Form 10-Q
period 2004-03-31
FRONTIER FUND
filed 2004-09-24
CIK 1261379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended March 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from              to

Commission File Number 333-108397

THE FRONTIER FUND

(a Delaware Statutory Trust)

(Exact name of registrant as specified in its charter)

Delaware	38-6815533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Equinox Fund Management, LLC 1660 Lincoln Street, Suite 100 Denver, Colorado	80264
(Address of principal executive offices)	(Zip Code)

(303) 837-0600

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐  or  No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

The Frontier Fund

Statements of Financial Condition

Balance Sheet

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS

Assets
Cash	$0	$1,000
Cash—Balanced Series	1,000	1,000
Cash—Beach Series	1,000	1,000
Cash—C-View Currency Series	1,000	1,000
Cash—Dunn Series	1,000	1,000
Cash—Graham Series	1,000	1,000

Total Assets	$5,000	$6,000

LIABILITIES & CAPITAL

Due to Managing Owner	$0	$1,000

Capital
Balanced Series—Class 2	1,000	1,000
Beach Series—Class 2	1,000	1,000
C-View Currency Series—Class 2	1,000	1,000
Dunn Series—Class 2	1,000	1,000
Graham Series—Class 2	1,000	1,000

Total Capital	5,000	5,000

Total Liabilities & Capital	$5,000	$6,000

Net Asset Value per Unit
Balanced Series (10 Units)	$100	$100
Beach Series (10 Units)	$100	$100
C-View Currency Series (10 Units)	$100	$100
Dunn Series (10 Units)	$100	$100
Graham Series (10 Units)	$100	$100

See Notes to Statement of Financial Condition

The Frontier Fund

Notes to Statements of Financial Condition

As of March 31, 2004 (unaudited) and December 31, 2003

1. Organization and Purpose

The Frontier Fund, or the Trust, was formed as a Delaware statutory trust on August 8, 2003, with separate Series of Units. Its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances). The Trust is a multi-advisor commodity pool as described in CFTC Regulation § 4.10(d)(2).

The Trust offers five (5) separate and distinct Series: Balanced Series, Beach Series, C-View Currency Series, Dunn Series, and Graham Series. The Trust may issue additional Series of Units. The Units of each Series will be separated into two sub-classes of Units. The Trust, with respect to each Series, will:

•	engage in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and may, from time to time, engage in cash and spot transactions;

•	invest in a subsidiary trading vehicle, managed account, limited liability company, limited partnership or other collective investment vehicle or a Trading Company. Each Trading Company will have one-year renewable contracts with its own independent commodity trading advisor(s) or a Trading Advisor or Trading Advisor(s) that will manage all or a portion of such Trading Company’s assets and make the trading decisions for the assets of each Series vested in such Trading Company, segregate its assets from any other Trading Company and maintain separate, distinct records for each Series, and account for its assets separately from the other Series and the other Trust assets;

•	calculate the Net Asset Value of its Units separately from the other Series;

•	have an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies); and

•	offer each Series of Units in two Sub-Classes-Class 1 and Class 2. Investors who purchase Class 1 Units of any Series will be charged up to three percent (3.0%) annually of the Net Asset Value of each Unit purchased, for the benefit of Selling Agents selling such Class 1 Units. Equinox Fund Management, LLC, or the Managing Owner, will prepay the initial service fee which will be amortized monthly at an annual rate of three percent (3.0%) of the average daily Net Asset Value of Class 1 of such Series; provided, however, that investors who redeem all or a portion of their Class 1 Units of any Series during the first twelve (12) months following the effective date of their purchase will be subject to a redemption fee of up to three percent (3.0%) of the Net Asset Value at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who purchase Class 2 Units of any Series will be charged no initial service fee. However, the Managing Owner may pay the Selling Agents an on-going service fee for certain administrative services.

•	Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current Net Asset Value per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York. Redemption of Class 1 Units of any Series, which have been held by the Unit holder for less than twelve (12) full months, will be subject to a redemption fee of up to three percent (3.0%) of the value of such Units being redeemed. Redemption fees are payable to Equinox Fund Management, LLC as Managing Owner of the Trust.

2. Significant Accounting Polices

The following are the significant accounting policies of the Trust.

Basis of Presentation - The unaudited interim statement of financial condition of the Trust included herein has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, in the opinion of management, reflects all adjustments, which are of a normal and recurring nature and necessary for a fair presentation of the interim financial statement.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Managing Owner to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Trust’s financial statements. The Managing Owner believes that once the Trust commences operations, the Trust’s significant accounting policies and related estimates and judgments underlying the financial statements will be as identified below.

Investment Transactions and Valuation - The Trust will record investment transactions on trade date and all investments will be recorded at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statements of Income (Loss). Generally, fair values will be based on quoted market prices; however, in certain circumstances, significant judgments and estimates may be required in determining fair value in the absence of an active market closing price.

In applying these policies, the Managing Owner may make judgments that can frequently require estimates about matters that are inherently uncertain.

3. Transactions with Affiliates

The initial $6,000 seed capital of the Trust was provided by its Managing Owner, Equinox Fund Management, LLC, or the Managing Owner, a Delaware limited liability company formed on June 25, 2003, to organize and manage various funds, including the Trust. $1,000 was contributed to Class 2 of each of the original six (6) Series of the Trust. Effective August 26, 2003, the Trust’s Beacon Series Units were redeemed by the Managing Owner for $1,000 and will no longer be offered by the Trust. There were no other capital changes or changes in the net assets of the Trust.

As sponsoring management company of the Trust, the Managing Owner has agreed to bear the organization and initial offering costs of the Trust, which as of December 31, 2003 were estimated to be approximately $1,250,000. As of March 31, 2004, such costs are estimated to be approximately $1,500,000 (unaudited).

Upon commencement of operations, each Series of Units will pay to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

In addition, each Series will pay to the Managing Owner an incentive fee of a certain percentage of new high net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series will employ multiple Trading Advisors, the Balanced Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Balanced Series may pay incentive fees to one or more Trading Advisors while the Balanced Series as a whole experiences losses. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

4. Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. Each Trading Company expects to trade in futures, forward and swap contracts and will therefore be a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions held by a Trading Company in respect of any Series at the same time, and if the Trading Advisor(s) of such Trading Company are unable to offset such futures interests positions, such Trading Company could lose all of its assets and the holders of Units of such Series would realize a 100% loss. The Managing Owner will seek to minimize market risk through real-time monitoring of open positions and the level of diversification of each Trading Advisor’s portfolio. It is anticipated that any Trading Advisor’s margin-to-equity ratio will typically not exceed approximately 35% although the actual ratio could be higher or lower from time to time.

In addition to market risk, trading futures, forward and swap contracts entails credit risk in that a counterparty will not be able to meet its obligations to the Trust. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. Some non-U.S. exchanges, in contrast to US. exchanges are principals’ markets in which performance is the responsibility only of the individual counterparty with whom the Trading Company has entered into the transaction with and not of the exchange or clearing corporation. In these kinds of markets, there is risk of bankruptcy or other failure or refusal to perform by the counterparty.

In the case of forward contracts traded on the interbank market and swaps, neither are traded on exchanges. The counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. The Managing Owner expects the Trading Advisors to trade only with those counterparties which it believes to be creditworthy. All positions of each Trading Company will be valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to any Trading Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report includes forward-looking statements that reflect the Managing Owner’s current expectations about the future results, performance, prospects and opportunities of the Trust. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Trust’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Managing Owner undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Introduction

The Frontier Fund, or the Trust, was formed as a Delaware statutory trust on August 8, 2003, with separate series, or each, a Series, of units of beneficial interest, or the Units. Its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances).

The Trust’s Units are being offered in five (5) separate and distinct Series: Balanced Series, Graham Series, Beach Series, C-View Currency Series and Dunn Series. We may issue future Series of Units. The Units of each Series will be separated into two sub-classes, or each, a Sub-Class, of Units. The Trust, with respect to each Series, will:

•	engage in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and may, from time to time, engage in cash and spot transactions;

•	invest in a subsidiary trading vehicle, managed account, limited liability company, limited partnership or other collective investment vehicle, or a Trading Company. Each Trading Company will have one-year renewable contracts with its own independent commodity trading advisor(s), or a Trading Advisor or Trading Advisors that will manage all or a portion of such Trading Company’s assets and make the trading decisions for the assets of each Series vested in such Trading Company, segregate its assets from any other Trading Company and maintain separate, distinct records for each Series, and account for its assets separately from the other Series and the other Trust assets;

•	calculate the Net Asset Value of its Units separately from the other Series;

•	have an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies); and

•	offer each Series of Units in two Sub-Classes-Class 1 and Class 2. Investors who purchase Class 1 Units of any Series will be charged up to three percent (3.0%) annually of the Net

Asset Value of each Unit purchased, for the benefit of Selling Agents selling such Class 1 Units. The Managing Owner will prepay the initial service fee which will be amortized monthly at an annual rate of three percent (3.0%) of the average daily Net Asset Value of Class 1 of such Series; provided, however, that investors who redeem all or a portion of their Class 1 Units of any Series during the first twelve (12) months following the effective date of their purchase will be subject to a redemption fee of up to three percent (3.0%) of the Net Asset Value at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who purchase Class 2 Units of any Series will be charged no initial service fee. However, the Managing Owner may pay the Selling Agents an on-going service fee for certain administrative services.

•	Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current Net Asset Value per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York. Redemption of Class 1 Units of any Series, which have been held by the Unit holder for less than twelve (12) full months, will be subject to a redemption fee of up to three percent (3.0%) of the value of such Units being redeemed. Redemption fees are payable to Equinox Fund Management, LLC as Managing Owner of the Trust.

The Trust is offering Units of each Series initially for a period ending on October 31, 2004 (unless extended), or the Initial Offering Period. This Initial Offering Period may be shorter for a particular Series if the Subscription Minimum for such Series is reached before that date. The Initial Offering Period may be extended by the Managing Owner for up to ninety (90) days.

After trading commences, we will offer Units as of each day of each week and will continue to offer Units in each Series until the maximum amount of each Series’ Units which are registered are sold, such period being referred to as the Continuous Offering Period. The Managing Owner may terminate the Continuous Offering Period at any time.

Liquidity and Capital Resources

We will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and do not intend to raise any capital through borrowing. Due to the nature of the Trust’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

The Managing Owner is responsible for the payment of all of the ordinary expenses associated with the organization of the Trust and the offering of each Series of Units, except for the initial and ongoing service fee, if any, and no Series will be required to reimburse these expenses. As a result, 100% of each Series’ offering proceeds will be initially available for that Series’ trading activities.

Except for that portion of each Trading Company’s assets used as margin to maintain that Trading Company’s forward currency contract positions, the proceeds of the offering for each Series will be deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets (other than those assets held in the form of U.S. Government securities) on deposit with the clearing brokers each week. Currently, this amount is estimated to be 1.15%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the United States, or by a person controlled by or supervised by and acting as an instrumentality of the government of the United States pursuant to authority granted by Congress of the United States or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Interest income up to 2.0% will be paid to the Managing Owner.

Approximately 10% to 20% of the Trust’s assets are expected to be committed as required margin for futures contracts and forward and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents, such as U.S. Treasury bills, money market funds, certificates of deposit (under nine months) and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. Federally chartered banks.

Results of Operations

Since the Initial Offering Period has not closed, the Trust does not have any operations or substantial assets and there has not been any material change in the Trust’s financial conditions since December 31, 2003.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Managing Owner to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Trust’s financial statements. The Managing Owner believes that once the Trust commences operations, the Trust’s critical accounting policies and related estimates and judgments underlying the financial statements will be as identified below.

Investment Transactions and Valuation—The Trust will record investment transactions on trade date and all investments will be recorded at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statements of Income (Loss). Generally, fair values will be based on quoted market prices; however, in certain circumstances, significant judgments and estimates may be required in determining fair value in the absence of an active market closing price.

In applying these policies, the Managing Owner may make judgments that can frequently require estimates about matters that are inherently uncertain.

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. Each Trading Company expects to trade in futures, forward and swap contracts and will therefore be a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions held by a Trading Company in respect of any Series at the same time, and if the Trading Advisor(s) of such Trading Company are unable to offset such futures interests positions, such Trading Company could lose all of its assets and the holders of Units of such Series would realize a 100% loss. The Managing Owner will seek to minimize market risk through real-time monitoring of open positions and the level of diversification of each Trading Advisor’s portfolio. It is anticipated that any Trading Advisor’s margin-to-equity ratio will typically not exceed approximately 35% although the actual ratio could be higher or lower from time to time.

In addition to market risk, trading futures, forward and swap contracts entails credit risk in that a counterparty will not be able to meet its obligations to the Trust. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. Some non-U.S. exchanges, in contrast to US. exchanges are principals’ markets in which performance is the responsibility only of the individual counterparty with whom the Trading Company has entered into the transaction with and not of the exchange or clearing corporation. In these kinds of markets, there is risk of bankruptcy or other failure or refusal to perform by the counterparty.

In the case of forward contracts traded on the interbank market and swaps, neither are traded on exchanges. The counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. The Managing Owner expects the Trading Advisors to trade only with those counterparties which it believes to be creditworthy. All positions of each Trading Company will be valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to any Trading Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust is a speculative commodity pool. The market sensitive instruments which will be held by the Trading Companies will be acquired for speculative trading purposes, and all or a substantial amount of the Trust’s assets will be subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments will be integral, not incidental, to the Trust’s main line of business.

Market movements will result in frequent changes in the fair market value of each Trading Company’s open positions and, consequently, in each Series of the Trust’s earnings and cash flow. The Trading Companies and consequently the Trust’s market risk will be influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the open positions and the liquidity of the markets in which trade are made.

Each Trading Company will rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it will not be possible to predict how a particular future market scenario will affect performance, and the Trust’s past performance for any Series will not necessarily indicative of the future results of such Series.

The Trading Companies and consequently the Trust’s primary market risk exposures as well as the strategies used and to be used by the Trading Advisors for managing such exposures will be subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust’s and the Managing Owner’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trading Companies and consequently the Trust. There can be no assurance that the Trading Companies’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Trust.

The following are the primary anticipated trading risk exposures of the Trust as of March 31, 2004, by market sector.

Interest rates

Interest rate risk is one of the principal market exposures of each Trading Company. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of the each Trading Company and accordingly the Trust for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Trust are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trust will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Trust if the medium- to long-term rates remain steady.

The first two percent (2.0%) of interest income earned by the Trust on each Series will be paid to the Managing Owner per annum. In addition, if interest rates fall below 0.75%, the Managing Owner will be paid the difference between the Trust’s annualized income interest and 0.75%. Interest income above 2.0% per Series will be retained by the Trust.

Currencies

Exchange rate risk is expected to be a significant market exposure of each Series of the Trust in general and the C-View Currency Series in particular. For each Series of the Trust in general and the C-View Currency Series in particular currency exposure is expected to be to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trading Advisors on behalf of a Series will trade in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The Managing Owner does not anticipate that the risk profile of the Trust’s currency sector will change significantly in the future.

Stock Indices

For each Series (other than the C-View Currency Series), its primary equity exposure is expected to be equity price risk in the G-7 countries as well as other smaller jurisdictions. Each Series of the Trust’s (other than the C-View Currency Series) is expected to be primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

Metals

For each Series (other than the C-View Currency Series), its metals market exposure is expected to be fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. Some metals, such as gold, are used as surrogate stores of value, in place of hard currency, and thus have an associated currency or interest rate risk associated with them relative to their price in a specific currency. Other metals, such as silver, platinum, copper and steel, have substantial industrial applications, and may be subject to forces affecting industrial production and demand.

Agricultural/Soft

Each Series (other than the C-View Currency Series) may also invest in raw commodities and may thus have exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions or by political events in countries that comprise significant sources of commodity supply.

Energy

For each Series (other than the C-View Currency Series), its primary energy market exposure is expected to be in oil, gas and other energy product price movements, often resulting from political developments and ongoing conflicts in the Middle East. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Other Trading Risks

As a result of leverage, small changes in the price of a Trading Company’s expected positions may result in substantial losses. Futures, forwards and options are typically traded on margin. This means that a small amount of capital can be used to invest in contracts of much greater total value. The resulting leverage means that a relatively small change in the market price of a contract can produce a substantial loss. Like other leveraged investments, any purchase or sale of a contract may result in losses in excess of the amount invested in that contract. The Trading Companies may lose more than their initial margin deposits on a trade.

The Trading Companies’ trading will be subject to execution risks. Market conditions may make it impossible for the Trading Advisors to execute a buy or sell order at the desired price, or to close out an open position. Daily price fluctuation limits are established by the exchanges and approved by the Commodity Futures Trading Commission. When the market price of a contract reaches its daily price fluctuation limit, no trades can be executed at prices outside the limit. The holder of a contract may therefore be locked into an adverse price movement for several days or more and lose considerably more than the initial margin put up to establish the position. Thinly traded or illiquid markets also can make it difficult or impossible to execute trades.

The Trading Advisor’s positions will be subject to speculative limits. The Commodity Futures Trading Commission and domestic exchanges have established speculative position limits on the maximum futures position which any person, or group of persons acting in concert, may hold or control in particular futures contracts or options on futures contracts traded on U.S. commodity exchanges. Under current regulations, other accounts of the Trading Advisors are combined with the positions held by them on behalf of the applicable Trading Company for position limit purposes. This trading could preclude additional trading in these commodities by the Trading Advisors for the account of the Trust.

Systematic strategies do not consider fundamental types of data and do not have the benefit of discretionary decision making. The assets of the Trust allocable to certain Series will be allocated to Trading Advisors that rely on technical, systematic strategies that do not take into account factors external to the market itself (although certain of these strategies may have minor discretionary elements incorporated into their systematic strategy). The widespread use of technical trading systems frequently results in numerous trading advisors attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity. Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data (on which technical programs are based) only marginally relevant to future market patterns. Systematic strategies are developed on the basis of a statistical analysis of market prices. Consequently, any factor external to the market itself that dominates prices that a discretionary decision maker may take into account may cause major losses for a systematic strategy. For example, a pending political or economic event may be very likely to cause a major price movement, but a systematic strategy may continue to maintain positions indicated by its trading method that might incur major losses if the event proved to be adverse.

However, because certain of the Trading Advisors’ strategies involves some discretionary aspects in addition to their technical factors, certain of the Trading Advisors may occasionally use discretion in investing the assets of a Series. For example, the Trading Advisors often use discretion in selecting contracts and markets to be followed. In exercising such discretion, such Trading Advisor may take positions opposite to those recommended by the Trading Advisor’s trading system or signals. Discretionary decision making may also result in a Trading Advisor failing to capitalize on certain price trends or making unprofitable trades in a situation where another trader relying solely on a systematic approach might not have done so. Furthermore, such use of discretion may not enable the relevant Series of the Trust to avoid losses, and in fact, such use of discretion may cause such Series to forego profits which it may have otherwise earned had such discretion not been used.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of September 1, 2004 (the “Evaluation Date”). Based upon that evaluation, taking into consideration the additional procedures that we have implemented with the assistance of our outside counsel, now that we are a reporting entity, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

Changes in internal controls

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description	Page Number
1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents (incorporated by reference to Exhibit 1.1 to the Trust’s Pre-Effective Amendment No. 5 S-1 Registration Statement, File No. 333-108397, filed with the Commission on February 5, 2004)	Δ

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (incorporated by reference to Exhibit A to the Trust’s Pre-Effective Amendment No. 5 S-1 Registration Statement, File No. 333-108397, filed with the Commission on February 5, 2004)	Δ

4.2	Form of Subscription Agreement (incorporated by reference to Exhibit B to the Trust’s Pre-Effective Amendment No. 5 S-1 Registration Statement, File No. 333-108397, filed with the Commission on February 5, 2004)	Δ

4.3	Form of Exchange Request (incorporated by reference to Exhibit C to the Trust’s Pre-Effective Amendment No. 5 S-1 Registration Statement, File No. 333-108397, filed with the Commission on February 5, 2004)	Δ

4.4	Form of Request for Redemption (incorporated by reference to Exhibit D to the Trust’s Pre-Effective Amendment No. 5 S-1 Registration Statement, File No. 333-108397, filed with the Commission on February 5, 2004)	Δ

4.5	Form of Privacy Notice (incorporated by reference to Exhibit E to the Trust’s Pre-Effective Amendment No. 5 S-1 Registration Statement, File No. 333-108397, filed with the Commission on February 5, 2004)	Δ

10.1	Form of Escrow Agreement among the Registrant, Equinox Fund Management, LLC and the U.S. Bank National Association, Denver Colorado (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 5 S-1 Registration Statement, File No. 333-108397, filed with the Commission on February 5, 2004)	Δ

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC (incorporated by reference to Exhibit 10.2 to the Trust’s Pre-Effective Amendment No. 5 S-1 Registration Statement, File No. 333-108397, filed with the Commission on February 5, 2004)	Δ

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated (incorporated by reference to Exhibit 10.21 to the Trust’s Pre-Effective Amendment No. 5 S-1 Registration Statement, File No. 333-108397, filed with the Commission on February 5, 2004)	Δ

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor (incorporated by reference to Exhibit 10.3 to the Trust’s Pre-Effective Amendment No. 5 S-1 Registration Statement, File No. 333-108397, filed with the Commission on February 5, 2004)	Δ

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.
Δ	Incorporated by reference.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 24, 2004		The Frontier Fund
(Registrant)

Date: September 24, 2004

	By:	/s/ Richard E. Bornhoft
Richard E. Bornhoft
President and Chief Executive Officer of
Equinox Fund Management, LLC, the
Managing Owner of The Frontier Fund