Form 10-Q
period 2004-06-30
FRONTIER FUND
filed 2004-09-24
CIK 1261379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended June 30, 2004

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

ITEM 1. Financial Statements

The Frontier Fund

Statements of Financial Condition

Balance Sheet

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS

Assets
Cash	$0	$1,000
Cash—Balanced Series	1,000	1,000
Cash—Beach Series	1,000	1,000
Cash—C-View Currency Series	1,000	1,000
Cash—Dunn Series	1,000	1,000
Cash—Graham Series	1,000	1,000

Total Assets	$5,000	$6,000

LIABILITIES & CAPITAL

Due to Managing Owner	$0	$1,000

Capital
Balanced Series—Class 2	1,000	1,000
Beach Series—Class 2	1,000	1,000
C-View Currency Series—Class 2	1,000	1,000
Dunn Series—Class 2	1,000	1,000
Graham Series—Class 2	1,000	1,000

Total Capital	5,000	5,000

Total Liabilities & Capital	$5,000	$6,000

Net Asset Value per Unit
Balanced Series (10 Units)	$100	$100
Beach Series (10 Units)	$100	$100
C-View Currency Series (10 Units)	$100	$100
Dunn Series (10 Units)	$100	$100
Graham Series (10 Units)	$100	$100

See Notes to Statement of Financial Condition

The Frontier Fund

Notes to Statements of Financial Condition

As of June 30, 2004 (unaudited) and December 31, 2003

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

As sponsoring management company of the Trust, the Managing Owner has agreed to bear the organization and initial offering costs of the Trust, which as of December 31, 2003 were estimated to be approximately $1,250,000. As of June 30, 2004, such costs are estimated to be approximately $2,100,000 (unaudited).

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

The following are the primary anticipated trading risk exposures of the Trust as of June 30, 2004, by market sector.

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