Form 10-K
period 2004-12-31
FRONTIER FUND
filed 2005-04-15
CIK 1261379

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    December 31, 2004                                            333-108397
For the fiscal year ended                                 Commission file number

                                THE FRONTIER FUND
                          (a Delaware Statutory Trust)
             (Exact name of registrant as specified in its charter)

                    Delaware                                      36-6815533
         (State or other jurisdiction of                      (I.R.S. Employer
          incorporation or organization)                     Identification No.)

           c/o Equinox Fund Management, LLC
1660 Lincoln Street, Suite 100, Denver, Colorado                     80264
  (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (303) 837-0600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The Frontier Fund's units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. As of March 31, 2005, there were 635,863 Units outstanding for Balanced Series, 12,051 for Beach Series, 4,536 for C-View Currency Series, 25,032 for Campbell/Graham Series, 22,877 for Dunn Series, and 95,512 for Graham Series . The Campbell/Graham Series broke escrow and commenced operations on February 11, 2005.

                       Documents Incorporated by Reference

     Portions of the Prospectus filed by the registrant on February 7, 2005, pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-119596) are incorporated by reference into Part I and Part II of this report.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I

   Item  1.  Business .........................................................3
   Item  2.  Properties .......................................................5
   Item  3.  Legal Proceedings ................................................6
   Item  4.  Submission of Matters to a Vote of Security Holders ..............6

PART II

   Item  5.  Market for Common Equity and Related Stockholder Matters .........7
   Item  6.  Selected Financial Data ..........................................8
   Item  7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations .....................................9
   Item  7A. Quantitative and Qualitative Disclosure About Market Risk .......15
   Item  8.  Financial Statements and Supplementary Data .....................20
   Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....................................20
   Item 9A.  Controls and Procedures .........................................20

PART III

   Item 10.  Directors and Executive Officers of the Registrant ..............21
   Item 11.  Executive Compensation ..........................................23
   Item 12.  Security Ownership of Certain Beneficial Owners
                and Management ...............................................24
   Item 13.  Certain Relationships and Related Transactions ..................25
   Item 14.  Principal Accounting Fees and Services ..........................25

PART IV

   Item 15.  Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K .....................................................27

          Unless expressly stated otherwise, all information in this report is as of December 31, 2004, and the Managing Owner undertakes no obligation to update this information.

          Information contained herein includes forward-looking statements that reflect the Managing Owner's current expectations about the future results, performance, prospects and opportunities of the Trust. The Managing Owner has tried to identify these forward-looking statements by using words such as "may," "will," "expect," "anticipate,"

"believe," "intend," "should," "estimate" or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in "Risk Factors" (incorporated herein by reference to the section captioned "Risk Factors" from a Prospectus filed by the Trust on February 7, 2005) and elsewhere in this report, and unknown, that could cause the Trust's actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

          You should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, the Managing Owner undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described herein, as a result of new information, future events or changed circumstances or for any other reason after the date of this report.

                                     Part I

Item 1. BUSINESS.

Overview

          The Frontier Fund, which is referred to in this report as the Trust, was formed on August 8, 2003, as a Delaware statutory trust. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission, or CFTC, Regulation (S) 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest, or the Units, in segregated pools of assets of the Trust, pursuant to the requirements of the Delaware Statutory Trust Act, as amended, or the Trust Act. The assets of each Series are segregated from the assets of other Series. The Trust is not and will not be registered as an investment company under the Investment Company Act of 1940, as amended. It is managed by its Managing Owner, Equinox Fund Management, LLC.

          Purchasers of Units are limited owners of the Trust, or Limited Owners. The Trust Act provides that, except as otherwise provided in the amended and restated declaration of trust and trust agreement of the Trust dated as of August 8, 2003 by and among the Managing Owner, Wilmington Trust Company as trustee and the unitholders from time to time, or the Trust Agreement, unitholders in a Delaware statutory trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series' assets. Limited Owners do not have any such liability.

          As of December 31, 2004, the Trust had five separate Series of Units issued and outstanding: Balanced Series, Beach Series, C-View Currency Series, Dunn Series and Graham Series. Each Series of Units have two separate sub-classes issued and outstanding--Class 1 and Class 2. The Trust, with respect to each Series:

          . engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments and may, from time to time, engage in cash and spot transactions;

          . allocates funds to a subsidiary limited liability Trading Company or Companies. Each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company's assets, make the trading decisions for the assets of each Series vested in such Trading Company, segregate its assets from any other Trading Company and maintain separate, distinct records for each Series, and account for its assets separately from the other Series and the other Trust assets;

          . calculates the net assets, or the Net Asset Value, of its Units separately from the other Series; and

          . has an investment objective of increasing the value of the Units over the long term (capital appreciation), while controlling risk and volatility, and to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies).

          . aggregates all cash and equivalents for purposes of maximizing returns at an equal rate for all Series. The assets of any particular Series include only those funds and other assets that are paid to, held by or distributed to the Trust on account of and for the benefit of that Series. Under the "Inter-Series Limitation on Liability" expressly provided for under Section 3804(a) of the Trust Act, strict segregation of the cash and equivalents, though pooled for maximizing returns, is maintained in the books and records of each Series.

          Effective February 5, 2004, the Trust registered up to an aggregate of $250 million of Units in all Series and all Sub-Classes for sale on a Registration Statement on Form S-1 (File No. 333-108397). The Trust subsequently registered up to an additional $46 million of Units in Balanced Series, Beach Series, C-View Currency Series (Class 2 Units only), Dunn Series (Class 2 Units only) and Graham Series on a Registration Statement on Form S-1MEF pursuant to Rule 462(b) (File No. 333-116949). As of December 31, 2004, the Net Asset Value of each Series of the Trust was $32,657,185 with respect to Balanced Series, $667,421 with respect to Beach Series, $458,655 with respect to C-View Currency Series,$2,393,669 with respect to Dunn Series, and $6,850,787 with respect to Graham Series.

          As of December 31, 2004, substantially all of the assets of Beach Series, C-View Currency Series Dunn Series and Graham Series had been invested in the Trading Company for such Series, and the assets of the Balanced Series had been invested in several different Trading Companies. Each Trading Company (except the Trading Company for the Balanced Series) has its own Trading Advisor that will manage 100% of the assets invested in such Trading Company and make that Trading Company's trading decisions. Between 10% and 40% of each Series' assets are normally committed as margin for commodities trading, although these percentages may substantially vary from time to time.

          The Trading Advisors were selected based upon the Managing Owner's evaluation of each Trading Advisor's past performance, trading portfolios and strategies, as well as how each Trading Advisor's performance, portfolio and strategies complement and differ from those of the other Trading Advisors. As of December 31, 2004, none of the Trading Advisors nor any of their principals had any beneficial interest in the Trust, except Dunn Capital Management Inc., or Dunn, its principals and/or its affiliates, held 20,000 Units in the Dunn Series, Class 1, valued at $2,115,476. For every $1.00 that is invested in the Dunn Series by investors not affiliated with Dunn during each quarter, however, Dunn, such principals, and/or such affiliates, have the right to withdraw $0.75 of its initial investment as of the end of such quarter. As of December 31, 2004, no other Trading Advisors or any principal of a Trading Advisor owned any beneficial interest in the Trust, but any of them is free to do so.

          Equinox Fund Management, LLC, a Delaware limited liability company formed in June 2003, is the managing owner of the Trust. The Managing Owner became registered with the CFTC as a commodity pool operator, or a CPO, as of August 6, 2003, and has been a member of the National Futures Association, or the NFA, in such capacity since that date. The Managing Owner's main business office is located at 1660 Lincoln Street, Suite 100, Denver, Colorado 80264, telephone (303) 837-0600. A description of the Managing Owner's responsibilities to the Trust is contained in a Prospectus filed by the Trust on February 7, 2005 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-119596), which is referred to herein as the "Prospectus," under the section captioned "Duties of the Managing Owner," and such description is incorporated herein by reference from the Prospectus.

Regulation

          Under the Commodity Exchange Act, as amended, commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the Commodity Exchange Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers." The Commodity Exchange Act requires "commodity pool operators" such as the Managing Owner "commodity trading advisors" and commodity brokers or "futures commission merchants" such as the Trust's commodity brokers to be registered and to comply with various reporting and recordkeeping requirements. The Managing Owner and the Trust's commodity brokers are members of the NFA. The CFTC may suspend a commodity pool operator's or a commodity trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated thereunder. In the event that the Managing Owner's registration as a commodity pool operator were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust. Should the Managing Owner's registration be suspended, termination of the Trust may result.

          In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Trust, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Trust also trades in dealer markets for forward and swap contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Trust trades on foreign commodity exchanges, which are not subject to regulation by any United States government agency.

Operations

          A description of the business of the Trust, including trading approaches for each Series of Units, rights and obligations of the limited owners, compensation arrangements and fees and expenses is contained in the Prospectus, under the sections captioned "Risk Disclosure Statement," "Summary of the Prospectus," "Risk Factors," "Structure of the Trust," "Trading Limitation and Policies," "Description of the Trust, Trustee, Managing Owner and Affiliates," "Actual and Potential Conflicts of Interest," "Fees and Expenses" and the appendix attached to the Prospectus for each Series of Units, and such description is incorporated herein by reference from the Prospectus.

          The Trading Companies for each Series of Units engage in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments and may, from time to time, engage in cash and spot transactions. A brief description of the Trust's main types of investments is set forth below:

          . A futures contract is a standardized contract traded on an exchange that calls for the future delivery of a specified quantity of a commodity at a specified time and place.

          . A forward contract is an individually negotiated contract between principals, not traded on an exchange, to buy or sell a specified quantity of a commodity at or before a specified date at a specified price.

          . An option on a futures contract, forward contract or a commodity gives the buyer of the option the right, but not the obligation, to buy or sell a futures contract, forward contract or a commodity, as applicable, at a specified price on or before a specified date. Options on futures contracts are standardized contracts traded on an exchange, while options on forward contracts and commodities, referred to collectively in this prospectus as over-the-counter options, generally are individually negotiated, principal-to-principal contracts not traded on an exchange.

          . A swap contract generally involves an exchange of a stream of payments between the contracting parties. Swap contracts generally are not uniform and not exchange-traded.

          . A spot contract is a cash market transaction in which the buyer and seller agree to the immediate purchase and sale of a commodity, usually with a two-day settlement. Spot contracts are not uniform and not exchange-traded.

Item 2. PROPERTIES.

          The Trust does not own or use any physical properties in the conduct of its business. Its assets currently consist of cash items such as money market funds, certificates of deposit (under nine months) and time deposits, and, through each Trading Company, U.S. and international futures and forward contracts and other interests in derivative instruments, including options contracts on futures, forwards, swap contracts and spot contracts. The Trust's main office is located at 1660 Lincoln Street, Suite 100, Denver, Colorado 80264.

Item 3. LEGAL PROCEEDINGS.

          The Trust is presently not involved in any legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

                                     Part II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

          No Units in any Series are publicly traded. The Units in each Series may be redeemed, in whole or in part, on a daily basis, subject to the conditions and restrictions provided in the Trust Agreement. In particular, if a unitholder redeems all or a portion of its Class 1 Units of any Series on or before the end of 12 full months following the effective date of the purchase of the Units being redeemed, such unitholder is charged a redemption fee of up to 3.0% of the Net Asset Value at which the Units are redeemed. The Trust Agreement also contains restrictions on the transfer or assignment of the Units.

          The Managing Owner has the sole discretion in determining what distributions, if any, the Trust will make to the unitholders. The Trust has not effected distributions on the Units in any Series as of the date hereof and the Managing Owner does not intend to effect any distributions in the foreseeable future.

          The following table shows the number of unitholders and the number of Units outstanding in each Sub-Class of each Series as of March 31, 2005:

                                   Number of Unitholders   Number of Units Outstanding
                                   ---------------------   ---------------------------
Balanced Series (Class 1)                  1,873                     385,790
Balanced Series (Class 2)                    283                     250,073
Beach Series (Class 1)                        62                      10,280
Beach Series (Class 2)                        16                       1,771
C-View Currency Series (Class 1)               8                         264
C-View Currency Series (Class 2)               2                       4,272
Campbell/Graham Series (Class 1)             144                      24,351
Campbell/Graham Series (Class 2)               7                         681
Dunn Series (Class 1)                         12                       1,382
Dunn Series (Class 2)                          9                      21,494
Graham Series (Class 1)                      256                      45,534
Graham Series (Class 2)                       23                      49,978

          No Units are authorized for issuance by the Trust under equity compensation plans. During the year ended December 31, 2004, no unregistered Units were sold by the Trust. In addition, the Trust did not repurchase any Units during the fourth quarter of fiscal year 2004.

          During the year ended December 31, 2004, the Trust conducted an offering of Balanced Series, C-View Currency Series, Dunn Series and Graham Series, in each case Class 1 and Class 2 Units, pursuant to a Registration Statement on Form S-1 (File No. 333-108397), which was declared effective on February 5, 2004. A total of 2,500,000 Units were registered, including 1,375,000 Units in Balanced Series, 375,000 Units in Beach Series, 125,000 Units in C-View Currency Series, 125,000 Units in Dunn Series, and 500,000 Units in Graham Series. The estimated aggregate offering price was $250,000,000, representing a price of $100 per Unit in each Series prior to the commencement of trading.

          The Trust subsequently registered additional Units for an offering in Balanced Series, Beach Series, C-View Currency Series (Class 2 Units only), Dunn Series (Class 2 Units only) and Graham Series on a Registration Statement on Form S-1MEF pursuant to Rule 462(b) (File No. 333-116949), which was declared effective on June 29, 2004. A total of 2,960,000 additional Units were registered, including 1,650,000 Units in Balanced Series, 450,000 Units in Beach Series, 130,000 Units in C-View Currency Series, 130,000 Units in Dunn Series and 600,000 Units on Graham Series. The estimated aggregate offering price was $296,000,000, representing a price of $100 per Unit in each Series prior to the commencement of trading.

          On October 7, 2004, the Trust filed a registration statement on Form S-1 (File No. 333-119596), which was declared effective on February 7, 2005. The Trust registered a total of 11,000,000 Units in such registration statement, including 8,750,000 Units in Balanced Series, 650,000 Units in Beach Series, 230,000 Units in C-View Currency Series, 3,000,000 Units in Campbell/Graham Series (which was a newly created Series registered for the first time), 230,000 Units in Dunn Series, and 1,100,000 Units in Graham Series. The estimated aggregate offering price was $1,093,833,000, which amount was calculated assuming that all Units in the Balanced Series, Beach Series, C-View Currency Series and Dunn Series of Units were sold at the Net Asset Value per Unit as of October 1, 2004 and assuming that all Units in the Campbell/Graham Series and Graham Series of Units were sold at the price of $100 per Unit.

          The offering of Units in each Series of the Trust commenced on June 29, 2004.

          As of December 31, 2004, the Trust had received subscriptions for Balanced Series Units, Beach Series Units, C-View Currency Series Units, Dunn Series Units and Graham Series Units. The aggregate proceeds received were $35,623,122 for Balanced Series, $655,666 for Beach Series, $458,543 for C-View Currency Series, $2,267,503 for Dunn Series, and $6,653,094 for Graham Series. The Trust did not incur any expenses in connection with the offerings. Except for that portion of each Trading Company's assets used as margin to maintain that Trading Company's forward currency contract positions, the proceeds of the offering for each Series are be deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements.

          The clearing brokers credit each Trading Company with 80%-100% of the interest earned on its average net assets (other than those assets held in the form of U.S. government securities) on deposit with the clearing brokers each week. During the year ended December 31, 2004, this amount was approximately 95%. In an attempt to increase interest income earned, the Managing Owner also may invest non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the United States, or by a person controlled by or supervised by and acting as an instrumentality of the government of the United States pursuant to authority granted by Congress of the United States or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Interest income up to 2.0% will be paid to the Managing Owner.

ITEM 6. SELECTED FINANCIAL DATA

          The selected financial information for the years ended December 31, 2004, and 2003, is taken from the financial statements of The Frontier Fund included on pages F-1 through F-14 of this filing, audited by Deloitte & Touche LLP.

          You should read this information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes included therewith. Results from past periods are not necessarily indicative of results that may be expected for any future period.

FOR THE YEAR ENDED DECEMBER 31, 2004

                                          Balanced                        C-View
                                           Series     Beach Series   Currency Series   Dunn Series   Graham Series
                                         ----------   ------------   ---------------   -----------   -------------
Interest income - net ................        5,876          116                2              --             --
Total expenses .......................      687,681        5,661               44          78,214         74,509
Net gain on investments ..............    2,396,442       17,300              154         204,380        272,202
Net income ...........................    1,492,801       11,755              112         126,166        197,693
Net income per unit - Class 1 ........         6.03         6.01             2.67            4.96           3.57
Net income per unit - Class 2 ........         6.85         6.84             3.47            5.77           3.92
Total Assets .........................   33,661,231      671,300          458,730       2,406,748      6,981,627
Total owners' capital - Class 1 ......   11,772,262      488,932           16,586         117,047      1,961,583
Total owners' capital - Class 2 ......   20,884,923      178,489          442,069       2,276,622      4,889,204
Net Asset Value per Unit - Class 1 ...       106.03       106.01           102.67          104.96         103.57
Net Asset Value per Unit - Class 2 ...       106.85       106.84           103.47          105.77         103.92

FOR THE YEAR ENDED DECEMBER 31, 2003

                                          Balanced                        C-View
                                           Series     Beach Series   Currency Series   Dunn Series   Graham Series
                                         ----------   ------------   ---------------   -----------   -------------
Total Assets .........................      2,000         1,000            1,000           1,000          1,000
Total owners' capital - Class 1 ......          0             0                0               0              0
Total owners' capital - Class 2 ......      1,000         1,000            1,000           1,000          1,000
Net Asset Value per Unit - Class 1 ...        N/A           N/A              N/A             N/A            N/A
Net Asset Value per Unit - Class 2 ...     100.00        100.00           100.00          100.00         100.00

          As of September 24, 2004, the Trust broke escrow and commenced operations for each Series except the Graham Series. The Graham Series broke escrow and commenced operations as of November 19, 2004.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

          The Frontier Fund, or the Trust, is a Delaware statutory trust formed in August 8, 2003. The Trust is a multi-advisor commodity pool, as described in CFTC Regulation (S) 4.10(d)(2). The Trust is authorized to issue multiple Series of Units in segregated pools of assets of the Trust, pursuant to the requirements of the Trust Act. The assets of each Series are segregated from the assets of other Series. The Trust is managed by the Managing Owner, and its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances).

          The Trust, with respect to each Series of Units, engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments and may, from time to time, engage in cash and spot transactions. The Trust allocates funds to the Trading Companies each of which has one-year renewable contracts with its own independent Trading Advisor(s) that will (i) manage all or a portion of the applicable Trading Company's assets, (ii) make the trading decisions for the assets of each Series vested in such Trading Company, (iii) segregate its assets from any other Trading Company and maintain separate, distinct records for each Series, and (iv) account for its assets separately from the other Series and the other Trust assets. The Trust has an investment objective of increasing the value of the Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies).

          As of December 31, 2004, the Trust had five separate Series of Units issued and outstanding: Balanced Series, Beach Series, C-View Currency Series, Dunn Series and Graham Series. Each Series of Units have two separate sub-classes issued and outstanding--Class 1 and Class 2.

          For additional overview of the Trust's structure and business activities, see Item 1 "BUSINESS".

Liquidity and Capital Resources

          The Trust will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Trust's business, it makes no capital expenditures and has no capital assets which are not operating capital or assets.

          The Managing Owner is responsible for the payment of all of the ordinary expenses associated with the organization of the Trust and the offering of each Series of Units, except for the initial and ongoing service fee, if any, and no Series will be required to reimburse these expenses. As a result, 100% of each Series' offering proceeds are initially available for that Series' trading activities.

          A portion of each Trading Company's assets is used as margin to maintain that Trading Company's forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At December 31, 2004, cash deposited at the clearing brokers was $5,518,100 for the Balanced Series, and $2,553,921 for the Graham Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each week. Currently, this amount is estimated to be 2.54%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the United States, or by a person controlled by or supervised by and acting as an instrumentality of the government of the United States pursuant to authority granted by Congress of the United States or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Interest income up to 2.0% is paid to the Managing Owner.

          Approximately 10% to 20% of the Trust's assets are expected to be committed as required margin for futures contracts and forward and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 2% to 6% of the Trust's assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust's assets will normally be invested in cash equivalents and short term investments, such as money market funds, certificates of deposit (under nine months) and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. Federally chartered banks. As of December 31, 2004, such cash equivalents and short term investments included time deposits at Merrill Lynch Bank USA, and money market funds held at Merrill Lynch Investment Managers. Including cash held at US Bank, total cash and cash equivalents and short term investments held at these institutions were $27,363,143 for the Balanced Series, $646,272 for the Beach Series, $458,575 for the C-View Currency Series, $2,276,864 for the Dunn Series, and $4,357,738 for the Graham Series.

Results of Operations

Balanced Series

          The Balanced Series commenced operations on September 24, 2004. The Balanced Series - Class 1 returned 6.0% for the period since commencement of operations, and 6.2% for the three month period ended December 31, 2004, net of fees and expenses; and the Balanced Series - Class 2 returned 6.8% for the period since commencement of operations, and 7.0% for the three month period ended December 31, 2004, net of fees and expenses.

          For the period from commencement of operations through December 31, 2004, the Balanced Series recorded net gain on investments of $2,396,442, net interest of $5,876, and total expenses of $687,681, resulting in a net increase in Owners' capital from operations of $1,492,801. The Net Asset Value per Unit increased from $100.00 at September 24, 2004, to $106.03 for Class 1 and $106.85 for Class 2 as of December 31, 2004. Total Class 1 subscriptions and redemptions for the period were $11,653,988 and $8,738, respectively. Total Class 2 subscriptions and redemptions for the period were $23,968,134 and $4,450,000, respectively. Ending capital at December 31, 2004, was $11,772,262 for Class 1 and $20,884,923 for Class 2. At December 31, 2003, ending capital was nil for Class 1 and $1,000 for Class 2.

          As of December 31, 2004, the Balanced Series invested in four Trading Companies. Three of the Trading Companies held trading accounts advised by one Trading Advisor for each Trading Company. One Trading Company is comprised of five trading accounts each advised by a different Trading Advisor. These Trading Advisors have varying trading methodologies, strategically allocated to capitalize upon varying market environments. During the fourth quarter of 2004, all eight Trading Advisors were profitable, although the trend-based managers achieved the highest returns. From a market standpoint, the fourth quarter experienced newly emerging trends, with substantial profits in currencies, equities and fixed income, especially for the trend-based managers. The market sectors that provided losses were in the energy, commodity and metal markets. Across the unprofitable market sectors, the energy complex accounted for the majority of loss. The intermittent periods of trending and non-trending market activity turned out to be most difficult.

Beach Series

          The Beach Series commenced operations on September 24, 2004. The Beach Series - Class 1 returned 6.0% for the period since commencement of operations, ended December 31, 2004, net of fees and expenses; and the Beach Series - Class 2 returned 6.8% for the period since commencement of operations, ended December 31, 2004, net of fees and expenses.

          For the period from commencement of operations through December 31, 2004, the Beach Series recorded net gain on investments of $17,300, net interest of $116, and total expenses of $5,661, resulting in a net increase in Owners' capital from operations of $11,755. The Net Asset Value per Unit increased from $100.00 at September 24, 2004, to $106.01 for Class 1 and $106.84 for Class 2 as of December 31, 2004. Total Class 1 subscriptions for the period were $481,793, and there were not redemptions. Total Class 2 subscriptions for the period were $172,873, and there were no redemptions. Ending capital at December 31, 2004, was $488,932 for Class 1 and $178,489 for Class 2. At December 31, 2003, ending capital was nil for Class 1 and $1,000 for Class 2.

          Trading during the fourth quarter of 2004 proved to be very profitable. The trading program performed very well in October and November, although December proved to be a difficult end to a difficult year. Currencies were the main profit driver with gains coming from our Euro, Canadian dollar and U.S. Index positions. Base Metals were disappointing with Copper and Nickel losing on the back of long liquidation. 18 positions were closed, 15 added and 6 reversed direction. November profits were substantial, whereby currencies were the main profit driver with our Euro and Swiss Franc positions benefiting from the weak U.S. dollar. Metals performed well on the back of their Gold and Copper positions. The Energy sector lost on positions in Gas Oil and Heating Oil. 8 positions were closed, 11 added and 6 reversed direction. December was the only unprofitable month of the fourth quarter. Good performance came from positions in the IBEX and S&P indices. The positive performance by the long Euro positions was offset by Canadian dollar positions. Heating Oil was the main contributor to the loss in the Energy sector. During the month 9 positions were closed, 8 added and 8 reversed direction.

C-View Currency Series

          The C-View Currency Series commenced operations on September 24, 2004. The C-View Currency Series - Class 1 returned 2.6% for the period since commencement of operations, ended December 31, 2004, net of fees and expenses; and the C-View Currency Series - Class 2 returned 3.4% for the period since commencement of operations, ended December 31, 2004, net of fees and expenses.

          For the period from commencement of operations through December 31, 2004, the C-View Currency Series recorded net gain on investments of $154, net interest of $2, and total expenses of $44, resulting in a net increase in Owners' capital from operations of $112. The Net Asset Value per Unit increased from $100.00 at September 24, 2004, to $102.67 for Class 1 and $103.47 for Class 2 as of December 31, 2004. Total Class 1 subscriptions for the period were $16,543, and there were no redemptions. Total Class 2 subscriptions for the period were $441,000, and there were no redemptions. Ending capital at December 31, 2004, was $16,586 for Class 1 and $442,069 for Class 2. At December 31, 2003, ending capital was nil for Class 1 and $1,000 for Class 2.

          The entire fourth quarter of 2004 was profitable for C-View. October was a month in which the U.S. dollar declined, due to weaker economic numbers, and also by a lack of confidence in the ability of either of the U.S. presidential candidates to address effectively the issue of the U.S. trade and current account deficit. From a portfolio perspective, we made gains in exposures short of U.S. dollar versus Euro, Indian Rupee, Korean Won, Philippine Peso, Taiwan Dollar, Mexican Peso, Norwegian Krone, Swedish Krone and Singapore Dollar. Positions long of Brazilian Real versus Argentine Peso were successful, but we experienced a small loss in being long Chinese Yuan versus Hong Kong Dollar, and Australian Dollar versus New Zealand Dollar. November was also profitable. The outcome of the U.S. election caused the currency market to conclude that the policy pursued by the Bush administration is a weak U.S. dollar policy in all but name. In the absence of any particular initiatives to contain them the assumption is that the U.S. trade and current account deficits will continue to grow and only a weaker U.S. dollar is the preferred route to eventually reducing them. A number of our key strategies involving anticipated U.S. dollar weakness, noticeably against Asian currencies, made gains. Yield positions also made gains albeit that we are slightly more wary of these exposures in a rising interest rate environment. Our short term trading made some reasonable gains also. In short term trading strategies we made solid gains in U.S. dollar versus the Yen, Sterling, Swiss Franc and in Sterling versus Japanese Yen and Euro versus Sterling, but experienced small losses in the Euro against the U.S. dollar and Swiss Franc. December was profitable to a lesser degree then the two previous months. In general December saw a recovery in the U.S. dollar and the advent of more seasonally choppy currency markets after the steady dollar declines of the previous two months. As frequently happens at this time of year liquidity became an issue in some currencies and markets generally were more volatile. From a portfolio perspective, they made gains in exposures short of U.S. dollar versus Indian Rupee, Korean Won, Mexican Peso and Taiwan $; a position long of Brazilian Real versus Argentine Peso was also profitable. A position long of Chinese Yuan against the U.S. dollar, anticipating some progress toward Chinese market liberalization generated a loss on carry. Our perception that the South African Rand was too strong proved incorrect and we generated losses in position short of Rand both against the U.S. dollar and GB Pound. In Euro crosses we made gains in the Czech Koruna, Polish Zloty, Slovakian Koruna versus the Euro but experienced offsetting losses as the Euro rose versus the Norwegian and Swedish Krone. In short term trading strategies we made solid gains in Euro versus the Japanese Yen, and GB Pound but losses in GP Pound against U.S. dollar and Japanese Yen. Our U.S. dollar trading was successful against the Swiss Franc but not against the Japanese Yen and Euro.

Dunn Series

          The Dunn Series commenced operations on September 24, 2004. The Dunn Series - Class 1 returned 5.0% for the period since commencement of operations, ended December 31, 2004, net of fees and expenses; and the Dunn Series - Class 2 returned 5.8% for the period since commencement of operations, ended December 31, 2004, net of fees and expenses.

          For the period from commencement of operations through December 31, 2004, the Dunn Series recorded net gain on investments of $204,380 and total expenses of $78,214, resulting in a net increase in Owners' capital from operations of $126,166. The Net Asset Value per Unit increased from $100.00 at September 24, 2004, to $104.96 for Class 1 and $105.77 for Class 2 as of December 31, 2004. Total Class 1 subscriptions for the period were $121,000, and there were no redemptions. Total Class 2 subscriptions for the period were $2,145,503, and there were no redemptions. Ending capital at December 31, 2004, was $117,047 for Class 1 and $2,276,622. At December 31, 2003, ending capital was nil for Class 1 and $1,000 for Class 2.

          As demonstrated above, Dunn had a very profitable fourth quarter of 2004. October and November displayed large profits, with a minor loss in December. October was volatile and rising energy prices were the backdrop for the positive performance, producing significant gains in both the long energy and bond positions as high energy and commodity prices continued to put a damper on economies worldwide. November profits were achieved from long positions in non-U.S. interest rates, foreign currencies and stock indices; that continued to benefit from a historically weak dollar. The roller coaster known as U.S. job growth continues to play havoc with U.S. interest rates and stock indices. Energy prices backed off from historic highs (not accounting for inflation). December concluded the quarter with a loss. The market with the largest magnitude move, the Euro Bund, was a profitable one for the portfolio. The Bund's gains, accompanied by some small profitable gains in several other markets were overcome by losses across the remainder of the portfolio. In a way December's results are a microcosm of the entire year, as markets with the largest magnitude moves, the Euro Bund and the Euro Bobl were profitable but their gains were overcome by numerous markets that experienced losses of lesser magnitudes.

Graham Series

          The Graham Series commenced operations on November 19, 2004. The Graham Series - Class 1 returned 3.6% for the period through December 31, 2004, net of fees and expenses; and the Graham Series - Class 2 returned 3.9% for the period since commencement of operations, ended December 31, 2004, net of fees and expenses.

          For the period from commencement of operations through December 31, 2004, the Graham Series recorded net gain on investments of $272,202 and total expenses of $74,509, resulting in a net increase in Owners' capital from operations of $197,693. The Net Asset Value per Unit increased from $100.00 at September 24, 2004, to $103.57 for Class 1 and $103.92 for Class 2 as of December 31, 2004. Total Class 1 subscriptions for the period were $1,939,594, and there were no redemptions. Total Class 2 subscriptions for the period were $4,712,500, and there were no redemptions. Ending capital at December 31, 2004, was $1,961,583 for Class 1 and $4,889,204 for Class 2. At December 31, 2003, ending capital was nil for Class 1 and $1,000 for Class 2.

          Trading began on November 19, 2004; therefore there were only approximately 6 weeks of trading that existed within the fourth quarter of 2004 for the Graham Series. Over this time period, the Graham portfolio had two solid monthly gains. Bullish price movements in the global equity index and global fixed income markets particularly contributed. Short-term volatility in the Japanese yen and Canadian dollar led to some offsetting losses.

Critical Accounting Policies and Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires the Managing Owner to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Trust's financial statements. The Trust's critical accounting policies and related estimates and judgments underlying the financial statements are as identified below.

          Investment Transactions and Valuation--The Trust records investment transactions on trade date and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates may be required in determining fair value in the absence of an active market closing price.

          Allocation of Trading Profits or Losses--- Each Series of the Trust offers two sub-classes of Units - Class 1 and Class 2. All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that Class 1 Units of each Series bear certain expenses related to the servicing of such Units. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading profits and losses of each Series are allocated daily to Class 1 and Class 2 Units based on each Class' relative owners' capital balance.

          Each Series allocates funds to a subsidiary Trading Company, or Trading Companies, of the Trust. Each Trading Company allocates all of its daily trading profits or losses to the Series in proportion to each Series' funds allocated to the Trading Company, adjusted on a daily basis. As of December 31, 2004, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series' funds allocated to the Trading Company, or Companies.

          Interest Income--Interest income from all sources, including assets held at clearing brokers and cash and cash equivalents held at banks, is aggregated and allocated across all Series in proportion to their daily Net Asset Value.

          In applying these policies, the Managing Owner may make judgments that can frequently require estimates about matters that are inherently uncertain.

Off-Balance Sheet Risk

          The term "off-balance sheet risk" refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. Each Trading Company trades in futures, forward and swap contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions held by a Trading Company in respect of any Series at the same time, and if the Trading Advisor(s) of such Trading Company are unable to offset such futures interests positions, such Trading Company could lose all of its assets and the holders of Units of such Series would realize a 100% loss. The Managing Owner seeks to minimize market risk through real-time monitoring of open positions and the level of diversification of each Trading Advisor's portfolio. It is anticipated that any Trading Advisor's margin-to-equity ratio will typically not exceed approximately 35% although the actual ratio could be higher or lower from time to time.

          In addition to market risk, trading futures, forward and swap contracts entails credit risk in that a counterparty will not be able to meet its obligations to a Trading Company. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. Some non-U.S. exchanges, in contrast to U.S. exchanges are principals' markets in which performance is the responsibility only of the individual counterparty with whom the Trading Company has entered into the transaction with and not of the exchange or clearing corporation. In these kinds of markets, there is risk of bankruptcy or other failure or refusal to perform by the counterparty.

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

Risk Factors

          The Trust is a new venture in a high-risk business. An investment in the Units of each Series is very speculative. You should make an investment in one or more of the Series only after consulting with independent, qualified sources of investment and tax advice and only if your financial condition will permit you to bear the risk of a total loss of your investment. You should consider an investment in the Units only as a long-term investment. Moreover, to evaluate the risks of this investment properly, you must familiarize yourself with the relevant terms and concepts relating to commodities trading and the regulation of commodities trading, which are incorporated herein by reference from the section captioned "Statement of Additional Information" in the Prospectus.

          You should carefully consider the risks and uncertainties provided in the Prospectus under the section captioned "Risk Factors," and such section is incorporated herein by reference in its entirety from the Prospectus. You should also carefully consider all of the other information included in this report before you decide whether to purchase any Units. Any of the risks and uncertainties set forth in the section of the Prospectus captioned "Risk Factors" could materially adversely affect the Trust, its trading activities, operating results, financial condition and Net Asset Value and therefore could negatively impact the value of your investment. You should not invest in the Units unless you can afford to lose all of your investment.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The Series are speculative commodity pools. The market sensitive instruments which are held by the Trading Companies in which the Series are invested are acquired for speculative trading purposes, and all or a substantial amount of the Series' assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Series' main line of business.

          Market movements result in frequent changes in the fair market value of each Trading Company's open positions and, consequently, in each Series of the Trust's earnings and cash flow. The Trading Companies' and consequently the Series' market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the open positions and the liquidity of the markets in which trades are made.

          Each Trading Company rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the past performance for any Series is not necessarily indicative of the future results of such Series.

          The Trading Companies' and consequently the Series' primary market risk exposures as well as the strategies used and to be used by the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust's and the Managing Owner's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trading Companies and consequently the Trust. There can be no assurance that the Trading Companies' current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in a Series.

Quantitative Market Risk

Trading Risk

          The Series' approximate risk exposure in the various market sectors traded by its trading advisors is quantified below in terms of value at risk. Due to the Series' mark-to-market accounting, any loss in the fair value of the Series' (through the Trading Companies) open positions is directly reflected in the Series' earnings, realized or unrealized.

          Exchange maintenance margin requirements have been used by the Trust as the measure of its value at risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% to 99% of any one-day interval. The maintenance margin levels are established by brokers, dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component that is not relevant to value at risk.

          In the case of market sensitive instruments that are not exchange-traded, including currencies and some energy products and metals, the margin requirements for the equivalent futures positions have been used as value at risk. In those cases in which a futures-equivalent margin is not available, dealers' margins have been used.

          In the case of contracts denominated in foreign currencies, the value at risk figures include foreign currency margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the Series, which is valued in U.S. dollars, in expressing value at risk in a functional currency other than U.S. dollars.

          In quantifying each Series' value at risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category's aggregate value at risk. The diversification effects resulting from the fact that the Series' positions held through the Trading Companies are rarely, if ever, 100% positively correlated have not been reflected.

          Value at Risk by Market Sectors

          The following table presents the trading value at risk associated with the each Series' exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2004. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

          Balanced Series:

                                                                   % OF TOTAL
MARKET SECTOR                                     VALUE AT RISK   CAPITALIZATION
-------------                                     -------------   --------------

Interest Rates ................................    $1,081,482          3.3%

Currencies ....................................    $1,417,398          4.3%

Stock Indices .................................    $  856,457          2.6%

Metals ........................................    $  472,565          1.4%

Agriculturals/Softs ...........................    $  310,779          1.0%

Energy ........................................    $  322,841          1.0%

Total: ........................................    $4,461,524         13.7%

          Beach Series:

                                                                   % OF TOTAL
MARKET SECTOR                                     VALUE AT RISK   CAPITALIZATION
-------------                                     -------------   --------------

Interest Rates ................................      $  8,560          1.3%

Currencies ....................................      $ 47,457          7.1%

Stock Indices .................................      $ 17,865          2.7%

Metals ........................................      $ 16,228          2.4%

Agriculturals/Softs ...........................      $  6,339          0.9%

Energy ........................................      $  9,387          1.4%

Total: ........................................      $105,835         15.9%

          C-View Currency Series:

                                                                   % OF TOTAL
MARKET SECTOR                                     VALUE AT RISK   CAPITALIZATION
-------------                                     -------------   --------------

Interest Rates ................................      $      0            0%

Currencies ....................................      $448,185         15.8%

Stock Indices .................................      $      0            0%

Metals ........................................      $      0            0%

Agriculturals/Softs ...........................      $      0            0%

Energy ........................................      $      0            0%

Total: ........................................      $448,185         15.8%

          Dunn Series:

                                                                   % OF TOTAL
MARKET SECTOR                                     VALUE AT RISK   CAPITALIZATION
-------------                                     -------------   --------------

Interest Rates ................................      $210,261          8.8%

Currencies ....................................      $ 64,466          2.7%

Stock Indices .................................      $ 45,261          1.9%

Metals ........................................      $      0            0%

Agriculturals/Softs ...........................      $      0            0%

Energy ........................................      $ 42,652          1.8%

Total: ........................................      $362,639         15.1%

          Graham Series:

                                                                   % OF TOTAL
MARKET SECTOR                                     VALUE AT RISK   CAPITALIZATION
-------------                                     -------------   --------------

Interest Rates ................................    $  220,876          3.2%

Currencies ....................................    $1,414,648         20.6%

Stock Indices .................................    $  523,600          7.6%

Metals ........................................    $   51,406          0.8%

Agriculturals/Softs ...........................    $    6,600          0.1%

Energy ........................................    $   22,950          0.3%

Total: ........................................    $2,240,079         32.7%

Material Limitations on Value at Risk as an Assessment of Market Risk

          The face value of the market sector instruments held on behalf of the Series is typically many times the applicable maintenance margin requirement, which generally ranges between approximately 1% and 10% of contract face value, as well as many times the capitalization of the Series. The magnitude of each Series' open positions creates a risk of ruin not typically found in most other investment vehicles. Because of the size of their positions, certain market conditions, although unusual, but historically recurring from time to time, could cause the a Series to incur severe losses over a short period of time. The value at risk table above, as well as the past performance of the Series, gives no indication of this risk of ruin.

Non-Trading Risk

          The Series have non-trading market risk on their foreign cash balances not needed for margin. However, these balances, as well as the market risk they represent, are immaterial. The Series also have non-trading market risk as a result of investing a portion of their available assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the United States, or by a person controlled by or supervised by and acting as an instrumentality of the government of the United States pursuant to authority granted by Congress of the United States or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. The market risk represented by these investments is also immaterial.

Qualitative Market Risk

          The following are the primary trading risk exposures of the Series of the Trust as of December 31, 2004, by market sector.

Interest rates

          Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company's stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of the each Trading Company and accordingly the each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. The first two percent (2.0%) of interest income earned by the Trust on each Series is paid to the Managing Owner per annum. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust's annualized income interest and 0.75%. Interest income above 2.0% per Series is retained by the Series.

Currencies

          Exchange rate risk is a significant market exposure of each Series of the Trust in general and the C-View Currency Series in particular. For each Series of the Trust in general and the C-View Currency Series in particular currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trading Advisors on behalf of a Series trade in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The Managing Owner does not anticipate that the risk profile of the Series' currency sector will change significantly in the future.

Stock Indices

          For each Series (other than the C-View Currency Series), its primary equity exposure is equity price risk in the G-7 countries as well as other smaller jurisdictions. Each Series of the Trust (other than the C-View Currency Series) is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

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

Agriculturals/Softs

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

Other Trading Risks

          As a result of leverage, small changes in the price of a Trading Company's positions may result in substantial losses for a Series. Futures, forwards and options are typically traded on margin. This means that a small amount of capital can be used to invest in contracts of much greater total value. The resulting leverage means that a relatively small change in the market price of a contract can produce a substantial loss. Like other leveraged investments, any purchase or sale of a contract may result in losses in excess of the amount invested in that contract. The Trading Companies may lose more than their initial margin deposits on a trade.

          The Trading Companies' trading is subject to execution risks. Market conditions may make it impossible for the Trading Advisors to execute a buy or sell order at the desired price, or to close out an open position. Daily price fluctuation limits are established by the exchanges and approved by the Commodity Futures Trading Commission. When the market price of a contract reaches its daily price fluctuation limit, no trades can be executed at prices outside the limit. The holder of a contract may therefore be locked into an adverse price movement for several days or more and lose considerably more than the initial margin put up to establish the position. Thinly traded or illiquid markets also can make it difficult or impossible to execute trades.

          The Trading Advisor's positions are subject to speculative limits. The Commodity Futures Trading Commission and domestic exchanges have established speculative position limits on the maximum futures position which any person, or group of persons acting in concert, may hold or control in particular futures contracts or options on futures contracts traded on U.S. commodity exchanges. Under current regulations, other accounts of the Trading Advisors are combined with the positions held by them on behalf of the applicable Trading Company for position limit purposes. This trading could preclude additional trading in these commodities by the Trading Advisors for the accounts of the Series.

          Systematic strategies do not consider fundamental types of data and do not have the benefit of discretionary decision making. The assets of the Series are allocated to Trading Advisors that rely on technical, systematic strategies that do not take into account factors external to the market itself (although certain of these strategies may have minor discretionary elements incorporated into their systematic strategy). The widespread use of technical trading systems frequently results in numerous trading advisors attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity. Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data (on which technical programs are based) only marginally relevant to future market patterns. Systematic strategies are developed on the basis of a statistical analysis of market prices. Consequently, any factor external to the market itself that dominates prices that a discretionary decision maker may take into account may cause major losses for a systematic strategy. For example, a pending political or economic event may be very likely to cause a major price movement, but a systematic strategy may continue to maintain positions indicated by its trading method that might incur major losses if the event proved to be adverse.

          However, because certain of the Trading Advisors' strategies involves some discretionary aspects in addition to their technical factors, certain of the Trading Advisors may occasionally use discretion in investing the assets of a Series. For example, the Trading Advisors often use discretion in selecting contracts and markets to be followed. In exercising such discretion, such Trading Advisor may take positions opposite to those recommended by the Trading Advisor's trading system or signals. Discretionary decision making may also result in a Trading Advisor failing to capitalize on certain price trends or making unprofitable trades in a situation where another trader relying solely on a systematic approach might not have done so. Furthermore, such use of discretion may not enable the relevant Series of the Trust to avoid losses, and in fact, such use of discretion may cause such Series to forego profits which it may have otherwise earned had such discretion not been used.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The response to this Item is submitted as a separate section of this report commencing on Page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004 (the "Evaluation Date"). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust required to be included in the Trust's periodic SEC filings.

Changes in Internal Control Over Financial Reporting

          There were no significant changes made in our internal controls during the fourth quarter or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

                                    Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The Trust has no directors or executive officers and also does not have any employees. The Trust is managed solely by Equinox Fund Management, LLC, a Delaware limited liability company formed in June 2003, in the capacity as managing owner. The Managing Owner became registered with the CFTC as a commodity pool operator, or a CPO, as of August 6, 2003, and has been a member in the National Futures Association, or the NFA, in such capacity since that date.

Principals of the Managing Owner

          The current officers and directors of the Managing Owner are as follows:

          Richard E. Bornhoft is the President, Chief Operating Officer, Manager and a member of the managing committee of the Managing Owner, or the Executive Committee. In addition, Mr. Bornhoft has been registered as a principal and an associated person of the Managing Owner since August 2003. Mr. Bornhoft also is President of The Bornhoft Group Corporation, or The Bornhoft Group, and has been registered as a principal and an associated person of The Bornhoft Group since September 1985 and November 1985, respectively. Mr. Bornhoft is also a principal of Bornhoft Group Securities Corporation, a registered broker/dealer, and SectorQuant Capital Management. Mr. Bornhoft has over twenty years of experience in advising both Private and Institutional clientele in the alternative investment industry, beginning his career in 1979. The Bornhoft Group was formed in 1985 as an investment management firm, providing alternative investments (i.e., investments other than long-only investments in publicly-traded stocks, bonds and cash-equivalent securities) to institutions and high net worth investors. Over the past two decades, Mr. Bornhoft has been responsible for the planning, creation and execution of the company's business strategy. This responsibility has included such tasks as the design, technology and implementation of the asset allocation, valuation and risk management systems, and the distribution of client assets into alternative investment products and services. His company has designed and operated alternative investment portfolios for approximately twenty (20) pension plans, corporations and banking institutions throughout the world. Prior to forming The Bornhoft Group in 1985, Mr. Bornhoft was Vice-President of Product Development for the Managed Account Corporation, an investment- consulting firm that offered Alternative Investment products to its clientele. From 1979 to 1983, his activities included serving as a Denver branch manager for Geldermann, Inc. (a Chicago-based brokerage firm) and as an investment advisor, developing trading systems and advising client assets in alternative investments. He has served on numerous arbitration boards and various committees of certain regulatory and industry organizations and is a frequent speaker at international conferences and symposiums on alternative investments. He has written numerous articles in leading financial publications and is a contributing author to The Handbook of Managed Futures--Performance, Evaluation and Analysis (McGraw-Hill, 1997) and Searching for Alpha--The Quest for Exceptional Investment Performance (Wiley, 2000). Mr. Bornhoft is a board member and principal of Morningstar Hedge Inc. He currently holds SEC/NASD Series 7, 24 and 63 registrations, in addition to a CFTC/NFA series 3 registration.

          Ron S. Montano is the Chief Administration Officer and Secretary of the Managing Owner. In addition, Mr. Montano has been registered as a principal of the Managing Owner since August 2003. Mr. Montano is also the Chief Operations Officer of The Bornhoft Group. Mr. Montano joined the Bornhoft Group in November 1997 and has been registered as a principal thereof since May 1998. Mr. Montano is also a principal of Bornhoft Group Securities Corporation. His responsibilities include providing oversight and management to all divisions of The Bornhoft Group companies, managing all personnel activities, and directing marketing campaigns. Mr. Montano draws upon his extensive experience in leadership and management skills during his successful and highly decorated 23-year career in the United States Army/Army Recruiting Command. He achieved the rank of Command Sergeant Major responsible for administrative functions including manpower assessment, relocation and problem solving, training, documentation and community relations. During his tenure, his oversight has included overseeing six recruiting companies and 51 recruiting stations within the New England states territory, and seven companies and 52 recruiting offices and over 300 recruiting sales representatives in Michigan, which was the largest recruiting territory in the United States. He graduated with a degree in Applied Science as well as being selected for and graduated from the United States Army Sergeants Major Academy. Mr. Montano was selected to be directly involved in the United States Army Recruiting Command policy development process. He has been highly decorated for his accomplishments in promoting his assigned territories, which earned him the Army's coveted "Legion of Merit Award."

          Brent Bales is the Chief Financial Officer of the Managing Owner. In addition, Mr. Bales has been registered as a principal of the Managing Owner since August 2003. Mr. Bales is also the Vice President of Finance for The Bornhoft Group. Mr. Bales joined The Bornhoft Group in June 2000 and has been registered as a principal thereof since December 2001. Prior to that, from June 1992 through June 2000, he was employed as the Controller of Colorado Pen Company. Mr. Bales' responsibilities include supervision of all accounting activities, valuation of client portfolios and monitoring of risk management systems. Mr. Bales has over 25 years of experience in finance, accounting and the operation of businesses, as well as over 15 years of experience in senior management positions with various start-up and developmental businesses. He is a Certified Public Accountant with past experience that includes tenures with Touche Ross & Co. and other corporations with responsibilities that encompassed auditing, revenue and cost accounting, cash management and tax audit representation. Mr. Bales received his Bachelor's degree in Accounting in 1973 from University of Denver and his Certified Public Accountant certification in 1977.

Executive Committee of the Managing Owner

          The Executive Committee is responsible for the general oversight of the Managing Owner's business and functions like a board of directors of a corporation. The initial members of the Executive Committee are Richard E. Bornhoft, John C. Plimpton and John R. Zumbrunn.

          Richard E. Bornhoft's biography appears above under the caption "Principals of the Managing Owner" above.

          John C. Plimpton is a member of the Executive Committee of the Managing Owner. In addition, Mr. Plimpton has been registered as a principal and associated person of the Managing Owner since August 2003 and has been a member of the NFA in such capacities as of such date. He has raised assets and marketed the investment programs of several prominent commodity trading advisors. In November 2002, Mr. Plimpton formed Solon Capital, LLC and T-Rex Brokerage, LLC, commodity pool operators and independent brokerage firms. These businesses raise assets for commodity trading advisors and structure innovative products to support asset-raising. Mr. Plimpton has been registered with the CFTC as a principal and as an associated person of Solon Capital, LLC since December 2002 and has been a member of the NFA in such capacities since June 2003. Mr. Plimpton is associated with T-Rex Brokerage, LLC which had applied for registration with the CFTC as an introducing broker but withdrew such registration in September 2003.

          He was a Director of Investments at Willowbridge Associates Inc. from 1995 through September of 2000 where he was responsible for raising assets and for evaluating investment opportunities in insurance and financial services for Willowbridge Associates Inc. and its affiliates, including Union Spring Asset Management, Inc. From September 2000 through January 2001, he was employed at Quantitative Financial Services in Stamford, Connecticut.

          From February 2001 through September 2002, he was the Director of Corporate Development for Beacon Management Corporation USA of Princeton, New Jersey. Mr. Plimpton has been registered with the CFTC as an associated person of Beacon Management Corporation USA since February 2001 and has been a member of the NFA in such capacity as of such date.

          He holds a B.A. in Economics from the University of Chicago and an M.B.A. in corporate finance and corporate accounting from the William E. Simon School of Management at the University of Rochester. He earned his Chartered Life Underwriter and Chartered Financial Consultant designations from the American College.

          John R. Zumbrunn is a member of the Executive Committee of the Managing Owner. In addition, Mr. Zumbrunn has been registered as a principal of the Managing Owner since August 2003. Since 1995 he has served as a financial and trading consultant to Willowbridge Associates Inc. and Union Spring Asset Management, Inc., and as a principal of Millstone Portfolio Management, an advisory affiliate of Union Spring Asset Management, Inc. Since 1985 Mr. Zumbrunn was Managing Director of Princeton Investment Technologies, an investment advisory and consulting firm. From 1991 to 1994, he was the Director of Research of Tricon U.S.A., a managed futures and alternative investments fund. Since July 1982, Mr. Zumbrunn has been registered with the CFTC as a sole proprietor commodity trading advisor and has been a member of the NFA in such capacity as of such date. He has over 20 years of investment, trading, and quantitative research experience with Chemical Bank, The Prudential Insurance Company of America, Salomon Brothers, and Commodities Corporation. Mr. Zumbrunn holds a Ph.D. in Mathematics from the University of California at Berkeley and an A.B. in Mathematics from Princeton University and has taught mathematics at Columbia University and the City University of New York.

          The sole members of the Managing Owner are Plimpton Capital, LLC and The Bornhoft Group which have been registered as principals of the Managing Owner since August 2003.

Code of Ethics

          The Trust has not adopted a code of ethics because it does not have any officers or employees. The Managing Owner has adopted a code of ethics for employees and principals of the Managing Owner.

          In general, the Managing Owner, its principals, and all other persons associated with the Managing Owner shall observe high standards of commercial honor and just and equitable principles of trade in the conduct of their commodity futures business. All employees including anyone not on the regular payroll but filling in on a temporary basis shall be held to the highest standards of honesty and integrity. This conduct will be valid for all duties involved with the daily management and responsibilities as Managing Owner of the Trust.

          Employees will conduct their daily duties in a responsible manner to ensure that all customers are treated fairly and equally. The reputation of the Managing Owner is crucial to its business, and understanding that will make every effort to ensure that our reputation is not tarnished in any way. Employees are urged to seek the advice of their supervisor for any questions applicable to this code relative to their individual circumstances.

Section 16(a) Beneficial Ownership Reporting Compliance

          As of December 31, 2004, the Units were not registered under Section 12 of the Securities Exchange Act. Accordingly, the Trust was not subject to
Section 16(a) beneficial ownership reporting requirements.

Item 11. EXECUTIVE COMPENSATION.

          The Trust has no directors or officers. Its affairs are managed solely by the Managing Owner, which receives compensation for its services from the Trust, as follows:

Management Fees

          Each Series, except for Dunn Series, pays to the Managing Owner a monthly management fee equal to the following percentages of such Series' Net Asset Value: 1/12th of 0.50% for Balanced Series (0.50% annually), 1/12th of 2.50% for Graham Series (2.50% annually), 1/12th of 2.00% for Beach Series (2.00% annually), 1/12th of 2.00% for C-View Currency Series (2.00% annually). Dunn Series currently does not pay any management fees to the Managing Owner. See "Item 1. Business--Overview." The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for each Series.

Incentive Fees

          Each Series also pays to the Managing Owner an incentive fee of the following percentages of profits net of fees and expenses generated by such Series, including realized and unrealized gains and losses thereon, as of the close of business on the last day of each calendar month or quarter: 25% for Balanced Series, 20% for Graham Series, 20% for Beach Series, 20% for C-View Currency Series and 25% for Dunn Series. The Managing Owner pays all or a portion of such incentive fees to the Trading Advisor(s) for each Series.

Interest Income

          The first 2.0% of interest income earned by the Trust on each Series will be paid to the Managing Owner per annum. In addition, if interest rates fall below 0.75%, the Managing Owner will be paid the difference between the Trust's annualized interest income and 0.75%. Interest income above 2.0% per Series will be retained by the Trust.

Other Fees

          Each Series pays to the Managing Owner a monthly trading fee, or FCM Fee, equal to 1/12th of 0.50% of such Series' Net Asset Value, calculated daily. Also, a monthly service fee equal to 3.0% of the Net Asset Value, calculated daily, is paid to the Managing Owner. The Managing Owner pays the service fee to Selling Agents to assist in the making of offers and sales of Units and provide customary ongoing services including advising Limited Owners. To the extent that an affiliate of the Managing Owner provides such services, it may receive service fees in proportion to the valuation of its clients' accounts.

Rebates to Certain Class 2 Unitholders of Balanced Series

          With respect to strategic investors who purchased at lease $2,000,000 of Class 2 Units of Balanced Series during the initial offering period and agreed to maintain such investment for at least 120 days following the commencement of trading activities for Balanced Series, the Managing Owner has agreed to rebate such investors 100% of the interest income and 20% of the incentive fees earned by the Managing Owner with respect to such investments over such 120 day period or such longer period of up to 12 months during which such investors agreed to maintain such investment.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The Trust has no officers or directors. Its affairs are managed solely by the Managing Owner. Set forth in the table below is information regarding the beneficial ownership of Units of the principals of the Managing Owner as of March 31, 2005:

Equinox Fund Management, L.L.C:

                                           Total Units in   Percentage Ownership
Series of Units              Units Owned     Each Series       of Each Series
--------------------------   -----------   --------------   --------------------
Balanced Series ..........    158,194.92    635,863.30592          24.879%
Beach Series .............            10     12,051.38593           0.083%
C-View Series ............       4262.34      4,536.09070          93.965%
Campbell/Graham Series ...            10     25,031.53098           0.040%
Dunn Series ..............            10     22,876.53819           0.044%
Graham Series ............        44,010     95,511.58389          46.078%

Total of All Series ......    206,497.26    795,870.43561          25.946%

Richard E. Bornhoft:

                                           Total Units in   Percentage Ownership
Series of Units              Units Owned     Each Series       of Each Series
--------------------------   -----------   --------------   --------------------
Balanced Series ..........        15.1      635,863.30592          0.002%
Beach Series .............          20       12,051.38593          0.166%
C-View Series ............       15.13        4,536.09070          0.334%
Campbell/Graham Series ...          20       25,031.53098          0.080%
Dunn Series ..............       348.6       22,876.53819          1.524%
Graham Series ............         300       95,511.58389          0.314%

Total of All Series ......      718.83      795,870.43561          0.090%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The Trust has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Trust and the directors or officers of the Managing Owner.

          Reference is made to Item 11, "EXECUTIVE COMPENSATION" and Item 12, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          The following table sets forth the fees billed to Equinox Fund Management, LLC, the Managing Owner of the Trust, for professional services provided by Deloitte & Touche LLP, the Trust's independent registered public accounting firm, for the years ended December 31, 2004 and 2003. In accordance with the prospectus of the Trust, the Managing Owner has agreed to pay all costs of the Trust, and the Trust therefore bears no direct obligation to its independent registered public accounting firm.

FEE CATEGORY                   2004      2003
--------------------------   -------   --------
Audit Fees (1) ...........   $83,514   $108,924
Audit-Related Fees (2) ...   $     0   $      0
Tax Fees (3) .............   $     0   $      0
All Other Fees (4) .......   $     0   $      0
TOTAL FEES ...............   $83,514   $108,924

----------
(1) Audit Fees consist of fees for professional services rendered for the audit of the Trust's financial statements and review of financial statements included in the Trust's quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements, including the Trust's initial registration in 2003.

(2) Audit-Related Fees consist of fees for assurance and related services by Deloitte & Touche LLP that are reasonably related to the performance of the audit or review of the Trust's financial statements and are not reported under "Audit Fees," above.

(3) Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.

(4)  All Other Fees consist of any fees not otherwise reported in this table

          The Managing Owner approved all the services provided by Deloitte & Touche LLP to the Trust described above. The Managing Owner has determined that the payments made to Deloitte & Touche LLP for these services during 2004 and 2003 are compatible with maintaining that firm's independence. The Managing Owner pre-approves all audit and permitted non-audit services of the Trust's independent registered public accounting firm, including all engagement fees and terms.

                                     Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2) The response to these portions of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

     1.1 Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents ++

     1.2 Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents ++

     4.1 Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the Prospectus as Exhibit A) +

     4.2  Form of Subscription Agreement (annexed as Exhibit B) +

     4.3  Form of Exchange Request (annexed as Exhibit C) +

     4.4  Form of Request for Redemption (annexed to as Exhibit D) +

     4.5  Form of Request for Additional Subscription (annexed as Exhibit E) +

     4.6 Form of Application for Transfer of Ownership / Re-registration Form (annexed as Exhibit F) +

     4.7  Form of Privacy Notice (annexed as Exhibit G) +

     10.1 Form of Amended and Restated Escrow Agreement among the Registrant, Equinox Fund Management, LLC, Bornhoft Group Securities Corporation and the U.S. Bank National Association, Denver Colorado +

     10.2 Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC *

     10.21 Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated *

     10.3 Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor *

     21.1 Subsidiaries of Registrant +++

     31.1 Certification of Principal Executive Officer of the Managing Owner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +++

     31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +++

     32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +++

     32.2 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +++

     * Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.

     ** Previously filed as like-numbered exhibit to the initial filing of Registration Statement No. 333-119596 and incorporated by reference herein.

     + Previously filed as like-numbered exhibit to the pre-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.

     ++ Previously filed as like-numbered exhibit to the first post-effective amendment to Registration Statement No. 333-119596.

     +++  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2005                       The Frontier Fund
                                           -------------------------------------
                                           (Registrant)


Date: April 15, 2005                       By: /s/ Richard E. Bornhoft
                                               ---------------------------------
                                           Richard E. Bornhoft
                                           President and Chief Executive Officer
                                           of Equinox Fund Management, LLC, the
                                           Managing Owner of The Frontier Fund

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of The Frontier Fund,

We have audited the accompanying statements of financial condition of Balanced Series, Beach Series, C-View Currency Series, Dunn Series and Graham Series of The Frontier Fund (the "Trust"), as of December 31, 2004 and 2003, including the condensed schedules of investments of the Balanced Series and Graham Series as of December 31, 2004, and the related statements of operations and changes in owners' capital for the year ended December 31, 2004. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Balanced Series, Beach Series, C-View Currency Series, Dunn Series and Graham Series of The Frontier Fund as of December 31, 2004 and 2003, and the results of their operations and changes in owners' capital for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
-----------------------------
Princeton, New Jersey
April 11, 2005

                               The Frontier Fund
                       Statements of Financial Condition
                               December 31, 2004

                                                                                       C-View Currency
                                                      Balanced Series   Beach Series        Series       DunnSeries   Graham Series
                                                      ---------------   ------------   ---------------   ----------   -------------
                     ASSETS
Cash and cash equivalents .........................     $11,554,318       $207,744         $457,055      $  576,904    $1,707,951
Short-term investments ............................      15,808,825        438,528            1,520       1,699,960     2,649,787
Cash held at futures commodity merchants ..........       5,518,100             --               --              --     2,553,921
Open trade equity .................................         623,376             --               --              --       (28,060)
Investments in unconsolidated trading companies ...              --         15,709              138         126,163            --
Prepaid service fees ..............................         144,092          5,708               14           2,606        17,463
Subscriptions Receivable ..........................              --          3,369               --              --        77,969
Other assets ......................................          12,520            242                3           1,115         2,596
                                                        -----------       --------         --------      ----------    ----------
   Total Assets ...................................     $33,661,231       $671,300         $458,730      $2,406,748    $6,981,627
                                                        ===========       ========         ========      ==========    ==========

         LIABILITIES & OWNERS' CAPITAL

LIABILITIES
   Pending owner additions ........................     $   616,797       $     --         $     --      $       --    $   46,126
   Redemptions payable ............................          56,738             --               --              --            --
   Incentive fees payable to Managing Owner .......          35,629          1,226               --             (12)       50,855
   Management fees payable to Managing Owner ......          13,673          1,086               22              --        16,747
   Interest fees payable to Managing Owner ........         125,603          1,293               48          11,912        13,767
   Trading fees payable to Managing Owner .........          13,596            274                5           1,179         3,345
                                                        -----------       --------         --------      ----------    ----------
      Total Liabilities ...........................         862,036          3,879               75          13,079       130,840
                                                        -----------       --------         --------      ----------    ----------
MINORITY INTERESTS ................................         142,010             --               --              --            --

OWNERS' CAPITAL
   Managing Owner Units - Class 2 .................      16,902,820          1,068          441,035           1,058     4,573,598
   Limited Owner Units - Class 1 ..................      11,772,262        488,932           16,586         117,047     1,961,583
   Limited Owner Units - Class 2 ..................       3,982,103        177,421            1,034       2,275,564       315,606
                                                        -----------       --------         --------      ----------    ----------
      Total Owners' Capital .......................      32,657,185        667,421          458,655       2,393,669     6,850,787
                                                        -----------       --------         --------      ----------    ----------
   Total Liabilities, Minority Interests
      and Owners' Capital .........................     $33,661,231       $671,300         $458,730      $2,406,748    $6,981,627
                                                        ===========       ========         ========      ==========    ==========

Units Outstanding
   Class 1 ........................................         111,031          4,612              162           1,115        18,939
   Class 2 ........................................         195,464          1,671            4,272          21,524        47,047

Net Asset Value per Unit
   Class 1 ........................................     $    106.03       $ 106.01         $ 102.67      $   104.96    $   103.57
   Class 2 ........................................     $    106.85       $ 106.84         $ 103.47      $   105.77    $   103.92

        The accompanying notes are an integral part of these statements.

                               The Frontier Fund
                       Statements of Financial Condition
                               December 31, 2003

                                                                                      C-View Currency
                                                     Balanced Series   Beach Series        Series       DunnSeries   Graham Series
                                                     ---------------   ------------   ---------------   ----------   -------------
                      ASSETS

Cash .............................................       $ 2,000          $ 1,000         $ 1,000         $ 1,000       $ 1,000
                                                         -------          -------         -------         -------       -------
   Total Assets ..................................       $ 2,000          $ 1,000         $ 1,000         $ 1,000       $ 1,000
                                                         =======          =======         =======         =======       =======

                 LIABILITIES & OWNERS' CAPITAL

LIABILITIES
   Due to Managing Owner .........................       $ 1,000          $    --         $    --         $    --       $    --
                                                         -------          -------         -------         -------       -------
      Total Liabilities ..........................         1,000               --              --              --            --
                                                         -------          -------         -------         -------       -------
OWNERS' CAPITAL
   Managing Owner Units - Class 2 ................         1,000            1,000           1,000           1,000         1,000
                                                         -------          -------         -------         -------       -------
      Total Owners' Capital ......................         1,000            1,000           1,000           1,000         1,000
                                                         -------          -------         -------         -------       -------
   Total Liabilities and Owners' Capital .........       $ 2,000          $ 1,000         $ 1,000         $ 1,000       $ 1,000
                                                         =======          =======         =======         =======       =======

Units Outstanding
   Class 1 .......................................            --               --              --              --            --
   Class 2 .......................................            10               10              10              10            10

 Net Asset Value per Unit
   Class 1 .......................................            --               --              --              --            --
   Class 2 .......................................       $100.00          $100.00         $100.00         $100.00       $100.00

        The accompanying notes are an integral part of these statements.

                               The Frontier Fund
                       Condensed Schedules of Investments
                               December 31, 2004

                                                                  Balanced Series            Graham Series
                                                             ------------------------   -----------------------
                                                                            % of Net                  % of Net
                        Description                             Value     Asset Value     Value     Asset Value
                        -----------                          ----------   -----------   ---------   -----------
LONG FUTURES CONTRACTS

   Various base metals futures contracts (US) ............   $  214,940       0.66%     $      --       0.00%
   Various base metals futures contracts (Europe) ........      658,461       2.02%        30,760       0.45%
   Various currency futures contracts (US) ...............      131,451       0.40%        (2,825)     -0.04%
   Various currency futures contracts (Europe) ...........        7,541       0.02%        11,037       0.16%
   Various currency futures contracts (Far East) .........          220       0.00%            --       0.00%
   Various energy futures contracts (US) .................       (9,979)     -0.03%            --       0.00%
   Various energy futures contracts (Europe) .............      (12,250)     -0.04%            --       0.00%
   Various interest rates futures contracts (US) .........      (12,539)     -0.04%        15,883       0.23%
   Various interest rates futures contracts (Canada) .....        6,879       0.02%            --       0.00%
   Various interest rates futures contracts (Europe) .....       39,870       0.12%       (29,838)     -0.44%
   Various interest rates futures contracts (Far East) ...     (178,511)     -0.55%        (3,835)     -0.06%
   Various precious metals futures contracts (US) ........      (79,090)     -0.24%       (14,150)     -0.21%
   Various soft futures contracts (US) ...................       68,752       0.21%         4,556       0.07%
   Various soft futures contracts (Europe) ...............         (645)      0.00%            --       0.00%
   Various stock index futures contracts (US) ............       97,810       0.30%        73,878       1.08%
   Various stock index futures contracts (Canada) ........        1,502       0.00%            --       0.00%
   Various stock index futures contracts (Europe) ........       92,027       0.28%        27,299       0.40%
   Various stock index futures contracts (Far East) ......      164,573       0.50%         3,176       0.05%
                                                             ----------      -----      ---------      -----
   Total Long Futures Contracts ..........................    1,191,012       3.65%       115,941       1.69%
                                                             ----------      -----      ---------      -----
LONG CURRENCY FORWARDS ...................................       63,666       0.19%      (140,733)     -2.05%
                                                             ----------      -----      ---------      -----

SHORT FUTURES CONTRACTS

   Various base metals futures contracts (US) ............     (115,946)     -0.36%            --       0.00%
   Various base metals futures contracts (Europe) ........     (539,218)     -1.65%        (9,228)     -0.13%
   Various currency futures contracts (US) ...............       28,248       0.09%         1,275       0.02%
   Various currency futures contracts (Europe) ...........           --       0.00%        (4,485)     -0.07%
   Various energy futures contracts (US) .................       50,730       0.16%         9,170       0.13%
   Various energy futures contracts (Europe) .............        1,910       0.01%            --       0.00%
   Various interest rates futures contracts (US) .........      (49,370)     -0.15%            --       0.00%
   Various interest rates futures contracts (Canada) .....        1,231       0.00%            --       0.00%
   Various interest rates futures contracts (Europe) .....       (5,479)     -0.02%            --       0.00%
   Various interest rates futures contracts (Far East) ...         (259)      0.00%            --       0.00%
   Various precious metals futures contracts (US) ........        3,460       0.01%            --       0.00%
   Various soft futures contracts (US) ...................            6       0.00%            --       0.00%
   Various soft futures contracts (Canada) ...............          749       0.00%            --       0.00%
   Various soft futures contracts (Europe) ...............          726       0.00%            --       0.00%
   Various stock index futures contracts (US) ............          530       0.00%            --       0.00%
   Various stock index futures contracts (Far East) ......       (8,620)     -0.03%            --       0.00%
                                                             ----------      -----      ---------      -----
   Total Short Futures Contracts .........................     (631,302)     -1.93%        (3,268)     -0.05%
                                                             ----------      -----      ---------      -----
   Total Open Trade Equity ...............................   $  623,376       1.91%     $ (28,060)     -0.41%
                                                             ==========      =====      =========      =====

         The accompanying notes are an integral part of these statements.

                                The Frontier Fund
                            Statements of Operations
                   For the Year Ended December 31, 2004 /(1)/

                                                                                       C-View Currency
                                                      Balanced Series   Beach Series        Series       Dunn Series   Graham Series
                                                      ---------------   ------------   ---------------   -----------   -------------
Investment Income:
   Interest - net .................................      $    5,876        $   116          $   2         $     --       $     --
      Total Income ................................           5,876            116              2               --             --
Expenses:
   Incentive Fees .................................         595,855          2,929             --           74,896         50,855
   Management Fees ................................          31,548          1,232             22               --         16,747
   Broker Service Fees ............................          28,836          1,190             17              333          3,562
   Trading Fees ...................................          31,442            310              5            2,985          3,345
                                                         ----------        -------          -----         --------       --------
      Total Expenses ..............................         687,681          5,661             44           78,214         74,509
                                                         ----------        -------          -----         --------       --------
      Investment loss - net .......................        (681,805)        (5,545)           (42)         (78,214)       (74,509)
                                                         ----------        -------          -----         --------       --------
Realized and unrealized gain (loss) on investments:
   Net realized gain on investments ...............       1,842,923             --             --               --        306,423
   Net change in open trade equity ................         623,376             --             --               --        (28,060)
   Trading commissions ............................         (69,857)            --             --               --         (6,161)
   Equity in earnings from trading company ........              --         17,300            154          204,380             --
                                                         ----------        -------          -----         --------       --------
      Net gain on investments .....................       2,396,442         17,300            154          204,380        272,202
                                                         ----------        -------          -----         --------       --------
Minority interests ................................        (221,836)            --             --               --             --
                                                         ----------        -------          -----         --------       --------
NET INCREASE IN OWNERS' CAPITAL RESULTING
   FROM OPERATIONS ................................      $1,492,801        $11,755          $ 112         $126,166       $197,693
                                                         ==========        =======          =====         ========       ========
NET INCOME PER UNIT
   Class 1 ........................................      $     6.03        $  6.01          $2.67         $   4.96       $   3.57
   Class 2 ........................................      $     6.85        $  6.84          $3.47         $   5.77       $   3.92

/(1)/ The Balanced Series, Beach Series, C-View Currency Series and Dunn Series of the Trust received additional capital contributions to break escrow and commence trading operations on September 24, 2004. The Graham Series of the Trust broke escrow and commenced trading operations on November 19, 2004. The results of operations and changes in owners' capital represent the operations and transactions of the Series for the period from September 24, 2004, to December 31, 2004.

The accompanying notes are an integral part of these statements.

                                The Frontier Fund
                    Statements of Changes in Owners' Capital
                   For the Year Ended December 31, 2004 /(1)/

                                                                  Balanced Series
                                                 -------------------------------------------------
                                                         Class 1                   Class 2
                                                 ----------------------   ------------------------
                                                 Managing     Limited       Managing      Limited
                                                  Owner        Owners        Owner        Owners
                                                 --------   -----------   -----------   ----------
Owner's Capital, January 1, 2004 .............      $--     $        --   $     1,000   $       --
   Sale of Units .............................               11,653,988    20,000,000    3,968,134
   Redemption of Units .......................                   (8,738)   (4,400,000)     (50,000)
   Net increase (decrease) in Owners'
      Capital resulting from operations ......                  127,012     1,301,820       63,969
                                                    ---     -----------   -----------   ----------
Owners' Capital, December 31, 2004 ...........      $--     $11,772,262   $16,902,820   $3,982,103
                                                    ===     ===========   ===========   ==========
Owner's Capital - Units, January 1, 2004 .....       --              --            10           --
   Sale of Units .............................       --         111,113       200,000       37,741
   Redemption of Units .......................       --             (82)      (41,815)        (472)
                                                    ---     -----------   -----------   ----------
Owners' Capital - Units, December 31, 2004 ...       --         111,031       158,195       37,269
                                                    ===     ===========   ===========   ==========

                                                                Beach Series
                                                 -----------------------------------------
                                                        Class 1               Class 2
                                                 -------------------   -------------------
                                                 Managing    Limited   Managing    Limited
                                                  Owner      Owners      Owner     Owners
                                                 --------   --------   --------   --------
Owner's Capital, January 1, 2004 .............      $--     $     --   $  1,000   $     --
   Sale of Units .............................               481,793               172,873
   Redemption of Units .......................
   Net increase (decrease) in Owners'
      Capital resulting from operations ......                 7,139         68      4,548
                                                    ---     --------   --------   --------
Owners' Capital, December 31, 2004 ...........      $--     $488,932   $  1,068   $177,421
                                                    ===     ========   ========   ========
Owner's Capital - Units, January 1, 2004 .....       --           --         10         --
   Sale of Units .............................       --        4,612         --      1,661
   Redemption of Units .......................       --                      --
                                                    ---     --------   --------   --------
Owners' Capital - Units, December 31, 2004 ...       --        4,612         10      1,661
                                                    ===     ========   ========   ========

/(1)/ The Balanced Series, Beach Series, C-View Currency Series and Dunn Series of the Trust received additional capital contributions to break escrow and commence trading operations on September 24, 2004. The Graham Series of the Trust broke escrow and commenced trading operations on November 19, 2004. The results of operations and changes in owners' capital represent the operations and transactions of the Series for the period from September 24, 2004, to December 31, 2004.

The accompanying notes are an integral part of these statements.

                                The Frontier Fund
                    Statements of Changes in Owners' Capital
                   For the Year Ended December 31, 2004 /(1)/

                                                      C-View Currency Series                        Dunn Series
                                               ------------------------------------  ----------------------------------------
                                                    Class 1            Class 2             Class 1              Class 2
                                               -----------------  -----------------  ------------------  --------------------
                                               Managing  Limited  Managing  Limited  Managing   Limited  Managing    Limited
                                                 Owner    Owners    Owner   Owners     Owner     Owners    Owner     Owners
                                               --------  -------  --------  -------  --------  --------  --------  ----------
Owner's Capital, January 1, 2004 ............     $--    $    --  $  1,000   $   --     $--    $     --   $1,000   $       --

   Sale of Units ............................             16,543   440,000    1,000             121,000             2,145,503
   Redemption of Units
   Net increase (decrease) in Owners'
      Capital resulting from operations .....                 43        35       34              (3,953)      58      130,061
                                                  ---    -------  --------   ------     ---    --------   ------   ----------

Owners' Capital, December 31, 2004 ..........     $--    $16,586  $441,035   $1,034     $--    $117,047   $1,058   $2,275,564
                                                  ===    =======  ========   ======     ===    ========   ======   ==========

Owner's Capital - Units, January 1, 2004 ....      --         --        10       --      --          --       10           --

   Sale of Units ............................      --        162     4,252       10      --       1,115       --       21,514
   Redemption of Units ......................      --                   --               --                   --
                                                  ---    -------  --------   ------     ---    --------   ------   ----------
Owners' Capital - Units, December 31, 2004 ..      --        162     4,262       10      --       1,115       10       21,514
                                                  ===    =======  ========   ======     ===    ========   ======   ==========

/(1)/ The Balanced Series, Beach Series, C-View Currency Series and Dunn Series of the Trust received additional capital contributions to break escrow and commence trading operations on September 24, 2004. The Graham Series of the Trust broke escrow and commenced trading operations on November 19, 2004. The results of operations and changes in owners' capital represent the operations and transactions of the Series for the period from September 24, 2004, to December 31, 2004.

The accompanying notes are an integral part of these statements.

                                The Frontier Fund
                    Statements of Changes in Owners' Capital
                   For the Year Ended December 31, 2004 /(1)/

                                                               Graham Series
                                               ---------------------------------------------
                                                      Class 1                 Class 2
                                               ---------------------   ---------------------
                                               Managing     Limited     Managing     Limited
                                                Owner       Owners       Owner       Owners
                                               --------   ----------   ----------   --------
Owner's Capital, January 1, 2004 ...........      $--     $       --   $    1,000   $     --

   Sale of Units ...........................               1,939,594    4,400,000    312,500
   Redemption of Units
   Net increase (decrease) in Owners'
      Capital resulting from operations ....                  21,989      172,598      3,106
                                                  ---     ----------   ----------   --------

Owners' Capital, December 31, 2004 .........      $--     $1,961,583   $4,573,598   $315,606
                                                  ===     ==========   ==========   ========

Owner's Capital - Units, January 1, 2004 ...       --             --           10         --

   Sale of Units ...........................       --         18,939       44,000      3,037
   Redemption of Units .....................       --                          --
                                                  ---     ----------   ----------   --------

Owners' Capital - Units, December 31, 2004         --         18,939       44,010      3,037
                                                  ===     ==========   ==========   ========

/(1)/ The Balanced Series, Beach Series, C-View Currency Series and Dunn Series of the Trust received additional capital contributions to break escrow and commence trading operations on September 24, 2004. The Graham Series of the Trust broke escrow and commenced trading operations on November 19, 2004. The results of operations and changes in owners' capital represent the operations and transactions of the Series for the period from September 24, 2004, to December 31, 2004.

The accompanying notes are an integral part of these statements.

                                The Frontier Fund
                          Notes to Financial Statements
                 As of December 31, 2004, and December 31, 2003

1. Organization and Purpose

The Frontier Fund, or the Trust, was formed as a Delaware statutory trust on August 8, 2003, with separate Series of Units. Its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances). The Trust is a multi-advisor commodity pool as described in CFTC Regulation Section 4.10(d)(2).

The Trust offers six (6) separate and distinct Series: Balanced Series, Beach Series, C-View Currency Series, Dunn Series, Graham Series, and Campbell Graham Series (each, a "Series" and collectively, the "Series"). The Trust may issue additional Series of Units. The Units of each Series are separated into two sub-classes of Units. The Trust, with respect to each Series:

     . engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and may, from time to time, engage in cash and spot transactions;

     . allocates funds to a subsidiary limited liability Trading Company or Companies. Each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company's assets, make the trading decisions for the assets of each Series vested in such Trading Company, segregate its assets from any other Trading Company and maintain separate, distinct records for each Series, and account for its assets separately from the other Series and the other Trust assets;

     . calculates the Net Asset Value of its Units separately from the other Series;

     . has an investment objective of increasing the value of each Series' Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies); and

     . offers each Series of Units in two Sub-Classes-Class 1 and Class 2. Investors who purchase Class 1 Units of any Series are charged a service fee of up to three percent (3.0%) annually of the Net Asset Value of each Unit purchased, for the benefit of Selling Agents selling such Class 1 Units. Equinox Fund Management, LLC, or the Managing Owner, prepays the initial service fee which is amortized monthly at an annual rate of three percent (3.0%) of the average daily Net Asset Value of Class 1 of such Series; provided, however, that investors who redeem all or a portion of their Class 1 Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the Net Asset Value at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who purchase Class 2 Units of any Series are charged no initial or ongoing service fee. However, the Managing Owner may pay the Selling Agents an on-going service fee for certain administrative services. Any such payments by the Managing Owner will not be subject to reimbursement by the Unitholders.

     . Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current Net Asset Value per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York. Redemption of Class 1 Units of any Series, which have been held by the Unit holder for less than twelve (12) full months, will be subject to a redemption fee of up to three percent (3.0%) of the value of such Units being redeemed. Redemption fees are payable to Equinox Fund Management, LLC as Managing Owner of the Trust.

As of September 24, 2004, the Trust commenced operations for each Series except the Graham Series and Campbell Graham Series. The Graham Series commenced operations as of November 19, 2004. The Campbell Graham Series commenced operations on February 11, 2005.

2. Significant Accounting Polices

The following are the significant accounting policies of the Trust.

Basis of Presentation - The financial statements of each Series of the Trust included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The Series, through investing in Trading Companies, place assets under management of certain Trading Advisors. The Trading Companies were organized by the Managing Owner for the purpose of investing in securities and derivative instruments, and have no operating income or expenses, except for trading income and expenses, all of which is allocated to the Series. Trading Companies in which a Series has a majority equity interest are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method and are carried in the statement of financial condition of such Series at fair value based on the interest of each Series in such Trading Company.

The consolidated financial statements of Balanced Series include the assets, liabilities and earnings of its wholly-owned and majority owned Trading Companies, Frontier Trading Company I, LLC, Frontier Trading Company II, LLC, Frontier Trading Company III, LLC and Frontier Trading Company IV, LLC.

The consolidated financial statements of Graham Series include the assets, liabilities and earnings of its wholly-owned trading company, Frontier Trading Company V, LLC.

Cash and Cash Equivalents and Short Term Investments - For purposes of the statements of financial condition, cash and cash equivalents include money market accounts, money market funds, and time deposits with original maturities of 90 days or less. Short term investments include time deposits with original maturities of 91 days up to one year. The cash and cash equivalents, and short term investments of all Series is pooled for maximization of return. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner; any excess is accrued as income allocated to all Series in proportion to their daily net asset value.

Use of Estimates - The preparation of financial statements in conformity with GAAP requires the Managing Owner to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Trust's financial statements. The Trust's significant accounting policies and related estimates and judgments underlying the financial statements are as identified below.

Allocation of Earnings - Each Series of the Trust offers two sub-classes of Units - Class 1 and Class 2. All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that Class 1 Units of each Series bear certain expenses related to the servicing of such Units. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading profits and losses of each Series are allocated daily to Class 1 and Class 2 Units based on each Class' relative owners' capital balance.

Each Series allocates funds to a subsidiary Trading Company, or Companies, of the Trust. Each Trading Company allocates all of its daily trading profits or losses to the Series in proportion to each Series' funds allocated to the Trading Company, adjusted on a daily basis. As of December 31, 2004, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series' funds allocated to the Trading Company, or Companies.

Investment Transactions and Valuation - The Trust records investment transactions on trade date and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statements of Operations. Generally, fair values will be based on quoted market prices; however, in certain circumstances, significant judgments and estimates may be required in determining fair value in the absence of an active market closing price.

Income Taxes - The Trust is not subject to federal income taxes; each owner reports his allocable share of income, gain, loss, deductions or credits on his own income tax return.

Fees and Expenses - All management fees, incentive fees, and service fees of the Trust are paid to the Managing Owner. Additionally, the trading fees are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, as well as all other operating expenses and continuing offering costs of the Trust.

Pending Owner Additions - Funds received for new subscriptions and for additions to existing owner interests are recorded as capital additions at the net asset value per unit of the second business day following receipt.

In applying these policies, the Managing Owner may make judgments that may require estimates about matters that are inherently uncertain.

3. Investments in Unconsolidated Trading Companies

The following tables summarize the Beach Series, C-View Currency Series and Dunn Series investments in unconsolidated trading companies as of and for the year ended December 31, 2004.

                                       Percentage                            Realized    Change in       Net
                                         of Net       Fair       Trading     Gain        Unrealized    Income
Trading Company /(1)/                    Assets       Value    Commissions   (Loss)     Gain (Loss)    (Loss)
------------------------------------   ----------   --------   -----------   ----------------------   --------
Beach Series -
Frontier Trading Company II, LLC....      2.35%     $ 15,709       ($770)    $  2,515     $15,555     $ 17,300
                                          ====      ========     =======     ========     =======     ========
C-View Currency Series -
Frontier Trading Company III, LLC...      0.03%     $    138          $0     $    256       ($102)    $    154
                                          ====      ========     =======     ========     =======     ========
Dunn Series -
Frontier Trading Company IV, LLC....      5.27%     $126,163     ($5,170)    $219,345     ($9,795)    $204,380
                                          ====      ========     =======     ========     =======     ========

/(1)/ The Frontier Trading Company II, LLC, Frontier Trading Company III, LLC and Frontier Trading Company IV, LLC each commenced operations on September 24, 2004.

The unaudited condensed statements of financial condition and statements of income as of and for the year ended December 31, 2004 for the unconsolidated trading companies are as follows:

Condensed Statement of Financial                Frontier Trading   Frontier Trading   Frontier Trading
Condition - December 31, 2004                    Company II, LLC   Company III, LLC    Company IV, LLC
---------------------------------------------   ----------------   ----------------   ----------------
                                                   (Unaudited)        (Unaudited)        (Unaudited)
Cash held at futures commodities merchants...      $1,342,163          $448,185          $1,658,389
Open trade equity............................         385,128             8,328             (81,158)
                                                   ----------          --------          ----------
Total Assets.................................      $1,727,291          $456,513          $1,577,231
                                                   ==========          ========          ==========

Members equity...............................      $1,727,291          $456,513          $1,577,231
                                                   ==========          ========          ==========

Condensed Statement of Income - For the
Year Ended December 31, 2004 /(1)/

Interest income..............................      $    4,628          $  1,161          $    4,592
Net realized gain on investments.............         273,019            53,601             642,377
Change in open trade equity..................         385,128             8,328             (81,158)
Trading commissions..........................         (22,295)                0             (16,461)
                                                   ----------          --------          ----------
Net income...................................      $  640,480          $ 63,090          $  549,350
                                                   ==========          ========          ==========

/(1)/ The Frontier Trading Company II, LLC, Frontier Trading Company III, LLC and Frontier Trading Company IV, LLC each commenced operations on September 24, 2004.

4. Transactions with Affiliates

The initial $6,000 seed capital of the Trust was provided by its Managing Owner, Equinox Fund Management, LLC, or the Managing Owner, a Delaware limited liability company formed on June 25, 2003, to organize and manage various funds, including the Trust. $1,000 was contributed to Class 2 of each of the original six (6) Series of the Trust. Effective August 26, 2003, the Trust's Beacon Series Units were redeemed by the Managing Owner for $1,000 and will no longer be offered by the Trust.

On September 23, 2004, the Managing Owner paid $5,000,000 to purchase a barrier option which effectively leveraged the purchase of $20,000,000 of the Trust's Balanced Series Class 2 Units upon escrow break. On November 19, 2004, $4,400,000 of the Balanced Series Class 2 Units were exchanged by the Managing Owner for Graham Series Class 2 Units. These Units are controlled by the Managing Owner, subject to certain provisions in favor of the counterparty.

On December 30, 2004, the Managing Owner purchased Units in the Trust's C-View Currency Series Class 2 for $440,000 at $103.47 per Unit. The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner.

As sponsoring management company of the Trust, the Managing Owner has agreed to bear the organization and offering costs of the Trust, which as of December 31, 2003, were estimated to be approximately $1,250,000. As of December 31, 2004, such ongoing costs are approximately $2,450,000.

Each Series of Units will pay to the Managing Owner a monthly management fee equal to a certain percentage of such Series' assets, calculated on a daily basis. The annual rate of the management fee for the Balanced Series is 0.5%, for the Graham Series and Campbell Graham Series is 2.5%, and for the Beach Series and C-View Currency Series is 2.0%. There is no management fee for the Dunn Series. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

In addition, each Series will pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series will employ multiple Trading Advisors, the Balanced Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Balanced Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while the Balanced Series as a whole experiences losses. The incentive fee for the Balanced and Dunn Series is 25%, and for the Beach, C-View Currency and Graham and Campbell Graham Series is 20%. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner. In 2004, the Trust paid $149,580 of such interest income to the Managing Owner.

With respect to Class 1 of each Series, the Series will pay to the Managing Owner a service fee at an annualized rate of up to 3.0%, which the Managing Owner pays to selling agents of the Trust. Bornhoft Group Securities Corporation, an affiliate of the Managing Owner, was paid service fees of $120 in 2004.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the net asset value of the Trust, for services in connection with the daily valuation of each Series and Class. Additionally, The Bornhoft Group Corporation provides office space to the Managing Owner, prorates office expenses, and advances certain direct expenses on behalf of the Managing Owner. Under this agreement, the Managing Owner reimbursed The Bornhoft Group Corporation $43,507 in 2004.

5. Financial Highlights

The following information presents the financial highlights of the Fund for the year ended December 31, 2004. This data has been derived from information presented in the financial statements.

                                                                                       C-View Currency
                                               Balanced Series       Beach Series           Series
                                              -----------------   -----------------   -----------------
                                              Class 1   Class 2   Class 1   Class 2   Class 1   Class 2
                                              -------   -------   -------   -------   -------   -------
Per unit operating performance (1)
   Net asset value, inception of Series ...   100.00     100.00    100.00    100.00    100.00    100.00
   Net operating results:
      Interest income .....................      .02        .02       .02       .02       .01       .00
      Expenses ............................     (.93)     (2.99)     (.82)    (1.11)     (.19)       (0)
      Net gain on investments .............     7.16      10.83      6.81      7.93      2.85      3.47
      Minority Interests ..................     (.22)     (1.01)
   Net income .............................     6.03       6.85      6.01      6.84      2.67      3.47
   Net asset value, December 31, 2004 .....   106.03     106.85    106.01    106.84    102.67    103.47
Ratios to average net assets (2)
   Net investment loss ....................    (3.79)%    (0.90)%   (5.30)%   (2.32)%   (5.30)%   (2.35)%
   Expenses before incentive fees .........     3.97%      0.97%     5.50%     2.48%     5.48%     2.35%
   Expenses after incentive fees ..........     5.76%      3.61%     6.60%     4.10%     5.48%     2.35%
Total return before incentive fees (3) ....     9.09%      9.51%     7.37%     8.79%     2.67%     3.47%
Total return after incentive fees (3) .....     6.03%      6.85%     6.01%     6.84%     2.67%     3.47%

                                                 Dunn Series        Graham Series
                                              -----------------   -----------------
                                              Class 1   Class 2   Class 1   Class 2
                                              -------   -------   -------   -------
Per unit operating performance (1)
   Net asset value, inception of Series ...    100.00    100.00    100.00    100.00
   Net operating results:
      Interest income .....................         0         0         0         0
      Expenses ............................     (1.38)    (3.56)    (1.06)    (1.16)
      Net gain on investments .............      6.34      9.33      4.63      5.08
   Net income .............................      4.96      5.77      3.57      3.92
   Net asset value, December 31, 2004 .....    104.96    105.77    103.57    103.92
Ratios to average net assets (2)
   Net investment loss ....................     (3.48)%   (0.49)%   (6.04)%   (2.95)%
   Expenses before incentive fees .........      3.48%     0.49%     6.04%     2.95%
   Expenses after incentive fees ..........      6.28%     3.81%     7.32%     3.75%
Total return before incentive fees (3) ....      3.51%     9.04%     5.67%     4.77%
Total return after incentive fees (3) .....      4.96%     5.77%     3.57%     3.92%

(1) Selected data for a Unit outstanding from inception through year-end. The Balanced, Beach, C-View and Dunn Series commenced operations on September 24, 2004. The Graham Series commenced November 19, 2004.

(2) Ratios have been annualized and exclude the impact of the incentive fees except where otherwise noted. Incentive fees have not been annualized.

(3) An owner's total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

6. Off-Balance Sheet Risk

The term "off-balance sheet risk" refers to an unrecorded potential liability that, even though it does not appear on the Statement of Financial Condition, may result in future obligation or loss in excess of the amount paid by the Series for a particular investment. Each Trading Company expects to trade in futures, forward and swap contracts and will therefore be a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures positions held by a Trading Company in respect of any Series at the same time, and if the Trading Advisor(s) of such Trading Company are unable to offset such futures interests positions, such Trading Company could lose all of its assets and the holders of Units of such Series would realize a 100% loss. The Managing Owner will seek to minimize market risk through real-time monitoring of open positions and the level of diversification of each Trading Advisor's portfolio. It is anticipated that any Trading Advisor's margin-to-equity ratio will typically not exceed approximately 35% although the actual ratio could be higher or lower from time to time.

In addition to market risk, trading futures, forward and swap contracts entails credit risk in that a counterparty will not be able to meet its obligations to a Trading Company. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. Some non-U.S. exchanges, in contrast to US. exchanges, are principals' markets in which performance is the responsibility only of the individual counterparty with whom the Trading Company has entered into the transaction with and not of the exchange or clearing corporation. In these kinds of markets, there is risk of bankruptcy or other failure or refusal to perform by the counterparty.

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

7. Summary of Quarterly Results (unaudited)

                  For the Three Months Ended December 31, 2004

                                                                                  C-View Currency
                                                 Balanced Series   Beach Series        Series       DunnSeries   Graham Series
                                                 ---------------   ------------   ---------------   ----------   -------------
Investment Income:
   Interest - net ............................     $    5,826        $   116           $  2          $     --      $     --
                                                   ----------        -------           ----          --------      --------
      Total Income ...........................          5,826            116              2                --            --
                                                   ----------        -------           ----          --------      --------
Expenses:
   Incentive Fees ............................        526,523          2,867             --            74,896        50,855
   Management Fees ...........................         30,449          1,230             21                --        16,747
   Broker Service Fees .......................         28,799          1,190             17               333         3,562
   Trading Fees ..............................         30,342            310              5             7,620         3,347
                                                   ----------        -------           ----          --------      --------
      Total Expenses .........................        616,113          5,597             43            82,849        74,511
                                                   ----------        -------           ----          --------      --------
      Investment income - net ................       (610,287)        (5,481)           (41)          (82,849)      (74,511)
                                                   ----------        -------           ----          --------      --------
Realized and unrealized gain (loss) on
   investments:
   Net realized gain on investments ..........      1,905,196             --             --                --       306,423
   Net change in open trade equity ...........        623,609             --             --                --       (28,060)
   Trading Commissions .......................        (62,433)            --             --                --        (6,159)
   Equity in earnings from trading company ...             --         16,966            155           313,736            --
                                                   ----------        -------           ----          --------      --------
      Net gain on investments ................      2,466,372         16,966            155           313,736       272,204
                                                   ----------        -------           ----          --------      --------
Minority Interests ...........................       (330,857)            --             --                --            --
                                                   ----------        -------           ----          --------      --------
NET INCREASE IN OWNERS' CAPITAL RESULTING
   FROM OPERATIONS ...........................     $1,525,228        $11,485           $114          $230,887      $197,693
                                                   ----------        -------           ----          --------      --------

8. Indemnifications

The Trust has entered into agreements, which provide for the indemnification against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or bad faith. The Trust has had no prior claims or payments pursuant to these agreements. The Trust's individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. However, based on experience the Trust expects the risk of loss to be remote.

9. Subsequent Events

The Campbell/Graham Series broke escrow and commenced operations on February 11, 2004.