Form 10-Q
period 2005-03-31
FRONTIER FUND
filed 2005-05-16
CIK 1261379

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the Transition Period from         to
                                           -------    -------

Commission File Number 333-108397

                                THE FRONTIER FUND
                          (a Delaware Statutory Trust)
             (Exact name of registrant as specified in its charter)

             Delaware                                   38-6815533
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

   c/o Equinox Fund Management, LLC
    1660 Lincoln Street, Suite 100
            Denver, Colorado                                80264
(Address of principal executive offices)                 (Zip Code)

                                 (303) 837-0600
              (Registrant's telephone number, including area code)

                                 Not Applicable
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] or No [X]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Condensed Statements of Financial Condition, March 31, 2005 (Unaudited)    1

             Condensed Statements of Financial Condition, December 31, 2004             2

             Condensed Statements of Operations for the Three Months Ended
             March 31, 2005 (Unaudited)                                                 3

             Statements of Changes in Owners' Capital for the Three Months Ended
             March 31, 2005 (Unaudited)                                                 4

             Notes to Financial Statements As of March 31, 2005 (Unaudited), and
             December 31, 2004                                                          7

   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                     11

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk                22

   Item 4.   Controls and Procedures                                                   29

PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                                         31

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds               31

   Item 3.   Defaults Upon Senior Securities                                           31

   Item 4.   Submission of Matters to a Vote of Security Holders                       31

   Item 5.   Other Information                                                         31

   Item 6.   Exhibits                                                                  31

SIGNATURES                                                                             33

                               The Frontier Fund
                       Statements of Financial Condition
                           March 31, 2005 (Unaudited)

                                                                     Campbell/Graham   C-View Currency
                                    Balanced Series   Beach Series        Series            Series       DunnSeries   Graham Series
                                    ---------------   ------------   ---------------   ---------------   ----------   -------------
              ASSETS

Cash and cash equivalents             $14,241,173      $  335,729      $1,041,615          $182,485      $  566,146    $1,626,949
Short-term investments                 37,394,934         759,462       1,155,365           272,811       1,743,931     4,805,617
Cash held at futures commodity
   merchants                           12,426,953              --              --                --              --     2,223,244
Open trade equity                         347,269              --              --                --              --      (347,094)
Investments in unconsolidated
   trading companies                           --         101,242         (15,517)            2,044        (218,211)           --
Prepaid service fees                      639,452          15,157             848               637           2,472        68,609
Subscriptions Receivable                    3,797           4,635         256,598                --              --       114,534
Other assets                               26,578             569          10,350            14,864           1,021        19,524
                                      -----------      ----------      ----------          --------      ----------    ----------
   Total Assets                       $65,080,156      $1,216,794      $2,449,259          $472,841      $2,095,359    $8,511,383
                                      ===========      ==========      ==========          ========      ==========    ==========

  LIABILITIES & OWNERS' CAPITAL

LIABILITIES
   Pending owner additions            $ 1,444,700      $   20,000      $  112,750          $     --      $       --    $   12,384
   Redemptions payable                    365,725              --              --               500           1,000        12,340
   Incentive fees payable to
      Managing Owner                      169,433              --           1,954                --              --            --
   Management fees payable to
      Managing Owner                       39,802           3,611           1,352             2,125              --        32,160
   Interest fees payable to
      Managing Owner                      100,524           2,139           1,368               828           3,835        14,524
   Trading fees payable to
      Managing Owner                       48,403           1,101             301               581           1,733         6,963
   Other liabilities                      184,310           1,473              --               488           2,660        21,000
                                      -----------      ----------      ----------          --------      ----------    ----------
      Total Liabilities                 2,352,897          28,324         117,725             4,522           9,228        99,371
                                      -----------      ----------      ----------          --------      ----------    ----------
MINORITY INTERESTS                       (122,684)             --              --                --              --        (7,759)
OWNERS' CAPITAL
   Managing Owner Units - Class 2      15,780,632             999             935           440,443             913     3,900,096
   Limited Owner Units - Class 1       37,904,083       1,011,459       2,267,854            26,843         124,264     3,990,790
   Limited Owner Units - Class 2        9,165,228         176,012          62,745             1,033       1,960,954       528,885
                                      -----------      ----------      ----------          --------      ----------    ----------
      Total Owners' Capital            62,849,943       1,188,470       2,331,534           468,319       2,086,131     8,419,771
                                      -----------      ----------      ----------          --------      ----------    ----------
   Total Liabilities, Minority
      Interests and Owners'
      Capital                         $65,080,156      $1,216,794      $2,449,259          $472,841      $2,095,359    $8,511,383
                                      ===========      ==========      ==========          ========      ==========    ==========

Units Outstanding
   Class 1                                385,791          10,280          24,351               264           1,382        45,533
   Class 2                                250,073           1,772             681             4,272          21,495        49,978

Net Asset Value per Unit
   Class 1                            $     98.25      $    98.39      $    93.13          $ 101.77      $    89.91    $    87.65
   Class 2                            $     99.75      $    99.92      $    93.51          $ 103.33      $    91.27    $    88.62

        The accompanying notes are an integral part of these statements.

                                The Frontier Fund
                        Statements of Financial Condition
                                December 31, 2004

                                                                                   C-View Currency
                                                  Balanced Series   Beach Series        Series       DunnSeries   Graham Series
                                                  ---------------   ------------   ---------------   ----------   -------------
                    ASSETS

Cash and cash equivalents                           $11,554,318       $207,744         $457,055      $  576,904     $1,707,951
Short-term investments                               15,808,825        438,528            1,520       1,699,960      2,649,787
Cash held at futures commodity merchants              5,518,100           --               --              --        2,553,921
Open trade equity                                       623,376           --               --              --          (28,060)
Investments in unconsolidated trading companies            --           15,709              138         126,163           --
Prepaid service fees                                    144,092          5,708               14           2,606         17,463
Subscriptions Receivable                                   --            3,369             --              --           77,969
Other assets                                             12,520            242                3           1,115          2,596
                                                    -----------       --------         --------      ----------     ----------
   Total Assets                                     $33,661,231       $671,300         $458,730      $2,406,748     $6,981,627
                                                    ===========       ========         ========      ==========     ==========

         LIABILITIES & OWNERS' CAPITAL

LIABILITIES
   Pending owner additions                          $   616,797       $   --           $   --        $     --       $   46,126
   Redemptions payable                                   56,738           --               --              --             --
   Incentive fees payable to Managing Owner              35,629          1,226             --               (12)        50,855
   Management fees payable to Managing Owner             13,673          1,086               22            --           16,747
   Interest fees payable to Managing Owner              125,603          1,293               48          11,912         13,767
   Trading fees payable to Managing Owner                13,596            274                5           1,179          3,345
                                                    -----------       --------         --------      ----------     ----------
      Total Liabilities                                 862,036          3,879               75          13,079        130,840
                                                    -----------       --------         --------      ----------     ----------

MINORITY INTERESTS                                      142,010           --               --              --             --

OWNERS' CAPITAL
   Managing Owner Units - Class 2                    16,902,820          1,068          441,035           1,058      4,573,598
   Limited Owner Units - Class 1                     11,772,262        488,932           16,586         117,047      1,961,583
   Limited Owner Units - Class 2                      3,982,103        177,421            1,034       2,275,564        315,606
                                                    -----------       --------         --------      ----------     ----------
      Total Owners' Capital                          32,657,185        667,421          458,655       2,393,669      6,850,787
                                                    -----------       --------         --------      ----------     ----------
   Total Liabilities, Minority Interests
      and Owners' Capital                           $33,661,231       $671,300         $458,730      $2,406,748     $6,981,627
                                                    ===========       ========         ========      ==========     ==========

Units Outstanding
   Class 1                                              111,031          4,612              162           1,115         18,939
   Class 2                                              195,464          1,671            4,272          21,524         47,047

Net Asset Value per Unit
   Class 1                                          $    106.03       $ 106.01         $ 102.67      $   104.96     $   103.57
   Class 2                                          $    106.85       $ 106.84         $ 103.47      $   105.77     $   103.92

        The accompanying notes are an integral part of these statements.

                                The Frontier Fund
                            Statements of Operations
                 For the Three Months Ended March 31, 2005 /(1)/

                                                                      Campbell/Graham  C-View Currency
                                       Balanced Series  Beach Series       Series           Series      Dunn Series  Graham Series
                                       ---------------  ------------  ---------------  ---------------  -----------  -------------
Investment Income:
   Interest - net                        $    67,272      $  1,495       $    444          $   662       $   3,172    $    10,868
                                         -----------      --------       --------          -------       ---------    -----------
      Total Income                            67,272         1,495            444              662           3,172         10,868
                                         -----------      --------       --------          -------       ---------    -----------
Expenses:
   Incentive Fees                            289,760            --          1,937               --              --             --
   Management Fees                            58,777         5,079          1,505            2,301              --         46,427
   Broker Service Fees                       170,983         6,109          1,727              172             842         21,234
   Trading Fees                               58,675         1,270            301              575           2,762          9,312
                                         -----------      --------       --------          -------       ---------    -----------
      Total Expenses                         578,195        12,458          5,470            3,048           3,604         76,973
                                         -----------      --------       --------          -------       ---------    -----------
      Investment loss - net                 (510,923)      (10,963)        (5,026)          (2,386)           (432)       (66,105)
                                         -----------      --------       --------          -------       ---------    -----------
Realized and unrealized gain (loss)
   on investments:
   Net realized (loss) on investments     (2,544,524)           --             --               --              --       (792,874)
   Net change in open trade equity          (276,070)           --             --               --              --       (319,034)
   Trading commissions                      (142,176)           --             --               --              --        (10,230)
   Equity in earnings from trading
      company                                     --       (36,722)       (15,520)           1,600        (329,760)            --
                                         -----------      --------       --------          -------       ---------    -----------
      Net gain/(loss) on investments      (2,962,770)      (36,722)       (15,520)           1,600        (329,760)    (1,122,139)
                                         -----------      --------       --------          -------       ---------    -----------
Minority interests                           372,641            --             --               --              --          7,760
                                         -----------      --------       --------          -------       ---------    -----------
NET INCREASE/(DECREASE) IN OWNERS'
   CAPITAL RESULTING FROM OPERATIONS     $(3,101,052)     $(47,685)      $(20,546)         $  (786)      $(330,192)   $(1,180,484)
                                         ===========      ========       ========          =======       =========    ===========
NET INCOME PER UNIT
   Class 1                               $     (7.78)     $  (7.62)      $  (6.87)         $ (0.90)      $  (15.05)   $    (15.92)
   Class 2                               $     (7.10)     $  (6.92)      $  (6.49)         $ (0.14)      $  (14.50)   $    (15.30)

/(1)/ The Balanced Series, Beach Series, C-View Currency Series and Dunn Series of the Trust received additional capital contributions to commence trading operations on September 24, 2004. The Graham Series of the Trust commenced trading operations on November 19, 2004. The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

The accompanying notes are an integral part of these statements.

                                The Frontier Fund
                    Statements of Changes in Owners' Capital
          For the Three Months Ended March 31, 2005, and the Year Ended
                             December 31, 2004 /(1)/

                                                          Balanced Series                               Beach Series
                                          ----------------------------------------------  ----------------------------------------
                                                 Class 1                 Class 2                 Class 1              Class 2
                                          ---------------------  -----------------------  --------------------  ------------------
                                          Managing    Limited      Managing    Limited    Managing   Limited    Managing   Limited
                                            Owner      Owners       Owner       Owners      Owner     Owners      Owner    Owners
                                          --------  -----------  -----------  ----------  --------  ----------  --------  --------
Owner's Capital, January 1, 2004             $--    $        --  $     1,000  $       --    $--     $       --   $1,000   $     --

   Sale of Units                                     11,653,988   20,000,000   3,968,134               481,793             172,873
   Redemption of Units                                   (8,738)  (4,400,000)    (50,000)
   Net increase (decrease) in Owners'
      Capital resulting from operations                 127,012    1,301,820      63,969                 7,139       68      4,548
                                             ---    -----------  -----------  ----------    ---     ----------   ------   --------
Owners' Capital, December 31, 2004            --     11,772,262   16,902,820   3,982,103     --        488,932    1,068    177,421
                                             ---    -----------  -----------  ----------    ---     ----------   ------   --------
   Sale of Units                                     28,014,553                5,757,481               558,904              55,500
   Redemption of Units                                 (309,952)                (168,271)                                  (45,670)
   Net increase (decrease) in Owners'
      Capital resulting from operations              (1,572,779)  (1,122,188)   (406,085)              (36,377)     (69)   (11,239)
                                             ---    -----------  -----------  ----------    ---     ----------   ------   --------
Owners' Capital, March 31, 2005              $--    $37,904,083  $15,780,632  $9,165,228    $--     $1,011,459   $  999   $176,012
                                             ===    ===========  ===========  ==========    ===     ==========   ======   ========

Owner's Capital - Units, January 1, 2004      --             --           10          --     --             --       10         --

   Sale of Units                                        111,113      200,000      37,741                 4,612               1,661
   Redemption of Units                                      (82)     (41,815)       (472)
                                             ---    -----------  -----------  ----------    ---     ----------   ------   --------
Owners' Capital - Units,
   December 31, 2004                          --        111,031      158,195      37,269     --          4,612       10      1,661
                                             ---    -----------  -----------  ----------    ---     ----------   ------   --------
   Sale of Units                                        277,811                   56,256                 5,668                 560
   Redemption of Units                                   (3,051)                  (1,647)                                     (459)
                                             ---    -----------  -----------  ----------    ---     ----------   ------   --------
Owners' Capital - Units, March 31, 2005       --        385,791      158,195      91,878     --         10,280       10      1,762
                                             ===    ===========  ===========  ==========    ===     ==========   ======   ========

/(1)/ The Balanced Series, Beach Series, C-View Currency Series and Dunn Series of the Trust received additional capital contributions to commence trading operations on September 24, 2004. The Graham Series of the Trust commenced trading operations on November 19, 2004. The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

The accompanying notes are an integral part of these statements.

                                The Frontier Fund
                    Statements of Changes in Owners' Capital
     For the Three Months Ended March 31, 2005, and the Year Ended December
                                 31, 2004 /(1)/

                                                       Campbell/Graham Series                      C-View Currency Series
                                             ------------------------------------------   ---------------------------------------
                                                    Class 1                Class 2              Class 1              Class 2
                                             ---------------------   ------------------   ------------------   ------------------
                                             Managing     Limited    Managing   Limited   Managing   Limited   Managing   Limited
                                               Owner      Owners       Owner     Owners     Owner     Owners     Owner     Owners
                                             --------   ----------   --------   -------   --------   -------   --------   -------
Owner's Capital, January 1, 2004                $--     $       --    $   --    $    --      $--     $    --   $  1,000   $   --
   Sale of Units                                                                                      16,543    440,000    1,000
   Redemption of Units
   Net increase (decrease) in Owners'
      Capital resulting from operations                                                                   43         35       34
                                                ---     ----------    ------    -------      ---     -------   --------   ------
Owners' Capital, December 31, 2004               --             --        --         --       --      16,586    441,035    1,034
                                                ---     ----------    ------    -------      ---     -------   --------   ------
   Sale of Units                                         2,288,128     1,000     62,952               10,950
   Redemption of Units                                                                                  (500)
   Net increase (decrease) in Owners'
      Capital resulting from operations                    (20,274)      (65)      (207)                (193)      (592)      (1)
                                                ---     ----------    ------    -------      ---     -------   --------   ------
Owners' Capital, March 31, 2005                 $--     $2,267,854    $  935    $62,745      $--     $26,843   $440,443   $1,033
                                                ===     ==========    ======    =======      ===     =======   ========   ======
Owner's Capital - Units, January 1, 2004         --             --        --         --       --          --         10       --
   Sale of Units                                                                                         162      4,252       10
   Redemption of Units
                                                ---     ----------    ------    -------      ---     -------   --------   ------
Owners' Capital - Units, December 31, 2004       --             --        --         --       --         162      4,262       10
                                                ---     ----------    ------    -------      ---     -------   --------   ------
   Sale of Units                                            24,351        10        671                  107
   Redemption of Units                                                                                    (5)
                                                ---     ----------    ------    -------      ---     -------   --------   ------
Owners' Capital - Units, March 31, 2005          --         24,351        10        671       --         264      4,262       10
                                                ===     ==========    ======    =======      ===     =======   ========   ======

/(1)/ The Balanced Series, Beach Series, C-View Currency Series and Dunn Series of the Trust received additional capital contributions to commence trading operations on September 24, 2004. The Graham Series of the Trust commenced trading operations on November 19, 2004. The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

        The accompanying notes are an integral part of these statements.

                                The Frontier Fund
                    Statements of Changes in Owners' Capital
          For the Three Months Ended March 31, 2005, and the Year Ended
                             December 31, 2004 /(1)/

                                                           Dunn Series                               Graham Series
                                            ----------------------------------------  ------------------------------------------
                                                  Class 1              Class 2               Class 1               Class 2
                                            ------------------  --------------------  --------------------  --------------------
                                            Managing   Limited  Managing    Limited   Managing    Limited    Managing    Limited
                                              Owner    Owners     Owner     Owners      Owner     Owners       Owner      Owners
                                            --------  --------  --------  ----------  --------  ----------  ----------  --------
Owner's Capital, January 1, 2004               $--    $    --    $1,000   $       --     $--    $       --  $    1,000  $     --
   Sale of Units                                       121,000             2,145,503             1,939,594   4,400,000   312,500
   Redemption of Units
   Net increase (decrease) in Owners'
      Capital resulting from operations                 (3,953)      58      130,061                21,989     172,598     3,106
                                               ---    --------   ------   ----------     ---    ----------  ----------  --------
Owners' Capital, December 31, 2004              --     117,047    1,058    2,275,564      --     1,961,583   4,573,598   315,606
                                               ---    --------   ------   ----------     ---    ----------  ----------  --------
   Sale of Units                                        25,593                    61             2,595,687               312,925
   Redemption of Units                                                        (3,000)             (122,917)              (36,227)
   Net increase (decrease) in Owners'
      Capital resulting from operations                (18,376)    (145)    (311,671)             (443,563)   (673,502)  (63,419)
                                               ---    --------   ------   ----------     ---    ----------  ----------  --------
Owners' Capital, March 31, 2005                $--    $124,264   $  913   $1,960,954     $--    $3,990,790  $3,900,096  $528,885
                                               ===    ========   ======   ==========     ===    ==========  ==========  ========
Owner's Capital - Units, January 1, 2004        --          --       10           --      --            --          10        --
   Sale of Units                                         1,115                21,514                18,939      44,000     3,037
   Redemption of Units                                                                                              --
                                               ---    --------   ------   ----------     ---    ----------  ----------  --------
Owners' Capital - Units, December 31, 2004      --       1,115       10       21,514      --        18,939      44,010     3,037
                                               ---    --------   ------   ----------     ---    ----------  ----------  --------
   Sale of Units                                           267                     1                27,981                 3,339
   Redemption of Units                                                           (30)               (1,387)                 (408)
                                               ---    --------   ------   ----------     ---    ----------  ----------  --------
Owners' Capital - Units, March 31, 2005         --       1,382       10       21,485      --        45,533      44,010     5,968
                                               ===    ========   ======   ==========     ===    ==========  ==========  ========

/(1)/ The Balanced Series, Beach Series, C-View Currency Series and Dunn Series of the Trust received additional capital contributions to commence trading operations on September 24, 2004. The Graham Series of the Trust commenced trading operations on November 19, 2004. The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

        The accompanying notes are an integral part of these statements.

                                The Frontier Fund
                          Notes to Financial Statements
             As of March 31, 2005 (unaudited) and December 31, 2004

1. Organization

The Frontier Fund, or the Trust, was formed as a Delaware statutory trust on August 8, 2003, with separate Series of Units. Its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances). The Trust is a multi-advisor commodity pool as described in CFTC Regulation (S) 4.10(d)(2).

The Trust offers six (6) separate and distinct Series: Balanced Series, Beach Series, Campbell/Graham Series, C-View Currency Series, Dunn Series, and Graham Series (each, a "Series" and collectively, the "Series"). The Trust may issue additional Series of Units. The Units of each Series are separated into two sub-classes of Units.

As of September 24, 2004, the Trust commenced operations for each Series except the Graham Series and Campbell Graham Series. The Graham Series commenced operations as of November 19, 2004. The Campbell Graham Series commenced operations on February 11, 2005.

2. Basis of Presentation

The interim condensed financial statements of the Series included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2004. The Series follow the same accounting policies in the preparation of interim reports as set forth in the annual report. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operation and changes in owners' capital for the interim periods presented and are not necessarily indicative of a full year's results.

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

The consolidated financial statements of Balanced Series include the assets, liabilities and earnings of its wholly-owned and majority owned Trading Companies, Frontier Trading Company I, LLC, Frontier Trading Company II, LLC, Frontier Trading Company III, LLC, Frontier Trading Company IV, LLC and Frontier Trading Company VI, LLC.

The consolidated financial statements of Graham Series include the assets, liabilities and earnings of its majority owned trading company, Frontier Trading Company V, LLC.

3. Investments in Unconsolidated Trading Companies

The following tables summarize the Beach Series, Campbell/Graham Series, C-View Currency Series and Dunn Series investments in unconsolidated trading companies as of March 31, 2005, and for the three months then ended (unaudited), and as of December 31, 2004.

Unaudited                              As of March 31, 2005               Three Months Ended March 31, 2005
                                    --------------------------   ----------------------------------------------------
                                                                                              Change in
                                    Percentage of                  Trading       Realized     Unrealized   Net Income
Trading Company/(1)/                  Net Assets    Fair Value   Commissions   Gain (Loss)   Gain (Loss)     (Loss)
---------------------------------   -------------   ----------   -----------   -----------   -----------   ----------
Beach Series -
Frontier Trading Company II, LLC         3.09%      $  101,242     ($3,364)       ($8,711)     ($24,647)     ($36,722)
                                        =====       ==========    ========     ==========     =========    ==========
Campbell/Graham Series
Frontier Trading Company V, LLC         (1.21%)       ($26,106)      ($152)      ($20,489)      ($5,468)     ($26,109)
Frontier Trading Company VI, LLC         0.47%          10,589         (92)        (5,441)       16,122        10,589
                                        -----       ----------    --------     ----------     ---------    ----------
   Total Series                                       ($15,517)      ($244)      ($25,930)    $  10,654      ($15,520)
                                        =====       ==========    ========     ==========     =========    ==========
C-View Currency Series -
Frontier Trading Company III, LLC        0.43%      $    2,044    $      0     $    6,247       ($4,647)   $    1,600
                                        =====       ==========    ========     ==========     =========    ==========
Dunn Series -
Frontier Trading Company IV, LLC        (8.55%)      ($218,211)    ($5,549)     ($392,437)    $  68,226     ($329,760)
                                        =====       ==========    ========     ==========     =========    ==========

                                      As of December 31, 2004
                                    --------------------------
                                    Percentage of
Trading Company/(1)/                  Net Assets    Fair Value
---------------------------------   -------------   ----------
Beach Series -
Frontier Trading Company II, LLC         2.35%       $ 15,709
                                         ====        ========
C-View Currency Series -
Frontier Trading Company III, LLC        0.03%       $    138
                                         ====        ========
Dunn Series -
Frontier Trading Company IV, LLC         5.27%       $126,163
                                         ====        ========

The unaudited condensed statements of financial condition as of March 31, 2005, and December 31, 2004 for the unconsolidated trading companies are as follows:

                             Frontier      Frontier       Frontier      Frontier     Frontier
Condensed Statements of      Trading        Trading       Trading       Trading      Trading
Financial Condition -      Company II,   Company III,   Company IV,    Company V,   Company VI,
March 31, 2005                 LLC            LLC           LLC           LLC           LLC
------------------------   -----------   ------------   -----------   -----------   -----------
                           (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Cash held at futures
   commodities merchants   $3,309,163      $488,513      $2,293,669   $2,223,244     $2,117,207
Open trade equity             (34,007)      (12,823)        259,412     (347,094)       119,802
                           ----------      --------      ----------   ----------     ----------
Total Assets               $3,275,156      $475,690      $2,553,081   $1,876,150     $2,237,009
                           ==========      ========      ==========   ==========     ==========
Members' equity            $3,275,156      $475,690      $2,553,081   $1,876,150     $2,237,009
                           ==========      ========      ==========   ==========     ==========

                             Frontier      Frontier       Frontier
Condensed Statements of      Trading        Trading       Trading
Financial Condition -      Company II,   Company III,   Company IV,
December 31, 2004              LLC            LLC           LLC
------------------------   -----------   ------------   -----------
                           (Unaudited)    (Unaudited)   (Unaudited)
Cash held at futures
   commodities merchants    $1,342,163     $448,185     $1,658,389
Open trade equity              385,128        8,328        (81,158)
                            ----------     --------     ----------
Total Assets                $1,727,291     $456,513     $1,577,231
                            ==========     ========     ==========
Members' equity             $1,727,291     $456,513     $1,577,231
                            ==========     ========     ==========

The unaudited condensed statements of income for the three months ended March 31, 2005, for the unconsolidated trading companies are as follows:

Condensed Statements of     Frontier      Frontier       Frontier       Frontier       Frontier
Income - For the Three      Trading        Trading        Trading        Trading       Trading
Months Ended March 31,    Company II,   Company III,    Company IV,    Company V,    Company VI,
2005/(1)/                     LLC            LLC            LLC            LLC           LLC
-----------------------   -----------   ------------   ------------   ------------   -----------
                          (Unaudited)    (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
Interest income           $   12,759      $  2,995     $      9,508   $     15,381   $    8,031
Net realized gain on
   investments, less
   commissions              (187,099)       38,003       (2,002,308)      (803,104)    (286,022)
Change in open trade
   equity                   (419,135)      (21,151)         340,570       (319,034)     119,802
                          ----------      --------     ------------   ------------   ----------
Net income (loss)          ($593,475)     $ 19,847      ($1,652,230)   ($1,106,757)   ($158,189)

/(1)/ The Frontier Trading Company II, LLC, Frontier Trading Company III, LLC and Frontier Trading Company IV, LLC each commenced operations on September 24, 2004. The Frontier Trading Company V, LLC commenced operations on November 19, 2004. The Frontier Trading Company VI, LLC commenced operations on February 11, 2005.

4. Transactions with Affiliates

On April 29, 2005, the Managing Owner redeemed $375,000 of its interest in the C-View Currency Series, Class 2.

Each Series of Units will pay to the Managing Owner a monthly management fee equal to a certain percentage of such Series' assets, calculated on a daily basis. The annual rate of the management fee for the Balanced Series is 0.5%, for the Graham Series and Campbell/Graham Series is 2.5%, and for the Beach Series and C-View Currency Series is 2.0%. There is no management fee for the Dunn Series. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

Each Series of Units pays to the Managing Owner a monthly trading fee equal to an annual rate of 0.5% of such Series' assets, calculated on a daily basis.

In addition, each Series will pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series will employ multiple Trading Advisors, the Balanced Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Balanced Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while the Balanced Series as a whole experiences losses. The incentive fee for the Balanced and Dunn Series is 25%, and for the Beach, C-View Currency and Graham and Campbell/Graham Series is 20%. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner. During the three months ended March 31, 2005, the Trust paid $294,707 of such interest income to the Managing Owner.

With respect to Class 1 of each Series, the Series will pay to the Managing Owner a service fee at an annualized rate of up to 3.0%, which the Managing Owner pays to selling agents of the Trust. Bornhoft Group Securities Corporation, an affiliate of the Managing Owner, may be paid service fees when it acts as selling agent. No service fees were paid to Bornhoft Group Securities Corporation for the three months ended March 31, 2005.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the net asset value of the Trust, for services in connection with the daily valuation of each Series and Class. Additionally, The Bornhoft Group Corporation provides office space to the Managing Owner, prorates office expenses, and advances certain direct expenses on behalf of the Managing Owner. Under this agreement, the Managing Owner reimbursed The Bornhoft Group Corporation $37,311 for the three months ended March 31, 2005.

5. Off-Balance Sheet Risk

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report includes forward-looking statements that reflect the Managing Owner's current expectations about the future results, performance, prospects and opportunities of the Trust. The Managing Owner has tried to identify these forward-looking statements by using words such as "may," "will," "expect," "anticipate," "believe," "intend," "should," "estimate" or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Trust's actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

As of March 31, 2005, the Trust had six separate Series of Units issued and outstanding: Balanced Series, Beach Series, Campbell/Graham Series, C-View Currency Series, Dunn Series and Graham Series. Each Series of Units have two separate sub-classes issued and outstanding--Class 1 and Class 2. The Trust, with respect to each Series:

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

The Initial Offering Period for the Balanced Series, Beach Series, C-View Currency Series and Dunn Series closed in September 2004. The Initial Offering Period for the Graham Series closed in November 2004. And, the Initial Offering Period for the Campbell/Graham Series closed in February 2005. Currently, Units in the Balanced Series, Beach Series, Campbell/Graham Series, C-View Currency Series, Dunn Series and Graham Series are being offered as of each day of each week and will continue to be offered until the maximum amount of each such Series' Units which are registered are sold. The Managing Owner may terminate the Continuous Offering Period of any Series at any time.

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

     A portion of each Trading Company's assets is used as margin to maintain that Trading Company's forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At March 31, 2005, cash deposited at the clearing brokers was $12,426,953 for the Balanced Series, and $2,223,244 for the Graham Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each week. Currently, this amount is estimated to be 2.77%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the United States, or by a person controlled by or supervised by and acting as an instrumentality of the government of the United States pursuant to authority granted by Congress of the United States or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Interest income up to 2.0% is paid to the Managing Owner.

     Approximately 10% to 20% of the Trust's assets are expected to be committed as required margin for futures contracts and forward and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 2% to 6% of the Trust's assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust's assets will normally be invested in cash equivalents and short term investments, such as money market funds, certificates of deposit (under nine months) and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. Federally chartered banks. As of March 31, 2005, such cash equivalents and short term investments included time deposits at Merrill Lynch Bank USA, and money market funds held at Merrill Lynch Investment Managers. Including cash held at US Bank, total cash and cash equivalents and short term investments held at these institutions were $51,636,107 for the Balanced Series, $1,095,191 for the Beach Series, $2,196,980 for the Campbell/Graham Series, $455,296 for the C-View Currency Series, $2,310,077 for the Dunn Series, and $6,432,566 for the Graham Series.

Results of Operations

Balanced Series

     The Balanced Series - Class 1 lost 7.3% for the three months ended March 31, 2005, net of fees and expenses; and the Balanced Series - Class 2 lost 6.6% for the three months ended March 31, 2005, net of fees and expenses.

     For the three months ended March 31, 2005, the Balanced Series recorded net loss on investments of $2,962,770, net interest of $67,272, and total expenses of $578,195, resulting in a net decrease in Owners' capital from operations of $3,101,052 after minority interests of $372,641. The Net Asset Value per Unit, Class 1, decreased from $106.03 at December 31, 2004, to $98.25 at March 31, 2005. For Class 2 the Net Asset Value per Unit decreased from $106.85 at December 31, 2004, to $99.75 at March 31, 2005. Total Class 1 subscriptions and redemptions for the period were $28,014,553 and $309,952, respectively. Total Class 2 subscriptions and redemptions for the period were $5,757,481 and $168,271, respectively. Ending capital at March 31, 2005, was $37,904,083 for Class 1 and $24,945,860 for Class 2. At December 31, 2004, ending capital was $11,772,262 for Class 1 and $20,884,923 for Class 2.

     In January, Stock Indices - The major U.S. indices, declined sharply, reversing rising price trends. Interest Rates - Bond prices moved modestly higher in the U.S. and Japan for the second consecutive month, while they were mixed in Europe. Currencies - The U.S. dollar sharply reversed its recent bearish trend as it surged versus many major global currencies, most notably the euro, against which the U.S. dollar had reached a record low during December. The first week of January saw a sizeable recovery in the U.S. dollar with the Euro registering its greatest decline in one week since inception. Energies - Prices continued to move in a volatile pattern as crude oil rose 10% and natural gas increased 2% following double-digit declines in December. Metals - Base metal prices reversed their recent bullish price moves as aluminum fell 5%, nickel lost more than 2%, and copper declined slightly. In precious metals, gold fell almost 4%, its second consecutive monthly decline after reaching 17-year highs in late November. Commodities - These markets finished the month with mixed results. The volatility demonstrated in the global marketplace of January 2005 provided a testimony to the benefits of a multi-advisor managed futures portfolio. The large losses experienced by many advisors in January were dampened by the Balanced Series multi-advisor structure. Although our current asset allocation models are maintaining a higher-than-normal weighting to the trend-based advisors (which does result in higher volatility), the multi-advisor structure still provides many benefits, including the dampening of volatility. In February, the major global equity markets moved generally higher in February. In the U.S., the Dow Jones Industrial Average and S&P 500 resumed their recent bullish price movements by rising 2.6% and 1.9% respectively. The NASDAQ, however, fell modestly for the month. Internationally, the DJ Euro Stoxx climbed 2.5%, while the NIKKEI 225 advanced more than 3%. Bond prices declined sharply on a global basis, particularly in the U.S. as the yield of the 10-year Treasury note rose 18 basis points during the month. In the currency markets, the U.S. dollar resumed recent bearish trends, following its rise in January, as it declined sharply versus many international currencies, including the euro and the Swiss franc. Commodity prices moved generally higher during February. Energy prices advanced for the second consecutive month as natural gas rose 6% and crude oil rose almost 7%. Base metal prices resumed their recent bullish price moves led by nickel, which rose nearly 13%, copper and zinc, which advanced more than 6%, and aluminum, which increased by approximately 4%. In precious metals, gold followed suit, rising 3%, its first increase in three months. The agricultural markets also moved generally higher as they exhibited large net price moves. Wheat, cotton, cocoa, and coffee rose between about 13% and 16%, and corn rose 9%, while sugar declined about 4% for the month. A Choppy First Quarter. March provided a theme of range-bound, choppy markets in most sectors. Our gains were primarily in Energy where crude and products prices made new highs. Our primary losses were in Currencies, Stock Indices and Commodities, dragging March performance into negative territory. Many currencies continued trading in a range that was established late last year, with unexpected strength in the U.S. dollar in the middle of the month taking many traders by surprise. An exception to this was the Japanese Yen, which broke decisively out of a narrow range and moved lower against the dollar, eventually breaking through the February low before the end of the month. Although our advisors caught this opportunity and turned in profits on Yen trading, difficulties in the rest of the sector drew it into negative performance for the month. The Balanced Series offers a broadly diversified, multi-advisor managed futures investment program, diversified through global diversification and non-correlated Advisors with varying trend methodologies. As a reminder, the Balanced Series presently has nine advisors, whereby five of these advisors are trend-based, while the other four advisors are non-trend based. There is a material non-correlation between these groups of advisors. The strategic allocation and periodic rebalancing to these nine advisors will continue to add value in the future.

Beach Series

     The Beach Series - Class 1 lost 7.2% for the three months ended March 31, 2005, net of fees and expenses; and the Beach Series - Class 2 lost 6.5% for the three months ended March 31, 2005, net of fees and expenses.

     For the three months ended March 31, 2005, the Beach Series recorded net loss on investments of $36,722, net interest of $1,495, and total expenses of $12,458, resulting in a net decrease in Owners' capital from operations of $47,685. The Net Asset Value per Unit, Class 1, decreased from $106.01 at December 31, 2004, to $98.39 as of March 31, 2005. The Net Asset Value per Unit, Class 2, decreased from $106.84 at December 31, 2004, to $99.92 as of March 31, 2005. Total Class 1 subscriptions for the period were $558,904, and there were no redemptions. Total Class 2 subscriptions and redemptions for the period were $55,500, and $45,670, respectively. Ending capital at March 31, 2005, was $1,011,459 for Class 1 and $177,011 for Class 2. Ending capital at December 31, 2004, was $488,932 for Class 1 and $178,489 for Class 2.

     After ending 2004 on a nine-year low the U.S. Dollar Index rebounded sharply in the first week of January as the currency made over 3% against the Swiss Franc and the Euro. The U.S. dollar had plunged in the 4th quarter on the back of concerns over the U.S. balance of payments and the Bush administration's seeming indifference to the currency's decline. The start of the New Year has focused investors on the prospect of economic growth and rising interest rates in the U.S., which stands in sharp contrast to the outlook for Europe and Japan. The prospect of future interest rate hikes upset the U.S. stock markets and all the indices declined. Base Metals also reacted to the currency moves; with aluminum falling over 6% on the month. Bond markets continued to exhibit an unusual degree of independence and for most part maintained relatively narrow trading ranges. Other Commodities put in a small gain on the back of our short positions in Soybeans and Wheat. The first week of January defined the performance for the month as the U.S. dollar strengthened against the Euro. Base metals were also affected by the U.S. dollar move and Aluminum was the poorest performer in that sector. Small gains were made on our T-Bond, Bund & JGB positions. In February, the Stock Index sector had a good month with the majority of markets moving higher, the Hang Seng was our best performing market. We had a quiet month in the Interest Rates sector, whilst good performance came from our Eurodollar positions our T-Bond positions faired less well leaving the sector slightly positive on the month. Oil prices headed higher during February, benefiting our positions primarily in Heating Oil and Brent Crude. The Metals sector was the best performing sector with both base metals and precious metals moving higher, the portfolio was well positioned to capture moves in Nickel, Copper and Aluminum. Silver climbed over 10% during the month. Other Commodities were a little disappointing; profits were recorded from our long Coffee positions but these were cancelled out by losses in the Grain and Oilseed sector. Currencies had a mixed month with profits coming from our Australian Dollar positions which were offset by our Yen positions and the sector was slightly down on the month for the Discretionary Programme. Base and Precious metals performed well; as prices moved higher during the month. Heating Oil performed as inventories were still below the 5-year average benchmarks, leaving the market vulnerable to additional cold weather. March started well with the trends of February following through to the first half of the month. The final two weeks of the month saw reversals of these trends leading to an overall loss in the Programme. The global equity markets started declining mid month, particularly in the U.S. as investors became increasingly nervous about the Federal Reserve's ongoing policy of interest rate increases and the erosion of corporate profits resulting from rising energy and other commodity prices. The European and Far East markets were not immune to the decline as investors are becoming more sensitive to weak economic data from these regions. The rate increase by the Federal Open Market Committee saw the U.S. dollar move sharply higher against the European and Asian / Pacific currencies, affecting our long Euro and British pound positions. The interest rate hike was also felt in the Other Commodities sector as both base (with the exception of Aluminum) and Precious Metals fell following the news. Energy markets had a sharp sell off but ended the month higher with Gasoline leading the way as, from a futures prospective, the summer driving season is approaching in the U.S. Energy was the best sector with good profits in Gasoline and Heating Oil. Currencies lost money as the U.S. dollar surged higher following the U.S. rate hike. Aluminum performed well in the Metals sector but the gains were offset by losses in Gold and Silver.

Campbell/Graham Series

     The Campbell Graham Series commenced operations on February 11, 2005. The Campbell/Graham Series - Class 1 lost 6.9% for the period since commencement of operations, ended March 31, 2005, net of fees and expenses; and the Campbell/Graham Series - Class 2 lost 6.5% for the period since commencement of operations, ended March 31, 2005.

     For the period from commencement of operations through March 31, 2005, the Campbell/Graham Series recorded net loss on investments of $15,520, net interest of $444, and total expenses of $5,470, resulting in a net decrease in Owners' capital from operations of $20,546. The Net Asset Value per Unit, Class 1, decreased from $100.00 at commencement of operations on February 11, 2005, to $93.13 as of March 31, 2005. The Net Asset Value per Unit, Class 2, decreased from $100.00 at commencement of operations on February 11, 2005, to $93.51 as of March 31, 2005. Total Class 1 subscriptions for the period were $2,288,128, and there were no redemptions. Total Class 2 subscriptions and redemptions for the period were $63,952, and $0, respectively. Ending capital at March 31, 2005, was $2,267,854 for Class 1 and $63,680 for Class 2.

     For the month of February, it was a difficult interest rate environment, with different pressures observable at different points along the yield curve. Consequently, our short-term interest rate positions were profitable in February, but not profitable enough to overcome the losses at the longer end of the curve. The rally in the U.S. dollar failed early in February and the dollar ended the month lower. However, small gains on our dollar shorts were offset by losses in our non-dollar (cross) currency pairs, resulting in losses in the currency sector overall. Equity markets were our best performers in February as they reversed again and traded higher, reclaiming the losses sustained in January. We also earned profits in the energy sector as the rally continued from the December lows, and Crude Oil again topped $50 a barrel. The K4 portfolio incurred a loss during February. Performance was primarily attributable to an abrupt price drop in global bond futures markets. Trending conditions in the equity index, zinc, and copper markets resulted in profits that offset much of the portfolio's losses during the month. March ended almost flat as the theme of range-bound, choppy markets continued in most sectors. Our gains were primarily in Interest Rates, as both short-term and long-term positions proved profitable, and the Energy sector where crude and products prices made new highs. The U.S. dollar closed higher for the month, reversing the long-term downtrend, and was a negative for our positions. We also incurred losses in our non-dollar Currency positions, making this the worst performing sector in Q1. Equity Index markets also reversed and ended the month lower, with resultant losses to our portfolios. The current interest rate environment continues to be a very difficult one and has arguably contributed to the lack of direction in many of the other markets we trade. This condition may continue for some time. While reporting monthly flat performance is certainly easier than reporting losses, delivering attractive absolute and risk-adjusted returns remains our primary goal. Extended periods of flat or poor returns along the way are inevitable, and we shall not falter in our commitment to maintain the discipline which we know is so important for success in the longer term. March was a mixed month for Graham's long-term trend-following programs. Losses recorded by our trend-following programs during the period were driven primarily by continued trendless price movements in global currencies, equity indices, and bonds. Spanning the two-month period from February 1 to March 31, 2005, the S&P 500 Composite Price Index, the U.S. Dollar Trade Weighted Index, and the J.P. Morgan Global Government Bond Index price movement has been choppy, with price trends not being sustained for much more than a few weeks. Our trend-following programs generally exhibited positive performance in the energy, metals, and short-term fixed income markets, offsetting a portion of the losses recorded during the month. While recent performance has been adversely affected by sharp trend reversals and general short-term choppy price patterns across a number of markets, we remain confident that the discipline to adhere to our successful systematic strategies will continue to serve us and our clients well over the long-term. Of course, we are actively conducting research to ensure that we continue to learn from the experiences that the markets provide us.

C-View Currency Series

     The C-View Currency Series - Class 1 lost 0.9% for the three months ended March 31, 2005, net of fees and expenses; and the C-View Currency Series - Class 2 lost 0.1% for the three months ended March 31, 2005, net of fees and expenses.

     For the three months ended March 31, 2005, the C-View Currency Series recorded net gain on investments of $1,600, net interest of $662, and total expenses of $3,048, resulting in a net decrease in Owners' capital from operations of $786. The Net Asset Value per Unit, Class 1, decreased from $102.67 at December 31, 2004, to $101.77 as of March 31, 2005. The Net Asset Value per Unit, Class 2, decreased from $103.47 at December 31, 2004, to $103.33 as of March 31, 2005. Total Class 1 subscriptions and redemptions for the period were $10,950, and $500, respectively. There were no Class 2 subscriptions or redemptions. Ending capital at March 31, 2005, was $26,843 for Class 1 and $441,476 for Class 2. Ending capital at December 31, 2004 was $16,586 for Class 1 and $442,069 for Class 2.

     The first week of January saw a sizeable recovery in the U.S. dollar with the Euro registering its greatest decline in one week since inception. This was caused by both a liquidation of heavily U.S. dollar negative positioning and also the genesis of a belief that the U.S. dollar may at present levels have fallen far enough to help in addressing the sizeable U.S. trade and current account deficit. Some faint signs that the U.S. administration is also starting to focus on addressing this issue domestically also helped the recovery. As a component of U.S. dollar strength was the development of a theme that we expect to progress through the year of general Asian currency strength versus European currencies. After an unsteady start the market has already started to place a reliance on the positive progression of higher yielding minor currencies with a confidence to which we do not fully subscribe. The sharp U.S. dollar recovery did not suit our positions and it was this and the decline in the value of some of our cross currency strategies that caused the first few days of the year to be negative. However with some judicious shorter term trading and the development of the Asian versus European theme to which we more fully subscribe that allowed us to finish the month with only a marginally negative result. From a portfolio perspective, we made gains in exposures short of U.S. dollar versus Indian Rupee, Philippine Peso and Brazilian Real but we suffered a moderate loss being short Chilean Peso. Small losses in the U.S. dollar against Argentinean and Chinese Yuan were partially offset against small profits made in U.S. dollar against Thai Bait, Singapore and Taiwan Dollar. Our perception that the South African Rand was too strong proved incorrect and we generated losses in short positions. In Euro crosses we made gains in the Czech Koruna, Polish Zloty, Slovakian Koruna but experienced offsetting losses as the Euro rose against the Norwegian and Swedish Krone. There was also a gain in Turkish Lira against the Euro. In short term trading strategies we made solid gains in Euro versus Japanese Yen and U.S. dollar but a loss in Euro versus Swiss Franc. We had successful trading Swiss Franc versus GB Sterling and U.S. dollar against the Japanese Yen, but had losses in Euro against GB Sterling and GB Sterling against the dollar. February was an inconclusive month in the Foreign Exchange market. In the early part of the month the U.S. dollar continued the recovery which had commenced in January. However, and in spite of generally good economic numbers out of the U.S., the U.S. dollar commenced a decline from higher levels from the middle of the month. It may well be that the overwhelming weight of a poor trade, current account and budget deficits are burdens that are still too great to allow for any protracted recovery in the U.S. dollar. Some tentative early signs of a further backing up in U.S. long rates also failed to assist the U.S. dollar and the majority of opportunities in the Foreign Exchange market were frequently yield driven. As we have mentioned before we do not at present share the markets enthusiasm for extensive yield plays in an environment where we anticipate increasing U.S. rates so a number of our portfolio strategies this year are focused upon relative value opportunities. From a portfolio perspective the continued appreciation of Asian currencies contributed to gains and we generated positive returns in positions long of New Zealand dollar, Philippine Peso, Singapore dollar, Taiwan dollar, this was somewhat offset by a loss in U.S. dollar versus Indonesian Rupiah. We also generated gains being long Mexican Peso and short South African Rand both against the U.S. dollar and GB Pounds. A position long of Brazilian Real was profitable but was offset by our being stopped out of a short Chilean Peso position In Euro crosses we made gains in the Norwegian Krone, Polish Zloty, Slovakian Koruna and Turkish Lira versus the Euro but experienced offsetting losses as the Euro declined against the Hungarian Forint. There was also a gain in Turkish Lira against the Euro. In short term trading strategies we made solid gains in Euro versus the U.S. dollar, GB Pound versus the U.S. dollar and in Euro versus Swiss Franc. We had losses in U.S. dollar and GB Pound versus Japanese Yen and Australian dollar versus the U.S. dollar. A month (March) in which the competing influences of the weight of the U.S. trade, current account and budget deficits having a negative effect on the U.S. dollar and steadily increasing U.S. interest rates and lackluster economic performance elsewhere in the Euro zone and Japan having a positive effect failed to be resolved. The result of this was that U.S. dollar weakness in the early part of the month was followed by some strengthening toward the end of the month. The rising oil price was considered by the markets at the margin to be U.S. dollar positive. The main feature of the month was a fall in the value of a number of yield and emerging market currencies which reacted badly to the prospect of higher oil prices and higher U.S. interest rates, together with a market that had built up substantial long yield currency positions. As we had anticipated weaker minor currencies and have been positioned more in relative value opportunities we were not initially impacted by this deterioration. However we accumulated some new positions before the weakening had run its course and these caused some portfolio losses. Coupled with a lackluster month in trading the result was that we posted a weak result. From a portfolio perspective we experienced losses in U.S. dollar versus Indonesian Rupiah and U.S. dollar versus Taiwan Dollar as the U.S. dollar reversed toward the end of the month. We were also affected by attempting long Brazilian Real against the U.S. dollar, and long Turkish Lire against the Euro before the U.S. dollar rally had run its course. There were gains in U.S. dollar versus New Zealand dollar, Philippine Peso and Polish Zloty but these were partially offset by a loss in U.S. dollar versus Singapore dollar. In Euro crosses we made gains in the Canadian Dollar, Swiss Franc, Czech Koruna and Hungarian Forint, versus the Euro, but experienced offsetting losses as the Euro rallied against the Polish Zloty, Swedish Krone, Norwegian Krone, and Slovakian Koruna. In short term trading strategies we made gains in Euro versus the U.S. dollar, GB Pound and Swiss Franc versus the U.S. dollar. We had losses in Euro versus GB Pound and U.S. dollar, GB Pound and Euro versus Japanese Yen.

Dunn Series

     The Dunn Series - Class 1 lost 14.3% for the three months ended March 31, 2005, net of fees and expenses; and the Dunn Series - Class 2 13.7% for the three months ended March 31, 2005, net of fees and expenses.

     For the three months ended March 31, 2005, the Dunn Series recorded net loss on investments of $329,760, net interest of $3,172, and total expenses of $3,604, resulting in a net decrease in Owners' capital from operations of $330,192. The Net Asset Value per Unit, Class 1, decreased from $104.96 at December 31, 2004, to $89.91. The Net Asset Value per Unit, Class 2, decreased from $105.77 at December 31, 2004, to $91.27 as of March 31, 2005. Total Class 1 subscriptions for the period were $25,593, and there were no redemptions. Total Class 2 subscriptions and redemptions for the period were $61 and $3,000, respectively. Ending Capital at March 31, 2005, was $124,264 for Class 1 and $1,961,867 for Class 2. Ending capital at December 31, 2004, was $117,047 for Class 1 and $2,276,622 for Class 2.

     The Dunn Combined Financial portfolio experienced losses in January. Gains in U.S. and non-US interest rates were cancelled out by losses in equities and energies leaving the choppy currency market to dominate the month's results as foreign currencies sold off against the dollar. These moves were largely supported by comments made by Secretary Snow that the Administration wants a strong dollar, adding that the focus will be on deficit reduction and other steps to sustain the dollar's strength. These comments caught many investors off guard as most market participants expected the dollar to continue declining as it did in 2004. Energies bottomed out early in the month, largely supported by production cuts that were enacted in early January by OPEC producers. Continued tensions in Iraq, particularly the assassination of the Governor of Baghdad and impending elections at the end of the month kept an added premium in the market. Bonds staged quite a comeback of their own in January, as December's Non-Farm Payroll numbers were pretty much in line with expectations. The economic releases point to growth, but inflation and inflationary expectations look to be in check. Fed officials are standing pat on their "measured pace" stance, but continue to monitor economic data. The bond markets certainly aren't trading like they are concerned about inflation. Stocks gave back most of their December gains. The Dunn Combined Financial portfolio experienced losses in February. In February the Federal Reserve raised the Fed Funds rate by 25 basis points to 2.5% as expected. The dollar showed strength earlier in the month on Greenspan's comments that market forces may be on the verge of stabilizing the current account deficit. Bush's budget forecast also appeared to boost the dollar. The strong dollar trend reversed sharply late in the month largely due to the rumor that South Korea was diversifying its foreign reserves out of dollars and into other currencies creating fear that Japan and China would follow suit. In short, sustained trends have yet to materialize this year. The Dunn Combined Financial portfolio experienced losses in March. A strong February non-farm payroll and surging raw commodity prices pressured the U.S. Treasury market, providing positive traction to our short U.S. sovereign debt positions. Also the Federal Open Market Committee raised the fed funds rate another 25 basis points as expected. Interest rate differentials helped the dollar stage a rally mid-month as the European Central Bank and the Bank of England passed on raising rates at their monthly meeting. As a result we experienced losses in our short non-U.S. interest rate positions and long foreign currency positions. Even though OPEC increased its production quota by 500,000 barrels per day, crude oil prices kept their torrid pace, and we were able to profit from it. All-in-all major trends are yet to develop this year.

Graham Series

     The Graham Series - Class 1 lost 15.4% for the three months ended March 31, 2005, net of fees and expenses; and the Graham Series - Class 2 lost 14.7% for the three months ended March 31, 2005, net of fees and expenses.

     For the three months ended March 31, 2005, the Graham Series recorded net loss on investments of $1,122,139, net interest of $10,868, and total expenses of $76,973, resulting in a net decrease in Owners' capital from operations of $1,180,484, net of minority interests of $7,760. The Net Asset Value per Unit, Class 1, decreased from $103.57 at December 31, 2004, to $87.65 as of March 31, 2005. The Net Asset Value per Unit, Class 2, decreased from $103.92 at December 31, 2004, to $88.62 as of March 31, 2005. Total Class 1 subscriptions and redemptions for the period were $2,595,687 and $122,917, respectively. Total Class 2 subscriptions and redemptions for the period were $312,925 and $36,227, respectively. Ending capital at March 31, 2005 was $3,990,790 for Class 1 and $4,428,981 for Class 2. Ending capital at December 31, 2004, was $1,961,583 for Class 1 and $4,889,204 for Class 2.

     With the backdrop of the U.S. Presidential inauguration and hopeful prospects for successful Iraqi elections, U.S. economic reports released during January were mixed. In the global equity markets, the major U.S. indices declined sharply, reversing rising price trends. Bond prices moved modestly higher in the U.S. and Japan for the second consecutive month, while they were mixed in Europe. In the currency markets, the U.S. dollar sharply reversed its recent bearish trend as it surged versus many major global currencies, most notably the Euro, against which the U.S. dollar had reached a record low during December. Energy prices continued to move in a volatile pattern as crude oil rose 10% and natural gas increased 2% following double-digit declines in December. Base metal prices reversed their recent bullish price moves as aluminum fell 5%, nickel lost more than 2%, and copper declined slightly. In precious metals, gold fell almost 4%, its second consecutive monthly decline after reaching 17-year highs in late November. The agricultural markets finished the month with mixed results. The K4 portfolio incurred a loss during January. Negative results were primarily attributable to the abrupt rise of U.S. dollar versus the euro, following several months of declines. Price reversals within the global equity index markets as well as short-term volatility within the energy and aluminum markets also resulted in losses. Gains recorded by positions in the global fixed income markets offset a portion of the portfolio's losses. Commodity prices moved generally higher during February. Energy prices advanced for the second consecutive month as natural gas rose 6% and crude oil rose almost 7%. Base metal prices resumed their recent bullish price moves led by nickel, which rose nearly 13%, copper and zinc, which advanced more than 6%, and aluminum, which increased by approximately 4%. In precious metals, gold followed suit, rising 3%, its first increase in three months. The agricultural markets also moved generally higher as they exhibited large net price moves. Wheat, cotton, cocoa, and coffee rose between about 13% and 16%, and corn rose 9%, while sugar declined about 4% for the month. The K4 portfolio incurred a loss during February. Performance was primarily attributable to an abrupt price drop in global bond futures markets. Trending conditions in the equity index, zinc, and copper markets resulted in profits that offset much of the portfolio's losses during the month. March was a mixed month for Graham's long-term trend-following programs. Losses recorded by our trend-following programs during the period were driven primarily by continued trendless price movements in global currencies, equity indices, and bonds. Spanning the two-month period from February 1 to March 31, 2005, the S&P 500 Composite Price Index, the U.S. Dollar Trade Weighted Index, and the J.P. Morgan Global Government Bond Index price movement has been choppy, with price trends not being sustained for much more than a few weeks. Our trend-following programs generally exhibited positive performance in the energy, metals, and short-term fixed income markets, offsetting a portion of the losses recorded during the month. While recent performance has been adversely affected by sharp trend reversals and general short-term choppy price patterns across a number of markets, we remain confident that the discipline to adhere to our successful systematic strategies will continue to serve us and our clients well over the long-term. Of course, we are actively conducting research to ensure that we continue to learn from the experiences that the markets provide us.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Managing Owner to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Trust's financial statements. The Trust's critical accounting policies and related estimates and judgments underlying the financial statements are as identified below.

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

     Allocation of Trading Profits or Losses--Each Series of the Trust offers two sub-classes of Units - Class 1 and Class 2. All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that Class 1 Units of each Series bear certain expenses related to the servicing of such Units. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading profits and losses of each Series are allocated daily to Class 1 and Class 2 Units based on each Class' relative owners' capital balance.

     Each Series allocates funds to a subsidiary Trading Company, or Trading Companies, of the Trust. Each Trading Company allocates all of its daily trading profits or losses to the Series in proportion to each Series' funds allocated to the Trading Company, adjusted on a daily basis. As of March 31, 2005, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series' funds allocated to the Trading Company, or Companies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Value at Risk by Market Sectors

     The following table presents the trading value at risk associated with the each Series' exposure to open positions (as held by the Trading Companies) by market sector as of March 31, 2005. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Balanced Series:

                                        % OF TOTAL
MARKET SECTOR         VALUE AT RISK   CAPITALIZATION
-------------         -------------   ---------------
Interest Rates         $ 3,230,957          5.1%
Currencies             $ 3,244,035          5.2%
Stock Indices          $ 2,029,559          3.2%
Metals                 $   967,890          1.5%
Agriculturals/Softs    $   577,468          0.9%
Energy                 $ 1,361,616          2.2%
Total:                 $11,411,526         18.2%

Beach Series:

                                        % OF TOTAL
MARKET SECTOR         VALUE AT RISK   CAPITALIZATION
-------------         -------------   ---------------
Interest Rates           $ 31,166           2.6%
Currencies               $102,749           8.6%
Stock Indices            $ 37,791           3.2%
Metals                   $ 39,453           3.3%
Agriculturals/Softs      $ 18,632           1.6%
Energy                   $ 32,499           2.7%
Total:                   $262,290          22.1%

C-View Currency Series:

                                        % OF TOTAL
MARKET SECTOR         VALUE AT RISK   CAPITALIZATION
-------------         -------------   --------------
Interest Rates           $     0              0%
Currencies               $73,850           15.8%
Stock Indices            $     0              0%
Metals                   $     0              0%
Agriculturals/Softs      $     0              0%
Energy                   $     0              0%
Total:                   $73,850           15.8%

Dunn Series:

                                        % OF TOTAL
MARKET SECTOR         VALUE AT RISK   CAPITALIZATION
-------------         -------------   --------------
Interest Rates           $268,161          12.9%
Currencies               $ 23,408           1.1%
Stock Indices            $ 46,605           2.2%
Metals                   $      0             0%
Agriculturals/Softs      $      0             0%
Energy                   $ 67,879           3.3%
Total:                   $406,052          19.5%

Graham Series:

                                        % OF TOTAL
MARKET SECTOR         VALUE AT RISK   CAPITALIZATION
-------------         -------------   --------------
Interest Rates          $  643,033          7.6%
Currencies              $  737,249          8.8%
Stock Indices           $  272,896          3.2%
Metals                  $  108,215          1.3%
Agriculturals/Softs     $   14,783          0.2%
Energy                  $  176,675          2.1%
Total:                  $1,952,852         23.2%

Campbell/Graham Series:

                                        % OF TOTAL
MARKET SECTOR         VALUE AT RISK   CAPITALIZATION
-------------         -------------   --------------
Interest Rates           $135,869           5.8%
Currencies               $179,254           7.7%
Stock Indices            $ 59,665           2.6%
Metals                   $ 16,125           0.7%
Agriculturals/Softs      $  2,017           0.1%
Energy                   $ 35,338           1.5%
Total:                   $428,268          18.4%

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

Qualitative Market Risk

     The following are the primary trading risk exposures of the Series of the Trust as of March 31, 2005, by market sector.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005 (the "Evaluation Date"). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the

Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust required to be included in the Trust's periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no significant changes made in our internal controls during the first quarter or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS.

     Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit                                                                                      Page
Number    Description                                                                        Number
-------   -----------                                                                        ------
  1.1     Form of Selling Agent Agreement among the Registrant, Equinox Fund Management,     **
          LLC and the Selling Agents (incorporated by reference to Exhibit 1.1 to the
          Trust's Post-Effective Amendment No. 1 to S-1 Registration Statement, File No.
          333-119596, filed with the Commission on March 11, 2005)
  4.1     Declaration of Trust and Amended and Restated Trust Agreement of the Registrant    **
          (incorporated by reference to Exhibit A to the Trust's Pre-Effective Amendment
          No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the
          Commission on January 7, 2005)
  4.2     Form of Subscription Agreement (incorporated by reference to Exhibit B to the      **
          Trust's Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No.
          333-119596, filed with the Commission on January 7, 2005)
  4.3     Form of Exchange Request (incorporated by reference to Exhibit C to the Trust's    **
          Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No.
          333-119596, filed with the Commission on January 7, 2005)
  4.4     Form of Request for Redemption (incorporated by reference to Exhibit D to the      **
          Trust's Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No.
          333-119596, filed with the Commission on January 7, 2005)
  4.5     Form of Privacy Notice (incorporated by reference to Exhibit E to the Trust's      **
          Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No.
          333-119596, filed with the Commission on January 7, 2005)
 10.1     Form of Escrow Agreement among the Registrant, Equinox Fund Management, LLC and    **
          the U.S. Bank National Association, Denver Colorado (incorporated by reference to Exhibit 10.1 to the Trust's Pre-Effective Amendment No. 1 to S-1
          Registration Statement, File No. 333-119596, filed with the Commission on
          January 7, 2005)
 10.2     Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC   **
          (incorporated by reference to Exhibit 10.2 to the Trust's Pre-Effective
          Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on January 7, 2005)
 10.21    Form of Brokerage Agreement between each Trading Company and Banc of America       **
          Futures Incorporated (incorporated by reference to Exhibit 10.21 to the Trust's
          Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No.
          333-119596, filed with the Commission on January 7, 2005)
 10.3     Form of Advisory Agreement among the Registrant, the Trading Company, Equinox      **
          Fund Management, LLC, and each Trading Advisor (incorporated by reference to
          Exhibit 10.3 to the Trust's Pre-Effective Amendment No. 1 to S-1 Registration
          Statement, File No. 333-119596, filed with the Commission on January 7, 2005)
 31.1     Certification of Chief Executive Officer pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002                                                         *
 31.2     Certification of Chief Financial Officer pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002                                                         *
 32.1     Certification of Chief Executive Officer pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002                                                         *
 32.2     Certification of Chief Financial Officer pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002                                                         *

*    Filed herewith.
**   Incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2005                      The Frontier Fund
                                        ----------------------------------------
                                        (Registrant)

                                        Date: May 16, 2005


                                        By: /s/ Richard E. Bornhoft
                                            ------------------------------------
                                        Richard E. Bornhoft
                                        President and Chief Executive Officer of
                                        Equinox Fund Management, LLC, the
                                        Managing Owner of The Frontier Fund