Form 10-Q
period 2005-06-30
FRONTIER FUND
filed 2005-08-15
CIK 1261379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

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

ITEM 1. Financial Statements

The Frontier Fund

Condensed Statements of Financial Condition

June 30, 2005 (Unaudited)

	Balanced Series	Beach Series	Campbell/Graham Series	C-View Currency Series	DunnSeries	Graham Series
ASSETS
Cash and cash equivalents	$17,413,599	$290,656	$1,373,498	$38,037	$479,486	$1,737,020
Short-term investments	57,566,010	776,077	3,272,362	35,319	1,468,192	5,420,350
Cash held at futures commodity merchants	15,512,486	—	—	—	—	4,668,291
Open trade equity	3,558,874	—	—	—	—	912,889
Investments in unconsolidated trading companies	—	250,980	3,759,138	25,171	508,398	—
Prepaid service fees	1,039,840	17,228	120,940	827	3,570	72,344
Subscriptions Receivable	21,500	—	186,441	—	—	48,268
Other assets	66,941	625	22,604	15,889	790	20,361

Total Assets	$95,179,250	$1,335,566	$8,734,983	$115,243	$2,460,436	$12,879,523

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES
Pending owner additions	$1,641,028	$9,000	$407,999	$2,000	$—	$151,375
Incentive fees payable to Managing Owner	406,453	—	104,886	—	—	—
Management fees payable to Managing Owner	47,830	2,082	14,276	157	—	18,252
Interest fees payable to Managing Owner	19,779	2,138	12,055	178	3,781	14,281
Trading fees payable to Managing Owner	24,785	521	2,855	39	1,010	3,664
Other liabilities	150,910	618	—	2,108	7,970	110,783

Total Liabilities	2,290,785	14,359	542,071	4,482	12,761	298,355

MINORITY INTERESTS	1,186,388	—	—	—	—	3,357,298

OWNERS’ CAPITAL
Managing Owner Units—Class 2	16,107,092	917	963	62,215	1,040	3,808,989
Limited Owner Units—Class 1	63,276,987	1,195,225	7,154,915	47,508	212,431	4,361,460
Limited Owner Units—Class 2	12,317,998	125,065	1,037,034	1,038	2,234,204	1,053,421

Total Owners’ Capital	91,702,077	1,321,207	8,192,912	110,761	2,447,675	9,223,870

Total Liabilities, Minority Interests and Owners’ Capital	$95,179,250	$1,335,566	$8,734,983	$115,243	$2,460,436	$12,879,523

Units Outstanding
Class 1	636,357	13,333	75,122	468	2,088	51,336
Class 2	279,175	1,373	10,776	609	21,485	56,181
Net Asset Value per Unit
Class 1	$99.44	$89.64	$95.24	$101.49	$101.72	$84.96
Class 2	$101.82	$91.72	$96.33	$103.82	$104.04	$86.55

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

December 31, 2004

	Balanced Series	Beach Series	C-View Currency Series	Dunn Series	Graham Series
ASSETS
Cash and cash equivalents	$11,554,318	$207,744	$457,055	$576,904	$1,707,951
Short-term investments	15,808,825	438,528	1,520	1,699,960	2,649,787
Cash held at futures commodity merchants	5,518,100	—	—	—	2,553,921
Open trade equity	623,376	—	—	—	(28,060)
Investments in unconsolidated trading companies	—	15,709	138	126,163	—
Prepaid service fees	144,092	5,708	14	2,606	17,463
Subscriptions Receivable	—	3,369	—	—	77,969
Other assets	12,520	242	3	1,115	2,596

Total Assets	$33,661,231	$671,300	$458,730	$2,406,748	$6,981,627

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES
Pending owner additions	$616,797	$—	$—	$—	$46,126
Redemptions payable	56,738	—	—	—	—
Incentive fees payable to Managing Owner	35,629	1,226	—	(12)	50,855
Management fees payable to Managing Owner	13,673	1,086	22	—	16,747
Interest fees payable to Managing Owner	125,603	1,293	48	11,912	13,767
Trading fees payable to Managing Owner	13,596	274	5	1,179	3,345

Total Liabilities	862,036	3,879	75	13,079	130,840

MINORITY INTERESTS	142,010	—	—	—	—

OWNERS’ CAPITAL
Managing Owner Units - Class 2	16,902,820	1,068	441,035	1,058	4,573,598
Limited Owner Units - Class 1	11,772,262	488,932	16,586	117,047	1,961,583
Limited Owner Units - Class 2	3,982,103	177,421	1,034	2,275,564	315,606

Total Owners’ Capital	32,657,185	667,421	458,655	2,393,669	6,850,787

Total Liabilities, Minority Interests and Owners’ Capital	$33,661,231	$671,300	$458,730	$2,406,748	$6,981,627

Units Outstanding
Class 1	111,031	4,612	162	1,115	18,939
Class 2	195,464	1,671	4,272	21,524	47,047

Net Asset Value per Unit
Class 1	$106.03	$106.01	$102.67	$104.96	$103.57
Class 2	$106.85	$106.84	$103.47	$105.77	$103.92

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Statements of Operations

For the Three Months Ended June 30, 2005 (1)

	Balanced Series	Beach Series	Campbell/ Graham Series	C-View Currency Series	Dunn Series	Graham Series
Investment Income:
Interest—net	$148,831	$3,878	$12,873	$505	$9,641	$11,749

Total Income	148,831	3,878	12,873	505	9,641	11,749

Expenses:
Incentive Fees	552,130	160	117,002	84	12	(16,989)
Management Fees	77,560	5,125	34,769	795	—	47,556
Broker Service Fees	365,054	8,139	35,581	287	1,158	29,126
Trading Fees	72,248	1,278	6,935	199	2,992	9,536

Total Expenses	1,066,992	14,702	194,287	1,365	4,162	69,229

Investment gain/(loss)—net	(918,161)	(10,824)	(181,414)	(860)	5,479	(57,480)

Realized and unrealized gain (loss) on investments:
Net realized loss on investments	719,177	—	—	—	—	(1,187,378)
Net change in open trade equity	3,192,490	—	—	—	—	1,270,777
Trading commissions	(241,342)	—	—	—	—	(11,025)
Equity in earnings from trading company	—	(92,549)	577,766	(2,299)	297,798	—

Net gain/(loss) on investments	3,670,325	(92,549)	577,766	(2,299)	297,798	72,374

Minority interests	(616,095)	—	—	—	—	(164,561)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$2,136,069	$(103,373)	$396,352	$(3,159)	$303,277	$(149,667)

NET INCOME PER UNIT
Class 1	$1.19	$(8.75)	$2.11	$(0.28)	$11.81	$(2.69)
Class 2	$2.07	$(8.20)	$2.82	$0.49	$12.77	$(2.07)

(1)	The Balanced Series, Beach Series, C-View Currency Series and Dunn Series of the Trust received additional capital contributions to commence trading operations on September 24, 2004. The Graham Series of the Trust commenced trading operations on November 19, 2004. The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Statements of Operations

For the Six Months Ended June 30, 2005 (1)

	Balanced Series	Beach Series	Campbell/ Graham Series	C-View Currency Series	Dunn Series	Graham Series
Investment Income:
Interest—net	$216,103	$5,373	$13,317	$1,167	$12,813	$22,617

Total Income	216,103	5,373	13,317	1,167	12,813	22,617

Expenses:
Incentive Fees	841,890	160	118,939	84	12	(16,989)
Management Fees	136,337	10,204	36,274	3,096	—	93,983
Broker Service Fees	536,037	14,248	37,308	459	2,000	50,360
Trading Fees	130,923	2,548	7,236	774	5,754	18,848

Total Expenses	1,645,187	27,160	199,757	4,413	7,766	146,202

Investment gain/(loss)—net	(1,429,084)	(21,787)	(186,440)	(3,246)	5,047	(123,585)

Realized and unrealized gain (loss) on investments:
Net realized loss on investments	(1,817,827)	—	—	—	—	(1,987,776)
Net change in open trade equity	2,927,215	—	—	—	—	940,947
Trading commissions	(383,488)	—	—	—	—	(21,285)
Equity in earnings from trading company	—	(129,271)	562,246	(699)	(31,962)	—

Net gain/(loss) on investments	725,900	(129,271)	562,246	(699)	(31,962)	(1,068,114)

Minority interests	(261,799)	—	—	—	—	(138,452)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(964,983)	$(151,058)	$375,806	$(3,945)	$(26,915)	$(1,330,151)

NET INCOME PER UNIT
Class 1	$(6.59)	$(16.37)	$(4.76)	$(1.18)	$(3.24)	$(18.61)
Class 2	$(5.03)	$(15.12)	$(3.67)	$0.35	$(1.73)	$(17.37)

(1)	The Balanced Series, Beach Series, C-View Currency Series and Dunn Series of the Trust received additional capital contributions to commence trading operations on September 24, 2004. The Graham Series of the Trust commenced trading operations on November 19, 2004. The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2005, and the Year Ended December 31, 2004 (1)

	Balanced Series				Beach Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owner’s Capital, January 1, 2004	$—	$—	$1,000	$—	$—	$—	$1,000	$—
Sale of Units		11,653,988	20,000,000	3,968,134		481,793		172,873
Redemption of Units		(8,738)	(4,400,000)	(50,000)
Net increase in Owners’ Capital resulting from operations		127,012	1,301,820	63,969		7,139	68	4,548

Owners’ Capital, December 31, 2004	—	11,772,262	16,902,820	3,982,103	—	488,932	1,068	177,421

Sale of Units		52,692,357		9,788,298		859,533		56,500
Redemption of Units		(1,159,778)		(1,311,003)		(27,699)		(83,490)
Net (decrease) in Owners’
Capital resulting from operations		(27,855)	(795,728)	(141,400)		(125,541)	(151)	(25,366)

Owners’ Capital, June 30, 2005	$—	$63,276,987	$16,107,092	$12,317,998	$—	$1,195,225	$917	$125,065

Owner’s Capital - Units, January 1, 2004	—	—	10	—	—	—	10	—
Sale of Units		111,113	200,000	37,741		4,612		1,661
Redemption of Units		(82)	(41,815)	(472)

Owners’ Capital - Units, December 31, 2004	—	111,031	158,195	37,269	—	4,612	10	1,661

Sale of Units		537,343		97,398		9,037		571
Redemption of Units		(12,017)		(13,687)		(316)		(869)

Owners’ Capital - Units, June 30, 2005	—	636,357	158,195	120,980	—	13,333	10	1,363

(1)	The Balanced Series, Beach Series, C-View Currency Series and Dunn Series of the Trust received additional capital contributions to commence trading operations on September 24, 2004. The Graham Series of the Trust commenced trading operations on November 19, 2004. The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2005, and the Year Ended December 31, 2004 (1)

	Campbell/Graham Series				C-View Currency Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owner’s Capital, January 1, 2004	$—	$—	$—	$—	$—	$—	$1,000	$—

Sale of Units						16,543	440,000	1,000
Redemption of Units
Net increase in Owners’ Capital resulting from operations						43	35	34

Owners’ Capital, December 31, 2004	—	—	—	—	—	16,586	441,035	1,034

Sale of Units		6,846,394	1,000	972,712		32,351
Redemption of Units		(3,000)				(1,300)	(375,000)
Net increase (decrease) in Owners’
Capital resulting from operations		311,521	(37)	64,322		(129)	(3,820)	4

Owners’ Capital, June 30, 2005	$—	$7,154,915	$963	$1,037,034	$—	$47,508	$62,215	$1,038

Owner’s Capital - Units, January 1, 2004	—	—	—	—	—	—	10	—

Sale of Units						162	4,252	10
Redemption of Units

Owners’ Capital - Units, December 31, 2004	—	—	—	—	—	162	4,262	10

Sale of Units		75,155	10	10,766		319
Redemption of Units		(33)				(13)	(3,663)

Owners’ Capital - Units, June 30, 2005	—	75,122	10	10,766	—	468	599	10

(1)	The Balanced Series, Beach Series, C-View Currency Series and Dunn Series of the Trust received additional capital contributions to commence trading operations on September 24, 2004. The Graham Series of the Trust commenced trading operations on November 19, 2004. The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2005, and the Year Ended December 31, 2004 (1)

	Dunn Series				Graham Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owner’s Capital, January 1, 2004	$—	$—	$1,000	$—	$—	$—	$1,000	$—

Sale of Units		121,000		2,145,503		1,939,594	4,400,000	312,500
Redemption of Units
Net increase (decrease) in Owners’ Capital resulting from operations		(3,953)	58	130,061		21,989	172,598	3,106

Owners’ Capital, December 31, 2004	—	117,047	1,058	2,275,564	—	1,961,583	4,573,598	315,606

Sale of Units		92,793		61		3,244,281		846,210
Redemption of Units		(7,933)		(4,000)		(316,088)		(71,169)
Net increase (decrease) in Owners’
Capital resulting from operations		10,524	(18)	(37,421)		(528,316)	(764,609)	(37,226)

Owners’ Capital, June 30, 2005	$—	$212,431	$1,040	$2,234,204	$—	$4,361,460	$3,808,989	$1,053,421

Owner’s Capital - Units, January 1, 2004	—	—	10	—	—	—	10	—
Sale of Units		1,115		21,514		18,939	44,000	3,037
Redemption of Units							—

Owners’ Capital - Units, December 31, 2004	—	1,115	10	21,514	—	18,939	44,010	3,037

Sale of Units		1,063		1		36,204		9,962
Redemption of Units		(90)		(40)		(3,807)		(828)

Owners’ Capital - Units, June 30, 2005	—	2,088	10	21,475	—	51,336	44,010	12,171

(1)	The Balanced Series, Beach Series, C-View Currency Series and Dunn Series of the Trust received additional capital contributions to commence trading operations on September 24, 2004. The Graham Series of the Trust commenced trading operations on November 19, 2004. The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Notes to Financial Statements

As of June 30, 2005 (unaudited) and December 31, 2004

1. Organization

The Frontier Fund, or the Trust, was formed as a Delaware statutory trust on August 8, 2003, with separate Series of Units. Its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances). The Trust is a multi-advisor commodity pool as described in CFTC Regulation § 4.10(d)(2).

The Trust offers six (6) separate and distinct Series: Balanced Series, Beach Series, Campbell/Graham Series, C-View Currency Series, Dunn Series, and Graham Series (each, a “Series” and collectively, the “Series”). The Trust may issue additional Series of Units. The Units of each Series are separated into two sub-classes of Units.

As of September 24, 2004, the Trust commenced operations for each Series except the Graham Series and Campbell/Graham Series. The Graham Series commenced operations as of November 19, 2004. The Campbell/Graham Series commenced operations on February 11, 2005.

2. Basis of Presentation

The interim condensed financial statements of the Series included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004. The Series follow the same accounting policies in the preparation of interim reports as set forth in the annual report. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operation and changes in owners’ capital for the interim periods presented and are not necessarily indicative of a full year’s results.

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

3. Investments in Unconsolidated Trading Companies

The following tables summarize the Beach Series, Campbell/Graham Series, C-View Currency Series and Dunn Series investments in unconsolidated trading companies as of June 30, 2005, and December 31, 2004, and for the three months and six months ended June 30, 2005 (unaudited).

Unaudited

	As of June 30, 2005		As of December 31, 2004
Trading Company (1)	Percentage of Net Assets	Fair Value	Percentage of Net Assets	Fair Value
Beach Series -
Frontier Trading Company II, LLC	19.00%	$250,980	2.35%	$15,709

Campbell/Graham Series
Frontier Trading Company V, LLC	40.98%	$3,357,298	N/A	0
Frontier Trading Company VI, LLC	4.90%	401,840	N/A	0

Total Series	45.88%	$3,759,138	N/A	0

C-View Currency Series -
Frontier Trading Company III, LLC	22.73%	$25,171	0.03%	$138

Dunn Series -
Frontier Trading Company IV, LLC	20.77%	$508,398	5.27%	$126,163

Unaudited

	Three Months Ended June 30, 2005				Six Months Ended June 30, 2005
Trading Company (1)	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)
Beach Series -
Frontier Trading Company II, LLC	$(6,383)	$(73,025)	$(13,141)	$(92,549)	$(9,747)	$(81,736)	$(37,788)	$(129,271)

Campbell/Graham Series
Frontier Trading Company V, LLC	$(2,664)	$(201,434)	$368,660	$164,562	$(2,816)	$(221,923)	$363,192	$138,453
Frontier Trading Company VI, LLC	(3,068)	202,101	214,171	413,204	(3,160)	196,660	230,293	423,793

Total Series	$(5,732)	$667	$582,831	$577,766	$(5,976)	$(25,263)	$593,485	$562,246

C-View Currency Series -
Frontier Trading Company III, LLC	$0	$(3,075)	$776	$(2,299)	$0	$3,172	$(3,871)	$(699)

Dunn Series -
Frontier Trading Company IV, LLC	$(5,495)	$609,238	$(305,945)	$297,798	$(11,044)	$216,801	$(237,719)	$(31,962)

The unaudited condensed statements of financial condition as of June 30, 2005, and December 31, 2004 for the unconsolidated trading companies are as follows:

Condensed Statements of Financial Condition – June 30, 2005

	Frontier Trading Company II, LLC	Frontier Trading Company III, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash held at futures commodities merchants	$3,951,082	$496,661	$3,358,704	$4,668,291	$3,666,175
Open trade equity	(223,560)	13,529	1,365,635	912,889	1,307,791

Total Assets	$3,727,522	$510,190	$4,724,339	$5,581,180	$4,973,966

Members’ equity	$3,727,522	$510,190	$4,724,339	$5,581,180	$4,973,966

Condensed Statements of Financial Condition – December 31, 2004

	Frontier Trading Company II, LLC	Frontier Trading Company III, LLC	Frontier Trading Company IV, LLC
	(Unaudited)	(Unaudited)	(Unaudited)
Cash held at futures commodities merchants	$1,342,163	$448,185	$1,658,389
Open trade equity	385,128	8,328	(81,158)

Total Assets	$1,727,291	$456,513	$1,577,231

Members’ equity	$1,727,291	$456,513	$1,577,231

The unaudited condensed statements of income for the three and six months ended June 30, 2005, for the unconsolidated trading companies are as follows:

Condensed Statements of Income – For the Three Months Ended June 30, 2005 (1)

	Frontier Trading Company II, LLC	Frontier Trading Company III, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income	$21,170	$3,531	$23,761	$17,490	$18,628
Net realized gain on investments, less commissions	(888,089)	4,750	826,531	(1,198,403)	1,163,640
Change in open trade equity	(189,553)	26,353	1,106,223	1,270,777	1,187,989

Net income (loss)	$(1,056,472)	$34,634	$1,956,515	$89,864	$2,370,257

Condensed Statements of Income – For the Six Months Ended June 30, 2005 (1)
Interest income	$33,929	$6,526	$33,269	$32,871	$26,659
Net realized gain on investments, less commissions	(1,075,188)	42,753	(1,175,777)	(2,009,061)	877,618
Change in open trade equity	(608,688)	5,202	1,446,793	940,947	1,307,791
Net income (loss)	$(1,649,947)	$54,481	$304,285	$(1,035,243)	$2,212,068

(1)	The Frontier Trading Company II, LLC, Frontier Trading Company III, LLC and Frontier Trading Company IV, LLC each commenced operations on September 24, 2004. The Frontier Trading Company V, LLC commenced operations on November 19, 2004. The Frontier Trading Company VI, LLC commenced operations on February 11, 2005.

4. Transactions with Affiliates

On April 29, 2005, the Managing Owner redeemed $375,000 of its interest in the C-View Currency Series, Class 2.

Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets, calculated on a daily basis. The annual rate of the management fee for the Balanced Series is 0.5%, for the Graham Series and Campbell/Graham Series is 2.5%, and for the Beach Series and C-View Currency Series is 2.0%. There is no management fee for the Dunn Series. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

Each Series of Units pays to the Managing Owner a monthly trading fee equal to an annual rate of 0.5% of such Series’ assets, calculated on a daily basis.

In addition, each Series pays to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series employs multiple Trading Advisors, the Balanced Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Balanced Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while the Balanced Series as a whole experiences losses. The incentive fee for the Balanced and Dunn Series is 25%, and for the Beach, C-View Currency and Graham and Campbell/Graham Series is 20%. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner. During the three months and six months ended June 30, 2005, the Trust paid $460,204 and $754,911 of such interest income to the Managing Owner.

With respect to Class 1 of each Series, the Series pays to the Managing Owner a service fee at an annualized rate of up to 3.0%, which the Managing Owner pays to selling agents of the Trust. Bornhoft Group Securities Corporation, an affiliate of the Managing Owner, may be paid service fees when it acts as selling agent. No service fees were paid to Bornhoft Group Securities Corporation for the three months or six months ended June 30, 2005.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the net asset value of the Trust, for services in connection with the daily valuation of each Series and Class. Additionally, The Bornhoft Group Corporation provides office space to the Managing Owner, prorates office expenses, and advances certain direct expenses on behalf of the Managing Owner. Under this agreement, the Managing Owner reimbursed The Bornhoft Group Corporation $43,463 for the three months ended June 30, 2005, and $80,774 for the six months then ended.

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

As of June 30, 2005, the Trust had six separate Series of Units issued and outstanding: Balanced Series, Beach Series, Campbell/Graham Series, C-View Currency Series, Dunn Series and Graham Series. Each Series of Units have two separate sub-classes issued and outstanding—Class 1 and Class 2. The Trust, with respect to each Series:

•	engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments and may, from time to time, engage in cash and spot transactions;

•	allocates funds to a subsidiary limited liability Trading Company or Companies. Each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s assets, make the trading decisions for the assets of each Series vested in such Trading Company, segregate its assets from any other Trading Company and maintain separate, distinct records for each Series, and account for its assets separately from the other Series and the other Trust assets;

•	calculates the net assets, or the Net Asset Value, of its Units separately from the other Series; and

•	has an investment objective of increasing the value of the Units over the long term (capital appreciation), while controlling risk and volatility, and to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies).

•	aggregates all cash and equivalents for purposes of maximizing returns at an equal rate for all Series. The assets of any particular Series include only those funds and other assets that are paid to, held by or distributed to the Trust on account of and for the benefit of that Series. Under the “Inter-Series Limitation on Liability” expressly provided for under Section 3804(a) of the Trust Act, strict segregation of the cash and equivalents, though pooled for maximizing returns, is maintained in the books and records of each Series.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At June 30, 2005, cash deposited at the clearing brokers was $16,932,088 for the Balanced Series, and $3,257,012 for the Graham Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each week. Currently, this amount is estimated to be 3.01%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the United States, or by a person controlled by or supervised by and acting as an instrumentality of the government of the United States pursuant to authority granted by Congress of the United States or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Interest income up to 2.0% is paid to the Managing Owner.

Approximately 10% to 20% of the Trust’s assets are expected to be committed as required margin for futures contracts and forward and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short term investments, such as money market funds, certificates of deposit (under nine months) and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. Federally chartered banks. As of June 30, 2005, such cash equivalents and short term investments included time deposits at Merrill Lynch Bank USA, and money market funds held at Merrill Lynch Investment Managers. Including cash held at US Bank, total cash and cash equivalents and short term investments held at these institutions were $74,979,608 for the Balanced Series, $1,066,733 for the Beach Series, $4,645,860 for the Campbell/Graham Series, $73,356 for the C-View Currency Series, $1,947,678 for the Dunn Series, and $7,157,370 for the Graham Series.

Results of Operations

Balanced Series

The Balanced Series – Class 1 gained 1.2% and lost 6.2%, respectively, for the three months and six months ended June 30, 2005, net of fees and expenses; the Balanced Series – Class 2 gained 2.1% and lost 4.7%, respectively, for the three months and six months ended June 30, 2005, net of fees and expenses.

For the three months ended June 30, 2005, the Balanced Series recorded net gain on investments of $3,670,325, net interest of $148,831, and total expenses of $1,066,992, resulting in a net increase in Owners’ capital from operations of $2,136,069 after minority interests of $616,095. For the six months ended June 30, 2005, the Balanced Series recorded net gain on investments of $725,900, net interest of $216,103, and total expenses of $1,645,187, resulting in a net decrease in Owners’ capital from operations of $964,983 after minority interests of $261,799. The Net Asset Value per Unit, Class 1, decreased from $106.03 at December 31, 2004, to $99.44 at June 30, 2005. For Class 2 the Net Asset Value per Unit decreased from $106.85 at December 31, 2004, to $101.82 at March 31, 2005. Total Class 1 subscriptions and redemptions for the six months were $52,692,357 and $1,159,778, respectively. Total Class 2 subscriptions and redemptions for the period were $9,788,298 and $1,311,003, respectively. Ending capital at June 30, 2005, was $63,276,987 for Class 1 and $28,425,090 for Class 2. At December 31, 2004, ending capital was $11,772,262 for Class 1 and $20,884,923 for Class 2.

Global interest rates was the sole profit-generating sector in April, as intermediate- and long-term rates fell steadily in both the U.S. and Europe. While rates fell on both sides of the Atlantic, the U.S. futures were significantly more volatile than their European counterparts. After showing strength in March, the U.S. dollar Index traded in a narrow range throughout April, as did the Euro. The British Pound strengthened during the month against the U.S. dollar, while Canadian Dollar futures lost nearly 4% of their value against the U.S. dollar. Overall, currencies contributed a loss of -1.39% to the April results.

The stock index sector posed significant difficulties for trading advisors in April, contributing a loss of -1.88% to the overall performance of the Balanced Series (Class 1). A sharp drop in global equity prices in the middle of the month combined with added volatility in the second half of the month brought about widespread losses in nearly all of the stock index markets traded by the advisors.

Both base and precious metals performed poorly during the month. Precious metals traders endured volatile, directionless trading, while zinc and aluminum prices fell precipitously. The energy sector was also disappointing, with price spikes and sharp reversals occurring throughout the petroleum complex. Energy contributed a loss of –2.09% to the overall results. Other commodity sectors were relatively quiet, with comparatively small losses in grains and softs.

To summarize, while the global interest rate sector generated a profit of 1.26% in April, it wasn’t enough to overcome losses in other sectors. Broad-based losses in stock index futures throughout the world combined with losses from the energy sector to drag April performance down to a disappointing -5.45%. Metals and currencies also contributed losses.

Interest rate futures were the primary profit-generating sector in May, as European interest rates continued to fall at both ends of the curve. While U.S. rates also fell, the futures continued to show more volatility than their European counterparts.

Currency trading was also profitable in May. After showing little net price movement in April, the U.S. dollar accelerated its upward trend against most other currencies. Exceptions were the Mexican peso, which continued an upward move that began a year ago, and the Canadian dollar, which finished little changed for the month against the dollar.

Most of the world’s stock indexes moved strongly upward during May. The S&P 500 index rose 2.9%, and the NASDAQ Composite followed suit with a gain of 7.6%. Foreign market indices, such as the DAX, CAC40, and FTSE also showed strength. In spite of this, the stock index sector contributed a small loss to the Trust’s results.

Metals, energy, and commodities also contributed small losses to May performance. Gold and silver prices diverged in May, with July silver rising 7.4% and August gold falling 4.5% for the month. Copper fell nearly 8% before rallying to finish the month nearly flat. A late-month rally brought crude oil futures back to positive territory after being down more than four percent earlier in the month. Hogs prices were down, while cotton prices fell precipitously, with July futures finishing the month down 14.7%.

Currencies were the most profitable sector in June, generating more than half of the total profits. Most of the world’s major currencies fell against the dollar, with the Canadian Dollar being the notable exception. The Swiss Franc was particularly hard-hit, losing nearly three percent of its value.

The interest rate sector was also profitable in June. As has been true throughout the second quarter, U.S. interest rates futures were characterized by volatile trading conditions. In spite of this, there was little net change at the end of the month. European futures were also more volatile than usual, closing up for the month.

Rounding out the financial sectors, stock index trading also turned in a profit in June. Most European markets climbed steadily higher during the month, as did the Russell 2000. Other U.S. markets were flat to down.

While the energy sector contributed a small profit, losses in base metals and grains offset that profit and generated a small net loss in June. Precious metals and meats turned in small profits.

To summarize, all of the financial sectors were profitable in June, with currencies leading the way with a profit of +2.47%, then interest rates (+1.51%) and stock indexes (+0.61%). Although energy provided a small profit of +0.24%, losses in metals (-0.21%) and other commodities (-0.27%) offset the profits from the energy sector.

Beach Series

The Beach Series – Class 1 lost 8.9% and 15.4%, respectively, for the three months and six months ended June 30, 2005, net of fees and expenses; the Beach Series – Class 2 lost 8.2% and 14.2%, respectively, for the three months and six months ended June 30, 2005, net of fees and expenses.

For the three months ended June 30, 2005, the Beach Series recorded net loss on investments of $92,549, net interest of $3,878, and total expenses of $14,702, resulting in a net decrease in Owners’ capital from operations of $103,373. For the six months ended June 30, 2005, the Beach Series recorded net loss on investments of $129,271, net interest of $5,373, and total expenses of $27,160, resulting in a net decrease in Owners’ capital from operations of $129,271. The Net Asset Value per Unit, Class 1, decreased from $106.01 at December 31, 2004, to $89.64 as of June 30, 2005. The Net Asset Value per Unit, Class 2, decreased from $106.84 at December 31, 2004, to $91.72 as of June 30, 2005. Total Class 1 subscriptions for the six months were $859,533, and redemptions were $27,699. Total Class 2 subscriptions and redemptions for the period were $56,500, and $83,490, respectively. Ending capital at June 30, 2005, was $1,195,225 for Class 1 and $125,982 for Class 2. Ending capital at December 31, 2004, was $488,932 for Class 1 and $178,489 for Class 2.

Markets remained very volatile and counter trending over the month of April leading to losses in the Beach Programs. Energy reversed its recent gains as Heating Oil and Unleaded Gasoline fell sharply during the month. In the Metals sector, Aluminum was hit the hardest as significant producer selling came into the market. Indices, with a few exceptions, declined during the month with the Nikkei recording a new low for the year. Fixed Income yields declined significantly across the maturity and geographic spectrum in April with the exception of the short end in the USA. The markets focused on the disappointing IFO business climate index for Germany combined with a possible no vote in the upcoming European referendums on the European constitution. In Japan an unexpectedly weak CPI and Tokyo department store sales drove the yield on the JGB lower. In the Currency sector Yen strength hurt our positions as the market focused on continuing U.S. efforts to persuade the Chinese to let the Renminbi float or at least appreciate vis-à-vis the dollar.

All sectors in the Discretionary Program performed poorly in April; Aluminum was the worst individual market for the reasons stated above. In the Currency sector our short Yen positions were responsible for the performance. Reversals in Heating Oil, Crude and Gasoil sent the Energy sector lower.

Early May saw a continuation of the difficult trading conditions prevalent in earlier months. The second half of the month saw an improvement in performance as the U.S. dollar climbed through its previous high for the year, performing the best relative to the European currencies but also making gains against the major Asia/Pacific Currencies. The Beach Programs reversed their long Euro positions half way through the month making the sector a profitable one. Stock Indices suffered on the back of our short NASDAQ position as equity markets rallied. Fixed Income yields extended the decline that began in mid-March with the move being most dramatic at the long end of the European and North American markets. Gasoline and Crude drifted lower during the month causing the Energy sector to make a loss on the month. The Metals sector was primarily affected by positions in Gold and Silver. Other Commodities were slightly negative as profits in Soybean Meal, Feeder Cattle and London Coffee were offset by losses in Corn and Soybean Oil.

The Discretionary Program reversed its currency position to a long U.S. dollar bias during May. Reversals in NY Coffee and the NASDAQ were primarily responsible for the loss in the Commodity and Stock Indices sectors.

June was a better month for the Beach Programs. Performance mainly came from the Financial sectors. The Currency sector benefited mainly from positions in the Yen and the Euro as the U.S. dollar strengthened during the early part of the month. European and Asia / Pacific equity indices moved higher despite rising energy costs. The FTSE and the IBEX Index in Spain were the best performing markets in that sector. Fixed income yields extended their declines during the month, profits came from positions both at the long end and the short end with the Bund and Short Sterling being the main drivers. Energy prices continued to rise during the month, as market participants believe that OPEC does not have the ability to hold prices below $50 per barrel through increased production. Gasoline was the best performing market in June. The Commodity sector was disappointing, both base and precious metals put in a mixed performance with Gold and Copper rising but Silver and Nickel falling. The Soybean complex was affected by weather implications, as the market watched to see what the impact of the various hurricanes would be.

In the Discretionary Program, the Currency sector was the best overall performing sector in June on the back of positions in €/Canada $/Yen. All financial sectors performed well as did the Energy sector where prices continued to climb during the month.

Campbell/Graham Series

The Campbell/Graham Series commenced operations on February 11, 2005. The Campbell/Graham Series – Class 1 gained 2.3% for the three months ended June 30, 2005, and lost 4.8% for the period since commencement of operations, ended June 30, 2005, net of fees and expenses; the Campbell/Graham Series – Class 2 gained 3.0% for the three months ended June 30, 2005, and lost 3.7% for the period since commencement of operations, ended June 30, 2005.

For the three months ended June 30, 2005, the Campbell/Graham Series recorded net gain on investments of $577,766, net interest of $12,873, and total expenses of $194,287, resulting in a net increase in Owners’ capital from operations of $396,352. For the period from commencement of operations through June 30, 2005, the Campbell/Graham Series recorded net gain on investments of $562,246, net interest of $13,317, and total expenses of $199,757, resulting in a net increase in Owners’ capital from operations of $375,806. The Net Asset Value per Unit, Class 1, decreased from $100.00 at commencement of operations on February 11, 2005, to $95.24 as of June 30, 2005. The Net Asset Value per Unit, Class 2, decreased from $100.00 at commencement of operations on February 11, 2005, to $96.33 as of June 30, 2005. Total Class 1 subscriptions for the six months were $6,846,394, and redemptions were $3,000. Total Class 2 subscriptions and redemptions for the period were $973,712, and $0, respectively. Ending capital at June 30, 2005, was $7,154,915 for Class 1 and $1,037,997 for Class 2.

The U.S. dollar ended the month only slightly higher, but currencies were Campbell’s best performing sector in April. Fixed Income instruments continued the rally that began in late March and were also profitable. The Energy sector, one of our best performers in March, was the worst performer in April. Crude Oil prices fell by almost $8 a barrel, which combined with the related sell-off in other energy products, left us with losses in this sector. Equity Indices were also negative with stock prices ending lower following sharp declines mid-month.

April was a difficult month for Graham’s long-term trend-following strategies as the month was characterized by a sharp decline in global equity index prices and generally trendless price volatility in currencies, fixed income, and commodities. The extremely choppy market conditions exhibited during the month throughout all major sectors provided a difficult environment for Graham’s long-term trend-following strategies. K4 (at 1.5x leverage) declined 11.22%. Losses in trend-based strategies were primarily driven by a sudden drop in global equity index prices and sharp price reversals in the energy sector. Volatility within the U.S. equity markets was attributed to several factors including inflationary concerns and weak earnings reports. The sharp decline of crude oil prices was a reaction to U.S. crude inventories reaching three year highs and speculation emerging that OPEC production would be sufficient to enable these inventories to meet seasonal energy needs this summer.

Campbell’s May performance was strong, with sharply higher returns across a broad spectrum of their programs, resulting in positive year-to-date returns as of the end of the month.

The apparent breakdown of the EU constitutional ratification process was a key development late in the month causing investors to readjust their expectations for the Euro. The shift in favor of the U.S. dollar topped off a six-week rally that led the greenback to its highest levels since before the U.S. elections last year. The strong reassertion of the dollar’s strength benefited our positions in the currency sector.

The fixed income sector was Campbell’s best performer in May. Sustained strength at the long end of the yield curve in the face of relentless Fed tightening continues to confound a large part of the investment community. And while recent economic reports have been ambiguous, traders managed to push the benchmark U.S. 10-year Treasury yield once again below 4%. Even though such a low level is more than a bit surprising this late in the cycle, the move has been persistent enough for our models to benefit.

The markets’ sharp response to economic and political events during the course of the month evidenced a certain degree of investor surprise.

Graham’s trend-following strategies recorded profits during May as the month was generally characterized by bullish price moves in global bond futures and a sharp surge in the value of the U.S. dollar late in the month.

Notably, Graham’s trend-following programs recorded profits in the global bond futures and currency markets. In global bond futures, long positions in U.S. Treasury note and bond futures were profitable as prices moved higher throughout May. Trading in currencies was also profitable, most significantly from long U.S. dollar positions held by each of Graham’s programs versus the euro and other major European currencies as these currencies fell sharply late in the month in response to French voters rejecting the proposed new European constitution (Dutch voters agreed with the rejection on June 1, furthering the Euro’s decline). Modest losses recorded by the trend-following programs were incurred by positions held in the global equity index and commodity futures markets.

Campbell reported another month of strong returns in June, as a surge in global volatility continued to fuel strong performance. Substantial moves in the currency, fixed income and energy markets enabled Campbell to end the second quarter at or near new highs and to report solid year-to-date gains in most portfolios.

Campbell’s most profitable positions were in the U.S. dollar, up sharply in June to new six-month highs, as the Euro and Yen continued a steep six-week slide. A further flattening of the yield curve provided a profitable opportunity for Campbell’s models and the fixed income sector was one of the best performers for the month. Several energy markets made new all-time highs in June and continued to generate positive returns for Campbell’s portfolios.

Graham’s portfolios enjoyed generally positive performance during June. Graham’s trend-following strategies posted gains as global bond futures, equity indices, and the U.S. dollar continued their recent bullish trends despite some mid-month volatility. Graham’s systematic trend-following programs generally experienced good results during June. Performance was attributable to continued bullish trends within the fixed income, equity, and currency markets. Specifically, rising prices in U.S. and European bond futures and the European equity index markets resulted in notable profits during the month. Additional gains resulted from long U.S. dollar positions versus the Euro and Swiss franc as the Euro continued to slide during the month following the rejection of the proposed new European constitution by French and Dutch voters. Trading in tangible commodities markets resulted in small losses that offset a portion of the month’s gains.

C-View Currency Series

The C-View Currency Series – Class 1 lost 0.3% and 1.1%, respectively, for the three months and six months ended June 30, 2005, net of fees and expenses; the C-View Currency Series – Class 2 gained 0.5% and 0.3%, respectively, for the three months and six months ended June 30, 2005, net of fees and expenses.

For the three months ended June 30, 2005, the C-View Currency Series recorded net loss on investments of $2,299, net interest of $505, and total expenses of $1,365, resulting in a net decrease in Owners’ capital from operations of $3,159. For the six months ended June 30, 2005, the C-View Currency Series recorded net loss on investments of $699, net interest of $1,167, and total expenses of $4,413, resulting in a net decrease in Owners’ capital from operations of $3,945. The Net Asset Value per Unit, Class 1, decreased from $102.67 at December 31, 2004, to $101.49 as of June 30, 2005. The Net Asset Value per Unit, Class 2, increased from $103.47 at December 31, 2004, to $103.82 as of June 30, 2005. Total Class 1 subscriptions and redemptions for the six months were $32,351, and $1,300, respectively. There were no Class 2 subscriptions; Class 2 redemptions were $375,000. Ending capital at June 30, 2005, was $47,508 for Class 1 and $63,253 for Class 2. Ending capital at December 31, 2004 was $16,586 for Class 1 and $442,069 for Class 2.

The release of U.S. economic data throughout April, although relatively poor, was offset by weaker economic numbers from the Euro zone, leaving the foreign exchange market to drift fairly aimlessly throughout the month. Concern about upward pressures on U.S rates continued in the early part of April, causing liquidation of minor currency yield positions and leading to increased volatility in those markets. Talk of early redemption of Russia’s Paris debt prompted a recovery in the euro which caused some portfolio losses. The possibility of a peg adjustment from China continued, but mitigating this were concerns about higher rates which meant that volatility remained high in the regional currencies, especially the Asian pairings. This resulted in some appreciation of the Japanese Yen. The whipsaw actions that were evident across the markets in general not only damaged some of C-View’s core portfolio positions but had a generally detrimental affect on their trading, leading them to post a weak performance result.

From a portfolio perspective C-View was adversely affected by long Taiwan dollar and long Philippine Peso positions, experienced losses in maintaining a long Turkish Lira position against the euro, and also gave back gains from long Polish Zloty against the Euro. There were some gains in the U.S. dollar against the Argentine Peso, Canadian Dollar and Swedish Krone, and Euro versus Swedish Krone and Norwegian Krone.

C-View’s short term trading results were mixed with gains in U.S. dollar against Australian dollar and in the Euro versus the Swiss Franc and Japanese Yen, these gains, however, were partially offset by losses in Euro against GB Sterling. Gains in short term trading were largely negated by losses in Euro/Dollar and U.S. dollar against GB Sterling.

May started with a repeat of the range bound trading conditions C-View had experienced for most of the early part of 2005 but became quite different due to two factors. Firstly an improvement in the economic data out of the U.S. coincided with further evidence that the Euro zone economy was at best limping along.

On the economic front we saw better than expected trade figures and very robust retail sales data from the U.S along with strong payrolls. Secondly and more importantly the prospect and then the reality of the French Referendum on the European Constitution proved a catalyst for markets to reassess the prospects for the Euro zone from a political as well as economic perspective. This prompted a fall in the Euro versus the U.S. dollar and a number of other currencies toward the end of the month and underscored U.S. dollar strength in general. Continued talk of a Yuan revaluation was the initial focus of the markets in May, causing continued volatility in Asian pairings, and an extension of the whipsawing actions that we experienced during April. The GB Pound came under renewed selling pressure with talk of a Euro parliament veto of the ability of the U.K to opt out of the proposed working week limitations.

From a mediocre start to the month, where range bound markets made it difficult for C-View to generate consistent revenues from both a portfolio and short term perspective, they were well positioned for the decline in the Euro and GB Pound and the associated U.S. dollar strength.

From a portfolio perspective, C-View managed to capture good returns from the decline in the Australian dollar, New Zealand dollar and South African Rand, along with the continued weakening of the GB Pound.

C-View posted good returns in positions long of Mexican Peso versus both Euro and GB Pounds. On the negative side maintaining long Euro versus Polish Zloty was detrimental but this was more than offset by gains in short Euro versus Norwegian Krone positions which benefited from the first signs of the authorities being prepared to raise interest rates.

Short term trading results were again mixed as the U.S. dollar tended to trade in a whipsaw fashion during the first half of the month. We saw short term gains in Eur/Usd, Gbp/Usd, and Australian Dollar, but saw losses in Canadian Dollar.

In June, there was a continuation of the U.S. dollar rally that started in April. Although we continued to experience underlying strength in the U.S. unit, the move higher was not as impulsive as many commentators expected. A further rate rise from the FOMC and an unchanged bias provided further incentive for U.S. dollar buying, but despite this and talk of rate cuts in Euroland, a break of the psychological 1.20 level in Eur/Usd proved elusive. Economic data out of the U.S. was on the whole positive while European figures remained weak, and the negative sentiment regarding EU continued. Elsewhere, from an interest rate perspective, a 25 bp hike from the Norges bank prompted some profit taking from short Euro/ Kroner positions, but overall the currency remained strong, whilst a 50 bp cut from the Riksbank was the precursor to further weakness of the Swedish Kroner. In the Latin sphere the Brazilian Real continued to attract the yield hunters despite talk of increased U.S. dollar buying interest from the Central bank for the remainder of 2005, and the Mexican Peso also extended its gains, even though the tightening cycle was perceived to have ended. Despite a fairly strong start to the month, C-View struggled with some of their shorter term trading, and consequently their overall returns for the month were satisfactory rather than exceptional.

From a portfolio perspective we again realized strong revenues from the continued decline in the New Zealand and Australian Dollars, and we also maintained long Brazilian Real positions against the U.S. dollar and the Chilean Peso. From an Asian perspective we benefited from the continued strength of the Philippine Peso, and the Indonesian Rupee, but gave up some of these gains in Thai Batt. Maintaining short Euro positions against the Hungarian Florint and Polish Zloty, proved successful, but these gains were partly offset by losses in short Euro / Japanese yen positions. In short term trading results were again mixed. Despite realising good gains in short British Pound position against the U.S. dollar, Euro and Swedish Krone, we experienced losses in Euro/Swiss Franc and Australian Dollar.

Dunn Series

The Dunn Series – Class 1 gained 13.1% and lost 3.1%, respectively, for the three months and six months ended June 30, 2005, net of fees and expenses; the Dunn Series – Class 2 gained 14.0% and lost 1.6%, respectively, for the three months and six months ended June 30, 2005, net of fees and expenses.

For the three months ended June 30, 2005, the Dunn Series recorded net gain on investments of $297,798, net interest of $9,641, and total expenses of $4,162, resulting in a net increase in Owners’ capital from operations of $303,277. For the six months ended June 30, 2005, the Dunn Series recorded net loss on investments of $31,962, net interest of $12,813, and total expenses of $7,766, resulting in a net decrease in Owners’ capital from operations of $26,915. The Net Asset Value per Unit, Class 1, decreased from $104.96 at December 31, 2004, to $101.72 as of June 30, 2005. The Net Asset Value per Unit, Class 2, decreased from $105.77 at December 31, 2004, to $104.04 as of June 30, 2005. Total Class 1 subscriptions for the six months were $92,793, and redemptions were $7,933. Total Class 2 subscriptions and redemptions for the period were $61 and $4,000, respectively. Ending Capital at June 30, 2005, was $212.431 for Class 1 and $2,235,244 for Class 2. Ending capital at December 31, 2004, was $117,047 for Class 1 and $2,276,622 for Class 2.

Strong gains in non-U.S. sovereign debt sector were insufficient to offset losses in others sectors for April. Energy prices weakened in response to build-ups in oil stocks coupled with downgraded forecasts of oil demand by the International Energy Agency. Softer economic data, including a weaker than expected non-farm payroll print, facilitated a U.S. Treasury market rally, which pressured our short U.S. sovereign debt positions. Currency markets continue to look for direction as interest rate differentials and a revaluation of the Yuan in China continue to be the focus.

The U.S. Federal Reserve raised its overnight lending rate to 3.0% during May while the Bank of England and the European Central Bank both left their rates unchanged. Dunn benefited from its long U.S. and foreign bond positions, and short foreign currency positions, as the dollar’s rally against the Euro, Swiss Franc and Japanese Yen continued in May. France’s decision not to ratify the European Union constitution also undermined the Euro.

The DUNN Combined Financial program gained in June. The words of various central bankers spoke louder than any concrete actions, but seemingly were sufficient to propel global fixed income markets higher. First, comments by U.S. Federal Reserve (Fed) member Richard Fisher suggested that the Fed was nearing the end of its rate hike cycle. This was followed by a statement from the European Central Bank’s (ECB) chief economist, Otmar Issing, that the markets almost always correctly predicted the ECB’s actions, suggesting to many that a rate cut was in the cards for the European Union (EU), particularly after Sweden’s central bank, the Riskbank, cut its repo rate by 50 basis points. The Bank of England’s minutes from its June monetary policy meeting showed that two of its nine members voted to cut rates at its last meeting. Currency markets continued to see the dollar rally as the possibility of lower rates in the EU and UK coupled with the expectation of at least one more rate hike in the U.S. favored the greenback.

Graham Series

The Graham Series – Class 1 lost 3.1% and 18.0%, respectively, for the three months and six months ended June 30, 2005, net of fees and expenses; the Graham Series – Class 2 lost 2.3% and 16.7%, respectively, for the three months and six months ended June 30, 2005, net of fees and expenses.

For the three months ended June 30, 2005, the Graham Series recorded net gain on investments of $72,374, net interest of $11,749, and total expenses of $69,229, resulting in a net decrease in Owners’ capital from operations of $149,667, net of minority interests of $164,561. For the six months ended June 30, 2005, the Graham Series recorded net loss on investments of $1,068,114, net interest of $22,617, and total expenses of $146,202, resulting in a net decrease in Owners’ capital from operations of $1,330,151, net of minority interests of $138,452. The Net Asset Value per Unit, Class 1, decreased from $103.57 at December 31, 2004, to $84.96 as of June 30, 2005. The Net Asset Value per Unit, Class 2, decreased from $103.92 at December 31, 2004, to $86.55 as of June 30, 2005. Total Class 1 subscriptions and redemptions for the six months were $3,244,281 and $316,088, respectively. Total Class 2 subscriptions and redemptions for the six months were $846,210 and $71,169, respectively. Ending capital at June 30, 2005 was $4,361,460 for Class 1 and $4,862,410 for Class 2. Ending capital at December 31, 2004, was $1,961,583 for Class 1 and $4,889,204 for Class 2.

April was a difficult month for Graham’s long-term trend-following strategies as the month was characterized by a sharp decline in global equity index prices and generally trendless price volatility in currencies, fixed income, and commodities. The extremely choppy market conditions exhibited during the month throughout all major sectors provided a difficult environment for Graham’s long-term trend-following strategies. K4 (at 1.5x leverage) declined 11.22%. Losses in trend based strategies were primarily driven by a sudden drop in global equity index prices and sharp price reversals in the energy sector. Volatility within the U.S. equity markets was attributed to several factors including inflationary concerns and weak earnings reports. The sharp decline of crude oil prices was a reaction to U.S. crude inventories reaching three year highs and speculation emerging that OPEC production would be sufficient to enable these inventories to meet seasonal energy needs this summer.

Graham’s trend-following strategies recorded profits during May as the month was generally characterized by bullish price moves in global bond futures and a sharp surge in the value of the U.S. dollar late in the month.

Notably, Graham’s trend-following programs recorded profits in the global bond futures and currency markets. In global bond futures, long positions in U.S. Treasury note and bond futures were profitable as prices moved higher throughout May. Trading in currencies was also profitable, most significantly from long U.S. dollar positions held by each of Graham’s programs versus the euro and other major European currencies as these currencies fell sharply late in the month in response to French voters rejecting the proposed new European constitution (Dutch voters agreed with the rejection on June 1, furthering the Euro’s decline). Modest losses recorded by Graham’s trend-following programs were incurred by positions held in the global equity index and commodity futures markets.

Graham’s portfolios enjoyed generally positive performance during June. Graham’s trend-following strategies posted gains as global bond futures, equity indices, and the U.S. dollar continued their recent bullish trends despite some mid-month volatility. Graham’s systematic trend-following programs generally experienced good results during June. Performance was attributable to continued bullish trends within the fixed income, equity, and currency markets. Specifically, rising prices in U.S. and European bond futures and the European equity index markets resulted in notable profits during the month. Additional gains resulted from long U.S. dollar positions versus the euro and Swiss franc as the euro continued to slide during the month following the rejection of the proposed new European constitution by French and Dutch voters. Trading in tangible commodities markets resulted in small losses that offset a portion of the month’s gains.

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

Allocation of Trading Profits or Losses— Each Series of the Trust offers two sub-classes of Units – Class 1 and Class 2. All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that Class 1 Units of each Series bear certain expenses related to the servicing of such Units. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading profits and losses of each Series are allocated daily to Class 1 and Class 2 Units based on each Class’ relative owners’ capital balance.

Each Series allocates funds to a subsidiary Trading Company, or Trading Companies, of the Trust. Each Trading Company allocates all of its daily trading profits or losses to the Series in proportion to each Series’ funds allocated to the Trading Company, adjusted on a daily basis. As of June 30, 2005, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

Interest Income—Interest income from all sources, including assets held at clearing brokers and cash and cash equivalents held at banks, is aggregated and allocated across all Series in proportion to their daily Net Asset Value.

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

Risk Factors

The Trust is a new venture in a high-risk business. An investment in the Units of each Series is very speculative. You should make an investment in one or more of the Series only after consulting with independent, qualified sources of investment and tax advice and only if your financial condition will permit you to bear the risk of a total loss of your investment. You should consider an investment in the Units only as a long-term investment. Moreover, to evaluate the risks of this investment properly, you must familiarize yourself with the relevant terms and concepts relating to commodities trading and the regulation of commodities trading, which are incorporated herein by reference from the section captioned “Statement of Additional Information” in the Prospectus.

You should carefully consider the risks and uncertainties provided in the Prospectus under the section captioned “Risk Factors,” and such section is incorporated herein by reference in its entirety from the Prospectus. You should also carefully consider all of the other information included in this report before you decide whether to purchase any Units. Any of the risks and uncertainties set forth in the section of the Prospectus captioned “Risk Factors” could materially adversely affect the Trust, its trading activities, operating results, financial condition and Net Asset Value and therefore could negatively impact the value of your investment. You should not invest in the Units unless you can afford to lose all of your investment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Series are speculative commodity pools. The market sensitive instruments which are held by the Trading Companies in which the Series are invested are acquired for speculative trading purposes, and all or a substantial amount of the Series’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Series’ main line of business.

Market movements result in frequent changes in the fair market value of each Trading Company’s open positions and, consequently, in each Series of the Trust’s earnings and cash flow. The Trading Companies’ and consequently the Series’ market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the open positions and the liquidity of the markets in which trades are made.

Each Trading Company rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the past performance for any Series is not necessarily indicative of the future results of such Series.

The Trading Companies’ and consequently the Series’ primary market risk exposures as well as the strategies used and to be used by the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust’s and the Managing Owner’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trading Companies and consequently the Trust. There can be no assurance that the Trading Companies’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in a Series.

Quantitative Market Risk

Trading Risk

The Series’ approximate risk exposure in the various market sectors traded by its trading advisors is quantified below in terms of value at risk. Due to the Series’ mark-to-market accounting, any loss in the fair value of the Series’ (through the Trading Companies) open positions is directly reflected in the Series’ earnings, realized or unrealized.

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

In the case of market sensitive instruments that are not exchange-traded, including currencies and some energy products and metals, the margin requirements for the equivalent futures positions have been used as value at risk. In those cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

In the case of contracts denominated in foreign currencies, the value at risk figures include foreign currency margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the Series, which is valued in U.S. dollars, in expressing value at risk in a functional currency other than U.S. dollars.

In quantifying each Series’ value at risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category’s aggregate value at risk. The diversification effects resulting from the fact that the Series’ positions held through the Trading Companies are rarely, if ever, 100% positively correlated have not been reflected.

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with the each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of June 30, 2005. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Balanced Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$3,484,477	3.8%
Currencies	$4,211,115	4.6%
Stock Indices	$3,365,021	3.7%
Metals	$714,269	0.8%
Agriculturals/Softs	$685,837	0.7%
Energy	$957,044	1.0%
Total:	$13,417,763	14.6%

Beach Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$45,554	3.4%
Currencies	$132,178	10.0%
Stock Indices	$71,276	5.4%
Metals	$36,360	2.8%
Agriculturals/Softs	$35,922	2.7%
Energy	$19,153	1.4%
Total:	$340,443	25.7%

C-View Currency Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0%
Currencies	$22,017	19.9%
Stock Indices	$0	0%
Metals	$0	0%
Agriculturals/Softs	$0	0%
Energy	$0	0%
Total:	$22,017	19.9%

Dunn Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$259,576	10.6%
Currencies	$77,783	3.2%
Stock Indices	$147,767	6.0%
Metals	$0	0%
Agriculturals/Softs	$0	0%
Energy	$9,385	0.4%
Total:	$494,511	20.2%

Graham Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$570,480	6.2%
Currencies	$2,069,261	22.4%
Stock Indices	$544,124	5.9%
Metals	$39,219	0.4%
Agriculturals/Softs	$1,451	0.0%
Energy	$0	0%
Total:	$3,224,535	34.9%

Campbell/Graham Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$327,599	4.0%
Currencies	$1,128,363	13.8%
Stock Indices	$316,597	3.9%
Metals	$18,116	0.2%
Agriculturals/Softs	$549	0.0%
Energy	$45,235	0.6%
Total:	$1,836,459	22.5%

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held on behalf of the Series is typically many times the applicable maintenance margin requirement, which generally ranges between approximately 1% and 10% of contract face value, as well as many times the capitalization of the Series. The magnitude of each Series’ open positions creates a risk of ruin not typically found in most other investment vehicles. Because of the size of their positions, certain market conditions, although unusual, but historically recurring from time to time, could cause the a Series to incur severe losses over a short period of time. The value at risk tables above, as well as the past performance of the Series, gives no indication of this risk of ruin.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of June 30, 2005, by market sector.

Interest rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-8 interest rates will remain the primary market exposure of the each Trading Company and accordingly the each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. The first two percent (2.0%) of interest income earned by the Trust on each Series is paid to the Managing Owner per annum. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized income interest and 0.75%. Interest income above 2.0% per Series is retained by the Series.

Currencies

Exchange rate risk is a significant market exposure of each Series of the Trust in general and the C-View Currency Series in particular. For each Series of the Trust in general and the C-View Currency Series in particular currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trading Advisors on behalf of a Series trade in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The Managing Owner does not anticipate that the risk profile of the Series’ currency sector will change significantly in the future.

Stock Indices

For each Series (other than the C-View Currency Series), its primary equity exposure is equity price risk in the G-8 countries as well as other smaller jurisdictions. Each Series of the Trust (other than the C-View Currency Series) is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

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

Other Trading Risks

As a result of leverage, small changes in the price of a Trading Company’s positions may result in substantial losses for a Series. Futures, forwards and options are typically traded on margin. This means that a small amount of capital can be used to invest in contracts of much greater total value. The resulting leverage means that a relatively small change in the market price of a contract can produce a substantial loss. Like other leveraged investments, any purchase or sale of a contract may result in losses in excess of the amount invested in that contract. The Trading Companies may lose more than their initial margin deposits on a trade.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust required to be included in the Trust’s periodic SEC filings.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description	Page Number
1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on March 11, 2005)	Δ

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (incorporated by reference to Exhibit A to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on January 7, 2005)	Δ

4.2	Form of Subscription Agreement (incorporated by reference to Exhibit B to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on January 7, 2005)	Δ

4.3	Form of Exchange Request (incorporated by reference to Exhibit C to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on January 7, 2005)	Δ

4.4	Form of Request for Redemption (incorporated by reference to Exhibit D to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on January 7, 2005)	Δ

4.5	Form of Privacy Notice (incorporated by reference to Exhibit E to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on January 7, 2005)	Δ

10.1	Form of Escrow Agreement among the Registrant, Equinox Fund Management, LLC and the U.S. Bank National Association, Denver Colorado (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on January 7, 2005)	Δ

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC (incorporated by reference to Exhibit 10.2 to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on January 7, 2005)	Δ

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated (incorporated by reference to Exhibit 10.21 to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on January 7, 2005)	Δ

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor (incorporated by reference to Exhibit 10.3 to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on January 7, 2005)	Δ

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.
Δ	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2005	The Frontier Fund
(Registrant)

Date: August 15, 2005

	By	: /s/Richard E. Bornhoft
Richard E. Bornhoft
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund