Form 10-Q
period 2005-09-30
FRONTIER FUND
filed 2005-11-15
CIK 1261379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended September 30, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from              to

Commission File Number 000-51274

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐ or No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐ or No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

The Frontier Fund

Condensed Statements of Financial Condition

September 30, 2005 (Unaudited)

	Balanced Series	Beach Series	Campbell/Graham Series	C-View Currency Series	DunnSeries	Graham Series
ASSETS

Cash and cash equivalents	$21,562,363	$285,049	$2,790,798	$49,692	$1,951,471	$1,833,164
Short-term investments	73,791,049	874,813	9,408,387	119,742	352,698	6,628,860
Cash held at futures commodity merchants	18,423,391	—	—	—	—	4,839,455
Open trade equity	6,311,232	—	—	—	—	760,192
Investments in unconsolidated trading companies	—	533,895	4,287,864	26,329	(212,315)	—
Prepaid service fees - Class 1	1,143,890	12,881	229,838	1,508	2,372	49,633
Receivable from related parties	29,687	1,056	5,433	44	493	21,256
Other assets	55,332	1,030	11,129	76	523	5,371

Total Assets	$121,316,944	$1,708,724	$16,733,449	$197,391	$2,095,242	$14,137,932

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES
Pending owner additions	$1,947,622	$—	$323,080	$—	$—	$12,375
Owner redemptions payable	—	—	—	—	1,777,794	—
Incentive fees payable to Managing Owner	193,303	6,901	61,743	—	—	—
Management fees payable to Managing Owner	43,460	2,552	29,761	201	—	19,938
Interest fees payable to Managing Owner	94,410	2,485	24,416	273	3,394	16,450
Trading fees payable to Managing Owner	43,461	638	5,952	50	922	4,001
Payable to related parties			18,834
Other liabilities	1,794	9,327	5,242	84	—	603

Total Liabilities	2,324,050	21,903	469,028	608	1,782,110	53,367

MINORITY INTERESTS	1,057,190	—	—	—	—	3,578,583

OWNERS’ CAPITAL
Managing Owner Units - Class 2	16,038,779	1,031	966	62,099	889	3,869,730
Limited Owner Units - Class 1	85,916,477	1,539,393	14,101,649	133,648	176,496	4,859,050
Limited Owner Units - Class 2	15,980,448	146,397	2,161,806	1,036	135,747	1,777,202

Total Owners’ Capital	117,935,704	1,686,821	16,264,421	196,783	313,132	10,505,982

Total Liabilities, Minority Interests and Owners’ Capital	$121,316,944	$1,708,724	$16,733,449	$197,391	$2,095,242	$14,137,932

Units Outstanding
Class 1	874,312	15,401	148,709	1,329	2,046	56,717
Class 2	315,815	1,431	22,380	609	1,537	64,222

Net Asset Value per Unit
Class 1	$98.27	$99.95	$94.83	$100.54	$86.25	$85.67
Class 2	$101.39	$103.05	$96.64	$103.62	$88.89	$87.93

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

December 31, 2004

	Balanced Series	Beach Series	C-View Currency Series	DunnSeries	Graham Series
ASSETS

Cash and cash equivalents	$11,554,318	$207,744	$457,055	$576,904	$1,707,951
Short-term investments	15,808,825	438,528	1,520	1,699,960	2,649,787
Cash held at futures commodity merchants	5,518,100	—	—	—	2,553,921
Open trade equity	623,376	—	—	—	(28,060)
Investments in unconsolidated trading companies	—	15,709	138	126,163	—
Prepaid service fees - Class 1	144,092	5,708	14	2,606	17,463
Subscriptions receivable	—	3,369	—	—	77,969
Other assets	12,520	242	3	1,115	2,596

Total Assets	$33,661,231	$671,300	$458,730	$2,406,748	$6,981,627

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES
Pending owner additions	$616,797	$—	$—	$—	$46,126
Redemptions payable	56,738	—	—	—	—
Incentive fees payable to Managing Owner	35,629	1,226	—	(12)	50,855
Management fees payable to Managing Owner	13,673	1,086	22	—	16,747
Interest fees payable to Managing Owner	125,603	1,293	48	11,912	13,767
Trading fees payable to Managing Owner	13,596	274	5	1,179	3,345

Total Liabilities	862,036	3,879	75	13,079	130,840

MINORITY INTERESTS	142,010	—	—	—	—

OWNERS’ CAPITAL
Managing Owner Units - Class 2	16,902,820	1,068	441,035	1,058	4,573,598
Limited Owner Units - Class 1	11,772,262	488,932	16,586	117,047	1,961,583
Limited Owner Units - Class 2	3,982,103	177,421	1,034	2,275,564	315,606

Total Owners’ Capital	32,657,185	667,421	458,655	2,393,669	6,850,787

Total Liabilities, Minority Interests and Owners’ Capital	$33,661,231	$671,300	$458,730	$2,406,748	$6,981,627

Units Outstanding
Class 1	111,031	4,612	162	1,115	18,939
Class 2	195,464	1,671	4,272	21,524	47,047
Net Asset Value per Unit
Class 1	$106.03	$106.01	$102.67	$104.96	$103.57
Class 2	$106.85	$106.84	$103.47	$105.77	$103.92

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Statements of Operations

For the Three Months Ended September 30, 2005 and 2004 (1)

(Unaudited)

	Balanced Series		Beach Series		Campbell/Graham Series
	9/30/2005	9/30/2004	9/30/2005	9/30/2004	9/30/2005	9/30/2004
Investment Income:
Interest - net	$303,549	$50	$4,142	$—	$35,023	$—

Total Income	303,549	50	4,142	—	35,023	—

Expenses:
Incentive Fees	497,283	69,333	16,328	63	54,292	—
Management Fees	116,543	1,098	6,672	2	70,032	—
Service Fees - Class 1	546,246	37	9,547	—	76,282	—
Trading Fees	122,082	1,100	1,668	—	14,012	—

Total Expenses	1,282,154	71,568	34,215	65	214,618	—

Investment gain/(loss) - net	(978,605)	(71,518)	(30,073)	(65)	(179,595)	—

Realized and unrealized gain / (loss) on investments:
Net realized loss on investments	(2,043,407)	(62,277)	—	—	—	—
Net change in open trade equity	2,752,929	(233)	—	—	—	—
Trading commissions	(345,129)	(2,681)	—	—	—	—
Equity in earnings from trading company	—		208,706	334	388,044	—

Net gain/(loss) on investments	364,393	(65,191)	208,706	334	388,044	—

Minority interests	106,287	104,282	—	—	—	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(507,925)	$(32,427)	$178,633	$269	$208,449	$—

NET INCOME PER UNIT
Class 1	$(1.17)	$(0.20)	$10.31	$1.21	$(0.41)	N/A
Class 2	$(0.43)	$(0.17)	$11.33	$1.24	$0.31	N/A

(1)	The Balanced Series, Beach Series, C-View Currency Series and Dunn Series of the Trust received additional capital contributions to commence trading operations on September 24, 2004. The Graham Series of the Trust commenced trading operations on November 19, 2004. The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Statements of Operations

For the Three Months Ended September 30, 2005 and 2004 (1)

(Unaudited)

	C-View Currency		Dunn Series		Graham Series
	9/30/2005	9/30/2004	9/30/2005	9/30/2004	9/30/2005	9/30/2004
Investment Income:
Interest - net	$418	$—	$6,577	$5	$27,632	$—

Total Income	418	—	6,577	5	27,632	—

Expenses:
Incentive Fees	(387)	—	—	—	16,989	—
Management Fees	2,073	—	—	—	59,856	—
Service Fees - Class 1	575	—	1,457	—	32,851	—
Trading Fees	518	—	2,981	109	11,981	—

Total Expenses	2,779	—	4,438	109	121,677	—

Investment gain/(loss) - net	(2,361)	—	2,139	(104)	(94,045)	—

Realized and unrealized gain / (loss) on investments:
Net realized gain on investments	—	—	—	—	770,787	—
Net change in open trade equity	—	—	—	—	(152,995)	—
Trading commissions	—	—	—	—	(21,963)	—
Equity in earnings from trading company	921	—	(360,390)	(104,616)	—	—

Net gain/(loss) on investments	921	—	(360,390)	(104,616)	595,829	—

Minority interests	—	—	—	—	(343,330)	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(1,440)	$—	$(358,251)	$(104,720)	$158,454	$—

NET INCOME PER UNIT
Class 1	$(0.95)	$(0.04)	$(15.47)	$(5.18)	$0.71	N/A
Class 2	$(0.20)	$(0.01)	$(15.15)	$(5.15)	$1.38	N/A

(1)	The Balanced Series, Beach Series, C-View Currency Series and Dunn Series of the Trust received additional capital contributions to commence trading operations on September 24, 2004. The Graham Series of the Trust commenced trading operations on November 19, 2004. The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Statements of Operations

For the Nine Months Ended September 30, 2005 and 2004 (1)

(Unaudited)

	Balanced Series		Beach Series		Campbell/Graham Series
	9/30/2005	9/30/2004	9/30/2005	9/30/2004	9/30/2005	9/30/2004
Investment Income:
Interest - net	$519,652	$50	$9,515	$—	$48,340	$—

Total Income	519,652	50	9,515	—	48,340	—

Expenses:
Incentive Fees	1,339,173	69,333	16,488	63	173,231	—
Management Fees	252,880	1,098	16,876	2	106,306	—
Service Fees - Class 1	1,082,283	37	23,795	—	113,590	—
Trading Fees	253,005	1,100	4,216	—	21,248	—

Total Expenses	2,927,341	71,568	61,375	65	414,375	—

Investment gain/(loss) - net	(2,407,689)	(71,518)	(51,860)	(65)	(366,035)	—

Realized and unrealized gain / (loss) on investments:
Net realized loss on investments	(3,861,234)	(62,277)	—	—	—	—
Net change in open trade equity	5,680,144	(233)	—	—	—	—
Trading commissions	(728,617)	(2,681)	—	—	—	—
Equity in earnings from trading company	—		79,435	334	950,290	—

Net gain/(loss) on investments	1,090,293	(65,191)	79,435	334	950,290	—

Minority interests	(155,512)	104,282	—	—	—	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(1,472,908)	$(32,427)	$27,575	$269	$584,255	$—

NET INCOME PER UNIT
Class 1	$(7.76)	$(0.20)	$(6.06)	$1.21	$(5.17)	N/A
Class 2	$(5.46)	$(0.17)	$(3.79)	$1.24	$(3.36)	N/A

(1)	The Balanced Series, Beach Series, C-View Currency Series and Dunn Series of the Trust received additional capital contributions to commence trading operations on September 24, 2004. The Graham Series of the Trust commenced trading operations on November 19, 2004. The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Statements of Operations

For the Nine Months Ended September 30, 2005 and 2004 (1)

(Unaudited)

	C-View Currency		Dunn Series		Graham Series
	9/30/2005	9/30/2004	9/30/2005	9/30/2004	9/30/2005	9/30/2004
Investment Income:
Interest - net	$1,585	$—	$19,390	$5	$50,249	$—

Total Income	1,585	—	19,390	5	50,249	—

Expenses:
Incentive Fees	(303)	—	12	—	—	—
Management Fees	5,169	—	—	—	153,839	—
Service Fees - Class 1	1,034	—	3,457	—	83,211	—
Trading Fees	1,292	—	8,735	109	30,829	—

Total Expenses	7,192	—	12,204	109	267,879	—

Investment gain/(loss) - net	(5,607)	—	7,186	(104)	(217,630)	—

Realized and unrealized gain / (loss) on investments:
Net realized loss on investments	—	—	—	—	(1,216,989)	—
Net change in open trade equity	—	—	—	—	787,952	—
Trading commissions	—	—	—	—	(43,248)	—
Equity in earnings from trading company	222	—	(392,352)	(104,616)	—	—

Net gain/(loss) on investments	222	—	(392,352)	(104,616)	(472,285)	—

Minority interests	—	—	—	—	(481,782)	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(5,385)	$—	$(385,166)	$(104,720)	$(1,171,697)	$—

NET INCOME PER UNIT
Class 1	$(2.13)	$(0.04)	$(18.71)	$(5.18)	$(17.90)	N/A
Class 2	$0.15	$(0.01)	$(16.88)	$(5.15)	$(15.99)	N/A

(1)	The Balanced Series, Beach Series, C-View Currency Series and Dunn Series of the Trust received additional capital contributions to commence trading operations on September 24, 2004. The Graham Series of the Trust commenced trading operations on November 19, 2004. The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2005 (Unaudited), and the Year Ended December 31, 2004 (1)

	Balanced Series				Beach Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owner’s Capital, January 1, 2004	$—	$—	$1,000	$—	$—	$—	$1,000	$—
Sale of Units		11,653,988	20,000,000	3,968,134		481,793		172,873
Redemption of Units		(8,738)	(4,400,000)	(50,000)
Net increase in Owners’ Capital resulting from operations		127,012	1,301,820	63,969		7,139	68	4,548

Owners’ Capital, December 31, 2004	—	11,772,262	16,902,820	3,982,103	—	488,932	1,068	177,421

Sale of Units		76,820,687		13,997,778		1,063,669		61,500
Redemption of Units		(2,207,891)		(1,859,147)		(49,854)		(83,490)
Net (decrease) in Owners’ Capital resulting from operations		(468,581)	(864,041)	(140,286)		36,646	(37)	(9,034)

Owners’ Capital, September 30, 2005	$—	$85,916,477	$16,038,779	$15,980,448	$—	$1,539,393	$1,031	$146,397

Owner’s Capital - Units, January 1, 2004	—	—	10	—	—	—	10	—
Sale of Units		111,113	200,000	37,741		4,612		1,661
Redemption of Units		(82)	(41,815)	(472)

Owners’ Capital - Units, December 31, 2004	—	111,031	158,195	37,269	—	4,612	10	1,661

Sale of Units		786,075		139,631		11,360		629
Redemption of Units		(22,794)		(19,280)		(571)		(869)

Owners’ Capital - Units, September 30, 2005	—	874,312	158,195	157,620	—	15,401	10	1,421

(1)	The Balanced Series, Beach Series, C-View Currency Series and Dunn Series of the Trust received additional capital contributions to commence trading operations on September 24, 2004. The Graham Series of the Trust commenced trading operations on November 19, 2004. The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2005 (Unaudited), and the Year Ended December 31, 2004 (1)

	Campbell/Graham Series				C-View Currency Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owner’s Capital, January 1, 2004	$—	$—	$—	$—	$—	$—	$1,000	$—
Sale of Units						16,543	440,000	1,000
Redemption of Units
Net increase in Owners’ Capital resulting from operations						43	35	34

Owners’ Capital, December 31, 2004	—	—	—	—	—	16,586	441,035	1,034

Sale of Units		13,873,030	1,000	2,060,939		134,792
Redemption of Units		(254,803)				(16,279)	(375,000)
Net increase (decrease) in Owners’ Capital resulting from operations		483,422	(34)	100,867		(1,451)	(3,936)	2

Owners’ Capital, September 30, 2005	$—	$14,101,649	$966	$2,161,806	$—	$133,648	$62,099	$1,036

Owner’s Capital - Units, January 1, 2004	—	—	—	—	—	—	10	—
Sale of Units						162	4,252	10
Redemption of Units

Owners’ Capital - Units, December 31, 2004	—	—	—	—	—	162	4,262	10

Sale of Units		151,465	10	22,370		1,328
Redemption of Units		(2,756)				(161)	(3,663)

Owners’ Capital - Units, September 30, 2005	—	148,709	10	22,370	—	1,329	599	10

(1)	The Balanced Series, Beach Series, C-View Currency Series and Dunn Series of the Trust received additional capital contributions to commence trading operations on September 24, 2004. The Graham Series of the Trust commenced trading operations on November 19, 2004. The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2005 (Unaudited), and the Year Ended December 31, 2004 (1)

	Dunn Series				Graham Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owner’s Capital, January 1, 2004	$—	$—	$1,000	$—	$—	$—	$1,000	$—

Sale of Units		121,000		2,145,503		1,939,594	4,400,000	312,500
Redemption of Units
Net increase (decrease) in Owners’ Capital resulting from operations		(3,953)	58	130,061		21,989	172,598	3,106

Owners’ Capital, December 31, 2004	—	117,047	1,058	2,275,564	—	1,961,583	4,573,598	315,606

Sale of Units		100,793		5,061		4,110,299		1,534,710
Redemption of Units		(19,430)		(1,781,795)		(739,500)		(78,617)
Net increase (decrease) in Owners’ Capital resulting from operations		(21,914)	(169)	(363,083)		(473,332)	(703,868)	5,503

Owners’ Capital, September 30, 2005	$—	$176,496	$889	$135,747	$—	$4,859,050	$3,869,730	$1,777,202

Owner’s Capital - Units, January 1, 2004	—	—	10	—	—	—	10	—

Sale of Units		1,115		21,514		18,939	44,000	3,037

Redemption of Units							—

Owners’ Capital - Units, December 31, 2004	—	1,115	10	21,514	—	18,939	44,010	3,037

Sale of Units		1,149		53		46,692		18,090
Redemption of Units		(218)		(20,040)		(8,914)		(915)

Owners’ Capital - Units, September 30, 2005	—	2,046	10	1,527	—	56,717	44,010	20,212

(1)	The Balanced Series, Beach Series, C-View Currency Series and Dunn Series of the Trust received additional capital contributions to commence trading operations on September 24, 2004. The Graham Series of the Trust commenced trading operations on November 19, 2004. The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Notes to Financial Statements

As of September 30, 2005 (unaudited) and December 31, 2004

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

2. Significant Account Policies

Basis of Presentation

The interim condensed financial statements of the Series included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004. The Series follow the same accounting policies in the preparation of interim reports as set forth in the annual report. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operation and changes in owners’ capital for the interim periods presented and are not necessarily indicative of a full year’s results. Certain prior year numbers have been reclassified to conform to current year presentation.

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

Recent Accounting Developments

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 also requires that correction of errors in previously issued financial statements should be termed “restatements.” SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 is not expected to have a significant impact on the Company’s consolidated financial statements.

3. Investments in Unconsolidated Trading Companies

The following table summarizes the Beach Series, Campbell/Graham Series, C-View Currency Series and Dunn Series investments in unconsolidated trading companies as of September 30, 2005, and December 31, 2004. These investments represent cash and open trade equity invested in the trading companies by the Series and cumulative trading profits or losses allocated to the Series by the trading companies. Trading companies allocate trading profits or losses on the basis of the proportion of each Series’ capital allocated for trading to each respective trading company, including both cash and notional funds, which bears no relationship to the amount of cash invested by the Series in the trading company.

Unaudited	As of September 30, 2005		As of December 31, 2004
Trading Company (1)	Percentage of Net Assets	Fair Value	Percentage of Net Assets	Fair Value
Beach Series -
Frontier Trading Company II, LLC	31.65%	$533,895	2.35%	$15,709

Campbell/Graham Series
Frontier Trading Company V, LLC	22.00%	$3,578,583	N/A	0
Frontier Trading Company VI, LLC	4.36%	709,281	N/A	0

Total Series	26.36%	$4,287,864	N/A	0

C-View Currency Series -
Frontier Trading Company III, LLC	13.38%	$26,329	0.03%	$138

Dunn Series -
Frontier Trading Company IV, LLC	N/A	$(212,315)	5.27%	$126,163

The following tables summarize the Beach Series, Campbell/Graham Series, C-View Currency Series and Dunn Series results of operations from unconsolidated trading companies for the three months and nine months ended September 30, 2005 (unaudited).

Unaudited	Three Months Ended September 30, 2005				Three Months Ended September 30, 2004
Trading Company (1)	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)	Trading Commissions	Realized Loss	Change in Unrealized Gain (Loss)	Net Income (Loss)
Beach Series -
Frontier Trading Company II, LLC	$(9,002)	$20,326	$197,382	$208,706	$(2)	$(49)	$385	$334

Campbell/Graham Series
Frontier Trading Company V, LLC	$(8,602)	$338,175	$14,053	$343,626	—	—	—	—
Frontier Trading Company VI, LLC	(5,049)	4,182	45,285	44,418	—	—	—	—

Total Series	$(13,651)	$342,357	$59,338	$388,044	—	—	—	—
C-View Currency Series -
Frontier Trading Company III, LLC	—	$1,831	$(910)	$921	—	—	—	—

Dunn Series -
Frontier Trading Company IV, LLC	$(6,709)	$(183,182)	$(170,499)	$(360,390)	$(213)	$(8,623)	$(95,780)	$(104,616)

Unaudited	Nine Months Ended September 30, 2005				Nine Months Ended September 30, 2004
Trading Company (1)	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)	Trading Commissions	Realized Loss	Change in Unrealized Gain (Loss)	Net Income (Loss)
Beach Series -
Frontier Trading Company II, LLC	$(18,749)	$(61,410)	$159,594	$79,435	$(2)	$(49)	$385	$334

Campbell/Graham Series
Frontier Trading Company V, LLC	$(11,418)	$116,252	$377,245	$482,079	—	—	—	—
Frontier Trading Company VI, LLC	(8,209)	200,842	275,578	468,211	—	—	—	—

Total Series	$(19,627)	$317,094	$652,823	$950,290	—	—	—	—
C-View Currency Series -
Frontier Trading Company III, LLC	—	$5,003	$(4,781)	$222	—	—	—	—

Dunn Series -
Frontier Trading Company IV, LLC	$(17,753)	$(420,901)	$46,302	$(392,352)	$(213)	$(8,623)	$(95,780)	$(104,616)

The unaudited condensed statements of financial condition as of September 30, 2005, and December 31, 2004 for the unconsolidated trading companies are as follows:

	Frontier Trading Company II, LLC	Frontier Trading Company III, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Condensed Statements of Financial Condition – September 30, 2005
Cash held at futures commodities merchants	$5,910,655	$538,906	$2,260,353	$4,839,455	$3,668,759
Open trade equity	2,187,642	(2,572)	474,197	760,192	1,351,162

Total Assets	$8,098,297	$536,334	$2,734,550	$5,599,647	$5,019,921

Members’ equity	$8,098,297	$536,334	$2,734,550	$5,599,647	$5,019,921

	Frontier Trading Company II, LLC	Frontier Trading Company III, LLC	Frontier Trading Company IV, LLC
	(Unaudited)	(Unaudited)	(Unaudited)
Condensed Statements of Financial Condition – December 31, 2004
Cash held at futures commodities merchants	$1,342,163	$448,185	$1,658,389
Open trade equity	385,128	8,328	(81,158)

Total Assets	$1,727,291	$456,513	$1,577,231

Members’ equity	$1,727,291	$456,513	$1,577,231

The unaudited condensed statements of income for the three months ended September 30, 2005 and 2004, for the unconsolidated trading companies are as follows:

	Frontier Trading Company II, LLC	Frontier Trading Company III, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Condensed Statements of Income – For the Three Months Ended September 30, 2005 (1)
Interest income	$39,232	$4,663	$23,985	$45,165	$34,124
Net realized gain (loss) on investments, less commissions	891,969	45,544	(1,010,027)	748,824	75,671
Change in open trade equity	2,411,201	(16,101)	(891,438)	(152,995)	43,372

Net income (loss)	$2,640,402	$34,106	$(1,877,480)	$640,994	$153,167

Condensed Statements of Income – For the Three Months Ended September 30, 2004 (1)
Interest income	$132	$0	$176	—	—
Net realized loss on investments, less commissions	(21,587)	—	(30,896)	—	—
Change in open trade equity	105,599	132	(311,993)	—	—

Net income (loss)	$84,144	$132	$(342,713)	—	—

(1)	The Frontier Trading Company II, LLC, Frontier Trading Company III, LLC and Frontier Trading Company IV, LLC each commenced operations on September 24, 2004. The Frontier Trading Company V, LLC commenced operations on November 19, 2004. The Frontier Trading Company VI, LLC commenced operations on February 11, 2005.

The unaudited condensed statements of income for the nine months ended September 30, 2005 and 2004, for the unconsolidated trading companies are as follows:

	Frontier Trading Company II, LLC	Frontier Trading Company III, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Condensed Statements of Income – For the Nine Months Ended September 30, 2005 (1)
Interest income	$73,161	$11,189	$57,254	$78,036	$60,783
Net realized gain (loss) on investments, less commissions	(885,219)	88,297	(2,185,804)	(1,260,237)	953,289
Change in open trade equity	1,802,513	(10,900)	555,355	787,952	1,351,163

Net income (loss)	$990,455	$88,586	$(1,573,195)	$(394,249)	$2,365,235

Condensed Statements of Income – For the Nine Months Ended September 30, 2004 (1)
Interest income	$132	$0	$176	—	—
Net realized loss on investments, less commissions	(21,587)	—	(30,896)	—	—
Change in open trade equity	105,599	132	(311,993)	—	—

Net income (loss)	$84,144	$132	$(342,713)	—	—

(1)	The Frontier Trading Company II, LLC, Frontier Trading Company III, LLC and Frontier Trading Company IV, LLC each commenced operations on September 24, 2004. The Frontier Trading Company V, LLC commenced operations on November 19, 2004. The Frontier Trading Company VI, LLC commenced operations on February 11, 2005.

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

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner. During the three months and nine months ended September 30, 2005, the Trust paid $643,142 and $1,398,053, respectively, of such interest income to the Managing Owner.

With respect to Class 1 of each Series, the Series pays monthly to the Managing Owner a service fee at an annualized rate of up to 3.0%, which the Managing Owner pays to selling agents of the Trust. The initial service fee (for the first 12 months) relating to a sale of the Units is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale. Since the Managing Owner is prepaying the initial service fee for the first year and is being reimbursed therefore by the Series monthly in arrears based upon a corresponding percentage of Net Asset Value, it bears the risk and the upside potential of any mismatch between the amount of the initial service fee prepaid and the amount of the reimbursement thereof as a result of variations in Net Asset Value. As of September 30, 2005, due to variations in Net Asset Values, receivables from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $28,693 for Balanced Series, $1,056 for Beach Series, $44 for C-View Currency Series, $493 for Dunn Series, and $8,7565 for Graham Series. As of September 30, 2005, the Campbell/Graham Series owed the Managing Owner $6,334 for excess of monthly service fees over prepaid initial service fees.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the net asset value of the Trust, for services in connection with the daily valuation of each Series and Class. The amounts paid under this agreement were $80,005 and $172,769, respectively for the three and nine months ended September 30, 2005. Additionally, The Bornhoft Group Corporation provides office space to the Managing Owner, prorates office expenses, and advances certain direct expenses on behalf of the Managing Owner. Under this agreement, the Managing Owner reimbursed The Bornhoft Group Corporation $64,758 for the three months ended September 30, 2005 and $145,532 for the nine months then ended.

5. Subsequent Events

The Managing Owner, on behalf of The Frontier Fund, intends to file a new registration statement under which the C-View Currency Series will be retitled the Currency Series, and three new trading advisors will be added to the Series. The Dunn Series will no longer be offered to new investors.

6. Off-Balance Sheet Risk

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

In the case of forward contracts traded on the interbank market and swaps, neither is traded on exchanges. The counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. The Managing Owner expects the Trading Advisors to trade only with those counterparties which it believes to be creditworthy. All positions of each Trading Company will be valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to any Trading Company.

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

As of September 30, 2005, the Trust had six separate Series of Units issued and outstanding: Balanced Series, Beach Series, Campbell/Graham Series, C-View Currency Series, Dunn Series and Graham Series. Each Series of Units have two separate sub-classes issued and outstanding—Class 1 and Class 2. The Trust, with respect to each Series:

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At September 30, 2005, cash deposited at the clearing brokers was $18,423,391 for the Balanced Series and $4,839,455 for the Graham Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each week. Currently, this amount is estimated to be 3.30%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the United States, or by a person controlled by or supervised by and acting as an instrumentality of the government of the United States pursuant to authority granted by Congress of the United States or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Interest income up to 2.0% is paid to the Managing Owner.

Approximately 10% to 20% of the Trust’s assets are expected to be committed as required margin for futures contracts and forward and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short term investments, such as money market funds, certificates of deposit (under nine months) and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. Federally chartered banks. As of September 30, 2005, such cash equivalents and short term investments included time deposits at Merrill Lynch Bank USA, and money market funds held at Merrill Lynch Investment Managers. Including cash held at US Bank, total cash and cash equivalents and short term investments held at these institutions were $95,353,412 for the Balanced Series, $1,159,862 for the Beach Series, $12,199,185 for the Campbell/Graham Series, $169,434 for the C-View Currency Series, $2,304,169 for the Dunn Series and $8,462,024 for the Graham Series.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Balanced Series

The Balanced Series commenced operations on September 24, 2004. The Balanced Series – Class 1 Net Asset Value lost 1.2% and 0.2%, respectively, for the three months ended September 30, 2005 and from commencement of operations through September 30, 2004, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value lost 0.4% and 0.2%, respectively, for the three months ended September 30, 2005 and from commencement of operations through September 30, 2004, net of fees and expenses.

For the three months ended September 30, 2005, the Balanced Series recorded net gain on investments of $364,393, net interest of $303,549, and total expenses of $1,282,154, resulting in a net decrease in Owners’ capital from operations of $507,925 after minority interests of ($106,287). From the period operations commenced through September 30, 2004, the Balanced Series recorded net loss on investments of ($65,191), net interest of $50, and total expenses of $71,518, resulting in a net decrease in Owners’ capital from operations of $32,427 after minority interests of ($104,282).

Beach Series

The Beach Series commenced operations on September 24, 2005. The Beach Series – Class 1 Net Asset Value gained 11.5% and 1.2%, respectively, for the three months ended September 30, 2005 and from commencement of operations through September 30, 2004, net of fees and expenses; the Beach Series – Class 2 Net Asset Value gained 12.4% and 1.2%, respectively, for the three months ended September 30, 2005 and from commencement of operations through September 30, 2004, net of fees and expenses.

For the three months ended September 30, 2005, the Beach Series recorded net gain on investments of $208,706, net interest of $4,142, and total expenses of $34,215, resulting in a net increase in Owners’ capital from operations of $178,633.

From the period operations commenced through September 30, 2004, the Beach Series recorded net gain on investments of $334, net interest of $0, and total expenses of $65, resulting in a net increase in Owners’ capital from operations of $269.

Campbell Graham Series

The Campbell/Graham Series commenced operations on February 11, 2005. The Campbell/Graham Series – Class 1 Net Asset Value lost 0.4% for the three months ended September 30, 2005, net of fees and expenses; the Campbell/Graham Series – Class 2 Net Asset Value gained 0.3% for the three months ended September 30, 2005, net of fees and expenses.

For the three months ended September 30, 2005, the Campbell/Graham Series recorded net gain on investments of $388,044, net interest of $35,023, and total expenses of $214,618, resulting in a net increase in Owners’ capital from operations of $208,449.

C-View Series

The C-View Series commenced operations on September 24, 2004. The C-View Currency Series – Class 1 Net Asset Value lost 0.9% for the three months ended September 30, 2005, net of fees and expenses; the C-View Currency Series – Class 2 Net Asset Value lost 0.2% for the three months ended September 30, 2005, net of fees and expenses. There was no change for either series during the period operations commenced through September 30, 2004.

For the three months ended September 30, 2005, the C-View Currency Series recorded net gain on investments of $921, net interest of $418, and total expenses of $2,779, resulting in a net decrease in Owners’ capital from operations of $1,440. There were no revenues or expenses during the period operations commenced through September 30, 2004.

Dunn Series

The Dunn Series commenced operations on September 24, 2004. The Dunn Series – Class 1 Net Asset Value lost 15.2% and 5.2%, respectively for the three months ended September 30, 2005 and from commencement of operations through September 30, 2004, net of fees and expenses; the Dunn Series – Class 2 Net Asset Value lost 14.6% and 5.2%, respectively, for the three months ended September 30, 2005 and from commencement of operations through September 30, 2004, net of fees and expenses.

For the three months ended September 30, 2005, the Dunn Series recorded net loss on investments of $360,390, net interest of $6,577, and total expenses of $4,438, resulting in a net decrease in Owners’ capital from operations of $358,251. From the period operations commenced through September 30, 2004, the Dunn Series recorded net loss on investments of $104,616, net interest of $5, and total expenses of $109, resulting in a net decrease in Owners’ capital from operations of $104,720.

Graham Series

The Graham Series commenced operations on November 19, 2004. The Graham Series – Class 1 Net Asset Value gained 0.8% for the three months ended September 30, 2005, net of fees and expenses; the Graham Series – Class 2 Net Asset Value gained 1.6% for the three months ended September 30, 2005, net of fees and expenses.

For the three months ended September 30, 2005, the Graham Series recorded net gain on investments of $595,829, net interest of $27,632, and total expenses of $121,677, resulting in a net increase in Owners’ capital from operations of $158,454, net of minority interests of $343,330.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Balanced Series

The Balanced Series commenced operations on September 24, 2004. The Balanced Series – Class 1 Net Asset Value lost 7.3% and 0.2%, respectively, for the nine months ended September 30, 2005 and from commencement of operations through September 30, 2004, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value lost 5.1% and 0.2%, respectively, for the nine months ended September 30, 2005 and from commencement of operations through September 30, 2004, net of fees and expenses.

For the nine months ended September 30, 2005, the Balanced Series recorded net gain on investments of $1,090,293, net interest of $519,652, and total expenses of $2,927,341, resulting in a net decrease in Owners’ capital from operations of $1,472,908 after minority interests of $155,512. The Net Asset Value per Unit, Class 1, decreased from $106.03 at December 31, 2004, to $98.27 at September 30, 2005. For Class 2, the Net Asset Value per Unit decreased from $106.85 at December 31, 2004, to $101.39 at September 30, 2005. Total Class 1 subscriptions and redemptions for the nine months were $76,820,687 and $2,207,891, respectively. Total Class 2 subscriptions and redemptions for the nine month period were $13,997,778 and $1,859,147, respectively. Ending capital at September 30, 2005, was $85,916,477 for Class 1 and $32,019,227 for Class 2. At December 31, 2004, ending capital was $11,772,262 for Class 1 and $20,884,923 for Class 2.

From the commencement of operations through September 30, 2004, the Balanced Series recorded net loss on investments of ($65,191), net interest of $50, and total expenses of $71,568, resulting in a net decrease in Owners’ capital from operations of $32,427 after minority interests of $104,282. The Net Asset Value per Unit, Class 1, decreased from $100.00 at September 24, 2004, to $99.80 at September 30, 2004. For Class 2, the Net Asset Value per Unit decreased from $100.00 at September 24, 2004, to $99.83 at September 30, 2004. Total Class 1 subscriptions and redemptions from commencement of operations through September 30, 2004 were $217,076 and $0, respectively. Total Class 2 subscriptions and redemptions from commencement of operations through September 30, 2004 were $20,082,000 and $0, respectively. Ending capital at September 30, 2004, was $218,213 for Class 1 and $20,048,436 for Class 2.

In January, Stock Indices - The major U.S. indices, declined sharply, reversing rising price trends. Interest Rates - Bond prices moved modestly higher in the U.S. and Japan for the second consecutive month, while they were mixed in Europe. Currencies - The U.S. dollar sharply reversed its recent bearish trend as it surged versus many major global currencies, most notably the euro, against which the U.S. dollar had reached a record low during December. The first week of January saw a sizeable recovery in the US$ with the Euro registering its greatest decline in one week since inception. Energies - Prices continued to move in a volatile pattern as crude oil rose 10% and natural gas increased 2% following double-digit declines in December. Metals - Base metal prices reversed their recent bullish price moves as aluminum fell 5%, nickel lost more than 2%, and copper declined slightly. In precious metals, gold fell almost 4%, its second consecutive monthly decline after reaching 17-year highs in late November. Commodities – These markets finished the month with mixed results. The volatility demonstrated in the global marketplace of January 2005 provided a testimony to the benefits of a multi-advisor managed futures portfolio. The large losses experienced by many advisors in January were dampened by the Balanced Series multi-advisor structure. Although our current asset allocation models are maintaining a higher-than-normal weighting to the trend-based advisors (which does result in higher volatility), the multi-advisor structure still provides many benefits, including the dampening of volatility.

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

March provided a theme of range-bound, choppy markets in most sectors. Our gains were primarily in Energy where crude and products prices made new highs. Our primary losses were in Currencies, Stock Indices and Commodities, dragging March performance into negative territory. Many currencies continued trading in a range that was established late last year, with unexpected strength in the US Dollar in the middle of the month taking many traders by surprise. An exception to this was the Japanese Yen, which broke decisively out of a narrow range and moved lower against the dollar, eventually breaking through the February low before the end of the month. Although our advisors caught this opportunity and turned in profits on Yen trading, difficulties in the rest of the sector drew it into negative performance for the month. The Balanced Series offers a broadly diversified, multi-advisor managed futures investment program, diversified through global diversification and non-correlated Advisors with varying trend methodologies. As a reminder, the Balanced Series presently has nine advisors, whereby five of these advisors are trend-based, while the other four advisors are non-trend based. There is a material non-correlation between these groups of advisors. The strategic allocation and periodic rebalancing to these nine advisors will continue to add value in the future.

Global interest rates was the sole profit-generating sector in April, as intermediate- and long-term rates fell steadily in both the US and Europe. While rates fell on both sides of the Atlantic, the US futures were significantly more volatile than their European counterparts. After showing strength in March, the US Dollar Index traded in a narrow range throughout April, as did the Euro. The British Pound strengthened during the month against the US Dollar, while Canadian Dollar futures lost nearly 4% of their value against the US Dollar. Overall, currencies contributed a loss of -1.39% to the April results.

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

Interest rate futures were the primary profit-generating sector in May, as European interest rates continued to fall at both ends of the curve. While US rates also fell, the futures continued to show more volatility than their European counterparts.

Currency trading was also profitable in May. After showing little net price movement in April, the US dollar accelerated its upward trend against most other currencies. Exceptions were the Mexican peso, which continued an upward move that began a year ago, and the Canadian dollar, which finished little changed for the month against the dollar.

Most of the world’s stock indexes moved strongly upward during May. The S&P 500 index rose 2.9%, and the NASDAQ Composite followed suit with a gain of 7.6%. Foreign market indices, such as the DAX, CAC40, and FTSE also showed strength. In spite of this, the stock index sector contributed a small loss to Frontier Fund results.

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

Foreign currency was the most profitable sector in June, generating more than half of the total profits. Most of the world’s major currencies fell against the dollar, with the Canadian Dollar being the notable exception. The Swiss Franc was particularly hard-hit, losing nearly three percent of its value.

The interest rate sector was also profitable in June. As was true throughout the second quarter, U.S. interest rates futures were characterized by volatile trading conditions. In spite of this, there was little net change at the end of the month. European futures were also more volatile than usual, closing up for the month.

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

The world’s equity markets recovered quickly from the London bombings and rallied throughout July, showing unexpected strength. S&P 500 futures increased by nearly 3.5%, DAX futures by 6.0%, and NASDAQ futures tacked on 7.2%. This movement allowed the stock index futures sector of the Balanced fund to be the most profitable in July.

In spite of July being a month of high volatility and directionless trading, currencies was the second-most profitable sector for the month. European currencies generally halted their slide against the US dollar, showing strength going into August. The Canadian dollar was volatile, but finished the month up only slightly.

The energy sector was also profitable, as crude oil, heating oil, unleaded gasoline, and natural gas all set new highs for the year.

The interest rate sector was disappointing in July. Rates climbed on both sides of the Atlantic and on both ends of the curve, representing a reversal of recent trends.

To summarize, stock indices were the most profitable sector in July, turning in a profit of 2.18%. Currencies and energies were also profitable. The interest rate sector, however, brought performance down with a -3.52% performance.

The energy complex was the biggest of several notable stories in August, as supply concerns were exacerbated by Katrina, the most damaging storm ever to hit the North American continent. Frontier Fund advisors were well positioned to take advantage of the skyrocketing prices, making energy the most profitable sector by far in August. Crude oil futures rose $7.29 to close the month at $68.94 per barrel, unleaded gasoline futures finished at more than $2.25 per gallon, and natural gas climbed more than 44% to close at $11.472/MMBtu, all three prices new all-time highs (October delivery).

US interest rate futures reversed sharply in the second week of August, moving up through the rest of the month and finishing strongly as investors assumed that high energy prices and the damaging effects of Katrina would end the Fed’s succession of short-term rate increases. European interest rates followed suit.

The US Dollar suffered in August against all other major currencies. The Euro gained 1.86%, the Japanese Yen was stronger by 1.69%, the British Pound was up 2.62%, and the Swiss Franc increased by 2.89%. The Canadian Dollar continued an uptrend begun in May fueled by stronger energy prices, finishing 2.95% stronger against its neighbor to the south and 1.12% higher against the Euro.

The world’s stock markets, which showed strength throughout July, reversed suddenly in the beginning of August. The NASDAQ Composite finished the month 1.5% lower, the S&P 500 was down 1.12%, and the DAX was weaker by 1.16%. Bucking the trend, Hong Kong’s Hang Seng index showed strength throughout the middle of the month, but gave most of it back to finish slightly higher, up 0.15%.

Elsewhere, grains fell sharply during August. Soybean futures fell to 598 3/4, the first close below 600 since February of this year. Lumber halted a sharp slide and finished the month locked limit-up on the assumption that rebuilding in New Orleans and elsewhere in the Gulf region would result in strong demand.

Summarizing August sector performance, the energy sector was up by nearly 4%, with much smaller profits in metals and stock indices. Currencies and interest rates both contributed losses of approximately 2%, while the commodities sector was slightly negative.

Beach Series

The Beach Series commenced operations on September 24, 2004. The Beach Series – Class 1 Net Asset Value lost 5.7% and gained 1.2%, respectively, for the nine months ended September 30, 2005 and from commencement of operations through September 30, 2004, net of fees and expenses; the Beach Series – Class 2 Net Asset Value lost 3.5% and gained 1.2%, respectively for the nine months ended September 30, 2005 and from commencement of operations through September 30, 2004, net of fees and expenses.

For the nine months ended September 30, 2005, the Beach Series recorded net gain on investments of $79,435, net interest of $9,515, and total expenses of $61,375, resulting in a net increase in Owners’ capital from operations of $27,575. The Net Asset Value per Unit, Class 1, decreased from $106.01 at December 31, 2004, to $99.95 as of September 30, 2005. The Net Asset Value per Unit, Class 2, decreased from $106.84 at December 31, 2004, to $103.05 as of September 30, 2005. Total Class 1 subscriptions for the nine months were $1,063,669, and redemptions were $49,854. Total Class 2 subscriptions and redemptions for the nine month period were $61,500, and $83,490, respectively. Ending capital at September 30, 2005, was $1,539,393 for Class 1 and $147,428 for Class 2. Ending capital at December 31, 2004, was $488,932 for Class 1 and $178,489 for Class 2.

From the commencement of operations through September 30, 2004, the Beach Series recorded net gain on investments of $334, net interest of $0, and total expenses of $65, resulting in a net increase in Owners’ capital from operations of $269. The Net Asset Value per Unit, Class 1, increased from $100.00 at September 24, 2004, to $101.21 as of September 30, 2004. The Net Asset Value per Unit, Class 2, increased from $100.00 at September 24, 2004, to $101.24 as of September 30, 2004. Total Class 1 subscriptions and redemptions from commencement of operations through September 30, 2004 were $1,000 and $0, respectively. Total Class 2 subscriptions and redemptions from commencement of operations through September 30, 2004 were $14,500, and $0, respectively. Ending capital at September 30, 2004, was $1,012 for Class 1 and $14,757 for Class 2.

After ending 2004 on a nine-year low the US Dollar Index rebounded sharply in the first week of January as the currency made over 3% against the Swiss Franc and the Euro. The US Dollar had plunged in the 4th quarter on the back of concerns over the US balance of payments and the Bush administration’s seeming indifference to the currency’s decline. The start of the New Year has focused investors on the prospect of economic growth and rising interest rates in the US, which stands in sharp contrast to the outlook for Europe and Japan. The prospect of future interest rate hikes upset the US stock markets and all the indices declined. Base Metals also reacted to the currency moves; with aluminum falling over 6% on the month. Bond markets continued to exhibit an unusual degree of independence and for most part maintained relatively narrow trading ranges. Other Commodities put in a small gain on the back of our short positions in Soybeans and Wheat. The first week of January defined the performance for the month as the US dollar strengthened against the Euro. Base metals were also affected by the US dollar move and Aluminum was the poorest performer in that sector. Small gains were made on our T-Bond, Bund & JGB positions.

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

March started well with the trends of February following through to the first half of the month. The final two weeks of the month saw reversals of these trends leading to an overall loss in the Programme. The global equity markets started declining mid month, particularly in the USA as investors became increasingly nervous about the Federal Reserve’s ongoing policy of interest rate increases and the erosion of corporate profits resulting from rising energy and other commodity prices. The European and Far East markets were not immune to the decline as investors are becoming more sensitive to weak economic data from these regions. The rate increase by the Federal Open Market Committee saw the US dollar move sharply higher against the European and Asian / Pacific currencies, affecting our long Euro and British pound positions. The interest rate hike was also felt in the Other Commodities sector as both base (with the exception of Aluminum) and Precious Metals fell following the news. Energy markets had a sharp sell off but ended the month higher with Gasoline leading the way as, from a futures prospective, the summer driving season is approaching in the USA. Energy was the best sector with good profits in Gasoline and Heating Oil. Currencies lost money as the US Dollar surged higher following the US rate hike. Aluminum performed well in the Metals sector but the gains were offset by losses in Gold and Silver.

Markets remained very volatile and counter trending over the month of April leading to losses in the Beach Programs. Energy reversed its recent gains as Heating Oil and Unleaded Gasoline fell sharply during the month. In the Metals sector Aluminum was hit the hardest as significant producer selling came into the market. Indices, with a few exceptions, declined during the month with the Nikkei recording a new low for the year. Fixed Income yields declined significantly across the maturity and geographic spectrum in April with the exception of the short end in the USA. The markets focused on the disappointing IFO business climate index for Germany combined with a possible no vote in the upcoming European referendums on the European constitution. In Japan an unexpectedly weak CPI and Tokyo department store sales drove the yield on the JGB lower. In the Currency sector Yen strength hurt our positions as the market focused on continuing U.S. efforts to persuade the Chinese to let the Renminbi float or at least appreciate vis-à-vis the dollar.

All sectors in the Discretionary Program performed poorly in April; Aluminum was the worst individual market for the reasons stated above. In the Currency sector our short Yen positions were responsible for the performance. Reversals in Heating Oil, Crude and Gasoil sent the Energy sector lower.

Early May saw a continuation of the difficult trading conditions prevalent in earlier months. The second half of the month saw an improvement in performance as the US Dollar climbed through its previous high for the year, performing the best relative to the European currencies but also making gains against the major Asia/Pacific Currencies. The Beach Programs reversed their long Euro positions half way through the month making the sector a profitable one. Stock Indices suffered on the back of our short NASDAQ position as equity markets rallied. Fixed Income yields extended the decline that began in mid-March with the move being most dramatic at the long end of the European and North American markets. Gasoline and Crude drifted lower during the month causing the Energy sector to make a loss on the month. The Metals sector was primarily affected by positions in Gold and Silver. Other Commodities were slightly negative as profits in Soybean Meal, Feeder Cattle and London Coffee were offset by losses in Corn and Soybean Oil.

The Discretionary Program reversed its currency position to a long US Dollar bias during May. Reversals in NY Coffee and the NASDAQ were primarily responsible for the loss in the Commodity and Stock Indices sectors.

June was a better month for the Beach Programs. Performance mainly came from the Financial sectors. The Currency sector benefited mainly from positions in the Yen and the Euro as the US dollar strengthened during the early part of the month. European and Asia / Pacific equity indices moved higher despite rising energy costs. The FTSE and the IBEX Index in Spain were the best performing markets in that sector. Fixed income yields extended their declines during the month, profits came from positions both at the long end and the short end with the Bund and Short Sterling being the main drivers. Energy prices continued to rise during the month as market participants believe that OPEC does not have the ability to hold prices below $50 per barrel through increased production. Gasoline was the best performing market in June. The Commodity sector was disappointing, both base and precious metals put in a mixed performance with Gold and Copper rising but Silver and Nickel falling. The Soybean complex was affected by weather implications as the market watched to see what the impact of the various hurricanes would be.

In the Discretionary Program, the Currency sector was the best overall performing sector in June on the back of positions in €/Cadand $/Yen. All financial sectors performed well as did the Energy sector where prices continued to climb during the month.

The main story for the July was the dramatic move in Bond yields in the USA. The initial catalyst appears to have been a stronger-than-expected June ISM Purchasing Managers Survey which drove 10-year Treasury yields back above 4.0%. Other positive surprises throughout the month appear to have bolstered the economy—Retail Sales and University of Michigan confidence are notable examples. On the positive side, for the Beach Programs, this improved outlook for the economy helped push the S&P to its best level in over 4 years. European & Asia/Pacific Indices also moved substantially higher during the month as upbeat economic data and generally positive second quarter earnings reports fed the market. The US Dollar maintained a broad consolidation range for most of the month, and the losses in the Programs came mainly from positions in the Canadian dollar and the Euro/Sterling cross. The Energy complex had a relatively quiet month although Heating Oil fell back from its seasonally unusual parity with Gasoline. Metals and Commodities had a quiet month.

The Discretionary Program lost -2.74% in July, bringing year to date performance to -17.09%. Stock Indices were the best performer with good profits coming from the European and Far East Indices. In the Interest Rate sector the main losses came from positions in T-Bonds and Euribor.

The main story for August was the large upward move in energy prices towards the end of the month. The DJ-AIG Index jumped 5.9% on August 29th when Hurricane Katrina hit the Gulf Coast, shutting off 1.4 million barrels per day of oil production and 8.3 billion cubic feet of natural gas production. While the oil shortage may be eased by drawing on the strategic oil reserves, natural gas has no such buffer. Global equity markets exhibited an increased sensitivity to rising energy prices earlier in the month and therefore declined. Japan proved an exception, recording meaningful gains after a surprisingly upbeat report from the BOJ and a sharp rise in machinery orders. The US Dollar Index declined over 1% in August; the main beneficiaries being the European currencies. Yields on fixed income securities with maturities of 3-years or longer began to decline with the most dramatic move being in the US. Metals, with the exception of Silver, moved higher. Industrial metals are becoming increasingly responsive to demand and economic cycles and the emergence of China have helped refocus attention to them. Other Commodities had a quiet month with prices generally declining over the month.

The Discretionary Program gained 4.19% in August, bringing year to date performance to -13.62%. Good performance came from the Energy Sector with Unleaded Gasoline being the main performance driver. Currencies was the poorest sector with the main loss coming from a British Pound position. Stock Indices performed on the back of our long Topix and Nikkei holdings.

Global Stock Indices provided the main performance in September. Whilst the US Stock Indices were generally lower on the month, European and Asian markets surged higher. In Japan, the LDP’s victory appears to have added psychological support to already growing economic momentum. The Currency sector also had a good month as the Dollar Index erased its August decline. The US Dollar, which had fallen on the back of rising oil prices, rallied as these settled down. European currencies also took an additional knock after Angela Merkel failed to win a decisive majority in the German Elections. The Japanese Yen also fell against both the US and Canadian dollars. Interest Rates had a flat month as the Discretionary portfolio received some good short-term signals to reduce its positions, therefore managing to avoid potential losses. Energy prices, with the exception of Natural Gas, fell during September, giving back some of their recent gains. The Metals sector was mixed with Precious Metals performing well and Base Metals having a mixed time as Copper moved higher but Nickel fell back. Other Commodities also had a diversified performance; Sugar performed well as did the Meat sector but Grains and Oilseeds put in a mixed performance.

The Stock Indices sector was the main profit driver with the TOPIX and IBEX indices being the best performers. In the Currency sector the portfolio’s positions in the Canadian $ and Euro performed well.

Campbell/Graham Series

The Campbell/Graham Series commenced operations on February 11, 2005. The Campbell/Graham Series – Class 1 lost 5.2% for the period since commencement of operations through September 30, 2005, net of fees and expenses; the Campbell/Graham Series – Class 2 lost 3.4% for the period since commencement of operations through September 30, 2005, net of fees and expenses.

For the period from commencement of operations through September 30, 2005, the Campbell/Graham Series recorded net gain on investments of $950,290, net interest of $48,340, and total expenses of $414,375, resulting in a net increase in Owners’ capital from operations of $584,255. The Net Asset Value per Unit, Class 1, decreased from $100.00 at commencement of operations on February 11, 2005, to $94.83 as of September 30, 2005. The Net Asset Value per Unit, Class 2, decreased from $100.00 at commencement of operations on February 11, 2005, to $96.64 as of September 30, 2005. Total Class 1 subscriptions for the period since commencement of operations to September 30, 2005 were $13,873,030, and redemptions were $254,803. Total Class 2 subscriptions and redemptions for the period since commencement of operations to September 30, 2005 were $2,061,939, and $0, respectively. Ending capital at September 30, 2005, was $14,101,649 for Class 1 and $2,162,772 for Class 2.

For the month of February, it was a difficult interest rate environment, with different pressures observable at different points along the yield curve. Consequently, our short-term interest rate positions were profitable in February, but not profitable enough to overcome the losses at the longer end of the curve. The rally in the US Dollar failed early in February and the dollar ended the month lower. However, small gains on our dollar shorts were offset by losses in our non-dollar (cross) currency pairs, resulting in losses in the currency sector overall. Equity markets were our best performers in February as they reversed again and traded higher, reclaiming the losses sustained in January. We also earned profits in the energy sector as the rally continued from the December lows, and Crude Oil again topped $50 a barrel. The K4 portfolio incurred a loss during February. Performance was primarily attributable to an abrupt price drop in global bond futures markets. Trending conditions in the equity index, zinc, and copper markets resulted in profits that offset much of the portfolio’s losses during the month.

March ended almost flat as the theme of range-bound, choppy markets continued in most sectors. Our gains were primarily in Interest Rates, as both short-term and long-term positions proved profitable and the Energy sector where crude and products prices made new highs. The US Dollar closed higher for the month, reversing the long-term downtrend, and was a negative for our positions. We also incurred losses in our non-dollar Currency positions, making this the worst performing sector in Q1. Equity Index markets also reversed and ended the month lower, with resultant losses to our portfolios. The current interest rate environment continues to be a very difficult one and has arguably contributed to the lack of direction in many of the other markets we trade. This condition may continue for some time. While reporting monthly flat performance is certainly easier than reporting losses, delivering attractive absolute and risk-adjusted returns remains our primary goal. Extended periods of flat or poor returns along the way are inevitable, and we shall not falter in our commitment to maintain the discipline which we know is so important for success in the longer term. March was a mixed month for Graham’s long-term trend-following programs. Losses recorded by our trend-following programs during the period were driven primarily by continued trendless price movements in global currencies, equity indices, and bonds. Spanning the two-month period from February 1 to March 31, 2005, the S&P 500 Composite Price Index, the U.S. Dollar Trade Weighted Index, and the J.P. Morgan Global Government Bond Index price movement has been choppy, with price trends not being sustained for much more than a few weeks. Our trend-following programs generally exhibited positive performance in the energy, metals, and short-term fixed income markets, offsetting a portion of the losses recorded during the month. While recent performance has been adversely affected by sharp trend reversals and general short-term choppy price patterns across a number of markets, we remain confident that the discipline to adhere to our successful systematic strategies will continue to serve us and our clients well over the long-term. Of course, we are actively conducting research to ensure that we continue to learn from the experiences that the markets provide us.

The US Dollar ended the month only slightly higher, but currencies were Campbell’s best performing sector in April. Fixed Income instruments continued the rally which began in late March and were also profitable. The Energy sector, one of our best performers in March, was the worst performer in April. Crude Oil prices fell by almost $8 a barrel, which combined with the related sell-off in other energy products, left us with losses in this sector. Equity Indices were also negative with stock prices ending lower following sharp declines mid-month.

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

The apparent breakdown of the EU constitutional ratification process was a key development late in the month causing investors to readjust their expectations for the Euro. The shift in favor of the US Dollar topped off a six week rally that led the greenback to its highest levels since before the US elections last year. The strong reassertion of the Dollar’s strength benefited our positions in the currency sector.

The fixed income sector was Campbell’s best performer in May. Sustained strength at the long end of the yield curve in the face of relentless Fed tightening continues to confound a large part of the investment community. And while recent economic reports have been ambiguous, traders managed to push the benchmark US 10-year Treasury yield once again below 4%. Even though such a low level is more than a bit surprising this late in the cycle, the move has been persistent enough for our models to benefit.

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

Campbell’s most profitable positions were in the US Dollar, up sharply in June to new six-month highs, as the Euro and Yen continued a steep six-week slide. A further flattening of the yield curve provided a profitable opportunity for Campbell’s models and the fixed income sector was one of the best performers for the month. Several energy markets made new all-time highs in June and continued to generate positive returns for Campbell’s portfolios.

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

Campbell & Company reported their fourth consecutive monthly gain in July. Markets were rattled following the Chinese currency revaluation, but much of the initial decline in the US dollar was recovered the following day. Equity markets ended the month broadly higher and were Campbell’s most profitable sector while the Interest Rates sector traded lower and generated their largest losses. Energy markets traded lower early in the month, but ended near all-time highs and at a profit for long positions. July returns demonstrated the virtue of diversification as some of the best performing sectors year-to-date posted losses, while the most difficult sector this year (Equities) delivered the best return in July.

Graham’s systematic trend-following programs generally encountered losses during the month of July, with the exception of the GST program, which reported a net gain of 1.5%. Overall, the trend-following programs incurred losses in global bond futures as prices in the U.S. reversed recent bullish trends and prices in Europe and Japan exhibited short-term trendless patterns during the month. In the U.S. fixed income markets, yields moved higher in reaction to generally positive U.S. economic news released throughout the month and statements by FOMC Chairman Alan Greenspan indicating the U.S. economy is strong and is expected to remain so. After declining during the first half of the month, bond prices in Europe and Japan rose following China’s decision to end the decade long peg of the Yuan to the U.S. Dollar, but ultimately prices drifted lower after subsequent indications of economic growth in those regions. Solid profits that resulted from continued bullish trends in global equity indices offset a sizable portion of the losses incurred in the fixed income markets. Positions held in the Japanese Yen were also profitable despite significant short-term volatility spurred by China’s announcement regarding the Yuan.

For Campbell, August was a disappointing month in which sharp trend reversals occurred in each of the major financial sectors, resulting in significant losses in all of the portfolios. The tragedy that struck the US Gulf Coast at the end of the month was stunning in scope, and its impact will be felt for many months, but it was a series of major trend reversals that generated the losses in August.

Currencies was the worst performing sector. The US Dollar peaked at the end of July, then reversed sharply and traded close to its recent lows at the end of August. A similar reversal occurred in the Interest Rates sector, resulting in losses at both ends of the yield curve. Equities trended higher in July, but record energy prices caused a sharp sell-off and resulted in losses in this sector. Energy was the only profitable sector in Campbell’s portfolios in August, but the size of positions was not sufficient to offset the losses incurred in the financial sectors.

Three of Graham’s four systematic trend-following programs recorded positive performance during August due to significant bullish price moves in the energy markets throughout the month, led by natural gas futures, which surged 45%. However, the K4 program reported a net loss of -1.65% (at 1.5x) as losses recorded in currencies and global bond futures outweighed strong profits from positions in the energy sector. The sharp increases in energy prices were mainly attributed to supply concerns that arose due to a variety of unrelated factors including the disruptive affects of Hurricane Katrina, gasoline demand in the U.S. during the end of the summer driving season, and the death of Saudi Arabia’s King Fahd early in the month. Losses during the month were primarily attributed to volatility in the currency markets which concluded with the U.S. dollar falling between 1% and 3% versus the Euro, Swiss Franc, and Japanese Yen amid signs of improving economic conditions in Europe and Japan combined with mixed economic reports in the United States. The global bond futures markets were also affected by these economic reports as well as Hurricane Katrina as prices rallied sharply after the first week of the month resulting in small losses for Graham’s trend-following programs.

Campbell reported positive returns in September as many of the trends in the major financial sectors resumed their course. The same sectors that reversed so sharply in August were the most profitable for September, while Energy, the only sector that was profitable in August, made losses in September as crude oil prices finally settled lower.

The US Dollar rallied strongly from the start of the month following the late-August sell-off, and again approached the highs for the year. Although Campbell lost money on some non-Dollar trades, the Currency sector proved profitable overall. Equally profitable for the portfolios and a welcome relief for many investors, Equities also finished mostly higher. Fixed income instruments ended lower after the sharp reversals in August, and provided solid gains for short positions.

Graham’s system trend-following programs recorded profits during September, with the K4 (1.5x), Diversified, and GST portfolios reporting particularly strong gains. The K4 (1.5x) program, used in The Frontier Fund, increased 1.8%.

Graham’s performance during September was primarily attributable to continued strong upward trends in the Japanese and European equity index markets. In Europe, prices moved higher early in the month on optimism regarding economic growth as elections in Germany approached during mid-month. European equities also reacted favorably to better than expected U.S. economic reports released in the aftermath of Hurricane Katrina. In Japan, the Nikkei and Topix equity indices climbed to four-year highs on continued expectations of economic growth following comments from Japan’s central bank suggesting deflation may be subsiding in the near future. The re-election of Japan’s current Prime Minister, who has overseen much of its recent economic growth, bolstered Japanese equity markets early in the month. Smaller gains recorded by Graham’s trend-following programs resulted from bullish trends by the U.S. and Canadian dollars versus major global currencies. These trends were enhanced, in part, by the impasse of Germany’s election and China’s announcement to widen the trading band of the Yuan against the Japanese Yen and the Euro. Extreme short-term volatility in crude oil and the European fixed income markets and sharp price reversals in U.S. fixed income markets led to losses during the month that offset a portion of the profits recorded by the trend-following programs. The choppy conditions in crude oil, which declined 4% in September, were caused by continued supply uncertainties following the destruction in the Gulf of Mexico brought on by Hurricanes Katrina and Rita coupled with the U.S. and other nations making emergency crude oil stockpiles available for U.S. consumption.

C-View Currency Series

The C-View Series commenced operations on September 24, 2004. The C-View Currency Series – Class 1 lost 2.1% for the nine months ended September 30, 2005, net of fees and expenses; the C-View Currency Series – Class 2 gained 0.1% for the nine months ended September 30, 2005, net of fees and expenses. There was no change for either series during the period operations commenced through September 30, 2004.

For the nine months ended September 30, 2005, the C-View Currency Series recorded net gain on investments of $222, net interest of $1,585, and total expenses of $7,192, resulting in a net decrease in Owners’ capital from operations of $5,385. The Net Asset Value per Unit, Class 1, decreased from $102.67 at December 31, 2004, to $100.54 as of September 30, 2005. The Net Asset Value per Unit, Class 2, increased from $103.47 at December 31, 2004, to $103.62 as of September 30, 2005. Total Class 1 subscriptions and redemptions for the nine months ending September 30, 2005 were $134,792, and $16,279, respectively. There were no Class 2 subscriptions; Class 2 redemptions were $375,000 for the nine months ending September 30, 2005. Ending capital at September 30, 2005, was $133,648 for Class 1 and $63,135 for Class 2. Ending capital at December 31, 2004 was $16,586 for Class 1 and $442,069 for Class 2.

From the commencement of operations through September 30, 2004, there were no revenues or expenses. The Net Asset Value per Unit, Class 1, decreased from $100.00 at September 24, 2004, to $99.96 as of September 30, 2004. The Net Asset Value per Unit, Class 2, decreased from $100.00 at September 24, 2004, to $99.99 as of September 30, 2004. Total Class 1 subscriptions and redemptions from commencement of operations through September 30, 2004 were $1,000, and $0, respectively. Total Class 2 subscriptions and redemptions from commencement of operations through September 30, 2004 were $2,000, and $0, respectively. Ending capital at September 30, 2004, was $1,000 for Class 1 and $2,000 for Class 2.

The first week of January saw a sizeable recovery in the US$ with the Euro registering its greatest decline in one week since inception. This was caused by both a liquidation of heavily US$ negative positioning and also the genesis of a belief that the US$ may at present levels have fallen far enough to help in addressing the sizeable US trade and current account deficit. Some faint signs that the US administration is also starting to focus on addressing this issue domestically also helped the recovery. As a component of US$ strength was the development of a theme that we expect to progress through the year of general Asian currency strength versus European currencies. After an unsteady start the market has already started to place a reliance on the positive progression of higher yielding minor currencies with a confidence to which we do not fully subscribe. The sharp US$ recovery did not suit our positions and it was this and the decline in the value of some of our cross currency strategies that caused the first few days of the year to be negative. However with some judicious shorter term trading and the development of the Asian versus European theme to which we more fully subscribe that allowed us to finish the month with only a marginally negative result. From a portfolio perspective, we made gains in exposures short of US$ versus Indian Rupee, Philippine Peso and Brazilian Real but we suffered a moderate loss being short Chilean Peso. Small losses in the US$ against Argentinean and Chinese Yuan were partially offset against small profits made in US$ against Thai Bait, Singapore and Taiwan Dollar. Our perception that the South African Rand was too strong proved incorrect and we generated losses in short positions. In Euro crosses we made gains in the Czech Koruna, Polish Zloty, Slovakian Koruna but experienced offsetting losses as the Euro rose against the Norwegian and Swedish Krone. There was also a gain in Turkish Lira against the Euro. In short term trading strategies we made solid gains in Euro versus Japanese Yen and US$ but a loss in Euro versus Swiss Franc. We had successful trading Swiss Franc versus GB Sterling and US$ against the Japanese Yen, but had losses in Euro against GB Sterling and GB Sterling against the dollar.

February was an inconclusive month in the Foreign Exchange market. In the early part of the month the US$ continued the recovery which had commenced in January. However, and in spite of generally good economic numbers out of the US, the US$ commenced a decline from higher levels from the middle of the month. It may well be that the overwhelming weight of a poor trade, current account and budget deficits are burdens that are still too great to allow for any protracted recovery in the US$. Some tentative early signs of a further backing up in US long rates also failed to assist the US$ and the majority of opportunities in the Foreign Exchange market were frequently yield driven. As we have mentioned before we do not at present share the markets enthusiasm for extensive yield plays in an environment where we anticipate increasing US rates so a number of our portfolio strategies this year are focused upon relative value opportunities. From a portfolio perspective the continued appreciation of Asian currencies contributed to gains and we generated positive returns in positions long of New Zealand $, Philippine Peso, Singapore $ Taiwan $, this was somewhat offset by a loss in US$ versus Indonesian Rupiah. We also generated gains being long Mexican Peso and short South African Rand both against the US$ and GB Pounds. A position long of Brazilian Real was profitable but was offset by our being stopped out of a short Chilean Peso position In Euro crosses we made gains in the Norwegian Krone, Polish Zloty, Slovakian Koruna and Turkish Lira versus the Euro but experienced offsetting losses as the Euro declined against the Hungarian Forint. There was also a gain in Turkish Lira against the Euro. In short term trading strategies we made solid gains in Euro versus the US$, GB Pound versus the US$ and in Euro versus Swiss Franc. We had losses in US$ and GB Pound versus Japanese Yen and Australian $ versus the US$.

A month (March) in which the competing influences of the weight of the US trade, current account and budget deficits having a negative effect on the US$ and steadily increasing US interest rates and lackluster economic performance elsewhere in the Euro zone and Japan having a positive effect failed to be resolved. The result of this was that US$ weakness in the early part of the month was followed by some strengthening toward the end of the month. The rising oil price was considered by the markets at the margin to be US$ positive. The main feature of the month was a fall in the value of a number of yield and emerging market currencies which reacted badly to the prospect of higher oil prices and higher US interest rates, together with a market that had built up substantial long yield currency positions. As we had anticipated weaker minor currencies and have been positioned more in relative value opportunities we were not initially impacted by this deterioration. However we accumulated some new positions before the weakening had run its course and these caused some portfolio losses. Coupled with a lackluster month in trading the result was that we posted a weak result. From a portfolio perspective we experienced losses in US$ versus Indonesian Rupiah and US$ versus Taiwan Dollar as the US$ reversed toward the end of the month. We were also affected by attempting long Brazilian Real against the US$, and long Turkish Lire against the Euro before the US$ rally had run its course. There were gains in US$ versus New Zealand $, Philippine Peso and Polish Zloty but these were partially offset by a loss in US$ versus Singapore $. In Euro crosses we made gains in the Canadian Dollar, Swiss Franc, Czech Koruna and Hungarian Forint, versus the Euro, but experienced offsetting losses as the Euro rallied against the Polish Zloty, Swedish Krone, Norwegian Krone, and Slovakian Koruna. In short term trading strategies we made gains in Euro versus the US$, GB Pound and Swiss Franc versus the US$. We had losses in Euro versus GB Pound and US$, GB Pound and Euro versus Japanese Yen.

The release of US economic data throughout April, although relatively poor, was offset by weaker economic numbers from the Euro zone, leaving the foreign exchange market to drift fairly aimlessly throughout the month. Concern about upward pressures on U.S rates continued in the early part of April, causing liquidation of minor currency yield positions and leading to increased volatility in those markets. Talk of early redemption of Russia’s Paris debt prompted a recovery in the Euro which caused some portfolio losses. The possibility of a peg adjustment from China continued, but mitigating this were concerns about higher rates which meant that volatility remained high in the regional currencies, especially the Asian pairings. This resulted in some appreciation of the Japanese Yen. The whipsaw actions that were evident across the markets in general not only damaged some of C-View’s core Portfolio positions but had a generally detrimental affect on their trading, leading them to post a weak performance result.

From a portfolio perspective C-View was adversely affected by long Taiwan $ and long Philippine Peso positions, experienced losses in maintaining a long Turkish Lira position against the Euro, and also gave back gains from long Polish Zloty against the Euro. There were some gains in the US$ against the Argentine Peso, Canadian Dollar and Swedish Krone, and Euro versus Swedish Krone and Norwegian Krone.

C-View’s short term trading results were mixed with gains in US$ against Australian $ and in the Euro versus the Swiss Franc and Japanese Yen, these gains, however, were partially offset by losses in Euro against GB Sterling. Gains in short term trading were largely negated by losses in Euro/Dollar and US$ against GB Sterling.

May started with a repeat of the range bound trading conditions C-View had experienced for most of the early part of 2005 but became quite different due to two factors. Firstly an improvement in the economic data out of the US coincided with further evidence that the Euro zone economy was at best limping along.

On the economic front we saw better than expected trade figures and very robust retail sales data from the U.S along with strong payrolls. Secondly and more importantly the prospect and then the reality of the French Referendum on the European Constitution proved a catalyst for markets to reassess the prospects for the Euro zone from a political as well as economic perspective. This prompted a fall in the Euro versus the US$ and a number of other currencies toward the end of the month and underscored US$ strength in general. Continued talk of a Yuan revaluation was the initial focus of the markets in May, causing continued volatility in Asian pairings, and an extension of the whipsawing actions that we experienced during April. The GB Pound came under renewed selling pressure with talk of a Euro parliament veto of the ability of the U.K to opt out of the proposed working week limitations.

From a mediocre start to the month, where range bound markets made it difficult for C-View to generate consistent revenues from both a portfolio and short term perspective, they were well positioned for the decline in the Euro and GB Pound and the associated US$ strength.

From a portfolio perspective, C-View managed to capture good returns from the decline in the Australian $, New Zealand $ and South African Rand, along with the continued weakening of the GB Pound.

C-View posted good returns in positions long of Mexican Peso versus both Euro and GB Pounds. On the negative side maintaining long Euro versus Polish Zloty was detrimental but this was more than offset by gains in short Euro versus Norwegian Krone positions which benefited from the first signs of the authorities being prepared to raise interest rates.

Short term trading results were again mixed as the USD tended to trade in a whipsaw fashion during the first half of the month. We saw short term gains in Eur/Usd, Gbp/Usd, and Australian Dollar, but saw losses in Canadian Dollar.

In June, there was a continuation of the USD rally that started in April. Although we continued to experience underlying strength in the US unit, the move higher was not as impulsive as many commentators expected. A further rate rise from the FOMC and an unchanged bias provided further incentive for USD buying, but despite this and talk of rate cuts in Euroland, a break of the psychological 1.20 level in Eur/Usd proved elusive. Economic data out of the U.S. was on the whole positive while European figures remained weak, and the negative sentiment regarding EU continued. Elsewhere, from an interest rate perspective, a 25 bp hike from the Norges bank prompted some profit taking from short Euro/ Kroner positions, but overall the currency remained strong, whilst a 50 bp cut from the Riksbank was the precursor to further weakness of the Swedish Kroner. In the Latin sphere the Brazilian Real continued to attract the yield hunters despite talk of increased Usd buying interest from the Central bank for the remainder of 2005, and the Mexican Peso also extended its gains, even though the tightening cycle was perceived to have ended. Despite a fairly strong start to the month, C-View struggled with some of their shorter term trading, and consequently their overall returns for the month were satisfactory rather than exceptional.

From a portfolio perspective we again realized strong revenues from the continued decline in the New Zealand and Australian Dollars, and we also maintained long Brazilian Real positions against the US dollar and the Chilean Peso. From an Asian perspective we benefited from the continued strength of the Philippine Peso, and the Indonesian Rupiah, but gave up some of these gains in Thai Batt. Maintaining short Euro positions against the Hungarian Florint and Polish Zloty, proved successfu , but these gains were partly offset by losses in short Euro / Japanese yen positions. In short term trading results were again mixed. Despite realising good gains in short British Pound position against the US Dollar, Euro and Swedish Krone, we experienced losses in Euro/Swiss Franc and Australian Dollar.

Despite the fact that cyclical data out of the US remained robust in July, which had the effect of keeping equities near their four year highs and prompting bond yields higher, the US currency began to struggle to post any new gains. There was continued talk within the FX market that reserve management / diversification had started to cap dollar strength, and the euphoric forecasts of sustained US dollar strength began to fade towards the end of the month.

The long awaited announcement from the Chinese on the loosening of its exchange rate regime had a limited impact and there was some disappointment within the market with the lack of reaction from other Asian units, especially the Japanese Yen, as upcoming political worries in respect of the Postal Vote damaged positive Yen sentiment.

C-View posted a strong start to July, but as the momentum in the strength of the dollar subsided they gave up some gains and the remainder of the month provided less opportunity with the market becoming range bound.

From a portfolio perspective, C-View continued to realize good returns from the strength in the Brazilian Real. Weakness in both Australian and New Zealand dollars was another theme from which they continued to benefit during the first half of the month with notable gains from short New Zealand $ versus Canadian $. They also benefited from the Chinese adjustment to the Yuan Peg, and the positive affect the realignment had on other Asian currencies and showed gains in Singapore $, Korean Won and Hong Kong $. On the negative side we suffered from the continuing strength displayed by the Chilean Peso.

Short Euro positions against the Polish Zloty and short British pound/Swedish Krone positions also produced some added gains, but on the negative side, continued strength in Euro/Sterling proved difficult. In short term trading, there were losses in Japanese Yen against both the US Dollar and Euro and the Canadian dollar, offset by realized gains in long Euro/ Dollar views.

August proved to be an uninspiring month for the Foreign Exchange market with range trades holding sway for the most part. The exception to this theme was predominately the Asian currency block that displayed weakness against the US$, partially due to the higher oil and also as a number of Asian currencies displayed a somewhat negative reaction to the relatively small size of the prior month’s Chinese revaluation. The Japanese Yen weakened after the Japanese governments defeat in the postal vote, despite the continued, positive improvement in the Nikkei. The price of crude also had a positive influence on the Norwegian Kroner, while on the negative side it also contributed to an 8% decline in the value of the Indonesian Rupiah.

The British Pound displayed renewed strength following improved PPI and Trade numbers although C-View continued to view the rally in sterling as a selling opportunity.

C-View’s performance for the August was somewhat disappointing because after a robust beginning they experienced a number of trading setbacks caused by short term moves.

From a portfolio perspective, C-View realized good gains in short Indonesia Rupiah and Taiwan $ versus US$ as the Asian currencies weakened. Their continued belief in the strength of the Norwegian Kroner also proved well founded both against the US Dollar and the Euro. They also realized gains on Brazilian Real long positions and long Swiss Franc positions against the Japanese Yen. On the negative side, they experienced losses on Chilean Peso and long Australian Dollar positions against the New Zealand Dollar and US$

In shorter term trading, C-View suffered losses in the GB Pound as it strengthened against both the Euro and US$ as well as the Canadian dollar and the Euro against the Japanese Yen.

Early September trading was heavily impacted by the arrival of Hurricane Katrina and the subsequent devastation in Louisiana. The resultant spike in the price of crude oil, along with perceived poor response from the Bush Administration, prompted a sell off in the US dollar. Elsewhere, while the Japanese Yen, Indonesian Rupiah and Korean Won also weakened with the rise in Crude, the major beneficiary was the Canadian Dollar, which continued to show fundamental strength on the back of higher energy and commodity prices. The effects of Katrina also caused some concerns that the Federal Reserve might alter policy slightly to cope with any detrimental effects the storm might have on the US economy in the near future, again causing selling pressure on the US unit, the Fed’s statement however, retained a hawkish tone.

In the UK, economic data continued to show a soft tone increasing concerns about the future strength of the economy.

Overall trading results for September were disappointing, as C-View was unable to capitalize on a robust start and gave up too much alpha in their short term trading results.

From a portfolio perspective C-View produced good revenues from short sterling against Canadian dollar views. They also continued to benefit from the continued weakness in the New Zealand Dollar, as well as renewed strength in the Norwegian Kroner. These gains were negated, however, by losses from short sterling positions against the Japanese Yen.

C-View’s short term trading results in the dollar block caused the biggest drain on the month as they realized losses in the US unit against the Swiss Franc, Japanese Yen and Australian dollar. On the positive side, shorter term Euro and Pound Sterling views proved more productive.

Dunn Series

The Dunn Series commenced operations on September 24, 2004. The Dunn Series – Class 1 Net Asset Value lost 17.8% and 5.2%, respectively, for the nine months ended September 30, 2005 and from commencement of operations through September 30, 2004, net of fees and expenses; the Dunn Series – Class 2 Net Asset Value lost 16.0% and 5.2%, respectively, for the nine months ended September 30, 2005 and from commencement of operations through September 30, 2004, net of fees and expenses.

For the nine months ended September 30, 2005, the Dunn Series recorded net loss on investments of $392,352, net interest of $19,390, and total expenses of $12,204, resulting in a net decrease in Owners’ capital from operations of $385,166. The Net Asset Value per Unit, Class 1, decreased from $104.96 at December 31, 2004, to $86.25 as of September 30, 2005. The Net Asset Value per Unit, Class 2, decreased from $105.77 at December 31, 2004, to $88.89 as of September 30, 2005. Total Class 1 subscriptions for the nine months were $100,793, and redemptions were $19,430. Total Class 2 subscriptions and redemptions for the nine month period were $5,061 and $1,781,795, respectively. Ending Capital at September 30, 2005, was $176,496 for Class 1 and $136,636 for Class 2. Ending capital at December 31, 2004, was $117,047 for Class 1 and $2,276,622 for Class 2.

From the commencement of operations through September 30, 2004, the Dunn Series recorded net loss on investments of $104,616, net interest of $5, and total expenses of $109, resulting in a net decrease in Owners’ capital from operations of $104,720. The Net Asset Value per Unit, Class 1, decreased from $100.00 at September 24, 2004, to $94.82 as of September 30, 2004. The Net Asset Value per Unit, Class 2, decreased from $100.00 at September 24, 2004, to $94.85 as of September 30, 2004. Total Class 1 subscriptions and redemptions from the commencement of operations through September 30, 2004 were $1,000 and $0, respectively. Total Class 2 subscriptions and redemptions from the commencement of operations through September 30, 2004 were $2,033,500 and $0, respectively. Ending Capital at September 30, 2004, was $948 for Class 1 and $1,928,832 for Class 2.

The DUNN Combined Financial portfolio, the program specifically designed for the Dunn Series by the Trading Advisor, experienced losses in January. Gains in US and non-US interest rates were cancelled out by losses in equities and energies leaving the choppy currency market to dominate the month’s results as foreign currencies sold off against the dollar. These moves were largely supported by comments made by Secretary Snow that the Administration wants a strong dollar, adding that the focus will be on deficit reduction and other steps to sustain the dollar’s strength. These comments caught many investors off guard as most market participants expected the dollar to continue declining as it did in 2004. Energies bottomed out early in the month, largely supported by production cuts that were enacted in early January by OPEC producers. Continued tensions in Iraq, particularly the assassination of the Governor of Baghdad and impending elections at the end of the month kept an added premium in the market. Bonds staged quite a comeback of their own in January, as December’s Non-Farm Payroll numbers were pretty much in line with expectations. The economic releases point to growth, but inflation and inflationary expectations look to be in check. Fed officials are standing pat on their “measured pace” stance, but continue to monitor economic data. The bond markets certainly aren’t trading like they are concerned about inflation. Stocks gave back most of their December gains.

The DUNN Combined Financial portfolio experienced losses in February. In February the Federal Reserve raised the Fed Funds rate by 25 basis points to 2.5% as expected. The dollar showed strength earlier in the month on Greenspan’s comments that market forces may be on the verge of stabilizing the current account deficit. Bush’s budget forecast also appeared to boost the dollar. The strong dollar trend reversed sharply late in the month largely due to the rumor that South Korea was diversifying its foreign reserves out of dollars and into other currencies creating fear that Japan and China would follow suit. In short, sustained trends have yet to materialize this year.

The DUNN Combined Financial portfolio experienced losses in March. A strong February non-farm payroll and surging raw commodity prices pressured the US Treasury market, providing positive traction to our short US sovereign debt positions. Also the Federal Open Market Committee raised the fed funds rate another 25 basis points as expected. Interest rate differentials helped the dollar stage a rally mid-month as the European Central Bank and the Bank of England passed on raising rates at their monthly meeting. As a result we experienced losses in our short non-U.S. interest rate positions and long foreign currency positions. Even though OPEC increased its production quota by 500,000 barrels per day, crude oil prices kept their torrid pace, and we were able to profit from it. All-in-all major trends are yet to develop this year.

Strong gains in non-U.S. sovereign debt sector were insufficient to offset losses in others sectors for April. Energy prices weakened in response to build-ups in oil stocks coupled with downgraded forecasts of oil demand by the International Energy Agency. Softer economic data, including a weaker than expected non-farm payroll print, facilitated a US Treasury market rally, which pressured our short U.S. sovereign debt positions. Currency markets continue to look for direction as interest rate differentials and a revaluation of the Yuan in China continue to be the focus.

The U.S. Federal Reserve raised its overnight lending rate to 3.0% during May while the Bank of England and the European Central Bank both left their rates unchanged, contributing to a gain for the Dunn Series in May. Dunn benefited from its long U.S. and foreign bond positions, and short foreign currency positions, as the dollar’s rally against the Euro, Swiss Franc and Japanese Yen continued in May. France’s decision not to ratify the European Union constitution also undermined the Euro.

The DUNN Combined Financial portfolio gained in June. The words of various central bankers spoke louder than any concrete actions, but seemingly were sufficient to propel global fixed income markets higher. First, comments by US Federal Reserve (Fed) member Richard Fisher suggested that the Fed was nearing the end of its rate hike cycle. This was followed by a statement from the European Central Bank’s (ECB) chief economist, Otmar Issing, that the markets almost always correctly predicted the ECB’s actions, suggesting to many that a rate cut was in the cards for the European Union (EU), particularly after Sweden’s central bank, the Riksbank, cut its repo rate by 50 basis points. The Bank of England’s minutes from its June monetary policy meeting showed that two of its nine members voted to cut rates at its last meeting. Currency markets continued to see the dollar rally as the possibility of lower rates in the EU and UK coupled with the expectation of at least one more rate hike in the US favored the greenback.

The DUNN Combined Financial portfolio lost 4.12% in July. Stronger than expected economic data provided strength to global stock markets, adversely pressuring Dunn’s long global fixed income positions. In his semiannual testimony before Congress, Fed Chairman Alan Greenspan re-emphasized that the Fed’s outlook is one of sustained economic growth and contained inflationary pressures. The dollar moved somewhat higher during the month on expectations that the Fed would continue to increase the Fed Funds rate at future Federal Open Market Committee meetings, benefiting Dunn’s long dollar positions. The dollar’s strength was tested late in the month as China announced a revaluation of the Yuan. The revaluation, a higher Yuan versus the US Dollar, was smaller than most had expected, only 2.1%. Energy prices firmed in July primarily on scattered refinery and production problems and continued terror concerns.

The DUNN Combined Financial portfolio lost 5.45% in August. A host of events, including the death of Saudi King Fahd, gasoline refining capacity problems, various acts of terror, and Hurricane Katrina contributed to rising energy costs. As a result, the program benefited from its pre-existing long energy positions. Unfortunately, these factors also convinced markets that the US economy would slow, which was contrary to Dunn’s interest rate and currency positions. Performance in the stock index sector was positive, mainly on the strength of Japan’s improving economic outlook.

The DUNN Combined Financial portfolio lost 5.38% in September. The beginning of the month was distinguished by market expectations that interest rates would rise in the U.S.; accordingly the program reduced many of its long U.S. (and foreign) sovereign debt positions. Later in the month the Federal Reserve did indeed raise the Federal Funds rate by 25 basis points to 3.75% as inflation concerns outweighed the potential for an economic slowdown. The Federal Reserve also said its policy is still accommodative and expected to continue raising rates at a measured pace. As Japan continues its path toward economic recovery and reform, the ruling Liberal Democratic Party handily won a majority of the seats in the lower house of the Diet. As a result, established long positions in the Japanese TOPIX and NIKKEI stock indices led the way in their sector.

Graham Series

The Graham Series commenced operations on November 19, 2004. The Graham Series – Class 1 Net Asset Value lost 17.3% for the nine months ended September 30, 2005, net of fees and expenses; the Graham Series – Class 2 Net Asset Value lost 15.4% for the nine months ended September 30, 2005, net of fees and expenses.

For the nine months ended September 30, 2005, the Graham Series recorded net loss on investments of $472,285, net interest of $50,249, and total expenses of $267,879, resulting in a net decrease in Owners’ capital from operations of $1,171,697, net of minority interests of $481,782. The Net Asset Value per Unit, Class 1, decreased from $103.57 at December 31, 2004, to $85.67 as of September 30, 2005. The Net Asset Value per Unit, Class 2, decreased from $103.92 at December 31, 2004, to $87.93 as of September 30, 2005. Total Class 1 subscriptions and redemptions for the nine months were $4,110,299 and $739,500, respectively. Total Class 2 subscriptions and redemptions for the nine months were $1,534,710 and $78,617, respectively. Ending capital at September 30, 2005 was $4,859,050 for Class 1 and $5,646,932 for Class 2. Ending capital at December 31, 2004, was $1,961,583 for Class 1 and $4,889,204 for Class 2.

With the backdrop of the U.S. Presidential inauguration and hopeful prospects for successful Iraqi elections, U.S. economic reports released during January were mixed. In the global equity markets, the major U.S. indices declined sharply, reversing rising price trends. Bond prices moved modestly higher in the U.S. and Japan for the second consecutive month, while they were mixed in Europe. In the currency markets, the U.S. dollar sharply reversed its recent bearish trend as it surged versus many major global currencies, most notably the euro, against which the U.S. dollar had reached a record low during December. Energy prices continued to move in a volatile pattern as crude oil rose 10% and natural gas increased 2% following double-digit declines in December. Base metal prices reversed their recent bullish price moves as aluminum fell 5%, nickel lost more than 2%, and copper declined slightly. In precious metals, gold fell almost 4%, its second consecutive monthly decline after reaching 17-year highs in late November. The agricultural markets finished the month with mixed results. The Graham K4 portfolio, the Trading Advisor’s program utilized by the Graham Series, incurred a loss during January. Negative results were primarily attributable to the abrupt rise of U.S. dollar versus the euro, following several months of declines. Price reversals within the global equity index markets as well as short-term volatility within the energy and aluminum markets also resulted in losses. Gains recorded by positions in the global fixed income markets offset a portion of the portfolio’s losses.

Commodity prices moved generally higher during February. Energy prices advanced for the second consecutive month as natural gas rose 6% and crude oil rose almost 7%. Base metal prices resumed their recent bullish price moves led by nickel, which rose nearly 13%, copper and zinc, which advanced more than 6%, and aluminum, which increased by approximately 4%. In precious metals, gold followed suit, rising 3%, its first increase in three months. The agricultural markets also moved generally higher as they exhibited large net price moves. Wheat, cotton, cocoa, and coffee rose between about 13% and 16%, and corn rose 9%, while sugar declined about 4% for the month. The Graham K4 portfolio incurred a loss during February. Performance was primarily attributable to an abrupt price drop in global bond futures markets. Trending conditions in the equity index, zinc, and copper markets resulted in profits that offset much of the portfolio’s losses during the month.

March was a mixed month for Graham’s K4 long-term trend-following program. Losses recorded by our trend-following programs during the period were driven primarily by continued trendless price movements in global currencies, equity indices, and bonds. Spanning the two-month period from February 1 to March 31, 2005, the S&P 500 Composite Price Index, the U.S. Dollar Trade Weighted Index, and the J.P. Morgan Global Government Bond Index price movement has been choppy, with price trends not being sustained for much more than a few weeks. The Graham K4 trend-following program generally exhibited positive performance in the energy, metals, and short-term fixed income markets, offsetting a portion of the losses recorded during the month. While recent performance has been adversely affected by sharp trend reversals and general short-term choppy price patterns across a number of markets, we remain confident that Grahams’s discipline to adhere to their successful systematic strategies will continue to serve the Graham Series well over the long-term.

April was a difficult month for Graham’s K4 long-term trend-following strategy as the month was characterized by a sharp decline in global equity index prices and generally trendless price volatility in currencies, fixed income, and commodities. The extremely choppy market conditions exhibited during the month throughout all major sectors provided a difficult environment for Graham’s K4 long-term trend-following strategy, which declined 11.22%. Losses in trend based strategies were primarily driven by a sudden drop in global equity index prices and sharp price reversals in the energy sector. Volatility within the U.S. equity markets was attributed to several factors including inflationary concerns and weak earnings reports. The sharp decline of crude oil prices was a reaction to U.S. crude inventories reaching three year highs and speculation emerging that OPEC production would be sufficient to enable these inventories to meet seasonal energy needs this summer.

Graham’s K4 trend-following strategy recorded profits during May as the month was generally characterized by bullish price moves in global bond futures and a sharp surge in the value of the U.S. dollar late in the month.

Notably, Graham’s K4 trend-following program recorded profits in the global bond futures and currency markets. In global bond futures, long positions in U.S. Treasury note and bond futures were profitable as prices moved higher throughout May. Trading in currencies was also profitable, most significantly from long U.S. dollar positions versus the euro and other major European currencies as these currencies fell sharply late in the month in response to French voters rejecting the proposed new European constitution (Dutch voters agreed with the rejection on June 1, furthering the euro’s decline). Modest losses recorded by Graham’s K4 trend-following program were incurred by positions held in the global equity index and commodity futures markets.

Graham’s K4 portfolio enjoyed generally positive performance during June, posting gains as global bond futures, equity indices, and the U.S. dollar continued their recent bullish trends despite some mid-month volatility. Graham’s systematic K4 trend-following program generally experienced good results during June. Performance was attributable to continued bullish trends within the fixed income, equity, and currency markets. Specifically, rising prices in U.S. and European bond futures and the European equity index markets resulted in notable profits during the month. Additional gains resulted from long U.S. dollar positions versus the euro and Swiss franc as the euro continued to slide during the month following the rejection of the proposed new European constitution by French and Dutch voters. Trading in tangible commodities markets resulted in small losses that offset a portion of the month’s gains.

Graham’s systematic K4 trend-following program generally encountered losses during the month of July. Overall, the K4 trend-following program incurred losses in global bond futures as prices in the U.S. reversed recent bullish trends and prices in Europe and Japan exhibited short-term trend less patterns during the month. In the U.S. fixed income markets, yields moved higher in reaction to generally positive U.S. economic news released throughout the month and statements by FOMC Chairman Alan Greenspan indicating the U.S. economy is strong and is expected to remain so. After declining during the first half of the month, bond prices in Europe and Japan rose following China’s decision to end the decade long peg of the Yuan to the U.S. Dollar, but ultimately prices drifted lower after subsequent indications of economic growth in those regions. Solid profits that resulted from continued bullish trends in global equity indices offset a sizable portion of the losses incurred in the fixed income markets. Positions held in the Japanese Yen were also profitable despite significant short-term volatility spurred by China’s announcement regarding the Yuan.

During August, the Graham K4 program reported a net loss of -1.65% as losses recorded in currencies and global bond futures outweighed strong profits from positions in the energy sector. The sharp increases in energy prices were mainly attributed to supply concerns that arose due to a variety of unrelated factors including the disruptive affects of Hurricane Katrina, gasoline demand in the U.S. during the end of the summer driving season, and the death of Saudi Arabia’s King Fahd early in the month. Losses during the month were primarily attributed to volatility in the currency markets which concluded with the U.S. dollar falling between 1% and 3% versus the Euro, Swiss Franc, and Japanese Yen amid signs of improving economic conditions in Europe and Japan combined with mixed economic reports in the United States. The global bond futures markets were also affected by these economic reports as well as Hurricane Katrina as prices rallied sharply after the first week of the month resulting in small losses for Graham’s K4 trend-following program.

Graham’s K4 trend-following program recorded gains in September, increasing 1.8%. Graham’s performance during September was primarily attributable to continued strong upward trends in the Japanese and European equity index markets. In Europe, prices moved higher early in the month on optimism regarding economic growth as elections in Germany approached during mid-month. European equities also reacted favorably to better than expected U.S. economic reports released in the aftermath of Hurricane Katrina. In Japan, the Nikkei and Topix equity indices climbed to four-year highs on continued expectations of economic growth following comments from Japan’s central bank suggesting deflation may be subsiding in the near future. The re-election of Japan’s current Prime Minister, who has overseen much of its recent economic growth, bolstered Japanese equity markets early in the month. Smaller gains resulted from bullish trends by the U.S. and Canadian dollars versus major global currencies. These trends were enhanced, in part, by the impasse of Germany’s election and China’s announcement to widen the trading band of the Yuan against the Japanese Yen and the Euro. Extreme short-term volatility in crude oil and the European fixed income markets and sharp price reversals in U.S. fixed income markets led to losses during the month that offset a portion of the profits recorded by the trend-following program. The choppy conditions in crude oil, which declined 4% in September, were caused by continued supply uncertainties following the destruction in the Gulf of Mexico brought on by Hurricanes Katrina and Rita coupled with the U.S. and other nations making emergency crude oil stockpiles available for U.S. consumption.

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

Allocation of Trading Profits or Losses—Each Series of the Trust offers two sub-classes of Units – Class 1 and Class 2. All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that Class 1 Units of each Series bear certain expenses related to the servicing of such Units. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading profits and losses of each Series are allocated daily to Class 1 and Class 2 Units based on each Class’ relative owners’ capital balance.

Each Series allocates funds to a subsidiary Trading Company, or Trading Companies, of the Trust. Each Trading Company allocates all of its daily trading profits or losses to the Series in proportion to each Series’ funds allocated to the Trading Company, adjusted on a daily basis. As of September 30, 2005, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with the each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of September 30, 2005. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Balanced Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$2,989,759	2.5%
Currencies	$6,143,447	5.2%
Stock Indices	$4,997,242	4.2%
Metals	$2,035,718	1.7%
Agriculturals/Softs	$1,281,081	1.1%
Energy	$2,281,556	1.9%
Total:	$19,728,803	16.6%

Beach Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$42,085	2.5%
Currencies	$158,779	9.4%
Stock Indices	$94,222	5.6%
Metals	$75,887	4.5%
Agriculturals/Softs	$49,875	3.0%
Energy	$74,996	4.4%
Total:	$495,844	29.4%

C-View Currency Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0%
Currencies	$12,277	6.2%
Stock Indices	$0	0%
Metals	$0	0%
Agriculturals/Softs	$0	0%
Energy	$0	0%
Total:	$12,277	6.2%

Dunn Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$113,473	5.4%
Currencies	$88,831	4.2%
Stock Indices	$82,022	3.9%
Metals	$0	0%
Agriculturals/Softs	$0	0%
Energy	$56,542	2.7%
Total:	$340,868	16.2%

Graham Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$59,744	0.6%
Currencies	$597,832	5.7%
Stock Indices	$808,997	7.7%
Metals	$93,234	0.9%
Agriculturals/Softs	$25,952	0.2%
Energy	$124,821	1.2%
Total:	$1,710,580	16.3%

Campbell/Graham Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$175,927	1.1%
Currencies	$1,096,586	6.7%
Stock Indices	$887,439	5.5%
Metals	$80,088	0.5%
Agriculturals/Softs	$18,958	0.1%
Energy	$146,290	0.9%
Total:	$2,405,288	14.8%

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held on behalf of the Series is typically many times the applicable maintenance margin requirement, which generally ranges between approximately 1% and 10% of contract face value, as well as many times the capitalization of the Series. The magnitude of each Series’ open positions creates a risk of ruin not typically found in most other investment vehicles. Because of the size of their positions, certain market conditions, although unusual, but historically recurring from time to time, could cause a Series to incur severe losses over a short period of time. The value at risk tables above, as well as the past performance of the Series, gives no indication of this risk of ruin.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of September 30, 2005, by market sector.

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

However, because certain of the Trading Advisors’ strategies involve some discretionary aspects in addition to their technical factors, certain of the Trading Advisors may occasionally use discretion in investing the assets of a Series. For example, the Trading Advisors often use discretion in selecting contracts and markets to be followed. In exercising such discretion, such Trading Advisor may take positions opposite to those recommended by the Trading Advisor’s trading system or signals. Discretionary decision making may also result in a Trading Advisor failing to capitalize on certain price trends or making unprofitable trades in a situation where another trader relying solely on a systematic approach might not have done so. Furthermore, such use of discretion may not enable the relevant Series of the Trust to avoid losses, and in fact, such use of discretion may cause such Series to forego profits which it may have otherwise earned had such discretion not been used.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust required to be included in the Trust’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes made in our internal controls during the third quarter that have materially affected or are reasonably likely to materially affect the Trust’s internal controls or financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description	Page Number
1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on March 11, 2005)	Δ

1.2	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on March 11, 2005)	Δ

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (incorporated by reference to Exhibit A to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on January 7, 2005)	Δ

4.2	Form of Subscription Agreement (incorporated by reference to Exhibit B to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on January 7, 2005)	Δ

4.3	Form of Exchange Request (incorporated by reference to Exhibit C to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on January 7, 2005)	Δ

4.4	Form of Request for Redemption (incorporated by reference to Exhibit D to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on January 7, 2005)	Δ

4.5	Form of Privacy Notice (incorporated by reference to Exhibit E to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on January 7, 2005)	Δ

4.6	Form of Application for Transfer of Ownership / Re-registration Form (incorporated by reference to Exhibit G to the Trust’s Post-Effective Amendment No. 2 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on September 30, 2005)	Δ

4.7	Form of Form of Privacy Notice (incorporated by reference to Exhibit F to the Trust’s Post-Effective Amendment No. 2 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on September 30, 2005)	Δ

10.1	Form of Escrow Agreement among the Registrant, Equinox Fund Management, LLC and the U.S. Bank National Association, Denver Colorado (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on January 7, 2005)	Δ

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC (incorporated by reference to Exhibit 10.2 to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on January 7, 2005)	Δ

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated (incorporated by reference to Exhibit 10.21 to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on January 7, 2005)	Δ

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor (incorporated by reference to Exhibit 10.3 to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on January 7, 2005)	Δ

10.4	Form of Cash Management Agreement between the Managing Owner and Merrill Lynch (incorporated by reference to Exhibit 10.4 to the Trust’s Post-Effective Amendment No. 2 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on September 30, 2005)	Δ

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.
Δ	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2005	The Frontier Fund
(Registrant)

Date: November 14, 2005

	By:	/s/ Richard E. Bornhoft
Richard E. Bornhoft
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund