Form 10-K
period 2005-12-31
FRONTIER FUND
filed 2006-03-15
CIK 1261379

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

December 31, 2005	000-51274
For the fiscal year ended	Commission file number

THE FRONTIER FUND

(a Delaware Statutory Trust)

(Exact name of registrant as specified in its charter)

Delaware	36-6815533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Equinox Fund Management, LLC 1660 Lincoln Street, Suite 100, Denver, Colorado	80264
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 837-0600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Balanced Series Class 1, Class 2, Class 1a and Class 2a Units;

Dunn Series Class 1 and Class 2 Units;

Graham Series Class 1 and Class 2 Units;

Beach Series Class 1 and Class 2 Units;

Campbell/Graham Series Class 1 and Class 2 Units;

Currency Series Class 1 and Class 2 Units;

Long/Short Commodity Series Class 1 and Class 2 Units;

Long Only Commodity Series Class 1 and Class 2 Units; and

Managed Futures Index Series Class 1 and Class 2 Units

Indicated check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company.    Yes  ☐    No  ☒

The Frontier Fund’s units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of the last business day of the Registrants most recent completed second fiscal quarter were: 915.532 for the Balanced Series, 14,706 for the Beach Series, 85,898 for the Campbell/Graham Series, 1,077 for the Currency Series, 23,573 for the Dunn Series and 107,517 for the Graham Series. Units outstanding as of December 31, 2005 were: 1,292,394 for the Balanced Series, 19,823 for the Beach Series, 258,038 for the Campbell Graham Series, 23,204 for the Currency Series, 3,736 for the Dunn Series and 88,734 for the Graham Series.

Documents Incorporated by Reference

Portions of the Prospectus filed by the registrant on February 9, 2006 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-129701) are incorporated by reference into Part I and Part II of this report.

Unless expressly stated otherwise, all information in this report is as of December 31, 2005, and the Managing Owner undertakes no obligation to update this information.

Information contained herein includes forward-looking statements that reflect the Managing Owner’s current expectations about the future results, performance, prospects and opportunities of the Trust. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in the “Risk Factors” section under Item 1A and elsewhere in this report, and unknown, that could cause the Trust’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Part I

Item 1. BUSINESS.

Overview

The Frontier Fund, which is referred to in this report as the Trust, was formed on August 8, 2003, as a Delaware statutory trust. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission, or CFTC, Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest, or the Units, in segregated pools of assets of the Trust, pursuant to the requirements of the Delaware Statutory Trust Act, as amended, or the Trust Act. The assets of each Series are segregated from the assets of other Series. The Trust is not and will not be registered as an investment company under the Investment Company Act of 1940, as amended. It is managed by its Managing Owner, Equinox Fund Management, LLC.

Purchasers of Units are limited owners of the Trust, or Limited Owners. The Trust Act provides that, except as otherwise provided in the amended and restated declaration of trust and trust agreement of the Trust dated as of August 8, 2003 by and among the Managing Owner, Wilmington Trust Company as trustee and the unitholders from time to time, or the Trust Agreement, unitholders in a Delaware statutory trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited Owners do not have any such liability.

As of December 31, 2005, the Trust had six separate Series of Units issued and outstanding: Balanced Series, Beach Series, Campbell/Graham Series, Currency Series (formerly known as C-View Currency Series), Dunn Series and Graham Series. Each Series of Units had two separate sub-classes issued and outstanding—Class 1 and Class 2. The Trust, with respect to each Series:

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

During 2005, the Trust registered up to an additional 11 million Units in Balanced Series, Beach Series (Class 1 Units only), Campbell/Graham Series, Currency Series (Class 1 Units only), Dunn Series (Class 1 Units only) and the Graham Series (Class 1 Units only) on a Registration Statement on Form S-1/A pursuant to Rule 462(b) (File No. 333-119596). As of December 31, 2005, the total Units outstanding of each Series of the Trust was 1,292,394 with respect to Balanced Series, 19,824 with respect to Beach Series, 258,038 with respect to Campbell/Graham Series, 23,204 with respect to Currency Series, 3,736 with respect to Dunn Series, and 88,734 with respect to Graham Series.

On November 15, 2005, the Trust filed a registration statement on Form S-1 (File No. 333-129701), which was declared effective on February 9, 2006. The Trust registered a total of 1,620,000 Units in such registration statement, including 270,000 Units in Balanced Series (Class 1a and 2a), 350,000 Units in Long Only Commodity Series (Class 1 and 2), 250,000 Units in Long/Short Commodity Series (Class 1 and 2) and 750,000 Units in Managed Futures Index Series (Class 1 and 2). As of March 1, 2006, no Units in such Series were issued to any person other than the Managing Owner.

As of December 31, 2005, substantially all of the assets of Beach Series, Campbell/Graham Series, Currency Series Dunn Series and Graham Series had been invested in the Trading Company for such Series, and the assets of the Balanced Series had been invested in several different Trading Companies. Each Trading Company (except the Trading Company for the Balanced Series and the Currency Series) has its own Trading Advisor that will manage 100% of the assets invested in such Trading Company and make that Trading Company’s trading decisions. Between 10% and 30% of each Series’ assets are normally committed as margin for commodities trading, although these percentages may substantially vary from time to time.

The Trading Advisors were selected based upon the Managing Owner’s evaluation of each Trading Advisor’s past performance, trading portfolios and strategies, as well as how each Trading Advisor’s performance, portfolio and strategies complement and differ from those of the other Trading Advisors. As of December 31, 2005, none of the Trading Advisors or any of their principals had any beneficial interest in the Trust, but any of them is free to do so.

Equinox Fund Management, LLC, a Delaware limited liability company formed in June 2003, is the managing owner of the Trust. The Managing Owner became registered with the CFTC as a commodity pool operator (“CPO”), as of August 6, 2003, and has been a member of the National Futures Association (“NFA”), in such capacity since that date. The Managing Owner’s main business office is located at 1660 Lincoln Street, Suite 100, Denver, Colorado 80264, telephone (303) 837-0600. A description of the Managing Owner’s responsibilities to the Trust is contained in a Prospectus filed by the Trust on February 9, 2006 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-129701), which is referred to herein as the “Prospectus,” under the section captioned “Duties of the Managing Owner,” and such description is incorporated herein by reference from the Prospectus.

Regulation

Under the Commodity Exchange Act, as amended, commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the Commodity Exchange Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers.” The Commodity Exchange Act requires “commodity pool operators” such as the Managing Owner “commodity trading advisors” and commodity brokers or “futures commission merchants” such as the Trust’s commodity brokers to be registered and to comply with various reporting and recordkeeping requirements. The Managing Owner and the Trust’s commodity brokers are members of the NFA. The CFTC may suspend a commodity pool operator’s or a commodity trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated thereunder. In the event that the Managing Owner’s registration as a commodity pool operator were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust. Should the Managing Owner’s registration be suspended, termination of the Trust may result.

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

Operations

A description of the business of the Trust, including trading approaches for each Series of Units, rights and obligations of the limited owners, compensation arrangements and fees and expenses is contained in the Prospectus, under the sections captioned “Risk Disclosure Statement,” “Summary of the Prospectus,” “Risk Factors,” “Structure of the Trust,” “Trading Limitation and Policies,” “Description of the Trust, Trustee, Managing Owner and Affiliates,” “Actual and Potential Conflicts of Interest,” “Fees and Expenses” and the appendix attached to the Prospectus for each Series of Units, and such description is incorporated herein by reference from the Prospectus.

The Trading Companies for each Series of Units engage in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments and may, from time to time, engage in cash and spot transactions. A brief description of the Trust’s main types of investments is set forth below:

•	A futures contract is a standardized contract traded on an exchange that calls for the future delivery of a specified quantity of a commodity at a specified time and place.

•	A forward contract is an individually negotiated contract between principals, not traded on an exchange, to buy or sell a specified quantity of a commodity at or before a specified date at a specified price.

•	An option on a futures contract, forward contract or a commodity gives the buyer of the option the right, but not the obligation, to buy or sell a futures contract, forward contract or a commodity, as applicable, at a specified price on or before a specified date. Options on futures contracts are standardized contracts traded on an exchange, while options on forward contracts and commodities, referred to collectively in this prospectus as over-the-counter options, generally are individually negotiated, principal-to-principal contracts not traded on an exchange.

•	A swap contract generally involves an exchange of a stream of payments between the contracting parties. Swap contracts generally are not uniform and not exchange-traded.

•	A spot contract is a cash market transaction in which the buyer and seller agree to the immediate purchase and sale of a commodity, usually with a two-day settlement. Spot contracts are not uniform and not exchange-traded.

Item 1A. RISK FACTORS.

The Trust is a new venture in a high-risk business. An investment in the Units of each Series is very speculative. You should make an investment in one or more of the Series only after consulting with independent, qualified sources of investment and tax advice and only if your financial condition will permit you to bear the risk of a total loss of your investment. You should consider an investment in the Units only as a long-term investment. Moreover, to evaluate the risks of this investment properly, you must familiarize yourself with the relevant terms and concepts relating to commodities trading and the regulation of commodities trading, which are discussed in the Prospectus in the Statement of Additional Information below, in the section captioned “Futures Markets,” which is incorporated herein by reference.

You should carefully consider all the information we have included or incorporated by reference in this Form 10-K and our subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described below and read the risks and uncertainties as set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Section of this Form 10-K. Any of the following risks and uncertainties could materially adversely affect the Trust, its trading activities, operating results, financial condition and Net Asset Value and therefore could negatively impact the value of your investment. You should not invest in the Units unless you can afford to lose all of your investment.

Market Risks

The commodity interest markets in which the Trading Advisors trade are highly volatile, which could cause substantial losses and may cause you to lose your entire investment.

Commodity interest contracts are highly volatile and are subject to occasional rapid and substantial fluctuations. Consequently, you could lose all or substantially all of your investment in the Units of any Series should such Series’ trading positions suddenly turn unprofitable. The profitability of any Series depends primarily on the ability of its Trading Advisor(s) to predict these fluctuations accurately. Price movements for commodity interests are influenced by, among other things:

•	changes in interest rates;

•	governmental, agricultural, trade, fiscal, monetary and exchange control programs and policies;

•	weather and climate conditions;

•	natural disasters, such as hurricanes;

•	changing supply and demand relationships;

•	changes in balances of payments and trade;

•	U.S. and international rates of inflation;

•	currency devaluations and revaluations;

•	U.S. and international political and economic events; and

•	changes in philosophies and emotions of market participants.

The Trading Advisors’ technical trading methods may not take account of these factors except as they may be reflected in the technical input data analyzed by the Trading Advisors.

In addition, governments from time to time intervene, directly and by regulation, in certain markets, often with the intent to influence prices directly. The effects of governmental intervention may be particularly significant at certain times in the financial instrument and currency markets, and this intervention may cause these markets to move rapidly.

Futures, forward and options trading is volatile and may cause large losses.

A principal risk in futures, forward and options trading is volatile performance. Because the trading decisions for each of the Trust’s Graham Series, Beach Series and Managed Futures Index Series will be made by a single Trading Advisor, the trading for each such Series is similar to a single advisor fund where one trading advisor makes all the trading decisions. In single advisor funds, volatility may increase as compared to a fund with several trading advisors who, collectively, can diversify risk to a greater extent (assuming those advisors are non-correlated with each other).

Options trading can be more volatile and expensive than futures trading and may cause large losses.

Certain Trading Advisors may trade options on futures. Although successful options trading requires many of the same skills as successful futures trading, the risks involved are somewhat different. For example, the assessment of near-term market volatility—which is directly reflected in the price of outstanding options—can be of much greater significance in trading options than it is in many long-term futures strategies. If market volatility is incorrectly predicted, then the use of options can be extremely expensive.

Futures, forward and options trading is highly leveraged and may cause large losses.

The low margin normally required in futures, forward and options trading provides a large amount of leverage; i.e., contracts can have a value substantially greater than their margin and may be traded for a comparatively small amount of money. If a relatively small change in the market price of an open position occurs, then this change can produce a disproportionately large profit or loss. Leverage is normally monitored through the margin-to-equity ratio employed by each Trading Advisor. Under normal circumstances, the Trading Advisors will vary between a 10% to 30% margin-to-equity ratio.

Futures, forward and options trading may be illiquid and may cause large losses.

Although each Series generally will purchase and sell actively traded contracts, orders may not be executed at or near the desired price, particularly in thinly traded markets, in markets that lack trading liquidity, or because of applicable “daily price fluctuation limits,” “speculative position limits” or market disruptions. If market illiquidity or disruptions occur, then major losses could result. Some Trading Advisors have encountered illiquid situations in the past and may encounter others in the future.

Options are volatile and inherently leveraged, and sharp movements in prices could cause the Trust to incur large losses.

Certain Trading Advisors may use options on futures contracts, forward contracts or commodities to generate premium income or speculative gains. Options involve risks similar to futures, because options are subject to sudden price movements and are highly leveraged, in that payment of a relatively small purchase price, called a premium, gives the buyer the right to acquire an underlying futures contract, forward contract or commodity that has a face value substantially greater than the premium paid. The buyer of an option risks losing the entire purchase price of the option. The writer, or seller, of an option risks losing the difference between the purchase price received for the option and the price of the futures contract, forward contract or commodity underlying the option that the writer must purchase or deliver upon exercise of the option. There is no limit on the potential loss. Specific market movements of the futures contracts, forward contracts or commodities underlying an option cannot accurately be predicted. In addition, over-the-counter options present risks in addition to those associated with exchange-traded options, as discussed immediately below.

Exchanges of futures for physicals may adversely affect performance.

Certain Trading Advisors may engage in exchanges of futures for physicals for client accounts. An exchange of futures for physicals is a transaction permitted under the rules of many futures exchanges in which two parties holding futures positions may close out their positions without making an open, competitive trade on the exchange. Generally, the holder of a short futures position buys the physical commodity, while the holder of a long futures position sells the physical commodity. The prices at which such transactions are executed are negotiated between the parties. If a Trading Advisor engaging in exchanges of futures for physicals were prevented from such trading as a result of regulatory changes, then the performance of client accounts of such Trading Advisor could be adversely affected.

Cash flow needs may cause positions to be closed which may cause substantial losses.

Certain Trading Advisors may trade options on futures. Futures contract gains and losses are market-to-market daily for purposes of determining margin requirements. Option positions generally are not, although short option positions will require additional margin if the market moves against the position. Due to these differences in margin treatment between futures and options, there may be periods in which positions on both sides must be closed down prematurely due to short term cash flow needs. If this occurs during an adverse move in a spread or straddle relationship, then a substantial loss could occur.

The Trading Companies may enter into swap and similar transactions which may create risks.

Swap contracts are not traded on exchanges and are not subject to the same type of government regulation as exchange markets. As a result, many of the protections afforded to participants on organized exchanges and in a regulated environment are not available in connection with these transactions.

The swap markets are “principals’ markets,” in which performance with respect to a swap contract is the responsibility only of the counterparty to the contract, and not of any exchange or clearinghouse. As a result, each Trading Company is subject to the risk of the inability or refusal to perform with respect to swap contracts on the part of the counterparties with which the portfolio managers trade. There are no limitations on daily price movements in swap transactions. Speculative position limits are not applicable to swap transactions, although the counterparties with which the portfolio managers trade may limit the size or duration of positions available to the portfolios managers as a consequence of credit considerations. Participants in the swap markets are not required to make continuous markets in the swap contracts they trade. Participants could refuse to quote prices for swap contracts or quote prices with an unusually wide spread between the price at which they are prepared to buy and the price at which they are prepared to sell.

Over-the-counter transactions are subject to little, if any, regulation and may be subject to the risk of counterparty default.

A portion of each Series’ assets may be used to trade over-the-counter commodity interest contracts, such as forward contracts, option contracts in foreign currencies and other commodities, or swap or spot contracts. Over-the-counter contracts are typically traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and are essentially unregulated by the CFTC. You therefore do not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act, as amended, or the CE Act, in connection with this trading activity by any Trading Advisor. The markets for over-the-counter contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. The lack of regulation in these markets could expose a Series in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.

Each Series also faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. The clearing member, clearing organization or other counterparty may not be able to meet its obligations, in which case the applicable Series could suffer significant losses on these contracts.

Your investment could be illiquid.

A Trading Advisor may not always be able to liquidate its commodity interest positions at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as a foreign government taking political actions that disrupt the market in its currency or in a major export, can also make it difficult to liquidate a position. Alternatively, limits imposed by futures exchanges or other regulatory organizations, such as speculative position limits and daily price fluctuation limits, may contribute to a lack of liquidity with respect to some commodity interests.

Unexpected market illiquidity may cause major losses to investors at any time or from time to time. The large face value of the positions that the Trading Advisors will acquire for each Series increases the risk of illiquidity by both making its positions more difficult to liquidate at favorable prices and increasing the losses incurred while trying to do so.

Also, there is not likely to be a secondary market for the Units. While the Units have redemption rights and Exchange rights, there are restrictions. For example, transfers of Units are permitted only with the prior written consent of the Managing Owner and provided that conditions specified in the Trust Agreement are satisfied.

New exchange-traded commodity interest contracts, including security futures, are characterized by a higher degree of illiquidity and volatility, which may subject investors in those contracts to increased losses.

Certain Trading Advisors may trade newly developed futures contracts, including without limitation, security futures contracts. Traditionally, only those commodity interest contracts approved by the CFTC may be traded on U.S. futures exchanges. Likewise, foreign regulatory authorities are typically required to authorize the trading of new commodity interest contracts on foreign exchanges. Periodically, the CFTC or other foreign regulatory authorities may designate additional contracts as approved contracts. If any of the Trading Advisors determine that it is appropriate to trade in a new contract, they may do so on behalf of the Series for which they trade. Because these contracts will be new, the trading strategies of the Trading Advisors may not be applicable to, or advisable for, these contracts. The markets in new contracts, moreover, have been historically both illiquid and highly volatile for some period of time after the contract begins trading. These contracts therefore present significant risk potential.

The above risks are particularly applicable to the markets for security futures contracts. Security futures contracts are a new class of financial instruments that allow, for the first time in the United States, the trading of futures contracts on individual U.S. equity securities or on narrow-based stock indices, which are indices made up of a small group of stocks that allow an investor to take a position in a concentrated area of the equities market. Security futures contracts have only been trading in the United States since November 2002, and the markets for these contracts generally have been characterized by very limited volumes when compared to futures markets generally. As a result, a Trading Advisor that trades security futures contracts could at times find it difficult to buy or sell a security futures contract at a favorable price, which could result in losses to the applicable Series.

Certain Trading Advisors may purchase and sell single stock futures contracts and other security futures products. A single stock future obligates the seller to deliver (and the purchaser to take delivery of) a specified equity security to settle the futures transaction. Other security futures products include “narrow-based” stock index futures contracts (in general, contracts based on the value of nine or fewer securities in a specific market or industry sector, such as energy, health care or banking) and futures contracts based on exchange-traded funds that are designed to track the value of broader stock market indices (such as the Dow Jones Industrial Average or the NASDAQ 100 Index). Single stock futures and other security futures products are relatively illiquid and trade on a limited number of exchanges. The margin required with respect to single stock futures (usually at least 20% of the face value of the contract) generally is higher than the margin required with respect to other types of futures contracts (in some cases as low as 2% of the face value of the contract). The resulting lower level of leverage available to the Trading Advisors with respect to security futures products may adversely affect the respective Trading Company’s performance. Security futures products are typically traded on electronic trading platforms and are subject to risks related to system access, varying response time, security and system or component failure. In addition, although the Clearing Brokers will be required to segregate the Trading Company’s trades, positions and funds from those of each Clearing Broker itself as required by CFTC regulations, the insurance provided to securities customers by the Securities Investor Protection Corporation, or the SIPC, will not be applicable to the Trading Company’s security futures positions because SIPC protection does not apply to futures accounts.

An investment in the Trust may not diversify an overall portfolio and portfolio risk may be increased.

Historically, managed futures have been generally non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the performance of futures and other commodity interest transactions, on the one hand, and stocks or bonds, on the other hand. Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. Because of this non-correlation, the results of each Series cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa. If, however, a Series does not perform in a non-correlated manner with respect to the general financial markets or does not perform successfully, you will obtain little or no diversification benefits by investing in the Units. The Units may have no gains to offset your losses from other investments, and you may suffer losses on your investment in the Units at the same time losses on your other investments are increasing. You should therefore not consider the Units to be a hedge against losses in your core stock and bond portfolios.

Trading in international markets creates exposure to credit and regulatory risk.

A substantial portion of the Trading Advisors’ trades are expected to take place on markets or exchanges outside the United States. There is no limit to the amount of assets of any Series that may be committed to trading on foreign markets. The risk of loss in trading foreign futures and options on futures contracts can be substantial. Participation in foreign futures and options on futures contracts involves the execution and clearing of trades on, or subject to the rules of, a foreign board of trade or exchange. Some of these foreign markets, in contrast to U.S. exchanges, are so-called principals’ markets in which performance is the responsibility only of the individual counterparty with whom the trader has entered into a commodity interest transaction and not of the exchange or clearing corporation. In these kinds of markets, there is risk of bankruptcy or other failure or refusal to perform by the counterparty.

Some foreign markets present additional risk, because they are not subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA or any domestic exchange regulates activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, nor has the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable foreign laws. Similarly, the rights of market participants, in the event of the insolvency or bankruptcy of a foreign market or broker are also likely to be more limited than in the case of U.S. markets or brokers. As a result, in these markets, there is less legal and regulatory protection than that available domestically.

Additionally, trading on foreign exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

International trading activities are subject to foreign exchange risk.

The price of any foreign futures, options on futures or other commodity interest contract and, therefore, the potential profit and loss on such contract, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. As a result, if changes in the value of the local currency relative to the U.S. dollar occur, then such changes may cause losses even if the contract traded is profitable.

International trading may cause exposure to losses resulting from foreign exchanges that are less developed or less reliable than U.S. exchanges.

Some foreign exchanges also may be in a more developmental stage so that prior price histories may not be indicative of current price dynamics. In addition, Trading Advisors may not have the same access to certain positions on foreign trading exchanges as do local traders, and the historical market data on which the Trading Advisors base their strategies may not be as reliable or accessible as it is in the United States. As a result, Trading Advisors entering into transactions on foreign exchanges may incur losses on behalf of the applicable Series.

Each Series’ start-up period entails increased investment risks.

The Trust, with respect to the Long Only Commodity Series, the Long/Short Commodity Series and the Managed Futures Index Series as well as the Class 1a and Class 2a of the Balanced Series, will encounter a start-up period following the close of such Series’ initial offering period, and may encounter similar start-up periods for each Series following subsequent closings during the continuous offering period. During such start-up periods, the Trust, with respect to each Series, may incur risks relating to the initial investment of the assets received at such times, because it may take a period of time before a Series can develop a fully diversified portfolio, thereby resulting in a greater concentration of positions in a limited number of markets which could result in increased volatility in the Series’ portfolio. A decline in the initial Net Asset Value of a Series could result from the level of diversification in that Series’ trading activities at the outset, which may be lower than in a fully committed portfolio.

Trading Risks

The trading on behalf of each Series will be highly leveraged, which means that sharp declines in price could lead to large losses.

Because the amount of margin funds necessary to be deposited with a Futures Clearing Broker to enter into a futures or forward contract position is typically about 2% to 10% of the total value of the contract, each Trading Advisor may take positions on behalf of a Series with face values equal to several times such Series’ Net Asset Value. As a result of this leveraging, even a small movement in the price of a contract can cause major losses. Any purchase or sale of a futures or forward contract may result in losses that substantially exceed the amount invested in the contract. For example, if $2,200 in margin is required to hold one U.S. Treasury bond futures contract with a face value of $100,000, a $2,200 decrease in the value of that contract could, if the contract is then closed out, result in a complete loss of the margin deposit, not even taking into account deductions of fees and/or commissions. If severe short-term price declines occur, then such declines could, therefore, force the liquidation of open positions with large losses.

There are disadvantages to making trading decisions based on technical analysis.

Most of the Trading Advisors except C-View, FX Concepts, Gain and certain Trading Advisors trading for the Long/Short Commodity Series may base their trading decisions on trading strategies that use mathematical analyses of technical factors relating to past market performance. The buy and sell signals generated by a technical, trend-following trading strategy are derived from a study of actual daily, weekly and monthly price fluctuations, volume variations and changes in open interest in the markets. The profitability of any technical, trend-following trading strategy depends upon the occurrence in the future of significant, sustained price moves in some of the markets traded. A danger for trend-following traders is whip-saw markets, that is, markets in which a potential price trend may start to develop but reverses before an actual trend is realized. A pattern of false starts may generate repeated entry and exit signals in technical systems, resulting in unprofitable transactions. In the past, there have been prolonged periods without sustained price moves. Presumably these periods will continue to occur. Periods without sustained price moves may produce substantial losses for trend-following trading strategies. Further, any factor that may lessen the prospect of these types of moves in the future, such as increased governmental control of, or participation in, the relevant markets, may reduce the prospect that any trend- following trading strategy will be profitable in the future.

There are disadvantages to making trading decisions based on fundamental analysis.

Certain Trading Advisors, including C-View, FX Concepts, Gain and certain Trading Advisors trading for the Long/Short Commodity Series, will base their decisions on trading strategies which utilize in whole or in part fundamental analysis of underlying market forces. Fundamental analysis attempts to examine factors external to the trading market which affect the supply and demand for a particular commodity interest in order to predict future prices. Such analysis may not result in profitable trading because certain Trading Advisors may not have knowledge of all factors affecting supply and demand or may incorrectly interpret the information it does have. Furthermore, prices may often be affected by unrelated or unexpected factors and fundamental analysis may not enable the trader to determine whether its previous decisions where incorrect in sufficient time to avoid substantial losses. In addition, fundamental analysis assumes that commodity markets are inefficient— i.e., that commodity prices do not always reflect all available information—which some market analysts dispute.

The risk management approaches of one or all of the Trading Advisors may not be fully effective, and a Series may incur losses.

The mechanisms employed by each Trading Advisor to monitor and manage the risks associated with its trading activities on behalf of the Series for which it trades may not succeed in mitigating all identified risks. Even if a Trading Advisor’s risk management approaches are fully effective, it cannot anticipate all risks that it may face. If one or more of the Trading Advisors fails to identify and adequately monitor and manage all of the risks associated with its trading activities, then the Series for which they trade may suffer losses.

Increased competition from other trend-following traders could reduce the Trading Advisors’ profitability.

There has been a dramatic increase over the past 15 to 25 years in the amount of assets managed by trend-following trading systems like those that some of the Trading Advisors may employ. This means increased trading competition among a larger number of market participants for transactions at favorable prices, which could operate to the detriment of some or all Series by preventing the Trading Advisors from effecting transactions at the desired prices. It may become more difficult for the Trading Advisors to implement their trading strategies if other commodity trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate commodity interest positions at the same time as the Trading Advisors.

Discretionary decision-making may result in missed opportunities or losses.

Because each of the Trading Advisors’ strategies involves some discretionary aspects in addition to their technical factors, certain Trading Advisors may occasionally use discretion in investing the assets of a Series. For example, the Trading Advisors often use discretion in selecting contracts and markets to be followed. In exercising such discretion, such Trading Advisor may take positions opposite to those recommended by the Trading Advisor’s trading system or signals. Discretionary decision making may also result in a Trading Advisor’s failing to capitalize on certain price trends or making unprofitable trades in a situation where another trader relying solely on a systematic approach might not have done so. Furthermore, such use of discretion may not enable the Trust to avoid losses, and in fact, such use of discretion may cause the Trust to forego profits which it may have otherwise earned had such discretion not been used.

Speculative position limits and daily price fluctuation limits may force the alteration of trading decisions which may cause a Series to forego profitable trades or strategies.

The CFTC and U.S. exchanges have established limits, known as speculative position limits, on the maximum net long or net short positions that any person may hold or control in certain futures and options on futures contracts. Most exchanges also impose limits, known as daily limits, on the amount of fluctuation in certain futures and options on futures contracts in a single trading day. All accounts controlled by a particular Trading Advisor and its principals are combined for speculative position limit purposes. If positions in those accounts were to approach the level of the particular speculative position limit, or if prices were to approach the level of the daily limit, these limits could cause a modification of the particular Trading Advisor’s trading decisions or force liquidation of certain futures or options on futures positions. If one or more of the Trading Advisors must take either of these actions, then one or more Series may be required to forego profitable trades or strategies.

Increases in assets under management of any of the Trading Advisors may affect trading decisions and may cause losses.

In general, none of the Trading Advisors intends to limit the amount of additional equity that it may manage, and each will continue to seek major new accounts. The more equity a Trading Advisor manages, the more difficult it may be for it to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance and of managing risk associated with larger positions. Accordingly, future increases in equity under management may require a Trading Advisor to modify its trading decisions for a Series because it cannot deploy all the assets in the commodities which it desires to trade. Furthermore, if the Trading Advisors for a Series cannot manage any additional allocation from the Trust, the Managing Owner may add additional Trading Advisors for such Series who may have less experience or less favorable performance than the existing Trading Advisors.

The use of multiple Trading Advisors may result in offsetting or opposing trading positions and may also require one Trading Advisor to fund the margin requirements of another Trading Advisor.

The use of multiple Trading Advisors for the Balanced Series, the Campbell/Graham Series, the Currency Series and the Long/Short Commodity Series may result in developments or positions that adversely affect the respective Series’ Net Asset Value. For example, because the Trading Advisors trading for the Balanced Series, the Campbell/Graham Series, the Currency Series and the Long/Short Commodity Series will be acting independently, such Series could buy and sell the same futures contract, thereby incurring additional expenses but with no net change in its holdings. The Trading Advisors also may compete, from time to time, for the same trades or other transactions, increasing the cost to such Series of making trades or transactions or causing some of them to be foregone altogether. Even though each Trading Advisor’s margin requirements ordinarily will be met from that Trading Advisor’s allocated net assets, one Trading Advisor may incur losses of such magnitude that the Balanced Series, the Campbell/Graham Series, the Currency Series or the Long/Short Commodity Series is unable to meet margin calls from the allocated net assets of that Trading Advisor. If such an event were to occur, then such Series Trading Company’s Clearing Brokers may require liquidations and contributions from the allocated net assets of another Trading Advisor.

The Trading Advisors’ trading programs bear some similarities and, therefore, may lessen the benefits to the Balanced Series, the Campbell/Graham Series, the Currency Series and the Long/Short Commodity Series of having multiple Trading Advisors.

Each Trading Advisor has, over time, developed and modified the program it will use in trading. Nevertheless, the Trading Advisors’ trading programs have some similarities. These similarities may, in fact, mitigate the positive effect of having multiple Trading Advisors for the Balanced Series, the Campbell/Graham Series, the Currency Series and the Long/Short Commodity Series. For example, in periods where one Trading Advisor experiences a draw-down, it is possible that these similarities will cause the other Trading Advisors to also experience a draw-down.

Each Series other than the Long Only Commodity Series relies on its Trading Advisor(s) for success, and if a Trading Advisor’s trading is unsuccessful, the Series may incur losses.

The Trading Advisor(s) for each Series other than the Long Only Commodity Series will make the commodity trading decisions for that Series. Therefore, the success of each Series largely depends on the judgment and ability of the Trading Advisors. A Trading Advisor’s trading for any Series may not prove successful under all or any market conditions. If a Trading Advisor’s trading is unsuccessful, the applicable Series may incur losses.

The Trading Advisors or their trading strategies may not continually serve the Series which may put such Series at a disadvantage or incur losses for such Series.

It is possible that (i) any Trading Advisor, the Managing Owner or the Trust, will exercise their rights to terminate the Advisory Agreement for any Series under certain conditions, (ii) the Advisory Agreement with any Trading Advisor, once it expires, will not be renewed on the same terms as the current Advisory Agreement for that Trading Advisor, or (iii) if any Series retains a new trading advisor, the new advisor will not be retained on terms as favorable to the Series as those negotiated with that Series’ Trading Advisor or the new advisor will not be required to recoup losses sustained previously before being entitled to receive incentive fees.

Each Trading Advisor’s past performance record is inconsistent, and the Trading Advisor’s trading for a Series could be similarly inconsistent and incur losses.

The performance records of each Trading Advisor reflect significant variations in profitability from period to period. It is possible that a Trading Advisor’s trading for the Series will similarly vary from period to period, resulting in losses to such Series.

Each Trading Advisor advises other clients and may achieve more favorable results for its other accounts.

Each of the Trading Advisors currently manages other trading accounts, and each will remain free to manage additional accounts, including its own accounts, in the future. A Trading Advisor may vary the trading strategies applicable to the Series for which it trades from those used for its other managed accounts, or its other managed accounts may impose a different cost structure than that of the Series for which it trades. Consequently, the results any Trading Advisor achieves for the Series for which it trades may not be similar to those achieved for other accounts managed by the Trading Advisor or its affiliates at the same time. Moreover, it is possible that those other accounts managed by the Trading Advisor or its affiliates may compete with the Series for which it trades for the same or similar positions in the commodity interest markets and that those other accounts may make trades at better prices than the Series for which it trades.

A Trading Advisor may also have a financial incentive to favor other accounts because the compensation received from those other accounts exceeds, or may in the future exceed, the compensation that it receives from managing the account of the Series for which it trades. Because records with respect to other accounts are not accessible to investors in the Units, investors will not be able to determine if any Trading Advisor is favoring other accounts.

The Trading Advisors’ positions may be concentrated from time to time, which may render each Series susceptible to larger losses than if the positions were more diversified.

One or more of the Trading Advisors may from time to time cause a Series to hold a few, relatively large positions in relation to its assets. Consequently, a loss in any such position could result in a proportionately greater loss to such Series than if such Series’ assets had been spread among a wider number of instruments.

Markets or positions may be correlated and may expose a Series to significant risk of loss.

Different markets traded or individual positions held by a Series of Units may be highly correlated to one another at times. Accordingly, a significant change in one such market or position may affect other such markets or positions. The Trading Advisors cannot always predict correlation. Correlation may expose such Series of Units both to significant risk of loss and significant potential for profit.

Turnover in each Series’ portfolio may be high which could result in higher brokerage commissions and transaction fees and expenses.

Each Trading Advisor will make certain trading decisions on the basis of short-term market considerations. The portfolio turnover rate may be substantial at times, either due to such decisions or to “whip-saw” market conditions and result in one or more Series incurring substantial brokerage commissions and other transaction fees and expenses.

Operating Risks

Past performance is not necessarily indicative of future performance.

The Managing Owner has selected each Trading Advisor to manage the assets of each Series because each Trading Advisor performed well through the date of its selection. You must consider, however, the uncertain significance of past performance, and you should not rely to a substantial degree on the Trading Advisors’ or the Managing Owner’s records to date for predictive purposes. You should not assume that any Trading Advisor’s future trading decisions will create profit, avoid substantial losses or result in performance for the Series comparable to that Trading Advisor’s or to the Managing Owner’s past performance. In fact, as a significant amount of academic study has shown, futures funds more frequently than not underperform the past performance records included in their prospectuses.

Because you and other investors will acquire, exchange and redeem Units at different times, you may experience a loss on your Units even though the Series in which you have invested as a whole is profitable and even though other investors in that Series experience a profit. The past performance of any Series may not be representative of each investor’s investment experience in it.

Likewise, you and other investors will invest in different Series managed by different Trading Advisors. Each Series’ assets are

•	segregated from the other Series’ assets; and
•	valued and accounted for separately from every other Series.

Consequently, the past performance of one Series has no bearing on the past performance of another Series. You cannot, for example, consider Balanced Series’ past performance in deciding whether to invest in the Graham Series, Beach Series, Campbell/Graham Series, Currency Series, Long Only Commodity Series, Long/Short Commodity Series or Managed Futures Index Series.

There is no “principal protection” feature, and you could lose your entire investment.

The Trust is not guaranteed as to principal, so you are not assured of any minimum return. Therefore, you could lose your entire investment (including any undistributed profits), in addition to losing the use of your subscription funds for the period you maintain an investment in any Series.

Performance is not correlated to the debt or equity markets, but during certain periods a given Series may perform in a manner very similar to more traditional portfolio holdings, providing few, if any, diversification benefits.

We anticipate that over time each Series’ performance will be “non-correlated” with the general equity and debt markets—that each Series’ performance might or might not be similar to the performance of the general financial markets. Non-correlation means, for example, that the Net Asset Value of a Series may rise while stock indices rise or while stock indices fall. Non-correlation is not, however, negative correlation. Negative correlation would mean that there is an inverse relationship between a Series’ performance and the performance of the general financial markets (for example, that the Net Asset Value of a Series will rise when stock indices fall or will fall when stock indices rise). Because of non-correlation, during certain periods a given Series may perform in a manner very similar to more traditional portfolio holdings, providing few, if any, diversification benefits.

The Trust has a limited operating history, and you have limited performance information on which to evaluate an investment in a Series.

The Trust has not commenced trading for all Series and has a limited performance history upon which to evaluate your investment in any Series. Although past performance is not necessarily indicative of future results, if the Trust had a longer performance history, such performance history might provide you with more information on which to base your investment in the Trust. As the Trust has a limited performance history, you will have to make your decision to invest in a Series without such possibly useful information.

Each Series is charged substantial fees and expenses regardless of profitability.

Each Series is charged brokerage charges, over-the-counter dealer spreads and related transaction fees and expenses and management fees in all cases regardless of whether any Series’ activities are profitable. In addition, each Series is charged for the benefit of each Trading Advisor an incentive fee based on a percentage of trading profits earned on the Series’ net assets allocated to that Trading Advisor. Because the Balanced Series, the Campbell/Graham Series, Currency Series and the Long/Short Commodity Series each employ multiple Trading Advisors, it is possible that such Series could pay substantial incentive fees to one or more Trading Advisors in a year in which such Series has no net trading profits or in which it actually loses money. In addition, each Series must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit. See “Fees and Expenses.”

You may not be able to purchase Class 2 Units unless you have a particular relationship with a Selling Agent or if Class 2 Units are not available for purchase.

In order to purchase Class 2 Units of any Series, you must have an arrangement with a Selling Agent where you directly compensate such Selling Agent for services rendered in connection with investments, including an investment in the Trust (such arrangements commonly referred to as “wrap-accounts”). If you do not have such an arrangement with a Selling Agent, you will only be able to purchase Class 1 Units in any Series, which will result in you being charged higher service fees.

Whether you have such an arrangement with a Selling Agent will depend on your relationship with such Selling Agent. Neither the Trust nor the Managing Owner has any control over the type of arrangement you have with a Selling Agent.

In addition, the Class 2 Units represent only a small portion of the total amount of Units which are currently registered with the SEC for sale by the Trust. Therefore, even if you have such an arrangement with a Selling Agent, Class 2 Units may not be available to you for purchase.

The Trust may incur higher fees and expenses upon renewing existing or entering into new contractual relationships.

The clearing agreements between the Clearing Brokers and the Trading Companies generally are terminable by the Clearing Brokers once the Clearing Broker has given the Trading Company the required notice. Upon termination of a clearing agreement, the Managing Owner may be required to renegotiate that agreement or make other arrangements for obtaining services if the Trust intends to continue trading in commodity interest contracts at its present level of capacity. The services of the Clearing Brokers may not be available, or even if available, these services may not be available on the terms as favorable as those contained in the expired or terminated clearing agreements.

Likewise, upon termination of any of the Advisory Agreements entered into between the Trust and each Trading Advisor, the Managing Owner may be required to renegotiate the contracts or make other arrangements for obtaining commodity trading advisory services. The services of the particular Trading Advisor may not be available, or these services may not be available on terms as favorable as those contained in the expired or terminated advisory contract. There is severe competition for the services of qualified commodity trading advisors, and the Managing Owner may not be able to retain replacement or additional Trading Advisors on acceptable terms. This could result in losses to one or more Series and/or the inability of one or more Series to achieve its investment objectives. Moreover, if an advisory contract is renegotiated or additional or substitute Trading Advisors are retained by the Managing Owner on behalf of one or more Series, the fee structures of the new or additional arrangements may not be as favorable to the affected Series as are those currently in place. See “Fees and Expenses.”

The incentive fees could be an incentive to the Trading Advisors to make riskier investments.

Each Trading Advisor employs a speculative strategy and receives incentive fees based on the trading profits earned by it for the applicable Series. Accordingly, each of the Trading Advisors has a financial incentive to make investments that are riskier than might be made if a Series’ assets were managed by a Trading Advisor that did not receive performance-based compensation. For example, if an investment earns large amounts of trading profits, the Trading Advisor making such an investment will receive a larger incentive fee. Therefore, a Trading Advisor may decide to make an investment with potential for large amounts of trading profits, despite the fact that such investment may have a high degree of risk. If the investment is unsuccessful, the Series could incur losses. Conversely, a Trading Advisor that does not receive any performance-based incentive fees might not make such a risky investment. See “Fees and Expenses.”

The interest rate floor may create financial risk.

With respect to the Graham Series, Beach Series, Campbell/Graham Series, Currency Series and the Class 1 and Class 2 of the Balanced Series, the Trust has agreed to pay all interest income earned by it up to a cap of 2.0% to the Managing Owner. To the extent that the interest income earned by the Trust falls below 0.75% annually, the Trust will be obligated to pay the Managing Owner the difference between the interest income actually earned by the Trust and 0.75%. Such shortfall will be charged pro rata across such Series of Units. Accordingly, if interest rates fall, then you could be charged a portion of such interest income shortfall which would reduce the value of your Units in such Series. See “Fees and Expenses—Interest Income.”

You have limited rights, and you cannot prevent the Trust from taking actions which could cause losses.

Pursuant to the Trust Agreement, you will exercise no control over the Trust’s day-to-day business. Therefore, the Trust may take certain actions and enter into certain transactions or agreements of which you have no approval. For example, the Trust may retain a Trading Advisor for a Series in which you are invested, and such Trading Advisor may ultimately incur losses for the Series. As a Limited Owner, you have no ability to determine or influence the hiring, retention or firing of such Trading Advisor. However, certain actions, such as termination or dissolution of a Series, may be taken, or approved, upon the affirmative vote of Limited Owners holding Units representing at least a majority (over 50%) of the Net Asset Value of the Series (excluding Units owned by the Managing Owner and its affiliates). See “Trust Agreement.”

You may not be able to establish a basis for liability against a Trading Advisor, a Clearing Broker or the Swap Counterparty.

Each Trading Advisor, each Clearing Broker and the Swap Counterparty acts only as a trading advisor, clearing broker or swap counterparty, respectively, to the applicable Series and Trading Company. None of these parties acts in such capacity to you. Therefore, you have no contractual privity with the Trading Advisors, the Clearing Brokers or the Swap Counterparty. Due to this lack of contractual privity, you will likely not be able to establish a basis for liability against a Trading Advisor, a Clearing Broker or the Swap Counterparty.

An unanticipated number of redemption requests during a short period of time could have an adverse effect on the Net Asset Value of a Series.

If a substantial number of requests for redemption of Units in a Series are received by the Trust during a relatively short period of time, such Series may not be able to satisfy the requests from funds not committed to trading. As a consequence, it could be necessary to liquidate positions in such Series’ trading positions before the time that the applicable Trading Advisor(s)’ trading strategies would dictate liquidation. If this were to occur, it could affect adversely the Net Asset Value per Unit of such Series and each Sub-Class within such Series, not only for Limited Owners redeeming units but also for nonredeeming Limited Owners. Your redemption price for Units in a Series is based on the Net Asset Value per Unit of such Series, which value could be less than the initial price you paid for your Units.

Reserves for contingent liabilities may be established upon redemption, and the Trust may withhold a portion of your redemption amount.

The Trust may find it necessary upon redemption by you to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of your redemption amount. This could occur, for example, in the event some of the positions of the Series in which you were invested were illiquid, if there are any assets which cannot be properly valued on the redemption date, or if there is any pending transaction or claim by or against the Trust involving or which may affect your book capital account or your obligations of which the Trust cannot, in the sole judgment and discretion of the Managing Owner, be then ascertained. See “Trust Agreement.”

Conflicts of interest exist in the structure and operation of the Trust.

A number of actual and potential conflicts of interest exist in the operation of the Trust’s business. The Managing Owner, the Trading Advisors and their respective principals, all of which are engaged in other investment activities, are not required to devote substantially all of their time to the Trust’s business, which also presents the potential for numerous conflicts of interest with the Trust.

As a result of these and other relationships, parties involved with the Trust have a financial incentive to act in a manner other than in the best interests of the Trust and its Limited Owners. The Managing Owner has not established, and has no plans to establish, any formal procedures to resolve these and other conflicts of interest. Consequently, there is no independent control over how the Managing Owner will resolve these conflicts on which investors can rely in ensuring that the Trust is treated equitably.

The failure or bankruptcy of one of its Futures Clearing Brokers could result in a substantial loss of one or more Series’ assets.

Under CFTC regulations, a futures commission merchant maintains customers’ assets in a bulk segregated account. If a Futures Clearing Broker fails to do so, or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of loss of their funds in the event of that Futures Clearing Broker’s bankruptcy. In that event, the Futures Clearing Broker’s customers, such as one or more Trading Companies which utilize such Futures Clearing Broker, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all that Futures Clearing Broker’s customers. Each Series also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which commodity interest contracts are traded.

You will not be able to review any Series’ holdings on a daily basis, and you may suffer unanticipated losses.

The Trading Advisors make trading decisions on behalf of the assets of each Series other than the Long Only Commodity Series. While the Trading Advisors receive daily trade confirmations from the Clearing Brokers of each transaction entered into on behalf of each Series for which they manage the trading of, each Series’ trading results are only reported to investors monthly in summary fashion. Accordingly, an investment in the Units does not offer investors the same transparency that a personal trading account offers in that you will not have access to detailed information concerning the positions held on behalf of any Series. As a result, you may suffer unanticipated losses as a result of the Series’ portfolio holdings.

The Trust could terminate before you achieve your investment objective causing potential loss of your investment or upsetting your investment portfolio.

Unforeseen circumstances, including substantial losses, withdrawal of the Trust’s Managing Owner or suspension or revocation of the Managing Owner’s or any of the registered Trading Advisors’ respective registrations with the CFTC or memberships in the NFA could cause the Trust to terminate before its stated termination date of December 31, 2053. The Trust’s termination would cause the liquidation and potential loss of your investment and could upset the overall maturity and timing of your investment portfolio.

The Trust is not a regulated investment company and thus is subject to different protections than a regulated investment company.

The Trust is not an investment company subject to the Investment Company Act. Accordingly, you do not have the protections afforded by that statute. For example, the Investment Company Act requires investment companies to have a majority of disinterested directors and regulates the relationship between the investment company and its investment manager. Since the Trust is not a registered investment company, you will not benefit from such protections.

Litigation could result in substantial additional expenses.

The Trust could be named as a defendant in a lawsuit or regulatory action arising out of the activities of the Managing Owner or the Trading Advisors. If this happens, the Trust will bear the costs of defending such suit or action and will be at further risk if its defense is unsuccessful which could result in losses to your investment.

Dilution could occur as a result of the initial service fee and/or on-going service fee.

Investors who subscribe for larger amounts of Units will pay initial service fees and/or on-going service fees at reduced levels. The reduction of the initial service fee and/or on-going service fee will be effectuated through the issuance of additional Units to such investors. If such additional Units are issued to such investors, then the dilution of the other investors in such Series will result. Therefore, effectively, the other owners of Units in such Series will bear the cost of the reduction of the initial service fees and/or on-going service fees for the larger Unit owners because they will receive a smaller portion of the profits earned by such Series. See “Fees and Expenses—Selling Agent Compensation.”

The Managing Owner is leanly staffed and relies heavily on its key personnel to manage the Trust’s trading activities, and the loss of such personnel could adversely affect the Trust.

In managing and directing the day-to-day activities and affairs of the Trust, the Managing Owner relies heavily on its principals. The Managing Owner is leanly staffed, so if any of its key persons were to leave or be unable to carry out his or her present responsibilities, it may have an adverse effect on the management of the Trust.

In addition, under the operating agreement of the Managing Owner, Mr. Bornhoft’s ability to serve as the Manager of the Managing Owner is dependent upon certain factors. If Mr. Bornhoft is removed as the Manager of the Managing Owner, then the Trust could be adversely affected.

The Managing Owner places significant reliance on the Trading Advisors and their key personnel and the loss of such personnel could adversely affect a Series.

The Managing Owner relies on the Trading Advisors to achieve trading gains for each Series, entrusting each of them with the responsibility for, and discretion over, the investment of their allocated portions of the Trust’s assets. The Trading Advisors, in turn, are dependent on the services of a limited number of persons to develop and refine their trading approaches and strategies and execute the trading transactions. The loss of the services of any Trading Advisor’s principals or key employees, or the failure of those principals or key employees to function effectively as a team, may have an adverse effect on that Trading Advisor’s ability to manage its trading activities successfully or may cause the Trading Advisor to cease operations entirely, either of which, in turn, could negatively impact one or more Series’ performance. Each of the Trading Advisors is wholly-owned and controlled, directly or indirectly, by single individuals, and these individuals have major roles in developing, refining and implementing the Trading Advisor’s trading strategies and operating its business. The death, incapacity or other prolonged unavailability of such individuals likely would greatly hinder these Trading Advisors’ operation, and could result in their ceasing operations entirely, which could adversely affect the value of your investment.

The Managing Owner may terminate, replace and/or add Trading Advisors in its sole discretion which may disrupt trading, adversely affecting the Net Asset Value of a Series.

The Managing Owner may terminate, substitute or retain Trading Advisors on behalf of each Series in its sole discretion. The addition of a new Trading Advisor and/or the removal of one of the current Trading Advisors may cause disruptions in trading as assets are reallocated and new Trading Advisors transition over, which may have an adverse effect on the Net Asset Value of the affected Series.

The Managing Owner’s allocation of the Trust’s assets among Trading Advisors may result in less than optimal performance by the Trust.

The Managing Owner may reallocate assets among the Trading Advisors for the Balanced Series, the Campbell/Graham Series, the Currency Series or the Long/Short Commodity Series upon termination of a Trading Advisor or retention of a new Trading Advisor or at the commencement of any month. Consequently, the net assets for such Series may be apportioned among the Trading Advisors in a different manner than the currently anticipated apportionment. The Managing Owner’s allocation of assets will directly affect the profitability of the Balanced Series’, the Campbell/Graham Series’, the Currency Series’ and the Long/Short Commodity Series’ trading, possibly in an adverse manner. For example, a Trading Advisor may experience a high rate of return but may be managing only a small percentage of such Series net assets. In this case, the Trading Advisor’s performance could have a minimal effect on the Net Asset Value of such Series.

Third parties may infringe or otherwise violate a Trading Advisor’s intellectual property rights or assert that a Trading Advisor has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.

Third parties may obtain and use a Trading Advisor’s intellectual property or technology, including its trading program software, without permission. Any unauthorized use of a Trading Advisor’s proprietary software and other technology could adversely affect its competitive advantage. Proprietary software and other technology are becoming increasingly easy to duplicate, particularly as employees with proprietary knowledge leave the owner or licensed user of that software or other technology. Each Trading Advisor may have difficulty monitoring unauthorized uses of its proprietary software and other technology. The precautions it has taken may not prevent misappropriation or infringement of its proprietary software and other technology. Also, third parties may independently develop proprietary software and other technology similar to that of a Trading Advisor or claim that the Trading Advisor has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, a Trading Advisor may have to litigate in the future to protect its trade secrets, determine the validity and scope of other parties’ proprietary rights, defend itself against claims that it has infringed or otherwise violated other parties’ rights, or defend itself against claims that its rights are invalid. Any litigation of this type, even if the Trading Advisor is successful and regardless of the merits, may result in significant costs, divert its resources from the manager of the Series’ assets, or require it to change its proprietary software and other technology or enter into royalty or licensing agreements.

The success of each Series depends on the ability of the personnel of its Trading Advisor(s) to accurately implement their trading systems, and any failure to do so could subject a Series to losses on such transactions.

The Trading Advisors’ computerized trading systems rely on the Trading Advisors’ personnel to accurately process the systems’ outputs and execute the transactions called for by the systems. In addition, each Trading Advisor relies on its staff to properly operate and maintain its computer and communications systems upon which the trading systems rely. Execution and operation of each Trading Advisor’s systems is therefore subject to human errors. Any failure, inaccuracy or delay in implementing any of the Trading Advisors’ systems and executing transactions could impair its ability to identify profit opportunities and benefit from them. It could also result in decisions to undertake transactions based on inaccurate or incomplete information. This could cause substantial losses on transactions.

A Series may experience substantial losses on transactions if the computer or communications systems of its Trading Advisor(s) fail.

Each Trading Advisor’s trading activities, including its risk management, depends on the integrity and performance of the computer and communications systems supporting it. Extraordinary transaction volume, hardware or software failure, power or telecommunications failure, a natural disaster or other catastrophe could cause any Trading Advisor’s computer systems to operate at an unacceptably slow speed or even fail. Any significant degradation or failure of the systems that a Trading Advisor uses to gather and analyze information, enter orders, process data, monitor risk levels and otherwise engage in trading activities may result in substantial losses on transactions, liability to other parties, lost profit opportunities, damages to the Trading Advisors’, the Managing Owner’s and the Trust’s reputations, increased operational expenses and diversion of technical resources.

Each Trading Advisor depends on the reliable performance of the computer or communications systems of third parties, such as brokers and futures exchanges, and may experience substantial losses on transactions if they fail.

Each Trading Advisor depends on the proper and timely function of complex computer and communications systems maintained and operated by the futures exchanges, brokers and other data providers that the Trading Advisor uses to conduct its trading activities. Failure or inadequate performance of any of these systems could adversely affect the Trading Advisor’s ability to complete transactions, including its ability to close out positions, and result in lost profit opportunities and significant losses on commodity interest transactions. This could have a material adverse effect on revenues and materially reduce the Trust’s available capital. For example, unavailability of price quotations from third parties may make it difficult or impossible for a Trading Advisor to use its proprietary software that it relies upon to conduct its trading activities. Unavailability of records from brokerage firms can make it difficult or impossible for the Trading Advisor to accurately determine which transactions have been executed or the details, including price and time, of any transaction executed. This unavailability of information also may make it difficult or impossible for the Trading Advisor to reconcile its records of transactions with those of another party or to accomplish settlement of executed transactions.

If a Trading Advisor, or third parties on which a Trading Advisor depends, fail to upgrade computer and communications systems, the Trust’s financial condition could be harmed.

The development of complex communications and new technologies may render the existing computer and communication systems supporting the Trading Advisors’ trading activities obsolete. In addition, these computer and communications systems must be compatible with those of third parties, such as the systems of exchanges, the Clearing Brokers and the executing brokers used by the Trading Advisors. As a result, if these third parties upgrade their systems, the Trading Advisors will need to make corresponding upgrades to continue effectively its trading activities. The Trust’s future success will depend on each Trading Advisor’s and third parties’ ability to respond to changing technologies on a timely and cost-effective basis.

The occurrence of a terrorist attack, or the outbreak, continuation or expansion of war or other hostilities, pandemics or natural disasters could disrupt trading activity and materially affect profitability.

The operations of the Managing Owner, the Trading Advisors, the Trust, the exchanges, brokers and counterparties with which the Managing Owner, the Trading Advisors and the Trust do business, and the markets in which the Managing Owner, the Trading Advisors and the Trust do business could be severely disrupted in the event of a major terrorist attack or the outbreak, continuation or expansion of war or other hostilities. The terrorist attacks of September 11, 2001, have heightened this concern tremendously. The situations in Iraq and North Korea, global anti-terrorism initiatives and political unrest in the Middle East and Southeast Asia continue to fuel this concern. Additionally, a serious pandemic, such as avian influenza, or a natural disaster, such as a hurricane, could severely disrupt the global economy.

If any of the Trading Advisors are unable to attract and retain qualified employees, its ability to conduct trading activities may be adversely affected.

Each Series’ future success and growth depends on each Trading Advisor’s ability to attract and retain employees that fit into its culture. There is intense competition for the limited pool of qualified personnel that meets these criteria. If any of the Trading Advisors are unable to attract and retain qualified personnel, then its ability to successfully execute its trading strategies may be diminished.

Regulation of the commodity interest markets is extensive and constantly changing; future regulatory developments are impossible to predict, but may significantly and adversely affect the Trust.

The futures, options on futures and security futures markets are subject to comprehensive statutes, regulations and margin requirements. Recent legislation has created a new multi-tiered structure of exchanges in the United States subject to varying degrees of regulation, and rules and interpretations regarding various aspects of this new regulatory structure have only recently been proposed or finalized. Traditional futures exchanges, which are now called designated contract markets, are now subject to more streamlined and flexible core principles rather than the prior statutory and regulatory mandates. However, with respect to these traditional futures exchanges, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily limits and the suspension of trading. The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to on-going modification by government and judicial action. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change is impossible to predict, but could be substantial and adverse.

Tax and ERISA Risks

You are strongly urged to consult your own tax advisor and counsel about the possible tax consequences to you of an investment in the Trust. Tax consequences may differ for different investors, and you could be affected by changes in the tax laws.

Your tax liability may exceed distributions to you.

Cash is distributed to Limited Owners at the sole discretion of the Managing Owner, and the Managing Owner does not currently intend to make any such distribution. Nevertheless, you will be taxed each year on your share of the Trust’s income and gain allocable to the Series of Units in which you invest, regardless of whether you redeem any Units or receive any cash distributions from the Trust.

You could owe taxes on your share of the Trust’s ordinary income despite overall losses.

Gain or loss on domestic futures and options on futures as well as on most foreign currency contracts will generally be taxed as capital gains or losses for Federal income tax purposes. Interest income and other ordinary income earned generally cannot be offset by capital losses. Consequently, you could owe taxes on your allocable share of ordinary income for a calendar year even if the Series in which you hold Units reports a net trading loss for that year. Also, your ability to deduct particular operating expenses allocable to your Series may be subject to limitations for purposes of calculating your Federal and/or state and local income tax liability.

You may be taxed on gains that the Trust never realizes.

Because a substantial portion of the Trust’s open positions are “marked-to-market” at the end of each year, some of your tax liability for each year will be based on unrealized gains that the Trust may never actually realize.

Partnership treatment is not assured, and if the Trust is not treated as a Partnership, you could suffer adverse tax consequences.

The Managing Owner has obtained an opinion of counsel to the effect that the Trust will be treated as a partnership for Federal income tax purposes and, assuming that at least 90% of the gross income of the Trust will constitute “qualifying income” within the meaning of Section 7704(d) of the Code, will not be a publicly traded partnership treated as a corporation. The Managing Owner believes it is likely, but not certain, that the Trust will meet this income test. The Trust has not requested, and does not intend to request, a ruling from the Internal Revenue Service, or the Service, concerning its tax treatment. An opinion of counsel is not binding on the Service or the courts and is subject to any changes in applicable tax laws.

If the Trust were to be treated as a corporation for Federal income tax purposes: the net income of the Trust would be taxed at corporate income tax rates, thereby substantially reducing its distributable cash; you would not be allowed to deduct losses of the Trust; and distributions to you, other than liquidating distributions, would constitute dividends to the extent of the current or accumulated earnings and profits of the Trust and would be taxable as such. See “Federal Income Tax Consequences.”

There is the possibility of a tax audit which could result in additional taxes to you.

The Trust’s tax returns may be audited by a taxing authority, and an audit could result in adjustments to the Trust’s returns. If an audit results in an adjustment, you may be compelled to file amended returns and to pay additional taxes plus interest and penalties.

The investment of Benefit Plan Investors may be limited or prohibited if any or all of the Series are deemed to hold plan assets or if the Trading Advisors have pre-existing fiduciary relationships with certain investing Benefit Plan Investors.

Special considerations apply to investments in the Trust by employee benefit plans subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, IRAs, Keogh Plans that do not cover common law employees and other employee benefit plans not subject to ERISA, or each, a Benefit Plan Investor. While the assets of any Series (and Sub-Class of any Series) are intended not to constitute plan assets with respect to any Benefit Plan Investors which are subject to ERISA, IRAs or Keogh Plans, the United States Department of Labor, or the DOL, could disagree. If the DOL were to find that the assets of some or all of the Series are plan assets, the Managing Owner and the Trading Advisor(s) to such Series would be fiduciaries, certain transactions in the Trust could be prohibited, and the Managing Owner would then have the right to mandatorily redeem out any Limited Owner which is a Benefit Plan Investor. For example, if the Trust were deemed to hold plan assets, the Trading Advisors may have to refrain from directing certain transactions that are currently contemplated. Furthermore, whether or not the Trust is deemed to hold plan assets, if an ERISA Plan or Individual Retirement Fund has certain pre-existing relationships with the Managing Owner, one or more Trading Advisors, the Selling Agents or a Clearing Broker, investment in a Series may be limited or prohibited. See “Employee Benefit Plan Considerations” and “Restrictions Affecting Benefit Plan Investors.”

Foreign investors may face exchange rate risk and local tax consequences.

Foreign investors should note that the Units are denominated in U.S. dollars and that changes in the rates of exchange between currencies may cause the value of their investment to decrease.

Regulatory Risks

Government regulations may change and adversely affect the Trust.

Considerable regulatory attention has recently been focused on publicly distributed partnerships, and, in particular, on “commodity pools” such as the Trust. In addition, tax law revisions could have a materially adverse effect on the

Trust. Concern has also been expressed about speculative pools of capital trading in the currency markets, because these pools have the potential to disrupt central banks’ attempts to influence exchange rates. In the current environment, you must recognize the possibility that future regulatory changes may alter, perhaps to a material extent, the nature of an investment in any Series of the Trust.

Failure of the Trust’s other counterparties may result in losses to the Trust.

The Trust may be unable to recover any of its assets in the event of the bankruptcy of any unregulated or over-the-counter counterparty with whom it trades. Such inability to recover the Trust’s assets may result in losses to your investment.

CFTC registrations could be terminated which could adversely affect the Trust or a Series.

If the CE Act registrations or NFA memberships of the Managing Owner or the registered Trading Advisors were no longer effective, these entities would not be able to act for the Trust. If the Managing Owner or a registered Trading Advisor were unable to act for the Trust or a Series, it could adversely affect the Trust or such Series.

For example, if the Managing Owner’s registration as a commodity pool operator, or CPO, under the CE Act or the Managing Owner’s membership as a CPO with the NFA were suspended, revoked or terminated, unless there were at least one remaining managing owner whose registration or membership has not been suspended, revoked or terminated, the Trust will be required to dissolve.

Likewise, if a registered Trading Advisor’s registration as a commodity trading advisor under the CE Act or such Trading Advisor’s membership as a commodity trading advisor with the NFA were suspended, revoked or terminated, the Trust would remove such Trading Advisor as a trading advisor for the applicable Series. The Managing Owner would then either terminate the Series or hire another commodity trading advisor to act as Trading Advisor for such Series.

The Trust and the Managing Owner have been represented by unified counsel, and you will not benefit from further review of your investment by independent counsel.

The Trust and the Managing Owner have been represented by unified counsel. To the extent that the Trust, the Managing Owner or you could benefit by further independent review, such benefit will not be available.

Although the foregoing risk factors are not a complete explanation of all the risks involved in purchasing interests in a fund that invests in the highly speculative, highly leveraged trading of futures, forwards and options, the foregoing risk factors are a complete explanation of all material risks involved in purchasing Units in the Trust. You should read this entire Form 10-K and the Prospectus before determining to subscribe for Units.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

The Trust does not own or use any physical properties in the conduct of its business. Its assets currently consist of cash items such as money market funds, certificates of deposit (under nine months) and time deposits, and, through each Trading Company, U.S. and international futures and forward contracts and other interests in derivative instruments, including options contracts on futures, forwards, swap contracts and spot contracts. The Trust’s main office is located at 1660 Lincoln Street, Suite 100, Denver, Colorado 80264.

Item 3. LEGAL PROCEEDINGS.

The Trust is not a party to any pending legal proceedings.

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

The following table shows the number of unitholders and the number of Units outstanding in each Sub-Class of each Series as of December 31, 2005:

	Number of Unitholders	Number of Units Outstanding
Balanced Series (Class 1)	4,808	1,097,178
Balanced Series (Class 2)	576	195,216
Beach Series (Class 1)	100	18,290
Beach Series (Class 2)	16	1,533
Currency Series (Class 1)	53	2,834
Currency Series (Class 2)	3	20,370
Campbell/Graham Series (Class 1)	1,367	228,642
Campbell/Graham Series (Class 2)	116	29,396
Dunn Series (Class 1)	24	2,227
Dunn Series (Class 2)	9	1,509
Graham Series (Class 1)	345	68,058
Graham Series (Class 2)	34	20,676

No Units are authorized for issuance by the Trust under equity compensation plans. During the year ended December 31, 2005, no unregistered Units were sold by the Trust. In addition, the Trust did not repurchase any Units during the year ended December 31, 2005.

On October 7, 2004, the Trust filed a registration statement on Form S-1 (File No. 333-119596), which was declared effective on February 7, 2005. The Trust registered a total of 11,000,000 Units in such registration statement, including 8,750,000 Units in Balanced Series, 650,000 Units in Beach Series, 230,000 Units in Currency Series, 3,000,000 Units in Campbell/Graham Series (which was a newly created Series registered for the first time), 230,000 Units in Dunn Series, and 1,100,000 Units in Graham Series. The estimated aggregate offering price was $1,093,833,000, which amount was calculated assuming that all Units in the Balanced Series, Beach Series, Currency Series and Dunn Series of Units were sold at the Net Asset Value per Unit as of October 1, 2004 and assuming that all Units in the Campbell/Graham Series and Graham Series of Units were sold at the price of $100 per Unit.

On November 15, 2005, the Trust filed a registration statement on Form S-1 (File No. 333-129701), which was declared effective on February 9, 2006. The Trust registered a total of 1,620,000 Units in such registration statement, including 270,000 Units in Balanced Series (Class 1a and 2a), 350,000 Units in Long Only Commodity Series, 250,000 Units in Long/Short Commodity Series and 750,000 Units in Managed Futures Index Series. As of March 1, 2006, no Units in such Series were issued to any person other than the Managing Owner.

As of December 31, 2005, the Trust had received subscriptions for Balanced Series Units, Beach Series Units, Currency Series Units, Dunn Series Units and Graham Series Units. The aggregate proceeds received were $154,634,812 for Balanced Series, $2,125,734 for Beach Series, $24,500,470 for the Campbell/Graham Series, $2,766,740 for Currency Series, $2,390,357 for Dunn Series and $13,510,080 for Graham Series.

Except for that portion of each Trading Company’s assets used as margin to maintain that Trading Company’s forward currency contract positions, the proceeds of the offerings for each Series are be deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements.

The clearing brokers credit each Trading Company with 80%-100% of the interest earned on its average net assets (other than those assets held in the form of U.S. government securities) on deposit with the clearing brokers each month. During the year ended December 31, 2005, this amount was approximately 85%. In an attempt to increase interest income earned, the Managing Owner also may invest non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the United States, or by a person controlled by or supervised by and acting as an instrumentality of the government of the United States pursuant to authority granted by Congress of the United States or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Interest income up to 2.0% will be paid to the Managing Owner.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial information for the years ended December 31, 2005, and 2004, is taken from the financial statements of the Trust included on pages F-1 through F-22 of this filing.

You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included therewith. Results from past periods are not necessarily indicative of results that may be expected for any future period.

FOR THE YEAR ENDED DECEMBER 31, 2005

	Balanced Series	Beach Series	Campbell/ Graham Series	Currency Series	Dunn Series	Graham Series
Interest income - net	$1,010,834	$16,877	$126,602	$3,370	$20,588	$85,327
Total expenses	6,659,562	129,494	731,047	10,669	14,172	380,800
Net gain / (loss) on investments	13,418,243	365,856	645,656	(5,175)	(389,573)	(155,411)
Net income / (loss)	7,044,527	253,239	404,576	(11,679)	(383,157)	(1,268,834)
Net income per unit – Class 1	(1.45)	5.92	(5.70)	(5.01)	(18.13)	(20.67)
Net income per unit – Class 2	1.88	9.43	(3.17)	(2.05)	(15.62)	(18.19)
Total Assets	143,854,064	2,251,600	30,219,924	2,878,248	336,709	7,515,985
Total owners’ capital – Class 1	114,741,316	2,047,247	21,561,490	276,762	193,425	5,642,080
Total owners’ capital – Class 2	21,224,912	178,306	2,846,556	2,065,914	136,016	1,772,604
Net Asset Value per Unit – Class 1	104.58	111.93	94.30	97.66	86.83	82.90
Net Asset Value per Unit – Class 2	108.73	116.27	96.83	101.42	90.15	85.73

The Campbell/Graham Series broke escrow and commenced operations as of February 11, 2005.

FOR THE YEAR ENDED DECEMBER 31, 2004

	Balanced Series	Beach Series	Campbell/ Graham Series	Currency Series	Dunn Series	Graham Series
Interest income - net	$5,876	$116	—	$2	$—	$—
Total expenses	687,681	5,661	—	44	78,214	74,509
Net gain on investments	2,396,442	17,300	—	154	204,380	272,202
Net income	1,492,801	11,755	—	112	126,166	197,693
Net income per unit – Class 1	6.03	6.01	—	2.67	4.96	3.57
Net income per unit – Class 2	6.85	6.84	—	3.47	5.77	3.92
Total Assets	33,661,231	671,300	—	458,730	2,406,748	6,981,627
Total owners’ capital – Class 1	11,772,262	488,932	—	16,586	117,047	1,961,583
Total owners’ capital – Class 2	20,884,923	178,489	—	442,069	2,276,622	4,889,204
Net Asset Value per Unit – Class 1	106.03	106.01	—	102.67	104.96	103.57
Net Asset Value per Unit – Class 2	106.85	106.84	—	103.47	105.77	103.92

As of September 24, 2004, the Trust broke escrow and commenced operations for each Series except the Graham Series. The Graham Series broke escrow and commenced operations as of November 19, 2004. The Campbell/Graham Series broke escrow and commenced operations as of February 11, 2005.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Frontier Fund, or the Trust, is a Delaware statutory trust formed in August 8, 2003. The Trust is a multi-advisor commodity pool, as described in CFTC Regulation § 4.10(d)(2). The Trust is authorized to issue multiple Series of Units in segregated pools of assets of the Trust, pursuant to the requirements of the Trust Act. The assets of each Series are segregated from the assets of other Series. The Trust is managed by the Managing Owner, and its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances).

The Trust, with respect to each Series of Units, engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments and may, from time to time, engage in cash and spot transactions. The Trust allocates funds to the Trading Companies each of which has one-year renewable contracts with its own independent Trading Advisor(s) that will (i) manage all or a portion of the applicable Trading Company’s assets, (ii) make the trading decisions for the assets of each Series vested in such Trading Company, (iii) segregate its assets from any other Trading Company and maintain separate, distinct records for each Series, and (iv) account for its assets separately from the other Series and the other Trust assets. The Trust has an investment objective of increasing the value of the Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies).

As of December 31, 2005, the Trust had six separate Series of Units issued and outstanding: Balanced Series, Beach Series, Campbell/Graham Series, Currency Series, Dunn Series and Graham Series. Each Series of Units had two separate sub-classes issued and outstanding—Class 1 and Class 2.

On November 15, 2005, the Trust filed a registration statement on Form S-1 (File No. 333-129701), which was declared effective on February 9, 2006. The Trust registered in such registration statement Units in Balanced Series (Class 1a and Class 2a), Long Only Commodity Series (Class 1 and Class 2), Long/Short Commodity Series (Class 1 and Class 2) and Managed Futures Index Series (Class 1 and Class 2).

For additional overview of the Trust’s structure and business activities, see Item 1 “BUSINESS”.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At December 31, 2005, cash deposited at the clearing brokers was $19,097,934 for the Balanced Series, $5,019,359 for the Campbell/Graham Series and $875,159 for the Currency Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each week. Currently, this amount is estimated to be 5.13%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the United States, or by a person controlled by or supervised by and acting as an instrumentality of the government of the United States pursuant to authority granted by Congress of the United States or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Interest income up to 2.0% is paid to the Managing Owner.

Approximately 10% to 20% of the Trust’s assets are expected to be committed as required margin for futures contracts and forward and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the

Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short term investments, such as money market funds, certificates of deposit (under nine months) and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. Federally chartered banks. As of December 31, 2005, such cash equivalents and short term investments included time deposits at Merrill Lynch Bank USA, and money market funds held at Merrill Lynch Investment Managers. Including cash held at US Bank, total cash and cash equivalents and short term investments held at these institutions were $112,543,730 for the Balanced Series, $1,612,192 for the Beach Series, $19,550,650 for the Campbell/Graham Series, $1,974,661 for the Currency Series, $501,714 for the Dunn Series and $5,837,674 for the Graham Series.

Results of Operations

Twelve Months Ended December 31, 2005 Compared to Commencement of Operations Through December 31, 2004

Balanced Series

The Balanced Series commenced operations on September 24, 2004. The Balanced Series – Class 1 Net Asset Value decreased 1.4% and increased 6.0%, respectively, for the twelve months ended December 31, 2005 and from commencement of operations through December 31, 2004, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value increased 1.8% and 6.8%, respectively, for the twelve months ended December 31, 2005 and from commencement of operations through December 31, 2004, net of fees and expenses.

The Balanced Series – Class 1 Net Increase/(Decrease) In Owners’ Capital Resulting From Operations was $5,634,669, or ($1.45) per unit, for the twelve months ended December 31, 2005 compared to $127,012 or $6.03 per unit, for the twelve months ended December 31, 2004.

The Balanced Series – Class 2 Net Increase/(Decrease) In Owners’ Capital Resulting From Operations was $1,409,858, or $1.88 per unit, for the twelve months ended December 31, 2005 compared to $1,365,789, or $6.85 per unit, for the twelve months ended December 31, 2004.

For the twelve months ended December 31, 2005, the Balanced Series recorded net gain on investments of $13,418,243, net interest of $1,010,834, and total expenses of $6,659,562, resulting in a net increase in Owners’ capital from operations of $7,044,527 after minority interests of ($724,988). The Net Asset Value per Unit, Class 1, decreased from $106.03 at December 31, 2004, to $104.58 at December 31, 2005. For Class 2, the Net Asset Value per Unit decreased from $106.85 at December 31, 2004, to $108.73 at December 31, 2005. Total Class 1 subscriptions and redemptions for the twelve months were $100,673,862 and $3,339,477, respectively. Total Class 2 subscriptions and redemptions for the twelve month period were $18,337,828 and $19,407,697, respectively. Ending capital at December 31, 2005, was $114,741,316 for Class 1 and $21,224,912 for Class 2.

The first quarter of 2005 was difficult for the managed futures industry as a whole, and the Balanced Series was no exception. Reversals and range-bound trading in stock indices, currencies, and interest rate futures hampered performance, as trend-following programs suffered through unfavorable market conditions. Energy was the sole significant profit-generating sector, but profits in this area could only temper the otherwise poor performance.

The second quarter started badly, as broad-based losses in stock index futures throughout the world combined with losses from the energy sector to drag April performance down. Metals and currencies also contributed losses. Interest rates and the currency sector contributed significant profits throughout the rest of the quarter, more than making up for the poor beginning and leading to a profitable quarter for the Balanced Series.

The world’s equity markets recovered quickly from the London bombings and rallied throughout July, showing unexpected strength. Balanced Series trading advisors reaped significant profits from the stock index sector throughout the third quarter. The energy sector was also profitable in the third quarter, as an uptrend in prices accelerated with the arrival of Hurricane Katrina. Heavy losses in the interest rate sector, however, pulled performance into negative territory for the quarter.

Metals and stock indices were star performers in the fourth quarter, as accelerating bull markets in both precious and base metals combined with rising prices in overseas stock markets to push the Balanced Series units into positive territory for the year. Losses continued in the interest rate sector, as traders had to deal with relatively large daily ranges and reversals in the longer US Treasury futures.

From the commencement of operations through December 31, 2004, the Balanced Series recorded net gain on investments of $2,396,442, net interest of $5,876, and total expenses of $687,681, resulting in a net increase in Owners’ capital from operations of $1,492,801 after minority interests of ($221,836). The Net Asset Value per Unit, Class 1, increased from $100.00 at September 24, 2004, to $106.03 at December 31, 2004. For Class 2, the Net Asset Value per Unit increased from $100.00 at September 24, 2004, to $106.85 at December 31, 2004. Total Class 1 subscriptions and redemptions from commencement of operations through December 31, 2004 were $11,653,988 and $8,738, respectively. Total Class 2 subscriptions and redemptions from commencement of operations through December 31, 2004 were $23,968,134 and $4,450,000, respectively. Ending capital at December 31, 2004, was $11,772,262 for Class 1 and $20,884,923 for Class 2.

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

Beach Series

The Beach Series commenced operations on September 24, 2004. The Beach Series – Class 1 Net Asset Value increased 5.6% and 6.0%, respectively, for the twelve months ended December 31, 2005 and from commencement of operations through December 31, 2004, net of fees and expenses; the Beach Series – Class 2 Net Asset Value increased 8.8% and 6.8%, respectively for the twelve months ended December 31, 2005 and from commencement of operations through December 31, 2004, net of fees and expenses.

The Beach Series – Class 1 Net Increase/(Decrease) In Owners’ Capital Resulting From Operations was $241,432, or $5.92 per unit, for the twelve months ended December 31, 2005 compared to $7,139 or $6.01 per unit, for the twelve months ended December 31, 2004.

The Beach Series – Class 2 Net Increase/(Decrease) In Owners’ Capital Resulting From Operations was $11,807, or $9.43 per unit, for the twelve months ended December 31, 2005 compared to $4,616, or $6.84 per unit, for the twelve months ended December 31, 2004.

For the twelve months ended December 31, 2005, the Beach Series recorded net gain on investments of $365,856, net interest of $16,877, and total expenses of $129,494, resulting in a net increase in Owners’ capital from operations of $253,239. The Net Asset Value per Unit, Class 1, increased from $106.01 at December 31, 2004, to $111.93 as of December 31, 2005. The Net Asset Value per Unit, Class 2, increased from $106.84 at December 31, 2004, to $116.27 as of December 31, 2005. Total Class 1 subscriptions for the twelve months were $1,398,568, and redemptions were $81,685. Total Class 2 subscriptions and redemptions for the twelve month period were $71,500, and $83,490, respectively. Ending capital at December 31, 2005, was $2,047,247 for Class 1 and $178,306 for Class 2.

After ending 2004 on a nine-year low the US Dollar Index rebounded sharply in the first week of January as the currency made over 3% against the Swiss Franc and the Euro. The US Dollar had plunged in the 4th quarter on the back of concerns over the US balance of payments and the Bush administration’s seeming indifference to the currency’s decline. The prospect of future interest rate hikes upset the US stock markets and all the indices declined. Base Metals also reacted to the currency moves, with aluminum falling over 6% on the month. Bond markets continued to exhibit an unusual degree of independence and for most part maintained relatively narrow trading ranges. Other Commodities put in a small gain due to short positions in Soybeans and Wheat.

In February, the Stock Index sector had a good month with the majority of markets moving higher. The Hang Seng was the best performing market. February was a quiet month in the Interest Rates sector, while good performance came from Eurodollar positions. Oil prices headed higher during February, generating profits in Heating Oil and Brent Crude. The Metals sector was the best performing sector with both base metals and precious metals moving higher. Silver climbed over 10% during the month. Currencies had a mixed month. Base and Precious metals performed well as prices moved higher during the month.

March 2005 started well with the trends of February following through to the first half of the month. The final two weeks of the month saw reversals of these trends leading to an overall loss in the Series. The global equity markets started declining mid month, particularly in the USA as investors became increasingly nervous about the Federal Reserve’s ongoing policy of interest rate increases and the erosion of corporate profits resulting from rising energy and other commodity prices. The European and Far East markets were not immune to the decline as investors are becoming more sensitive to weak economic data from these regions. A rate increase by the Federal Open Market Committee saw the US dollar move sharply higher against the European and Asian / Pacific currencies, affecting long Euro and British pound positions. The interest rate hike was also felt in the Other Commodities sector as both base (with the exception of Aluminum) and Precious Metals fell following the news. Energy markets had a sharp sell off but ended the month higher with Gasoline leading the way as, from a futures prospective, the summer driving season is approaching in the USA. Energy was the best sector with good profits in Gasoline and Heating Oil. Currencies lost money as the US Dollar surged higher following the US rate hike. Aluminum performed well in the Metals sector but the gains were offset by losses in Gold and Silver.

Markets remained very volatile and counter trending over the month of April leading to losses in the Beach Series. Energy reversed its recent gains as Heating Oil and Unleaded Gasoline fell sharply during the month. In the Metals sector Aluminum was hit the hardest as significant producer selling came into the market. Indices, with a few exceptions, declined during the month with the Nikkei recording a new low for the year. Fixed Income yields declined significantly across the maturity and geographic spectrum in April with the exception of the short end in the USA. The markets focused on the disappointing IFO business climate index for Germany combined with a possible no vote in the upcoming European referendums on the European constitution. In Japan, an unexpectedly weak CPI and Tokyo department store sales drove the yield on the JGB lower. In the Currency sector, Yen strength generated losses as the market focused on continuing U.S. efforts to persuade the Chinese to let the Renminbi float or at least appreciate vis-à-vis the dollar.

Early May saw a continuation of the difficult trading conditions prevalent in earlier months. The second half of the month saw an improvement in performance as the US Dollar climbed through its previous high for the year, performing the best relative to the European currencies but also making gains against the major Asia/Pacific Currencies. The Stock Index sector suffered on the back of short NASDAQ positions as equity markets rallied. Fixed Income yields extended the decline that began in mid-March with the move being most dramatic at the long end of the European and North American markets. Gasoline and Crude drifted lower during the month causing the Energy sector to make a loss on the month. Other Commodities were slightly negative as profits in Soybean Meal, Feeder Cattle and London Coffee were offset by losses in Corn and Soybean Oil.

The Beach Series was profitable in June, with performance primarily coming from the Financial sectors. The Currency sector benefited mainly from positions in the Yen and the Euro as the US dollar strengthened during the early part of the month. European and Asia / Pacific equity indices moved higher despite rising energy costs. The FTSE and the IBEX Index in Spain were the best performing markets in that sector. Fixed income yields extended their declines during the month, with profits coming from positions both at the long end and the short end with the Bund and Short Sterling being the main drivers. Energy prices continued to rise during the month as market participants continued to believe that OPEC did not have the ability to hold prices below $50 per barrel through increased production. Gasoline was the best performing market in June. The Commodity sector was disappointing, both base and precious metals put in a mixed performance with Gold and Copper rising but Silver and Nickel falling. The Soybean complex was affected by weather implications as the market watched to see what the impact of the various hurricanes would be.

The main story for July was the dramatic move in Bond yields in the USA. The initial catalyst appears to have been a stronger-than-expected June ISM Purchasing Managers Survey which drove 10-year Treasury yields back above 4.0%. Other positive surprises throughout the month bolstered the economy - Retail Sales and University of Michigan confidence were notable examples. The improved outlook for the economy helped push the S&P to its best level in over 4 years. European & Asia/Pacific Indices also moved substantially higher during the month as upbeat economic data and generally positive second quarter earnings reports fed the market. The US Dollar maintained a broad consolidation range for most of the month. Metals and Commodities had a quiet month. Stock Indices were the best performers with profits coming from the European and Far East Indices. In the Interest Rate sector losses came from positions in T-Bonds and Euribor.

The primary factor in August was the large upward move in energy prices toward the end of the month. The DJ-AIG Index jumped 5.9% on August 29th when Hurricane Katrina hit the Gulf Coast, shutting off 1.4 million barrels per day of oil production and 8.3 billion cubic feet of natural gas production. Global equity markets exhibited an increased sensitivity to rising energy prices earlier in the month and therefore declined. Japan proved an exception, recording meaningful gains after a surprisingly upbeat report from the BOJ and a sharp rise in machinery orders. The US Dollar Index declined over 1% in August; the main beneficiaries being the European currencies. Profits in the Beach Series came primarily from the Energy Sector with Unleaded Gasoline being the main performance driver. Currencies was the poorest-performing sector with the main loss coming from a British Pound position.

Global Stock Indices provided the main performance in September. Whilst the US Stock Indices were generally lower on the month, European and Asian markets surged higher. The Currency sector also had a good month as the Dollar Index erased its August decline. The US Dollar, which had fallen on the back of rising oil prices, rallied as these settled down. European currencies also took an additional knock after Angela Merkel failed to win a decisive majority in the German Elections. In the Currency sector, the portfolio’s positions in the Canadian $ and Euro performed well.

October saw sharp reversals in Stock Indices. Short-term trading signals were used to avoid giving back the bulk of the gains made in October. Interest Rates had a profitable month on the back of positions in the Bund and Eurodollars. Yen positions continued to perform well but Canadian dollar positions gave back some of their gains. Energy prices continued to drift lower as the restoration of Mexican Gulf production and refining capacity is progressing. Heating Oil inventories, which will become increasingly important as winter approaches, have continued to tighten to seasonal averages. The Metal sector performed well as Zinc and Copper climbed higher. Other Commodities had a relatively flat month, Grains and Oilseeds, as a sector, fell during October whilst Foods and Softs moved higher.

November was a strongly positive month for the Beach Series. The benefits of diversification showed through as strong performance came from a number of different sectors. The US dollar performed well with the Dollar Index climbing to a new high for the year. The Japanese Yen also broke it’s 2004 low vs. the US dollar along with the Euro, British pound and Swiss franc. After selling off in October, Stock Indices dramatically reversed course in November, with the strongest gains coming from the Asia/Pacific region. The Financials sector had a quiet month. Metals, both precious and base, performed well, with Gold and Copper being the main performance drivers of the sector. Other Commodities also put in a good performance on the month. Sugar continued on it’s upward trend and was the best performing market in the Soft’s sector.

December saw a continuation of the upward move in Stock Indices in Europe and Asia as investor confidence grew. Gains in the U.S. were the smallest among the developed nations with the Dow Jones Industrial Index remaining unchanged. The Japanese TOPIX index was the best performer in the Stock Indices sector. In the Currency sector, Japanese Yen positions suffered a sharp reversal towards the middle of the month, when the Bank of Japan released the latest Tankan report showing significant improvement in private companies compared to previous reports. In the Interest Rate sector; steady tightening by the Federal Reserve generally put upward pressure on the short end of the yield curve. Longer maturities, however, did not respond to the degree that might have been expected. The divergence between short and long term maturities was most obvious in the US where the spread narrowed substantially. The Metals sector continued to perform well as both base and precious metals moved higher during the month. Gold moved above $500 per ounce for the first time since 1987. Gold and Zinc were the main profit drivers in the Metals sector. Energy prices moved generally higher during the month. Other Commodities put in a good performance on the back of positions in Sugar.

From the commencement of operations through December 31, 2004, the Beach Series recorded net gain on investments of $17,300, net interest of $116, and total expenses of $5,661, resulting in a net increase in Owners’ capital from operations of $11,755. The Net Asset Value per Unit, Class 1, increased from $100.00 at September 24, 2004, to $106.01 as of December 31, 2004. The Net Asset Value per Unit, Class 2, increased from $100.00 at September 24, 2004, to $106.84 as of December 31, 2004. Total Class 1 subscriptions and redemptions from commencement of operations through December 31, 2004 were $481,793 and $0, respectively. Total Class 2 subscriptions and redemptions from commencement of operations through December 31, 2004 were $173,873, and $0, respectively. Ending capital at December 31, 2004, was $488,932 for Class 1 and $178,489 for Class 2.

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

Campbell/Graham Series

The Campbell/Graham Series commenced operations on February 11, 2005. The Campbell/Graham Series – Class 1 decreased 5.7% for the period since commencement of operations through December 31, 2005, net of fees and expenses; the Campbell/Graham Series – Class 2 decreased 3.2% for the period since commencement of operations through December 31, 2005, net of fees and expenses.

The Campbell/Graham Series – Class 1 Net Increase/(Decrease) In Owners’ Capital Resulting From Operations was $310,014, or ($5.70) per unit, for the twelve months ended December 31, 2005.

The Campbell/Graham Series – Class 2 Net Increase/(Decrease) In Owners’ Capital Resulting From Operations was $94,562, or ($3.17) per unit, for the twelve months ended December 31, 2005.

For the period from commencement of operations through December 31, 2005, the Campbell/Graham Series recorded net gain on investments of $645,656, net interest of $126,602, and total expenses of $731,047, resulting in a net increase in Owners’ capital from operations of $404,576 net of minority interests of $363,365. The Net Asset Value per Unit, Class 1, decreased from $100.00 at commencement of operations on February 11, 2005, to $94.30 as of December 31, 2005. The Net Asset Value per Unit, Class 2, decreased from $100.00 at commencement of operations on February 11, 2005, to $96.83 as of December 31, 2005. Total Class 1 subscriptions for the period since commencement of operations to December 31, 2005 were $21,748,476, and redemptions were $497,000. Total Class 2 subscriptions and redemptions for the period since commencement of operations to December 31, 2005 were $2,751,994, and $0, respectively. Ending capital at December 31, 2005, was $21,561,490 for Class 1 and $2,846,556 for Class 2.

A difficult interest rate environment caused losses at the longer end of the curve in February 2005. Trending conditions in the equity index, zinc, and copper markets resulted in profits that offset much of the portfolio’s losses during the month. The rally in the US Dollar failed early in February and the dollar ended the month lower. However, small gains on our short dollar positions were offset by losses in cross currency pairs, resulting in negative performance in the currency sector overall.

There were mixed results in March, as the theme of range-bound, choppy markets continued in most sectors. Profits were primarily in the Interest Rate sector, as both short-term and long-term positions proved profitable, and the Energy sector where crude and products prices made new highs. Losses in the Stock Index and Currency sectors combined to drag overall performance negative for the month.

The US Dollar ended the month only slightly higher, but Currencies was the best performing sector in April. Fixed Income instruments continued the rally which began in late March and were also slightly profitable. The Energy sector, one of our best performers in March, was the worst performer in April, as Crude Oil prices fell by almost $8 a barrel. Equity Indices were also negative with stock prices ending lower following sharp declines mid-month.

The Campbell-Graham Series’ May performance was strong, with higher returns resulting primarily from positive performance in Currencies and Interest Rates. The apparent breakdown of the EU constitutional ratification process was a key development late in the month causing investors to readjust their expectations for the Euro. The shift in favor of the US Dollar topped off a six week rally that led the greenback to its highest levels since before the US elections in 2004. The Fixed Income sector was the best performer in May. The markets’ sharp response to economic and political events during the course of the month evidenced a certain degree of investor surprise.

The Campbell-Graham Series reported another month of strong returns in June, as a surge in global volatility continued to fuel strong performance. Substantial moves in the currency, fixed income and energy markets were the primary profit drivers. The most profitable sector was Currency, as the US Dollar rose sharply in June to new six-month highs. The Euro continued to slide during the month following the rejection of the proposed European constitution by French and Dutch voters.

July results were mixed for the Campbell-Graham Series. Markets were rattled following the Chinese currency revaluation, but much of the initial decline in the US dollar was recovered the following day. Equity markets ended the month broadly higher and were the most profitable sector while the Interest Rates sector traded lower and generated the largest losses. Energy markets traded lower early in the month, but ended near all-time highs and at a small profit for long positions. July returns demonstrated the virtue of diversification as some of the best performing sectors year-to-date posted losses, while the most difficult sector this year (Equities) delivered the best return in July.

August was a disappointing month in which sharp trend reversals occurred in each of the major financial sectors, resulting in significant losses. Currencies was the worst performing sector. The US Dollar peaked at the end of July, then reversed sharply and traded close to its recent lows at the end of August. A similar reversal occurred in the Interest Rates sector, resulting in losses at both ends of the yield curve. Equities trended higher in July, but record energy prices caused a sharp sell-off and erased the gains, with performance nearly flat in this sector. Energy was the only profitable sector of note in August.

The Campbell-Graham Series reported positive returns in September as many of the trends in the major financial sectors resumed their course. The same sectors that reversed so sharply in August were the most profitable for September, while Energy, the most profitable sector in August, made losses in September as crude oil prices finally settled lower. The US Dollar rallied strongly from the start of the month following the late-August sell-off, and again approached the highs for the year. Although some cross currency trades generated losses, the Currency sector proved profitable overall. Even more profitable for the Series was the Stock Index sector, as global equity markets also finished mostly higher.

October results were positive, as the Interest Rate and Currencies sectors provided strong returns. The fixed income sector was profitable as inflation fears fueled a sell-off in bonds and interest rates moved higher across the whole yield curve. The currency markets also delivered solid gains as the US Dollar continued to show strength. The energy markets ended lower, resulting in some losses, but the biggest losses were in the equity indices as stock prices declined sharply. Profits were recorded in base metals due to ongoing bullish trends in zinc and copper and bearish trends in nickel

November was another profitable month for the Campbell-Graham Series. Currencies was the most profitable sector as the US Dollar continued to strengthen against the Euro and the Yen. The major theme continued to be the rising US interest rate differentials and the persistent weakness of the Yen. Energy prices continued their slide in November with warmer than normal weather in many regions of the country. This was good news for energy consumers, but generated losses for long energy positions. Metals were slightly profitable, with Copper rising to new all-time highs and Gold closing over $500 per ounce.

Short-term volatility in the Currencies and Interest Rate sectors generated losses in December, as the U.S. dollar moved sharply lower. The Japanese Yen was in decline against most other currencies all year, but reversed sharply in December as new economic data finally turned positive. Gains in global equity indices and metals offset a portion of the losses for the month. These smaller gains resulted from continued bullish trends in equity indices and metals

Currency Series (formerly the C-View Currency Series)

The Currency Series commenced operations on September 24, 2004. The Currency Series – Class 1 decreased 4.9% and increased 2.7%, respectively, for the twelve months ended December 31, 2005 and from commencement of operations through December 31, 2004, net of fees and expenses; the Currency Series – Class 2 decreased 2.0% and increased 3.5%, respectively, for the twelve months ended December 31, 2005 and from commencement of operations through December 31, 2004, net of fees and expenses.

The Currency Series – Class 1 Net Increase/(Decrease) In Owners’ Capital Resulting From Operations was ($5,524), or ($5.01) per unit, for the twelve months ended December 31, 2005 compared to $43 or $2.67 per unit, for the twelve months ended December 31, 2004.

The Currency Series – Class 2 Net Increase/(Decrease) In Owners’ Capital Resulting From Operations was ($6,155), or ($2.05) per unit, for the twelve months ended December 31, 2005 compared to $69, or $3.47 per unit, for the twelve months ended December 31, 2004.

For the twelve months ended December 31, 2005, the Currency Series recorded net loss on investments of $5,175, net interest of $3,370, and total expenses of $10,669, resulting in a net decrease in Owners’ capital from operations of $11,679 net of minority interests of $795. The Net Asset Value per Unit, Class 1, decreased from $102.67 at December 31, 2004, to $97.66 as of December 31, 2005. The Net Asset Value per Unit, Class 2, decreased from $103.47 at December 31, 2004, to $101.42 as of December 31, 2005. Total Class 1 subscriptions and redemptions for the twelve months ending December 31, 2005 were $303,197, and $37,497, respectively. Total Class 2 subscriptions and redemptions were $2,005,000 and $375,000, respectively, for the twelve months ending December 31, 2005. Ending capital at December 31, 2005, was $276,762 for Class 1 and $2,065,914 for Class 2.

Performance was nearly flat in January as the first week of the month saw a sizeable recovery in the US Dollar with the Euro registering its greatest decline in one week since inception. The sharp US Dollar recovery did not suit the currency positions and it was this and the decline in the value of some of the cross currency strategies that caused the first few days of the year to be negative. The Series experienced successful trading of Swiss Franc versus GB Sterling and US Dollar against the Japanese Yen, but had losses in Euro against GB Sterling and GB Sterling against the dollar.

February was an inconclusive month in the Foreign Exchange market. In the early part of the month the US Dollar continued the recovery which had commenced in January. However, and in spite of generally good economic numbers out of the US, the US Dollar commenced a decline from higher levels in the middle of the month. The continued appreciation of Asian currencies contributed to gains and the Series generated positive returns in positions long of New Zealand $, Philippine Peso, Singapore $, Taiwan $. These gains were somewhat offset by a loss in US Dollar versus Indonesian Rupiah. In short term trading strategies there were solid gains in Euro versus the US Dollar, GB Pound versus the US Dollar and in Euro versus Swiss Franc. There were losses in US Dollar and GB Pound versus Japanese Yen and Australian $ versus the US Dollar.

In March, the competing influences of the weight of the US trade, current account and budget deficits (having a negative effect on the US Dollar) and steadily increasing US interest rates and lackluster economic performance elsewhere in the Euro zone and Japan (having a positive effect on the US Dollar) failed to be resolved . The result of this was that US Dollar weakness in the early part of the month was followed by some strengthening toward the end of the month. The rising oil price was considered by the markets at the margin to be US Dollar positive. From a portfolio perspective, the Series experienced losses in US Dollar versus Indonesian Rupiah and US Dollar versus Taiwan Dollar. There were gains in US Dollar versus New Zealand $, Philippine Peso and Polish Zloty but these were partially offset by a loss in US Dollar versus Singapore $.

The release of US economic data throughout April, although relatively poor, was offset by weaker economic numbers from the Euro zone, leaving the foreign exchange market to drift fairly aimlessly throughout the month. Concern about upward pressures on U.S rates continued in the early part of April, causing liquidation of minor currency yield positions and leading to increased volatility in those markets. The possibility of a peg adjustment from China continued, but mitigating this were concerns about higher rates which meant that volatility remained high in the regional currencies, especially the Asian pairings. This resulted in some appreciation of the Japanese Yen. The whipsaw actions that were evident across the markets in general caused losses in the Series.

May started with a repeat of the range bound trading conditions experienced for most of the early part of 2005 but became quite different due to two factors. First, an improvement in the economic data out of the US coincided with further evidence that the Euro zone economy was at best limping along. Secondly, and more importantly, the prospect and then the reality of the French Referendum on the European Constitution proved a catalyst for markets to reassess the prospects for the Euro zone from a political as well as economic perspective. This prompted a fall in the Euro toward the end of the month and underscored US Dollar strength in general. After a mediocre start to the month, where range bound markets made it difficult to generate consistent revenues from both a portfolio and short term perspective, the decline in the Euro and GB Pound and the associated US Dollar strength generated profits later in the month.

In June, the US Dollar continued the rally that started in April. However, the move higher was not as impulsive as many commentators expected. A further rate rise from the FOMC and an unchanged bias provided further incentive for US Dollar buying. In spite of this and talk of rate cuts in Euroland, however, a break of the psychological 1.20 level in Eur/Usd proved elusive. Economic data out of the U.S. was on the whole positive while European figures remained weak, and the negative sentiment regarding EU continued. In the Latin sphere the Brazilian Real continued to attract the yield hunters despite talk of increased US Dollar buying interest from the Central Bank for the remainder of 2005. Despite a fairly strong start to the month, shorter-term trading struggled, and consequently the overall returns for the month were merely satisfactory rather than exceptional.

Cyclical data out of the US remained robust in July, which had the effect of keeping equities near their four year highs and prompting bond yields higher. In spite of this, the US currency struggled to post any new gains. There was continued talk within the FX market that reserve management / diversification had started to cap dollar strength, and the euphoric forecasts of sustained US dollar strength began to fade towards the end of the month. The long awaited announcement from the Chinese on the loosening of its exchange rate regime had a limited impact and there was some disappointment within the market with the lack of reaction from other Asian units, especially the Japanese Yen, as upcoming political worries in respect of the Postal Vote damaged positive Yen sentiment. As in June, the month started strongly. As the momentum in the strength of the dollar subsided, however, some gains were given up and the remainder of the month provided less opportunity with the market becoming range bound.

August proved to be an uninspiring month for the Foreign Exchange market with range trades holding sway for the most part. The exception to this theme was predominately the Asian currency block. Despite the continued, positive improvement in the Nikkei, the Japanese Yen weakened after the Japanese government’s defeat in the postal vote. The price of crude also had a positive influence on the Norwegian Kroner, while on the negative side it also contributed to an 8% decline in the value of the Indonesian Rupiah. The Currency Series performance for August was somewhat disappointing because after a robust beginning they experienced a number of trading setbacks caused by short term moves.

Early September trading was heavily impacted by the arrival of Hurricane Katrina and the subsequent devastation in Louisiana. The resultant spike in the price of crude oil, along with perceived poor response from the Bush Administration, prompted a sell-off in the US dollar. Elsewhere, while the Japanese Yen, Indonesian Rupiah and Korean Won also weakened with the rise in Crude Oil, the major beneficiary was the Canadian Dollar, which continued to show fundamental strength on the back of higher energy and commodity prices. In the UK, economic data continued to show a soft tone increasing concerns about the future strength of the economy. Overall Currency Series trading results for September were disappointing, as traders were unable to capitalize on a robust start.

October was characterized by volatility in the currency markets with a distinct lack of any direction. Fundamentals continued to be subjugated to interest differentials as the key driver of moves. The most notable theme through the month was weakness in the Japanese yen despite favorable data. Economic output from the Eurozone continued to cause concern while North American data remained, on the whole, positive. Canadian data especially continued to show signs of strength, and the Canadian Dollar was further supported by robust commodity and energy prices. For the Currency Series, October was a disappointing month. It was an unusual situation in which both portfolio and short term trading experienced losses.

The US Dollar continued to strengthen in November. Comments from European Central Bank president, Trichet, virtually ensured a rate hike in early December, but also suggested that this could well be the first in a series of tightening moves, prompting a sharp rally in the Euro. Elsewhere, the Japanese Yen continued to weaken despite a strong equity market and continued signs that the domestic economy was improving, and the Canadian dollar showed further strength brushing aside political concerns. Yield plays continued dominate as the other majors remained within recent ranges. Overall results for the month were negative.

There was a move toward risk aversion in December, as a number of the yield plays that had dominated throughout 2005 reversed quite sharply due to profit-taking. A major driver was the reduction in Japanese Yen short positioning and the associated adjustments in Yen cross positioning against the other G10 currencies. Allied to this there was a general strengthening of Asian currencies, a theme which continued to benefit the Series. The major yield currencies gave up some of the gains of the previous months and the Brazilian Real weakened more than 8% from its highs. Moves were somewhat exacerbated because of liquidity declines in the face of the approaching holiday period. The Series had positive performance for the month.

From the commencement of operations through December 31, 2004, the Currency Series recorded net gain on investments of $154, net interest of $2, and total expenses of $44, resulting in a net increase in Owners’ capital from operations of $112. The Net Asset Value per Unit, Class 1, increased from $100.00 at September 24, 2004, to $102.67 as of December 31, 2004. The Net Asset Value per Unit, Class 2, increased from $100.00 at September 24, 2004, to $103.47 as of December 31, 2004. Total Class 1 subscriptions and redemptions from commencement of operations through December 31, 2004 were $16,543, and $0, respectively. Total Class 2 subscriptions and redemptions from commencement of operations through December 31, 2004 were $441,000, and $0, respectively. Ending capital at December 31, 2004, was $16,586 for Class 1 and $442,069 for Class 2.

The entire fourth quarter of 2004 was profitable for the Currency Series. October was a month in which the U.S. dollar declined, due to weaker economic numbers, and also by a lack of confidence in the ability of either of the U.S. presidential candidates to address effectively the issue of the U.S. trade and current account deficit. From a portfolio perspective, we made gains in exposures short of U.S. dollar versus Euro, Indian Rupee, Korean Won, Philippine Peso, Taiwan Dollar, Mexican Peso, Norwegian Krone, Swedish Krone and Singapore Dollar. Positions long of Brazilian Real versus Argentine Peso were successful, but we experienced a small loss in being long Chinese Yuan versus Hong Kong Dollar, and Australian Dollar versus New Zealand Dollar. November was also profitable. The outcome of the U.S. election caused the currency market to conclude that the policy pursued by the Bush administration is a weak U.S. dollar policy in all but name. In the absence of any particular initiatives to contain them the assumption is that the U.S. trade and current account deficits will continue to grow and only a weaker U.S. dollar is the preferred route to eventually reducing them. A number of our key strategies involving anticipated U.S. dollar weakness, noticeably against Asian currencies, made gains. Yield positions also made gains albeit that we are slightly more wary of these exposures in a rising interest rate environment. Our short term trading made some reasonable gains also. In short term trading strategies we made solid gains in U.S. dollar versus the Yen, Sterling, Swiss Franc and in Sterling versus Japanese Yen and Euro versus Sterling, but experienced small losses in the Euro against the U.S. dollar and Swiss Franc. December was profitable to a lesser degree then the two previous months. In general December saw a recovery in the U.S. dollar and the advent of more seasonally choppy currency markets after the steady dollar declines of the previous two months. As frequently happens at this time of year liquidity became an issue in some currencies and markets generally were more volatile. From a portfolio perspective, they made gains in exposures short of U.S. dollar versus Indian Rupee, Korean Won, Mexican Peso and Taiwan $; a position long of Brazilian Real versus Argentine

Peso was also profitable. A position long of Chinese Yuan against the U.S. dollar, anticipating some progress toward Chinese market liberalization generated a loss on carry. Our perception that the South African Rand was too strong proved incorrect and we generated losses in position short of Rand both against the U.S. dollar and GB Pound. In Euro crosses we made gains in the Czech Koruna, Polish Zloty, Slovakian Koruna versus the Euro but experienced offsetting losses as the Euro rose versus the Norwegian and Swedish Krone. In short term trading strategies we made solid gains in Euro versus the Japanese Yen, and GB Pound but losses in GP Pound against U.S. dollar and Japanese Yen. Our U.S. dollar trading was successful against the Swiss Franc but not against the Japanese Yen and Euro.

Dunn Series

The Dunn Series commenced operations on September 24, 2004. The Dunn Series – Class 1 Net Asset Value decreased 17.3% and increased 5.0%, respectively, for the twelve months ended December 31, 2005 and from commencement of operations through December 31, 2004, net of fees and expenses; the Dunn Series – Class 2 Net Asset Value decreased 14.8% and increased 5.8%, respectively, for the twelve months ended December 31, 2005 and from commencement of operations through December 31, 2004, net of fees and expenses.

The Dunn Series – Class 1 Net Increase/(Decrease) In Owners’ Capital Resulting From Operations was ($21,985), or ($18.13) per unit, for the twelve months ended December 31, 2005 compared to ($3,953) or $4.96 per unit, for the twelve months ended December 31, 2004.

The Dunn Series – Class 2 Net Increase/(Decrease) In Owners’ Capital Resulting From Operations was ($361,172), or ($15.62) per unit, for the twelve months ended December 31, 2005 compared to $130,119, or $5.77 per unit, for the twelve months ended December 31, 2004.

For the twelve months ended December 31, 2005, the Dunn Series recorded net loss on investments of $389,573, net interest of $20,588, and total expenses of $14,172, resulting in a net decrease in Owners’ capital from operations of $383,157. The Net Asset Value per Unit, Class 1, decreased from $104.96 at December 31, 2004, to $86.83 as of December 31, 2005. The Net Asset Value per Unit, Class 2, decreased from $105.77 at December 31, 2004, to $90.15 as of December 31, 2005. Total Class 1 subscriptions for the twelve months were $117,793, and redemptions were $19,430. Total Class 2 subscriptions and redemptions for the twelve month period were $5,061 and $1,784,495, respectively. Ending Capital at December 31, 2005, was $193,425 for Class 1 and $136,016 for Class 2.

The Dunn Series experienced losses in January. Gains in US and non-US interest rates were cancelled out by losses in equities and energies leaving the choppy currency market to dominate the month’s results as foreign currencies sold off against the dollar. These moves were largely supported by comments made by Secretary Snow that the Administration wants a strong dollar, adding that the focus will be on deficit reduction and other steps to sustain the dollar’s strength. These comments caught many investors off guard as most market participants expected the dollar to continue declining as it did in 2004. Energies bottomed out early in the month, largely supported by production cuts that were enacted in early January by OPEC producers. Continued tensions in Iraq, particularly the assassination of the Governor of Baghdad and impending elections at the end of the month kept an added premium in the market. Bonds staged a comeback in January, as December’s Non-Farm Payroll numbers were mostly in line with expectations. The economic releases pointed to growth, but inflation and inflationary expectations seemed to be in check. Stocks gave back most of their December gains.

February was another disappointing month for the Dunn Series on losses in the Currencies and Interest Rate sectors. In February, the Federal Reserve raised the Fed Funds rate by 25 basis points to 2.5% as expected. The dollar showed strength earlier in the month on Greenspan’s comments that market forces may be on the verge of stabilizing the current account deficit. Bush’s budget forecast also appeared to boost the dollar. The strong dollar trend reversed sharply late in the month largely due to the rumor that South Korea was diversifying its foreign reserves out of dollars and into other currencies creating fear that Japan and China would follow suit.

March continued a string of disappointing performance in the Dunn Series. A strong February non-farm payroll and surging raw commodity prices pressured the US Treasury market, providing positive traction to short US sovereign debt positions. Also, the Federal Open Market Committee raised the fed funds rate another 25 basis points as expected. Interest rate differentials helped the dollar stage a rally mid-month as the European Central Bank and the Bank of England passed on raising rates at their monthly meeting. This resulted in losses in short non-U.S. interest rate positions and long foreign currency positions. Even though OPEC increased its production quota by 500,000 barrels per day, crude oil prices kept their torrid pace, and profits in the Energy sector offset losses in the financial sectors. The first quarter was characterized by choppy and range-bound markets, with little in the way of extended trends from which to profit.

Strong gains in non-U.S. sovereign debt sector were insufficient to offset losses in others sectors for April. Energy prices weakened in response to build-ups in oil stocks coupled with downgraded forecasts of oil demand by the International Energy Agency. Softer economic data, including a weaker than expected non-farm payroll print, facilitated a US Treasury market rally, which pressured short U.S. sovereign debt positions. Currency markets continued to look for direction as interest rate differentials and a revaluation of the Yuan in China continue to be the focus.

The U.S. Federal Reserve raised its overnight lending rate to 3.0% during May while the Bank of England and the European Central Bank both left their rates unchanged. The Dunn Series benefited from long U.S. and foreign bond positions, and short foreign currency positions, as the dollar’s rally against the Euro, Swiss Franc and Japanese Yen continued in May. France’s decision not to ratify the European Union constitution also undermined the Euro. May’s strong performance cut the year-to-date deficit in the Dunn Series approximately in half.

The Dunn Series was profitable again in June. The words of various central bankers spoke louder than any concrete actions, but seemingly were sufficient to propel global fixed income markets higher. First, comments by US Federal Reserve (Fed) member Richard Fisher suggested that the Fed was nearing the end of its rate hike cycle. This was followed by a statement from the European Central Bank’s (ECB) chief economist, Otmar Issing, that the markets almost always correctly predicted the ECB’s actions, suggesting that a rate cut was in the cards for the European Union (EU), particularly after Sweden’s central bank, the Riksbank, cut its repo rate by 50 basis points. The Bank of England’s minutes from its June monetary policy meeting showed that two of its nine members voted to cut rates at its last meeting. Currency markets continued to see the dollar rally as the possibility of lower rates in the EU and UK coupled with the expectation of at least one more rate hike in the US favored the greenback. Currencies and Interest Rates were the primary profit drivers in June.

The Dunn Series performance was negative in July. Stronger than expected economic data provided strength to global stock markets, adversely pressuring Dunn’s long global fixed income positions. In his semiannual testimony before Congress, Fed Chairman Alan Greenspan re-emphasized that the Fed’s outlook is one of sustained economic growth and contained inflationary pressures. The dollar moved somewhat higher during the month on expectations that the Fed would continue to increase the Fed Funds rate at future Federal Open Market Committee meetings, benefiting Dunn’s long dollar positions. The dollar’s strength was tested late in the month as China announced a revaluation of the Yuan. The revaluation, a higher Yuan versus the US Dollar, was smaller than most had expected, only 2.1%. Energy prices firmed in July primarily on scattered refinery and production problems and continued terror concerns. While Currencies, Energy, and Stock Index sectors were all profitable, losses in the Interest Rate sector were enough to the monthly performance into the red.

Poor performance in the Currencies and Interest Rate sectors outweighed profits from the Energy sector to create net negative performance in August. A host of events, including the death of Saudi King Fahd, gasoline refining capacity problems, various acts of terror, and Hurricane Katrina contributed to rising energy costs. As a result, the program benefited from its pre-existing long energy positions. Unfortunately, these factors also convinced markets that the US economy would slow, which was contrary to Dunn’s interest rate and currency positions. Performance in the stock index sector was positive, mainly on the strength of Japan’s improving economic outlook.

The Dunn Series experienced additional losses in September. The beginning of the month was distinguished by market expectations that interest rates would rise in the U.S. Accordingly, the many of the long U.S. (and foreign) sovereign debt positions were reduced. Later in the month the Federal Reserve did indeed raise the Federal Funds rate by 25 basis points to 3.75% as inflation concerns outweighed the potential for an economic slowdown. The Federal Reserve also said its policy is still accommodative and expected to continue raising rates at a measured pace. As Japan continues its path toward economic recovery and reform, the ruling Liberal Democratic

Party handily won a majority of the seats in the lower house of the Diet. As a result, established long positions in the Japanese TOPIX and NIKKEI stock indices led the way in a profitable Stock Index sector. Losses in the Interest Rate sector brought overall performance down.

That same Interest Rate sector was the primary profit generator in October, as the Dunn Series was profitable to start the third quarter. Strong global economic data led to expectations of rising interest rates, benefiting predominantly short sovereign debt positions. Indications by various Fed officials that inflation levels were near the upper threshold gave credence to comments that a neutral monetary policy has not yet been achieved. Long energy positions suffered as inventories continued to build and demand slackened, softening prices in October.

The Dunn Series turned in a positive performance in November. As expected, the Federal Reserve raised its fed funds rate 25 basis points to 4.00%. This was the 12th consecutive rate hike in as many meetings. Despite the fact that the European and Japanese central banks are also considering future rate hikes, interest rate differentials continued to favor the US Dollar, providing gains in predominantly short foreign currency positions. Global stock markets dismissed any notion of higher interest rates slowing their momentum, providing gains in the majority of the Series’ long foreign stock index positions.

Performance in December turned negative again, as a combination of ECB and Fed actions supported foreign currency prices versus the dollar, creating losses in predominantly long dollar positions. The European Central Bank, for the first time in five years, raised its Refi rate, (akin to the US Fed Funds Rate) by 25 basis points to 2.25%. The ECB’s rate increase was not seen as merely the first in a series of upcoming rate hikes; rather future ECB monetary policy is expected to be reactive. The U.S. Federal Reserve followed in mid-month with a 25 basis point hike to bring the Fed Funds Rate to 4.25%. The most notable change in the Fed move was in its accompanying statement following the increase. The key word “accommodative” was removed from the Fed’s description of its monetary policy, leading many participants to believe the Fed is near the end of its rate hike cycle. Mixed economic data created losses in short bond positions as bond prices rose in December. However, global stock indices responded favorably to interest rate developments, as well as evidence of continued economic growth, leading to gains in long stock index positions in Europe and Japan.

From the commencement of operations through December 31, 2004, the Dunn Series recorded net gain on investments of $204,380, net interest of $0, and total expenses of $78,214, resulting in a net increase in Owners’ capital from operations of $126,166. The Net Asset Value per Unit, Class 1, increased from $100.00 at September 24, 2004, to $104.96 as of December 31, 2004. The Net Asset Value per Unit, Class 2, increased from $100.00 at September 24, 2004, to $105.77 as of December 31, 2004. Total Class 1 subscriptions and redemptions from the commencement of operations through December 31, 2004 were $121,000 and $0, respectively. Total Class 2 subscriptions and redemptions from the commencement of operations through December 31, 2004 were $2,145,503 and $0, respectively. Ending Capital at December 31, 2004, was $117,047 for Class 1 and $2,276,622 for Class 2.

Dunn had a very profitable fourth quarter of 2004. October and November displayed large profits, with a minor loss in December. October was volatile and rising energy prices were the backdrop for the positive performance, producing significant gains in both the long energy and bond positions as high energy and commodity prices continued to put a damper on economies worldwide. November profits were achieved from long positions in non-U.S. interest rates, foreign currencies and stock indices; that continued to benefit from a historically weak dollar. The roller coaster known as U.S. job growth continues to play havoc with U.S. interest rates and stock indices. Energy prices backed off from historic highs (not accounting for inflation). December concluded the quarter with a loss. The market with the largest magnitude move, the Euro Bund, was a profitable one for the portfolio. The Bund’s gains, accompanied by some small profitable gains in several other markets were overcome by losses across the remainder of the portfolio. In a way December’s results are a microcosm of the entire year, as markets with the largest magnitude moves, the Euro Bund and the Euro Bobl were profitable but their gains were overcome by numerous markets that experienced losses of lesser magnitudes.

Graham Series

The Graham Series commenced operations on November 19, 2004. The Graham Series – Class 1 Net Asset Value decreased 20.0% and increased 3.6%, respectively, for the twelve months ended December 31, 2005 and from commencement of operations through December 31, 2004, net of fees and expenses; the Dunn Series – Class 2 Net Asset Value decreased 17.5% and increased 3.9%, respectively, for the twelve months ended December 31, 2005 and from commencement of operations through December 31, 2004, net of fees and expenses.

The Graham Series – Class 1 Net Increase/(Decrease) In Owners’ Capital Resulting From Operations was ($648,922), or ($20.67) per unit, for the twelve months ended December 31, 2005 compared to $21,989 or $3.57 per unit, for the twelve months ended December 31, 2004.

The Graham Series – Class 2 Net Increase/(Decrease) In Owners’ Capital Resulting From Operations was ($619,912), or ($18.19) per unit, for the twelve months ended December 31, 2005 compared to $175,704, or $3.92 per unit, for the twelve months ended December 31, 2004.

For the twelve months ended December 31, 2005, the Graham Series recorded net loss on investments of $155,411, net interest of $85,327, and total expenses of $380,800, resulting in a net decrease in Owners’ capital from operations of $1,268,834, net of minority interests of $(817,950). The Net Asset Value per Unit, Class 1, decreased from $103.57 at December 31, 2004, to $82.90 as of December 31, 2005. The Net Asset Value per Unit, Class 2, decreased from $103.92 at December 31, 2004, to $85.73 as of December 31, 2005. Total Class 1 subscriptions and redemptions for the twelve months were $5,283,276 and $953,857, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $1,573,710 and $4,070,398, respectively. Ending capital at December 31, 2005 was $5,642,080 for Class 1 and $1,772,604 for Class 2.

With the backdrop of the U.S. Presidential inauguration and hopeful prospects for successful Iraqi elections, U.S. economic reports released during January were mixed. In the global equity markets, the major U.S. indices declined sharply, reversing rising price trends. Bond prices moved modestly higher in the U.S. and Japan for the second consecutive month, while they were mixed in Europe. In the currency markets, the U.S. dollar sharply reversed its recent bearish trend as it surged versus many major global currencies, most notably the Euro, against which the U.S. dollar had reached a record low during December. Energy prices continued to move in a volatile pattern as crude oil rose 10% and natural gas increased 2% following double-digit declines in December. Base metal prices reversed their recent bullish price moves as aluminum fell 5%, nickel lost more than 2%, and copper declined slightly. In precious metals, gold fell almost 4%, its second consecutive monthly decline after reaching 17-year highs in late November. The agricultural markets finished the month with mixed results. The Graham Series incurred a loss during January, primarily attributable to the abrupt rise of U.S. dollar versus the Euro following several months of declines. Price reversals within the global equity index markets as well as short-term volatility within the energy and aluminum markets also resulted in losses. Gains recorded by positions in the global fixed income markets offset a portion of the portfolio’s losses.

Commodity prices moved generally higher during February. Energy prices advanced for the second consecutive month as natural gas rose 6% and crude oil rose almost 7%. Base metal prices resumed their recent bullish price moves led by nickel, which rose nearly 13%, copper and zinc, which advanced more than 6%, and aluminum, which increased by approximately 4%. In precious metals, gold followed suit, rising 3%, its first increase in three months. The agricultural markets also moved generally higher as they exhibited large net price moves. Wheat, cotton, cocoa, and coffee rose between about 13% and 16%, and corn rose 9%, while sugar declined about 4% for the month. The Graham Series incurred a slight loss in February. Performance was primarily attributable to an abrupt price drop in global bond futures markets. Trending conditions in the equity index, zinc, and copper markets resulted in profits that offset much of the portfolio’s losses during the month.

March was another disappointing month for the Graham Series. Losses were driven primarily by continued trendless price movements in global currencies, equity indices, and bonds. Spanning the two-month period from February 1 to March 31, 2005, the S&P 500 Composite Price Index, the U.S. Dollar Trade Weighted Index, and the J.P. Morgan Global Government Bond Index price movement was choppy, with price trends not being sustained for much more than a few weeks. First-quarter performance was adversely affected by sharp trend reversals and general short-term choppy price patterns across a number of markets.

April continued a string of disappointing months for the Graham Series the markets witnessed sharp declines in global equity index prices and generally trendless price volatility in currencies, fixed income, and commodities. The extremely choppy market conditions exhibited during the month throughout all major sectors provided a difficult environment for the long-term trend-following strategies on which the Series relies. Volatility within the U.S. equity markets was attributed to several factors including inflationary concerns and weak earnings reports. A sharp decline in crude oil prices was a reaction to U.S. crude inventories reaching three year highs and speculation emerging that OPEC production would be sufficient to enable these inventories to meet seasonal energy needs this summer.

The Graham Series bounced back in May as the month was generally characterized by bullish price moves in global bond futures and a sharp surge in the value of the U.S. dollar late in the month. In global bond futures, long positions in U.S. Treasury note and bond futures were profitable as prices moved higher throughout May. Trading in currencies was also profitable, most significantly from long U.S. dollar positions as major European currencies fell sharply late in the month in response to French voters rejecting the proposed new European constitution. Dutch voters agreed with the rejection on June 1, furthering the Euro’s decline.

In spite of a very strong performance in June, performance of the Graham Series was negative for the second quarter. The Series posted gains as global bond futures, equity indices, and the U.S. dollar continued their recent bullish trends despite some mid-month volatility. Specifically, rising prices in U.S. and European bond futures and the European equity index markets resulted in notable profits during the month. Additional gains resulted from long U.S. dollar positions versus the Euro and Swiss franc as the Euro continued to slide during the month following the rejection of the proposed new European constitution by French and Dutch voters. Trading in tangible commodities markets resulted in small losses that offset a portion of the month’s gains.

The Graham Series incurred losses in global bond futures in July as prices in the U.S. reversed recent bullish trends and prices in Europe and Japan exhibited short-term trendless patterns during the month. In the U.S. fixed income markets, yields moved higher in reaction to generally positive U.S. economic news released throughout the month and statements by FOMC Chairman Alan Greenspan indicating the U.S. economy is strong and is expected to remain so. After declining during the first half of the month, bond prices in Europe and Japan rose following China’s decision to end the decade long peg of the Yuan to the U.S. Dollar, but ultimately prices drifted lower after subsequent indications of economic growth in those regions. Solid profits that resulted from continued bullish trends in global equity indices offset a sizable portion of the losses incurred in the fixed income markets. Positions held in the Japanese Yen were also profitable despite significant short-term volatility spurred by China’s announcement regarding the Yuan.

The Graham Series reported a loss in August as losses recorded in currencies and global bond futures outweighed strong profits from positions in the energy sector. Sharp increases in energy prices were mainly attributed to supply concerns that arose due to a variety of unrelated factors including the disruptive affects of Hurricane Katrina, gasoline demand in the U.S. during the end of the summer driving season, and the death of Saudi Arabia’s King Fahd early in the month. Losses during the month were primarily attributed to volatility in the currency markets which concluded with the U.S. dollar falling between 1% and 3% versus the Euro, Swiss Franc, and Japanese Yen amid signs of improving economic conditions in Europe and Japan combined with mixed economic reports in the United States.

The Series recorded strong profits in September. Performance during September was primarily attributable to continued strong upward trends in the Japanese and European equity index markets. In Europe, prices moved higher early in the month on optimism regarding economic growth as elections in Germany approached during mid-month. European equities also reacted favorably to better than expected U.S. economic reports released in the aftermath of Hurricane Katrina. In Japan, the Nikkei and Topix equity indices climbed to four-year highs on continued expectations of economic growth following comments from Japan’s central bank suggesting deflation may be subsiding in the near future. The re-election of Japan’s current Prime Minister, who has overseen much of its recent economic growth, bolstered Japanese equity markets early in the month.

The global financial markets were characterized in October by sharp bearish price moves in global bond futures and energy markets, volatility in global equity indices, and a continued strengthening of the U.S. dollar. The Graham Series recorded small losses for the month. Performance during October was primarily attributable to price reversals in the European equity index markets as prices declined throughout the month due to mounting growth and inflation concerns. Smaller losses were recorded in crude oil, which exhibited significant short-term volatility as it concluded the month 10% lower. Major contributors to the decline in crude oil included high prices curbing demand and Hurricane Wilma causing fewer than anticipated disruptions in the Gulf of Mexico. There were profits in global bond futures as prices fell sharply with the most significant declines being reported in the U.S. and Europe. Bond futures prices retreated in the U.S. on inflation fears, better than expected third quarter growth data, and speculation that the FOMC would continue to raise interest rates into 2006. Bond futures prices also moved lower in Europe on inflation concerns and business confidence climbing to a 5-year high during the last week of the month. Smaller gains were attributable to the U.S. dollar’s continued strengthening following speculation that the FOMC will continue to raise interest rates in order to curtail inflation.

Performance turned positive again in November as positions benefited from continued bullish trends in the U.S. dollar as well as in metals and global equities. Performance during November was driven primarily by the sharp move higher of the U.S. dollar versus major global currencies during the early part of the month. This move followed the increase in interest rates by the FOMC for the twelfth consecutive time accompanied by a Fed statement indicating policy accommodation can continue to be removed at a measured pace. Comments from FOMC Chairman Alan Greenspan days later stating that U.S. growth remains firm combined with the weak October U.S. non-farm payrolls report and strong U.S. consumer sentiment report supported ongoing speculation that the FOMC would continue to raise interest rates, boosting the dollar. Smaller gains were the result of rising prices in the metals and global equity index markets. Notably in metals, aluminum reached a 16-year high following a cut in production from companies in China, zinc climbed more than 11% during the month on its demand outlook, and gold surpassed $500 per ounce for the first time since December 1987 on inflation concerns. In global equity indices, prices moved generally higher as oil prices retreated early in the month. Additionally, U.S. and European equity indices rose following positive third quarter growth and earnings figures, while in Japan, the Nikkei reached a five-year high on continued optimism of a strong economic recovery. Significant short-term volatility in the global bond futures markets resulted in losses that offset a portion of the profits recorded by our trend-following portfolios.

The year ended on a disappointing note as performance in December turned negative. December performance was driven primarily by short-term volatility in the currency markets, as the U.S. dollar moved sharply lower, and fixed income sectors. Gains in global equity indices and metals offset a portion of the losses for the month. These smaller gains resulted from continued bullish trends in equity indices and metals.

From the commencement of operations through December 31, 2004, the Graham Series recorded net gain on investments of $272,202, net interest of $0, and total expenses of $74,509, resulting in a net increase in Owners’ capital from operations of $197,693. The Net Asset Value per Unit, Class 1, increased from $100.00 at November 19, 2004, to $103.57 as of December 31, 2004. The Net Asset Value per Unit, Class 2, increased from $100.00 at November 17, 2004, to $103.92 as of December 31, 2004. Total Class 1 subscriptions and redemptions from the commencement of operations through December 31, 2004 were $1,939,594 and $0, respectively. Total Class 2 subscriptions and redemptions from the commencement of operations through December 31, 2004 were $4,712,500 and $0, respectively. Ending capital at December 31, 2004, was $1,961,583 for Class 1 and $4,889,204 for Class 2.

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

Foreign Currency Transactions: The Trust’s functional currency is the U.S. dollar, however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

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

Allocation of Trading Profits or Losses—Each Series of the Trust offers two sub-classes of Units – Class 1 and Class 2 (except for the Balanced Series which has four sub-classes of Units – Class 1, Class 1a, Class 2 and Class 2a). All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that Class 1 and Class 1a Units of each Series, as applicable, bear certain expenses related to the servicing of such Units. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading profits and losses of each Series are allocated daily to Class 1, Class 1a, Class 2 and Class 2a Units, as applicable, based on each Class’ relative owners’ capital balance.

Each Series allocates funds to a subsidiary Trading Company, or Trading Companies, of the Trust. Each Trading Company allocates all of its daily trading profits or losses to the Series in proportion to each Series’ funds allocated to the Trading Company, adjusted on a daily basis. As of December 31, 2005, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

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

In the case of forward contracts traded on the interbank market and swaps, neither is traded on an exchange. The counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. The Managing Owner expects the Trading Advisors to trade only with those counterparties which it believes to be creditworthy. All positions of each Trading Company are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to any Trading Company.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2005. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Balanced Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$4,413,100	3.2%
Currencies	$7,228,994	5.3%
Stock Indices	$6,668,830	4.9%
Metals	$2,616,923	1.9%
Agriculturals/Softs	$1,924,173	1.4%
Energy	$1,927,567	1.4%
Total:	$24,779,587	18.1%

Beach Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$43,370	1.9%
Currencies	$203,860	9.2%
Stock Indices	$77,617	3.5%
Metals	$100,177	4.5%
Agriculturals/Softs	$64,561	2.9%
Energy	$23,396	1.1%
Total:	$512,981	23.1%

Currency Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0%
Currencies	$136,720	5.8%
Stock Indices	$0	0%
Metals	$0	0%
Agriculturals/Softs	$0	0%
Energy	$0	0%
Total:	$136,720	5.8%

Dunn Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$17,738	5.4%
Currencies	$5,096	1.5%
Stock Indices	$14,663	4.5%
Metals	$0	0%
Agriculturals/Softs	$0	0%
Energy	$3,859	1.2%
Total:	$41,356	12.6%

Graham Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$279,597	3.8%
Currencies	$484,014	6.5%
Stock Indices	$476,509	6.4%
Metals	$21,197	0.3%
Agriculturals/Softs	$13,195	0.2%
Energy	$27,738	0.4%
Total:	$1,302,250	17.6%

Campbell/Graham Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$339,978	1.4%
Currencies	$1,235,814	5.1%
Stock Indices	$557,681	2.3%
Metals	$25,568	0.1%
Agriculturals/Softs	$9,638	0.0%
Energy	$203,097	0.8%
Total:	$2,371,776	9.7%

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2005, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Balanced Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$3,436,803	2.5%
Currencies	$1,937,514	1.4%
Stock Indices	$3,973,648	2.9%
Metals	$1,299,711	1.0%
Agriculturals/Softs	$214,429	0.2%
Energy	$756,268	0.6%
Total:	$11,618,373	8.6%

Beach Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$26,726	1.2%
Currencies	$147,082	6.6%
Stock Indices	$64,426	2.9%
Metals	$53,114	2.4%
Agriculturals/Softs	$15,419	0.7%
Energy	$17,497	0.8%
Total:	$324,264	14.6%

Dunn Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$16,026	4.9%
Currencies	$0	0.0%
Stock Indices	$14,663	4.5%
Metals	$0	0.0%
Agriculturals/Softs	$0	0.0%
Energy	$3,435	1.0%
Total:	$34,124	10.4%

Graham Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$109,567	1.5%
Currencies	$0	0.0%
Stock Indices	$313,086	4.2%
Metals	$21,197	0.3%
Agriculturals/Softs	$1,756	0.0%
Energy	$18,376	0.2%
Total:	$463,982	6.2%

Campbell/Graham Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$197,356	0.8%
Currencies	$0	0.0%
Stock Indices	$330,314	1.4%
Metals	$23,643	0.1%
Agriculturals/Softs	$1,283	0.0%
Energy	$87,634	0.4%
Total:	$640,230	2.7%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of December 31, 2005, by market sector.

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

Currencies

Exchange rate risk is a significant market exposure of each Series of the Trust in general and the Currency Series in particular. For each Series of the Trust in general and the Currency Series in particular currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trading Advisors on behalf of a Series trade in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The Managing Owner does not anticipate that the risk profile of the Series’ currency sector will change significantly in the future.

Stock Indices

For each Series (other than the Currency Series), its primary equity exposure is equity price risk in the G-7 countries as well as other smaller jurisdictions. Each Series of the Trust (other than the Currency Series) is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

Metals

For each Series (other than the Currency Series), its metals market exposure is fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. Some metals, such as gold, are used as surrogate stores of value, in place of hard currency, and thus have an associated currency or interest rate risk associated with them relative to their price in a specific currency. Other metals, such as silver, platinum, copper and steel, have substantial industrial applications, and may be subject to forces affecting industrial production and demand.

Agriculturals/Softs

Each Series (other than the Currency Series) may also invest in raw commodities and may thus have exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions or by political events in countries that comprise significant sources of commodity supply.

Energy

For each Series (other than the Currency Series), its primary energy market exposure is in oil, gas and other energy product price movements, often resulting from political developments and ongoing conflicts in the Middle East. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements meeting the requirements of Regulation S-X appear beginning on page F-1 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in this report under the heading “Selected Financial Data” in Item 6. above.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust required to be included in the Trust’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no significant changes made in our internal controls during the fourth quarter or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

Item 9B. OTHER INFORMATION.

None.

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Trust has no directors or executive officers and also does not have any employees. The Trust is managed solely by Equinox Fund Management, LLC, a Delaware limited liability company formed in June 2003, in the capacity as managing owner. The Managing Owner became registered with the CFTC as a commodity pool operator, or a CPO, as of August 6, 2003, and has been a member in the National Futures Association (“NFA”), in such capacity since that date.

Principals of the Managing Owner

The current officers and directors of the Managing Owner are as follows:

Richard E. Bornhoft is the President, Chief Operating Officer, Manager and a member of the managing committee of the Managing Owner, or the Executive Committee. In addition, Mr. Bornhoft has been registered as a principal and an associated person of the Managing Owner since August 2003. Mr. Bornhoft also is President of The Bornhoft Group Corporation, or The Bornhoft Group, and has been registered as a principal and an associated person of The Bornhoft Group since September 1985 and November 1985, respectively. Mr. Bornhoft is also a principal of Bornhoft Group Securities Corporation, a registered broker/dealer, and SectorQuant Capital Management. Mr. Bornhoft has over twenty years of experience in advising both Private and Institutional clientele in the alternative investment industry, beginning his career in 1979. The Bornhoft Group was formed in 1985 as an investment management firm, providing alternative investments (i.e., investments other than long-only investments in publicly-traded stocks, bonds and cash-equivalent securities) to institutions and high net worth investors. Over the past two decades, Mr. Bornhoft has been responsible for the planning, creation and execution of the company’s business strategy. This responsibility has included such tasks as the design, technology and implementation of the asset allocation, valuation and risk management systems, and the distribution of client assets into alternative investment products and services. His company has designed and operated alternative investment portfolios for approximately twenty (20) pension plans, corporations and banking institutions throughout the world. Prior to forming The Bornhoft Group in 1985, Mr. Bornhoft was Vice-President of Product Development for the Managed Account Corporation, an investment- consulting firm that offered Alternative Investment products to its clientele. From 1979 to 1983, his activities included serving as a Denver branch manager for Geldermann, Inc. (a Chicago-based brokerage firm) and as an investment advisor, developing trading systems and advising client assets in alternative investments. He has served on numerous arbitration boards and various committees of certain regulatory and industry organizations and is a frequent speaker at international conferences and symposiums on alternative investments. He has written numerous articles in leading financial publications and is a contributing author to The Handbook of Managed Futures—Performance, Evaluation and Analysis (McGraw-Hill, 1997) and Searching for Alpha—The Quest for Exceptional Investment Performance (Wiley, 2000). Mr. Bornhoft is a board member and principal of Morningstar Hedge Inc. He currently holds SEC/NASD Series 7, 24 and 63 registrations, in addition to a CFTC/NFA series 3 registration.

Ron S. Montano is the Chief Administration Officer and Secretary of the Managing Owner. In addition, Mr. Montano has been registered as a principal of the Managing Owner since August 2003. Mr. Montano is also the Chief Operations Officer of The Bornhoft Group. Mr. Montano joined the Bornhoft Group in November 1997 and has been registered as a principal thereof since May 1998. Mr. Montano is also a principal of Bornhoft Group Securities Corporation. His responsibilities include providing oversight and management to all divisions of The Bornhoft Group companies, managing all personnel activities, and directing marketing campaigns. Mr. Montano draws upon his extensive experience in leadership and management skills during his successful and highly decorated 23-year career in the United States Army/Army Recruiting Command. He achieved the rank of Command Sergeant Major responsible for administrative functions including manpower assessment, relocation and problem solving, training, documentation and community relations. During his tenure, his oversight has included overseeing six recruiting companies and 51 recruiting stations within the New England states territory, and seven companies and 52 recruiting offices and over 300 recruiting sales representatives in Michigan, which was the largest recruiting territory in the United States. He graduated with a degree in Applied Science as well as being selected for and graduated from the United States Army Sergeants Major Academy. Mr. Montano was selected to be directly involved in the United

States Army Recruiting Command policy development process. He has been highly decorated for his accomplishments in promoting his assigned territories, which earned him the Army’s coveted “Legion of Merit Award.”

Brent Bales is the Chief Financial Officer of the Managing Owner. In addition, Mr. Bales has been registered as a principal of the Managing Owner since August 2003. Mr. Bales is also the Vice President of Finance for The Bornhoft Group. Mr. Bales joined The Bornhoft Group in June 2000 and has been registered as a principal thereof since December 2001. Prior to that, from June 1992 through June 2000, he was employed as the Controller of Colorado Pen Company. Mr. Bales’ responsibilities include supervision of all accounting activities, valuation of client portfolios and monitoring of risk management systems. Mr. Bales has over 25 years of experience in finance, accounting and the operation of businesses, as well as over 15 years of experience in senior management positions with various start-up and developmental businesses. He is a Certified Public Accountant with past experience that includes tenures with Touche Ross & Co. and other corporations with responsibilities that encompassed auditing, revenue and cost accounting, cash management and tax audit representation. Mr. Bales received his Bachelor’s degree in Accounting in 1973 from University of Denver and his Certified Public Accountant certification in 1977.

Executive Committee of the Managing Owner

The Executive Committee is responsible for the general oversight of the Managing Owner’s business and functions like a board of directors of a corporation. The initial members of the Executive Committee are Richard E. Bornhoft, John C. Plimpton and John R. Zumbrunn.

Richard E. Bornhoft’s biography appears above under the caption “Principals of the Managing Owner” above.

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

Mr. Plimpton was a Director of Investments at Willowbridge Associates Inc. from 1995 through September of 2000 where he was responsible for raising assets and for evaluating investment opportunities in insurance and financial services for Willowbridge Associates Inc. and its affiliates, including Union Spring Asset Management, Inc. From September 2000 through January 2001, Mr. Plimpton was employed at Quantitative Financial Services in Stamford, Connecticut.

From February 2001 through September 2002, Mr. Plimpton was the Director of Corporate Development for Beacon Management Corporation USA of Princeton, New Jersey. Mr. Plimpton has been registered with the CFTC as an associated person of Beacon Management Corporation USA since February 2001 and has been a member of the NFA in such capacity as of such date.

Mr. Plimpton holds a B.A. in Economics from the University of Chicago and an M.B.A. in corporate finance and corporate accounting from the William E. Simon School of Management at the University of Rochester. He earned his Chartered Life Underwriter and Chartered Financial Consultant designations from the American College.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC. The Trust does not have any directors or officers. However, the officers of The Trust’s Managing Owner, as well as the officers of the Managing Owner itself, file such notices regarding their beneficial ownership in the Trust, if any. During 2005, the Managing Owner failed to report on a timely basis fourteen (14) transactions on five (5) SEC Form 4s. Such transactions consisted of one redemption of and one subscription to the Currency Series (Class 2) and the amendments to two outstanding options relating to Balanced Series (Class 2) and Graham Series (Class 2) which resulted in the deemed cancellation and reissuance of each such option and the exercises of such options in two traunches which resulted in four redemptions of Balanced Series (Class 2) and Graham Series (Class 2). All such transactions were reported on an SEC Form 5 filed with the SEC on February 14, 2006. Richard E. Bornhoft, President of the Managing Owner, failed to report on a timely basis three (3) transactions on three (3) SEC Form 4s. All three transactions consisted of the redemptions of Dunn Series (Class 2). They were reported on an SEC Form 5 filed with the SEC on February 14, 2006.

Item 11. EXECUTIVE COMPENSATION.

The Trust has no directors or officers. Its affairs are managed solely by the Managing Owner, which receives compensation for its services from the Trust, as follows:

Management Fees

Each Series, except for Dunn Series, pays to the Managing Owner a monthly management fee equal to the following percentages of such Series’ Net Asset Value: 1/12th of 0.50% for Balanced Series (0.50% annually), 1/12th of 2.50% for Graham Series (2.50% annually), 1/12th of 2.00% for Beach Series (2.00% annually), 1/12th of 2.00% for Currency Series (2.00% annually), 1/12th of 2.5% for Campbell/Graham Series (2.50% annually). Dunn Series currently does not pay any management fees to the Managing Owner. See “Item 1. Business—Overview.” The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for each Series.

Incentive Fees

Each Series also pays to the Managing Owner an incentive fee of the following percentages of profits net of fees and expenses generated by such Series, including realized and unrealized gains and losses thereon, as of the close of business on the last day of each calendar month or quarter: 25% for Balanced Series, 20% for Graham Series, 20% for Beach Series, 20% for Currency Series, 25% for Dunn Series and 20% for the Campbell/Graham Series. The Managing Owner pays all or a portion of such incentive fees to the Trading Advisor(s) for each Series.

Interest Income

The first 2.0% per annum of interest income earned by the Trust on each Series will be paid to the Managing Owner. In addition, if interest rates fall below 0.75%, the Managing Owner will be paid the difference between the Trust’s annualized interest income and 0.75%. Interest income above 2.0% per Series will be retained by the Trust.

Other Fees

Each Series pays to the Managing Owner a monthly trading fee, or FCM Fee, equal to 1/12th of 0.50% of such Series’ Net Asset Value, calculated daily. Also, a monthly service fee equal to 3.0% of the Net Asset Value, calculated daily, is paid to the Managing Owner. The Managing Owner pays the service fee to Selling Agents to assist in the making of offers and sales of Units and provide customary ongoing services including advising Limited Owners. To the extent that an affiliate of the Managing Owner provides such services, it may receive service fees in proportion to the valuation of its clients’ accounts.

Rebates to Certain Class 2 Unitholders of Dunn Series

With respect to strategic investors who purchased at least $2,000,000 of Class 2 Units of Dunn Series during the initial offering period and agreed to maintain such investment for at least 120 days following the commencement of trading activities for Dunn Series, the Managing Owner has agreed to rebate such investors 100% of the interest income and 20% of the incentive fees earned by the Managing Owner with respect to such investments over such 120 day period or such longer period of up to 12 months during which such investors agreed to maintain such investment. As of September 30, 2005, such strategic investors fully redeemed their investment and the Managing Owner has no further rebate obligation to these investors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Trust has no officers or directors. Its affairs are managed solely by the Managing Owner. Set forth in the table below is information regarding the beneficial ownership of Units of the principals of the Managing Owner as of March 1, 2006:

Equinox Fund Management, L.L.C:

Series of Units	Units Owned	Total Units in Each Series	Percentage Ownership of Each Series
Balanced Series	10	1,511,937	0.001%
Beach Series	10	23,076	0.043%
Currency Series	20,311	103,545	19.616%
Campbell/Graham Series	10	331,787	0.003%
Dunn Series	10	3,688	0.271%
Graham Series	10	92,257	0.011%
Long Only Commodity Series	10	50,010	0.020%
Long/Short Commodity Series	10	10	100.000%
Managed Futures Index Series	10	10	100.000%
Total of All Series	20,391	2,116,320	0.964%

Richard E. Bornhoft:

Series of Units	Units Owned	Total Units in Each Series	Percentage Ownership of Each Series
Balanced Series	15	1,511,937	0.001%
Beach Series	20	23,076	0.087%
Currency Series	12	103,545	0.012%
Campbell/Graham Series	63	331,787	0.019%
Dunn Series	310	3,688	8.406%
Graham Series	250	92,257	0.271%
Long Only Commodity Series	0	50,010	0.000%
Long/Short Commodity Series	0	10	0.000%
Managed Futures Index Series	0	10	0.000%
Total of All Series	670	2,116,320	0.032%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Trust has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Trust and the directors or officers of the Managing Owner.

Reference is made to Item 11, “EXECUTIVE COMPENSATION” and Item 12, “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed to Equinox Fund Management, LLC, the Managing Owner of the Trust,

for professional services provided by McGladrey & Pullen, LLP and Deloitte & Touche LLP, the Trust’s independent registered public accounting firm, for the years ended December 31, 2005 and 2004. In accordance with the prospectus of the Trust, the Managing Owner has agreed to pay all costs of the Trust, and the Trust therefore bears no direct obligation to its independent registered public accounting firm.

FEE CATEGORY	2005
Audit Fees (1)	$465,179
Audit-Related Fees (2)	$0
Tax Fees (3)	$0
All Other Fees (4)	$0
TOTAL FEES	$465,179

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Trust’s financial statements and review of financial statements included in the Trust’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees for assurance and related services by McGladrey & Pullen, LLP or Deloitte & Touche LLP or that are reasonably related to the performance of the audit or review of the Trust’s financial statements and are not reported under “Audit Fees,” above.
(3)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of any fees not otherwise reported in this table

The Managing Owner approved all the services provided by McGladrey & Pullen, LLP and Deloitte & Touche LLP to the Trust described above. The Managing Owner has determined that the payments made to McGladrey & Pullen, LLP and Deloitte & Touche LLP for these services during 2005 and 2004 are compatible with maintaining that firm’s independence. The Managing Owner pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2)	The response to these portions of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents+

1.2	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents**

1.3	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents+

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the Prospectus as Exhibit A)+

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)+

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)+

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)+

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)+

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)+

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)+

10.1	Form of Amended and Restated Escrow Agreement among the Registrant, Equinox Fund Management, LLC, Bornhoft Group Securities Corporation and the U.S. Bank National Association, Denver Colorado***

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC*

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor*

10.31	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Long Only Commodity Series of the Registrant+

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Equinox Fund Management, LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Equinox Fund Management, LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC+

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant+

10.4	Form of Cash Management Agreement between Equinox Fund Management, LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Equinox Fund Management, LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

21.1	Subsidiaries of Registrant++

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++

31.2	Certification of Principal Financial Officer of the Managing Owner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++

32.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

32.2	Certification of Principal Financial Officer of the Managing Owner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.

**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.

***	Previously filed as like-numbered exhibit to the initial filing of Registration Statement No. 333-129701 and incorporated by reference herein.

+	Previously filed as like-numbered exhibit to the first pre-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.

++	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 15, 2006	The Frontier Fund
(Registrant)

Date: March 15, 2006	By:	/s/ Richard E. Bornhoft
Richard E. Bornhoft
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders

The Frontier Fund

Denver, Colorado

We have audited the accompanying statements of financial condition of Balanced Series, Beach Series, Currency Series, Dunn Series, Campbell/Graham Series, and Graham Series of The Frontier Fund (collectively, the “Trust”) as of December 31, 2005, including the condensed schedules of investments of the Balanced Series, Currency Series, and Campbell/Graham Series as of December 31, 2005, and the related statements of operations and changes in owners’ capital for the year ended December 31, 2005. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Balanced Series, Beach Series, Currency Series, Dunn Series, Campbell/Graham Series, and Graham Series of The Frontier Fund as of December 31, 2005, and the results of their operations and changes in owners’ capital for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting procedures.

/s/ McGladrey & Pullen, LLP

Denver, Colorado

March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of The Frontier Fund,

We have audited the accompanying statements of financial condition of Balanced Series, Beach Series, Currency Series, Dunn Series and Graham Series of The Frontier Fund (the “Trust”), including the condensed schedules of investments of the Balanced Series and Graham Series, as of December 31, 2004, and the related statements of operations and changes in owners’ capital for the year ended December 31, 2004. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Balanced Series, Beach Series, Currency Series, Dunn Series and Graham Series of The Frontier Fund as of December 31, 2004, and the results of their operations and changes in owners’ capital for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Princeton, New Jersey

April 11, 2005

The Frontier Fund

Statements of Financial Condition

December 31, 2005 and 2004 (1)

	Balanced Series		Beach Series		Campbell/Graham Series
	2005	2004	2005	2004	2005	2004
ASSETS
Cash and cash equivalents	$12,994,278	$11,554,318	$198,255	$207,744	$3,114,605	$—
Short-term investments	99,549,452	15,808,825	1,413,937	438,528	16,436,045	—
Cash held at futures commodity merchants	19,097,934	5,518,100	—	—	5,019,359	—
Open trade equity	7,145,996	623,376	—	—	97,185	—
Investments in unconsolidated trading companies	3,949,182	—	626,070	15,709	5,129,155	—
Prepaid service fees - Class 1	1,034,673	144,092	10,946	5,708	294,429	—
Subscriptions receivable	—	—	—	3,369	—	—
Receivable from related parties	—	—	329	—	110,889	—
Other assets	82,549	12,520	2,063	242	18,257	—

Total Assets	$143,854,064	$33,661,231	$2,251,600	$671,300	$30,219,924	$—

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES
Pending owner additions	$1,368,927	$616,797	$5,000	$—	$586,595	$—
Owner redemptions payable	10,588	56,738	—	—	9,687	—
Incentive fees payable to Managing Owner	654,345	35,629	12,209	1,226	—	—
Management fees payable to Managing Owner	54,370	13,673	3,282	1,086	47,266	—
Interest fees payable to Managing Owner	133,428	125,603	3,753	1,293	39,251	—
Trading fees payable to Managing Owner	54,371	13,596	821	274	9,453	—
Payables to related parties	20,690	—	922	—	2,547	—
Other liabilities	2,416	—	60	—	535	—

Total Liabilities	2,299,135	862,036	26,047	3,879	695,334	—

MINORITY INTERESTS	5,588,701	142,010	—	—	5,116,544

OWNERS’ CAPITAL
Managing Owner Units - Class 2	1,087	16,902,820	1,163	1,068	968	—
Limited Owner Units - Class 1	114,741,316	11,772,262	2,047,247	488,932	21,561,490	—
Limited Owner Units - Class 2	21,223,825	3,982,103	177,143	177,421	2,845,588	—

Total Owners’ Capital	135,966,228	32,657,185	2,225,553	667,421	24,408,046	—

Total Liabilities, Minority Interests and Owners’ Capital	$143,854,064	$33,661,231	$2,251,600	$671,300	$30,219,924	$—

Units Outstanding
Class 1	1,097,178	111,031	18,290	4,612	228,642	—
Class 2	195,216	195,464	1,533	1,671	29,396	—

Net Asset Value per Unit
Class 1	$104.58	$106.03	$111.93	$106.01	$94.30	$—
Class 2	$108.73	$106.85	$116.27	$106.84	$96.83	$—

(1)	The Balanced Series and Beach Series of the Trust received additional capital contributions to commence trading operations on September 24, 2004. The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

December 31, 2005 and 2004 (1)

	Currency Series		Dunn Series		Graham Series
	2005	2004	2005	2004	2005	2004
ASSETS
Cash and cash equivalents	$483,973	$457,055	$98,068	$576,904	$822,215	$1,707,951
Short-term investments	1,490,688	1,520	403,646	1,699,960	5,015,459	2,649,787
Cash held at futures commodity merchants	875,159	—	—	—	—	2,553,921
Open trade equity	19,481	—	—	—	—	(28,060)
Investments in unconsolidated trading companies	—	138	—	126,163	1,640,031	—
Prepaid service fees - Class 1	2,804	14	1,464	2,606	31,998	17,463
Subscriptions Receivable	—	—	—	—	—	77,969
Receivable from related parties	91	—	—	—	1,917	—
Other assets	52	3	55	1,115	4,365	2,596

Total Assets	$2,872,248	$458,730	$503,233	$2,406,748	$7,515,985	$6,981,627

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES
Liability to unconsolidated trading company	$—	$—	$166,524	$—	$—	$—
Pending owner additions	53,750	—	6,000	—	50,000	46,126
Owner redemptions payable	—	—	—	—	13,892	—
Incentive fees payable to Managing Owner	—	—	—	(12)	—	50,855
Management fees payable to Managing Owner	1,307	22	—	—	18,964	16,747
Interest fees payable to Managing Owner	1,519	48	577	11,912	12,542	13,767
Trading fees payable to Managing Owner	327	5	133	1,179	3,793	3,345
Payables to related parties	—	—	204	—	1,981	—
Other liabilities	—	—	354	—	129	—

Total Liabilities	56,903	75	173,792	13,079	101,301	130,840

MINORITY INTERESTS	472,669	—	—	—

OWNERS’ CAPITAL
Managing Owner Units - Class 2	2,059,895	441,035	902	1,058	857	4,573,598
Limited Owner Units - Class 1	276,762	16,586	193,425	117,047	5,642,080	1,961,583
Limited Owner Units - Class 2	6,019	1,034	135,114	2,275,564	1,771,747	315,606

Total Owners’ Capital	2,342,676	458,655	329,441	2,393,669	7,414,684	6,850,787

Total Liabilities, Minority Interests and Owners’ Capital	$2,872,248	$458,730	$503,233	$2,406,748	$7,515,985	$6,981,627

Units Outstanding
Class 1	2,834	162	2,227	1,115	68,058	18,939
Class 2	20,370	4,272	1,509	21,524	20,676	47,047

Net Asset Value per Unit
Class 1	$97.66	$102.67	$86.83	$104.96	$82.90	$103.57
Class 2	$101.42	$103.47	$90.15	$105.77	$85.73	$103.92

(1)	The Currency Series (formerly C-View Currency Series) and Dunn Series of the Trust received additional capital contributions to commence trading operations on September 24, 2004. The Graham Series of the Trust commenced trading operations on November 19, 2004, upon receipt of additional capital contributions.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Schedule of Investments

December 31, 2005

Description	Balanced Series		Currency Series		Campbell/Graham Series
	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS {1}

Various base metals futures contracts (US)	$1,554,786	1.15%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	7,706,946	5.67%	—	0.00%	383,844	1.57%
Various currency futures contracts (US)	(366,546)	-0.27%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	(4,857)	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	8,533	0.01%	—	0.00%	—	0.00%
Various energy futures contracts (US)	105,137	0.08%	—	0.00%	16,136	0.07%
Various energy futures contracts (Europe)	12,784	0.01%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	17,380	0.01%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	(110,328)	-0.08%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	342,382	0.25%	—	0.00%	27,387	0.11%
Various interest rates futures contracts (Far East)	144,557	0.11%	—	0.00%	—	0.00%
Various precious metals futures contracts (US)	762,145	0.56%	—	0.00%	—	0.00%
Various soft futures contracts (US)	1,266,893	0.93%	—	0.00%	5,656	0.02%
Various soft futures contracts (Europe)	126,086	0.09%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	(774,467)	-0.57%	—	0.00%	(67,407)	-0.27%
Various stock index futures contracts (Canada)	4,520	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	563,283	0.41%	—	0.00%	57,527	0.24%
Various stock index futures contracts (Far East)	940,804	0.69%	—	0.00%	(11,455)	-0.05%

Total Long Futures Contracts	12,300,038	9.05%	—	0.00%	411,688	1.69%

LONG CURRENCY FORWARDS {1}	(1,075,394)	-0.79%	19,481	0.83%	9,417	0.04%

SHORT FUTURES CONTRACTS {1}
Various base metals futures contracts (US)	(791,174)	-0.58%	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	(3,691,514)	-2.71%	—	0.00%	(249,765)	-1.02%
Various currency futures contracts (US)	289,181	0.21%	—	0.00%	(33,837)	-0.14%
Various currency futures contracts (Europe)	1,047,814	0.77%		0.00%	5,311	0.02%
Various currency futures contracts (Far East)	(8,809)	-0.01%	—	0.00%	—	0.00%
Various energy futures contracts (US)	(166,894)	-0.12%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	(56,845)	-0.04%	—	0.00%	6,480	0.03%
Various interest rates futures contracts (US)	(204,260)	-0.15%	—	0.00%	(32,719)	-0.14%
Various interest rates futures contracts (Canada)	112,778	0.08%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	14,149	0.01%	—	0.00%	19,527	0.08%
Various interest rates futures contracts (Far East)	(163,982)	-0.12%	—	0.00%	(15,970)	-0.07%
Various soft futures contracts (US)	(352,749)	-0.26%	—	0.00%	(22,613)	-0.09%
Various soft futures contracts (Canada)	4,251	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	(1,854)	-0.01%
Various stock index futures contracts (US)	2,845	0.00%	—	0.00%	1,520	0.01%
Various stock index futures contracts (Europe)	(100,235)	-0.07%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	(13,204)	-0.01%	—	0.00%	—	0.00%

Total Short Futures Contracts	(4,078,648)	-3.00%	—	0.00%	(323,920)	-1.33%

Total Open Trade Equity	$7,145,996	5.26%	$19,481	0.83%	$97,185	0.40%

{1}	No individual futures or forward contract positions constituted greater than 1.00% of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Schedule of Investments

December 31, 2004

	Balanced Series		Graham Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS {1}

Various base metals futures contracts (US)	$214,940	0.66%	$—	0.00%
Various base metals futures contracts (Europe)	658,461	2.02%	30,760	0.45%
Various currency futures contracts (US)	131,451	0.40%	(2,825)	-0.04%
Various currency futures contracts (Europe)	7,541	0.02%	11,037	0.16%
Various currency futures contracts (Far East)	220	0.00%	—	0.00%
Various energy futures contracts (US)	(9,979)	-0.03%	—	0.00%
Various energy futures contracts (Europe)	(12,250)	-0.04%	—	0.00%
Various interest rates futures contracts (US)	(12,539)	-0.04%	15,883	0.23%
Various interest rates futures contracts (Canada)	6,879	0.02%	—	0.00%
Various interest rates futures contracts (Europe)	39,870	0.12%	(29,838)	-0.44%
Various interest rates futures contracts (Far East)	(178,511)	-0.55%	(3,835)	-0.06%
Various precious metals futures contracts (US)	(79,090)	-0.24%	(14,150)	-0.21%
Various soft futures contracts (US)	68,752	0.21%	4,556	0.07%
Various soft futures contracts (Europe)	(645)	0.00%	—	0.00%
Various stock index futures contracts (US)	97,810	0.30%	73,878	1.08%
Various stock index futures contracts (Canada)	1,502	0.00%	—	0.00%
Various stock index futures contracts (Europe)	92,027	0.28%	27,299	0.40%
Various stock index futures contracts (Far East)	164,573	0.50%	3,176	0.05%

Total Long Futures Contracts	1,191,012	3.65%	115,941	1.69%

LONG CURRENCY FORWARDS {1}	63,666	0.19%	(140,733)	-2.05%

SHORT FUTURES CONTRACTS {1}

Various base metals futures contracts (US)	(115,946)	-0.36%	—	0.00%
Various base metals futures contracts (Europe)	(539,218)	-1.65%	(9,228)	-0.13%
Various currency futures contracts (US)	28,248	0.09%	1,275	0.02%
Various currency futures contracts (Europe)	—	0.00%	(4,485)	-0.07%
Various energy futures contracts (US)	50,730	0.16%	9,170	0.13%
Various energy futures contracts (Europe)	1,910	0.01%	—	0.00%
Various interest rates futures contracts (US)	(49,370)	-0.15%	—	0.00%
Various interest rates futures contracts (Canada)	1,231	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(5,479)	-0.02%	—	0.00%
Various interest rates futures contracts (Far East)	(259)	0.00%	—	0.00%
Various precious metals futures contracts (US)	3,460	0.01%	—	0.00%
Various soft futures contracts (US)	6	0.00%	—	0.00%
Various soft futures contracts (Canada)	749	0.00%	—	0.00%
Various soft futures contracts (Europe)	726	0.00%	—	0.00%
Various stock index futures contracts (US)	530	0.00%	—	0.00%
Various stock index futures contracts (Far East)	(8,620)	-0.03%	—	0.00%

Total Short Futures Contracts	(631,302)	-1.93%	(3,268)	-0.05%

Total Open Trade Equity	$623,376	1.91%	$(28,060)	-0.41%

{1}	No individual futures or forward contract positions constituted greater than 1.00% of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Statements of Operations

For the Years Ended December 31, 2005 and 2004 (1)

	Balanced Series		Beach Series		Campbell/Graham Series
	12/31/2005	12/31/2004	12/31/2005	12/31/2004	12/31/2005	12/31/2004
Investment Income:
Interest - net	$1,010,834	$5,876	$16,877	$116	$126,602	$—

Total Income	1,010,834	5,876	16,877	116	126,602	—

Expenses:
Incentive Fees	3,997,498	595,855	60,246	2,929	210,651	—
Management Fees	413,523	31,548	25,932	1,232	228,694	—
Service Fees - Class 1	1,834,871	28,836	36,835	1,190	245,963	—
Trading Fees	413,670	31,442	6,481	310	45,739	—

Total Expenses	6,659,562	687,681	129,494	5,661	731,047	—

Investment gain/(loss) - net	(5,648,728)	(681,805)	(112,617)	(5,545)	(604,445)	—

Realized and unrealized gain (loss) on investments:
Net realized loss on investments	7,979,535	1,842,923	—	—	467,176	—
Net change in open trade equity	6,537,199	623,376	—	—	(1,373,930)	—
Trading commissions	(1,097,696)	(69,857)	—	—	(17,946)	—
Equity in earnings from trading company	(795)		365,856	17,300	1,570,356	—

Net gain/(loss) on investments	13,418,243	2,396,442	365,856	17,300	645,656	—

Minority interests	(724,988)	(221,836)	—	—	363,365	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$7,044,527	$1,492,801	$253,239	$11,755	$404,576	$—

(1)	The Balanced Series and Beach Series of the Trust received additional capital contributions to commence trading operations on September 24, 2004. The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Statements of Operations

For the Years Ended December 31, 2005 and 2004 (1)

	Currency Series		Dunn Series		Graham Series
	12/31/2005	12/31/2004	12/31/2005	12/31/2004	12/31/2005	12/31/2004
Investment Income:
Interest - net	$3,370	$2	$20,588	$—	$85,327	$—

Total Income	3,370	2	20,588	—	85,327	—

Expenses:
Incentive Fees	—	—	—	74,896	—	50,855
Management Fees	7,049	22	—	—	215,540	16,747
Service Fees - Class 1	2,161	17	4,892	333	122,139	3,562
Trading Fees	1,459	5	9,280	2,985	43,121	3,345

Total Expenses	10,669	44	14,172	78,214	380,800	74,509

Investment gain/(loss) - net	(7,299)	(42)	6,416	(78,214)	(295,473)	(74,509)

Realized and unrealized gain (loss) on investments:
Net realized loss on investments	(310)	—	—	—	(1,234,755)	306,423
Net change in open trade equity	(1,164)	—	—	—	1,499,174	(28,060)
Trading commissions	—	—	—	—	(56,465)	(6,161)
Equity in earnings from trading company	(3,701)	154	(389,573)	204,380	(363,365)	—

Net gain/(loss) on investments	(5,175)	154	(389,573)	204,380	(155,411)	272,202

Minority interests	795	—	—	—	(817,950)	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(11,679)	$112	$(383,157)	$126,166	$(1,268,834)	$197,693

(1)	The Currency Series (formerly C-View Currency Series) and Dunn Series of the Trust received additional capital contributions to commence trading operations on September 24, 2004. The Graham Series of the Trust commenced trading operations on November 19, 2004, upon receipt of additional capital contributions.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2005 and 2004 (1)

	Balanced Series				Beach Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owner’s Capital, January 1, 2004	$—	$—	$1,000	$—	$—	$—	$1,000	$—

Sale of Units		11,653,988	20,000,000	3,968,134		481,793		172,873
Redemption of Units		(8,738)	(4,400,000)	(50,000)
Net increase in Owners’ Capital resulting from operations		127,012	1,301,820	63,969		7,139	68	4,548

Owners’ Capital, December 31, 2004	—	11,772,262	16,902,820	3,982,103	—	488,932	1,068	177,421

Sale of Units		100,673,862		18,337,828		1,398,568		71,500
Redemption of Units		(3,339,477)	(17,195,006)	(2,212,691)		(81,685)		(83,490)
Net (decrease) in Owners’ Capital resulting from operations		5,634,669	293,273	1,116,585		241,432	95	11,712

Owners’ Capital, December 31, 2005	$—	$114,741,316	$1,087	$21,223,825	$—	$2,047,247	$1,163	$177,143

Owner’s Capital - Units, January 1, 2004	—	—	10	—	—	—	10	—

Sale of Units		111,113	200,000	37,741		4,612		1,661
Redemption of Units		(82)	(41,815)	(472)

Owners’ Capital - Units, December 31, 2004	—	111,031	158,195	37,269	—	4,612	10	1,661

Sale of Units		1,020,184		180,579		14,578		731
Redemption of Units		(34,037)	(158,185)	(22,642)		(900)		(869)

Owners’ Capital - Units, December 31, 2005	—	1,097,178	10	195,206	—	18,290	10	1,523

Net asset value per unit at commencement of operations (1)		$100.00		$100.00		$100.00		$100.00

Change in net asset value per unit for year ended December 31, 2004		6.03		6.85		6.01		6.84

Net asset value per unit at December 31, 2004		$106.03		$106.85		$106.01		$106.84

Change in net asset value per unit for year ended December 31, 2005		(1.45)		1.88		5.92		9.43

Net asset value per unit at December 31, 2005		$104.58		$108.73		$111.93		$116.27

(1)	The Balanced Series and Beach Series of the Trust received additional capital contributions to commence trading operations on September 24, 2004.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2005 and 2004 (1)

	Campbell/Graham Series				Currency Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owner’s Capital, January 1, 2004	$—	$—	$—	$—	$—	$—	$1,000	$—

Sale of Units						16,543	440,000	1,000
Redemption of Units
Net increase in Owners’ Capital resulting from operations						43	35	34

Owners’ Capital, December 31, 2004	—	—	—	—	—	16,586	441,035	1,034

Sale of Units		21,748,476	1,000	2,750,994		303,197	2,000,000	5,000
Redemption of Units		(497,000)				(37,497)	(375,000)
Net increase (decrease) in Owners’ Capital resulting from operations		310,014	(32)	94,594		(5,524)	(6,140)	(15)

Owners’ Capital, December 31, 2005	$—	$21,561,490	$968	$2,845,588	$—	$276,762	$2,059,895	$6,019

Owner’s Capital - Units, January 1, 2004	—	—	—	—	—	—	10	—

Sale of Units						162	4,252	10
Redemption of Units

Owners’ Capital - Units, December 31, 2004	—	—	—	—	—	162	4,262	10

Sale of Units		233,903	10	29,386		3,050	19,712	49
Redemption of Units		(5,261)				(378)	(3,663)

Owners’ Capital - Units, December 31, 2005	—	228,642	10	29,386	—	2,834	20,311	59

Net asset value per unit at commencement of operations (1)		$100.00		$100.00		$100.00		$100.00

Change in net asset value per unit for year ended December 31, 2004		N/A		N/A		2.67		3.47

Net asset value per unit at December 31, 2004		N/A		N/A		$102.67		$103.47

Change in net asset value per unit for year ended December 31, 2005		(5.70)		(3.17)		(5.01)		(2.05)

Net asset value per unit at December 31, 2005		$94.30		$96.83		$97.66		$101.42

(1)	The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005. The Currency Series (formerly C-View Currency Series) of the Trust received additional capital contributions to commence trading operations on September 24, 2004.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2005 and 2004 (1)

	Dunn Series				Graham Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owner’s Capital, January 1, 2004	$—	$—	$1,000	$—	$—	$—	$1,000	$—

Sale of Units		121,000		2,145,503		1,939,594	4,400,000	312,500
Redemption of Units
Net increase (decrease) in Owners’ Capital resulting from operations		(3,953)	58	130,061		21,989	172,598	3,106

Owners’ Capital, December 31, 2004	—	117,047	1,058	2,275,564	—	1,961,583	4,573,598	315,606

Sale of Units		117,793		5,061		5,283,276		1,573,710
Redemption of Units		(19,430)		(1,784,495)		(953,857)	(3,991,781)	(78,617)
Net increase (decrease) in Owners’ Capital resulting from operations		(21,985)	(156)	(361,016)		(648,922)	(580,960)	(38,952)

Owners’ Capital, December 31, 2005	$—	$193,425	$902	$135,114	$—	$5,642,080	$857	$1,771,747

Owner’s Capital - Units, January 1, 2004	—	—	10	—	—	—	10	—

Sale of Units		1,115		21,514		18,939	44,000	3,037
Redemption of Units							—

Owners’ Capital - Units, December 31, 2004	—	1,115	10	21,514	—	18,939	44,010	3,037

Sale of Units		1,330		53		60,602		18,544
Redemption of Units		(218)		(20,068)		(11,483)	(44,000)	(915)

Owners’ Capital - Units, December 31, 2005	—	2,227	10	1,499	—	68,058	10	20,666

Net asset value per unit at commencement of operations (1)		$100.00		$100.00		$100.00		$100.00

Change in net asset value per unit for year ended December 31, 2004		4.96		5.77		3.57		3.92

Net asset value per unit at December 31, 2004		$104.96		$105.77		$103.57		$103.92

Change in net asset value per unit for year ended December 31, 2005		(18.13)		(15.62)		(20.67)		(18.19)

Net asset value per unit at December 31, 2005		$86.83		$90.15		$82.90		$85.73

(1)	The Dunn Series of the Trust received additional capital contributions to commence trading operations on September 24, 2004. The Graham Series of the Trust commenced trading operations on November 19, 2004, upon receipt of additional capital contributions.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Notes to Financial Statements

As of December 31, 2005, and December 31, 2004

1. Organization and Purpose

The Frontier Fund, or the Trust, was formed as a Delaware statutory trust on August 8, 2003, with separate Series of Units. Its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances). The Trust is a multi-advisor commodity pool as described in CFTC Regulation § 4.10(d)(2).

The Trust offers six (6) separate and distinct Series: Balanced Series, Beach Series, Currency Series, Dunn Series, Graham Series, and Campbell Graham Series (each, a “Series” and collectively, the “Series”). The Trust may issue additional Series of Units. The Units of each Series are separated into two sub-classes of Units (except for the Balanced Series which are separated into four sub-classes of Units, of which Class 1a and Class 2a are currently inactive). The Trust, with respect to each Series:

•	engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and may, from time to time, engage in cash and spot transactions;

•	allocates funds to a subsidiary limited liability Trading Company or Companies. Each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s assets, make the trading decisions for the assets of each Series vested in such Trading Company, segregate its assets from any other Trading Company and maintain separate, distinct records for each Series, and account for its assets separately from the other Series and the other Trust assets;

•	calculates the Net Asset Value of its Units separately from the other Series;

•	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies); and

•	offers each Series of Units in two sub-classes-Class 1 and Class 2 (except for the Balanced Series, which has four sub-classes– Class 1, Class 1a, Class 2 and Class 2a). Investors who purchase Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the Net Asset Value of each Unit purchased, for the benefit of Selling Agents selling such Class 1 or Class 1a Units. Equinox Fund Management, LLC, or the Managing Owner, prepays the initial service fee which is amortized monthly at an annual rate of three percent (3.0%) of the average daily Net Asset Value of Class 1 or Class 1a of such Series; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the Net Asset Value at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who purchase Class 2 or Class 2a Units of any Series are charged no initial or ongoing service fee. However, the Managing Owner may pay the Selling Agents an on-going service fee for certain administrative services. Any such payments by the Managing Owner will not be subject to reimbursement by the Unitholders.

•	Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current Net Asset Value per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York. Redemption of Class 1 Units of any Series, which have been held by the Unit holder for less than twelve (12) full months, will be subject to a redemption fee of up to three percent (3.0%) of the value of such Units being redeemed. Redemption fees are payable to Equinox Fund Management, LLC as Managing Owner of the Trust.

As of September 24, 2004, the Trust commenced operations for each Series except the Graham Series and Campbell Graham Series. The Graham Series commenced operations as of November 19, 2004. The Campbell Graham Series commenced operations on February 11, 2005.

2. Significant Accounting Polices

The following are the significant accounting policies of the Trust.

Basis of Presentation – The financial statements of each Series of the Trust included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

The consolidated financial statements of Balanced Series include the assets, liabilities and earnings of its wholly-owned and majority owned Trading Companies, Frontier Trading Company I, LLC, Frontier Trading Company II, LLC, Frontier Trading Company IV, LLC and Frontier Trading Company VI, LLC.

The consolidated financial statements of Currency Series include the assets, liabilities and earnings of its majority-owned trading company, Frontier Trading Company III, LLC.

The consolidated financial statements of Campbell/Graham Series include the assets, liabilities and earnings of its majority-owned trading company, Frontier Trading Company V, LLC.

The Trust has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102, Statements of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

Cash and Cash Equivalents and Short Term Investments – For purposes of the statements of financial condition, cash and cash equivalents include money market accounts, money market funds, and time deposits with original maturities of 90 days or less. Short term investments include time deposits with original maturities of 91 days up to one year. The cash and cash equivalents, and short term investments of all Series is pooled for maximization of return. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner; any excess is accrued as income allocated to all Series in proportion to their daily net asset value.

Deposits with Broker – The Trust deposits assets with a broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. The Trust earns interest income on its assets deposited with the broker.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires the Managing Owner to make estimates and assumptions that affect amounts of assets and liabilities and disclosure of contingent assets and liabilities that are reported in the Trust’s financial statements. The Trust’s significant accounting policies and related estimates and judgments underlying the financial statements are as identified below.

Allocation of Earnings – Each Series of the Trust offers two sub-classes of Units – Class 1 and Class 2 (except for the Balanced Series, which offers four sub-classes of Units – Class 1, Class 1a, Class 2 and Class 2a). All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that Class 1 or Class 1a Units of each Series bear certain expenses related to the servicing of such Units. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading profits and losses of each Series are allocated daily to Class 1, Class 1a, Class 2 and Class 2a Units based on each Class’ relative owners’ capital balance.

Each Series allocates funds to a subsidiary Trading Company, or Companies, of the Trust. Each Trading Company allocates all of its daily trading profits or losses to the Series in proportion to each Series’ funds allocated to the Trading Company, adjusted on a daily basis. As of December 31, 2005, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

Investment Transactions and Valuation – The Trust records investment transactions on trade date and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of realized and unrealized gains (losses) on investments in the Statements of Operations. Generally, fair values will be based on quoted market prices; however, in certain circumstances, significant judgments and estimates may be required in determining fair value in the absence of an active market closing price.

Income Taxes – The Trust is not subject to federal income taxes; each owner reports his allocable share of income, gain, loss, deductions or credits on his own income tax return.

Fees and Expenses – All management fees, incentive fees, and service fees of the Trust are paid to the Managing Owner. Additionally, the trading fees are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, as well as all other operating expenses and continuing offering costs of the Trust.

Pending Owner Additions – Funds received for new subscriptions and for additions to existing owner interests are recorded as capital additions at the net asset value per unit of the second business day following receipt.

In applying these policies, the Managing Owner may make judgments that may require estimates about matters that are inherently uncertain.

3. Investments in Unconsolidated Trading Companies

The following tables summarize the Balanced Series, Beach Series, Campbell/Graham Series, Currency Series, Dunn Series and the Graham Series investments in unconsolidated trading companies as of and for the year ended December 31, 2005.

Trading Company	Percentage of Net Assets	Fair Value	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)
Balanced Series -
Frontier Trading Company I, LLC	2.90%	$3,949,1822	$0	$(172)	$(623)	$(795)

Beach Series - Frontier Trading Company II, LLC	28.13%	$626,070	$(27,305)	$161,475	$231,686	$365,856

Campbell/Graham Series -
Frontier Trading Company VI, LLC	21.01%	$5,129,155	$(34,625)	$1,641,003	$(36,022)	$1,570,356

Currency Series - Frontier Trading Company III, LLC	—	—	$0	$(984)	$(2,717)	$(3,701)

Dunn Series -
Frontier Trading Company IV, LLC	N/M	$(166,524)	$(18,299)	$(389,656)	$18,382	$(389,573)

Graham Series – Frontier Trading Company V, LLC	22.12%	$1,640,031	$(7,386)	$160,246	$(516,225)	$(363,365)

The following tables summarize the Beach Series, Currency Series and the Dunn Series investments in unconsolidated trading companies as of and for the year ended December 31, 2004.

Trading Company	Percentage of Net Assets	Fair Value	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)
Beach Series -
Frontier Trading Company II, LLC	2.35%	$15,709	$(770)	$2,515	$15,555	$17,300

Currency Series -
Frontier Trading Company III, LLC	0.03%	$138	$0	$256	$(102)	$154

Dunn Series -
Frontier Trading Company IV, LLC	5.27%	$126,163	$(5,170)	$219,345	$(9,795)	$204,380

The unaudited condensed statements of financial condition and statements of income as of and for the year ended December 31, 2005 for the unconsolidated trading companies are as follows:

	Frontier Trading Company II, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Condensed Statement of Financial Condition - December 31, 2005
Cash held at futures commodities merchants	$3,604,769	$1,939,800	$5,019,359	$8,077,776
Open trade equity	3,527,640	187,880	97,185	(1,222,005)

Total assets	$7,132,409	$2,127,680	$5,116,544	$6,855,771

Members equity	$7,132,409	$2,127,680	$5,116,544	$6,855,771

Condensed Statement of Income - For the Year Ended December 31, 2005
Interest income	$137,820	$78,437	$123,550	$113,858
Net realized gain on investments, less commissions	1,722,360	(1,545,244)	(857,179)	4,961,141
Change in open trade equity	3,142,512	269,038	136,041	(1,222,005)

Net income	$5,002,692	$(1,197,769)	$(597,588)	$3,852,994

	Frontier Trading Company II, LLC	Frontier Trading Company III, LLC	Frontier Trading Company IV, LLC
	(Unaudited)	(Unaudited)	(Unaudited)
Condensed Statement of Financial Condition - December 31, 2004
Cash held at futures commodities merchants	$1,342,163	$448,185	$1,658,389
Open trade equity	385,128	8,328	(81,158)

Total assets	$1,727,291	$456,513	$1,577,231

Members equity	$1,727,291	$456,513	$1,577,231

Condensed Statement of Income - For the Year Ended December 31, 2004
Interest income	$4,628	$1,161	$4,592
Net realized gain on investments, less commissions	250,724	53,601	625,916
Change in open trade equity	385,129	8,328	(81,158)

Net income	$640,481	$63,090	$549,350

4. Transactions with Affiliates

The Managing Owner contributes funds to the Trust in order to have a 1% interest in the aggregate capital, profits and losses of all Series and in return will receive Units designated as General Units in the Series in which the Managing Owner invests such funds. The General Units may only be purchased by the Managing Owner and may be subject to no advisory fees or advisory fees at reduced rates. Otherwise, the General Units hold the same rights as the Limited Units. The Managing Owner is required to maintain at least a 1% interest in the aggregate capital, profits and losses of all Series so long as it is acting as the Managing Owner of the Trust. Such contribution was made by the Managing Owner before trading commenced for the Trust and will be maintained throughout the existence of the Trust, and the Managing Owner will make such purchases as are necessary to effect this requirement. In addition to the General Units the Managing Owner receives in respect of its Minimum Purchase Commitment, the Managing Owner may purchase Limited Units in any Series as a Limited Owner. All Units purchased by the Managing Owner are held for investment purposes only and not for resale. No principal of the Managing Owner owns any beneficial interest in the Trust but any of them is free to do so.

On September 23, 2004, the Managing Owner paid $5,000,000 to purchase a barrier option which effectively leveraged the purchase of $20,000,000 of the Trust’s Balanced Series Class 2 Units upon escrow break. On November 19, 2004, $4,400,000 of the Balanced Series Class 2 Units was exchanged by the Managing Owner for Graham Series Class 2 Units. These Units were controlled by the Managing Owner, subject to certain provisions in favor of the counterparty. Under the original terms of the barrier option, the option’s expiration date was one year after its effective date. On September 20, 2005, the Managing Owner and the counterparty extended the term of the option to December 31, 2005. As of December 1, 2005 the option was exercised in full. The counterparty liquidated the entire investment in the Trust and returned $4,561,653 to the Managing Owner.

On December 30, 2004, the Managing Owner purchased Units in the Trust’s Currency Series Class 2 for $440,000 at $103.47 per Unit. On April 29, 2005, the Managing Owner redeemed Units in the Trust’s Currency Series Class 2 for $375,000 at $102.37 per Unit. On December 22, 2005, the Managing Owner purchased Units in the Trust’s Currency Series Class 2 for $2,000,000 at $101.46 per Unit. The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner.

As sponsoring Management Company of the Trust, the Managing Owner has agreed to bear the organization and offering costs of the Trust. These costs were (unaudited) $1,825,024 in 2005 and $1,397,934 in 2004.

Each Series of Units will pay to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets, calculated on a daily basis. The annual rate of the management fee for the Balanced Series is 0.5%, for the Graham Series and Campbell Graham Series is 2.5%, and for the Beach Series and Currency Series is 2.0%. There is no management fee for the Dunn Series. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series. For the year ended December 31, 2005, management fees due the Managing Owner were $412,657 by the Balanced Series, $26,205 by the Beach Series, $228,694 by the Campbell/Graham Series, $5,841 by the Currency Series and $216,048 by the Graham Series. Amounts payable at December 31, 2005 to the Managing Owner for management fees were $54,370 by the Balanced Series, $3,282 by the Beach Series, $47,266 by the Campbell/Graham Series, $1,307 by the Currency Series and $18,964 by the Graham Series.

Each Series pays to the Managing Owner a monthly trading fee (FCM Fee) equal to 1/12th of 0.50% of such Series’ Net Asset Value, calculated daily. For the year ended December 31, 2005, FCM fees due the Managing Owner were $381,415 by the Balanced Series, $6,551 by the Beach Series, $45,739 by the Campbell/Graham Series, $1,460 by the Currency Series, $9,317 by the Dunn Series and $43,270 by the Graham Series. Amounts payable at December 31, 2005 to the Managing Owner for FCM fees were $54,371 by the Balanced Series, $821 by the Beach Series, $9,453 by the Campbell/Graham Series, $327 by the Currency Series, $133 by the Dunn Series and $3,793 by the Graham Series.

In addition, each Series will pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series will employ multiple Trading Advisors, the Balanced Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Balanced Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while the Balanced Series as a whole experiences losses. The incentive fee for the Balanced and Dunn Series is 25%, and for the Beach, Currency, Graham and Campbell Graham Series is 20%. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. For the year ended December 31, 2005, incentive fees due the Managing Owner were $4,057,615 by the Balanced Series, $60,086 by the Beach Series, $211,239 and by the Campbell/Graham Series. Amounts payable at December 31, 2005 to the Managing Owner for incentive fees were $654,435 by the Balanced Series and $12,209 by the Beach Series. Amounts receivable at December 31, 2005 from the Managing owner for incentive fees was $110,889 to the Campbell/Graham Series. This resulted from an incentive fee being calculated on a quarterly basis and, in December, the recovery of previous month’s estimated incentive fees earned.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner. In 2005, the Trust paid $2,203,580 of such interest income to the Managing Owner.

With respect to Class 1 of each Series, the Series will pay to the Managing Owner a service fee at an annualized rate of up to 3.0%, which the Managing Owner pays to selling agents of the Trust. Bornhoft Group Securities Corporation, an affiliate of the Managing Owner, was paid service fees of $37 in 2005.

The Bornhoft Group Corporation, an affiliate of the Trust, provides services to the Trust in connection with the daily valuation of each Series and Class. For these services the Managing Owner paid The Bornhoft Group Corporation $273,067 in 2005. Additionally, The Bornhoft Group Corporation provides office space to the Managing Owner, prorates office expenses, and advances certain direct expenses on behalf of the Managing Owner. The Managing Owner reimbursed The Bornhoft Group Corporation $196,400 for these expenses in 2005.

Solon Capital, LLC, an affiliate of the Trust, serves as wholesaler of the Trust by marketing to broker/dealer organizations. For these services, the Managing Owner paid Solon Capital, LLC, $273,067 in 2005.

5. Financial Highlights

The following information presents the financial highlights of the Fund for the year ended December 31, 2005. This data has been derived from information presented in the financial statements.

	Balanced Series		Beach Series		Campbell/Graham Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2005	$106.03	$106.85	$106.01	$106.84	$100.00	$100.00
Net operating results:
Interest income	1.14	1.14	1.17	1.17	1.12	1.12
Expenses	(8.42)	(5.46)	(9.25)	(6.40)	(6.78)	(4.30)
Net gain/(loss) on investments, net of minority interests	5.83	6.20	14.00	14.66	(0.04)	0.01
Net income	(1.45)	1.88	5.92	9.43	(5.70)	(3.17)

Net asset value, December 31, 2005	$104.58	$108.73	$111.93	$116.27	$94.30	$96.83
Ratios to average net assets (2)
Net investment gain/(loss)	(7.33)%	(4.34)%	(8.46)%	(5.46)%	(8.48%)	(4.68%)
Expenses before incentive fees	3.93%	0.94%	5.33%	2.34%	7.38%	3.58%
Expenses after incentive fees	8.48%	5.49%	9.67%	6.68%	10.13%	6.34%
Total return before incentive fees (3)	13.72%	9.89%	23.95%	11.92%	6.69%	9.58%
Total return after incentive fees (3)	9.17%	5.34%	19.61%	7.58%	4.25%	7.14%

	Currency Series		Dunn Series		Graham Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2005	$102.67	$103.47	$104.96	$105.77	$103.57	$103.92
Net operating results:
Interest income	1.10	1.10	1.13	1.13	.85	.85
Expenses	(5.69)	(2.77)	(3.24)	(0.51)	(5.09)	(2.58)
Net gain/(loss) on investments, net of minority interests	(0.42)	(0.38)	(16.02)	(16.24)	(16.43)	(16.46)
Net income	(5.01)	(2.05)	(18.13)	(15.62)	(20.67)	(18.19)

Net asset value, December 31, 2005	$97.66	$101.42	$86.83	$90.15	$82.90	$85.73
Ratios to average net assets (2)
Net investment gain/(loss)	(4.57)%	(1.64)%	(2.33)%	0.66%	(5.01)%	(2.02)%
Expenses before incentive fees	5.64%	2.71%	3.54%	0.54%	6.00%	3.02%
Expenses after incentive fees	5.64%	2.71%	3.54%	0.54%	6.00%	3.02%
Total return before incentive fees (3)	(7.50)%	(2.56)%	(13.46)%	(23.33)%	(15.86)%	(13.83)%
Total return after incentive fees (3)	(7.50)%	(2.56)%	(13.46)%	(23.33)%	(15.86)%	(13.83)%

(1)	The Campbell/Graham Series commenced operations on February 11, 2005. Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Ratios have been annualized for the Campbell/Graham Series and exclude the impact of the incentive fees except where otherwise noted. Incentive fees have not been annualized.
(3)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

The following information presents the financial highlights of the Fund for the year ended December 31, 2004. This data has been derived from information presented in the financial statements.

	Balanced Series		Beach Series		C-View Currency Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, inception of Series	$100.00	$100.00	$100.00	$100.00	$100.00	$100.00
Net operating results:
Interest income	.02	.02	.02	.02	.01	.00
Expenses	(.93)	(2.99)	(.82)	(1.11)	(.19)	(0)
Net gain on investments	7.16	10.83	6.81	7.93	2.85	3.47
Minority Interests	(.22)	(1.01)
Net income	6.03	6.85	6.01	6.84	2.67	3.47
Net asset value, December 31, 2004	$106.03	$106.85	$106.01	$106.84	$102.67	$103.47
Ratios to average net assets (2)
Net investment loss	(3.79)%	(0.90)%	(5.30)%	(2.32)%	(5.30)%	(2.35)%
Expenses before incentive fees	3.97%	0.97%	5.50%	2.48%	5.48%	2.35%
Expenses after incentive fees	5.76%	3.61%	6.60%	4.10%	5.48%	2.35%
Total return before incentive fees (3)	9.09%	9.51%	7.37%	8.79%	2.67%	3.47%
Total return after incentive fees (3)	6.03%	6.85%	6.01%	6.84%	2.67%	3.47%

	Dunn Series		Graham Series
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, inception of Series	$100.00	$100.00	$100.00	$100.00
Net operating results:
Interest income	0	0	0	0
Expenses	(1.38)	(3.56)	(1.06)	(1.16)
Net gain on investments	6.34	9.33	4.63	5.08
Net income	4.96	5.77	3.57	3.92
Net asset value, December 31, 2004	$104.96	$105.77	$103.57	$103.92
Ratios to average net assets (2)
Net investment loss	(3.48)%	(0.49)%	(6.04)%	(2.95)%
Expenses before incentive fees	3.48%	0.49%	6.04%	2.95%
Expenses after incentive fees	6.28%	3.81%	7.32%	3.75%
Total return before incentive fees (3)	3.51%	9.04%	5.67%	4.77%
Total return after incentive fees (3)	4.96%	5.77%	3.57%	3.92%
(4)	Selected data for a Unit outstanding from inception through year-end. The Balanced, Beach, C-View and Dunn Series commenced operations on September 24, 2004. The Graham Series commenced November 19, 2004.
(5)	Ratios have been annualized and exclude the impact of the incentive fees except where otherwise noted. Incentive fees have not been annualized.
(6)	An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

6. Trading Activities and Related Risks

The purchase and sale of futures and options on futures contracts require margin deposits with Futures Commodities Merchants (FCMs). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the Statement of Financial Condition, may result in future obligation or loss in excess of the amount paid by the Series for a particular investment. Each Trading Company expects to trade in futures, options, forward and swap contracts and will therefore be a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures positions held by a Trading Company in respect of any Series at the same time, and if the Trading Advisor(s) of such Trading Company are unable to offset such futures interests positions, such Trading Company could lose all of its assets and the holders of Units of such Series would realize a 100% loss. The Managing Owner will seek to minimize market risk through real-time monitoring of open positions and the level of diversification of each Trading Advisor’s portfolio. It is anticipated that any Trading Advisor’s margin-to-equity ratio will typically not exceed approximately 35% although the actual ratio could be higher or lower from time to time.

In addition to market risk, trading futures, forward and swap contracts entails credit risk in that a counterparty will not be able to meet its obligations to a Trading Company. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. Some non-U.S. exchanges, in contrast to U.S. exchanges, are principals’ markets in which performance is the responsibility only of the individual counterparty with whom the Trading Company has entered into the transaction, and not of the exchange or clearing corporation. In these kinds of markets, there is risk of bankruptcy or other failure or refusal to perform by the counterparty.

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

The unrealized gain (loss) on open futures contracts is comprised of the following:

	Futures Contracts (exchange-traded)
	December 31, 2005	December 31, 2004
Gross unrealized gains	$17,528,857	$2,337,340
Gross unrealized (losses)	(10,266,195)	(1,742,024)

Net unrealized gain (loss)	$7,262,662	$595,316

The Managing Owner has established procedures to actively monitor and minimize market and credit risks. The Limited Owners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

7. Indemnifications

The Trust has entered into agreements, which provide for the indemnification of futures clearing brokers, currency trading companies, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or bad faith. The Trust has had no prior claims or payments pursuant to these agreements. The Trust’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. However, based on experience the Trust expects the risk of loss to be remote.

8. Subsequent Events

On February 9, 2006, a registration statement filed November 15, 2005 on Form S-1 (File No. 333-129701), as amended February 8, 2006, was declared effective. The Trust registered a total of 1,620,000 Units in such registration statement, including 270,000 Units in Balanced Series (Class 1a and 2a), 350,000 Units in Long Only Commodity Series, 250,000 Units in Long/Short Commodity Series and 750,000 Units in Managed Futures Index Series. The estimated aggregate offering price was $162,000,000, which amount was calculated assuming that all Units were sold during the Initial Offering Period at the price of $100 per Unit.