Form 10-Q
period 2006-03-31
FRONTIER FUND
filed 2006-05-15
CIK 1261379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐ or     No  ☒

The Frontier Fund’s units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of the last business day of the Registrants most recent completed second fiscal quarter were: 915.532 for the Balanced Series, 14,706 for the Beach Series, 85,898 for the Campbell/Graham Series, 1,077 for the Currency Series, 23,573 for the Dunn Series and 107,517 for the Graham Series. Units outstanding as of March 31, 2006 were: 1,648,269 for the Balanced Series, 24,692 for the Beach Series, 363,023 for the Campbell Graham Series, 121,145 for the Currency Series, 3,688 for the Dunn Series, 94,410 for the Graham Series, 51,595 for the Long Only Commodity Series, 108,876 for the Long/Short Commodity Series, and 100,662 for the Managed Futures Index Series.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange

Act of 1934).     Yes  ☐ or    No  ☒

This Report includes forward-looking statements that reflect the Managing Owner’s (as hereinafter defined) current expectations about the future results, performance, prospects and opportunities of the Trust (as hereinafter defined). The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Trust’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

PART	I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements

The Frontier Fund

Statements of Financial Condition

March 31, 2006 and December 31, 2005 (1)

	Balanced Series		Beach Series		Campbell/Graham Series
	3/31/2006	12/31/2005	3/31/2006	12/31/2005	3/31/2006	12/31/2005
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS

Cash and cash equivalents	$28,449,327	$12,994,278	$642,235	$198,255	$6,869,933	$3,114,605
Short-term investments	92,158,090	99,549,452	1,821,318	1,413,937	21,064,124	16,436,045
Cash held at futures commodity merchants	22,738,121	19,097,934	—	—	7,017,995	5,019,359
Open trade equity	6,319,753	7,145,996	—	—	673,194	97,185
Investments in unconsolidated trading companies	—	3,949,182	667,080	626,070	7,697,418	5,129,155
Investments in affiliated Series	33,350,667	—	—	—	—	—
Prepaid service fees - Class 1	1,555,231	1,034,673	25,930	10,946	470,883	294,429
Subscriptions receivable	1,200,000	—	—	—	100,000	—
Receivable from related parties	—	—	—	329	—	110,889
Other assets	101,429	82,549	3,064	2,063	27,065	18,257

Total Assets	$185,872,618	$143,854,064	$3,159,627	$2,251,600	$43,920,612	$30,219,924

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES
Pending owner additions	$1,824,052	$1,368,927	$13,750	$5,000	$487,916	$586,595
Owner redemptions payable	87,662	10,588	—	—	34,231	9,687
Incentive fees payable to Managing Owner	479,166	654,345	41,674	12,209	164,073	—
Management fees payable to Managing Owner	57,316	54,370	4,327	3,282	70,662	47,266
Interest fees payable to Managing Owner	246,545	133,428	4,758	3,753	55,770	39,251
Trading fees payable to Managing Owner	475,188	54,371	9,483	821	105,487	9,453
Payables to related parties	19,539	20,690	706	922	2,882	2,547
Other liabilities	4,927	2,414	1,556	60	381	535

Total Liabilities	3,194,395	2,299,133	76,254	26,047	921,402	695,334

MINORITY INTERESTS	2,013,272	5,588,701	—	—	7,691,189	5,116,544

OWNERS’ CAPITAL
Managing Owner Units - Class 2	1,201,140	1,087	1,303	1,163	101,002	968
Limited Owner Units - Class 1	151,541,245	114,741,316	2,906,724	2,047,247	31,400,526	21,561,490
Limited Owner Units - Class 2	27,922,566	21,223,825	175,346	177,143	3,806,493	2,845,588

Total Owners’ Capital	180,664,951	135,966,228	3,083,373	2,225,553	35,308,021	24,408,046

Total Liabilities, Minority Interests and Owners’ Capital	$185,872,618	$143,854,062	$3,159,627	$2,251,600	$43,920,612	$30,219,924

Units Outstanding
Class 1	1,392,709	1,097,178	23,337	18,290	324,039	228,642
Class 2	255,560	195,216	1,355	1,533	38,984	29,396

Net Asset Value per Unit
Class 1	$108.81	$104.58	$124.55	$111.93	$96.90	$94.30
Class 2	$113.96	$108.73	$130.33	$116.27	$100.23	$96.83

(1)	The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

March 31, 2006 and December 31, 2005

	Currency Series		Dunn Series		Graham Series
	3/31/2006	12/31/2005	3/31/2006	12/31/2005	3/31/2006	12/31/2005
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS

Cash and cash equivalents	$2,912,475	$483,973	$126,977	$98,068	$1,464,811	$822,215
Short-term investments	8,955,023	1,490,688	367,265	403,646	4,566,643	5,015,459
Cash held at futures commodity merchants	1,508,747	875,159	—	—	—	—
Open trade equity	486,623	19,481	—	—	—	—
Investments in unconsolidated trading companies	—	—	—	—	1,995,460	1,640,031
Prepaid service fees - Class 1	32,523	2,804	635	1,464	41,831	31,998
Subscriptions Receivable	—	—	—	—	—	—
Receivable from related parties	41	91	12	—	3,194	1,917
Other assets	—	52	21	55	6,479	4,365

Total Assets	$13,895,432	$2,872,248	$494,910	$503,233	$8,078,418	$7,515,985

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES
Liability to unconsolidated trading company	$—	$—	$170,038	$166,524	$—	$—
Pending owner additions	32,500	53,750	—	6,000	14,125	50,000
Owner redemptions payable	1,000,000	—	—	—	8,970	13,892
Incentive fees payable to Managing Owner	4,008	—	—	—	—	—
Management fees payable to Managing Owner	13,674	1,307	—	—	16,161	18,964
Interest fees payable to Managing Owner	20,386	1,519	527	577	13,195	12,542
Trading fees payable to Managing Owner	32,293	327	332	133	18,214	3,793
Payables to related parties	—	—	—	204	—	1,981
Other liabilities	639	—	482	354	713	129

Total Liabilities	1,103,500	56,903	171,379	173,792	71,378	101,301

MINORITY INTERESTS	487,808	472,669	—	—	—	—

OWNERS’ CAPITAL
Managing Owner Units - Class 2	1,087,305	2,059,895	901	902	876	857
Limited Owner Units - Class 1	3,153,712	276,762	187,644	193,425	6,210,174	5,642,080
Limited Owner Units - Class 2	8,063,107	6,019	134,986	135,114	1,795,990	1,771,747

Total Owners’ Capital	12,304,124	2,342,676	323,531	329,441	8,007,040	7,414,684

Total Liabilities, Minority Interests and Owners’ Capital	$13,895,432	$2,872,248	$494,910	$503,233	$8,078,418	$7,515,985

Units Outstanding
Class 1	32,106	2,834	2,179	2,227	73,889	68,058
Class 2	89,039	20,370	1,509	1,509	20,521	20,676

Net Asset Value per Unit
Class 1	$98.23	$97.66	$86.11	$86.83	$84.05	$82.90
Class 2	$102.77	$101.42	$90.07	$90.15	$87.56	$85.73

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

March 31, 2006 (1)

	Long Only Commodity Series 3/31/2006	Long/Short Commodity Series 3/31/2006	Managed Futures Index Series 3/31/2006
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
Cash and cash equivalents	$1,142,953	$2,214,670	$3,489,108
Short-term investments	3,595,765	6,798,441	6,548,717
Cash held at futures commodity merchants	—	953,599	—
Open trade equity	694,828	1,202,035	—
Investments in unconsolidated trading companies	—	—	—
Prepaid service fees - Class 1	2,288	21,719	500
Subscriptions Receivable	50,000	50,000	50,000
Receivable from related parties	—	—	—
Other assets	2,020	6,476	—

Total Assets	$5,487,854	$11,246,940	$10,088,325

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES
Pending owner additions	$105,475	$143,750	$7,000
Owner redemptions payable	—	—	—
Incentive fees payable to Managing Owner	—	32,869	—
Management fees payable to Managing Owner	5,383	22,272	—
Interest fees payable to Managing Owner	2,872	6,919	771
Trading fees payable to Managing Owner	4,438	24,121	520
Payables to related parties	10	1,225	6
Other liabilities	—	—	2,349

Total Liabilities	118,178	231,156	10,646

MINORITY INTERESTS	—	—	—

OWNERS’ CAPITAL
Managing Owner Units - Class 2	51,041	51,012	51,001
Limited Owner Units - Class 1	114,688	832,215	26,186
Limited Owner Units - Class 2	5,203,947	10,132,657	10,000,492

Total Owners’ Capital	5,369,676	11,015,884	10,077,679

Total Liabilities, Minority Interests and Owners’ Capital	$5,487,854	$11,247,040	$10,088,325

Units Outstanding
Class 1	1,105	8,245	262
Class 2	50,490	100,631	100,400

Net Asset Value per Unit
Class 1	$103.82	$100.94	$99.89
Class 2	$104.08	$101.20	$100.11

(1)	The Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series of the Trust received additional capital contributions to commence trading operations on February 24, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2006 and 2005 (1)

	Balanced Series		Beach Series		Campbell/Graham Series
	(Unaudited)		(Unaudited)		(Unaudited)
	3/31/2006	3/31/2005	3/31/2006	3/31/2005	3/31/2006	3/31/2005
Investment Income:
Interest - net	$762,497	$67,272	$13,494	$1,495	$152,870	$444

Total Income	762,497	67,272	13,494	1,495	152,870	444

Expenses:
Incentive Fees	1,893,103	289,760	68,737	—	169,790	1,937
Management Fees	158,136	58,777	12,168	5,079	180,696	1,505
Service Fees - Class 1	967,800	170,983	17,798	6,109	191,079	1,727
Trading Fees	158,063	58,675	3,040	1,270	36,097	301

Total Expenses	3,177,102	578,195	101,743	12,458	577,662	5,470

Investment gain/(loss) - net	(2,414,605)	(510,923)	(88,249)	(10,963)	(424,792)	(5,026)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	11,213,419	(2,544,524)	—	—	66,612	—
Net change in open trade equity	(819,954)	(276,070)	—	—	576,009	—
Trading commissions	(414,926)	(142,176)	—	—	(48,217)	—
Equity in earnings on investments in affiliated Series	350,667	—	—	—	—	—
Equity in earnings/(loss) from trading company(s)	22,289	—	365,878	(36,722)	964,444	(15,520)

Net gain/(loss) on investments	10,351,495	(2,962,770)	365,878	(36,722)	1,558,848	(15,520)

Minority interests	(1,328,372)	372,641	—	—	(193,857)	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$6,608,518	$(3,101,052)	$277,629	$(47,685)	$940,199	$(20,546)

NET INCOME/(LOSS) PER UNIT
Class 1	$4.23	$(7.78)	$12.62	$(7.62)	$2.60	$(6.87)
Class 2	$5.23	$(7.10)	$14.06	$(6.92)	$3.40	$(6.49)

(1)	The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2006 and 2005

	Currency Series		Dunn Series		Graham Series
	(Unaudited)		(Unaudited)		(Unaudited)
	3/31/2006	3/31/2005	3/31/2006	3/31/2005	3/31/2006	3/31/2005
Investment Income:
Interest - net	$43,423	$662	$1,589	$3,172	$39,720	$10,868

Total Income	43,423	662	1,589	3,172	39,720	10,868

Expenses:
Incentive Fees	7,393	—	—	—	—	—
Management Fees	29,631	2,301	—	—	45,833	46,427
Service Fees - Class 1	6,430	172	1,336	842	43,094	21,234
Trading Fees	11,467	575	368	2,762	9,170	9,312

Total Expenses	54,921	3,048	1,704	3,604	98,097	76,973

Investment gain/(loss) - net	(11,498)	(2,386)	(115)	(432)	(58,377)	(66,105)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	126,637	—	—	—	—	(792,874)
Net change in open trade equity	(26,435)	—	—	—	—	(319,034)
Trading commissions	—	—	—	—	—	(10,230)
Equity in earnings/(loss) from trading company(s)	—	1,600	(1,950)	(329,760)	187,557	—

Net gain/(loss) on investments	100,202	1,600	(1,950)	(329,760)	187,557	(1,122,139)

Minority interests	(22,289)	—	—	—	—	7,760

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS NET INCOME/(LOSS) PER UNIT	$66,415	$(786)	$(2,065)	$(330,192)	$129,180	$(1,180,484)

Class 1	$0.57	$(0.90)	$(0.72)	$(15.05)	$1.15	$(15.92)
Class 2	$1.35	$(0.14)	$(0.08)	$(14.50)	$1.83	$(15.30)

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2006 and 2005 (1)

	Long Only Commodity Series	Long/Short Commodity Series	Managed Futures Index Series
	(Unaudited)	(Unaudited)	(Unaudited)
	3/31/2006	3/31/2006	3/31/2006
Investment Income:
Interest - net	$16,356	$26,350	$1,907

Total Income	16,356	26,350	1,907

Expenses:
Incentive Fees	—	28,970	—
Management Fees	5,212	24,138	1,122
Service Fees - Class 1	7	447	25
Trading Fees	2,085	3,442	281

Total Expenses	7,304	56,997	1,428

Investment gain/(loss) - net	9,052	(30,647)	479

Realized and unrealized gain/(loss) on investments:
Net realized loss on investments	—	(19,722)	—
Net change in open trade equity	195,185	180,598	—
Trading commissions	—	(5,141)	—

Net gain on investments	195,185	155,735	—

Minority interests	—	—	—

NET INCREASE IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$204,237	$125,088	$479

NET INCOME/(LOSS) PER UNIT
Class 1	$3.82	$0.94	$(0.11)
Class 2	$4.08	$1.20	$0.11

(1)	The Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series of the Trust commenced trading operations on February 24, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2006 (Unaudited)

	Balanced Series				Beach Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, December 31, 2005	—	114,741,316	1,087	21,223,825	—	2,047,247	1,163	177,143
Sale of Units	—	33,935,272	1,200,000	5,831,574		730,201		30,200
Redemption of Units	—	(2,567,558)	—	(309,083)		(125,297)		(54,913)
Net (decrease) in Owners’ Capital resulting from operations	—	5,432,215	53	1,176,250		254,573	140	22,916

Owners’ Capital, March 31, 2006	$—	$151,541,245	$1,201,140	$27,922,566	$—	$2,906,724	$1,303	$175,346

Owners’ Capital - Units, December 31, 2005	—	1,097,178	10	195,206	—	18,290	10	1,523
Sale of Units	—	319,670	10,530	52,603		6,116	—	251
Redemption of Units	—	(24,139)	—	(2,789)		(1,069)	—	(429)

Owners’ Capital - Units, March 31, 2006	—	1,392,709	10,540	245,020	—	23,337	10	1,345

Net asset value per unit at December 31, 2005		$104.58		$108.73		$111.93		$116.27

Change in net asset value per unit for three months ended March 31, 2006		4.23		5.23		12.62		14.06

Net asset value per unit at March 31, 2006		$108.81		$113.96		$124.55		$130.33

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2006 (Unaudited)

	Campbell/Graham Series				Currency Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, December 31, 2005	—	21,561,490	968	2,845,588	—	276,762	2,059,895	6,019
Sale of Units	—	9,315,996	100,000	882,789	—	2,867,033	—	8,028,000
Redemption of Units	—	(286,238)	—	(52,771)	—	—	(1,000,000)	—
Net increase (decrease) in Owners’ Capital resulting from operations	—	809,278	34	130,887	—	9,917	27,410	29,088

Owners’ Capital, March 31, 2006	$—	$31,400,526	$101,002	$3,806,493	$—	$3,153,712	$1,087,305	$8,063,107

Owners’ Capital - Units, December 31, 2005	—	228,642	10	29,386	—	2,834	20,311	59
Sale of Units	—	98,426	998	9,130	—	29,272	—	78,400
Redemption of Units	—	(3,029)	—	(540)	—	—	(9,731)	—

Owners’ Capital - Units, March 31, 2006	—	324,039	1,008	37,976	—	32,106	10,580	78,459

Net asset value per unit at December 31, 2005		$94.30		$96.83		$97.66		$101.42

Change in net asset value per unit for the three months ended March 31, 2006		2.60		3.40		0.57		1.35

Net asset value per unit at March 31, 2006		$96.90		$100.23		$98.23		$102.77

(1)	The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2006 (Unaudited)

	Dunn Series				Graham Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, December 31, 2005	—	193,425	902	135,114	—	5,642,080	857	1,771,747
Sale of Units	—	—	—	—	—	697,281	—	25,000
Redemption of Units	—	(3,845)	—	—	—	(220,923)	—	(38,182)
Net increase (decrease) in Owners’ Capital resulting from operations	—	(1,936)	(1)	(128)	—	91,736	19	37,425

Owners’ Capital, March 31, 2006	$—	$187,644	$901	$134,986	$—	$6,210,174	$876	$1,795,990

Owners’ Capital - Units, December 31, 2005	—	2,227	10	1,499	—	68,058	10	20,666

Sale of Units	—	—	—	—	—	8,482	—	290
Redemption of Units	—	(48)	—	—	—	(2,651)	—	(445)

Owners’ Capital - Units, March 31, 2006	—	2,179	10	1,499	—	73,889	10	20,511

Net asset value per unit at December 31, 2005		$86.83		$90.15		$82.90		$85.73

Change in net asset value per unit for the three months ended March 31, 2006		(0.72)		(0.08)		1.15		1.83

Net asset value per unit at March 31, 2006		$86.11		$90.07		$84.05		$87.56

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2006 (Unaudited) (1)

	Long Only Commodity Series				Long/Short Commodity Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, December 31, 2005	—	—	—	—	—	—	—	—
Sale of Units	—	114,439	51,000	5,000,000	—	824,796	51,000	10,015,000
Redemption of Units	—	—	—	—	—	—	—	—
Net increase (decrease) in Owners’ Capital resulting from operations	—	249	41	203,947	—	7,419	12	117,657

Owners’ Capital, March 31, 2006	$—	$114,688	$51,041	$5,203,947	$—	$832,215	$51,012	$10,132,657

Owners’ Capital - Units, December 31, 2005	—	—	—	—	—	—	—	—

Sale of Units	—	1,105	490	50,000		8,245	504	100,127
Redemption of Units	—	—	—	—		—	—	—

Owners’ Capital - Units, March 31, 2006	—	1,105	490	50,000	—	8,245	504	100,127

Net asset value per unit at commencement of operations		$100.00		$100.00		$100.00		$100.00

Change in net asset value per unit for the three months ended March 31, 2006		3.82		4.08		0.94		1.20

Net asset value per unit at March 31, 2006		$103.82		$104.08		$100.94		$101.20

(1)	The Long Only Commodity Series and the Long/Short Commodity Series of the Trust commenced trading operations on February 24, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2006 (Unaudited) (1)

	Managed Futures Index Series
	Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, December 31, 2005	—	—	—	—
Sale of Units	—	26,200	51,000	10,000,000
Redemption of Units	—	—	—	—
Net increase (decrease) in Owners’ Capital resulting from operations	—	(14)	1	492

Owners’ Capital, March 31, 2006	$—	$26,186	$51,001	$10,000,492

Owners’ Capital - Units, December 31, 2005	—	—	—	—
Sale of Units	—	262	509	99,891
Redemption of Units	—	—	—	—

Owners’ Capital - Units, March 31, 2006	—	262	509	99,891

Net asset value at commencement of operations		$100.00		$100.00

Change in net asset value per unit for the three months ended March 31, 2006		(0.11)		0.11

Net asset value per unit at March 31, 2006		$99.89		$100.11

(1)	The Managed Futures Index Series of the Trust commenced trading operations on February 24, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Notes to Financial Statements

As of March 31, 2006 (Unaudited)

1. Organization

The Frontier Fund, or the Trust, was formed as a Delaware statutory trust on August 8, 2003, with separate Series of Units. Its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances). The Trust is a multi-advisor commodity pool as described in CFTC Regulation § 4.10(d)(2).

The Trust offers nine (9) separate and distinct Series: Balanced Series, Beach Series, Campbell/Graham Series, Currency Series, Dunn Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series (each, a “Series” and collectively, the “Series”). The Trust may issue additional Series of Units. The Units of each Series are separated into two sub-classes of Units.

On September 24, 2004, the Trust commenced operations for the Balanced, Beach, Currency and Dunn Series. The Graham Series commenced operations as of November 19, 2004. The Campbell/Graham Series commenced operations on February 11, 2005. On February 24, 2006, the Trust commenced operations for the Long Only Commodity, Long/Short Commodity and the Managed Futures Index Series.

2. Significant Accounting Policies

Basis of Presentation

The interim condensed financial statements of the Series included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005. The Series follow the same accounting policies in the preparation of interim reports as set forth in the annual report. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operation and changes in owners’ capital for the interim periods presented and are not necessarily indicative of a full year’s results. Certain prior year numbers have been reclassified to conform to current year presentation.

The Series, through investing in Trading Companies, place assets under management of certain Trading Advisors. The Trading Companies were organized by Equinox Fund Management, LLC (the “Managing Owner”) for the purpose of investing in futures contracts and derivative instruments, and have no operating income or expenses, except for trading income and expenses, all of which is allocated to the Series. Trading Companies in which a Series has a majority equity interest are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method and are carried in the statement of financial condition of such Series at fair value based on the interest of each Series in such Trading Company.

The consolidated financial statements of Balanced Series include the assets, liabilities and earnings of its wholly-owned or majority owned Trading Companies, Frontier Trading Company I, LLC, Frontier Trading Company II, LLC, Frontier Trading Company IV, LLC and Frontier Trading Company VI, LLC.

The consolidated financial statements of Currency Series, Campbell/Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series include the assets, liabilities and earnings of their wholly owned or majority owned trading companies, Frontier Trading Company III, LLC, Frontier Trading Company V, LLC, Frontier Trading Company VII, LLC, Frontier Trading Company VIII, LLC and Frontier Trading Company IX, LLC, respectively.

The Balanced Series invests in Class 2 units of the Currency Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series. These units are valued at fair market value based upon the published net asset value per unit of each investee series. The Balanced Series reflects the change in value of these investments as equity in earnings from investments in affiliated Series in the Statement of Operations. The Balanced Series is subject to the same allocations of income and fees as the Limited Owners of such series. As a result of fees charged by the investee series, fees are not charged by the Balanced Series on the capital allocated to investments in affiliated Series, and the Managing Owner monitors such allocations so that aggregate fees of the investee series on the Balanced Series investments do not exceed the allowable fees of the Balanced Series as provided in the Trust’s prospectus.

Recent Accounting Developments

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 also requires that correction of errors in previously issued financial statements should be termed “restatements.” SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 did not have an impact on the Company’s consolidated financial statements.

3. Investments in Unconsolidated Trading Companies

The following table summarizes the Beach Series, Campbell/Graham Series, Dunn Series and Graham Series investments in unconsolidated trading companies as of March 31, 2006, and December 31, 2005. These investments represent cash and open trade equity invested in the trading companies by the Series and cumulative trading profits or losses allocated to the Series by the trading companies. Trading companies allocate trading profits or losses on the basis of the proportion of each Series’ capital allocated for trading to each respective trading company, including both cash and notional funds, which bears no relationship to the amount of cash invested by the Series in the trading company.

	As of March 31, 2006		As of December 31, 2005
Trading Company (1)	Percentage of Net Assets	Fair Value	Percentage of Net Assets	Fair Value
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beach Series -
Frontier Trading Company II, LLC	21.63%	$667,080	28.13%	$626,070

Campbell/Graham Series
Frontier Trading Company VI, LLC	21.80%	$7,697,418	21.01%	5,129,155

Dunn Series -
Frontier Trading Company IV, LLC	N/M	$(170,038)	N/M	$(166,524)

Graham Series -
Frontier Trading Company V, LLC	24.92%	$1,995,460	22.12%	$1,640,031

(1)	The Frontier Trading Company VI, LLC commenced operations on February 11, 2005.

The following tables summarize the Balanced Series, Beach Series, Campbell/Graham Series, Currency Series, Dunn Series and Graham Series equity in earnings from trading companies for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31, 2006				Three Months Ended March 31, 2005
Trading Company (1)	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)	Trading Commissions	Realized Loss	Change in Unrealized Gain (Loss)	Net Income (Loss)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balanced Series –
Frontier Trading Company III, LLC	$0	$24,411	$(2,122)	$22,289	—	—	—	—
Beach Series -
Frontier Trading Company II, LLC	$(16,141)	$657,431	$(275,412)	$365,878	$(3,364)	$(8,711)	$(24,647)	$(36,722)

Campbell/Graham Series -
Frontier Trading Company V, LLC	—	—	—	—	$(152)	$(20,489)	$(5,468)	$(26,109)
Frontier Trading Company VI, LLC	(9,679)	(169,035)	1,143,158	964,444	(92)	(5,441)	16,122	10,589

Total Series	$(9,679)	$(169,035)	1,143,158	964,444	$(244)	$(25,930)	$10,654	$(15,520)
Currency Series -
Frontier Trading Company III, LLC	—	—	—	—	$0	$6,247	$(4,647)	$1,600

Dunn Series -
Frontier Trading Company IV, LLC	$(611)	$(20,500)	$19,161	$(1,950)	$(5,549)	$(392,437)	$68,226)	$(329,760)

Graham Series -
Frontier Trading Company V, LLC	$(16,411)	$22,074	$181,894	$187,557	—	—	—	—

(1)	The Frontier Trading Company VI, LLC commenced operations on February 11, 2005.

The unaudited condensed statements of financial condition as of March 31, 2006, and December 31, 2005 for the unconsolidated trading companies are as follows:

Condensed Statements of Financial Condition – March 31, 2006	Frontier Trading Company II, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash held at futures commodities merchants	$8,005,590	$1,317,262	$7,017,995	$7,141,914
Open trade equity	205,126	749,610	673,194	1,981,825

Total Assets	$8,210,716	$2,066,872	$7,691,189	$9,123,739

Members’ equity	$8,210,716	$2,066,872	$7,691,189	$9,123,739

(1)	The Frontier Trading Company VI, LLC commenced operations on February 11, 2005.

Condensed Statements of Financial Condition – December 31, 2005	Frontier Trading Company II, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash held at futures commodities merchants	$3,604,769	$1,939,800	$5,019,359	$8,077,776
Open trade equity	3,527,640	187,880	97,185	(1,222,005)

Total Assets	$7,132,409	$2,127,680	$5,116,544	$6,855,771

Members’ equity	$7,132,409	$2,127,680	$5,116,544	$6,855,771

(1)	The Frontier Trading Company VI, LLC commenced operations on February 11, 2005.

The unaudited condensed statements of income for the three months ended March 31, 2006 and 2005, for the unconsolidated trading companies are as follows:

Condensed Statements of Income –For the Three Months Ended March 31, 2006	Frontier Trading Company II, LLC	Frontier Trading Company III, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income	$75,028	$—	$20,951	$58,946	$84,923
Net realized gain (loss) on investments, less commissions	6,800,489	—	(624,317)	18,396	(543,359)
Change in open trade equity	(3,322,514)	—	561,726	576,009	3,203,833

Net income (loss)	$3,553,0031	—	$(41,640)	$653,351	$2,745,397

Condensed Statements of Income – For the Three Months Ended March 31, 2005 (1)
Interest income	$12,759	$2,995	$9,508	$15,381	$8,031
Net realized loss on investments, less commissions	(187,099)	38,003	(2,002,308)	(803,104)	(286,022)
Change in open trade equity	(419,135)	(21,151)	340,570	(319,034)	119,802

Net income (loss)	$(593,475)	$19,847	$(1,652,230)	$(1,106,757)	$(158,189)

(1)	The Frontier Trading Company VI, LLC commenced operations on February 11, 2005.

4. Transactions with Affiliates

Equinox Fund Management LLC (the “Managing Owner”) contributes funds to the Trust in order to have a 1% interest in the aggregate capital, profits and losses of all Series and in return will receive Units designated as General Units in the Series in which the Managing Owner invests such funds. The General Units may only be purchased by the Managing Owner and may be subject to no advisory fees or advisory fees at reduced rates. Otherwise, the General Units hold the same rights as the Limited Units. The Managing Owner is required to maintain at least a 1% interest (“Minimum Purchase Commitment”) in the aggregate capital, profits and losses of all Series so long as it is acting as the Managing Owner of the Trust. Such contribution was made by the Managing Owner before trading commenced for the Trust and will be maintained throughout the existence of the Trust, and the Managing Owner will make such purchases as are necessary to effect this requirement. In addition to the General Units the Managing Owner receives in respect of its Minimum Purchase Commitment, the Managing Owner may purchase Limited Units in any Series as a Limited Owner. All Units purchased by the Managing Owner are held for investment purposes only and not for resale. No principal of the Managing Owner owns any beneficial interest in the Trust but any of them is free to do so.

On February 24, 2006, the Managing Owner invested $1,000 in each of the Long Only Commodity Series, Class 2, Long/Short Commodity Series, Class 2 and the Managed Futures Index Series, Class 2. On March 31, 2006, the Managing

Owner invested $1.2 million in the Balanced Series, Class 2, $100,000 in the Campbell Graham Series, Class 2 and $50,000 in each of the Long Only Commodity Series, Class 2, Long/Short Commodity Series, Class 2 and the Managed Futures Index Series, Class 2. Also, on March 31, 2006, the Managing Owner redeemed $1.0 million of its interest in the Currency Series, Class 2. The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner.

Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets, calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series, 2.0% for the Beach Series, C-View Currency Series, 2.5% for the Graham Series and Campbell/Graham Series, Long Only Commodity Series and the Managed Futures Index Series and 3.5% for the Long/Short Commodity Series. There is no management fee for the Dunn Series. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series. For the three months ended March 31, 2006, management fees incurred were $158,136 by the Balanced Series, $12,168 by the Beach Series, $180,696 by the Campbell/Graham Series, $29,631 by the Currency Series, $45,833 by the Graham Series, $5,212 by the Long Only Commodity Series, $24,138 by the Long/Short Commodity Series and $1,122 by the Managed Futures Index Series. Amounts payable at March 31, 2006 to the Managing Owner for management fees were $57,316 by the Balanced Series, $4,327 by the Beach Series, $70,662 by the Campbell/Graham Series, $13,674 by the Currency Series, $16,161 by the Graham Series, $5,383 by the Long Only Commodity Series and $22,272 by the Long/Short Commodity Series.

Each Series pays to the Managing Owner a monthly trading fee (FCM Fee) equal to 1/12th of 0.50% of such Series’ Net Asset Value, calculated daily. For the three months ended March 31, 2006, FCM fees incurred were $158,063 by the Balanced Series, $3,040 by the Beach Series, $36,097 by the Campbell/Graham Series, $11,467 by the Currency Series, $368 by the Dunn Series, $9,170 by the Graham Series, $2,085 by the Long Only Commodity Series, $3,442 by the Long/Short Commodity Series and $281 by the Managed Futures Indes Series. Amounts payable at March 31, 2006 to the Managing Owner for FCM fees were $57,317 by the Balanced Series, $1,082 by the Beach Series, $14,133 by the Campbell/Graham Series, $5,533 by the Currency Series, $123 by the Dunn Series, $3,232 by the Graham Series, $2,153 by the Long Only Commodity Series and $3,182 by the Long/Short Commodity Series.

In addition, some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series and Long/Short Commodity Series each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Balanced Series or the Long/Short Commodity Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Balanced and Dunn Series and 20% for the Beach, C-View Currency, Graham, Campbell/Graham Series and Long/Short Commodity Series. There is no incentive fee for the Long Only Commodity Series or the Managed Futures Index Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. For the three months ended March 31, 2006, incentive fees incurred were $1,893,103 by the Balanced Series, $68,737 by the Beach Series, $169,790 by the Campbell/Graham Series, $7,393 by the Currency Series and $28,970 by the Long/Short Commodity Series. Amounts payable at March 31, 2006 to the Managing Owner for incentive fees were $479,166 by the Balanced Series, $41,674 by the Beach Series, $4,008 by the Currency Series, $164,073 by the Campbell Graham Series and $32,869 by the Long/Short Commodity Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series, Beach Series, Campbell/Graham Series, Currency Series, Dunn Series and Graham Series. For the Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each series is paid to the Managing Owner. During the three months ended March 31, 2006, the Trust paid $973,700 of such interest income to the Managing Owner.

With respect to Class 1 of each Series, the Series pays monthly to the Managing Owner a service fee at an annualized rate of up to 3.0% (2% for the Long Only Commodity Series and Managed Futures Index Series), which the Managing Owner pays to selling agents of the Trust. For the three months ended March 31, 2006, service fees incurred were $967,800 by the Balanced Series, $17,798 by the Beach Series, $191,079 by the Campbell/Graham Series, $6,430 by the Currency Series, $1,336 by the Dunn Series, $43,094 by the Graham Series, $7 by the Long Only Commodity Series, $447 by the Long/Short Commodity Series and $25 by the Managed Futures Index Series. Amounts payable at March 31, 2006 to the Managing Owner for service fees were $392,520 by the Balanced Series, $7,380 by the Beach Series, $24,381 by the Currency Series, $89,810 by the Campbell Graham Series, $209 by the Dunn Series, $13,053 by the Graham Series, $2,285 by the Long Only Commodity Series, $20,933 by the Long/Short Commodity Series and $520 by the Managed Futures Index Series. The initial service fee (for the first 12 months) relating to a sale of the units is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale. Since the

Managing Owner is prepaying the initial service fee for the first year and is being reimbursed therefore by the Series monthly in arrears based upon a corresponding percentage of net asset value, it bears the risk and the upside potential of any difference between the amount of the initial service fee prepaid and the amount of the reimbursement thereof as a result of variations in net asset value. For the three months ended March 31, 2006, due to variations in net asset values, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $98 for the Currency Series, $56 for the Dunn Series and $3,627 for the Graham Series. For the three months ended March 31, 2006, amounts paid or owing the Managing Owner for excess of monthly service fees over prepaid initial service fees were $50,002 for Balanced Series, $1,713 for the Beach Series, $5,493 for the Campbell Graham Series, $11 for the Long Only Commodity Series, $1,225 for the Long/Short Commodity Series and $6 for the Managed Futures Index Series.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the net asset value of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $122,274 for the three months ended March 31, 2006. Additionally, The Bornhoft Group Corporation provides office space to the Managing Owner, prorates office expenses, and advances certain direct expenses on behalf of the Managing Owner. Under this agreement, the Managing Owner reimbursed The Bornhoft Group Corporation $64,237 for the three months ended March 31, 2006.

Solon Capital, LLC, an affiliate of the Trust, serves as wholesaler of the Trust by marketing to broker/dealer organizations. For these services, the Managing Owner paid Solon Capital, LLC, $366,823 for the three months ended March 31, 2006.

The Balanced Series invests in Class 2 units of the Currency Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series. These units are valued at fair market value based upon the published net asset value per unit of each investee series. The Balanced Series reflects the change in value of these investments as equity in earnings on investments in affiliated Series in the Statement of Operations. The Balanced Series is subject to the same allocations of income and fees as the Limited Owners of such series. As a result of fees charged by the investee series, fees are not charged by the Balanced Series on the capital allocated to series to series investments, and the Managing Owner monitors such allocations so that aggregate fees of the investee series on the Balanced Series investments do not exceed the allowable fees of the Balanced Series as provided in the Trust’s prospectus.

The following table summarizes the investments of the Balanced Series in other series of the Trust as of March 31, 2006.

Three Months Ending March 31, 2006

(Unaudited)

Name of Issuer/ Title of Issue	Number of Units/ Investment Beginning of Period	Additions During Period	Reductions During Period	Number of Units/ Investment Ending of Period	Earnings in Investments in Affiliated Series Net P/L for the Period	Amount of Dividends or Interest	Value at Close of Period
Currency Series/	0 Units	78,126 Units	0 Units	78,126 Units
Class 2 Units	$0	$8,000,000	$0	$8,000,000	$28,887	$0	$8,028,887
Long Only Commodity Series/	0 Units	50,000 Units	0 Units	50,000 Units
Class 2 Units	$0	$5,000,000	$0	$5,000,000	$203,947	$0	$5,203,947
Long/Short Commodity Series/	0 Units	99,976 Units	0 Units	99,976 Units
Class 2 Units	$0	$10,000,000	$0	$10,000,000	$117,341	$0	$10,117,341
Managed Futures Index Series	0 Units	99,890 Units	0 Units	99,890 Units
Class 2 Units	$0	$10,000,000	$0	$10,000,000	$492	$0	$10,000,492

				$33,000,000	$350,667	$0	$33,350,667

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

6. Subsequent Events

On May 1, 2006, two new classes of the Balanced Series commenced operations: Balanced Series 1a, and Balanced Series 2a. As of May 1, 2006, the Managing Owner purchased $200 of Units in the Balanced Series Class 1a at $100 per Unit, and $50,000 of Units in the Balanced Series Class 2a at $100 per Unit.

The Balanced Series invested $5,000,000 in Units of the Currency Series Class 2 on April 24, 2006, $8,000,000 in Units of the Campbell/Graham Series Class 2 on April 26, 2006, and $5,000,000 in Units of the Graham Series Class 2 on April 28, 2006. The Balanced Series is subject to the same allocations of income and fees as the Limited Owners of the investee series. As a result of fees charged by the investee series, fees are not charged by the Balanced Series on the capital allocated to series to series investments, and the Managing Owner monitors such allocations so that aggregate fees of the investee series on the Balanced Series investments do not exceed the allowable fees of the Balanced Series as provided in the Trust’s prospectus.

Effective as of April 13, 2006, (i) the Advisory Agreement dated as of March 1, 2004 by and among The Frontier Fund (the “Trust”), Frontier Trading Company II LLC (the “Trading Company II”), Equinox Fund Management, LLC (the “Managing Owner”) and Beach Capital Management Limited (the “Trading Advisor”), which set forth the terms and conditions upon which the Trading Advisor would render and implement trading advisory services on behalf of the Trading Company II and the Trust with respect to the Beach Series of the Trust and (ii) the Advisory Agreement dated as of March 1, 2004 by and among the Trust, Frontier Trading Company I LLC (the “Trading Company I”), the Managing Owner and the Trading Advisor, which set forth the terms and conditions upon which the Trading Advisor would render and implement trading advisory services on behalf of the Trading Company I and the Trust with respect to the assets of the Balanced Series of the Trust allocated to the Trading Advisor (collectively, the “Agreements”) have been terminated. The Agreements have been terminated because the Trading Advisor has informed the Managing Owner that the Trading Advisor has ceased trading pursuant to its Discretionary Program, which was the trading program the Trading Advisor utilized in providing the trading advisory services under the Agreements.

Pursuant to the termination of the Agreements, the assets of the Beach Series of the Trust are being maintained for cash management purposes pursuant to the Managing Owner’s cash management strategies employed for the Trust, the Trust has ceased accepting new subscriptions for the units in the Beach Series, and the Trust has ceased assessing all fees on the Beach Series. The Managing Owner has delivered written notice to the existing investors in the Beach Series informing them of their exchange and redemption rights as disclosed in the Trust’s final prospectus dated February 9, 2006 (the “Prospectus”). In addition, the assets of the Balanced Series which were previously allocated to the Trading Advisor have been reallocated to one or more of the other trading advisors pursuant to the Managing Owner’s asset allocation discretion as disclosed in the Prospectus.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

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

As of March 31, 2006, the Trust had nine separate Series of Units issued and outstanding: Balanced Series, Beach Series, Campbell/Graham Series, Currency Series, Dunn Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series. Each Series of Units have two separate sub-classes issued and outstanding—Class 1 and Class 2. The Trust, with respect to each Series:

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

The Initial Offering Period for the Balanced Series, Beach Series, Currency Series and Dunn Series closed in September 2004. The Initial Offering Period for the Graham Series closed in November 2004. The Initial Offering Period for the Campbell/Graham Series closed in February 2005. The Initial Offering Period for the Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series closed in February 2006. Currently, Units in the Balanced Series, Beach Series, Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series are being offered as of each day of each week and will continue to be offered until the maximum amount of each such Series’ Units which are registered are sold. The Managing Owner may terminate the Continuous Offering Period of any Series at any time. The Continuous Offering Period of the Dunn Series was terminated by the Managing Owner in February 2006.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At March 31, 2006, cash deposited at the clearing brokers was $22,738,121 for the Balanced Series, $7,017,995 for the Campbell/Graham Series, $1,508,747 for the Currency Series and $953,599 for the Long/Short Commodity Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each week. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the United States, or by a person controlled by or supervised by and acting as an instrumentality of the government of the United States pursuant to authority granted by Congress of the United States or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Interest income up to 2.0% is paid to the Managing Owner.

Approximately 10% to 20% of the Trust’s assets are expected to be committed as required margin for futures contracts and forward and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short term investments, such as money market funds, certificates of deposit (under nine months) and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. Federally chartered banks. As of March 31, 2006, such cash equivalents and short term investments included time deposits at Merrill Lynch Bank USA, and money market funds held at Merrill Lynch Investment Managers. Including cash held at US Bank, total cash and cash equivalents and short term investments held at these institutions were $120,607,417 for the Balanced Series, $2,463,553 for the Beach Series, $27,934,057 for the Campbell/Graham Series, $11,867,498 for the Currency Series, $494,242 for the Dunn Series, $6,031,454 for the Graham Series, $4,738,718 for the Long Only Commodity Series, $9,013,111 for the Long/Short Commodity Series and $10,037,825 for the Managed Futures Index Series.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Balanced Series

The Balanced Series – Class 1 Net Asset Value gained 4.0% for the three months ended March 31, 2006, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value gained 4.8% for the three months ended March 31, 2006, net of fees and expenses.

For the three months ended March 31, 2006, the Balanced Series recorded net gain on investments of $10,351,495, net interest of $762,497, and total expenses of $3,177,102, resulting in a net increase in Owners’ capital from operations of $6,608,518 after minority interests of $1,328,372. The Net Asset Value per Unit, Class 1, increased from $104.58 at December 31, 2005, to $108.81 at March 31, 2006. For Class 2, the Net Asset Value per Unit increased from $108.73 at December 31, 2005, to $113.96 at March 31, 2006. Total Class 1 subscriptions and redemptions for the three months were $33,935,272 and $2,567,558, respectively. Total Class 2 subscriptions and redemptions for the three month period were $7,031,574 and $309,083, respectively. Ending capital at March 31, 2006, was $151,541,245 for Class 1 and $29,123,706 for Class 2. At December 31, 2005, ending capital was $114,741,316 for Class 1 and $21,224,912 for Class 2.

Strong January and March performances outweighed February losses to give investors a positive first quarter of 2006. Metals continued to be the most profitable sector, followed by Interest Rates and Stock Indices. Copper continued to extend the uptrend that began November 2001, while the gold market took a breather and traded in a range of approximately $540—$580 during the quarter (June delivery). Worldwide bond prices continued to slide, and European and Japanese equity markets rallied, giving traders plenty of opportunity to profit.

The Balanced Series – Class 1 Net Asset Value lost 7.3% for the three months ended March 31, 2005, net of fees and expenses; and the Balanced Series – Class 2 Net Asset Value lost 6.6% for the three months ended March 31, 2005, net of fees and expenses.

For the three months ended March 31, 2005, the Balanced Series recorded net loss on investments of $2,962,770, net interest of $67,272, and total expenses of $578,195, resulting in a net decrease in Owners’ capital from operations of $3,101,052 after minority interests of $372,641. The Net Asset Value per Unit, Class 1, decreased from $106.03 at December 31, 2004, to $98.25 at March 31, 2005. For Class 2 the Net Asset Value per Unit decreased from $106.85 at December 31, 2004, to $99.75 at March 31, 2005. Total Class 1 subscriptions and redemptions for the period were $28,014,553 and $309,952, respectively. Total Class 2 subscriptions and redemptions for the period were $5,757,481 and $168,271, respectively. Ending capital at March 31, 2005, was $37,904,083 for Class 1 and $24,945,860 for Class 2. At December 31, 2004, ending capital was $11,772,262 for Class 1 and $20,884,923 for Class 2.

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

Beach Series

The Beach Series – Class 1 Net Asset Value gained 11.3% for the three months ended March 31, 2006, net of fees and expenses; the Beach Series – Class 2 Net Asset Value gained 12.1% for the three months ended March 31, 2006, net of fees and expenses.

For the three months ended March 31, 2006, the Beach Series recorded net gain on investments of $365,878, net interest of $13,494, and total expenses of $101,743, resulting in a net increase in Owners’ capital from operations of $277,629. The Net Asset Value per Unit, Class 1, increased from $111.93 at December 31, 2005, to $124.55 as of March 31, 2006. The Net Asset Value per Unit, Class 2, increased from $116.27 at December 31, 2005, to $130.33 as of March 31, 2006. Total Class 1 subscriptions for the three months were $730,201, and redemptions were $125,297. Total Class 2 subscriptions and redemptions for the three month period were $30,200, and $54,913, respectively. Ending capital at March 31, 2006, was $2,906,724 for Class 1 and $176,649 for Class 2. Ending capital at December 31, 2005, was $2,047,247 for Class 1 and $178,306 for Class 2.

January saw a positive start for the Beach Series. The upward trends in both the precious and base metals continued from the last quarter and the portfolio was well positioned to take advantage of these moves; making Metals the best performing sector of the month. Currencies remain difficult to trade and after ending 2005 with a 12.6% rise, the Dollar Index declined sharply in January. Market participants remained highly sensitive to relative economic data and the prospects for shifts in interest rate differentials, central bank policy and leadership changes and global political developments. Global equity markets continued to perform well with North American stock indices amongst the strongest performers. Energy had a mixed month with Crude Oil moving higher but Natural Gas fell sharply on the month. Sugar climbed to a 25 year high in January as Brazil, the world’s largest producer of cane sugar, diverted roughly 50% of cane to the production of ethanol on the back of high energy prices.

Some of the trends consolidated in February. While in Europe the Stock Indices continued to perform well, Japan was a slightly different story with the Topix and Nikkei Indices falling nearly 3% on the month. The US markets also ended the month in negative territory. The Interest Rate sector had a positive month as global interest rates continued to rise in February. The largest percentage yield increase took place in Japan where 2-year JGB’s went from 0.3% to 0.475% on the back of the Cabinet Office upgrading its economic assessment, characterizing the recovery as under way and broadening. The US dollar performed well, erasing most of its January decline. The Japanese Yen was the only major currency to appreciate vs. the dollar. A combination of warmer than normal temperatures and a continued restoration of hurricane damaged refining and distribution capacity saw a fall in energy prices. Both base, with the exception of Zinc, and precious metals fell in February; giving back some of the gains of last month. Sugar, one of the best performing commodities this year, also gave back some of its recent gains.

On March 31, 2006, Beach Capital Management Ltd. (“Beach”) ceased trading its Discretionary Program, which is the trading program used by the Beach Series. David Beach has made a decision to engage in other pursuits. Therefore, Beach is no longer engaged in trading for the Beach Series.

The Beach Series – Class 1 Net Asset Value lost 7.2% for the three months ended March 31, 2005, net of fees and expenses; and the Beach Series – Class 2 Net Asset Value lost 6.5% for the three months ended March 31, 2005, net of fees and expenses.

For the three months ended March 31, 2005, the Beach Series recorded net loss on investments of $36,722, net interest of $1,495, and total expenses of $12,458, resulting in a net decrease in Owners’ capital from operations of $47,685. The Net Asset Value per Unit, Class 1, decreased from $106.01 at December 31, 2004, to $98.39 as of March 31, 2005. The Net Asset Value per Unit, Class 2, decreased from $106.84 at December 31, 2004, to $99.92 as of March 31, 2005. Total Class 1 subscriptions for the period were $558,904, and there were no redemptions. Total Class 2 subscriptions and redemptions for the period were $55,500, and $45,670, respectively. Ending capital at March 31, 2005, was $1,011,459 for Class 1 and $177,011 for Class 2. Ending capital at December 31, 2004, was $488,932 for Class 1 and $178,489 for Class 2.

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

Campbell Graham Series

The Campbell/Graham Series – Class 1 Net Asset Value gained 2.8% for the three months ended March 31, 2006, net of fees and expenses; the Campbell/Graham Series – Class 2 Net Asset Value gained 3.5% for the three months ended March 31, 2006, net of fees and expenses.

For the three months ended March 31, 2006, the Campbell/Graham Series recorded net gain on investments of $1,558,848, net interest of $152,870, and total expenses of $577,662, resulting in a net increase in Owners’ capital from operations of $940,199 after minority interests of $193,857. The Net Asset Value per Unit, Class 1, increased from $94.30 at December 31, 2005, to $96.90 as of March 31, 2006. The Net Asset Value per Unit, Class 2, increased from $96.83 at December 31, 2005, to $100.23 as of March 31, 2006. Total Class 1 subscriptions for the three months ended March 31, 2006 were $9,315,996, and redemptions were $286,238. Total Class 2 subscriptions and redemptions for the three months ended March 31, 2006 were $982,789, and $52,771, respectively. Ending capital at December 31, 2005, was $21,561,490 for Class 1 and $2,846,556 for Class 2.

2006 began on a positive note, as good performance in the Energy and Stock Index sectors in January was the primary driver in a profitable month. The U.S. dollar experienced significant volatility during the month and moved sharply lower versus the major European currencies. The global bond markets also experienced short-term price volatility, as global bond prices declined sharply amid ongoing inflationary concerns. Global equity prices, however, continued to rally, as European and Japanese equity indices continued to trend higher despite significant mid-month price volatility resulting from a broad sell-off in Japan, a flurry of weak earnings reports, and higher energy prices.

Performance was negative in February, although returns remained slightly positive overall for 2006. Prices for Crude Oil and Natural Gas fell sharply in February as inventory build-ups weighed on the market in the midst of one of the mildest winters on record in the northeastern US. Concern over geopolitical tensions also eased somewhat. While this brought welcome relief at the gas pumps, the trend reversal caused Energy sector performance to suffer. Ben Bernanke’s first official appearances as Chairman of the Fed and the reintroduction of the US 30yr Bond were digested by the bond markets, as Interest Rate sector performance was slightly positive. February was a volatile month for US equities, but Euro stocks enjoyed another strong month, and contributed solid gains to the portfolio. February’s returns highlighted the downside of trading in energy, which is one of the most volatile market sectors.

Strong performance from several sectors contributed to a strong March and a solid finish to Q1. The biggest gains in March were in the Interest Rate sector, as US and Euro fixed income instruments had their worst quarter in several years, which benefited short futures positions. Energy prices rebounded profitably from February’s sell-off on renewed production and supply concerns, but this was not enough to restrain equity prices, and the Equity Indices sector also finished higher. Many of the Base and Precious metals again made new highs, and contributed positively to our returns.

The Campbell Graham Series commenced operations on February 11, 2005. The Campbell/Graham Series – Class 1 Net Asset Value lost 6.9% for the period since commencement of operations, ended March 31, 2005, net of fees and expenses; and the Campbell/Graham Series – Class 2 Net Asset Value lost 6.5% for the period since commencement of operations, ended March 31, 2005.

For the period from commencement of operations through March 31, 2005, the Campbell/Graham Series recorded net loss on investments of $15,520, net interest of $444, and total expenses of $5,470, resulting in a net decrease in Owners’ capital from operations of $20,546. The Net Asset Value per Unit, Class 1, decreased from $100.00 at commencement of operations on February 11, 2005, to $93.13 as of March 31, 2005. The Net Asset Value per Unit, Class 2, decreased from $100.00 at commencement of operations on February 11, 2005, to $93.51 as of March 31, 2005. Total Class 1 subscriptions for the period were $2,288,128, and there were no redemptions. Total Class 2 subscriptions and redemptions for the period were $63,952, and $0, respectively. Ending capital at March 31, 2005, was $2,267,854 for Class 1 and $63,680 for Class 2.

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

Currency Series

The Currency Series – Class 1 Net Asset Value gained 0.6% for the three months ended March 31, 2006, net of fees and expenses; the C-View Currency Series – Class 2 Net Asset Value gained 1.3% for the three months ended March 31, 2006, net of fees and expenses.

For the three months ended March 31, 2006, the Currency Series recorded net gain on investments of $100,202, net interest of $43,423, and total expenses of $54,921, resulting in a net increase in Owners’ capital from operations of $66,415, after minority interests of ($22,289). The Net Asset Value per Unit, Class 1, increased from $97.66 at December 31, 2005, to $98.23 as of March 31, 2006. The Net Asset Value per Unit, Class 2, increased from $101.42 at December 31, 2005, to $102.77 as of March 31, 2006. Total Class 1 subscriptions and redemptions for the three months ending March 31, 2006 were $2,867,033, and $0, respectively. Total Class 2 subscriptions and redemptions for the three months ending March 31, 2006 were $8,028,000 and $1,000,000, respectively. Ending capital at March 31, 2006, was $3,153,712 for Class 1 and $9,150,412 for Class 2. Ending capital at December 31, 2005 was $276,762 for Class 1 and $2,065,914 for Class 2.

The New Year saw a resurgence of old themes as the market moved once more in the direction of yield hunting, and interest rate differentials continued to dominate even short term trading within the foreign exchange markets. Traders remained preoccupied with the path of Federal Reserve interest rate policy with the dollar experiencing a sizeable drop in the first few days of the year as the Fed minutes from December suggested that they were closer to the end of the tightening cycle. The US unit weakened further towards the middle of the month to a four month low against the Euro on the further belief that the ECB would tighten to combat inflationary pressures. Overall the signals from US economic output remained mixed , and the surprising strength shown in fourth quarter New Home Sales reversed the US$ fortunes by prompting a strong dollar rally. Asian currencies continued to display resilience and gave up little ground despite US Dollar strength elsewhere, and the Brazilian Real continued to attract buying interest as the appetite for yield continued.

Reversing its January weakness, the US Dollar showed strength in the first half of February and held onto its gains, with the Dollar Index finishing the month up nearly +1.3%. The Euro was down approximately -2% against the US Dollar, while the British Pound fell by -1.4% and the Swiss Franc lost -2.6% during the month. The Japanese Yen rallied against the greenback, gaining +1.2%. The Canadian Dollar, while little changed relative to its US cousin, gained nearly +2.2% against the Euro but lost -1% against the Yen.

Currency trading was more difficult in March, with the US Dollar characterized by high volatility and little directional movement throughout the month. The Euro was up 1.7% during the month, the British Pound fell by -0.9%, and the Swiss Franc gained 0.6% against the US Dollar. The Japanese Yen lost -1.7% against the US Dollar in a volatile, range-bound month. The Canadian Dollar had a more difficult time of it, losing -2.7% against its US cousin and -4.3% against the Euro.

The Currency Series – Class 1 Net Asset Value lost 0.9% for the three months ended March 31, 2005, net of fees and expenses; and the Currency Series – Class 2 Net Asset Value lost 0.1% for the three months ended March 31, 2005, net of fees and expenses.

For the three months ended March 31, 2005, the Currency Series recorded net gain on investments of $1,600, net interest of $662, and total expenses of $3,048, resulting in a net decrease in Owners’ capital from operations of $786. The Net Asset Value per Unit, Class 1, decreased from $102.67 at December 31, 2004, to $101.77 as of March 31, 2005. The Net Asset Value per Unit, Class 2, decreased from $103.47 at December 31, 2004, to $103.33 as of March 31, 2005. Total Class 1 subscriptions and redemptions for the period were $10,950, and $500, respectively. There were no Class 2 subscriptions or redemptions. Ending capital at March 31, 2005, was $26,843 for Class 1 and $441,476 for Class 2. Ending capital at December 31, 2004 was $16,586 for Class 1 and $442,069 for Class 2.

The first week of January saw a sizeable recovery in the U.S. dollar with the Euro registering its greatest decline in one week since inception. This was caused by both a liquidation of heavily U.S. dollar negative positioning and also the genesis of a belief that the U.S. dollar may at present levels have fallen far enough to help in addressing the sizeable U.S. trade and current account deficit. Some faint signs that the U.S. administration is also starting to focus on addressing this issue domestically also helped the recovery. As a component of U.S. dollar strength was the development of a theme that we expect to progress through the year of general Asian currency strength versus European currencies. After an unsteady start the market has already started to place a reliance on the positive progression of higher yielding minor currencies with a confidence to which we do not fully subscribe. The sharp U.S. dollar recovery did not suit our positions and it was this and the decline in the value of some of our cross currency strategies that caused the first few days of the year to be negative. However with some judicious shorter term trading and the development of the Asian versus European theme to which we more fully subscribe that allowed us to finish the month with only a marginally negative result. From a portfolio perspective, we made gains in exposures short of U.S. dollar versus Indian Rupee, Philippine Peso and Brazilian Real but we suffered a moderate loss being short Chilean Peso. Small losses in the U.S. dollar against Argentinean and Chinese Yuan were partially offset against small profits made in U.S. dollar against Thai Bait, Singapore and Taiwan Dollar. Our perception that the South African Rand was too strong proved incorrect and we generated losses in short positions. In Euro crosses we made gains in the Czech Koruna, Polish Zloty, Slovakian Koruna but experienced offsetting losses as the Euro rose against the Norwegian and Swedish Krone. There was also a gain in Turkish Lira against the Euro. In short term trading strategies we made solid gains in Euro versus Japanese Yen and U.S. dollar but a loss in Euro versus Swiss Franc. We had successful trading Swiss Franc versus GB Sterling and U.S. dollar against the Japanese Yen, but had losses in Euro against GB Sterling and GB Sterling against the dollar. February was an inconclusive month in the Foreign Exchange market. In the early part of the month the U.S. dollar continued the recovery which had commenced in January. However, and in spite of generally good economic numbers out of the U.S., the U.S. dollar commenced a decline from higher levels from the middle of the month. It may well be that the overwhelming weight of a poor trade, current account and budget deficits are burdens that are still too great to allow for any protracted recovery in the U.S. dollar. Some tentative early signs of a further backing up in U.S. long rates also failed to assist the U.S. dollar and the majority of opportunities in the Foreign Exchange market were frequently yield driven. As we have mentioned before we do not at present share the markets enthusiasm for extensive yield plays in an environment where we anticipate increasing U.S. rates so a number of our portfolio strategies this year are focused upon relative value opportunities. From a portfolio perspective the continued appreciation of Asian currencies contributed to gains and we generated positive returns in positions long of New Zealand dollar, Philippine Peso, Singapore dollar, Taiwan dollar, this was somewhat offset by a loss in U.S. dollar versus Indonesian Rupiah. We also generated gains being long Mexican Peso and short South African Rand both against the U.S. dollar and GB Pounds. A position long of Brazilian Real was profitable but was offset by our being stopped out of a short Chilean Peso position In Euro crosses we made gains in the Norwegian Krone, Polish Zloty, Slovakian Koruna and Turkish Lira versus the Euro but experienced offsetting losses as the Euro declined against the Hungarian Forint. There was also a gain in Turkish Lira against the Euro. In short term trading strategies we made solid gains in Euro versus the U.S. dollar, GB Pound versus the U.S. dollar and in Euro versus Swiss Franc. We had losses in U.S. dollar and GB Pound versus Japanese Yen and Australian dollar versus the U.S. dollar. A month (March) in which the competing influences of the weight of the U.S. trade, current account and budget deficits having a negative effect on the U.S. dollar and steadily increasing U.S. interest rates and lackluster economic performance elsewhere in the Euro zone and Japan having a positive effect failed to be resolved . The result of this was that U.S. dollar weakness in the early part of the month was followed by some strengthening toward the end of the month. The rising oil price was considered by the markets at the margin to be U.S. dollar positive. The main feature of the month was a fall in the value of a number of yield and emerging market currencies which reacted badly to the prospect of higher oil prices and higher U.S. interest rates, together with a market that had built up substantial long yield currency positions. As we had anticipated weaker minor currencies and have been positioned more in relative value opportunities we were not initially impacted by this deterioration. However we accumulated some new positions before the weakening had run its course and these caused some portfolio losses. Coupled with a lackluster month in trading the result was that we posted a weak result. From a portfolio perspective we experienced losses in U.S. dollar versus Indonesian Rupiah and U.S. dollar versus Taiwan Dollar as the U.S. dollar reversed toward the end of the month. We were also affected by attempting long Brazilian Real against the U.S. dollar, and long Turkish Lire against the Euro before the U.S. dollar rally had run its course. There were gains in U.S. dollar versus New Zealand dollar, Philippine Peso and Polish Zloty but these were partially offset by a loss in U.S. dollar versus Singapore dollar. In Euro crosses we made gains in the Canadian Dollar, Swiss Franc, Czech Koruna and Hungarian Forint, versus the Euro, but experienced offsetting losses as the Euro rallied against the Polish Zloty, Swedish Krone, Norwegian Krone, and Slovakian Koruna. In short term trading strategies we made gains in Euro versus the U.S. dollar, GB Pound and Swiss Franc versus the U.S. dollar. We had losses in Euro versus GB Pound and U.S. dollar, GB Pound and Euro versus Japanese Yen.

Dunn Series

The Dunn Series – Class 1 Net Asset Value lost 0.8% for the three months ended March 31, 2006, net of fees and expenses; the Dunn Series – Class 2 Net Asset Value lost 0.1% for the three months ended March 31, 2006, net of fees and expenses.

For the three months ended March 31, 2006, the Dunn Series recorded net loss on investments of $1,950, net interest of $1,589, and total expenses of $1,704, resulting in a net decrease in Owners’ capital from operations of $2,065. The Net Asset Value per Unit, Class 1, decreased from $86.83 at December 31, 2005, to $86.11 as of March 31, 2006. The Net Asset Value per Unit, Class 2, decreased from $90.15 at December 31, 2005, to $90.07 as of March 31, 2006. There were no Class 1 subscriptions for the three months. Total Class 2 redemptions were $3,845 for the three month period. There were no Class 2 subscriptions or redemptions for the three month period ending March 31, 2006. Ending Capital at March 31, 2006, was $187,644 for Class 1 and $135,887 for Class 2. Ending capital at December 31, 2005, was $193,425 for Class 1 and $136,016 for Class 2.

Dunn Series performance was negative in January. The strength in Global Bond markets subsided in January as economic strength and a resurgence in energy prices dampened demand for fixed income investments. Concern about instability in Nigeria and the escalation of nuclear tension in Iran drove energy prices higher in January. The U.S. Federal Reserve (“Fed”) raised its Fed Funds rate to 4.5% at Chairman Alan Greenspan’s last Fed meeting. Subtle changes in its accompanying statement after the rate hike suggest that the Fed may not be finished raising rates, but will likely be reactive going forward.

Dunn Series performance was negative again in February. Global fixed income prices continued to move lower during February benefiting predominately short fixed income positions. Several Fed Governors cited continued strength in the U.S. economy, suggesting that the Fed will continue its tightening bias, with the goal of preemptively suppressing even the intimation of inflation. Short dollar positions suffered from expectations that still higher US interest rates would strengthen the greenback/dollar against most currencies.

Excellent performance in the Interest Rate sector in March led Dunn Series gains in March, as Central Bank interest rate increases were the driving force for fixed income markets. The European Central Bank, Bank of Canada, Swiss National Bank, Norges Bank (Norway) and the US Federal Reserve all raised their respective overnight rates 25 basis points in March. Also, the Bank of Japan (BOJ) officially ended its quantitative easing program which has been in place since

March of 2001. Since that time, the BOJ has altered its basic monetary approach by targeting the base of money supply instead of short term interest rates. Although this does not necessarily imply there will be higher interest rates in Japan, it removes a significant obstacle in the path toward them.

The Dunn Series – Class 1 Net Asset Value lost 14.3% for the three months ended March 31, 2005, net of fees and expenses; and the Dunn Series – Class 2 Net Asset Value lost 13.7% for the three months ended March 31, 2005, net of fees and expenses.

For the three months ended March 31, 2005, the Dunn Series recorded net loss on investments of $329,760, net interest of $3,172, and total expenses of $3,604, resulting in a net decrease in Owners’ capital from operations of $330,192. The Net Asset Value per Unit, Class 1, decreased from $104.96 at December 31, 2004, to $89.91. The Net Asset Value per Unit, Class 2, decreased from $105.77 at December 31, 2004, to $91.27 as of March 31, 2005. Total Class 1 subscriptions for the period were $25,593, and there were no redemptions. Total Class 2 subscriptions and redemptions for the period were $61 and $3,000, respectively. Ending Capital at March 31, 2005, was $124,264 for Class 1 and $1,961,867 for Class 2. Ending capital at December 31, 2004, was $117,047 for Class 1 and $2,276,622 for Class 2.

The Dunn Combined Financial portfolio experienced losses in January. Gains in U.S. and non-US interest rates were cancelled out by losses in equities and energies leaving the choppy currency market to dominate the month’s results as foreign currencies sold off against the dollar. These moves were largely supported by comments made by Secretary Snow that the Administration wants a strong dollar, adding that the focus will be on deficit reduction and other steps to sustain the dollar’s strength. These comments caught many investors off guard as most market participants expected the dollar to continue declining as it did in 2004. Energies bottomed out early in the month, largely supported by production cuts that were enacted in early January by OPEC producers. Continued tensions in Iraq, particularly the assassination of the Governor of Baghdad and impending elections at the end of the month kept an added premium in the market. Bonds staged quite a comeback of their own in January, as December’s Non-Farm Payroll numbers were pretty much in line with expectations. Economic releases point to growth while inflation and inflationary expectations look to be in check. Fed officials are standing pat on their “measured pace” stance, but continue to monitor economic data. The bond markets certainly aren’t trading like they are concerned about inflation. Stocks gave back most of their December gains. The Dunn Combined Financial portfolio experienced losses in February. In February the Federal Reserve raised the Fed Funds rate by 25 basis points to 2.5% as expected. The dollar showed strength earlier in the month on Greenspan’s comments that market forces may be on the verge of stabilizing the current account deficit. Bush’s budget forecast also appeared to boost the dollar. The strong dollar trend reversed sharply late in the month largely due to the rumor that South Korea was diversifying its foreign reserves out of dollars and into other currencies creating fear that Japan and China would follow suit. In short, sustained trends have yet to materialize this year. The Dunn Combined Financial portfolio experienced losses in March. A strong February non-farm payroll and surging raw commodity prices pressured the U.S. Treasury market, providing positive traction to our short U.S. sovereign debt positions. Also the Federal Open Market Committee raised the fed funds rate another 25 basis points as expected. Interest rate differentials helped the dollar stage a rally mid-month as the European Central Bank and the Bank of England passed on raising rates at their monthly meeting. As a result we experienced losses in our short non-U.S. interest rate positions and long foreign currency positions. Even though OPEC increased its production quota by 500,000 barrels per day, crude oil prices kept their torrid pace, and we were able to profit from it. All-in-all major trends are yet to develop this year.

Graham Series

The Graham Series – Class 1 Net Asset Value gained 1.4% for the three months ended March 31, 2006, net of fees and expenses; the Graham Series – Class 2 Net Asset Value gained 2.1% for the three months ended March 31, 2006, net of fees and expenses.

For the three months ended March 31, 2006, the Graham Series recorded net gain on investments of $187,557, net interest of $39,720, and total expenses of $98,097, resulting in a net increase in Owners’ capital from operations of $129,180. The Net Asset Value per Unit, Class 1, increased from $82.90 at December 31, 2005, to $84.05 as of March 31, 2006. The Net Asset Value per Unit, Class 2, increased from $85.73 at December 31, 2005, to $87.56 as of March 31, 2006. Total Class 1 subscriptions and redemptions for the three months were $697,281 and $220,923, respectively. Total Class 2 subscriptions and redemptions for the three months were $25,000 and $38,182, respectively. Ending capital at March 31, 2006 was $6,210,174 for Class 1 and $1,796,866 for Class 2. Ending capital at December 31, 2005, was $5,642,080 for Class 1 and $1,772,604 for Class 2.

2006 began on a positive note, as the Graham Series recorded gains during the month of January. The U.S. dollar experienced significant volatility during the month and moved sharply lower versus the major European currencies. The dollar fell to a 4-month low versus the Euro amid continuing speculation concerning the direction of interest rates in the

United States. The global bond markets also experienced short-term price volatility, as global bond prices declined sharply amid ongoing inflationary concerns. The decline in prices led to rising yields, as the German Bund and U.S. 10-Year Treasury note yields advanced 15 basis points and 12 basis points, respectively, during the month. Global equity prices continued to rally, as European and Japanese equity indices continued to trend higher despite significant mid-month price volatility resulting from a broad sell-off in Japan, a flurry of weak earnings reports, and higher energy prices. Commodities prices, particularly those in the energy and metals sectors, continued to rally amid lingering supply concerns linked to severe weather disruptions, labor unrest, and renewed inflationary fears. Most notably, copper and zinc posted record highs, gold rallied to a 25-year high, and coffee and sugar prices rose 10% and 23%, respectively.

In February, global bond markets experienced short-term volatility as prices were marginally lower amid ongoing speculation concerning global interest rates. The modest decline in prices led to higher yields, as the Japanese 10-Year Government Bond and U.S. 10-Year Treasury note yield advanced 7 basis points and 5 basis points, respectively, during the month. European equity indices continued to rally following the release of better-than-expected earnings reports, while Japanese equity indices generally declined amid speculation that the Bank of Japan may soon shift away from a long standing policy of extreme accommodation. Major equity indices in the U.S. were mixed as questions remain concerning the direction of U.S. interest rates. The U.S. dollar experienced significant volatility during the month amid continuing uncertainty with respect to U.S. interest rates. Ultimately, the dollar rebounded from last month’s 4-month low to finish February at a 7-week high versus the Euro. Energy prices declined sharply amid unseasonably warm weather in the U.S. and reports of ample inventories for the remainder of the winter season. Metals prices experienced significant volatility amid concerns that the bullish trends experienced in January may ultimately translate to increased supplies.

The first quarter of 2006 was positive for the Graham Series as strong gains in the Interest Rate sector led to a profitable March. Major global bond markets finished the month significantly lower amid ongoing speculation concerning higher global interest rates following the 15th consecutive rate increase by the United States FOMC. The decline in global bond prices resulted in higher yields throughout Europe, Japan and the U.S. Major global equity indices in the United States and Europe finished the month higher as equity prices rallied following the release of positive economic data in the U.S. In Japan, the Nikkei index surged more than 5% amid renewed optimism concerning the pace of Japanese economic growth. The U.S. dollar experienced significant volatility and moved in a trading range versus major global currencies amid lingering concerns regarding higher global interest rates. The U.S. dollar finished the month gaining 1% to 2% versus the yen and the sterling, while declining versus the Euro and the Swiss franc. Energy prices finished the month higher amid weather-related concerns, declining inventories and continuing geopolitical unrest in the Middle East. Precious metals prices generally rallied as the price of gold approached $600 an ounce. Base metals also continued to rally as the price of zinc and copper again posted record highs, rising 13% and 11.5%, respectively.

The Graham Series – Class 1 Net Asset Value gained 0.8% for the three months ended March 31, 2005, net of fees and expenses; the Graham Series – Class 2 Net Asset Value gained 1.6% for the three months ended March 31, 2005, net of fees and expenses.

For the three months ended March 31, 2005, the Graham Series recorded net loss on investments of $1,122,139, net interest of $10,868, and total expenses of $76,973, resulting in a net decrease in Owners’ capital from operations of $1,180,484, net of minority interests of $7,760. The Net Asset Value per Unit, Class 1, decreased from $103.57 at December 31, 2004, to $87.65 as of March 31, 2005. The Net Asset Value per Unit, Class 2, decreased from $103.92 at December 31, 2004, to $88.62 as of March 31, 2005. Total Class 1 subscriptions and redemptions for the period were $2,595,687 and $122,917, respectively. Total Class 2 subscriptions and redemptions for the period were $312,925 and $36,227, respectively. Ending capital at March 31, 2005 was $3,990,790 for Class 1 and $4,428,981 for Class 2. Ending capital at December 31, 2004, was $1,961,583 for Class 1 and $4,889,204 for Class 2.

With the backdrop of the U.S. Presidential inauguration and hopeful prospects for successful Iraqi elections, U.S. economic reports released during January were mixed. In the global equity markets, the major U.S. indices declined sharply, reversing rising price trends. Bond prices moved modestly higher in the U.S. and Japan for the second consecutive month, while they were mixed in Europe. In the currency markets, the U.S. dollar sharply reversed its recent bearish trend as it surged versus many major global currencies, most notably the Euro, against which the U.S. dollar had reached a record low during December. Energy prices continued to move in a volatile pattern as crude oil rose 10% and natural gas increased 2% following double-digit declines in December. Base metal prices reversed their recent bullish price moves as aluminum fell 5%, nickel lost more than 2%, and copper declined slightly. In precious metals, gold fell almost 4%, its second consecutive monthly decline after reaching 17-year highs in late November. The agricultural markets finished the month with mixed results. The K4 portfolio incurred a loss during January. Negative results were primarily attributable to the abrupt rise of U.S. dollar versus the euro, following several months of declines. Price reversals within the global equity index markets as well as short-term volatility within the energy and aluminum markets also resulted in losses. Gains recorded by positions in the global fixed income markets offset a portion of the portfolio’s losses. Commodity prices moved generally higher during February. Energy prices advanced for the second consecutive month as natural gas rose 6% and crude oil rose almost 7%. Base metal prices resumed their recent bullish price moves led by nickel, which rose nearly 13%, copper and zinc, which advanced more than 6%, and aluminum, which increased by approximately 4%. In precious metals, gold followed suit, rising 3%, its first increase in three months. The agricultural markets also moved generally higher as they exhibited large net price moves. Wheat, cotton, cocoa, and coffee rose between about 13% and 16%, and corn rose 9%, while sugar declined about 4% for the month. The K4 portfolio incurred a loss during February. Performance was primarily attributable to an abrupt price drop in global bond futures markets. Trending conditions in the equity index, zinc, and copper markets resulted in profits that offset much of the portfolio’s losses during the month. March was a mixed month for Graham’s long-term trend-following programs. Losses recorded by our trend-following programs during the period were driven primarily by continued trend-less price movements in global currencies, equity indices, and bonds. Spanning the two-month period from February 1 to March 31, 2005, the S&P 500 Composite Price Index, the U.S. Dollar Trade Weighted Index, and the J.P. Morgan Global Government Bond Index price movement has been choppy, with price trends not being sustained for much more than a few weeks. Our trend-following programs generally exhibited positive performance in the energy, metals, and short-term fixed income markets, offsetting a portion of the losses recorded during the month. While recent performance has been adversely affected by sharp trend reversals and general short-term choppy price patterns across a number of markets, we remain confident that the discipline to adhere to our successful systematic strategies will continue to serve us and our clients well over the long-term. Of course, we are actively conducting research to ensure that we continue to learn from the experiences that the markets provide us.

Long Only Commodity Series

The Long Only Commodity Series – Class 1 Net Asset Value gained 3.8% from the start of operations through March 31, 2006, net of fees and expenses; the Long Only Commodity Series – Class 2 Net Asset Value gained 4.1% from the start of operations through March 31, 2006, net of fees and expenses.

For the three months ended March 31, 2006, the Long Only Commodity Series recorded net gain on investments of $195,185, net interest of $16,356, and total expenses of $7,304, resulting in a net increase in Owners’ capital from operations of $204,237. The Net Asset Value per Unit, Class 1, increased from $100.00 at the beginning of operations to $103.82 as of March 31, 2006. The Net Asset Value per Unit, Class 2, increased from $100.00 at the beginning of operations to $104.08 as of March 31, 2006. Total Class 1 subscriptions and redemptions for the three months were $114,439 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months were $5,051,000 and $0, respectively. Ending capital at March 31, 2006 was $114,688 for Class 1 and $5,254,988 for Class 2.

Both the RJ-CRB and JCPI indices were up strongly in March, leading to a positive month and first quarter for the Long-Only Series.

Long/Short Commodity Series

The Long/Short Commodity Series – Class 1 Net Asset Value gained 0.9% from the start of operations through March 31, 2006, net of fees and expenses; the Long/Short Commodity Series – Class 2 Net Asset Value gained 1.2% from the start of operations through March 31, 2006, net of fees and expenses.

For the three months ended March 31, 2006, the Long/Short Commodity Series recorded net gain on investments of $155,735, net interest of $26,350, and total expenses of $56,997, resulting in a net increase in Owners’ capital from operations of $125,088. The Net Asset Value per Unit, Class 1, increased from $100.00 at the beginning of operations to $100.94 as of March 31, 2006. The Net Asset Value per Unit, Class 2, increased from $100.00 at the beginning of operations to $101.20 as of March 31, 2006. Total Class 1 subscriptions and redemptions for the three months were $824,796 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months were $10,066,000 and $0, respectively. Ending capital at March 31, 2006 was $832,215 for Class 1 and $10,183,669 for Class 2.

The Energy and Commodities sectors led the way in March as the Long-Short Commodity Series got off to a strong start.

Managed Futures Index Series

The Managed Futures Index Series – Class 1 Net Asset Value lost 0.1% from the start of operations through March 31, 2006, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value gained 0.1% from the start of operations through March 31, 2006, net of fees and expenses.

For the three months ended March 31, 2006, the Managed Futures Index Series recorded net interest of $1,907, and total expenses of $1,428, resulting in a net increase in Owners’ capital from operations of $479. The Net Asset Value per Unit,

Class 1, decreased from $100.00 at the beginning of operations to $99.89 as of March 31, 2006. The Net Asset Value per Unit, Class 2, increased from $100.00 at the beginning of operations to $100.11 as of March 31, 2006. Total Class 1 subscriptions and redemptions for the three months were $26,200 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months were $10,051,000 and $0, respectively. Ending capital at March 31, 2006 was $26,186 for Class 1 and $10,051,493 for Class 2.

Trading activity in the Managed Futures Index Series did not begin until April 2006.

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

Investment Transactions and Valuation—The Trust records investment transactions on trade date and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) and unrealized equity in earnings on investments in affiliated Series in the Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates may be required in determining fair value in the absence of an active market closing price.

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

Each Series allocates funds to a subsidiary Trading Company, or Trading Companies, of the Trust. Each Trading Company allocates all of its daily trading profits or losses to the Series in proportion to each Series’ funds allocated to the Trading Company, adjusted on a daily basis. As of March 31, 2006, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with the each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of March 31, 2006. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Balanced Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$4,565,086	2.5%
Currencies	$5,642,572	3.1%
Stocks / Stock Indices	$3,819,308	2.1%
Metals	$813,449	0.5%
Agriculturals/Softs	$924,931	0.5%
Energy	$1,321,781	0.7%
Total:	$17,087,127	9.4%

Beach Series:
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0.0%
Currencies	$3,381	0.1%
Stocks / Stock Indices	$0	0.0%
Metals	$0	0.0%
Agriculturals/Softs	$0	0.0%
Energy	$995	0.0%
Total:	$4,376	0.1%

Currency Series:
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0%
Currencies	$363,438	3.0%
Stocks / Stock Indices	$0	0%
Metals	$0	0%
Agriculturals/Softs	$0	0%
Energy	$0	0%
Total:	$363,438	3.0%

Dunn Series:
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$27,494	8.5%
Currencies	$2,639	0.8%
Stocks / Stock Indices	$16,186	5.0%
Metals	$2,152	0.7%
Agriculturals/Softs	$2,926	0.9%
Energy	$2,518	0.8%
Total:	$53,915	16.7%

Graham Series:
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$628,818	7.9%
Currencies	$424,846	5.3%
Stocks / Stock Indices	$642,899	8.0%
Metals	$24,110	0.3%
Agriculturals/Softs	$17,717	0.2%
Energy	$21,343	0.3%
Total:	$1,759,733	22.0%

Campbell/Graham Series:
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,802,059	5.1%
Currencies	$2,599,537	7.4%
Stocks / Stock Indices	$1,850,604	5.2%
Metals	$109,043	0.3%
Agriculturals/Softs	$40,558	0.1%
Energy	$258,359	0.7%
Total:	$6,660,160	18.8%

Long Only Commodity Series:
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0.0%
Currencies	$0	0.0%
Stocks / Stock Indices	$0	0.0%
Metals	$919	0.0%
Agriculturals/Softs	$1,302	0.0%
Energy	$1,608	0.0%
Total:	$3,829	0.0%

Long/Short Commodity Series:
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$96	0.0%
Currencies	$123	0.0%
Stocks / Stock Indices	$542	0.0%
Metals	$502	0.0%
Agriculturals/Softs	$1,273	0.0%
Energy	$649	0.0%
Total:	$3,185	0.0%

Managed Futures Index Series:
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0.0%
Currencies	$0	0.0%
Stocks / Stock Indices	$0	0.0%
Metals	$0	0.0%
Agriculturals/Softs	$0	0.0%
Energy	$0	0.0%
Total:	$0	0.0%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of March 31, 2006, by market sector.

Interest rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-8 interest rates will remain the primary market exposure of the each Trading Company and accordingly the each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. The first two percent (2.0%) of interest income per annum earned by the Trust for the Balanced Series, Beach Series, Campbell Graham Series, Currency Series, Dunn Series and Graham Series is paid to the Managing Owner. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized income interest and 0.75%. Interest income above 2.0% per these Series is retained by the Series. Interest income earned by the Trust for the Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series is allocated twenty percent (20.0%) being paid to the Managing Owner and eighty percent (80.0%) retained by these Series.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust required to be included in the Trust’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes made in our internal controls during the first quarter that have materially affected or are reasonably likely to materially affect the Trust’s internal controls or financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors relating to The Frontier Fund from those previously disclosed in the Trust’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005, under the caption “Item 1A. Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description	Page Number
1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-129701, filed with the Commission on May 5, 2006)	Δ

1.2	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents (incorporated by reference to Exhibit 1.2 to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on March 11, 2005)	Δ

1.3	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents (incorporated by reference to Exhibit 1.3 to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-129701, filed with the Commission on February 8, 2006)	Δ

1.4	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents (incorporated by reference to Exhibit 1.4 to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-129701, filed with the Commission on May 5, 2006)	Δ

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (incorporated by reference to Exhibit A to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-129701, filed with the Commission on May 5, 2006)	Δ

4.2	Form of Subscription Agreement (incorporated by reference to Exhibit B to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-129701, filed with the Commission on May 5, 2006)	Δ

4.3	Form of Exchange Request (incorporated by reference to Exhibit C to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-129701, filed with the Commission on May 5, 2006)	Δ

4.4	Form of Request for Redemption (incorporated by reference to Exhibit D to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-129701, filed with the Commission on May 5, 2006)	Δ

4.5	Form of Privacy Notice (incorporated by reference to Exhibit E to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-129701, filed with the Commission on May 5, 2006)	Δ

4.6	Form of Application for Transfer of Ownership / Re-registration Form (incorporated by reference to Exhibit G to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-129701, filed with the Commission on May 5, 2006)	Δ

4.7	Form of Form of Privacy Notice (incorporated by reference to Exhibit F to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-129701, filed with the Commission on May 5, 2006)	Δ

10.1	Form of Amended and Restated Escrow Agreement among the Registrant, Equinox Fund Management, LLC and the U.S. Bank National Association, Denver Colorado (incorporated by reference to Exhibit 10.1 to the Trust’s S-1 Registration Statement, File No. 333-129701, filed with the Commission on November 14, 2005)	Δ

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC (incorporated by reference to Exhibit 10.2 to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on January 7, 2005)	Δ

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated (incorporated by reference to Exhibit 10.21 to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on January 7, 2005)	Δ

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London (incorporated by reference to Exhibit 10.22 to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on September 30, 2005)	Δ

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. (incorporated by reference to Exhibit 10.23 to the Trust’s S-1 Registration Statement, File No. 333-129701, filed with the Commission on November 14, 2005)	Δ

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor (incorporated by reference to Exhibit 10.3 to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on January 7, 2005)	Δ

10.31	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Long Only Commodity Series of the Registrant (incorporated by reference to Exhibit 10.31 to the Trust’s S-1 Registration Statement, File No. 333-129701, filed with the Commission on November 14, 2005)	Δ

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Equinox Fund Management, LLC (incorporated by reference to Exhibit 10.32 to the Trust’s S-1 Registration Statement, File No. 333-129701, filed with the Commission on November 14, 2005)	Δ

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Equinox Fund Management, LLC (incorporated by reference to Exhibit 10.33 to the Trust’s S-1 Registration Statement, File No. 333-129701, filed with the Commission on November 14, 2005)	Δ

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC (incorporated by reference to Exhibit 10.34 to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-129701, filed with the Commission on February 8, 2006)	Δ

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant (incorporated by reference to Exhibit 10.35 to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-129701, filed with the Commission on February 8, 2006)	Δ

10.36	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Managed Futures Index Series of the Registrant (incorporated by reference to Exhibit 10.36 to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-129701, filed with the Commission on May 5, 2006)	Δ

10.4	Form of Cash Management Agreement between the Managing Owner and Merrill Lynch (incorporated by reference to Exhibit 10.4 to the Trust’s Post-Effective Amendment No. 2 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on September 30, 2005)	Δ

10.41	Form of Cash Management Agreement between Equinox Fund Management, LLC and STW Fixed Income Management Ltd. (incorporated by reference to Exhibit 10.41 to the Trust’s S-1 Registration Statement, File No. 333-129701, filed with the Commission on November 14, 2005)	Δ

10.5	Form of single-member limited liability company operating agreement governing each Trading Company (incorporated by reference to Exhibit 10.5 to the Trust’s S-1 Registration Statement, File No. 333-129701, filed with the Commission on November 14, 2005)	Δ

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.
Δ	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2006	The Frontier Fund
(Registrant)

	By:	/s/ Richard E. Bornhoft
Richard E. Bornhoft
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund