Form 10-Q
period 2006-06-30
FRONTIER FUND
filed 2006-08-10
CIK 1261379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended June 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

The Frontier Fund

Statements of Financial Condition

June 30, 2006 and December 31, 2005 (1)

	Balanced Series		Winton Series (2)		Campbell/Graham Series
	6/30/2006	12/31/2005	6/30/2006	12/31/2005	6/30/2006	12/31/2005
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS

Cash and cash equivalents	$41,821,386	$12,994,278	$298,350	$198,255	$12,761,842	$3,114,605
Short-term investments	105,731,150	99,549,452	—	1,413,937	32,654,207	16,436,045
Cash held at futures commodity merchants	18,050,824	19,097,934	—	—	5,603,794	5,019,359
Open trade equity	2,603,939	7,145,996	—	—	276,784	97,185
Investments in unconsolidated trading companies	—	3,949,182	1,228	626,070	7,550,230	5,129,155
Investments in affiliated Series	60,375,022	—	—	—	—	—
Prepaid service fees - Class 1	1,547,172	1,034,673	—	10,946	446,043	294,429
Receivable from related parties	484,307	—	—	329	76,922	110,889
Other assets	70,385	82,549	—	2,063	31,110	18,257

Total Assets	$230,684,185	$143,854,064	$299,578	$2,251,600	$59,400,932	$30,219,924

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES
Pending owner additions	$1,875,371	$1,368,927	$—	$5,000	$356,921	$586,595
Owner redemptions payable	48,459	10,588	24	—	30,000	9,687
Incentive fees payable to Managing Owner	1,899	654,345	—	12,209	—	—
Management fees payable to Managing Owner	60,447	54,370	—	3,282	100,788	47,266
Interest fees payable to Managing Owner	260,611	133,428	—	3,753	85,780	39,251
Trading fees payable to Managing Owner	60,448	54,371	—	821	20,158	9,453
Payables to related parties	61,986	20,690	20,102	922	670	2,547
Other liabilities	140,798	2,416	883	60	15,770	535

Total Liabilities	2,510,019	2,299,135	21,009	26,047	610,087	695,334

MINORITY INTERESTS	3,317,806	5,588,701	—	—	5,880,578	5,116,544

OWNERS’ CAPITAL
Managing Owner Units - Class 1	191	—	—	—	—	—
Managing Owner Units - Class 2	1,224,543	1,087	—	1,163	99,101	968
Limited Owner Units - Class 1	187,346,510	114,741,316	211,976	2,047,247	39,916,013	21,561,490
Limited Owner Units - Class 2	36,285,116	21,223,825	66,593	177,143	12,895,153	2,845,588

Total Owners’ Capital	224,856,360	135,966,228	278,569	2,225,553	52,910,267	24,408,046

Total Liabilities, Minority Interests and Owners’ Capital	$230,684,185	$143,854,064	$299,578	$2,251,600	$59,400,932	$30,219,924

Units Outstanding
Class 1	1,761,039	1,097,178	1,667	18,290	422,931	228,642
Class 1a	11,032	—	—	—	—	—
Class 2	333,959	195,216	501	1,533	132,127	29,396
Class 2a	2,397	—	—	—	—	—

Net Asset Value per Unit
Class 1	$105.79	$104.58	$127.09	$111.93	$94.38	$94.30
Class 1a	$95.50	N/A	N/A	N/A	N/A	N/A
Class 2	$111.63	$108.73	$132.99	$116.27	$98.35	$96.83
Class 2a	$95.95	N/A	N/A	N/A	N/A	N/A

(1)	The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.
(2)	The Beach Series was renamed the Winton Series in May, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

June 30, 2006 and December 31, 2005

	Currency Series		Dunn Series		Graham Series
	6/30/2006	12/31/2005	6/30/2006	12/31/2005	6/30/2006	12/31/2005
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS

Cash and cash equivalents	$7,951,027	$483,973	$182,812	$98,068	$3,107,270	$822,215
Short-term investments	8,652,742	1,490,688	354,439	403,646	7,898,315	5,015,459
Cash held at futures commodity merchants	1,621,510	875,159	—	—	—	—
Open trade equity	1,090,444	19,481	—	—	—	—
Investments in unconsolidated trading companies	—	—	—	—	1,912,846	1,640,031
Prepaid service fees - Class 1	35,947	2,804	214	1,464	25,948	31,998
Receivable from related parties	40,000	91	13	—	—	1,917
Other assets	5,564	52	—	55	10,832	4,365

Total Assets	$19,397,234	$2,872,248	$537,478	$503,233	$12,955,211	$7,515,985

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES
Liability to unconsolidated trading company	$—	$472,669	$265,921	$166,524	$—	$—
Pending owner additions	47,500	53,750	—	6,000	3,600	50,000
Owner redemptions payable	—	—	—	—	—	13,892
Incentive fees payable to Managing Owner	4,596	—	—	—	—	—
Management fees payable to Managing Owner	13,274	1,307	—	—	29,031	18,964
Interest fees payable to Managing Owner	30,970	1,519	462	577	20,938	12,542
Trading fees payable to Managing Owner	7,289	327	130	133	5,806	3,793
Payables to related parties	485,162	—	—	204	5,876	1,981
Other liabilities	364	—	1,041	354	6,890	129

Total Liabilities	589,155	529,572	267,554	173,792	72,141	101,301

MINORITY INTERESTS	—	—	—	—	—	—

OWNERS’ CAPITAL
Managing Owner Units - Class 2	1,081,108	2,059,895	891	902	389,437	857
Limited Owner Units - Class 1	4,687,954	276,762	135,506	193,425	5,865,130	5,642,080
Limited Owner Units - Class 2	13,039,017	6,019	133,527	135,114	6,628,503	1,771,747

Total Owners’ Capital	18,808,079	2,342,676	269,924	329,441	12,883,070	7,414,684

Total Liabilities, Minority Interests and Owners’ Capital	$19,397,234	$2,872,248	$537,478	$503,233	$12,955,211	$7,515,985

Units Outstanding
Class 1	48,356	2,834	1,603	2,227	68,298	68,058
Class 2	138,185	20,370	1,509	1,509	77,856	20,676

Net Asset Value per Unit
Class 1	$96.95	$97.66	$84.54	$86.83	$85.88	$82.90
Class 2	$102.18	$101.42	$89.09	$90.15	$90.14	$85.73

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

June 30, 2006 (1)

	Long Only Commodity Series 6/30/2006	Long/Short Commodity Series 6/30/2006	Managed Futures Index Series 6/30/2006
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS

Cash and cash equivalents	$1,644,260	$9,291,372	$2,450,149
Short-term investments	3,958,008	19,880,853	6,402,657
Cash held at futures commodity merchants	74,822	395,207	1,448,166
Open trade equity	1,042,001	3,246,200	—
Prepaid service fees - Class 1	10,424	155,837	2,809
Receivable from related parties	103	26,327	12
Other assets	2,804	9,989	5,756

Total Assets	$6,732,422	$33,005,785	$10,309,549

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES

Pending owner additions	$119,000	$878,350	$—
Open trade equity	—	—	18,944
Incentive fees payable to Managing Owner	—	—	—
Management fees payable to Managing Owner	5,991	83,422	16,993
Interest fees payable to Managing Owner	4,910	23,160	8,020
Trading fees payable to Managing Owner	2,400	11,918	4,248
Payables to related parties	—	1,337	—
Other liabilities	573	2,554	—

Total Liabilities	132,874	1,000,741	48,205

MINORITY INTERESTS	—	—

OWNERS’ CAPITAL
Managing Owner Units - Class 2	54,082	119,022	50,933
Limited Owner Units - Class 1	882,947	11,202,814	223,368
Limited Owner Units - Class 2	5,662,519	20,683,208	9,987,043

Total Owners’ Capital	6,599,548	32,005,044	10,261,344

Total Liabilities, Minority Interests and Owners’ Capital	$6,732,422	$33,005,785	$10,309,549

Units Outstanding
Class 1	8,067	113,719	2,250
Class 2	51,837	209,044	100,400

Net Asset Value per Unit
Class 1	$109.46	$98.51	$99.26
Class 2	$110.28	$99.51	$99.98

(1)	The Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series of the Trust received additional capital contributions to commence trading operations on February 24, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Statements of Operations

For the Three Months Ended June 30, 2006 and 2005 (1)

	Balanced Series (Unaudited)		Winton Series (2) (Unaudited)		Campbell/Graham Series (Unaudited)
	6/30/2006	6/30/2005	6/30/2006	6/30/2005	6/30/2006	6/30/2005
Investment Income:
Interest - net	$980,446	$148,831	$19,017	$3,878	$298,580	$12,873

Total Income	980,446	148,831	19,017	3,878	298,580	12,873

Expenses:
Incentive Fees	921,190	552,130	(852)	160	6,028	117,002
Management Fees	179,971	77,560	(403)	5,125	289,279	34,769
Service Fees - Class 1	1,271,288	365,054	—	8,139	269,962	35,581
Trading Fees	179,749	72,248	(99)	1,278	57,911	6,935

Total Expenses	2,552,198	1,066,992	(1,354)	14,702	623,180	194,287

Investment gain/(loss) - net	(1,571,752)	(918,161)	20,371	(10,824)	(324,600)	(181,414)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	(516,942)	719,177	—	—	167,561	—
Net change in open trade equity	(3,598,281)	3,192,490	—	—	(520,585)	—
Trading commissions	(322,747)	(241,342)	—	—	7,532	—
Equity in earnings on investments in affiliated Series	(975,645)	—	—	—	—	—
Equity in earnings/(loss) from trading company	—	—	9,586	(92,549)	(931,540)	577,766

Net gain/(loss) on investments	(5,413,615)	3,670,325	9,586	(92,549)	(1,277,032)	577,766

Minority interests	916,050	(616,095)	—	—	(55,055)	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(6,069,317)	$2,136,069	$29,957	$(103,373)	$(1,656,687)	$396,352

NET INCOME/(LOSS) PER UNIT
Class 1	$(3.02)	$1.19	$2.54	$(8.75)	$(2.52)	$2.11
Class 1a	$(4.50)	N/A	N/A	N/A	N/A	N/A
Class 2	$(2.33)	$2.07	$2.66	$(8.20)	$(1.88)	$2.82
Class 2a	$(4.05)	N/A	N/A	N/A	N/A	N/A

(1)	The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.
(2)	The Beach Series was renamed the Winton Series in May, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Statements of Operations

For the Three Months Ended June 30, 2006 and 2005

	Currency Series (Unaudited)		Dunn Series (Unaudited)		Graham Series (Unaudited)
	6/30/2006	6/30/2005	6/30/2006	6/30/2005	6/30/2006	6/30/2005
Investment Income:
Interest - net	$104,673	$505	$1,928	$9,641	$73,532	$11,749

Total Income	104,673	505	1,928	9,641	73,532	11,749

Expenses:
Incentive Fees	11,979	84	—	12	—	(16,989)
Management Fees	40,028	795	—	—	75,705	47,556
Service Fees - Class 1	28,629	287	1,276	1,158	45,391	29,126
Trading Fees	18,026	199	384	2,992	15,231	9,536

Total Expenses	98,662	1,365	1,660	4,162	136,327	69,229

Investment gain/(loss) - net	6,011	(860)	268	5,479	(62,795)	(57,480)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	89,479	—	—	—	—	(1,187,378)
Net change in open trade equity	(213,556)	—	—	—	—	1,270,777
Trading commissions	—	—	—	—	—	(11,025)
Equity in earnings/(loss) from trading company	—	(2,299)	5,904	297,798	61,355	—

Net gain/(loss) on investments	(124,077)	(2,299)	5,904	297,798	61,355	72,374

Minority interests	—	—	—	—	—	(164,561)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(118,066)	$(3,159)	$6,172	$303,277	$(1,440)	$(149,667)

NET INCOME/(LOSS) PER UNIT
Class 1	$(1.28)	$(0.28)	$(1.57)	$11.81	$1.83	$(2.69)
Class 2	$(0.59)	$0.49	$(0.98)	$12.77	$2.58	$(2.07)

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Statements of Operations

For the Three Months Ended June 30, 2006 (1)

	Long Only Commodity Series (Unaudited) 6/30/2006	Long/Short Commodity Series (Unaudited) 6/30/2006	Managed Futures Index Series (Unaudited) 6/30/2006
Investment Income:
Interest - net	$56,200	$192,244	$93,774

Total Income	56,200	192,244	93,774

Expenses:
Incentive Fees	—	17,177	—
Management Fees	18,079	162,269	37,846
Service Fees - Class 1	2,668	41,370	670
Trading Fees	7,236	23,174	9,464

Total Expenses	27,983	243,990	47,980

Investment gain/(loss) - net	28,217	(51,746)	45,794

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	—	(586,749)	(41,794)
Net change in open trade equity	295,990	(189,794)	(18,944)
Trading commissions	—	(45,264)	(9,437)

Net gain/(loss) on investments	295,990	(821,807)	(70,175)

Minority interests	—	—	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$324,207	$(873,553)	$(24,381)

NET INCOME/(LOSS) PER UNIT
Class 1	$5.64	$(2.43)	$(0.63)
Class 2	$6.20	$(1.69)	$(0.13)

(1)	The Long Only Commodity Series, Long/Short Commodity Series and the Managed Future Index Series of the Trust commenced trading operations February 24, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Statements of Operations

For the Six Months Ended June 30, 2006 and 2005 (1)

	Balanced Series (Unaudited)		Winton Series (2) (Unaudited)		Campbell/Graham Series (Unaudited)
	6/30/2006	6/30/2005	6/30/2006	6/30/2005	6/30/2006	6/30/2005
Investment Income:
Interest - net	$1,742,943	$216,103	$32,511	$5,373	$451,450	$13,317

Total Income	1,742,943	216,103	32,511	5,373	451,450	13,317

Expenses:
Incentive Fees	2,814,293	841,890	67,885	160	175,818	118,939
Management Fees	338,107	136,337	11,765	10,204	469,975	36,274
Service Fees - Class 1	2,239,088	536,037	17,798	14,248	461,041	37,308
Trading Fees	337,812	130,923	2,941	2,548	94,008	7,236

Total Expenses	5,729,300	1,645,187	100,389	27,160	1,200,842	199,757

Investment gain/(loss) - net	(3,986,357)	(1,429,084)	(67,878)	(21,787)	(749,392)	(186,440)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	10,696,477	(1,817,827)	—	—	234,173	—
Net change in open trade equity	(4,418,235)	2,927,215	—	—	55,424	—
Trading commissions	(737,673)	(383,488)	—	—	(40,685)	—
Equity in earnings on investments in affiliated Series	(624,978)	—	—	—	—	—
Equity in earnings/(loss) from trading company	22,289	—	375,464	(129,271)	32,904	562,246

Net gain/(loss) on investments	4,937,880	725,900	375,464	(129,271)	281,816	562,246

Minority interests	(412,322)	(261,799)	—	—	(248,912)	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$539,201	$(964,983)	$307,586	$(151,058)	$(716,488)	$375,806

NET INCOME/(LOSS) PER UNIT
Class 1	$1.21	$(6.59)	$15.16	$(16.37)	$0.08	$(4.76)
Class 1a	$(4.50)	N/A	N/A	N/A	N/A	N/A
Class 2	$2.90	$(5.03)	$16.72	$(15.12)	$1.52	$(3.67)
Class 2a	$(4.05)	N/A	N/A	N/A	N/A	N/A

(1)	The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.
(2)	The Beach Series was renamed the Winton Series in May, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Statements of Operations

For the Six Months Ended June 30, 2006 and 2005

	Currency Series (Unaudited)		Dunn Series (Unaudited)		Graham Series (Unaudited)
	6/30/2006	6/30/2005	6/30/2006	6/30/2005	6/30/2006	6/30/2005
Investment Income:
Interest - net	$148,096	$1,167	$3,517	$12,813	$113,252	$22,617

Total Income	148,096	1,167	3,517	12,813	113,252	22,617

Expenses:
Incentive Fees	19,372	84	—	12	—	(16,989)
Management Fees	69,659	3,096	—	—	121,538	93,983
Service Fees - Class 1	35,059	459	2,612	2,000	88,485	50,360
Trading Fees	29,493	774	752	5,754	24,401	18,848

Total Expenses	153,583	4,413	3,364	7,766	234,424	146,202

Investment gain/(loss) - net	(5,487)	(3,246)	153	5,047	(121,172)	(123,585)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	216,116	—	—	—	—	(1,987,776)
Net change in open trade equity	(239,991)	—	—	—	—	940,947
Trading commissions	—	—	—	—	—	(21,285)
Equity in earnings/(loss) from trading company	—	(699)	3,954	(31,962)	248,912	—

Net gain/(loss) on investments	(23,875)	(699)	3,954	(31,962)	248,912	(1,068,114)

Minority interests	(22,289)	—	—	—	—	(138,452)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(51,651)	$(3,945)	$4,107	$(26,915)	$127,740	$(1,330,151)

NET INCOME/(LOSS) PER UNIT
Class 1	$(0.71)	$(1.18)	$(2.29)	$(3.24)	$2.98	$(18.61)
Class 2	$0.76	$0.35	$(1.06)	$(1.73)	$4.41	$(17.37)

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Statements of Operations

For the Six Months Ended June 30, 2006 (1)

	Long Only Commodity Series (Unaudited) 6/30/2006	Long/Short Commodity Series (Unaudited) 6/30/2006	Managed Futures Index Series (Unaudited) 6/30/2006
Investment Income:
Interest - net	$72,556	$218,594	$95,681

Total Income	72,556	218,594	95,681

Expenses:
Incentive Fees	—	46,147	—
Management Fees	23,291	186,407	38,968
Service Fees - Class 1	2,675	41,817	695
Trading Fees	9,321	26,616	9,745

Total Expenses	35,287	300,987	49,408

Investment gain/(loss) - net	37,269	(82,393)	46,273

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	—	(606,471)	(41,794)
Net change in open trade equity	491,175	(9,196)	(18,944)
Trading commissions	—	(50,405)	(9,437)
Equity in earnings/(loss) from trading company	—	—	—

Net gain/(loss) on investments	491,175	(666,072)	(70,175)

Minority interests	—	—	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$528,444	$(748,465)	$(23,902)

NET INCOME/)LOSS) PER UNIT
Class 1	$9.46	$(1.49)	$(0.74)
Class 2	$10.28	$(0.49)	$(0.02)

(1)	The Long Only Commodity Series, Long/Short Commodity Series and the Managed Future Index Series of the Trust commenced trading operations February 24, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2006 (Unaudited)

	Balanced Series (1)
	Class 1		Class 1a		Class 2		Class 2a
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, December 31, 2005	—	114,741,316	—	—	1,087	21,223,825	—	—

Sale of Units	—	78,576,088	200	1,065,024	1,200,000	15,200,768	50,000	185,000
Redemption of Units	—	(7,225,339)	—	—		(700,810)		—
Net (decrease) in Owners’ Capital resulting from operations	—	201,100	(9)	(11,679)	(24,521)	379,271	(2,023)	(2,938)

Owners’ Capital, June 30, 2006	$—	$186,293,165	$191	$1,053,345	$1,176,566	$36,103,054	$47,977	$182,062

Owners’ Capital - Units, December 31, 2005	—	1,097,178	—	—	10	195,206	—	—

Sale of Units	—	730,699	2	11,030	10,530	134,426	500	1,897
Redemption of Units	—	(66,838)	—	—	—	(6,213)	—	—

Owners’ Capital - Units, June 30, 2006	—	1,761,039	2	11,030	10,540	323,419	500	1,897

Net asset value per unit at December 31, 2005 or at commencement of operations		$104.58		$100.00		$108.73		$100.00

Change in net asset value per unit for three months ended March 31, 2006		4.23		—		5.23		N/A

Net asset value per unit at March 31, 2006		$108.81		$100.00		$113.96		$100.00

Change in net asset value per unit for three months ended June 30, 2006		(3.02)		(4.50)		(2.33)		(4.05)

Net asset value per unit at June 30, 2006		$105.79		$95.50		$111.63		$95.95

(1)	The Balanced Series Classes 1a and 2a of the Trust commenced trading operations on April 26, 2006

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2006 (Unaudited)

	Winton Series (1)				Campbell/Graham Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, December 31, 2005	—	2,047,247	1,163	177,143	—	21,561,490	968	2,845,588

Sale of Units		771,916	—	30,200	—	19,493,953	100,000	10,752,872
Redemption of Units		(2,889,464)	(1,309)	(165,913)	—	(893,156)	—	(234,960)
Net increase (decrease) in Owners’ Capital resulting from operations		282,277	146	25,163	—	(246,274)	(1,867)	(468,347)

Owners’ Capital, June 30, 2006	$—	$211,976	$—	$66,593	$—	$39,916,013	$99,101	$12,895,153

Owners’ Capital - Units, December 31, 2005	—	18,290	10	1,523	—	228,642	10	29,386

Sale of Units		6,450	—	251	—	203,677	998	104,085
Redemption of Units		(23,073)	(10)	(1,273)	—	(9,388)	—	(2,352)

Owners’ Capital - Units, June 30, 2006	—	1,667	—	501	—	422,931	1,008	131,119

Net asset value per unit at December 31, 2005		$111.93		$116.27		$94.30		$96.83

Change in net asset value per unit for three months ended March 31, 2006		12.62		14.06		2.60		3.40

Net asset value per unit at March 31, 2006		$124.55		$130.33		$96.90		$100.23

Change in net asset value per unit for three months ended June 30, 2006		2.54		2.66		(2.52)		(1.88)

Net asset value per unit at June 30, 2006		$127.09		$132.99		$94.38		$98.35

(1)	The Beach Series was renamed the Winton Series in May, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2006 (Unaudited)

	Currency Series				Dunn Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, December 31, 2005	—	276,762	2,059,895	6,019	—	193,425	902	135,114

Sale of Units	—	4,581,397	—	13,068,500	—	—	—	—
Redemption of Units	—	(132,843)	(1,000,000)	—	—	(63,624)	—	—
Net increase (decrease) in Owners’ Capital resulting from operations	—	(37,362)	21,213	(35,502)	—	5,705	(11)	(1,587)

Owners’ Capital, June 30, 2006	$—	$4,687,954	$1,081,108	$13,039,017	$—	$135,506	$891	$133,527

Owners’ Capital - Units, December 31, 2005	—	2,834	20,311	59	—	2,227	10	1,499

Sale of Units	—	46,903	—	127,546	—	—	—	—
Redemption of Units	—	(1,381)	(9,731)	—	—	(624)	—	—

Owners’ Capital - Units, June 30, 2006	—	48,356	10,580	127,605	—	1,603	10	1,499

Net asset value per unit at December 31, 2005 or at commencement of operations		$97.66		$101.42		$86.83		$90.15

Change in net asset value per unit for three months ended March 31, 2006		0.57		1.35		(0.72)		(0.08)

Net asset value per unit at March 31, 2006		$98.23		$102.77		$86.11		$90.07

Change in net asset value per unit for three months ended June 30, 2006		(1.28)		(0.59)		(1.57)		(0.98)

Net asset value per unit at June 30, 2006		$96.95		$102.18		$84.54		$89.09

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2006 (Unaudited)

	Graham Series				Long Only Commodity Series (1)
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, December 31, 2005	—	5,642,080	857	1,771,747	—	—	—	—

Sale of Units	—	1,160,009	391,309	6,130,197	—	908,293	51,000	5,150,000
Redemption of Units	—	(1,183,925)	—	(1,156,944)	—	(38,189)	—	—
Net increase (decrease) in Owners’ Capital resulting from operations	—	246,966	(2,729)	(116,497)	—	12,843	3,082	512,519

Owners’ Capital, June 30, 2006	$—	$5,865,130	$389,437	$6,628,503	$—	$882,947	$54,082	$5,662,519

Owners’ Capital - Units, December 31, 2005	—	68,058	10	20,666	—	—	—	—

Sale of Units	—	13,749	4,310	65,670	—	8,413	490	51,347
Redemption of Units	—	(13,509)	—	(12,800)	—	(346)	—	—

Owners’ Capital - Units, June 30, 2006	—	68,298	4,320	73,536	—	8,067	490	51,347

Net asset value per unit at December 31, 2005 or at commencement of operations (1)		$82.90		$85.73		$100.00		$100.00

Change in net asset value per unit for three months ended March 31, 2006		1.15		1.83		3.82		4.08

Net asset value per unit at March 31, 2006		$84.05		$87.56		$103.82		$104.08

Change in net asset value per unit for three months ended June 30, 2006		$1.83		$2.58		$5.64		$6.20

Net asset value per unit at June 30, 2006		$85.88		$90.14		$109.46		$110.28

(1)	The Long Only Commodity Series of the Trust commenced trading operations on February 24, 2006

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2006 (Unaudited) (1)

	Long/Short Commodity Series				Managed Futures Index Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, December 31, 2005	—	—	—	—	—	—	—	—

Sale of Units		11,526,738	121,000	21,120,397	—	234,327	51,000	10,000,000
Redemption of Units		(14,626)	—	—	—	(81)	—	—
Net increase (decrease) in Owners’ Capital resulting from operations		(309,298)	(1,978)	(437,189)	—	(10,878)	(67)	(12,957)

Owners’ Capital, June 30, 2006	$—	$11,202,814	$119,022	$20,683,208	$—	$223,368	$50,933	$9,987,043

Owners’ Capital - Units, December 31, 2005	—	—	—	—	—	—	—	—

Sale of Units	—	113,867	1,196	207,848	—	2,251	509	99,891
Redemption of Units	—	(148)	—	—	—	(1)	—	—

Owners’ Capital - Units, June 30, 2006	—	113,719	1,196	207,848	—	2,250	509	99,891

Net asset value per unit at December 31, 2005 or at commencement of operations (1)		$100.00		$100.00		$100.00		$100.00

Change in net asset value per unit for three months ended March 31, 2006		0.94		1.20		(0.11)		0.11

Net asset value per unit at March 31, 2006		$100.94		$101.20		$99.89		$100.11

Change in net asset value per unit for three months ended June 30, 2006		(2.43)		(1.69)		(0.63)		(0.13)

Net asset value per unit at June 30, 2006		$98.51		$99.51		$99.26		$99.98

(1)	The Long/Short Commodity Series and the Managed Futures Index Series of the Trust commenced trading operations on February 24, 2006

The accompanying notes are an integral part of these statements.

The Frontier Fund

Notes to Financial Statements

As of June 30, 2006 (Unaudited)

1. Organization

The Frontier Fund, or the Trust, was formed as a Delaware statutory trust on August 8, 2003, with separate Series of Units. Its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances). The Trust is a multi-advisor commodity pool as described in CFTC Regulation § 4.10(d)(2). The Trust is managed by Equinox Fund Management, LLC (the “Managing Owner”), a Delaware limited liability company formed in June, 2003.

The Trust consists of nine separate and distinct Series: Balanced Series, Winton Series (formerly Beach Series, as described below), Campbell/Graham Series, Currency Series, Dunn Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series (each, a “Series”). The Trust may issue additional Series of Units. The Units of each Series are separated into two sub-classes of Units.

On September 24, 2004, the Trust commenced operations for Balanced Series, Winton Series, Currency Series and Dunn Series. The Graham Series commenced operations as of November 19, 2004. The Campbell/Graham Series commenced operations on February 11, 2005. On February 24, 2006, the Trust commenced operations for the Long Only Commodity, Long/Short Commodity and the Managed Futures Index Series. On May 1, 2006, two new classes of the Balanced Series commenced operations: Balanced Series 1a, and Balanced Series 2a.

The Continuous Offering Period of the Dunn Series was terminated by the Managing Owner in February 2006.

Effective as of April 13, 2006, (i) the Advisory Agreement dated as of March 1, 2004 by and among the Trust, Frontier Trading Company II LLC (the “Trading Company II”), the Managing Owner and Beach Capital Management Limited (“Beach”), which set forth the terms and conditions upon which Beach would render and implement trading advisory services on behalf of the Trading Company II and the Trust with respect to the Beach Series of the Trust and (ii) the Advisory Agreement dated as of March 1, 2004 by and among the Trust, Frontier Trading Company I LLC (the “Trading Company I”), the Managing Owner and Beach, which set forth the terms and conditions upon which Beach would render and implement trading advisory services on behalf of the Trading Company I and the Trust with respect to the assets of the Balanced Series of the Trust allocated to Beach (collectively, the “Agreements”) were terminated. The Agreements were terminated because Beach informed the Managing Owner that Beach had ceased trading pursuant to its Discretionary Program, which was the trading program Beach utilized in providing the trading advisory services under the Agreements.

As a result of the termination of the Agreements, the assets of the Beach Series of the Trust are being maintained for cash management purposes pursuant to the Managing Owner’s cash management strategies employed for the Trust, the Trust ceased accepting new subscriptions for the units in the Beach Series, and, effective April 1, 2006, the Trust ceased assessing all fees on the Beach Series. Upon termination of the Agreements, the Managing Owner delivered written notice to the existing investors in the Beach Series informing them of their exchange and redemption rights as disclosed in the Trust’s prospectus (the “Prospectus”). In addition, the assets of the Balanced Series which had previously been allocated to Beach were reallocated to one or more of the other trading advisors pursuant to the Managing Owner’s asset allocation discretion as disclosed in the Prospectus.

In May 2006, Beach Series was renamed as Winton Series. The Trust has not commenced accepting subscriptions or conducting investment activities for the Winton Series (other than for cash management purposes pursuant to the Managing Owner’s cash management strategies employed for the Trust) For purposes of this report, Beach Series is referred to as Winton Series, regardless of whether the applicable time period referred to is prior or subsequent to the name change, unless explicitly set forth otherwise.

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

The Series, through investing in Trading Companies, place assets under management of certain Trading Advisors. The Trading Companies were organized by the Managing Owner for the purpose of investing in futures contracts and derivative instruments, and have no operating income or expenses, except for trading income and expenses, all of which is allocated to the Series. Trading Companies in which a Series has a majority equity interest are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method and are carried in the statement of financial condition of such Series at fair value based on the interest of each Series in such Trading Company.

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

Transactions are recorded on the trade date and all investments are recorded at fair value in the financial statements, with changes in fair value reported as a component of Realized and Unrealized Gain / (Loss) on Investments in the Condensed Statements of Operations. Generally, fair values will be based on quoted market prices; however, in certain circumstances, significant judgments and estimates may be required in determining fair value in the absence of an active market closing price.

The Managing Owner may make judgments that can frequently require estimates about matters that are inherently uncertain. The Managing Owner provides a good faith estimate of the daily Net Asset Value for each Series based on such uncertain information. The Managing Owner’s good faith estimates of each Series’ Net Asset Value is published daily by the Trust and is used for subscriptions, redemptions and exchanges of all Trust Units, and such Unit transactions are final and not subject to subsequent adjustment unless the estimate of Net Asset Value varies from the actual Net Asset value by more than one percent (1.0%) of the Actual Net Asset Value.

The Balanced Series invests in Class 2 units of the Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series. These units are valued at fair market value based upon the published net asset value per unit of each investee series. The Balanced Series reflects the change in value of these investments as equity in earnings from investments in affiliated Series in the Statement of Operations. The Balanced Series is subject to the same allocations of income and fees as the Limited Owners of such series. As a result of fees charged by the investee series, fees are not charged by the Balanced Series on the capital allocated to investments in affiliated Series, and the Managing Owner monitors such allocations so that aggregate fees of the investee series on the Balanced Series investments do not exceed the allowable fees of the Balanced Series as provided in the Trust’s prospectus.

3. Investments in Unconsolidated Trading Companies

The following table summarizes the Balanced Series, Winton Series, Campbell/Graham Series, Dunn Series and Graham Series investments in unconsolidated trading companies as of June 30, 2006, and December 31, 2005. These investments represent cash and open trade equity invested in the trading companies by the Series and cumulative trading profits or losses allocated to the Series by the trading companies. Trading companies allocate trading profits or losses on the basis of the proportion of each Series’ capital allocated for trading to each respective trading company, including both cash and notional funds, which bears no relationship to the amount of cash invested by the Series in the trading company.

	As of June 30, 2006		As of December 31, 2005
Trading Company (1)	Percentage of Net Assets	Fair Value	Percentage of Net Assets	Fair Value
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balanced Series -
Frontier Trading Company I, LLC	—	—	2.90%	$3,949,182

Winton Series -
Frontier Trading Company II, LLC	0.44%	$1,228	28.13%	$626,070

Campbell/Graham Series
Frontier Trading Company VI, LLC	14.27%	$7,550,230	21.01%	5,129,155

Dunn Series -
Frontier Trading Company IV, LLC	N/M	$(265,921)	N/M	$(166,524)

Graham Series -
Frontier Trading Company V, LLC	14.88%	$1,912,846	22.12%	$1,640,031

(1)	The Frontier Trading Company VI, LLC commenced operations on February 11, 2005.

The following tables summarize the Winton Series, Campbell/Graham Series, Currency Series, Dunn Series and Graham Series equity in earnings from trading companies for the three months ended June 30, 2006 and 2005.

	Three Months Ended June 30, 2006				Three Months Ended June 30, 2005
Trading Company (1)	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)	Trading Commissions	Realized Loss	Change in Unrealized Gain (Loss)	Net Income (Loss)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Winton Series -
Frontier Trading Company II, LLC	$(11)	$358,428	$(348,831)	$9,586	$(6,383)	$(73,025)	$(13,141)	$(92,549)

Campbell/Graham Series -
Frontier Trading Company V, LLC	—	—	—	—	$(2,664)	$(201,434)	$368,660	$164,562
Frontier Trading Company VI, LLC	(97,539)	(294,127)	(539,874)	(931,540)	(3,068)	202,101	214,171	413,204

Total Series	$(97,539)	$(294,127)	$(539,874)	$(931,540)	$(5,732)	$667	$582,831	$577,766

Currency Series -
Frontier Trading Company III, LLC	—	—	—	—	$0	$(3,075)	$776	$(2,299)

Dunn Series -
Frontier Trading Company IV, LLC	$(550)	$(362)	$6,816	$5,904	$(5,495)	$609,238	$(305,945)	$297,798

Graham Series -
Frontier Trading Company V, LLC	$(24,274)	$212,099	$(126,470)	$61,355	—	—	—	—

(1)	The Frontier Trading Company VI, LLC commenced operations on February 11, 2005.

The following tables summarize the Balanced Series, Winton Series, Campbell/Graham Series, Currency Series, Dunn Series and Graham Series equity in earnings from trading companies for the six months ended June 30, 2006 and 2005.

	Six Months Ended June 30, 2006				Six Months Ended June 30, 2005
Trading Company (1)	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)	Trading Commissions	Realized Loss	Change in Unrealized Gain (Loss)	Net Income (Loss)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balanced Series – Frontier Trading Company III, LLC	$0	$24,411	$(2,122)	$22,289	—	—	—	—
Winton Series - Frontier Trading Company II, LLC	$(16,152)	$1,015,859	$(624,243)	$375,464	$(9,747)	$(81,736)	$(37,788)	$(129,271)

Campbell/Graham Series - Frontier Trading Company V, LLC	—	—	—	—	$(2,816)	$(221,923)	$363,192	$138,453
Frontier Trading Company VI, LLC	(107,218)	(463,162)	603,284	32,904	(3,160)	196,660	230,293	423,793

Total Series	$(107,218)	$(463,162)	$603,284	$32,904	$(5,976)	$(25,263)	$593,485	$562,246
Currency Series - Frontier Trading Company III, LLC	—	—	—	—	$0	$3,172	$(3,871)	$(699)

Dunn Series - Frontier Trading Company IV, LLC	$(1,161)	$(20,862)	$25,977	$3,954	$(11,044)	$216,801	$(237,719)	$(31,962)

Graham Series - Frontier Trading Company V, LLC	$(40,685)	$234,173	$55,424	$248,912	—	—	—	—

(1)	The Frontier Trading Company VI, LLC commenced operations on February 11, 2005.

The unaudited condensed statements of financial condition as of June 30, 2006, and December 31, 2005 for the unconsolidated trading companies are as follows:

Condensed Statements of Financial Condition – June 30, 2006	Frontier Trading Company II, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash held at futures commodities merchants	$—	$2,092,893	$5,603,794	$10,322,118
Open trade equity	—	59,056	276,784	142,905

Total Assets	$—	$2,151,949	$5,880,578	$10,465,023

Members’ equity	$—	$2,151,949	$5,880,578	$10,465,023

(1)	The Frontier Trading Company VI, LLC commenced operations on February 11, 2005.

Condensed Statements of Financial Condition – December 31, 2005	Frontier Trading Company II, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash held at futures commodities merchants	$3,604,769	$1,939,800	$5,019,359	$8,077,776
Open trade equity	3,527,640	187,880	97,185	(1,222,005)

Total Assets	$7,132,409	$2,127,680	$5,116,544	$6,855,771

Members’ equity	$7,132,409	$2,127,680	$5,116,544	$6,855,771

(1)	The Frontier Trading Company VI, LLC commenced operations on February 11, 2005.

The unaudited condensed statements of income for the three and six months ended June 30, 2006, for the unconsolidated trading companies are as follows:

Condensed Statements of Income – For the Three Months Ended June 30, 2006	Frontier Trading Company II, LLC	Frontier Trading Company III, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income	$23,413	$—	$30,355	$91,647	$143,521
Net realized gain (loss) on investments, less commissions	—		(22,835)	688,009	(2,652,574)
Change in open trade equity	—	—	(687,897)	(396,423)	(1,850,669)

Net income (loss)	$23,413	—	$(680,377)	$383,233	$(4,359,722)

Condensed Statements of Income – For the Six Months Ended June 30, 2006
Interest income	$98,442	$—	$51,306	$150,593	$228,444
Net realized loss on investments, less commissions	6,800,489	—	(647,152)	706,405	(3,195,933)
Change in open trade equity	(3,322,514)	—	(126,170)	179,586	1,353,164

Net income (loss)	$3,576,417	$—	$(722,016)	$1,036,584	$(1,614,325)

Condensed Statements of Income – For the Three Months Ended June 30, 2005	Frontier Trading Company II, LLC	Frontier Trading Company III, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income	$21,170	$3,531	$23,761	$17,490	$18,628
Net realized gain (loss) on investments, less commissions	(888,089)	4,750	826,531	(1,198,403)	1,163,640
Change in open trade equity	(189,553)	26,353	1,106,223	1,270,777	1,187,989

Net income (loss)	$(1,056,472)	34,634	$1,956,515	$89,864	$2,370,257

Condensed Statements of Income – For the Six Months Ended June 30, 2005
Interest income	$33,929	$6,526	$33,269	$32,871	$26,659
Net realized loss on investments, less commissions	(1,075,188)	42,753	(1,175,777)	(2,009,061)	877,618
Change in open trade equity	(608,688)	5,202	1,446,793	940,947	1,307,791

Net income (loss)	$(1,649,947)	$54,481	$304,285	$(1,035,243)	$2,212,068

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

On February 24, 2006, the Managing Owner invested $1,000 in each of the Long Only Commodity Series, Class 2, Long/Short Commodity Series, Class 2 and the Managed Futures Index Series, Class 2. On March 31, 2006, the Managing Owner invested $1.2 million in the Balanced Series, Class 2, $100,000 in the Campbell Graham Series, Class 2 and $50,000 in each of the Long Only Commodity Series, Class 2, Long/Short Commodity Series, Class 2 and the Managed Futures Index Series, Class 2. Also, on March 31, 2006, the Managing Owner redeemed $1.0 million of its interest in the Currency Series, Class 2. On April 28, 2006, the Managing Owner invested $1,309 in the Graham Series, Class 2 and redeemed a like amount in the Winton Series, Class 2. On May 1, 2006 the Managing Owner invested $200 in the Balanced Series, Class 1a and $50,000 in the Balanced Series, Class 2a. On May 31, 2006, the Managing Owner invested $260,000 in the Graham Series, Class 2 and $50,000 in the Long/Short Commodity Series, Class 2. On June 30, 2006, the Managing Owner invested $130,000 in the Graham Series, Class 2 and $20,000 in the Long/Short Commodity Series, Class 2. The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner.

On January 13, 2006, Richard E. Bornhoft, President of the Managing Owner, redeemed $4,165 from the Graham Series, Class 1. On January 17, 2006, Mr. Bornhoft invested $4,165 in the Campbell/Graham Series, Class 2. Mr. Bornhoft exchanged all of his Winton Series units for the same class of units in the Graham Series on April 28, 2006: $1,251 Class 1 and $1,309 Class 2. On June 7, 2006, Mr. Bornhoft redeemed $250 from Balanced Series, Class 1, $750 from Campbell/Graham Series, Class 1, $750 from Dunn Series, Class 1 and $1,000 from Graham Series, Class 1. Mr. Bornhoft redeemed $17,500 from Graham Series, Class 2 on June 14, 2006. Mr. Bornhoft may make purchases or redemptions at any time on the same terms as any Limited Owner. No other principal of the Managing Owner or affiliates own any beneficial interest in the Trust but are allowed to do so.

The Balanced Series invested $8,000,000 in the Currency Series Class 2 on January 31, 2006, $5,000,000 in Units of the Long Only Commodity Series Class 2 on February 24, 2006, $10,000,000 in Units of the Long/Short Commodity Series Class 2 on March 3, 2006, $10,000,000 in Units of the Managed Futures Index Series Class 2 on March 31, 2006, $5,000,000 in Units of the Currency Series Class 2 on April 24, 2006, $8,000,000 in Units of the Campbell/Graham Series Class 2 on April 26, 2006, $5,000,000 in Units of the Graham Series Class 2 on April 28, 2006, $5,000,000 in Units of the Long/Short Commodity Series Class 2 on May 8,2006, and $5,000,000 in Units of the Long/Short Commodity Series Class 2 on May 26, 2006. These units are valued at fair market value based upon the published net asset value per unit of each investee series. The Balanced Series reflects the change in value of these investments as equity in earnings on investments in affiliated Series in the Statement of Operations. The Balanced Series is subject to the same allocations of income and fees as the Limited Owners of the investee series. As a result of fees charged by the investee series, fees are not charged by the Balanced Series on the capital allocated to series to series investments, and the Managing Owner monitors such allocations so that aggregate fees of the investee series on the Balanced Series investments do not exceed the allowable fees of the Balanced Series as provided in the Trust’s prospectus.

The following table summarizes the investments of the Balanced Series in other series of the Trust as of June 30, 2006.

Six Months Ending June 30, 2006

(Unaudited)

Name of Issuer/ Title of Issue	Number of Units/ Investment Beginning of Period	Additions During Period	Reductions During Period	Number of Units/ Investment Ending of Period	Earnings in Investments in Affiliated Series Net P/L for the Period	Amount of Dividends or Interest	Value at Close of Period
Campbell/Graham Series/	0 Units	76,528 Units	0 Units	76,528 Units
Class 2 Units	$0	$8,000,000	$0	$8,000,000	$(473,699)	$0	$7,526,301
Currency Series/	0 Units	126,875 Units	0 Units	126,875 Units
Class 2 Units	$0	$13,000,000	$0	$13,000,000	$(35,600)	$0	$12,964,400
Graham Series	0 Units	53,182 Units	0 Units	53,182 Units
Class 2 Units	$0	$5,000,000	$0	$5,000,000	$(206,208)	$0	$4,793,792
Long Only Commodity Series/	0 Units	50,000 Units	0 Units	50,000 Units
Class 2 Units	$0	$5,000,000	$0	$5,000,000	$514,001	$0	$5,514,001
Long/Short Commodity Series/	0 Units	196,857 Units	0 Units	196,857 Units
Class 2 Units	$0	$20,000,000	$0	$20,000,000	$(410,516)	$0	$19,589,484
Managed Futures Index Series	0 Units	99,890 Units	0 Units	99,890 Units
Class 2 Units	$0	$10,000,000	$0	$10,000,000	$(12,956)	$0	$9,987,044

				$61,000,000	$(624,978)	$0	$60,375,022

Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets, calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series, 2.0% for the Winton Series, C-View Currency Series, Long Only Commodity Series and the Managed Futures Index Series, 2.5% for the Graham Series and Campbell/Graham Series, and 3.5% for the Long/Short Commodity Series. There is no management fee for the Dunn Series. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series. For the three months ended June 30, 2006, management fees incurred were $179,971 by the Balanced Series, ($403) by the Winton Series, $289,279 by the Campbell/Graham Series, $40,028 by the Currency Series, $75,705 by the Graham Series, $18,079 by the Long Only Commodity Series, $162,269 by the Long/Short Commodity Series and $37,846 by the Managed Futures Index Series. For the six months ended June 30, 2006, management fees incurred were $338,107 by the Balanced Series, $11,765 by the Winton Series, $469,975 by the Campbell/Graham Series, $69,659 by the Currency Series, $121,538 by the Graham Series, $22,291 by the Long Only Commodity Series, $186,407 by the Long/Short Commodity Series and $38,968 by the Managed Futures Index Series. Amounts payable at June 30, 2006 to the Managing Owner for management fees were $60,447 by the Balanced Series, $100,788 by the Campbell/Graham Series, $13,274 by the Currency Series, $29,031 by the Graham Series, $5,991 by the Long Only Commodity Series, $83,422 by the Long/Short Commodity Series and $16,993 by the Managed Futures Index Series.

Each Series pays to the Managing Owner a monthly trading fee (FCM Fee) equal to 1/12th of 0.50% of such Series’ Net Asset Value, calculated daily. For the three months ended June 30, 2006, FCM fees incurred were $179,749 by the Balanced Series, ($99) by the Winton Series, $57,911 by the Campbell/Graham Series, $18,026 by the Currency Series, $384 by the Dunn Series, $15,231 by the Graham Series, $7,236 by the Long Only Commodity Series, $23,174 by the Long/Short Commodity Series and $9,464 by the Managed Futures Index Series. For the six months ended June 30, 2006, FCM fees incurred were $337,812 by the Balanced Series, $2,941 by the Winton Series, $94,008 by the Campbell/Graham Series, $29,493 by the Currency Series, $752 by the Dunn Series, $24,401 by the Graham Series, $9,321 by the Long Only Commodity Series, $26,616 by the Long/Short Commodity Series and $9,745 by the Managed Futures Index Series. Amounts payable at June 30, 2006 to the Managing Owner for FCM fees were $60,448 by the Balanced Series, $20,158 by the Campbell/Graham Series, $7,289 by the Currency Series, $130 by the Dunn Series, $5,806 by the Graham Series, $2,400 by the Long Only Commodity Series, $11,918 by the Long/Short Commodity Series and $4,248 by the Managed Futures Index Series.

In addition, some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series and Long/Short Commodity Series each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Balanced Series or the Long/Short Commodity Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Balanced and Dunn Series and 20% for the Winton, C-View Currency, Graham, Campbell/Graham Series and Long/Short Commodity Series. There is no incentive fee for the Long Only Commodity Series or the Managed Futures Index Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. For the three months ended June 30, 2006, incentive fees incurred were $921,190 by the Balanced Series, ($852) by the Winton Series, $6,028 by the

Campbell/Graham Series, $11,979 by the Currency Series and $17,177 by the Long/Short Commodity Series. For the six months ended June 30, 2006, incentive fees incurred were $2,814,293 by the Balanced Series, $67,885 by the Winton Series, $175,818 by the Campbell/Graham Series, $19,372 by the Currency Series and $46,147 by the Long/Short Commodity Series. Amounts payable at June 30, 2006 to the Managing Owner for incentive fees were $1,899 by the Balanced Series and $4,596 by the Currency Series. Amounts receivable at June 30, 2006 from the Managing Owner for incentive fees were $58,034 for the Campbell/Graham Series and $10,327 for the Long/Short Commodity Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham Series, Currency Series, Dunn Series and Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each series is paid to the Managing Owner. During the three months ended June 30, 2006, the Trust paid $1,244,693 of such interest income to the Managing Owner. During the six months ended June 30, 2006, the Trust paid $2,218,393 of such interest income to the Managing Owner.

With respect to Class 1 of each Series, the Series pays monthly to the Managing Owner a service fee at an annualized rate of up to 3.0% (2% for the Long Only Commodity Series and Managed Futures Index Series), which the Managing Owner pays to selling agents of the Trust. For the three months ended June 30, 2006, service fees incurred were $1,271,288 by the Balanced Series, $0 by the Winton Series, $269,962 by the Campbell/Graham Series, $28,629 by the Currency Series, $1,276 by the Dunn Series, $45,391 by the Graham Series, $2,668 by the Long Only Commodity Series, $41,370 by the Long/Short Commodity Series and $670 by the Managed Futures Index Series. For the six months ended June 30, 2006, service fees incurred were $2,239,088 by the Balanced Series, $17,798 by the Winton Series, $461,041 by the Campbell/Graham Series, $35,059 by the Currency Series, $2,612 by the Dunn Series, $88,485 by the Graham Series, $2,675 by the Long Only Commodity Series, $41,817 by the Long/Short Commodity Series and $695 by the Managed Futures Index Series. Amounts payable at June 30, 2006 to the Managing Owner for service fees were $134,348 by the Balanced Series, $0 by the Winton Series, $15,771 by the Campbell Graham Series, $363 by the Currency Series, $268 by the Dunn Series, $6,888 by the Graham Series, $5 by the Long Only Commodity Series, $1,271 by the Long/Short Commodity Series and $0 by the Managed Futures Index Series. The initial service fee (for the first 12 months) relating to a sale of the units is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale. Since the Managing Owner is prepaying the initial service fee for the first year and is being reimbursed therefore by the Series monthly in arrears based upon a corresponding percentage of net asset value, it bears the risk and the upside potential of any difference between the amount of the initial service fee prepaid and the amount of the reimbursement thereof as a result of variations in net asset value. For the three months ended June 30, 2006, due to variations in net asset values, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees was $21,138 for the Winton Series. For the three months ended June 30, 2006, amounts paid or owing the Managing Owner for excess of monthly service fees over prepaid initial service fees were $58,993 for Balanced Series, $8,302 for the Campbell Graham Series, $344 for the Currency Series, $5 for the Dunn Series, $1,857 for the Graham Series, $24 for the Long Only Commodity Series, $15,394 for the Long/Short Commodity Series and $612 for the Managed Futures Index Series.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the net asset value of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $166,709 and $288,983, respectively, for the three months and six months ended June 30, 2006. Additionally, The Bornhoft Group Corporation provides office space to the Managing Owner, prorates office expenses, and advances certain direct expenses on behalf of the Managing Owner. Under this agreement, the Managing Owner reimbursed The Bornhoft Group Corporation $89,780 for the six months ended June 30, 2006.

Solon Capital, LLC, an affiliate of the Trust, serves as wholesaler of the Trust by marketing to broker/dealer organizations. For these services, the Managing Owner paid Solon Capital, LLC, $500,128 and $866,950, respectively, for the three months and six months ended June 30, 2006.

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

6. Subsequent Events

The Balanced Series invested $10,000,000 in Units of the Graham Series, Class 2 on July 17, 2006 and invested $750,000 in Units of the Long Only Commodity Series, Class 2 on July 28, 2006. The Balanced Series is subject to the same allocations of income and fees as the Limited Owners of the investee series. As a result of fees charged by the investee series, fees are not charged by the Balanced Series on the capital allocated to series to series investments, and the Managing Owner monitors such allocations so that aggregate fees of the investee series on the Balanced Series investments do not exceed the allowable fees of the Balanced Series as provided in the Trust’s prospectus.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Frontier Fund, or the Trust, is a Delaware statutory trust formed August 8, 2003. The Trust is a multi-advisor commodity pool, as described in CFTC Regulation § 4.10(d)(2). The Trust is authorized to issue multiple Series of Units in segregated pools of assets of the Trust, pursuant to the requirements of the Trust Act. The assets of each Series are segregated from the assets of other Series. The Trust is managed by the Managing Owner, and its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances).

As of June 30, 2006, the Trust had nine separate Series of Units issued and outstanding: Balanced Series, Winton Series, Campbell/Graham Series, Currency Series, Dunn Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series. Each Series of Units, except for the Balanced Series have two separate sub-classes issued and outstanding—Class 1 and Class 2. The Balanced Series has four separate sub-classes of Units issued and outstanding—Class 1, Class 1a, Class 2 and Class 2a. The Trust, with respect to each Series:

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

The Initial Offering Period for the Balanced Series, Winton Series, Currency Series and Dunn Series closed in September 2004. The Initial Offering Period for the Graham Series closed in November 2004. The Initial Offering Period for the Campbell/Graham Series closed in February 2005. The Initial Offering Period for the Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series closed in February 2006. Currently, Units in the Balanced Series, Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series are being offered as of each day of each week and will continue to be offered until the maximum amount of each such Series’ Units which are registered are sold. The Managing Owner may terminate the Continuous Offering Period of any Series at any time.

The Continuous Offering Period of the Dunn Series was terminated by the Managing Owner in February 2006.

Effective as of April 13, 2006, (i) the Advisory Agreement dated as of March 1, 2004 by and among the Trust, Frontier Trading Company II LLC (the “Trading Company II”), the Managing Owner and Beach Capital Management Limited (“Beach”), which set forth the terms and conditions upon which Beach would render and implement trading advisory services on behalf of the Trading Company II and the Trust with respect to the Beach Series of the Trust and (ii) the Advisory Agreement dated as of March 1, 2004 by and among the Trust, Frontier Trading Company I LLC (the “Trading Company I”), the Managing Owner and Beach, which set forth the terms and conditions upon which Beach would render and implement trading advisory services on behalf of the Trading Company I and the Trust with respect to the assets of the Balanced Series of the Trust allocated to Beach (collectively, the “Agreements”) were terminated. The Agreements were terminated because Beach informed the Managing Owner that Beach had ceased trading pursuant to its Discretionary Program, which was the trading program Beach utilized in providing the trading advisory services under the Agreements.

As a result of the termination of the Agreements, the assets of the Beach Series of the Trust are being maintained for cash management purposes pursuant to the Managing Owner’s cash management strategies employed for the Trust, the Trust ceased accepting new subscriptions for the units in the Beach Series, and the Trust ceased assessing all fees on the Beach Series. Upon termination of the Agreements, the Managing Owner delivered written notice to the existing investors in the Beach Series informing them of their exchange and redemption rights as disclosed in the Trust’s prospectus (the “Prospectus”). In addition, the assets of the Balanced Series which had previously been allocated to Beach were reallocated to one or more of the other trading advisors pursuant to the Managing Owner’s asset allocation discretion as disclosed in the Prospectus.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the futures commodity merchants in accordance with CFTC segregation requirements. At June 30, 2006, cash deposited at the clearing brokers was $18,050,824 for the Balanced Series, $5,603,794 for the Campbell/Graham Series, $1,621,510 for the Currency Series, $395,207 for the Long/Short Commodity Series, $74,822 for the Long Only Commodity Series and $1,448,166 for the Managed Futures Index Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each week. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the United States, or by a person controlled by or supervised by and acting as an instrumentality of the government of the United States pursuant to authority granted by Congress of the United States or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Interest income up to 2.0% is paid to the Managing Owner.

Approximately 10% to 20% of the Trust’s assets are expected to be committed as required margin for futures contracts and forward and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short term investments, such as money market funds, certificates of deposit (under nine months) and time deposits and held by the futures commodity merchants, the over-the-counter counterparties and by U.S. Federally chartered banks. As of June 30, 2006, such cash equivalents and short term investments included time deposits at Merrill Lynch Bank USA, and money market funds held at Merrill Lynch Investment Managers. Including cash held at US Bank, total cash and cash equivalents and short term investments held at these institutions were $147,552,536 for the Balanced Series, $298,350 for the Winton Series, $45,416,049 for the Campbell/Graham Series, $16,603,769 for the Currency Series, $537,251 for the Dunn Series, $11,005,585 for the Graham Series, $5,602,268 for the Long Only Commodity Series, $29,172,225 for the Long/Short Commodity Series and $8,852,806 for the Managed Futures Index Series.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Balanced Series

The Balanced Series – Class 1 Net Asset Value lost 2.8% and gained 1.2%, respectively, for the three months ended June 30, 2006 and 2005, net of fees and expenses; the Balanced Series – Class 1a Net Asset Value lost 4.5% from the beginning of operations through June 30, 2006, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value lost 2.0% and gained 2.1%, respectively, for the three months ended June 30, 2006 and 2005, net of fees and expenses; the Balanced Series – Class 2a Net Asset Value lost 4.1% from the beginning of operations through June 30, 2006, net of fees and expenses .

For the three months ended June 30, 2006, the Balanced Series recorded net loss on investments of $5,413,615, net interest of $980,446, and total expenses of $2,552,198, resulting in a net decrease in Owners’ capital from operations of $6,069,317 after minority interests of $916,050. For the three months ended June 30, 2005, the Balanced Series recorded net gain on investments of $3,670,325, net interest of $148,831, and total expenses of $1,066,992, resulting in a net increase in Owners’ capital from operations of $2,136,069 after minority interests of ($616,095).

Winton Series

The Winton Series – Class 1 Net Asset Value gained 2.0% and lost 8.9%, respectively, for the three months ended June 30, 2006 and 2005, net of fees and expenses; the Winton Series – Class 2 Net Asset Value gained 2.0% and lost 8.2%, respectively, for the three months ended June 30, 2006 and 2005, net of fees and expenses.

For the three months ended June 30, 2006, the Winton Series recorded net gain on investments of $9,586, net interest of $19,017, and total expenses of ($1,354) (the result of corrections after trading ended as of March 31, 2006), resulting in a net increase in Owners’ capital from operations of $29,957. For the three months ended June 30, 2005, the Winton Series recorded net loss on investments of $92,549, net interest of $3,878, and total expenses of $14,702, resulting in a net decrease in Owners’ capital from operations of $103,373.

Campbell Graham Series

The Campbell/Graham Series – Class 1 Net Asset Value lost 2.6% and gained 2.3%, respectively, for the three months ended June 30, 2006 and 2005, net of fees and expenses; the Campbell/Graham Series – Class 2 Net Asset Value lost 1.9% and gained 3.0%, respectively for the three months ended June 30, 2006 and 2005, net of fees and expenses.

For the three months ended June 30, 2006, the Campbell/Graham Series recorded net loss on investments of $1,277,032, net interest of $298,580, and total expenses of $623,180, resulting in a net decrease in Owners’ capital from operations of $1,656,687 after minority interests of ($55,055). For the three months ended June 30, 2005, the Campbell/Graham Series recorded net gain on investments of $577,766, net interest of $12,873, and total expenses of $194,287, resulting in a net increase in Owners’ capital from operations of $396,352.

Currency Series

The Currency Series – Class 1 Net Asset Value lost 1.3% and 0.3%,respectively, for the three months ended June 30, 2006 and 2005, net of fees and expenses; the Currency Series – Class 2 Net Asset Value lost 0.6% and gained 0.5%, respectively for the three months ended June 30, 2006 and 2005, net of fees and expenses.

For the three months ended June 30, 2006, the Currency Series recorded net loss on investments of $124,077, net interest of $104,673, and total expenses of $98,662, resulting in a net decrease in Owners’ capital from operations of $118,066. For the three months ended June 30, 2005, the Currency Series recorded net loss on investments of $2,299, net interest of $505, and total expenses of $1,365, resulting in a net decrease in Owners’ capital from operations of $3,159.

Dunn Series

The Dunn Series – Class 1 Net Asset Value lost 1.8% and gained 13.1%,respectively, for the three months ended June 30, 2006 and 2005, net of fees and expenses; the Dunn Series – Class 2 Net Asset Value lost 1.1% and gained 14.0%, respectively for the three months ended June 30, 2006 and 2005, net of fees and expenses.

For the three months ended June 30, 2006, the Dunn Series recorded net gain on investments of $5,904, net interest of $1,928, and total expenses of $1,660, resulting in a net increase in Owners’ capital from operations of $6,172. For the three months ended June 30, 2005, the Dunn Series recorded net gain on investments of $297,798, net interest of $9,641, and total expenses of $4,162, resulting in a net increase in Owners’ capital from operations of $303,277.

Graham Series

The Graham Series – Class 1 Net Asset Value gained 2.2% and lost 3.1%,respectively, for the three months ended June 30, 2006 and 2005, net of fees and expenses; the Graham Series – Class 2 Net Asset Value gained 2.9% and lost 2.3%, respectively for the three months ended June 30, 2006 and 2005, net of fees and expenses.

For the three months ended June 30, 2006, the Graham Series recorded net gain on investments of $61,355, net interest of $73,532, and total expenses of $136,327, resulting in a net decrease in Owners’ capital from operations of $1,440. For the three months ended June 30, 2005, the Graham Series recorded net gain on investments of $72,374, net interest of $11,749, and total expenses of $69,229, resulting in a net decrease in Owners’ capital from operations of $149,667, net of minority interests of ($164,561).

Long Only Commodity Series

The Long Only Commodity Series commenced operations on February 24, 2006. The Long Only Commodity Series – Class 1 Net Asset Value gained 5.4% for the three months ended June 30, 2006, net of fees and expenses; the Long Only Commodity Series – Class 2 Net Asset Value gained 6.0% for the three months ended June 30, 2006, net of fees and expenses.

For the three months ended June 30, 2006, the Long Only Commodity Series recorded net gain on investments of $295,990, net interest of $56,200, and total expenses of $27,983, resulting in a net increase in Owners’ capital from operations of $324,207.

Long/Short Commodity Series

The Long/Short Commodity Series commenced operations on February 24, 2006. The Long/Short Commodity Series – Class 1 Net Asset Value lost 2.4% for the three months ended June 30, 2006, net of fees and expenses; the Long/Short Commodity Series – Class 2 Net Asset Value lost 1.7% for the three months ended June 30, 2006, net of fees and expenses.

For the three months ended June 30, 2006, the Long/Short Commodity Series recorded net loss on investments of $821,807, net interest of $192,244, and total expenses of $243,990, resulting in a net decrease in Owners’ capital from operations of $873,553.

Managed Futures Index Series

The Managed Futures Index Series commenced operations on February 24, 2006. The Managed Futures Index Series – Class 1 Net Asset Value lost 0.6% for the three months ended June 30, 2006, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value lost 0.1% for the three months ended June 30, 2006, net of fees and expenses.

For the three months ended June 30, 2006, the Managed Futures Index Series recorded a net loss on investments of $70,175, net interest of $93,774, and total expenses of $47,980, resulting in a net decrease in Owners’ capital from operations of $24,381.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Balanced Series

The Balanced Series – Class 1 Net Asset Value gained 1.2% for the six months ended June 30, 2006, net of fees and expenses; the Balanced Series – Class 1a Net Asset Value lost 4.5% from the beginning of operations through June 30, 2006, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value gained 2.7% for the six months ended June 30, 2006, net of fees and expenses; the Balanced Series – Class 2a Net Asset Value lost 4.1% from the beginning of operations through June 30, 2006, net of fees and expenses .

For the six months ended June 30, 2006, the Balanced Series recorded net gain on investments of $4,937,880, net interest of $1,742,943, and total expenses of $5,729,300, resulting in a net increase in Owners’ capital from operations of $539,201 after minority interests of $412,322. The Net Asset Value per Unit, Class 1, increased from $104.58 at December 31, 2005, to $105.79 at June 30, 2006 and the Class 1a Net Asset Value per Unit decreased from $100.00 at the beginning of operations to $95.50 at June 30, 2006. For Class 2, the Net Asset Value per Unit increased from $108.73 at December 31, 2005, to $111.63 at June 30, 2006 and the Class 2a Net Asset Value per Unit decreased from $100.00 at the beginning of operations to $95.95 at June 30, 2006. Total Class 1 subscriptions and redemptions for the six months were $78,576,088 and $7,225,339, respectively. Total Class 1a subscriptions from the beginning of operations to June 30, 2006 were $1,065,224. There were no redemptions. Total Class 2 subscriptions and redemptions for the six month period were $16,400,768 and $700,810, respectively. Total Class 2a subscriptions from the beginning of operations to June 30, 2006 were $235,000. There were no redemptions. Ending capital at June 30, 2006, was $186,293,165 for Class 1, $1,053,536 for Class 1a, $37,279,620 for Class 2 and $230,039 for Class 2a. At December 31, 2005, ending capital was $114,741,316 for Class 1 and $21,224,912 for Class 2.

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

Losses in May and June outweighed a profitable April to bring second quarter performance into the red for the Balanced Series. Metals continued to be the most profitable sector year-to-date, closely followed by interest rates. The currency sector has been the most difficult. While global markets in nearly all sectors were difficult to trade in June, losses were kept small, keeping the year-to-date performance positive.

The Balanced Series – Class 1 lost 6.2% for the six months ended June 30, 2005, net of fees and expenses; the Balanced Series – Class 2 lost 4.7% for the six months ended June 30, 2005, net of fees and expenses.

For the six months ended June 30, 2005, the Balanced Series recorded net gain on investments of $725,900, net interest of $216,103, and total expenses of $1,645,187, resulting in a net decrease in Owners’ capital from operations of $964,983 after minority interests of $261,799. The Net Asset Value per Unit, Class 1, decreased from $106.03 at December 31, 2004, to $99.44 at June 30, 2005. For Class 2 the Net Asset Value per Unit decreased from $106.85 at December 31, 2004, to $101.82 at June 30, 2005. Total Class 1 subscriptions and redemptions for the six months were $52,692,357 and $1,159,778, respectively. Total Class 2 subscriptions and redemptions for the period were $9,788,298 and $1,311,003, respectively. Ending capital at June 30, 2005, was $63,276,987 for Class 1 and $28,425,090 for Class 2. At December 31, 2004, ending capital was $11,772,262 for Class 1 and $20,884,923 for Class 2.

In January, Stock Indices - The major U.S. indices, declined sharply, reversing rising price trends. Interest Rates - Bond prices moved modestly higher in the U.S. and Japan for the second consecutive month, while they were mixed in Europe. Currencies - The U.S. dollar sharply reversed its recent bearish trend as it surged versus many major global currencies, most notably the euro, against which the U.S. dollar had reached a record low during December. The first week of January saw a sizeable recovery in the U.S. dollar with the euro registering its greatest decline in one week since inception. Energy Markets - Prices continued to move in a volatile pattern as crude oil rose 10% and natural gas increased 2% following double-digit declines in December. Metals - Base metal prices reversed their recent bullish price moves as aluminum fell 5%, nickel lost more than 2%, and copper declined slightly. In precious metals, gold fell almost 4%, its second consecutive monthly decline after reaching 17-year highs in late November. Commodities – These markets finished the month with mixed results. The volatility demonstrated in the global marketplace of January 2005 provided a testimony to the benefits of a multi-advisor managed futures portfolio. The large losses experienced by many advisors in January were dampened by the Balanced Series multi-advisor structure. Although our current asset allocation models are maintaining a higher-than-normal weighting to the trend-based advisors (which does result in higher volatility), the multi-advisor structure still provides many benefits, including the dampening of volatility. In February, the major global equity markets moved generally higher in February. In the U.S., the Dow Jones Industrial Average and S&P 500 resumed their recent bullish price movements by rising 2.6% and 1.9% respectively. The NASDAQ, however, fell modestly for the month. Internationally, the DJ Euro Stoxx climbed 2.5%, while the NIKKEI 225 advanced more than 3%. Bond prices declined sharply on a global basis, particularly in the U.S. as the yield of the 10-year Treasury note rose 18 basis points during the month. In the currency markets, the U.S. dollar resumed recent bearish trends, following its rise in January, as it declined sharply versus many international currencies, including the euro and the Swiss franc. Commodity prices moved generally higher during February. Energy prices advanced for the second consecutive month as natural gas rose 6% and crude oil rose almost 7%. Base metal prices resumed their recent bullish price moves led by nickel, which rose nearly 13%, copper and zinc, which advanced more than 6%, and aluminum, which increased by approximately 4%. In precious metals, gold followed suit, rising 3%, its first increase in three months. The agricultural markets also moved generally higher as they exhibited large net price moves. Wheat, cotton, cocoa, and coffee rose between about 13% and 16%, and corn rose 9%, while sugar declined about 4% for the month. March provided a theme of range-bound, choppy markets in most sectors. Our gains were primarily in energy where crude and products prices made new highs. Our primary losses were in currencies, stock indices and commodities, dragging March performance into negative territory. Many currencies continued trading in a range that was established late last year, with unexpected strength in the U.S. dollar in the middle of the month taking many traders by surprise. An exception to this was the Japanese yen, which broke decisively out of a narrow range and moved lower against the U.S. dollar, eventually breaking through the February low before the end of the month. Although our advisors caught this opportunity and turned in profits on yen trading, difficulties in the rest of the sector drew it into negative performance for the month. The Balanced Series offers a broadly diversified, multi-advisor managed futures investment program, diversified through global diversification and non-correlated advisors with varying trend methodologies. As a reminder, the Balanced Series presently has nine advisors, whereby five of these advisors are trend-based, while the other four advisors are non-trend based. There is a material non-correlation between these groups of advisors. The strategic allocation and periodic rebalancing to these nine advisors will continue to add value in the future.

Global interest rates was the sole profit-generating sector in April, as intermediate- and long-term rates fell steadily in both the U.S. and Europe. While rates fell on both sides of the Atlantic, the U.S. futures were significantly more volatile than their European counterparts. After showing strength in March, the U.S. dollar index traded in a narrow range throughout April, as did the euro. The British pound strengthened during the month against the U.S. dollar, while Canadian dollar futures lost nearly 4% of their value against the U.S. dollar. Overall, currencies contributed a loss of 1.39% to the April results.

The stock index sector posed significant difficulties for trading advisors in April, contributing a loss of 1.88% to the overall performance of the Balanced Series (Class 1). A sharp drop in global equity prices in the middle of the month combined with added volatility in the second half of the month brought about widespread losses in nearly all of the stock index markets traded by the advisors.

Both base and precious metals performed poorly during the month. Precious metals traders endured volatile, directionless trading, while zinc and aluminum prices fell precipitously. The energy sector was also disappointing, with price spikes and sharp reversals occurring throughout the petroleum complex. Energy contributed a loss of 2.09% to the overall results. Other commodity sectors were relatively quiet, with comparatively small losses in grains and softs.

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

Metals, energy, and commodities also contributed small losses to May performance. Gold and silver prices diverged in May, with July silver rising 7.4% and August gold falling 4.5% for the month. Copper fell nearly 8% before rallying to finish the month nearly flat. A late-month rally brought crude oil futures back to positive territory after being down more than four percent earlier in the month. Hog prices were down, while cotton prices fell precipitously, with July futures finishing the month down 14.7%.

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

To summarize, all of the financial sectors were profitable in June, with currencies leading the way with a profit of 2.47%, then interest rates up 1.51% and stock indexes up 0.61%. Although energy provided a small profit of 0.24%, losses in metals of 0.21% and other commodities of 0.27% offset the profits from the energy sector.

Winton Series (formerly Beach Series)

The Winton Series – Class 1 Net Asset Value gained 13.5% for the six months ended June 30, 2006, net of fees and expenses; the Winton Series – Class 2 Net Asset Value gained 14.4% for the three months ended June 30, 2006, net of fees and expenses.

For the six months ended June 30, 2006, the Winton Series recorded net gain on investments of $375,464, net interest of $32,511, and total expenses of $100,389, resulting in a net increase in Owners’ capital from operations of $307,586. The Net Asset Value per Unit, Class 1, increased from $111.93 at December 31, 2005, to $127.09 as of June 30, 2006. The Net Asset Value per Unit, Class 2, increased from $116.27 at December 31, 2005, to $132.99 as of June 30, 2006. Total Class 1 subscriptions for the six months were $771,916, and redemptions were $2,889,464. Total Class 2 subscriptions and redemptions for the six month period were $30,200, and $167,222, respectively. Ending capital at June 30, 2006, was $211,976 for Class 1 and $66,593 for Class 2. Ending capital at December 31, 2005, was $2,047,247 for Class 1 and $178,306 for Class 2.

January saw a positive start for the Winton Series. The upward trends in both the precious and base metals continued from the last quarter and the portfolio was well positioned to take advantage of these moves; making metals the best performing sector of the month. Currencies remain difficult to trade and after ending 2005 with a 12.6% rise, the dollar index declined sharply in January. Market participants remained highly sensitive to relative economic data and the prospects for shifts in interest rate differentials, central bank policy and leadership changes and global political developments. Global equity markets continued to perform well with North American stock indices amongst the strongest performers. Energy had a mixed month with crude oil moving higher but natural gas fell sharply on the month. Sugar climbed to a 25 year high in January as Brazil, the world’s largest producer of cane sugar, diverted roughly 50% of cane to the production of ethanol on the back of high energy prices.

Some of the trends consolidated in February. While in Europe the stock indices continued to perform well, Japan was a slightly different story with the Topix and Nikkei indices falling nearly 3% on the month. The U.S. markets also ended the month in negative territory. The interest rate sector had a positive month as global interest rates continued to rise in February. The largest percentage yield increase took place in Japan where 2-year Japan Government Bonds (“JGB’s”) went from 0.3% to 0.475% on the back of the Cabinet Office upgrading its economic assessment, characterizing the recovery as under way and broadening. The U.S. dollar performed well, erasing most of its January decline. The Japanese yen was the only major currency to appreciate vs. the U.S. dollar. A combination of warmer than normal temperatures and a continued restoration of hurricane damaged refining and distribution capacity saw a fall in energy prices. Both base, with the exception of zinc, and precious metals fell in February; giving back some of the gains of last month. Sugar, one of the best performing commodities this year, also gave back some of its recent gains.

On March 31, 2006, Beach Capital Management Limited (“Beach”) ceased trading pursuant to its discretionary program, which was the trading program used by the Beach Series. David Beach has made a decision to engage in other pursuits. Therefore, Beach is no longer engaged in trading for the Beach Series.

There was no trading in the Winton Series in April, May, or June 2006 other than for cash management purposes pursuant to the Managing Owner’s cash management strategies employed for the Trust.

In May 2006, Beach Series was renamed as Winton Series. The Trust has not commenced accepting subscriptions or conducting investment activities for the Winton Series (other than for cash management purposes pursuant to the Managing Owner’s cash management strategies employed for the Trust).

For purposes of this report, Beach Series is referred to as Winton Series, regardless of whether the applicable time period referred to is prior or subsequent to the name change, unless explicitly set forth otherwise.

The Winton Series – Class 1 lost 15.4% for the six months ended June 30, 2005, net of fees and expenses; the Winton Series – Class 2 lost 14.2% for the six months ended June 30, 2005, net of fees and expenses.

For the six months ended June 30, 2005, the Winton Series recorded net loss on investments of $129,271, net interest of $5,373, and total expenses of $27,160, resulting in a net decrease in Owners’ capital from operations of $151,058. The Net Asset Value per Unit, Class 1, decreased from $106.01 at December 31, 2004, to $89.64 as of June 30, 2005. The Net Asset Value per Unit, Class 2, decreased from $106.84 at December 31, 2004, to $91.72 as of June 30, 2005. Total Class 1 subscriptions for the six months were $859,533, and redemptions were $27,699. Total Class 2 subscriptions and redemptions for the period were $56,500, and $83,490, respectively. Ending capital at June 30, 2005, was $1,195,225 for Class 1 and $125,982 for Class 2. Ending capital at December 31, 2004, was $488,932 for Class 1 and $178,489 for Class 2.

After ending 2004 on a nine-year low the U.S. dollar index rebounded sharply in the first week of January as the currency made over 3% against the Swiss franc and the euro. The U.S. dollar had plunged in the fourth quarter on the back of concerns over the U.S. balance of payments and the Bush administration’s seeming indifference to the currency’s decline. The start of the New Year has focused investors on the prospect of economic growth and rising interest rates in the U.S., which stands in sharp contrast to the outlook for Europe and Japan. The prospect of future interest rate hikes upset the U.S. stock markets and all the indices declined. Base metals also reacted to the currency moves; with aluminum falling over 6% on the month. Bond markets continued to exhibit an unusual degree of independence and for most part maintained relatively narrow trading ranges. Other commodities put in a small gain on the back of our short positions in soybeans and wheat. The first week of January defined the performance for the month as the U.S. dollar strengthened against the euro. Base metals were also affected by the U.S. dollar move and aluminum was the poorest performer in that sector. Small gains were made on our T-Bond, Bund & JGB positions. In February, the stock index sector had a good month with the majority of markets moving higher, the Hang Seng was our best performing market. We had a quiet month in the interest rates sector, whilst good performance came from our Eurodollar positions our T-Bond positions faired less well leaving the sector slightly positive on the month. Oil prices headed higher during February, benefiting our positions primarily in heating oil and Brent crude. The Metals sector was the best performing sector with both base metals and precious metals moving higher, the portfolio was well positioned to capture moves in nickel, copper and aluminum. Silver climbed over 10% during the month. Other commodities were a little disappointing; profits were recorded from our long coffee positions but these were cancelled out by losses in the grain and oilseed sector. Currencies had a mixed month with profits coming from our Australian dollar positions which were offset by our yen positions and the sector was slightly down on the month for the discretionary programme. Base and precious metals performed well; as prices moved higher during the month. Heating oil performed as inventories were still below the 5-year average benchmarks, leaving the market vulnerable to additional cold weather. March started well with the trends of February following through to the first half of the month. The final two weeks of the month saw reversals of these trends leading to an overall loss in the programme. The global equity markets started declining mid month, particularly in the U.S. as investors became increasingly nervous about the Federal Reserve’s ongoing policy of interest rate increases and the erosion of corporate profits resulting from rising energy and other commodity prices. The European and Far East markets were not immune to the decline as investors are becoming more sensitive to weak economic data from these regions. The rate increase by the Federal Open Market Committee saw the U.S. dollar move sharply higher against the European and Asian / Pacific currencies, affecting our long euro and British pound positions. The interest rate hike was also felt in the other commodities sector as both base (with the exception of aluminum) and precious metals fell following the news. Energy markets had a sharp sell off but ended the month higher with gasoline leading the way as, from a futures prospective, the summer driving season is approaching in the U.S. Energy was the best sector with good profits in gasoline and heating oil. Currencies lost money as the U.S. dollar surged higher following the U.S. rate hike. Aluminum performed well in the metals sector but the gains were offset by losses in gold and silver.

Markets remained very volatile and counter trending over the month of April leading to losses in Beach’s programs. Energy reversed its recent gains as heating oil and unleaded gasoline fell sharply during the month. In the metals sector, aluminum was hit the hardest as significant producer selling came into the market. Indices, with a few exceptions, declined during the month with the Nikkei recording a new low for the year. Fixed income yields declined significantly across the maturity and geographic spectrum in April with the exception of the short end in the U.S. The markets focused on the disappointing IFO business climate index for Germany combined with a possible no vote in the upcoming European referendums on the European constitution. In Japan an unexpectedly weak CPI and Tokyo department store sales drove the yield on the JGB lower. In the currency sector yen strength hurt our positions as the market focused on continuing U.S. efforts to persuade the Chinese to let the Renminbi float or at least appreciate vis-à-vis the dollar.

All sectors in the discretionary program performed poorly in April; aluminum was the worst individual market for the reasons stated above. In the currency sector our short yen positions were responsible for the performance. Reversals in heating oil, crude and gasoil sent the energy sector lower.

Early May saw a continuation of the difficult trading conditions prevalent in earlier months. The second half of the month saw an improvement in performance as the U.S. dollar climbed through its previous high for the year, performing the best relative to the European currencies but also making gains against the major Asia/Pacific currencies. Beach’s programs reversed their long euro positions half way through the month making the sector a profitable one. Stock indices suffered on the back of our short NASDAQ position as equity markets rallied. Fixed income yields extended the decline that began in mid-March with the move being most dramatic at the long end of the European and North American markets. Gasoline and crude drifted lower during the month causing the energy sector to make a loss on the month. The metals sector was primarily affected by positions in gold and silver. Other commodities were slightly negative as profits in soybean meal, feeder cattle and London coffee were offset by losses in corn and soybean oil.

The Discretionary program reversed its currency position to a long U.S. dollar bias during May. Reversals in N.Y. coffee and the NASDAQ were primarily responsible for the loss in the commodity and stock indices sectors.

June was a better month for Beach’s programs. Performance mainly came from the financial sectors. The Currency sector benefited mainly from positions in the yen and the euro as the U.S. dollar strengthened during the early part of the month. European and Asia / Pacific equity indices moved higher despite rising energy costs. The FTSE and the IBEX index in Spain were the best performing markets in that sector. Fixed income yields extended their declines during the month, profits came from positions both at the long end and the short end with the Bund and Short sterling being the main drivers. Energy prices continued to rise during the month, as market participants believe that OPEC does not have the ability to hold prices below $50 per barrel through increased production. Gasoline was the best performing market in June. The commodity sector was disappointing, both base and precious metals put in a mixed performance with gold and copper rising but silver and nickel falling. The soybean complex was affected by weather implications, as the market watched to see what the impact of the various hurricanes would be.

In the discretionary program, the currency sector was the best overall performing sector in June on the back of positions in €/Canada $/Yen. All financial sectors performed well as did the energy sector where prices continued to climb during the month.

Campbell Graham Series

The Campbell/Graham Series – Class 1 Net Asset Value gained 0.1% for the six months ended June 30, 2006, net of fees and expenses; the Campbell/Graham Series – Class 2 Net Asset Value gained 1.6% for the six months ended June 30, 2006, net of fees and expenses.

For the six months ended June 30, 2006, the Campbell/Graham Series recorded net gain on investments of $281,816, net interest of $451,450, and total expenses of $1,200,842, resulting in a net decrease in Owners’ capital from operations of $716,488 after minority interests of $248,912. The Net Asset Value per Unit, Class 1, increased from $94.30 at December 31, 2005, to $94.38 as of June 30, 2006. The Net Asset Value per Unit, Class 2, increased from $96.83 at December 31, 2005, to $98.35 as of June 30, 2006. Total Class 1 subscriptions for the three months ended June 30, 2006 were $19,493,953, and redemptions were $893,156. Total Class 2 subscriptions and redemptions for the six months ended June 30, 2006 were $10,852,872, and $234,960, respectively. Ending capital at December 31, 2005, was $21,561,490 for Class 1 and $2,846,556 for Class 2.

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

Performance was negative in February, although returns remained slightly positive overall for 2006. Prices for crude oil and natural gas fell sharply in February as inventory build-ups weighed on the market in the midst of one of the mildest winters on record in the northeastern U.S. Concern over geopolitical tensions also eased somewhat. While this brought welcome relief at the gas pumps, the trend reversal caused energy sector performance to suffer. Ben Bernanke’s first official appearances as Chairman of the Fed and the reintroduction of the U.S. 30 year bond were digested by the bond markets, as interest rate sector performance was slightly positive. February was a volatile month for U.S. equities, but Euro stocks enjoyed another strong month, and contributed solid gains to the portfolio. February’s returns highlighted the downside of trading in energy, which is one of the most volatile market sectors.

Strong performance from several sectors contributed to a strong March and a solid finish to the first quarter. The biggest gains in March were in the interest rate sector, as U.S. and Euro fixed income instruments had their worst quarter in several years, which benefited short futures positions. Energy prices rebounded profitably from February’s sell-off on renewed production and supply concerns, but this was not enough to restrain equity prices, and the equity indices sector also finished higher. Many of the base and precious metals again made new highs, and contributed positively to our returns.

A strong performance from Graham Capital Management in April outweighed losses in the Campbell & Co. portion of the portfolio to result in a positive month for the Campbell/Graham Series. Major global bond markets continued to move lower amid ongoing speculation that the U.S. Federal Reserve, the European Central Bank and the Bank of Japan will continue to tighten global interest rates throughout the remainder of 2006. The decline in global bond prices continued to result in higher yields throughout the U.S., Europe and Japan. Major U.S. equity indices finished the month relatively mixed as the specter of higher interest rates and soaring energy prices ultimately weighed on U.S. equity markets. Elsewhere, European equity prices declined modestly amid sagging investor confidence in Germany, while the Nikkei posted 16-year highs before selling off in response to China’s decision to raise its benchmark interest rate. The U.S. dollar declined sharply versus the major global currencies. The dollar posted 11-month lows versus the euro and 3-month lows versus Japanese Yen amid ongoing speculation concerning higher global interest rates and renewed concerns regarding the long-term outlook for the dollar. Crude oil prices posted record highs during the month amid continuing global unrest, increased demand among China and India, and reports of declining U.S. inventories. Natural gas prices, however, turned bearish, as mild weather and ample inventories led to a major sell off. In the metals markets, gold soared to 25-year highs, as investors sought refuge from a weakening dollar, and base metals surged to multi-year highs amid increased industrial demand worldwide.

The favorable market conditions experienced throughout the first four months of 2006 abruptly gave way to a volatile and choppy environment during May, as renewed doubts concerning the U.S. economy and rising geopolitical tensions led to extremely difficult trading conditions during the latter half of the month. Losses for the month were primarily attributable to unexpected volatility within the global fixed income sector and a sharp and sudden decline in global equity prices. Major global bond markets experienced significant volatility during the latter half of the month, as the release of weaker-than-

expected economic data triggered renewed uncertainty concerning the strength of the U.S. economy and the pace of U.S. Federal Reserve policy. Global bond yields finished the month relatively mixed, as yields in the U.S. rose slightly while those in Japan and Europe declined. Major global equity indices finished the month markedly lower amid growing economic uncertainty and rising geopolitical tensions. In the U.S., the NASDAQ declined 6%, the S&P 500 fell 3%, and the Dow Jones Industrial Average lost nearly 2%. Elsewhere, the EuroStoxx 50 declined more than 5% while the Nikkei plunged 8.5%. The U.S. dollar continued to decline versus the major global currencies. The U.S. dollar posted 12-month lows versus the euro and 8-month lows versus the Japanese yen, as recent economic data continued to foster a sense of pessimism concerning the long-term outlook for the dollar. Energy prices retreated slightly from record highs amid rising U.S. inventories and easing demand forecasts. In the metals markets, the price of gold posted 26-year highs as investors continued to seek solace from a weakening dollar and rising global tensions, while the price of copper, nickel and zinc surged between 12% and 17%, respectively, amid increased industrial demand worldwide.

Volatile markets across the globe resulted in modest losses for the month of June. Losses for the month were primarily attributable to an increase in volatility across the global equity, fixed income, currency and commodities markets, as growing economic uncertainty and rising geopolitical tensions roiled global markets. Major global bond markets continued to experience significant volatility during the month. The release of stronger-than-expected economic data contributed to a sharp mid-month sell-off in the U.S. Treasury market, only to be followed by a late-month rally amid renewed optimism concerning a temporary pause in the U.S. rate tightening cycle following the Federal Open Market Committee’s (“FOMC”) decision to raise interest rates to 5.25%. Global bond yields generally finished the month higher throughout Europe and Japan. Major global equity indices extended losses early in the month amid inflationary fears and lingering concerns regarding the potential for higher global interest rates. Prices soon reversed, however, as the prospect of a temporary pause in the U.S. rate tightening cycle spurred prices higher late in the month. The U.S. dollar rallied versus many of the major global currencies, rebounding from 12-month lows versus the euro and 8-month lows versus the Japanese yen. The dollar’s rally proved to be rather short-lived, however, as renewed speculation concerning U.S. interest rate policy led to a modest decline from its intra-month highs. The commodities markets experienced significant volatility during the month. Metals prices declined precipitously for most of the month, only to subsequently rally amid rising geopolitical tensions and renewed global demand concerns. The energy markets experienced similar volatility, as seasonal demand concerns and continued unrest in the Middle East at times spurred prices higher, while increased inventories and renewed diplomatic initiatives often dragged prices lower. Many of the agricultural markets also experienced significant volatility during the month.

The Campbell/Graham Series commenced operations on February 11, 2005. The Campbell/Graham Series – Class 1 lost 4.8% for the period since commencement of operations through June 30, 2005, net of fees and expenses; the Campbell/Graham Series – Class 2 lost 3.7% for the period since commencement of operations through June 30, 2005.

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

For the month of February, it was a difficult interest rate environment, with different pressures observable at different points along the yield curve. Consequently, our short-term interest rate positions were profitable in February, but not profitable enough to overcome the losses at the longer end of the curve. The rally in the U.S. dollar failed early in February and the dollar ended the month lower. However, small gains on our dollar shorts were offset by losses in our non-dollar (cross) currency pairs, resulting in losses in the currency sector overall. Equity markets were our best performers in February as they reversed again and traded higher, reclaiming the losses sustained in January. We also earned profits in the energy sector as the rally continued from the December lows, and crude oil again topped $50 a barrel. The K4 portfolio incurred a loss during February. Performance was primarily attributable to an abrupt price drop in global bond futures markets. Trending conditions in the equity index, zinc, and copper markets resulted in profits that offset much of the portfolio’s losses during the month. March ended almost flat as the theme of range-bound, choppy markets continued in most sectors. Our gains were primarily in interest rates, as both short-term and long-term positions proved profitable, and the energy sector where crude and products prices made new highs. The U.S. dollar closed higher for the month, reversing the long-term downtrend, and was a negative for our positions. We also incurred losses in our non-dollar currency positions, making this the worst performing sector in the first quarter. Equity index markets also reversed and ended the month lower, with resultant losses to our portfolios. The current interest rate environment continues to be a very difficult one and has arguably contributed to the lack of direction in many of the other markets we trade. This condition may continue for some time. While reporting monthly flat performance is certainly easier than reporting losses, delivering attractive absolute and risk-adjusted returns remains our primary goal. Extended periods of flat or poor returns along the way are inevitable, and we shall not falter in our commitment to maintain the discipline which we know is so important for success in the longer term. March was a mixed month for Graham’s long-term trend-following programs. Losses recorded by our trend-following programs during the period were driven primarily by continued trendless price movements in global currencies, equity indices, and bonds. Spanning the two-month period from February 1 to March 31, 2005, the S&P 500 Composite Price Index, the U.S. Dollar Trade Weighted Index, and the J.P. Morgan Global Government Bond Index price movement has been choppy, with price trends not being sustained for much more than a few weeks. Our trend-following programs generally exhibited positive performance in the energy, metals, and short-term fixed income markets, offsetting a portion of the losses recorded during the month. While recent performance has been adversely affected by sharp trend reversals and general short-term choppy price patterns across a number of markets, we remain confident that the discipline to adhere to our successful systematic strategies will continue to serve us and our clients well over the long-term. Of course, we are actively conducting research to ensure that we continue to learn from the experiences that the markets provide us.

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

Currency Series

The Currency Series – Class 1 Net Asset Value lost 0.7% for the six months ended June 30, 2006, net of fees and expenses; the Currency Series – Class 2 Net Asset Value gained 0.7% for the six months ended June 30, 2006, net of fees and expenses.

For the six months ended June 30, 2006, the Currency Series recorded net loss on investments of $23,875, net interest of $148,096, and total expenses of $153,583, resulting in a net decrease in Owners’ capital from operations of $51,651, after minority interests of ($22,289). The Net Asset Value per Unit, Class 1, decreased from $97.66 at December 31, 2005, to $96.95 as of June 30, 2006. The Net Asset Value per Unit, Class 2, increased from $101.42 at December 31, 2005, to $102.18 as of June 30, 2006. Total Class 1 subscriptions and redemptions for the six months ending June 30, 2006 were $4,581,397, and $132,843, respectively. Total Class 2 subscriptions and redemptions for the six months ending June 30, 2006 were $13,068,500 and $1,000,000, respectively. Ending capital at June 30, 2006, was $4,687,954 for Class 1 and $14,120,125 for Class 2. Ending capital at December 31, 2005 was $276,762 for Class 1 and $2,065,914 for Class 2.

The New Year saw a resurgence of old themes as the market moved once more in the direction of yield hunting, and interest rate differentials continued to dominate even short term trading within the foreign exchange markets. Traders remained preoccupied with the path of Federal Reserve interest rate policy with the dollar experiencing a sizeable drop in the first few days of the year as the Fed minutes from December suggested that they were closer to the end of the tightening cycle. The U.S. unit weakened further towards the middle of the month to a four month low against the euro on the further belief that the ECB would tighten to combat inflationary pressures. Overall the signals from U.S. economic output remained mixed, and the surprising strength shown in fourth quarter new home sales reversed the U.S. dollar fortunes by prompting a strong dollar rally. Asian currencies continued to display resilience and gave up little ground despite U.S. dollar strength elsewhere, and the Brazilian real continued to attract buying interest as the appetite for yield continued.

Reversing its January weakness, the U.S. dollar showed strength in the first half of February and held onto its gains, with the dollar index finishing the month up nearly 1.3%. The euro was down approximately 2% against the U.S. dollar, while the British pound fell by 1.4% and the Swiss franc lost 2.6% during the month. The Japanese yen rallied against the U.S. dollar, gaining 1.2%. The Canadian dollar, while little changed relative to its U.S. cousin, gained nearly 2.2% against the euro but lost 1% against the yen.

Currency trading was more difficult in March, with the U.S. dollar characterized by high volatility and little directional movement throughout the month. The euro was up 1.7% during the month, the British pound fell by 0.9%, and the Swiss franc gained 0.6% against the US dollar. The Japanese yen lost 1.7% against the U.S. dollar in a volatile, range-bound month. The Canadian dollar had a more difficult time of it, losing 2.7% against the U.S. dollar and losing 4.3% against the euro.

The U.S. dollar broke from a trading range and plunged in the second half of April, with the dollar index losing 4% of its value by the end of the month. The British pound gained 5.1% against the greenback, the euro was up 4.3%, and the Japanese yen finished the month ahead by 3.5%. The Canadian dollar was up 4.7% against U.S. dollar and up 0.3% against the euro.

The U.S. dollar continued to weaken during the first half of May and then remained in a narrow range for rest of the month, with the dollar index losing 1.6% of it’s value by the end of the month. The British pound gained 2.4% against the U.S. dollar, the euro was up 1.4%, and the Japanese yen finished the month ahead by 1.1%. The Canadian dollar was up 1.3% against the U.S. dollar and nearly unchanged against the euro.

With currency movements closely related to interest rates, the uncertainty in the interest rate outlook in June spilled over into the global currency markets. The U.S. dollar broke out of a trading range and strengthened through most of June, but gave much of those gains back in the last three trading sessions of the month. The British pound lost 1.1% against the U.S. dollar, the euro was off 0.1%, and the Japanese yen finished the month down by 2.0%. The Canadian dollar was down 1.3% against both the U.S. dollar and the euro.

The Currency Series – Class 1 lost 1.1% for the six months ended June 30, 2005, net of fees and expenses; the Currency Series – Class 2 gained 0.3% for the six months ended June 30, 2005, net of fees and expenses.

For the six months ended June 30, 2005, the Currency Series recorded net loss on investments of $699, net interest of $1,167, and total expenses of $4,413, resulting in a net decrease in Owners’ capital from operations of $3,945. The Net Asset Value per Unit, Class 1, decreased from $102.67 at December 31, 2004, to $101.49 as of June 30, 2005. The Net Asset Value per Unit, Class 2, increased from $103.47 at December 31, 2004, to $103.82 as of June 30, 2005. Total Class 1 subscriptions and redemptions for the six months were $32,351, and $1,300, respectively. There were no Class 2 subscriptions; Class 2 redemptions were $375,000. Ending capital at June 30, 2005, was $47,508 for Class 1 and $63,253 for Class 2. Ending capital at December 31, 2004 was $16,586 for Class 1 and $442,069 for Class 2.

The first week of January saw a sizeable recovery in the U.S. dollar with the euro registering its greatest decline in one week since inception. This was caused by both a liquidation of heavily U.S. dollar negative positioning and also the genesis of a belief that the U.S. dollar may at present levels have fallen far enough to help in addressing the sizeable U.S. trade and current account deficit. Some faint signs that the U.S. administration is also starting to focus on addressing this issue domestically also helped the recovery. As a component of U.S. dollar strength was the development of a theme that we expect to progress through the year of general Asian currency strength versus European currencies. After an unsteady start the market has already started to place a reliance on the positive progression of higher yielding minor currencies with a confidence to which we do not fully subscribe. The sharp U.S. dollar recovery did not suit our positions and it was this and the decline in the value of some of our cross currency strategies that caused the first few days of the year to be negative. However with some judicious shorter term trading and the development of the Asian versus European theme to which we more fully subscribe that allowed us to finish the month with only a marginally negative result. From a portfolio perspective, we made gains in exposures short of U.S. dollar versus Indian rupee, Philippine peso and Brazilian real but we suffered a moderate loss being short Chilean peso. Small losses in the U.S. dollar against Argentinean and Chinese yuan were partially offset against small profits made in U.S. dollar against Thai bait, Singapore and Taiwan dollar. Our perception that the South African rand was too strong proved incorrect and we generated losses in short positions. In euro crosses we made gains in the Czech koruna, Polish zloty, Slovakian koruna but experienced offsetting losses as the euro rose against the Norwegian and Swedish krone. There was also a gain in Turkish lira against the euro. In short term trading strategies we made solid gains in euro versus Japanese yen and U.S. dollar but a loss in euro versus Swiss franc. We had successful trading Swiss franc versus GB sterling and U.S. dollar against the Japanese yen, but had losses in euro against GB sterling and GB sterling against the U.S. dollar. February was an inconclusive month in the foreign exchange market. In the early part of the month the U.S. dollar continued the recovery which had commenced in January. However, and in spite of generally good economic numbers out of the U.S., the U.S. dollar commenced a decline from higher levels from the middle of the month. It may well be that the overwhelming weight of a poor trade, current account and budget deficits are burdens that are still too great to allow for any protracted recovery in the U.S. dollar. Some tentative early signs of a further backing up in U.S. long rates also failed to assist the U.S. dollar and the majority of opportunities in the Foreign Exchange market were frequently yield driven. As we have mentioned before we do not at present share the markets enthusiasm for extensive yield plays in an environment where we anticipate increasing U.S. rates so a number of our portfolio strategies this year are focused upon relative value opportunities. From a portfolio perspective the continued appreciation of Asian currencies contributed to gains and we generated positive returns in positions long of New Zealand dollar, Philippine peso, Singapore dollar, Taiwan dollar, this was somewhat offset by a loss in U.S. dollar versus Indonesian rupiah. We also generated gains being long Mexican peso and short South African rand both against the U.S. dollar and GB pounds. A position long of Brazilian real was profitable but was offset by our being stopped out of a short Chilean peso position In euro crosses we made gains in the Norwegian krone, Polish zloty, Slovakian koruna and Turkish lira versus the euro but experienced offsetting losses as the euro declined against the Hungarian forint. There was also a gain in Turkish lira against the euro. In short term trading strategies we made solid gains in euro versus the U.S. dollar,

GB pound versus the U.S. dollar and in euro versus Swiss franc. We had losses in U.S. dollar and GB pound versus Japanese yen and Australian dollar versus the U.S. dollar. The month of March, in which the competing influences of the weight of the U.S. trade, current account and budget deficits having a negative effect on the U.S. dollar and steadily increasing U.S. interest rates and lackluster economic performance elsewhere in the euro zone and Japan having a positive effect failed to be resolved. The result of this was that U.S. dollar weakness in the early part of the month was followed by some strengthening toward the end of the month. The rising oil price was considered by the markets at the margin to be U.S. dollar positive. The main feature of the month was a fall in the value of a number of yield and emerging market currencies which reacted badly to the prospect of higher oil prices and higher U.S. interest rates, together with a market that had built up substantial long yield currency positions. As we had anticipated weaker minor currencies and have been positioned more in relative value opportunities we were not initially impacted by this deterioration. However we accumulated some new positions before the weakening had run its course and these caused some portfolio losses. Coupled with a lackluster month in trading the result was that we posted a weak result. From a portfolio perspective we experienced losses in U.S. dollar versus Indonesian rupiah and U.S. dollar versus Taiwan dollar as the U.S. dollar reversed toward the end of the month. We were also affected by attempting long Brazilian real against the U.S. dollar, and long Turkish lire against the euro before the U.S. dollar rally had run its course. There were gains in U.S. dollar versus New Zealand dollar, Philippine peso and Polish zloty but these were partially offset by a loss in U.S. dollar versus Singapore dollar. In euro crosses we made gains in the Canadian dollar, Swiss franc, Czech koruna and Hungarian forint, versus the euro, but experienced offsetting losses as the euro rallied against the Polish zloty, Swedish krone, Norwegian krone, and Slovakian koruna. In short term trading strategies we made gains in euro versus the U.S. dollar, GB pound and Swiss franc versus the U.S. dollar. We had losses in euro versus GB pound and U.S. dollar, GB pound and euro versus Japanese yen.

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

In June, there was a continuation of the U.S. dollar rally that started in April. Although we continued to experience underlying strength in the U.S. unit, the move higher was not as impulsive as many commentators expected. A further rate rise from the FOMC and an unchanged bias provided further incentive for U.S. dollar buying, but despite this and talk of rate cuts in Euroland, a break of the psychological 1.20 level in Eur/Usd proved elusive. Economic data out of the U.S. was on the whole positive while European figures remained weak, and the negative sentiment regarding EU continued. Elsewhere, from an interest rate perspective, a 25 bp hike from the Norges bank prompted some profit taking from short euro/ kroner positions, but overall the currency remained strong, while a 50 bp cut from the Riksbank was the precursor to further weakness of the Swedish kroner. In the Latin sphere the Brazilian real continued to attract the yield hunters despite talk of increased U.S. dollar buying interest from the Central bank for the remainder of 2005, and the Mexican peso also extended its gains, even though the tightening cycle was perceived to have ended. Despite a fairly strong start to the month, C-View struggled with some of their shorter term trading, and consequently their overall returns for the month were satisfactory rather than exceptional.

From a portfolio perspective we again realized strong revenues from the continued decline in the New Zealand and Australian dollars, and we also maintained long Brazilian real positions against the U.S. dollar and the Chilean peso. From an Asian perspective we benefited from the continued strength of the Philippine peso, and the Indonesian rupee, but gave up some of these gains in Thai batt. Maintaining short euro positions against the Hungarian florint and Polish zloty, proved successful, but these gains were partly offset by losses in short euro / Japanese yen positions. In short term trading results were again mixed. Despite realizing good gains in short British pound position against the U.S. dollar, euro and Swedish krone, we experienced losses in euro/Swiss franc and Australian dollar.

Dunn Series

The Dunn Series – Class 1 Net Asset Value lost 2.6% for the six months ended June 30, 2006, net of fees and expenses; the Dunn Series – Class 2 Net Asset Value lost 1.2% for the six months ended June 30, 2006, net of fees and expenses.

For the six months ended June 30, 2006, the Dunn Series recorded net gain on investments of $3,954, net interest of $3,517, and total expenses of $3,364, resulting in a net increase in Owners’ capital from operations of $4,107. The Net Asset Value per Unit, Class 1, decreased from $86.83 at December 31, 2005, to $84.54 as of June 30, 2006. The Net Asset Value per Unit, Class 2, decreased from $90.15 at December 31, 2005, to $89.09 as of June 30, 2006. There were no Class 1 subscriptions for the six months. Total Class 1 redemptions were $63,624 for the six month period. There were no Class 2 subscriptions or redemptions for the six month period ending June 30, 2006. Ending Capital at June 30, 2006, was $135,506 for Class 1 and $134,418 for Class 2. Ending capital at December 31, 2005, was $193,425 for Class 1 and $136,016 for Class 2.

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

Dunn Series performance was negative again in February. Global fixed income prices continued to move lower during February benefiting predominately short fixed income positions. Several Fed Governors cited continued strength in the U.S. economy, suggesting that the Fed will continue its tightening bias, with the goal of preemptively suppressing even the intimation of inflation. Short dollar positions suffered from expectations that still higher U.S. interest rates would strengthen the U.S. dollar against most currencies.

Excellent performance in the interest rate sector in March led Dunn Series gains in March, as Central Banks interest rate increases were the driving force for fixed income markets. The European Central Bank, Bank of Canada, Swiss National Bank, Norges Bank (Norway) and the US Federal Reserve all raised their respective overnight rates 25 basis points in March. Also, the Bank of Japan (BOJ) officially ended its quantitative easing program which has been in place since

March of 2001. Since that time, the BOJ has altered its basic monetary approach by targeting the base of money supply instead of short term interest rates. Although this does not necessarily imply there will be higher interest rates in Japan, it removes a significant obstacle in the path toward them.

The Dunn Series gained in April, as short fixed income positions benefited from increasing yields. Participants expected the normalization of global monetary policy to continue, particularly outside the U.S. These same positions benefited from strong U.S. economic data in the form of March’s Producer Price Index and retail sales figures, pushing the long end of the US yield curve above 5%. The Federal Open Market Committee minutes from the Fed’s March meeting suggested the Fed would possibly take a pause in their rate hike cycle. This news was viewed as dollar bearish, thus producing gains in predominantly long foreign currency positions. New all time highs in copper and crude oil led the metal and energy sectors gains.

The Dunn Series had negative performance in May. The FOMC raised its fed funds rate for the 16th time, as expected, to 5.0%. In its accompanying statement, the FOMC suggested future rate increases may yet be needed to address inflation risks, depending on economic outlook. Equity markets surrendered early month gains as inflation concerns gained steam after a strong U.S. Consumer Price Index (CPI) was released. This along with comments by several FOMC members expressing concern over levels of inflation in the U.S. brushed aside any notion of a FOMC pause in raising rates.

The Dunn Series had negative performance in June. Weaker than expected economic data, in the form of a sub-par U.S. unemployment report, boosted fixed income prices which, in turn led to losses in short U.S. bond positions. The program’s short U.S. dollar positions suffered when, despite a 25 basis point increase in Refi rate by the European Central Bank (ECB), analysts interpreted ECB President Trichet’s post-ECB meeting comments as more of a wait-and-see approach to inflation-quenching rate hikes, in contrast to the Federal Open Market Committee’s (FOMC) more aggressive policy as reflected by now 17 consecutive rate hikes. The US PPI and CPI numbers brought attention to the warnings of several FOMC members that inflation should be a concern, as both core numbers were again above the perceived Fed comfort level. This brought back into the spotlight the end of the month FOMC meeting, as expectations of another Fed rate hike gained momentum. The FOMC did not disappoint and raised the Fed Funds rate 25 bps to 5.25% on June 29th.

The Dunn Series – Class 1 lost 3.1% for the six months ended June 30, 2005, net of fees and expenses; the Dunn Series – Class 2 lost 1.6% for the six months ended June 30, 2005, net of fees and expenses.

For the six months ended June 30, 2005, the Dunn Series recorded net loss on investments of $31,962, net interest of $12,813, and total expenses of $7,766, resulting in a net decrease in Owners’ capital from operations of $26,915. The Net Asset Value per Unit, Class 1, decreased from $104.96 at December 31, 2004, to $101.72 as of June 30, 2005. The Net Asset Value per Unit, Class 2, decreased from $105.77 at December 31, 2004, to $104.04 as of June 30, 2005. Total Class 1 subscriptions for the six months were $92,793, and redemptions were $7,933. Total Class 2 subscriptions and redemptions for the period were $61 and $4,000, respectively. Ending Capital at June 30, 2005, was $212,431 for Class 1 and $2,235,244 for Class 2. Ending capital at December 31, 2004, was $117,047 for Class 1 and $2,276,622 for Class 2.

The Dunn Combined Financial portfolio experienced losses in January. Gains in U.S. and non-U.S. interest rates were cancelled out by losses in equities and energies leaving the choppy currency market to dominate the month’s results as foreign currencies sold off against the dollar. These moves were largely supported by comments made by Secretary Snow that the Administration wants a strong dollar, adding that the focus will be on deficit reduction and other steps to sustain the dollar’s strength. These comments caught many investors off guard as most market participants expected the dollar to continue declining as it did in 2004. Energies bottomed out early in the month, largely supported by production cuts that were enacted in early January by OPEC producers. Continued tensions in Iraq, particularly the assassination of the Governor of Baghdad and impending elections at the end of the month kept an added premium in the market. Bonds staged quite a comeback of their own in January, as December’s non-farm payroll numbers were pretty much in line with expectations. Economic releases point to growth while inflation and inflationary expectations look to be in check. Fed officials are standing pat on their “measured pace” stance, but continue to monitor economic data. The bond markets certainly aren’t trading like they are concerned about inflation. Stocks gave back most of their December gains. The Dunn Combined Financial portfolio experienced losses in February. In February the Federal Reserve raised the Fed Funds rate by 25 basis points to 2.5% as expected. The dollar showed strength earlier in the month on Greenspan’s comments that market forces may be on the verge of stabilizing the current account deficit. Bush’s budget forecast also appeared to boost the dollar. The strong dollar trend reversed sharply late in the month largely due to the rumor that South Korea was diversifying its foreign reserves out of dollars and into other currencies creating fear that Japan and China would follow suit. In short, sustained trends have yet to materialize this year. The Dunn Combined Financial portfolio experienced losses in March. A strong February non-farm payroll and surging raw commodity prices pressured the U.S. Treasury market, providing positive traction to our short U.S. sovereign debt positions. Also the Federal Open Market Committee raised the fed funds rate another 25 basis points as expected. Interest rate differentials helped the dollar stage a rally mid-month as the European Central Bank and the Bank of England passed on raising rates at their monthly meeting. As a result we experienced losses in our short non-U.S. interest rate positions and long foreign currency positions. Even though OPEC increased its production quota by 500,000 barrels per day, crude oil prices kept their torrid pace, and we were able to profit from it. All-in-all major trends are yet to develop this year.

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

The DUNN Combined Financial program gained in June. The words of various central bankers spoke louder than any concrete actions, but seemingly were sufficient to propel global fixed income markets higher. First, comments by U.S. Federal Reserve (Fed) member Richard Fisher suggested that the Fed was nearing the end of its rate hike cycle. This was followed by a statement from the European Central Bank’s (ECB) chief economist, Otmar Issing, that the markets almost always correctly predicted the ECB’s actions, suggesting to many that a rate cut was in the cards for the European Union (EU), particularly after Sweden’s central bank, the Riskbank, cut its repo rate by 50 basis points. The Bank of England’s minutes from its June monetary policy meeting showed that two of its nine members voted to cut rates at its last meeting. Currency markets continued to see the U.S. dollar rally as the possibility of lower rates in the EU and UK coupled with the expectation of at least one more rate hike in the U.S. favored the greenback.

Graham Series

The Graham Series – Class 1 Net Asset Value gained 3.6% for the six months ended June 30, 2006, net of fees and expenses; the Graham Series – Class 2 Net Asset Value gained 5.1% for the six months ended June 30, 2006, net of fees and expenses.

For the six months ended June 30, 2006, the Graham Series recorded net gain on investments of $248,912, net interest of $113,252, and total expenses of $234,424, resulting in a net increase in Owners’ capital from operations of $127,740. The Net Asset Value per Unit, Class 1, increased from $82.90 at December 31, 2005, to $85.88 as of June 30, 2006. The Net Asset Value per Unit, Class 2, increased from $85.73 at December 31, 2005, to $90.14 as of June 30, 2006. Total Class 1 subscriptions and redemptions for the six months were $1,160,009 and $1,183,925, respectively. Total Class 2 subscriptions and redemptions for the six months were $6,521,506 and $1,156,944, respectively. Ending capital at June 30, 2006 was $5,865,130 for Class 1 and $7,017,940 for Class 2. Ending capital at December 31, 2005, was $5,642,080 for Class 1 and $1,772,604 for Class 2.

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

April proved to be a strong month for the Graham Series, largely due to significant profits from trends in the fixed income and metals markets. Major global bond markets continued to move lower amid ongoing speculation that the U.S. Federal Reserve, the European Central Bank and the Bank of Japan would continue to tighten global interest rates throughout the remainder of 2006. The decline in global bond prices continued to result in higher yields throughout the U.S., Europe and Japan. Major U.S. equity indices finished the month relatively mixed as the specter of higher interest rates and soaring energy prices ultimately weighed on U.S. equity markets. Elsewhere, European equity prices declined modestly amid sagging investor confidence in Germany, while the Nikkei posted 16-year highs before selling off in response to China’s decision to raise its benchmark interest rate. The U.S. dollar declined sharply versus the major global currencies. The U.S dollar posted 11-month lows versus the euro and 3-month lows versus the Japanese yen amid ongoing speculation concerning higher global interest rates and renewed concerns regarding the long-term outlook for the U. S. dollar. Crude oil prices posted record highs during the month amid continuing global unrest, increased demand among China and India, and reports of declining U.S. inventories. Natural gas prices, however, turned bearish, as mild weather and ample inventories led to a major sell off. In the metals markets, gold soared to 25-year highs, as investors sought refuge from a weakening U.S. dollar, and base metals surged to multi-year highs amid increased industrial demand worldwide.

The favorable market conditions experienced throughout the first four months of 2006 abruptly gave way to a volatile and choppy environment during May, as renewed doubts concerning the U.S. economy and rising geopolitical tensions led to extremely difficult trading conditions during the latter half of the month. Losses for the month were primarily attributable to unexpected volatility within the global fixed income sector and a sharp and sudden decline in global equity prices. Major global bond markets experienced significant volatility during the latter half of the month, as the release of weaker-than-expected economic data triggered renewed uncertainty concerning the strength of the U.S. economy and the pace of U.S. Federal Reserve policy. Global bond yields finished the month relatively mixed, as yields in the U.S. rose slightly while those in Japan and Europe declined. Major global equity indices finished the month markedly lower amid growing economic uncertainty and rising geopolitical tensions. In the U.S., the NASDAQ declined 6%, the S&P 500 fell 3%, and the Dow Jones Industrial Average lost nearly 2%. Elsewhere, the EuroStoxx 50 declined more than 5% while the Nikkei plunged 8.5%. The U.S. dollar continued to decline versus the major global currencies. The dollar posted 12-month lows versus the euro and 8-month lows versus the Japanese yen, as recent economic data continued to foster a sense of pessimism concerning the long-term outlook for the dollar. Energy prices retreated slightly from record highs amid rising U.S. inventories and easing demand forecasts. In the metals markets, the price of gold posted 26-year highs as investors continued to seek solace from a weakening dollar and rising global tensions, while the price of copper, nickel and zinc surged between 12% and 17%, respectively, amid increased industrial demand worldwide.

The considerable uncertainty which plagued the global markets during June resulted in difficult trading conditions. Losses for the month were primarily attributable to an increase in volatility across the global equity, fixed income, currency and commodities markets, as growing economic uncertainty and rising geopolitical tensions roiled global markets. Major global bond markets continued to experience significant volatility during the month. The release of stronger-than-expected economic data contributed to a sharp mid-month sell-off in the U.S. Treasury market, only to be followed by a late-month rally amid renewed optimism concerning a temporary pause in the U.S. rate tightening cycle following the FOMC’s decision to raise interest rates to 5.25%. Global bond yields generally finished the month higher throughout Europe and Japan. Major global equity indices extended losses early in the month amid inflationary fears and lingering concerns regarding the potential for higher global interest rates. Prices soon reversed, however, as the prospect of a temporary pause in the U.S. rate tightening cycle spurred prices higher late in the month. The U.S. dollar rallied versus many of the major global currencies, rebounding from 12-month lows versus the euro and 8-month lows versus the Japanese yen. The U.S. dollar’s rally proved to be rather short-lived, however, as renewed speculation concerning U.S. interest rate policy led to a modest decline from its intra-month highs. The commodities markets experienced significant volatility during the month. Metals prices declined precipitously for most of the month, only to subsequently rally amid rising geopolitical tensions and renewed global demand concerns. The energy markets experienced similar volatility, as seasonal demand concerns and continued unrest in the Middle East at times spurred prices higher, while increased inventories and renewed diplomatic initiatives often dragged prices lower. Many of the agricultural markets also experienced significant volatility during the month.

The Graham Series – Class 1 lost 18.0% for the six months ended June 30, 2005, net of fees and expenses; the Graham Series – Class 2 lost 16.7% for the six months ended June 30, 2005, net of fees and expenses.

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

Long Only Commodity Series

The Long Only Commodity Series commenced operations on February 24, 2006. The Long Only Commodity Series – Class 1 Net Asset Value gained 9.5% from the start of operations through June 30, 2006, net of fees and expenses; the Long Only Commodity Series – Class 2 Net Asset Value gained 10.3% from the start of operations through June 30, 2006, net of fees and expenses.

For the six months ended June 30, 2006, the Long Only Commodity Series recorded net gain on investments of $491,175, net interest of $72,556, and total expenses of $35,287, resulting in a net increase in Owners’ capital from operations of $528,444. The Net Asset Value per Unit, Class 1, increased from $100.00 at the beginning of operations to $109.46 as of June 30, 2006. The Net Asset Value per Unit, Class 2, increased from $100.00 at the beginning of operations to $110.28 as of June 30, 2006. Total Class 1 subscriptions and redemptions for the six months were $908,293 and $38,189, respectively. Total Class 2 subscriptions and redemptions for the six months were $5,201,000 and $0, respectively. Ending capital at June 30, 2006 was $882,947 for Class 1 and $5,716,601 for Class 2.

Both the Reuters/Jefferies-CRB and Jefferies-CPI indices were up strongly in March, leading to a positive month and first quarter for the Long-Only Series.

Gains in metals and energy resulted in a strong performance in April. Crude oil futures followed through on the previous month’s breakout, peaking at more than $75/bbl before pulling back to finish the month at $71.88/bbl, up 5.8%. Heating oil and gasoline continued trending upward, with the latter peaking just above $2.20/gal and closing the month at $2.09/gal. Lack of demand continued to push natural gas lower, falling more than 11% during April. (All contracts June delivery, prices in U.S. dollars.) Copper continued its meteoric rise in April, with the July contract gaining more than 31% to close the month at $3.22/lb. Most other base metals moved higher in April, as well. In precious metals, the June gold contract tacked on 11.5% to finish at $654/oz. Silver prices plunged on April 20, losing more than 17% in a single day and causing many to wonder if the party was over. It recovered toward the end of the month, however, and finished higher by 17.4% to $13.63/oz. While most soft commodities were range-bound and directionless during April, cotton prices continued a downtrend begun in February and dropped another 5.3%.

Performance was mixed in May. Crude oil futures were volatile and difficult to trade, finishing the month at $71.29/bbl, down $5 from the intraday high on May 2. Heating oil and gasoline were both range-bound with high volatility, finishing the month little changed from April’s close. Natural gas futures prices continued to fall, losing more than 6% during the month. (All contracts July delivery.) The metals markets have been overheated for weeks, and prices peaked on May 11 and beat a hasty retreat after that. In spite of the reversal and a drop of 10% from the intraday high, copper finished the month 12% higher. In precious metals, the August gold contract lost $87 from the May 11 high to finish at $649/oz. Silver prices ended at $12.45/oz., down 8.6% from the April close. Grains were mixed in April, with Wheat breaking out of a trading range, but unable to follow through. Cattle heated up, reversing a downtrend and moving impressively upward through the month. Coffee lost ground, finishing the month 9.4%.

Energy futures continued to be volatile and difficult to trade in June, with crude oil finishing the month at $73.93/bbl, up $1.64 from May’s close. Heating oil was nearly unchanged, and gasoline was up $0.14/gal to $2.22/gal. Natural gas futures prices continued to fall, losing nearly 8% during the month. (All contracts August delivery.) Precious metals prices continued to fall in the first days of the month, with longs apparently capitulating on June 13. Prices moved up after that, although not enough to recover the earlier losses. Copper finished the month -6.5% lower. The August gold contract was lower by 5.1% to finish at $616/oz. September Silver prices ended at $10.92/oz., down 13.1% from the May close and off 27.2% from the May 11 high. The grain complex was just as difficult as every other sector in June, with wheat, corn, and soybeans all displaying volatile prices with little directional movement from which to profit. Cattle futures continued to move upward in June, providing one of very few directional opportunities during the month. Cocoa futures broke out of a trading range and moved sharply upward.

Long/Short Commodity Series

The Long/Short Commodity Series commenced operations on February 24, 2006. The Long/Short Commodity Series – Class 1 Net Asset Value lost 1.5% from the start of operations through June 30, 2006, net of fees and expenses; the Long/Short Commodity Series – Class 2 Net Asset Value lost 0.5% from the start of operations through June 30, 2006, net of fees and expenses.

For the six months ended June 30, 2006, the Long/Short Commodity Series recorded net loss on investments of $666,072, net interest of $218,594, and total expenses of $300,987, resulting in a net decrease in Owners’ capital from operations of $748,465. The Net Asset Value per Unit, Class 1, decreased from $100.00 at the beginning of operations to $98.51 as of June 30, 2006. The Net Asset Value per Unit, Class 2, decreased from $100.00 at the beginning of operations to $99.51 as of June 30, 2006. Total Class 1 subscriptions and redemptions for the six months were $11,526,738 and $14,626, respectively. Total Class 2 subscriptions and redemptions for the six months were $21,241,397 and $0, respectively. Ending capital at June 30, 2006 was $11,202,814 for Class 1 and $20,802,230 for Class 2.

The Energy and Commodities sectors led the way in March as the Long-Short Commodity Series got off to a strong start.

In April, crude oil futures followed through on the previous month’s breakout, peaking at more than $75/bbl before pulling back to finish the month at $71.88/bbl, up 5.8%. Heating oil and gasoline continued trending upward, with the latter peaking just above $2.20/gal and closing the month at $2.09/gal. Lack of demand continued to push natural gas lower, falling more than 11% during April. (All contracts June delivery, prices in U.S. dollars.) Copper continued its meteoric rise in April, with the July contract gaining more than 31% to close the month at $3.22/lb. Most other base metals moved higher in April, as well. In precious metals, the June gold contract tacked on 11.5% to finish at $654/oz. Silver prices plunged on April 20, losing more than 17% in a single day. It recovered toward the end of the month, however, and finished higher by 17.4% to $13.63/oz. While most soft commodities were range-bound and directionless during April, cotton prices continued a downtrend begun in February and dropped another 5.3%.

Performance was negative in May. Crude oil futures were volatile and difficult to trade, finishing the month at $71.29/bbl, down $5 from the intraday high on May 2. Heating oil and gasoline were both range-bound with high volatility, finishing the month little changed from April’s close. Natural gas futures prices continued to fall, losing more than 6% during the month. (All contracts July delivery.) The metals markets have been overheated for weeks, and prices peaked on May 11 and beat a hasty retreat after that. In spite of the reversal and a drop of 10% from the intraday high, Copper finished the month 12% higher. In precious metals, the August gold contract lost $87 from the May 11 high to finish at $649/oz. Silver prices ended at $12.45/oz., down 8.6% from the April close. Grains were mixed in April, with wheat breaking out of a trading range, but unable to follow through. Cattle heated up, reversing a downtrend and moving impressively upward through the month. Coffee lost ground, finishing the month -9.4%.

Energy futures continued to be volatile and difficult to trade in June, with crude oil finishing the month at $73.93/bbl, up $1.64 from May’s close. Heating oil was nearly unchanged, and gasoline was up $0.14/gal to $2.22/gal. Natural gas futures prices continued to fall, losing nearly 8% during the month. (All contracts August delivery.) Precious metals prices continued to fall in the first days of the month, with longs apparently capitulating on June 13. Prices moved up after that, although not enough to recover the earlier losses. Copper finished the month 6.5% lower. The August gold contract was lower by 5.1% to finish at $616/oz. September silver prices ended at $10.92/oz., down 13.1% from the May close and off 27.2% from the May 11 high. The grain complex was just as difficult as every other sector in June, with wheat, corn, and soybeans all displaying volatile prices with little directional movement from which to profit. Cattle futures continued to move upward in June, providing one of very few directional opportunities during the month. Cocoa futures broke out of a trading range and moved sharply upward.

Managed Futures Index Series

The Managed Futures Index Series commenced operations on February 24, 2006. The Managed Futures Index Series – Class 1 Net Asset Value lost 0.7% from the start of operations through June 30, 2006, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value remained virtually unchanged from the start of operations through June 30, 2006, net of fees and expenses.

For the six months ended June 30, 2006, the Managed Futures Index Series recorded net loss on investments of $70,175, net interest of $95,681, and total expenses of $49,408, resulting in a net decrease in Owners’ capital from operations of $23,902. The Net Asset Value per Unit, Class 1, decreased from $100.00 at the beginning of operations to $99.26 as of June 30, 2006. The Net Asset Value per Unit, Class 2, decreased from $100.00 at the beginning of operations to $99.98 as of June 30, 2006. Total Class 1 subscriptions and redemptions for the six months were $234,327 and $81, respectively. Total Class 2 subscriptions and redemptions for the six months were $10,051,000 and $0, respectively. Ending capital at June 30, 2006 was $223,368 for Class 1 and $10,037,976 for Class 2.

Trading activity in the Managed Futures Index Series began in late April 2006. Performance in April and May was positive. June performance, as expected, reflected the performance of the industry as a whole and was down for the month.

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

Each Series allocates funds to a subsidiary Trading Company, or Trading Companies, of the Trust. Each Trading Company allocates all of its daily trading profits or losses to the Series in proportion to each Series’ funds allocated to the Trading Company, adjusted on a daily basis. As of June 30, 2006, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with the each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of June 30, 2006. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Balanced Series: (1)

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$5,706,345	2.5%
Currencies	$3,608,574	1.6%
Stocks / Stock Indices	$1,842,694	0.8%
Metals	$825,141	0.4%
Agriculturals/Softs	$857,163	0.4%
Energy	$1,262,095	0.6%
Total:	$14,102,012	6.3%

Winton Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0.0%
Currencies	$0	0.0%
Stocks / Stock Indices	$0	0.0%
Metals	$0	0.0%
Agriculturals/Softs	$0	0.0%
Energy	$0	0.0%
Total:	$0	0.0%

Currency Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0%
Currencies	$1,263,200	6.7%
Stocks / Stock Indices	$0	0%
Metals	$0	0%
Agriculturals/Softs	$0	0%
Energy	$0	0%
Total:	$1,263,200	6.7%

Dunn Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$34,098	12.6%
Currencies	$3,934	1.5%
Stocks / Stock Indices	$11,270	4.2%
Metals	$1,370	0.5%
Agriculturals/Softs	$3,650	1.4%
Energy	$8,556	3.2%
Total:	$62,878	23.4%

Graham Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$218,550	1.7%
Currencies	$592,384	4.6%
Stocks / Stock Indices	$65,996	0.5%
Metals	$0	0.0%
Agriculturals/Softs	$88,548	0.7%
Energy	$40,867	0.3%
Total:	$1,006,345	7.8%

Campbell/Graham Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$810,390	1.5%
Currencies	$2,008,578	3.8%
Stocks / Stock Indices	$343,512	0.6%
Metals	$109,578	0.2%
Agriculturals/Softs	$143,091	0.3%
Energy	$305,808	0.6%
Total:	$3,720,957	7.0%

Long Only Commodity Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0.0%
Currencies	$0	0.0%
Stocks / Stock Indices	$0	0.0%
Metals	$250,080	3.8%
Agriculturals/Softs	$354,280	5.4%
Energy	$437,640	6.6%
Total:	$1,042,000	15.8%

Long/Short Commodity Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$116,220	0.4%
Currencies	$139,590	0.4%
Stocks / Stock Indices	$37,500	0.1%
Metals	$541,165	1.7%
Agriculturals/Softs	$667,092	2.1%
Energy	$490,734	1.5%
Total:	$1,992,301	6.2%

Managed Futures Index Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$462,505	4.5%
Currencies	$465,953	4.5%
Stocks / Stock Indices	$48,842	0.5%
Metals	$15,334	0.1%
Agriculturals/Softs	$52,187	0.5%
Energy	$144,951	1.4%
Total:	$1,189,772	11.5%

(1)	The Balanced Series invests in Class 2 units of the Currency Series, Graham Series, Campbell/Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series. The Balanced Series effective ownership in these series as of June 30, 2006 was: 68.9% of the Currency Series, 37.2% of the Graham Series, 14.2% of the Campbell/Graham Series, 83.6% of the Long Only Commodity Series, 61.2% of the Long/Short Commodity Series and 97.3% of the Managed Futures Index Series. Including its investment in other Series, total value at risk for the Balanced Series would be $18,722,657, or 8.3% of capitalization as of June 30, 2006.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of June 30, 2006, by market sector.

Interest rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-8 interest rates will remain the primary market exposure of the each Trading Company and accordingly the each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. The first two percent (2.0%) of interest income per annum earned by the Trust for the Balanced Series, Winton Series, Campbell Graham Series, Currency Series, Dunn Series and Graham Series is paid to the Managing Owner. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized income interest and 0.75%. Interest income above 2.0% per these Series is retained by the Series. Interest income earned by the Trust for the Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series is allocated twenty percent (20.0%) being paid to the Managing Owner and eighty percent (80.0%) retained by these Series.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust required to be included in the Trust’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes made in our internal controls during the second quarter that have materially affected or are reasonably likely to materially affect the Trust’s internal controls or financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.2	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents**

1.3	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.4	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the Prospectus as Exhibit A)*****

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)****

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)****

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)****

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)****

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)****

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)****

10.1	Form of Amended and Restated Escrow Agreement among the Registrant, Equinox Fund Management, LLC, Bornhoft Group Securities Corporation and the U.S. Bank National Association, Denver Colorado***

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC*

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor*

10.31	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Long Only Commodity Series of the Registrant****

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Equinox Fund Management, LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Equinox Fund Management, LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC****

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant****

10.4	Form of Cash Management Agreement between Equinox Fund Management, LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Equinox Fund Management, LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002^

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002^

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002^

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002^

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.
**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.

***	Previously filed as like-numbered exhibit to the initial filing of Registration Statement No. 333-129701 and incorporated by reference herein.
****	Previously filed as like-numbered exhibit to the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.
^	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2006	The Frontier Fund (Registrant)

	By:	/s/ Richard E. Bornhoft
Richard E. Bornhoft
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund