Form 10-Q
period 2006-09-30
FRONTIER FUND
filed 2006-11-20
CIK 1261379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended September 30, 2006

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

The Frontier Fund

Statements of Financial Condition

September 30, 2006 and December 31, 2005

	Balanced Series		Winton Series (2)		Campbell/Graham Series (1)
	9/30/2006	12/31/2005	9/30/2006	12/31/2005	9/30/2006	12/31/2005
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS

Cash and cash equivalents	$47,815,176	$12,994,278	$261,265	$198,255	$13,760,722	$3,114,605
Short-term investments	108,758,871	99,549,452	—	1,413,937	31,471,672	16,436,045
Cash held at futures commodity merchants	24,102,302	19,097,934	—	—	8,653,770	5,019,359
Open trade equity	2,280,466	7,145,996	—	—	416,029	97,185
Investments in unconsolidated trading companies	—	3,949,182	55,712	626,070	7,946,464	5,129,155
Inter-series receivables	68,537,289	—	—	—	—	—
Prepaid service fees - Class 1	1,670,491	1,034,673	26	10,946	385,415	294,429
Incentive fees receivable from Managing Owner	—	—	532	—	—	—
Receivable from related parties	1,119,382	—	—	329	514,779	110,889
Other assets	92,157	82,549	249	2,063	26,313	18,257

Total Assets	$254,376,134	$143,854,064	$317,784	$2,251,600	$63,175,164	$30,219,924

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES
Inter-series payables	$—	$—	$—	$—	$5,227,298	$—
Pending owner additions	680,184	1,368,927	—	5,000	144,500	586,595
Owner redemptions payable	106,793	10,588	—	—	136,022	9,687
Incentive fees payable to Managing Owner	29,127	654,345	—	12,209	—	—
Management fees payable to Managing Owner	69,190	54,370	163	3,282	106,341	47,266
Interest fees payable to Managing Owner	288,611	133,428	188	3,753	86,180	39,251
Trading fees payable to Managing Owner	77,484	54,371	41	821	21,266	9,453
Payables to related parties	13,300	20,690	5,676	922	149,535	2,547
Other liabilities	193,932	2,416	32	60	31,016	535

Total Liabilities	1,458,621	2,299,135	6,100	26,047	5,902,158	695,334

MINORITY INTERESTS	3,248,736	5,588,701		—	9,069,799	5,116,544

OWNERS’ CAPITAL
Managing Owner Units - Class 1	183	—	1,003	—	—	—
Managing Owner Units - Class 2	1,683,832	1,087	310,681	1,163	594,939	968
Limited Owner Units - Class 1	206,577,926	114,741,316	—	2,047,247	42,189,229	21,561,490
Limited Owner Units - Class 2	41,406,836	21,223,825	—	177,143	5,419,039	2,845,588

Total Owners’ Capital	249,668,777	135,966,228	311,684	2,225,553	48,203,207	24,408,046

Total Liabilities, Minority Interests and Owners’ Capital	$254,376,134	$143,854,064	$317,784	$2,251,600	$63,175,164	$30,219,924

Units Outstanding
Class 1	2,006,406	1,097,178	10	18,290	470,166	228,642
Class 1a	31,517	N/A	N/A	N/A	N/A	N/A
Class 2	394,834	195,216	3,086	1,533	63,832	29,396
Class 2a	5,165	N/A	N/A	N/A	N/A	N/A

Net Asset Value per Unit
Class 1	$101.52	$104.58	$100.32	$111.93	$89.73	$94.30
Class 1a	$91.49	N/A	N/A	N/A	N/A	N/A
Class 2	$107.92	$108.73	$100.68	$116.27	$94.22	$96.83
Class 2a	$92.62	N/A	N/A	N/A	N/A	N/A

(1)	The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.
(2)	The Beach Series was renamed the Winton Series in May, 2006. (See Note 1)

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

September 30, 2006 and December 31, 2005

	Currency Series		Dunn Series		Graham Series
	9/30/2006	12/31/2005	9/30/2006	12/31/2005	9/30/2006	12/31/2005
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents	$6,769,197	$483,973	$190,750	$98,068	$6,109,600	$822,215
Short-term investments	11,399,735	1,490,688	340,202	403,646	13,709,276	5,015,459
Cash held at futures commodity merchants	1,543,854	875,159	—	—	—	—
Open trade equity	721,111	19,481	—	—	—	—
Investments in unconsolidated trading companies	—	—	—	—	4,452,889	1,640,031
Prepaid service fees - Class 1	47,233	2,804	60	1,464	19,923	31,998
Receivable from related parties	1,337	91	28	—	1,293	1,917
Other assets	4,007	52	215	55	15,295	4,365

Total Assets	$20,486,474	$2,872,248	$531,255	$503,233	$24,308,276	$7,515,985

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES
Liability to unconsolidated trading company	$—	$472,669	$136,530	$166,524	$—	$—
Inter-series payables	13,046,989	—	—	—	16,154,336	—
Pending owner additions	64,400	53,750	—	6,000	5,000	50,000
Owner redemptions payable	—	—	—	—	30,091	13,892
Incentive fees payable to Managing Owner	—	—	—	—	—	—
Management fees payable to Managing Owner	7,443	1,307	—	—	51,149	18,964
Interest fees payable to Managing Owner	33,267	1,519	404	577	39,202	12,542
Trading fees payable to Managing Owner	7,369	327	121	133	10,230	3,793
Payables to related parties	1,039,253	—	150,853	204	238,693	1,981
Other liabilities	6,062	—	1,415	354	7,233	129

Total Liabilities	14,204,783	529,572	289,323	173,792	16,535,934	101,301

MINORITY INTERESTS	—	—	—	—	—	—

OWNERS’ CAPITAL
Managing Owner Units - Class 2	87,995	2,059,895	833	902	368,210	857
Limited Owner Units - Class 1	5,856,564	276,762	125,754	193,425	5,699,664	5,642,080
Limited Owner Units - Class 2	337,132	6,019	115,345	135,114	1,704,468	1,771,747

Total Owners’ Capital	6,281,691	2,342,676	241,932	329,441	7,772,342	7,414,684

Total Liabilities, Minority Interests and Owners’ Capital	$20,486,474	$2,872,248	$531,255	$503,233	$24,308,276	$7,515,985

Units Outstanding
Class 1	60,474	2,834	1,603	2,227	70,719	68,058
Class 2	4,134	20,370	1,395	1,509	24,319	20,676
Net Asset Value per Unit
Class 1	$96.85	$97.66	$78.46	$86.83	$80.60	$82.90
Class 2	$102.83	$101.42	$83.30	$90.15	$85.23	$85.73

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

September 30, 2006

	Long Only Commodity Series (1) 9/30/2006	Long/Short Commodity Series (1) 9/30/2006	Managed Futures Index Series (1) 9/30/2006
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS

Cash and cash equivalents	$2,858,986	$11,058,216	$2,529,461
Short-term investments	4,649,858	24,063,365	5,627,283
Cash held at futures commodity merchants	4,355	4,680,761	1,698,889
Open trade equity	1,010,576	524,294	89,689
Prepaid service fees - Class 1	31,929	291,588	935
Receivable from related parties	1,343	30,597	22
Other assets	4,964	18,509	7,073

Total Assets	$8,562,011	$40,667,330	$9,953,352

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES

Inter-series payables	$5,507,416	$18,995,293	$9,605,957
Pending owner additions	49,000	208,200	—
Incentive fees payable to Managing Owner	—	48,020	—
Management fees payable to Managing Owner	8,184	108,973	16,998
Interest fees payable to Managing Owner	6,620	31,237	8,022
Trading fees payable to Managing Owner	3,282	15,567	4,250
Payables to related parties	3,055	—	3,359
Other liabilities	36	1,810	112

Total Liabilities	5,577,593	19,409,100	9,638,698

MINORITY INTERESTS	—	—	—

OWNERS’ CAPITAL
Managing Owner Units - Class 2	47,585	214,586	48,989
Limited Owner Units - Class 1	2,758,433	18,939,882	263,205
Limited Owner Units - Class 2	178,400	2,103,762	2,460

Total Owners’ Capital	2,984,418	21,258,230	314,654

Total Liabilities, Minority Interests and Owners’ Capital	$8,562,011	$40,667,330	$9,953,352

Units Outstanding
Class 1	28,784	199,744	2,771
Class 2	2,329	24,026	535

Net Asset Value per Unit
Class 1	$95.83	$94.82	$95.00
Class 2	$97.03	$96.49	$96.17

(1)	The Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series of the Trust received additional capital contributions to commence trading operations on February 24, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Statements of Operations

For the Three Months Ended September 30, 2006 and 2005

	Balanced Series		Winton Series (2)		Campbell/Graham Series (1)
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2006	9/30/2005	9/30/2006	9/30/2005	9/30/2006	9/30/2005
Investment Income:
Interest - net	$1,213,667	$303,549	$1,258	$4,142	$379,188	$35,023

Total Income	1,213,667	303,549	1,258	4,142	379,188	35,023

Expenses:
Incentive Fees	54,761	497,283	—	16,328	8,429	54,292
Management Fees	203,999	116,543	181	6,672	323,515	70,032
Service Fees - Class 1	1,462,094	546,246	4	9,547	304,531	76,282
Trading Fees	211,881	122,082	45	1,668	64,677	14,012

Total Expenses	1,932,735	1,282,154	230	34,215	701,152	214,618

Investment gain/(loss) - net	(719,068)	(978,605)	1,028	(30,073)	(321,964)	(179,595)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	(7,940,108)	(2,043,407)	—	—	(1,178,800)	—
Net change in open trade equity	(334,745)	2,752,929	—	—	146,518	—
Trading commissions	(277,199)	(345,129)	—	—	(31,919)	—
Net change in inter-series receivables	(2,587,733)	—	—	—	—	—
Net change in inter-series payables	—	—	—	—	299,003	—
Equity in earnings/(loss) from trading company	—	—	536	208,706	(2,293,289)	388,044

Net gain/(loss) on investments	(11,139,785)	364,393	536	208,706	(3,058,487)	388,044

Minority interests	2,311,199	106,287	—	—	1,064,201	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(9,547,654)	$(507,925)	$1,564	$178,633	$(2,316,250)	$208,449

NET INCOME/(LOSS) PER UNIT
Class 1	$(4.27)	$(1.17)	$0.32	$10.31	$(4.65)	$(0.41)
Class 1a	$(4.01)	N/A	N/A	N/A	N/A	N/A
Class 2	$(3.71)	$(0.43)	$0.68	$11.33	$(4.13)	$0.31
Class 2a	$(3.33)	N/A	N/A	N/A	N/A	N/A

(1)	The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.
(2)	The Beach Series was renamed the Winton Series in May, 2006. (See Note 1.)

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Statements of Operations

For the Three Months Ended September 30, 2006 and 2005

	Currency Series		Dunn Series		Graham Series
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2006	9/30/2005	9/30/2006	9/30/2005	9/30/2006	9/30/2005
Investment Income:
Interest - net	$138,977	$418	$1,799	$6,577	$149,454	$27,632

Total Income	138,977	418	1,799	6,577	149,454	27,632

Expenses:
Incentive Fees	300	(387)	—	—	—	16,989
Management Fees	28,469	2,073	—	—	140,871	59,856
Service Fees - Class 1	39,006	575	971	1,457	42,718	32,851
Trading Fees	22,337	518	374	2,981	28,176	11,981

Total Expenses	90,112	2,779	1,345	4,438	211,765	121,677

Investment gain/(loss) - net	48,865	(2,361)	454	2,139	(62,311)	(94,045)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	(187,882)	—	—	—	—	770,787
Net change in open trade equity	218,051	—	—	—	—	(152,995)
Trading commissions	—	—	—	—	—	(21,933)
Net change in inter-series payables	(82,589)	—	—	—	639,456	—
Equity in earnings/(loss) from trading company	—	921	(18,446)	(360,390)	(1,064,201)	—

Net gain/(loss) on investments	(52,420)	921	(18,446)	(360,390)	(424,745)	595,859

Minority interests	—	—	—	—	—	(343,330)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(3,555)	$(1,440)	$(17,992)	$(358,251)	$(487,056)	$158,484

NET INCOME/(LOSS) PER UNIT
Class 1	$(0.10)	$(0.95)	$(6.08)	$(15.47)	$(5.28)	$0.71
Class 2	$0.65	$(0.20)	$(5.79)	$(15.15)	$(4.91)	$1.38

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Statements of Operations

For the Three Months Ended September 30, 2006

	Long Only Commodity Series (1) (Unaudited) 9/30/2006	Long/Short Commodity Series (1) (Unaudited) 9/30/2006	Managed Futures Index Series (1) (Unaudited) 9/30/2006
Investment Income:
Interest - net	$73,659	$352,326	$97,233

Total Income	73,659	352,326	97,233

Expenses:
Incentive Fees	—	61,818	—
Management Fees	23,393	307,355	51,212
Service Fees - Class 1	7,457	112,290	948
Trading Fees	9,370	43,887	12,803

Total Expenses	40,220	525,350	64,963

Investment gain/(loss) - net	33,439	(173,024)	32,270

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	24,887	(751,290)	(522,087)
Net change in open trade equity	(1,097,133)	(244,236)	108,632
Trading commissions	—	(75,003)	(12,466)
Net change in inter-series payables	756,585	594,191	381,087

Net gain/(loss) on investments	(315,661)	(476,338)	(44,834)

Minority interests	—	—	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(282,222)	$(649,362)	$(12,564)

NET INCOME/(LOSS) PER UNIT
Class 1	$(13.63)	$(3.69)	$(4.26)
Class 2	$(13.25)	$(3.02)	$(3.81)

(1)	The Long Only Commodity Series, Long/Short Commodity Series and the Managed Future Index Series of the Trust commenced trading operations February 24, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Statements of Operations

For the Nine Months Ended September 30, 2006 and 2005

	Balanced Series		Winton Series (2)		Campbell/Graham Series (1)
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2006	9/30/2005	9/30/2006	9/30/2005	9/30/2006	9/30/2005
Investment Income:
Interest - net	$2,956,610	$519,652	$33,769	$9,515	$830,638	$48,340

Total Income	2,956,610	519,652	33,769	9,515	830,638	48,340

Expenses:
Incentive Fees	2,869,054	1,339,173	67,885	16,488	184,247	173,231
Management Fees	542,106	252,880	11,946	16,876	793,490	106,306
Service Fees - Class 1	3,701,182	1,082,283	17,802	23,795	765,572	113,590
Trading Fees	549,693	253,005	2,986	4,216	158,685	21,248

Total Expenses	7,662,035	2,927,341	100,619	61,375	1,901,994	414,375

Investment gain/(loss) - net	(4,705,425)	(2,407,689)	(66,850)	(51,860)	(1,071,356)	(366,035)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	2,756,369	(3,861,234)	—	—	(944,627)	—
Net change in open trade equity	(4,752,980)	5,680,144	—	—	201,942	—
Trading commissions	(1,014,872)	(728,617)	—	—	(72,604)	—
Net change in inter-series receivables	(3,212,711)	—	—	—	—	—
Net change in inter-series payables	—	—	—	—	772,702	—
Equity in earnings/(loss) from trading company	22,289	—	376,000	79,435	(2,260,385)	950,290

Net gain/(loss) on investments	(6,201,905)	1,090,293	376,000	79,435	(2,302,972)	950,290

Minority interests	1,898,877	(155,512)	—	—	815,289	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(9,008,453)	$(1,472,908)	$309,150	$27,575	$(2,559,039)	$584,255

NET INCOME/(LOSS) PER UNIT
Class 1	$(3.06)	$(7.76)	$0.32	$(6.06)	$(4.57)	$(5.17)
Class 1a	$(8.51)	N/A	N/A	N/A	N/A	N/A
Class 2	$(0.81)	$(5.46)	$0.68	$(3.79)	$(2.61)	$(3.36)
Class 2a	$(7.38)	N/A	N/A	N/A	N/A	N/A

(1)	The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.
(2)	The Beach Series was renamed the Winton Series in May, 2006. (See Note 1.)

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Statements of Operations

For the Nine Months Ended September 30, 2006 and 2005

	Currency Series		Dunn Series		Graham Series
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2006	9/30/2005	9/30/2006	9/30/2005	9/30/2006	9/30/2005
Investment Income:
Interest - net	$287,073	$1,585	$5,316	$19,390	$262,706	$50,249

Total Income	287,073	1,585	5,316	19,390	262,706	50,249

Expenses:
Incentive Fees	19,672	(303)	—	12	—	—
Management Fees	98,128	5,169	—	—	262,409	153,839
Service Fees - Class 1	74,065	1,034	3,583	3,457	131,203	83,211
Trading Fees	51,830	1,292	1,126	8,735	52,577	30,829

Total Expenses	243,695	7,192	4,709	12,204	446,189	267,879

Investment gain/(loss) - net	43,378	(5,607)	607	7,186	(183,483)	(217,630)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	28,234	—	—	—	—	(1,216,989)
Net change in open trade equity	(21,940)	—	—	—	—	787,952
Trading commissions	—	—	—	—	—	(43,248)
Net change in inter-series payables	(46,989)	—	—	—	845,664	—
Equity in earnings/(loss) from trading company	—	222	(14,492)	(392,352)	(815,289)	—

Net gain/(loss) on investments	(40,695)	222	(14,492)	(392,352)	30,375	(472,285)

Minority interests	(22,289)	—	—	—	—	(481,782)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(19,606)	$(5,385)	$(13,885)	$(385,166)	$(153,108)	$(1,171,697)

NET INCOME/(LOSS) PER UNIT
Class 1	$(0.81)	$(2.13)	$(8.37)	$(18.71)	$(2.30)	$(17.90)
Class 2	$1.41	$0.15	$(6.85)	$(16.88)	$(0.50)	$(15.99)

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Statements of Operations

For the Nine Months Ended September 30, 2006

	Long Only Commodity Series (1) (Unaudited) 9/30/2006	Long/Short Commodity Series (1) (Unaudited) 9/30/2006	Managed Futures Index Series (1) (Unaudited) 9/30/2006
Investment Income:
Interest - net	$146,215	$570,920	$192,914

Total Income	146,215	570,920	192,914

Expenses:
Incentive Fees	—	107,965	—
Management Fees	46,684	493,762	90,180
Service Fees - Class 1	10,132	154,107	1,643
Trading Fees	18,691	70,503	22,548

Total Expenses	75,507	826,337	114,371

Investment gain/(loss) - net	70,708	(255,417)	78,543

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	24,887	(1,357,761)	(563,881)
Net change in open trade equity	(605,958)	(253,432)	89,688
Trading commissions	—	(125,408)	(21,903)
Net change in inter-series payables	242,584	1,004,707	394,043
Equity in earnings/(loss) from trading company	—	—	—

Net gain/(loss) on investments	(338,487)	(731,894)	(102,053)

Minority interests	—	—	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(267,779)	$(987,311)	$(23,510)

NET INCOME/)LOSS) PER UNIT
Class 1	$(4.17)	$(5.18)	$(5.00)
Class 2	$(2.97)	$(3.51)	$(3.83)

(1)	The Long Only Commodity Series, Long/Short Commodity Series and the Managed Future Index Series of the Trust commenced trading operations February 24, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2006 (Unaudited)

	Balanced Series (1)
	Class 1		Class 1a		Class 2		Class 2a
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, December 31, 2005	—	114,741,316	—	—	1,087	21,223,825	—	—

Sale of Units	—	107,861,997	200	2,988,442	1,700,000	21,780,503	50,000	445,000
Redemption of Units	—	(11,025,507)	—	—	—	(1,089,633)	—	—
Net (decrease) in Owners’ Capital resulting from operations	—	(7,883,189)	(17)	(105,133)	(63,567)	(939,910)	(3,688)	(12,949)

Owners’ Capital, September 30, 2006	$—	$203,694,617	$183	$2,883,309	$1,637,520	$40,974,785	$46,312	$432,051

Owners’ Capital - Units, December 31, 2005	—	1,097,178	—	—	10	195,206	—	—

Sale of Units	—	1,012,888	2	31,515	15,163	194,240	500	4,665
Redemption of Units	—	(103,660)	—	—	—	(9,785)	—	—

Owners’ Capital - Units, September 30, 2006	—	2,006,406	2	31,515	15,173	379,661	500	4,665

Net asset value per unit at December 31, 2005 or at commencement of operations		$104.58		$100.00		$108.73		$100.00

Change in net asset value per unit for three months ended March 31, 2006		4.23		N/A		5.23		N/A

Net asset value per unit at March 31, 2006		$108.81		$100.00		$113.96		$100.00

Change in net asset value per unit for three months ended June 30, 2006		(3.02)		(4.50)		(2.33)		(4.05)

Net asset value per unit at June 30, 2006		$105.79		$95.50		$111.63		$95.95

Change in net asset value per unit for three months ended September 30, 2006		(4.27)		(4.01)		(3.71)		(3.33)

Net asset value per unit at September 30, 2006		$101.52		$91.49		$107.92		$92.62

(1)	The Balanced Series Classes 1a and 2a of the Trust commenced trading operations on April 26, 2006

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2006 (Unaudited)

	Winton Series (1)				Campbell/Graham Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, December 31, 2005	—	2,047,247	1,163	177,143	—	21,561,490	968	2,845,588

Sale of Units	1,000	771,916	310,000	30,200	—	25,088,298	600,000	3,114,172
Redemption of Units	—	(3,102,189)	—	(233,946)	—	(2,133,217)	—	(315,053)
Net increase (decrease) in Owners’ Capital resulting from operations	3	283,026	(482)	26,603	—	(2,327,342)	(6,029)	(225,668)

Owners’ Capital, September 30, 2006	$1,003	$—	$310,681	$—	$—	$42,189,229	$594,939	$5,419,039

Owners’ Capital - Units, December 31, 2005	—	18,290	10	1,523	—	228,642	10	29,386

Sale of Units	10	6,451	3,086	251	—	264,482	6,305	31,297
Redemption of Units	—	(24,741)	(10)	(1,774)	—	(22,958)	—	(3,166)

Owners’ Capital - Units, September 30, 2006	10	—	3,086	—	—	470,166	6,315	57,517

Net asset value per unit at December 31, 2005 or commencement of operations		$100.00		$100.00		$94.30		$96.83

Change in net asset value per unit for three months ended March 31, 2006		N/A		N/A		2.60		3.40

Net asset value per unit at March 31, 2006		$100.00		$100.00		$96.90		$100.23

Change in net asset value per unit for three months ended June 30, 2006		N/A		N/A		(2.52)		(1.88)

Net asset value per unit at June 30, 2006		$100.00		$100.00		$94.38		$98.35

Change in net asset value per unit for three months ended September 30, 2006		0.32		0.68		(4.65)		(4.13)

Net asset value per unit at September 30, 2006		$100.32		$100.68		$89.73		$94.22

(1)	The Winton Series began trading on August 11, 2006. (See Note 1.)

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2006 (Unaudited)

	Currency Series				Dunn Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, December 31, 2005	—	276,762	2,059,895	6,019	—	193,425	902	135,114

Sale of Units	—	5,762,247	—	331,000	—	—	—	—
Redemption of Units	—	(134,626)	(2,000,000)	—	—	(63,624)	—	(10,000)
Net increase (decrease) in Owners’ Capital resulting from operations	—	(47,819)	28,100	113	—	(4,047)	(69)	(9,769)

Owners’ Capital, September 30, 2006	$—	$5,856,564	$87,995	$337,132	$—	$125,754	$833	$115,345

Owners’ Capital - Units, December 31, 2005	—	2,834	20,311	59	—	2,227	10	1,499

Sale of Units	—	59,039	—	3,219	—	—	—	—
Redemption of Units	—	(1,399)	(19,455)	—	—	(624)	—	(114)

Owners’ Capital - Units, September 30, 2006	—	60,474	856	3,278	—	1,603	10	1,385

Net asset value per unit at December 31, 2005 or at commencement of operations		$97.66		$101.42		$86.83		$90.15

Change in net asset value per unit for three months ended March 31, 2006		0.57		1.35		(0.72)		(0.08)

Net asset value per unit at March 31, 2006		$98.23		$102.77		$86.11		$90.07

Change in net asset value per unit for three months ended June 30, 2006		(1.28)		(0.59)		(1.57)		(0.98)

Net asset value per unit at June 30, 2006		$96.95		$102.18		$84.54		$89.09

Change in net asset value per unit for three months ended September 30, 2006		(0.10)		0.65		(6.08)		(5.79)

Net asset value per unit at September 30, 2006		$96.85		$102.83		$78.46		$83.30

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2006 (Unaudited)

	Graham Series				Long Only Commodity Series (1)
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, December 31, 2005	—	5,642,080	857	1,771,747	—	—	—	—

Sale of Units	—	1,621,285	391,309	1,167,697	—	3,095,483	51,000	199,250
Redemption of Units	—	(1,442,411)	—	(1,227,114)	—	(93,536)	—	—
Net increase (decrease) in Owners’ Capital resulting from operations	—	(121,290)	(23,956)	(7,862)	—	(243,514)	(3,415)	(20,850)

Owners’ Capital, September 30, 2006	$—	$5,699,664	$368,210	$1,704,468	$—	$2,758,433	$47,585	$178,400

Owners’ Capital - Units, December 31, 2005	—	68,058	10	20,666	—	—	—	—

Sale of Units	—	19,362	4,310	12,923	—	29,657	490	1,839
Redemption of Units	—	(16,701)	—	(13,590)	—	(873)	—	—

Owners’ Capital - Units, September 30, 2006	—	70,719	4,320	19,999	—	28,784	490	1,839

Net asset value per unit at December 31, 2005 or at commencement of operations (1)		$82.90		$85.73		$100.00		$100.00

Change in net asset value per unit for three months ended March 31, 2006		1.15		1.83		3.82		4.08

Net asset value per unit at March 31, 2006		$84.05		$87.56		$103.82		$104.08

Change in net asset value per unit for three months ended June 30, 2006		$1.83		$2.58		$5.64		$6.20

Net asset value per unit at June 30, 2006		$85.88		$90.14		$109.46		$110.28

Change in net asset value per unit for three months ended September 30, 2006		$(5.28)		$(4.91)		$(13.63)		$(13.25)

Net asset value per unit at September 30, 2006		$80.60		$85.23		$95.83		$97.03

(1)	The Long Only Commodity Series of the Trust commenced trading operations on February 24, 2006

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2006 (Unaudited)

	Long/Short Commodity Series (1)				Managed Futures Index Series (1)
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, December 31, 2005	—	—	—	—	—	—	—	—

Sale of Units	—	20,042,399	221,000	2,224,225	—	375,679	51,000	2,500
Redemption of Units	—	(202,083)	—	(40,000)	—	(91,015)	—	—
Net increase (decrease) in Owners’ Capital resulting from operations	—	(900,434)	(6,414)	(80,463)	—	(21,459)	(2,011)	(40)

Owners’ Capital, September 30, 2006	$—	$18,939,882	$214,586	$2,103,762	$—	$263,205	$48,989	$2,460

Owners’ Capital - Units, December 31, 2005	—	—	—	—	—	—	—	—

Sale of Units	—	201,839	2,224	22,210		3,716	509	26
Redemption of Units	—	(2,095)	—	(408)		(945)	—	—

Owners’ Capital - Units, September 30, 2006	—	199,744	2,224	21,802	—	2,771	509	26

Net asset value per unit at commencement of operations (1)		$100.00		$100.00		$100.00		$100.00

Change in net asset value per unit for three months ended March 31, 2006		0.94		1.20		(0.11)		0.11

Net asset value per unit at March 31, 2006		$100.94		$101.20		$99.89		$100.11

Change in net asset value per unit for three months ended June 30, 2006		(2.43)		(1.69)		(0.63)		(0.13)

Net asset value per unit at June 30, 2006		$98.51		$99.51		$99.26		$99.98

Change in net asset value per unit for three months ended September 30, 2006		(3.69)		(3.02)		(4.26)		(3.81)

Net asset value per unit at September 30, 2006		$94.82		$96.49		$95.00		$96.17

(1)	The Long/Short Commodity Series and the Managed Futures Index Series of the Trust commenced trading operations on February 24, 2006

The accompanying notes are an integral part of these statements.

The Frontier Fund

Notes to Financial Statements

As of September 30, 2006 (Unaudited)

1. Organization

The Frontier Fund, or the Trust, was formed as a Delaware statutory trust on August 8, 2003, with separate Series of Units. Its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances). The Trust is a multi-advisor commodity pool as described in CFTC Regulation § 4.10(d)(2).

The Trust manages nine separate and distinct Series: Balanced Series, Winton Series, Campbell/Graham Series, Currency Series, Dunn Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series (each, a “Series”). The Units of each Series are separated into two sub-classes of Units, except the Balanced Series which has four sub-classes of Units.

On September 24, 2004, the Trust commenced operations for Balanced Series, Winton Series (formerly Beach Series, as described below), Currency Series and Dunn Series. The Graham Series commenced operations as of November 19, 2004. The Campbell/Graham Series commenced operations on February 11, 2005. On February 24, 2006, the Trust commenced operations for the Long Only Commodity, Long/Short Commodity and the Managed Futures Index Series. On May 1, 2006, two new classes of the Balanced Series commenced operations: Balanced Series 1a, and Balanced Series 2a.

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

As a result of the termination of the Agreements, the Trust ceased accepting new subscriptions for the Units in the Beach Series, and, effective April 1, 2006, the Trust ceased assessing all fees on the Beach Series. Upon termination of the Agreements, the Managing Owner delivered written notice to the existing investors in the Beach Series informing them of their exchange and redemption rights as disclosed in the Trust’s prospectus (the “Prospectus”). In addition, the assets of the Balanced Series which had previously been allocated to Beach were reallocated to one or more of the other trading advisors pursuant to the Managing Owner’s asset allocation discretion as disclosed in the Prospectus. On July 31, 2006, all remaining investor accounts in the Beach Series were redeemed.

In May 2006, Beach Series was renamed as Winton Series. For purposes of this report, Beach Series is referred to as Winton Series, regardless of whether the applicable time period referred to is prior or subsequent to the name change, unless explicitly set forth otherwise.

2. Significant Accounting Policies

Basis of Presentation

The interim financial statements of the Series included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005. The Series follow the same accounting policies in the preparation of interim reports as set forth in the annual report. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operation and changes in owners’ capital for the interim periods presented and are not necessarily indicative of a full year’s results. Certain prior year numbers have been reclassified to conform to current year presentation.

The Series, through investing in a subsidiary limited liability trading company or companies (“Trading Company”), place assets under management of certain independent commodity trading advisor(s) (Trading Advisors). The Trading Companies were organized by Equinox Fund Management, LLC (the “Managing Owner”) for the purpose of investing in futures contracts and derivative instruments, and have no operating income or expenses, except for trading income and expenses, all of which is allocated to the Series. Trading Companies in which a Series has a majority equity interest are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method and are carried in the statement of financial condition of such Series at fair value based on the interest of each Series in such Trading Company.

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

Transactions are recorded on a trade date basis and all investments are recorded at fair value in the financial statements, with changes in fair value reported as a component of Realized and Unrealized Gain / (Loss) on Investments in the Statements of Operations. Generally, fair values will be based on quoted market prices; however, in certain circumstances, significant judgments and estimates may be required in determining fair value in the absence of an active market closing price.

The Managing Owner may make judgments that can frequently require estimates about matters that are inherently uncertain. The Managing Owner provides a good faith estimate of the daily net asset value (NAV) for each Series based on such uncertain information. The Managing Owner’s good faith estimates of each Series’ NAV is published daily by the Trust and is used for subscriptions, redemptions and exchanges of all Trust Units, and such Unit transactions are final and not subject to subsequent adjustment unless the estimate of NAV varies from the actual NAV by more than one percent (1.0%) of the Actual NAV as described within the Prospectus.

The Balanced Series, in order to make investments in the Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, advances funds to such Series for the purpose of investing in the respective Trading Company or Trading Companies for such Series on behalf of the Balanced Series. The amount of the funds advanced by the Balanced Series to each of the Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series participates on a pari passu basis with the Class 2 Units of such investee Series. The Balanced Series reflects the change in value of these investments as “Net change in inter-series receivables” in the Statement of Operations. The Balanced Series is subject to the same allocations of income and fees as the Limited Owners of such Series. As a result of fees charged by the investee Series, fees are not charged by the Balanced Series on the capital allocated to investments in affiliated Series, and the Managing Owner monitors such allocations so that aggregate fees of the investee Series on the Balanced Series investments do not exceed the allowable fees of the Balanced Series as provided in the Trust’s Prospectus.

3. Investments in Unconsolidated Trading Companies

The following table summarizes the Balanced Series, Winton Series, Campbell/Graham Series, Dunn Series and Graham Series investments in unconsolidated trading companies as of September 30, 2006, and December 31, 2005. These investments represent cash and open trade equity invested in the trading companies by the Series and cumulative trading profits or losses allocated to the Series by the trading companies. Trading companies allocate trading profits or losses on the basis of the proportion of each Series’ capital allocated for trading to each respective trading company, including both cash and notional funds, which bears no relationship to the amount of cash invested by the Series in the trading company.

	As of September 30, 2006		As of December 31, 2005
Trading Company (1)	Percentage of Net Assets	Fair Value	Percentage of Net Assets	Fair Value
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balanced Series -
Frontier Trading Company I, LLC	—	—	2.90%	$3,949,182

Winton Series -
Frontier Trading Company II, LLC	17.87%	$55,712	28.13%	$626,070

Campbell/Graham Series
Frontier Trading Company VI, LLC	16.49%	$7,946,464	21.01%	5,129,155

Dunn Series -
Frontier Trading Company IV, LLC	N/M (2)	$(136,530)	N/M (2)	$(166,524)

Graham Series -
Frontier Trading Company V, LLC	57.29%	$4,452,889	22.12%	$1,640,031

(1)	The Frontier Trading Company VI, LLC commenced operations on February 11, 2005.
(2).	Not meaningful.

The following tables summarize the Winton Series, Campbell/Graham Series, Currency Series, Dunn Series and Graham Series equity in earnings from trading companies for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30, 2006				Three Months Ended September 30, 2005
Trading Company (1)	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)	Trading Commissions	Realized Loss	Change in Unrealized Gain (Loss)	Net Income (Loss)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Winton Series -
Frontier Trading Company II, LLC	$(77)	$(3,385)	$3,998	$536	$(9,002)	$20,326	$197,382	$208,706

Campbell/Graham Series -
Frontier Trading Company V, LLC	—	—	—	—	$(8,602)	$338,175	$14,053	$343,626
Frontier Trading Company VI, LLC	(48,821)	(2,013,325)	(231,143)	(2,293,289)	(5,049)	4,182	45,285	44,418

Total Series	$(48,821)	$(2,013,325)	$(231,143)	$(2,293,289)	$(13,651)	$342,357	$59,338	$388,044
Currency Series -
Frontier Trading Company III, LLC	—	—	—	—	$0	$1,831	$(910)	$921

Dunn Series -
Frontier Trading Company IV, LLC	$(409)	$(25,884)	$7,847	$(18,446)	$(6,709)	$(183,182)	$(170,499)	$(360,390)

Graham Series -
Frontier Trading Company V, LLC	$(31,919)	$(1,178,800)	$146,518	$(1,064,201)	—	—	—	—

(1)	The Frontier Trading Company VI, LLC commenced operations on February 11, 2005.

The following tables summarize the Balanced Series, Winton Series, Campbell/Graham Series, Currency Series, Dunn Series and Graham Series equity in earnings from trading companies for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended September 30, 2006				Nine Months Ended September 30, 2005
Trading Company (1)	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)	Trading Commissions	Realized Loss	Change in Unrealized Gain (Loss)	Net Income (Loss)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balanced Series –
Frontier Trading Company III, LLC	$0	$24,411	$(2,122)	$22,289	—	—	—	—

Winton Series -
Frontier Trading Company II, LLC	$(16,229)	$1,012,474	$(620,245)	$376,000	$(18,749)	$(61,410)	$159,594	$79,435

Campbell/Graham Series -
Frontier Trading Company V, LLC	—	—	—	—	$(11,418)	$116,252	$377,245	$482,079
Frontier Trading Company VI, LLC	(156,039)	(2,476,487)	372,141	(2,260,385)	(8,209)	200,842	275,578	468,211

Total Series	$(156,039)	$(2,476,487)	$372,141	$(2,260,385)	$(19,627)	$317,094	$652,823	$950,290

Currency Series -
Frontier Trading Company III, LLC	—	—	—	—	$0	$5,003	$(4,781)	$222

Dunn Series -
Frontier Trading Company IV, LLC	$(1,570)	$(46,746)	$33,824	$(14,492)	$(17,753)	$(420,901)	$46,302	$(392,352)

Graham Series -
Frontier Trading Company V, LLC	$(72,604)	$(944,627)	$201,942	$(815,289)	—	—	—	—

(1)	The Frontier Trading Company VI, LLC commenced operations on February 11, 2005.

The unaudited condensed statements of financial condition as of September 30, 2006, and December 31, 2005 for the unconsolidated trading companies are as follows:

Condensed Statements of Financial Condition – September 30, 2006	Frontier Trading Company II, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash held at futures commodities merchants	$4,701,440	$1,544,538	$8,653,770	$12,253,987
Open trade equity	1,499,197	465,169	416,029	(547,677)

Total Assets	$6,200,637	$2,009,708	$9,069,799	$11,706,310

Members’ equity	$6,200,637	$2,009,708	$9,069,799	$11,706,310

Condensed Statements of Financial Condition – December 31, 2005	Frontier Trading Company II, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash held at futures commodities merchants	$3,604,769	$1,939,800	$5,019,359	$8,077,776
Open trade equity	3,527,640	187,880	97,185	(1,222,005)

Total Assets	$7,132,409	$2,127,680	$5,116,544	$6,855,771

Members’ equity	$7,132,409	$2,127,680	$5,116,544	$6,855,771

(1)	The Frontier Trading Company VI, LLC commenced operations on February 11, 2005.

The unaudited condensed statements of income for the three and nine months ended September 30, 2006, for the unconsolidated trading companies are as follows:

	Frontier Trading Company II, LLC	Frontier Trading Company III, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Condensed Statements of Income – For the Three Months Ended September 30, 2006
Interest income	$5,824	$—	$30,553	$67,283	$133,191
Net realized gain (loss) on investments, less commissions	(1,232,247)		(1,648,350)	(2,654,190)	(1,843,478)
Change in open trade equity	1,440,321	—	406,154	139,258	(680,898)

Net income (loss)	$213,898	—	$(1,211,643)	$(2,447,649)	$(2,391,185)

Condensed Statements of Income – For the Nine Months Ended September 30, 2006
Interest income	$135,023	$—	$78,369	$218,968	$344,469
Net realized loss on investments, less commissions	5,814,902	—	(2,296,725)	(1,947,785)	(5,048,642)
Change in open trade equity	(2,087,641)	—	277,406	318,844	683,987

Net income (loss)	$3,862,284	$—	$(1,940,950)	$(1,409,973)	$(4,020,186)

	Frontier Trading Company II, LLC	Frontier Trading Company III, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Condensed Statements of Income – For the Three Months Ended September 30, 2005
Interest income	$39,232	$4,663	$23,985	$45,165	$34,124
Net realized gain (loss) on investments, less commissions	189,969	45,544	(1,010,027)	748,824	75,671
Change in open trade equity	2,411,201	(16,101)	(891,438)	(152,995)	43,372

Net income (loss)	$2,640,402	$34,106	$(1,877,480)	$640,994	$153,167

Condensed Statements of Income – For the Nine Months Ended September 30, 2005
Interest income	$73,161	$11,189	$57,254	$78,036	$60,783
Net realized loss on investments, less commissions	(885,219)	88,297	(2,185,804)	(1,260,237)	953,289
Change in open trade equity	1,802,513	(10,900)	555,355	787,952	1,351,163

Net income (loss)	$990,455	$88,586	$(1,573,195)	$(394,249)	$2,365,235

4. Transactions with Affiliates

Equinox Fund Management LLC contributes funds to the Trust in order to have a 1% interest in the aggregate capital, profits and losses of all Series and in return will receive units designated as general units in the Series in which the Managing Owner invests such funds. The general units may only be purchased by the Managing Owner and may be subject to no advisory fees or advisory fees at reduced rates. Otherwise, the general units hold the same rights as the limited units. The Managing Owner is required to maintain at least a 1% interest (“Minimum Purchase Commitment”) in the aggregate capital, profits and losses of all Series so long as it is acting as the Managing Owner of the Trust. Such contribution was made by the Managing Owner before trading commenced for the Trust and will be maintained throughout the existence of the Trust, and the Managing Owner will make such purchases as are necessary to effect this requirement. Additionally, during 2006, the Managing Owner agreed with certain regulatory bodies to maintain a 1% interest specifically in the Balanced Series Class 1a Units and Balanced Series Class 2a Units, aggregated, and each of the Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series. The 1% interest in these specific Series is included in computing the Minimum Purchase Commitment in aggregate capital. In addition to the General Units the Managing Owner receives in respect of its Minimum Purchase Commitment, the Managing Owner may purchase Limited Units in any Series as a Limited Owner. All Units purchased by the Managing Owner are held for investment purposes only and not for resale.

On February 24, 2006, the Managing Owner invested $1,000 in each of the Long Only Commodity Series, Class 2, Long/Short Commodity Series, Class 2 and the Managed Futures Index Series, Class 2. On March 31, 2006, the Managing Owner invested $1.2 million in the Balanced Series, Class 2, $100,000 in the Campbell Graham Series, Class 2 and $50,000 in each of the Long Only Commodity Series, Class 2, Long/Short Commodity Series, Class 2 and the Managed Futures Index Series, Class 2. Also, on March 31, 2006, the Managing Owner redeemed $1.0 million of its interest in the Currency Series, Class 2. On April 28, 2006, the Managing Owner invested $1,309 in the Graham Series, Class 2 and redeemed a like amount in the Winton Series, Class 2. On May 1, 2006 the Managing Owner invested $200 in the Balanced Series, Class 1a and $50,000 in the Balanced Series, Class 2a. On May 31, 2006, the Managing Owner invested $260,000 in the Graham Series, Class 2 and $50,000 in the Long/Short Commodity Series, Class 2. On June 30, 2006, the Managing Owner invested $130,000 in the Graham Series, Class 2 and $20,000 in the Long/Short Commodity Series, Class 2. On August 11, 2006, the Managing Owner invested $30,000 in the Long/Short Commodity Series, Class 2, $1,000 in the Winton Series, Class 1 and $100,000 in the Winton Series, Class 2. On September 29, 2006, the Managing Owner invested $70,000 in the Long/Short Commodity Series, Class 2 and $210,000 in the Winton Series, Class 2. On that same date, the Managing Owner invested $500,000 in each of the Balanced Series, Class 2 and the Campbell Graham Series, Class 2 and redeemed $1,000,000 in the Currency Series, Class 2. The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner.

On January 13, 2006, Richard E. Bornhoft, President of the Managing Owner, redeemed $4,165 from the Graham Series, Class 1. On January 17, 2006, Mr. Bornhoft invested $4,165 in the Campbell/Graham Series, Class 2. Mr. Bornhoft exchanged all of his Winton Series Units for the same class of Units in the Graham Series on April 28, 2006: $1,251 Class 1 and $1,309 Class 2. On June 7, 2006, Mr. Bornhoft redeemed $250 from Balanced Series, Class 1, $750 from Campbell/Graham Series, Class 1, $750 from Dunn Series, Class 1 and $1,000 from Graham Series, Class 1. Mr. Bornhoft redeemed $17,500 from Graham Series, Class 2 on June 14, 2006. On August 11, 2006, Mr. Bornhoft redeemed $5,000 from the Campbell/Graham Series, Class 2 and $10,000 from the Dunn Series, Class 2. Mr. Bornhoft may make purchases or redemptions at any time on the same terms as any Limited Owner. No other principal of the Managing Owner or affiliates own any beneficial interest in the Trust but are allowed to do so.

The Balanced Series, in order to make investments in the Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, advances funds to such Series, for the purpose of investing in the respective Trading Company or Trading Companies for such Series on behalf of the Balanced Series. The Balanced Series advanced $8,000,000 to the Currency Series on January 31, 2006, $5,000,000 to the Long Only Commodity Series on February 24, 2006, $10,000,000 to the Long/Short Commodity Series on March 3, 2006, $10,000,000 to the Managed Futures Index Series on March 29, 2006, $5,000,000 to the Currency Series on April 24, 2006, $8,000,000 to the Campbell/Graham Series on April 26, 2006, $5,000,000 to the Graham Series on April 28, 2006, $5,000,000 to the Long/Short Commodity Series on May 8, 2006, $5,000,000 to the Long/Short Commodity Series on May 26, 2006, $10,000,000 to the Graham Series on July 17, 2006 and $750,000 to the Long Only Commodity Series on July 28, 2006. In addition, on August 30, 2006, the Balanced Series advanced $2,000,000 to the Graham Series while withdrawing $2,000,000 it had previously advanced to the Campbell/Graham Series. The amount of the funds advanced by the Balanced Series to each of the Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series participates on a pari passu basis with the Class 2 Units of such investee Series. The Balanced Series reflects the change in value of these investments as “Net change in inter-series receivables” in the Statement of Operations. The Balanced Series is subject to the same allocations of income and fees as the Limited Owners of such Series. As a result of fees charged by the investee Series, fees are not charged by the Balanced Series on the capital allocated to investments in affiliated Series, and the Managing Owner monitors such allocations so that aggregate fees of the investee Series on the Balanced Series investments do not exceed the allowable fees of the Balanced Series as provided in the Trust’s Prospectus.

The following table summarizes the Balanced Series advances to and reductions from other Series of the Trust as of September 30, 2006

Nine Months Ending September 30, 2006

(Unaudited)

Name of Series	Amount of Investment January 1, 2006	Additions During Period	Reductions During Period	Amount of Investment September 30, 2006	Earnings in Investments in Inter-Series Receivables Net P/L for the Period	Amount of Dividends or Interest	Value September 30, 2006
Campbell/Graham Series	$0	$8,000,000	$2,000,000	$6,000,000	$(772,702)	$0	$5,227,298
Currency Series	$0	$13,000,000	$0	$13,000,000	$46,989	$0	$13,046,989
Graham Series	$0	$17,000,000	$0	$17,000,000	$(845,664)	$0	$16,154,336
Long Only Commodity Series	$0	$5,750,000	$0	$5,750,000	$(242,584)	$0	$5,507,416
Long/Short Commodity Series	$0	$20,000,000	$0	$20,000,000	$(1,004,707)	$0	$18,995,293
Managed Futures Index Series	$0	$10,000,000	$0	$10,000,000	$(394,043)	$0	$9,605,957

				$71,750,000	$(3,212,711)	$0	$68,537,289

Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets, calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series, 2.0% for the Winton Series, Currency Series, Long Only Commodity Series and the Managed Futures Index Series, 2.5% for the Graham Series and Campbell/Graham Series, and 3.5% for the Long/Short Commodity Series. There is no management fee for the Dunn Series. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series. For the three months ended September 30, 2006, management fees incurred were $203,999 by the Balanced Series, $181 by the Winton Series, $323,515 by the Campbell/Graham Series, $28,469 by the Currency Series, $140,871 by the Graham Series, $23,393 by the Long Only Commodity Series, $307,355 by the Long/Short Commodity Series and $51,212 by the Managed Futures Index Series. For the nine months ended September 30, 2006, management fees incurred were $542,106 by the Balanced Series, $11,946 by the Winton Series, $793,490 by the Campbell/Graham Series, $98,128 by the Currency Series, $262,409 by the Graham Series, $46,684 by the Long Only Commodity Series, $493,762 by the Long/Short Commodity Series and $90,180 by the Managed Futures Index Series. Amounts payable at September 30, 2006 to the Managing Owner for management fees were $69,190 by the Balanced Series, $163 by the Winton Series, $106,341 by the Campbell/Graham Series, $7,443 by the Currency Series, $51,149 by the Graham Series, $8,184 by the Long Only Commodity Series, $108,973 by the Long/Short Commodity Series and $16,998 by the Managed Futures Index Series.

Each Series pays to the Managing Owner a monthly trading fee (FCM Fee) equal to 1/12th of 0.50% of such Series’ Net Asset Value, calculated daily. For the three months ended September 30, 2006, FCM fees incurred were $211,811 by the Balanced Series, $45 by the Winton Series, $64,677 by the Campbell/Graham Series, $22,337 by the Currency Series, $374 by the Dunn Series, $28,176 by the Graham Series, $9,370 by the Long Only Commodity Series, $43,887 by the Long/Short Commodity Series and $12,803 by the Managed Futures Index Series. For the nine months ended September 30, 2006, FCM fees incurred were $549,693 by the Balanced Series, $2,986 by the Winton Series, $158,685 by the Campbell/Graham Series, $51,830 by the Currency Series, $1,126 by the Dunn Series, $52,577 by the Graham Series, $18,691 by the Long Only Commodity Series, $70,503 by the Long/Short Commodity Series and $22,548 by the Managed Futures Index Series. Amounts payable at September 30, 2006 to the Managing Owner for FCM fees were $77,484 by the Balanced Series, $41 by the Winton Series, $21,266 by the Campbell/Graham Series, $7,369 by the Currency Series, $121 by the Dunn Series, $10,230 by the Graham Series, $3,282 by the Long Only Commodity Series, $15,567 by the Long/Short Commodity Series and $4,250 by the Managed Futures Index Series.

In addition, some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series and Long/Short Commodity Series each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Balanced Series or the Long/Short Commodity Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Balanced and Dunn Series and 20% for the Winton, Currency, Graham, Campbell/Graham Series and Long/Short Commodity Series. There is no incentive fee for the Long Only Commodity Series or the Managed Futures Index Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. For the three months ended September 30, 2006, incentive fees incurred were $54,761 by the Balanced Series, $0 by the Winton Series, $8,429 by the Campbell/Graham Series, $300 by the Currency Series, $0 for the Dunn Series, $0 by the Graham Series and $61,818 by the Long/Short Commodity Series. For the nine months ended September 30, 2006, incentive fees incurred were $2,869,054 by the Balanced Series, $67,885 by the Winton Series, $184,247 by the Campbell/Graham Series, $19,672 by the Currency Series, $0 for the Dunn Series, $0 for the Graham Series and $107,965 by the Long/Short Commodity Series. Amounts payable at September 30, 2006 to the Managing Owner for incentive fees were $29,127 by the Balanced Series, and $48,020 by the Long/Short Series. Amounts receivable at September 30, 2006 from the Managing Owner for incentive fees were $532 for the Winton Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham Series, Currency Series, Dunn Series and Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. During the three months ended September 30, 2006, the Trust paid $1,466,823 of such interest income to the Managing Owner. During the nine months ended September 30, 2006, the Trust paid $3,685,216 of such interest income to the Managing Owner.

With respect to Class 1 of each Series, the Series pays monthly to the Managing Owner a service fee at an annualized rate of up to 3.0% (2% for the Long Only Commodity Series and Managed Futures Index Series), which the Managing Owner pays to selling agents of the Trust. For the three months ended September 30, 2006, service fees incurred were $1,462,094 by the Balanced Series, $4 by the Winton Series, $304,531 by the Campbell/Graham Series, $39,006 by the Currency Series, $971 by the Dunn Series, $42,718 by the Graham Series, $7,457 by the Long Only Commodity Series, $112,290 by the Long/Short Commodity Series and $948 by the Managed Futures Index Series. For the nine months ended September 30, 2006, service fees incurred were $3,701,182 by the Balanced Series, $17,802 by the Winton Series, $765,572 by the Campbell/Graham Series, $74,065 by the Currency Series, $3,583 by the Dunn Series, $131,203 by the Graham Series, $10,132 by the Long Only Commodity Series, $154,107 by the Long/Short Commodity Series and $1,643 by the Managed Futures Index Series. Amounts payable at September 30, 2006 to the Managing Owner for service fees (included in other liabilities on the Statements of Financial Condition) were $179,099 by the Balanced Series, $0 by the Winton Series, $29,539 by the Campbell Graham Series, $697 by the Currency Series, $279 by the Dunn Series, $7,233 by the Graham Series, $36 by the Long Only Commodity Series, $1,810 by the Long/Short Commodity Series and $112 by the Managed Futures Index Series. The initial service fee (for the first 12 months) relating to a sale of the Units is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale. Since the Managing Owner is prepaying the initial service fee for the first year and is being reimbursed therefore by the Series monthly in arrears based upon a corresponding percentage of net asset value, it bears the risk and the upside potential of any difference between the amount of the initial service fee prepaid and the amount of the reimbursement thereof as a result of variations in net asset value. For the three months ended September 30, 2006, due to variations in net asset values, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $47,925 for Balanced Series, $21,859 for Campbell Graham Series, $42 for Dunn Series, $2,570

for Graham Series, $631 for Long Only Series, $747 for Long/Short Series and $1,635 for Managed Futures Index Series. For the three months ended September 30, 2006, amounts paid or owing the Managing Owner for excess of monthly service fees over prepaid initial service fees were $30 for Winton Series and $1,538 for the Currency Series.

On September 29, 2006, the Managing Owner exchanged $1.0 million of its interest in Currency Series Class 2 Units for $500,000 interest each in Balanced Series Class 2 Units and Campbell Graham Class 2 Units. The Statements of Financial Condition at September 30, 2006 reflect a payable to related parties by the Currency Series of $1.0 million and a corresponding receivable from related parties of $500,000 for each of the Balanced Series and the Campbell Graham Series.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the net asset value of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $200,986 and $489,970, respectively, for the three months and nine months ended September 30, 2006. Additionally, The Bornhoft Group Corporation provides office space to the Managing Owner, prorates office expenses, and advances certain direct expenses on behalf of the Managing Owner. Under this agreement, the Managing Owner reimbursed The Bornhoft Group Corporation $128,663 for the nine months ended September 30, 2006.

Solon Capital, LLC, an affiliate of the Trust, serves as wholesaler of the Trust by marketing to broker/dealer organizations. For these services, the Managing Owner paid Solon Capital, LLC, $602,959 and $1,469,910, respectively, for the three months and nine months ended September 30, 2006.

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

6. Subsequent Events

The Balanced Series advanced $7,000,000 to the Graham Series on October 19, 2006 and withdrew $3,000,000 it had previously advanced to the Long Only Commodity Series on October 18, 2006.

The Managing Owner invested $100,000 in Units of the Campbell Graham Series, Class 2 and $20,000 in Units of the Long/Short Commodity Series, Class 2 on October 31, 2006.

The Trust commenced accepting Limited Owner subscriptions for the Winton Series on November 1, 2006.

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

As of September 30, 2006, the Trust had nine separate and distinct Series of Units issued and outstanding: Balanced Series, Winton Series, Campbell/Graham Series, Currency Series, Dunn Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series. Each Series of Units, except for the Balanced Series have two separate sub-classes issued and outstanding—Class 1 and Class 2. The Balanced Series has four separate sub-classes of Units issued and outstanding—Class 1, Class 1a, Class 2 and Class 2a. The Trust, with respect to each Series:

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

The Initial Offering Period for the Balanced Series, Winton Series, Currency Series and Dunn Series closed in September 2004. The Initial Offering Period for the Graham Series closed in November 2004. The Initial Offering Period for the Campbell/Graham Series closed in February 2005. The Initial Offering Period for the Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series closed in February 2006. Currently, Units in the Balanced Series, Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series are being offered as of each day of each week and will continue to be offered until the maximum amount of each such Series’ Units which are registered are sold. The Managing Owner may terminate the Continuous Offering Period, as defined in the Prospectus, of any Series at any time.

The Continuous Offering Period of the Dunn Series was terminated by the Managing Owner in February 2006.

Effective as of April 13, 2006, (i) the Advisory Agreement dated as of March 1, 2004 by and among the Trust, Frontier Trading Company II LLC (the “Trading Company II”), the “Managing Owner and Beach Capital Management Limited (“Beach”), which set forth the terms and conditions upon which Beach would render and implement trading advisory services on behalf of the Trading Company II and the Trust with respect to the Beach Series of the Trust and (ii) the Advisory Agreement dated as of March 1, 2004 by and among the Trust, Frontier Trading Company I LLC (the “Trading Company I”), the Managing Owner and Beach, which set forth the terms and conditions upon which Beach would render and implement trading advisory services on behalf of the Trading Company I and the Trust with respect to the assets of the Balanced Series of the Trust allocated to Beach (collectively, the “Agreements”) were terminated. The Agreements were terminated because Beach informed the Managing Owner that Beach had ceased trading pursuant to its Discretionary Program, which was the trading program Beach utilized in providing the trading advisory services under the Agreements.

As a result of the termination of the Agreements, the Trust ceased accepting new subscriptions for the Units in the Beach Series, and the Trust ceased assessing all fees on the Beach Series. Upon termination of the Agreements, the Managing Owner delivered written notice to the existing investors in the Beach Series informing them of their exchange and redemption rights as disclosed in the Trust’s prospectus (the “Prospectus”). In addition, the assets of the Balanced Series which had previously been allocated to Beach were reallocated to one or more of the other trading advisors pursuant to the Managing Owner’s asset allocation discretion as disclosed in the Prospectus. On July 31, 2006, all remaining investor accounts in the Beach Series were redeemed.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the futures commodity merchants in accordance with CFTC segregation requirements. At September 30, 2006, cash deposited at the clearing brokers was $24,102,302 for the Balanced Series, $8,653,770 for the Campbell/Graham Series, $1,543,854 for the Currency Series, $4,680,761 for the Long/Short Commodity Series, $4,355 for the Long Only Commodity Series and $1,698,889 for the Managed Futures Index Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each week. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the United States, or by a person controlled by or supervised by and acting as an instrumentality of the government of the United States pursuant to authority granted by Congress of the United States or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the United States government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham Series, Currency Series, Dunn Series and Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 20% of the Trust’s assets are expected to be committed as required margin for futures contracts and forward and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short term investments, such as money market funds, certificates of deposit (under nine months) and time deposits and held by the futures commodity merchants, the over-the-counter counterparties and by U.S. Federally chartered banks. As of September 30, 2006, such cash equivalents and short term investments included time deposits at Merrill Lynch Bank USA, and money market funds held at Merrill Lynch Investment Managers. Including cash held at US Bank, total cash and cash equivalents and short term investments held at these institutions were $156,574,047 for the Balanced Series, $261,265 for the Winton Series, $45,232,394 for the Campbell/Graham Series, $18,168,932 for the Currency Series, $530,952 for the Dunn Series, $19,818,876 for the Graham Series, $7,508,844 for the Long Only Commodity Series, $35,121,581 for the Long/Short Commodity Series and $8,156,744 for the Managed Futures Index Series.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Balanced Series

The Balanced Series – Class 1 Net Asset Value lost 4.0% and 1.2%, respectively, for the three months ended September 30, 2006 and 2005, net of fees and expenses; the Balanced Series – Class 1a Net Asset Value lost 4.2% for the three months ended September 30, 2006, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value lost 3.3% and 0.4%, respectively, for the three months ended September 30, 2006 and 2005, net of fees and expenses; the Balanced Series – Class 2a Net Asset Value lost 3.5% for the three months ended September 30, 2006, net of fees and expenses .

For the three months ended September 30, 2006, the Balanced Series recorded net loss on investments of $11,139,785, net interest of $1,213,667, and total expenses of $1,932,735, resulting in a net decrease in Owners’ capital from operations of $9,547,654 after minority interests of $2,311,199. For the three months ended September 30, 2005, the Balanced Series recorded net gain on investments of $364,393, net interest of $303,549, and total expenses of $1,282,154, resulting in a net decrease in Owners’ capital from operations of $507,925 after minority interests of $106,287.

Please see additional discussion under “Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 – Balanced Series.”

Winton Series

The Winton Series – Class 1 Net Asset Value gained 0.3% and 11.5%, respectively, for the three months ended September 30, 2006 and 2005, net of fees and expenses; the Winton Series – Class 2 Net Asset Value gained 0.7% and 12.4%, respectively, for the three months ended September 30, 2006 and 2005, net of fees and expenses.

For the three months ended September 30, 2006, the Winton Series recorded net gain on investments of $536, net interest of $1,258, and total expenses of $230, resulting in a net increase in Owners’ capital from operations of $1,564. For the three months ended September 30, 2005, the Winton Series recorded net gain on investments of $208,706, net interest of $4,142, and total expenses of $34,215, resulting in a net increase in Owners’ capital from operations of $178,633.

Please see additional discussion under “Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 – Winton Series.”

Campbell Graham Series

The Campbell/Graham Series – Class 1 Net Asset Value lost 4.9% and 0.4%, respectively, for the three months ended September 30, 2006 and 2005, net of fees and expenses; the Campbell/Graham Series – Class 2 Net Asset Value lost 4.2% and gained 0.3%, respectively for the three months ended September 30, 2006 and 2005, net of fees and expenses.

For the three months ended September 30, 2006, the Campbell/Graham Series recorded net loss on investments of $3,058,487, net interest of $379,188, and total expenses of $701,152, resulting in a net decrease in Owners’ capital from operations of $2,316,250 after minority interests of $1,064,201. For the three months ended September 30, 2005, the Campbell/Graham Series recorded net gain on investments of $388,044, net interest of $35,023, and total expenses of $214,618, resulting in a net increase in Owners’ capital from operations of $208,449.

Please see additional discussion under “Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 – Campbell Graham Series.”

Currency Series

The Currency Series – Class 1 Net Asset Value lost 0.1% and 0.9%, respectively, for the three months ended September 30, 2006 and 2005, net of fees and expenses; the Currency Series – Class 2 Net Asset Value gained 0.6% and lost 0.2%, respectively for the three months ended September 30, 2006 and 2005, net of fees and expenses.

For the three months ended September 30, 2006, the Currency Series recorded net loss on investments of $52,420, net interest of $138,977, and total expenses of $90,112, resulting in a net decrease in Owners’ capital from operations of $3,555. For the three months ended September 30, 2005, the Currency Series recorded net gain on investments of $921, net interest of $418, and total expenses of $2,779, resulting in a net decrease in Owners’ capital from operations of $1,440.

Please see additional discussion under “Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 – Currency Series.”

Dunn Series

The Dunn Series – Class 1 Net Asset Value lost 7.2% and 15.2%, respectively, for the three months ended September 30, 2006 and 2005, net of fees and expenses; the Dunn Series – Class 2 Net Asset Value lost 6.5% and 14.6%, respectively for the three months ended September 30, 2006 and 2005, net of fees and expenses.

For the three months ended September 30, 2006, the Dunn Series recorded net loss on investments of $18,446, net interest of $1,799, and total expenses of $1,345, resulting in a net decrease in Owners’ capital from operations of $17,992. For the three months ended September 30, 2005, the Dunn Series recorded net loss on investments of $360,390, net interest of $6,577, and total expenses of $4,438, resulting in a net decrease in Owners’ capital from operations of $358,251.

Please see additional discussion under “Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 – Dunn Series.”

Graham Series

The Graham Series – Class 1 Net Asset Value lost 6.1% and gained 0.8%, respectively, for the three months ended September 30, 2006 and 2005, net of fees and expenses; the Graham Series – Class 2 Net Asset Value lost 5.4% and gained 1.6%, respectively for the three months ended September 30, 2006 and 2005, net of fees and expenses.

For the three months ended September 30, 2006, the Graham Series recorded net loss on investments of $424,745, net interest of $149,454, and total expenses of $211,765, resulting in a net decrease in Owners’ capital from operations of $487,056. For the three months ended September 30, 2005, the Graham Series recorded net gain on investments of $595,859, net interest of $27,632, and total expenses of $121,677, resulting in a net increase in Owners’ capital from operations of $158,484, net of minority interests of ($343,330).

Please see additional discussion under “Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 – Graham Series.”

Long Only Commodity Series

The Long Only Commodity Series commenced operations on February 24, 2006. The Long Only Commodity Series – Class 1 Net Asset Value lost 12.5% for the three months ended September 30, 2006, net of fees and expenses; the Long Only Commodity Series – Class 2 Net Asset Value lost 12.0% for the three months ended September 30, 2006, net of fees and expenses.

For the three months ended September 30, 2006, the Long Only Commodity Series recorded net loss on investments of $315,661, net interest of $73,659, and total expenses of $40,220, resulting in a net decrease in Owners’ capital from operations of $282,222.

Please see additional discussion under “Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 – Long Only Commodity Series.”

Long/Short Commodity Series

The Long/Short Commodity Series commenced operations on February 24, 2006. The Long/Short Commodity Series – Class 1 Net Asset Value lost 3.7% for the three months ended September 30, 2006, net of fees and expenses; the Long/Short Commodity Series – Class 2 Net Asset Value lost 3.0% for the three months ended September 30, 2006, net of fees and expenses.

For the three months ended September 30, 2006, the Long/Short Commodity Series recorded net loss on investments of $476,338, net interest of $352,326, and total expenses of $525,350, resulting in a net decrease in Owners’ capital from operations of $649,362.

Please see additional discussion under “Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 – Long/Short Commodity Series.”

Managed Futures Index Series

The Managed Futures Index Series commenced operations on February 24, 2006. The Managed Futures Index Series – Class 1 Net Asset Value lost 4.3% for the three months ended September 30, 2006, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value lost 3.8% for the three months ended September 30, 2006, net of fees and expenses.

For the three months ended September 30, 2006, the Managed Futures Index Series recorded a net loss on investments of $44,834, net interest of $97,233, and total expenses of $64,963, resulting in a net decrease in Owners’ capital from operations of $12,564.

Please see additional discussion under “Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 – Managed Futures Index Series.”

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Balanced Series

2006

The Balanced Series – Class 1 Net Asset Value lost 2.9% for the nine months ended September 30, 2006, net of fees and expenses; the Balanced Series – Class 1a Net Asset Value lost 8.5% from the beginning of operations through September 30, 2006, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value lost 0.7% for the nine months ended September 30, 2006, net of fees and expenses; the Balanced Series – Class 2a Net Asset Value lost 7.4% from the beginning of operations through September 30, 2006, net of fees and expenses .

For the nine months ended September 30, 2006, the Balanced Series recorded net loss on investments of $6,201,905, net interest of $2,956,610, and total expenses of $7,662,035, resulting in a net decrease in Owners’ capital from operations of $9,008,453 after minority interests of $1,898,877. The Net Asset Value per Unit, Class 1, decreased from $104.58 at December 31, 2005, to $101.52 at September 30, 2006 and the Class 1a Net Asset Value per Unit decreased from $100.00 at the beginning of operations to $91.49 at September 30, 2006. For Class 2, the Net Asset Value per Unit decreased from $108.73 at December 31, 2005, to $107.92 at September 30, 2006 and the Class 2a Net Asset Value per Unit decreased from $100.00 at the beginning of operations to $92.62 at September 30, 2006. Total Class 1 subscriptions and redemptions for the nine months were $107,861,997 and $11,025,507, respectively. Total Class 1a subscriptions from the beginning of operations to September 30, 2006 were $2,988,642. There were no redemptions. Total Class 2 subscriptions and redemptions for the nine month period were $23,480,503 and $1,089,633, respectively. Total Class 2a subscriptions from the beginning of operations to September 30, 2006 were $495,000. There were no redemptions. Ending capital at September 30, 2006, was $203,694,617 for Class 1, $2,883,492 for Class 1a, $42,612,305 for Class 2 and $478,363 for Class 2a. At December 31, 2005, ending capital was $114,741,316 for Class 1 and $21,224,912 for Class 2.

Strong January and March performances outweighed February losses to give investors a positive first quarter of 2006. Metals continued to be the most profitable sector, followed by interest rates and stock indices. Copper continued to extend the uptrend that began November 2001, while the gold market took a breather and traded in a range of approximately $540 - $580 during the quarter (June delivery). Worldwide bond prices continued to slide, and European and Japanese equity markets rallied, giving traders plenty of opportunity to profit.

Losses in May and June outweighed a profitable April to bring second quarter performance into the red for the Balanced Series. Metals continued to be the most profitable sector year-to-date, closely followed by interest rates. The currency sector has been the most difficult. While global markets in nearly all sectors were difficult to trade in June, losses were kept small.

Net performance in the third quarter was negative, as losses in the energy and interest rate sectors dominated performance. Sharp reversals in energy prices in August adversely affected many of the Balanced Series’ Trading Advisors, and those losses continued in September. After small losses in each of July and August, the currency sector began to recover in September. It remains, however, the worst-performing sector for the year. Range-bound trading limited performance in precious metals, although losses were kept small. Metals remained the most profitable sector for the year, followed by interest rates.

2005

The Balanced Series – Class 1 lost 7.3% for the nine months ended September 30, 2005, net of fees and expenses; the Balanced Series – Class 2 lost 5.1% for the nine months ended September 30, 2005, net of fees and expenses.

For the nine months ended September 30, 2005, the Balanced Series recorded net gain on investments of $1,090,293, net interest of $519,652, and total expenses of $2,927,341, resulting in a net decrease in Owners’ capital from operations of $1,472,908 after minority interests of ($155,512). The Net Asset Value per Unit, Class 1, decreased from $106.03 at December 31, 2004, to $98.27 at September 30, 2005. For Class 2 the Net Asset Value per Unit decreased from $106.85 at December 31, 2004, to $101.39 at September 30, 2005. Total Class 1 subscriptions and redemptions for the nine months were $76,820,687 and $2,207,891, respectively. Total Class 2 subscriptions and redemptions for the period were $13,997,778 and $1,859,147, respectively. Ending capital at September 30, 2005, was $85,916,477 for Class 1 and $32,019,227 for Class 2. At December 31, 2004, ending capital was $11,772,262 for Class 1 and $20,884,923 for Class 2.

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

Winton Series (formerly Beach Series)

2006

The Winton Series – Class 1 Net Asset Value gained 0.3% for the nine months ended September 30, 2006, net of fees and expenses; the Winton Series – Class 2 Net Asset Value gained 0.7% for the nine months ended September 30, 2006, net of fees and expenses.

For the nine months ended September 30, 2006, the Winton Series recorded net gain on investments of $376,000, net interest of $33,769, and total expenses of $100,619, resulting in a net increase in Owners’ capital from operations of $309,150. The Net Asset Value per Unit, Class 1, increased from $100.00 at August 11, 2006 (the date when Winton began trading activities on behalf of the Winton Series), to $100.32 as of September 30, 2006. The Net Asset Value per Unit, Class 2, increased from $100.00 at August 11, 2006, to $100.68 as of September 30, 2006. Total Class 1 subscriptions for the nine months were $772,916, and redemptions were $3,102,189. Total Class 2 subscriptions and redemptions for the nine month period were $340,200, and $233,946, respectively. Ending capital at September 30, 2006, was $1,003 for Class 1 and $310,681 for Class 2. Ending capital at December 31, 2005, was $2,047,247 for Class 1 and $178,306 for Class 2.

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

Some of the trends consolidated in February. While in Europe the stock indices continued to perform well, Japan was a slightly different story with the Topix and Nikkei indices falling nearly 3% on the month. The U.S. markets also ended the month in negative territory. The interest rate sector had a positive month as global interest rates continued to rise in February. The largest percentage yield increase took place in Japan where 2-year Japan Government Bonds (“JGB’s”) went from 0.3% to 0.475% on the back of the Japanese government’s upgrading its economic assessment, characterizing the recovery as under way and broadening. The U.S. dollar performed well, erasing most of its January decline. The Japanese yen was the only major currency to appreciate vs. the U.S. dollar. A combination of warmer than normal temperatures and a continued restoration of hurricane damaged refining and distribution capacity saw a fall in energy prices. Both base metals, with the exception of zinc, and precious metals fell in February; giving back some of the gains of last month. Sugar, one of the best performing commodities this year, also gave back some of its recent gains.

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

In May 2006, Beach Series was renamed as Winton Series. The Trust commenced accepting subscriptions for the Winton Series on November 1, 2006.

For purposes of this report, Beach Series is referred to as Winton Series, regardless of whether the applicable time period referred to is prior or subsequent to the name change, unless explicitly set forth otherwise.

The Winton Series began trading again on August 23, 2006. Trading in the last week of August was profitable.

The growing perception that the interest rate cycle has turned in the US was the dominant theme within the global fixed income markets in September. This was driven by the slowing of the US housing market and the ensuing drag on consumer spending that resulted in a solid performance from the bond portfolio which was up over 1% over the course of the month, producing the highest sector return. This was followed by the equities, which rallied across much of Europe and the Far East. The expectation of lower US interest rates was the main cause of this optimism over stock valuations. A combination of factors, including the calming of the situation in the Middle East and growing levels of inventories, led to a strong decline in the price of oil. This briefly led to crude trading below the $60 level for the first time since March. As a result, the energy portfolio was the worst performing sector for the month. Precious metals also declined across the board, with gold down 5% and silver falling by over 12%. Currency markets were tentatively range bound. The continuing strength of sterling has led to some questioning of its current levels. The ongoing backdrop of the Chinese stance towards its currency bands came to the forefront at the end of the month and led to some short term volatility in yen valuations.

2005

The Winton Series – Class 1 lost 5.7% for the nine months ended September 30, 2005, net of fees and expenses; the Winton Series – Class 2 lost 3.5% for the nine months ended September 30, 2005, net of fees and expenses.

For the nine months ended September 30, 2005, the Winton Series recorded net gain on investments of $79,435, net interest of $9,515, and total expenses of $61,375, resulting in a net increase in Owners’ capital from operations of $27,575. The Net Asset Value per Unit, Class 1, decreased from $106.01 at December 31, 2004, to $99,95 as of September 30, 2005. The Net Asset Value per Unit, Class 2, decreased from $106.84 at December 31, 2004, to $103.05 as of September 30, 2005. Total Class 1 subscriptions for the nine months were $1,063,669, and redemptions were $49,854. Total Class 2 subscriptions and redemptions for the period were $61,500, and $83,490, respectively. Ending capital at September 30, 2005, was $1,539,393 for Class 1 and $147,428 for Class 2. Ending capital at December 31, 2004, was $488,932 for Class 1 and $178,489 for Class 2.

After ending 2004 on a nine-year low the U.S. dollar index rebounded sharply in the first week of January as the currency made over 3% against the Swiss franc and the euro. The U.S. dollar had plunged in the fourth quarter on the back of concerns over the U.S. balance of payments and the Bush administration’s seeming indifference to the currency’s decline. The start of the New Year has focused investors on the prospect of economic growth and rising interest rates in the U.S., which stands in sharp contrast to the outlook for Europe and Japan. The prospect of future interest rate hikes upset the U.S. stock markets and all the indices declined. Base metals also reacted to the currency moves; with aluminum falling over 6% on the month. Bond markets continued to exhibit an unusual degree of independence and for the most part maintained relatively narrow trading ranges. Other commodities put in a small gain on the back of our short positions in soybeans and wheat. The first week of January defined the performance for the month as the U.S. dollar strengthened against the euro. Base metals were also affected by the U.S. dollar move and aluminum was the poorest performer in that sector. Small gains were made on our T-Bond, Bund & JGB positions. In February, the stock index sector had a good month with the majority of markets moving higher, the Hang Seng was our best performing market. We had a quiet month in the interest rates sector, whilst good performance came from our Eurodollar positions our T-Bond positions faired less well leaving the sector slightly positive on the month. Oil prices headed higher during February, benefiting our positions primarily in heating oil and Brent crude. The Metals sector was the best performing sector with both base metals and precious metals moving higher, the portfolio was well positioned to capture moves in nickel, copper and aluminum. Silver climbed over 10% during the month. Other commodities were a little disappointing; profits were recorded from our long coffee positions but these were cancelled out by losses in the grain and oilseed sector. Currencies had a mixed month with profits coming from our Australian dollar positions which were offset by our yen positions and the sector was slightly down on the month for the discretionary programme. Base and precious metals performed well; as prices moved higher during the month. Heating oil performed as inventories were still below the 5-year average benchmarks, leaving the market vulnerable to additional cold weather. March started well with the trends of February following through to the first half of the month. The final two weeks of the month saw reversals of these trends leading to an overall loss in the programme. The global equity markets started declining mid month, particularly in the U.S. as investors became increasingly nervous about the Federal Reserve’s ongoing policy of interest rate increases and the erosion of corporate profits resulting from rising energy and other commodity prices. The European and Far East markets were not immune to the decline as investors are becoming more sensitive to weak economic data from these regions. The rate increase by the Federal Open Market Committee saw the U.S. dollar move sharply higher against the European and Asian / Pacific currencies, affecting our long euro and British pound positions. The interest rate hike was also felt in the other commodities sector as both base (with the exception of aluminum) and precious metals fell following the news. Energy markets had a sharp sell off but ended the month higher with gasoline leading the way as, from a futures prospective, the summer driving season is approaching in the U.S. Energy was the best sector with good profits in gasoline and heating oil. Currencies lost money as the U.S. dollar surged higher following the U.S. rate hike. Aluminum performed well in the metals sector but the gains were offset by losses in gold and silver.

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

The main story for July was the dramatic move in bond yields in the USA. The initial catalyst appears to have been a stronger-than-expected June ISM Purchasing Managers Survey which drove 10-year Treasury yields back above 4.0%. Other positive surprises throughout the month appear to have bolstered the economy - Retail Sales and University of Michigan confidence are notable examples. On the positive side, for the Beach Programs, this improved outlook for the economy helped push the S&P to its best level in over 4 years. European & Asia/Pacific Indices also moved substantially higher during the month as upbeat economic data and generally positive second quarter earnings reports fed the market. The US dollar maintained a broad consolidation range for most of the month, and the losses in the Programs came mainly from positions in the Canadian dollar and the Euro/Sterling cross. The energy complex had a relatively quiet month although heating oil fell back from its seasonally unusual parity with gasoline. Metals and commodities had a quiet month.

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

The Discretionary Program gained 4.19% in August, bringing year to date performance to -13.62%. Good performance came from the Energy Sector with Unleaded Gasoline being the main performance driver. Currencies were the poorest sector with the main loss coming from a British pound position. Stock Indices performed on the back of our long Topix and Nikkei holdings.

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

The stock indices sector was the main profit driver with the TOPIX and IBEX indices being the best performers. In the currency sector the portfolio’s positions in the Canadian dollar and euro performed well.

Campbell Graham Series

2006

The Campbell/Graham Series – Class 1 Net Asset Value lost 4.8% for the nine months ended September 30, 2006, net of fees and expenses; the Campbell/Graham Series – Class 2 Net Asset Value lost 2.7% for the nine months ended September 30, 2006, net of fees and expenses.

For the nine months ended September 30, 2006, the Campbell/Graham Series recorded net loss on investments of $2,302,972, net interest of $830,638, and total expenses of $1,901,994, resulting in a net decrease in Owners’ capital from operations of $2,559,039 after minority interests of $815,289. The Net Asset Value per Unit, Class 1, decreased from $94.30 at December 31, 2005, to $89.73 as of September 30, 2006. The Net Asset Value per Unit, Class 2, decreased from $96.83 at December 31, 2005, to $94.22 as of September 30, 2006. Total Class 1 subscriptions for the nine months ended September 30, 2006 were $25,088,298, and redemptions were $2,133,217. Total Class 2 subscriptions and redemptions for the nine months ended September 30, 2006 were $3,714,172, and $315,053, respectively. Ending capital at September 30, 2006 was $42,189,229 for Class 1 and $6,013,978 for Class 2. Ending capital at December 31, 2005, was $42,189,229 for Class 1 and $11,241,276 for Class 2.

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

Performance was negative in February, although returns remained slightly positive overall for 2006. Prices for crude oil and natural gas fell sharply in February as inventory build-ups weighed on the market in the midst of one of the mildest winters on record in the northeastern U.S. Concern over geopolitical tensions also eased somewhat. While this brought welcome relief at the gas pumps, the trend reversal caused energy sector performance to suffer. Ben Bernanke’s first official appearances as Chairman of the Fed and the reintroduction of the U.S. 30 year bond were digested by the bond markets, as interest rate sector performance was slightly positive. February was a volatile month for U.S. equities, but Euro stocks enjoyed another strong month and contributed solid gains to the portfolio. February’s returns highlighted the downside of trading in energy, which is one of the most volatile market sectors.

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

Unusually difficult trading conditions continued throughout July. The specter of economic uncertainty in the U.S. and expanding hostilities globally continued to plague many global markets, resulting in excessive price volatility across nearly all market sectors. North Korean missile tests, continuing Iranian nuclear defiance, renewed turbulence in Nigeria and the Israel/Lebanon tinderbox all pushed energy prices higher before finding resistance and finishing virtually unchanged for the month. Equity indices were also volatile but ended the month largely unchanged, leading to flat performance.

The economic and geopolitical uncertainty which clouded the global landscape for much of the summer continued into August, and the trading systems used in the Campbell/Graham Series continued to experience mediocre performance. Losses during August were primarily attributable to trading in the global fixed income markets, with smaller losses experienced across the global equity index, currency, soft commodities, and agricultural markets. The Energy sector was dominated by perceptions of an easing in global geopolitical tensions, a mild hurricane season, and steadily rising inventories. These factors led to a sharp sell-off in natural gas (down by 30%) and Crude Oil (fell below $70 per barrel). Unleaded gasoline traded down more than 40 cents in August alone. Profits from Graham in the energy markets were offset by Campbell’s losses in the same sector.

Energy losses overshadowed equity gains in September. The biggest losses occurred in the energy complex where crude prices fell over 11% and heating oil and unleaded gasoline both fell around 14%. The drop in prices was driven by the lack of hurricane activity, a further easing of geopolitical tensions, and adequate physical supplies amid the warmer-than-normal autumn season. Trading in equity indices was positive as economic data (with the exception of housing related figures) continued to show moderate growth with restrained inflation. Small gains were also recorded in currency markets, where losses on cross rates exposures were more than offset by gains on outright positions, despite the historically low volatilities in many of these markets. Small losses were recorded in fixed income as the market continued to believe that the US Fed will not raise rates again in the foreseeable future.

2005

The Campbell/Graham Series commenced operations on February 11, 2005. The Campbell/Graham Series – Class 1 lost 5.2% for the period since commencement of operations through September 30, 2005, net of fees and expenses; the Campbell/Graham Series – Class 2 lost 3.4% for the period since commencement of operations through September 30, 2005.

For the period from commencement of operations through September 30, 2005, the Campbell/Graham Series recorded net gain on investments of $950,290, net interest of $48,340, and total expenses of $414,375, resulting in a net increase in Owners’ capital from operations of $584,255. The Net Asset Value per Unit, Class 1, decreased from $100.00 at commencement of operations on February 11, 2005, to $94.83 as of September 30, 2005. The Net Asset Value per Unit, Class 2, decreased from $100.00 at commencement of operations on February 11, 2005, to $96.64 as of September 30, 2005. Total Class 1 subscriptions for the nine months were $13,873,030, and redemptions were $254,803. Total Class 2 subscriptions and redemptions for the period were $2,061,939, and $0, respectively. Ending capital at September 30, 2005, was $14,101,649 for Class 1 and $2,162,772 for Class 2.

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

Currency Series

2006

The Currency Series – Class 1 Net Asset Value lost 0.1% for the nine months ended September 30, 2006, net of fees and expenses; the Currency Series – Class 2 Net Asset Value gained 0.6% for the nine months ended September 30, 2006, net of fees and expenses.

For the nine months ended September 30, 2006, the Currency Series recorded net loss on investments of $40,695, net interest of $287,073, and total expenses of $243,695, resulting in a net decrease in Owners’ capital from operations of $19,606, after minority interests of ($22,289). The Net Asset Value per Unit, Class 1, decreased from $97.66 at December 31, 2005, to $96.85 as of September 30, 2006. The Net Asset Value per Unit, Class 2, increased from $101.42 at December 31, 2005, to $102.83 as of September 30, 2006. Total Class 1 subscriptions and redemptions for the nine months ending September 30, 2006 were $5,762,247, and $134,626, respectively. Total Class 2 subscriptions and redemptions for the nine months ending September 30, 2006 were $331,000 and $0, respectively. Ending capital at September 30, 2006, was $5,856,564 for Class 1 and $425,127 for Class 2. Ending capital at December 31, 2005 was $276,762 for Class 1 and $2,065,914 for Class 2.

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

In spite of considerable volatility in the middle of the month that led to small losses in the Currency Series, currencies ended July mixed and little changed. While the British pound increased 1% against the US dollar, both the euro and Japanese yen were down -0.2%. The Canadian dollar was down 1.3% against U.S. dollar and down 1.1% against the euro.

The Currency Series recovered strongly in August with profits in Class 2 of 2.29% and Class 1 of 2.03%. While the British pound climbed by 2% and the Japanese yen fell by 2.3%, the euro was little changed against the U.S. dollar during August. In spite of a dramatic decline in crude oil prices, the Canadian dollar displayed real strength as it was up 2.5% against the U.S. dollar and 2.1% against the euro.

The U.S. dollar shirked off continuing structural imbalances and a cooling of the U.S. housing market to show surprising strength in September, gaining 1.1% for the month. The British pound fell 1.7%, the Japanese yen was down by 0.7%, and the euro declined by 1.1% against the U.S. dollar. With a continuing drop in energy prices, the Canadian dollar was down 1.3% against the U.S. dollar and 0.2% against the euro. The unexpected strength in the U.S. dollar led to Class 1 and Class 2 losses of 1.51% and 1.29%, respectively.

2005

The Currency Series – Class 1 lost 2.1% for the nine months ended September 30, 2005, net of fees and expenses; the Currency Series – Class 2 gained 0.1% for the nine months ended September 30, 2005, net of fees and expenses.

For the nine months ended September 30, 2005, the Currency Series recorded net gain on investments of $222, net interest of $1,585, and total expenses of $7,192, resulting in a net decrease in Owners’ capital from operations of $5,385. The Net Asset Value per Unit, Class 1, decreased from $102.67 at December 31, 2004, to $100.54 as of September 30, 2005. The Net Asset Value per Unit, Class 2, increased from $103.47 at December 31, 2004, to $103.62 as of September 30, 2005. Total Class 1 subscriptions and redemptions for the nine months were $134,792, and $16,279, respectively. There were no Class 2 subscriptions; Class 2 redemptions were $375,000. Ending capital at September 30, 2005, was $133,648 for Class 1 and $63,135 for Class 2. Ending capital at December 31, 2004 was $16,586 for Class 1 and $442,069 for Class 2.

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

dollar and GB pounds. A position long of Brazilian real was profitable but was offset by our being stopped out of a short Chilean peso position. In euro crosses we made gains in the Norwegian krone, Polish zloty, Slovakian koruna and Turkish lira versus the euro but experienced offsetting losses as the euro declined against the Hungarian forint. There was also a gain in Turkish lira against the euro. In short term trading strategies we made solid gains in euro versus the U.S. dollar, GB pound versus the U.S. dollar and in euro versus Swiss franc. We had losses in U.S. dollar and GB pound versus Japanese yen and Australian dollar versus the U.S. dollar. The month of March, in which the competing influences of the weight of the U.S. trade, current account and budget deficits having a negative effect on the U.S. dollar and steadily increasing U.S. interest rates and lackluster economic performance elsewhere in the euro zone and Japan having a positive effect failed to be resolved. The result of this was that U.S. dollar weakness in the early part of the month was followed by some strengthening toward the end of the month. The rising oil price was considered by the markets at the margin to be U.S. dollar positive. The main feature of the month was a fall in the value of a number of yield and emerging market currencies which reacted badly to the prospect of higher oil prices and higher U.S. interest rates, together with a market that had built up substantial long yield currency positions. As we had anticipated weaker minor currencies and have been positioned more in relative value opportunities we were not initially impacted by this deterioration. However we accumulated some new positions before the weakening had run its course and these caused some portfolio losses. Coupled with a lackluster month in trading the result was that we posted a weak result. From a portfolio perspective we experienced losses in U.S. dollar versus Indonesian rupiah and U.S. dollar versus Taiwan dollar as the U.S. dollar reversed toward the end of the month. We were also affected by attempting long Brazilian real against the U.S. dollar, and long Turkish lire against the euro before the U.S. dollar rally had run its course. There were gains in U.S. dollar versus New Zealand dollar, Philippine peso and Polish zloty but these were partially offset by a loss in U.S. dollar versus Singapore dollar. In euro crosses we made gains in the Canadian dollar, Swiss franc, Czech koruna and Hungarian forint, versus the euro, but experienced offsetting losses as the euro rallied against the Polish zloty, Swedish krone, Norwegian krone, and Slovakian koruna. In short term trading strategies we made gains in euro versus the U.S. dollar, GB pound and Swiss franc versus the U.S. dollar. We had losses in euro versus GB pound and U.S. dollar, GB pound and euro versus Japanese yen.

The release of U.S. economic data throughout April, although relatively poor, was offset by weaker economic numbers from the Euro zone, leaving the foreign exchange market to drift fairly aimlessly throughout the month. Concern about upward pressures on U.S rates continued in the early part of April, causing liquidation of minor currency yield positions and leading to increased volatility in those markets. Talk of early redemption of Russia’s Paris debt prompted a recovery in the euro which caused some portfolio losses. The possibility of a peg adjustment from China continued, but mitigating this were concerns about higher rates which meant that volatility remained high in the regional currencies, especially the Asian pairings. This resulted in some appreciation of the Japanese yen. The whipsaw actions that were evident across the markets in general not only damaged some of Currency’s core portfolio positions but had a generally detrimental affect on their trading, leading them to post a weak performance result.

From a portfolio perspective Currency was adversely affected by long Taiwan dollar and long Philippine peso positions, experienced losses in maintaining a long Turkish lira position against the euro, and also gave back gains from long Polish zloty against the euro. There were some gains in the U.S. dollar against the Argentine peso, Canadian dollar and Swedish krone, and euro versus Swedish krone and Norwegian krone.

Currency’s short term trading results were mixed with gains in U.S. dollar against Australian dollar and in the euro versus the Swiss franc and Japanese yen, these gains, however, were partially offset by losses in euro against GB sterling. Gains in short term trading were largely negated by losses in euro/dollar and U.S. dollar against GB sterling.

May started with a repeat of the range bound trading conditions Currency had experienced for most of the early part of 2005 but became quite different due to two factors. Firstly an improvement in the economic data out of the U.S. coincided with further evidence that the Euro zone economy was at best limping along.

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

From a mediocre start to the month, where range bound markets made it difficult for Currency to generate consistent revenues from both a portfolio and short term perspective, they were well positioned for the decline in the euro and GB pound and the associated U.S. dollar strength.

From a portfolio perspective, Currency managed to capture good returns from the decline in the Australian dollar, New Zealand dollar and South African rand, along with the continued weakening of the GB pound.

Currency posted good returns in positions long of Mexican peso versus both euro and GB pounds. On the negative side maintaining long euro versus Polish zloty was detrimental but this was more than offset by gains in short euro versus Norwegian krone positions which benefited from the first signs of the authorities being prepared to raise interest rates.

Short term trading results were again mixed as the U.S. dollar tended to trade in a whipsaw fashion during the first half of the month. We saw short term gains in Eur/Usd, Gbp/Usd, and Australian dollar, but saw losses in Canadian dollar.

In June, there was a continuation of the U.S. dollar rally that started in April. Although we continued to experience underlying strength in the U.S. unit, the move higher was not as impulsive as many commentators expected. A further rate rise from the FOMC and an unchanged bias provided further incentive for U.S. dollar buying, but despite this and talk of rate cuts in Euroland, a break of the psychological 1.20 level in Eur/Usd proved elusive. Economic data out of the U.S. was on the whole positive while European figures remained weak, and the negative sentiment regarding EU continued. Elsewhere, from an interest rate perspective, a 25 bp hike from the Norges bank prompted some profit taking from short euro/ kroner positions, but overall the currency remained strong, while a 50 bp cut from the Riksbank was the precursor to further weakness of the Swedish kroner. In the Latin sphere the Brazilian real continued to attract the yield hunters despite talk of increased U.S. dollar buying interest from the Central bank for the remainder of 2005, and the Mexican peso also extended its gains, even though the tightening cycle was perceived to have ended. Despite a fairly strong start to the month, Currency struggled with some of their shorter term trading, and consequently their overall returns for the month were satisfactory rather than exceptional.

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

Currency posted a strong start to July, but as the momentum in the strength of the dollar subsided they gave up some gains and the remainder of the month provided less opportunity with the market becoming range bound.

From a portfolio perspective, Currency continued to realize good returns from the strength in the Brazilian real. Weakness in both Australian and New Zealand dollars was another theme from which they continued to benefit during the first half of the month with notable gains from short New Zealand dollar versus the Canadian dollar. They also benefited from the Chinese adjustment to the yuan peg, and the positive affect the realignment had on other Asian currencies and showed gains in the Singapore dollar, Korean won and the Hong Kong dollar. On the negative side we suffered from the continuing strength displayed by the Chilean peso.

Short euro positions against the Polish zloty and short British pound/Swedish krone positions also produced some added gains, but on the negative side, continued strength in euro/sterling proved difficult. In short term trading, there were losses in Japanese yen against both the US dollar and euro and the Canadian dollar, offset by realized gains in long euro/ dollar views.

August proved to be an uninspiring month for the Foreign Exchange market with range trades holding sway for the most part. The exception to this theme was predominately the Asian currency block that displayed weakness against the US dollar, partially due to the higher oil and also as a number of Asian currencies displayed a somewhat negative reaction to the relatively small size of the prior month’s Chinese revaluation. The Japanese yen weakened after the Japanese governments defeat in the postal vote, despite the continued, positive improvement in the Nikkei. The price of crude also had a positive influence on the Norwegian kroner, while on the negative side it also contributed to an 8% decline in the value of the Indonesian rupiah.

The British pound displayed renewed strength following improved PPI and trade numbers although Currency continued to view the rally in sterling as a selling opportunity.

Currency’s performance for the August was somewhat disappointing because after a robust beginning they experienced a number of trading setbacks caused by short term moves.

From a portfolio perspective, Currency realized good gains in short Indonesia rupiah and Taiwan dollar versus US dollar as the Asian currencies weakened. Their continued belief in the strength of the Norwegian kroner also proved well founded both against the US dollar and the euro. They also realized gains on Brazilian real long positions and long Swiss franc positions against the Japanese yen. On the negative side, they experienced losses on Chilean peso and long Australian dollar positions against the New Zealand dollar and US dollar.

In shorter term trading, Currency suffered losses in the British pound as it strengthened against both the euro and US dollar as well as the Canadian dollar and the euro against the Japanese yen.

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

Overall trading results for September were disappointing, as Currency was unable to capitalize on a robust start and gave up too much alpha in their short term trading results.

From a portfolio perspective Currency produced good revenues from short sterling against Canadian dollar views. They also continued to benefit from the continued weakness in the New Zealand Dollar, as well as renewed strength in the Norwegian kroner. These gains were negated, however, by losses from short sterling positions against the Japanese yen.

Currency’s short term trading results in the dollar block caused the biggest drain on the month as they realized losses in the US unit against the Swiss franc, Japanese yen and Australian dollar. On the positive side, shorter term euro and pound sterling views proved more productive.

Dunn Series

2006

The Dunn Series – Class 1 Net Asset Value lost 9.6% for the nine months ended September 30, 2006, net of fees and expenses; the Dunn Series – Class 2 Net Asset Value lost 7.6% for the nine months ended September 30, 2006, net of fees and expenses.

For the nine months ended September 30, 2006, the Dunn Series recorded net loss on investments of $14,492, net interest of $5,316, and total expenses of $4,709, resulting in a net decrease in Owners’ capital from operations of $13,885. The Net Asset Value per Unit, Class 1, decreased from $86.83 at December 31, 2005, to $78.46 as of September 30, 2006. The Net Asset Value per Unit, Class 2, decreased from $90.15 at December 31, 2005, to $83.30 as of September 30, 2006. There were no Class 1 subscriptions for the nine months. Total Class 1 redemptions were $63,624 for the nine month period. There were no Class 2 subscriptions for the nine month period ending September 30, 2006. Redemptions for this period were $10,000. Ending Capital at September 30, 2006, was $125,754 for Class 1 and $116,178 for Class 2. Ending capital at December 31, 2005, was $193,425 for Class 1 and $136,016 for Class 2.

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

Excellent performance in the interest rate sector in March led to Dunn Series gains in March, as Central Banks interest rate increases were the driving force for fixed income markets. The European Central Bank, Bank of Canada, Swiss National Bank, Norges Bank (Norway) and the US Federal Reserve all raised their respective overnight rates 25 basis points in March. Also, the Bank of Japan (BOJ) officially ended its quantitative easing program which has been in place since March of 2001. Since that time, the BOJ has altered its basic monetary approach by targeting the base of money supply instead of short term interest rates. Although this does not necessarily imply there will be higher interest rates in Japan, it removes a significant obstacle in the path toward them.

The Dunn Series gained in April, as short fixed income positions benefited from increasing yields. Participants expected the normalization of global monetary policy to continue, particularly outside the U.S. These same positions benefited from strong U.S. economic data in the form of March’s Producer Price Index and retail sales figures, pushing the long end of the US yield curve above 5%. The Federal Open Market Committee (“FOMC”) minutes from the Fed’s March meeting suggested the Fed would possibly take a pause in their rate hike cycle. This news was viewed as dollar bearish, thus producing gains in predominantly long foreign currency positions. New all time highs in copper and crude oil led the metal and energy sectors gains.

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

The Dunn Series had negative performance in June. Weaker than expected economic data, in the form of a sub-par U.S. unemployment report, boosted fixed income prices which, in turn led to losses in short U.S. bond positions. The program’s short U.S. dollar positions suffered when, despite a 25 basis point increase in Refi rate by the European Central Bank (ECB), analysts interpreted ECB President Trichet’s post-ECB meeting comments as more of a wait-and-see approach to inflation-quenching rate hikes, in contrast to the FOMC’s more aggressive policy as reflected by now 17 consecutive rate hikes. The US PPI and CPI numbers brought attention to the warnings of several FOMC members that inflation should be a concern, as both core numbers were again above the perceived Fed comfort level. This brought back into the spotlight the end of the month FOMC meeting, as expectations of another Fed rate hike gained momentum. The FOMC did not disappoint and raised the Fed Funds rate 25 bps to 5.25% on June 29th.

The Dunn Series was down in July. No single contract experienced a significant gain or loss but losing contracts outnumbered winning contracts 2 to 1. The Bank of Japan (BOJ) raised its overnight rate by 25 basis points to 0.25% (from zero); this was the first rate hike in Japan in six years. The BOJ’s accompanying statement said further rate hikes would be gradual. Bernard Bernanke, the relatively new chairman of the Federal Reserve System, testified that he expects core inflation and growth to moderate in coming quarters. Also the Peoples Bank of China raised its reserve requirement ratio to 0.5 percentage points, for the stated purpose of decelerating its economy, as days earlier China reported an annual GDP growth of 11.3%, year to year.

Losses continued in the Dunn Series in August. Small gains in interest rates, currencies and metals were offset by losses in agriculturals, stock indices and, in particular, energies. Currencies gains were mainly attributable to long British pound and short Japanese yen positions. The Bank of England surprised the market with a rate hike while the yen weakened on no rate hike from the BOJ. Interest rate gains were helped by our long 10-Year Japanese government bonds positions as Japan’s consumer price index (CPI) was rebased (reformulated) and the predicted change in the CPI due to the rebasing was larger than expected. Losses experienced by the energy sector were primarily due to the sell off of natural gas after prices had peaked earlier this summer due to increased demand for electricity caused by a widespread heat wave. Strength early in the month in crude oil and related products—caused by Middle East conflict and the partial shut down of Prudhoe Bay oil field in Alaska gave way to weakness later in the month as cooler heads prevailed in the Middle East and the initial concerns regarding the Prudhoe Bay situation turned out to be overestimated, leading to net losses in long energy positions.

The return for the Dunn Series was negative in September. Energy prices continued to weaken this month, benefiting short positions. Bearish news of a substantial new oil field in the Gulf of Mexico and a mid-month OPEC meeting with no change in output quotas left crude prices $8 dollars a barrel lower on the month. The FOMC left rates unchanged for a second meeting in a row, but continued to have a tightening bias on the basis that some inflation risk remain. This coupled with weaker than expected economic data, produced losses in our fixed income positions. The Philadelphia Federal Reserve Bank business outlook survey showed manufacturing had slowed to 3-year lows in that region, and the August US housing starts report was weaker than expected.

2005

The Dunn Series – Class 1 lost 17.8% for the nine months ended September 30, 2005, net of fees and expenses; the Dunn Series – Class 2 lost 16.0% for the nine months ended September 30, 2005, net of fees and expenses.

For the nine months ended September 30, 2005, the Dunn Series recorded net loss on investments of $392,352, net interest of $19,390, and total expenses of $12,204, resulting in a net decrease in Owners’ capital from operations of $385,166. The Net Asset Value per Unit, Class 1, decreased from $104.96 at December 31, 2004, to $86.25 as of September 30, 2005. The Net Asset Value per Unit, Class 2, decreased from $105.77 at December 31, 2004, to $88.89 as of September 30, 2005. Total Class 1 subscriptions for the nine months were $100,793, and redemptions were $19,430. Total Class 2 subscriptions and redemptions for the period were $5,061 and $1,781,795, respectively. Ending Capital at September 30, 2005, was $176,496 for Class 1 and $136,636 for Class 2. Ending capital at December 31, 2004, was $117,047 for Class 1 and $2,276,622 for Class 2.

The Dunn combined financial portfolio experienced losses in January. Gains in U.S. and non-U.S. interest rates were cancelled out by losses in equities and energies leaving the choppy currency market to dominate the month’s results as foreign currencies sold off against the dollar. These moves were largely supported by comments made by Secretary Snow that the administration wants a strong dollar, adding that the focus will be on deficit reduction and other steps to sustain the dollar’s strength. These comments caught many investors off guard as most market participants expected the dollar to continue declining as it did in 2004. Energies bottomed out early in the month, largely supported by production cuts that were enacted in early January by OPEC producers. Continued tensions in Iraq, particularly the assassination of the Governor of Baghdad and impending elections at the end of the month kept an added premium in the market. Bonds staged quite a comeback of their own in January, as December’s non-farm payroll numbers were pretty much in line with expectations. Economic releases point to growth while inflation and inflationary expectations look to be in check. Fed officials are standing pat on their “measured pace” stance, but continue to monitor economic data. The bond markets certainly are not trading like they are concerned about inflation. Stocks gave back most of their December gains. The Dunn combined financial portfolio experienced losses in February. In February the Federal Reserve raised the Fed Funds rate by 25 basis points to 2.5% as expected. The dollar showed strength earlier in the month on Greenspan’s comments that market forces may be on the verge of stabilizing the current account deficit. Bush’s budget forecast also appeared to boost the dollar. The strong dollar trend reversed sharply late in the month largely due to the rumor that South Korea was diversifying its foreign reserves out of dollars and into other currencies creating fear that Japan and China would follow suit. In short, sustained trends have yet to materialize this year. The Dunn combined financial portfolio experienced losses in March. A strong February non-farm payroll and surging raw commodity prices pressured the U.S. Treasury market, providing positive traction to our short U.S. sovereign debt positions. Also the FOMC raised the fed funds rate another 25 basis points as expected. Interest rate differentials helped the dollar stage a rally mid-month as the European Central Bank and the Bank of England passed on raising rates at their monthly meeting. As a result we experienced losses in our short non-U.S. interest rate positions and long foreign currency positions. Even though OPEC increased its production quota by 500,000 barrels per day, crude oil prices kept their torrid pace, and we were able to profit from it. All-in-all major trends are yet to develop this year.

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

Graham Series

2006

The Graham Series – Class 1 Net Asset Value lost 2.8% for the nine months ended September 30, 2006, net of fees and expenses; the Graham Series – Class 2 Net Asset Value lost 0.6% for the nine months ended September 30, 2006, net of fees and expenses.

For the nine months ended September 30, 2006, the Graham Series recorded net gain on investments of $30,375, net interest of $262,706, and total expenses of $446,189, resulting in a net decrease in Owners’ capital from operations of $153,108. The Net Asset Value per Unit, Class 1, decreased from $82.90 at December 31, 2005, to $80.60 as of September 30, 2006. The Net Asset Value per Unit, Class 2, decreased from $85.73 at December 31, 2005, to $85.23 as of September 30, 2006. Total Class 1 subscriptions and redemptions for the nine months were $1,621,285 and $1,442,411, respectively. Total Class 2 subscriptions and redemptions for the nine months were $1,559,006 and $1,227,114, respectively. Ending capital at September 30, 2006 was $5,699,664 for Class 1 and $2,072,678 for Class 2. Ending capital at December 31, 2005, was $5,642,080 for Class 1 and $1,772,604 for Class 2.

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

The unusually difficult trading conditions encountered since May continued throughout July, as the Graham Series experienced losses for the month. The specter of economic uncertainty in the U.S. and expanding hostilities globally continued to plague many global markets, resulting in excessive price volatility across nearly all market sectors. Major global bond markets experienced significant volatility during the latter half of the month, as the release of weaker-than-expected economic data triggered renewed uncertainty concerning the strength of the U.S. economy and the pace of U.S. Federal Reserve policy. Global bond yields finished the month relatively mixed, as yields in the U.S. rose slightly while those in Japan and Europe declined. Major global equity indices continued to experience significant volatility during the month. Although many global equity markets declined sharply mid-month amid growing inflationary fears and widening global conflict, equity prices generally rallied later in the month as weaker-than-expected second quarter economic data calmed interest rates concerns. The U.S. dollar finished the month mixed versus many of the major global currencies. The dollar experienced a decidedly turbulent month in the wake of conflicting economic data and shifting global tensions, initially posting near 3-month highs versus the euro, the Japanese yen and the Swiss franc, only to reverse sharply lower. The dollar finished the month with only modest gains versus the euro, the yen and the franc, and experienced fairly significant declines versus the Mexican peso, the South African rand, the Australian dollar and the British pound. Weather-related concerns, global unrest and economic uncertainty wreaked havoc on the commodity markets, resulting in excessive volatility across the energy, metals and agricultural sectors. Natural gas prices surged nearly 35% as temperatures throughout much of the U.S. soared to triple-digit heights, while crude oil prices posted record highs amid the outbreak of fighting in Lebanon. Metals prices proved exceedingly volatile in response to changing demand forecasts, while many of the agricultural markets ebbed and flowed in response to seasonal factors.

The economic and geopolitical uncertainty which clouded the global landscape for much of the previous three months continued into August. Losses during August were primarily attributable to trading in the global fixed income markets, with smaller losses experienced across the global equity index, currency, soft commodities, and agricultural markets. A portion of the portfolios’ overall losses for the month was offset by gains attributable to emerging trends across the energy markets as prices declined sharply.

The economic and geopolitical uncertainty gave way to a more favorable climate during September. Profitable trading opportunities re-emerged across the equity, global fixed income, and commodity markets, as market participants began to forego rumor and conjecture in favor of a renewed emphasis on existing fundamentals. Major global bond markets generally advanced during the month amid ongoing speculation concerning the relative strength of the world’s major industrial economies and the future direction of global interest rates. The U.S. Treasury market continued to march higher, as relatively mild inflation readings and a deepening slump in the housing sector reinforced the prevailing notion that U.S. monetary policy will remain unchanged through the end of the year. European and Japanese bonds generally moved higher, despite indications from both the European Central Bank and the BOJ that further rate hikes may be imminent. Global bond yields generally moved lower, as the yield of the benchmark 10-year U.S. Treasury note shed 9 basis points to finish the month at the lowest levels since late-February, while the yields of the euro bund and the Japanese government bond shed 6 basis points and 2 basis points, respectively. Major global equity indices finished the month decidedly higher as declining bond yields and falling energy prices spawned the rebirth of investor optimism. In the U.S., the NASDAQ, Dow Jones Industrial Average, and S&P 500 recorded gains of 3.4%, 2.6%, and 2.5%, respectively, as investors generally ignored signs of a cooling U.S. economy and focused on the potential for a more favorable interest rate environment in the months ahead. Elsewhere, the EuroStoxx 50 advanced in line with U.S. equity markets, gaining 2.4%, while the Nikkei concluded the month essentially unchanged. The U.S. dollar strengthened versus many of the major global currencies during September, although the currency markets continued to be characterized by a relatively low volatility trading environment. Conflicting U.S. economic data and cautionary statements from both the European Central Bank and the BOJ led many market participants to speculate concerning the future of interest rate differentials among the world’s leading industrial nations. The dollar recorded its largest monthly gain versus the euro since February, and advanced versus each of the Japanese yen, Swiss franc, British pound, and Australian dollar. Relative to other currencies, the dollar also experienced gains versus the Mexican peso, the Canadian dollar, and the South African rand. The commodity markets continued to experience significant volatility throughout the month. Energy prices continued to fall amid improving supply and demand fundamentals and severe price dislocations. Natural gas prices tumbled in excess of 30%, while crude oil prices declined approximately 10%. Gold prices shed nearly 5% in the wake of a stronger U.S. dollar and a rally in global equity prices, and base metal prices generally declined amid waning global demand. Soft commodities and agricultural markets similarly experienced a significant degree of short-term price volatility during the month in response to a variety of seasonal factors.

2005

The Graham Series – Class 1 lost 17.3% for the nine months ended September 30, 2005, net of fees and expenses; the Graham Series – Class 2 lost 15.4% for the nine months ended September 30, 2005, net of fees and expenses.

For the nine months ended September 30, 2005, the Graham Series recorded net loss on investments of $472,285, net interest of $50,249, and total expenses of $267,879, resulting in a net decrease in Owners’ capital from operations of $1,171,697, net of minority interests of ($481,782). The Net Asset Value per Unit, Class 1, decreased from $103.57 at December 31, 2004, to $85.67 as of September 30, 2005. The Net Asset Value per Unit, Class 2, decreased from $103.92 at December 31, 2004, to $87.93 as of September 30, 2005. Total Class 1 subscriptions and redemptions for the nine months were $4,110,299 and $739,500, respectively. Total Class 2 subscriptions and redemptions for the nine months were $1,534,710 and $78,617, respectively. Ending capital at September 30, 2005 was $4,859,050 for Class 1 and $5,646,932 for Class 2. Ending capital at December 31, 2004, was $1,961,583 for Class 1 and $4,889,204 for Class 2.

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

Long Only Commodity Series

2006

The Long Only Commodity Series commenced operations on February 24, 2006. The Long Only Commodity Series – Class 1 Net Asset Value lost 4.2% from the start of operations through September 30, 2006, net of fees and expenses; the Long Only Commodity Series – Class 2 Net Asset Value lost 3.0% from the start of operations through September 30, 2006, net of fees and expenses.

For the nine months ended September 30, 2006, the Long Only Commodity Series recorded net loss on investments of $338,487, net interest of $146,215, and total expenses of $75,507, resulting in a net decrease in Owners’ capital from operations of $267,779. The Net Asset Value per Unit, Class 1, decreased from $100.00 at the beginning of operations to $95.83 as of September 30, 2006. The Net Asset Value per Unit, Class 2, decreased from $100.00 at the beginning of operations to $97.03 as of September 30, 2006. Total Class 1 subscriptions and redemptions for the nine months were $3,095,483 and $93,536, respectively. Total Class 2 subscriptions and redemptions for the nine months were $250,250 and $0, respectively. Ending capital at September 30, 2006 was $2,758,433 for Class 1 and $225,985 for Class 2.

Both the Reuters/Jefferies-CRB and Jefferies-CPI indices were up strongly in March, leading to a positive month and first quarter for the Long-Only Series.

Gains in metals and energy resulted in a strong performance in April. Crude oil futures followed through on the previous month’s breakout, peaking at more than $75/bbl before pulling back to finish the month at $71.88/bbl, up 5.8%. Heating oil and gasoline continued trending upward, with the latter peaking just above $2.20/gal and closing the month at $2.09/gal. Lack of demand continued to push natural gas lower, falling more than 11% during April. (All contracts June delivery.) Copper continued its meteoric rise in April, with the July contract gaining more than 31% to close the month at $3.22/lb. Most other base metals moved higher in April, as well. In precious metals, the June gold contract tacked on 11.5% to finish at $654/oz. Silver prices plunged on April 20, losing more than 17% in a single day and causing many to wonder if the party was over. It recovered toward the end of the month, however, and finished higher by 17.4% to $13.63/oz. While most soft commodities were range-bound and directionless during April, cotton prices continued a downtrend begun in February and dropped another 5.3%.

Performance was mixed in May. Crude oil futures were volatile, finishing the month at $71.29/bbl, down $5 from the intraday high on May 2. Heating oil and gasoline were both range-bound with high volatility, finishing the month little changed from April’s close. Natural gas futures prices continued to fall, losing more than 6% during the month. (All contracts July delivery.) The metals markets have been overheated for weeks, and prices peaked on May 11 and beat a hasty retreat after that. In spite of the reversal and a drop of 10% from the intraday high, copper finished the month 12% higher. In precious metals, the August gold contract lost $87 from the May 11 high to finish at $649/oz. Silver prices ended at $12.45/oz., down 8.6% from the April close. Grains were mixed in April, with wheat breaking out of a trading range, but unable to follow through. Cattle heated up, reversing a downtrend and moving impressively upward through the month, while coffee lost ground, finishing the month down 9.4%.

Energy futures continued to be volatile in June, with crude oil finishing the month at $73.93/bbl, up $1.64 from May’s close. Heating oil was nearly unchanged, and gasoline was up $0.14/gal to $2.22/gal. Natural gas futures prices continued to fall, losing nearly 8% during the month. (All contracts August delivery.) Precious metals prices continued to fall in the first days of the month. Prices moved up after that, although not enough to recover the earlier losses. Copper finished the month 6.5% lower. The August gold contract was lower by 5.1% to finish at $616/oz. September silver prices ended at $10.92/oz., down 13.1% from the May close and off 27.2% from the May 11 high. The grain complex displayed volatile prices with little directional movement. Cattle futures continued to move upward in June. Cocoa futures broke out of a trading range and moved sharply upward.

Energy futures continued to be volatile in July, with tropical weather concerns and Middle East conflict pushing crude oil to an intraday high of nearly $80/bbl in the middle of the month. Prices then retreated sharply to finish July little changed at $74.40/bbl. Heating oil was down just over 2% and gasoline was up slightly to $2.21/gal. With a midsummer heat wave gripping most of the U.S., demand for electricity to drive air conditioners drove natural gas futures sharply higher, up nearly 29% by the end of the month. (All contracts September delivery.) Metals prices began to recover in July. Copper finished the month 6.4% higher. The December gold contract was higher by 2.8% to finish at $646.80/oz. September silver prices ended at $11.37/oz., up 4.1%. After streaking upward in June, cattle futures took a breather and consolidated their gains in July. The grains complex was uneventful during the month, with the exception of soybean meal, which broke sharply out of a trading range and continued down. Following a sharp run-up in the previous four weeks, cocoa prices collapsed on July 17, losing 9% in one day.

Energy futures fell across the board in August, coming off all-time highs in crude oil prices in July. The apparent end to the most recent Middle East war combined with a milder-than-expected hurricane season through August allowed crude oil prices to fall more than 7.1% to $70.26/bbl. Heating oil was down just over 4.6% and gasoline fell by 15% to $1.78/gal. With the summer heat wave abating, natural gas futures fell sharply, down 28% by the end of the month. (All contracts October delivery.) Although gold prices fell slightly to $634/oz, silver futures were higher by 13% to $13.03/oz. Copper futures were range-bound, finishing the month off 1.6%. (All contracts December delivery.) Feeder cattle was up only slightly, but live cattle futures climbed steadily and finished the month higher by nearly 5%. Lean hogs climbed by more than 8% during August. Corn and the soybean complex declined steadily during the month, while wheat finished up slightly to $4.22/bu. Orange juice prices hit a 14-year high, topping out at $1.85/lb.

Energy futures continued to fall sharply in September. Crude oil fell nearly 12% to $62.91/bbl. Heating oil was down just over 15.2% and gasoline fell by 13.6% to $1.55/gal. Natural gas futures set new two-year lows, down 31.7% by the end of the month. (All contracts November delivery.) Precious metals prices fell in September, with gold down 4.7% to $604/oz and silver lower by 11.4% to $11.54/oz. Copper futures continued to be range-bound, finishing the month little changed. (All contracts December delivery.) After setting new contract highs early in the month, cattle futures fell in September. While corn and wheat broke out to the upside, soybeans continued to exhibit range-bound trading. Sugar and cotton prices continued to fall, while orange juice prices also backed off from the 14-year highs set in the previous month, falling 6.3%.

Long/Short Commodity Series

2006

The Long/Short Commodity Series commenced operations on February 24, 2006. The Long/Short Commodity Series – Class 1 Net Asset Value lost 5.2% from the start of operations through September 30, 2006, net of fees and expenses; the Long/Short Commodity Series – Class 2 Net Asset Value lost 3.5% from the start of operations through September 30, 2006, net of fees and expenses.

For the nine months ended September 30, 2006, the Long/Short Commodity Series recorded net loss on investments of $731,894, net interest of $570,920, and total expenses of $826,337, resulting in a net decrease in Owners’ capital from operations of $987,311. The Net Asset Value per Unit, Class 1, decreased from $100.00 at the beginning of operations to $94.82 as of September 30, 2006. The Net Asset Value per Unit, Class 2, decreased from $100.00 at the beginning of operations to $96.49 as of September 30, 2006. Total Class 1 subscriptions and redemptions for the nine months were $20,042,399 and $202,083, respectively. Total Class 2 subscriptions and redemptions for the nine months were $2,445,225 and $40,000, respectively. Ending capital at September 30, 2006 was $18,939,882 for Class 1 and $2,318,348 for Class 2.

The energy and commodities sectors led the way in March as the Long-Short Commodity Series got off to a strong start.

In April, crude oil futures followed through on the previous month’s breakout, peaking at more than $75/bbl before pulling back to finish the month at $71.88/bbl, up 5.8%. Heating oil and gasoline continued trending upward, with the latter peaking just above $2.20/gal and closing the month at $2.09/gal. Lack of demand continued to push natural gas lower, falling more than 11% during April. (All contracts June delivery, prices in U.S. dollars.) Copper continued its meteoric rise in April, with the July contract gaining more than 31% to close the month at $3.22/lb. Most other base metals moved higher in April as well. In precious metals, the June gold contract tacked on 11.5% to finish at $654/oz. Silver prices plunged on April 20, losing more than 17% in a single day. It recovered toward the end of the month, however, and finished higher by 17.4% to $13.63/oz. While most soft commodities were range-bound and directionless during April, cotton prices continued a downtrend which began in February and dropped another 5.3%.

Performance was negative in May. Crude oil futures were volatile and difficult to trade, finishing the month at $71.29/bbl, down $5 from the intraday high on May 2. Heating oil and gasoline were both range-bound with high volatility, finishing the month little changed from April’s close. Natural gas futures prices continued to fall, losing more than 6% during the month. (All contracts July delivery.) The metals markets have been overheated for weeks, and prices peaked on May 11 and beat a hasty retreat after that. In spite of the reversal and a drop of 10% from the intraday high, Copper finished the month 12% higher. In precious metals, the August gold contract lost $87 from the May 11 high to finish at $649/oz. Silver prices ended at $12.45/oz., down 8.6% from the April close. Grains were mixed in April, with wheat breaking out of a trading range, but unable to follow through. Cattle heated up, reversing a downtrend and moving impressively upward through the month. Coffee lost ground, finishing the month down 9.4%.

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

Energy futures continued to be volatile and difficult to trade in July, with tropical weather concerns and Middle East conflict pushing crude oil to an intraday high of nearly $80/bbl in the middle of the month. Prices then retreated sharply to finish July little changed at $74.40/bbl. Heating oil was down just over 2% and gasoline was up slightly to $2.21/gal. With a midsummer heat wave gripping most of the US, demand for electricity to drive air conditioners drove natural gas futures sharply higher, up nearly 29% by the end of the month. (All contracts September delivery.) Metals prices began to recover in July, although elevated volatility continued to provide a difficult environment for traders. Copper finished the month 6.4% higher. The December gold contract was higher by 2.8% to finish at $646.80/oz. September silver prices ended at $11.37/oz., up 4.1%. After streaking upward in June, cattle futures took a breather and consolidated their gains in July. The grains complex was uneventful during the month, with the exception of soybean meal, which broke sharply out of a trading range and continued down. Following a sharp run-up in the previous four weeks, cocoa prices collapsed on July 17, losing 9% in one day.

Energy futures fell across the board in August, coming off all-time highs in crude oil prices in July. The apparent end to the most recent Middle East war combined with a milder-than-expected hurricane season through August allowed crude oil prices to fall more than 7.1% to $70.26/bbl. Heating oil was down just over 4.6% and gasoline fell by 15% to $1.78/gal. With the summer heat wave abating, natural gas futures fell sharply, down 28% by the end of the month. (All contracts October delivery.) Although gold prices fell slightly to $634/oz, silver futures were higher by 13% to $13.03/oz. Copper futures were range-bound, finishing the month off 1.6%. (All contracts December delivery.) Feeder cattle was up only slightly, but live cattle futures climbed steadily and finished the month higher by nearly 5%. Lean hogs climbed by more than 8% during August. Corn and the soybean complex declined steadily during the month, while wheat finished up slightly to $4.22/bu. Orange juice prices hit a 14-year high, topping out at $1.85/lb.

Energy futures continued to fall sharply in September. Crude oil fell nearly 12% to $62.91/bbl. Heating oil was down just over 15.2% and gasoline fell by 13.6% to $1.55/gal. Natural gas futures set new two-year lows, down 31.7% by the end of the month. (All contracts November delivery.) Precious metals prices fell in September, with gold down 4.7% to $604/oz and silver lower by 11.4% to $11.54/oz. Copper futures continued to be range-bound, finishing the month little changed. (All contracts December delivery.) After setting new contract highs early in the month, cattle futures fell in September. While corn and wheat broke out to the upside, soybeans continued to exhibit range-bound trading. Sugar and cotton prices continued to fall, while orange juice prices also backed off from the 14-year highs set in the previous month, falling 6.3%.

Managed Futures Index Series

2006

The Managed Futures Index Series commenced operations on February 24, 2006. The Managed Futures Index Series – Class 1 Net Asset Value lost 5.0% from the start of operations through September 30, 2006, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value lost 3.8% from the start of operations through September 30, 2006, net of fees and expenses.

For the nine months ended September 30, 2006, the Managed Futures Index Series recorded net loss on investments of $102,053, net interest of $192,914, and total expenses of $114,371, resulting in a net decrease in Owners’ capital from operations of $23,510. The Net Asset Value per Unit, Class 1, decreased from $100.00 at the beginning of operations to $95.00 as of September 30, 2006. The Net Asset Value per Unit, Class 2, decreased from $100.00 at the beginning of operations to $96.17 as of September 30, 2006. Total Class 1 subscriptions and redemptions for the nine months were $375,679 and $91,015, respectively. Total Class 2 subscriptions and redemptions for the nine months were $53,500 and $0, respectively. Ending capital at September 30, 2006 was $263,205 for Class 1 and $51,449 for Class 2.

Trading activity in the Managed Futures Index Series began in late April 2006. Performance in April and May was positive. June performance, as expected, reflected the performance of the industry as a whole and was down for the month.

Net performance in the third quarter was negative, as losses in the currency and interest rate sectors dominated performance. As has been the case all year, the currency sector was negatively affected by range-bound trading during the third quarter. A strong performance in the energy sector in September made it the most profitable since the Series began trading in April. Currencies is the most negative sector, reflecting the difficult trading conditions that have affected many trading advisors since before the beginning of the year.

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

Investment Transactions and Valuation—The Trust records investment transactions on a trade date basis and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) and unrealized equity in earnings on investments in affiliated Series in the Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates may be required in determining fair value in the absence of an active market closing price.

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

Each Series allocates funds to a subsidiary Trading Company, or Trading Companies, of the Trust. Each Trading Company allocates all of its daily trading profits or losses to the Series in proportion to each Series’ funds allocated to the Trading Company, adjusted on a daily basis. As of September 30, 2006, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

Interest Income—Interest income from all sources, including assets held at clearing brokers and cash and cash equivalents held at banks, is aggregated and allocated across all Series in proportion to their daily NAV.

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

Balanced Series: (1)

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$5,774,935	2.3%
Currencies	$6,598,804	2.6%
Stocks / Stock Indices	$5,430,562	2.2%
Metals	$1,381,002	0.6%
Agriculturals/Softs	$1,393,429	0.6%
Energy	$1,690,214	0.7%
Total:	$22,268,946	9.0%

Winton Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$2,111,271	1.7%
Currencies	$844,401	0.7%
Stocks / Stock Indices	$2,190,872	1.8%
Metals	$563,467	0.5%
Agriculturals/Softs	$242,230	0.2%
Energy	$108,000	0.1%
Total:	$6,060,241	5.0%

Currency Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0%
Currencies	$1,194,575	6.2%
Stocks / Stock Indices	$0	0%
Metals	$0	0%
Agriculturals/Softs	$0	0%
Energy	$0	0%
Total:	$1,194,575	6.2%

Dunn Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$22,697	9.4%
Currencies	$3,857	1.6%
Stocks / Stock Indices	$10,463	4.3%
Metals	$1,398	0.6%
Agriculturals/Softs	$4,638	1.9%
Energy	$9,854	4.1%
Total:	$52,907	21.9%

Graham Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$781,249	3.3%
Currencies	$1,044,964	4.4%
Stocks / Stock Indices	$1,555,583	6.5%
Metals	$81,396	0.3%
Agriculturals/Softs	$152,763	0.6%
Energy	$48,745	0.2%
Total:	$3,664,700	15.3%

Campbell/Graham Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$998,516	1.9%
Currencies	$3,140,476	5.9%
Stocks / Stock Indices	$2,485,187	4.7%
Metals	$209,278	0.4%
Agriculturals/Softs	$160,317	0.3%
Energy	$396,076	0.7%
Total:	$7,389,850	13.9%

Long Only Commodity Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0.0%
Currencies	$0	0.0%
Stocks / Stock Indices	$0	0.0%
Metals	$242,538	2.9%
Agriculturals/Softs	$343,596	4.0%
Energy	$424,442	5.0%
Total:	$1,010,576	11.9%

Long/Short Commodity Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$47,316	0.1%
Currencies	$258,688	0.6%
Stocks / Stock Indices	$138,751	0.3%
Metals	$368,267	0.9%
Agriculturals/Softs	$955,657	2.4%
Energy	$590,240	1.5%
Total:	$2,358,919	5.8%

Managed Futures Index Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$298,347	3.0%
Currencies	$444,458	4.5%
Stocks / Stock Indices	$294,626	3.0%
Metals	$94,536	1.0%
Agriculturals/Softs	$44,771	0.5%
Energy	$148,750	1.5%
Total:	$1,325,488	13.5%

(1)	The Balanced Series invests in the Currency Series, Graham Series, Campbell/Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series. The Balanced Series effective ownership in these Series as of June 30, 2006 was: 67.5% of the Currency Series, 67.5% of the Graham Series, 9.8% of the Campbell/Graham Series, 64.9% of the Long Only Commodity Series, 47.2% of the Long/Short Commodity Series and 96.8% of the Managed Futures Index Series. Including its investment in other Series, total value at risk for the Balanced Series would be $29,744,257, or 11.9% of capitalization as of September 30, 2006.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held on behalf of the Series is typically many times the applicable maintenance margin requirement, which generally ranges between approximately 1% and 10% of contract face value, as well as many times the capitalization of the Series. The magnitude of each Series’ open positions creates a risk of loss not typically found in most other investment vehicles. Because of the size of their positions, certain market conditions, although unusual, but historically recurring from time to time, could cause a Series to incur severe losses over a short period of time. The value at risk tables above, as well as the past performance of the Series, gives no indication of this risk of loss.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of September 30, 2006, by market sector.

Interest rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-8 interest rates will remain the primary market exposure of each Trading Company and accordingly each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. The first two percent (2.0%) of interest income per annum earned by the Trust for the Balanced Series, Winton Series, Campbell Graham Series, Currency Series, Dunn Series and Graham Series is paid to the Managing Owner. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized income interest and 0.75%. Interest income above 2.0% per these Series is retained by the Series. Interest income earned by the Trust for the Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series is allocated twenty percent (20.0%) being paid to the Managing Owner and eighty percent (80.0%) retained by these Series.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust required to be included in the Trust’s periodic SEC filings.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.2	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents**

1.3	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.4	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the Prospectus as Exhibit A)*****

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)****

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)****

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)****

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)****

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)****

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)****

10.1	Form of Amended and Restated Escrow Agreement among the Registrant, Equinox Fund Management, LLC, Bornhoft Group Securities Corporation and the U.S. Bank National Association, Denver Colorado***

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC*

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London****

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor*

10.31	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Long Only Commodity Series of the Registrant***

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Equinox Fund Management, LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Equinox Fund Management, LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.36	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Managed Futures Index Series of the Registrant****

10.4	Form of Cash Management Agreement between Equinox Fund Management, LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Equinox Fund Management, LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002^

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002^

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002^

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002^

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.

**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.
***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment of Registration Statement No. 333-129701 and incorporated by reference herein.
****	Previously filed as like-numbered exhibit to the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.
^	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 20, 2006	The Frontier Fund
(Registrant)

	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund