Form 10-Q/A
period 2006-03-31
FRONTIER FUND
filed 2006-12-20
CIK 1261379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐  or  No  ☒

EXPLANATORY NOTE - RESTATEMENT OF FINANCIAL INFORMATION

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) is filed by The Frontier Fund (the “Registrant”) to amend the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2006 (the “Original Filing”). This Amendment includes a restatement of the Registrant’s financial statements in Part I, Item 1, and Management’s Discussion and Analysis in Part I, Item 2, as a result of Equinox Fund Management, LLC (the “Managing Owner”), the managing owner of the Registrant, determining on November 13, 2006, that certain advances made by the Balanced Series into the Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series of the Registrant (collectively, the “Investee Series”) should be recorded as liabilities in the Investee Series’ financial statements instead of as Class 2 Units of such Investee Series. Such advances made by the Balanced Series had been previously recorded as Class 2 Units of such Investee Series on the financial statements included in the Original Filing. As more fully described in footnote 2 to the financial statements, the Balanced Series participates in the trading results of additional trading advisors on a pari passu basis with the Class 2 Units of such Investee Series by means of advances to such Series. Footnote 7 contains a summary of the significant effects of the restatement.

In the Statements of Financial Condition, the capital represented by the inter-series advances has been reclassified in the Balanced Series as inter-series receivables, and reclassified in the Investee Series from Owners’ Capital, Limited Owner Units – Class 2, to Liabilities, inter-series payables. Units Outstanding have been adjusted to remove the bookkeeping unit equivalents. In the Condensed Statements of Operations, the income or expense allocated to the inter-series advances has been classified as net change in inter-series receivables or payables. In the Statements of Changes in Owners’ Capital, the capital and bookkeeping unit equivalents attributable to the inter-series advances have been removed from the capital and Units previously reported. Certain numbers and verbiage in the Notes to Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to conform with the financial statement adjustments described above.

Changes have been made to the following items in this Amendment as described above:

Part I	• Item 1. Financial Statements

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4. Controls and Procedures

For ease of reference, this Amendment sets forth the Original Filing in its entirety. However, this Amendment does not reflect events that have occurred after May 15, 2006, the filing date of the Original Filing or modify or update the disclosures presented in the Original Filing, except to reflect the changes described above. As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Amendment.

2

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

The Frontier Fund

Statements of Financial Condition

March 31, 2006 and December 31, 2005 (1)

	Balanced Series		Beach Series		Campbell/Graham Series
	3/31/2006	12/31/2005	3/31/2006	12/31/2005	3/31/2006	12/31/2005
	(Unaudited)		(Unaudited)		(Unaudited)
	(As Restated, See Note 7)
ASSETS
Cash and cash equivalents	$28,449,327	$12,994,278	$642,235	$198,255	$6,869,933	$3,114,605
Short-term investments	92,158,090	99,549,452	1,821,318	1,413,937	21,064,124	16,436,045
Cash held at futures commodity merchants	22,738,121	19,097,934	—	—	7,017,995	5,019,359
Open trade equity	6,319,753	7,145,996	—	—	673,194	97,185
Investments in unconsolidated trading companies	—	3,949,182	667,080	626,070	7,697,418	5,129,155
Inter-series receivables	33,350,667	—	—	—	—	—
Prepaid service fees - Class 1	1,555,231	1,034,673	25,930	10,946	470,883	294,429
Subscriptions receivable	1,200,000	—	—	—	100,000	—
Receivable from related parties	—	—	—	329	—	110,889
Other assets	101,429	82,549	3,064	2,063	27,065	18,257

Total Assets	$185,872,618	$143,854,064	$3,159,627	$2,251,600	$43,920,612	$30,219,924

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Pending owner additions	$1,824,052	$1,368,927	$13,750	$5,000	$487,916	$586,595
Owner redemptions payable	87,662	10,588	—	—	34,231	9,687
Incentive fees payable to Managing Owner	479,166	654,345	41,674	12,209	164,073	—
Management fees payable to Managing Owner	57,316	54,370	4,327	3,282	70,662	47,266
Interest fees payable to Managing Owner	246,545	133,428	4,758	3,753	55,770	39,251
Trading fees payable to Managing Owner	475,188	54,371	9,483	821	105,487	9,453
Payables to related parties	19,539	20,690	706	922	2,882	2,547
Other liabilities	4,927	2,414	1,556	60	381	535

Total Liabilities	3,194,395	2,299,133	76,254	26,047	921,402	695,334

MINORITY INTERESTS	2,013,272	5,588,701	—	—	7,691,189	5,116,544

OWNERS’ CAPITAL
Managing Owner Units - Class 2	1,201,140	1,087	1,303	1,163	101,002	968
Limited Owner Units - Class 1	151,541,245	114,741,316	2,906,724	2,047,247	31,400,526	21,561,490
Limited Owner Units - Class 2	27,922,566	21,223,825	175,346	177,143	3,806,493	2,845,588

Total Owners’ Capital	180,664,951	135,966,228	3,083,373	2,225,553	35,308,021	24,408,046

Total Liabilities, Minority Interests and Owners’ Capital	$185,872,618	$143,854,062	$3,159,627	$2,251,600	$43,920,612	$30,219,924

Units Outstanding
Class 1	1,392,709	1,097,178	23,337	18,290	324,039	228,642
Class 2	255,560	195,216	1,355	1,533	38,984	29,396

Net Asset Value per Unit
Class 1	$108.81	$104.58	$124.55	$111.93	$96.90	$94.30
Class 2	$113.96	$108.73	$130.33	$116.27	$100.23	$96.83

(1)	The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

March 31, 2006 and December 31, 2005

	Currency Series		Dunn Series		Graham Series
	3/31/2006	12/31/2005	3/31/2006	12/31/2005	3/31/2006	12/31/2005
	(Unaudited)		(Unaudited)		(Unaudited)
	(As Restated, See Note 7)
ASSETS
Cash and cash equivalents	$2,912,475	$483,973	$126,977	$98,068	$1,464,811	$822,215
Short-term investments	8,955,023	1,490,688	367,265	403,646	4,566,643	5,015,459
Cash held at futures commodity merchants	1,508,747	875,159	—	—	—	—
Open trade equity	486,623	19,481	—	—	—	—
Investments in unconsolidated trading companies	—	—	—	—	1,995,460	1,640,031
Prepaid service fees - Class 1	32,523	2,804	635	1,464	41,831	31,998
Subscriptions Receivable	—	—	—	—	—	—
Receivable from related parties	41	91	12	—	3,194	1,917
Other assets	—	52	21	55	6,479	4,365

Total Assets	$13,895,432	$2,872,248	$494,910	$503,233	$8,078,418	$7,515,985

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Inter-series payables	$8,028,887	$—	$—	$—	$—	$—
Liability to unconsolidated trading company	—	—	170,038	166,524	—	—
Pending owner additions	32,500	53,750	—	6,000	14,125	50,000
Owner redemptions payable	1,000,000	—	—	—	8,970	13,892
Incentive fees payable to Managing Owner	4,008	—	—	—	—	—
Management fees payable to Managing Owner	13,674	1,307	—	—	16,161	18,964
Interest fees payable to Managing Owner	20,386	1,519	527	577	13,195	12,542
Trading fees payable to Managing Owner	32,293	327	332	133	18,214	3,793
Payables to related parties	—	—	—	204	—	1,981
Other liabilities	639	—	482	354	713	129

Total Liabilities	9,132,387	56,903	171,379	173,792	71,378	101,301

MINORITY INTERESTS	487,808	472,669	—	—	—	—

OWNERS’ CAPITAL
Managing Owner Units - Class 2	1,087,305	2,059,895	901	902	876	857
Limited Owner Units - Class 1	3,153,712	276,762	187,644	193,425	6,210,174	5,642,080
Limited Owner Units - Class 2	34,220	6,019	134,986	135,114	1,795,990	1,771,747

Total Owners’ Capital	4,275,237	2,342,676	323,531	329,441	8,007,040	7,414,684

Total Liabilities, Minority Interests and Owners’ Capital	$13,895,432	$2,872,248	$494,910	$503,233	$8,078,418	$7,515,985

Units Outstanding
Class 1	32,106	2,834	2,179	2,227	73,889	68,058
Class 2	10,913	20,370	1,509	1,509	20,521	20,676

Net Asset Value per Unit
Class 1	$98.23	$97.66	$86.11	$86.83	$84.05	$82.90
Class 2	$102.77	$101.42	$90.07	$90.15	$87.56	$85.73

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

March 31, 2006 (1)

	Long Only Commodity Series	Long/Short Commodity Series	Managed Futures Index Series
	3/31/2006	3/31/2006	3/31/2006
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated, See Note 7)	(As Restated, See Note 7)	(As Restated, See Note 7)
Cash and cash equivalents	$1,142,953	$2,214,670	$3,489,108
Short-term investments	3,595,765	6,798,441	6,548,717
Cash held at futures commodity merchants	—	953,599	—
Open trade equity	694,828	1,202,135	—
Investments in unconsolidated trading companies	—	—	—
Prepaid service fees - Class 1	2,288	21,719	500
Subscriptions Receivable	50,000	50,000	50,000
Receivable from related parties	—	—	—
Other assets	2,020	6,476	—

Total Assets	$5,487,854	$11,247,040	$10,088,325

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Inter-series payables	$5,203,947	$10,117,341	$10,000,492
Pending owner additions	105,475	143,750	7,000
Owner redemptions payable	—	—	—
Incentive fees payable to Managing Owner	—	32,869	—
Management fees payable to Managing Owner	5,383	22,272	—
Interest fees payable to Managing Owner	2,872	6,919	771
Trading fees payable to Managing Owner	4,438	24,121	520
Payables to related parties	10	1,225	6
Other liabilities	—	—	2,349

Total Liabilities	5,322,125	10,348,497	10,011,138

MINORITY INTERESTS	—	—	—

OWNERS’ CAPITAL
Managing Owner Units - Class 2	51,041	51,012	51,001
Limited Owner Units - Class 1	114,688	832,215	26,186
Limited Owner Units - Class 2	—	15,316	—

Total Owners’ Capital	165,729	898,543	77,187

Total Liabilities, Minority Interests and Owners’ Capital	$5,487,854	$11,247,040	$10,088,325

Units Outstanding
Class 1	1,105	8,245	262
Class 2	490	655	509

Net Asset Value per Unit
Class 1	$103.82	$100.94	$99.89
Class 2	$104.08	$101.20	$100.11

(1)	The Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series of the Trust received additional capital contributions to commence trading operations on February 24, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2006 and 2005 (1)

	Balanced Series		Beach Series		Campbell/Graham Series
	3/31/2006	3/31/2005	3/31/2006	3/31/2005	3/31/2006	3/31/2005
	(Unaudited)		(Unaudited)		(Unaudited)
	(As Restated, See Note 7)
Investment Income:
Interest - net	$762,497	$67,272	$13,494	$1,495	$152,870	$444

Total Income	762,497	67,272	13,494	1,495	152,870	444

Expenses:
Incentive Fees	1,893,103	289,760	68,737	—	169,790	1,937
Management Fees	158,136	58,777	12,168	5,079	180,696	1,505
Service Fees - Class 1	967,800	170,983	17,798	6,109	191,079	1,727
Trading Fees	158,063	58,675	3,040	1,270	36,097	301

Total Expenses	3,177,102	578,195	101,743	12,458	577,662	5,470

Investment gain/(loss) - net	(2,414,605)	(510,923)	(88,249)	(10,963)	(424,792)	(5,026)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	11,213,419	(2,544,524)	—	—	66,612	—
Net change in open trade equity	(819,954)	(276,070)	—	—	576,009	—
Trading commissions	(414,926)	(142,176)	—	—	(48,217)	—
Net change in inter-series receivables	350,667	—	—	—	—	—
Equity in earnings/(loss) from trading company(s)	22,289	—	365,878	(36,722)	964,444	(15,520)

Net gain/(loss) on investments	10,351,495	(2,962,770)	365,878	(36,722)	1,558,848	(15,520)

Minority interests	(1,328,372)	372,641	—	—	(193,857)	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$6,608,518	$(3,101,052)	$277,629	$(47,685)	$940,199	$(20,546)

NET INCOME/(LOSS) PER UNIT
Class 1	$4.23	$(7.78)	$12.62	$(7.62)	$2.60	$(6.87)
Class 2	$5.23	$(7.10)	$14.06	$(6.92)	$3.40	$(6.49)

(1)	The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2006 and 2005

	Currency Series		Dunn Series		Graham Series
	3/31/2006	3/31/2005	3/31/2006	3/31/2005	3/31/2006	3/31/2005
	(Unaudited)		(Unaudited)		(Unaudited)
	(As Restated, See Note 7)
Investment Income:
Interest - net	$43,423	$662	$1,589	$3,172	$39,720	$10,868

Total Income	43,423	662	1,589	3,172	39,720	10,868

Expenses:
Incentive Fees	7,393	—	—	—	—	—
Management Fees	29,631	2,301	—	—	45,833	46,427
Service Fees - Class 1	6,430	172	1,336	842	43,094	21,234
Trading Fees	11,467	575	368	2,762	9,170	9,312

Total Expenses	54,921	3,048	1,704	3,604	98,097	76,973

Investment gain/(loss) - net	(11,498)	(2,386)	(115)	(432)	(58,377)	(66,105)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	126,637	—	—	—	—	(792,874)
Net change in open trade equity	(26,435)	—	—	—	—	(319,034)
Trading commissions	—	—	—	—	—	(10,230)
Net change in inter-series payables	(28,887)	—	—	—	—	—
Equity in earnings/(loss) from trading company(s)	—	1,600	(1,950)	(329,760)	187,557	—

Net gain/(loss) on investments	71,315	1,600	(1,950)	(329,760)	187,557	(1,122,139)

Minority interests	(22,289)	—	—	—	—	7,760

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$37,528	$(786)	$(2,065)	$(330,192)	$129,180	$(1,180,484)

NET INCOME/(LOSS) PER UNIT
Class 1	$0.57	$(0.90)	$(0.72)	$(15.05)	$1.15	$(15.92)
Class 2	$1.35	$(0.14)	$(0.08)	$(14.50)	$1.83	$(15.30)

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2006 and 2005 (1)

	Long Only Commodity Series	Long/Short Commodity Series	Managed Futures Index Series
	3/31/2006	3/31/2006	3/31/2006
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated, See Note 7)	(As Restated, See Note 7)	(As Restated, See Note 7)
Investment Income:
Interest - net	$16,356	$26,350	$1,907

Total Income	16,356	26,350	1,907

Expenses:
Incentive Fees	—	28,970	—
Management Fees	5,212	24,138	1,122
Service Fees - Class 1	7	447	25
Trading Fees	2,085	3,442	281

Total Expenses	7,304	56,997	1,428

Investment gain/(loss) - net	9,052	(30,647)	479

Realized and unrealized gain/(loss) on investments:
Net realized loss on investments	—	(19,722)	—
Net change in open trade equity	195,185	180,598	—
Trading commissions	—	(5,141)	—
Net change in inter-series payables	(203,947)	(117,341)	(492)

Net gain on investments	(8,762)	38,394	(492)

Minority interests	—	—	—

NET INCREASE IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$290	$7,747	$(13)

NET INCOME/(LOSS) PER UNIT
Class 1	$3.82	$0.94	$(0.11)
Class 2	$4.08	$1.20	$0.11

(1)	The Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series of the Trust commenced trading operations on February 24, 2006.

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

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2006 (Unaudited)

	Campbell/Graham Series				Currency Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
								(As Restated, See Note 7)
Owners’ Capital, December 31, 2005	—	21,561,490	968	2,845,588	—	276,762	2,059,895	6,019
Sale of Units	—	9,315,996	100,000	882,789	—	2,867,033	—	28,000
Redemption of Units	—	(286,238)	—	(52,771)	—	—	(1,000,000)	—
Net increase (decrease) in Owners’ Capital resulting from operations	—	809,278	34	130,887	—	9,917	27,410	201

Owners’ Capital, March 31, 2006	$—	$31,400,526	$101,002	$3,806,493	$—	$3,153,712	$1,087,305	$34,220

Owners’ Capital - Units, December 31, 2005	—	228,642	10	29,386	—	2,834	20,311	59
Sale of Units	—	98,426	998	9,130	—	29,272	—	274
Redemption of Units	—	(3,029)	—	(540)	—	—	(9,731)	—

Owners’ Capital - Units, March 31, 2006	—	324,039	1,008	37,976	—	32,106	10,580	333

Net asset value per unit at December 31, 2005		$94.30		$96.83		$97.66		$101.42

Change in net asset value per unit for the three months ended March 31, 2006		2.60		3.40		0.57		1.35

Net asset value per unit at March 31, 2006		$96.90		$100.23		$98.23		$102.77

(1)	The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

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

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2006 (Unaudited) (1)

	Long Only Commodity Series				Long/Short Commodity Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
				(As Restated, See Note 7)				(As Restated, See Note 7)
Owners’ Capital, December 31, 2005	—	—	—	—	—	—	—	—
Sale of Units	—	114,439	51,000	—	—	824,796	51,000	15,000
Redemption of Units	—	—	—	—	—	—	—	—
Net increase (decrease) in Owners’ Capital resulting from operations	—	249	41	—	—	7,419	12	316

Owners’ Capital, March 31, 2006	$—	$114,688	$51,041	$—	$—	$832,215	$51,012	$15,316

Owners’ Capital - Units, December 31, 2005	—	—	—	—	—	—	—	—
Sale of Units	—	1,105	490	—		8,245	504	151
Redemption of Units	—	—	—	—		—	—	—

Owners’ Capital - Units, March 31, 2006	—	1,105	490	—	—	8,245	504	151

Net asset value per unit at commencement of operations		$100.00		$100.00		$100.00		$100.00
Change in net asset value per unit for the three months ended March 31, 2006		3.82		4.08		0.94		1.20
Net asset value per unit at March 31, 2006		$103.82		$104.08		$100.94		$101.20

(1)	The Long Only Commodity Series and the Long/Short Commodity Series of the Trust commenced trading operations on February 24, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2006 (Unaudited) (1)

	Managed Futures Index Series
	Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners
				(As Restated, See Note 7)
Owners’ Capital, December 31, 2005	—	—	—	—
Sale of Units	—	26,200	51,000	—
Redemption of Units	—	—	—	—
Net increase (decrease) in Owners’ Capital resulting from operations	—	(14)	1	—

Owners’ Capital, March 31, 2006	$—	$26,186	$51,001	$—

Owners’ Capital - Units, December 31, 2005	—	—	—	—
Sale of Units	—	262	509	—
Redemption of Units	—	—	—	—

Owners’ Capital - Units, March 31, 2006	—	262	509	—

Net asset value at commencement of operations		$100.00		$100.00
Change in net asset value per unit for the three months ended March 31, 2006		(0.11)		0.11

Net asset value per unit at March 31, 2006		$99.89		$100.11

(1)	The Managed Futures Index Series of the Trust commenced trading operations on February 24, 2006.

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

As prescribed by the prospectus, a portion of the assets of the Balanced Series will be allocated to the Trading Company for the Currency Series, the Trading Company for the Long Only Commodity Series, the Trading Company for the Long/Short Commodity Series and the Trading Company for the Managed Futures Index Series, and other or additional trading programs and Trading Advisors may be used in the future. The Trust’s policy is to allocate these assets in the form of advances to the respective Series and account for them on a pari passu basis with the Class 2 units of such Investee Series, or as described above, as direct investments in the Trading Companies. The Balanced Series, in order to make advances to the Currency Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series (collectively, the “Investee Series”), advances funds to such Series for the purpose of investing in the respective Trading Company or Trading Companies for such Series on behalf of the Balanced Series. The amount of the funds advanced by the Balanced Series to each of the Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series participates on a pari passu basis with the Class 2 Units of such Investee Series. The Balanced Series reflects the change in value of these investments as “Net change in inter-series payables” in the Statement of Operations. The Balanced Series is subject to the same allocations of income and fees as the Limited Owners of such Series. As a result of fees charged by the Investee Series, fees are not charged by the Balanced Series on the capital allocated to investments in affiliated Series, and the Managing Owner monitors such allocations so that aggregate fees of the Investee Series on the Balanced Series investments do not exceed the allowable fees of the Balanced Series as provided in the Trust’s Prospectus.

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

	As of March 31, 2006		As of December 31, 2005
	Percentage of Net Assets	Fair Value	Percentage of Net Assets	Fair Value
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Trading Company (1)
Beach Series-
Frontier Trading Company II, LLC	21.63%	$667,080	28.13%	$626,070

Campbell/Graham Series
Frontier Trading Company VI, LLC	21.80%	$7,697,418	21.01%	$5,129,155

Dunn Series -
Frontier Trading Company IV, LLC	N/M	$(170,038)	N/M	$(166,524)

Graham Series -
Frontier Trading Company V, LLC	24.92%	$1,995,460	22.12%	$1,640,031

(1)	The Frontier Trading Company VI, LLC commenced operations on February 11, 2005.

The following tables summarize the Balanced Series, Beach Series, Campbell/Graham Series, Currency Series, Dunn Series and Graham Series equity in earnings from trading companies for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31, 2006				Three Months Ended March 31, 2005
	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)	Trading Commissions	Realized Loss	Change in Unrealized Gain (Loss)	Net Income (Loss)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Trading Company (1)
Balanced Series –
Frontier Trading Company III, LLC	$0	$24,411	$(2,122)	$22,289	—	—	—	—
Beach Series - Frontier Trading Company II, LLC	$(16,141)	$657,431	$(275,412)	$365,878	$(3,364)	$(8,711)	$(24,647)	$(36,722)

Campbell/Graham Series -
Frontier Trading Company V, LLC	—	—	—	—	$(152)	$(20,489)	$(5,468)	$(26,109)
Frontier Trading Company VI, LLC	(9,679)	(169,035)	1,143,158	964,444	(92)	(5,441)	16,122	10,589

Total Series	$(9,679)	$(169,035)	1,143,158	964,444	$(244)	$(25,930)	$10,654	$(15,520)
Currency Series -
Frontier Trading Company III, LLC	—	—	—	—	$0	$6,247	$(4,647)	$1,600

Dunn Series -
Frontier Trading Company IV, LLC	$(611)	$(20,500)	$19,161	$(1,950)	$(5,549)	$(392,437)	$(68,226)	$(329,760)

Graham Series -
Frontier Trading Company V, LLC	$(16,411)	$22,074	$181,894	$187,557	—	—	—	—

(1)	The Frontier Trading Company VI, LLC commenced operations on February 11, 2005.

The unaudited condensed statements of financial condition as of March 31, 2006, and December 31, 2005 for the unconsolidated trading companies are as follows:

	Frontier Trading Company II, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Condensed Statements of Financial Condition – March 31, 2006
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
Condensed Statements of Financial Condition – December 31, 2005
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
Condensed Statements of Income – For the Three Months Ended March 31, 2006
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

The Balanced Series, in order to make investments in the Currency Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, advances funds to such Series for the purpose of investing in the respective Trading Company or Trading Companies for such Series on behalf of the Balanced Series. The amount of the funds advanced by the Balanced Series to each of the Currency Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series participates on a pari passu basis with the Class 2 Units of such Investee Series. The Balanced Series reflects the change in value of these investments as “net change in inter-series receivables” in the Statement of Operations. The Balanced Series is subject to the same allocations of income and fees as the Limited Owners of such Series. As a result of fees charged by the Investee Series, fees are not charged by the Balanced Series on the capital allocated to investments in affiliated Series, and the Managing Owner monitors such allocations so that aggregate fees of the Investee Series on the Balanced Series investments do not exceed the allowable fees of the Balanced Series as provided in the Trust’s Prospectus.

The following table summarizes the Balanced Series advances to and reductions from other Series of the Trust as of March 31, 2006

Three Months Ending March 31, 2006

(Unaudited)

(Restated - see Note 7)

Name of Series	Amount of Investment January 1, 2006	Additions During Period	Reductions During Period	Amount of Investment March 31, 2006	Earnings in Investments in Inter-Series Receivables Net P/L for the Period	Amount of Dividends or Interest	Value March 31, 2006
Currency Series	$—	$8,000,000	$—	$8,000,000	$28,887	$—	$8,028,887
Long Only Commodity Series	$—	$5,000,000	$—	$5,000,000	$203,947	$—	$5,203,947
Long/Short Commodity Series	$—	$10,000,000	$—	$10,000,000	$117,341	$—	$10,117,341
Managed Futures Index Series	$—	$10,000,000	$—	$10,000,000	$492	$—	$10,000,492

				$33,000,000	$350,667	$—	$33,350,667

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

The Balanced Series advanced $5,000,000 in to the Currency Series on April 24, 2006, $8,000,000 in to the Campbell/Graham Series on April 26, 2006, and $5,000,000 to the Graham Series on April 28, 2006. The Balanced Series is subject to the same allocations of income and fees as the Limited Owners of the Investee Series. As a result of fees charged by the Investee Series, fees are not charged by the Balanced Series on the capital allocated to series to series investments, and the Managing Owner monitors such allocations so that aggregate fees of the Investee Series on the Balanced Series investments do not exceed the allowable fees of the Balanced Series as provided in the Trust’s prospectus.

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

7. Restatement

Subsequent to the issuance of the Trust’s Financial Statements for the three months ended March 31, 2006, the Managing Owner of the Trust determined on November 13, 2006, that certain advances made by the Balanced Series into the Investee Series should be recorded as liabilities in the Investee Series’ financial statements instead of as Class 2 Units of such Investee Series. Such advances made by the Balanced Series had been previously recorded as Class 2 Units of such Investee Series on the financial statements. As more fully described in footnote 2 to the financial statements, the Balanced Series participates in the trading results of additional trading advisors on a pari passu basis with the Class 2 Units of such Investee Series by means of advances to those Series.

In the Statements of Financial Condition, the capital represented by the inter-series advances has been reclassified in the Balanced Series as inter-series receivables, and reclassified in the Investee Series from Owners’ Capital, Limited Owner Units – Class 2, to Liabilities, inter-series payables. Units Outstanding have been adjusted to remove the bookkeeping unit equivalents. In the Condensed Statements of Operations, the income or expense allocated to the inter-series advances has been classified as net change in inter-series receivables or payables. In the Statements of Changes in Owners’ Capital, the capital and bookkeeping unit equivalents attributable to the inter-series advances have been removed from the capital and Units previously reported. Certain numbers and verbage in the Notes to Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to conform with the financial statement adjustments described above.

A summary of the significant effects of the restatement is as follows:

	As of March 31, 2006
	Balanced Series		Currency Series		Long Only Commodity Series
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars, except Units Outstanding)
	(Unaudited)
Statements of Financial Condition:
Investments in affiliated Series	$33,350,667	$—	$—	$—	$—	$—
Inter-series receivables	—	33,350,667	—	—	—	—
Inter-series payables	—	—	—	8,028,887	—	5,203,947
Limited Owner Units-Class 2	—	—	8,063,107	34,220	5,203,947	—

Units Outstanding-Class 2	—	—	89,039	10,913	50,490	490

	Long/Short Commodity Series		Managed Futures Index Series
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars, except Units Outstanding)
	(Unaudited)
Statements of Financial Condition:
Investments in affiliated Series	$—	$—	$—	$—
Inter-series receivables	—	—	—	—
Inter-series payables	—	10,117,341	—	10,000,492
Limited Owner Units-Class 2	10,132,657	15,316	10,000,492	—
Units Outstanding-Class 2	100,631	655	100,400	509

	Three Months Ended March 31, 2006
	Balanced Series		Currency Series		Long Only Commodity Series
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Unaudited)
Condensed Statements of Operations:
Equity in earnings on investments in affiliated Series	$350,667	$—	$—	$—	$—	$—
Net change in inter-series receivables		350,667	—	—	—	—
Net change in inter-series payables	—	—	—	(28,887)	—	(203,947)
Net gain (loss) on investments	—	—	100,202	71,315	195,185	(8,762)
NET INCREASE/(DECREASE) IN OWNERS’
CAPITAL RESULTING FROM OPERATIONS	$6,608,518	$6,608,518	$66,415	$37,528	$204,237	$290

	Long/Short Commodity Series		Managed Futures Index Series
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Unaudited)
Condensed Statements of Operations:
Equity in earnings on investments in affiliated Series	$—	$—	$—	$—
Net change in inter-series receivables	—	—	—	—
Net change in inter-series payables	—	(117,341)	—	(492)
Net gain (loss) on investments	155,735	38,394	—	(492)
NET INCREASE/(DECREASE) IN OWNERS’
CAPITAL RESULTING FROM OPERATIONS	$125,088	$7,747	$479	$(13)

	For the Three Months Ended March 31, 2006
	Currency Series		Long Only Commodity Series		Long/Short Commodity Series		Managed Futures Index Series
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars, except Owners’ Capital – Units)
	(Unaudited)
Statements of Changes in Owners’ Capital:
Sale of Units-Class 2 Limited Owners	$8,028,000	$28,000	$5,000,000	$—	$10,015,000	$15,000	$10,000,000	$—
Net increase/(decrease) in Owners’ Capital resulting from operations-Class 2 Limited Owners	29,088	201	203,947	—	117,657	316	492	—
Owners’ Capital, June 30, 2006-Class 2 Limited Owners	$8,063,107	$34,220	$5,203,947	$—	$10,132,657	$15,316	$10,000,492	$—

Owners’ Capital-Units
Sale of Units-class 2 Limited Owners	78,400	274	50,000	—	100,127	151	99,891	—
Owners’ Capital-Units, June 30, 2006-class 2 Limited Owners	78,459	333	50,000	—	100,127	151	99,891	—

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

For the three months ended March 31, 2006, the Currency Series recorded net gain on investments of $71,315, net interest of $43,423, and total expenses of $54,921, resulting in a net increase in Owners’ capital from operations of $37,528, after minority interests of ($22,289). The Net Asset Value per Unit, Class 1, increased from $97.66 at December 31, 2005, to $98.23 as of March 31, 2006. The Net Asset Value per Unit, Class 2, increased from $101.42 at December 31, 2005, to $102.77 as of March 31, 2006. Total Class 1 subscriptions and redemptions for the three months ending March 31, 2006 were $2,867,033, and $0, respectively. Total Class 2 subscriptions and redemptions for the three months ending March 31, 2006 were $28,000 and $1,000,000, respectively. Ending capital at March 31, 2006, was $3,153,712 for Class 1 and $1,121,525 for Class 2. Ending capital at December 31, 2005 was $276,762 for Class 1 and $2,065,914 for Class 2.

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

For the three months ended March 31, 2006, the Long Only Commodity Series recorded net loss on investments of $8,762, net interest of $16,356, and total expenses of $7,304, resulting in a net increase in Owners’ capital from operations of $290. The Net Asset Value per Unit, Class 1, increased from $100.00 at the beginning of operations to $103.82 as of March 31, 2006. The Net Asset Value per Unit, Class 2, increased from $100.00 at the beginning of operations to $104.08 as of March 31, 2006. Total Class 1 subscriptions and redemptions for the three months were $114,439 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months were $51,000 and $0, respectively. Ending capital at March 31, 2006 was $114,688 for Class 1 and $51,041 for Class 2.

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

For the three months ended March 31, 2006, the Long/Short Commodity Series recorded net gain on investments of $38,394, net interest of $26,350, and total expenses of $56,997, resulting in a net increase in Owners’ capital from operations of $7,747. The Net Asset Value per Unit, Class 1, increased from $100.00 at the beginning of operations to $100.94 as of March 31, 2006. The Net Asset Value per Unit, Class 2, increased from $100.00 at the beginning of operations to $101.20 as of March 31, 2006. Total Class 1 subscriptions and redemptions for the three months were $824,796 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months were $66,000 and $0, respectively. Ending capital at March 31, 2006 was $832,215 for Class 1 and $66,328 for Class 2.

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

For the three months ended March 31, 2006, the Managed Futures Index Series recorded a net loss on investments of $492, net interest of $1,907, and total expenses of $1,428, resulting in a net decrease in Owners’ capital from operations of $13. The Net Asset Value per Unit, Class 1, decreased from $100.00 at the beginning of operations to $99.89 as of March 31, 2006. The Net Asset Value per Unit, Class 2, increased from $100.00 at the beginning of operations to $100.11 as of March 31, 2006. Total Class 1 subscriptions and redemptions for the three months were $26,200 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months were $51,000 and $0, respectively. Ending capital at March 31, 2006 was $26,186 for Class 1 and $51,001 for Class 2.

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

The officers of the Managing Owner have reconsidered the effectiveness of the disclosure controls and procedures as of March 31, 2006 in light of the restatement, and concluded that the need to restate the financial statements of the Trust contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2006 did not arise from inadequate disclosure controls, but rather from the Managing Owner’s review of the accounting for and description of certain inter-series advances in conjunction with the filing of the quarterly report on Form 10-Q for the quarter ended September 30, 2006. Disclosure of the inter-series advances had previously been included in note 2 (Significant Accounting Policies – Basis of Presentation) and note 4 (Transactions with Affiliates) to the financial statements of the Trust in the Trust’s quarterly report on Form 10-Q for the quarter ended March 31, 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description	Page Number

1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents (incorporated by reference to Exhibit 1.1 to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-129701, filed with the Commission on May 5, 2006)	Δ

1.2	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents (incorporated by reference to Exhibit 1.2 to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on March 11, 2005)	Δ

1.3	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents (incorporated by reference to Exhibit 1.3 to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-129701, filed with the Commission on February 8, 2006)	Δ

1.4	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents (incorporated by reference to Exhibit 1.4 to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-129701, filed with the Commission on May 5, 2006)	Δ

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (incorporated by reference to Exhibit A to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-129701, filed with the Commission on May 5, 2006)	Δ

4.2	Form of Subscription Agreement (incorporated by reference to Exhibit B to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-129701, filed with the Commission on May 5, 2006)	Δ

Exhibit Number	Description	Page Number

4.3	Form of Exchange Request (incorporated by reference to Exhibit C to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-129701, filed with the Commission on May 5, 2006)	Δ

4.4	Form of Request for Redemption (incorporated by reference to Exhibit D to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-129701, filed with the Commission on May 5, 2006)	Δ

4.5	Form of Privacy Notice (incorporated by reference to Exhibit E to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-129701, filed with the Commission on May 5, 2006)	Δ

4.6	Form of Application for Transfer of Ownership / Re-registration Form (incorporated by reference to Exhibit G to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-129701, filed with the Commission on May 5, 2006)	Δ

4.7	Form of Form of Privacy Notice (incorporated by reference to Exhibit F to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-129701, filed with the Commission on May 5, 2006)	Δ

10.1	Form of Amended and Restated Escrow Agreement among the Registrant, Equinox Fund Management, LLC and the U.S. Bank National Association, Denver Colorado (incorporated by reference to Exhibit 10.1 to the Trust’s S-1 Registration Statement, File No. 333-129701, filed with the Commission on November 14, 2005)	Δ

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC (incorporated by reference to Exhibit 10.2 to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on January 7, 2005)	Δ

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated (incorporated by reference to Exhibit 10.21 to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on January 7, 2005)	Δ

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London (incorporated by reference to Exhibit 10.22 to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on September 30, 2005)	Δ

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. (incorporated by reference to Exhibit 10.23 to the Trust’s S-1 Registration Statement, File No. 333-129701, filed with the Commission on November 14, 2005)	Δ

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor (incorporated by reference to Exhibit 10.3 to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on January 7, 2005)	Δ

10.31	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Long Only Commodity Series of the Registrant (incorporated by reference to Exhibit 10.31 to the Trust’s S-1 Registration Statement, File No. 333-129701, filed with the Commission on November 14, 2005)	Δ

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Equinox Fund Management, LLC (incorporated by reference to Exhibit 10.32 to the Trust’s S-1 Registration Statement, File No. 333-129701, filed with the Commission on November 14, 2005)	Δ

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Equinox Fund Management, LLC (incorporated by reference to Exhibit 10.33 to the Trust’s S-1 Registration Statement, File No. 333-129701, filed with the Commission on November 14, 2005)	Δ

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC (incorporated by reference to Exhibit 10.34 to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-129701, filed with the Commission on February 8, 2006)	Δ

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant (incorporated by reference to Exhibit 10.35 to the Trust’s Pre-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-129701, filed with the Commission on February 8, 2006)	Δ

Exhibit Number	Description	Page Number
10.36	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Managed Futures Index Series of the Registrant (incorporated by reference to Exhibit 10.36 to the Trust’s Post-Effective Amendment No. 1 to S-1 Registration Statement, File No. 333-129701, filed with the Commission on May 5, 2006)	Δ

10.4	Form of Cash Management Agreement between the Managing Owner and Merrill Lynch (incorporated by reference to Exhibit 10.4 to the Trust’s Post-Effective Amendment No. 2 to S-1 Registration Statement, File No. 333-119596, filed with the Commission on September 30, 2005)	Δ

10.41	Form of Cash Management Agreement between Equinox Fund Management, LLC and STW Fixed Income Management Ltd. (incorporated by reference to Exhibit 10.41 to the Trust’s S-1 Registration Statement, File No. 333-129701, filed with the Commission on November 14, 2005)	Δ

10.5	Form of single-member limited liability company operating agreement governing each Trading Company (incorporated by reference to Exhibit 10.5 to the Trust’s S-1 Registration Statement, File No. 333-129701, filed with the Commission on November 14, 2005)	Δ

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.
Δ	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 20, 2006	The Frontier Fund
(Registrant)

	By:	/s/ Richard E. Bornhoft
Richard E. Bornhoft
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund