Form 10-Q/A
period 2006-06-30
FRONTIER FUND
filed 2006-12-20
CIK 1261379

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

This Amendment on Form 10-Q/A (the “Amendment”) is filed by The Frontier Fund (the “Registrant”) to amend the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2006, originally filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2006 (the “Original Filing”). This Amendment includes a restatement of the Registrant’s financial statements in Part I, Item 1, and Management’s Discussion and Analysis in Part I, Item 2, as a result of Equinox Fund Management, LLC (the “Managing Owner”), the managing owner of the Registrant, determining on November 13, 2006, that certain advances made by the Balanced Series into the Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series of the Registrant (collectively, the “Investee Series”) should be recorded as liabilities in the Investee Series’ financial statements instead of as Class 2 Units of such Investee Series. Such advances made by the Balanced Series had been previously recorded as Class 2 Units of such Investee Series on the financial statements included in the Original Filing. As more fully described in footnote 2 to the financial statements, the Balanced Series participates in the trading results of additional trading advisors on a pari passu basis with the Class 2 Units of such Investee Series by means of advances to such Series. Footnote 7 contains a summary of the significant effects of the restatement.

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

• Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

• Item 4. Controls and Procedures

For ease of reference, this Amendment sets forth the Original Filing in its entirety. However, this Amendment does not reflect events that have occurred after August 10, 2006, the filing date of the Original Filing or modify or update the disclosures presented in the Original Filing, except to reflect the changes described above. As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Amendment.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

The Frontier Fund

Statements of Financial Condition

June 30, 2006 and December 31, 2005 (1)

	Balanced Series		Winton Series (2)		Campbell/Graham Series
	6/30/2006	12/31/2005	6/30/2006	12/31/2005	6/30/2006	12/31/2005
	(Unaudited)		(Unaudited)		(Unaudited)
	(As Restated, See Note 7)				(As Restated, See Note 7)
ASSETS
Cash and cash equivalents	$41,821,386	$12,994,278	$298,350	$198,255	$12,761,842	$3,114,605
Short-term investments	105,731,150	99,549,452	—	1,413,937	32,654,207	16,436,045
Cash held at futures commodity merchants	18,050,824	19,097,934	—	—	5,603,794	5,019,359
Open trade equity	2,603,939	7,145,996	—	—	276,784	97,185
Investments in unconsolidated trading companies	—	3,949,182	1,228	626,070	7,550,230	5,129,155
Inter series receivables	60,375,022	—	—	—	—	—
Prepaid service fees - Class 1	1,547,172	1,034,673	—	10,946	446,043	294,429
Receivable from related parties	484,307	—	—	329	76,922	110,889
Other assets	70,385	82,549	—	2,063	31,110	18,257

Total Assets	$230,684,185	$143,854,064	$299,578	$2,251,600	$59,400,932	$30,219,924

LIABILITIES & OWNERS' CAPITAL
LIABILITIES
Inter-series payables	$—	$—	$—	$—	$7,526,301	$—
Pending owner additions	1,875,371	1,368,927	—	5,000	356,921	586,595
Owner redemptions payable	48,459	10,588	24	—	30,000	9,687
Incentive fees payable to Managing Owner	1,899	654,345	—	12,209	—	—
Management fees payable to Managing Owner	60,447	54,370	—	3,282	100,788	47,266
Interest fees payable to Managing Owner	260,611	133,428	—	3,753	85,780	39,251
Trading fees payable to Managing Owner	60,448	54,371	—	821	20,158	9,453
Payables to related parties	61,986	20,690	20,102	922	670	2,547
Other liabilities	140,798	2,416	883	60	15,770	535

Total Liabilities	2,510,019	2,299,135	21,009	26,047	8,136,388	695,334

MINORITY INTERESTS	3,317,806	5,588,701	—	—	5,880,578	5,116,544

OWNERS' CAPITAL
Managing Owner Units - Class 1	191	—	—	—	—	—
Managing Owner Units - Class 2	1,224,543	1,087	—	1,163	99,101	968
Limited Owner Units - Class 1	187,346,510	114,741,316	211,976	2,047,247	39,916,013	21,561,490
Limited Owner Units - Class 2	36,285,116	21,223,825	66,593	177,143	5,368,852	2,845,588

Total Owners' Capital	224,856,360	135,966,228	278,569	2,225,553	45,383,966	24,408,046

Total Liabilities, Minority Interests and Owners' Capital	$230,684,185	$143,854,064	$299,578	$2,251,600	$59,400,932	$30,219,924

Units Outstanding
Class 1	1,761,039	1,097,178	1,667	18,290	422,931	228,642
Class 1a	11,032	—	—	—	—	—
Class 2	333,959	195,216	501	1,533	55,599	29,396
Class 2a	2,397	—	—	—	—	—
Net Asset Value per Unit
Class 1	$105.79	$104.58	$127.09	$111.93	$94.38	$94.30
Class 1a	$95.50	N/A	N/A	N/A	N/A	N/A
Class 2	$111.63	$108.73	$132.99	$116.27	$98.35	$96.83
Class 2a	$95.95	N/A	N/A	N/A	N/A	N/A

(1)	The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.
(2)	The Beach Series was renamed the Winton Series in May, 2006.

The accompanying notes are an integral part of these statements.

Statements of Financial Condition

June 30, 2006 and December 31, 2005

	Currency Series		Dunn Series		Graham Series
	6/30/2006	12/31/2005	6/30/2006	12/31/2005	6/30/2006	12/31/2005
	(Unaudited)		(Unaudited)		(Unaudited)
	(As Restated, See Note 7)				(As Restated, See Note 7)
ASSETS
Cash and cash equivalents	$7,951,027	$483,973	$182,812	$98,068	$3,107,270	$822,215
Short-term investments	8,652,742	1,490,688	354,439	403,646	7,898,315	5,015,459
Cash held at futures commodity merchants	1,621,510	875,159	—	—	—	—
Open trade equity	1,090,444	19,481	—	—	—	—
Investments in unconsolidated trading companies	—	—	—	—	1,912,846	1,640,031
Prepaid service fees - Class 1	35,947	2,804	214	1,464	25,948	31,998
Receivable from related parties	40,000	91	13	—	—	1,917
Other assets	5,564	52	—	55	10,832	4,365

Total Assets	$19,397,234	$2,872,248	$537,478	$503,233	$12,955,211	$7,515,985

LIABILITIES & OWNERS' CAPITAL
LIABILITIES
Inter-series payables	$12,964,400	$—	$—	$—	$4,793,792	$—
Liability to unconsolidated trading company	—	472,669	265,921	166,524	—	—
Pending owner additions	47,500	53,750	—	6,000	3,600	50,000
Owner redemptions payable	—	—	—	—	—	13,892
Incentive fees payable to Managing Owner	4,596	—	—	—	—	—
Management fees payable to Managing Owner	13,274	1,307	—	—	29,031	18,964
Interest fees payable to Managing Owner	30,970	1,519	462	577	20,938	12,542
Trading fees payable to Managing Owner	7,289	327	130	133	5,806	3,793
Payables to related parties	485,162	—	—	204	5,876	1,981
Other liabilities	364	—	1,041	354	6,890	129

Total Liabilities	13,553,555	529,572	267,554	173,792	4,865,933	101,301

MINORITY INTERESTS	—	—	—	—	—	—

OWNERS' CAPITAL
Managing Owner Units - Class 2	1,081,108	2,059,895	891	902	389,437	857
Limited Owner Units - Class 1	4,687,954	276,762	135,506	193,425	5,865,130	5,642,080
Limited Owner Units - Class 2	74,617	6,019	133,527	135,114	1,834,711	1,771,747

Total Owners' Capital	5,843,679	2,342,676	269,924	329,441	8,089,278	7,414,684

Total Liabilities, Minority Interests and Owners' Capital	$19,397,234	$2,872,248	$537,478	$503,233	$12,955,211	$7,515,985

Units Outstanding
Class 1	48,356	2,834	1,603	2,227	68,298	68,058
Class 2	11,310	20,370	1,509	1,509	24,674	20,676

Net Asset Value per Unit
Class 1	$96.95	$97.66	$84.54	$86.83	$85.88	$82.90
Class 2	$102.18	$101.42	$89.09	$90.15	$90.14	$85.73

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

June 30, 2006 (1)

	Long Only Commodity Series 6/30/2006	Long/Short Commodity Series 6/30/2006	Managed Futures Index Series 6/30/2006
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated, See Note 7)	(As Restated, See Note 7)	(As Restated, See Note 7)
ASSETS
Cash and cash equivalents	$1,644,260	$9,291,372	$2,450,149
Short-term investments	3,958,008	19,880,853	6,402,657
Cash held at futures commodity merchants	74,822	395,207	1,448,166
Open trade equity	1,042,001	3,246,200	—
Prepaid service fees - Class 1	10,424	155,837	2,809
Receivable from related parties	103	26,327	12
Other assets	2,804	9,989	5,757

Total Assets	$6,732,422	$33,005,785	$10,309,550

LIABILITIES & OWNERS' CAPITAL
LIABILITIES
Inter-series payables	$5,514,001	$19,589,484	$9,987,044
Pending owner additions	119,000	878,350	—
Open trade equity	—	—	18,944
Incentive fees payable to Managing Owner	—	—	—
Management fees payable to Managing Owner	5,991	83,422	16,993
Interest fees payable to Managing Owner	4,910	23,160	8,020
Trading fees payable to Managing Owner	2,400	11,918	4,248
Payables to related parties	—	1,337	—
Other liabilities	573	2,554	—

Total Liabilities	5,646,875	20,590,225	10,035,249

MINORITY INTERESTS	—	—

OWNERS' CAPITAL
Managing Owner Units - Class 2	54,082	119,022	50,933
Limited Owner Units - Class 1	882,947	11,202,814	223,368
Limited Owner Units - Class 2	148,518	1,093,724	—

Total Owners' Capital	1,085,547	12,415,560	274,301

Total Liabilities, Minority Interests and Owners' Capital	$6,732,422	$33,005,785	$10,309,550

Units Outstanding
Class 1	8,067	113,719	2,250
Class 2	1,837	12,187	509

Net Asset Value per Unit
Class 1	$109.46	$98.51	$99.26
Class 2	$110.28	$99.51	$99.98

(1)	The Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series of the Trust received additional capital contributions to commence trading operations on February 24, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Statements of Operations

For the Three Months Ended June 30, 2006 and 2005 (1)

	Balanced Series		Winton Series (2)		Campbell/Graham Series
	6/30/2006	6/30/2005	6/30/2006	6/30/2005	6/30/2006	6/30/2005
	(Unaudited)		(Unaudited)		(Unaudited)
	(As Restated, See Note 7)				(As Restated, See Note 7)
Investment Income:
Interest - net	$980,446	$148,831	$19,017	$3,878	$298,580	$12,873

Total Income	980,446	148,831	19,017	3,878	298,580	12,873

Expenses:
Incentive Fees	921,190	552,130	(852)	160	6,028	117,002
Management Fees	179,971	77,560	(403)	5,125	289,279	34,769
Service Fees - Class 1	1,271,288	365,054	—	8,139	269,962	35,581
Trading Fees	179,749	72,248	(99)	1,278	57,911	6,935

Total Expenses	2,552,198	1,066,992	(1,354)	14,702	623,180	194,287

Investment gain/(loss) - net	(1,571,752)	(918,161)	20,371	(10,824)	(324,600)	(181,414)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	(516,942)	719,177	—	—	167,561	—
Net change in open trade equity	(3,598,281)	3,192,490	—	—	(520,585)	—
Trading commissions	(322,747)	(241,342)	—	—	7,532	—
Net change in inter-series receivables	(975,645)	—	—	—	—	—
Net change in inter-series payables	—	—	—	—	473,699	—
Equity in earnings/(loss) from trading company	—	—	9,586	(92,549)	(931,540)	577,766

Net gain/(loss) on investments	(5,413,615)	3,670,325	9,586	(92,549)	(803,333)	577,766

Minority interests	916,050	(616,095)	—	—	(55,055)	—

NET INCREASE/(DECREASE) IN OWNERS' CAPITAL RESULTING FROM OPERATIONS	$(6,069,317)	$2,136,069	$29,957	$(103,373)	$(1,182,988)	$396,352

NET INCOME/(LOSS) PER UNIT
Class 1	$(3.02)	$1.19	$2.54	$(8.75)	$(2.52)	$2.11
Class 1a	$(4.50)	N/A	N/A	N/A	N/A	N/A
Class 2	$(2.33)	$2.07	$2.66	$(8.20)	$(1.88)	$2.82
Class 2a	$(4.05)	N/A	N/A	N/A	N/A	N/A

(1)	The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.
(2)	The Beach Series was renamed the Winton Series in May, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Statements of Operations

For the Three Months Ended June 30, 2006 and 2005

	Currency Series		Dunn Series		Graham Series
	6/30/2006	6/30/2005	6/30/2006	6/30/2005	6/30/2006	6/30/2005
	(Unaudited)		(Unaudited)		(Unaudited)
	(As Restated, See Note 7)				(As Restated, See Note 7)
Investment Income:
Interest - net	$104,673	$505	$1,928	$9,641	$73,532	$11,749

Total Income	104,673	505	1,928	9,641	73,532	11,749

Expenses:
Incentive Fees	11,979	84	—	12	—	(16,989)
Management Fees	40,028	795	—	—	75,705	47,556
Service Fees - Class 1	28,629	287	1,276	1,158	45,391	29,126
Trading Fees	18,026	199	384	2,992	15,231	9,536

Total Expenses	98,662	1,365	1,660	4,162	136,327	69,229

Investment gain/(loss) - net	6,011	(860)	268	5,479	(62,795)	(57,480)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	89,479	—	—	—	—	(1,187,378)
Net change in open trade equity	(213,556)	—	—	—	—	1,270,777
Trading commissions	—	—	—	—	—	(11,025)
Net change in inter-series payables	64,487	—	—	—	206,208	—
Equity in earnings/(loss) from trading company	—	(2,299)	5,904	297,798	61,355	—

Net gain/(loss) on investments	(59,590)	(2,299)	5,904	297,798	267,563	72,374

Minority interests	—	—	—	—	—	(164,561)

NET INCREASE/(DECREASE) IN OWNERS' CAPITAL RESULTING FROM OPERATIONS	$(53,579)	$(3,159)	$6,172	$303,277	$204,768	$(149,668)

NET INCOME/(LOSS) PER UNIT
Class 1	$(1.28)	$(0.28)	$(1.57)	$11.81	$1.83	$(2.69)
Class 2	$(0.59)	$0.49	$(0.98)	$12.77	$2.58	$(2.07)

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Statements of Operations

For the Three Months Ended June 30, 2006 (1)

	Long Only Commodity Series 6/30/2006	Long/Short Commodity Series 6/30/2006	Managed Futures Index Series 6/30/2006
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated, See Note 7)	(As Restated, See Note 7)	(As Restated, See Note 7)
Investment Income:
Interest - net	$56,200	$192,244	$93,774

Total Income	56,200	192,244	93,774

Expenses:
Incentive Fees	—	17,177	—
Management Fees	18,079	162,269	37,846
Service Fees - Class 1	2,668	41,370	670
Trading Fees	7,236	23,174	9,464

Total Expenses	27,983	243,990	47,980

Investment gain/(loss) - net	28,217	(51,746)	45,794

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	—	(586,749)	(41,794)
Net change in open trade equity	295,990	(189,794)	(18,944)
Trading commissions	—	(45,264)	(9,437)
Net change in inter-series payables	(310,054)	527,857	13,449

Net gain/(loss) on investments	(14,064)	(293,950)	(56,726)

Minority interests	—	—	—

NET INCREASE/(DECREASE) IN OWNERS' CAPITAL RESULTING FROM OPERATIONS	$14,153	$(345,696)	$(10,932)

NET INCOME/(LOSS) PER UNIT
Class 1	$5.64	$(2.43)	$(0.63)
Class 2	$6.20	$(1.69)	$(0.13)

(1)	The Long Only Commodity Series, Long/Short Commodity Series and the Managed Future Index Series of the Trust commenced trading operations February 24, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Statements of Operations

For the Six Months Ended June 30, 2006 and 2005 (1)

	Balanced Series		Winton Series (2)		Campbell/Graham Series
	6/30/2006	6/30/2005	6/30/2006	6/30/2005	6/30/2006	6/30/2005
	(Unaudited)		(Unaudited)		(Unaudited)
	(As Restated, See Note 7)				(As Restated, See Note 7)
Investment Income:
Interest - net	$1,742,943	$216,103	$32,511	$5,373	$451,450	$13,317

Total Income	1,742,943	216,103	32,511	5,373	451,450	13,317

Expenses:
Incentive Fees	2,814,293	841,890	67,885	160	175,818	118,939
Management Fees	338,107	136,337	11,765	10,204	469,975	36,274
Service Fees - Class 1	2,239,088	536,037	17,798	14,248	461,041	37,308
Trading Fees	337,812	130,923	2,941	2,548	94,008	7,236

Total Expenses	5,729,300	1,645,187	100,389	27,160	1,200,842	199,757

Investment gain/(loss) - net	(3,986,357)	(1,429,084)	(67,878)	(21,787)	(749,392)	(186,440)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	10,696,477	(1,817,827)	—	—	234,173	—
Net change in open trade equity	(4,418,235)	2,927,215	—	—	55,424	—
Trading commissions	(737,673)	(383,488)	—	—	(40,685)	—
Net change in inter-series receivables	(624,978)	—	—	—	—	—
Net change in inter-series payables	—	—	—	—	473,699	—
Equity in earnings/(loss) from trading company	22,289	—	375,464	(129,271)	32,904	562,246

Net gain/(loss) on investments	4,937,880	725,900	375,464	(129,271)	755,515	562,246

Minority interests	(412,322)	(261,799)	—	—	(248,912)	—

NET INCREASE/(DECREASE) IN OWNERS' CAPITAL RESULTING FROM OPERATIONS	$539,201	$(964,983)	$307,586	$(151,058)	$(242,789)	$375,806

NET INCOME/(LOSS) PER UNIT
Class 1	$1.21	$(6.59)	$15.16	$(16.37)	$0.08	$(4.76)
Class 1a	$(4.50)	N/A	N/A	N/A	N/A	N/A
Class 2	$2.90	$(5.03)	$16.72	$(15.12)	$1.52	$(3.67)
Class 2a	$(4.05)	N/A	N/A	N/A	N/A	N/A

(1)	The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.
(2)	The Beach Series was renamed the Winton Series in May, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Statements of Operations

For the Six Months Ended June 30, 2006 and 2005

	Currency Series		Dunn Series		Graham Series
	6/30/2006	6/30/2005	6/30/2006	6/30/2005	6/30/2006	6/30/2005
	(Unaudited)		(Unaudited)		(Unaudited)
	(As Restated, See Note 7)				(As Restated, See Note 7)
Investment Income:
Interest - net	$148,096	$1,167	$3,517	$12,813	$113,252	$22,617

Total Income	148,096	1,167	3,517	12,813	113,252	22,617

Expenses:
Incentive Fees	19,372	84	—	12	—	(16,989)
Management Fees	69,659	3,096	—	—	121,538	93,983
Service Fees - Class 1	35,059	459	2,612	2,000	88,485	50,360
Trading Fees	29,493	774	752	5,754	24,401	18,848

Total Expenses	153,583	4,413	3,364	7,766	234,424	146,202

Investment gain/(loss) - net	(5,487)	(3,246)	153	5,047	(121,172)	(123,585)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	216,116	—	—	—	—	(1,987,776)
Net change in open trade equity	(239,991)	—	—	—	—	940,947
Trading commissions	—	—	—	—	—	(21,285)
Net change in inter-series payables	35,600	—	—	—	206,208	—
Equity in earnings/(loss) from trading company	—	(699)	3,954	(31,962)	248,912	—

Net gain/(loss) on investments	11,725	(699)	3,954	(31,962)	455,120	(1,068,114)

Minority interests	(22,289)	—	—	—	—	(138,452)

NET INCREASE/(DECREASE) IN OWNERS' CAPITAL RESULTING FROM OPERATIONS	$(16,051)	$(3,945)	$4,107	$(26,915)	$333,948	$(1,330,151)

NET INCOME/(LOSS) PER UNIT
Class 1	$(0.71)	$(1.18)	$(2.29)	$(3.24)	$2.98	$(18.61)
Class 2	$0.76	$0.35	$(1.06)	$(1.73)	$4.41	$(17.37)

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Statements of Operations

For the Six Months Ended June 30, 2006 (1)

	Long Only Commodity Series 6/30/2006	Long/Short Commodity Series 6/30/2006	Managed Futures Index Series 6/30/2006
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated, See Note 7)	(As Restated, See Note 7)	(As Restated, See Note 7)
Investment Income:
Interest - net	$72,556	$218,594	$95,681

Total Income	72,556	218,594	95,681

Expenses:
Incentive Fees	—	46,147	—
Management Fees	23,291	186,407	38,968
Service Fees - Class 1	2,675	41,817	695
Trading Fees	9,321	26,616	9,745

Total Expenses	35,287	300,987	49,408

Investment gain/(loss) - net	37,269	(82,393)	46,273

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	—	(606,471)	(41,794)
Net change in open trade equity	491,175	(9,196)	(18,944)
Trading commissions	—	(50,405)	(9,437)
Net change in inter-series payables	(514,001)	410,516	12,957
Equity in earnings/(loss) from trading company	—	—	—

Net gain/(loss) on investments	(22,826)	(255,556)	(57,218)

Minority interests	—	—	—

NET INCREASE/(DECREASE) IN OWNERS' CAPITAL RESULTING FROM OPERATIONS	$14,443	$(337,949)	$(10,945)

NET INCOME/)LOSS) PER UNIT
Class 1	$9.46	$(1.49)	$(0.74)
Class 2	$10.28	$(0.49)	$(0.02)

(1)	The Long Only Commodity Series, Long/Short Commodity Series and the Managed Future Index Series of the Trust commenced trading operations February 24, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners' Capital

For the Six Months Ended June 30, 2006 (Unaudited)

	Balanced Series (1)
	Class 1		Class 1a		Class 2		Class 2a
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners' Capital, December 31, 2005	—	114,741,316	—	—	1,087	21,223,825	—	—

Sale of Units	—	78,576,088	200	1,065,024	1,200,000	15,200,768	50,000	185,000
Redemption of Units	—	(7,225,339)	—	—		(700,810)		—
Net (decrease) in Owners' Capital resulting from operations	—	201,100	(9)	(11,679)	(24,521)	379,271	(2,023)	(2,938)

Owners' Capital, June 30, 2006	$—	$186,293,165	$191	$1,053,345	$1,176,566	$36,103,054	$47,977	$182,062

Owners' Capital - Units, December 31, 2005	—	1,097,178	—	—	10	195,206	—	—

Sale of Units	—	730,699	2	11,030	10,530	134,426	500	1,897
Redemption of Units	—	(66,838)	—	—	—	(6,213)	—	—

Owners' Capital - Units, June 30, 2006	—	1,761,039	2	11,030	10,540	323,419	500	1,897

Net asset value per unit at December 31, 2005 or at commencement of operations		$104.58		$100.00		$108.73		$100.00
Change in net asset value per unit for three months ended March 31, 2006		4.23		—		5.23		N/A

Net asset value per unit at March 31, 2006		$108.81		$100.00		$113.96		$100.00
Change in net asset value per unit for three months ended June 30, 2006		(3.02)		(4.50)		(2.33)		(4.05)

Net asset value per unit at June 30, 2006		$105.79		$95.50		$111.63		$95.95

(1)	The Balanced Series Classes 1a and 2a of the Trust commenced trading operations on April 26, 2006

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners' Capital

For the Six Months Ended June 30, 2006 (Unaudited)

	Winton Series (1)				Campbell/Graham Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
								(As Restated, See Note 7)
Owners' Capital, December 31, 2005	—	2,047,247	1,163	177,143	—	21,561,490	968	2,845,588

Sale of Units		771,916	—	30,200	—	19,493,953	100,000	2,752,872
Redemption of Units		(2,889,464)	(1,309)	(165,913)	—	(893,156)	—	(234,960)
Net increase (decrease) in Owners' Capital resulting from operations		282,277	146	25,163	—	(246,274)	(1,867)	5,352

Owners' Capital, June 30, 2006	$—	$211,976	$—	$66,593	$—	$39,916,013	$99,101	$5,368,852

Owners' Capital - Units, December 31, 2005	—	18,290	10	1,523	—	228,642	10	29,386

Sale of Units		6,450	—	251	—	203,677	998	27,557
Redemption of Units		(23,073)	(10)	(1,273)	—	(9,388)	—	(2,352)

Owners' Capital - Units, June 30, 2006	—	1,667	—	501	—	422,931	1,008	54,591

Net asset value per unit at December 31, 2005		$111.93		$116.27		$94.30		$96.83
Change in net asset value per unit for three months ended March 31, 2006		12.62		14.06		2.60		3.40

Net asset value per unit at March 31, 2006		$124.55		$130.33		$96.90		$100.23
Change in net asset value per unit for three months ended June 30, 2006		2.54		2.66		(2.52)		(1.88)

Net asset value per unit at June 30, 2006		$127.09		$132.99		$94.38		$98.35

(1)	The Beach Series was renamed the Winton Series in May, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners' Capital

For the Six Months Ended June 30, 2006 (Unaudited)

	Currency Series				Dunn Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
				(As Restated, See Note 7)
Owners' Capital, December 31, 2005	—	276,762	2,059,895	6,019	—	193,425	902	135,114

Sale of Units	—	4,581,397	—	68,500	—	—	—	—
Redemption of Units	—	(132,843)	(1,000,000)	—	—	(63,624)	—	—
Net increase (decrease) in Owners' Capital resulting from operations	—	(37,362)	21,213	98	—	5,705	(11)	(1,587)

Owners' Capital, June 30, 2006	$—	$4,687,954	$1,081,108	$74,617	$—	$135,506	$891	$133,527

Owners' Capital - Units, December 31, 2005	—	2,834	20,311	59	—	2,227	10	1,499

Sale of Units	—	46,903	—	671	—	—	—	—
Redemption of Units	—	(1,381)	(9,731)	—	—	(624)	—	—

Owners' Capital - Units, June 30, 2006	—	48,356	10,580	730	—	1,603	10	1,499

Net asset value per unit at December 31, 2005 or at commencement of operations		$97.66		$101.42		$86.83		$90.15
Change in net asset value per unit for three months ended March 31, 2006		0.57		1.35		(0.72)		(0.08)

Net asset value per unit at March 31, 2006		$98.23		$102.77		$86.11		$90.07
Change in net asset value per unit for three months ended June 30, 2006		(1.28)		(0.59)		(1.57)		(0.98)

Net asset value per unit at June 30, 2006		$96.95		$102.18		$84.54		$89.09

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners' Capital

For the Six Months Ended June 30, 2006 (Unaudited)

	Graham Series				Long Only Commodity Series (1)
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
				(As Restated, See Note 7)				(As Restated, See Note 7)
Owners' Capital, December 31, 2005	—	5,642,080	857	1,771,747	—	—	—	—

Sale of Units	—	1,160,009	391,309	1,130,197	—	908,293	51,000	150,000
Redemption of Units	—	(1,183,925)	—	(1,156,944)	—	(38,189)	—	—
Net increase (decrease) in Owners' Capital resulting from operations	—	246,966	(2,729)	89,711	—	12,843	3,082	(1,482)

Owners' Capital, June 30, 2006	$—	$5,865,130	$389,437	$1,834,711	$—	$882,947	$54,082	$148,518

Owners' Capital - Units, December 31, 2005	—	68,058	10	20,666	—	—	—	—

Sale of Units	—	13,749	4,310	12,488	—	8,413	490	1,347
Redemption of Units	—	(13,509)	—	(12,800)	—	(346)	—	—

Owners' Capital - Units, June 30, 2006	—	68,298	4,320	20,354	—	8,067	490	1,347

Net asset value per unit at December 31, 2005 or at commencement of operations (1)		$82.90		$85.73		$100.00		$100.00
Change in net asset value per unit for three months ended March 31, 2006		1.15		1.83		3.82		4.08

Net asset value per unit at March 31, 2006		$84.05		$87.56		$103.82		$104.08
Change in net asset value per unit for three months ended June 30, 2006		$1.83		$2.58		$5.64		$6.20

Net asset value per unit at June 30, 2006		$85.88		$90.14		$109.46		$110.28

(1)	The Long Only Commodity Series of the Trust commenced trading operations on February 24, 2006

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners' Capital

For the Six Months Ended June 30, 2006 (Unaudited) (1)

	Long/Short Commodity Series				Managed Futures Index Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
				(As Restated, See Note 7)				(As Restated, See Note 7)
Owners' Capital, December 31, 2005	—	—	—	—	—	—	—	—

Sale of Units		11,526,738	121,000	1,120,397	—	234,327	51,000	—
Redemption of Units		(14,626)	—	—	—	(81)	—	—
Net increase (decrease) in Owners' Capital resulting from operations		(309,298)	(1,978)	(26,673)	—	(10,878)	(67)	—

Owners' Capital, June 30, 2006	$—	$11,202,814	$119,022	$1,093,724	$—	$223,368	$50,933	$—

Owners' Capital - Units, December 31, 2005	—	—	—	—	—	—	—	—

Sale of Units	—	113,867	1,196	10,991	—	2,251	509	—
Redemption of Units	—	(148)	—	—	—	(1)	—	—

Owners' Capital - Units, June 30, 2006	—	113,719	1,196	10,991	—	2,250	509	—

Net asset value per unit at December 31, 2005 or at commencement of operations (1)		$100.00		$100.00		$100.00		$100.00
Change in net asset value per unit for three months ended March 31, 2006		0.94		1.20		(0.11)		0.11

Net asset value per unit at March 31, 2006		$100.94		$101.20		$99.89		$100.11
Change in net asset value per unit for three months ended June 30, 2006		(2.43)		(1.69)		(0.63)		(0.13)

Net asset value per unit at June 30, 2006		$98.51		$99.51		$99.26		$99.98

(1)	The Long/Short Commodity Series and the Managed Futures Index Series of the Trust commenced trading operations on February 24, 2006.

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

As prescribed by the prospectus, a portion of the assets of the Balanced Series will be allocated to the Trading Company for the Currency Series, the Trading Company for the Long Only Commodity Series, the Trading Company for the Long/Short Commodity Series and the Trading Company for the Managed Futures Index Series, and other or additional trading programs and Trading Advisors may be used in the future. The Trust’s policy is to allocate these assets in the form of advances to the respective Series and and account for them on a pari passu basis with the Class 2 units of such Investee Series, or as described above, as direct investments in the Trading Companies. The Balanced Series, in order to make advances to the Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series (collectively, the “Investee Series”), advances funds to such Series for the purpose of investing in the respective Trading Company or Trading Companies for such Series on behalf of the Balanced Series. The amount of the funds advanced by the Balanced Series to each of the Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series participates on a pari passu basis with the Class 2 Units of such Investee Series. The Balanced Series reflects the change in value of these investments as “Net change in inter-series receivables” in the Statement of Operations. The Balanced Series is subject to the same allocations of income and fees as the Limited Owners of such Series. As a result of fees charged by the Investee Series, fees are not charged by the Balanced Series on the capital allocated to investments in affiliated Series, and the Managing Owner monitors such allocations so that aggregate fees of the Investee Series on the Balanced Series investments do not exceed the allowable fees of the Balanced Series as provided in the Trust’s Prospectus.

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

	As of June 30, 2006		As of December 31, 2005
Trading Company (1)	Percentage of Net Assets	Fair Value	Percentage of Net Assets	Fair Value
	(Unaudited) (As Restated, See Note 7)	(Unaudited)	(Unaudited)	(Unaudited)
Balanced Series -
Frontier Trading Company I, LLC	—	—	2.90%	$3,949,182

Winton Series -
Frontier Trading Company II, LLC	0.44%	$1,228	28.13%	$626,070

Campbell/Graham Series
Frontier Trading Company VI, LLC	16.63%	$7,550,230	21.01%	$5,129,155

Dunn Series -
Frontier Trading Company IV, LLC	N/M	$(265,921)	N/M	$(166,524)

Graham Series -
Frontier Trading Company V, LLC	23.65%	$1,912,846	22.12%	$1,640,031

(1)	The Frontier Trading Company VI, LLC commenced operations on February 11, 2005.

The following tables summarize the Winton Series, Campbell/Graham Series, Currency Series, Dunn Series and Graham Series equity in earnings from trading companies for the three months ended June 30, 2006 and 2005.

	Three Months Ended June 30, 2006				Three Months Ended June 30, 2005
Trading Company (1)	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)	Trading Commissions	Realized Loss	Change in Unrealized Gain (Loss)	Net Income (Loss)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Winton Series -
Frontier Trading Company II, LLC	$(11)	$358,428	$(348,831)	$9,586	$(6,383)	$(73,025)	$(13,141)	$(92,549)

Campbell/Graham Series -
Frontier Trading Company V, LLC	—	—	—	—	$(2,664)	$(201,434)	$368,660	$164,562
Frontier Trading Company VI, LLC	(97,539)	(294,127)	(539,874)	(931,540)	(3,068)	202,101	214,171	413,204

Total Series	$(97,539)	$(294,127)	$(539,874)	$(931,540)	$(5,732)	$667	$582,831	$577,766

Currency Series -
Frontier Trading Company III, LLC	—	—	—	—	$—	$(3,075)	$776	$(2,299)

Dunn Series -
Frontier Trading Company IV, LLC	$(550)	$(362)	$6,816	$5,904	$(5,495)	$609,238	$(305,945)	$297,798

Graham Series -
Frontier Trading Company V, LLC	$(24,274)	$212,099	$(126,470)	$61,355	—	—	—	—

(1)	The Frontier Trading Company VI, LLC commenced operations on February 11, 2005.

The following tables summarize the Balanced Series, Winton Series, Campbell/Graham Series, Currency Series, Dunn Series and Graham Series equity in earnings from trading companies for the six months ended June 30, 2006 and 2005.

	Six Months Ended June 30, 2006				Six Months Ended June 30, 2005
Trading Company (1)	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)	Trading Commissions	Realized Loss	Change in Unrealized Gain (Loss)	Net Income (Loss)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balanced Series -
Frontier Trading Company III, LLC	$—	$24,411	$(2,122)	$22,289	—	—	—	—
Winton Series -
Frontier Trading Company II, LLC	$(16,152)	$1,015,859	$(624,243)	$375,464	$(9,747)	$(81,736)	$(37,788)	$(129,271)

Campbell/Graham Series -
Frontier Trading Company V, LLC	—	—	—	—	$(2,816)	$(221,923)	$363,192	$138,453
Frontier Trading Company VI, LLC	(107,218)	(463,162)	603,284	32,904	(3,160)	196,660	230,293	423,793

Total Series	$(107,218)	$(463,162)	$603,284	$32,904	$(5,976)	$(25,263)	$593,485	$562,246

Currency Series -
Frontier Trading Company III, LLC	—	—	—	—	$—	$3,172	$(3,871)	$(699)

Dunn Series -
Frontier Trading Company IV, LLC	$(1,161)	$(20,862)	$25,977	$3,954	$(11,044)	$216,801	$(237,719)	$(31,962)

Graham Series -
Frontier Trading Company V, LLC	$(40,685)	$234,173	$55,424	$248,912	—	—	—	—

(1)	The Frontier Trading Company VI, LLC commenced operations on February 11, 2005.

The unaudited condensed statements of financial condition as of June 30, 2006, and December 31, 2005 for the unconsolidated trading companies are as follows:

	Frontier Trading Company II, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Condensed Statements of Financial Condition – June 30, 2006
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

The Balanced Series, in order to make investments in the Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, advances funds to such Series for the purpose of investing in the respective Trading Company or Trading Companies for such Series on behalf of the Balanced Series. The Balanced Series advanced $8,000,000 to the Currency Series on January 31, 2006, $5,000,000 to the Long Only Commodity Series on February 24, 2006, $10,000,000 to the Long/Short Commodity Series on March 3, 2006, $10,000,000 to the Managed Futures Index Series on March 31, 2006, $5,000,000 to the Currency Series on April 24, 2006, $8,000,000 to the Campbell/Graham Series on April 26, 2006, $5,000,000 to the Graham Series on April 28, 2006, $5,000,000 to the Long/Short Commodity Series on May 8,2006, and $5,000,000 to the Long/Short Commodity Series on May 26, 2006. The amount of the funds advanced by the Balanced Series to each of the Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series participates on a pari passu basis with the Class 2 Units of such Investee Series. The Balanced Series reflects the change in value of these investments as “Net change in inter-series payables” in the Statement of Operations. The Balanced Series is subject to the same allocations of income and fees as the Limited Owners of the Investee Series. As a result of fees charged by the Investee Series, fees are not charged by the Balanced Series on the capital allocated to series to series investments, and the Managing Owner monitors such allocations so that aggregate fees of the Investee Series on the Balanced Series investments do not exceed the allowable fees of the Balanced Series as provided in the Trust’s prospectus.

The following table summarizes the Balanced Series advances to and reductions from other Series of the Trust as of June 30, 2006.

Six Months Ending June 30, 2006

(Unaudited)

(Restated - see Note 7)

Name of Series	Amount of Investment January 1, 2006	Additions During Period	Reductions During Period	Amount of Investment June 30, 2006	Earnings in Investments in Inter-Series Receivables Net P/L for the Period	Amount of Dividends or Interest	Value June 30, 2006
Campbell/Graham Series/	$—	$8,000,000	$—	$8,000,000	$(473,699)	$—	$7,526,301
Currency Series/	$—	$13,000,000	$—	$13,000,000	$(35,600)	$—	$12,964,400
Graham Series	$—	$5,000,000	$—	$5,000,000	$(206,208)	$—	$4,793,792
Long Only Commodity Series/	$—	$5,000,000	$—	$5,000,000	$514,001	$—	$5,514,001
Long/Short Commodity Series/	$—	$20,000,000	$—	$20,000,000	$(410,516)	$—	$19,589,484
Managed Futures Index Series	$—	$10,000,000	$—	$10,000,000	$(12,956)	$—	$9,987,044

				$61,000,000	$(624,978)	$—	$60,375,022

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

6. Subsequent Events

The Balanced Series advanced $10,000,000 to the Graham Series on July 17, 2006 and advanced $750,000 to the Long Only Commodity Series on July 28, 2006. The Balanced Series is subject to the same allocations of income and fees as the Limited Owners of the Investee Series. As a result of fees charged by the Investee Series, fees are not charged by the Balanced Series on the capital allocated to series to series investments, and the Managing Owner monitors such allocations so that aggregate fees of the Investee Series on the Balanced Series investments do not exceed the allowable fees of the Balanced Series as provided in the Trust’s prospectus.

7. Restatement

Subsequent to the issuance of the Trust’s Financial Statements for the three and six months ended June 30, 2006, the Managing Owner of the Trust determined on November 13, 2006, that certain advances made by the Balanced Series into the Investee Series should be recorded as liabilities in the Investee Series’ financial statements instead of as Class 2 Units of such Investee Series. Such advances made by the Balanced Series had been previously recorded as Class 2 Units of such Investee Series on the financial statements. As more fully described in footnote 2 to the financial statements, the Balanced Series participates in the trading results of additional trading advisors on a pari passu basis with the Class 2 Units of such Investee Series by means of advances to those Series.

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

A summary of the significant effects of the restatement is as follows:

	As of June 30, 2006
	Balanced Series		Campbell/Graham Series		Currency Series		Graham Series
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars, except Units Outstanding)
	(Unaudited)
Statements of Financial Condition:
Investments in affiliated Series	$60,375,022	$—	$—	$—	$—	$—	$—	$—
Inter-series receivables	—	60,375,022	—	—	—	—	—	—
Inter-series payables	—	—	—	7,526,301	—	12,964,400	—	4,793,792
Limited Owner Units-Class 2	—	—	12,895,153	5,368,852	13,039,017	74,617	6,628,503	1,834,711

Units Outstanding-Class 2	—	—	132,127	55,599	138,185	11,310	77,856	24,674

	Long Only Commodity Series		Long/Short Commodity Series		Managed Futures Index Series
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars, except Units Outstanding)
	(Unaudited)
Statements of Financial Condition:
Investments in affiliated Series	$—	$—	$—	$—	$—	$—
Inter-series receivables	—	—	—	—	—	—
Inter-series payables	—	5,514,001	—	19,589,484	—	9,987,044
Limited Owner Units-Class 2	5,662,519	148,518	20,683,208	1,093,724	9,987,043	—

Units Outstanding-Class 2	51,837	1,837	209,044	12,187	100,400	509

	Three Months Ended June 30, 2006
	Balanced Series		Campbell/Graham Series		Currency Series		Graham Series
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Unaudited)
Condensed Statements of Operations:
Equity in earnings on investments in affiliated Series	$(975,645)	$—	$—	$—	$—	$—	$—	$—
Net change in inter-series receivables		(975,645)	—	—	—	—	—	—
Net change in inter-series payables	—	—	—	473,699	—	64,487	—	206,208
Net gain (loss) on investments	—	—	(1,277,032)	(803,333)	(124,077)	(59,590)	61,355	267,563
NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	—	—	$(1,656,687)	$(1,182,988)	$(118,066)	$(53,579)	$(1,440)	$204,768

	Long Only Commodity Series		Long/Short Commodity Series		Managed Futures Index Series
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Unaudited)
Condensed Statements of Operations:
Equity in earnings on investments in affiliated Series	$—	$—	$—	$—	$—	$—
Net change in inter-series receivables	—	—	—	—	—	—
Net change in inter-series payables	—	(310,054)	—	527,857	—	13,449
Net gain (loss) on investments	295,990	(14,064)	(821,807)	(293,950)	(70,175)	(56,726)
NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$324,207	$14,153	$(873,553)	$(345,696)	$(24,381)	$(10,932)

	Six Months Ended June 30, 2006
	Balanced Series		Campbell/Graham Series		Currency Series		Graham Series
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Unaudited)
Condensed Statements of Operations:
Equity in earnings on investments in affiliated Series	$(624,978)	$—	$—	$—	$—	$—	$—	$—
Net change in inter-series receivables	—	(624,978)	—	—	—	—	—	—
Net change in inter-series payables	—	—	—	473,699	—	35,600	—	206,208
Net gain (loss) on investments	—	—	281,816	755,515	(23,875)	11,725	248,912	455,120
NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	—	—	$(716,488)	$(242,789)	$(51,651)	$(16,051)	$127,740	$333,948

	Long Only Commodity Series		Long/Short Commodity Series		Managed Futures Index Series
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Unaudited)
Condensed Statements of Operations:
Equity in earnings on investments in affiliated Series	$—	$—	$—	$—	$—	$—
Net change in inter-series receivables	—	—	—	—	—	—
Net change in inter-series payables	—	(514,001)	—	410,516	—	12,957
Net gain (loss) on investments	491,175	(22,826)	(666,072)	(255,556)	(70,175)	(57,218)
NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$528,444	$14,443	$(748,465)	$(337,949)	$(23,902)	$(10,945)

	For the Six Months Ended June 30, 2006
	Campbell/Graham Series		Currency Series		Graham Series
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars, except Owners’ Capital - Units)
	(Unaudited)
Statements of Changes in Owners’ Capital:
Sale of Units-Class 2 Limited Owners	$10,752,872	$2,752,872	$13,068,500	$68,500	$6,130,197	$1,130,197
Net increase/(decrease) in Owners’ Capital resulting from operations-Class 2 Limited Owners	(468,347)	5,352	(35,502)	98	(116,497)	89,711
Owners’ Capital, June 30, 2006-Class 2 Limited Owners	$12,895,153	$5,368,852	$13,039,017	$74,617	$6,628,503	$1,834,711
Owners’ Capital-Units
Sale of Units-class 2 Limited Owners	104,085	27,557	127,546	671	65,670	12,488
Owners’ Capital-Units, June 30, 2006-class 2 Limited Owners	131,119	54,591	127,605	730	73,536	20,354

	Long Only Commodity Series		Long/Short Commodity Series		Managed Futures Index Series
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars, except Owners’ Capital - Units)
	(Unaudited)
Statements of Changes in Owners’ Capital:
Sale of Units-Class 2 Limited Owners	$5,150,000	$150,000	$21,120,397	$1,120,397	$10,000,000	$—
Net increase/(decrease) in Owners’ Capital resulting from operations-Class 2 Limited Owners	512,519	(1,482)	(437,189)	(26,673)	(12,957)	—
Owners’ Capital, June 30, 2006-Class 2 Limited Owners	$5,662,519	$148,518	$20,683,208	$1,093,724	$9,987,043	$—

Owners’ Capital-Units
Sale of Units-class 2 Limited Owners	51,347	1,347	207,848	10,991	99,891	—
Owners’ Capital-Units, June 30, 2006-class 2 Limited Owners	51,347	1,347	207,848	10,991	99,891	—

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

For the three months ended June 30, 2006, the Campbell/Graham Series recorded net loss on investments of $803,333, net interest of $298,580, and total expenses of $623,180, resulting in a net decrease in Owners’ capital from operations of $1,182,988 after minority interests of ($55,055). For the three months ended June 30, 2005, the Campbell/Graham Series recorded net gain on investments of $577,766, net interest of $12,873, and total expenses of $194,287, resulting in a net increase in Owners’ capital from operations of $396,352.

Currency Series

The Currency Series – Class 1 Net Asset Value lost 1.3% and 0.3%,respectively, for the three months ended June 30, 2006 and 2005, net of fees and expenses; the Currency Series – Class 2 Net Asset Value lost 0.6% and gained 0.5%, respectively for the three months ended June 30, 2006 and 2005, net of fees and expenses.

For the three months ended June 30, 2006, the Currency Series recorded net loss on investments of $59,590, net interest of $104,673, and total expenses of $98,662, resulting in a net decrease in Owners’ capital from operations of $53,579. For the three months ended June 30, 2005, the Currency Series recorded net loss on investments of $2,299, net interest of $505, and total expenses of $1,365, resulting in a net decrease in Owners’ capital from operations of $3,159.

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

For the three months ended June 30, 2006, the Graham Series recorded net gain on investments of $267,563, net interest of $73,532, and total expenses of $136,327, resulting in a net increase in Owners’ capital from operations of $204,768. For the three months ended June 30, 2005, the Graham Series recorded net gain on investments of $72,374, net interest of $11,749, and total expenses of $69,229, resulting in a net decrease in Owners’ capital from operations of $149,667, net of minority interests of ($164,561).

Long Only Commodity Series

The Long Only Commodity Series commenced operations on February 24, 2006. The Long Only Commodity Series – Class 1 Net Asset Value gained 5.4% for the three months ended June 30, 2006, net of fees and expenses; the Long Only Commodity Series – Class 2 Net Asset Value gained 6.0% for the three months ended June 30, 2006, net of fees and expenses.

For the three months ended June 30, 2006, the Long Only Commodity Series recorded net loss on investments of $14,064, net interest of $56,200, and total expenses of $27,983, resulting in a net increase in Owners’ capital from operations of $14,153.

Long/Short Commodity Series

The Long/Short Commodity Series commenced operations on February 24, 2006. The Long/Short Commodity Series – Class 1 Net Asset Value lost 2.4% for the three months ended June 30, 2006, net of fees and expenses; the Long/Short Commodity Series – Class 2 Net Asset Value lost 1.7% for the three months ended June 30, 2006, net of fees and expenses.

For the three months ended June 30, 2006, the Long/Short Commodity Series recorded net loss on investments of $293,950, net interest of $192,244, and total expenses of $243,990, resulting in a net decrease in Owners’ capital from operations of $345,696.

Managed Futures Index Series

The Managed Futures Index Series commenced operations on February 24, 2006. The Managed Futures Index Series – Class 1 Net Asset Value lost 0.6% for the three months ended June 30, 2006, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value lost 0.1% for the three months ended June 30, 2006, net of fees and expenses.

For the three months ended June 30, 2006, the Managed Futures Index Series recorded a net loss on investments of $56,726, net interest of $93,774, and total expenses of $47,980, resulting in a net decrease in Owners’ capital from operations of $10,392.

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

For the six months ended June 30, 2006, the Campbell/Graham Series recorded net gain on investments of $755,515, net interest of $451,450, and total expenses of $1,200,842, resulting in a net decrease in Owners’ capital from operations of $242,789 after minority interests of ($248,912). The Net Asset Value per Unit, Class 1, increased from $94.30 at December 31, 2005, to $94.38 as of June 30, 2006. The Net Asset Value per Unit, Class 2, increased from $96.83 at December 31, 2005, to $98.35 as of June 30, 2006. Total Class 1 subscriptions for the three months ended June 30, 2006 were $19,493,953, and redemptions were $893,156. Total Class 2 subscriptions and redemptions for the six months ended June 30, 2006 were $2,852,872, and $234,960, respectively.

Ending capital at June 30, 2006 was $39,916,013 for Class 1 and $5,467,953 for Class 2. Ending capital at December 31, 2005, was $21,561,490 for Class 1 and $2,846,556 for Class 2.

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

For the six months ended June 30, 2006, the Currency Series recorded net gain on investments of $11,725, net interest of $148,096, and total expenses of $153,583, resulting in a net decrease in Owners’ capital from operations of $16,051, after minority interests of ($22,289). The Net Asset Value per Unit, Class 1, decreased from $97.66 at December 31, 2005, to $96.95 as of June 30, 2006. The Net Asset Value per Unit, Class 2, increased from $101.42 at December 31, 2005, to $102.18 as of June 30, 2006. Total Class 1 subscriptions and redemptions for the six months ending June 30, 2006 were $4,581,397, and $132,843, respectively. Total Class 2 subscriptions and redemptions for the six months ending June 30, 2006 were $1,068,500 and $1,000,000, respectively. Ending capital at June 30, 2006, was $4,687,954 for Class 1 and $1,155,725 for Class 2. Ending capital at December 31, 2005 was $276,762 for Class 1 and $2,065,914 for Class 2.

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

In June, there was a continuation of the U.S. dollar rally that started in April. Although we continued to experience underlying strength in the U.S. unit, the move higher was not as impulsive as many commentators expected. A further rate rise from the FOMC and an unchanged bias provided further incentive for U.S. dollar buying, but despite this and talk of rate cuts in Euroland, a break of the psychological 1.20 level in Eur/Usd proved elusive. Economic data out of the U.S. was on the whole positive while European figures remained weak, and the negative sentiment regarding EU continued. Elsewhere, from an interest rate perspective, a 25 bp hike from the Norges bank prompted some profit taking from short euro/kroner positions, but overall the currency remained strong, while a 50 bp cut from the Riksbank was the precursor to further weakness of the Swedish kroner. In the Latin sphere the Brazilian real continued to attract the yield hunters despite talk of increased U.S. dollar buying interest from the Central bank for the remainder of 2005, and the Mexican peso also extended its gains, even though the tightening cycle was perceived to have ended. Despite a fairly strong start to the month, C-View struggled with some of their shorter term trading, and consequently their overall returns for the month were satisfactory rather than exceptional.

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

For the six months ended June 30, 2006, the Graham Series recorded net gain on investments of $455,120, net interest of $113,252, and total expenses of $234,424, resulting in a net increase in Owners’ capital from operations of $333,948. The Net Asset Value per Unit, Class 1, increased from $82.90 at December 31, 2005, to $85.88 as of June 30, 2006. The Net Asset Value per Unit, Class 2, increased from $85.73 at December 31, 2005, to $90.14 as of June 30, 2006. Total Class 1 subscriptions and redemptions for the six months were $1,160,009 and $1,183,925, respectively. Total Class 2 subscriptions and redemptions for the six months were $1,521,506 and $1,156,944, respectively. Ending capital at June 30, 2006 was $5,865,130 for Class 1 and $7,017,940 for Class 2. Ending capital at December 31, 2005, was $5,642,080 for Class 1 and $1,772,604 for Class 2.

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

For the six months ended June 30, 2006, the Long Only Commodity Series recorded net loss on investments of $22,826, net interest of $72,556, and total expenses of $35,287, resulting in a net increase in Owners’ capital from operations of $14,443. The Net Asset Value per Unit, Class 1, increased from $100.00 at the beginning of operations to $109.46 as of June 30, 2006. The Net Asset Value per Unit, Class 2, increased from $100.00 at the beginning of operations to $110.28 as of June 30, 2006. Total Class 1 subscriptions and redemptions for the six months were $908,293 and $38,189, respectively. Total Class 2 subscriptions and redemptions for the six months were $201,000 and $0, respectively. Ending capital at June 30, 2006 was $882,947 for Class 1 and $202,600 for Class 2.

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

For the six months ended June 30, 2006, the Long/Short Commodity Series recorded net loss on investments of $255,556, net interest of $218,594, and total expenses of $300,987, resulting in a net decrease in Owners’ capital from operations of $337,949. The Net Asset Value per Unit, Class 1, decreased from $100.00 at the beginning of operations to $98.51 as of June 30, 2006. The Net Asset Value per Unit, Class 2, decreased from $100.00 at the beginning of operations to $99.51 as of June 30, 2006. Total Class 1 subscriptions and redemptions for the six months were $11,526,738 and $14,626, respectively. Total Class 2 subscriptions and redemptions for the six months were $1,241,397 and $0, respectively. Ending capital at June 30, 2006 was $11,202,814 for Class 1 and $1,212,746 for Class 2.

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

For the six months ended June 30, 2006, the Managed Futures Index Series recorded net loss on investments of $57,218, net interest of $95,681, and total expenses of $49,408, resulting in a net decrease in Owners’ capital from operations of $10,945. The Net Asset Value per Unit, Class 1, decreased from $100.00 at the beginning of operations to $99.26 as of June 30, 2006. The Net Asset Value per Unit, Class 2, decreased from $100.00 at the beginning of operations to $99.98 as of June 30, 2006. Total Class 1 subscriptions and redemptions for the six months were $234,327 and $81, respectively. Total Class 2 subscriptions and redemptions for the six months were $51,000 and $0, respectively. Ending capital at June 30, 2006 was $223,368 for Class 1 and $50,933 for Class 2.

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

The officers of the Managing Owner have reconsidered the effectiveness of the disclosure controls and procedures as of June 30, 2006 in light of the restatement, and concluded that the need to restate the financial statements of the Trust contained in this quarterly report on Form 10-Q for the quarter ended June 30, 2006 did not arise from inadequate disclosure controls, but rather from the Managing Owner’s review of the accounting for and description of certain inter-series advances in conjunction with the filing of the quarterly report on Form 10-Q for the quarter ended September 30, 2006. Disclosure of the inter-series advances had previously been included in note 2 (Significant Accounting Policies – Basis of Presentation) and note 4 (Transactions with Affiliates) to the financial statements of the Trust in the Trust’s quarterly report on Form 10-Q for the quarter ended June 30, 2006.

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