Form 10-K
period 2006-12-31
FRONTIER FUND; MANAGED FUTURES INDEX SERIES, a series of The Frontier Fund; LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; CAMPBELL/GRAHAM SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; GRAHAM SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; LONG ONLY COMMODITY SERIES, a series of The Frontier Fund; BALANCED SERIES, a series of The Frontier Fund; DUNN SERIES, a Series of The Frontier Fund
filed 2007-03-21
CIK 1261379, 1389129, 1389128, 1389125, 1389124, 1389123, 1389126, 1389127, 1389122, 1393644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51274

THE FRONTIER FUND

BALANCED SERIES; GRAHAM SERIES; WINTON SERIES; CAMPBELL/GRAHAM SERIES

CURRENCY SERIES; DUNN SERIES; LONG ONLY COMMODITY SERIES;

LONG/SHORT COMMODITY SERIES; MANAGED FUTURES INDEX SERIES

(Exact Name of Registrant as specified in its Charter)

Delaware	36-6815533
(State of Organization)	(IRS Employer Identification No.)

c/o Equinox Fund Management, LLC

1660 Lincoln Street, Suite 100,

Denver, Colorado 80264

(Address of Principal Executive Offices)

(303) 837-0600

(Registrant’s Telephone Number)

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Balanced Series Class 1, Class 2, Class 1a and Class 2a Units;

Dunn Series Class 1 and Class 2 Units;

Graham Series Class 1 and Class 2 Units;

Winton Series Class 1 and Class 2 Units;

Campbell/Graham Series Class 1 and Class 2 Units;

Currency Series Class 1 and Class 2 Units;

Long/Short Commodity Series Class 1 and Class 2 Units;

Long Only Commodity Series Class 1 and Class 2 Units; and

Managed Futures Index Series Class 1 and Class 2 Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐                     Accelerated Filer ☐                     Non –Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The Frontier Fund’s units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of June 30, 2006 were: 2,108,427 for the Balanced Series, 2,168 for the Winton Series, 478,530 for the Campbell/Graham Series, 59,666 for the Currency Series, 3,112 for the Dunn Series, 92,972 for the Graham Series, 9,904 for the Long Only Commodity Series, 125,906 for the Long/Short Commodity Series and 2,759 for the Managed Futures Index Series. Units outstanding as of December 31, 2006 were: 2,581,257 for the Balanced Series, 6,100 for the Winton Series, 579,504 for the Campbell Graham Series, 72,697 for the Currency Series, 1,951 for the Dunn Series, 93,442 for the Graham Series, 46,464 for the Long Only Commodity Series, 220,172 for the Long/Short Commodity Series and 5,704 for the Managed Futures Index Series.

Documents Incorporated by Reference

Portions of the Prospectus filed by the registrant on February 12, 2007 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-140240) are incorporated by reference into Part I and Part II of this report.

Special Note About Forward-Looking Statements

THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. THESE FORWARD-LOOKING STATEMENTS REFLECT THE MANAGING OWNER’S CURRENT EXPECTATIONS ABOUT THE FUTURE RESULTS, PERFORMANCE, PROSPECTS AND OPPORTUNITIES OF THE TRUST. THE MANAGING OWNER HAS TRIED TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USING WORDS SUCH AS “MAY,” “WILL,” “EXPECT,” “ANTICIPATE,” “BELIEVE,” “INTEND,” “SHOULD,” “ESTIMATE” OR THE NEGATIVE OF THOSE TERMS OR SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO THE MANAGING OWNER AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND OTHER FACTORS, BOTH KNOWN, SUCH AS THOSE DESCRIBED IN THE “RISK FACTORS” SECTION UNDER ITEM 1A AND ELSEWHERE IN THIS REPORT, AND UNKNOWN, THAT COULD CAUSE THE TRUST’S ACTUAL RESULTS, PERFORMANCE, PROSPECTS OR OPPORTUNITIES TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF DECEMBER 31, 2006, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

Part I

Item 1.	BUSINESS.

Overview

The Frontier Fund, which is referred to in this report as the Trust, was formed on August 8, 2003, as a Delaware statutory trust. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission, or CFTC, Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest, or the Units, in segregated pools of assets of the Trust, pursuant to the requirements of the Delaware Statutory Trust Act, as amended, or the Trust Act. The assets of each Series are segregated from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended. It is managed by its Managing Owner, Equinox Fund Management, LLC.

Purchasers of Units are limited owners of the Trust, or Limited Owners. The Trust Act provides that, except as otherwise provided in the amended and restated declaration of trust and trust agreement of the Trust dated as of August 8, 2003, by and among the Managing Owner, Wilmington Trust Company as trustee and the unitholders from time to time, or the Trust Agreement, unitholders in a Delaware statutory trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited Owners do not have any such liability.

As of December 31, 2006, the Trust had nine separate Series of Units issued and outstanding: Balanced Series, Winton Series (formerly Beach Series, as described below), Campbell/Graham Series, Currency Series, Dunn Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series. The Units of each Series are separated into two sub-classes of Units, except the Balanced Series which has four sub-classes of Units.

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

During 2006, the Trust registered up to an additional 1,620,000 Units in Balanced Series (Class 1a and Class 2a Units only), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series on a Registration Statement on Form S-1/A pursuant to Rule 462(b) (File No. 333-129701). As of December 31, 2006, the total Units outstanding of each Series of the Trust was 2,581,257 with respect to Balanced Series, 6,100 with respect to Winton Series, 579,504 with respect to Campbell/Graham Series, 72,697 with respect to Currency Series, 1,951 with respect to Dunn Series, 93,442 with respect to Graham Series, 46,464 with respect to Long Only Commodity Series, 220,172 with respect to Long/Short Commodity Series and 5,704 with respect to Managed Futures Index Series.

On January 26, 2007, the Trust filed a registration statement on Form S-1 (File No. 333-140240), which was declared effective on February 12, 2006. The Trust registered a total of 2,200,000 Units in such registration statement, including 1,000,000 Units in Balanced Series (Class 2), 1,000,000 Units in Long/Short Commodity Series (Class 1) and 200,000 Units in Long/Short Commodity Series (Class 2).

As of December 31, 2006, substantially all of the assets of Winton Series, Currency Series, Dunn Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series had been invested in the Trading Company for such Series, and the assets of the Balanced Series and the Campbell/Graham Series had been invested in several different Trading Companies. Each Trading Company (except the Trading Company for the Balanced Series, Currency Series and the Long/Short Commodity Series) has its own Trading Advisor that manages 100% of the assets invested in such Trading Company and makes that Trading Company’s trading decisions. Between 10% and 30% of each Series’ assets are normally committed as margin for commodities trading, although these percentages may substantially vary from time to time.

The Balanced Series, in order to make investments in the Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, advances funds to such Series, for the purpose of investing in the respective Trading Company or Trading Companies for such Series on behalf of the Balanced Series.

The Trading Advisors were selected based upon the Managing Owner’s evaluation of each Trading Advisor’s past performance, trading portfolios and strategies, as well as how each Trading Advisor’s performance, portfolio and strategies complement and differ from those of the other Trading Advisors. As of December 31, 2006, none of the Trading Advisors or any of their principals had any beneficial interest in the Trust, but any of them is free to acquire such beneficial interest.

Equinox Fund Management, LLC, a Delaware limited liability company formed in June 2003, is the managing owner of the Trust (the “Managing Owner”). The Managing Owner became registered with the CFTC as a commodity pool operator (“CPO”), as of August 6, 2003, and has been a member of the National Futures Association (“NFA”), in such capacity since that date. The Managing Owner’s main business office is located at 1660 Lincoln Street, Suite 100, Denver, Colorado 80264, telephone (303) 837-0600. A description of the Managing Owner’s responsibilities to the Trust is contained in a Prospectus filed by the Trust on February 12, 2007 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-140240), which is referred to herein as the “Prospectus,” under the section captioned “Duties of the Managing Owner,” and such description is incorporated herein by reference from the Prospectus.

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

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Trust, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Trust also trades in dealer markets for forward and swap contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Trust trades on foreign commodity exchanges, which are not subject to regulation by any U.S. government agency.

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

Financial Information about Geographic Areas

Although the Trust trades in the global futures and forward markets, it does not have operations outside of the U.S.

Employees

The Trust has no employees. The Trust is managed solely by the Managing Owner in its capacity as the managing owner of the Trust pursuant to the Trust Agreement.

Available Information

The Trust files quarterly, annual and current reports with the Securities and Exchange Commission (“SEC”). These reports are available to read and copy at the SEC’s Public Reference Facilities in Washington, D.C. at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC’s toll free number, 1-800-SEC-0330, for further information. The Fund does not maintain a website where these reports are posted. However, the Fund’s filings are posted on the SEC’s website at http://www.sec.gov.

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

A principal risk in futures, forward and options trading is volatile performance. Because the trading decisions for each of the Trust’s Graham Series, Winton Series and Managed Futures Index Series will be made by a single Trading Advisor, the trading for each such Series is similar to a single advisor fund in which one trading advisor makes all the trading decisions. In single advisor funds, volatility may increase as compared to a fund with several trading advisors who, collectively, can diversify risk to a greater extent (assuming those advisors are non-correlated with each other).

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

Certain Trading Advisors may trade options on futures. Futures contract gains and losses are marked-to-market daily for purposes of determining margin requirements. Option positions generally are not, although short option positions will require additional margin if the market moves against the position. Due to these differences in margin treatment between futures and options, there may be periods in which positions on both sides must be closed down prematurely due to short term cash flow needs. If this occurs during an adverse move in a spread or straddle relationship, then a substantial loss could occur.

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

The above risks are particularly applicable to the markets for security futures contracts. Security futures contracts are a new class of financial instruments that allow, for the first time in the U.S., the trading of futures contracts on individual U.S. equity securities or on narrow-based stock indices, which are indices made up of a small group of stocks that allow an investor to take a position in a concentrated area of the equities market. Security futures contracts have only been trading in the U.S. since November 2002, and the markets for these contracts generally have been characterized by very limited volumes when compared to futures markets generally. As a result, a Trading Advisor that trades security futures contracts could at times find it difficult to buy or sell a security futures contract at a favorable price, which could result in losses to the applicable Series.

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

A substantial portion of the Trading Advisors’ trades are expected to take place on markets or exchanges outside the U.S. There is no limit to the amount of assets of any Series that may be committed to trading on foreign markets. The risk of loss in trading foreign futures and options on futures contracts can be substantial. Participation in foreign futures and options on futures contracts involves the execution and clearing of trades on, or subject to the rules of, a foreign board of trade or exchange. Some of these foreign markets, in contrast to U.S. exchanges, are so-called principals’ markets in which performance is the responsibility only of the individual counterparty with whom the trader has entered into a commodity interest transaction and not of the exchange or clearing corporation. In these kinds of markets, there is risk of bankruptcy or other failure or refusal to perform by the counterparty.

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

Some foreign exchanges also may be in a more developmental stage so that prior price histories may not be indicative of current price dynamics. In addition, Trading Advisors may not have the same access to certain positions on foreign trading exchanges as do local traders, and the historical market data on which the Trading Advisors base their strategies may not be as reliable or accessible as it is in the U.S. As a result, Trading Advisors entering into transactions on foreign exchanges may incur losses on behalf of the applicable Series.

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

The Trading Advisor(s) for each Series (other than the Long Only Commodity Series whose only investments are tied to two indexes) will make the commodity trading decisions for that Series. Therefore, the success of each Series largely depends on the judgment and ability of the Trading Advisors. A Trading Advisor’s trading for any Series may not prove successful under all or any market conditions. If a Trading Advisor’s trading is unsuccessful, the applicable Series may incur losses.

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

The Managing Owner has selected each Trading Advisor to manage the assets of each Series because each Trading Advisor performed well through the date of its selection. You must consider, however, the uncertain significance of past performance, and you should not rely to a substantial degree on the Trading Advisors’ or the Managing Owner’s records to date for predictive purposes. You should not assume that any Trading Advisor’s future trading decisions will create profit, avoid substantial losses or result in performance for the Series comparable to that Trading Advisor’s or to the Managing Owner’s past performance. In fact, as a significant amount of academic study has shown, futures funds more frequently than not under perform the past performance records included in their prospectuses.

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

The Trust has a limited performance history upon which to evaluate your investment in any Series. Although past performance is not necessarily indicative of future results, if the Trust had a longer performance history, such performance history might provide you with more information on which to base your investment in the Trust. As the Trust has a limited performance history, you will have to make your decision to invest in a Series without such possibly useful information.

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

The operations of the Managing Owner, the Trading Advisors, the Trust, the exchanges, brokers and counterparties with which the Managing Owner, the Trading Advisors and the Trust do business, and the markets in which the Managing Owner, the Trading Advisors and the Trust do business could be severely disrupted in the event of a major terrorist attack or the outbreak, continuation or expansion of war or other hostilities. The terrorist attacks of September 11, 2001, have heightened this concern tremendously. The situations in Iraq and North Korea, global anti-

terrorism initiatives and political unrest in the Middle East and Southeast Asia continue to fuel this concern. Additionally, a serious pandemic, such as avian influenza, or a natural disaster, such as a hurricane, could severely disrupt the global economy.

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

The futures, options on futures and security futures markets are subject to comprehensive statutes, regulations and margin requirements. Recent legislation has created a new multi-tiered structure of exchanges in the U.S. subject to varying degrees of regulation, and rules and interpretations regarding various aspects of this new regulatory structure have only recently been proposed or finalized. Traditional futures exchanges, which are now called designated contract markets, are now subject to more streamlined and flexible core principles rather than the prior statutory and regulatory mandates. However, with respect to these traditional futures exchanges, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily limits and the suspension of trading. The regulation of commodity interest transactions in the U.S. is a rapidly changing area of law and is subject to on-going modification by government and judicial action. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change is impossible to predict, but could be substantial and adverse.

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

Special considerations apply to investments in the Trust by pension, profit-sharing, stock bonus, individual retirement accounts, Keogh plans, welfare benefit plans and other employee benefit plans subject to Part 4 of Subtitle B of Title I of ERISA or Section 4975 of the Code, or an ERISA Plan, and any entity whose underlying assets include plan assets by reason of an ERISA Plan’s investment in such entity, or together with ERISA Plans, Benefit Plan Investors. While the assets of any Series (and Sub-Class of any Series) are intended not to constitute plan assets with respect to any Benefit Plan Investors, the United States Department of Labor, or the DOL, could disagree. If the DOL were to find that the assets of some or all of the Series are plan assets, the Managing Owner and the Trading Advisor(s) to such Series would be fiduciaries, certain transactions in the Trust could be prohibited, and the Managing Owner would then have the right to mandatorily redeem out any Limited Owner which is a Benefit Plan Investor. For example, if the Trust were deemed to hold plan assets, the Trading Advisors may have to refrain from directing certain transactions that are currently contemplated. Furthermore, whether or not the Trust is deemed to hold plan assets, if an ERISA Plan has certain pre-existing relationships with the Managing Owner, one or more Trading Advisors, the Selling Agents or a Clearing Broker, investment in a Series may be limited or prohibited. See “ERISA Considerations” and “Restrictions Affecting Benefit Plan Investors.”

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

The Managing Owner is unaware of any material legal proceedings to which the Trust is a party or to which any of its assets are subject.

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

The following table shows the number of unitholders and the number of Units outstanding in each Sub-Class of each Series as of December 31, 2006:

	Number of Unitholders	Number of Units Outstanding
Balanced Series (Class 1)	9,370	2,105,455
Balanced Series (Class 1a)	168	43,802
Balanced Series (Class 2)	1,091	425,239
Balanced Series (Class 2a)	27	6,761
Winton Series (Class 1)	32	3,378
Winton Series (Class 2)	4	2,722
Currency Series (Class 1)	361	68,126
Currency Series (Class 2)	25	4,571
Campbell/Graham Series (Class 1)	3,028	507,344
Campbell/Graham Series (Class 2)	193	72,160
Dunn Series (Class 1)	20	1,601
Dunn Series (Class 2)	5	350
Graham Series (Class 1)	393	70,733
Graham Series (Class 2)	35	22,709
Long Only Commodity Series (Class 1)	310	45,276
Long Only Commodity Series (Class 2)	9	1,188
Long/Short Commodity Series (Class 1)	1,192	193,966
Long/Short Commodity Series (Class 2)	207	26,206
Managed Futures Index Series (Class 1)	23	5,169
Managed Futures Index Series (Class 2)	2	535

No Units are authorized for issuance by the Trust under equity compensation plans. During the year ended December 31, 2006, no unregistered Units were sold by the Trust. In addition, the Trust did not repurchase any Units during the year ended December 31, 2006.

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

On January 26, 2007, the Trust filed a registration statement on Form S-1 (File No. 333-140240), which was declared effective on February 12, 2007. The Trust registered a total of 2,200,000 Units in such registration statement, including 1,000,000 Units in Balanced Series (Class 2), 1,000,000 Units in Long/Short Commodity Series (Class 1) and 200,000 Units in Long/Short Commodity Series (Class 2).

As of December 31, 2006, the Trust had received subscriptions for Balanced Series Units, Beach Series Units, Currency Series Units, Dunn Series Units, Graham Series Units, Long Only Commodity Series Units, Long/Short Commodity Series Units and Managed Futures Index Series Units. The aggregate proceeds received were $311,236,781 for Balanced Series, $3,564,835 for Winton Series, $59,063,015 for the Campbell/Graham Series, $9,783,830 for Currency Series, $2,390,357 for Dunn Series, $15,333,436 for Graham Series, $5,116,967 for the Long Only Commodity Series, $22,293,768 for the Long/Short Commodity Series and $656,281 for the Managed Futures Index Series.

Except for that portion of each Trading Company’s assets used as margin to maintain that Trading Company’s forward currency contract positions, the proceeds of the offerings for each Series are be deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements.

The clearing brokers credit each Trading Company with 80%-100% of the interest earned on its average net assets (other than those assets held in the form of U.S. government securities) on deposit with the clearing brokers each month. In an attempt to increase interest income earned, the Managing Owner also may invest non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress of the U.S. or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham Series, Currency Series, Dunn Series and Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial information for the years ended December 31, 2006, 2005, and 2004 is taken from the financial statements of the Trust included on pages F-1 through F-22 of this filing.

You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included therewith. Results from past periods are not necessarily indicative of results that may be expected for any future period.

FOR THE YEAR ENDED DECEMBER 31, 2006

	Balanced Series	Winton Series	Campbell/ Graham Series	Currency Series	Dunn Series
Interest income - net	$4,254,855	$36,215	$1,263,221	$418,503	$6,810
Total expenses	10,436,290	106,836	2,826,870	356,310	5,995
Net gain / (loss) on investments	14,339,272	400,995	3,227,653	244,087	(18,613)
Net income / (loss)	4,495,683	330,374	1,143,594	283,991	(17,798)
Net income per unit – Class 1	2.08	5.65	1.97	3.50	(9.92)
Net income per unit – Class 1a	(4.03)	—	—	—	—
Net income per unit – Class 2	5.51	6.81	5.03	6.81	(7.88)
Net income per unit – Class 2a	(2.12)	—	—	—	—
Total Assets	323,438,309	895,816	99,825,922	18,247,686	524,678
Total owners’ capital – Class 1	228,763,765	356,924	48,843,314	6,891,891	123,164
Total owners’ capital – Class 2	49,243,207	290,721	7,350,167	494,736	28,770
Net Asset Value per Unit – Class 1	106.66	105.65	96.27	101.16	76.91
Net Asset Value per unit – Class 1a	95.97	—	—	—	—
Net Asset Value per Unit – Class 2	114.24	106.81	101.86	108.23	82.27
Net Asset Value per Unit – Class 2a	97.88	—	—	—	—

	Graham Series	Long Only Commodity Series*	Long Short Commodity Series**	Managed Futures Index Series***
Interest income - net	$422,496	$231,248	$883,143	$285,909
Total expenses	673,707	134,250	1,398,261	179,590
Net gain / (loss) on investments	508,040	(415,739)	711,340	(118,380)
Net income / (loss)	256,829	(318,741)	263,054	(12,061)
Net income per unit – Class 1	1.80	(4.55)	0.42	(3.25)
Net income per unit – Class 2	4.52	(2.87)	2.93	(1.57)
Total Assets	20,493,398	10,012,410	22,234,616	10,424,977
Total owners’ capital – Class 1	5,991,337	4,321,464	19,478,595	500,070
Total owners’ capital – Class 2	2,049,495	115,401	2,697,482	52,659
Net Asset Value per Unit – Class 1	84.70	95.45	100.42	96.75
Net Asset Value per Unit – Class 2	90.25	97.13	102.93	98.43

*	The Long Only Commodity Series broke escrow and commenced operations as of March 1, 2006.

**	The Long/Short Commodity Series broke escrow and commenced operations as of March 6, 2006.

***	The Managed Futures Index Series broke escrow and commenced operations as of April 25, 2006.

FOR THE YEAR ENDED DECEMBER 31, 2005

	Balanced Series	Winton Series	Campbell/ Graham Series*	Currency Series	Dunn Series	Graham Series
Interest income - net	$1,010,834	$16,877	$126,602	$3,370	$20,588	$85,327
Total expenses	6,659,562	129,494	731,047	10,669	14,172	380,800
Net gain / (loss) on investments	13,418,243	365,856	645,656	(5,175)	(389,573)	(155,411)
Net income / (loss)	7,044,527	253,239	404,576	(11,679)	(383,157)	(1,268,834)
Net income per unit – Class 1	(1.45)	5.92	(5.70)	(5.01)	(18.13)	(20.67)
Net income per unit – Class 2	1.88	9.43	(3.17)	(2.05)	(15.62)	(18.19)
Total Assets	143,854,064	2,251,600	30,219,924	2,872,248	503,233	7,515,985
Total owners’ capital – Class 1	114,741,316	2,047,247	21,561,490	276,762	193,425	5,642,080
Total owners’ capital – Class 2	21,224,912	178,306	2,846,556	2,065,914	136,016	1,772,604
Net Asset Value per Unit – Class 1	104.58	111.93	94.30	97.66	86.83	82.90
Net Asset Value per Unit – Class 2	108.73	116.27	96.83	101.42	90.15	85.73

*	The Campbell/Graham Series broke escrow and commenced operations as of February 11, 2005.

FOR THE PERIOD FROM SEPTEMBER 24, 2004 TO DECEMBER 31, 2004

	Balanced Series	Winton Series*	Campbell/ Graham Series**	Currency Series	Dunn Series	Graham Series***
Interest income - net	$5,876	$116	$—	$2	$—	$—
Total expenses	687,681	5,661	—	44	78,214	74,509
Net gain / (loss) on investments	2,396,442	17,300	—	154	204,380	272,202
Net income / (loss)	1,492,801	11,755	—	112	126,166	197,693
Net income per unit – Class 1	6.03	6.01	—	2.67	4.96	3.57
Net income per unit – Class 2	6.85	6.84	—	3.47	5.77	3.92
Total Assets	33,661,231	671,300	—	458,730	2,406,748	6,981,627
Total owners’ capital – Class 1	11,772,262	488,932	—	16,586	117,047	1,961,583
Total owners’ capital – Class 2	20,884,923	178,489	—	442,069	2,276,622	4,889,204
Net Asset Value per Unit – Class 1	106.03	106.01	—	102.67	104.96	103.57
Net Asset Value per Unit – Class 2	106.85	106.84	—	103.47	105.77	103.92

*	In May 2006 the Beach Series was renamed the Winton Series

**	The Campbell/Graham Series broke escrow and commenced operations as of February 11, 2005.

***	The Graham Series broke escrow and commenced operations as of November 24, 2004.

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents the Frontier Fund's results of operations for the three-month periods ended March 31, June 30, September 30 and December 31, 2006.

	1st Quarter 2006	2nd Quarter 2006	3rd Quarter 2006	4th Quarter 2006
Balanced Series:
Net gain (loss) on investments	$10,351,495	$(5,413,615)	$(11,139,785)	$20,541,177
Net increase/(decrease) in owners’ captial resulting from operations	6,608,518	(6,069,317)	(9,547,654)	13,504,136
Increase (decrease) in net asset value per Class 1 unit	4.23	(3.02)	(4.27)	5.14
Increase (decrease) in net asset value per Class 1a unit	N/A	(4.50)	(4.01)	4.48
Increase (decrease) in net asset value per Class 2 unit	5.23	(2.33)	(3.71)	6.32
Increase (decrease) in net asset value per Class 2a unit	N/A	(4.05)	(3.33)	5.26
Net asset value per Class 1 unit	108.81	105.79	101.52	106.66
Net asset value per Class 1a unit	N/A	95.50	91.49	95.97
Net asset value per Class 2 unit	113.96	111.63	107.92	114.24
Net asset value per Class 2a unit	N/A	95.95	92.62	97.88
Winton Series:
Net gain (loss) on investments	$365,878	$9,586	$536	$24,995
Net income (loss)	277,629	29,957	1,564	21,224
Increase (decrease) in net asset value per Class 1unit	12.62	2.54	0.32	5.33
Increase (decrease) in net asset value per Class 2 unit	14.06	2.66	0.68	6.13
Net asset value per Class 1 unit	124.55	127.09	100.32	105.65
Net asset value per Class 2 unit	130.33	132.99	100.68	106.81
Campbell/Graham Series:
Net gain (loss) on investments	$1,558,848	$(803,333)	$(3,058,487)	$5,530,625
Net income (loss)	940,199	(1,182,988)	(2,316,250)	3,702,633
Increase (decrease) in net asset value per Class 1unit	2.60	(2.52)	(4.65)	6.54
Increase (decrease) in net asset value per Class 2 unit	3.40	(1.88)	(4.13)	7.64
Net asset value per Class 1 unit	96.90	94.38	89.73	96.27
Net asset value per Class 2 unit	100.23	98.35	94.22	101.86
Currency Series:
Net gain (loss) on investments	$71,315	$(59,590)	$(52,420)	$284,782
Net income (loss)	37,528	(53,579)	(3,555)	303,597
Increase (decrease) in net asset value per Class 1unit	0.57	(1.28)	(0.10)	4.31
Increase (decrease) in net asset value per Class 2 unit	1.35	(0.59)	0.65	5.40
Net asset value per Class 1 unit	98.23	96.95	96.85	101.16
Net asset value per Class 2 unit	102.77	102.18	102.83	108.23
Dunn Series:
Net gain (loss) on investments	$(1,950)	$5,904	$(18,446)	$(4,121)
Net income (loss)	(2,065)	6,172	(17,992)	(3,913)
Increase (decrease) in net asset value per Class 1unit	(0.72)	(1.57)	(6.08)	(1.55)
Increase (decrease) in net asset value per Class 2 unit	(0.08)	(0.98)	(5.79)	(1.03)
Net asset value per Class 1 unit	86.11	84.54	78.46	76.91
Net asset value per Class 2 unit	90.07	89.09	83.30	82.27
Graham Series:
Net gain (loss) on investments	$187,557	$267,563	$(424,745)	$477,665
Net income (loss)	129,180	204,768	(487,056)	409,937
Increase (decrease) in net asset value per Class 1unit	1.15	1.83	(5.28)	4.10
Increase (decrease) in net asset value per Class 2 unit	1.83	2.58	(4.91)	5.02
Net asset value per Class 1 unit	84.05	85.88	80.60	84.70
Net asset value per Class 2 unit	87.56	90.14	85.23	90.25
Long Only Commodity Series:
Net gain (loss) on investments	$(8,762)	$(14,064)	$(315,661)	$(77,252)
Net income (loss)	290	14,153	(282,222)	(50,962)
Increase (decrease) in net asset value per Class 1unit	3.82	5.64	(13.63)	(0.38)
Increase (decrease) in net asset value per Class 2 unit	4.08	6.20	(13.25)	0.10
Net asset value per Class 1 unit	103.82	109.46	95.83	95.45
Net asset value per Class 2 unit	104.08	110.28	97.03	97.13
Long/Short Commodity Series:
Net gain (loss) on investments	$38,394	$(293,950)	$(476,338)	$1,443,234
Net income (loss)	7,747	(345,696)	(649,362)	1,250,365
Increase (decrease) in net asset value per Class 1unit	0.94	(2.43)	(3.69)	5.60
Increase (decrease) in net asset value per Class 2 unit	1.20	(1.69)	(3.02)	6.44
Net asset value per Class 1 unit	100.94	98.51	94.82	100.42
Net asset value per Class 2 unit	101.20	99.51	96.49	102.93
Managed Futures Index Series:
Net gain (loss) on investments	$(492)	$(56,726)	$(44,834)	$(16,327)
Net income (loss)	(13)	(10,932)	(12,564)	11,449
Increase (decrease) in net asset value per Class 1unit	(0.11)	(0.63)	(4.26)	1.75
Increase (decrease) in net asset value per Class 2 unit	0.11	(0.13)	(3.81)	2.26
Net asset value per Class 1 unit	99.89	99.26	95.00	96.75
Net asset value per Class 2 unit	100.11	99.98	96.17	98.43

The following summarized quarterly financial information presents the Frontier Fund's results of operations for the three-month periods ended March 31, June 30, September 30 and December 31, 2005.

	1st Quarter 2005	2nd Quarter 2005	3rd Quarter 2005	4th Quarter 2005
Balanced Series:
Net gain (loss) on investments	$(2,962,770)	$3,670,325	$364,393	$12,346,295
Net increase/(decrease) in owners’ captial resulting from operations	(3,101,052)	2,136,069	(507,925)	8,517,435
Increase (decrease) in net asset value per Class 1 unit	(7.78)	1.19	(1.17)	6.31
Increase (decrease) in net asset value per Class 2 unit	(7.10)	2.07	(0.43)	7.34
Net asset value per Class 1 unit	98.25	99.44	98.27	104.58
Net asset value per Class 2 unit	99.75	101.82	101.39	108.73
Winton Series:
Net gain (loss) on investments	$(36,722)	$(92,549)	$208,706	$286,421
Net income (loss)	(47,685)	(103,373)	178,633	225,664
Increase (decrease) in net asset value per Class 1unit	(7.62)	(8.75)	10.31	11.98
Increase (decrease) in net asset value per Class 2 unit	(6.92)	(8.20)	11.33	13.22
Net asset value per Class 1 unit	98.39	89.64	99.95	111.93
Net asset value per Class 2 unit	99.92	91.72	103.05	116.27
Campbell/Graham Series:
Net gain (loss) on investments	$(15,520)	$577,766	$388,044	$(304,634)
Net income (loss)	(20,546)	396,352	208,449	(179,679)
Increase (decrease) in net asset value per Class 1unit	(6.87)	2.11	(0.41)	(0.53)
Increase (decrease) in net asset value per Class 2 unit	(6.49)	2.82	0.31	0.19
Net asset value per Class 1 unit	93.13	95.24	94.83	94.30
Net asset value per Class 2 unit	93.51	96.33	96.64	96.83
Currency Series:
Net gain (loss) on investments	$1,600	$(2,299)	$921	$(5,397)
Net income (loss)	(786)	(3,159)	(1,440)	(6,294)
Increase (decrease) in net asset value per Class 1unit	(0.90)	(0.28)	(0.95)	(2.88)
Increase (decrease) in net asset value per Class 2 unit	(0.14)	0.49	(0.20)	(2.20)
Net asset value per Class 1 unit	101.77	101.49	100.54	97.66
Net asset value per Class 2 unit	103.33	103.82	103.62	101.42
Dunn Series:
Net gain (loss) on investments	$(329,760)	$297,798	$(360,390)	$2,779
Net income (loss)	(330,192)	303,277	(358,251)	2,009
Increase (decrease) in net asset value per Class 1unit	(15.05)	11.81	(15.47)	0.58
Increase (decrease) in net asset value per Class 2 unit	(14.50)	12.77	(15.15)	1.26
Net asset value per Class 1 unit	89.91	101.74	86.25	86.83
Net asset value per Class 2 unit	91.27	104.04	88.89	90.15
Graham Series:
Net gain (loss) on investments	$(1,122,139)	$72,374	$595,859	$298,495
Net income (loss)	(1,180,484)	(149,668)	158,484	(97,137)
Increase (decrease) in net asset value per Class 1unit	(15.92)	(2.69)	0.71	(2.77)
Increase (decrease) in net asset value per Class 2 unit	(15.30)	(2.07)	1.38	(2.20)
Net asset value per Class 1 unit	87.65	84.96	85.67	82.90
Net asset value per Class 2 unit	88.62	86.55	87.93	85.73

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

As of December 31, 2006, the Trust had nine separate Series of Units issued and outstanding: Balanced Series, Winton Series, Campbell/Graham Series, Currency Series, Dunn Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series. Each Series of Units had two separate sub-classes issued and outstanding—Class 1 and Class 2 (except for the Balanced Series, which has four sub-classes– Class 1, Class 1a, Class 2 and Class 2a).

On January 26, 2007 the Trust filed a registration statement on Form S-1 (File No. 333-140240), which was declared effective on February 12, 2007. The Trust registered in such registration statement Units in Balanced Series (Class 2) and Long/Short Commodity Series (Class 1 and Class 2).

For additional overview of the Trust’s structure and business activities, see Item 1 “BUSINESS.”

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

Foreign Currency Transactions

The Trust’s functional currency is the U.S. Dollar, however, it transacts business in currencies other than the U.S. Dollar. Assets and liabilities denominated in currencies other than the U.S. Dollar are translated into U.S. Dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. Dollar are translated into U.S. Dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. Dollars are reported in income.

Investment Transactions and Valuation

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

Allocation of Trading Profits or Losses

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

Interest Income

Interest income from all sources, including assets held at clearing brokers and cash and cash equivalents held at banks, is aggregated and allocated across all Series in proportion to their daily Net Asset Value.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At December 31, 2006, cash deposited at the clearing brokers was $72,480,538 for the Balanced Series, $13,938,010 for the Campbell/Graham Series, $2,970,911 for the Currency Series, $1,412,416 for the Long Only Commodity Series, $4,485,621 for the Long/Short Commodity Series and $1,729,868 for the Managed Futures Index Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each week. Currently, this amount is estimated to be 4.83%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress of the U.S. or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham Series, Currency Series, Dunn Series and Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 20% of the Trust’s assets are expected to be committed as required margin for futures contracts and forward and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short term investments, such as money market funds, certificates of deposit (under nine months) and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. Federally chartered banks. As of December 31, 2006, such cash equivalents and short term investments included time deposits at Merrill Lynch Bank USA, and money market funds held at Merrill Lynch Investment Managers. Including cash held at U.S. Bank, total cash and cash equivalents and short term investments held at these institutions were $171,845,171 for the Balanced Series, $583,923 for the Winton Series, $33,056,494 for the Campbell/Graham Series, $15,195,251 for the Currency Series, $524,433 for the Dunn Series, $13,221,368 for the Graham Series, $9,151,037 for the Long Only Commodity Series, $17,204,364 for the Long/Short Commodity Series and $8,257,252 for the Managed Futures Index Series.

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

In addition to market risk, trading futures, forward and swap contracts entails credit risk in that a counterparty will not be able to meet its obligations to a Trading Company. The counterparty for futures contracts traded in the U.S. and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. Some non-U.S. exchanges, in contrast to U.S. exchanges are principals’ markets in which performance is the responsibility only of the individual counterparty with whom the Trading Company has entered into the transaction with and not of the exchange or clearing corporation. In these kinds of markets, there is risk of bankruptcy or other failure or refusal to perform by the counterparty.

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

Results of Operations

Year Ended December 31, 2006

Balanced Series

The Balanced Series – Class 1 Net Asset Value gained 2.0% for the twelve months ended December 31, 2006, net of fees and expenses; the Balanced Series – Class 1a Net Asset Value lost 4.0% for the period from commencement of operations through December 31, 2006, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value gained 5.1% for the twelve months ended December 31, 2006 net of fees and expenses; the Balanced Series – Class 2a Net Asset Value lost 2.1% for the period of commencement of operations through December 31, 2006, net of fees and expenses.

The Balanced Series – Class 1 Net Increase In Owners’ Capital Resulting From Operations was $2,785,824, or $2.08 per unit, for the twelve months ended December 31, 2006.

The Balanced Series – Class 1a Net Increase/(Decrease) In Owners’ Capital Resulting From Operations was $70,322, or ($4.03) per unit, for the period from commencement of operations through December 31, 2006.

The Balanced Series – Class 2 Net Increase In Owners’ Capital Resulting From Operations was $1,623,731, or $5.51 per unit, for the twelve months ended December 31, 2006.

The Balanced Series – Class 2a Net Increase/(Decrease) In Owners’ Capital Resulting From Operations was $15,806, or ($2.12) per unit, for the period of commencement of operations through December 31, 2006.

For the twelve months ended December 31, 2006, the Balanced Series recorded net gain on investments of $14,339,272, net interest of $4,254,855, and total expenses of $10,436,290, resulting in a net increase in Owners’ capital from operations of $4,495,683 after minority interests of $3,662,154. The Net Asset Value per Unit, Class 1, increased from $104.58 at December 31, 2005, to $106.66 at December 31, 2006 and the Class 1a Net Asset Value per Unit decreased from $100.00 at the beginning of operations to $95.97 at December 31, 2006. For Class 2, the Net Asset Value per Unit increased from $108.73 at December 31, 2005, to $114.24 at December 31, 2006 and the Class 2a Net Asset Value per Unit decreased from $100.00 at the beginning of operations to $97.88 at December 31, 2006. Total Class 1 subscriptions and redemptions for the twelve months were $122,409,181 and $15,376,421, respectively. Total Class 1a subscriptions from the beginning of operations to December 31, 2006 were $4,133,543. There were no redemptions. Total Class 2 subscriptions and redemptions for the twelve month period were $29,413,245 and $3,680,487, respectively. Total Class 2a subscriptions from the beginning of operations to December 31, 2006 were $646,000. There were no redemptions. Ending capital at December 31, 2006, was $224,559,900 for Class 1, $4,203,865 for Class 1a, $48,581,401 for Class 2 and $661,806 for Class 2a.

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

Net performance in the fourth quarter was positive, with strong performances in the currencies and stock indices sectors leading the way. In spite of the strong performance, the currencies sector ended the year net-negative, along with the energies and commodities sectors. Even considering a lackluster performance from June through December, the metals sector ended 2006 the most profitable, followed closely by the stock indices sector.

Winton Series (formerly Beach Series)

The Winton Series – Class 1 Net Asset Value increased 5.7% for the twelve months ended December 31, 2006, net of fees and expenses; the Winton Series – Class 2 Net Asset Value increased 6.8% for the twelve months ended December 31, 2006, net of fees and expenses.

The Winton Series – Class 1 Net Increase In Owners’ Capital Resulting From Operations was $285,913, or $5.65 per unit, for the twelve months ended December 31, 2006.

The Winton Series – Class 2 Net Increase In Owners’ Capital Resulting From Operations was $44,461, or $6.81 per unit, for the twelve months ended December 31, 2006.

For the twelve months ended December 31, 2006, the Winton Series (which includes results from both the Beach trader and the Winton trader) recorded net gain on investments of $400,995, net interest of $36,215, and total expenses of $106,836, resulting in a net increase in Owners’ capital from operations of $330,374. The Net Asset Value per Unit, Class 1, increased from $100.00 at the commencement of operations of the new Winton Series on August 11, 2006, to $105.65 as of December 31, 2006. The Net Asset Value per Unit, Class 2, increased from $100.00 at the commencement of operations of the new Winton Series on August 11, 2006, to $106.81 as of December 31, 2006. Total Class 1 subscriptions for the twelve months were $1,038,201, and redemptions were $3,014,437. Total Class 2 subscriptions and redemptions for the twelve month period were $401,900, and $333,946, respectively. Ending capital at December 31, 2006, was $356,924 for Class 1 and $290,721 for Class 2.

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

Some of the trends consolidated in February. While in Europe the stock indices continued to perform well, Japan was a slightly different story with the Topix and Nikkei indices falling nearly 3% on the month. The U.S. markets also ended the month in negative territory. The interest rate sector had a positive month as global interest rates continued to rise in February. The largest percentage yield increase took place in Japan where 2-year Japan Government Bonds (“JGB’s”) went from 0.3% to 0.475% on the back of the Japanese government’s upgrading its economic assessment, characterizing the recovery as under way and broadening. The U.S. Dollar performed well, erasing most of its January decline. The Japanese yen was the only major currency to appreciate vs. the U.S. Dollar. A combination of warmer than normal temperatures and a continued restoration of hurricane damaged refining and distribution capacity saw a fall in energy prices. Both base metals, with the exception of zinc, and precious metals fell in February; giving back some of the gains of the prior month. Sugar, one of the best performing commodities this year, also gave back some of its recent gains.

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

The growing perception that the interest rate cycle has turned in the U.S. was the dominant theme within the global fixed income markets in September. This was driven by the slowing of the U.S. housing market and the ensuing drag on consumer spending that resulted in a solid performance from the bond portfolio which was up over 1% over the course of the month, producing the highest sector return. This was followed by the equities, which rallied across much of Europe and the Far East. The expectation of lower U.S. interest rates was the main cause of this optimism over stock valuations. A combination of factors, including the calming of the situation in the Middle East and growing levels of inventories, led to a strong decline in the price of oil. This briefly led to crude trading below the $60 level for the first time since March. As a result, the energy portfolio was the worst performing sector for the month. Precious metals also declined across the board, with gold down 5% and silver falling by over 12%. Currency markets were tentatively range bound. The continuing strength of sterling has led to some questioning of its current levels. The ongoing backdrop of the Chinese stance towards its currency bands came to the forefront at the end of the month and led to some short term volatility in yen valuations.

The continuing strength of the equity markets was one of the central themes for October. U.S. stock indices reached record levels as a string of solid earnings reports, coupled with rising confidence in the Federal Reserve’s (“Fed”) future actions, reassured investors. A similarly bullish month was enjoyed by the base metal sector which, having paused for breath in September continued its impressive rise for the year. The headline performer was zinc which rallied by an impressive 26%. This was followed by lead which saw a 17% gain. Crude oil declined on the month although the bulk of this downward pressure was restricted to the start and end of the month. Warm U.S. weather and an increase in stockpiles led to reduced demand for energy products. Other energy markets showed high levels of volatility, in particular, heating oil and unleaded gasoline. In the financial sector the treasury market sold off aggressively as much of the gains of the September rally were given back. Front end rates rose as strong data suggested there was still potential for further rate hikes from the Fed. This was in contrast to the previously widely held perception within the market that after a suitable pause monetary conditions would be gradually eased. Meanwhile, the dollar moved in harmony with the bond market, as currency markets moved in a fairly systematic fashion with periods of dollar negative and positive sentiment dominating the market in tandem with yield expectations.

The currency markets dominated activity in the last week of November, as the U.S. Dollar came under significant pressure. A steady flow of disappointing economic data led to concerns over a U.S. economic slowdown and the chance of a further Fed rate hike became more remote. Foreign exchange volatility increased with the euro leading the charge against the dollar. The resulting market reaction was to push the euro to a 20 month high, whilst sterling rose to its highest level against the dollar for more than 14 years. This price action led to strong gains in the currency sector which was the leading performer for the month. Other significant gains were produced in the equity sector primarily due to intra month volatility. Despite the strong October rally in stocks, the main indices were able to hold on to these gains as investors continued to support the market after periods of falling prices. This led to short term volatility which was exacerbated by the serious weakening in the dollar. The biggest losses were recorded in the energy sector where heating oil rose to a 12 week high as concerns over inventory levels pushed up prices by 6% over the course of the month. A similar pattern was repeated in crude oil, which moved from a recent low of $57 to $63 per barrel. Flattening of the yield curve as rates came under pressure across the board led to positive performance of long bond rate futures. Base metals took a backseat this month with the high volatility seen in recent months replaced by a steadier gradual increase in prices, whilst gold and silver reported strong increases of 6% and 13% respectively as the weak dollar fed through to higher prices in these generally safe haven commodities.

Gains were recorded in the equity markets, as the year long rally continued into December. The slide in energy prices, with crude oil down 5.3% and heating oil down 12.1% for the month led to an out-performance in this sector. Losses were recorded in fixed income, as the recent two month rally in treasury prices was reversed, with the benchmark ten year note yielding twenty basis points higher from the November close.

Campbell Graham Series

The Campbell/Graham Series – Class 1 increased 2.1% for the twelve months ended December 31, 2006, net of fees and expenses; the Campbell/Graham Series – Class 2 increased 5.2% for the twelve months ended December 31, 2006, net of fees and expenses.

The Campbell/Graham Series – Class 1 Net Increase In Owners’ Capital Resulting From Operations was $880,152, or $1.97 per unit, for the twelve months ended December 31, 2006.

The Campbell/Graham Series – Class 2 Net Increase In Owners’ Capital Resulting From Operations was $263,442, or $5.03 per unit, for the twelve months ended December 31, 2006.

For the twelve months ended December 31, 2006, the Campbell/Graham Series recorded net gain on investments of $3,227,653, net interest of $1,263,221, and total expenses of $2,826,870, resulting in a net increase in Owners’ capital from operations of $1,143,594 net of minority interests of $520,410. The Net Asset Value per Unit, Class 1, increased from $94.30 at December 31, 2005, to $96.27 as of December 31, 2006. The Net Asset Value per Unit, Class 2, increased from $96.83 at December 31, 2005, to $101.86 as of December 31, 2006. Total Class 1 subscriptions for the twelve months ended December 31, 2006 were $29,197,231, and redemptions were $2,795,559. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2006 were $5,365,314, and $1,125,145, respectively. Ending capital at December 31, 2006, was $48,843,314 for Class 1 and $7,350,167 for Class 2.

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

A strong performance from Graham Capital Management in April outweighed losses in the Campbell & Co. portion of the portfolio to result in a positive month for the Campbell/Graham Series. Major global bond markets continued to move lower amid ongoing speculation that the U.S. Fed, the European Central Bank (“ECB”) and the Bank of Japan (“BOJ”) will continue to tighten global interest rates throughout the remainder of 2006. The decline in global bond prices continued to result in higher yields throughout the U.S., Europe and Japan. Major U.S. equity indices finished the month relatively mixed as the specter of higher interest rates and soaring energy prices ultimately weighed on U.S. equity markets. Elsewhere, European equity prices declined modestly amid sagging investor confidence in Germany, while the Nikkei posted 16-year highs before selling off in response to China’s decision to raise its benchmark interest rate. The U.S. Dollar declined sharply versus the major global currencies. The dollar posted 11- month lows versus the euro and 3-month lows versus Japanese yen amid ongoing speculation concerning higher global interest rates and renewed concerns regarding the long-term outlook for the dollar. Crude oil prices posted record highs during the month amid continuing global unrest, increased demand among China and India, and reports of declining U.S. inventories. Natural gas prices, however, turned bearish, as mild weather and ample inventories led to a major sell off. In the metals markets, gold soared to 25-year highs, as investors sought refuge from a weakening dollar, and base metals surged to multi-year highs amid increased industrial demand worldwide.

The favorable market conditions experienced throughout the first four months of 2006 abruptly gave way to a volatile and choppy environment during May, as renewed doubts concerning the U.S. economy and rising geopolitical tensions led to extremely difficult trading conditions during the latter half of the month. Losses for the month were primarily attributable to unexpected volatility within the global fixed income sector and a sharp and sudden decline in global equity prices. Major global bond markets experienced significant volatility during the latter half of the month, as the release of weaker-than-expected economic data triggered renewed uncertainty concerning the strength of the U.S. economy and the pace of U.S. Fed policy. Global bond yields finished the month relatively mixed, as yields in the U.S. rose slightly while those in Japan and Europe declined. Major global equity indices finished the month markedly lower amid growing economic uncertainty and rising geopolitical tensions. In the U.S., the NASDAQ declined 6%, the S&P 500 fell 3%, and the Dow Jones Industrial Average lost nearly 2%. Elsewhere, the EuroStoxx 50 declined more than 5% while the Nikkei plunged 8.5%. The U.S. Dollar continued to decline versus the major global currencies. The U.S. Dollar posted 12-month lows versus the euro and 8-month lows versus the Japanese yen, as recent economic data continued to foster a sense of pessimism concerning the long-term outlook for the dollar. Energy prices retreated slightly from record highs amid rising U.S. inventories and easing demand forecasts. In the metals markets, the price of gold posted 26-year highs as investors continued to seek solace from a weakening dollar and rising global tensions, while the price of copper, nickel and zinc surged between 12% and 17%, respectively, amid increased industrial demand worldwide.

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

Energy losses overshadowed equity gains in September. The biggest losses occurred in the energy complex where crude prices fell over 11% and heating oil and unleaded gasoline both fell around 14%. The drop in prices was driven by the lack of hurricane activity, a further easing of geopolitical tensions, and adequate physical supplies amid the warmer-than-normal autumn season. Trading in equity indices was positive as economic data (with the exception of housing related figures) continued to show moderate growth with restrained inflation. Small gains were also recorded in currency markets, where losses on cross rates exposures were more than offset by gains on outright positions, despite the historically low volatilities in many of these markets. Small losses were recorded in fixed income as the market continued to believe that the U.S. Fed will not raise rates again in the foreseeable future.

Strong performance was recorded in the currency sector in October, primarily from an increase in value of the Australian dollar against the yen. The carry trade remained a popular trade, putting pressure on low interest rate funding currencies like the yen, but leaving the U.S. Dollar a bit choppy. Profits were also earned in stock index trading as global equity markets rallied on expectations of stable interest rate policies, favorable earnings reports and lower energy prices. Some of the gains in October were offset by negative performance in energy trading as crude oil closed the month near the lows for the year. Fixed income trading was also negative as bond prices slid during the first part of the month on higher-than-expected September payroll revisions.

Strong performance was recorded in the currency sector in November, primarily from an increase in the euro against the Swiss franc and other euro crosses. Profitable performance was also achieved in the global equity index market. Losses experienced across the energy, metals, and soft commodities markets offset a portion of each portfolio’s overall gain for the month.

The currency sector was the top performer for the Campbell trader’s portfolios in December with euro-related crosses and the continued weakening of the Swiss franc against strong euro-zone economic growth. Fixed income trading also contributed significantly as yields rose sharply across the curve on firm November payrolls, stronger mid-month retail sales, and indications of a potential bottom in housing market data. Trading in global equity indices was strongly positive as a mixture of strong economic growth, restrained inflation, and continued red-hot M&A activity contributed to the Dow finishing the year near all-time highs. Graham trader’s trend-based programs experienced profits across the global equity and currency markets. Smaller gains were also experienced across the energy complex as recent bearish trends in energy prices continued. A portion of each portfolio’s overall gain for the month was offset by losses experienced across the global fixed income markets as global bond prices generally reversed recent bullish trends and moved lower during December.

Currency Series

The Currency Series – Class 1 increased 3.6% for the twelve months ended December 31, 2006, net of fees and expenses; the Currency Series – Class 2 increased 6.7% for the twelve months ended December 31, 2006, net of fees and expenses.

The Currency Series – Class 1 Net Increase In Owners’ Capital Resulting From Operations was $232,232, or $3.50 per unit, for the twelve months ended December 31, 2006.

The Currency Series – Class 2 Net Increase In Owners’ Capital Resulting From Operations was $51,759, or $6.81 per unit, for the twelve months ended December 31, 2006.

For the twelve months ended December 31, 2006, the Currency Series recorded net gain on investments of $244,087, net interest of $418,503, and total expenses of $356,310, resulting in a net increase in Owners’ capital from operations of $283,991 net of minority interests of $22,289. The Net Asset Value per Unit, Class 1, increased from $97.66 at December 31, 2005, to $101.16 as of December 31, 2006. The Net Asset Value per Unit, Class 2, increased from $101.42 at December 31, 2005, to $108.23 as of December 31, 2006. Total Class 1 subscriptions and redemptions for the twelve months ending December 31, 2006 were $6,559,790, and $176,893, respectively. Total Class 2 subscriptions and redemptions were $457,300 and $2,080,237, respectively, for the twelve months ending December 31, 2006. Ending capital at December 31, 2006, was $6,891,891 for Class 1 and $494,736 for Class 2.

The New Year saw a resurgence of old themes as the market moved once more in the direction of yield hunting, and interest rate differentials continued to dominate even short term trading within the foreign exchange markets. Traders remained preoccupied with the path of Fed interest rate policy with the dollar experiencing a sizeable drop in the first few days of the year as the Fed minutes from December suggested that they were closer to the end of the tightening cycle. The U.S. unit weakened further towards the middle of the month to a four month low against the euro on the further belief that the ECB would tighten to combat inflationary pressures. Overall the signals from U.S. economic output remained mixed, and the surprising strength shown in fourth quarter new home sales reversed the U.S. Dollar fortunes by prompting a strong dollar rally. Asian currencies continued to display resilience and gave up little ground despite U.S. Dollar strength elsewhere, and the Brazilian real continued to attract buying interest as the appetite for yield continued.

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

Currency trading was more difficult in March, with the U.S. Dollar characterized by high volatility and little directional movement throughout the month. The euro was up 1.7% during the month, the British pound fell by 0.9%, and the Swiss franc gained 0.6% against the U.S. Dollar. The Japanese yen lost 1.7% against the U.S. Dollar in a volatile, range-bound month. The Canadian dollar had a more difficult time of it, losing 2.7% against the U.S. Dollar and losing 4.3% against the euro.

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

In spite of considerable volatility in the middle of the month that led to small losses in the Currency Series, currencies ended July mixed and little changed. While the British pound increased 1% against the U.S. Dollar, both the euro and Japanese yen were down 0.2%. The Canadian dollar was down 1.3% against U.S. Dollar and down 1.1% against the euro.

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

Currencies were highly correlated to interest rates in October. The U.S. Dollar index, mirroring the movements of U.S. interest rates, was 1.5% higher in the middle of the month, falling sharply to finish 0.75% lower. The British pound climbed 1.9%, the Japanese yen was up by 0.2%, and the euro increased by 0.7% against the U.S. Dollar. The Canadian dollar fell by 0.4% against the U.S. Dollar and 1.1% against the euro.

Traders punished the U.S. Dollar in November, driving the U.S. Dollar index down nearly 3% by the end of the month. The British pound climbed more than 3%, the Japanese yen was up nearly 1%, and the euro increased by 3.7% against the U.S. Dollar. The Canadian dollar fared poorly, falling by 1.6% against the U.S. Dollar and more than 5% against the euro.

After a sharp decline the previous month, the U.S. Dollar recovered in December, regaining about half of its November losses. Although European currencies vis-à-vis the U.S. Dollar were largely range-bound, a continuation of the November breakout in the euro-yen crossrate provided many profitable opportunities for traders. The British pound fell 0.4%, the Japanese yen was down 2.7%, and the euro decreased 0.3% against the U.S. Dollar. The Canadian dollar fell by 2.2% against the U.S. Dollar and 1.9% against the euro.

Dunn Series

The Dunn Series – Class 1 Net Asset Value decreased 11.4% for the twelve months ended December 31, 2006, net of fees and expenses; the Dunn Series – Class 2 Net Asset Value decreased 8.7% for the twelve months ended December 31, 2006.

The Dunn Series – Class 1 Net Decrease In Owners’ Capital Resulting From Operations was $6,526, or $9.92 per unit, for the twelve months ended December 31, 2006.

The Dunn Series – Class 2 Net Decrease In Owners’ Capital Resulting From Operations was $11,272, or $7.88 per unit, for the twelve months ended December 31, 2006.

For the twelve months ended December 31, 2006, the Dunn Series recorded net loss on investments of $18,613, net interest of $6,810, and total expenses of $5,995, resulting in a net decrease in Owners’ capital from operations of $17,798. The Net Asset Value per Unit, Class 1, decreased from $86.83 at December 31, 2005, to $76.91 as of December 31, 2006. The Net Asset Value per Unit, Class 2, decreased from $90.15 at December 31, 2005, to $82.27 as of December 31, 2006. Total Class 1 subscriptions for the twelve months were $0, and redemptions were $63,735. Total Class 2 subscriptions and redemptions for the twelve month period were $0 and $95,974, respectively. Ending Capital at December 31, 2006, was $123,164 for Class 1 and $28,770 for Class 2.

Dunn Series performance was negative in January. The strength in Global bond markets subsided in January as economic strength and a resurgence in energy prices dampened demand for fixed income investments. Concern about instability in Nigeria and the escalation of nuclear tension in Iran drove energy prices higher in January. The U.S. Fed raised its Fed Funds rate to 4.5% at Chairman Alan Greenspan’s last Fed meeting. Subtle changes in its accompanying statement after the rate hike suggest that the Fed may not be finished raising rates, but will likely be reactive going forward.

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

Excellent performance in the interest rate sector in March led to Dunn Series gains in March, as Central Banks interest rate increases were the driving force for fixed income markets. The ECB, Bank of Canada, Swiss National Bank, Norges Bank (Norway) and the U.S. Federal Reserve all raised their respective overnight rates 25 basis points in March. Also, the BOJ officially ended its quantitative easing program which has been in place since March of 2001. Since that time, the BOJ has altered its basic monetary approach by targeting the base of money supply instead of short term interest rates. Although this does not necessarily imply there will be higher interest rates in Japan, it removes a significant obstacle in the path toward them.

The Dunn Series gained in April, as short fixed income positions benefited from increasing yields. Participants expected the normalization of global monetary policy to continue, particularly outside the U.S. These same positions benefited from strong U.S. economic data in the form of March’s Producer Price Index and retail sales figures, pushing the long end of the U.S. yield curve above 5%. The Federal Open Market Committee (“FOMC”) minutes from the Fed’s March meeting suggested the Fed would possibly take a pause in their rate hike cycle. This news was viewed as dollar bearish, thus producing gains in predominantly long foreign currency positions. New all time highs in copper and crude oil led the metal and energy sectors gains.

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

The Dunn Series had negative performance in June. Weaker than expected economic data, in the form of a sub-par U.S. unemployment report, boosted fixed income prices which, in turn led to losses in short U.S. bond positions. The program’s short U.S. Dollar positions suffered when, despite a 25 basis point increase in Refi rate by the ECB analysts interpreted ECB President Trichet’s post-ECB meeting comments as more of a wait-and-see approach to inflation-quenching rate hikes, in contrast to the FOMC’s more aggressive policy as reflected by now 17 consecutive rate hikes. The U.S. PPI and CPI numbers brought attention to the warnings of several FOMC members that inflation should be a concern, as both core numbers were again above the perceived Fed comfort level. This brought back into the spotlight the end of the month FOMC meeting, as expectations of another Fed rate hike gained momentum. The FOMC did not disappoint and raised the Fed Funds rate 25 bps to 5.25% on June 29th.

The Dunn Series was down in July. No single contract experienced a significant gain or loss but losing contracts outnumbered winning contracts 2 to 1. The BOJ raised its overnight rate by 25 basis points to 0.25% (from zero); this was the first rate hike in Japan in six years. The BOJ’s accompanying statement said further rate hikes would be gradual. Ben Bernanke testified that he expects core inflation and growth to moderate in coming quarters. Also the Peoples Bank of China raised its reserve requirement ratio to 0.5 percentage points, for the stated purpose of decelerating its economy, as days earlier China reported an annual GDP growth of 11.3%, year to year.

Losses continued in the Dunn Series in August. Small gains in interest rates, currencies and metals were offset by losses in agriculturals, stock indices and, in particular, energies. Currencies gains were mainly attributable to long British pound and short Japanese yen positions. The Bank of England surprised the market with a rate hike while the yen weakened on no rate hike from the BOJ. Interest rate gains were helped by our long 10-Year Japanese government bonds positions as Japan’s consumer price index was rebased (reformulated) and the predicted change in the CPI due to the rebasing was larger than expected. Losses experienced by the energy sector were primarily due to the sell off of natural gas after prices had peaked earlier this summer due to increased demand for electricity caused by a widespread heat wave. Strength early in the month in crude oil and related products—caused by Middle East conflict and the partial shut down of Prudhoe Bay oil field in Alaska gave way to weakness later in the month as cooler heads prevailed in the Middle East and the initial concerns regarding the Prudhoe Bay situation turned out to be overestimated, leading to net losses in long energy positions.

The return for the Dunn Series was negative in September. Energy prices continued to weaken this month, benefiting short positions. Bearish news of a substantial new oil field in the Gulf of Mexico and a mid-month OPEC meeting with no change in output quotas left crude prices $8 dollars a barrel lower on the month. The FOMC left rates unchanged for a second meeting in a row, but continued to have a tightening bias on the basis that some inflation risk remain. This coupled with weaker than expected economic data, produced losses in our fixed income positions. The Philadelphia Federal Reserve Bank business outlook survey showed manufacturing had slowed to 3-year lows in that region, and the August U.S. housing starts report was weaker than expected.

Energy prices continued weaker in October, benefiting short positions, as a worldwide decline in demand out-weighted any actual or perceived threat to oil supply and production, either by terrorist acts or announced plans by OPEC to lower members’ quotas. Gains in the energy sector were overcome by losses in interest rates futures contacts, both foreign and domestic. After months of a slow but steady decline in interest rate expectations, brought on, in part, by soft non-farm employment data, a quick sharp reversal of interest rates was experienced. This was attributable to a larger than anticipated adjustment to the preliminary estimate of Current Employment Statistics’ (CES) annual benchmark by the Bureau of Labor and Statistics (BLS), which is expected to add approximately 810,000 to the non-farm payroll, the largest upward revision ever.

After falling sharply early in the month, both U.S. and European interest rate futures recovered to finish November somewhat higher. Uncertainty over the timing and direction of future central bank moves in Japan, Europe, and the U.S. was reflected in the tepid performance of short-term rate futures. Overall, futures at the long end of the curve were stronger than their shorter brethren, continuing a trend that was started late last summer. Traders punished the U.S. Dollar in November, driving the U.S. Dollar index down nearly 3% by the end of the month. The British pound climbed more than 3%, the Japanese yen was up nearly 1%, and the euro increased by 3.7% against the U.S. Dollar. The Canadian dollar fared poorly, falling by 1.6% against the U.S. Dollar and more than 5% against the euro. American and European stock markets continued to show strength through most of the month of November, although a late-month decline erased much of those gains for the European markets. The S&P 500 finished the month up 1.6% and the NASDAQ Composite was higher by 2.7%. In Europe, futures on the German DAX finished the month up less than 1% after being ahead by more than 3% two weeks earlier. British FTSE futures were down 1%. Japanese Nikkei 225 futures had to rally sharply to overcome a 4% deficit and finished the month lower by only 1%. In November, energy markets continued the quiet range-bound trading experienced throughout the previous month. Crude oil finished the month up 4.4% at $64.62/bbl. Heating oil was up 6.6% and gasoline finished the month up 8.8%. Natural gas futures traded in a range, closing at the top of the range to finish November higher by 10.4%. (All prices based on February delivery.) February gold rallied late in the month to finish November up 6.5% at $653/oz. Silver continued to streak upward, climbing 13.5% during the month to $14.11/oz.,the highest monthly close in more than twenty years. Copper futures fell by 4.5%. (Silver and copper prices based on March delivery.) The corn and soybean markets continued upward, albeit not at the torrid pace of the previous month. March corn was up more than 16%, finishing November at $3.90/bu. Soybeans followed with a 7% gain. Wheat continued to consolidate, up 3.7%. The cattle complex was down slightly in a volatile market.

After peaking early in the month, both U.S. and European interest rate futures reversed and fell sharply across the entire curve throughout December, signaling the expectation of higher interest rates to come. The downward moves in the U.S. futures constituted a significant reversal of an uptrend that began last June. After a sharp decline the previous month, the U.S. Dollar recovered in December, regaining about half of its November losses. Although European currencies vis-à-vis the U.S. Dollar were largely range-bound, a continuation of the November breakout in the Euro-Yen crossrate provided many profitable opportunities for traders (see chart). The British pound fell 0.4%, the Japanese yen was down 2.7%, and the euro decreased 0.3% against the U.S. Dollar. The Canadian dollar fell by 2.2% against the U.S. Dollar and 1.9% against the euro. European stock markets outperformed their American counterparts in December. The S&P 500 finished the month up 1.2% and the NASDAQ Composite was lower by 0.7%. The blue-chip Dow Jones Industrial Index set several new all-time highs during the month, culminating with an intraday high of 1,250.15 and finishing the month up 2.0% at 1,246.32. In Europe, futures on the German DAX finished the month up just over 4% while French CAC-40 futures were up 3.9%. Japanese Nikkei 225 futures soared upward and finished the month higher by 6.3%. While crude oil and gasoline remained range-bound, warmer weather in the U.S. caused heating oil and natural gas prices to fall in December. Crude oil finished the month down 5.5% at $61.05/bbl. Heating oil dropped by 12.2% and gasoline finished the month down 6.1%. Natural gas futures plummeted to finish December lower by 29.2% (all prices based on February delivery). February gold remained range-bound in December, finishing down 2.3% at $638/oz. Silver gave up nearly half of its recent gains, falling by 8.4% during the month to $12.93/oz. Copper futures continued to correct against the long-term trend, finishing the month down 10.2%. The grains complex was choppy and range-bound in December, with little net movement by the end of the month. Cotton and cocoa were both up approximately 5% in an otherwise uneventful month.

Graham Series

The Graham Series – Class 1 Net Asset Value increased 2.2% for the twelve months ended December 31, 2006, net of fees and expenses; the Dunn Series – Class 2 Net Asset Value increased 5.3% for the twelve months ended December 31, 2006, net of fees and expenses.

The Graham Series – Class 1 Net Increase In Owners’ Capital Resulting From Operations was $170,103 or $1.80 per unit, for the twelve months ended December 31, 2006.

The Graham Series – Class 2 Net Increase In Owners’ Capital Resulting From Operations was $86,726, or $4.52 per unit, for the twelve months ended December 31, 2006.

For the twelve months ended December 31, 2006, the Graham Series recorded net gain on investments of $508,040, net interest of $422,496, and total expenses of $673,707, resulting in a net increase in Owners’ capital from operations of $256,829. The Net Asset Value per Unit, Class 1, increased from $82.90 at December 31, 2005, to $84.70 as of December 31, 2006. The Net Asset Value per Unit, Class 2, increased from $85.73 at December 31, 2005, to $90.25 as of December 31, 2006. Total Class 1 subscriptions and redemptions for the twelve months were $1,316,260 and $1,137,106, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $507,096 and $316,931, respectively. Ending capital at December 31, 2006 was $5,991,337 for Class 1 and $2,049,495 for Class 2.

2006 began on a positive note, as the Graham Series recorded gains during the month of January. The U.S. Dollar experienced significant volatility during the month and moved sharply lower versus the major European currencies. The dollar fell to a 4-month low versus the euro amid continuing speculation concerning the direction of interest rates in the U.S. The global bond markets also experienced short-term price volatility, as global bond prices declined sharply amid ongoing inflationary concerns. The decline in prices led to rising yields, as the German bund and U.S. 10-Year Treasury note yields advanced 15 basis points and 12 basis points, respectively, during the month. Global equity prices continued to rally, as European and Japanese equity indices continued to trend higher despite significant mid-month price volatility resulting from a broad sell-off in Japan, a flurry of weak earnings reports, and higher energy prices. Commodities prices, particularly those in the energy and metals sectors, continued to rally amid lingering supply concerns linked to severe weather disruptions, labor unrest, and renewed inflationary fears. Most notably, copper and zinc posted record highs, gold rallied to a 25-year high, and coffee and sugar prices rose 10% and 23%, respectively.

In February, global bond markets experienced short-term volatility as prices were marginally lower amid ongoing speculation concerning global interest rates. The modest decline in prices led to higher yields, as the Japanese 10-Year Government bond and U.S. 10-Year Treasury note yield advanced 7 basis points and 5 basis points, respectively, during the month. European equity indices continued to rally following the release of better-than-expected earnings reports, while Japanese equity indices generally declined amid speculation that the BOJ may soon shift away from a long standing policy of extreme accommodation. Major equity indices in the U.S. were mixed as questions remain concerning the direction of U.S. interest rates. The U.S. Dollar experienced significant volatility during the month amid continuing uncertainty with respect to U.S. interest rates. Ultimately, the dollar rebounded from last month’s 4-month low to finish February at a 7-week high versus the euro. Energy prices declined sharply amid unseasonably warm weather in the U.S. and reports of ample inventories for the remainder of the winter season. Metals prices experienced significant volatility amid concerns that the bullish trends experienced in January may ultimately translate to increased supplies.

The first quarter of 2006 was positive for the Graham Series as strong gains in the interest rate sector led to a profitable March. Major global bond markets finished the month significantly lower amid ongoing speculation concerning higher global interest rates following the 15th consecutive rate increase by the U.S. FOMC. The decline in global bond prices resulted in higher yields throughout Europe, Japan and the U.S. Major global equity indices in the U.S. and Europe finished the month higher as equity prices rallied following the release of positive economic data in the U.S. In Japan, the Nikkei index surged more than 5% amid renewed optimism concerning the pace of Japanese economic growth. The U.S. Dollar experienced significant volatility and moved in a trading range versus major global currencies amid lingering concerns regarding higher global interest rates. The U.S. Dollar finished the month gaining 1% to 2% versus the yen and the sterling, while declining versus the euro and the Swiss franc. Energy prices finished the month higher amid weather-related concerns, declining inventories and continuing geopolitical unrest in the Middle East. Precious metals prices generally rallied as the price of gold approached $600 an ounce. Base metals also continued to rally as the price of zinc and copper again posted record highs, rising 13% and 11.5%, respectively.

April proved to be a strong month for the Graham Series, largely due to significant profits from trends in the fixed income and metals markets. Major global bond markets continued to move lower amid ongoing speculation that the U.S. Fed, the ECB and the BOJ would continue to tighten global interest rates throughout the remainder of 2006. The decline in global bond prices continued to result in higher yields throughout the U.S., Europe and Japan. Major U.S. equity indices finished the month relatively mixed as the specter of higher interest rates and soaring energy prices ultimately weighed on U.S. equity markets. Elsewhere, European equity prices declined modestly amid sagging investor confidence in Germany, while the Nikkei posted 16-year highs before selling off in response to China’s decision to raise its benchmark interest rate. The U.S. Dollar declined sharply versus the major global currencies. The U.S. Dollar posted 11- month lows versus the euro and 3-month lows versus the Japanese yen amid ongoing speculation concerning higher global interest rates and renewed concerns regarding the long-term outlook for the U.S. Dollar. Crude oil prices posted record highs during the month amid continuing global unrest, increased demand among China and India, and reports of declining U.S. inventories. Natural gas prices, however, turned bearish, as mild weather and ample inventories led to a major sell off. In the metals markets, gold soared to 25-year highs, as investors sought refuge from a weakening U.S. Dollar, and base metals surged to multi-year highs amid increased industrial demand worldwide.

The favorable market conditions experienced throughout the first four months of 2006 abruptly gave way to a volatile and choppy environment during May, as renewed doubts concerning the U.S. economy and rising geopolitical tensions led to extremely difficult trading conditions during the latter half of the month. Losses for the month were primarily attributable to unexpected volatility within the global fixed income sector and a sharp and sudden decline in global equity prices. Major global bond markets experienced significant volatility during the latter half of the month, as the release of weaker-than-expected economic data triggered renewed uncertainty concerning the strength of the U.S. economy and the pace of U.S. Fed policy. Global bond yields finished the month relatively mixed, as yields in the U.S. rose slightly while those in Japan and Europe declined. Major global equity indices finished the month markedly lower amid growing economic uncertainty and rising geopolitical tensions. In the U.S., the NASDAQ declined 6%, the S&P 500 fell 3%, and the Dow Jones Industrial Average lost nearly 2%. Elsewhere, the EuroStoxx 50 declined more than 5% while the Nikkei plunged 8.5%. The U.S. Dollar continued to decline versus the major global currencies. The dollar posted 12-month lows versus the euro and 8-month lows versus the Japanese yen, as recent economic data continued to foster a sense of pessimism concerning the long-term outlook for the dollar. Energy prices retreated slightly from record highs amid rising U.S. inventories and easing demand forecasts. In the metals markets, the price of gold posted 26-year highs as investors continued to seek solace from a weakening dollar and rising global tensions, while the price of copper, nickel and zinc surged between 12% and 17%, respectively, amid increased industrial demand worldwide.

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

The unusually difficult trading conditions encountered since May continued throughout July, as the Graham Series experienced losses for the month. The specter of economic uncertainty in the U.S. and expanding hostilities globally continued to plague many global markets, resulting in excessive price volatility across nearly all market sectors. Major global bond markets experienced significant volatility during the latter half of the month, as the release of weaker-than-expected economic data triggered renewed uncertainty concerning the strength of the U.S. economy and the pace of U.S. Fed policy. Global bond yields finished the month relatively mixed, as yields in the U.S. rose slightly while those in Japan and Europe declined. Major global equity indices continued to experience significant volatility during the month. Although many global equity markets declined sharply mid-month amid growing inflationary fears and widening global conflict, equity prices generally rallied later in the month as weaker-than-expected second quarter economic data calmed interest rates concerns. The U.S. Dollar finished the month mixed versus many of the major global currencies. The dollar experienced a decidedly turbulent month in the wake of conflicting economic data and shifting global tensions, initially posting near 3-month highs versus the euro, the Japanese yen and the Swiss franc, only to reverse sharply lower. The dollar finished the month with only modest gains versus the euro, the yen and the franc, and experienced fairly significant declines versus the Mexican peso, the South African rand, the Australian dollar and the British pound. Weather-related concerns, global unrest and economic uncertainty wreaked havoc on the commodity markets, resulting in excessive volatility across the energy, metals and agricultural sectors. Natural gas prices surged nearly 35% as temperatures throughout much of the U.S. soared to triple-digit heights, while crude oil prices posted record highs amid the outbreak of fighting in Lebanon. Metals prices proved exceedingly volatile in response to changing demand forecasts, while many of the agricultural markets ebbed and flowed in response to seasonal factors.

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

The economic and geopolitical uncertainty gave way to a more favorable climate during September. Profitable trading opportunities re-emerged across the equity, global fixed income, and commodity markets, as market participants began to forego rumor and conjecture in favor of a renewed emphasis on existing fundamentals. Major global bond markets generally advanced during the month amid ongoing speculation concerning the relative strength of the world’s major industrial economies and the future direction of global interest rates. The U.S. Treasury market continued to march higher, as relatively mild inflation readings and a deepening slump in the housing sector reinforced the prevailing notion that U.S. monetary policy will remain unchanged through the end of the year. European and Japanese bonds generally moved higher, despite indications from both the ECB and the BOJ that further rate hikes may be imminent. Global bond yields generally moved lower, as the yield of the benchmark 10-year U.S. Treasury note shed 9 basis points to finish the month at the lowest levels since late-February, while the yields of the euro bund and the Japanese government bond shed 6 basis points and 2 basis points, respectively. Major global equity indices finished the month decidedly higher as declining bond yields and falling energy prices spawned the rebirth of investor optimism. In the U.S., the NASDAQ, Dow Jones Industrial Average, and S&P 500 recorded gains of 3.4%, 2.6%, and 2.5%, respectively, as investors generally ignored signs of a cooling U.S. economy and focused on the potential for a more favorable interest rate environment in the months ahead. Elsewhere, the EuroStoxx 50 advanced in line with U.S. equity markets, gaining 2.4%, while the Nikkei concluded the month essentially unchanged. The U.S. Dollar strengthened versus many of the major global currencies during September, although the currency markets continued to be characterized by a relatively low volatility trading environment. Conflicting U.S. economic data and cautionary statements from both the ECB and the BOJ led many market participants to speculate concerning the future of interest rate differentials among the world’s leading industrial nations. The dollar recorded its largest monthly gain versus the euro since February, and advanced versus each of the Japanese yen, Swiss franc, British pound, and Australian dollar. Relative to other currencies, the dollar also experienced gains versus the Mexican peso, the Canadian dollar, and the South African rand. The commodity markets continued to experience significant volatility throughout the month. Energy prices continued to fall amid improving supply and demand fundamentals and severe price dislocations. Natural gas prices tumbled in excess of 30%, while crude oil prices declined approximately 10%. Gold prices shed nearly 5% in the wake of a stronger U.S. Dollar and a rally in global equity prices, and base metal prices generally declined amid waning global demand. Soft commodities and agricultural markets similarly experienced a significant degree of short-term price volatility during the month in response to a variety of seasonal factors.

October proved to be a profitable month for the Graham Series, as the favorable market conditions that re-emerged during September continued through much of October. Significant profits were recorded from trading in the global equity indices, as the bullish trend in global equity prices continued unabated. Smaller gains were experienced across the metals, energy, and soft commodities markets, as many commodity markets continued to trend in line with existing market fundamentals. Losses experienced in the global fixed income markets and, to a lesser extent, the currency and agricultural markets, offset much, if not all, of each portfolio’s gains.

The Graham Series recorded solid gains during November. Graham’s programs experienced profits across the global equity index, global fixed income, and currency markets, capitalizing on a variety of broad-based trends, including the rally in U.S. equity indices, the decline in global bond yields, and the weakening U.S. Dollar. Smaller gains were also experienced from trading in the agricultural markets as grain prices continued to march higher amid supply concerns. Losses experienced across the energy, metals, and soft commodities markets offset a portion of each portfolio’s overall gain for the month.

The Graham Series continued to record gains during December. Graham’s trend based programs experienced profits across the global equity and currency markets. Smaller gains were also experienced across the energy complex as recent bearish trends in energy prices continued. A portion of the overall gain for the month was offset by losses experienced across the global fixed income markets as global bond prices generally reversed recent bullish trends and moved lower during December.

Long Only Commodity Series

The Long Only Commodity Series commenced operations on February 24, 2006. The Long Only Commodity Series – Class 1 Net Asset Value lost 4.6% from the start of operations through December 31, 2006, net of fees and expenses; the Long Only Commodity Series – Class 2 Net Asset Value lost 2.9% from the start of operations through December 31, net of fees and expenses.

The Long Only Commodity Series – Class 1 Net Decrease In Owners’ Capital Resulting From Operations was $285,460, or $4.55 per unit, for the period from commencement of operations through December 31, 2006.

The Long Only Commodity Series – Class 2 Net Decrease In Owners’ Capital Resulting From Operations was $33,281, or $2.87 per unit, for the period from commencement of operations through December 31, 2006.

For the period from commencement of operations through December 31, 2006, the Long Only Commodity Series recorded net loss on investments of $415,739, net interest of $231,248, and total expenses of $134,250, resulting in a net decrease in Owners’ capital from operations of $318,741. The Net Asset Value per Unit, Class 1, decreased from $100.00 at the beginning of operations to $95.45 as of December 31, 2006. The Net Asset Value per Unit, Class 2, decreased from $100.00 at the beginning of operations to $97.13 as of December 31, 2006. Total Class 1 subscriptions and redemptions for the period from commencement of operations through December 31, 2006 were $4,836,308 and $229,384, respectively. Total Class 2 subscriptions and redemptions for the period from commencement of operations through December 31, 2006 were $280,659 and $131,977, respectively. Ending capital at December 31, 2006 was $4,321,464 for Class 1 and $115,401 for Class 2.

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

Crude oil prices continued to fall in October, down 8.4% to $58.73/bbl. Heating oil was down 8.0% and gasoline fell by 15 cents/gal in the last four trading sessions to finish the month off 10.1% to $1.43/gal. Natural gas futures traded in a range, consolidating recent declines to end October up 2.5%. Gold traded in a tight range in October, finishing the month little changed at $606/oz. Silver began to recover from its steep September decline, climbing 6% during the month to $12.27/oz. Copper futures continued to be range-bound, finishing the month down 3.3%. The big story of the month was the grain markets, which broke to the upside in a long-awaited rally driven by fundamentals. December Corn shot up 22%, finishing October at $3.21/bu. Soybeans followed with a 14.6% gain and wheat turned in a 9% increase during the month. Rounding out the soybean complex, soybean meal and soybean oil both showed double-digit increases. Feeder cattle continued to fall sharply, down more than 6%. Orange juice futures were up more than 16% in one day on October 12 after a bullish government report.

In November, energy markets continued the quiet range-bound trading experienced throughout the previous month. Crude oil finished the month up 4.4% at $64.62/bbl. Heating oil was up 6.6% and gasoline finished the month up 8.8%. Natural gas futures traded in a range, closing at the top of the range to finish November higher by 10.4%. February gold rallied late in the month to finish November up 6.5% at $653/oz. Silver continued to streak upward, climbing 13.5% during the month to $14.11/oz., the highest monthly close in more than twenty years. Copper futures fell by 4.5%. The corn and soybean markets continued upward, albeit not at the torrid pace of the previous month. March corn was up more than 16%, finishing November at $3.90/bu. Soybeans followed with a 7% gain. Wheat continued to consolidate, up 3.7%. The cattle complex was down slightly in a volatile market.

While crude oil and gasoline remained range-bound, warmer weather in the U.S. caused heating oil and natural gas prices to fall in December. Crude oil finished the month down 5.5% at $61.05/bbl. Heating oil dropped by 12.2% and gasoline finished the month down 6.1%. Natural gas futures plummeted to finish December lower by 29.2%. February gold remained range-bound in December, finishing down 2.3% at $638/oz. Silver gave up nearly half of its recent gains, falling by 8.4% during the month to $12.93/oz. Copper futures continued to correct against the long-term trend, finishing the month down 10.2%. The grains complex was choppy and range-bound in December, with little net movement by the end of the month. Cotton and cocoa were both up approximately 5% in an otherwise uneventful month.

Long/Short Commodity Series

The Long/Short Commodity Series commenced operations on February 24, 2006. The Long/Short Commodity Series – Class 1 Net Asset Value gained 0.4% from the start of operations through December 31, 2006, net of fees and expenses; the Long/Short Commodity Series – Class 2 Net Asset Value gained 2.9% from the start of operations through December 31, 2006, net of fees and expenses.

The Long/Short Commodity Series – Class 1 Net Increase In Owners’ Capital Resulting From Operations was $188,968, or $0.42 per unit, for the period from commencement of operations through December 31, 2006.

The Long/Short Commodity Series – Class 2 Net Increase In Owners’ Capital Resulting From Operations was $74,086, or $2.93 per unit, for the period from commencement of operations through December 31, 2006.

For the period from commencement of operations through December 31, 2006, the Long/Short Commodity Series recorded net gain on investments of $711,340, net interest of $883,143, and total expenses of $1,398,261, resulting in a net increase in Owners’ capital from operations of $263,054 after minority interests of ($66,832). The Net Asset Value per Unit, Class 1, increased from $100.00 at the beginning of operations to $100.42 as of December 31, 2006. The Net Asset Value per Unit, Class 2, increased from $100.00 at the beginning of operations to $102.93 as of December 31, 2006. Total Class 1 subscriptions and redemptions for the period from commencement of operations through December 31, 2006 were $19,594,958 and $305,331, respectively. Total Class 2 subscriptions and redemptions for the period from commencement of operations through December 31, 2006 were $2,698,810 and $75,414, respectively. Ending capital at December 31, 2006 was $19,478,595 for Class 1 and $2,697,482 for Class 2.

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

Crude oil prices continued to fall in October, down 8.4% to $58.73/bbl. Heating oil was down 8.0% and gasoline fell by 15 cents/gal in the last four trading sessions to finish the month off 10.1% to $1.43/gal. Natural gas futures traded in a range, consolidating recent declines to end October up 2.5%. Gold traded in a tight range in October, finishing the month little changed at $606/oz. Silver began to recover from its steep September decline, climbing 6% during the month to $12.27/oz. Copper futures continued to be range-bound, finishing the month down 3.3%. The big story of the month was the grain markets, which broke to the upside in a long-awaited rally driven by fundamentals. December Corn shot up 22%, finishing October at $3.21/bu. Soybeans followed with a 14.6% gain and wheat turned in a 9% increase during the month. Rounding out the soybean complex, soybean meal and soybean oil both showed double-digit increases. Feeder cattle continued to fall sharply, down more than 6%. Orange juice futures were up more than 16% in one day on October 12 after a bullish government report.

In November, energy markets continued the quiet range-bound trading experienced throughout the previous month. Crude oil finished the month up 4.4% at $64.62/bbl. Heating oil was up 6.6% and gasoline finished the month up 8.8%. Natural gas futures traded in a range, closing at the top of the range to finish November higher by 10.4%. (All prices based on February delivery.) February gold rallied late in the month to finish November up 6.5% at $653/oz. Silver continued to streak upward, climbing 13.5% during the month to $14.11/oz., the highest monthly close in more than twenty years. Copper futures fell by 4.5%. The corn and soybean markets continued upward, albeit not at the torrid pace of the previous month. March corn was up more than 16%, finishing November at $3.90/bu. Soybeans followed with a 7% gain. Wheat continued to consolidate, up 3.7%. The cattle complex was down slightly in a volatile market.

While Crude oil and gasoline remained range-bound, warmer weather in the U.S. caused heating oil and natural gas prices to fall in December. Crude oil finished the month down 5.5% at $61.05/bbl. Heating oil dropped by 12.2% and gasoline finished the month down 6.1%. Natural gas futures plummeted to finish December lower by 29.2%. February gold remained range-bound in December, finishing down 2.3% at $638/oz. Silver gave up nearly half of its recent gains, falling by 8.4% during the month to $12.93/oz. Copper futures continued to correct against the long-term trend, finishing the month down 10.2%. The grains complex was choppy and range-bound in December, with little net movement by the end of the month. Cotton and cocoa were both up approximately 5% in an otherwise uneventful month.

Managed Futures Index Series

The Managed Futures Index Series commenced operations on February 24, 2006. The Managed Futures Index Series – Class 1 Net Asset Value lost 3.3% from the start of operations through December 31, 2006, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value lost 1.6% from the start of operations through December 31, 2006, net of fees and expenses.

The Managed Futures Index Series – Class 1 Net Decrease In Owners’ Capital Resulting From Operations was $11,220, or $3.25 per unit, for the period from commencement of operations through December 31, 2006.

The Managed Futures Index Series – Class 2 Net Decrease In Owners’ Capital Resulting From Operations was $841, or $1.57 per unit, for the period from commencement of operations through December 31, 2006.

For the period from commencement of operations through December 31, 2006, the Managed Futures Index Series recorded net loss on investments of $118,380, net interest of $285,909, and total expenses of $179,590, resulting in a net decrease in Owners’ capital from operations of $12,061. The Net Asset Value per Unit, Class 1, decreased from $100.00 at the beginning of operations to $96.75 as of December 31, 2006. The Net Asset Value per Unit, Class 2, decreased from $100.00 at the beginning of operations to $98.43 as of December 31, 2006. Total Class 1 subscriptions and redemptions for the period from commencement of operations through December 31, 2006 were $602,781 and $91,491, respectively. Total Class 2 subscriptions and redemptions for the period from commencement of operations through December 31, 2006 were $53,500 and $0, respectively. Ending capital at December 31, 2006 was $500,070 for Class 1 and $52,659 for Class 2.

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

It was a roller-coaster ride for U.S. interest rate futures in October, with prices falling in the first half of the month and climbing sharply in the last five sessions to finish little changed for the month. European rate futures at the long end of the curve behaved similarly. Shorter European rate futures, however, continued to fall throughout the month, signaling the expectation of more ECB rate hikes to come. Currencies were highly correlated to interest rates in

October. The U.S. Dollar Index, mirroring the movements of U.S. interest rates, was 1.5% higher in the middle of the month, falling sharply to finish 0.75% lower. The British pound climbed 1.9%, the Japanese yen was up by 0.2%, and the euro increased by 0.7% against the U.S. Dollar. The Canadian dollar fell by 0.4% against the U.S. Dollar and 1.1% against the euro. In spite of an end-of-month retracement, stock indices around the world continued a steady upward climb in October, finishing significantly higher. The S&P 500 finished the month up 3.2% and the NASDAQ Composite was higher by 4.8%. In Europe, futures on the German DAX climbed by 4.0% and British FTSE futures were up by 2.3%. Japanese Nikkei 225 futures finished the month higher by 1.6%. Crude oil prices continued to fall in October, down 8.4% to $58.73/bbl. Heating oil was down 8.0% and gasoline fell by 15 cents/gal in the last four trading sessions to finish the month off 10.1% to $1.43/gal. Natural gas futures traded in a range, consolidating recent declines to end October up 2.5%. Gold traded in a tight range in October, finishing the month little changed at $606/oz. Silver began to recover from its steep September decline, climbing 6% during the month to $12.27/oz. Copper futures continued to be range-bound, finishing the month down 3.3%. The big story of the month was the grain markets, which broke to the upside in a long-awaited rally driven by fundamentals. December corn shot up 22%, finishing October at $3.21/bu. Soybeans followed with a 14.6% gain and wheat turned in a 9% increase during the month. Rounding out the soybean complex, soybean meal and soybean oil both showed double-digit increases. Feeder cattle continued to fall sharply, down more than 6%. Orange juice futures were up more than 16% in one day on October 12 after a bullish government report.

After falling sharply early in the month, both U.S. and European interest rate futures recovered to finish November somewhat higher. Uncertainty over the timing and direction of future central bank moves in Japan, Europe, and the U.S.was reflected in the tepid performance of short-term rate futures. Overall, futures at the long end of the curve were stronger than their shorter brethren, continuing a trend that was started late last summer. Traders punished the U.S. Dollar in November, driving the U.S. Dollar Index down nearly 3% by the end of the month. The British pound climbed more than 3%, the Japanese yen was up nearly 1%, and the euro increased by 3.7% against the U.S. Dollar. The Canadian dollar fared poorly, falling by 1.6% against the U.S. Dollar and more than 5% against the euro. American and European stock markets continued to show strength through most of the month of November, although a late-month decline erased much of those gains for the European markets. The S&P 500 finished the month up 1.6% and the NASDAQ Composite was higher by 2.7%. In Europe, futures on the German DAX finished the month up less than 1% after being ahead by more than 3% two weeks earlier. British FTSE futures were down 1%. Japanese Nikkei 225 futures had to rally sharply to overcome a 4% deficit and finished the month lower by only 1%. In November, energy markets continued the quiet range-bound trading experienced throughout the previous month. Crude oil finished the month up 4.4% at $64.62/bbl. Heating oil was up 6.6% and gasoline finished the month up 8.8%. Natural gas futures traded in a range, closing at the top of the range to finish November higher by 10.4%. February gold rallied late in the month to finish November up 6.5% at $653/oz. Silver continued to streak upward, climbing 13.5% during the month to $14.11/oz.,the highest monthly close in more than twenty years. Copper futures fell by 4.5%. The corn and soybean markets continued upward, albeit not at the torrid pace of the previous month. March corn was up more than 16%, finishing November at $3.90/bu. Soybeans followed with a 7% gain. Wheat continued to consolidate, up 3.7%. The cattle complex was down slightly in a volatile market.

After peaking early in the month, both U.S. and European interest rate futures reversed and fell sharply across the entire curve throughout December, signaling the expectation of higher interest rates to come. The downward moves in the U.S. futures constituted a significant reversal of an uptrend that began last June. After a sharp decline the previous month, the U.S. Dollar recovered in December, regaining about half of its November losses. Although European currencies vis-à-vis the U.S. Dollar were largely range-bound, a continuation of the November breakout in the euro-yen crossrate provided many profitable opportunities for traders. The British pound fell 0.4%, the Japanese yen was down 2.7%, and the euro decreased 0.3% against the U.S. Dollar. The Canadian dollar fell by 2.2% against the U.S. Dollar and 1.9% against the euro. European stock markets outperformed their American counterparts in December. The S&P 500 finished the month up 1.2% and the NASDAQ Composite was lower by 0.7%. The blue-chip Dow Jones Industrial Index set several new all-time highs during the month, culminating with an intraday high of 1250.15 and finishing the month up 2.0% at 1246.32. In Europe, futures on the German DAX finished the month up just over 4% while French CAC-40 futures were up 3.9%. Japanese Nikkei 225 futures soared upward and finished the month higher by 6.3%. While Crude oil and gasoline remained range-bound, warmer weather in the U.S. caused heating oil and natural gas prices to fall in December. Crude oil finished the month down 5.5% at $61.05/bbl. Heating oil dropped by 12.2% and gasoline finished the month down 6.1%. Natural gas futures plummeted to finish December lower by 29.2%. (All prices based on February delivery.) February gold remained range-bound in December, finishing down 2.3% at $638/oz. Silver gave up nearly half of its recent gains, falling by 8.4% during the month to $12.93/oz. Copper futures continued to correct against the long-term trend, finishing the month down 10.2%. The grains complex was choppy and range-bound in December, with little net movement by the end of the month. Cotton and cocoa were both up approximately 5% in an otherwise uneventful month.

Year Ended December 31, 2005

Balanced Series

The Balanced Series – Class 1 Net Asset Value decreased 1.4% for the twelve months ended December 31, 2005, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value increased 1.8% for the twelve months ended December 31, 2005, net of fees and expenses.

The Balanced Series – Class 1 Net Increase/(Decrease) In Owners’ Capital Resulting From Operations was $5,634,669, or ($1.45) per unit, for the twelve months ended December 31, 2005.

The Balanced Series – Class 2 Net Increase In Owners’ Capital Resulting From Operations was $1,409,858, or $1.88 per unit, for the twelve months ended December 31, 2005.

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

Metals and stock indices were star performers in the fourth quarter, as accelerating bull markets in both precious and base metals combined with rising prices in overseas stock markets to push the Balanced Series units into positive territory for the year. Losses continued in the interest rate sector, as traders had to deal with relatively large daily ranges and reversals in the longer U.S. Treasury futures.

Winton Series (formerly the Beach Series)

The Beach Series – Class 1 Net Asset Value increased 5.6% for the twelve months ended December 31, 2005, net of fees and expenses; the Beach Series – Class 2 Net Asset Value increased 8.8% for the twelve months ended December 31, 2005, net of fees and expenses.

The Beach Series – Class 1 Net Increase In Owners’ Capital Resulting From Operations was $241,432, or $5.92 per unit, for the twelve months ended December 31, 2005.

The Beach Series – Class 2 Net Increase In Owners’ Capital Resulting From Operations was $11,807, or $9.43 per unit, for the twelve months ended December 31, 2005.

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

March 2005 started well with the trends of February following through to the first half of the month. The final two weeks of the month saw reversals of these trends leading to an overall loss in the Series. The global equity markets started declining mid month, particularly in the USA as investors became increasingly nervous about the Fed’s ongoing policy of interest rate increases and the erosion of corporate profits resulting from rising energy and other commodity prices. The European and Far East markets were not immune to the decline as investors are becoming more sensitive to weak economic data from these regions. A rate increase by the Federal Open Market Committee saw the U.S. Dollar move sharply higher against the European and Asian / Pacific currencies, affecting long Euro and British pound positions. The interest rate hike was also felt in the Other Commodities sector as both base (with the exception of Aluminum) and Precious Metals fell following the news. Energy markets had a sharp sell off but ended the month higher with Gasoline leading the way as, from a futures prospective, the summer driving season is approaching in the USA. Energy was the best sector with good profits in Gasoline and Heating Oil. Currencies lost money as the U.S. Dollar surged higher following the U.S. rate hike. Aluminum performed well in the Metals sector but the gains were offset by losses in Gold and Silver.

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

The main story for July was the dramatic move in Bond yields in the USA. The initial catalyst appears to have been a stronger-than-expected June ISM Purchasing Managers Survey which drove 10-year Treasury yields back above 4.0%. Other positive surprises throughout the month bolstered the economy - Retail Sales and University of Michigan confidence were notable examples. The improved outlook for the economy helped push the S&P to its best level in over 4 years. European & Asia/Pacific Indices also moved substantially higher during the month as upbeat economic data and generally positive second quarter earnings reports fed the market. The U.S. Dollar maintained a broad consolidation range for most of the month. Metals and Commodities had a quiet month. Stock Indices were the best performers with profits coming from the European and Far East Indices. In the Interest Rate sector losses came from positions in T-Bonds and Euribor.

The primary factor in August was the large upward move in energy prices toward the end of the month. The DJ-AIG Index jumped 5.9% on August 29th when Hurricane Katrina hit the Gulf Coast, shutting off 1.4 million barrels per day of oil production and 8.3 billion cubic feet of natural gas production. Global equity markets exhibited an increased sensitivity to rising energy prices earlier in the month and therefore declined. Japan proved an exception, recording meaningful gains after a surprisingly upbeat report from the BOJ and a sharp rise in machinery orders. The U.S. Dollar Index declined over 1% in August; the main beneficiaries being the European currencies. Profits in the Beach Series came primarily from the Energy Sector with Unleaded Gasoline being the main performance driver. Currencies was the poorest-performing sector with the main loss coming from a British Pound position.

Global Stock Indices provided the main performance in September. Whilst the U.S. Stock Indices were generally lower on the month, European and Asian markets surged higher. The Currency sector also had a good month as the Dollar Index erased its August decline. The U.S. Dollar, which had fallen on the back of rising oil prices, rallied as these settled down. European currencies also took an additional knock after Angela Merkel failed to win a decisive majority in the German Elections. In the Currency sector, the portfolio’s positions in the Canadian $ and Euro performed well.

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

November was a strongly positive month for the Beach Series. The benefits of diversification showed through as strong performance came from a number of different sectors. The U.S. Dollar performed well with the Dollar Index climbing to a new high for the year. The Japanese Yen also broke it’s 2004 low vs. the U.S. Dollar along with the

Euro, British pound and Swiss franc. After selling off in October, Stock Indices dramatically reversed course in November, with the strongest gains coming from the Asia/Pacific region. The Financials sector had a quiet month. Metals, both precious and base, performed well, with Gold and Copper being the main performance drivers of the sector. Other Commodities also put in a good performance on the month. Sugar continued on it’s upward trend and was the best performing market in the Soft’s sector.

December saw a continuation of the upward move in Stock Indices in Europe and Asia as investor confidence grew. Gains in the U.S. were the smallest among the developed nations with the Dow Jones Industrial Index remaining unchanged. The Japanese TOPIX index was the best performer in the Stock Indices sector. In the Currency sector, Japanese Yen positions suffered a sharp reversal towards the middle of the month, when the BOJ released the latest Tankan report showing significant improvement in private companies compared to previous reports. In the Interest Rate sector; steady tightening by the Fed generally put upward pressure on the short end of the yield curve. Longer maturities, however, did not respond to the degree that might have been expected. The divergence between short and long term maturities was most obvious in the U.S. where the spread narrowed substantially. The Metals sector continued to perform well as both base and precious metals moved higher during the month. Gold moved above $500 per ounce for the first time since 1987. Gold and Zinc were the main profit drivers in the Metals sector. Energy prices moved generally higher during the month. Other Commodities put in a good performance on the back of positions in Sugar.

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

The U.S. Dollar ended the month only slightly higher, but Currencies was the best performing sector in April. Fixed Income instruments continued the rally which began in late March and were also slightly profitable. The Energy sector, one of our best performers in March, was the worst performer in April, as Crude Oil prices fell by almost $8 a barrel. Equity Indices were also negative with stock prices ending lower following sharp declines mid-month.

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

The Campbell-Graham Series reported another month of strong returns in June, as a surge in global volatility continued to fuel strong performance. Substantial moves in the currency, fixed income and energy markets were the primary profit drivers. The most profitable sector was Currency, as the U.S. Dollar rose sharply in June to new six-month highs. The Euro continued to slide during the month following the rejection of the proposed European constitution by French and Dutch voters.

July results were mixed for the Campbell-Graham Series. Markets were rattled following the Chinese currency revaluation, but much of the initial decline in the U.S. Dollar was recovered the following day. Equity markets ended the month broadly higher and were the most profitable sector while the Interest Rates sector traded lower and generated the largest losses. Energy markets traded lower early in the month, but ended near all-time highs and at a small profit for long positions. July returns demonstrated the virtue of diversification as some of the best performing sectors year-to-date posted losses, while the most difficult sector this year (Equities) delivered the best return in July. August was a disappointing month in which sharp trend reversals occurred in each of the major financial sectors, resulting in significant losses. Currencies was the worst performing sector. The U.S. Dollar peaked at the end of July, then reversed sharply and traded close to its recent lows at the end of August. A similar reversal occurred in the Interest Rates sector, resulting in losses at both ends of the yield curve. Equities trended higher in July, but record energy prices caused a sharp sell-off and erased the gains, with performance nearly flat in this sector. Energy was the only profitable sector of note in August.

The Campbell-Graham Series reported positive returns in September as many of the trends in the major financial sectors resumed their course. The same sectors that reversed so sharply in August were the most profitable for September, while Energy, the most profitable sector in August, made losses in September as crude oil prices finally settled lower. The U.S. Dollar rallied strongly from the start of the month following the late-August sell-off, and again approached the highs for the year. Although some cross currency trades generated losses, the Currency sector proved profitable overall. Even more profitable for the Series was the Stock Index sector, as global equity markets also finished mostly higher.

October results were positive, as the Interest Rate and Currencies sectors provided strong returns. The fixed income sector was profitable as inflation fears fueled a sell-off in bonds and interest rates moved higher across the whole yield curve. The currency markets also delivered solid gains as the U.S. Dollar continued to show strength. The energy markets ended lower, resulting in some losses, but the biggest losses were in the equity indices as stock prices declined sharply. Profits were recorded in base metals due to ongoing bullish trends in zinc and copper and bearish trends in nickel.

November was another profitable month for the Campbell-Graham Series. Currencies was the most profitable sector as the U.S. Dollar continued to strengthen against the Euro and the Yen. The major theme continued to be the rising U.S. interest rate differentials and the persistent weakness of the Yen. Energy prices continued their slide in November with warmer than normal weather in many regions of the country. This was good news for energy consumers, but generated losses for long energy positions. Metals were slightly profitable, with Copper rising to new all-time highs and Gold closing over $500 per ounce.

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

Currency Series (formerly the C-View Currency Series)

The Currency Series – Class 1 decreased 4.9% for the twelve months ended December 31, 2005, net of fees and expenses; the Currency Series – Class 2 decreased 2.0% for the twelve months ended December 31, 2005, net of fees and expenses.

The Currency Series – Class 1 Net Increase/(Decrease) In Owners’ Capital Resulting From Operations was ($5,524), or ($5.01) per unit, for the twelve months ended December 31, 2005.

The Currency Series – Class 2 Net Increase/(Decrease) In Owners’ Capital Resulting From Operations was ($6,155), or ($2.05) per unit, for the twelve months ended December 31, 2005.

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

Performance was nearly flat in January as the first week of the month saw a sizeable recovery in the U.S. Dollar with the Euro registering its greatest decline in one week since inception. The sharp U.S. Dollar recovery did not suit the currency positions and it was this and the decline in the value of some of the cross currency strategies that caused the first few days of the year to be negative. The Series experienced successful trading of Swiss Franc versus GB Sterling and U.S. Dollar against the Japanese Yen, but had losses in Euro against GB Sterling and GB Sterling against the dollar.

February was an inconclusive month in the Foreign Exchange market. In the early part of the month the U.S. Dollar continued the recovery which had commenced in January. However, and in spite of generally good economic numbers out of the U.S., the U.S. Dollar commenced a decline from higher levels in the middle of the month. The continued appreciation of Asian currencies contributed to gains and the Series generated positive returns in positions long of New Zealand $, Philippine Peso, Singapore $, Taiwan $. These gains were somewhat offset by a loss in U.S. Dollar versus Indonesian Rupiah. In short term trading strategies there were solid gains in Euro versus the U.S. Dollar, GB Pound versus the U.S. Dollar and in Euro versus Swiss Franc. There were losses in U.S. Dollar and GB Pound versus Japanese Yen and Australian $ versus the U.S. Dollar.

In March, the competing influences of the weight of the U.S. trade, current account and budget deficits (having a negative effect on the U.S. Dollar) and steadily increasing U.S. interest rates and lackluster economic performance elsewhere in the Euro zone and Japan (having a positive effect on the U.S. Dollar) failed to be resolved . The result of this was that U.S. Dollar weakness in the early part of the month was followed by some strengthening toward the end of the month. The rising oil price was considered by the markets at the margin to be U.S. Dollar positive. From a portfolio perspective, the Series experienced losses in U.S. Dollar versus Indonesian Rupiah and U.S. Dollar versus Taiwan Dollar. There were gains in U.S. Dollar versus New Zealand $, Philippine Peso and Polish Zloty but these were partially offset by a loss in U.S. Dollar versus Singapore $.

The release of U.S. economic data throughout April, although relatively poor, was offset by weaker economic numbers from the Euro zone, leaving the foreign exchange market to drift fairly aimlessly throughout the month. Concern about upward pressures on U.S. rates continued in the early part of April, causing liquidation of minor currency yield positions and leading to increased volatility in those markets. The possibility of a peg adjustment from China continued, but mitigating this were concerns about higher rates which meant that volatility remained high in the regional currencies, especially the Asian pairings. This resulted in some appreciation of the Japanese Yen. The whipsaw actions that were evident across the markets in general caused losses in the Series.

May started with a repeat of the range bound trading conditions experienced for most of the early part of 2005 but became quite different due to two factors. First, an improvement in the economic data out of the U.S. coincided with further evidence that the Euro zone economy was at best limping along. Secondly, and more importantly, the prospect and then the reality of the French Referendum on the European Constitution proved a catalyst for markets to reassess the prospects for the Euro zone from a political as well as economic perspective. This prompted a fall in the Euro toward the end of the month and underscored U.S. Dollar strength in general. After a mediocre start to the month, where range bound markets made it difficult to generate consistent revenues from both a portfolio and short term perspective, the decline in the Euro and GB Pound and the associated U.S. Dollar strength generated profits later in the month.

In June, the U.S. Dollar continued the rally that started in April. However, the move higher was not as impulsive as many commentators expected. A further rate rise from the FOMC and an unchanged bias provided further incentive for U.S. Dollar buying. In spite of this and talk of rate cuts in Euroland, however, a break of the psychological 1.20 level in Eur/Usd proved elusive. Economic data out of the U.S. was on the whole positive while European figures remained weak, and the negative sentiment regarding EU continued. In the Latin sphere the Brazilian Real continued to attract the yield hunters despite talk of increased U.S. Dollar buying interest from the Central Bank for the remainder of 2005. Despite a fairly strong start to the month, shorter-term trading struggled, and consequently the overall returns for the month were merely satisfactory rather than exceptional.

Cyclical data out of the U.S. remained robust in July, which had the effect of keeping equities near their four year highs and prompting bond yields higher. In spite of this, the U.S. currency struggled to post any new gains. There was continued talk within the FX market that reserve management / diversification had started to cap dollar strength, and the euphoric forecasts of sustained U.S. Dollar strength began to fade towards the end of the month. The long awaited announcement from the Chinese on the loosening of its exchange rate regime had a limited impact and there was some disappointment within the market with the lack of reaction from other Asian units, especially the Japanese Yen, as upcoming political worries in respect of the Postal Vote damaged positive Yen sentiment. As in June, the month started strongly. As the momentum in the strength of the dollar subsided, however, some gains were given up and the remainder of the month provided less opportunity with the market becoming range bound.

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

Early September trading was heavily impacted by the arrival of Hurricane Katrina and the subsequent devastation in Louisiana. The resultant spike in the price of crude oil, along with perceived poor response from the Bush Administration, prompted a sell-off in the U.S. Dollar. Elsewhere, while the Japanese Yen, Indonesian Rupiah and Korean Won also weakened with the rise in Crude Oil, the major beneficiary was the Canadian Dollar, which continued to show fundamental strength on the back of higher energy and commodity prices. In the UK, economic data continued to show a soft tone increasing concerns about the future strength of the economy. Overall Currency Series trading results for September were disappointing, as traders were unable to capitalize on a robust start.

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

The U.S. Dollar continued to strengthen in November. Comments from ECB president, Trichet, virtually ensured a rate hike in early December, but also suggested that this could well be the first in a series of tightening moves, prompting a sharp rally in the Euro. Elsewhere, the Japanese Yen continued to weaken despite a strong equity market and continued signs that the domestic economy was improving, and the Canadian dollar showed further strength brushing aside political concerns. Yield plays continued dominate as the other majors remained within recent ranges. Overall results for the month were negative.

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

Dunn Series

The Dunn Series – Class 1 Net Asset Value decreased 17.3% for the twelve months ended December 31, 2005, net of fees and expenses; the Dunn Series – Class 2 Net Asset Value decreased 14.8% for the twelve months ended December 31, 2005.

The Dunn Series – Class 1 Net Increase/(Decrease) In Owners’ Capital Resulting From Operations was ($21,985), or ($18.13) per unit, for the twelve months ended December 31, 2005.

The Dunn Series – Class 2 Net Increase/(Decrease) In Owners’ Capital Resulting From Operations was ($361,172), or ($15.62) per unit, for the twelve months ended December 31, 2005.

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

February was another disappointing month for the Dunn Series on losses in the Currencies and Interest Rate sectors. In February, the Fed raised the Fed Funds rate by 25 basis points to 2.5% as expected. The dollar showed strength earlier in the month on Greenspan’s comments that market forces may be on the verge of stabilizing the current account deficit. Bush’s budget forecast also appeared to boost the dollar. The strong dollar trend reversed sharply late in the month largely due to the rumor that South Korea was diversifying its foreign reserves out of dollars and into other currencies creating fear that Japan and China would follow suit.

March continued a string of disappointing performance in the Dunn Series. A strong February non-farm payroll and surging raw commodity prices pressured the U.S. Treasury market, providing positive traction to short U.S. sovereign debt positions. Also, the Federal Open Market Committee raised the fed funds rate another 25 basis points as expected. Interest rate differentials helped the dollar stage a rally mid-month as the ECB and the Bank of England passed on raising rates at their monthly meeting. This resulted in losses in short non-U.S. interest rate positions and long foreign currency positions. Even though OPEC increased its production quota by 500,000 barrels per day, crude oil prices kept their torrid pace, and profits in the Energy sector offset losses in the financial sectors. The first quarter was characterized by choppy and range-bound markets, with little in the way of extended trends from which to profit.

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

The U.S. Fed raised its overnight lending rate to 3.0% during May while the Bank of England and the ECB both left their rates unchanged. The Dunn Series benefited from long U.S. and foreign bond positions, and short foreign currency positions, as the dollar’s rally against the Euro, Swiss Franc and Japanese Yen continued in May. France’s decision not to ratify the European Union constitution also undermined the Euro. May’s strong performance cut the year-to-date deficit in the Dunn Series approximately in half.

The Dunn Series was profitable again in June. The words of various central bankers spoke louder than any concrete actions, but seemingly were sufficient to propel global fixed income markets higher. First, comments by U.S. Fed (Fed) member Richard Fisher suggested that the Fed was nearing the end of its rate hike cycle. This was followed by a statement from the ECB’s chief economist, Otmar Issing, that the markets almost always correctly predicted the ECB’s actions, suggesting that a rate cut was in the cards for the European Union (EU), particularly after Sweden’s central bank, the Riksbank, cut its repo rate by 50 basis points. The Bank of England’s minutes from its June monetary policy meeting showed that two of its nine members voted to cut rates at its last meeting. Currency markets continued to see the dollar rally as the possibility of lower rates in the EU and UK coupled with the expectation of at least one more rate hike in the U.S. favored the greenback. Currencies and Interest Rates were the primary profit drivers in June.

The Dunn Series performance was negative in July. Stronger than expected economic data provided strength to global stock markets, adversely pressuring Dunn’s long global fixed income positions. In his semiannual testimony before Congress, Fed Chairman Alan Greenspan re-emphasized that the Fed’s outlook is one of sustained economic growth and contained inflationary pressures. The dollar moved somewhat higher during the month on expectations that the Fed would continue to increase the Fed Funds rate at future Federal Open Market Committee meetings, benefiting Dunn’s long dollar positions. The dollar’s strength was tested late in the month as China announced a revaluation of the Yuan. The revaluation, a higher Yuan versus the U.S. Dollar, was smaller than most had expected, only 2.1%. Energy prices firmed in July primarily on scattered refinery and production problems and continued terror concerns. While Currencies, Energy, and Stock Index sectors were all profitable, losses in the Interest Rate sector were enough to the monthly performance into the red.

Poor performance in the Currencies and Interest Rate sectors outweighed profits from the Energy sector to create net negative performance in August. A host of events, including the death of Saudi King Fahd, gasoline refining capacity problems, various acts of terror, and Hurricane Katrina contributed to rising energy costs. As a result, the program benefited from its pre-existing long energy positions. Unfortunately, these factors also convinced markets that the U.S. economy would slow, which was contrary to Dunn’s interest rate and currency positions. Performance in the stock index sector was positive, mainly on the strength of Japan’s improving economic outlook.

The Dunn Series experienced additional losses in September. The beginning of the month was distinguished by market expectations that interest rates would rise in the U.S. Accordingly, the many of the long U.S. (and foreign) sovereign debt positions were reduced. Later in the month the Fed did indeed raise the Federal Funds rate by 25 basis points to 3.75% as inflation concerns outweighed the potential for an economic slowdown. The Fed also said its policy is still accommodative and expected to continue raising rates at a measured pace. As Japan continues its path toward economic recovery and reform, the ruling Liberal Democratic Party handily won a majority of the seats in the lower house of the Diet. As a result, established long positions in the Japanese TOPIX and NIKKEI stock indices led the way in a profitable Stock Index sector. Losses in the Interest Rate sector brought overall performance down.

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

The Dunn Series turned in a positive performance in November. As expected, the Fed raised its fed funds rate 25 basis points to 4.00%. This was the 12th consecutive rate hike in as many meetings. Despite the fact that the European and Japanese central banks are also considering future rate hikes, interest rate differentials continued to favor the U.S. Dollar, providing gains in predominantly short foreign currency positions. Global stock markets dismissed any notion of higher interest rates slowing their momentum, providing gains in the majority of the Series’ long foreign stock index positions.

Performance in December turned negative again, as a combination of ECB and Fed actions supported foreign currency prices versus the dollar, creating losses in predominantly long dollar positions. The ECB, for the first time in five years, raised its Refi rate, (akin to the U.S. Fed Funds Rate) by 25 basis points to 2.25%. The ECB’s rate increase was not seen as merely the first in a series of upcoming rate hikes; rather future ECB monetary policy is expected to be reactive. The U.S. Fed followed in mid-month with a 25 basis point hike to bring the Fed Funds Rate to 4.25%. The most notable change in the Fed move was in its accompanying statement following the increase. The key word “accommodative” was removed from the Fed’s description of its monetary policy, leading many participants to believe the Fed is near the end of its rate hike cycle. Mixed economic data created losses in short bond positions as bond prices rose in December. However, global stock indices responded favorably to interest rate developments, as well as evidence of continued economic growth, leading to gains in long stock index positions in Europe and Japan.

Graham Series

The Graham Series – Class 1 Net Asset Value decreased 20.0% for the twelve months ended December 31, 2005, net of fees and expenses; the Dunn Series – Class 2 Net Asset Value decreased 17.5% for the twelve months ended December 31, 2005, net of fees and expenses.

The Graham Series – Class 1 Net Increase/(Decrease) In Owners’ Capital Resulting From Operations was ($648,922), or ($20.67) per unit, for the twelve months ended December 31, 2005.

The Graham Series – Class 2 Net Decrease In Owners’ Capital Resulting From Operations was $619,912, or $18.19 per unit, for the twelve months ended December 31, 2005.

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

The Graham Series reported a loss in August as losses recorded in currencies and global bond futures outweighed strong profits from positions in the energy sector. Sharp increases in energy prices were mainly attributed to supply concerns that arose due to a variety of unrelated factors including the disruptive affects of Hurricane Katrina, gasoline demand in the U.S. during the end of the summer driving season, and the death of Saudi Arabia’s King Fahd early in the month. Losses during the month were primarily attributed to volatility in the currency markets which concluded with the U.S. Dollar falling between 1% and 3% versus the Euro, Swiss Franc, and Japanese Yen amid signs of improving economic conditions in Europe and Japan combined with mixed economic reports in the U.S.

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

Year Ended December 31, 2004

Balanced Series

The Balanced Series commenced operations on September 24, 2004. The Balanced Series – Class 1 returned 6.0% for the period since commencement of operations through December 31, 2004, net of fees and expenses; and the

Balanced Series – Class 2 returned 6.8% for the period since commencement of operations through December 31, 2004, net of fees and expenses.

For the period from commencement of operations through December 31, 2004, the Balanced Series recorded net gain on investments of $2,396,442, net interest of $5,876, and total expenses of $687,681, resulting in a net increase in Owners’ capital from operations of $1,492,801. The Net Asset Value per Unit increased from $100.00 at September 24, 2004, to $106.03 for Class 1 and $106.85 for Class 2 as of December 31, 2004. Total Class 1 subscriptions and redemptions for the period were $11,653,988 and $8,738, respectively. Total Class 2 subscriptions and redemptions for the period were $23,968,134 and $4,450,000, respectively. Ending capital at December 31, 2004, was $11,772,262 for Class 1 and $20,884,923 for Class 2.

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

Winton Series (formerly the Beach Series)

The Beach Series commenced operations on September 24, 2004. The Beach Series – Class 1 returned 6.0% for the period since commencement of operations through December 31, 2004, net of fees and expenses; and the Beach Series – Class 2 returned 6.8% for the period since commencement of operations through December 31, 2004, net of fees and expenses.

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

Currency Series (formerly the C-View Currency Series)

The C-View Currency Series commenced operations on September 24, 2004. The C-View Currency Series – Class 1 returned 2.7% for the period since commencement of operations through December 31, 2004, net of fees and expenses; and the C-View Currency Series – Class 2 returned 3.5% for the period since commencement of operations through December 31, 2004, net of fees and expenses.

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

Dunn Series

The Dunn Series commenced operations on September 24, 2004. The Dunn Series – Class 1 returned 5.0% for the period since commencement of operations through December 31, 2004, net of fees and expenses; and the Dunn Series – Class 2 returned 5.8% for the period since commencement of operations through December 31, 2004, net of fees and expenses.

For the period from commencement of operations through December 31, 2004, the Dunn Series recorded net gain on investments of $204,380 and total expenses of $78,214, resulting in a net increase in Owners’ capital from operations of $126,166. The Net Asset Value per Unit increased from $100.00 at September 24, 2004, to $104.96 for Class 1 and $105.77 for Class 2 as of December 31, 2004. Total Class 1 subscriptions for the period were $121,000, and there were no redemptions. Total Class 2 subscriptions for the period were $2,145,503, and there were no redemptions. Ending capital at December 31, 2004, was $117,047 for Class 1 and $2,276,622.

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

Graham Series

The Graham Series commenced operations on November 19, 2004. The Graham Series – Class 1 returned 3.6% for the period since commencement of operations through December 31, 2004, net of fees and expenses; and the Graham Series – Class 2 returned 3.9% for the period since commencement of operations through December 31, 2004, net of fees and expenses.

For the period from commencement of operations through December 31, 2004, the Graham Series recorded net gain on investments of $272,202 and total expenses of $74,509, resulting in a net increase in Owners’ capital from operations of $197,693. The Net Asset Value per Unit increased from $100.00 at September 24, 2004, to $103.57 for Class 1 and $103.92 for Class 2 as of December 31, 2004. Total Class 1 subscriptions for the period were $1,939,594, and there were no redemptions. Total Class 2 subscriptions for the period were $4,712,500, and there were no redemptions. Ending capital at December 31, 2004, was $1,961,583 for Class 1 and $4,889,204 for Class 2.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2006 and 2005. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Balanced Series:

	December 31, 2006		December 31, 2005
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$8,197,199	2.9%	$4,413,100	3.2%
Currencies	$7,573,212	2.7%	$7,228,994	5.3%
Stock Indices	$11,119,189	4.0%	$6,668,830	4.9%
Metals	$3,739,714	1.3%	$2,616,923	1.9%
Agriculturals/Softs	$3,510,763	1.3%	$1,924,173	1.4%
Energy	$2,022,428	0.7%	$1,927,567	1.4%
Total:	$36,162,505	12.9%	$24,779,587	18.1%

Winton Series:
	December 31, 2006		December 31, 2005
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$10,128	1.6%	$43,370	1.9%
Currencies	$8,182	1.3%	$203,860	9.2%
Stock Indices	$24,378	3.8%	$77,617	3.5%
Metals	$7,255	1.1%	$100,177	4.5%
Agriculturals/Softs	$1,813	0.3%	$64,561	2.9%
Energy	$6,529	1.0%	$23,396	1.1%
Total:	$58,285	9.1%	$512,981	23.1%

Currency Series:
	December 31, 2006		December 31, 2005
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0%	$0	0%
Currencies	$1,510,895	8.4%	$136,720	5.8%
Stock Indices	$0	0%	$0	0%
Metals	$0	0%	$0	0%
Agriculturals/Softs	$0	0%	$0	0%
Energy	$0	0%	$0	0%
Total:	$1,510,895	8.4%	$136,720	5.8%

Dunn Series:

	December 31, 2006		December 31, 2005
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$24,932	16.4%	$17,738	5.4%
Currencies	$6,233	4.1%	$5,096	1.5%
Stock Indices	$15,738	10.4%	$14,663	4.5%
Metals	$1,068	0.7%	$0,177	0%
Agriculturals/Softs	$6,121	4.0%	$0,177	0%
Energy	$6,423	4.2%	$3,859	1.2%
Total:	$60,515	39.8%	$41,356	12.6%

Graham Series:

	December 31, 2006		December 31, 2005
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,050,855	5.2%	$279,597	3.8%
Currencies	$3,289,980	16.4%	$484,014	6.5%
Stock Indices	$2,263,026	11.3%	$476,509	6.4%
Metals	$68,470	0.3%	$21,197	0.3%
Agriculturals/Softs	$118,635	0.6%	$13,195	0.2%
Energy	$96,870	0.5%	$27,738	0.4%
Total:	$6,887,836	34.3%	$1,302,250	17.6%

Campbell/Graham Series:

	December 31, 2006		December 31, 2005
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,653,852	2.0%	$339,978	1.4%
Currencies	$5,336,598	6.4%	$1,235,814	5.1%
Stock Indices	$3,586,469	4.3%	$557,681	2.3%
Metals	$8,802	0.0%	$25,568	0.1%
Agriculturals/Softs	$126,977	0.2%	$9,638	0.0%
Energy	$177,915	0.2%	$203,097	0.8%
Total:	$10,890,613	13.1%	$2,371,776	9.7%

Long Only Commodity Series:

	December 31, 2006		December 31, 2005*
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0.0%	N/A	N/A
Currencies	$0	0.0%	N/A	N/A
Stock Indices	$0	0.0%	N/A	N/A
Metals	$193,550	1.9%	N/A	N/A
Agriculturals/Softs	$274,196	2.8%	N/A	N/A
Energy	$338,713	3.4%	N/A	N/A
Total:	$806,459	8.1%	N/A	N/A

*	The Long Only Commodity Series commenced trading on March 1, 2006.

Long/Short Commodity Series:

	December 31, 2006		December 31, 2005*
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$5,001	0.0%	N/A	N/A
Currencies	$8,749	0.0%	N/A	N/A
Stock Indices	$2,601	0.0%	N/A	N/A
Metals	$28,202	0.1%	N/A	N/A
Agriculturals/Softs	$84,990	0.4%	N/A	N/A
Energy	$54,822	0.2%	N/A	N/A
Total:	$184,365	0.8%	N/A	N/A

*	The Long/Short Commodity Series commenced trading on March 6, 2006.

Managed Futures Index Series:

	December 31, 2006		December 31, 2005*
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$439,919	4.2%	N/A	N/A
Currencies	$697,159	6.7%	N/A	N/A
Stock Indices	$256,612	2.5%	N/A	N/A
Metals	$72,770	0.7%	N/A	N/A
Agriculturals/Softs	$62,146	0.6%	N/A	N/A
Energy	$171,300	1.6%	N/A	N/A
Total:	$1,699,906	16.3%	N/A	N/A

*	The Managed Futures Index Series commenced trading on April 25, 2006.

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2006 and 2005, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Balanced Series:

	December 31, 2006		December 31, 2005
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$5,666,045	2.0%	$3,436,803	2.5%
Currencies	$4,405,393	1.6%	$1,937,514	1.4%
Stock Indices	$7,023,228	2.5%	$3,973,648	2.9%
Metals	$1,573,179	0.6%	$1,299,711	1.0%
Agriculturals/Softs	$110,260	0.0%	$214,429	0.2%
Energy	$411,594	0.1%	$756,268	0.6%
Total:	$19,189,699	6.8%	$11,618,373	8.6%

Winton Series:

	December 31, 2006		December 31, 2005
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$8,659	1.3%	$26,726	1.2%
Currencies	$1,751	0.3%	$147,082	6.6%
Stock Indices	$15,478	2.4%	$64,426	2.9%
Metals	$5,636	0.9%	$53,114	2.4%
Agriculturals/Softs	$124	0.0%	$15,419	0.7%
Energy	$1,064	0.2%	$17,497	0.8%
Total:	$32,712	5.1%	$324,264	14.6%

Currency Series:

	December 31, 2006		December 31, 2005
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0.0%	$0	0%
Currencies	$1,510,895	8.4%	$0	5.8%
Stock Indices	$0	0.0%	$0	0%
Metals	$0	0.0%	$0	0%
Agriculturals/Softs	$0	0.0%	$0	0%
Energy	$0	0.0%	$0	0%
Total:	$1,510,895	8.4%	$0	5.8%

Dunn Series:

	December 31, 2006		December 31, 2005
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$20,493	13.5%	$16,026	4.9%
Currencies	$0	0.0%	$0	0.0%
Stock Indices	$10,953	7.2%	$14,663	4.5%
Metals	$0	0.0%	$0	0.0%
Agriculturals/Softs	$501	0.3%	$0	0.0%
Energy	$1,416	0.9%	$3,435	1.0%
Total:	$33,363	21.9%	$34,124	10.4%

Graham Series:

	December 31, 2006		December 31, 2005
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$813,695	4.1%	$109,567	1.5%
Currencies	$3,213,532	16.0%	$0	0.0%
Stock Indices	$1,687,206	8.4%	$313,086	4.2%
Metals	$60,645	0.3%	$21,197	0.3%
Agriculturals/Softs	$9,756	0.0%	$1,756	0.0%
Energy	$6,231	0.0%	$18,376	0.2%
Total:	$5,791,065	28.8%	$463,982	6.2%

Campbell/Graham Series:

	December 31, 2006		December 31, 2005
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,247,746	1.5%	$197,356	0.8%
Currencies	$5,594,621	6.7%	$0	0.0%
Stock Indices	$2,849,267	3.4%	$330,314	1.4%
Metals	$18,020	0.0%	$23,643	0.1%
Agriculturals/Softs	$10,442	0.0%	$1,283	0.0%
Energy	$43,070	0.1%	$87,634	0.4%
Total:	$9,763,166	11.7%	$640,230	2.7%

Long Only Commodity Series:

	December 31, 2006		December 31, 2005*
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0.0%	N/A	N/A
Currencies	$0	0.0%	N/A	N/A
Stock Indices	$0	0.0%	N/A	N/A
Metals	$102,770	1.0%	N/A	N/A
Agriculturals/Softs	$0	0.0%	N/A	N/A
Energy	$0	0.0%	N/A	N/A
Total:	$102,770	1.0%	N/A	N/A

*	The Long Only Commodity Series commenced trading on March 1, 2006.

Long/Short Commodity Series:

	December 31, 2006		December 31, 2005
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0.0%	N/A	N/A
Currencies	$0	0.0%	N/A	N/A
Stock Indices	$0	0.0%	N/A	N/A
Metals	$4,665	0.0%	N/A	N/A
Agriculturals/Softs	$0	0.0%	N/A	N/A
Energy	$12,304	0.1%	N/A	N/A
Total:	$16,969	0.1%	N/A	N/A

*	The Long/Short Commodity Series commenced trading on March 6, 2006.

Managed Futures Index Series:

	December 31, 2006		December 31, 2005
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$413,796	4.0%	N/A	N/A
Currencies	$697,159	6.7%	N/A	N/A
Stock Indices	$246,487	2.4%	N/A	N/A
Metals	$44,420	0.4%	N/A	N/A
Agriculturals/Softs	$0	0.0%	N/A	N/A
Energy	$49,800	0.5%	N/A	N/A
Total:	$1,451,662	14.0%	N/A	N/A

*	The Managed Futures Index Series commenced trading on April 25, 2006.

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

Non-Trading Risk

The Series have non-trading market risk on their foreign cash balances not needed for margin. However, these balances, as well as the market risk they represent, are immaterial. The Series also have non-trading market risk as a result of investing a portion of their available assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress of the U.S. or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. The market risk represented by these investments is also immaterial.

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of December 31, 2006, by market sector.

Interest rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of each Trading Company and accordingly of each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham Series, Currency Series, Dunn Series and Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized income interest and 0.75%. Interest income above what is paid the Managing owner is retained by the Series.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Managing Owner attempts to manage the risk of the Trust’s open positions is essentially the same in all market categories traded. The Managing Owner applies risk management policies to trading which generally are designed to limit the total exposure of assets under management. In addition, the Managing Owner follows diversification guidelines which are often formulated in terms of the balanced volatility between markets and correlated groups.

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

None.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust required to be included in the Trust’s periodic SEC filings.

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

Principals of the Managing Owner

The current officers and directors of the Managing Owner are as follows:

Robert J. Enck, born in 1962, is the President and Chief Executive Officer of the Managing Owner. Mr. Enck is pending registration as a principal and an associated person of the Managing Owner since March 14, 2007. Mr. Enck joined the Managing Owner on March 1, 2007, with more than twenty years of extensive management and entrepreneurial experience with companies ranging from large corporations such as Bristol-Myers Squibb to fast-growing venture-funded organizations. Most recently, from March 2003 to March 2007, he served as Senior Managing Director with The Hermes Group LLC, a merchant banking and corporate advisory firm providing strategic advisory services including, interim executive management, business valuations, and acquisition and divestiture services. Prior to that, from March 2001 to March 2003, Mr. Enck served as Chief Executive Officer of Beansprout Networks and GM-VP of Quintiles. Prior to that, Mr. Enck served as President of RX Remedy Information Services from September 1998 to March 2001. He also served as Vice President of Sales and Marketing of Summit Medical from January 1994 to September 1998. Mr. Enck holds a BS degree in Natural Sciences from St. John’s University, Collegeville, MN and an MBA in Management from the University of St. Thomas, St. Paul MN.

Richard E. Bornhoft, born in 1956, is the Chairman, Chief Investment Officer, Manager and a member of the managing committee of the Managing Owner, or the Executive Committee. In addition, Mr. Bornhoft has been registered as a principal and an associated person of the Managing Owner since August 2003. Prior to March 1, 2007, Mr. Bornhoft also served as President and Chief Executive Officer of the Managing Owner. Mr. Bornhoft also is President of The Bornhoft Group Corporation, or The Bornhoft Group, and has been registered as a principal and an associated person of The Bornhoft Group since September 1985 and November 1985, respectively. Mr. Bornhoft is also a principal of Bornhoft Group Securities Corporation, a registered broker/dealer, and SectorQuant Capital Management. Mr. Bornhoft has over twenty years of experience in advising both Private and Institutional clientele in the alternative investment industry, beginning his career in 1979. The Bornhoft Group was formed in 1985 as an investment management firm, providing alternative investments (i.e., investments other than long-only investments in publicly-traded stocks, bonds and cash-equivalent securities) to institutions and high net worth investors. Over the past two decades, Mr. Bornhoft has been responsible for the planning, creation and execution of the company’s business strategy. This responsibility has included such tasks as the design, technology and implementation of the asset allocation, valuation and risk management systems, and the distribution of client assets into alternative investment products and services. His company has designed and operated alternative investment portfolios for approximately twenty (20) pension plans, corporations and banking institutions throughout the world. Prior to forming The Bornhoft Group in 1985, Mr. Bornhoft was Vice-President of Product Development for the Managed Account Corporation, an investment- consulting firm that offered Alternative Investment products to its clientele. From 1979 to 1983, his activities included serving as a Denver branch manager for Geldermann, Inc. (a Chicago-based brokerage firm) and as an investment advisor, developing trading systems and advising client assets in alternative investments. He has served on numerous arbitration boards and various committees of certain regulatory and industry organizations and is a frequent speaker at international conferences and symposiums on alternative investments. He has written numerous articles in leading financial publications and is a contributing author to The Handbook of Managed Futures—Performance, Evaluation and Analysis (McGraw-Hill, 1997) and Searching for Alpha—The Quest for Exceptional Investment Performance (Wiley, 2000). Mr. Bornhoft is a board member and principal of Morningstar Hedge Inc. He currently holds SEC/NASD Series 7, 24 and 63 registrations, in addition to a CFTC/NFA series 3 registration.

Ron S. Montano, born in 1957, is the Chief Administration Officer and Secretary of the Managing Owner. In addition, Mr. Montano has been registered as a principal of the Managing Owner since August 2003. Mr. Montano is also the Chief Operations Officer of The Bornhoft Group. Mr. Montano joined the Bornhoft Group in November 1997 and has been registered as a principal thereof since May 1998. Mr. Montano is also a principal of Bornhoft Group Securities Corporation. His responsibilities include providing oversight and management to all divisions of The Bornhoft Group companies, managing all personnel activities, and directing marketing campaigns. Mr. Montano draws upon his extensive experience in leadership and management skills during his successful and highly decorated 23-year career in the U.S. Army/Army Recruiting Command. He achieved the rank of Command Sergeant Major responsible for administrative functions including manpower assessment, relocation and problem solving, training, documentation and community relations. During his tenure, his oversight has included overseeing six recruiting companies and 51 recruiting stations within the New England states territory, and seven companies and 52 recruiting offices and over 300 recruiting sales representatives in Michigan, which was the largest recruiting territory in the U.S. He graduated with a degree in Applied Science as well as being selected for and graduated from the U.S. Army Sergeants Major Academy. Mr. Montano was selected to be directly involved in the U.S. Army Recruiting Command policy development process. He has been highly decorated for his accomplishments in promoting his assigned territories, which earned him the Army’s coveted “Legion of Merit Award.”

Brent Bales, born in 1951, is the Chief Financial Officer of the Managing Owner. In addition, Mr. Bales has been registered as a principal of the Managing Owner since August 2003. Mr. Bales is also the Vice President of Finance for The Bornhoft Group. Mr. Bales joined The Bornhoft Group in June 2000 and has been registered as a principal thereof since December 2001. Prior to that, from June 1992 through June 2000, he was employed as the Controller of Colorado Pen Company. Mr. Bales’ responsibilities include supervision of all accounting activities, valuation of client portfolios and monitoring of risk management systems. Mr. Bales has over 25 years of experience in finance, accounting and the operation of businesses, as well as over 15 years of experience in senior management positions with various start-up and developmental businesses. He is a Certified Public Accountant with past experience that includes tenures with Touche Ross & Co. and other corporations with responsibilities that encompassed auditing, revenue and cost accounting, cash management and tax audit representation. Mr. Bales received his Bachelor’s degree in Accounting in 1973 from University of Denver and his Certified Public Accountant certification in 1977.

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

John C. Plimpton, born in 1966, is a member of the Executive Committee of the Managing Owner. In addition, Mr. Plimpton has been registered as a principal and associated person of the Managing Owner since August 2003 and has been a member of the NFA in such capacities as of such date. He has raised assets and marketed the investment programs of several prominent commodity trading advisors. In November 2002, Mr. Plimpton formed Solon Capital, LLC and T-Rex Brokerage, LLC, CPOs and independent brokerage firms. These businesses raise assets for commodity trading advisors and structure innovative products to support asset-raising. Mr. Plimpton has been registered with the CFTC as a principal and as an associated person of Solon Capital, LLC since December 2002 and has been a member of the NFA in such capacities since June 2003. Mr. Plimpton is associated with T-Rex Brokerage, LLC which had applied for registration with the CFTC as an introducing broker but withdrew such registration in September 2003.

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

John R. Zumbrunn, born in 1942, is a member of the Executive Committee of the Managing Owner. In addition, Mr. Zumbrunn has been registered as a principal of the Managing Owner since August 2003. Since 1995 he has served as a financial and trading consultant to Willowbridge Associates Inc. and Union Spring Asset Management, Inc., and as a principal of Millstone Portfolio Management, an advisory affiliate of Union Spring Asset Management, Inc. Since 1985 Mr. Zumbrunn was Managing Director of Princeton Investment Technologies, an investment advisory and consulting firm. From 1991 to 1994, he was the Director of Research of Tricon U.S.A., a managed futures and alternative investments fund. Since July 1982, Mr. Zumbrunn has been registered with the CFTC as a sole proprietor commodity trading advisor and has been a member of the NFA in such capacity as of such date. He has over 20 years of investment, trading, and quantitative research experience with Chemical Bank, The Prudential Insurance Company of America, Salomon Brothers, and Commodities Corporation. Mr. Zumbrunn holds a Ph.D. in Mathematics from the University of California at Berkeley and an A.B. in Mathematics from Princeton University and has taught mathematics at Columbia University and the City University of New York.

The sole members of the Managing Owner are Plimpton Capital, LLC and The Bornhoft Group which have been registered as principals of the Managing Owner since August 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC. The Trust does not have any directors or officers. However, the officers of the Managing Owner, as well as the Managing Owner itself, file such notices regarding their beneficial ownership in the Trust, if any. During 2006, the Managing Owner failed to report on a timely basis two (2) transactions on one (1) SEC Form 3. Such transactions consisted of one subscription to the Balanced Series (Class 1a) and one subscription to the Balanced Series (Class 2a). All such transactions were reported on an SEC Form 5 filed with the SEC on February 14, 2007.

Audit Committee Financial Expert

The Trust does not have a board of directors but instead is operated and managed by the Managing Owner. The Executive Committee of the Managing Owner has not created an audit committee of its members; therefore, the entire Executive Committee of the Managing Owner generally acts as the audit committee with respect to the Trust. The Executive Committee of the Managing Owner, in its capacity as the audit committee for the Fund, has determined that Brent Bales, the Chief Financial Officer of the Managing Owner, qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the SEC. Mr. Bales is not independent of management.

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

Employees will conduct their daily duties in a responsible manner to ensure that all customers are treated fairly and equally. The reputation of the Managing Owner is crucial to its business, and understanding that the Managing Owner will make every effort to ensure that our reputation is not tarnished in any way. Employees are urged to seek the advice of their supervisor for any questions applicable to this code relative to their individual circumstances.

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

Interest Income

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

The Trust has no officers or directors. Its affairs are managed solely by the Managing Owner. Set forth in the table below is information regarding the beneficial ownership of Units of the principals of the Managing Owner as of March 1, 2007:

Equinox Fund Management, L.L.C:

Series of Units	Units Owned	Total Units in Each Series	Percentage Ownership of Each Series
Balanced Series	6,730	2,693,707	0.250%
Winton Series	2,152	45,404	4.740%
Currency Series	154	76,264	0.202%
Campbell/Graham Series	20,666	601,824	3.434%
Dunn Series	10	1,814	0.551%
Graham Series	4,320	85,941	5.027%
Long Only Commodity Series	490	50,154	0.977%
Long/Short Commodity Series	2,422	224,308	1.080%
Managed Futures Index Series	509	6,187	8.227%
Total of All Series	37,453	3,785,603	0.989%

Richard E. Bornhoft:

Series of Units	Units Owned	Total Units in Each Series	Percentage Ownership of Each Series
Balanced Series	10	2,693,707	0.000%
Currency Series	10	76,264	0.013%
Campbell/Graham Series	2	601,824	0.000%
Dunn Series	186	1,814	10.254%
Graham Series	64	85,941	0.074%
Total of All Series	272	3,785,603	0.007%

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Trust has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Trust and the directors or officers of the Managing Owner. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed to Equinox Fund Management, LLC, the Managing Owner of the Trust, for professional services provided by McGladrey & Pullen, LLP, the Trust’s independent registered public accounting firm, for the years ended December 31, 2006 and 2005. In accordance with the prospectus of the Trust, the Managing Owner has agreed to pay all costs of the Trust, and the Trust therefore bears no direct obligation to its independent registered public accounting firm.

FEE CATEGORY	2006	2005
Audit Fees (1)	$231,500	$130,000
Audit-Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
TOTAL FEES	$231,500	$130,000

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Trust’s financial statements and review of financial statements included in the Trust’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees for assurance and related services by McGladrey & Pullen, LLP that are reasonably related to the performance of the audit or review of the Trust’s financial statements and are not reported under “Audit Fees,” above.

(3)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All Other Fees consist of any fees not otherwise reported in this table.

The Managing Owner approved all the services provided by McGladrey & Pullen, LLP to the Trust described above. The Managing Owner has determined that the payments made to McGladrey & Pullen, LLP for these services during 2006 and 2005 are compatible with maintaining that firm’s independence. The Managing Owner pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

Part IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2)	The response to these portions of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents+

1.2	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents**

1.3	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.4	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.5	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents+

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the Prospectus as Exhibit A)+

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)+

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)+

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)+

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)+

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)+

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)+

10.1	Form of Amended and Restated Escrow Agreement among the Registrant, Equinox Fund Management, LLC, Bornhoft Group Securities Corporation and the U.S. Bank National Association, Denver Colorado***

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC*

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London***

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor*

10.31	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Long Only Commodity Series of the Registrant***

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Equinox Fund Management, LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Equinox Fund Management, LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.36	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Managed Futures Index Series of the Registrant***

10.4	Form of Cash Management Agreement between Equinox Fund Management, LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Equinox Fund Management, LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

21.1	Subsidiaries of Registrant. (filed herewith)

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.2	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.3	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.4	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.5	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.6	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.7	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.8	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.9	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.10	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.11	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.12	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.13	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.14	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.15	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.16	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.17	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.18	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.19	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.20	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.10	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.

**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.

***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.

+	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders

The Frontier Fund

Denver, Colorado

We have audited the accompanying statements of financial condition, including the condensed schedule of investments, of Balanced Series, Winton Series (formerly Beach Series), Currency Series, Dunn Series, Campbell/Graham Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series of The Frontier Fund (collectively, the “Trust”) as of December 31, 2006 and 2005, and the related statements of operations and changes in owners’ capital for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Balanced Series, Winton Series (formerly Beach Series), Currency Series, Dunn Series, Campbell/Graham Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series of The Frontier Fund as of December 31, 2006 and 2005, and the results of their operations and changes in owners’ capital for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting procedures.

/s/ McGladrey & Pullen, LLP

Denver, Colorado

March 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of The Frontier Fund,

We have audited the accompanying statements of operations and changes in owners’ capital of Balanced Series, Winton Series (formerly known as Beach Series), Currency Series, Dunn Series and Graham Series of The Frontier Fund (the “Trust”) for the year ended December 31, 2004. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and changes in owners’ capital of Balanced Series, Winton Series, Currency Series, Dunn Series and Graham Series of the Trust for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Princeton, New Jersey

April 11, 2005

The Frontier Fund

Statements of Financial Condition

December 31, 2006 and December 31, 2005

	Balanced Series		Winton Series (2)		Campbell/Graham Series (1)
	12/31/2006	12/31/2005	12/31/2006	12/31/2005	12/31/2006	12/31/2005
ASSETS
Cash and cash equivalents	$85,018,542	$12,994,278	$538,923	$198,255	$11,941,234	$3,114,605
Short-term investments	86,826,629	99,549,452	—	1,413,937	21,115,260	16,436,045
Cash held at futures commodity merchants	72,480,538	19,097,934	—	—	13,938,010	5,019,359
Open trade equity	11,391,371	7,145,996	—	—	1,576,367	97,185
Investments in unconsolidated trading companies	78,056	3,949,182	355,763	626,070	50,785,796	5,129,155
Inter-series receivables	65,035,889	—	—	—	—	—
Prepaid service fees - Class 1	1,316,314	1,034,673	—	10,946	283,158	294,429
Receivable from related parties	1,170,502	—	34	329	6,539	110,889
Other assets	120,468	82,549	1,342	2,063	179,558	18,257

Total Assets	$323,438,309	$143,854,064	$896,062	$2,251,600	$99,825,922	$30,219,924

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Inter-series payables	$—	$—	$—	$—	$26,972,529	$—
Pending owner additions	987,713	1,368,927	162,500	5,000	485,675	586,595
Owner redemptions payable	754,023	10,588	—	—	65,762	9,687
Incentive fees payable to Managing Owner	—	654,345	1,687	12,209	23,954	—
Management fees payable to Managing Owner	96,056	54,370	619	3,282	115,910	47,266
Interest fees payable to Managing Owner	324,385	133,428	775	3,753	116,626	39,251
Trading fees payable to Managing Owner	100,164	54,371	155	821	33,018	9,453
Trailing service fees payable	225,872	19,184	175	922	44,899	—
Payables to related parties	—	1,506	82,260	—	100,959	2,547
Other liabilities	53,819	2,416	246	60	158,732	535

Total Liabilities	2,542,032	2,299,135	248,417	26,047	28,118,064	695,334

MINORITY INTERESTS	42,889,305	5,588,701	—	—	15,514,377	5,116,544
OWNERS’ CAPITAL
Managing Owner Units - Class 1	192	—	1,057	—	—	—
Managing Owner Units - Class 2	760,413	1,087	228,782	1,163	2,105,062	968
Limited Owner Units - Class 1	228,763,573	114,741,316	355,867	2,047,247	48,843,314	21,561,490
Limited Owner Units - Class 2	48,482,794	21,223,825	61,939	177,143	5,245,105	2,845,588

Total Owners’ Capital	278,006,972	135,966,228	647,645	2,225,553	56,193,481	24,408,046

Total Liabilities, Minority Interests and Owners’ Capital	$323,438,309	$143,854,064	$896,062	$2,251,600	$99,825,922	$30,219,924

Units Outstanding
Class 1	2,105,455	1,097,178	3,378	18,290	507,344	228,642
Class 1a	43,802	N/A	N/A	N/A	N/A	N/A
Class 2	425,239	195,216	2,722	1,533	72,160	29,396
Class 2a	6,761	N/A	N/A	N/A	N/A	N/A
Net Asset Value per Unit
Class 1	$106.66	$104.58	$105.65	$111.93	$96.27	$94.30
Class 1a	$95.97	N/A	N/A	N/A	N/A	N/A
Class 2	$114.24	$108.73	$106.81	$116.27	$101.86	$96.83
Class 2a	$97.88	N/A	N/A	N/A	N/A	N/A

(1)	The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

(2)	The Beach Series was renamed the Winton Series in May, 2006. (See Note 1)

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

December 31, 2006 and December 31, 2005

	Currency Series		Dunn Series		Graham Series
	12/31/2006	12/31/2005	12/31/2006	12/31/2005	12/31/2006	12/31/2005
ASSETS
Cash and cash equivalents	$5,193,474	$483,973	$192,143	$98,068	$4,346,300	$822,215
Short-term investments	10,001,777	1,490,688	332,290	403,646	8,875,068	5,015,459
Cash held at futures commodity merchants	2,970,911	875,159	—	—	—	—
Open trade equity	41,615	19,481	—	—	—	—
Investments in unconsolidated trading companies	—	—	—	—	7,226,062	1,640,031
Prepaid service fees - Class 1	39,059	2,804	—	1,464	13,971	31,998
Receivable from related parties	850	91	19	—	937	1,917
Other assets	—	52	226	55	31,060	4,365

Total Assets	$18,247,686	$2,872,248	$524,678	$503,233	$20,493,398	$7,515,985

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Liability to unconsolidated trading company	$—	$—	$120,051	$166,524	$—	$—
Inter-series payables	10,697,187	—	—	—	12,012,370	—
Pending owner additions	54,500	53,750	—	6,000	—	50,000
Owner redemptions payable	—	—	75,653	—	6,473	13,892
Incentive fees payable to Managing Owner	—	—	—	—	—	—
Management fees payable to Managing Owner	13,338	1,307	—	—	54,921	18,964
Interest fees payable to Managing Owner	29,692	1,519	353	577	34,187	12,542
Trading fees payable to Managing Owner	10,388	327	121	133	10,984	3,793
Trailing service fees payable	1,043	—	311	204	8,832	1,981
Payables to related parties	50,899	—	174,901	—	324,799	—
Other liabilities	4,012	—	1,354	354	—	129

Total Liabilities	10,861,059	56,903	372,744	173,792	12,452,566	101,301

MINORITY INTERESTS	—	472,669	—	—	—	—
OWNERS’ CAPITAL
Managing Owner Units - Class 2	16,689	2,059,895	823	902	389,915	857
Limited Owner Units - Class 1	6,891,891	276,762	123,164	193,425	5,991,337	5,642,080
Limited Owner Units - Class 2	478,047	6,019	27,947	135,114	1,659,580	1,771,747

Total Owners’ Capital	7,386,627	2,342,676	151,934	329,441	8,040,832	7,414,684

Total Liabilities, Minority Interests and Owners’ Capital	$18,247,686	$2,872,248	$524,678	$503,233	$20,493,398	$7,515,985

Units Outstanding
Class 1	68,126	2,834	1,601	2,227	70,733	68,058
Class 2	4,571	20,370	350	1,509	22,709	20,676
Net Asset Value per Unit
Class 1	$101.16	$97.66	$76.91	$86.83	$84.70	$82.90
Class 2	$108.23	$101.42	$82.27	$90.15	$90.25	$85.73

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

December 31, 2006

	Long Only Commodity Series (1) 12/31/2006	Long/Short Commodity Series (1) 12/31/2006	Managed Futures Index Series (1) 12/31/2006
ASSETS
Cash and cash equivalents	$3,587,676	$6,411,775	$2,753,004
Short-term investments	5,563,361	10,792,589	5,504,248
Cash held at futures commodity merchants	1,412,416	4,485,621	1,729,868
Open trade equity	—	280,503	428,995
Prepaid service fees - Class 1	50,792	213,218	5,074
Receivable from related parties	2,228	9,767	65
Other assets	1,880	41,143	3,723

Total Assets	$10,618,353	$22,234,616	$10,424,977

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Inter-series payables	$5,522,034	$—	$9,831,769
Open trade equity	605,943	—	—
Pending owner additions	4,604	—	—
Owner redemptions payable	15,000	988	—
Management fees payable to Managing Owner	10,389	59,278	17,252
Interest fees payable to Managing Owner	7,622	16,931	7,781
Trading fees payable to Managing Owner	4,162	8,468	4,313
Trailing service fees payable	79	3,041	114
Payables to related parties	9,732	47,889	11,019
Other liabilities	1,923	—	—

Total Liabilities	6,181,488	136,595	9,872,248

MINORITY INTERESTS	—	(78,056)	—
OWNERS’ CAPITAL
Managing Owner Units - Class 2	47,632	249,285	50,141
Limited Owner Units - Class 1	4,321,464	19,478,595	500,070
Limited Owner Units - Class 2	67,769	2,448,197	2,518

Total Owners' Capital	4,436,865	22,176,077	552,729

Total Liabilities, Minority Interests and Owners’ Capital	$10,618,353	$22,234,616	$10,424,977

Units Outstanding
Class 1	45,276	193,966	5,169
Class 2	1,188	26,206	535
Net Asset Value per Unit
Class 1	$95.45	$100.42	$96.75
Class 2	$97.13	$102.93	$98.43

(1)	The Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series of the Trust received additional capital contributions to commence trading operations on February 24, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Schedules of Investments

December 31, 2006

	Balanced Series		Campbell/Graham Series		Currency Series		Long Only Series		Long/Short Series		Managed Futures Index Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS {1}
Various base metals futures contracts (US)	$(315,906)	-0.11%	$—	0.00%	$—	0.00%	$—	0.00%	$(32,200)	-0.15%	$—	0.00%
Various base metals futures contracts (Europe)	900,149	0.32%	(36,938)	-0.07%	—	0.00%	—	0.00%	—	0.00%	172,913	31.28%
Various currency futures contracts (US)	(1,004,714)	-0.36%	—	0.00%	—	0.00%	—	0.00%	(98,319)	-0.44%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	(25,784)	-0.01%	—	0.00%	—	0.00%	—	0.00%	285,382	1.29%	—	0.00%
Various energy futures contracts (Europe)	(35,845)	-0.01%	—	0.00%	—	0.00%	—	0.00%	(20,692)	-0.09%	—	0.00%
Various interest rates futures contracts (US)	(733,040)	-0.26%	(663,199)	-1.18%	—	0.00%	—	0.00%	(7,438)	-0.03%	—	0.00%
Various interest rates futures contracts (Canada)	(15,700)	-0.01%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(483,319)	-0.17%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	(24,257)	-0.01%	(109,292)	-0.19%	—	0.00%	—	0.00%	—	0.00%	26,512	4.80%
Various precious metals futures contracts (US)	(896,381)	-0.32%	(3,810)	-0.01%	—	0.00%	—	0.00%	(33,680)	-0.15%	1,720	0.31%
Various soft futures contracts (US)	637,564	0.23%	17,215	0.03%	—	0.00%	—	0.00%	283,910	1.28%	28,408	5.14%
Various soft futures contracts (Europe)	5,267	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	(109,905)	-0.04%	(151,126)	-0.27%	—	0.00%	—	0.00%	1,539	0.01%	(2,700)	-0.49%
Various stock index futures contracts (Canada)	25,177	0.01%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	895,256	0.32%	271,303	0.48%	—	0.00%	—	0.00%	—	0.00%	5,420	0.98%
Various stock index futures contracts (Far East)	1,244,428	0.45%	337,523	0.60%	—	0.00%	—	0.00%	—	0.00%	46,217	8.36%

Total Long Futures Contracts	62,990	0.02%	(338,324)	-0.60%	—	0.00%	—	0.00%	378,502	1.71%	278,490	50.38%

LONG CURRENCY FORWARDS {1}	2,711,184	0.98%	1,245,757	2.22%	35,152	0.48%	—	0.00%	—	0.00%	79,611	14.40%

LONG TOTAL RETURN SWAPS	—	0.00%	—	0.00%	6,463	0.09%	(605,943)	-13.66%	—	0.00%	—	0.00%

SHORT FUTURES CONTRACTS {1}
Various base metals futures contracts (US)	1,286,062	0.46%	—	0.00%	—	0.00%	—	0.00%	31,875	0.14%	2,450	0.44%
Various base metals futures contracts (Europe)	(467,572)	-0.17%	(5,419)	-0.01%	—	0.00%	—	0.00%	—	0.00%	(154,474)	-27.95%
Various currency futures contracts (US)	1,030,911	0.37%	(104,580)	-0.19%	—	0.00%	—	0.00%	11,460	0.05%	313	0.06%
Various energy futures contracts (US)	774,035	0.28%	109,801	0.20%	—	0.00%	—	0.00%	(90,341)	-0.41%	24,629	4.46%
Various energy futures contracts (Europe)	94,725	0.03%	3,830	0.01%	—	0.00%	—	0.00%	116,533	0.53%	—	0.00%
Various interest rates futures contracts (US)	1,641,151	0.59%	39,306	0.07%	—	0.00%	—	0.00%	53,781	0.24%	5,375	0.97%
Various interest rates futures contracts (Canada)	206,630	0.07%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	3,465,274	1.25%	682,466	1.21%	—	0.00%	—	0.00%	—	0.00%	166,794	30.18%
Various interest rates futures contracts (Far East)	407,369	0.15%	4,256	0.01%	—	0.00%	—	0.00%	—	0.00%	33,737	6.10%
Various soft futures contracts (US)	275,610	0.10%	—	0.00%	—	0.00%	—	0.00%	5,160	0.02%	—	0.00%
Various soft futures contracts (Canada)	(291,034)	-0.10%	(46,126)	-0.08%	—	0.00%	—	0.00%	(226,467)	-1.02%	(4,920)	-0.89%
Various soft futures contracts (Europe)	38,190	0.01%	(14,600)	-0.03%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	189,289	0.07%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	(3,010)	-0.54%
Various stock index futures contracts (Europe)	(17,614)	-0.01%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	(15,829)	-0.01%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	8,617,197	3.10%	668,934	1.19%	—	0.00%	0	0.00%	(97,999)	-0.44%	70,894	12.83%

Total Open Trade Equity	$11,391,371	4.10%	$1,576,367	2.81%	$41,615	0.56%	(605,943)	-13.66%	$280,503	1.26%	$428,995	77.61%

{1}	No individual futures or forward contract positions constituted greater than 1.00% of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these stamements.

The Frontier Fund

Condensed Schedules of Investments

December 31, 2005

	Balanced Series		Currency Series		Campbell/Graham Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS {1}
Various base metals futures contracts (US)	$1,554,786	1.15%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	7,706,946	5.67%	—	0.00%	383,844	1.57%
Various currency futures contracts (US)	(366,546)	-0.27%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	(4,857)	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	8,533	0.01%	—	0.00%	—	0.00%
Various energy futures contracts (US)	105,137	0.08%	—	0.00%	16,136	0.07%
Various energy futures contracts (Europe)	12,784	0.01%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	17,380	0.01%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	(110,328)	-0.08%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	342,382	0.25%	—	0.00%	27,387	0.11%
Various interest rates futures contracts (Far East)	144,557	0.11%	—	0.00%	—	0.00%
Various precious metals futures contracts (US)	762,145	0.56%	—	0.00%	—	0.00%
Various soft futures contracts (US)	1,266,893	0.93%	—	0.00%	5,656	0.02%
Various soft futures contracts (Europe)	126,086	0.09%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	(774,467)	-0.57%	—	0.00%	(67,407)	-0.27%
Various stock index futures contracts (Canada)	4,520	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	563,283	0.41%	—	0.00%	57,527	0.24%
Various stock index futures contracts (Far East)	940,804	0.69%	—	0.00%	(11,455)	-0.05%

Total Long Futures Contracts	12,300,038	9.05%	—	0.00%	411,688	1.69%

LONG CURRENCY FORWARDS {1}	(1,075,394)	-0.79%	19,481	0.83%	9,417	0.04%

SHORT FUTURES CONTRACTS {1}
Various base metals futures contracts (US)	(791,174)	-0.58%	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	(3,691,514)	-2.71%	—	0.00%	(249,765)	-1.02%
Various currency futures contracts (US)	289,181	0.21%	—	0.00%	(33,837)	-0.14%
Various currency futures contracts (Europe)	1,047,814	0.77%		0.00%	5,311	0.02%
Various currency futures contracts (Far East)	(8,809)	-0.01%	—	0.00%	—	0.00%
Various energy futures contracts (US)	(166,894)	-0.12%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	(56,845)	-0.04%	—	0.00%	6,480	0.03%
Various interest rates futures contracts (US)	(204,260)	-0.15%	—	0.00%	(32,719)	-0.14%
Various interest rates futures contracts (Canada)	112,778	0.08%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	14,149	0.01%	—	0.00%	19,527	0.08%
Various interest rates futures contracts (Far East)	(163,982)	-0.12%	—	0.00%	(15,970)	-0.07%
Various soft futures contracts (US)	(352,749)	-0.26%	—	0.00%	(22,613)	-0.09%
Various soft futures contracts (Canada)	4,251	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	(1,854)	-0.01%
Various stock index futures contracts (US)	2,845	0.00%	—	0.00%	1,520	0.01%
Various stock index futures contracts (Europe)	(100,235)	-0.07%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	(13,204)	-0.01%	—	0.00%	—	0.00%

Total Short Futures Contracts	(4,078,648)	-3.00%	—	0.00%	(323,920)	-1.33%

Total Open Trade Equity	$7,145,996	5.26%	$19,481	0.83%	$97,185	0.40%

{1}	No individual futures or forward contract positions constituted greater than 1.00% of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Years Ended December 31, 2006, 2005 and 2004

	Balanced Series (1)			Winton Series (2)
	12/31/2006	12/31/2005	12/31/2004	12/31/2006	12/31/2005	12/31/2004
Investment Income:
Interest - net	$4,254,855	$1,010,834	$5,876	$36,215	$16,877	$116

Total Income	4,254,855	1,010,834	5,876	36,215	16,877	116

Expenses:
Incentive Fees	3,470,255	3,997,498	595,855	71,573	60,246	2,929
Management Fees	802,912	413,523	31,548	13,628	25,932	1,232
Service Fees - Class 1	5,329,865	1,834,871	28,836	18,222	36,835	1,190
Trading Fees	833,258	413,670	31,442	3,413	6,481	310

Total Expenses	10,436,290	6,659,562	687,681	106,836	129,494	5,661

Investment gain/(loss) - net	(6,181,435)	(5,648,728)	(681,805)	(70,621)	(112,617)	(5,545)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	9,599,811	7,979,535	1,842,923	—	—
Net change in open trade equity	5,195,082	6,537,199	623,376	—	—
Trading commissions	(1,407,917)	(1,097,696)	(69,857)	—	—
Net change in inter-series receivables	996,839	—		—	—
Net change in inter-series payables	—	—		—	—
Equity in earnings/(loss) from unconsolidated trading company	(44,543)	(795)		400,995	365,856	17,300

Net gain/(loss) on investments	14,339,272	13,418,243	2,396,442	400,995	365,856	17,300

Minority interests	(3,662,154)	(724,988)	(221,836)	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$4,495,683	$7,044,527	$1,492,801	$330,374	$253,239	$11,755

NET INCOME/(LOSS) PER UNIT
Class 1	$2.08	$(1.45)	$6.03	$5.65	$5.92	$6.01
Class 1a	$(4.03)	N/A	N/A	N/A	N/A	N/A
Class 2	$5.51	$1.88	$6.85	$6.81	$9.43	$6.84
Class 2a	$(2.12)	N/A	N/A	N/A	N/A	N/A

(1)	The Balanced Series 1a and 2a of the Trust commenced trading operations on May 1, 2006.

(2)	The Beach Series was renamed the Winton Series in May, 2006. (See Note 1.)

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Years Ended December 31, 2006, 2005 and 2004

	Campbell/Graham Series (1)		Currency Series
	12/31/2006	12/31/2005	12/31/2006	12/31/2005	12/31/2004
Investment Income:
Interest - net	$1,263,221	$126,602	$418,503	$3,370	$2

Total Income	1,263,221	126,602	418,503	3,370	2

Expenses:
Incentive Fees	319,952	210,651	19,672	—	—
Management Fees	1,159,057	228,694	134,963	7,049	22
Service Fees - Class 1	1,102,685	245,963	121,492	2,161	17
Trading Fees	245,176	45,739	80,183	1,459	5

Total Expenses	2,826,870	731,047	356,310	10,669	44

Investment gain/(loss) - net	(1,563,649)	(604,445)	62,193	(7,299)	(42)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	127,728	467,176	920,803	(310)
Net change in open trade equity	504,120	(1,373,930)	20,471	(1,164)
Trading commissions	(111,438)	(17,946)	—	—
Net change in inter-series payables	(572,529)	—	(697,187)	—
Equity in earnings/(loss) from unconsolidated trading company	3,279,772	1,570,356	—	(3,701)	154

Net gain/(loss) on investments	3,227,653	645,656	244,087	(5,175)	154

Minority interests	(520,410)	363,365	(22,289)	795

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$1,143,594	$404,576	$283,991	$(11,679)	$112

NET INCOME/(LOSS) PER UNIT
Class 1	$1.97	$(5.70)	$3.50	$(5.01)	$2.67
Class 2	$5.03	$(3.17)	$6.81	$(2.05)	$3.47

(1)	The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Years Ended December 31, 2006, 2005 and 2004

	Dunn Series			Graham Series
	12/31/2006	12/31/2005	12/31/2004	12/31/2006	12/31/2005	12/31/2004
Investment Income:
Interest - net	$6,810	$20,588	$—	$422,496	$85,327	$—

Total Income	6,810	20,588	—	422,496	85,327	—

Expenses:
Incentive Fees	—	—	74,896	—	—	50,855
Management Fees	—	—	—	414,945	215,540	16,747
Service Fees - Class 1	4,514	4,892	333	175,339	122,139	3,562
Trading Fees	1,481	9,280	2,985	83,423	43,121	3,345

Total Expenses	5,995	14,172	78,214	673,707	380,800	74,509

Investment gain/(loss) - net	815	6,416	(78,214)	(251,211)	(295,473)	(74,509)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	—	—	—	—	(1,234,755)	306,423
Net change in open trade equity	—	—	—	—	1,499,174	(28,060)
Trading commissions	—	—	—	—	(56,465)	(6,161)
Net change in inter-series payables		—	—	(12,370)	—	—
Equity in earnings/(loss) from unconsolidated trading company	(18,613)	(389,573)	204,380	520,410	(363,365)	—

Net gain/(loss) on investments	(18,613)	(389,573)	204,380	508,040	(155,411)	272,202

Minority interests	—	—	—	—	(817,950)	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(17,798)	$(383,157)	$126,166	$256,829	$(1,268,834)	$197,693

NET INCOME/(LOSS) PER UNIT
Class 1	$(9.92)	$(18.13)	$4.96	$1.80	$(20.67)	$3.57
Class 2	$(7.88)	$(15.62)	$5.77	$4.52	$(18.19)	$3.92

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Year Ended December 31, 2006

	Long Only Commodity Series (1) 12/31/2006	Long/Short Commodity Series (1) 12/31/2006	Managed Futures Index Series (1) 12/31/2006
Investment Income:
Interest - net	$231,248	$883,143	$285,909

Total Income	231,248	883,143	285,909

Expenses:
Incentive Fees	—	263,124	—
Management Fees	76,017	724,741	140,606
Service Fees - Class 1	27,656	299,596	3,692
Trading Fees	30,577	110,800	35,292

Total Expenses	134,250	1,398,261	179,590

Investment gain/(loss) - net	96,998	(515,118)	106,319

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	(52,991)	618,199	(681,466)
Net change in open trade equity	(590,714)	398,400	429,002
Trading commissions	—	(194,308)	(34,148)
Net change in inter-series payables	227,966	(110,951)	168,232
Equity in earnings/(loss) from unconsolidated trading company	—	—	—

Net gain/(loss) on investments	(415,739)	711,340	(118,380)

Minority interests	—	66,832	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(318,741)	$263,054	$(12,061)

NET INCOME/)(LOSS) PER UNIT
Class 1	$(4.55)	$0.42	$(3.25)
Class 2	$(2.87)	$2.93	$(1.57)

(1)	The Long Only Commodity Series, Long/Short Commodity Series and the Managed Future Index Series of the Trust commenced trading operations February 24, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2006, 2005 and 2004

	Balanced Series (1)
	Class 1		Class 1a		Class 2		Class 2a
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owner’s Capital, January 1, 2004	$—	$—	$—	$—	$1,000	$—	$—	$—
Sale of Units	—	11,653,988	—	—	20,000,000	3,968,134	—	—
Redemption of Units	—	(8,738)	—	—	(4,400,000)	(50,000)	—	—
Net increase in Owners’ Capital resulting from operations	—	127,012	—	—	1,301,820	63,969	—	—

Owners’ Capital, December 31, 2004	—	11,772,262	—	—	16,902,820	3,982,103	—	—

Sale of Units	—	100,673,862	—	—	—	18,337,828	—	—
Redemption of Units	—	(3,339,477)	—	—	(17,195,006)	(2,212,691)	—	—
Net (decrease) in Owners’ Capital resulting from operations	—	5,634,669	—	—	293,273	1,116,585	—	—

Owners’ Capital, December 31, 2005	$—	$114,741,316	$—	$—	$1,087	$21,223,825	$—	$—

Sale of Units	—	122,409,181	200	4,133,343	1,700,000	27,713,245	50,000	596,000
Redemption of Units	—	(15,376,421)	—	—	(1,000,000)	(2,680,487)		—
Net (decrease) in Owners’ Capital resulting from operations	—	2,785,824	(8)	70,330	10,384	1,613,347	(1,058)	16,864

Owners’ Capital, December 31, 2006	$—	$224,559,900	$192	$4,203,673	$711,471	$47,869,930	$48,942	$612,864

Owner’s Capital - Units, January 1, 2004	—	—	—	—	10	—	—	—
Sale of Units	—	111,113	—	—	200,000	37,741	—	—
Redemption of Units	—	(82)	—	—	(41,815)	(472)	—	—

Owners’ Capital - Units, December 31, 2004	—	111,031	—	—	158,195	37,269	—	—

Sale of Units	—	1,020,184	—	—	—	180,579	—	—
Redemption of Units	—	(34,037)	—	—	(158,185)	(22,642)	—	—

Owners’ Capital - Units, December 31, 2005	—	1,097,178	—	—	10	195,206	—	—

Sale of Units	—	1,154,601	2	43,800	15,163	248,045	500	6,261
Redemption of Units	—	(146,324)	—	—	(8,945)	(24,240)	—	—

Owners’ Capital - Units, December 31, 2006	—	2,105,455	2	43,800	6,228	419,011	500	6,261

Net asset value at commencement of operations		$100.00		$100.00		$100.00		$100.00
Change in net asset value per unit for year ended December 31, 2004		6.03		N/A		6.85		N/A

Net asset value per unit at December 31, 2004		$106.03		$100.00		$106.85		$100.00
Change in net asset value per unit for year ended December 31, 2005		(1.45)		N/A		1.88		N/A

Net asset value per unit at December 31, 2005		$104.58		$100.00		$108.73		$100.00
Change in net asset value per unit for year ended December 31, 2006		2.08		(4.03)		5.51		(2.12)

Net asset value per unit at December 31, 2006		$106.66		$95.97		$114.24		$97.88

(1)	The Balanced Series Classes 1a and 2a of the Trust commenced trading operations on April 26, 2006

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2006, 2005 and 2004

	Winton Series (1)				Campbell/Graham Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owner’s Capital, January 1, 2004	$—	$—	$1,000	$—	$—	$—	$—	$—
Sale of Units	—	481,793		172,873	—	—	—	—
Redemption of Units	—	—		—	—	—	—	—
Net increase in Owners’ Capital resulting from operations	—	7,139	68	4,548	—	—	—	—

Owners’ Capital, December 31, 2004	—	488,932	1,068	177,421	—	—	—	—

Sale of Units	—	1,398,568	—	71,500	—	21,748,476	1,000	2,750,994
Redemption of Units	—	(81,685)	—	(83,490)	—	(497,000)	—	—
Net increase (decrease) in Owners’ Capital resulting from operations	—	241,432	95	11,712	—	310,014	(32)	94,594

Owners’ Capital, December 31, 2005	$—	$2,047,247	$1,163	$177,143	$—	$21,561,490	$968	$2,845,588

Sale of Units	1,000	1,037,201	310,000	91,900		29,197,231	2,025,000	3,340,314
Redemption of Units		(3,014,437)	(101,309)	(232,637)		(2,795,559)	—	(1,125,145)
Net increase (decrease) in Owners’ Capital resulting from operations	57	285,856	18,928	25,533		880,152	79,094	184,348

Owners’ Capital, December 31, 2006	$1,057	$355,867	$228,782	$61,939	$—	$48,843,314	$2,105,062	$5,245,105

Owner’s Capital - Units, January 1, 2004	—	—	10	—	—	—	—	—
Sale of Units	—	4,612	—	1,661	—	—	—	—
Redemption of Units	—	—	—	—	—	—	—	—

Owners’ Capital - Units, December 31, 2004	—	4,612	10	1,661	—	—	—	—

Sale of Units	—	14,578	—	731	—	233,903	10	29,386
Redemption of Units	—	(900)	—	(869)	—	(5,261)	—	—

Owners’ Capital - Units, December 31, 2005	—	18,290	10	1,523	—	228,642	10	29,386

Sale of Units	10	9,014	3,086	831		308,998	20,656	33,661
Redemption of Units		(23,936)	(954)	(1,774)		(30,296)	—	(11,553)

Owners’ Capital - Units, December 31, 2006	10	3,368	2,142	580	—	507,344	20,666	51,494

Net asset value at commencement of operations		$100.00		$100.00		$100.00		$100.00
Change in net asset value per unit for the year ended December 31, 2005		N/A		N/A		(5.70)		(3.17)

Net asset value per unit at December 31, 2005		$100.00		$100.00		$94.30		$96.83
Change in net asset value per unit for year ended December 31, 2006		5.65		6.81		1.97		5.03

Net asset value per unit at December, 2006		$105.65		$106.81		$96.27		$101.86

(1)	The Beach Series was renamed the Winton Series in May 2006. (See Note 1.)

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2006, 2005 and 2004

	Currency Series				Dunn Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owner’s Capital, January 1, 2004	$—	$—	$1,000	$—	$—	$—	$1,000	$—
Sale of Units	—	16,543	440,000	1,000	—	121,000	—	2,145,503
Redemption of Units	—	—	—	—	—	—	—	—
Net increase (decrease) in Owners’ Capital resulting from operations	—	43	35	34	—	(3,953)	58	130,061

Owners’ Capital, December 31, 2004	—	16,586	441,035	1,034	—	117,047	1,058	2,275,564

Sale of Units	—	303,197	2,000,000	5,000	—	117,793	—	5,061
Redemption of Units	—	(37,497)	(375,000)	—	—	(19,430)	—	(1,784,495)
Net increase (decrease) in Owners’ Capital resulting from operations	—	(5,524)	(6,140)	(15)	—	(21,985)	(156)	(361,016)

Owners’ Capital, December 31, 2005	$—	$276,762	$2,059,895	$6,019	$—	$193,425	$902	$135,114

Sale of Units	—	6,559,790	—	457,300	—	—	—	—
Redemption of Units	—	(176,893)	(2,075,000)	(5,237)	—	(63,735)	—	(95,974)
Net increase (decrease) in Owners’ Capital resulting from operations	—	232,232	31,794	19,965	—	(6,526)	(79)	(11,193)

Owners’ Capital, December 31, 2006	$—	$6,891,891	$16,689	$478,047	$—	$123,164	$823	$27,947

Owner’s Capital - Units, January 1, 2004	—	—	10	—	—	—	10	—
Sale of Units	—	162	4,252	10	—	1,115	—	21,514
Redemption of Units	—	—	—	—	—	—	—	—

Owners’ Capital - Units, December 31, 2004	—	162	4,262	10	—	1,115	10	21,514

Sale of Units	—	3,050	19,712	49	—	1,330	—	53
Redemption of Units	—	(378)	(3,663)	—	—	(218)	—	(20,068)

Owners’ Capital - Units, December 31, 2005	—	2,834	20,311	59	—	2,227	10	1,499

Sale of Units		67,111	—	4,407		—		—
Redemption of Units		(1,819)	(20,157)	(49)		(626)		(1,159)

Owners’ Capital - Units, December 31, 2006	—	68,126	154	4,417	—	1,601	10	340

Net asset value at commencement of operations		$100.00		$100.00		$100.00		$100.00
Change in net asset value per unit for year ended December 31, 2004		2.67		3.47		4.96		5.77

Net asset value per unit at December 31, 2004		$102.67		$103.47		$104.96		$105.77
Change in net asset value per unit for the year ended December 31, 2005		(5.01)		(2.05)		(18.13)		(15.62)

Net asset value per unit at December 31, 2005		$97.66		$101.42		$86.83		$90.15
Change in net asset value per unit for the year ended December 31, 2006		3.50		6.81		(9.92)		(7.88)

Net asset value per unit at December 31, 2006		$101.16		$108.23		$76.91		$82.27

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2006, 2005 and 2004

	Graham Series				Long Only Commodity Series (1)
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owner's Capital, January 1, 2004	$—	$—	$1,000	$—	$—	$—	$—	$—
Sale of Units	—	1,939,594	4,400,000	312,500	—	—	—	—
Redemption of Units	—	—	—	—	—	—	—	—
Net increase (decrease) in Owners’ Capital resulting from operations	—	21,989	172,598	3,106	—	—	—	—

Owners’ Capital, December 31, 2004	—	1,961,583	4,573,598	315,606	—	—	—	—

Sale of Units	—	5,283,276	—	1,573,710	—	—	—	—
Redemption of Units	—	(953,857)	(3,991,781)	(78,617)	—	—	—	—
Net increase (decrease) in Owners’ Capital resulting from operations	—	(648,922)	(580,960)	(38,952)	—	—	—	—

Owners’ Capital, December 31, 2005	$—	$5,642,080	$857	$1,771,747	$—	$—	$—	$—

Sale of Units	—	1,316,260	391,309	115,787	—	4,836,308	51,000	229,659
Redemption of Units	—	(1,137,106)	—	(316,931)	—	(229,384)		(131,977)
Net increase (decrease) in Owners’ Capital resulting from operations	—	170,103	(2,251)	88,977	—	(285,460)	(3,368)	(29,913)

Owners’ Capital, December 31, 2006	$—	$5,991,337	$389,915	$1,659,580	$—	$4,321,464	$47,632	$67,769

Owner’s Capital - Units, January 1, 2004	—	—	10	—	—	—	—	—
Sale of Units	—	18,939	44,000	3,037	—	—	—	—
Redemption of Units	—	—	—	—	—	—	—	—

Owners’ Capital - Units, December 31, 2004	—	18,939	44,010	3,037	—	—	—	—

Sale of Units	—	60,602	—	18,544	—	—	—	—
Redemption of Units	—	(11,483)	(44,000)	(915)	—	—	—	—

Owners’ Capital - Units, December 31, 2005	—	68,058	10	20,666	—	—	—	—

Sale of Units		15,803	4,310	1,318		47,568	490	2,054
Redemption of Units		(13,128)		(3,595)		(2,292)		(1,356)

Owners’ Capital - Units, December 31, 2006	—	70,733	4,320	18,389	—	45,276	490	698

Net asset value at commencement of operations		$100.00		$100.00		$100.00		$100.00
Change in net asset value per unit for year ended December 31, 2004		3.57		3.92		N/A		N/A

Net asset value per unit at December 31, 2004		$103.57		$103.92		$100.00		$100.00
Change in net asset value per unit for the year ended December 31, 2005		(20.67)		(18.19)		N/A		N/A

Net asset value per unit at December 31, 2005		$82.90		$85.73		$100.00		$100.00
Change in net asset value per unit for the year ended December 31, 2006		$1.80		$4.52		($4.55)		($2.87)

Net asset value per unit at December 31, 2006		$84.70		$90.25		$95.45		$97.13

(1)	The Long Only Commodity Series of the Trust commenced trading operations on February 24, 2006

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Year Ended December 31, 2006

	Long/Short Commodity Series (1)				Managed Futures Index Series (1)
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, December 31, 2005	—	—	—	—	—	—	—	—

Sale of Units	—	19,594,958	241,000	2,457,810	—	602,781	51,000	2,500
Redemption of Units	—	(305,331)	—	(75,414)	—	(91,491)		—
Net increase (decrease) in Owners’ Capital resulting from operations	—	188,968	8,285	65,801	—	(11,220)	(859)	18

Owners’ Capital, December 31, 2006	$—	$19,478,595	$249,285	$2,448,197	$—	$500,070	$50,141	$2,518

Owners’ Capital - Units, December 31, 2005	—	—	—	—	—	—	—	—

Sale of Units	—	197,098	2,422	24,537	—	6,120	509	26
Redemption of Units	—	(3,132)		(753)	—	(951)	—	—

Owners’ Capital - Units, December 31, 2006	—	193,966	2,422	23,784	—	5,169	509	26

Net asset value at commencement of operations		$100.00		$100.00		$100.00		$100.00
Change in net asset value per unit for the year ended December 31, 2006		0.42		2.93		(3.25)		(1.57)

Net asset value per unit at December 31, 2006		$100.42		$102.93		$96.75		$98.43

(1)	The Long/Short Commodity Series and the Managed Futures Index Series of the Trust commenced trading operations on February 24, 2006

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

The Trust offers nine (9) separate and distinct Series: Balanced Series, Winton Series, Currency Series, Dunn Series, Graham Series, Campbell Graham Series, Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series (each, a “Series” and collectively, the “Series”). In May 2006, Beach Series was renamed as Winton Series. For purposes of this report, Beach Series is referred to as Winton Series, regardless of whether the applicable time period referred to is prior or subsequent to the name change, unless explicitly set forth otherwise. The Trust may issue additional Series of Units. The Units of each Series are separated into two sub-classes of Units (except for the Balanced Series which are separated into four sub-classes of Units, of which Class 1a and Class 2a are currently inactive). The Trust, with respect to each Series:

•

engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies), swap contracts and options contracts and may, from time to time, engage in cash and spot transactions;

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

As of September 24, 2004, the Trust commenced operations for each Series except the Graham Series and Campbell Graham Series. The Graham Series commenced operations as of November 19, 2004. The Campbell Graham Series commenced operations on February 11, 2005. The Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series commenced operations on February 11, 2006.

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

The consolidated financial statements of Long/Short Commodity Series include the assets, liabilities and earnings of its majority-owned trading company, Frontier Trading Company VII, LLC.

The consolidated financial statements of Long Only Commodity Series include the assets, liabilities and earnings of its wholly-owned trading company, Frontier Trading Company VIII, LLC.

The consolidated financial statements of Managed Futures Index Series include the assets, liabilities and earnings of its wholly-owned trading company, Frontier Trading Company IX, LLC.

The Trust has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102, Statements of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

Cash and Cash Equivalents and Short Term Investments – Cash and cash equivalents include cash, overnight investments, U.S. treasury bills and short-term investments in interest-bearing demand deposits with banks and cash managers with maturities of three months or less. The Trust maintains deposits with high quality financial institutions in amounts that are in excess of federally insured limits; however, the Trust does not believe it is exposed to any significant credit risk. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham Series, Currency Series, Dunn Series and Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. Any excess is accrued as income allocated to all Series in proportion to their daily net asset value.

Cash held at Futures Commodity Merchants – The Trust deposits assets with a broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. The Trust earns interest income on its assets deposited with the broker.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires the Managing Owner to make estimates and assumptions that affect amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition – Futures, options on futures, and forward contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with the Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Market value of exchange-traded contracts is based upon exchange settlement prices. Market value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market.

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

Each Series allocates funds to a subsidiary Trading Company, or Companies, of the Trust. Each Trading Company allocates all of its daily trading profits or losses to the Series in proportion to each Series’ ownership interest in the Trading Company, adjusted on a daily basis. As of December 31, 2006, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

Inter-Series Receivables/Payables - The Balanced Series, in order to make investments in the Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, advances funds to such Series, for the purpose of investing in the respective Trading Company or Trading Companies for such Series on behalf of the Balanced Series. The Balanced Series and investee Series reflect the changes in values of these investments as “Net change in inter-series receivables/payables” in the Statement of Operations.

Foreign Currency Transactions – The Trust’s functional currency is the U.S. Dollar, however, it transacts business in currencies other than the U.S. Dollar. Assets and liabilities denominated in currencies other than the U.S. Dollar are translated into U.S. Dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. Dollar are translated into U.S. Dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. Dollars are reported in income currently.

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

Income Taxes – No provision for income taxes has been made in these financial statements as each Limited Owner is individually responsible for reporting income or loss based on their respective share of the Trust’s income and expenses as reported for income tax purposes.

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

3. Investments in Unconsolidated Trading Companies

The following tables summarize the Balanced Series, Winton Series, Campbell/Graham Series, Dunn Series and the Graham Series investments in unconsolidated trading companies as of and for the year ended December 31, 2006.

Trading Company	Percentage of Net Assets	Fair Value	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)
Balanced Series -
Frontier Trading Company I, LLC	0.02%	$78,0566	($19,731)	$514,152	($538,964)	($44,543)

Winton Series -
Frontier Trading Company II, LLC	54.93%	$355,763	($16,982)	$1,035,567	($617,590)	$400,995

Campbell/Graham Series -
Frontier Trading Company VI, LLC	70.82%	$50,785,796	($222,930)	$397,155	$3,105,547	$3,279,772

Dunn Series -
Frontier Trading Company IV, LLC	N/M	($120,051)	(1,943)	($43,988)	$27,318	($18,613)

Graham Series -
Frontier Trading Company V, LLC	89.87%	$7,226,062	($111,438)	$127,728	$504,120	$520,410

The following tables summarize the Balanced Series, Winton Series, Campbell/Graham Series, Currency Series, Dunn Series and the Graham Series investments in unconsolidated trading companies as of and for the year ended December 31, 2005.

Trading Company	Percentage of Net Assets	Fair Value	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)
Balanced Series -
Frontier Trading Company I, LLC	2.90%	$3,949,1822	$0	($172)	($623)	($795)

Winton Series -
Frontier Trading Company II, LLC	28.13%	$626,070	($27,305)	$161,475	$231,686	$365,856

Campbell/Graham Series -
Frontier Trading Company VI, LLC	21.01%	$5,129,155	($34,625)	$1,641,003	($36,022)	$1,570,356

Currency Series -
Frontier Trading Company III, LLC	—	—	$0	($984)	($2,717)	($3,701)

Dunn Series -
Frontier Trading Company IV, LLC	N/M	($166,524)	($18,299)	($389,656)	$18,382	($389,573)

Graham Series -
Frontier Trading Company V, LLC	22.12%	$1,640,031	($7,386)	$160,246	($516,225)	($363,365)

The following tables summarize the Winton Series, Currency Series and the Dunn Series investments in unconsolidated trading companies as of and for the year ended December 31, 2004.

Trading Company	Percentage of Net Assets	Fair Value	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)
Winton Series -
Frontier Trading Company II, LLC	2.35%	$15,709	($770)	$2,515	$15,555	$17,300

Currency Series -
Frontier Trading Company III, LLC	0.03%	$138	$0	$256	($102)	$154

Dunn Series -
Frontier Trading Company IV, LLC	5.27%	$126,163	($5,170)	$219,345	($9,795)	$204,380

The unaudited condensed statements of financial condition and statements of income as of and for the years ended December 31, 2006, 2005 and 2004 for the unconsolidated trading companies are as follows:

Condensed Statement of Financial Condition - December 31, 2006	Frontier Trading Company II, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash held at futures commodities merchants	$7,018,159	$1,284,925	$13,938,010	$16,383,004
Open trade equity	1,422,913	235,235	1,576,367	39,486,041

Total assets	$8,441,072	$1,520,160	$15,514,377	$55,869,045

Members equity	$8,441,072	$1,520,160	$15,514,377	$55,869,045

Condensed Statement of Income - For the Year Ended December 31, 2006
Interest income	$213,384	$99,330	$345,944	$487,539
Net realized gain on investments, less commissions	8,473,473	(2,356,306)	200,390	(787,064)
Change in open trade equity	(2,090,380)	47,344	1,479,234	6,111,319

Net income	$6,596,477	$(2,209,632)	$2,025,568	$5,811,794

Condensed Statement of Financial Condition - December 31, 2005	Frontier Trading Company II, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash held at futures commodities merchants	$3,604,769	$1,939,800	$5,019,359	$8,077,776
Open trade equity	3,527,640	187,880	97,185	(1,222,005)

Total assets	$7,132,409	$2,127,680	$5,116,544	$6,855,771

Members equity	$7,132,409	$2,127,680	$5,116,544	$6,855,771

Condensed Statement of Income - For the Year Ended December 31, 2005
Interest income	$137,820	$78,437	$123,550	$113,858
Net realized gain on investments, less commissions	1,722,360	(1,545,244)	(857,179)	4,961,141
Change in open trade equity	3,142,512	269,038	136,041	(1,222,005)

Net income	$5,002,692	$(1,197,769)	$(597,588)	$3,852,994

Condensed Statement of Financial Condition - December 31, 2004	Frontier Trading Company II, LLC	Frontier Trading Company III, LLC	Frontier Trading Company IV, LLC
	(Unaudited)	(Unaudited)	(Unaudited)
Cash held at futures commodities merchants	$1,342,163	$448,185	$1,658,389
Open trade equity	385,128	8,328	(81,158)

Total assets	$1,727,291	$456,513	$1,577,231

Members equity	$1,727,291	$456,513	$1,577,231

Condensed Statement of Income - For the Year Ended December 31, 2004
Interest income	$4,628	$1,161	$4,592
Net realized gain on investments, less commissions	250,724	53,601	625,916
Change in open trade equity	385,129	8,328	(81,158)

Net income	$640,481	$63,090	$549,350

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

On January 13, 2006, Richard E. Bornhoft, President of the Managing Owner, redeemed $4,165 from the Graham Series, Class 1. On January 17, 2006, Mr. Bornhoft invested $4,165 in the Campbell/Graham Series, Class 2. Mr. Bornhoft exchanged all of his Winton Series Units for the same class of Units in the Graham Series on April 28, 2006: $1,251 Class 1 and $1,309 Class 2. On June 7, 2006, Mr. Bornhoft redeemed $250 from Balanced Series, Class 1, $750 from Campbell/Graham Series, Class 1, $750 from Dunn Series, Class 1 and $1,000 from Graham Series, Class 1. Mr. Bornhoft redeemed $17,500 from Graham Series, Class 2 on June 14, 2006. On August 11, 2006, Mr. Bornhoft redeemed $5,000 from the Campbell/Graham Series, Class 2 and $10,000 from the Dunn Series, Class 2. On October 31, 2006, Mr. Bornhoft redeemed all his interests of $279.58 in the Balanced Series, Class 1, $184.33 in the Campbell/Graham Series, Class 1, $206.96 in the Currency Series, Class 1, $110.51 in the Dunn Series, Class 1 and $181.44 in the Graham Series, Class 1. Mr. Bornhoft may make purchases or redemptions at any time on the same terms as any Limited Owner. No other principal of the Managing Owner or affiliates own any beneficial interest in the Trust but are allowed to do so.

The Balanced Series, in order to make investments in the Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, advances funds to such Series, for the purpose of investing in the respective Trading Company or Trading Companies for such Series on behalf of the Balanced Series. The Balanced Series and investee Series reflect the changes in values of these investments as “Net change in inter-series receivables/payables” in the Statement of Operations. The Balanced Series is subject to the same allocations of income and fees as the Limited Owners of such Series. As a result of fees charged by the investee Series, fees are not charged by the Balanced Series on the capital allocated to investments in affiliated Series, and the Managing Owner monitors such allocations so that aggregate fees of the investee Series on the Balanced Series investments do not exceed the allowable fees of the Balanced Series as provided in the Trust’s Prospectus.

The following table summarizes the Balanced Series advances to and reductions from other Series of the Trust as of December 31, 2006

Twelve Months Ending December 31, 2006

(Unaudited)

Name of Series	Amount of Investment January 1, 2006	Additions During Period	Reductions During Period	Amount of Investment December 31, 2006		Earnings in Investments in Inter- Series Receivables Net P/L for the Period	Amount of Dividends or Interest	Value December 31, 2006
Campbell/Graham Series	$0	$28,400,000	($2,000,000)		$26,400,000	$572,529	$0	$26,972,529
Currency Series	$0	$13,000,000	($3,000,000)		$10,000,000	$697,187	$0	$10,697,187
Graham Series	$0	$17,000,000	($5,000,000)		$12,000,000	$12,370	$0	$12,012,370
Long Only Commodity Series	$0	$5,750,000	$0		$5,750,000	($227,966)	$0	$5,522,034
Long/Short Commodity Series	$0	$20,000,000	($20,110,951)	-$	110,951	$110,951	$0	$0
Managed Futures Index Series	$0	$10,000,000	$0		$10,000,000	($168,231)	$0	$9,831,769

					$64,039,049	$996,840	$0	$65,035,889

As sponsoring Management Company of the Trust, the Managing Owner has agreed to bear the organization and offering costs of the Trust. These costs were $4,580,743 in 2006 and $1,825,024 in 2005.

Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets, calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series, 2.0% for the Winton Series, Currency Series, Long Only Commodity Series and the Managed Futures Index Series, 2.5% for the Graham Series and Campbell/Graham Series, and 3.5% for the Long/Short Commodity Series. There is no management fee for the Dunn Series. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series. For the year ended December 31, 2006, management fees paid the Managing Owner were $802,912 by the Balanced Series, $13,628 by the Winton Series, $1,159,057 by the Campbell/Graham Series, $134,963 by the Currency Series, $414,945 by the Graham Series, $76,017 by the Long Only Commodity Series, $724,741 by the Long/Short Commodity Series and $140,606 by the Managed Futures Index Series. Amounts payable at December 31, 2006 to the Managing Owner for management fees were $96,056 by the Balanced Series, $619 by the Winton Series, $115,910 by the Campbell/Graham Series, $13,338 by the Currency Series, $54,921 by the Graham Series, $10,389 by the Long Only Commodity Series, $59,278 by the Long/Short Commodity Series and $17,252 by the Managed Futures Index Series.

Each Series pays to the Managing Owner a monthly trading fee (FCM Fee) equal to 1/12th of 0.50% of such Series’ Net Asset Value, calculated daily. For the year ended December 31, 2006, FCM fees paid the Managing Owner were $833,258 by the Balanced Series, $3,413 by the Winton Series, $245,176 by the Campbell/Graham Series, $80,183 by the Currency Series, $1,481 by the Dunn Series, $83,423 by the Graham Series, $30,577 by the Long Only Commodity Series, $110,800 by the Long/Short Commodity Series and $35,292 by the Managed Futures Index Series. Amounts payable at December 31, 2006 to the Managing Owner for FCM fees were $100,164 by the Balanced Series, $155 by the Winton Series, $33,018 by the Campbell/Graham Series, $10,388 by the Currency Series, $121 by the Dunn Series, $10,984 by the Graham Series, $4,162 by the Long Only Commodity Series, $8,468 by the Long/Short Commodity Series and $4,313 by the Managed Futures Index Series.

In addition, some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series and Long/Short Commodity Series each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Balanced Series or the Long/Short Commodity Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Balanced and Dunn Series and 20% for the Winton, Currency, Graham, Campbell/Graham Series and Long/Short Commodity Series. There is no incentive fee for the Long Only Commodity Series or the Managed Futures Index Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series. For the year ended December 31, 2006, incentive fees paid the Managing Owner were $3,470,255 by the Balanced Series, $71,573 by the Winton Series, $319,952 by the Campbell/Graham Series, $19,672 by the Currency Series and $271,852 by the Long/Short Commodity Series. Amounts payable at December 31, 2006 to the Managing Owner for incentive fees were $1,687 by the Winton Series and $23,954 by the Campbell/Graham Series. Amounts receivable at December 31, 2006 from the Managing owner for incentive fees were $310,873 to the Balanced Series and $6,337 to the Long/Short Commodity Series. This resulted from an incentive fee being calculated on a quarterly basis and, in December, the recovery of previous month’s estimated incentive fees earned.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham Series, Currency Series, Dunn Series and Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. In 2006, the Trust paid $5,256,292 of such interest income to the Managing Owner.

With respect to Class 1 of each Series, the Series pays monthly to the Managing Owner a service fee at an annualized rate of up to 3.0% (2% for the Long Only Commodity Series and Managed Futures Index Series), which the Managing Owner pays to selling agents of the Trust. Bornhoft Group Securities Corporation, an affiliate of the Managing Owner, was paid service fees of $50 in 2006.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the net asset value of the Trust, for services in connection with the daily valuation of each Series and Class. For these services the Managing Owner paid The Bornhoft Group Corporation $713,438 in 2006. Additionally, The Bornhoft Group Corporation provides office space to the Managing Owner, prorates office expenses, and advances certain direct expenses on behalf of the Managing Owner. Under this agreement, the Managing Owner reimbursed The Bornhoft Group Corporation $178,612 for these expenses in 2006.

Solon Capital, LLC, an affiliate of the Trust, serves as wholesaler of the Trust by marketing to broker/dealer organizations. For these services, the Managing Owner paid Solon Capital, LLC, $2,140,315 in 2006.

5. Financial Highlights

The following information presents the financial highlights of the Fund for the year ended December 31, 2006. This data has been derived from information presented in the financial statements.

	Balanced Series				Winton Series		Campbell/Graham Series
	Class 1	Class 1a	Class 2	Class 2a	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2006	$104.58	$100.00	$108.73	$100.00	$100.00	$100.00	$94.30	$96.83
Net operating results:
Interest income	2.09	0.84	2.16	1.98	3.45	2.33	2.40	2.61
Expenses	(5.64)	(3.32)	(2.59)	(2.38)	(10.51)	(5.70)	(6.06)	(3.57)
Net gain/(loss) on investments, net of minority interests	5.63	(1.55)	5.94	(1.72)	12.71	10.18	5.63	5.99
Net income	2.08	(4.03)	5.51	(2.12)	5.65	6.81	1.97	5.03
Net asset value, December 31, 2006	$106.66	$95.97	$114.24	$97.88	$105.65	$106.81	$96.27	$101.86
Ratios to average net assets
Net investment gain/(loss)	(3.38%)	(2.44%)	(0.41%)	0.87%	(6.36%)	(4.52%)	(3.92%)	(0.95%)
Expenses before incentive fees	3.73%	3.89%	0.76%	0.58%	3.30%	1.47%	5.86%	2.88%
Expenses after incentive fees	5.35%	4.65%	2.38%	1.34%	9.48%	7.65%	6.52%	3.54%
Total return before incentive fees (2)	4.14%	0.28%	7.29%	0.92%	17.28%	27.87%	3.10%	2.53%
Total return after incentive fees (2)	2.02%	0.00%	5.11%	0.70%	16.84%	23.33%	2.10%	2.01%

	Currency Series		Dunn Series		Graham Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2006	$97.66	$101.42	$86.83	$90.15	$82.90	$85.73
Net operating results:
Interest income	2.28	2.79	2.01	2.19	2.21	2.31
Expenses	(4.17)	(1.56)	(2.93)	(0.48)	(5.09)	(2.73)
Net gain/(loss) on investments, net of minority interests	5.39	5.58	(9.00)	(9.59)	4.68	4.94
Net income	3.50	6.81	(9.92)	(7.88)	1.80	4.52
Net asset value, December 31, 2006	$101.16	$108.23	$76.91	$82.27	$84.70	$90.25
Ratios to average net assets
Net investment gain/(loss)	(1.82%)	1.15%	(1.08%)	1.92%	(3.44%)	(0.47%)
Expenses before incentive fees	4.30%	1.34%	3.52%	0.53%	6.08%	3.11%
Expenses after incentive fees	4.43%	1.46%	3.52%	0.53%	6.08%	3.11%
Total return before incentive fees (2)	5.30%	6.94%	(7.74%)	(8.52%)	2.32%	2.67%
Total return after incentive fees (2)	5.17%	6.72%	(7.74%)	(8.52%)	2.32%	2.67%

	Long Only Series		Long/Short Series		Managed Futures Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2006	$100.00	$100.00	$100.00	$100.00	$100.00	$100.00
Net operating results:
Interest income	3.66	3.83	3.65	3.70	3.56	3.65
Expenses	(3.63)	(1.77)	(7.38)	(4.61)	(4.08)	(2.24)
Net gain/(loss) on investments, net of minority interests	(4.58)	(4.93)	4.15	3.84	(2.73)	(2.98)
Net income	(4.55)	(2.87)	0.42	2.93	(3.25)	(1.57)
Net asset value, December 31, 2006	$95.45	$97.13	$100.42	$102.93	$96.75	$98.43
Ratios to average net assets
Net investment gain/(loss)	0.03%	1.98%	(3.80)%	(0.90%)	(0.54%)	1.42%
Expenses before incentive fees	3.64%	1.69%	6.21%	3.32%	4.23%	2.27%
Expenses after incentive fees	3.64%	1.69%	7.51%	4.61%	4.23%	2.27%
Total return before incentive fees (2)	(4.51%)	(2.66%)	(1.65%)	1.90%	(7.46%)	(1.70%)
Total return after incentive fees (2)	(4.51%)	(2.66%)	(2.43%)	(0.74%)	(7.46%)	(1.70%)

(1)	The Long Only Series, Long/Short Series and Managed Futures Series commenced operations on February 24, 2006. Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

The following information presents the financial highlights of the Fund for the year ended December 31, 2005. This data has been derived from information presented in the financial statements.

	Balanced Series		Beach Series		Campbell/Graham Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2005	$106.03	$106.85	$106.01	$106.84	$100.00	$100.00
Net operating results:
Interest income	1.14	1.14	1.17	1.17	1.12	1.12
Expenses	(8.42)	(5.46)	(9.25)	(6.40)	(6.78)	(4.30)
Net gain/(loss) on investments, net of minority interests	5.83	6.20	14.00	14.66	(0.04)	0.01
Net income	(1.45)	1.88	5.92	9.43	(5.70)	(3.17)
Net asset value, December 31, 2005	$104.58	$108.73	$111.93	$116.27	$94.30	$96.83
Ratios to average net assets (2)
Net investment gain/(loss)	(7.33%)	(4.34%)	(8.46%)	(5.46%)	(8.48%)	(4.68%)
Expenses before incentive fees	3.93%	0.94%	5.33%	2.34%	7.38%	3.58%
Expenses after incentive fees	8.48%	5.49%	9.67%	6.68%	10.13%	6.34%
Total return before incentive fees (3)	13.72%	9.89%	23.95%	11.92%	6.69%	9.58%
Total return after incentive fees (3)	9.17%	5.34%	19.61%	7.58%	4.25%	7.14%

	Currency Series		Dunn Series		Graham Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2005	$102.67	$103.47	$104.96	$105.77	$103.57	$103.92
Net operating results:
Interest income	1.10	1.10	1.13	1.13	.85	.85
Expenses	(5.69)	(2.77)	(3.24)	(0.51)	(5.09)	(2.58)
Net gain/(loss) on investments, net of minority interests	(0.42)	(0.38)	(16.02)	(16.24)	(16.43)	(16.46)
Net income	(5.01)	(2.05)	(18.13)	(15.62)	(20.67)	(18.19)
Net asset value, December 31, 2005	$97.66	$101.42	$86.83	$90.15	$82.90	$85.73
Ratios to average net assets (2)
Net investment gain/(loss)	(4.57%)	(1.64%)	(2.33%)	0.66%	(5.01)%	(2.02%)
Expenses before incentive fees	5.64%	2.71%	3.54%	0.54%	6.00%	3.02%
Expenses after incentive fees	5.64%	2.71%	3.54%	0.54%	6.00%	3.02%
Total return before incentive fees (3)	(7.50%)	(2.56%)	(13.46%)	(23.33%)	(15.86%)	(13.83%)
Total return after incentive fees (3)	(7.50%)	(2.56%)	(13.46%)	(23.33%)	(15.86%)	(13.83%)

(1)	The Campbell/Graham Series commenced operations on February 11, 2005. Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Ratios have been annualized for the Campbell/Graham Series and exclude the impact of the incentive fees except where otherwise noted. Incentive fees have not been annualized.

(3)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

The following information presents the financial highlights of the Fund for the year ended December 31, 2004. This data has been derived from information presented in the financial statements.

	Balanced Series		Beach Series		C-View Currency Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, inception of Series	$100.00	$100.00	$100.00	$100.00	$100.00	$100.00
Net operating results:
Interest income	.02	.02	.02	.02	.01	.00
Expenses	(.93)	(2.99)	(.82)	(1.11)	(.19)	(0)
Net gain on investments	7.16	10.83	6.81	7.93	2.85	3.47
Minority Interests	(.22)	(1.01)
Net income	6.03	6.85	6.01	6.84	2.67	3.47
Net asset value, December 31, 2004	$106.03	$106.85	$106.01	$106.84	$102.67	$103.47
Ratios to average net assets (2)
Net investment loss	(3.79)%	(0.90)%	(5.30)%	(2.32)%	(5.30)%	(2.35)%
Expenses before incentive fees	3.97%	0.97%	5.50%	2.48%	5.48%	2.35%
Expenses after incentive fees	5.76%	3.61%	6.60%	4.10%	5.48%	2.35%
Total return before incentive fees (3)	9.09%	9.51%	7.37%	8.79%	2.67%	3.47%
Total return after incentive fees (3)	6.03%	6.85%	6.01%	6.84%	2.67%	3.47%

	Dunn Series		Graham Series
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, inception of Series	$100.00	$100.00	$100.00	$100.00
Net operating results:
Interest income	0	0	0	0
Expenses	(1.38)	(3.56)	(1.06)	(1.16)
Net gain on investments	6.34	9.33	4.63	5.08
Net income	4.96	5.77	3.57	3.92
Net asset value, December 31, 2004	$104.96	$105.77	$103.57	$103.92
Ratios to average net assets (2)
Net investment loss	(3.48%)	(0.49%)	(6.04%)	(2.95%)
Expenses before incentive fees	3.48%	0.49%	6.04%	2.95%
Expenses after incentive fees	6.28%	3.81%	7.32%	3.75%
Total return before incentive fees (3)	3.51%	9.04%	5.67%	4.77%
Total return after incentive fees (3)	4.96%	5.77%	3.57%	3.92%

(1)	Selected data for a Unit outstanding from inception through year-end. The Balanced, Beach, C-View and Dunn Series commenced operations on September 24, 2004. The Graham Series commenced November 19, 2004.

(2)	Ratios have been annualized and exclude the impact of the incentive fees except where otherwise noted. Incentive fees have not been annualized.

(3)	An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

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

In addition to market risk, trading futures, forward and swap contracts entails credit risk in that a counterparty will not be able to meet its obligations to a Trading Company. The counterparty for futures contracts traded in the U.S. and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. Some non-U.S. exchanges, in contrast to U.S. exchanges, are principals’ markets in which performance is the responsibility only of the individual counterparty with whom the Trading Company has entered into the transaction, and not of the exchange or clearing corporation. In these kinds of markets, there is risk of bankruptcy or other failure or refusal to perform by the counterparty.

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

The unrealized gain (loss) on open futures contracts is comprised of the following:

	Futures Contracts (exchange traded)
	2006	2005	2004
Gross Unrealized Gains	$27,229,898	$17,528,857	$2,337,340
Gross Unrealized (Losses)	(13,517,509)	(10,266,195)	(1,742,024)

Net Unrealized Gain (Loss)	$13,712,389	$7,262,662	$595,316

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

8. Subsequent Events

On February 12, 2007, a registration statement filed January 26, 2007 on Form S-1 (File No. 333-140240), as amended February 8, 2006, was declared effective. The Trust registered a total of 2,200,000 Units in such registration statement, including 1,000,000 Units in Balanced Series (Class 2), 1,000,000 Units in Long/Short Commodity Series (Class 1) and 200,000 Units in Long/Short Commodity Series (Class 2). The estimated aggregate offering price was $236,690,000, which amount was calculated assuming that all Units were sold during the Initial Offering Period at the Net Asset Value per Unit as of January 22, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Frontier Fund
(Registrant)

Date: March 21, 2007	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Balanced Series,
a Series of The Frontier Fund
(Registrant)

Date: March 21, 2007	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dunn Series,
a Series of The Frontier Fund
(Registrant)

Date: March 21, 2007	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Graham Series,
a Series of The Frontier Fund
(Registrant)

Date: March 21, 2007	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton Series,
a Series of The Frontier Fund
(Registrant)

Date: March 21, 2007	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Campbell/Graham Series,
a Series of The Frontier Fund
(Registrant)

Date: March 21, 2007	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Currency Series,
a Series of The Frontier Fund
(Registrant)

Date: March 21, 2007	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long Only Commodity Series,
a Series of The Frontier Fund
(Registrant)

Date: March 21, 2007	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long/Short Commodity Series,
a Series of The Frontier Fund
(Registrant)

Date: March 21, 2007	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Index Series,
a Series of The Frontier Fund
(Registrant)

Date: March 21, 2007	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund