Form 10-Q/A
period 2007-03-31
FRONTIER FUND; MANAGED FUTURES INDEX SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; CAMPBELL/GRAHAM SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; GRAHAM SERIES, a series of The Frontier Fund; LONG ONLY COMMODITY SERIES, a series of The Frontier Fund; LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; BALANCED SERIES, a series of The Frontier Fund; DUNN SERIES, a Series of The Frontier Fund
filed 2007-05-10
CIK 1261379, 1389129, 1389126, 1389125, 1389124, 1389123, 1389127, 1389128, 1389122, 1393644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51274

THE FRONTIER FUND BALANCED SERIES; GRAHAM SERIES; WINTON SERIES; CAMPBELL/GRAHAM SERIES; CURRENCY SERIES; DUNN SERIES; LONG ONLY COMMODITY SERIES; LONG/SHORT COMMODITY SERIES;

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

Special Note About Forward-Looking Statements

THIS REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. THESE FORWARD-LOOKING STATEMENTS REFLECT THE MANAGING OWNER’S CURRENT EXPECTATIONS ABOUT THE FUTURE RESULTS, PERFORMANCE, PROSPECTS AND OPPORTUNITIES OF THE TRUST. THE MANAGING OWNER HAS TRIED TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USING WORDS SUCH AS “MAY,” “WILL,” “EXPECT,” “ANTICIPATE,” “BELIEVE,” “INTEND,” “SHOULD,” “ESTIMATE” OR THE NEGATIVE OF THOSE TERMS OR SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO THE MANAGING OWNER AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND OTHER FACTORS, BOTH KNOWN, SUCH AS THOSE DESCRIBED IN THE “RISK FACTORS” SECTION UNDER ITEM 1A AND ELSEWHERE IN THIS REPORT, AND UNKNOWN, THAT COULD CAUSE THE TRUST’S ACTUAL RESULTS, PERFORMANCE, PROSPECTS OR OPPORTUNITIES TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF MARCH 31, 2007, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Frontier Fund

Statements of Financial Condition

March 31, 2007 and December 31, 2006

	Balanced Series		Winton Series (1)		Campbell/Graham Series
	3/31/2007	12/31/2006	3/31/2007	12/31/2006	3/31/2007	12/31/2006
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents	$137,129,457	$85,018,542	$5,326,410	$538,923	$13,474,000	$11,941,234
Short-term investments	56,655,324	86,826,629	3,101,724	—	10,314,859	21,115,260
Cash held at futures commodity merchants	53,550,187	72,480,538	—	—	8,563,075	13,938,010
Open trade equity	2,801,925	11,391,371	—	—	413,364	1,576,367
Investments in unconsolidated trading companies	1,212,650	78,056	867,253	355,763	30,301,035	50,785,796
Inter-series receivables	49,276,899	65,035,889	—	—	—	—
Prepaid service fees - Class 1	1,055,912	1,316,314	71,464	—	235,717	283,158
Receivable from related parties	2,760,274	1,170,502	—	34	168,742	6,539
Other assets	80,424	120,468	177	1,342	134,124	179,558

Total Assets	304,523,052	$323,438,309	$9,367,028	$896,062	$63,604,916	$99,825,922

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES
Inter-series payables	—	$—	$—	$—	$—	$26,972,529
Pending owner additions	1,369,194	987,713	930,450	162,500	294,900	485,675
Owner redemptions payable	464,430	754,023	—	—	10,449	65,762
Incentive fees payable to Managing Owner	—	—	—	1,687	—	23,954
Management fees payable to Managing Owner	105,676	96,056	8,278	619	107,841	115,910
Interest fees payable to Managing Owner	378,403	324,385	9,716	775	86,752	116,626
Trading fees payable to Managing Owner	111,038	100,164	2,073	155	28,317	33,018
Trailing service fees payable	272,274	225,872	1,635	175	60,080	44,899
Payables to related parties	—	—	193,574	82,260	—	100,959
Other liabilities	81,279	53,819	1,503	246	156,727	158,732

Total Liabilities	2,782,294	2,542,032	1,147,229	248,417	745,066	28,118,064

MINORITY INTERESTS	27,126,528	42,889,305	—	—	8,976,439	15,514,377

OWNERS’ CAPITAL
Managing Owner Units - Class 1	180	192	954	1,057	—	—
Managing Owner Units - Class 2	747,588	760,413	617,005	228,782	1,922,336	2,105,062
Limited Owner Units - Class 1	225,211,064	228,763,573	6,435,460	355,867	47,077,062	48,843,314
Limited Owner Units - Class 2	48,655,398	48,482,794	1,166,380	61,939	4,884,013	5,245,105

Total Owners’ Capital	274,614,230	278,006,972	8,219,799	647,645	53,883,411	56,193,481

Total Liabilities, Minority Interests and Owners’ Capital	304,523,052	$323,438,309	$9,367,028	$896,062	$63,604,916	$99,825,922

Units Outstanding
Class 1	2,206,124	2,105,455	67,491	3,378	539,503	507,344
Class 1a	52,888	43,802	N/A	N/A	N/A	N/A
Class 2	447,896	425,239	18,359	2,722	73,173	72,160
Class 2a	11,943	6,761	N/A	N/A	N/A	N/A

Net Asset Value per Unit
Class 1	$99.93	$106.66	$95.37	$105.65	$87.26	$96.27
Class 1a	$89.85	$95.97	N/A	N/A	N/A	N/A
Class 2	$107.84	$114.24	$97.14	$106.81	$93.02	$101.86
Class 2a	$92.26	$97.88	N/A	N/A	N/A	N/A

(1)	The Beach Series was renamed the Winton Series in May, 2006. (See Note 1)

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

March 31, 2007 and December 31, 2006

	Currency Series		Dunn Series		Graham Series
	3/31/2007	12/31/2006	3/31/2007	12/31/2006	3/31/2007	12/31/2006
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS

Cash and cash equivalents	$8,603,652	$5,193,474	$252,847	$192,143	$2,429,457	$4,346,300
Short-term investments	6,972,939	10,001,777	178,878	332,290	1,945,919	8,875,068
Cash held at futures commodity merchants	2,414,780	2,970,911	—	—	—	—
Open trade equity	—	41,615	—	—	—	—
Investments in unconsolidated trading companies	—	—	—	—	2,636,458	7,226,062
Prepaid service fees - Class 1	29,778	39,059	—	—	9,175	13,971
Receivable from related parties	351	850	29	19	419	937
Other assets	—	—	83	226	12,934	31,060

Total Assets	$18,021,500	$18,247,686	$431,837	$524,678	$7,034,362	$20,493,398

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES
Liability to unconsolidated trading company	$—	$—	$127,079	$120,051	$—	$—
Inter-series payables	10,260,627	10,697,187	—	—	—	12,012,370
Open trade equity	6,567		—		—
Pending owner additions	4,800	54,500	—	—	—	—
Owner redemptions payable	5,586	—	—	75,653	—	6,473
Management fees payable to Managing Owner	8,949	13,338	—	—	15,851	54,921
Interest fees payable to Managing Owner	28,963	29,692	184	353	10,727	34,187
Trading fees payable to Managing Owner	7,458	10,388	—	121	3,170	10,984
Trailing service fees payable	2,371	1,043	249	311	7,802	8,832
Payables to related parties	74,422	50,899	209,946	174,901	453,591	324,799
Other liabilities	3,321	4,012	1,327	1,354	—	—

Total Liabilities	10,403,064	10,861,059	338,785	372,744	491,141	12,452,566

MINORITY INTERESTS	—	—	—	—	—	—

OWNERS’ CAPITAL
Managing Owner Units - Class 2	16,312	16,689	673	823	351,219	389,915
Limited Owner Units - Class 1	7,114,985	6,891,891	88,827	123,164	4,743,880	5,991,337
Limited Owner Units - Class 2	487,139	478,047	3,552	27,947	1,448,122	1,659,580

Total Owners’ Capital	7,618,436	7,386,627	93,052	151,934	6,543,221	8,040,832

Total Liabilities, Minority Interests and Owners’ Capital	$18,021,500	$18,247,686	$431,837	$524,678	$7,034,362	$20,493,398

Units Outstanding
Class 1	72,495	68,126	1,423	1,601	62,644	70,733
Class 2	4,759	4,571	63	350	22,134	22,709

Net Asset Value per Unit
Class 1	$98.14	$101.16	$62.44	$76.91	$75.73	$84.70
Class 2	$105.79	$108.23	$67.30	$82.27	$81.29	$90.25

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

March 31, 2007 and December 31, 2006

	Long Only Commodity Series		Long/Short Commodity Series		Managed Futures Index Series
	3/31/2007	12/31/2006	3/31/2007	12/31/2006	3/31/2007	12/31/2006
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS

Cash and cash equivalents	$17,381,158	$3,587,676	$12,253,916	$6,411,775	$4,701,099	$2,753,004
Short-term investments	13,884,474	5,563,361	8,635,996	10,792,589	3,724,126	5,504,248
Cash held at futures commodity merchants	4,785,663	1,412,416	2,841,426	4,485,621	1,344,756	1,729,868
Open trade equity	—	—	1,022,944	280,503	72,946	428,995
Prepaid service fees - Class 1	43,887	50,792	121,736	213,218	3,998	5,074
Receivable from related parties	19,182	2,228	32,093	9,767	324	65
Other assets	1,220	1,880	17,360	41,143	3,431	3,723

Total Assets	$36,115,584	$10,618,353	$24,925,471	$22,234,616	$9,850,680	$10,424,977

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES
Inter-series payables	$29,518,423	$5,522,034	$—	$—	$9,197,849	$9,831,769
Open trade equity	—	605,943	—	—	—	—
Pending owner additions	—	4,604	476,333	—	—	—
Owner redemptions payable	—	15,000	15,606	988	—	—
Incentive fees payable to Managing Owner	—	—	33,828	—	—	—
Management fees payable to Managing Owner	24,108	10,389	65,374	59,278	16,395	17,252
Interest fees payable to Managing Owner	19,451	7,622	20,165	16,931	8,196	7,781
Trading fees payable to Managing Owner	9,653	4,162	9,339	8,468	4,099	4,313
Trailing service fees payable	100	79	5,125	3,041	121	114
Payables to related parties	1,658,632	9,732	19,613	47,889	24,010	11,019
Other liabilities	1,914	1,923	—	—	117	—

Total Liabilities	31,232,281	6,181,488	645,383	136,595	9,250,787	9,872,248

MINORITY INTERESTS	—	—	(1,212,650)	(78,056)	—	—

OWNERS’ CAPITAL
Managing Owner Units - Class 2	149,506	47,632	282,648	249,285	46,908	50,141
Limited Owner Units - Class 1	4,655,030	4,321,464	22,712,398	19,478,595	550,629	500,070
Limited Owner Units - Class 2	78,767	67,769	2,497,692	2,448,197	2,356	2,518

Total Owners’ Capital	4,883,303	4,436,865	25,492,738	22,176,077	599,893	552,729

Total Liabilities, Minority Interests and Owners’ Capital	$36,115,584	$10,618,353	$24,925,471	$22,234,616	$9,850,680	$10,424,977

Units Outstanding
Class 1	47,084	45,276	224,808	193,966	6,114	5,169
Class 2	2,258	1,188	26,649	26,206	535	535

Net Asset Value per Unit
Class 1	$98.87	$95.45	$101.03	$100.42	$90.06	$96.75
Class 2	$101.11	$97.13	$104.33	$102.93	$92.08	$98.43

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2007 and 2006

	Balanced Series (Unaudited)		Winton Series (1) (Unaudited)		Campbell/Graham Series (Unaudited)
	3/31/2007	3/31/2006	3/31/2007	3/31/2006	3/31/2007	3/31/2006
Investment Income:
Interest - net	$1,721,854	$762,497	$25,333	$13,494	$437,970	$152,870

Total Income	1,721,854	762,497	25,333	13,494	437,970	152,870

Expenses:
Incentive Fees	1,490,934	1,893,103	—	68,737	33,094	169,790
Management Fees	302,876	158,136	14,961	12,168	310,749	180,696
Service Fees - Class 1	1,725,781	967,800	19,692	17,798	364,229	191,079
Trading Fees	321,101	158,063	3,738	3,040	92,866	36,097

Total Expenses	3,840,692	3,177,102	38,391	101,743	800,938	577,662

Investment gain/(loss) - net	(2,118,838)	(2,414,605)	(13,058)	(88,249)	(362,968)	(424,792)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	(11,212,270)	11,213,419	—	—	(311,330)	66,612
Net change in open trade equity	(9,439,201)	(819,954)	—	—	(313,477)	576,009
Trading commissions	(563,068)	(414,926)	—	—	(14,904)	(48,217)
Net change in inter-series receivables	476,249	350,667	—	—	325,800	—
Equity in earnings/(loss) from trading company	(1,113,763)	22,289	(591,344)	365,878	(5,370,129)	964,444

Net gain/(loss) on investments	(21,852,053)	10,351,495	(591,344)	365,878	(5,684,040)	1,558,848

Minority interests	5,987,053	(1,328,372)	—	—	639,711	(193,857)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(17,983,838)	$6,608,518	$(604,402)	$277,629	$(5,407,297)	$940,199

NET INCOME/(LOSS) PER UNIT
Class 1	$(6.73)	$4.23	$(10.28)	$12.62	$(9.01)	$2.60
Class 1a	$(6.12)	N/A	N/A	N/A	N/A	N/A
Class 2	$(6.40)	$5.23	$(9.67)	$14.06	$(8.84)	$3.40
Class 2a	$(5.62)	N/A	N/A	N/A	N/A	N/A

(1)	The Beach Series was renamed the Winton Series in May, 2006. (See Note 1.)

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2007 and 2006

	Currency Series (Unaudited)		Dunn Series (Unaudited)		Graham Series (Unaudited)
	3/31/2007	3/31/2006	3/31/2007	3/31/2006	3/31/2007	3/31/2006
Investment Income:
Interest - net	$128,278	$43,423	$820	$1,589	$65,381	$39,720

Total Income	128,278	43,423	820	1,589	65,381	39,720

Expenses:
Incentive Fees	—	7,393	—	—	—	—
Management Fees	29,418	29,631	—	—	73,055	45,833
Service Fees - Class 1	52,769	6,430	864	1,336	40,078	43,094
Trading Fees	25,230	11,467	309	368	14,272	9,170

Total Expenses	107,417	54,921	1,173	1,704	127,405	98,097

Investment gain/(loss) - net	20,861	(11,498)	(353)	(115)	(62,024)	(58,377)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	(442,700)	126,637	—	—	—	—
Net change in open trade equity	(39,426)	(26,435)	—	—	—	—
Net change in inter-series payables	236,560	(28,887)	—	—	(76,140)	—
Equity in earnings/(loss) from trading company	—	—	(25,580)	(1,950)	(639,711)	187,557

Net gain/(loss) on investments	(245,566)	71,315	(25,580)	(1,950)	(715,851)	187,557

Minority interests	—	(22,289)	—	—	—	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(224,705)	$37,528	$(25,933)	$(2,065)	$(777,875)	$129,180

NET INCOME/(LOSS) PER UNIT
Class 1	$(3.02)	$0.57	$(14.47)	$(0.72)	$8.97)	$1.15
Class 2	$(2.44)	$1.35	$(14.97)	$(0.08)	$(8.96)	$1.83

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended September 30, 2006 and 2005

	Long Only Commodity Series (Unaudited)		Long/Short Commodity Series (Unaudited)		Managed Futures Index Series (Unaudited)
	3/31/2007	3/31/2006	3/31/2007	3/31/2006	3/31/2007	3/31/2006
Investment Income:
Interest - net	$131,455	$16,356	$212,997	$26,350	$95,406	$1,907

Total Income	131,455	16,356	212,997	26,350	95,406	1,907

Expenses:
Incentive Fees	—	—	111,809	28,970	—	—
Management Fees	43,506	5,212	220,698	24,138	51,082	1,122
Service Fees - Class 1	22,247	7	149,345	447	2,594	25
Trading Fees	17,296	2,085	24,784	3,442	12,634	281

Total Expenses	83,049	7,304	506,636	56,997	66,310	1,428

Investment gain/(loss) - net	48,406	9,052	(293,639)	(30,647)	29,096	479

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on investments	1,430,851	—	772,228	(19,722)	(331,200)	—
Net change in open trade equity	—	195,185	(1,311,100)	180,598	(356,012)	—
Trading commissions	—	—	(107,012)	(5,141)	(16,116)	—
Net change in inter-series payables	(1,296,389)	(203,947)	—	(117,341)	633,920	(492)

Net gain/(loss) on investments	134,462	(8,762)	(645,884)	38,394	(69,408)	(492)

Minority interests	—	—	1,113,763	—	—	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$182,868	$290	$174,240	$7,747	$(40,312)	$(13)

NET INCOME/(LOSS) PER UNIT
Class 1	$3.42	$3.82	$0.61	$0.94	$(6.69)	$(0.11)
Class 2	$3.98	$4.08	$1.40	$1.20	$(6.35)	$0.11

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2007 (Unaudited)

	Balanced Series
	Class 1		Class 1a		Class 2		Class 2a
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2007	$—	$224,559,900	$192	$4,203,673	$711,471	$47,869,930	$48,942	$612,864

Sale of Units	—	18,470,547	—	1,198,422	—	4,076,749	30,000	463,000
Redemption of Units	—	(7,863,599)	—	(347,304)	—	(1,436,719)	—	—
Net (decrease) in Owners’ Capital resulting from operations	—	(14,707,867)	(12)	(302,708)	(39,887)	(2,880,389)	(2,938)	(50,037)

Owners’ Capital, March 31, 2007	$—	$220,458,981	$180	$4,752,083	$671,584	$47,629,571	$76,004	$1,025,827

Owners’ Capital - Units, January 1, 2007	—	2,105,455	2	43,800	6,228	419,011	500	6,261

Sale of Units	—	176,318	—	12,677	—	35,642	324	4,858
Redemption of Units	—	(75,649)	—	(3,591)	—	(12,985)	—	—

Owners’ Capital - Units, March 31, 2007	—	2,206,124	2	52,886	6,228	441,668	824	11,119

Net asset value per unit at January 1, 2007		$106.66		$95.97		$114.24		$97.88

Change in net asset value per unit for three months ended March 31, 2007		(6.73)		(6.12)		(6.40)		(5.62)

Net asset value per unit at March 31, 2007		$99.93		$89.85		$107.84		$92.26

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2007 (Unaudited)

	Winton Series				Campbell/Graham Series Campbell/Graham Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2007	$1,057	$355,867	$228,782	$61,939	$—	$48,843,314	$2,105,062	$5,245,105

Sale of Units	—	6,597,846	410,000	1,218,036	—	4,348,954	—	316,813
Redemption of Units	—	(6,000)	—	(43,326)	—	(1,355,482)	—	(213,058)
Net decrease in Owners’ Capital resulting from operations	(103)	(512,253)	(21,777)	(70,269)	—	(4,759,724)	(182,726)	(464,847)

Owners’ Capital, March 31, 2007	$954	$6,435,460	$617,005	$1,166,380	$—	$47,077,062	$1,922,336	$4,884,013

Owners’ Capital - Units, January 1, 2007	10	3,368	2,142	580	—	507,344	20,666	51,494

Sale of Units	—	64,176	4,210	11,877	—	46,904	—	3,276
Redemption of Units	—	(63)	—	(450)	—	(14,745)	—	(2,263)

Owners’ Capital - Units, March 31, 2007	10	67,481	6,352	12,007	—	539,503	20,666	52,507

Net asset value per unit at January 1, 2007		$105.65		$106.81		$96.27		$101.86

Change in net asset value per unit for three months ended March 31, 2007		(10.28)		(9.67)		(9.01)		(8.84)

Net asset value per unit at March 31, 2007		$95.37		$97.14		$87.26		$93.02

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2007 (Unaudited)

	Currency Series				Dunn Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2007	$—	$6,891,891	$16,689	$478,047	$—	$123,164	$823	$27,947

Sale of Units	—	500,047	—	36,500	—	—	—	—
Redemption of Units	—	(64,052)	—	(15,981)	—	(11,825)	—	(21,124)
Net decrease in Owners’ Capital resulting from operations	—	(212,901)	(377)	(11,427)	—	(22,512)	(150)	(3,271)

Owners’ Capital, March 31, 2007	$—	$7,114,985	$16,312	$487,139	$—	$88,827	$673	$3,552

Owner’s Capital - Units, January 1, 2007	—	68,126	154	4,417	—	1,601	10	340

Sale of Units	—	5,003	—	335	—	—	—	—
Redemption of Units	—	(634)	—	(147)	—	(178)	—	(287)

Owners’ Capital - Units, March 31, 2007	—	72,495	154	4,605	—	1,423	10	53

Net asset value per unit at January 1, 2007		$101.16		$108.23		$76.91		$82.27

Change in net asset value per unit for three months ended March 31, 2007		(3.02)		(2.44)		(14.47)		(14.97)

Net asset value per unit at March 31, 2007		$98.14		$105.79		$62.44		$67.30

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2007 (Unaudited)

	Graham Series				Long Only Commodity Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2007	$—	$5,991,337	$389,915	$1,659,580	$—	$4,321,464	$47,632	$67,769

Sale of Units	—	97,572	—	—	—	486,168	100,000	21,253
Redemption of Units	—	(768,017)	—	(49,291)	—	(330,626)	—	(13,225)
Net increase (decrease) in Owners’ Capital resulting from operations	—	(577,012)	(38,696)	(162,167)	—	178,024	1,874	2,970

Owners’ Capital, March 31, 2007	$—	$4,743,880	$351,219	$1,448,122	$—	$4,655,030	$149,506	$78,767

Owners’ Capital - Units, January 1, 2007	—	70,733	4,320	18,389	—	45,276	490	698

Sale of Units	—	1,219	—	—	—	5,255	989	212
Redemption of Units	—	(9,308)	—	(575)	—	(3,447)	—	(131)

Owners’ Capital - Units, March 31, 2007	—	62,644	4,320	17,814	—	47,084	1,479	779

Net asset value per unit at January 1, 2007		$84.70		$90.25		$95.45		$97.13

Change in net asset value per unit for three months ended March 31, 2007		(8.97)		(8.96)		3.42		3.98

Net asset value per unit at March 31, 2007		$75.73		$81.29		$98.87		$101.11

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2007 (Unaudited)

	Long/Short Commodity Series				Managed Futures Index Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2007	$—	$19,478,595	$249,285	$2,448,197	$—	$500,070	$50,141	$2,518

Sale of Units	—	3,774,775	30,000	59,700	—	150,788	—	—
Redemption of Units	—	(678,841)	—	(43,213)	—	(63,312)	—	—
Net increase (decrease) in Owners’ Capital resulting from operations	—	137,869	3,363	33,008	—	(36,917)	(3,233)	(162)

Owners’ Capital, March 31, 2007	$—	$22,712,398	$282,648	$2,497,692	$—	$550,629	$46,908	$2,356

Owners’ Capital - Units, January 1, 2007	—	193,966	2,422	23,784	—	5,169	509	26

Sale of Units	—	37,605	287	576	—	1,654	—	—
Redemption of Units	—	(6,763)	—	(420)	—	(709)	—	—

Owners’ Capital - Units, March 31, 2007	—	224,808	2,709	23,940	—	6,114	509	26

Net asset value per unit at January 1, 2007		$100.42		$102.93		$96.75		$98.43

Change in net asset value per unit for three months ended March 31, 2007		0.61		1.40		(6.69)		(6.35)

Net asset value per unit at March 31, 2007		$101.03		$104.33		$90.06		$92.08

The accompanying notes are an integral part of these statements.

The Frontier Fund

Notes to Financial Statements

As of March 31, 2007 (Unaudited)

1. Organization

The Frontier Fund, which is referred to in this report as the Trust, was formed on August 8, 2003, as a Delaware statutory trust. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission, or CFTC, Regulation § 4.10(d)(2). The Trust has authority to issue separate series or a Series of units of beneficial interest, or the Units, in segregated pools of assets of the Trust, pursuant to the requirements of the Delaware Statutory Trust Act, as amended, or the Trust Act. The assets of each Series are segregated from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended. It is managed by its Managing Owner, Equinox Fund Management, LLC.

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

As of March 31, 2007, the Trust had nine separate Series of Units issued and outstanding: Balanced Series, Winton Series (formerly Beach Series, as described below), Campbell/Graham Series, Currency Series, Dunn Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series. The Units of each Series are separated into two sub-classes of Units, except the Balanced Series which has four sub-classes of Units.

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

The Continuous Offering Period of the Dunn Series was terminated by the Managing Owner in February 2006.

Effective as of April 13, 2006, (i) the Advisory Agreement dated as of March 1, 2004, by and among the Trust, Frontier Trading Company II LLC (the “Trading Company II”), the Managing Owner and Beach Capital Management Limited (“Beach”), which set forth the terms and conditions upon which Beach would render and implement trading advisory services on behalf of the Trading Company II and the Trust with respect to the Beach Series of the Trust and (ii) the Advisory Agreement dated as of March 1, 2004, by and among the Trust, Frontier Trading Company I LLC (the “Trading Company I”), the Managing Owner and Beach, which set forth the terms and conditions upon which Beach would render and implement trading advisory services on behalf of the Trading Company I and the Trust with respect to the assets of the Balanced Series of the Trust allocated to Beach (collectively, the “Agreements”) were terminated. The Agreements were terminated because Beach informed the Managing Owner that Beach had ceased trading pursuant to its Discretionary Program, which was the trading program Beach utilized in providing the trading advisory services under the Agreements.

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

2. Significant Accounting Policies

Basis of Presentation

The interim financial statements of the Series included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006. The Series follow the same accounting policies in the preparation of interim reports as set forth in the annual report. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operation and changes in owners’ capital for the interim periods presented and are not necessarily indicative of a full year’s results. Certain prior year numbers have been reclassified to conform to current year presentation with no impact to the Statements of Financial Condition, Statements of Operations or the Statements of Changes in Owners’ Capital.

The Series, through investing in subsidiary limited liability trading company or companies (“Trading Company”), place assets under management of certain Trading Advisors. The Trading Companies were organized by the Managing Owner for the purpose of investing in securities and derivative instruments, and have no operating income or expenses, except for trading income and expenses, all of which is allocated to the Series. Trading Companies in which a Series has a majority equity interest are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method and are carried in the statement of financial condition of such Series at fair value based on the interest of each Series in such Trading Company.

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

The Managing Owner may make judgments that can frequently require estimates about matters that are inherently uncertain. The Managing Owner provides a good faith estimate of the daily net asset value (“NAV”) for each Series based on such uncertain information. The Managing Owner’s good faith estimates of each Series’ NAV is published daily by the Trust and is used for subscriptions, redemptions and exchanges of all Trust Units, and such Unit transactions are final and not subject to subsequent adjustment unless the estimate of NAV varies from the actual NAV by more than one percent (1.0%) of the actual NAV as described within the Prospectus.

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

3. Investments in Unconsolidated Trading Companies

The following table summarizes the Balanced Series, Winton Series, Campbell/Graham Series, Dunn Series and Graham Series investments in unconsolidated trading companies as of March 31, 2007, and December 31, 2006. These investments represent cash and open trade equity invested in the trading companies by the Series and cumulative trading profits or losses allocated to the Series by the trading companies. Trading companies allocate trading profits or losses on the basis of the proportion of each Series’ capital allocated for trading to each respective trading company, including both cash and notional funds, which bears no relationship to the amount of cash invested by the Series in the trading company.

	As of March 31, 2007		As of December 31, 2006
Trading Company	Percentage of Net Assets	Fair Value	Percentage of Net Assets	Fair Value
Balanced Series -
Frontier Trading Company VII, LLC	0.40%	$1,212,650	0.02%	$78,056

Winton Series -
Frontier Trading Company II, LLC	10.55%	$867,253	54.93%	$355,763

Campbell/Graham Series
Frontier Trading Company VI, LLC	48.20%	$30,301,035	70.82%	$50,785,796

Dunn Series -
Frontier Trading Company IV, LLC	N/M (1)	($127,079)	N/M (1)	($120,051)

Graham Series -
Frontier Trading Company V, LLC	40.29%	$2,636,458	89.87%	$7,226,062

(1).	Not meaningful.

The following tables summarize the Balanced Series, Winton Series, Campbell/Graham Series, Dunn Series and Graham Series equity in earnings from trading companies for the three months ended March 31, 2007, and 2006.

	Three Months Ended March 31, 2007				Three Months Ended March 31, 2006
Trading Company	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)	Trading Commissions	Realized Loss	Change in Unrealized Gain (Loss)	Net Income (Loss)
Balanced Series –
Frontier Trading
Company III, LLC	—	—	—	—	—	$24,411	($2,122)	$22,289
Frontier Trading
Company VII, LLC	($64,326)	$312,936	($1,362,373)	($1,113,763)	—	—	—	—

	($64,326)	$312,936	($1,362,373)	($1,113,763)		$24,411	($2,122)	$22,289

Winton Series -
Frontier Trading
Company II, LLC	($8,763)	($405,642)	($176,939)	($591,344)	($16,141)	$657,431	($275,412)	$365,878

Campbell/Graham Series -
Frontier Trading
Company VI, LLC	($64,297)	($3,037,201)	($2,268,631)	($5,370,129)	($9,679)	($169,035)	$1,143,158	$964,444

Dunn Series -
Frontier Trading
Company IV, LLC	($313)	($15,314)	($9,953)	($25,580)	($611)	($20,500)	$19,161	($1,950)

Graham Series -
Frontier Trading
Company V, LLC	($14,904)	($311,330)	($313,477)	($639,711)	($16,411)	$22,074	$181,894	$187,557

The statements of financial condition as of March 31, 2007, and December 31, 2006, for the unconsolidated trading companies are as follows:

Statements of Financial Condition – March 31, 2007	Frontier Trading Company II, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
Cash held at futures commodities merchants	$5,023,659	$1,232,003	$8,563,075	$30,452,533
Open trade equity	1,127,512	9,868	413,364	1,477,383

Total Assets	$6,151,171	$1,241,871	$8,976,439	$31,929,916

Members’ equity	$6,151,171	$1,241,871	$8,976,439	$31,929,916

Statements of Financial Condition – December 31, 2006	Frontier Trading Company II, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
Cash held at futures commodities merchants	$8,005,590	$1,317,262	$7,017,995	$7,141,914
Open trade equity	205,126	749,610	673,194	1,981,825

Total Assets	$8,210,716	$2,066,872	$7,691,189	$9,123,739

Members’ equity	$8,210,716	$20,66,872	$7,691,189	$9,123,739

The statements of income for the three months ended March 31, 2007, for the unconsolidated trading companies are as follows:

Statements of Income – For the Three Months Ended March 31, 2007	Frontier Trading Company II, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
Interest income	$112,330	$18,907	$171,853	$220,337
Net realized gain (loss) on investments, less commissions	(2,391,621)	(757,685)	(2,598,985)	(2,302,521)
Change in open trade equity	(295,481)	(225,356)	(1,163,058)	(3,405,367)

Net income (loss)	($2,574,772)	($964,134)	($3,590,190)	($5,487,551)

Statements of Income – For the Three Months Ended March 31, 2006	Frontier Trading Company II, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
Interest income	$75,028	$20,951	$58,946	$84,923
Net realized gain (loss) on investments, less commissions	6,800,489	(624,317)	18,396	(543,359)
Change in open trade equity	(3,322,514)	561,726	576,009	3,203,833

Net income (loss)	$3,553,003	($41,640)	$653,351	$2,745,397

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

On March 29, 2007, the Managing Owner invested $30,000 in the Balanced Series, Class 2a, $100,000 in the Long Only Commodity Series, Class 2, $30,000 in the Long/Short Commodity Series, Class 2 and $410,000 in the Winton Series, Class 2. The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner.

On March 29, 2007, Richard E. Bornhoft, Chairman and Chief Investment Officer of the Managing Owner, exchanged $12,658 from the Dunn Series, Class 2 and $2,594 from the Graham Series, Class 2 for the same class of units in the Long Only Commodity Series. Mr. Bornhoft may make purchases or redemptions at any time on the same terms as any Limited Owner. No other principal of the Managing Owner or affiliates own any beneficial interest in the Trust but are allowed to do so.

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

The following table summarizes the Balanced Series advances to and reductions from other Series of the Trust as of March 31, 2007.

	Three Months Ending March 31, 2007
Name of Series	Amount of Investment January 1, 2007	Additions During Period	Reductions During Period	Amount of Investment March 31, 2007	Earnings in Investments in Inter-Series Receivables Net P/L for the Period	Amount of Dividends or Interest	Value March 31, 2007
Campbell/Graham Series	$26,972,529	$0	$26,646,729	$325,800	($325,800)	$0	$0

Currency Series	$10,697,187	$0	$200,000	$10,497,187	($236,560)	$0	$10,260,627

Graham Series	$12,012,370	$0	$12,088,510	($76,140)	$76,140	$0	$0

Long Only Commodity Series	$5,522,034	$25,000,000	$2,300,000	$28,222,034	$1,296,389	$0	$29,518,423

Managed Futures Index Series	$9,831,769	$0	$0	$9,831,769	($633,920)	$0	$9,197,849

				$48,800,650	$176,249	$0	$48,976,899

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

In addition, with respect to Class 1 of each Series, the Series pays monthly to the Managing Owner a service fee at an annualized rate of up to 3.0% (2% for the Long Only Commodity Series and Managed Futures Index Series), which the Managing Owner pays to selling agents of the Trust.

The following table summarizes fees incurred to the Managing Owner for the three months ended March 31, 2007

Series:	Management Fee	Trading (FCM) Fee	Incentive Fee	Service Fee
Balanced	$302,876	$321,101	$1,490,934	$1,725,781
Winton	14,961	3,738	—	19,692
Campbell/Graham	310,749	92,866	33,094	364,229
Currency	29,418	25,230	—	52,769
Dunn	—	309	—	864
Graham	73,055	14,272	—	40,078
Long Only Commodity	43,506	17,296	—	22,247
Long/Short Commodity	220,698	24,784	111,809	149,345
Managed Futures Index	51,082	12,634	—	2,594

The following table summarizes fees payable to the Managing Owner as of March 31, 2007

Series:	Management Fee	Trading (FCM) Fee	Incentive Fee	Service Fee
Balanced	$105,676	$111,038	$—	$272,274
Winton	8,278	2,073	—	1,635
Campbell/Graham	107,841	28,317	—	60,080
Currency	8,949	7,458	—	2,371
Dunn	—	—	—	249
Graham	15,851	3,170		7,802
Long Only Commodity	24,108	9,653	—	100
Long/Short Commodity	65,374	9,339	33,828	5,125
Managed Futures Index	16,395	4,099	—	121

With respect to the service fees, the initial service fee (for the first 12 months) relating to a sale of the Units is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale. Since the Managing Owner is prepaying the initial service fee for the first year and is being reimbursed therefore by the Series monthly in arrears based upon a corresponding percentage of net asset value, it bears the risk and the upside potential of any difference between the amount of the initial service fee prepaid and the amount of the reimbursement thereof as a result of variations in net asset value. For the three months ended March 31, 2007, due to variations in net asset values, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees was $2,701 for Balanced Series, $4,931 for Long Only Commodity Series and $264 for Managed Futures Index Series. For the three months ended March 31, 2007, amounts paid or owing the Managing Owner for excess of monthly service fees over prepaid initial service fees were $2,004 for Currency Series, $11 for Dunn Series, $1,164 fro Graham Series, $525 for Campbell/Graham Series, $18,178 for Long/Short Commodity Series and $4,836 for the Winton Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham Series, Currency Series, Dunn Series and Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. During the three months ended March 31, 2007, the Trust paid $1,645,555 of such interest income to the Managing Owner.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the net asset value of the Trust, for services in connection with the daily valuation of each Series and

Class. The amount paid under this agreement was $236,189 for the three months ended March 31, 2007. Additionally, The Bornhoft Group Corporation provides office space to the Managing Owner, prorates office expenses, and advances certain direct expenses on behalf of the Managing Owner. Under this agreement, the Managing Owner reimbursed The Bornhoft Group Corporation $57,478 for the three months ended March 31, 2007.

Solon Capital, LLC, an affiliate of the Trust, serves as wholesaler of the Trust by marketing to broker/dealer organizations. For these services, the Managing Owner paid Solon Capital, LLC, $708,567 for the three months ended March 31, 2007.

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

In the case of forward contracts traded on the interbank market and swaps, neither is traded on an exchange. The counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. The Managing Owner expects the Trading Advisors to trade only with those counterparties which it believes to be creditworthy. All positions of each Trading Company are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to any Trading Company. See Item 2, Management’s Discussion And Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Risk.

6. Subsequent Events

The Balanced Series withdrew $3,750,000 it had previously advanced to the Currency Series on April 11, 2007. The Balanced Series is subject to the same allocations of income and fees as the Limited Owners of the investee Series. As a result of fees charged by the investee Series, fees are not charged by the Balanced Series on the capital allocated to Series to Series investments, and the Managing Owner monitors such allocations so that aggregate fees of the investee Series on the Balanced Series investments do not exceed the allowable fees of the Balanced Series as provided in the Trust’s prospectus.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and tables should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our 2006 Annual Report on Form 10-K for the year ended December 31, 2006.

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

As of March 31, 2007, the Trust had nine separate and distinct Series of Units issued and outstanding: Balanced Series, Winton Series, Campbell/Graham Series, Currency Series, Dunn Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series. Each Series of Units, except for the Balanced Series have two separate sub-classes issued and outstanding—Class 1 and Class 2. The Balanced Series has four separate sub-classes of Units issued and outstanding—Class 1, Class 1a, Class 2 and Class 2a. The Trust, with respect to each Series:

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

The Continuous Offering Period of the Dunn Series was terminated by the Managing Owner in February 2006.

Effective as of April 13, 2006, (i) the Advisory Agreement dated as of March 1, 2004, by and among the Trust, Frontier Trading Company II LLC (the “Trading Company II”), the “Managing Owner and Beach Capital Management Limited (“Beach”), which set forth the terms and conditions upon which Beach would render and implement trading advisory services on behalf of the Trading Company II and the Trust with respect to the Beach Series of the Trust and (ii) the Advisory Agreement dated as of March 1, 2004, by and among the Trust, Frontier Trading Company I LLC (the “Trading Company I”), the Managing Owner and Beach, which set forth the terms and conditions upon which Beach would render and implement trading advisory services on behalf of the Trading Company I and the Trust with respect to the assets of the Balanced Series of the Trust allocated to Beach (collectively, the “Agreements”) were terminated. The Agreements were terminated because Beach informed the Managing Owner that Beach had ceased trading pursuant to its Discretionary Program, which was the trading program Beach utilized in providing the trading advisory services under the Agreements.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the futures commodity merchants in accordance with CFTC segregation requirements. At March 31, 2007, cash deposited at the clearing brokers was $53,550,187 for the Balanced Series, $8,563,075 for the Campbell/Graham Series, $2,414,780 for the Currency Series, $2,841,426 for the Long/Short Commodity Series, $4,785,663 for the Long Only Commodity Series and $1,344,756 for the Managed Futures Index Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each week. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress of the U.S. or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham Series, Currency Series, Dunn

Series and Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 20% of the Trust’s assets are expected to be committed as required margin for futures contracts and forward and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets may be held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short term investments, such as money market funds, certificates of deposit (under nine months) and time deposits and held by the futures commodity merchants, the over-the-counter counterparties and by U.S. Federally chartered banks. As of March 31, 2007, such cash equivalents and short term investments included time deposits at Merrill Lynch Bank USA, and money market funds held at Merrill Lynch Investment Managers. Including cash held at US Bank, total cash and cash equivalents and short term investments held at these institutions were $193,784,781 for the Balanced Series, $8,428,134 for the Winton Series, $23,788,859 for the Campbell/Graham Series, $15,576,591 for the Currency Series, $431,725 for the Dunn Series, $4,375,376 for the Graham Series, $31,265,632 for the Long Only Commodity Series, $20,889,912 for the Long/Short Commodity Series and $8,425,225 for the Managed Futures Index Series.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Market Conditions for Three Months Ended March 31, 2007

January 2007

Interest Rates

U.S. interest rate futures continued to slide in January and reached five-month lows by the end of the month. Strong economic data roiled the markets, extending a bearish move that began early in December. Although European interest rate futures also fell, data hinted at weaker-than-expected economic conditions and the possibility that the European Central Bank may act later rather than sooner in any additional rate increases. The result was that European futures at the short end of the curve declined more slowly than their American counterparts.

Currencies

The U.S. Dollar started the month strongly, but then fell into a narrow trading range for the remainder of January. The British Pound gained 0.3%, the Japanese Yen was down 1.3%, and the Euro decreased 1.3% against the U.S. Dollar. The Canadian Dollar fell by 1.0% against the U.S. Dollar and gained 0.3% against the Euro.

Stock Indices

Stock markets continued the upward trend that began last June. The S&P 500 finished the month up 1.4% and the NASDAQ Composite was higher by 2%. The blue-chip Dow Jones Industrial Index continued to set new all-time highs during January, culminating with an intraday high of 12,657.0 and finishing the month up 1.3% at 12,621.7. In Europe, futures on the German DAX finished the month up just over 3% while French CAC-40 futures were up 0.6%. Japanese Nikkei 225 futures finished the month higher by nearly 1%.

Energy

The petroleum markets went into a tailspin the first half of the month and finished lower despite a sharp recovery in the second half of January. After being down nearly 18% in the middle of the month, crude oil finished the month lower by 6.8% at $58.14. Heating oil was little changed, but gasoline blendstock lost 6.5%. Colder weather swept though much of the U.S., driving natural gas futures higher by 17.9%.

Metals

After a three-day rout to begin the month, April gold recovered and finished January at $657.90/oz, up 2.1%. March silver behaved similarly, up 4.9% by the end of the month. March copper fell by 7.7% in the first trading session before spending the rest of the month in a trading range, finishing lower by 9.6%.

Commodities

A bullish government report drove corn to lock limit up on the Friday before the long Martin Luther King weekend, but that was nearly all the bulls could muster and the market meandered downward for the rest of the month to finish with a gain of only 3.5%. Wheat was unaffected and finished the month down 6.7%. Sugar broke out of a three-month trading range and began another leg down, finishing the month lower by 9.8%.

February 2007

Interest Rates

Longer-term U.S. interest rate futures reversed course and moved haltingly upward through most of February. Everything changed on February 27th, as a sharp world-wide stock market decline drove futures strongly higher. A flight-to-quality and fears of an oncoming U.S. recession on that day combined to create an explosive move upward in shorter-term rate futures, further inverting the U.S. yield curve. Although European interest rate futures spent most of the month in a trading range, the events of the 27th affected markets around the world, including Europe, and futures of all maturities moved up in concert with the American markets.

Currencies

The U.S. Dollar moved steadily downward against most major currencies in February, with the sole exception being the British Pound, which was only slightly lower. The Japanese Yen was up 1.8% and the Euro increased 1.5% against the U.S. Dollar. The Canadian Dollar climbed 0.6% against the U.S Dollar and fell 0.9% against the Euro.

Stock Indices

The big story of the month was the world-wide stock sell-off on February 27th. After what appeared to be another up month in most of the global stock markets, the Chinese market sold off sharply amongst fears the government would move to curb rampant speculation. The near-panic selling continued in the European markets and then crossed the pond to the U.S. markets, with the Dow Jones Industrial Average finishing the day down 3.3% and the month off by 2.8%. The S&P 500 finished the month down 2.2% and the NASDAQ Composite was lower by 1.9%. In Europe, futures on the German DAX fell more than 5% on the 27th and finished the month down 1.8% while French CAC-40 futures were down 2.1%. Japanese Nikkei 225 futures finished the month higher by 0.4%.

Energy

With the exception of gasoline, the energy markets were relatively quiet in February, with crude oil finishing the month higher by 5% at $61.79/bbl. Heating oil was up 5.6%, but natural gas fell by 4.6%. Gasoline blendstock gained 10.7% with a powerful late-month upward thrust.

Metals

After moving upward throughout the month, April gold fell along with inflation expectations on February 27th and finished February at $672.50/oz, up 2.2%. May silver behaved similarly, up 3.9% by the end of the month. May copper reversed its three-month long downtrend, gaining 5.7% during February.

Commodities

Soybeans led the grains complex with a mid-month rise of nearly 10%, but then fell back to finish the month up 7.2%. Orange juice shook off the sharp drop of the month before and climbed steadily to a positive 9.1% performance.

March 2007

Interest Rates

While short-term U.S. interest rate futures remained range-bound and volatile throughout the month, the longer-term contracts reversed course and headed downward in March. European rate futures fell precipitously in the second half of the month, signaling an expectation of higher rates to come.

Currencies

The U.S. Dollar continued to fall in March, finishing down 0.8% as measured by the U.S. Dollar Index (a benchmark that measures the dollar’s value against a basket of foreign currencies). The Japanese Yen was up 0.6% and the Euro increased nearly 1% against the U.S. Dollar. The Canadian Dollar climbed 1.4% against the U.S. Dollar and 0.4% against the Euro.

Stock Indices

After testing the March 5th lows in the middle of the month, most of the world’s stock markets took off to the upside and recovered a significant portion of the heavy losses that were incurred in late February and early March. The S&P 500 finished the month up 1% and the NASDAQ Composite was higher by 0.2%. European markets were particularly strong, with futures on the German DAX finishing 2.7% while French CAC-40 futures climbed 2.1%. The Japanese Nikkei 225 finished the month slightly down.

Energy

After a lackluster first half of March, the energy complex rallied strongly on fears of increased Middle East instability when Iran took prisoner fifteen British sailors and Marines. Crude oil finished the month higher by 4.5% at $65.87/bbl. Heating oil was up 5.7% and gasoline blendstock continued an upward trend, gaining 9.0% by the end of March. While remaining range-bound, natural gas also went up, finishing the month higher by 4.4%.

Metals

June gold took a pounding along with stocks in the first few trading sessions of the month, but then recovered to finish down 1.4% at $669/oz. May silver fell even harder, down more than 10% early in the month and finishing March lower by 5.5%. Copper continued to streak upward, with the May contract up 14.3% at the end of the month.

Commodities

After moving steadily lower through the month, corn was hit hard and locked limit down in the last trading session of March to finish down 14%. Wheat moved down in sympathy, but soybeans remained range-bound and finished the month off 3.3%. In response to the housing slowdown in the U.S., lumber continued trending downward, losing 8% by the end of the month.

Balanced Series

2007

The Balanced Series – Class 1 Net Asset Value lost 6.3% for the three months ended March 31, 2007, net of fees and expenses; the Balanced Series – Class 1a Net Asset Value lost 6.4% for the three months ended March 31, 2007, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value lost 5.6% for the three months ended March 31, 2007, net of fees and expenses; the Balanced Series – Class 2a Net Asset Value lost 5.7% for the three months ended March 31, 2007, net of fees and expenses.

For the three months ended March 31, 2007, the Balanced Series recorded net loss on investments of $21,852,053, net interest of $1,721,854, and total expenses of $3,840,692, resulting in a net decrease in Owners’ capital from operations of $17,983,838 after minority interests of $5,987,053. The Net Asset Value per Unit, Class 1, decreased from $106.66 at December 31, 2006, to $99.93 at March 31, 2007. For Class 1a, the Net Asset Value per Unit decreased from $95.97 at December 31, 2006, to $89.85 at March 31, 2007. The Net Asset Value per Unit, Class 2, decreased from $114.24 at December 31, 2006, to $107.84 at March 31, 2007. For Class 2a, the Net Asset Value per Unit decreased from $97.88 at December 31, 2006, to $92.26 at March 31, 2007. Total Class 1 subscriptions and redemptions for the three months were $18,470,547 and $7,863,599, respectively. Total Class 1a subscriptions and redemptions for the three month period were $1,198,422 and $347,304, respectively. Total Class 2 subscriptions and redemptions for the three months were $4,076,749 and $1,436,719, respectively. Total Class 2a subscriptions and redemptions for the three month period were $463,000 and $0, respectively. Ending capital at March 31, 2007, was $220,458,981 for Class 1, $4,752,263 for Class 1a, $48,301,155 for Class 2 and $1,101,831 for Class 2a. At December 31, 2006, ending capital was $224,559,900 for Class 1, $4,203,865 for Class 1a, $48,581,401 for Class 2 and $661,806 for Class 2a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2007, for additional information.

Sector Attribution for the Balanced Series

2006

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

Strong January and March performances outweighed February losses to give investors a positive first quarter of 2006. Metals continued to be the most profitable sector, followed by interest rates and stock indices. Copper continued to extend the uptrend that began November 2001, while the gold market took a breather and traded in a range of approximately $540 to $580 during the quarter. Worldwide bond prices continued to slide, and European and Japanese equity markets rallied, giving traders plenty of opportunity to profit.

Winton Series (Formerly the Beach Series)

2007

The Winton Series – Class 1 Net Asset Value lost 9.7% for the three months ended March 31, 2007, net of fees and expenses; the Winton Series – Class 2 Net Asset Value lost 9.1% for the three months ended March 31, 2007, net of fees and expenses.

For the three months ended March 31, 2007, the Winton Series recorded net loss on investments of $591,344, net interest of $24,323, and total expenses of $37,381, resulting in a net decrease in Owners’ capital from operations of $604,402. The Net Asset Value per Unit, Class 1, decreased from $105.65 at December 31, 2006, to $95.37 as of March 31, 2007. The Net Asset Value per Unit, Class 2, decreased from $106.81 at December 31, 2006, to $97.14 as of March 31, 2007. Total Class 1 subscriptions for the three months were $6,597,846 and redemptions were $6,000. Total Class 2 subscriptions and redemptions for the three month period were $1,628,036, and $43,326, respectively. Ending capital at March 31, 2007, was $6,436,414 for Class 1 and $1,783,385 for Class 2. Ending capital at December 31, 2006, was $356,924 for Class 1 and $290,721 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2007, for additional information.

Sector Attribution for the Winton Series

2006

On March 31, 2006, Beach Capital Management Ltd. (“Beach”) ceased trading its Discretionary Program, which was the trading program used by the Beach Series. David Beach made a decision to engage in other pursuits. Therefore, Beach is no longer engaged in trading for the Beach Series. The Beach Series was renamed the Winton Series in May 2006.

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

January saw a positive start for the Beach Series. The upward trends in both the precious and base metals continued from the last quarter and the portfolio was well positioned to take advantage of these moves; making metals the best performing sector of the month. Currencies remain difficult to trade and after ending 2005, with a 12.6% rise, the U.S. Dollar index declined sharply in January. Market participants remained highly sensitive to relative economic data and the prospects for shifts in interest rate differentials, central bank policy and leadership changes and global political developments. Global equity markets continued to perform well with North American stock indices amongst the strongest performers. Energy had a mixed month with crude oil moving higher but natural gas fell sharply on the month. Sugar climbed to a 25 year high in January as Brazil, the world’s largest producer of cane sugar, diverted roughly 50% of cane to the production of ethanol on the back of high energy prices.

Some of the trends consolidated in February. While in Europe the stock indices continued to perform well, Japan was a slightly different story with the Topix and Nikkei indices falling nearly 3% on the month. The U.S. markets also ended the month in negative territory. The interest rate sector had a positive month as global interest rates continued to rise in February. The largest percentage yield increase took place in Japan where 2-year Japanese Government Bond’s went from 0.3% to 0.475% on the back of the Cabinet Office upgrading its economic assessment, characterizing the recovery as under way and broadening. The U.S. Dollar performed well, erasing most of its January decline. The Japanese Yen was the only major currency to appreciate versus the U.S. Dollar. A combination of warmer than normal temperatures and a continued restoration of hurricane damaged refining and distribution capacity saw a fall in energy prices. Both base, with the exception of zinc, and precious metals fell in February, giving back some of the gains of last month. Sugar, one of the best performing commodities this year, also gave back some of its recent gains.

Campbell Graham Series

2007

The Campbell/Graham Series – Class 1 Net Asset Value lost 9.4% for the three months ended March 31, 2007, net of fees and expenses; the Campbell/Graham Series – Class 2 Net Asset Value lost 8.7% for the three months ended March 31, 2007, net of fees and expenses.

For the three months ended March 31, 2007, the Campbell/Graham Series recorded net loss on investments of $5,684,040, net interest of $437,970, and total expenses of $800,938, resulting in a net decrease in Owners’ capital from operations of $5,407,297 after minority interests of $639,711. The Net Asset Value per Unit, Class 1, decreased from $96.27 at December 31, 2006, to $87.26 as of March 31, 2007. The Net Asset Value per Unit, Class 2, decreased from $101.86 at December 31, 2006, to $93.02 as of March 31, 2007. Total Class 1 subscriptions for the three months ended March 31, 2007, were $4,348,954 and redemptions were $1,355,482. Total Class 2 subscriptions and redemptions for the three months ended March 31, 2007, were $316,813, and $213,058, respectively. Ending capital at December 31, 2006, was $48,843,314 for Class 1 and $7,350,167 for Class 2.

The Campbell/Graham Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2007, for additional information.

Sector Attribution for the Campbell/Graham Series

2006

The Campbell/Graham Series – Class 1 Net Asset Value gained 2.8% for the three months ended March 31, 2006, net of fees and expenses; the Campbell/Graham Series – Class 2 Net Asset Value gained 3.5% for the three months ended March 31, 2006, net of fees and expenses.

For the three months ended March 31, 2006, the Campbell/Graham Series recorded net gain on investments of $1,558,848, net interest of $152,870, and total expenses of $577,662, resulting in a net increase in Owners’ capital from operations of $940,199 after minority interests of $193,857. The Net Asset Value per Unit, Class 1, increased from $94.30 at December 31, 2005, to $96.90 as of March 31, 2006. The Net Asset Value per Unit, Class 2, increased from $96.83 at December 31, 2005, to $100.23 as of March 31, 2006. Total Class 1 subscriptions for the three months ended March 31, 2006, were $9,315,996, and redemptions were $286,238. Total Class 2 subscriptions and redemptions for the three months ended March 31, 2006, were $982,789, and $52,771, respectively. Ending capital at December 31, 2005, was $21,561,490 for Class 1 and $2,846,556 for Class 2.

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

Performance was negative in February, although returns remained slightly positive overall for 2006. Prices for crude oil and natural gas fell sharply in February as inventory build-ups weighed on the market in the midst of one of the mildest winters on record in the northeastern U.S. concern over geopolitical tensions also eased somewhat. While this brought welcome relief at the gas pumps, the trend reversal caused energy sector performance to suffer. Ben Bernanke’s first official appearances as Chairman of the U.S. Federal Reserve (the “Fed”) and the reintroduction of the U.S. 30 year bond were digested by the bond markets, as interest rate sector performance was slightly positive. February was a volatile month for U.S. equities, but European stocks enjoyed another strong month, and contributed solid gains to the portfolio. February’s returns highlighted the downside of trading in energy, which is one of the most volatile market sectors.

Strong performance from several sectors contributed to a strong March and a solid finish to the first quarter. The biggest gains in March were in the interest rate sector, as U.S. and European fixed income instruments had their worst quarter in several years, which benefited short futures positions. Energy prices rebounded profitably from February’s sell-off on renewed production and supply concerns, but this was not enough to restrain equity prices, and the equity indices sector also finished higher. Many of the base and precious metals again made new highs, and contributed positively to our returns.

Currency Series

2007

The Currency Series – Class 1 Net Asset Value lost 3.0% for the three months ended March 31, 2007, net of fees and expenses; the Currency Series – Class 2 Net Asset Value lost 2.3% for the three months ended March 31, 2007, net of fees and expenses.

For the three months ended March 31, 2007, the Currency Series recorded net loss on investments of $245,566, net interest of $126,578, and total expenses of $105,717, resulting in a net decrease in Owners’ capital from operations of $224,705. The Net Asset Value per Unit, Class 1, decreased from $101.16 at December 31, 2006, to $98.14 as of March 31, 2007. The Net Asset Value per Unit, Class 2, decreased from $108.23 at December 31, 2006, to $105.79 as of March 31, 2007. Total Class 1 subscriptions and redemptions for the three months ending March 31, 2007, were $500,047, and $64,052, respectively. Total Class 2 subscriptions and redemptions for the three months ending March 31, 2007, were $36,500 and $15,981, respectively. Ending capital at March 31, 2007, was $7,114,985 for Class 1 and $503,451 for Class 2. Ending capital at December 31, 2006, was $6,891,891 for Class 1 and $494,736 for Class 2.

The Currency Series may have both long and short exposure to the Currencies sector only. See comments above under Market Conditions for Three Months Ended March 31, 2007, for additional information.

Because all returns are from the Currencies sector, there are no Sector Attribution charts for the Currency Series.

2006

The Currency Series – Class 1 Net Asset Value gained 0.6% for the three months ended March 31, 2006, net of fees and expenses; the C-View Currency Series – Class 2 Net Asset Value gained 1.3% for the three months ended March 31, 2006, net of fees and expenses.

For the three months ended March 31, 2006, the Currency Series recorded net gain on investments of $71,315, net interest of $43,423, and total expenses of $54,921, resulting in a net increase in Owners’ capital from operations of $37,528, after minority interests of ($22,289). The Net Asset Value per Unit, Class 1, increased from $97.66 at

December 31, 2005, to $98.23 as of March 31, 2006. The Net Asset Value per Unit, Class 2, increased from $101.42 at December 31, 2005, to $102.77 as of March 31, 2006. Total Class 1 subscriptions and redemptions for the three months ending March 31, 2006, were $2,867,033, and $0, respectively. Total Class 2 subscriptions and redemptions for the three months ending March 31, 2006, were $28,000 and $1,000,000, respectively. Ending capital at March 31, 2006, was $3,153,712 for Class 1 and $1,121,525 for Class 2. Ending capital at December 31, 2005, was $276,762 for Class 1 and $2,065,914 for Class 2.

The New Year saw a resurgence of old themes as the market moved once more in the direction of yield hunting, and interest rate differentials continued to dominate even short term trading within the foreign exchange markets. Traders remained preoccupied with the path of the Fed’s interest rate policy with the dollar experiencing a sizeable drop in the first few days of the year as the Fed minutes from December suggested that they were closer to the end of the tightening cycle. The U.S. unit weakened further towards the middle of the month to a four month low against the Euro on the further belief that the European Central Bank would tighten to combat inflationary pressures. Overall the signals from U.S. economic output remained mixed, and the surprising strength shown in fourth quarter of new home sales reversed the U.S. Dollar fortunes by prompting a strong dollar rally. Asian currencies continued to display resilience and gave up little ground despite U.S. Dollar strength elsewhere, and the Brazilian Real continued to attract buying interest as the appetite for yield continued.

Reversing its January weakness, the U.S. Dollar showed strength in the first half of February and held onto its gains, with the dollar index finishing the month up nearly 1.3%. The Euro was down approximately 2% against the U.S. Dollar, while the British pound fell by 1.4% and the Swiss Franc lost 2.6% during the month. The Japanese Yen rallied against the U.S. Dollar, gaining 1.2%. The Canadian Dollar gained nearly 2.2% against the Euro but lost 1% against the Yen.

Currency trading was more difficult in March, with the U.S. Dollar characterized by high volatility and little directional movement throughout the month. The Euro was up 1.7% during the month, the British Pound fell by 0.9%, and the Swiss Franc gained 0.6% against the U.S. Dollar. The Japanese Yen lost 1.7% against the U.S. Dollar in a volatile, range-bound month. The Canadian Dollar had a more difficult time of it, losing 2.7% against the U.S. Dollar and 4.3% against the Euro.

Dunn Series

2007

The Dunn Series – Class 1 Net Asset Value lost 18.8% for the three months ended March 31, 2007, net of fees and expenses; the Dunn Series – Class 2 Net Asset Value lost 18.2% for the three months ended March 31, 2007, net of fees and expenses.

For the three months ended March 31, 2007, the Dunn Series recorded net loss on investments of $25,580, net interest of $820, and total expenses of $1,173, resulting in a net decrease in Owners’ capital from operations of $25,933. The Net Asset Value per Unit, Class 1, decreased from $76.91 at December 31, 2006, to $62.44 as of March 31, 2007. The Net Asset Value per Unit, Class 2, decreased from $82.27 at December 31, 2006, to $67.30 as of March 31, 2007. There were no Class 1 subscriptions for the three months. Total Class 1 redemptions were $11,825 for the three month period. There were no Class 2 subscriptions for the three month period ending March 31, 2007. Class 2 redemptions were $21,124 for the three month period. Ending Capital at March 31, 2007, was $88,827 for Class 1 and $4,225 for Class 2. Ending capital at December 31, 2006, was $123,164 for Class 1 and $28,770 for Class 2.

The Dunn Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2007, for additional information.

Sector Attribution for the Dunn Series

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

Dunn Series performance was negative in January. The strength in global bond markets subsided in January as economic strength and a resurgence in energy prices dampened demand for fixed income investments. Concern about instability in Nigeria and the escalation of nuclear tension in Iran drove energy prices higher in January. The Fed raised its Fed Funds rate to 4.5% at Chairman Alan Greenspan’s last Fed meeting. Subtle changes in its accompanying statement after the rate hike suggest that the Fed may not be finished raising rates, but will likely be reactive going forward.

Dunn Series performance was negative again in February. Global fixed income prices continued to move lower during February benefiting predominately short fixed income positions. Several Fed Governors cited continued strength in the U.S. economy, suggesting that the Fed will continue its tightening bias, with the goal of preemptively suppressing even the intimation of inflation. Short U.S Dollar positions suffered from expectations that still higher U.S. interest rates would strengthen the U.S. Dollar against most currencies.

Excellent performance in the interest rate sector in March led Dunn Series gains in March, as Central Bank interest rate increases were the driving force for fixed income markets. The European Central Bank, Bank of Canada, Swiss National Bank, Norges Bank (Norway) and the Fed all raised their respective overnight rates 25 basis points in March. Also, the Bank of Japan (BOJ) officially ended its quantitative easing program which has been in place since March of 2001. Since that time, the BOJ has altered its basic monetary approach by targeting the base of money supply instead of short term interest rates. Although this does not necessarily imply there will be higher interest rates in Japan, it removes a significant obstacle in the path toward them.

Graham Series

2007

The Graham Series – Class 1 Net Asset Value lost 10.6% for the three months ended March 31, 2007, net of fees and expenses; the Graham Series – Class 2 Net Asset Value lost 9.9% for the three months ended March 31, 2007, net of fees and expenses.

For the three months ended March 31, 2007, the Graham Series recorded net loss on investments of $715,851, net interest of $65,381, and total expenses of $127,405, resulting in a net decrease in Owners’ capital from operations of $777,875. The Net Asset Value per Unit, Class 1, decreased from $84.70 at December 31, 2006, to $75.73 as of March 31, 2007. The Net Asset Value per Unit, Class 2, decreased from $90.25 at December 31, 2006, to $81.29 as of March 31, 2007. Total Class 1 subscriptions and redemptions for the three months were $97,572 and $768,017, respectively. There were no Class 2 subscriptions for the three months ended March 31, 2007. Class 2 redemptions were $49,291 for the three month period. Ending capital at March 31, 2007, was $4,743,880 for Class 1 and $1,799,341 for Class 2. Ending capital at December 31, 2006, was $5,991,337 for Class 1 and $2,049,495 for Class 2.

The Graham Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2007, for additional information.

Sector Attribution for the Graham Series

2006

The Graham Series – Class 1 Net Asset Value gained 1.4% for the three months ended March 31, 2006, net of fees and expenses; the Graham Series – Class 2 Net Asset Value gained 2.1% for the three months ended March 31, 2006, net of fees and expenses.

For the three months ended March 31, 2006, the Graham Series recorded net gain on investments of $187,557, net interest of $39,720, and total expenses of $98,097, resulting in a net increase in Owners’ capital from operations of $129,180. The Net Asset Value per Unit, Class 1, increased from $82.90 at December 31, 2005, to $84.05 as of March 31, 2006. The Net Asset Value per Unit, Class 2, increased from $85.73 at December 31, 2005, to $87.56 as of March 31, 2006. Total Class 1 subscriptions and redemptions for the three months were $697,281 and $220,923, respectively. Total Class 2 subscriptions and redemptions for the three months were $25,000 and $38,182, respectively. Ending capital at March 31, 2006, was $6,210,174 for Class 1 and $1,796,866 for Class 2. Ending capital at December 31, 2005, was $5,642,080 for Class 1 and $1,772,604 for Class 2.

2006 began on a positive note, as the Graham Series recorded gains during the month of January. The U.S. Dollar experienced significant volatility during the month and moved sharply lower versus the major European currencies. The U.S. Dollar fell to a 4-month low versus the Euro amid continuing speculation concerning the direction of interest rates in the U.S. The global bond markets also experienced short-term price volatility, as global bond prices declined sharply amid ongoing inflationary concerns. The decline in prices led to rising yields, as the German Bund and U.S. 10-Year Treasury note yields advanced 15 basis points and 12 basis points, respectively, during the month. Global equity prices continued to rally, as European and Japanese equity indices continued to trend higher despite significant mid-month price volatility resulting from a broad sell-off in Japan, a flurry of weak earnings reports, and higher energy prices. Commodities prices, particularly those in the energy and metals sectors, continued to rally amid lingering supply concerns linked to severe weather disruptions, labor unrest, and renewed inflationary fears. Most notably, copper and zinc posted record highs, gold rallied to a 25-year high, and coffee and sugar prices rose 10% and 23%, respectively.

In February, global bond markets experienced short-term volatility as prices were marginally lower amid ongoing speculation concerning global interest rates. The modest decline in prices led to higher yields, as the Japanese 10-Year Government bond and U.S. 10-Year Treasury note yield advanced 7 basis points and 5 basis points, respectively, during the month. European equity indices continued to rally following the release of better-than-expected earnings reports, while Japanese equity indices generally declined amid speculation that the BOJ may soon shift away from a long standing policy of extreme accommodation. Major equity indices in the U.S. were mixed as questions remain concerning the direction of U.S. interest rates. The U.S. Dollar experienced significant volatility during the month amid continuing uncertainty with respect to U.S. interest rates. Ultimately, the U.S. Dollar rebounded from last month’s 4-month low to finish February at a 7-week high versus the euro. Energy prices declined sharply amid unseasonably warm weather in the U.S. and reports of ample inventories for the remainder of the winter season. Metals prices experienced significant volatility amid concerns that the bullish trends experienced in January may ultimately translate to increased supplies.

The first quarter of 2006 was positive for the Graham Series as strong gains in the interest rate sector led to a profitable March. Major global bond markets finished the month significantly lower amid ongoing speculation concerning higher global interest rates following the 15th consecutive rate increase by the U.S. Federal Open Market Committee (“FOMC”). The decline in global bond prices resulted in higher yields throughout Europe, Japan and the U.S. Major global equity indices in the U.S. and Europe finished the month higher as equity prices rallied following the release of positive economic data in the U.S. In Japan, the Nikkei index surged more than 5% amid renewed optimism concerning the pace of Japanese economic growth. The U.S. Dollar experienced significant volatility and moved in a trading range versus major global currencies amid lingering concerns regarding higher global interest rates. The U.S. Dollar finished the month gaining 1% to 2% versus the Japanese Yen and the British Sterling, while declining versus the Euro and the Swiss Franc. Energy prices finished the month higher amid weather-related concerns, declining inventories and continuing geopolitical unrest in the Middle East. Precious metals prices generally rallied as the price of gold approached $600 an ounce. Base metals also continued to rally as the price of zinc and copper again posted record highs, rising 13% and 11.5%, respectively.

Long Only Commodity Series

2007

The Long Only Commodity Series – Class 1 Net Asset Value gained 3.6% for the three months ended March 31, 2007, net of fees and expenses; the Long Only Commodity Series – Class 2 Net Asset Value gained 4.1% for the three months ended March 31, 2007, net of fees and expenses.

For the three months ended March 31, 2007, the Long Only Commodity Series recorded net gain on investments of $134,462, net interest of $131,455, and total expenses of $83,049, resulting in a net increase in Owners’ capital from operations of $182,868. The Net Asset Value per Unit, Class 1, increased from $95.45 at December 31, 2006 to $98.87 as of March 31, 2007. The Net Asset Value per Unit, Class 2, increased from $97.13 at December 31, 2006, to $101.11 as of March 31, 2007. Total Class 1 subscriptions and redemptions for the three months were $486,168 and $330,626, respectively. Total Class 2 subscriptions and redemptions for the three months were $121,253 and $13,225, respectively. Ending capital at March 31, 2007, was $4,655,030 for Class 1 and $228,273 for Class 2. Ending capital at December 31, 2006, was $4,321,464 for Class 1 and $115,401 for Class 2.

The Long Only Commodity Series may have long-only exposure in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2007, for additional information.

The Long Only Commodity Series invests approximately equally in the Jefferies Commodity Performance Index and the Reuters/Jefferies CRB Index. There are no Sector Attribution charts for the Long Only Commodity Series.

2006

The Long Only Commodity Series commenced operations on February 24, 2006. The Long Only Commodity Series – Class 1 Net Asset Value gained 3.8% from the start of operations through March 31, 2006, net of fees and expenses; the Long Only Commodity Series – Class 2 Net Asset Value gained 4.1% from the start of operations through March 31, 2006, net of fees and expenses.

For the three months ended March 31, 2006, the Long Only Commodity Series recorded net loss on investments of $8,762, net interest of $16,356, and total expenses of $7,304, resulting in a net increase in Owners’ capital from operations of $290. The Net Asset Value per Unit, Class 1, increased from $100.00 at the beginning of operations to $103.82 as of March 31, 2006. The Net Asset Value per Unit, Class 2, increased from $100.00 at the beginning of operations to $104.08 as of March 31, 2006. Total Class 1 subscriptions and redemptions for the three months were $114,439 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months were $51,000 and $0, respectively. Ending capital at March 31, 2006, was $114,688 for Class 1 and $51,041 for Class 2.

Both the Jefferies RJ-CRB and JCPI indices were up strongly in March, leading to a positive month and first quarter for the Long-Only Series.

Long/Short Commodity Series

2007

The Long/Short Commodity Series – Class 1 Net Asset Value gained 0.6% for the three months ended March 31, 2007, net of fees and expenses; the Long/Short Commodity Series – Class 2 Net Asset Value gained 1.4% for the three months ended March 31, 2007, net of fees and expenses.

For the three months ended March 31, 2007, the Long/Short Commodity Series recorded net loss on investments of $645,884, net interest of $212,997, and total expenses of $506,636, resulting in a net increase in Owners’ capital from operations of $174,240 after minority interests of $1,113,763. The Net Asset Value per Unit, Class 1, increased from $100.42 at December 31, 2006, to $101.03 as of March 31, 2007. The Net Asset Value per Unit, Class 2, increased from $102.93 at December 31, 2006, to $104.33 as of March 31, 2007. Total Class 1 subscriptions and redemptions for the three months were $3,774,775 and $678,841, respectively. Total Class 2 subscriptions and redemptions for the three months were $89,700 and $43,213, respectively. Ending capital at March 31, 2007, was $22,712,398 for Class 1 and $2,780,340 for Class 2. Ending capital at December 31, 2006, was $19,478,595 for Class 1 and $2,697,482 for Class 2.

The Long/Short Commodity Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2007, for additional information.

Sector Attribution for the Long/Short Commodity Series

2006

The Long/Short Commodity Series commenced operations on February 24, 2006. The Long/Short Commodity Series – Class 1 Net Asset Value gained 0.9% from the start of operations through March 31, 2006, net of fees and expenses; the Long/Short Commodity Series – Class 2 Net Asset Value gained 1.2% from the start of operations through March 31, 2006, net of fees and expenses.

For the three months ended March 31, 2006, the Long/Short Commodity Series recorded net gain on investments of $38,394, net interest of $26,350, and total expenses of $56,997, resulting in a net increase in Owners’ capital from operations of $7,747. The Net Asset Value per Unit, Class 1, increased from $100.00 at the beginning of operations to $100.94 as of March 31, 2006. The Net Asset Value per Unit, Class 2, increased from $100.00 at the beginning of operations to $101.20 as of March 31, 2006. Total Class 1 subscriptions and redemptions for the three months were $824,796 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months were $66,000 and $0, respectively. Ending capital at March 31, 2006, was $832,215 for Class 1 and $66,328 for Class 2.

The energy and commodities sectors led the way in March as the Long-Short Commodity Series got off to a strong start.

Managed Futures Index Series

2007

The Managed Futures Index Series – Class 1 Net Asset Value lost 6.9% for the three months ended March 31, 2007, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value lost 6.5% for the three months ended March 31, 2007, net of fees and expenses.

For the three months ended September 30, 2006, the Managed Futures Index Series recorded a net loss on investments of $69,408, net interest of $95,406, and total expenses of $66,310, resulting in a net decrease in Owners’ capital from operations of $40,312. The Net Asset Value per Unit, Class 1, decreased from $96.75 at December 31, 2006, to $90.06 as of March 31, 2007. The Net Asset Value per Unit, Class 2, decreased from $98.43 at December 31, 2006, to $92.08 as of March 31, 2007. Total Class 1 subscriptions and redemptions for the three months were $150,788 and $63,312, respectively. There were no Class 2 subscriptions or redemptions for the three months ended March 31, 2007. Ending capital at March 31, 2007, was $550,629 for Class 1 and $49,264 for Class 2. Ending capital at December 31, 2006, was $500,070 for Class 1 and $52,659 for Class 2.

The Managed Futures Index Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2007, for additional information.

Sector Attribution for the Managed Futures Index Series

2006

The Managed Futures Index Series commenced operations on February 24, 2006. The Managed Futures Index Series – Class 1 Net Asset Value lost 0.1% from the start of operations through March 31, 2006, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value gained 0.1% from the start of operations through March 31, 2006, net of fees and expenses.

For the three months ended March 31, 2006, the Managed Futures Index Series recorded a net loss on investments of $492, net interest of $1,907, and total expenses of $1,428, resulting in a net decrease in Owners’ capital from operations of $13. The Net Asset Value per Unit, Class 1, decreased from $100.00 at the beginning of operations to $99.89 as of March 31, 2006. The Net Asset Value per Unit, Class 2, increased from $100.00 at the beginning of operations to $100.11 as of March 31, 2006. Total Class 1 subscriptions and redemptions for the three months were $26,200 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months were $51,000 and $0, respectively. Ending capital at March 31, 2006, was $26,186 for Class 1 and $51,001 for Class 2.

Trading activity in the Managed Futures Index Series did not begin until April 2006.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the Managing Owner to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Trust’s financial statements. The Trust’s critical accounting policies and related estimates and judgments underlying the financial statements are as identified below.

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

Each Series allocates funds to a subsidiary Trading Company, or Trading Companies, of the Trust. Each Trading Company allocates all of its daily trading profits or losses to the Series in proportion to each Series’ funds allocated to the Trading Company, adjusted on a daily basis. As of March 31, 2007, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

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

In the case of forward contracts traded on the interbank market and swaps, neither are traded on exchanges. The counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. The Managing Owner expects the Trading Advisors to trade only with those counterparties which it believes to be creditworthy. All positions of each Trading Company are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to any Trading Company. See Part I, Item 1, Notes to Financial Statements as of March 31, 2007, Off-Balance Sheet Risk.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with the each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of March 31, 2007. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Balanced Series: (1)

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$8,201,737	3.0%

Currencies	$9,523,585	3.5%

Stocks / Stock Indices	$10,350,384	3.8%

Metals	$3,223,179	1.2%

Agriculturals/Softs	$5,443,784	2.0%

Energy	$1,083,763	0.4%

Total:	$37,826,432	13.9%

Winton Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$113,040	1.4%

Currencies	$93,699	1.1%

Stocks / Stock Indices	$225,165	2.7%

Metals	$41,751	0.5%

Agriculturals/Softs	$66,626	0.8%

Energy	$17,738	0.2%

Total:	$558,019	6.7%

Currency Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0%

Currencies	$1,386,483	7.8%

Stocks / Stock Indices	$0	0%

Metals	$0	0%

Agriculturals/Softs	$0	0%

Energy	$0	0%

Total:	$1,386,483	7.8%

Dunn Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$8,181	8.8%

Currencies	$3,049	3.3%

Stocks / Stock Indices	$2,319	2.5%

Metals	$906	1.0%

Agriculturals/Softs	$4,320	4.6%

Energy	$2,280	2.5%

Total:	$21,055	22.7%

Graham Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$128,761	2.0%

Currencies	$927,313	14.2%

Stocks / Stock Indices	$29,957	0.5%

Metals	$5,948	0.1%

Agriculturals/Softs	$15,485	0.2%

Energy	$33,588	0.5%

Total:	$1,141,052	17.5%

Campbell/Graham Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$712,706	1.3%

Currencies	$4,550,802	8.4%

Stocks / Stock Indices	$605,617	1.1%

Metals	$109,029	0.2%

Agriculturals/Softs	$51,251	0.1%

Energy	$144,762	0.3%

Total:	$6,174,167	11.4%

Long Only Commodity Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0.0%

Currencies	$0	0.0%

Stocks / Stock Indices	$0	0.0%

Metals	$1,148,553	3.3%

Agriculturals/Softs	$1,627,116	4.7%

Energy	$2,009,967	5.8%

Total:	$4,785,636	13.9%

Long/Short Commodity Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$2,059	0.0%

Currencies	$53,173	0.2%

Stocks / Stock Indices	$22,057	0.1%

Metals	$155,594	0.6%

Agriculturals/Softs	$563,860	2.2%

Energy	$104,006	0.4%

Total:	$900,749	3.5%

Managed Futures Index Series:

MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$286,354	2.9%

Currencies	$454,114	4.6%

Stocks / Stock Indices	$101,008	1.0%

Metals	$55,794	0.6%

Agriculturals/Softs	$48,499	0.5%

Energy	$130,475	1.3%

Total:	$1,076,244	10.9%

(1) At March 31, 2007, the Balanced Series was invested in the Currency Series, Long Only Commodity Series and Managed Futures Index Series. The Balanced Series effective ownership in these Series as of March 31, 2007, was: 57.4% of the Currency Series, 85.8% of the Long Only Commodity Series and 93.9% of the Managed Futures Index Series. Including its investment in these other Series, total value at risk for the Balanced Series would be $44,193,766, or 16.1% of capitalization as of March 31, 2007.

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

Non-Trading Risk

The Series have non-trading market risk on their foreign cash balances not needed for margin. However, these balances, as well as the market risk they represent, are immaterial. The Series also have non-trading market risk as a result of investing a portion of their available assets in time deposits. The market risk represented by these investments is also immaterial.

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of March 31, 2007, by market sector.

Interest rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-8 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-8 interest rates will remain the primary market exposure of each Trading Company and accordingly each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. The first two percent (2.0%) of interest income per annum earned by the Trust for the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell Graham Series, Currency Series, Dunn Series and Graham Series is paid to the Managing Owner. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized income interest and 0.75%. Interest income above 2.0% per these Series is retained by the Series. Interest income earned by the Trust for the Balanced Series (Class 1a and 2a), Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series is allocated twenty percent (20.0%) being paid to the Managing Owner and eighty percent (80.0%) retained by these Series.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the

Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust required to be included in the Trust’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes made in our internal controls during the first quarter that have materially affected or are reasonably likely to materially affect the Trust’s internal controls or financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors relating to The Frontier Fund from those previously disclosed in the Trust’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006, under the caption “Item 1A. Risk Factors.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents+

1.2	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents**

1.3	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.4	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.5	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents+

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the Prospectus as Exhibit A)+

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)+

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)+

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)+

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)+

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)+

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)+

10.1	Form of Amended and Restated Escrow Agreement among the Registrant, Equinox Fund Management, LLC, Bornhoft Group Securities Corporation and the U.S. Bank National Association, Denver Colorado***

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC*

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London***

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor*

10.31	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Long Only Commodity Series of the Registrant***

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Equinox Fund Management, LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Equinox Fund Management, LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.36	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Managed Futures Index Series of the Registrant***

10.4	Form of Cash Management Agreement between Equinox Fund Management, LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Equinox Fund Management, LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

21.1	Subsidiaries of Registrant. (filed herewith)

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.2	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.3	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.4	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.5	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.6	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.7	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.8	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.9	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.10	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.11	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.12	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.13	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.14	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.15	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.16	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.17	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.18	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.19	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.20	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.10	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.

**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.

***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.

+	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Frontier Fund
(Registrant)

Date: May 10, 2007	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Balanced Series, a Series of The Frontier Fund
(Registrant)

Date: May 10, 2007	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dunn Series, a Series of The Frontier Fund
(Registrant)

Date: May 10, 2007	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Graham Series, a Series of The Frontier Fund
(Registrant)

Date: May 10, 2007	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton Series, a Series of The Frontier Fund
(Registrant)

Date: May 10, 2007	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Campbell/Graham Series, a Series of The Frontier Fund
(Registrant)

Date: May 10, 2007	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Currency Series, a Series of The Frontier Fund
(Registrant)

Date: May 10, 2007	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long Only Commodity Series, a Series of The Frontier Fund
(Registrant))

Date: May 10, 2007	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long/Short Commodity Series, a Series of The Frontier Fund
(Registrant)

Date: May 10, 2007	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Index Series, a Series of The Frontier Fund
(Registrant)

Date: May 10, 2007	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund