Form 10-K
period 2007-12-31
FRONTIER FUND; BALANCED SERIES, a series of The Frontier Fund; GRAHAM SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; CAMPBELL/GRAHAM SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; LONG ONLY COMMODITY SERIES, a series of The Frontier Fund; LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; MANAGED FUTURES INDEX SERIES, a series of The Frontier Fund; DUNN SERIES, a Series of The Frontier Fund
filed 2008-03-18
CIK 1261379, 1389122, 1389123, 1389124, 1389125, 1389126, 1389127, 1389128, 1389129, 1393644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-51274

THE FRONTIER FUND

BALANCED SERIES; GRAHAM SERIES; WINTON SERIES; CAMPBELL/GRAHAM SERIES

CURRENCY SERIES; DUNN SERIES; LONG ONLY COMMODITY SERIES;

LONG/SHORT COMMODITY SERIES; MANAGED FUTURES INDEX SERIES

(Exact Name of Registrant as specified in Its Charter)

Delaware	36-6815533
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

c/o Equinox Fund Management, LLC 1660 Lincoln Street, Suite 100, Denver, Colorado 80264	80264
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (303) 837-0600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Balanced Series Class 1, Class 2, Class 1a and Class 2a Units

Dunn Series Class 1 and Class 2 Units

Graham Series Class 1 and Class 2 Units

Winton Series Class 1 and Class 2 Units

Campbell/Graham Series Class 1 and Class 2 Units

Currency Series Class 1 and Class 2 Units

Long/Short Commodity Series Class 1 and Class 2 Units

Long Only Commodity Series Class 1 and Class 2 Units

Managed Futures Index Series Class 1 and Class 2 Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer ☐

Non –Accelerated Filer	☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Frontier Fund’s units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of June 30, 2007 were: 2,726,991 for the Balanced Series, 234,906 for the Winton Series, 601,101 for the Campbell/Graham Series, 95,768 for the Currency Series, 1,223 for the Dunn Series, 75,026 for the Graham Series, 45,098 for the Long Only Commodity Series, 312,016 for the Long/Short Commodity Series and 7,327 for the Managed Futures Index Series. Units outstanding as of December 31, 2007 were: 2,503,456 for the Balanced Series, 400,783 for the Winton Series, 662,324 for the Campbell/Graham Series, 104,482 for the Currency Series, 81,098 for the Graham Series, 45,302 for the Long Only Commodity Series, 340,561 for the Long/Short Commodity Series and 9,396 for the Managed Futures Index Series.

Documents Incorporated by Reference

Portions of the Prospectus filed by the registrant on November 9, 2007 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-140240) are incorporated by reference into Part I and Part II of this report.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF DECEMBER 31, 2007, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

Part I

Item 1.	BUSINESS.

Overview

The Frontier Fund, which is referred to in this report as the Trust, was formed on August 8, 2003, as a Delaware statutory trust. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest (the “Units”) in segregated pools of assets of the Trust, pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are segregated from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended. It is managed by its Managing Owner, Equinox Fund Management, LLC.

Purchasers of Units are limited owners of the Trust (“ Limited Owners”). The Trust Act provides that, except as otherwise provided in the amended and restated declaration of trust and trust agreement of the Trust dated as of August 8, 2003, by and among the Managing Owner, Wilmington Trust Company as trustee and the unitholders from time to time ( the “Trust Agreement”), unitholders in a Delaware statutory trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited Owners do not have any such liability.

As of December 31, 2007, the Trust had eight separate Series of Units issued and outstanding: the Balanced Series, Winton Series (formerly the Beach Series, as described below), Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series. The Units of each Series are separated into two sub-classes of Units, except the Balanced Series which has four sub-classes of Units.

On September 24, 2004, the Trust commenced operations for the Balanced Series, Winton Series, Currency Series and Dunn Series. The Graham Series commenced operations as of November 19, 2004. The Campbell/Graham Series commenced operations on February 11, 2005. On February 24, 2006, the Trust commenced operations for the Long Only Commodity, Long/Short Commodity and Managed Futures Index Series. On May 1, 2006, two new classes of the Balanced Series commenced operations: Balanced Series 1a, and Balanced Series 2a.

The Continuous Offering Period of the Dunn Series was terminated by the Managing Owner in February 2006. On October 15, 2007, the remaining outstanding Units in the Dunn Series were redeemed, and the remaining net assets of the Series were distributed to the holders of those Units.

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

As a result of the termination of the Agreements, the Trust ceased accepting new subscriptions for the Units in the Beach Series, and, effective April 1, 2006, the Trust ceased assessing all fees on the Beach Series. Upon termination of the Agreements, the Managing Owner delivered written notice to the existing investors in the Beach Series informing them of their exchange and redemption rights as disclosed in the Trust’s prospectus (the “Prospectus”). In addition, the assets of the Balanced Series which had previously been allocated to Beach were reallocated to one or more of the other trading advisors pursuant to the Managing Owner’s asset allocation discretion as disclosed in the Prospectus. On July 31, 2006, all remaining Units in the Beach Series were redeemed.

In May 2006, the Beach Series was renamed as the Winton Series. For purposes of this report, such Series is referred to as the Winton Series, regardless of whether the applicable time period referred to is prior or subsequent to the name change, unless explicitly set forth otherwise.

The Trust, with respect to each Series:

•

engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments and may, from time to time, engage in cash and spot transactions;

•

allocates funds to a subsidiary limited liability company or companies ( each a “Trading Company”). Each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s assets, make the trading decisions for the assets of each Series vested in such Trading Company, segregate its assets from any other Trading Company and maintain separate, distinct records for each Series, and account for its assets separately from the other Series and the other Trust assets;

•	calculates the net assets, or the Net Asset Value, of the Units in such Series separately from the other Series;

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

During 2007, the Trust registered up to an additional 1,000,000 Units in the Balanced Series (Class 2 Units only), 1,000,000 Units in the Long/Short Commodity Series (Class1) and 200,000 Units in the Long/Short Commodity Series (Class2) on a Registration Statement on Form S-1/A pursuant to Rule 462(b) (File No. 333-140240). As of December 31, 2007, the total Units outstanding of each Series of the Trust was 2,503,456 with respect to the Balanced Series, 400,783 with respect to the Winton Series, 662,324 with respect to the Campbell/Graham Series, 104,482 with respect to the Currency Series, 81,098 with respect to the Graham Series, 45,302 with respect to the Long Only Commodity Series, 340,561 with respect to the Long/Short Commodity Series and 9,396 with respect to the Managed Futures Index Series.

As of December 31, 2007, substantially all of the assets of the Winton Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series had been invested in the Trading Company for such Series, and the assets of the Balanced Series and the Campbell/Graham Series had been invested in several different Trading Companies. Each Trading Company (except the Trading Company for the Balanced Series, Currency Series and Long/Short Commodity Series) has its own Trading Advisor that manages 100% of the assets invested in such Trading Company and makes that Trading Company’s trading decisions. Between 10% and 30% of each Series’ assets are normally committed as margin for commodities trading, although these percentages may substantially vary from time to time.

The Balanced Series, in order to make investments in the Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, advances funds to such Series, for the purpose of investing in the respective Trading Company or Trading Companies for such Series on behalf of the Balanced Series.

The Trading Advisors were selected based upon the Managing Owner’s evaluation of each Trading Advisor’s past performance, trading portfolios and strategies, as well as how each Trading Advisor’s performance, portfolio and strategies complement and differ from those of the other Trading Advisors. As of December 31, 2007, none of the Trading Advisors or any of their principals had any beneficial interest in the Trust, but any of them is free to acquire such beneficial interest.

Equinox Fund Management, LLC, a Delaware limited liability company formed in June 2003, is the managing owner of the Trust (the “Managing Owner”). The Managing Owner became registered with the CFTC as a commodity pool operator (“CPO”), as of August 6, 2003, and has been a member of the National Futures Association (the “NFA”) in such capacity since that date. The Managing Owner’s main business office is located at 1660 Lincoln Street, Suite 100, Denver, Colorado 80264, telephone (303) 837-0600. A description of the Managing Owner’s responsibilities to the Trust is contained in a Prospectus filed by the Trust on November 9, 2007 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-140240), which is referred to herein as the “Prospectus,” under the section captioned “Duties of the Managing Owner,” and such description is incorporated herein by reference from the Prospectus.

Regulation

Under the Commodity Exchange Act, as amended, commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the Commodity Exchange Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective “associated persons” and “floor brokers.” The Commodity Exchange Act requires “commodity pool operators” such as the Managing Owner “commodity trading advisors” and commodity brokers or “futures commission merchants” such as the Trust’s commodity brokers to be registered and to comply with various reporting and recordkeeping requirements. The Managing Owner and the Trust’s commodity brokers are members of the NFA. The CFTC may suspend a commodity pool operator’s or a commodity trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated thereunder. In the event that the Managing Owner’s registration as a commodity pool operator were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust. Should the Managing Owner’s registration be suspended, termination of the Trust may result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions that any person, including the Trust, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Trust also trades in dealer markets for forward and swap contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Trust trades on foreign commodity exchanges, which are not subject to regulation by any U.S. government agency.

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

Financial Information about Geographic Areas

Although the Trust trades in the global futures and forward markets, it does not have operations outside of the United States.

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

Certain Trading Advisors may trade options on futures. Futures contract gains and losses are for purposes of determining margin requirements. Option positions generally are not marked-to-market daily, although short option positions will require additional margin if the market moves against the position. Due to these marked-to-market daily differences in margin treatment between futures and options, there may be periods in which positions on both sides must be closed down prematurely due to short term cash flow needs. If this occurs during an adverse move in a spread or straddle relationship, then a substantial loss could occur.

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

A portion of each Series’ assets may be used to trade over-the-counter commodity interest contracts, such as forward contracts, option contracts in foreign currencies and other commodities, or swap or spot contracts. Over-the-counter contracts are typically traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and are essentially unregulated by the CFTC. You therefore do not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act, as amended (the “CE Act”), in connection with this trading activity by any Trading Advisor. The markets for over-the-counter contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. The lack of regulation in these markets could expose a Series in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.

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

Redemptions may be temporarily suspended.

The Managing Owner may suspend temporarily any redemption for up to 30 days if the effect of the redemption, either alone or in conjunction with other redemptions, would be to impair the Trust’s ability to operate in pursuit of its objectives (for example, if the Managing Owner believes a redemption, if allowed, would materially advantage one investor over another investor). The Managing Owner anticipates suspending redemptions only under extreme circumstances, such as a natural disaster, force majeure, act of war, terrorism or other event which results in the closure of financial markets.

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

Certain Trading Advisors may purchase and sell single stock futures contracts and other security futures products. A single stock future obligates the seller to deliver (and the purchaser to take delivery of) a specified equity security to settle the futures transaction. Other security futures products include “narrow-based” stock index futures contracts (in general, contracts based on the value of nine or fewer securities in a specific market or industry sector, such as energy, health care or banking) and futures contracts based on exchange-traded funds that are designed to track the value of broader stock market indices (such as the Dow Jones Industrial Average (the “DJIA”) or the NASDAQ 100 Index). Single stock futures and other security futures products are relatively illiquid and trade on a limited number of exchanges. The margin required with respect to single stock futures (usually at least 20% of the face value of the contract) generally is higher than the margin required with respect to other types of futures contracts (in some cases as low as 2% of the face value of the contract). The resulting lower level of leverage available to the Trading Advisors with respect to security futures products may adversely affect the respective Trading Company’s performance. Security futures products are typically traded on electronic trading platforms and are subject to risks related to system access, varying response time, security and system or component failure. In addition, although the Clearing Brokers will be required to segregate the Trading Company’s trades, positions and funds from those of each Clearing Broker itself as required by CFTC regulations, the insurance provided to securities customers by the Securities Investor Protection Corporation (the “SIPC”) will not be applicable to the Trading Company’s security futures positions because SIPC protection does not apply to futures accounts.

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

The Trust, with respect to the Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series as well as the Class 1a and Class 2a of the Balanced Series, will encounter a start-up period following the close of such Series’ initial offering period, and may encounter similar start-up periods for each Series following subsequent closings during the continuous offering period. During such start-up periods, the Trust, with respect to each Series, may incur risks relating to the initial investment of the assets received at such times, because it may take a period of time before a Series can develop a fully diversified portfolio, thereby resulting in a greater concentration of positions in a limited number of markets which could result in increased volatility in the Series’ portfolio. A decline in the initial Net Asset Value of a Series could result from the level of diversification in that Series’ trading activities at the outset, which may be lower than in a fully committed portfolio.

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

Most of the Trading Advisors except C-View, FX Concepts and certain Trading Advisors trading for the Long/Short Commodity Series may base their trading decisions on trading strategies that use mathematical analyses of technical factors relating to past market performance. The buy and sell signals generated by a technical, trend-following trading strategy are derived from a study of actual daily, weekly and monthly price fluctuations, volume variations and changes in open interest in the markets. The profitability of any technical, trend-following trading strategy depends upon the occurrence in the future of significant, sustained price moves in some of the markets traded. A danger for trend-following traders is whip-saw markets, that is, markets in which a potential price trend may start to develop but reverses before an actual trend is realized. A pattern of false starts may generate repeated entry and exit signals in technical systems, resulting in unprofitable transactions. In the past, there have been prolonged periods without sustained price moves. Presumably these periods will continue to occur. Periods without sustained price moves may produce substantial losses for trend-following trading strategies. Further, any factor that may lessen the prospect of these types of moves in the future, such as increased governmental control of, or participation in, the relevant markets, may reduce the prospect that any trend- following trading strategy will be profitable in the future.

There are disadvantages to making trading decisions based on fundamental analysis.

Certain Trading Advisors will base their decisions on trading strategies which utilize in whole or in part fundamental analysis of underlying market forces. Fundamental analysis attempts to examine factors external to the trading market which affect the supply and demand for a particular commodity interest in order to predict future prices. Such analysis may not result in profitable trading because certain Trading Advisors may not have knowledge of all factors affecting supply and demand or may incorrectly interpret the information it does have. Furthermore, prices may often be affected by unrelated or unexpected factors and fundamental analysis may not enable the trader to determine whether its previous decisions where incorrect in sufficient time to avoid substantial losses. In addition, fundamental analysis assumes that commodity markets are inefficient— i.e., that commodity prices do not always reflect all available information—which some market analysts dispute.

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

The use of multiple Trading Advisors for the Balanced Series, Campbell/Graham Series, Currency Series and Long/Short Commodity Series may result in developments or positions that adversely affect the respective Series’ Net Asset Value. For example, because the Trading Advisors trading for the Balanced Series, Campbell/Graham Series, Currency Series and Long/Short Commodity Series will be acting independently, such Series could buy and sell the same futures contract, thereby incurring additional expenses but with no net change in its holdings. The Trading Advisors also may compete, from time to time, for the same trades or other transactions, increasing the cost to such Series of making trades or transactions or causing some of them to be foregone altogether. Even though the margin requirements resulting from each Trading Advisor’s trading for any such Series ordinarily will be met from that Trading Advisor’s allocated net assets of such Series, a Trading Advisor for the Balanced Series, Campbell/Graham Series, Currency Series, or Long/Short Commodity Series may incur losses of such magnitude that such Series is unable to meet margin calls from the allocated net assets of that Trading Advisor. If losses of such magnitude were to occur, then the Clearing Brokers for such Series’ Trading Company may require liquidations and contributions from the allocated net assets of another Trading Advisor for such Series.

The Trading Advisors’ trading programs bear some similarities and, therefore, may lessen the benefits to the Balanced Series, Campbell/Graham Series, Currency Series and Long/Short Commodity Series of having multiple Trading Advisors.

Each Trading Advisor has, over time, developed and modified the program it will use in trading. Nevertheless, the Trading Advisors’ trading programs have some similarities. These similarities may, in fact, mitigate the positive effect of having multiple Trading Advisors for the Balanced Series, Campbell/Graham Series, Currency Series and Long/Short Commodity Series. For example, in periods where one Trading Advisor experiences a draw-down, it is possible that these similarities will cause the other Trading Advisors to also experience a draw-down.

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

Consequently, the past performance of one Series has no bearing on the past performance of another Series. You cannot, for example, consider the Balanced Series’ past performance in deciding whether to invest in the Graham Series, Winton Series, Campbell/Graham Series, Currency Series, Long Only Commodity Series, Long/Short Commodity Series or Managed Futures Index Series.

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

Each Series is charged brokerage charges, over-the-counter dealer spreads and related transaction fees and expenses and management fees in all cases regardless of whether any Series’ activities are profitable. In addition, each Series is charged for the benefit of each Trading Advisor an incentive fee based on a percentage of trading profits earned on the Series’ net assets allocated to that Trading Advisor. Because the Balanced Series, Campbell/Graham Series, Currency Series and Long/Short Commodity Series each employ multiple Trading Advisors, it is possible that such Series could pay substantial incentive fees to one or more Trading Advisors in a year in which such Series has no net trading profits or in which it actually loses money. In addition, each Series must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit. See “Fees and Expenses.”

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

The interest rate floor for certain Series may create financial risk for such Series.

With respect to the Graham Series, Winton Series, Campbell/Graham Series, Currency Series and the Class 1 and Class 2 of the Balanced Series, the Trust has agreed to pay all interest income earned by it to the Managing Owner up to a cap of 2.0% annually of the Net Asset Value of such Series. To the extent that the interest income earned by the Trust falls below 0.75% annually, the Trust will be obligated to pay the Managing Owner the difference between the interest income actually earned by the Trust and 0.75%. Such shortfall will be charged pro rata across such Series of Units. Accordingly, if interest rates fall, then you could be charged a portion of such interest income shortfall which would reduce the value of your Units in such Series. See “Fees and Expenses—Interest Income.”

With the commencement by the Federal Reserve (the “Fed”) in 2007 of periodic decreases in the Federal Funds Target Rate, the interest rates available to the Trust for its cash and short-term investments have been declining. The risk of a shortfall as described above are increasing. To mitigate this risk, the Managing Owner as of February 28, 2008, moved approximately 53% of the Trust’s assets into U.S. Treasury Notes maturing in tranches from one to seven years and yielding an average of 2.52%. However, there can be no assurance that the interest income of the Trust can be maintained above the 0.75% shortfall level due to the uncertainties of the duration and extent of a low interest rate environment.

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

The Trust is not an investment company subject to the Investment Company Act. Accordingly, you do not have the protections afforded by that statute. For example, the Investment Company Act requires investment companies to have a majority of disinterested directors and regulates the relationship between the investment company and its investment adviser. Since the Trust is not a registered investment company, you will not benefit from such protections.

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

The Managing Owner is leanly staffed and relies heavily on its key personnel to manage the Trust’s trading activities, although there are back-up personnel for every key function. The loss of such key personnel could adversely affect the Trust.

In managing and directing the day-to-day activities and affairs of the Trust, the Managing Owner relies heavily on its principals. The Managing Owner is leanly staffed, although there are back-up personnel for every key function. If any of its key persons were to leave or be unable to carry out his or her present responsibilities, it may have an adverse effect on the management of the Trust.

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

The Managing Owner relies on the Trading Advisors to achieve trading gains for each Series, entrusting each of them with the responsibility for, and discretion over, the investment of their allocated portions of the Trust’s assets. The Trading Advisors, in turn, are dependent on the services of a limited number of persons to develop and refine their trading approaches and strategies and execute the trading transactions. The loss of the services of any Trading Advisor’s principals or key employees, or the failure of those principals or key employees to function effectively as a team, may have an adverse effect on that Trading Advisor’s ability to manage its trading activities successfully or may cause the Trading Advisor to cease operations entirely, either of which, in turn, could negatively impact one or more Series’ performance. Each of the Trading Advisors is wholly (or majority) owned and controlled, directly or indirectly, by single individuals who have major roles in developing, refining and implementing the Trading Advisor’s trading strategies and operating its business. The death, incapacity or other prolonged unavailability of such individuals likely would greatly hinder these Trading Advisors’ operations, and could result in their ceasing operations entirely, which could adversely affect the value of your investment.

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

The Managing Owner may reallocate assets among the Trading Advisors for the Balanced Series, Campbell/Graham Series, Currency Series or Long/Short Commodity Series upon termination of a Trading Advisor or retention of a new Trading Advisor or at the commencement of any month. Consequently, the net assets for such Series may be allocated among the Trading Advisors in a different manner than the currently anticipated allocation. The Managing Owner’s allocation of assets will directly affect the profitability of the trading of the Balanced Series, Campbell/Graham Series, Currency Series and Long/Short Commodity Series, possibly in an adverse manner. For example, a Trading Advisor for a Series may experience a high rate of return but may be managing only a small percentage of the net assets of such Series. In this case, the Trading Advisor’s performance could have a minimal effect on the Net Asset Value of such Series.

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

The operations of the Managing Owner, the Trading Advisors, the Trust, the exchanges, brokers and counterparties with which the Managing Owner, the Trading Advisors and the Trust do business, and the markets in which the Managing Owner, the Trading Advisors and the Trust do business could be severely disrupted in the event of a major terrorist attack or the outbreak, continuation or expansion of war or other hostilities. Ongoing wars and other disputes among nations, global anti-terrorism initiatives and political unrest in the Middle East and Southeast Asia continue to present such risks. Additionally, a serious pandemic, such as avian influenza, or a natural disaster, such as a hurricane, could severely disrupt the global economy.

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

The futures, options on futures and security futures markets are subject to comprehensive statutes, regulations and margin requirements. Recent legislation has created a new multi-tiered structure of exchanges in the United States subject to varying degrees of regulation, and rules and interpretations regarding various aspects of this new regulatory structure have only recently been proposed or finalized. Traditional futures exchanges, which are now called designated contract markets, are now subject to more streamlined and flexible core principles rather than the prior statutory and regulatory mandates. However, with respect to these traditional futures exchanges, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily limits and the suspension of trading. The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by government and judicial action. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change is impossible to predict, but could be substantial and adverse.

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

The Managing Owner has obtained an opinion of counsel to the effect that the Trust will be treated as a partnership for Federal income tax purposes and, assuming that at least 90% of the gross income of the Trust will constitute “qualifying income” within the meaning of Section 7704(d) of the Code, will not be a publicly traded partnership treated as a corporation. The Managing Owner believes it is likely, but not certain, that the Trust will meet this income test. The Trust has not requested, and does not intend to request, a ruling from the Internal Revenue Service (the “Service”), concerning its tax treatment. An opinion of counsel is not binding on the Service or the courts and is subject to any changes in applicable tax laws.

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

Special considerations apply to investments in the Trust by individual retirement accounts, pension, profit-sharing, stock bonus, Keogh, welfare benefit and other employee benefit plans subject to Part 4 of Subtitle B of Title I of ERISA or Section 4975 of the Code, or an ERISA Plan, and any entity whose underlying assets include plan assets by reason of an ERISA Plan’s investment in such entity, or together with ERISA Plans, Benefit Plan Investors. While the assets of any Series (and Sub-Class of any Series) are intended not to constitute plan assets with respect to any Benefit Plan Investors, the United States Department of Labor (the “DOL”) could disagree. If the DOL were to find that the assets of some or all of the Series are plan assets, the Managing Owner and the Trading Advisor(s) to such Series would be fiduciaries, certain transactions in the Trust could be prohibited, and the Managing Owner would then have the right to mandatorily redeem out any Limited Owner which is a Benefit Plan Investor. For example, if the Trust were deemed to hold plan assets, the Trading Advisors may have to refrain from directing certain transactions that are currently contemplated. Furthermore, whether or not the Trust is deemed to hold plan assets, if an ERISA Plan has certain pre-existing relationships with the Managing Owner, one or more Trading Advisors, the Selling Agents or a Clearing Broker, investment in a Series may be limited or prohibited. See “ERISA Considerations” and “Restrictions Affecting Benefit Plan Investors.”

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

Item 3.	LEGAL PROCEEDINGS.

The Managing Owner is unaware of any material legal proceedings to which the Trust is a party or to which any of its assets are subject.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

The following table shows the number of unitholders and the number of Units outstanding in each Sub-Class of each Series as of March 11, 2008:

	Number of Unitholders	Number of Units Outstanding

Balanced Series (Class 1)	8,484	1,890,112

Balanced Series (Class 1a)	258	59,669

Balanced Series (Class 2)	909	397,761

Balanced Series (Class 2a)	53	12,677

Winton Series (Class 1)	1,681	385,266

Winton Series (Class 2)	111	86,114

Currency Series (Class 1)	581	104,420

Currency Series (Class 2)	36	7,538

Campbell/Graham Series (Class 1)	3,240	599,020

Campbell/Graham Series (Class 2)	197	55,747

Dunn Series (Class 1)	0	0

Dunn Series (Class 2)	0	0

Graham Series (Class 1)	451	73,016

Graham Series (Class 2)	41	18,439

Long Only Commodity Series (Class 1)	324	45,028

Long Only Commodity Series (Class 2)	10	2,728

Long/Short Commodity Series (Class 1)	1,951	330,853

Long/Short Commodity Series (Class 2)	255	37,763

Managed Futures Index Series (Class 1)	56	7,679

Managed Futures Index Series (Class 2)	4	3,215

No Units are authorized for issuance by the Trust under equity compensation plans. During the year ended December 31, 2007, no unregistered Units were sold by the Trust. In addition, the Trust did not repurchase any Units during the year ended December 31, 2007.

On November 15, 2005, the Trust filed a registration statement on Form S-1 (File No. 333-129701), which was declared effective on February 9, 2006. The Trust registered a total of 1,620,000 Units in such registration statement, including 270,000 Units in the Balanced Series (Class 1a and 2a), 350,000 Units in the Long Only Commodity Series, 250,000 Units in the Long/Short Commodity Series and 750,000 Units in the Managed Futures Index Series.

On January 26, 2007, the Trust filed a registration statement on Form S-1 (File No. 333-140240), which was declared effective on February 12, 2007. The Trust registered a total of 2,200,000 Units in such registration statement, including 1,000,000 Units in the Balanced Series (Class 2), 1,000,000 Units in the Long/Short Commodity Series (Class 1) and 200,000 Units in the Long/Short Commodity Series (Class 2).

As of December 31, 2007, the Trust had received subscriptions for the Balanced Series Units, Winton Series Units, Currency Series Units, Dunn Series Units, Graham Series Units, Long Only Commodity Series Units, Long/Short Commodity Series Units and Managed Futures Index Series Units. The aggregate proceeds received were $371,914,804 for the Balanced Series, $47,184,147 for the Winton Series, $77,046,305 for the Campbell/Graham Series, $15,004,060 for the Currency Series, $2,390,357 for the Dunn Series, $16,631,810 for the Graham Series, $6,617,549 for the Long Only Commodity Series, $41,613,334 for the Long/Short Commodity Series and $1,191,001 for the Managed Futures Index Series.

Except for that portion of each Trading Company’s assets used as margin to maintain that Trading Company’s forward currency contract positions, the proceeds of the offerings for each Series are to be deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements.

The clearing brokers credit each Trading Company with 80%-100% of the interest earned on its average net assets (other than those assets held in the form of U.S. government securities) on deposit with the clearing brokers each month. In an attempt to increase interest income earned, the Managing Owner also may invest non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the United States, or by a person controlled by or supervised by and acting as an instrumentality of the government of the United States. pursuant to authority granted by Congress of the United States or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham Series, Currency Series and Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial information for the years ended December 31, 2007, 2006, 2005 and 2004 is taken from the financial statements of the Trust included in section F of this filing.

You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included therewith. Results from past periods are not necessarily indicative of results that may be expected for any future period.

FOR THE PERIOD ENDED DECEMBER 31, 2007

	Balanced Series	Winton Series	Campbell/ Graham Series	Currency Series	Dunn Series*
Interest income - net	$6,823,418	$563,371	$1,614,470	$435,431	$1,966
Total expenses	19,654,933	1,718,813	4,346,128	458,545	2,662
Net gain / (loss) on investments	4,789,018	4,995,445	1,730,298	(90,083)	(33,796)
Net income / (loss)	(13,183,593)	3,840,003	(2,336,186)	(113,197)	(34,492)
Net income / (loss) per unit – Class 1	(5.20)	8.18	(4.37)	(0.50)	(24.22)
Net (loss) per unit – Class 1a	(5.07)	—	—	—	—
Net income / (loss) per unit – Class 2	(2.24)	11.80	(1.66)	2.77	(24.58)
Net (loss) per unit – Class 2a	(2.41)	—	—	—	—
Total Assets	284,867,427	46,779,088	74,655,994	15,232,200	—
Total owners’ capital – Class 1	210,379,248	35,664,260	55,530,902	9,791,812	—
Total owners’ capital – Class 2	47,205,598	10,374,901	5,820,002	800,194	—
Net Asset Value per Unit – Class 1	101.46	113.83	91.90	100.66	—
Net Asset Value per unit – Class 1a	90.90	—	—	—	—
Net Asset Value per Unit – Class 2	112.00	118.61	100.20	111.00	—
Net Asset Value per Unit – Class 2a	95.47	—	—	—	—

	Graham Series	Long Only Commodity Series	Long Short Commodity Series	Managed Futures Index Series
Interest income - net	$206,887	$509,099	$1,051,098	$165,165
Total expenses	593,562	329,370	2,696,846	120,630
Net gain / (loss) on investments	1,258,686	545,270	(233,874)	429
Net income	872,011	724,999	432,147	44,964
Net income per unit – Class 1	10.34	15.34	1.05	3.84
Net income per unit – Class 2	14.12	17.91	4.26	5.99
Total Assets	7,955,224	5,051,981	50,619,254	971,247
Total owners’ capital – Class 1	6,060,207	4,730,889	31,092,746	621,740
Total owners’ capital – Class 2	1,808,776	299,179	3,658,890	335,709
Net Asset Value per Unit – Class 1	95.04	110.79	101.47	100.59
Net Asset Value per Unit – Class 2	104.37	115.04	107.19	104.42

*	The Dunn Series ceased operations as of October 12, 2007.

FOR THE PERIOD ENDED DECEMBER 31, 2006

	Balanced Series	Winton Series	Campbell/ Graham Series	Currency Series	Dunn Series
Interest income - net	$4,254,855	$36,215	$1,263,221	$418,503	$6,810
Total expenses	10,436,290	106,836	2,826,870	356,310	5,995
Net gain / (loss) on investments	14,339,272	400,995	3,227,653	244,087	(18,613)
Net income / (loss)	4,495,683	330,374	1,143,594	283,991	(17,798)
Net income per unit – Class 1	2.08	5.65	1.97	3.50	(9.92)
Net income per unit – Class 1a	(4.03)	—	—	—	—
Net income per unit – Class 2	5.51	6.81	5.03	6.81	(7.88)
Net income per unit – Class 2a	(2.12)	—	—	—	—
Total Assets	323,360,253	896,062	99,825,922	18,247,686	524,678
Total owners’ capital – Class 1	228,763,765	356,924	48,843,314	6,891,891	123,164
Total owners’ capital – Class 2	49,243,207	290,721	7,350,167	494,736	28,770
Net Asset Value per Unit – Class 1	106.66	105.65	96.27	101.16	76.91
Net Asset Value per unit – Class 1a	95.97	—	—	—	—
Net Asset Value per Unit – Class 2	114.24	106.81	101.86	108.23	82.27
Net Asset Value per Unit – Class 2a	97.88	—	—	—	—

	Graham Series	Long Only Commodity Series*	Long Short Commodity Series**	Managed Futures Index Series***
Interest income - net	$422,496	$231,248	$883,143	$285,909
Total expenses	673,707	134,250	1,398,261	179,590
Net gain / (loss) on investments	508,040	(415,739)	711,340	(118,380)
Net income / (loss)	256,829	(318,741)	263,054	(12,061)
Net income per unit – Class 1	1.80	(4.55)	0.42	(3.25)
Net income per unit – Class 2	4.52	(2.87)	2.93	(1.57)
Total Assets	20,493,398	10,012,410	22,234,616	10,424,977
Total owners’ capital – Class 1	5,991,337	4,321,464	19,478,595	500,070
Total owners’ capital – Class 2	2,049,495	115,401	2,697,482	52,659
Net Asset Value per Unit – Class 1	84.70	95.45	100.42	96.75
Net Asset Value per Unit – Class 2	90.25	97.13	102.93	98.43

*	The Long Only Commodity Series broke escrow and commenced operations as of March 1, 2006.

**	The Long/Short Commodity Series broke escrow and commenced operations as of March 6, 2006.

***	The Managed Futures Index Series broke escrow and commenced operations as of April 25, 2006.

FOR THE PERIOD ENDED DECEMBER 31, 2005

	Balanced Series	Winton Series	Campbell/ Graham Series*	Currency Series	Dunn Series	Graham Series
Interest income - net	$1,010,834	$16,877	$126,602	$3,370	$20,588	$85,327
Total expenses	6,659,562	129,494	731,047	10,669	14,172	380,800
Net gain / (loss) on investments	13,418,243	365,856	645,656	(5,175)	(389,573)	(155,411)
Net income / (loss)	7,044,527	253,239	404,576	(11,679)	(383,157)	(1,268,834)
Net income per unit – Class 1	(1.45)	5.92	(5.70)	(5.01)	(18.13)	(20.67)
Net income per unit – Class 2	1.88	9.43	(3.17)	(2.05)	(15.62)	(18.19)
Total Assets	143,854,064	2,251,600	30,219,924	2,872,248	503,233	7,515,985
Total owners’ capital – Class 1	114,741,316	2,047,247	21,561,490	276,762	193,425	5,642,080
Total owners’ capital – Class 2	21,224,912	178,306	2,846,556	2,065,914	136,016	1,772,604
Net Asset Value per Unit – Class 1	104.58	111.93	94.30	97.66	86.83	82.90
Net Asset Value per Unit – Class 2	108.73	116.27	96.83	101.42	90.15	85.73

*	The Campbell/Graham Series broke escrow and commenced operations as of February 11, 2005.

FOR THE PERIOD FROM SEPTEMBER 24, 2004 TO DECEMBER 31, 2004

	Balanced Series	Winton Series	Campbell/ Graham Series*	Currency Series	Dunn Series	Graham Series**
Interest income - net	$5,876	$116	$—	$2	$—	$—
Total expenses	687,681	5,661	—	44	78,214	74,509
Net gain / (loss) on investments	2,396,442	17,300	—	154	204,380	272,202
Net income / (loss)	1,492,801	11,755	—	112	126,166	197,693
Net income per unit – Class 1	6.03	6.01	—	2.67	4.96	3.57
Net income per unit – Class 2	6.85	6.84	—	3.47	5.77	3.92
Total Assets	33,661,231	671,300	—	458,730	2,406,748	6,981,627
Total owners’ capital – Class 1	11,772,262	488,932	—	16,586	117,047	1,961,583
Total owners’ capital – Class 2	20,884,923	178,489	—	442,069	2,276,622	4,889,204
Net Asset Value per Unit – Class 1	106.03	106.01	—	102.67	104.96	103.57
Net Asset Value per Unit – Class 2	106.85	106.84	—	103.47	105.77	103.92

*	The Campbell/Graham Series broke escrow and commenced operations as of February 11, 2005.

**	The Graham Series broke escrow and commenced operations as of November 24, 2004.

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents the Frontier Fund's results of operations for the three-month periods ended March 31, June 30, September 30 and December 31, 2007.

	1st Quarter 2007	2nd Quarter 2007	3rd Quarter 2007	4th Quarter 2007
Balanced Series:
Net gain (loss) on investments	$(21,852,053)	$43,725,366	$(27,166,912)	$10,082,617
Net increase/(decrease) in owners’ capital resulting from operations	(17,983,838)	25,741,932	(25,457,523)	4,515,836
Increase (decrease) in net asset value per Class 1 unit	(6.73)	9.22	(9.25)	1.56
Increase (decrease) in net asset value per Class 1a unit	(6.12)	8.16	(8.42)	1.31
Increase (decrease) in net asset value per Class 2 unit	(6.40)	10.83	(9.25)	2.58
Increase (decrease) in net asset value per Class 2a unit	(5.62)	9.12	(8.01)	2.10
Net asset value per Class 1 unit	99.93	109.15	99.90	101.46
Net asset value per Class 1a unit	89.85	98.01	89.59	90.90
Net asset value per Class 2 unit	107.84	118.67	109.42	112.00
Net asset value per Class 2a unit	92.26	101.38	93.37	95.47
Winton Series:
Net gain (loss) on investments	$(591,344)	$2,002,258	$1,549,237	$2,035,294
Net income (loss)	(604,402)	1,709,393	1,184,871	1,550,141
Increase (decrease) in net asset value per Class 1 unit	(10.28)	11.01	3.25	4.20
Increase (decrease) in net asset value per Class 2 unit	(9.67)	12.03	4.18	5.26
Net asset value per Class 1 unit	95.37	106.38	109.63	113.83
Net asset value per Class 2 unit	97.14	109.17	113.35	118.61
Campbell/Graham Series:
Net gain (loss) on investments	$(5,684,040)	$13,790,166	$(6,518,540)	$142,712
Net income (loss)	(5,407,297)	10,524,015	(6,755,678)	(697,226)
Increase (decrease) in net asset value per Class 1 unit	(9.01)	16.83	(11.15)	(1.04)
Increase (decrease) in net asset value per Class 2 unit	(8.84)	18.76	(11.22)	(0.36)
Net asset value per Class 1 unit	87.26	104.09	92.94	91.90
Net asset value per Class 2 unit	93.02	111.78	100.56	100.20
Currency Series:
Net gain (loss) on investments	$(245,566)	$565,874	$(169,277)	$(241,114)
Net income (loss)	(224,705)	566,780	(171,586)	(283,686)
Increase (decrease) in net asset value per Class 1 unit	(3.02)	7.15	(1.81)	(2.82)
Increase (decrease) in net asset value per Class 2 unit	(2.44)	8.56	(1.13)	(2.22)
Net asset value per Class 1 unit	98.14	105.29	103.48	100.66
Net asset value per Class 2 unit	105.79	114.35	113.22	111.00
Dunn Series:*
Net gain (loss) on investments	$(25,580)	$19,666	$(26,031)	$(1,851)
Net income (loss)	(25,933)	19,501	(26,174)	(1,886)
Increase (decrease) in net asset value per Class 1 unit	(14.47)	14.71	(22.69)	(1.77)
Increase (decrease) in net asset value per Class 2 unit	(14.97)	16.48	(24.20)	(1.87)
Net asset value per Class 1 unit	62.44	77.15	54.46	—
Net asset value per Class 2 unit	67.30	83.78	59.58	—
Graham Series:
Net gain (loss) on investments	$(715,851)	$1,863,241	$(163,543)	$274,839
Net income (loss)	(777,875)	1,655,349	(202,290)	196,827
Increase (decrease) in net asset value per Class 1 unit	(8.97)	19.72	(2.87)	2.46
Increase (decrease) in net asset value per Class 2 unit	(8.96)	21.94	(2.34)	3.48
Net asset value per Class 1 unit	75.73	95.45	92.58	95.04
Net asset value per Class 2 unit	81.29	103.23	100.89	104.37
Long Only Commodity Series:
Net gain (loss) on investments	$134,462	$(191,148)	$238,958	$362,998
Net income (loss)	182,868	(76,727)	264,607	354,251
Increase (decrease) in net asset value per Class 1 unit	3.42	(1.59)	5.70	7.81
Increase (decrease) in net asset value per Class 2 unit	3.98	(1.12)	6.38	8.67
Net asset value per Class 1 unit	98.87	97.28	102.98	110.79
Net asset value per Class 2 unit	101.11	99.99	106.37	115.04
Long/Short Commodity Series:
Net gain (loss) on investments	$(645,884)	$(748,661)	$(1,660,691)	$2,821,362
Net income (loss)	174,240	(323,650)	47,424	534,133
Increase (decrease) in net asset value per Class 1 unit	0.61	(1.05)	(0.01)	1.50
Increase (decrease) in net asset value per Class 2 unit	1.40	(0.31)	0.77	2.40
Net asset value per Class 1 unit	101.03	99.98	99.97	101.47
Net asset value per Class 2 unit	104.33	104.02	104.79	107.19
Managed Futures Index Series:
Net gain (loss) on investments	$(69,408)	$33,435	$968	$35,434
Net income (loss)	(40,312)	52,492	(1,576)	34,360
Increase (decrease) in net asset value per Class 1 unit	(6.69)	7.33	(0.54)	3.74
Increase (decrease) in net asset value per Class 2 unit	(6.35)	8.00	(0.05)	4.39
Net asset value per Class 1 unit	90.06	97.39	96.85	100.59
Net asset value per Class 2 unit	92.08	100.08	100.03	104.42
*	The Dunn Series ceased operations as of October 12, 2007.

The following summarized quarterly financial information presents the Frontier Fund's results of operations for the three-month periods ended March 31, June 30, September 30 and December 31, 2006.

	1st Quarter 2006	2nd Quarter 2006	3rd Quarter 2006	4th Quarter 2006
Balanced Series:
Net gain (loss) on investments	$10,351,495	$(5,413,615)	$(11,139,785)	$20,541,177
Net increase/(decrease) in owners’ capital resulting from operations	6,608,518	(6,069,317)	(9,547,654)	13,504,136
Increase (decrease) in net asset value per Class 1 unit	4.23	(3.02)	(4.27)	5.14
Increase (decrease) in net asset value per Class 1a unit	N/A	(4.50)	(4.01)	4.48
Increase (decrease) in net asset value per Class 2 unit	5.23	(2.33)	(3.71)	6.32
Increase (decrease) in net asset value per Class 2a unit	N/A	(4.05)	(3.33)	5.26
Net asset value per Class 1 unit	108.81	105.79	101.52	106.66
Net asset value per Class 1a unit	N/A	95.50	91.49	95.97
Net asset value per Class 2 unit	113.96	111.63	107.92	114.24
Net asset value per Class 2a unit	N/A	95.95	92.62	97.88
Winton Series:
Net gain (loss) on investments	$365,878	$9,586	$536	$24,995
Net income (loss)	277,629	29,957	1,564	21,224
Increase (decrease) in net asset value per Class 1 unit	12.62	2.54	0.32	5.33
Increase (decrease) in net asset value per Class 2 unit	14.06	2.66	0.68	6.13
Net asset value per Class 1 unit	124.55	127.09	100.32	105.65
Net asset value per Class 2 unit	130.33	132.99	100.68	106.81
Campbell/Graham Series:
Net gain (loss) on investments	$1,558,848	$(803,333)	$(3,058,487)	$5,530,625
Net income (loss)	940,199	(1,182,988)	(2,316,250)	3,702,633
Increase (decrease) in net asset value per Class 1 unit	2.60	(2.52)	(4.65)	6.54
Increase (decrease) in net asset value per Class 2 unit	3.40	(1.88)	(4.13)	7.64
Net asset value per Class 1 unit	96.90	94.38	89.73	96.27
Net asset value per Class 2 unit	100.23	98.35	94.22	101.86
Currency Series:
Net gain (loss) on investments	$71,315	$(59,590)	$(52,420)	$284,782
Net income (loss)	37,528	(53,579)	(3,555)	303,597
Increase (decrease) in net asset value per Class 1 unit	0.57	(1.28)	(0.10)	4.31
Increase (decrease) in net asset value per Class 2 unit	1.35	(0.59)	0.65	5.40
Net asset value per Class 1 unit	98.23	96.95	96.85	101.16
Net asset value per Class 2 unit	102.77	102.18	102.83	108.23
Dunn Series:
Net gain (loss) on investments	$(1,950)	$5,904	$(18,446)	$(4,121)
Net income (loss)	(2,065)	6,172	(17,992)	(3,913)
Increase (decrease) in net asset value per Class 1 unit	(0.72)	(1.57)	(6.08)	(1.55)
Increase (decrease) in net asset value per Class 2 unit	(0.08)	(0.98)	(5.79)	(1.03)
Net asset value per Class 1 unit	86.11	84.54	78.46	76.91
Net asset value per Class 2 unit	90.07	89.09	83.30	82.27
Graham Series:
Net gain (loss) on investments	$187,557	$267,563	$(424,745)	$477,665
Net income (loss)	129,180	204,768	(487,056)	409,937
Increase (decrease) in net asset value per Class 1 unit	1.15	1.83	(5.28)	4.10
Increase (decrease) in net asset value per Class 2 unit	1.83	2.58	(4.91)	5.02
Net asset value per Class 1 unit	84.05	85.88	80.60	84.70
Net asset value per Class 2 unit	87.56	90.14	85.23	90.25
Long Only Commodity Series:
Net gain (loss) on investments	$(8,762)	$(14,064)	$(315,661)	$(77,252)
Net income (loss)	290	14,153	(282,222)	(50,962)
Increase (decrease) in net asset value per Class 1 unit	3.82	5.64	(13.63)	(0.38)
Increase (decrease) in net asset value per Class 2 unit	4.08	6.20	(13.25)	0.10
Net asset value per Class 1 unit	103.82	109.46	95.83	95.45
Net asset value per Class 2 unit	104.08	110.28	97.03	97.13
Long/Short Commodity Series:
Net gain (loss) on investments	$38,394	$(293,950)	$(476,338)	$1,443,234
Net income (loss)	7,747	(345,696)	(649,362)	1,250,365
Increase (decrease) in net asset value per Class 1 unit	0.94	(2.43)	(3.69)	5.60
Increase (decrease) in net asset value per Class 2 unit	1.20	(1.69)	(3.02)	6.44
Net asset value per Class 1 unit	100.94	98.51	94.82	100.42
Net asset value per Class 2 unit	101.20	99.51	96.49	102.93
Managed Futures Index Series:
Net gain (loss) on investments	$(492)	$(56,726)	$(44,834)	$(16,327)
Net income (loss)	(13)	(10,932)	(12,564)	11,449
Increase (decrease) in net asset value per Class 1 unit	(0.11)	(0.63)	(4.26)	1.75
Increase (decrease) in net asset value per Class 2 unit	0.11	(0.13)	(3.81)	2.26
Net asset value per Class 1 unit	99.89	99.26	95.00	96.75
Net asset value per Class 2 unit	100.11	99.98	96.17	98.43

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Frontier Fund (the “Trust”), is a Delaware statutory trust formed in August 8, 2003. The Trust is a multi-advisor commodity pool, as described in CFTC Regulation § 4.10(d)(2). The Trust is authorized to issue multiple Series of Units in segregated pools of assets of the Trust, pursuant to the requirements of the Trust Act. The assets of each Series are segregated from the assets of other Series. The Trust is managed by the Managing Owner, and its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances).

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

On January 26, 2007 the Trust filed a registration statement on Form S-1 (File No. 333-140240), which was declared effective on February 12, 2007. The Trust registered in such registration statement Units in the Balanced Series (Class 2) and Long/Short Commodity Series (Class 1 and Class 2).

As of December 31, 2007, the Trust had eight separate Series of Units issued and outstanding: the Balanced Series, Winton Series, Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series. Each Series of Units had two separate sub-classes issued and outstanding—Class 1 and Class 2 (except for the Balanced Series, which has four sub-classes– Class 1, Class 1a, Class 2 and Class 2a).

For additional overview of the Trust’s structure and business activities, see Item 1 “BUSINESS.”

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Managing Owner to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Trust’s financial statements. The Trust’s critical accounting policies and related estimates and judgments underlying the financial statements are as identified below.

Investment Transactions and Valuation

The Managing Owner has evaluated the nature and types of estimates that it makes in preparing the Trust’s financial statements and related disclosures and has determined that the valuation of investments that are not traded on a U.S. or internationally recognized futures exchange involves a critical accounting policy. The market values of futures (exchange traded) contracts, currencies and forward (non-exchange traded) contracts are verified by the Managing Owner, which obtains valuation data from third party data providers and compares those prices with data received from the Trust’s clearing brokers and currency traders. All values are final and conclusive as to all unitholders.

If actual results vary from estimates used, such variances are not anticipated to have a material impact on the financial statements and related disclosures.

The Trust records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and unrealized gain (loss) on investments in the Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

Foreign Currency Transactions

The Trust’s functional currency is the U.S. Dollar; however, it transacts business in currencies other than the U.S. Dollar. Assets and liabilities denominated in currencies other than the U.S. Dollar are translated into U.S. Dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. Dollar are translated into U.S. Dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. Dollars are reported in income.

Allocation of Trading Profits or Losses

Each Series of the Trust offers two sub-classes of Units – Class 1 and Class 2 (except for the Balanced Series, which has four sub-classes of Units – Class 1, Class 1a, Class 2 and Class 2a). All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that Class 1 and Class 1a Units of each Series, as applicable, bear certain expenses related to the servicing of such Units. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading profits and losses of each Series are allocated daily to Class 1, Class 1a, Class 2 and Class 2a Units, as applicable, based on each Class’ relative owners’ capital balance.

Each Series allocates funds to a subsidiary Trading Company, or Trading Companies, of the Trust. Each Trading Company allocates all of its daily trading profits or losses to the Series in proportion to each Series’ funds allocated to the Trading Company, adjusted on a daily basis. As of December 31, 2007, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

Consolidation

The Series, through investing in Trading Companies, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in securities and derivative instruments for the accounts of the respective Series, and have no operating income or expenses, except for trading income and expenses, all of which is allocated to the Series. Trading Companies in which a Series has a majority equity interest are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method and are carried in the Statement of Financial Condition of such Series at fair value based on the interest of each Series in such Trading Company. Fair value represents the accumulated profit or loss associated with the Series investment in the Trading Company(s).

The consolidated financial statements of the Balanced Series include the assets, liabilities and earnings of its wholly owned and majority-owned Trading Companies, Frontier Trading Company I, LLC, Frontier Trading Company II, LLC, Frontier Trading Company IV, LLC, Frontier Trading Company VI, LLC and Frontier Trading Company IX, LLC.

The consolidated financial statements of the Currency Series include the assets, liabilities and earnings of its majority-owned trading company, Frontier Trading Company III, LLC.

The consolidated financial statements of the Campbell/Graham Series include the assets, liabilities and earnings of its majority-owned trading company, Frontier Trading Company V, LLC.

The consolidated financial statements of the Long/Short Commodity Series include the assets, liabilities and earnings of its majority-owned trading company, Frontier Trading Company VII, LLC.

The consolidated financial statements of the Long Only Commodity Series include the assets, liabilities and earnings of its wholly owned trading company, Frontier Trading Company VIII, LLC.

Statement of Cash Flows

The Trust has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102, Statements of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

Investments and Swaps

Transactions are recorded on a trade date basis and all investments are recorded at fair value in the financial statements, with changes in fair value reported as a component of realized and unrealized Gain / (Loss) on Investments in the Statements of Operations. Generally, fair values will be based on quoted market prices; however, in certain circumstances, significant judgments and estimates may be required in determining fair value in the absence of an active market closing price. At December 31, 2007 all investments in futures and forward contracts were based on quoted market prices. The valuation of investments in swap contracts (“Swaps”) involve estimates. See Note 3.

The Managing Owner may make judgments that can frequently require estimates about matters that are inherently uncertain. The Managing Owner provides a good faith estimate of each Series’ daily net asset value (“NAV”) per Unit based on such uncertain information. The Managing Owner’s good faith estimate of each Series’ NAV per Unit is published daily by the Trust and is used for subscriptions, redemptions and exchanges of all Trust Units, and such Unit transactions are final and not subject to subsequent adjustment unless the estimate of NAV varies from the actual NAV by more than one percent (1.0%) of the actual NAV as described within the Prospectus.

The Balanced Series, in order to make investments from time to time in the Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, advances funds to such Series for the purpose of investing in the respective Trading Company or Trading Companies for such Series on behalf of the Balanced Series. The amount of the funds advanced by the Balanced Series to each of the Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series participates on a pari passu basis with the Class 2 Units of such investee Series. The Balanced Series reflects the change in value of these investments as “Net change in inter-series receivables” in the Statement of Operations. The Balanced Series is subject to allocations of income and fees on the same basis as the Limited Owners of such Series. To avoid duplication of fees, fees are not charged by the Balanced Series on the capital allocated to investments in affiliated Series, and the Managing Owner monitors such allocations so that aggregate fees of the investee Series on the Balanced Series investments do not exceed the allowable fees of the Balanced Series as provided in the Trust’s Prospectus.

Swap contracts are marked to market daily primarily using quotations from counterparties. The value of the contracts is separately disclosed in the Statements of Financial Condition. The unrealized appreciation (depreciation) related to the change in valuation of the notional amount of the swap is combined with the amount due to (owed by) the Series at termination or settlement. The net change in this amount during the period is included on the Statements of Operations. The Series also records any periodic payments received from (paid to) the counterparty, including at termination, under such contracts as realized gain (loss) on the Statement of Operations.

Interest Income

Interest income from all sources, including assets held at clearing brokers and cash and cash equivalents held at banks, is aggregated and allocated across all Series in proportion to their daily Net Asset Value.

Income Taxes

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The adoption of FIN 48 was effective for the Trust on January 1, 2007, and did not impact the Trust’s financial position or results of operations.

Recent Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Trust on January 1, 2008, and management does not expect that the adoption of SFAS 157 will have a material impact on the Trust’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for the Trust on January 1, 2008. Management is currently evaluating the provisions of SFAS 159 and its potential effects on its financial statements.

In April 2007, the FASB issued Interpretation No. 39-1, Amendment of FASB Interpretation No. 39 (“FIN 39-1”). FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the Consolidated Statements of Financial Condition. In addition, FIN 39-1 permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007. The adoption of FIN 39-1 on January 1, 2008 is not expected to have a material impact on the Trust’s Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51 (“SFAS 160”), to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective on January 1, 2009 and is not expected to have a significant impact on the Trust’s financial statements.

In applying these policies, the Managing Owner may make judgments that can frequently require estimates about matters that are inherently uncertain.

Liquidity and Capital Resources

The Trust will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Trust’s business, it makes no capital expenditures and has no capital assets that are not operating capital or assets.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At December 31, 2007, cash deposited at the clearing brokers was $52,225,010 for the Balanced Series, $12,761,730 for the Campbell/Graham Series, $1,539,788 for the Currency Series, $0 for the Long Only Commodity Series and $21,539,642 for the Long/Short Commodity Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each week. Currently, this amount is estimated to be 3.67%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the United States, or by a person controlled by or supervised by and acting as an instrumentality of the government of the United States pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham Series, Currency Series, Dunn Series and Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 20% of the Trust’s assets are expected to be committed as required margin for futures contracts and forward and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held in either U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds, certificates of deposit (under nine months) and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. Federally chartered banks. As of December 31, 2007, total cash and cash equivalents and short term investments held at banking institutions were $176,009,417 for the Balanced Series, $41,692,931 for the Winton Series, $35,416,683 for the Campbell/Graham Series, $12,715,131 for the Currency Series, $3,077,061 for the Graham Series, $4,275,935 for the Long Only Commodity Series, $28,837,629 for the Long/Short Commodity Series and $322,995 for the Managed Futures Index Series.

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

In addition to market risk, trading futures, forward and swap contracts entails credit risk which is the risk that a counterparty will not be able to meet its obligations to a Trading Company. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. Some non-U.S. exchanges, in contrast to U.S. exchanges are principals’ markets in which performance is the responsibility only of the individual counterparty with whom the Trading Company has entered into the transaction with and not of the exchange or clearing corporation. In these kinds of markets, there is risk of bankruptcy or other failure or refusal to perform by the counterparty.

In the case of forward contracts traded on the interbank market and swaps, neither is traded on an exchange. The counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus, there may be a greater counterparty credit risk. The Managing Owner expects the Trading Advisors to trade only with those counterparties which it believes to be creditworthy. All positions of each Trading Company are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to any Trading Company.

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

Results of Operations

Market Conditions for Twelve Months Ended December 31, 2007

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

Currencies

The U.S. Dollar started the month strongly, but then fell into a narrow trading range for the remainder of January. The British Pound gained 0.3%, the Japanese Yen was down 1.3%, and the Euro decreased 1.3% against the U.S.Dollar. The Canadian Dollar fell by 1.0% against the U.S. Dollar and gained 0.3% against the Euro.

Stock Indices

Stock markets continued the upward trend that began in June 2006. The S&P 500 finished the month up 1.4% and the NASDAQ Composite was higher by 2%. The blue-chip Dow Jones Industrial Index continued to set new all-time highs during January, culminating with an intraday high of 12,657 and finishing the month up 1.3% at 12,621. In Europe, futures on the German DAX finished the month up just over 3% while French CAC-40 futures were up 0.6%. Japanese Nikkei 225 futures finished the month higher by nearly 1%.

Energy

The petroleum markets went into a tailspin the first half of the month and finished lower despite a sharp recovery in the second half of January. After being down nearly 18% in the middle of the month, crude oil finished the month lower by 6.8% at $58.14. Heating oil barely changed, but gasoline blendstock lost 6.5%. Colder weather swept through much of the United States, driving natural gas futures higher by 17.9%.

Metals

After a three-day rout to begin the month, April gold recovered and finished January at $657.90/oz, up 2.1%. March silver behaved similarly, up 4.9% by the end of the month. March copper fell by 7.7% in the first trading session before spending the rest of the month in a trading range, finishing lower by 9.6%.

Commodities

A bullish government report drove corn to lock limit up on the Friday before the long Martin Luther King weekend, but that was nearly all the bulls could muster as the market meandered downward for the rest of the month to finish with a gain of only 3.5%. Wheat was unaffected and finished the month down 6.7%. Sugar broke out of a three-month trading range and began another leg down, finishing the month lower by 9.8%.

February 2007

Interest Rates

Longer-term U.S. interest rate futures reversed course and moved haltingly upward through most of February. Everything changed on February 27th, as a sharp worldwide stock market decline drove futures strongly higher. A flight-to-quality and fears of an oncoming U.S. recession on that day combined to create an explosive move upward in shorter-term rate futures, further inverting the U.S. yield curve. Although European interest rate futures spent most of the month in a trading range, the events of the 27th affected markets around the world, including Europe, and futures of all maturities moved up in concert with the American markets.

Currencies

The U.S. Dollar moved steadily downward against most major currencies in February, with the sole exception being the British Pound, which was only slightly lower. The Japanese Yen was up 1.8% and the Euro increased 1.5% against the U.S. Dollar. The Canadian Dollar climbed 0.6% against the U.S Dollar and fell 0.9% against the Euro.

Stock Indices

The big story of the month was the worldwide stock sell-off on February 27th. After what appeared to be another up month in most of the global stock markets, the Chinese market sold off sharply amongst fears the government would move to curb rampant speculation. The near panic selling continued in the European markets and then crossed the pond to the U.S. markets, with the DJIA finishing the day down 3.3% and the month off by 2.8%. The S&P 500 finished the month down 2.2% and the NASDAQ Composite was lower by 1.9%. In Europe, futures on the German DAX fell more than 5% on the 27th and finished the month down 1.8%, while French CAC-40 futures were down 2.1%. Japanese Nikkei 225 futures finished the month higher by 0.4%.

Energy

With the exception of gasoline, the energy markets were relatively quiet in February, with crude oil finishing the month higher by 5% at $61.79/bbl. Heating oil was up 5.6%, but natural gas fell by 4.6%. Gasoline blendstock gained 10.7% with a powerful late-month upward thrust.

Metals

After moving upward throughout the month, April gold fell along with inflation expectations on February 27th and finished the month at $672.50/oz, up 2.2%. May silver behaved similarly, up 3.9% by the end of the month. May copper reversed its three-month long downtrend, gaining 5.7% during February.

Commodities

Soybeans led the grains complex with a mid-month rise of nearly 10%, but then fell back to finish the month up 7.2%. Orange juice shook off the sharp drop of the previous month and climbed steadily to a positive 9.1% performance.

March 2007

Interest Rates

While short-term U.S. interest rate futures remained range-bound and volatile throughout the month, the longer-term contracts reversed course and headed downward in March. European rate futures fell precipitously in the second half of the month, signaling an expectation of higher rates to come.

Currencies

The U.S. Dollar continued to fall in March, finishing down 0.8% as measured by the U.S. Dollar Index (a benchmark that measures the U.S. Dollar’s value against a basket of foreign currencies). The Japanese Yen was up 0.6% and the Euro increased nearly 1% against the U.S. Dollar. The Canadian Dollar climbed 1.4% against the U.S. Dollar and 0.4% against the Euro.

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

Energy

After a lackluster first half of March, the energy complex rallied strongly on fears of increased Middle East instability when Iran took prisoner fifteen British sailors and Marines. Crude oil finished the month higher by 4.5% at $65.87/bbl. Heating oil was up 5.7% and gasoline blendstock continued an upward trend, gaining 9.0% by the end of March. While remaining range-bound, natural gas also increased, finishing the month higher by 4.4%.

Metals

June gold took a pounding along with stocks in the first few trading sessions of the month, but then recovered to finish down 1.4% at $669/oz. May silver fell even harder, down more than 10% early in the month and finishing March lower by 5.5%. Copper continued to streak upward, with the May contract up 14.3% at the end of the month.

Commodities

After moving steadily lower through the month, corn was hit hard and locked limit down in the last trading session of March to finish down 14%. Wheat moved down in sympathy, but soybeans remained range-bound and finished the month off 3.3%. In response to the housing slowdown in the United States, lumber continued trending downward, losing 8% by the end of the month.

April 2007

Interest Rates

After falling sharply in the first week of the month, longer-term U.S. interest rate futures were able to recover and finish April slightly higher. Futures at the short end of the curve finished significantly down, however, in recognition that the United States economy may not be as weak as the housing sector would indicate. Interest rate futures in Europe fell across the board, narrowing the spread with the United States Since the “flight to quality” at the end of February and the first few days of March, European rate futures have fallen steadily, even as European stock indices have climbed to one new record after another.

Currencies

The U.S. Dollar continued to drop in April, finishing lower by 1.8% as measured by the U.S. Dollar Index. The Japanese Yen was down 1.5% and the Euro climbed nearly 2.2% against the U.S. Dollar, driving the Euro/Yen cross rate to a new record high, up 3.6%. The Canadian Dollar skyrocketed nearly 4% against the U.S. Dollar and 1.8% against the Euro.

Stock Indices

European and U.S. stock markets shot past the February highs into new record territory in April. The DJIA jumped by 5.7%, its biggest monthly percentage gain since October 2002. Both the S&P 500 and the NASDAQ Composite finished the month up 4.3%. European markets also had stellar months, as German DAX futures were up 6.3% and French CAC-40 futures rose nearly 6%.

Energy

While crude oil remained in a tight range and finished the month lower by 2.6% at $65.71/bbl, tight supplies and the oncoming summer driving season drove gasoline prices higher by 10.8%. Heating oil was up slightly, and natural gas remained range-bound and finished the month nearly unchanged.

Metals

July copper continued to move sharply higher, adding another 13.3% in April. June gold closed above $695/oz for the first time since late February, but then pulled back to finish the month up 2.2% at $683.50/oz. Silver behaved similarly. After pulling back in March, zinc moved steadily higher.

Commodities

While corn remained in a volatile trading range, soybeans moved steadily downward and finished the month off 4.5%. Wheat went its own way and moved sharply higher, up 9.2% for the month at $4.95/bu. Cotton dropped precipitously and ended the month down 10.5%.

May 2007

Interest Rates

In the face of a steadily climbing stock market and fears of inflation, U.S. interest rate futures across the entire curve fell significantly in May, giving traders plenty of opportunities from which to profit. European interest rate futures also dropped, as strong economic data reinforced expectations of ECB rate raises in the future.

Currencies

After flirting with all-time lows in April, the U.S. Dollar Index recovered slightly in May, gaining 1% during the month. The Japanese Yen continued to fall, down an additional 1.8% against the U.S. Dollar, and the Euro fell 1.4%, driving the Euro/Yen cross rate to another new record high, up 0.4%. While the Australian Dollar was little changed, the Canadian Dollar continued its meteoric rise, climbing nearly 4% against the U.S. Dollar for the second month in a row and 5.3% against the Euro.

Stock Indices

Stock buyers did not miss a beat as the spectacular gains seen in April continued into May. Both U.S. and European stock markets continued to set one new record close after another. The DJIA jumped by 4.3% in May to close at a record 13,627. After a nearly seven year long drawdown, the S&P 500 eclipsed its previous highest monthly close set in August 2000, climbing 3.3% to finish the month at 1530.6. European markets also had excellent months, as German DAX futures rose 6.3% (duplicating its April performance) and French CAC-40 futures rose nearly 2.6%.

Energy

Gasoline prices fell immediately following the long U.S. Memorial Day weekend, finishing the month little changed. Crude oil continued to be volatile and range-bound, finishing the month lower by 4.8% at $64.01/bbl. Heating oil was down slightly, and natural gas showed no directional movement, finishing May nearly unchanged.

Metals

July copper corrected against the uptrend, shedding 5.4% in May. Gold and silver followed, with June gold down 3.3% to $661/oz and July silver finishing little changed.

Commodities

While corn remained in a trading range, the soy complex moved strongly higher, with July soybeans finishing up 8.5%. Soybean oil and soybean meal move higher, as well. Coffee reversed a four-month downtrend to settle higher by 5.4%. Lumber reversed a downtrend that had been in place since the first of the year, climbing 13.4%.

June 2007

Interest Rates

After falling precipitously the previous month, interest rate futures on both sides of the Atlantic bottomed-out in the middle of the June and even strengthened going into the end of the month. The recovery was most apparent at the longer end of the curve, although shorter U.S. rate futures, such as Eurodollars, participated as well.

Currencies

The U.S. Dollar showed remarkable strength in the beginning of June, but then retreated along with interest rates to finish the month off by 0.5%. The Japanese Yen continued its long decline, down an additional 1.1% against the U.S. Dollar. The Euro, however, climbed 0.7%, driving the Euro/Yen cross-rate to another new record high, up 1.8%. After pausing for six weeks, the Australian Dollar resumed its upward trend, up 2.5% against the U.S. currency. It was the Canadian Dollar’s turn to pause, climbing only 0.4% against the U.S. Dollar and falling slightly against the Euro.

Stock Indices

Reflecting climbing oil prices and uncertainty in interest rates, the world’s stock markets remained within a trading range during June. The DJIA fell by 1.6% to finish at 13,408. After setting a new record monthly close in May, the S&P 500 retreated by 1.8%. German DAX futures rose 0.6% and French CAC-40 futures fell nearly 1%.

Energy

Crude oil broke out of a trading range and climbed throughout the month in June, finishing higher by 8.8% at $70.68/bbl. Gasoline blendstock was relatively quiet, closing 4% higher. Heating oil followed crude oil higher, up 7.6% by the end of the month. Natural gas prices fell sharply, off 14%.

Metals

August gold lurched unsteadily downward in June, finishing the month lower by 2.4% at $650.90/oz. September silver fell dramatically in the second half of the month to shed 8.3%. September copper remained range-bound, closing up 1.8%.

Commodities

After a steep run-up earlier in the month, a bearish U.S. government report claiming a 19% increase in planted corn acreage accelerated a sharp decline in corn prices, which closed out the month down 8.8%. The same report was bullish for the soy complex, with November soybeans finishing up 5.4%. Soybean oil and soybean meal move higher, as well. Cotton gapped up and never looked back, up nearly 12% on the month.

July 2007

Interest Rates

As problems related to the U.S. sub-prime mortgage market continued to spread, interest rate futures on both sides of the Atlantic climbed steadily higher in July. Stock markets around the world fell dramatically on July 26, triggering a corresponding flight-to-quality which accelerated the increase in bond prices. This was particularly notable at the short end of the curve, as traders anticipated a rate cut by the Fed in response to a tightening credit market.

Currencies

The U.S. Dollar Index fell steadily through most of July, but gained strength with the flight-to-quality later in the month to finish down 1.4%. Many commentators attributed the sharp Japanese Yen increase of 3.8% to an unwinding of the “carry” trade, in which low-yielding currencies are borrowed to invest in high-yielding currencies. For several years the Japanese Yen has been a favorite of carry traders due to the low yield of Japanese bonds. The Euro finished the month up 1.1% against the U.S. Dollar, and down 2.7% against the Japanese Yen, ending the string of record highs in the Euro-Yen cross rate. After showing strength earlier in the month, both the Australian Dollar and Canadian Dollar fell in the last few trading sessions to finish little changed.

Stock Indices

The U.S. sub-prime mortgage problems spread and threw a chill into stock markets around the world in July. The DJIA fell 2.3% on July 26, its biggest one-day drop since the debacle of February 27th when it fell just over 3%. For the month, the DJIA was down 1.5%, the S&P 500 was down 3.2%, and the NASDAQ Composite fell 2.2%. European markets also had a declining month, as German DAX futures fell 6% and French CAC-40 futures finished down 5.2%.

Energy

Higher energy prices also contributed to the stock market decline as crude oil climbed 10.2% to $78.21/bbl, a record daily high and monthly closing price. Gasoline fell by 4% and heating oil rose 3.2%. The natural gas market continued to fall, declining 9.9%.

Metals

December gold climbed and then fell to finish the month up 2.3% at $679.20/oz. September silver followed suit to finish up 4.4%, and September copper closed July up 5.7% in a relatively quiet and directionless month.

Commodities

Soybeans fell back in July, declining 2.7% for the month and 10.3% from the mid-month high of $9.50/bu. The livestock sector scored gains, as lean hogs climbed more than 17% and live cattle finished up 5.5%.

August 2007

Interest Rates

The flight-to-quality that started in the late days of July became a full-scale exodus in August, as risk-averse investors flooded into U.S. Treasury bonds. The increase in bond and note prices happened across the entire curve. Traders of 30-day Fed Funds futures, expecting lower short-term rates ahead, drove the contract up to its largest single-month gain in nearly four years. European rate futures were also up across the board, although not to the extent of their American cousins.

Currencies

The important story in August was the dramatic unwinding of the carry trade. Massive carry trade positions that were short Japanese Yen and long higher-yielding currencies were closed out in the first half of the month as traders tried to limit losses and raise capital to cover other losing positions. The culmination was a full-scale rout on August 16 th, when the Australian Dollar had its largest single-day move ever, losing 3.5% against the U.S. Dollar and 5.8% against the Japanese Yen. Against the U.S. Dollar, the Japanese Yen gained 2.5% during the month and the Euro was off by 0.4%. The Canadian Dollar was up 1% against the U.S. Dollar and 1.4% against the Euro.

Stock Indices

Although bedlam in the financial markets continued through much of August, U.S. stock markets recovered from early losses to finish slightly up on the month. The S&P 500 was down nearly 6% intraday on August 16th, but recovered to finish the day higher and the month higher by 1.3%. Similarly, the DJIA was up 1.1% and the NASDAQ Composite gained 2%. While German DAX futures were higher by 1.9%, French CAC-40 futures finished lower by 1.3%.

Energy

In the face of financial market gridlock and possible recession ahead, crude oil futures finished off 4.6%, although even though this was a strong recovery from the mid-month losses of nearly 11%. Heating oil was down 3.9%, and natural gas fell by 14.8%.

Metals

Gold was nearly unchanged in August at $681.90/oz. Silver fell by 7.3% and copper was off 6.2%.

Commodities

Wheat set a new all-time record high in August, rising nearly 20% to $7.67/bu. In spite of a strong downward move in the middle of the month, soybeans recovered to finish the month up 2.9%. Orange juice continued to fall, down another 15.9% for the month.

September 2007

Interest Rates

The financial market chaos of July and August abated somewhat in September, as major problems appeared to be isolated and liquidity returned. The meteoric rise in short-term rate futures of the previous month gave way to range-bound, albeit volatile trading in September. After continuing to rise early in the month, longer-term rate futures on both sides of the Atlantic retreated before month-end to finish mixed.

Currencies

The dominant theme of September was the general decline of the U.S. Dollar. The U.S. Dollar Index finished down 3.8%, setting a new all-time record low. Recovering from a devastating pullback in August, the Australian Dollar rose 8.4% against the U.S. Dollar, its largest single-month gain of the last 30 years. Also against the U.S. Dollar, the Euro was up 4.7%, the British Pound gained 1.5%, and the Japanese Yen picked up 0.8%. The Canadian Dollar was up 6.4% against its U.S. counterpart and 1.6% against the Euro.

Stock Indices

After the Fed’s surprise 0.5% lowering of the Federal funds rate (the “Fed funds rate”) on September 18, stock indices in the United States and Europe strengthened, shaking off the fears of the earlier two months. The DJIA gained nearly 538 points, or 4%, during the month to finish at 13,896, a new record high monthly close. The S&P 500 tacked on 3.6%, and the NASDAQ Composite was up 4.1%. German DAX futures gained 2.2% and French CAC-40 futures were up 0.5%.

Energy

In the face of a declining U.S. Dollar, crude oil futures climbed steadily throughout September to finish up 11.4% to $81.66/bbl. Heating oil was up 7.3%, and natural gas gained 6.3%, its first positive month since April.

Metals

In another move related to the falling U.S. Dollar, gold futures broke convincingly out of a trading range and gained 9.9% to finish at $742.80/oz, another all-time high monthly close. Silver gained 13.8%, and copper finished higher by 7.2%.

Commodities

Wheat set another new all-time record high in September, rising 21.1% to $9.39/bu. Soybeans also strengthened, gaining 12.3%. Coffee picked up 11% while lean hogs were down 9.6%.

October 2007

Interest Rates

After dipping in the first part of the month, most U.S. interest rate futures reversed sharply to finish up for the month of October. The exceptions were 30-day Fed Funds futures, which continued to consolidate prior gains and finished slightly down. European rate futures across the curve tracked their U.S. counterparts for most of the month, but retreated precipitously in the last trading session to finish lower.

Currencies

Pessimism over the future of the U.S. economy contributed to the continuing decline of the U.S. Dollar during October. For the month, the U.S. Dollar Index finished down 1.6%, setting another new all-time record low. The Euro and the British Pound continued to strengthen against the U.S. Dollar, gaining 1.5% and 1.6% respectively for October. The Australian Dollar continued its meteoric rise against the U.S Dollar, gaining 5.2% for the month. The Japanese Yen dropped against the U.S. Dollar during the first part of the month, finishing slightly down for October. The Canadian Dollar was up 5.2% against its U.S. counterpart, setting a new thirty-year high.

Stock Indices

The DJIA reached an all time closing high of 14,167 on October 9, but fell slightly the second half of the month, finishing at 13,930. The S&P 500 gained 1.5%, and the NASDAQ Composite continued its strong performance, up 5.8% during the month. German DAX futures gained 1.9% and French CAC-40 futures were up 2%.

Energy

The petroleum complex continued to rocket upwards, with Crude oil futures setting a new record high monthly close, finishing up 17% to $93.27/bbl. Heating oil also strengthened and set a new record high, gaining 12.8%. Natural gas remained in a trading range, up 8.1%.

Metals

Gold futures continued to strengthen and gained 6%, finishing at $795/oz, another all-time high monthly close. Copper futures reversed in the beginning of the month, with prices dropping by 4.6%.

Commodities

Wheat, which reached an all-time record high in September, reversed a four-month upward trend and finished down 14% to $8.08/bu. Coffee decreased sharply the second half of the month and finished lower by 5.2%. Soybeans consolidated recent gains, closing up 1.7%, while lean hogs continued a downward trend, ending lower by 13.5%.

November 2007

Interest Rates

In response to worsening housing news in both the United States and Great Britain, interest rate futures on both sides of the Atlantic and across the entire curve climbed steadily for most of the month. A late-month pullback, primarily in the European rate futures, was not enough to erase the strong performance for November.

Currencies

Worries about the U.S. economy and expectations for additional Fed funds rate cuts contributed to the U.S. Dollar’s decline in November. The U.S. Dollar Index finished down 0.4% at another new record low monthly close. After setting a new record high early in the month, the Canadian Dollar suddenly reversed course, and losing 5.5% against its U.S. counterpart by the end of the month. The Euro continued to strengthen against the U.S. Dollar, gaining 1% during November. The British Pound fell against the U.S. Dollar, finishing the month down 1.1% after reports of declining UK housing prices. The nationwide house price index of HBOS, UK’s largest mortgage provider, showed the sharpest contraction in nearly 10 years, sparking expectations of lower interest rates to come. The Australian Dollar reversed the upward trend against the U.S. Dollar that has been in place since August, dropping 5.3% for the month. The Japanese Yen gained against the U.S. Dollar, finishing up 3.7% for the month.

Stock Indices

The DJIA, which reached an all time intraday high of 14,198 in October, fell sharply the first part of November. The blue chip index recouped some of the loss after Abu Dhabi Investment Authority announced it would invest $7.5 billion in Citigroup Inc., which had suffered severe losses in the midst of the ongoing crisis in the mortgage market. The DJIA finished the month at 13,371, a decline of 5.8%. The S&P 500 index followed the same pattern as the DJIA and finished down 4.4%. The NASDAQ Composite reversed an upward trend that began in August and finished down 6.9%. French CAC-40 and German DAX futures also dropped in the beginning of November but bounced back, finishing lower by 2.9% and 2.3% respectively.

Energy

Natural gas futures prices spent most of last month on a downward path, finishing down 15.7%. After setting a new all-time intraday high of $99.29/bbl, January crude oil futures retreated sharply the last part of the month, finishing down 4.9% at $88.71/bbl. Heating oil also hit a new intraday record high, but dropped the second half of the month to finish lower by 1.1%. Gasoline prices were also lower, finishing down 5.1%.

Metals

In the midst of concerns over the sustainability of Chinese demand for copper and worldwide economic growth, copper futures continued to weaken and dropped 8.8% during November. Silver futures reached a new 25-year intraday high in early November, but weakened the last part of the month to finish down 3%. Gold futures also hit a new 25-year record high of $855/oz on November 7th before retreating, finishing down 1.6% to $789/oz.

Commodities

Soybean futures prices have rallied sharply from the beginning of the year, resulting in the highest prices in three decades, and may be headed for all-time highs. January soybeans reached an intraday high of $11.09/bu on November 26 and closed up 5.3%. Corn finished higher by 2.2%. Wheat recouped some of the October loss and finished up 6.7%. Lean hogs reversed a downward trend and finished up 2.4%.

December 2007

Interest Rates

Directionless and range-bound trading led U.S. interest rate futures to finish mixed for the month of December. The European interest rate futures across the entire curve dropped precipitously during the first part of December and finished significantly lower.

Currencies

The U.S. Dollar Index, which has been on a downward path for most of the year, finished December up 0.7%. The Euro weakened against the U.S. Dollar in the beginning of December, but reversed course by the end of the month, finishing down 0.3%. Worries about the U.K. economy and expectations for additional rate cuts by the Bank of England contributed to the British Pound’s decline in December. The British Pound fell against the U.S. Dollar, finishing the month down 3.5%. The British Pound also fell against the Euro, dropping 3.2% for the month. The Japanese Yen and the Australian Dollar lost against the U.S. Dollar, finishing down 0.4% and 1.1% respectively. The Canadian Dollar finished the month nearly unchanged against the U.S. Dollar.

Stock Indices

The DJIA gained in the beginning of December, but changed course mid-month and finished at 13,264.8, a decline of 0.8%. The S&P 500 index and the NASDAQ Composite followed the same pattern as the DJIA and finished down 0.9% and 0.3% respectively. German DAX futures recouped some of their November losses, finishing up 2.1%, while FTSE futures were nearly unchanged. The Nikkei Index finished lower by 2.4% in December.

Energy

Crude oil futures approached the November highs in December, finishing the year up 57% at $95.98/bbl, the largest annual percentage jump since 1999. Natural gas futures prices recouped some of the November loss, finishing up 1.5%. Gasoline prices were also up in December, rising 10.5%. Heating oil also finished higher by 6%.

Metals

Copper futures, which have been on a downward path since early October, finished down 4.5%. Platinum futures continued to strengthen during December, finishing up 5.3%. Silver futures, which reached a new 25-year intraday high in early November, also finished up 5.3%. Gold futures, which hit a new 25-year high in November, finished up 6.2% at $838/oz.

Commodities

Strong Chinese demand for soybean products has been a factor behind the recent increase in soybean futures prices. March soybeans reached an intraday high of $12.48/bu on December 28 and closed up 10.6%. Corn continued its upward path, finishing higher by 13.5%. Sugar futures prices finished higher 11%. Lumber futures prices dropped in December, finishing down 7.2%.

Series Returns and Other Information

The returns for each Series and Class of Units for the twelve months ended December 31, 2007, and related information, are discussed below. Each Series had exposure to commodity interest positions within one or more sectors during 2007. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and Net Asset Value figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the fourth quarter (except as otherwise noted) and for the full calendar year. See comments above under Market Condition for Twelve Months Ended December 31, 2007 for information regarding the market performance of each sector on a month-by-month basis during the year. Charts depicting the performance of the various Series’ positions within each of the relevant sectors during the prior three quarters were included in the Trust’s quarterly reports on Form 10-Q previously filed.

Balanced Series

The Balanced Series – Class 1 Net Asset Value lost 4.9% for the twelve months ended December 31, 2007, net of fees and expenses; the Balanced Series – Class 1a Net Asset Value lost 5.3% for the twelve months ended December 31, 2007, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value lost 2.0% for the twelve months ended December 31, 2007, net of fees and expenses; the Balanced Series – Class 2a Net Asset Value lost 2.5% for the twelve months ended December 31, 2007, net of fees and expenses.

For the twelve months ended December 31, 2007, the Balanced Series recorded net gain on investments of $4,789,018, net interest of $6,823,418, and total expenses of $19,654,933, resulting in a net decrease in Owners’ capital from operations of $13,183,593 after minority interests of ($5,141,096). The Net Asset Value per Unit, Class 1, decreased from $106.66 at December 31, 2006, to $101.46 at December 31, 2007. For Class 1a, the Net Asset Value per Unit decreased from $95.97 at December 31, 2006, to $90.90 at December 31, 2007. The Net Asset Value per Unit, Class 2, decreased from $114.24 at December 31, 2006, to $112.00 at December 31, 2007. For Class 2a, the Net Asset Value per Unit decreased from $97.88 at December 31, 2006, to $95.47 at December 31, 2007. Total Class 1 subscriptions and redemptions for the twelve months were $45,063,047 and $53,164,207, respectively. Total Class 1a subscriptions and redemptions for the twelve-month period were $2,453,374 and $758,846, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $12,361,842 and $13,809,185, respectively. Total Class 2a subscriptions and redemptions for the twelve month period were $799,760 and $184,318, respectively. Ending capital at December 31, 2007, was $204,740,748 for Class 1, $5,638,500 for Class 1a, $45,954,042 for Class 2 and $1,251,556 for Class 2a. At December 31, 2006, ending capital was $224,559,900 for Class 1, $4,203,865 for Class 1a, $48,581,401 for Class 2 and $661,806 for Class 2a.

In November and December, the Balanced Series, through Frontier Trading Company I, LLC, engaged in a fund option transaction, whereby the Balanced Series obtains exposure to the performance of additional commodity funds held by a counterparty to the option, for the purpose of further diversification among trading advisors and styles. The Trust does not have transparency to the underlying investments of these commodity funds, so the returns from this program cannot be characterized.

The Balanced Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2007. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Balanced Series

Winton Series (Formerly the Beach Series)

The Winton Series – Class 1 Net Asset Value gained 7.7% for the twelve months ended December 31, 2007, net of fees and expenses; the Winton Series – Class 2 Net Asset Value gained 11.0% for the twelve months ended December 31, 2007, net of fees and expenses.

For the twelve months ended December 31, 2007, the Winton Series recorded net gain on investments of $4,995,445, net interest of $563,371, and total expenses of $1,718,813, resulting in a net increase in Owners’ capital from operations of $3,840,003. The Net Asset Value per Unit, Class 1, increased from $105.65 at December 31, 2006, to $113.83 as of December 31, 2007. The Net Asset Value per Unit, Class 2, increased from $106.81 at December 31, 2006, to $118.61 as of December 31, 2007. Total Class 1 subscriptions for the twelve months were $34,289,489 and redemptions were $1,381,913. Total Class 2 subscriptions and redemptions for the twelve-month period were $9,328,823, and $684,886, respectively. Ending capital at December 31, 2007, was $35,664,260 for Class 1 and $10,374,901 for Class 2. Ending capital at December 31, 2006, was $356,924 for Class 1 and $290,721 for Class 2.

The Winton Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2007. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Winton Series

Campbell/Graham Series

The Campbell/Graham Series – Class 1 Net Asset Value lost 4.5% for the twelve months ended December 31, 2007, net of fees and expenses; the Campbell/Graham Series – Class 2 Net Asset Value lost 1.6% for the twelve months ended December 31, 2007, net of fees and expenses.

For the twelve months ended December 31, 2007, the Campbell/Graham Series recorded net gain on investments of $1,730,298, net interest of $1,614,470, and total expenses of $4,346,128, resulting in a net decrease in Owners’ capital from operations of $2,336,186 after minority interests of ($1,334,826). The Net Asset Value per Unit, Class 1, decreased from $96.27 at December 31, 2006, to $91.90 as of December 31, 2007. The Net Asset Value per Unit, Class 2, decreased from $101.86 at December 31, 2006, to $100.20 as of December 31, 2007. Total Class 1 subscriptions for the twelve months ended December 31, 2007, were $16,528,939 and redemptions were $7,450,850. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2007, were $1,454,351, and $3,038,831, respectively. Ending capital at December 31, 2007, was $55,530,902 for Class 1 and $5,820,002 for Class 2. Ending capital at December 31, 2006, was $48,843,314 for Class 1 and $7,350,167 for Class 2.

The Campbell/Graham Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2007. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Campbell/Graham Series

Currency Series

The Currency Series – Class 1 Net Asset Value lost 0.5% for the twelve months ended December 31, 2007, net of fees and expenses; the Currency Series – Class 2 Net Asset Value gained 2.6% for the twelve months ended December 31, 2007, net of fees and expenses.

For the twelve months ended December 31, 2007, the Currency Series recorded net loss on investments of $90,083, net interest of $435,431, and total expenses of $458,545, resulting in a net decrease in Owners’ capital from operations of $113,197. The Net Asset Value per Unit, Class 1, decreased from $101.16 at December 31, 2006, to $100.66 as of December 31, 2007. The Net Asset Value per Unit, Class 2, increased from $108.23 at December 31, 2006, to $111.00 as of December 31, 2007. Total Class 1 subscriptions and redemptions for the twelve months ending December 31, 2007 were $4,092,276, and $1,073,104, respectively. Total Class 2 subscriptions and redemptions for the twelve months ending December 31, 2007, were $1,127,954 and $828,550, respectively. Ending capital at December 31, 2007, was $9,791,812 for Class 1 and $800,194 for Class 2. Ending capital at December 31, 2006, was $6,891,891 for Class 1 and $494,736 for Class 2.

All commodity interest positions of the Currency Series during 2007 were within the Currencies sector.

Dunn Series

The Dunn Series ceased trading on October 12, 2007.

The Dunn Series – Class 1 Net Asset Value lost 31.5% for the period January 1, 2007 through October 12, 2007, net of fees and expenses; the Dunn Series – Class 2 Net Asset Value lost 29.9% for the period January 1, 2007 through October 12, 2007, net of fees and expenses.

For the period January 1, 2007 through October 12, 2007, the Dunn Series recorded net loss on investments of $33,796, net interest of $1,966, and total expenses of $2,662, resulting in a net decrease in Owners’ capital from operations of $34,492. The Net Asset Value per Unit, Class 1, decreased from $76.91 at December 31, 2006, to $52.69 as of October 12, 2007. The Net Asset Value per Unit, Class 2, decreased from $82.27 at December 31, 2006, to $57.71 as of October 12, 2007. There were no Class 1 subscriptions for the period January 1, 2007 through October 12, 2007. Total Class 1 redemptions were $91,734 for the period January 1, 2007 through October 12, 2007. There were no Class 2 subscriptions for the period January 1, 2007 through October 12. Class 2 redemptions for the period January 1, 2007 through October 12 were $25,708. Ending Capital at December 31, 2007, was $0 for Class 1 and $0 for Class 2. Ending capital at December 31, 2006, was $123,164 for Class 1 and $28,770 for Class 2.

The Dunn Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors prior to ceasing trading on October 12, 2007. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Dunn Series (1)

(1)	The Dunn Series ceased trading operations on October 12, 2007; therefore, only Market Conditions and Sector Attributions through the third quarter of 2007 apply.

Graham Series

The Graham Series – Class 1 Net Asset Value gained 12.2% for the twelve months ended December 31, 2007, net of fees and expenses; the Graham Series – Class 2 Net Asset Value gained 15.6% for the twelve months ended December 31, 2007, net of fees and expenses.

For the twelve months ended December 31, 2007, the Graham Series recorded net gain on investments of $1,258,686, net interest of $206,887, and total expenses of $593,562, resulting in a net increase in Owners’ capital from operations of $872,011. The Net Asset Value per Unit, Class 1, increased from $84.70 at December 31, 2006, to $95.04 as of December 31, 2007. The Net Asset Value per Unit, Class 2, increased from $90.25 at December 31, 2006, to $104.37 as of December 31, 2007. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2007 were $1,274,358 and $1,786,900, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2007 were $24,016 and $555,334, respectively. Ending capital at December 31, 2007, was $6,060,207 for Class 1 and $1,808,776 for Class 2. Ending capital at December 31, 2006, was $5,991,337 for Class 1 and $2,049,495 for Class 2.

The Graham Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2007. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Graham Series

Long Only Commodity Series

The Long Only Commodity Series – Class 1 Net Asset Value gained 16.1% for the twelve months ended December 31, 2007, net of fees and expenses; the Long Only Commodity Series – Class 2 Net Asset Value gained 18.4% for the twelve months ended December 31, 2007, net of fees and expenses.

For the twelve months ended December 31, 2007, the Long Only Commodity Series recorded net gain on investments of $545,270, net interest of $509,099, and total expenses of $329,370, resulting in a net increase in Owners’ capital from operations of $724,999. The Net Asset Value per Unit, Class 1, increased from $95.45 at December 31, 2006 to $110.79 as of December 31, 2007. The Net Asset Value per Unit, Class 2, increased from $97.13 at December 31, 2006, to $115.04 as of December 31, 2007. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2007 were $1,304,399 and $1,584,773, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2007 were $196,183 and $47,605, respectively. Ending capital at December 31, 2007, was $4,730,889 for Class 1 and $299,179 for Class 2. Ending capital at December 31, 2006, was $4,321,464 for Class 1 and $115,401 for Class 2.

The Long Only Commodity Series had exposure to long commodity interest positions within the Energies, Metals and Commodities sectors during 2007.

The Long Only Commodity Series invests approximately equally in the Jefferies Commodity Performance Index and the Reuters/Jefferies CRB Index. Since the Series invests only in such indices, no Sector Attributions charts for the Long Only Commodity Series are included.

Long/Short Commodity Series

The Long/Short Commodity Series – Class 1 Net Asset Value gained 1.0% for the twelve months ended December 31, 2007, net of fees and expenses; the Long/Short Commodity Series – Class 2 Net Asset Value gained 4.1% for the twelve months ended December 31, 2007, net of fees and expenses.

For the twelve months ended December 31, 2007, the Long/Short Commodity Series recorded net loss on investments of $233,874, net interest of $1,051,098, and total expenses of $2,696,846, resulting in a net increase in Owners’ capital from operations of $432,147 after minority interests of $2,311,769. The Net Asset Value per Unit, Class 1, increased from $100.42 at December 31, 2006, to $101.47 as of December 31, 2007. The Net Asset Value per Unit, Class 2, increased from $102.93 at December 31, 2006, to $107.19 as of December 31, 2007. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2007 were $18,802,305 and $6,675,705, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2007 were $1,317,261 and $500,449, respectively. Ending capital at December 31, 2007, was $31,092,746 for Class 1 and $3,658,890 for Class 2. Ending capital at December 31, 2006, was $19,478,595 for Class 1 and $2,697,482 for Class 2.

The Long/Short Commodity Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2007. Typically, the majority of the exposure is to the Energies, Metals and Commodities sectors. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Long/Short Commodity Series

Managed Futures Index Series

The Managed Futures Index Series – Class 1 Net Asset Value gained 4.0% for the twelve months ended December 31, 2007, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value gained 6.1% for the twelve months ended December 31, 2007, net of fees and expenses.

For the twelve months ended December 31, 2007, the Managed Futures Index Series recorded a net gain on investments of $429, net interest of $165,165, and total expenses of $120,630, resulting in a net increase in Owners’ capital from operations of $44,964. The Net Asset Value per Unit, Class 1, increased from $96.75 at December 31, 2006, to $100.59 as of December 31, 2007. The Net Asset Value per Unit, Class 2, increased from $98.43 at December 31, 2006, to $104.42 as of December 31, 2007. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2007 were $264,820 and $174,964, respectively. Total Class 2 subscriptions for the twelve months ended December 31, 2007 were $269,900. There were no redemptions. Ending capital at December 31, 2007, was $621,740 for Class 1 and $335,709 for Class 2. Ending capital at December 31, 2006, was $500,070 for Class 1 and $52,659 for Class 2.

The Managed Futures Index Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2007. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Managed Futures Index Series

Year Ended December 31, 2006

Balanced Series

The Balanced Series – Class 1 Net Asset Value gained 2.0% for the twelve months ended December 31, 2006, net of fees and expenses; the Balanced Series – Class 1a Net Asset Value lost 4.0% for the period from commencement of operations through December 31, 2006, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value gained 5.1% for the twelve months ended December 31, 2006 net of fees and expenses; the Balanced Series – Class 2a Net Asset Value lost 2.1% for the period of commencement of operations through December 31, 2006, net of fees and expenses .

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

For the twelve months ended December 31, 2006, the Balanced Series recorded net gain on investments of $14,339,272, net interest of $4,254,855, and total expenses of $10,436,290, resulting in a net increase in Owners’ capital from operations of $4,495,683 after minority interests of $3,662,154. The Net Asset Value per Unit, Class 1, increased from $104.58 at December 31, 2005, to $106.66 at December 31, 2006 and the Class 1a Net Asset Value per Unit decreased from $100.00 at the beginning of operations to $95.97 at December 31, 2006. For Class 2, the Net Asset Value per Unit increased from $108.73 at December 31, 2005, to $114.24 at December 31, 2006 and the Class 2a Net Asset Value per Unit decreased from $100.00 at the beginning of operations to $97.88 at December 31, 2006. Total Class 1 subscriptions and redemptions for the twelve months were $122,409,181 and $15,376,421, respectively. Total Class 1a subscriptions from the beginning of operations to December 31, 2006 were $4,133,543. There were no redemptions. Total Class 2 subscriptions and redemptions for the twelve-month period were $29,413,245 and $3,680,487, respectively. Total Class 2a subscriptions from the beginning of operations to December 31, 2006 were $646,000. There were no redemptions. Ending capital at December 31, 2006, was $224,559,900 for Class 1, $4,203,865 for Class 1a, $48,581,401 for Class 2 and $661,806 for Class 2a.

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

Net performance in the third quarter was negative, as losses in the energy and interest rate sectors dominated performance. Sharp reversals in energy prices in August adversely affected many of the Balanced Series’ Trading Advisors, and those losses continued in September. After small losses in each of July and August, the currency sector began to recover in September. It remains, however, the worst performing sector for the year. Range-bound trading limited performance in precious metals, although losses were kept small. Metals remained the most profitable sector for the year, followed by interest rates.

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

For the twelve months ended December 31, 2006, the Winton Series (which includes results from both the Beach trader and the Winton trader) recorded net gain on investments of $400,995, net interest of $36,215, and total expenses of $106,836, resulting in a net increase in Owners’ capital from operations of $330,374. The Net Asset Value per Unit, Class 1, increased from $100.00 at the commencement of operations of the new Winton Series on August 11, 2006, to $105.65 as of December 31, 2006. The Net Asset Value per Unit, Class 2, increased from $100.00 at the commencement of operations of the new Winton Series on August 11, 2006, to $106.81 as of December 31, 2006. Total Class 1 subscriptions for the twelve months were $1,038,201, and redemptions were $3,014,437. Total Class 2 subscriptions and redemptions for the twelve-month period were $401,900, and $333,946, respectively. Ending capital at December 31, 2006, was $356,924 for Class 1 and $290,721 for Class 2.

January saw a positive start for the Winton Series. The upward trends in both the precious and base metals continued from the last quarter and the portfolio was well positioned to take advantage of these moves; making metals the best performing sector of the month. Currencies remain difficult to trade and after ending 2005 with a 12.6% rise, the U.S. Dollar Index declined sharply in January. Market participants remained highly sensitive to relative economic data and the prospects for shifts in interest rate differentials, Central Bank policy and leadership changes and global political developments. Global equity markets continued to perform well with North American stock indices amongst the strongest performers. Energy had a mixed month with crude oil moving higher but natural gas fell sharply on the month. Sugar climbed to a 25 year high in January as Brazil, the world’s largest producer of cane sugar, diverted roughly 50% of cane to the production of ethanol on the back of high energy prices.

Some of the trends consolidated in February. While in Europe the stock indices continued to perform well, Japan was a slightly different story with the Topix and Nikkei indices falling nearly 3% on the month. The U.S. markets also ended the month in negative territory. The interest rate sector had a positive month as global interest rates continued to rise in February. The largest percentage yield increase took place in Japan where 2-year Japan Government Bonds (“JGB”) went from 0.3% to 0.475% on the back of the Japanese government’s upgrading its economic assessment, characterizing the recovery as under way and broadening. The U.S. Dollar performed well, erasing most of its January decline. The Japanese Yen was the only major currency to appreciate vs. the U.S. Dollar. A combination of warmer than normal temperatures and a continued restoration of hurricane damaged refining and distribution capacity saw a fall in energy prices. Both base metals, with the exception of zinc, and precious metals fell in February, giving back some of the gains of the prior month. Sugar, one of the best performing commodities this year, also gave back some of its recent gains.

On March 31, 2006, Beach Capital Management Limited (“Beach”) ceased trading pursuant to its discretionary program, which was the trading program used by the Beach Series. David Beach had made a decision to engage in other pursuits. Therefore, Beach is no longer engaged in trading for the Beach Series.

There was no trading in the Winton Series in April, May, or June 2006 other than for cash management purposes pursuant to the Managing Owner’s cash management strategies employed for the Trust.

In May 2006, the Beach Series was renamed as the Winton Series. The Trust commenced accepting subscriptions for the Winton Series on November 1, 2006.

For purposes of this report, the Beach Series is referred to as the Winton Series, regardless of whether the applicable time period referred to is prior or subsequent to the name change, unless explicitly set forth otherwise.

The Winton Series began trading again on August 23, 2006. Trading in the last week of August was profitable.

The growing perception that the interest rate cycle has turned in the United States was the dominant theme within the global fixed income markets in September. This was driven by the slowing of the U.S. housing market and the ensuing drag on consumer spending that resulted in a solid performance from the bond portfolio which was up over 1% over the course of the month, producing the highest sector return. This was followed by the equities, which rallied across much of Europe and the Far East. The expectation of lower U.S. interest rates was the main cause of this optimism over stock valuations. A combination of factors, including the calming of the situation in the Middle East and growing levels of inventories, led to a strong decline in the price of oil. This briefly led to crude trading below the $60 level for the first time since March. As a result, the energy portfolio was the worst performing sector for the month. Precious metals also declined across the board, with gold down 5% and silver falling by over 12%. Currency markets were tentatively range bound. The continuing strength of sterling has led to some questioning of its current levels. The ongoing backdrop of the Chinese stance towards its currency bands came to the forefront at the end of the month and led to some short-term volatility in Japanese Yen valuations.

The continuing strength of the equity markets was one of the central themes for October. U.S. stock indices reached record levels as a string of solid earnings reports, coupled with rising confidence in the Fed’s future actions, reassured investors. A similarly bullish month was enjoyed by the base metal sector which, having paused for breath in September continued its impressive rise for the year. The headline performer was zinc which rallied by an impressive 26%. This was followed by lead which saw a 17% gain. Crude oil declined on the month although the bulk of this downward pressure was restricted to the start and end of the month. Warm U.S. weather and an increase in stockpiles led to reduced demand for energy products. Other energy markets showed high levels of volatility, in particular, heating oil and unleaded gasoline. In the financial sector the treasury market sold off aggressively as much of the gains of the September rally were given back. Front-end rates rose as strong data suggested there was still potential for further rate hikes from the Fed. This was in contrast to the previously widely held perception within the market that after a suitable pause monetary conditions would be gradually eased. Meanwhile, the U.S. Dollar moved in harmony with the bond market, as currency markets moved in a fairly systematic fashion with periods of dollar negative and positive sentiment dominating the market in tandem with yield expectations.

The currency markets dominated activity in the last week of November, as the U.S. Dollar came under significant pressure. A steady flow of disappointing economic data led to concerns over a U.S. economic slowdown and the chance of a further Fed rate hike became more remote. Foreign exchange volatility increased with the Euro leading the charge against the U.S. Dollar. The resulting market reaction was to push the Euro to a 20 month high, whilst sterling rose to its highest level against the U.S. Dollar for more than 14 years. This price action led to strong gains in the currency sector which was the leading performer for the month. Other significant gains were produced in the equity sector primarily due to intra month volatility. Despite the strong October rally in stocks, the main indices were able to hold on to these gains as investors continued to support the market after periods of falling prices. This led to short term volatility which was exacerbated by the serious weakening of the U.S. Dollar. The biggest losses were recorded in the energy sector where heating oil rose to a 12 week high as concerns over inventory levels pushed up prices by 6% over the course of the month. A similar pattern was repeated in crude oil, which moved from a recent low of $57 to $63 per barrel. Flattening of the yield curve as rates came under pressure across the board led to positive performance of long bond rate futures. Base metals took a backseat this month with the high volatility seen in recent months replaced by a steadier gradual increase in prices, whilst gold and silver reported strong increases of 6% and 13% respectively as the weak U.S. Dollar fed through to higher prices in these generally safe haven commodities.

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

Campbell/Graham Series

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

Performance was negative in February, although returns remained slightly positive overall for 2006. Prices for crude oil and natural gas fell sharply in February as inventory build-ups weighed on the market in the midst of one of the mildest winters on record in the northeastern United States. Concern over geopolitical tensions also eased somewhat. While this brought welcome relief at the gas pumps, the trend reversal caused energy sector performance to suffer. Ben Bernanke’s first official appearances as Chairman of the Fed and the reintroduction of the U.S. 30 year bond were digested by the bond markets, as interest rate sector performance was slightly positive. February was a volatile month for U.S. equities, but Euro stocks enjoyed another strong month and contributed solid gains to the portfolio. February’s returns highlighted the downside of trading in energy, which is one of the most volatile market sectors.

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

A strong performance from Graham Capital Management in April outweighed losses in the Campbell & Co. portion of the portfolio to result in a positive month for the Campbell/Graham Series. Major global bond markets continued to move lower amid ongoing speculation that the Fed, the European Central Bank (the “ECB”) and the Bank of Japan (the “BOJ”) would continue to tighten global interest rates throughout the remainder of 2006. The decline in global bond prices continued to result in higher yields throughout the United States, Europe and Japan. Major U.S. equity indices finished the month relatively mixed as the specter of higher interest rates and soaring energy prices ultimately weighed on U.S. equity markets. Elsewhere, European equity prices declined modestly amid sagging investor confidence in Germany, while the Nikkei posted 16-year highs before selling off in response to China’s decision to raise its benchmark interest rate. The U.S. Dollar declined sharply versus the major global currencies. The U.S. Dollar posted 11-month lows versus the Euro and 3-month lows versus Japanese Yen amid ongoing speculation concerning higher global interest rates and renewed concerns regarding the long-term outlook for the U.S. Dollar. Crude oil prices posted record highs during the month amid continuing global unrest, increased demand among China and India, and reports of declining U.S. inventories. Natural gas prices, however, turned bearish, as mild weather and ample inventories led to a major sell off. In the metals markets, gold soared to 25-year highs, as investors sought refuge from a weakening U.S. Dollar, and base metals surged to multi-year highs amid increased industrial demand worldwide.

The favorable market conditions experienced throughout the first four months of 2006 abruptly gave way to a volatile and choppy environment during May, as renewed doubts concerning the U.S. economy and rising geopolitical tensions led to extremely difficult trading conditions during the latter half of the month. Losses for the month were primarily attributable to unexpected volatility within the global fixed income sector and a sharp and sudden decline in global equity prices. Major global bond markets experienced significant volatility during the latter half of the month, as the release of weaker-than-expected economic data triggered renewed uncertainty concerning the strength of the U.S. economy and the pace of Fed policy. Global bond yields finished the month relatively mixed, as yields in the United States rose slightly while those in Japan and Europe declined. Major global equity indices finished the month markedly lower amid growing economic uncertainty and rising geopolitical tensions. In the United States, the NASDAQ declined 6%, the S&P 500 fell 3%, and the DJIA lost nearly 2%. Elsewhere, the EuroStoxx 50 declined more than 5% while the Nikkei plunged 8.5%. The U.S. Dollar continued to decline versus the major global currencies. The U.S. Dollar posted 12-month lows versus the Euro and 8-month lows versus the Japanese Yen, as recent economic data continued to foster a sense of pessimism concerning the long-term outlook for the U.S. Dollar. Energy prices retreated slightly from record highs amid rising U.S. inventories and easing demand forecasts. In the metals markets, the price of gold posted 26-year highs as investors continued to seek solace from a weakening U.S. Dollar and rising global tensions, while the price of copper, nickel and zinc surged between 12% and 17%, respectively, amid increased industrial demand worldwide.

Volatile markets across the globe resulted in modest losses for the month of June. Losses for the month were primarily attributable to an increase in volatility across the global equity, fixed income, currency and commodities markets, as growing economic uncertainty and rising geopolitical tensions roiled global markets. Major global bond markets continued to experience significant volatility during the month. The release of stronger-than-expected economic data contributed to a sharp mid-month sell-off in the U.S. Treasury market, only to be followed by a late-month rally amid renewed optimism concerning a temporary pause in the U.S. rate tightening cycle following the Federal Open Market Committee’s (the “FOMC”) decision to raise interest rates to 5.25%. Global bond yields generally finished the month higher throughout Europe and Japan. Major global equity indices extended losses early in the month amid inflationary fears and lingering concerns regarding the potential for higher global interest rates. Prices soon reversed, however, as the prospect of a temporary pause in the U.S. rate tightening cycle spurred prices higher late in the month. The U.S. Dollar rallied versus many of the major global currencies, rebounding from 12-month lows versus the Euro and 8-month lows versus the Japanese Yen. The U.S. Dollar’s rally proved to be rather short-lived, however, as renewed speculation concerning U.S. interest rate policy led to a modest decline from its intra-month highs. The commodities markets experienced significant volatility during the month. Metals prices declined precipitously for most of the month, only to subsequently rally amid rising geopolitical tensions and renewed global demand concerns. The energy markets experienced similar volatility, as seasonal demand concerns and continued unrest in the Middle East at times spurred prices higher, while increased inventories and renewed diplomatic initiatives often dragged prices lower. Many of the agricultural markets also experienced significant volatility during the month.

Unusually difficult trading conditions continued throughout July. The specter of economic uncertainty in the United States and expanding hostilities globally continued to plague many global markets, resulting in excessive price volatility across nearly all market sectors. North Korean missile tests, continuing Iranian nuclear defiance, renewed turbulence in Nigeria and the Israel/Lebanon tinderbox all pushed energy prices higher before finding resistance and finishing virtually unchanged for the month. Equity indices were also volatile but ended the month largely unchanged, leading to flat performance.

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

Energy losses overshadowed equity gains in September. The biggest losses occurred in the energy complex where crude prices fell over 11% and heating oil and unleaded gasoline both fell around 14%. The drop in prices was driven by the lack of hurricane activity, a further easing of geopolitical tensions, and adequate physical supplies amid the warmer-than-normal autumn season. Trading in equity indices was positive as economic data (with the exception of housing related figures) continued to show moderate growth with restrained inflation. Small gains were also recorded in currency markets, where losses on cross rates exposures were more than offset by gains on outright positions, despite the historically low volatilities in many of these markets. Small losses were recorded in fixed income as the market continued to believe that the Fed will not raise rates again in the foreseeable future.

Strong performance was recorded in the currency sector in October, primarily from an increase in value of the Australian Dollar against the Japanese Yen. The carry trade remained a popular trade, putting pressure on low interest rate funding currencies like the Japanese Yen, but leaving the U.S. Dollar a bit choppy. Profits were also earned in stock index trading as global equity markets rallied on expectations of stable interest rate policies, favorable earnings reports and lower energy prices. Some of the gains in October were offset by negative performance in energy trading as crude oil closed the month near the lows for the year. Fixed income trading was also negative as bond prices slid during the first part of the month on higher-than-expected September payroll revisions.

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

The beginning of 2006 saw a resurgence of old themes as the market moved once more in the direction of yield hunting, and interest rate differentials continued to dominate even short term trading within the foreign exchange markets. Traders remained preoccupied with the path of Fed interest rate policy with the U.S. Dollar experiencing a sizeable drop in the first few days of the year as the Fed minutes from December suggested that they were closer to the end of the tightening cycle. The U.S. unit weakened further towards the middle of the month to a four month low against the Euro on the further belief that the ECB would tighten to combat inflationary pressures. Overall the signals from U.S. economic output remained mixed, and the surprising strength shown in fourth quarter new home sales reversed the U.S. Dollar fortunes by prompting a strong U.S. Dollar rally. Asian currencies continued to display resilience and gave up little ground despite U.S. Dollar strength elsewhere, and the Brazilian Real continued to attract buying interest as the appetite for yield continued.

Reversing its January weakness, the U.S. Dollar showed strength in the first half of February and held onto its gains, with the U.S. Dollar Index finishing the month up nearly 1.3%. The Euro was down approximately 2% against the U.S. Dollar, while the British Pound fell by 1.4% and the Swiss Franc lost 2.6% during the month. The Japanese Yen rallied against the U.S. Dollar, gaining 1.2%. The Canadian Dollar, while little changed relative to its U.S. cousin, gained nearly 2.2% against the Euro but lost 1% against the Japanese Yen.

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

The U.S. Dollar broke from a trading range and plunged in the second half of April, with the U.S. Dollar Index losing 4% of its value by the end of the month. The British Pound gained 5.1% against the U.S. Dollar, the Euro was up 4.3%, and the Japanese Yen finished the month ahead by 3.5%. The Canadian Dollar was up 4.7% against U.S. Dollar and up 0.3% against the Euro.

The U.S. Dollar continued to weaken during the first half of May and then remained in a narrow range for rest of the month, with the U.S. Dollar Index losing 1.6% of its value by the end of the month. The British Pound gained 2.4% against the U.S. Dollar, the Euro was up 1.4%, and the Japanese Yen finished the month ahead by 1.1%. The Canadian Dollar was up 1.3% against the U.S. Dollar and nearly unchanged against the Euro.

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

The Dunn Series’ performance was negative in January. The strength in Global bond markets subsided in January as economic strength and a resurgence in energy prices dampened demand for fixed income investments. Concern about instability in Nigeria and the escalation of nuclear tension in Iran drove energy prices higher in January. The U.S. Fed raised its Fed funds rate to 4.5% at Chairman Alan Greenspan’s last Fed meeting. Subtle changes in its accompanying statement after the rate hike suggest that the Fed may not be finished raising rates, but will likely be reactive going forward.

The Dunn Series’ performance was negative again in February. Global fixed income prices continued to move lower during February benefiting predominately short fixed income positions. Several Fed governors cited continued strength in the U.S. economy, suggesting that the Fed will continue its tightening bias, with the goal of preemptively suppressing even the intimation of inflation. Short U.S. Dollar positions suffered from expectations that still higher U.S. interest rates would strengthen the U.S. Dollar against most currencies.

Excellent performance in the interest rate sector in March led to the Dunn Series gains in March, as Central Banks interest rate increases were the driving force for fixed income markets. The ECB, Bank of Canada, Swiss National Bank, Norges Bank (Norway) and the Fed all raised their respective overnight rates 25 basis points in March. Also, the BOJ officially ended its quantitative easing program which has been in place since March of 2001. Since that time, the BOJ has altered its basic monetary approach by targeting the base of money supply instead of short term interest rates. Although this does not necessarily imply there will be higher interest rates in Japan, it removes a significant obstacle in the path toward them.

The Dunn Series gained in April, as short fixed income positions benefited from increasing yields. Participants expected the normalization of global monetary policy to continue, particularly outside the United States These same positions benefited from strong U.S. economic data in the form of March’s Producer Price Index and retail sales figures, pushing the long end of the U.S. yield curve above 5%. The FOMC minutes from the Fed’s March meeting suggested the Fed would possibly take a pause in their rate hike cycle. This news was viewed as U.S. Dollar bearish, thus producing gains in predominantly long foreign currency positions. New all time highs in copper and crude oil led the metal and energy sectors gains.

The Dunn Series had negative performance in May. The FOMC raised its Fed funds rate for the 16th time, as expected, to 5.0%. In its accompanying statement, the FOMC suggested future rate increases may yet be needed to address inflation risks, depending on economic outlook. Equity markets surrendered early month gains as inflation concerns gained steam after a strong U.S. Consumer Price Index (the “CPI”) was released. This along with comments by several FOMC members expressing concern over levels of inflation in the United States brushed aside any notion of a FOMC pause in raising rates.

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

Losses continued in the Dunn Series in August. Small gains in interest rates, currencies and metals were offset by losses in agriculturals, stock indices and, in particular, energies. Currencies gains were mainly attributable to long British Pound and short Japanese Yen positions. The Bank of England surprised the market with a rate hike while the Japanese Yen weakened on no rate hike from the BOJ. Interest rate gains were helped by our long 10-Year Japanese government bonds positions as Japan’s consumer price index was rebased (reformulated) and the predicted change in the CPI due to the rebasing was larger than expected. Losses experienced by the energy sector were primarily due to the sell off of natural gas after prices had peaked earlier this summer due to increased demand for electricity caused by a widespread heat wave. Strength early in the month in crude oil and related products—caused by Middle East conflict and the partial shut down of Prudhoe Bay oil field in Alaska gave way to weakness later in the month as cooler heads prevailed in the Middle East and the initial concerns regarding the Prudhoe Bay situation turned out to be overestimated, leading to net losses in long energy positions.

The return for the Dunn Series was negative in September. Energy prices continued to weaken this month, benefiting short positions. Bearish news of a substantial new oil field in the Gulf of Mexico and a mid-month OPEC meeting with no change in output quotas left crude prices $8 U.S. dollars a barrel lower on the month. The FOMC left rates unchanged for a second meeting in a row, but continued to have a tightening bias on the basis that some inflation risk remain. This coupled with weaker than expected economic data, produced losses in our fixed income positions. The Philadelphia Federal Reserve Bank business outlook survey showed manufacturing had slowed to 3-year lows in that region, and the August U.S. housing starts report was weaker than expected.

Energy prices continued weaker in October, benefiting short positions, as a worldwide decline in demand out-weighted any actual or perceived threat to oil supply and production, either by terrorist acts or announced plans by OPEC to lower members’ quotas. Gains in the energy sector were overcome by losses in interest rates futures contacts, both foreign and domestic. After months of a slow but steady decline in interest rate expectations, brought on, in part, by soft non-farm employment data, a quick sharp reversal of interest rates was experienced. This was attributable to a larger than anticipated adjustment to the preliminary estimate of Current Employment Statistics’ annual benchmark by the Bureau of Labor and Statistics (the “BLS”), which is expected to add approximately 810,000 to the non-farm payroll, the largest upward revision ever.

After falling sharply early in the month, both U.S. and European interest rate futures recovered to finish November somewhat higher. Uncertainty over the timing and direction of future central bank moves in Japan, Europe, and the United States was reflected in the tepid performance of short-term rate futures. Overall, futures at the long end of the curve were stronger than their shorter brethren, continuing a trend that was started late last summer. Traders punished the U.S. Dollar in November, driving the U.S. Dollar Index down nearly 3% by the end of the month. The British Pound climbed more than 3%, the Japanese Yen was up nearly 1%, and the Euro increased by 3.7% against the U.S. Dollar. The Canadian Dollar fared poorly, falling by 1.6% against the U.S. Dollar and more than 5% against the Euro. American and European stock markets continued to show strength through most of the month of November, although a late-month decline erased much of those gains for the European markets. The S&P 500 finished the month up 1.6% and the NASDAQ Composite was higher by 2.7%. In Europe, futures on the German DAX finished the month up less than 1% after being ahead by more than 3% two weeks earlier. British FTSE futures were down 1%. Japanese Nikkei 225 futures had to rally sharply to overcome a 4% deficit and finished the month lower by only 1%. In November, energy markets continued the quiet range-bound trading experienced throughout the previous month. Crude oil finished the month up 4.4% at $64.62/bbl. Heating oil was up 6.6% and gasoline finished the month up 8.8%. Natural gas futures traded in a range, closing at the top of the range to finish November higher by 10.4%. (All prices based on February delivery.) February gold rallied late in the month to finish November up 6.5% at $653/oz. Silver continued to streak upward, climbing 13.5% during the month to $14.11/oz., the highest monthly close in more than twenty years. Copper futures fell by 4.5%. (Silver and copper prices based on March delivery.) The corn and soybean markets continued upward, albeit not at the torrid pace of the previous month. March corn was up more than 16%, finishing November at $3.90/bu. Soybeans followed with a 7% gain. Wheat continued to consolidate, up 3.7%. The cattle complex was down slightly in a volatile market.

After peaking early in the month, both U.S. and European interest rate futures reversed and fell sharply across the entire curve throughout December, signaling the expectation of higher interest rates to come. The downward moves in the U.S. futures constituted a significant reversal of an uptrend that began last June. After a sharp decline the previous month, the U.S. Dollar recovered in December, regaining about half of its November losses. Although European currencies vis-à-vis the U.S. Dollar were largely range-bound, a continuation of the November breakout in the Euro-Yen crossrate provided many profitable opportunities for traders (see chart). The British Pound fell 0.4%, the Japanese Yen was down 2.7%, and the Euro decreased 0.3% against the U.S. Dollar. The Canadian Dollar fell by 2.2% against the U.S. Dollar and 1.9% against the Euro. European stock markets outperformed their American counterparts in December. The S&P 500 finished the month up 1.2% and the NASDAQ Composite was lower by 0.7%. The blue-chip Dow Jones Industrial Index set several new all-time highs during the month, culminating with an intraday high of 1,250.15 and finishing the month up 2.0% at 1,246.32. In Europe, futures on the German DAX finished the month up just over 4% while French CAC-40 futures were up 3.9%. Japanese Nikkei 225 futures soared upward and finished the month higher by 6.3%. While crude oil and gasoline remained range-bound, warmer weather in the United States caused heating oil and natural gas prices to fall in December. Crude oil finished the month down 5.5% at $61.05/bbl. Heating oil dropped by 12.2% and gasoline finished the month down 6.1%. Natural gas futures plummeted to finish December lower by 29.2% (all prices based on February delivery). February gold remained range-bound in December, finishing down 2.3% at $638/oz. Silver gave up nearly half of its recent gains, falling by 8.4% during the month to $12.93/oz. Copper futures continued to correct against the long-term trend, finishing the month down 10.2%. The grains complex was choppy and range-bound in December, with little net movement by the end of the month. Cotton and cocoa were both up approximately 5% in an otherwise uneventful month.

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

2006 began on a positive note, as the Graham Series recorded gains during the month of January. The U.S. Dollar experienced significant volatility during the month and moved sharply lower versus the major European currencies. The U.S. Dollar fell to a 4-month low versus the Euro amid continuing speculation concerning the direction of interest rates in the United States The global bond markets also experienced short-term price volatility, as global bond prices declined sharply amid ongoing inflationary concerns. The decline in prices led to rising yields, as the German bund and U.S. 10-Year Treasury note yields advanced 15 basis points and 12 basis points, respectively, during the month. Global equity prices continued to rally, as European and Japanese equity indices continued to trend higher despite significant mid-month price volatility resulting from a broad sell-off in Japan, a flurry of weak earnings reports, and higher energy prices. Commodities prices, particularly those in the energy and metals sectors, continued to rally amid lingering supply concerns linked to severe weather disruptions, labor unrest, and renewed inflationary fears. Most notably, copper and zinc posted record highs, gold rallied to a 25-year high, and coffee and sugar prices rose 10% and 23%, respectively.

In February, global bond markets experienced short-term volatility as prices were marginally lower amid ongoing speculation concerning global interest rates. The modest decline in prices led to higher yields, as the Japanese 10-Year Government bond and U.S. 10-Year Treasury note yield advanced 7 basis points and 5 basis points, respectively, during the month. European equity indices continued to rally following the release of better-than-expected earnings reports, while Japanese equity indices generally declined amid speculation that the BOJ may soon shift away from a long standing policy of extreme accommodation. Major equity indices in the United States were mixed as questions remain concerning the direction of U.S. interest rates. The U.S. Dollar experienced significant volatility during the month amid continuing uncertainty with respect to U.S. interest rates. Ultimately, the U.S. Dollar rebounded from last month’s 4-month low to finish February at a 7-week high versus the Euro. Energy prices declined sharply amid unseasonably warm weather in the United States and reports of ample inventories for the remainder of the winter season. Metals prices experienced significant volatility amid concerns that the bullish trends experienced in January may ultimately translate to increased supplies.

The first quarter of 2006 was positive for the Graham Series as strong gains in the interest rate sector led to a profitable March. Major global bond markets finished the month significantly lower amid ongoing speculation concerning higher global interest rates following the 15th consecutive rate increase by the U.S. FOMC. The decline in global bond prices resulted in higher yields throughout Europe, Japan and the United States. Major global equity indices in the United States and Europe finished the month higher as equity prices rallied following the release of positive economic data in the United States. In Japan, the Nikkei index surged more than 5% amid renewed optimism concerning the pace of Japanese economic growth. The U.S. Dollar experienced significant volatility and moved in a trading range versus major global currencies amid lingering concerns regarding higher global interest rates. The U.S. Dollar finished the month gaining 1% to 2% versus the Japanese Yen and the Sterling, while declining versus the Euro and the Swiss Franc. Energy prices finished the month higher amid weather-related concerns, declining inventories and continuing geopolitical unrest in the Middle East. Precious metals prices generally rallied as the price of gold approached $600 an ounce. Base metals also continued to rally as the price of zinc and copper again posted record highs, rising 13% and 11.5%, respectively.

April proved to be a strong month for the Graham Series, largely due to significant profits from trends in the fixed income and metals markets. Major global bond markets continued to move lower amid ongoing speculation that the Fed, the ECB and the BOJ would continue to tighten global interest rates throughout the remainder of 2006. The decline in global bond prices continued to result in higher yields throughout the United States, Europe and Japan. Major U.S. equity indices finished the month relatively mixed as the specter of higher interest rates and soaring energy prices ultimately weighed on U.S. equity markets. Elsewhere, European equity prices declined modestly amid sagging investor confidence in Germany, while the Nikkei posted 16-year highs before selling off in response to China’s decision to raise its benchmark interest rate. The U.S. Dollar declined sharply versus the major global currencies. The U.S. Dollar posted 11-month lows versus the Euro and 3-month lows versus the Japanese Yen amid ongoing speculation concerning higher global interest rates and renewed concerns regarding the long-term outlook for the U.S. Dollar. Crude oil prices posted record highs during the month amid continuing global unrest, increased demand among China and India, and reports of declining U.S. inventories. Natural gas prices, however, turned bearish, as mild weather and ample inventories led to a major sell off. In the metals markets, gold soared to 25-year highs, as investors sought refuge from a weakening U.S. Dollar, and base metals surged to multi-year highs amid increased industrial demand worldwide.

The favorable market conditions experienced throughout the first four months of 2006 abruptly gave way to a volatile and choppy environment during May, as renewed doubts concerning the U.S. economy and rising geopolitical tensions led to extremely difficult trading conditions during the latter half of the month. Losses for the month were primarily attributable to unexpected volatility within the global fixed income sector and a sharp and sudden decline in global equity prices. Major global bond markets experienced significant volatility during the latter half of the month, as the release of weaker-than-expected economic data triggered renewed uncertainty concerning the strength of the U.S. economy and the pace of Fed policy. Global bond yields finished the month relatively mixed, as yields in the United States rose slightly while those in Japan and Europe declined. Major global equity indices finished the month markedly lower amid growing economic uncertainty and rising geopolitical tensions. In the United States, the NASDAQ declined 6%, the S&P 500 fell 3%, and the DJIA lost nearly 2%. Elsewhere, the EuroStoxx 50 declined more than 5% while the Nikkei plunged 8.5%. The U.S. Dollar continued to decline versus the major global currencies. The U.S. Dollar posted 12-month lows versus the Euro and 8-month lows versus the Japanese Yen, as recent economic data continued to foster a sense of pessimism concerning the long-term outlook for the U.S. Dollar. Energy prices retreated slightly from record highs amid rising U.S. inventories and easing demand forecasts. In the metals markets, the price of gold posted 26-year highs as investors continued to seek solace from a weakening U.S. Dollar and rising global tensions, while the price of copper, nickel and zinc surged between 12% and 17%, respectively, amid increased industrial demand worldwide.

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

The unusually difficult trading conditions encountered since May continued throughout July, as the Graham Series experienced losses for the month. The specter of economic uncertainty in the United States and expanding hostilities globally continued to plague many global markets, resulting in excessive price volatility across nearly all market sectors. Major global bond markets experienced significant volatility during the latter half of the month, as the release of weaker-than-expected economic data triggered renewed uncertainty concerning the strength of the U.S. economy and the pace of Fed policy. Global bond yields finished the month relatively mixed, as yields in the United States rose slightly while those in Japan and Europe declined. Major global equity indices continued to experience significant volatility during the month. Although many global equity markets declined sharply mid-month amid growing inflationary fears and widening global conflict, equity prices generally rallied later in the month as weaker-than-expected second quarter economic data calmed interest rates concerns. The U.S. Dollar finished the month mixed versus many of the major global currencies. The U.S. Dollar experienced a decidedly turbulent month in the wake of conflicting economic data and shifting global tensions, initially posting near 3-month highs versus the Euro, the Japanese Yen and the Swiss Franc, only to reverse sharply lower. The U.S. Dollar finished the month with only modest gains versus the Euro, the Japanese Yen and the Swiss Franc, and experienced fairly significant declines versus the Mexican Peso, the South African Rand, the Australian Dollar and the British Pound. Weather-related concerns, global unrest and economic uncertainty wreaked havoc on the commodity markets, resulting in excessive volatility across the energy, metals and agricultural sectors. Natural gas prices surged nearly 35% as temperatures throughout much of the United States soared to triple-digit heights, while crude oil prices posted record highs amid the outbreak of fighting in Lebanon. Metals prices proved exceedingly volatile in response to changing demand forecasts, while many of the agricultural markets ebbed and flowed in response to seasonal factors.

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

The economic and geopolitical uncertainty gave way to a more favorable climate during September. Profitable trading opportunities re-emerged across the equity, global fixed income, and commodity markets, as market participants began to forego rumor and conjecture in favor of a renewed emphasis on existing fundamentals. Major global bond markets generally advanced during the month amid ongoing speculation concerning the relative strength of the world’s major industrial economies and the future direction of global interest rates. The U.S. Treasury market continued to march higher, as relatively mild inflation readings and a deepening slump in the housing sector reinforced the prevailing notion that U.S. monetary policy will remain unchanged through the end of the year. European and Japanese bonds generally moved higher, despite indications from both the ECB and the BOJ that further rate hikes may be imminent. Global bond yields generally moved lower, as the yield of the benchmark 10-year U.S. Treasury note shed 9 basis points to finish the month at the lowest levels since late-February, while the yields of the Euro bund and the Japanese government bond shed 6 basis points and 2 basis points, respectively. Major global equity indices finished the month decidedly higher as declining bond yields and falling energy prices spawned the rebirth of investor optimism. In the United States, the NASDAQ, DJIA, and S&P 500 recorded gains of 3.4%, 2.6%, and 2.5%, respectively, as investors generally ignored signs of a cooling U.S. economy and focused on the potential for a more favorable interest rate environment in the months ahead. Elsewhere, the EuroStoxx 50 advanced in line with U.S. equity markets, gaining 2.4%, while the Nikkei concluded the month essentially unchanged. The U.S. Dollar strengthened versus many of the major global currencies during September, although the currency markets continued to be characterized by a relatively low volatility trading environment. Conflicting U.S. economic data and cautionary statements from both the ECB and the BOJ led many market participants to speculate concerning the future of interest rate differentials among the world’s leading industrial nations. The U.S. Dollar recorded its largest monthly gain versus the euro since February, and advanced versus each of the Japanese Yen, Swiss Franc, British Pound, and Australian Dollar. Relative to other currencies, the U.S. Dollar also experienced gains versus the Mexican Peso, the Canadian Dollar, and the South African Rand. The commodity markets continued to experience significant volatility throughout the month. Energy prices continued to fall amid improving supply and demand fundamentals and severe price dislocations. Natural gas prices tumbled in excess of 30%, while crude oil prices declined approximately 10%. Gold prices shed nearly 5% in the wake of a stronger U.S. Dollar and a rally in global equity prices, and base metal prices generally declined amid waning global demand. Soft commodities and agricultural markets similarly experienced a significant degree of short-term price volatility during the month in response to a variety of seasonal factors.

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

The Graham Series recorded solid gains during November. The Graham Series’ programs experienced profits across the global equity index, global fixed income, and currency markets, capitalizing on a variety of broad-based trends, including the rally in U.S. equity indices, the decline in global bond yields, and the weakening U.S. Dollar. Smaller gains were also experienced from trading in the agricultural markets as grain prices continued to march higher amid supply concerns. Losses experienced across the energy, metals, and soft commodities markets offset a portion of each portfolio’s overall gain for the month.

The Graham Series continued to record gains during December. The Graham Series’ trend based programs experienced profits across the global equity and currency markets. Smaller gains were also experienced across the energy complex as recent bearish trends in energy prices continued. A portion of the overall gain for the month was offset by losses experienced across the global fixed income markets as global bond prices generally reversed recent bullish trends and moved lower during December.

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

Both the Reuters/Jefferies-CRB and Jefferies-CPI indices were up strongly in March, leading to a positive month and first quarter for the Long-Only Commodity Series.

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

Performance was mixed in May. Crude oil futures were volatile, finishing the month at $71.29/bbl, down $5 from the intraday high on May 2. Heating oil and gasoline were both range-bound with high volatility, finishing the month little changed from April’s close. Natural gas futures prices continued to fall, losing more than 6% during the month. The metals markets had been overheated for weeks, and prices peaked on May 11 and beat a hasty retreat after that. In spite of the reversal and a drop of 10% from the intraday high, copper finished the month 12% higher. In precious metals, the August gold contract lost $87 from the May 11 high to finish at $649/oz. Silver prices ended at $12.45/oz., down 8.6% from the April close. Grains were mixed in April, with wheat breaking out of a trading range, but unable to follow through. Cattle heated up, reversing a downtrend and moving impressively upward through the month, while coffee lost ground, finishing the month down 9.4%.

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

Energy futures continued to be volatile in July, with tropical weather concerns and Middle East conflict pushing crude oil to an intraday high of nearly $80/bbl in the middle of the month. Prices then retreated sharply to finish July little changed at $74.40/bbl. Heating oil was down just over 2% and gasoline was up slightly to $2.21/gal. With a midsummer heat wave gripping most of the United States, demand for electricity to drive air conditioners drove natural gas futures sharply higher, up nearly 29% by the end of the month. Metals prices began to recover in July. Copper finished the month 6.4% higher. The December gold contract was higher by 2.8% to finish at $646.80/oz. September silver prices ended at $11.37/oz., up 4.1%. After streaking upward in June, cattle futures took a breather and consolidated their gains in July. The grains complex was uneventful during the month, with the exception of soybean meal, which broke sharply out of a trading range and continued down. Following a sharp run-up in the previous four weeks, cocoa prices collapsed on July 17, losing 9% in one day.

Energy futures fell across the board in August, coming off all-time highs in crude oil prices in July. The apparent end to the most recent Middle East war combined with a milder-than-expected hurricane season through August allowed crude oil prices to fall more than 7.1% to $70.26/bbl. Heating oil was down just over 4.6% and gasoline fell by 15% to $1.78/gal. With the summer heat wave abating, natural gas futures fell sharply, down 28% by the end of the month. Although gold prices fell slightly to $634/oz, silver futures were higher by 13% to $13.03/oz. Copper futures were range-bound, finishing the month off 1.6%. Feeder cattle were up only slightly, but live cattle futures climbed steadily and finished the month higher by nearly 5%. Lean hogs climbed by more than 8% during August. Corn and the soybean complex declined steadily during the month, while wheat finished up slightly to $4.22/bu. Orange juice prices hit a 14-year high, topping out at $1.85/lb.

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

While crude oil and gasoline remained range-bound, warmer weather in the United States caused heating oil and natural gas prices to fall in December. Crude oil finished the month down 5.5% at $61.05/bbl. Heating oil dropped by 12.2% and gasoline finished the month down 6.1%. Natural gas futures plummeted to finish December lower by 29.2%. February gold remained range-bound in December, finishing down 2.3% at $638/oz. Silver gave up nearly half of its recent gains, falling by 8.4% during the month to $12.93/oz. Copper futures continued to correct against the long-term trend, finishing the month down 10.2%. The grains complex was choppy and range-bound in December, with little net movement by the end of the month. Cotton and cocoa were both up approximately 5% in an otherwise uneventful month.

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

The energy and commodities sectors led the way in March as the Long/Short Commodity Series got off to a strong start.

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

Energy futures continued to be volatile and difficult to trade in July, with tropical weather concerns and Middle East conflict pushing crude oil to an intraday high of nearly $80/bbl in the middle of the month. Prices then retreated sharply to finish July little changed at $74.40/bbl. Heating oil was down just over 2% and gasoline was up slightly to $2.21/gal. With a midsummer heat wave gripping most of the United States, demand for electricity to drive air conditioners drove natural gas futures sharply higher, up nearly 29% by the end of the month. Metals prices began to recover in July, although elevated volatility continued to provide a difficult environment for traders. Copper finished the month 6.4% higher. The December gold contract was higher by 2.8% to finish at $646.80/oz. September silver prices ended at $11.37/oz., up 4.1%. After streaking upward in June, cattle futures took a breather and consolidated their gains in July. The grains complex was uneventful during the month, with the exception of soybean meal, which broke sharply out of a trading range and continued down. Following a sharp run-up in the previous four weeks, cocoa prices collapsed on July 17, losing 9% in one day.

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

While crude oil and gasoline remained range-bound, warmer weather in the United States caused heating oil and natural gas prices to fall in December. Crude oil finished the month down 5.5% at $61.05/bbl. Heating oil dropped by 12.2% and gasoline finished the month down 6.1%. Natural gas futures plummeted to finish December lower by 29.2%. February gold remained range-bound in December, finishing down 2.3% at $638/oz. Silver gave up nearly half of its recent gains, falling by 8.4% during the month to $12.93/oz. Copper futures continued to correct against the long-term trend, finishing the month down 10.2%. The grains complex was choppy and range-bound in December, with little net movement by the end of the month. Cotton and cocoa were both up approximately 5% in an otherwise uneventful month.

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

After falling sharply early in the month, both U.S. and European interest rate futures recovered to finish November somewhat higher. Uncertainty over the timing and direction of future central bank moves in Japan, Europe, and the United States was reflected in the tepid performance of short-term rate futures. Overall, futures at the long end of the curve were stronger than their shorter brethren, continuing a trend that was started late last summer. Traders punished the U.S. Dollar in November, driving the U.S. Dollar Index down nearly 3% by the end of the month. The British Pound climbed more than 3%, the Japanese Yen was up nearly 1%, and the Euro increased by 3.7% against the U.S. Dollar. The Canadian Dollar fared poorly, falling by 1.6% against the U.S. Dollar and more than 5% against the Euro. American and European stock markets continued to show strength through most of the month of November, although a late-month decline erased much of those gains for the European markets. The S&P 500 finished the month up 1.6% and the NASDAQ Composite was higher by 2.7%. In Europe, futures on the German DAX finished the month up less than 1% after being ahead by more than 3% two weeks earlier. British FTSE futures were down 1%. Japanese Nikkei 225 futures had to rally sharply to overcome a 4% deficit and finished the month lower by only 1%. In November, energy markets continued the quiet range-bound trading experienced throughout the previous month. Crude oil finished the month up 4.4% at $64.62/bbl. Heating oil was up 6.6% and gasoline finished the month up 8.8%. Natural gas futures traded in a range, closing at the top of the range to finish November higher by 10.4%. February gold rallied late in the month to finish November up 6.5% at $653/oz. Silver continued to streak upward, climbing 13.5% during the month to $14.11/oz.,the highest monthly close in more than twenty years. Copper futures fell by 4.5%. The corn and soybean markets continued upward, albeit not at the torrid pace of the previous month. March corn was up more than 16%, finishing November at $3.90/bu. Soybeans followed with a 7% gain. Wheat continued to consolidate, up 3.7%. The cattle complex was down slightly in a volatile market.

After peaking early in the month, both U.S. and European interest rate futures reversed and fell sharply across the entire curve throughout December, signaling the expectation of higher interest rates to come. The downward moves in the U.S. futures constituted a significant reversal of an uptrend that began last June. After a sharp decline the previous month, the U.S. Dollar recovered in December, regaining about half of its November losses. Although European currencies vis-à-vis the U.S. Dollar were largely range-bound, a continuation of the November breakout in the Euro-Yen crossrate provided many profitable opportunities for traders. The British Pound fell 0.4%, the Japanese Yen was down 2.7%, and the Euro decreased 0.3% against the U.S. Dollar. The Canadian Dollar fell by 2.2% against the U.S. Dollar and 1.9% against the Euro. European stock markets outperformed their American counterparts in December. The S&P 500 finished the month up 1.2% and the NASDAQ Composite was lower by 0.7%. The blue-chip Dow Jones Industrial Index set several new all-time highs during the month, culminating with an intraday high of 1250.15 and finishing the month up 2.0% at 1246.32. In Europe, futures on the German DAX finished the month up just over 4% while French CAC-40 futures were up 3.9%. Japanese Nikkei 225 futures soared upward and finished the month higher by 6.3%. While Crude oil and gasoline remained range-bound, warmer weather in the United States caused heating oil and natural gas prices to fall in December. Crude oil finished the month down 5.5% at $61.05/bbl. Heating oil dropped by 12.2% and gasoline finished the month down 6.1%. Natural gas futures plummeted to finish December lower by 29.2%. (All prices based on February delivery.) February gold remained range-bound in December, finishing down 2.3% at $638/oz. Silver gave up nearly half of its recent gains, falling by 8.4% during the month to $12.93/oz. Copper futures continued to correct against the long-term trend, finishing the month down 10.2%. The grains complex was choppy and range-bound in December, with little net movement by the end of the month. Cotton and cocoa were both up approximately 5% in an otherwise uneventful month.

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

The world’s equity markets recovered quickly from the London bombings and rallied throughout July, showing unexpected strength. The Balanced Series’ trading advisors reaped significant profits from the stock index sector throughout the third quarter. The energy sector was also profitable in the third quarter, as an uptrend in prices accelerated with the arrival of Hurricane Katrina. Heavy losses in the interest rate sector, however, pulled performance into negative territory for the quarter.

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

Winton Series (formerly the Beach Series)

The Winton Series – Class 1 Net Asset Value increased 5.6% for the twelve months ended December 31, 2005, net of fees and expenses; the Winton Series – Class 2 Net Asset Value increased 8.8% for the twelve months ended December 31, 2005, net of fees and expenses.

The Winton Series – Class 1 Net Increase in Owners’ Capital Resulting from Operations was $241,432, or $5.92 per unit, for the twelve months ended December 31, 2005.

The Winton Series – Class 2 Net Increase in Owners’ Capital Resulting from Operations was $11,807, or $9.43 per unit, for the twelve months ended December 31, 2005.

For the twelve months ended December 31, 2005, the Winton Series recorded net gain on investments of $365,856, net interest of $16,877, and total expenses of $129,494, resulting in a net increase in Owners’ capital from operations of $253,239. The Net Asset Value per Unit, Class 1, increased from $106.01 at December 31, 2004, to $111.93 as of December 31, 2005. The Net Asset Value per Unit, Class 2, increased from $106.84 at December 31, 2004, to $116.27 as of December 31, 2005. Total Class 1 subscriptions for the twelve months were $1,398,568, and redemptions were $81,685. Total Class 2 subscriptions and redemptions for the twelve month period were $71,500, and $83,490, respectively. Ending capital at December 31, 2005, was $2,047,247 for Class 1 and $178,306 for Class 2.

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

March 2005 started well with the trends of February following through to the first half of the month. The final two weeks of the month saw reversals of these trends leading to an overall loss in the Series. The global equity markets started declining mid month, particularly in the United States as investors became increasingly nervous about the Fed’s ongoing policy of interest rate increases and the erosion of corporate profits resulting from rising energy and other commodity prices. The European and Far East markets were not immune to the decline as investors are becoming more sensitive to weak economic data from these regions. A rate increase by the FOMC saw the U.S. Dollar move sharply higher against the European and Asian / Pacific currencies, affecting long Euro and British Pound positions. The interest rate hike was also felt in the other commodities sector as both base (with the exception of aluminum) and Precious Metals fell following the news. Energy markets had a sharp sell off but ended the month higher with gasoline leading the way as, from a futures prospective, the summer driving season is approaching in the United States. Energy was the best sector with good profits in gasoline and heating oil. Currencies lost money as the U.S. Dollar surged higher following the U.S. rate hike. Aluminum performed well in the Metals sector but the gains were offset by losses in gold and silver.

Markets remained very volatile and counter trending over the month of April leading to losses in the Winton Series. Energy reversed its recent gains as heating oil and unleaded gasoline fell sharply during the month. In the Metals sector aluminum was hit the hardest as significant producer selling came into the market. Indices, with a few exceptions, declined during the month with the Nikkei recording a new low for the year. Fixed Income yields declined significantly across the maturity and geographic spectrum in April with the exception of the short end in the

United States. The markets focused on the disappointing IFO business climate index for Germany combined with a possible no vote in the upcoming European referendums on the European constitution. In Japan, an unexpectedly weak CPI and Tokyo department store sales drove the yield on the JGB lower. In the Currency sector, Japanese Yen strength generated losses as the market focused on continuing U.S. efforts to persuade the Chinese to let the Renminbi float or at least appreciate vis-à-vis the U.S. Dollar.

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

The Winton Series was profitable in June, with performance primarily coming from the Financial sectors. The Currency sector benefited mainly from positions in the Japanese Yen and the Euro as the U.S. Dollar strengthened during the early part of the month. European and Asia / Pacific equity indices moved higher despite rising energy costs. The FTSE and the IBEX Index in Spain were the best performing markets in that sector. Fixed income yields extended their declines during the month, with profits coming from positions both at the long end and the short end with the Bund and Short Sterling being the main drivers. Energy prices continued to rise during the month as market participants continued to believe that OPEC did not have the ability to hold prices below $50 per barrel through increased production. Gasoline was the best performing market in June. The Commodity sector was disappointing, both base and precious metals put in a mixed performance with gold and copper rising but silver and nickel falling. The soybean complex was affected by weather implications as the market watched to see what the impact of the various hurricanes would be.

The main story for July was the dramatic move in bond yields in the United States. The initial catalyst appears to have been a stronger-than-expected June ISM Purchasing Managers Survey which drove 10-year Treasury yields back above 4.0%. Other positive surprises throughout the month bolstered the economy - Retail Sales and University of Michigan confidence were notable examples. The improved outlook for the economy helped push the S&P to its best level in over 4 years. European & Asia/Pacific Indices also moved substantially higher during the month as upbeat economic data and generally positive second quarter earnings reports fed the market. The U.S. Dollar maintained a broad consolidation range for most of the month. Metals and commodities had a quiet month. Stock Indices were the best performers with profits coming from the European and Far East Indices. In the Interest Rate sector losses came from positions in T-Bonds and Euribor.

The primary factor in August was the large upward move in energy prices toward the end of the month. The DJ-AIG Index jumped 5.9% on August 29th when Hurricane Katrina hit the Gulf Coast, shutting off 1.4 million barrels per day of oil production and 8.3 billion cubic feet of natural gas production. Global equity markets exhibited an increased sensitivity to rising energy prices earlier in the month and therefore declined. Japan proved an exception, recording meaningful gains after a surprisingly upbeat report from the BOJ and a sharp rise in machinery orders. The U.S. Dollar Index declined over 1% in August; the main beneficiaries being the European currencies. Profits in the Winton Series came primarily from the Energy Sector with Unleaded Gasoline being the main performance driver. Currencies was the poorest-performing sector with the main loss coming from a British Pound position.

Global Stock Indices provided the main performance in September. Whilst the U.S. Stock Indices were generally lower on the month, European and Asian markets surged higher. The Currency sector also had a good month as the U.S. Dollar Index erased its August decline. The U.S. Dollar, which had fallen on the back of rising oil prices, rallied as these settled down. European currencies also took an additional knock after Angela Merkel failed to win a decisive majority in the German elections. In the Currency sector, the portfolio’s positions in the Canadian Dollar and Euro performed well.

October saw sharp reversals in Stock Indices. Short-term trading signals were used to avoid giving back the bulk of the gains made in October. Interest Rates had a profitable month on the back of positions in the Bund and Eurodollars. Japanese Yen positions continued to perform well but Canadian Dollar positions gave back some of their gains. Energy prices continued to drift lower as the restoration of Mexican Gulf production and refining capacity is progressing. Heating oil inventories, which will become increasingly important as winter approaches, have continued to tighten to seasonal averages. The Metal sector performed well as zinc and copper climbed higher. Other commodities had a relatively flat month, grains and oilseeds, as a sector, fell during October whilst foods and softs moved higher.

November was a strongly positive month for the Winton Series. The benefits of diversification showed through as strong performance came from a number of different sectors. The U.S. Dollar performed well with the U.S. Dollar Index climbing to a new high for the year. The Japanese Yen also broke its 2004 low vs. the U.S. Dollar along with the Euro, British Pound and Swiss Franc. After selling off in October, Stock Indices dramatically reversed course in November, with the strongest gains coming from the Asia/Pacific region. The Financials sector had a quiet month. Metals, both precious and base, performed well, with gold and copper being the main performance drivers of the sector. Other commodities also put in a good performance on the month. Sugar continued on its upward trend and was the best performing market in the soft’s sector.

December saw a continuation of the upward move in Stock Indices in Europe and Asia as investor confidence grew. Gains in the United States were the smallest among the developed nations with the Dow Jones Industrial Index remaining unchanged. The Japanese TOPIX index was the best performer in the Stock Indices sector. In the currency sector, Japanese Yen positions suffered a sharp reversal towards the middle of the month, when the BOJ released the latest Tankan report showing significant improvement in private companies compared to previous reports. In the Interest Rate sector; steady tightening by the Fed generally put upward pressure on the short end of the yield curve. Longer maturities, however, did not respond to the degree that might have been expected. The divergence between short and long term maturities was most obvious in the United States where the spread narrowed substantially. The Metals sector continued to perform well as both base and precious metals moved higher during the month. Gold moved above $500 per ounce for the first time since 1987. Gold and zinc were the main profit drivers in the Metals sector. Energy prices moved generally higher during the month. Other commodities put in a good performance on the back of positions in sugar.

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

A difficult interest rate environment caused losses at the longer end of the curve in February 2005. Trending conditions in the equity index, zinc, and copper markets resulted in profits that offset much of the portfolio’s losses during the month. The rally in the U.S. Dollar failed early in February and the U.S. Dollar ended the month lower. However, small gains on our short U.S. Dollar positions were offset by losses in cross currency pairs, resulting in negative performance in the Currency sector overall.

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

The Campbell/Graham Series’ May performance was strong, with higher returns resulting primarily from positive performance in Currencies and Interest Rates. The apparent breakdown of the EU constitutional ratification process was a key development late in the month causing investors to readjust their expectations for the Euro. The shift in favor of the U.S. Dollar topped off a six week rally that led the greenback to its highest levels since before the U.S. elections in 2004. The Fixed Income sector was the best performer in May. The markets’ sharp response to economic and political events during the course of the month evidenced a certain degree of investor surprise.

The Campbell/Graham Series reported another month of strong returns in June, as a surge in global volatility continued to fuel strong performance. Substantial moves in the currency, fixed income and energy markets were the primary profit drivers. The most profitable sector was currency, as the U.S. Dollar rose sharply in June to new six-month highs. The Euro continued to slide during the month following the rejection of the proposed European constitution by French and Dutch voters.

July results were mixed for the Campbell/Graham Series. Markets were rattled following the Chinese currency revaluation, but much of the initial decline in the U.S. Dollar was recovered the following day. Equity markets ended the month broadly higher and were the most profitable sector while the Interest Rates sector traded lower and generated the largest losses. Energy markets traded lower early in the month, but ended near all-time highs and at a small profit for long positions. July returns demonstrated the virtue of diversification as some of the best performing sectors year-to-date posted losses, while the most difficult sector this year (Equities) delivered the best return in July. August was a disappointing month in which sharp trend reversals occurred in each of the major financial sectors, resulting in significant losses. Currencies was the worst performing sector. The U.S. Dollar peaked at the end of July, then reversed sharply and traded close to its recent lows at the end of August. A similar reversal occurred in the Interest Rates sector, resulting in losses at both ends of the yield curve. Equities trended higher in July, but record energy prices caused a sharp sell-off and erased the gains, with performance nearly flat in this sector. Energy was the only profitable sector of note in August.

The Campbell/Graham Series reported positive returns in September as many of the trends in the major financial sectors resumed their course. The same sectors that reversed so sharply in August were the most profitable for September, while Energy, the most profitable sector in August, made losses in September as crude oil prices finally settled lower. The U.S. Dollar rallied strongly from the start of the month following the late-August sell-off, and again approached the highs for the year. Although some cross currency trades generated losses, the Currency sector proved profitable overall. Even more profitable for the Series was the Stock Index sector, as global equity markets also finished mostly higher.

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

November was another profitable month for the Campbell/Graham Series. Currencies was the most profitable sector as the U.S. Dollar continued to strengthen against the Euro and the Japanese Yen. The major theme continued to be the rising U.S. interest rate differentials and the persistent weakness of the Japanese Yen. Energy prices continued their slide in November with warmer than normal weather in many regions of the country. This was good news for energy consumers, but generated losses for long energy positions. Metals were slightly profitable, with copper rising to new all-time highs and gold closing over $500 per ounce.

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

Performance was nearly flat in January as the first week of the month saw a sizeable recovery in the U.S. Dollar with the Euro registering its greatest decline in one week since inception. The sharp U.S. Dollar recovery did not suit the currency positions and it was this and the decline in the value of some of the cross currency strategies that caused the first few days of the year to be negative. The Currency Series experienced successful trading of Swiss Franc versus GB Sterling and U.S. Dollar against the Japanese Yen, but had losses in Euro against GB Sterling and GB Sterling against the U.S. Dollar.

February was an inconclusive month in the Foreign Exchange market. In the early part of the month the U.S. Dollar continued the recovery which had commenced in January. However, and in spite of generally good economic numbers out of the United States, the U.S. Dollar commenced a decline from higher levels in the middle of the month. The continued appreciation of Asian currencies contributed to gains and the Currency Series generated positive returns in positions long of New Zealand Dollar, Philippine Peso, Singapore Dollar and the Taiwan Dollar. These gains were somewhat offset by a loss in U.S. Dollar versus Indonesian Rupiah. In short term trading strategies there were solid gains in Euro versus the U.S. Dollar, British Pound versus the U.S. Dollar and in Euro versus Swiss Franc. There were losses in U.S. Dollar and GB Pound versus Japanese Yen and Australian Dollar versus the U.S. Dollar.

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

The release of U.S. economic data throughout April, although relatively poor, was offset by weaker economic numbers from the Euro zone, leaving the foreign exchange market to drift fairly aimlessly throughout the month. Concern about upward pressures on U.S. rates continued in the early part of April, causing liquidation of minor currency yield positions and leading to increased volatility in those markets. The possibility of a peg adjustment from China continued, but mitigating this were concerns about higher rates which meant that volatility remained high in the regional currencies, especially the Asian pairings. This resulted in some appreciation of the Japanese Yen. The whipsaw actions that were evident across the markets in general caused losses in the Currency Series.

May started with a repeat of the range bound trading conditions experienced for most of the early part of 2005 but became quite different due to two factors. First, an improvement in the economic data out of the United States coincided with further evidence that the Euro zone economy was at best limping along. Secondly, and more importantly, the prospect and then the reality of the French referendum on the European Constitution proved a catalyst for markets to reassess the prospects for the Euro zone from a political as well as economic perspective. This prompted a fall in the Euro toward the end of the month and underscored U.S. Dollar strength in general. After a mediocre start to the month, where range bound markets made it difficult to generate consistent revenues from both a portfolio and short term perspective, the decline in the Euro and British Pound and the associated U.S. Dollar strength generated profits later in the month.

In June, the U.S. Dollar continued the rally that started in April. However, the move higher was not as impulsive as many commentators expected. A further rate rise from the FOMC and an unchanged bias provided further incentive for U.S. Dollar buying. In spite of this and talk of rate cuts in Euroland, however, a break of the psychological 1.20 level in Eur/Usd proved elusive. Economic data out of the United States was on the whole positive while European figures remained weak, and the negative sentiment regarding EU continued. In the Latin sphere the Brazilian Real continued to attract the yield hunters despite talk of increased U.S. Dollar buying interest from the Central Bank for the remainder of 2005. Despite a fairly strong start to the month, shorter-term trading struggled, and consequently the overall returns for the month were merely satisfactory rather than exceptional.

Cyclical data out of the United States remained robust in July, which had the effect of keeping equities near their four year highs and prompting bond yields higher. In spite of this, the U.S. currency struggled to post any new gains. There was continued talk within the FX market that reserve management / diversification had started to cap U.S. Dollar strength, and the euphoric forecasts of sustained U.S. Dollar strength began to fade towards the end of the month. The long awaited announcement from the Chinese on the loosening of its exchange rate regime had a limited impact and there was some disappointment within the market with the lack of reaction from other Asian units, especially the Japanese Yen, as upcoming political worries in respect of the postal vote damaged positive Japanese Yen sentiment. As in June, the month started strongly. As the momentum in the strength of the U.S. Dollar subsided, however, some gains were given up and the remainder of the month provided less opportunity with the market becoming range bound.

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

Early September trading was heavily impacted by the arrival of Hurricane Katrina and the subsequent devastation in Louisiana. The resultant spike in the price of crude oil, along with perceived poor response from the Bush Administration, prompted a sell-off in the U.S. Dollar. Elsewhere, while the Japanese Yen, Indonesian Rupiah and Korean Won also weakened with the rise in crude oil, the major beneficiary was the Canadian Dollar, which continued to show fundamental strength on the back of higher energy and commodity prices. In the UK, economic data continued to show a soft tone increasing concerns about the future strength of the economy. Overall the Currency Series trading results for September were disappointing, as traders were unable to capitalize on a robust start.

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

There was a move toward risk aversion in December, as a number of the yield plays that had dominated throughout 2005 reversed quite sharply due to profit-taking. A major driver was the reduction in Japanese Yen short positioning and the associated adjustments in Japanese Yen cross positioning against the other G10 currencies. Allied to this there was a general strengthening of Asian currencies, a theme which continued to benefit the Series. The major yield currencies gave up some of the gains of the previous months and the Brazilian Real weakened more than 8% from its highs. Moves were somewhat exacerbated because of liquidity declines in the face of the approaching holiday period. The Currency Series had positive performance for the month.

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

The Dunn Series experienced losses in January. Gains in U.S. and non-US interest rates were cancelled out by losses in equities and energies leaving the choppy currency market to dominate the month’s results as foreign currencies sold off against the U.S. Dollar. These moves were largely supported by comments made by Secretary Snow that the Administration wants a strong U.S. Dollar, adding that the focus will be on deficit reduction and other steps to sustain the U.S. Dollar’s strength. These comments caught many investors off guard as most market participants expected the U.S. Dollar to continue declining as it did in 2004. Energies bottomed out early in the month, largely supported by production cuts that were enacted in early January by OPEC producers. Continued tensions in Iraq, particularly the assassination of the Governor of Baghdad and impending elections at the end of the month kept an added premium in the market. Bonds staged a comeback in January, as December’s non-farm payroll numbers were mostly in line with expectations. The economic releases pointed to growth, but inflation and inflationary expectations seemed to be in check. Stocks gave back most of their December gains.

February was another disappointing month for the Dunn Series on losses in the Currencies and Interest Rate sectors. In February, the Fed raised the Fed funds rate by 25 basis points to 2.5% as expected. The U.S. Dollar showed strength earlier in the month on Greenspan’s comments that market forces may be on the verge of stabilizing the current account deficit. Bush’s budget forecast also appeared to boost the U.S. Dollar. The strong U.S. Dollar trend reversed sharply late in the month largely due to the rumor that South Korea was diversifying its foreign reserves out of U.S. Dollars and into other currencies creating fear that Japan and China would follow suit.

March continued a string of disappointing performance in the Dunn Series. A strong February non-farm payroll and surging raw commodity prices pressured the U.S. Treasury market, providing positive traction to short U.S. sovereign debt positions. Also, the FOMC raised the fed funds rate another 25 basis points as expected. Interest rate differentials helped the U.S. Dollar stage a rally mid-month as the ECB and the Bank of England passed on raising rates at their monthly meeting. This resulted in losses in short non-U.S. interest rate positions and long foreign currency positions. Even though OPEC increased its production quota by 500,000 barrels per day, crude oil prices kept their torrid pace, and profits in the Energy sector offset losses in the financial sectors. The first quarter was characterized by choppy and range-bound markets, with little in the way of extended trends from which to profit.

Strong gains in non-U.S. sovereign debt sector were insufficient to offset losses in others sectors for April. Energy prices weakened in response to build-ups in oil stocks coupled with downgraded forecasts of oil demand by the International Energy Agency. Softer economic data, including a weaker than expected non-farm payroll print, facilitated a U.S. Treasury market rally, which pressured short U.S. sovereign debt positions. Currency markets continued to look for direction as interest rate differentials and a revaluation of the Chinese Yuan in China continue to be the focus.

The Fed raised its overnight lending rate to 3.0% during May while the Bank of England and the ECB both left their rates unchanged. The Dunn Series benefited from long U.S. and foreign bond positions, and short foreign currency positions, as the U.S. Dollar’s rally against the Euro, Swiss Franc and Japanese Yen continued in May. France’s decision not to ratify the European Union constitution also undermined the Euro. May’s strong performance cut the year-to-date deficit in the Dunn Series approximately in half.

The Dunn Series was profitable again in June. The words of various central bankers spoke louder than any concrete actions, but seemingly were sufficient to propel global fixed income markets higher. First, comments by the Fed member Richard Fisher suggested that the Fed was nearing the end of its rate hike cycle. This was followed by a statement from the ECB’s chief economist, Otmar Issing, that the markets almost always correctly predicted the ECB’s actions, suggesting that a rate cut was in the cards for the European Union (the “EU”), particularly after Sweden’s central bank, the Riksbank, cut its repo rate by 50 basis points. The Bank of England’s minutes from its June monetary policy meeting showed that two of its nine members voted to cut rates at its last meeting. Currency markets continued to see the U.S. Dollar rally as the possibility of lower rates in the EU and UK coupled with the expectation of at least one more rate hike in the United States favored the greenback. Currencies and Interest Rates were the primary profit drivers in June.

The Dunn Series performance was negative in July. Stronger than expected economic data provided strength to global stock markets, adversely pressuring the Dunn Series’ long global fixed income positions. In his semi-annual testimony before Congress, Fed Chairman Alan Greenspan re-emphasized that the Fed’s outlook is one of sustained economic growth and contained inflationary pressures. The U.S. Dollar moved somewhat higher during the month on expectations that the Fed would continue to increase the Fed funds rate at future FOMC meetings, benefiting the Dunn Series’ long U.S. Dollar positions. The U.S. Dollar’s strength was tested late in the month as China announced a revaluation of the Chinese Yuan. The revaluation, a higher Chinese Yuan versus the U.S. Dollar, was smaller than most had expected, only 2.1%. Energy prices firmed in July primarily on scattered refinery and production problems and continued terror concerns. While Currencies, Energy, and Stock Index sectors were all profitable, losses in the Interest Rate sector were enough to the monthly performance into the red.

Poor performance in the Currencies and Interest Rate sectors outweighed profits from the Energy sector to create net negative performance in August. A host of events, including the death of Saudi King Fahd, gasoline refining capacity problems, various acts of terror, and Hurricane Katrina contributed to rising energy costs. As a result, the program benefited from its pre-existing long energy positions. Unfortunately, these factors also convinced markets that the U.S. economy would slow, which was contrary to the Dunn Series’ interest rate and currency positions. Performance in the stock index sector was positive, mainly on the strength of Japan’s improving economic outlook.

The Dunn Series experienced additional losses in September. The beginning of the month was distinguished by market expectations that interest rates would rise in the United States. Accordingly, the many of the long U.S. (and foreign) sovereign debt positions were reduced. Later in the month the Fed did indeed raise the Federal Funds rate by

25 basis points to 3.75% as inflation concerns outweighed the potential for an economic slowdown. The Fed also said its policy is still accommodative and expected to continue raising rates at a measured pace. As Japan continues its path toward economic recovery and reform, the ruling Liberal Democratic Party handily won a majority of the seats in the lower house of the Diet. As a result, established long positions in the Japanese TOPIX and NIKKEI stock indices led the way in a profitable Stock Index sector. Losses in the Interest Rate sector brought overall performance down.

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

The Dunn Series turned in a positive performance in November. As expected, the Fed raised its Fed funds rate 25 basis points to 4.00%. This was the 12th consecutive rate hike in as many meetings. Despite the fact that the European and Japanese central banks are also considering future rate hikes, interest rate differentials continued to favor the U.S. Dollar, providing gains in predominantly short foreign currency positions. Global stock markets dismissed any notion of higher interest rates slowing their momentum, providing gains in the majority of the Dunn Series’ long foreign stock index positions.

Performance in December turned negative again, as a combination of ECB and Fed actions supported foreign currency prices versus the U.S. Dollar, creating losses in predominantly long U.S. Dollar positions. The ECB, for the first time in five years, raised its Refi rate, (akin to the Fed funds rate) by 25 basis points to 2.25%. The ECB’s rate increase was not seen as merely the first in a series of upcoming rate hikes; rather future ECB monetary policy is expected to be reactive. The Fed followed in mid-month with a 25 basis point hike to bring the Fed funds rate to 4.25%. The most notable change in the Fed move was in its accompanying statement following the increase. The key word “accommodative” was removed from the Fed’s description of its monetary policy, leading many participants to believe the Fed is near the end of its rate hike cycle. Mixed economic data created losses in short bond positions as bond prices rose in December. However, global stock indices responded favorably to interest rate developments, as well as evidence of continued economic growth, leading to gains in long stock index positions in Europe and Japan.

Graham Series

The Graham Series – Class 1 Net Asset Value decreased 20.0% for the twelve months ended December 31, 2005, net of fees and expenses; the Graham Series – Class 2 Net Asset Value decreased 17.5% for the twelve months ended December 31, 2005, net of fees and expenses.

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

With the backdrop of the U.S. presidential inauguration and hopeful prospects for successful Iraqi elections, U.S. economic reports released during January were mixed. In the global equity markets, the major U.S. indices declined sharply, reversing rising price trends. Bond prices moved modestly higher in the United States and Japan for the second consecutive month, while they were mixed in Europe. In the currency markets, the U.S. Dollar sharply reversed its recent bearish trend as it surged versus many major global currencies, most notably the Euro, against which the U.S. Dollar had reached a record low during December. Energy prices continued to move in a volatile pattern as crude oil rose 10% and natural gas increased 2% following double-digit declines in December. Base metal prices reversed their recent bullish price moves as aluminum fell 5%, nickel lost more than 2%, and copper declined slightly. In precious metals, gold fell almost 4%, its second consecutive monthly decline after reaching 17 year highs in late November. The agricultural markets finished the month with mixed results. The Graham Series incurred a loss during January, primarily attributable to the abrupt rise of U.S. Dollar versus the Euro following several months of declines. Price reversals within the global equity index markets as well as short-term volatility within the energy and aluminum markets also resulted in losses. Gains recorded by positions in the global fixed income markets offset a portion of the portfolio’s losses.

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

The Graham Series bounced back in May as the month was generally characterized by bullish price moves in global bond futures and a sharp surge in the value of the U.S. Dollar late in the month. In global bond futures, long positions in U.S. Treasury note and bond futures were profitable as prices moved higher throughout May. Trading in currencies was also profitable, most significantly from long U.S. Dollar positions as major European currencies fell sharply late in the month in response to French voters rejecting the proposed new European constitution. Dutch voters agreed with the rejection on June 1, furthering the Euros’ decline.

In spite of a very strong performance in June, performance of the Graham Series was negative for the second quarter. The Graham Series posted gains as global bond futures, equity indices, and the U.S. Dollar continued their recent bullish trends despite some mid-month volatility. Specifically, rising prices in United States and European bond futures and the European equity index markets resulted in notable profits during the month. Additional gains resulted from long U.S. Dollar positions versus the Euro and Swiss Franc as the Euro continued to slide during the month following the rejection of the proposed new European constitution by French and Dutch voters. Trading in tangible commodities markets resulted in small losses that offset a portion of the month’s gains.

The Graham Series incurred losses in global bond futures in July as prices in the United States reversed recent bullish trends and prices in Europe and Japan exhibited short-term trendless patterns during the month. In the U.S. fixed income markets, yields moved higher in reaction to generally positive U.S. economic news released throughout the month and statements by FOMC Chairman Alan Greenspan indicating the U.S. economy is strong and is expected to remain so. After declining during the first half of the month, bond prices in Europe and Japan rose following China’s decision to end the decade long peg of the Chinese Yuan to the U.S. Dollar, but ultimately prices drifted lower after subsequent indications of economic growth in those regions. Solid profits that resulted from continued bullish trends in global equity indices offset a sizable portion of the losses incurred in the fixed income markets. Positions held in the Japanese Yen were also profitable despite significant short-term volatility spurred by China’s announcement regarding the Chinese Yuan.

The Graham Series reported a loss in August as losses recorded in currencies and global bond futures outweighed strong profits from positions in the energy sector. Sharp increases in energy prices were mainly attributed to supply concerns that arose due to a variety of unrelated factors including the disruptive affects of Hurricane Katrina, gasoline demand in the United States during the end of the summer driving season, and the death of Saudi Arabia’s King Fahd early in the month. Losses during the month were primarily attributed to volatility in the currency markets which concluded with the U.S. Dollar falling between 1% and 3% versus the Euro, Swiss Franc, and Japanese Yen amid signs of improving economic conditions in Europe and Japan combined with mixed economic reports in the United States.

The Graham Series recorded strong profits in September. Performance during September was primarily attributable to continued strong upward trends in the Japanese and European equity index markets. In Europe, prices moved higher early in the month on optimism regarding economic growth as elections in Germany approached during mid-month. European equities also reacted favorably to better than expected U.S. economic reports released in the aftermath of Hurricane Katrina. In Japan, the Nikkei and Topix equity indices climbed to four-year highs on continued expectations of economic growth following comments from Japan’s central bank suggesting deflation may be subsiding in the near future. The re-election of Japan’s current Prime Minister, who has overseen much of its recent economic growth, bolstered Japanese equity markets early in the month.

The global financial markets were characterized in October by sharp bearish price moves in global bond futures and energy markets, volatility in global equity indices, and a continued strengthening of the U.S. Dollar. The Graham Series recorded small losses for the month. Performance during October was primarily attributable to price reversals in the European equity index markets as prices declined throughout the month due to mounting growth and inflation concerns. Smaller losses were recorded in crude oil, which exhibited significant short-term volatility as it concluded the month 10% lower. Major contributors to the decline in crude oil included high prices curbing demand and Hurricane Wilma causing fewer than anticipated disruptions in the Gulf of Mexico. There were profits in global bond futures as prices fell sharply with the most significant declines being reported in the United States and Europe. Bond futures prices retreated in the United States on inflation fears, better than expected third quarter growth data, and speculation that the FOMC would continue to raise interest rates into 2006. Bond futures prices also moved lower in Europe on inflation concerns and business confidence climbing to a 5-year high during the last week of the month. Smaller gains were attributable to the U.S. Dollar’s continued strengthening following speculation that the FOMC will continue to raise interest rates in order to curtail inflation.

Performance turned positive again in November as positions benefited from continued bullish trends in the U.S. Dollar as well as in metals and global equities. Performance during November was driven primarily by the sharp move higher of the U.S. Dollar versus major global currencies during the early part of the month. This move followed the increase in interest rates by the FOMC for the twelfth consecutive time accompanied by a Fed statement indicating policy accommodation can continue to be removed at a measured pace. Comments from FOMC Chairman Alan Greenspan days later stating that U.S. growth remains firm combined with the weak October U.S. non-farm payrolls report and strong U.S. consumer sentiment report supported ongoing speculation that the FOMC would continue to raise interest rates, boosting the U.S. Dollar. Smaller gains were the result of rising prices in the metals and global equity index markets. Notably in metals, aluminum reached a 16-year high following a cut in production from companies in China, zinc climbed more than 11% during the month on its demand outlook, and gold surpassed $500 per ounce for the first time since December 1987 on inflation concerns. In global equity indices, prices moved generally higher as oil prices retreated early in the month. Additionally, U.S. and European equity indices rose following positive third quarter growth and earnings figures, while in Japan, the Nikkei reached a five-year high on continued optimism of a strong economic recovery. Significant short-term volatility in the global bond futures markets resulted in losses that offset a portion of the profits recorded by our trend-following portfolios.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2007 and 2006. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Balanced Series:

	December 31, 2007		December 31, 2006
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$4,141,800	1.6%	$8,197,199	2.9%
Currencies	$12,550,205	4.9%	$7,573,212	2.7%
Stock Indices	$16,386,874	6.4%	$11,119,189	4.0%
Metals	$2,218,094	0.9%	$3,739,714	1.3%
Agriculturals/Softs	$5,268,753	2.0%	$3,510,763	1.3%
Energy	$2,427,354	0.9%	$2,022,428	0.7%
Total:	$42,993,080	16.7%	$36,162,505	12.9%

Winton Series:

	December 31, 2007		December 31, 2006
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$926,827	2.0%	$10,128	1.6%
Currencies	$912,891	2.0%	$8,182	1.3%
Stock Indices	$396,460	0.9%	$24,378	3.8%
Metals	$321,324	0.7%	$7,255	1.1%
Agriculturals/Softs	$458,927	1.0%	$1,813	0.3%
Energy	$285,114	0.6%	$6,529	1.0%
Total:	$3,301,543	7.2%	$58,285	9.1%

Currency Series:

	December 31, 2007		December 31, 2006
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0%	$0	0%
Currencies	$1,416,836	13.4%	$1,510,895	8.4%
Stock Indices	$0	0%	$0	0%
Metals	$0	0%	$0	0%
Agriculturals/Softs	$0	0%	$0	0%
Energy	$0	0%	$0	0%
Total:	$1,416,836	13.4%	$1,510,895	8.4%

Dunn Series:

	December 31, 2007		December 31, 2006
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0.0%	$24,932	16.4%
Currencies	$0	0.0%	$6,233	4.1%
Stock Indices	$0	0.0%	$15,738	10.4%
Metals	$0	0.0%	$1,068	0.7%
Agriculturals/Softs	$0	0.0%	$6,121	4.0%
Energy	$0	0.0%	$6,423	4.2%
Total:	$0	0.0%	$60,515	39.8%

Graham Series:

	December 31, 2007		December 31, 2006
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$12,456	0.2%	$1,050,855	5.2%
Currencies	$528,103	6.7%	$3,289,980	16.4%
Stock Indices	$41,051	0.5%	$2,263,026	11.3%
Metals	$19,450	0.2%	$68,470	0.3%
Agriculturals/Softs	$12,621	0.2%	$118,635	0.6%
Energy	$15,508	0.2%	$96,870	0.5%
Total:	$629,189	8.0%	$6,887,836	34.3%

Campbell/Graham Series:

	December 31, 2007		December 31, 2006
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,069,340	1.7%	$1,653,852	2.0%
Currencies	$6,743,483	11.0%	$5,336,598	6.4%
Stock Indices	$2,393,573	3.9%	$3,586,469	4.3%
Metals	$528,218	0.9%	$8,802	0.0%
Agriculturals/Softs	$54,560	0.1%	$126,977	0.2%
Energy	$364,034	0.6%	$177,915	0.2%
Total:	$11,153,208	18.2%	$10,890,613	13.1%

Long Only Commodity Series:

	December 31, 2007		December 31, 2006
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0.0%	$0	0.0%
Currencies	$0	0.0%	$0	0.0%
Stock Indices	$0	0.0%	$0	0.0%
Metals	$120,000	2.4%	$193,550	1.9%
Agriculturals/Softs	$170,000	3.4%	$274,196	2.8%
Energy	$210,000	4.2%	$338,713	3.4%
Total:	$500,000	10.0%	$806,459	8.1%

Long/Short Commodity Series:

	December 31, 2007		December 31, 2006
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$64,368	0.2%	$5,001	0.0%
Currencies	$31,556	0.1%	$8,749	0.0%
Stock Indices	$65,182	0.2%	$2,601	0.0%
Metals	$182,014	0.5%	$28,202	0.1%
Agriculturals/Softs	$1,147,408	3.3%	$84,990	0.4%
Energy	$362,885	1.0%	$54,822	0.2%
Total:	$1,853,413	5.3%	$184,365	0.8%

Managed Futures Index Series:

	December 31, 2007		December 31, 2006
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$15,078	1.6%	$439,919	4.2%
Currencies	$32,901	3.4%	$697,159	6.7%
Stock Indices	$4,399	0.5%	$256,612	2.5%
Metals	$6,421	0.7%	$72,770	0.7%
Agriculturals/Softs	$6,504	0.7%	$62,146	0.6%
Energy	$7,777	0.8%	$171,300	1.6%
Total:	$73,080	7.7%	$1,699,906	16.3%

(1)	As of December 31, 2007, a portion of the assets of the Balanced Series was invested in the Currency Series. The Balanced Series effective ownership in this Series as of December 31, 2007, was 30.0%. Including its investment in this Series, total value at risk for the Balanced Series would be $43,417,892, or 16.9% of capitalization as of December 31, 2007.

(2)	As of December 31, 2007, a portion of the assets of the Balanced Series was invested in an Option basket of futures contracts with a notional value of $65,557,928. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2007 and 2006, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Balanced Series:

	December 31, 2007		December 31, 2006
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$3,538,866	1.4%	$5,666,045	2.0%
Currencies	$10,261,853	4.0%	$4,405,393	1.6%
Stock Indices	$4,918,513	1.9%	$7,023,228	2.5%
Metals	$905,858	0.4%	$1,573,179	0.6%
Agriculturals/Softs	$75,566	0.0%	$110,260	0.0%
Energy	$543,804	0.3%	$411,594	0.1%
Total:	$20,244,460	8.0%	$19,189,699	6.8%

Winton Series:

	December 31, 2007		December 31, 2006
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$637,636	1.4%	$8,659	1.3%
Currencies	$48,196	0.1%	$1,751	0.3%
Stock Indices	$146,729	0.3%	$15,478	2.4%
Metals	$89,835	0.2%	$5,636	0.9%
Agriculturals/Softs	$13,376	0.0%	$124	0.0%
Energy	$96,448	0.2%	$1,064	0.2%
Total:	$1,032,220	2.2%	$32,712	5.1%

Currency Series:

	December 31, 2007		December 31, 2006
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0.0%	$0	0.0%
Currencies	$276,836	2.6%	$1,510,895	8.4%
Stock Indices	$0	0.0%	$0	0.0%
Metals	$0	0.0%	$0	0.0%
Agriculturals/Softs	$0	0.0%	$0	0.0%
Energy	$0	0.0%	$0	0.0%
Total:	$276,836	2.6%	$1,510,895	8.4%

Dunn Series:

	December 31, 2007		December 31, 2006
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0.0%	$20,493	13.5%
Currencies	$0	0.0%	$0	0.0%
Stock Indices	$0	0.0%	$10,953	7.2%
Metals	$0	0.0%	$0	0.0%
Agriculturals/Softs	$0	0.0%	$501	0.3%
Energy	$0	0.0%	$1,416	0.9%
Total:	$0	0.0%	$33,363	21.9%

Graham Series:

	December 31, 2007		December 31, 2006
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$10,283	0.1%	$813,695	4.1%
Currencies	$518,545	6.6%	$3,213,532	16.0%
Stock Indices	$39,735	0.5%	$1,687,206	8.4%
Metals	$16,406	0.2%	$60,645	0.3%
Agriculturals/Softs	$954	0.0%	$9,756	0.0%
Energy	$1,052	0.0%	$6,231	0.0%
Total:	$586,975	7.4%	$5,791,065	28.8%

Campbell/Graham Series:

	December 31, 2007		December 31, 2006
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$814,676	1.3%	$1,247,746	1.5%
Currencies	$6,602,342	10.8%	$5,594,621	6.7%
Stock Indices	$2,215,294	3.6%	$2,849,267	3.4%
Metals	$376,563	0.6%	$18,020	0.0%
Agriculturals/Softs	$4,122	0.0%	$10,442	0.0%
Energy	$106,371	0.2%	$43,070	0.1%
Total:	$10,119,368	16.5%	$9,763,166	11.7%

Long Only Commodity Series:

	December 31, 2007		December 31, 2006
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0.0%	$0	0.0%
Currencies	$0	0.0%	$0	0.0%
Stock Indices	$0	0.0%	$0	0.0%
Metals	$0	0.0%	$102,770	1.0%
Agriculturals/Softs	$0	0.0%	$0	0.0%
Energy	$0	0.0%	$0	0.0%
Total:	$0	0.0%	$102,770	1.0%

Long/Short Commodity Series:

	December 31, 2007		December 31, 2006
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0.0%	$0	0.0%
Currencies	$0	0.0%	$0	0.0%
Stock Indices	$0	0.0%	$0	0.0%
Metals	$76,265	0.1%	$4,665	0.0%
Agriculturals/Softs	$0	0.0%	$0	0.0%
Energy	$0	0.0%	$12,304	0.1%
Total:	$76,265	0.1%	$16,969	0.1%

Managed Futures Index Series:

	December 31, 2007		December 31, 2006
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$13,725	1.4%	$413,796	4.0%
Currencies	$29,838	3.1%	$697,159	6.7%
Stock Indices	$2,229	0.2%	$246,487	2.4%
Metals	$2,545	0.3%	$44,420	0.4%
Agriculturals/Softs	$0	0.0%	$0	0.0%
Energy	$6,873	0.7%	$49,800	0.5%
Total:	$55,210	5.7%	$1,451,662	14.0%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of December 31, 2007, by market sector.

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

Currencies

Exchange rate risk is a significant market exposure of each Series of the Trust in general and the Currency Series in particular. For each Series of the Trust in general, and the Currency Series in particular, currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trading Advisors on behalf of a Series trade in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. Dollar. The Managing Owner does not anticipate that the risk profile of the Series’ currency sector will change significantly in the future.

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

The Trading Companies’ trading is subject to execution risks. Market conditions may make it impossible for the Trading Advisors to execute a buy or sell order at the desired price, or to close out an open position. Daily price fluctuation limits are established by the exchanges and approved by the CFTC. When the market price of a contract reaches its daily price fluctuation limit, no trades can be executed at prices outside the limit. The holder of a contract may therefore be locked into an adverse price movement for several days or more and lose considerably more than the initial margin put up to establish the position. Thinly traded or illiquid markets also can make it difficult or impossible to execute trades.

The Trading Advisor’s positions are subject to speculative limits. The CFTC and domestic exchanges have established speculative position limits on the maximum futures position which any person, or group of persons acting in concert, may hold or control in particular futures contracts or options on futures contracts traded on U.S. commodity exchanges. Under current regulations, other accounts of the Trading Advisors are combined with the positions held by them on behalf of the applicable Trading Company for position limit purposes. This trading could preclude additional trading in these commodities by the Trading Advisors for the accounts of the Series.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust required to be included in the Trust’s periodic SEC filings.

Report on Management’s Assessment of Internal Control over Financial Reporting

The management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting by the Trust.

The Managing Owner’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Trust are being made only in accordance with authorizations of management and directors of the Trust; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2007, the Trust’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Trust to provide only management’s report in this annual report

Item 9B.	OTHER INFORMATION.

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Trust has no directors or executive officers and also does not have any employees. The Trust is managed solely by Equinox Fund Management, LLC, a Delaware limited liability company formed in June 2003, in the capacity as managing owner. The Managing Owner became registered with the CFTC as a commodity pool operator, or a CPO, as of August 6, 2003, and has been a member in the National Futures Association (the “NFA”), in such capacity since that date.

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

Richard E. Bornhoft, born in 1956, is the Chairman, Chief Investment Officer, Manager and a member of the managing committee of the Managing Owner, or the Executive Committee. In addition, Mr. Bornhoft has been registered as a principal and an associated person of the Managing Owner since August 2003. Prior to March 1, 2007, Mr. Bornhoft also served as President and Chief Executive Officer of the Managing Owner. Mr. Bornhoft also is President of The Bornhoft Group Corporation (“The Bornhoft Group”), and has been registered as a principal and an associated person of The Bornhoft Group since September 1985 and November 1985, respectively. Mr. Bornhoft is also a principal of Bornhoft Group Securities Corporation, a registered broker/dealer, and SectorQuant Capital Management. Mr. Bornhoft has over twenty years of experience in advising both private and institutional clientele in the alternative investment industry, beginning his career in 1979. The Bornhoft Group was formed in 1985 as an investment management firm, providing alternative investments (i.e., investments other than long-only investments in publicly-traded stocks, bonds and cash-equivalent securities) to institutions and high net worth investors. Over the past two decades, Mr. Bornhoft has been responsible for the planning, creation and execution of the company’s business strategy. This responsibility has included such tasks as the design, technology and implementation of the asset allocation, valuation and risk management systems, and the distribution of client assets into alternative investment products and services. His company has designed and operated alternative investment portfolios for approximately twenty (20) pension plans, corporations and banking institutions throughout the world. Prior to forming The Bornhoft Group in 1985, Mr. Bornhoft was Vice-President of Product Development for the Managed Account Corporation, an investment- consulting firm that offered Alternative Investment products to its clientele. From 1979 to 1983, his activities included serving as a Denver branch manager for Geldermann, Inc. (a Chicago-based brokerage firm) and as an investment advisor, developing trading systems and advising client assets in alternative investments. He has served on numerous arbitration boards and various committees of certain regulatory and industry organizations and is a frequent speaker at international conferences and symposiums on alternative investments. He has written numerous articles in leading financial publications and is a contributing author to The Handbook of Managed Futures—Performance, Evaluation and Analysis (McGraw-Hill, 1997) and Searching for Alpha—The Quest for Exceptional Investment Performance (Wiley, 2000). Mr. Bornhoft is a board member and principal of Morningstar Hedge Inc. He currently holds SEC/NASD Series 7, 24 and 63 registrations, in addition to a CFTC/NFA series 3 registration.

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

Richard E. Bornhoft’s biography appears above under the caption “Principals of the Managing Owner.”

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

Mr. Plimpton holds a B.A. in Economics from the University of Chicago and an MBA. in corporate finance and corporate accounting from the William E. Simon School of Management at the University of Rochester. He earned his Chartered Life Underwriter and Chartered Financial Consultant designations from the American College.

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

The Trust has no directors or officers. Its affairs are managed solely by the Managing Owner, which receives compensation for its services from the Trust, as follows:

Management Fees

Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets, calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series, 2.0% for the Winton Series, Currency Series, Long Only Commodity Series and Managed Futures Index Series, 2.5% for the Graham Series and Campbell/Graham Series, and 3.5% for the Long/Short Commodity Series. There is no management fee for the Dunn Series. See “Item 1. Business—Overview.” The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for each Series.

Incentive Fees

Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series and Long/Short Commodity Series each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Balanced Series or the Long/Short Commodity Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Balanced Series and the Dunn Series and 20% for the Winton Series, Currency Series, Graham Series, Campbell/Graham Series and Long/Short Commodity Series. There is no incentive fee for the Long Only Commodity Series or the Managed Futures Index Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

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

The Trust has no officers or directors. Its affairs are managed solely by the Managing Owner. Set forth in the table below is information regarding the beneficial ownership of Units of the principals of the Managing Owner as of March 11, 2008:

Equinox Fund Management, L.L.C:

Series of Units	Units Owned	Total Units in Each Series	Percentage Ownership of Each Series
Balanced Series	26,185	2,360,219	1.109%
Winton Series	1,995	471,380	0.423%
Currency Series	4,630	111,958	4.136%
Campbell/Graham Series	2,440	654,767	0.373%
Dunn Series	0	0	0.000%
Graham Series	428	91,455	0.468%
Long Only Commodity Series	1,479	47,756	3.097%
Long/Short Commodity Series	3,490	386,616	0.903%
Managed Futures Index Series	2,821	10,894	25.895%
Total of All Series	43,468	4,135,045	1.051%

Richard E. Bornhoft:

Series of Units	Units Owned	Total Units in Each Series	Percentage Ownership of Each Series
Balanced Series	35	2,360,219	0.002%
Winton Series	—	471,380	0.000%
Currency Series	10	111,958	0.009%
Campbell/Graham Series	2	654,767	0.000%
Dunn Series	0	0	0.000%
Graham Series	6	91,455	0.007%
Long Only Commodity Series	177	47,756	0.371%
Long/Short Commodity Series	—	386,616	0.000%
Managed Futures Index Series	—	10,894	0.000%
Total of All Series	230	4,135,045	0.006%

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

The following table sets forth the fees billed to Equinox Fund Management, LLC, the Managing Owner of the Trust, for professional services provided by McGladrey & Pullen, LLP, the Trust’s independent registered public accounting firm, for the years ended December 31, 2007 and 2006. In accordance with the prospectus of the Trust, the Managing Owner has agreed to pay all costs of the Trust, and the Trust therefore bears no direct obligation to its independent registered public accounting firm.

FEE CATEGORY	2007	2006
Audit Fees (1)	$218,000	$215,000
Audit-Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
TOTAL FEES	$218,000	$215,000

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Trust’s financial statements and review of financial statements included in the Trust’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees for assurance and related services by McGladrey & Pullen, LLP that are reasonably related to the performance of the audit or review of the Trust’s financial statements and are not reported under “Audit Fees,” above.

(3)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All Other Fees consist of any fees not otherwise reported in this table

The Managing Owner approved all the services provided by McGladrey & Pullen, LLP to the Trust described above. The Managing Owner has determined that the payments made to McGladrey & Pullen, LLP for these services during 2007 and 2006 are compatible with maintaining that firm’s independence. The Managing Owner pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

Part IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2)	The response to these portions of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.2	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents**

1.3	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.4	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.5	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.6	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the Prospectus as Exhibit A)****

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)****

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)****

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)****

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)****

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)****

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)****

10.1	Form of Amended and Restated Escrow Agreement among the Registrant, Equinox Fund Management, LLC, Bornhoft Group Securities Corporation and the U.S. Bank National Association, Denver Colorado***

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC*

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London***

10.25	Form of Brokerage Agreement between each Trading Company and Fimat USA, LLC****

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor****

10.31	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Long Only Commodity Series of the Registrant***

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Equinox Fund Management, LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Equinox Fund Management, LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.36	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Managed Futures Index Series of the Registrant***

10.4	Form of Cash Management Agreement between Equinox Fund Management, LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Equinox Fund Management, LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

21.1	Subsidiaries of Registrant. (filed herewith)

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.2	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.3	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.4	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.5	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.6	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.7	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.8	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.9	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.10	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.11	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.12	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.13	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.14	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.15	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.16	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.17	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.18	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.19	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.20	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.10	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.

**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.

***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.

****	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders

The Frontier Fund

We have audited the accompanying statements of financial condition, including the condensed schedule of investments, of Balanced Series, Winton Series (formerly Beach Series), Currency Series, Dunn Series, Campbell/Graham Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series of The Frontier Fund (collectively, the “Trust”) as of December 31, 2007 and 2006, and the related statements of operations and changes in owners’ capital for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Balanced Series, Winton Series (formerly Beach Series), Currency Series, Dunn Series, Campbell/Graham Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series of The Frontier Fund as of December 31, 2007 and 2006, and the results of their operations and changes in owners’ capital for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting procedures.

We were not engaged to examine management’s assertion about the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2007 included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Denver, Colorado

March 17, 2007

The Frontier Fund

Statements of Financial Condition

December 31, 2007 and December 31, 2006

	Balanced Series		Winton Series (1)		Campbell/Graham Series
	12/31/2007	12/31/2006	12/31/2007	12/31/2006	12/31/2007	12/31/2006
ASSETS
Cash and cash equivalents	$176,009,417	$85,018,542	$41,692,931	$538,923	$35,416,683	$11,941,234
Short-term investments	—	86,826,629	—	—	—	21,115,260
Cash held at futures commodity merchants	52,225,010	37,877,153	—	—	12,761,730	13,938,010
Open trade equity	1,941	11,391,371	—	—	—	1,576,367
Swap/option contracts	47,241,455	34,603,385	—	—	—	—
Investments in unconsolidated trading companies	4,238,348	—	4,637,121	355,763	18,353,523	50,785,796
Inter-series receivables	4,535,784	65,035,889	—	—	—	—
Prepaid service fees—Class 1	357,855	1,316,314	278,573	—	164,924	283,158
Receivable from related parties	18,836	1,170,502	105,754	34	—	6,539
Other assets	238,781	120,468	64,709	1,342	69,613	179,558

Total Assets	284,867,427	$323,360,253	$46,779,088	$896,062	$66,766,473	$99,825,922

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Inter-series payables	$—	$—	$—	$—	$—	$26,972,529
Open trade deficit	—	—	—	—	96,655	—
Liability to unconsolidated trading company	—	78,056	—	—	—	—
Pending owner additions	228,977	987,713	214,912	162,500	156,300	485,675
Owner redemptions payable	278,974	754,023	9,759	—	19,506	65,762
Incentive fees payable to Managing Owner	1,487,150	—	327,608	1,687	—	23,954
Management fees payable to Managing Owner	122,882	96,056	64,860	619	116,741	115,910
Interest fees payable to Managing Owner	375,955	324,385	66,029	775	92,401	116,626
Trading fees payable to Managing Owner	158,231	100,164	16,215	155	29,681	33,018
Trailing service fees payable to Managing Owner	398,386	225,872	10,242	175	98,746	44,899
Payables to related parties	354,403	—	8,179	82,260	1,305	100,959
Other liabilities	252,579	53,819	22,123	246	28,680	158,732

Total Liabilities	3,657,537	2,620,088	739,927	248,417	640,015	28,118,064

MINORITY INTERESTS	23,625,044	42,733,193	—	—	4,775,554	15,514,377
OWNERS’ CAPITAL
Managing Owner Units—Class 1	182	192	1,138	1,057	—	—
Managing Owner Units—Class 2	2,918,791	760,413	235,392	228,782	244,457	2,105,062
Limited Owner Units—Class 1	210,379,066	228,763,573	35,663,122	355,867	55,530,902	48,843,314
Limited Owner Units—Class 2	44,286,807	48,482,794	10,139,509	61,939	5,575,545	5,245,105

Total Owners’ Capital	257,584,846	278,006,972	46,039,161	647,645	61,350,904	56,193,481

Total Liabilities, Minority Interests and Owners’ Capital	$284,867,427	$323,360,253	$46,779,088	$896,062	$66,766,473	$99,825,922

Units Outstanding
Class 1	2,018,003	2,105,455	313,310	3,378	604,239	507,344
Class 1a	62,032	43,802	N/A	N/A	N/A	N/A
Class 2	410,311	425,239	87,473	2,722	58,085	72,160
Class 2a	13,110	6,761	N/A	N/A	N/A	N/A
Net Asset Value per Unit
Class 1	$101.46	$106.66	$113.83	$105.65	$91.90	$96.27
Class 1a	$90.90	$95.97	N/A	N/A	N/A	N/A
Class 2	$112.00	$114.24	$118.61	$106.81	$100.20	$101.86
Class 2a	$95.47	$97.88	N/A	N/A	N/A	N/A

(1)	The Beach Series was renamed the Winton Series in May, 2006. (See Note 1)

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

December 31, 2007 and December 31, 2006

	Currency Series		Dunn Series (1)		Graham Series
	12/31/2007	12/31/2006	12/31/2007	12/31/2006	12/31/2007	12/31/2006
ASSETS
Cash and cash equivalents	$12,715,131	$5,193,474	$—	$192,143	$3,077,061	$4,346,300
Short-term investments	—	10,001,777	—	332,290	—	8,875,068
Cash held at futures commodity merchants	1,539,788	1,495,953	—	—	—	—
Open trade equity	34,703	41,615	—	—	—	—
Swap contracts	822,068	1,474,958	—	—	—	—
Investments in unconsolidated trading companies	—	—	—	—	4,775,554	7,226,062
Prepaid service fees—Class 1	33,387	39,059	—	—	12,215	13,971
Receivable from related parties	86,190	850	—	19	70,739	937
Other assets	933	—	—	226	19,655	31,060

Total Assets	$15,232,200	$18,247,686	$—	$524,678	$7,955,224	$20,493,398

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Liability to unconsolidated trading company	$—	$—	$—	$120,051	$—	$—
Inter-series payables	4,535,784	10,697,187	—	—	—	12,012,370
Pending owner additions	15,612	54,500	—	—	18,400	—
Owner redemptions payable	30,627	—	—	75,653	—	6,473
Incentive fees payable to Managing Owner	—	—	—	—	1,063	—
Management fees payable to Managing Owner	10,354	13,338	—	—	15,307	54,921
Interest fees payable to Managing Owner	22,752	29,692	—	353	11,584	34,187
Trading fees payable to Managing Owner	8,354	10,388	—	121	3,062	10,984
Trailing service fees payable to Managing Owner	9,645	1,043	—	311	10,180	8,832
Payables to related parties	1,652	50,899	—	174,901	902	324,799
Other liabilities	5,414	4,012	—	1,354	25,743	—

Total Liabilities	4,640,194	10,861,059	—	372,744	86,241	12,452,566

OWNERS’ CAPITAL
Managing Owner Units—Class 2	513,938	16,689	—	823	44,700	389,915
Limited Owner Units—Class 1	9,791,812	6,891,891	—	123,164	6,060,207	5,991,337
Limited Owner Units—Class 2	286,256	478,047	—	27,947	1,764,076	1,659,580

Total Owners’ Capital	10,592,006	7,386,627	—	151,934	7,868,983	8,040,832

Total Liabilities and Owners’ Capital	$15,232,200	$18,247,686	$—	$524,678	$7,955,224	$20,493,398

Units Outstanding
Class 1	97,273	68,126	—	1,601	63,767	70,733
Class 2	7,209	4,571	—	350	17,331	22,709
Net Asset Value per Unit
Class 1	$100.66	$101.16	N/A	$76.91	$95.04	$84.70
Class 2	$111.00	$108.23	N/A	$82.27	$104.37	$90.25

(1)	All remaining Dunn Series investors were redeemed on October 15, 2007

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

December 31, 2007 and December 31, 2006

	Long Only Commodity Series		Long/Short Commodity Series		Managed Futures Index Series
	12/31/2007	12/31/2006	12/31/2007	12/31/2006	12/31/2007	12/31/2006
ASSETS
Cash and cash equivalents	$4,275,935	$3,587,676	$28,837,629	$6,411,775	$332,995	$2,753,004
Short-term investments	—	5,563,361	—	10,792,589	—	5,504,248
Cash held at futures commodity merchants	—	—	21,539,642	4,485,621	—	1,729,868
Open trade equity	—	—	—	280,503	—	428,995
Swap contracts	768,028	806,473	—		—
Investments in unconsolidated trading companies	—	—	—	—	634,400	—
Prepaid service fees—Class 1	5,101	50,792	150,263	213,218	1,742	5,074
Receivable from related parties	—	2,228	91,720	9,767	—	65
Other assets	2,917	1,880	—	41,143	2,110	3,723

Total Assets	$5,051,981	$10,012,410	$50,619,254	$22,234,616	$971,247	$10,424,977

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Inter-series payables	$—	$5,522,034	$—	$—	$—	$9,831,769
Open trade deficit	—	—	11,151,267	—	—	—
Pending owner additions	—	4,604	49,444	—	10,000	—
Owner redemptions payable	5,192	15,000	26,075	988	—	—
Incentive fees payable to Managing Owner	—	—	214,878	—	—	—
Management fees payable to Managing Owner	5,441	10,389	102,236	59,278	1,261	17,252
Interest fees payable to Managing Owner	3,016	7,622	21,286	16,931	622	7,781
Trading fees payable to Managing Owner	2,175	4,162	15,692	8,468	315	4,313
Trailing service fees payable to Managing Owner	5,968	79	37,752	3,041	680	114
Payables to related parties	121	9,732	2,986	47,889	36	11,019
Other liabilities	—	1,923	7,654	—	884	—

Total Liabilities	21,913	5,575,545	11,629,270	136,595	13,798	9,872,248

MINORITY INTERESTS	—	—	4,238,348	(78,056)	—	—
OWNERS’ CAPITAL
Managing Owner Units—Class 2	170,094	47,632	374,050	249,285	294,572	50,141
Limited Owner Units—Class 1	4,730,889	4,321,464	31,092,746	19,478,595	621,740	500,070
Limited Owner Units—Class 2	129,085	67,769	3,284,840	2,448,197	41,137	2,518

Total Owners’ Capital	5,030,068	4,436,865	34,751,636	22,176,077	957,449	552,729

Total Liabilities, Minority Interests and Owners’ Capital	$5,051,981	$10,012,410	$50,619,254	$22,234,616	$971,247	$10,424,977

Units Outstanding
Class 1	42,701	45,276	306,425	193,966	6,181	5,169
Class 2	2,601	1,188	34,136	26,206	3,215	535
Net Asset Value per Unit
Class 1	$110.79	$95.45	$101.47	$100.42	$100.59	$96.75
Class 2	$115.04	$97.13	$107.19	$102.93	$104.42	$98.43

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Schedule of Investments

December 31, 2007

	Balanced Series		Currency Series		Campbell/Graham Series		Long/Short Commodity Series			Long Only Commodity Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value		% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS
Various base metals futures contracts (US)	$(1,365,548)	-0.53%	$—	0.00%	$(46,995)	-0.08%	$78,655		0.23%	$—	0.00%
Various currency futures contracts (US)	(23,181)	-0.01%	—	0.00%	5,213	0.01%	(29,520)		-0.08%	—	0.00%
Various currency futures contracts (Canada)	16,808	0.01%		0.00%	—	0.00%	—		0.00%		0.00%
Various currency futures contracts (Europe)	87,760	0.03%	—	0.00%	(8,656)	-0.01%	—		0.00%	—	0.00%
Various currency futures contracts (Far East)	24,523	0.01%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various energy futures contracts (US)	1,056,350	0.41%	—	0.00%	23,239	0.04%	2,390,287		6.88%	—	0.00%
Various interest rates futures contracts (US)	19,323	0.01%	—	0.00%	1,922	0.00%	52,718		0.15%	—	0.00%
Various interest rates futures contracts (Canada)	(8,845)	0.00%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various interest rates futures contracts (Europe)	123,859	0.05%	—	0.00%	4,554	0.01%	—		0.00%	—	0.00%
Various interest rates futures contracts (Far East)	13,569	0.01%	—	0.00%	39,259	0.06%	—		0.00%	—	0.00%
Various precious metals futures contracts (US)	610,450	0.24%	—	0.00%	440	0.00%	68,860		0.20%	—	0.00%
Various soft futures contracts (US)	2,125,453	0.83%	—	0.00%	(1,859)	0.00%	2,321,450		6.68%	—	0.00%
Various soft futures contracts (Europe)	(2,648)	0.00%	—	0.00%	(3,802)	-0.01%	—		0.00%	—	0.00%
Various soft futures contracts (Canada)	2,547	0.00%	—	0.00%		0.00%	—		0.00%		0.00%
Various stock index futures contracts (US)	35,587	0.01%	—	0.00%	(2,020)	0.00%	(61,188)		-0.18%	—	0.00%
Various stock index futures contracts (Canada)	105,241	0.04%	—	0.00%		0.00%	—		0.00%	—	0.00%
Various stock index futures contracts (Europe)	627,236	0.24%	—	0.00%	(6,130)	-0.01%	—		0.00%	—	0.00%
Various stock index futures contracts (Far East)	808	0.00%	—	0.00%	(988)	0.00%	—		0.00%	—	0.00%

Total Long Futures Contracts	3,449,292	1.35%	—	0.00%	4,177	0.01%	4,821,262		13.88%	—	0.00%

LONG CURRENCY FORWARDS	(2,100,578)	-0.82%	120	0.00%	107,869	0.18%	—		0.00%	—	0.00%

LONG SWAPS / OPTIONS	47,241,455	18.34%	822,068	7.76%	—	0.00%	—		0.00%	768,028	15.27%

SHORT FUTURES CONTRACTS
Various base metals futures contracts (US)	761,622	0.30%	—	0.00%	95,072	0.15%	(2,648,030)		-7.62%	—	0.00%
Various currency futures contracts (US)	(1,054,649)	-0.41%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various currency futures contracts (Europe)	50,981	0.02%		0.00%	(3,312)	-0.01%	—		0.00%	—	0.00%
Various currency futures contracts (Far East)	(12,008)			0.00%	—	0.00%	—		0.00%		0.00%
Various energy futures contracts (US)	(373,088)	-0.14%		0.00%	(28,300)	-0.05%	(7,884,832)		-22.69%	—	0.00%
Various interest rates futures contracts (US)	(2,109)	0.00%	—	0.00%	(6,547)	-0.01%	4,219		0.01%	—	0.00%
Various interest rates futures contracts (Canada)	(35,042)	-0.01%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various interest rates futures contracts (Europe)	395,456	0.15%	—	0.00%	(9,568)	-0.02%	—		0.00%	—	0.00%
Various interest rates futures contracts (Far East)	110,505	0.04%	—	0.00%	(1,029)	0.00%	—		0.00%	—	0.00%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various soft futures contracts (US)	(406,176)	-0.16%	—	0.00%	—	0.00%	(5,344,761)		-15.38%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various stock index futures contracts (US)	(774,960)	-0.30%	—	0.00%	7,815	0.01%	(99,125)		-0.29%	—	0.00%
Various stock index futures contracts (Europe)	(3,046)	0.00%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various stock index futures contracts (Far East)	40,782	0.02%	—	0.00%	—	0.00%	—		0.00%	—	0.00%

Total Short Futures Contracts	(1,301,732)	-0.49%	—	0.00%	54,131	0.07%	(15,972,529)		-45.97%	0	0.00%

SHORT CURRENCY FORWARDS	45,041	-0.02%	34,583	0.33%	(262,832)	-0.43%	—		0.00%	—	0.00%

Total Open Trade Equity	$47,243,396 (1)	18.38%	$856,771	8.09%	$(96,655)	-0.17%	$(11,151,267	)(1)	-32.09%	768,028	15.27%

(1)	The Long/Short Commodity Series consolidates the assets of Frontier Trading Company VII which includes the open trade equity of two traders whose trading results are primarily allocated to the Balanced Series. The combined open trade deficit of these two traders is ($11,521,659). This deficit is reflected as a component of Investment in unconsolidated trading companies for the Balanced Series.

The Frontier Fund

Condensed Schedule of Investments

December 31, 2006

	Balanced Series		Campbell/Graham Series		Currency Series		Long Only Commodity Series		Long/Short Commodity Series		Managed Futures Index Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS
Various base metals futures contracts (US)	$(315,906)	-0.11%	$—	0.00%	$—	0.00%	$—	0.00%	$(32,200)	-0.15%	$—	0.00%
Various base metals futures contracts (Europe)	900,149	0.32%	(36,938)	-0.07%	—	0.00%	—	0.00%	—	0.00%	172,913	31.28%
Various currency futures contracts (US)	(1,004,714)	-0.36%	—	0.00%	—	0.00%	—	0.00%	(98,319)	-0.44%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	(25,784)	-0.01%	—	0.00%	—	0.00%	—	0.00%	285,382	1.29%	—	0.00%
Various energy futures contracts (Europe)	(35,845)	-0.01%	—	0.00%	—	0.00%	—	0.00%	(20,692)	-0.09%	—	0.00%
Various interest rates futures contracts (US)	(733,040)	-0.26%	(663,199)	-1.18%	—	0.00%	—	0.00%	(7,438)	-0.03%	—	0.00%
Various interest rates futures contracts (Canada)	(15,700)	-0.01%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(483,319)	-0.17%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	(24,257)	-0.01%	(109,292)	-0.19%	—	0.00%	—	0.00%	—	0.00%	26,512	4.80%
Various precious metals futures contracts (US)	(896,381)	-0.32%	(3,810)	-0.01%	—	0.00%	—	0.00%	(33,680)	-0.15%	1,720	0.31%
Various soft futures contracts (US)	637,564	0.23%	17,215	0.03%	—	0.00%	—	0.00%	283,910	1.28%	28,408	5.14%
Various soft futures contracts (Europe)	5,267	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	(109,905)	-0.04%	(151,126)	-0.27%	—	0.00%	—	0.00%	1,539	0.01%	(2,700)	-0.49%
Various stock index futures contracts (Canada)	25,177	0.01%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	895,256	0.32%	271,303	0.48%	—	0.00%	—	0.00%	—	0.00%	5,420	0.98%
Various stock index futures contracts (Far East)	1,244,428	0.45%	337,523	0.60%	—	0.00%	—	0.00%	—	0.00%	46,217	8.36%

Total Long Futures Contracts	62,990	0.02%	(338,324)	-0.60%	—	0.00%	—	0.00%	378,502	1.71%	278,490	50.38%

LONG CURRENCY FORWARDS	2,711,184	0.98%	1,245,757	2.22%	35,152	0.48%	—	0.00%	—	0.00%	79,612	14.40%

LONG SWAPS	—	0.00%	—	0.00%	6,463	0.09%	(605,943)	-13.66%	—	0.00%	—	0.00%

SHORT FUTURES CONTRACTS
Various base metals futures contracts (US)	1,286,062	0.46%	—	0.00%	—	0.00%	—	0.00%	31,875	0.14%	2,450	0.44%
Various base metals futures contracts (Europe)	(467,572)	-0.17%	(5,419)	-0.01%	—	0.00%	—	0.00%	—	0.00%	(154,474)	-27.95%
Various currency futures contracts (US)	1,030,911	0.37%	(104,580)	-0.19%	—	0.00%	—	0.00%	11,460	0.05%	313	0.06%
Various energy futures contracts (US)	774,035	0.28%	109,801	0.20%	—	0.00%	—	0.00%	(90,341)	-0.41%	24,629	4.46%
Various energy futures contracts (Europe)	94,725	0.03%	3,830	0.01%	—	0.00%	—	0.00%	116,533	0.53%	—	0.00%
Various interest rates futures contracts (US)	1,641,151	0.59%	39,306	0.07%	—	0.00%	—	0.00%	53,781	0.24%	5,375	0.97%
Various interest rates futures contracts (Canada)	206,630	0.07%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	3,465,274	1.25%	682,466	1.21%	—	0.00%	—	0.00%	—	0.00%	166,794	30.18%
Various interest rates futures contracts (Far East)	407,369	0.15%	4,256	0.01%	—	0.00%	—	0.00%	—	0.00%	33,737	6.10%
Various precious metals futures contracts (US)	275,610	0.10%	—	0.00%	—	0.00%	—	0.00%	5,160	0.02%	—	0.00%
Various soft futures contracts (US)	(291,034)	-0.10%	(46,126)	-0.08%	—	0.00%	—	0.00%	(226,467)	-1.02%	(4,920)	-0.89%
Various soft futures contracts (Europe)	38,190	0.01%	(14,600)	-0.03%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	189,289	0.07%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	(3,010)	-0.54%
Various stock index futures contracts (Europe)	(17,614)	-0.01%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	(15,829)	-0.01%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	8,617,197	3.10%	668,934	1.19%	—	0.00%	—	0.00%	(97,999)	-0.44%	70,894	12.83%

Total Open Trade Equity (Deficit)	$11,391,371	4.10%	$1,576,367	2.81%	$41,615	0.56%	(605,943)	-13.66%	$280,503	1.26%	$428,996	77.61%

The Frontier Fund

Statements of Operations

For the Years Ended December 31, 2007, 2006 and 2005

	Balanced Series (1)			Winton Series (2)
	12/31/2007	12/31/2006	12/31/2005	12/31/2007	12/31/2006	12/31/2005
Investment Income:
Interest—net	$6,823,418	$4,254,855	$1,010,834	$563,371	$36,215	$16,877

Total Income	6,823,418	4,254,855	1,010,834	563,371	36,215	16,877

Expenses:
Incentive Fees	9,634,890	3,470,255	3,997,498	687,066	71,573	60,246
Management Fees	1,463,113	802,912	413,523	445,408	13,628	25,932
Service Fees—Class 1	6,903,826	5,329,865	1,834,871	475,010	18,222	36,835
Trading Fees	1,653,104	833,258	413,670	111,329	3,413	6,481

Total Expenses	19,654,933	10,436,290	6,659,562	1,718,813	106,836	129,494

Investment gain/(loss)—net	(12,831,515)	(6,181,435)	(5,648,728)	(1,155,442)	(70,621)	(112,617)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and currencies	18,024,499	7,996,421	7,979,535	—	—	—
Net realized gain/(loss) on option / swap contracts	1,674,698	—	—	—	—	—
Net change in open trade equity	(5,946,236)	5,195,082	6,537,199	—	—	—
Net unrealized gain/(loss) on option / swap contracts	(4,294,443)	1,603,390	—	—	—	—
Trading commissions	(2,989,829)	(1,407,917)	(1,097,696)	—	—	—
Net change in inter-series receivables	632,098	996,839	—	—	—	—
Net change in inter-series payables	—	—	—	—	—	—
Equity in earnings/(loss) from trading company	(2,311,769)	(44,543)	(795)	4,995,445	400,995	365,856

Net gain/(loss) on investments	4,789,018	14,339,272	13,418,243	4,995,445	400,995	365,856

Minority interests	(5,141,096)	(3,662,154)	(724,988)	—	—	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(13,183,593)	$4,495,683	$7,044,527	$3,840,003	$330,374	$253,239

NET INCOME/(LOSS) PER UNIT
Class 1	$(5.20)	$2.08	$(1.45)	$8.18	$5.65	$5.92
Class 1a	$(5.07)	$(4.03)	N/A	N/A	N/A	N/A
Class 2	$(2.24)	$5.51	$1.88	$11.80	$6.81	$9.43
Class 2a	$(2.41)	$(2.12)	N/A	N/A	N/A	N/A

(1)	The Balanced Series 1a and 2a of the Trust commenced trading operations on May 1, 2006.
(2)	The Beach Series was renamed the Winton Series in May, 2006. (See Note 1.)

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Years Ended December 31, 2007, 2006 and 2005

	Campbell/Graham Series (1)			Currency Series
	12/31/2007	12/31/2006	12/31/2005	12/31/2007	12/31/2006	12/31/2005
Investment Income:
Interest—net	$1,614,470	$1,263,221	$126,602	$435,431	$418,503	$3,370

Total Income	1,614,470	1,263,221	126,602	435,431	418,503	3,370

Expenses:
Incentive Fees	1,025,208	319,952	210,651	—	19,672	—
Management Fees	1,351,587	1,159,057	228,694	106,645	134,963	7,049
Service Fees—Class 1	1,592,284	1,102,685	245,963	256,106	121,492	2,161
Trading Fees	377,049	245,176	45,739	95,794	80,183	1,459

Total Expenses	4,346,128	2,826,870	731,047	458,545	356,310	10,669

Investment gain/(loss)—net	(2,731,658)	(1,563,649)	(604,445)	(23,114)	62,193	(7,299)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and currencies	1,718,484	127,728	467,176	(8,104)	27,040	(310)
Net realized gain/(loss) on option / swap contracts	—	—	—	135,100	900,226	—
Net change in open trade equity	(341,386)	504,120	(1,373,930)	(28,482)	14,008	(1,164)
Trading commissions	(42,272)	(111,438)	(17,946)	—	—	—
Net change in inter-series payables	325,800	(572,529)	—	(188,597)	(697,187)	—
Equity in earnings/(loss) from trading company	69,672	3,279,772	1,570,356	—	—	(3,701)

Net gain/(loss) on investments	1,730,298	3,227,653	645,656	(90,083)	244,087	(5,175)

Minority interests	(1,334,826)	(520,410)	363,365	—	(22,289)	795

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(2,336,186)	$1,143,594	$404,576	$(113,197)	$283,991	$(11,679)

NET INCOME/(LOSS) PER UNIT
Class 1	$(4.37)	$1.97	$(5.70)	$(0.50)	$3.50	$(5.01)
Class 2	$(1.66)	$5.03	$(3.17)	$2.77	$6.81	$(2.05)

(1)	The Campbell/Graham Series of the Trust commenced trading operations on February 11, 2005.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Years Ended December 31, 2007, 2006 and 2005

	Dunn Series (1)			Graham Series
	12/31/2007	12/31/2006	12/31/2005	12/31/2007	12/31/2006	12/31/2005
Investment Income:
Interest—net	$1,966	$6,810	$20,588	$206,887	$422,496	$85,327

Total Income	1,966	6,810	20,588	206,887	422,496	85,327

Expenses:
Incentive Fees	—	—	—	170,704	—	—
Management Fees	—	—	—	216,609	414,945	215,540
Service Fees—Class 1	2,148	4,514	4,892	163,270	175,339	122,139
Trading Fees	514	1,481	9,280	42,979	83,423	43,121

Total Expenses	2,662	5,995	14,172	593,562	673,707	380,800

Investment gain/(loss)—net	(696)	815	6,416	(386,675)	(251,211)	(295,473)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and currencies	—	—	—	—	—	(1,234,755)
Net change in open trade equity	—	—	—	—	—	1,499,174
Trading commissions	—	—	—	—	—	(56,465)
Net change in inter-series payables	—	—	—	(76,140)	(12,370)	—
Equity in earnings/(loss) from trading company	(33,796)	(18,613)	(389,573)	1,334,826	520,410	(363,365)

Net gain/(loss) on investments	(33,796)	(18,613)	(389,573)	1,258,686	508,040	(155,411)

Minority interests	—	—	—	—	—	(817,950)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(34,492)	$(17,798)	$(383,157)	$872,011	$256,829	$(1,268,834)

NET INCOME/(LOSS) PER UNIT
Class 1	$(24.22)	$(9.92)	$(18.13)	$10.34	$1.80	$(20.67)
Class 2	$(24.56)	$(7.88)	$(15.62)	$14.12	$4.52	$(18.19)

(1)	All remaining Dunn Series investors were redeemed on October 15, 2007

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Years Ended December 31, 2007 and 2006

	Long Only Commodity Series (1)		Long/Short Commodity Series (1)		Managed Futures Index Series (1)
	12/31/2007	12/31/2006	12/31/2007	12/31/2006	12/31/2007	12/31/2006
Investment Income:
Interest—net	$509,099	$231,248	$1,051,098	$883,143	$165,165	$285,909

Total Income	509,099	231,248	1,051,098	883,143	165,165	285,909

Expenses:
Incentive Fees	—	—	728,853	263,124	—	—
Management Fees	171,913	76,017	1,027,170	724,741	87,109	140,606
Service Fees—Class 1	88,731	27,656	800,073	299,596	11,883	3,692
Trading Fees	68,726	30,577	140,750	110,800	21,638	35,292

Total Expenses	329,370	134,250	2,696,846	1,398,261	120,630	179,590

Investment gain/(loss)—net	179,729	96,998	(1,645,748)	(515,118)	44,535	106,319

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and currencies	—	—	15,057,205	618,199	(353,098)	(681,466)
Net realized gain/(loss) on option / swap contracts	1,729,289	(643,705)	—	—	—	—
Net change in open trade equity	—	—	(14,220,168)	398,400	(224,977)	429,002
Trading commissions	—	—	(1,070,911)	(194,308)	(22,129)	(34,148)
Net change in inter-series payables	(1,184,019)	227,966	—	(110,951)	490,858	168,232
Equity in earnings/(loss) from unconsolidated trading company	—	—	—	—	109,775	—

Net gain/(loss) on investments	545,270	(415,739)	(233,874)	711,340	429	(118,380)

Minority interests	—	—	2,311,769	66,832	—	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$724,999	$(318,741)	$432,147	$263,054	$44,964	$(12,061)

NET INCOME/)LOSS) PER UNIT
Class 1	$15.34	$(4.55)	$1.05	$0.42	$3.84	$(3.25)
Class 2	$17.91	$(2.87)	$4.26	$2.93	$5.99	$(1.57)

(1)	The Long Only Commodity Series, Long/Short Commodity Series and the Managed Future Index Series of the Trust commenced trading operations February 24, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2007, 2006 and 2005

	Balanced Series (1)
	Class 1		Class 1a		Class 2		Class 2a
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owner’s Capital, January 1, 2005	$—	$11,772,262	$—	$—	$16,902,820	$3,982,103	$—	$—
Sale of Units	—	100,673,862	—	—	—	18,337,828	—	—
Redemption of Units	—	(3,339,477)	—	—	(17,195,006)	(2,212,691)	—	—
Net increase in Owners’ Capital resulting from operations	—	5,634,669	—	—	293,273	1,116,585	—	—

Owners’ Capital, December 31, 2005	—	114,741,316	—	—	1,087	21,223,825	—	—

Sale of Units	—	122,409,181	200	4,133,343	1,700,000	27,713,245	50,000	596,000
Redemption of Units	—	(15,376,421)	—	—	(1,000,000)	(2,680,487)	—	—
Net (decrease) in Owners’ Capital resulting from operations	—	2,785,824	(8)	70,330	10,384	1,613,347	(1,058)	16,864

Owners’ Capital, December 31, 2006	—	224,559,900	192	4,203,673	711,471	47,869,930	48,942	612,864

Sale of Units	—	45,063,047	—	2,453,374	2,200,000	10,161,842	30,000	769,760
Redemption of Units	—	(53,164,207)	—	(758,846)	—	(13,809,185)	—	(184,318)
Net (decrease) in Owners’ Capital resulting from operations	—	(11,717,992)	(10)	(259,883)	(71,325)	(1,108,691)	(297)	(25,395)

Owners’ Capital, December 31, 2007	$—	$204,740,748	$182	$5,638,318	$2,840,146	$43,113,896	$78,645	$1,172,911

Owner’s Capital—Units, January 1, 2005	—	111,031	—	—	158,195	37,269	—	—
Sale of Units	—	1,020,184	—	—	—	180,579	—	—
Redemption of Units	—	(34,037)	—	—	(158,185)	(22,642)	—	—

Owners’ Capital—Units, December 31, 2005	—	1,097,178	—	—	10	195,206	—	—

Sale of Units	—	1,154,601	2	43,800	15,163	248,045	500	6,261
Redemption of Units	—	(146,324)	—	—	(8,945)	(24,240)	—	—

Owners’ Capital—Units, December 31, 2006	—	2,105,455	2	43,800	6,228	419,011	500	6,261

Sale of Units	—	431,921	—	26,140	19,131	90,124	324	7,986
Redemption of Units	—	(519,373)	—	(7,910)	—	(124,183)	—	(1,961)

Owners’ Capital—Units, December 31, 2007	—	2,018,003	2	62,030	25,359	384,952	824	12,286

Net asset value per unit at January 1, 2005		$106.03		$100.00		$106.85		$100.00
Change in net asset value per unit for year ended December 31, 2005		(1.45)		N/A		1.88		N/A

Net asset value per unit at December 31, 2005		$104.58		$100.00		$108.73		$100.00
Change in net asset value per unit for year ended December 31, 2006		2.08		(4.03)		5.51		(2.12)

Net asset value per unit at December 31, 2006		$106.66		$95.97		$114.24		$97.88
Change in net asset value per unit for year ended December 31, 2007		(5.20)		(5.07)		(2.24)		(2.41)

Net asset value per unit at December 31, 2007		$101.46		$90.90		$112.00		$95.47

(1)	The Balanced Series Classes 1a and 2a of the Trust commenced trading operations on April 26, 2006

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2007, 2006 and 2005

	Winton Series (1)				Campbell/Graham Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owner’s Capital, January 1, 2005	$—	$488,932	$1,068	$177,421	$—	$21,748,476	$—	$—
Sale of Units	—	1,398,568	—	71,500	—	(497,000)	1,000	2,750,994
Redemption of Units	—	(81,685)	—	(83,490)	—	—	—	—
Net increase in Owners’ Capital resulting from operations	—	241,432	95	11,712	—	310,014	(32)	94,594

Owners’ Capital, December 31, 2005	—	2,047,247	1,163	177,143	—	21,561,490	968	2,845,588

Sale of Units	1,000	1,037,201	310,000	91,900	—	29,197,231	2,025,000	3,340,314
Redemption of Units	—	(3,014,437)	(101,309)	(232,637)	—	(2,795,559)	—	(1,125,145)
Net increase (decrease) in Owners’ Capital resulting from operations	57	285,856	18,928	25,533	—	880,152	79,094	184,348

Owners’ Capital, December 31, 2006	1,057	355,867	228,782	61,939	—	48,843,314	2,105,062	5,245,105

Sale of Units	—	34,289,489	410,000	8,918,823	—	16,528,939	—	1,454,351
Redemption of Units	—	(1,381,913)	(500,000)	(184,886)	—	(7,450,850)	(2,000,000)	(1,038,831)
Net increase (decrease) in Owners’ Capital resulting from operations	81	2,399,679	96,610	1,343,633	—	(2,390,501)	139,395	(85,080)

Owners’ Capital, December 31, 2007	$1,138	$35,663,122	$235,392	$10,139,509	$—	$55,530,902	$244,457	$5,575,545

Owner’s Capital—Units, January 1, 2005	—	4,612	10	1,661	—	—	—	—
Sale of Units	—	14,578	—	731	—	233,903	10	29,386
Redemption of Units	—	(900)	—	(869)	—	(5,261)	—	—

Owners’ Capital—Units, December 31, 2005	—	18,290	10	1,523	—	228,642	10	29,386

Sale of Units	10	9,014	3,086	831	—	308,998	20,656	33,661
Redemption of Units	—	(23,936)	(954)	(1,774)	—	(30,296)	—	(11,553)

Owners’ Capital—Units, December 31, 2006	10	3,368	2,142	580	—	507,344	20,666	51,494

Sale of Units	—	322,603	4,210	86,620	—	175,604	—	14,394
Redemption of Units	—	(12,671)	(4,367)	(1,712)	—	(78,709)	(18,227)	(10,242)

Owners’ Capital—Units, December 31, 2007	10	313,300	1,985	85,488	—	604,239	2,439	55,646

Net asset value at commencement of operations		$100.00		$100.00		$100.00		$100.00
Change in net asset value per unit for the year ended December 31, 2005		N/A		N/A		(5.70)		(3.17)

Net asset value per unit at December 31, 2005		$100.00		$100.00		$94.30		$96.83
Change in net asset value per unit for year ended December 31, 2006		5.65		6.81		1.97		5.03

Net asset value per unit at December, 2006		$105.65		$106.81		$96.27		$101.86
Change in net asset value per unit for year ended December 31, 2007		$8.18		$11.80		($4.37)		($1.66)

Net asset value per unit at December, 2007		$113.83		$118.61		$91.90		$100.20

(1)	The Winton Series began trading on August 11, 2006. (See Note 1.)

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2007, 2006 and 2005

	Currency Series				Dunn Series (1)
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owner’s Capital, January 1, 2005	$—	$16,586	$441,035	$1,034	$—	$117,047	$1,058	$2,275,564
Sale of Units	—	303,197	2,000,000	5,000	—	117,793	—	5,061
Redemption of Units	—	(37,497)	(375,000)	—	—	(19,430)	—	(1,784,495)
Net increase (decrease) in Owners’ Capital resulting from operations	—	(5,524)	(6,140)	(15)	—	(21,985)	(156)	(361,016)

Owners’ Capital, December 31, 2005	—	276,762	2,059,895	6,019	—	193,425	902	135,114

Sale of Units	—	6,559,790	—	457,300	—	—	—	—
Redemption of Units	—	(176,893)	(2,075,000)	(5,237)	—	(63,735)	—	(95,974)
Net increase (decrease) in Owners’ Capital resulting from operations	—	232,232	31,794	19,965	—	(6,526)	(79)	(11,193)

Owners’ Capital, December 31, 2006	—	6,891,891	16,689	478,047	—	123,164	823	27,947

Sale of Units	—	4,092,276	1,000,000	127,954	—	—	—	—
Redemption of Units	—	(1,073,104)	(500,000)	(328,550)	—	(91,734)	(578)	(25,130)
Net increase (decrease) in Owners’ Capital resulting from operations	—	(119,251)	(2,751)	8,805	—	(31,430)	(245)	(2,817)

Owners’ Capital, December 31, 2007	$—	$9,791,812	$513,938	$286,256	$—	$—	$—	$—

Owner’s Capital—Units, January 1, 2005	—	162	4,262	10	—	1,115	10	21,514
Sale of Units	—	3,050	19,712	49	—	1,330	—	53
Redemption of Units	—	(378)	(3,663)	—	—	(218)	—	(20,068)

Owners’ Capital—Units, December 31, 2005	—	2,834	20,311	59	—	2,227	10	1,499

Sale of Units	—	67,111	—	4,407	—	—	—	—
Redemption of Units	—	(1,819)	(20,157)	(49)	—	(626)	—	(1,159)

Owners’ Capital—Units, December 31, 2006	—	68,126	154	4,417	—	1,601	10	340

Sale of Units		39,538	8,825	1,135		—	—	—
Redemption of Units		(10,391)	(4,349)	(2,973)		(1,601)	(10)	(340)

Owners’ Capital—Units, December 31, 2007	—	97,273	4,630	2,579	—	—	—	—

Net asset value per unit at January 1, 2005		$102.67		$103.47		$104.96		$105.77
Change in net asset value per unit for the year ended December 31, 2005		(5.01)		(2.05)		(18.13)		(15.62)

Net asset value per unit at December 31, 2005		$97.66		$101.42		$86.83		$90.15
Change in net asset value per unit for the year ended December 31, 2006		3.50		6.81		(9.92)		(7.88)

Net asset value per unit at December 31, 2006		$101.16		$108.23		$76.91		$82.27
Change in net asset value per unit for the year ended December 31, 2007		(0.50)		2.77		(24.22)		(24.56)

Net asset value per unit at December 31, 2007		$100.66		$111.00		$52.69 (2)		$57.71

(1)	The Dunn Series ceased trading on October 12, 2007. (See Note 1.)
(2)	Balance as of October 12, 2007

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2007, 2006 and 2005

	Graham Series				Long Only Commodity Series (1)
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owner’s Capital, January 1, 2005	$—	$1,961,583	$4,573,598	$315,606	$—	$—	$—	$—
Sale of Units	—	5,283,276	—	1,573,710	—	—	—	—
Redemption of Units	—	(953,857)	(3,991,781)	(78,617)	—	—	—	—
Net increase (decrease) in Owners’ Capital resulting from operations	—	(648,922)	(580,960)	(38,952)	—	—	—	—

Owners’ Capital, December 31, 2005	—	5,642,080	857	1,771,747	—	—	—	—

Sale of Units	—	1,316,260	391,309	115,787	—	4,836,308	51,000	229,659
Redemption of Units	—	(1,137,106)	—	(316,931)	—	(229,384)	—	(131,977)
Net increase (decrease) in Owners’ Capital resulting from operations	—	170,103	(2,251)	88,977	—	(285,460)	(3,368)	(29,913)

Owners’ Capital, December 31, 2006	—	5,991,337	389,915	1,659,580	—	4,321,464	47,632	67,769

Sale of Units	—	1,274,358	—	24,016	—	1,304,399	100,000	96,183
Redemption of Units	—	(1,786,900)	(400,000)	(155,334)	—	(1,584,773)	—	(47,605)
Net increase (decrease) in Owners’ Capital resulting from operations	—	581,412	54,785	235,814	—	689,799	22,462	12,738

Owners’ Capital, December 31, 2007	$—	$6,060,207	$44,700	$1,764,076	$—	$4,730,889	$170,094	$129,085

Owner’s Capital—Units, January 1, 2005	—	18,939	44,010	3,037	—	—	—	—
Sale of Units	—	60,602	—	18,544	—	—	—	—
Redemption of Units	—	(11,483)	(44,000)	(915)	—	—	—	—

Owners’ Capital—Units, December 31, 2005	—	68,058	10	20,666	—	—	—	—

Sale of Units	—	15,803	4,310	1,318	—	47,568	490	2,054
Redemption of Units	—	(13,128)	—	(3,595)	—	(2,292)	—	(1,356)

Owners’ Capital—Units, December 31, 2006	—	70,733	4,320	18,389	—	45,276	490	698

Sale of Units		13,874	—	236	—	13,507	989	884
Redemption of Units		(20,840)	(3,892)	(1,722)	—	(16,082)	—	(460)

Owners’ Capital—Units, December 31, 2007	—	63,767	428	16,903	—	42,701	1,479	1,122

Net asset value per unit at January 1, 2005		$103.57		$103.92		$100.00		$100.00
Change in net asset value per unit for the year ended December 31, 2005		(20.67)		(18.19)		N/A		N/A

Net asset value per unit at December 31, 2005		$82.90		$85.73		$100.00		$100.00
Change in net asset value per unit for the year ended December 31, 2006		1.80		4.52		(4.55)		(2.87)

Net asset value per unit at December 31, 2006		$84.70		$90.25		$95.45		$97.13
Change in net asset value per unit for the year ended December 31, 2007		10.34		14.12		15.34		17.91

Net asset value per unit at December 31, 2007		$95.04		$104.37		$110.79		$115.04

(1)	The Long Only Commodity Series of the Trust commenced trading operations on February 24, 2006

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2007, 2006 and 2005

	Long/Short Commodity Series (1)				Managed Futures Index Series (1)
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2006	—	—	—	—	—	—	—	—

Sale of Units	—	19,594,958	241,000	2,457,810	—	602,781	51,000	2,500
Redemption of Units	—	(305,331)	—	(75,414)	—	(91,491)		—
Net increase (decrease) in Owners’ Capital resulting from operations	—	188,968	8,285	65,801	—	(11,220)	(859)	18

Owners’ Capital, December 31, 2006	—	19,478,595	249,285	2,448,197	—	500,070	50,141	2,518

Sale of Units	—	18,002,305	111,000	1,206,261	—	264,820	230,000	39,900
Redemption of Units	—	(6,675,705)	—	(500,449)	—	(174,964)	—	—
Net increase (decrease) in Owners’ Capital resulting from operations	—	287,551	13,765	130,831	—	31,814	14,431	(1,281)

Owners’ Capital, December 31, 2007	$—	$31,092,746	$374,050	$3,284,840	$—	$621,740	$294,572	$41,137

Owners’ Capital—Units, January 1, 2006	—	—	—	—	—	—	—	—

Sale of Units	—	197,098	2,422	24,537	—	6,120	509	26
Redemption of Units	—	(3,132)		(753)	—	(951)	—	—

Owners’ Capital—Units, December 31, 2006	—	193,966	2,422	23,784	—	5,169	509	26

Sale of Units	—	179,408	1,068	11,627	—	2,843	2,312	368
Redemption of Units	—	(66,949)	—	(4,765)	—	(1,831)	—	—

Owners’ Capital—Units, December 31, 2007	—	306,425	3,490	30,646	—	6,181	2,821	394

Net asset value at commencement of operations		$100.00		$100.00		$100.00		$100.00
Change in net asset value per unit for the year ended December 31, 2006		0.42		2.93		(3.25)		(1.57)

Net asset value per unit at December 31, 2006		$100.42		$102.93		$96.75		$98.43
Change in net asset value per unit for the year ended December 31, 2007		$1.05		$4.26		$3.84		$5.99

Net asset value per unit at December 31, 2007		$101.47		$107.19		$100.59		$104.42

(1)	The Long/Short Commodity Series and the Managed Futures Index Series of the Trust commenced trading operations on February 24, 2006

The accompanying notes are an integral part of these statements.

The Frontier Fund

Notes to Financial Statements

As of December 31, 2007, and December 31, 2006

1. Organization and Purpose

The Frontier Fund (the “Trust”), was formed as a Delaware statutory trust on August 8, 2003, with separate Series of Units. Its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances). The Trust is a multi-advisor commodity pool as described in Commodity Futures Trading Commission, or CFTC Regulation § 4.10(d)(2).

The Trust offers eight (8) separate and distinct Series: Balanced Series, Winton Series, Currency Series, Graham Series, Campbell/ Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series (each, a “Series” and collectively, the “Series”). The Trust may issue additional Series of Units. The Units of each Series are separated into two sub-classes of Units (except for the Balanced Series which are separated into four sub-classes of Units, of which Class 1a and Class 2a are currently inactive). The Trust, with respect to each Series:

•

engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies), swap contracts and options contracts and may, from time to time, engage in cash and spot transactions;

•

allocates funds to a subsidiary limited liability trading company or companies (“Trading Company”). Each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s assets, make the trading decisions for the assets of each Series vested in such Trading Company, segregate its assets from any other Trading Company and maintain separate, distinct records for each Series, and account for its assets separately from the other Series and the other Trust assets;

•	calculates the Net Asset Value (“NAV”) of its Units separately from the other Series;

•

has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies); and

•

offers each Series of Units in two sub-classes—Class 1 and Class 2 (except for the Balanced Series, which has four sub-classes—Class 1, Class 1a, Class 2 and Class 2a). Investors who purchase Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of Selling Agents selling such Class 1 or Class 1a Units. Equinox Fund Management, LLC (the “Managing Owner”), prepays the initial service fee which is amortized monthly at an annual rate of three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who purchase Class 2 or Class 2a Units of any Series are charged no initial or ongoing service fee. However, the Managing Owner may pay the Selling Agents an on-going service fee for certain administrative services. Any such payments by the Managing Owner will not be subject to reimbursement by the Unitholders.

•

Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York. Redemption of Class 1 Units of any Series, which have been held by the Unit holder for less than twelve (12) full months, will be subject to a redemption fee of up to three percent (3.0%) of the value of such Units being redeemed. Redemption fees are payable to Equinox Fund Management, LLC as Managing Owner of the Trust.

As of September 24, 2004, the Trust commenced operations for the Balanced Series, the Winton Series, the Currency Series and the Dunn Series. The Graham Series commenced operations as of November 19, 2004. The Campbell/Graham Series commenced operations on February 11, 2005. The Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series commenced operations on February 11, 2006. On May 1, 2006, two new classes of the Balanced Series commenced operations: Balanced Series 1a, and Balanced Series 2a.

The Continuous Offering Period of the Dunn Series was terminated by the Managing Owner in February 2006. On October 15, 2007 the remaining outstanding Units in the Dunn Series were redeemed, and the remaining net assets of the Dunn Series were distributed to the holders of those Units.

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

In May 2006, the Beach Series was renamed as the Winton Series. For purposes of this report, such Series is referred to as the Winton Series, regardless of whether the applicable time period referred to is prior or subsequent to the name change, unless explicitly set forth otherwise.

2. Critical Accounting Polices

The following are the significant accounting policies of the Trust.

Basis of Presentation—The financial statements of each Series of the Trust included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Consolidation—The Series, through investing in subsidiary limited liability Trading Company or Companies), authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in securities and derivative instruments, and have no operating income or expenses, except for trading income and expenses, all of which is allocated to the Series. Trading Companies in which a Series has a majority equity interest are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method and are carried in the statement of financial condition of such Series at fair value. Fair value represents the investment in the Trading Company and the proportionate share of the Trading Company’s income or loss.

The consolidated financial statements of the Balanced Series include the assets, liabilities and earnings of its wholly-owned and majority owned Trading Companies, Frontier Trading Company I, LLC, Frontier Trading Company II, LLC, Frontier Trading Company IV, LLC, Frontier Trading Company VI, LLC and Frontier Trading Company IX, LLC.

The consolidated financial statements of the Currency Series include the assets, liabilities and earnings of its majority-owned trading company, Frontier Trading Company III, LLC.

The consolidated financial statements of the Campbell/Graham Series include the assets, liabilities and earnings of its majority-owned trading company, Frontier Trading Company V, LLC.

The consolidated financial statements of the Long/Short Commodity Series include the assets, liabilities and earnings of its majority-owned trading company, Frontier Trading Company VII, LLC.

The consolidated financial statements of the Long Only Commodity Series include the assets, liabilities and earnings of its wholly-owned trading company, Frontier Trading Company VIII, LLC.

The Trust has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102 Statements of Cash Flows—Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

Cash and Cash Equivalents—Cash and cash equivalents include cash and overnight investments in interest-bearing demand deposits with banks and cash managers with maturities of three months or less. The Trust maintains deposits with high quality financial institutions in amounts that are in excess of federally insured limits; however, the Trust does not believe it is exposed to any significant credit risk. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham Series, Currency Series, Dunn Series and Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. Any excess is accrued as income allocated to all Series in proportion to their daily NAV.

Cash held at Futures Commodity Merchants—The Trust deposits assets with a broker subject to CFTC Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. The Trust earns interest income on its assets deposited with the broker.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires the Managing Owner to make estimates and assumptions that affect amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition—Futures, options on futures, and forward contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with the Financial Accounting Standards Board Interpretation No. 39—“Offsetting of Amounts Related to Certain Contracts.” Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Market value of exchange-traded contracts is based upon exchange settlement prices. Market value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market.

Allocation of Earnings—Each Series of the Trust offers two sub-classes of Units—Class 1 and Class 2 (except for the Balanced Series, which offers four sub-classes of Units—Class 1, Class 1a, Class 2 and Class 2a). All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that Class 1 or Class 1a Units of each Series bear certain expenses related to the servicing of such Units. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading profits and losses of each Series are allocated daily to Class 1, Class 1a, Class 2 and Class 2a Units based on each Class’ relative owners’ capital balance.

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

Inter-Series Receivables/Payables—The Balanced Series, in order to make investments in the Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, advances funds to such Series, for the purpose of investing in the respective Trading Company or Trading Companies for such Series on behalf of the Balanced Series. The Balanced Series and investee Series reflect the changes in values of these investments as “Net change in inter-series receivables/payables” in the Statement of Operations.

Foreign Currency Transactions—The Trust’s functional currency is the U.S. Dollar, however, it transacts business in currencies other than the U.S. Dollar. Assets and liabilities denominated in currencies other than the U.S. Dollar are translated into U.S. Dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. Dollar are translated into U.S. Dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. Dollars are reported in income currently.

Investments and Swaps—The Trust records investment transactions on trade date and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of realized and unrealized gains (losses) on investments in the Statements of Operations. Generally, fair values will be based on quoted market prices; however, in certain circumstances, significant judgments and estimates may be required in determining fair value in the absence of an active market closing price. At December 31, 2007 all investments in futures and forward contracts were based on quoted market prices. The valuation of investments in swap contracts (“Swaps”) involve estimates.

The Managing Owner may make judgments that can frequently require estimates about matters that are inherently uncertain. The Managing Owner provides a good faith estimate of the daily NAV for each Series based on such uncertain information. The Managing Owner’s good faith estimates of each Series’ NAV is published daily by the Trust and is used for subscriptions, redemptions and exchanges of all Trust Units, and such Unit transactions are final and not subject to subsequent adjustment unless the estimate of NAV varies from the actual NAV by more than one percent (1.0%) of the actual NAV as described within the Prospectus.

The Balanced Series, in order to make investments from time to time in the Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, advances funds to such Series for the purpose of investing in the respective Trading Company or Trading Companies for such Series on behalf of the Balanced Series. The amount of the funds advanced by the Balanced Series to each of the Campbell/Graham Series, Currency Series, Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series participates on a pari passu basis with the Class 2 Units of such investee Series. The Balanced Series reflects the change in value of these investments as “Net change in inter-series receivables” in the Statement of Operations. The Balanced Series is subject to the same allocations of income and fees as the Limited Owners of such Series. As a result of fees charged by the investee Series, fees are not charged by the Balanced Series on the capital allocated to investments in affiliated Series, and the Managing Owner monitors such allocations so that aggregate fees of the investee Series on the Balanced Series investments do not exceed the allowable fees of the Balanced Series as provided in the Trust’s Prospectus.

Income Taxes—No provision for income taxes has been made in these financial statements as each Limited Owner is individually responsible for reporting income or loss based on their respective share of the Trust’s income and expenses as reported for income tax purposes. On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The adoption of FIN 48 was effective for the Trust on January 1, 2007, and did not impact our financial position or results of operations.

Fees and Expenses—All management fees, incentive fees, and service fees of the Trust are paid to the Managing Owner. Additionally, the trading fees are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, as well as all other operating expenses and continuing offering costs of the Trust.

Service Fees—Each Series pays monthly to the Managing Owner a service fee at an annualized rate of up to 3.0% (2.0% for the Long Only Commodity Series and the Managed Futures Index Series) of the NAV of Class 1 of the Series, accrued daily, which the Managing Owner pays to selling agents of the Trust. These service fees are part of the offering costs of the Trust, which include registration and filing fees, legal and blue sky expenses, accounting and audit, printing, marketing support and other offering costs which are born by the Managing Owner.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefor by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months.

Pending Owner Additions—Funds received for new subscriptions and for additions to existing owner interests are recorded as capital additions at the NAV per unit of the second business day following receipt.

Recent Accounting Prouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157, which, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Trust January 1, 2008 and management does not expect that the adoption of this Statement will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for the Trust on January 1, 2008. Management is currently evaluating the provisions of SFAS 159 and its potential effects on its financial statements.

In April 2007, the FASB issued Interpretation No. 39-1, Amendment of FASB Interpretation No. 39 (“FIN 39-1”). FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the Consolidated Statements of Financial Condition. In addition, FIN 39-1 permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007. The adoption of FIN 39-1 on January 1, 2008 is not expected to have a material impact on the Trust’s Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective on January 1, 2009 and is not expected to have a significant impact on the Trust’s financial statements.

In applying these policies, the Managing Owner may make judgments that may require estimates about matters that are inherently uncertain.

3. Swaps

In addition to authorizing Trading Advisors to manage pre-determined investment levels of futures and forward contracts, certain Series of the Trust will strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities.

Each Series’ investment in Swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. For the Balanced Series, Campbell/Graham Series and Currency Series the Swaps serve to diversify the investment holdings of each Series, and to provide access to programs and advisors that would not be otherwise available to the Series, and are not used for hedging purposes.

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established, to act as Swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owners’ minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. Approximately 9% of the Trust’s assets are deposited with over-the-counter counterparties in order to initiate and maintain swap contracts.

The Balanced Series, Campbell/Graham Series and Currency Series strategically invest assets in one or more Swaps linked to certain underlying investments or indices, at the direction of the Managing Owner. The Trading Company in which the assets of these Series will be invested will not own any of the investments or indices referenced by any Swap entered into by these Series. In addition, the swap counterparty to the Trading Company of these Series is not a Trading Advisor to these Series.

The Long Only Commodity Series, through the Trading Company in which the assets of the Long Only Commodity Series have been allocated, have entered into various Swaps with one or more swap counterparties. The Swaps enable the Long Only Commodity Series to earn returns similar to returns (less the fees and expenses of the Long Only Commodities Series, including the expenses associated with the Swaps) of the Reuters/Jefferies CRB Index (the “RJ/CRB Index”), and the Jefferies Commodity Performance Index (the “JCPI”). Specifically, the Trading Company, which will hold the assets allocable to the Long Only Commodity Series, will enter into Swaps linked to the RJ/CRB Index and the JCPI at the direction of the Managing Owner.

The Trust has invested in the following Swaps as of December 31, 2007:

	Option Basket Balanced Series	Campbell Fund, LTD.	FX Concepts Global Currency Program	Reuters/Jefferies CRB Index	Jefferies Commodity Performance Index
	Balanced	Campbell/ Graham	Currency	Long Only	Long Only
Series:
Counterparty	Company A	Company A	Company B	Company C	Company C
Notional Amount	$65,557,928	$15,000,000	$11,400,000	$2,500,000	$2,500,000
Termination Date	November 6, 2012	October 9, 2009	January 31, 2008	February 28, 2008	February 28, 2008
Counterparty Fee—% annualized	3.44%	0.2%	0.05%	0.5%	1.0%
Investee Returns	Total Return	Total Return	Total Return	Total Return	Total Return

Realized Gain / (Loss)	$—	$1,674,698	$135,100	$884,839	$844,450

Unrealized Gain / (Loss)	$329,391	($3,394,571)

Fair Value 12/31/2007	$32,329,392	$14,912,063	$822,068	$388,135	$379,893

4. Investments in Unconsolidated Trading Companies

The following tables summarize the Balanced Series, Winton Series, Campbell/Graham Series, Dunn Series and Graham Series investments in unconsolidated trading companies as of and for the year ended December 31, 2007.

Trading Company	Percentage of Net Assets	Fair Value	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)
Balanced Series—
Frontier Trading Company VII, LLC	1.65%	$4,238,3488	($735,368)	$9,809,155	($11,385,556)	($2,311,769)

Winton Series—
Frontier Trading Company II, LLC	10.07%	$4,637,121	($98,797)	$6,756,630	($1,662,388)	$4,995,445

Campbell/Graham Series—
Frontier Trading Company VI, LLC	29.92%	$18,353,523	($204,311)	$5,277,036	($5,003,053)	$69,672

Dunn Series— (1)
Frontier Trading Company IV, LLC	—	—	($646)	($16,967)	($16,183)	($33,796)

Graham Series—
Frontier Trading Company V, LLC	60.69%	$4,775,554	($42,272)	$1,718,484	($341,386)	$1,334,826

Managed Futures Index Series—
Frontier Trading Company IX, LLC	66.26%	$634,400	($2,636)	$101,276	$11,135	$109,775

(1)	The Dunn Series ceased trading on October 12, 2007

The following tables summarize the Balanced Series, Winton Series, Campbell/Graham Series, Dunn Series and Graham Series investments in unconsolidated trading companies as of and for the year ended December 31, 2006.

Trading Company	Percentage of Net Assets	Fair Value	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)
Balanced Series—
Frontier Trading Company VII, LLC	0.02%	$78,056	($19,731)	$514,152	($538,964)	($44,543)

Winton Series—
Frontier Trading Company II, LLC	54.93%	$355,763	($16,982)	$1,035,567	($617,590)	$400,995

Campbell/Graham Series—
Frontier Trading Company VI, LLC	70.82%	$50,785,796	($222,930)	$397,155	$3,105,547	$3,279,772

Dunn Series—
Frontier Trading Company IV, LLC	N/M	($120,051)	(1,943)	($43,988)	$27,318	($18,613)

Graham Series—
Frontier Trading Company V, LLC	89.87%	$7,226,062	($111,438)	$127,728	$504,120	$520,410

The following tables summarize the Balanced Series, Winton Series, Campbell/Graham Series, Currency Series, Dunn Series and Graham Series investments in unconsolidated trading companies as of and for the year ended December 31, 2005.

Trading Company	Percentage of Net Assets	Fair Value	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)
Balanced Series—
Frontier Trading Company I, LLC	2.90%	$3,949,182	$0	($172)	($623)	($795)

Winton Series—
Frontier Trading Company II, LLC	28.13%	$626,070	($27,305)	$161,475	$231,686	$365,856

Campbell/Graham Series—
Frontier Trading Company VI, LLC	21.01%	$5,129,155	($34,625)	$1,641,003	($36,022)	$1,570,356

Currency Series—
Frontier Trading Company III, LLC	—	—	$0	($984)	($2,717)	($3,701)

Dunn Series—
Frontier Trading Company IV, LLC	N/M	($166,524)	($18,299)	($389,656)	$18,382	($389,573)

Graham Series—
Frontier Trading Company V, LLC	22.12%	$1,640,031	($7,386)	$160,246	($516,225)	($363,365)

The condensed statements of financial condition and statements of income as of and for the years ended December 31, 2007, 2006 and 2005 for the unconsolidated trading companies are as follows:

Condensed Statement of Financial Condition—December 31, 2007	Frontier Trading Company II, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC	Frontier Trading Company IX, LLC
Cash held at futures commodities merchants	$9,924,146	$—	$12,761,730	$13,863,217	$2,576,122
Open trade equity	970,867	—	(96,656)	(1,481,122)	50,316
Swaps/Options	—	—	—	14,912,063	—

Total assets	$10,895,013	$—	$12,665,074	$27,294,158	$2,626,438

Members equity	$10,895,013	$—	$12,665,074	$27,294,158	$2,626,438

Condensed Statement of Income—For the Year Ended December 31, 2006
Interest income	$434,402	$58,739	$653,524	$813,618	$92,235
Net realized gain on investments, less commissions	17,491,808	(1,353,343)	7,504,459	(7,192,697)	942,262
Change in open trade equity	(452,160)	(235,223)	(1,673,135)	(6,352,783)	(378,687)

Net income	$17,474,050	$(1,529,827)	$6,484,848	$(12,731,862)	$655,810

Condensed Statement of Financial Condition—December 31, 2006	Frontier Trading Company II, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
Cash held at futures commodities merchants	$7,018,159	$1,284,925	$13,938,010	$16,383,004
Open trade equity	1,422,913	235,235	1,576,367	39,486,041

Total assets	$8,441,072	$1,520,160	$15,514,377	$55,869,045

Members equity	$8,441,072	$1,520,160	$15,514,377	$55,869,045

Condensed Statement of Income—For the Year Ended December 31, 2006
Interest income	$213,384	$99,330	$345,944	$487,539
Net realized gain on investments, less commissions	8,473,473	(2,356,306)	200,390	(787,064)
Change in open trade equity	(2,090,380)	47,344	1,479,234	6,111,319

Net income	$6,596,477	$(2,209,632)	$2,025,568	$5,811,794

Condensed Statement of Financial Condition—December 31, 2005	Frontier Trading Company II, LLC	Frontier Trading Company IV, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
Cash held at futures commodities merchants	$3,604,769	$1,939,800	$5,019,359	$8,077,776
Open trade equity	3,527,640	187,880	97,185	(1,222,005)

Total assets	$7,132,409	$2,127,680	$5,116,544	$6,855,771

Members equity	$7,132,409	$2,127,680	$5,116,544	$6,855,771

Condensed Statement of Income—For the Year Ended December 31, 2005
Interest income	$137,820	$78,437	$123,550	$113,858
Net realized gain on investments, less commissions	1,722,360	(1,545,244)	(857,179)	4,961,141
Change in open trade equity	3,142,512	269,038	136,041	(1,222,005)

Net income	$5,002,692	$(1,197,769)	$(597,588)	$3,852,994

5. Transactions with Affiliates

Equinox Fund Management LLC contributes funds to the Trust in order to have a 1% interest in the aggregate capital, profits and losses of all Series and in return will receive units designated as general units in the Series in which the Managing Owner invests such funds. The general units may only be purchased by the Managing Owner and may be subject to no advisory fees or advisory fees at reduced rates. Otherwise, the general units hold the same rights as the limited units. The Managing Owner is required to maintain at least a 1% interest (the “Minimum Purchase Commitment”) in the aggregate capital, profits and losses of all Series so long as it is acting as the Managing Owner of the Trust. Such contribution was made by the Managing Owner before trading commenced for the Trust and will be maintained throughout the existence of the Trust, and the Managing Owner will make such purchases as are necessary to effect this requirement. Additionally, during 2006, the Managing Owner agreed with certain regulatory bodies to maintain a 1% interest specifically in the Balanced Series Class 1a Units and the Balanced Series Class 2a Units, aggregated, and each of the Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series. The 1% interest in these specific Series is included in computing the Minimum Purchase Commitment in aggregate capital. In addition to the General Units the Managing Owner receives in respect of its Minimum Purchase Commitment, the Managing Owner may purchase Limited Units in any Series as a limited owner (“Limited Owner”). All Units purchased by the Managing Owner are held for investment purposes only and not for resale.

On April 29, 2005, the Managing Owner redeemed Units in the Trust’s Currency Series Class 2 for $375,000 at $102.37 per Unit. On December 22, 2005, the Managing Owner purchased Units in the Trust’s Currency Series Class 2 for $2,000,000 at $101.46 per Unit.

On February 24, 2006, the Managing Owner invested $1,000 in each of the Long Only Commodity Series, Class 2, Long/Short Commodity Series, Class 2 and Managed Futures Index Series, Class 2. On March 31, 2006, the Managing Owner invested $1.2 million in the Balanced Series, Class 2, $100,000 in the Campbell Graham Series, Class 2 and $50,000 in each of the Long Only Commodity Series, Class 2, Long/Short Commodity Series, Class 2 and Managed Futures Index Series, Class 2. Also, on March 31, 2006, the Managing Owner redeemed $1.0 million of its interest in the Currency Series, Class 2. On April 28, 2006, the Managing Owner invested $1,309 in the Graham Series, Class 2 and redeemed a like amount in the Winton Series, Class 2. On May 1, 2006 the Managing Owner invested $200 in the Balanced Series, Class 1a and $50,000 in the Balanced Series, Class 2a. On May 31, 2006, the Managing Owner invested $260,000 in the Graham Series, Class 2 and $50,000 in the Long/Short Commodity Series, Class 2. On June 30, 2006, the Managing Owner invested $130,000 in the Graham Series, Class 2 and $20,000 in the Long/Short Commodity Series, Class 2. On August 11, 2006, the Managing Owner invested $30,000 in the Long/Short Commodity Series, Class 2, $1,000 in the Winton Series, Class 1 and $100,000 in the Winton Series, Class 2. On September 29, 2006, the Managing Owner invested $70,000 in the Long/Short Commodity Series, Class 2 and $210,000 in the Winton Series, Class 2. On that same date, the Managing Owner invested $500,000 in each of the Balanced Series, Class 2 and Campbell Graham Series, Class 2 and redeemed $1,000,000 in the Currency Series, Class 2. On October 31, 2006, the Managing Owner invested $100,000 in the Campbell/Graham Series, Class 2 and $20,000 in the Long/Short Commodity Series, Class 2. On December 14, 2006, the Managing Owner invested $150,000 in the Campbell/Graham Series, Class 2. Also on that date, the Managing Owner exchanged $1,000,000 from the Balanced Series, Class 2, $75,000 from the Currency Series, Class 2 and $100,000 from the Winton Series, Class 2 and invested $1,175,000 in the Campbell/Graham Series, Class 2.

On March 29, 2007, the Managing Owner invested $30,000 in the Balanced Series, Class 2a, $100,000 in the Long Only Commodity Series, Class 2, $30,000 in the Long/Short Commodity Series, Class 2 and $410,000 in the Winton Series, Class 2. On April 30, 2007, the Managing Owner invested $30,000 in the Managed Futures Index Series, Class 2. On June 27, 2007, the Managing Owner invested $80,000 in the Long/Short Commodity Series, Class 2. On this same date, the Managing Owner exchanged $1.0 million from the Campbell/Graham Series, Class 2 for an identical amount in the Currency Series, Class 2, $1.0 million from the Campbell/Graham Series, Class 2 for an identical amount in the Balanced Series, Class 2 and $400,000 from the Graham Series, Class 2 for an identical amount in the Balanced Series, Class 2. On October 15, 2007, the Managing Owner redeemed $578 of the remaining interest in the Dunn Series, Class 2. On October 25, 2007, the Managing Owner invested $1,000 in the Long/Short Commodity Series, Class 2. On this same date, the Managing Owner exchanged $500,000 from the Winton Series, Class 2 for $300,000 in the Balanced Series, Class 2 and $200,000 in the Managed Futures Index Series, Class 2. Also on October 25, 2007, the Managing Owner exchanged $500,000 from the Currency Series, Class 2 for an identical amount in the Balanced Series, Class 2.

The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner.

On January 13, 2006, Richard E. Bornhoft, President of the Managing Owner, redeemed $4,165 from the Graham Series, Class 1. On January 17, 2006, Mr. Bornhoft invested $4,165 in the Campbell/Graham Series, Class 2. Mr. Bornhoft exchanged all of his Winton Series Units for the same class of Units in the Graham Series on April 28, 2006: $1,251 Class 1 and $1,309 Class 2. On June 7, 2006, Mr. Bornhoft redeemed $250 from the Balanced Series, Class 1, $750 from the Campbell/Graham Series, Class 1, $750 from the Dunn Series, Class 1 and $1,000 from the Graham Series, Class 1. Mr. Bornhoft redeemed $17,500 from the Graham Series, Class 2 on June 14, 2006. On August 11, 2006, Mr. Bornhoft redeemed $5,000 from the Campbell/Graham Series, Class 2 and $10,000 from the Dunn Series, Class 2. On October 31, 2006, Mr. Bornhoft redeemed all his interests of $279.58 in the Balanced Series, Class 1, $184.33 in the Campbell/Graham Series, Class 1, $206.96 in the Currency Series, Class 1, $110.51 in the Dunn Series, Class 1 and $181.44 in the Graham Series, Class 1.

On March 29, 2007 Mr. Bornhoft exchanged $12,658 from the Dunn Series, Class 2 for an identical amount in the Long Only Commodity Series, Class 2 and $2,594 from the Graham Series, Class 2 for an identical amount in the Long Only Commodity Series, Class 2. On June 1, 2007 Mr. Bornhoft invested $2,630 in the Long Only Commodity Series, Class 2.

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

The following table summarizes the Balanced Series advances to and reductions from other Series of the Trust as of December 31, 2007

Three Months Ending December 31, 2007

Name of Series	Amount of Investment October 1, 2007	Additions During Period	Reductions During Period	Amount of Investment December 31, 2007	Earnings in Investments in Inter- Series Receivables Net P/L for the Period	Amount of Dividends or Interest	Value December 31, 2007
Currency Series	$4,626,635	$0	$0	4,626,635	(90,851)	—	4,535,784

				4,626,635	(90,851)	—	4,535,784

Twelve Months Ending December 31, 2007

Name of Series	Amount of Investment January 1, 2007	Additions During Period	Reductions During Period	Amount of Investment December 31, 2007	Earnings in Investments in Inter- Series Receivables Net P/L for the Period	Amount of Dividends or Interest	Value December 31, 2007
Campbell/Graham Series	$26,972,529	$0	$26,646,729	325,800	(325,800)	—	—
Currency Series	$10,697,188	$0	$6,350,000	4,347,188	188,596	—	4,535,784
Graham Series	$12,012,370	$0	$12,088,510	(76,140)	76,140	—	—
Long Only Commodity Series	$5,522,034	$25,000,000	$31,706,053	(1,184,019)	1,184,019	—	—
Managed Futures Index Series	$9,831,769	$0	$9,340,911	490,858	(490,858)	—	—

				$3,903,687	$632,097	$0	$4,535,784

As sponsoring Management Company of the Trust, the Managing Owner has agreed to bear the organization and offering costs of the Trust. These costs were $4,242,194 in 2007 and $4,580,743 in 2006.

Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets, calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series, 2.0% for the Winton Series, Currency Series, Long Only Commodity Series and Managed Futures Index Series, 2.5% for the Graham Series and Campbell/Graham Series, and 3.5% for the Long/Short Commodity Series. There is no management fee for the Dunn Series. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

Each Series pays to the Managing Owner a monthly trading fee (the “FCM Fee”) equal to 1/12th of 0.50% of such Series’ NAV, calculated daily.

Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series and Long/Short Commodity Series each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Balanced Series or the Long/Short Commodity Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Balanced Series and Dunn Series and 20% for the Winton Series Currency Series, Graham Series Campbell/Graham Series and Long/Short Commodity Series. There is no incentive fee for the Long Only Commodity Series or the Managed Futures Index Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

In addition, each Series pays monthly to the Managing Owner a service fee at an annualized rate of up to 3.0% (2.0% for the Long Only Commodity Series and the Managed Futures Index Series) of the NAV of Class 1 of the Series, which the Managing Owner pays to selling agents of the Trust.

The following table summarizes fees incurred to the Managing Owner for the twelve months ended December 31, 2007

Series:	Management Fee	Trading (FCM) Fee	Incentive Fee	Service Fee
Balanced	$1,463,113	$1,653,104	$9,634,890	$6,903,826
Winton	445,408	111,329	687,066	475,010
Campbell/Graham	1,351,587	377,049	1,025,208	1,592,284
Currency	106,645	95,794	—	256,106
Dunn	—	514	—	2,148
Graham	216,609	42,979	170,704	163,270
Long Only Commodity	171,913	68,726	—	88,731
Long/Short Commodity	1,027,170	140,750	728,853	800,073
Managed Futures Index	87,109	21,638	—	11,883

The following table summarizes fees payable to the Managing Owner as of December 31, 2007

Series:	Management Fee	Trading (FCM) Fee	Incentive Fee	Service Fee
Balanced	$122,882	$158,231	$1,487,150	$398,386
Winton	64,860	16,215	327,608	10,242
Campbell/Graham	116,741	29,681	—	98,746
Currency	10,354	8,354	—	9,645
Dunn	—	—	—	—
Graham	15,307	3,062	1,063	10,180
Long Only Commodity	5,441	2,175	—	5,968
Long/Short Commodity	102,236	15,692	214,878	37,752
Managed Futures Index	1,261	315	—	680

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefor by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the 12 months ended December 31, 2007, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees was $18,656 for the Balanced Series, $13,114 for the Long Only Commodity Series and $138 for the Managed Futures Index Series. For the twelve months ended December 31, 2007, amounts paid or owing the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $13,675 for the Currency Series, $18 for the Dunn Series, $7,465 for the Graham Series, $307 for the Campbell Graham Series, $41,893 for the Long/Short Commodity Series and $31,264 for the Winton Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham Series, Currency Series, Dunn Series and Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. During the twelve months ended December 31, 2007, the Trust paid $7,064,961 of such interest income to the Managing Owner.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. For these services the Managing Owner paid The Bornhoft Group Corporation $1,032,296 in 2007. Additionally, The Bornhoft Group Corporation provides office space to the Managing Owner, prorates office expenses, and advances certain direct expenses on behalf of the Managing Owner. Under this agreement, the Managing Owner reimbursed The Bornhoft Group Corporation $316,970 for these expenses in 2007.

Solon Capital, LLC, an affiliate of the Trust, serves as wholesaler of the Trust by marketing to broker/dealer organizations. For these services, the Managing Owner paid Solon Capital, LLC, $3,096,889 in 2007.

6. Financial Highlights

The following information presents the financial highlights of the Fund for the year ended December 31, 2007. This data has been derived from the information presented in the financial statements.

	Balanced Series				Winton Series		Campbell/Graham Series
	Class 1	Class 1a	Class 2	Class 2a	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2007	$106.66	$95.97	$114.24	$97.88	$105.65	$106.81	$96.27	$101.86
Net operating results:
Interest income	2.52	2.26	2.74	2.34	2.64	2.70	2.58	2.76
Expenses	(7.83)	(7.02)	(5.13)	(4.38)	(9.03)	(5.95)	(7.27)	(4.71)
Net gain/(loss) on investments, net of minority interests	0.11	(0.32)	0.14	(0.37)	14.58	15.06	0.32	0.29
Net income	(5.20)	(5.07)	(2.24)	(2.41)	8.18	11.80	(4.37)	(1.66)
Net asset value, December 31, 2007	$101.46	$90.90	$112.00	$95.47	$113.83	$118.61	$91.90	$100.20
Ratios to average net assets (3)
Net investment gain/(loss)	-6.87%	-6.87%	-2.84%	-2.84%	-7.94%	-3.95%	-6.60%	-2.57%
Expenses before incentive fees	5.53%	5.53%	1.49%	1.49%	7.22%	3.23%	7.92%	3.90%
Expenses after incentive fees	10.14%	10.14%	6.11%	6.11%	11.21%	7.22%	10.23%	6.21%
Total return before incentive fees (2)	-1.79%	-1.55%	1.04%	1.28%	18.06%	23.26%	-2.80%	2.56%
Total return after incentive fees (2)	-5.24%	-5.00%	-2.41%	-2.17%	15.07%	20.28%	-4.52%	0.84%

	Currency		Dunn Series (4)		Graham Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2007	$101.16	$108.23	$76.91	$82.27	$84.70	$90.25
Net operating results:
Interest income	4.81	5.25	1.37	1.56	2.48	2.51
Expenses	(5.33)	(2.44)	(1.98)	(0.41)	(7.77)	(5.23)
Net gain/(loss) on investments, net of minority interests	0.02	(0.04)	(23.61)	(25.71)	15.63	16.84
Net income	(0.50)	2.77	(24.22)	(24.56)	10.34	14.12
Net asset value, December 31, 2007	$100.66	$111.00	$52.69	$57.71	$95.04	$104.37
Ratios to average net assets (3)
Net investment gain/(loss)	-0.68%	3.35%	-1.19%	1.97%	-7.96%	-4.02%
Expenses before incentive fees	6.93%	2.91%	3.86%	0.70%	8.61%	4.68%
Expenses after incentive fees	6.93%	2.91%	3.86%	0.70%	11.68%	7.75%
Total return before incentive fees (2)	-1.40%	0.75%	-34.57%	-40.99%	12.78%	17.82%
Total return after incentive fees (2)	-1.40%	0.75%	-34.57%	-40.99%	10.48%	15.52%

	Long Only		Long/Short		Managed Futures Index
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2007	$95.45	$97.13	$100.42	$102.93	$96.75	$98.43
Net operating results:
Interest income	10.95	11.42	3.53	3.68	22.39	23.57
Expenses	(7.16)	(5.40)	(9.38)	(6.65)	(16.67)	(15.52)
Net gain/(loss) on investments, net of minority interests	11.56	11.89	6.89	7.22	(1.87)	(2.06)
Net income	15.34	17.91	1.05	4.26	3.84	5.99
Net asset value, December 31, 2007	$110.79	$115.04	$101.47	$107.19	$100.59	$104.42
Ratios to average net assets (3)
Net investment gain/(loss)	5.11%	7.79%	-7.82%	-3.80%	7.94%	10.63%
Expenses before incentive fees	9.67%	6.98%	9.27%	5.25%	23.17%	20.49%
Expenses after incentive fees	9.67%	6.98%	12.54%	8.53%	23.17%	20.49%
Total return before incentive fees (2)	15.62%	18.55%	3.53%	7.15%	5.38%	11.13%
Total return after incentive fees (2)	15.62%	18.55%	1.08%	4.70%	5.38%	11.13%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner's total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized
(4)	The Dunn Series ceased trading operation on October 12, 2007

The following information presents the financial highlights of the Fund for the year ended December 31, 2006. This data has been derived from information presented in the financial statements.

	Balanced Series				Winton Series		Campbell/Graham Series
	Class 1	Class 1a	Class 2	Class 2a	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2006	$104.58	$100.00	$108.73	$100.00	$100.00	$100.00	$94.30	$96.83
Net operating results:
Interest income	2.09	0.84	2.16	1.98	3.45	2.33	2.40	2.61
Expenses	(5.64)	(3.32)	(2.59)	(2.38)	(10.51)	(5.70)	(6.06)	(3.57)
Net gain/(loss) on investments, net of minority interests	5.63	(1.55)	5.94	(1.72)	12.71	10.18	5.63	5.99
Net income	2.08	(4.03)	5.51	(2.12)	5.65	6.81	1.97	5.03
Net asset value, December 31, 2006	$106.66	$95.97	$114.24	$97.88	$105.65	$106.81	$96.27	$101.86
Ratios to average net assets
Net investment gain/(loss)	-3.38%	-2.44%	-0.41%	0.87%	-6.36%	-4.52%	-3.92%	-0.95%
Expenses before incentive fees	3.73%	3.89%	0.76%	0.58%	3.30%	1.47%	5.86%	2.88%
Expenses after incentive fees	5.35%	4.65%	2.38%	1.34%	9.48%	7.65%	6.52%	3.54%
Total return before incentive fees (2)	4.14%	0.28%	7.29%	0.92%	17.28%	27.87%	3.10%	2.53%
Total return after incentive fees (2)	2.02%	0.00%	5.11%	0.70%	16.84%	23.33%	2.10%	2.01%

	Currency		Dunn Series		Graham Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2006	$97.66	$101.42	$86.83	$90.15	$82.90	$85.73
Net operating results:
Interest income	2.28	2.79	2.01	2.19	2.21	2.31
Expenses	(4.17)	(1.56)	(2.93)	(0.48)	(5.09)	(2.73)
Net gain/(loss) on investments, net of minority interests	5.39	5.58	(9.00)	(9.59)	4.68	4.94
Net income	3.50	6.81	(9.92)	(7.88)	1.80	4.52
Net asset value, December 31, 2006	$101.16	$108.23	$76.91	$82.27	$84.70	$90.25
Ratios to average net assets
Net investment gain/(loss)	-1.82%	1.15%	-1.08%	1.92%	-3.44%	-0.47%
Expenses before incentive fees	4.30%	1.34%	3.52%	0.53%	6.08%	3.11%
Expenses after incentive fees	4.43%	1.46%	3.52%	0.53%	6.08%	3.11%
Total return before incentive fees (2)	5.30%	6.94%	-7.74%	-8.52%	2.32%	2.67%
Total return after incentive fees (2)	5.17%	6.72%	-7.74%	-8.52%	2.32%	2.67%

	Long Only		Long/Short		Managed Futures Index
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2006	$100.00	$100.00	$100.00	$100.00	$100.00	$100.00
Net operating results:
Interest income	3.66	3.83	3.65	3.70	3.56	3.65
Expenses	(3.63)	(1.77)	(7.38)	(4.61)	(4.08)	(2.24)
Net gain/(loss) on investments, net of minority interests	(4.58)	(4.93)	4.15	3.84	(2.73)	(2.98)
Net income	(4.55)	(2.87)	0.42	2.93	(3.25)	(1.57)
Net asset value, December 31, 2006	$95.45	$97.13	$100.42	$102.93	$96.75	$98.43
Ratios to average net assets
Net investment gain/(loss)	0.03%	1.98%	-3.80%	-0.90%	-0.54%	1.42%
Expenses before incentive fees	3.64%	1.69%	6.21%	3.32%	4.23%	2.27%
Expenses after incentive fees	3.64%	1.69%	7.51%	4.61%	4.23%	2.27%
Total return before incentive fees (2)	-4.51%	-2.66%	-1.65%	1.90%	-7.46%	-1.70%
Total return after incentive fees (2)	-4.51%	-2.66%	-2.43%	-0.74%	-7.46%	-1.70%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner's total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

The following information presents the financial highlights of the Fund for the year ended December 31, 2005. This data has been derived from information presented in the financial statements.

	Balanced Series		Beach Series		Campbell/Graham Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2005	$106.03	$106.85	$106.01	$106.84	$100.00	$100.00
Net operating results:
Interest income	1.14	1.14	1.17	1.17	1.12	1.12
Expenses	(8.42)	(5.46)	(9.25)	(6.40)	(6.78)	(4.30)
Net gain/(loss) on investments, net of minority interests	5.83	6.20	14.00	14.66	(0.04)	0.01
Net income	(1.45)	1.88	5.92	9.43	(5.70)	(3.17)
Net asset value, December 31, 2005	$104.58	$108.73	$111.93	$116.27	$94.30	$96.83
Ratios to average net assets (2)
Net investment gain/(loss)	-7.33%	-4.34%	-8.46%	-5.46%	-8.48%	-4.68%
Expenses before incentive fees	3.93%	0.94%	5.33%	2.34%	7.38%	3.58%
Expenses after incentive fees	8.48%	5.49%	9.67%	6.68%	10.13%	6.34%
Total return before incentive fees (3)	13.72%	9.89%	23.95%	11.92%	6.69%	9.58%
Total return after incentive fees (3)	9.17%	5.34%	19.61%	7.58%	4.25%	7.14%

	Currency		Dunn Series		Graham Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2005	$102.67	$103.47	$104.96	$105.77	$103.57	$103.92
Net operating results:
Interest income	1.10	1.10	1.13	1.13	0.85	0.85
Expenses	(5.69)	(2.77)	(3.24)	(0.51)	(5.09)	(2.58)
Net gain/(loss) on investments, net of minority interests	(0.42)	(0.38)	(16.02)	(16.24)	(16.43)	(16.46)
Net income	(5.01)	(2.05)	(18.13)	(15.62)	(20.67)	(18.19)
Net asset value, December 31, 2005	$97.66	$101.42	$86.83	$90.15	$82.90	$85.73
Ratios to average net assets (2)
Net investment gain/(loss)	-4.57%	-1.64%	-2.33%	0.66%	-5.01%	-2.02%
Expenses before incentive fees	5.64%	2.71%	3.54%	0.54%	6.00%	3.02%
Expenses after incentive fees	5.64%	2.71%	3.54%	0.54%	6.00%	3.02%
Total return before incentive fees (3)	-7.50%	-2.56%	-13.46%	-23.33%	-15.86%	-13.83%
Total return after incentive fees (3)	-7.50%	-2.56%	-13.46%	-23.33%	-15.86%	-13.83%

(1)	The Campbell/Graham Series commenced operation on February 11, 2005. Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Ratios have been annualized for the Campbell/Graham Series and exclude the impact of the incentive fees except where otherwise noted. Incentive fees have not been annualized.
(3)	Computed using weighted average net assets outstanding during the period. An owner's total returns may vary from the avove returns based on the timing of contributions and withdrawals. Total returns are not annualized.

7. Trading Activities and Related Risks

The purchase and sale of futures and options on futures contracts require margin deposits with Futures Commodities Merchants (each, an “FCM”). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

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

The unrealized gain (loss) on open futures contracts is comprised of the following:

	Futures Contracts (exchange traded)
	2007	2006	2005
Gross Unrealized Gains	$23,009,450	$27,229,898	$17,528,857
Gross Unrealized (Losses)	(34,220,728)	(13,517,509)	(10,266,195)

Net Unrealized Gain (Loss)	($11,211,278)	$13,712,389	$7,262,662

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

9. Subsequent Events

On February 28, 2008, the Trust invested in $214,950,000 principal amount of U.S. Treasury notes, with maturities ranging from one to seven years, with an average yield of 2.52%. The investment was funded by withdrawal of overnight funds held with banks.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Frontier Fund
(Registrant)

Date: March 17, 2008	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Balanced Series,
a Series of The Frontier Fund
(Registrant)

Date: March 17, 2008	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dunn Series,
a Series of The Frontier Fund
(Registrant)

Date: March 17, 2008	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Graham Series,
a Series of The Frontier Fund
(Registrant)

Date: March 17, 2008	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton Series,
a Series of The Frontier Fund
(Registrant)

Date: March 17, 2008	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Campbell/Graham Series,
a Series of The Frontier Fund
(Registrant)

Date: March 17, 2008	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Currency Series,
a Series of The Frontier Fund
(Registrant)

Date: March 17, 2008	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long Only Commodity Series,
a Series of The Frontier Fund
(Registrant)

Date: March 17, 2008	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long/Short Commodity Series,
a Series of The Frontier Fund
(Registrant)

Date: March 17, 2008	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Index Series,
a Series of The Frontier Fund
(Registrant)

Date: March 17, 2008	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund