Form 10-Q
period 2008-09-30
FRONTIER FUND; MANAGED FUTURES INDEX SERIES, a series of The Frontier Fund; LONG ONLY COMMODITY SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; WINTON/GRAHAM SERIES, a series of The Frontier Fund; BALANCED SERIES, a series of The Frontier Fund; LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; CAMPBELL/GRAHAM/TIVERTON SERIES, a series of The Frontier Fund
filed 2008-11-07
CIK 1261379, 1389129, 1389127, 1389126, 1389123, 1389122, 1389128, 1389124, 1389125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51274

THE FRONTIER FUND

BALANCED SERIES; WINTON/GRAHAM SERIES; WINTON SERIES;

CAMPBELL/GRAHAM/TIVERTON SERIES; CURRENCY SERIES; LONG ONLY COMMODITY

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

Campbell/Graham/Tiverton Series Class 1 and Class 2 Units;

Currency Series Class 1 and Class 2 Units;

Winton/Graham Series Class 1 and Class 2 Units;

Long/Short Commodity Series Class 1 and Class 2 Units;

Long Only Commodity Series Class 1 and Class 2 Units; and

Managed Futures Index Series Class 1 and Class 2 Units

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non –Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF SEPTEMBER 30, 2008, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Frontier Fund

Statements of Financial Condition

September 30, 2008 and December 31, 2007

	Balanced Series		Winton Series		Campbell/Graham/Tiverton Series (1)
	9/30/2008	12/31/2007	9/30/2008	12/31/2007	9/30/2008	12/31/2007
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents	$56,239,116	$176,009,417	$30,776,996	$41,692,931	$31,515,907	$35,416,683
U.S. Government securities, at market value	117,878,356	—	35,809,067	—	25,377,410	—
Cash held at futures commodity merchants	30,652,256	52,225,010	15,968,238	—	9,716,551	12,761,730
Open trade equity	2,165,385	1,941	—	—	—	—
Swap contracts	42,433,239	47,241,455	—	—	—	—
Investments in unconsolidated trading companies	20,674,965	4,238,348	—	4,637,121	3,691,370	18,353,523
Inter-series receivables	14,496,502	4,535,784	—	—	—	—
Prepaid service fees - Class 1	454,143	357,855	245,949	278,573	151,587	164,924
Interest receivable	584,371	—	177,879	—	125,430	—
Receivable from related parties	192,314	18,836	—	105,754	—	—
Other assets	186,050	238,781	—	64,709	2,303	69,613

Total Assets	$285,956,697	$284,867,427	$82,978,129	$46,779,088	$70,580,558	$66,766,473

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Open trade deficit	$—	$—	$842,632	$—	$1,860,557	$96,655
Pending owner additions	780,590	228,977	—	214,912	70,229	156,300
Owner redemptions payable	211,320	278,974	427,478	9,759	95,754	19,506
Incentive fees payable to Managing Owner	1,292,798	1,487,150	—	327,608	126,399	—
Management fees payable to Managing Owner	100,287	122,882	108,797	64,860	165,041	116,741
Interest fees payable to Managing Owner	385,044	375,955	104,503	66,029	99,318	92,401
Trading fees payable to Managing Owner	154,007	158,231	27,200	16,215	33,009	29,681
Trailing service fees payable	432,616	398,386	63,972	10,242	108,913	98,746
Payables to related parties	40,337	354,403	9,096	8,179	12,379	1,305
Other liabilities	—	252,579	22,692	22,123	20,183	28,680

Total Liabilities	3,396,999	3,657,537	1,606,370	739,927	2,591,782	640,015

MINORITY INTERESTS	3,806,343	23,625,044	12,464,209	—	2,284,024	4,775,554
OWNERS’ CAPITAL
Managing Owner Units - Class 1	—	—	1,178	1,138	—	—
Managing Owner Units - Class 1a	202	182	—	—	—	—
Managing Owner Units - Class 2	3,237,370	2,840,146	249,101	235,392	265,151	244,457
Managing Owner Units - Class 2a	89,521	78,645	—	—	—	—
Limited Owner Units - Class 1	218,322,458	204,740,748	58,195,769	35,663,122	59,386,945	55,530,902
Limited Owner Units - Class 1a	6,342,637	5,638,318	—	—	—	—
Limited Owner Units - Class 2	48,994,812	43,113,896	10,461,502	10,139,509	6,052,656	5,575,545
Limited Owner Units - Class 2a	1,766,355	1,172,911	—	—	—	—

Total Owners’ Capital	278,753,355	257,584,846	68,907,550	46,039,161	65,704,752	61,350,904

Total Liabilities, Minority Interests and Owners’ Capital	$285,956,697	$284,867,427	$82,978,129	$46,779,088	$70,580,558	$66,766,473

Units Outstanding
Class 1	1,931,382	2,018,003	494,130	313,310	609,350	604,239
Class 1a	62,691	62,032	N/A	N/A	N/A	N/A
Class 2	409,144	410,311	85,333	87,473	58,132	58,085
Class 2a	17,078	13,110	N/A	N/A	N/A	N/A
Net Asset Value per Unit
Class 1	$113.04	$101.46	$117.78	$113.83	$97.46	$91.90
Class 1a	$101.18	$90.90	N/A	N/A	N/A	N/A
Class 2	$127.66	$112.00	$125.52	$118.61	$108.68	$100.20
Class 2a	$108.67	$95.47	N/A	N/A	N/A	N/A

(1)	The Campbell/Graham Series was renamed the Campbell/Graham/Tiverton Series on May 27, 2008

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

September 30, 2008 and December 31, 2007

	Currency Series		Winton/Graham Series (1)		Long Only Commodity Series
	9/30/2008	12/31/2007	9/30/2008	12/31/2007	9/30/2008	12/31/2007
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents	$9,353,858	$12,715,131	$29,903,011	$3,077,061	$2,296,167	$4,275,935
U.S. Government securities, at market value	10,199,154	—	2,870,647	—	3,517,632	—
Cash held at futures commodity merchants	522,725	1,539,788	—	—	—	—
Open trade equity	—	34,703	—	—	—	—
Swap contracts	9,313,183	822,068	—	—	781,625	768,028
Investments in unconsolidated trading companies	—	—	2,010,347	4,775,554	—	—
Prepaid service fees - Class 1	42,321	33,387	253,905	12,215	16,279	5,101
Interest receivable	50,447	—	14,891	—	17,170	—
Receivable from related parties	—	86,190	40,513	70,739	77	—
Other assets	14,514	933	2,318	19,655	188	2,917

Total Assets	$29,496,202	$15,232,200	$35,095,632	$7,955,224	$6,629,138	$5,051,981

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Open trade deficit	$58,275	$—	$—	$—	$—	$—
Inter-series payables	14,496,502	4,535,784	—	—	—	—
Pending owner additions	144,750	15,612	267,627	18,400	500	—
Owner redemptions payable	—	30,627	19,486	—	48,742	5,192
Incentive fees payable to Managing Owner	—	—	—	1,063	—	—
Management fees payable to Managing Owner	13,661	10,354	65,756	15,307	6,519	5,441
Interest fees payable to Managing Owner	45,677	22,752	49,742	11,584	2,366	3,016
Trading fees payable to Managing Owner	15,085	8,354	13,151	3,062	2,608	2,175
Trailing service fees payable	13,801	9,645	15,735	10,180	6,999	5,968
Payables to related parties	241,198	1,652	3,640	902	—	121
Other liabilities	700	5,414	8,311	25,743	609	—

Total Liabilities	15,029,649	4,640,194	443,448	86,241	68,343	21,913

OWNERS’ CAPITAL
Managing Owner Units - Class 2	282,781	513,938	50,175	44,700	168,879	170,094
Limited Owner Units - Class 1	11,966,129	9,791,812	23,765,244	6,060,207	5,559,860	4,730,889
Limited Owner Units - Class 2	2,217,643	286,256	10,836,765	1,764,076	832,056	129,085

Total Owners’ Capital	14,466,553	10,592,006	34,652,184	7,868,983	6,560,795	5,030,068

Total Liabilities and Owners’ Capital	$29,496,202	$15,232,200	$35,095,632	$7,955,224	$6,629,138	$5,051,981

Units Outstanding
Class 1	125,027	97,273	227,857	63,767	51,318	42,701
Class 2	23,165	7,209	92,933	17,331	8,764	2,601
Net Asset Value per Unit
Class 1	$95.71	$100.66	$104.30	$95.04	$108.34	$110.79
Class 2	$107.94	$111.00	$117.15	$104.37	$114.21	$115.04

(1)	The Graham Series was renamed the Winton/Graham Series on May 27, 2008

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

September 30, 2008 and December 31, 2007

	Long/Short Commodity Series		Managed Futures Index Series
	9/30/2008	12/31/2007	9/30/2008	12/31/2007
	(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents	$34,495,036	$28,837,629	$1,863,305	$332,995
U.S. Government securities, at market value	29,319,310	—	316,164	—
Cash held at futures commodity merchants	5,086,064	21,539,642	—	—
Open trade equity	1,324,133	—	—	—
Investments in unconsolidated trading companies	—	—	114,973	634,400
Prepaid service fees - Class 1	326,769	150,263	9,932	1,742
Interest receivable	145,166	—	1,250	—
Receivable from related parties	217,000	91,720	188	—
Other assets	—	—	141	2,110

Total Assets	$70,913,478	$50,619,254	$2,305,953	$971,247

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Open trade deficit	$—	$11,151,267	$—	$—
Pending owner additions	370,958	49,444	11,250	10,000
Owner redemptions payable	13,113	26,075	—	—
Incentive fees payable to Managing Owner	209,211	214,878	—	—
Management fees payable to Managing Owner	168,842	102,236	3,365	1,261
Interest fees payable to Managing Owner	21,584	21,286	797	622
Trading fees payable to Managing Owner	24,121	15,692	841	315
Trailing service fees payable	63,816	37,752	1,148	680
Payables to related parties	47,599	2,986	—	36
Other liabilities	22,136	7,654	498	884

Total Liabilities	941,380	11,629,270	17,899	13,798

MINORITY INTERESTS	7,937,079	4,238,348	—	—
OWNERS’ CAPITAL
Managing Owner Units - Class 2	610,562	374,050	305,252	294,572
Limited Owner Units - Class 1	51,589,347	31,092,746	1,534,248	621,740
Limited Owner Units - Class 2	9,835,110	3,284,840	448,554	41,137

Total Owners’ Capital	62,035,019	34,751,636	2,288,054	957,449

Total Liabilities, Minority Interests and Owners’ Capital	$70,913,478	$50,619,254	$2,305,953	$971,247

Units Outstanding
Class 1	494,210	306,425	14,930	6,181
Class 2	92,622	34,136	6,966	3,215
Net Asset Value per Unit
Class 1	$104.39	$101.47	$102.76	$100.59
Class 2	$112.78	$107.19	$108.21	$104.42

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Schedule of Investments

September 30, 2008

(Unaudited)

	Balanced Series		Winton Series		Campbell/Graham/ Tiverton Series		Currency Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(6,769,571)	-2.43%	$(8,075)	-0.01%	$(127,994)	-0.19%	$—	0.00%
Various base metals futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	(100,920)	-0.04%	(115,975)	-0.17%	(8,713)	-0.01%	—	0.00%
Various currency futures contracts (Canada)	(4,176)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	(5,946)	0.00%	(491)	0.00%	669	0.00%	—	0.00%
Various currency futures contracts (Far East)	(1,123)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(1,205,785)	-0.43%	(74,805)	-0.11%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(220,411)	-0.08%	(159,953)	-0.23%	(27,961)	-0.04%	—	0.00%
Various interest rates futures contracts (Canada)	(49,328)	-0.02%	(12,754)	-0.02%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	272,471	0.10%	232,052	0.34%	(30,067)	-0.05%	—	0.00%
Various interest rates futures contracts (Far East)	113,903	0.04%	93,698	0.14%	(5,363)	-0.01%	—	0.00%
Various precious metals futures contracts (U.S.)	40,880	0.01%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(207,303)	-0.07%	(677,482)	-0.98%	(13,084)	-0.02%	—	0.00%
Various soft futures contracts (Europe)	(36,985)	-0.01%	(30,801)	-0.04%	(10,267)	-0.02%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	7,614	0.00%	—	0.00%	21,355	0.03%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(6,536)	0.00%	—	0.00%	25,573	0.04%	—	0.00%
Various stock index futures contracts (Far East)	6,947	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$(8,166,269)	-2.93%	$(754,586)	-1.08%	$(175,852)	-0.27%	$—	0.00%

LONG OPTIONS *	$11,101,693	3.98%	$—	0.00%	$—	0.00%	$—	0.00%

LONG CURRENCY FORWARDS *	$(1,497,858)	-0.54%	$(1,220,051)	-1.77%	$(3,519,406)	-5.36%	$(56,213)	-0.39%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$6,028,852	2.16%	$237,937	0.35%	$212,115	0.32%	$—	0.00%
Various currency futures contracts (U.S.)	(69,497)	-0.02%	297,943	0.43%	(425)	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	409	0.00%	—	0.00%	(223)	0.00%	—	0.00%
Various currency futures contracts (Far East)	(3,153)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	488,316	0.18%	31,490	0.05%	(18,368)	-0.03%	—	0.00%
Various interest rates futures contracts (U.S.)	99,750	0.04%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	(694)	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(529,142)	-0.19%	(118,089)	-0.17%	(15,732)	-0.02%	—	0.00%
Various interest rates futures contracts (Far East)	162,575	0.06%	(389)	0.00%	29,319	0.04%	—	0.00%
Various precious metals futures contracts (U.S.)	(56,240)	-0.02%	—	0.00%	1,310	0.00%	—	0.00%
Various soft futures contracts (U.S.)	210,902	0.08%	175,668	0.25%	253,472	0.39%	—	0.00%
Various soft futures contracts (Canada)	—		309	0.00%		0.00%
Various soft futures contracts (Europe)	34,349	0.01%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	285,340	0.10%	229,648	0.33%	(795)	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	63,055	0.02%	236,360	0.34%	(5,942)	-0.01%	—	0.00%
Various stock index futures contracts (Far East)	17,058	0.01%	218,560	0.32%	36,407	0.06%	—	0.00%

Total Short Futures Contracts	$6,732,574	2.43%	$1,308,743	1.90%	$491,138	0.75%	$(2,062)	0.00%

SHORT OPTIONS *	$(5,991,464)	-2.15%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT CURRENCY FORWARDS *	$(13,291)	0.00%	$(176,738)	-0.26%	$1,343,563	2.04%	$—	0.00%

Total Open Trade Equity	$2,165,385	0.79%	$(842,632)	-1.21%	$(1,860,557)	-2.84%	$(58,275)	-0.39%

SWAPS (1)	$42,433,239	15.22%	$—	0.00%	$—	0.00%	$9,313,183	64.38%

U.S. GOVERNMENT SECURITIES

FACE VALUE	Fair Value		Fair Value		Fair Value		Fair Value
$37,050,000.00 US Treasury Bill 4.500% due 02/15/2009 (Cost $37,937,174)	$19,609,993	7.03%	$5,957,120	8.65%	$4,221,732	6.43%	$1,696,710	11.73%
$35,000,000.00 US Treasury Bill 6.500% due 02/15/2010 (Cost $37,985,938)	19,469,238	6.98%	5,914,362	8.58%	4,191,430	6.38%	1,684,531	11.64%
$35,000,000.00 US Treasury Bill 4.500% due 02/28/2011 (Cost $37,231,250)	19,374,809	6.95%	5,885,676	8.54%	4,171,101	6.35%	1,676,361	11.59%
$34,700,000.00 US Treasury Bill 4.625% due 02/29/2012 (Cost $37,302,500)	19,384,625	6.95%	5,888,658	8.55%	4,173,213	6.35%	1,677,210	11.59%
$36,500,000.00 US Treasury Bill 3.875% due 02/15/2013 (Cost $38,125,391)	19,888,846	7.13%	6,041,830	8.77%	4,281,765	6.52%	1,720,837	11.90%
$36,700,000.00 US Treasury Bill 4.000% due 02/15/2015 (Cost $38,016,039)	20,150,845	7.23%	6,121,421	8.88%	4,338,169	6.60%	1,743,505	12.05%

	$117,878,356	42.27%	$35,809,067	51.97%	$25,377,410	38.63%	$10,199,154	70.50%

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

Additional Disclosure on U.S. Government Securities	Balanced Series Face Value	Winton Series Face Value	Campbell/Graham/ Tiverton Series Face Value	Currency Series Face Value
US Treasury Bill 4.500% due 02/15/2009	$19,385,844	$5,889,029	$4,173,476	$1,677,316
US Treasury Bill 6.500% due 02/15/2010	18,313,213	5,563,185	3,942,555	1,584,509
US Treasury Bill 4.500% due 02/28/2011	18,313,213	5,563,185	3,942,555	1,584,509
US Treasury Bill 4.625% due 02/29/2012	18,156,243	5,515,500	3,908,762	1,570,927
US Treasury Bill 3.875% due 02/15/2013	19,098,065	5,801,607	4,111,522	1,652,416
US Treasury Bill 4.000% due 02/15/2015	19,202,712	5,833,397	4,134,051	1,661,471

	$112,469,290	$34,165,903	$24,212,921	$9,731,148

	Costs	Costs	Costs	Costs
US Treasury Bill 4.500% due 02/15/2009	$19,850,045	$6,030,043	$4,273,411	$1,717,480
US Treasury Bill 6.500% due 02/15/2010	19,875,560	6,037,794	4,278,904	1,719,687
US Treasury Bill 4.500% due 02/28/2011	19,480,681	5,917,838	4,193,893	1,685,521
US Treasury Bill 4.625% due 02/29/2012	19,517,961	5,929,163	4,201,919	1,688,747
US Treasury Bill 3.875% due 02/15/2013	19,948,526	6,059,960	4,294,613	1,726,000
US Treasury Bill 4.000% due 02/15/2015	19,891,310	6,042,579	4,282,295	1,721,050

	$118,564,083	$36,017,377	$25,525,035	$10,258,485

The Frontier Fund

Condensed Schedule of Investments

September 30, 2008

(Unaudited)

	Winton/Graham Series		Long Only Commodity Series		Long/Short Commodity Series		Managed Futures Index Series
	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(14,066,473)	-22.68%	$—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(93,863)	-0.15%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%		0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	5,002,979	8.06%	—	0.00%
Various energy futures contracts (Far East)					(2,261)	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	74,882	0.12%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	(152,390)	-0.25%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(9,051,163)	-14.59%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%		0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$(18,288,289)	-29.49%	$—	0.00%

LONG OPTIONS *	$—	0.00%	$—	0.00%	$624,987	1.01%	$—	0.00%

LONG CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$4,955,066	7.99%	$—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	69,821	0.11%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%		0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	6,339,504	10.22%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	152,273	0.25%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	3,910	0.01%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	7,751,853	12.50%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	14,936	0.02%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$19,287,363	31.10%	$—	0.00%

SHORT OPTIONS *	$—	0.00%	$—	0.00%	$(299,928)	-0.48%	$—	0.00%

SHORT CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity	$—	0.00%	$—	0.00%	$1,324,133	2.14%	$—	0.00%

SWAPS (1)	$—	0.00%	$781,625	11.91%	$—	0.00%	$—	0.00%

U.S. GOVERNMENT SECURITIES

FACE VALUE	Fair Value		Fair Value		Fair Value		Fair Value
$37,050,000.00 US Treasury Bill 4.500% due 02/15/2009 (Cost $37,937,174)	$477,555	1.38%	$585,186	8.92%	$4,877,498	7.86%	$52,596	2.30%
$35,000,000.00 US Treasury Bill 6.500% due 02/15/2010 (Cost $37,985,938)	474,127	1.37%	580,985	8.86%	4,842,489	7.81%	52,219	2.28%
$35,000,000.00 US Treasury Bill 4.500% due 02/28/2011 (Cost $37,231,250)	471,827	1.36%	578,168	8.81%	4,819,002	7.77%	51,966	2.27%
$34,700,000.00 US Treasury Bill 4.625% due 02/29/2012 (Cost $37,302,500)	472,066	1.36%	578,461	8.82%	4,821,444	7.77%	51,992	2.27%
$36,500,000.00 US Treasury Bill 3.875% due 02/15/2013 (Cost $38,125,391)	484,346	1.40%	593,507	9.05%	4,946,856	7.97%	53,344	2.33%
$36,700,000.00 US Treasury Bill 4.000% due 02/15/2015 (Cost $38,016,039)	490,726	1.42%	601,325	9.17%	5,012,021	8.08%	54,047	2.36%

	$2,870,647	8.29%	$3,517,632	53.63%	$29,319,310	47.26%	$316,164	13.81%

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

Additional Disclosure on U.S. Government Securities	Winton/Graham Series Face Value	Long Only Commodity Series Face Value	Long/Short Commodity Series Face Value	Managed Futures Index Series Face Value
US Treasury Bill 4.500% due 02/15/2009	$472,096	$578,497	$4,821,747	$51,995
US Treasury Bill 6.500% due 02/15/2010	445,975	546,488	4,554,956	49,118
US Treasury Bill 4.500% due 02/28/2011	445,975	546,488	4,554,956	49,118
US Treasury Bill 4.625% due 02/29/2012	442,152	541,804	4,515,914	48,697
US Treasury Bill 3.875% due 02/15/2013	465,088	569,909	4,750,169	51,223
US Treasury Bill 4.000% due 02/15/2015	467,636	573,032	4,776,197	51,504

	$2,738,922	$3,356,218	$27,973,939	$301,655

	Costs	Costs	Costs	Costs
US Treasury Bill 4.500% due 02/15/2009	$483,401	$592,349	$4,937,205	$53,240
US Treasury Bill 6.500% due 02/15/2010	484,022	593,111	4,943,551	53,309
US Treasury Bill 4.500% due 02/28/2011	474,406	581,327	4,845,335	52,250
US Treasury Bill 4.625% due 02/29/2012	475,314	582,439	4,854,608	52,350
US Treasury Bill 3.875% due 02/15/2013	485,799	595,288	4,961,700	53,504
US Treasury Bill 4.000% due 02/15/2015	484,406	593,581	4,947,469	53,351

	$2,887,348	$3,538,095	$29,489,868	$318,004

The Frontier Fund

Condensed Schedule of Investments

December 31, 2007

	Balanced Series		Currency Series		Campbell/Graham Series		Long/Short Commodity Series			Long Only Commodity Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value		% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS
Various base metals futures contracts (U.S.)	$(1,365,548)	-0.53%	$—	0.00%	$(46,995)	-0.08%	$78,655		0.23%	$—	0.00%
Various currency futures contracts (U.S.)	(23,181)	-0.01%	—	0.00%	5,213	0.01%	(29,520)		-0.08%	—	0.00%
Various currency futures contracts (Canada)	16,808	0.01%		0.00%	—	0.00%	—		0.00%		0.00%
Various currency futures contracts (Europe)	87,760	0.03%	—	0.00%	(8,656)	-0.01%	—		0.00%	—	0.00%
Various currency futures contracts (Far East)	24,523	0.01%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various energy futures contracts (U.S.)	1,056,350	0.41%	—	0.00%	23,239	0.04%	2,390,287		6.88%	—	0.00%
Various interest rates futures contracts (U.S.)	19,323	0.01%	—	0.00%	1,922	0.00%	52,718		0.15%	—	0.00%
Various interest rates futures contracts (Canada)	(8,845)	0.00%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various interest rates futures contracts (Europe)	123,859	0.05%	—	0.00%	4,554	0.01%	—		0.00%	—	0.00%
Various interest rates futures contracts (Far East)	13,569	0.01%	—	0.00%	39,259	0.06%	—		0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	610,450	0.24%	—	0.00%	440	0.00%	68,860		0.20%	—	0.00%
Various soft futures contracts (U.S.)	2,125,453	0.83%	—	0.00%	(1,859)	0.00%	2,321,450		6.68%	—	0.00%
Various soft futures contracts (Europe)	(2,648)	0.00%	—	0.00%	(3,802)	-0.01%	—		0.00%	—	0.00%
Various soft futures contracts (Canada)	2,547	0.00%	—	0.00%		0.00%	—		0.00%		0.00%
Various stock index futures contracts (U.S.)	35,587	0.01%	—	0.00%	(2,020)	0.00%	(61,188)		-0.18%	—	0.00%
Various stock index futures contracts (Canada)	105,241	0.04%	—	0.00%		0.00%	—		0.00%	—	0.00%
Various stock index futures contracts (Europe)	627,236	0.24%	—	0.00%	(6,130)	-0.01%	—		0.00%	—	0.00%
Various stock index futures contracts (Far East)	808	0.00%	—	0.00%	(988)	0.00%	—		0.00%	—	0.00%

Total Long Futures Contracts	3,449,292	1.35%	—	0.00%	4,177	0.01%	4,821,262		13.88%	—	0.00%

LONG CURRENCY FORWARDS	(2,100,578)	-0.82%	120	0.00%	107,869	0.18%	—		0.00%	—	0.00%

LONG SWAPS / OPTIONS	47,241,455	18.34%	822,068	7.76%	—	0.00%	—		0.00%	768,028	15.27%

SHORT FUTURES CONTRACTS
Various base metals futures contracts (U.S.)	761,622	0.30%	—	0.00%	95,072	0.15%	(2,648,030)		-7.62%	—	0.00%
Various currency futures contracts (U.S.)	(1,054,649)	-0.41%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various currency futures contracts (Europe)	50,981	0.02%	—	0.00%	(3,312)	-0.01%	—		0.00%	—	0.00%
Various currency futures contracts (Far East)	(12,008)	0.00%	—	0.00%	—	0.00%	—		0.00%		0.00%
Various energy futures contracts (U.S.)	(373,088)	-0.14%		0.00%	(28,300)	-0.05%	(7,884,832)		-22.69%	—	0.00%
Various interest rates futures contracts (U.S.)	(2,109)	0.00%	—	0.00%	(6,547)	-0.01%	4,219		0.01%	—	0.00%
Various interest rates futures contracts (Canada)	(35,042)	-0.01%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various interest rates futures contracts (Europe)	395,456	0.15%	—	0.00%	(9,568)	-0.02%	—		0.00%	—	0.00%
Various interest rates futures contracts (Far East)	110,505	0.04%	—	0.00%	(1,029)	0.00%	—		0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various soft futures contracts (U.S.)	(406,176)	-0.16%	—	0.00%	—	0.00%	(5,344,761)		-15.38%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(774,960)	-0.30%	—	0.00%	7,815	0.01%	(99,125)		-0.29%	—	0.00%
Various stock index futures contracts (Europe)	(3,046)	0.00%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various stock index futures contracts (Far East)	40,782	0.02%	—	0.00%	—	0.00%	—		0.00%	—	0.00%

Total Short Futures Contracts	(1,301,732)	-0.49%	—	0.00%	54,131	0.07%	(15,972,529)		-45.97%	0	0.00%

SHORT CURRENCY FORWARDS	(45,041)	-0.02%	34,583	0.33%	(262,832)	-0.43%	—		0.00%	—	0.00%

Total Open Trade Equity	$47,243,396 (1)	18.38%	$856,771	8.09%	$(96,655)	-0.17%	$(11,151,267	) (1)	-32.09%	768,028	15.27%

(1)	The Long/Short Commodity Series consolidates the assets of Frontier Trading Company VII which includes the open trade equity of two traders whose trading results are primarily allocated to the Balanced Series.

The combined open trade deficit of these two traders is ($11,521,659).

This deficit is reflected as a component of Investment in unconsolidated trading companies for the Balanced Series.

The Frontier Fund

Statements of Operations

For the Three Months Ended September 30, 2008 and 2007

	Balanced Series (Unaudited)		Winton Series (Unaudited)		Campbell/Graham/Tiverton Series (1) (Unaudited)
	9/30/2008	9/30/2007	9/30/2008	9/30/2007	9/30/2008	9/30/2007
Investment Income:
Interest - net	$196,535	$1,821,062	$54,392	$203,189	$50,305	$401,396

Total Income	196,535	1,821,062	54,392	203,189	50,305	401,396

Expenses:
Incentive Fees	1,136,659	2,397,504	68,029	234,690	121,505	(16,407)
Management Fees	320,409	429,968	309,407	146,893	516,447	327,658
Service Fees - Class 1	1,664,320	1,705,256	459,437	149,249	448,880	403,432
Trading Fees	469,193	409,768	77,496	36,723	104,899	87,394

Total Expenses	3,590,581	4,942,496	914,369	567,555	1,191,731	802,077

Investment gain/(loss) - net	(3,394,046)	(3,121,434)	(859,977)	(364,366)	(1,141,426)	(400,681)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	(5,135,240)	(30,785,165)	(4,411,169)	—	(29,190,201)	(396,977)
Net realized gain/(loss) on swap contracts	—	1,703,250	—	—	—	—
Net change in open trade equity	3,400,142	9,893,197	(5,110,363)	—	27,382,678	239,633
Net unrealized gain/(loss) on swap contracts	1,096,125	(5,064,927)	—	—	—	—
Net unrealized gain/(loss) on treasuries	1,697,797	—	459,506	—	419,574	—
Trading commissions	(201,029)	(905,573)	(38,011)	—	(33,578)	(6,199)
Net change in inter-series receivables	(1,256,626)	266,456	—	—	—	—
Equity in earnings/(loss) from trading companies	(1,501,740)	(2,274,150)	—	1,549,237	87,138	(6,354,997)

Net gain/(loss) on investments	(1,900,571)	(27,166,912)	(9,100,037)	1,549,237	(1,334,389)	(6,518,540)

Minority interests	38,902	4,830,823	4,169,514	—	573,067	163,543

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(5,255,715)	$(25,457,523)	$(5,790,500)	$1,184,871	$(1,902,748)	$(6,755,678)

NET INCOME/(LOSS) PER UNIT
Class 1	$(2.43)	$(9.25)	$(9.90)	$3.25	$(2.91)	$(11.15)
Class 1a	$(2.21)	$(8.42)	N/A	N/A	N/A	N/A
Class 2	$(1.77)	$(9.25)	$(9.52)	$4.18	$(2.39)	$(11.22)
Class 2a	$(1.54)	$(8.01)	N/A	N/A	N/A	N/A

(1)	The Campbell/Graham Series was renamed the Campbell/Graham/Tiverton Series on May 27, 2008

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended September 30, 2008 and 2007

	Currency Series (Unaudited)		Winton/Graham Series (1) (Unaudited)		Long Only Commodity Series (Unaudited)
	9/30/2008	9/30/2007	9/30/2008	9/30/2007	9/30/2008	9/30/2007
Investment Income:
Interest - net	$15,163	$116,447	$20,175	$46,816	$31,699	$92,262

Total Income	15,163	116,447	20,175	46,816	31,699	92,262

Expenses:
Incentive Fees	—	—	(4,296)	4,086	—	—
Management Fees	41,643	26,435	169,037	32,102	21,859	32,180
Service Fees - Class 1	94,503	69,213	153,363	40,108	31,286	21,674
Trading Fees	35,478	23,108	33,823	9,267	8,742	12,759

Total Expenses	171,624	118,756	351,927	85,563	61,887	66,613

Investment gain/(loss) - net	(156,461)	(2,309)	(331,752)	(38,747)	(30,188)	25,649

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	66,774	51,745	—	—	—	—
Net realized gain/(loss) on swap contracts	142,148	(322,797)	—	—	(2,035,103)	593,361
Net change in open trade equity	(63,121)	13,828	—	—	—	—
Net unrealized gain/(loss) on swap contracts	(2,686,817)	—	—	—	—	—
Net unrealized gain/(loss) on treasuries	188,362	—	179,143	—	48,689	—
Net change in inter-series payables	1,256,626	87,947	—	—	—	(354,403)
Equity in earnings/(loss) from trading companies	—	—	(1,635,848)	(163,543)	—	—

Net gain/(loss) on investments	(1,096,028)	(169,277)	(1,456,705)	(163,543)	(1,986,414)	238,958

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(1,252,489)	$(171,586)	$(1,788,457)	$(202,290)	$(2,016,602)	$264,607

NET INCOME/(LOSS) PER UNIT
Class 1	$(8.21)	$(1.81)	$(7.58)	$(2.87)	$(35.13)	$5.70
Class 2	$(8.37)	$(1.13)	$(7.57)	$(2.34)	$(36.25)	$6.38

(1)	The Graham Series was renamed the Winton/Graham Series on May 27, 2008

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended September 30, 2008 and 2007

	Long/Short Commodity Series (Unaudited)		Managed Futures Index Series (Unaudited)
	9/30/2008	9/30/2007	9/30/2008	9/30/2007
Investment Income:
Interest - net	$262,117	$294,472	$8,831	$4,875

Total Income	262,117	294,472	8,831	4,875

Expenses:
Incentive Fees	215,120	331,234	—	—
Management Fees	522,660	269,265	9,295	3,514
Service Fees - Class 1	383,515	221,818	7,293	3,027
Trading Fees	74,726	38,190	2,323	878

Total Expenses	1,196,021	860,507	18,911	7,419

Investment gain/(loss) - net	(933,904)	(566,035)	(10,080)	(2,544)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	2,449,546	7,037,669	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—
Net change in open trade equity	(4,358,191)	(8,298,694)	—	—
Net unrealized gain/(loss) on treasuries	403,667	—	12,510	—
Trading commissions	(306,310)	(399,666)	—	—
Net change in inter-series payables	—	—	—	—
Equity in earnings/(loss) from trading companies	—	—	(126,040)	968

Net gain/(loss) on investments	(1,811,288)	(1,660,691)	(113,530)	968

Minority interests	(1,604,993)	2,274,150	—	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(4,350,185)	$47,424	$(123,610)	$(1,576)

NET INCOME/(LOSS) PER UNIT
Class 1	$(8.17)	$(0.01)	$(7.36)	$(0.54)
Class 2	$(7.91)	$0.77	$(7.25)	$(0.05)

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Nine Months Ended September 30, 2008 and 2007

	Balanced Series (Unaudited)		Winton Series (Unaudited)		Campbell/Graham/Tiverton Series (1) (Unaudited)
	9/30/2008	9/30/2007	9/30/2008	9/30/2007	9/30/2008	9/30/2007
Investment Income:
Interest - net	$1,030,977	$5,336,620	$240,620	$348,832	$236,839	$1,257,035

Total Income	1,030,977	5,336,620	240,620	348,832	236,839	1,257,035

Expenses:
Incentive Fees	8,755,231	7,137,289	1,835,567	463,646	1,157,276	1,002,342
Management Fees	1,094,981	1,079,628	813,951	246,328	1,301,201	990,863
Service Fees - Class 1	4,768,834	5,223,678	1,231,078	247,607	1,297,045	1,159,006
Trading Fees	1,455,128	1,097,509	203,317	61,540	298,574	271,383

Total Expenses	16,074,174	14,538,104	4,083,913	1,019,121	4,054,096	3,423,594

Investment gain/(loss) - net	(15,043,197)	(9,201,484)	(3,843,293)	(670,289)	(3,817,257)	(2,166,559)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	18,096,994	(3,420,263)	(2,007,569)	—	(21,610,207)	1,095,986
Net realized gain/(loss) on swap contracts	(1,429,946)	1,674,698	—	—	—	—
Net change in open trade equity	18,541,312	6,441,628	(2,370,507)	—	28,274,595	(2,880)
Net unrealized gain/(loss) on swap contracts	11,895,301	(4,574,679)	—	—	—	—
Net unrealized gain/(loss) on treasuries	575,879	—	74,383	—	129,849	—
Trading commissions	(1,111,955)	(2,046,152)	(83,458)	—	(111,822)	(33,119)
Net change in inter-series receivables	(1,039,282)	722,948	—	—	—	—
Net change in inter-series payables	—	—	—	—	—	325,800
Equity in earnings/(loss) from trading companies	8,044,771	(4,091,779)	6,927,252	2,960,151	2,739,024	201,799

Net gain/(loss) on investments	53,573,074	(5,293,599)	2,540,101	2,960,151	9,421,439	1,587,586

Minority interests	(9,664,065)	(3,204,346)	2,339,606	—	(1,820,727)	(1,059,987)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$28,865,812	$(17,699,429)	$1,036,414	$2,289,862	$3,783,455	$(1,638,960)

NET INCOME/(LOSS) PER UNIT
Class 1	$11.58	$(6.76)	$3.95	$3.98	$5.56	$(3.33)
Class 1a	$10.28	$(6.38)	N/A	N/A	N/A	N/A
Class 2	$15.66	$(4.82)	$6.91	$6.54	$8.48	$(1.30)
Class 2a	$13.20	$(4.51)	N/A	N/A	N/A	N/A

(1)	The Campbell/Graham Series was renamed the Campbell/Graham/Tiverton Series on May 27, 2008

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Nine Months Ended September 30, 2008 and 2007

	Currency Series (Unaudited)		Winton/Graham Series (Unaudited)		Long Only Commodity Series (Unaudited)
	9/30/2008	9/30/2007	9/30/2008	9/30/2007	9/30/2008	9/30/2007
Investment Income:
Interest - net	$68,817	$350,284	$47,920	$161,970	$91,076	$470,960

Total Income	68,817	350,284	47,920	161,970	91,076	470,960

Expenses:
Incentive Fees	—	—	465,834	148,323	—	—
Management Fees	124,129	80,024	294,043	169,876	61,241	155,230
Service Fees - Class 1	259,902	179,616	283,959	118,797	88,818	65,207
Trading Fees	87,451	71,186	58,787	33,637	24,493	62,047

Total Expenses	471,482	330,826	1,102,623	470,633	174,552	282,484

Investment gain/(loss) - net	(402,665)	19,458	(1,054,703)	(308,663)	(83,476)	188,476

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	88,091	(14,638)	—	—	—	—
Net realized gain/(loss) on swap contracts	1,047,794	463,255	—	—	(364,033)	1,366,291
Net change in open trade equity	(70,306)	(18,139)	—	—	—	—
Net unrealized gain/(loss) on swap contracts	(2,686,817)	—	—	—	—	—
Net unrealized gain/(loss) on treasuries	100,440	—	153,000	—	21,612	—
Net change in inter-series payables	1,039,282	(279,447)	—	(76,140)	—	(1,184,019)
Equity in earnings/(loss) from trading companies	—	—	953,158	1,059,987	—	—

Net gain/(loss) on investments	(481,516)	151,031	1,106,158	983,847	(342,421)	182,272

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(884,181)	$170,489	$51,455	$675,184	$(425,897)	$370,748

NET INCOME/(LOSS) PER UNIT
Class 1	$(4.95)	$2.32	$9.26	$7.88	$(2.45)	$7.53
Class 2	$(3.06)	$4.99	$12.78	$10.64	$(0.83)	$9.24

(1)	The Graham Series was renamed the Winton/Graham Series on May 27, 2008

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Nine Months Ended September 30, 2008 and 2007

	Long/Short Commodity Series (Unaudited)		Managed Futures Index Series (Unaudited)
	9/30/2008	9/30/2007	9/30/2008	9/30/2007
Investment Income:
Interest - net	$681,270	$776,033	$20,959	$157,607

Total Income	681,270	776,033	20,959	157,607

Expenses:
Incentive Fees	1,458,260	533,245	—	—
Management Fees	1,155,599	719,847	21,635	82,881
Service Fees - Class 1	963,659	565,085	16,797	8,536
Trading Fees	164,841	96,385	5,406	20,581

Total Expenses	3,742,359	1,914,562	43,838	111,998

Investment gain/(loss) - net	(3,061,089)	(1,138,529)	(22,879)	45,609

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	(8,102,626)	8,825,546	—	(353,098)
Net change in open trade equity	21,219,824	(11,157,336)	—	(224,977)
Net unrealized gain/(loss) on treasuries	187,885	—	5,153	—
Trading commissions	(773,889)	(723,446)	—	(22,129)
Net change in inter-series payables	—	—	—	490,858
Equity in earnings/(loss) from trading companies	—	—	(2,211)	74,341

Net gain/(loss) on investments	12,531,194	(3,055,236)	2,942	(35,005)

Minority interests	(9,516,808)	4,091,779	—	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(46,703)	$(101,986)	$(19,937)	$10,604

NET INCOME/(LOSS) PER UNIT
Class 1	$2.92	$(0.45)	$2.17	$0.10
Class 2	$5.59	$1.86	$3.79	$1.60

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2008 (Unaudited)

	Balanced Series
	Class 1		Class 1a		Class 2		Class 2a
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2008	$—	$204,740,748	$182	$5,638,318	$2,840,146	$43,113,896	$78,645	$1,172,911

Sale of Units	—	29,380,651	—	839,065	—	7,116,211	—	575,073
Redemption of Units	—	(37,572,590)	—	(755,956)	—	(7,149,357)	—	(130,400)
Net increase in Owners’ Capital resulting from operations	—	21,773,649	20	621,210	397,224	5,914,062	10,876	148,771

Owners’ Capital, September 30, 2008	$—	$218,322,458	$202	$6,342,637	$3,237,370	$48,994,812	$89,521	$1,766,355

Owners’ Capital - Units, January 1, 2008	—	2,018,003	2	62,030	25,359	384,952	824	12,286

Sale of Units	—	263,584	—	8,479	—	56,818	—	5,280
Redemption of Units	—	(350,205)	—	(7,820)	—	(57,985)	—	(1,312)

Owners’ Capital - Units, September 30, 2008	—	1,931,382	2	62,689	25,359	383,785	824	16,254

Net asset value per unit at January 1, 2008		$101.46		$90.90		$112.00		$95.47
Change in net asset value per unit for three months ended March 31, 2008		6.51		5.78		8.08		6.83

Net asset value per unit at March 31, 2008		$107.97		$96.68		$120.08		$102.30
Change in net asset value per unit for three months ended June 30, 2008		7.50		6.71		9.35		7.91

Net asset value per unit at June 30, 2008		$115.47		$103.39		$129.43		$110.21
Change in net asset value per unit for three months ended September 30, 2008		(2.43)		(2.21)		(1.77)		(1.54)

Net asset value per unit at September 30, 2008		$113.04		$101.18		$127.66		$108.67

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2008 (Unaudited)

	Winton Series				Campbell/Graham/Tiverton Series (1)
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2008	$1,138	$35,663,122	$235,392	$10,139,509	$—	$55,530,902	$244,457	$5,575,545

Sale of Units	—	25,371,264	—	—	—	9,952,791	—	1,207,453
Redemption of Units	—	(3,262,611)	—	(276,678)	—	(9,401,137)	—	(1,188,714)
Net increase in Owners’ Capital resulting from operations	40	423,994	13,709	598,671	—	3,304,389	20,694	458,372

Owners’ Capital, September 30, 2008	$1,178	$58,195,769	$249,101	$10,461,502	$—	$59,386,945	$265,151	$6,052,656

Owners’ Capital - Units, January 1, 2008	10	313,300	1,985	85,488	—	604,239	2,439	55,646

Sale of Units	—	207,522	—	—	—	103,402	—	11,295
Redemption of Units	—	(26,702)	—	(2,140)	—	(98,291)	—	(11,248)

Owners’ Capital - Units, September 30, 2008	10	494,120	1,985	83,348	—	609,350	2,439	55,693

Net asset value per unit at January 1, 2008		$113.83		$118.61		$91.90		$100.20
Change in net asset value per unit for three months ended March 31, 2008		10.77		12.19		4.74		5.94

Net asset value per unit at March 31, 2008		$124.60		$130.80		$96.64		$106.14
Change in net asset value per unit for three months ended June 30, 2008		3.08		4.24		3.73		4.93

Net asset value per unit at June 30, 2008		$127.68		$135.04		$100.37		$111.07
Change in net asset value per unit for three months ended September 30, 2008		(9.90)		(9.52)		(2.91)		(2.39)

Net asset value per unit at September 30, 2008		$117.78		$125.52		$97.46		$108.68

(1)	The Campbell/Graham Series was renamed the Campbell/Graham/Tiverton Series on May 27, 2008

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2008 (Unaudited)

	Currency Series				Winton/Graham Series (1)
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2008	$—	$9,791,812	$513,938	$286,256	$—	$6,060,207	$44,700	$1,764,076

Sale of Units	—	4,127,682	—	2,149,750	—	18,543,048	—	9,144,068
Redemption of Units	—	(1,256,918)	(217,000)	(44,786)	—	(909,697)	—	(45,673)
Net increase in Owners’ Capital resulting from operations	—	(696,447)	(14,157)	(173,577)	—	71,686	5,475	(25,706)

Owners’ Capital, September 30, 2008	$—	$11,966,129	$282,781	$2,217,643	$—	$23,765,244	$50,175	$10,836,765

Owner’s Capital - Units, January 1, 2008	—	97,273	4,630	2,579	—	63,767	428	16,903

Sale of Units	—	40,022	—	18,352	—	172,721	—	76,000
Redemption of Units	—	(12,268)	(2,010)	(386)	—	(8,631)	—	(398)

Owners’ Capital - Units, September 30, 2008	—	125,027	2,620	20,545	—	227,857	428	92,505

Net asset value per unit at January 1, 2008		$100.66		$111.00		$95.04		$104.37
Change in net asset value per unit for three months ended March 31, 2008		5.84		7.32		10.83		12.77

Net asset value per unit at March 31, 2008		$106.50		$118.32		$105.87		$117.14
Change in net asset value per unit for three months ended June 30, 2008		(2.58)		(2.01)		6.01		7.58

Net asset value per unit at June 30, 2008		$103.92		$116.31		$111.88		$124.72
Change in net asset value per unit for three months ended September 30, 2008		(8.21)		(8.37)		(7.58)		(7.57)

Net asset value per unit at September 30, 2008		$95.71		$107.94		$104.30		$117.15

(1)	The Graham Series was renamed the Winton/Graham Series on May 27, 2008

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2008 (Unaudited)

	Long Only Commodity Series				Long/Short Commodity Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2008	$—	$4,730,889	$170,094	$129,085	$—	$31,092,746	$374,050	$3,284,840

Sale of Units	—	1,931,482	—	901,500	—	24,853,677	217,000	6,856,727
Redemption of Units	—	(851,824)	—	(24,534)	—	(4,356,405)	—	(240,913)
Net increase in Owners’ Capital resulting from operations	—	(250,687)	(1,215)	(173,995)	—	(671)	19,512	(65,544)

Owners’ Capital, September 30, 2008	$—	$5,559,860	$168,879	$832,056	$—	$51,589,347	$610,562	$9,835,110

Owners’ Capital - Units, January 1, 2008	—	42,701	1,479	1,122	—	306,425	3,490	30,646

Sale of Units	—	15,257	—	6,347	—	228,125	1,924	58,631
Redemption of Units	—	(6,640)	—	(184)	—	(40,340)	—	(2,069)

Owners’ Capital - Units, September 30, 2008	—	51,318	1,479	7,285	—	494,210	5,414	87,208

Net asset value per unit at January 1, 2008		$110.79		$115.04		$101.47		$107.19
Change in net asset value per unit for three months ended March 31, 2008		11.49		12.56		7.78		9.08

Net asset value per unit at March 31, 2008		$122.28		$127.60		$109.25		$116.27
Change in net asset value per unit for three months ended June 30, 2008		$21.19		$22.86		$3.31		$4.42

Net asset value per unit at June 30, 2008		$143.47		$150.46		$112.56		$120.69
Change in net asset value per unit for three months ended September 30, 2008		$(35.13)		$(36.25)		$(8.17)		$(7.91)

Net asset value per unit at September 30, 2008		$108.34		$114.21		$104.39		$112.78

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2008 (Unaudited)

	Managed Futures Index Series
	Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2008	$—	$621,740	$294,572	$41,137

Sale of Units	—	1,280,605	—	435,930
Redemption of Units	—	(350,116)	—	(15,877)
Net increase in Owners’ Capital resulting from operations	—	(17,981)	10,680	(12,636)

Owners’ Capital, September 30, 2008	$—	$1,534,248	$305,252	$448,554

Owners’ Capital - Units, January 1, 2008	—	6,181	2,821	394

Sale of Units	—	11,956	—	3,885
Redemption of Units	—	(3,207)	—	(134)

Owners’ Capital - Units, September 30, 2008	—	14,930	2,821	4,145

Net asset value per unit at January 1, 2008		$100.59		$104.42
Change in net asset value per unit for three months ended March 31, 2008		10.55		11.53

Net asset value per unit at March 31, 2008		$111.14		$115.95
Change in net asset value per unit for three months ended June 30, 2007		(1.02)		(0.49)

Net asset value per unit at June 30, 2008		$110.12		$115.46
Change in net asset value per unit for three months ended September 30, 2008		(7.36)		(7.25)

Net asset value per unit at September 30, 2008		$102.76		$108.21

The accompanying notes are an integral part of these statements.

The Frontier Fund

Notes to Financial Statements

As of September 30, 2008 (Unaudited)

1. Organization

The Frontier Fund, which is referred to in this report as the Trust, was formed on August 8, 2003, as a Delaware Statutory Trust. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series (“Series,” or each, a “Series”) of units of beneficial interest (the “Units”) in segregated pools of assets of the Trust, pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are segregated from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended. It is managed by its managing owner, Equinox Fund Management, LLC, a Delaware limited liability company formed in June 2003 (the “Managing Owner”).

Purchasers of Units are limited owners of the Trust (“Limited Owners”). The Trust Act provides that, except as otherwise provided in the amended and restated declaration of trust and trust agreement of the Trust dated as of August 8, 2003, by and among the Managing Owner, Wilmington Trust Company as trustee and the unitholders from time to time (the “Trust Agreement”), unitholders in a Delaware statutory trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited Owners do not have any such liability.

As of September 30, 2008, the Trust had eight separate Series of Units issued and outstanding: the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series (formerly the Campbell/Graham Series), Currency Series, Winton/Graham Series (formerly the Graham Series), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series. The Units of each Series are separated into two classes of Units, except the Balanced Series which has four classes of Units. Previously, the Trust had offered an additional Series of Units called the Dunn Series, but such Series of Units is no longer being offered by the Trust.

The Trust, with respect to each Series:

•

engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments, including swap contracts (“Swaps”) and may, from time to time, engage in cash and spot transactions;

•

allocates funds to a subsidiary limited liability company or companies (each a “Trading Company”). Each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s) (“Trading Advisors,” or each, a “Trading Advisor”) that will manage all or a portion of such Trading Company’s assets, make the trading decisions for the assets of each Series vested in such Trading Company, segregate its assets from any other Trading Company and maintain separate, distinct records for each Series, and account for its assets separately from the other Series and the other Trust assets;

•	calculates the net assets, or the Net Asset Value, of the Units in such Series separately from the other Series;

•

has an investment objective of increasing the value of the Units over the long term (capital appreciation), while controlling risk and volatility, and offering exposure to the investment programs of individual Trading Advisors and to specific commodities (e.g. currencies); and

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

As of September 30, 2008, the total Units outstanding of each Series of the Trust was 2,420,295 with respect to the Balanced Series, 579,463 with respect to the Winton Series, 667,482 with respect to the Campbell/Graham/Tiverton Series, 148,192 with respect to the Currency Series, 320,790 with respect to the Winton/Graham Series, 60,082 with respect to the Long Only Commodity Series, 586,832 with respect to the Long/Short Commodity Series and 21,896 with respect to the Managed Futures Index Series.

As of September 30, 2008, the Trust, with respect to the Winton/Graham Series, Winton Series, Campbell/Graham/Tiverton Series, Currency Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series offered Units in two separate Classes – Class 1 and Class 2. The Trust, with respect to the Balanced Series, offered Units in four separate Classes – Class 1, Class 2, Class 1a and Class 2a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management.

As of September 30, 2008, each of the Winton Series, Long Only Commodity Series and Managed Futures Index Series has invested a portion of its assets in a single Trading Company and a single Trading Advisor manages 100% of the assets invested in each such Trading Company except the Trading Company for the Long Only commodity Series, which allocates assets only to Swaps. The Currency Series invests a portion of its assets in a single Trading Company, which allocates assets to one Trading Advisor and one Swap. Each of the Balanced Series, Campbell/Graham/Tiverton Series, Winton/Graham Series and Long/Short Commodity Series has invested a portion of its assets in multiple Trading Companies and has multiple Trading Advisors that manage the assets invested in such Trading Companies. Trading Advisors are responsible for the trading decisions of the respective Trading Companies for which they trade.

The Balanced Series, in order to make investments in the Campbell/Graham/Tiverton Series, Currency Series, Winton/Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series may advance funds to such Series, for the purpose of investing in the respective Trading Company or Trading Companies for such Series on behalf of the Balanced Series.

The Trading Advisors were selected based upon the Managing Owner’s evaluation of each Trading Advisor’s past performance, trading portfolios and strategies, as well as how each Trading Advisor’s performance, portfolio and strategies complement and differ from those of the other Trading Advisors. As of September 30, 2008, none of the Trading Advisors or any of their principals had any beneficial interest in the Trust, but they are all free to acquire such beneficial interest.

The Managing Owner became registered with the CFTC as a commodity pool operator (“CPO”), as of August 6, 2003, and has been a member of the National Futures Association (the “NFA”) in such capacity since that date. The Managing Owner’s main business office is located at 1660 Lincoln Street, Suite 100, Denver, Colorado 80264, telephone (303) 837-0600. A description of the Managing Owner’s responsibilities to the Trust is contained in a Prospectus dated May 27, 2008, which was filed by the Trust on May 30, 2008 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-140240), and is referred to herein as the “Prospectus,” under the section captioned “Duties of the Managing Owner,” and such description is incorporated herein by reference from the Prospectus.

2. Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Managing Owner to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Trust’s financial statements. The Trust’s critical accounting policies and related estimates and judgments underlying the financial statements are identified below.

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

The Trust records all investments at fair value in its financial statements, with changes in fair value reported as a component of either realized and unrealized gain/(loss) on investments or realized and unrealized gain/(loss) on swap contracts in the Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

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

Consolidation

The Series, through investing in Trading Companies, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in securities and derivative instruments for the accounts of the respective Series, and have no operating income or expenses, except for trading income and expenses, all of which are allocated to the Series. All capital of the Trading Companies is provided by the Series and there are no other investors in the Trading Companies. Trading Companies in which a Series has a controlling or majority equity interest are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method and are carried in the Statement of Financial Condition of such Series at fair value based on the interest of each Series in such Trading Company. Fair value represents funds invested by the Series and accumulated profit or loss associated with the Series investment in the Trading Company(s).

The consolidated financial statements of the Balanced Series include the assets, liabilities and earnings of its wholly owned and majority-owned Trading Companies, Frontier Trading Company I LLC, Frontier Trading Company VI LLC and Frontier Trading Company IX LLC.

The consolidated financial statements of the Winton Series include the assets, liabilities and earnings of its majority-owned Trading Company, Frontier Trading Company II LLC.

The consolidated financial statements of the Currency Series include the assets, liabilities and earnings of its wholly-owned Trading Company, Frontier Trading Company III LLC.

The consolidated financial statements of the Campbell/Graham/Tiverton Series include the assets, liabilities and earnings of its majority-owned Trading Company, Frontier Trading Company V LLC.

The consolidated financial statements of the Long/Short Commodity Series include the assets, liabilities and earnings of its majority-owned Trading Company, Frontier Trading Company VII LLC.

The consolidated financial statements of the Long Only Commodity Series include the assets, liabilities and earnings of its wholly-owned Trading Company, Frontier Trading Company VIII LLC.

Investments and Swaps

Transactions are recorded on a trade date basis and all investments are recorded at fair value in the financial statements, with changes in fair value reported as a component of realized and unrealized gain/(loss) on investments in the Statements of Operations. Generally, fair values will be based on quoted market prices; however, in certain circumstances, significant judgments and estimates may be required in determining fair value in the absence of an active market closing price. At September 30, 2008 all investments in futures and forward contracts were based on quoted market prices. The valuation of investments in Swaps involves estimates. See Note 3.

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

The Balanced Series, in order to make investments from time to time in the Campbell/Graham/Tiverton Series, Currency Series, Winton/Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, advances funds to such Series for the purpose of investing in the respective Trading Company or Trading Companies for such Series on behalf of the Balanced Series. The amount of the funds advanced by the Balanced Series to each of such investee Series participates on a pari passu basis with the Class 2 Units of such investee Series. The Balanced Series reflects the change in value of these investments as “Net change in inter-series receivables” in the Statement of Operations. The Balanced Series is subject to allocations of income and fees on the same basis as the Limited Owners of such Series. To avoid duplication of fees, fees are not charged by the Balanced Series on the capital allocated to investments in affiliated Series, and the Managing Owner monitors such allocations so that aggregate fees of the investee Series on the Balanced Series investments do not exceed the allowable fees of the Balanced Series as provided in the Prospectus.

Swaps are marked to market daily primarily using quotations from counterparties. The value of the contracts is separately disclosed in the Statements of Financial Condition. The unrealized appreciation (depreciation) related to the change in valuation of the notional amount of the Swap is combined with the amount due to (owed by) the Series at termination or settlement. The net change in this amount during the period is included on the Statements of Operations. The Series also records any periodic payments received from (paid to) the counterparty, including at termination, under such contracts as realized gain/(loss) on the Statement of Operations.

Interest Income

Interest income from all sources, including assets held at clearing brokers and cash and cash equivalents held at banks, is aggregated and allocated across all Series in proportion to their daily Net Asset Value.

Allocation of Trading Profits or Losses

Each Series of the Trust offers two classes of Units – Class 1 and Class 2 (except for the Balanced Series, which has four classes of Units – Class 1, Class 1a, Class 2 and Class 2a). All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that Class 1 and Class 1a Units of each Series, as applicable, bear certain expenses related to the servicing of such Units. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading profits and losses of each Series are allocated daily to Class 1, Class 1a, Class 2 and Class 2a Units, as applicable, based on each Classes’ relative owners’ capital balances.

Each Series allocates funds to a subsidiary Trading Company, or Trading Companies, of the Trust. Each Trading Company allocates all of its daily trading profits or losses to the Series in proportion to each Series’ funds allocated to the Trading Company, adjusted on a daily basis. As of September 30, 2008, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to the Series’ respective funds allocated to the Trading Companies.

Unrealized Gains/Losses on U.S. Government Securities

Unrealized gains/losses on the daily mark-to-market of U.S. Government securities are aggregated and allocated across all Series in proportion to their daily Net Asset Value.

Income Taxes

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The adoption of FIN 48 was effective for the Trust on January 1, 2007, and did not impact the Trust’s financial position or results of operations.

In the opinion of the Managing Owner, (i) the Trust is treated as a partnership for Federal income tax purposes and, assuming that at least 90% of the gross income of the Trust constitutes “qualifying income” within the meaning of Section 7704(d) of the Code, the Trust is not a publicly traded partnership treated as a corporation, and (ii) the discussion set forth in the Prospectus under the heading “Federal Income Tax Consequences” correctly summarizes the material Federal income tax consequences as of the date of the Prospectus to potential U.S. Limited Owners of the purchase, ownership and disposition of Units of the Trust.

Statement of Cash Flows

The Trust has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102, Statements of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements. This statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This statement was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 on January 1, 2008 did not have a material effect on the Trust’s financial statements. (See Note 3 – Fair Value Measurements).

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective for the Trust on January 1, 2008. The Trust’s adoption of SFAS 159 on January 1, 2008 did not have a material impact on the Trust’s Financial Statements.

In April 2007, the FASB issued Interpretation No. 39-1, Amendment of FASB Interpretation No. 39 (“FIN 39-1”). FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the Consolidated Statements of Financial Condition. In addition, FIN 39-1 permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007. The Trust’s adoption of FIN 39-1 on January 1, 2008 did not have a material impact on the Trust’s Financial Statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of desegregations that will be required in an entity’s financial statements. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Trust is currently evaluating the provisions of SFAS 161 and its potential effect on its Financial Statements.

Reclassification

Certain amounts in the financial statements have been reclassified to conform to the 2008 presentation.

3. Fair Value Measurements

Effective January 1, 2008, the Trust adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets. The Trust utilizes valuation techniques that are consistent with the market approach per the requirement of SFAS 157. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Trust applies the valuation techniques in a consistent manner for each asset. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the assets. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the financial asset based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the financial asset based on the best information available in the circumstances. In addition, the Trust monitors counterparty credit risk and incorporates any identified risk factors when assigning input levels to underlying financial assets or liabilities. In that regard SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical financial assets and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs

Unadjusted quoted prices in active markets for identical financial assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs

Inputs other than quoted prices included in Level 1 that are observable for the financial assets or liabilities, either directly or indirectly. These might include quoted prices for similar financial assets in active markets, quoted prices for identical or similar financial assets in markets that are not active, inputs other than quoted prices that are observable for the financial asset or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs

Unobservable inputs for determining the fair value of financial assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the financial asset.

The Trust uses the following methodologies to value instruments within its financial asset portfolio at fair value:

Trading Securities and Contracts. These instruments include U.S. Treasury Notes and Open Trade Equity Positions (Futures Contracts and Currency Forwards) that are actively traded on public markets with quoted pricing for corroboration. U.S. Treasury Notes, Futures Contracts, and Currency Forwards are reported at fair value using Level 1 inputs. Trading Securities and Contracts further include Open Trade Equity that are quoted prices for identical or similar assets that are not traded on active markets. Trading Options are reported at fair value using Level 2 inputs.

Swap Contracts. Certain Swap Contracts are reported utilizing Level 2 inputs. These Swap Contracts are reported at fair value based on daily reports from the swap counterparty that may be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Other Swap Contracts are reported utilizing Level 3 Inputs. These Swap Contracts are reported at fair value based upon returns/values that are provided on less than a daily frequency from the swap counterparty, require additional internal financial modeling to develop pricing, and these swaps may not be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency.

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Balanced Series
Open Trade Equity	$(2,944,844)	$5,110,229	$—	$2,165,385
Swap Contracts	—	—	42,433,239	42,433,239
U.S. Treasury Notes	117,878,356	—	—	117,878,356
Winton Series
Open Trade Equity	(842,632)	—	—	(842,632)
U.S. Treasury Notes	35,809,067	—	—	35,809,067
Campbell/Graham/Tiverton Series
Open Trade Equity	(1,860,557)	—	—	(1,860,557)
U.S. Treasury Notes	25,377,410	—	—	25,377,410
Currency Series
Open Trade Equity	(58,275)			(58,275)
Swap Contracts	—	—	9,313,183	9,313,183
U.S. Treasury Notes	10,199,154	—	—	10,199,154
Winton/Graham Series
U.S. Treasury Notes	2,870,647	—	—	2,870,647
Long Only Series
Swap Contracts	—	781,625	—	781,625
U.S. Treasury Notes	3,517,632	—	—	3,517,632
Long Short Series
Open Trade Equity	999,074	325,059	—	1,324,133
U.S. Treasury Notes	29,319,310	—	—	29,319,310
Managed Futures Index Series
U.S. Treasury Notes	316,164	—	—	316,164

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap Contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the consolidated statement of operations. During the nine months ended September 30, 2008 all identified Level 3 assets are components of both the Balanced Series and the Currency Series.

Swap Contracts	Balanced Series	Currency Series
Balance of recurring Level 3 assets as of January 1, 2008	$47,241,459	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	3,715,862	—
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of March 31, 2008	$50,957,321	$—

Total gains or losses (realized/unrealized):
Included in earnings-realized	(1,429,947)	—
Included in earnings-unrealized	7,083,314	—
Purchases, sales, issuances, and settlements, net	(15,273,574)	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of June 30, 2008	$41,337,114	$—

Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	1,096,125	(2,686,817)
Purchases, sales, issuances, and settlements, net	—	12,000,000
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of September 30, 2008	$42,433,239	$9,313,183

There are no assets recorded at fair value on a nonrecurring basis.

4. Swaps

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

Each Series’ investment in Swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. For the Balanced Series and Currency Series the Swaps serve to diversify the investment holdings of each Series and to provide access to programs and advisors that would not be otherwise available to the Series, and are not used for hedging purposes.

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of September 30, 2008, approximately 9.9% of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

The Balanced Series and Currency Series strategically invest assets in one or more Swaps linked to certain underlying investments or indices at the direction of the Managing Owner. The Trading Company in which the assets of these Series will be invested will not own any of the investments or indices referenced by any Swap entered into by these Series. In addition, neither the swap counterparty to the Trading Company of these Series nor any advisor referenced by any such Swap is a Trading Advisor to these Series.

The Long Only Commodity Series, through the Trading Company in which the assets of the Long Only Commodity Series have been allocated, have entered into various Swaps with one or more swap counterparties. The Swaps enable the Long Only Commodity Series to earn returns similar to returns (less the fees and expenses of the Long Only Commodities Series, including the expenses associated with the Swaps) of the Reuters/Jefferies CRB Index, or the RJ/CRB Index, and the Jefferies Commodity Performance Index, or the JCPI. Specifically, the Trading Company, which will hold the assets allocable to the Long Only Commodity Series, will enter into Swaps linked to the RJ/CRB Index and the JCPI at the direction of the Managing Owner.

The Trust has invested in the following Swaps as of September 30, 2008:

	Option Basket Balanced Series	Option Basket Currency Series	Reuters/Jefferies CRB Index	Jefferies Commodity Performance Index
Series:	Balanced	Currency	Long Only	Long Only
Counterparty	Company A	Company B	Company C	Company C
Notional Amount	$105,883,707	$27,313,183	$3,430,195	$3,430,195
Termination Date	November 6, 2012	July 26, 2013	February 27, 2009	February 27, 2009

Investee Returns	Total Return	Total Return	Total Return	Total Return
Realized Gain / (Loss)	$—	$—	$(187,711)	$(176,322)
Unrealized Gain / (Loss)	$10,103,844	$(2 ,686,817)	$—	$—
Fair Value 09/30/2008	$42,433,239	$9,313,183	$386,618	$395,007

5. Investments in Unconsolidated Trading Companies

The following table summarizes the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Winton/Graham Series and Managed Futures Index Series investments in unconsolidated Trading Companies as of September 30, 2008, and December 31, 2007. These investments represent cash and open trade equity invested in the Trading Companies by the Series and cumulative trading profits or losses allocated to the Series by the Trading Companies. Trading Companies allocate trading profits or losses on the basis of the proportion of each Series’ capital allocated for trading to each respective Trading Company, including both cash and notional funds, which bears no relationship to the amount of cash invested by the Series in the Trading Company.

	As of September 30, 2008		As of December 31, 2007
Trading Company	Percentage of Series Net Assets Invested in Trading Co.	Fair Value	Percentage of Series Net Assets Invested in Trading Co.	Fair Value
Balanced Series -
Frontier Trading Company II, LLC and Frontier Trading Company VII, LLC	7.42%	$20,674,965	1.65%	$4,238,348

Winton Series -
Frontier Trading Company II, LLC	—	$—	10.07%	$4,637,121

Campbell/Graham/Tiverton Series -
Frontier Trading Company I, LLC and Frontier Trading Company VI, LLC	5.62%	$3,691,370	29.92%	$18,353,523

Winton/Graham Series -
Frontier Trading Company II, LLC and Frontier Trading Company V, LLC	5.80%	$2,010,347	60.69%	$4,775,554

Managed Futures Index Series -
Frontier Trading Company IX, LLC	5.02%	$114,973	66.26%	$634,400

The following tables summarize the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Winton/Graham Series and Managed Futures Index Series equity in earnings from Trading Companies for the nine months ended September 30, 2008, and 2007.

	Nine Months Ended September 30, 2008				Nine Months Ended September 30, 2007
Trading Company	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)	Trading Commissions	Realized Loss	Change in Unrealized Gain (Loss)	Net Income (Loss)
Balanced Series -
Frontier Trading Company II, LLC	$(27,064)	$(426,033)	$(1,018,940)	$(1,472,037)	—	—	—	—

Balanced Series -
Frontier Trading Company VII, LLC	$(458,471)	$(1,676,142)	$11,651,421	$9,516,808	$(496,490)	$5,823,159	$(9,418,448)	$(4,091,779)

Total	$(485,535)	$(2,102,175)	$10,632,481	$8,044,771	$(496,490)	$5,823,159	$(9,418,448)	$(4,091,779)

Winton Series -
Frontier Trading Company II, LLC	$(38,401)	$6,765,536	$200,117	$6,927,252	$(61,707)	$1,691,719	$1,330,139	$2,960,151

Campbell/Graham/ Tiverton Series -
Frontier Trading Company I, LLC	$(15,017)	$1,323,763	$79,205	$1,387,951	—	—	—	—

Frontier Trading Company VI, LLC	$(25,348)	$596,068	$780,353	$1,351,073	$(167,556)	$2,994,110	$(2,624,755)	$201,799

Total	$(40,365)	$1,919,831	$859,558	$2,739,024	$(167,556)	$2,994,110	$(2,624,755)	$201,799

Winton/Graham Series -
Frontier Trading Company V, LLC	$(40,869)	$(11,090,962)	$12,084,989	$953,158	$(33,119)	$1,095,986	$(2,880)	$1,059,987

Managed Futures Index Series -
Frontier Trading Company IX, LLC	$(3,335)	$61,154	$(60,030)	$(2,211)	$(1,708)	$29,861	$46,188	$74,341

The following tables summarize the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Winton/Graham Series and Managed Futures Index Series equity in earnings from Trading Companies for the three months ended September 30, 2008, and 2007.

	Three Months Ended September 30, 2008				Three Months Ended September 30, 2007
Trading Company	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)	Trading Commissions	Realized Loss	Change in Unrealized Gain (Loss)	Net Income (Loss)
Balanced Series -
Frontier Trading Company II, LLC	$(11,241)	$(1,212,751)	$(1,882,741)	$(3,106,733)	—	—	—	—

Balanced Series -
Frontier Trading Company VII, LLC	$(173,863)	$3,001,894	$(1,223,038)	$1,604,993	$(288,279)	$4,871,022	$(6,856,893)	$(2,274,150)

Total	$(185,104)	$1,789,143	$(3,105,779)	$(1,501,740)	$(288,279)	$4,871,022	$(6,856,893)	$(2,274,150)

Winton Series -
Frontier Trading Company II, LLC	—	—	—	—	$(29,048)	$(183,361)	$1,761,646	$1,549,237

Campbell/Graham/ Tiverton Series -
Frontier Trading Company I, LLC	$(12,006)	$1,190,705	$(304,010)	$874,689	—	—	—	—

Frontier Trading Company VI, LLC	$(7,497)	$918,043	$(1,698,097)	$(787,551)	$(28,275)	$(4,597,775)	$(1,728,947)	$(6,354,997)

Total	$(19,503)	2,108,748	$(2,002,107)	$87,138	$(28,275)	$(4,597,775)	$(1,728,947)	$(6,354,997)

Winton/Graham Series -
Frontier Trading Company V, LLC	$(17,622)	$(13,167,968)	$11,549,742	$(1,635,848)	$(6,199)	$(396,977)	$239,633	$(163,543)

Managed Futures Index Series -
Frontier Trading Company IX, LLC	$(1,178)	$(63,140)	$(61,722)	$(126,040)	$(1,000)	$(15,966)	$17,934	$968

The statements of financial condition as of September 30, 2008, and December 31, 2007, for the unconsolidated Trading Companies are as follows:

Statements of Financial Condition – September 30, 2008	Frontier Trading Company V LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX LLC
Cash held at futures commodities merchants	$9,716,551	$10,200,176	$1,359,087
Open trade equity	(1,860,557)	(1,412,497)	(37,389)
Swaps	—	—	—

Total assets	$7,855,994	$8,787,679	$1,321,698

Members’ equity	$7,855,994	$8,787,679	$1,321,698

Statements of Financial Condition – December 31, 2007	Frontier Trading Company II LLC	Frontier Trading Company V LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX LLC
Cash held at futures commodities merchants	$9,924,146	$12,761,730	$13,863,217	$2,576,122
Open trade equity	970,867	(96,656)	(1,481,122)	50,316
Swaps	—	—	14,912,063	—

Total assets	$10,895,013	$12,665,074	$27,294,158	$2,626,438

Members’ equity	$10,895,013	$12,665,074	$27,294,158	$2,626,438

The statements of income for the nine and three months ended September 30, 2008 for the unconsolidated Trading Companies are as follows:

Statements of Income – For the Nine Months Ended September 30, 2008	Frontier Trading Company V LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX LLC
Interest income	$255,169	$310,132	$57,250
Net realized gain (loss) on investments, less commissions	(21,722,029)	5,064,400	683,750
Change in open trade equity	28,274,595	68,657	(87,705)

Net income (loss)	$6,807,735	$5,443,189	$653,295

Statements of Income – For the Three Months Ended September 30, 2008	Frontier Trading Company V LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX LLC
Interest income	$37,321	$81,554	$7,877
Net realized gain (loss) on investments, less commissions	(29,223,780)	2,409,072	(441,999)
Change in open trade equity	27,382,677	(4,291,720)	(249,272)

Net income (loss)	$1,803,782	$(1,801,094)	$(683,394)

6. Transactions with Affiliates

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

The Balanced Series, in order to make investments in the Campbell/Graham/Tiverton Series, Currency Series, Winton/Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, advances funds to such Series, for the purpose of investing in the respective Trading Company or Trading

Companies for such Series on behalf of the Balanced Series. The Balanced Series and investee Series reflect the changes in values of these investments as “Net change in inter-series receivables/payables” in the Statement of Operations. The Balanced Series is subject to the same allocations of income and fees as the Limited Owners of such Series. As a result of fees charged by the investee Series, fees are not charged by the Balanced Series on the capital allocated to investments in affiliated Series, and the Managing Owner monitors such allocations so that aggregate fees of the investee Series on the Balanced Series investments do not exceed the allowable fees of the Balanced Series as provided in the Trust’s Prospectus.

The following table summarizes the Balanced Series advances to and reductions from other Series of the Trust for the nine months ending September 30, 2008.

Currency Series

Summary by Quarter

2008

Amount of investment January 1, 2008	$4,535,784
Additions during period	—
Reduction during period	—
Earnings in investments in Inter-Series Receivables	299,184

Total investment as of March 31, 2008	$4,834,968

Additions during period	—
Reduction during period	—

Earnings in investments in Inter-Series Receivables

Total investment as of June 30, 2008	$4,753,128

Additions during period	11,000,000
Reduction during period	—

Earnings in investments in Inter-Series Receivables

Total investment as of September 30, 2008	$14,496,502

Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets, calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series, 2.0% for the Winton Series, Currency Series, Long Only Commodity Series and the Managed Futures Index Series, 2.5% for the Winton/Graham Series and Campbell/Graham/Tiverton Series, and 3.5% for the Long/Short Commodity Series. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

In connection with each Series’ trading activities, each Series of Units pays to the Managing Owner a Trading Fee of up to 0.75% of such Series’ Net Asset Value annually.

Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly as described in the Prospectus. Because the Balanced Series, Campbell/Graham/Tiverton Series, Winton/Graham Series and Long/Short Commodity Series each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading

Advisor by Trading Advisor basis. It is therefore possible that in any given period the Balanced Series, Campbell/Graham/Tiverton Series or the Long/Short Commodity Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee percentage is 25% for the Balanced Series, and is 20% for the Winton Series, Currency Series, Winton/Graham Series, Campbell/Graham/Tiverton Series and Long/Short Commodity Series. There is no incentive fee for the Long Only Commodity Series or the Managed Futures Index Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

In addition, with respect to Class 1 of each Series, the Series pays monthly to the Managing Owner a service fee at an annualized rate of up to 3.0% (2% for the Long Only Commodity Series and Managed Futures Index Series), which the Managing Owner pays to selling agents of the Trust.

The following table summarizes fees paid or payable to the Managing Owner for the nine months ended September 30, 2008.

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee
Balanced	$1,094,981	$1,455,128	$8,755,231	$4,768,834
Winton	813,951	203,317	1,835,567	1,231,078
Campbell/Graham/Tiverton	1,301,201	298,574	1,157,276	1,297,045
Currency	124,129	87,451	—	259,902
Winton/Graham	294,043	58,787	465,834	283,959
Long Only Commodity	61,241	24,493	—	88,818
Long/Short Commodity	1,155,599	164,841	1,458,260	963,659
Managed Futures Index	21,635	5,406	—	16,797

The following table summarizes fees payable to the Managing Owner as of September 30, 2008.

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee
Balanced	$100,287	$154,007	$1,292,798	$432,616
Winton	108,797	27,200	—	63,972
Campbell/Graham/Tiverton	165,041	33,009	126,399	108,913
Currency	13,661	15,085	—	13,801
Winton/Graham	65,756	13,151	—	15,735
Long Only Commodity	6,519	2,608	—	6,999
Long/Short Commodity	168,842	24,121	209,211	63,816
Managed Futures Index	3,365	841	—	1,148

With respect to the service fees, the initial service fee (for the first 12 months) relating to a sale of the Units is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale. Since the Managing Owner is prepaying the initial service fee for the first year and is being reimbursed for such payment by the Series monthly in arrears based upon a corresponding percentage of net asset value, it bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof which may result from variations in net asset value over the following 12 months. For the nine months ended September 30, 2008, due to variations in net asset values, amounts paid or payable to the Managing Owner for the difference in monthly service fees from the prepaid initial service fees was $49,882 for the Balanced Series, $20,581 for the Campbell/Graham/ Tiverton Series, $2,359 for the Currency Series, $15,256 for the Winton/Graham Series, $1,289 for the Long Only Commodity Series, $18,721 for the Long/Short Commodity Series and $49,359 for the Winton Series. For the nine months ended September 30, 2008, amounts received or receivable from the Managing Owner for the difference in monthly service fees from prepaid initial service fees was $922 for the Managed Futures Index Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham/Tiverton Series, Currency Series and Winton/Graham Series. In addition, if interest rates fall below 0.75% (calculated daily based on each Series’ Net Asset Value), the Managing Owner will be paid the difference between the Trust’s annualized interest income allocated to the foregoing Series and 0.75%. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. During the nine months ended September 30, 2008, the Trust paid $5,902,150 of such interest income to the Managing Owner.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the net asset value of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $896,870 for the nine months ended September 30, 2008. Additionally, The Bornhoft Group Corporation provides office space to the Managing Owner, prorates office expenses, and advances certain direct expenses on behalf of the Managing Owner. Under this agreement, the Managing Owner reimbursed The Bornhoft Group Corporation $319,932 for the nine months ended September 30, 2008.

Solon Capital, LLC, an affiliate of the Trust, serves as wholesaler of the Trust by marketing to broker/dealer organizations. For these services, the Managing Owner paid Solon Capital, LLC, $1,608,654 for the nine months ended September 30, 2008.

7. Financial Highlights

The following information presents the financial highlights of the Fund for the nine months ended September 30, 2008 and 2007. This data has been derived from information presented in the financial statements.

	Balanced				Winton
Nine Months Ended September 30, 2008	Class 1	Class 1a	Class 2	Class 2a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2007	$101.46	$90.90	$112.00	$95.47	$113.83	$118.61
Net operating results:
Interest income	0.43	0.39	0.48	0.41	0.45	0.47
Expenses	(7.19)	(6.43)	(5.28)	(4.51)	(8.04)	(5.57)
Net gain/(loss) on investments, net of minority interests	18.34	16.32	20.46	17.30	11.54	12.01
Net income	11.58	10.28	15.66	13.20	3.95	6.91
Net asset value, September 30, 2008	$113.04	$101.18	$127.66	$108.67	$117.78	$125.52

Ratios to average net assets (3)
Net investment gain/(loss)	-8.28%	-8.28%	-5.26%	-5.26%	-8.31%	-5.31%
Expenses before incentive fees	4.33%	4.33%	1.31%	1.31%	5.07%	2.07%
Expenses after incentive fees	8.81%	8.81%	5.79%	5.79%	8.80%	5.80%
Total return before incentive fees (2)	13.97%	13.72%	16.36%	14.51%	3.56%	8.32%
Total return after incentive fees (2)	10.62%	10.37%	13.00%	11.16%	0.77%	5.53%

	Campbell/Graham/Tiverton		Currency		Winton/Graham
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2007	$91.90	$100.20	$100.66	$111.00	$95.04	$104.37
Net operating results:
Interest income	0.36	0.39	0.55	0.61	0.29	0.33
Expenses	(6.33)	(4.59)	(4.01)	(1.89)	(7.34)	(5.58)
Net gain/(loss) on investments, net of minority interests	11.53	12.68	(1.49)	(1.79)	16.31	18.04
Net income	5.56	8.48	(4.95)	(3.06)	9.26	12.78
Net asset value, September 30, 2008	$97.46	$108.68	$95.71	$107.94	$104.30	$117.15

Ratios to average net assets (3)
Net investment gain/(loss)	-8.31%	-5.30%	-4.50%	-1.48%	-8.93%	-5.98%
Expenses before incentive fees	6.38%	3.36%	5.21%	2.20%	5.69%	2.74%
Expenses after incentive fees	8.81%	5.80%	5.21%	2.20%	9.30%	6.35%
Total return before incentive fees (2)	7.56%	9.80%	-6.04%	-13.94%	3.26%	2.24%
Total return after incentive fees (2)	5.74%	7.98%	-6.04%	-13.94%	0.56%	-0.46%

	Long Only		Long/Short		Managed Futures Index
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2007	$110.79	$115.04	$101.47	$107.19	$100.59	$104.42
Net operating results:
Interest income	1.76	1.82	1.51	1.62	1.45	1.52
Expenses	(3.54)	(1.71)	(8.62)	(6.60)	(3.48)	(1.96)
Net gain/(loss) on investments, net of minority interests	(0.67)	(0.94)	10.02	10.57	4.20	4.23
Net income	(2.45)	(0.83)	2.92	5.59	2.17	3.79
Net asset value, September 30, 2008	$108.34	$114.21	$104.39	$112.78	$102.76	$108.21

Ratios to average net assets (3)
Net investment gain/(loss)	-1.89%	0.11%	-8.76%	-5.75%	-2.53%	-0.52%
Expenses before incentive fees	3.77%	1.76%	6.63%	3.62%	4.33%	2.33%
Expenses after incentive fees	3.77%	1.76%	10.62%	7.62%	4.33%	2.33%
Total return before incentive fees (2)	-4.23%	-30.58%	2.99%	2.21%	-1.60%	-0.45%
Total return after incentive fees (2)	-4.23%	-30.58%	0.00%	-0.78%	-1.60%	-0.45%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

	Balanced				Winton
Nine Months Ended September 30, 2007	Class 1	Class 1a	Class 2	Class 2a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2006	$106.66	$95.97	$114.24	$97.88	$105.65	$106.81
Net operating results:
Interest income	1.96	1.70	2.12	1.71	1.66	1.86
Expenses	(5.77)	(4.99)	(3.70)	(2.98)	(5.47)	(4.11)
Net gain/(loss) on investments, net of minority interests	(2.95)	(3.09)	(3.24)	(3.24)	7.79	8.79
Net income	(6.76)	(6.38)	(4.82)	(4.51)	3.98	6.54
Net asset value, September 30, 2007	$99.90	$89.59	$109.42	$93.37	$109.63	$113.35

Ratios to average net assets (3)
Net investment gain/(loss)	-4.87%	-4.87%	-1.87%	-1.87%	-6.19%	-3.26%
Expenses before incentive fees	4.03%	4.03%	1.03%	1.03%	5.31%	2.38%
Expenses after incentive fees	7.39%	7.39%	4.39%	4.39%	8.89%	5.96%
Total return before incentive fees (2)	-4.08%	-4.21%	-2.07%	-2.25%	14.33%	18.85%
Total return after incentive fees (2)	-6.60%	-6.73%	-4.59%	-4.76%	11.65%	16.17%

	Campbell/Graham/Tiverton		Currency		Winton/Graham
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2006	$96.27	$101.86	$101.16	$108.23	$84.70	$90.25
Net operating results:
Interest income	2.01	2.28	3.89	3.73	1.97	2.18
Expenses	(5.73)	(4.11)	(3.85)	(1.61)	(6.23)	(4.73)
Net gain/(loss) on investments, net of minority interests	0.39	0.53	2.28	2.87	12.14	13.19
Net income	(3.33)	(1.30)	2.32	4.99	7.88	10.64
Net asset value, September 30, 2007	$92.94	$100.56	$103.48	$113.22	$92.58	$100.89

Ratios to average net assets (3)
Net investment gain/(loss)	-5.30%	-2.31%	0.04%	3.03%	-6.55%	-3.54%
Expenses before incentive fees	5.89%	2.89%	5.29%	2.30%	6.81%	3.80%
Expenses after incentive fees	8.18%	5.19%	5.29%	2.30%	9.57%	6.57%
Total return before incentive fees (2)	-1.60%	2.82%	1.94%	2.00%	10.48%	14.36%
Total return after incentive fees (2)	-3.31%	1.11%	1.94%	2.00%	8.41%	12.29%

	Long Only Commodity		Long/Short Commodity		Managed Futures Index
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2006	$95.45	$97.13	$100.42	$102.93	$96.75	$98.43
Net operating results:
Interest income	10.15	9.59	2.61	2.74	22.96	22.67
Expenses	(6.14)	(4.42)	(6.65)	(4.77)	(16.47)	(14.88)
Net gain/(loss) on investments, net of minority interests	3.52	4.07	3.59	3.89	(6.39)	(6.19)
Net income	7.53	9.24	(0.45)	1.86	0.10	1.60
Net asset value, September 30, 2007	$102.98	$106.37	$99.97	$104.79	$96.85	$100.03

Ratios to average net assets (3)
Net investment gain/(loss)	5.48%	7.48%	-5.69%	-2.72%	9.28%	11.28%
Expenses before incentive fees	8.40%	6.41%	6.84%	3.87%	23.55%	21.55%
Expenses after incentive fees	8.40%	6.41%	9.37%	6.40%	23.55%	21.55%
Total return before incentive fees (2)	8.13%	9.19%	1.24%	4.17%	1.34%	4.17%
Total return after incentive fees (2)	8.13%	9.19%	-0.65%	2.28%	1.34%	4.17%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

The following information presents the financial highlights of the Fund for the three months ended September 30, 2008 and 2007. This data has been derived from information presented in the financial statements.

	Balanced				Winton
Three Months Ended September 30, 2008	Class 1	Class 1a	Class 2	Class 2a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2008	$115.47	$103.39	$129.43	$110.21	$127.68	$135.04
Net operating results:
Interest income	0.08	0.07	0.09	0.08	0.09	0.10
Expenses	(1.66)	(1.48)	(0.90)	(0.77)	(1.68)	(0.82)
Net gain/(loss) on investments, net of minority interests	(0.85)	(0.80)	(0.96)	(0.85)	(8.31)	(8.80)
Net income	(2.43)	(2.21)	(1.77)	(1.54)	(9.90)	(9.52)
Net asset value, September 30, 2008	$113.04	$101.18	$127.66	$108.67	$117.78	$125.52

Ratios to average net assets (3)
Net investment gain/(loss)	-5.52%	-5.52%	-2.52%	-2.52%	-5.22%	-2.21%
Expenses before incentive fees	4.15%	4.15%	1.15%	1.15%	5.14%	2.14%
Expenses after incentive fees	5.81%	5.81%	2.81%	2.81%	5.52%	2.52%
Total return before incentive fees (2)	-1.66%	-1.71%	-0.90%	-0.82%	-8.09%	-7.32%
Total return after incentive fees (2)	-2.08%	-2.13%	-1.31%	-1.24%	-8.19%	-7.42%

	Campbell/Graham/Tiverton		Currency		Winton/Graham
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2008	$100.37	$111.07	$103.92	$116.31	$111.88	$124.72
Net operating results:
Interest income	0.08	0.08	0.10	0.12	0.07	0.08
Expenses	(1.85)	(1.23)	(1.31)	(0.60)	(1.54)	(0.82)
Net gain/(loss) on investments, net of minority interests	(1.13)	(1.24)	(7.01)	(7.89)	(6.12)	(6.83)
Net income	(2.91)	(2.39)	(8.21)	(8.37)	(7.58)	(7.57)
Net asset value, September 30, 2008	$97.46	$108.68	$95.71	$107.94	$104.30	$117.15

Ratios to average net assets (3)
Net investment gain/(loss)	-7.19%	-4.19%	-4.66%	-1.66%	-5.45%	-2.46%
Expenses before incentive fees	6.76%	3.76%	5.06%	2.06%	5.79%	2.80%
Expenses after incentive fees	7.49%	4.49%	5.06%	2.06%	5.73%	2.74%
Total return before incentive fees (2)	-2.80%	-1.90%	-8.20%	-9.80%	-6.65%	-5.25%
Total return after incentive fees (2)	-2.99%	-2.09%	-8.20%	-9.80%	-6.63%	-5.24%

	Long Only		Long/Short		Managed Futures Index
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2008	$143.47	$150.46	$112.56	$120.69	$110.12	$115.46
Net operating results:
Interest income	0.55	0.57	0.47	0.51	0.47	0.49
Expenses	(1.15)	(0.55)	(2.28)	(1.58)	(1.15)	(0.65)
Net gain/(loss) on investments, net of minority interests	(34.52)	(36.27)	(6.36)	(6.84)	(6.68)	(7.09)
Net income	(35.13)	(36.25)	(8.17)	(7.91)	(7.36)	(7.25)
Net asset value, September 30, 2008	$108.34	$114.21	$104.39	$112.78	$102.76	$108.21

Ratios to average net assets (3)
Net investment gain/(loss)	-1.93%	0.06%	-6.66%	-3.67%	-2.55%	-0.55%
Expenses before incentive fees	3.68%	1.69%	6.98%	3.98%	4.31%	2.31%
Expenses after incentive fees	3.68%	1.69%	8.41%	5.42%	4.31%	2.31%
Total return before incentive fees (2)	-27.99%	-28.06%	-7.13%	-5.91%	-5.89%	-7.00%
Total return after incentive fees (2)	-27.99%	-28.06%	-7.49%	-6.27%	-5.89%	-7.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

	Balanced					Winton
Three Months Ended September 30, 2007	Class 1	Class 1a	Class 2		Class 2a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2007	$109.15	$98.01	$118.67		$101.38	$106.38	$109.17
Net operating results:
Interest income	0.66	0.59	0.72		0.62	0.71	0.73
Expenses	(1.93)	(1.73)	(1.28)		(1.09)	(2.24)	(1.51)
Net gain/(loss) on investments, net of minority interests	(7.98)	(7.28)	(8.69)		(7.54)	4.78	4.96
Net income	(9.25)	(8.42)	(9.25)		(8.01)	3.25	4.18
Net asset value, September 30, 2007	$99.90	$89.59	$109.42		$93.37	$109.63	$113.35

Ratios to average net assets (3)
Net investment gain/(loss)	-4.99%	-4.99%	-2.02%		-2.02%	-5.77%	-2.84%
Expenses before incentive fees	4.17%	4.17%	1.20%		1.20%	5.36%	2.42%
Expenses after incentive fees	7.59%	7.59%	4.62%		4.62%	8.45%	5.52%
Total return before incentive fees (2)	-8.45%	-8.12%	-7.60%		-7.69%	4.79%	4.57%
Total return after incentive fees (2)	-9.31%	-8.99%	-8.46%		-8.55%	4.01%	3.79%

	Campbell/Graham/Tiverton		Currency			Winton/Graham
	Class 1	Class 2	Class 1		Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2007	$104.09	$111.78	$105.29		$114.35	$95.45	$103.23
Net operating results:
Interest income	0.65	0.70	1.14		1.24	0.61	0.66
Expenses	(1.36)	(0.69)	(1.26)		(0.53)	(1.28)	(0.64)
Net gain/(loss) on investments, net of minority interests	(10.44)	(11.23)	(1.69)		(1.84)	(2.20)	(2.36)
Net income	(11.15)	(11.22)	(1.81	) #	(1.13)	(2.87)	(2.34)
Net asset value, September 30, 2007	$92.94	$100.56	$103.48		$113.22	$92.58	$100.89

Ratios to average net assets (3)
Net investment gain/(loss)	-2.95%	0.02%	-0.46%		2.50%	-2.89%	0.08%
Expenses before incentive fees	5.74%	2.77%	4.81%		1.85%	5.29%	2.32%
Expenses after incentive fees	5.63%	2.66%	4.81%		1.85%	5.52%	2.55%
Total return before incentive fees (2)	-11.44%	-10.81%	-1.70%		-1.04%	-2.97%	-2.28%
Total return after incentive fees (2)	-11.42%	-10.79%	-1.70%		-1.04%	-3.02%	-2.34%

	Long Only Commodity		Long/Short Commodity			Managed Futures Index
	Class 1	Class 2	Class 1		Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2007	$97.28	$99.99	$99.98		$104.02	$97.39	$100.08
Net operating results:
Interest income	1.98	2.04	0.88		0.92	0.68	0.70
Expenses	(1.45)	(0.99)	(2.63)		(1.99)	(1.10)	(0.63)
Net gain/(loss) on investments, net of minority interests	5.17	5.33	1.74		1.84	(0.12)	(0.12)
Net income	5.70	6.38	(0.01)		0.77	(0.54)	(0.05)
Net asset value, September 30, 2007	$102.98	$106.37	$99.97		$104.79	$96.85	$100.03

Ratios to average net assets (3)
Net investment gain/(loss)	2.14%	4.12%	-7.07%		-4.13%	-1.70%	0.28%
Expenses before incentive fees	5.89%	3.91%	6.63%		3.69%	4.49%	2.51%
Expenses after incentive fees	5.89%	3.91%	10.60%		7.67%	4.49%	2.51%
Total return before incentive fees (2)	5.78%	6.35%	1.05%		2.06%	-0.26%	-0.02%
Total return after incentive fees (2)	5.78%	6.35%	0.05%		1.06%	-0.26%	-0.02%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

8. Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. Each Trading Company trades in futures, forward and Swaps and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions held by a Trading Company in respect of any Series at the same time, and if the Trading Advisor(s) of such Trading Company are unable to offset such futures interests positions, such Trading Company could lose all of its assets and the holders of Units of such Series would realize a 100% loss. The Managing Owner seeks to minimize market risk through real-time monitoring of open positions and the level of diversification of each Trading Advisor’s portfolio. It is anticipated that any Trading Advisor’s margin-to-equity ratio will typically not exceed approximately 30% although the actual ratio could be higher or lower from time to time.

In addition to market risk, trading futures, and forward contracts and Swaps entails credit risk in that a counterparty will not be able to meet its obligations to a Trading Company. The counterparty for futures contracts traded in the U.S. and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. Some non-U.S. exchanges, in contrast to U.S. exchanges are principals’ markets in which performance is the responsibility only of the individual counterparty with whom the Trading Company has entered into the transaction with and not of the exchange or clearing corporation. In these kinds of markets, there is risk of bankruptcy or other failure or refusal to perform by the counterparty.

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

To manage the counterparty credit risk associated with all cash management and trading counterparties with whom the Trust does business, the Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Risk.

9. Subsequent Events

In October 2008, the Trust sold approximately $149.7 million of its investment holdings in U.S. Treasuries and subsequently put approximately $272.0 million in structured time deposits with U.S. Bank National Association. The Trust believes this new instrument will provide greater interest income to the Series and will reduce the volatility created by the requirement to perform daily mark-to-market adjustments associated with Treasuries. The time deposits earn a guaranteed fixed interest rate and will mature six months from the deposit date and be subject to automatic six-month rollovers through October 2013. Unscheduled withdrawals will be subject to certain penalties and other costs up to 1.0% of the amount deposited if withdrawn within the first six months from the deposit date. The withdrawal fee is set at 0.225% for the period from six months to one year subsequent to the deposit date and decreases by .05% increments for each year thereafter through the maturity date. Any withdrawal shall be confirmed at least two business days prior to the withdrawal date.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and tables should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our 2007 Annual Report on Form 10-K for the year ended December 31, 2007.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the futures commission merchants in accordance with CFTC segregation requirements. At September 30, 2008, cash deposited at the clearing brokers was $30,652,256 for the Balanced Series, $15,968,238 for the Winton Series, $9,716,551 for the Campbell/Graham/Tiverton Series, $522,725 for the Currency Series and $5,086,064 for the Long/Short Commodity Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each week. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress of the U.S. or any certificate of deposit for any of the foregoing, including U.S. Treasury bonds, U.S. Treasury bills and issues of agencies of the U.S. government, and certain cash equivalent such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham/Tiverton Series, Currency Series and Winton/Graham Series. In addition, if interest rates fall below 0.75% (calculated daily based on each Series’ Net Asset Value), the Managing Owner will be paid the difference between the Trust’s annualized interest income allocated to the foregoing Series and 0.75%. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 20% of the Trust’s assets are expected to be committed as required margin for futures contracts and forward and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations under such Act. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forwards and Swaps. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets may be held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short term investments, such as money market funds, certificates of deposit (under nine months) and time deposits and held by the futures commodity merchants, the over-the-counter counterparties and by U.S. Federally chartered banks. Including cash held at US Bank, total cash and cash equivalents held at these institutions were $56,239,116 for the Balanced Series, $30,776,996 for the Winton Series, $31,515,907 for the Campbell/Graham/Tiverton Series, $9,353,858 for the Currency Series, $29,903,011 for the Winton/Graham Series, $2,296,167 for the Long Only Commodity Series, $34,495,036 for the Long/Short Commodity Series and $1,863,305 for the Managed Futures Index Series.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Balanced Series

The Balanced Series – Class 1 Net Asset Value lost 2.1% and 8.5%, respectively, for the three months ended September 30, 2008 and 2007, net of fees and expenses; the Balanced Series – Class 1a Net Asset Value lost 2.1% and

8.6%, respectively, for the three months ended September 30, 2008 and 2007, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value lost 1.4% and 7.8%, respectively, for the three months ended September 30, 2008 and 2007, net of fees and expenses; the Balanced Series – Class 2a Net Asset Value lost 1.4% and 7.9%, respectively, for the three months ended September 30, 2008 and 2007, net of fees and expenses.

For the three months ended September 30, 2008, the Balanced Series recorded net loss on investments of ($1,900,571), net interest of $196,535, and total expenses of $3,590,581, resulting in a net decrease in Owners’ capital from operations of ($5,255,715) after minority interests of $38,902. For the three months ended September 30, 2007 the Balanced Series recorded net loss on investments of ($27,166,912), net interest of $1,821,062, and total expenses of $4,942,496, resulting in a net decrease in Owners’ capital from operations of ($25,457,523) after minority interests of $4,830,823.

During 2007, the Balanced Series, through Frontier Trading Company I, LLC, engaged in a fund option transaction, whereby the Balanced Series obtains exposure to the performance of additional commodity funds held by a counterparty to the option, for the purpose of further diversification among trading advisors and styles. The Trust does not have transparency to the underlying investments of these commodity funds, so the returns from this program cannot be characterized.

Please see additional discussion under “Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007 – Balanced Series.”

Winton Series

The Winton Series – Class 1 Net Asset Value lost 7.8% and gained 3.1%, respectively, for the three months ended September 30, 2008 and 2007, net of fees and expenses; the Winton Series – Class 2 Net Asset Value lost 7.0% and gained 3.8%, respectively, for the three months ended September 30, 2008 and 2007, net of fees and expenses.

For the three months ended September 30, 2008, the Winton Series recorded net loss on investments of ($9,100,037), net interest of $54,392, and total expenses of $914,369, resulting in a net decrease in Owners’ capital from operations of ($5,790,500) after minority interests of 4,169,514. For the three months ended September 30, 2007, the Winton Series recorded net gain on investments of $1,549,237, net interest of $203,189, and total expenses of $567,555, resulting in a net increase in Owners’ capital from operations of $1,184,871.

Please see additional discussion under “Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007 – Winton Series.”

Campbell/Graham/Tiverton Series

The Campbell/Graham/Tiverton Series – Class 1 Net Asset Value lost 2.9% and 10.7%, respectively, for the three months ended September 30, 2008 and 2007, net of fees and expenses; the Campbell/Graham/Tiverton Series – Class 2 Net Asset Value lost 2.2% and lost 10.0%, respectively for the three months ended September 30, 2008 and 2007, net of fees and expenses.

For the three months ended September 30, 2008, the Campbell/Graham/Tiverton Series recorded net loss on investments of ($1,334,389), net interest of $50,305, and total expenses of $1,191,731, resulting in a net decrease in Owners’ capital from operations of ($1,902,748) after minority interests of 573,067. For the three months ended September 30, 2007, the Campbell/Graham Series recorded net loss on investments of ($6,518,540), net interest of $401,396, and total expenses of $802,077, resulting in a net decrease in Owners’ capital from operations of ($6,755,678) after minority interests of 163,543.

The Campbell/Graham/Tiverton Series was previously designated as the “Campbell/Graham Series,” and trading for the Series was directed only by Campbell and Graham. The Campbell/Graham Series was renamed the “Campbell/Graham/Tiverton Series” in May 2008 and Tiverton was added as a Trading Advisor to the Series on June 2, 2008. Please see additional discussion under “Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007 – Campbell/Graham/Tiverton Series.”

Currency Series

The Currency Series – Class 1 Net Asset Value lost 7.9% and 1.7%, respectively, for the three months ended September 30, 2008 and 2007, net of fees and expenses; the Currency Series – Class 2 Net Asset Value lost 7.2% and 1.0%, respectively for the three months ended September 30, 2008 and 2007, net of fees and expenses.

For the three months ended September 30, 2008, the Currency Series recorded net loss on investments of ($1,096,028), net interest of $15,163, and total expenses of $171,624, resulting in a net decrease in Owners’ capital from operations of ($1,252,489). For the three months ended September 30, 2007, the Currency Series recorded net loss on investments of ($169,277), net interest of $116,447, and total expenses of $118,756, resulting in a net decrease in Owners’ capital from operations of ($171,586).

All commodity interest positions of the Currency Series during 2008 were within the Currencies sector.

Please see additional discussion under “Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007 – Currency Series.”

Winton/Graham Series

The Winton/Graham Series – Class 1 Net Asset Value lost 6.8% and 3.0%, respectively, for the three months ended September 30, 2008 and 2007, net of fees and expenses; the Winton/Graham Series – Class 2 Net Asset Value lost 6.1% and 2.3%, respectively for the three months ended September 30, 2008 and 2007, net of fees and expenses.

For the three months ended September 30, 2008, the Winton/Graham Series recorded net loss on investments of ($1,456,705), net interest of $20,175, and total expenses of $351,927, resulting in a net decrease in Owners’ capital from operations of ($1,788,457). For the three months ended September 30, 2007, the Graham Series recorded net loss on investments of ($163,543), net interest of $46,816, and total expenses of $85,563, resulting in a net decrease in Owners’ capital from operations of ($202,290).

The Winton/Graham Series was previously designated as the “Graham Series,” and trading for the Series was directed only by Graham. The Graham Series was renamed the “Winton/Graham Series” in May 2008 and Winton was added as a Trading Advisor to the Series on June 18, 2008. Please see additional discussion under “Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007 – Winton/Graham Series.”

Long Only Commodity Series

The Long Only Commodity Series – Class 1 Net Asset Value lost 24.5% and gained 5.9%, respectively, for the three months ended September 30, 2008 and 2007, net of fees and expenses; the Long Only Commodity Series – Class 2 Net Asset Value lost 24.1% and gained 6.4% respectively, for the three months ended September 30, 2008 and 2007, net of fees and expenses.

For the three months ended September 30, 2008, the Long Only Commodity Series recorded net loss on investments of ($1,986,414), net interest of $31,699, and total expenses of $61,887, resulting in a net decrease in Owners’ capital from operations of ($2,016,602). For the three months ended September 30, 2007, the Long Only Commodity Series recorded net gain on investments of $238,958, net interest of $92,262, and total expenses of $66,613, resulting in a net increase in Owners’ capital from operations of $264,607.

Please see additional discussion under “Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007 – Long Only Commodity Series.”

Long/Short Commodity Series

The Long/Short Commodity Series – Class 1 Net Asset Value lost 7.3% and remained constant, respectively, for the three months ended September 30, 2008 and 2007, net of fees and expenses; the Long/Short Commodity Series – Class 2 Net Asset Value lost 6.6% and gained 0.7%, respectively, for the three months ended September 30, 2008 and 2007, net of fees and expenses.

For the three months ended September 30, 2008, the Long/Short Commodity Series recorded net loss on investments of ($1,811,288), net interest of $262,117, and total expenses of $1,196,021, resulting in a net decrease in Owners’ capital from operations of ($4,350,185) after minority interests of ($1,604,993). For the three months ended September 30, 2007, the Long/Short Commodity Series recorded net loss on investments of ($1,660,691), net interest of $294,472, and total expenses of $860,507, resulting in a net increase in Owners’ capital from operations of $47,424 after minority interests of $2,274,150.

Please see additional discussion under “Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007 – Long/Short Commodity Series.”

Managed Futures Index Series

The Managed Futures Index Series – Class 1 Net Asset Value lost 6.7% and 0.6%, respectively, for the three months ended September 30, 2008 and 2007, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value lost 6.3% and was unchanged, respectively, for the three months ended September 30, 2008 and 2007, net of fees and expenses.

For the three months ended September 30, 2008 the Managed Futures Index Series recorded a net loss on investments of ($113,530), net interest of $8,831, and total expenses of $18,911, resulting in a net decrease in Owners’ capital from operations of ($123,610). For the three months ended September 30, 2007, the Managed Futures Index Series recorded a net gain on investments of $968, net interest of $4,875, and total expenses of $7,419, resulting in a net decrease in Owners’ capital from operations of ($1,576).

Please see additional discussion under “Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007 – Managed Futures Index Series.”

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Market Conditions for Nine Months Ended September 30, 2008

January 2008

Interest Rates

In response to widespread fear of a U.S. recession, interest rate futures on both sides of the Atlantic and across the entire curve climbed steadily for most of the month. The U.S. Federal Reserve cut the Fed Funds rate by 1.25% during January after the release of weaker than expected U.S. growth statistics and amid concerns that more debt write-offs are on the horizon. A late-month pullback after very high volatility, particularly in the European rate futures, was not enough to counter the significant increase in futures prices during the beginning of the month.

Currencies

The Federal Reserve’s rate cuts, which brought the Fed Funds rate down to 3%, contributed to the decline of the U.S. Dollar Index which finished the month down 2%. The Euro and the Japanese Yen strengthened against the U.S. Dollar, finishing up 1.9% and 5% respectively. The British Pound finished the month nearly unchanged against the U.S. Dollar.

Stock Indices

Widespread fear of a U.S. recession contributed to steep declines in all major U.S. Stock Market indices in January. The Dow Jones Industrial Average (DJIA) fell precipitously the first part of the month, finishing at 12,650, down 4.6%. The S&P 500 index and the NASDAQ Composite finished down 6.0% and 9.9% respectively. Stock indices in Europe and Asia also fell significantly during January. DAX index futures fell 15%, CAC-40 futures were down 13.2% and FTSE Index futures were lower by 9.3%. Nikkei index futures dropped as well, finishing lower by 11%.

Energy

After setting a new all-time intraday high of $99.77/bbl on January 3rd, March crude oil futures reversed course, finishing down 4.2% at $91.75/bbl after reports of larger than expected increases in crude oil and gasoline inventories. Gasoline and heating oil futures for March delivery also dropped during the month, finishing lower by 6.5% and 4.1% respectively. Natural gas futures prices finished higher by 7.4%.

Metals

Gold futures prices soared to a record high after the Federal Reserve’s rate cuts in January, which boosted the metal’s appeal as a stable investment. Gold futures gained 9.9% during January and surged to an all-time high of $942/oz on January 30th, finishing at $928/oz for the month. Silver futures also strengthened during the month and reached a new 25-year intraday high, finishing up 13.9%. Platinum and Copper futures finished up 14% and 8.5% respectively.

Commodities

Soybean and corn futures continued their upward paths, finishing higher by 5% and 10% respectively. Wheat also strengthened, finishing higher by 5%. Coffee and cocoa futures gained during the latter part of January, settling up 1.4% and 14.3%. Live cattle futures dropped sharply during the first part of the month, finishing down 4.3%.

February 2008

Interest Rates

After declining for most of the month, U.S. interest rate futures across the entire curve shot upwards in the last few trading sessions to finish mixed for the month. European interest rate futures behaved similarly.

Currencies

The U.S. Dollar Index plummeted even further in February and finished down 2.2% at another new record low monthly close. The Euro and the Australian Dollar strengthened against the U.S. Dollar, finishing up 2.1% and 4.3% respectively. The British Pound gained 0.1% against the U.S. Dollar, while the Canadian Dollar finished the month nearly unchanged against its U.S. counterpart.

Stock Indices

All major U.S. Stock Market indices continued to weaken in February. The DJIA finished at 12,266.4, down 3.0%. The S&P 500 Index and the NASDAQ Composite finished down 3.5% and 5.0% respectively. Stock indices in Europe fell as well in February. CAC-40 futures fell 2.8%, DAX index futures were down 3.2% but FTSE Index futures finished slightly higher.

Energy

In February, energy prices surged as investors sought refuge in commodities to offset a slowing economy and a declining U.S. dollar. Crude oil futures for April delivery hit a new all-time high on February 29th, finishing up 11.1% at $101.84/bbl. Natural gas and heating oil futures for March delivery also strengthened during the month, finishing higher by 16.0% and 11.9% respectively. Gasoline futures prices finished higher by 6.4%.

Metals

Gold futures continued to strengthen during February and surged to a new all-time high of $975/oz on February 29th, finishing up 5.1% for the month. Platinum and palladium futures prices also rallied to new all-time highs during the month, finishing up 25.5% and 44.9% respectively. Silver futures also strengthened, finishing up 16.5%.

Commodities

Soybean futures prices have rallied sharply since August of last year, resulting in the highest prices in three decades. Soybean futures for May delivery surged to an all-time high on February 29th, finishing up 18.9% for the month. Corn futures also continued their upward path, finishing 8.4% for February. Wheat futures strengthened as well and hit an all-time intraday high on February 27th, finishing the month up 14.9%. Coffee, sugar and cocoa futures also gained during the month, settling up 18.6%, 13.7% and 18.0%, respectively. Lean hog futures dropped sharply the latter part of February, finishing down 9.8%. Cotton futures rose to new all-time highs, finishing the month higher by 19.3%.

March 2008

Interest Rates

Weakening U.S. economic data led the U.S. Federal Reserve to lower its target for the Fed Funds rate by 75 basis points on March 18th. US interest rate futures across the entire curve declined after the rate cut, to finish mixed for the month. European interest rate futures across the entire curve dropped precipitously during the latter part of March and finished lower for the month.

Currencies

The Federal Reserve’s rate cut in March, which brought the Fed Funds rate down to 2.25%, contributed to further weaken the U.S. Dollar Index. The U.S. Dollar Index which measures the performance of the U.S. Dollar against a basket of currencies, finished down 2.6% at another new record low monthly close. The Euro reached a new all time high against the U.S. Dollar, finishing up 4.0%. The Japanese Yen also strengthened against the U.S. Dollar, finishing up 4.1%. The Canadian Dollar and the Australian Dollar weakened against their U.S. counterpart, finishing down 3.7% and 1.9% respectively.

Stock Indices

The DJIA weakened in the beginning of March, but recouped some of the loss to finish nearly unchanged. The S&P 500 Index finished down 0.6% and NASDAQ Composite finished up 1.9%. Stock indices in Europe fell slightly in March. FTSE index futures dropped by 2.9%, CAC-40 futures fell 1.2% and DAX index futures finished lower by 2.3%.

Energy

Crude oil futures hit a new intra-day high on March 17th, but later pulled back after several days of high volatility to finish the month nearly unchanged. Gasoline futures prices also experienced high volatility mid-month, and finished lower by 2.2%. Natural gas and heating oil futures for May delivery strengthened, finishing up 7.3% and 4.7% respectively.

Metals

The combination of a declining U.S. dollar, low interest rates and surging inflation have been contributing to the rise in gold futures prices during the last couple of months. After hitting a new intra-day high on March 17th, gold futures for June delivery tumbled the latter part of the month, finishing down 6.0% at $921.50/oz. Other precious metals futures prices also dropped after lower than expected U.S. interest rate cuts. Silver futures for May delivery fell 13.1% and platinum futures for July delivery finished down 6.6%. Copper futures finished the month nearly unchanged.

Commodities

Corn futures continued to strengthen in March, finishing higher by 1.9%. Soybean futures, which have been on an upward path since August of last year, dropped precipitously in March to finish lower by 22.08%. Wheat futures for May delivery also weakened, finishing down 14.5%. Coffee, sugar and cocoa futures followed the same path, finishing lower by 23.6%, 20.0% and 16.4% respectively. After reaching new all time highs on March 5th, cotton futures also dropped sharply during the latter part of the month, finishing down 15.3%. Lean hog futures and live cattle futures also finished lower by 11.0% and 8.0% respectively.

April 2008

Interest Rates

The Federal Open Market Committee decided on April 30th to lower its target for the Fed Funds rate by 25 basis points, down to 2%. U.S. interest rate futures across the entire curve dropped the latter part of April to finish lower for the month. European interest rate futures across the entire curve behaved similarly and dropped the latter part of April, finishing lower for the month.

Currencies

The US Dollar, which has been on a downward path for most of the year, strengthened during the latter part of April after reports of weak economic data from Europe. The U.S. Dollar Index reversed its downtrend and finished the month up 1%. The Euro, which reached a new all time high against the U.S. Dollar in March, weakened against the U.S. Dollar and finished lower by 1%. The Japanese Yen also weakened against the U.S. Dollar, finishing down 4.1%. The Australian Dollar and the Canadian Dollar gained against their U.S. counterpart, finishing up 3.3% and 1.8% respectively.

Stock Indices

The Dow Jones Industrial Average (DJIA) recouped some of the loss from previous months, finishing up 4.5% for April. The S&P 500 Index also finished higher by 4.8%. The NASDAQ Composite finished up 5.9%. Stock indices in Europe strengthened as well during the month. FTSE index futures gained 6.3%, CAC-40 futures finished higher by 6.0% and DAX index futures finished up 5.2%.

Energy

Crude oil futures surged to new all time highs on April 28th after widespread concerns about disruptions in the supply of crude oil. A strike at Scotland’s largest oil refinery closed a pipeline system that delivers a third of Britain’s North Sea oil to its refineries. Rebel attacks in Nigeria, Africa’s largest oil producer, also caused concerns about supply disruptions and contributed to the upward pressure on crude oil prices. Crude oil futures for June delivery finished the month up 12.2% at $113.46/bbl. Gasoline futures prices and heating oil futures prices also strengthened in April, finishing higher by 10.8% and 10.6% respectively. Natural gas futures prices for June delivery finished the month up 6.5%.

Metals

Gold futures, which hit new intra-day highs in March, fell the latter part of April to finish lower by 6.1% at $865/oz. Other precious metals futures prices also dropped in April. Silver futures and Platinum futures for July delivery fell 4.6% and 5.3% respectively. Palladium futures prices finished lower by 6.1%. Copper finished the month slightly up, 1.9%.

Agriculturals

Corn futures continued their upward path, finishing up 5.2% for April. Soybean futures recouped some of the March loss, settling up 8.1%. Cocoa futures for July delivery also strengthened, finishing up 18.2%. Wheat futures for July delivery continued to weaken, finishing lower by 14.5%. Sugar and cotton futures also weakened during the month, finishing lower by 2.6% and 2.2% respectively. Coffee futures for July delivery finished the month higher by 4.2%. Lean Hogs and Live Cattle recouped some of the March loss, finishing up 8.1% and 6.5% respectively.

May 2008

Interest Rates

The US Federal Reserve lowered its target for the Fed Funds rate to 2% on April 30th, after weaker than expected economic activity, lower household and business spending and softening labor markets. U.S. interest rate futures across the entire curve dropped the latter part of May to finish lower for the month. European interest rate futures across the entire curve also finished lower for the month.

Currencies

During May the U.S. dollar stabilized against most other major currencies. For the second month in a row the U.S. Dollar Index finished the month slightly up, 0.5%. The Euro weakened against the U.S. Dollar and finished lower by 0.4%. The Japanese Yen also weakened against the U.S. Dollar, finishing down 1.5%. The Australian Dollar and the Canadian Dollar continued to gain against their U.S. counterpart, finishing up 1.3% and 1.4% respectively. The British pound finished nearly unchanged against the U.S. Dollar.

Stock Indices

The Dow Jones Industrial Average (DJIA) dropped the latter part of May, finishing down 1.4%. The S&P 500 Index finished the month higher by 1.1%. The NASDAQ Composite finished up 4.6%. Stock indices in Europe finished mixed for the month. FTSE index futures fell 0.6%, CAC-40 futures finished higher by 2.3% and DAX index futures finished up 2.2%.

Energy

Crude oil futures surged to new all time highs in May. Crude oil futures for July delivery finished the month up 13.0% at $127.35/bbl. Gasoline futures prices and Heating oil futures prices also continued to strengthen in May, finishing higher by 15.5% and 15.7% respectively. Natural gas futures prices for July delivery finished the month up 6.6%.

Metals

Gold futures finished the month up 2.5%, settling at 891.50/oz. Silver futures for July delivery dropped the latter part of May, to finish lower by 1.6%. Platinum recouped some of the April loss, up 4.1% for the month. Palladium futures prices finished higher by 2.9%. Copper futures for July delivery finished lower by 7.6%.

Agriculturals

Wheat futures, which have been on a downward path since mid March, continued to weaken, finishing down 4.9%. Soybean and soybean oil futures finished the month up 3.8% and 5.1% respectively. Sugar, cotton and orange juice futures for July delivery continued to weaken, settling down 15.2%, 7.6% and 9.6%. Lean hogs and live cattle continued to strengthen, finishing up 3.7% and 2.9%. Corn, coffee and cocoa futures finished slightly down 2.1%, 1.1% and 1.9% respectively.

June 2008

Interest Rates

The Federal Open Market Committee decided on June 25th to keep its target for the Federal Funds rate at 2%. Federal Reserve policymakers, along with foreign central bank officials, have expressed greater concerns about inflation, stressing the importance of keeping inflation expectations contained. US interest rate futures across the entire curve dropped the first part of June, but bounced back the latter part of the month to finish higher. European interest rate futures across the entire curve dropped the first part of June to finish lower for the month.

Currencies

The U.S. Dollar Index finished the month slightly down, falling by 0.6%. The Euro strengthened against the U.S. Dollar and finished higher by 1.3%. The British Pound also strengthened against the U.S. Dollar, finishing up 0.5%. The Australian Dollar gained against its U.S. counterpart, up 0.3%. The Canadian Dollar weakened against the U.S. Dollar, finishing down 2.8%. The Japanese Yen also weakened against the U.S. dollar, finishing down 0.7%.

Stock Indices

All major U.S. stock market indices weakened in June. The DJIA dropped precipitously during the month, finishing lower by 10.2%. The S&P 500 Index finished the month down 8.6%. The NASDAQ Composite fell 9.1% in June. Stock indices in Europe finished lower as well. FTSE index futures fell 7.4%, CAC-40 futures finished down 12.1% and DAX index futures finished lower by 10.2%.

Energy

Energy prices have risen sharply since the beginning of the year. Crude oil futures surged to new all time highs in June. Crude oil futures for August delivery finished the month up 9.8% at $140/bbl. Gasoline futures prices and heating oil futures prices for August delivery also continued to strengthen, finishing higher by 5.8% and 5.9% respectively. Natural gas futures prices, which have been on an upward path since December last year, finished the month up 13.2%.

Metals

Gold futures finished the month up 4.1%, settling at $928/oz. Silver futures for September delivery also strengthened, finishing higher by 3.2%. Platinum and Palladium futures finished the month up 2.8% and 5.9% respectively. Copper futures recouped the May loss, finishing higher by 7.6%.

Agriculturals

Grains continued their rally from the previous months. Virtually all information from USDA and farmers points to great stress in the grain markets. After a wet spring and late plantings for both corn and soybeans, flooding has now destroyed hundreds of thousands of acres of crops in the Midwest. In June, December 2008 futures contracts for corn finished up 20.8% reaching record highs of nearly $8.00 per bushel. Soybean and soybean oil futures also strengthened, finishing up 16.2% and 7.7% respectively. Wheat futures reversed its downward trend and finished the month up 10.5%. Coffee, cocoa and sugar futures also strengthened during the month, finishing up 12.4%, 16.2% and 14.6% respectively. Lean hogs dropped the latter part of June, finishing lower by 10.2%.

July 2008

Interest Rates

Loan finance giants Fannie Mae and Freddie Mac, which own or guarantee about half the $12 trillion U.S. mortgage market, contributed to rising mortgage rates in July, as the mortgage companies’ stock plummeted after fears resurfaced over the lending crisis and that the two companies would need to raise billions of dollars in new capital. Even as policy makers rushed to support Fannie Mae and Freddie Mac, home loan rates approached their highest levels in several years. The FOMC decided to maintain its target for the federal funds rate at 2% as the financial markets remained under considerable stress. The European Central Bank, in contrast, raised its benchmark interest rate a quarter of a percentage point to 4.25% on July 3rd, after concerns about soaring prices for food and fuel. Short-term and mid-term U.S. interest rate futures finished higher in July, while long-term futures finished lower for the month. European interest rate futures across the entire curve gained the latter part of July to finish higher.

Currencies

The U.S. Dollar strengthened against most other major currencies in July. The U.S. Dollar Index finished the month up 1.1%. The Euro weakened against the U.S. Dollar and finished lower by 1.0%. The Australian Dollar and the Canadian Dollar also weakened against their U.S. counterpart, down 1.7% and 0.2% respectively. The British Pound finished lower by 0.4% against the U.S. Dollar. The Japanese Yen also weakened against the U.S. Dollar, finishing down 1.6%.

Stock Indices

The DJIA finished the month nearly unchanged, up 0.2%. The S&P 500 Index finished the month down 1.0%. The NASDAQ Composite gained 1.4% in July. Stock indices in Europe finished mixed as well. FTSE index futures fell 4.5%, CAC-40 futures finished down 1.3%, and DAX index futures finished higher by 0.5%.

Energy

Energy prices, which had risen sharply since the beginning of the year, dropped precipitously in July. Natural gas futures prices for September delivery finished the month lower by 32.0%. Heating oil futures dropped as well, finishing down by 12.4%. Crude oil and gasoline futures prices for September delivery also weakened, finishing lower by 11.7% and 12.41% respectively.

Metals

Gold futures finished the month down 1.6%, settling at $923/oz. Copper futures for September delivery also weakened, finishing lower by 5.7%. Platinum and palladium futures dropped sharply the latter part of July, finishing down 15.0% and 17.5% respectively.

Agriculturals

Grains prices tumbled in July as the U.S. Dollar strengthened, which lessened the appeal of commodities as a hedge against the weakening currency. In July, December 2008 futures contracts for corn finished down 19.7%. Soybean and soybean oil futures also weakened, finishing down 10.8% and 12.2% respectively. Wheat futures for September deliver finished down 8.7%. Coffee and cocoa futures also weakened during the month, finishing down 9.0% and 10.2% respectively.

August 2008

Interest Rates

The Federal Open Market Committee decided to maintain its target for the federal funds rate at 2% as the financial markets remain under considerable stress. U.S. interest rate futures across the entire curve finished higher in August. Mid-term and long-term European interest rate futures finished higher as well, while short-term European interest rate futures and Eurodollar rate futures finished the month nearly unchanged.

Currencies

The U.S. Dollar continued to strengthen against most other major currencies in August. The U.S. Dollar Index finished the month up 5.7%. The Euro weakened against the U.S. Dollar and finished lower by 6.0%. The British Pound also weakened against the U.S. Dollar, finishing lower by 8.2% for the month. The Australian Dollar and the Canadian Dollar also dropped against their U.S. counterpart, down 9.0% and 3.7% respectively. The Japanese Yen weakened against the U.S. dollar as well, finishing down 0.8%.

Stock Indices

The DJIA finished the month up 1.4%. The S&P 500 Index and the NASDAQ Composite gained as well, finishing up 1.2% and 1.8% respectively for August. Stock indices in Europe finished mixed for the month. FTSE index futures finished higher by 4.7%, CAC-40 futures up 2.0% and DAX index futures finished lower by 1.2%.

Energy

Energy prices have dropped sharply since the beginning of July. Natural gas futures prices for October delivery finished the month lower by 13.9%. Heating oil futures dropped as well, finishing down by 8.6%. Crude oil and gasoline futures prices for October delivery also weakened, finishing lower by 7.3% and 4.3% respectively.

Metals

Gold futures finished the month down 9.5%, settling at $835/oz. Copper futures for September delivery also weakened, finishing lower by 7.0%. Silver, platinum and palladium futures dropped sharply in August, finishing down 23.6%, 15.4% and 20.7% respectively.

Agriculturals

In August, December 2008 futures contracts for corn finished down 3.7%. Soybean and soybean oil futures also weakened, finishing down 5.7% and 8.9% respectively. Wheat futures for December delivery finished down 0.9% and sugar futures for October delivery dropped 8.4% for the month. Rough rice finished the month up 12.2%. Coffee and cocoa futures also strengthened during the month, finishing up 1.8% and 0.2% respectively.

September 2008

Interest Rates

U.S. Treasury officials unveiled an extraordinary takeover of Fannie Mae and Freddie Mac on September 7, putting the government in charge of the two mortgage giants and the $5 trillion in home loans they back. The rescue plan for these two government sponsored enterprises commits the government to provide as much as $100 billion to each company to backstop any shortfalls in capital. On September 17, the Federal Reserve announced that it was taking control of the insurance giant American International Group (“AIG”), in an $85 billion bailout meant to prevent the havoc across international markets that would likely follow the company’s collapse. Struggling to fend off financial market collapse, the Bush administration on September 19, laid out a radical bailout plan to take over a half-trillion dollars or more mortgage backed securities and bad debt from struggling financial institutions. It is the most expensive financial bailout in American history and the most far-reaching government intervention to rescue failing financial institutions since the Great Depression. The FOMC decided to maintain its target for the federal funds rate at 2% for September as the financial markets remained under considerable stress. Short-term U.S. interest rate futures finished higher in September, while long-term U.S. interest rate futures finished lower for the month. European interest rate futures across the entire curve finished higher for the month.

Currencies

The U.S. Dollar continued to strengthen against most other major currencies in September. The U.S. Dollar Index finished the month up 2.7%. The Euro weakened against the U.S. Dollar and finished lower by 3.9%. The British Pound also weakened against the U.S. Dollar, finishing lower by 2.2% for the month. The Australian Dollar also dropped against its U.S. counterpart, down 7.6%. The Japanese Yen strengthened against the U.S. Dollar, finishing up 2.6%, while the Canadian Dollar finished the month nearly unchanged against the U.S. Dollar.

Stock Indices

After the bailout plan was announced on September 19th, investors sent stocks soaring on Wall Street and around the globe. However, the jump was not enough to off-set the drop the latter part of the month. The DJIA finished the month down 6.0%. The S&P 500 Index and the NASDAQ Composite dropped as well, finishing lower by 9.1% and 12.0% respectively. Stock indices in Europe finished lower as well during the month. FTSE index futures finished down 10.7%, CAC-40 futures finished lower by 8.5% and DAX index futures dropped 8.2%.

Energy

Energy prices continued to drop in September. Crude oil futures for November delivery finished the month down 13.1%. Natural gas futures and gasoline futures prices for November delivery finished the month lower by 11.1% and 12.7% respectively. Heating oil futures dropped as well, finishing lower by 10.1%.

Metals

Gold futures for December delivery jumped the latter part of the month to finish higher by 5.5% finishing at $881/oz. Platinum and palladium futures continued to drop sharply during September, finishing down 31.4% and 33.9% respectively. Since the beginning of July, platinum and palladium futures have dropped more than 50%. Copper and silver futures for December delivery also weakened during the month, finishing lower by 15.0% and 10.4% respectively.

Agriculturals

Most agricultural futures contracts finished lower in September. December 2008 futures contracts for soybean and soybean oil weakened, finishing down 21.1% and 17.9% respectively. Corn and wheat futures for December delivery also dropped, finishing 16.7% and 15.1% respectively. Cotton, coffee and sugar futures for December delivery dropped 18.0%, 10.5% and 6.2%.

Market Conditions for Nine Months Ended September 30, 2007

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

Currencies

The U.S. Dollar moved steadily downward against most major currencies in February, with the sole exception being the British Pound, which was only slightly lower. The Japanese Yen was up 1.8% and the Euro increased 1.5% against the U.S. Dollar. The Canadian Dollar climbed 0.6% against the U.S. Dollar and fell 0.9% against the Euro.

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

April 2007

Interest Rates

After falling sharply in the first week of the month, longer-term U.S. interest rate futures were able to recover and finish April slightly higher. Futures at the short end of the curve finished significantly down, however, in recognition that the U.S. economy may not be as weak as the housing sector would indicate. Interest rate futures in Europe fell across the board, narrowing the spread with the U.S. Since the “flight to quality” at the end of February and the first few days of March, European rate futures have fallen steadily, even as European stock indices have climbed to one new record after another.

Currencies

The U.S. Dollar continued to drop in April, finishing lower by 1.8% as measured by the U.S. Dollar Index. The Japanese Yen was down 1.5% and the Euro climbed nearly 2.2% against the U.S. Dollar, driving the Euro/Yen cross rate to a new record high, up 3.6%. The Canadian Dollar skyrocketed nearly 4% against the U.S. Dollar and 1.8% against the Euro.

Stock Indices

European and U.S. stock markets shot past the February highs into new record territory in April. The Dow Jones Industrial Average jumped by 5.7%, its biggest monthly percentage gain since October 2002. Both the S&P 500 and the NASDAQ Composite finished the month up 4.3%. European markets also had stellar months, as DAX futures were up 6.3% and French CAC-40 futures rose nearly 6%.

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

Stock Indices

Stock buyers didn’t miss a beat as the spectacular gains seen in April continued into May. Both U.S. and European stock markets continued to set one new record close after another. The Dow Jones Industrial Average jumped by 4.3% in May to close at a record 13,627. After a nearly seven year long drawdown, the S&P 500 eclipsed its previous highest monthly close set in August 2000, climbing 3.3% to finish the month at 1530.6. European markets also had excellent months, as DAX futures rose 6.3% (duplicating its April performance) and French CAC-40 futures rose nearly 2.6%.

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

Stock Indices

Reflecting climbing oil prices and uncertainty in interest rates, the world’s stock markets remained within a trading range during June. The Dow Jones Industrial Average fell by 1.6% to finish at 13,408. After setting a new record monthly close in May, the S&P 500 retreated by 1.8%. German DAX futures rose 0.6% and French CAC-40 futures fell nearly 1%.

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

July 2007

Interest Rates

As problems related to the U.S. sub-prime mortgage market continued to spread, interest rate futures on both sides of the Atlantic climbed steadily higher in July. Stock markets around the world fell dramatically on July 26th, triggering a corresponding flight-to-quality which accelerated the increase in bond prices. This was particularly notable at the short end of the curve, as traders anticipated a Fed rate cut in response to a tightening credit market.

Currencies

The U.S. Dollar Index fell steadily through most of July, but gained strength with the flight-to-quality later in the month to finish down 1.4%. Many commentators attributed the sharp Japanese Yen increase of 3.8% to an unwinding of the “carry” trade, in which low-yielding currencies are borrowed to invest in high-yielding currencies. For several years the Japanese Yen has been a favorite of carry traders due to the low yield of Japanese bonds. The Euro finished the month up 1.1% against the U.S. Dollar, and down 2.7% against the Yen, ending the string of record highs in the Euro-Yen cross rate. After showing strength earlier in the month, both the Australian Dollar and Canadian Dollar fell in the last few trading sessions to finish little changed.

Stock Indices

The U.S. sub-prime mortgage problems spread and threw a chill into stock markets around the world in July. The Dow Jones Industrial Average fell 2.3% on July 26, its biggest one-day drop since the debacle of February 27th when it fell just over 3%. For the month, the DJIA was down 1.5%, the S&P 500 was down 3.2%, and the NASDAQ Composite fell 2.2%. European markets also had declining months, as DAX futures fell 6% and French CAC-40 futures finished down 5.2%.

Energy

Higher energy prices also contributed to the stock market decline as crude oil climbed 10.2% to $78.21/bbl, a record high daily and monthly closing price. Gasoline fell by 4% and heating oil rose 3.2%. The natural gas market continued to fall, declining 9.9%.

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

August 2007

Interest Rates

The flight-to-quality that started in the late days of July became a full-scale exodus in August, as risk-averse investors flooded into U.S. treasuries. The increase in bond and note prices happened across the entire curve. Traders of 30-day Fed Funds futures, expecting lower short-term rates ahead, drove the contract up to its largest single-month gain in nearly four years. European rate futures were also up across the board, although not to the extent of their American cousins.

Currencies

The important story in August was the dramatic unwinding of the carry trade. Massive carry trade positions that were short Japanese Yen and long higher-yielding currencies were closed out in the first half of the month as traders tried to limit losses and raise capital to cover other losing positions. The culmination was a full-scale rout on August 16 th, when the Australian Dollar had its largest single-day move ever, losing 3.5% against the Dollar and 5.8% against the Japanese Yen. Against the Dollar, the Yen gained 2.5% during the month and the Euro was off by 0.4%. The Canadian Dollar was up 1% against the U.S. Dollar and 1.4% against the Euro.

Stock Indices

Although bedlam in the financial markets continued through much of August, U.S. stock markets recovered from early losses to finish slightly up on the month. The S&P 500 was down nearly 6% intraday on August 16th, but recovered to finish the day higher and the month higher by 1.3%. Similarly, the Dow Jones Industrial Average was up 1.1% and the NASDAQ Composite gained 2%. While DAX futures were higher by 1.9%, French CAC-40 futures finished lower by 1.3%.

Energy

In the face of financial market gridlock and possible recession ahead, crude oil futures finished off 4.6%, although even this was a strong recovery from the mid-month losses of nearly 11%. Heating oil was down 3.9%, and natural gas fell by 14.8%.

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

Currencies

The dominant theme of September was the general decline of the U.S. Dollar. The U.S. Dollar Index finished down 3.8%, setting a new all-time record low. Recovering from a devastating pullback in August, the Australian Dollar rose 8.4% against the U.S. Dollar, it’s largest single-month gain of the last 30 years. Also against the U.S. Dollar, the Euro was up 4.7%, the British Pound gained 1.5%, and the Japanese Yen picked up 0.8%. The Canadian Dollar was up 6.4% against its U.S. counterpart and 1.6% against the Euro.

Stock Indices

After the Fed’s surprise 0.5% lowering of the Fed Funds rate on September 18, stock indices in the U.S. and Europe strengthened, shaking off the fears of the earlier two months. The Dow Jones Industrial Average gained nearly 538 points, or 4%, during the month to finish at 13,896, a new record high monthly close. The S&P 500 tacked on 3.6%, and the NASDAQ Composite was up 4.1%. DAX futures gained 2.2% and CAC-40 futures were up 0.5%.

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

Balanced Series

2008

The Balanced Series – Class 1 Net Asset Value gained 11.4% for the nine months ended September 30, 2008, net of fees and expenses; the Balanced Series – Class 1a Net Asset Value gained 11.3% for the nine months ended September 30, 2008, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value gained 14.0% for the nine months ended September 30, 2008, net of fees and expenses; the Balanced Series – Class 2a Net Asset Value gained 13.8% for the nine months ended September 30, 2008, net of fees and expenses.

For the nine months ended September 30, 2008, the Balanced Series recorded net gain on investments of $53,573,074, net interest of $1,030,977, and total expenses of $16,074,174, resulting in a net increase in Owners’ capital from operations of $28,865,812 after minority interests of ($ 9,664,065). The Net Asset Value per Unit, Class 1, increased from $101.46 at December 31, 2007, to $113.04 at September 30, 2008. For Class 1a, the Net Asset Value per Unit increased from $90.90 at December 31, 2007, to $101.18 at September 30, 2008. The Net Asset Value per Unit, Class 2, increased from $112.00 at December 31, 2007, to $127.66 September 30, 2008. For Class 2a, the Net Asset Value per Unit increased from $95.47 at December 31, 2007, to $108.67 at September 30, 2008. Total Class 1 subscriptions and redemptions for the nine months were $29,380,651 and $37,572,590, respectively. Total Class 1a subscriptions and redemptions for the nine month period were $839,065 and $755,956, respectively. Total Class 2 subscriptions and redemptions for the nine months were $7,116,211 and $7,149,357, respectively. Total Class 2a subscriptions and redemptions for the nine month period were $575,073 and $130,400, respectively. Ending capital at September 30, 2008, was $218,322,458 for Class 1, $6,342,839 for Class 1a, $52,232,182 for Class 2 and $1,855,876 for Class 2a. At December 31, 2007, ending capital was $204,740,748 for Class 1, $5,638,500 for Class 1a, $45,954,042 for Class 2 and $1,251,556 for Class 2a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2008, for additional information regarding these sectors.

Sector Attribution for the Balanced Series

2007

The Balanced Series – Class 1 Net Asset Value lost 6.3% for the nine months ended September 30, 2007, net of fees and expenses; the Balanced Series – Class 1a Net Asset Value lost 6.6% for the nine months ended September 30, 2007, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value lost 4.2% for the nine months ended September 30, 2007, net of fees and expenses; the Balanced Series – Class 2a Net Asset Value lost 4.6% for the nine months ended September 30, 2007, net of fees and expenses.

For the nine months ended September 30, 2007, the Balanced Series recorded net loss on investments of $5,293,599, net interest of $5,336,620, and total expenses of $14,538,104, resulting in a net decrease in Owners’ capital from operations of $17,699,429 after minority interests of ($3,204,346). The Net Asset Value per Unit, Class 1, decreased from $106.66 at December 31, 2006, to $99.90 at September 30, 2007. For Class 1a, the Net Asset Value per Unit decreased from $95.97 at December 31, 2006, to $89.59 at September 30, 2007. The Net Asset Value per Unit, Class 2, decreased from $114.24 at December 31, 2006, to $109.42 at September 30, 2007. For Class 2a, the Net Asset Value per Unit decreased from $97.88 at December 31, 2006, to $93.37 at September 30, 2007. Total Class 1 subscriptions and redemptions for the nine months were $41,472,701 and $35,727,692, respectively. Total Class 1a subscriptions and redemptions for the nine month period were $2,321,287 and $707,927, respectively. Total Class 2 subscriptions and redemptions for the nine months were $10,615,337 and $8,632,977, respectively. Total Class 2a subscriptions and redemptions for the nine month period were $799,760 and $14,830, respectively. Ending capital at September 30, 2007, was $215,284,414 for Class 1, $5,476,778 for Class 1a, $48,280,484 for Class 2 and $1,391,526 for Class 2a. At December 31, 2006, ending capital was $224,559,900 for Class 1, $4,203,865 for Class 1a, $48,581,401 for Class 2 and $661,806 for Class 2a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2007, for additional information regarding these sectors.

Sector Attribution for the Balanced Series

Winton Series

2008

The Winton Series – Class 1 Net Asset Value gained 3.5% for the nine months ended September 30, 2008, net of fees and expenses; the Winton Series – Class 2 Net Asset Value gained 5.8% for the nine months ended September 30, 2008, net of fees and expenses.

For the nine months ended September 30, 2008, the Winton Series recorded net gain on investments of $2,540,101, net interest of $240,620, and total expenses of $4,083,913, resulting in a net increase in Owners’ capital from operations of $1,036,414 after minority interests of 2,339,606. The Net Asset Value per Unit, Class 1, increased from $113.83 at December 31, 2007, to $117.78 as of September 30, 2008. The Net Asset Value per Unit, Class 2, increased from $118.61 at December 31, 2007, to $125.52 as of September 30, 2008. Total Class 1 subscriptions for the nine months were $25,371,264 and redemptions were $3,262,611. Total Class 2 subscriptions and redemptions for the nine month period were $0, and $276,678, respectively. Ending capital at September 30, 2008, was $58,196,947 for Class 1 and $10,710,603 for Class 2. Ending capital at December 31, 2007, was $35,664,260 for Class 1 and $10,374,901 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2008, for additional information regarding these sectors.

Sector Attribution for the Winton Series

2007

The Winton Series – Class 1 Net Asset Value gained 3.8% for the nine months ended September 30, 2007, net of fees and expenses; the Winton Series – Class 2 Net Asset Value gained 6.1% for the nine months ended September 30, 2007, net of fees and expenses.

For the nine months ended September 30, 2007, the Winton Series recorded net gain on investments of $2,960,151, net interest of $348,832, and total expenses of $1,019,121, resulting in a net increase in Owners’ capital from operations of $2,289,862. The Net Asset Value per Unit, Class 1, increased from $105.65 at December 31, 2006, to $109.63 as of September 30, 2007. The Net Asset Value per Unit, Class 2, increased from $106.81 at December 31, 2006, to $113.35 as of September 30, 2007. Total Class 1 subscriptions for the nine months were $23,276,846 and redemptions were $475,804. Total Class 2 subscriptions and redemptions for the nine month period were $9,328,823, and $149,798, respectively. Ending capital at September 30, 2007, was $24,473,587 for Class 1 and $10,443,987 for Class 2. Ending capital at December 31, 2006, was $356,924 for Class 1 and $290,721 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2007, for additional information regarding these sectors.

Sector Attribution for the Winton Series

Campbell/Graham/Tiverton Series

2008

The Campbell/Graham/Tiverton Series – Class 1 Net Asset Value gained 6.1% for the nine months ended September 30, 2008, net of fees and expenses; the Campbell/Graham/Tiverton Series – Class 2 Net Asset Value gained 8.5% for the nine months ended September 30, 2008, net of fees and expenses.

For the nine months ended September 30, 2008, the Campbell/Graham/Tiverton Series recorded net gain on investments of $9,421,439, net interest of $236,839, and total expenses of $4,054,096, resulting in a net increase in Owners’ capital from operations of $3,783,455 after minority interests of ($1,820,727). The Net Asset Value per Unit, Class 1, increased from $91.90 at December 31, 2007, to $97.46 as of September 30, 2008. The Net Asset Value per Unit, Class 2, increased from $100.20 at December 31, 2007, to $108.68 as of September 30, 2008. Total Class 1 subscriptions for the nine months ended September 30, 2008, were $9,952,791 and redemptions were $9,401,137. Total Class 2 subscriptions and redemptions for the nine months ended September 30, 2008, were $1,207,453, and $1,188,714, respectively. Ending capital at September 30, 2008, was $59,386,945 for Class 1 and $6,317,807 for Class 2. Ending capital at December 31, 2007, was $55,530,902 for Class 1 and $5,820,002 for Class 2.

The Campbell/Graham/Tiverton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2008, for additional information regarding these sectors.

Sector Attribution for the Campbell/Graham/Tiverton Series

2007

The Campbell/Graham/Tiverton Series – Class 1 Net Asset Value lost 3.5% for the nine months ended September 30, 2007, net of fees and expenses; the Campbell/Graham/Tiverton Series – Class 2 Net Asset Value lost 1.3% for the nine months ended September 30, 2007, net of fees and expenses.

For the nine months ended September 30, 2007, the Campbell/Graham/Tiverton Series recorded net gain on investments of $1,587,586, net interest of $1,257,035, and total expenses of $3,423,594, resulting in a net decrease in Owners’ capital from operations of $1,638,960 after minority interests of ($1,059,987). The Net Asset Value per Unit, Class 1, decreased from $96.27 at December 31, 2006, to $92.94 as of September 30, 2007. The Net Asset Value per Unit, Class 2, decreased from $101.86 at December 31, 2006, to $100.56 as of September 30, 2007. Total Class 1 subscriptions for the nine months ended September 30, 2007, were $11,334,248 and redemptions were $5,006,653. Total Class 2 subscriptions and redemptions for the nine months ended September 30, 2007, were $1,062,018, and $2,981,448, respectively. Ending capital at September 30, 2007, was $53,457,823 for Class 1 and $5,504,863 for Class 2. Ending capital at December 31, 2006, was $48,843,314 for Class 1 and $7,350,167 for Class 2.

The Campbell/Graham/Tiverton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2007, for additional information regarding these sectors.

Sector Attribution for the Campbell/Graham/Tiverton Series

Currency Series

2008

The Currency Series – Class 1 Net Asset Value lost 4.9% for the nine months ended September 30, 2008, net of fees and expenses; the Currency Series – Class 2 Net Asset Value lost 2.8% for the nine months ended September 30, 2008, net of fees and expenses.

For the nine months ended September 30, 2008, the Currency Series recorded net loss on investments of ($481,516), net interest of $68,817, and total expenses of $471,482, resulting in a net decrease in Owners’ capital from operations of ($884,181). The Net Asset Value per Unit, Class 1, decreased from $100.66 at December 31, 2007, to $95.71 as of September 30, 2008. The Net Asset Value per Unit, Class 2, decreased from $111.00 at December 31, 2007, to $107.94 as of September 30, 2008. Total Class 1 subscriptions and redemptions for the nine months ending September 30, 2008 were $4,127,682, and $1,256,918, respectively. Total Class 2 subscriptions and redemptions for the nine months ending September 30, 2008, were $2,149,750 and $261,786, respectively. Ending capital at September 30, 2008, was $11,966,129 for Class 1 and $2,500,424 for Class 2. Ending capital at December 31, 2007, was $9,791,812 for Class 1 and $800,194 for Class 2.

The Currency Series may have both long and short exposure to the Currencies sector only. See comments above under Market Conditions for Nine Months Ended September 30, 2008, for additional information regarding these sectors.

Because all returns are from the Currencies sector, there are no Sector Attribution charts for the Currency Series.

2007

The Currency Series – Class 1 Net Asset Value gained 2.3% for the nine months ended September 30, 2007, net of fees and expenses; the Currency Series – Class 2 Net Asset Value gained 4.6% for the nine months ended September 30, 2007, net of fees and expenses.

For the nine months ended September 30, 2007, the Currency Series recorded net gain on investments of $151,031, net interest of $350,284, and total expenses of $330,826, resulting in a net increase in Owners’ capital from operations of $170,489. The Net Asset Value per Unit, Class 1, increased from $101.16 at December 31, 2006, to $103.48 as of September 30, 2007. The Net Asset Value per Unit, Class 2, increased from $108.23 at December 31, 2006, to $113.22 as of September 30, 2007. Total Class 1 subscriptions and redemptions for the nine months ending September 30, 2007 were $3,277,772, and $560,151, respectively. Total Class 2 subscriptions and redemptions for the nine months ending September 30, 2007, were $1,107,900 and $283,430, respectively. Ending capital at September 30, 2007, was $9,765,104 for Class 1 and $1,334,103 for Class 2. Ending capital at December 31, 2006, was $6,891,891 for Class 1 and $494,736 for Class 2.

The Currency Series may have both long and short exposure to the Currencies sector only. See comments above under Market Conditions for Nine Months Ended September 30, 2007, for additional information regarding these sectors.

Because all returns are from the Currencies sector, there are no Sector Attribution charts for the Currency Series.

Winton/Graham Series

2008

The Winton/Graham Series – Class 1 Net Asset Value gained 9.7% for the nine months ended September 30, 2008, net of fees and expenses; the Winton/Graham Series – Class 2 Net Asset Value gained 12.2% for the nine months ended September 30, 2008, net of fees and expenses.

For the nine months ended September 30, 2008, the Winton/Graham Series recorded net gain on investments of $1,106,158, net interest of $47,920, and total expenses of $1,102,623, resulting in a net increase in Owners’ capital from operations of $51,455. The Net Asset Value per Unit, Class 1, increased from $95.04 at December 31, 2007, to $104.30 as of September 30, 2008. The Net Asset Value per Unit, Class 2, increased from $104.37 at December 31, 2007, to $117.15 as of September 30, 2008. Total Class 1 subscriptions and redemptions for the nine months were $18,543,048 and $909,697, respectively. Total Class 2 subscriptions and redemptions for the nine months were $9,144,068 and $45,673, respectively. Ending capital at September 30, 2008, was $23,765,244 for Class 1 and $10,886,940 for Class 2. Ending capital at December 31, 2007, was $6,060,207 for Class 1 and $1,808,776 for Class 2.

The Winton/Graham Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2008, for additional information regarding these sectors.

Sector Attribution for the Winton/Graham Series

2007

The Winton/Graham Series – Class 1 Net Asset Value gained 9.3% for the nine months ended September 30, 2007, net of fees and expenses; the Winton/Graham Series – Class 2 Net Asset Value gained 11.8% for the nine months ended September 30, 2007, net of fees and expenses.

For the nine months ended September 30, 2007, the Winton/Graham Series recorded net gain on investments of $983,847, net interest of $161,970, and total expenses of $470,633, resulting in a net increase in Owners’ capital from operations of $675,184. The Net Asset Value per Unit, Class 1, increased from $84.70 at December 31, 2006, to $92.58 as of September 30, 2007. The Net Asset Value per Unit, Class 2, increased from $90.25 at December 31,

2006, to $100.89 as of September 30, 2007. Total Class 1 subscriptions and redemptions for the nine months were $565,129 and $1,497,728, respectively. Total Class 2 subscriptions and redemptions for the nine months ended September 30, 2007 were $16,000 and $555,334, respectively. Ending capital at September 30, 2007, was $5,503,259 for Class 1 and $1,740,824 for Class 2. Ending capital at December 31, 2006, was $5,991,337 for Class 1 and $2,049,495 for Class 2.

The Winton/Graham Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2007, for additional information regarding these sectors.

Sector Attribution for the Winton/Graham Series

Long Only Commodity Series

2008

The Long Only Commodity Series – Class 1 Net Asset Value lost 2.2% for the nine months ended September 30, 2008, net of fees and expenses; the Long Only Commodity Series – Class 2 Net Asset Value lost 0.7% for the nine months ended September 30, 2008, net of fees and expenses.

For the nine months ended September 30, 2008, the Long Only Commodity Series recorded net loss on investments of ($342,421), net interest of $91,076, and total expenses of $174,552, resulting in a net decrease in Owners’ capital from operations of ($425,897). The Net Asset Value per Unit, Class 1, decreased from $110.79 at December 31, 2007 to $108.34 as of September 30, 2008. The Net Asset Value per Unit, Class 2, decreased from $115.04 at December 31, 2007, to $114.21 as of September 30, 2008. Total Class 1 subscriptions and redemptions for the nine months were $1,931,482 and $851,824, respectively. Total Class 2 subscriptions and redemptions for the nine months were $901,500 and $24,534, respectively. Ending capital at September 30, 2008, was $5,559,860 for Class 1 and $1,000,935 for Class 2. Ending capital at December 31, 2007, was $4,730,889 for Class 1 and $299,179 for Class 2

The Long Only Commodity Series may have long-only exposure in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2008, for additional information regarding these sectors.

The Long Only Commodity Series invests approximately equally in the Jefferies Commodity Performance Index and the Reuters/Jefferies CRB Index. There are no Sector Attribution charts for the Long Only Commodity Series.

2007

The Long Only Commodity Series – Class 1 Net Asset Value gained 7.9% for the nine months ended September 30, 2007, net of fees and expenses; the Long Only Commodity Series – Class 2 Net Asset Value gained 9.5% for the nine months ended September 30, 2007, net of fees and expenses.

For the nine months ended September 30, 2007, the Long Only Commodity Series recorded net gain on investments of $182,272, net interest of $470,960, and total expenses of $282,484, resulting in a net increase in Owners’ capital from operations of $370,748. The Net Asset Value per Unit, Class 1, increased from $95.45 at December 31, 2006 to $102.98 as of September 30, 2007. The Net Asset Value per Unit, Class 2, increased from $97.13 at December 31, 2006, to $106.37 as of September 30, 2007. Total Class 1 subscriptions and redemptions for the nine months were $1,195,438 and $1,454,030, respectively. Total Class 2 subscriptions and redemptions for the nine months were $146,183 and $35,288, respectively. Ending capital at September 30, 2007, was $4,417,916 for Class 1 and $242,000 for Class 2. Ending capital at December 31, 2006, was $4,321,464 for Class 1 and $115,401 for Class 2.

The Long Only Commodity Series may have long-only exposure in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2007, for additional information regarding these sectors.

The Long Only Commodity Series invests approximately equally in the Jefferies Commodity Performance Index and the Reuters/Jefferies CRB Index. There are no Sector Attribution charts for the Long Only Commodity Series.

Long/Short Commodity Series

2008

The Long/Short Commodity Series – Class 1 Net Asset Value gained 2.9% for the nine months ended September 30, 2008, net of fees and expenses; the Long/Short Commodity Series – Class 2 Net Asset Value gained 5.2% for the nine months ended September 30, 2008, net of fees and expenses.

For the nine months ended September 30, 2008, the Long/Short Commodity Series recorded net gain on investments of $12,531,194, net interest of $681,270, and total expenses of $3,742,359, resulting in a net decrease in Owners’ capital from operations of ($46,703) after minority interests of ($9,516,808). The Net Asset Value per Unit, Class 1, increased from $101.47 at December 31, 2007, to $104.39 as of September 30, 2008. The Net Asset Value per Unit, Class 2, increased from $107.19 at December 31, 2007, to $112.78 as of September 30, 2008. Total Class 1 subscriptions and redemptions for the nine months were $24,853,677 and $4,356,405, respectively. Total Class 2 subscriptions and redemptions for the nine months were $7,073,727 and $240,913, respectively. Ending capital at September 30, 2008, was $51,589,347 for Class 1 and $10,445,672 for Class 2. Ending capital at December 31, 2007, was $31,092,746 for Class 1 and $3,658,890 for Class 2.

The Long/Short Commodity Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2008, for additional information regarding these sectors.

Sector Attribution for the Long/Short Commodity Series

2007

The Long/Short Commodity Series – Class 1 Net Asset Value lost 0.4% for the nine months ended September 30, 2007, net of fees and expenses; the Long/Short Commodity Series – Class 2 Net Asset Value gained 1.8% for the nine months ended September 30, 2007, net of fees and expenses.

For the nine months ended September 30, 2007, the Long/Short Commodity Series recorded net loss on investments of $3,055,236, net interest of $776,033, and total expenses of $1,914,562, resulting in a net decrease in Owners’ capital from operations of $101,986 after minority interests of $4,091,779. The Net Asset Value per Unit, Class 1, decreased from $100.42 at December 31, 2006, to $99.97 as of September 30, 2007. The Net Asset Value per Unit, Class 2, increased from $102.93 at December 31, 2006, to $104.79 as of September 30, 2007. Total Class 1 subscriptions and redemptions for the nine months were $15,534,164 and $4,145,451, respectively. Total Class 2 subscriptions and redemptions for the nine months were $999,498 and $471,530, respectively. Ending capital at September 30, 2007, was $30,701,168 for Class 1 and $3,289,604 for Class 2. Ending capital at December 31, 2006, was $19,478,595 for Class 1 and $2,697,482 for Class 2.

The Long/Short Commodity Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2007, for additional information regarding these sectors.

Sector Attribution for the Long/Short Commodity Series

Managed Futures Index Series

2008

The Managed Futures Index Series – Class 1 Net Asset Value gained 2.2% for the nine months ended September 30, 2008, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value gained 3.6% for the nine months ended September 30, 2008, net of fees and expenses.

For the nine months ended September 30, 2008 the Managed Futures Index Series recorded a net gain on investments of $2,942, net interest of $20,959, and total expenses of $43,838, resulting in a net decrease in Owners’ capital from operations of ($19,937). The Net Asset Value per Unit, Class 1, increased from $100.59 at December 31, 2007, to $102.76 as of September 30, 2008. The Net Asset Value per Unit, Class 2, increased from $104.42 at December 31, 2007, to $108.21 as of September 30, 2008. Total Class 1 subscriptions and redemptions for the nine months were $1,280,605 and $350,116, respectively. Total Class 2 subscriptions and redemptions for the nine months were $435,930 and $15,877, respectively. Ending capital at September 30, 2008, was $1,534,248 for Class 1 and $753,806 for Class 2. Ending capital at December 31, 2007, was $621,740 for Class 1 and $335,709 for Class 2.

The Managed Futures Index Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2008, for additional information regarding these sectors.

Sector Attribution for the Managed Futures Index Series

2007

The Managed Futures Index Series – Class 1 Net Asset Value gained 0.1% for the nine months ended September 30, 2007, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value gained 1.6% for the nine months ended September 30, 2007, net of fees and expenses.

For the nine months ended September 30, 2007 the Managed Futures Index Series recorded a net loss on investments of $35,005, net interest of $157,607, and total expenses of $111,998, resulting in a net increase in Owners’ capital from operations of $10,604. The Net Asset Value per Unit, Class 1, increased from $96.75 at December 31, 2006, to $96.85 as of September 30, 2007. The Net Asset Value per Unit, Class 2, increased from $98.43 at December 31, 2006, to $100.03 as of September 30, 2007. Total Class 1 subscriptions and redemptions for the nine months were $231,448 and $121,237, respectively. Total Class 2 subscriptions for the nine months ended September 30, 2007 were $32,400. There were no redemptions. Ending capital at September 30, 2007, was $617,971 for Class 1 and $87,973 for Class 2. Ending capital at December 31, 2006, was $500,070 for Class 1 and $52,659 for Class 2.

The Managed Futures Index Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2007 for additional information regarding these sectors.

Sector Attribution for the Managed Futures Index Series

Critical Accounting Policies and Estimates

The financial statements of the Trust in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update the Trust’s 2007 Annual Report on Form 10-K (“Form 10-K”). These financial statements do not include all of the information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods. Accordingly, they should be read in conjunction with the financial information contained in the Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of results that may be expected for the full year or any future period.

The Trust’s critical accounting policies and related estimates and judgments underlying the financial statements are as identified below.

Investment and Swap Transactions and Valuation—The Trust records investment transactions on a trade date basis and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) and unrealized equity in earnings on investments in affiliated Series in the Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates may be required in determining fair value in the absence of an active market closing price.

Allocation of Trading Profits or Losses—Each Series of the Trust offers two classes of Units – Class 1 and Class 2. All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that Class 1 Units of each Series bear certain expenses related to the servicing of such Units. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading profits and losses of each Series are allocated daily to Class 1 and Class 2 Units based on each Class’ relative owners’ capital balance.

Each Series allocates funds to a subsidiary Trading Company, or Trading Companies, of the Trust. Each Trading Company allocates all of its daily trading profits or losses to the Series in proportion to each Series’ funds allocated to the Trading Company, adjusted on a daily basis. As of September 30, 2008, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

Interest Income—Interest income from all sources, including assets held at clearing brokers and cash and cash equivalents held at banks, is aggregated and allocated across all Series in proportion to their daily NAV.

In applying these policies, the Managing Owner may make judgments that can frequently require estimates about matters that are inherently uncertain.

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. Each Trading Company trades in futures, forward and Swaps and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions held by a Trading Company in respect of any Series at the same time, and if the Trading Advisor(s) of such Trading Company are unable to offset such futures interests positions, such Trading Company could lose all of its assets and the holders of Units of such Series would realize a 100% loss. The Managing Owner seeks to minimize market risk through real-time monitoring of open positions and the level of diversification of each Trading Advisor’s portfolio. It is anticipated that any Trading Advisor’s margin-to-equity ratio will typically not exceed approximately 35% although the actual ratio could be higher or lower from time to time.

In addition to market risk, trading futures, forward contracts and Swaps entails credit risk in that a counterparty will not be able to meet its obligations to a Trading Company. The counterparty for futures contracts traded in the U.S. and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. Some non-U.S. exchanges, in contrast to U.S. exchanges are principals’ markets in which performance is the responsibility only of the individual counterparty with whom the Trading Company has entered into the transaction with and not of the exchange or clearing corporation. In these kinds of markets, there is risk of bankruptcy or other failure or refusal to perform by the counterparty.

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

To manage the counterparty credit risk associated with all cash management and trading counterparties with whom the Trust does business, the Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. See Part I, Item 8, Notes to Financial Statements as of September 30, 2008, Off-Balance Sheet Risk.

Contractual Obligations

None.

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

Exchange initial margin requirements have been used by the Trust as the measure of its value at risk. Initial margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% to 99% of any one-day interval. The initial margin levels are established by brokers, dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of September 30, 2008 and December 31, 2007. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Balanced Series:

	September 30, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,682,478	0.6%	$4,141,800	1.6%
Currencies	$4,443,295	1.6%	$12,550,205	4.9%
Stock Indices	$4,153,705	1.5%	$16,386,874	6.4%
Metals	$191,226	0.1%	$2,218,094	0.9%
Agriculturals/Softs	$961,273	0.3%	$5,268,753	2.0%
Energy	$965,716	0.3%	$2,427,354	0.9%
Total:	$12,397,693	4.4%	$42,993,080	16.7%

Winton Series:

	September 30, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,200,141	1.7%	$926,827	2.0%
Currencies	$1,142,304	1.7%	$912,891	2.0%
Stock Indices	$608,245	0.9%	$396,460	0.9%
Metals	$37,177	0.1%	$321,324	0.7%
Agriculturals/Softs	$157,345	0.2%	$458,927	1.0%
Energy	$252,484	0.4%	$285,114	0.6%
Total:	$3,397,696	5.0%	$3,301,543	7.2%

Currency Series:

	September 30, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$0	0%	$0	0%
Currencies	$307,126	2.1%	$1,416,836	13.4%
Stock Indices	$0	0%	$0	0%
Metals	$0	0%	$0	0%
Agriculturals/Softs	$0	0%	$0	0%
Energy	$0	0%	$0	0%
Total:	$307,126	2.1%	$1,416,836	13.4%

Winton/Graham Series:

	September 30, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$742,706	2.1%	$12,456	0.2%
Currencies	$1,000,511	2.9%	$528,103	6.7%
Stock Indices	$706,458	2.0%	$41,051	0.5%
Metals	$26,558	0.1%	$19,450	0.2%
Agriculturals/Softs	$35,072	0.1%	$12,621	0.2%
Energy	$161,037	0.5%	$15,508	0.2%
Total:	$2,672,342	7.7%	$629,189	8.0%

Campbell/Graham/Tiverton Series:

	September 30, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$962,198	1.5%	$1,069,340	1.7%
Currencies	$1,927,157	2.9%	$6,743,483	11.0%
Stock Indices	$1,418,694	2.2%	$2,393,573	3.9%
Metals	$50,087	0.1%	$528,218	0.9%
Agriculturals/Softs	$176,548	0.3%	$54,560	0.1%
Energy	$324,850	0.5%	$364,034	0.6%
Total:	$4,859,534	7.5%	$11,153,208	18.2%

Long Only Commodity Series:

	September 30, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	—	0.0%	—	0.0%
Currencies	—	0.0%	—	0.0%
Stock Indices	—	0.0%	—	0.0%
Metals	$164,650	2.5%	$120,000	2.4%
Agriculturals/Softs	$233,254	3.6%	$170,000	3.4%
Energy	$288,136	4.4%	$210,000	4.2%
Total:	$686,040	10.5%	$500,000	10.0%

Long/Short Commodity Series:

	September 30, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$161,041	0.3%	$64,368	0.2%
Currencies	—	0.0%	$31,556	0.1%
Stock Indices	$165,070	0.3%	$65,182	0.2%
Metals	$655,403	1.1%	$182,014	0.5%
Agriculturals/Softs	$1,556,420	2.5%	$1,147,408	3.3%
Energy	$2,025,137	3.3%	$362,885	1.0%
Total:	$4,563,071	7.5%	$1,853,413	5.3%

Managed Futures Index Series:

	September 30, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$28,812	1.3%	$15,078	1.6%
Currencies	$87,025	3.8%	$32,901	3.4%
Stock Indices	$63,412	2.8%	$4,399	0.5%
Metals	—	0.0%	$6,421	0.7%
Agriculturals/Softs	$13,700	0.6%	$6,504	0.7%
Energy	$15,466	0.7%	$7,777	0.8%
Total:	$208,415	9.2%	$73,080	7.7%

(1)	As of September 30, 2008, the Balanced Series was invested in the Currency Series. The Balanced Series effective ownership in this Series as of September 30, 2008, was 50.1%. Including its investment in this Series, total value at risk for the Balanced Series would be $12,551,415, or 4.5% of capitalization as of September 30, 2008.
(2)	As of September 30, 2008, the Balanced Series was invested in a Swap with a notional value of $105,883,707. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(3)	As of September 30, 2008, the Currency Series was invested in a Swap with a notional value of $27,313,183. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of September 30, 2008, by market sector.

Interest rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-8 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-8 interest rates will remain the primary market exposure of each Trading Company and accordingly each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. The first two percent (2.0%) of interest income per annum earned by the Trust for the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham/Tiverton Series, Currency Series and Winton/Graham Series is paid to the Managing Owner. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized income interest and 0.75%. Interest income above 2.0% per these Series is retained by the Series. Interest income earned by the Trust for the Balanced Series (Class 1a and 2a), Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series is allocated twenty percent (20.0%) being paid to the Managing Owner and eighty percent (80.0%) retained by these Series.

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

The Trading Advisors’ positions are subject to speculative limits. The Commodity Futures Trading Commission and domestic exchanges have established speculative position limits on the maximum futures position which any person, or group of persons acting in concert, may hold or control in particular futures contracts or options on futures contracts traded on U.S. commodity exchanges. Under current regulations, other accounts of the Trading Advisors are combined with the positions held by them on behalf of the applicable Trading Company for position limit purposes. This trading could preclude additional trading in these commodities by the Trading Advisors for the accounts of the Series.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design of its disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, disclosure controls and procedures were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust required to be included in the Trust’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes made in internal controls during this reporting period that have materially affected or are reasonably likely to materially affect the Trust’s internal controls or financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors relating to The Frontier Fund from those previously disclosed in the Trust’s Annual Report on Form 10-K for its fiscal year ended December 31, 2007, under the caption “Item 1A. Risk Factors.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.2	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents**

1.3	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.4	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.6	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents ****

1.7	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the Prospectus as Exhibit A)****

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)****

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)****

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)****

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)****

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)****

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)****

10.1	Form of Amended and Restated Escrow Agreement among the Registrant, Equinox Fund Management, LLC, Bornhoft Group Securities Corporation and the U.S. Bank National Association, Denver Colorado***

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC*

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London***

10.25	Form of Brokerage Agreement between each Trading Company and Fimat USA, LLC+

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor****

10.31	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Long Only Commodity Series of the Registrant***

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Equinox Fund Management, LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Equinox Fund Management, LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.36	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Managed Futures Index Series of the Registrant***

10.37	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Balanced Series of the Registrant ++

10.4	Form of Cash Management Agreement between Equinox Fund Management, LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Equinox Fund Management, LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.2	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.3	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.4	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.5	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.6	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.7	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.8	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.9	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.10	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.11	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.12	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.13	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.14	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.15	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.16	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.17	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.18	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.
**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.
***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.
****	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the second post-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.
+	Previously filed as like-numbered exhibit to Form 10-Q for the period ended September 30, 2007.
++	Previously filed as like-numbered exhibit to Form 10-Q for the period ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Frontier Fund
(Registrant)

Date: November 7, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Balanced Series,
a Series of The Frontier Fund
(Registrant)

Date: November 7, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton/Graham Series,
a Series of The Frontier Fund
(Registrant)

Date: November 7, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton Series,
a Series of The Frontier Fund
(Registrant)

Date: November 7, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Campbell/Graham/Tiverton Series,
a Series of The Frontier Fund
(Registrant)

Date: November 7, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Currency Series,
a Series of The Frontier Fund
(Registrant)

Date: November 7, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long Only Commodity Series,
a Series of The Frontier Fund
(Registrant)

Date: November 7, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long/Short Commodity Series,
a Series of The Frontier Fund
(Registrant)

Date: November 7, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Index Series,
a Series of The Frontier Fund
(Registrant)

Date: November 7, 2008	By:	/s/ Brent Bales
Brent Bales
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund