Form 10-K/A
period 2007-12-31
FRONTIER FUND; BALANCED SERIES, a series of The Frontier Fund; WINTON/GRAHAM SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; CAMPBELL/GRAHAM/TIVERTON SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; LONG ONLY COMMODITY SERIES, a series of The Frontier Fund; FRONTIER LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; MANAGED FUTURES INDEX SERIES, a series of The Frontier Fund; DUNN SERIES, a Series of The Frontier Fund
filed 2008-11-28
CIK 1261379, 1389122, 1389123, 1389124, 1389125, 1389126, 1389127, 1389128, 1389129, 1393644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

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

Documents Incorporated by Reference

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) is filed by The Frontier Fund (the “Trust” or the “Registrant”) to amend the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2008 (the “2007 10-K”). The purpose of this Annual Report on Form 10-K/A is to amend Part II, Item 9A and Part III, Item 10 of the 2007 10-K.

The complete text of Item 9A of Part II and Item 10 of Part III is set forth herein.

Below is a summary of the principal amendments to those Items:

Part II

Item 9A. Controls and Procedures.

•

This Item has been amended to clarify that management’s evaluations and assessments of disclosure controls and procedures and internal control over financial reporting were made not only with respect to the Trust but also with respect to each individual series of its units of beneficial interest.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

•	Robert J. Enck’s biography has been amended to reflect that he is a member of the managing committee of the Managing Owner of the Trust, Equinox Fund Management, LLC, or the Executive Committee.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “ Exchange Act”), new certifications by the principal executive officer and principal financial officer of the Managing Owner of the Trust are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 9A and 10 of our 2007 10-K have been amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on March 18, 2008 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2007 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

Part II

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended) for the Trust and each Series as of December 31, 2007 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

Report on Management’s Assessment of Internal Control over Financial Reporting

The management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting by the Trust. The Managing Owner’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The internal control over financial reporting for the Trust and each Series includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of the management of the Managing Owner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements of the Trust or any Series.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2007, the internal control over financial reporting for the Trust and each Series is effective based on the criteria established in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Trust to provide only management’s report in this annual report.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Trust has no directors or executive officers and also does not have any employees. The Trust is managed solely by Equinox Fund Management, LLC, a Delaware limited liability company formed in June 2003, in its capacity as managing owner. The Managing Owner became registered with the CFTC as a commodity pool operator, or a CPO, as of August 6, 2003, and has been a member in the National Futures Association (the “NFA”), in such capacity since that date.

Principals of the Managing Owner

The current officers and directors of the Managing Owner are as follows:

Robert J. Enck, born in 1962, is the President and Chief Executive Officer of the Managing Owner and a member of the managing committee of the Managing Owner, or the Executive Committee. Mr. Enck is pending registration as a principal and an associated person of the Managing Owner since March 14, 2007. Mr. Enck joined the Managing Owner on March 1, 2007, with more than twenty years of extensive management and entrepreneurial experience with companies ranging from large corporations such as Bristol-Myers Squibb to fast-growing venture-funded organizations. Most recently, from March 2003 to March 2007, he served as Senior Managing Director with The Hermes Group LLC, a merchant banking and corporate advisory firm providing strategic advisory services including, interim executive management, business valuations, and acquisition and divestiture services. Prior to that, from March 2001 to March 2003, Mr. Enck served as Chief Executive Officer of Beansprout Networks and GM-VP of Quintiles. Prior to that, Mr. Enck served as President of RX Remedy Information Services from September 1998 to March 2001. He also served as Vice President of Sales and Marketing of Summit Medical from January 1994 to September 1998. Mr. Enck holds a BS degree in Natural Sciences from St. John’s University, Collegeville, MN and an MBA in Management from the University of St. Thomas, St. Paul MN.

Richard E. Bornhoft, born in 1956, is the Chairman, Chief Investment Officer, Manager and a member of the Executive Committee. In addition, Mr. Bornhoft has been registered as a principal and an associated person of the Managing Owner since August 2003. Prior to March 1, 2007, Mr. Bornhoft also served as President and Chief Executive Officer of the Managing Owner. Mr. Bornhoft also is President of The Bornhoft Group Corporation (“The Bornhoft Group”), and has been registered as a principal and an associated person of The Bornhoft Group since September 1985 and November 1985, respectively. Mr. Bornhoft is also a principal of Bornhoft Group Securities Corporation, a registered broker/dealer, and SectorQuant Capital Management. Mr. Bornhoft has over twenty years of experience in advising both private and institutional clientele in the alternative investment industry, beginning his career in 1979. The Bornhoft Group was formed in 1985 as an investment management firm, providing alternative investments (i.e., investments other than long-only investments in publicly-traded stocks, bonds and cash-equivalent securities) to institutions and high net worth investors. Over the past two decades, Mr. Bornhoft has been responsible for the planning, creation and execution of the company’s business strategy. This responsibility has included such tasks as the design, technology and implementation of the asset allocation, valuation and risk management systems, and the distribution of client assets into alternative investment products and services. His company has designed and operated alternative investment portfolios for approximately twenty (20) pension plans, corporations and banking institutions throughout the world. Prior to forming The Bornhoft Group in 1985, Mr. Bornhoft was Vice-President of Product Development for the Managed Account Corporation, an investment- consulting firm that offered Alternative Investment products to its clientele. From 1979 to 1983, his activities included serving as a Denver branch manager for Geldermann, Inc. (a Chicago-based brokerage firm) and as an investment advisor, developing trading systems and advising client assets in alternative investments. He has served on numerous arbitration boards and various committees of certain regulatory and industry organizations and is a frequent speaker at international conferences and symposiums on alternative investments. He has written numerous articles in leading financial publications and is a contributing author to The Handbook of Managed Futures—Performance, Evaluation and Analysis (McGraw-Hill, 1997) and Searching for Alpha—The Quest for Exceptional Investment Performance (Wiley, 2000). Mr. Bornhoft is a board member and principal of Morningstar Hedge Inc. He currently holds SEC/NASD Series 7, 24 and 63 registrations, in addition to a CFTC/NFA series 3 registration.

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

Executive Committee of the Managing Owner

The Executive Committee is responsible for the general oversight of the Managing Owner’s business and functions like a board of directors of a corporation. The initial members of the Executive Committee are Robert J. Enck, Richard E. Bornhoft, John C. Plimpton and John R. Zumbrunn.

Robert J. Enck’s biography appears above under the caption “Principals of the Managing Owner.”

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

The Frontier Fund
(Registrant)

Date: November 26, 2008	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Balanced Series,
a Series of The Frontier Fund
(Registrant)

Date: November 26, 2008	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dunn Series,
a Series of The Frontier Fund
(Registrant)

Date: November 26, 2008	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Graham Series,
a Series of The Frontier Fund
(Registrant)

Date: November 26, 2008	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton Series, a Series of The Frontier Fund (Registrant)

Date: November 26, 2008	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Campbell/Graham Series, a Series of The Frontier Fund (Registrant)

Date: November 26, 2008	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Currency Series, a Series of The Frontier Fund (Registrant)

Date: November 26, 2008	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long Only Commodity Series, a Series of The Frontier Fund (Registrant)

Date: November 26, 2008	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long/Short Commodity Series, a Series of The Frontier Fund (Registrant)

Date: November 26, 2008	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Index Series, a Series of The Frontier Fund (Registrant)

Date: November 26, 2008	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund