Form 10-Q/A
period 2008-09-30
FRONTIER FUND; MANAGED FUTURES INDEX SERIES, a series of The Frontier Fund; BALANCED SERIES, a series of The Frontier Fund; WINTON/GRAHAM SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; CAMPBELL/GRAHAM/TIVERTON SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; LONG ONLY COMMODITY SERIES, a series of The Frontier Fund; FRONTIER LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund
filed 2008-11-28
CIK 1261379, 1389129, 1389122, 1389123, 1389124, 1389125, 1389126, 1389127, 1389128

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) is filed by The Frontier Fund (the “Registrant”) to amend the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on November 11, 2008 (the “Original Filing”). The purpose of this Amendment No. 1 on Form 10-Q/A is to amend Part I, Item 4 to clarify that the disclosures made with respect to disclosure controls and procedures and internal control over financial reporting were made not only with respect to the Trust but also with respect to each individual series of its units of beneficial interest.

The complete text of Item 4 is set forth herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the principal executive officer and principal financial officer of the Managing Owner of the Trust are filed as exhibits to this Annual Report on Form 10-Q/A under Item 6 of Part II hereof.

For purposes of this quarterly report on Form 10-Q/A, and in accordance with Rule 12b-15 under the Exchange Act, Item 4 of our Original Filing has been amended and restated in its entirety. Except as stated herein, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q on November 11, 2008 and no attempt has been made in this quarterly report on Form 10-Q/A to modify or update other disclosures as presented in the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-Q.

PART I

Item 4	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design of the disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) for the Trust and each Series as of September 30, 2008 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

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