Form 10-K/A
period 2007-12-31
FRONTIER FUND; LONG ONLY COMMODITY SERIES, a series of The Frontier Fund; FRONTIER LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; MANAGED FUTURES INDEX SERIES, a series of The Frontier Fund; DUNN SERIES, a Series of The Frontier Fund; BALANCED SERIES, a series of The Frontier Fund; WINTON/GRAHAM SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; CAMPBELL/GRAHAM/TIVERTON SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund
filed 2009-01-16
CIK 1261379, 1389127, 1389128, 1389129, 1393644, 1389122, 1389123, 1389124, 1389125, 1389126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(AMENDMENT NO. 2)

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non–Accelerated Filer ☒	Smaller Reporting Company ☐
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

Documents Incorporated by Reference

None

EXPLANATORY NOTE

This Amendment No.2 on Form 10-K/A (the “Amendment”) is filed by The Frontier Fund (the “Trust” or the “Registrant”) to amend the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2008 (the “2007 10-K”). The purpose of this Annual Report on Form 10-K/A is to amend Part IV, Item 15 of the 2007 10-K. No other items of the 2007 10-K and amendments thereto are amended in this 10-K/A.

The complete text of Item 15 of Part IV is set forth herein. Such Item has been amended to include, as a Financial Statement Schedule to the 2007 10-K, audited financial statements for the Trust’s subsidiary trading vehicles (each, a “Trading Company”) prepared in accordance with Rule 3-09 under SEC Regulation S-X. For more information, please see footnote 1 to the Index to Trading Company Financial Statements.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the principal executive officer and principal financial officer of the Managing Owner of the Trust are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Item 15 of our 2007 10-K has been amended and restated in its entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on March 18, 2008 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2007 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules	5
SIGNATURES

Part IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)	The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(2)	The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-34.

(a)(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.2	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents**

1.3	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.4	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.5	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.6	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the Prospectus as Exhibit A)****

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)****

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)****

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)****

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)****

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)****

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)****

10.1	Form of Amended and Restated Escrow Agreement among the Registrant, Equinox Fund Management, LLC, Bornhoft Group Securities Corporation and the U.S. Bank National Association, Denver Colorado***

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC*

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London***

10.25	Form of Brokerage Agreement between each Trading Company and Fimat USA, LLC****

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor****

10.31	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Long Only Commodity Series of the Registrant***

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Equinox Fund Management, LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Equinox Fund Management, LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.36	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Managed Futures Index Series of the Registrant***

10.4	Form of Cash Management Agreement between Equinox Fund Management, LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Equinox Fund Management, LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

21.1	Subsidiaries of Registrant. (filed herewith)

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.2	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.3	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.4	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.5	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.6	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.7	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.8	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.9	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.10	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.11	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.12	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.13	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.14	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.15	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.16	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.17	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.18	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.19	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.20	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.10	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.

**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.

***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.

****	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.

(1)

The Trust holds 100% of the equity interests in the various Trading Companies, which are the trading vehicles established for the various Series of Units of the Trust. In the financial statements of the Trust, Trading Companies in which a Series has a majority equity interest are consolidated by such Series, and investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method and are carried in the statement of financial condition of such Series at fair value. In addition, financial statements of each of the unconsolidated Trading Companies are included in accordance with Rule 3-09 of Regulation S-X under the Securities Act of 1933, as amended. Although not required pursuant to Rule 3-09, financial statements of each consolidated Trading Company of the Trust are also included in the interest of providing a more complete presentation.

Report of Independent Registered Public Accounting Firm

To the Frontier Fund, as sole member of the Trading Companies

We have audited each of the accompanying statements of financial condition, of Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company III LLC, Frontier Trading Company IV LLC, Frontier Trading Company V LLC, Frontier Trading Company VI LLC, Frontier Trading Company VII, LLC, Frontier Trading Company VIII, LLC, and Frontier Trading Company IX, LLC (collectively, the “Trading Companies”) as of December 31, 2007 and 2006, and the related statements of operations and changes in members’ equity for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Trading Companies’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, each of the financial statements referred to above present fairly, in all material respects, the financial position of Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company III LLC, Frontier Trading Company IV LLC, Frontier Trading Company V LLC, Frontier Trading Company VI LLC, Frontier Trading Company VII, LLC, Frontier Trading Company VIII, LLC, and Frontier Trading Company IX, LLC as of December 31, 2007 and 2006, and the results of their operations and changes in members’ equity for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles

/s/ McGladrey & Pullen, LLP

Denver, Colorado

January 15, 2009

The Trading Companies of the Frontier Fund

Statements of Financial Condition

December 31, 2007 and December 31, 2006

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company III LLC
	12/31/2007	12/31/2006	12/31/2007	12/31/2006	12/31/2007	12/31/2006
ASSETS
Cash held at futures commission merchants	$25,861,525	$13,191,065	$9,924,146	$7,018,159	$1,539,788	$1,495,953
Open trade equity	461,880	4,850,568	970,867	1,422,913	34,703	41,615
Swap contracts	32,329,392	—	—	—	822,068	1,474,958

Total Assets	$58,652,797	$18,041,633	$10,895,013	$8,441,072	$2,396,559	$3,012,526

MEMBERS’ EQUITY
MEMBERS’ EQUITY	58,652,797	18,041,633	10,895,013	8,441,072	2,396,559	3,012,526

Total Members’ Equity	$58,652,797	$18,041,633	$10,895,013	$8,441,072	$2,396,559	$3,012,526

	Frontier Trading Company IV LLC (1)		Frontier Trading Company V LLC		Frontier Trading Company VI LLC
	12/31/2007	12/31/2006	12/31/2007	12/31/2006	12/31/2007	12/31/2006
ASSETS
Cash held at futures commission merchants	$—	$1,284,925	$12,761,730	$13,938,010	$13,863,217	$16,383,004
Open trade equity	—	235,235	—	1,576,367	—	4,882,656
Swap contracts	—	—	—	—	14,912,063	34,603,385

Total Assets	$—	$1,520,160	$12,761,730	$15,514,377	$28,775,280	$55,869,045

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Open trade deficit	$—	$—	$96,656	$—	$1,481,122	$—

Total Liabilities	—	—	96,656	—	1,481,122	—

MEMBERS’ EQUITY	—	1,520,160	12,665,074	15,514,377	27,294,158	55,869,045

Total Liabilities and Members’ Equity	$—	$1,520,160	$12,761,730	$15,514,377	$28,775,280	$55,869,045

	Frontier Trading Company VII, LLC		Frontier Trading Company VIII, LLC		Frontier Trading Company IX, LLC
	12/31/2007	12/31/2006	12/31/2007	12/31/2006	12/31/2007	12/31/2006
ASSETS
Cash held at futures commission merchants	$21,539,642	$4,485,621	$—	$—	$2,576,122	$1,729,868
Open trade equity	—	280,503	—	—	50,316	428,995
Swap contracts	—	—	768,028	806,473	—	—

Total Assets	$21,539,642	$4,766,124	$768,028	$806,473	$2,626,438	$2,158,863

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Open trade deficit	$11,151,267	$—	$—	$—	$—	$—

Total Liabilities	11,151,267	—	—	—	—	—

MEMBERS’ EQUITY	10,388,375	4,766,124	768,028	806,473	2,626,438	2,158,863

Total Liabilities and Members’ Equity	$21,539,642	$4,766,124	$768,028	$806,473	$2,626,438	$2,158,863

(1)	Frontier Trading Company IV LLC ceased operations in October 2007

The accompanying notes are an integral part of these statements.

The Trading Companies of the Frontier Fund

Statements of Operations

For The Years Ended December 31, 2007, 2006 and 2005

	Frontier Trading Company I LLC			Frontier Trading Company II LLC			Frontier Trading Company III LLC
	12/31/2007	12/31/2006	12/31/2005	12/31/2007	12/31/2006	12/31/2005	12/31/2007	12/31/2006	12/31/2005
Investment Income:
Interest-net	$1,000,475	$399,825	$161,255	$434,402	$213,384	$137,820	$132,464	$98,990	$15,558

Total Income	1,000,475	399,825	161,255	434,402	213,384	137,820	132,464	98,990	15,558

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and currencies	(621,375)	3,400,339	2,367,355	17,879,093	8,755,911	2,025,715	(8,104)	27,040	(12,388)
Net realized gain/(loss) on option / swap contracts	—	—	—	—	—	—	135,100	900,226	—
Net change in open trade equity	2,928,523	151,686	4,320,654	(452,160)	(2,090,380)	3,142,512	(28,482)	14,008	15,039
Net unrealized gain/(loss) on option / swap contracts	(899,872)	—	—	—	—	—	—	—	—
Trading commissions	(2,155,318)	(722,652)	(596,506)	(387,285)	(282,438)	(303,355)	—	—	—

Net gain/(loss) on investments	(748,042)	2,829,373	6,091,503	17,039,648	6,383,093	4,864,872	98,514	941,274	2,651

NET INCREASE IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$252,433	$3,229,198	$6,252,758	$17,474,050	$6,596,477	$5,002,692	$230,978	$1,040,264	$18,209

	Frontier Trading Company IV LLC (2)			Frontier Trading Company V LLC			Frontier Trading Company VI LLC
	12/31/2007	12/31/2006	12/31/2005	12/31/2007	12/31/2006	12/31/2005	12/31/2007	12/31/2006	12/31/2005
Investment Income:
Interest-net	$58,739	$99,330	$78,437	$653,524	$345,944	$123,550	$813,618	$487,539	$113,858

Total Income	58,739	99,330	78,437	653,524	345,944	123,550	813,618	487,539	113,858

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and currencies	(1,319,360)	(2,269,819)	(1,425,792)	7,697,156	485,089	(782,768)	(5,247,587)	(2,247,370)	5,039,524
Net realized gain/(loss) on option / swap contracts	—	—	—	—	—	—	1,674,698		—
Net change in open trade equity	(235,223)	47,344	269,038	(1,673,135)	1,479,234	136,041	(6,352,783)	6,111,319	(1,222,005)
Net unrealized gain/(loss) on option / swap contracts	—	—	—	—	—	—	(3,394,571)	1,603,390	—
Trading commissions	(33,983)	(86,487)	(119,452)	(192,697)	(284,699)	(74,411)	(225,237)	(143,084)	(78,383)

Net gain/(loss) on investments	(1,588,566)	(2,308,962)	(1,276,206)	5,831,324	1,679,624	(721,138)	(13,545,480)	5,324,255	3,739,136

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$(1,529,827)	$(2,209,632)	$(1,197,769)	$6,484,848	$2,025,568	$(597,588)	$(12,731,862)	$5,811,794	$3,852,994

	Frontier Trading Company VII, LLC (1)			Frontier Trading Company VIII, LLC (1)			Frontier Trading Company IX, LLC (1)
	12/31/2007	12/31/2006	12/31/2005	12/31/2007	12/31/2006	12/31/2005	12/31/2007	12/31/2006	12/31/2005
Investment Income:
Interest-net	$135,889	$118,855	$—	$88,729	$34,500	$—	$92,235	$49,412	$—

Total Income	135,889	118,855	—	88,729	34,500	—	92,235	49,412	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and currencies	15,057,205	664,214	—	—	—	—	1,001,958	(681,466)	—
Net realized gain/(loss) on option / swap contracts	—	—	—	1,729,289	(643,705)	—	—	—	—
Net change in open trade equity	(14,220,168)	438,221	—	—	—	—	(378,687)	429,002	—
Trading commissions	(1,070,911)	(195,424)	—	—	—	—	(59,696)	(34,148)	—

Net gain/(loss) on investments	(233,874)	907,011	—	1,729,289	(643,705)	—	563,575	(286,612)	—

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$(97,985)	$1,025,866	$—	$1,818,018	$(609,205)	$—	$655,810	$(237,200)	$—

(1)	Trading Companies VII, VIII and IX commenced trading operations on February 24, 2006.
(2)	Trading Company IV ceased trading operations in October, 2007

The accompanying notes are an integral part of these statements.

The Trading Companies of the Frontier Fund

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2007, 2006 and 2005

	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company III LLC
Members’ Equity, January 1, 2005	$2,316,869	$1,727,291	$456,513
Capital Contributed	11,245,000	7,960,000	419,918
Capital Distributed	(9,689,265)	(7,557,574)	—
Net Increase in Members’ Equity Resulting From Operations	6,252,758	5,002,692	18,209

Members’ Equity, December 31, 2005	$10,125,362	$7,132,409	$894,640

Capital Contributed	20,120,000	8,530,961	2,093,478
Capital Distributed	(15,432,927)	(13,818,775)	(1,015,856)
Net Increase in Members’ Equity Resulting From Operations	3,229,198	6,596,477	1,040,264

Members’ Equity, December 31, 2006	$18,041,633	$8,441,072	$3,012,526

Capital Contributed	102,070,000	6,550,000	1,138,420
Capital Distributed	(61,711,269)	(21,570,109)	(1,985,365)
Net Increase in Members’ Equity Resulting From Operations	252,433	17,474,050	230,978

Members’ Equity, December 31, 2007	$58,652,797	$10,895,013	$2,396,559

	Frontier Trading Company IV LLC (2)	Frontier Trading Company V LLC	Frontier Trading Company VI LLC
Members’ Equity, January 1, 2005	$1,577,231	$2,609,869	$—
Capital Contributed	7,035,000	5,111,000	4,940,000
Capital Distributed	(5,286,781)	(2,006,738)	(1,937,223)
Net Increase/(Decrease) in Members’ Equity Resulting From Operations	(1,197,769)	(597,588)	3,852,994

Members’ Equity, December 31, 2005	$2,127,681	$5,116,543	$6,855,771

Capital Contributed	2,500,000	14,940,000	50,350,000
Capital Distributed	(897,889)	(6,567,734)	(7,148,520)
Net Increase/(Decrease) in Members’ Equity Resulting From Operations	(2,209,632)	2,025,568	5,811,794

Members’ Equity, December 31, 2006	$1,520,160	$15,514,377	$55,869,045

Capital Contributed	1,700,000	3,350,000	20,501,800
Capital Distributed	(1,690,333)	(12,684,151)	(36,344,826)
Net Increase/(Decrease) in Members’ Equity Resulting From Operations	(1,529,827)	6,484,848	(12,731,861)

Members’ Equity, December 31, 2007	$—	$12,665,074	$27,294,158

	Frontier Trading Company VII, LLC (1)	Frontier Trading Company VIII, LLC (1)	Frontier Trading Company IX, LLC (1)
Members’ Equity, January 1, 2005	$—	$—	$—
Capital Contributed	—	—	—
Capital Distributed	—	—	—

Members’ Equity, December 31, 2005	$—	$—	$—

Capital Contributed	8,080,000	5,222,261	2,550,000
Capital Distributed	(4,339,742)	(3,806,583)	(153,937)
Net Increase/(Decrease) in Members’ Equity Resulting From Operations	1,025,866	(609,205)	(237,200)

Members’ Equity, December 31, 2006	$4,766,124	$806,473	$2,158,863

Capital Contributed	14,750,000	7,584,341	100,000
Capital Distributed	(9,029,764)	(9,440,804)	(288,235)
Net Increase/(Decrease) in Members’ Equity Resulting From Operations	(97,985)	1,818,018	655,810

Members’ Equity, December 31, 2007	$10,388,375	$768,028	$2,626,438

(1)	Trading Companies VII, VIII and IX commenced trading operations on February 24, 2006.
(2)	Trading Company IV ceased trading operations in October 2007

The accompanying notes are an integral part of these statements.

The Trading Companies of The Frontier Fund

Notes to Financial Statements

As of December 31, 2007, and December 31, 2006

1. Organization and Purpose

These financial statements and related notes pertain to the following companies: Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company III LLC, Frontier Trading Company IV LLC, Frontier Trading Company V LLC, Frontier Trading Company VI LLC, Frontier Trading Company VII, LLC, Frontier Trading Company VIII, LLC, and Frontier Trading Company IX, LLC (each a “Trading Company” and collectively the “Trading Companies”).

The Frontier Fund (the “Trust”), was formed as a Delaware statutory trust on August 8, 2003, with separate Series of Units (the “Series”). Its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances). The Trust is a multi-advisor commodity pool as described in Commodity Futures Trading Commission (“CFTC”) Regulation § 4.10(d)(2).

All capital of the Trading Companies is provided by the Series and there are no other investors in the Trading Companies.

Each Trading Company authorizes certain independent commodity trading advisors (“Trading Advisors”) to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized for the purpose of investing in securities and derivative instruments, and have no operating income or expenses, except for trading income and expenses. Trading Companies in which a Series has a majority equity interest are consolidated by such Series. Equity interest is defined as Trading Level, which is the aggregate amount of predetermined investment levels which all Trading Advisors in the Trading Company have been authorized to trade, plus the accumulated profit or loss in the accounts. Investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method and are carried in the statement of financial condition of such Series at fair value. Fair value represents the investment in the Trading Company and the proportionate share of the Trading Company’s income or loss.

The following table details the percentage equity interest of each Series in each Trading Company as of December 31, 2007 and December 31, 2006.

The Frontier Fund

Equity Percentage Control of Trading Companies by Series

December 31, 2007

	Trading Company
Series	I	II	III	V	VI	VII	VIII	IX
Balanced	100.00%	54.03%			68.76%	25.15%		93.72%
Winton		45.97%
Currency			100.00%
Dunn
Graham				18.81%
Campbell/Graham				81.19%	31.24%
Long/Only Commodity							100.00%
Long/Short Commodity						74.85%
Managed Futures								6.28%

	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%

The Frontier Fund

Equity Percentage Control of Trading Companies by Series

December 31, 2006

	Trading Company
Series	I	II	III	IV	V	VI	VII	VIII	IX
Balanced	100.00%	99.12%		95.05%		65.11%	39.33%
Winton		0.88%
Currency			100.00%
Dunn				4.95%
Graham					48.30%
Campbell/Graham					51.70%	34.89%
Long/Only Commodity								100.00%
Long/Short Commodity							60.67%
Managed Futures									100.00%

	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%

The Trading Companies engage in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments and may, from time to time, engage in cash and spot transactions. A brief description of the Trust’s main types of investments is set forth below:

•	A futures contract is a standardized contract traded on an exchange that calls for the future delivery of a specified quantity of a commodity at a specified time and place.

•

A forward contract is an individually negotiated contract between principals, not traded on an exchange, to buy or sell a specified quantity of a commodity at or before a specified date at a specified price.

•

An option on a futures contract, forward contract or a commodity gives the buyer of the option the right, but not the obligation, to buy or sell a futures contract, forward contract or a commodity, as applicable, at a specified price on or before a specified date. Options on futures contracts are standardized contracts traded on an exchange, while options on forward contracts and commodities, referred to collectively as over-the-counter options, generally are individually negotiated, principal-to-principal contracts not traded on an exchange.

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

2. Critical Accounting Polices

The following are the significant accounting policies of the Trading Companies. The Trading Companies follow the same significant accounting policies as the Trust.

Basis of Presentation—The financial statements of each Trading Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

The Trading Companies have elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102 Statements of Cash Flows—Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

Cash held at Futures Commodity Merchants—The Trading Companies deposit assets with a broker subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. The Trading Companies earn interest income on its assets deposited with the broker.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires Equinox Fund Management, LLC, the managing owner of the Trust and the manager of each of the Trading Companies (the “Managing Owner”), to make estimates and assumptions that affect amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition—Futures, options on futures, and forward contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the Statement of Operations as a Net change in open trade equity, as there exists a right of offset of unrealized gains or losses in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 39—“Offsetting of Amounts Related to Certain Contracts.” Any change in net unrealized gain or loss from the preceding period is reported in the

Statement of Operations. Market value of exchange-traded contracts is based upon exchange settlement prices. Market value of non-exchange-traded contracts is based on third party quoted dealer values on the interbank market.

Distribution of Earnings—Each Trading Company distributes all of its daily trading profits or losses to the Series in proportion to each Series’ ownership interest in the Trading Company, adjusted on a daily basis. As of December 31, 2007, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

Foreign Currency Transactions—The Trading Companies functional currency is the U.S. Dollar, however, it transacts business in currencies other than the U.S. Dollar. Assets and liabilities denominated in currencies other than the U.S. Dollar are translated into U.S. Dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. Dollar are translated into U.S. Dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. Dollars are reported in income currently.

Investments and Swaps—The Trading Companies records investment transactions on trade date and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of realized and unrealized gains (losses) on investments in the Statements of Operations. Generally, fair values will be based on quoted market prices; however, in certain circumstances, significant judgments and estimates may be required in determining fair value in the absence of an active market closing price. At December 31, 2007 all investments in futures and forward contracts were based on quoted market prices. The valuation of investments in swap contracts (“Swaps”) involve estimates.

Income Taxes—No provision for income taxes has been made in these financial statements as the results of operations of the Trading Companies are consolidated with the Trust for income tax purposes. Each Limited Owner of the Trust is individually responsible for reporting income or loss based on their respective share of the Trust’s income and expenses as reported for income tax purposes. In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attributable for a tax position taken or expected to be taken in a tax return. The Interpretation was originally effective for fiscal years beginning after December 15, 2006; however, on February 1, 2008, FASB issued Staff Position No. FIN 48-2, which deferred the effective date to annual financial statements for fiscal years beginning after December 15, 2007 for nonpublic companies. The adoption of FIN 48 was effective for the Trading Companies on January 1, 2007, and did not impact the Trading Companies’ financial position or results of operations.

Fees and Expenses—The Trading Companies incur no expenses other than trading commissions resulting from normal trading activity. All operating expenses such as legal, accounting, etc. are immaterial and paid for, without reimbursement, by the Managing Owner.

Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157, which, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Trust January 1, 2008 and management does not expect that the adoption of this Statement will have a material impact on its financial statements.

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

In April 2007, the FASB issued Interpretation No. 39-1, Amendment of FASB Interpretation No. 39 (“FIN 39-1”). FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the Statements of Financial Condition. In addition, FIN 39-1 permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007. The adoption of FIN 39-1 on January 1, 2008 is not expected to have a material impact on the Trading Companies’ Financial Statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of desegregations that will be required in an entity’s financial statements. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating the provisions of SFAS 161 and its potential effect on its Financial Statements.

In applying these policies, the Managing Owner may make judgments that may require estimates about matters that are inherently uncertain.

3. Swaps

In addition to authorizing Trading Advisors to manage pre-determined investment levels of futures and forward contracts, certain Trading Companies of the Trust will strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities.

Each Trading Companies’ investment in Swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements.

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

Frontier Trading Company I LLC, Frontier Trading Company III LLC and Frontier Trading Company VI LLC strategically invest assets in one or more Swaps linked to certain underlying investments or indices, at the direction of the Managing Owner. The Trading Company in which the assets of these Series will be invested will not own any of the investments or indices referenced by any Swap entered into by these Series. In addition, the swap counterparty to the Trading Company of these Series is not a Trading Advisor to these Trading Companies.

Frontier Trading Company VIII, LLC has entered into various Swaps with one or more swap counterparties. The Swaps earn returns similar to returns of the Reuters/Jefferies CRB Index (the “RJ/CRB Index”), and the Jefferies Commodity Performance Index (the “JCPI”).

The Trading Companies have invested in the following Swaps as of December 31, 2007:

	Option Basket Balanced Series	Campbell Fund, LTD.	FX Concepts Global Currency Program	Reuters/ Jefferies CRB Index	Jefferies Commodity Performance Index
Trading Company:	I	VI	III	VIII	VIII
Counterparty	Company A	Company A	Company B	Company C	Company C
Notional Amount	$65,557,928	$15,000,000	$11,400,000	$2,500,000	$2,500,000
Termination Date	November 6, 2012	October 9, 2009	January 31, 2008	February 28, 2008	February 28, 2008
Investee Returns	Total Return	Total Return	Total Return	Total Return	Total Return

Realized Gain	$—	$1,674,698	$135,100	$884,839	$844,450

Unrealized Gain / (Loss)	$329,391	$(3,394,571)

Fair Value 12/31/2007	$32,329,392	$14,912,063	$822,068	$388,135	$379,893

4. Trading Activities and Related Risks

The purchase and sale of futures and options on futures contracts require margin deposits with futures commission merchants (each, an “FCM”). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

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

The unrealized gain (loss) on open futures contracts is comprised of the following:

	Futures Contracts (exchange traded)
	2007	2006	2005
Gross Unrealized Gains	$23,009,450	$27,229,898	$17,528,857
Gross Unrealized (Losses)	(34,220,728)	(13,517,509)	(10,266,195)

Net Unrealized Gain (Loss)	$(11,211,278)	$13,712,389	$7,262,662

The Managing Owner has established procedures to actively monitor and minimize market and credit risks. Investors in units of the Frontier Fund Series bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

5. Indemnifications

The Trading Companies have entered into agreements, which provide for the indemnification of futures clearing brokers, currency trading companies, and commodity trading advisors, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or bad faith. The Trading Companies have had no prior claims or payments pursuant to these agreements. The Trading Companies’ individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trading Companies that have not yet occurred. However, based on experience the Managing Owner expects the risk of loss to be remote.

6. Subsequent Events

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Frontier Fund
(Registrant)

Date: January 15, 2009	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Balanced Series,
a Series of The Frontier Fund
(Registrant)

Date: January 15, 2009	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dunn Series,
a Series of The Frontier Fund
(Registrant)

Date: January 15, 2009	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Graham Series,
a Series of The Frontier Fund
(Registrant)

Date: January 15, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton Series, a Series of The Frontier Fund (Registrant)

Date: January 15, 2009	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Campbell/Graham Series, a Series of The Frontier Fund (Registrant)

Date: January 15, 2009	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Currency Series, a Series of The Frontier Fund (Registrant)

Date: January 15, 2009	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long Only Commodity Series, a Series of The Frontier Fund (Registrant)

Date: January 15, 2009	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long/Short Commodity Series, a Series of The Frontier Fund (Registrant)

Date: January 15, 2009	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Index Series, a Series of The Frontier Fund (Registrant)

Date: January 15, 2009	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund