Form 10-K/A
period 2007-12-31
FRONTIER FUND; BALANCED SERIES, a series of The Frontier Fund; WINTON/GRAHAM SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; CAMPBELL/GRAHAM/TIVERTON SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; LONG ONLY COMMODITY SERIES, a series of The Frontier Fund; FRONTIER LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; MANAGED FUTURES INDEX SERIES, a series of The Frontier Fund; DUNN SERIES, a Series of The Frontier Fund
filed 2009-01-28
CIK 1261379, 1389122, 1389123, 1389124, 1389125, 1389126, 1389127, 1389128, 1389129, 1393644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(AMENDMENT NO. 3)

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

Documents Incorporated by Reference

None

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A (the “Amendment”) is filed by The Frontier Fund (the “Trust” or the “Registrant”) to amend the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2008 (the “2007 10-K”). The purpose of this Annual Report on Form 10-K/A is to amend Part II, Item 9A and Part IV, Item 15 of the 2007 10-K. No other items of the 2007 10-K and amendments thereto are amended in this 10-K/A.

The complete text of Item 9A of Part II and Item 15 of Part IV is set forth herein.

Below is a summary of the principal amendments to those Items:

Part II

Item 9A. Controls and Procedures.

•

This item has been amended to include a discussion of the Trust’s reconsideration of its evaluation of the effectiveness of the design and operation of the disclosure controls and procedures for the Trust and each series of the Trust following the filing of audited financial statements for the Trust’s Trading Companies, in response to comments received from staff of the Division of Corporation Finance of the SEC.

Part IV

Item 15. Exhibits and Financial Statement Schedules

•

This item has been amended to include in the audited financial statements for the Trust’s subsidiary trading vehicles (each a “Trading Company” and, collectively, the “Trading Companies”) a Condensed Schedule of Investments as of December 31, 2007 and a Condensed Schedule of Investments as of December 31, 2006. In addition, the Notes to the Financial Statements of the Trading Companies have also been amended to include financial highlights.

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

In the process of the evaluation described above, the Trust considered and concluded that Rule 3-09 of Regulation S-X would not apply to wholly owned subsidiary Trading Companies of the Trust and that, accordingly, Trading Company financial statements were not required to be included in this Form 10-K. Staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “Staff”) subsequently informed the Trust that they interpreted Rule 3-09 to require the inclusion of financial statements for the Trading Companies. Although the Trust respectfully disagrees with the Staff’s interpretations, the Trust agreed to prepare and disclose such financial statements in an amendment to this Form 10-K. The Trust has therefore included such financial statements in an amendment to this Form 10-K.

In light of the Staff’s interpretation referenced above, the Trust reconsidered its evaluation of the effectiveness of the design and operation of the disclosure controls and procedures for the Trust and each Series as of the Evaluation Date. Based upon such reconsidered evaluation, and the Trust’s differing interpretation referenced above, the Chief Executive Officer and Chief Financial Officer of the Managing Owner again concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings. Nevertheless, in light of the Staff’s interpretations described above, the Trust has modified its controls and procedures to include the preparation of financial statements for the Trading Companies for future annual reports on Form 10-K.

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

Upon review of the AICPA’s Audit Guide for Investment Companies, the Trust concluded that Schedules of Investments and financial highlights were not required to be included in the Trading Company financial statements referenced above in this Item 9A and would not provide any additional qualitative value to prospective or existing Limited Owners. The Staff subsequently informed the Trust that it interpreted the literature to require such additional disclosures. Although the Trust respectfully disagrees with the Staff’s interpretation, the Trust has restated the Trading Company financials to include such additional disclosures. In light of the differing interpretations of the literature, and the Trust’s belief that its reliance on specific provisions of the Audit Guide provided a reasonable basis for its presentation prior to restatement, the Trust believes that internal controls over financial reporting for the Trust and each Series were effective. However, the Trust has modified its internal controls over financial reporting to include Schedules of Investments and financial highlights in the Trading Company financial statements.

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

March 17, 2008

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

Report of Independent Registered Public Accounting Firm

To the Frontier Fund, as sole member of the Trading Companies

We have audited each of the accompanying statements of financial condition including the condensed schedule of investments, of Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company III LLC, Frontier Trading Company IV LLC, Frontier Trading Company V LLC, Frontier Trading Company VI LLC, Frontier Trading Company VII, LLC, Frontier Trading Company VIII, LLC, and Frontier Trading Company IX, LLC (collectively, the “Trading Companies”) as of December 31, 2007 and 2006, and the related statements of operations and changes in members’ equity for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Trading Companies’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, each of the financial statements referred to above present fairly, in all material respects, the financial position of Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company III LLC, Frontier Trading Company IV LLC, Frontier Trading Company V LLC, Frontier Trading Company VI LLC, Frontier Trading Company VII, LLC, Frontier Trading Company VIII, LLC, and Frontier Trading Company IX, LLC as of December 31, 2007 and 2006, and the results of their operations and changes in members’ equity for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

As described in Note 7 to the financial statements, the 2007 and 2006 financial statements have been restated to include the condensed schedule of investments and a financial highlights footnote which were previously omitted.

/s/ McGladrey & Pullen, LLP

Denver, Colorado

January 27, 2009

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

The Trading Companies of the Frontier Fund

Condensed Schedule of Investments

December 31, 2007

	Frontier Trading Company I, LLC		Frontier Trading Company II, LLC		Frontier Trading Company III, LLC		Frontier Trading Company IV, LLC		Frontier Trading Company V, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS
Various base metals futures contracts (US)	$(296,085)	-0.50%	$(750,925)	-6.89%	$—	0.00%	$—	0.00%	$(46,995)	-0.37%
Various currency futures contracts (US)	(1,881)	0.00%	(170,950)	-1.57%	—	0.00%	—	0.00%	5,213	0.04%
Various currency futures contracts (Canada)	16,808	0.03%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	76,877	0.13%	43,498	0.40%	—	0.00%	—	0.00%	(8,656)	-0.07%
Various currency futures contracts (Far East)	7,187	0.01%	17,336	0.16%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	339,042	0.58%	436,155	4.00%	—	0.00%	—	0.00%	23,239	0.18%
Various interest rates futures contracts (US)	33,680	0.06%	(53,497)	-0.49%	—	0.00%	—	0.00%	1,922	0.02%
Various interest rates futures contracts (Canada)	(4,235)	-0.01%	(4,610)	-0.04%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	1,772	0.00%	(12,044)	-0.11%	—	0.00%	—	0.00%	4,554	0.04%
Various interest rates futures contracts (Far East)	(117,265)	-0.20%	132,985	1.22%	—	0.00%	—	0.00%	39,259	0.31%
Various precious metals futures contracts (US)	84,180	0.14%	380,950	3.50%	—	0.00%	—	0.00%	440	0.00%
Various soft futures contracts (US)	1,299,271	2.22%	755,306	6.93%	—	0.00%	—	0.00%	(1,859)	-0.01%
Various soft futures contracts (Europe)	(1,792)	0.00%	(856)	-0.01%	—	0.00%	—	0.00%	(3,802)	-0.03%
Various soft futures contracts (Canada)	—	0.00%	2,547	0.02%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	232,252	0.40%	(102,551)	-0.94%	—	0.00%	—	0.00%	(2,020)	-0.02%
Various stock index futures contracts (Canada)	89,362	0.15%	15,879	0.15%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	108,920	0.17%	100,550	0.92%	—	0.00%	—	0.00%	(6,130)	-0.05%
Various stock index futures contracts (Far East)	5,117	0.01%	(4,309)	-0.04%	—	0.00%	—	0.00%	(988)	-0.01%

Total Long Futures Contracts	1,873,210	3.19%	785,464	7.21%	—	0.00%	—	0.00%	4,177	0.03%
LONG CURRENCY FORWARDS	0	0.00%	—	0.00%	120	0.01%	—	0.00%	107,869	0.85%
LONG SWAPS / OPTIONS	32,329,392	55.12%	—	0.00%	822,068	34.30%	—	0.00%	—	0.00%
SHORT FUTURES CONTRACTS
Various base metals futures contracts (US)	138,659	0.24%	415,456	3.81%	—	0.00%	—	0.00%	95,072	0.75%
Various currency futures contracts (US)	(1,028,111)	-1.75%	(26,538)	-0.24%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	44,459	0.08%	6,522	0.06%	—	0.00%	—	0.00%	(3,312)	-0.03%
Various currency futures contracts (Far East)	(679)	0.00%	(11,329)	-0.10%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	(120,010)	-0.20%	(60,210)	-0.55%	—	0.00%	—	0.00%	(28,300)	-0.22%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%	(6,547)	-0.05%
Various interest rates futures contracts (Canada)	—	0.00%	(1,672)	-0.02%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	478,146	0.82%	(18,832)	-0.17%	—	0.00%	—	0.00%	(9,568)	-0.08%
Various interest rates futures contracts (Far East)	29,196	0.05%	2,298	0.02%	—	0.00%	—	0.00%	(1,029)	-0.01%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	(299,754)	-0.51%	(120,292)	-1.10%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	(692,455)	-1.18%	—	0.00%	—	0.00%	—	0.00%	7,815	0.06%
Various stock index futures contracts (Europe)	34,204	0.06%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	5,015	0.01%	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	(1,411,330)	-2.38%	185,403	1.71%	—	0.00%	—	0.00%	54,131	0.42%
SHORT CURRENCY FORWARDS	0	0.00%	—	0.00%	34,583	1.44%	—	0.00%	(262,833)	-2.07%
Total Open Trade Equity	$32,791,272	55.93%	$970,867	8.92%	$856,771	35.75%	$—	0.00%	$(96,656)	-0.77%

No individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value (Members’ Equity). Accordingly, the number of contracts and expiration dates are not presented.

	Frontier Trading Company VI, LLC		Frontier Trading Company VII, LLC		Frontier Trading Company VIII, LLC		Frontier Trading Company IX, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS
Various base metals futures contracts (US)	$(12,033)	-0.04%	$78,655	0.76%	$—	0.00%	$(306,507)	-11.67%
Various currency futures contracts (US)	136,888	0.50%	(29,520)	-0.28%	—	0.00%	12,763	0.49%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	(32,615)	-0.12%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	250,679	0.92%	2,390,287	23.01%	—	0.00%	30,475	1.16%
Various interest rates futures contracts (US)	37,546	0.14%	52,718	0.51%	—	0.00%	1,594	0.06%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	99,151	0.36%	—	0.00%	—	0.00%	34,980	1.33%
Various interest rates futures contracts (Far East)	42	0.00%	—	0.00%	—	0.00%	(2,193)	-0.08%
Various precious metals futures contracts (US)	109,030	0.40%	68,860	0.66%	—	0.00%	36,290	1.38%
Various soft futures contracts (US)	—	0.00%	2,321,450	22.34%	—	0.00%	70,876	2.70%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%		0.00%	—	0.00%
Various stock index futures contracts (US)	(80,963)	-0.30%	(61,188)	-0.59%	—	0.00%	(13,152)	-0.50%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%		0.00%	—	0.00%
Various stock index futures contracts (Europe)	420,866	1.54%	—	0.00%	—	0.00%	(3,100)	-0.12%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	928,591	3.40%	4,821,262	46.41%	—	0.00%	(137,974)	-5.25%
LONG CURRENCY FORWARDS	(2,073,646)	-7.60%	—	0.00%	—	0.00%	4,162	0.16%
LONG SWAPS / OPTIONS	14,912,063	54.63%	—	0.00%	768,028	100.00%	—	0.00%
SHORT FUTURES CONTRACTS
Various base metals futures contracts (US)	12,514	0.05%	(2,648,030)	-25.49%	—	0.00%	194,993	7.42%
Various currency futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	(188,998)	-0.69%	(7,884,832)	-75.90%	—	0.00%	(3,870)	-0.15%
Various interest rates futures contracts (US)	(2,109)	-0.01%	4,219	0.04%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	(33,370)	-0.12%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(58,471)	-0.21%	—	0.00%	—	0.00%	(5,388)	-0.21%
Various interest rates futures contracts (Far East)	84,194	0.31%	—	0.00%	—	0.00%	(5,182)	-0.20%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	—	0.00%	(5,344,761)	-51.45%	—	0.00%	13,870	0.53%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	(77,695)	-0.28%	(99,125)	-0.95%	—	0.00%	(4,810)	-0.18%
Various stock index futures contracts (Europe)	(34,838)	-0.13%	—	0.00%	—	0.00%	(2,412)	-0.09%
Various stock index futures contracts (Far East)	35,767	0.13%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	(263,006)	-0.95%	(15,972,529)	-153.75%	—	0.00%	187,201	7.12%
SHORT CURRENCY FORWARDS	(73,061)	-0.26%	—	0.00%	—	0.00%	(3,073)	-0.12%
Total Open Trade Equity	$13,430,941	49.22%	$(11,151,267)	-107.34%	$768,028	100.00%	$50,316	1.91%

No individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value (Members’ Equity). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these statements.

The Trading Companies of the Frontier Fund

Condensed Schedule of Investments

December 31, 2006

	Frontier Trading Company I, LLC		Frontier Trading Company II, LLC		Frontier Trading Company III, LLC		Frontier Trading Company IV, LLC		Frontier Trading Company V, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS
Various base metals futures contracts (US)	$(307,583)	-1.70%	$113,781	1.35%	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	916,490	5.08%	—	0.00%	—	0.00%	—	0.00%	(36,938)	-0.24%
Various currency futures contracts (US)	(828,679)	-4.59%	(130,423)	-1.55%	—	0.00%	(45,613)	-3.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	(25,784)	-0.14%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	(35,845)	-0.20%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	(249,222)	-1.38%	(314,997)	-3.73%	—	0.00%	(168,820)	-11.11%	(663,199)	-4.27%
Various interest rates futures contracts (Canada)	20,478	0.11%	(26,768)	-0.32%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(406,955)	-2.26%	(76,364)	-0.90%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	(122,195)	-0.68%	182,433	2.16%	—	0.00%	(7,467)	-0.49%	(109,292)	-0.70%
Various precious metals futures contracts (US)	(38,665)	-0.21%	(60,565)	-0.72%	—	0.00%	(6,260)	-0.41%	(3,810)	-0.02%
Various soft futures contracts (US)	607,805	3.37%	—	0.00%	—	0.00%	29,758	1.96%	17,215	0.11%
Various soft futures contracts (Europe)	5,147	0.03%	120	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	(38,181)	-0.21%	(41,991)	-0.50%	—	0.00%	(2,065)	-0.14%	(151,126)	-0.97%
Various stock index futures contracts (Canada)	23,114	0.13%	2,062	0.02%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	73,773	0.41%	284,085	3.37%	—	0.00%	23,096	1.52%	271,303	1.75%
Various stock index futures contracts (Far East)	269,354	1.49%	435,202	5.16%	—	0.00%	39,137	2.57%	337,523	2.18%

Total Long Futures Contracts	(136,948)	-0.75%	366,575	4.34%	—	0.00%	(138,234)	-9.10%	(338,324)	-2.16%

LONG CURRENCY FORWARDS	—	0.00%	—	0.00%	41,615	1.38%	—	0.00%	1,245,759	8.03%

LONG SWAPS / OPTIONS	—	0.00%	—	0.00%	1,474,958	48.96%	—	0.00%	—	0.00%

SHORT FUTURES CONTRACTS
Various base metals futures contracts (US)	1,248,083	6.92%	(51,762)	-0.61%	—	0.00%	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	(470,018)	-2.61%		0.00%	—	0.00%	—	0.00%	(5,419)	-0.03%
Various currency futures contracts (US)	550,580	3.05%	459,956	5.45%	—	0.00%	20,375	1.34%	(104,580)	-0.67%
Various currency futures contracts (Canada)	—	0.00%		0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%		0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%		0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	261,076	1.45%	397,998	4.72%	—	0.00%	114,961	7.56%	109,801	0.71%
Various energy futures contracts (Europe)	—	0.00%	94,725	1.12%	—	0.00%		0.00%	3,830	0.02%
Various interest rates futures contracts (US)	916,061	5.08%		0.00%	—	0.00%	63	0.00%	39,306	0.25%
Various interest rates futures contracts (Canada)	199,562	1.11%	559	0.01%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	1,696,982	9.41%	176,743	2.09%	—	0.00%	242,514	15.95%	682,466	4.40%
Various interest rates futures contracts (Far East)	326,955	1.81%	10,717	0.13%	—	0.00%	23,543	1.55%	4,254	0.03%
Various precious metals futures contracts (US)	281,180	1.56%	13,465	0.16%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	(163,782)	-0.91%	(115,123)	-1.36%	—	0.00%	(12,129)	-0.80%	(46,126)	-0.30%
Various soft futures contracts (Europe)	—	0.00%	38,190	0.45%	—	0.00%	—	0.00%	(14,600)	-0.09%
Various stock index futures contracts (US)	158,451	0.88%	30,839	0.37%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(17,614)	-0.10%		0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	31	0.00%	—	0.00%	(15,858)	-1.04%	—	0.00%

Total Short Futures Contracts	4,987,516	27.65%	1,056,338	12.53%	—	0.00%	373,469	24.56%	668,934	4.32%

SHORT CURRENCY FORWARDS	0	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Open Trade Equity	$4,850,568	26.90%	$1,422,913	16.87%	$1,516,573	50.34%	$235,235	15.46%	$1,576,367	10.19%

No individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value (Members’ Equity). Accordingly, the number of contracts and expiration dates are not presented.

	Frontier Trading Company VI, LLC		Frontier Trading Company VII, LLC		Frontier Trading Company VIII, LLC		Frontier Trading Company IX, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS
Various base metals futures contracts (US)	$(122,104)	-0.22%	$(32,200)	-0.68%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	(16,342)	-0.03%	—	0.00%	—	0.00%	172,913	8.01%
Various currency futures contracts (US)	—	0.00%	(98,319)	-2.06%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	285,382	5.99%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	(20,692)	-0.43%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	(7,438)	-0.16%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	(9,410)	-0.02%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	(77,029)	-0.14%	—	0.00%	—	0.00%	26,512	1.23%
Various precious metals futures contracts (US)	(790,891)	-1.42%	(33,680)	-0.71%	—	0.00%	1,720	0.08%
Various soft futures contracts (US)	—	0.00%	283,910	5.96%	—	0.00%	28,408	1.32%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	(27,668)	-0.05%	1,539	0.03%	—	0.00%	(2,700)	-0.13%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	514,301	0.92%	—	0.00%	—	0.00%	5,420	0.25%
Various stock index futures contracts (Far East)	500,734	0.90%	—	0.00%	—	0.00%	46,217	2.14%

Total Long Futures Contracts	(28,409)	-0.06%	378,502	7.94%	—	0.00%	278,490	12.90%

LONG CURRENCY FORWARDS	2,711,184	4.85%	—	0.00%	—	0.00%	79,612	3.69%

LONG SWAPS / OPTIONS	34,603,385	0.00%	—	0.00%	806,473	100.00%	—	0.00%

SHORT FUTURES CONTRACTS
Various base metals futures contracts (US)	89,741	0.16%	31,875	0.67%	—	0.00%	2,450	0.11%
Various base metals futures contracts (Europe)	2,446	0.00%	—	0.00%	—	0.00%	(154,474)	-7.16%
Various currency futures contracts (US)	—	0.00%	11,460	0.24%	—	0.00%	313	0.01%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	(90,341)	-1.90%	—	0.00%	24,629	1.14%
Various energy futures contracts (Europe)		0.00%	116,533	2.45%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	711,562	1.27%	53,781	1.13%	—	0.00%	5,375	0.25%
Various interest rates futures contracts (Canada)	6,509	0.01%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	1,349,035	2.41%	—	0.00%	—	0.00%	166,794	7.73%
Various interest rates futures contracts (Far East)	46,157	0.08%	—	0.00%	—	0.00%	33,737	1.56%
Various precious metals futures contracts (US)	(5,570)	-0.01%	5,160	0.11%	—	0.00%	—	0.00%
Various soft futures contracts (US)	—	0.00%	(226,467)	-4.75%	—	0.00%	(4,920)	-0.23%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(3,010)	-0.14%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	2,199,880	3.92%	(97,999)	-2.05%	—	0.00%	70,894	3.27%

SHORT CURRENCY FORWARDS	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Open Trade Equity	$39,486,041	8.71%	$280,503	5.89%	$806,473	100.00%	$428,996	19.86%

No individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value (Members’ Equity). Accordingly, the number of contracts and expiration dates are not presented.

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

Each Trading Company authorizes certain independent commodity trading advisors (“Trading Advisors”) to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized for the purpose of investing in securities and derivative instruments, and have no operating income or expenses, except for trading income and expenses. Trading Companies in which a Series has a majority equity interest are consolidated by such Series. Equity interest is defined as notional equity, which is the aggregate amount of predetermined investment levels which all Trading Advisors in the Trading Company have been authorized to trade, plus the accumulated profit or loss in the accounts. Investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method and are carried in the statement of financial condition of such Series at fair value. Fair value represents the investment in the Trading Company and the proportionate share of the Trading Company’s income or loss.

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

4. Financial Highlights

The following information presents the financial highlights of the Trading Companies for the years ended December 31, 2007, 2006 and 2005. Such highlights are presented in accordance with the AICPA’s Audit Guide for Investment Companies. Such highlights reflect the fact that substantially all of the assets of the Trading Companies from time to time generally are committed as margin or its equivalent for the Trading Companies’ respective futures and other derivative contract positions, as well as leverage inherent in the use of notional equity. Limited Owners of the Trust do not participate directly in the returns of the Trading Companies and, accordingly, the below highlights do not represent the returns that have been or will be experienced by any Limited Owner, which are materially impacted by the relative amounts invested in the relevant Trading Companies from time to time, the allocable interest income earned on the substantial portion of Trust assets not invested in the Trading Companies from time to time and other factors. Prospective and existing Limited Owners are referred to the financial highlights of the Trust, which are presented on a Series-by-Series basis in the financial statements of the Trust.

For the Years Ended December 31, 2007, 2006 and 2005

	Frontier Trading Company I LLC			Frontier Trading Company II LLC			Frontier Trading Company III LLC
	12/31/2007	12/31/2006	12/31/2005	12/31/2007	12/31/2006	12/31/2005	12/31/2007	12/31/2006	12/31/2005
Net Investment Gain (3)	3.27%	4.05%	2.55%	4.57%	3.02%	3.21%	5.13%	4.46%	3.21%
Total Return (4)	-13.81%	-11.82%	28.79%	244.46%	136.53%	-11.90%	-1.13%	46.88%	4.10%

	Frontier Trading Company IV LLC (2)			Frontier Trading Company V LLC			Frontier Trading Company VI LLC
	12/31/2007	12/31/2006	12/31/2005	12/31/2007	12/31/2006	12/31/2005	12/31/2007	12/31/2006	12/31/2005
Net Investment Gain (3)	4.34%	5.05%	2.90%	5.36%	4.85%	3.49%	2.26%	4.47%	2.57%
Total Return (4)	-75.94%	-62.16%	-87.12%	52.24%	-23.67%	-48.43%	-38.78%	-11.44%	172.73%

	Frontier Trading Company VII, LLC (1)			Frontier Trading Company VIII, LLC (1)			Frontier Trading Company IX, LLC (1)
	12/31/2007	12/31/2006 (3)	12/31/2005	12/31/2007	12/31/2006 (3)	12/31/2005	12/31/2007	12/31/2006 (3)	12/31/2005
Net Investment Gain (3)	3.23%	3.03%	—	5.31%	4.12%	—	4.71%	3.53%	—
Total Return (4)	-167.03%	-5.57%	—	234.06%	-77.05%	—	32.30%	-17.68%	—

(1)	Trading Companies VII, VIII and IX commenced trading operations on February 24, 2006.

(2)	Trading Company IV ceased trading operations on October 12, 2007.

(3)	Ratio of net investment gain to average members’ equity, annualized. Net investment gain is “Interest-net”, only, as there are no expenses included with the Trading Companies.

(4)	Total returns have not been annualized.

5. Trading Activities and Related Risks

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

6. Indemnifications

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

7. Restatement

The 2007 and 2006 financial statements have been restated to include the Condensed Schedule of Investments and the financial highlights in note 4 above, both of which were previously omitted. They are now included based upon the determination that each Trading Company meets the definition of an investment company under the accounting literature and therefore such disclosures in the presentation of these financial statements are required.

8. Subsequent Events

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Frontier Fund
(Registrant)

Date: January 27, 2009	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Balanced Series,
a Series of The Frontier Fund
(Registrant)

Date: January 27, 2009	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dunn Series,
a Series of The Frontier Fund
(Registrant)

Date: January 27, 2009	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Graham Series,
a Series of The Frontier Fund
(Registrant)

Date: January 27, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton Series, a Series of The Frontier Fund (Registrant)

Date: January 27, 2009	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Campbell/Graham Series, a Series of The Frontier Fund (Registrant)

Date: January 27, 2009	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Currency Series, a Series of The Frontier Fund (Registrant)

Date: January 27, 2009	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long Only Commodity Series, a Series of The Frontier Fund (Registrant)

Date: January 27, 2009	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long/Short Commodity Series, a Series of The Frontier Fund (Registrant)

Date: January 27, 2009	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Index Series, a Series of The Frontier Fund (Registrant)

Date: January 27, 2009	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund