Form 10-K
period 2008-12-31
FRONTIER FUND; BALANCED SERIES, a series of The Frontier Fund; WINTON/GRAHAM SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; CAMPBELL/GRAHAM/TIVERTON SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; LONG ONLY COMMODITY SERIES, a series of The Frontier Fund; FRONTIER LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; MANAGED FUTURES INDEX SERIES, a series of The Frontier Fund
filed 2009-03-24
CIK 1261379, 1389122, 1389123, 1389124, 1389125, 1389126, 1389127, 1389128, 1389129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51274

THE FRONTIER FUND

BALANCED SERIES; WINTON/GRAHAM SERIES; WINTON SERIES; CAMPBELL/GRAHAM/TIVERTON SERIES

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

Winton Series Class 1 and Class 2 Units

Campbell/Graham/Tiverton Series Class 1 and Class 2 Units

Currency Series Class 1 and Class 2 Units

Winton/Graham Series Class 1 and Class 2 Units

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Frontier Fund’s units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of June 30, 2008 were: 2,295,310 for the Balanced Series, 590,993 for the Winton Series, 651,018 for the Campbell/Graham/Tiverton Series, 125,002 for the Currency Series, 179,922 for the Winton/Graham Series, 52,645 for the Long Only Commodity Series, 475,306 for the Long/Short Commodity Series and 15,372 for the Managed Futures Index Series. Units outstanding as of December 31, 2008 were: 2,608,871 for the Balanced Series, 561,460 for the Winton Series, 695,740 for the Campbell/Graham/Tiverton Series, 150,678 for the Currency Series, 417,583 for the Winton/Graham Series, 56,872 for the Long Only Commodity Series, 566,000 for the Long/Short Commodity Series and 25,283 for the Managed Futures Index Series.

Documents Incorporated by Reference

Portions of the Prospectus filed by the registrant on February 11, 2009 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-140240) are incorporated by reference into Part I and Part II of this report.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF DECEMBER 31, 2008, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

Part I

Item 1.	BUSINESS.

Overview

The Frontier Fund, which is referred to in this report as the Trust, was formed on August 8, 2003, as a Delaware statutory trust. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest (the “Units”) pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). It is managed by its Managing Owner, Equinox Fund Management, LLC.

Purchasers of Units are limited owners of the Trust (“Limited Owners”). The Trust Act provides that, except as otherwise provided in the amended and restated declaration of trust and trust agreement of the Trust dated as of August 8, 2003, by and among the Managing Owner, Wilmington Trust Company as trustee and the unitholders from time to time (the “Trust Agreement”), unitholders in a Delaware statutory trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited Owners do not have any such liability. The Managing Owner will make contributions to Series of the Trust necessary to maintain at least a 1% interest in the aggregate capital, profits and losses of all Series.

The Trust conducts its business in one operating segment and has been organized to pool assets of investor funds for the purpose of trading in the U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities. The Trust may employ also futures contracts, forwards, option contracts and other interest in derivative instruments, including swap contracts (“Swaps”). As of December 31, 2008, the Trust had eight separate Series of Units issued and outstanding: the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series (formerly the Campbell/Graham Series), Currency Series, Winton/Graham Series (formerly the Graham Series), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series. The Units of each Series are separated into two classes of Units, except the Balanced Series which has four classes of Units. Previously, the Trust had offered an additional Series of Units called the Dunn Series, but such Series of Units is no longer being offered by the Trust.

On September 24, 2004, the Trust commenced operations for the Balanced Series, Winton Series, Currency Series and Dunn Series. The Winton/Graham Series commenced operations as of November 19, 2004. The Campbell/Graham/Tiverton Series commenced operations on February 11, 2005. On February 24, 2006, the Trust commenced operations for the Long Only Commodity, Long/Short Commodity and Managed Futures Index Series. On May 1, 2006, two new classes of the Balanced Series commenced operations: Balanced Series 1a, and Balanced Series 2a.

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

The Trust, with respect to each Series:

•

engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments, including Swaps and may, from time to time, engage in cash and spot transactions;

•

allocates funds to a subsidiary limited liability company or companies (each a “Trading Company”). Each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s) (“Trading Advisors” or each a “Trading Advisor”) that will manage all or a portion of such Trading Company’s assets, make the trading decisions for the assets of each Series vested in such Trading Company (other than the Long Only Commodity Series which invests only in Swaps referencing two indexes). Each Trading Company will segregate its assets from any other Trading Company

•	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series and the other Trust assets;

•	calculates the net assets, or the Net Asset Value, of the Units in such Series separately from the other Series;

•

has an investment objective of increasing the value of the Units over the long term (capital appreciation), while controlling risk and volatility, and offering exposure to the investment programs of individual Trading Advisors and to specific commodities (e.g. currencies); and

•	aggregates all cash and equivalents for purposes of maximizing returns at an equal rate for all Series.

The assets of any particular Series include only those funds and other assets that are paid to, held by or distributed to the Trust on account of and for the benefit of that Series. Under the “Inter-Series Limitation on Liability” expressly provided for under Section 3804(a) of the Trust Act, separate and distinct records of the cash and equivalents, although pooled for maximizing returns, is maintained in the books and records of each Series.

No new Units were registered under the Securities Act of 1933, as amended during 2008. During 2007, the Trust registered up to an additional 1,000,000 Units in the Balanced Series (Class 2 Units only), 1,000,000 Units in the Long/Short Commodity Series (Class1) and 200,000 Units in the Long/Short Commodity Series (Class2) on a Registration Statement on Form S-1/A pursuant to Rule 462(b) (File No. 333-140240). As of December 31, 2008, the total Units outstanding of each Series of the Trust was 2,608,871 with respect to the Balanced Series, 561,460 with respect to the Winton Series, 695,740 with respect to the Campbell/Graham/Tiverton Series, 150,678 with respect to the Currency Series, 417,583 with respect to the Winton/Graham Series, 56,872 with respect to the Long Only Commodity Series, 566,000 with respect to the Long/Short Commodity Series and 25,283 with respect to the Managed Futures Index Series.

As of December 31, 2008, the Trust, with respect to the Winton/Graham Series, Winton Series, Campbell/Graham/Tiverton Series, Currency Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series offered Units in two separate Classes – Class 1 and Class 2. The Trust, with respect to the Balanced Series, offered Units in four separate Classes – Class 1, Class 2, Class 1a and Class 2a.

As of December 31, 2008, each of the Winton Series, Long Only Commodity Series and Managed Futures Index Series has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in each such Trading Company, except the Trading Company for the Long Only Commodity Series, which allocates assets only to Swaps. The Currency Series invests a portion of its assets in a single Trading Company, which allocates assets to one Trading Advisor and one Swap. The Long/Short Commodity Series invests its assets in a single Trading Company and has multiple Trading Advisors that manage the assets invested in such Trading Company. Each of the Balanced Series, Campbell/Graham/Tiverton Series, Winton/Graham Series has invested a portion of its assets in several different Trading Companies and has multiple Trading Advisors that manage the assets invested in such Trading Companies. Trading Advisors are responsible for the trading decisions of the respective Trading Companies for which they trade. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management.

The Balanced Series, in order to make investments in the Campbell/Graham/Tiverton Series, Currency Series, Winton/Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, advances funds to such Series, for the purpose of investing in the respective Trading Company or Trading Companies for such Series on behalf of the Balanced Series.

The Trading Advisors were selected based upon the Managing Owner’s evaluation of each Trading Advisor’s past performance, trading portfolios and strategies, as well as how each Trading Advisor’s performance, portfolio and strategies complement and differ from those of the other Trading Advisors. As of December 31, 2008, none of the Trading Advisors or any of their principals had any beneficial interest in the Trust, but any of them is free to acquire such beneficial interest.

Equinox Fund Management, LLC, a Delaware limited liability company formed in June 2003, is the managing owner of the Trust (the “Managing Owner”). The Managing Owner became registered with the CFTC as a commodity pool operator (“CPO”), as of August 6, 2003, and has been a member of the National Futures Association (the “NFA”) in such capacity since that date. The Managing Owner’s main business office is located at 1660 Lincoln Street, Suite 100, Denver, Colorado 80264, telephone (303) 837-0600. A description of the Managing Owner’s responsibilities to the Trust is contained in a Prospectus filed dated February 11, 2009, which was filed by the Trust on May 16, 2008 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended (File No. 333-140240), which is referred to herein as the “Prospectus,” under the section captioned “Duties of the Managing Owner,” and such description is incorporated herein by reference from the Prospectus.

Regulation

Under the Commodity Exchange Act, as amended, (the “Commodity Exchange Act”) commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the Commodity Exchange Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective “associated persons” and “floor brokers.” The Commodity Exchange Act requires “commodity pool operators” such as the Managing Owner “commodity trading advisors” and commodity brokers or “futures commission merchants” such as the Trust’s commodity brokers to be registered and to comply with various reporting and recordkeeping requirements. The Managing Owner and the Trust’s commodity brokers are members of the NFA. The CFTC may suspend a commodity pool operator’s or a commodity trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated thereunder. In the event that the Managing Owner’s registration as a commodity pool operator were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust. Should the Managing Owner’s registration be suspended, termination of the Trust may result.

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

The Trading Companies for each Series of Units engage in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments (including Swaps) and may, from time to time, engage in cash and spot transactions. A brief description of the Trust’s main types of investments is set forth below:

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

The Trust is a venture in a high-risk business. An investment in the Units of each Series is very speculative. You should make an investment in one or more of the Series only after consulting with independent, qualified sources of investment and tax advice and only if your financial condition will permit you to bear the risk of a total loss of your investment. You should consider an investment in the Units only as a long-term investment. Moreover, to evaluate the risks of this investment properly, you must familiarize yourself with the relevant terms and concepts relating to commodities trading and the regulation of commodities trading, which are discussed in the Prospectus in the Statement of Additional Information below, in the section captioned “Futures Markets,” which is incorporated herein by reference.

You should carefully consider all the information we have included or incorporated by reference in this Form 10-K and our subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described below and read the risks and uncertainties as set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Section of this Form 10-K. Any of the following risks and uncertainties could materially adversely affect the Trust, its trading activities, operating results, financial condition and Net Asset Value and therefore could negatively impact the value of your investment. The information contained herein does not constitute investment, legal or tax advice. You should not invest in the Units unless you can afford to lose all of your investment.

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

A principal risk in futures, forward and options trading is volatile performance. Because the trading decisions for each of the Trust’s Winton Series and Managed Futures Index Series will be made by a single Trading Advisor, the trading for each such Series is similar to a single advisor fund in which one trading advisor makes all the trading decisions. In single advisor funds, volatility may increase as compared to a fund with several trading advisors who, collectively, can diversify risk to a greater extent (assuming those advisors are non-correlated with each other).

Options trading can be more volatile and expensive than futures trading and may cause large losses.

Certain Trading Advisors may trade options on futures. Although successful options trading requires many of the same skills as successful futures trading, the risks involved are somewhat different. For example, the assessment of near-term market volatility—which is directly reflected in the price of outstanding options—can be of much greater significance in trading options than it is in many long-term futures strategies. If market volatility is incorrectly predicted, the use of options can be extremely expensive.

The trading on behalf of each Series will be highly leveraged, which means that sharp declines in price could lead to large losses.

Because the amount of margin funds necessary to be deposited with a Futures Clearing Broker to enter into a futures, forward contract or option position is typically about 2% to 10% of the total value of the contract, each Trading Advisor may take positions on behalf of a Series with face values equal to several times such Series’ Net Asset Value. These low margin requirements provide a large amount of leverage;. As a result of this leveraging, even a small movement in the price of a contract can cause major losses. Any purchase or sale of a futures or forward contract may result in losses that substantially exceed the amount invested in the contract. For example, if $2,200 in margin is required to hold one U.S. Treasury bond futures contract with a face value of $100,000, a $2,200 decrease in the value of that contract could, if the contract is then closed out, result in a complete loss of the margin deposit, not even taking into account deductions of fees and/or commissions. If severe short-term price declines occur, such declines could force the liquidation of open positions with large losses. Leverage is normally monitored through the margin-to-equity ratio employed by each Trading Advisor. Under normal circumstances, the Trading Advisors will vary between a 10% to 30% margin-to-equity ratio.

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

Certain Trading Advisors may engage in exchanges of futures for physicals for client accounts. An exchange of futures for physicals is a transaction permitted under the rules of many futures exchanges in which two parties holding futures positions may close out their positions without making an open, competitive trade on the exchange. Generally, the holder of a short futures position buys the physical commodity, while the holder of a long futures position sells the physical commodity. The prices at which such transactions are executed are negotiated between the parties. If a Trading Advisor engaging in exchanges of futures for physicals were prevented from such trading as a result of regulatory changes, the performance of client accounts of such Trading Advisor could be adversely affected.

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

Swaps are not traded on exchanges and are not subject to the same type of government regulation as exchange markets. As a result, many of the protections afforded to participants on organized exchanges and in a regulated environment are not available in connection with these transactions.

The swap markets are “principals’ markets,” in which performance with respect to a Swap is the responsibility only of the counterparty to the contract, and not of any exchange or clearinghouse. As a result, each Trading Company is subject to the risk of the inability or refusal to perform with respect to Swaps on the part of the counterparties. There are no limitations on daily price movements in Swaps. Speculative position limits are not applicable to Swaps, although the counterparties to Swaps may limit the size or duration of positions as a consequence of credit considerations. Participants in the swap markets are not required to make continuous markets in the Swaps they trade. Participants could refuse to quote prices for Swaps or quote prices with an unusually wide spread between the price at which they are prepared to buy and the price at which they are prepared to sell.

In the case of any Swap that references a fund or program managed by a trading advisor, certain or all of the risks disclosed in this Form 10-K in relation to the Trading Advisors also may apply, indirectly, in relation to the relevant Series’ investment in such Swap.

Over-the-counter transactions are subject to little, if any, regulation and may be subject to the risk of counterparty default.

A portion of each Series’ assets may be used to trade over-the-counter commodity interest contracts, such as forward contracts, option contracts in foreign currencies and other commodities, or swap or spot contracts. Over-the-counter contracts are typically traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and are essentially unregulated by the CFTC. You therefore do not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act in connection with this trading activity by any Trading Advisor. The markets for over-the-counter contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. The lack of regulation in these markets could expose a Series in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.

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

Your investment could be illiquid.

A Trading Advisor may not always be able to liquidate its commodity interest positions at the desired time or price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as a foreign government taking political actions that disrupt the market in its currency or in a major export, can also make it difficult to liquidate a position. Alternatively, limits imposed by futures exchanges or other regulatory organizations, such as speculative position limits and daily price fluctuation limits, may contribute to a lack of liquidity with respect to some commodity interests.

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

The Managing Owner may suspend temporarily any redemption for some or all Series up to 30 days if the effect of the redemption, either alone or in conjunction with other redemptions, would be to impair the Trust’s ability to operate in pursuit of its objectives (for example, if the Managing Owner believes a redemption, if allowed, would materially advantage one investor over another investor). The Managing Owner anticipates suspending redemptions only under extreme circumstances, such as a natural disaster, force majeure, act of war, terrorism or other event which results in the closure of financial markets. During any suspension of redemptions, a redeeming Limited Owner invested in a Series for which redemptions were suspended would remain subject to market risk with respect to such Series.

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

The above risks are particularly applicable to the markets for security futures contracts. Security futures contracts are a class of financial instruments that allow the trading of futures contracts on individual U.S. equity securities or on narrow-based stock indices, which are indices made up of a small group of stocks that allow an investor to take a position in a concentrated area of the equities market. Security futures contracts have only been trading in the United States since November 2002, and the markets for these contracts generally have been characterized by very limited volumes when compared to futures markets generally. As a result, a Trading Advisor that trades security futures contracts could at times find it difficult to buy or sell a security futures contract at a favorable price, which could result in losses to the applicable Series.

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

Some foreign markets present additional risk, because they are not subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, the NFA or any domestic exchange regulates activities on any foreign boards of trade or exchanges (such as the execution, delivery and clearing of transactions) or has the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable foreign laws. Similarly, the rights of market participants, in the event of the insolvency or bankruptcy of a foreign market or broker are also likely to be more limited than in the case of U.S. markets or brokers. As a result, in these markets, there is less legal and regulatory protection than that available domestically.

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

Trading Risks

There are disadvantages to making trading decisions based on technical analysis.

Most of the Trading Advisors except C-View and certain Trading Advisors trading for the Long/Short Commodity Series may base their trading decisions on trading strategies that use mathematical analyses of technical factors relating to past market performance. The buy and sell signals generated by a technical, trend-following trading strategy are derived from a study of actual daily, weekly and monthly price fluctuations, volume variations and changes in open interest in the markets. The profitability of any technical, trend-following trading strategy depends upon the occurrence in the future of significant, sustained price moves in some of the markets traded. A danger for trend-following traders is whip-saw markets, that is, markets in which a potential price trend may start to develop but reverses before an actual trend is realized. A pattern of false starts may generate repeated entry and exit signals in technical systems, resulting in unprofitable transactions. In the past, there have been prolonged periods without sustained price moves. Presumably these periods will continue to occur. Periods without sustained price moves may produce substantial losses for trend-following trading strategies. Further, any factor that may lessen the prospect of these types of moves in the future, such as increased governmental control of, or participation in, the relevant markets, may reduce the prospect that any trend- following trading strategy will be profitable in the future.

There are disadvantages to making trading decisions based on fundamental analysis.

Certain Trading Advisors will base their decisions on trading strategies which utilize in whole or in part fundamental analysis of underlying market forces. Fundamental analysis attempts to examine factors external to the trading market which affect the supply and demand for a particular commodity interest in order to predict future prices. Such analysis may not result in profitable trading because certain Trading Advisors may not have knowledge of all factors affecting supply and demand or may incorrectly interpret the information they do have. Furthermore, prices may often be affected by unrelated or unexpected factors and fundamental analysis may not enable the Trading Advisor to determine whether its previous decisions were incorrect in sufficient time to avoid substantial losses. In addition, fundamental analysis assumes that commodity markets are inefficient— i.e., that commodity prices do not always reflect all available information—which some market analysts dispute.

The risk management approaches of one or all of the Trading Advisors may not be fully effective, and a Series may incur losses.

The mechanisms employed by each Trading Advisor to monitor and manage the risks associated with its trading activities on behalf of the Series for which it trades may not succeed in mitigating all identified risks. Even if a Trading Advisor’s risk management approaches are fully effective, it cannot anticipate all risks that it may face. If one or more of the Trading Advisors fails to identify and adequately monitor and manage all of the risks associated with its trading activities, the Series for which it trades may suffer losses.

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

Because each of the Trading Advisors’ strategies involves some discretionary aspects in addition to their technical factors, certain Trading Advisors may occasionally use discretion in investing the assets of a Series. For example, the Trading Advisors often use discretion in selecting contracts and markets to be followed. In exercising such discretion, such Trading Advisor may take positions opposite to those recommended by the Trading Advisor’s trading system or signals. Discretionary decision making may also result in a Trading Advisor’s failing to capitalize on certain price trends or making unprofitable trades in a situation where another trader relying solely on a systematic approach might not have done so. Furthermore, such use of discretion may not enable the Series to avoid losses, and in fact, such use of discretion may cause the Series to forego profits which it may have otherwise earned had such discretion not been used.

Speculative position limits and daily price fluctuation limits may force the alteration of trading decisions which may cause a Series to forego profitable trades or strategies.

The CFTC and U.S. exchanges have established limits, known as speculative position limits, on the maximum net long or net short positions that any person may hold or control in certain futures and options on futures contracts. Most exchanges also impose limits, known as daily limits, on the amount of fluctuation in certain futures and options on futures contracts in a single trading day. All accounts controlled by a particular Trading Advisor and its principals are combined for speculative position limit purposes. If positions in those accounts were to approach the level of the particular speculative position limit, or if prices were to approach the level of the daily limit, these limits could cause a modification of the particular Trading Advisor’s trading decisions or force liquidation of certain futures or options on futures positions. If one or more of the Trading Advisors must take either of these actions, one or more Series may be required to forego profitable trades or strategies.

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

Factors beyond a Trading Advisor’s control may cause a Trading Advisor to deviate from its trading program or strategy.

Economic, market and other conditions may cause a Trading Advisor to deviate from its stated trading program or strategy. There can be no guarantee that any Trading Advisor would alert the Managing Owner to such a change.

The use of multiple Trading Advisors may result in offsetting or opposing trading positions and may also require one Trading Advisor to fund the margin requirements of another Trading Advisor.

The use of multiple Trading Advisors for the Balanced Series, Winton/Graham Series, Campbell/Graham/Tiverton Series, Currency Series and Long/Short Commodity Series may result in developments or positions that adversely affect the respective Series’ Net Asset Value. For example, because the Trading Advisors trading for the Balanced Series, Winton/Graham Series,

Campbell/Graham/Tiverton Series, Currency Series and Long/Short Commodity Series will be acting independently, such Series could buy and sell the same futures contract, thereby incurring additional expenses but with no net change in its holdings. The Trading Advisors also may compete, from time to time, for the same trades or other transactions, increasing the cost to such Series of making trades or transactions or causing some of them to be foregone altogether. Even though the margin requirements resulting from each Trading Advisor’s trading for any such Series ordinarily will be met from that Trading Advisor’s allocated net assets of such Series, a Trading Advisor for the Balanced Series, Winton/Graham Series, Campbell/Graham/Tiverton Series, Currency Series, or Long/Short Commodity Series may incur losses of such magnitude that such Series is unable to meet margin calls from the allocated net assets of that Trading Advisor. If losses of such magnitude were to occur, the Clearing Brokers for the Trading Company or Trading Companies in which such Series invests its assets may require liquidations and contributions from the allocated net assets of another Trading Advisor for such Series.

The Trading Advisors’ trading programs bear some similarities and, therefore, may lessen the benefits to the Balanced Series, Winton/Graham Series, Campbell/Graham/Tiverton Series, Currency Series and Long/Short Commodity Series of having multiple Trading Advisors.

Each Trading Advisor has, over time, developed and modified the program it will use in trading. Nevertheless, the Trading Advisors’ trading programs have some similarities. These similarities may, in fact, mitigate the positive effect of having multiple Trading Advisors for the Balanced Series, Winton/Graham Series, Campbell/Graham/Tiverton Series, Currency Series and Long/Short Commodity Series. For example, in periods where one Trading Advisor experiences a draw-down, it is possible that these similarities will cause the other Trading Advisors to also experience a draw-down.

Each Series other than the Long Only Commodity Series relies on its Trading Advisor(s) for success, and if a Trading Advisor’s trading is unsuccessful, the Series may incur losses.

The Trading Advisor(s) for each Series (other than the Long Only Commodity Series which invests only in Swaps referencing two indexes) will make the commodity trading decisions for that Series. Therefore, the success of each Series largely depends on the judgment and ability of the Trading Advisors. A Trading Advisor’s trading for any Series may not prove successful under all or any market conditions. If a Trading Advisor’s trading is unsuccessful, the applicable Series may incur losses.

The Trading Advisors or their trading strategies may not continually serve the Series which may put such Series at a disadvantage or incur losses for such Series.

It is possible that (i) any Trading Advisor or the Managing Owner will exercise its rights to terminate the Advisory Agreement for any Series under certain conditions, (ii) the Advisory Agreement with any Trading Advisor, once it expires, will not be renewed on the same terms as the current Advisory Agreement for that Trading Advisor, or (iii) if assets of any Series allocated to a particular Trading Advisor are reallocated to a new or different Trading Advisor, the new or different Trading Advisor will not manage such assets on terms as favorable to such Series as those negotiated with the Trading Advisor to which such assets were previously allocated, and the Managing Owner may charge such Series incentive fees based on the performance of the Trading Advisor managing the reallocated assets even though the Series has not recouped the losses sustained by the previous Trading Advisor.

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

The Managing Owner has selected each Trading Advisor to manage the assets of each Series because each Trading Advisor performed well through the date of its selection. You must consider, however, the uncertain significance of past performance, and you should not rely to a substantial degree on the Trading Advisors’ or the Managing Owner’s records to date for predictive purposes. You should not assume that any Trading Advisor’s future trading decisions will create profit, avoid substantial losses or result in performance for the Series comparable to that Trading Advisor’s or to the Managing Owner’s past performance. In fact, as a significant amount of academic study has shown, futures funds more frequently than not under-perform the past performance records included in their prospectuses.

Because you and other investors will acquire, exchange and redeem Units at different times, you may experience a loss on your Units even though the Series in which you have invested as a whole is profitable and even though other investors in that Series experience a profit. The past performance of any Series may not be representative of each investor’s investment experience in it.

Likewise, you and other investors will invest in different Series managed by different Trading Advisors. Each Series’ assets are valued and accounted for separately from every other Series.

Consequently, the past performance of one Series has no bearing on the past performance of another Series. You cannot, for example, consider the Balanced Series’ past performance in deciding whether to invest in any other Series.

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

Certain of the Series have limited performance histories upon which to evaluate your investment in such Series. Although past performance is not necessarily indicative of future results, if any such Series had a longer performance history, such performance history might provide you with more information on which to base your investment decision for such Series. As such Series have limited performance histories, you will have to make your decision to invest in any such Series without such possibly useful information.

Each Series is charged substantial fees and expenses regardless of profitability.

Each Series is charged brokerage charges, over-the-counter dealer spreads and related transaction fees and expenses and management fees in all cases regardless of whether any Series’ activities are profitable. In addition, the Managing Owner charges each Series an incentive fee based on a percentage of trading profits earned on the Series’ net assets and the Managing Owner pays all or a portion of such incentive fees to the Trading Advisor(s) for such Series. Because the Balanced Series, Winton/Graham Series, Campbell/Graham/Tiverton Series, Currency Series and Long/Short Commodity Series may each employ multiple Trading Advisors, it is possible that such Series could pay substantial incentive fees out of the assets of any such Series with respect to one or more Trading Advisors in a year in which such Series has no net trading profits or in which it actually loses money. In addition, each Series must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit.

Differing levels of fees received may create an incentive for the Managing Owner to favor certain Series over others.

The Managing Owner charges the various Series differing levels of fees. This may create an incentive for the Managing Owner to favor certain Series over other Series in, among other things, the amount of time and effort spent managing any given Series and the selection of Trading Advisors for a given Series.

The Managing Owner and its principals may maintain differing levels of beneficial ownership among the different Series.

The Managing Owner and its principals may maintain differing levels of beneficial ownership among the various Series of the Trust. Such varying levels of beneficial ownership may create an incentive for the Managing Owner and/or its principals to favor one Series over another in the amount of time and effort spent managing the Series or in the decisions made for the Series.

You may not be able to purchase Class 2 Units or Class 2a Units unless you have a particular relationship with a Selling Agent or if Class 2 Units or Class 2a Units are not available for purchase.

In order to purchase Class 2 Units or Class 2a Units of any Series, you must have an arrangement with a Selling Agent where you directly compensate such Selling Agent for services rendered in connection with investments, including an investment in the Trust (such arrangements commonly referred to as “wrap-accounts”). If you do not have such an arrangement with a Selling Agent, then you will only be able to purchase Class 1 Units or Class 1a Units in any Series, which will result in you being charged higher service fees.

Whether you have such an arrangement with a Selling Agent will depend on your relationship with such Selling Agent. Neither the Trust nor the Managing Owner has any control over the type of arrangement you have with a Selling Agent.

In addition, the Class 2 Units and Class 2a Units represent only a small portion of the total amount of Units which are currently registered with the SEC for sale by the Trust. Therefore, even if you have such an arrangement with a Selling Agent, Class 2 Units and Class 2a Units may not be available to you for purchase.

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

Likewise, upon termination of any of the Advisory Agreements entered into between the Trust and each Trading Advisor, the Managing Owner may be required to renegotiate the contracts or make other arrangements for obtaining commodity trading advisory services. The services of the particular Trading Advisor may not be available, or these services may not be available on terms as favorable as those contained in the expired or terminated advisory contract. There is severe competition for the services of qualified commodity trading advisors, and the Managing Owner may not be able to retain replacement or additional Trading Advisors on acceptable terms. This could result in losses to one or more Series and/or the inability of one or more Series to achieve its investment objectives. Moreover, if an advisory contract is renegotiated or additional or substitute Trading Advisors are retained by the Managing Owner on behalf of one or more Series, the fee structures of the new or additional arrangements may not be as favorable to the affected Series as are those currently in place

The incentive fees could be an incentive to the Trading Advisors to make riskier investments.

Each Trading Advisor employs a speculative strategy and the Managing Owner pays each Trading Advisor incentive fees based on the trading profits earned by it for the applicable Series. Accordingly, each of the Trading Advisors has a financial incentive to make investments that are riskier than might be made if a Series’ assets were managed by a Trading Advisor that did not receive performance-based compensation. For example, if an investment earns large amounts of trading profits, the Trading Advisor making such an investment may earn a larger incentive fee. Therefore, a Trading Advisor may decide to make an investment with potential for large amounts of trading profits, despite the fact that such investment may have a high degree of risk. If the investment is unsuccessful, the Series could incur losses. Conversely, a Trading Advisor that does not receive any performance-based incentive fees might not make such a risky investment.

The interest rate floor for certain Series may create financial risk for such Series.

With respect to the Winton/Graham Series, Winton Series, Campbell/Graham/Tiverton Series, Currency Series and the Class 1 and Class 2 of the Balanced Series, the Trust has agreed to pay all interest income earned by it to the Managing Owner up to a cap of 2.0% annually of the Net Asset Value of such Series. To the extent that the interest income earned by the Trust falls below 0.75% annually, the Trust will be obligated to pay the Managing Owner the difference between the interest income that is allocated to each of such Series and 0.75%. Such shortfall will be charged pro rata across such Series of Units. Accordingly, if interest rates fall, then you could be charged a portion of such interest income shortfall which would reduce the value of your Units in such Series.

In October 2008, the Trust invested approximately $272 million in custom time deposits with U.S. Bank N.A. The time deposits earn a guaranteed fixed interest rate of 3.75% and will mature six months from the deposit date and be subject to automatic six-month rollovers through October 2013. Unscheduled withdrawals will be subject to certain penalties and other costs up to 1.0% of the amount deposited if withdrawn within the first six months from the deposit date. Other assets of the Trust earn interest at different rates. There can be no assurance that the interest income of the Trust can be maintained above the 0.75% shortfall level due to the uncertainties of the duration and extent of a low interest rate environment.

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

Each Trading Advisor, each Clearing Broker and each Swap counterparty acts only as a trading advisor, clearing broker or swap counterparty, respectively, to the applicable Series and Trading Company. None of these parties acts in such capacity to you. Therefore, you have no contractual privity with the Trading Advisors, the Clearing Brokers or any Swap counterparty. Due to this lack of contractual privity, you will likely not be able to establish a basis for liability against a Trading Advisor, a Clearing Broker or any Swap counterparty.

An unanticipated number of redemption requests during a short period of time could have an adverse effect on the Net Asset Value of a Series.

If a substantial number of requests for redemption of Units in a Series are received by the Trust during a relatively short period of time, such Series may not be able to satisfy the requests from funds not committed to trading. As a consequence, it could be necessary to liquidate positions in such Series’ trading positions before the time that the applicable Trading Advisor(s)’ trading strategies would dictate liquidation. If this were to occur, it could affect adversely the Net Asset Value per Unit of such Series and each Class within such Series, not only for Limited Owners redeeming units but also for nonredeeming Limited Owners. Your redemption price for Units in a Series is based on the Net Asset Value per Unit of such Series, which value could be less than the initial price you paid for your Units.

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

The failure or bankruptcy of one of its Futures Clearing Brokers, banks or other custodians could result in a substantial loss of one or more Series’ assets.

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

Other institutions such as banks will have custody of the assets of the Trust. Such institutions may encounter financial difficulties that impair the Trust’s operating capabilities or capital position. The Managing Owner will attempt to limit the Trust’s deposits and transactions to well-capitalized institutions in an effort to mitigate such risks, but there can be no assurance that even a well-capitalized, major institution will not become bankrupt.

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

Unforeseen circumstances, including substantial losses, withdrawal of the Trust’s Managing Owner or suspension or revocation of the Managing Owner’s or any of the registered Trading Advisors’ respective registrations under the Commodity Exchange Act or memberships in the NFA could cause the Trust to terminate before its stated termination date of December 31, 2053. The Trust’s termination would cause the liquidation and potential loss of your investment and could upset the overall maturity and timing of your investment portfolio.

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

Investors who subscribe for larger amounts of Units will pay initial service fees and/or on-going service fees at reduced levels. The reduction of the initial service fee and/or on-going service fee will be effectuated through the issuance of additional Units to such investors. If such additional Units are issued to such investors, then the dilution of the other investors in such Series will result. Therefore, effectively, the other owners of Units of such Series will bear the cost of the reduction of the initial service fees and/or on-going service fees for the larger Unit owners because they will receive a smaller portion of the profits earned by such Series

The Managing Owner is leanly staffed and relies heavily on its key personnel to manage the Trust’s trading activities. The loss of such personnel could adversely affect the Trust.

In managing and directing the day-to-day activities and affairs of the Trust, the Managing Owner relies heavily on its principals. The Managing Owner is leanly staffed, although there are back-up personnel for every key function. If any of its key persons were to leave or be unable to carry out his or her present responsibilities, it may have an adverse effect on the management of the Trust.

In addition, under the operating agreement of the Managing Owner, Mr. Bornhoft’s ability to serve as the Manager of the Managing Owner is dependent upon certain factors. If Mr. Bornhoft ceases to be the Manager of the Managing Owner, the Trust could be adversely affected.

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

The Managing Owner may reallocate assets among the Trading Advisors for the Balanced Series, Winton/Graham Series, Campbell/Graham/Tiverton Series, Currency Series or Long/Short Commodity Series upon termination of a Trading Advisor or retention of a new Trading Advisor or at the commencement of any month. Consequently, the net assets for such Series may be allocated among the Trading Advisors in a different manner than the currently anticipated allocation. The Managing Owner’s allocation of assets of any such Series will directly affect the profitability of the trading of the Balanced Series, Campbell/Graham/Tiverton Series, Currency Series and Long/Short Commodity Series, possibly in an adverse manner. For example, a Trading Advisor for a Series may experience a high rate of return but may be managing only a small percentage of the net assets of such Series. In this case, the Trading Advisor’s performance could have a minimal effect on the Net Asset Value of such Series.

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

Each Series’ future success and growth depends on each Trading Advisor’s ability to attract and retain employees that fit into its culture. There is intense competition for the limited pool of qualified personnel that meets these criteria. If any Trading Advisor is unable to attract and retain qualified personnel, then its ability to successfully execute its trading strategies may be diminished.

Regulation of the commodity interest markets is extensive and constantly changing; future regulatory developments are impossible to predict and may significantly and adversely affect the Trust.

The futures, options on futures and security futures markets are subject to comprehensive statutes, regulations and margin requirements. Recent legislation has created a new multi-tiered structure of exchanges in the United States subject to varying degrees of regulation, and rules and interpretations regarding various aspects of this new regulatory structure have only recently been proposed or finalized. Traditional futures exchanges, which are now called designated contract markets, are now subject to more streamlined and flexible core principles rather than the prior statutory and regulatory mandates. However, with respect to these traditional futures exchanges, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily limits and the suspension of trading. The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change is impossible to predict, but could be substantial and adverse.

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

The Managing Owner believes that the Trust will be treated as a partnership for Federal income tax purposes and, assuming that at least 90% of the gross income of the Trust will constitute “qualifying income” within the meaning of Section 7704(d) of the Code, will not be a treated as a publicly traded partnership treated as a corporation. The Managing Owner believes it is likely, but not certain, that the Trust will meet this income test. The Trust has not requested, and does not intend to request, a ruling from the Internal Revenue Service (the “Service”), concerning its tax treatment.

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

Special considerations apply to investments in the Trust by individual retirement accounts, pension, profit-sharing, stock bonus, Keogh, welfare benefit and other employee benefit plans whether or not subject to ERISA or Section 4975 of the Code, or each a Plan, and further considerations apply to investments in the Trust by a Plan that is subject to Part 4 of Subtitle B of Title I of ERISA or Section 4975 of the Code, or an ERISA Plan, and any entity whose underlying assets include plan assets by reason of an ERISA Plan’s investment in such entity, or such entities together with ERISA Plans, Benefit Plan Investors. While the assets of any Series (and Class of any Series) are intended not to constitute plan assets with respect to any Benefit Plan Investors, the United States Department of Labor or the DOL or a court could disagree. If the DOL were to find that the assets of some or all of the Series are plan assets, the Managing Owner and the Trading Advisor(s) to such Series would be fiduciaries, certain transactions in the Trust could be prohibited, and the Managing Owner would then have the right to mandatorily redeem out any Limited Owner which is a Benefit Plan

Investor. For example, if the Trust were deemed to hold plan assets, the Trading Advisors may have to refrain from directing certain transactions that are currently contemplated. Furthermore, whether or not the Trust is deemed to hold plan assets, if an ERISA Plan has certain pre-existing relationships with the Managing Owner, one or more Trading Advisors, the Selling Agents or a Clearing Broker, investment in a Series may be limited or prohibited.

Foreign investors may face exchange rate risk and local tax consequences.

Foreign investors should note that the Units are denominated in U.S. Dollars and that changes in the rates of exchange between currencies may cause the value of their investment to decrease.

Regulatory Risks

Government regulations may change and adversely affect the Trust.

Considerable regulatory attention has recently been focused on publicly distributed partnerships, and, in particular, on “commodity pools” such as the Trust. In addition, tax law revisions could have a materially adverse effect on the Trust. Concern has also been expressed about speculative pools of capital trading in the currency markets, because these pools have the potential to disrupt central banks’ attempts to influence exchange rates. In the current environment, you must recognize the possibility that future regulatory changes may alter, perhaps to a material extent, the nature of an investment in any Series of the Trust or the overall operation of the Trust.

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

If the Commodity Exchange Act registrations or NFA memberships of the Managing Owner or the registered Trading Advisors were no longer effective, these entities would not be able to act for the Trust. If the Managing Owner or a registered Trading Advisor were unable to act for the Trust or a Series, it could adversely affect the Trust or such Series.

For example, if the Managing Owner’s registration as a commodity pool operator, or CPO, under the Commodity Exchange Act or the Managing Owner’s membership as a CPO with the NFA were suspended, revoked or terminated, unless there were at least one remaining managing owner whose registration or membership has not been suspended, revoked or terminated, the Trust will be required to dissolve.

Likewise, if a registered Trading Advisor’s registration as a commodity trading advisor under the Commodity Exchange Act or such Trading Advisor’s membership as a commodity trading advisor with the NFA were suspended, revoked or terminated, the Trust would remove such Trading Advisor as a trading advisor for the applicable Series. The Managing Owner would then either terminate the Series or hire another commodity trading advisor to act as Trading Advisor for such Series.

The Trust and the Managing Owner have been represented by unified counsel, and you will not benefit from further review of your investment by independent counsel.

The Trust and the Managing Owner have been represented by unified counsel. To the extent that the Trust, the Managing Owner or you could benefit by further independent review, such benefit will not be available.

Although the foregoing risk factors are not a complete explanation of all the risks involved in purchasing interests in a fund that invests in the highly speculative, highly leveraged trading of futures, forwards and options. You should read this entire Form 10-K and the Prospectus before determining to subscribe for Units.

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

There are no material legal proceedings to which the Trust or any of its subsidiaries is a party or of which any of their assets are the subject.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table provides information regarding the sale of unregistered Units by the Registrant for the year ended December 31, 2008. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was the Net Asset Value per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Registrant claims an exemption from registration for each of the transactions listed below under Section 4(2) of the Securities Act, as a sale by an issuer not involving a public offering.

Series	Date		Units	Consideration
Balanced Series-2a	November 17, 2008		115.7100	$10,000
	December 30, 2008		82.1960	$10,000

Currency Series-2	November 17, 2008		109.0300	$300,000
	November 17, 2008	*	109.0300	$300,000

Long Only Commodity Series-2	December 30, 2008		1,838.8356	$200,000

Long/Short Commodity Series-2	September 20, 2008	*	1,924.14753	$217,000
	November 17, 2008		108.4000	$140,000

Managed Futures Index Series-2	November 17, 2008		132.4000	$300,000

*	Each of the transactions identified by an asterisk involved an exchange of Units of one Series for Units of another Series. In each such exchange, the number of Units exchanged was based upon the then-current Net Asset Value per Unit of the applicable Series.

No Units in any Series are publicly traded. The Units in each Series may be redeemed, in whole or in part, on a daily basis, subject to a notice requirement set forth in the Prospectus. Except as otherwise set forth in the Prospectus, Units will be redeemed at a redemption price equal to 100% of the Net Asset Value per Unit of the applicable Series, calculated as of the point described in the Prospectus. The redemption of Units has no impact on the value of Units that remain outstanding. The Managing Owner may temporarily suspend redemptions under limited circumstances described in the Prospectus. The right to obtain redemption of Units of a Series is contingent upon such Series’ having property sufficient to discharge its liabilities on the date of redemption.

Further, if a Limited Owner redeems all or a portion of its Class 1 Units of any Series on or before the end of 12 full months following the effective date of the purchase of the Units being redeemed, such Limited Owner is charged a redemption fee of up to 3.0% of the Net Asset Value at which the Units are redeemed. The redemption fee charged will depend on, among other things, the particular Series of Units being redeemed. The Trust Agreement also contains restrictions on the transfer or assignment of the Units.

The Managing Owner has the sole discretion in determining what distributions, if any, the Trust will make to the Limited Owners. The Trust has not effected distributions on the Units in any Series as of the date hereof and the Managing Owner does not intend to effect any distributions in the foreseeable future.

The proceeds are deposited in the bank and brokerage accounts of the Trust and the Trading Companies for the purpose of engaging in trading activities in accordance with the Trust’s trading policies and its Trading Advisors’ respective trading strategies.

The following table shows the number of Limited Owners and the number of Units outstanding in each Class of each Series as of March 12, 2009:

	Number of Limited Owners	Number of Units Outstanding
Balanced Series (Class 1)	9,675	2,225,412

Balanced Series (Class 1a)	343	83,522

Balanced Series (Class 2)	1,503	527,544

Balanced Series (Class 2a)	76	18,597

Winton Series (Class 1)	2,086	463,552

Winton Series (Class 2)	105	83,059

Currency Series (Class 1)	754	121,860

Currency Series (Class 2)	53	26,517

Campbell/Graham Series/Tiverton (Class 1)	3,621	653,764

Campbell/Graham Series/Tiverton (Class 2)	347	75,398

Winton/Graham Series (Class 1)	1,912	379,624

Winton/Graham Series (Class 2)	364	109,985

Long Only Commodity Series (Class 1)	330	47,867

Long Only Commodity Series (Class 2)	35	11,490

Long/Short Commodity Series (Class 1)	2,907	458,841

Long/Short Commodity Series (Class 2)	502	108,378

Managed Futures Index Series (Class 1)	151	15,140

Managed Futures Index Series (Class 2)	61	12,096

No Units are authorized for issuance by the Trust under equity compensation plans. During the year ended December 31, 2008, no unregistered Units were sold by the Trust. In addition, the Trust did not repurchase any Units (excluding redemptions by Limited Owners in the ordinary course) during the year ended December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial information for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 is taken from the financial statements of the Trust included in section F of this filing.

You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included therewith. Results from past periods are not necessarily indicative of results that may be expected for any future period.

FOR THE PERIOD ENDED DECEMBER 31, 2008

	Balanced Series	Winton Series	Campbell/Graham Tiverton Series	Currency Series
Interest income - net	$1,613,778	$316,243	$331,073	$122,102
Total expenses	24,610,998	5,016,448	7,012,949	645,010
Net gain / (loss) on investments	100,495,769	15,824,382	24,168,791	(268,237)
Net income / (loss)	60,158,339	8,454,614	12,752,188	(791,145)
Net income / (loss) per unit – Class 1	23.71	16.58	18.64	(4.47)
Net (loss) per unit – Class 1a	21.19	—	—	—
Net income / (loss) per unit – Class 2	30.44	21.43	23.94	(1.70)
Net (loss) per unit – Class 2a	25.83	—	—	—

	Balanced Series	Winton Series	Campbell/Graham Tiverton Series	Currency Series
Total Assets	347,440,077	85,496,323	81,004,444	29,828,596
Total owners’ capital – Class 1	264,686,994	62,283,659	69,957,155	11,900,185
Total owners’ capital – Class 2	68,996,013	11,743,367	7,807,774	2,946,600
Net Asset Value per Unit – Class 1	125.17	130.41	110.54	96.19
Net Asset Value per unit – Class 1a	112.09	—	—	—
Net Asset Value per Unit – Class 2	142.44	140.04	124.14	109.30
Net Asset Value per Unit – Class 2a	121.30	—	—	—

	Winton/Graham Series	Long Only Commodity Series	Long/Short Commodity Series	Managed Futures Index Series
Interest income - net	$100,204	$112,372	$921,454	$35,362
Total expenses	1,991,962	213,005	4,844,371	69,230
Net gain / (loss) on investments	6,276,258	(2,596,899)	12,587,486	701,670
Net income	4,384,500	(2,697,532)	(2,336,474)	667,802
Net income per unit – Class 1	21.14	(40.48)	(1.08)	31.59
Net income per unit – Class 2	27.12	(40.58)	2.09	35.28
Total Assets	51,029,789	5,037,278	74,686,379	3,442,690
Total owners’ capital – Class 1	35,760,835	3,254,226	46,525,406	2,266,977
Total owners’ capital – Class 2	14,434,394	788,247	11,206,889	1,136,074
Net Asset Value per Unit – Class 1	116.18	70.31	100.39	132.18
Net Asset Value per Unit – Class 2	131.49	74.46	109.28	139.70

FOR THE PERIOD ENDED DECEMBER 31, 2007

	Balanced Series	Winton Series	Campbell/Graham Tiverton Series	Currency Series
Interest income - net	$6,823,418	$563,371	$1,614,470	$435,431
Total expenses	19,654,933	1,718,813	4,346,128	458,545
Net gain / (loss) on investments	4,789,018	4,995,445	1,730,298	(90,083)
Net income / (loss)	(13,183,593)	3,840,003	(2,336,186)	(113,197)
Net income / (loss) per unit – Class 1	(5.20)	8.18	(4.37)	(0.50)
Net (loss) per unit – Class 1a	(5.07)	—	—	—
Net income / (loss) per unit – Class 2	(2.24)	11.80	(1.66)	2.77
Net (loss) per unit – Class 2a	(2.41)	—	—	—
Total Assets	284,867,427	46,779,088	74,655,994	15,232,200
Total owners’ capital – Class 1	210,379,248	35,664,260	55,530,902	9,791,812
Total owners’ capital – Class 2	47,205,598	10,374,901	5,820,002	800,194
Net Asset Value per Unit – Class 1	101.46	113.83	91.90	100.66
Net Asset Value per unit – Class 1a	90.90	—	—	—
Net Asset Value per Unit – Class 2	112.00	118.61	100.20	111.00
Net Asset Value per Unit – Class 2a	95.47	—	—	—

	Winton/Graham Series	Long Only Commodity Series	Long Short Commodity Series	Managed Futures Index Series
Interest income - net	$206,887	$509,099	$1,051,098	$165,165
Total expenses	593,562	329,370	2,696,846	120,630
Net gain / (loss) on investments	1,258,686	545,270	(233,874)	429
Net income	872,011	724,999	432,147	44,964
Net income per unit – Class 1	10.34	15.34	1.05	3.84
Net income per unit – Class 2	14.12	17.91	4.26	5.99
Total Assets	7,955,224	5,051,981	50,619,254	971,247
Total owners’ capital – Class 1	6,060,207	4,730,889	31,092,746	621,740

	Winton/Graham Series	Long Only Commodity Series	Long Short Commodity Series	Managed Futures Index Series
Total owners’ capital – Class 2	1,808,776	299,179	3,658,890	335,709
Net Asset Value per Unit – Class 1	95.04	110.79	101.47	100.59
Net Asset Value per Unit – Class 2	104.37	115.04	107.19	104.42

FOR THE PERIOD ENDED DECEMBER 31, 2006

	Balanced Series	Winton Series	Campbell/Graham Tiverton Series	Currency Series
Interest income - net	$4,254,855	$36,215	$1,263,221	$418,503
Total expenses	10,436,290	106,836	2,826,870	356,310
Net gain / (loss) on investments	14,339,272	400,995	3,227,653	244,087
Net income / (loss)	4,495,683	330,374	1,143,594	283,991
Net income per unit – Class 1	2.08	5.65	1.97	3.50
Net income per unit – Class 1a	(4.03)	—	—	—
Net income per unit – Class 2	5.51	6.81	5.03	6.81
Net income per unit – Class 2a	(2.12)	—	—	—
Total Assets	323,360,253	896,062	99,825,922	18,247,686
Total owners’ capital – Class 1	228,763,765	356,924	48,843,314	6,891,891
Total owners’ capital – Class 2	49,243,207	290,721	7,350,167	494,736
Net Asset Value per Unit – Class 1	106.66	105.65	96.27	101.16
Net Asset Value per unit – Class 1a	95.97	—	—	—
Net Asset Value per Unit – Class 2	114.24	106.81	101.86	108.23
Net Asset Value per Unit – Class 2a	97.88	—	—	—

	Winton/Graham Series	Long Only Commodity Series*	Long Short Commodity Series**	Managed Futures Index Series***
Interest income - net	$422,496	$231,248	$883,143	$285,909
Total expenses	673,707	134,250	1,398,261	179,590
Net gain / (loss) on investments	508,040	(415,739)	711,340	(118,380)
Net income / (loss)	256,829	(318,741)	263,054	(12,061)
Net income per unit – Class 1	1.80	(4.55)	0.42	(3.25)
Net income per unit – Class 2	4.52	(2.87)	2.93	(1.57)
Total Assets	20,493,398	10,012,410	22,234,616	10,424,977
Total owners’ capital – Class 1	5,991,337	4,321,464	19,478,595	500,070
Total owners’ capital – Class 2	2,049,495	115,401	2,697,482	52,659
Net Asset Value per Unit – Class 1	84.70	95.45	100.42	96.75
Net Asset Value per Unit – Class 2	90.25	97.13	102.93	98.43

*	The Long Only Commodity Series broke escrow and commenced operations as of March 1, 2006.
**	The Long/Short Commodity Series broke escrow and commenced operations as of March 6, 2006.
***	The Managed Futures Index Series broke escrow and commenced operations as of April 25, 2006.

FOR THE PERIOD ENDED DECEMBER 31, 2005

	Balanced Series	Winton Series	Campbell/Graham Tiverton Series*	Currency Series	Winton/Graham Series
Interest income - net	$1,010,834	$16,877	$126,602	$3,370	$85,327
Total expenses	6,659,562	129,494	731,047	10,669	380,800
Net gain / (loss) on investments	13,418,243	365,856	645,656	(5,175)	(155,411)
Net income / (loss)	7,044,527	253,239	404,576	(11,679)	(1,268,834)
Net income per unit – Class 1	(1.45)	5.92	(5.70)	(5.01)	(20.67)
Net income per unit – Class 2	1.88	9.43	(3.17)	(2.05)	(18.19)

	Balanced Series	Winton Series	Campbell/Graham Tiverton Series*	Currency Series	Winton/Graham Series
Total Assets	143,854,064	2,251,600	30,219,924	2,872,248	7,515,985
Total owners’ capital – Class 1	114,741,316	2,047,247	21,561,490	276,762	5,642,080
Total owners’ capital – Class 2	21,224,912	178,306	2,846,556	2,065,914	1,772,604
Net Asset Value per Unit – Class 1	104.58	111.93	94.30	97.66	82.90
Net Asset Value per Unit – Class 2	108.73	116.27	96.83	101.42	85.73

*	The Campbell/Graham/Tiverton Series broke escrow and commenced operations as of February 11, 2005.

FOR THE PERIOD FROM SEPTEMBER 24, 2004 TO DECEMBER 31, 2004

	Balanced Series	Winton Series	Campbell/Graham Tiverton Series*	Currency Series	Winton/Graham Series**
Interest income - net	$5,876	$116	$—	$2	$—
Total expenses	687,681	5,661	—	44	74,509
Net gain / (loss) on investments	2,396,442	17,300	—	154	272,202
Net income / (loss)	1,492,801	11,755	—	112	197,693
Net income per unit – Class 1	6.03	6.01	—	2.67	3.57
Net income per unit – Class 2	6.85	6.84	—	3.47	3.92
Total Assets	33,661,231	671,300	—	458,730	6,981,627
Total owners’ capital – Class 1	11,772,262	488,932	—	16,586	1,961,583
Total owners’ capital – Class 2	20,884,923	178,489	—	442,069	4,889,204
Net Asset Value per Unit – Class 1	106.03	106.01	—	102.67	103.57
Net Asset Value per Unit – Class 2	106.85	106.84	—	103.47	103.92

*	The Campbell/Graham/Tiverton Series broke escrow and commenced operations as of February 11, 2005.
**	The Winton/Graham Series broke escrow and commenced operations as of November 24, 2004.

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents the Frontier Fund’s results of operations for the three-month periods ended March 31, June 30, September 30, 2008 and December 31, 2008.

	1st Quarter 2008	2nd Quarter 2008	3rd Quarter 2008	4th Quarter 2008
Balanced Series:
Net gain (loss) on investments	$28,484,724	$26,988,921	$(1,900,571)	$46,922,695
Net increase/(decrease) in owners’ captial resulting from operations	16,222,078	17,899,449	(5,255,715)	31,292,527
Increase (decrease) in net asset value per Class 1 unit	6.51	7.50	(2.43)	12.13
Increase (decrease) in net asset value per Class 1a unit	5.78	6.71	(2.21)	10.91
Increase (decrease) in net asset value per Class 2 unit	8.08	9.35	(1.77)	14.78
Increase (decrease) in net asset value per Class 2a unit	6.83	7.91	(1.54)	12.63
Net asset value per Class 1 unit	107.97	115.47	113.04	125.17
Net asset value per Class 1a unit	96.68	103.39	101.18	112.09
Net asset value per Class 2 unit	120.08	129.43	127.66	142.44
Net asset value per Class 2a unit	102.30	110.21	108.67	121.30

Winton Series:
Net gain (loss) on investments	$6,177,411	$5,462,727	$(9,100,037)	$13,284,282
Net income (loss)	4,731,166	2,095,748	(5,790,500)	7,418,201
Increase (decrease) in net asset value per Class 1 unit	10.77	3.08	(9.90)	12.63
Increase (decrease) in net asset value per Class 2 unit	12.19	4.24	(9.52)	14.52
Net asset value per Class 1 unit	124.60	127.68	117.78	130.41
Net asset value per Class 2 unit	130.80	135.04	125.52	140.04

Campbell/Graham/Tiverton Series:
Net gain (loss) on investments	$5,513,561	$5,242,267	$(1,334,389)	$14,747,352
Net income (loss)	3,183,727	2,502,476	(1,902,748)	8,968,733
Increase (decrease) in net asset value per Class 1 unit	4.74	3.73	(2.91)	13.08
Increase (decrease) in net asset value per Class 2 unit	5.94	4.93	(2.39)	15.46
Net asset value per Class 1 unit	96.64	100.37	97.46	110.54
Net asset value per Class 2 unit	106.14	111.07	108.68	124.14

Currency Series:
Net gain (loss) on investments	$763,316	$(148,804)	$(1,096,028)	$213,279
Net income (loss)	663,527	(295,219)	(1,252,489)	93,036
Increase (decrease) in net asset value per Class 1 unit	5.84	(2.58)	(8.21)	0.48
Increase (decrease) in net asset value per Class 2 unit	7.32	(2.01)	(8.37)	1.36
Net asset value per Class 1 unit	106.50	103.92	95.71	96.19
Net asset value per Class 2 unit	118.32	116.31	107.94	109.30

Winton/Graham Series:
Net gain (loss) on investments	$1,270,369	$1,292,494	$(1,456,705)	$5,170,100
Net income (loss)	988,146	851,766	(1,788,457)	4,333,045
Increase (decrease) in net asset value per Class 1 unit	10.83	6.01	(7.58)	11.88
Increase (decrease) in net asset value per Class 2 unit	12.77	7.58	(7.57)	14.34
Net asset value per Class 1 unit	105.87	111.88	104.30	116.18
Net asset value per Class 2 unit	117.14	124.72	117.15	131.49

Long Only Commodity Series:
Net gain (loss) on investments	$546,225	$1,097,768	$(1,986,414)	$(2,254,478)
Net income (loss)	527,273	1,063,432	(2,016,602)	(2,271,635)
Increase (decrease) in net asset value per Class 1 unit	11.49	21.19	(35.13)	(38.03)
Increase (decrease) in net asset value per Class 2 unit	12.56	22.86	(36.25)	(39.75)
Net asset value per Class 1 unit	122.28	143.47	108.34	70.31
Net asset value per Class 2 unit	127.60	150.46	114.21	74.46

Long/Short Commodity Series:
Net gain (loss) on investments	$6,531,549	$7,810,933	$(1,811,288)	$56,292
Net income (loss)	2,696,972	1,606,510	(4,350,185)	(2,289,771)
Increase (decrease) in net asset value per Class 1 unit	7.78	3.31	(8.17)	(4.00)
Increase (decrease) in net asset value per Class 2 unit	9.08	4.42	(7.91)	(3.50)
Net asset value per Class 1 unit	109.25	112.56	104.39	100.39
Net asset value per Class 2 unit	116.27	120.69	112.78	109.28

Managed Futures Index Series:
Net gain (loss) on investments	$111,545	$4,927	$(113,530)	$698,728
Net income (loss)	107,920	(4,247)	(123,610)	687,739
Increase (decrease) in net asset value per Class 1 unit	10.55	(1.02)	(7.36)	29.42
Increase (decrease) in net asset value per Class 2 unit	11.53	(0.49)	(7.25)	31.49
Net asset value per Class 1 unit	111.14	110.12	102.76	132.18
Net asset value per Class 2 unit	115.95	115.46	108.21	139.70

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Frontier Fund (the “Trust”), is a Delaware statutory trust formed on August 8, 2003. The Trust is a multi-advisor commodity pool, as described in CFTC Regulation § 4.10(d)(2). The Trust is authorized to issue multiple Series of Units, pursuant to the requirements of the Trust Act. The assets of each Series are held and accounted for in separate and distinct records separately from the assets of other Series. The Trust is managed by the Managing Owner, and its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances).

The Trust, with respect to each Series of Units, engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments (including Swaps) and may, from time to time, engage in cash and spot transactions. The Trust allocates funds to the Trading Companies each of which has one-year renewable contracts with its own independent Trading Advisor(s) that will manage all or a portion of the applicable Trading Company’s assets, and make the trading decisions for the assets of each Series vested in such Trading Company (other than the Long Only Commodity Series which invests only in Swaps referencing two indexes). The assets of each Trading Company will be segregated from the assets of each other Trading Company. The Trust has an investment objective of increasing the value of the Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies).

As of December 31, 2008, the Trust had eight separate Series of Units issued and outstanding: the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Currency Series, Winton/Graham Series, Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series. Each Series of Units had two separate sub-classes issued and outstanding—Class 1 and Class 2 (except for the Balanced Series, which has four sub-classes– Class 1, Class 1a, Class 2 and Class 2a).

For additional overview of the Trust’s structure and business activities, see Item 1 “BUSINESS.”

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Managing Owner to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Trust’s financial statements. The Trust’s most significant accounting policy, described below, includes the valuation of its futures and forward contracts, options contracts, swap contracts, U.S. Treasury securities and certificate of deposits, and investments in unconsolidated Trading Companies, as well as the carrying value of custom time deposits. The majority of these investments are exchange traded contracts valued upon exchange settlement prices or non-exchange traded contracts and obligations with valuation based on third-party quoted dealer values on the Interbank market.

The Trust’s other significant accounting policies are described in detail in Note 2 of the financial statements.

Investment Transactions and Valuation

The Managing Owner has evaluated the nature and type of transactions processed and estimates that it makes in preparing the Trust’s financial statements and related disclosures and has adopted SFAS 157, Fair Value Measurements, as of January 1, 2008, and implemented the framework for measuring fair value for assets and liabilities.

The Trust utilizes valuation techniques that are consistent with the market approach per the requirement of SFAS 157 for the valuation of futures (exchange traded) contracts, currencies, forward (non-exchange traded) contracts, swap contracts and other non-cash assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Trust applies the valuation techniques in a consistent manner for each asset or liability. The Trust records all investments at fair value in its Statement of Financial Condition, with changes in fair value reported as a component of realized and unrealized gain/(loss) on investments in the Statements of Operations.

Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the assets or liabilities. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the financial asset or liability based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the financial asset or liability based on the best information available in the circumstances.

In addition, the Trust monitors counterparty credit risk and incorporates any identified risk factors when assigning input levels to underlying financial assets or liabilities. In that regard SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical financial assets and the lowest priority to unobservable inputs. A full disclosure of the fair value hierarchy is presented in Note 3 of the financial statements—Fair Value Measurements.

Custom Time Deposit and Certificates of Deposit

Custom time deposits and certificates of deposit are allocated to each Series based on the Series’ percentage ownership in the pooled cash management assets on the date of the asset purchase. The Trust values the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.23 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to fair value measurements under SFAS 157. The Trust values the certificates of deposit at face value plus interest receivable and reports these instruments as Level 2 inputs under SFAS 157, Fair Value Measurements.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At December 31, 2008, cash deposited at the clearing brokers was $37,015,384 for the Balanced Series, $5,221,709 for the Campbell/Graham/Tiverton Series, $670,927 for the Currency Series, ($1,508,493) for the Long/Short Commodity Series and $9,653,595 for the Winton Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each week. Currently, this amount is estimated to be 3.67%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the United States, or by a person controlled by or supervised by and acting as an instrumentality of the government of the United States pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham/Tiverton Series, Currency Series, and Winton/Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 20% of the Trust’s assets are expected to be committed as required margin for futures contracts and forward and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held in either U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds, certificates of deposit (under nine months) and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. Federally chartered banks. As of December 31, 2008, total cash and cash equivalents, custom time deposits and certificate of deposits held at banking institutions were $155,398,049 for the Balanced Series, $60,576,467 for the Winton Series, $57,558,639 for the Campbell/Graham/Tiverton Series, $16,122,646 for the Currency Series, $44,719,563 for the Winton/Graham Series, $2,866,113 for the Long Only Commodity Series, $52,931,329 for the Long/Short Commodity Series and $2,519,042 for the Managed Futures Index Series.

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

Results of Operations

Market Conditions for Twelve Months Ended December 31, 2008

January 2008

Interest Rates

In response to widespread fear of a U.S. recession, interest rate futures on both sides of the Atlantic and across the entire curve climbed steadily for most of the month. The U.S. Federal Reserve (“Federal Reserve”) cut the Fed Funds rate by 1.25% during January after the release of weaker than expected U.S. growth statistics and amid concerns that more debt write-offs are on the horizon. A late-month pullback after very high volatility, particularly in the European rate futures, was not enough to counter the significant increase in futures prices during the beginning of the month.

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

Commodities

Soybean futures prices rallied sharply since August of last year, resulting in the highest prices in three decades. Soybean futures for May delivery surged to an all-time high on February 29th, finishing up 18.9% for the month. Corn futures also continued their upward path, finishing 8.4% for February. Wheat futures strengthened as well and hit an all-time intraday high on February 27th, finishing the month up 14.9%. Coffee, sugar and cocoa futures also gained during the month, settling up 18.6%, 13.7% and 18.0%, respectively. Lean hog futures dropped sharply the latter part of February, finishing down 9.8%. Cotton futures rose to new all-time highs, finishing the month higher by 19.3%.

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

Metals

The combination of a declining U.S. dollar, low interest rates and surging inflation had been contributing to the rise in gold futures prices during the last couple of months. After hitting a new intra-day high on March 17th, gold futures for June delivery tumbled the latter part of the month, finishing down 6.0% at $921.50/oz. Other precious metals futures prices also dropped after lower than expected U.S. interest rate cuts. Silver futures for May delivery fell 13.1% and platinum futures for July delivery finished down 6.6%. Copper futures finished the month nearly unchanged.

Commodities

Corn futures continued to strengthen in March, finishing higher by 1.9%. Soybean futures, which had been on an upward path since August of last year, dropped precipitously in March to finish lower by 22.08%. Wheat futures for May delivery also weakened, finishing down 14.5%. Coffee, sugar and cocoa futures followed the same path, finishing lower by 23.6%, 20.0% and 16.4% respectively. After reaching new all time highs on March 5th, cotton futures also dropped sharply during the latter part of the month, finishing down 15.3%. Lean hog futures and live cattle futures also finished lower by 11.0% and 8.0% respectively.

April 2008

Interest Rates

The Federal Open Market Committee (“FOMC”) decided on April 30th to lower its target for the Fed Funds rate by 25 basis points, down to 2%. U.S. interest rate futures across the entire curve dropped the latter part of April to finish lower for the month. European interest rate futures across the entire curve behaved similarly and dropped the latter part of April, finishing lower for the month.

Currencies

The U.S. Dollar, which has been on a downward path for most of the year, strengthened during the latter part of April after reports of weak economic data from Europe. The U.S. Dollar Index reversed its downtrend and finished the month up 1%. The Euro, which reached a new all time high against the U.S. Dollar in March, weakened against the U.S. Dollar and finished lower by 1%. The Japanese Yen also weakened against the U.S. Dollar, finishing down 4.1%. The Australian Dollar and the Canadian Dollar gained against their U.S. counterpart, finishing up 3.3% and 1.8% respectively.

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

Metals

Gold futures, which hit new intraday highs in March, fell the latter part of April to finish lower by 6.1% at $865/oz. Other precious metals futures prices also dropped in April. Silver futures and Platinum futures for July delivery fell 4.6% and 5.3% respectively. Palladium futures prices finished lower by 6.1%. Copper finished the month slightly up, 1.9%.

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

May 2008

Interest Rates

The Federal Reserve lowered its target for the Fed Funds rate to 2% on April 30th, after weaker than expected economic activity, lower household and business spending and softening labor markets. U.S. interest rate futures across the entire curve dropped the latter part of May to finish lower for the month. European interest rate futures across the entire curve also finished lower for the month.

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

Agriculturals

Wheat futures, which have been on a downward path since mid March, continued to weaken, finishing down 4.9%. Soybean and soybean oil futures finished the month up 3.8% and 5.1% respectively. Sugar, cotton and orange juice futures for July delivery continued to weaken, settling down 15.2%, 7.6% and 9.6% respectively. Lean hogs and live cattle continued to strengthen, finishing up 3.7% and 2.9% respectively. Corn, coffee and cocoa futures finished slightly down 2.1%, 1.1% and 1.9% respectively.

June 2008

Interest Rates

The FOMC decided on June 25th to keep its target for the Federal Funds rate at 2%. Federal Reserve policymakers, along with foreign central bank officials, expressed greater concerns about inflation, stressing the importance of keeping inflation expectations contained. U.S. interest rate futures across the entire curve dropped the first part of June, but bounced back the latter part of the month to finish higher. European interest rate futures across the entire curve dropped the first part of June to finish lower for the month.

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

Energy

Energy prices had risen sharply since the beginning of the year. Crude oil futures surged to new all time highs in June. Crude oil futures for August delivery finished the month up 9.8% at $140/bbl. Gasoline futures prices and heating oil futures prices for August delivery also continued to strengthen, finishing higher by 5.8% and 5.9% respectively. Natural gas futures prices, which had been on an upward path since December last year, finished the month up 13.2%.

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

Agriculturals

Grains prices tumbled in July as the U.S. Dollar strengthened, which lessened the appeal of commodities as a hedge against the weakening currency. In July, December 2008 futures contracts for corn finished down 19.7%. Soybean and soybean oil futures also weakened, finishing down 10.8% and 12.2% respectively. Wheat futures for September delivery finished down 8.7%. Coffee and cocoa futures also weakened during the month, finishing down 9.0% and 10.2% respectively.

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

Energy

Energy prices had dropped sharply since the beginning of July. Natural gas futures prices for October delivery finished the month lower by 13.9%. Heating oil futures dropped as well, finishing down by 8.6%. Crude oil and gasoline futures prices for October delivery also weakened, finishing lower by 7.3% and 4.3% respectively.

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

Metals

Gold futures for December delivery jumped the latter part of the month to finished higher by 5.5% finishing at $881/oz. Platinum and palladium futures continued to drop sharply during September, finishing down 31.4% and 33.9% respectively. Since the beginning of July, platinum and palladium futures had dropped more than 50%. Copper and silver futures for December delivery also weakened during the month, finishing lower by 15.0% and 10.4% respectively.

Agriculturals

Most agricultural futures contracts finished lower in September. December 2008 futures contracts for soybean and soybean oil weakened, finishing down 21.1% and 17.9% respectively. Corn and wheat futures for December delivery also dropped, finishing 16.7% and 15.1% respectively. Cotton, coffee and sugar futures for December delivery dropped 18.0%, 10.5% and 6.2%.

October 2008

Interest Rates

The FOMC decided to lower its target for the Federal Funds rate to 1.5 percent on October 8th, as economic data pointed towards a weakening of economic activity and a reduction in inflationary pressures. As the financial markets remained under considerable stress the FOMC decided to lower it another 50 basis points to 1 percent on October 29th. Short-term U.S. interest rate futures finished higher in October, while long-term U.S. interest rate futures finished lower for the month. European interest rate futures across the entire curve finished higher for the month.

Currencies

The U.S. Dollar continued to strengthen against most other major currencies in October. The U.S. Dollar index finished the month up 7.8%. The Euro weakened again the U.S. Dollar and finished lower by 9.7% for the month. The British Pound also weakened against the U.S Dollar, finishing lower by 9.7%. The Australian Dollar and the Canadian Dollar weakened against their U.S. counterpart, finishing down 13.9% and 12.2% respectively. The Japanese Yen strengthened against the U.S. Dollar, finishing up 7.8% for the month.

Stock Indices

All major U.S. stock indices weakened in October. The Dow Jones Industrial Average, S&P 500 Index and NASDAQ Composite Index dropped during the month, finishing lower by 14.1%, 16.9% and 17.4% respectively. Stock indices in Europe finished lower as well. FTSE index futures finished down 12.6%, CAC-40 futures dropped 15.0% and DAX index futures finished down 15.0%.

Energy

Energy prices dropped precipitously in October. Crude oil futures for December delivery finished the month down 32.4%. Natural gas futures and gasoline futures prices for November delivery finished the month lower by 12.9% and 38.9% respectively. Heating oil futures dropped as well, finishing lower by 28.7%.

Metals

Gold futures for December delivery dropped the latter part of the month to finished lower by 18.5% settling at $718/oz. Silver, copper and platinum futures also dropped sharply during October, finishing down 20.7%, 36.5% and 19.1% respectively. Palladium futures finished lower by 1.6%.

Agriculturals

Most agricultural futures contracts continued to weaken during the month. December 2008 futures contracts for soybean and soybean oil dropped, finishing lower by 12.2% and 24.5% respectively. Wheat and rough rice futures for December delivery also dropped, finishing down 21.1% and 20.5% respectively. Cotton, cocoa and sugar futures for December delivery settled down 22.6%, 19.7% and 12.0% respectively.

November 2008

Interest Rates

Recent economic data in the United States and Europe raised concerns of a deep and protracted global economic recession. The world economy and international financial systems might be facing the worst crisis since the 1930s. The FOMC kept the federal funds rate at 1 percent in November. U.S. interest rate futures, as well as European interest rate futures, across the entire curve finished higher in November.

Currencies

The U.S. Dollar continued to strengthen against most other major currencies in November. The U.S. Dollar index finished the month up 1.0%. The Euro weakened again the U.S. Dollar and finished lower by 0.3% for the month. The British Pound also weakened against the U.S. Dollar, finishing lower by 4.3%. The Australian Dollar and the Canadian Dollar weakened against their U.S. counterpart, finishing down 1.9% and 2.2% respectively. The Japanese Yen continued to strengthen against the U.S. Dollar, finishing up 3.0% for November.

Stock Indices

All major U.S. and European stock indices continued to weaken in November. The Dow Jones Industrial Average finished lower by 5.3% for the month. S&P 500 Index and NASDAQ Composite Index also dropped during November, finishing lower by 7.5% and 10.8% respectively. Stock indices in Europe finished lower as well. FTSE index futures finished down 2.5%, CAC-40 futures dropped 6.1% and DAX index futures finished lower by 7.4%.

Energy

Energy prices continued to drop in November. Crude oil futures for January delivery finished the month down 20.5%. Natural gas futures and gasoline futures prices for January delivery finished the month lower by 7.7% and 21.0% respectively. Heating oil futures dropped as well, finishing lower by 18.3%.

Metals

Gold futures for February delivery finished higher by 13.8% settling at $819/oz. Silver and platinum futures also finished higher, up 5.0% and 6.1% respectively. Palladium and copper futures finished the month lower by 3.6% and 10.1% respectively.

Agriculturals

Most agricultural futures contracts continued to weaken during the month. January 2009 futures contracts for soybean and soybean oil dropped, finishing lower by 5.4% and 3.5% respectively. Corn and rough rice futures for also dropped, finishing down 12.8% and 13.5% respectively. Wheat and cocoa futures for March 2006 delivery finished the month higher by 0.8% and 10.4% respectively. Lean hogs finished higher by 6.4% and live cattle dropped by 7.0%.

December 2008

Interest Rates

The FOMC decided to lower its target range for the federal funds rate to 0 to 0.25% in December, as economic data pointed towards further declining consumer spending, business investment and industrial production as well as deteriorating labor market conditions. The FOMC announced that it expected to keep rates near that unprecedented low level for some time to come and was looking at different steps it can take to stimulate the economy and keep market rates low, including purchasing large quantities of agency debt and mortgage-backed securities and possible purchasing long-term U.S. Treasury notes. U.S. interest rate futures, as well as European interest rate futures, across the entire curve finished higher in December.

Currencies

The U.S. Dollar weakened against most other major currencies in December. The Federal Reserve’s drastic rate cut contributed to the decline of the U.S. Dollar Index which finished the month down 6.0%. The Euro and the Japanese Yen strengthened against the U.S. Dollar, finishing higher by 10.1% and 5.3% respectively for the month. The Australian Dollar and the Canadian Dollar also strengthened again their U.S. counterpart, finishing up 7.3% and 1.6% respectively. The Swiss Franc gained against the U.S Dollar, up 13.4% and the British pound weakened against the U.S. Dollar, down 4.8%.

Stock Indices

U.S. and European stock indices finished mixed for the month. The Dow Jones Industrial Average finished lower by 0.6% for December. S&P 500 Index and NASDAQ Composite Index finished up 0.8% and 2.7% respectively for the month. In Europe, FTSE index futures finished up 2.4%, CAC-40 futures dropped 2.0% and DAX index futures finished higher by 2.6%.

Energy

Energy prices continued to drop in December. Crude oil futures for February delivery finished the month down 20.1%. Natural gas futures and gasoline futures prices for February delivery finished the month lower by 14.4% and 14.7% respectively. Heating oil futures dropped as well, finishing lower by 17.7%.

Metals

Gold futures for February delivery finished higher by 8.0% settling at $884/oz. Silver and platinum futures also finished higher, up 10.4% and 6.0% respectively. Palladium and copper futures finished the month lower by 2.9% and 14.5% respectively.

Agriculturals

March 2009 futures contracts for soybeans, soybean oil and soybean meal finished higher by 10.0%, 0.8% and 17.4% respectively. Corn, wheat and rough rice futures also strengthened, finishing up 11.3%, 8.8% and 13.1% respectively. Cocoa futures for March 2009 delivery finished the month higher by 16.2% and orange juice futures for March 2009 delivery dropped 13.8%. Lean hogs finished lower by 9.2% and live cattle dropped by 1.8%. Lumber futures for March 2009 delivery finished December down -10.4%.

Series Returns and Other Information

The returns for each Series and Class of Units for the twelve months ended December 31, 2008, and related information, are discussed below. Each Series had exposure to commodity interest positions within one or more sectors during 2008. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and Net Asset Value figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the fourth quarter (except as otherwise noted) and for the full calendar year. See comments above under Market Condition for Twelve Months Ended December 31, 2008 for information regarding the market performance of each sector on a month-by-month basis during the year. Charts depicting the performance of the various Series’ positions within each of the relevant sectors during the prior three quarters were included in the Trust’s quarterly reports on Form 10-Q previously filed.

Balanced Series

The Balanced Series – Class 1 Net Asset Value gained 23.4% for the twelve months ended December 31, 2008, net of fees and expenses; the Balanced Series – Class 1a Net Asset Value gained 23.3% for the twelve months ended December 31, 2008, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value gained 27.2% for the twelve months ended December 31, 2008, net of fees and expenses; the Balanced Series – Class 2a Net Asset Value gained 27.1% for the twelve months ended December 31, 2008, net of fees and expenses.

For the twelve months ended December 31, 2008, the Balanced Series recorded net gain on investments of $100,495,769, net interest of $1,613,778, and total expenses of $24,610,998, resulting in a net increase in Owners’ capital from operations of $60,158,339 after minority interests of ($17,340,210). The Net Asset Value per Unit, Class 1, increased from $101.46 at December 31, 2007, to $125.17 at December 31, 2008. For Class 1a, the Net Asset Value per Unit increased from $90.90 at December 31, 2007, to $112.09 at December 31, 2008. The Net Asset Value per Unit, Class 2, increased from $112.00 at December 31, 2007, to $142.44 at December 31, 2008. For Class 2a, the Net Asset Value per Unit increased from $95.47 at December 31, 2007, to $121.30 at December 31, 2008. Total Class 1 subscriptions and redemptions for the twelve months were $53,227,589 and $46,971,227, respectively. Total Class 1a subscriptions and redemptions for the twelve-month period were $2,242,824 and $1,099,001, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $17,553,242 and $9,274,267, respectively. Total Class 2a subscriptions and redemptions for the twelve month period were $606,073 and $345,411, respectively. Ending capital at December 31, 2008, was $256,550,829 for Class 1, $8,136,165 for Class 1a, $67,109,662 for Class 2 and $1,886,351 for Class 2a. At December 31, 2007, ending capital was $204,740,748 for Class 1, $5,638,500 for Class 1a, $45,954,042 for Class 2 and $1,251,556 for Class 2a.

In November and December of 2007, the Balanced Series, through Frontier Trading Company I LLC, engaged in a fund option transaction, whereby the Balanced Series obtains exposure to the performance of additional commodity pools, for the purpose of further diversification among trading advisors and styles. The Trust does not have transparency to the underlying investments of these commodity pools. Accordingly, the underlying investments of the fund option transaction have been excluded from the below sector attribution chart.

The Balanced Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2008. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Balanced Series

Winton Series

The Winton Series – Class 1 Net Asset Value gained 14.6% for the twelve months ended December 31, 2008, net of fees and expenses; the Winton Series – Class 2 Net Asset Value gained 18.1% for the twelve months ended December 31, 2008, net of fees and expenses.

For the twelve months ended December 31, 2008, the Winton Series recorded net gain on investments of $15,824,382, net interest of $316,243, and total expenses of $5,016,448, resulting in a net increase in Owners’ capital from operations of $8,454,614, after minority interests of ($2,669,563). The Net Asset Value per Unit, Class 1, increased from $113.83 at December 31, 2007, to $130.41 as of December 31, 2008. The Net Asset Value per Unit, Class 2, increased from $118.61 at December 31, 2007, to $140.04 as of December 31, 2008. Total Class 1 subscriptions for the twelve months were $25,445,441 and redemptions were $5,428,009. Total Class 2 subscriptions and redemptions for the twelve-month period were $0, and $484,181, respectively. Ending capital at December 31, 2008, was $62,283,659 for Class 1 and $11,743,367 for Class 2. Ending capital at December 31, 2007, was $35,664,260 for Class 1 and $10,374,901 for Class 2.

The Winton Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2008. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Winton Series

Campbell/Graham/Tiverton Series (formerly the Campbell/Graham Series)

The Campbell/Graham/Tiverton Series – Class 1 Net Asset Value gained 20.3% for the twelve months ended December 31, 2008, net of fees and expenses; the Campbell/Graham/Tiverton Series – Class 2 Net Asset Value gained 23.9% for the twelve months ended December 31, 2008, net of fees and expenses.

For the twelve months ended December 31, 2008, the Campbell/Graham/Tiverton Series recorded net gain on investments of $24,168,791, net interest of $331,073, and total expenses of $7,012,949, resulting in a net increase in Owners’ capital from operations of $12,752,188 after minority interests of ($4,734,727). The Net Asset Value per Unit, Class 1, increased from $91.90 at December 31, 2007, to $110.54 as of December 31, 2008. The Net Asset Value per Unit, Class 2, increased from $100.20 at

December 31, 2007, to $124.14 as of December 31, 2008. Total Class 1 subscriptions for the twelve months ended December 31, 2008, were $15,128,511 and redemptions were $12,047,193. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2008, were $2,039,851, and $1,459,332, respectively. Ending capital at December 31, 2008, was $69,957,155 for Class 1 and $7,807,774 for Class 2. Ending capital at December 31, 2007, was $55,530,902 for Class 1 and $5,820,002 for Class 2.

The Campbell/Graham/Tiverton Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2008. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Campbell/Graham/Tiverton Series

Currency Series

The Currency Series – Class 1 Net Asset Value lost 4.4% for the twelve months ended December 31, 2008, net of fees and expenses; the Currency Series – Class 2 Net Asset Value lost 1.5% for the twelve months ended December 31, 2008, net of fees and expenses.

For the twelve months ended December 31, 2008, the Currency Series recorded net loss on investments of $268,237, net interest of $122,102, and total expenses of $645,010, resulting in a net decrease in Owners’ capital from operations of $791,145. The Net Asset Value per Unit, Class 1, decreased from $100.66 at December 31, 2007, to $96.19 as of December 31, 2008. The Net Asset Value per Unit, Class 2, decreased from $111.00 at December 31, 2007, to $109.30 as of December 31, 2008. Total Class 1 subscriptions and redemptions for the twelve months ending December 31, 2008 were $4,569,653, and $1,825,220, respectively. Total Class 2 subscriptions and redemptions for the twelve months ending December 31, 2008 were $2,603,875 and $302,384, respectively. Ending capital at December 31, 2008, was $11,900,185 for Class 1 and $2,946,600 for Class 2. Ending capital at December 31, 2007, was $9,791,812 for Class 1 and $800,194 for Class 2.

All commodity interest positions of the Currency Series during 2008 were within the Currencies sector.

Winton/Graham Series (formerly the Graham Series)

The Winton/Graham Series – Class 1 Net Asset Value gained 22.2% for the twelve months ended December 31, 2008, net of fees and expenses; the Winton/Graham Series – Class 2 Net Asset Value gained 26.0% for the twelve months ended December 31, 2008, net of fees and expenses.

For the twelve months ended December 31, 2008, the Winton/Graham Series recorded net gain on investments of $6,276,258, net interest of $100,204, and total expenses of $1,991,962, resulting in a net increase in Owners’ capital from operations of $4,384,500. The Net Asset Value per Unit, Class 1, increased from $95.04 at December 31, 2007, to $116.18 as of December 31, 2008. The Net Asset Value per Unit, Class 2, increased from $104.37 at December 31, 2007, to $131.49 as of December 31, 2008. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2008 were $28,257,833 and $1,559,841, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2008 were $11,442,834 and $199,080, respectively. Ending capital at December 31, 2008, was $35,760,835 for Class 1 and $14,434,394 for Class 2. Ending capital at December 31, 2007, was $6,060,207 for Class 1 and $1,808,776 for Class 2.

The Winton/Graham Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2008. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Winton/Graham Series

Long Only Commodity Series

The Long Only Commodity Series – Class 1 Net Asset Value lost 36.5% for the twelve months ended December 31, 2008, net of fees and expenses; the Long Only Commodity Series – Class 2 Net Asset Value lost 35.3% for the twelve months ended December 31, 2008, net of fees and expenses.

For the twelve months ended December 31, 2008, the Long Only Commodity Series recorded net loss on investments of $2,596,899, net interest of $112,372, and total expenses of $213,005, resulting in a net decrease in Owners’ capital from operations of $2,697,532. The Net Asset Value per Unit, Class 1, decreased from $110.79 at December 31, 2007 to $70.31 as of December 31, 2008. The Net Asset Value per Unit, Class 2, decreased from $115.04 at December 31, 2007, to $74.46 as of December 31, 2008. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2008 were $2,036,429 and $1,356,931, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2008 were $1,058,317 and $27,878, respectively. Ending capital at December 31, 2008, was $3,254,226 for Class 1 and $788,247 for Class 2. Ending capital at December 31, 2007, was $4,730,889 for Class 1 and $299,179 for Class 2.

The Long Only Commodity Series had exposure to long commodity interest positions within the Energies, Metals and Commodities sectors during 2008.

The Long Only Commodity Series invests approximately equally in the Jefferies Commodity Performance Index and the Reuters/Jefferies CRB Index. Since the Series invests only in such indices, no Sector Attributions charts for the Long Only Commodity Series are included.

Long/Short Commodity Series

The Long/Short Commodity Series – Class 1 Net Asset Value lost 1.1% for the twelve months ended December 31, 2008, net of fees and expenses; the Long/Short Commodity Series – Class 2 Net Asset Value gained 1.9% for the twelve months ended December 31, 2008, net of fees and expenses.

For the twelve months ended December 31, 2008, the Long/Short Commodity Series recorded net gain on investments of $12,587,486, net interest of $921,454, and total expenses of $4,844,371, resulting in a net decrease in Owners’ capital from operations of $2,336,474 after minority interests of ($11,001,043). The Net Asset Value per Unit, Class 1, decreased from $101.47 at December 31, 2007, to $100.39 as of December 31, 2008. The Net Asset Value per Unit, Class 2, increased from $107.19 at December 31, 2007, to $109.28 as of December 31, 2008. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2008 were $28,403,530 and $10,999,764, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2008 were $8,253,603 and $340,236, respectively. Ending capital at December 31, 2008, was $46,525,406 for Class 1 and $11,206,889 for Class 2. Ending capital at December 31, 2007, was $31,092,746 for Class 1 and $3,658,890 for Class 2.

The Long/Short Commodity Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2008. Typically, the majority of the exposure is to the Energies, Metals and Commodities sectors. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Long/Short Commodity Series

Managed Futures Index Series

The Managed Futures Index Series – Class 1 Net Asset Value gained 31.4% for the twelve months ended December 31, 2008, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value gained 33.8% for the twelve months ended December 31, 2008, net of fees and expenses.

For the twelve months ended December 31, 2008, the Managed Futures Index Series recorded a net gain on investments of $701,670, net interest of $35,362, and total expenses of $69,230, resulting in a net increase in Owners’ capital from operations of $667,802. The Net Asset Value per Unit, Class 1, increased from $100.59 at December 31, 2007, to $132.18 as of December 31, 2008. The Net Asset Value per Unit, Class 2, increased from $104.42 at December 31, 2007, to $139.70 as of December 31, 2008. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2008 were $1,620,857 and $416,360, respectively. Total Class 2 subscriptions for the twelve months ended December 31, 2008 were $889,180 and $315,877, respectively. Ending capital at December 31, 2008, was $2,266,977 for Class 1 and $1,136,074 for Class 2. Ending capital at December 31, 2007, was $621,740 for Class 1 and $335,709 for Class 2.

The Managed Futures Index Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2008. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

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

Currencies

The important story in August was the dramatic unwinding of the carry trade. Massive carry trade positions that were short Japanese Yen and long higher-yielding currencies were closed out in the first half of the month as traders tried to limit losses and raise capital to cover other losing positions. The culmination was a full-scale rout on August 16th, when the Australian Dollar had its largest single-day move ever, losing 3.5% against the U.S. Dollar and 5.8% against the Japanese Yen. Against the U.S. Dollar, the Japanese Yen gained 2.5% during the month and the Euro was off by 0.4%. The Canadian Dollar was up 1% against the U.S. Dollar and 1.4% against the Euro.

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

In November and December of 2007, the Balanced Series, through Frontier Trading Company I, LLC, engaged in a fund option transaction, whereby the Balanced Series obtains exposure to the performance of additional commodity pools, for the purpose of further diversification among trading advisors and styles. The Trust does not have transparency to the underlying investments of these commodity pools. Accordingly, the underlying investments of the fund option transaction have been excluded from the below sector attribution chart.

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

For the twelve months ended December 31, 2007, the Currency Series recorded net loss on investments of $90,083, net interest of $435,431, and total expenses of $458,545, resulting in a net decrease in Owners’ capital from operations of $113,197. The Net Asset Value per Unit, Class 1, decreased from $101.16 at December 31, 2006, to $100.66 as of December 31, 2007. The Net Asset Value per Unit, Class 2, increased from $108.23 at December 31, 2006, to $111.00 as of December 31, 2007. Total Class 1 subscriptions and redemptions for the twelve months ending December 31, 2007 were $4,092,276, and $1,073,104, respectively. Total Class 2 subscriptions and redemptions for the twelve months ending December 31, 2007 were $1,127,954 and $828,550, respectively. Ending capital at December 31, 2007, was $9,791,812 for Class 1 and $800,194 for Class 2. Ending capital at December 31, 2006, was $6,891,891 for Class 1 and $494,736 for Class 2.

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

Volatile markets across the globe resulted in modest losses for the month of June. Losses for the month were primarily attributable to an increase in volatility across the global equity, fixed income, currency and commodities markets, as growing economic uncertainty and rising geopolitical tensions roiled global markets. Major global bond markets continued to experience significant volatility during the month. The release of stronger-than-expected economic data contributed to a sharp mid-month sell-off in the U.S. Treasury market, only to be followed by a late-month rally amid renewed optimism concerning a temporary pause in the U.S. rate tightening cycle following the FOMC decision to raise interest rates to 5.25%. Global bond yields generally finished the month higher throughout Europe and Japan. Major global equity indices extended losses early in the month amid inflationary fears and lingering concerns regarding the potential for higher global interest rates. Prices soon reversed, however, as the prospect of a temporary pause in the U.S. rate tightening cycle spurred prices higher late in the month. The U.S. Dollar rallied versus many of the major global currencies, rebounding from 12-month lows versus the Euro and 8-month lows versus the Japanese Yen. The U.S. Dollar’s rally proved to be rather short-lived, however, as renewed speculation concerning U.S. interest rate policy led to a modest decline from its intra-month highs. The commodities markets experienced significant volatility during the month. Metals prices declined precipitously for most of the month, only to subsequently rally amid rising geopolitical tensions and renewed global demand concerns. The energy markets experienced similar volatility, as seasonal demand concerns and continued unrest in the Middle East at times spurred prices higher, while increased inventories and renewed diplomatic initiatives often dragged prices lower. Many of the agricultural markets also experienced significant volatility during the month.

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

Graham Series

The Graham Series – Class 1 Net Asset Value increased 2.2% for the twelve months ended December 31, 2006, net of fees and expenses; the Graham Series – Class 2 Net Asset Value increased 5.3% for the twelve months ended December 31, 2006, net of fees and expenses.

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

After peaking early in the month, both U.S. and European interest rate futures reversed and fell sharply across the entire curve throughout December, signaling the expectation of higher interest rates to come. The downward moves in the U.S. futures constituted a significant reversal of an uptrend that began last June. After a sharp decline the previous month, the U.S. Dollar recovered in December, regaining about half of its November losses. Although European currencies vis-à-vis the U.S. Dollar were largely range-bound, a continuation of the November breakout in the Euro-Yen cross rate provided many profitable opportunities for traders. The British Pound fell 0.4%, the Japanese Yen was down 2.7%, and the Euro decreased 0.3% against the U.S. Dollar. The Canadian Dollar fell by 2.2% against the U.S. Dollar and 1.9% against the Euro. European stock markets outperformed their American counterparts in December. The S&P 500 finished the month up 1.2% and the NASDAQ Composite was lower by 0.7%. The blue-chip Dow Jones Industrial Index set several new all-time highs during the month, culminating with an intraday high of 1250.15 and finishing the month up 2.0% at 1246.32. In Europe, futures on the German DAX finished the month up just over 4% while French CAC-40 futures were up 3.9%. Japanese Nikkei 225 futures soared upward and finished the month higher by 6.3%. While Crude oil and gasoline remained range-bound, warmer weather in the United States caused heating oil and natural gas prices to fall in December. Crude oil finished the month down 5.5% at $61.05/bbl. Heating oil dropped by 12.2% and gasoline finished the month down 6.1%. Natural gas futures plummeted to finish December lower by 29.2%. (All prices based on February delivery.) February gold remained range-bound in December, finishing down 2.3% at $638/oz. Silver gave up nearly half of its recent gains, falling by 8.4% during the month to $12.93/oz. Copper futures continued to correct against the long-term trend, finishing the month down 10.2%. The grains complex was choppy and range-bound in December, with little net movement by the end of the month. Cotton and cocoa were both up approximately 5% in an otherwise uneventful month.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2008 and 2007. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Balanced Series: (1), (2)

	December 31, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$2,002,489	0.6%	$4,141,800	1.6%
Currencies	$3,124,541	0.9%	$12,550,205	4.9%
Stock Indices	$5,250,263	1.6%	$16,386,874	6.4%
Metals	$355,150	0.1%	$2,218,094	0.9%
Agriculturals/Softs	$1,553,216	0.5%	$5,268,753	2.0%
Energy	$624,306	0.2%	$2,427,354	0.9%
Total:	$12,909,965	3.9%	$42,993,080	16.7%

Winton Series:

	December 31, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,076,982	1.5%	$926,827	2.0%
Currencies	$1,360,405	1.8%	$912,891	2.0%
Stock Indices	$67,599	0.1%	$396,460	0.9%
Metals	$69,327	0.1%	$321,324	0.7%
Agriculturals/Softs	$532,693	0.7%	$458,927	1.0%
Energy	$72,478	0.1%	$285,114	0.6%
Total:	$3,179,484	4.3%	$3,301,543	7.2%

Currency Series: (3)

	December 31, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0%	$—	0%
Currencies	$181,098	1.2%	$1,416,836	13.4%
Stock Indices	$—	0%	$—	0%
Metals	$—	0%	$—	0%
Agriculturals/Softs	$—	0%	$—	0%
Energy	$—	0%	$—	0%
Total:	$181,098	1.2%	$1,416,836	13.4%

Winton/Graham Series:

	December 31, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$451,517	0.9%	$12,456	0.2%
Currencies	$433,230	0.9%	$528,103	6.7%
Stock Indices	$54,758	0.1%	$41,051	0.5%
Metals	$43,737	0.1%	$19,450	0.2%
Agriculturals/Softs	$185,563	0.4%	$12,621	0.2%
Energy	$38,493	0.1%	$15,508	0.2%
Total:	$1,207,298	2.5%	$629,189	8.0%

Campbell/Graham/Tiverton Series:

	December 31, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$828,192	1.1%	$1,069,340	1.7%
Currencies	$1,067,847	1.4%	$6,743,483	11.0%
Stock Indices	$915,299	1.2%	$2,393,573	3.9%
Metals	$68,164	0.1%	$528,218	0.9%
Agriculturals/Softs	$199,871	0.3%	$54,560	0.1%
Energy	$88,512	0.1%	$364,034	0.6%
Total:	$3,167,885	4.2%	$11,153,208	18.2%

Long Only Commodity Series:

	December 31, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0.0%	$-0	0.0%
Currencies	$—	0.0%	$-0	0.0%
Stock Indices	$—	0.0%	$-0	0.0%
Metals	$105,600	2.6%	$120,000	2.4%
Agriculturals/Softs	$149,600	3.7%	$170,000	3.4%
Energy	$184,800	4.6%	$210,000	4.2%
Total:	$440,000	10.9%	$500,000	10.0%

Long/Short Commodity Series:

	December 31, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$190,975	0.3%	$64,368	0.2%
Currencies	$215,085	0.4%	$31,556	0.1%
Stock Indices	$99,892	0.2%	$65,182	0.2%
Metals	$1,217,781	2.1%	$182,014	0.5%
Agriculturals/Softs	$2,210,340	3.8%	$1,147,408	3.3%
Energy	$1,094,515	1.9%	$362,885	1.0%
Total:	$5,028,588	8.7%	$1,853,413	5.3%

Managed Futures Index Series:

	December 31, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$87,004	2.6%	$15,078	1.6%
Currencies	$85,655	2.5%	$32,901	3.4%
Stock Indices	$14,610	0.4%	$4,399	0.5%
Metals	$—	0.0%	$6,421	0.7%
Agriculturals/Softs	$17,047	0.5%	$6,504	0.7%
Energy	$—	0.0%	$7,777	0.8%
Total:	$204,316	6.0%	$73,080	7.7%

(1)	As of December 31, 2008 and 2007, a portion of the assets of the Balanced Series was invested in the Currency Series. The Balanced Series effective ownership in this Series as of December 31, 2008 and 2007 was 49.7% and 30.0%, respectively. Including its investment in this Series, total value at risk for the Balanced Series would be $13,000,001, or 3.9% of capitalization as of December 31, 2008 and $43,417,892, or 16.9% of capitalization as of December 31, 2007.
(2)	As of December 31, 2008 and 2007, a portion of the assets of the Balanced Series was invested in an Option basket of futures contracts with a notional value of $101,715,457 and $65,557,928, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(3)	As of December 31, 2008, a portion of the assets of the Currency Series was invested in an Option basket of futures contracts with a notional value of $25,015,994. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2008 and 2007, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Balanced Series:

	December 31, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,416,902	0.4%	$3,538,866	1.4%
Currencies	$2,298,473	0.7%	$10,261,853	4.0%
Stock Indices	$1,187,342	0.4%	$4,918,513	1.9%
Metals	$90,790	0.0%	$905,858	0.4%
Agriculturals/Softs	$432,527	0.1%	$75,566	0.0%
Energy	$50,388	0.0%	$543,804	0.3%
Total:	$5,476,422	1.6%	$20,244,460	8.0%

Winton Series:

	December 31, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$853,246	1.2%	$637,636	1.4%
Currencies	$697,076	0.9%	$48,196	0.1%
Stock Indices	$43,964	0.1%	$146,729	0.3%
Metals	$40,966	0.1%	$89,835	0.2%
Agriculturals/Softs	$31,651	0.0%	$13,376	0.0%
Energy	$18,908	0.0%	$96,448	0.2%
Total:	$1,685,811	2.3%	$1,032,220	2.2%

Currency Series:

	December 31, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0.0%	$—	0.0%
Currencies	$181,098	1.2%	$276,836	2.6%
Stock Indices	$—	0.0%	$—	0.0%
Metals	$—	0.0%	$—	0.0%
Agriculturals/Softs	$—	0.0%	$—	0.0%
Energy	$—	0.0%	$—	0.0%
Total:	$181,098	1.2%	$276,836	2.6%

Winton/Graham Series:

	December 31, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$331,657	0.7%	$10,283	0.1%
Currencies	$241,938	0.5%	$518,545	6.6%
Stock Indices	$37,584	0.1%	$39,735	0.5%
Metals	$34,428	0.1%	$16,406	0.2%
Agriculturals/Softs	$11,193	0.0%	$954	0.0%
Energy	$8,684	0.0%	$1,052	0.0%
Total:	$665,484	1.4%	$586,975	7.4%

Campbell/Graham/Tiverton Series:

	December 31, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$594,969	0.8%	$814,676	1.3%
Currencies	$932,716	1.2%	$6,602,342	10.8%
Stock Indices	$324,627	0.4%	$2,215,294	3.6%
Metals	$44,690	0.1%	$376,563	0.6%
Agriculturals/Softs	$58,513	0.1%	$4,122	0.0%
Energy	$11,642	0.0%	$106,371	0.2%
Total:	$1,967,157	2.6%	$10,119,368	16.5%

Long Only Commodity Series:

	December 31, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0.0%	$—	0.0%
Currencies	$—	0.0%	$—	0.0%
Stock Indices	$—	0.0%	$—	0.0%
Metals	$—	0.0%	$—	0.0%
Agriculturals/Softs	$—	0.0%	$—	0.0%
Energy	$—	0.0%	$—	0.0%
Total:	$—	0.0%	$—	0.0%

Long/Short Commodity Series:

	December 31, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0.0%	$—	0.0%
Currencies	$215,085	0.4%	$—	0.0%
Stock Indices	$—	0.0%	$—	0.0%
Metals	$2,648	0.0%	$76,265	0.1%
Agriculturals/Softs	$30,091	0.1%	$—	0.0%
Energy	$—	0.0%	$—	0.0%
Total:	$247,824	0.5%	$76,265	0.1%

Managed Futures Index Series:

	December 31, 2008		December 31, 2007
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$70,732	2.1%	$13,725	1.4%
Currencies	$68,608	2.0%	$29,838	3.1%
Stock Indices	$9,186	0.3%	$2,229	0.2%
Metals	$—	0.0%	$2,545	0.3%
Agriculturals/Softs	$—	0.0%	$—	0.0%
Energy	$—	0.0%	$6,873	0.7%
Total:	$148,526	4.4%	$55,210	5.7%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of December 31, 2008, by market sector.

Interest rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of each Trading Company and accordingly of each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham/Tiverton Series, Currency Series and Winton/Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized interest income that is allocated to each of such Series and 0.75%. Interest income above what is paid to the Managing Owner is retained by the Series.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the Trust and each Series as of December 31, 2008 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of December 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2008, the internal control over financial reporting for the Trust and each Series is effective based on the criteria established in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Trust to provide only management’s report in this annual report.

Scope of Exhibit 31 Certifications

The certifications of the Chief Executive Officer and the Chief Financial Officer of the Managing Owner included as Exhibits 31.1 and 31.2, respectively, to this Form 10-K apply not only to the Trust as a whole but also to each Series individually.

Item 9B.	OTHER INFORMATION.

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Trust has no directors or executive officers and also does not have any employees. The Trust is managed solely by Equinox Fund Management, LLC, a Delaware limited liability company formed in June 2003, in the capacity as managing owner. The Managing Owner became registered with the CFTC as CPO as of August 6, 2003, and has been a member in the National Futures Association (the “NFA”), in such capacity since that date.

Principals of the Managing Owner

The current officers and directors of the Managing Owner are as follows:

Robert J. Enck, born in 1962, is the President and Chief Executive Officer of the Managing Owner and a member of the management committee of the Managing Owner, or the Executive Committee. Mr. Enck is pending registration as a principal and an associated person of the Managing Owner since March 14, 2007. Mr. Enck joined the Managing Owner on March 1, 2007, with more than twenty years of extensive management and entrepreneurial experience with companies ranging from large corporations such as Bristol-Myers Squibb to fast-growing venture-funded organizations. Most recently, from March 2003 to March 2007, he served as Senior Managing Director with The Hermes Group LLC, a merchant banking and corporate advisory firm providing strategic advisory services including, interim executive management, business valuations, and acquisition and divestiture services. Prior to that, from March 2001 to March 2003, Mr. Enck served as Chief Executive Officer of Beansprout Networks and GM-VP of Quintiles. Prior to that, Mr. Enck served as President of RX Remedy Information Services from September 1998 to March 2001. He also served as Vice President of Sales and Marketing of Summit Medical from January 1994 to September 1998. Mr. Enck holds a BS degree in Natural Sciences from St. John’s University, Collegeville, MN and an MBA in Management from the University of St. Thomas, St. Paul MN.

Richard E. Bornhoft, born in 1956, is the Chairman, Chief Investment Officer, Manager and a member of the Executive Committee. In addition, Mr. Bornhoft has been registered as a principal and an associated person of the Managing Owner since August 2003. Prior to March 1, 2007, Mr. Bornhoft also served as President and Chief Executive Officer of the Managing Owner. Mr. Bornhoft also is President of The Bornhoft Group Corporation (“The Bornhoft Group”), and has been registered as a principal and an associated person of The Bornhoft Group since September 1985 and November 1985, respectively. Mr. Bornhoft is also a principal of Bornhoft Group Securities Corporation, a registered broker/dealer, and SectorQuant Capital Management. Mr. Bornhoft has over twenty years of experience in advising both private and institutional clientele in the alternative investment industry, beginning his career in 1979. The Bornhoft Group was formed in 1985 as an investment management firm, providing alternative investments (i.e., investments other than long-only investments in publicly-traded stocks, bonds and cash-equivalent securities) to institutions and high net worth investors. Over the past two decades, Mr. Bornhoft has been responsible for the planning, creation and execution of the company’s business strategy. This responsibility has included such tasks as the design, technology and implementation of the asset allocation, valuation and risk management systems, and the distribution of client assets into alternative investment products and services. His company has designed and operated alternative investment portfolios for approximately twenty (20) pension plans, corporations and banking institutions throughout the world. Prior to forming The Bornhoft Group in 1985, Mr. Bornhoft was Vice-President of Product Development for the Managed Account Corporation, an investment-consulting firm that offered Alternative Investment products to its clientele. From 1979 to 1983, his activities included serving as a Denver branch manager for Geldermann, Inc. (a Chicago-based brokerage firm) and as an investment advisor, developing trading systems and advising client assets in alternative investments. He has served on numerous arbitration boards and various committees of certain regulatory and industry organizations and is a frequent speaker at international conferences and symposiums on alternative investments. He has written numerous articles in leading financial publications and is a contributing author to The Handbook of Managed Futures—Performance, Evaluation and Analysis (McGraw-Hill, 1997) and Searching for Alpha—The Quest for Exceptional Investment Performance (Wiley, 2000). Mr. Bornhoft is a board member and principal of Morningstar Hedge Inc. He currently holds SEC/NASD Series 7, 24 and 63 registrations, in addition to a CFTC/NFA series 3 registration.

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

Executive Committee of the Managing Owner

The Executive Committee is responsible for the general oversight of the Managing Owner’s business and the Frontier Fund and functions like a board of directors of a corporation. The members of the Executive Committee are Richard E. Bornhoft, Ajay R. Dravid, Robert J. Enck and John C. Plimpton.

Richard E. Bornhoft’s biography appears above under the caption “Principals of the Managing Owner.”

Dr. Ajay R. Dravid, born in 1953, is a member of the Executive Committee of the Managing Owner. He was appointed to the Executive Committee in 2009. Since January 2009, Dr. Dravid has been an adjunct professor of Finance at the Fox School of Business at Temple University. Since June 2006, he has also acted as a consultant, including acting as a paid consultant to the Managing Owner since July 2008. From December 2004 to May 2006, Dr. Dravid was President of Saranac Capital Management LP, a hedge fund, which managed more than $3 billion in hedge fund assets. From August 1993 to November 2004, he was a Managing Director at Salomon Brothers and Citigroup, each of which is an investment bank, where he helped to build and manage the hedge fund businesses and platforms at Salomon Brothers Asset Management (and its successors, Citigroup Asset Management and Citigroup Alternative Investments). He was also involved in the structuring and marketing of funds, portfolio management, quantitative analysis, risk management and client service.

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

The members of the Managing Owner are Plimpton Capital, LLC and The Bornhoft Group which have been registered as principals of the Managing Owner since August 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC. The Trust does not have any directors or officers. However, the officers of the Managing Owner, as well as the Managing Owner itself, file such notices regarding their beneficial ownership in the Trust, if any.

Audit Committee Financial Expert

The Trust does not have a board of directors but instead is operated and managed by the Managing Owner. The Executive Committee of the Managing Owner has created an audit committee of the Fund consisting of all of the Executive Committee’s members. The Executive Committee of the Managing Owner, in its capacity as the audit committee for the Fund, has determined that Robert J. Enck, the Chief Executive Officer of the Managing Owner, qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the SEC. Mr. Enck is not independent of management.

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

The Trust has no directors or officers. Its affairs are managed solely by the Managing Owner, which receives compensation for its services from the Trust, as follows:

Management Fees

Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets, calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series, 2.0% for the Winton Series, Currency Series, Long Only Commodity Series and Managed Futures Index Series, 2.5% for the Winton/Graham Series and Campbell/Graham/Tiverton Series, and 3.5% for the Long/Short Commodity Series. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for each Series.

Incentive Fees

Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series, Winton/Graham Series, Campbell/Graham/Tiverton Series, Currency Series and Long/Short Commodity Series may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Balanced Series or the Long/Short Commodity Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Balanced Series and 20% for the Winton Series, Currency Series, Winton/Graham Series, Campbell/Graham/Tiverton Series and Long/Short Commodity Series. There is no incentive fee for the Long Only Commodity Series or the Managed Futures Index Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

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

The Trust has no officers or directors. Its affairs are managed solely by the Managing Owner. Set forth in the table below is information regarding the beneficial ownership of Units of the principals of the Managing Owner as of March 12, 2009:

Equinox Fund Management, LLC:

Series of Units	Units Owned	Total Units in Each Series	Percentage Ownership of Each Series
Balanced Series	29,692	2,855,075	1.040%
Winton Series	1,995	546,611	0.365%
Currency Series	6,289	148,377	4.239%
Campbell/Graham/Tiverton Series	2,440	729,162	0.335%
Winton/Graham Series	428	489,609	0.087%
Long Only Commodity Series	1,479	59,357	2.492%
Long/Short Commodity Series	8,544	567,219	1.506%
Managed Futures Index Series	555	27,236	2.038%
Total of All Series *	51,422	5,422,646	0.948%

Richard E. Bornhoft:

Series of Units	Units Owned	Total Units in Each Series	Percentage Ownership of Each Series
Balanced Series	35	2,855,075	0.001%
Winton Series	—	546,611	0.000%
Currency Series	—	148,377	0.000%
Campbell/Graham/Tiverton Series	2	729,162	0.000%
Winton/Graham Series	6	489,609	0.001%
Long Only Commodity Series	148	59,357	0.249%
Long/Short Commodity Series	—	567,219	0.000%
Managed Futures Index Series	—	27,236	0.000%
Total of All Series	191	5,422,646	0.004%

*	The Managing Owner is required to maintain at least a 1% interest in the aggregate capital, profits and losses of the Trust. The Managing Owner’s interest of $6,716,120 in the aggregate capital of the Trust of $661,798,135 at March 12, 2009 is 1.015%.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

The following table sets forth the fees billed to Equinox Fund Management, LLC, the Managing Owner of the Trust, for professional services provided by McGladrey & Pullen, LLP, the Trust’s independent registered public accounting firm, for the years ended December 31, 2008 and 2007. In accordance with the prospectus of the Trust, the Managing Owner has agreed to pay all costs of the Trust, and the Trust therefore bears no direct obligation to its independent registered public accounting firm.

FEE CATEGORY	2008	2007
Audit Fees (1)	$243,625	$264,436
Audit-Related Fees (2)	$22,000	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
TOTAL FEES	$265,625	$264,436

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Trust’s financial statements and review of financial statements included in the Trust’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees for assurance and related services by McGladrey & Pullen, LLP that are reasonably related to the performance of the audit or review of the Trust’s financial statements and are not reported under “Audit Fees,” above.
(3)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of any fees not otherwise reported in this table

The Managing Owner approved all the services provided by McGladrey & Pullen, LLP to the Trust described above. The Managing Owner has determined that the payments made to McGladrey & Pullen, LLP for these services during 2008 and 2007 are compatible with maintaining that firm’s independence. The Managing Owner pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)	The response to these portions of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.2	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents**

1.3	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.4	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.5	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.6	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the Prospectus as Exhibit A)****

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)****

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)****

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)****

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)****

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)****

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)****

10.1	Form of Amended and Restated Escrow Agreement among the Registrant, Equinox Fund Management, LLC, Bornhoft Group Securities Corporation and the U.S. Bank National Association, Denver Colorado***

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC*

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London***

10.25	Form of Brokerage Agreement between each Trading Company and Fimat USA, LLC****

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor****

10.31	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Long Only Commodity Series of the Registrant***

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Equinox Fund Management, LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Equinox Fund Management, LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.36	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Managed Futures Index Series of the Registrant***

10.37	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Balanced Series of the Registrant+

10.4	Form of Cash Management Agreement between Equinox Fund Management, LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Equinox Fund Management, LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

21.1	Subsidiaries of Registrant. (filed herewith)

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.2	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.
**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.
***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.
****	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.
+	Previously filed as like-numbered exhibit on Form 10-Q for the period ended June 30, 2008.

(1)

The Trust holds 100% of the equity interests in the various Trading Companies, which are the trading vehicles established for the various Series of Units of the Trust. In the financial statements of the Trust, Trading Companies in which a Series has a majority equity interest are consolidated by such Series, and investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method of accounting and are carried in the statement of financial condition of such Series at fair value. In addition, financial statements of each of the unconsolidated Trading Companies are included in accordance with Rule 3-09 of Regulation S-X under the Securities Act of 1933, as amended. Although not required pursuant to Rule 3-09 of Regulation S-X under the Securities Act of 1933, financial statements of each consolidated Trading Company of the Trust are also included in the interest of providing a more complete presentation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders

The Frontier Fund

We have audited the accompanying statements of financial condition, including the condensed schedule of investments, of Balanced Series, Winton Series, Currency Series, Campbell/Graham/Tiverton Series (formerly Campbell/Graham Series), Winton/Graham Series (formerly Graham Series), Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series of The Frontier Fund (collectively, the “Trust”) as of December 31, 2008 and 2007, and the related statements of operations and changes in owners’ capital for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balanced Series, Winton Series, Currency Series, Campbell/Graham/Tiverton Series (formerly Campbell/Graham Series), Winton/Graham Series (formerly Graham Series), Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series of The Frontier Fund as of December 31, 2008 and 2007, and the results of their operations and changes in owners’ capital for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting procedures.

We were not engaged to examine management’s assertion about the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2008 included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Denver, Colorado

March 23, 2009

The Frontier Fund

Statements of Financial Condition

December 31, 2008 and 2007

	Balanced Series		Winton Series		Campbell/Graham/ Tiverton Series
	12/31/2008	12/31/2007	12/31/2008	12/31/2007	12/31/2008	12/31/2007
ASSETS
Cash and cash equivalents	$17,181,551	$176,009,417	$1,283,671	$41,692,931	$4,943,881	$35,416,683
U.S. Treasury securities, at fair value	43,042,540	—	12,899,592	—	9,371,661	—
Custom time deposits	104,125,017	—	45,207,225	—	39,748,693	—
Certificates of deposit	34,091,481	—	14,085,571	—	12,866,065	—
Receivable from futures commission merchants	37,015,384	52,225,010	9,653,595	—	5,221,709	12,761,730
Open trade equity	23,149,527	1,941	2,158,369	—	—	—
Swap contracts	53,072,356	47,241,455	—	—	—	—
Investments in unconsolidated trading companies	19,528,370	4,238,348	—	4,637,121	8,559,112	18,353,523
Inter-series receivables	14,679,460	4,535,784	—	—	—	—
Prepaid service fees—Class 1	793,431	357,855	89,142	278,573	180,639	164,924
Interest receivable	492,171	—	54,314	—	112,684	—
Receivable from related parties	213,555	18,836	64,844	105,754	—	—
Other assets	55,234	238,781	—	64,709	—	69,613

Total Assets	$347,440,077	$284,867,427	$85,496,323	$46,779,088	$81,004,444	$66,766,473

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Open trade deficit	$—	$—	$—	$—	$111,526	$96,655
Pending owner additions	1,966,385	228,977	—	214,912	136,277	156,300
Owner redemptions payable	287,672	278,974	—	9,759	—	19,506
Incentive fees payable to Managing Owner	1,857,583	1,487,150	—	327,608	488,067	—
Management fees payable to Managing Owner	16,398	122,882	17,845	64,860	25,665	116,741
Interest fees payable to Managing Owner	63,212	375,955	12,314	66,029	16,616	92,401
Trading fees payable to Managing Owner	21,319	158,231	4,462	16,215	5,334	29,681
Trailing service fees payable to Managing Owner	60,329	398,386	17,576	10,242	23,635	98,746
Payables to related parties	14,451	354,403	25,597	8,179	27,118	1,305
Other liabilities	139,642	252,579	35,858	22,123	14,050	28,680

Total Liabilities	4,426,991	3,657,537	113,652	739,927	848,288	640,015

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	9,330,079	23,625,044	11,355,645	—	2,391,227	4,775,554
OWNERS’ CAPITAL
Managing Owner Units—Class 1	224	182	1,304	1,138	—	—
Managing Owner Units—Class 2	3,732,508	2,918,791	277,935	235,392	302,878	244,457
Limited Owner Units—Class 1	264,686,770	210,379,066	62,282,355	35,663,122	69,957,155	55,530,902
Limited Owner Units—Class 2	65,263,505	44,286,807	11,465,432	10,139,509	7,504,896	5,575,545

Total Owners’ Capital	333,683,007	257,584,846	74,027,026	46,039,161	77,764,929	61,350,904

Total Liabilities, Minority Interests and Owners’ Capital	$347,440,077	$284,867,427	$85,496,323	$46,779,088	$81,004,444	$66,766,473

Units Outstanding
Class 1	2,049,590	2,018,003	477,605	313,310	632,847	604,239
Class 1a	72,586	62,032	N/A	N/A	N/A	N/A
Class 2	471,143	410,311	83,855	87,473	62,893	58,085
Class 2a	15,552	13,110	N/A	N/A	N/A	N/A
Net Asset Value per Unit
Class 1	$125.17	$101.46	$130.41	$113.83	$110.54	$91.90
Class 1a	$112.09	$90.90	N/A	N/A	N/A	N/A
Class 2	$142.44	$112.00	$140.04	$118.61	$124.14	$100.20
Class 2a	$121.30	$95.47	N/A	N/A	N/A	N/A

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

December 31, 2008 and 2007

	Currency Series		Winton/Graham Series		Long Only Commodity Series
	12/31/2008	12/31/2007	12/31/2008	12/31/2007	12/31/2008	12/31/2007
ASSETS
Cash and cash equivalents	$—	$12,715,131	$10,000,528	$3,077,061	$—	$4,275,935
U.S. Treasury securities, at fair value	3,770,011	—	1,424,286	—	1,241,289	—
Custom time deposits	12,616,208	—	26,043,287	—	2,425,332	—
Certificates of deposit	3,506,438	—	8,675,748	—	440,781
Receivable from futures commission merchants	670,927	1,539,788	—	—	—	—
Open trade equity	12,810	34,703	—	—	—	—
Swap contracts	9,122,121	822,068	—	—	836,554	768,028
Investments in unconsolidated trading companies	—	—	4,342,658	4,775,554	—	—
Prepaid service fees—Class 1	33,974	33,387	365,708	12,215	11,435	5,101
Interest receivable	83,036	—	157,574	—	18,659	—
Receivable from related parties	444	86,190	20,000	70,739	63,133	—
Other assets	12,627	933	—	19,655	95	2,917

Total Assets	$29,828,596	$15,232,200	$51,029,789	$7,955,224	$5,037,278	$5,051,981

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Payable to cash management pool	$279,582	$—	$—	$—	$983,248	$—
Inter-series payables	14,679,460	4,535,784	—	—	—	—
Pending owner additions	10,000	15,612	710,128	18,400	—	—
Owner redemptions payable	—	30,627	—	—	—	5,192
Incentive fees payable to Managing Owner	—	—	76,168	1,063	—	—
Management fees payable to Managing Owner	2,260	10,354	12,020	15,307	4,167	5,441
Interest fees payable to Managing Owner	4,708	22,752	15,101	11,584	1,493	3,016
Trading fees payable to Managing Owner	2,039	8,354	2,204	3,062	1,665	2,175
Trailing service fees payable to Managing Owner	1,235	9,645	5,634	10,180	3,943	5,968
Payables to related parties	2,527	1,652	5,124	902	—	121
Other liabilities	—	5,414	8,181	25,743	289	—

Total Liabilities	14,981,811	4,640,194	834,560	86,241	994,805	21,913

OWNERS’ CAPITAL
Managing Owner Units—Class 2	687,357	513,938	56,315	44,700	110,092	170,094
Limited Owner Units—Class 1	11,900,185	9,791,812	35,760,835	6,060,207	3,254,226	4,730,889
Limited Owner Units—Class 2	2,259,243	286,256	14,378,079	1,764,076	678,155	129,085

Total Owners’ Capital	14,846,785	10,592,006	50,195,229	7,868,983	4,042,473	5,030,068

Total Liabilities and Owners’ Capital	$29,828,596	$15,232,200	$51,029,789	$7,955,224	$5,037,278	$5,051,981

Units Outstanding
Class 1	123,719	97,273	307,804	63,767	46,285	42,701
Class 2	26,959	7,209	109,779	17,331	10,587	2,601
Net Asset Value per Unit
Class 1	$96.19	$100.66	$116.18	$95.04	$70.31	$110.79
Class 2	$109.30	$111.00	$131.49	$104.37	$74.46	$115.04

(1)	All remaining Dunn Series investors were redeemed on October 15, 2007

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

December 31, 2008 and 2007

	Long/Short Commodity Series		Managed Futures Index Series
	12/31/2008	12/31/2007	12/31/2008	12/31/2007
ASSETS
Cash and cash equivalents	$—	$28,837,629	$400,351	$332,995
U.S. Treasury securities, at fair value	10,554,571	—	140,111	—
Custom time deposits	42,008,320	—	1,630,221	—
Certificates of deposit	10,923,009	—	488,470
Receivable from futures commission merchants	—	21,539,642	—	—
Open trade equity	10,753,763	—	—	—
Swap contracts	—	—	—	—
Investments in unconsolidated trading companies	—	—	770,967	634,400
Prepaid service fees—Class 1	266,272	150,263	8,848	1,742
Interest receivable	159,949	—	2,502	—
Receivable from related parties	9,162	91,720	—	—
Other assets	11,333	—	1,220	2,110

Total Assets	$74,686,379	$50,619,254	$3,442,690	$971,247

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Payable to cash management pool	$4,856,404	$—	$—	$—
Payable to futures commission merchants	1,508,493	—	—	—
Open trade deficit	—	11,151,267	—	—
Pending owner additions	129,636	49,444	30,000	10,000
Owner redemptions payable	—	26,075	—	—
Incentive fees payable to Managing Owner	39,178	214,878	—	—
Management fees payable to Managing Owner	21,889	102,236	5,102	1,261
Interest fees payable to Managing Owner	329	21,286	1,318	622
Trading fees payable to Managing Owner	2,699	15,692	1,276	315
Trailing service fees payable to Managing Owner	5,319	37,752	1,597	680
Payables to related parties	249,809	2,986	346	36
Other liabilities	16,172	7,654	—	884

Total Liabilities	6,829,928	11,629,270	39,639	13,798

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	10,124,156	4,238,348	—	—
OWNERS’ CAPITAL
Managing Owner Units—Class 2	933,708	374,050	77,559	294,572
Limited Owner Units—Class 1	46,525,406	31,092,746	2,266,977	621,740
Limited Owner Units—Class 2	10,273,181	3,284,840	1,058,515	41,137

Total Owners’ Capital	57,732,295	34,751,636	3,403,051	957,449

Total Liabilities, Minority Interests and Owners’ Capital	$74,686,379	$50,619,254	$3,442,690	$971,247

Units Outstanding
Class 1	463,448	306,425	17,151	6,181
Class 2	102,552	34,136	8,132	3,215
Net Asset Value per Unit
Class 1	$100.39	$101.47	$132.18	$100.59
Class 2	$109.28	$107.19	$139.70	$104.42

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Schedule of Investments

December 31, 2008

	Balanced Series		Winton Series		Campbell/Graham/ Tiverton Series		Currency Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(12,295,591)	-3.68%	$(61,704)	-0.08%	$(16,604)	-0.02%	$—	0.00%
Various base metals futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	729,987	0.22%	706,944	0.95%	16,123	0.02%	—	0.00%
Various currency futures contracts (Canada)	6,889	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	38,129	0.01%	8,268	0.01%	1,315	0.00%	—	0.00%
Various currency futures contracts (Far East)	11,609	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(742,136)	-0.22%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(144,841)	-0.04%	595,492	0.80%	(80,680)	-0.10%	—	0.00%
Various interest rates futures contracts (Canada)	25,302	0.01%	57,298	0.08%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	400,577	0.12%	1,120,595	1.52%	152,684	0.20%	—	0.00%
Various interest rates futures contracts (Far East)	214,448	0.06%	210,136	0.29%	38,094	0.05%	—	0.00%
Various precious metals futures contracts (U.S.)	760,620	0.23%	—	0.00%	3,340	0.00%	—	0.00%
Various soft futures contracts (U.S.)	1,450,205	0.43%	8,930	0.01%	290	0.00%	—	0.00%
Various soft futures contracts (Europe)	155,590	0.05%	51,098	0.07%	2,660	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	119,055	0.04%	935	0.00%	2,274	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	34,898	0.01%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	133,008	0.03%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$(9,102,251)	-2.73%	$2,697,992	3.65%	$119,496	0.15%	$—	0.00%

LONG OPTIONS *	$19,791,432	5.93%	$—	0.00%	$—	0.00%	$—	0.00%

LONG CURRENCY FORWARDS *	$119,914	0.04%	$—	0.00%	$148,701	0.19%	$(53,532)	-0.36%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$15,978,874	4.79%	$501,985	0.68%	$41,677	0.04%	$—	0.00%
Various currency futures contracts (US)	117,766	0.04%	(456,100)	-0.62%	625	0.00%	—	0.00%
Various currency futures contracts (Canada)	(9,283)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	37,430	0.01%	—	0.00%	(5,097)	-0.01%	—	0.00%
Various currency futures contracts (Far East)	(36,957)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	830,528	0.25%	109,091	0.15%	(7,363)	-0.01%	—	0.00%
Various interest rates futures contracts (U.S.)	(340,369)	-0.10%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	(2,139)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(26,077)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	(58,831)	-0.02%	(3,652)	0.00%	(1,075)	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	(172,610)	-0.05%	(11,840)	-0.02%	(4,930)	-0.01%	—	0.00%
Various soft futures contracts (U.S.)	(841,206)	-0.25%	(628,657)	-0.85%	(83,229)	-0.10%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	(1,171)	0.00%	—	0.00%		0.00%
Various soft futures contracts (Europe)	(56,202)	-0.02%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(25,725)	-0.01%	(22,255)	-0.03%	(290)	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	(4,155)	-0.01%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(24,304)	-0.01%	(22,869)	-0.03%	(5,296)	-0.01%	—	0.00%
Various stock index futures contracts (Far East)	(18,424)	-0.01%	—	0.00%	(4,799)	-0.01%	—	0.00%

Total Short Futures Contracts	$15,352,471	4.60%	$(539,623)	-0.73%	$(69,777)	-0.09%	$—	0.00%

SHORT OPTIONS *	$(3,378,636)	-1.01%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT CURRENCY FORWARDS *	$366,597	0.11%	$—	0.00%	$(309,946)	-0.39%	$66,342	0.45%

Total Open Trade Equity	$23,149,527	6.94%	$2,158,369	2.92%	$(111,526)	-0.14%	$12,810	0.09%

SWAPS (1)	$53,072,356	15.91%	$—	0.00%	$—	0.00%	$9,122,121	62.73%

	Balanced Series		Winton Series		Campbell/Graham/ Tiverton Series		Currency Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
U.S. TREASURY SECURITIES

FACE VALUE	Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00 US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391)	21,217,648	6.36%	6,358,802	8.59%	4,619,723	5.94%	1,858,412	12.51%
$36,700,000.00 US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039)	21,824,892	6.54%	6,540,790	8.84%	4,751,938	6.11%	1,911,599	12.88%

	$43,042,540	12.90%	$12,899,592	17.43%	$9,371,661	12.05%	$3,770,011	25.39%

Certificate of Deposits

FACE VALUE	Fair Value		Fair Value		Fair Value		Fair Value
$85,000,000.00 Certificate of Deposits 2.19% due 09/15/2009 (Cost $85,000,000)	$34,091,481	10.22%	$14,085,571	19.03%	$12,866,065	16.54%	$3,506,438	23.62%

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

Additional Disclosure on U.S. Government Securities	Face Value	Face Value	Face Value	Face Value
US Treasury Note 3.875% due 02/15/2013	19,098,065	5,801,607	4,111,522	1,652,416
US Treasury Note 4.000% due 02/15/2015	19,202,712	5,833,397	4,134,051	1,661,471

	$38,300,778	$11,635,004	$8,245,573	$3,313,887

	Cost	Cost	Cost	Cost
US Treasury Note 3.875% due 02/15/2013	19,948,526	6,059,960	4,294,613	1,726,000
US Treasury Note 4.000% due 02/15/2015	19,891,310	6,042,579	4,282,295	1,721,050

	$39,839,836	$12,102,539	$8,576,908	$3,447,050

The accompanying notes are an integral part of these statements.

	Winton/Graham Series		Long Only Commodity Series		Long/Short Commodity Series		Managed Futures Index Series
	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$99,628	-10.21%	$—	0.00%
Silver @ Comex Settling 5/1/2009 (Number of Contracts: 647)	—	0.00%	—	0.00%	(2,997,465)	5.19%	—	0.00%
Silver @ Comex Settling 7/1/2009 (Number of Contracts: 1,096)	—	0.00%	—	0.00%	3,008,100	5.21%	—	0.00%
Silver @ Comex Settling 12/1/2009 (Number of Contracts: 736)	—	0.00%	—	0.00%	2,138,080	3.70%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	166,320	0.29%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(522,392)	-0.90%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(391)	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	342,510	0.59%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	248,808	0.43%	—	0.00%
Sugar #11 Settling 7/1/2009 (Number of Contracts: 459)	—	0.00%	—	0.00%	(1,403,438)	-2.43%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	(35)	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	100,872	0.18%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	377	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$1,180,974	2.05%	$—	0.00%

LONG OPTIONS *	$—	0.00%	$—	0.00%	285,120	0.49%	$—	0.00%

LONG CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$132,765	0.23%	$—	0.00%
Silver @ Comex Settling 3/1/2009 (Number of Contracts: 2,054)	—	0.00%	—	0.00%	10,272,220	17.79%	—	0.00%
Silver @ Comex Settling 9/1/2009 (Number of Contracts: 356)	—	0.00%	—	0.00%	(1,034,180)	-1.79%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(29,640)	-0.05%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(1,329,703)	-2.30%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	(234)	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	408,296	0.71%	—	0.00%
Coffee @ CSCE Settling 3/1/2009 (Number of Contracts 740)	—	0.00%	—	0.00%	1,345,875	2.32%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(12,545)	-0.02%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$9,752,854	16.89%	$—	0.00%

SHORT OPTIONS *	$—	0.00%	$—	0.00%	$(465,185)	-0.80%	$—	0.00%

SHORT CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity	$—	0.00%	$—	0.00%	$10,753,763	18.63%	$—	0.00%

SWAPS (1)	$—	0.00%	$836,554	20.69%	$—	0.00%	$—	0.00%

	Winton/Graham Series		Long Only Commodity Series		Long/Short Commodity Series		Managed Futures Index Series
	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
U.S. TREASURY SECURITIES

FACE VALUE	Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00 US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391)	702,096	1.40%	611,888	15.14%	5,202,833	9.01%	69,067	2.03%
$36,700,000.00 US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039)	722,190	1.44%	629,401	15.57%	5,351,738	9.27%	71,044	2.09%

	$1,424,286	2.84%	$1,241,289	30.71%	$10,554,571	18.28%	$140,111	4.12%

Certificate of Deposits

FACE VALUE	Fair Value		Fair Value		Fair Value		Fair Value
$85,000,000.00 Certificate of Deposits 2.19% due 09/15/2009 (Cost $85,000,000)	$8,675,748	17.28%	$440,781	10.90%	$10,923,009	18.92%	$488,470	14.35%

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

Additional Disclosure on U.S. Government Securities	Face Value	Face Value	Face Value	Face Value

US Treasury Note 3.875% due 02/15/2013	465,088	569,909	4,750,169	51,223
US Treasury Note 4.000% due 02/15/2015	467,636	573,032	4,776,197	51,504

	$932,724	$1,142,941	$9,526,366	$102,727

	Cost	Cost	Cost	Cost
US Treasury Note 3.875% due 02/15/2013	485,799	595,288	4,961,700	53,504
US Treasury Note 4.000% due 02/15/2015	484,406	593,581	4,947,469	53,351

	$970,204	$1,188,869	$9,909,169	$106,855

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Schedule of Investments

December 31, 2007

	Balanced Series		Currency Series		Campbell/Graham Series		Long/Short Commodity Series			Long Only Commodity Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value		% of Net Asset Value	Value	% of Net Asset Value

LONG FUTURES CONTRACTS
Various base metals futures contracts (US)	$(1,365,548)	-0.53%	$—	0.00%	$(46,995)	-0.08%	$78,655		0.23%	$—	0.00%
Various currency futures contracts (US)	(23,181)	-0.01%	—	0.00%	5,213	0.01%	(29,520)		-0.08%	—	0.00%
Various currency futures contracts (Canada)	16,808	0.01%		0.00%	—	0.00%	—		0.00%		0.00%
Various currency futures contracts (Europe)	87,760	0.03%	—	0.00%	(8,656)	-0.01%	—		0.00%	—	0.00%
Various currency futures contracts (Far East)	24,523	0.01%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various energy futures contracts (US)	1,056,350	0.41%	—	0.00%	23,239	0.04%	2,390,287		6.88%	—	0.00%
Various interest rates futures contracts (US)	19,323	0.01%	—	0.00%	1,922	0.00%	52,718		0.15%	—	0.00%
Various interest rates futures contracts (Canada)	(8,845)	0.00%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various interest rates futures contracts (Europe)	123,859	0.05%	—	0.00%	4,554	0.01%	—		0.00%	—	0.00%
Various interest rates futures contracts (Far East)	13,569	0.01%	—	0.00%	39,259	0.06%	—		0.00%	—	0.00%
Various precious metals futures contracts (US)	610,450	0.24%	—	0.00%	440	0.00%	68,860		0.20%	—	0.00%
Various soft futures contracts (US)	2,125,453	0.83%	—	0.00%	(1,859)	0.00%	2,321,450		6.68%	—	0.00%
Various soft futures contracts (Europe)	(2,648)	0.00%	—	0.00%	(3,802)	-0.01%	—		0.00%	—	0.00%
Various soft futures contracts (Canada)	2,547	0.00%	—	0.00%		0.00%	—		0.00%		0.00%
Various stock index futures contracts (US)	35,587	0.01%	—	0.00%	(2,020)	0.00%	(61,188)		-0.18%	—	0.00%
Various stock index futures contracts (Canada)	105,241	0.04%	—	0.00%		0.00%	—		0.00%	—	0.00%
Various stock index futures contracts (Europe)	627,236	0.24%	—	0.00%	(6,130)	-0.01%	—		0.00%	—	0.00%
Various stock index futures contracts (Far East)	808	0.00%	—	0.00%	(988)	0.00%	—		0.00%	—	0.00%

Total Long Futures Contracts	3,449,292	1.35%	—	0.00%	4,177	0.01%	4,821,262		13.88%	—	0.00%

LONG CURRENCY FORWARDS	(2,100,578)	-0.82%	120	0.00%	107,869	0.18%	—		0.00%	—	0.00%

LONG SWAPS / OPTIONS (2)	47,241,455	18.34%	822,068	7.76%	—	0.00%	—		0.00%	768,028	15.27%

SHORT FUTURES CONTRACTS
Various base metals futures contracts (US)	761,622	0.30%	—	0.00%	95,072	0.15%	(2,648,030)		-7.62%	—	0.00%
Various currency futures contracts (US)	(1,054,649)	-0.41%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various currency futures contracts (Europe)	50,981	0.02%		0.00%	(3,312)	-0.01%	—		0.00%	—	0.00%
Various currency futures contracts (Far East)	(12,008)			0.00%	—	0.00%	—		0.00%		0.00%
Various energy futures contracts (US)	(373,088)	-0.14%		0.00%	(28,300)	-0.05%	(7,884,832)		-22.69%	—	0.00%
Various interest rates futures contracts (US)	(2,109)	0.00%	—	0.00%	(6,547)	-0.01%	4,219		0.01%	—	0.00%
Various interest rates futures contracts (Canada)	(35,042)	-0.01%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various interest rates futures contracts (Europe)	395,456	0.15%	—	0.00%	(9,568)	-0.02%	—		0.00%	—	0.00%
Various interest rates futures contracts (Far East)	110,505	0.04%	—	0.00%	(1,029)	0.00%	—		0.00%	—	0.00%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various soft futures contracts (US)	(406,176)	-0.16%	—	0.00%	—	0.00%	(5,344,761)		-15.38%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various stock index futures contracts (US)	(774,960)	-0.30%	—	0.00%	7,815	0.01%	(99,125)		-0.29%	—	0.00%
Various stock index futures contracts (Europe)	(3,046)	0.00%	—	0.00%	—	0.00%	—		0.00%	—	0.00%
Various stock index futures contracts (Far East)	40,782	0.02%	—	0.00%	—	0.00%	—		0.00%	—	0.00%

Total Short Futures Contracts	(1,301,732)	-0.49%	—	0.00%	54,131	0.07%	(15,972,529)		-45.97%	0	0.00%

SHORT CURRENCY FORWARDS	(45,041)	-0.02%	34,583	0.33%	(262,832)	-0.43%	—		0.00%	—	0.00%

Total Open Trade Equity	$47,243,396 (1)	18.38%	$856,771	8.09%	$(96,655)	-0.17%	$(11,151,267	)(1)	-32.09%	768,028	15.27%

(1)	The Long/Short Commodity Series consolidates the assets of Frontier Trading Company VII which includes the open trade equity of two traders whose trading results are primarily allocated to the Balanced Series. The combined open trade deficit of these two traders is ($11,521,659). This deficit is reflected as a component of Investment in unconsolidated trading companies for the Balanced Series.
(2)	See Notes to Financial Statements, Note 3.
*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Years Ended December 31, 2008, 2007 and 2006

	Balanced Series (1)			Winton Series (2)
	12/31/2008	12/31/2007	12/31/2006	12/31/2008	12/31/2007	12/31/2006
Investment Income:
Interest—net	$1,613,778	$6,823,418	$4,254,855	$316,243	$563,371	$36,215

Total Income	1,613,778	6,823,418	4,254,855	316,243	563,371	36,215

Expenses:
Incentive Fees	14,614,847	9,634,890	3,470,255	1,859,948	687,066	71,573
Management Fees	1,429,568	1,463,113	802,912	1,170,160	445,408	13,628
Service Fees—Class 1	6,607,802	6,903,826	5,329,865	1,693,985	475,010	18,222
Trading Fees	1,958,781	1,653,104	833,258	292,355	111,329	3,413

Total Expenses	24,610,998	19,654,933	10,436,290	5,016,448	1,718,813	106,836

Investment gain/(loss)—net	(22,997,220)	(12,831,515)	(6,181,435)	(4,700,205)	(1,155,442)	(70,621)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	33,159,098	18,024,499	7,996,421	7,399,048	—	—
Net realized gain/(loss) on option / swap contracts	361,511	1,674,698	—	—	—	—
Net change in open trade equity	31,443,123	(5,946,236)	5,195,082	630,441	—	—
Net unrealized gain/(loss) on option / swap contracts	20,742,953	(4,294,443)	1,603,390	—	—	—
Net realized gain on U.S. Treasury securities	800,494	—	—	146,719	—	—
Net unrealized gain on U.S. Treasury securities	3,401,799	—	—	824,019	—	—
Trading commissions	(1,350,615)	(2,989,829)	(1,407,917)	(103,097)	—	—
Net change in inter-series receivables	(856,324)	632,098	996,839	—	—	—
Equity in earnings/(loss) from trading company	12,793,730	(2,311,769)	(44,543)	6,927,252	4,995,445	400,995

Net gain/(loss) on investments	100,495,769	4,789,018	14,339,272	15,824,382	4,995,445	400,995

Minority interests in net income of consolidated trading subsidiaries	(17,340,210)	(5,141,096)	(3,662,154)	(2,669,563)	—	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$60,158,339	$(13,183,593)	$4,495,683	$8,454,614	$3,840,003	$330,374

NET INCOME/(LOSS) PER UNIT
Class 1	$23.71	$(5.20)	$2.08	$16.58	$8.18	$5.65
Class 1a	$21.19	$(5.07)	$(4.03)	N/A	N/A	N/A
Class 2	$30.44	$(2.24)	$5.51	$21.43	$11.80	$6.81
Class 2a	$25.83	$(2.41)	$(2.12)	N/A	N/A	N/A

(1)	The Balanced Series 1a and 2a of the Trust commenced trading operations on May 1, 2006.
(2)	The Beach Series was renamed the Winton Series in May, 2006. (See Note 1.)

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Years Ended December 31, 2008, 2007 and 2006

	Campbell/Graham/Tiverton Series			Currency Series
	12/31/2008	12/31/2007	12/31/2006	12/31/2008	12/31/2007	12/31/2006
Investment Income:
Interest—net	$331,073	$1,614,470	$1,263,221	$122,102	$435,431	$418,503

Total Income	331,073	1,614,470	1,263,221	122,102	435,431	418,503

Expenses:
Incentive Fees	2,999,275	1,025,208	319,952	—	—	19,672
Management Fees	1,818,096	1,351,587	1,159,057	164,428	106,645	134,963
Service Fees—Class 1	1,793,780	1,592,284	1,102,685	350,360	256,106	121,492
Trading Fees	401,798	377,049	245,176	130,222	95,794	80,183

Total Expenses	7,012,949	4,346,128	2,826,870	645,010	458,545	356,310

Investment gain/(loss)—net	(6,681,876)	(2,731,658)	(1,563,649)	(522,908)	(23,114)	62,193

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	(16,480,430)	1,718,484	127,728	234,616	(8,104)	27,040
Net realized gain/(loss) on option / swap contracts	—	—	—	1,047,794	135,100	900,226
Net change in open trade equity	30,023,621	(341,386)	504,120	780	(28,482)	14,008
Net unrealized gain/(loss) on swap contracts	—	—	—	(2,877,879)	—	—
Net realized gain on U.S. Treasury securities	180,450	—	—	114,432	—	—
Net unrealized gain on U.S. Treasury securities	839,011	—	—	355,696	—	—
Trading commissions	(145,539)	(42,272)	(111,438)	—	—	—
Net change in inter-series payables	—	325,800	(572,529)	856,324	(188,597)	(697,187)
Equity in earnings/(loss) from trading company	9,751,678	69,672	3,279,772	—	—	—

Net gain/(loss) on investments	24,168,791	1,730,298	3,227,653	(268,237)	(90,083)	244,087

Minority interests in net income of consolidated trading subsidiaries	(4,734,727)	(1,334,826)	(520,410)	—	—	(22,289)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL	$12,752,188	$(2,336,186)	$1,143,594	$(791,145)	$(113,197)	$283,991

NET INCOME/(LOSS) PER UNIT
Class 1	$18.64	$(4.37)	$1.97	$(4.47)	$(0.50)	$3.50
Class 2	$23.94	$(1.66)	$5.03	$(1.70)	$2.77	$6.81

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Years Ended December 31, 2008, 2007 and 2006

	Winton/Graham Series			Long Only Commodity Series (1)
	12/31/2008	12/31/2007	12/31/2006	12/31/2008	12/31/2007	12/31/2006
Investment Income:
Interest—net	$100,204	$206,887	$422,496	$112,372	$509,099	$231,248

Total Income	100,204	206,887	422,496	112,372	509,099	231,248

Expenses:
Incentive Fees	876,892	170,704	—	—	—	—
Management Fees	505,597	216,609	414,945	75,213	171,913	76,017
Service Fees—Class 1	508,438	163,270	175,339	107,713	88,731	27,656
Trading Fees	101,035	42,979	83,423	30,079	68,726	30,577

Total Expenses	1,991,962	593,562	673,707	213,005	329,370	134,250

Investment gain/(loss)—net	(1,891,758)	(386,675)	(251,211)	(100,633)	179,729	96,998

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	—	—	—	—	—	—
Net realized gain/(loss) on option / swap contracts	—	—	—	(2,684,087)	1,729,289	(643,705)
Net change in open trade equity	—	—	—	—	—	—
Net realized gain on U.S. Treasury securities	155,060	—	—	27,185	—	—
Net unrealized gain on U.S. Treasury securities	509,595	—	—	60,003	—	—
Trading commissions	—	—	—	—	—	—
Net change in inter-series payables	—	(76,140)	(12,370)	—	(1,184,019)	227,966
Equity in earnings/(loss) from trading company	5,611,603	1,334,826	520,410	—	—	—

Net gain/(loss) on investments	6,276,258	1,258,686	508,040	(2,596,899)	545,270	(415,739)

Minority interests in net income of consolidated trading subsidiaries	—	—	—	—	—	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL	$4,384,500	$872,011	$256,829	$(2,697,532)	$724,999	$(318,741)

NET INCOME/(LOSS) PER UNIT
Class 1	$21.14	$10.34	$1.80	$(40.48)	$15.34	$(4.55)
Class 2	$27.12	$14.12	$4.52	$(40.58)	$17.91	$(2.87)

(1)	The Long Only Commodity Series of the Trust commenced trading operations February 24, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Years Ended December 31, 2008, 2007 and 2006

	Long/Short Commodity Series (1)			Managed Futures Index Series (1)
	12/31/2008	12/31/2007	12/31/2006	12/31/2008	12/31/2007	12/31/2006
Investment Income:
Interest—net	$921,454	$1,051,098	$883,143	$35,362	$165,165	$285,909

Total Income	921,454	1,051,098	883,143	35,362	165,165	285,909

Expenses:
Incentive Fees	1,569,879	728,853	263,124	—	—	—
Management Fees	1,703,437	1,027,170	724,741	33,826	87,109	140,606
Service Fees—Class 1	1,327,950	800,073	299,596	26,950	11,883	3,692
Trading Fees	243,105	140,750	110,800	8,454	21,638	35,292

Total Expenses	4,844,371	2,696,846	1,398,261	69,230	120,630	179,590

Investment gain/(loss)—net	(3,922,917)	(1,645,748)	(515,118)	(33,868)	44,535	106,319

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	(18,291,792)	15,057,205	618,199	—	(353,098)	(681,466)
Net realized gain/(loss) on option / swap contracts	—	—	—	—	—	—
Net change in open trade equity	31,013,453	(14,220,168)	398,400	—	(224,977)	429,002
Net realized gain on U.S. Treasury securities	228,920	—	—	6,580	—	—
Net unrealized gain on U.S. Treasury securities	712,591	—	—	33,810	—	—
Trading commissions	(1,075,686)	(1,070,911)	(194,308)	—	(22,129)	(34,148)
Net change in inter-series payables	—	—	(110,951)	—	490,858	168,232
Equity in earnings/(loss) from unconsolidated trading company	—	—	—	661,280	109,775	—

Net gain/(loss) on investments	12,587,486	(233,874)	711,340	701,670	429	(118,380)

Minority interests in net income of consolidated trading subsidiaries	(11,001,043)	2,311,769	66,832	—	—	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL Resulting From Operations	$(2,336,474)	$432,147	$263,054	$667,802	$44,964	$(12,061)

NET INCOME/)LOSS) PER UNIT
Class 1	$(1.08)	$1.05	$0.42	$31.59	$3.84	$(3.25)
Class 2	$2.09	$4.26	$2.93	$35.28	$5.99	$(1.57)

(1)	The Long/Short Commodity Series and the Managed Future Index Series of the Trust commenced trading operations February 24, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2008, 2007 and 2006

	Balanced Series (1)
	Class 1		Class 1a		Class 2		Class 2a
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owner’s Capital, January 1, 2006	$—	$114,741,316	$—	$—	$1,087	$21,223,825	$—	$—
Sale of Units	—	122,409,181	200	4,133,343	1,700,000	27,713,245	50,000	596,000
Redemption of Units	—	(15,376,421)	—	—	(1,000,000)	(2,680,487)	—	—
Net increase in Owners’ Capital resulting from operations	—	2,785,824	(8)	70,330	10,384	1,613,347	(1,058)	16,864

Owners’ Capital, December 31, 2006	—	224,559,900	192	4,203,673	711,471	47,869,930	48,942	612,864

Sale of Units	—	45,063,047	—	2,453,374	2,200,000	10,161,842	30,000	769,760
Redemption of Units	—	(53,164,207)	—	(758,846)	—	(13,809,185)	—	(184,318)
Net (decrease) in Owners’ Capital resulting from operations	—	(11,717,992)	(10)	(259,883)	(71,325)	(1,108,691)	(297)	(25,395)

Owners’ Capital, December 31, 2007	—	204,740,748	182	5,638,318	2,840,146	43,113,896	78,645	1,172,911

Sale of Units	—	53,227,589	—	2,242,824	—	17,553,242	20,000	586,073
Redemption of Units	—	(46,971,227)	—	(1,099,001)	—	(9,274,267)	—	(345,411)
Net (decrease) in Owners’ Capital resulting from operations	—	45,553,719	42	1,353,800	771,984	12,104,661	21,733	352,400

Owners’ Capital, December 31, 2008	$—	$256,550,829	$224	$8,135,941	$3,612,130	$63,497,532	$120,378	$1,765,973

Owner’s Capital—Units, January 1, 2006	—	1,097,178	—	—	10	195,206	—	—
Sale of Units	—	1,154,601	2	43,800	15,163	248,045	500	6,261
Redemption of Units	—	(146,324)	—	—	(8,945)	(24,240)	—	—

Owners’ Capital—Units, December 31, 2006	—	2,105,455	2	43,800	6,228	419,011	500	6,261

Sale of Units	—	431,921	—	26,140	19,131	90,124	324	7,986
Redemption of Units	—	(519,373)	—	(7,910)	—	(124,183)	—	(1,961)

Owners’ Capital—Units, December 31, 2007	—	2,018,003	2	62,030	25,359	384,952	824	12,286

Sale of Units	—	460,090	—	21,617	—	134,511	168	5,372
Redemption of Units	—	(428,503)	—	(11,063)	—	(73,679)	—	(3,098)

Owners’ Capital—Units, December 31, 2008	—	2,049,590	2	72,584	25,359	445,784	992	14,560

Net asset value per unit at January 1, 2006		$104.58		$100.00		$108.73		$100.00
Change in net asset value per unit for year ended December 31, 2006		2.08		(4.03)		5.51		(2.12)

Net asset value per unit at December 31, 2006		$106.66		$95.97		$114.24		$97.88
Change in net asset value per unit for year ended December 31, 2007		(5.20)		(5.07)		(2.24)		(2.41)

Net asset value per unit at December 31, 2007		$101.46		$90.90		$112.00		$95.47
Change in net asset value per unit for year ended December 31, 2008		23.71		21.19		30.44		25.83

Net asset value per unit at December 31, 2008		$125.17		$112.09		$142.44		$121.30

(1)	The Balanced Series Classes 1a and 2a of the Trust commenced trading operations on April 26, 2006

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2008, 2007 and 2006

	Winton Series (1)				Campbell/Graham/Tiverton Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owner’s Capital, January 1, 2006	$—	$2,047,247	$1,163	$177,143	$—	$21,561,490	$968	$2,845,588
Sale of Units	1,000	1,037,201	310,000	91,900	—	29,197,231	2,025,000	3,340,314
Redemption of Units	—	(3,014,437)	(101,309)	(232,637)	—	(2,795,559)	—	(1,125,145)
Net increase in Owners’ Capital resulting from operations	57	285,856	18,928	25,533	—	880,152	79,094	184,348

Owners’ Capital, December 31, 2006	1,057	355,867	228,782	61,939	—	48,843,314	2,105,062	5,245,105

Sale of Units	—	34,289,489	410,000	8,918,823	—	16,528,939	—	1,454,351
Redemption of Units	—	(1,381,913)	(500,000)	(184,886)	—	(7,450,850)	(2,000,000)	(1,038,831)
Net increase (decrease) in Owners’ Capital resulting from operations	81	2,399,679	96,610	1,343,633	—	(2,390,501)	139,395	(85,080)

Owners’ Capital, December 31, 2007	1,138	35,663,122	235,392	10,139,509	—	55,530,902	244,457	5,575,545

Sale of Units	—	25,445,441	—	—	—	15,128,511	—	2,039,851
Redemption of Units	—	(5,428,009)	—	(484,181)	—	(12,047,193)	—	(1,459,332)
Net increase (decrease) in Owners’ Capital resulting from operations	166	6,601,801	42,543	1,810,104	—	11,344,935	58,421	1,348,832

Owners’ Capital, December 31, 2008	$1,304	$62,282,355	$277,935	$11,465,432	$—	$69,957,155	$302,878	$7,504,896

Owner’s Capital—Units, January 1, 2006	—	18,290	10	1,523	—	228,642	10	29,386
Sale of Units	10	9,014	3,086	831	—	308,998	20,656	33,661
Redemption of Units	—	(23,936)	(954)	(1,774)	—	(30,296)	—	(11,553)

Owners’ Capital—Units, December 31, 2006	10	3,368	2,142	580	—	507,344	20,666	51,494

Sale of Units	—	322,603	4,210	86,620	—	175,604	—	14,394
Redemption of Units	—	(12,671)	(4,367)	(1,712)	—	(78,709)	(18,227)	(10,242)

Owners’ Capital—Units, December 31, 2007	10	313,300	1,985	85,488	—	604,239	2,439	55,646

Sale of Units	—	208,113	—	—	—	151,684	—	18,316
Redemption of Units	—	(43,818)	—	(3,618)	—	(123,076)	—	(13,508)

Owners’ Capital—Units, December 31, 2008	10	477,595	1,985	81,870	—	632,847	2,439	60,454

Net asset value per unit at January 1, 2006		$100.00		$100.00		$94.30		$96.83
Change in net asset value per unit for the year ended December 31, 2006		5.65		6.81		1.97		5.03

Net asset value per unit at December 31, 2006		$105.65		$106.81		$96.27		$101.86
Change in net asset value per unit for year ended December 31, 2007		8.18		11.80		(4.37)		(1.66)

Net asset value per unit at December 31, 2007		$113.83		$118.61		$91.90		$100.20
Change in net asset value per unit for year ended December 31, 2008		$16.58		$21.43		$18.64		$23.94

Net asset value per unit at December 31, 2008		$130.41		$140.04		$110.54		$124.14

(1)	The Winton Series began trading on August 11, 2006. (See Note 1.)

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2008, 2007 and 2006

	Currency Series				Winton/Graham Series
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owner’s Capital, January 1, 2006	$—	$276,762	$2,059,895	$6,019	$—	$5,642,080	$857	$1,771,747
Sale of Units	—	6,559,790	—	457,300	—	1,316,260	391,309	115,787
Redemption of Units	—	(176,893)	(2,075,000)	(5,237)	—	(1,137,106)	—	(316,931)
Net increase (decrease) in Owners’ Capital resulting from operations	—	232,232	31,794	19,965	—	170,103	(2,251)	88,977

Owners’ Capital, December 31, 2006	—	6,891,891	16,689	478,047	—	5,991,337	389,915	1,659,580

Sale of Units	—	4,092,276	1,000,000	127,954	—	1,274,358	—	24,016
Redemption of Units	—	(1,073,104)	(500,000)	(328,550)	—	(1,786,900)	(400,000)	(155,334)
Net increase (decrease) in Owners’ Capital resulting from operations	—	(119,251)	(2,751)	8,805	—	581,412	54,785	235,814

Owners’ Capital, December 31, 2007	—	9,791,812	513,938	286,256	—	6,060,207	44,700	1,764,076

Sale of Units	—	4,569,653	400,000	2,203,875	—	28,257,833	—	11,442,834
Redemption of Units	—	(1,825,220)	(217,000)	(85,384)	—	(1,559,841)	—	(199,080)
Net increase (decrease) in Owners’ Capital resulting from operations	—	(636,060)	(9,581)	(145,504)	—	3,002,636	11,615	1,370,249

Owners’ Capital, December 31, 2008	$—	$11,900,185	$687,357	$2,259,243	$—	$35,760,835	$56,315	$14,378,079

Owner’s Capital—Units, January 1, 2006	—	2,834	20,311	59	—	68,058	10	20,666
Sale of Units	—	67,111	—	4,407	—	15,803	4,310	1,318
Redemption of Units	—	(1,819)	(20,157)	(49)	—	(13,128)	—	(3,595)

Owners’ Capital—Units, December 31, 2006	—	68,126	154	4,417	—	70,733	4,320	18,389

Sale of Units		39,538	8,825	1,135		13,874	—	236
Redemption of Units	—	(10,391)	(4,349)	(2,973)	—	(20,840)	(3,892)	(1,722)

Owners’ Capital—Units, December 31, 2007	—	97,273	4,630	2,579	—	63,767	428	16,903

Sale of Units	—	44,605	3,669	18,851	—	258,465	—	94,026
Redemption of Units	—	(18,159)	(2,010)	(760)	—	(14,428)	—	(1,578)

Owners’ Capital—Units, December 31, 2008	—	123,719	6,289	20,670	—	307,804	428	109,351

Net asset value per unit at January 1, 2006		$97.66		$101.42		$82.90		$85.73
Change in net asset value per unit for the year ended December 31, 2006		3.50		6.81		1.80		4.52

Net asset value per unit at December 31, 2006		$101.16		$108.23		$84.70		$90.25
Change in net asset value per unit for the year ended December 31, 2007		(0.50)		2.77		10.34		14.12

Net asset value per unit at December 31, 2007		$100.66		$111.00		$95.04		$104.37
Change in net asset value per unit for the year ended December 31, 2008		(4.47)		(1.70)		21.14		27.12

Net asset value per unit at December 31, 2008		$96.19		$109.30		$116.18		$131.49

(1)	The Dunn Series ceased trading on October 12, 2007. (See Note 1.)
(2)	Balance as of October 12, 2007

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2008, 2007 and 2006

	Long Only Commodity Series (1)				Long/Short Commodity Series (1)
	Class 1		Class 2		Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owner’s Capital, January 1, 2006	$—	$—	$—	$—	$—	$—	$—	$—
Sale of Units	—	4,836,308	51,000	229,659	—	19,594,958	241,000	2,457,810
Redemption of Units	—	(229,384)	—	(131,977)	—	(305,331)	—	(75,414)
Net increase (decrease) in Owners’ Capital resulting from operations	—	(285,460)	(3,368)	(29,913)	—	188,968	8,285	65,801

Owners’ Capital, December 31, 2006	—	4,321,464	47,632	67,769	—	19,478,595	249,285	2,448,197

Sale of Units	—	1,304,399	100,000	96,183	—	18,002,305	111,000	1,206,261
Redemption of Units	—	(1,584,773)	—	(47,605)	—	(6,675,705)	—	(500,449)
Net increase (decrease) in Owners’ Capital resulting from operations	—	689,799	22,462	12,738	—	287,551	13,765	130,831

Owners’ Capital, December 31, 2007	—	4,730,889	170,094	129,085	—	31,092,746	374,050	3,284,840

Sale of Units	—	2,036,429	—	1,058,317	—	28,403,530	557,000	7,696,603
Redemption of Units	—	(1,356,931)	—	(27,878)	—	(10,999,764)	—	(340,236)
Net increase (decrease) in Owners’ Capital resulting from operations	—	(2,156,161)	(60,002)	(481,369)	—	(1,971,106)	2,658	(368,026)

Owners’ Capital, December 31, 2008	$—	$3,254,226	$110,092	$678,155	$—	$46,525,406	$933,708	10,273,181

Owner’s Capital—Units, January 1, 2006	—	—	—	—	—	—	—	—
Sale of Units	—	47,568	490	2,054	—	197,098	2,422	24,537
Redemption of Units	—	(2,292)	—	(1,356)	—	(3,132)		(753)

Owners’ Capital—Units, December 31, 2006	—	45,276	490	698	—	193,966	2,422	23,784

Sale of Units	—	13,507	989	884	—	179,408	1,068	11,627
Redemption of Units	—	(16,082)	—	(460)	—	(66,949)	—	(4,765)

Owners’ Capital—Units, December 31, 2007	—	42,701	1,479	1,122	—	306,425	3,490	30,646

Sale of Units	—	16,745	—	8,208	—	263,538	5,054	66,341
Redemption of Units	—	(13,161)	—	(222)	—	(106,515)	—	(2,979)

Owners’ Capital—Units, December 31, 2008	—	46,285	1,479	9,108	—	463,448	8,544	94,008

Net asset value per unit at January 1, 2006		$100.00		$100.00		$100.00		$100.00
Change in net asset value per unit for the year ended December 31, 2006		(4.55)		(2.87)		0.42		2.93

Net asset value per unit at December 31, 2006		$95.45		$97.13		$100.42		$102.93
Change in net asset value per unit for the year ended December 31, 2007		15.34		17.91		$1.05		$4.26

Net asset value per unit at December 31, 2007		$110.79		$115.04		$101.47		$107.19

Change in net asset value per unit for the year ended December 31, 2008		(40.48)		(40.58)		(1.08)		2.09

Net asset value per unit at December 31, 2008		$70.31		$74.46		$100.39		$109.28

(1)	The Long Only Commodity Series and the Long/Short Commodity Series of the Trust commenced trading operations on February 24, 2006

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2008, 2007 and 2006

	Managed Futures Index Series (1)
	Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owner’s Capital, January 1, 2006	$—	$—	$—	$—
Sale of Units	—	602,781	51,000	2,500
Redemption of Units	—	(91,491)		—
Net increase (decrease) in Owners’ Capital resulting from operations	—	(11,220)	(859)	18

Owners’ Capital, December 31, 2006	—	500,070	50,141	2,518

Sale of Units	—	264,820	230,000	39,900
Redemption of Units	—	(174,964)	—	—
Net increase (decrease) in Owners’ Capital resulting from operations	—	31,814	14,431	(1,281)

Owners’ Capital, December 31, 2007	—	621,740	294,572	41,137

Sale of Units	—	1,620,857	—	889,180
Redemption of Units	—	(416,360)	(300,000)	(15,877)
Net increase (decrease) in Owners’ Capital resulting from operations	—	440,740	82,987	144,075

Owners’ Capital, December 31, 2008	$—	$2,266,977	$77,559	$1,058,515

Owner’s Capital—Units, January 1, 2005	—	—	—	—
Sale of Units	—	6,120	509	26
Redemption of Units	—	(951)	—	—

Owners’ Capital—Units, December 31, 2006	—	5,169	509	26

Sale of Units	—	2,843	2,312	368
Redemption of Units	—	(1,831)	—	—

Owners’ Capital—Units, December 31, 2007	—	6,181	2,821	394

Sale of Units	—	14,749	—	7,317
Redemption of Units	—	(3,779)	(2,266)	(134)

Owners’ Capital—Units, December 31, 2008	—	17,151	555	7,577

Net asset value per unit at January 1, 2006		$100.00		$100.00
Change in net asset value per unit for the year ended December 31, 2006		(3.25)		(1.57)

Net asset value per unit at December 31, 2006		$96.75		$98.43
Change in net asset value per unit for the year ended December 31, 2007		$3.84		$5.99

Net asset value per unit at December 31, 2007		$100.59		$104.42

Change in net asset value per unit for the year ended December 31, 2008		31.59		35.28

Net asset value per unit at December 31, 2008		$132.18		$139.70

(1)	The Managed Futures Index Series of the Trust commenced trading operations on February 24, 2006

The accompanying notes are an integral part of these statements.

The Frontier Fund

Notes to Financial Statements

As of December 31, 2008 and December 31, 2007

1. Organization and Purpose

The Frontier Fund (the “Trust”), was formed as a Delaware statutory trust on August 8, 2003, with separate Series of Units. Its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances). The Trust is a multi-advisor commodity pool as described in Commodity Futures Trading Commission, or CFTC Regulation § 4.10(d)(2).

The Trust offers eight (8) separate and distinct Series: Balanced Series, Winton Series, Currency Series, Winton/Graham Series, Campbell/ Graham/Tiverton Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series (each, a “Series” and collectively, the “Series”). The Trust may issue additional Series of Units. The Units of each Series are separated into two sub-classes of Units (except for the Balanced Series which are separated into four sub-classes of Units, of which Class 1a and Class 2a are currently inactive). The Trust, with respect to each Series:

•

engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts) may, from time to time, engage in cash and spot transactions;

•

allocates funds to a subsidiary limited liability trading company or companies (“Trading Company”). Each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s assets, make the trading decisions for the assets of each Series vested in such Trading Company (other than the Long Only Commodity Series which invests only in Swaps referencing two indexes). Each Trading Company will segregate its assets from any other Trading Company;

•	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series and the other Trust assets;

•	calculates the Net Asset Value (“NAV”) of its Units separately from the other Series;

•

has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies); and

•

offers each Series of Units in two sub-classes—Class 1 and Class 2 (except for the Balanced Series, which has four sub-classes—Class 1, Class 1a, Class 2 and Class 2a). Investors who purchase Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of Selling Agents selling such Class 1 or Class 1a Units. Equinox Fund Management, LLC (the “Managing Owner”), prepays the initial service fee which is amortized monthly at an annual rate of three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who purchase Class 2 or Class 2a Units of any Series are charged no initial or ongoing service fee. However, the Managing Owner may pay the Selling Agents an on-going service fee for certain administrative services. Any such payments by the Managing Owner will not be subject to reimbursement by the Limited Owners.

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

As of September 24, 2004, the Trust commenced operations for the Balanced Series, the Winton Series (formerly the Beach Series), the Currency Series and the Dunn Series. The Winton/Graham Series commenced operations as of November 19, 2004. The Campbell/Graham/Tiverton Series commenced operations on February 11, 2005. The Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series commenced operations on February 11, 2006. On May 1, 2006, two new classes of the Balanced Series commenced operations: Balanced Series 1a, and Balanced Series 2a.

The Continuous Offering Period of the Dunn Series was terminated by the Managing Owner in February 2006. On October 15, 2007 the remaining outstanding Units in the Dunn Series were redeemed, and the remaining net assets of the Dunn Series were distributed to the holders of those Units.

2. Significant Accounting Policies

The following are the significant accounting policies of the Trust.

Basis of Presentation—The financial statements of each Series of the Trust included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Consolidation—The Series, through investing in subsidiary limited liability Trading Company or Companies), authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in securities and derivative instruments, and have no operating income or expenses, except for trading income and expenses, all of which is allocated to the Series. Only Series of the Trust can invest in a Trading Company. Trading Companies in which a Series has a majority equity interest are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling or majority interest are carried in the statement of financial condition of such Series at fair value. Fair value represents the proportionate share of the equity of a Series in a Trading Company.

The consolidated financial statements of the Balanced Series include the assets, liabilities and earnings of its wholly-owned and majority owned Trading Companies, Frontier Trading Company I LLC, Frontier Trading Company VI LLC and Frontier Trading Company IX, LLC.

The consolidated financial statements of the Winton Series include the assets, liabilities and earnings of its majority-owned trading company, Frontier Trading Company II LLC.

The consolidated financial statements of the Currency Series include the assets, liabilities and earnings of its majority-owned trading company, Frontier Trading Company III LLC.

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

Certificates of Deposit—Certificates of deposit include interest-bearing instruments issued by U.S Bank National Association, with maturities greater than three months and interest paid at maturity. Certificates of Deposit are allocated to each Series based on their percentage ownership in the pooled cash management assets on the date of the asset purchase. The Trust values the certificates of deposit at fair value (face value plus interest receivable) and reports these instruments as Level 2 inputs under SFAS 157, Fair Value Measurements.

Custom Time Deposits—Custom time deposits are structured deposit agreements with U.S. Bank National Association that earn a guaranteed fixed interest rate of 3.75% and will mature six months from the deposit date and be subject to automatic six-month rollovers through October 2013. Interest is paid monthly or at least every six months. Unscheduled withdrawals will be subject to certain penalties and other costs up to 1.0% of the amount deposited if withdrawn within the first six months from the deposit date. The withdrawal fee is set a 0.225% for the period from six months to one year subsequent to the deposit date and decreases by .05% increments for each year thereafter through the maturity date. Custom time deposits are allocated to each Series based on their percentage ownership in the pooled cash management assets on the date of the asset purchase. The Trust values the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.23 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to fair value measurements under SFAS 157.

Cash held at Futures Commission Merchants—The Trust deposits assets with a broker subject to CFTC Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. The Trust earns interest income on its assets deposited with the broker.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition—Futures, options on futures, and forward contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with the Financial Accounting Standards Board Interpretation No. 39—”Offsetting of Amounts Related to Certain Contracts.” Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market. For U.S Treasury Securities, interest is recognized in the period earned and the instruments are marked-to-market daily based on third party information. Certificates of Deposit and Custom Time Deposits are valued at cost and the interest income is recognized in the period earned. Transaction costs are recognized as occurred and reflected separately in the Statement of Operations.

Allocation of Earnings—Each Series of the Trust offers two classes of Units—Class 1 and Class 2 (except for the Balanced Series, which offers four classes of Units—Class 1, Class 1a, Class 2 and Class 2a). All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that Class 1 or Class 1a Units of each Series bear certain expenses related to the servicing of such Units. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading profits and losses of each Series are allocated daily to Class 1, Class 1a, Class 2 and Class 2a Units based on each Class’ relative owners’ capital balance. U.S. Treasuries, Certificates of Deposit and Custom Time Deposits are allocated to each Series based on their percentage ownership in the cash management pool on the date of the asset purchase.

Each Series allocates funds to a subsidiary Trading Company, or Companies, of the Trust. Each Trading Company allocates all of its daily trading profits or losses to the Series in proportion to each Series’ ownership interest in the Trading Company, adjusted on a daily basis. As of December 31, 2008, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

Inter-Series Receivables/Payables—The Balanced Series, in order to make investments in the Campbell/Graham/Tiverton Series, Currency Series, Winton/Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, advances funds to such Series, for the purpose of investing in the respective Trading Company or Trading Companies for such Series on behalf of the Balanced Series. The Balanced Series and investee Series reflect the changes in values of these investments as “Net change in inter-series receivables/payables” in the Statement of Operations.

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

Investments and Swaps—The Trust records investment transactions on trade date and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of realized and unrealized gains (losses) on investments in the Statements of Operations. Generally, fair values will be based on quoted market prices; however, in certain circumstances, significant judgments and estimates may be required in determining fair value in the absence of an active market closing price. At December 31, 2008 all investments in futures and forward contracts were based on quoted market prices. The valuation of investments in swap contracts (“Swaps”) involve estimates.

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

The Balanced Series, in order to make investments from time to time in the Campbell/Graham/Tiverton Series, Currency Series, Winton/Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, advances funds to such Series for the purpose of investing in the respective Trading Company or Trading Companies for such Series on behalf of the Balanced Series. The amount of the funds advanced by the Balanced Series to each of the Campbell/Graham/Tiverton Series, Currency Series,

Winton/Graham Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series participates on a pari passu basis with the Class 2 Units of such investee Series. The Balanced Series reflects the change in value of these investments as “Net change in inter-series receivables” in the Statement of Operations. The Balanced Series is subject to the same allocations of income and fees as the Limited Owners of such Series. As a result of fees charged by the investee Series, fees are not charged by the Balanced Series on the capital allocated to investments in affiliated Series, and the Managing Owner monitors such allocations so that aggregate fees of the investee Series on the Balanced Series investments do not exceed the allowable fees of the Balanced Series as provided in the Trust’s Prospectus.

Income Taxes— The Trust applies the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the years ended December 31, 2008 and 2007. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Statement of Cash Flows— The Trust has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102, Statements of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

Recently Adopted Accounting Pronouncements—In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements. This statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This statement was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 on January 1, 2008 did not have a material effect on the Trust’s financial statements. (See Note 3 – Fair Value Measurements).

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

Recently Issued Accounting Pronouncements

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of desegregations that will be required in an entity’s financial statements. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Trust’s first quarter ending March 31, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

In October 2008, the FASB issued Staff Positions No. 157-3, Determining the Fair Value of a Financial Asset When the Market is Not Active (“FSP 157-3”). FSP 157-3 provides an illustrative example of how to determine the fair value of financial instruments in an inactive market. FSP 157-3 does not change the fair value measurement principles set forth in SFAS 157. Since adopting SFAS 157 in January 2008, the Trust’s process for determining the fair value of its investments has been, and continues to be, consistent with the guidance provided in FSP 157-3. As a result, the adoption of FSP 157-3 did not affect the Trust’s process for determining the fair value of its investments and did not have a material impact on the Trust’s results of operations.

In applying these policies, the Managing Owner may make judgments that may require estimates about matters that are inherently uncertain.

Reclassification— Certain amounts in the financial statements have been reclassified to conform to the 2008 presentation.

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

Level 1 Inputs

Unadjusted quoted prices in active markets for identical financial assets that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs

Inputs other than quoted prices included in Level 1 that are observable for the financial asset, either directly or indirectly. These might include quoted prices for similar financial assets in active markets, quoted prices for identical or similar financial assets in markets that are not active, inputs other than quoted prices that are observable for the financial asset or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs

Unobservable inputs for determining the fair value of financial assets that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the financial asset.

The Trust uses the following methodologies to value instruments within its financial asset portfolio at fair value:

Trading Securities. These instruments include U.S. Treasury Securities and Open Trade Equity Positions (Futures Contracts and Currency Forwards) that are actively traded on public markets with quoted pricing for corroboration. U.S. Treasury Securities, Futures Contracts, and Currency Forward are reported at fair value using Level 1 inputs. Trading Securities instruments further include Open Trade Equity that are quoted prices for identical or similar assets that are not traded on active markets. Trading Options are reported at fair value using Level 2 inputs

Swap Contracts. Certain Swap Contracts are reported utilizing Level 2 inputs. These Swap Contracts are reported at fair value based on daily reports from the swap counterparty that may be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Other Swap Contracts are reported utilizing Level 3 Inputs. These Swap Contracts are reported at fair value based upon returns/values that are provided on less than a daily frequency from the swap counterparty, require additional internal financial modeling to develop pricing, and these swaps may not be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency.

Certificates of Deposit. These instruments are time deposits with maturities of nine months issued by a banking institution. Management values the certificates of deposit at face value plus accrued interest and reports these instruments as Level 2 inputs. Certificates of Deposit are allocated to each Series based on their percentage ownership in the pooled cash management assets on the date of the asset purchase.

Investment in Unconsolidated Trading Companies. This investment represents the fair value of the allocation of net assets, consisting of futures, forwards and options, to each respective Series relative to its trading allocations to unconsolidated Trading Companies.

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. The Trust, under the same management as the Trading Companies, has the benefit of full look through to the assets underlying the positions listed in the following table as “Investment in Unconsolidated Trading Companies”, and as such maintains this line item as the same Level 1 input as all of the underlying positions on the financial statements of the Trading Companies.

December 31, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Balanced Series
Open Trade Equity	$6,736,731	$16,412,796	$—	$23,149,527
Swap Contracts	—	—	53,072,356	53,072,356
Investment in Unconsolidated Trading Companies	19,528,370			19,528,370
U.S. Treasury Securities	43,042,540	—	—	43,042,540
Certificate of Deposits		34,091,481		34,091,481
Winton Series
Open Trade Equity	2,158,369	—	—	2,158,369
U.S. Treasury Securities	12,899,592	—	—	12,899,592
Certificate of Deposits		14,085,571		14,085,571
Campbell/Graham/Tiverton Series
Open Trade Equity	(111,526)	—	—	(111,526)
Investment in Unconsolidated Trading Companies	8,559,112			8,559,112
U.S. Treasury Securities	9,371,661	—	—	9,371,661
Certificate of Deposits		12,866,065		12,866,065
Currency Series
Open Trade Equity	12,810			12,810
Swap Contracts	—	—	9,122,121	9,122,121
U.S. Treasury Securities	3,770,011	—	—	3,770,011
Certificate of Deposits		3,506,438		3,506,438
Winton/Graham Series
Investment in Unconsolidated Trading Companies	4,342,658			4,342,658
U.S. Treasury Securities	1,424,286	—	—	1,424,286
Certificate of Deposits		8,675,748		8,675,748
Long Only Series
Swap Contracts	—	836,554	—	836,554
U.S. Treasury Securities	1,241,289	—	—	1,241,289
Certificate of Deposits		440,781		440,781
Long Short Series
Open Trade Equity	10,933,828	(180,065)	—	10,753,763
U.S. Treasury Securities	10,554,571	—	—	10,554,571
Certificate of Deposits		10,923,009		10,923,009
Managed Futures Index Series
Investment in Unconsolidated Trading Companies	770,967			770,967
U.S. Treasury Securities	140,111	—	—	140,111
Certificate of Deposits		488,470		488,470

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap Contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the consolidated statement of operations. During the twelve months ended December 31, 2008 all identified level three assets are components of both the Balanced Series and the Currency Series.

Swap Contracts	Balanced Series	Currency Series
	For The Twelve Months Ending December 31, 2008	For The Twelve Months Ending December 31, 2008
Balance of recurring Level 3 assets as of January 1, 2008	$47,241,455	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	361,511	—
Included in earnings-unrealized	20,742,964	(2,877,879)
Purchases, sales, issuances, and settlements, net	(15,273,574)	12,000,000
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2008	$53,072,356	$9,122,121

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

Each Series’ investment in Swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. For the Balanced Series, Campbell/Graham/Tiverton Series and Currency Series the Swaps serve to diversify the investment holdings of each Series and to provide access to programs and advisors that would not be otherwise available to the Series, and are not used for hedging purposes.

The Managing Owner follows procedures in selecting financial institutions to act as Swap counterparties. The procedures include due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owners’ minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. Approximately 9% of the Trust’s assets are deposited with over-the-counter counterparties in order to initiate and maintain swap contracts.

The Balanced Series, Campbell/Graham/Tiverton Series and Currency Series strategically invest assets in one or more Swaps linked to certain underlying investments or indices, at the direction of the Managing Owner. The Trading Company in which the assets of these Series will be invested will not own any of the investments or indices referenced by any Swap entered into by these Series. In addition, the swap counterparty to the Trading Company of these Series is not a Trading Advisor to these Series.

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

The Trust has invested in the following Swaps as of December 31, 2008:

	Option Basket Balanced Series	Option Basket Currency Program	Reuters/Jefferies CRB Index	Jefferies Commodity Performance Index
	Balanced	Currency	Long Only	Long Only
Series:
Counterparty	Company A	Company B	Company C	Company C
Notional Amount	$101,715,457	$25,015,994	$2,200,000	$2,200,000
Termination Date	November 6, 2012	January 26, 2013	February 27, 2009	February 27, 2009
Investee Returns	Total Return	Total Return	Total Return	Total Return

Realized Gain / (Loss)	$—	$—	$(1,371,769)	$(1,312,318)

Unrealized Gain / (Loss)	$20,742,953	$(2,877,879)	$—	$—

Fair Value 12/31/2008	$53,072,356	$9,122,121	$430,720	$405,834

5. Investments in Unconsolidated Trading Companies

The following tables summarize the Balanced Series, Campbell/Graham/Tiverton Series, Winton/Graham Series and Managed Futures Index Series investments in unconsolidated trading companies as of and for the year ended December 31, 2008.

Trading Company	Percentage of Net Assets	Fair Value	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)
Balanced Series—
Frontier Trading Company II and VII, LLC	5.85%	$19,528,370	$(670,137)	$(3,093,773)	$16,557,640	$12,793,730

Campbell/Graham/Tiverton Series—
Frontier Trading Company I and VI LLC	11.01%	$8,559,112	$(56,395)	$4,501,544	$5,306,529	$9,751,678

Winton/Graham Series—
Frontier Trading Company II and V LLC	8.65%	$4,342,658	$(57,944)	$(7,581,309)	$13,250,856	$5,611,603

Managed Futures Index Series—
Frontier Trading Company IX, LLC	22.66%	$770,967	$(4,196)	$706,836	$(41,360)	$661,280

The following tables summarize the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Winton/Graham Series and Managed Futures Index Series investments in unconsolidated trading companies as of and for the year ended December 31, 2007.

Trading Company	Percentage of Net Assets	Fair Value	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)
Balanced Series—
Frontier Trading Company VII, LLC	1.65%	$4,238,348	$(735,368)	$9,809,155	$(11,385,556)	$(2,311,769)

Winton Series—
Frontier Trading Company II LLC	10.07%	$4,637,121	$(98,797)	$6,756,630	$(1,662,388)	$4,995,445

Campbell/Graham/Tiverton Series—
Frontier Trading Company VI LLC	29.92%	$18,353,523	$(204,311)	$5,277,036	$(5,003,053)	$69,672

Winton/Graham Series—
Frontier Trading Company V LLC	60.69%	$4,775,554	$(42,272)	$1,718,484	$(341,386)	$1,334,826

Managed Futures Index Series—
Frontier Trading Company IX, LLC	66.26%	$634,400	$(2,636)	$101,276	$11,135	$109,775

The following tables summarize the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series and Winton/Graham Series investments in unconsolidated trading companies as of and for the year ended December 31, 2006.

Trading Company	Percentage of Net Assets	Fair Value	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)
Balanced Series—
Frontier Trading Company VII, LLC	0.02%	$78,056	$(19,731)	$514,152	$(538,964)	$(44,543)

Winton Series—
Frontier Trading Company II LLC	54.93%	$355,763	$(16,982)	$1,035,567	$(617,590)	$400,995

Campbell/Graham/Tiverton Series—
Frontier Trading Company VI LLC	70.82%	$50,785,796	$(222,930)	$397,155	$3,105,547	$3,279,772

Winton/Graham Series—
Frontier Trading Company V LLC	89.87%	$7,226,062	$(111,438)	$127,728	$504,120	$520,410

The condensed statements of financial condition and statements of income as of and for the years ended December 31, 2008, 2007 and 2006 for the unconsolidated trading companies are as follows:

Condensed Statement of Financial Condition—December 31, 2008	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC	Frontier Trading Company IX, LLC
	(Unaudited)	(Unaudited)	(Unaudited)
Cash held at futures commodities merchants	$5,221,709	$6,271,352	$1,794,715
Open trade equity	(111,526)	109,880	203,419
Swaps/Options	—	—	—

Total assets	$5,110,183	$6,381,232	$1,998,134

Members’ Equity	$5,221,709	$6,381,232	$1,988,134

Condensed Statement of Income—For the
Year Ended December 31, 2008
Interest income	$278,151	$344,098	$63,692
Net realized gain on investments, less commissions	(16,625,970)	1,377,864	3,737,713
Change in open trade equity	30,023,621	3,382,479	153,103

Net income	$13,675,802	$5,104,441	$3,954,508

Condensed Statement of Financial Condition—December 31, 2007	Frontier Trading Company II, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC	Frontier Trading Company IX, LLC
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash held at futures commodities merchants	$9,924,146	$12,761,730	$13,863,217	$2,576,122
Open trade equity	970,867	(96,656)	(1,481,122)	50,316
Swaps/Options	—	—	14,912,063	—

Total assets	$10,895,013	$12,665,074	$27,294,158	$2,626,438

Members’ Equity	$10,895,013	$12,665,074	$27,294,158	$2,626,438

Condensed Statement of Income—For the
Year Ended December 31, 2007
Interest income	$434,402	$653,524	$813,618	$92,235
Net realized gain on investments, less commissions	17,491,808	7,504,459	(7,192,697)	942,262
Change in open trade equity	(452,160)	(1,673,135)	(6,352,783)	(378,687)

Net income	$17,474,050	$6,484,848	$(12,731,862)	$655,810

Condensed Statement of Financial Condition—December 31, 2006	Frontier Trading Company II, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC
	(Unaudited)	(Unaudited)	(Unaudited)
Cash held at futures commodities merchants	$7,018,159	$13,938,010	$16,383,004
Open trade equity	1,422,913	1,576,367	39,486,041

Total assets	$8,441,072	$15,514,377	$55,869,045

Members’ Equity	$8,441,072	$15,514,377	$55,869,045

Condensed Statement of Income—For the Year Ended December 31, 2006
Interest income	$213,384	$345,944	$487,539
Net realized gain on investments, less commissions	8,473,473	200,390	(787,064)
Change in open trade equity	(2,090,380)	1,479,234	6,111,319

Net income	$6,596,477	$2,025,568	$5,811,794

6. Transactions with Affiliates

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

On September 30, 2008, the Managing Owner exchanged $217,000 from the Currency Series, Class 2 for an identical amount in the Long/Short Commodity Series, Class 2. On November 17, 2008, the Managing Owner invested $10,000 in the Balanced Series, Class 2a, $400,000 in the Currency Series, Class 2, $140,000 in the Long/Short Commodity Series, Class 2 and $300,000 in the Managed Futures Index Series, Class 2. On December 30, 2008, the Managing Owner invested $10,000 in the Balanced Series, Class 2a and $200,000 in the Long/Short Commodity Series, Class 2.

On March 29, 2007, the Managing Owner invested $30,000 in the Balanced Series, Class 2a, $100,000 in the Long Only Commodity Series, Class 2, $30,000 in the Long/Short Commodity Series, Class 2 and $410,000 in the Winton Series, Class 2. On April 30, 2007, the Managing Owner invested $30,000 in the Managed Futures Index Series, Class 2. On June 27, 2007, the Managing Owner invested $80,000 in the Long/Short Commodity Series, Class 2. On this same date, the Managing Owner exchanged $1.0 million from the Campbell/Graham/Tiverton Series, Class 2 for an identical amount in the Currency Series, Class 2, $1.0 million from the Campbell/Graham/Tiverton Series, Class 2 for an identical amount in the Balanced Series, Class 2 and $400,000 from the Winton/Graham Series, Class 2 for an identical amount in the Balanced Series, Class 2. On October 15, 2007, the Managing Owner redeemed $578 of the remaining interest in the Dunn Series, Class 2. On October 25, 2007, the

Managing Owner invested $1,000 in the Long/Short Commodity Series, Class 2. On this same date, the Managing Owner exchanged $500,000 from the Winton Series, Class 2 for $300,000 in the Balanced Series, Class 2 and $200,000 in the Managed Futures Index Series, Class 2. Also on October 25, 2007, the Managing Owner exchanged $500,000 from the Currency Series, Class 2 for an identical amount in the Balanced Series, Class 2.

The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner.

On February 28, 2008, Mr. Bornhoft, Chief Investment Officer, exchanged $3,000 from the Winton/Graham Series, Class 2 for an identical amount in the Balanced Series, Class 2. On May 7, 2008, Mr. Bornhoft redeemed $4,000 from the Long Only Commodity Series, Class 2. On October 23, 2008, Mr. Bornhoft redeemed $1,100 from the Currency Series, Class 2.

On March 29, 2007, Mr. Bornhoft exchanged $12,658 from the Dunn Series, Class 2 for an identical amount in the Long Only Commodity Series, Class 2 and $2,594 from the Winton/Graham Series, Class 2 for an identical amount in the Long Only Commodity Series, Class 2. On June 1, 2007 Mr. Bornhoft invested $2,630 in the Long Only Commodity Series, Class 2.

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

The following table summarizes the Balanced Series advances to and reductions from other Series of the Trust as of December 31, 2008.

Currency Series

Summary by Quarter

2008

Amount of investment January 1, 2008	$4,535,784
Additions during period	—
Reduction during period	—
Earnings in investments in Inter-Series Receivables	299,184

Total investment as of March 31, 2008	$4,834,968

Additions during period	—
Reduction during period	—

Earnings in investments in Inter-Series Receivables	(81,840)

Total investment as of June 30, 2008	$4,753,128

Additions during period	11,000,000
Reduction during period	—
Earnings in investments in Inter-Series Receivables	(1,256,626)

Total investment as of September 30, 2008	$14,496,502
Additions during period	—

Reduction during period	—
Earnings in investments in Inter-Series Receivables	182,958

Total investment as of December 31, 2008	$14,679,460

As sponsoring Management Company of the Trust, the Managing Owner has agreed to bear the organization and offering costs of the Trust. These costs were $3,823,773 in 2008 and $4,242,194 in 2007.

Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets, calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series, 2.0% for the Winton Series, Currency Series, Long Only Commodity Series and Managed Futures Index Series, 2.5% for the Winton/Graham Series and Campbell/Graham/Tiverton Series, and 3.5% for the Long/Short Commodity Series. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

Each Series pays to the Managing Owner a monthly trading fee (the “FCM Fee”) equal to 1/12th of 0.50% of such Series’ NAV, calculated daily.

Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series, Winton/Graham Series, Campbell/Graham/Tiverton Series, Currency Series and Long/Short Commodity Series may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Balanced Series or the Long/Short Commodity Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Balanced Series and 20% for the Winton Series Currency Series, Winton/Graham Series Campbell/Graham/Tiverton Series and Long/Short Commodity Series. There is no incentive fee for the Long Only Commodity Series or the Managed Futures Index Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

In addition, each Series pays monthly to the Managing Owner a service fee at an annualized rate of up to 3.0% (2.0% for the Long Only Commodity Series and the Managed Futures Index Series) of the NAV of Class 1 of the Series, which the Managing Owner pays to selling agents of the Trust.

The following table summarizes fees incurred to the Managing Owner for the twelve months ended December 31, 2008

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee
Balanced	$1,429,568	$1,958,781	$14,614,847	$6,607,802
Winton	1,170,160	292,355	1,859,948	1,693,985
Campbell/Graham/Tiverton	1,818,096	401,798	2,999,275	1,793,780
Currency	164,428	130,222	—	350,360
Winton/Graham	505,597	101,035	876,892	508,438
Long Only Commodity	75,213	30,079	—	107,713
Long/Short Commodity	1,703,437	243,105	1,569,879	1,327,950
Managed Futures Index	33,826	8,454	—	26,950

The following table summarizes fees payable to the Managing Owner as of December 31, 2008
Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee
Balanced	$16,398	$21,319	$1,857,583	$60,329
Winton	17,845	4,462	(64,844)	17,576
Campbell/Graham/Tiverton	25,665	5,334	488,067	23,635
Currency	2,260	2,039	—	1,235
Winton/Graham	12,020	2,204	76,168	5,634
Long Only Commodity	4,167	1,665	—	3,943
Long/Short Commodity	21,889	2,699	39,178	5,319
Managed Futures Index	5,102	1,276	—	1,597

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the 12 months ended December 31, 2008, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees was $3,708 for the Long Only Commodity Series and $3,528 for the Long/Short Commodity Series. For the twelve months ended December 31, 2008, amounts paid or owing the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $80,575 for the Balanced Series, $934 for the Currency Series, $26,063 for the Winton/Graham Series, $32,417 for the Campbell/Graham/Tiverton Series, $1,263 for the Managed Futures Index Series and $55,902 for the Winton Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham/Tiverton Series, Currency Series and Winton/Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. During the twelve months ended December 31, 2008, the Trust paid $8,268,510 of such interest income to the Managing Owner.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. For these services the Managing Owner paid The Bornhoft Group Corporation $1,259,529 in 2008.

Additionally, The Bornhoft Group Corporation provides office space to the Managing Owner, prorates office expenses, and advances certain direct expenses on behalf of the Managing Owner. Under this agreement, the Managing Owner reimbursed The Bornhoft Group Corporation $477,612 for these expenses in 2008.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $2,261,442 in 2008.

Equinox Distributors, Inc. a wholly owned subsidiary of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations. Its results are consolidated with the Managing Owner.

7. Financial Highlights

The following information presents the financial highlights of the Fund for the year ended December 31, 2008. This data has been derived from the information presented in the financial statements.

	Balanced				Winton
	Class 1	Class 1a	Class 2	Class 2a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2008	$101.46	$90.90	$112.00	$95.47	$113.83	$118.61
Net operating results:
Interest income	0.66	0.59	0.74	0.64	0.58	0.61
Expenses	(10.74)	(9.64)	(8.29)	(7.10)	(9.75)	(6.39)
Net gain/(loss) on investments, net of minority interests	33.79	30.23	37.99	32.29	25.76	27.21
Net income	23.71	21.19	30.44	25.83	16.58	21.43
Net asset value, December 31, 2008	$125.17	$112.09	$142.44	$121.30	$130.41	$140.04
Ratios to average net assets (3)
Net investment gain/(loss)	-9.01%	-9.01%	-6.00%	-6.00%	-7.46%	-4.45%
Expenses before incentive fees	4.25%	4.25%	1.24%	1.24%	5.17%	2.17%
Expenses after incentive fees	9.60%	9.60%	6.60%	6.60%	7.93%	4.92%
Total return before incentive fees (2)	26.70%	27.09%	30.22%	29.64%	14.47%	19.34%
Total return after incentive fees (2)	21.35%	21.73%	24.86%	24.29%	11.71%	16.58%

	Campbell/Graham/ Tiverton		Currency		Winton/Graham
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2008	$91.90	$100.20	$100.66	$111.00	$95.04	$104.37
Net operating results:
Interest income	0.50	0.54	0.93	1.03	0.45	0.53
Expenses	(10.78)	(8.52)	(5.27)	(2.48)	(9.94)	(7.80)
Net gain/(loss) on investments, net of minority interests	28.92	31.92	(0.12)	(0.25)	30.63	34.39
Net income/(loss)	18.64	23.94	(4.47)	(1.70)	21.14	27.12
Net asset value, December 31, 2008	$110.54	$124.14	$96.19	$109.30	$116.18	$131.49
Ratios to average net assets (3)
Net investment gain/(loss)	-10.45%	-7.43%	-4.30%	-1.29%	-8.86%	-5.87%
Expenses before incentive fees	6.39%	3.38%	5.21%	2.21%	5.57%	2.57%
Expenses after incentive fees	10.96%	7.94%	5.21%	2.21%	9.29%	6.29%
Total return before incentive fees (2)	23.65%	26.87%	-5.46%	-9.14%	21.42%	24.61%
Total return after incentive fees (2)	19.09%	22.31%	-5.46%	-9.14%	17.70%	20.89%

	Long Only Commodity		Long/Short Commodity		Managed Futures Index
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2008	$110.79	$115.04	$101.47	$107.19	$100.59	$104.42
Net operating results:
Interest income	2.13	2.04	1.91	2.03	2.09	2.21
Expenses	(4.27)	(1.91)	(10.47)	(7.75)	(4.76)	(2.64)
Net gain/(loss) on investments, net of minority interests	(38.33)	(40.71)	7.48	7.81	34.27	35.71
Net income/(loss)	(40.48)	(40.58)	(1.08)	2.09	31.59	35.28
Net asset value, December 31, 2008	$70.31	$74.46	$100.39	$109.28	$132.18	$139.70
Ratios to average net assets (3)
Net investment gain/(loss)	-1.89%	0.12%	-8.07%	-5.06%	-2.36%	-0.36%
Expenses before incentive fees	3.75%	1.75%	6.80%	3.80%	4.20%	2.20%
Expenses after incentive fees	3.75%	1.75%	9.87%	6.86%	4.20%	2.20%
Total return before incentive fees (2)	-40.10%	-85.29%	-1.40%	-2.11%	32.74%	39.54%
Total return after incentive fees (2)	-40.10%	-85.29%	-4.46%	-5.17%	32.74%	39.54%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

The following information presents the financial highlights of the Fund for the year ended December 31, 2007. This data has been derived from information presented in the financial statements.

	Balanced				Winton
	Class 1	Class 1a	Class 2	Class 2a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2007	$106.66	$95.97	$114.24	$97.88	$105.65	$106.81
Net operating results:
Interest income	2.52	2.26	2.74	2.34	2.64	2.70
Expenses	(7.83)	(7.02)	(5.13)	(4.38)	(9.03)	(5.95)
Net gain/(loss) on investments, net of minority interests	0.11	(0.32)	0.14	(0.37)	14.58	15.06
Net income/(loss)	(5.20)	(5.07)	(2.24)	(2.41)	8.18	11.80
Net asset value, December 31, 2007	$101.46	$90.90	$112.00	$95.47	$113.83	$118.61
Ratios to average net assets (3)
Net investment gain/(loss)	-6.87%	-6.87%	-2.84%	-2.84%	-7.94%	-3.95%
Expenses before incentive fees	5.53%	5.53%	1.49%	1.49%	7.22%	3.23%
Expenses after incentive fees	10.14%	10.14%	6.11%	6.11%	11.21%	7.22%
Total return before incentive fees (2)	-1.79%	-1.55%	1.04%	1.28%	18.06%	23.26%
Total return after incentive fees (2)	-5.24%	-5.00%	-2.41%	-2.17%	15.07%	20.28%

	Campbell/Graham/Tiverton		Currency		Winton/Graham
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2007	$96.27	$101.86	$101.16	$108.23	$84.70	$90.25
Net operating results:
Interest income	2.58	2.76	4.81	5.25	2.48	2.51
Expenses	(7.27)	(4.71)	(5.33)	(2.44)	(7.77)	(5.23)
Net gain/(loss) on investments, net of minority interests	0.32	0.29	0.02	(0.04)	15.63	16.84
Net income/(loss)	(4.37)	(1.66)	(0.50)	2.77	10.34	14.12
Net asset value, December 31, 2007	$91.90	$100.20	$100.66	$111.00	$95.04	$104.37
Ratios to average net assets (3)
Net investment gain/(loss)	-6.60%	-2.57%	-0.68%	3.35%	-7.96%	-4.02%
Expenses before incentive fees	7.92%	3.90%	6.93%	2.91%	8.61%	4.68%
Expenses after incentive fees	10.23%	6.21%	6.93%	2.91%	11.68%	7.75%
Total return before incentive fees (2)	-2.80%	2.56%	-1.40%	0.75%	12.78%	17.82%
Total return after incentive fees (2)	-4.52%	0.84%	-1.40%	0.75%	10.48%	15.52%

	Long Only Commodity		Long/Short Commodity		Managed Futures Index
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2007	$95.45	$97.13	$100.42	$102.93	$96.75	$98.43
Net operating results:
Interest income	10.95	11.42	3.53	3.68	22.39	23.57
Expenses	(7.16)	(5.40)	(9.38)	(6.65)	(16.67)	(15.52)
Net gain/(loss) on investments, net of minority interests	11.56	11.89	6.89	7.22	(1.87)	(2.06)
Net income	15.34	17.91	1.05	4.26	3.84	5.99
Net asset value, December 31, 2007	$110.79	$115.04	$101.47	$107.19	$100.59	$104.42
Ratios to average net assets (3)
Net investment gain/(loss)	5.11%	7.79%	-7.82%	-3.80%	7.94%	10.63%
Expenses before incentive fees	9.67%	6.98%	9.27%	5.25%	23.17%	20.49%
Expenses after incentive fees	9.67%	6.98%	12.54%	8.53%	23.17%	20.49%
Total return before incentive fees (2)	15.62%	18.55%	3.53%	7.15%	5.38%	11.13%
Total return after incentive fees (2)	15.62%	18.55%	1.08%	4.70%	5.38%	11.13%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized
(4)	The Dunn Series ceased trading operation on October 12, 2007

The following information presents the financial highlights of the Fund for the year ended December 31, 2006. This data has been derived from information presented in the financial statements.

	Balanced			Winton
	Class 1	Class 1a	Class 2	Class 2a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2006	$104.58	$100.00	$108.73	$100.00	$100.00	$100.00
Net operating results:
Interest income	2.09	0.84	2.16	1.98	3.45	2.33
Expenses	(5.64)	(3.32)	(2.59)	(2.38)	(10.51)	(5.70)
Net gain/(loss) on investments, net of minority interests	5.63	(1.55)	5.94	(1.72)	12.71	10.18
Net income/(loss)	2.08	(4.03)	5.51	(2.12)	5.65	6.81
Net asset value, December 31, 2006	$106.66	$95.97	$114.24	$97.88	$105.65	$106.81
Ratios to average net assets
Net investment gain/(loss)	-3.38%	-2.44%	-0.41%	0.87%	-6.36%	-4.52%
Expenses before incentive fees	3.73%	3.89%	0.76%	0.58%	3.30%	1.47%
Expenses after incentive fees	5.35%	4.65%	2.38%	1.34%	9.48%	7.65%
Total return before incentive fees (2)	4.14%	0.28%	7.29%	0.92%	17.28%	27.87%
Total return after incentive fees (2)	2.02%	0.00%	5.11%	0.70%	16.84%	23.33%

	Campbell/Graham/Tiverton		Currency		Winton/Graham
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2006	$94.30	$96.83	$97.66	$101.42	$82.90	$85.73
Net operating results:
Interest income	2.40	2.61	2.28	2.79	2.21	2.31
Expenses	(6.06)	(3.57)	(4.17)	(1.56)	(5.09)	(2.73)
Net gain/(loss) on investments, net of minority interests	5.63	5.99	5.39	5.58	4.68	4.94
Net income	1.97	5.03	3.50	6.81	1.80	4.52
Net asset value, December 31, 2006	$96.27	$101.86	$101.16	$108.23	$84.70	$90.25
Ratios to average net assets
Net investment gain/(loss)	-3.92%	-0.95%	-1.82%	1.15%	-3.44%	-0.47%
Expenses before incentive fees	5.86%	2.88%	4.30%	1.34%	6.08%	3.11%
Expenses after incentive fees	6.52%	3.54%	4.43%	1.46%	6.08%	3.11%
Total return before incentive fees (2)	3.10%	2.53%	5.30%	6.94%	2.32%	2.67%
Total return after incentive fees (2)	2.10%	2.01%	5.17%	6.72%	2.32%	2.67%

	Long Only Commodity		Long/Short Commodity		Managed Futures Index
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2006	$100.00	$100.00	$100.00	$100.00	$100.00	$100.00
Net operating results:
Interest income	3.66	3.83	3.65	3.70	3.56	3.65
Expenses	(3.63)	(1.77)	(7.38)	(4.61)	(4.08)	(2.24)
Net gain/(loss) on investments, net of minority interests	(4.58)	(4.93)	4.15	3.84	(2.73)	(2.98)
Net income/(loss)	(4.55)	(2.87)	0.42	2.93	(3.25)	(1.57)
Net asset value, December 31, 2006	$95.45	$97.13	$100.42	$102.93	$96.75	$98.43
Ratios to average net assets
Net investment gain/(loss)	0.03%	1.98%	-3.80%	-0.90%	-0.54%	1.42%
Expenses before incentive fees	3.64%	1.69%	6.21%	3.32%	4.23%	2.27%
Expenses after incentive fees	3.64%	1.69%	7.51%	4.61%	4.23%	2.27%
Total return before incentive fees (2)	-4.51%	-2.66%	-1.65%	1.90%	-7.46%	-1.70%
Total return after incentive fees (2)	-4.51%	-2.66%	-2.43%	-0.74%	-7.46%	-1.70%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

8. Trading Activities and Related Risks

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

The unrealized gain (loss) on open futures contracts, options and forwards is comprised of the following:

	Futures Contracts, Options and Forwards
	2008	2007	2006
Gross Unrealized Gains	$88,343,756	$23,009,450	$27,229,898
Gross Unrealized (Losses)	(52,380,814)	(34,220,728)	(13,517,509)

Net Unrealized Gain (Loss)	$35,962,942	($11,211,278)	$13,712,389

The Managing Owner has established procedures to actively monitor and minimize market and credit risks. The Limited Owners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

9. Indemnifications

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

10. Subsequent Events

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Frontier Fund,

as sole member of the Trading Companies

We have audited each of the accompanying statements of financial condition, including the condensed schedule of investments, of Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company III LLC, Frontier Trading Company IV LLC, Frontier Trading Company V LLC, Frontier Trading Company VI LLC, Frontier Trading Company VII, LLC, Frontier Trading Company VIII, LLC, and Frontier Trading Company IX, LLC (collectively, the “Trading Companies”) as of December 31, 2008 and 2007, and the related statements of operations and changes in members’ equity for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the management of the Frontier Fund. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, each of the financial statements referred to above present fairly, in all material respects, the financial position of Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company III LLC, Frontier Trading Company IV LLC, Frontier Trading Company V LLC, Frontier Trading Company VI LLC, Frontier Trading Company VII, LLC, Frontier Trading Company VIII, LLC, and Frontier Trading Company IX, LLC as of December 31, 2008 and 2007, and the results of their operations and changes in members’ equity for each of the three years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Denver, Colorado

March 23, 2009

The Trading Companies of the Frontier Fund

Statements of Financial Condition

December 31, 2008 and 2007

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company III LLC
	12/31/2008	12/31/2007	12/31/2008	12/31/2007	12/31/2008	12/31/2007
ASSETS
Receivable from futures commission merchants	28,949,317	25,861,525	9,653,595	9,924,146	670,927	1,539,788
Open trade equity	22,836,227	461,880	2,158,369	970,867	12,810	34,703
Swap contracts	53,072,356	32,329,392	—	—	9,122,121	822,068

Total Assets	$104,857,900	$58,652,797	$11,811,964	$10,895,013	$9,805,858	$2,396,559

MEMBERS’ EQUITY
MEMBERS’ EQUITY	104,857,900	58,652,797	11,811,964	10,895,013	9,805,858	2,396,559

Total Members’ Equity	$104,857,900	$58,652,797	$11,811,964	$10,895,013	$9,805,858	$2,396,559

	Frontier Trading Company V LLC		Frontier Trading Company VI LLC		Frontier Trading Company VII, LLC
	12/31/2008	12/31/2007	12/31/2008	12/31/2007	12/31/2008	12/31/2007
ASSETS

Receivable from futures commission merchants	5,221,709	12,761,730	6,271,352	13,863,217	—	21,539,642
Open trade equity	—	—	109,880	—	10,753,763	—
Swap contracts	—	—	—	14,912,063	—	—

Total Assets	$5,221,709	$12,761,730	$6,381,232	$28,775,280	$10,753,763	$21,539,642

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$1,508,493	$—
Open trade deficit	111,526	96,656	—	1,481,122	—	11,151,267

Total Liabilities	111,526	96,656	—	1,481,122	1,508,493	11,151,267

MEMBERS’ EQUITY	5,110,183	12,665,074	6,381,232	27,294,158	9,245,270	10,388,375

Total Liabilities and Members’ Equity	$5,221,709	$12,761,730	$6,381,232	$28,775,280	$10,753,763	$21,539,642

	Frontier Trading Company VIII, LLC		Frontier Trading Company IX, LLC
	12/31/2008	12/31/2007	12/31/2008	12/31/2007
ASSETS
Receivable from futures commission merchants	—	—	1,794,715	2,576,122
Open trade equity	—	—	203,419	50,316
Swap contracts	836,554	768,028	—	—

Total Assets	$836,554	$768,028	$1,998,134	$2,626,438

MEMBERS’ EQUITY
MEMBERS’ EQUITY	836,554	768,028	1,998,134	2,626,438

Total Liabilities and Members’ Equity	$836,554	$768,028	$1,998,134	$2,626,438

The accompanying notes are an integral part of these statements.

The Trading Companies of the Frontier Fund

Condensed Schedule of Investments

December 31, 2008

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company III LLC		Frontier Trading Company V LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS*
Various base metals futures contracts (US)	$(12,284,337)	-11.72%	$(61,704)	-0.52%	$—	0.00%	$(16,604)	-0.31%
Various currency futures contracts (US)	711,287	0.68%	706,944	5.97%	—	0.00%	16,123	0.30%
Various currency futures contracts (Canada)	6,889	0.01%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	40,525	0.04%	8,268	0.07%	—	0.00%	1,315	0.03%
Various currency futures contracts (Far East)	12,768	0.01%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	(742,136)	-0.71%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	(148,731)	-0.14%	595,492	5.04%	—	0.00%	(80,680)	-1.58%
Various interest rates futures contracts (Canada)	22,811	0.02%	57,298	0.49%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	216,792	0.21%	1,120,595	9.49%	—	0.00%	152,684	2.99%
Various interest rates futures contracts (Far East)	41,496	0.04%	210,136	1.78%	—	0.00%	38,094	0.75%
Various precious metals futures contracts (US)	757,370	0.72%	—	0.00%	—	0.00%	3,340	0.06%
Various soft futures contracts (US)	1,449,530	1.38%	8,930	0.08%	—	0.00%	290	0.01%
Various soft futures contracts (Europe)	155,590	0.15%	51,098	0.43%	—	0.00%	2,660	0.05%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	119,055	0.11%	935	0.01%	—	0.00%	2,274	0.04%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	22,204	0.02%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	130,840	0.12%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$(9,488,047)	-9.05%	$2,697,992	22.84%	$—	0.00%	$119,496	2.34%

LONG OPTIONS *	$19,791,432	18.87%	$—	0.00%	$—	0.00%	$—	0.00%

LONG CURRENCY FORWARDS*	$(263,822)	-0.25%	$—	0.00%	$(53,532)	-0.55%	$148,701	2.91%

SHORT FUTURES CONTRACTS*
Various base metals futures contracts (US)	$15,995,032	15.25%	$501,985	4.25%	$—	0.00%	$41,676	0.81%
Various currency futures contracts (US)	117,866	0.11%	(456,100)	-3.86%	—	0.00%	625	0.01%
Various currency futures contracts (Canada)	(9,283)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	37,430	0.04%	—	0.00%	—	0.00%	(5,097)	-0.10%
Various currency futures contracts (Far East)	(36,957)	-0.04%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	844,015	0.80%	109,090	0.92%	—	0.00%	(7,363)	-0.14%
Various interest rates futures contracts (US)	(340,369)	-0.32%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(26,077)	-0.02%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	(8,694)	-0.01%	(3,652)	-0.03%	—	0.00%	(1,075)	-0.02%
Various precious metals futures contracts (US)	(172,610)	-0.16%	(11,840)	-0.10%	—	0.00%	(4,930)	-0.10%
Various soft futures contracts (US)	(871,584)	-0.82%	(628,657)	-5.32%	—	0.00%	(83,229)	-1.63%
Various soft futures contracts (Canada)	—	0.00%	(1,171)	-0.01%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	(56,202)	-0.05%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	(2,748)	0.00%	(22,255)	-0.19%	—	0.00%	(290)	-0.01%
Various stock index futures contracts (Canada)	—	0.00%	(4,154)	-0.04%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(11,011)	-0.01%	(22,869)	-0.19%	—	0.00%	(5,296)	-0.10%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	(4,798)	-0.09%

Total Short Futures Contracts	$15,458,808	14.74%	$(539,623)	-4.57%	$—	0.00%	$(69,777)	-1.37%

SHORT OPTIONS *	$(3,378,636)	-3.22%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT CURRENCY FORWARDS*	$716,492	0.69%	$—	0.00%	$66,342	0.68%	$(309,946)	-6.07%

Total Open Trade Equity	$22,836,227	21.78%	$2,158,369	18.27%	$12,810	0.13%	$(111,526)	-2.19%

SWAPS (1)	$53,072,356	50.61%	$—	0.00%	$9,122,121	93.03%	$—	0.00%

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these statements.

	Frontier Trading Company VI LLC		Frontier Trading Company VII, LLC		Frontier Trading Company VIII, LLC		Frontier Trading Company IX, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS
Various base metals futures contracts (US)	$6,568	0.10%	$99,628	1.08%	$—	0.00%	$(17,822)	-0.89%
Silver @ Comex Settling 5/1/2009 (Number of Contracts: 647)	—	0.00%	(2,997,465)	-32.42%	—	0.00%	—	0.00%
Silver @ Comex Settling 7/1/2009 (Number of Contracts: 1,096)	—	0.00%	3,008,100	32.54%	—	0.00%	—	0.00%
Silver @ Comex Settling 12/1/2009 (Number of Contracts: 736)	—	0.00%	2,138,080	23.13%	—	0.00%	—	0.00%
Various currency futures contracts (US)	—	0.00%	166,320	1.80%	—	0.00%	18,700	0.94%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	(2,396)	-0.04%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	(1,158)	-0.06%
Various energy futures contracts (US)	—	0.00%	(522,392)	-5.65%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	(88,266)	-1.37%	(391)	0.00%	—	0.00%	92,156	4.62%
Various interest rates futures contracts (Canada)	2,491	0.04%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	115,648	1.81%	—	0.00%	—	0.00%	68,137	3.41%
Various interest rates futures contracts (Far East)	147,684	2.32%	—	0.00%	—	0.00%	25,269	1.26%
Various precious metals futures contracts (US)	3,250	0.05%	342,510	3.70%	—	0.00%	—	0.00%
Various soft futures contracts (US)	—	0.00%	(2,558,068)	-27.67%	—	0.00%	675	0.03%
Sugar #11 Settling 7/1/2009 (Number of Contracts 459)	—	0.00%	1,403,438	15.17%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	(35)	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	100,873	1.09%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	376	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	13,693	0.21%	—	0.00%	—	0.00%	(1,001)	-0.05%
Various stock index futures contracts (Far East)	2,168	0.03%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$200,840	3.15%	$1,180,974	12.77%	$—	0.00%	$184,956	9.26%

LONG OPTIONS*	$—	0.00%	$285,120	3.08%	$—	0.00%	$—	0.00%

LONG CURRENCY FORWARDS*	$424,574	6.65%	$—	0.00%	$—	0.00%	$92,907	4.65%

SHORT FUTURES CONTRACTS
Various base metals futures contracts (US)	(34,197)	-0.54%	$(2,475,835)	-26.78%	$—	0.00%	$18,041	0.90%
Silver @ Comex Settling 3/1/2009 (Number of Contracts: 2,102)	—	0.00%	10,812,460	116.95%	—	0.00%
Silver @ Comex Settling 9/1/2009 (Number of Contracts: 356)	—	0.00%	1,034,180	11.19%	—	0.00%
Various currency futures contracts (US)	(100)	0.00%	(29,640)	-0.32%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	(13,490)	-0.21%	(1,329,703)	-14.38%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	(234)	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	(2,139)	-0.03%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	(50,137)	-0.79%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	—	0.00%	(148,204)	-1.60%	—	0.00%	30,377	1.52%
Coffee @ CSCE Settling 3/1/2009 (Number of Contracts: 1,111)	—	0.00%	1,902,375	20.57%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	(27,338)	-0.43%	(12,545)	-0.14%	—	0.00%	4,360	0.22%
Various stock index futures contracts (Europe)	(10,846)	-0.17%	—	0.00%	—	0.00%	(2,446)	-0.12%
Various stock index futures contracts (Far East)	(18,424)	-0.29%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$(156,670)	-2.46%	$9,752,854	105.49%	$—	0.00%	$50,332	2.52%

SHORT OPTIONS*	$—	0.00%	$(465,185)	-5.02%	$—	0.00%	$—	0.00%

SHORT CURRENCY FORWARDS*	$(358,864)	-5.62%	$—	0.00%	$—	0.00%	$(124,776)	-6.23%

Total Open Trade Equity	$109,880	1.72%	$10,753,763	116.32%	$—	0.00%	$203,419	10.18%

SWAPS (1)	$—	0.00%	$—	0.00%	$836,554	100.00%	$—	0.00%

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these statements.

The Trading Companies of the Frontier Fund

Condensed Schedule of Investments

December 31, 2007

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company III LLC		Frontier Trading Company V LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS
Various base metals futures contracts (US)	$(296,085)	-0.50%	$(750,925)	-6.89%	$—	0.00%	$(46,995)	-0.37%
Various currency futures contracts (US)	(1,881)	0.00%	(170,950)	-1.57%	—	0.00%	5,213	0.04%
Various currency futures contracts (Canada)	16,808	0.03%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	76,877	0.13%	43,498	0.40%	—	0.00%	(8,656)	-0.07%
Various currency futures contracts (Far East)	7,187	0.01%	17,336	0.16%	—	0.00%	—	0.00%
Various energy futures contracts (US)	339,042	0.58%	436,155	4.00%	—	0.00%	23,239	0.18%
Various interest rates futures contracts (US)	33,680	0.06%	(53,497)	-0.49%	—	0.00%	1,922	0.02%
Various interest rates futures contracts (Canada)	(4,235)	-0.01%	(4,610)	-0.04%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	1,772	0.00%	(12,044)	-0.11%	—	0.00%	4,554	0.04%
Various interest rates futures contracts (Far East)	(117,265)	-0.20%	132,985	1.22%	—	0.00%	39,259	0.31%
Various precious metals futures contracts (US)	84,180	0.14%	380,950	3.50%	—	0.00%	440	0.00%
Various soft futures contracts (US)	1,299,271	2.22%	755,306	6.93%	—	0.00%	(1,859)	-0.01%
Various soft futures contracts (Europe)	(1,792)	0.00%	(856)	-0.01%	—	0.00%	(3,802)	-0.03%
Various soft futures contracts (Canada)	—	0.00%	2,547	0.02%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	232,252	0.40%	(102,551)	-0.94%	—	0.00%	(2,020)	-0.02%
Various stock index futures contracts (Canada)	89,362	0.15%	15,879	0.15%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	108,920	0.17%	100,550	0.92%	—	0.00%	(6,130)	-0.05%
Various stock index futures contracts (Far East)	5,117	0.01%	(4,309)	-0.04%	—	0.00%	(988)	-0.01%

Total Long Futures Contracts	1,873,210	3.19%	785,464	7.21%	—	0.00%	4,177	0.03%

LONG CURRENCY FORWARDS	0	0.00%	—	0.00%	120	0.01%	107,869	0.85%

LONG SWAPS / OPTIONS	32,329,392	55.12%	—	0.00%	822,068	34.30%	—	0.00%

SHORT FUTURES CONTRACTS
Various base metals futures contracts (US)	138,659	0.24%	415,456	3.81%	—	0.00%	95,072	0.75%
Various currency futures contracts (US)	(1,028,111)	-1.75%	(26,538)	-0.24%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	44,459	0.08%	6,522	0.06%	—	0.00%	(3,312)	-0.03%
Various currency futures contracts (Far East)	(679)	0.00%	(11,329)	-0.10%	—	0.00%	—	0.00%
Various energy futures contracts (US)	(120,010)	-0.20%	(60,210)	-0.55%	—	0.00%	(28,300)	-0.22%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(6,547)	-0.05%
Various interest rates futures contracts (Canada)	—	0.00%	(1,672)	-0.02%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	478,146	0.82%	(18,832)	-0.17%	—	0.00%	(9,568)	-0.08%
Various interest rates futures contracts (Far East)	29,196	0.05%	2,298	0.02%	—	0.00%	(1,029)	-0.01%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	(299,754)	-0.51%	(120,292)	-1.10%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	(692,455)	-1.18%	—	0.00%	—	0.00%	7,815	0.06%
Various stock index futures contracts (Europe)	34,204	0.06%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	5,015	0.01%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	(1,411,330)	-2.38%	185,403	1.71%	—	0.00%	54,131	0.42%

SHORT CURRENCY FORWARDS	0	0.00%	—	0.00%	34,583	1.44%	(262,833)	-2.07%

Total Open Trade Equity	$32,791,272	55.93%	$970,867	8.92%	$856,771	35.75%	$(96,656)	-0.77%

No individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

	Frontier Trading Company VI LLC		Frontier Trading Company VII, LLC		Frontier Trading Company VIII, LLC		Frontier Trading Company IX, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS
Various base metals futures contracts (US)	$(12,033)	-0.04%	$78,655	0.76%	$—	0.00%	$(306,507)	-11.67%
Various currency futures contracts (US)	136,888	0.50%	(29,520)	-0.28%	—	0.00%	12,763	0.49%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	(32,615)	-0.12%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	250,679	0.92%	2,390,287	23.01%	—	0.00%	30,475	1.16%
Various interest rates futures contracts (US)	37,546	0.14%	52,718	0.51%	—	0.00%	1,594	0.06%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	99,151	0.36%	—	0.00%	—	0.00%	34,980	1.33%
Various interest rates futures contracts (Far East)	42	0.00%	—	0.00%	—	0.00%	(2,193)	-0.08%
Various precious metals futures contracts (US)	109,030	0.40%	68,860	0.66%	—	0.00%	36,290	1.38%
Various soft futures contracts (US)	—	0.00%	2,321,450	22.34%	—	0.00%	70,876	2.70%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%		0.00%	—	0.00%
Various stock index futures contracts (US)	(80,963)	-0.30%	(61,188)	-0.59%	—	0.00%	(13,152)	-0.50%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%		0.00%	—	0.00%
Various stock index futures contracts (Europe)	420,866	1.54%	—	0.00%	—	0.00%	(3,100)	-0.12%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	928,591	3.40%	4,821,262	46.41%	—	0.00%	(137,974)	-5.25%

LONG CURRENCY FORWARDS	(2,073,646)	-7.60%	—	0.00%	—	0.00%	4,162	0.16%

LONG SWAPS / OPTIONS	14,912,063	54.63%	—	0.00%	768,028	100.00%	—	0.00%

SHORT FUTURES CONTRACTS
Various base metals futures contracts (US)	12,514	0.05%	(2,648,030)	-25.49%	—	0.00%	194,993	7.42%
Various currency futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	(188,998)	-0.69%	(7,884,832)	-75.90%	—	0.00%	(3,870)	-0.15%
Various interest rates futures contracts (US)	(2,109)	-0.01%	4,219	0.04%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	(33,370)	-0.12%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(58,471)	-0.21%	—	0.00%	—	0.00%	(5,388)	-0.21%
Various interest rates futures contracts (Far East)	84,194	0.31%	—	0.00%	—	0.00%	(5,182)	-0.20%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	—	0.00%	(5,344,761)	-51.45%	—	0.00%	13,870	0.53%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	(77,695)	-0.28%	(99,125)	-0.95%	—	0.00%	(4,810)	-0.18%
Various stock index futures contracts (Europe)	(34,838)	-0.13%	—	0.00%	—	0.00%	(2,412)	-0.09%
Various stock index futures contracts (Far East)	35,767	0.13%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	(263,006)	-0.95%	(15,972,529)	-153.75%	—	0.00%	187,201	7.12%

SHORT CURRENCY FORWARDS	(73,061)	-0.26%	—	0.00%	—	0.00%	(3,073)	-0.12%

Total Open Trade Equity	$13,430,941	49.22%	$(11,151,267)	-107.34%	$768,028	100.00%	$50,316	1.91%

No individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these statements.

The Trading Companies of the Frontier Fund

Statements of Operations

For The Years Ended December 31, 2008, 2007 and 2006

	Frontier Trading Company I LLC			Frontier Trading Company II LLC			Frontier Trading Company III LLC
	12/31/2008	12/31/2007	12/31/2006	12/31/2008	12/31/2007	12/31/2006	12/31/2008	12/31/2007	12/31/2006
Investment Income:
Interest-net	$601,820	$1,000,475	$399,825	$329,722	$434,402	$213,384	$45,295	$132,464	$98,990

Total Income	601,820	1,000,475	399,825	329,722	434,402	213,384	45,295	132,464	98,990

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and currencies	13,956,522	(621,375)	3,400,339	19,921,443	17,879,093	8,755,911	234,616	(8,104)	27,040
Net realized gain/(loss) on option / swap contracts	—	—	—	—	—	—	1,047,794	135,100	900,226
Net change in open trade equity	29,141,961	2,928,523	151,686	1,187,477	(452,160)	(2,090,380)	780	(28,482)	14,008
Net unrealized gain/(loss) on option / swap contracts	20,742,953	(899,872)	—	—	—	—	(2,877,879)	—	—
Trading commissions	(1,144,572)	(2,155,318)	(722,652)	(174,481)	(387,285)	(282,438)	—	—	—

Net gain/(loss) on investments	62,696,864	(748,042)	2,829,373	20,934,439	17,039,648	6,383,093	(1,594,689)	98,514	941,274

NET INCREASE IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$63,298,684	$252,433	$3,229,198	$21,264,161	$17,474,050	$6,596,477	$(1,549,394)	$230,978	$1,040,264

	Frontier Trading Company V LLC			Frontier Trading Company VI LLC			Frontier Trading Company VII, LLC (1)
	12/31/2008	12/31/2007	12/31/2006	12/31/2008	12/31/2007	12/31/2006	12/31/2008	12/31/2007	12/31/2006
Investment Income:
Interest-net	$278,151	$653,524	$345,944	$344,098	$813,618	$487,539	$213,312	$135,889	$118,855

Total Income	278,151	653,524	345,944	344,098	813,618	487,539	213,312	135,889	118,855

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and currencies	(16,480,431)	7,697,156	485,089	2,913,449	(5,247,587)	(2,247,370)	(18,291,792)	15,057,205	664,214
Net realized gain/(loss) on option / swap contracts	—	—	—	361,511	1,674,698	—	—	—	—
Net change in open trade equity	30,023,621	(1,673,135)	1,479,234	1,591,022	(6,352,783)	6,111,319	31,013,453	(14,220,168)	438,221
Net unrealized gain/(loss) on option / swap contracts	—	—	—	—	(3,394,571)	1,603,390	—	—	—
Trading commissions	(145,539)	(192,697)	(284,699)	(105,639)	(225,237)	(143,084)	(1,075,687)	(1,070,911)	(195,424)

Net gain/(loss) on investments	13,397,651	5,831,324	1,679,624	4,760,343	(13,545,480)	5,324,255	11,645,974	(233,874)	907,011

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$13,675,802	$6,484,848	$2,025,568	$5,104,441	$(12,731,862)	$5,811,794	$11,859,286	$(97,985)	$1,025,866

	Frontier Trading Company VIII, LLC (1)			Frontier Trading Company IX, LLC (1)
	12/31/2008	12/31/2007	12/31/2006	12/31/2008	12/31/2007	12/31/2006
Investment Income:
Interest-net	$17,439	$88,729	$34,500	$63,692	$92,235	$49,412

Total Income	17,439	88,729	34,500	63,692	92,235	49,412

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and currencies	—	—	—	3,766,733	1,001,958	(681,466)
Net realized gain/(loss) on option/swap contracts	(2,684,087)	1,729,289	(643,705)	—	—	—
Net change in open trade equity	—	—	—	153,103	(378,687)	429,002
Trading commissions	—	—	—	(29,020)	(59,696)	(34,148)

Net gain/(loss) on investments	(2,684,087)	1,729,289	(643,705)	3,890,816	563,575	(286,612)

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$(2,666,648)	$1,818,018	$(609,205)	$3,954,508	$655,810	$(237,200)

(1)	Trading Companies VII, VIII and IX commenced trading operations on February 24, 2006.

The accompanying notes are an integral part of these statements.

The Trading Companies of the Frontier Fund

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2008, 2007 and 2006

	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company III LLC
Members’ Equity, January 1, 2006	$10,125,362	$7,132,409	$894,640
Capital Contributed	20,120,000	8,530,961	2,093,478
Capital Distributed	(15,432,927)	(13,818,775)	(1,015,856)
Net Increase in Members’ Equity Resulting From Operations	3,229,198	6,596,477	1,040,264

Members’ Equity, December 31, 2006	$18,041,633	$8,441,072	$3,012,526

Capital Contributed	102,070,000	6,550,000	1,138,420
Capital Distributed	(61,711,269)	(21,570,109)	(1,985,365)
Net Increase in Members’ Equity Resulting From Operations	252,433	17,474,050	230,978

Members’ Equity, December 31, 2007	$58,652,797	$10,895,013	$2,396,559

Capital Contributed	30,500,000	21,120,000	12,588,268
Capital Distributed	(47,593,581)	(41,467,210)	(3,629,575)
Net Increase in Members’ Equity Resulting From Operations	63,298,684	21,264,161	(1,549,394)

Members’ Equity, December 31, 2008	$104,857,900	$11,811,964	$9,805,858

	Frontier Trading Company V LLC	Frontier Trading Company VI LLC	Frontier Trading Company VII, LLC (1)
Members’ Equity, January 1, 2006	$5,116,543	$6,855,771	$—
Capital Contributed	14,940,000	50,350,000	8,080,000
Capital Distributed	(6,567,734)	(7,148,520)	(4,339,742)
Net Increase/(Decrease) in Members’ Equity Resulting From Operations	2,025,568	5,811,794	1,025,866

Members’ Equity, December 31, 2006	$15,514,377	$55,869,045	$4,766,124

Capital Contributed	3,350,000	20,501,800	14,750,000
Capital Distributed	(12,684,151)	(36,344,826)	(9,029,764)
Net Increase/(Decrease) in Members’ Equity Resulting From Operations	6,484,848	(12,731,861)	(97,985)

Members’ Equity, December 31, 2007	$12,665,074	$27,294,158	$10,388,375

Capital Contributed	4,200,000	6,163,032	11,350,000
Capital Distributed	(25,430,693)	(32,180,399)	(24,352,391)
Net Increase/(Decrease) in Members’ Equity Resulting From Operations	13,675,802	5,104,441	11,859,286

Members’ Equity, December 31, 2008	$5,110,183	$6,381,232	$9,245,270

	Frontier Trading Company VIII, LLC (1)	Frontier Trading Company IX, LLC (1)
Members’ Equity, January 1, 2006	$—	$—
Capital Contributed	5,222,261	2,550,000
Capital Distributed	(3,806,583)	(153,937)
Net Increase/(Decrease) in Members’ Equity Resulting From Operations	(609,205)	(237,200)

Members’ Equity, December 31, 2006	$806,473	$2,158,863

Capital Contributed	7,584,341	100,000
Capital Distributed	(9,440,804)	(288,235)
Net Increase/(Decrease) in Members’ Equity Resulting From Operations	1,818,018	655,810

Members’ Equity, December 31, 2007	$768,028	$2,626,438

Capital Contributed	10,286,986	800,000
Capital Distributed	(7,551,812)	(5,382,812)
Net Increase/(Decrease) in Members’ Equity Resulting From Operations	(2,666,648)	3,954,508

Members’ Equity, December 31, 2008	$836,554	$1,998,134

(1)	Trading Companies VII, VIII and IX commenced trading operations on February 24, 2006.

The accompanying notes are an integral part of these statements.

The Frontier Fund Trading Companies

Notes to Financial Statements

As of December 31, 2008, and December 31, 2007

1. Organization and Purpose

These financial statements and related notes pertain to the following companies: Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company III LLC, Frontier Trading Company IV LLC, Frontier Trading Company V LLC, Frontier Trading Company VI LLC, Frontier Trading Company VII, LLC, Frontier Trading Company VIII, LLC and Frontier Trading Company IX, LLC (the “Trading Companies”).

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

Each Trading Company authorizes certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized for the purpose of investing in securities and derivative instruments, and have no operating income or expenses, except for trading income and expenses. Trading Companies in which a Series has a majority equity interest are consolidated by such Series. Equity interest is defined as Trading Level, which is the aggregate amount of predetermined investment levels which all Trading Advisors in the Trading Company have been authorized to trade, plus the accumulated profit or loss in the accounts. Investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method and are carried in the statement of financial condition of such Series at fair value. Fair value represents the investment in the Trading Company and the proportionate share of the Trading Company’s income or loss.

The following table details the percentage equity interest of each Series in each Trading Company as of December 31, 2008 and December 31, 2007.

The Frontier Fund

Equity Percentage Control of Trading Companies by Series

December 31, 2008

	Trading Company
Series	I	II	III	V	VI	VII	VIII	IX
Balanced	88.82%	26.22%			57.03%	17.05%		66.27%
Winton		60.31%
Currency			100.00%
Winton/Graham		13.47%		41.64%
Campbell/Graham/Tiverton	11.18%			58.36%	42.97%
Long/Only Commodity							100.00%
Long/Short Commodity						82.95%
Managed Futures Index								33.73%

	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%

The Frontier Fund

Equity Percentage Control of Trading Companies by Series

December 31, 2007

	Trading Company
Series	I	II	III	V	VI	VII	VIII	IX
Balanced	100.00%	54.03%			68.76%	25.15%		93.72%
Winton		45.97%
Currency			100.00%
Dunn
Winton/Graham				18.81%
Campbell/Graham/Tiverton				81.19%	31.24%
Long/Only Commodity							100.00%
Long/Short Commodity						74.85%
Managed Futures Index								6.28%

	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%

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

2. Significant Accounting Policies

The following are the significant accounting policies of the Trading Companies.

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

Cash held at Futures Commission Merchants—the Trading Companies deposit assets with a broker subject to CFTC Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. The Trading Companies earn interest income on its assets deposited with the broker.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Trading Companies to make estimates and assumptions that affect amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition—Futures, options on futures, and forward contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the Statement of Operations as a Net change in open trade equity, as there exists a right of offset of unrealized gains or losses in accordance with the Financial Accounting Standards Board Interpretation No. 39—”Offsetting of Amounts Related to Certain Contracts.” Any change in net unrealized gain or loss from the preceding period is reported in the Statement of Operations. Market value of exchange-traded contracts is based upon exchange settlement prices. Market value of non-exchange-traded contracts is based on third party quoted dealer values on the interbank market.

Distribution of Earnings— Each Trading Company distributes all of its daily trading profits or losses to the Series in proportion to each Series’ ownership interest in the Trading Company, adjusted on a daily basis. As of December 31, 2008, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

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

Investments and Swaps—The Trading Companies records investment transactions on trade date and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of realized and unrealized gains (losses) on investments in the Statements of Operations. Generally, fair values will be based on quoted market prices; however, in certain circumstances, significant judgments and estimates may be required in determining fair value in the absence of an active market closing price. At December 31, 2008 all investments in futures and forward contracts were based on quoted market prices. The valuation of investments in swap contracts (“Swaps”) involve estimates.

Income Taxes—No provision for income taxes has been made in these financial statements as the results of operations of the Trading Companies are consolidated with the Trust for income tax purposes. Each Limited Owner of the Trust is individually responsible for reporting income or loss based on their respective share of the Trust’s income and expenses as reported for income tax purposes. In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation N. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting and financial statement reporting for uncertainty in Income taxes recognized by prescribing a recognition threshold and measurement attributable for a tax position taken or expected to be taken in a tax return. The Interpretation was originally effective for fiscal years beginning after December 15, 2006; however, on February 1, 2008, FASB issued Staff Position No. FIN 48-2, which deferred the effective date to annual financial statements for fiscal years beginning after December 15, 2007 for nonpublic companies. The adoption of FIN 48 was effective for the Trading Companies on January 1, 2007, and did not impact the Trading Companies’ financial position or results of operations.

Fees and Expenses—The Trading Companies incur no expenses other than trading commissions resulting from normal trading activity. All operating expenses such as legal, accounting, etc. are paid for, without reimbursement, by Equinox Fund Management, LLC, the managing owner of the Trust.

Recently Adopted Accounting Pronouncements—In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements. This statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This statement was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 on January 1, 2008 did not have a material effect on the Trading Companies’ financial statements. (See Note 3 – Fair Value Measurements).

In April 2007, the FASB issued Interpretation No. 39-1, Amendment of FASB Interpretation No. 39 (“FIN 39-1”). FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the Consolidated Statements of Financial Condition. In addition, FIN 39-1 permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007. The Trading Companies’ adoption of FIN 39-1 on January 1, 2008 did not have a material impact on the Trading Companies’ Financial Statements.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of desegregations that will be required in an entity’s financial statements. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Trading Companies’ first quarter ending March 31, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations of the Trading Companies.

In October 2008, the FASB issued Staff Positions No. 157-3, Determining the Fair Value of a Financial Asset When the Market is Not Active (“FSP 157-3”). FSP 157-3 provides an illustrative example of how to determine the fair value of financial instruments in an inactive market. FSP 157-3 does not change the fair value measurement principles set forth in SFAS 157. Since adopting SFAS 157 in January 2008, the Trading Companies’ process for determining the fair value of its investments has been, and continues to be, consistent with the guidance provided in FSP 157-3. As a result, the adoption of FSP 157-3 did not affect the Trading Companies’ process for determining the fair value of its investments and did not have a material impact on the Trading Companies’ results of operations.

In applying these policies, the Managing Owner may make judgments that may require estimates about matters that are inherently uncertain.

3. Fair Value Measurements

Effective January 1, 2008, the Trading Companies adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets. The Trading Companies utilize valuation techniques that are consistent with the market approach per the requirement of SFAS 157. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Trading Companies apply the valuation techniques in a consistent manner for each asset. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the assets. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the financial asset based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the financial asset based on the best information available in the circumstances. In addition, the Frontier Trading Companies monitor counterparty credit risk and incorporates any identified risk factors when assigning input levels to underlying financial assets or liabilities. In that regard SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical financial assets and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs

Unadjusted quoted prices in active markets for identical financial assets that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs

Inputs other than quoted prices included in Level 1 that are observable for the financial asset, either directly or indirectly. These might include quoted prices for similar financial assets in active markets, quoted prices for identical or similar financial assets in markets that are not active, inputs other than quoted prices that are observable for the financial asset or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs

Unobservable inputs for determining the fair value of financial assets that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the financial asset.

The Trading Companies use the following methodologies to value instruments within its financial asset portfolio at fair value:

Trading Securities. These instruments include Open Trade Equity Positions (Futures Contracts and Currency Forwards) that are actively traded on public markets with quoted pricing for corroboration. Futures Contracts and Currency Forward are reported at fair value using Level 1 inputs. Trading Securities instruments further include Open Trade Equity that are quoted prices for identical or similar assets that are not traded on active markets. Trading Options are reported at fair value using Level 2 inputs

Swap Contracts. Certain Swap Contracts are reported utilizing Level 2 inputs. These Swap Contracts are reported at fair value based on daily reports from the swap counterparty that may be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Other Swap Contracts are reported utilizing Level 3 Inputs. These Swap Contracts are reported at fair value based upon returns/values that are provided on less than a daily frequency from the swap counterparty, require additional internal financial modeling to develop pricing, and these swaps may not be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency.

The following table summarizes the instruments that comprise the Trading Companies’ financial asset portfolio, by Company, measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Trading Company I LLC
Open Trade Equity	6,423,431	16,412,796	—	22,836,227
Swap Contracts	—	—	53,072,356	53,072,356
Frontier Trading Company II LLC
Open Trade Equity	2,158,369	—	—	2,158,369
Frontier Trading Company III LLC
Open Trade Equity	12,810	—	—	12,810
Swap Contracts	—	—	9,122,121	9,122,121
Frontier Trading Company V LLC
Open Trade Equity	(111,526)			(111,526)
Frontier Trading Company VI LLC
Open Trade Equity	109,880	—	—	109,880
Frontier Trading Company VII, LLC
Open Trade Equity	10,753,763	—	—	10,753,763
Frontier Trading Company VIII, LLC
Swap Contracts	—	836,554	—	836,554
Frontier Trading Company IX, LLC
Open Trade Equity	235,288	(31,869)	—	203,419

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap Contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the consolidated statement of operations. During the twelve months ended December 31, 2008 all identified level three assets are components of both the Frontier Trading Company I and the Frontier Trading Company III.

Swap Contracts	Frontier Trading Company I	Frontier Trading Company III
	For The Twelve Months Ending December 31, 2008	For The Twelve Months Ending December 31, 2008
Balance of recurring Level 3 assets as of January 1, 2008	$32,329,392	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	20,742,964	(2,877,879)
Purchases, sales, issuances, and settlements, net	—	12,000,000
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2008	$53,072,356	$9,122,121

4. Swaps

In addition to authorizing Trading Advisors to manage pre-determined investment levels of futures and forward contracts, certain Trading Companies of the Trust will strategically invest a portion or all of their assets in total return Swaps, selected at the direction of management. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped”

between the parties are calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities.

Each Trading Companies’ investment in Swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements.

Management follows a procedure in selecting well-established financial institutions which management, in its sole discretion, considers to be reputable, reliable, financially responsible and well established, to act as Swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the managements’ minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies.

Frontier Trading Company I LLC and Frontier Trading Company III LLC strategically invest assets in one or more Swaps linked to certain underlying investments or indices, at the direction of management. The Trading Company in which the assets of these Series will be invested will not own any of the investments or indices referenced by any Swap entered into by these Series. In addition, the swap counterparty to the Trading Company of these Series is not a Trading Advisor to these Trading Companies.

Frontier Trading Company VIII, LLC has entered into various Swaps with one or more swap counterparties. The Swaps earn returns similar to returns of the Reuters/Jefferies CRB Index (the “RJ/CRB Index”), and the Jefferies Commodity Performance Index (the “JCPI”).

The Trading Companies have invested in the following Swaps as of December 31, 2008:

	Option Basket Balanced Series	Option Basket Currency Program	Reuters/ Jefferies CRB Index	Jefferies Commodity Performance Index
Trading Company:	I	III	VIII	VIII
Counterparty	Company A	Company B	Company C	Company C
Notional Amount	$101,715,457	$25,015,994	$2,200,000	$2,200,000
Termination Date	November 6, 2012	January 26, 2013	February 27, 2009	February 27, 2009
Investee Returns	Total Return	Total Return	Total Return	Total Return

Realized Gain	$—	$—	$(1,371,769)	$(1,312,318)

Unrealized Gain/(Loss)	$20,742,953	$(2,877,879)	$—	$—
Fair Value 12/31/2008	$53,072,356	$9,122,121	$430,720	$405,834

5. Financial Highlights

The following information presents the financial highlights of the Trading Companies for the years ended December 31, 2008, 2007 and 2006.

	For the Years Ended December 31, 2008, 2007 and 2006
	Frontier Trading Company I LLC			Frontier Trading Company II LLC			Frontier Trading Company III LLC
	12/31/2008	12/31/2007	12/31/2006	12/31/2008	12/31/2007	12/31/2006	12/31/2008	12/31/2007	12/31/2006
Net Investment Gain (2)	0.91%	3.27%	4.05%	2.40%	4.57%	3.02%	1.70%	5.13%	4.46%
Total Return (3)	124.05%	-13.81%	-11.82%	265.68%	244.46%	136.53%	24.52%	-1.13%	46.88%

	Frontier Trading Company V LLC			Frontier Trading Company VI LLC			Frontier Trading Company VII, LLC (1)
	12/31/2008	12/31/2007	12/31/2006	12/31/2008	12/31/2007	12/31/2006	12/31/2008	12/31/2007	12/31/2006
Net Investment Gain (2)	2.23%	5.36%	4.85%	1.80%	2.26%	4.47%	2.22%	3.23%	3.03%
Total Return (3)	190.02%	52.24%	-23.67%	4.77%	-38.78%	-11.44%	96.66%	-167.03%	-5.57%

	Frontier Trading Company VIII, LLC (1)			Frontier Trading Company IX, LLC (1)
	12/31/2008	12/31/2007	12/31/2006	12/31/2008	12/31/2007	12/31/2006
Net Investment Gain (2)	2.16%	5.31%	4.12%	2.45%	4.71%	3.53%
Total Return (3)	-101.56%	234.06%	-77.05%	301.40%	32.30%	-17.68%

(1)	Trading Companies VII, VIII and IX commenced trading operations on February 24, 2006.
(2)	Ratio of net investment gain to average members’ equity, annualized. Net investment gain is “Interest-net”, only, as there are no expenses included with the Trading Companies.
(3)	Total returns have not been annualized.

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

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the Statement of Financial Condition, may result in future obligation or loss in excess of the amount paid by the Series for a particular investment. Each Trading Company expects to trade in futures, options, forward and swap contracts and will therefore be a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures positions held by a Trading Company in respect of any Series at the same time, and if the Trading Advisor(s) of such Trading Company are unable to offset such futures interests positions, such Trading Company could lose all of its assets and the holders of Units of such Series would realize a 100% loss. Management will seek to minimize market risk through real-time monitoring of open positions and the level of diversification of each Trading Advisor’s portfolio. It is anticipated that any Trading Advisor’s margin-to-equity ratio will typically not exceed approximately 35% although the actual ratio could be higher or lower from time to time.

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

In the case of forward contracts traded on the interbank market and swaps, neither is traded on exchanges. The counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. Management expects the Trading Advisors to trade only with those counterparties which it believes to be creditworthy. All positions of each Trading Company will be valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to any Trading Company.

The unrealized gain (loss) on open futures contracts, options and forwards is comprised of the following:

	Futures Contracts, Options and Forwards
	2008	2007	2006
Gross Unrealized Gains	$88,343,756	$23,009,450	$27,229,898
Gross Unrealized (Losses)	(52,380,814)	(34,220,728)	(13,517,509)

Net Unrealized Gain (Loss)	$35,962,942	($11,211,278)	$13,712,389

Management has established procedures to actively monitor and minimize market and credit risks. Investors in units of the Frontier Fund Series bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

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

Date: March 23, 2009

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

Date: March 23, 2009

	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton/Graham Series,
a Series of The Frontier Fund
(Registrant)

Date: March 23, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton Series,
a Series of The Frontier Fund
(Registrant)

Date: March 23, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Campbell/Graham/Tiverton Series,
a Series of The Frontier Fund
(Registrant)

Date: March 23, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Currency Series,
a Series of The Frontier Fund
(Registrant)

Date: March 23, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long Only Commodity Series,
a Series of The Frontier Fund
(Registrant))

Date: March 23, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long/Short Commodity Series,
a Series of The Frontier Fund
(Registrant)

Date: March 23, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Index Series,
a Series of The Frontier Fund
(Registrant)

Date: March 23, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund