Form 10-Q
period 2009-03-31
FRONTIER FUND; BALANCED SERIES, a series of The Frontier Fund; WINTON/GRAHAM SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; CAMPBELL/GRAHAM/TIVERTON SERIES, a series of The Frontier Fund; LONG ONLY COMMODITY SERIES, a series of The Frontier Fund; MANAGED FUTURES INDEX SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; FRONTIER LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund
filed 2009-05-08
CIK 1261379, 1389122, 1389123, 1389124, 1389125, 1389127, 1389129, 1389126, 1389128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF MARCH 31, 2009, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Frontier Fund

Statements of Financial Condition

March 31, 2009 and December 31, 2008

	Balanced Series		Winton Series		Campbell/Graham/Tiverton Series
	3/31/2009	12/31/2008	3/31/2009	12/31/2008	3/31/2009	12/31/2008
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents	$55,655,816	$17,181,551	$—	$1,283,671	$6,690,325	$4,943,881
U.S. Treasury securities, at fair value	42,359,818	43,042,540	12,730,568	12,899,592	9,200,051	9,371,661
Custom time deposits	104,881,626	104,125,017	45,560,525	45,207,225	40,041,956	39,748,693
Certificates of deposit	34,278,103	34,091,481	14,163,068	14,085,571	12,936,539	12,866,065
Receivable from futures commission merchants	50,135,999	37,015,384	9,304,919	9,653,595	7,845,707	5,221,709
Open trade equity	17,421,453	23,149,527	—	2,158,369	—	—
Swap contracts	52,389,649	53,072,356	—	—	—	—
Investments in unconsolidated trading companies	24,753,544	19,528,370	—	—	10,375,180	8,559,112
Inter-series receivables	13,933,948	14,679,460	—	—	—	—
Prepaid service fees - Class 1	1,325,907	793,431	15,670	89,142	200,907	180,639
Interest receivable	182,964	492,171	54,987	54,314	39,738	112,684
Receivable from related parties	270,067	213,555	—	64,844	20,000	—
Other assets	571	55,234	15,463	—	134	—

Total Assets	397,589,465	347,440,077	81,845,200	85,496,323	87,350,537	81,004,444

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Payable to cash management pool	$—	$—	$1,200,783	$—	$—	$—
Open trade deficit	—	—	219,487	—	297,635	111,526
Pending owner additions	4,604,602	1,966,385	—	—	522,650	136,277
Owner redemptions payable	397,593	287,672	1,827	—	15,000	—
Incentive fees payable to Managing Owner	2,242,873	1,857,583	—	—	—	488,067
Management fees payable to Managing Owner	70,626	16,398	61,901	17,845	90,965	25,665
Interest fees payable to Managing Owner	318,406	63,212	54,615	12,314	62,454	16,616
Trading fees payable to Managing Owner	99,014	21,319	16,226	4,462	20,194	5,334
Trailing service fees payable to Managing Owner	217,551	60,329	50,246	17,576	63,483	23,635
Payables to related parties	11,303	14,451	35,194	25,597	135,037	27,118
Other liabilities	83,040	139,642	26,846	35,858	25,612	14,050

Total Liabilities	8,045,008	4,426,991	1,667,125	113,652	1,233,030	848,288

OWNERS’ CAPITAL
Non-Controlling Interests	11,626,784	9,330,079	9,800,421	11,355,645	4,135,599	2,391,227
Managing Owner Units - Class 1	—	—	1,274	1,304	—	—
Limited Owner Units - Class 1	287,834,027	256,550,829	58,930,461	62,282,355	72,323,161	69,957,155
Managing Owner Units - Class 1a	224	224	—	—	—	—
Limited Owner Units - Class 1a	9,769,979	8,135,941	—	—	—	—
Managing Owner Units - Class 2	4,095,925	3,612,130	273,611	277,935	297,076	302,878
Limited Owner Units - Class 2	73,887,129	63,497,532	11,172,308	11,465,432	9,361,671	7,504,896
Managing Owner Units - Class 2a	140,825	120,378	—	—	—	—
Limited Owner Units - Class 2a	2,189,564	1,765,973	—	—	—	—

Total Owners’ Capital	389,544,457	343,013,086	80,178,075	85,382,671	86,117,507	80,156,156

Total Liabilities and Owner’s Capital	$397,589,465	$347,440,077	$81,845,200	$85,496,323	$87,350,537	$81,004,444

Units Outstanding
Class 1	2,298,802	2,049,590	462,449	477,605	671,938	632,847
Class 1a	87,341	72,586	N/A	N/A	N/A	N/A
Class 2	543,277	471,143	83,023	83,855	79,322	62,893
Class 2a	19,110	15,552	N/A	N/A	N/A	N/A

Net Asset Value per Unit
Class 1	$125.21	$125.17	$127.43	$130.41	$107.63	$110.54
Class 1a	$111.86	$112.09	N/A	N/A	N/A	N/A
Class 2	$143.54	$142.44	$137.86	$140.04	$121.77	$124.14
Class 2a	$121.95	$121.30	N/A	N/A	N/A	N/A

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

March 31, 2009 and December 31, 2008

	Currency Series		Winton/Graham Series		Long Only Commodity Series
	3/31/2009	12/31/2008	3/31/2009	12/31/2008	3/31/2009	12/31/2008
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents	$—	$—	$18,029,721	$10,000,528	$—	$—
U.S. Treasury securities, at fair value	3,707,075	3,770,011	1,320,418	1,424,286	1,232,758	1,241,289
Custom time deposits	12,719,922	12,616,208	26,208,676	26,043,287	2,451,812	2,425,332
Certificates of deposit	3,525,573	3,506,438	8,722,351	8,675,748	443,222	440,781
Receivable from futures commission merchants	706,648	670,927	—	—	—	—
Open trade equity	—	12,810	—	—	—	—
Swap contracts	7,874,757	9,122,121	—	—	510,257	836,554
Investments in unconsolidated trading companies	—	—	6,126,175	4,342,658	—	—
Prepaid service fees - Class 1	25,912	33,974	463,230	365,708	10,129	11,435
Interest receivable	16,012	83,036	5,703	157,574	5,325	18,659
Receivable from related parties	990	444	6,992	20,000	1,213	63,133
Other assets	2,185	12,627	95	—	273	95

Total Assets	$28,579,074	$29,828,596	$60,883,361	$51,029,789	$4,654,989	$5,037,278

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Payable to cash management pool	$725,281	$279,582	$—	$—	$632,012	$983,248
Open trade deficit	137,696	—	—	—	—	—
Inter-series payables	13,933,947	14,679,460	—	—	—	—
Pending owner additions	52,650	10,000	2,062,469	710,128	14,550	—
Incentive fees payable to Managing Owner	—	—	—	76,168	—	—
Management fees payable to Managing Owner	7,100	2,260	61,911	12,020	4,109	4,167
Interest fees payable to Managing Owner	19,770	4,708	45,287	15,101	1,464	1,493
Trading fees payable to Managing Owner	7,661	2,039	14,382	2,204	1,644	1,665
Trailing service fees payable to Managing Owner	6,762	1,235	11,349	5,634	3,903	3,943
Payables to related parties	68,096	2,527	44,276	5,124	72,863	—
Other liabilities	8,273	—	14,238	8,181	65	289

Total Liabilities	14,967,236	14,981,811	2,253,912	834,560	730,610	994,805

OWNERS’ CAPITAL
Managing Owner Units - Class 2	652,449	687,357	55,245	56,315	103,919	110,092
Limited Owner Units - Class 1	10,900,210	11,900,185	44,529,423	35,760,835	3,156,061	3,254,226
Limited Owner Units - Class 2	2,059,179	2,259,243	14,044,781	14,378,079	664,399	678,155

Total Owners’ Capital	13,611,838	14,846,785	58,629,449	50,195,229	3,924,379	4,042,473

Total Liabilities and Owner’s Capital	$28,579,074	$29,828,596	$60,883,361	$51,029,789	$4,654,989	$5,037,278

Units Outstanding
Class 1	120,269	123,719	393,637	307,804	47,793	46,285
Class 2	26,136	26,959	109,315	109,779	10,932	10,587

Net Asset Value per Unit
Class 1	$90.63	$96.19	$113.12	$116.18	$66.04	$70.31
Class 2	$103.75	$109.30	$128.99	$131.49	$70.28	$74.46

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

March 31, 2009 and December 31, 2008

	Long/Short Commodity Series		Managed Futures Index Series
	3/31/2009	12/31/2008	3/31/2009	12/31/2008
	(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents	$3,015,092	$—	$289,028	$400,351
U.S. Treasury securities, at fair value	10,427,989	10,554,571	132,743	140,111
Custom time deposits	42,377,782	42,008,320	1,642,893	1,630,221
Certificates of deposit	10,982,944	10,923,009	491,137	488,470
Open trade equity	26,590,620	10,753,763	—	—
Investments in unconsolidated trading companies	—	—	1,251,604	770,967
Prepaid service fees - Class 1	182,332	266,272	5,920	8,848
Interest receivable	45,042	159,949	573	2,502
Receivable from related parties	66,806	9,162	—	—
Other assets	211	11,333	1	1,220

Total Assets	$93,688,818	$74,686,379	$3,813,899	$3,442,690

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Payable to cash management pool	$—	$4,856,404	$—	$—
Payable to futures commission merchants	14,094,626	1,508,493	—	—
Pending owner additions	427,400	129,636	62,000	30,000
Owner redemptions payable	2,726	—	—	—
Incentive fees payable to Managing Owner	658,601	39,178	—	—
Management fees payable to Managing Owner	109,931	21,889	5,523	5,102
Interest fees payable to Managing Owner	10,559	329	1,357	1,318
Trading fees payable to Managing Owner	16,991	2,699	1,381	1,276
Trailing service fees payable to Managing Owner	31,561	5,319	1,659	1,597
Payables to related parties	14,160	249,809	137	346
Other liabilities	12,262	16,172	281	—

Total Liabilities	15,378,817	6,829,928	72,338	39,639

OWNERS’ CAPITAL
Non-Controlling Interests	16,943,699	10,124,156	—	—
Managing Owner Units - Class 2	975,771	933,708	72,913	77,559
Limited Owner Units - Class 1	48,425,691	46,525,406	2,015,785	2,266,977
Limited Owner Units - Class 2	11,964,840	10,273,181	1,652,863	1,058,515

Total Owners’ Capital	78,310,001	67,856,451	3,741,561	3,403,051

Total Liabilities and Owner’s Capital	$93,688,818	$74,686,379	$3,813,899	$3,442,690

Units Outstanding
Class 1	465,025	463,448	16,299	17,151
Class 2	113,312	102,552	13,141	8,132

Net Asset Value per Unit
Class 1	$104.14	$100.39	$123.68	$132.18
Class 2	$114.20	$109.28	$131.33	$139.70

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Schedule of Investments

March 31, 2009

(Unaudited)

	Balanced Series		Winton Series		Campbell/Graham/ Tiverton Series		Currency Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(1,285,468)	-0.33%	$(49)	0.00%	$2,624	0.00%	$—	0.00%
Various base metals futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	296,424	0.08%	131,554	0.17%	120,504	0.14%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	6,719	0.00%	3,936	0.00%	57,913	0.07%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	830	0.00%	—	0.00%
Various energy futures contracts (U.S.)	1,184,299	0.30%	(13,260)	-0.02%	(2,436)	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	298,426	0.08%	28,149	0.04%	30,274	0.04%	—	0.00%
Various interest rates futures contracts (Canada)	43,842	0.01%	32,514	0.04%		0.00%	—	0.00%
Various interest rates futures contracts (Europe)	541,626	0.14%	879,204	1.10%	277,374	0.32%	—	0.00%
Various interest rates futures contracts (Far East)	200,036	0.05%	(100,629)	-0.13%	(52,193)	-0.06%	—	0.00%
Various precious metals futures contracts (U.S.)	955,960	0.25%	(26,310)	-0.03%	(16,810)	-0.02%	—	0.00%
Various soft futures contracts (U.S.)	734,308	0.19%	10,620	0.01%	(5,310)	-0.01%	—	0.00%
Various soft futures contracts (Europe)	314,357	0.08%	22,632	0.03%	16,369	0.02%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	215,925	0.05%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	160,582	0.04%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	(93,030)	-0.02%	—	0.00%	(310)	0.00%	—	0.00%

Total Long Futures Contracts	$3,574,006	0.92%	$968,361	1.21%	$428,829	0.50%	$—	0.00%

LONG OPTIONS *	$22,106,423	5.67%	$—	0.00%	$—	0.00%	$—	0.00%

LONG CURRENCY FORWARDS *	$344,037	0.09%	$—	0.00%	$587,882	0.68%	$(169,764)	-1.25%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(914,208)	-0.23%	$(177,270)	-0.22%	$(113,356)	-0.13%	$—	0.00%
Various currency futures contracts (US)	24,702	0.01%	(861,020)	-1.07%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(823,366)	-0.21%	28,435	0.04%	20,367	0.02%	—	0.00%
Various interest rates futures contracts (U.S.)	(63,219)	-0.02%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(74,206)	-0.02%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	79,623	0.02%	(1,148)	0.00%	7,059	0.01%	—	0.00%
Various precious metals futures contracts (U.S.)	(28,430)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(199,906)	-0.05%	(105,738)	-0.13%	(83,213)	-0.10%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	(141)	0.00%	—	0.00%		0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(292,800)	-0.08%	(46,403)	-0.07%	(29,428)	-0.03%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	1,199	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(95,472)	-0.02%	(32,102)	-0.04%	(50,628)	-0.06%	—	0.00%
Various stock index futures contracts (Far East)	(194,371)	-0.05%	6,340	0.01%	(16,060)	-0.02%	—	0.00%

Total Short Futures Contracts	$(2,581,653)	-0.66%	$(1,187,848)	-1.48%	$(265,259)	-0.31%	$—	0.00%

SHORT OPTIONS *	$(4,298,556)	-1.10%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT CURRENCY FORWARDS *	$(1,722,804)	-0.44%	$—	0.00%	$(1,049,087)	-1.21%	$32,068	0.24%

Total Open Trade Equity	$17,421,453	4.47%	$(219,487)	-0.27%	$(297,635)	-0.34%	$(137,696)	-1.01%

SWAPS (1)	$52,389,649	13.44%	$—	0.00%	$—	0.00%	$7,874,757	57.85%

The Frontier Fund

Condensed Schedule of Investments—(Continued)

March 31, 2009

(Unaudited)

	Balanced Series		Winton Series		Campbell/Graham/ Tiverton Series		Currency Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
U.S. TREASURY SECURITIES

FACE VALUE	Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00 US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391)	20,893,569	5.36%	6,279,229	7.83%	4,537,836	5.25%	1,828,479	13.43%
$36,700,000.00 US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039)	21,466,249	5.51%	6,451,339	8.05%	4,662,215	5.39%	1,878,596	13.80%

	$42,359,818	10.87%	$12,730,568	15.88%	$9,200,051	10.64%	$3,707,075	27.23%

Certificate of Deposits

FACE VALUE	Fair Value		Fair Value		Fair Value		Fair Value
$85,000,000.00 Certificate of Deposits 2.19% due 09/15/2009 (Cost $85,000,000)	$34,278,103	8.79%	$14,163,068	17.66%	$12,936,539	14.97%	$3,525,573	25.90%

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

Additional Disclosure on U.S. Government Securities	Face Value	Face Value	Face Value	Face Value
US Treasury Note 3.875% due 02/15/2013	19,098,065	5,801,607	4,111,522	1,652,416
US Treasury Note 4.000% due 02/15/2015	19,202,712	5,833,397	4,134,051	1,661,471

	$38,300,777	$11,635,004	$8,245,573	$3,313,887

	Cost	Cost	Cost	Cost
US Treasury Note 3.875% due 02/15/2013	19,948,526	6,059,960	4,294,613	1,726,000
US Treasury Note 4.000% due 02/15/2015	19,891,310	6,042,579	4,282,295	1,721,050

	$39,839,836	$12,102,539	$8,576,908	$3,447,050

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Schedule of Investments

March 31, 2009

(Unaudited)

	Winton/Graham Series		Long Only Commodity Series		Long/Short Commodity Series		Managed Futures Index Series
	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$764,277	0.98%	$—	0.00%
Silver @ Comex Settling 12/1/2009 (Number of Contracts: 1,357)	—	0.00%	—	0.00%	13,286,380	16.97%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	172,888	0.22%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	4,343,989	5.55%	—	0.00%
Crude Oil, Light 9/1/2009 ( Number of Contracts: 182)	—	0.00%	—	0.00%	910,000	1.16%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	(223)	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	36,883	0.05%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	(20,210)	-0.03%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	1,606,509	2.05%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	(348)	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	6,393	0.01%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	(588)	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	395,536	0.50%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$21,501,486	27.46%	$—	0.00%

LONG OPTIONS *	$—	0.00%	$—	0.00%	18,480	0.02%	$—	0.00%

LONG CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$1,870,994	2.39%	$—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(8,869)	-0.01%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	2,266,367	2.89%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	(203,063)	-0.26%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	930	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(536,201)	-0.68%	—	0.00%
Coffee @ CSCE Settling 5/1/2009 (Number of Contracts: 822)	—	0.00%	—	0.00%	1,686,226	2.15%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$5,076,384	6.48%	$—	0.00%

SHORT OPTIONS *	$—	0.00%	$—	0.00%	$(5,730)	-0.01%	$—	0.00%

SHORT CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity	$—	0.00%	$—	0.00%	$26,590,620	33.96%	$—	0.00%

SWAPS (1)	$—	0.00%	$510,257	13.00%	$—		$—	0.00%

The Frontier Fund

Condensed Schedule of Investments—(Continued)

March 31, 2009

(Unaudited)

	Winton/Graham Series		Long Only Commodity Series		Long/Short Commodity Series		Managed Futures Index Series
	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
U.S. TREASURY SECURITIES

FACE VALUE	Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00 US Treasury Note 3.875% due 02/15/2013 ( Cost $38,125,391)	651,283	1.11%	608,046	15.49%	5,143,504	6.57%	65,474	1.75%
$36,700,000.00 US Treasury Note 4.000% due 02/15/2015 ( Cost $38,016,039)	669,135	1.14%	624,712	15.92%	5,284,485	6.75%	67,269	1.80%

	$1,320,418	2.25%	$1,232,758	31.41%	$10,427,989	13.32%	$132,743	3.55%

Certificate of Deposits

FACE VALUE	Fair Value		Fair Value		Fair Value		Fair Value
$85,000,000.00 Certificate of Deposits 2.19% due 09/15/2009 (Cost $85,000,000)	$8,722,351	14.88%	$443,222	11.29%	$10,982,944	14.02%	$491,137	13.13%

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

Additional Disclosure on U.S. Government Securities	Face Value	Face Value	Face Value	Face Value
US Treasury Note 3.875% due 02/15/2013	465,088	569,909	4,750,169	51,223
US Treasury Note 4.000% due 02/15/2015	467,636	573,032	4,776,197	51,504

	$932,724	$1,142,941	$9,526,366	$102,727

	Cost	Cost	Cost	Cost
US Treasury Note 3.875% due 02/15/2013	485,799	595,288	4,961,700	53,504
US Treasury Note 4.000% due 02/15/2015	484,406	593,581	4,947,469	53,351

	$970,205	$1,188,869	$9,909,169	$106,855

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

The Frontier Fund

Condensed Schedule of Investments—(Continued)

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

The Frontier Fund

Condensed Schedule of Investments

December 31, 2008

	Winton/Graham Series		Long Only Commodity Series		Long/Short Commodity Series		Managed Futures Index Series
	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(5,895,303)	-10.21%	$—	0.00%
Silver @ Comex Settling 5/1/2009 (Number of Contracts: 647)	—	0.00%	—	0.00%	2,997,465	5.19%	—	0.00%
Silver @ Comex Settling 7/1/2009 (Number of Contracts: 1,096)	—	0.00%	—	0.00%	3,008,100	5.21%	—	0.00%
Silver @ Comex Settling 12/1/2009 (Number of Contracts: 736)	—	0.00%	—	0.00%	2,138,080	3.70%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	166,320	0.29%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(522,392)	-0.90%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(391)	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	342,510	0.59%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	248,808	0.43%	—	0.00%
Sugar #11 Settling 7/1/2009 (Number of Contracts: 459)	—	0.00%	—	0.00%	(1,403,438)	-2.43%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	(35)	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	100,873	0.18%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	377	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$1,180,974	2.05%	$—	0.00%

LONG OPTIONS *	$—	0.00%	$—	0.00%	285,120	0.49%	$—	0.00%

LONG CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$132,765	0.23%	$—	0.00%
Silver @ Comex Settling 3/1/2009 (Number of Contracts: 2,054)	—	0.00%	—	0.00%	10,272,220	17.79%	—	0.00%
Silver @ Comex Settling 9/1/2009 (Number of Contracts: 356)	—	0.00%	—	0.00%	(1,034,180)	-1.79%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(29,640)	-0.05%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(1,329,703)	-2.30%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	(234)	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	408,296	0.71%	—	0.00%
Coffee @ CSCE Settling 3/1/2009 (Number of Contracts 740)	—	0.00%	—	0.00%	1,345,875	2.32%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(12,545)	-0.02%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$9,752,854	16.89%	$—	0.00%

SHORT OPTIONS *	$—	0.00%	$—	0.00%	$(465,185)	-0.80%	$—	0.00%

SHORT CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity	$—	0.00%	$—	0.00%	$10,753,763	18.63%	$—	0.00%

SWAPS (1)	$—	0.00%	$836,554	20.69%	$—	0.00%	$—	0.00%

The Frontier Fund

Condensed Schedule of Investments—(Continued)

December 31, 2008

	Winton/Graham Series		Long Only Commodity Series		Long/Short Commodity Series		Managed Futures Index Series
	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
U.S. TREASURY SECURITIES

FACE VALUE	Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00 US Treasury Note 3.875% due 02/15/2013 ( Cost $38,125,391 )	702,096	1.40%	611,888	15.14%	5,202,833	9.01%	69,067	2.03%
$36,700,000.00 US Treasury Note 4.000% due 02/15/2015 ( Cost $38,016,039 )	722,190	1.44%	629,401	15.57%	5,351,738	9.27%	71,044	2.09%

	$1,424,286	2.84%	$1,241,289	30.71%	$10,554,571	18.28%	$140,111	4.12%

Certificate of Deposits

FACE VALUE	Fair Value		Fair Value		Fair Value		Fair Value
$85,000,000.00 Certificate of Deposits 2.19% due 09/15/2009 (Cost $85,000,000)	$8,675,748	17.28%	$440,781	10.90%	$10,923,009	18.92%	$488,470	14.35%

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

Additional Disclosure on U.S. Government Securities	Face Value	Face Value	Face Value	Face Value
US Treasury Note 3.875% due 02/15/2013	465,088	569,909	4,750,169	51,223
US Treasury Note 4.000% due 02/15/2015	467,636	573,032	4,776,197	51,504

	$932,724	$1,142,941	$9,526,366	$102,727

	Cost	Cost	Cost	Cost
US Treasury Note 3.875% due 02/15/2013	485,799	595,288	4,961,700	53,504
US Treasury Note 4.000% due 02/15/2015	484,406	593,581	4,947,469	53,351

	$970,204	$1,188,869	$9,909,169	$106,855

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2009 and 2008

	Balanced Series (Unaudited)		Winton Series (Unaudited)		Campbell/Graham/ Tiverton Series (Unaudited)
	3/31/2009	3/31/2008	3/31/2009	3/31/2008	3/31/2009	3/31/2008
Investment Income:
Interest - net	$99,001	$698,149	$204,074	$136,321	$144,150	$164,140

Total Income	99,001	698,149	204,074	136,321	144,150	164,140

Expenses:
Incentive Fees	2,116,645	4,136,299	(21,347)	980,800	(2,140)	438,930
Management Fees	396,634	387,518	390,305	225,065	565,467	345,761
Service Fees - Class 1	2,071,543	1,556,428	450,660	320,616	525,404	421,368
Trading Fees	542,600	491,692	97,591	56,085	113,272	95,999

Total Expenses	5,127,422	6,571,937	917,209	1,582,566	1,202,003	1,302,058

Investment gain/(loss) - net	(5,028,421)	(5,873,788)	(713,135)	(1,446,245)	(1,057,853)	(1,137,918)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	12,416,600	20,967,093	1,156,575	—	(647,824)	4,019,578
Net change in open trade equity	(12,470,529)	(968,752)	(2,377,832)	—	(186,103)	431,922
Net unrealized gain/(loss) on option/swap contracts	(682,685)	3,715,862	—	—	—	—
Net unrealized gain on U.S. Treasury securities	(615,021)	2,107,066	(150,984)	479,136	(156,440)	518,414
Trading commissions	(256,770)	(553,285)	(21,271)	—	(73,854)	(45,655)
Net change in inter-series receivables	(745,512)	299,184	—	—	—	—
Equity in earnings/(loss) from trading company	6,910,179	2,917,556	—	5,698,275	(517,237)	589,302

Net gain/(loss) on investments	4,556,262	28,484,724	(1,393,512)	6,177,411	(1,581,458)	5,513,561

Non-controlling interests in earnings	719,247	(6,388,858)	554,904	—	555,054	(1,191,916)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$247,088	$16,222,078	$(1,551,743)	$4,731,166	$(2,084,257)	$3,183,727

NET INCOME/(LOSS) PER UNIT
Class 1	$0.04	$6.51	$(2.98)	$10.77	$(2.91)	$4.74
Class 1a	$(0.23)	$5.78	N/A	N/A	N/A	N/A
Class 2	$1.10	$8.08	$(2.18)	$12.19	$(2.37)	$5.94
Class 2a	$0.65	$6.83	N/A	N/A	N/A	N/A

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2009 and 2008

	Currency Series (Unaudited)		Winton/Graham Series (Unaudited)		Long Only Commodity Series (Unaudited)
	3/31/2009	3/31/2008	3/31/2009	3/31/2008	3/31/2009	3/31/2008
Investment Income:
Interest - net	$18,768	$41,896	$99,515	$22,996	$18,837	$509,099

Total Income	18,768	41,896	99,515	22,996	18,837	31,782

Expenses:
Incentive Fees	—	—	(5,804)	189,901	—	—
Management Fees	42,024	38,639	277,272	53,107	11,995	17,559
Service Fees - Class 1	84,714	78,223	298,184	51,620	15,386	26,147
Trading Fees	44,207	24,823	55,514	10,591	4,851	7,028

Total Expenses	170,945	141,685	625,166	305,219	32,232	50,734

Investment gain/(loss) - net	(152,177)	(99,789)	(525,651)	(282,223)	(13,395)	(18,952)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	35,441	106,685	—	—	—	—
Net realized gain/(loss) on option / swap contracts	—	822,649	—	—	(226,246)	493,789
Net change in open trade equity	(150,507)	(873)	—	—	—	—
Net unrealized gain/(loss) on swap contracts	(1,247,364)	—	—	—	—	—
Net unrealized gain on U.S. Treasury securities	(57,479)	134,039	(100,294)	78,453	(6,742)	52,436
Net change in inter-series payables	745,512	(299,184)
Equity in earnings/(loss) from trading company	—	—	(824,616)	1,191,916	—	—

Net gain/(loss) on investments	(674,397)	763,316	(924,910)	1,270,369	(232,988)	546,225

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(826,574)	$663,527	$(1,450,561)	$988,146	$(246,383)	$527,273

NET INCOME/(LOSS) PER UNIT
Class 1	$(5.56)	$5.84	$(3.06)	$10.83	$(4.27)	$11.49
Class 2	$(5.55)	$7.32	$(2.50)	$12.77	$(4.18)	$12.56

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2009 and 2008

	Long/Short Commodity Series (Unaudited)		Managed Futures Index Series (Unaudited)
	3/31/2009	3/31/2008	3/31/2009	3/31/2008
Investment Income:
Interest - net	$367,274	$217,770	$14,579	$6,351

Total Income	367,274	217,770	14,579	6,351

Expenses:
Incentive Fees	675,735	565,583	—	—
Management Fees	612,333	269,678	16,985	4,930
Service Fees - Class 1	350,260	258,770	10,412	3,814
Trading Fees	88,283	40,760	4,246	1,232

Total Expenses	1,726,611	1,134,791	31,643	9,976

Investment gain/(loss) - net	(1,359,337)	(917,021)	(17,064)	(3,625)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	(4,491,202)	(42,224,962)	—	—
Net change in open trade equity	15,790,632	48,814,767	—	—
Net unrealized gain on U.S. Treasury securities	(111,792)	339,119	(6,689)	10,264
Trading commissions	(388,487)	(397,375)	—	—
Equity in earnings/(loss) from trading company	—	—	(202,010)	101,281

Net gain/(loss) on investments	10,799,151	6,531,549	(208,699)	111,545

Non-controlling interests in earnings	(7,195,521)	(2,917,556)	—	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$2,244,293	$2,696,972	$(225,763)	$107,920

NET INCOME/(LOSS) PER UNIT
Class 1	$3.75	$7.78	$(8.50)	$10.55
Class 2	$4.92	$9.08	$(8.37)	$11.53

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2009 (Unaudited)

	Balanced Series
	Class 1		Class 1a		Class 2		Class 2a		Non- Controlling Interests	Total
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2009	$—	$256,550,829	$224	$8,135,941	$3,612,130	$63,497,532	$120,378	$1,765,973	$9,330,079	$343,013,086

Sale of Units	—	39,926,756	—	1,900,154	460,000	12,624,112	20,000	443,000	—	55,374,022
Redemption of Units	—	(8,463,922)	—	(233,504)	—	(2,664,595)	—	(24,423)	—	(11,386,444)
Contributions	—	—	—	—	—	—	—	—	4,911,226	4,911,226
Distributions	—	—	—	—	—	—	—	—	(1,895,274)	(1,895,274)
Net increase/(decrease) in Owners’ Capital resulting from operations	—	(179,636)	—	(32,612)	23,795	430,080	447	5,014	(719,247)	(472,159)

Owners’ Capital, March 31, 2009	$—	$287,834,027	$224	$9,769,979	$4,095,925	$73,887,129	$140,825	$2,189,564	$11,626,784	$389,544,457

Owners’ Capital - Units, January 1, 2009	—	2,049,590	2	72,584	25,359	445,784	992	14,560	—	2,608,871

Sale of Units	—	316,278	—	16,812	3,176	87,513	163	3,597	—	427,539
Redemption of Units	—	(67,066)	—	(2,057)	—	(18,555)	—	(202)	—	(87,880)

Owners’ Capital - Units, March 31, 2009	—	2,298,802	2	87,339	28,535	514,742	1,155	17,955	—	2,948,530

Net asset value per unit at January 1, 2009		$125.17		$112.09		$142.44		$121.30
Change in net asset value per unit for three months ended March 31, 2008		0.04		(0.23)		1.10		0.65

Net asset value per unit at March 31, 2009		$125.21		$111.86		$143.54		$121.95

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2009 (Unaudited)

	Winton Series						Campbell/Graham/Tiverton Series (1)
	Class 1		Class 2				Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Owners’ Capital, January 1, 2009	$1,304	$62,282,355	$277,935	$11,465,432	$11,355,645	$85,382,671	$—	$69,957,155	$302,878	$7,504,896	$2,391,227	$80,156,156

Sale of Units	—	79,311	—	—	—	79,311	—	5,956,208	—	2,622,444	—	8,578,652
Redemption of Units	—	(2,061,117)	—	(115,823)	—	(2,176,940)	—	(1,699,409)	—	(578,007)	—	(2,277,416)
Contributions	—	—	—	—	1,100,000	1,100,000	—	—	—	—	3,300,000	3,300,000
Distributions	—	—	—	—	(2,100,320)	(2,100,320)	—	—	—	—	(1,000,574)	(1,000,574)
Net increase/(decrease) in Owners’ Capital resulting from operations	(30)	(1,370,088)	(4,324)	(177,301)	(554,904)	(2,106,647)	—	(1,890,793)	(5,802)	(187,662)	(555,054)	(2,639,311)

Owners’ Capital, March 31, 2009	$1,274	$58,930,461	$273,611	$11,172,308	$9,800,421	$80,178,075	$—	$72,323,161	$297,076	$9,361,671	$4,135,599	$86,117,507

Owners’ Capital - Units, January 1, 2009	10	477,595	1,985	81,870	—	561,460	—	632,847	2,439	60,454	—	695,740

Sale of Units	—	607	—	—	—	607	—	54,504	—	21,110	—	75,614
Redemption of Units	—	(15,763)	—	(832)	—	(16,595)	—	(15,413)	—	(4,681)	—	(20,094)

Owners’ Capital - Units, March 31, 2009	10	462,439	1,985	81,038	—	545,472	—	671,938	2,439	76,883	—	751,260

Net asset value per unit at January 1, 2009		$130.41		$140.04				$110.54		$124.14
Change in net asset value per unit for three months ended March 31, 2008		(2.98)		(2.18)				(2.91)		(2.37)

Net asset value per unit at March 31, 2009		$127.43		$137.86				$107.63		$121.77

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2009 (Unaudited)

	Currency Series					Winton/Graham Series (1)
	Class 1		Class 2			Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total
Owners’ Capital, January 1, 2009	$—	$11,900,185	$687,357	$2,259,243	$14,846,785	$—	$35,760,835	$56,315	$14,378,079	$50,195,229

Sale of Units	—	299,089	—	37,000	336,089	—	11,305,029	—	360,401	11,665,430
Redemption of Units	—	(619,586)	—	(124,876)	(744,462)	—	(1,361,605)	—	(419,044)	(1,780,649)
Net increase/(decrease) in Owners’ Capital resulting from operations	—	(679,478)	(34,908)	(112,188)	(826,574)	—	(1,174,836)	(1,070)	(274,655)	(1,450,561)

Owners’ Capital, March 31, 2009	$—	$10,900,210	$652,449	$2,059,179	$13,611,838	$—	$44,529,423	$55,245	$14,044,781	$58,629,449

Owners’ Capital - Units, January 1, 2009	—	123,719	6,289	20,670	150,678	—	307,804	428	109,351	417,583

Sale of Units	—	3,220	—	349	3,569	—	97,707	—	2,732	100,439
Redemption of Units	—	(6,670)	—	(1,172)	(7,842)	—	(11,874)	—	(3,196)	(15,070)

Owners’ Capital - Units, March 31, 2009	—	120,269	6,289	19,847	146,405	—	393,637	428	108,887	502,952

Net asset value per unit at January 1, 2009		$96.19		$109.30			$116.18		$131.49
Change in net asset value per unit for three months ended March 31, 2008		(5.56)		(5.55)			(3.06)		(2.50)

Net asset value per unit at March 31, 2009		$90.63		$103.75			$113.12		$128.99

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2009 (Unaudited)

	Long Only Commodity Series					Frontier Long/Short Commodity Series
	Class 1		Class 2		Total	Class 1		Class 2		Non- Controlling Interests	Total
	Managing Owner	Limited Owners	Managing Owner	Limited Owners		Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2009	$—	$3,254,226	$110,092	$678,155	$4,042,473	$—	$46,525,406	$933,708	$10,273,181	$10,124,156	$67,856,451

Sale of Units	—	312,915	—	69,800	382,715	—	3,407,247	—	1,726,240	—	5,133,487
Redemption of Units	—	(209,374)	—	(45,052)	(254,426)	—	(3,226,448)	—	(517,325)	—	(3,743,773)
Contributions	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	(375,978)	(375,978)
Net increase/(decrease) in Owners’ Capital resulting from operations	—	(201,706)	(6,173)	(38,504)	(246,383)	—	1,719,486	42,063	482,744	7,195,521	9,439,814

Owners’ Capital, March 31, 2009	$—	$3,156,061	$103,919	$664,399	$3,924,379	$—	$48,425,691	$975,771	$11,964,840	$16,943,699	$78,310,001

Owners’ Capital - Units, January 1, 2009	—	46,285	1,479	9,108	56,872	—	463,448	8,544	94,008	—	566,000

Sale of Units	—	4,762	—	998	5,760	—	32,962	—	15,328	—	48,290
Redemption of Units	—	(3,254)	—	(653)	(3,907)	—	(31,385)	—	(4,568)	—	(35,953)

Owners’ Capital - Units, March 31, 2009	—	47,793	1,479	9,453	58,725	—	465,025	8,544	104,768	—	578,337

Net asset value per unit at January 1, 2009		$70.31		$74.46			$100.39		$109.28
Change in net asset value per unit for three months ended March 31, 2008		(4.27)		(4.18)			3.75		4.92

Net asset value per unit at March 31, 2009		$66.04		$70.28			$104.14		$114.20

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2009 (Unaudited)

	Managed Futures Index Series
	Class 1		Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total
Owners’ Capital, January 1, 2009	$—	$2,266,977	$77,559	$1,058,515	$3,403,051

Sale of Units	—	368,574	—	678,638	1,047,212
Redemption of Units	—	(482,939)	—	—	(482,939)
Net increase/(decrease) in Owners’ Capital resulting from operations	—	(136,827)	(4,646)	(84,290)	(225,763)

Owners’ Capital, March 31, 2009	$—	$2,015,785	$72,913	$1,652,863	$3,741,561

Owners’ Capital - Units, January 1, 2009	—	17,151	555	7,577	25,283

Sale of Units	—	2,910	—	5,009	7,919
Redemption of Units	—	(3,762)	—	—	(3,762)

Owners’ Capital - Units, March 31, 2009	—	16,299	555	12,586	29,440

Net asset value per unit at January 1, 2009 or start of operations		$132.18		$139.70
Change in net asset value per unit for three months ended March 31, 2008		(8.50)		(8.37)

Net asset value per unit at March 31, 2009		$123.68		$131.33

The accompanying notes are an integral part of these statements.

The Frontier Fund

Notes to Financial Statements

As of March 31, 2009 (Unaudited)

1. Organization

The Frontier Fund (the “Trust”), was formed as a Delaware statutory trust on August 8, 2003, with separate Series of Units. Its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances). The Trust is a multi-advisor commodity pool as described in Commodity Futures Trading Commission, or CFTC Regulation § 4.10(d)(2).

The Trust offers eight (8) separate and distinct Series: Balanced Series, Winton Series, Currency Series, Winton/Graham Series, Campbell/ Graham/Tiverton Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series (each, a “Series” and collectively, the “Series”). The Trust may issue additional Series of Units. The Units of each Series are separated into two sub-classes of Units (except for the Balanced Series which are separated into four sub-classes of Units). The Trust, with respect to each Series:

•

engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts) may, from time to time, engage in cash and spot transactions;

•

allocates funds to a subsidiary limited liability trading company or companies (“Trading Company”). Except as otherwise described in these notes each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s assets, make the trading decisions for the assets of each Series vested in such Trading Company. Each Trading Company will segregate its assets from any other Trading Company;

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

The Frontier Fund

Notes to Financial Statements—(Continued)

holder for less than twelve (12) full months, will be subject to a redemption fee of up to three percent (3.0%) of the value of such Units being redeemed. Redemption fees are payable to Equinox Fund Management, LLC as Managing Owner of the Trust.

As of March 31, 2009, the total Units outstanding of each Series of the Trust was 2,948,530 with respect to the Balanced Series, 545,472 with respect to the Winton Series, 751,260 with respect to the Campbell/Graham/Tiverton Series, 146,405 with respect to the Currency Series, 502,952 with respect to the Winton/Graham Series, 58,725 with respect to the Long Only Commodity Series, 578,337 with respect to the Long/Short Commodity Series and 29,440 with respect to the Managed Futures Index Series.

As of March 31, 2009, the Trust, with respect to the Winton/Graham Series, Winton Series, Campbell/Graham/Tiverton Series, Currency Series, Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series offered Units in two separate Classes—Class 1 and Class 2. The Trust, with respect to the Balanced Series, offered Units in four separate Classes—Class 1, Class 2, Class 1a and Class 2a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management.

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

The Frontier Fund

Notes to Financial Statements—(Continued)

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

Certificates of Deposit—Certificates of deposit include interest-bearing instruments issued by U.S Bank National Association, with maturities greater than three months and interest paid at maturity. Certificates of Deposit are allocated to each Series based on their percentage ownership in the pooled cash management assets on the date of the assert purchase. The Trust values the certificates of deposit at face value plus accrued interest, which approximates fair value, and reports these instruments as Level 2 inputs under SFAS 157, Fair Value Measurements.

Custom Time Deposits—Custom time deposits are structured deposit agreements with U.S. Bank National Association that earn a guaranteed fixed interest rate of 3.75% and will mature six months from the deposit date and be subject to automatic six-month rollovers through October 2013. Interest is paid monthly or at least every six months. Unscheduled withdrawals will be subject to certain penalties and other costs up to 1.0% of the amount deposited if withdrawn within the first six months from the deposit date. The withdrawal fee is set a 0.225% for the period from six months to one year subsequent to the deposit date and decreases by .05% increments for each year thereafter through the maturity date. Custom time deposits are allocated to each Series based on their percentage ownership in the pooled cash management assets on the date of the assert purchase. The Trust values the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.23 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to fair value measurements under SFAS 157. The Trust does not believe these instruments are exposed to any significant credit and/or counterparty risk.

Payable to Cash Management Pool—Each of the Series has invested monies into pooled cash management assets from which purchases were made for certificates of deposit, custom time deposits and U.S. Treasury securities. Each Series ownership in these investments is based on its percentage ownership in the pooled cash management assets on the date of their purchase. Because these investments were fixed, subsequent withdrawals of cash from these pooled cash management assets by some Series has resulted in a negative cash position or a “Payable to Cash Management Pool.” These payables will be settled with either additional investments in the cash management pool by the Series with the deficiency of cash or when the underlying investments are liquidated, or both.

Receivable From Futures Commission Merchants—The Trust deposits assets with a broker subject to CFTC Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. The Trust earns interest income on its assets deposited with the broker.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires the Managing Owner to make estimates and assumptions that affect the reported amounts of

The Frontier Fund

Notes to Financial Statements—(Continued)

assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition—Futures, options on futures, forward and swap contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with the Financial Accounting Standards Board Interpretation No. 39—”Offsetting of Amounts Related to Certain Contracts.” Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market. For U.S Treasury Securities, interest is recognized in the period earned and the instruments are marked-to-market daily based on third party information. Certificates of Deposit and Custom Time Deposits are valued at cost and the interest income is recognized in the period earned. Transaction costs are recognized as occurred and reflected separately in the Statement of Operations.

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

Investments and Swaps—The Trust records investment transactions on trade date and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of realized

The Frontier Fund

Notes to Financial Statements—(Continued)

and unrealized gains (losses) on investments in the Statements of Operations. Generally, fair values will be based on quoted market prices; however, in certain circumstances, significant judgments and estimates may be required in determining fair value in the absence of an active market closing price. At March 31, 2009 all investments in futures and forward contracts were based on quoted market prices. The valuation of investments in swap contracts (“Swaps”) involves estimates.

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

Income Taxes—The Trust applies the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the years ended December 31, 2008 and 2007. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Fees and Expenses—All management fees, incentive fees, and service fees of the Trust are paid to the Managing Owner. Additionally, the trading fees are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, as well as all other operating expenses and continuing offering costs of the Trust. Incentive fees are recorded on the books of the relevant Series from estimates and are subsequently trued up to actual before being paid to the Trading Advisors. Any

The Frontier Fund

Notes to Financial Statements—(Continued)

differences are then recorded on the Series books in the subsequent month. Therefore, in a period in which no incentive fees are earned, a negative incentive fee expense is sometimes reported, which is the result of an adjustment of a prior period.

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

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed for such prepayment by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months.

Pending Owner Additions—Funds received for new subscriptions and for additions to existing owner interests are recorded as capital additions at the NAV per unit of the second business day following receipt.

Statement of Cash Flows—The Trust has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102, Statements of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

Recently Adopted Accounting Pronouncements—In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51 (“SFAS 160”), to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 became effective on January 1, 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of desegregations that will be required in an entity’s financial statements. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective prospectively for financial statements issued for

The Frontier Fund

Notes to Financial Statements—(Continued)

fiscal years and interim periods beginning after November 15, 2008, or the Trust’s first quarter ending March 31, 2009. As this pronouncement is only disclosure-related, it did not have an impact on the financial position and results of operations. Disclosures required by SFAS No. 61 have already been included in the financial statements of this document.

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

Recently Issued Accounting Pronouncements— In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to adopt FSP FAS 115-4 effective for the quarter ending June 30, 2009. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position and results of operations.

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

The Frontier Fund

Notes to Financial Statements—(Continued)

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

Certificates of Deposit. These instruments are time deposits with maturities of greater than three months issued by a banking institution. Management values the certificates of deposit at face value plus accrued interest and reports these instruments as Level 2 inputs. Certificates of deposits are allocated to each Series based on their percentage ownership in the pooled cash management assets on the date of the asset purchase.

Investment in Unconsolidated Trading Companies. This investment represents the fair value of the allocation of net assets, consisting of futures, forwards and options, to each respective Series relative to its trading allocations to unconsolidated Trading Companies.

The Frontier Fund

Notes to Financial Statements—(Continued)

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value: The Trust, under the same management as the Trading Companies, has the benefit of full look through to the assets underlying the positions listed in the following table as “Investment in Unconsolidated Trading Companies”, and as such maintains this line item as the same Level 1 input as all of the underlying positions on the financial statements of the Trading Companies.

March 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Balanced Series
Open Trade Equity	$(386,414)	$17,807,867	$—	$17,421,453
Swap Contracts	—	—	52,389,649	52,389,649
Investment in Unconsolidated Trading Companies	24,753,544			24,753,544
U.S. Treasury Securities	42,359,818	—	—	42,359,818
Certificate of Deposits		34,278,103		34,278,103
Winton Series
Open Trade Equity	(219,487)	—	—	(219,487)
U.S. Treasury Securities	12,730,568	—	—	12,730,568
Certificate of Deposits		14,163,068		14,163,068
Campbell/Graham/Tiverton Series
Open Trade Equity	(297,635)	—	—	(297,635)
Investment in Unconsolidated Trading Companies	10,375,180			10,375,180
U.S. Treasury Securities	9,200,051	—	—	9,200,051
Certificate of Deposits		12,936,539		12,936,539
Currency Series
Open Trade Equity	(137,696)			(137,696)
Swap Contracts	—	—	7,874,757	7,874,757
U.S. Treasury Securities	3,707,075	—	—	3,707,075
Certificate of Deposits		3,525,573		3,525,573
Winton/Graham Series
Investment in Unconsolidated Trading Companies	6,126,175			6,126,175
U.S. Treasury Securities	1,320,418	—	—	1,320,418
Certificate of Deposits		8,722,351		8,722,351
Long Only Commodity Series
Swap Contracts	—	510,257	—	510,257
U.S. Treasury Securities	1,232,758	—	—	1,232,758
Certificate of Deposits		443,222		443,222
Long/Short Commodity Series
Open Trade Equity	26,577,870	12,750	—	26,590,620
U.S. Treasury Securities	10,427,989	—	—	10,427,989
Certificate of Deposits		10,982,944		10,982,944
Managed Futures Index Series
Investment in Unconsolidated Trading Companies	1,251,604			1,251,604
U.S. Treasury Securities	132,743	—	—	132,743
Certificate of Deposits		491,137		491,137

The Frontier Fund

Notes to Financial Statements—(Continued)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap Contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the consolidated statement of operations. During the three months ended March 31, 2009 all identified Level 3 assets are components of both the Balanced Series and the Currency Series.

	Balanced Series	Currency Series
Swap Contracts	For The Three Months Ended March 31, 2009	For The Three Months Ended March 31, 2009
Balance of recurring Level 3 assets as of January 1, 2009	$53,072,334	$9,122,121
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(682,685)	(1,247,364)
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of March 31, 2009	$52,389,649	$7,874,757

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of March 31, 2009, approximately 8.5% of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

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

The Frontier Fund

Notes to Financial Statements—(Continued)

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

The Trust has invested in the following Swaps as of March 31, 2009:

	Option Basket Balanced Series	Option Basket Currency Series	Reuters/Jefferies CRB Index	Jefferies Commodity Performance Index
Series:	Balanced	Currency	Long Only	Long Only
Counterparty	Company A	Company B	Company C	Company C
Notional Amount	$79,158,706	$25,874,757	$1,900,000	$1,900,000
Termination Date	November 6, 2012	July 26, 2013	February 26, 2010	February 26, 2010

Investee Returns	Total Return	Total Return	Total Return	Total Return
Realized Gain/(Loss) on Option/Swap Contracts	$—	$—	$(78,910)	$(147,336)
Unrealized Gain/(Loss) on Option/Swap Contracts	$(682,685)	$(1,247,364)	$—	$—
Fair value of Swap Contracts at 03/31/2009	$52,389,649	$7,874,757	$268,505	$241,752

5. Investments in Unconsolidated Trading Companies

The following table summarizes the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Winton/Graham Series and Managed Futures Index Series investments in unconsolidated Trading Companies as of March 31, 2009, and December 31, 2008. These investments represent cash and open trade equity invested in the Trading Companies by the Series and cumulative trading profits or losses allocated to the Series by the Trading Companies. Trading Companies allocate trading profits or losses on the basis of the proportion of each Series’ capital allocated for trading to each respective Trading Company, including both cash and notional funds, which bears no relationship to the amount of cash invested by the Series in the Trading Company.

	As of March 31, 2009		As of December 31, 2008
Trading Company	Percentage of Series Net Assets Invested in Trading Co.	Fair Value	Percentage of Series Net Assets Invested in Trading Co.	Fair Value
Balanced Series -
Frontier Trading Company II, LLC and Frontier Trading Company VII, LLC	6.43%	$25,053,544	5.85%	$19,528,370

Campbell/Graham/Tiverton Series -
Frontier Trading Company I, LLC and Frontier Trading Company VI, LLC	12.35%	$10,675,180	11.01%	$8,559,112

Winton/Graham Series -
Frontier Trading Company II, LLC and Frontier Trading Company V, LLC	10.45%	$6,126,175	8.65%	$4,342,658

Managed Futures Index Series -
Frontier Trading Company IX, LLC	33.45%	$1,251,604	22.66%	$770,967

The Frontier Fund

Notes to Financial Statements—(Continued)

The following tables summarize the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Winton/Graham Series and Managed Futures Index Series equity in earnings from Trading Companies for the three months ended March 31, 2009, and 2008.

	Three Months Ended March 31, 2009				Three Months Ended March 31, 2008
Trading Company	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)
Balanced Series - Frontier Trading Company II, LLC	$(5,363)	$320,736	$(600,715)	$(285,342)	—	—	—	—

Balanced Series - Frontier Trading Company VII, LLC	$(247,289)	$(4,416,913)	$11,859,723	$7,195,521	$(269,115)	$(32,476,467)	$35,663,138	$2,917,556

Total	$(252,652)	$(4,096,177)	$11,259,008	$6,910,179	$(269,115)	$(32,476,467)	$35,663,138	$2,917,556

Winton Series - Frontier Trading Company II, LLC	—	—	—	—	$(34,939)	$6,825,921	$(1,092,707)	$5,698,275

Campbell/Graham/Tiverton Series -
Frontier Trading Company I, LLC	$(14,679)	$3,050,980	$(3,444,303)	$(408,002)	—	—	—	—
Frontier Trading Company VI, LLC	$(5,323)	$249,100	$(353,012)	$(109,235)	$(9,430)	$425,842	$172,890	$589,302

Total	$(20,002)	$3,300,080	$(3,797,315)	$(517,237)	$(9,430)	$(425,842)	(172,890)	$589,302

Winton/Graham Series - Frontier Trading Company II, LLC	$(3,949)	$120,938	$(386,551)	$(269,562)	—	—	—	—
Frontier Trading Company V, LLC	$(33,767)	$(411,214)	$(110,073)	$(555,054)	$(12,400)	$1,078,826	$125,490	$1,191,916

Total	$(37,716)	$(290,276)	$(496,624)	$(824,616)	$(12,400)	$1,078,826	$125,490	$1,191,916

Managed Futures Index Series - Frontier Trading Company IX, LLC	$(1,732)	$(118,203)	$(82,075)	$(202,010)	$(974)	$113,254	($10,999)	$101,281

The Frontier Fund

Notes to Financial Statements—(Continued)

The statements of financial condition as of March 31, 2009, and December 31, 2008, for the unconsolidated Trading Companies are as follows:

Statements of Financial Condition - March 31, 2009	Frontier Trading Company V LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX LLC
Cash held at futures commodities merchants	$7,845,707	$9,817,013	$1,691,344
Open trade equity	(297,635)	(306,931)	(43,997)

Total assets	$7,548,072	$9,510,082	$1,647,347

Members’ equity	$7,548,072	$9,510,082	$1,647,347

Statements of Financial Condition - December 31, 2008	Frontier Trading Company V LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX LLC
Cash held at futures commodities merchants	$5,221,709	$6,271,352	$1,794,715
Open trade equity	(111,526)	109,880	203,419

Total assets	$5,110,183	$6,381,232	$1,998,134

Members’ equity	$5,110,183	$6,382,232	$1,998,134

The statements of income for the three months ended March 31, 2009 and 2008 for the unconsolidated Trading Companies are as follows:

Statements of Income - For the Three Months Ended March 31, 2009	Frontier Trading Company V LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX LLC
Interest income	$1,781	$8,663	$2,563
Net realized gain (loss) on investments, less commissions	(721,678)	491,120	(348,820)
Change in open trade equity	(186,103)	(416,822)	(247,416)

Net income (loss)	$(906,000)	$82,961	$(593,673)

Statements of Income - For the Three Months Ended March 31, 2008	Frontier Trading Company II LLC	Frontier Trading Company V LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX LLC
Interest income	$115,555	$122,787	$139,410	$28,186
Net realized gain (loss) on investments, less commissions	12,564,303	3,973,923	1,119,344	1,215,277
Change in open trade equity	(1,715,097)	431,921	782,480	(63,268)

Net income (loss)	$10,964,761	$4,528,631	$2,041,234	$1,180,195

6. Transactions with Affiliates

The Managing Owner contributes funds to the Trust in order to have a 1% interest in the aggregate capital, profits and losses of all Series and in return will receive units designated as general units in the Series in which the Managing Owner invests such funds. The general units may only be purchased by the Managing Owner and may be subject to no advisory fees or advisory fees at reduced rates. Otherwise, the general units hold the same rights as the limited units. The Managing Owner is required to maintain at least a 1% interest (“Minimum

The Frontier Fund

Notes to Financial Statements—(Continued)

Purchase Commitment”) in the aggregate capital, profits and losses of all Series so long as it is acting as the Managing Owner of the Trust. Such contribution was made by the Managing Owner before trading commenced for the Trust and will be maintained throughout the existence of the Trust, and the Managing Owner will make such purchases as are necessary to effect this requirement. Additionally, during 2006, the Managing Owner agreed with certain regulatory bodies to maintain a 1% interest specifically in the Balanced Series Class 1a Units and Balanced Series Class 2a Units, aggregated, and each of the Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series. The 1% interest in these specific Series is included in computing the Minimum Purchase Commitment in aggregate capital. In addition to the General Units the Managing Owner receives in respect of its Minimum Purchase Commitment, the Managing Owner may purchase Limited Units in any Series as a Limited Owner. Principals of the Managing Owner or affiliates are allowed to own beneficial interests in the Trust as well. All Units purchased by the Managing Owner are held for investment purposes only and not for resale. The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner. The Trust has and will continue to have certain relationships with the Managing Owner and its affiliates.

The Balanced Series, in order to make investments in the Currency Series, advances funds to such Series, for the purpose of investing in the respective Trading Company for such Series on behalf of the Balanced Series.

The following table summarizes the Balanced Series advances to and reductions from the Currency Series of the Trust for the three months ending March 31, 2009.

Balanced Series

Summary by Quarter

2009

Inter-series receivables January 1, 2009	$14,679,460
Additions during period	—
Reduction during period	—
Net change in Inter-series receivables	(745,512)

Inter-series receivables March 31, 2009	$13,933,948

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

The Frontier Fund

Notes to Financial Statements—(Continued)

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

In addition, with respect to Class 1 of each Series, the Series pays monthly to the Managing Owner a service fee at an annualized rate of up to 3.0% (2% for the Long Only Commodity Series and Managed Futures Index Series) of NAV, which the Managing Owner pays to selling agents of the Trust.

The following table summarizes fees earned by the Managing Owner for the three months ended March 31, 2009.

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee
Balanced	$396,634	$542,600	$2,116,645	$2,071,543
Winton	390,305	97,591	(21,347)	450,660
Campbell/Graham/Tiverton	565,467	113,272	(2,140)	525,404
Currency	42,024	44,207	—	84,714
Winton/Graham	277,272	55,514	(5,804)	298,184
Long Only Commodity	11,995	4,851	—	15,386
Long/Short Commodity	612,333	88,283	675,735	350,260
Managed Futures Index	16,985	4,246	—	10,412

The following table summarizes fees payable to the Managing Owner as of March 31, 2009.

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee
Balanced	$70,626	$99,014	$2,242,873	$217,551
Winton	61,901	16,226	—	50,246
Campbell/Graham/Tiverton	90,965	20,194	—	63,483
Currency	7,100	7,661	—	6,762
Winton/Graham	61,911	14,382	—	11,349
Long Only Commodity	4,109	1,644	—	3,903
Long/Short Commodity	109,931	16,991	658,601	31,561
Managed Futures Index	5,523	1,381	—	1,659

With respect to the service fees, the initial service fee (for the first 12 months) relating to a sale of the Units is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale. Since the Managing Owner is prepaying the initial service fee for the first year and is being reimbursed for such payment by the Series monthly in arrears based upon a corresponding percentage of net asset value, it bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof which may result from variations in net asset value over the following 12 months. For the three months ended March 31, 2009, due to variations in net asset values, amounts paid or payable to the Managing Owner for the difference in monthly service fees from the prepaid initial service fees was $34,353 for the Balanced Series, $10,377 for the Winton/Graham Series, $10,585 for the Campbell/Graham/Tiverton Series, $800 for the Managed Futures Index Series and $49,359 for the Winton Series. For the three months ended March 31, 2009, amounts received or receivable from the Managing Owner for the difference in monthly service fees from prepaid initial service fees was $2,083 for the Currency Series, $3,257 from the Long Only Commodity Series and $11,384 from the Long/Short Commodity Series.

The Frontier Fund

Notes to Financial Statements—(Continued)

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham/Tiverton Series, Currency Series and Winton/Graham Series. In addition, if interest rates fall below 0.75% (calculated daily based on each Series’ Net Asset Value), the Managing Owner will be paid the difference between the Trust’s annualized interest income allocated to the foregoing Series and 0.75%. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. During the three months ended March 31, 2009, the Trust paid $2,627,597 of such interest income to the Managing Owner.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the net asset value of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $396,399 for the three months ended March 31, 2009. Additionally, The Bornhoft Group Corporation provides office space to the Managing Owner, prorates office expenses, and advances certain direct expenses on behalf of the Managing Owner. Under this agreement, the Managing Owner reimbursed The Bornhoft Group Corporation $151,011 for the three months ended March 31, 2009.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $713,519 for the three months ended March 31, 2009.

Equinox Distributors, Inc. a wholly owned subsidiary of the Managing Owner serves as wholesaler of the Trust by marketing to broker/dealer organizations. Its results are consolidated with the Managing Owner.

7. Financial Highlights

The following information presents the financial highlights of the Fund for the three months ended March 31, 2009 and 2008. This data has been derived from information presented in the financial statements.

	Balanced				Winton
	Class 1	Class 1a	Class 2	Class 2a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2008	$125.17	$112.09	$142.44	$121.30	$130.41	$140.04
Net operating results:
Interest income	0.04	0.03	0.04	0.03	0.37	0.39
Expenses	(2.02)	(1.81)	(1.24)	(1.06)	(1.79)	(0.90)
Net gain/(loss) on investments, net of minority interests	2.02	1.55	2.30	1.67	(1.55)	(1.67)
Net income	0.04	(0.23)	1.10	0.65	(2.98)	(2.18)
Net asset value, March 31, 2009	$125.21	$111.86	$143.54	$121.95	$127.43	$137.86

Ratios to average net assets (3)
Net investment gain/(loss)	-6.38%	-6.38%	-3.38%	-3.38%	-4.46%	-1.47%
Expenses before incentive fees	4.07%	4.07%	1.07%	1.07%	5.72%	2.72%
Expenses after incentive fees	6.49%	6.49%	3.49%	3.49%	5.60%	2.60%
Total return before incentive fees (2)	0.53%	0.23%	1.22%	0.86%	-2.28%	-1.59%
Total return after incentive fees (2)	-0.07%	-0.37%	0.63%	0.26%	-2.25%	-1.56%

The Frontier Fund

Notes to Financial Statements—(Continued)

	Campbell/Graham/Tiverton		Currency		Winton/Graham
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2008	$110.54	$124.14	$96.19	$109.30	$116.18	$131.49
Net operating results:
Interest income	0.20	0.22	0.12	0.14	0.21	0.24
Expenses	(1.75)	(1.05)	(1.25)	(0.64)	(1.54)	(0.78)
Net gain/(loss) on investments, net of minority interests	(1.36)	(1.54)	(4.43)	(5.05)	(1.73)	(1.96)
Net income	(2.91)	(2.37)	(5.56)	(5.55)	(3.06)	(2.50)
Net asset value, March 31, 2009	$107.63	$121.77	$90.63	$103.75	$113.12	$128.99

Ratios to average net assets (3)
Net investment gain/(loss)	-5.71%	-2.71%	-4.92%	-1.92%	-4.67%	-1.68%
Expenses before incentive fees	6.46%	3.46%	5.45%	2.45%	5.45%	2.46%
Expenses after incentive fees	6.44%	3.44%	5.45%	2.45%	5.41%	2.42%
Total return before incentive fees (2)	-2.66%	-2.24%	-5.94%	-5.22%	-2.92%	-1.91%
Total return after incentive fees (2)	-2.66%	-2.24%	-5.94%	-5.22%	-2.91%	-1.90%

	Long Only Commodity		Long/Short Commodity		Managed Futures Index
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2008	$70.31	$74.46	$100.39	$109.28	$132.18	$139.70
Net operating results:
Interest income	0.32	0.34	0.64	0.69	0.53	0.56
Expenses	(0.61)	(0.30)	(3.14)	(2.60)	(1.41)	(0.82)
Net gain/(loss) on investments, net of minority interests	(3.98)	(4.22)	6.26	6.83	(7.62)	(8.11)
Net income	(4.27)	(4.18)	3.75	4.92	(8.50)	(8.37)
Net asset value, March 31, 2009	$66.04	$70.28	$104.14	$114.20	$123.68	$131.33

Ratios to average net assets (3)
Net investment gain/(loss)	-1.78%	0.21%	-9.89%	-6.89%	-2.77%	-0.77%
Expenses before incentive fees	3.74%	1.75%	7.78%	4.78%	4.46%	2.46%
Expenses after incentive fees	3.74%	1.75%	12.39%	9.40%	4.46%	2.46%
Total return before incentive fees (2)	-6.43%	-5.76%	4.76%	5.51%	-6.49%	-6.36%
Total return after incentive fees (2)	-6.43%	-5.76%	3.63%	4.38%	-6.49%	-6.36%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

The Frontier Fund

Notes to Financial Statements—(Continued)

	Balanced Series				Winton Series
	Class 1	Class 1a	Class 2	Class 2a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2008	$101.46	$90.90	$112.00	$95.47	$113.83	$118.61
Net operating results:
Interest income	0.29	0.26	0.32	0.27	0.31	0.32
Expenses	(2.85)	(2.55)	(2.29)	(1.95)	(3.73)	(2.95)
Net gain/(loss) on investments, net of minority interests	9.07	8.07	10.05	8.51	14.19	14.82
Net income	6.51	5.78	8.08	6.83	10.77	12.19
Net asset value, March 31, 2008	$107.97	$96.68	$120.08	$102.30	$124.60	$130.80

Ratios to average net assets (3)
Net investment gain/(loss)	-9.85%	-9.85%	-6.82%	-6.82%	-11.36%	-8.37%
Expenses before incentive fees	4.42%	4.42%	1.39%	1.39%	5.08%	2.09%
Expenses after incentive fees	10.96%	10.96%	7.93%	7.93%	12.38%	9.39%
Total return before incentive fees (2)	7.89%	7.49%	8.69%	7.96%	10.35%	11.54%
Total return after incentive fees (2)	6.26%	5.86%	7.06%	6.33%	8.53%	9.72%

	Campbell/Graham Series		Currency		Graham Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2008	$91.90	$100.20	$100.66	$111.00	$95.04	$104.37
Net operating results:
Interest income	0.25	0.27	0.38	0.42	0.24	0.27
Expenses	(2.04)	(1.46)	(1.35)	(0.64)	(3.36)	(2.94)
Net gain/(loss) on investments, net of minority interests	6.53	7.13	6.81	7.54	13.95	15.44
Net income	4.74	5.94	5.84	7.32	10.83	12.77
Net asset value, March 31, 2008	$96.64	$106.14	$106.50	$118.32	$105.87	$117.14

Ratios to average net assets (3)
Net investment gain/(loss)	-7.63%	-4.63%	-3.78%	-0.77%	-12.53%	-9.76%
Expenses before incentive fees	5.86%	2.85%	5.28%	2.26%	5.47%	2.69%
Expenses after incentive fees	8.69%	5.69%	5.28%	2.26%	13.50%	10.73%
Total return before incentive fees (2)	5.78%	6.41%	5.85%	6.53%	12.19%	13.29%
Total return after incentive fees (2)	5.07%	5.71%	5.85%	6.53%	10.19%	11.28%

The Frontier Fund

Notes to Financial Statements—(Continued)

	Long Only Commodity		Long/Short Commodity		Managed Futures Index
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2008	$110.79	$115.04	$101.47	$107.19	$100.59	$104.42
Net operating results:
Interest income	0.68	0.71	0.61	0.64	0.62	0.64
Expenses	(1.12)	(0.55)	(3.25)	(2.59)	(1.15)	(0.62)
Net gain/(loss) on investments, net of minority interests	11.93	12.40	10.42	11.03	11.08	11.51
Net income	11.49	12.56	7.78	9.08	10.55	11.53
Net asset value, March 31, 2008	$122.28	$127.60	$109.25	$116.27	$111.14	$115.95

Ratios to average net assets (3)
Net investment gain/(loss)	-1.48%	0.52%	-9.82%	-6.83%	-1.93%	0.07%
Expenses before incentive fees	3.77%	1.77%	6.22%	3.22%	4.18%	2.18%
Expenses after incentive fees	3.77%	1.77%	12.08%	9.08%	4.18%	2.18%
Total return before incentive fees (2)	9.42%	9.79%	8.37%	8.99%	9.28%	10.01%
Total return after incentive fees (2)	9.42%	9.79%	6.91%	7.53%	9.28%	10.01%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

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

The Frontier Fund

Notes to Financial Statements—(Continued)

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

Introduction

The following discussion and tables should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our 2008 Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Trust, with respect to each Series of Units, engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments (including Swaps) and may, from time to time, engage in cash and spot transactions and allocates funds to a subsidiary limited liability trading company (each a “Trading Company”). Each Trading Company has one-year renewable contracts with its own independent Trading Advisor(s) that will manage all or a portion of the applicable Trading Company’s assets, and make the trading decisions for the assets of each Series vested in such Trading Company (other than the Long Only Commodity Series which invests only in Swaps referencing two indexes). The assets of each Trading Company will be segregated from the assets of each other Trading Company. The Trust has an investment objective of increasing the value of the Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies).

As of March 31, 2009 the Trust had eight separate Series of Units issued and outstanding: the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Currency Series, Winton/Graham Series, Long Only Commodity Series, Long/Short Commodity Series and the Managed Futures Index Series. Each Series of Units had two separate sub-classes issued and outstanding—Class 1 and Class 2 (except for the Balanced Series, which has four sub-classes– Class 1, Class 1a, Class 2 and Class 2a).

Critical Accounting Policies and Estimates

The financial statements of the Trust in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update the Trust’s 2008 Annual Report on Form 10-K (“Form 10-K”). These financial statements do not include all of the information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods. Accordingly, they should be read in conjunction with the financial information contained in the Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of results that may be expected for the full year or any future period.

The Trust’s critical accounting policies and related estimates and judgments underlying the financial statements are as identified below.

Investment and Swap Transactions and Valuation—The Trust records investment transactions on a trade date basis and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) and unrealized equity in earnings on investments in each Series in the Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates may be required in determining fair value in the absence of an active market closing price.

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

Each Series allocates funds to a Trading Company, or Trading Companies, which allocate all of their daily trading profits or losses to the Series in proportion to each Series’ funds allocated to the Trading Company, adjusted on a daily basis. As of March 31, 2009, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Trading Companies.

Interest Income—Interest income from all sources, including assets held at clearing brokers and cash and cash equivalents held at banks, is aggregated and allocated across all Series in proportion to their daily NAV.

In applying these policies, the Managing Owner may make judgments that can frequently require estimates about matters that are inherently uncertain.

Investment Transactions and Valuation

The Managing Owner has evaluated the nature and type of transactions processed and estimates that it makes in preparing the Trust’s financial statements and related disclosures and has adopted SFAS 157, Fair Value Measurements, and implemented the framework for measuring fair value for assets and liabilities.

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

In addition, the Trust monitors counterparty credit risk and incorporates any identified risk factors when assigning input levels to underlying financial assets or liabilities. In that regard SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical financial assets and the lowest priority to unobservable inputs. A full disclosure of the fair value hierarchy is presented in Note 3 of the financial statements - Fair Value Measurements.

Custom Time Deposits and Certificates of Deposit

Custom time deposits and certificates of deposit are allocated to each Series based on the Series’ percentage ownership in the pooled cash management assets on the date of the asset purchase. The Trust values the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.23 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to fair value measurements under SFAS 157. The Trust values the certificates of deposit at face value plus accrued interest and reports these instruments as Level 2 inputs under SFAS 157, Fair Value Measurements.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At March 31, 2009, cash deposited at the clearing brokers was $50,135,999 for the Balanced Series, $7,845,707 for the Campbell/Graham/Tiverton Series, $706,648 for the Currency Series, 26,590,620 for the Long/Short Commodity Series and $9,304,919 for the Winton Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each week. Currently, this amount is estimated to be 0.20%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the United States, or by a person controlled by or supervised by and acting as an instrumentality of the government of the United States pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham/Tiverton Series, Currency Series, and Winton/Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 20% of the Trust’s assets are expected to be committed as required margin for futures contracts and forward and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held in either U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds, certificates of deposit (under nine months) and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. Federally chartered banks. As of March 31, 2009, total cash and cash equivalents (including payables to cash management pool), custom time deposits and certificate of deposits held at banking institutions were $194,815,546 for the Balanced Series, $58,522,810 for the Winton Series, $59,668,820 for the Campbell/Graham/Tiverton Series, $15,520,214 for the Currency Series, $52,960,748 for the Winton/Graham Series, $2,263,022 for the Long Only Commodity Series, $56,375,818 for the Long/Short Commodity Series and $2,423,058 for the Managed Futures Index Series.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Market Conditions for Three Months Ended March 31, 2009

January 2009

Interest Rates

The Federal Open Market Committee decided to keep its target range for the federal funds rate at 0 to 0.25 percent in January, as economic data suggested that the economy has weakened further. The Federal Open Market Committee continued to purchase large quantities of agency debt and mortgage-backed securities to provide support to the mortgage and housing markets, and announced that it will employ all available tools to promote sustainable economic growth, including possibly purchasing long-term U.S. Treasury notes. U.S. interest rate futures, as well as European interest rate futures, finished mixed for the month.

Currencies

The U.S. Dollar strengthened against most other major currencies in January. The U.S. Dollar Index recouped the December loss and finished the month up 5.8%. The Euro and the British Pound weakened against the U.S. Dollar, finishing lower by -8.3% and -0.6% respectively for the month. The Australian Dollar and the Canadian Dollar also weakened again their U.S. counterpart, finishing down 9.6% and 0.7% respectively. The Swiss Franc weakened against the U.S. Dollar, down 7.7% and the Japanese Yen gained against the U.S. dollar, up 0.9%.

Stock Indices

All major U.S. and European stock indices weakened in January. The Dow Jones Industrial Average (DJIA) finished the month down 8.8%, and the S&P 500 Index and NASDAQ Composite Index dropped 8.6% and 6.4% respectively in January. The DJIA, S&P 500 Index and NASDAQ Composite Index have dropped 30.7%, 35.6% and 37.6% respectively since August 2008. In Europe, FTSE index futures finished down 6.8%, CAC-40 futures dropped 8.4% and DAX index futures finished lower by 10.3% for the month.

Energy

Crude oil futures for March delivery finished the month down 14.2%. Crude oil futures have dropped more than 60.7% since August last year. Natural gas futures and heating oil futures for March delivery dropped as well, finishing lower by 21.9% and 2.3%. Gasoline futures prices finished the month up 14.3%.

Metals

Gold futures for April delivery finished up 4.9% settling at $928/oz. Silver, platinum and palladium futures also finished higher, up 11.2%, 5.3% and 2.4% respectively. Copper futures finished higher by 4.1%.

Agriculturals

Corn and wheat futures for March delivery weakened in January, finishing down 6.9% and 7.0% respectively. Rough rice futures dropped sharply during the month, finishing lower by 22.8%. Soybean oil futures dropped 2.6% and soybean futures for March delivery finished the month unchanged. Cocoa futures and coffee futures for March 2009 delivery finished the month higher by 4.0% and 6.1% respectively. Lumber futures continued its downward path finishing lower by 21.1% for the month.

February 2009

Interest Rates

European rate futures continued to climb on bad news regarding toxic assets in European banks, U.S. rate futures were flat to slightly down. There is general consensus that much of the bad news about U.S. banks has already been addressed, while Europe is still to deal with its toxic asset problems.

Currencies

The U.S. Dollar strengthened against most other major currencies in February. The U.S. Dollar Index continued its January gains and finished February up 2.3%. The Euro and the British Pound continued their declines against the U.S. Dollar, finishing lower by 1.2% and 1.6% respectively for the month.

Stock Indices

All major U.S. and European stock indices continued their dramatic declines in February, as the new U.S. administration struggled with resolving the complex economic issues before the nation, and passed a huge spending bill in an attempt to stimulate the economy. The DJIA plummeted 11.7%, with global markets responding to the economic downturn.

Energy

Crude oil and natural gas futures continued their declines in February on continuing weak demand.

Metals

Gold futures for April delivery finished up 1.5% for the month. Silver, platinum and palladium futures also finished higher, up 4.2%, 9.5% and .66% respectively. Copper futures finished higher by 3.7%.

Agriculturals

Corn and wheat futures for May continued their declines in February, finishing down 8.0% and 10.2% respectively. The soybean complex was down for the month, with meats mixed. With the softs, sugar showed a 5.6% gain, and cotton, coffee, and cocoa showing substantial declines.

March 2009

Interest Rates

The Federal Open Market Committee decided on March 18th to maintain the target range for the federal funds rate at 0 to 0.25%, and anticipates that the weak economic conditions are likely to warrant exceptionally low levels of the federal funds rate for an extended period of time. To support the mortgage lending and housing markets, the Federal Open Market Committee decided to increase the size of the Federal Reserve’s balance sheet further by purchasing an additional $750 billion of agency mortgage-backed securities, bringing its total purchases of these securities to up to $1.25 trillion this year. In addition, the Committee decided to increase its purchases of agency debt this year to a total of $200 billion and to purchase up to $300 billion of longer-term Treasury securities over the next six months. U.S. interest rate futures, as well as European interest rate futures, finished higher for the month.

Currencies

The U.S. Dollar weakened against most other major currencies in March. The U.S. Dollar Index finished the month down 2.7%. The Euro and the Swiss Franc strengthened against the U.S. Dollar, finishing up 4.6% and 2.7% respectively. The Australian Dollar and the Canadian Dollar also strengthened against their U.S. counterpart, finishing up 8.2% and 1.2% respectively. The Japanese Yen weakened against the U.S. Dollar, down 1.4% and British Pound finished the month nearly unchanged against the U.S. Dollar.

Stock Indices

All major U.S. and European stock indices strengthened in March. The DJIA finished the month up 7.7%, and the S&P 500 Index and NASDAQ Composite Index gained 8.5% and 10.9% respectively. In Europe, FTSE index futures finished up 3.6%, CAC-40 futures gained 4.6% and DAX index futures finished higher by 6.5% for the month.

Energy

Crude oil futures, heating oil futures and gasoline futures for May delivery finished the month up 5.9%, 7.1% and 3.6% respectively. Natural gas futures finished the month down 11.7%.

Metals

Gold futures for June delivery finished the month down 2.1% settling at $925/oz. Silver futures also finished lower for the month, down 1.0%. Platinum, palladium and copper futures finished higher in March, up 3.6%, 11.8% and 19.9% respectively.

Agriculturals

Corn and soybean futures for May delivery strengthened in March, finishing up 12.7% and 9.2% respectively. Cotton, cocoa and coffee futures for May delivery finished the month higher by 7.4%, 8.4% and 3.4% respectively. Live cattle and lean hogs finished the month slightly down.

Market Conditions for Three Months Ended March 31, 2008

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

Balanced Series

2009

The Balanced Series – Class 1 Net Asset Value neither gained nor lost for the three months ended March 31, 2009, net of fees and expenses; the Balanced Series – Class 1a Net Asset Value lost 0.2% for the three months ended March 31, 2009, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value gained 0.8% for the three months ended March 31, 2009, net of fees and expenses; the Balanced Series – Class 2a Net Asset Value gained 0.5% for the three months ended March 31, 2009, net of fees and expenses.

For the three months ended March 31, 2009, the Balanced Series recorded net gain on investments of $4,556,262, net interest of $99,001, and total expenses of $5,127,422, resulting in a net increase in Owners’ capital from operations of $247,088 after minority interests of $ 719,247. The Net Asset Value per Unit, Class 1, increased from

$125.17 at December 31, 2008, to $125.21 at March 31, 2009. For Class 1a, the Net Asset Value per Unit decreased from $112.09 at December 31, 2008, to $111.86 at March 31, 2009. The Net Asset Value per Unit, Class 2, increased from $142.44 at December 31, 2008, to $143.54 March 31, 2009. For Class 2a, the Net Asset Value per Unit increased from $121.30 at December 31, 2008, to $121.95 at March 31, 2009. Total Class 1 subscriptions and redemptions for the three months were $39,926,756 and $8,463,922, respectively. Total Class 1a subscriptions and redemptions for the three month period were $1,900,154 and $233,504, respectively. Total Class 2 subscriptions and redemptions for the three months were $13,084,122 and $2,664,595, respectively. Total Class 2a subscriptions and redemptions for the three month period were $463,000 and $24,423, respectively. Ending capital at March 31, 2009, was $287,834,027 for Class 1, $9,770,203 for Class 1a, $77,983,054 for Class 2 and $2,330,389 for Class 2a. At December 31, 2008, ending capital was $256,550,829 for Class 1, $8,136,165 for Class 1a, $67,109,662 for Class 2 and $1,886,351 for Class 2a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Balanced Series

2008

The Balanced Series – Class 1 Net Asset Value gained 6.4% for the three months ended March 31, 2008, net of fees and expenses; the Balanced Series – Class 1a Net Asset Value gained 6.4% for the three months ended March 31, 2008, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value gained 7.2% for the three months ended March 31, 2008, net of fees and expenses; the Balanced Series – Class 2a Net Asset Value gained 7.2% for the three months ended March 31, 2008, net of fees and expenses.

For the three months ended March 31, 2008, the Balanced Series recorded net gain on investments of $28,484,724, net interest of $698,149, and total expenses of $6,571,937, resulting in a net increase in Owners’ capital from operations of $16,222,078 after minority interests of ($6,388,858). The Net Asset Value per Unit, Class 1, increased from $101.46 at December 31, 2007, to $107.97 at March 31, 2008. For Class 1a, the Net Asset Value per Unit increased from $90.90 at December 31, 2007, to $96.68 at March 31, 2008. The Net Asset Value per Unit, Class 2, increased from $112.00 at December 31, 2007, to $120.08 at March 31, 2008. For Class 2a, the Net Asset Value per Unit increased from $95.47 at December 31, 2007, to $102.30 at March 31, 2008. Total Class 1 subscriptions and redemptions for the three months were $2,749,637 and $18,629,627, respectively. Total Class 1a subscriptions and redemptions for the three month period were $125,553 and $339,417, respectively. Total Class 2 subscriptions and redemptions for the three months were $547,393 and $1,955,823, respectively. Total Class 2a subscriptions and redemptions for the three month period were $8,900 and $48,985, respectively. Ending capital at March 31, 2008, was $201,374,918 for Class 1, $5,778,741 for Class 1a, $47,814,080 for Class 2 and $1,296,816 for Class 2a. At December 31, 2007, ending capital was $204,740,748 for Class 1, $5,638,500 for Class 1a, $45,954,042 for Class 2 and $1,251,556 for Class 2a.

During 2008, the Balanced Series, through Frontier Trading Company I LLC, engaged in a fund option transaction, whereby the Balanced Series obtained exposure to the performance of additional commodity funds held by a counterparty to the option, for the purpose of further diversification among trading advisors and styles. The Trust does not have transparency to the underlying investments of these commodity funds, so the returns from this program cannot be characterized.

The Balanced Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2008. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Balanced Series

Winton Series

2009

The Winton Series – Class 1 Net Asset Value lost 2.3% for the three months ended March 31, 2009, net of fees and expenses; the Winton Series – Class 2 Net Asset Value lost 1.6% for the three months ended March 31, 2009, net of fees and expenses.

For the three months ended March 31, 2009, the Winton Series recorded net loss on investments of $1,393,512, net interest of $204,074, and total expenses of $917,209, resulting in a net decrease in Owners’ capital from operations of $1,551,743 after minority interests of 554,904. The Net Asset Value per Unit, Class 1, decreased from $130.41 at December 31, 2008, to $127.43 as of March 31, 2009. The Net Asset Value per Unit, Class 2, decreased from $140.04 at December 31, 2008, to $137.86 as of March 31, 2009. Total Class 1 subscriptions for the three months were $79,311 and redemptions were $2,061,117. Total Class 2 subscriptions and redemptions for the three month period were $0, and $115,823, respectively. Ending capital at March 31, 2009, was $58,931,735 for Class 1 and $11,445,919 for Class 2. Ending capital at December 31, 2008, was $62,283,659 for Class 1 and $11,743,367 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Winton Series

2008

The Winton Series – Class 1 Net Asset Value gained 9.5% for the three months ended March 31, 2008, net of fees and expenses; the Winton Series – Class 2 Net Asset Value gained 10.3% for the three months ended March 31, 2008, net of fees and expenses.

For the three months ended March 31, 2008, the Winton Series recorded net gain on investments of $6,177,411, net interest of $136,321, and total expenses of $1,582,566, resulting in a net increase in Owners’ capital from operations of $4,731,166. The Net Asset Value per Unit, Class 1, increased from $113.83 at December 31, 2007, to $124.60 as of March 31, 2008. The Net Asset Value per Unit, Class 2, increased from $118.61 at December 31, 2007, to $130.80 as of March 31, 2008. Total Class 1 subscriptions for the three months were $13,491,585 and redemptions were $756,130. Total Class 2 subscriptions and redemptions for the three month period were $0, and $176,925, respectively. Ending capital at March 31, 2008, was $52,065,052 for Class 1 and $11,263,805 for Class 2. Ending capital at December 31, 2007, was $35,664,260 for Class 1 and $10,374,901 for Class 2.

The Winton Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2008. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Winton Series

Campbell/Graham/Tiverton Series

2009

The Campbell/Graham/Tiverton Series – Class 1 Net Asset Value lost 2.6% for the three months ended March 31, 2009, net of fees and expenses; the Campbell/Graham/Tiverton Series – Class 2 Net Asset Value lost 1.9% for the three months ended March 31, 2009, net of fees and expenses.

For the three months ended March 31, 2009, the Campbell/Graham/Tiverton Series recorded net loss on investments of $1,581,458, net interest of $144,150, and total expenses of $1,202,003, resulting in a net decrease in Owners’ capital from operations of $2,084,257 after minority interests of $555,054. The Net Asset Value per Unit, Class 1, decreased from $110.540 at December 31, 2008, to $107.63 as of March 31, 2009. The Net Asset Value per Unit, Class 2, decreased from $124.14 at December 31, 2008, to $121.77 as of March 31, 2009. Total Class 1 subscriptions for the three months ended March 31, 2009, were $5,956,208 and redemptions were $1,699,409. Total Class 2 subscriptions and redemptions for the three months ended March 31, 2009, were $2,622,444, and $578,007, respectively. Ending capital at March 31, 2009, was $72,323,161 for Class 1 and $9,658,747 for Class 2. Ending capital at December 31, 2008, was $69,957,155 for Class 1 and $7,807,774 for Class 2.

The Campbell/Graham/Tiverton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Campbell/Graham/Tiverton Series

2008

The Campbell/Graham Series – Class 1 Net Asset Value gained 5.2% for the three months ended March 31, 2008, net of fees and expenses; the Campbell/Graham Series – Class 2 Net Asset Value gained 5.9% for the three months ended March 31, 2008, net of fees and expenses.

For the three months ended March 31, 2008, the Campbell/Graham Series recorded net gain on investments of $5,513,561, net interest of $164,140, and total expenses of $1,302,058, resulting in a net increase in Owners’ capital from operations of $3,183,727 after minority interests of ($1,191,916). The Net Asset Value per Unit, Class 1, increased from $91.90 at December 31, 2007, to $96.64 as of March 31, 2008. The Net Asset Value per Unit, Class 2, increased from $100.20 at December 31, 2007, to $106.14 as of March 31, 2008. Total Class 1 subscriptions for the three months ended March 31, 2008, were $2,515,788 and redemptions were $3,670,393. Total Class 2 subscriptions and redemptions for the three months ended March 31, 2008, were $189,658, and $416,213, respectively. Ending capital at March 31, 2008, was $57,228,336 for Class 1 and $5,925,135 for Class 2. Ending capital at December 31, 2007, was $55,530,902 for Class 1 and $5,820,002 for Class 2.

The Campbell/Graham Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2008. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Campbell/Graham Series

Currency Series

2009

The Currency Series – Class 1 Net Asset Value lost 5.8% for the three months ended March 31, 2009, net of fees and expenses; the Currency Series – Class 2 Net Asset Value lost 5.1% for the three months ended March 31, 2009, net of fees and expenses.

For the three months ended March 31, 2009, the Currency Series recorded net loss on investments of $674,397, net interest of $18,768, and total expenses of $170,945, resulting in a net decrease in Owners’ capital from operations of $826,574. The Net Asset Value per Unit, Class 1, decreased from $96.19 at December 31, 2008, to $90.63 as of March 31, 2009. The Net Asset Value per Unit, Class 2, decreased from $109.30 at December 31, 2008, to $103.75 as of March 31, 2009. Total Class 1 subscriptions and redemptions for the three months ending March 31, 2009 were $299,089, and $619,586, respectively. Total Class 2 subscriptions and redemptions for the three months ending March 31, 2009, were $37,000 and $124,876, respectively. Ending capital at March 31, 2009, was $10,900,210 for Class 1 and $2,711,628 for Class 2. Ending capital at December 31, 2008, was $11,900,185 for Class 1 and $2,946,600 for Class 2.

The Currency Series may have both long and short exposure to the Currencies sector only. See comments above under Market Conditions for Three Months Ended March 31, 2009, for additional information regarding these sectors.

Because all returns are from the Currencies sector, there are no Sector Attribution charts for the Currency Series.

2008

The Currency Series – Class 1 Net Asset Value gained 5.8% for the three months ended March 31, 2008, net of fees and expenses; the Currency Series – Class 2 Net Asset Value gained 6.6% for the three months ended March 31, 2008, net of fees and expenses.

For the three months ended March 31, 2008, the Currency Series recorded net gain on investments of $763,317, net interest of $41,896, and total expenses of $141,686, resulting in a net increase in Owners’ capital from operations of $663,527. The Net Asset Value per Unit, Class 1, increased from $100.66 at December 31, 2007, to $106.50 as of March 31, 2008. The Net Asset Value per Unit, Class 2, increased from $111.00 at December 31, 2007, to $118.32 as of March 31, 2008. Total Class 1 subscriptions and redemptions for the three months ending March 31, 2008 were $1,374,313, and $351,972, respectively. Total Class 2 subscriptions and redemptions for the three months ending March 31, 2008, were $39,750 and $2,535, respectively. Ending capital at March 31, 2008, was $11,423,173 for Class 1 and $891,916 for Class 2. Ending capital at December 31, 2007, was $9,791,812 for Class 1 and $800,194 for Class 2.

All commodity interest positions of the Currency Series during 2008 were within the Currencies sector.

Winton/Graham Series

2009

The Winton/Graham Series – Class 1 Net Asset Value lost 2.6% for the three months ended March 31, 2009, net of fees and expenses; the Winton/Graham Series – Class 2 Net Asset Value lost 1.9% for the three months ended March 31, 2009, net of fees and expenses.

For the three months ended March 31, 2009, the Winton/Graham Series recorded net loss on investments of $924,910, net interest of $99,515, and total expenses of $625,166, resulting in a net decrease in Owners’ capital from operations of $1,450,561. The Net Asset Value per Unit, Class 1, decreased from $ 116.18 at December 31, 2008, to $113.12 as of March 31, 2009. The Net Asset Value per Unit, Class 2, decreased from $131.49 at December 31, 2008, to $128.99 as of March 31, 2009. Total Class 1 subscriptions and redemptions for the three months were $11,305,029 and $1,361,605, respectively. Total Class 2 subscriptions and redemptions for the three months were $360,401 and $419,044, respectively. Ending capital at March 31, 2009, was $44,529,423 for Class 1 and $14,100,026 for Class 2. Ending capital at December 31, 2008, was $35,760,835 for Class 1 and $14,434,394 for Class 2.

The Winton/Graham Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Winton/Graham Series

2008

The Winton/Graham Series – Class 1 Net Asset Value gained 11.4% for the three months ended March 31, 2008, net of fees and expenses; the Graham Series – Class 2 Net Asset Value gained 12.2% for the three months ended March 31, 2008, net of fees and expenses.

For the three months ended March 31, 2008, the Winton/Graham Series recorded net gain on investments of $1,270,369, net interest of $22,996, and total expenses of $305,219, resulting in a net increase in Owners’ capital from operations of $988,146. The Net Asset Value per Unit, Class 1, increased from $95.04 at December 31, 2007, to $105.87 as of March 31, 2008. The Net Asset Value per Unit, Class 2, increased from $104.37 at December 31, 2007, to $117.14 as of March 31, 2008. Total Class 1 subscriptions and redemptions for the three months were $1,553,747 and $236,473, respectively. Total Class 2 subscriptions and redemptions for the three months ended March 31, 2008 were $214,181 and $19,479, respectively. Ending capital at March 31, 2008, was $8,138,891 for Class 1 and $2,230,214 for Class 2. Ending capital at December 31, 2007, was $6,060,207 for Class 1 and $1,808,776 for Class 2.

The Winton/Graham Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2008. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Winton/Graham Series

Long Only Commodity Series

2009

The Long Only Commodity Series – Class 1 Net Asset Value lost 6.1% for the three months ended March 31, 2009, net of fees and expenses; the Long Only Commodity Series – Class 2 Net Asset Value lost 5.6% for the three months ended March 31, 2009, net of fees and expenses.

For the three months ended March 31, 2009, the Long Only Commodity Series recorded net loss on investments of $232,988, net interest of $18,837, and total expenses of $32,232, resulting in a net decrease in Owners’ capital from operations of $246,383. The Net Asset Value per Unit, Class 1, decreased from $70.31 at December 31, 2008 to $66.04 as of March 31, 2009. The Net Asset Value per Unit, Class 2, decreased from $74.46 at December 31, 2008, to $70.28 as of March 31, 2009. Total Class 1 subscriptions and redemptions for the three months were $312,915 and $209,374, respectively. Total Class 2 subscriptions and redemptions for the three months were $69,800 and $45,052, respectively. Ending capital at March 31, 2009, was $3,156,061 for Class 1 and $768,318 for Class 2. Ending capital at December 31, 2008, was $3,254,226 for Class 1 and $788,247 for Class 2.

The Long Only Commodity Series may have long-only exposure in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2009, for additional information regarding these sectors.

The Long Only Commodity Series invests approximately equally in the Jefferies Commodity Performance Index and the Reuters/Jefferies CRB Index. There are no Sector Attribution charts for the Long Only Commodity Series.

2008

The Long Only Commodity Series – Class 1 Net Asset Value gained 10.4% for the three months ended March 31, 2008, net of fees and expenses; the Long Only Commodity Series – Class 2 Net Asset Value gained 10.9% for the three months ended March 31, 2008, net of fees and expenses.

For the three months ended March 31, 2008, the Long Only Commodity Series recorded net gain on investments of $546,225, net interest of $31,782, and total expenses of $50,734, resulting in a net increase in Owners’ capital from operations of $527,273. The Net Asset Value per Unit, Class 1, increased from $110.79 at December 31, 2007 to $122.28 as of March 31, 2008. The Net Asset Value per Unit, Class 2, increased from $115.04 at December 31, 2007, to $127.60 as of March 31, 2008. Total Class 1 subscriptions and redemptions for the three months were $438,726 and $106,470, respectively. Total Class 2 subscriptions and redemptions for the three months were $35,000 and $0, respectively. Ending capital at March 31, 2008, was $5,557,156 for Class 1 and $367,441 for Class 2. Ending capital at December 31, 2007, was $4,730,889 for Class 1 and $299,179 for Class 2.

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

Long/Short Commodity Series

2009

The Long/Short Commodity Series – Class 1 Net Asset Value gained 3.7% for the three months ended March 31, 2009, net of fees and expenses; the Long/Short Commodity Series – Class 2 Net Asset Value gained 4.5% for the three months ended March 31, 2009, net of fees and expenses.

For the three months ended March 31, 2009, the Long/Short Commodity Series recorded net gain on investments of $10,799,151, net interest of $367,274, and total expenses of $1,726,611, resulting in a net increase in Owners’ capital from operations of $2,244,293 after minority interests of ($7,195,521). The Net Asset Value per Unit, Class 1, increased from $100.39 at December 31, 2008, to $104.14 as of March 31, 2009. The Net Asset Value per Unit, Class 2, increased from $109.28 at December 31, 2008, to $114.20 as of March 31, 2009. Total Class 1 subscriptions and redemptions for the three months were $3,407,247 and $3,226,448, respectively. Total Class 2 subscriptions and redemptions for the three months were $1,726,240 and $517,325, respectively. Ending capital at March 31, 2009, was $48,425,691 for Class 1 and $12,940,611 for Class 2. Ending capital at December 31, 2008, was $46,525,406 for Class 1 and $11,206,889 for Class 2.

The Long/Short Commodity Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Long/Short Commodity Series

2008

The Long/Short Commodity Series – Class 1 Net Asset Value gained 7.7% for the three months ended March 31, 2008, net of fees and expenses; the Long/Short Commodity Series – Class 2 Net Asset Value gained 8.5% for the three months ended March 31, 2008, net of fees and expenses.

For the three months ended March 31, 2008, the Long/Short Commodity Series recorded net gain on investments of $6,531,549, net interest of $217,770, and total expenses of $1,134,791, resulting in a net decrease in Owners’ capital from operations of $2,696,972 after minority interests of ($2,917,556). The Net Asset Value per Unit, Class 1, increased from $101.47 at December 31, 2007, to $109.25 as of March 31, 2008. The Net Asset Value per Unit, Class 2, increased from $107.19 at December 31, 2007, to $116.27 as of March 31, 2008. Total Class 1 subscriptions and redemptions for the three months were $6,441,792 and $1,474,228, respectively. Total Class 2 subscriptions and redemptions for the three months were $648,631 and $119,900, respectively. Ending capital at March 31, 2008, was $38,451,692 for Class 1 and $4,493,211 for Class 2. Ending capital at December 31, 2007, was $31,092,746 for Class 1 and $3,658,890 for Class 2.

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

Sector Attribution for the Long/Short Commodity Series

Managed Futures Index Series

2009

The Managed Futures Index Series – Class 1 Net Asset Value lost 6.4% for the three months ended March 31, 2009, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value lost 6.0% for the three months ended March 31, 2009, net of fees and expenses.

For the three months ended March 31, 2009 the Managed Futures Index Series recorded a net loss on investments of $208,699, net interest of $14,579, and total expenses of $31,643, resulting in a net decrease in Owners’ capital from operations of $225,763. The Net Asset Value per Unit, Class 1, decreased from $132.18 at December 31, 2008, to $123.68 as of March 31, 2009. The Net Asset Value per Unit, Class 2, decreased from $139.70 at December 31, 2008, to $131.33 as of March 31, 2009. Total Class 1 subscriptions and redemptions for the three months were $368,574 and $482,939, respectively. Total Class 2 subscriptions and redemptions for the three months were $678,638. There were no redemptions. Ending capital at March 31, 2009, was $2,015,785 for Class 1 and $1,725,776 for Class 2. Ending capital at December 31, 2008, was $2,266,977 for Class 1 and $1,136,074 for Class 2.

The Managed Futures Index Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Managed Futures Index Series

2008

The Managed Futures Index Series – Class 1 Net Asset Value gained 10.5% for the three months ended March 31, 2008, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value gained 11.0% for the three months ended March 31, 2008, net of fees and expenses.

For the three months ended March 31, 2008 the Managed Futures Index Series recorded a net gain on investments of $111,545, net interest of $6,351, and total expenses of $9,976, resulting in a net increase in Owners’ capital from operations of $107,920. The Net Asset Value per Unit, Class 1, increased from $100.59 at December 31, 2007, to $111.14 as of March 31, 2008. The Net Asset Value per Unit, Class 2, increased from $104.42 at December 31, 2007, to $115.95 as of March 31, 2008. Total Class 1 subscriptions and redemptions for the three months were $208,304 and $90,316, respectively. Total Class 2 subscriptions and redemptions for the three months ended March 31, 2008 were $15,000 and $10,109, respectively. Ending capital at March 31, 2008, was $810,734 for Class 1 and $377,514 for Class 2. Ending capital at December 31, 2007, was $621,740 for Class 1 and $335,709 for Class 2.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of March 31, 2009 and December 31, 2008. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Balanced Series: (1), (2)

	March 31, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$4,581,506	1.2%	$2,002,489	0.6%
Currencies	$3,999,799	1.1%	$3,124,541	0.9%
Stock Indices	$12,180,816	3.2%	$5,250,263	1.6%
Metals	$693,228	0.2%	$355,150	0.1%
Agriculturals/Softs	$3,075,379	0.8%	$1,553,216	0.5%
Energy	$1,372,444	0.4%	$624,306	0.2%
Total:	$25,903,172	6.9%	$12,909,965	3.9%

Winton Series:

	March 31, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,325,026	1.9%	$1,076,982	1.5%
Currencies	$1,133,357	1.6%	$1,360,405	1.8%
Stock Indices	$233,263	0.3%	$67,599	0.1%
Metals	$113,728	0.2%	$69,327	0.1%
Agriculturals/Softs	$475,814	0.7%	$532,693	0.7%
Energy	$30,066	0.0%	$72,478	0.1%
Total:	$3,311,254	4.7%	$3,179,484	4.3%

Currency Series: (3)

	March 31, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0%	$—	0%
Currencies	$211,330	1.6%	$181,098	1.2%
Stock Indices	$—	0%	$—	0%
Metals	$—	0%	$—	0%
Agriculturals/Softs	$—	0%	$—	0%
Energy	$—	0%	$—	0%
Total:	$211,330	1.6%	$181,098	1.2%

Winton/Graham Series:

	March 31, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,260,156	2.1%	$451,517	0.9%
Currencies	$935,986	1.6%	$433,230	0.9%
Stock Indices	$454,351	0.8%	$54,758	0.1%
Metals	$83,717	0.1%	$43,737	0.1%
Agriculturals/Softs	$326,159	0.6%	$185,563	0.4%
Energy	$53,369	0.1%	$38,493	0.1%
Total:	$3,113,738	5.3%	$1,207,298	2.5%

Campbell/Graham/Tiverton Series:

	March 31, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,842,578	2.2%	$828,192	1.1%
Currencies	$1,283,719	1.6%	$1,067,847	1.4%
Stock Indices	$2,235,105	2.7%	$915,299	1.2%
Metals	$100,846	0.1%	$68,164	0.1%
Agriculturals/Softs	$337,020	0.4%	$199,871	0.3%
Energy	$231,890	0.3%	$88,512	0.1%
Total:	$6,031,158	7.3%	$3,167,885	4.2%

Long Only Commodity Series:

	March 31, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0.0%	$—	0.0%
Currencies	$—	0.0%	$—	0.0%
Stock Indices	$—	0.0%	$—	0.0%
Metals	$91,200	2.3%	$105,600	2.6%
Agriculturals/Softs	$129,200	3.3%	$149,600	3.7%
Energy	$159,600	4.1%	$184,800	4.6%
Total:	$380,000	9.7%	$440,000	10.9%

Long/Short Commodity Series:

	March 31, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$637,401	1.0%	$190,975	0.3%
Currencies	$263,969	0.4%	$215,085	0.4%
Stock Indices	$172,037	0.3%	$99,892	0.2%
Metals	$1,134,996	1.8%	$1,217,781	2.1%
Agriculturals/Softs	$2,631,568	4.3%	$2,210,340	3.8%
Energy	$966,012	1.6%	$1,094,515	1.9%
Total:	$5,805,983	9.4%	$5,028,588	8.7%

Managed Futures Index Series:

	March 31, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$104,018	2.8%	$87,004	2.6%
Currencies	$92,494	2.5%	$85,655	2.5%
Stock Indices	$34,899	0.9%	$14,610	0.4%
Metals	$10,386	0.3%	$—	0.0%
Agriculturals/Softs	$28,561	0.8%	$17,047	0.5%
Energy	$12,982	0.3%	$—	0.0%
Total:	$283,340	7.6%	$204,316	6.0%

(1)	As of March 31, 2009 and December 31, 2008, a portion of the assets of the Balanced Series was invested in the Currency Series. The Balanced Series effective ownership in this Series as of March 31, 2009 and December 31, 2008 was 50.6% and 49.7%, respectively. Including its investment in this Series, total value at risk for the Balanced Series would be $26,010,073, or 6.9% of capitalization as of March 31, 2009 and $13,000,001, or 3.9% of capitalization as of December 31, 2008.

(2)	As of March 31, 2009 and December 31, 2008, a portion of the assets of the Balanced Series was invested in an Option basket of futures contracts with a notional value of $79,158,706 and $101,715,457, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.

(3)	As of March 31, 2009 and December 31, 2008, a portion of the assets of the Currency Series was invested in an Option basket of futures contracts with a notional value of $25,874,757 and $25,015,994, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of March 31, 2009, by market sector.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the Trust and each Series as of March 31, 2009 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes made in internal controls during this reporting period that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting for the Trust or any Series.

Scope of Exhibit 31 Certifications

The certifications of the Chief Executive Officer and the Chief Financial Officer of the Managing Owner included as Exhibits 31.1 and 31.2, respectively, to this Form 10-Q apply not only to the Trust as a whole but also to each Series individually.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors relating to The Frontier Fund from those previously disclosed in the Trust’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008, under the caption “Item 1A. Risk Factors.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Registrant for the three months ended March 31, 2009. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was Net Asset Value per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Registrant claims an exemption from registration of each of the transactions listed below under Section 4(2) of the Securities Act, as a sale by an issuer not involving a public offering.

SERIES	DATE	UNITS	CONSIDERATION
BALANCED SERIES – 2	MARCH 12, 2009	3,175.75246	$460,000
BALANCED SERIES – 2A	MARCH 12, 2009	162.3875	$20,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.2	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents**

1.3	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.4	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.6	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.7	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the Prospectus as Exhibit A)****

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)****

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)****

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)****

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)****

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)****

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)****

10.1	Form of Amended and Restated Escrow Agreement among the Registrant, Equinox Fund Management, LLC, Bornhoft Group Securities Corporation and the U.S. Bank National Association, Denver Colorado***

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC*

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc.***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London***

10.25	Form of Brokerage Agreement between each Trading Company and Fimat USA, LLC+

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor****

10.31

Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Long Only Commodity Series of the Registrant***

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Equinox Fund Management, LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Equinox Fund Management, LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.36	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Managed Futures Index Series of the Registrant***

10.37	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Balanced Series of the Registrant ++

10.4	Form of Cash Management Agreement between Equinox Fund Management, LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Equinox Fund Management, LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.2	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.

**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.

***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.

****	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the second, fourth or fifth post-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.

+	Previously filed as like-numbered exhibit to Form 10-Q for the period ended September 30, 2007.

++	Previously filed as like-numbered exhibit to Form 10-Q for the period ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Frontier Fund
(Registrant)

Date: May 8, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Balanced Series,
a Series of The Frontier Fund
(Registrant)

Date: May 8, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton/Graham Series,
a Series of The Frontier Fund
(Registrant)

Date: May 8, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton Series,
a Series of The Frontier Fund
(Registrant)

Date: May 8, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Campbell/Graham/Tiverton Series,
a Series of The Frontier Fund
(Registrant)

Date: May 8, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Currency Series,
a Series of The Frontier Fund
(Registrant)

Date: May 8, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long Only Commodity Series,
a Series of The Frontier Fund
(Registrant)

Date: May 8, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long/Short Commodity Series,
a Series of The Frontier Fund
(Registrant)

Date: May 8, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Index Series,
a Series of The Frontier Fund
(Registrant)

Date: May 8, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund