Form 10-Q
period 2009-06-30
FRONTIER FUND; BALANCED SERIES, a series of The Frontier Fund; WINTON/GRAHAM SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; CAMPBELL/GRAHAM/TIVERTON SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; LONG ONLY COMMODITY SERIES, a series of The Frontier Fund; FRONTIER LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; MANAGED FUTURES INDEX SERIES, a series of The Frontier Fund; FRONTIER DIVERSIFIED SERIES, a series of The Frontier Fund
filed 2009-08-14
CIK 1261379, 1389122, 1389123, 1389124, 1389125, 1389126, 1389127, 1389128, 1389129, 1450720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51274

THE FRONTIER FUND

FRONTIER DIVERSIFIED SERIES; FRONTIER DYNAMIC SERIES; FRONTIER LONG/SHORT COMMODITY SERIES; FRONTIER MASTERS SERIES

BALANCED SERIES; CAMPBELL/GRAHAM/TIVERTON SERIES; CURRENCY SERIES; LONG

ONLY COMMODITY SERIES; MANAGED FUTURES INDEX SERIES; WINTON SERIES;

WINTON/GRAHAM SERIES

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

Frontier Diversified Series Class 1, Class 2 and Class 3 Units;

Frontier Dynamic Series Class 1, Class 2 and Class 3 Units;

Frontier Long/Short Commodity Series Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a Units;

Frontier Masters Series Class 1, Class 2 and Class 3 Units;

Balanced Series Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a Units;

Campbell/Graham/Tiverton Series Class 1, Class 2 and Class 3 Units;

Currency Series Class 1, Class 2 and Class 3 Units;

Long Only Commodity Series Class 1, Class 2 and Class 3 Units;

Managed Futures Index Series Class 1, Class 2 and Class 3 Units

Winton Series Class 1, Class 2 and Class 3 Units;

Winton/Graham Series Class 1, Class 2 and Class 3 Units

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF JUNE 30, 2009, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Frontier Fund

Statements of Financial Condition

June 30, 2009 and December 31, 2008

	Frontier Diversified Series (1)		Frontier Dynamic Series (1)		Frontier Long/Short Commodity Series
	6/30/2009	12/31/2008	6/30/2009	12/31/2008	6/30/2009	12/31/2008
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS

Cash and cash equivalents	$2,363,018	$—	$—	$—	$—	$—
U.S. Treasury securities, at fair value	6,028,427	—	4,077,257	—	10,132,702	10,554,571
Custom time deposits	15,602,773	—	10,401,849	—	42,860,848	42,008,320
Certificates of deposit	5,068,871	—	3,379,247	—	11,043,358	10,923,009
Receivable from futures commission merchants	—	—	—	—	—	—
Open trade equity	—	—	—	—	41,607,955	10,753,763
Swap contracts	4,627,390	—	11,392,619	—	—	—
Investments in unconsolidated trading companies	762,497	—	—	—	967,246	—
Prepaid service fees - Class 1	—	—	—	—	166,993	266,272
Interest receivable	98,668	—	78,620	—	113,650	159,949
Receivable from related parties	—	—	—	—	5,260	9,162
Other assets	—	—	—	—	—	11,333

Total Assets	$34,551,644	$—	$29,329,592	$—	$106,898,012	$74,686,379

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES
Payable to other Series	$—	$—	$65,574	$—	$6,440,305	$4,856,404
Payable to futures commission merchants	—	—	—	—	6,345,291	1,508,493
Inter-series payables	34,374,449	—	29,152,537		—	—
Pending owner additions	—	—	—	—	—	129,636
Incentive fees payable to Managing Owner	42,026	—	—	—	467,580	39,178
Management fees payable to Managing Owner	13,238	—	—	—	205,316	21,889
Interest fees payable to Managing Owner	9,195	—	7,869	—	15,525	329
Trading fees payable to Managing Owner	49,470	—	42,324	—	(15,475)	2,699
Trailing service fees payable to Managing Owner	—	—	—	—	44,923	5,319
Payables to related parties	—	—	—	—	75,299	249,809
Other liabilities	9,277	—	7,870	—	4,691	16,172

Total Liabilities	34,497,655	—	29,276,174	—	13,583,455	6,829,928

OWNERS’ CAPITAL
Non-Controlling Interests	—	—	—	—	25,837,266	10,124,156
Managing Owner Units - Class 1	26,980	—	26,695	—	—	—
Managing Owner Units - Class 1a	—	—	—	—	26,822	—
Managing Owner Units - Class 2	27,009	—	26,723	—	1,029,755	933,708
Managing Owner Units - Class 2a	—	—	—	—	26,850	—
Limited Owner Units - Class 1	—	—	—	—	47,885,664	46,525,406
Limited Owner Units - Class 2	—	—	—	—	13,668,176	10,273,181
Limited Owner Units - Class 3	—	—	—	—	4,840,024	—

Total Owners’ Capital	53,989	—	53,418	—	93,314,557	67,856,451

Total Liabilities and Owner’s Capital	$34,551,644	$—	$29,329,592	$—	$106,898,012	$74,686,379

Units Outstanding
Class 1	275	—	275	—	438,594	463,448
Class 1a	N/A	N/A	N/A	N/A	275	N/A
Class 2	275	—	275	—	121,953	102,552
Class 2a	N/A	N/A	N/A	N/A	275	N/A
Class 3	N/A	N/A	N/A	N/A	40,161	N/A

Net Asset Value per Unit
Class 1	$98.11	N/A	$97.07	$—	$109.18	$100.39
Class 1a	N/A	N/A	N/A	N/A	$97.53	N/A
Class 2	$98.21	N/A	$97.18	$—	$120.52	$109.28
Class 2a	N/A	N/A	N/A	N/A	$97.64	N/A
Class 3	N/A	N/A	N/A	N/A	$120.51	N/A

(1)	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

June 30, 2009 and December 31, 2008

	Frontier Masters Series (1)		Balanced Series		Campbell/Graham/Tiverton Series
	6/30/2009	12/31/2008	6/30/2009	12/31/2008	6/30/2009	12/31/2008
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS

Cash and cash equivalents	$1,419,444	$—	$48,570,119	$17,181,551	$5,462,638	$4,943,881
U.S. Treasury securities, at fair value	4,270,982	—	26,326,531	43,042,540	8,823,906	9,371,661
Custom time deposits	10,921,941	—	69,167,163	104,125,017	40,488,992	39,748,693
Certificates of deposit	3,548,210	—	22,470,328	34,091,481	13,007,699	12,866,065
Receivable from futures commission merchants	—	—	49,737,591	37,015,384	—	5,221,709
Open trade equity	—	—	12,331,003	23,149,527	—	—
Swap contracts	6,810,402	—	50,836,506	53,072,356	—	—
Investments in unconsolidated trading companies	552,678	—	34,890,070	19,528,370	14,552,334	8,559,112
Inter-series receivables	—	—	104,584,989	14,679,460	—	—
Prepaid service fees - Class 1	—	—	1,786,015	793,431	246,112	180,639
Interest receivable	80,272	—	349,163	492,171	125,194	112,684
Receivable from related parties	—	—	262,631	213,555	311	—
Other assets	—	—	—	55,234	—	—

Total Assets	$27,603,929	$—	$421,312,109	$347,440,077	$82,707,186	$81,004,444

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES

Open trade deficit	$—	$—	$—	$—	$—	$111,526
Inter-series payables	27,461,304	—	—	—	—	—
Pending owner additions	—	—	—	1,966,385	—	136,277
Owner redemptions payable	—	—	514,824	287,672	—	—
Incentive fees payable to Managing Owner	9,073	—	1,513,995	1,857,583	(198)	488,067
Management fees payable to Managing Owner	25,087	—	100,962	16,398	147,649	25,665
Interest fees payable to Managing Owner	7,388	—	212,201	63,212	80,521	16,616
Trading fees payable to Managing Owner	39,752	—	83,506	21,319	(3,206)	5,334
Trailing service fees payable to Managing Owner	—	—	250,349	60,329	83,657	23,635
Payables to related parties	—	—	953	14,451	125,781	27,118
Other liabilities	7,412	—	6,588	139,642	951	14,050

Total Liabilities	27,550,016	—	2,683,378	4,426,991	435,155	848,288

OWNERS’ CAPITAL
Non-Controlling Interests	—	—	11,830,814	9,330,079	—	2,391,227
Managing Owner Units - Class 1	26,942	—	—	—	—	—
Managing Owner Units - Class 1a	—	—	—	224	—	—
Managing Owner Units - Class 2	26,971	—	3,990,278	3,612,130	283,711	302,878
Managing Owner Units - Class 2a	—	—	146,912	120,378	—	—
Limited Owner Units - Class 1	—	—	305,647,376	256,550,829	71,912,369	69,957,155
Limited Owner Units - Class 1a	—	—	10,524,679	8,135,941	—	—
Limited Owner Units - Class 2	—	—	82,697,749	63,497,532	10,075,951	7,504,896
Limited Owner Units - Class 2a	—	—	3,407,332	1,765,973	—	—
Limited Owner Units - Class 3a	—	—	383,591	—	—	—

Total Owners’ Capital	53,913	—	418,628,731	343,013,086	82,272,031	80,156,156

Total Liabilities and Owner’s Captial	$27,603,929	$—	$421,312,109	$347,440,077	$82,707,186	$81,004,444

Units Outstanding
Class 1	275	—	2,524,785	2,049,590	704,845	632,847
Class 1a	N/A	N/A	97,329	72,586	N/A	N/A
Class 2	275	—	619,910	471,143	89,086	62,893
Class 2a	N/A	N/A	29,936	15,552	N/A	N/A
Class 3a	N/A	N/A	3,230	—	N/A	N/A

Net Asset Value per Unit
Class 1	$97.97	N/A	$121.06	$125.17	$102.03	$110.54
Class 1a	N/A	N/A	$108.14	$112.09	N/A	N/A
Class 2	$98.08	N/A	$139.84	$142.44	$116.29	$124.14
Class 2a	N/A	N/A	$118.73	$121.30	N/A	N/A
Class 3a	N/A	N/A	$118.74	N/A	N/A	N/A

(1)	The Frontier Masters Series began trading operations on June 9, 2009

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

June 30, 2009 and December 31, 2008

			Long Only		Managed Futures Index Series
	Currency Series		Commodity Series
	6/30/2009	12/31/2008	6/30/2009	12/31/2008	6/30/2009	12/31/2008
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS

Cash and cash equivalents	$—	$—	$—	$—	$976,361	$400,351
U.S. Treasury securities, at fair value	3,585,247	3,770,011	1,214,156	1,241,289	114,258	140,111
Custom time deposits	12,863,835	12,616,208	2,481,509	2,425,332	1,674,252	1,630,221
Certificates of deposit	3,544,966	3,506,438	445,660	440,781	493,839	488,470
Receivable from futures commission merchants	584,384	670,927	—	—	—	—
Open trade equity	—	12,810	—	—	—	—
Swap Contracts	7,372,137	9,122,121	426,798	836,554	—	—
Investments in unconsolidated trading companies	—	—	—	—	1,202,594	770,967
Prepaid service fees - Class 1	10,066	33,974	6,195	11,435	10,467	8,848
Interest receivable	43,286	83,036	9,747	18,659	4,995	2,502
Receivable from related parties	177	444	375	63,133	—	—
Other assets	—	12,627	—	95	—	1,220

Total Assets	$28,004,098	$29,828,596	$4,584,440	$5,037,278	$4,476,766	$3,442,690

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES

Payable to other Series	$1,496,897	$279,582	$116,386	$983,248	$—	$—
Open trade deficit	12,334	—	—	—	—	—
Inter-series payables	13,596,699	14,679,460	—	—	—	—
Pending owner additions	—	10,000	—	—	—	30,000
Management fees payable to Managing Owner	7,438	2,260	4,447	4,167	6,681	5,102
Interest fees payable to Managing Owner	25,799	4,708	1,565	1,493	1,564	1,318
Trading fees payable to Managing Owner	5,874	2,039	1,802	1,665	1,916	1,276
Trailing service fees payable to Managing Owner	9,653	1,235	4,535	3,943	1,903	1,597
Payables to related parties	—	2,527	6,968	—	57	346
Other liabilities	324	—	303	289	255	—

Total Liabilities	15,155,018	14,981,811	136,006	994,805	12,376	39,639

OWNERS’ CAPITAL
Managing Owner Units - Class 2	636,658	687,357	118,814	110,092	275,474	77,559
Limited Owner Units - Class 1	10,176,827	11,900,185	3,593,195	3,254,226	2,172,284	2,266,977
Limited Owner Units - Class 2	2,035,595	2,259,243	736,425	678,155	2,016,632	1,058,515

Total Owners’ Capital	12,849,080	14,846,785	4,448,434	4,042,473	4,464,390	3,403,051

Total Liabilities and Owner’s Capital	$28,004,098	$29,828,596	$4,584,440	$5,037,278	$4,476,766	$3,442,690

Units Outstanding
Class 1	115,940	123,719	47,828	46,285	17,981	17,151
Class 2	26,396	26,959	10,644	10,587	17,784	8,132

Net Asset Value per Unit
Class 1	$87.78	$96.19	$75.13	$70.31	$120.81	$132.18
Class 2	$101.24	$109.30	$80.35	$74.46	$128.89	$139.70

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

June 30, 2009 and December 31, 2008

	Winton Series		Winton/Graham Series
	6/30/2009	12/31/2008	6/30/2009	12/31/2008
	(Unaudited)		(Unaudited)
ASSETS

Cash and cash equivalents	$—	$1,283,671	$20,276,838	$10,000,528
U.S. Treasury securities, at fair value	12,427,510	12,899,592	1,038,269	1,424,286
Custom time deposits	46,069,830	45,207,225	26,508,987	26,043,287
Certificates of deposit	14,240,975	14,085,571	8,770,330	8,675,748
Receivable from futures commission merchants	—	9,653,595	10,021,397	—
Open trade equity	—	2,158,369	—	—
Investments in unconsolidated trading companies	621,148	—	544,510	4,342,658
Prepaid service fees - Class 1	—	89,142	467,916	365,708
Interest receivable	121,732	54,314	70,130	157,574
Receivable from related parties	—	64,844	13,338	20,000

Total Assets	$73,481,195	$85,496,323	$67,711,715	$51,029,789

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES

Payable to other Series	$9,917,419	$—	$—	$—
Open trade deficit	—	—	625,940	—
Pending owner additions	—	—	—	710,128
Owner redemptions payable	—	—	25,480	—
Incentive fees payable to Managing Owner	—	—	—	76,168
Management fees payable to Managing Owner	87,635	17,845	108,898	12,020
Interest fees payable to Managing Owner	58,804	12,314	59,705	15,101
Trading fees payable to Managing Owner	3,415	4,462	249	2,204
Trailing service fees payable	69,148	17,576	19,997	5,634
Payables to related parties	49,476	25,597	23,961	5,124
Other liabilities	24,470	35,858	2,406	8,181

Total Liabilities	10,210,367	113,652	866,636	834,560

OWNERS’ CAPITAL
Non-Controlling Interests	—	11,355,645	4,745,422	—
Managing Owner Units - Class 1	—	1,304	—	—
Managing Owner Units - Class 2	447,930	277,935	52,381	56,315
Limited Owner Units - Class 1	52,614,064	62,282,355	49,044,395	35,760,835
Limited Owner Units - Class 2	10,208,834	11,465,432	13,002,881	14,378,079

Total Owners’ Capital	63,270,828	85,382,671	66,845,079	50,195,229

Total Liabilities and Owner’s Capital	$73,481,195	$85,496,323	$67,711,715	$51,029,789

Units Outstanding
Class 1	448,019	477,605	460,735	307,804
Class 2	83,254	83,855	106,749	109,779

Net Asset Value per Unit
Class 1	$117.44	$130.41	$106.45	$116.18
Class 2	$128.00	$140.04	$122.30	$131.49

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Schedule of Investments

June 30, 2009 (Unaudited)

	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series		Frontier Masters Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS*

Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$899,534	0.96%	$—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(43,674)	-0.05%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	13,198,459	14.14%	—	0.00%
Crude Oil, Light 9/1/2009 (Number of Contracts: 476)	—	0.00%	—	0.00%	4,990,490	5.35%	—	0.00%
Crude Oil, Light 10/1/2009 (Number of Contracts: 217)	—	0.00%	—	0.00%	4,607,000	4.95%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(17,233)	-0.02%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	(108,680)	-0.12%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(7,581,695)	-8.12%	—	0.00%
Coffee @ CSCE Settling 3/1/2010 (Number of Contracts: 537)	—	0.00%	—	0.00%	(2,869,594)	-3.08%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	787	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	(21,491)	-0.02%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(92,800)	-0.10%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$12,961,103	13.89%	$—	0.00%

LONG OPTIONS *	$—	0.00%	$—	0.00%	111,800	0.12%	$—	0.00%

LONG CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS

Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$517,649	0.55%	$—	0.00%
Silver @ Comex Settling 12/1/2009 (Number of Contracts: 132)	—	0.00%	—	0.00%	1,287,660	1.38%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	14,142,383	15.16%	—	0.00%
Crude Oil, Light 8/1/2009 (Number of Contracts: 504)	—	0.00%	—	0.00%	982,800	1.05%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	(4,422)	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	8,136,476	8.73%	—	0.00%
Coffee @ CSCE Settling 9/1/2009 (Number of Contracts: 788)	—	0.00%	—	0.00%	3,725,438	3.99%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(5,001)	-0.01%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$28,782,983	30.85%	$—	0.00%

SHORT OPTIONS *	$—	0.00%	$—	0.00%	$(247,931)	-0.27%	$—	0.00%

SHORT CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity	$—		$—		$41,607,955	44.59%	$—

SWAPS (1)	$4,627,390	8570.99%	$11,392,619	21323.56%	$—	0.00%	$6,810,402	12632.21%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00 US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	3,010,401	5575.95%	2,036,050	3811.54%	5,059,943	5.42%	2,132,790	3955.98%
$36,700,000.00 US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	3,018,026	5590.08%	2,041,207	3821.20%	5,072,759	5.44%	2,138,192	3966.00%

	$6,028,427	11166.03%	$4,077,257	7632.74%	$10,132,702	10.86%	$4,270,982	7921.98%

Certificate of Deposits

FACE VALUE	Fair Value		Fair Value		Fair Value		Fair Value

$85,000,000.00 Certificate of Deposits 2.19% due 09/15/2009 (Cost $85,000,000)	$5,068,871	9388.71%	$3,379,247	6326.05%	$11,043,358	11.83%	$3,548,210	6581.36%

*	No individual futures, forwards and option on futures contract position constitued greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments. Percentages are computed using net assets excluding inter-Series investments.

The accompanying notes are an integral part of these statements.

Additional Disclosure on U.S. Government Securities	Face Value	Face Value	Face Value	Face Value
US Treasury Note 3.875% due 02/15/2013	2,833,217	1,888,818	4,750,169	1,993,762
US Treasury Note 4.000% due 02/15/2015	2,848,742	1,899,167	4,776,197	2,004,686

	5,681,959	3,787,985	$9,526,366	3,998,448

	Cost	Cost	Cost	Cost
US Treasury Note 3.875% due 02/15/2013	2,959,384	1,972,929	4,961,700	2,082,546
US Treasury Note 4.000% due 02/15/2015	2,950,896	1,967,270	4,947,469	2,076,573

	5,910,280	3,940,199	$9,909,169	4,159,119

The Frontier Fund

Condensed Schedule of Investments

June 30, 2009 (Unaudited)

	Balanced Series		Campbell/ Graham/ Tiverton Series		Currency Series		Long Only Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value

LONG FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$6,684,520	1.60%	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	434,714	0.10%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(183,272)	-0.04%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	58,110	0.01%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	48,743	0.01%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	677,595	0.16%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	4,336	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	541,740	0.13%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(1,837,491)	-0.44%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	(6,011)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	99,633	0.02%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	92,104	0.02%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	110,192	0.03%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$6,724,913	1.61%	$—	0.00%	$—	0.00%	$—	0.00%

LONG OPTIONS *	$16,169,812	3.87%	$—	0.00%	$(2,364)	-0.02%	$—	0.00%

LONG CURRENCY FORWARDS *	$563,165	0.13%	$—	0.00%	$(6,261)	-0.05%	$—	0.00%

SHORT FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$(5,136,865.19)	-1.23%	$—	0.00%	$—	0.00%	$—	0.00%
Various currency futures contracts (US)	91,830	0.02%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	205,473	0.05%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(400,768)	-0.10%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	(6,889)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(182,971)	-0.04%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	(790,651)	-0.19%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	647,340	0.16%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	1,979,527	0.47%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%		0.00%		0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	89,672	0.02%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	27,673	0.01%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	63,518	0.02%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$(3,413,110)	-0.82%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT OPTIONS *	$(7,119,661)	-1.70%	$—	0.00%	$485	0.00%	$—	0.00%

SHORT CURRENCY FORWARDS *	$(594,116)	-0.14%	$—	0.00%	$(4,194)	-0.03%	$—	0.00%

Total Open Trade Equity	$12,331,003	2.95%	$—	0.00%	$(12,334)	-0.10%	$—	0.00%

SWAPS (1)	$50,836,506	12.17%	$—	0.00%	$7,372,137	57.37%	$426,798	9.59%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value

$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 ( Cost $38,125,391 )	13,146,616	3.14%	4,406,373	5.36%	1,790,356	13.93%	606,310	13.63%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 ( Cost $38,016,039 )	13,179,915	3.15%	4,417,533	5.37%	1,794,891	13.97%	607,846	13.66%

		$26,326,531	6.29%	$8,823,906	10.73%	$3,585,247	27.90%	$1,214,156	27.29%

Certificate of Deposits

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value

$85,000,000.00	Certificate of Deposits 2.19% due 09/15/2009 (Cost $85,000,000)	$22,470,328	5.37%	$13,007,699	15.81%	$3,544,966	27.59%	$445,660	10.02%

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these statements.

Additional Disclosure on U.S. Government Securities	Face Value	Face Value	Face Value	Face Value
US Treasury Note 3.875% due 02/15/2013	12,382,269	4,111,522	1,652,416	569,909
US Treasury Note 4.000% due 02/15/2015	12,450,117	4,134,051	1,661,471	573,032

	24,832,386	$8,245,573	$3,313,887	$1,142,941

	Cost	Cost	Cost	Cost
US Treasury Note 3.875% due 02/15/2013	12,933,667	4,294,613	1,726,000	595,288
US Treasury Note 4.000% due 02/15/2015	12,896,570	4,282,295	1,721,050	593,581

	25,830,237	$8,576,908	$3,447,050	$1,188,869

The Frontier Fund

Condensed Schedule of Investments

June 30, 2009 (Unaudited)

	Managed Futures Index Series		Winton Series		Winton/Graham Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value

LONG FUTURES CONTRACTS*

Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$79,577	0.12%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	10,375	0.02%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(98,599)	-0.15%
Crude Oil, Light 9/1/2009 ( Number of Contracts: 476)			—	0.00%	—	0.00%
Crude Oil, Light 10/1/2009 ( Number of Contracts: 217)			—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	26,873	0.04%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	(14,577)	-0.02%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	(7,050)	-0.01%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	7,240	0.01%
Coffee @ CSCE Settling 3/1/2010 (Number of Contracts: 537)			—	0.00%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	(18,181)	-0.03%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(9,170)	-0.01%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	60,160	0.09%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	(4,780)	-0.01%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$31,868	0.05%

LONG OPTIONS *	$—	0.00%	$—	0.00%	$—	0.00%

LONG CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$(71,415)	-0.11%

SHORT FUTURES CONTRACTS

Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(107,656)	-0.16%
Silver @ Comex Settling 12/1/2009 ( Number of Contracts: 132)				0.00%	$—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	8,098	0.01%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	8,945	0.01%
Crude Oil, Light 8/1/2009 ( Number of Contracts: 504)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	6,641	0.01%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	(48,021)	-0.07%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	(15,799)	-0.02%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	32,422	0.05%
Coffee @ CSCE Settling 9/1/2009 (Number of Contracts: 788)			—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	8,280	0.01%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$(107,090)	-0.16%

SHORT OPTIONS *	$—	0.00%	$—	0.00%	$—	0.00%

SHORT CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$(479,303)	-0.72%

Total Open Trade Equity	$—	0.00%	$—	0.00%	$(625,940)	-0.94%

SWAPS (1)	$—	0.00%	$—	0.00%	$—	0.00%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value

$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 ( Cost $38,125,391 )	57,057	1.28%	6,205,895	9.81%	518,478	0.78%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 ( Cost $38,016,039 )	57,201	1.28%	6,221,615	9.83%	519,791	0.78%

		$114,258	2.56%	$12,427,510	19.64%	$1,038,269	1.56%

Certificate of Deposits

FACE VALUE		Fair Value		Fair Value		Fair Value

$85,000,000.00	Certificate of Deposits 2.19% due 09/15/2009 (Cost $85,000,000)	$493,839	1.11%	$14,240,975	22.51%	$8,770,330	13.12%

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these statements.

Additional Disclosure on U.S. Government Securities	Face Value	Face Value	Face Value
US Treasury Note 3.875% due 02/15/2013	51,223	5,801,607	465,088
US Treasury Note 4.000% due 02/15/2015	51,504	5,833,397	467,636

	$102,727	$11,635,004	$932,724

	Cost	Cost	Cost
US Treasury Note 3.875% due 02/15/2013	53,504	6,059,960	485,799
US Treasury Note 4.000% due 02/15/2015	53,351	6,042,579	484,406

	$106,855	$12,102,539	$970,204

The Frontier Fund

Condensed Schedule of Investments

December 31, 2008

	Balanced Series		Winton Series		Campbell/Graham/ Tiverton Series		Currency Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value

LONG FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$(12,295,591)	-3.68%	$(61,704)	-0.08%	$(16,604)	-0.02%	$—	0.00%
Various base metals futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	729,987	0.22%	706,944	0.95%	16,123	0.02%	—	0.00%
Various currency futures contracts (Canada)	6,889	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	38,129	0.01%	8,268	0.01%	1,315	0.00%	—	0.00%
Various currency futures contracts (Far East)	11,609	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(742,136)	-0.22%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(144,841)	-0.04%	595,492	0.80%	(80,680)	-0.10%	—	0.00%
Various interest rates futures contracts (Canada)	25,302	0.01%	57,298	0.08%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	400,577	0.12%	1,120,595	1.52%	152,684	0.20%	—	0.00%
Various interest rates futures contracts (Far East)	214,448	0.06%	210,136	0.29%	38,094	0.05%	—	0.00%
Various precious metals futures contracts (U.S.)	760,620	0.23%	—	0.00%	3,340	0.00%	—	0.00%
Various soft futures contracts (U.S.)	1,450,205	0.43%	8,930	0.01%	290	0.00%	—	0.00%
Various soft futures contracts (Europe)	155,590	0.05%	51,098	0.07%	2,660	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	119,055	0.04%	935	0.00%	2,274	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	34,898	0.01%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	133,008	0.03%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$(9,102,251)	-2.73%	$2,697,992	3.65%	$119,496	0.15%	$—	0.00%

LONG OPTIONS *	$19,791,432	5.93%	$—	0.00%	$—	0.00%	$—	0.00%

LONG CURRENCY FORWARDS *	$119,914	0.04%	$—	0.00%	$148,701	0.19%	$(53,532)	-0.36%

SHORT FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$15,978,874	4.79%	$501,985	0.68%	$41,677	0.04%	$—	0.00%
Various currency futures contracts (US)	117,766	0.04%	(456,100)	-0.62%	625	0.00%	—	0.00%
Various currency futures contracts (Canada)	(9,283)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	37,430	0.01%	—	0.00%	(5,097)	-0.01%	—	0.00%
Various currency futures contracts (Far East)	(36,957)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	830,528	0.25%	109,091	0.15%	(7,363)	-0.01%	—	0.00%
Various interest rates futures contracts (U.S.)	(340,369)	-0.10%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	(2,139)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(26,077)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	(58,831)	-0.02%	(3,652)	0.00%	(1,075)	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	(172,610)	-0.05%	(11,840)	-0.02%	(4,930)	-0.01%	—	0.00%
Various soft futures contracts (U.S.)	(841,206)	-0.25%	(628,657)	-0.85%	(83,229)	-0.10%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	(1,171)	0.00%	—	0.00%		0.00%
Various soft futures contracts (Europe)	(56,202)	-0.02%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(25,725)	-0.01%	(22,255)	-0.03%	(290)	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	(4,155)	-0.01%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(24,304)	-0.01%	(22,869)	-0.03%	(5,296)	-0.01%	—	0.00%
Various stock index futures contracts (Far East)	(18,424)	-0.01%	—	0.00%	(4,799)	-0.01%	—	0.00%

Total Short Futures Contracts	$15,352,471	4.60%	$(539,623)	-0.73%	$(69,777)	-0.09%	$—	0.00%

SHORT OPTIONS *	$(3,378,636)	-1.01%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT CURRENCY FORWARDS *	$366,597	0.11%	$—	0.00%	$(309,946)	-0.39%	$66,342	0.45%

Total Open Trade Equity	$23,149,527	6.94%	$2,158,369	2.92%	$(111,526)	-0.14%	$12,810	0.09%

SWAPS (1)	$53,072,356	15.91%	$—	0.00%	$—	0.00%	$9,122,121	62.73%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value

$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 ( Cost $38,125,391 )	21,217,648	6.36%	6,358,802	8.59%	4,619,723	5.94%	1,858,412	12.51%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 ( Cost $38,016,039 )	21,824,892	6.54%	6,540,790	8.84%	4,751,938	6.11%	1,911,599	12.88%

		$43,042,540	12.90%	$12,899,592	17.43%	$9,371,661	12.05%	$3,770,011	25.39%

Certificate of Deposits

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value

$85,000,000.00	Certificate of Deposits 2.19% due 09/15/2009 (Cost $85,000,000)	$34,091,481	10.22%	$14,085,571	19.03%	$12,866,065	16.54%	$3,506,438	23.62%

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these statements.

Additional Disclosure on U.S. Government Securities	Face Value	Face Value	Face Value	Face Value
US Treasury Note 3.875% due 02/15/2013	19,098,065	5,801,607	4,111,522	1,652,416
US Treasury Note 4.000% due 02/15/2015	19,202,712	5,833,397	4,134,051	1,661,471

	$38,300,778	$11,635,004	$8,245,573	$3,313,887

	Cost	Cost	Cost	Cost
US Treasury Note 3.875% due 02/15/2013	19,948,526	6,059,960	4,294,613	1,726,000
US Treasury Note 4.000% due 02/15/2015	19,891,310	6,042,579	4,282,295	1,721,050

	$39,839,836	$12,102,539	$8,576,908	$3,447,050

The Frontier Fund

Condensed Schedule of Investments

December 31, 2008

	Winton/Graham Series		Long Only Commodity Series		Long/Short Commodity Series		Managed Futures Index Series
	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS*

Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(5,895,303)	-10.21%	$—	0.00%
Silver @ Comex Settling 5/1/2009 ( Number of Contracts: 647)	—	0.00%	—	0.00%	2,997,465	5.19%	—	0.00%
Silver @ Comex Settling 7/1/2009 ( Number of Contracts: 1,096)	—	0.00%	—	0.00%	3,008,100	5.21%	—	0.00%
Silver @ Comex Settling 12/1/2009 ( Number of Contracts: 736)	—	0.00%	—	0.00%	2,138,080	3.70%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	166,320	0.29%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(522,392)	-0.90%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(391)	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	342,510	0.59%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	248,808	0.43%	—	0.00%
Sugar #11 Settling 7/1/2009 (Number of Contracts: 459)	—	0.00%	—	0.00%	(1,403,438)	-2.43%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	(35)	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	100,873	0.18%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	377	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$1,180,974	2.05%	$—	0.00%

LONG OPTIONS *	$—	0.00%	$—	0.00%	285,120	0.49%	$—	0.00%

LONG CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS

Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$132,765	0.23%	$—	0.00%
Silver @ Comex Settling 3/1/2009 ( Number of Contracts: 2,054)	—	0.00%	—	0.00%	10,272,220	17.79%	—	0.00%
Silver @ Comex Settling 9/1/2009 ( Number of Contracts: 356)	—	0.00%	—	0.00%	(1,034,180)	-1.79%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(29,640)	-0.05%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(1,329,703)	-2.30%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	(234)	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	408,296	0.71%	—	0.00%
Coffee @ CSCE Settling 3/1/2009 (Number of Contracts 740)	—	0.00%	—	0.00%	1,345,875	2.32%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(12,545)	-0.02%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$9,752,854	16.89%	$—	0.00%

SHORT OPTIONS *	$—	0.00%	$—	0.00%	$(465,185)	-0.80%	$—	0.00%

SHORT CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity	$—	0.00%	$—	0.00%	$10,753,763	18.63%	$—	0.00%

SWAPS (1)	$—	0.00%	$836,554	20.69%	$—	0.00%	$—	0.00%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value

$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391)	702,096	1.40%	611,888	15.14%	5,202,833	9.01%	69,067	2.03%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039)	722,190	1.44%	629,401	15.57%	5,351,738	9.27%	71,044	2.09%

		$1,424,286	2.84%	$1,241,289	30.71%	$10,554,571	18.28%	$140,111	4.12%

Certificate of Deposits

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value

$85,000,000.00	Certificate of Deposits 2.19% due 09/15/2009 (Cost $85,000,000)	$8,675,748	17.28%	$440,781	10.90%	$10,923,009	18.92%	$488,470	14.35%

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these statements.

Additional Disclosure on U.S. Government Securities	Face Value	Face Value	Face Value	Face Value
US Treasury Note 3.875% due 02/15/2013	465,088	569,909	4,750,169	51,223
US Treasury Note 4.000% due 02/15/2015	467,636	573,032	4,776,197	51,504

	$932,724	$1,142,941	$9,526,366	$102,727

	Cost	Cost	Cost	Cost
US Treasury Note 3.875% due 02/15/2013	485,799	595,288	4,961,700	53,504
US Treasury Note 4.000% due 02/15/2015	484,406	593,581	4,947,469	53,351

	$970,204	$1,188,869	$9,909,169	$106,855

The Frontier Fund

Statements of Operations

For the Three Months Ended June 30, 2009 and 2008

	Frontier Diversified Series (1) (Unaudited)		Frontier Dynamic Series (1) (Unaudited)		Frontier Long/Short Commodity Series (Unaudited)
	6/30/2009	6/30/2008	6/30/2009	6/30/2008	6/30/2009	6/30/2008
Investment Income:
Interest - net	$35,275	$—	$30,195	$—	$276,765	$201,383

Total Income	35,275	—	30,195	—	276,765	201,383

Expenses:
Incentive Fees	42,026	—	—	—	589,720	677,557
Management Fees	13,238	—	—	—	687,733	363,261
Service Fees - Class 1	5,252	—	4,497	—	377,517	321,374
Trading Fees	49,469	—	42,325	—	86,265	49,355

Total Expenses	109,985	—	46,822	—	1,741,235	1,411,547

Investment gain/(loss) - net	(74,710)	—	(16,627)	—	(1,464,470)	(1,210,164)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	—	—	15	—	(7,191,786)	31,672,790
Net change in open trade equity	—	—	—	—	14,722,306	(23,236,752)
Net unrealized gain/(loss) on swap contracts	(372,611)	—	(882,146)	—	—	—
Net unrealized gain/(loss) on treasuries	58,261	—	49,713	—	(254,132)	(554,901)
Trading commissions	—	—	—	—	(619,903)	(70,204)
Net change in inter-series receivables	625,551	—	847,463	—	—	—
Equity in earnings/(loss) from trading companies	(237,502)	—	—	—	(32,753)	—

Net gain/(loss) on investments	73,699	—	15,045	—	6,623,732	7,810,933

Non-controlling interests in earnings	—	—	—	—	(1,986,844)	(4,994,259)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	(1,011)	—	(1,582)	—	3,172,418	1,606,510

NET INCOME/(LOSS) PER UNIT
Class 1	$(1.89)	N/A	$(2.93)	$3.08	$5.04	$3.31
Class 1a	N/A	N/A	N/A	N/A	$6.32	N/A
Class 2	$(1.79)	N/A	$(2.82)	$4.24	$(2.47)	$4.42
Class 2a	N/A	N/A	N/A	N/A	$(2.36)	N/A
Class 3	N/A	N/A	N/A	N/A	$(2.19)	N/A

(1)	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended June 30, 2009 and 2008

	Frontier Masters (1) (Unaudited)		Balanced Series (Unaudited)		Campbell/Graham/Tiverton Series (Unaudited)
	6/30/2009	6/30/2008	6/30/2009	6/30/2008	6/30/2009	6/30/2008
Investment Income:
Interest - net	$28,348	$—	$304,159	$136,293	$53,032	$22,394

Total Income	28,348	—	304,159	136,293	53,032	22,394

Expenses:
Incentive Fees	9,073	—	1,833,589	3,482,273	—	596,841
Management Fees	25,087	—	460,512	387,054	534,829	438,993
Service Fees - Class 1	4,226	—	2,358,434	1,548,086	543,332	426,797
Trading Fees	39,752	—	520,434	494,243	104,223	97,676

Total Expenses	78,138	—	5,172,969	5,911,656	1,182,384	1,560,307

Investment gain/(loss) - net	(49,790)	—	(4,868,810)	(5,775,363)	(1,129,352)	(1,537,913)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	—	—	(4,409,805)	2,265,141	(969,654)	3,560,416
Net realized gain/(loss) on swap contracts	—	—	—	(1,429,946)	—	—
Net change in open trade equity	—	—	(605,173)	16,109,922	(574,128)	459,995
Net unrealized gain/(loss) on swap contracts	(189,598)	—	(1,553,165)	7,083,314	—	—
Net unrealized gain/(loss) on treasuries	46,927	—	(1,665,684)	(3,228,984)	(325,742)	(808,139)
Trading commissions	—	—	(326,688)	(357,641)	(25,981)	(32,589)
Net change in inter-series payables	538,696	—	(2,348,959)	(81,840)	—	—
Equity in earnings/(loss) from trading companies	(347,322)	—	(213,346)	6,628,955	(2,089,370)	2,062,584

Net gain/(loss) on investments	48,703	—	(11,122,820)	26,988,921	(3,984,875)	5,242,267

Non-controlling interests in earnings	—	—	3,203,271	(3,314,109)	781,472	(1,201,878)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(1,087)	$—	$(12,788,359)	$17,899,449	$(4,332,755)	$2,502,476

NET INCOME/(LOSS) PER UNIT
Class 1	$(2.03)	N/A	$(4.15)	$7.50	$(5.60)	$3.73
Class 1a	N/A	N/A	$(3.72)	$6.71	N/A	N/A
Class 2	$(1.92)	N/A	$(3.70)	$9.35	$(5.48)	$4.93
Class 2a	N/A	N/A	$(3.22)	$7.91	N/A	N/A
Class 3a	N/A	N/A	$(3.23)	N/A	N/A	N/A

(1)	The Frontier Masters Series began trading operations on June 9, 2009

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended June 30, 2009 and 2008

	Currency Series (Unaudited)		Long Only Commodity Series (Unaudited)		Managed Futures Index Series (Unaudited)
	6/30/2009	6/30/2008	6/30/2009	6/30/2008	6/30/2009	6/30/2008
Investment Income:
Interest - net	$16,158	$11,758	$17,611	$27,595	$17,469	$5,777

Total Income	16,158	11,758	17,611	27,595	17,469	5,777

Expenses:
Incentive Fees	—	—	—	—	—	—
Management Fees	39,460	43,847	12,996	21,823	18,109	7,410
Service Fees - Class 1	78,665	87,176	17,206	31,385	10,451	5,690
Trading Fees	35,574	27,150	5,139	8,723	4,957	1,851

Total Expenses	153,699	158,173	35,341	61,931	33,517	14,951

Investment gain/(loss) - net	(137,541)	(146,415)	(17,730)	(34,336)	(16,048)	(9,174)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	(122,528)	(85,368)	—	—	—	—
Net realized gain/(loss) on swap contracts	—	82,997	584,205	1,177,281
Net change in open trade equity	125,362	(6,312)	—	—	—	—
Net unrealized gain/(loss) on swap contracts	(502,622)	—	—	—	—	—
Net unrealized gain/(loss) on treasuries	(105,776)	(221,961)	(15,938)	(79,513)	(15,812)	(17,621)
Net change in inter-series payables	337,249	81,840	—	—	—	—
Equity in earnings/(loss) from trading companies	—	—	—	—	(35,774)	22,548

Net gain/(loss) on investments	(268,315)	(148,804)	568,267	1,097,768	(51,586)	4,927

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(405,856)	$(295,219)	$550,537	$1,063,432	$(67,634)	$(4,247)

NET INCOME/(LOSS) PER UNIT
Class 1	$(2.85)	$(2.58)	$9.09	$21.19	$(2.87)	$(1.02)
Class 2	$(2.51)	$(2.01)	$10.07	$22.86	$(2.44)	$(0.49)

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended June 30, 2009 and 2008

	Winton Series (Unaudited)		Winton/Graham Series (Unaudited)
	6/30/2009	6/30/2008	6/30/2009	6/30/2008
Investment Income:
Interest - net	$39,610	$49,907	$44,285	$4,749

Total Income	39,610	49,907	44,285	4,749

Expenses:
Incentive Fees	—	786,738	—	280,229
Management Fees	330,805	279,479	377,414	71,899
Service Fees - Class 1	412,097	451,025	365,413	78,976
Trading Fees	81,094	69,736	75,594	14,373

Total Expenses	823,996	1,586,978	818,421	445,477

Investment gain/(loss) - net	(784,386)	(1,537,071)	(774,136)	(440,728)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	(5,841,574)	2,403,600	449,593	—
Net change in open trade equity	(1,230,975)	2,739,856	245,865	—
Net unrealized gain/(loss) on treasuries	(264,942)	(864,259)	(244,414)	(104,596)
Trading commissions	(15,388)	(45,447)	(73,554)	—
Net change in inter-series payables	—	—	—	—
Equity in earnings/(loss) from trading companies	(785,343)	1,228,977	(2,926,928)	1,397,090

Net gain/(loss) on investments	(8,138,222)	5,462,727	(2,549,438)	1,292,494

Non-controlling interests in earnings	3,512,089	(1,829,908)	(299,436)	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(5,410,519)	$2,095,748	$(3,623,010)	$851,766

NET INCOME/(LOSS) PER UNIT
Class 1	$(9.99)	$3.08	$(6.67)	$6.01
Class 2	$(9.86)	$4.24	$(6.69)	$7.58

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Six Months Ended June 30, 2009 and 2008

	Frontier Diversified Series (1) (Unaudited)		Frontier Dynamic Series (1) (Unaudited)		Frontier Long/Short Commodity Series (Unaudited)
	6/30/2009	6/30/2008	6/30/2009	6/30/2008	6/30/2009	6/30/2008
Investment Income:
Interest - net	$35,275		$30,195	$—	$644,039	$419,153

Total Income	35,275	—	30,195	—	644,039	419,153

Expenses:
Incentive Fees	42,026	—	—	—	1,265,455	1,243,140
Management Fees	13,238	—	—	—	1,300,066	632,939
Service Fees - Class 1	5,252	—	4,497	—	727,777	580,144
Trading Fees	49,469	—	42,325	—	174,548	90,115

Total Expenses	109,985	—	46,822	—	3,467,846	2,546,338

Investment gain/(loss) - net	(74,710)	—	(16,627)	—	(2,823,807)	(2,127,185)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	—	—	15	—	(11,682,988)	(10,552,172)
Net change in open trade equity	—	—	—	—	30,512,938	25,578,015
Net unrealized gain/(loss) on swap contracts	(372,611)	—	(882,146)	—	—	—
Net unrealized gain/(loss) on treasuries	58,261	—	49,713	—	(365,924)	(215,782)
Trading commissions	—	—	—	—	(1,008,390)	(467,579)
Net change in inter-series receivables	625,551	—	847,463	—	—	—
Equity in earnings/(loss) from trading companies	(237,502)	—	—	—	(32,753)	—

Net gain/(loss) on investments	73,699	—	15,045	—	17,422,883	14,342,482

Non-controlling interests in earnings	—	—	—	—	(9,182,365)	(7,911,815)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(1,011)	$—	$(1,582)	$—	$5,416,711	$4,303,482

NET INCOME/(LOSS) PER UNIT
Class 1	$(1.89)	N/A	$(2.93)	N/A	$8.79	$11.09
Class 1a	N/A	N/A	N/A	N/A	$(2.47)	N/A
Class 2	$(1.79)	N/A	$(2.82)	N/A	$11.24	$13.50
Class 2a	N/A	N/A	N/A	N/A	$(2.36)	N/A
Class 3	N/A	N/A	N/A	N/A	$(2.19)	N/A

(1)	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Six Months Ended June 30, 2009 and 2008

	Frontier Masters Series(1) (Unaudited)		Balanced Series (Unaudited)		Campbell/Graham/Tiverton Series (Unaudited)
	6/30/2009	6/30/2008	6/30/2009	6/30/2008	6/30/2009	6/30/2008
Investment Income:
Interest - net	$28,348	$—	$403,160	$834,442	$197,182	$186,534

Total Income	28,348	—	403,160	834,442	197,182	186,534

Expenses:
Incentive Fees	9,073	—	3,950,234	7,618,572	(2,140)	1,035,771
Management Fees	25,087	—	857,146	774,572	1,100,296	784,754
Service Fees - Class 1	4,226	—	4,429,977	3,104,514	1,068,736	848,165
Trading Fees	39,752	—	1,063,034	985,935	217,495	193,675

Total Expenses	78,138	—	10,300,391	12,483,593	2,384,387	2,862,365

Investment gain/(loss) - net	(49,790)	—	(9,897,231)	(11,649,151)	(2,187,205)	(2,675,831)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	—	—	8,006,795	23,232,234	(1,617,478)	7,579,994
Net realized gain/(loss) on swap contracts	—	—	—	(1,429,946)	—	—
Net change in open trade equity	—	—	(13,075,702)	15,141,170	(760,231)	891,917
Net unrealized gain/(loss) on swap contracts	(189,598)	—	(2,235,850)	10,799,176	—	—
Net unrealized gain/(loss) on treasuries	46,927	—	(2,280,705)	(1,121,918)	(482,182)	(289,725)
Trading commissions	—	—	(583,458)	(910,926)	(99,835)	(78,244)
Net change in inter-series payables	538,696	—	(3,094,471)	217,344	—	—
Equity in earnings/(loss) from trading companies	(347,322)	—	6,696,833	9,546,511	(2,606,607)	2,651,886

Net gain/(loss) on investments	48,703	—	(6,566,558)	55,473,645	(5,566,333)	10,755,828

Non-controlling interests in earnings	—	—	3,922,518	(9,702,967)	1,336,526	(2,393,794)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(1,087)	$—	$(12,541,271)	$34,121,527	$(6,417,012)	$5,686,203

NET INCOME/(LOSS) PER UNIT
Class 1	$(2.03)	N/A	$(4.11)	$14.01	$(8.51)	$8.47
Class 1a	N/A	N/A	$(3.95)	$12.49	N/A	N/A
Class 2	$(1.92)	N/A	$(2.60)	$17.43	$(7.85)	$10.87
Class 2a	N/A	N/A	$(2.57)	$14.74	N/A	N/A
Class 3a	N/A	N/A	$(3.23)	N/A	N/A	N/A

(1)	The Frontier Masters Series began trading operations on June 9, 2009

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Six Months Ended June 30, 2009 and 2008

	Currency Series (Unaudited)		Long Only Commodity Series (Unaudited)		Managed Futures Index Series (Unaudited)
	6/30/2009	6/30/2008	6/30/2009	6/30/2008	6/30/2009	6/30/2008
Investment Income:
Interest - net	$34,926	$53,654	$36,448	$59,377	$32,048	$12,128

Total Income	34,926	53,654	36,448	59,377	32,048	12,128

Expenses:
Management Fees	81,484	82,486	24,991	39,382	35,094	12,340
Service Fees - Class 1	163,379	165,399	32,592	57,532	20,863	9,504
Trading Fees	79,781	51,973	9,990	15,751	9,203	3,083

Total Expenses	324,644	299,858	67,573	112,665	65,160	24,927

Investment gain/(loss) - net	(289,718)	(246,204)	(31,125)	(53,288)	(33,112)	(12,799)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	(87,087)	21,317	—	—	—	—
Net realized gain/(loss) on swap contracts	—	905,646	357,959	1,671,070	—	—
Net change in open trade equity	(25,145)	(7,185)	—	—	—	—
Net unrealized gain/(loss) on swap contracts	(1,749,986)	—	—	—	—	—
Net unrealized gain/(loss) on treasuries	(163,255)	(87,922)	(22,680)	(27,077)	(22,501)	(7,357)
Net change in inter-series payables	1,082,761	(217,344)	—	—	—	—
Equity in earnings/(loss) from trading companies	—	—	—	—	(237,784)	123,829

Net gain/(loss) on investments	(942,712)	614,512	335,279	1,643,993	(260,285)	116,472

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(1,232,430)	$368,308	$304,154	$1,590,705	$(293,397)	$103,673

NET INCOME/(LOSS) PER UNIT
Class 1	$(8.41)	$3.26	$4.82	$32.68	$(11.37)	$9.53
Class 2	$(8.06)	$5.31	$5.89	$35.42	$(10.81)	$11.04

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Six Months Ended June 30, 2009 and 2008

	Winton Series (Unaudited)		Winton/Graham Series (Unaudited)
	6/30/2009	6/30/2008	6/30/2009	6/30/2008
Investment Income:
Interest - net	$243,684	$186,228	$143,800	$27,745

Total Income	243,684	186,228	143,800	27,745

Expenses:
Incentive Fees	(21,347)	1,767,538	(5,804)	470,130
Management Fees	721,110	504,544	654,686	125,006
Service Fees - Class 1	862,757	771,641	663,597	130,596
Trading Fees	178,685	125,821	131,108	24,964

Total Expenses	1,741,205	3,169,544	1,443,587	750,696

Investment gain/(loss) - net	(1,497,521)	(2,983,316)	(1,299,787)	(722,951)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	(4,684,999)	2,403,600	449,593	—
Net change in open trade equity	(3,608,807)	2,739,856	245,865	—
Net unrealized gain/(loss) on treasuries	(415,926)	(385,123)	(344,708)	(26,143)
Trading commissions	(36,659)	(45,447)	(73,554)	—
Equity in earnings/(loss) from trading companies	(785,343)	6,927,252	(3,751,544)	2,589,006

Net gain/(loss) on investments	(9,531,734)	11,640,138	(3,474,348)	2,562,863

Non-controlling interests in earnings	4,066,993	(1,829,908)	(299,436)	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(6,962,262)	$6,826,914	$(5,073,571)	$1,839,912

NET INCOME/(LOSS) PER UNIT
Class 1	$(12.97)	$13.85	$(9.73)	$16.84
Class 2	$(12.04)	$16.43	$(9.19)	$20.35

The accompanying notes are an integral part of these statements.

Statements of Changes in Owners’ Capital

For the Six Months Ended June, 2009 (Unaudited)

	Frontier Diversified Series (1)					Frontier Dynamic Series (1)
	Class 1	Class 1	Class 2	Class 2		Class 1	Class 1	Class 2	Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total
Owners’ Capital, January 1, 2009	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Sale of Units	27,500	—	27,500	—	55,000	27,500	—	27,500	—	55,000
Redemption of Units	—	—	—	—	—	—	—	—	—	—
Contributions					—					—
Distributions					—					—
Net increase in Owners’					—					—
Capital resulting from operations	(520)	—	(491)	—	(1,011)	(805)	—	(777)	—	(1,582)

Owners’ Capital, June 30, 2009	$26,980	$—	$27,009	$—	$53,989	$26,695	$—	$26,723	$—	$53,418

Owners’ Capital - Units, January 1, 2009	—	—	—	—	—	—	—	—	—	—

Sale of Units	275	—	275	—	550	275	—	275	—	550
Redemption of Units	—	—	—	—	—	—	—	—	—	—

Owners’ Capital - Units, June 30, 2009	275	—	275	—	550	275	—	275	—	550

Net asset value per unit at start of operations		$100.00		$100.00			$100.00		$100.00

Change in net asset value per unit for three months ended June 30, 2009		(1.89)		(1.79)			(2.93)		(2.82)

Net asset value per unit at June 30, 2009		$98.11		$98.21			$97.07		$97.18

(1)	The Frontier Diversified Series and Dynamic Series began trading operations on June 9, 2009

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2009 (Unaudited)

	Frontier Long/Short Commodity Series
	Class 1	Class 2		Class 3 (1)	Class 1a (2)	Class 1a (2)	Class 2a (2)	Class 2a (2)
	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, January 1, 2009	$46,525,406	$933,708	$10,273,181	$—	$—	$—	$—	$—	$10,124,156	$67,856,451

Sale of Units	6,999,243	—	3,221,195	5,130,557	27,500	—	27,500	—		15,405,995
Redemption of Units	(9,885,853)	—	(1,011,442)	(180,415)	—	—	—	—		(11,077,710)
Contributions									20,700,000	20,700,000
Distributions									(14,169,253)	(14,169,253)
Net increase in Owners’
Capital resulting from operations	4,246,868	96,047	1,185,242	(110,118)	(678)	—	(650)	—	9,182,363	14,599,074

Owners’ Capital, June 30, 2009	$47,885,664	$1,029,755	$13,668,176	$4,840,024	$26,822	$—	$26,850	$—	$25,837,266	$93,314,557

Owners’ Capital - Units, January 1, 2009	463,448	8,544	94,008	—	—	—	—	—	—	566,000

Sale of Units	66,395	—	28,148	41,636	275	—	275	—	—	136,729
Redemption of Units	(91,249)	—	(8,747)	(1,475)	—	—	—	—	—	(101,471)

Owners’ Capital - Units, June 30, 2009	438,594	8,544	113,409	40,161	275	—	275	—	—	601,258

Net asset value per unit at January 1, 2009 or start of operations	$100.39		$109.28	$122.70		$100.00		$100.00

Change in net asset value per unit for three months ended March 31, 2009	3.75		4.92	—		—		—

Net asset value per unit at March 31, 2009	$104.14		$114.20	$122.70		$100.00		$100.00

Change in net asset value per unit for three months ended June 30, 2009	5.04		6.32	(2.19)		(2.47)		(2.36)

Net asset value per unit at June 30, 2009	$109.18		$120.52	$120.51		$97.53		$97.64

(1)	Frontier Long/Short Series Class 3 began trading operations on May 30, 2009
(2)	Frontier Long/Short Series Class 1a and 2a began trading operations on June 9, 2009

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June, 2009 (Unaudited)

	Frontier Masters Series (1)					Balanced Series
	Class 1	Class 1	Class 2	Class 2		Class 1	Class 1a		Class 2		Class 2a		Class 3a (2)
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, January 1, 2009	$—	$—	$—	$—	$—	$256,550,829	$224	$8,135,941	$3,612,130	$63,497,532	$120,378	$1,765,973	$—	$9,330,079	$343,013,086

Sale of Units	27,500	—	27,500	—	55,000	75,195,360	—	3,808,764	460,000	25,453,529	30,000	1,772,211	399,540		107,119,404
Redemption of Units	—	—	—	—	—	(15,753,919)	(221)	(1,038,614)	—	(4,607,054)	—	(55,907)	(7,508)		(21,463,223)
Change in control of ownership - Trading Companies					—									350,058	350,058
Contributions					—									8,311,353	8,311,353
Distributions					—									(2,238,157)	(2,238,157)
Net decrease in Owners’					—										—
Capital resulting from operations	(558)	—	(529)	—	(1,087)	(10,344,894)	(3)	(381,412)	(81,852)	(1,646,258)	(3,466)	(74,945)	(8,441)	(3,922,519)	(16,463,790)

Owners’ Capital, June 30, 2009	$26,942	$—	$26,971	$—	$53,913	$305,647,376	$—	$10,524,679	$3,990,278	$82,697,749	$146,912	$3,407,332	$383,591	$11,830,814	$418,628,731

Owners’ Capital - Units, January 1, 2009	—	—	—	—	—	2,049,590	2	72,584	25,359	445,784	992	14,560	—	—	2,608,871

Sale of Units	275	—	275	—	550	601,580	—	34,071	3,176	177,839	245	14,604	3,293		834,808
Redemption of Units	—	—	—	—	—	(126,385)	(2)	(9,326)	—	(32,248)	—	(465)	(63)		(168,489)

Owners’ Capital - Units, June 30, 2009	275	—	275	—	550	2,524,785	—	97,329	28,535	591,375	1,237	28,699	3,230	—	3,275,190

Net asset value per unit at January 1, 2009		$—		$—		$125.17		$112.09		$142.44		$121.30	$121.97

Change in net asset value per unit for three months ended March 31, 2009		—		—		0.04		(0.23)		1.10		0.65	—

Net asset value per unit at March 31, 2009 or start of operations		$100.00		$100.00		$125.21		$111.86		$143.54		$121.95	$121.97

Change in net asset value per unit for three months ended June 30, 2009		(2.03)		(1.92)		(4.15)		(3.72)		(3.70)		(3.22)	(3.23)

Net asset value per unit at June 30, 2009		$97.97		$98.08		$121.06		$108.14		$139.84		$118.73	$118.74

(1)	The Frontier Masters Series began trading operations on June 9, 2009
(2)	Balanced Series Class 3a began trading operations on June 4, 2009

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2009 (Unaudited)

	Campbell/Graham/Tiverton Series					Currency Series
	Class 1	Class 2				Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Total

Owners’ Capital, January 1, 2009	$69,957,155	$302,878	$7,504,896	$2,391,227	$80,156,156	$11,900,185	$687,357	$2,259,243	$14,846,785

Sale of Units	10,860,439	—	4,025,676		14,886,115	530,589	—	82,125	612,714
Redemption of Units	(3,141,193)	—	(820,808)		(3,962,001)	(1,234,858)	—	(143,131)	(1,377,989)
Change in control of ownership - Trading Companies				(4,388,979)	(4,388,979)
Contributions				4,400,000	4,400,000
Distributions				(1,065,723)	(1,065,723)
Net decrease in Owners’
Capital resulting from operations	(5,764,032)	(19,167)	(633,813)	(1,336,525)	(7,753,537)	(1,019,089)	(50,699)	(162,642)	(1,232,430)

Owners’ Capital, June 30, 2009	$71,912,369	$283,711	$10,075,951	$—	$82,272,031	$10,176,827	$636,658	$2,035,595	$12,849,080

Owners’ Capital - Units, January 1, 2009	632,847	2,439	60,454	—	695,740	123,719	6,289	20,670	150,678

Sale of Units	101,180	—	32,910		134,090	5,809	—	788	6,597
Redemption of Units	(29,182)	—	(6,717)		(35,899)	(13,588)	—	(1,351)	(14,939)

Owners’ Capital - Units, June 30, 2009	704,845	2,439	86,647	—	793,931	115,940	6,289	20,107	142,336

Net asset value per unit at January 1, 2009	$110.54		$124.14			$96.19		$109.30

Change in net asset value per unit for three months ended March 31, 2009	(2.91)		(2.37)			(5.56)		(5.55)

Net asset value per unit at March 31, 2009	$107.63		$121.77			$90.63		$103.75

Change in net asset value per unit for three months ended June 30, 2009	(5.60)		(5.48)			(2.85)		(2.51)

Net asset value per unit at June 30, 2009	$102.03		$116.29			$87.78		$101.24

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2009 (Unaudited)

	Long Only Commodity Series				Managed Futures Index Series
	Class 1	Class 2			Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Total

Owners’ Capital, January 1, 2009	$3,254,226	$110,092	$678,155	$4,042,473	$2,266,977	$77,559	$1,058,515	$3,403,051

Sale of Units	408,898	—	86,800	495,698	708,699	200,000	1,071,138	1,979,837
Redemption of Units	(306,866)	—	(87,025)	(393,891)	(623,285)	—	(1,816)	(625,101)
Contributions				—
Distributions				—
Net (decrease) in Owners’								—
Capital resulting from operations	236,937	8,722	58,495	304,154	(180,107)	(2,085)	(111,205)	(293,397)

Owners’ Capital, June 30, 2009	$3,593,195	$118,814	$736,425	$4,448,434	$2,172,284	$275,474	$2,016,632	$4,464,390

Owners’ Capital - Units, January 1, 2009	46,285	1,479	9,108	56,872	17,151	555	7,577	25,283

Sale of Units	6,179	—	1,232	7,411	5,748	1,582	8,084	15,414
Redemption of Units	(4,636)	—	(1,175)	(5,811)	(4,918)	—	(14)	(4,932)

Owners’ Capital - Units, June 30, 2009	47,828	1,479	9,165	58,472	17,981	2,137	15,647	35,765

Net asset value per unit at January 1, 2009	$70.31		$74.46		$132.18		$139.70

Change in net asset value per unit for three months ended March 31, 2009	(4.27)		(4.18)		(8.50)		(8.37)

Net asset value per unit at March 31, 2009	$66.04		$70.28		$123.68		$131.33

Change in net asset value per unit for three months ended June 30, 2009	9.09		10.07		(2.87)		(2.44)

Net asset value per unit at June 30, 2009	$75.13		$80.35		$120.81		$128.89

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2009 (Unaudited)

	Winton Series						Winton/Graham Series
	Class 1		Class 2				Class 1	Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total

Owners’ Capital, January 1, 2009	$1,304	$62,282,355	$277,935	$11,465,432	$11,355,645	$85,382,671	$35,760,835	$56,315	$14,378,079	$—	$50,195,229

Sale of Units	—	152,791	200,000	—		352,791	20,129,618	—	360,401		20,490,019
Redemption of Units	(1,165)	(3,862,666)	—	(282,896)		(4,146,727)	(2,772,120)	—	(739,900)		(3,512,020)
Change in control of ownership - Trading Companies					(13,830,805)	(13,830,805)				2,557,675	2,557,675
Contributions					8,850,000	8,850,000				1,950,000	1,950,000
Distributions					(2,307,847)	(2,307,847)				(61,690)	(61,690)
Net decrease in Owners’
Capital resulting from operations	(139)	(5,958,416)	(30,005)	(973,702)	(4,066,993)	(11,029,255)	(4,073,938)	(3,934)	(995,699)	299,436	(4,774,134)

Owners’ Capital, June 30, 2009	$—	$52,614,064	$447,930	$10,208,834	$—	$63,270,828	$49,044,395	$52,381	$13,002,881	$4,745,422	$66,845,079

Owners' Capital - Units, January 1, 2009	10	477,595	1,985	81,870	—	561,460	307,804	428	109,351	—	417,583

Sale of Units	—	1,216	1,514	—		2,730	177,772	—	2,732		180,504
Redemption of Units	(10)	(30,792)	—	(2,115)		(32,917)	(24,841)	—	(5,762)		(30,603)

Owners’ Capital - Units, June 30, 2009	—	448,019	3,499	79,755	—	531,273	460,735	428	106,321	—	567,484

Net asset value per unit at January 1, 2009		$130.41		$140.04			$116.18		$131.49

Change in net asset value per unit for three months ended March 31, 2009		(2.98)		(2.18)			(3.06)		(2.50)

Net asset value per unit at March 31, 2009		$127.43		$137.86			$113.12		$128.99

Change in net asset value per unit for three months ended June 30, 2009		(9.99)		(9.86)			(6.67)		(6.69)

Net asset value per unit at June 30, 2009		$117.44		$128.00			$106.45		$122.30

The accompanying notes are an integral part of these statements.

The Frontier Fund

Notes to Financial Statements

As of June 30, 2009 (Unaudited)

1. Organization

The Frontier Fund (the “Trust”), was formed as a Delaware statutory trust on August 8, 2003, with separate Series of Units. Its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances). The Trust is a multi-advisor commodity pool as described in Commodity Futures Trading Commission, or CFTC Regulation § 4.10(d)(2).

The Trust has eleven (11) separate and distinct Series of Units issued and outstanding: Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Campbell/Graham/Tiverton Series, Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series (each a “Series” and collectively, the “Series”). The Trust may issue additional Series of Units. The Units of each Series are separated into three or six sub-classes of Units. The Trust, with respect to each Series:

•

engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts) may, from time to time, engage in cash and spot transactions;

•

allocates funds to a subsidiary limited liability trading company or companies (“Trading Company”). Except as otherwise described in these notes, each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s assets, make the trading decisions for the assets of each Series vested in such Trading Company. Each Trading Company will segregate its assets from any other Trading Company;

•	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series and the other Trust assets;

•	calculates the Net Asset Value (“NAV”) of its Units separately from the other Series;

•

has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies); and

•

maintains each Series of Units in three or six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of Selling Agents selling such Class 1 or Class 1a Units. Equinox Fund Management, LLC (the “Managing Owner”), prepays the initial service fee which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit sold until such Class 2 or Class 2a Units which are subject to the fee limitation are exchanged for Class 3 or Class 3a Units of the applicable Series. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents.

•

All payments made to Selling Agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in NASD Rule 2810(b)(4)(B)(ii) of the Conduct Rules of FINRA (“Rule 2810”). Class 3 Units of any Series, or Class 3a Units of the Frontier Long/Short Commodity Series or Balanced Series, will be issued in exchange for an investor’s Class 1 Units or Class 2 Units of such Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Series or Balanced Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2810 with respect to such Units has been reached or will be reached. No service fees are paid with respect to Class 3 or Class 3a Units.

•

Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

As of June 30, 2009, the total Units outstanding of each Series of the Trust was 550 with respect to the Frontier Diversified Series, 550 with respect to the Frontier Dynamic Series, 601,258 with respect to the Frontier Long/Short Commodity Series, 550 with respect to the Frontier Masters Series, 3,275,190 with respect to the Balanced Series, 793,931 with respect to the Campbell/Graham/Tiverton Series, 142,336 with respect to the Currency Series, 58,472 with respect to the Long Only Commodity Series, 35,765 with respect to the Managed Futures Index Series, 531,273 with respect to the Winton Series, and 567,484 with respect to the Winton/Graham Series. As of June 30, 2009, the Trust, with respect to the Frontier Diversified Series, Frontier Dynamic Series, Frontier Masters Series, Campbell/Graham/Tiverton Series, Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series separates Units into three separate Classes – Class 1, Class 2, and Class 3. The Trust, with respect to the Balanced Series, and Frontier Long/Short Commodity Series separates Units into six separate Classes – Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management.

As of June 30, 2009, each of the Frontier Dynamic Series, Long Only Commodity Series, Managed Futures Index Series and Winton Series has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in each such Trading Company, except the Trading Company for the Frontier Dynamic Series and for the Long Only Commodity Series allocate assets only to Swaps. The Currency Series invests a portion of its assets in a single Trading Company, which allocates assets to one Trading Advisor and one Swap. The Frontier Long/Short Commodity Series invests its assets in a single Trading Company and has multiple Trading Advisors that manage the assets invested in such Trading Company. Each of the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Campbell/Graham/Tiverton Series, and Winton/Graham Series has invested a portion of its assets in several different Trading Companies and has multiple Trading Advisors that manage the assets invested in such Trading Companies. Trading Advisors are responsible for the trading decisions of the respective Trading Companies for which they trade. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management.

2. Significant Accounting Policies

The following are the significant accounting policies of the Trust.

Basis of Presentation—The financial statements of each Series of the Trust included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Consolidation—The Series, through investing in the Trading Companies, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in securities and derivative instruments, and have no operating income or expenses, except for trading income and expenses, all of which is allocated to the Series. Trading Companies in which a Series has a majority equity interest are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling or majority interest are carried in the statement of financial condition of such Series at fair value. Fair value represents the proportionate share of the equity of a Series in a Trading Company.

The consolidated financial statements of the Frontier Diversified Series include the assets, liabilities and earnings of its wholly-owned trading company, Frontier Trading Company X, LLC.

The consolidated financial statements of the Frontier Dynamic Series include the assets, liabilities and earnings of its wholly-owned trading company, Frontier Trading Company XII, LLC.

The consolidated financial statements of the Frontier Long/Short Commodity Series include the assets, liabilities and earnings of its majority-owned trading company, Frontier Trading Company VII, LLC.

The consolidated financial statements of the Frontier Masters Series include the assets, liabilities and earnings of its wholly-owned trading company, Frontier Trading Company XI, LLC.

The consolidated financial statements of the Balanced Series include the assets, liabilities and earnings of its majority owned Trading Companies, Frontier Trading Company I LLC, Frontier Trading Company VI LLC, Frontier Trading Company IX, LLC and Frontier Trading Company XIII, LLC.

The consolidated financial statements of the Campbell/Graham/Tiverton Series included the assets, liabilities and earnings of its majority owned trading company, Frontier Trading Company V LLC until it deconsolidated such trading company as of April 23, 2009 when the Winton/Graham Series allocated additional assets and became majority owner of Frontier Trading Company V LLC.

The consolidated financial statements of the Currency Series include the assets, liabilities and earnings of its wholly owned trading company, Frontier Trading Company III LLC.

The consolidated financial statements of the Long Only Commodity Series include the assets, liabilities and earnings of its wholly-owned trading company, Frontier Trading Company VIII, LLC.

The Winton Series consolidated financial statements included the assets, liabilities and earnings of its majority owned Frontier Trading Company II LLC until May 29, 2009, due to additional assets allocated by other Series to the trading company, resulting in Winton Series becoming a minority owner and deconsolidating as of that date.

The consolidated financial statements of the Winton/Graham Series include the assets, liabilities and earnings of its majority-owned trading company, Frontier Trading Company V LLC commencing April 23, 2009 when it allocated additional assets to become majority owner.

Cash and Cash Equivalents—Cash and cash equivalents include cash and overnight investments in interest-bearing demand deposits with banks and cash managers with maturities of three months or less. The Trust maintains deposits with high quality financial institutions in amounts that are in excess of federally insured limits. Aggregate interest income from all sources, including assets held at clearing brokers, up to two percentage points of the aggregate percentage yield (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Campbell/Graham/Tiverton Series, Currency Series, Winton Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series (Class 1a, Class 2a and Class 3a only), Long Only Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. Any excess is accrued as income allocated to these Series in proportion to their daily NAV, including inter-Series advances.

Certificates of Deposit—Certificates of deposit include interest-bearing instruments issued by U.S Bank National Association, have maturities greater than three months and interest is paid at maturity. Certificates of Deposit are allocated to each Series based on their percentage ownership in the pooled cash management assets on the date of the asset purchase. A portion of the certificates of deposit were allocated to the Frontier Diversified Series, the Frontier Dynamic Series and the Frontier Masters Series in proportion to and as a part of the inter-series advance from the Balanced Series upon the commencement of trading for such Series. The Trust values the certificates of deposit at face value plus accrued interest, which approximates fair value, and reports these instruments as Level 2 inputs under SFAS 157, Fair Value Measurements.

Custom Time Deposits—Custom time deposits are structured deposit agreements with U.S. Bank National Association that earn a guaranteed fixed interest rate of 3.75% and will mature six months from the deposit date and are subject to automatic six-month rollovers through October 2013. Interest is paid monthly or at least every six months. Unscheduled withdrawals will be subject to certain penalties and other costs of the amount deposited if withdrawn before the maturity date. The withdrawal fee is set a 0.225% for the period from six months to one year subsequent to the deposit date and decreases by .05% increments for each year thereafter through the maturity date. Custom time deposits are allocated to each Series based on their percentage ownership in the pooled cash management assets on the date of the asset purchase. A portion of the custom time deposits were allocated to the Frontier Diversified Series, the Frontier Dynamic Series and the Frontier Masters Series in proportion to and as a part of the inter-series advance from Balanced Series upon the commencement of trading for such Series. The Trust values the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.23 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to fair value measurements under SFAS 157.

Payable to Other Series—Each of the Series has invested monies into pooled cash management assets from which purchases were made for certificates of deposit, custom time deposits and U.S. Treasury securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the date of their purchase, except that a portion of these investments were allocated to the Frontier Diversified Series, the Frontier Dynamic Series and the Frontier Masters Series in proportion to and as a part of the inter-series advance from the Balanced Series upon the commencement of trading for such Series. Because these investments were fixed, subsequent withdrawals of cash from these pooled cash management assets by some Series has resulted in a negative cash position or a “Payable to Other Series.” These payables will be settled with either an additional investment in the cash management pool by the Series with the deficiency of cash, or when the underlying investments are liquidated, or both.

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

Revenue recognition—Futures, options on futures, forward and swap contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with the Financial Accounting Standards Board Interpretation No. 39—”Offsetting of Amounts Related to Certain Contracts.” Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market. For U.S Treasury Securities, interest is recognized in the period earned and the instruments are marked-to-market daily based on third party information. Certificates of Deposit and Custom Time Deposits are valued at face value plus accrued interest and the interest income is recognized in the period earned. Transaction costs are recognized as incurred and reflected separately in the Statement of Operations.

Allocation of Earnings—Each Series of the Trust maintains three or six classes of Units—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a). All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading profits and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3 and Class 3a Units based on each Classes’ relative owners’ capital balance.

Each Series allocates funds to a subsidiary Trading Company, or Companies, of the Trust. Each Trading Company allocates all of its daily trading profits or losses to the Series in proportion to each Series’ ownership interest in the Trading Company, adjusted on a daily basis. As of June 30, 2009, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

Inter-Series Receivables/Payables—The Balanced Series, in order to make investments in the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series, for purposes of diversification of investments and trading advisors through the investee Series’ access to trading companies in which the Balanced Series does not have a direct interest, advances funds to such Series. The amount of the funds advanced by the Balanced Series to each of the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series participates on a pari passu basis with the Class 2 Units of such investee Series. The Balanced Series and investee Series reflect the changes in values of these investments as “Net change in inter-series receivables/payables” in the Statement of Operations. The Balanced Series is subject to the same allocations of income and fees as the Limited Owners of such Series. As a result of fees charged by the investee Series, fees are not charged by the Balanced Series on the capital allocated to investments in affiliated Series, and the Managing Owner monitors such allocations so that aggregate fees of the investee Series on the Balanced Series investments do not exceed the allowable fees of the Balanced Series as provided in the Trust’s Prospectus. Pertaining to interest credited to the investee Series, interest is not credited to the Balanced Series on the capital allocated to its inter-series advances to avoid the duplication of interest.

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

Investments and Swaps—The Trust records investment transactions on trade date and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the Statements of Operations. Generally, fair values will be based on quoted market prices; however, in certain circumstances, significant judgments and estimates may be required in determining fair value in the absence of an active market closing price. At June 30, 2009 all investments in futures and forward contracts were based on quoted market prices. The valuation of investments in swap contracts (“Swaps”) involves estimates.

Estimates—The Managing Owner may make judgments that can frequently require estimates about matters that are inherently uncertain. The Managing Owner provides a good faith estimate of the daily NAV for each Series based on such uncertain information. The Managing Owner’s good faith estimates of each Series’ NAV is published daily by the Trust and is used for subscriptions, redemptions and exchanges of all Trust Units, and such Unit transactions are final and not subject to subsequent adjustment unless the estimate of NAV varies from the actual NAV by more than one percent (1.0%) of the actual NAV as described within the Prospectus.

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

Fees and Expenses—All management fees, incentive fees, and service fees of the Trust are paid to the Managing Owner. Additionally, the trading fees are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, as well as all other operating expenses and continuing offering costs of the Trust. Incentive fees are recorded on the books of the relevant Series from estimates and are subsequently trued up to actual before being paid to the Trading Advisors. Any differences are then recorded on the Series books in the subsequent month. Therefore, in a period in which no incentive fees are earned, a negative incentive fee expense is sometimes reported, which is the result of an adjustment of a prior period.

Service Fees—Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of Selling Agents selling such Class 1 or Class 1a Units. The Managing Owner, prepays the initial service fee which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit sold until such Class 2 or Class 2a Units which are subject to the fee limitation are exchanged for Class 3 or Class 3a Units of the applicable Series. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents.

All payments made to Selling Agents who are members of FINRA and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2810. Class 3 Units of any Series, or Class 3a Units of the Frontier Long/Short Commodity Series or Balanced Series, will be issued in exchange for an investor’s Class 1 Units or Class 2 Units of such Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Series or Balanced Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2810 with respect to such Units has been reached or will be reached. No service fees are paid with respect to Class 3 or Class 3a Units.

These service fees are part of the offering costs of the Trust, which include registration and filing fees, legal and blue sky expenses, accounting and audit, printing, marketing support and other offering costs which are born by the Managing Owner. With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Class 1 and Class 1a Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed for such payment by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk of the downside and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months.

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

In March 2008, the FASB issued Statement No. 161, Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of disaggregation that will be required in an entity’s financial statements. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The provisions of SFAS No. 161 is effective prospectively for the Trust’s consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Trust has elected to adopt FSP FAS 157-4 effective for the quarter ending June 30, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Trust’s financial position or results of operations.

In April 2009, the FASB staff issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements. The provisions of FSP No. FAS 107-1 and APB 28-1 became effective for the Trust on April 1, 2009, the Trust, however, has been applying fair value to all financial instruments on either daily or weekly frequency to meet the daily valuation requirement of the Trust to deliver a daily per unit net asset value, thus these provisions did not have a material impact on the Trust’s consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“FAS 165”). The provisions of FAS 165 set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may have occurred for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The provisions of FAS 165 became effective for the Trust on April 1, 2009, are being applied prospectively beginning in the second quarter of 2009 and did not have a material impact on the Trust’s financial position or results of operations.

Recently Issued Accounting Pronouncements—In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 168). The FASB Accounting Standards Codification™ (the “Codification”) will be the single source of authoritative nongovernmental U.S. GAAP. The Codification will launch on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009. The Codification is not expected to change U.S. GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database. After the Codification launch on July 1, 2009 only one level of authoritative GAAP will exist, other than guidance issued by the SEC. All other accounting literature excluded from the Codification will be considered non-authoritative. The Codification will have an impact to the Trust’s financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140 (“SFAS 166”). The provisions of SFAS 166 amends SFAS No. 140 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date. The Trust is currently assessing the impact of the adoption of SFAS 166 on the Trust’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). The provisions of SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Trust is currently assessing the impact of the adoption of SFAS 167 on the Trust’s consolidated financial statements.

In applying these policies, the Managing Owner may make judgments that may require estimates about matters that are inherently uncertain.

Reclassification—Certain amounts in the financial statements have been reclassified to conform to the 2009 presentation.

3. Fair Value Measurements

Effective January 1, 2008, the Trust adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets. The Trust utilizes valuation techniques that are consistent with the market approach per the requirement of SFAS 157. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Trust applies the valuation techniques in a consistent manner for each asset. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the assets. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the financial asset based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the financial asset based on the best information available in the circumstances. In addition, the Trust monitors counterparty credit risk and incorporates any identified risk factors when assigning input levels to underlying financial assets or liabilities. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical financial assets and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value: The Trust, under the same management as the Trading Companies, has the benefit of full look through to the assets underlying the positions listed in the following table as “Investment in Unconsolidated Trading Companies”, and as such maintains this line item as the same Level 1 input as all of the underlying positions on the financial statements of the Trading Companies.

June 30, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Diversified Series
Swap Contracts			$4,627,390	$4,627,390
Investment in Unconsolidated Trading Companies	$762,497			762,497
U.S. Treasury Securities	6,028,427			6,028,427
Certificates of Deposit		5,068,871		5,068,871
Frontier Dynamic Series
Swap Contracts			11,392,619	11,392,619
Investment in Unconsolidated Trading Companies	—			—
U.S. Treasury Securities	4,077,257			4,077,257
Certificates of Deposit		3,379,247		3,379,247
Frontier Long Short Commodity Series
Open Trade Equity	41,744,087	(136,132)		41,607,955
Investment in Unconsolidated Trading Companies	967,246			967,246
U.S. Treasury Securities	10,132,702			10,132,702
Certificates of Deposit		11,043,358		11,043,358
Frontier Masters Series
Swap Contracts			6,810,402	6,810,402
Investment in Unconsolidated Trading Companies	552,678			552,678
U.S. Treasury Securities	4,270,982			4,270,982
Certificates of Deposit		3,548,210		3,548,210
Balanced Series
Open Trade Equity	3,280,852	9,050,151		12,331,004
Swap Contracts			50,836,506	50,836,506
Investment in Unconsolidated Trading Companies	34,890,070			34,890,070
U.S. Treasury Securities	26,326,531			26,326,531
Certificates of Deposit		22,470,328		22,470,328
Campbell/Graham/Tiverton Series
Open Trade Equity
Investment in Unconsolidated Trading Companies	14,552,334			14,552,334
U.S. Treasury Securities	8,823,906			8,823,906
Certificates of Deposit		13,007,699		13,007,699
Currency Series
Open Trade Equity	(10,455)	(1,879)		(12,334)
Swap Contracts			7,372,137	7,372,137
U.S. Treasury Securities	3,585,247			3,585,247
Certificates of Deposit		3,544,966		3,544,966
Long Only Commodity Series
Swap Contracts		426,798		426,798
Investment in Unconsolidated Trading Companies	—			—
U.S. Treasury Securities	1,214,156			1,214,156
Certificates of Deposit		445,660		445,660
Managed Futures Index Series
Investment in Unconsolidated Trading Companies	1,202,594			1,202,594
U.S. Treasury Securities	114,258			114,258
Certificates of Deposit		493,839		493,839
Winton Series
Open Trade Equity				—
Investment in Unconsolidated Trading Companies	621,148			621,148
U.S. Treasury Securities	12,427,510			12,427,510
Certificates of Deposit		14,240,975		14,240,975
Winton/Graham Series
Open Trade Equity	(625,940)			(625,940)
Investment in Unconsolidated Trading Companies	544,510			544,510
U.S. Treasury Securities	1,038,269			1,038,269
Certificates of Deposit		8,770,330		8,770,330

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap Contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the consolidated statement of operations. During the six months ended June 30, 2009 all identified Level 3 assets are components of the Frontier Diversified Series, Frontier Dynamic Series, Frontier Masters Series, Balanced Series and the Currency Series.

Swap Contracts	Frontier Diversified Series	Frontier Dynamic Series	Frontier Masters Series
	For The Six Months Ended June 30, 2009	For The Six Months Ended June 30, 2009	For The Six Months Ended June 30, 2009
Balance of recurring Level 3 assets as of January 1, 2009	$—	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	(372,611)	(882,146)	(189,598)
Purchases, sales, issuances, and settlements, net	5,000,001	12,274,765	7,000,000
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of June 30, 2009	$4,627,390	$11,392,619	$6,810,402

Swap Contracts	Balanced Series	Currency Series
	For The Six Months Ended June 30, 2009	For The Six Months Ended June 30, 2009
Balance of recurring Level 3 assets as of January 1, 2009	$53,072,356	$9,122,123
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(2,235,850)	(1,749,986)
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of June 30, 2009	$50,836,506	$7,372,137

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

Each Series’ investment in Swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. For the Balanced Series, Currency Series, Frontier Diversified Series and Frontier Masters Series, the Swaps serve to diversify the investment holdings of each Series and to provide access to programs and advisors that would not be otherwise available to the Series, and are not used for hedging purposes.

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of June 30, 2009, approximately 10.9% of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

The Balanced Series, Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series strategically invest assets in one or more Swaps linked to certain underlying investments or indices at the direction of the Managing Owner. The Trading Company in which the assets of these Series will be invested will not own any of the investments or indices referenced by any Swap entered into by these Series. In addition, neither the swap counterparty to the Trading Company of these Series nor any advisor referenced by any such Swap is a Trading Advisor to these Series.

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

The Trust has invested in the following Swaps as of June 30, 2009:

	Option Basket Balanced Series	Option Basket Currency Series	Reuters/Jefferies CRB Index	Jefferies Commodity Performance Index
Series:	Balanced	Currency	Long Only	Long Only

Counterparty	Company A	Company B	Company C	Company C

Notional Amount	$82,494,898	$24,372,137	$2,175,000	$2,175,000

Termination Date	November 6, 2012	July 26, 2013	February 26, 2010	February 26, 2010

Investee Returns	Total Return	Total Return	Total Return	Total Return
Realized Gain/(Loss) on Option/Swap Contracts	$—	$—	$180,359	$177,600

Unrealized Gain / (Loss) on Option/Swap Contracts	$(2,235,850)	$(1,749,986)	$—	$—

Fair value of Swap Contracts at 06/30/2009	$50,836,506	$7,372,137	$190,008	$236,790

	Option Basket Frontier Diversified Series	Option Basket Frontier Dynamic Series	Total Returns Swap Frontier Masters Series
Series:	Frontier Diversified	Frontier Dynamic	Frontier Masters

Counterparty	Company D	Company E	Company F

Notional Amount	$13,627,388	$28,117,854	$6,810,402

Termination Date	June 10, 2014	June 10, 2014	June 10, 2014

Investee Returns	Total Return	Total Return	Total Return

Realized Gain/(Loss) on Option/Swap Contracts	$—	$—	$—

Unrealized Gain / (Loss) on Option/Swap Contracts	$(372,611)	$(882,146)	$(189,598)

Fair value of Swap Contracts at 06/30/2009	$4,627,390	$11,392,619	$6,810,402

5. Investments in Unconsolidated Trading Companies

The following table summarizes the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series, and Frontier Masters Series investments in unconsolidated Trading Companies as of June 30, 2009, and December 31, 2008. These investments represent cash and open trade equity invested in the Trading Companies by each Series and cumulative trading profits or losses allocated to each Series by the Trading Companies. Trading Companies allocate trading profits or losses on the basis of the proportion of each Series’ capital allocated for trading to each respective Trading Company, which bears no relationship to the amount of cash invested by a Series in the Trading Company.

	As of June 30, 2009		As of December 31, 2008
Trading Company	Percentage of Series Net Assets Invested in Trading Co.	Fair Value	Percentage of Series Net Assets Invested in Trading Co.	Fair Value
Balanced Series –
Frontier Trading Company II LLC and
Frontier Trading Company VII, LLC	8.33%	$34,890,070	5.85%	$19,528,370

Winton Series-
Frontier Trading Company II LLC	0.98%	$621,148	—	$—

Campbell/Graham/Tiverton Series-
Frontier Trading Company I LLC,
Frontier Trading Company V LLC and
Frontier Trading Company VI LLC	17.69%	$14,552,334	11.01%	$8,559,112

Winton/Graham Series -
Frontier Trading Company II LLC	0.81%	$544,510	8.65%	$4,342,658

Frontier Long/Short Commodity Series -
Frontier Trading Company XIII, LLC	1.04%	$967,246	—	$—

Managed Futures Index Series-
Frontier Trading Company IX, LLC	26.94%	$1,202,594	22.66%	$770,967

Frontier Diversified Series –
Frontier Trading Company I LLC,
Frontier Trading Company II LLC,
Frontier Trading Company V LLC,
Frontier Trading Company VI LLC and
Frontier Trading Company VII, LLC	2.21%	$762,497	—	$—

Frontier Masters Series –
Frontier Trading Company I LLC and
Frontier Trading Company II LLC	2.01%	$552,678	—	$—

The following tables summarize the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series and Frontier Masters Series equity in earnings from Trading Companies for the six months ended June 30, 2009, and 2008.

	Six Months Ended June 30, 2009				Six Months Ended June 30, 2008
Trading Company	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)

Balanced Series –
Frontier Trading Company II LLC	$(13,248)$	(2,000,870)	$(403,826)	$(2,417,944)	$(15,823)	$786,718	$863,801	$1,634,696

Frontier Trading Company VII, LLC	(674,349)	(14,035,843)	23,824,969	9,114,777	(284,608)	(4,678,036)	12,874,459	7,911,815

Total	$(687,597)	$(16,036,713)	$23,421,143	$6,696,833	$(300,431)	$(3,891,318)	$13,738,260	$9,546,511

Winton Series -
Frontier Trading Company II LLC	$(7,003)	$(1,462,645)	$684,305	$(785,343)	$(38,401)	$6,765,536	$200,117	$6,927,252

Campbell/Graham/ Tiverton Series -
Frontier Trading Company I LLC	$(34,476)	$2,999,507	$(4,185,837)	$(1,220,806)	$(3,011)	$133,058	$383,215	$513,262
Frontier Trading Company, V LLC	(34,579)	215,081	136,840	317,342	—	—	—	—

Frontier Trading Company VI LLC	(11,851)	(1,373,587)	(317,705)	(1,703,143)	(17,851)	(321,975)	2,478,450	2,138,624

Total	$(80,906)	$1,841,001	$(4,366,702)	$(2,606,607)	$(20,862)	$(188,917)	$2,861,665	$2,651,886

Winton/Graham Series -
Frontier Trading Company II LLC	$(11,464)	$(2,094,487)	$(309,067)	$(2,415,018)	$—	$—	$—	$—

Frontier Trading Company V LLC	(46,668)	(892,742)	(397,116)	(1,336,526)	(23,247)	2,077,006	535,247	2,589,006

Total	$(58,132)	$(2,987,229)	$(706,183)	$(3,751,544)	$(23,247)	$2,077,006	$535,247	$2,589,006

Frontier Long/Short Series -

Frontier Trading Company XIII, LLC	$(3,159)	$(53,401)	$23,807	$(32,753)	—	—	—	—

Frontier Diversified Series -
Frontier Trading Company I LLC	$(4,738)	$(66,116)	$(208,978)	$(279,832)	—	—	—	—
Frontier Trading Company II LLC	(235)	(55,916)	85,793	29,642
Frontier Trading Company V LLC	(258)	(8,330)	(9,318)	(17,906)	—	—	—	—
Frontier Trading Company VI LLC	(264)	(101,081)	64,351	(36,994)	—	—	—	—

Frontier Trading Company VII, LLC	(12,455)	(2,324,392)	2,404,435	67,588	—	—	—	—

Total	$(17,950)	$(2,555,835)	$2,336,283	$(237,502)	—	—	—	—

Frontier Masters Series -
Frontier Trading Company I LLC	$(3,876)	$(17,972)	$(389,358)	$(411,206)	—	—	—	—
Frontier Trading Company II LLC	(488)	(115,937)	180,309	63,884	—	—	—	—

Total	$(4,364)	$(133,909)	$(209,049)	$(347,322)	—	—	—	—

Managed Futures Index Series -
Frontier Trading Company IX, LLC	$(4,197)	$(194,409)	$(39,178)	$(237,784)	$(2,157)	$124,294	$1,692	$123,829

The following tables summarize the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series and Frontier Masters Series equity in earnings from Trading Companies for the three months ended June 30, 2009, and 2008.

	Three Months Ended June 30, 2009				Three Months Ended June 30, 2008
Trading Company	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)
Balanced Series –
Frontier Trading Company II LLC	$(7,885)	$(2,321,606)	$196,889	$(2,132,602)	$(15,823)	$786,718	$863,801	$1,634,696

Frontier Trading Company VII, LLC	(427,060)	(9,618,930)	11,965,246	1,919,256	(15,493)	27,798,431	(22,788,679)	4,994,259

Total	$(434,945)	$(11,940,536)	$12,162,135	$213,346	$(31,316)	$28,585,149	$(21,924,878)	$6,628,955

Winton Series -
Frontier Trading Company II LLC	$(7,003)	$(1,462,645)	$684,305	$(785,343)	$(3,462)	$(60,385)	$1,292,824	$1,228,977

Campbell/Graham/ Tiverton Series -
Frontier Trading Company I LLC	$(19,797)	$(51,473)	$(741,534)	$(812,804)	$(3,011)	$133,058	$383,215	$513,262
Frontier Trading Company V LLC	(34,579)	215,081	136,840	317,342	—	—	—	—

Frontier Trading Company VI LLC	(6,528)	(1,622,687)	35,307	(1,593,908)	(8,421)	(747,817)	2,035,560	1,549,322

Total	$(60,904)	$(1,459,079)	$(569,387)	$(2,089,370)	$(11,432)	$(614,759)	$2,688,775	$2,062,584

Winton/Graham Series -
Frontier Trading Company II LLC	$(7,515)	$(2,215,425)	$77,484	$(2,145,456)	$—	$—	$—	$—

Frontier Trading Company V LLC	(12,901)	(481,528)	(287,043)	(781,472)	(10,847)	998,180	409,757	1,397,090

Total	$(20,416)	$(2,696,953)	$(209,559)	$(2,926,928)	$(10,847)	$998,180	$409,757	$1,397,090

Frontier Long/Short Series -

Frontier Trading Company XIII, LLC–	$(3,159)	$(53,401)	$23,807	$(32,753)	—	—	—	—
Frontier Diversified Series–

Frontier Trading Company I LLC	$(4,738)	$(66,116)	$(208,978)	$(279,832)	—	—	—	—
Frontier Trading Company II LLC	(235)	(55,916)	85,793	29,642	—	—	—	—
Frontier Trading Company V LLC	(258)	(8,330)	(9,318)	(17,906)	—	—	—	—
Frontier Trading Company VI LLC	(264)	(101,081)	64,351	(36,994)	—	—	—	—

Frontier Trading Company VII, LLC	$(12,455)	$(2,324,392)	$2,404,435	$67,588	—	—	—	—

Total	$(17,950)	$(2,555,835)	$2,336,283	$(237,502)	—	—	—	—

Frontier Masters Series -
Frontier Trading Company I LLC	$(3,876)	$(17,972)	$(389,358)	$(411,206)	—	—	—	—
Frontier Trading Company II LLC	(488)	(115,937)	180,309	63,884	—	—	—	—

Total	$(4,364)	$(133,909)	$(209,049)	$(347,322)	—	—	—	—

Managed Futures Index Series -
Frontier Trading Company IX, LLC	$(2,465)	$(76,206)	$42,897	$(35,774)	$(1,183)	$11,040	$12,691	$22,548

The statements of financial condition as of June 30, 2009, and December 31, 2008, for the unconsolidated Trading Companies are as follows:

Statements of Financial Condition – June 30, 2009	Frontier Trading Company II LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIII, LLC
Cash held at futures commission merchants	$11,316,427	$7,424,467	$1,408,993	$4,830,270
Open trade equity	363,148	(164,441)	48,413	71,552

Total assets	$11,679,575	$7,260,026	$1,457,406	$4,901,822

Members’ equity	$11,679,575	$7,260,026	$1,457,406	$4,901,822

Statements of Financial Condition – December 31, 2008	Frontier Trading Company V LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX, LLC
Cash held at futures commission merchants	$5,221,709	$6,271,352	$1,794,715
Open trade equity	(111,526)	109,880	203,419

Total assets	$5,110,183	$6,381,232	$1,998,134

Members’ equity	$5,110,183	$6,382,232	$1,998,134

The statements of income for the six and three months ended June 30, 2009 for the unconsolidated Trading Companies are as follows:

Statements of Income – For the Six Months Ended June 30, 2009	Frontier Trading Company II LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIII, LLC
Interest income	$11,233	$8,415	$2,938	$—
Net realized gain (loss) on investments, less commissions	(7,994,415)	(3,662,868)	(604,516)	(169,730)
Change in open trade equity	(1,793,834	(274,371)	(155,005)	71,552

Net income (loss)	$(9,777,016)	$(3,928,824)	$(756,583)	$(98,178)

Statements of Income – For the Three Months Ended June 30, 2009	Frontier Trading Company II LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIII, LLC

Interest income	$1,078	$(247)	$375	$—
Net realized gain (loss) on investments, less commissions	(9,129,719)	(4,153,989)	(255,695)	(169,730)
Change in open trade equity	583,998	142,451	92,411	71,552

Net income (loss)	$(8,544,643)	$(4,011,785)	$(162,909)	$(98,178)

6. Transactions with Affiliates

The Managing Owner contributes funds to the Trust in order to have a 1% interest in the aggregate capital, profits and losses of all Series and in return will receive units designated as general units in the Series in which the Managing Owner invests such funds. The general units may only be purchased by the Managing Owner and may be subject to no advisory fees or advisory fees at reduced rates. Otherwise, the general units hold the same rights as the limited units. The Managing Owner is required to maintain at least a 1% interest (“Minimum Purchase Commitment”) in the aggregate capital, profits and losses of all Series so long as it is acting as the Managing Owner of the Trust. Such contribution was made by the Managing Owner before trading commenced for the Trust and will be maintained throughout the existence of the Trust, and the Managing Owner will make such purchases as are necessary to effect this requirement. Additionally, the Managing Owner agreed with certain regulatory bodies to maintain a 1% interest specifically in the Balanced Series Class 1a Units and Balanced Series Class 2a Units, aggregated, and each of the Long Only Commodity Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series. The 1% interest in these specific Series is included in computing the Minimum Purchase Commitment in aggregate capital. In addition to the General Units the Managing Owner receives in respect of its Minimum Purchase Commitment, the Managing Owner may purchase Limited Units in any Series as a Limited Owner. Principals of the Managing Owner or affiliates are allowed to own beneficial interests in the Trust, as well. All Units purchased by the Managing Owner are held for investment purposes only and not for resale. The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner. The Trust has and will continue to have certain relationships with the Managing Owner and its affiliates.

The Balanced Series, in order to make investments in the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series, advances funds to such Series, for the purpose of investing in the respective Trading Company for such Series on behalf of the Balanced Series.

The following table summarizes the Balanced Series advances to and reductions from the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series of the Trust for the six months ending June 30, 2009.

Balanced Series

Summary by Quarter

2009

	Currency Series	Frontier Diversified Series	Frontier Dynamic Series	Frontier Masters Series	Total
Inter-series receivables January 1, 2009	$14,679,460	$—	$—	$—	$14,679,460
Additions during period	—	—	—	—	—
Reduction during period	—	—	—	—	—
Net change in Inter-series receivables	(745,512)	—	—	—	(745,512)

Inter-series receivables March 31, 2009	$13,933,948	$—	$—	$—	$13,933,948
					—
Additions during period	—	35,000,000	30,000,000	28,000,000	93,000,000
Reduction during period	—	—	—	—	—
Earnings in investments in Inter-Series Receivables	(337,249)	(625,551)	(847,463)	(538,696)	(2,348,959)

Total investment as of June 30, 2009	$13,596,699	$34,374,449	$29,152,537	$27,461,304	$104,584,989

Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets, calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series, 2.0% for the Winton Series, Currency Series, Long Only Commodity Series, Frontier Long/Short Commodity Series Class 1a and Class 2a, Managed Futures Index Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series, 2.5% for the Winton/Graham Series and Campbell/Graham/Tiverton Series, and 3.5% for the Frontier Long/Short Commodity Series Class 1 and Class 2. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

In connection with each Series’ trading activities, each Series of Units pays to the Managing Owner a monthly trading fee of up to 0.75% of such Series’ NAV annually.

Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series, Winton/Graham Series, Campbell/Graham/Tiverton Series, Currency Series and Frontier Long/Short Commodity Series may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Balanced Series or the Frontier Long/Short Commodity Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Balanced Series and the Frontier Diversified Series and 20% for the Winton Series Currency Series, Winton/Graham Series Campbell/Graham/Tiverton Series, Frontier Long/Short Commodity Series, Frontier Dynamic Series and Frontier Masters Series. There is no incentive fee for the Long Only Commodity Series or the Managed Futures Index Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

In addition, with respect to Class 1 and Class 1a Units of each Series, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee at an annualized rate, as described in more detail above, which the Managing Owner pays to selling agents of the Trust.

The following table summarizes fees earned by the Managing Owner for the six months ended June 30, 2009.

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee

Balanced	$857,146	$1,063,034	$3,950,234	$4,429,977
Winton	721,110	178,685	(21,347)	862,757
Campbell/Graham/Tiverton	1,100,296	217,495	(2,140)	1,068,736
Currency	81,484	79,781	—	163,379
Winton/Graham	654,686	131,108	(5,804)	663,597
Long Only Commodity	24,991	9,990	—	32,592
Frontier Long/Short Commodity	1,300,066	174,548	1,265,455	727,777
Managed Futures Index	35,094	9,203	—	20,863
Frontier Diversified	13,238	49,469	42,026	5,252
Frontier Dynamic	—	42,325	—	4,497
Frontier Masters	25,087	39,752	9,073	4,226

The following table summarizes fees payable to the Managing Owner as of June 30, 2009.

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee

Balanced	$100,962	$83,506	$1,513,995	$250,349
Winton	87,635	3,415	—	69,148
Campbell/Graham/Tiverton	147,649	(3,206)	(198)	83,657
Currency	7,438	5,874	—	9,653
Winton/Graham	108,898	249	—	19,997
Long Only Commodity	4,447	1,802	—	4,535
Frontier Long/Short Commodity	205,316	(15,475)	467,580	44,923
Managed Futures Index	6,681	1,916	—	1,903
Frontier Diversified	13,238	49,470	42,026	—
Frontier Dynamic	7,869	—	—	—
Frontier Masters	25,087	39,752	9,073	—

With respect to the service fees, the initial service fee (for the first 12 months) relating to a sale of the Units is prepaid by the Managing Owner (with reimbursements made to the Managing Owner by each Series) and paid to the selling agents by the Managing Owner in the month following the sale. Since the Managing Owner is prepaying the initial service fee for the first year and is being reimbursed for such payment by the Series monthly in arrears based upon a corresponding percentage of NAV, it bears the risk of the downside and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof which may result from variations in NAV over the following 12 months. For the six months ended June 30, 2009, due to variations in NAVs, amounts paid or payable to the Managing Owner for the difference in monthly service fees from the prepaid initial service fees was $45,654 for the Balanced Series, $5,649 for the Winton/Graham Series, $11,363 for the Campbell/Graham/Tiverton Series, $948 for the Managed Futures Index Series and $7,644 for the Winton Series. For the six months ended June 30, 2009, amounts received or receivable from the Managing Owner for the difference in monthly service fees from prepaid initial service fees was $2,964 for the Currency Series, $5,105 from the Long Only Commodity Series and $8,214 from the Frontier Long/Short Commodity Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham/Tiverton Series, Currency Series and Winton/Graham Series. In addition, if interest rates fall below 0.75% (calculated daily based on each Series’ NAV), the Managing Owner will be paid the difference between the Trust’s annualized interest income allocated to the foregoing Series and 0.75%. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. During the six months ended June 30, 2009, the Trust paid $5,452,455 of such interest income to the Managing Owner.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $834,601 for the six months ended June 30, 2009. Additionally, The Bornhoft Group Corporation provides office space to the Managing Owner, prorates office expenses, and advances certain direct expenses on behalf of the Managing Owner. Under this agreement, the Managing Owner reimbursed The Bornhoft Group Corporation $260,766 for the six months ended June 30, 2009.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $1,502,282 for the six months ended June 30, 2009.

Equinox Distributors, Inc. (“EDI”), a wholly owned subsidiary of the Managing Owner, served as wholesaler of the Trust until the termination of the agreement to provide such wholesaling services on April 21, 2009. Its results are consolidated with the results of the Managing Owner. On April 21, 2009, Bornhoft Group Securities Corporation, an affiliate of the Managing Owner, entered into an agreement to provide wholesaling services to the Trust.

7. Financial Highlights

The following information presents the financial highlights of the Fund for the six months ended June 30, 2009 and 2008. This data has been derived from information presented in the financial statements. The Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series have been excluded from this presentation because the only ownership at June 30, 2009 was by related parties, and the statistical results are not meaningful.

	Balanced					Winton Series		Campbell/Graham/ Tiverton
	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2008	$125.17	$112.09	$142.44	$121.30	$121.97	$130.41	$140.04	$110.54	$124.14
Net operating results:
Interest income	0.13	0.12	0.15	0.13	0.13	0.44	0.48	0.26	0.29
Expenses	(3.78)	(3.38)	(2.21)	(1.88)	(1.85)	(3.45)	(1.72)	(3.32)	(1.96)
Net gain/(loss) on investments, net of minority interests	(0.46)	(0.69)	(0.54)	(0.82)	(1.51)	(9.96)	(10.80)	(5.44)	(6.19)
Net income	(4.11)	(3.95)	(2.60)	(2.57)	(3.23)	(12.97)	(12.04)	(8.51)	(7.85)
Net asset value, June 30, 2009	$121.06	$108.14	$139.84	$118.73	$118.74	$117.44	$128.00	$102.03	$116.29

Ratios to average net assets (3)
Net investment gain/(loss)	-5.90%	-5.90%	-2.91%	-2.91%	-18.78%	-4.85%	-1.85%	-6.24%	-3.00%
Expenses before incentive fees	4.02%	4.02%	1.02%	1.02%	6.60%	5.62%	2.62%	6.77%	3.53%
Expenses after incentive fees	6.12%	6.12%	3.12%	3.12%	20.16%	5.56%	2.56%	6.77%	3.52%
Total return before incentive fees (2)	-2.55%	-2.87%	-1.16%	-1.95%	-1.50%	-10.30%	-8.93%	-8.67%	-7.43%
Total return after incentive fees (2)	-3.59%	-3.91%	-2.20%	-2.99%	-2.55%	-10.27%	-8.89%	-8.67%	-7.43%

	Currency		Winton/Graham		Frontier Long/Short
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2008 or beginning of operations	$96.19	$109.30	$116.18	$131.49	$100.39	$109.28	$122.70	$100.00	$100.00
Net operating results:
Interest income	0.23	0.27	0.27	0.31	1.04	1.16	0.77	0.82	1.11
Expenses	(2.43)	(1.23)	(3.15)	(1.70)	(6.00)	(4.94)	(3.27)	(4.73)	(4.72)
Net gain/(loss) on investments, net of minority interests	(6.21)	(7.10)	(6.86)	(7.80)	13.74	15.02	0.31	1.44	1.25
Net income	(8.41)	(8.06)	(9.73)	(9.19)	8.79	11.24	(2.19)	(2.47)	(2.36)
Net asset value, June 30, 2009	$87.78	$101.24	$106.45	$122.30	$109.18	$120.52	$120.51	$97.53	$97.64

Ratios to average net assets (3)
Net investment gain/(loss)	-4.86%	-1.85%	-5.18%	-2.19%	-9.64%	-6.59%	-39.74%	-75.84%	-51.83%
Expenses before incentive fees	5.37%	2.37%	5.70%	2.70%	7.68%	4.63%	27.96%	60.47%	36.47%
Expenses after incentive fees	5.37%	2.37%	5.68%	2.68%	11.66%	8.61%	51.95%	91.77%	67.76%
Total return before incentive fees (2)	-9.29%	-7.73%	-9.13%	-7.15%	10.80%	11.69%	-1.88%	-1.04%	-0.17%
Total return after incentive fees (2)	-9.29%	-7.73%	-9.12%	-7.14%	8.83%	9.72%	-3.85%	-3.01%	-2.14%

	Long Only		Managed Futures Index
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2008	$70.31	$74.46	$132.18	$139.70
Net operating results:
Interest income	0.61	0.67	1.03	1.09
Expenses	(1.26)	(0.65)	(2.66)	(1.50)
Net gain/(loss) on investments, net of minority interests	5.48	5.86	(9.74)	(10.39)
Net income	4.82	5.89	(11.37)	(10.81)
Net asset value, June 30, 2009	$75.13	$80.35	$120.81	$128.89

Ratios to average net assets (3)
Net investment gain/(loss)	-1.51%	0.06%	-2.64%	-0.64%
Expenses before incentive fees	2.91%	1.34%	4.31%	2.31%
Expenses after incentive fees	2.91%	1.34%	4.31%	2.31%
Total return before incentive fees (2)	5.65%	6.27%	-8.57%	-6.40%
Total return after incentive fees (2)	5.65%	6.27%	-8.57%	-6.40%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

	Balanced				Winton
	Class 1	Class 1a	Class 2	Class 2a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2008	$101.46	$90.90	$112.00	$95.47	$113.83	$118.61
Net operating results:
Interest income	0.35	0.31	0.39	0.33	0.36	0.38
Expenses	(5.54)	(4.95)	(4.38)	(3.73)	(6.52)	(4.90)
Net gain/(loss) on investments, net of minority interests	19.20	17.13	21.42	18.14	20.00	20.95
Net income	14.01	12.49	17.43	14.74	13.85	16.43
Net asset value, June 30, 2008	$115.47	$103.39	$129.43	$110.21	$127.68	$135.04

Ratios to average net assets (3)
Net investment gain/(loss)	-9.72%	-9.72%	-6.71%	-6.71%	-10.06%	-7.06%
Expenses before incentive fees	4.40%	4.40%	1.38%	1.38%	5.01%	2.01%
Expenses after incentive fees	10.38%	10.38%	7.37%	7.37%	10.65%	7.66%
Total return before incentive fees (2)	16.05%	15.58%	17.65%	16.67%	13.25%	15.70%
Total return after incentive fees (2)	13.07%	12.60%	14.67%	13.69%	10.44%	12.88%

	Campbell/Graham/Tiverton		Currency		Winton/Graham
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2008	$91.90	$100.20	$100.66	$111.00	$95.04	$104.37
Net operating results:
Interest income	0.28	0.31	0.47	0.52	0.25	0.28
Expenses	(4.48)	(3.36)	(2.72)	(1.30)	(7.18)	(6.27)
Net gain/(loss) on investments, net of minority interests	12.67	13.92	5.51	6.09	23.76	26.34
Net income	8.47	10.87	3.26	5.31	16.84	20.35
Net asset value, June 30, 2008	$100.37	$111.07	$103.92	$116.31	$111.88	$124.72

Ratios to average net assets (3)
Net investment gain/(loss)	-8.86%	-5.86%	-4.37%	-1.36%	-13.28%	-10.38%
Expenses before incentive fees	6.14%	3.14%	5.27%	2.27%	5.52%	2.63%
Expenses after incentive fees	9.46%	6.46%	5.27%	2.27%	13.76%	10.87%
Total return before incentive fees (2)	10.62%	12.01%	2.98%	4.61%	19.82%	21.58%
Total return after incentive fees (2)	8.96%	10.35%	2.98%	4.61%	15.71%	17.48%

	Long Only		Long/Short		Managed Futures Index
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2008	$110.79	$115.04	$101.47	$107.19	$100.59	$104.42
Net operating results:
Interest income	1.22	1.27	1.05	1.12	0.99	1.04
Expenses	(2.39)	(1.18)	(6.57)	(5.26)	(2.34)	(1.32)
Net gain/(loss) on investments, net of minority interests	33.85	35.33	16.60	17.64	10.88	11.32
Net income	32.68	35.42	11.09	13.50	9.53	11.04
Net asset value, June 30, 2008	$143.47	$150.46	$112.56	$120.69	$110.12	$115.46

Ratios to average net assets (3)
Net investment gain/(loss)	-1.86%	0.14%	-10.15%	-7.16%	-2.49%	-0.50%
Expenses before incentive fees	3.80%	1.80%	6.34%	3.35%	4.32%	2.32%
Expenses after incentive fees	3.80%	1.80%	12.09%	9.10%	4.32%	2.32%
Total return before incentive fees (2)	25.85%	26.68%	12.66%	13.99%	7.04%	9.70%
Total return after incentive fees (2)	25.85%	26.68%	9.79%	11.12%	7.04%	9.70%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

The following information presents the financial highlights of the Fund for the three months ended June 30, 2009 and 2008. This data has been derived from information presented in the financial statements.

	Balanced					Winton		Campbell/Graham/Tiverton
	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2009 or beginning of operations	$125.21	$111.86	$143.54	$121.95	$121.97	$127.43	$137.86	$107.63	$121.77
Net operating results:
Interest income	0.09	0.08	0.11	0.09	0.09	0.07	0.08	0.07	0.08
Expenses	(1.78)	(1.59)	(0.99)	(0.84)	(0.83)	(1.66)	(0.82)	(1.59)	(0.92)
Net gain/(loss) on investments, net of minority interests	(2.46)	(2.21)	(2.82)	(2.47)	(2.49)	(8.41)	(9.12)	(4.08)	(4.63)
Net income	(4.15)	(3.72)	(3.70)	(3.22)	(3.23)	(9.99)	(9.86)	(5.60)	(5.48)
Net asset value, June 30, 2009	$121.06	$108.14	$139.84	$118.73	$118.74	$117.44	$128.00	$102.03	$116.29

Ratios to average net assets (3)
Net investment gain/(loss)	-5.49%	-5.49%	-2.49%	-2.49%	-8.11%	-5.26%	-2.26%	-6.83%	-3.31%
Expenses before incentive fees	3.97%	3.97%	0.97%	0.97%	3.17%	5.51%	2.50%	7.13%	3.61%
Expenses after incentive fees	5.79%	5.79%	2.8%	7.13%	9.09%	5.51%	2.5%	7.13%	3.61%
Total return before incentive fees (2)	-2.88%	-2.81%	-2.13%	-2.19%	-2.09%	-8.33%	-7.52%	-6.25%	-5.14%
Total return after incentive fees (2)	-3.33%	-3.26%	-2.58%	-2.64%	-2.55%	-8.33%	-7.52%	-6.25%	-5.14%

	Currency		Winton/Graham		Frontier Long/Short
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, March 31, 2009 or beginning of operations	$90.63	$103.75	$113.12	$128.99	$104.14	$114.20	$122.70	$100.00	$100.00
Net operating results:
Interest income	0.11	0.13	0.08	0.09	0.44	0.50	0.32	0.34	0.46
Expenses	(1.17)	(0.58)	(1.60)	(0.91)	(2.97)	(2.45)	(1.58)	(2.32)	(2.28)
Net gain/(loss) on investments, net of minority interests	(1.78)	(2.05)	(5.14)	(5.87)	7.57	8.27	(0.93)	(0.49)	(0.54)
Net income	(2.85)	(2.51)	(6.67)	(6.69)	5.04	6.32	(2.19)	(2.47)	(2.36)
Net asset value, June 30, 2009	$87.78	$101.24	$106.45	$122.30	$109.18	$120.52	$120.51	$97.53	$97.64

Ratios to average net assets (3)
Net investment gain/(loss)	-4.79%	-1.79%	-5.62%	-2.63%	-9.71%	-6.60%	-20.03%	-38.41%	-26.13%
Expenses before incentive fees	5.28%	2.28%	5.91%	2.91%	7.81%	4.70%	14.26%	30.89%	18.60%
Expenses after incentive fees	5.28%	2.28%	5.91%	2.91%	11.39%	8.28%	25.13%	45.06%	32.78%
Total return before incentive fees (2)	-3.23%	-2.45%	-5.93%	-5.36%	6.08%	6.16%	-2.96%	-2.12%	-1.24%
Total return after incentive fees (2)	-3.23%	-2.45%	-5.93%	-5.36%	5.18%	5.27%	-3.85%	-3.01%	-2.14%

	Long Only		Managed Futures Index
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2009	$66.04	$70.28	$123.68	$131.33
Net operating results:
Interest income	0.29	0.33	0.50	0.53
Expenses	(0.66)	(0.34)	(1.26)	(0.70)
Net gain/(loss) on investments, net of minority interests	9.46	10.08	(2.11)	(2.27)
Net income	9.09	10.07	(2.87)	(2.44)
Net asset value, June 30, 2009	$75.13	$80.35	$120.81	$128.89

Ratios to average net assets (3)
Net investment gain/(loss)	-1.35%	-0.03%	-2.53%	-0.53%
Expenses before incentive fees	2.42%	1.10%	4.18%	2.19%
Expenses after incentive fees	2.42%	1.10%	4.18%	2.19%
Total return before incentive fees (2)	8.38%	8.20%	-2.06%	-1.14%
Total return after incentive fees (2)	8.38%	8.20%	-2.06%	-1.14%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

	Balanced				Winton
	Class 1	Class 1a	Class 2	Class 2a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, April 1, 2008	$107.97	$96.68	$120.08	$102.30	$124.60	$130.80
Net operating results:
Interest income	0.06	0.05	0.06	0.06	0.09	0.09
Expenses	(2.68)	(2.40)	(2.08)	(1.78)	(2.89)	(2.07)
Net gain/(loss) on investments, net of minority interests	10.12	9.06	11.36	9.64	5.88	6.22
Net income	7.50	6.71	9.35	7.91	3.08	4.24
Net asset value, June 30, 2008	$115.47	$103.39	$129.43	$110.21	$127.68	$135.04

Ratios to average net assets (3)
Net investment gain/(loss)	-9.60%	-9.60%	-6.60%	-6.60%	-9.07%	-6.08%
Expenses before incentive fees	4.38%	4.38%	1.38%	1.38%	4.95%	1.95%
Expenses after incentive fees	9.81%	9.81%	6.81%	6.81%	9.35%	6.36%
Total return before incentive fees (2)	8.17%	8.11%	8.96%	8.74%	3.96%	4.34%
Total return after incentive fees (2)	6.81%	6.75%	7.60%	7.39%	2.87%	3.24%

	Campbell/Graham/Tiverton		Currency		Winton/Graham
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, April 1, 2008	$96.64	$106.14	$106.50	$118.32	$105.87	$117.14
Net operating results:
Interest income	0.03	0.04	0.10	0.11	0.04	0.04
Expenses	(2.45)	(1.91)	(1.37)	(0.66)	(3.76)	(3.29)
Net gain/(loss) on investments, net of minority interests	6.15	6.80	(1.31)	(1.46)	9.74	10.83
Net income	3.73	4.93	(2.58)	(2.01)	6.01	7.58
Net asset value, June 30, 2008	$100.37	$111.07	$103.92	$116.31	$111.88	$124.72

Ratios to average net assets (3)
Net investment gain/(loss)	-10.07%	-7.07%	-4.89%	-1.89%	-13.81%	-10.83%
Expenses before incentive fees	6.42%	3.42%	5.27%	2.27%	5.56%	2.58%
Expenses after incentive fees	10.22%	7.22%	5.27%	2.27%	13.95%	10.97%
Total return before incentive fees (2)	4.85%	5.61%	-2.40%	-1.72%	8.31%	8.98%
Total return after incentive fees (2)	3.90%	4.66%	-2.40%	-1.72%	6.22%	6.89%

	Long Only		Long/Short		Managed Futures Index
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, April 1, 2008	$122.28	$127.60	$109.25	$116.27	$111.14	$115.95
Net operating results:
Interest income	0.55	0.57	0.46	0.49	0.41	0.43
Expenses	(1.27)	(0.63)	(3.31)	(2.66)	(1.19)	(0.69)
Net gain/(loss) on investments, net of minority interests	21.91	22.92	6.16	6.59	(0.24)	(0.23)
Net income	21.19	22.86	3.31	4.42	(1.02)	(0.49)
Net asset value, June 30, 2008	$143.47	$150.46	$112.56	$120.69	$110.12	$115.46

Ratios to average net assets (3)
Net investment gain/(loss)	-2.17%	-0.18%	-10.42%	-7.43%	-2.90%	-0.91%
Expenses before incentive fees	3.83%	1.83%	6.44%	3.45%	4.42%	2.43%
Expenses after incentive fees	3.83%	1.83%	12.10%	9.11%	4.42%	2.43%
Total return before incentive fees (2)	15.84%	16.36%	4.69%	5.34%	-0.33%	-0.14%
Total return after incentive fees (2)	15.84%	16.36%	3.28%	3.93%	-0.33%	-0.14%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

8. Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, for the purpose of improving financial reporting and enhancing disclosure of an entity’s use of derivative instruments, hedging activities, effects on the entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for the Trust’s first fiscal year beginning after November 15, 2008, and was adopted by the Trust as of January 1, 2009.

The Trust’s primary business is to engage in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). It does not enter into or hold positions for hedging purposes as defined under SFAS number 133. The detail of fair value of the Trust’s derivatives by instrument type as of June 30, 2009 and December 31, 2008 is included in the Condensed Schedules of Investments. See note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the six months ended June 30, 2009, the monthly average of futures contracts bought and sold for the Trust was approximately 3,190. The following table summarizes the trading revenue for the three months and six months ended June 30, 2009 approximately by sector:

Realized Trading Revenue from Futures and Forwards

for the Three Months Ended June 30, 2009 (1)

Type of contract	Frontier Dynamic Series	Frontier Long/Short Series	Balanced Series	Campbell/Graham/ Tiverton Series

Metals		$12,632,866	$(149,878)	$(664,496)
Currencies	$15	595,022	(823,349)	1,664,422
Energies		(25,536,588)	734,385	(390,921)
Agriculturals		3,216,974	(495,671)	(1,007,520)
Interest rates		295,577	(994,861)	(486,063)
Stock indices		1,604,363	(2,680,431)	(85,076)

Realized trading income/(loss)	$15	$(7,191,786)	$(4,409,805)	$(969,654)

Type of contract	Currency Series	Winton Series	Winton/Graham Series

Metals	$—	$(508,316)	$308,102
Currencies	(122,528)	(2,083,452)	(771,731)
Energies		(774,063)	181,256
Agriculturals		5,358	467,150
Interest rates		(1,295,588)	225,369
Stock indices		(1,185,513)	39,447

Realized trading income/(loss)	$(122,528)	$(5,841,574)	$449,593

Realized Trading Revenue from Futures and Forwards

for the Six Months Ended June 30, 2009 (1)

Type of contract	Frontier Dynamic Series	Frontier Long/Short Series	Balanced Series	Campbell/Graham/ Tiverton Series

Metals		$10,102,212	$3,008,642	$(523,662)
Currencies	$15	971,656	1,495,687	1,073,618
Energies		(27,687,420)	(2,277,282)	(185,872)
Agriculturals		2,645,287	3,798,656	(1,331,375)
Interest rates		382,835	(7,598,919)	(249,380)
Stock indices		1,902,442	9,580,011	(400,807)

Realized trading income/(loss)	$15	$(11,682,988)	$8,006,795	$(1,617,478)

Type of contract	Currency Series	Winton Series	Winton/Graham Series

Metals		$(349,440)	$145,557
Currencies	(87,087)	(2,603,191)	(298,422)
Energies		(447,390)	51,665
Agriculturals		(12,665)	370,068
Interest rates		(558,286)	69,317
Stock indices		(714,027)	111,408

Realized trading income/(loss)	$(87,087)	$(4,684,999)	$449,593

(1)	The Frontier Diversified Series, Frontier Masters Series and Managed Futures Index Series participate in trading activities through equity in earnings/(loss) from trading companies. The Long Only Commodity Series participates in trading activities through realized gain/(loss) on swap contracts.

Net Change in Open Trade Equity from Futures and Forwards

for the Three Months Ended June 30, 2009 (1)

Type of contract	Frontier Long/Short Series	Balanced Series	Campbell/Graham/ Tiverton Series

Metals	$(11,795,315)	$(321,795)	$(105,811)
Currencies	(185,316)	(146,101)	(874,781)
Energies	27,053,182	(23,089)	123,597
Agriculturals	43,064	33,537	(107,570)
Interest rates	128,423	(307,138)	552,171
Stock indices	(521,732)	159,413	(161,734)

Realized trading income/(loss)	$14,722,306	$(605,173)	$(574,128)

Type of contract	Currency Series	Winton Series	Winton/Graham Series

Metals	$—	$1,763,951	$45,312
Currencies	125,362	(5,621,570)	374,617
Energies		(212,359)	(52,929)
Agriculturals		(94,937)	46,066
Interest rates		3,193,379	(236,462)
Stock indices		(259,439)	69,261

Realized trading income/(loss)	$125,362	$(1,230,975)	$245,865

Net Change in Open Trade Equity from Futures and Forwards

for the Six Months Ended June 30, 2009 (1)

Type of contract	Frontier Long/Short Series	Balanced Series	Campbell/Graham/ Tiverton Series

Metals	$(8,857,623)	$(6,072,861)	$86,477
Currencies	(211,471)	(6,218,010)	(970,417)
Energies	37,730,943	(300,615)	121,454
Agriculturals	1,892,387	261,033	(150,188)
Interest rates	129,400	(2,069,864)	246,961
Stock indices	(170,698)	1,324,615	(94,518)

Realized trading income/(loss)	$30,512,938	$(13,075,702)	$(760,231)

Type of contract	Currency Series	Winton Series	Winton/Graham Series

Metals		$(2,294,483)	$45,312
Currencies	(25,145)	1,977,629	374,617
Energies		(60,860)	(52,929)
Agriculturals		1,048,578	46,066
Interest rates		(4,484,327)	(236,462)
Stock indices		204,656	69,261

Realized trading income/(loss)	$(25,145)	$(3,608,807)	$245,865

(1)	The Frontier Diversified Series, Frontier Masters Series and Managed Futures Index Series participate in trading activities through equity in earnings/(loss) from trading companies. The Long Only Commodity Series participates in trading activities through realized gain/(loss) on swap contracts.

9. Trading Activities and Related Risks

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

10. Indemnifications

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

11. Subsequent Events

The Trust has evaluated the need to disclose events subsequent to the balance sheet date through the filing date of this 10-Q and have the following events to report:

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

As of June 30, 2009 the Trust had eleven separate Series of Units issued and outstanding: the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Currency Series, Winton/Graham Series, Long Only Commodity Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series. Each Series of Units has between three and six separate classes issued and/or outstanding—Class 1, Class 2, Class 3, Class 1a, Class 2a, and Class 3a.

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

Allocation of Trading Profits or Losses—Each Series of the Trust has three or six classes of Units – Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a). All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that Class 1 and 1a Units of each Series bear certain expenses related to the servicing of such Units. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading profits and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3 and Class 3a Units based on each Class’ relative owners’ capital balance.

Each Series allocates funds to a Trading Company, or Trading Companies, which allocate all of their daily trading profits or losses to the Series in proportion to each Series’ funds allocated to the Trading Company, adjusted on a daily basis. As of June 30, 2009, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Trading Companies.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At June 30, 2009, cash deposited at the clearing brokers was $49,737,591 for the Balanced Series, $584,384 for the Currency Series, $10,021,397 for the Winton/Graham Series and ($6,345,291) for the Frontier Long/Short Commodity Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each week. Currently, this amount is estimated to be 0.20%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the United States, or by a person controlled by or supervised by and acting as an instrumentality of the government of the United States pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham/Tiverton Series, Currency Series, and Winton/Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series, 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 20% of the Trust’s assets are expected to be committed as required margin for futures contracts and forward and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held in either U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds, certificates of deposit (under nine months) and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. Federally chartered banks. As of June 30, 2009, total cash and cash equivalents (including cash payables to other Series), custom time deposits and certificate of deposits held at banking institutions were $140,207,610 for the Balanced Series, $50,393,386 for the Winton Series, $58,959,329 for the Campbell/Graham/Tiverton Series, $14,911,904 for the Currency Series, $55,556,155 for the Winton/Graham Series, $2,810,783 for the Long Only Commodity Series, $47,463,901 for the Frontier Long/Short Commodity Series, $3,144,452 for the Managed Futures Index Series, $23,034,662 for the Frontier Diversified Series, $13,715,522 for the Frontier Dynamic Series and $15,889,595 for the Frontier Masters Series.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Balanced Series

The Balanced Series – Class 1 Net Asset Value lost 3.3% and gained 6.9%, respectively, for the three months ended June 30, 2009 and 2008, net of fees and expenses; the Balanced Series – Class 1a Net Asset Value lost 3.3% and gained 6.9%, respectively, for the three months ended June 30, 2009 and 2008, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value lost 2.6% and gained 7.8%, respectively, for the three months ended June 30, 2009 and 2008, net of fees and expenses; the Balanced Series – Class 2a Net Asset Value lost 2.6% and gained 7.8%, respectively, for the three months ended June 30, 2009 and 2008, net of fees and expenses; the Balanced Series – Class 3a Net Asset Value lost 2.6% for the period ended June 30, 2009, net of fees and expenses.

For the three months ended June 30, 2009, the Balanced Series recorded net loss on investments of $11,122,820, net interest of $304,159, and total expenses of $5,172,969, resulting in a net decrease in Owners’ capital from operations of $12,788,359 after non-controlling interests of $3,203,271. For the three months ended June 30, 2008 the Balanced Series recorded net gain on investments of $26,988,921, net interest of $136,293, and total expenses of $5,911,656, resulting in a net increase in Owners’ capital from operations of $17,899,449 after non-controlling interests of ($3,314,109).

The Balanced Series, through Frontier Trading Company I, LLC, has engaged in a fund option transaction, whereby the Balanced Series obtains exposure to the performance of additional commodity funds held by a counterparty to the option, for the purpose of further diversification among trading advisors and styles. The Trust does not have transparency to the underlying investments of these commodity funds, so the returns from this program cannot be characterized.

Please see additional discussion under “Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008 – Balanced Series.”

Winton Series

The Winton Series – Class 1 Net Asset Value lost 7.8% and gained 2.5%, respectively, for the three months ended June 30, 2009 and 2008, net of fees and expenses; the Winton Series – Class 2 Net Asset Value lost 7.2% and gained 3.2%, respectively, for the three months ended June 30, 2009 and 2008, net of fees and expenses.

For the three months ended June 30, 2009, the Winton Series recorded net loss on investments of $8,138,222, net interest of $39,610, and total expenses of $823,996, resulting in a net decrease in Owners’ capital from operations of $5,410,519 after non-controlling interests of 3,512,089. For the three months ended June 30, 2008, the Winton Series recorded net gain on investments of $5,462,727, net interest of $49,907, and total expenses of $1,586,978, resulting in a net increase in Owners’ capital from operations of $2,095,748 after non-controlling interests of ($1,829,908).

Please see additional discussion under “Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008 – Winton Series.”

Campbell/Graham/Tiverton Series

The Campbell/Graham/Tiverton Series – Class 1 Net Asset Value lost 5.2% and gained 3.9%, respectively, for the three months ended June 30, 2009 and 2008, net of fees and expenses; the Campbell/Graham/Tiverton Series – Class 2 Net Asset Value lost 4.5% and gained 4.6%, respectively for the three months ended June 30, 2009 and 2008, net of fees and expenses.

For the three months ended June 30, 2009, the Campbell/Graham/Tiverton Series recorded net loss on investments of $3,984,875, net interest of $53,032, and total expenses of $1,182,384, resulting in a net decrease in Owners’ capital from operations of $4,332,755 after non-controlling interests of 781,472. For the three months ended June 30, 2008, the Campbell/Graham Series recorded net gain on investments of $5,242,267, net interest of $22,394, and total expenses of $1,560,307, resulting in a net increase in Owners’ capital from operations of $2,502,476 after non-controlling interests of ($1,201,878).

The Campbell/Graham/Tiverton Series was previously designated as the “Campbell/Graham Series,” and trading for the Series was directed only by Campbell and Graham. The Campbell/Graham Series was renamed the “Campbell/Graham/Tiverton Series” in May 2008 and Tiverton was added as a Trading Advisor to the Series on June 2, 2008. Please see additional discussion under “Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008 – Campbell/Graham/Tiverton Series.”

Currency Series

The Currency Series – Class 1 Net Asset Value lost 3.1% and 2.4%, respectively, for the three months ended June 30, 2009 and 2008, net of fees and expenses; the Currency Series – Class 2 Net Asset Value lost 2.4% and 1.7%, respectively for the three months ended June 30, 2009 and 2008, net of fees and expenses.

For the three months ended June 30, 2009, the Currency Series recorded net loss on investments of $268,315, net interest of $16,158, and total expenses of $153,699, resulting in a net decrease in Owners’ capital from operations of $405,856. For the three months ended June 30, 2008, the Currency Series recorded net loss on investments of $148,804, net interest of $11,758, and total expenses of $158,173, resulting in a net decrease in Owners’ capital from operations of $295,219.

All commodity interest positions of the Currency Series during 2009 were within the Currencies sector.

Please see additional discussion under “Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008 – Currency Series.”

Winton/Graham Series

The Winton/Graham Series – Class 1 Net Asset Value lost 5.9% and gained 5.7%, respectively, for the three months ended June 30, 2009 and 2008, net of fees and expenses; the Winton/Graham Series – Class 2 Net Asset Value lost 5.2% and gained 6.5%, respectively for the three months ended June 30, 2009 and 2008, net of fees and expenses.

For the three months ended June 30, 2009, the Winton/Graham Series recorded net loss on investments of $2,549,438, net interest of $44,285, and total expenses of $818,421, resulting in a net decrease in Owners’ capital from operations of $3,623,010 after non-controlling interests of ($299,436). For the three months ended June 30, 2008, the Graham Series recorded net gain on investments of $1,292,494, net interest of $4,749, and total expenses of $445,477, resulting in a net increase in Owners’ capital from operations of $851,766.

The Winton/Graham Series was previously designated as the “Graham Series,” and trading for the Series was directed only by Graham. The Graham Series was renamed the “Winton/Graham Series” in May 2008 and Winton was added as a Trading Advisor to the Series on June 18, 2008. Please see additional discussion under “Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008 – Winton/Graham Series.”

Long Only Commodity Series

The Long Only Commodity Series – Class 1 Net Asset Value gained 13.8% and 17.3%, respectively, for the three months ended June 30, 2009 and 2008, net of fees and expenses; the Long Only Commodity Series – Class 2 Net Asset Value gained 14.3% and 17.9% respectively, for the three months ended June 30, 2009 and 2008, net of fees and expenses.

For the three months ended June 30, 2009, the Long Only Commodity Series recorded net gain on investments of $568,267, net interest of $17,611, and total expenses of $35,341, resulting in a net increase in Owners’ capital from operations of $550,537. For the three months ended June 30, 2008, the Long Only Commodity Series recorded net gain on investments of $1,097,768, net interest of $27,595, and total expenses of $61,931, resulting in a net increase in Owners’ capital from operations of $1,063,432.

Please see additional discussion under “Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008 – Long Only Commodity Series.”

Frontier Long/Short Commodity Series

The Frontier Long/Short Commodity Series – Class 1 Net Asset Value gained 4.8% and 3.0%, respectively, for the three months ended June 30, 2009 and 2008, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2 Net Asset Value gained 5.5% and 3.8%, respectively, for the three months ended June 30, 2009 and 2008, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 Net Asset Value lost 1.8% for the period ended June 30, 2009, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 1a Net Asset Value lost 2.5% for the period ended June 30, 2009, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a Net Asset Value lost 2.4% for the period ended June 30, 2009, net of fees and expenses.

For the three months ended June 30, 2009, the Frontier Long/Short Commodity Series recorded net gain on investments of $6,623,732, net interest of $276,765, and total expenses of $1,741,235, resulting in a net increase in Owners’ capital from operations of $3,172,418 after non-controlling interests of ($1,986,844). For the three months ended June 30, 2008, the Frontier Long/Short Commodity Series recorded net gain on investments of $7,810,933, net interest of $201,383, and total expenses of $1,411,547, resulting in a net increase in Owners’ capital from operations of $1,606,510 after non-controlling interests of ($4,994,259).

The Frontier Long/Short Commodity Series was previously designated as the “Long/Short Commodity Series.” The Long/Short Commodity Series was renamed the Frontier Long/Short Commodity Series in May 2009. Please see additional discussion under “Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008 – Frontier Long/Short Commodity Series.”

Managed Futures Index Series

The Managed Futures Index Series – Class 1 Net Asset Value lost 2.3% and 0.9%, respectively, for the three months ended June 30, 2009 and 2008, respectively, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value lost 1.9% and 0.4%, respectively, for the three months ended June 30, 2009 and 2008, net of fees and expenses.

For the three months ended June 30, 2009, the Managed Futures Index Series recorded a net loss on investments of $51,586, net interest of $17,469, and total expenses of $33,517, resulting in a net decrease in Owners’ capital from operations of $67,634. For the three months ended June 30, 2008, the Managed Futures Index Series recorded a net gain on investments of $4,927, net interest of $5,777, and total expenses of $14,951, resulting in a net decrease in Owners’ capital from operations of $4,247.

Please see additional discussion under “Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008 – Managed Futures Index Series.”

Frontier Diversified Series

The Frontier Diversified Series began trading operations on June 9, 2009. The Frontier Diversified Series – Class 1 Net Asset Value lost 1.9% for the period ended June 30, 2009, net of fees and expenses; the Frontier Diversified Series – Class 2 Net Asset Value lost 1.8% for the period ended June 30, 2009, net of fees and expenses.

For the three months ended June 30, 2009, the Frontier Diversified Series recorded a net gain on investments of $73,699, net interest of $32,275, and total expenses of $109,985, resulting in a net decrease in Owners’ capital from operations of $1,011.

Please see additional discussion under “Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008 – Frontier Diversified Series.”

Frontier Dynamic Series

The Frontier Dynamic Series began trading operations on June 9, 2009. The Frontier Dynamic Series – Class 1 Net Asset Value lost 2.9% for the period ended June 30, 2009, net of fees and expenses; the Frontier Dynamic Series – Class 2 Net Asset Value lost 2.8% for the period ended June 30, 2009, net of fees and expenses.

For the period ended June 30, 2009 the Frontier Dynamic Series recorded a net gain on investments of $15,045, net interest of $30,195, and total expenses of $46,822, resulting in a net decrease in Owners’ capital from operations of $1,582.

Please see additional discussion under “Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008 – Frontier Dynamic Series.”

Frontier Masters Series

The Frontier Masters Series began trading operations on June 9, 2009. The Frontier Masters Series – Class 1 Net Asset Value lost 2.0% for the period ended June 30, 2009, net of fees and expenses; the Frontier Masters Series – Class 2 Net Asset Value lost 1.9% for the period ended June 30, 2009, net of fees and expenses.

For the period ended June 30, 2009 the Frontier Masters Series recorded a net gain on investments of $48,703, net interest of $28,348, and total expenses of $78,138, resulting in a net decrease in Owners’ capital from operations of $1,087.

Please see additional discussion under “Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008 – Frontier Masters Series.”

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Market Conditions for Six Months Ended June 30, 2009

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

April 2009

Interest Rates

The FOMC decided in April to maintain the target range for the Fed Funds rate at 0 to 0.25 percent, as recent economic data suggests that the economy continues to contract. To support the mortgage lending and housing markets, the FOMC has decided to purchase $1.25 trillion of agency mortgage-backed securities this year. In addition, the Committee has decided to increase its purchases of agency debt this year to a total of $200 billion and to purchase up to $300 billion of longer-term Treasury securities over the next six months. U.S. interest rate futures finished lower for the month and European interest rate futures finished mixed for the month.

Currencies

The U.S. Dollar weakened against most other major currencies in April. The U.S. Dollar index finished the month down 0.9%. The British Pound strengthened against the U.S. dollar, finishing up 3.2%. The Australian Dollar and the Canadian Dollar also strengthened against their U.S. counterpart, finishing up 5.0% and 5.7%, respectively. The Euro weakened slightly against the U.S. Dollar, down 0.2% and the Japanese Yen finished the month up 0.3% against the U.S. dollar.

Stock Indices

All major U.S. and European stock indices continued to strengthen in April. The DJIA finished the month up 7.3%, and the S&P 500 Index and NASDAQ Composite Index gained 9.4% and 12.4% respectively. In Europe, FTSE index futures finished up 7.6%, CAC-40 futures gained 12.3% and DAX index futures finished higher by 16.2% for the month.

Energy

Natural gas futures continued their downward path, finishing down 13.8% in April. Natural gas futures have dropped more than 40% since December 2008. Gasoline futures for June delivery finished the month up 2.5%. Crude oil futures and heating oil futures finished lower by 0.5% and 3.9%, respectively.

Metals

Gold futures for June delivery finished the month down 3.7% settling at $891/oz. Copper futures continued to climb, up 10.4% for the month. Silver, platinum and palladium finished lower in April, down 5.3%, 2.0% and 0.3%, respectively.

Agriculturals

The soybean complex was up for the month; soybean oil futures for July delivery finished up 7.6%, soybeans and soybean meal futures finished higher by 11.0% and 13.3% respectively. Corn and wheat futures for July delivery finished slightly down 2.7% and 1.6% respectively. Cotton continued its upward path, finishing up 14.8% for the month.

May 2009

Interest Rates

U.S. interest rate futures at the longer end of the curve moved significantly lower in May, as investors digested the inflationary potential of the massive borrowing planned by the Federal Reserve. Standard & Poor’s moved its outlook on UK sovereign debt from “stable” to “negative” in response to skyrocketing public debt. Fear of a similar downgrade occurring to the U.S. and rumors of large investors, especially China, diversifying away from the U.S. Dollar caused a widespread pullback in bond prices in the U.S., Great Britain, and across Europe.

Currencies

The U.S. Dollar continued to weaken against most other major currencies in May. The U.S. Dollar index which measures the performance of the U.S. Dollar against a basket of currencies, finished down 6.4%. The Euro and the British Pound strengthened against the U.S. Dollar, finishing up 7.0% and 9.5% respectively. The Australian Dollar and the Canadian Dollar also continued their climb against their U.S. counterpart, finishing up 10.4% and 9.3% respectively. The Japanese Yen finished the month up 3.5% against the U.S. Dollar.

Stock Indices

All major U.S. and European stock indices continued to strengthen in May. The DJIA finished the month up 4.1%, and the S&P 500 Index and NASDAQ Composite Index gained 5.3% and 3.3% respectively. In Europe, FTSE index futures finished up 6.6%, CAC-40 futures gained 8.4% and DAX index futures finished higher by 4.8% for the month.

Energy

Energy futures saw an upswing in prices in May. Crude oil futures, heating oil futures and gasoline futures for July delivery gained 26.8%, 22.5% and 28.8% for the month. Natural gas futures regained some of the April loss, finishing higher by 9.1%.

Metals

The combination of a declining U.S. Dollar, low interest rates and inflation expectations has been contributing to the rise in precious metals futures prices recently. Silver futures for July delivery strengthened during the month, finishing higher by 26.7%. Gold futures for June delivery finished the month up 9.8% settling at $979/oz. Platinum and palladium finished higher by 8.1% and 8.3% respectively. Copper futures continued to climb, up 7.3% for the month.

Agriculturals

The soybean complex was up for the month; soybean oil futures for July delivery finished up 7.0%, soybeans and soybean meal futures finished higher by 12.2% and 15.7% respectively. Corn and wheat futures for July delivery also finished higher, up 8.1% and 18.8% for the month. Coffee and cocoa futures prices for July delivery also strengthened, finishing higher by 18.6% and 9.0% for the month.

June 2009

Interest Rates

After a dramatic early-month sell-off, short-term interest rate futures on both sides of the Atlantic recovered to finish the month nearly unchanged. Longer term U.S. rate futures finished the month unchanged to slightly down, but the European BOBL (5-year note) and Bund (10-year note) were up strongly in anticipation of continued recession and banking problems in the Euro zone.

Currencies

The U.S. Dollar strengthened slightly in June. The U.S. Dollar index, which measures the performance of the U.S. Dollar against a basket of currencies, finished up 1.0%. The Euro weakened against the U.S. Dollar, finishing lower by 0.9%. The British Pound continued to strengthen again the U.S. Dollar, up 1.6% for the month. The Australian Dollar also continued climbing against its U.S. counterpart, finishing up 0.6%. The Canadian Dollar lost against the U.S. Dollar, finishing lower by 6.1%. The Japanese Yen finished the month down 1.1 % against the U.S. Dollar.

Stock Indices

The DJIA finished the month slightly lower, 0.6% for the month. The NASDAQ Composite Index gained 3.4% while the S&P 500 Index finished the month nearly unchanged. All major European stock indices weakened in June. FTSE index futures finished down 3.8%, CAC-40 futures lost 4.4% and DAX index futures finished lower by 3.1% for the month.

Energy

Crude oil futures, heating oil futures and gasoline futures for August delivery gained 4.2%, 4.4% and 1.2%, respectively, for the month. Natural gas futures for August delivery finished lower by 3.1% in June.

Metals

Gold futures for August delivery weakened during the month, finishing lower by 5.4% settling at $927/oz. Silver futures for September delivery finished the month lower as well, down 13.0%. Palladium finished higher by 5.7% and platinum dropped 1.4%. Copper futures continued to climb, up 3.1% for the month.

Agriculturals

Corn and wheat futures dropped during the month, down 20.0% and 18.5% respectively. The soybean complex also dropped; soybean oil futures finished down 10.0%, soybeans and soybean meal futures finished lower by 7.7% and 5.2% respectively. Coffee and orange juice futures weakened as well, finishing down 14.0% and 19.0% respectively.

Market Conditions for Six Months Ended June 30, 2008

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

June 2008

Interest Rates

The Federal Open Market Committee decided on June 25th to keep its target for the Federal Funds rate at 2 percent. Federal Reserve policymakers, along with foreign central bank officials, have expressed greater concerns about inflation, stressing the importance of keeping inflation expectations contained. US interest rate futures across the entire curve dropped the first part of June, but bounced back the latter part of the month to finish higher. European interest rate futures across the entire curve dropped the first part of June to finish lower for the month.

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

Balanced Series

2009

The Balanced Series – Class 1 Net Asset Value lost 3.3% for the six months ended June 30, 2009, net of fees and expenses; the Balanced Series – Class 1a Net Asset Value lost 3.5% for the six months ended June 30, 2009, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value lost 1.8% for the six months ended June 30, 2009, net of fees and expenses; the Balanced Series – Class 2a Net Asset Value lost 2.1% for the six months ended June 30, 2009, net of fees and expenses; the Balanced Series – Class 3a Net Asset Value lost 2.6% for the six months ended June 30, 2009, net of fees and expenses.

For the six months ended June 30, 2009, the Balanced Series recorded net loss on investments of $6,566,558, net interest of $403,160, and total expenses of $10,300,391, resulting in a net decrease in Owners’ capital from operations of $12,541,271 after non-controlling interests of $ 3,922,518. The Net Asset Value per Unit, Class 1, decreased from $125.17 at December 31, 2008, to $121.06 at June 30, 2009. For Class 1a, the Net Asset Value per Unit decreased from $112.09 at December 31, 2008, to $108.14 at June 30, 2009. The Net Asset Value per Unit, Class 2, decreased from $142.44 at December 31, 2008, to $139.84 June 30, 2009. For Class 2a, the Net Asset Value per Unit decreased from $121.30 at December 31, 2008, to $118.73 at June 30, 2009. For Class 3a, the Net Asset Value per Unit decreased from $121.97 at June 3, 2009, to $118.74 at June 30, 2009. Total Class 1 subscriptions and redemptions for the six months were $75,195,360 and $15,753,919, respectively. Total Class 1a subscriptions and redemptions for the six month period were $3,808,764 and $1,038,835, respectively. Total Class 2 subscriptions and redemptions for the six months were $25,913,529 and $4,607,054, respectively. Total Class 2a subscriptions and redemptions for the six month period were $1,802,211 and $55,907, respectively. Total Class 3a subscriptions and redemptions for the period were $339,540 and $7,508, respectively. Ending capital at June 30, 2009, was $305,647,376 for Class 1, $10,542,679 for Class 1a, $86,688,027 for Class 2, $3,554,244 for Class 2a and $383,591 for Class 3a. At December 31, 2008, ending capital was $256,550,829 for Class 1, $8,136,165 for Class 1a, $67,109,662 for Class 2 and $1,886,351 for Class 2a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2009, for additional information regarding these sectors.

Sector Attribution for the Balanced Series

2008

The Balanced Series – Class 1 Net Asset Value gained 13.8% for the six months ended June 30, 2008, net of fees and expenses; the Balanced Series – Class 1a Net Asset Value gained 13.7% for the six months ended June 30, 2008, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value gained 15.6% for the six months ended June 30, 2008, net of fees and expenses; the Balanced Series – Class 2a Net Asset Value gained 15.4% for the six months ended June 30, 2008, net of fees and expenses.

For the six months ended June 30, 2008, the Balanced Series recorded net gain on investments of $ 55,473,645, net interest of $834,442, and total expenses of $12,483,593, resulting in a net increase in Owners’ capital from operations of $ 34,121,527 after non-controlling interests of ($ 9,702,967). The Net Asset Value per Unit, Class 1, increased from $101.46 at December 31, 2007, to $115.47 at June 30, 2008. For Class 1a, the Net Asset Value per Unit increased from $90.90 at December 31, 2007, to $103.39 at June 30, 2008. The Net Asset Value per Unit, Class 2, increased from $112.00 at December 31, 2007, to $129.43 June 30, 2008. For Class 2a, the Net Asset Value per Unit increased from $95.47 at December 31, 2007, to $110.21 at June 30, 2008. Total Class 1 subscriptions and redemptions for the six months were $11,529,557 and $30,168,611, respectively. Total Class 1a subscriptions and redemptions for the six month period were $281,049 and $625,626, respectively. Total Class 2 subscriptions and redemptions for the six months were $2,038,937 and $4,985,466, respectively. Total Class 2a subscriptions and redemptions for the six month period were $18,900 and $130,400, respectively. Ending capital at June 30, 2008, was $212,318,379 for Class 1, $6,044,120 for Class 1a, $49,982,022 for Class 2 and $1,320,192 for Class 2a. At December 31, 2007, ending capital was $204,740,748 for Class 1, $5,638,500 for Class 1a, $45,954,042 for Class 2 and $1,251,556 for Class 2a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2008, for additional information regarding these sectors.

Sector Attribution for the Balanced Series

Winton Series

2009

The Winton Series – Class 1 Net Asset Value lost 9.9% for the six months ended June 30, 2009, net of fees and expenses; the Winton Series – Class 2 Net Asset Value lost 8.6% for the six months ended June 30, 2009, net of fees and expenses.

For the six months ended June 30, 2009, the Winton Series recorded net loss on investments of $9,531,734, net interest of $243,684, and total expenses of $1,741,205, resulting in a net decrease in Owners’ capital from operations of $6,962,262 after non-controlling interests of 4,066,993. The Net Asset Value per Unit, Class 1, decreased from $130.41 at December 31, 2008, to $117.44 as of June 30, 2009. The Net Asset Value per Unit, Class 2, decreased from $140.04 at December 31, 2008, to $128.00 as of June 30, 2009. Total Class 1 subscriptions for the six months were $152,791 and redemptions were $3,863,831. Total Class 2 subscriptions and redemptions for the six month period were $200,000, and $282,896, respectively. Ending capital at June 30, 2009, was $52,614,064 for Class 1 and $10,656,764 for Class 2. Ending capital at December 31, 2008, was $62,283,659 for Class 1 and $11,743,367 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2009, for additional information regarding these sectors.

Sector Attribution for the Winton Series

2008

The Winton Series – Class 1 Net Asset Value gained 12.2% for the six months ended June 30, 2008, net of fees and expenses; the Winton Series – Class 2 Net Asset Value gained 13.9% for the six months ended June 30, 2008, net of fees and expenses.

For the six months ended June 30, 2008, the Winton Series recorded net gain on investments of $11,640,138, net interest of $186,228, and total expenses of $3,169,544, resulting in a net increase in Owners’ capital from operations of $6,826,914 after non-controlling interests of ($1,829,908). The Net Asset Value per Unit, Class 1, increased from $113.83 at December 31, 2007, to $127.68 as of June 30, 2008. The Net Asset Value per Unit, Class 2, increased from $118.61 at December 31, 2007, to $135.04 as of June 30, 2008. Total Class 1 subscriptions for the six months were $25,294,191 and redemptions were $1,876,404. Total Class 2 subscriptions and redemptions for the six month period were $0, and $194,925, respectively. Ending capital at June 30, 2008, was $64,478,935 for Class 1 and $11,610,002 for Class 2. Ending capital at December 31, 2007, was $35,664,260 for Class 1 and $10,374,901 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2008, for additional information regarding these sectors.

Sector Attribution for the Winton Series

Campbell/Graham/Tiverton Series

2009

The Campbell/Graham/Tiverton Series – Class 1 Net Asset Value lost 7.7% for the six months ended June 30, 2009, net of fees and expenses; the Campbell/Graham/Tiverton Series – Class 2 Net Asset Value lost 6.3% for the six months ended June 30, 2009, net of fees and expenses.

For the six months ended June 30, 2009, the Campbell/Graham/Tiverton Series recorded net loss on investments of $5,566,333, net interest of $197,182, and total expenses of $2,384,387, resulting in a net decrease in Owners’ capital from operations of $6,417,012 after non-controlling interests of $1,336,526. The Net Asset Value per Unit, Class 1, decreased from $110.54 at December 31, 2008, to $102.03 as of June 30, 2009. The Net Asset Value per Unit,

Class 2, decreased from $124.14 at December 31, 2008, to $116.29 as of June 30, 2009. Total Class 1 subscriptions for the six months ended June 30, 2009, were $10,860,439 and redemptions were $3,141,193. Total Class 2 subscriptions and redemptions for the six months ended June 30, 2009, were $4,025,676, and $820,808, respectively. Ending capital at June 30, 2009, was $71,912,369 for Class 1 and $10,359,662 for Class 2. Ending capital at December 31, 2008, was $69,957,155 for Class 1 and $7,807,774 for Class 2.

The Campbell/Graham/Tiverton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2009, for additional information regarding these sectors.

Sector Attribution for the Campbell/Graham/Tiverton Series

2008

The Campbell/Graham/Tiverton Series – Class 1 Net Asset Value gained 9.2% for the six months ended June 30, 2008, net of fees and expenses; the Campbell/Graham/Tiverton Series – Class 2 Net Asset Value gained 10.8% for the six months ended June 30, 2008, net of fees and expenses.

For the six months ended June 30, 2008, the Campbell/Graham/Tiverton Series recorded net gain on investments of $10,755,828, net interest of $186,534, and total expenses of $ 2,862,365, resulting in a net increase in Owners’ capital from operations of $5,686,203 after non-controlling interests of ($2,393,794). The Net Asset Value per Unit, Class 1, increased from $91.90 at December 31, 2007, to $100.37 as of June 30, 2008. The Net Asset Value per Unit, Class 2, increased from $100.20 at December 31, 2007, to $111.07 as of June 30, 2008. Total Class 1 subscriptions for the six months ended June 30, 2008, were $5,497,799 and redemptions were $6,307,796. Total Class 2 subscriptions and redemptions for the six months ended June 30, 2008, were $481,613, and $777,284, respectively. Ending capital at June 30, 2008, was $59,797,752 for Class 1 and $6,133,687 for Class 2. Ending capital at December 31, 2007, was $55,530,902 for Class 1 and $5,820,002 for Class 2.

The Campbell/Graham/Tiverton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2008, for additional information regarding these sectors.

Sector Attribution for the Campbell/Graham Series

Currency Series

2009

The Currency Series – Class 1 Net Asset Value lost 8.7% for the six months ended June 30, 2009, net of fees and expenses; the Currency Series – Class 2 Net Asset Value lost 7.4% for the six months ended June 30, 2009, net of fees and expenses.

For the six months ended June 30, 2009, the Currency Series recorded net loss on investments of $942,712, net interest of $34,926, and total expenses of $324,644, resulting in a net decrease in Owners’ capital from operations of $1,232,430. The Net Asset Value per Unit, Class 1, decreased from $96.19 at December 31, 2008, to $87.78 as of June 30, 2009. The Net Asset Value per Unit, Class 2, decreased from $109.30 at December 31, 2008, to $101.24 as of June 30, 2009. Total Class 1 subscriptions and redemptions for the six months ending June 30, 2009 were $530,589, and $1,234,858, respectively. Total Class 2 subscriptions and redemptions for the six months ending June 30, 2009, was $82,125 and $143,131, respectively. Ending capital at June 30, 2009, was $10,176,827 for Class 1 and $2,672,253 for Class 2. Ending capital at December 31, 2008, was $11,900,185 for Class 1 and $2,946,600 for Class 2.

The Currency Series may have both long and short exposure to the Currencies sector only. See comments above under Market Conditions for Six Months Ended June 30, 2009, for additional information regarding these sectors.

Because all returns are from the Currencies sector, there are no Sector Attribution charts for the Currency Series.

2008

The Currency Series – Class 1 Net Asset Value gained 3.2% for the six months ended June 30, 2008, net of fees and expenses; the Currency Series – Class 2 Net Asset Value gained 4.8% for the six months ended June 30, 2008, net of fees and expenses.

For the six months ended June 30, 2008, the Currency Series recorded net gain on investments of $614,512, net interest of $53,654, and total expenses of $299,858, resulting in a net increase in Owners’ capital from operations of $368,308. The Net Asset Value per Unit, Class 1, increased from $100.66 at December 31, 2007, to $103.92 as of June 30, 2008. The Net Asset Value per Unit, Class 2, increased from $111.00 at December 31, 2007, to $116.31 as of June 30, 2008. Total Class 1 subscriptions and redemptions for the six months ending June 30, 2008 were $2,845,725, and $769,516, respectively. Total Class 2 subscriptions and redemptions for the six months ending June 30, 2008, were $54,750 and $6,364, respectively. Ending capital at June 30, 2008, was $12,196,894 for Class 1 and $888,016 for Class 2. Ending capital at December 31, 2007, was $9,791,812 for Class 1 and $800,194 for Class 2.

The Currency Series may have both long and short exposure to the Currencies sector only. See comments above under Market Conditions for Six Months Ended June 30, 2008, for additional information regarding these sectors.

Because all returns are from the Currencies sector, there are no Sector Attribution charts for the Currency Series.

Winton/Graham Series

2009

The Winton/Graham Series – Class 1 Net Asset Value lost 8.4% for the six months ended June 30, 2009, net of fees and expenses; the Winton/Graham Series – Class 2 Net Asset Value lost 7.0% for the six months ended June 30, 2009, net of fees and expenses.

For the six months ended June 30, 2009, the Winton/Graham Series recorded net loss on investments of $3,474,348, net interest of $143,800, and total expenses of $1,443,587, resulting in a net decrease in Owners’ capital from operations of $5,073,571, after non-controlling interest of ($299,436). The Net Asset Value per Unit, Class 1, decreased from $ 116.18 at December 31, 2008, to $106.45 as of June 30, 2009. The Net Asset Value per Unit, Class 2, decreased from $131.49 at December 31, 2008, to $122.30 as of June 30, 2009. Total Class 1 subscriptions and redemptions for the six months were $20,129,618 and $2,772,120, respectively. Total Class 2 subscriptions and redemptions for the six months were $360,401 and $739,900, respectively. Ending capital at June 30, 2009, was $49,044,395 for Class 1 and $13,055,262 for Class 2. Ending capital at December 31, 2008, was $35,760,835 for Class 1 and $14,434,394 for Class 2.

The Winton/Graham Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2009, for additional information regarding these sectors.

Sector Attribution for the Winton/Graham Series

2008

The Winton/Graham Series – Class 1 Net Asset Value gained 17.7% for the six months ended June 30, 2008, net of fees and expenses; the Winton/Graham Series – Class 2 Net Asset Value gained 19.5% for the six months ended June 30, 2008, net of fees and expenses.

For the six months ended June 30, 2008, the Winton/Graham Series recorded net gain on investments of $2,562,863, net interest of $27,745, and total expenses of $750,696, resulting in a net increase in Owners’ capital from operations of $1,839,912. The Net Asset Value per Unit, Class 1, increased from $ 95.04 at December 31, 2007, to

$111.88 as of June 30, 2008. The Net Asset Value per Unit, Class 2, increased from $104.37 at December 31, 2007, to $124.72 as of June 30, 2008. Total Class 1 subscriptions and redemptions for the six months were $9,004,795 and $564,089, respectively. Total Class 2 subscriptions and redemptions for the six months were $2,497,364 and $34,803, respectively. Ending capital at June 30, 2008, was $15,923,517 for Class 1 and $4,688,645 for Class 2. Ending capital at December 31, 2007, was $6,060,207 for Class 1 and $1,808,776 for Class 2.

The Winton/Graham Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2008, for additional information regarding these sectors.

Sector Attribution for the Winton/Graham Series

Long Only Commodity Series

2009

The Long Only Commodity Series – Class 1 Net Asset Value gained 6.9% for the six months ended June, 2009, net of fees and expenses; the Long Only Commodity Series – Class 2 Net Asset Value gained 7.9% for the six months ended June 30, 2009, net of fees and expenses.

For the six months ended June 30, 2009, the Long Only Commodity Series recorded net gain on investments of $335,279, net interest of $36,448, and total expenses of $67,573, resulting in a net increase in Owners’ capital from operations of $304,154. The Net Asset Value per Unit, Class 1, increased from $70.31 at December 31, 2008 to $75.13 as of June 30, 2009. The Net Asset Value per Unit, Class 2, increased from $74.46 at December 31, 2008, to $80.35 as of June 30, 2009. Total Class 1 subscriptions and redemptions for the six months were $408,898 and $306,866, respectively. Total Class 2 subscriptions and redemptions for the six months were $86,800 and $87,025, respectively. Ending capital at June 30, 2009, was $3,593,195 for Class 1 and $855,239 for Class 2. Ending capital at December 31, 2008, was $3,254,226 for Class 1 and $788,247 for Class 2.

The Long Only Commodity Series may have long-only exposure in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2009, for additional information regarding these sectors.

The Long Only Commodity Series invests approximately equally in the Jefferies Commodity Performance Index and the Reuters/Jefferies CRB Index. There are no Sector Attribution charts for the Long Only Commodity Series.

2008

The Long Only Commodity Series – Class 1 Net Asset Value gained 29.5% for the six months ended June 30, 2008, net of fees and expenses; the Long Only Commodity Series – Class 2 Net Asset Value gained 30.8% for the six months ended June 30, 2008, net of fees and expenses.

For the six months ended June 30, 2008, the Long Only Commodity Series recorded net gain on investments of $1,643,993, net interest of $59,377, and total expenses of $112,665, resulting in a net increase in Owners’ capital from operations of $1,590,705. The Net Asset Value per Unit, Class 1, increased from $110.79 at December 31, 2007 to $143.47 as of June 30, 2008. The Net Asset Value per Unit, Class 2, increased from $115.04 at December 31, 2007, to $150.46 as of June 30, 2008. Total Class 1 subscriptions and redemptions for the six months were $1,290,287 and $426,102, respectively. Total Class 2 subscriptions and redemptions for the six months were $108,500 and $18,003, respectively. Ending capital at June 30, 2008, was $7,087,223 for Class 1 and $488,232 for Class 2. Ending capital at December 31, 2007, was $4,730,889 for Class 1 and $299,179 for Class 2.

The Long Only Commodity Series may have long-only exposure in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2008, for additional information regarding these sectors.

The Long Only Commodity Series invests approximately equally in the Jefferies Commodity Performance Index and the Reuters/Jefferies CRB Index. There are no Sector Attribution charts for the Long Only Commodity Series.

Frontier Long/Short Commodity Series

2009

The Frontier Long/Short Commodity Series – Class 1 Net Asset Value gained 8.8% for the six months ended June 30, 2009, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2 Net Asset Value gained 10.3% for the six months ended June 30, 2009, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 Net Asset Value lost 1.8% for the six months ended June 30, 2009, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 1a Net Asset Value lost 2.5% for the six months ended June 30, 2009, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a Net Asset Value lost 2.4% for the six months ended June 30, 2009, net of fees and expenses.

For the six months ended June 30, 2009, the Frontier Long/Short Commodity Series recorded net gain on investments of $17,422,883, net interest of $644,039, and total expenses of $3,467,846, resulting in a net increase in Owners’ capital from operations of $5,416,711 after non-controlling interests of ($9,182,365). The Net Asset Value per Unit, Class 1, increased from $100.39 at December 31, 2008, to $109.18 as of June 30, 2009. The Net Asset Value per Unit, Class 2, increased from $109.28 at December 31, 2008, to $120.52 as of June 30, 2009. The Net Asset Value per Unit, Class 3, decreased from $122.70 at May 29, 2009, to $120.51 as of June 30, 2009. The Net Asset Value per Unit, Class 1a, decreased from $100.00 at June 8, 2009, to $97.53 as of June 30, 2009. The Net Asset Value per Unit, Class 2a, decreased from $100.00 at June 8, 2009, to $97.64 as of June 30, 2009. Total Class 1 subscriptions and redemptions for the six months were $6,999,243 and $9,885,853, respectively. Total Class 2 subscriptions and redemptions for the six months were $3,221,195 and $1,011,442, respectively. Total Class 3 subscriptions and redemptions for the six months were $5,130,557 and $180,415, respectively. Total Class 1a subscriptions for the six months were $27,500. There were no redemptions. Total Class 2a subscriptions for the six months were $27,500. There were no redemptions. Ending capital at June 30, 2009, was $47,885,664 for Class 1, $14,697,931 for Class 2, $4,840,024 for Class 3, $26,822 for Class 1a and $26,850 for Class 2a. Ending capital at December 31, 2008, was $46,525,406 for Class 1 and $11,206,889 for Class 2.

The Frontier Long/Short Commodity Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2009, for additional information regarding these sectors.

Sector Attribution for the Frontier Long/Short Commodity Series

2008

The Long/Short Commodity Series – Class 1 Net Asset Value gained 10.9% for the six months ended June 30, 2008, net of fees and expenses; the Long/Short Commodity Series – Class 2 Net Asset Value gained 12.6% for the six months ended June 30, 2008, net of fees and expenses.

For the six months ended June 30, 2008, the Long/Short Commodity Series recorded net gain on investments of $14,342,482, net interest of $419,153, and total expenses of $2,546,338, resulting in a net increase in Owners’ capital from operations of $4,303,482 after non-controlling interests of ($7,911,815). The Net Asset Value per Unit, Class 1, increased from $101.47 at December 31, 2007, to $112.56 as of June 30, 2008. The Net Asset Value per Unit, Class 2, increased from $107.19 at December 31, 2007, to $120.69 as of June 30, 2008. Total Class 1 subscriptions and redemptions for the six months were $16,083,793 and $2,616,688, respectively. Total Class 2 subscriptions and redemptions for the six months were $1,488,431 and $138,492, respectively. Ending capital at June 30, 2008, was $48,364,193 for Class 1 and $5,507,969 for Class 2. Ending capital at December 31, 2007, was $31,092,746 for Class 1 and $3,658,890 for Class 2.

The Long/Short Commodity Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2008, for additional information regarding these sectors.

Sector Attribution for the Long/Short Commodity Series

Managed Futures Index Series

2009

The Managed Futures Index Series – Class 1 Net Asset Value lost 8.6% for the six months ended June 30, 2009, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value lost 7.7% for the six months ended June 30, 2009, net of fees and expenses.

For the six months ended June 30, 2009 the Managed Futures Index Series recorded a net loss on investments of $260,285, net interest of $32,048, and total expenses of $65,160, resulting in a net decrease in Owners’ capital from operations of $293,397. The Net Asset Value per Unit, Class 1, decreased from $132.18 at December 31, 2008, to $120.81 as of June 30, 2009. The Net Asset Value per Unit, Class 2, decreased from $139.70 at December 31, 2008, to $128.89 as of June 30, 2009. Total Class 1 subscriptions and redemptions for the six months were $708,699 and $623,285, respectively. Total Class 2 subscriptions and redemptions for the six months were $1,271,138 and $1,816, respectively. Ending capital at June 30, 2009, was $2,172,284 for Class 1 and $2,292,106 for Class 2. Ending capital at December 31, 2008, was $2,266,977 for Class 1 and $1,136,074 for Class 2.

The Managed Futures Index Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2009, for additional information regarding these sectors.

Sector Attribution for the Managed Futures Index Series

2008

The Managed Futures Index Series – Class 1 Net Asset Value gained 9.5% for the six months ended June 30, 2008, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value gained 10.6% for the six months ended June 30, 2008, net of fees and expenses.

For the six months ended June 30, 2008 the Managed Futures Index Series recorded a net gain on investments of $116,472, net interest of $12,128, and total expenses of $24,927, resulting in a net increase in Owners’ capital from operations of $103,673. The Net Asset Value per Unit, Class 1, increased from $100.59 at December 31, 2007, to $110.12 as of June 30, 2008. The Net Asset Value per Unit, Class 2, increased from $104.42 at December 31, 2007, to $115.46 as of June 30, 2008. Total Class 1 subscriptions and redemptions for the six months were $708,950 and $90,387, respectively. Total Class 2 subscriptions and redemptions for the six months were $44,800 and $13,038, respectively. Ending capital at June 30, 2008, was $1,307,579 for Class 1 and $403,868 for Class 2. Ending capital at December 31, 2007, was $621,740 for Class 1 and $335,709 for Class 2.

The Managed Futures Index Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2008, for additional information regarding these sectors.

Sector Attribution for the Managed Futures Index Series

Frontier Diversified Series

2009

The Frontier Diversified Series began trading operations on June 9, 2009. The Frontier Diversified Series – Class 1 Net Asset Value lost 1.9% for the period ended June 30, 2009, net of fees and expenses; the Frontier Diversified Series – Class 2 Net Asset Value lost 1.8% for the period ended June 30, 2009, net of fees and expenses.

For the period ended June 30, 2009 the Frontier Diversified Series recorded a net gain on investments of $73,699, net interest of $35,275, and total expenses of $109,985, resulting in a net decrease in Owners’ capital from operations of $1,011. The Net Asset Value per Unit, Class 1, decreased from $100.00 at June 8, 2009, to $98.11 as of June 30, 2009. The Net Asset Value per Unit, Class 2, decreased from $100.00 at June 8, 2009, to $98.21 as of June 30, 2009. Total Class 1 subscriptions for the period were $27,500. There were no redemptions. Total Class 2 subscriptions for the period were $27,500. There were no redemptions. Ending capital at June 30, 2009, was $26,980 for Class 1 and $27,009 for Class 2.

The Frontier Diversified Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2009, for additional information regarding these sectors.

Because trading activity for the period was for less than one month, there are no sector attribution charts for the Frontier Diversified Series to present in this quarterly report.

Frontier Dynamic Series

2009

The Frontier Dynamic Series began trading operations on June 9, 2009. The Frontier Dynamic Series – Class 1 Net Asset Value lost 2.9% for the period ended June 30, 2009, net of fees and expenses; the Frontier Dynamic Series – Class 2 Net Asset Value lost 2.8% for the period ended June 30, 2009, net of fees and expenses.

For the period ended June 30, 2009 the Frontier Dynamic Series recorded a net gain on investments of $15,045, net interest of $30,195, and total expenses of $46,822, resulting in a net decrease in Owners’ capital from operations of $1,582. The Net Asset Value per Unit, Class 1, decreased from $100.00 at June 8, 2009, to $97.07 as of June 30, 2009. The Net Asset Value per Unit, Class 2, decreased from $100.00 at June 8, 2009, to $97.18 as of June 30, 2009. Total Class 1 subscriptions for the period were $27,500. There were no redemptions. Total Class 2 subscriptions for the period were $27,500. There were no redemptions. Ending capital at June 30, 2009, was $26,695 for Class 1 and $26,723 for Class 2.

The Frontier Dynamic Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2009, for additional information regarding these sectors.

Because trading activity for the period was for less than one month, there are no sector attribution charts for the Frontier Dynamic Series to present in this quarterly report.

Frontier Masters Series

2009

The Frontier Masters Series began trading operations on June 9, 2009. The Frontier Masters Series – Class 1 Net Asset Value lost 2.0% for the period ended June 30, 2009, net of fees and expenses; the Frontier Masters Series – Class 2 Net Asset Value lost 1.9% for the period ended June 30, 2009, net of fees and expenses.

For the period ended June 30, 2009 the Frontier Masters Series recorded a net gain on investments of $48,703, net interest of $28,348, and total expenses of $78,138, resulting in a net decrease in Owners’ capital from operations of $1,087. The Net Asset Value per Unit, Class 1, decreased from $100.00 at June 8, 2009, to $97.97 as of June 30, 2009. The Net Asset Value per Unit, Class 2, decreased from $100.00 at June 8, 2009, to $98.08 as of June 30, 2009. Total Class 1 subscriptions for the period were $27,500. There were no redemptions. Total Class 2 subscriptions for the period were $27,500. There were no redemptions. Ending capital at June 30, 2009, was $26,942 for Class 1 and $26,971 for Class 2.

The Frontier Masters Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2009, for additional information regarding these sectors.

Because trading activity for the period was for less than one month, there are no sector attribution charts for the Frontier Masters Series to present in this quarterly report.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of June 30, 2009 and December 31, 2008. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Balanced Series: (1), (2)

	June 30, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$6,434,739	1.6%	$2,002,489	0.6%

Currencies	$4,856,627	1.2%	$3,124,541	0.9%

Stock Indices	$9,934,657	2.4%	$5,250,263	1.6%

	June 30, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Metals	$5,062,637	1.2%	$355,150	0.1%

Agriculturals/Softs	$3,497,898	0.9%	$1,553,216	0.5%

Energy	$5,002,620	1.2%	$624,306	0.2%

Total:	$34,789,178	8.5%	$12,909,965	3.9%

Winton Series:

	June 30, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$942,160	1.5%	$1,076,982	1.5%

Currencies	$1,521,784	2.4%	$1,360,405	1.8%

Stock Indices	$576,041	0.9%	$67,599	0.1%

Metals	$104,062	0.2%	$69,327	0.1%

Agriculturals/Softs	$461,964	0.7%	$532,693	0.7%

Energy	$65,874	0.1%	$72,478	0.1%

Total:	$3,671,885	5.8%	$3,179,484	4.3%

Currency Series: (3)

	June 30, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$—	0%	$—	0%

Currencies	$254,647	1.0%	$181,098	1.2%

Stock Indices	$—	0%	$—	0%

Metals	$—	0%	$—	0%

Agriculturals/Softs	$—	0%	$—	0%

Energy	$—	0%	$—	0%

Total:	$254,647	1.0%	$181,098	1.2%

Winton/Graham Series:

	June 30, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$1,073,557	1.7%	$451,517	0.9%

Currencies	$2,654,118	4.3%	$433,230	0.9%

Stock Indices	$1,074,375	1.7%	$54,758	0.1%

Metals	$115,452	0.2%	$43,737	0.1%

Agriculturals/Softs	$437,230	0.7%	$185,563	0.4%

Energy	$191,738	0.3%	$38,493	0.1%

Total:	$5,546,470	8.9%	$1,207,298	2.5%

Campbell/Graham/Tiverton Series:

	June 30, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$1,885,100	2.3%	$828,192	1.1%

Currencies	$3,200,907	3.9%	$1,067,847	1.4%

Stock Indices	$2,099,271	2.6%	$915,299	1.2%

Metals	$567,982	0.7%	$68,164	0.1%

Agriculturals/Softs	$282,606	0.3%	$199,871	0.3%

Energy	$325,736	0.4%	$88,512	0.1%

Total:	$8,361,602	10.2%	$3,167,885	4.2%

Long Only Commodity Series:

	June 30, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$—	0.0%	$—	0.0%

Currencies	$—	0.0%	$—	0.0%

Stock Indices	$—	0.0%	$—	0.0%

Metals	$104,400	2.3%	$105,600	2.6%

Agriculturals/Softs	$147,900	3.3%	$149,600	3.7%

Energy	$182,700	4.1%	$184,800	4.6%

Total:	$435,000	9.7%	$440,000	10.9%

Frontier Long/Short Commodity Series:

	June 30, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$421,465	0.6%	$190,975	0.3%

Currencies	$171,347	0.3%	$215,085	0.4%

Stock Indices	$205,527	0.3%	$99,892	0.2%

Metals	$482,044	0.7%	$1,217,781	2.1%

Agriculturals/Softs	$2,993,758	4.4%	$2,210,340	3.8%

Energy	$5,533,162	8.2%	$1,094,515	1.9%

Total:	$9,807,303	14.5%	$5,028,588	8.7%

Managed Futures Index Series:

	June 30, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$119,976	2.7%	$87,004	2.6%

Currencies	$132,989	3.0%	$85,655	2.5%

Stock Indices	$29,924	0.7%	$14,610	0.4%

Metals	$12,319	0.3%	$—	0.0%

Agriculturals/Softs	$35,837	0.8%	$17,047	0.5%

Energy	$2,240	0.1%	$—	0.0%

Total:	$333,285	7.6%	$204,316	6.0%

Frontier Diversified Series: (4)

	June 30, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$372,812	1.1%	$—	0%

Currencies	$339,862	1.0%	$—	0%

Stock Indices	$516,596	1.5%	$—	0%

Metals	$252,195	0.7%	$—	0%

Agriculturals/Softs	$248,655	0.7%	$—	0%

Energy	$407,508	1.2%	$—	0%

	June 30, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Total:	$2,137,628	6.2%	$—	0%

Frontier Dynamic Series: (5)

	June 30, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$—	0%	$—	0%

Currencies	$—	1.0%	$—	0%

Stock Indices	$—	0%	$—	0%

Metals	$—	0%	$—	0%

Agriculturals/Softs	$—	0%	$—	0%

Energy	$—	0%	$—	0%

Total:	$—	1.0%	$—	0%

Frontier Masters Series: (6)

	June 30, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$255,113	0.9%	$—	0%

Currencies	$252,104	0.9%	$—	0%

Stock Indices	$399,340	1.5%	$—	0%

Metals	$181,003	0.7%	$—	0%

Agriculturals/Softs	$74,484	0.3%	$—	0%

Energy	$23,911	0.1%	$—	0%

Total:	$1,185,955	4.4%	$—	0%

(1)	As of June 30, 2009 and December 31, 2008, a portion of the assets of the Balanced Series was invested in the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series. The Balanced Series effective ownership in these Series as of June 30, 2009 was 51.4%, 99.8%, 99.8% and 99.8%, respectively. As of December 31, 2008 the Balanced Series effective ownership was 49.7% of the Currency Series only. Including its investment in this Series, total value at risk for the Balanced Series would be $38,238,163, or 9.4% of capitalization as of June 30, 2009 and $13,000,001, or 3.9% of capitalization as of December 31, 2008.
(2)	As of June 30, 2009 and December 31, 2008, a portion of the assets of the Balanced Series was invested in an Option basket of futures contracts with a notional value of $82,494,898 and $101,715,457, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.

(3)	As of June 30, 2009 and December 31, 2008, a portion of the assets of the Currency Series was invested in an Option basket of futures contracts with a notional value of $24,372,137 and $25,015,994, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(4)	As of June 30, 2009, a portion of the assets of the Frontier Diversified Series was invested in an Option basket of futures contracts with a notional value of $13,627,388. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(5)	As of June 30, 2009, a portion of the assets of the Frontier Dynamic Series was invested in an Option basket of futures contracts with a notional value of $11,392,619. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(6)	As of June 30, 2009, a portion of the assets of the Frontier Masters Series was invested in an Option basket of futures contracts with a notional value of $6,810,402. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held on behalf of the Series is typically many times the applicable maintenance margin requirement, which generally ranges between approximately 1% and 10% of the contract’s face value, as well as many times the capitalization of the Series. The magnitude of each Series’ open positions creates a risk of loss not typically found in most other investment vehicles. Because of the size of their positions, certain market conditions, although unusual, but historically recurring from time to time, could cause a Series to incur severe losses over a short period of time. The value at risk tables above, as well as the past performance of the Series, gives no indication of this risk of loss.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of June 30, 2009, by market sector.

Interest rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of each Trading Company and accordingly of each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2

only), Winton Series, Campbell/Graham/Tiverton Series, Currency Series and Winton/Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized interest income that is allocated to each of such Series and 0.75%. Interest income above what is paid to the Managing Owner is retained by the Series.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the Trust and each Series as of June 30, 2009 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

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

The following table provides information regarding the sale of unregistered Units by the Registrant for the three months ended June 30, 2009. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was Net Asset Value per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Registrant claims an exemption from registration of each of the transactions listed below under Section 4(2) of the Securities Act, as a sale by an issuer not involving a public offering.

SERIES	DATE	UNITS	CONSIDERATION
MANAGED FUTURES INDEX SERIES – 2	MAY 5, 2009	1,582.13668	$200,000
BALANCED SERIES – 2A	JUNE 8, 2009	82.54888	$10,000
FRONTIER DIVERSIFIED SERIES – 1	JUNE 8, 2009	275.00000	$27,500
FRONTIER DIVERSIFIED SERIES – 2	JUNE 8, 2009	275.00000	$27,500
FRONTIER DYNAMIC SERIES – 1	JUNE 8, 2009	275.00000	$27,500
FRONTIER DYNAMIC SERIES – 2	JUNE 8, 2009	275.00000	$27,500
FRONTIER LONG/SHORT COMMODITY SERIES – 1A	JUNE 8, 2009	275.00000	$27,500
FRONTIER LONG/SHORT COMMODITY SERIES – 2A	JUNE 8, 2009	275.00000	$27,500
FRONTIER MASTERS SERIES – 1	JUNE 8, 2009	275.00000	$27,500
FRONTIER MASTERS SERIES – 2	JUNE 8, 2009	275.00000	$27,500

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.2	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents**

1.3	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.4	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.6	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents ****

1.7	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.8	Selling Agent Agreement among the Registrant, Equinox Management, LLC, Ameriprise Financial Services, Inc. and Ameriprise Advisor Services, Inc. (furnished herewith)

1.9	Selling Agent Agreement among the Registrant, Equinox Management, LLC, and Raymond James & Associates, Inc. (furnished herewith)

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the Prospectus as Exhibit A)****

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)****

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)****

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)****

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)****

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)****

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)****

10.1	Form of Amended and Restated Escrow Agreement among the Registrant, Equinox Fund Management, LLC, Bornhoft Group Securities Corporation and the U.S. Bank National Association, Denver Colorado***

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC*

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London***

10.25	Form of Brokerage Agreement between each Trading Company and Fimat USA, LLC+

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor****

10.31	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Long Only Commodity Series of the Registrant***

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Equinox Fund Management, LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Equinox Fund Management, LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.36	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Managed Futures Index Series of the Registrant***

10.37	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Balanced Series of the Registrant ++

10.38	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Frontier Master Series of the Registrant (furnished herewith)

10.4	Form of Cash Management Agreement between Equinox Fund Management, LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Equinox Fund Management, LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

21.1	Subsidiaries of the Registrant

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules Ba-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, (filed herewith)

31.2	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules Ba-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.10	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.11	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.12	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.
**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.
***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.
****	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the second, fourth or fifth post-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.
+	Previously filed as like-numbered exhibit to Form 10-Q for the period ended September 30, 2007.
++	Previously filed as like-numbered exhibit to Form 10-Q for the period ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Frontier Fund
(Registrant)

Date: August 14, 2009	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Balanced Series,
a Series of The Frontier Fund
(Registrant)

Date: August 14, 2009	By:	/s/ Robert J. Enck
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton/Graham Series,
a Series of The Frontier Fund
(Registrant)

Date: August 14, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton Series,
a Series of The Frontier Fund
(Registrant)

Date: August 14, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Campbell/Graham/Tiverton Series,
a Series of The Frontier Fund
(Registrant)

Date: August 14, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Currency Series,
a Series of The Frontier Fund
(Registrant)

Date: August 14, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long Only Commodity Series,
a Series of The Frontier Fund
(Registrant)

Date: August 14, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Series,
a Series of The Frontier Fund
(Registrant)

Date: August 14, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Index Series,
a Series of The Frontier Fund
(Registrant)

Date: August 14, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Series,
a Series of The Frontier Fund
(Registrant)

Date: August 14, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Dynamic Series,
a Series of The Frontier Fund
(Registrant)

Date: August 14, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Series,
a Series of The Frontier Fund
(Registrant)

Date: August 14, 2009	By:	/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund