Form 10-Q
period 2009-09-30
FRONTIER FUND; BALANCED SERIES, a series of The Frontier Fund; WINTON/GRAHAM SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; CAMPBELL/GRAHAM/TIVERTON SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; LONG ONLY COMMODITY SERIES, a series of The Frontier Fund; FRONTIER LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; MANAGED FUTURES INDEX SERIES, a series of The Frontier Fund; FRONTIER DIVERSIFIED SERIES, a series of The Frontier Fund
filed 2009-11-12
CIK 1261379, 1389122, 1389123, 1389124, 1389125, 1389126, 1389127, 1389128, 1389129, 1450720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2009

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF SEPTEMBER 30, 2009, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Frontier Fund

Statements of Financial Condition

September 30, 2009 and December 31, 2008

	Frontier Diversified Series (1)		Frontier Dynamic Series (1)		Frontier Long/Short Commodity Series
	9/30/2009	12/31/2008	9/30/2009	12/31/2008	9/30/2009	12/31/2008
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents	$14,790,336	$—	$699,529	$—	$1,353,178	$—
U.S. Treasury securities, at fair value	5,260,038	—	3,019,383	—	8,886,927	10,554,571
Custom time deposits	25,157,828	—	14,441,173	—	42,504,591	42,008,320
Certificates of deposit	—	—	—	—	—	10,923,009
Receivable from futures commission merchants	—	—	—	—	47,198,942	—
Open trade equity	—	—	—	—	—	10,753,763
Swap contracts	10,036,654	—	11,401,259	—	—	—
Investments in unconsolidated trading companies	1,856,353	—	—	—	1,233,271	—
Prepaid service fees—Class 1	95,813	—	4,402	—	76,347	266,272
Interest receivable	24,060	—	13,811	—	40,649	159,949
Receivable from related parties	25,254	—	—	—	—	9,162
Other assets	—	—	640	—	—	11,333

Total Assets	$57,246,336	$—	$29,580,197	$—	$101,293,905	$74,686,379

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES
Payable to other Series	$—	$—	$—	$—	$—	$4,856,404
Payable to futures commission merchants	—	—	—	—	—	1,508,493
Open trade deficit	—	—	—	—	5,707,759	—
Inter-series payables	34,826,151	—	29,126,036	—	—	—
Pending owner additions	2,773,181	—	8,000	—	20,500	129,636
Owner redemptions payable	—	—	—	—	28,717	—
Incentive fees payable to Managing Owner	85,313	—	—	—	309,053	39,178
Management fees payable to Managing Owner	17,273	—	—	—	162,510	21,889
Interest fees payable to Managing Owner	11,600	—	6,205	—	15,062	329
Trading fees payable to Managing Owner	69,241	—	37,714	—	17,909	2,699
Trailing service fees payable to Managing Owner	191	—	—	—	50,917	5,319
Payables to related parties	2,133	—	—	—	19,001	249,809
Other liabilities	7,139	—	7,364	—	2,327	16,172

Total Liabilities	37,792,222	—	29,185,319	—	6,333,755	6,829,928

OWNERS’ CAPITAL
Non-Controlling Interests	—	—	—	—	27,712,627	10,124,156
Managing Owner Units—Class 1	27,212	—	26,553	—	—	—
Managing Owner Units—Class 1a	—	—	—	—	27,108	—
Managing Owner Units—Class 2	177,305	—	26,699	—	1,047,337	933,708
Managing Owner Units—Class 2a	—	—	—	—	27,249	—
Limited Owner Units—Class 1	10,448,019	—	225,822	—	45,829,180	46,525,406
Limited Owner Units—Class 1a	—	—	—	—	305,087	—
Limited Owner Units—Class 2	8,801,578	—	115,804	—	13,546,448	10,273,181
Limited Owner Units—Class 2a	—	—	—	—	260,437	—
Limited Owner Units—Class 3	—	—	—	—	6,204,677	—

Total Owners’ Capital	19,454,114	—	394,878	—	94,960,150	67,856,451

Total Liabilities and Owner’s Capital	$57,246,336	$—	$29,580,197	$—	$101,293,905	$74,686,379

Units Outstanding
Class 1	105,862	—	2,614	—	415,810	463,448
Class 1a	N/A	N/A	N/A	N/A	3,370	N/A
Class 2	90,237	—	1,468	—	119,056	102,552
Class 2a	N/A	N/A	N/A	N/A	2,903	N/A
Class 3	N/A	N/A	N/A	N/A	50,618	N/A

Net Asset Value per Unit
Class 1	$98.95	N/A	$96.56	$—	$110.22	$100.39
Class 1a	N/A	N/A	N/A	N/A	$98.57	N/A
Class 2	$99.50	N/A	$97.09	$—	$122.58	$109.28
Class 2a	N/A	N/A	N/A	N/A	$99.09	N/A
Class 3	N/A	N/A	N/A	N/A	$122.58	N/A

(1)	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

September 30, 2009 and December 31, 2008

	Frontier Masters Series (1)		Balanced Series		Campbell/Graham/Tiverton Series
	9/30/2009	12/31/2008	9/30/2009	12/31/2008	9/30/2009	12/31/2008
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS

Cash and cash equivalents	$4,761,984	$—	$6,778,642	$17,181,551	$2,183,680	$4,943,881
U.S. Treasury securities, at fair value	3,459,933	—	25,209,114	43,042,540	10,280,937	9,371,661
Custom time deposits	16,548,246	—	120,570,714	104,125,017	49,171,895	39,748,693
Certificates of deposit	—	—	—	34,091,481	—	12,866,065
Receivable from futures commission merchants	—	—	46,467,881	37,015,384	—	5,221,709
Open trade equity	—	—	24,770,538	23,149,527	—	—
Swap contracts	9,636,598	—	51,300,320	53,072,356	—	—
Investments in unconsolidated trading companies	1,204,624	—	39,610,131	19,528,370	21,036,365	8,559,112
Inter-series receivables	—	—	104,726,495	14,679,460	—	—
Prepaid service fees—Class 1	39,470	—	1,057,623	793,431	138,616	180,639
Interest receivable	15,826	—	115,307	492,171	47,025	112,684
Receivable from related parties	6,192	—	135,686	213,555	1,376	—
Other assets	—	—	962	55,234	748	—

Total Assets	$35,672,873	$—	$420,743,413	$347,440,077	$82,860,642	$81,004,444

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES

Open trade deficit	$—	$—	$—	$—	$—	$111,526
Inter-series payables	27,683,889	—	—	—	—	—
Pending owner additions	1,047,160	—	—	1,966,385	—	136,277
Owner redemptions payable	—	—	588,662	287,672	40,887	—
Incentive fees payable to Managing Owner	—	—	1,075,207	1,857,583	205,702	488,067
Management fees payable to Managing Owner	34,521	—	100,975	16,398	130,668	25,665
Interest fees payable to Managing Owner	7,146	—	211,451	63,212	76,539	16,616
Trading fees payable to Managing Owner	44,792	—	81,078	21,319	21,274	5,334
Trailing service fees payable to Managing Owner	271	—	248,181	60,329	89,325	23,635
Payables to related parties	146	—	—	14,451	—	27,118
Other liabilities	1,801	—	1,928	139,642	547	14,050

Total Liabilities	28,819,726	—	2,307,482	4,426,991	564,942	848,288

OWNERS’ CAPITAL
Non-Controlling Interests	—	—	16,211,186	9,330,079	—	2,391,227
Managing Owner Units—Class 1	27,037	—	—	—	—	—
Managing Owner Units—Class 1a	—	—	—	224	—	—
Managing Owner Units—Class 2	42,234	—	4,066,733	3,612,130	295,021	302,878
Managing Owner Units—Class 2a	—	—	149,502	120,378	—	—
Limited Owner Units—Class 1	4,246,584	—	302,366,242	256,550,829	71,804,566	69,957,155
Limited Owner Units—Class 1a	—	—	10,129,451	8,135,941	—	—
Limited Owner Units—Class 2	2,537,292	—	81,511,366	63,497,532	10,196,113	7,504,896
Limited Owner Units—Class 2a	—	—	3,335,654	1,765,973	—	—
Limited Owner Units—Class 3a	—	—	665,797	—	—	—

Total Owners’ Capital	6,853,147	—	418,435,931	343,013,086	82,295,700	80,156,156

Total Liabilities and Owner’s Capital	$35,672,873	$—	$420,743,413	$347,440,077	$82,860,642	$81,004,444

Units Outstanding
Class 1	43,468	—	2,469,306	2,049,590	681,952	632,847
Class 1a	N/A	N/A	92,753	72,586	N/A	N/A
Class 2	26,090	—	600,468	471,143	86,759	62,893
Class 2a	N/A	N/A	28,845	15,552	N/A	N/A
Class 3a	N/A	N/A	5,511	—	N/A	N/A

Net Asset Value per Unit
Class 1	$98.32	N/A	$122.45	$125.17	$105.29	$110.54
Class 1a	N/A	N/A	$109.21	$112.09	N/A	N/A
Class 2	$98.87	N/A	$142.52	$142.44	$120.92	$124.14
Class 2a	N/A	N/A	$120.82	$121.30	N/A	N/A
Class 3a	N/A	N/A	$120.82	N/A	N/A	N/A

(1)	The Frontier Masters Series began trading operations on June 9, 2009

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

September 30, 2009 and December 31, 2008

	Currency Series		Long Only Commodity Series		Managed Futures Index Series
	9/30/2009	12/31/2008	9/30/2009	12/31/2008	9/30/2009	12/31/2008
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS

Cash and cash equivalents	$375,590	$—	$229,088	$—	$315,330	$400,351
U.S. Treasury securities, at fair value	3,045,397	3,770,011	614,075	1,241,289	490,562	140,111
Custom time deposits	14,565,593	12,616,208	2,937,010	2,425,332	2,346,270	1,630,221
Certificates of deposit	—	3,506,438	—	440,781	—	488,470
Receivable from futures commission merchants	477,496	670,927	—	—	—	—
Open trade equity	24,236	12,810	—	—	—	—
Swap Contracts	6,479,642	9,122,121	639,797	836,554	—	—
Investments in unconsolidated trading companies	—	—	—	—	1,117,433	770,967
Prepaid service fees—Class 1	772	33,974	2,993	11,435	6,971	8,848
Interest receivable	13,930	83,036	2,809	18,659	2,244	2,502
Receivable from related parties	438	444	—	63,133	39	—
Other assets	230	12,627	—	95	53	1,220

Total Assets	$24,983,324	$29,828,596	$4,425,772	$5,037,278	$4,278,902	$3,442,690

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES

Payable to other Series	$—	$279,582	$—	$983,248	$—	$—
Inter-series payables	13,090,419	14,679,460	—	—	—	—
Pending owner additions	—	10,000	—	—	—	30,000
Owner redemptions payable	18,306	—	—	—	5,615	—
Incentive fees payable to Managing Owner	2,171	—	—	—	—	—
Management fees payable to Managing Owner	7,787	2,260	4,562	4,167	7,232	5,102
Interest fees payable to Managing Owner	23,467	4,708	1,505	1,493	1,494	1,318
Trading fees payable to Managing Owner	6,981	2,039	1,771	1,665	1,777	1,276
Trailing service fees payable to Managing Owner	9,686	1,235	4,807	3,943	2,132	1,597
Payables to related parties	—	2,527	57	—	—	346
Other liabilities	165	—	25	289	7	—

Total Liabilities	13,158,982	14,981,811	12,727	994,805	18,257	39,639

OWNERS’ CAPITAL
Managing Owner Units—Class 2	612,951	687,357	122,978	110,092	269,806	77,559
Limited Owner Units—Class 1	9,277,783	11,900,185	3,528,604	3,254,226	2,021,313	2,266,977
Limited Owner Units—Class 2	1,933,608	2,259,243	761,463	678,155	1,969,526	1,058,515

Total Owners’ Capital	11,824,342	14,846,785	4,413,045	4,042,473	4,260,645	3,403,051

Total Liabilities and Owner’s Capital	$24,983,324	$29,828,596	$4,425,772	$5,037,278	$4,278,902	$3,442,690

Units Outstanding
Class 1	110,617	123,719	45,543	46,285	17,169	17,151
Class 2	26,127	26,959	10,643	10,587	17,739	8,132

Net Asset Value per Unit
Class 1	$83.87	$96.19	$77.48	$70.31	$117.73	$132.18
Class 2	$97.47	$109.30	$83.10	$74.46	$126.24	$139.70

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Financial Condition

September 30, 2009 and December 31, 2008

	Winton Series		Winton/Graham Series
	9/30/2009	12/31/2008	9/30/2009	12/31/2008
	(Unaudited)		(Unaudited)
ASSETS

Cash and cash equivalents	$1,663,120	$1,283,671	$1,519,887	$10,000,528
U.S. Treasury securities, at fair value	9,869,092	12,899,592	8,634,882	1,424,286
Custom time deposits	47,202,114	45,207,225	41,299,106	26,043,287
Certificates of deposit	—	14,085,571	—	8,675,748
Receivable from futures commission merchants	—	9,653,595	16,159,866	—
Open trade equity	—	2,158,369	1,361,413	—
Investments in unconsolidated trading companies	3,322,573	—	2,536,697	4,342,658
Prepaid service fees—Class 1	—	89,142	250,218	365,708
Interest receivable	45,141	54,314	39,496	157,574
Receivable from related parties	—	64,844	8,284	20,000
Other assets	781	—	624	—

Total Assets	$62,102,821	$85,496,323	$71,810,473	$51,029,789

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES

Pending owner additions	$—	$—	$—	$710,128
Owner redemptions payable	45,030	—	108,949	—
Incentive fees payable to Managing Owner	—	—	256,842	76,168
Management fees payable to Managing Owner	89,324	17,845	108,377	12,020
Interest fees payable to Managing Owner	58,962	12,314	59,460	15,101
Trading fees payable to Managing Owner	18,085	4,462	16,368	2,204
Trailing service fees payable	69,115	17,576	35,200	5,634
Payables to related parties	472	25,597	—	5,124
Other liabilities	22,370	35,858	416	8,181

Total Liabilities	303,358	113,652	585,612	834,560

OWNERS’ CAPITAL
Non-Controlling Interests	—	11,355,645	8,577,592	—
Managing Owner Units—Class 1	—	1,304	—	—
Managing Owner Units—Class 2	453,954	277,935	55,013	56,315
Limited Owner Units—Class 1	51,465,175	62,282,355	49,794,837	35,760,835
Limited Owner Units—Class 2	9,880,334	11,465,432	12,797,419	14,378,079

Total Owners’ Capital	61,799,463	85,382,671	71,224,861	50,195,229

Total Liabilities and Owner’s Capital	$62,102,821	$85,496,323	$71,810,473	$51,029,789

Units Outstanding
Class 1	435,704	477,605	448,829	307,804
Class 2	79,664	83,855	100,063	109,779

Net Asset Value per Unit
Class 1	$118.12	$130.41	$110.94	$116.18
Class 2	$129.72	$140.04	$128.44	$131.49

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Schedule of Investments

September 30, 2009 (Unaudited)

	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series		Frontier Masters Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value

LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$571,839	0.60%	$—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	73,158	0.08%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	6,928,606	7.30%	—	0.00%
Crude Oil, Light 12/1/2009 (Number of Contracts: 791)	—	0.00%	—	0.00%	3,363,910	3.54%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	31,453	0.03%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	148,420	0.16%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(742,366)	-0.78%	—	0.00%
Coffee @ CSCE Settling 3/1/2010 (Number of Contracts: 417)	—	0.00%		0.00%	(1,430,831)	-1.51%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	(6,202)	-0.01%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	46,493	0.05%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	150,693	0.16%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	(2,954)	0.00%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$9,132,219	9.62%	$—	0.00%

LONG OPTIONS *	$—	0.00%	$—	0.00%	62,538	0.07%	$—	0.00%

LONG CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS

Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(313,868)	-0.33%	$—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(12,524,752)	-13.19%	—	0.00%
Crude Oil, Light 11/1/2009 (Number of Contracts: 791)	—	0.00%	—	0.00%	(3,456,870)	-3.64%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	(68,891)	-0.07%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(936,950)	-0.99%	—	0.00%
Coffee @ CSCE Settling 12/1/2009 (Number of Contracts: 587)	—	0.00%	—	0.00%	2,498,419	2.63%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(470)	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$(14,803,382)	-15.59%	$—	0.00%

SHORT OPTIONS *	$—	0.00%	$—	0.00%	$(99,134)	-0.10%	$—	0.00%

SHORT CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity	$—		$—		$(5,707,759)	-6.00%	$—

SWAPS (1)	$10,036,654	51.59%	$11,401,259	2887.29%	$—	0.00%	$9,636,598	140.62%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	2,619,396	13.46%	1,503,594	380.77%	4,425,516	4.66%	1,722,979	25.14%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	2,640,642	13.57%	1,515,789	383.86%	4,461,411	4.70%	1,736,954	25.35%

		$5,260,038	27.03%	$3,019,383	764.63%	$8,886,927	9.36%	$3,459,933	50.49%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments. Percentages are computed using net assets excluding inter-Series investments.

The accompanying notes are an integral part of these statements.

Additional Disclosure on U.S. Government Securities	Face Value	Face Value	Face Value	Face Value
US Treasury Note 3.875% due 02/15/2013	2,437,356	1,399,099	4,117,957	1,603,237
US Treasury Note 4.000% due 02/15/2015	2,450,712	1,406,765	4,140,521	1,612,022

	4,888,068	2,805,864	$8,258,478	3,215,259

	Cost	Cost	Cost	Cost
US Treasury Note 3.875% due 02/15/2013	2,545,895	1,461,402	4,301,334	1,674,632
US Treasury Note 4.000% due 02/15/2015	2,538,593	1,457,211	4,288,997	1,669,828

	5,084,488	2,918,613	$8,590,331	3,344,460

The Frontier Fund

Condensed Schedule of Investments

September 30, 2009 (Unaudited)

	Balanced Series		Campbell/Graham/Tiverton Series		Currency Series		Long Only Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$11,052,660	2.64%	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Far East)	(49,930)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	555,621	0.13%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	866,874	0.21%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	386,612	0.09%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	79,176	0.02%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	1,279,493	0.31%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	128,636	0.03%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	2,553,680	0.61%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	769,785	0.18%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	192,432	0.05%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(77,571)	-0.02%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	106,482	0.02%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	43,408	0.01%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$17,887,359	4.27%	$—	0.00%	$—	0.00%	$—	0.00%

LONG OPTIONS *	$16,334,807	3.90%	$—	0.00%	$881	0.01%	$—	0.00%

LONG CURRENCY FORWARDS *	$4,951,868	1.18%	$—	0.00%	$155,363	1.31%	$—	0.00%

SHORT FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$(9,027,108)	-2.16%	$—	0.00%	$—	0.00%	$—	0.00%
Various currency futures contracts (US)	(12,110)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	(1,509)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(1,116,974)	-0.27%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(36,139)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	27,136	0.01%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	(15,783)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	(785,492)	-0.19%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(25,961)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%		0.00%		0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	23,575	0.01%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(1,008)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	63,833	0.02%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$(10,907,538)	-2.61%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT OPTIONS *	$(2,748,027)	-0.66%	$—	0.00%	$367	0.00%	$—	0.00%

SHORT CURRENCY FORWARDS *	$(747,931)	-0.18%	$—	0.00%	$(132,375)	-1.12%	$—	0.00%

Total Open Trade Equity	$24,770,538	5.92%	$—	0.00%	$24,236	0.20%	$—	0.00%

SWAPS (1)	$51,300,320	12.26%	$—	0.00%	$6,479,642	54.80%	$639,797	14.50%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391 )	12,553,646	3.00%	5,119,706	6.22%	1,516,548	12.83%	305,797	6.93%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039 )	12,655,468	3.02%	5,161,231	6.27%	1,528,849	12.93%	308,278	6.99%

		$25,209,114	6.02%	$10,280,937	12.49%	$3,045,397	25.76%	$614,075	13.92%

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these statements.

Additional Disclosure on U.S. Government Securities	Face Value	Face Value	Face Value	Face Value
US Treasury Note 3.875% due 02/15/2013	11,681,207	4,763,902	1,411,153	284,545
US Treasury Note 4.000% due 02/15/2015	11,745,214	4,790,006	1,418,885	286,105

	23,426,421	$9,553,908	$2,830,038	$570,650

	Cost	Cost	Cost	Cost
US Treasury Note 3.875% due 02/15/2013	12,201,386	4,976,045	1,473,993	297,217
US Treasury Note 4.000% due 02/15/2015	12,166,390	4,961,772	1,469,766	296,364

	24,367,776	$9,937,817	$2,943,759	$593,581

The Frontier Fund

Condensed Schedule of Investments

September 30, 2009 (Unaudited)

	Managed Futures Index Series		Winton Series		Winton/Graham Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS

Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(41,391)	-0.06%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	2,638	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	15,465	0.02%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	28,688	0.04%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	387,982	0.54%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	(38,426)	-0.05%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	76,930	0.11%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	121,125	0.17%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	104,773	0.15%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	9,172	0.01%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	(9,354)	-0.01%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	(18,330)	-0.03%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	(130,643)	-0.18%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$508,629	0.71%

LONG OPTIONS *	$—	0.00%	$—	0.00%	$—	0.00%

LONG CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$(65,112)	-0.09%

SHORT FUTURES CONTRACTS

Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(30,643)	-0.04%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	2,488	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	(48)	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(156,618)	-0.22%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	(2,422)	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	4,510	0.01%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	218,825	0.31%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	28,870	0.04%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$64,962	0.09%

SHORT OPTIONS *	$—	0.00%	$—	0.00%	$—	0.00%

SHORT CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$852,934	1.20%

Total Open Trade Equity	$—	0.00%	$—	0.00%	$1,361,413	1.91%

SWAPS (1)	$—	0.00%	$—	0.00%	$—	0.00%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391)	244,290	5.73%	4,914,615	7.95%	4,300,002	6.04%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039)	246,272	5.78%	4,954,477	8.02%	4,334,880	6.09%

		$490,562	11.51%	$9,869,092	15.97%	$8,634,882	12.13%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these statements.

Additional Disclosure on U.S. Government Securities	Face Value	Face Value	Face Value
US Treasury Note 3.875% due 02/15/2013	227,313	4,573,065	4,001,166
US Treasury Note 4.000% due 02/15/2015	228,558	4,598,123	4,023,090

	$455,871	$9,171,188	$8,024,256

	Cost	Cost	Cost
US Treasury Note 3.875% due 02/15/2013	237,435	4,776,709	4,179,343
US Treasury Note 4.000% due 02/15/2015	236,755	4,763,008	4,167,356

	$474,190	$9,539,717	$8,346,699

The Frontier Fund

Condensed Schedule of Investments

December 31, 2008

	Balanced Series		Winton Series		Campbell/Graham/Tiverton Series		Currency Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(12,295,591)	-3.68%	$(61,704)	-0.08%	$(16,604)	-0.02%	$—	0.00%
Various base metals futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	729,987	0.22%	706,944	0.95%	16,123	0.02%	—	0.00%
Various currency futures contracts (Canada)	6,889	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	38,129	0.01%	8,268	0.01%	1,315	0.00%	—	0.00%
Various currency futures contracts (Far East)	11,609	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(742,136)	-0.22%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(144,841)	-0.04%	595,492	0.80%	(80,680)	-0.10%	—	0.00%
Various interest rates futures contracts (Canada)	25,302	0.01%	57,298	0.08%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	400,577	0.12%	1,120,595	1.52%	152,684	0.20%	—	0.00%
Various interest rates futures contracts (Far East)	214,448	0.06%	210,136	0.29%	38,094	0.05%	—	0.00%
Various precious metals futures contracts (U.S.)	760,620	0.23%	—	0.00%	3,340	0.00%	—	0.00%
Various soft futures contracts (U.S.)	1,450,205	0.43%	8,930	0.01%	290	0.00%	—	0.00%
Various soft futures contracts (Europe)	155,590	0.05%	51,098	0.07%	2,660	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	119,055	0.04%	935	0.00%	2,274	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	34,898	0.01%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	133,008	0.03%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$(9,102,251)	-2.73%	$2,697,992	3.65%	$119,496	0.15%	$—	0.00%

LONG OPTIONS *	$19,791,432	5.93%	$—	0.00%	$—	0.00%	$—	0.00%

LONG CURRENCY FORWARDS *	$119,914	0.04%	$—	0.00%	$148,701	0.19%	$(53,532)	-0.36%

SHORT FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$15,978,874	4.79%	$501,985	0.68%	$41,677	0.04%	$—	0.00%
Various currency futures contracts (US)	117,766	0.04%	(456,100)	-0.62%	625	0.00%	—	0.00%
Various currency futures contracts (Canada)	(9,283)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	37,430	0.01%	—	0.00%	(5,097)	-0.01%	—	0.00%
Various currency futures contracts (Far East)	(36,957)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	830,528	0.25%	109,091	0.15%	(7,363)	-0.01%	—	0.00%
Various interest rates futures contracts (U.S.)	(340,369)	-0.10%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	(2,139)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(26,077)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	(58,831)	-0.02%	(3,652)	0.00%	(1,075)	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	(172,610)	-0.05%	(11,840)	-0.02%	(4,930)	-0.01%	—	0.00%
Various soft futures contracts (U.S.)	(841,206)	-0.25%	(628,657)	-0.85%	(83,229)	-0.10%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	(1,171)	0.00%	—	0.00%		0.00%
Various soft futures contracts (Europe)	(56,202)	-0.02%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(25,725)	-0.01%	(22,255)	-0.03%	(290)	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	(4,155)	-0.01%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(24,304)	-0.01%	(22,869)	-0.03%	(5,296)	-0.01%	—	0.00%
Various stock index futures contracts (Far East)	(18,424)	-0.01%	—	0.00%	(4,799)	-0.01%	—	0.00%

Total Short Futures Contracts	$15,352,471	4.60%	$(539,623)	-0.73%	$(69,777)	-0.09%	$—	0.00%

SHORT OPTIONS *	$(3,378,636)	-1.01%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT CURRENCY FORWARDS *	$366,597	0.11%	$—	0.00%	$(309,946)	-0.39%	$66,342	0.45%

Total Open Trade Equity	$23,149,527	6.94%	$2,158,369	2.92%	$(111,526)	-0.14%	$12,810	0.09%

SWAPS (1)	$53,072,356	15.91%	$—	0.00%	$—	0.00%	$9,122,121	62.73%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391)	21,217,648	6.36%	6,358,802	8.59%	4,619,723	5.94%	1,858,412	12.51%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039)	21,824,892	6.54%	6,540,790	8.84%	4,751,938	6.11%	1,911,599	12.88%

		$43,042,540	12.90%	$12,899,592	17.43%	$9,371,661	12.05%	$3,770,011	25.39%

Certificate of Deposits

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value
$85,000,000.00	Certificate of Deposits 2.19% due 09/15/2009 (Cost $85,000,000)	$34,091,481	10.22%	$14,085,571	19.03%	$12,866,065	16.54%	$3,506,438	23.62%

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these statements.

Additional Disclosure on U.S. Government Securities	Face Value	Face Value	Face Value	Face Value
US Treasury Note 3.875% due 02/15/2013	19,098,065	5,801,607	4,111,522	1,652,416
US Treasury Note 4.000% due 02/15/2015	19,202,712	5,833,397	4,134,051	1,661,471

	$38,300,778	$11,635,004	$8,245,573	$3,313,887

	Cost	Cost	Cost	Cost
US Treasury Note 3.875% due 02/15/2013	19,948,526	6,059,960	4,294,613	1,726,000
US Treasury Note 4.000% due 02/15/2015	19,891,310	6,042,579	4,282,295	1,721,050

	$39,839,836	$12,102,539	$8,576,908	$3,447,050

The Frontier Fund

Condensed Schedule of Investments

December 31, 2008

	Winton/Graham Series		Long Only Commodity Series		Long/Short Commodity Series		Managed Futures Index Series
	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS

Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(5,895,303)	-10.21%	$—	0.00%
Silver @ Comex Settling 5/1/2009 (Number of Contracts: 647)	—	0.00%	—	0.00%	2,997,465	5.19%	—	0.00%
Silver @ Comex Settling 7/1/2009 (Number of Contracts: 1,096)	—	0.00%	—	0.00%	3,008,100	5.21%	—	0.00%
Silver @ Comex Settling 12/1/2009 (Number of Contracts: 736)	—	0.00%	—	0.00%	2,138,080	3.70%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	166,320	0.29%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(522,392)	-0.90%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(391)	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	342,510	0.59%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	248,808	0.43%	—	0.00%
Sugar #11 Settling 7/1/2009 (Number of Contracts: 459)	—	0.00%	—	0.00%	(1,403,438)	-2.43%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	(35)	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	100,872	0.18%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	377	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$1,180,974	2.05%	$—	0.00%

LONG OPTIONS *	$—	0.00%	$—	0.00%	285,120	0.49%	$—	0.00%

LONG CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS

Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$132,765	0.23%	$—	0.00%
Silver @ Comex Settling 3/1/2009 (Number of Contracts: 2,054)	—	0.00%	—	0.00%	10,272,220	17.79%	—	0.00%
Silver @ Comex Settling 9/1/2009 (Number of Contracts: 356)	—	0.00%	—	0.00%	(1,034,180)	-1.79%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(29,640)	-0.05%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(1,329,703)	-2.30%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	(234)	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	408,296	0.71%	—	0.00%
Coffee @ CSCE Settling 3/1/2009 (Number of Contracts 740)	—	0.00%	—	0.00%	1,345,875	2.32%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(12,545)	-0.02%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$9,752,854	16.89%	$—	0.00%

SHORT OPTIONS *	$—	0.00%	$—	0.00%	$(465,185)	-0.80%	$—	0.00%

SHORT CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity	$—	0.00%	$—	0.00%	$10,753,763	18.63%	$—	0.00%

SWAPS (1)	$—	0.00%	$836,554	20.69%	$—	0.00%	$—	0.00%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391)	702,096	1.40%	611,888	15.14%	5,202,833	9.01%	69,067	2.03%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039)	722,190	1.44%	629,401	15.57%	5,351,738	9.27%	71,044	2.09%

		$1,424,286	2.84%	$1,241,289	30.71%	$10,554,571	18.28%	$140,111	4.12%

Certificate of Deposits

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value
$85,000,000.00	Certificate of Deposits 2.19% due 09/15/2009 (Cost $85,000,000)	$8,675,748	17.28%	$440,781	10.90%	$10,923,009	18.92%	$488,470	14.35%

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these statements.

Additional Disclosure on U.S. Government Securities	Face Value	Face Value	Face Value	Face Value
US Treasury Note 3.875% due 02/15/2013	465,088	569,909	4,750,169	51,223
US Treasury Note 4.000% due 02/15/2015	467,636	573,032	4,776,197	51,504

	$932,724	$1,142,941	$9,526,366	$102,727

	Cost	Cost	Cost	Cost
US Treasury Note 3.875% due 02/15/2013	485,799	595,288	4,961,700	53,504
US Treasury Note 4.000% due 02/15/2015	484,406	593,581	4,947,469	53,351

	$970,204	$1,188,869	$9,909,169	$106,855

The Frontier Fund

Statements of Operations

For the Three Months Ended September 30, 2009 and 2008

	Frontier Diversified Series (1) (Unaudited)		Frontier Dynamic Series (1) (Unaudited)		Frontier Long/Short Commodity Series (Unaudited)
	9/30/2009	9/30/2008	9/30/2009	9/30/2008	9/30/2009	9/30/2008
Investment Income:
Interest—net	$173,574	$—	$129,833	$—	$292,640	$262,117

Total Income	173,574	—	129,833	—	292,640	262,117

Expenses:
Incentive Fees	103,872	—	—	—	394,978	215,120
Management Fees	61,573	—	—	—	756,119	522,660
Service Fees—Class 1	37,029	—	19,136	—	355,681	383,515
Trading Fees	238,385	—	175,705	—	84,684	74,726

Total Expenses	440,859	—	194,841	—	1,591,462	1,196,021

Investment gain/(loss)—net	(267,285)	—	(65,008)	—	(1,298,822)	(933,904)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	—	—	—	—	53,306,171	2,449,546
Net change in open trade equity	—	—	—	—	(51,160,135)	(4,358,191)
Net unrealized gain/(loss) on swap contracts	129,598	—	8,640	—	—	—
Net unrealized gain/(loss) on treasuries	44,283	—	28,009	—	65,992	403,667
Trading commissions	—	—	—	—	(819,160)	(306,310)
Earnings in investments in inter-series payables	(451,702)	—	26,501	—	—	—
Equity in earnings/(loss) from trading companies	693,855	—	—	—	266,024	—

Net gain/(loss) on investments	416,034	—	63,150	—	1,658,892	(1,811,288)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$148,749	$—	$(1,858)	$—	$360,070	$(2,745,192)

Less: Operations attributable to Non-controlling interests	—	—	—	—	(424,637)	1,604,993

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$148,749	$—	$(1,858)	$—	$784,707	$(4,350,185)

NET INCOME/(LOSS) PER UNIT
Class 1	$0.84	N/A	$(0.51)	N/A	$1.04	$(8.17)
Class 1a	N/A	N/A	N/A	N/A	$1.04	N/A
Class 2	$1.29	N/A	$(0.09)	N/A	$2.06	$(7.91)
Class 2a	N/A	N/A	N/A	N/A	$1.45	N/A
Class 3	N/A	N/A	N/A	N/A	$2.07	N/A

(1)	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended September 30, 2009 and 2008

	Frontier Masters (1) (Unaudited)		Balanced Series (Unaudited)		Campbell/Graham/Tiverton Series (Unaudited)
	9/30/2009	9/30/2008	9/30/2009	9/30/2008	9/30/2009	9/30/2008
Investment Income:
Interest—net	$127,057	$—	$304,459	$196,535	$70,057	$50,305

Total Income	127,057	—	304,459	196,535	70,057	50,305

Expenses:
Incentive Fees	—	—	1,617,711	1,136,659	218,702	121,505
Management Fees	114,063	—	258,424	320,409	577,342	516,447
Service Fees—Class 1	22,973	—	2,346,679	1,664,320	537,325	448,880
Trading Fees	173,101	—	426,936	469,193	101,597	104,899

Total Expenses	310,137	—	4,649,750	3,590,581	1,434,966	1,191,731

Investment gain/(loss)—net	(183,080)	—	(4,345,291)	(3,394,046)	(1,364,909)	(1,141,426)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	—	—	(173,572)	(5,135,240)	—	(29,190,201)
Net change in open trade equity	—	—	11,495,083	3,400,142	—	27,382,678
Net unrealized gain/(loss) on swap contracts	(191,513)	—	463,817	1,096,125	—	—
Net unrealized gain/(loss) on treasuries	28,097	—	268,598	1,697,797	76,368	419,574
Trading commissions	—	—	(440,022)	(201,029)	—	(33,578)
Earnings in investments in inter-series receivables	—	—	141,506	(1,256,626)	—	—
Earnings in investments in inter-series payables	(222,585)	—	—		—	—
Equity in earnings/(loss) from trading companies	651,946	—	220,063	(1,501,740)	3,933,641	87,138

Net gain/(loss) on investments	265,945	—	11,975,473	(1,900,571)	4,010,009	(1,334,389)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$82,865	$—	$7,630,182	$(5,294,617)	$2,645,100	$(2,475,815)

Less: Operations attributable to Non-controlling interests	—	—	2,478,828	(38,902)	—	(573,067)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$82,865	$—	$5,151,354	$(5,255,715)	$2,645,100	$(1,902,748)

NET INCOME/(LOSS) PER UNIT
Class 1	$0.35	N/A	$1.39	$(2.43)	$3.26	$(2.91)
Class 1a	N/A	N/A	$1.07	$(2.21)	N/A	N/A
Class 2	$0.79	N/A	$2.68	$(1.77)	$4.63	$(2.39)
Class 2a	N/A	N/A	$2.09	$(1.54)	N/A	N/A
Class 3	N/A	N/A	$2.08	N/A	N/A	N/A

(1)	The Frontier Masters Series began trading operations on June 9, 2009

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended September 30, 2009 and 2008

	Currency Series (Unaudited)		Long Only Commodity Series (Unaudited)		Managed Futures Index Series (Unaudited)
	9/30/2009	9/30/2008	9/30/2009	9/30/2008	9/30/2009	9/30/2008
Investment Income:
Interest—net	$21,513	$15,163	$19,060	$31,699	$19,088	$8,831

Total Income	21,513	15,163	19,060	31,699	19,088	8,831

Expenses:
Management Fees	38,751	41,643	13,603	21,859	21,711	9,295
Service Fees—Class 1	72,949	94,503	17,712	31,286	10,670	7,293
Trading Fees	31,210	35,478	5,423	8,742	5,491	2,323

Total Expenses	142,910	171,624	36,738	61,887	37,872	18,911

Investment gain/(loss)—net	(121,397)	(156,461)	(17,678)	(30,188)	(18,784)	(10,080)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	(103,475)	66,774	—	—	—	—
Net realized gain/(loss) on swap contracts	—	142,148	152,294	(2,035,103)	—	—
Net change in open trade equity	32,902	(63,121)	—	—	—	—
Net unrealized gain/(loss) on swap contracts	(892,495)	(2,686,817)	—	—	—	—
Net unrealized gain/(loss) on treasuries	22,748	188,362	4,481	48,689	3,933	12,510
Earnings in investments in inter-series payables	506,280	1,256,626	—	—	—	—
Equity in earnings/(loss) from trading companies	—	—	—	—	(86,313)	(126,040)

Net gain/(loss) on investments	(434,040)	(1,096,028)	156,775	(1,986,414)	(82,380)	(113,530)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(555,437)	$(1,252,489)	$139,097	$(2,016,602)	$(101,164)	$(123,610)

NET INCOME/(LOSS) PER UNIT
Class 1	$(3.91)	$(8.21)	$2.35	$(35.13)	$(3.08)	$(7.36)
Class 2	$(3.77)	$(8.37)	$2.75	$(36.25)	$(2.65)	$(7.25)

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended September 30, 2009 and 2008

	Winton Series (Unaudited)		Winton/Graham Series (Unaudited)
	9/30/2009	9/30/2008	9/30/2009	9/30/2008
Investment Income:
Interest—net	$53,124	$54,392	$55,724	$20,175

Total Income	53,124	54,392	55,724	20,175

Expenses:
Incentive Fees	—	68,029	256,842	(4,296)
Management Fees	328,132	309,407	438,658	169,037
Service Fees—Class 1	387,216	459,437	367,929	153,363
Trading Fees	76,757	77,496	76,851	33,823

Total Expenses	792,105	914,369	1,140,280	351,927

Investment gain/(loss)—net	(738,981)	(859,977)	(1,084,556)	(331,752)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	—	(4,411,169)	4,142,722	—
Net change in open trade equity	—	(5,110,363)	1,987,351	—
Net unrealized gain/(loss) on treasuries	54,429	459,506	58,162	179,143
Trading commissions	—	(38,011)	(156,002)	—
Equity in earnings/(loss) from trading companies	1,101,443		492,187	(1,635,848)

Net gain/(loss) on investments	1,155,872	(9,100,037)	6,524,420	(1,456,705)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$416,891	$(9,960,014)	$5,439,864	$(1,788,457)

Less: Operations attributable to Non-controlling interests	—	(4,169,514)	2,782,172	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$416,891	$(5,790,500)	$2,657,692	$(1,788,457)

NET INCOME/(LOSS) PER UNIT
Class 1	$0.68	$(9.90)	$4.49	$(7.58)
Class 2	$1.72	$(9.52)	$6.14	$(7.57)

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Nine Months Ended September 30, 2009 and 2008

	Frontier Diversified Series (1) (Unaudited)		Frontier Dynamic Series (1) (Unaudited)		Frontier Long/Short Commodity Series (Unaudited)
	9/30/2009	9/30/2008	9/30/2009	9/30/2008	9/30/2009	9/30/2008
Investment Income:
Interest—net	$208,849	$—	$160,028	$—	$936,679	$681,270

Total Income	208,849	—	160,028	—	936,679	681,270

Expenses:
Incentive Fees	145,898	—	—	—	1,660,433	1,458,260
Management Fees	74,811	—	—	—	2,056,185	1,155,599
Service Fees—Class 1	42,281	—	23,633	—	1,083,458	963,659
Trading Fees	287,854	—	218,030	—	259,232	164,841

Total Expenses	550,844	—	241,663	—	5,059,308	3,742,359

Investment gain/(loss)—net	(341,995)	—	(81,635)	—	(4,122,629)	(3,061,089)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	—	—	15	—	41,623,183	(8,102,626)
Net change in open trade equity	—	—	—	—	(20,647,197)	21,219,824
Net unrealized gain/(loss) on swap contracts	(243,013)	—	(873,506)	—	—	—
Net unrealized gain/(loss) on treasuries	102,544	—	77,722	—	(299,932)	187,885
Trading commissions	—	—	—	—	(1,827,550)	(773,889)
Earnings in investments in inter-series payables	173,849	—	873,964	—	—	—
Equity in earnings/(loss) from trading companies	456,353	—	—	—	233,271	—

Net gain/(loss) on investments	489,733	—	78,195	—	19,081,775	12,531,194

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$147,738	$—	$(3,440)	$—	$14,959,146	$9,470,105

Less: Operations attributable to Non-controlling interests	—	—	—	—	8,757,728	9,516,808

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$147,738	$—	$(3,440)	$—	$6,201,418	$(46,703)

NET INCOME/(LOSS) PER UNIT
Class 1	$(1.05)	N/A	$(3.44)	N/A	$9.83	$2.92
Class 1a	N/A	N/A	N/A	N/A	$(1.43)	N/A
Class 2	$(0.50)	N/A	$(2.91)	N/A	$13.30	$5.59
Class 2a	N/A	N/A	N/A	N/A	$(0.91)	N/A
Class 3	N/A	N/A	N/A	N/A	$(0.12)	N/A

(1)	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Nine Months Ended September 30, 2009 and 2008

	Frontier Masters Series(1) (Unaudited)		Balanced Series (Unaudited)		Campbell/Graham/Tiverton Series (Unaudited)
	9/30/2009	9/30/2008	9/30/2009	9/30/2008	9/30/2009	9/30/2008
Investment Income:
Interest—net	$155,405	$—	$707,619	$1,030,977	$267,239	$236,839

Total Income	155,405	—	707,619	1,030,977	267,239	236,839

Expenses:
Incentive Fees	9,073	—	5,567,945	8,755,231	216,562	1,157,276
Management Fees	139,150	—	1,115,570	1,094,981	1,677,638	1,301,201
Service Fees—Class 1	27,199	—	6,776,656	4,768,834	1,606,061	1,297,045
Trading Fees	212,853	—	1,489,970	1,455,128	319,092	298,574

Total Expenses	388,275	—	14,950,141	16,074,174	3,819,353	4,054,096

Investment gain/(loss)—net	(232,870)	—	(14,242,522)	(15,043,197)	(3,552,114)	(3,817,257)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	—	—	7,833,223	18,096,994	(1,617,478)	(21,610,207)
Net realized gain/(loss) on swap contracts	—	—	—	(1,429,946)	—	—
Net change in open trade equity	—	—	(1,580,619)	18,541,312	(760,231)	28,274,595
Net unrealized gain/(loss) on swap contracts	(381,111)	—	(1,772,033)	11,895,301	—	—
Net unrealized gain/(loss) on treasuries	75,024	—	(2,012,107)	575,879	(405,814)	129,849
Trading commissions	—	—	(1,023,480)	(1,111,955)	(99,835)	(111,822)
Earnings in investments in inter-series receivables	—	—	(2,952,965)	(1,039,282)	—	—
Earnings in investments in inter-series payables	316,111	—	—	—	—	—
Equity in earnings/(loss) from trading companies	304,624	—	6,916,896	8,044,771	1,327,034	2,739,024

Net gain/(loss) on investments	314,648	—	5,408,915	53,573,074	(1,556,324)	9,421,439

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$81,778	$—	$(8,833,607)	$38,529,877	$(5,108,438)	$5,604,182

Less: Operations attributable to Non-controlling interests	—	—	(1,443,690)	9,664,065	(1,336,526)	1,820,727

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$81,778	$—	$(7,389,917)	$28,865,812	$(3,771,912)	$3,783,455

NET INCOME/(LOSS) PER UNIT
Class 1	$(1.68)	N/A	$(2.72)	$11.58	$(5.25)	$5.56
Class 1a	N/A	N/A	$(2.88)	$10.28	N/A	N/A
Class 2	$(1.13)	N/A	$0.08	$15.66	$(3.22)	$8.48
Class 2a	N/A	N/A	$(0.48)	$13.20	N/A	N/A
Class 3a	N/A	N/A	$(1.15)	N/A	N/A	N/A

(1)	The Frontier Masters Series began trading operations on June 9, 2009

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Nine Months Ended September 30, 2009 and 2008

	Currency Series (Unaudited)		Long Only Commodity Series (Unaudited)		Managed Futures Index Series (Unaudited)
	9/30/2009	9/30/2008	9/30/2009	9/30/2008	9/30/2009	9/30/2008
Investment Income:
Interest—net	$56,439	$68,817	$55,508	$91,076	$51,136	$20,959

Total Income	56,439	68,817	55,508	91,076	51,136	20,959

Expenses:
Management Fees	120,235	124,129	38,594	61,241	56,805	21,635
Service Fees—Class 1	236,328	259,902	50,304	88,818	31,533	16,797
Trading Fees	110,991	87,451	15,413	24,493	14,694	5,406

Total Expenses	467,554	471,482	104,311	174,552	103,032	43,838

Investment gain/(loss)—net	(411,115)	(402,665)	(48,803)	(83,476)	(51,896)	(22,879)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	(190,562)	88,091	—	—	—	—
Net realized gain/(loss) on swap contracts	—	1,047,794	510,253	(364,033)	—	—
Net change in open trade equity	7,757	(70,306)	—	—	—	—
Net unrealized gain/(loss) on swap contracts	(2,642,481)	(2,686,817)	—	—	—	—
Net unrealized gain/(loss) on treasuries	(140,507)	100,440	(18,199)	21,612	(18,568)	5,153
Earnings in investments in inter-series payables	1,589,041	1,039,282	—	—	—	—
Equity in earnings/(loss) from trading companies	—	—	—	—	(324,097)	(2,211)

Net gain/(loss) on investments	(1,376,752)	(481,516)	492,054	(342,421)	(342,665)	2,942

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(1,787,867)	$(884,181)	$443,251	$(425,897)	$(394,561)	$(19,937)

NET INCOME/(LOSS) PER UNIT
Class 1	$(12.32)	$(4.95)	$7.17	$(2.45)	$(14.45)	$2.17
Class 2	$(11.83)	$(3.06)	$8.64	$(0.83)	$(13.46)	$3.79

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Operations

For the Nine Months Ended September 30, 2009 and 2008

	Winton Series		Winton/Graham Series
	(Unaudited)		(Unaudited)
	9/30/2009	9/30/2008	9/30/2009	9/30/2008

Investment Income:
Interest—net	$296,808	$240,620	$199,524	$47,920

Total Income	296,808	240,620	199,524	47,920

Expenses:
Incentive Fees	(21,347)	1,835,567	251,038	465,834
Management Fees	1,049,242	813,951	1,093,344	294,043
Service Fees—Class 1	1,249,973	1,231,078	1,031,526	283,959
Trading Fees	255,442	203,317	207,959	58,787

Total Expenses	2,533,310	4,083,913	2,583,867	1,102,623

Investment gain/(loss)—net	(2,236,502)	(3,843,293)	(2,384,343)	(1,054,703)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and forwards	(4,684,999)	(2,007,569)	4,592,315	—
Net change in open trade equity	(3,608,807)	(2,370,507)	2,233,216	—
Net unrealized gain/(loss) on treasuries	(361,497)	74,383	(286,546)	153,000
Trading commissions	(36,659)	(83,458)	(229,556)	—
Equity in earnings/(loss) from trading companies	316,100	6,927,252	(3,259,357)	953,158

Net gain/(loss) on investments	(8,375,862)	2,540,101	3,050,072	1,106,158

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(10,612,364)	$(1,303,192)	$665,729	$51,455

Less: Operations attributable to Non-controlling interests	(4,066,993)	(2,339,606)	3,081,608	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(6,545,371)	$1,036,414	$(2,415,879)	$51,455

NET INCOME/(LOSS) PER UNIT
Class 1	$(12.29)	$3.95	$(5.24)	$9.26
Class 2	$(10.32)	$6.91	$(3.05)	$12.78

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September, 2009 (Unaudited)

	Frontier Diversified Series (1)					Frontier Dynamic Series (1)
	Class 1	Class 1	Class 2	Class 2	Total	Class 1	Class 1	Class 2	Class 2	Total
	Managing Owner	Limited Owners	Managing Owner	Limited Owners		Managing Owner	Limited Owners	Managing Owner	Limited Owners

Owners’ Capital, January 1, 2009	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Sale of Units	27,500	10,382,812	177,500	8,718,564	19,306,376	27,500	226,618	27,500	116,700	398,318
Redemption of Units	—	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations	(288)	65,207	(195)	83,014	147,738	(947)	(796)	(801)	(896)	(3,440)

Owners’ Capital, September 30, 2009	$27,212	$10,448,019	$177,305	$8,801,578	$19,454,114	$26,553	$225,822	$26,699	$115,804	$394,878

Owners’ Capital—Units, January 1, 2009	—	—	—	—	—	—	—	—	—	—

Sale of Units	275	105,587	1,782	88,455	196,099	275	2,339	275	1,193	4,082
Redemption of Units	—	—	—	—	—	—	—	—	—	—

Owners’ Capital—Units, September 30, 2009	275	105,587	1,782	88,455	196,099	275	2,339	275	1,193	4,082

Net asset value per unit at start of operations		$100.00		$100.00			$100.00		$100.00

Change in net asset value per unit for three months ended June 30, 2009		(1.89)		(1.79)			(2.93)		(2.82)

Net asset value per unit at June 30, 2009		$98.11		$98.21			$97.07		$97.18

Change in net asset value per unit for three months ended September 30, 2009		0.84		1.29			(0.51)		(0.09)

Net asset value per unit at September 30, 2009		$98.95		$99.50			$96.56		$97.09

(1)	The Frontier Diversified Series and Dynamic Series began trading operations on June 9, 2009

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2009 (Unaudited)

	Frontier Long/Short Commodity Series
	Class 1	Class 2		Class 3 (1)	Class 1a (2)	Class 1a (2)	Class 2a (2)	Class 2a (2)	Non-Controlling Interests	Total
	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners

Owners’ Capital, January 1, 2009	$46,525,406	$933,708	$10,273,181	$—	$—	$—	$—	$—	$10,124,156	$67,856,451

Sale of Units	7,034,013	—	3,221,195	6,696,779	27,500	303,039	27,500	259,500		17,569,526
Redemption of Units	(12,427,347)	—	(1,365,434)	(462,935)		—		—		(14,255,716)
Contributions	—	—	—			—		—	40,000,000	40,000,000
Distributions	—	—	—			—		—	(31,169,257)	(31,169,257)
Operations attributable to Non-controlling interests									8,757,728	8,757,728
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	4,697,108	113,629	1,417,506	(29,167)	(392)	2,048	(251)	937		6,201,418

Owners’ Capital, September 30, 2009	$45,829,180	$1,047,337	$13,546,448	$6,204,677	$27,108	$305,087	$27,249	$260,437	$27,712,627	$94,960,150

Owners’ Capital—Units, January 1, 2009	463,448	8,544	94,008	—	—	—	—	—	—	566,000

Sale of Units	66,714	—	28,148	54,425	275	3,095	275	2,628		155,560
Redemption of Units	(114,352)	—	(11,644)	(3,807)	—	—	—	—		(129,803)

Owners’ Capital—Units, September 30, 2009	415,810	8,544	110,512	50,618	275	3,095	275	2,628	—	591,757

Net asset value per unit at January 1, 2009 or start of operations	$100.39		$109.28	$122.70		$100.00		$100.00

Change in net asset value per unit for three months ended March 31, 2009	3.75		4.92	—		—		—

Net asset value per unit at March 31, 2009	$104.14		$114.20	$122.70		$100.00		$100.00

Change in net asset value per unit for three months ended June 30, 2009	5.04		6.32	(2.19)		(2.47)		(2.36)

Net asset value per unit at June 30, 2009	$109.18		$120.52	$120.51		$97.53		$97.64

Change in net asset value per unit for three months ended September 30, 2009	1.04		2.06	2.07		1.04		1.45

Net asset value per unit at September 30, 2009	$110.22		$122.58	$122.58		$98.57		$99.09

(1)	Long/Short Series Class 3 began trading operations on May 30, 2009
(2)	Long/Short Series Class 1a and 2a began trading operations on June 9, 2009

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September, 2009 (Unaudited)

	Frontier Masters Series (1)					Balanced Series
	Class 1	Class 1	Class 2	Class 2	Total	Class 1	Class 1a
	Managing Owner	Limited Owners	Managing Owner	Limited Owners		Limited Owners	Managing Owner	Limited Owners

Owners’ Capital, January 1, 2009	$—	$—	$—	$—	$—	$256,550,829	$224	$8,135,941

Sale of Units	27,500	4,203,162	42,500	2,498,207	6,771,369	75,390,578	—	3,813,107
Redemption of Units	—	—	—	—	—	(22,615,409)	(221)	(1,535,910)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—
Operations attributable to Non-controlling interests
Net increase/(decrease) in Owners’ Capital resulting from operations	(463)	43,422	(266)	39,085	81,778	(6,959,756)	(3)	(283,687)

Owners’ Capital, September 30, 2009	$27,037	$4,246,584	$42,234	$2,537,292	$6,853,147	$302,366,242	$—	$10,129,451

Owners’ Capital—Units, January 1, 2009	—	—	—	—	—	2,049,590	2	72,584

Sale of Units	275	43,193	427	25,663	69,558	603,206	—	34,111
Redemption of Units	—	—	—	—	—	(183,490)	(2)	(13,942)

Owners’ Capital—Units, September 30, 2009	275	43,193	427	25,663	69,558	2,469,306	—	92,753

Net asset value per unit at January 1, 2009						$125.17		$112.09

Change in net asset value per unit for three months ended March 31, 2009						0.04		(0.23)

Net asset value per unit at March 31, 2009 or start of operations		$100.00		$100.00		$125.21		$111.86

Change in net asset value per unit for three months ended June 30, 2009		(2.03)		(1.92)		(4.15)		(3.72)

Net asset value per unit at June 30, 2009		$97.97		$98.08		$121.06		$108.14

Change in net asset value per unit for three months ended September 30, 2009		0.35		0.79		1.39		1.07

Net asset value per unit at September 30, 2009		$98.32		$98.87		$122.45		$109.21

	Balanced Series
	Class 2		Class 2a		Class 3a (2)	Non-Controlling Interests	Total
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners
Owners’ Capital, January 1, 2009	$3,612,130	$63,497,532	$120,378	$1,765,973	$—	$9,330,079	$343,013,086

Sale of Units	460,000	25,457,174	30,000	1,772,212	687,282		107,610,353
Redemption of Units	—	(7,317,608)	—	(184,699)	(24,851)		(31,678,698)
Change in control of ownership—Trading Companies	—	—	—	—	—	350,058	350,058
Contributions	—	—	—	—	—	10,212,897	10,212,897
Distributions	—	—	—	—	—	(2,238,158)	(2,238,158)
Operations attributable to Non-controlling interests						(1,443,690)	(1,443,690)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(5,397)	(125,732)	(876)	(17,832)	3,366		(7,389,917)

Owners’ Capital, September 30, 2009	$4,066,733	$81,511,366	$149,502	$3,335,654	$665,797	$16,211,186	$418,435,931

Owners’ Capital—Units, January 1, 2009	25,359	445,784	992	14,560	—	—	2,608,871

Sale of Units	3,176	177,866	245	14,604	5,718		838,926
Redemption of Units	—	(51,717)	—	(1,556)	(207)		(250,914)

Owners’ Capital—Units, September 30, 2009	28,535	571,933	1,237	27,608	5,511	—	3,196,883

Net asset value per unit at January 1, 2009		$142.44		$121.30
Change in net asset value per unit for three months ended March 31, 2009		1.10		0.65

Net asset value per unit at March 31, 2009 or start of operations		$143.54		$121.95	$121.97
Change in net asset value per unit for three months ended June 30, 2009		(3.70)		(3.22)	(3.23)

Net asset value per unit at June 30, 2009		$139.84		$118.73	$118.74
Change in net asset value per unit for three months ended September 30, 2009		2.68		2.09	2.08

Net asset value per unit at September 30, 2009		$142.52		$120.82	$120.82

(1)	The Frontier Masters Series began trading operations on June 9, 2009
(2)	Balanced Series Class 3a began trading operations on June 4, 2009

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2009 (Unaudited)

	Campbell/Graham/Tiverton Series					Currency Series
	Class 1	Class 2		Non-Controlling Interests	Total	Class 1	Class 2		Total
	Limited Owners	Managing Owner	Limited Owners			Limited Owners	Managing Owner	Limited Owners

Owners’ Capital, January 1, 2009	$69,957,155	$302,878	$7,504,896	$2,391,227	$80,156,156	$11,900,185	$687,357	$2,259,243	$14,846,785

Sale of Units	10,892,203	—	4,025,676		14,917,879	551,301	—	82,125	633,426
Redemption of Units	(5,522,023)	—	(1,093,173)		(6,615,196)	(1,698,922)	—	(169,080)	(1,868,002)
Change in control of ownership—Trading Companies	—	—	—	(4,388,979)	(4,388,979)	—	—	—	—
Contributions	—	—	—	4,400,000	4,400,000	—	—	—	—
Distributions	—	—	—	(1,065,722)	(1,065,722)	—	—	—	—
Operations attributable to Non-controlling interests				(1,336,526)	(1,336,526)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(3,522,769)	(7,857)	(241,286)		(3,771,912)	(1,474,781)	(74,406)	(238,680)	(1,787,867)

Owners’ Capital, September 30, 2009	$71,804,566	$295,021	$10,196,113	$—	$82,295,700	$9,277,783	$612,951	$1,933,608	$11,824,342

Owners’ Capital—Units, January 1, 2009	632,847	2,439	60,454	—	695,740	123,719	6,289	20,670	150,678

Sale of Units	101,491	—	32,911		134,402	6,056	—	787	6,843
Redemption of Units	(52,386)	—	(9,045)		(61,431)	(19,158)	—	(1,619)	(20,777)

Owners’ Capital—Units, September 30, 2009	681,952	2,439	84,320	—	768,711	110,617	6,289	19,838	136,744

Net asset value per unit at January 1, 2009	$110.54		$124.14			$96.19		$109.30

Change in net asset value per unit for three months ended March 31, 2009	(2.91)		(2.37)			(5.56)		(5.55)

Net asset value per unit at March 31, 2009	$107.63		$121.77			$90.63		$103.75

Change in net asset value per unit for three months ended June 30, 2009	(5.60)		(5.48)			(2.85)		(2.51)

Net asset value per unit at June 30, 2009	$102.03		$116.29			$87.78		$101.24

Change in net asset value per unit for three months ended September 30, 2009	3.26		4.63			(3.91)		(3.77)

Net asset value per unit at September 30, 2009	$105.29		$120.92			$83.87		$97.47

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2009 (Unaudited)

	Long Only Commodity Series				Managed Futures Index Series
	Class 1	Class 2		Total	Class 1	Class 2		Total
	Limited Owners	Managing Owner	Limited Owners		Limited Owners	Managing Owner	Limited Owners

Owners’ Capital, January 1, 2009	$3,254,226	$110,092	$678,155	$4,042,473	$2,266,977	$77,559	$1,058,515	$3,403,051

Sale of Units	409,118	—	86,800	495,918	708,699	200,000	1,071,138	1,979,837
Redemption of Units	(481,572)	—	(87,025)	(568,597)	(720,251)	—	(7,431)	(727,682)
Contributions	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations	346,832	12,886	83,533	443,251	(234,112)	(7,753)	(152,696)	(394,561)

Owners’ Capital, September 30, 2009	$3,528,604	$122,978	$761,463	$4,413,045	$2,021,313	$269,806	$1,969,526	$4,260,645

Owners’ Capital—Units, January 1, 2009	46,285	1,479	9,108	56,872	17,151	555	7,577	25,283

Sale of Units	6,182	—	1,231	7,413	5,862	1,582	8,084	15,528
Redemption of Units	(6,924)	—	(1,175)	(8,099)	(5,844)	—	(59)	(5,903)

Owners’ Capital—Units, September 30, 2009	45,543	1,479	9,164	56,186	17,169	2,137	15,602	34,908

Net asset value per unit at January 1, 2009	$70.31		$74.46		$132.18		$139.70

Change in net asset value per unit for three months ended March 31, 2009	(4.27)		(4.18)		(8.50)		(8.37)

Net asset value per unit at March 31, 2009	$66.04		$70.28		$123.68		$131.33

Change in net asset value per unit for three months ended June 30, 2009	9.09		10.07		(2.87)		(2.44)

Net asset value per unit at June 30, 2009	$75.13		$80.35		$120.81		$128.89

Change in net asset value per unit for three months ended September 30, 2009	2.35		2.75		(3.08)		(2.65)

Net asset value per unit at September 30, 2009	$77.48		$83.10		$117.73		$126.24

The accompanying notes are an integral part of these statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2009 (Unaudited)

	Winton Series						Winton/Graham Series
	Class 1		Class 2			Total	Class 1	Class 2			Total
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests		Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests

Owners’ Capital, January 1, 2009	$1,304	$62,282,355	$277,935	$11,465,432	$11,355,645	$85,382,671	$35,760,835	$56,315	$14,378,079	$—	$50,195,229

Sale of Units	—	220,835	200,000	—		420,835	20,167,922	—	360,401		20,528,323
Redemption of Units	(1,165)	(5,358,998)	—	(742,864)		(6,103,027)	(4,094,963)	—	(1,565,441)		(5,660,404)
Change in control of ownership - Trading Companies	—	—	—	—	(13,830,805)	(13,830,805)	—	—	—	2,258,238	2,258,238
Contributions	—	—	—	—	8,850,000	8,850,000	—	—	—	6,600,000	6,600,000
Distributions	—	—	—	—	(2,307,847)	(2,307,847)	—	—	—	(3,362,254)	(3,362,254)
Operations attributable to Non-controlling interests					(4,066,993)	(4,066,993)				3,081,608	3,081,608
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(139)	(5,679,017)	(23,981)	(842,234)		(6,545,371)	(2,038,957)	(1,302)	(375,620)		(2,415,879)

Owners’ Capital, September 30, 2009	$—	$51,465,175	$453,954	$9,880,334	$—	$61,799,463	$49,794,837	$55,013	$12,797,419	$8,577,592	$71,224,861

Owners’ Capital—Units, January 1, 2009	10	477,595	1,985	81,870	—	561,460	307,804	428	109,351	—	417,583

Sale of Units	—	1,804	1,514	—		3,318	178,132	—	2,732		180,864
Redemption of Units	(10)	(43,695)	—	(5,705)		(49,410)	(37,107)	—	(12,448)		(49,555)

Owners’ Capital—Units, September 30, 2009	—	435,704	3,499	76,165	—	515,368	448,829	428	99,635	—	548,892

Net asset value per unit at January 1, 2009		$130.41		$140.04			$116.18		$131.49

Change in net asset value per unit for three months ended March 31, 2009		(2.98)		(2.18)			(3.06)		(2.50)

Net asset value per unit at March 31, 2009		$127.43		$137.86			$113.12		$128.99

Change in net asset value per unit for three months ended June 30, 2009		(9.99)		(9.86)			(6.67)		(6.69)

Net asset value per unit at June 30, 2009		$117.44		$128.00			$106.45		$122.30

Change in net asset value per unit for three months ended September 30, 2009		0.68		1.72			4.49		6.14

Net asset value per unit at September 30, 2009		$118.12		$129.72			$110.94		$128.44

The accompanying notes are an integral part of these statements.

The Frontier Fund

Notes to Financial Statements

As of September 30, 2009 (Unaudited)

1. Organization

The Frontier Fund (the “Trust”), was formed as a Delaware statutory trust on August 8, 2003, with separate Series of Units. The Trust’s term will expire on December 31, 2053 (unless terminated earlier in certain circumstances). The Trust is a multi-advisor commodity pool as described in Commodity Futures Trading Commission, or CFTC Regulation § 4.10(d)(2).

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

•

allocates funds to an affiliated limited liability trading company or companies (“Trading Company”). Except as otherwise described in these notes, each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s assets, make the trading decisions for the assets of each Series vested in such Trading Company. Each Trading Company will segregate its assets from any other Trading Company;

•	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series.

•	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

•

has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies); and

•

maintains each Series of Units in three or six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of Selling Agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to Equinox Fund Management, LLC (the “Managing Owner”) by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series or Class 2a Units of the Frontier Long/Short Commodity Series) sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents.

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

•	All payments made to Selling Agents who are members of the Financial Industry Regulatory

Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA

(“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Series or

Balanced Series will be classified as Class 3 Units of such Series, or Class 3a Units of the Frontier Long/Short Commodity Series or Balanced Series, as applicable when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. No service fees are paid with respect to Class 3 or Class 3a Units.

•

Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

As of September 30, 2009, the total Units outstanding of each Series of the Trust was 196,099 with respect to the Frontier Diversified Series, 4,082 with respect to the Frontier Dynamic Series, 591,757 with respect to the Frontier Long/Short Commodity Series, 69,558 with respect to the Frontier Masters Series, 3,196,883 with respect to the Balanced Series, 768,711 with respect to the Campbell/Graham/Tiverton Series, 136,744 with respect to the Currency Series, 56,186 with respect to the Long Only Commodity Series, 34,908 with respect to the Managed Futures Index Series, 515,368 with respect to the Winton Series, and 548,892 with respect to the Winton/Graham Series. As of September 30, 2009, the Trust, with respect to the Frontier Diversified Series, Frontier Dynamic Series, Frontier Masters Series, Campbell/Graham/Tiverton Series, Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series separates Units into three separate Classes – Class 1, Class 2, and Class 3. The Trust, with respect to the Balanced Series, and Frontier Long/Short Commodity Series separates Units into six separate Classes – Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management.

As of September 30, 2009, each of the Frontier Dynamic Series, Long Only Commodity Series, Managed Futures Index Series and Winton Series has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in each such Trading Company, except the Trading Company for the Frontier Dynamic Series and for the Long Only Commodity Series allocate assets only to Swaps. The Currency Series invests a portion of its assets in a single Trading Company, which allocates assets to one Trading Advisor and one Swap. The Frontier Long/Short Commodity Series invests its assets in a single Trading Company and has multiple Trading Advisors that manage the assets invested in such Trading Company. Each of the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Campbell/Graham/Tiverton Series, and Winton/Graham Series has invested a portion of its assets in several different Trading Companies and has multiple Trading Advisors that manage the assets invested in such Trading Companies. Trading Advisors are responsible for the trading decisions of the respective Trading Companies for which they trade. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which include purchases of certificates of deposit, custom time deposits and U.S. Treasury securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

2. Significant Accounting Policies

The following are the significant accounting policies of the Trust.

Basis of Presentation—The financial statements of each Series of the Trust included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Effective September 15, 2009, references to GAAP have changed due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 105, Generally Accepted Accounting Principles.

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

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

The consolidated financial statements of the Balanced Series include the assets, liabilities and earnings of its majority owned Trading Companies, Frontier Trading Company I, LLC, Frontier Trading Company VI, LLC, Frontier Trading Company IX, LLC and Frontier Trading Company XIII, LLC as well as earnings of Frontier Trading Company II, LLC through May 28, 2009.

The consolidated financial statements of the Currency Series include the assets, liabilities and earnings of its wholly owned trading company, Frontier Trading Company III, LLC.

The consolidated financial statements of the Long Only Commodity Series include the assets, liabilities and earnings of its wholly-owned trading company, Frontier Trading Company VIII, LLC.

The consolidated financial statements of the Winton/Graham Series include the assets, liabilities and earnings of its majority-owned trading company, Frontier Trading Company V, LLC.

The consolidated financial statements of Campbell/Graham/Tiverton Series included earnings of its majority-owned trading company, Frontier Trading Company V, LLC, through April 2009.

Cash and Cash Equivalents—Cash and cash equivalents include cash and overnight investments in interest-bearing demand deposits with banks and cash managers with maturities of three months or less. The Trust maintains deposits with high quality financial institutions in amounts that are in excess of federally insured limits. Aggregate interest income from all sources, including assets held at clearing brokers, up to two percentage points of the aggregate percentage yield (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Campbell/Graham/Tiverton Series, Currency Series, Winton Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series (Class 1a, Class 2a and Class 3a only), Long Only Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. Any excess is accrued as income allocated to these Series in proportion to their daily NAV, excluding non-controlling interests and including the effects of inter-Series advances.

Certificates of Deposit—Certificates of deposit include interest-bearing instruments issued by U.S Bank National Association, have maturities greater than three months and interest is paid at maturity. Certificates of Deposit are allocated to each Series based on their percentage ownership in the pooled cash management assets on the reporting date. The Certificates of Deposits matured on September 15, 2009 and were not renewed. The Trust valued the

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

certificates of deposit at face value plus accrued interest, which approximates fair value, and reports these instruments as Level 2 inputs under FASB ASC 820 formerly recognized as SFAS 157, Fair Value Measurements and Disclosures.

Custom Time Deposits—Custom time deposits are structured deposit agreements with U.S. Bank National Association that earn a guaranteed fixed interest rate between 2.17% and 3.75% and will mature six months from the deposit date and are subject to automatic six-month rollovers through October 2013. Interest is paid monthly or at least every six months. Unscheduled withdrawals will be subject to certain penalties and other costs up to 1.0% of the amount deposited if withdrawn within the first six months from the deposit date. Custom time deposits were purchased on September 15, 2009, October 30, 2008 and October 21, 2008. The withdrawal fee is set at 0.225% for the period from six months to one year subsequent to the deposit date and decreases by .05% increments for each year thereafter through the maturity date. Custom time deposits are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. The Trust values the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.23 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to FASB ASC 820.

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

Receivable From Futures Commission Merchants—The Trust deposits assets with a broker subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. The Trust earns interest income on its assets deposited with the broker.

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

Revenue recognition—Futures, options on futures, forward and swap contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with FASB ASC 815, Derivatives and Hedging.

Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market. For U.S. Treasury Securities, interest is recognized in the period earned and the instruments are marked-to-market daily based on third party information. Certificates of Deposit and Custom Time Deposits are valued at face value plus accrued interest and the interest income is recognized in the period earned. Transaction costs are recognized as incurred and reflected separately in the Statement of Operations.

Allocation of Earnings—Each Series of the Trust maintains three or six classes of Units—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a). All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading profits and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3 and Class 3a Units based on each Class’ respective owners’ capital balances.

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

Each Series allocates funds to an affiliated Trading Company, or Companies, of the Trust. Each Trading Company allocates all of its daily trading profits or losses to the Series in proportion to each Series’ ownership interest in the Trading Company, adjusted on a daily basis. As of September 30, 2009, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

Inter-Series Receivables/Payables—The Balanced Series, for the purposes of diversification of investments and trading advisors through the other Series’ access to trading companies in which the Balanced Series does not have a direct interest, advances funds to the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series. The amount of the funds advanced by the Balanced Series to each of the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series participates on a pari passu basis with the Class 2 Units of such investee Series. The Balanced Series and investee Series reflect the changes in values of these investments as “Earnings in investments in inter-series receivables/payables” in the Statement of Operations. The Balanced Series is subject to the same allocations of income and fees as the Limited Owners of such Series. As a result of fees charged by the investee Series, fees are not charged by the Balanced Series on the capital allocated to advances in affiliated Series, and the Managing Owner monitors such allocations so that aggregate fees of the investee Series on the Balanced Series advances do not exceed the allowable fees of the Balanced Series as provided in the Trust’s Prospectus. Pertaining to interest credited to the investee Series, interest is not credited to the Balanced Series on the capital allocated to its inter-series advances to avoid the duplication of interest.

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

Investments and Swaps—The Trust records investment transactions on trade date and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the Statements of Operations. Generally, fair values will be based on quoted market prices; however, in certain circumstances, significant judgments and estimates may be required in determining fair value in the absence of an active market closing price. At September 30, 2009 all investments in futures and forward contracts were based on quoted market prices. The valuation of investments in swap contracts (“Swaps”) involves estimates.

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

Income Taxes—The Trust applies the provisions of FASB ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the periods ended September 30, 2009 and December 31, 2008. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

Fees and Expenses—All management fees, incentive fees, and service fees of the Trust are paid to the Managing Owner. Additionally, the trading fees are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, Selling Agent Service fees and all other operating expenses and continuing offering costs of the Trust.

Service Fees—The Trust maintains each Series of Units in three or six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of Selling Agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to Equinox Fund Management, LLC (the “Managing Owner”) by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series or Class 2a Units of the Frontier Long/Short Commodity Series) sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents.

All payments made to Selling Agents who are members of FINRA and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310. An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Series or Balanced Series will be classified as Class 3 Units of such Series, or Class 3a Units of the Frontier Long/Short Commodity Series or Balanced Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. No service fees are paid with respect to Class 3 or Class 3a Units.

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

Statement of Cash Flows—In April 2009, the FASB issued ASC 230—formerly recognized as Statement of Financial Accounting Standards No. 102, Statements of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. The Trust has elected not to provide statements of cash flows as permitted by FASB ASC 230.

Recently Adopted Accounting Pronouncements—In June 2009, the FASB issued ASC 105, formerly recognized as SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, the guidance of which was incorporated in ASC 105-10 Generally Accepted Accounting Principles (“GAAP”) – Overall. Effective September 15, 2009, the FASB ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) are also sources of authoritative GAAP for SEC registrants pursuant to federal securities laws. On the effective date of this guidance, the FASB ASC will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC will become non-authoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 105 did not impact the Trust’s or the Series’ financial positions or results of operations.

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

In April 2009, the FASB issuedASC 820, formerly recognized as Fair Value Measurements and Disclosures. FASB ASC 820 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009. The Trust adopted this standard effective April 1, 2009, the results of which are disclosed in Note 3 Fair Value Measurements.

In December 2007, the FASB issued ASC 805-10 Business Combinations – Overall (“ASC 805-10”), formerly recognized as SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Review Bulletin (“ARB”) No. 51 (SFAS 160), the provisions of which have been incorporated in ASC 810 Business Combinations – Overall and FASB ASC 805-20 (“ASC 805-20) Business Combinations – Identifiable Assets and Liabilities, and Any Noncontrolling Interest. ASC 805-10 will significantly change current practices regarding business combinations. Among the more significant changes, ASC 805-10 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805-20 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. ASC 805-10 and ASC 805-20 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of ASC 805-10 and ASC 805-20 required consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.

In March 2008, the FASB issued ASC 815, Derivatives and Hedging (“ASC 815”), formerly recognized as SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities including how and why an entity uses derivative instruments, how an entity accounts for derivative instruments; and related hedged items and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815 became effective beginning January 1, 2009. The provisions of ASC 815 are effective prospectively for the Trust’s consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Refer to Note 8 Derivative Instruments and Hedging Activities.

In April 2009, the FASB issued ASC 825, Financial Instruments (“ASC 825”), formerly recognized as Financial Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) 28-1 (FSP No. 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. ASC 825 requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. ASC 825 enhances consistency in financial reporting by increasing the frequency of fair value disclosures and is effective for interim and annual periods ending after June 15, 2009. The Trust, however, has been applying fair value to all financial instruments on either daily or weekly frequency to meet the daily valuation requirement of the Trust to deliver a daily per unit net asset value, thus these provisions did not have a material impact on the Trust’s consolidated financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events. The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth:

1.	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this guidance, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Trust adopted this standard effective April 1, 2009 and has and will make the appropriate disclosures, as required under ASC 855.

Recently Issued Accounting Pronouncements—In June 2009, the FASB issued ASC 860, Transfers and Servicing (“ASC 860”) formerly recognized as to SFAS No. 166, Accounting for Transfers of Financial Assets. ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. ASC 860 eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosure. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date. The Trust intends to adopt ASC 860 for the period beginning January 1, 2010, and it anticipates that it will not have a material effect.

In applying these policies, the Managing Owner may make judgments that may require estimates about matters that are inherently uncertain.

Reclassification—Certain amounts in the financial statements have been reclassified to conform to the 2009 presentation.

3. Fair Value Measurements

Effective January 1, 2008, the Trust adopted ASC 820. ASC 820 provides clarification that when a quoted price in an active market for the identical asset or liability is not available, a reporting entity is required to measure fair value using certain techniques. ASC 820 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of an asset or liability. ASC 820 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.

Level 1 Inputs

Unadjusted quoted prices in active markets for identical financial assets that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs

Inputs other than quoted prices included in Level 1 that are observable for the financial asset or liabilities, either directly or indirectly. These might include quoted prices for similar financial assets in active markets, quoted prices for identical or similar financial assets in markets that are not active, inputs other than quoted prices that are observable for the financial asset or inputs that are derived principally from or corroborated by market data by correlation or other means.

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

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

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

The Trust, under the same management as the Trading Companies, has the benefit of full look through to the assets underlying the positions listed in the following table as “Investment in Unconsolidated Trading Companies”, and as such maintains this line item as the same Level 1 input as all the underlying positions on the financial statements of the Trading Companies.

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

September 30, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Series
Swap Contracts			$10,036,654	$10,036,654
Investment in Unconsolidated Trading Companies	$1,856,353			1,856,353
U.S. Treasury Securities	5,260,038			5,260,038
Frontier Dynamic Series
Swap Contracts			11,401,259	11,401,259
U.S. Treasury Securities	3,019,383			3,019,383
Frontier Long Short Commodity Series
Open Trade Equity	(5,671,163)	(36,596)		(5,707,759)
Investment in Unconsolidated Trading Companies	1,233,271			1,233,271
U.S. Treasury Securities	8,886,927			8,886,927
Frontier Masters Series
Swap Contracts			9,636,598	9,636,598
Investment in Unconsolidated Trading Companies	1,204,624			1,204,624
U.S. Treasury Securities	3,459,933			3,459,933
Balanced Series
Open Trade Equity	11,183,758	13,586,780		24,770,538
Swap Contracts			51,300,320	51,300,320
Investment in Unconsolidated Trading Companies	39,610,131			39,610,131
U.S. Treasury Securities	25,209,114			25,209,114
Campbell/Graham/Tiverton Series
Investment in Unconsolidated Trading Companies	21,036,365			21,036,365
U.S. Treasury Securities	10,280,937			10,280,937
Currency Series
Open Trade Equity	22,988	1,248		24,236
Swap Contracts			6,479,642	6,479,642
U.S. Treasury Securities	3,045,397			3,045,397
Long Only Commodity Series
Swap Contracts		639,797		639,797
U.S. Treasury Securities	614,075			614,075
Managed Futures Index Series
Investment in Unconsolidated Trading Companies	1,117,433			1,117,433
U.S. Treasury Securities	490,562			490,562
Winton Series
Investment in Unconsolidated Trading Companies	3,322,573			3,322,573
U.S. Treasury Securities	9,869,092			9,869,092
Winton/Graham Series
Open Trade Equity	1,361,413			1,361,413
Investment in Unconsolidated Trading Companies	2,536,697			2,536,697
U.S. Treasury Securities	8,634,882			8,634,882

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

December 31, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Balanced Series
Open Trade Equity	$6,736,731	$16,412,796		$23,149,527
Swap Contracts			53,072,356	53,072,356
Investment in Unconsolidated Trading Companies	19,528,370			19,528,370
U.S. Treasury Securities	43,042,540			43,042,540
Certificate of Deposits		34,091,481		34,091,481
Winton Series
Open Trade Equity	2,158,369			2,158,369
U.S. Treasury Securities	12,899,592			12,899,592
Certificate of Deposits		14,085,571		14,085,571
Campbell/Graham/Tiverton Series
Open Trade Equity	(111,526)			(111,526)
Investment in Unconsolidated Trading Companies	8,559,112			8,559,112
U.S. Treasury Securities	9,371,661			9,371,661
Certificate of Deposits		12,866,065		12,866,065
Currency Series
Open Trade Equity	12,810			12,810
Swap Contracts			9,122,121	9,122,121
U.S. Treasury Securities	3,770,011			3,770,011
Certificate of Deposits		3,506,438		3,506,438
Winton/Graham Series
Investment in Unconsolidated Trading Companies	4,342,658			4,342,658
U.S. Treasury Securities	1,424,286			1,424,286
Certificate of Deposits		8,675,748		8,675,748
Long Only Series
Swap Contracts		836,554		836,554
U.S. Treasury Securities	1,241,289			1,241,289
Certificate of Deposits		440,781		440,781
Long Short Series
Open Trade Equity	10,933,828	(180,065)		10,753,763
U.S. Treasury Securities	10,554,571			10,554,571
Certificate of Deposits		10,923,009		10,923,009
Managed Futures Index Series
Investment in Unconsolidated Trading Companies	770,967			770,967
U.S. Treasury Securities	140,111			140,111
Certificate of Deposits		488,470		488,470

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap Contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the consolidated statement of operations. During the three months and nine months ended September 30, 2009, all identified Level 3 assets are components of the Frontier Diversified Series, Frontier Dynamic Series, Frontier Masters Series, Balanced Series and the Currency Series.

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

Swap Contracts	Frontier Diversified Series	Frontier Dynamic Series	Frontier Masters Series
	For The Three Months Ended September 30, 2009	For The Three Months Ended September 30, 2009	For The Three Months Ended September 30, 2009
Balance of recurring Level 3 assets as of June 30, 2009	$4,627,389	$11,392,619	$6,810,402
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	129,598	8,640	(191,513)
Purchases, sales, issuances, and settlements, net	5,279,667	—	3,017,709
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of September 30, 2009	$10,036,654	$11,401,259	$9,636,598

Swap Contracts	Balanced Series	Currency Series
	For The Three Months Ended September 30, 2009	For The Three Months Ended September 30, 2009
Balance of recurring Level 3 assets as of June 30, 2009	$50,836,503	$7,372,137
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	463,817	(892,495)
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of September 30, 2009	$51,300,320	$6,479,642

Swap Contracts	Frontier Diversified Series	Frontier Dynamic Series	Frontier Masters Series
	For The Nine Months Ended September 30, 2009	For The Nine Months Ended September 30, 2009	For The Nine Months Ended September 30, 2009
Balance of recurring Level 3 assets as of January 1, 2009	$—	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	(243,013)	(873,506)	(381,111)
Included in other comprehensive income	—	—	—
Purchases, sales, issuances, and settlements, net	10,279,667	12,274,765	10,017,709
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of September 30, 2009	$10,036,654	$11,401,259	$9,636,598

Swap Contracts	Balanced Series	Currency Series
	For The Nine Months Ended September 30, 2009	For The Nine Months Ended September 30, 2009

Balance of recurring Level 3 assets as of January 1, 2009	$53,072,353	$9,122,123
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(1,772,033)	(2,642,481)
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of September 30, 2009	$51,300,320	$6,479,642

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of September 30, 2009, approximately 11.5% of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

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

The Trust has invested in the following Swaps as of September 30, 2009:

	Option Basket Balanced Series	Option Basket Currency Series	Reuters/Jefferies CRB Index	Jefferies Commodity Performance Index

Series:	Balanced	Currency	Long Only	Long Only

Counterparty	Company A	Company B	Company C	Company C

Notional Amount	$112,958,718	$20,979,642	$2,250,000	$2,250,000

Termination Date	November 6, 2012	July 26, 2013	February 26, 2010	February 26, 2010

Investee Returns	Total Return	Total Return	Total Return	Total Return

Realized Gain/(Loss) on Option/Swap Contracts	$—	$—	$265,186	$245,067

Unrealized Gain / (Loss) on Option/Swap Contracts	$(1,882,690)	$(2,642,481)	$—	$—

Fair value of Swap Contracts at 09/30/2009	$51,300,320	$6,479,642	$318,194	$321,603

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

	Option Basket Frontier Diversified Series	Option Basket Frontier Dynamic Series	Total Returns Swap Frontier Masters Series

Series:	Frontier Diversified	Frontier Dynamic	Frontier Masters

Counterparty	Company D	Company E	Company F

Notional Amount	$27,218,501	$28,491,909	$9,742,916

Termination Date	June 10, 2014	June 10, 2014	June 10, 2014

Investee Returns	Total Return	Total Return	Total Return

Realized Gain/(Loss) on Option/Swap Contracts	$—	$—	$—

Unrealized Gain / (Loss) on Option/Swap Contracts	$(243,013)	$(873,506)	$(381,111)

Fair value of Swap Contracts at 09/30/2009	$10,036,654	$11,401,259	$9,636,598

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

5. Investments in Unconsolidated Trading Companies

The following table summarizes the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series, and Frontier Masters Series investments in unconsolidated Trading Companies as of September 30, 2009, and December 31, 2008. These investments represent cash and open trade equity invested in the Trading Companies by each Series and cumulative trading profits or losses allocated to each Series by the Trading Companies. Trading Companies allocate trading profits or losses on the basis of the proportion of each Series’ capital allocated for trading to each respective Trading Company, which bears no relationship to the amount of cash invested by a Series in the Trading Company.

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

	As of September 30, 2009		As of December 31, 2008
Trading Company	Percentage of Series Net Assets Invested in Trading Co.	Fair Value	Percentage of Series Net Assets Invested in Trading Co.	Fair Value
Balanced Series—
Frontier Trading Company II LLC and Frontier Trading Company VII, LLC	9.47%	$39,610,131	5.85%	$19,528,370

Winton Series—
Frontier Trading Company II LLC	5.38%	$3,322,573	—	$—

Campbell/Graham/Tiverton Series—
Frontier Trading Company I LLC, Frontier Trading Company V LLC and Frontier Trading Company VI LLC	25.56%	$21,036,365	11.01%	$8,559,112

Winton/Graham Series—
Frontier Trading Company II LLC	3.56%	$2,536,697	8.65%	$4,342,658

Frontier Long/Short Commodity Series—
Frontier Trading Company XIII, LLC	1.30%	$1,233,271	—	$—

Managed Futures Index Series—
Frontier Trading Company IX, LLC	26.23%	$1,117,433	22.66%	$770,967

Frontier Diversified Series—
Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company V LLC, Frontier Trading Company VI LLC and Frontier Trading Company VII, LLC	3.42%	$1,856,353	—	$—

Frontier Masters Series—
Frontier Trading Company I LLC and Frontier Trading Company II LLC	3.49%	$1,204,624	—	$—

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

The following tables summarize the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series and Frontier Masters Series equity in earnings from Trading Companies for the three months ended September 30, 2009, and 2008.

	Three Months Ended September 30, 2009				Three Months Ended September 30, 2008
Trading Company	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)

Balanced Series—
Frontier Trading Company II LLC	$(10,224)	$(655,732)	$1,276,175	$610,219	$(11,241)	$(1,212,751)	$(1,882,741)	$(3,106,733)

Frontier Trading Company VII, LLC	(545,362)	39,899,274	(39,744,068)	(390,156)	(173,863)	3,001,894	(1,223,038)	1,604,993

Total	$(555,586)	$39,243,542	$(38,467,893)	$220,063	$(185,104)	$1,789,143	$(3,105,779)	$(1,501,740)

Winton Series—
Frontier Trading Company II LLC	$(16,030)	$(898,583)	$2,016,056	$1,101,443	—	—	—	—

Campbell/Graham/ Tiverton Series—
Frontier Trading Company I LLC	$(12,413)	$(582,464)	$549,157	$(45,720)	$(12,006)	$1,190,705	$(304,010)	$874,689
Frontier Trading Company V LLC	(71,763)	1,844,101	958,366	2,730,704	—	—	—	—

Frontier Trading Company VI LLC	(9,764)	37,136	1,221,285	1,248,657	(7,497)	918,043	(1,698,097)	(787,551)

Total	$(93,940)	$1,298,773	$2,728,808	$3,933,641	$(19,503)	$2,108,748	$(2,002,107)	$87,138

Winton/Graham Series—
Frontier Trading Company II, LLC	$(8,935)	$(610,875)	$1,111,997	$492,187	$—	$—	$—	$—

Frontier Trading Company V LLC	—	—	—	—	(17,622)	(13,167,968)	11,549,742	(1,635,848)

Total	$(8,935)	$610,875	$1,111,997	$492,187	$(17,622)	$(13,167,968)	$11,549,742	$(1,635,848)

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

Frontier Long/Short Series—

Frontier Trading Company XIII, LLC–	$(2,617)	$(5,415)	$274,056	$266,024	—	—	—	—
Frontier Diversified Series—

Frontier Trading Company I LLC	$(25,344)	$(7,402)	$455,543	$422,797	—	—	—	—
Frontier Trading Company II LLC	(973)	(54,619)	126,120	70,528	—	—	—	—
Frontier Trading Company V LLC	(1,273)	33,738	19,003	51,468	—	—	—	—
Frontier Trading Company VI LLC	(1,102)	12,372	140,845	152,115	—	—	—	—
Frontier Trading Company VII, LLC	(50,306)	3,315,379	(3,299,554)	(34,481)

Frontier Trading Company XIII, LLC	$(313)	15,519	16,222	31,428	—	—	—	—

Total	$(79,311)	$3,314,987	$(2,541,821)	$693,855	—	—	—	—

Frontier Masters Series—
Frontier Trading Company I LLC	$(14,224)	$(63,434)	$567,498	$489,840	—	—	—	—
Frontier Trading Company II LLC	(1,938)	(86,439)	250,483	162,106	—	—	—	—

Total	$(16,162)	$(149,873)	$817,981	$651,946	—	—	—	—

Managed Futures Index Series—
Frontier Trading Company IX, LLC	$(3,313)	$(65,852)	$(17,148)	$(86,313)	$(1,178)	$(63,140)	$(61,722)	$(126,040)

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

The following tables summarize the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series and Frontier Masters Series equity in earnings from Trading Companies for the nine months ended September 30, 2009, and 2008.

	Nine Months Ended September 30, 2009				Nine Months Ended September 30, 2008
Trading Company	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)

Balanced Series—
Frontier Trading Company II LLC	$(23,472)	$(2,656,602)	$872,349	$(1,807,725)	$(27,064)	$(426,033)	$(1,018,940)	$(1,472,037)

Frontier Trading Company VII, LLC	(1,219,711)	25,863,431	(15,919,099)	8,724,621	(458,471)	(1,676,142)	11,651,421	9,516,808

Total	$(1,243,183)	$23,206,829	$(15,046,750)	$6,916,896	$(485,535)	$(2,102,175)	$10,632,481	$8,044,771

Winton Series—
Frontier Trading Company II LLC	$(23,033)	$(2,361,228)	$2,700,361	$316,100	$(38,401)	$6,765,536	$200,117	$6,927,252

Campbell/Graham/ Tiverton Series—
Frontier Trading Company I LLC	$(46,889)	$2,417,043	$(3,636,680)	$(1,266,526)	$(15,017)	$1,323,763	$79,205	$1,387,951
Frontier Trading Company V LLC	(106,342)	2,059,182	1,095,206	3,048,046	—	—	—	—

Frontier Trading Company VI LLC	(21,615)	(1,336,451)	903,580	(454,486)	(25,348)	596,068	780,353	1,351,073

Total	$(174,846)	$3,139,774	$(1,637,894)	$1,327,034	$(40,365)	$1,919,831	$859,558	$2,739,024

Winton/Graham Series—
Frontier Trading Company II LLC	$(20,399)	$(2,705,362)	$802,930	$(1,922,831)	$—	$—	$—	$—

Frontier Trading Company V LLC	(46,668)	(892,742)	(397,116)	(1,336,526)	(40,869)	(11,090,962	12,084,989	953,158

Total	$(67,067)	$(3,598,104)	$405,814	$(3,259,357)	$(40,869)	$(11,090,962)	$12,084,989	$953,158

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

Frontier Long/Short Series—

Frontier Trading Company XIII, LLC	$(5,776)	$(58,816)	$297,863	$233,271	—	—	—	—

Frontier Diversified Series—
Frontier Trading Company I LLC	$(30,082)	$(73,518)	$246,565	$142,965	—	—	—	—
Frontier Trading Company II LLC	(1,208)	(110,535)	211,913	100,170
Frontier Trading Company V LLC	(1,531)	25,408	9,685	33,562	—	—	—	—
Frontier Trading Company VI LLC	(1,366)	(88,709)	205,196	115,121	—	—	—	—
Frontier Trading Company VII, LLC	(62,761)	990,987	(895,119)	33,107	—	—	—	—

Frontier Trading Company XIII, LLC	(313)	15,519	16,222	31,428	—	—	—	—

Total	$(97,261)	$759,152	$(205,538)	$456,353	—	—	—	—

Frontier Masters Series—
Frontier Trading Company I LLC	$(18,100)	$(81,406)	$178,140	$78,634	—	—	—	—
Frontier Trading Company II LLC	(2,426)	(202,376)	430,792	225,990	—	—	—	—

Total	$(20,526)	$(283,782)	$608,932	$304,624	—	—	—	—

Managed Futures Index Series—
Frontier Trading Company IX, LLC	$(7,510)	$(260,261)	$(56,326)	$(324,097)	$(3,335)	$61,154	$(60,030)	$(2,211)

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

The statements of financial condition as of September 30, 2009, and December 31, 2008, for the unconsolidated Trading Companies are as follows:

Statements of Financial Condition—September 30, 2009	Frontier Trading Company II LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIII, LLC

Cash held at futures commission merchants	$14,310,085	$9,501,199	$1,380,043	$4,821,271

Open trade equity	5,105,956	2,808,808	4,116	910,012

Total assets	$19,416,041	$12,310,007	$1,384,159	$5,731,283

Members’ equity	$19,416,041	$12,310,007	$1,384,159	$5,731,283

Statements of Financial Condition—December 31, 2008	Frontier Trading Company V LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX, LLC

Cash held at futures commission merchants	$5,221,709	$6,271,352	$1,794,715
Open trade equity	(111,526)	109,880	203,419

Total assets	$5,110,183	$6,381,232	$1,998,134

Members’ equity	$5,110,183	$6,382,232	$1,998,134

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

The statements of income for the three and nine months ended September 30, 2009 for the unconsolidated Trading Companies are as follows:

Statements of Income—For the Three Months Ended September 30, 2009	Frontier Trading Company II LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIII, LLC

Interest income	$(17)	$392	$1,151	$—
Net realized gain (loss) on investments, less commissions	(2,344,349)	76,341	(138,585)	(8,999)
Change in open trade equity	4,780,831	2,973,249	(44,297)	838,460

Net income (loss)	$2,436,465	$3,049,982	$(181,731)	$829,461

Statements of Income—For the Nine Months Ended September 30, 2009	Frontier Trading Company II LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIII, LLC

Interest income	$11,216	$8,808	$4,089	$—
Net realized gain (loss) on investments, less commissions	(10,338,765)	(3,586,528)	(743,101)	(178,729)
Change in open trade equity	2,986,998	2,698,878	(199,302)	910,012

Net income (loss)	$(7,340,551)	$(878,842)	$(938,314)	$731,283

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

The following table summarizes the Balanced Series advances to and reductions from the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series of the Trust for the nine months ending September 30, 2009.

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

Balanced Series

Summary by Quarter

2009

	Currency Series	Frontier Diversified Series	Frontier Dynamic Series	Frontier Masters Series	Total
Inter-series receivables January 1, 2009	$14,679,460	$—	$—	$—	$14,679,460
Additions during period	—	—	—	—	—
Reduction during period	—	—	—	—	—
Earnings in investments in Inter-Series Receivables	(745,512)	—	—	—	(745,512)

Inter-series receivables March 31, 2009	$13,933,948	$—	$—	$—	$13,933,948
					—
Additions during period	—	35,000,000	30,000,000	28,000,000	93,000,000
Reduction during period	—	—	—	—	—
Earnings in investments in Inter-Series Receivables	(337,249)	(625,551)	(847,463)	(538,696)	(2,348,959)

Inter-series receivables June 30, 2009	$13,596,699	$34,374,449	$29,152,537	$27,461,304	$104,584,989

Additions during period	—	—	—	—	—
Reduction during period	—	—	—	—	—
Earnings in investments in Inter-Series Receivables	(506,280)	451,702	(26,501)	222,585	141,506

Inter-series receivables September 30, 2009	$13,090,419	$34,826,151	$29,126,036	$27,683,889	$104,726,495

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

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

The following table summarizes fees earned by the Managing Owner for the three and nine months ended September 30, 2009.

Series: Three Months	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified	$61,573	$238,385	$103,872	$37,029
Frontier Dynamic	—	175,075	—	19,136
Frontier Long/Short Commodity	756,119	84,684	394,978	355,681
Frontier Masters	114,063	173,101	—	22,973
Balanced	258,424	426,936	1,617,711	2,346,679
Campbell/Graham/Tiverton	577,342	101,597	218,702	537,325
Currency	38,751	31,210	—	72,949
Long Only Commodity	13,603	5,423	—	17,712
Managed Futures Index	21,711	5,491	—	10,670
Winton	328,132	76,757	—	387,216
Winton/Graham	438,658	76,851	256,842	367,929

Series: Nine Months	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified	$74,811	$287,854	$145,898	$42,281
Frontier Dynamic	—	218,030	—	23,633
Frontier Long/Short Commodity	2,056,185	259,232	1,660,433	1,083,458
Frontier Masters	139,150	212,853	9,073	27,199
Balanced	1,115,570	1,489,970	5,567,945	6,776,656
Campbell/Graham/Tiverton	1,677,638	319,092	216,562	1,606,061
Currency	120,235	110,991	—	236,328
Long Only Commodity	38,594	15,413	—	50,304
Managed Futures Index	56,805	14,694	—	31,533
Winton	1,049,242	255,442	(21,347)	1,249,973
Winton/Graham	1,093,344	207,959	251,038	1,031,526

The following table summarizes fees payable to the Managing Owner as of September 30, 2009.

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified	$17,273	$69,241	$85,313	$191
Frontier Dynamic	—	37,714	—	—
Frontier Long/Short Commodity	162,510	17,909	309,053	50,917
Frontier Masters	34,521	44,792	—	271
Balanced	100,975	81,078	1,075,207	248,181
Campbell/Graham/Tiverton	130,668	21,274	205,702	89,325
Currency	7,787	6,981	2,171	9,686
Long Only Commodity	4,562	1,771	—	4,807
Managed Futures Index	7,232	1,777	—	2,132
Winton	89,324	18,085	—	69,115
Winton/Graham	108,377	16,368	256,842	35,200

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

With respect to the service fees, the initial service fee (for the first 12 months) relating to a sale of the Units is prepaid by the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following the sale. Since the Managing Owner is prepaying the initial service fee for the first year and is being reimbursed for such payment by the Series monthly in arrears based upon a corresponding percentage of NAV, it bears the risk of the downside and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof which may result from variations in NAV over the following 12 months. For the nine months ended September 30, 2009, due to variations in NAVs, amounts paid or payable to the Managing Owner for the difference in monthly service fees from the prepaid initial service fees was $32,160 for the Balanced Series, $7,637 for the Campbell/Graham/Tiverton Series, $874 for the Managed Futures Index Series, $8,724 for the Winton Series, $$2,136 for the Diversified Series and $345 for the Masters Series. For the nine months ended September 30, 2009, amounts received or receivable from the Managing Owner for the difference in monthly service fees from prepaid initial service fees was $6,370 for the Winton/Graham Series, $3,880 from the Frontier Long/Short Commodity Series, $4,211 for the Currency Series, $7 for the Masters Series and $5,279 from the Long Only Commodity Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Campbell/Graham/Tiverton Series, Currency Series, Winton Series, and Winton/Graham Series. In addition, if interest rates fall below 0.75% (calculated daily based on each Series’ NAV), the Managing Owner will be paid the difference between the Trust’s annualized interest income allocated to the foregoing Series and 0.75%. For the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. During the nine months ended September 30, 2009, the Trust paid $7,959,941 of such interest income to the Managing Owner.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $1,275,479 for the nine months ended September 30, 2009. Additionally, The Bornhoft Group Corporation provides office space to the Managing Owner, prorates office expenses, and advances certain direct expenses on behalf of the Managing Owner. Under this agreement, the Managing Owner reimbursed The Bornhoft Group Corporation $340,784 for the nine months ended September 30, 2009.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $2,295,863 for the nine months ended September 30, 2009.

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

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

7. Financial Highlights

The following information presents the financial highlights of the Fund for the three months ended September 30, 2009 and 2008. This data has been derived from information presented in the financial statements.

	Balanced					Winton		Campbell/Graham/Tiverton
	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2009	$121.06	$108.14	$139.84	$118.73	$118.74	$117.44	$128.00	$102.03	$116.29
Net operating results:
Interest income	0.09	0.08	0.11	0.09	0.09	0.10	0.11	0.09	0.10
Expenses	(1.60)	(1.43)	(0.80)	(0.68)	(0.68)	(1.64)	(0.83)	(1.90)	(1.31)
Net gain/(loss) on investments, net of non-controlling interests	2.90	2.42	3.38	2.68	2.67	2.22	2.44	5.08	5.83
Net income	1.39	1.07	2.68	2.09	2.08	0.68	1.72	3.26	4.63
Net asset value, September 30, 2009	$122.45	$109.21	$142.52	$120.82	$120.82	$118.12	$129.72	$105.29	$120.92

Ratios to average net assets (3)
Net investment gain/(loss)	-5.03%	-5.03%	-2.01%	-2.01%	-1.00%	-5.32%	-2.29%	-8.65%	-4.96%
Expenses before incentive fees	3.72%	3.72%	0.69%	0.69%	0.34%	5.67%	2.63%	7.76%	4.07%
Expenses after incentive fees	5.34%	5.34%	2.31%	2.31%	1.16%	5.67%	2.63%	9.07%	5.38%
Total return before incentive fees (2)	1.53%	1.35%	2.28%	2.14%	2.93%	0.55%	1.31%	4.17%	5.05%
Total return after incentive fees (2)	1.13%	0.95%	1.87%	1.73%	2.52%	0.55%	1.31%	3.84%	4.72%

	Currency		Winton/Graham		Frontier Long/Short
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, June 30, 2009	$87.78	$101.24	$106.45	$122.30	$109.18	$120.52	$120.51	$97.53	$97.64
Net operating results:
Interest income	0.15	0.17	0.10	0.11	0.49	0.56	0.36	0.39	0.52
Expenses	(1.12)	(0.56)	(2.15)	(1.55)	(2.88)	(2.35)	(1.52)	(2.31)	(2.20)
Net gain/(loss) on investments, net of non-controlling interests	(2.94)	(3.38)	6.55	7.58	3.43	3.85	3.23	2.96	3.13
Net income	(3.91)	(3.77)	4.49	6.14	1.04	2.06	2.07	1.04	1.45
Net asset value, September 30, 2009	$83.87	$97.47	$110.94	$128.44	$110.22	$122.58	$122.58	$98.57	$99.09

Ratios to average net assets (3)
Net investment gain/(loss)	-4.63%	-1.59%	-7.72%	-4.68%	-9.37%	-6.13%	-3.07%	-4.68%	-3.07%
Expenses before incentive fees	5.33%	2.30%	6.40%	3.37%	8.70%	5.47%	2.73%	4.35%	2.73%
Expenses after incentive fees	5.33%	2.30%	8.08%	5.05%	11.27%	8.03%	4.02%	5.63%	4.02%
Total return before incentive fees (2)	-4.73%	-3.89%	4.60%	5.31%	1.66%	2.41%	3.08%	2.74%	1.77%
Total return after incentive fees (2)	-4.73%	-3.89%	4.18%	4.89%	1.02%	1.77%	2.44%	2.10%	1.13%

	Long Only		Managed Futures Index		Frontier Diversified		Frontier Dynamic		Frontier Masters
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2009	$75.13	$80.35	$120.81	$128.89	$98.11	$98.21	$97.07	$97.18	$97.97	$98.08
Net operating results:
Interest income	0.33	0.38	0.52	0.56	2.94	2.94	59.35	59.60	6.56	6.58
Expenses	(0.71)	(0.37)	(1.34)	(0.79)	(8.14)	(6.85)	(94.51)	(80.66)	(16.86)	(14.88)
Net gain/(loss) on investments, net of non-controlling interests	2.73	2.75	(2.26)	(2.41)	6.04	5.20	34.65	20.97	10.65	9.09
Net income	2.35	2.75	(3.08)	(2.65)	0.84	1.29	(0.51)	(0.09)	0.35	0.79
Net asset value, September 30, 2009	$77.48	$83.10	$117.73	$126.24	$98.95	$99.50	$96.56	$97.09	$98.32	$98.87

Ratios to average net assets (3)
Net investment gain/(loss)	-1.43%	0.00%	-2.77%	-0.74%	-10.58%	-7.92%	-72.54%	-43.26%	-21.12%	-16.95%
Expenses before incentive fees	2.65%	1.22%	4.51%	2.49%	12.98%	10.32%	194.96%	165.68%	34.57%	30.40%
Expenses after incentive fees	2.65%	1.22%	4.51%	2.49%	16.55%	13.89%	194.96%	165.68%	34.57%	30.40%
Total return before incentive fees (2)	2.22%	2.23%	-2.55%	-2.08%	4.12%	4.53%	-0.72%	-1.13%	3.93%	5.00%
Total return after incentive fees (2)	2.22%	2.23%	-2.55%	-2.08%	2.34%	2.75%	-0.72%	-1.13%	3.93%	5.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

Three Months Ended September 30, 2008

	Balanced				Winton
	Class 1	Class 1a	Class 2	Class 2a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2008	$115.47	$103.39	$129.43	$110.21	$127.68	$135.04
Net operating results:
Interest income	0.08	0.07	0.09	0.08	0.09	0.10
Expenses	(1.66)	(1.48)	(0.90)	(0.77)	(1.68)	(0.82)
Net gain/(loss) on investments, net of non-controlling interests	(0.85)	(0.80)	(0.96)	(0.85)	(8.31)	(8.80)
Net income	(2.43)	(2.21)	(1.77)	(1.54)	(9.90)	(9.52)
Net asset value, September 30, 2008	$113.04	$101.18	$127.66	$108.67	$117.78	$125.52

Ratios to average net assets (3)
Net investment gain/(loss)	-5.52%	-5.52%	-2.52%	-2.52%	-5.22%	-2.21%
Expenses before incentive fees	4.15%	4.15%	1.15%	1.15%	5.14%	2.14%
Expenses after incentive fees	5.81%	5.81%	2.81%	2.81%	5.52%	2.52%
Total return before incentive fees (2)	-1.66%	-1.71%	-0.90%	-0.82%	-8.09%	-7.32%
Total return after incentive fees (2)	-2.08%	-2.13%	-1.31%	-1.24%	-8.19%	-7.42%

	Campbell/Graham/Tiverton		Currency		Winton/Graham
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2008	$100.37	$111.07	$103.92	$116.31	$111.88	$124.72
Net operating results:
Interest income	0.08	0.08	0.10	0.12	0.07	0.08
Expenses	(1.85)	(1.23)	(1.31)	(0.60)	(1.54)	(0.82)
Net gain/(loss) on investments, net of non-controlling interests	(1.13)	(1.24)	(7.01)	(7.89)	(6.12)	(6.83)
Net income	(2.91)	(2.39)	(8.21)	(8.37)	(7.58)	(7.57)
Net asset value, September 30, 2008	$97.46	$108.68	$95.71	$107.94	$104.30	$117.15

Ratios to average net assets (3)
Net investment gain/(loss)	-7.19%	-4.19%	-4.66%	-1.66%	-5.45%	-2.46%
Expenses before incentive fees	6.76%	3.76%	5.06%	2.06%	5.79%	2.80%
Expenses after incentive fees	7.49%	4.49%	5.06%	2.06%	5.73%	2.74%
Total return before incentive fees (2)	-2.80%	-1.90%	-8.20%	-9.80%	-6.65%	-5.25%
Total return after incentive fees (2)	-2.99%	-2.09%	-8.20%	-9.80%	-6.63%	-5.24%

	Long Only		Long/Short		Managed Futures Index
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2008	$143.47	$150.46	$112.56	$120.69	$110.12	$115.46
Net operating results:
Interest income	0.55	0.57	0.47	0.51	0.47	0.49
Expenses	(1.15)	(0.55)	(2.28)	(1.58)	(1.15)	(0.65)
Net gain/(loss) on investments, net of non-controlling interests	(34.52)	(36.27)	(6.36)	(6.84)	(6.68)	(7.09)
Net income	(35.13)	(36.25)	(8.17)	(7.91)	(7.36)	(7.25)
Net asset value, September 30, 2008	$108.34	$114.21	$104.39	$112.78	$102.76	$108.21

Ratios to average net assets (3)
Net investment gain/(loss)	-1.93%	0.06%	-6.66%	-3.67%	-2.55%	-0.55%
Expenses before incentive fees	3.68%	1.69%	6.98%	3.98%	4.31%	2.31%
Expenses after incentive fees	3.68%	1.69%	8.41%	5.42%	4.31%	2.31%
Total return before incentive fees (2)	-27.99%	-28.06%	-7.13%	-5.91%	-5.89%	-7.00%
Total return after incentive fees (2)	-27.99%	-28.06%	-7.49%	-6.27%	-5.89%	-7.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

The following information presents the financial highlights of the Fund for the nine months ended September 30, 2009 and 2008. This data has been derived from information presented in the financial statements.

	Balanced					Winton		Campbell/Graham/Tiverton
	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2008 or beginning of operations	$125.17	$112.09	$142.44	$121.30	$121.97	$130.41	$140.04	$110.54	$124.14
Net operating results:
Interest income	0.23	0.20	0.26	0.22	0.22	0.54	0.59	0.35	0.39
Expenses	(5.36)	(4.79)	(2.99)	(2.54)	(2.51)	(5.09)	(2.55)	(5.24)	(3.26)
Net gain/(loss) on investments, net of non-controlling interests	2.41	1.71	2.82	1.84	1.14	(7.74)	(8.36)	(0.36)	(0.36)
Net income	(2.72)	(2.88)	0.08	(0.48)	(1.15)	(12.29)	(10.32)	(5.25)	(3.22)
Net asset value, September 30, 2009	$122.45	$109.21	$142.52	$120.82	$120.82	$118.12	$129.72	$105.29	$120.92

Ratios to average net assets (3)
Net investment gain/(loss)	-5.58%	-5.58%	-2.58%	-2.58%	-5.88%	-4.98%	-1.98%	-6.96%	-3.59%
Expenses before incentive fees	3.90%	3.90%	0.90%	0.90%	2.05%	5.61%	2.61%	7.05%	3.68%
Expenses after incentive fees	5.83%	5.83%	2.83%	2.83%	6.43%	5.57%	2.57%	7.45%	4.08%
Total return before incentive fees (2)	-0.94%	-1.41%	1.28%	0.80%	2.21%	-10.23%	-7.90%	-5.23%	-2.56%
Total return after incentive fees (2)	-2.38%	-2.85%	-0.16%	-0.65%	0.77%	-10.19%	-7.86%	-5.53%	-2.86%

	Currency		Winton/Graham		Frontier Long/Short
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2008 or beginning of operations	$96.19	$109.30	$116.18	$131.49	$100.39	$109.28	$122.70	$100.00	$100.00
Net operating results:
Interest income	0.38	0.44	0.37	0.42	1.52	1.71	1.12	1.21	1.62
Expenses	(3.55)	(1.78)	(5.33)	(3.30)	(8.85)	(7.27)	(4.75)	(7.05)	(6.86)
Net gain/(loss) on investments, net of non-controlling interests	(9.15)	(10.48)	(0.28)	(0.18)	17.15	18.85	3.51	4.41	4.33
Net income	(12.32)	(11.83)	(5.24)	(3.05)	9.83	13.30	(0.12)	(1.43)	(0.91)
Net asset value, September 30, 2009	$83.87	$97.47	$110.94	$128.44	$110.22	$122.58	$122.58	$98.57	$99.09

Ratios to average net assets (3)
Net investment gain/(loss)	-4.77%	-1.77%	-6.03%	-3.04%	-9.48%	-6.39%	-14.53%	-9.48%	-6.39%
Expenses before incentive fees	5.34%	2.34%	5.92%	2.92%	7.96%	4.87%	11.07%	7.96%	4.87%
Expenses after incentive fees	5.34%	2.34%	6.48%	3.48%	11.45%	8.36%	19.01%	11.45%	8.36%
Total return before incentive fees (2)	-14.01%	-11.62%	-4.01%	-2.36%	12.67%	13.95%	1.70%	4.38%	3.29%
Total return after incentive fees (2)	-14.01%	-11.62%	-4.43%	-2.78%	10.06%	11.34%	-0.91%	1.77%	0.68%

	Long Only		Managed Futures Index		Frontier Diversified		Frontier Dynamic		Frontier Masters
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2008 or beginning of operations	$70.31	$74.46	$132.18	$139.70	$100.00	$100.00	$100.00	$100.00	$100.00	$100.00
Net operating results:
Interest income	0.93	1.05	1.55	1.64	4.41	4.42	153.15	134.74	22.70	22.42
Expenses	(1.97)	(1.02)	(4.01)	(2.30)	(12.59)	(10.76)	(245.77)	(183.58)	(59.55)	(52.09)
Net gain/(loss) on investments, net of non-controlling interests	8.21	8.61	(11.99)	(12.81)	7.14	5.84	89.19	45.93	35.17	28.54
Net income	7.17	8.64	(14.45)	(13.46)	(1.05)	(0.50)	(3.44)	(2.91)	(1.68)	(1.13)
Net asset value, September 30, 2009	$77.48	$83.10	$117.73	$126.24	$98.95	$99.50	$96.56	$97.09	$98.32	$98.87

Ratios to average net assets (3)
Net investment gain/(loss)	-1.48%	0.04%	-2.67%	-0.67%	-26.57%	-20.53%	-171.22%	-102.60%	-52.92%	-43.14%
Expenses before incentive fees	2.80%	1.29%	4.37%	2.36%	30.88%	24.84%	454.30%	385.68%	83.62%	73.84%
Expenses after incentive fees	2.80%	1.29%	4.37%	2.36%	40.87%	34.83%	454.30%	385.68%	85.52%	75.74%
Total return before incentive fees (2)	7.80%	8.36%	-11.11%	-8.29%	6.02%	6.53%	-1.58%	-2.40%	5.42%	6.70%
Total return after incentive fees (2)	7.80%	8.36%	-11.11%	-8.29%	2.90%	3.41%	-1.58%	-2.40%	4.82%	6.11%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

Nine Months Ended September 30, 2008

	Balanced				Winton
	Class 1	Class 1a	Class 2	Class 2a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2007	$101.46	$90.90	$112.00	$95.47	$113.83	$118.61
Net operating results:
Interest income	0.43	0.39	0.48	0.41	0.45	0.47
Expenses	(7.19)	(6.43)	(5.28)	(4.51)	(8.04)	(5.57)
Net gain/(loss) on investments, net of non-controlling interests	18.34	16.32	20.46	17.30	11.54	12.01
Net income	11.58	10.28	15.66	13.20	3.95	6.91
Net asset value, September 30, 2008	$113.04	$101.18	$127.66	$108.67	$117.78	$125.52

Ratios to average net assets (3)
Net investment gain/(loss)	-8.28%	-8.28%	-5.26%	-5.26%	-8.31%	-5.31%
Expenses before incentive fees	4.33%	4.33%	1.31%	1.31%	5.07%	2.07%
Expenses after incentive fees	8.81%	8.81%	5.79%	5.79%	8.80%	5.80%
Total return before incentive fees (2)	13.97%	13.72%	16.36%	14.51%	3.56%	8.32%
Total return after incentive fees (2)	10.62%	10.37%	13.00%	11.16%	0.77%	5.53%

	Campbell/Graham/Tiverton		Currency		Winton/Graham
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2007	$91.90	$100.20	$100.66	$111.00	$95.04	$104.37
Net operating results:
Interest income	0.36	0.39	0.55	0.61	0.29	0.33
Expenses	(6.33)	(4.59)	(4.01)	(1.89)	(7.34)	(5.58)
Net gain/(loss) on investments, net of non-controlling interests	11.53	12.68	(1.49)	(1.79)	16.31	18.04
Net income	5.56	8.48	(4.95)	(3.06)	9.26	12.78
Net asset value, September 30, 2008	$97.46	$108.68	$95.71	$107.94	$104.30	$117.15

Ratios to average net assets (3)
Net investment gain/(loss)	-8.31%	-5.30%	-4.50%	-1.48%	-8.93%	-5.98%
Expenses before incentive fees	6.38%	3.36%	5.21%	2.20%	5.69%	2.74%
Expenses after incentive fees	8.81%	5.80%	5.21%	2.20%	9.30%	6.35%
Total return before incentive fees (2)	7.56%	9.80%	-6.04%	-13.94%	3.26%	2.24%
Total return after incentive fees (2)	5.74%	7.98%	-6.04%	-13.94%	0.56%	-0.46%

	Long Only		Long/Short		Managed Futures Index
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2007	$110.79	$115.04	$101.47	$107.19	$100.59	$104.42
Net operating results:
Interest income	1.76	1.82	1.51	1.62	1.45	1.52
Expenses	(3.54)	(1.71)	(8.62)	(6.60)	(3.48)	(1.96)
Net gain/(loss) on investments, net of non-controlling interests	(0.67)	(0.94)	10.02	10.57	4.20	4.23
Net income	(2.45)	(0.83)	2.92	5.59	2.17	3.79
Net asset value, September 30, 2008	$108.34	$114.21	$104.39	$112.78	$102.76	$108.21

Ratios to average net assets (3)
Net investment gain/(loss)	-1.89%	0.11%	-8.76%	-5.75%	-2.53%	-0.52%
Expenses before incentive fees	3.77%	1.76%	6.63%	3.62%	4.33%	2.33%
Expenses after incentive fees	3.77%	1.76%	10.62%	7.62%	4.33%	2.33%
Total return before incentive fees (2)	-4.23%	-30.58%	2.99%	2.21%	-1.60%	-0.45%
Total return after incentive fees (2)	-4.23%	-30.58%	0.00%	-0.78%	-1.60%	-0.45%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). It does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

value of the Trust’s derivatives by instrument type as of September 30, 2009 and December 31, 2008 is included in the Condensed Schedules of Investments. See note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the nine months ended September 30, 2009, the monthly average of futures contracts bought for the Trust was approximately 118,700 and sold for the Trust was approximately 114,800. The following table summarizes the trading revenue for the three months and nine months ended September 30, 2009 approximately by sector:

Realized Trading Revenue from Futures and Forwards and Options for the Three Months Ended September 30, 2009 (1)

Type of contract	Frontier Long/Short Series	Balanced Series	Currency Series	Winton/Graham Series

Metals	$3,712,916	$412,579	$—	$557,289
Currencies	271,636	(171,014)	(103,475)	(367,998)
Energies	46,822,429	(680,213)	—	(968,939)
Agriculturals	2,183,737	(174,313)	—	425,314
Interest rates	(141,718)	(1,271,066)	—	(1,479,451)
Stock indices	457,171	1,710,455	—	5,976,507

Realized trading income/(loss)(2)	$53,306,171	$(173,572)	$(103,475)	$4,142,722

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

Realized Trading Revenue from Futures and Forwards and Options for the Nine Months Ended September 30, 2009 (1)

Type of contract	Frontier Dynamic Series	Frontier Long/Short Series	Balanced Series	Campbell/Graham/ Tiverton Series

Metals	—	$14,703,688	$(15,145,761)	$(523,662)
Currencies	$15	1,327,231	5,263,619	1,073,618
Energies	—	17,716,577	(15,384,679)	(185,872)
Agriculturals	—	5,083,309	10,551,983	(1,331,375)
Interest rates	—	269,751	(27,683,526)	(249,380)
Stock indices	—	2,522,627	50,231,587	(400,807)

Realized trading income/(loss)(2)	$15	$41,623,183	$7,833,223	$(1,617,478)

Type of contract	Currency Series	Winton Series	Winton/Graham Series

Metals	—	$(349,440)	$336,567
Currencies	(190,562)	(2,603,191)	446,430
Energies	—	(447,390)	(1,592,428)
Agriculturals	—	(12,665)	(599,144)
Interest rates	—	(558,286)	(2,399,818)
Stock indices	—	(714,027)	8,400,708

Realized trading income/(loss)(2)	$(190,562)	$(4,684,999)	$4,592,315

(1)	The Frontier Diversified Series, Frontier Masters Series and Managed Futures Index Series participate in trading activities through equity in earnings/(loss) from trading companies. The Long Only Commodity Series participates in trading activities through realized gain/(loss) on swap contracts. Campbell/Graham/Tiverton Series deconsolidated Frontier Trading Company V LLC as of April 23, 2009, and thereafter participates in trading activities through equity in earnings/(loss) from trading companies. Winton Series deconsolidated Frontier Trading Company II LLC as of May 28, 2009, and thereafter participates in trading activities through equity in earnings/(loss) from Frontier Trading Company II LLC.
(2)	In the Statements of Operations under Net realized gain/(loss) on futures and forwards.

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

Net Change in Open Trade Equity from Futures and Forwards and Options for the Three Months Ended September 30, 2009 (1)

Type of contract	Frontier Long/Short Series	Balanced Series	Currency Series	Winton/Graham Series

Metals	$(2,321,541)	$5,088,525	—	$39,998
Currencies	124,871	1,396,165	32,902	1,337,836
Energies	(46,210,400)	(438,636)	—	(51,500)
Agriculturals	(3,205,966)	2,452,611	—	423,249
Interest rates	(51,203)	3,137,589	—	490,810
Stock indices	504,104	(141,171)	—	(253,042)

Unrealized trading income/(loss)(2)	$(51,160,135)	$11,495,083	$32,902	$1,987,351

Net Change in Open Trade Equity from Futures and Forwards

for the Nine Months Ended September 30, 2009 (1)

Type of contract	Frontier Long/Short Series	Balanced Series	Campbell/Graham/ Tiverton Series

Metals	$(15,266,759)	$(1,313,660)	$86,477
Currencies	(141,274)	(2,502,114)	(970,417)
Energies	(4,420,641)	(364,540)	121,454
Agriculturals	(1,321,448)	1,497,641	(150,188)
Interest rates	117,652	344,151	246,961
Stock indices	385,273	757,903	(94,518)

Unrealized trading income/(loss)(2)	$(20,647,197)	$(1,580,619)	$(760,231)

Type of contract	Currency Series	Winton Series	Winton/Graham Series

Metals	—	$(2,294,483)	$(16,595)
Currencies	7,757	1,977,629	1,780,673
Energies	—	(60,860)	(119,397)
Agriculturals	—	1,048,578	468,525
Interest rates	—	(4,484,327)	288,675
Stock indices	—	204,656	(168,665)

Unrealized trading income/(loss)(2)	$7,757	$(3,608,807)	$2,233,216

(1)	The Frontier Diversified Series, Frontier Masters Series and Managed Futures Index Series participate in trading activities through equity in earnings/(loss) from trading companies. The Long Only Commodity Series participates in trading activities through realized gain/(loss) on swap contracts. Campbell/Graham/Tiverton Series deconsolidated Frontier Trading Company V LLC as of April 23, 2009, and thereafter participates in trading activities through equity in earnings/(loss) from trading companies. Winton Series deconsolidated Frontier Trading Company II LLC as of May 28, 2009, and thereafter participates in trading activities through equity in earnings/(loss) from Frontier Trading Company II LLC.
(2)	In the Statements of Operations under Net change in open trade equity.

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

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

The Frontier Fund

Notes to Financial Statements—(Continued)

As of September 30, 2009 (Unaudited)

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

The Trust, with respect to each Series of Units, engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments (including Swaps) and may, from time to time, engage in cash and spot transactions and allocates funds to an affiliated limited liability trading company (each a “Trading Company”). Each Trading Company has one-year renewable contracts with its own independent Trading Advisor(s) that will manage all or a portion of the applicable Trading Company’s assets, and make the trading decisions for the assets of each Series vested in such Trading Company (other than the Frontier Dynamic and the Long Only Commodity Series which allocate assets only to Swaps). The assets of each Trading Company will be segregated from the assets of each other Trading Company. The Trust has an investment objective of increasing the value of the Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies).

As of September 30, 2009 the Trust had eleven separate Series of Units issued and outstanding: the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Campbell/Graham/Tiverton Series, Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series. Each Series of Units has between three and six separate classes issued and/or outstanding—Class 1, Class 2, Class 3, Class 1a, Class 2a, and Class 3a.

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

Allocation of Trading Profits or Losses—Each Series of the Trust has three or six classes of Units – Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a). All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that Class 1 and 1a Units of each Series bear certain expenses related to the servicing of such Units. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading profits and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3 and Class 3a Units based on each Class’ respective owners’ capital balances.

Each Series allocates funds to a Trading Company, or Trading Companies, which allocate all of their daily trading profits or losses to the Series in proportion to each Series’ funds allocated to the Trading Company, adjusted on a daily basis. As of September 30, 2009, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Trading Companies.

Interest Income—Interest income from all sources, including assets held at clearing brokers and cash and cash equivalents held at banks, is aggregated and allocated across all Series in proportion to their daily NAV, including the effects of inter-series advances and excluding non-controlling interests.

In applying these policies, the Managing Owner may make judgments that can frequently require estimates about matters that are inherently uncertain.

Investment Transactions and Valuation

The Managing Owner has evaluated the nature and type of transactions processed and estimates that it makes in preparing the Trust’s financial statements and related disclosures and has adopted ASC 820, and implemented the framework for measuring fair value for assets and liabilities.

The Trust utilizes valuation techniques that are consistent with the market approach per the requirement of FASB ASC 820 for the valuation of futures (exchange traded) contracts, currencies, forward (non-exchange traded) contracts, swap contracts and other non-cash assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Trust applies the valuation techniques in a consistent manner for each asset or liability. The Trust records all investments at fair value in its Statement of Financial Condition, with changes in fair value reported as a component of realized and unrealized gain/(loss) on investments in the Statements of Operations.

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

In addition, the Trust monitors counterparty credit risk and incorporates any identified risk factors when assigning input levels to underlying financial assets or liabilities. In that regard ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical financial assets and the lowest priority to unobservable inputs. A full disclosure of the fair value hierarchy is presented in Note 3 of the financial statements—Fair Value Measurements.

Custom Time Deposits and Certificates of Deposit

Custom time deposits and certificates of deposit are allocated to each Series based on the Series’ percentage ownership in the pooled cash management assets as of the reporting date. The Trust values the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.23 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to fair value measurements under ASC 820. The Trust values the certificates of deposit at face value plus accrued interest and reports these instruments as Level 2 inputs under ASC 820.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At September 30, 2009, cash deposited at the clearing brokers was $47,198,942 for the Frontier Long/Short Commodity Series, $46,467,881 for the Balanced Series, $477,496 for the Currency Series and $16,159,866 for the Winton/Graham Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each week. Currently, this amount is estimated to be 0.20%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the United States, or by a person controlled by or supervised by and acting as an instrumentality of the government of the United States pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Campbell/Graham/Tiverton Series, Currency Series, Winton Series, and Winton/Graham Series. For the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 20% of the Trust’s assets are expected to be committed as required margin for futures contracts and forward and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held in either U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds, and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. Federally chartered banks. As of September 30, 2009, total cash and cash equivalents (including cash payables to other Series) and custom time deposits held at banking institutions were $39,948,164 for the Frontier Diversified Series, $15,140,702 for the Frontier Dynamic Series, $43,857,769 for the Frontier Long/Short Commodity Series, $21,310,230 for the Frontier Masters Series $127,349,356 for the Balanced Series, $51,355,575 for the Campbell/Graham/Tiverton Series, $14,941,183 for the Currency Series, $3,166,098 for the Long Only Commodity Series, $2,661,600 for the Managed Futures Index Series, $48,865,234 for the Winton Series and $42,818,993 for the Winton/Graham Series.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Frontier Diversified Series

The Frontier Diversified Series began trading operations on June 9, 2009. The Frontier Diversified Series – Class 1 Net Asset Value gained 0.9% for the three months ended September 30, 2009, net of fees and expenses; the Frontier Diversified Series – Class 2 Net Asset Value gained 1.3% for the three months ended September 30, 2009, net of fees and expenses.

For the three months ended September 30, 2009, the Frontier Diversified Series recorded a net gain on investments of $416,034, net interest of $173,574, and total expenses of $440,859, resulting in a net decrease in Owners’ capital from operations of $148,749.

Please see additional discussion under “Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008 – Frontier Diversified Series.”

Frontier Dynamic Series

The Frontier Dynamic Series began trading operations on June 9, 2009. The Frontier Dynamic Series – Class 1 Net Asset Value lost 0.5% for the three ended September 30, 2009, net of fees and expenses; the Frontier Dynamic Series – Class 2 Net Asset Value lost 0.1% for the three months ended September 30, 2009, net of fees and expenses.

For the three months ended September 30, 2009 the Frontier Dynamic Series recorded a net gain on investments of $63,150, net interest of $129,833, and total expenses of $194,841, resulting in a net decrease in Owners’ capital from operations of $1,858.

Please see additional discussion under “Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008 – Frontier Dynamic Series.”

Frontier Long/Short Commodity Series

The Frontier Long/Short Commodity Series – Class 1 Net Asset Value gained 1.0% and lost 7.3%, respectively, for the three months ended September 30, 2009 and 2008, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2 Net Asset Value gained 1.7% and lost 6.6%, respectively, for the three months ended September 30, 2009 and 2008, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 Net Asset Value gained 1.7% for the three months ended September 30, 2009, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 1a Net Asset Value gained 1.1% for the three months ended September 30, 2009, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a Net Asset Value gained 1.5% for the three months ended September 30, 2009, net of fees and expenses. For the three months ended September 30, 2009, the Frontier Long/Short Commodity Series recorded net gain on investments of $1,658,892, net interest of $292,640, and total expenses of $1,591,462, resulting in a net increase in Owners’ capital from operations of $784,707 after non-controlling interests of $424,637. For the three months ended September 30, 2008, the Long/Short Commodity Series recorded net loss on investments of $1,811,288, net interest of $262,117, and total expenses of $1,196,021, resulting in a net decrease in Owners’ capital from operations of $4,350,185 after non-controlling interests of ($1,604,993).

The Frontier Long/Short Commodity Series was previously designated as the “Long/Short Commodity Series.” The Long/Short Commodity Series was renamed the Frontier Long/Short Commodity Series in May 2009.

Please see additional discussion under “Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008 – Frontier Long/Short Commodity Series.”

Frontier Masters Series

The Frontier Masters Series began trading operations on June 9, 2009. The Frontier Masters Series – Class 1 Net Asset Value gained 0.4% for the three months ended September 30, 2009, net of fees and expenses; the Frontier Masters Series – Class 2 Net Asset Value gained 0.8% for the three months ended September 30, 2009, net of fees and expenses.

For the three months ended September 30, 2009 the Frontier Masters Series recorded a net gain on investments of $265,945, net interest of $127,057, and total expenses of $310,137, resulting in a net increase in Owners’ capital from operations of $82,865.

Please see additional discussion under “Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008 – Frontier Masters Series.”

Balanced Series

The Balanced Series – Class 1 Net Asset Value gained 1.1% and lost 2.1%, respectively, for the three months ended September 30, 2009 and 2008, net of fees and expenses; the Balanced Series – Class 1a Net Asset Value gained 1.0% and lost 2.1%, respectively, for the three months ended September 30, 2009 and 2008, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value gained 1.9% and lost 1.4%, respectively, for the three months ended September 30, 2009 and 2008, net of fees and expenses; the Balanced Series – Class 2a Net Asset Value gained 1.8% and lost 1.4%, respectively, for the three months ended September 30, 2009 and 2008, net of fees and expenses; the Balanced Series – Class 3a Net Asset Value gained 1.8% for the three months ended September 30, 2009, net of fees and expenses.

For the three months ended September 30, 2009, the Balanced Series recorded net gain on investments of $11,975,473, net interest of $304,459, and total expenses of $4,649,750, resulting in a net decrease in Owners’ capital from operations of $5,151,354 after non-controlling interests of ($2,478,828). For the three months ended September 30, 2008, the Balanced Series recorded net loss on investments of $1,900,571, net interest of $196,535, and total expenses of $3,590,581, resulting in a net decrease in Owners’ capital from operations of $5,255,715 after non-controlling interests of $38,902.

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

Please see additional discussion under “Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008 – Balanced Series.”

Campbell/Graham/Tiverton Series

The Campbell/Graham/Tiverton Series – Class 1 Net Asset Value gained 3.2% and lost 2.9%, respectively, for the three months ended September 30, 2009 and 2008, net of fees and expenses; the Campbell/Graham/Tiverton Series – Class 2 Net Asset Value gained 4.0% and lost 2.2%, respectively for the three months ended September 30, 2009 and 2008, net of fees and expenses.

For the three months ended September 30, 2009, the Campbell/Graham/Tiverton Series recorded net gain on investments of $4,010,009, net interest of $70,057, and total expenses of $1,434,966, resulting in a net increase in Owners’ capital from operations of $2,645,100. For the three months ended September 30, 2008, the Campbell/Graham/Tiverton Series recorded net loss on investments of $1,334,389, net interest of $50,305, and total expenses of $1,191,731, resulting in a net decrease in Owners’ capital from operations of $1,902,748 after non-controlling interests of 573,067.

The Campbell/Graham/Tiverton Series was previously designated as the “Campbell/Graham Series,” and trading for the Series was directed only by Campbell and Graham. The Campbell/Graham Series was renamed the “Campbell/Graham/Tiverton Series” in May 2008 and Tiverton was added as a Trading Advisor to the Series on June 2, 2008.

Please see additional discussion under “Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008 – Campbell/Graham/Tiverton Series.”

Currency Series

The Currency Series – Class 1 Net Asset Value lost 4.5% and 7.9%, respectively, for the three months ended September 30, 2009 and 2008, net of fees and expenses; the Currency Series – Class 2 Net Asset Value lost 3.7% and 7.2%, respectively for the three months ended September 30, 2009 and 2008, net of fees and expenses.

For the three months ended September 30, 2009, the Currency Series recorded net loss on investments of $434,040, net interest of $21,513, and total expenses of $142,910, resulting in a net decrease in Owners’ capital from operations of $555,437. For the three months ended September 30, 2008, the Currency Series recorded net loss on investments of $1,096,028, net interest of $15,163, and total expenses of $171,624, resulting in a net decrease in Owners’ capital from operations of $1,252,489.

All commodity interest positions of the Currency Series during 2009 were within the Currencies sector.

Please see additional discussion under “Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008 – Currency Series.”

Long Only Commodity Series

The Long Only Commodity Series – Class 1 Net Asset Value gained 3.1% and lost 24.5%, respectively, for the three months ended September 30, 2009 and 2008, net of fees and expenses; the Long Only Commodity Series – Class 2 Net Asset Value gained 3.4% and lost 24.1% respectively, for the three months ended September 30, 2009 and 2008, net of fees and expenses.

For the three months ended September 30, 2009, the Long Only Commodity Series recorded net gain on investments of $156,775, net interest of $19,060, and total expenses of $36,738, resulting in a net increase in Owners’ capital from operations of $139,097. For the three months ended September 30, 2008, the Long Only Commodity Series recorded net loss on investments of $1,986,414, net interest of $31,699, and total expenses of $61,887, resulting in a net decrease in Owners’ capital from operations of $2,016,602.

Please see additional discussion under “Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008 – Long Only Commodity Series.”

Managed Futures Index Series

The Managed Futures Index Series – Class 1 Net Asset Value lost 2.5% and 6.7%, respectively, for the three months ended September 30, 2009 and 2008, respectively, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value lost 2.1% and 6.3%, respectively, for the three months ended September 30, 2009 and 2008, net of fees and expenses.

For the three months ended September 30, 2009, the Managed Futures Index Series recorded a net loss on investments of $82,380, net interest of $19,088, and total expenses of $37,872, resulting in a net decrease in Owners’ capital from operations of $101,164. For the three months ended September 30, 2008 the Managed Futures Index Series recorded a net loss on investments of $113,530, net interest of $8,831, and total expenses of $18,911, resulting in a net decrease in Owners’ capital from operations of $123,610.

Please see additional discussion under “Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008 – Managed Futures Index Series.”

Winton Series

The Winton Series – Class 1 Net Asset Value gained 0.6% and lost 7.8%, respectively, for the three months ended September 30, 2009 and 2008, net of fees and expenses; the Winton Series – Class 2 Net Asset Value gained 1.3% and lost 7.0%, respectively, for the three months ended September 30, 2009 and 2008, net of fees and expenses.

For the three months ended September 30, 2009, the Winton Series recorded net gain on investments of $1,155,872, net interest of $53,124, and total expenses of $792,105, resulting in a net increase in Owners’ capital from operations of $416,891. For the three months ended September 30, 2008, the Winton Series recorded net loss on investments of $9,100,037 net interest of $54,392, and total expenses of $914,369, resulting in a net decrease in Owners’ capital from operations of $5,790,500 after non-controlling interests of 4,169,514.

Please see additional discussion under “Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008 – Winton Series.”

Winton/Graham Series

The Winton/Graham Series – Class 1 Net Asset Value gained 4.2% and lost 6.8%, respectively, for the three months ended September 30, 2009 and 2008, net of fees and expenses; the Winton/Graham Series – Class 2 Net Asset Value gained 5.0% and lost 6.1%, respectively for the three months ended September 30, 2009 and 2008, net of fees and expenses.

For the three months ended September 30, 2009, the Winton/Graham Series recorded net gain on investments of $6,524,420, net interest of $55,724, and total expenses of $1,140,280, resulting in a net increase in Owners’ capital from operations of $2,657,692 after non-controlling interests of ($2,782,172). For the three months ended September 30, 2008, the Winton/Graham Series recorded net loss on investments of $1,456,705, net interest of $20,175, and total expenses of $351,927, resulting in a net decrease in Owners’ capital from operations of $1,788,457.

The Winton/Graham Series was previously designated as the “Graham Series,” and trading for the Series was directed only by Graham. The Graham Series was renamed the “Winton/Graham Series” in May 2008 and Winton was added as a Trading Advisor to the Series on June 18, 2008. Please see additional discussion under “Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008 – Winton/Graham Series.”

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Market Conditions for Nine Months Ended September 30, 2009

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

July 2009

Interest Rates

Interest rate futures on both sides of the Atlantic finished mixed to slightly up after a range-bound performance in July. Health care dominated the debate in the U.S., and there was little financial news to push the market one way or the other.

Currencies

The U.S. Dollar weakened in July. The US Dollar Index, which measures the performance of the U.S. Dollar against a basket of currencies, finished down 2.2%. The Euro strengthened against the U.S. Dollar, finishing higher by 1.6%. The British Pound continued to strengthen against the U.S. Dollar, up 1.6% for the month. In spite of volatile energy prices, both the Australian and Canadian Dollars also continued climbing against their U.S. counterpart, finishing up 3.7% and 7.9%, respectively. The Japanese Yen finished the month up 1.8% against the U.S. Dollar.

Stock Indices

Stock markets around the world were generally strong in July. The DJIA finished the month higher by 8.6% for the month. The NASDAQ Composite Index gained 8.5% while the S&P 500 Index finished the month up by 7.4%. All major European stock indices strengthened in July. FTSE index futures finished up 7.9%, CAC-40 futures gained 8.7% and DAX index futures finished higher by 10.7% for the month.

Energy

After a volatile month, the energy complex finished little changed in July. Crude oil and heating oil futures for September delivery lost 2.0% and 0.3%, respectively, while gasoline futures gained 6.1% for the month. Natural gas futures for September delivery finished lower by 8.3% in July.

Metals

Gold futures for December delivery strengthened during the month, finishing higher by 2.8%, settling at $956/oz. Silver futures for September delivery finished the month higher as well, up 2.5%. Palladium finished higher by 5.4% and platinum gained 2.4%. Copper futures continued to climb, finishing up +15.5% for the month.

Agriculturals

Corn and wheat futures dropped during the month, down 4.8% and 2.3%, respectively. After a volatile month, the soybean complex finished little changed. After a dramatic drop in June, coffee strengthened, gaining 6.6%.

August 2009

Interest Rates

After falling earlier in the month, interest rate futures on both sides of the Atlantic recovered. While European rate futures finished little changed, American futures continued climbing to close out August significantly higher, especially those at the shorter end of the curve.

Currencies

Both the U.S. Dollar and the Euro traded in tight ranges throughout August. The British Pound weakened slightly against the U.S. Dollar, down 2.6% for the month. The Japanese Yen also weakened, finishing down 1.6% against the U.S. Dollar.

Stock Indices

Stock markets around the world took a breather to consolidate the gains from July, and generally finished August somewhat higher than the month before. The DJIA finished the month higher by 3.5%. The NASDAQ Composite Index gained 1.5% while the S&P 500 Index finished the month up by 3.4%. Some of the major European stock indices were more volatile in August, with FTSE index futures finishing up 7.6% and CAC-40 futures gaining 7.3%. DAX index futures finished higher by 2.5% for the month.

Energy

Energy prices fell slightly in August, with October crude prices down 1.7%. Heating oil and gasoline futures were also down, 2.9% and 4.7%, respectively. The big mover of the month was natural gas prices due to healthy supplies and a relatively cool summer, were down 24%.

Metals

Gold futures for December delivery remained in a tight trading range during the month, finishing almost unchanged at $953/oz. Silver futures for December delivery finished the month higher, up 6.8%. Palladium finished higher by 10.4% and platinum gained 2.5%. Copper futures continued to climb, finishing up 7.5% for the month.

Agriculturals

After starting the month with a rally, corn and wheat futures continued to fall, down 5.7% and 10.3%, respectively. The soybean complex had another volatile month but finished little changed.

September 2009

Interest Rates

Recent data suggests that economic activity has picked up to some extent. Financial markets have improved and activity in the housing sector has increased. However, businesses are still cutting back on fixed investment and staffing, though at a slower pace. Interest rate futures, across the curve and on both sides of the Atlantic, finished higher for the month.

Currencies

The U.S. Dollar index dropped during the month, finishing down 1.9%. The Euro strengthened against the U.S. Dollar, up 2.1% for the month. The Canadian Dollar and the Australian Dollar strengthened against their U.S. counterpart as well, finishing up 2.3% and 4.6%, respectively. The British Pound continued to weaken against the U.S. Dollar, down 1.9% for the month. The Japanese Yen strengthened, finishing up 3.8% against the U.S. dollar.

Stock Indices

The DJIA finished September higher by 2.8%. The S&P 500 Index and the NASDAQ Composite Index gained as well, up 3.6% and 1.5%, respectively. Most of the major European stock indices also finished higher. FTSE index futures gained 4.5%, CAC-40 futures finished up 3.7% and DAX index futures finished higher by 4.0% for the month.

Energy

Crude oil futures finished the month nearly unchanged. Heating oil and gasoline futures finished down 0.4% and 2.8%, respectively. Natural gas futures recouped most of the August loss, up 21.1% for the month.

Metals

Most precious metals futures finished higher in September. Gold futures for December delivery finished higher by 5.9% at $1,009/oz. Silver futures for December delivery also finished higher, up 11.6% for the month. Palladium and platinum also gained, up 1.9% and 4.3% in September. Copper futures remained in a tight trading range during the month, finishing nearly unchanged.

Agriculturals

Wheat futures continued to fall in September, down 8.3%. The soybean complex had another volatile month but finished lower. Corn recouped some of the August loss, finishing higher by 4.3%. Coffee futures rallied mid-month, but dropped later in the month to finish higher by 4.5%.

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

Frontier Diversified Series

2009

The Frontier Diversified Series began trading operations on June 9, 2009. The Frontier Diversified Series – Class 1 Net Asset Value lost 1.1% for the period ended September 30, 2009, net of fees and expenses; the Frontier Diversified Series – Class 2 Net Asset Value lost 0.5% for the period ended September 30, 2009, net of fees and expenses.

For the period ended September 30, 2009 the Frontier Diversified Series recorded a net gain on investments of $489,733, net interest of $208,849, and total expenses of $550,844, resulting in a net increase in Owners’ capital from operations of $147,738. The Net Asset Value per Unit, Class 1, decreased from $100.00 at June 8, 2009, to $98.95 as of September 30, 2009. The Net Asset Value per Unit, Class 2, decreased from $100.00 at June 8, 2009, to $99.50 as of September 30, 2009. Total Class 1 subscriptions for the period were $10,410,312. There were no redemptions. Total Class 2 subscriptions for the period were $8,896,064. There were no redemptions. Ending capital at September 30, 2009, was $10,475,231 for Class 1 and $8,978,883 for Class 2.

The Frontier Diversified Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2009, for additional information regarding these sectors.

Sector Attribution for the Frontier Diversified Series

Frontier Dynamic Series

2009

The Frontier Dynamic Series began trading operations on June 9, 2009. The Frontier Dynamic Series – Class 1 Net Asset Value lost 3.4% for the period ended September 30, 2009, net of fees and expenses; the Frontier Dynamic Series – Class 2 Net Asset Value lost 2.9% for the period ended September 30, 2009, net of fees and expenses.

For the period ended September 30, 2009 the Frontier Dynamic Series recorded a net gain on investments of $78,195, net interest of $160,028, and total expenses of $241,663, resulting in a net decrease in Owners’ capital from operations of $3,440. The Net Asset Value per Unit, Class 1, decreased from $100.00 at June 8, 2009, to $96.56 as of September 30, 2009. The Net Asset Value per Unit, Class 2, decreased from $100.00 at June 8, 2009, to $97.09 as of September 30, 2009. Total Class 1 subscriptions for the period were $254,118. There were no redemptions. Total Class 2 subscriptions for the period were $144,200. There were no redemptions. Ending capital at September 30, 2009, was $252,375 for Class 1 and $142,503 for Class 2.

The Frontier Dynamic Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2009, for additional information regarding these sectors.

The Dynamic Series invests in an option market basket of which the underlying investments are not transparent to the Trust. Therefore there are no Sector Attribution charts for the Dynamic Series.

Frontier Long/Short Commodity Series

2009

The Frontier Long/Short Commodity Series – Class 1 Net Asset Value gained 9.8% for the nine months ended September 30, 2009, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2 Net Asset Value gained 12.2% for the nine months ended September 30, 2009, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 Net Asset Value lost 0.1% for the nine months ended September 30, 2009, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 1a Net Asset Value lost 1.4% for the nine months ended September 30, 2009, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a Net Asset Value lost 0.9% for the nine months ended September 30, 2009, net of fees and expenses.

For the nine months ended September 30, 2009, the Frontier Long/Short Commodity Series recorded net gain on investments of $19,081,775, net interest of $936,679, and total expenses of $5,059,308, resulting in a net increase in Owners’ capital from operations of $6,201,418 after non-controlling interests of ($8,757,728). The Net Asset Value per Unit, Class 1, increased from $100.39 at December 31, 2008, to $110.22 as of September 30, 2009. The Net Asset Value per Unit, Class 2, increased from $109.28 at December 31, 2008, to $122.58 as of September 30, 2009. The Net Asset Value per Unit, Class 3, decreased from $122.70 at May 29, 2009, to $122.58 as of September 30, 2009. The Net Asset Value per Unit, Class 1a, decreased from $100.00 at June 8, 2009, to $98.57 as of September 30, 2009. The Net Asset Value per Unit, Class 2a, decreased from $100.00 at June 8, 2009, to $99.09 as of September 30, 2009. Total Class 1 subscriptions and redemptions for the nine months were $7,034,013 and $12,427,347, respectively. Total Class 2 subscriptions and redemptions for the nine months were $3,221,195 and $1,365,434, respectively. Total Class 3 subscriptions and redemptions for the nine months were $6,696,779 and $462,935, respectively. Total Class 1a subscriptions for the nine months were $330,539. There were no redemptions. Total Class 2a subscriptions for the nine months were $287,000. There were no redemptions. Ending capital at September 30, 2009, was $45,829,180 for Class 1, $14,593,785 for Class 2, $6,204,677 for Class 3, $332,195 for Class 1a and $287,686 for Class 2a. Ending capital at December 31, 2008, was $46,525,406 for Class 1 and $11,206,889 for Class 2.

The Frontier Long/Short Commodity Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2009, for additional information regarding these sectors.

Sector Attribution for the Frontier Long/Short Commodity Series

2008

The Long/Short Commodity Series – Class 1 Net Asset Value gained 2.9% for the nine months ended September 30, 2008, net of fees and expenses; the Long/Short Commodity Series – Class 2 Net Asset Value gained 5.2% for the nine months ended September 30, 2008, net of fees and expenses.

For the nine months ended September 30, 2008, the Long/Short Commodity Series recorded net gain on investments of $12,531,194, net interest of $681,270, and total expenses of $3,742,359, resulting in a net decrease in Owners’ capital from operations of $46,703 after non-controlling interests of ($9,516,808). The Net Asset Value per Unit,

Class 1, increased from $101.47 at December 31, 2007, to $104.39 as of September 30, 2008. The Net Asset Value per Unit, Class 2, increased from $107.19 at December 31, 2007, to $112.78 as of September 30, 2008. Total Class 1 subscriptions and redemptions for the nine months were $24,853,677 and $4,356,405, respectively. Total Class 2 subscriptions and redemptions for the nine months were $7,073,727 and $240,913, respectively. Ending capital at September 30, 2008, was $51,589,347 for Class 1 and $10,445,672 for Class 2. Ending capital at December 31, 2007, was $31,092,746 for Class 1 and $3,658,890 for Class 2.

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

Sector Attribution for the Long/Short Commodity Series

Frontier Masters Series

2009

The Frontier Masters Series began trading operations on June 9, 2009. The Frontier Masters Series – Class 1 Net Asset Value lost 1.7% for the period ended September 30, 2009, net of fees and expenses; the Frontier Masters Series – Class 2 Net Asset Value lost 1.3% for the period ended September 30, 2009, net of fees and expenses.

For the period ended September 30, 2009 the Frontier Masters Series recorded a net gain on investments of $314,648, net interest of $155,405, and total expenses of $388,275, resulting in a net increase in Owners’ capital from operations of $81,778. The Net Asset Value per Unit, Class 1, decreased from $100.00 at June 8, 2009, to $98.32 as of September 30, 2009. The Net Asset Value per Unit, Class 2, decreased from $100.00 at June 8, 2009, to $98.87 as of September 30, 2009. Total Class 1 subscriptions for the period were $4,230,662. There were no redemptions. Total Class 2 subscriptions for the period were $2,540,707. There were no redemptions. Ending capital at September 30, 2009, was $4,273,621 for Class 1 and $2,579,526 for Class 2.

The Frontier Masters Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2009, for additional information regarding these sectors.

Sector Attribution for the Frontier Masters Series

Balanced Series

2009

The Balanced Series – Class 1 Net Asset Value lost 2.2% for the nine months ended September 30, 2009, net of fees and expenses; the Balanced Series – Class 1a Net Asset Value lost 2.6% for the nine months ended September 30, 2009, net of fees and expenses; the Balanced Series – Class 2 Net Asset Value lost 0.1% for the nine months ended September 30, 2009, net of fees and expenses; the Balanced Series – Class 2a Net Asset Value lost 0.4% for the nine months ended September 30, 2009, net of fees and expenses; the Balanced Series – Class 3a Net Asset Value lost 0.9% for the period ended September 30, 2009, net of fees and expenses.

For the nine months ended September 30, 2009, the Balanced Series recorded net gain on investments of $5,408,915, net interest of $707,619, and total expenses of $14,950,141, resulting in a net decrease in Owners’ capital from operations of $7,389,917 after non-controlling interests of $ 1,443,690. The Net Asset Value per Unit, Class 1, decreased from $125.17 at December 31, 2008, to $122.45 at September 30, 2009. For Class 1a, the Net Asset Value per Unit decreased from $112.09 at December 31, 2008, to $109.21 at September 30, 2009. The Net Asset Value per Unit, Class 2, increased from $142.44 at December 31, 2008, to $142.52 at September 30, 2009. For Class 2a, the Net Asset Value per Unit decreased from $121.30 at December 31, 2008, to $120.82 at September 30, 2009. For Class 3a, the Net Asset Value per Unit decreased from $121.97 at June 3, 2009, to $120.82 at September 30, 2009. Total Class 1 subscriptions and redemptions for the nine months were $75,390,578 and $22,615,409, respectively. Total Class 1a subscriptions and redemptions for the nine month period were $3,818,107 and $1,536,131, respectively. Total Class 2 subscriptions and redemptions for the nine months were $25,917,174 and $7,317,608, respectively. Total Class 2a subscriptions and redemptions for the nine month period were $1,802,212 and $184,699, respectively. Total Class 3a subscriptions and redemptions for the period were $687,282 and $24,851, respectively. Ending capital at September 30, 2009, was $302,366,242 for Class 1, $10,129,451 for Class 1a, $85,578,099 for Class 2, $3,485,156 for Class 2a and $665,797 for Class 3a. At December 31, 2008, ending capital was $256,550,829 for Class 1, $8,136,165 for Class 1a, $67,109,662 for Class 2 and $1,886,351 for Class 2a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2009, for additional information regarding these sectors.

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

For the nine months ended September 30, 2008, the Balanced Series recorded net gain on investments of $53,573,074, net interest of $1,030,977, and total expenses of $16,074,174, resulting in a net increase in Owners’ capital from operations of $28,865,812 after non-controlling interests of ($ 9,664,065). The Net Asset Value per Unit, Class 1, increased from $101.46 at December 31, 2007, to $113.04 at September 30, 2008. For Class 1a, the Net Asset Value per Unit increased from $90.90 at December 31, 2007, to $101.18 at September 30, 2008. The Net Asset Value per Unit, Class 2, increased from $112.00 at December 31, 2007, to $127.66 September 30, 2008. For Class 2a, the Net Asset Value per Unit increased from $95.47 at December 31, 2007, to $108.67 at September 30, 2008. Total Class 1 subscriptions and redemptions for the nine months were $29,380,651 and $37,572,590, respectively. Total Class 1a subscriptions and redemptions for the nine month period were $839,065 and $755,956, respectively. Total Class 2 subscriptions and redemptions for the nine months were $7,116,211 and $7,149,357, respectively. Total Class 2a subscriptions and redemptions for the nine month period were $575,073 and $130,400, respectively. Ending capital at September 30, 2008, was $218,322,458 for Class 1, $6,342,839 for Class 1a, $52,232,182 for Class 2 and $1,855,876 for Class 2a. At December 31, 2007, ending capital was $204,740,748 for Class 1, $5,638,500 for Class 1a, $45,954,042 for Class 2 and $1,251,556 for Class 2a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2008, for additional information regarding these sectors.

Sector Attribution for the Balanced Series

Campbell/Graham/Tiverton Series

2009

The Campbell/Graham/Tiverton Series – Class 1 Net Asset Value lost 4.7% for the nine months ended September 30, 2009, net of fees and expenses; the Campbell/Graham/Tiverton Series – Class 2 Net Asset Value lost 2.6% for the nine months ended September 30, 2009, net of fees and expenses.

For the nine months ended September 30, 2009, the Campbell/Graham/Tiverton Series recorded net loss on investments of $1,556,324, net interest of $267,239, and total expenses of $3,819,353, resulting in a net decrease in Owners’ capital from operations of $3,771,912 after non-controlling interests of $1,336,526. The Net Asset Value per Unit, Class 1, decreased from $110.54 at December 31, 2008, to $105.29 as of September 30, 2009. The Net Asset Value per Unit, Class 2, decreased from $124.14 at December 31, 2008, to $120.92 as of September 30, 2009. Total Class 1 subscriptions for the nine months ended September 30, 2009, were $10,892,203 and redemptions were $5,522,023. Total Class 2 subscriptions and redemptions for the nine months ended September 30, 2009, were $4,025,676, and $1,093,173, respectively. Ending capital at September 30, 2009, was $71,804,566 for Class 1 and $10,491,134 for Class 2. Ending capital at December 31, 2008, was $69,957,155 for Class 1 and $7,807,774 for Class 2.

The Campbell/Graham/Tiverton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2009, for additional information regarding these sectors.

Sector Attribution for the Campbell/Graham/Tiverton Series

2008

The Campbell/Graham/Tiverton Series – Class 1 Net Asset Value gained 6.1% for the nine months ended September 30, 2008, net of fees and expenses; the Campbell/Graham/Tiverton Series – Class 2 Net Asset Value gained 8.5% for the nine months ended September 30, 2008, net of fees and expenses.

For the nine months ended September 30, 2008, the Campbell/Graham/Tiverton Series recorded net gain on investments of $9,421,439, net interest of $236,839, and total expenses of $4,054,096, resulting in a net increase in Owners’ capital from operations of $3,783,455 after non-controlling interests of ($1,820,727). The Net Asset Value per Unit, Class 1, increased from $91.90 at December 31, 2007, to $97.46 as of September 30, 2008. The Net Asset Value per Unit, Class 2, increased from $100.20 at December 31, 2007, to $108.68 as of September 30, 2008. Total Class 1 subscriptions for the nine months ended September 30, 2008, were $9,952,791 and redemptions were $9,401,137. Total Class 2 subscriptions and redemptions for the nine months ended September 30, 2008, were $1,207,453, and $1,188,714, respectively. Ending capital at September 30, 2008, was $59,386,945 for Class 1 and $6,317,807 for Class 2. Ending capital at December 31, 2007, was $55,530,902 for Class 1 and $5,820,002 for Class 2.

The Campbell/Graham/Tiverton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2008, for additional information regarding these sectors.

Sector Attribution for the Campbell/Graham Series

Currency Series

2009

The Currency Series – Class 1 Net Asset Value lost 12.8% for the nine months ended September 30, 2009, net of fees and expenses; the Currency Series – Class 2 Net Asset Value lost 10.8% for the nine months ended September 30, 2009, net of fees and expenses.

For the nine months ended September 30, 2009, the Currency Series recorded net loss on investments of $1,376,752, net interest of $56,439, and total expenses of $467,554, resulting in a net decrease in Owners’ capital from operations of $1,787,867. The Net Asset Value per Unit, Class 1, decreased from $96.19 at December 31, 2008, to $83.87 as of September 30, 2009. The Net Asset Value per Unit, Class 2, decreased from $109.30 at December 31, 2008, to $97.47 as of September 30, 2009. Total Class 1 subscriptions and redemptions for the nine months ending September 30, 2009 were $551,301, and $1,698,922, respectively. Total Class 2 subscriptions and redemptions for the nine months ending September 30, 2009, was $82,125 and $169,080, respectively. Ending capital at September 30, 2009, was $9,277,783 for Class 1 and $2,546,559 for Class 2. Ending capital at December 31, 2008, was $11,900,185 for Class 1 and $2,946,600 for Class 2.

The Currency Series may have both long and short exposure to the Currencies sector only. See comments above under Market Conditions for Nine Months Ended September 30, 2009, for additional information regarding these sectors.

Because all returns are from the Currencies sector, there are no Sector Attribution charts for the Currency Series.

2008

The Currency Series – Class 1 Net Asset Value lost 4.9% for the nine months ended September 30, 2008, net of fees and expenses; the Currency Series – Class 2 Net Asset Value lost 2.8% for the nine months ended September 30, 2008, net of fees and expenses.

For the nine months ended September 30, 2008, the Currency Series recorded net loss on investments of $481,516, net interest of $68,817, and total expenses of $471,482, resulting in a net decrease in Owners’ capital from operations of $884,181. The Net Asset Value per Unit, Class 1, decreased from $100.66 at December 31, 2007, to $95.71 as of September 30, 2008. The Net Asset Value per Unit, Class 2, decreased from $111.00 at December 31, 2007, to $107.94 as of September 30, 2008. Total Class 1 subscriptions and redemptions for the nine months ending September 30, 2008 were $4,127,682, and $1,256,918, respectively. Total Class 2 subscriptions and redemptions for the nine months ending September 30, 2008, were $2,149,750 and $261,786, respectively. Ending capital at September 30, 2008, was $11,966,129 for Class 1 and $2,500,424 for Class 2. Ending capital at December 31, 2007, was $9,791,812 for Class 1 and $800,194 for Class 2.

The Currency Series may have both long and short exposure to the Currencies sector only. See comments above under Market Conditions for Nine Months Ended September 30, 2008, for additional information regarding these sectors.

Because all returns are from the Currencies sector, there are no Sector Attribution charts for the Currency Series.

Long Only Commodity Series

2009

The Long Only Commodity Series – Class 1 Net Asset Value gained 10.2% for the nine months ended September 30, 2009, net of fees and expenses; the Long Only Commodity Series – Class 2 Net Asset Value gained 11.6% for the nine months ended September 30, 2009, net of fees and expenses.

For the nine months ended September 30, 2009, the Long Only Commodity Series recorded net gain on investments of $492,054, net interest of $55,508, and total expenses of $104,311, resulting in a net increase in Owners’ capital from operations of $443,251. The Net Asset Value per Unit, Class 1, increased from $70.31 at December 31, 2008 to $77.48 as of September 30, 2009. The Net Asset Value per Unit, Class 2, increased from $74.46 at December 31, 2008, to $83.10 as of September 30, 2009. Total Class 1 subscriptions and redemptions for the nine months were $409,118 and $481,572, respectively. Total Class 2 subscriptions and redemptions for the nine months were $86,800 and $87,025, respectively. Ending capital at September 30, 2009, was $3,528,604 for Class 1 and $884,441 for Class 2. Ending capital at December 31, 2008, was $3,254,226 for Class 1 and $788,247 for Class 2.

The Long Only Commodity Series may have long-only exposure in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2009, for additional information regarding these sectors.

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

For the nine months ended September 30, 2008, the Long Only Commodity Series recorded net loss on investments of $342,421, net interest of $91,076, and total expenses of $174,552, resulting in a net decrease in Owners’ capital from operations of $425,897. The Net Asset Value per Unit, Class 1, decreased from $110.79 at December 31, 2007 to $108.34 as of September 30, 2008. The Net Asset Value per Unit, Class 2, decreased from $115.04 at December 31, 2007, to $114.21 as of September 30, 2008. Total Class 1 subscriptions and redemptions for the nine months were $1,931,482 and $851,824, respectively. Total Class 2 subscriptions and redemptions for the nine months were $901,500 and $24,534, respectively. Ending capital at September 30, 2008, was $5,559,860 for Class 1 and $1,000,935 for Class 2. Ending capital at December 31, 2007, was $4,730,889 for Class 1 and $299,179 for Class 2.

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

Managed Futures Index Series

2009

The Managed Futures Index Series – Class 1 Net Asset Value lost 10.9% for the nine months ended September 30, 2009, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value lost 9.6% for the nine months ended September 30, 2009, net of fees and expenses.

For the nine months ended September 30, 2009 the Managed Futures Index Series recorded a net loss on investments of $342,665, net interest of $51,136, and total expenses of $103,032, resulting in a net decrease in Owners’ capital from operations of $394,561. The Net Asset Value per Unit, Class 1, decreased from $132.18 at December 31, 2008, to $117.73 as of September 30, 2009. The Net Asset Value per Unit, Class 2, decreased from $139.70 at December 31, 2008, to $126.24 as of September 30, 2009. Total Class 1 subscriptions and redemptions for the nine months were $708,699 and $720,251, respectively. Total Class 2 subscriptions and redemptions for the nine months were $1,271,138 and $7,431, respectively. Ending capital at September 30, 2009, was $2,021,313 for Class 1 and $2,239,332 for Class 2. Ending capital at December 31, 2008, was $2,266,977 for Class 1 and $1,136,074 for Class 2.

The Managed Futures Index Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2009, for additional information regarding these sectors.

Sector Attribution for the Managed Futures Index Series

2008

The Managed Futures Index Series – Class 1 Net Asset Value gained 2.2% for the nine months ended September 30, 2008, net of fees and expenses; the Managed Futures Index Series – Class 2 Net Asset Value gained 3.6% for the nine months ended September 30, 2008, net of fees and expenses.

For the nine months ended September 30, 2008 the Managed Futures Index Series recorded a net gain on investments of $2,942, net interest of $20,959, and total expenses of $43,838, resulting in a net decrease in Owners’ capital from operations of $19,937. The Net Asset Value per Unit, Class 1, increased from $100.59 at December 31, 2007, to $102.76 as of September 30, 2008. The Net Asset Value per Unit, Class 2, increased from $104.42 at December 31, 2007, to $108.21 as of September 30, 2008. Total Class 1 subscriptions and redemptions for the nine months were $1,280,605 and $350,116, respectively. Total Class 2 subscriptions and redemptions for the nine months were $435,930 and $15,877, respectively. Ending capital at September 30, 2008, was $1,534,248 for Class 1 and $753,806 for Class 2. Ending capital at December 31, 2007, was $621,740 for Class 1 and $335,709 for Class 2.

The Managed Futures Index Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2008, for additional information regarding these sectors.

Sector Attribution for the Managed Futures Index Series

Winton Series

2009

The Winton Series – Class 1 Net Asset Value lost 9.4% for the nine months ended September 30, 2009, net of fees and expenses; the Winton Series – Class 2 Net Asset Value lost 7.4% for the nine months ended September 30, 2009, net of fees and expenses.

For the nine months ended September 30, 2009, the Winton Series recorded net loss on investments of $8,377,862, net interest of $296,808, and total expenses of $2,533,310, resulting in a net decrease in Owners’ capital from operations of $6,547,371 after non-controlling interests of $4,066,993. The Net Asset Value per Unit, Class 1, decreased from $130.41 at December 31, 2008, to $118.12 as of September 30, 2009. The Net Asset Value per Unit, Class 2, decreased from $140.04 at December 31, 2008, to $129.62 as of September 30, 2009. Total Class 1 subscriptions for the nine months were $220,835 and redemptions were $5,360,163. Total Class 2 subscriptions and redemptions for the nine month period were $200,000, and $742,864, respectively. Ending capital at September 30, 2009, was $51,465,175 for Class 1 and $10,334,288 for Class 2. Ending capital at December 31, 2008, was $62,283,659 for Class 1 and $11,743,367 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2009, for additional information regarding these sectors.

Sector Attribution for the Winton Series

2008

The Winton Series – Class 1 Net Asset Value gained 3.5% for the nine months ended September 30, 2008, net of fees and expenses; the Winton Series – Class 2 Net Asset Value gained 5.8% for the nine months ended September 30, 2008, net of fees and expenses.

For the nine months ended September 30, 2008, the Winton Series recorded net gain on investments of $2,540,101, net interest of $240,620, and total expenses of $4,083,913, resulting in a net increase in Owners’ capital from operations of $1,036,414 after non-controlling interests of 2,339,606. The Net Asset Value per Unit, Class 1, increased from $113.83 at December 31, 2007, to $117.78 as of September 30, 2008. The Net Asset Value per Unit, Class 2, increased from $118.61 at December 31, 2007, to $125.52 as of September 30, 2008. Total Class 1 subscriptions for the nine months were $25,371,264 and redemptions were $3,262,611. Total Class 2 subscriptions and redemptions for the nine month period were $0, and $276,678, respectively. Ending capital at September 30, 2008, was $58,196,947 for Class 1 and $10,710,603 for Class 2. Ending capital at December 31, 2007, was $35,664,260 for Class 1 and $10,374,901 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2008, for additional information regarding these sectors.

Sector Attribution for the Winton Series

Winton/Graham Series

2009

The Winton/Graham Series – Class 1 Net Asset Value lost 4.5% for the nine months ended September 30, 2009, net of fees and expenses; the Winton/Graham Series – Class 2 Net Asset Value lost 2.3% for the nine months ended September 30, 2009, net of fees and expenses.

For the nine months ended September 30, 2009, the Winton/Graham Series recorded net gain on investments of $3,050,072, net interest of $199,524, and total expenses of $2,583,867, resulting in a net decrease in Owners’ capital from operations of $2,451,879, after non-controlling interest of ($3,081,608). The Net Asset Value per Unit, Class 1, decreased from $ 116.18 at December 31, 2008, to $110.94 as of September 30, 2009. The Net Asset Value per Unit, Class 2, decreased from $131.49 at December 31, 2008, to $128.44 as of September 30, 2009. Total Class 1 subscriptions and redemptions for the nine months were $20,167,922 and $4,094,963, respectively. Total Class 2 subscriptions and redemptions for the nine months were $360,401 and $1,565,441, respectively. Ending capital at September 30, 2009, was $49,794,837 for Class 1 and $12,852,432 for Class 2. Ending capital at December 31, 2008, was $35,760,835 for Class 1 and $14,434,394 for Class 2.

The Winton/Graham Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2009, for additional information regarding these sectors.

Sector Attribution for the Winton/Graham Series

2008

The Winton/Graham Series – Class 1 Net Asset Value gained 9.7% for the nine months ended September 30, 2008, net of fees and expenses; the Winton/Graham Series – Class 2 Net Asset Value gained 12.2% for the nine months ended September 30, 2008, net of fees and expenses.

For the nine months ended September 30, 2008, the Winton/Graham Series recorded net gain on investments of $1,106,158, net interest of $47,920, and total expenses of $1,102,623, resulting in a net increase in Owners’ capital from operations of $51,455. The Net Asset Value per Unit, Class 1, increased from $ 95.04 at December 31, 2007, to $104.30 as of September 30, 2008. The Net Asset Value per Unit, Class 2, increased from $104.37 at December 31, 2007, to $117.15 as of September 30, 2008. Total Class 1 subscriptions and redemptions for the nine months were $18,543,048 and $909,697, respectively. Total Class 2 subscriptions and redemptions for the nine months were $9,144,068 and $45,673, respectively. Ending capital at September 30, 2008, was $23,765,244 for Class 1 and $10,886,940 for Class 2. Ending capital at December 31, 2007, was $6,060,207 for Class 1 and $1,808,776 for Class 2.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of September 30, 2009 and December 31, 2008. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Frontier Diversified Series: (1)

	September 30, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$733,957	1.4%	$—	0%

Currencies	$569,513	1.0%	$—	0%

Stock Indices	$998,204	1.8%	$—	0%

Metals	$235,848	0.4%	$—	0%

Agriculturals/Softs	$489,438	0.9%	$—	0%

Energy	$673,544	1.2%	$—	0%

Total:	$3,700,504	6.7%	$—	0%

Frontier Dynamic Series: (2)

	September 30, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$—	0%	$—	0%

Currencies	$—	0%	$—	0%

Stock Indices	$—	0%	$—	0%

Metals	$—	0%	$—	0%

Agriculturals/Softs	$—	0%	$—	0%

Energy	$—	0%	$—	0%

Total:	$—	0%	$—	0%

Frontier Long/Short Commodity Series:

	September 30, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$411,211	0.6%	$190,975	0.3%

Currencies	$180,851	0.3%	$215,085	0.4%

Stock Indices	$174,839	0.3%	$99,892	0.2%

Metals	$548,435	0.8%	$1,217,781	2.1%

Agriculturals/Softs	$3,915,056	5.8%	$2,210,340	3.8%

Energy	$9,441,960	14.0%	$1,094,515	1.9%

Total:	$14,672,352	21.8%	$5,028,588	8.7%

Frontier Masters Series: (3)

	September 30, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$520,461	1.5%	$—	0%

Currencies	$407,018	1.2%	$—	0%

Stock Indices	$727,591	2.1%	$—	0%

Metals	$147,795	0.4%	$—	0%

Agriculturals/Softs	$190,797	0.6%	$—	0%

Energy	$82,090	0.2%	$—	0%

Total:	$2,075,752	6.0%	$—	0%

Balanced Series: (4), (5)

	September 30, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$8,288,006	2.1%	$2,002,489	0.6%

Currencies	$6,179,374	1.5%	$3,124,541	0.9%

Stock Indices	$13,471,074	3.3%	$5,250,263	1.6%

Metals	$3,009,331	0.7%	$355,150	0.1%

Agriculturals/Softs	$5,814,903	1.4%	$1,553,216	0.5%

Energy	$8,198,847	2.0%	$624,306	0.2%

Total:	$44,961,535	11.0%	$12,909,965	3.9%

Campbell/Graham/Tiverton Series:

	September 30, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$4,086,802	5.0%	$828,192	1.1%

Currencies	$4,104,737	5.0%	$1,067,847	1.4%

Stock Indices	$2,739,344	3.3%	$915,299	1.2%

Metals	$471,061	0.6%	$68,164	0.1%

Agriculturals/Softs	$1,064,443	1.3%	$199,871	0.3%

Energy	$236,637	0.3%	$88,512	0.1%

Total:	$12,703,024	15.5%	$3,167,885	4.2%

Currency Series: (6)

	September 30, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$—	0%	$—	0%

Currencies	$210,581	0.8%	$181,098	1.2%

Stock Indices	$—	0%	$—	0%

Metals	$—	0%	$—	0%

Agriculturals/Softs	$—	0%	$—	0%

Energy	$—	0%	$—	0%

Total:	$210,581	0.8%	$181,098	1.2%

Long Only Commodity Series:

	September 30, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$—	0.0%	$—	0.0%

Currencies	$—	0.0%	$—	0.0%

Stock Indices	$—	0.0%	$—	0.0%

Metals	$108,000	2.4%	$105,600	2.6%

Agriculturals/Softs	$153,000	3.4%	$149,600	3.7%

Energy	$189,000	4.2%	$184,800	4.6%

Total:	$450,000	10.0%	$440,000	10.9%

Managed Futures Index Series:

	September 30, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$188,557	4.4%	$87,004	2.6%

Currencies	$191,017	4.5%	$85,655	2.5%

Stock Indices	$39,609	0.9%	$14,610	0.4%

Metals	$23,730	0.6%	$—	0.0%

Agriculturals/Softs	$34,276	0.8%	$17,047	0.5%

Energy	$21,092	0.5%	$—	0.0%

Total:	$498,281	11.7%	$204,316	6.0%

Winton Series:

	September 30, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$2,241,617	3.6%	$1,076,982	1.5%

Currencies	$1,993,707	3.2%	$1,360,405	1.8%

Stock Indices	$744,523	1.2%	$67,599	0.1%

Metals	$279,451	0.5%	$69,327	0.1%

Agriculturals/Softs	$513,149	0.8%	$532,693	0.7%

Energy	$107,563	0.2%	$72,478	0.1%

Total:	$5,880,010	9.5%	$3,179,484	4.3%

Winton/Graham Series:

	September 30, 2009		December 31, 2008
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$4,213,497	6.7%	$451,517	0.9%

Currencies	$4,347,572	6.9%	$433,230	0.9%

Stock Indices	$1,680,746	2.7%	$54,758	0.1%

Metals	$353,469	0.6%	$43,737	0.1%

Agriculturals/Softs	$1,312,389	2.1%	$185,563	0.4%

Energy	$135,768	0.2%	$38,493	0.1%

Total:	$12,043,441	19.2%	$1,207,298	2.5%

(1)	As of September 30, 2009, a portion of the assets of the Frontier Diversified Series was invested in an Option basket of futures contracts with a notional value of $27,218,501. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.

(2)	As of September 30, 2009, a portion of the assets of the Frontier Dynamic Series was invested in an Option basket of futures contracts with a notional value of $28,491,909. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.

(3)	As of September 30, 2009, a portion of the assets of the Frontier Masters Series was invested in an Option basket of futures contracts with a notional value of $9,742,916. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.

(4)	As of September 30, 2009 and December 31, 2008, a portion of the assets of the Balanced Series was invested in the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series. The Balanced Series effective ownership in these Series as of September 30, 2009 was 52.5%, 64.2%, 98.7% and 80.2%, respectively. As of December 31, 2008 the Balanced Series effective ownership was 49.7% of the Currency Series only. Including its investment in this Series, total value at risk for the Balanced Series would be $47,417,455, or 11.8% of capitalization as of September 30, 2009 and $13,000,001, or 3.9% of capitalization as of December 31, 2008.

(5)	As of September 30, 2009 and December 31, 2008, a portion of the assets of the Balanced Series was invested in an Option basket of futures contracts with a notional value of $112,958,718 and $101,715,457, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.

(6)	As of September 30, 2009 and December 31, 2008, a portion of the assets of the Currency Series was invested in an Option basket of futures contracts with a notional value of $20,979,642 and $25,015,994, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of September 30, 2009, by market sector.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the Trust and each Series as of September 30, 2009 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

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

The following risk factor relating to The Frontier Fund supplements the risk factors under the heading “Operating Risks” previously disclosed in the Trust’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008, under the caption “Item 1A. Risk Factors.”

Trading Company Allocations

More than one Series may invest in a single Trading Company to access a particular Trading Advisor. While the assets of certain Trading Companies are traded by only one Trading Advisor, the assets of certain other Trading Companies are traded by multiple Trading Advisors. If a particular Trading Advisor accessed through a Trading Company with multiple Trading Advisors were to incur losses in excess of the amounts allocated to such Trading Advisor, the remaining assets of the Trading Company (including assets not allocated to such Trading Advisor), would be available to offset such losses. As a result, any Series invested in that Trading Company would bear such losses in proportion to their allocation to such Trading Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Registrant for the three months ended September 30, 2009. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was Net Asset Value per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Registrant claims an exemption from registration of each of the transactions listed below under Section 4(2) of the Securities Act, as a sale by an issuer not involving a public offering.

SERIES	DATE	UNITS	CONSIDERATION
FRONTIER DIVERSIFIED SERIES - 2	SEPTEMBER 29, 2009	1,506.90580	$150,000
FRONTIER MASTERS SERIES - 2	SEPTEMBER 29, 2009	152.15850	$15,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.2	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents**

1.3	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.4	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.6	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents ****

1.7	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.8	Selling Agent Agreement among the Registrant, Equinox Management, LLC, Ameriprise Financial Services and Ameriprise Advisor Services, Inc. +++

1.9	Selling Agent Agreement among the Registrant, Equinox Management, LLC and Raymond James & Associates, Inc. +++

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the Prospectus as Exhibit A)****

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)****

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)****

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)****

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)****

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)****

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)****

10.1	Form of Amended and Restated Escrow Agreement among the Registrant, Equinox Fund Management, LLC, Bornhoft Group Securities Corporation and the U.S. Bank National Association, Denver Colorado***

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC*

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London***

10.25	Form of Brokerage Agreement between each Trading Company and Fimat USA, LLC+

10.26	Form of Guaranty made by The Frontier Fund, in favor of UBS Securities, LLC.

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor****

10.31	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Long Only Commodity Series of the Registrant***

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Equinox Fund Management, LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Equinox Fund Management, LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.36	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Managed Futures Index Series of the Registrant***

10.37	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Balanced Series of the Registrant ++

10.38	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Frontier Master Series of the Registrant +++

10.4	Form of Cash Management Agreement between Equinox Fund Management, LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Equinox Fund Management, LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

10.51	Form of amended and restated limited liability company operating agreement (furnished herewith)

21.1	Subsidiaries of the Registrant

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

31.2	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.10	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.11	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.12	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.
**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.
***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.
****	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the second, fourth or fifth post-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.
+	Previously filed as like-numbered exhibit to Form 10-Q for the period ended September 30, 2007.
++	Previously filed as like-numbered exhibit to Form 10-Q for the period ended June 30, 2008.
+++	Previously filed as like-numbered exhibit to Form 10-Q for the period ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Frontier Fund
(Registrant)

Date: November 12, 2009

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

Date: November 12, 2009

	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton/Graham Series,
a Series of The Frontier Fund
(Registrant)

Date: November 12, 2009	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton Series,
a Series of The Frontier Fund
(Registrant)

Date: November 12, 2009	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Campbell/Graham/Tiverton Series,
a Series of The Frontier Fund
(Registrant)

Date: November 12, 2009	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Currency Series,
a Series of The Frontier Fund
(Registrant)

Date: November 12, 2009	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long Only Commodity Series,
a Series of The Frontier Fund
(Registrant)

Date: November 12, 2009	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of
Equinox Fund Management, LLC, the
Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Series,
a Series of The Frontier Fund
(Registrant)

Date: November 12, 2009	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of
Equinox Fund Management, LLC, the
Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Index Series,
a Series of The Frontier Fund
(Registrant)

Date: November 12, 2009	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of
Equinox Fund Management, LLC, the
Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Series,
a Series of The Frontier Fund
(Registrant)

Date: November 12, 2009	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of
Equinox Fund Management, LLC, the
Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Dynamic Series,
a Series of The Frontier Fund
(Registrant)

Date: November 12, 2009	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of
Equinox Fund Management, LLC, the
Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Series,
a Series of The Frontier Fund
(Registrant)

Date: November 12, 2009	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of
Equinox Fund Management, LLC, the
Managing Owner of The Frontier Fund