Form 10-K
period 2009-12-31
FRONTIER FUND; BALANCED SERIES, a series of The Frontier Fund; WINTON/GRAHAM SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; CAMPBELL/GRAHAM/TIVERTON SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; LONG ONLY COMMODITY SERIES, a series of The Frontier Fund; FRONTIER LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; MANAGED FUTURES INDEX SERIES, a series of The Frontier Fund; FRONTIER DIVERSIFIED SERIES, a series of The Frontier Fund
filed 2010-03-22
CIK 1261379, 1389122, 1389123, 1389124, 1389125, 1389126, 1389127, 1389128, 1389129, 1450720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51274

THE FRONTIER FUND

FRONTIER DIVERSIFIED SERIES; FRONTIER DYNAMIC SERIES; FRONTIER LONG/SHORT COMMODITY

SERIES; FRONTIER MASTERS SERIES; BALANCED SERIES; CAMPBELL/GRAHAM/TIVERTON SERIES;

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐		Accelerated Filer	☐
Non–Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Frontier Fund’s units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of June 30, 2009 were: 550 for the Diversified Series, 550 for the Dynamic Series, 601,258 for the Long/Short Commodity Series, 550 for the Masters Series, 3,275,190 for the Balanced Series, 793,931 for the Campbell/Graham/Tiverton Series, 142,335 for the Currency Series, 58,472 for the Long Only Commodity Series, 35,765 for the Managed Futures Index Series, 531,274 for the Winton Series and 567,484 for the Winton/Graham Series. Units outstanding as of December 31, 2009 were: 579,363 for the Diversified Series, 9,782 for the Dynamic Series, 587,224 for the Long/Short Commodity Series, 245,657 for the Masters Series, 3,094,267 for the Balanced Series, 745,508 for the Campbell/Graham/Tiverton Series, 126,616 for the Currency Series, 54,979 for the Long Only Commodity Series, 32,285 for the Managed Futures Index Series, 488,380 for the Winton Series and 535,187 for the Winton/Graham Series.

Documents Incorporated by Reference

Portions of the Prospectus filed by the registrant on February 16, 2010 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-164629) are incorporated by reference into Part I and Part II of this report.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF DECEMBER 31, 2009, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

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

The Trust, with respect to each Series:

•

engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts),, and may, from time to time, engage in cash and spot transactions;

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

•

has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies); and

•

maintains each Series of Units in three or six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of Selling Agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1 a of such Series, is prepaid to Equinox Fund Management, LLC (the “Managing Owner”) by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1 a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series or Class 2a Units of the Frontier Long/Short Commodity Series) sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents.

•

All payments made to Selling Agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 231 0(b)(4)(B)(ii) (formerly Rule 281 0(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1 a Units or Class 2a Units of the Frontier Long/Short Commodity Series or Balanced Series will be classified as Class 3 Units of such Series, or Class 3a Units of the Frontier Long/Short Commodity Series or Balanced Series, as applicable when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

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

During 2009, the Trust registered up to an additional 1,000,000 Units in Frontier Diversified SeriesClass1 ; 250,000 Units in Frontier Diversified Series, Class 2; 1,000,000 Units in Frontier Masters Series, Class 1; 250,000 Units in Frontier Masters Series, Class 2; 600,000 Units in Frontier Long/Short Commodity Series, Class1a; 200,000 Units in Frontier Long/Short Commodity Series Class2a; 1,000,000 Units in Frontier Dynamic Series, Class 1; 250,000 Units in Frontier Dynamic Series, Class 2; 575,000 Units in Balanced Series, Class 1; 255,000 Units in Balanced Series, Class 2; 50,000 Units in Balanced Series, Class 1a; 25,000 Units in Balanced Series, Class 2a; 325,000 Units in Campbell/Graham/Tiverton Series, Class 1; 50,000 Units in Campbell/Graham/Tiverton, Class 2; 50,000 Units in Currency Series, Class 1; 25,000 Units in Currency Series, Class 2; 25,000 Units in Long Only Commodity Series, Class 1; 25,000 Units is Long Only Commodity Series, Class 2; 25,000 Units in Managed Futures Index Series, Class 1; 50,000 Units in Managed Futures Index Series, Class 2; 10,000 Units in Winton Series, Class 1; 5,000 Units in Winton Series, Class 2; 350,000 Units in Winton/Graham

Series, Class 1; and 25,000 Units in Winton/Graham Series, Class 2 on a Registration Statement on Form S-1/A pursuant to Rule 462(b) (File No. 333-155800). No new Units were registered under the Securities Act of 1933, as amended during 2008. As of December 31, 2009, the total Units outstanding of each Series of the Trust was 579,363 with respect to the Frontier Diversified Series, 9,782 with respect to the Frontier Dynamic Series, 587,224 with respect to the Frontier Long/Short Commodity Series, 245,657 with respect to the Frontier Masters Series. 3,094,267 with respect to the Balanced Series, 745,508 with respect to the Campbell/Graham/Tiverton Series, 126,616 with respect to the Currency Series, 54,979 with respect to the Long Only Commodity Series, 32,285 with respect to the Managed Futures Index Series, 488,380 with respect to the Winton Series and 535,187 with respect to the Winton/Graham Series.

As of December 31, 2009, each of the Frontier Dynamic Series, Long Only Commodity Series, Managed Futures Index Series and Winton Series has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in each such Trading Company, except the Trading Company for the Frontier Dynamic Series and for the Long Only Commodity Series allocate assets only to Swaps. The Currency Series invests a portion of its assets in a single Trading Company, which allocates assets to one Trading Advisor and one Swap. The Frontier Long/Short Commodity Series invests its assets in a single Trading Company and has multiple Trading Advisors that manage the assets invested in such Trading Company. Each of the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Campbell/Graham/Tiverton Series, and Winton/Graham Series has invested a portion of its assets in several different Trading Companies and has multiple Trading Advisors that manage the assets invested in such Trading Companies. Trading Advisors are responsible for the trading decisions of the respective Trading Companies for which they trade. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of certificates of deposit, custom time deposits and U.S. Treasury securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

The Balanced Series, in order to make investments in the Frontier Diversified Series, Frontier Dynamic Series, Frontier Masters Series and the Currency Series, advances funds to such Series, for the purpose of investing in the respective Trading Company or Trading Companies for such Series on behalf of the Balanced Series.

The Trading Advisors were selected based upon the Managing Owner’s evaluation of each Trading Advisor’s past performance, trading portfolios and strategies, as well as how each Trading Advisor’s performance, portfolio and strategies complement and differ from those of the other Trading Advisors. As of December 31, 2009, none of the Trading Advisors or any of their principals had any beneficial interest in the Trust, but any of them is free to acquire such beneficial interest.

Equinox Fund Management, LLC, a Delaware limited liability company formed in June 2003, is the managing owner of the Trust (the “Managing Owner”). The Managing Owner became registered with the CFTC as a commodity pool operator (“CPO”), as of August 6, 2003, and has been a member of the National Futures Association (the “NFA”) in such capacity since that date. The Managing Owner’s main business office is located at 1660 Lincoln Street, Suite 100, Denver, Colorado 80264, telephone (303) 837-0600. A description of the Managing Owner’s responsibilities to the Trust is contained in a Prospectus filed dated February 16, 2010, which was filed by the Trust on February 2, 2010 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended (File No. 333-164629), which is referred to herein as the “Prospectus,” under the section captioned “Duties of the Managing Owner,” and such description is incorporated herein by reference from the Prospectus.

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

Certain Trading Advisors may trade options on futures. Although successful options trading require many of the same skills as successful futures trading, the risks involved are somewhat different. For example, the assessment of near-term market volatility—which is directly reflected in the price of outstanding options—can be of much greater significance in trading options than it is in many long-term futures strategies. If market volatility is incorrectly predicted, the use of options can be extremely expensive.

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

The above risks are particularly applicable to the markets for security futures contracts. Security futures contracts are a class of financial instruments that allow the trading of futures contracts on individual U.S. equity securities or on narrow-based stock indices, which are indices made up of a small group of stocks that allow an investor to take a position in a concentrated area of the equities market. Security futures contracts have only been trading in the United States since November 2002 and the markets for these contracts generally have been characterized by very limited volumes when compared to futures markets generally. As a result, a Trading Advisor that trades security futures contracts could at times find it difficult to buy or sell a security futures contract at a favorable price, which could result in losses to the applicable Series.

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

Certain Trading Advisors will base their decisions on trading strategies which utilize in whole or in part fundamental analysis of underlying market forces. Fundamental analysis attempts to examine factors external to the trading market which affect the supply and demand for a particular commodity interest in order to predict future prices. Such analysis may not result in profitable trading because certain Trading Advisors may not have knowledge of all factors affecting supply and demand or may incorrectly interpret the information they do have. Furthermore, prices may often be affected by unrelated or unexpected factors and fundamental analysis may not enable the Trading Advisor to determine whether its previous decisions were incorrect in sufficient time to avoid substantial losses. In addition, fundamental analysis assumes that commodity markets are inefficient—i.e., that commodity prices do not always reflect all available information—which some market analysts dispute.

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

Because you and other investors will acquire exchange and redeem Units at different times, you may experience a loss on your Units even though the Series in which you have invested as a whole is profitable and even though other investors in that Series experience a profit. The past performance of any Series may not be representative of each investor’s investment experience in it.

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

Pursuant to the Trust Agreement, you will exercise no control over the Trust’s day-to-day business. Therefore, the Trust may take certain actions and enter into certain transactions or agreements of which you have no approval. For example, the Trust may retain a Trading Advisor for a Series in which you are invested, and such Trading Advisor may ultimately incur losses for the Series. As a Limited Owner, you have no ability to determine or influence the hiring, retention or firing of such Trading Advisor. However, certain actions, such as termination or dissolution of a Series, or replacement of Managing Member, may be taken, or approved, upon the affirmative vote of Limited Owners holding Units representing at least a majority (over 50%) of the Net Asset Value of the Series (excluding Units owned by the Managing Owner and its affiliates).

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

If a substantial number of requests for redemption of Units in a Series are received by the Trust during a relatively short period of time, such Series may not be able to satisfy the requests from funds not committed to trading. As a consequence, it could be necessary to liquidate positions in such Series’ trading positions before the time that the applicable Trading Advisor(s)’ trading strategies would dictate liquidation. If this were to occur, it could affect adversely the Net Asset Value per Unit of such Series and each Class within such Series, not only for Limited Owners redeeming units but also for non-redeeming Limited Owners. Your redemption price for Units in a Series is based on the Net Asset Value per Unit of such Series, which value could be less than the initial price you paid for your Units.

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

If a Trading Advisor, or third parties on whom a Trading Advisor depends, fail to upgrade computer and communications systems, the Trust’s financial condition could be harmed.

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

The Trust does not own or use any physical properties in the conduct of its business. Its assets currently consist of cash items such as money market funds, custom time deposits, and, through each Trading Company, U.S. and international futures and forward contracts and other interests in derivative instruments, including options contracts on futures, forwards, swap contracts and spot contracts. The Managing Owner’s main office is located at 1660 Lincoln Street, Suite 100, Denver, Colorado 80264.

Item 3.	LEGAL PROCEEDINGS.

There are no material legal proceedings to which the Trust or any of its subsidiaries is a party or of which any of their assets are the subject.

Item 4.	RESERVED.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table provides information regarding the sale of unregistered Units by the Registrant for the quarter ended December 31, 2009. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was the Net Asset Value per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Registrant claims an exemption from registration for each of the transactions listed below under Section 4(2) of the Securities Act, as a sale by an issuer not involving a public offering.

Series	Date	Units	Consideration
Frontier Diversified Series-2	December 30, 2009 December 30, 2009*	1,021.5725 2,758.2458	$ $	100,000 270,000
Frontier Masters Series-2	December 30, 2009*	1,778.3933		$170,000

*	Each of the transactions identified by an asterisk involved an exchange of Units of one Series for Units of another Series. In each such exchange, the number of Units exchanged was based upon the then-current Net Asset Value per Unit of the applicable Series.

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

The Managing Owner has the sole discretion in determining what distributions, if any, the Trust will make to the Limited Owners. The Trust has not affected distributions on the Units in any Series as of the date hereof and the Managing Owner does not intend to effect any distributions in the foreseeable future.

The proceeds are deposited in the bank and brokerage accounts of the Trust and the Trading Companies for the purpose of engaging in trading activities in accordance with the Trust’s trading policies and its Trading Advisors’ respective trading strategies.

The following table shows the number of Limited Owners and the number of Units outstanding in each Class of each Series as of March 15, 2010:

	Number of Limited Owners	Number of Units Outstanding
Frontier Diversified (Class 1)	275	532,080
Frontier Diversified (Class 2)	7,876	272,131
Frontier Dynamic (Class 1)	275	8,085
Frontier Dynamic (Class 2)	275	3,918
Frontier Long/Short Commodity Series (Class 1)	—	367,667
Frontier Long/Short Commodity Series (Class 2)	8,544	116,355
Frontier Long/Short Commodity Series (Class 1a)	275	16,409
Frontier Long/Short Commodity Series (Class 2a)	275	13,213
Frontier Long/Short Commodity Series (Class 3)	—	72,980
Frontier Masters Series (Class 1)	275	215,378
Frontier Masters Series (Class 2)	4,113	201,178
Balanced Series (Class 1)	—	2,374,196
Balanced Series (Class 1a)	—	83,783
Balanced Series (Class 2)	17,223	537,474
Balanced Series (Class 2a)	1,237	27,363
Balanced Series (Class 3a)	—	11,272
Campbell/Graham Series/Tiverton (Class 1)	—	654,467
Campbell/Graham Series/Tiverton (Class 2)	1,036	75,996
Currency Series (Class 1)	—	99,286
Currency Series (Class 2)	765	9,359
Long Only Commodity Series (Class 1)	—	42,223
Long Only Commodity Series (Class 2)	1,479	10,322
Managed Futures Index Series (Class 1)	—	15,652
Managed Futures Index Series (Class 2)	18,314	32,187
Winton Series (Class 1)	—	400,853
Winton Series (Class 2)	1,499	76,202
Winton/Graham Series (Class 1)	—	425,664
Winton/Graham Series (Class 2)	428	96,177

No Units are authorized for issuance by the Trust under equity compensation plans. During the year ended December 31, 2009, no unregistered Units were sold by the Trust. In addition, the Trust did not repurchase any Units (excluding redemptions by Limited Owners in the ordinary course) during the year ended December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial information for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 is taken from the financial statements of the Trust included in section F of this filing and previous filings.

You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included therewith. Results from past periods are not necessarily indicative of results that may be expected for any future period.

FOR THE PERIOD ENDED DECEMBER 31, 2009

	Frontier Diversified Series *	Frontier Dynamic Series	Frontier Long/Short Commodity Series **	Frontier Masters Series ***
Interest—net	$489,238	$269,363	$1,213,141	$292,218
Total expenses	1,325,693	435,159	6,847,493	886,162
Net gain / (loss) on investments	(470,461)	129,144	28,920,002	(312,999)
Net increase/(decrease) in owners’ capital resulting from operations	(1,306,916)	(36,652)	8,527,351	(906,943)
Net income / (loss) per unit—Class 1	(3.20)	(8.57)	13.38	(5.54)
Net income / (loss) per unit—Class 1a	—	—	1.49	—
Net income / (loss) per unit—Class 2	(2.23)	(7.75)	18.21	(4.63)
Net income / (loss) per unit—Class 2a	—	—	2.48	—
Net income / (loss) per unit—Class 3	—	—	4.79	—
Total assets	68,990,618	28,606,956	69,635,857	43,734,039
Total owners’ capital—Class 1	32,960,540	606,255	45,759,225	14,723,330
Total owners’ capital—Class 1a	—	—	1,092,016	—
Total owners’ capital—Class 2	23,355,579	290,662	14,986,103	8,563,857
Total owners’ capital—Class 2a	—	—	876,532	—
Total owners’ capital—Class 3	—	—	6,140,056	—
Total net asset value per unit—Class 1	96.80	91.43	113.77	94.46
Total net asset value per unit—Class 1a	—	—	101.49	—
Total net asset value per unit—Class 2	97.77	92.25	127.49	95.37
Total net asset value per unit—Class 2a	—	—	102.48	—
Total net asset value per unit—Class 3	—	—	127.49	—

	Balanced Series ****	Campbell/Graham/ Tiverton Series	Currency Series	Long Only Commodity Series
Interest—net	$901,710	$293,910	$88,884	$76,629
Total expenses	19,999,746	5,084,022	603,794	143,176
Net gain / (loss) on investments	(491,297)	(697,472)	(2,057,466)	859,729
Net increase/(decrease) in owners’ capital resulting from operations	(19,150,902)	(4,151,058)	(2,572,376)	793,182
Net income / (loss) per unit—Class 1	(6.63)	(5.89)	(18.19)	13.28
Net income / (loss) per unit—Class 1a	(6.59)	—	—	—
Net income / (loss) per unit—Class 2	(3.43)	(3.04)	(17.96)	15.84
Net income / (loss) per unit—Class 2a	(3.70)	—	—	—
Net income / (loss) per unit—Class 3	(4.37)	—	—	—
Total assets	407,656,964	79,864,025	22,527,333	4,680,691
Total owners’ capital—Class 1	286,024,307	69,447,366	7,934,382	3,711,581
Total owners’ capital—Class 1a	9,150,114	—	—	—
Total owners’ capital—Class 2	77,372,166	9,914,994	2,273,746	954,744
Total owners’ capital—Class 2a	3,298,566	—	—	—
Total owners’ capital—Class 3a	1,170,746	—	—	—
Total net asset value per unit—Class 1	118.54	104.65	78.00	83.59
Total net asset value per unit—Class 1a	105.50	—	—	—
Total net asset value per unit—Class 2	139.01	121.10	91.34	90.30
Total net asset value per unit—Class 2a	117.60	—	—	—
Total net asset value per unit—Class 3	117.60	—	—	—

	Managed Futures Index Series	Winton Series	Winton/Graham Series
Interest—net	$67,985	$361,106	$259,485
Total expenses	139,823	3,375,280	3,626,096
Net gain / (loss) on investments	(490,441)	(7,737,998)	3,919,086
Net increase/(decrease) in owners’ capital resulting from operations	(562,279)	(6,685,179)	(2,795,125)
Net income / (loss) per unit—Class 1	(19.64)	(12.84)	(6.12)
Net income / (loss) per unit—Class 2	(18.42)	(9.94)	(3.10)
Total assets	3,799,854	58,778,262	68,237,504
Total owners’ capital—Class 1	1,831,435	48,198,317	48,168,395
Total owners’ capital—Class 2	1,941,774	10,203,862	12,522,478
Total net asset value per unit—Class 1	112.54	117.57	110.06
Total net asset value per unit—Class 2	121.28	130.10	128.39

*	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009
**	The Frontier Long/Short Commodity Series Class 3 Units began trading on May 29, 2009 and Class 1a and 2a Units began trading on June 8, 2009
***	The Frontier Masters Series began trading operations on June 9, 2009
****	The Balanced Series Class 3a Units began trading on June 3, 2009

FOR THE PERIOD ENDED DECEMBER 31, 2008

	Balanced Series	Winton Series	Campbell/Graham/ Tiverton Series	Currency Series
Interest—net	$1,613,778	$316,243	$331,073	$122,102
Total expenses	24,610,998	5,016,448	7,012,949	645,010
Net increase/(decrease) in owners’ capital resulting from operations	100,495,769	15,824,382	24,168,791	(268,237)
Net income / (loss)	60,158,339	8,454,614	12,752,188.00	(791,145)
Net income / (loss) per unit—Class 1	23.71	16.58	18.64	(4.47)
Net income / (loss) per unit—Class 1a	21.19	—	—	—
Net income / (loss) per unit—Class 2	30.44	21.43	23.94	(1.70)
Net income / (loss) per unit—Class 2a	25.83	—	—	—
Total assets	347,440,077	85,496,323	81,004,444	29,828,596
Total owners’ capital—Class 1	264,686,994	62,283,659	69,957,155	11,900,185
Total owners’ capital—Class 2	68,996,013	11,743,367	7,807,774.00	2,946,600
Total net asset value per unit—Class 1	125.17	130.41	110.54	96.19
Total net asset value per unit—Class 1a	112.09	—	—	—
Total net asset value per unit—Class 2	142.44	140.04	124.14	109.30
Total net asset value per unit—Class 2a	121.30	—	—	—

	Winton/Graham Series	Long Only Commodity Series	Frontier Long/Short Commodity Series	Managed Futures Index Series
Interest—net	$100,204	$112,372	$921,454	$35,362
Total expenses	1,991,962	213,005	4,844,371	69,230
Net increase/(decrease) in owners’ capital resulting from operations	6,276,258	(2,596,899)	12,587,486	701,670
Net income / (loss)	4,384,500	(2,697,532)	(2,336,474)	667,802
Net income / (loss) per unit—Class 1	21.14	(40.48)	(1.08)	31.59
Net income / (loss) per unit—Class 2	27.12	(40.58)	2.09	35.28
Total assets	51,029,789	5,037,278	74,686,379	3,442,690
Total owners’ capital—Class 1	35,760,835	3,254,226	46,525,406	2,266,977
Total owners’ capital—Class 2	14,434,394	788,247	11,206,889	1,136,074
Total net asset value per unit—Class 1	116.18	70.31	100.39	132.18
Total net asset value per unit—Class 2	131.49	74.46	109.28	139.70

FOR THE PERIOD ENDED DECEMBER 31, 2007

	Balanced Series	Winton Series	Campbell/Graham/ Tiverton Series	Currency Series
Interest—net	$6,823,418	$563,371	$1,614,470	$435,431
Total expenses	19,654,933	1,718,813	4,346,128	458,545
Net increase/(decrease) in owners’ capital resulting from operations	4,789,018	4,995,445	1,730,298	(90,083)
Net income / (loss)	(13,183,593)	3,840,003	(2,336,186.00)	(113,197)
Net income / (loss) per unit—Class 1	(5.20)	8.18	(4.37)	(0.50)
Net income / (loss) per unit—Class 1a	(5.07)	—	—	—
Net income / (loss) per unit—Class 2	(2.24)	11.8	(1.66)	2.77
Net income / (loss) per unit—Class 2a	(2.41)	—	—	—
Total assets	284,867,427	46,779,088	74,655,994	15,232,200
Total owners’ capital—Class 1	210,379,248	35,664,260	55,530,902	9,791,812
Total owners’ capital—Class 2	47,205,598	10,374,901	5,820,002	800,194
Total net asset value per unit—Class 1	101.46	113.83	91.90	100.66
Total net asset value per unit—Class 1a	90.90	—	—	—
Total net asset value per unit—Class 2	112.00	118.61	100.20	111.00
Total net asset value per unit—Class 2a	95.47	—	—	—

	Winton/Graham Series	Long Only Commodity Series	Frontier Long/Short Commodity Series	Managed Futures Index Series
Interest—net	$206,887	$509,099	$1,051,098	$165,165
Total expenses	593,562	329,370	2,696,846	120,630
Net increase/(decrease) in owners’ capital resulting from operations	1,258,686	545,270	(233,874)	429
Net income / (loss)	872,011	724,999	432,147	44,964
Net income / (loss) per unit—Class 1	10.34	15.34	1.05	3.84
Net income / (loss) per unit—Class 2	14.12	17.91	4.26	5.99
Total assets	7,955,224	5,051,981	50,619,254	971,247
Total owners’ capital—Class 1	6,060,207	4,730,889	31,092,746	621,740
Total owners’ capital—Class 2	1,808,776	299,179	3,658,890	335,709
Total net asset value per unit—Class 1	95.04	110.79	101.47	100.59
Total net asset value per unit—Class 2	104.37	115.04	107.19	104.42

FOR THE PERIOD ENDED DECEMBER 31, 2006

	Balanced Series	Winton Series	Campbell/Graham/ Tiverton Series	Currency Series
Interest—net	$4,254,855	$36,215	$1,263,221	$418,503
Total expenses	10,436,290	106,836	2,826,870	356,310
Net increase/(decrease) in owners’ capital resulting from operations	14,339,272	400,995	3,227,653	244,087
Net income / (loss)	4,495,683	330,374	1,143,594	283,991
Net income / (loss) per unit—Class 1	2.08	5.65	1.97	3.50
Net income / (loss) per unit—Class 1a	(4.03)	—	—	—
Net income / (loss) per unit—Class 2	5.51	6.81	5.03	6.81
Net income / (loss) per unit—Class 2a	(2.12)	—	—	—
Total assets	323,360,253	896,062	99,825,922	18,247,686
Total owners’ capital—Class 1	228,763,765	356,924	48,843,314	6,891,891
Total owners’ capital—Class 2	49,243,207	290,721	7,350,167	494,736
Total net asset value per unit—Class 1	106.66	105.65	96.27	101.16
Total net asset value per unit—Class 1a	95.97	—	—	—
Total net asset value per unit—Class 2	114.24	106.81	101.86	108.23
Total net asset value per unit—Class 2a	97.88	—	—	—

	Winton/Graham Series	Long Only Commodity Series*	Frontier Long/Short Commodity Series **	Managed Futures Index Series ***
Interest—net	$422,496	$231,248	$883,143	$285,909
Total expenses	673,707	134,250	1,398,261	179,590
Net increase/(decrease) in owners’ capital resulting from operations	508,040	(415,739)	711,340	(118,380)
Net income / (loss)	256,829	(318,741)	263,054	(12,061)
Net income / (loss) per unit—Class 1	1.80	(4.55)	0.42	(3.25)
Net income / (loss) per unit—Class 2	4.52	(2.87)	2.93	(1.57)
Total assets	20,493,398	10,012,410	22,234,616	10,424,977
Total owners’ capital—Class 1	5,991,337	4,321,464	19,478,595	500,070
Total owners’ capital—Class 2	2,049,495	115,401	2,697,482	52,659
Total net asset value per unit—Class 1	84.70	95.45	100.42	96.75
Total net asset value per unit—Class 2	90.25	97.13	102.93	98.43

*	The Long Only Commodity Series broke escrow and commenced operations as of March 1, 2006.
**	The Frontier Long/Short Commodity Series broke escrow and commenced operations as of March 6, 2006.
***	The Managed Futures Index Series broke escrow and commenced operations as of April 25, 2006.

FOR THE PERIOD ENDED DECEMBER 31, 2005

	Balanced Series	Winton Series	Campbell/Graham/ Tiverton Series *	Currency Series	Winton/ Graham Series
Interest—net	$1,010,834	$16,877	$126,602	$3,370	$85,327
Total expenses	6,659,562	129,494	731,047	10,669	380,800
Net increase/(decrease) in owners’ capital resulting from operations	13,418,243	365,856	645,656	(5,175)	(155,411)
Net income / (loss)	7,044,527	253,239	404,576	(11,679)	(1,268,834)
Net income / (loss) per unit—Class 1	(1.45)	5.92	(5.70)	(5.01)	(20.67)
Net income / (loss) per unit— Class 2	1.88	9.43	(3.17)	(2.05)	(18.19)
Total assets	143,854,064	2,251,600	30,219,924	2,872,248	7,515,985
Total owners’ capital—Class 1	114,741,316	2,047,247	21,561,490	276,762	5,642,080
Total owners’ capital—Class 2	21,224,912	178,306	2,846,556	2,065,914	1,772,604
Total net asset value per unit—Class 1	104.58	111.93	94.30	97.66	82.90
Total net asset value per unit—Class 2	108.73	116.27	96.83	101.42	85.73

*	The Campbell/Graham/Tiverton Series broke escrow and commenced operations as of February 11, 2005.

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents the Frontier Fund’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2009.

	1st Quarter 2009	2nd Quarter 2009	3rd Quarter 2009	4th Quarter 2009
Frontier Diversified Series:*
Net gain (loss) on investments	$—	$73,699	$416,034	$(960,194)
Net income (loss)	—	(1,011)	148,749	(1,454,654)
Increase (decrease) in net asset value per Class 1 units	—	(1.89)	0.84	(2.15)
Increase (decrease) in net asset value per Class 2 units	—	(1.79)	1.29	(1.73)
Net asset value per Class 1 units	—	98.11	98.95	96.80
Net asset value per Class 2 units	—	98.21	99.50	97.77

Frontier Dynamic Series:*
Net gain (loss) on investments	$—	$15,045	$63,150	$50,949
Net income (loss)	—	(1,582)	(1,858)	(33,212)
Increase (decrease) in net asset value per Class 1 units	—	(2.93)	(0.51)	(5.13)
Increase (decrease) in net asset value per Class 2 units	—	(2.82)	(0.09)	(4.84)
Net asset value per Class 1 units	—	97.07	96.56	91.43
Net asset value per Class 2 units	—	97.18	97.09	92.25

Frontier Long/Short Commodity Series:**
Net gain (loss) on investments	$10,799,151	$6,623,732	$1,658,892	$9,838,227
Net income (loss)	2,244,293	3,172,418	784,707	2,325,933
Increase (decrease) in net asset value per Class 1 units	3.75	5.04	1.04	3.55
Increase (decrease) in net asset value per Class 1a units	—	(2.47)	1.04	2.92
Increase (decrease) in net asset value per Class 2 units	4.92	6.32	2.06	4.91
Increase (decrease) in net asset value per Class 2a units	—	(2.36)	1.45	3.39
Increase (decrease) in net asset value per Class 3 units	—	(2.19)	2.07	4.91
Net asset value per Class 1a units	104.14	109.18	110.22	113.77
Net asset value per Class 1 units	—	97.53	98.57	101.49
Net asset value per Class 2 units	114.20	120.52	122.58	127.49
Net asset value per Class 2a units	—	97.64	99.09	102.48
Net asset value per Class 3 units	—	120.51	122.58	127.49

Frontier Masters Series:***
Net gain (loss) on investments	$—	$48,703	$265,945	$(627,647)
Net income (loss)	—	(1,087)	82,865	(988,721)
Increase (decrease) in net asset value per Class 1 unit	—	(2.03)	0.35	(3.86)
Increase (decrease) in net asset value per Class 2 unit	—	(1.92)	0.79	(3.50)
Net asset value per Class 1 unit	—	97.97	98.32	94.46
Net asset value per Class 2 unit	—	98.08	98.87	95.37

Balanced Series:****
Net gain (loss) on investments	$4,556,262	$(11,122,820)	$11,975,473	$(5,900,212)
Net increase/(decrease) in owners’ capital resulting from operations	247,088	(12,788,359)	5,151,354	(11,760,985)
Increase (decrease) in net asset value per Class 1 units	0.04	(4.15)	1.39	(3.91)
Increase (decrease) in net asset value per Class 1a units	(0.23)	(3.72)	1.07	(3.71)
Increase (decrease) in net asset value per Class 2 units	1.10	(3.70)	2.68	(3.51)
Increase (decrease) in net asset value per Class 2a units	0.65	(3.22)	2.09	(3.22)
Increase (decrease) in net asset value per Class 3a units	—	(3.23)	2.08	(3.22)
Net asset value per Class 1 units	125.21	121.06	122.45	118.54
Net asset value per Class 1a units	111.86	108.14	109.21	105.50
Net asset value per Class 2 units	143.54	139.84	142.52	139.01
Net asset value per Class 2a units	121.95	118.73	120.82	117.60
Net asset value per Class 3a units	—	118.74	120.82	117.60

*	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009
**	The Frontier Long/Short Commodity Series Class 3 Units began trading on May 29, 2009 and Class 1a and 2a Units began trading on June 8, 2009
***	The Frontier Masters Series began trading operations on June 9, 2009
****	The Balanced Series Class 3a Units began trading on June 3, 2009

	1st Quarter 2009	2nd Quarter 2009	3rd Quarter 2009	4th Quarter 2009
Campbell/Graham/Tiverton Series:
Net gain (loss) on investments	$(1,581,458)	$(3,984,875)	$4,010,009	$858,852
Net income (loss)	(2,084,257)	(4,332,755)	2,645,100	(379,146)
Increase (decrease) in net asset value per Class 1 units	(2.91)	(5.60)	3.26	(0.64)
Increase (decrease) in net asset value per Class 2 units	(2.37)	(5.48)	4.63	0.18
Net asset value per Class 1 units	107.63	102.03	105.29	104.65
Net asset value per Class 2 units	121.77	116.29	120.92	121.10

Currency Series:
Net gain (loss) on investments	$(674,397)	$(268,315)	$(434,040)	$(680,714)
Net income (loss)	(826,574)	(405,856)	(555,437)	(784,509)
Increase (decrease) in net asset value per Class 1 units	(5.56)	(2.85)	(3.91)	(5.87)
Increase (decrease) in net asset value per Class 2 units	(5.55)	(2.51)	(3.77)	(6.13)
Net asset value per Class 1 units	90.63	87.78	83.87	78.00
Net asset value per Class 2 units	103.75	101.24	97.47	91.34

Long Only Commodity Series:
Net gain (loss) on investments	$(232,988)	$568,267	$156,775	$367,675
Net income (loss)	(246,383)	550,537	139,097	349,931
Increase (decrease) in net asset value per Class 1 units	(4.27)	9.09	2.35	6.11
Increase (decrease) in net asset value per Class 2 units	(4.18)	10.07	2.75	7.20
Net asset value per Class 1 units	66.04	75.13	77.48	83.59
Net asset value per Class 2 units	70.28	80.35	83.10	90.30

Managed Futures Index Series:
Net gain (loss) on investments	$(208,699)	$(51,586)	$(82,380)	$(147,776)
Net income (loss)	(225,763)	(67,634)	(101,164)	(167,718)
Increase (decrease) in net asset value per Class 1 units	(8.50)	(2.87)	(3.08)	(5.19)
Increase (decrease) in net asset value per Class 2 units	(8.37)	(2.44)	(2.65)	(4.96)
Net asset value per Class 1 units	123.68	120.81	117.73	112.54
Net asset value per Class 2 units	131.33	128.89	126.24	121.28

Winton Series:
Net gain (loss) on investments	$(1,393,512)	$(8,138,222)	$1,155,872	$637,864
Net income (loss)	(1,551,743)	(5,410,519)	416,891	(139,808)
Increase (decrease) in net asset value per Class 1 units	(2.98)	(9.99)	0.68	(0.55)
Increase (decrease) in net asset value per Class 2 units	(2.18)	(9.86)	1.72	0.38
Net asset value per Class 1 units	127.43	117.44	118.12	117.57
Net asset value per Class 2 units	137.86	128.00	129.72	130.10

Winton/Graham Series:
Net gain (loss) on investments	$(924,910)	$(2,549,438)	$6,524,420	$869,014
Net income (loss)	(1,450,561)	(3,623,010)	2,657,692	(379,246)
Increase (decrease) in net asset value per Class 1 units	(3.06)	(6.67)	4.49	(0.88)
Increase (decrease) in net asset value per Class 2 units	(2.50)	(6.69)	6.14	(0.05)
Net asset value per Class 1 units	113.12	106.45	110.94	110.06
Net asset value per Class 2 units	128.99	122.30	128.44	128.39

The following summarized quarterly financial information presents the Frontier Fund’s results of operations for the three-month periods ended March 31, June 30, September 30, 2008 and December 31, 2008.

	1st Quarter 2008	2nd Quarter 2008	3rd Quarter 2008	4th Quarter 2008
Balanced Series:
Net gain (loss) on investments	$28,484,724	$26,988,921	$(1,900,571)	$46,922,695
Net increase/(decrease) in owners’ capital resulting from operations	16,222,078	17,899,449	(5,255,715)	31,292,527
Increase (decrease) in net asset value per Class 1 unit	6.51	7.50	(2.43)	12.13
Increase (decrease) in net asset value per Class 1a unit	5.78	6.71	(2.21)	10.91
Increase (decrease) in net asset value per Class 2 unit	8.08	9.35	(1.77)	14.78
Increase (decrease) in net asset value per Class 2a unit	6.83	7.91	(1.54)	12.63
Net asset value per Class 1 unit	107.97	115.47	113.04	125.17
Net asset value per Class 1a unit	96.68	103.39	101.18	112.09
Net asset value per Class 2 unit	120.08	129.43	127.66	142.44
Net asset value per Class 2a unit	102.30	110.21	108.67	121.30

Winton Series:
Net gain (loss) on investments	$6,177,411	$5,462,727	$(9,100,037)	$13,284,282
Net income (loss)	4,731,166	2,095,748	(5,790,500)	7,418,201
Increase (decrease) in net asset value per Class 1 unit	10.77	3.08	(9.90)	12.63
Increase (decrease) in net asset value per Class 2 unit	12.19	4.24	(9.52)	14.52
Net asset value per Class 1 unit	124.60	127.68	117.78	130.41
Net asset value per Class 2 unit	130.80	135.04	125.52	140.04

Campbell/Graham/Tiverton Series:
Net gain (loss) on investments	$5,513,561	$5,242,267	$(1,334,389)	$14,747,352
Net income (loss)	3,183,727	2,502,476	(1,902,748)	8,968,733
Increase (decrease) in net asset value per Class 1 unit	4.74	3.73	(2.91)	13.08
Increase (decrease) in net asset value per Class 2 unit	5.94	4.93	(2.39)	15.46
Net asset value per Class 1 unit	96.64	100.37	97.46	110.54
Net asset value per Class 2 unit	106.14	111.07	108.68	124.14

Currency Series:
Net gain (loss) on investments	$763,316	$(148,804)	$(1,096,028)	$213,279
Net income (loss)	663,527	(295,219)	(1,252,489)	93,036
Increase (decrease) in net asset value per Class 1 unit	5.84	(2.58)	(8.21)	0.48
Increase (decrease) in net asset value per Class 2 unit	7.32	(2.01)	(8.37)	1.36
Net asset value per Class 1 unit	106.50	103.92	95.71	96.19
Net asset value per Class 2 unit	118.32	116.31	107.94	109.30

Winton/Graham Series:
Net gain (loss) on investments	$1,270,369	$1,292,494	$(1,456,705)	$5,170,100
Net income (loss)	988,146	851,766	(1,788,457)	4,333,045
Increase (decrease) in net asset value per Class 1 unit	10.83	6.01	(7.58)	11.88
Increase (decrease) in net asset value per Class 2 unit	12.77	7.58	(7.57)	14.34
Net asset value per Class 1 unit	105.87	111.88	104.30	116.18
Net asset value per Class 2 unit	117.14	124.72	117.15	131.49

Long Only Commodity Series:
Net gain (loss) on investments	$546,225	$1,097,768	$(1,986,414)	$(2,254,478)
Net income (loss)	527,273	1,063,432	(2,016,602)	(2,271,635)
Increase (decrease) in net asset value per Class 1 unit	11.49	21.19	(35.13)	(38.03)
Increase (decrease) in net asset value per Class 2 unit	12.56	22.86	(36.25)	(39.75)
Net asset value per Class 1 unit	122.28	143.47	108.34	70.31
Net asset value per Class 2 unit	127.60	150.46	114.21	74.46

Long/Short Commodity Series:
Net gain (loss) on investments	$6,531,549	$7,810,933	$(1,811,288)	$56,292
Net income (loss)	2,696,972	1,606,510	(4,350,185)	(2,289,771)
Increase (decrease) in net asset value per Class 1 unit	7.78	3.31	(8.17)	(4.00)
Increase (decrease) in net asset value per Class 2 unit	9.08	4.42	(7.91)	(3.50)
Net asset value per Class 1 unit	109.25	112.56	104.39	100.39
Net asset value per Class 2 unit	116.27	120.69	112.78	109.28

Managed Futures Index Series:
Net gain (loss) on investments	$111,545	$4,927	$(113,530)	$698,728
Net income (loss)	107,920	(4,247)	(123,610)	687,739
Increase (decrease) in net asset value per Class 1 unit	10.55	(1.02)	(7.36)	29.42
Increase (decrease) in net asset value per Class 2 unit	11.53	(0.49)	(7.25)	31.49
Net asset value per Class 1 unit	111.14	110.12	102.76	132.18
Net asset value per Class 2 unit	115.95	115.46	108.21	139.70

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Trust is a Delaware statutory trust formed on August 8, 2003. The Trust is a multi-advisor commodity pool, as described in CFTC Regulation § 4.10(d)(2). The Trust is authorized to issue multiple Series of Units, pursuant to the requirements of the Trust Act. The assets of each Series are held and accounted for in separate and distinct records separately from the assets of other Series. The Trust is managed by the Managing Owner, and its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances).

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Managing Owner to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Trust’s financial statements. The Trust’s most significant accounting policy, described below, includes the valuation of its futures and forward contracts, options contracts, swap contracts, U.S. Treasury securities and investments in unconsolidated Trading Companies, as well as the carrying value of the custom time deposits. The majority of these investments are exchange traded contracts valued upon exchange settlement prices or non-exchange traded contracts and obligations with valuation based on third-party quoted dealer values on the Interbank market.

The Trust’s other significant accounting policies are described in detail in Note 2 of the financial statements.

Investment Transactions and Valuation

The Managing Owner has evaluated the nature and type of transactions processed and estimates that it makes in preparing the Trust’s financial statements and related disclosures and has adopted Accounting Standard Codification “ASC” 820, Fair Value Measurements and Disclosure, as of April 1, 2009, and implemented the framework for measuring fair value for assets and liabilities.

The Trust utilizes valuation techniques that are consistent with the market approach per the requirement of ASC 820 for the valuation of futures (exchange traded) contracts, currencies, forward (non-exchange traded) contracts, swap contracts and other non-cash assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Trust applies the valuation techniques in a consistent manner for each asset or liability. The Trust records all investments at fair value in its Statement of Financial Condition, with changes in fair value reported as a component of realized and unrealized gain/(loss) on investments in the Statements of Operations.

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

Certificates of Deposit and Custom Time Deposits

Certificates of deposit include interest-bearing instruments issued by U.S Bank National Association, have maturities greater than three months and interest is paid at maturity. Certificates of Deposit are allocated to each Series based on their percentage ownership in the pooled cash management assets on the reporting date. The Certificates of Deposits matured on September 15, 2009 and were not renewed. The Trust valued the certificates of deposit at face value plus accrued interest, which approximates fair value, and reports these instruments as Level 2 inputs under ASC 820.

Custom time deposits are structured deposit agreements with U.S. Bank National Association that earn a guaranteed fixed interest rate between 2.17% and 3.75% and will mature six months from the deposit date and are subject to automatic six-month rollovers through October 2013. Interest is paid monthly or at least every six months. Unscheduled withdrawals will be subject to certain penalties and other costs up to 1.0% of the amount deposited if withdrawn within the first six months from the deposit date. Custom time deposits were purchased on September 15, 2009, October 30, 2008 and October 21, 2008. The withdrawal fee is set at 0.225% for the period from six months to one year subsequent to the deposit date and decreases by .05% increments for each year thereafter through the maturity date. Custom time deposits are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. The Trust values the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.31 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to ASC 820.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At December 31, 2009, cash deposited at the clearing brokers was $71,161,299 for the Balanced Series, $489,483 for the Currency Series, $23,781,708 for the Long/Short Commodity Series and $13,010,250 for the Winton/Graham Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the United States, or by a person controlled by or supervised by and acting as an instrumentality of the government of the United States pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham/Tiverton Series, Currency Series, and Winton/Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 20% of the Trust’s assets are expected to be committed as required margin for futures contracts and forward and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held in either U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds, certificates of deposit (under nine months) and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. Federally chartered banks. As of December 31, 2009, total cash and cash equivalents and custom time deposits held at banking institutions were $47,895,580 for the Frontier Diversified Series, $15,802,320 for the Frontier Dynamic Series, $37,789,611 for the Frontier Long/Short Commodity Series, $22,701,439 for the Frontier Masters Series, $182,088,771 for the Balanced Series, $42,271,337 for the Campbell/Graham/Tiverton Series, $14,473,172 for the Currency Series, $3,515,966 for the Long Only Commodity Series, $2,397,492 for the Managed Futures Index Series, $40,520,486, for the Winton Series, and $43,718,386 for the Winton/Graham Series.

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

Results of Operations

Market Conditions for Twelve Months Ended December 31, 2009

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

Agriculturals

Corn and wheat futures dropped during the month, down 20.0% and 18.5% respectively. The soybean complex also dropped; soybean oil futures finished down 10.0%, soybeans and soybean meal futures finished lower by 7.7% and 5.2% respectively. Coffee and orange juice futures weakened as well, finishing down 14.0% and 19.0% respectively

July 2009

Interest Rates

Interest rate futures on both sides of the Atlantic finished mixed to slightly up after a range-bound performance in July. Health care dominated the debate in the U.S., and there was little financial news to push the market one way or the other.

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

Stock Indices

Stock markets around the world were quite strong in July. The DJIA finished the month higher by 8.6% for the month. The NASDAQ Composite Index gained 8.5% while the S&P 500 Index finished the month up by 7.4%. All major European stock indices strengthened in July. FTSE index futures finished up 7.9%, CAC-40 futures gained 8.7% and DAX index futures finished higher by 10.7% for the month.

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

Currencies

With many traders on vacation and not much news to excite the ones who remained, both the U.S. Dollar and the Euro traded in tight ranges throughout August. The British Pound weakened slightly against the U.S. Dollar, down 2.6% for the month. The Japanese Yen also weakened, finishing down 1.6% against the U.S. Dollar.

Stock Indices

Stock markets around the world took a breather to consolidate the gains from July, and generally finished August somewhat higher, as well. The DJIA finished the month higher by 3.5%. The NASDAQ Composite Index gained 1.5% while the S&P 500 Index finished the month up by 3.4%. Some of the major European stock indices were more volatile in August, with FTSE index futures finishing up 7.6% and CAC-40 futures gaining 7.3%. DAX index futures finished higher by 2.5% for the month.

Energy

Energy prices fell slightly in August, with October crude prices down 1.7%. Heating oil and gasoline futures were also down, 2.9% and 4.7%, respectively. The big mover of the month was natural gas, as healthy supplies and a relatively cool summer drove prices down 24%.

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

Agriculturals

Wheat futures continued to fall in September, down 8.3%. The soybean complex had another volatile month but finished lower. Corn recouped some of the August loss, finishing higher by 4.3%. Coffee futures rallied mid-month, but dropped later in the month to finish 4.5%.

October 2009

Interest Rates

After falling earlier in the month, short and mid-term U.S. interest rate futures recovered and finished slightly higher. Long-term U.S. interest rate futures finished the month down. Short and mid-term European rate futures finished nearly un-changed, while the long-term European rate futures finished slightly higher.

Currencies

The U.S. Dollar index dropped slightly during the month, finishing down 0.5%. The Euro strengthened against the U.S. Dollar, up 0.5% for the month. The British Pound recouped the September loss against the U.S. Dollar, finishing up 2.9%. The Australian Dollar strengthened against the U.S. Dollar as well, up 1.9% for the month. The Canadian Dollar and the Japanese Yen weakened against the U.S. Dollar, finishing lower by 1.4% and 0.5%, respectively.

Stock Indices

The S&P 500 Index and the NASDAQ Composite Index dropped during October, down 2.0% and 3.6%, respectively. The DJIA finished October nearly unchanged. Most of the major European stock indices also finished lower in October. FTSE index futures dropped 2.5%, CAC-40 futures finished down 5.8% and DAX index futures finished lower by 5.2% for the month.

Energy

Crude oil futures, gasoline futures and heating oil futures strengthened in October, finishing up 8.5%, 11.0% and 7.9%, respectively. Natural gas futures dropped the latter part of the month, finishing down 11.1%.

Metals

Gold futures for December delivery continued to climb, up 3.1% for the month, finishing at $1,040/oz. Copper, platinum and palladium also strengthened finishing up 4.8%, 1.7% and 8.0%, respectively. Silver futures for December delivery dropped, finishing down 2.4% for the month.

Agriculturals

Wheat futures recouped the September loss, up 8.0% for October. The soybean complex jumped mid-month and finished higher for the month. Corn and rice finished higher as well, up 6.4% and 8.3% respectively. Orange juice futures rallied mid-month, and finished higher by 21.9%.

November 2009

Interest Rates

Recent data suggests that economic activity has continued to pick up. Activity in the housing sector has increased over recent months, although conditions in financial markets are roughly unchanged. Businesses are still cutting back on fixed investment and staffing, though at a slower pace. In these circumstances, the Federal Reserve has decided to continue to maintain the target range for the federal funds rate at 0 to 1/4 percent. U.S. and European interest rate futures, across the curve, climbed steadily during the month to finish higher.

Currencies

The U.S. Dollar index continued to drop during November, finishing down 1.9% for the month. The Euro and the Japanese yen strengthened against the U.S. Dollar, up 4.3% and 1.9%, respectively, for the month. The Australian Dollar and the Canadian Dollar also strengthened against their U.S. counterpart, up 1.8% and 2.7%, respectively, for November. The British Pound finished the month nearly unchanged.

Stock Indices

Most of the major U.S. and European stock indices finished higher in November. The DJIA, the S&P 500 Index and the NASDAQ Composite Index strengthened, finishing up 6.5%, 5.7% and 4.9%, respectively, for the month. In Europe, FTSE index futures gained 4.9%, CAC-40 futures finished up 3.7% and DAX index futures finished higher by 4.7% for the month.

Energy

Natural gas futures continued to drop in November, finishing down 10.1%. Gasoline futures gained 1.5%, while crude oil and heating oil futures finished the month nearly unchanged.

Metals

As the U.S. Dollar continued to drop in November, precious metals finished higher. Gold futures for February delivery continued to climb, up 13.5% for the month, finishing at $1,182/oz. Copper, silver, platinum and palladium also strengthened finishing up 6.8%, 13.8%, 10.1% and 12.9%, respectively.

Agriculturals

Corn and Wheat futures continued to climb in November, up 10.1% and 14.5%, respectively, for the month. The soybean complex also strengthened for the month. Lumber futures rallied mid-month, and finished higher by 16.7% for November.

December 2009

Interest Rates

U.S. and European interest rate futures, across the curve, dropped during December to finish lower. The decrease was widely seen to be due to optimism about the worldwide economy.

Currencies

The U.S. Dollar index strengthened during December, finishing up 4.0% for the month. The Euro, British Pound and Japanese Yen weakened against the U.S. Dollar, down 4.5%, 1.7% and 7.1%, respectively, for the month. The Canadian Dollar strengthened against the U.S. Dollar, up 0.3%.

Stock Indices

Most of the major U.S. and European stock indices continued to strengthen in December. The DJIA, the S&P 500 Index and the NASDAQ Composite Index finished up 0.8%, 1.8% and 5.8%, respectively, for the month. In Europe, FTSE index futures gained 3.6%, CAC-40 futures finished up 6.6% and DAX index futures finished higher by 5.2% for the month.

Energy

Natural gas futures recouped the November loss, up 12.7% for December. Gasoline, heating oil and crude oil futures finished slightly higher, up 0.8%, 1.8% and 0.9%, respectively for the month.

Metals

Gold futures reversed its upward trend and dropped steadily during the month, finishing lower by 7.2% at $1,096/oz. Silver futures also weakened, down 9.1% in December. Copper and palladium strengthened finishing up 5.3% and 11.6%, respectively, for the month.

Agriculturals

Rough rice dropped mid-month, finishing December down 4.4%. Wheat futures also dropped, finishing down 8.0% for the month. Sugar futures rallied the latter part of the month, up 19.0% for December. Lumber futures dropped in the beginning of the month to finish lower by 11.7% for December.

Series Returns and Other Information

The returns for each Series and Class of Units for the twelve months ended December 31, 2009, and related information, are discussed below. Each Series had exposure to commodity interest positions within one or more sectors during fiscal 2009. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and Net Asset Value figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the fourth quarter (except as otherwise noted) and for the full calendar year. See comments above under Market Condition for Twelve Months Ended December 31, 2009 for information regarding the market performance of each sector on a month-by-month basis during the year. Charts depicting the performance of the various Series’ positions within each of the relevant sectors during the prior three quarters were included in the Trust’s quarterly reports on Form 10-Q previously filed.

Frontier Diversified Series

The Frontier Diversified Series began trading operations on June 9, 2009. The Frontier Diversified Series—Class 1 Net Asset Value lost 3.2% since the beginning of operation through the period ended December 31, 2009, net of fees and expenses; the Frontier Diversified Series—Class 2 Net Asset Value lost 2.2% since the beginning of operations through the period ended December 31, 2009, net of fees and expenses.

For the period ended December 31, 2009 the Frontier Diversified Series recorded a net loss on investments of $470,461, net interest of $489,238, and total expenses of $1,325,693, resulting in a net decrease in Owners’ capital from operations of $1,306,916. The Net Asset Value per Unit, Class 1, decreased from $100.00 at June 8, 2009, to $96.80 as of December 31, 2009. The Net Asset Value per Unit, Class 2, decreased from $100.00 at June 8, 2009, to $97.77 as of December 31, 2009. Total Class 1 subscriptions for the period were $33,810,390 and redemptions were $10,924. Total Class 2 subscriptions for the period were $23,982,063 and redemptions were $158,494. Ending capital at December 31, 2009, was $32,960,540 for Class 1 and $23,355,579 for Class 2.

The Frontier Diversified Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Twelve Months Ended December 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Frontier Diversified Series

Frontier Dynamic Series

The Frontier Dynamic Series began trading operations on June 9, 2009. The Frontier Dynamic Series—Class 1 Net Asset Value lost 8.6% since the beginning of operations through the period ended December 31, 2009, net of fees and expenses; the Frontier Dynamic Series—Class 2 Net Asset Value lost 7.8% since the beginning of operation through the period ended December 31, net of fees and expenses.

For the period ended December 31, 2009 the Frontier Dynamic Series recorded a net gain on investments of $129,144, net interest of $269,363, and total expenses of $435,159, resulting in a net decrease in Owners’ capital from operations of $36,652. The Net Asset Value per Unit, Class 1, decreased from $100.00 at June 8, 2009, to $91.43 as of December 31, 2009. The Net Asset Value per Unit, Class 2, decreased from $100.00 at June 8, 2009, to $92.25 as of December 31, 2009. Total Class 1 subscriptions for the period were $628,769. There were no redemptions. Total Class 2 subscriptions for the period were $304,800. There were no redemptions. Ending capital at December 31, 2009, was $606,255 for Class 1 and $290,662 for Class 2.

The Frontier Dynamic Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Twelve Months Ended December 31, 2009, for additional information regarding these sectors.

The Dynamic Series invests in an option market basket of which the underlying investments are not transparent to the Trust. Therefore there are no Sector Attribution charts for the Dynamic Series.

Frontier Long/Short Commodity Series

The Frontier Long/Short Commodity Series Class 3 began trading operations on May 29, 2009 and Classes 1a and 2a began trading operations on June 8, 2009.

The Frontier Long/Short Commodity Series—Class 1 Net Asset Value gained 13.3% for the twelve months ended December 31, 2009, net of fees and expenses; the Frontier Long/Short Commodity Series—Class 2 Net Asset Value gained 16.7% for the twelve months ended December 31, 2009, net of fees and expenses; the Frontier Long/Short Commodity Series—Class 3 Net Asset Value gained 3.9% since the beginning of operations through the period ended December 31, 2009; the Frontier Long/Short Commodity Series—Class 1a Net Asset Value gained 1.5% since the beginning of operations through the period ended December 31, 2009; the Frontier Long/Short Commodity Series—Class 2a Net Asset Value gained 2.5% since the beginning of operations through the period ended December 31, 2009.

For the twelve months ended December 31, 2009, the Long/Short Commodity Series recorded net gain on investments of $28,920,002, net interest of $1,213,141, and total expenses of $6,847,493, resulting in a net increase in Owners’ capital from operations of $8,527,351 after non-controlling interests of ($14,758,299). The Net Asset Value per Unit, Class 1, increased from $100.39 at December 31, 2008, to $113.77 as of December 31, 2009. The Net Asset Value per Unit, Class 2, increased from $109.28 at December 31, 2008, to $127.49 as of December 31, 2009. The Net Asset Value per Unit, Class 3, increased from $122.70 at the start of operations, to $127.49 as of December 31, 2009. The Net Asset Value per Unit, Class 1a, increased from $100.00 at the start of operations, to $101.49 as of December 31, 2009. The Net Asset Value per Unit, Class 2a, increased from $100.00 at the start of operations, to $102.48 as of December 31, 2009. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2009 were $7,069,581 and $14,009,386, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2009 were $3,221,195 and $1,557,461, respectively. Total Class 3 subscriptions and redemptions from the start of operations through December 31, 2009 were $6,746,852 and $821,589, respectively. Total Class 1a subscriptions from the start of operations through December 31, 2009 were $1,080,344. There were no redemptions. Total Class 2a subscriptions from the start of operations through December 31, 2009 were $864,750. There were no redemptions. Ending capital at December 31, 2009, was $45,759,225 for Class 1, $14,986,103 for Class 2, $6,140,056 for Class 3, $1,092,016 for Class 1a and $876,532 for Class 2a. Ending capital at December 31, 2008, was $46,525,406 for Class 1 and $11,206,889 for Class 2.

The Long/Short Commodity Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2009. Typically, the majority of the exposure is to the Energies, Metals and Commodities sectors. See comments above under Market Conditions for Twelve Months Ended December 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Long/Short Commodity Series

Frontier Masters Series

The Frontier Masters Series began trading operations on June 9, 2009. The Frontier Masters Series—Class 1 Net Asset Value lost 5.5% since the beginning of operations through the period ended December 31, 2009, net of fees and expenses; the Frontier Masters Series—Class 2 Net Asset Value lost 4.6% since the beginning of operations through the period ended December 31, 2009, net of fees and expenses.

For the period ended December 31, 2009 the Frontier Masters Series recorded a net loss on investments of $312,999, net interest of $292,218, and total expenses of $886,162, resulting in a net decrease in Owners’ capital from operations of $906,943. The Net Asset Value per Unit, Class 1, decreased from $100.00 at June 8, 2009, to $94.46 as of December 31, 2009. The Net Asset Value per Unit, Class 2, decreased from $100.00 at June 8, 2009, to $95.37 as of December 31, 2009. Total Class 1 subscriptions and redemptions for the period were $15,344,142 and $4,896, respectively. Total Class 2 subscriptions for the period were $8,854,884. There were no redemptions. Ending capital at December 31, 2009, was $14,723,330 for Class 1 and $8,563,857 for Class 2.

The Frontier Masters Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Twelve Months Ended December 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Frontier Masters Series

Balanced Series

The Balanced Series—Class 1 Net Asset Value lost 5.3% for the twelve months ended December 31, 2009, net of fees and expenses; the Balanced Series—Class 1a Net Asset Value lost 5.9% for the twelve months ended December 31, 2009, net of fees and expenses; the Balanced Series—Class 2 Net Asset Value lost 2.4% for the twelve months ended December 31, 2009, net of fees and expenses; the Balanced Series—Class 2a Net Asset Value lost 3.1% for the twelve months ended December 31, 2009, net of fees and expenses; the Balanced Series—Class 3a Net Asset Value lost 3.6% since the beginning of operations through December 31, 2009, net of fees and expenses.

For the twelve months ended December 31, 2009, the Balanced Series recorded net loss on investments of $491,297, net interest of $901,710, and total expenses of $19,999,746, resulting in a net decrease in Owners’ capital from operations of $19,150,902 after non-controlling interests of $438,431. The Net Asset Value per Unit, Class 1, decreased from $125.17 at December 31, 2008, to $118.54 at December 31, 2009. For Class 1a, the Net Asset Value per Unit decreased from $112.09 at December 31, 2008, to $105.50 at December 31, 2009. The Net Asset Value per Unit, Class 2, decreased from $142.44 at December 31, 2008, to $139.01 at December 31, 2009. For Class 2a, the Net Asset Value per Unit decreased from $121.30 at December 31, 2008, to $117.60 at December 31, 2009. For Class 3, the Net Asset Value per Unit decreased from $121.97 at the start of operations, to $117.60 at December 31, 2009.Total Class 1 subscriptions and redemptions for the twelve months were $75,585,729 and $29,735,827, respectively. Total Class 1a subscriptions and redemptions for the twelve-month period were $3,817,405 and $2,204,487, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $25,917,174 and $13,622,072, respectively. Total Class 2a subscriptions and redemptions for the twelve month period were $1,802,211 and $282,240, respectively. Total Class 3 subscriptions and redemptions from the start of operations through December 31, 2009 were $1,241,589 and $35,688, respectively. Ending capital at December 31, 2009, was $286,024,307 for Class 1, $9,150,114 for Class 1a, $77,372,166 for Class 2, $3,298,566 for Class 2a, and $1,170,746 for Class 3. At December 31, 2008, ending capital was $256,550,829 for Class 1, $8,136,165 for Class 1a, $67,109,662 for Class 2 and $1,886,351 for Class 2a.

The Balanced Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during fiscal 2009. See comments above under Market Conditions for Twelve Months Ended December 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Balanced Series

Campbell/Graham/Tiverton Series (formerly the Campbell/Graham Series)

The Campbell/Graham/Tiverton Series—Class 1 Net Asset Value lost 5.3% for the twelve months ended December 31, 2009, net of fees and expenses; the Campbell/Graham/Tiverton Series—Class 2 Net Asset Value lost 2.4% for the twelve months ended December 31, 2009, net of fees and expenses.

For the twelve months ended December 31, 2009, the Campbell/Graham/Tiverton Series recorded net loss on investments of $697,472, net interest of $293,910, and total expenses of $5,084,022, resulting in a net decrease in

Owners’ capital from operations of $4,151,058 after non-controlling interests of $1,336,526. The Net Asset Value per Unit, Class 1, decreased from $110.54 at December 31, 2008, to $104.65 as of December 31, 2009. The Net Asset Value per Unit, Class 2, decreased from $124.14 at December 31, 2008, to $121.10 as of December 31, 2009. Total Class 1 subscriptions for the twelve months ended December 31, 2009, were $10,924,243 and redemptions were $7,507,650. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2009, were $4,025,676, and $1,693,780, respectively. Ending capital at December 31, 2009, was $69,447,366 for Class 1 and $9,914,994 for Class 2. Ending capital at December 31, 2008, was $69,957,155 for Class 1 and $7,807,774 for Class 2.

The Campbell/Graham/Tiverton Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2009. See comments above under Market Conditions for Twelve Months Ended December 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Campbell/Graham/Tiverton Series

Currency Series

The Currency Series—Class 1 Net Asset Value lost 18.9% for the twelve months ended December 31, 2009, net of fees and expenses; the Currency Series—Class 2 Net Asset Value lost 16.4% for the twelve months ended December 31, 2009, net of fees and expenses.

For the twelve months ended December 31, 2009, the Currency Series recorded net loss on investments of $2,057,466, net interest of $88,884, and total expenses of $603,794, resulting in a net decrease in Owners’ capital from operations of $2,572,376. The Net Asset Value per Unit, Class 1, decreased from $96.19 at December 31, 2008, to $78.00 as of December 31, 2009. The Net Asset Value per Unit, Class 2, decreased from $109.30 at December 31, 2008, to $91.34 as of December 31, 2009. Total Class 1 subscriptions and redemptions for the twelve months ending December 31, 2009 were $570,243, and $2,434,358, respectively. Total Class 2 subscriptions and redemptions for the twelve months ending December 31, 2009 were $82,125 and $284,291, respectively. Ending capital at December 31, 2009, was $7,934,382 for Class 1 and $2,273,746 for Class 2. Ending capital at December 31, 2008, was $11,900,185 for Class 1 and $2,946,600 for Class 2.

All commodity interest positions of the Currency Series during 2009 were within the Currencies sector.

Long Only Commodity Series

The Long Only Commodity Series—Class 1 Net Asset Value gained 18.9% for the twelve months ended December 31, 2009, net of fees and expenses; the Long Only Commodity Series—Class 2 Net Asset Value gained 21.3% for the twelve months ended December 31, 2009, net of fees and expenses.

For the twelve months ended December 31, 2009, the Long Only Commodity Series recorded net gain on investments of $859,729, net interest of $76,629, and total expenses of $143,176, resulting in a net increase in Owners’ capital from operations of $793,182. The Net Asset Value per Unit, Class 1, increased from $70.31 at December 31, 2008 to $83.59 as of December 31, 2009. The Net Asset Value per Unit, Class 2, increased from $74.46 at December 31, 2008, to $90.30 as of December 31, 2009. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2009 were $409,347 and $572,400, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2009 were $86,800 and $93,077, respectively. Ending capital at December 31, 2009, was $3,711,581 for Class 1 and $954,744 for Class 2. Ending capital at December 31, 2008, was $3,254,226 for Class 1 and $788,247 for Class 2.

The Long Only Commodity Series had exposure to long commodity interest positions within the Energies, Metals and Commodities sectors during 2009.

The Long Only Commodity Series invests approximately equally in the Jefferies Commodity Performance Index and the Reuters/Jefferies CRB Index. Since the Series invests only in such indices, no Sector Attributions charts for the Long Only Commodity Series are included.

Managed Futures Index Series

The Managed Futures Index Series—Class 1 Net Asset Value lost 14.9% for the twelve months ended December 31, 2009, net of fees and expenses; the Managed Futures Index Series—Class 2 Net Asset Value lost 13.2% for the twelve months ended December 31, 2009, net of fees and expenses.

For the twelve months ended December 31, 2009, the Managed Futures Index Series recorded a net loss on investments of $490,441, net interest of $67,985, and total expenses of $139,823, resulting in a net decrease in Owners’ capital from operations of $562,279. The Net Asset Value per Unit, Class 1, decreased from $132.18 at December 31, 2008, to $112.54 as of December 31, 2009. The Net Asset Value per Unit, Class 2, decreased from $139.70 at December 31, 2008, to $121.28 as of December 31, 2009. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2009 were $708,699 and $822,446, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2009 were $1,271,138 and $224,954, respectively. Ending capital at December 31, 2009, was $1,831,435 for Class 1 and $1,941,774 for Class 2. Ending capital at December 31, 2008, was $2,266,977 for Class 1 and $1,136,074 for Class 2.

The Managed Futures Index Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2009. See comments above under Market Conditions for Twelve Months Ended December 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Managed Futures Index Series

Winton Series

The Winton Series—Class 1 Net Asset Value lost 9.8% for the twelve months ended December 31, 2009, net of fees and expenses; the Winton Series—Class 2 Net Asset Value lost 7.1% for the twelve months ended December 31, 2009, net of fees and expenses.

For the twelve months ended December 31, 2009, the Winton Series recorded net loss on investments of $7,737,998, net interest of $361,106, and total expenses of $3,375,280, resulting in a net decrease in Owners’ capital from operations of $6,685,179, after minority interests of $4,066,993. The Net Asset Value per Unit, Class 1, decreased from $130.41 at December 31, 2008, to $117.57 as of December 31, 2009. The Net Asset Value per Unit, Class 2, decreased from $140.04 at December 31, 2008, to $130.10 as of December 31, 2009. Total Class 1 subscriptions for the twelve months were $287,976 and redemptions were $8,522,436. Total Class 2 subscriptions and redemptions for the twelve-month period were $200,000, and $905,208, respectively. Ending capital at December 31, 2009, was $48,198,317 for Class 1 and $10,203,862 for Class 2. Ending capital at December 31, 2008, was $62,283,659 for Class 1 and $11,743,367 for Class 2.

The Winton Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2009. See comments above under Market Conditions for Twelve Months Ended December 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Winton Series

Winton/Graham Series (formerly the Graham Series)

The Winton/Graham Series—Class 1 Net Asset Value lost 5.3% for the twelve months ended December 31, 2009, net of fees and expenses; the Winton/Graham Series—Class 2 Net Asset Value lost 2.4% for the twelve months ended December 31, 2009, net of fees and expenses.

For the twelve months ended December 31, 2009, the Winton/Graham Series recorded net gain on investments of $3,919,086, net interest of $259,485, and total expenses of $3,626,096, resulting in a net decrease in Owners’ capital from operations of $2,795,125 after non-controlling interests of ($3,347,600). The Net Asset Value per Unit, Class 1, decreased from $116.18 at December 31, 2008, to $110.06 as of December 31, 2009. The Net Asset Value per Unit, Class 2, decreased from $131.49 at December 31, 2008, to $128.39 as of December 31, 2009. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2009 were $20,207,122 and $5,384,099, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2009 were $360,401 and $1,892,655, respectively. Ending capital at December 31, 2009, was $48,168,395 for Class 1 and $12,522,478 for Class 2. Ending capital at December 31, 2008, was $35,760,835 for Class 1 and $14,434,394 for Class 2.

The Winton/Graham Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2009. See comments above under Market Conditions for Twelve Months Ended December 31, 2009, for additional information regarding these sectors.

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

Balanced Series

The Balanced Series—Class 1 Net Asset Value gained 23.4% for the twelve months ended December 31, 2008, net of fees and expenses; the Balanced Series—Class 1a Net Asset Value gained 23.3% for the twelve months ended December 31, 2008, net of fees and expenses; the Balanced Series—Class 2 Net Asset Value gained 27.2% for the twelve months ended December 31, 2008, net of fees and expenses; the Balanced Series—Class 2a Net Asset Value gained 27.1% for the twelve months ended December 31, 2008, net of fees and expenses.

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

Sector Attribution for the Balanced Series

Winton Series

The Winton Series—Class 1 Net Asset Value gained 14.6% for the twelve months ended December 31, 2008, net of fees and expenses; the Winton Series—Class 2 Net Asset Value gained 18.1% for the twelve months ended December 31, 2008, net of fees and expenses.

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

Sector Attribution for the Winton Series

Campbell/Graham/Tiverton Series (formerly the Campbell/Graham Series)

The Campbell/Graham/Tiverton Series—Class 1 Net Asset Value gained 20.3% for the twelve months ended December 31, 2008, net of fees and expenses; the Campbell/Graham/Tiverton Series—Class 2 Net Asset Value gained 23.9% for the twelve months ended December 31, 2008, net of fees and expenses.

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

Sector Attribution for the Campbell/Graham/Tiverton Series

Currency Series

The Currency Series—Class 1 Net Asset Value lost 4.4% for the twelve months ended December 31, 2008, net of fees and expenses; the Currency Series—Class 2 Net Asset Value lost 1.5% for the twelve months ended December 31, 2008, net of fees and expenses.

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

Winton/Graham Series (formerly the Graham Series)

The Winton/Graham Series—Class 1 Net Asset Value gained 22.2% for the twelve months ended December 31, 2008, net of fees and expenses; the Winton/Graham Series— Class 2 Net Asset Value gained 26.0% for the twelve months ended December 31, 2008, net of fees and expenses.

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

Sector Attribution for the Winton/Graham Series

Long Only Commodity Series

The Long Only Commodity Series—Class 1 Net Asset Value lost 36.5% for the twelve months ended December 31, 2008, net of fees and expenses; the Long Only Commodity Series— Class 2 Net Asset Value lost 35.3% for the twelve months ended December 31, 2008, net of fees and expenses.

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

Long/Short Commodity Series

The Long/Short Commodity Series—Class 1 Net Asset Value lost 1.1% for the twelve months ended December 31, 2008, net of fees and expenses; the Long/Short Commodity Series—Class 2 Net Asset Value gained 1.9% for the twelve months ended December 31, 2008, net of fees and expenses.

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

Sector Attribution for the Long/Short Commodity Series

Managed Futures Index Series

The Managed Futures Index Series— Class 1 Net Asset Value gained 31.4% for the twelve months ended December 31, 2008, net of fees and expenses; the Managed Futures Index Series—Class 2 Net Asset Value gained 33.8% for the twelve months ended December 31, 2008, net of fees and expenses.

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

Balanced Series

The Balanced Series—Class 1 Net Asset Value lost 4.9% for the twelve months ended December 31, 2007, net of fees and expenses; the Balanced Series—Class 1a Net Asset Value lost 5.3% for the twelve months ended December 31, 2007, net of fees and expenses; the Balanced Series—Class 2 Net Asset Value lost 2.0% for the twelve months ended December 31, 2007, net of fees and expenses; the Balanced Series—Class 2a Net Asset Value lost 2.5% for the twelve months ended December 31, 2007, net of fees and expenses.

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

Sector Attribution for the Balanced Series

Winton Series

The Winton Series—Class 1 Net Asset Value gained 7.7% for the twelve months ended December 31, 2007, net of fees and expenses; the Winton Series—Class 2 Net Asset Value gained 11.0% for the twelve months ended December 31, 2007, net of fees and expenses.

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

Sector Attribution for the Winton Series

Campbell/Graham Series

The Campbell/Graham Series—Class 1 Net Asset Value lost 4.5% for the twelve months ended December 31, 2007, net of fees and expenses; the Campbell/Graham Series—Class 2 Net Asset Value lost 1.6% for the twelve months ended December 31, 2007, net of fees and expenses.

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

Sector Attribution for the Campbell/Graham Series

Currency Series

The Currency Series—Class 1 Net Asset Value lost 0.5% for the twelve months ended December 31, 2007, net of fees and expenses; the Currency Series—Class 2 Net Asset Value gained 2.6% for the twelve months ended December 31, 2007, net of fees and expenses.

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

Graham Series

The Graham Series—Class 1 Net Asset Value gained 12.2% for the twelve months ended December 31, 2007, net of fees and expenses; the Graham Series—Class 2 Net Asset Value gained 15.6% for the twelve months ended December 31, 2007, net of fees and expenses.

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

Sector Attribution for the Graham Series

Long Only Commodity Series

The Long Only Commodity Series—Class 1 Net Asset Value gained 16.1% for the twelve months ended December 31, 2007, net of fees and expenses; the Long Only Commodity Series—Class 2 Net Asset Value gained 18.4% for the twelve months ended December 31, 2007, net of fees and expenses.

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

Long/Short Commodity Series

The Long/Short Commodity Series—Class 1 Net Asset Value gained 1.0% for the twelve months ended December 31, 2007, net of fees and expenses; the Long/Short Commodity Series—Class 2 Net Asset Value gained 4.1% for the twelve months ended December 31, 2007, net of fees and expenses.

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

Sector Attribution for the Long/Short Commodity Series

Managed Futures Index Series

The Managed Futures Index Series—Class 1 Net Asset Value gained 4.0% for the twelve months ended December 31, 2007, net of fees and expenses; the Managed Futures Index Series—Class 2 Net Asset Value gained 6.1% for the twelve months ended December 31, 2007, net of fees and expenses.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2009 and 2008. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Frontier Diversified Series: (1)

MARKET SECTOR	December 31, 2009		December 31, 2008
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$810,969	1.2%	$—	—
Currencies	$635,006	0.9%	$—	—
Stock Indices	$1,117,679	1.7%	$—	—
Metals	$219,940	0.3%	$—	—
Agriculturals/Softs	$757,524	1.1%	$—	—
Energy	$385,978	0.6%	$—	—
Total:	$3,927,096	5.8%	$—	—

Frontier Dynamic Series: (2)

MARKET SECTOR	December 31, 2009		December 31, 2008
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0.0%	$—	—
Currencies	$—	0.0%	$—	—
Stock Indices	$—	0.0%	$—	—
Metals	$—	0.0%	$—	—
Agriculturals/Softs	$—	0.0%	$—	—
Energy	$—	0.0%	$—	—
Total:	$—	0.0%	$—	—

Frontier Long/Short Commodity Series:

MARKET SECTOR	December 31, 2009		December 31, 2008
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$458,373	0.7%	$190,975	0.3%
Currencies	$123,312	0.2%	$215,085	0.4%
Stock Indices	$214,885	0.3%	$99,892	0.2%
Metals	$739,536	1.1%	$1,217,781	2.1%
Agriculturals/Softs	$3,885,971	5.6%	$2,210,340	3.8%
Energy	$2,532,008	3.7%	$1,094,515	1.9%
Total:	$7,954,085	11.6%	$5,028,588	8.7%

Frontier Masters Series: (3)

MARKET SECTOR	December 31, 2009		December 31, 2008
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$362,224	1.3%	$—	—
Currencies	$273,070	1.0%	$—	—
Stock Indices	$317,394	1.1%	$—	—
Metals	$91,585	0.3%	$—	—
Agriculturals/Softs	$186,311	0.7%	$—	—
Energy	$65,552	0.2%	$—	—
Total:	$1,296,136	4.6%	$—	—

Balanced Series: (4), (5)

MARKET SECTOR	December 31, 2009		December 31, 2008
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$8,664,284	2.3%	$2,002,489	0.6%
Currencies	$6,765,682	1.8%	$3,124,541	0.9%
Stock Indices	$14,042,370	3.7%	$5,250,263	1.6%
Metals	$1,954,885	0.5%	$355,150	0.1%
Agriculturals/Softs	$6,682,314	1.8%	$1,553,216	0.5%
Energy	$3,351,748	0.9%	$624,306	0.2%
Total:	$41,461,283	11.0%	$12,909,965	3.9%

Campbell/Graham/Tiverton Series:

MARKET SECTOR	December 31, 2009		December 31, 2008
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,896,966	2.4%	$828,192	1.1%
Currencies	$2,228,877	2.8%	$1,067,847	1.4%
Stock Indices	$1,163,045	1.5%	$915,299	1.2%
Metals	$195,419	0.2%	$68,164	0.1%
Agriculturals/Softs	$755,928	1.0%	$199,871	0.3%
Energy	$133,992	0.2%	$88,512	0.1%
Total:	$6,374,227	8.1%	$3,167,885	4.2%

Currency Series: (6)

MARKET SECTOR	December 31, 2009		December 31, 2008
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0%	$—	0%
Currencies	$166,661	0.7%	$181,098	1.2%
Stock Indices	$—	0%	$—	0%
Metals	$—	0%	$—	0%
Agriculturals/Softs	$—	0%	$—	0%
Energy	$—	0%	$—	0%
Total:	$166,661	0.7%	$181,098	1.2%

Long Only Commodity Series:

MARKET SECTOR	December 31, 2009		December 31, 2008
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0.0%	$—	0.0%
Currencies	$—	0.0%	$—	0.0%
Stock Indices	$—	0.0%	$—	0.0%
Metals	$110,400	2.4%	$105,600	2.6%
Agriculturals/Softs	$156,400	3.4%	$149,600	3.7%
Energy	$193,200	4.1%	$184,800	4.6%
Total:	$460,000	9.9%	$440,000	10.9%

Managed Futures Index Series:

MARKET SECTOR	December 31, 2009		December 31, 2008
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$85,348	2.3%	$87,004	2.6%
Currencies	$87,620	2.3%	$85,655	2.5%
Stock Indices	$95,314	2.5%	$14,610	0.4%
Metals	$5,542	0.1%	$—	0.0%
Agriculturals/Softs	$33,252	0.9%	$17,047	0.5%
Energy	$14,409	0.4%	$—	0.0%
Total:	$321,485	8.5%	$204,316	6.0%

Winton Series:

MARKET SECTOR	December 31, 2009		December 31, 2008
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,363,844	2.3%	$1,076,982	1.5%
Currencies	$1,337,445	2.3%	$1,360,405	1.8%
Stock Indices	$1,365,395	2.3%	$67,599	0.1%
Metals	$353,132	0.6%	$69,327	0.1%
Agriculturals/Softs	$577,065	1.0%	$532,693	0.7%
Energy	$60,996	0.1%	$72,478	0.1%
Total:	$5,057,877	8.6%	$3,179,484	4.3%

Winton/Graham Series:

MARKET SECTOR	December 31, 2009		December 31, 2008
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,816,487	3.0%	$451,517	0.9%
Currencies	$2,252,403	3.7%	$433,230	0.9%
Stock Indices	$1,411,504	2.3%	$54,758	0.1%
Metals	$335,103	0.6%	$43,737	0.1%
Agriculturals/Softs	$975,542	1.6%	$185,563	0.4%
Energy	$148,812	0.2%	$38,493	0.1%
Total:	$6,939,851	11.4%	$1,207,298	2.5%

(1)	As of December 31, 2009, a portion of the assets of the Frontier Diversified Series was invested in an Option basket of futures contracts with a notional value of $22,760,455. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(2)	As of December 31, 2009, a portion of the assets of the Frontier Dynamic Series was invested in an Option basket of futures contracts with a notional value of $25,875,001. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(3)	As of December 31, 2009, a portion of the assets of the Frontier Masters Series was invested in an Option basket of futures contracts with a notional value of $15,972,157. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(4)	As of December 31, 2009 and December 31, 2008, a portion of the assets of the Balanced Series was invested in the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series. The Balanced Series effective ownership in these Series as of December 31, 2009 was 54.6%, 16.3%, 66.7% and 63.6%, respectively. As of December 31, 2008 the Balanced Series effective ownership was 49.7% of the Currency Series only. Including its investment in this Series, total value at risk for the Balanced Series would be $43,016,998, or 11.4% of capitalization as of December 31, 2009 and $13,000,001, or 3.9% of capitalization as of December 31, 2008.
(5)	As of December 31, 2009 and December 31, 2008, a portion of the assets of the Balanced Series was invested in an Option basket of futures contracts with a notional value of $129,084,678 and $101,715,457, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(6)	As of December 31, 2009 and December 31, 2008, a portion of the assets of the Currency Series was invested in an Option basket of futures contracts with a notional value of $15,426,942 and $25,015,994, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2009 and 2008, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Frontier Diversified Series:

MARKET SECTOR	December 31, 2009		December 31, 2008
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$522,354	0.8%	$—	—
Currencies	$462,733	0.7%	$—	—
Stock Indices	$316,181	0.5%	$—	—
Metals	$184,885	0.3%	$—	—
Agriculturals/Softs	$73,420	0.1%	$—	—
Energy	$25,299	0.0%	$—	—
Total:	$1,584,872	2.4%	$—	—

Frontier Dynamic Series:

MARKET SECTOR	December 31, 2009		December 31, 2008
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0.0%	$—	—
Currencies	$—	0.0%	$—	—
Stock Indices	$—	0.0%	$—	—
Metals	$—	0.0%	$—	—
Agriculturals/Softs	$—	0.0%	$—	—
Energy	$—	0.0%	$—	—
Total:	$—	0.0%	$—	—

Frontier Long/Short Commodity Series:

MARKET SECTOR	December 31, 2009		December 31, 2008
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$150,180	0.2%	$—	0.0%
Currencies	$123,312	0.2%	$215,085	0.4%
Stock Indices	$133,926	0.2%	$—	0.0%
Metals	$263,874	0.4%	$2,648	0.0%
Agriculturals/Softs	$106,174	0.2%	$30,091	0.1%
Energy	$68,216	0.1%	$—	0.0%
Total:	$845,682	1.3%	$247,824	0.5%

Frontier Masters Series:

MARKET SECTOR	December 31, 2009		December 31, 2008
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$265,495	0.9%	$—	—
Currencies	$201,422	0.7%	$—	—
Stock Indices	$205,099	0.7%	$—	—
Metals	$147,035	0.5%	$—	—
Agriculturals/Softs	$52,836	0.2%	$—	—
Energy	$7,969	0.0%	$—	—
Total:	$879,856	3.0%	$—	—

Balanced Series:

MARKET SECTOR	December 31, 2009		December 31, 2008
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$5,354,182	1.4%	$1,416,902	0.4%
Currencies	$4,835,251	1.3%	$2,298,473	0.7%
Stock Indices	$2,991,063	0.8%	$1,187,342	0.4%
Metals	$1,407,054	0.4%	$90,790	0.0%
Agriculturals/Softs	$584,722	0.2%	$432,527	0.1%
Energy	$260,941	0.1%	$50,388	0.0%
Total:	$15,433,213	4.2%	$5,476,422	1.6%

Campbell/Graham/Tiverton Series:

MARKET SECTOR	December 31, 2009		December 31, 2008
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,418,447	1.8%	$594,969	0.8%
Currencies	$1,874,435	2.4%	$932,716	1.2%
Stock Indices	$817,800	1.0%	$324,627	0.4%
Metals	$370,502	0.5%	$44,690	0.1%
Agriculturals/Softs	$148,341	0.2%	$58,513	0.1%
Energy	$49,543	0.1%	$11,642	0.0%
Total:	$4,679,068	6.0%	$1,967,157	2.6%

Currency Series:

MARKET SECTOR	December 31, 2009		December 31, 2008
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0%	$—	0%
Currencies	$166,661	0.7%	$181,098	1.2%
Stock Indices	$—	0%	$—	0%
Metals	$—	0%	$—	0%
Agriculturals/Softs	$—	0%	$—	0%
Energy	$—	0%	$—	0%
Total:	$166,661	0.7%	$181,098	1.2%

Long Only Commodity Series:

MARKET SECTOR	December 31, 2009		December 31, 2008
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0.0%	$—	0.0%
Currencies	$—	0.0%	$—	0.0%
Stock Indices	$—	0.0%	$—	0.0%
Metals	$—	0.0%	$—	0.0%
Agriculturals/Softs	$—	0.0%	$—	0.0%
Energy	$—	0.0%	$—	0.0%
Total:	$—	0.0%	$—	0.0%

Managed Futures Index Series:

MARKET SECTOR	December 31, 2009		December 31, 2008
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$48,771	1.3%	$70,732	2.1%
Currencies	$68,777	1.8%	$68,608	2.0%
Stock Indices	$73,146	1.9%	$9,186	0.3%
Metals	$5,542	0.1%	$—	0.0%
Agriculturals/Softs	$—	0.0%	$—	0.0%
Energy	$1,108	0.0%	$—	0.0%
Total:	$197,344	5.1%	$148,526	4.4%

Winton Series:

MARKET SECTOR	December 31, 2009		December 31, 2008
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,149,824	2.0%	$853,246	1.2%
Currencies	$892,285	1.5%	$697,076	0.9%
Stock Indices	$667,692	1.1%	$43,964	0.1%
Metals	$116,640	0.2%	$40,966	0.1%
Agriculturals/Softs	$35,596	0.1%	$31,651	0.0%
Energy	$16,051	0.0%	$18,908	0.0%
Total:	$2,878,088	4.9%	$1,685,811	2.3%

Winton/Graham Series:

MARKET SECTOR	December 31, 2009		December 31, 2008
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,548,343	2.6%	$331,657	0.7%
Currencies	$1,910,549	3.1%	$241,938	0.5%
Stock Indices	$850,468	1.4%	$37,584	0.1%
Metals	$174,560	0.3%	$34,428	0.1%
Agriculturals/Softs	$68,353	0.1%	$11,193	0.0%
Energy	$53,463	0.1%	$8,684	0.0%
Total:	$4,605,736	7.6%	$665,484	1.4%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of December 31, 2009, by market sector.

Interest rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of each Trading Company and accordingly of each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham/Tiverton Series, Currency Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters, Series, Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized interest income that is allocated to each of such Series and 0.75%. Interest income above what is paid to the Managing Owner is retained by the Series.

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

Financial statements meeting the requirements of Regulation S-X appear beginning on page F-1 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in this report under the heading “Selected Financial Data” above.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the Trust and each Series as of December 31, 2009 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of December 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2009, the internal control over financial reporting for the Trust and each Series is effective based on the criteria established in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Trust to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Trust’s internal control over financial reporting during the year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Executive Committee of the Managing Owner

The Executive Committee is responsible for the general oversight of the Managing Owner’s business and the Frontier Fund and functions like a board of directors of a corporation. The members of the Executive Committee are Richard E. Bornhoft, Ajay R. Dravid and Robert J. Enck.

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

Audit Committee Financial Expert

The Trust does not have a board of directors but instead is operated and managed by the Managing Owner. The Executive Committee of the Managing Owner has created an audit committee of the Trust consisting of all of the Executive Committee’s members. The Executive Committee of the Managing Owner, in its capacity as the audit committee for the Trust, has determined that Robert J. Enck, the Chief Executive Officer of the Managing Owner, qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the SEC. Mr. Enck is not independent of management.

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

The Trust has no directors or officers. Its affairs are managed solely by the Managing Owner, which receives compensation for its services from the Trust, as follows:

Management Fees

Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets, calculated on a daily basis. The annual rate of the management fee is: 0.5% for the Balanced Series; 0.75% for the Frontier Diversified Series; 2.0% for the Frontier Masters Series, Winton Series, Currency Series, Long Only Commodity Series and Managed Futures Index Series; 2.5% for the Winton/Graham Series and Campbell/Graham/Tiverton Series; and 3.5% for the Frontier Long/Short Commodity Series. The Managing Owner does not charge a management fee for the assets of the Frontier Dynamic Series committed to one or more Swaps which reference one or more managed futures programs that already include Trading Advisor management fees. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for each Series.

Incentive Fees

Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Winton/Graham Series, Campbell/Graham/Tiverton Series, Currency Series and Long/Short Commodity Series may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period these Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Diversified Series, Balanced Series and 20% for the Frontier Masters Series, Winton Series, Currency Series, Winton/Graham Series, Campbell/Graham/Tiverton Series and Frontier Long/Short Commodity Series. There is no incentive fee for the Frontier Dynamic Series, Long Only Commodity Series or the Managed Futures Index Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

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

The Trust has no officers or directors. Its affairs are managed solely by the Managing Owner. Set forth in the table below is information regarding the beneficial ownership of Units of the principals of the Managing Owner as of March 15, 2010:

Equinox Fund Management, LLC:

Series of Units	Units Owned	Total Units in Each Series	Percentage Ownership of Each Series
Frontier Diversified Series	8,151	804,211	1.014%
Frontier Dynamic Series	550	12,003	4.582%
Frontier Long/Short Commodity Series	9,094	586,623	1.550%
Frontier Masters Series	4,388	416,556	1.053%
Balanced Series	18,460	3,034,088	0.608%
Currency Series	765	108,645	0.704%
Campbell/Graham/Tiverton Series	1,036	730,462	0.142%
Long Only Commodity Series	1,479	52,545	2.815%
Managed Futures Index Series	18,314	47,839	38.283%
Winton Series	1,499	477,056	0.314%
Winton/Graham Series	428	522,841	0.082%
Total of All Series *	64,164	6,791,869	0.945%

*	The Managing Owner is required to maintain at least a 1% interest in the aggregate capital, profits and losses of the Trust. The Managing Owner’s interest of $7,590,255 in the aggregate capital of the Trust of $747,188,607 at March 15, 2010 is 1.016%.

Richard E. Bornhoft:

Series of Units	Units Owned	Total Units in Each Series	Percentage Ownership of Each Series
Frontier Diversified Series	—	804,211	0.000%
Frontier Dynamic Series	—	12,003	0.000%
Frontier Long/Short Commodity Series	—	586,623	0.000%
Frontier Masters Series	—	416,556	0.000%
Balanced Series	35	3,034,088	0.001%
Currency Series	—	108,645	0.000%
Campbell/Graham/Tiverton Series	2	730,462	0.000%
Long Only Commodity Series	73	52,545	0.139%
Managed Futures Index Series	—	47,839	0.000%
Winton Series	—	477,056	0.000%
Winton/Graham Series	6	522,841	0.001%
Total of All Series	116	6,791,869	0.002%

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

The following table sets forth the fees billed to Equinox Fund Management, LLC, the Managing Owner of the Trust, for professional services provided by McGladrey & Pullen, LLP, the Trust’s independent registered public accounting firm, for the years ended December 31, 2009 and 2008. In accordance with the prospectus of the Trust, the Managing Owner has agreed to pay all costs of the Trust, and the Trust therefore bears no direct obligation to its independent registered public accounting firm.

FEE CATEGORY	2009	2008
Audit Fees(1)	$288,740	$266,125
Audit-Related Fees(2)	$79,250	$22,000
Tax Fees(3)	$0	$0
All Other Fees(4)	$0	$0
TOTAL FEES	$367,990	$288,125

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Trust’s financial statements and review of financial statements included in the Trust’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees for assurance and related services by McGladrey & Pullen, LLP that are reasonably related to the performance of the audit or review of the Trust’s financial statements and are not reported under “Audit Fees,” above.
(3)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of any fees not otherwise reported in this table

The Managing Owner approved all the services provided by McGladrey & Pullen, LLP to the Trust described above. The Managing Owner has determined that the payments made to McGladrey & Pullen, LLP for these services during 2009 and 2008 are compatible with maintaining that firm’s independence. The Managing Owner pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)	The response to these portions of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.2	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents**

1.3	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.4	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.5	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.6	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the Prospectus as Exhibit A)****

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)****

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)****

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)****

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)****

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)****

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)****

10.1	Form of Amended and Restated Escrow Agreement among the Registrant, Equinox Fund Management, LLC, Bornhoft Group Securities Corporation and the U.S. Bank National Association, Denver Colorado***

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC*

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London***

10.25	Form of Brokerage Agreement between each Trading Company and Fimat USA, LLC****

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor****

10.31	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Long Only Commodity Series of the Registrant***

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Equinox Fund Management, LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Equinox Fund Management, LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.36	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Managed Futures Index Series of the Registrant***

10.37	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Balanced Series of the Registrant+

10.4	Form of Cash Management Agreement between Equinox Fund Management, LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Equinox Fund Management, LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

21.1	Subsidiaries of Registrant. (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.2	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.
**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.
***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.
****	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.
+	Previously filed as like-numbered exhibit on Form 10-Q for the period ended June 30, 2008.

(1)	The Trust holds 100% of the equity interests in the various Trading Companies, which are the trading vehicles established for the various Series of Units of the Trust. In the financial statements of the Trust, Trading Companies in which a Series has a majority equity interest are consolidated by such Series, and investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method of accounting and are carried in the statement of financial condition of such Series at fair value. In addition, financial statements of each of the unconsolidated Trading Companies are included in accordance with Rule 3-09 of Regulation S-X under the Securities Act of 1933, as amended. Although not required pursuant to Rule 3-09 of Regulation S-X under the Securities Act of 1933, financial statements of each consolidated Trading Company of the Trust are also included in the interest of providing a more complete presentation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders

The Frontier Fund

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Campbell/Graham/Tiverton Series (formerly Campbell/Graham Series), Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and the Winton/Graham Series (formerly Graham Series) of The Frontier Fund (collectively, the “Trust”) as of December 31, 2009 and 2008, and the related statements of operations and changes in owners’ capital for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Campbell/Graham/Tiverton Series (formerly Campbell/Graham Series), Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and the Winton/Graham Series (formerly Graham Series) of The Frontier Fund as of December 31, 2009 and 2008, and the results of their operations for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2009 included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Denver, Colorado

March 22, 2010

The Frontier Fund

Statements of Financial Condition

December 31, 2009 and December 31, 2008

	Frontier Diversified Series(1)		Frontier Dynamic Series(1)		Frontier Long/Short Commodity Series(2)
	12/31/2009	12/31/2008	12/31/2009	12/31/2008	12/31/2009	12/31/2008
ASSETS
Cash and cash equivalents	$9,509,091	$—	$2,262,363	$—	$5,387,525	$—
U.S. Treasury securities, at fair value	7,765,643	—	2,739,153	—	6,554,990	10,554,571
Custom time deposits	38,386,489	—	13,539,957	—	32,402,086	42,008,320
Certificates of deposit	—	—	—	—	—	10,923,009
Receivable from futures commission merchants	—	—	—	—	23,781,708	—
Open trade equity	—	—	—	—	—	10,753,763
Swap contracts	8,550,639	—	10,027,253	—	—	—
Investments in unconsolidated trading companies	3,966,809	—	—	—	1,357,682	—
Prepaid service fees—Class 1	424,337	—	180	—	60,881	266,272
Interest receivable	107,790	—	38,020	—	90,985	159,949
Receivable from related parties	279,820	—	30	—	—	9,162
Other assets	—	—	—	—	—	11,333

Total Assets	$68,990,618	$—	$28,606,956	$—	$69,635,857	$74,686,379

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES
Payable to other Series	$—	$—	$—	$—	$—	$4,856,404
Payable to futures commission merchants	—	—	—	—	—	1,508,493
Open trade deficit	—	—	—	—	518,490	—
Inter-series payables	10,962,073	—	27,676,116	—	—	—
Pending owner additions	1,461,241	—	—	—	—	129,636
Owner redemptions payable	—	—	—	—	212	—
Incentive fees payable to Managing Owner	132,434	—	—	—	278,267	39,178
Management fees payable to Managing Owner	28,225	—	—	—	144,346	21,889
Interest payable to Managing Owner	12,179	—	4,048	—	9,939	329
Trading fees payable to Managing Owner	73,768	—	28,591	—	15,480	2,699
Trailing service fees payable to Managing Owner	607	—	—	—	63,507	5,319
Payables to related parties	—	—	—	—	35,524	249,809
Other liabilities	3,972	—	1,284	—	2,961	16,172

Total Liabilities	12,674,499	—	27,710,039	—	1,068,726	6,829,928

OWNERS’ CAPITAL
Non-Controlling Interests	—	—	—	—	(286,801)	10,124,156
Managing Owner Units—Class 1	26,621	—	25,142	—	—	—
Managing Owner Units—Class 1a	—	—	—	—	27,911	—
Managing Owner Units—Class 2	543,790	—	25,370	—	1,089,327	933,708
Managing Owner Units—Class 2a	—	—	—	—	28,183	—
Limited Owner Units—Class 1	32,933,919	—	581,113	—	45,759,225	46,525,406
Limited Owner Units—Class 1a	—	—	—	—	1,064,105	—
Limited Owner Units—Class 2	22,811,789	—	265,292	—	13,896,776	10,273,181
Limited Owner Units—Class 2a	—	—	—	—	848,349	—
Limited Owner Units—Class 3	—	—	—	—	6,140,056	—

Total Owners’ Capital	56,316,119	—	896,917	—	68,567,131	67,856,451

Total Liabilities and Owners’ Captial	$68,990,618	$—	$28,606,956	$—	$69,635,857	$74,686,379

Units Outstanding
Class 1	340,489	—	6,631	—	402,206	463,448
Class 1a	N/A	N/A	N/A	N/A	10,759	N/A
Class 2	238,874	—	3,151	—	117,544	102,552
Class 2a	N/A	N/A	N/A	N/A	8,553	N/A
Class 3	N/A	N/A	N/A	N/A	48,162	N/A

Net Asset Value per Unit
Class 1	$96.80	N/A	$91.43	N/A	$113.77	$100.39
Class 1a	N/A	N/A	N/A	N/A	$101.49	N/A
Class 2	$97.77	N/A	$92.25	N/A	$127.49	$109.28
Class 2a	N/A	N/A	N/A	N/A	$102.48	N/A
Class 3	N/A	N/A	N/A	N/A	$127.49	N/A

(1)	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009
(2)	The Frontier Long/Short Commodity Class 3 Units began trading on May 29, 2009 and the Class 1a and 2a Units began trading on June 8, 2009.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Financial Condition

December 31, 2009 and December 31, 2008

	Frontier Masters Series(1)		Balanced Series(2)		Campbell/Graham/ Tiverton Series
	12/31/2009	12/31/2008	12/31/2009	12/31/2008	12/31/2009	12/31/2008
ASSETS

Cash and cash equivalents	$5,976,679	$—	$24,729,568	$17,181,551	$5,851,963	$4,943,881
U.S. Treasury securities, at fair value	3,383,444	—	31,833,998	43,042,540	7,367,693	9,371,661
Custom time deposits	16,724,760	—	157,359,203	104,125,017	36,419,374	39,748,693
Certificates of deposit	—	—	—	34,091,481	—	12,866,065
Receivable from futures commission merchants	—	—	71,161,299	37,015,384	—	5,221,709
Open trade equity	—	—	10,933,646	23,149,527	—	—
Swap contracts	15,972,156	—	41,020,535	53,072,356	—	—
Investments in unconsolidated trading companies	1,282,798	—	303,102	19,528,370	30,057,520	8,559,112
Inter-series receivables	—	—	69,089,082	14,679,460	—	—
Prepaid service fees—Class 1	167,524	—	487,875	793,431	65,009	180,639
Interest receivable	46,963	—	441,867	492,171	102,266	112,684
Receivable from related parties	179,715	—	296,789	213,555	200	—
Other assets	—	—	—	55,234	—	—

Total Assets	$43,734,039	$—	$407,656,964	$347,440,077	$79,864,025	$81,004,444

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES

Open trade deficit	$—	$—	$—	$—	$—	$111,526
Inter-series payables	18,184,135	—	—	—	—	—
Pending owner additions	2,182,469	—	—	1,966,385	—	136,277
Owner redemptions payable	—	—	667,616	287,672	—	—
Incentive fees payable to Managing Owner	—	—	1,306,596	1,857,583	—	488,067
Management fees payable to Managing Owner	29,929	—	208,736	16,398	94,011	25,665
Interest payable to Managing Owner	6,094	—	74,715	63,212	58,113	16,616
Trading fees payable to Managing Owner	40,976	—	103,317	21,319	17,084	5,334
Trailing service fees payable to Managing Owner	1,313	—	85,599	60,329	86,041	23,635
Payables to related parties	—	—	270,000	14,451	245,936	27,118
Other liabilities	1,936	—	5,689	139,642	480	14,050

Total Liabilities	20,446,852	—	2,722,268	4,426,991	501,665	848,288

OWNERS’ CAPITAL
Non-Controlling Interests	—	—	27,918,797	9,330,079	—	2,391,227
Managing Owner Units—Class 1	25,977	—	—	—	—	—
Managing Owner Units—Class 1a	—	—	—	224	—	—
Managing Owner Units—Class 2	210,351	—	3,697,180	3,612,130	125,510	302,878
Managing Owner Units—Class 2a	—	—	145,517	120,378	—	—
Limited Owner Units—Class 1	14,697,353	—	286,024,307	256,550,829	69,447,366	69,957,155
Limited Owner Units—Class 1a	—	—	9,150,114	8,135,941	—	—
Limited Owner Units—Class 2	8,353,506	—	73,674,986	63,497,532	9,789,484	7,504,896
Limited Owner Units—Class 2a	—	—	3,153,049	1,765,973	—	—
Limited Owner Units—Class 3a	—	—	1,170,746	—	—	—

Total Owners’ Capital	23,287,187	—	404,934,696	343,013,086	79,362,360	80,156,156

Total Liabilities and Owners’ Captial	$43,734,039	$—	$407,656,964	$347,440,077	$79,864,025	$81,004,444

Units Outstanding
Class 1	155,864	—	2,412,953	2,049,590	663,631	632,847
Class 1a	N/A	N/A	86,734	72,586	N/A	N/A
Class 2	89,793	—	556,577	471,143	81,877	62,893
Class 2a	N/A	N/A	28,048	15,552	N/A	N/A
Class 3a	N/A	N/A	9,955	—	N/A	N/A

Net Asset Value per Unit
Class 1	$94.46	N/A	$118.54	$125.17	$104.65	$110.54
Class 1a	N/A	N/A	$105.50	$112.09	N/A	N/A
Class 2	$95.37	N/A	$139.01	$142.44	$121.10	$124.14
Class 2a	N/A	N/A	$117.60	$121.30	N/A	N/A
Class 3a	N/A	N/A	$117.60	N/A	N/A	N/A

(1)	The Frontier Masters Series began trading operations on June 9, 2009
(2)	The Balanced Series Class 3a Units began trading operations on June 3, 2009

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Financial Condition

December 31, 2009 and December 31, 2008

	Currency Series		Long Only Commodity Series		Managed Futures Index Series
	12/31/2009	12/31/2008	12/31/2009	12/31/2008	12/31/2009	12/31/2008
ASSETS

Cash and cash equivalents	$2,043,698	$—	$691,771	$—	$332,007	$400,351
U.S. Treasury securities, at fair value	2,514,501	3,770,011	571,339	1,241,289	417,851	140,111
Custom time deposits	12,429,474	12,616,208	2,824,195	2,425,332	2,065,485	1,630,221
Certificates of deposit	—	3,506,438	—	440,781	—	488,470
Receivable from futures commission merchants	489,483	670,927	—	—	—	—
Open trade equity	19,464	12,810	—	—	—	—
Swap Contracts	4,992,959	9,122,121	584,391	836,554	—	—
Investments in unconsolidated trading companies	—	—	—	—	975,271	770,967
Prepaid service fees—Class 1	2,852	33,974	1,065	11,435	3,342	8,848
Interest receivable	34,902	83,036	7,930	18,659	5,800	2,502
Receivable from related parties	—	444	—	63,133	98	—
Other assets	—	12,627	—	95	—	1,220

Total Assets	$22,527,333	$29,828,596	$4,680,691	$5,037,278	$3,799,854	$3,442,690

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES
Payable to other Series	$—	$279,582	$—	$983,248	$—	$—
Inter-series payables	12,266,758	14,679,460	—	—	—	—
Pending owner additions	—	10,000	—	—	—	30,000
Owner redemptions payable	—	—	—	—	—	—
Incentive fees payable to Managing Owner	—	—	—	—	—	—
Management fees payable to Managing Owner	8,537	2,260	4,891	4,167	7,105	5,102
Interest payable to Managing Owner	14,271	4,708	1,913	1,493	1,405	1,318
Trading fees payable to Managing Owner	5,570	2,039	1,904	1,665	1,636	1,276
Trailing service fees payable to Managing Owner	13,629	1,235	5,301	3,943	2,083	1,597
Payables to related parties	10,004	2,527	152	—	14,235	346
Other liabilities	436	—	205	289	181	—

Total Liabilities	12,319,205	14,981,811	14,366	994,805	26,645	39,639

OWNERS’ CAPITAL
Managing Owner Units—Class 2	574,384	687,357	133,513	110,092	259,205	77,559
Limited Owner Units—Class 1	7,934,382	11,900,185	3,711,581	3,254,226	1,831,435	2,266,977
Limited Owner Units—Class 2	1,699,362	2,259,243	821,231	678,155	1,682,569	1,058,515

Total Owners’ Capital	10,208,128	14,846,785	4,666,325	4,042,473	3,773,209	3,403,051

Total Liabilities and Owners’ Capital	$22,527,333	$29,828,596	$4,680,691	$5,037,278	$3,799,854	$3,442,690

Units Outstanding
Class 1	101,722	123,719	44,405	46,285	16,274	17,151
Class 2	24,894	26,959	10,574	10,587	16,011	8,132

Net Asset Value per Unit
Class 1	$78.00	$96.19	$83.59	$70.31	$112.54	$132.18
Class 2	$91.34	$109.30	$90.30	$74.46	$121.28	$139.70

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Financial Condition

December 31, 2009 and December 31, 2008

	Winton Series		Winton/Graham Series
	12/31/2009	12/31/2008	12/31/2009	12/31/2008
ASSETS

Cash and cash equivalents	$5,299,857	$1,283,671	$6,159,468	$10,000,528
U.S. Treasury securities, at fair value	7,125,185	12,899,592	7,598,224	1,424,286
Custom time deposits	35,220,629	45,207,225	37,558,918	26,043,287
Certificates of deposit	—	14,085,571	—	8,675,748
Receivable from futures commission merchants	—	9,653,595	13,010,250	—
Open trade equity	—	2,158,369	810,189	—
Investments in unconsolidated trading companies	11,033,691	—	2,889,071	4,342,658
Prepaid service fees—Class 1	—	89,142	105,448	365,708
Interest receivable	98,900	54,314	105,466	157,574
Receivable from related parties	—	64,844	470	20,000
Other assets	—	—	—	—

Total Assets	$58,778,262	$85,496,323	$68,237,504	$51,029,789

LIABILITIES & OWNERS’ CAPITAL

LIABILITIES
Pending owner additions	$—	$—	$—	$710,128
Owner redemptions payable	—	—	—	—
Incentive fees payable to Managing Owner	—	—	—	76,168
Management fees payable to Managing Owner	63,259	17,845	79,384	12,020
Interest payable to Managing Owner	51,341	12,314	54,167	15,101
Trading fees payable to Managing Owner	13,271	4,462	12,080	2,204
Trailing service fees payable	74,866	17,576	52,712	5,634
Payables to related parties	172,556	25,597	3,800	5,124
Other liabilities	790	35,858	903	8,181

Total Liabilities	376,083	113,652	203,046	834,560

OWNERS’ CAPITAL
Non-Controlling Interests	—	11,355,645	7,343,585	—
Managing Owner Units—Class 1	—	1,304	—	—
Managing Owner Units—Class 2	455,282	277,935	54,990	56,315
Limited Owner Units—Class 1	48,198,317	62,282,355	48,168,395	35,760,835
Limited Owner Units—Class 2	9,748,580	11,465,432	12,467,488	14,378,079

Total Owners’ Capital	58,402,179	85,382,671	68,034,458	50,195,229

Total Liabilities and Owners’ Capital	$58,778,262	$85,496,323	$68,237,504	$51,029,789

Units Outstanding
Class 1	409,951	477,605	437,653	307,804
Class 2	78,429	83,855	97,534	109,779

Net Asset Value per Unit
Class 1	$117.57	$130.41	$110.06	$116.18
Class 2	$130.10	$140.04	$128.39	$131.49

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedule of Investments

December 31, 2009

Description	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series		Frontier Masters Series
	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS*
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(156,407)	-0.23%	$—	0.00%
Silver @ Comex Settling 5/1/2010 (Number of Contracts: 500)	—	0.00%	—	0.00%	1,090,000	1.59%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	1,150,643	1.68%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(6,050)	-0.01%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	(39,963)	-0.06%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(2,068,184)	-3.02%	—	0.00%
Crude Oil, Light Settling 3/1/2010 (Number of Contracts: 1,281)	—	0.00%	—	0.00%	3,305,111	4.82%	—	0.00%
Natural Gas Settling 5/1/2010 (Number of Contracts: 699)	—	0.00%	—	0.00%	(1,204,616)	-1.76%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	23,935	0.03%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(159,796)	-0.23%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	(228,947)	-0.33%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	52,229	0.08%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	(269,865)	-0.39%	—	0.00%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	15	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	495,577	0.72%	—	0.00%
Coffee @ CSCE Settling 12/1/2010 (Number of Contracts: 2,014)	—	0.00%	—	0.00%	(5,962,294)	-8.70%	—	0.00%
Coffee @ CSCE Settling 9/1/2010 (Number of Contracts: 1,703)	—	0.00%	—	0.00%	(6,875,963)	-10.03%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	8,290	0.01%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	5,313	0.01%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	111,835	0.16%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%		0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	(7,766)	-0.01%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$(10,736,903)	-15.66%	$—	0.00%

LONG OPTIONS*	$—	0.00%	$—	0.00%	$(205,075)	-0.30%	$—	0.00%

The Frontier Fund

Condensed Schedule of Investments

December 31, 2009

Description	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series		Frontier Masters Series
	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
SHORT FUTURES CONTRACTS
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(13,613)	-0.02%	$—	0.00%
Silver @ Comex Settling 3/1/2010 (Number of Contracts: 500)	—	0.00%	—	0.00%	(1,075,000)	-1.57%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(799,966)	-1.17%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	5,488	0.01%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	10,638	0.02%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	21,703	0.03%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	694,557	1.01%	—	0.00%
Crude Oil, Light Settling 2/1/2010 (Number of Contracts: 650)	—	0.00%	—	0.00%	(1,812,713)	-2.64%	—	0.00%
Crude Oil, Light Settling 4/1/2010 (Number of Contracts: 613)	—	0.00%	—	0.00%	(1,370,558)	-2.00%	—	0.00%
Natural Gas Settling 4/1/2010 (number of Contracts: 747)	—	0.00%	—	0.00%	1,627,470	2.37%	—	0.00%
Natural Gas Settling 5/1/2010 (number of Contracts: 1,387)	—	0.00%	—	0.00%	941,441	1.37%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	(69,230)	-0.10%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	361,042	0.53%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(1,126,898)	-1.64%	—	0.00%
Coffee @ CSCE Settling 3/1/2010 (Number of Contracts: 2,562)	—	0.00%	—	0.00%	7,791,994	11.36%	—	0.00%
Coffee @ CSCE Settling 5/1/2010 (Number of Contracts: 456)	—	0.00%	—	0.00%	2,061,450	3.01%	—	0.00%
Coffee @ CSCE Settling 7/1/2010 (Number of Contracts: 718)	—	0.00%	—	0.00%	3,021,281	4.41%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	5,063	0.01%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(16,665)	-0.02%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	(1,461)	0.00%	—	0.00%

The Frontier Fund

Condensed Schedule of Investments

December 31, 2009

	Description	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series		Frontier Masters Series
		Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
	Total Short Futures Contracts	$—	0.00%	$—	0.00%	$10,256,023	14.96%	$—	0.00%

SHORT OPTIONS*		$—	0.00%	$—	0.00%	$167,465	0.24%	$—	0.00%

CURRENCY FORWARDS*		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

	Total Open Trade Equity	$—	0.00%	$—	0.00%	$(518,490)	-0.76%	$—	0.00%

SWAPS(1)		$8,550,639	15.18%	$10,027,253	1117.97%	$—	0.00%	$15,972,156	68.59%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391)(2)	3,875,920	6.88%	1,367,142	152.43%	3,271,669	4.77%	1,688,715	7.25%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039)(2)	3,889,723	6.91%	1,372,011	152.97%	3,283,321	4.79%	1,694,729	7.28%

		$7,765,643	13.79%	$2,739,153	305.40%	$6,554,990	9.56%	$3,383,444	14.53%

Additional Disclosure on U.S. Government Securities		Face Value		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	3,639,895		1,283,890		3,072,440		1,585,880
	US Treasury Note 4.000% due 02/15/2015	3,659,840		1,290,925		3,089,276		1,594,570

		$7,299,735		$2,574,815		$6,161,716		$3,180,450

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	3,801,984		1,341,063		3,209,260		1,656,502
	US Treasury Note 4.000% due 02/15/2015	3,791,079		1,337,216		3,200,055		1,651,750

		$7,593,063		$2,678,279		$6,409,315		$3,308,252

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.

The accompanying notes are an integral part of these statements.

The Frontier Fund

Condensed Schedule of Investments

December 31, 2009

	Balanced Series		Campbell/ Graham/Tiverton Series		Currency Series		Long Only Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS*
Various base metals futures contracts (U.S.)	$(102,978)	-0.03%	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	22,207,995	5.48%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	81,706	0.02%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	(97,838)	-0.02%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	32,904	0.01%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	572,173	0.14%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	155,870	0.04%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(794,718)	-0.20%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	(31,250)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(477,750)	-0.12%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	24,871	0.01%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	(209,115)	-0.05%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (Europe)	19,570	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	913,853	0.23%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	389,458	0.10%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	4,769	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	1,067,750	0.26%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	241,919	0.06%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	183,153	0.05%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$24,182,342	5.97%	$—	0.00%	$—	0.00%	$—	0.00%

LONG OPTIONS*	$(1,304,319)	-0.32%	$—	0.00%	$—	0.00%	$—	0.00%

The Frontier Fund

Condensed Schedule of Investments

December 31, 2009

	Balanced Series		Campbell/ Graham/Tiverton Series		Currency Series		Long Only Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
SHORT FUTURES CONTRACTS*
Various base metals futures contracts (U.S.)	$(170,634)	-0.04%	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	5,803,306	1.43%	—	0.00%	—	0.00%	—	0.00%
Copper @ LME Settling 3/17/2010 (Number of Contracts: 744)	(14,032,634)	-3.47%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (US)	(41,610)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	934,027	0.23%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(798,293)	-0.20%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	(203,350)	-0.05%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	553,520	0.14%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	(3,329)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	1,038,814	0.26%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	59,775	0.01%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	3,503,876	0.87%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (Europe)	(4,850,464)	-1.20%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	68,903	0.02%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	(568,685)	-0.14%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	5,095	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(11,061)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	(282,798)	-0.07%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$(8,995,542)	-2.22%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT OPTIONS*	$(394,585)	-0.10%	$—	0.00%	$201	0.00%	$—	0.00%

CURRENCY FORWARDS*	$(2,554,250)	-0.63%	$—	0.00%	$19,263	0.19%	$—	0.00%

Total Open Trade Equity	$10,933,646	2.70%	$—	0.00%	$19,464	0.19%	$—	0.00%

SWAPS(1)	$41,020,535	10.13%	$—	0.00%	$4,992,959	48.91%	$584,391	12.52%

The Frontier Fund

Condensed Schedule of Investments

December 31, 2009

		Balanced Series		Campbell/ Graham/Tiverton Series		Currency Series		Long Only Series
	Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
U.S. TREASURY SECURITIES
FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391)(2)	15,888,706	3.92%	3,677,298	4.63%	1,255,016	12.29%	285,162	6.11%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039)(2)	15,945,292	3.94%	3,690,395	4.65%	1,259,485	12.34%	286,177	6.13%

		$31,833,998	7.86%	$7,367,693	9.28%	$2,514,501	24.63%	$571,339	12.24%

Additional Disclosure on U.S. Government Securities		Face Value		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	14,921,160		3,453,369		1,178,591		267,797
	US Treasury Note 4.000% due 02/15/2015	15,002,920		3,472,291		1,185,049		269,264

		$29,924,080		$6,925,660		$2,363,640		$537,061

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	15,585,618		3,607,152		1,231,075		279,722
	US Treasury Note 4.000% due 02/15/2015	15,540,915		3,596,805		1,227,544		278,920

		$31,126,533		$7,203,957		$2,458,619		$558,642

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedule of Investments

December 31, 2009

Description	Managed Futures Index Series		Winton Series		Winton/Graham Series
	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$1,403	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	1,132,371	1.66%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(60)	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	(49,882)	-0.07%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	78,236	0.11%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	46,060	0.07%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(738)	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	(22,874)	-0.03%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	(404,032)	-0.59%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	9,295	0.01%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	(62,250)	-0.09%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	213,979	0.31%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	39,774	0.06%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(52,431)	-0.08%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	17,967	0.03%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	17,477	0.03%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	94,269	0.14%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$1,058,564	1.56%

LONG OPTIONS*	$—	0.00%	$—	0.00%	$—	0.00%

The Frontier Fund

Condensed Schedule of Investments

December 31, 2009

Description	Managed Futures Index Series		Winton Series		Winton/Graham Series
	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
SHORT FUTURES CONTRACTS
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$7,800	0.01%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(508,727)	-0.75%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	4,708	0.01%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	(1,907)	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	(3,276)	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	18,764	0.03%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	35,289	0.05%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	16,048	0.02%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(2,250)	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$(433,551)	-0.64%

SHORT OPTIONS*	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS*	$—	0.00%	$—	0.00%	$185,176	0.27%

Total Open Trade Equity	$—	0.00%	$—	0.00%	$810,189	1.19%

SWAPS(1)	$—	0.00%	$—	0.00%	$—	0.00%

The Frontier Fund

Condensed Schedule of Investments

December 31, 2009

	Description	Managed Futures Index Series		Winton Series		Winton/Graham Series
		Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
FACE VALUE		Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391)(2)	208,554	5.53%	3,556,260	6.09%	3,792,359	5.57%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039)(2)	209,297	5.55%	3,568,925	6.11%	3,805,865	5.59%

		$417,851	11.08%	$7,125,185	12.20%	$7,598,224	11.16%

Additional Disclosure on U.S. Government Securities		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	195,854		3,339,701		3,561,423
	US Treasury Note 4.000% due 02/15/2015	196,927		3,358,001		3,580,937

		$392,781		$6,697,702		$7,142,360

		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	204,576		3,488,422		3,720,017
	US Treasury Note 4.000% due 02/15/2015	203,989		3,478,416		3,709,347

		$408,565		$6,966,838		$7,429,364

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedule of Investments

December 31, 2008

	Balanced Series		Winton Series		Campbell/Graham/ Tiverton Series		Currency Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS*

Various base metals futures contracts (U.S.)	$(12,295,591)	-3.68%	$(61,704)	-0.08%	$(16,604)	-0.02%	$—	0.00%
Various base metals futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	729,987	0.22%	706,944	0.95%	16,123	0.02%	—	0.00%
Various currency futures contracts (Canada)	6,889	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	38,129	0.01%	8,268	0.01%	1,315	0.00%	—	0.00%
Various currency futures contracts (Far East)	11,609	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(742,136)	-0.22%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(144,841)	-0.04%	595,492	0.80%	(80,680)	-0.10%	—	0.00%
Various interest rates futures contracts (Canada)	25,302	0.01%	57,298	0.08%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	400,577	0.12%	1,120,595	1.52%	152,684	0.20%	—	0.00%
Various interest rates futures contracts (Far East)	214,448	0.06%	210,136	0.29%	38,094	0.05%	—	0.00%
Various precious metals futures contracts (U.S.)	760,620	0.23%	—	0.00%	3,340	0.00%	—	0.00%
Various soft futures contracts (U.S.)	1,450,205	0.43%	8,930	0.01%	290	0.00%	—	0.00%
Various soft futures contracts (Europe)	155,590	0.05%	51,098	0.07%	2,660	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	119,055	0.04%	935	0.00%	2,274	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	34,898	0.01%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	133,008	0.03%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$(9,102,251)	-2.73%	$2,697,992	3.65%	$119,496	0.15%	$—	0.00%

LONG OPTIONS*	$19,791,432	5.93%	$—	0.00%	$—	0.00%	$—	0.00%

The Frontier Fund

Condensed Schedule of Investments

December 31, 2008

	Balanced Series		Winton Series		Campbell/Graham/ Tiverton Series		Currency Series
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
SHORT FUTURES CONTRACTS*
Various base metals futures contracts (U.S.)	$15,978,874	4.79%	$501,985	0.68%	$41,677	0.04%	$—	0.00%
Various currency futures contracts (US)	117,766	0.04%	(456,100)	-0.62%	625	0.00%	—	0.00%
Various currency futures contracts (Canada)	(9,283)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	37,430	0.01%	—	0.00%	(5,097)	-0.01%	—	0.00%
Various currency futures contracts (Far East)	(36,957)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	830,528	0.25%	109,091	0.15%	(7,363)	-0.01%	—	0.00%
Various interest rates futures contracts (U.S.)	(340,369)	-0.10%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	(2,139)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(26,077)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	(58,831)	-0.02%	(3,652)	0.00%	(1,075)	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	(172,610)	-0.05%	(11,840)	-0.02%	(4,930)	-0.01%	—	0.00%
Various soft futures contracts (U.S.)	(841,206)	-0.25%	(628,657)	-0.85%	(83,229)	-0.10%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	(1,171)	0.00%	—	0.00%		0.00%
Various soft futures contracts (Europe)	(56,202)	-0.02%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(25,725)	-0.01%	(22,255)	-0.03%	(290)	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	(4,155)	-0.01%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(24,304)	-0.01%	(22,869)	-0.03%	(5,296)	-0.01%	—	0.00%
Various stock index futures contracts (Far East)	(18,424)	-0.01%	—	0.00%	(4,799)	-0.01%	—	0.00%

Total Short Futures Contracts	$15,352,471	4.60%	$(539,623)	-0.73%	$(69,777)	-0.11%	$—	0.00%

SHORT OPTIONS*	$(3,378,636)	-1.01%	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS*	$486,511	0.11%	$—	0.00%	$(161,245)	0.20%	$12,810	0.09%

Total Open Trade Equity	$23,149,527	6.90%	$2,158,369	2.92%	$(111,526)	-0.14%	$12,810	0.09%

SWAPS(1)	$53,072,356	15.91%	$—	0.00%	$—	0.00%	$9,122,121	62.73%

The Frontier Fund

Condensed Schedule of Investments

December 31, 2008

		Balanced Series		Winton Series		Campbell/Graham/ Tiverton Series		Currency Series
	Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391)	21,217,648	6.36%	6,358,802	8.59%	4,619,723	5.94%	1,858,412	12.51%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039)	21,824,892	6.54%	6,540,790	8.84%	4,751,938	6.11%	1,911,599	12.88%

		$43,042,540	12.90%	$12,899,592	17.43%	$9,371,661	12.05%	$3,770,011	25.39%

Certificate of Deposits
FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value
$85,000,000.00	Certificate of Deposits 2.19% due 09/15/2009 (Cost $85,000,000)	$34,091,481	10.22%	$14,085,571	19.03%	$12,866,065	16.54%	$3,506,438	23.62%

Additional Disclosure on U.S. Government Securities		Face Value		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	19,098,065		5,801,607		4,111,522		1,652,416
	US Treasury Note 4.000% due 02/15/2015	19,202,712		5,833,397		4,134,051		1,661,471

		$38,300,778		$11,635,004		$8,245,573		$3,313,887

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	19,948,526		6,059,960		4,294,613		1,726,000
	US Treasury Note 4.000% due 02/15/2015	19,891,310		6,042,579		4,282,295		1,721,050

		$39,839,836		$12,102,539		$8,576,908		$3,447,050

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedule of Investments

December 31, 2008

	Winton/Graham Series		Long Only Commodity Series		Long/Short Commodity Series		Managed Futures Index Series
	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(5,895,303)	-10.21%	$—	0.00%
Silver @ Comex Settling 5/1/2009 (Number of Contracts: 647)	—	0.00%	—	0.00%	2,997,465	5.19%	—	0.00%
Silver @ Comex Settling 7/1/2009 ( Number of Contracts: 1,096)	—	0.00%	—	0.00%	3,008,100	5.21%	—	0.00%
Silver @ Comex Settling 12/1/2009 (Number of Contracts: 736)	—	0.00%	—	0.00%	2,138,080	3.70%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	166,320	0.29%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(522,392)	-0.90%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(391)	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	342,510	0.59%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	248,808	0.43%	—	0.00%
Sugar #11 Settling 7/1/2009 (Number of Contracts: 459)	—	0.00%	—	0.00%	(1,403,438)	-2.43%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	(35)	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	100,872	0.18%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	377	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$1,180,973	2.05%	$—	0.00%

LONG OPTIONS*	$—	0.00%	$—	0.00%	285,120	0.49%	$—	0.00%

The Frontier Fund

Condensed Schedule of Investments

December 31, 2008

	Winton/Graham Series		Long Only Commodity Series		Long/Short Commodity Series		Managed Futures Index Series
	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
SHORT FUTURES CONTRACTS
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$132,765	0.23%	$—	0.00%
Silver @ Comex Settling 3/1/2009 (Number of Contracts: 2,054)	—	0.00%	—	0.00%	10,272,220	17.79%	—	0.00%
Silver @ Comex Settling 9/1/2009 (Number of Contracts: 356)	—	0.00%	—	0.00%	(1,034,180)	-1.79%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(29,640)	-0.05%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(1,329,703)	-2.30%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	(234)	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	408,296	0.71%	—	0.00%
Coffee @ CSCE Settling 3/1/2009 (Number of Contracts 740)	—	0.00%	—	0.00%	1,345,875	2.32%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(12,545)	-0.02%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$9,752,854	16.89%	$—	0.00%

SHORT OPTIONS*	$—	0.00%	$—	0.00%	$(465,185)	-0.80%	$—	0.00%

CURRENCY FORWARDS*	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity	$—	0.00%	$—	0.00%	$10,753,763	18.63%	$—	0.00%

SWAPS(1)	$—	0.00%	$836,554	20.69%	$—	0.00%	$—	0.00%

The Frontier Fund

Condensed Schedule of Investments

December 31, 2008

		Winton/Graham Series		Long Only Commodity Series		Long/Short Commodity Series		Managed Futures Index Series
		Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391)	702,096	1.40%	611,888	15.14%	5,202,833	9.01%	69,067	2.03%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039)	722,190	1.44%	629,401	15.57%	5,351,738	9.27%	71,044	2.09%

		$1,424,286	2.84%	$1,241,289	30.71%	$10,554,571	18.28%	$140,111	4.12%

Certificate of Deposits

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value
$85,000,000.00	Certificate of Deposits 2.19% due 09/15/2009 (Cost $85,000,000)	$8,675,748	17.28%	$440,781	10.90%	$10,923,009	18.92%	$488,470	14.35%

Additional Disclosure on U.S. Government Securities		Face Value		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	465,088		569,909		4,750,169		51,223
	US Treasury Note 4.000% due 02/15/2015	467,636		573,032		4,776,197		51,504

		$932,724		$1,142,941		$9,526,366		$102,727

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	485,799		595,288		4,961,700		53,504
	US Treasury Note 4.000% due 02/15/2015	484,406		593,581		4,947,469		53,351

		$970,204		$1,188,869		$9,909,169		$106,855

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Years Ended December 31, 2009, 2008 and 2007

	Frontier Diversified Series(1)	Frontier Dynamic Series(1)	Frontier Long/Short Commodity Series(2)
	12/31/2009	12/31/2009	12/31/2009	12/31/2008	12/31/2007
Investment Income:
Interest—net	$489,238	$269,363	$1,213,141	$921,454	$1,051,098

Total Income	489,238	269,363	1,213,141	921,454	1,051,098

Expenses:
Incentive Fees	299,318	—	2,135,357	1,569,879	728,853
Management Fees	189,654	—	2,923,989	1,703,437	1,027,170
Service Fees—Class 1	179,789	43,521	1,437,570	1,327,950	800,073
Trading Fees	656,932	391,638	350,577	243,105	140,750

Total Expenses	1,325,693	435,159	6,847,493	4,844,371	2,696,846

Investment gain/(loss)—net	(836,455)	(165,796)	(5,634,352)	(3,922,917)	(1,645,748)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	—	—	60,288,927	(18,291,792)	15,057,205
Net change in open trade equity	—	—	(28,316,249)	31,013,453	(14,220,168)
Net unrealized gain/(loss) on swap contracts	(1,707,778)	(2,247,497)	—	—	—
Net realized gain on U.S. Treasury Securities	—	—	—	228,920	—
Net unrealized gain/(loss) on U.S. Treasury Securities	32,581	52,757	(358,065)	712,591	—
Trading commissions	—	—	(3,052,293)	(1,075,686)	(1,070,911)
Earnings on inter-series payables	37,927	2,323,884	—	—	—
Equity in earnings/(loss) from unconsolidated trading companies	1,166,809	—	357,682	—	—

Net gain/(loss) on investments	(470,461)	129,144	28,920,002	12,587,486	(233,874)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(1,306,916)	$(36,652)	$23,285,650	$8,664,569	$(1,879,622)

Less: Operations attributable to Non-controlling interests	—	—	14,758,299	11,001,043	(2,311,769)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,306,916)	$(36,652)	$8,527,351	$(2,336,474)	$432,147

NET INCOME/(LOSS) PER UNIT
Class 1	$(3.20)	$(8.57)	$13.38	$(1.08)	$1.05
Class 1a	N/A	N/A	$1.49	N/A	N/A
Class 2	$(2.23)	$(7.75)	$18.21	$2.09	$4.26
Class 2a	N/A	N/A	$2.48	N/A	N/A
Class 3	N/A	N/A	$4.79	N/A	N/A

(1)	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009
(2)	Frontier Long/Short Commodity Series Class 3 Units began trading on May 29, 2009 and Class 1a and 2a Units began trading on June 8, 2009

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Years Ended December 31, 2009, 2008 and 2007

	Frontier Masters Series(1)	Balanced Series(2)			Campbell/Graham/Tiverton Series
	12/31/2009	12/31/2009	12/31/2008	12/31/2007	12/31/2009	12/31/2008	12/31/2007
Investment Income:
Interest—net	$292,218	$901,710	$1,613,778	$6,823,418	$293,910	$331,073	$1,614,470

Total Income	292,218	901,710	1,613,778	6,823,418	293,910	331,073	1,614,470

Expenses:
Incentive Fees	9,073	7,386,253	14,614,847	9,634,890	222,963	2,999,275	1,025,208
Management Fees	336,955	1,555,348	1,429,568	1,463,113	2,291,126	1,818,096	1,351,587
Service Fees—Class 1	95,272	9,120,995	6,607,802	6,903,826	2,148,431	1,793,780	1,592,284
Trading Fees	444,862	1,937,150	1,958,781	1,653,104	421,502	401,798	377,049

Total Expenses	886,162	19,999,746	24,610,998	19,654,933	5,084,022	7,012,949	4,346,128

Investment gain/(loss)—net	(593,944)	(19,098,036)	(22,997,220)	(12,831,515)	(4,790,112)	(6,681,876)	(2,731,658)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	—	24,948,863	33,159,098	18,024,499	(1,617,478)	(16,480,430)	1,718,484
Net realized gain/(loss) on swap contracts	—	—	361,511	1,674,698	—	—	—
Net change in open trade equity	—	(17,024,041)	31,443,123	(5,946,236)	(760,231)	30,023,621	(341,386)
Net unrealized gain/(loss) on swap contracts	(1,864,032)	(12,051,820)	20,742,953	(4,294,443)	—	—	—
Net realized gain on U.S. Treasury Securities	—	—	800,494	—	—	180,450	—
Net unrealized gain/(loss) on U.S. Treasury Securities	52,370	(2,354,829)	3,401,799	—	(467,310)	839,011	—
Trading commissions	—	(1,528,958)	(1,350,615)	(2,989,829)	(99,835)	(145,539)	(42,272)
Earnings on inter-series receivables	—	(5,590,378)	(856,324)	632,098	—	—	—
Earnings on inter-series payables	815,865	—	—	—	—	—	325,800
Equity in earnings/(loss) from unconsolidated trading companies	682,798	13,109,866	12,793,730	(2,311,769)	2,247,382	9,751,678	69,672

Net gain/(loss) on investments	(312,999)	(491,297)	100,495,769	4,789,018	(697,472)	24,168,791	1,730,298

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(906,943)	$(19,589,333)	$77,498,549	$(8,042,497)	$(5,487,584)	$17,486,915	$(1,001,360)

Less: Operations attributable to Non-controlling interests	—	(438,431)	17,340,210	5,141,096	(1,336,526)	4,734,727	1,334,826

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(906,943)	$(19,150,902)	$60,158,339	$(13,183,593)	$(4,151,058)	$12,752,188	$(2,336,186)

NET INCOME/(LOSS) PER UNIT
Class 1	$(5.54)	$(6.63)	$23.71	$(5.20)	$(5.89)	$18.64	$(4.37)
Class 1a	N/A	$(6.59)	$21.19	$(5.07)	N/A	N/A	N/A
Class 2	$(4.63)	$(3.43)	$30.44	$(2.24)	$(3.04)	$23.94	$(1.66)
Class 2a	N/A	$(3.70)	$25.83	$(2.41)	N/A	N/A	N/A
Class 3a	N/A	$(4.37)	N/A	N/A	N/A	N/A	N/A

(1)	The Frontier Masters Series began trading operations on June 9, 2009
(2)	The Balanced Series Class 3 Units began trading on June 3, 2009

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Years Ended December 31, 2009, 2008 and 2007

	Currency Series			Long Only Commodity Series			Managed Futures Index Series
	12/31/2009	12/31/2008	12/31/2007	12/31/2009	12/31/2008	12/31/2007	12/31/2009	12/31/2008	12/31/2007
Investment Income:
Interest—net	$88,884	$122,102	$435,431	$76,629	$112,372	$509,099	$67,985	$35,362	$165,165

Total Income	88,884	122,102	435,431	76,629	112,372	509,099	67,985	35,362	165,165

Expenses:
Management Fees	161,155	164,428	106,645	53,403	75,213	171,913	78,544	33,826	87,109
Service Fees—Class 1	302,067	350,360	256,106	68,696	107,713	88,731	41,467	26,950	11,883
Trading Fees	140,572	130,222	95,794	21,077	30,079	68,726	19,812	8,454	21,638

Total Expenses	603,794	645,010	458,545	143,176	213,005	329,370	139,823	69,230	120,630

Investment gain/(loss)—net	(514,910)	(522,908)	(23,114)	(66,547)	(100,633)	179,729	(71,838)	(33,868)	44,535

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	(178,743)	234,616	(8,104)	—	—	—	—	—	(353,098)
Net realized gain/(loss) on swap contracts	—	1,047,794	135,100	883,900	(2,684,087)	1,729,289	—	—	—
Net change in open trade equity	2,985	780	(28,482)	—	—	—	—	—	(224,977)
Net unrealized gain/(loss) on swap contracts	(4,129,164)	(2,877,879)	—	—	—	—	—	—	—
Net realized gain on U.S. Treasury Securities	—	114,432	—	—	27,185	—	—	6,580	—
Net unrealized gain/(loss) on U.S. Treasury Securities	(165,246)	355,696	—	(24,171)	60,003	—	(22,641)	33,810	—
Trading commissions	—	—	—	—	—	—	—	—	(22,129)
Earnings on inter-series payables	2,412,702	856,324	(188,597)		—	(1,184,019)	—	—	490,858
Equity in earnings/(loss) from unconsolidated trading companies	—	—	—		—	—	(467,800)	661,280	109,775

Net gain/(loss) on investments	(2,057,466)	(268,237)	(90,083)	859,729	(2,596,899)	545,270	(490,441)	701,670	429

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(2,572,376)	$(791,145)	$(113,197)	$793,182	$(2,697,532)	$724,999	$(562,279)	$667,802	$44,964

NET INCOME/(LOSS) PER UNIT
Class 1	$(18.19)	$(4.47)	$(0.50)	$13.28	$(40.48)	$15.34	$(19.64)	$31.59	$3.84
Class 2	$(17.96)	$(1.70)	$2.77	$15.84	$(40.58)	$17.91	$(18.42)	$35.28	$5.99

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Years Ended December 31, 2009, 2008 and 2007

	Winton Series			Winton/Graham Series
	12/31/2009	12/31/2008	12/31/2007	12/31/2009	12/31/2008	12/31/2007
Investment Income:
Interest—net	$361,106	$316,243	$563,371	$259,485	$100,204	$206,887

Total Income	361,106	316,243	563,371	259,485	100,204	206,887

Expenses:
Incentive Fees	(21,347)	1,859,948	687,066	350,180	876,892	170,704
Management Fees	1,430,660	1,170,160	445,408	1,583,991	505,597	216,609
Service Fees—Class 1	1,634,324	1,693,985	475,010	1,406,083	508,438	163,270
Trading Fees	331,643	292,355	111,329	285,842	101,035	42,979

Total Expenses	3,375,280	5,016,448	1,718,813	3,626,096	1,991,962	593,562

Investment gain/(loss)—net	(3,014,174)	(4,700,205)	(1,155,442)	(3,366,611)	(1,891,758)	(386,675)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	(4,684,999)	7,399,048	—	5,853,780	—	—
Net change in open trade equity	(3,608,807)	630,441	—	1,681,991	—	—
Net realized gain on U.S. Treasury Securities	—	146,719	—	—	155,060	—
Net unrealized gain/(loss) on U.S. Treasury Securities	(434,210)	824,019	—	(367,408)	509,595	—
Trading commissions	(36,658)	(103,097)	—	(342,295)	—	—
Earnings on inter-series payables	—	—	—	—	—	(76,140)
Equity in earnings/(loss) from unconsolidated trading companies	1,026,676	6,927,252	4,995,445	(2,906,982)	5,611,603	1,334,826

Net gain/(loss) on investments	(7,737,998)	15,824,382	4,995,445	3,919,086	6,276,258	1,258,686

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(10,752,172)	$11,124,177	$3,840,003	$552,475	$4,384,500	$872,011

Less: Operations attributable to Non-controlling interests	(4,066,993)	2,669,563	—	3,347,600	—	—

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(6,685,179)	$8,454,614	$3,840,003	$(2,795,125)	$4,384,500	$872,011

NET INCOME/(LOSS) PER UNIT
Class 1	$(12.84)	$16.58	$8.18	$(6.12)	$21.14	$10.34
Class 2	$(9.94)	$21.43	$11.80	$(3.10)	$27.12	$14.12

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2009, 2008 and 2007

	Frontier Diversified Series(1)					Frontier Dynamic Series(1)
	Class 1	Class 1	Class 2	Class 2	Total	Class 1	Class 1	Class 2	Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners		Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total
Owners’ Capital, January 1, 2007	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owners’ Capital, December 31, 2007	—	—	—	—	—	—	—	—	—	—

Owners’ Capital, December 31, 2008	—	—	—	—	—	—	—	—	—	—

Sale of Units	27,500	33,782,890	547,500	23,434,563	57,792,453	27,500	601,269	27,500	277,300	933,569
Redemption of Units	—	(10,924)	—	(158,494)	(169,418)	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations	(879)	(838,047)	(3,710)	(464,280)	(1,306,916)	(2,358)	(20,156)	(2,130)	(12,008)	(36,652)

Owners’ Capital, December 31, 2009	$26,621	$32,933,919	$543,790	$22,811,789	$56,316,119	$25,142	$581,113	$25,370	$265,292	$896,917

Owners’ Capital—Units, January 1, 2007	—	—	—	—	—	—	—	—	—	—

Owners’ Capital—Units, December 31, 2007	—	—	—	—	—	—	—	—	—	—

Owners’ Capital—Units, December 31, 2008	—	—	—	—	—	—	—	—	—	—

Sale of Units	275	340,324	5,562	234,902	581,063	275	6,356	275	2,876	9,782
Redemption of Units	—	(110)	—	(1,590)	(1,700)	—	—	—	—	—

Owners’ Capital—Units, December 31, 2009	275	340,214	5,562	233,312	579,363	275	6,356	275	2,876	9,782

Net asset value per unit at start of operations		$100.00		$100.00			$100.00		$100.00
Change in net asset value per unit for year ended December 31, 2009		(3.20)		(2.23)			(8.57)		(7.75)

Net asset value per unit at December 31, 2009		$96.80		$97.77			$91.43		$92.25

(1)	The Frontier Diversified Series and Dynamic Series began trading operations on June 9, 2009

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2009, 2008 and 2007

	Frontier Long/Short Commodity Series
	Class 1	Class 2		Class 3(1)	Class 1a(2)	Class 1a(2)	Class 2a(2)	Class 2a(2)	Non-Controlling Interests	Total
	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2007	19,478,595	249,285	2,448,197	—	—	—	—	—	(78,056)	22,098,021

Sale of Units	18,002,305	111,000	1,206,261	—	—	—	—	—	—	19,319,566
Redemption of Units	(6,675,705)	—	(500,449)	—	—	—	—	—	—	(7,176,154)
Contributions	—	—	—	—	—	—	—	—	6,750,000	6,750,000
Distributions	—	—	—	—	—	—	—	—	(121,827)	(121,827)
Operations attributable to Non-controlling interests	—	—	—	—	—	—	—	—	(2,311,769)	(2,311,769)
Net increase (decrease) in Owners’ Capital resulting from operations	287,551	13,765	130,831	—	—	—	—	—	—	432,147

Owners’ Capital, December 31, 2007	31,092,746	374,050	3,284,840	—	—	—	—	—	4,238,348	38,989,984

Sale of Units	28,403,530	557,000	7,696,603	—	—	—	—	—	—	36,657,133
Redemption of Units	(10,999,764)	—	(340,236)	—	—	—	—	—	—	(11,340,000)
Contributions	—	—	—	—	—	—	—	—	1,500,000	1,500,000
Distributions	—	—	—	—	—	—	—	—	(6,615,235)	(6,615,235)
Operations attributable to Non-controlling interests	—	—	—	—	—	—	—	—	11,001,043	11,001,043
Net increase (decrease) in Owners’ Capital resulting from operations	(1,971,106)	2,658	(368,026)	—	—	—	—	—	—	(2,336,474)

Owners’ Capital, December 31, 2008	46,525,406	933,708	10,273,181	—	—	—	—	—	10,124,156	67,856,451

Sale of Units	7,069,581	—	3,221,195	6,746,852	27,500	1,052,844	27,500	837,250	—	18,982,722
Redemption of Units	(14,009,386)	—	(1,557,461)	(821,589)	—	—	—	—	—	(16,388,436)
Contributions	—	—	—	—	—	—	—	—	36,000,000	36,000,000
Distributions	—	—	—	—	—	—	—	—	(61,169,256)	(61,169,256)
Operations attributable to Non-controlling interests	—	—	—	—	—	—	—	—	14,758,299	14,758,299
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	6,173,624	155,619	1,959,861	214,793	411	11,261	683	11,099	—	8,527,351

Owners’ Capital, December 31, 2009	$45,759,225	$1,089,327	$13,896,776	$6,140,056	$27,911	$1,064,105	$28,183	$848,349	$(286,801)	$68,567,131

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2009, 2008 and 2007

	Frontier Long/Short Commodity Series
	Class 1	Class 2		Class 3(1)	Class 1a(2)	Class 1a(2)	Class 2a(2)	Class 2a(2)	Non-Controlling Interests	Total
	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owner’s Capital—Units, January 1, 2007	193,966	2,422	23,784	—	—	—	—	—	—	220,172

Sale of Units	179,408	1,068	11,627	—	—	—	—	—	—	192,103
Redemption of Units	(66,949)	—	(4,765)	—	—	—	—	—	—	(71,714)

Owners’ Capital—Units, December 31, 2007	306,425	3,490	30,646							340,561

Sale of Units	263,538	5,054	66,341	—	—	—	—	—	—	334,933
Redemption of Units	(106,515)	—	(2,979)	—	—	—	—	—	—	(109,494)

Owners’ Capital—Units, December 31, 2008	463,448	8,544	94,008	—	—	—	—	—	—	566,000

Sale of Units	67,026	—	28,148	54,820	275	10,484	275	8,278	—	169,306
Redemption of Units	(128,268)	—	(13,156)	(6,658)	—	—	—	—	—	(148,082)

Owners’ Capital—Units, December 31, 2009	402,206	8,544	109,000	48,162	275	10,484	275	8,278	—	587,224

Net asset value per unit at January 1, 2007	$100.42		$102.93	$—		$—		$—
Change in net asset value per unit for the year ended December 31, 2007	1.05		4.26	—		—		—

Net asset value per unit at December 31, 2007	$101.47		$107.19	$—		$—		$—
Change in net asset value per unit for the year ended December 31, 2008	(1.08)		2.09	—		—		—

Net asset value per unit at December 31, 2008 or start of operations	$100.39		$109.28	$122.70		$100.00		$100.00
Change in net asset value per unit for the year ended December 31, 2009	13.38		18.21	4.79		1.49		2.48

Net asset value per unit at December 31, 2009	$113.77		$127.49	$127.49		$101.49		$102.48

(1)	Long/Short Series Class 3 began trading operations on May 30, 2009
(2)	Long/Short Series Class 1a and 2a began trading operations on June 9, 2009

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2009, 2008 and 2007

	Frontier Masters Series(1)					Balanced Series
	Class 1	Class 1	Class 2	Class 2	Total	Class 1	Class 1a		Class 2		Class 2a		Class 3a(2)	Non- Controlling Interests	Total
	Managing Owner	Limited Owners	Managing Owner	Limited Owners		Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners
Owners’ Capital, January 1, 2007	$—	$—	$—	$—	$—	$224,559,900	$192	$4,203,673	$711,471	$47,869,930	$48,942	$612,864	$—	$42,733,193	$320,740,165

Sale of Units	—	—	—	—	—	45,063,047	—	2,453,374	2,200,000	10,161,842	30,000	769,760	—	—	60,678,023
Redemption of Units	—	—	—	—	—	(53,164,207)	—	(758,846)	—	(13,809,185)	—	(184,318)	—	—	(67,916,556)
Contributions							—	—	—	—	—	—	—	11,190,255	11,190,255
Distributions							—	—	—	—	—	—	—	(35,439,500)	(35,439,500)
Operations attributable to Non-controlling interests							—	—	—	—	—	—	—	5,141,096	5,141,096
Net (decrease) in Owners’ Capital resulting from operations	—	—	—	—	—	(11,717,992)	(10)	(259,883)	(71,325)	(1,108,691)	(297)	(25,395)	—	—	(13,183,593)

Owners’ Capital, December 31, 2007	—	—	—	—	—	204,740,748	182	5,638,318	2,840,146	43,113,896	78,645	1,172,911	—	23,625,044	281,209,890

Sale of Units	—	—	—	—	—	53,227,589	—	2,242,824	—	17,553,242	20,000	586,073	—	—	73,629,728
Redemption of Units	—	—	—	—	—	(46,971,227)	—	(1,099,001)	—	(9,274,267)	—	(345,411)	—	—	(57,689,906)
Change in control of ownership—Trading Companies							—	—	—	—	—	—	—	(11,459,210)	(11,459,210)
Contributions							—	—	—	—	—	—	—	3,320,822	3,320,822
Distributions							—	—	—	—	—	—	—	(23,496,787)	(23,496,787)
Operations attributable to Non-controlling interests							—	—	—	—	—	—	—	17,340,210	17,340,210
Net (decrease) in Owners’ Capital resulting from operations	—	—	—	—	—	45,553,719	42	1,353,800	771,984	12,104,661	21,733	352,400	—	—	60,158,339

Owners’ Capital, December 31, 2008	—	—	—	—	—	256,550,829	224	8,135,941	3,612,130	63,497,532	120,378	1,765,973	—	9,330,079	343,013,086

Sale of Units	27,500	15,316,642	212,500	8,642,384	24,199,026	75,585,729	—	3,817,405	460,000	25,457,174	30,000	1,772,211	1,241,589	—	108,364,108
Redemption of Units	—	(4,896)	—	—	(4,896)	(29,735,827)	(221)	(2,204,266)	(270,000)	(13,352,072)	—	(282,240)	(35,688)	—	(45,880,314)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	—	—	—	—	—	—	350,058	350,058
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	21,615,249	21,615,249
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,938,158)	(2,938,158)
Operations attributable to Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(438,431)	(438,431)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(1,523)	(614,393)	(2,149)	(288,878)	(906,943)	(16,376,424)	(3)	(598,966)	(104,950)	(1,927,648)	(4,861)	(102,895)	(35,155)	—	(19,150,902)

Owners’ Capital, December 31, 2009	$25,977	$14,697,353	$210,351	$8,353,506	$23,287,187	$286,024,307	$—	$9,150,114	$3,697,180	$73,674,986	$145,517	$3,153,049	$1,170,746	$27,918,797	$404,934,696

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2009, 2008 and 2007

	Frontier Masters Series (1)					Balanced Series
	Class 1	Class 1	Class 2	Class 2	Total	Class 1	Class 1a		Class 2		Class 2a		Class 3a (2)	Non- Controlling Interests	Total
	Managing Owner	Limited Owners	Managing Owner	Limited Owners		Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners
Owners’ Capital—Units, January 1, 2007	—	—	—	—	—	2,105,455	2	43,800	6,228	419,011	500	6,261	—	—	2,581,257

Sale of Units						431,921	—	26,140	19,131	90,124	324	7,986	—	—	575,626
Redemption of Units						(519,373)	—	(7,910)	—	(124,183)	—	(1,961)	—	—	(653,427)

															—
Owners’ Capital—Units, December 31, 2007	—	—	—	—	—	2,018,003	2	62,030	25,359	384,952	824	12,286	—	—	2,503,456

Sale of Units						460,090	—	21,617	—	134,511	168	5,372	—	—	621,758
Redemption of Units						(428,503)	—	(11,063)	—	(73,679)	—	(3,098)	—	—	(516,343)

Owners’ Capital—Units, December 31, 2008	—	—	—	—	—	2,049,590	2	72,584	25,359	445,784	992	14,560	—	—	2,608,871

Sale of Units	275	155,639	2,206	87,587	245,707	604,791	—	34,150	3,176	177,866	245	14,604	10,253	—	845,085
Redemption of Units	—	(50)	—		(50)	(241,428)	(2)	(20,000)	(1,939)	(93,669)	—	(2,353)	(298)	—	(359,689)

Owners’ Capital—Units, December 31, 2009	275	155,589	2,206	87,587	245,657	2,412,953	—	86,734	26,596	529,981	1,237	26,811	9,955	—	3,094,267

Net asset value per unit at January 1, 2007		$—		$—		$106.66		$95.97		$114.24		$97.88	$—
Change in net asset value per unit for year ended December 31, 2007		—		—		(5.20)		(5.07)		(2.24)		(2.41)	—

Net asset value per unit at December 31, 2007		$—		$—		$101.46		$90.90		$112.00		$95.47	$—
Change in net asset value per unit for year ended December 31, 2008		—		—		23.71		21.19		30.44		25.83	—

Net asset value per unit at December 31, 2008 or beginning of operations		$100.00		$100.00		$125.17		$112.09		$142.44		$121.30	$121.97
Change in net asset value per unit for year ended December 31, 2009		(5.54)		(4.63)		(6.63)		(6.59)		(3.43)		(3.70)	(4.37)

Net asset value per unit at December 31, 2009		$94.46		$95.37		$118.54		$105.50		$139.01		$117.60	$117.60

(1)	The Frontier Masters Series began trading operations on June 9, 2009
(2)	Balanced Series Class 3a began trading operations on June 4, 2009

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2009, 2008 and 2007

	Campbell/Graham/Tiverton Series					Currency Series
	Class 1	Class 2		Non-Controlling Interests	Total	Class 1	Class 2		Total
	Limited Owners	Managing Owner	Limited Owners			Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2007	$48,843,314	$2,105,062	$5,245,105	$15,514,377	$71,707,858	$6,891,891	$16,689	$478,047	$7,386,627

Sale of Units	16,528,939	—	1,454,351	—	17,983,290	4,092,276	1,000,000	127,954	5,220,230
Redemption of Units	(7,450,850)	(2,000,000)	(1,038,831)	—	(10,489,681)	(1,073,104)	(500,000)	(328,550)	(1,901,654)
Contributions	—	—	—	653,524	653,524	—	—	—	—
Distributions	—	—	—	(12,727,173)	(12,727,173)	—	—	—	—
Operations attributable to Non-controlling interests	—	—	—	1,334,826	1,334,826	—	—	—	—
Net increase (decrease) in Owners’ Capital resulting from operations	(2,390,501)	139,395	(85,080)	—	(2,336,186)	(119,251)	(2,751)	8,805	(113,197)

Owners’ Capital, December 31, 2007	55,530,902	244,457	5,575,545	4,775,554	66,126,458	9,791,812	513,938	286,256	10,592,006

Sale of Units	15,128,511	—	2,039,851	—	17,168,362	4,569,653	400,000	2,203,875	7,173,528
Redemption of Units	(12,047,193)	—	(1,459,332)	—	(13,506,525)	(1,825,220)	(217,000)	(85,384)	(2,127,604)
Contributions	—	—	—	3,478,151	3,478,151	—	—	—	—
Distributions	—	—	—	(10,597,205)	(10,597,205)	—	—	—	—
Operations attributable to Non-controlling interests	—	—	—	4,734,727	4,734,727	—	—	—	—
Net increase (decrease) in Owners’ Capital resulting from operations	11,344,935	58,421	1,348,832	—	12,752,188	(636,060)	(9,581)	(145,504)	(791,145)

Owners’ Capital, December 31, 2008	69,957,155	302,878	7,504,896	2,391,227	80,156,156	11,900,185	687,357	2,259,243	14,846,785

Sale of Units	10,924,243	—	4,025,676	—	14,949,919	570,243	—	82,125	652,368
Redemption of Units	(7,507,650)	(170,000)	(1,523,780)	—	(9,201,430)	(2,434,358)	—	(284,291)	(2,718,649)
Change in control of ownership—Trading Companies	—	—	—	(4,388,979)	(4,388,979)	—	—	—	—
Contributions	—	—	—	4,400,000	4,400,000	—	—	—	—
Distributions	—	—	—	(1,065,722)	(1,065,722)	—	—	—	—
Operations attributable to Non-controlling interests	—	—	—	(1,336,526)	(1,336,526)	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(3,926,382)	(7,368)	(217,308)	—	(4,151,058)	(2,101,688)	(112,973)	(357,715)	(2,572,376)

Owners’ Capital, December 31, 2009	$69,447,366	$125,510	$9,789,484	$—	$79,362,360	$7,934,382	$574,384	$1,699,362	$10,208,128

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2009, 2008 and 2007

	Campbell/Graham/Tiverton Series					Currency Series
	Class 1	Class 2		Non-Controlling Interests	Total	Class 1	Class 2		Total
	Limited Owners	Managing Owner	Limited Owners			Limited Owners	Managing Owner	Limited Owners
Owner’s Capital—Units, January 1, 2007	507,344	20,666	51,494	—	579,504	68,126	154	4,417	72,697

Sale of Units	175,604	—	14,394	—	189,998	39,538	8,825	1,135	49,498
Redemption of Units	(78,709)	(18,227)	(10,242)	—	(107,178)	(10,391)	(4,349)	(2,973)	(17,713)

Owners’ Capital—Units, December 31, 2007	604,239	2,439	55,646	—	662,324	97,273	4,630	2,579	104,482

Sale of Units	151,684	—	18,316	—	170,000	44,605	3,669	18,851	67,125
Redemption of Units	(123,076)	—	(13,508)	—	(136,584)	(18,159)	(2,010)	(760)	(20,929)

Owners’ Capital—Units, December 31, 2008	632,847	2,439	60,454	—	695,740	123,719	6,289	20,670	150,678

Sale of Units	101,789	—	32,910	—	134,699	6,288	—	787	7,075
Redemption of Units	(71,005)	(1,403)	(12,523)	—	(84,931)	(28,285)	—	(2,852)	(31,137)

Owners’ Capital—Units, December 31, 2009	663,631	1,036	80,841	—	745,508	101,722	6,289	18,605	126,616

Net asset value per unit at January 1, 2007	$96.27		$101.86			$101.16		$108.23
Change in net asset value per unit for the year ended December 31, 2007	(4.37)		(1.66)			(0.50)		2.77

Net asset value per unit at December 31, 2007	$91.90		$100.20			$100.66		$111.00
Change in net asset value per unit for the year ended December 31, 2008	18.64		23.94			(4.47)		(1.70)

Net asset value per unit at December 31, 2008	$110.54		$124.14			$96.19		$109.30
Change in net asset value per unit for the year ended December 31, 2009	(5.89)		(3.04)			(18.19)		(17.96)

Net asset value per unit at December 31, 2009	$104.65		$121.10			$78.00		$91.34

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2009, 2008 and 2007

	Long Only Commodity Series				Managed Futures Index Series
	Class 1	Class 2		Total	Class 1	Class 2		Total
	Limited Owners	Managing Owner	Limited Owners		Limited Owners	Managing Owner	Limited Owners
Owner’s Capital, January 1, 2007	$4,321,464	$47,632	$67,769	$4,436,865	$500,070	$50,141	$2,518	$552,729

Sale of Units	1,304,399	100,000	96,183	1,500,582	264,820	230,000	39,900	534,720
Redemption of Units	(1,584,773)	—	(47,605)	(1,632,378)	(174,964)	—	—	(174,964)
Net increase (decrease) in Owners’ Capital resulting from operations	689,799	22,462	12,738	724,999	31,814	14,431	(1,281)	44,964

Owners’ Capital, December 31, 2007	4,730,889	170,094	129,085	5,030,068	621,740	294,572	41,137	957,449

Sale of Units	2,036,429	—	1,058,317	3,094,746	1,620,857	—	889,180	2,510,037
Redemption of Units	(1,356,931)	—	(27,878)	(1,384,809)	(416,360)	(300,000)	(15,877)	(732,237)
Net increase (decrease) in Owners’ Capital resulting from operations	(2,156,161)	(60,002)	(481,369)	(2,697,532)	440,740	82,987	144,075	667,802

Owners’ Capital, December 31, 2008	3,254,226	110,092	678,155	4,042,473	2,266,977	77,559	1,058,515	3,403,051

Sale of Units	409,347	—	86,800	496,147	708,699	200,000	1,071,138	1,979,837
Redemption of Units	(572,400)	—	(93,077)	(665,477)	(822,446)	—	(224,954)	(1,047,400)
Net increase/(decrease) in Owners’ Capital resulting from operations	620,408	23,421	149,353	793,182	(321,795)	(18,354)	(222,130)	(562,279)

Owners’ Capital, December 31, 2009	$3,711,581	$133,513	$821,231	$4,666,325	$1,831,435	$259,205	$1,682,569	$3,773,209

Owner’s Capital—Units, January 1, 2007	45,276	490	698	46,464	5,169	509	26	5,704

Sale of Units	13,507	989	884	15,380	2,843	2,312	368	5,523
Redemption of Units	(16,082)	—	(460)	(16,542)	(1,831)	—	—	(1,831)

Owners’ Capital—Units, December 31, 2007	42,701	1,479	1,122	45,302	6,181	2,821	394	9,396

Sale of Units	16,745	—	8,208	24,953	14,749	—	7,317	22,066
Redemption of Units	(13,161)	—	(222)	(13,383)	(3,779)	(2,266)	(134)	(6,179)

Owners’ Capital—Units, December 31, 2008	46,285	1,479	9,108	56,872	17,151	555	7,577	25,283

Sale of Units	6,185	—	1,232	7,417	5,748	1,582	8,084	15,414
Redemption of Units	(8,065)	—	(1,245)	(9,310)	(6,625)	—	(1,787)	(8,412)

Owners’ Capital—Units, December 31, 2009	44,405	1,479	9,095	54,979	16,274	2,137	13,874	32,285

Net asset value per unit at January 1, 2007	$95.45		$97.13		$96.75		$98.43
Change in net asset value per unit for the year ended December 31, 2007	15.34		17.91		3.84		5.99

Net asset value per unit at December 31, 2007	$110.79		$115.04		$100.59		$104.42
Change in net asset value per unit for the year ended December 31, 2008	(40.48)		(40.58)		31.59		35.28

Net asset value per unit at December 31, 2008	$70.31		$74.46		$132.18		$139.70
Change in net asset value per unit for the year ended December 31, 2009	13.28		15.84		(19.64)		(18.42)

Net asset value per unit at December 31, 2009	$83.59		$90.30		$112.54		$121.28

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2009, 2008 and 2007

	Winton Series						Winton/Graham Series
	Class 1		Class 2				Class 1	Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Owner’s Capital, January 1, 2007	$1,057	$355,867	$228,782	$61,939	$—	$647,645	$5,991,337	$389,915	$1,659,580	$—	$8,040,832

Sale of Units	—	34,289,489	410,000	8,918,823	—	43,618,312	1,274,358	—	24,016	—	1,298,374
Redemption of Units	—	(1,381,913)	(500,000)	(184,886)	—	(2,066,799)	(1,786,900)	(400,000)	(155,334)	—	(2,342,234)
Net increase (decrease) in Owners’ Capital resulting from operations	81	2,399,679	96,610	1,343,633	—	3,840,003	581,412	54,785	235,814	—	872,011

Owners’ Capital, December 31, 2007	1,138	35,663,122	235,392	10,139,509	—	46,039,161	6,060,207	44,700	1,764,076	—	7,868,983

Sale of Units	—	25,445,441	—	—	—	25,445,441	28,257,833	—	11,442,834	—	39,700,667
Redemption of Units	—	(5,428,009)	—	(484,181)	—	(5,912,190)	(1,559,841)	—	(199,080)	—	(1,758,921)
Change in control of ownership—Trading Companies	—	—	—	—	10,799,618	10,799,618	—	—	—	—	—
Contributions	—	—	—	—	12,720,000	12,720,000	—	—	—	—	—
Distributions	—	—	—	—	(14,833,536)	(14,833,536)	—	—	—	—	—
Operations attributable to Non-controlling interests	—	—	—	—	2,669,563	2,669,563	—	—	—	—	—
Net increase (decrease) in Owners’ Capital resulting from operations	166	6,601,801	42,543	1,810,104	—	8,454,614	3,002,636	11,615	1,370,249	—	4,384,500

Owners’ Capital, December 31, 2008	1,304	62,282,355	277,935	11,465,432	11,355,645	85,382,671	35,760,835	56,315	14,378,079	—	50,195,229

Sale of Units	—	287,976	200,000	—	—	487,976	20,207,122	—	360,401	—	20,567,523
Redemption of Units	(1,165)	(8,521,271)	—	(905,208)	—	(9,427,644)	(5,384,099)	—	(1,892,655)	—	(7,276,754)
Change in control of ownership—Trading Companies	—	—	—	—	(13,830,805)	(13,830,805)	—	—	—	2,258,238	2,258,238
Contributions	—	—	—	—	8,850,000	8,850,000	—	—	—	8,100,000	8,100,000
Distributions	—	—	—	—	(2,307,847)	(2,307,847)	—	—	—	(6,362,253)	(6,362,253)
Operations attributable to Non-controlling interests	—	—	—	—	(4,066,993)	(4,066,993)	—	—	—	3,347,600	3,347,600
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(139)	(5,850,743)	(22,653)	(811,644)	—	(6,685,179)	(2,415,463)	(1,325)	(378,337)	—	(2,795,125)

Owners’ Capital, December 31, 2009	$—	$48,198,317	$455,282	$9,748,580	$—	$58,402,179	$48,168,395	$54,990	$12,467,488	$7,343,585	$68,034,458

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2009, 2008 and 2007

	Winton Series						Winton/Graham Series
	Class 1		Class 2				Class 1	Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Owner’s Capital—Units, January 1, 2007	10	3,368	2,142	580	—	6,100	70,733	4,320	18,389	—	93,442

Sale of Units	—	322,603	4,210	86,620	—	413,433	13,874	—	236	—	14,110
Redemption of Units	—	(12,671)	(4,367)	(1,712)	—	(18,750)	(20,840)	(3,892)	(1,722)	—	(26,454)

Owners’ Capital—Units, December 31, 2007	10	313,300	1,985	85,488	—	400,783	63,767	428	16,903	—	81,098

Sale of Units	—	208,113	—	—	—	208,113	258,465	—	94,026	—	352,491
Redemption of Units	—	(43,818)	—	(3,618)	—	(47,436)	(14,428)	—	(1,578)	—	(16,006)

Owners’ Capital—Units, December 31, 2008	10	477,595	1,985	81,870	—	561,460	307,804	428	109,351	—	417,583

Sale of Units	—	2,363	1,514	—	—	3,877	178,479	—	2,731	—	181,210
Redemption of Units	(10)	(70,007)	—	(6,940)	—	(76,957)	(48,630)	—	(14,976)	—	(63,606)

Owners’ Capital—Units, December 31, 2009	—	409,951	3,499	74,930	—	488,380	437,653	428	97,106	—	535,187

Net asset value per unit at January 1, 2007		$105.65		$106.81			$84.70		$90.25
Change in net asset value per unit for the year ended December 31, 2007		8.18		11.80			10.34		14.12

Net asset value per unit at December 31, 2007		$113.83		$118.61			$95.04		$104.37
Change in net asset value per unit for the year ended December 31, 2008		16.58		21.43			21.14		27.12

Net asset value per unit at December 31, 2008		$130.41		$140.04			$116.18		$131.49
Change in net asset value per unit for the year ended December 31, 2009		(12.84)		(9.94)			(6.12)		(3.10)

Net asset value per unit at December 31, 2009		$117.57		$130.10			$110.06		$128.39

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Notes to Financial Statements

As of December 31, 2009 and December 31, 2008

1. Organization and Purpose

The Frontier Fund (the “Trust”), was formed as a Delaware statutory trust on August 8, 2003, with separate Series of Units. The Trust’s term will expire on December 31, 2053 (unless terminated earlier in certain circumstances). The Trust is a multi-advisor commodity pool as described in Commodity Futures Trading Commission, or CFTC Regulation § 4.1 0(d)(2).

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

•

has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies); and

•

maintains each Series of Units in three or six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of Selling Agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1 a of such Series, is prepaid to Equinox Fund Management, LLC (the “Managing Owner”) by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1 a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series or Class 2a Units of the Frontier Long/Short Commodity Series) sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

purposes. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents.

•

All payments made to Selling Agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 231 0(b)(4)(B)(ii) (formerly Rule 281 0(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1 a Units or Class 2a Units of the Frontier Long/Short Commodity Series or Balanced Series will be classified as Class 3 Units of such Series, or Class 3a Units of the Frontier Long/Short Commodity Series or Balanced Series, as applicable when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. No service fees are paid with respect to Class 3 or Class 3a Units.

•

Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

As of December 31, 2009, the Trust, with respect to the Frontier Diversified Series, Frontier Dynamic Series, Frontier Masters Series, Campbell/Graham/Tiverton Series, Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Balanced Series, and Frontier Long/Short Commodity Series separates Units into six separate Classes – Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of certificates of deposit, custom time deposits and U.S. Treasury securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

As of December 31, 2009, each of the Frontier Dynamic Series, Long Only Commodity Series, Managed Futures Index Series and Winton Series has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in each such Trading Company, except the Trading Company for the Frontier Dynamic Series and for the Long Only Commodity Series allocate assets only to Swaps. The Currency Series invests a portion of its assets in a single Trading Company, which allocates assets to one Trading Advisor and one Swap. The Frontier Long/Short Commodity Series invests its assets in a single Trading Company and has multiple Trading Advisors that manage the assets invested in such Trading Company. Each of the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Campbell/Graham/Tiverton Series, and Winton/Graham Series has invested a portion of its assets in several different Trading Companies and has multiple Trading Advisors that manage the assets invested in such Trading Companies.

2. Significant Accounting Policies

The following are the significant accounting policies of the Trust.

Basis of Presentation—The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (‘ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Existing GAAP prior to the effective date of the ASC was not altered in compilation of the ASC. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

The consolidated financial statements of the Balanced Series include the assets, liabilities and earnings of its majority-owned Trading Companies; Frontier Trading Company I, LLC, Frontier Trading Company VI, LLC, Frontier Trading Company IX, LLC, Beach Horizon Trading Company – Horizon Program, LLC, Frontier Trading Company XIV, LLC and Frontier Trading Company XV, LLC as well as earnings of Frontier Trading Company II, LLC through May 28, 2009.

The consolidated financial statements of the Currency Series include the assets, liabilities and earnings of its wholly-owned trading company, Frontier Trading Company III, LLC.

The consolidated financial statements of the Long Only Commodity Series include the assets, liabilities and earnings of its wholly- owned trading company, Frontier Trading Company VIII, LLC.

The consolidated financial statements of the Winton/Graham Series include the assets, liabilities and earnings of its majority-owned trading company, Frontier Trading Company V, LLC.

The consolidated financial statements of Campbell/Graham/Tiverton Series included earnings of its majority-owned trading company, Frontier Trading Company V, LLC, through April 2009.

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles may require the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Swap contracts may require significant estimates. Swap Contracts are reported at fair value. Certain fair values are based on daily reports from the swap counterparty that may be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Other Swap Contracts fair values are based upon returns/values that are provided on less than a daily frequency from the swap counterparty, require additional internal financial modeling to develop pricing, and these swaps may not be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Actual results could differ from those estimates.

Cash and Cash Equivalents—Cash and cash equivalents include cash and overnight investments in interest-bearing demand deposits held at banks with maturities of three months or less. The Trust maintains deposits with high quality financial institutions in amounts that are in excess of federally insured limits.

Interest Income—Aggregate interest income from all sources, including assets held at clearing brokers, up to two percentage points of the aggregate percentage yield (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Campbell/Graham/Tiverton Series, Currency Series, Winton Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series (Class 1a, Class 2a and Class 3a only), Long Only Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. All interest not paid to the Managing Owner is interest income to the Series.

U.S. Treasury Securities, Certificates of Deposit, Custom Time Deposits and certain demand deposits are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Interest income from demand deposits segregated by Series is allocated to the respective Series.

U.S. Treasury Securities—U.S. Treasury Securities are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. They are reported at fair value as Level 1 inputs under ASC 820, Fair Value Measurements and Disclosures. Accrued interest is reported on the Statements of Financial Condition as interest receivable.

Certificates of Deposit—Certificates of deposit include interest-bearing instruments issued by U.S Bank National Association, have maturities greater than three months and interest is paid at maturity. Certificates of Deposit are allocated to each Series based on their percentage ownership in the pooled cash management assets on the reporting date. The Certificates of Deposits matured on September 15, 2009 and were not renewed. The Trust valued the certificates of deposit at face value plus accrued interest, which approximates fair value, and reports these instruments as Level 2 inputs under ASC 820.

Custom Time Deposits—Custom time deposits are structured deposit agreements with U.S. Bank National Association that earn a guaranteed fixed interest rate between 2.17% and 3.75% and will mature six months from the deposit date and are subject to automatic six-month rollovers through October 2013. Interest is paid monthly or at least every six months. Unscheduled withdrawals will be subject to certain penalties and other costs up to 1.0% of the amount deposited if withdrawn within the first six months from the deposit date. Custom time deposits were purchased on September 15, 2009, October 30, 2008 and October 21, 2008. The withdrawal fee is

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

set at 0.225% for the period from six months to one year subsequent to the deposit date and decreases by .05% increments for each year thereafter through the maturity date. Custom time deposits are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. The Trust values the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.31 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to ASC 820.

Swaps— Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The Trust valued the Swaps at fair value and reports these instruments as Level 3 inputs under ASC 820.

Receivable From Futures Commission Merchants—The Trust deposits assets with a broker subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. The Trust earns interest income on its assets deposited with the broker.

Revenue recognition—Futures, options on futures, forward and swap contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with ASC 815, Derivatives and Hedging (“ASC 815”).

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

Allocation of Earnings—Each Series of the Trust maintains three or six classes of Units—Class 1, Class 2, Class 3, Class 1 a, Class 2a and Class 3a). All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading profits and losses of each Series are allocated daily to Class 1, Class 1 a, Class 2, Class 2a, Class 3 and Class 3a Units based on each Class’ respective owners’ capital balances.

Each Series allocates funds to an affiliated Trading Company, or Companies, of the Trust. Each Trading Company allocates all of its daily trading profits or losses to the Series in proportion to each Series’ ownership interest in the Trading Company, adjusted on a daily basis. As of December 31, 2009, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

Inter-Series Receivables/Payables—The Balanced Series, for the purposes of diversification of investments and trading advisors, advances funds to the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

Frontier Masters Series to access trading companies in which the Balanced Series does not have a direct interest. The amount of the funds advanced by the Balanced Series to each of the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series participates on a pari passu basis with the Class 2 Units of such investee Series. The Balanced Series and investee Series reflect the changes in values of these investments as “Earnings in investments in inter-series receivables/payables” in the Statement of Operations. The Balanced Series is subject to the same allocations of income and fees as the Limited Owners of such Series. As a result of fees charged by the investee Series, fees are not charged by the Balanced Series on the capital allocated to advances in affiliated Series, and the Managing Owner monitors such allocations so that aggregate fees of the investee Series on the Balanced Series advances do not exceed the allowable fees of the Balanced Series as provided in the Trust’s Prospectus. Pertaining to interest credited to the investee Series, interest is not credited to the Balanced Series on the capital allocated to its inter-series advances to avoid the duplication of interest income.

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

Investments and Swaps—The Trust records investment transactions on trade date and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the Statements of Operations. Generally, fair values will be based on quoted market prices; however, in certain circumstances, significant judgments and estimates may be required in determining fair value in the absence of an active market closing price. At December 31, 2009 all investments in futures and forward contracts were based on quoted market prices. The valuation of investments in swap contracts (“Swaps”) involves estimates.

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the years ended December 31, 2009 and December 31, 2008. The 2006 through 2009 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

Fees and Expenses—All management fees, incentive fees, service fees and trading fees of the Trust are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, Selling Agent Service fees and all other operating expenses and continuing offering costs of the Trust.

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

Statement of Cash Flows—In April 2009, the FASB issued ASC 230—formerly recognized as Statement of Financial Accounting Standards No. 102, Statements of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. The Trading Companies have elected not to provide statements of cash flows as permitted by FASB ASC 230.

Recently Adopted Accounting Pronouncements—In December 2007, the FASB issued ASC 805-10 Business Combinations – Overall (“ASC 805-10”), and ASC 805-20 (“ASC 805-20”) Business Combinations – Identifiable Assets and Liabilities, and Any Noncontrolling Interest. ASC 805-10 will significantly change current practices regarding business combinations. Among the more significant changes, ASC 805-10 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired,

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition date fair values with subsequent changes recognized in earnings; and requires in- process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805-20 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. ASC 805-10 and ASC 805-20 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of ASC 805-10 and ASC 805-20 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The adoption of ASC 805-10 and 805-20 did not impact the Trust’s or Series’ financial positions or results of operations.

In March 2008, the FASB issued ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities including how and why an entity uses derivative instruments, how an entity accounts for derivative instruments; and related hedged items and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815 became effective beginning January 1, 2009. The provisions of ASC 815 are effective prospectively for the Trust’s consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Refer to Note 8 Derivative Instruments and Hedging Activities. The adoption of ASC 815 did not impact the Trust’s or Series’ financial positions or results of operations.

In April 2009, the FASB issued ASC 825, Financial Instruments (“ASC 825”). ASC 825 requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. ASC 825 enhances consistency in financial reporting by increasing the frequency of fair value disclosures and is effective for interim and annual periods ending after June 15, 2009. The Trust, however, has been applying fair value to all financial instruments on either daily or weekly frequency to meet the daily valuation requirement of the Trust to deliver a daily per unit net asset value, thus these provisions did not have a material impact on the Trust’s consolidated financial statements. The adoption of ASC 825 did not impact the Trust’s or Series’ financial positions or results of operations.

In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”). The objective of this guidance is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth:

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

In accordance with this guidance, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Trust adopted this standard effective April 1, 2009 and has and will make the appropriate disclosures, as required under ASC 855. Refer to Note 11.

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

Recently Issued Accounting Pronouncements—In June 2009, the FASB issued ASC 860, Transfers and Servicing (“ASC 860”). ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. ASC 860 eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosure. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date. The Trust intends to adopt ASC 860 for the period beginning January 1, 2010, and it anticipates that it will not have a material effect on the financial statements of the Series.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under ASC 820. The ASU requires certain new disclosures and clarifies two existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The Trust is currently assessing the impact of this ASU on the financial statements of the Series.

Reclassification—Certain amounts in the financial statements have been reclassified to conform to the 2009 presentation.

3. Fair Value Measurements

In connection with the valuation of investments the Series apply ASC 820. ASC 820 provides clarification that when a quoted price in an active market for the identical asset or liability is not available, a reporting entity is required to measure fair value using certain techniques. ASC 820 also clarifies that when estimating the fair value of an asset or liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of an asset or liability. ASC 820 also clarifies that both a quoted price in an active market for the identical asset or liability at the measurement date and the quoted price for the identical asset or liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.

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

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

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

Investment in Unconsolidated Trading Companies. This investment represents the fair value of the allocation of cash, futures, forwards and options to each respective Series relative to its trading allocations from unconsolidated Trading Companies.

The Trust, under the same management as the Trading Companies, has the benefit of full look through to the assets underlying the positions listed in the following table as “Investment in Unconsolidated Trading Companies”, and as such maintains this line item as the same Level 1 input as the majority of the underlying positions on the financial statements of the Trading Companies.

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of December 31, 2009 and 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Diversified Series
Swap Contracts	$—	$—	$8,550,639	$8,550,639
Investment in Unconsolidated Trading Companies	3,966,809			3,966,809
U.S. Treasury Securities	7,765,643			7,765,643

Frontier Dynamic Series
Swap Contracts			10,027,253	10,027,253
Investment in Unconsolidated Trading Companies	—			—
U.S. Treasury Securities	2,739,153			2,739,153

Frontier Long Short Commodity Series
Open Trade Equity	(480,880)	(37,610)		(518,490)
Investment in Unconsolidated Trading Companies	1,357,682			1,357,682
U.S. Treasury Securities	6,554,990			6,554,990

Frontier Masters Series
Swap Contracts			15,972,156	15,972,156
Investment in Unconsolidated Trading Companies	1,282,798			1,282,798
U.S. Treasury Securities	3,383,444			3,383,444

Balanced Series
Open Trade Equity	12,632,550	(1,698,904)		10,933,646
Swap Contracts			41,020,535	41,020,535
Investment in Unconsolidated Trading Companies	303,102			303,102
U.S. Treasury Securities	31,833,998			31,833,998

Campbell/Graham/Tiverton Series
Open Trade Equity
Investment in Unconsolidated Trading Companies	30,057,520			30,057,520
U.S. Treasury Securities	7,367,693			7,367,693

Currency Series
Open Trade Equity	19,263	201		19,464
Swap Contracts			4,992,959	4,992,959
U.S. Treasury Securities	2,514,501			2,514,501

Long Only Commodity Series
Swap Contracts		584,391		584,391
Investment in Unconsolidated Trading Companies	—			—
U.S. Treasury Securities	571,339			571,339

Managed Futures Index Series
Investment in Unconsolidated Trading Companies	975,271			975,271
U.S. Treasury Securities	417,851			417,851

Winton Series
Open Trade Equity				—
Investment in Unconsolidated Trading Companies	11,033,691			11,033,691
U.S. Treasury Securities	7,125,185			7,125,185

Winton/Graham Series
Open Trade Equity	810,189			810,189
Investment in Unconsolidated Trading Companies	2,889,071			2,889,071
U.S. Treasury Securities	7,598,224			7,598,224

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

December 31, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Balanced Series
Open Trade Equity	$6,736,731	$16,412,796	$—	$23,149,527
Swap Contracts	—	—	53,072,356	53,072,356
Investment in Unconsolidated Trading Companies	19,528,370			19,528,370
U.S. Treasury Securities	43,042,540	—	—	43,042,540
Certificate of Deposits		34,091,481		34,091,481

Winton Series
Open Trade Equity	2,158,369	—	—	2,158,369
U.S. Treasury Securities	12,899,592	—	—	12,899,592
Certificate of Deposits		14,085,571		14,085,571

Campbell/Graham/Tiverton Series
Open Trade Equity	(111,526)	—	—	(111,526)
Investment in Unconsolidated Trading Companies	8,559,112			8,559,112
U.S. Treasury Securities	9,371,661	—	—	9,371,661
Certificate of Deposits		12,866,065		12,866,065

Currency Series
Open Trade Equity	12,810			12,810
Swap Contracts	—	—	9,122,121	9,122,121
U.S. Treasury Securities	3,770,011	—	—	3,770,011
Certificate of Deposits		3,506,438		3,506,438

Winton/Graham Series
Investment in Unconsolidated Trading Companies	4,342,658			4,342,658
U.S. Treasury Securities	1,424,286	—	—	1,424,286
Certificate of Deposits		8,675,748		8,675,748

Long Only Series
Swap Contracts	—	836,554	—	836,554
U.S. Treasury Securities	1,241,289	—	—	1,241,289
Certificate of Deposits		440,781		440,781

Long Short Series
Open Trade Equity	10,933,828	(180,065)	—	10,753,763
U.S. Treasury Securities	10,554,571	—	—	10,554,571
Certificate of Deposits		10,923,009		10,923,009

Managed Futures Index Series
Investment in Unconsolidated Trading Companies	770,967			770,967
U.S. Treasury Securities	140,111	—	—	140,111
Certificate of Deposits		488,470		488,470

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap Contract asset gains and losses (realized/unrealized) included in earnings are classified in “net realized and unrealized gain (loss) on investments –net realized and unrealized gain/(loss) on swap contracts” on the statements of operations. During the year ended December 31, 2009 and 2008, all identified Level 3 assets are components of the Frontier Diversified Series, Frontier Dynamic Series, Frontier Masters Series, Balanced Series and the Currency Series.

2009:

Swap Contracts	Frontier Diversified Series For The Year Ended December 31, 2009	Frontier Dynamic Series For The Year Ended December 31, 2009	Frontier Masters Series For The Year Ended December 31, 2009
Balance of recurring Level 3 assets as of January 1, 2009	$—	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	(1,707,778)	(2,247,497)	(1,864,032)
Purchases, sales, issuances, and settlements, net	10,258,417	12,274,765	17,836,189
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2009	$8,550,639	$10,027,253	$15,972,157

Swap Contracts	Balanced Series For The Year Ended December 31, 2009	Currency Series For The Year Ended December 31, 2009
Balance of recurring Level 3 assets as of January 1, 2009	$53,072,355	$9,122,123
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(12,051,820)	(4,129,164)
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2009	$41,020,535	$4,992,959

During 2009, there were no transfers in or out of Level 3.

2008:

Swap Contracts	Balanced Series For The Year Ending December 31, 2008	Currency Series For The Year Ending December 31, 2008
Balance of recurring Level 3 assets as of January 1, 2008	$47,241,455	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	361,511	—
Included in earnings-unrealized	20,742,963	(2,877,877)
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	(15,273,574)	12,000,000
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2008	$53,072,355	$9,122,123

During 2008, there were no transfers in or out of Level 3.

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2009, approximately 10.4% of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

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

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

The Trust has invested in the following Swaps as of December 31, 2009:

	Option Basket Frontier Diversified Series	Option Basket Frontier Dynamic Series	Option Basket Frontier Masters Series	Option Basket Balanced Series
Series:	Diversified	Dynamic	Masters	Balanced
Counterparty	Company D	Company E	Company F	Company A
Notional Amount	$22,760,455	$25,875,001	$15,927,157	$129,084,678
Termination Date	6/6/2014	6/6/2014	6/6/2014	11/6/2012
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Unrealized Gain/(Loss)	($1,707,778)	($2,247,497)	($1,864,032)	($12,051,820)

Fair Value as of 12/31/2009	$8,550,639	$10,027,253	$15,972,156	$41,020,535

	Option Basket Currency Series	Reuters/Jefferies CRB Index	Jefferies Commodity Performance Index
Series:	Currency	Long/Only	Long/Only
Counterparty	Company B	Company C	Company C
Notional Amount	$15,426,942	$2,300,000	$2,300,000
Termination Date	1/26/2013	2/26/2010	2/26/2010
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$420,073	$463,827

Unrealized Gain/(Loss)	($4,129,164)	$0	$0

Fair Value as of 12/31/2009	$4,992,959	$278,645	$305,746

The Trust has invested in the following Swaps as of December 31, 2008:

	Option Basket Balanced Series	Option Basket Currency Series	Reuters/Jefferies CRB Index	Jefferies Commodity Performance Index
Series:	Balanced	Currency	Long/Only	Long/Only
Counterparty	Company A	Company B	Company C	Company C
Notional Amount	$101,715,457	$25,015,994	$2,200,000	$2,200,000
Termination Date	11/6/2012	1/26/2013	2/27/2009	2/27/2009
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	($1,371,769)	($1,312,318)

Unrealized Gain/(Loss)	$20,742,953	($2,877,879)	$0	$0

Fair Value as of 12/31/2008	$53,072,356	$9,122,121	$430,720	$405,834

5. Investments in Unconsolidated Trading Companies

Investments in unconsolidated trading companies represent cash and open trade equity invested in the Trading Companies by each Series and cumulative trading profits or losses allocated to each Series by the Trading Companies. Trading Companies allocate trading profits or losses on the basis of the proportion of each Series’ capital allocated for trading to each respective Trading Company, which bears no relationship to the amount of cash invested by a Series in the Trading Company.

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

The following table summarizes the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series, and Frontier Masters Series investments in unconsolidated Trading Companies as of and for the year ended December 31, 2009.

Trading Company	Percentage of Net Assets	Fair Value	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)
Balanced Series—
Frontier Trading Companies II LLC and VII, LLC	0.07%	$303,102	$(2,119,966)	$27,198,524	$(11,968,692)	$13,109,866

Winton Series—
Frontier Trading Company II LLC	18.89%	$11,033,691	$(41,731)	$127,741	$940,666	$1,026,676

Campbell/Graham/Tiverton Series—
Frontier Trading Company V LLC, VI, LLC and XV, LLC	37.87%	$30,057,520	$(254,782)	$7,521,736	$(5,019,572)	$2,247,382

Winton/Graham Series—
Frontier Trading Company II, LLC	4.25%	$2,889,071	$(76,610)	$(2,332,703)	$(497,669)	$(2,906,982)

Frontier Long/Short Commodity Series—
Frontier Trading Company VII, LLC	1.98%	$1,357,682	$(9,702)	$135,132	$232,252	$357,682

Managed Futures Index Series—
Frontier Trading Company I and VI LLC	25.85%	$975,271	$(11,181)	$(418,895)	$(37,724)	$(467,800)

Frontier Diversified Series—
Frontier Trading Company I LLC, II LLC, V LLC, VI, LLC, VII, LLC, XIII, LLC, XIV, LLC and XV, LLC	5.90%	$3,966,809	$(241,773)	$2,241,681	$(833,099)	$(1,166,809)

Frontier Masters Series—
Frontier Trading Company II LLC, XIV, LLC, and XV, LLC	3.09%	$1,282,798	$(43,728)	$2,257,011	$(1,530,485)	$682,798

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

The following table summarizes the Balanced Series, Campbell/Graham/Tiverton Series, Winton/Graham Series and Managed Futures Index Series investments in unconsolidated trading companies as of and for the year ended December 31, 2008.

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

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

The condensed statements of financial condition and statements of income as of and for the years ended December 31, 2009, 2008 and 2007 for the unconsolidated trading companies are as follows:

	Frontier Trading Company II, LLC	Frontier Trading Company VI, LLC	Frontier Trading Company IX, LLC	Beach Horizon Trading Company –Horizon Program, LLC	Frontier Trading Company XIV, LLC	Frontier Trading Company XV, LLC
Condensed Statement of Financial Condition— December 31, 2009
Cash held at futures commodities merchants	$16,364,138	$12,801,718	$1,135,385	$5,428,704	$11,719,152	$12,425,289
Open trade equity	527,503	(767,235)	38,234	695,218	(2,498,825)	11,374,083
Swaps/Options	—	—	—	—	—	—

Total assets	$16,891,641	$12,034,483	$1,173,619	$6,123,922	$9,220,327	$23,799,372

Members’ Equity	$16,891,641	$12,034,483	$1,173,619	$6,123,922	$9,220,327	$23,799,372

Condensed Statement of Income—For the Year Ended December 31, 2009
Interest income	$11,757	$9,613	$5,629	$—	$(1,416)	$(1,089)
Net realized gain on investments, less commissions	(3,862,915)	(286,816)	(1,080,812)	428,694	2,886,310	14,054,689
Change in open trade equity	(1,513,729)	(877,165)	(165,186)	695,228	(2,986,215)	(14,596,420)

Net income	$(5,364,887)	$(1,154,368)	$(1,240,369)	$1,123,922	$(101,321)	$(542,820)

	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC	Frontier Trading Company IX, LLC
Condensed Statement of Financial Condition—December 31, 2008
Cash held at futures commodities merchants	$5,221,709	$6,271,352	$1,794,715
Open trade equity	(111,526)	109,880	203,419
Swaps/Options	—	—	—

Total assets	$5,110,183	$6,381,232	$1,998,134

Members’ Equity	$5,110,183	$6,381,232	$1,988,134

Condensed Statement of Income—For the Year Ended December 31, 2008
Interest income	$278,151	$344,098	$63,692
Net realized gain on investments, less commissions	(16,625,970)	1,377,864	3,737,713
Change in open trade equity	30,023,621	3,382,479	153,103

Net income	$13,675,802	$5,104,441	$3,954,508

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

	Frontier Trading Company II, LLC	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC	Frontier Trading Company IX, LLC
Condensed Statement of Financial Condition—December 31, 2007
Cash held at futures commodities merchants	$9,924,146	$12,761,730	$13,863,217	$2,576,122
Open trade equity	970,867	(96,656)	(1,481,122)	50,316
Swaps/Options	—	—	14,912,063	—

Total assets	$10,895,013	$12,665,074	$27,294,158	$2,626,438

Members’ Equity	$10,895,013	$12,665,074	$27,294,158	$2,626,438

Condensed Statement of Income—For the Year Ended December 31, 2007
Interest income	$434,402	$653,524	$813,618	$92,235
Net realized gain on investments, less commissions	17,491,808	7,504,459	(7,192,697)	942,262
Change in open trade equity	(452,160)	(1,673,135)	(6,352,783)	(378,687)

Net income	$17,474,050	$6,484,848	$(12,731,862)	$655,810

6. Transactions with Affiliates

The Managing Owner contributes funds to the Trust in order to have a 1% interest in the aggregate capital, profits and losses of all Series and in return will receive units designated as general units in the Series in which the Managing Owner invests such funds. The general units may only be purchased by the Managing Owner and may be subject to no advisory fees or advisory fees at reduced rates. Otherwise, the general units hold the same rights as the limited units. The Managing Owner is required to maintain at least a 1% interest (“Minimum Purchase Commitment”) in the aggregate capital, profits and losses of all Series so long as it is acting as the Managing Owner of the Trust. Such contribution was made by the Managing Owner before trading commenced for the Trust and will be maintained throughout the existence of the Trust, and the Managing Owner will make such purchases as are necessary to effect this requirement. Additionally, the Managing Owner agreed with certain regulatory bodies to maintain a 1% interest specifically in the Balanced Series Class 1 a Units and Balanced Series Class 2a Units, aggregated, and each of the Long Only Commodity Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series. The 1% interest in these specific Series is included in computing the Minimum Purchase Commitment in aggregate capital. In addition to the General Units the Managing Owner receives in respect of its Minimum Purchase Commitment, the Managing Owner may purchase Limited Units in any Series as a Limited Owner. Principals of the Managing Owner or affiliates are allowed to own beneficial interests in the Trust, as well. All Units purchased by the Managing Owner are held for investment purposes only and not for resale. The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner. The Trust has and will continue to have certain relationships with the Managing Owner and its affiliates.

On March 12, 2009, the Managing Owner invested $20,000 in the Balanced Series, Class 2a and $460,000 in the Balanced Series, Class 2. On May 5, 2010, the Managing Owner invested $200,000 in the Managed Futures Index Series, Class 2 and $200,000 in the Winton Series, Class 2. On June 8, 2009, the Managing Owner redeemed $221 from the Balanced Series, Class 1a and $1,165 from the Winton Series, Class 1. On that same date, the Managing Owner invested $10,000 in the Balanced Series, Class 2a, $27,500 in the Frontier Diversified Series, Class 1, $27,500 in the Diversified Series, Class 2, $27,500 in the Frontier Dynamic Series, Class 1, $27,500 in the Frontier Dynamic Series, Class 2, $27,500 in the Frontier Long/Short Commodity Series, Class 1a, $27,500 in the Frontier Long/Short Commodity Series, Class 2a, $27,500 in the Frontier Masters Series, Class 1 and $27,500 in the Frontier Masters Series, Class 2. On September 29, 2009, the Managing Owner invested $150,000 in the Frontier Diversified

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

Series, Class 2 and $15,000 in the Frontier Masters Series, Class 2. On December 30, 2009, the Managing Owner exchanged $270,000 from the Balanced Series, Class 2 and $170,000 from the Campbell/Graham/Tiverton Series, Class 2 for equal amounts in the Frontier Diversified Series, Class 2 and The Frontier Masters Series, Class 2, respectively. On that same date, the Managing Owner invested $100,000 in the Frontier Diversified Series, Class 2.

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

During 2009, Mr. Bornhoft, Chief Investment Officer, had no transactions involving Units of the Frontier Funds.

On February 28, 2008, Mr. Bornhoft exchanged $3,000 from the Winton/Graham Series, Class 2 for an identical amount in the Balanced Series, Class 2. On May 7, 2008, Mr. Bornhoft redeemed $4,000 from the Long Only Commodity Series, Class 2. On October 23, 2008, Mr. Bornhoft redeemed $1,100 from the Currency Series, Class 2.

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

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

The following table summarizes the Balanced Series advances to and reductions from other Series of the Trust as of December 31, 2009 and 2008.

Balanced Series

Summary by Quarter

2009

	Currency Series	Frontier Diversified Series	Frontier Dynamic Series	Frontier Masters Series	Total
Inter-series receivables January 1, 2009	$14,679,460	$—	$—	$—	$14,679,460
Additions during period	—	—	—	—	—
Reduction during period	—	—	—	—	—
Earnings on inter-series receivables	(745,512)	—	—	—	(745,512)

Inter-series receivables March 31, 2009	$13,933,948	$—	$—	$—	$13,933,948
Additions during period	—	35,000,000	30,000,000	28,000,000	93,000,000
Reduction during period	—	—	—	—	—
Earnings on inter-series receivables	(337,249)	(625,551)	(847,463)	(538,696)	(2,348,959)

Inter-series receivables June 30, 2009	$13,596,699	$34,374,449	$29,152,537	$27,461,304	$104,584,989
Additions during period	—	—	—	—	—
Reduction during period	—	—	—	—	—
Earnings on inter-series receivables	(506,280)	451,702	(26,501)	222,585	141,506

Inter-series receivables September 30, 2009	$13,090,419	$34,826,151	$29,126,036	$27,683,889	$104,726,495
Additions during period	—	—	—	—	—
Reduction during period	—	(24,000,000)	—	(9,000,000)	(33,000,000)
Earnings on inter-series receivables	(823,661)	135,922	(1,449,920)	(499,754)	(2,637,413)

Inter-series receivables December 31, 2009	$12,266,758	$10,962,073	$27,676,116	$18,184,135	$69,089,082

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

Balanced Series

Summary by Quarter

2008

Currency Series
Inter-series receivables January 1, 2008	$4,535,784
Additions during period	—
Reduction during period	—
Earnings on inter-series receivables	299,184

Inter-series receivables March 31, 2008	$4,834,968
Additions during period	—
Reduction during period	—
Earnings on inter-series receivables	(81,840)

Inter-series receivables June 30, 2008	$4,753,128
Additions during period	11,000,000
Reduction during period	—
Earnings on inter-series receivables	(1,256,626)

Inter-series receivables September 30, 2008	$14,496,502
Additions during period	—
Reduction during period	—
Earnings on inter-series receivables	182,958

Inter-series receivables December 31, 2008	$14,679,460

As sponsoring Management Company of the Trust, the Managing Owner has agreed to bear the organization and offering costs of the Trust. These costs were $6,673,565, $3,823,773 and 4,242,194 for the years ended December 31, 2009, 2008 and 2007, respectively.

Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets, calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series, 2.0% for the Winton Series, Currency Series, Long Only Commodity Series, Frontier Long/Short Commodity Series Class 1 a and Class 2a, Managed Futures Index Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series, 2.5% for the Winton/Graham Series and Campbell/Graham/Tiverton Series, and 3.5% for the Frontier Long/Short Commodity Series Class 1 and Class 2. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

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

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

Campbell/Graham/Tiverton Series, Frontier Long/Short Commodity Series, Frontier Dynamic Series and Frontier Masters Series. There is no incentive fee for the Long Only Commodity Series or the Managed Futures Index Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

In addition, with respect to Class 1 and Class 1 a Units of each Series, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee at an annualized rate, as described in more detail above, which the Managing Owner pays to selling agents of the Trust.

The following table summarizes fees incurred to the Managing Owner for the year ended December 31, 2009

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee
Frontier Diversified	$189,654	$656,932	$299,318	$179,789
Frontier Dynamic	—	391,638	—	43,521
Frontier Long/Short Commodity	2,923,989	350,577	2,135,357	1,437,570
Frontier Masters	336,955	444,862	9,073	95,272
Balanced	1,555,348	1,937,150	7,386,253	9,120,995
Campbell/Graham/Tiverton	2,291,126	421,502	222,963	2,148,431
Currency	161,155	140,572	—	302,067
Long Only Commodity	53,403	21,077	—	68,696
Managed Futures Index	78,544	19,812	—	41,467
Winton	1,430,660	331,643	(21,347)	1,634,324
Winton/Graham	1,583,991	285,842	350,180	1,406,083

The following table summarizes fees incurred to the Managing Owner for the year ended December 31, 2008

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee
Balanced	$1,429,568	$1,958,781	$14,614,847	$6,607,802
Winton	1,170,160	292,355	1,859,948	1,693,985
Campbell/Graham/Tiverton	1,818,096	401,798	2,999,275	1,793,780
Currency	164,428	130,222	—	350,360
Winton/Graham	505,597	101,035	876,892	508,438
Long Only Commodity	75,213	30,079	—	107,713
Long/Short Commodity	1,703,437	243,105	1,569,879	1,327,950
Managed Futures Index	33,826	8,454	—	26,950

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

The following table summarizes fees incurred to the Managing Owner for the year ended December 31, 2007

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee
Balanced	$1,463,113	$1,653,104	$9,634,890	$6,903,826
Winton	445,408	111,329	687,066	475,010
Campbell/Graham	1,351,587	377,049	1,025,208	1,592,284
Currency	106,645	95,794	—	256,106
Dunn	—	514	—	2,148
Graham	216,609	42,979	170,704	163,270
Long Only Commodity	171,913	68,726	—	88,731
Long/Short Commodity	1,027,170	140,750	728,853	800,073
Managed Futures Index	87,109	21,638	—	11,883

The following table summarizes fees payable to the Managing Owner as of December 31, 2009

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee
Frontier Diversified	$28,225	$73,768	$132,434	$607
Frontier Dynamic	—	28,591	—	—
Frontier Long/Short Commodity	144,346	15,480	278,267	63,507
Frontier Masters	29,929	40,976	—	1,313
Balanced	208,736	103,317	1,306,596	85,599
Campbell/Graham/Tiverton	94,011	17,084	—	86,041
Currency	8,537	5,570	—	13,629
Long Only Commodity	4,891	1,904	—	5,301
Managed Futures Index	7,105	1,636	—	2,083
Winton	63,259	13,271	—	74,866
Winton/Graham	79,384	12,080	—	52,712

The following table summarizes fees payable to the Managing Owner as of December 31, 2008

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee
Balanced	$16,398	$21,319	$1,857,583	$60,329
Winton	17,845	4,462	(64,844)	17,576
Campbell/Graham/Tiverton	25,665	5,334	488,067	23,635
Currency	2,260	2,039	—	1,235
Winton/Graham	12,020	2,204	76,168	5,634
Long Only Commodity	4,167	1,665	—	3,943
Long/Short Commodity	21,889	2,699	39,178	5,319
Managed Futures Index	5,102	1,276	—	1,597

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the 12 months ended December 31, 2009, amounts received or receivable from the Managing Owner for the difference

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

in monthly service fees from the prepaid initial service fees were $4,241 for the Currency Series, $7,777 for the Winton/Graham Series, $4,839 for the Long Only Commodity Series and $55 for the Frontier Dynamic Series. For the twelve months ended December 31, 2009, amounts paid or owing the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $28,323 for the Balanced Series, $7,332 for the Campbell/Graham/Tiverton Series, $2,424 for the Frontier Long/Short Commodity Series, $671 for the Managed Futures Index Series, $10,220 for the Winton Series, $1,918 for the Frontier Diversified Series and $649 for the Frontier Masters Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham/Tiverton Series, Currency Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series and Managed Futures Index Series 20% of the total interest allocated to each Series is paid to the Managing Owner. During the years ended December 31, 2009, 2008 and 2007 the Trust paid $10,476,506, $8,268,510 and $7,064,961, respectively, of such interest income to the Managing Owner.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. For these services the Managing Owner paid The Bornhoft Group Corporation $1,746,079, $1,259,529 and $1,032,296, respectively, for the years ended December 31, 2009, 2008 and 2007. Additionally, The Bornhoft Group Corporation provides office space to the Managing Owner, prorates office expenses, and advances certain direct expenses on behalf of the Managing Owner. Under this agreement, the Managing Owner reimbursed The Bornhoft Group Corporation $427,862, $477,612 and $316,970, respectively, for the years ended December 31, 2009, 2008 and 2007 for these expenses.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $3,142,942, $2,261,442 and $3,096,889, respectively, for the years ended December 31, 2009, 2008 and 2007.

Bornhoft Group Securities Corporation, a subsidiary of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations. Its results are consolidated with the Managing Owner.

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

7. Financial Highlights

The following information presents the financial highlights of the Series for the year ended December 31, 2009. This data has been derived from the information presented in the financial statements.

	Frontier Diversified*		Frontier Dynamic*		Frontier Long/Short**
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance(1)
Net asset value, December 31, 2008 or beginning of operations	$100.00	$100.00	$100.00	$100.00	$100.39	$109.28	$122.70	$100.00	$100.00
Net operating results:
Interest income	2.41	2.43	72.10	72.56	1.93	2.14	2.21	1.80	1.81
Expenses	(7.23)	(5.69)	(123.88)	(105.50)	(11.85)	(9.55)	(9.85)	(11.05)	(8.08)
Net gain/(loss) on investments, net of non-controlling interests	1.62	1.03	43.21	25.19	23.30	25.62	12.43	10.74	8.75
Net income/(loss)	(3.20)	(2.23)	(8.57)	(7.75)	13.38	18.21	4.79	1.49	2.48
Net asset value, December 31, 2009	$96.80	$97.77	$91.43	$92.25	$113.77	$127.49	$127.49	$101.49	$102.48
Ratios to average net assets(3)
Net investment gain/(loss)	-8.60%	-5.78%	-96.63%	-61.09%	-9.15%	-6.17%	-10.52%	-16.21%	-10.93%
Expenses before incentive fees	10.27%	7.45%	231.20%	195.66%	7.80%	4.81%	8.21%	13.81%	8.52%
Expenses after incentive fees	12.91%	10.08%	231.20%	195.66%	10.93%	7.95%	13.56%	19.37%	14.08%
Total return before incentive fees(2)	-5.95%	-3.80%	-10.38%	-10.27%	16.06%	18.22%	6.98%	6.30%	7.28%
Total return after incentive fees(2)	-7.44%	-5.29%	-10.38%	-10.27%	12.92%	15.08%	3.84%	3.17%	4.15%

	Frontier Masters***		Balanced****					Campbell/ Graham/Tiverton
	Class 1	Class 2	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance(1)
Net asset value, December 31, 2008 or beginning of operations	$100.00	$100.00	$125.17	$112.09	$142.44	$121.30	$121.97	$110.54	$124.14
Net operating results:
Interest income	3.71	3.74	0.28	0.25	0.33	0.28	0.28	0.38	0.43
Expenses	(11.95)	(10.12)	(7.12)	(6.36)	(3.97)	(3.37)	(3.37)	(6.98)	(4.34)
Net gain/(loss) on investments, net of non-controlling interests	2.70	1.75	0.21	(0.48)	0.21	(0.61)	(1.28)	0.71	0.86
Net income/(loss)	(5.54)	(4.63)	(6.63)	(6.59)	(3.43)	(3.70)	(4.37)	(5.89)	(3.04)
Net asset value, December 31, 2009	$94.46	$95.37	$118.54	$105.50	$139.01	$117.60	$117.60	$104.65	$121.09
Ratios to average net assets(3)
Net investment gain/(loss)	-14.83%	-11.42%	-5.56%	-5.56%	-2.56%	-2.56%	-4.41%	-6.24%	-3.24%
Expenses before incentive fees	21.32%	17.90%	3.90%	3.90%	0.90%	0.90%	1.55%	6.33%	3.33%
Expenses after incentive fees	21.52%	18.10%	5.79%	5.79%	2.80%	2.80%	4.81%	6.60%	3.60%
Total return before incentive fees(2)	-12.36%	-10.27%	-3.67%	-4.15%	-0.60%	-1.65%	-3.33%	-5.21%	-1.99%
Total return after incentive fees(2)	-12.47%	-10.38%	-5.56%	-6.05%	-2.50%	-3.55%	-5.23%	-5.48%	-2.27%

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

	Currency		Long Only		Managed Futures Index		Winton		Winton/Graham
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance(1)
Net asset value, December 31, 2008 or beginning of operations	$96.19	$109.30	$70.31	$74.46	$132.18	$139.70	$130.41	$140.04	$116.18	$131.49
Net operating results:
Interest income	0.61	0.70	1.31	1.41	2.03	2.16	0.67	0.73	0.48	0.55
Expenses	(4.69)	(2.38)	(2.74)	(1.37)	(5.37)	(3.12)	(6.89)	(3.53)	(7.38)	(4.68)
Net gain/(loss) on investments, net of non-controlling interests	(14.11)	(16.28)	14.71	15.80	(16.30)	(17.46)	(6.63)	(7.15)	0.79	1.03
Net income/(loss)	(18.19)	(17.96)	13.28	15.84	(19.64)	(18.42)	(12.84)	(9.94)	(6.12)	(3.10)
Net asset value, December 31, 2009	$78.00	$91.34	$83.59	$90.30	$112.54	$121.28	$117.57	$130.09	$110.07	$128.39

Ratios to average net assets(3)
Net investment gain/(loss)	-4.68%	-1.68%	-1.95%	0.05%	-2.75%	-0.75%	-5.11%	-2.11%	-6.25%	-3.26%
Expenses before incentive fees	5.38%	2.38%	3.73%	1.74%	4.43%	2.43%	5.70%	2.70%	6.10%	3.10%
Expenses after incentive fees	5.38%	2.38%	3.73%	1.74%	4.43%	2.43%	5.66%	2.66%	6.68%	3.69%
Total return before incentive fees(2)	-20.89%	-17.92%	18.04%	20.29%	-15.53%	-12.13%	-10.77%	-7.71%	-4.57%	-2.27%
Total return after incentive fees(2)	-20.89%	-17.92%	18.04%	20.29%	-15.53%	-12.13%	-10.74%	-7.67%	-5.15%	-2.85%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized
*	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009
**	The Frontier Long/Short Commodity Series Class 3 Units began trading on May 29, 2009 and Class 1a and 2a Units began trading on June 8, 2009
***	The Frontier Masters Series began trading operations on June 9, 2009
****	The Balanced Series Class 3a Units began trading on June 3, 2009

The following information presents the financial highlights of the Series for the year ended December 31, 2008. This data has been derived from the information presented in the financial statements.

	Balanced			Winton
	Class 1	Class 1a	Class 2	Class 2a	Class 1	Class 2
Per unit operating performance(1)
Net asset value, Janauary 1, 2008	$101.46	$90.90	$112.00	$95.47	$113.83	$118.61
Net operating results:
Interest income	0.66	0.59	0.74	0.64	0.58	0.61
Expenses	(10.74)	(9.64)	(8.29)	(7.10)	(9.75)	(6.39)
Net gain/(loss) on investments, net of minority interests	33.79	30.23	37.99	32.29	25.76	27.21
Net income	23.71	21.19	30.44	25.83	16.58	21.43
Net asset value, December 31, 2008	$125.17	$112.09	$142.44	$121.30	$130.41	$140.04

Ratios to average net assets(3)
Net investment gain/(loss)	-9.01%	-9.01%	-6.00%	-6.00%	-7.46%	-4.45%
Expenses before incentive fees	4.25%	4.25%	1.24%	1.24%	5.17%	2.17%
Expenses after incentive fees	9.60%	9.60%	6.60%	6.60%	7.93%	4.92%
Total return before incentive fees(2)	26.70%	27.09%	30.22%	29.64%	14.47%	19.34%
Total return after incentive fees(2)	21.35%	21.73%	24.86%	24.29%	11.71%	16.58%

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

	Campbell/ Graham/Tiverton		Currency		Winton/Graham
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance(1)
Net asset value, Janauary 1, 2008	$91.90	$100.20	$100.66	$111.00	$95.04	$104.37
Net operating results:
Interest income	0.50	0.54	0.93	1.03	0.45	0.53
Expenses	(10.78)	(8.52)	(5.27)	(2.48)	(9.94)	(7.80)
Net gain/(loss) on investments, net of minority interests	28.92	31.92	(0.12)	(0.25)	30.63	34.39
Net income/(loss)	18.64	23.94	(4.47)	(1.70)	21.14	27.12
Net asset value, December 31, 2008	$110.54	$124.14	$96.19	$109.30	$116.18	$131.49

Ratios to average net assets(3)
Net investment gain/(loss)	-10.45%	-7.43%	-4.30%	-1.29%	-8.86%	-5.87%
Expenses before incentive fees	6.39%	3.38%	5.21%	2.21%	5.57%	2.57%
Expenses after incentive fees	10.96%	7.94%	5.21%	2.21%	9.29%	6.29%
Total return before incentive fees(2)	23.65%	26.87%	-5.46%	-9.14%	21.42%	24.61%
Total return after incentive fees(2)	19.09%	22.31%	-5.46%	-9.14%	17.70%	20.89%

	Long Only Commodity		Long/Short Commodity		Managed Futures Index
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance(1)
Net asset value, Janauary 1, 2008	$110.79	$115.04	$101.47	$107.19	$100.59	$104.42
Net operating results:
Interest income	2.13	2.04	1.91	2.03	2.09	2.21
Expenses	(4.27)	(1.91)	(10.47)	(7.75)	(4.76)	(2.64)
Net gain/(loss) on investments, net of minority interests	(38.33)	(40.71)	7.48	7.81	34.27	35.71
Net income/(loss)	(40.48)	(40.58)	(1.08)	2.09	31.59	35.28
Net asset value, December 31, 2008	$70.31	$74.46	$100.39	$109.28	$132.18	$139.70

Ratios to average net assets(3)
Net investment gain/(loss)	-1.89%	0.12%	-8.07%	-5.06%	-2.36%	-0.36%
Expenses before incentive fees	3.75%	1.75%	6.80%	3.80%	4.20%	2.20%
Expenses after incentive fees	3.75%	1.75%	9.87%	6.86%	4.20%	2.20%
Total return before incentive fees(2)	-40.10%	-85.29%	-1.40%	-2.11%	32.74%	39.54%
Total return after incentive fees(2)	-40.10%	-85.29%	-4.46%	-5.17%	32.74%	39.54%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

The following information presents the financial highlights of the Series for the year ended December 31, 2007. This data has been derived from information presented in the financial statements.

	Balanced				Winton
	Class 1	Class 1a	Class 2	Class 2a	Class 1	Class 2
Per unit operating performance(1)
Net asset value, January 1, 2007	$106.66	$95.97	$114.24	$97.88	$105.65	$106.81
Net operating results:
Interest income	2.52	2.26	2.74	2.34	2.64	2.70
Expenses	(7.83)	(7.02)	(5.13)	(4.38)	(9.03)	(5.95)
Net gain/(loss) on investments, net of minority interests	0.11	(0.32)	0.14	(0.37)	14.58	15.06
Net income/(loss)	(5.20)	(5.07)	(2.24)	(2.41)	8.18	11.80
Net asset value, December 31, 2007	$101.46	$90.90	$112.00	$95.47	$113.83	$118.61

Ratios to average net assets(3)
Net investment gain/(loss)	-6.87%	-6.87%	-2.84%	-2.84%	-7.94%	-3.95%
Expenses before incentive fees	5.53%	5.53%	1.49%	1.49%	7.22%	3.23%
Expenses after incentive fees	10.14%	10.14%	6.11%	6.11%	11.21%	7.22%
Total return before incentive fees(2)	-1.79%	-1.55%	1.04%	1.28%	18.06%	23.26%
Total return after incentive fees(2)	-5.24%	-5.00%	-2.41%	-2.17%	15.07%	20.28%

	Campbell/Graham/ Tiverton		Currency		Winton/Graham
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance(1)
Net asset value, January 1, 2007	$96.27	$101.86	$101.16	$108.23	$84.70	$90.25
Net operating results:
Interest income	2.58	2.76	4.81	5.25	2.48	2.51
Expenses	(7.27)	(4.71)	(5.33)	(2.44)	(7.77)	(5.23)
Net gain/(loss) on investments, net of minority interests	0.32	0.29	0.02	(0.04)	15.63	16.84
Net income/(loss)	(4.37)	(1.66)	(0.50)	2.77	10.34	14.12
Net asset value, December 31, 2007	$91.90	$100.20	$100.66	$111.00	$95.04	$104.37

Ratios to average net assets(3)
Net investment gain/(loss)	-6.60%	-2.57%	-0.68%	3.35%	-7.96%	-4.02%
Expenses before incentive fees	7.92%	3.90%	6.93%	2.91%	8.61%	4.68%
Expenses after incentive fees	10.23%	6.21%	6.93%	2.91%	11.68%	7.75%
Total return before incentive fees(2)	-2.80%	2.56%	-1.40%	0.75%	12.78%	17.82%
Total return after incentive fees(2)	-4.52%	0.84%	-1.40%	0.75%	10.48%	15.52%

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

	Long Only Commodity		Long/Short Commodity		Managed Futures Index
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance(1)
Net asset value, January 1, 2007	$95.45	$97.13	$100.42	$102.93	$96.75	$98.43
Net operating results:
Interest income	10.95	11.42	3.53	3.68	22.39	23.57
Expenses	(7.16)	(5.40)	(9.38)	(6.65)	(16.67)	(15.52)
Net gain/(loss) on investments, net of minority interests	11.56	11.89	6.89	7.22	(1.87)	(2.06)
Net income	15.34	17.91	1.05	4.26	3.84	5.99
Net asset value, December 31, 2007	$110.79	$115.04	$101.47	$107.19	$100.59	$104.42

Ratios to average net assets(3)
Net investment gain/(loss)	5.11%	7.79%	-7.82%	-3.80%	7.94%	10.63%
Expenses before incentive fees	9.67%	6.98%	9.27%	5.25%	23.17%	20.49%
Expenses after incentive fees	9.67%	6.98%	12.54%	8.53%	23.17%	20.49%
Total return before incentive fees(2)	15.62%	18.55%	3.53%	7.15%	5.38%	11.13%
Total return after incentive fees(2)	15.62%	18.55%	1.08%	4.70%	5.38%	11.13%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized
(4)	The Dunn Series ceased trading operation on October 12, 2007

8. Derivative Instruments and Hedging Activities

The Series primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Series’ derivatives by instrument types as of December 31, 2009 and 2008 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

For the year ended December 31, 2009, the monthly average of futures contracts bought for the Trust was approximately 122,000 and sold for the Trust was approximately 117,500. The following table summarizes the trading revenue for the year ended December 31, 2009 by contract:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2009(1)

Type of contract	Frontier Long/ Short Series	Balanced Series	Campbell/Graham/ Tiverton Series
Metals	$19,615,278	$(5,239,299)	$383,614
Currencies	3,599,861	6,732,973	1,140,115
Energies	20,547,042	(13,532,062)	(660,395)
Agriculturals	9,409,345	10,327,412	(1,379,700)
Interest rates	2,539,200	(25,905,939)	(585,739)
Stock indices	4,578,201	52,565,778	(515,373)
Realized trading income/(loss)(2)	$60,288,927	$24,948,863	$(1,617,478)

Type of contract	Currency Series	Winton Series	Winton/Graham Series
Metals	$—	$1,427,741	$1,470,562
Currencies	(178,743)	(1,770,778)	1,214,077
Energies	—	(2,503,289)	(2,353,206)
Agriculturals	—	(2,116,386)	(774,992)
Interest rates	—	1,325,304	(3,550,512)
Stock indices	—	(1,047,591)	9,847,851
Realized trading income/(loss)(2)	$(178,743)	$(4,684,999)	$5,853,780

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2009(1)

Type of contract	Frontier Long/Short Series	Balanced Series	Campbell/Graham/ Tiverton Series
Metals	$(15,338,074)	$(1,597,128)	$187,751
Currencies	(141,604)	(25,601,772)	(885,245)
Energies	1,796,390	1,165,825	397,133
Agriculturals	(15,751,965)	2,978,506	(74,899)
Interest rates	440,666	2,244,443	(844,133)
Stock indices	678,338	3,786,085	459,162
Unrealized trading income/(loss)(2)	$(28,316,249)	$(17,024,041)	$(760,231)

Type of contract	Currency Series	Winton Series	Winton/Graham Series
Metals	$—	$(1,596,179)	$(647,951)
Currencies	2,985	166,923	7,035,862
Energies	—	860,728	(1,024,357)
Agriculturals	—	2,077,665	(895,567)
Interest rates	—	(7,272,548)	(1,762,016)
Stock indices	—	2,154,604	(1,023,980)
Unrealized trading income/(loss)(2)	$2,985	$(3,608,807)	$1,681,991

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

(1)	The Frontier Diversified Series, Frontier Masters Series and Managed Futures Index Series participate in trading activities through equity in earnings/(loss) from trading companies. The Long Only Commodity Series participates in trading activities through realized gain/(loss) on swap contracts. Campbell/Graham/Tiverton Series deconsolidated Frontier Trading Company V LLC as of April 23, 2009, and thereafter participates in trading activities through equity in earnings/(loss) from trading companies. Winton Series deconsolidated Frontier Trading Company II LLC as of May 28, 2009, and thereafter participates in trading activities through equity in earnings/(loss) from Frontier Trading Company II LLC.
(2)	In the Statements of Operations under Net change in open trade equity.

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

The Frontier Fund

Notes to Financial Statements—(Continued)

As of December 31, 2009 and December 31, 2008

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

11. Subsequent Events

The Trust has evaluated the need to disclose events subsequent to the balance sheet date through the filing date of this 10-K and have the following events to report:

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Frontier Fund,

as sole member of the Trading Companies

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company III LLC, Frontier Trading Company IV LLC, Frontier Trading Company V LLC, Frontier Trading Company VI LLC, Frontier Trading Company VII, LLC, Frontier Trading Company VIII, LLC, Frontier Trading Company IX, LLC, Frontier Trading Company X, LLC, Frontier Trading Company XI, LLC, Frontier Trading Company XII, LLC, Beach Horizon Trading Company – Horizon Program, LLC, Frontier Trading Company XIV, LLC and Frontier Trading Company XV, LLC (collectively, the “Trading Companies”) as of December 31, 2009 and 2008, and the related statements of operations and changes in members’ equity for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the management of the Frontier Fund. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company III LLC, Frontier Trading Company IV LLC, Frontier Trading Company V LLC, Frontier Trading Company VI LLC, Frontier Trading Company VII, LLC, Frontier Trading Company VIII, LLC, Frontier Trading Company IX, LLC, Frontier Trading Company X, LLC, Frontier Trading Company XI, LLC, Frontier Trading Company XII, LLC, Beach Horizon Trading Company – Horizon Program, LLC, Frontier Trading Company XIV, LLC and Frontier Trading Company XV, LLC as of December 31, 2009 and 2008, and the results of their operations for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Denver, Colorado

March 22, 2010

The Trading Companies of the Frontier Fund

Statements of Financial Condition

December 31, 2009 and 2008

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company III LLC
	12/31/2009	12/31/2008	12/31/2009	12/31/2008	12/31/2009	12/31/2008
ASSETS

Receivable from futures commission merchants	27,651,040	28,949,317	16,364,138	9,653,595	489,481	670,927
Open trade equity	2,092,171	22,836,227	527,503	2,158,369	19,464	12,810
Swap contracts	41,020,535	53,072,356	—	—	4,992,959	9,122,121

Total Assets	$70,763,746	$104,857,900	$16,891,641	$11,811,964	$5,501,904	$9,805,858

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$—
Open trade deficit	—	—	—	—	—	—

Total Liabilities	—	—	—	—	—	—

MEMBERS’ EQUITY (Net Asset Value)	70,763,746	104,857,900	16,891,641	11,811,964	5,501,904	9,805,858

Total Liabilities and Members’ Equity	$70,763,746	$104,857,900	$16,891,641	$11,811,964	$5,501,904	$9,805,858

	Frontier Trading Company V LLC		Frontier Trading Company VI LLC		Frontier Trading Company VII, LLC
	12/31/2009	12/31/2008	12/31/2009	12/31/2008	12/31/2009	12/31/2008
ASSETS

Receivable from futures commission merchants	13,010,291	5,221,709	12,801,718	6,271,352	23,781,712	—
Open trade equity	810,189	—	—	109,880	—	10,753,763
Swap contracts	—	—	—	—	—	—

Total Assets	$13,820,480	$5,221,709	$12,801,718	$6,381,232	$23,781,712	$10,753,763

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$1,508,493
Open trade deficit	—	111,526	767,235	—	518,490	—

Total Liabilities	—	111,526	767,235	—	518,490	1,508,493

MEMBERS’ EQUITY (Net Asset Value)	13,820,480	5,110,183	12,034,483	6,381,232	23,263,222	9,245,270

Total Liabilities and Members’ Equity	$13,820,480	$5,221,709	$12,801,718	$6,381,232	$23,781,712	$10,753,763

The Trading Companies of the Frontier Fund

Statements of Financial Condition

December 31, 2009 and 2008

	Frontier Trading Company VIII, LLC		Frontier Trading Company IX, LLC		Frontier Trading Company X, LLC(1)
	12/31/2009	12/31/2008	12/31/2009	12/31/2008	12/31/2009	12/31/2008
ASSETS

Receivable from futures commission merchants	—	—	1,135,385	1,794,715	—	—
Open trade equity	—	—	38,234	203,419	—	—
Swap contracts	584,770	836,554	—	—	8,550,639	—

Total Assets	$584,770	$836,554	$1,173,619	$1,998,134	$8,550,639	$—

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$—
Open trade deficit	—	—	—	—	—	—

Total Liabilities	—	—	—	—	—	—

MEMBERS’ EQUITY (Net Asset Value)	584,770	836,554	1,173,619	1,998,134	8,550,639	—

Total Liabilities and Members’ Equity	$584,770	$836,554	$1,173,619	$1,998,134	$8,550,639	$—

(1)	Trading Companies X, XI and XII commenced trading operations on June 10, 2009.
(2)	Trading Company XIII commenced trading operations on June 15, 2009.
(3)	Trading Companies XIV and XV commenced trading operations on June 19, 2009.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Financial Condition

December 31, 2009 and 2008

	Frontier Trading Company XI, LLC(1)		Frontier Trading Company XII, LLC(1)		Beach Horizon Trading Company – Horizon Program, LLC(2)
	12/31/2009	12/31/2008	12/31/2009	12/31/2008	12/31/2009	12/31/2008
ASSETS

Receivable from futures commission merchants	—	—	—	—	5,428,704	—
Open trade equity	—	—	—	—	695,218	—
Swap contracts	15,972,157	—	10,027,253	—	—	—

Total Assets	$15,972,157	$—	$10,027,253	$—	$6,123,922	$—

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$—
Open trade deficit	—	—	—	—	—	—

Total Liabilities	—	—	—	—	—	—

MEMBERS’ EQUITY (Net Asset Value)	15,972,157	—	10,027,253	—	6,123,922	—

Total Liabilities and Members’ Equity	$15,972,157	$—	$10,027,253	$—	$6,123,922	$—

	Frontier Trading Company XIV, LLC(3)		Frontier Trading Company XV, LLC(3)
	12/31/2009	12/31/2008	12/31/2009	12/31/2008
ASSETS

Receivable from futures commission merchants	11,719,152	—	12,425,289	—
Open trade equity	—	—	11,374,083	—
Swap contracts	—	—	—	—

Total Assets	$11,719,152	$—	$23,799,372	$—

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—
Open trade deficit	2,498,825	—	—	—

Total Liabilities	2,498,825	—	—	—

MEMBERS’ EQUITY (Net Asset Value)	9,220,327	—	23,799,372	—

Total Liabilities and Members’ Equity	$11,719,152	$—	$23,799,372	$—

(1)	Trading Companies X, XI and XII commenced trading operations on June 10, 2009.
(2)	Beach Horizon Trading Company – Horizon Program, LLC commenced trading operations on June 15, 2009.
(3)	Trading Companies XIV and XV commenced trading operations on June 19, 2009.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedule of Investments

December 31, 2009

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company III LLC		Frontier Trading Company V LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS*

Various base metals futures contracts (US)	$(35,600)	-0.05%	$(75,905)	-0.45%		0.00%	$1,403	0.01%
Various base metals futures contracts (Europe)	141,913	0.20%	808,538	4.79%		0.00%	1,132,371	8.19%
Various currency futures contracts (US)	81,706	0.12%	(641,932)	-3.80%		0.00%	(60)	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%		0.00%	—	0.00%
Various currency futures contracts (Europe)	(30,238)	-0.04%	(22,957)	-0.14%		0.00%	(49,882)	-0.36%
Various currency futures contracts (Far East)	—	0.00%	25,316	0.15%		0.00%	—	0.00%
Various energy futures contracts (US)	(90,328)	-0.13%	34,132	0.20%		0.00%	78,236	0.57%
Various energy futures contracts (Europe)	28,055	0.04%	320	0.00%		0.00%	46,060	0.33%
Various interest rates futures contracts (US)	(122,928)	-0.17%	(180,141)	-1.07%		0.00%	(738)	-0.01%
Various interest rates futures contracts (Canada)	(5,809)	-0.01%	(11,375)	-0.07%		0.00%	(22,874)	-0.17%
Various interest rates futures contracts (Europe)	(67,026)	-0.09%	(233,123)	-1.38%		0.00%	(404,032)	-2.92%
Various interest rates futures contracts (Far East)	(13,382)	-0.02%	103,198	0.61%		0.00%	9,295	0.07%
Various precious metals futures contracts (US)	(351,340)	-0.50%	(37,135)	-0.22%		0.00%	(62,250)	-0.45%
Various precious metals futures contracts (Europe)	—	0.00%	5,760	0.03%		0.00%	—	0.00%
Various soft futures contracts (US)	408,173	0.58%	217,088	0.10%		0.00%	213,979	1.55%
Various soft futures contracts (Europe)	7,186	0.01%	17,424	1.29%		0.00%	39,774	0.29%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%		0.00%	—	0.00%
Various stock index futures contracts (US)	865,940	1.22%	211,794	1.25%		0.00%	(52,431)	-0.38%
Various stock index futures contracts (Canada)	—	0.00%	22,119	0.13%		0.00%	17,967	0.13%
Various stock index futures contracts (Europe)	(41,830)	-0.06%	508,030	3.01%		0.00%	17,477	0.13%
Various stock index futures contracts (Far East)	—	0.00%	211,260	1.23%		0.00%	94,269	0.68%

Total Long Futures Contracts	$774,492	1.10%	$962,411	5.66%	$—	0.00%	$1,058,564	7.66%

LONG OPTIONS*	$(220,439)	-0.31%	$(3,846)	-0.02%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS*

Various base metals futures contracts (US)	$66,900	0.09%	$—	0.00%		0.00%	$7,800	0.06%
Various base metals futures contracts (Europe)	(12,738)	-0.02%	(199,794)	-1.18%		0.00%	(508,727)	-3.66%
Various currency futures contracts (US)	(47,076)	-0.07%	(50,906)	-0.30%		0.00%	4,708	0.03%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%		0.00%	—	0.00%
Various currency futures contracts (Europe)	487,868	0.69%	7,875	0.05%		0.00%	(1,907)	-0.01%
Various currency futures contracts (Far East)	—	0.00%	(3,480)	-0.02%		0.00%	(3,276)	-0.02%
Various energy futures contracts (US)	(4,870)	-0.01%	(155,584)	-0.92%		0.00%	18,764	0.14%
Various energy futures contracts (Europe)	—	0.00%	(9,125)	-0.04%		0.00%	—	0.00%
Various interest rates futures contracts (US)	540,639	0.76%	14,719	0.09%		0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%		0.00%	—	0.00%
Various interest rates futures contracts (Europe)	351,638	0.50%	(9,673)	-0.06%		0.00%	—	0.00%
Various interest rates futures contracts (Far East)	(3,336)	0.00%	(2,671)	-0.02%		0.00%	35,289	0.26%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%		0.00%	—	0.00%
Various soft futures contracts (US)	5,674	0.01%	(30,118)	-0.18%		0.00%	16,048	0.12%
Various soft futures contracts (Canada)	—	0.00%	(660)	0.00%		0.00%	—	0.00%
Various soft futures contracts (Europe)	230	0.00%	(200)	0.00%		0.00%	—	0.00%
Various stock index futures contracts (US)	9,760	0.01%	—	0.00%		0.00%	(2,250)	-0.02%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%		0.00%	—	0.00%
Various stock index futures contracts (Europe)	(19,006)	-0.03%	—	0.00%		0.00%	—	0.00%
Various stock index futures contracts (Far East)	(282,799)	-0.40%	—	0.00%		0.00%	—	0.00%

Total Short Futures Contracts	$1,092,884	1.53%	$(439,617)	-2.59%	$—	0.00%	$(433,551)	-3.10%

SHORT OPTIONS*	$445,234	0.63%	$8,555	0.05%	$201	0.00%	$—	0.00%

CURRENCY FORWARDS*	$—	0.00%	$—	0.00%	$19,263	0.35%	$185,176	1.34%

Total Open Trade Equity	$2,092,171	2.95%	$527,503	3.10%	$19,464	0.35%	$810,189	5.90%

SWAPS(1)	$41,020,535	57.98%	$—	0.00%	$4,992,959	90.75%	$—	0.00%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedule of Investments

December 31, 2009

	Frontier Trading Company VI LLC		Frontier Trading Company VII, LLC		Frontier Trading Company VIII, LLC		Frontier Trading Company IX, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS
Various base metals futures contracts (US)	$(66,750)	-0.55%	$(156,407)	-0.67%	$—	0.00%	$—	0.00%
Silver @ Comex Settling 5/1/2010 (Number of Contracts: 500)	—	0.00%	1,090,000	4.69%	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	255,067	2.12%	1,150,643	4.95%	—	0.00%	76,345	6.51%
Aluminum Settling 1/1/2010 (Number of Contracts: 21)	—	0.00%	—	0.00%	—	0.00%	148,174	12.63%
Various currency futures contracts (US)	—	0.00%	(6,050)	-0.03%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	(44,600)	-0.37%	(39,963)	-0.17%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	28,427	0.24%	(2,068,184)	-8.89%	—	0.00%	7,967	0.68%
Crude Oil, Light Settling 3/1/2010 (Number of Contracts: 1,281)	—	0.00%	3,305,111	14.21%	—	0.00%	—	0.00%
Natural Gas Settling 5/1/2010 (number of Contracts: 699)	—	0.00%	(1,204,616)	-5.18%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	2,495	0.02%	23,935	0.10%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	(502,446)	-4.18%	(159,796)	-0.69%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(317,596)	-2.64%	(228,947)	-0.98%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	10,180	0.08%	52,229	0.22%	—	0.00%	24,858	2.12%
Various precious metals futures contracts (US)	(50,070)	-0.43%	(269,865)	-1.16%	—	0.00%	—	0.00%
Various precious metals futures contracts (Europe)	—	0.00%	15	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	(1,381)	-0.01%	495,577	2.13%	—	0.00%	(7,373)	-0.63%
Coffee @ CSCE Settling 12/1/2010 (Number of Contracts: 2,014)	—	0.00%	(5,962,294)	-25.63%	—	0.00%	—	0.00%
Coffee @ CSCE Settling 9/1/2010 (Number of Contracts: 1,703)	—	0.00%	(6,875,963)	-29.56%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	8,290	0.04%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	5,313	0.02%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	151,937	1.26%	111,835	0.48%	—	0.00%	41,909	3.57%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	201,782	1.68%	(7,766)	-0.03%	—	0.00%	22,203	1.89%
Various stock index futures contracts (Far East)	143,511	1.19%	—	0.00%	—	0.00%	8,550	0.72%

Total Long Futures Contracts	$(189,444)	-1.59%	$(10,736,903)	-46.15%	$—	0.00%	$322,633	27.49%

LONG OPTIONS*	$14,815	0.12%	$(205,075)	-0.88%		0.00%		0.00%

The Trading Companies of the Frontier Fund

Condensed Schedule of Investments

December 31, 2009

	Frontier Trading Company VI LLC		Frontier Trading Company VII, LLC		Frontier Trading Company VIII, LLC		Frontier Trading Company IX, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
SHORT FUTURES CONTRACTS
Various base metals futures contracts (US)	$—	0.00%	$(13,613)	-0.06%	$—	0.00%	$—	0.00%
Silver @ Comex Settling 3/1/2010 (Number of Contracts: 500)	—	0.00%	(1,075,000)	-4.62%	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	(92,500)	-0.77%	(799,966)	-3.44%	—	0.00%	(67,350)	-5.74%
Aluminum Settling 1/1/2010 (Number of Contracts: 21)	—	0.00%	—	0.00%	—	0.00%	(174,037)	-14.83%
Various currency futures contracts (US)	—	0.00%	5,488	0.02%	—	0.00%	5,466	0.47%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	10,638	0.05%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	21,703	0.07%	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	694,557	3.01%	—	0.00%	(16,841)	-1.43%
Crude Oil, Light Settling 2/1/2010 (Number of Contracts: 650)	—	0.00%	(1,812,713)	-7.79%	—	0.00%	—	0.00%
Crude Oil, Light Settling 4/1/2010 (Number of Contracts: 613)	—	0.00%	(1,370,558)	-5.89%	—	0.00%	—	0.00%
Natural Gas Settling 4/1/2010 (number of Contracts: 747)	—	0.00%	1,627,470	7.00%	—	0.00%	—	0.00%
Natural Gas Settling 8/1/2010 (number of Contracts: 1,387)	—	0.00%	941,441	4.05%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	(69,230)	-0.30%	—	0.00%	(4,400)	-0.37%
Various interest rates futures contracts (US)	—	0.00%	361,042	1.55%	—	0.00%	12,695	1.07%
Various interest rates futures contracts (Canada)	(3,329)	-0.04%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(14,663)	-0.12%	—	0.00%	—	0.00%	12,446	1.06%
Various interest rates futures contracts (Far East)	46,065	0.38%	—	0.00%	—	0.00%	(624)	-0.05%
Various precious metals futures contracts (US)	500	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	2,988	0.02%	(1,126,898)	-4.84%	—	0.00%	(8,015)	-0.68%
Coffee @ CSCE Settling 3/1/2010 (Number of Contracts: 2,562)	—	0.00%	7,791,994	33.50%	—	0.00%	—	0.00%
Coffee @ CSCE Settling 5/1/2010 (Number of Contracts: 456)	—	0.00%	2,061,450	8.86%	—	0.00%	—	0.00%
Coffee @ CSCE Settling 7/1/2010 (Number of Contracts: 718)	—	0.00%	3,021,281	12.99%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	5,063	0.02%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	(16,665)	-0.07%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	(1,461)	-0.01%	—	0.00%	—	0.00%

Total Short Futures Contracts	$(60,939)	-0.53%	$10,256,023	44.10%	$—	0.00%	$(240,660)	-20.50%

SHORT OPTIONS*	$(20,998)	-0.17%	$167,465	0.72%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS*	$(510,669)	-4.24%	$—	0.00%	$—	0.00%	$(43,739)	-3.73%

Total Open Trade Equity	$(767,235)	6.41%	$(518,490)	-2.21%	$—	0.00%	$38,234	3.26%

SWAPS (1)	$—	0.00%	$—	0.00%	$584,770	100.00%	$—	0.00%

*	Except as notes, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedule of Investments

December 31, 2009

	Frontier Trading Company X, LLC		Frontier Trading Company XI, LLC		Frontier Trading Company XII, LLC		Beach Horizon Trading Company – Horizon Program, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS

Various base metals futures contracts (US)	$—	0.00%	$—	0.00%	$—	0.00%	$(628)	-0.01%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	463,248	7.56%
Various currency futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	30,663	0.50%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	32,904	0.54%
Various energy futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	28,016	0.46%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	270	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(65,078)	-1.06%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	(25,441)	-0.42%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	26,979	0.44%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	14,604	0.24%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	124,385	2.03%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	19,570	0.32%
Various soft futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	123,144	2.01%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	(2,417)	-0.04%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	14,411	0.24%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	12,546	0.20%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	46,977	0.77%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	31,092	0.51%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$875,245	14.29%

LONG OPTIONS*	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

The Trading Companies of the Frontier Fund

Condensed Schedule of Investments

December 31, 2009

	Frontier Trading Company X, LLC		Frontier Trading Company XI, LLC		Frontier Trading Company XII, LLC		Beach Horizon Trading Company – Horizon Program, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
SHORT FUTURES CONTRACTS

Various base metals futures contracts (US)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(83,085)	-1.36%
Various currency futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(6,900)	-0.12%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(17,650)	-0.29%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	186	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	17,670	0.29%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(67,975)	-1.11%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	16,000	0.26%
Various stock index futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(4,665)	-0.08%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$(146,419)	-2.41%

SHORT OPTIONS*	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS*	$—	0.00%	$—	0.00%	$—	0.00%	$(33,608)	-0.55%

Total Open Trade Equity	$—	0.00%	$—	0.00%	$—	0.00%	$695,218	11.33%

SWAPS(1)	$8,550,639	100.00%	$15,972,157	100.00%	$10,027,253	100.00%	$—	0.00%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedule of Investments

December 31, 2009

	Frontier Trading Company XIV, LLC		Frontier Trading Company XV, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS

Various base metals futures contracts (US)	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	4,619,838	50.10%	16,503,410	69.34%
Various currency futures contracts (US)	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	(4,200)	-0.05%	(49,463)	-0.21%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%
Various energy futures contracts (US)	609,726	6.61%	(11,635)	-0.05%
Various energy futures contracts (Europe)	125,050	1.37%	—	0.00%
Various interest rates futures contracts (US)	(104,266)	-1.13%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(77,701)	-0.84%	(42,406)	-0.18%
Various interest rates futures contracts (Far East)	(11,389)	-0.12%	—	0.00%
Various precious metals futures contracts (US)	(25,070)	-0.27%	92,980	0.38%
Various soft futures contracts (US)	1,025	0.01%	390,265	1.64%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	375,047	1.57%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (US)	1,528	0.02%	(6,110)	-0.03%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	12,787	0.14%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%

Total Long Futures Contracts	$5,147,328	55.84%	$17,252,088	72.46%

LONG OPTIONS	$—	0.00%	$389,504	1.64%

Copper @ LME Settling 3/1/2010 (Number of Contracts: 95)	—	0.00%	(1,488,199)	-6.25%

SHORT FUTURES CONTRACTS

Various base metals futures contracts (US)	$—	0.00%	$(237,534)	-1.00%
Various base metals futures contracts (Europe)	—	0.00%	6,233,016	26.19%
Copper @ LME Settling 3/17/2010 (Number of Contracts: 744)	—	0.00%	(14,032,634)	-58.96%
Various currency futures contracts (US)	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	5,275	0.06%	440,884	1.85%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%
Various energy futures contracts (US)	(769,682)	-8.35%	—	0.00%
Various energy futures contracts (Europe)	(181,300)	-1.97%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	7,039	0.08%	682,354	2.87%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%
Gold @ COMEX Settling 2/1/2010 (Number of Contracts: 440)	—	0.00%	3,503,376	14.72%
Various precious metals futures contracts (Europe)	(4,850,464)	-52.60%	—	0.00%
Various soft futures contracts (US)	(66,563)	-0.72%	202,794	0.85%
Various soft futures contracts (Europe)	—	0.00%	(584,915)	-2.46%
Various stock index futures contracts (US)	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	7,945	0.09%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%

Total Short Futures Contracts	$(5,847,750)	-63.41%	$(3,792,659)	-15.94%

SHORT OPTIONS*	$—	0.00%	$(818,820)	-3.44%

CURRENCY FORWARDS*	$(1,798,403)	-19.50%	$(167,831)	-0.71%

Total Open Trade Equity	$(2,498,825)	-27.07%	$11,374,083	47.76%

SWAPS(1)	$—	0.00%	$—	0.00%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedule of Investments

December 31, 2008

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company III LLC		Frontier Trading Company V LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS*

Various base metals futures contracts (US)	$(12,284,337)	-11.72%	$(61,704)	-0.52%	$—	0.00%	$(16,604)	-0.31%
Various currency futures contracts (US)	711,287	0.68%	706,944	5.97%	—	0.00%	16,123	0.30%
Various currency futures contracts (Canada)	6,889	0.01%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	40,525	0.04%	8,268	0.07%	—	0.00%	1,315	0.03%
Various currency futures contracts (Far East)	12,768	0.01%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	(742,136)	-0.71%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	(148,731)	-0.15%	595,492	5.04%	—	0.00%	(80,680)	-1.58%
Various interest rates futures contracts (Canada)	22,811	0.02%	57,298	0.49%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	216,792	0.21%	1,120,595	9.49%	—	0.00%	152,684	2.99%
Various interest rates futures contracts (Far East)	41,496	0.04%	210,136	1.78%	—	0.00%	38,094	0.75%
Various precious metals futures contracts (US)	757,370	0.72%	—	0.00%	—	0.00%	3,340	0.06%
Various soft futures contracts (US)	1,449,530	1.38%	8,930	0.08%	—	0.00%	290	0.01%
Various soft futures contracts (Europe)	155,590	0.15%	51,098	0.43%	—	0.00%	2,660	0.05%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	119,055	0.11%	935	0.01%	—	0.00%	2,274	0.04%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	22,204	0.02%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	130,840	0.12%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$(9,488,047)	-9.06%	$2,697,992	22.84%	$—	0.00%	$119,496	2.34%

LONG OPTIONS*	$19,791,432	18.87%	$—	0.00%	$—	0.00%	$—	0.00%

The Trading Companies of the Frontier Fund

Condensed Schedule of Investments

December 31, 2008

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company III LLC		Frontier Trading Company V LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
SHORT FUTURES CONTRACTS*

Various base metals futures contracts (US)	$15,995,032	15.25%	$501,985	4.25%	$—	0.00%	$41,676	0.81%
Various currency futures contracts (US)	117,866	0.12%	(456,100)	-3.86%	—	0.00%	625	0.01%
Various currency futures contracts (Canada)	(9,283)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	37,430	0.04%	—	0.00%	—	0.00%	(5,097)	-0.10%
Various currency futures contracts (Far East)	(36,957)	-0.04%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	844,015	0.80%	109,090	0.92%	—	0.00%	(7,363)	-0.14%
Various interest rates futures contracts (US)	(340,369)	-0.32%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(26,077)	-0.02%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	(8,694)	-0.01%	(3,652)	-0.03%	—	0.00%	(1,075)	-0.02%
Various precious metals futures contracts (US)	(172,610)	-0.16%	(11,840)	-0.10%	—	0.00%	(4,930)	-0.10%
Various soft futures contracts (US)	(871,584)	-0.82%	(628,657)	-5.32%	—	0.00%	(83,229)	-1.63%
Various soft futures contracts (Canada)	—	0.00%	(1,171)	-0.01%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	(56,202)	-0.05%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	(2,748)	0.00%	(22,255)	-0.19%	—	0.00%	(290)	-0.01%
Various stock index futures contracts (Canada)	—	0.00%	(4,154)	-0.04%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(11,011)	-0.01%	(22,869)	-0.19%	—	0.00%	(5,296)	-0.10%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	(4,798)	-0.09%

Total Short Futures Contracts	$15,458,808	14.77%	$(539,623)	-4.57%	$—	0.00%	$(69,777)	-1.37%

SHORT OPTIONS*	$(3,378,636)	-3.22%	$—	0.00%	$—	0.00%	$—	0.00%
CURRENCY FORWARDS*
	$452,670	0.44%	$—	0.00%	$12,810	0.13%	$(161,245)	-6.07%

Total Open Trade Equity	$22,836,227	21.78%	$2,158,369	18.27%	$12,810	0.13%	$(111,526)	-2.19%

SWAPS(1)	$53,072,356	50.61%	$—	0.00%	$9,122,121	93.03%	$—	0.00%

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedule of Investments

December 31, 2008

	Frontier Trading Company VI LLC		Frontier Trading Company VII, LLC		Frontier Trading Company VIII, LLC		Frontier Trading Company IX, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS

Various base metals futures contracts (US)	$6,568	0.10%	$99,628	1.08%	$—	0.00%	$(17,822)	-0.89%
Silver @ Comex Settling 5/1/2009 (Number of Contracts: 647)	—	0.00%	(2,997,465)	-32.42%	—	0.00%	—	0.00%
Silver @ Comex Settling 7/1/2009 (Number of Contracts: 1,096)	—	0.00%	3,008,100	32.54%	—	0.00%	—	0.00%
Silver @ Comex Settling 12/1/2009 (Number of Contracts: 736)	—	0.00%	2,138,080	23.13%	—	0.00%	—	0.00%
Various currency futures contracts (US)	—	0.00%	166,320	1.80%	—	0.00%	18,700	0.94%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	(2,396)	-0.04%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	(1,158)	-0.06%
Various energy futures contracts (US)	—	0.00%	(522,392)	-5.65%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	(88,266)	-1.37%	(391)	0.00%	—	0.00%	92,156	4.62%
Various interest rates futures contracts (Canada)	2,491	0.04%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	115,648	1.81%	—	0.00%	—	0.00%	68,137	3.41%
Various interest rates futures contracts (Far East)	147,684	2.32%	—	0.00%	—	0.00%	25,269	1.26%
Various precious metals futures contracts (US)	3,250	0.05%	342,510	3.70%	—	0.00%	—	0.00%
Various soft futures contracts (US)	—	0.00%	(2,558,068)	-27.67%	—	0.00%	675	0.03%
Sugar #11 Settling 7/1/2009 (Number of Contracts 459)	—	0.00%	1,403,438	15.17%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	(35)	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	100,873	1.09%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	376	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	13,693	0.21%	—	0.00%	—	0.00%	(1,001)	-0.05%
Various stock index futures contracts (Far East)	2,168	0.03%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$200,840	3.15%	$1,180,974	12.77%	$—	0.00%	$184,956	9.26%

LONG OPTIONS*	$—	0.00%	$285,120	3.08%	$—	0.00%	$—	0.00%

The Trading Companies of the Frontier Fund

Condensed Schedule of Investments

December 31, 2008

	Frontier Trading Company VI LLC		Frontier Trading Company VII, LLC		Frontier Trading Company VIII, LLC		Frontier Trading Company IX, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
SHORT FUTURES CONTRACTS

Various base metals futures contracts (US)	(34,197)	-0.54%	$(2,475,835)	-26.78%	$—	0.00%	$18,041	0.90%
Silver @ Comex Settling 3/1/2009 (Number of Contracts: 2,102)	—	0.00%	10,812,460	116.95%	—	0.00%
Silver @ Comex Settling 9/1/2009 (Number of Contracts: 356)	—	0.00%	1,034,180	11.19%	—	0.00%
Various currency futures contracts (US)	(100)	0.00%	(29,640)	-0.32%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	(13,490)	-0.21%	(1,329,703)	-14.38%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	(234)	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	(2,139)	-0.03%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	(50,137)	-0.79%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	—	0.00%	(148,204)	-1.60%	—	0.00%	30,377	1.52%
Coffee @ CSCE Settling 3/1/2009 (Number of Contracts: 1,111)	—	0.00%	1,902,375	20.57%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	(27,338)	-0.43%	(12,545)	-0.14%	—	0.00%	4,360	0.22%
Various stock index futures contracts (Europe)	(10,846)	-0.17%	—	0.00%	—	0.00%	(2,446)	-0.12%
Various stock index futures contracts (Far East)	(18,424)	-0.29%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$(156,670)	-2.46%	$9,752,854	105.49%	$—	0.00%	$50,332	2.52%

SHORT OPTIONS*	$—	0.00%	$(465,185)	-5.02%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS*	$65,710	1.47%	$—	0.00%	$—	0.00%	$(31,869)	-1.58%

Total Open Trade Equity	$109,880	1.72%	$10,753,763	116.32%	$—	0.00%	$203,419	10.18%

SWAPS(1)	$—	0.00%	$—	0.00%	$836,554	100.00%	$—	0.00%

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Operations

For The Years Ended December 31, 2009, 2008 and 2007

	Frontier Trading Company I LLC			Frontier Trading Company II LLC			Frontier Trading Company III LLC
	12/31/2009	12/31/2008	12/31/2007	12/31/2009	12/31/2008	12/31/2007	12/31/2009	12/31/2008	12/31/2007
Investment Income:
Interest-net	$(28,283)	$601,820	$1,000,475	$11,757	$329,722	$434,402	$970	$45,295	$132,464

Total Income	(28,283)	601,820	1,000,475	11,757	329,722	434,402	970	45,295	132,464

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and currencies	8,715,485	13,956,522	(621,375)	(3,723,161)	19,921,443	17,879,093	(178,745)	234,616	(8,104)
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—	—	1,047,794	135,100
Net change in open trade equity	904,979	29,141,961	2,928,523	(1,513,729)	1,187,477	(452,160)	2,985	780	(28,482)
Net unrealized gain/(loss) on option / swap contracts	(12,051,082)	20,742,953	(899,872)	—	—	—	(4,129,164)	(2,877,879)	—
Trading commissions	(1,297,644)	(1,144,572)	(2,155,318)	(139,754)	(174,481)	(387,285)	—	—	—

Net gain/(loss) on investments	(3,728,262)	62,696,864	(748,042)	(5,376,644)	20,934,439	17,039,648	(4,304,924)	(1,594,689)	98,514

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$(3,756,545)	$63,298,684	$252,433	$(5,364,887)	$21,264,161	$17,474,050	$(4,303,954)	$(1,549,394)	$230,978

	Frontier Trading Company V LLC			Frontier Trading Company VI LLC			Frontier Trading Company VII, LLC
	12/31/2009	12/31/2008	12/31/2007	12/31/2009	12/31/2008	12/31/2007	12/31/2009	12/31/2008	12/31/2007
Investment Income:
Interest-net	$5,825	$278,151	$653,524	$9,613	$344,098	$813,618	$3,666	$213,312	$135,889

Total Income	5,825	278,151	653,524	9,613	344,098	813,618	3,666	213,312	135,889

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and currencies	4,236,302	(16,480,431)	7,697,156	(210,732)	2,913,449	(5,247,587)	60,288,927	(18,291,792)	15,057,205
Net realized gain/(loss) on swap contracts	—	—	—	—	361,511	1,674,698	—	—	—
Net change in open trade equity	921,760	30,023,621	(1,673,135)	(877,165)	1,591,022	(6,352,783)	(28,316,249)	31,013,453	(14,220,168)
Net unrealized gain/(loss) on option / swap contracts	—	—	—	—	—	(3,394,571)	—	—	—
Trading commissions	(442,130)	(145,539)	(192,697)	(76,084)	(105,639)	(225,237)	(3,052,293)	(1,075,687)	(1,070,911)

Net gain/(loss) on investments	4,715,932	13,397,651	5,831,324	(1,163,981)	4,760,343	(13,545,480)	28,920,385	11,645,974	(233,874)

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$4,721,757	$13,675,802	$6,484,848	$(1,154,368)	$5,104,441	$(12,731,862)	$28,924,051	$11,859,286	$(97,985)

The Trading Companies of the Frontier Fund

Statements of Operations

For The Years Ended December 31, 2009, 2008 and 2007

	Frontier Trading Company VIII, LLC			Frontier Trading Company IX, LLC			Frontier Trading Company X, LLC (1)
	12/31/2009	12/31/2008	12/31/2007	12/31/2009	12/31/2008	12/31/2007	12/31/2009	12/31/2008	12/31/2007
Investment Income:
Interest-net	$853	$17,439	$88,729	$5,629	$63,692	$92,235	$—	$—	$—

Total Income	853	17,439	88,729	5,629	63,692	92,235	—	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and currencies	—	—	—	(1,054,979)	3,766,733	1,001,958	—	—	—
Net realized gain/(loss) on swap contracts	883,900	(2,684,087)	1,729,289	—	—	—	—	—	—
Net change in open trade equity	—	—	—	(165,186)	153,103	(378,687)	—	—	—
Net unrealized gain/(loss) on option / swap contracts	—	—	—	—	—	—	(1,707,778)	—	—
Trading commissions	—	—	—	(25,833)	(29,020)	(59,696)	—	—	—

Net gain/(loss) on investments	883,900	(2,684,087)	1,729,289	(1,245,998)	3,890,816	563,575	(1,707,778)	—	—

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$884,753	$(2,666,648)	$1,818,018	$(1,240,369)	$3,954,508	$655,810	$(1,707,778)	$—	$—

(1)	Trading Companies X, XI and XII commenced trading operations on June 10, 2009.
(2)	Trading Company XIII commenced trading operations on June 15, 2009.
(3)	Trading Companies XIV and XV commenced trading operations on June 19, 2009.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Operations

For The Years Ended December 31, 2009, 2008 and 2007

	Frontier Trading Company XI, LLC(1)			Frontier Trading Company XII, LLC(1)			Beach Horizon Trading Company – Horizon Program, LLC(2)
	12/31/2009	12/31/2008	12/31/2007	12/31/2009	12/31/2008	12/31/2007	12/31/2009	12/31/2008	12/31/2007
Investment Income:
Interest-net	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Income	—	—	—	—	—	—	—	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and currencies	—	—	—	—	—	—	458,937	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—	—	—	—
Net change in open trade equity	—	—	—	—	—	—	695,228	—	—
Net unrealized gain/(loss) on swap contracts	(1,864,032)	—	—	(2,247,497)	—	—	—	—	—
Trading commissions	—	—	—	—	—	—	(30,243)	—	—

Net gain/(loss) on investments	(1,864,032)	—	—	(2,247,497)	—	—	1,123,922	—	—

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$(1,864,032)	$—	$—	$(2,247,497)	$—	$—	$1,123,922	$—	$—

	Frontier Trading Company XIV, LLC(3)			Frontier Trading Company XV, LLC(3)
	12/31/2009	12/31/2008	12/31/2007	12/31/2009	12/31/2008	12/31/2007
Investment Income:
Interest-net	$(1,416)	$—	$—	$(1,089)	$—	$—

Total Income	(1,416)	—	—	(1,089)	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and currencies	2,920,905	—	—	14,119,248	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—
Net change in open trade equity	(2,986,215)	—	—	(14,596,420)	—	—
Net unrealized gain/(loss) on swap contracts	—	—	—	—	—	—
Trading commissions	(33,595)	—	—	(64,559)	—	—

Net gain/(loss) on investments	(98,905)	—	—	(541,731)	—	—

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$(100,321)	$—	$—	$(542,820)	$—	$—

(1)	Trading Companies X, XI and XII commenced trading operations on June 10, 2009.
(2)	Beach Horizon Trading Company – Horizon Program, LLC commenced trading operations on June 15, 2009.
(3)	Trading Companies XIV and XV commenced trading operations on June 19, 2009.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2009, 2008 and 2007

	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company III LLC
Members’ Equity, January 1, 2007	$18,041,633	$8,441,072	$3,012,526
Capital Contributed	102,070,000	6,550,000	1,138,420
Capital Distributed	(61,711,269)	(21,570,109)	(1,985,365)
Net Increase in Members’ Equity Resulting From Operations	252,433	17,474,050	230,978

Members’ Equity, December 31, 2007	$58,652,797	$10,895,013	$2,396,559

Capital Contributed	30,500,000	21,120,000	12,588,268
Capital Distributed	(47,593,581)	(41,467,210)	(3,629,575)
Net Increase in Members’ Equity Resulting From Operations	63,298,684	21,264,161	(1,549,394)

Members’ Equity, December 31, 2008	$104,857,900	$11,811,964	$9,805,858

Capital Contributed	27,700,000	31,050,000	—
Capital Distributed	(58,037,609)	(20,605,436)	—
Net Increase in Members’ Equity Resulting From Operations	(3,756,545)	(5,364,887)	(4,303,954)

Members’ Equity, December 31, 2009	$70,763,746	$16,891,641	$5,501,904

	Frontier Trading Company V LLC	Frontier Trading Company VI LLC	Frontier Trading Company VII, LLC
Members’ Equity, January 1, 2007	$15,514,377	$55,869,045	$4,766,124
Capital Contributed	3,350,000	20,501,800	14,750,000
Capital Distributed	(12,684,151)	(36,344,826)	(9,029,764)
Net Increase in Members’ Equity Resulting From Operations	6,484,848	(12,731,861)	(97,985)

Members’ Equity, December 31, 2007	$12,665,074	$27,294,158	$10,388,375

Capital Contributed	4,200,000	6,163,032	11,350,000
Capital Distributed	(25,430,693)	(32,180,399)	(24,352,391)
Net Increase in Members’ Equity Resulting From Operations	13,675,802	5,104,441	11,859,286

Members’ Equity, December 31, 2008	$5,110,183	$6,381,232	$9,245,270

Capital Contributed	18,100,000	16,900,000	71,700,000
Capital Distributed	(14,111,460)	(10,092,381)	(86,606,099)
Net Increase in Members’ Equity Resulting From Operations	4,721,757	(1,154,368)	28,924,051

Members’ Equity, December 31, 2009	$13,820,480	$12,034,483	$23,263,222

The Trading Companies of the Frontier Fund

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2009, 2008 and 2007

	Frontier Trading Company VIII, LLC	Frontier Trading Company IX, LLC	Frontier Trading Company X, LLC(1)
Members’ Equity, January 1, 2007	$806,473	$2,158,863	$—
Capital Contributed	7,584,341	100,000	—
Capital Distributed	(9,440,804)	(288,235)	—
Net Increase in Members’ Equity Resulting From Operations	1,818,018	655,810	—

Members’ Equity, December 31, 2007	$768,028	$2,626,438	$—

Capital Contributed	10,286,986	800,000	—
Capital Distributed	(7,551,812)	(5,382,812)	—
Net Increase in Members’ Equity Resulting From Operations	(2,666,648)	3,954,508	—

Members’ Equity, December 31, 2008	$836,554	$1,998,134	$—

Capital Contributed	1,849,628	900,000	10,279,667
Capital Distributed	(2,986,165)	(484,146)	(21,250)
Net Increase in Members’ Equity Resulting From Operations	884,753	(1,240,369)	(1,707,778)

Members’ Equity, December 31, 2009	$584,770	$1,173,619	$8,550,639

(1)	Trading Companies X, XI and XII commenced trading operations on June 10, 2009.
(2)	Trading Company XIII commenced trading operations on June 15, 2009.
(3)	Trading Companies XIV and XV commenced trading operations on June 19, 2009.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2009, 2008 and 2007

	Frontier Trading Company XI, LLC(1)	Frontier Trading Company XII, LLC(1)	Beach Horizon Trading Company – Horizon Program, LLC(2)
Members’ Equity, January 1, 2007	$—	$—	$—
Capital Contributed	—	—	—
Capital Distributed	—	—	—
Net Increase in Members’ Equity Resulting From Operations	—	—	—

Members’ Equity, December 31, 2007	$—	$—	$—

Capital Contributed	—	—	—
Capital Distributed	—	—	—
Net Increase in Members’ Equity Resulting From Operations	—	—	—

Members’ Equity, December 31, 2008	$—	$—	$—

Capital Contributed	18,060,709	12,500,000	6,000,000
Capital Distributed	(224,520)	(225,250)	(1,000,000)
Net Increase in Members’ Equity Resulting From Operations	(1,864,032)	(2,247,497)	1,123,922

Members’ Equity, December 31, 2009	$15,972,157	$10,027,253	$6,123,922

	Frontier Trading Company XIV, LLC(3)	Frontier Trading Company XV, LLC(3)
Members’ Equity, January 1, 2007	$—	$—
Capital Contributed	—	—
Capital Distributed	—	—
Net Increase in Members’ Equity Resulting From Operations	—	—

Members’ Equity, December 31, 2007	$—	$—

Capital Contributed	—	—
Capital Distributed	—	—
Net Increase in Members’ Equity Resulting From Operations	—	—

Members’ Equity, December 31, 2008	$—	$—

Capital Contributed	9,321,648	26,742,192
Capital Distributed	—	(2,400,000)
Net Increase in Members’ Equity Resulting From Operations	(101,321)	(542,820)

Members’ Equity, December 31, 2009	$9,220,327	$23,799,372

(1)	Trading Companies X, XI and XII commenced trading operations on June 10, 2009.
(2)	Beach Horizon Trading Company – Horizon Program, LLC commenced trading operations on June 15, 2009.
(3)	Trading Companies XIV and XV commenced trading operations on June 19, 2009.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund Trading Companies

Notes to Financial Statements

As of December 31, 2009, and December 31, 2008

1. Organization and Purpose

These financial statements and related notes pertain to the following companies: Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company III LLC, Frontier Trading Company IV LLC, Frontier Trading Company V LLC, Frontier Trading Company VI LLC, Frontier Trading Company VII, LLC, Frontier Trading Company VIII, LLC, Frontier Trading Company IX, LLC, Frontier Trading Company X, LLC, Frontier Trading Company XI, LLC, Frontier Trading Company XII, LLC, Beach Horizon Trading Company – Horizon Program, LLC, Frontier Trading Company XIV, LLC and Frontier Trading Company XV, LLC (the “Trading Companies”).

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

The Frontier Fund Trading Companies

Notes to Financial Statements—(Continued)

As of December 31, 2009, and December 31, 2008

2. Significant Accounting Policies

The following are the significant accounting policies of the Trading Companies.

Basis of Presentation—The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (‘ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Existing GAAP prior to the effective date of the ASC was not altered in compilation of the ASC. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

Revenue recognition—Futures, options on futures, and forward contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the Statement of Operations as a Net change in open trade equity, as there exists a right of offset of unrealized gains or losses in accordance with ASC 210. Any change in net unrealized gain or loss from the preceding period is reported in the Statement of Operations. Market value of exchange-traded contracts is based upon exchange settlement prices. Market value of non-exchange-traded contracts is based on third party quoted dealer values on the interbank market.

Distribution of Earnings— Each Trading Company distributes all of its daily trading profits or losses to the Series in proportion to each Series’ ownership interest in the Trading Company, adjusted on a daily basis. As of December 31, 2009, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

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

The Frontier Fund Trading Companies

Notes to Financial Statements—(Continued)

As of December 31, 2009, and December 31, 2008

Investments and Swaps—The Trading Companies records investment transactions on trade date and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of realized and unrealized gains (losses) on investments in the Statements of Operations. Generally, fair values will be based on quoted market prices; however, in certain circumstances, significant judgments and estimates may be required in determining fair value in the absence of an active market closing price. At December 31, 2009 all investments in futures and forward contracts were based on quoted market prices. The valuation of investments in swap contracts (“Swaps”) involves estimates.

Income Taxes—The Trading Companies apply the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trading Companies’ financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trading Company level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Management has concluded there is no tax expense, interest or penalties to be recorded by the Trading Companies for the periods ended December 31, 2009 and December 31, 2008. The 2006 through 2009 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Fees and Expenses—The Trading Companies incur no expenses other than trading commissions resulting from normal trading activity. All operating expenses such as legal, accounting, etc. are paid for, without reimbursement, by Equinox Fund Management, LLC, the managing owner of the Trust.

Statement of Cash Flows—In April 2009, the FASB issued ASC 230—formerly recognized as Statement of Financial Accounting Standards No. 102, Statements of Cash Flows—Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. The Trading Companies have elected not to provide statements of cash flows as permitted by FASB ASC 230.

Recently Adopted Accounting Pronouncements—In June 2009, the FASB issued ASC 105, , The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, the guidance of which was incorporated in ASC 105-10 Generally Accepted Accounting Principles (“GAAP”)—Overall. Effective September 15, 2009, the FASB ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) are also sources of authoritative GAAP for SEC registrants pursuant to federal securities laws. On the effective date of this guidance, the FASB ASC will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC will become non-authoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 did not impact the Trading Companies’ financial positions or results of operations.

The Frontier Fund Trading Companies

Notes to Financial Statements—(Continued)

As of December 31, 2009, and December 31, 2008

In December 2007, the FASB issued ASC 805-10 Business Combinations – Overall (“ASC 805-10”), and FASB ASC 805-20 (“ASC 805-20) Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest. ASC 805-10 will significantly change current practices regarding business combinations. Among the more significant changes, ASC 805-10 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition date fair values with subsequent changes recognized in earnings; and requires in- process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805-20 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. ASC 805-10 and ASC 805-20 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of ASC 805-10 and ASC 805-20 required consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.

In March 2008, the FASB issued ASC 815, Derivatives and Hedging (“ASC 815”), formerly recognized as SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities including how and why an entity uses derivative instruments, how an entity accounts for derivative instruments; and related hedged items and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815 became effective beginning January 1, 2009. The provisions of ASC 815 are effective prospectively for the Trading Companies’ consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Refer to Note 8 Derivative Instruments and Hedging Activities.

In May 2009, the FASB issued ASC 855, Subsequent Events. The objective of this guidance is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth:

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

In accordance with this guidance, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Trading Companies adopted this standard effective April 1, 2009 and has and will make the appropriate disclosures, as required under ASC 855. Refer to Note 9.

The Frontier Fund Trading Companies

Notes to Financial Statements—(Continued)

As of December 31, 2009, and December 31, 2008

Recently Issued Accounting Pronouncements—In June 2009, the FASB issued ASC 860, Transfers and Servicing (“ASC 860”) formerly recognized as to SFAS No. 166, Accounting for Transfers of Financial Assets. ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. ASC 860 eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosure. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date. The Trading Companies intends to adopt ASC 860 for the period beginning January 1, 2010, and it anticipates that it will not have a material effect.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under ASC 820. The ASU requires certain new disclosures and clarifies two existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The Trust is currently assessing the impact of this ASU on the financial statements of the Trading Companies.

Reclassification—Certain amounts in the financial statements have been reclassified to conform to the 2009 presentation.

3. Fair Value Measurements

In connection with the valuation of investments, the Trading Companies apply ASC 820. ASC 820 provides clarification that when a quoted price in an active market for the identical asset or liability is not available, a reporting entity is required to measure fair value using certain techniques. ASC 820 also clarifies that when estimating the fair value of an asset or liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of an asset or liability. ASC 820 also clarifies that both a quoted price in an active market for the identical asset or liability at the measurement date and the quoted price for the identical asset or liability when traded as an asset or liability in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.

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

The Frontier Fund Trading Companies

Notes to Financial Statements—(Continued)

As of December 31, 2009, and December 31, 2008

The Trading Companies uses the following methodologies to value instruments within its financial asset portfolio at fair value:

Trading Securities. These instruments include U.S. Treasury Securities and Open Trade Equity Positions (Futures Contracts, Currency Forwards and Options) that are actively traded on public markets with quoted pricing for corroboration. U.S. Treasury Securities, Futures Contracts, and Currency Forward are reported at fair value using Level 1 inputs. Trading Securities instruments further include Open Trade Equity that are quoted prices for identical or similar assets that are not traded on active markets. Trading Options are reported at fair value using Level 2 inputs.

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

The following table summarizes the instruments that comprise the Trading Companies financial asset portfolio, by Series, measured at fair value on a recurring basis as of December 31, 2009 and 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Trading Company I LLC
Open Trade Equity	1,867,376	224,795	—	2,092,171
Swap Contracts	—	—	41,020,535	41,020,535
Frontier Trading Company II LLC
Open Trade Equity	522,794	4,709	—	527,503
Frontier Trading Company III LLC
Open Trade Equity	19,263	201	—	19,464
Swap Contracts	—	—	4,992,959	4,992,959
Frontier Trading Company V LLC
Open Trade Equity	810,189			810,189
Frontier Trading Company VI LLC
Open Trade Equity	(761,052)	(6,183)	—	(767,235)
Frontier Trading Company VII, LLC
Open Trade Equity	(480,880)	(37,610)	—	(518,490)
Frontier Trading Company VIII, LLC
Swap Contracts	—	584,770	—	584,770
Frontier Trading Company IX, LLC
Open Trade Equity	38,234	—	—	38,234
Frontier Trading Company X, LLC
Swap Contracts	—	—	8,550,639	8,550,639
Frontier Trading Company XI, LLC
Swap Contracts	—	—	15,972,157	15,972,157

The Frontier Fund Trading Companies

Notes to Financial Statements—(Continued)

As of December 31, 2009, and December 31, 2008

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Trading Company XII, LLC
Swap Contracts	—	—	10,027,253	10,027,253
Beach Horizon Trading Company – Horizon Program, LLC
Open Trade Equity	695,218	—	—	695,218
Frontier Trading Company XIV, LLC
Open Trade Equity	(2,498,825)	—	—	(2,498,825)
Frontier Trading Company XV, LLC
Open Trade Equity	13,291,598	(1,917,515)	—	11,374,083

December 31, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Trading Company I LLC
Open Trade Equity	$6,423,431	$16,412,796	$—	$22,836,227
Swap Contracts	—	—	53,072,356	53,072,356
Frontier Trading Company II LLC
Open Trade Equity	2,158,369	—	—	2,158,369
Frontier Trading Company III LLC
Open Trade Equity	12,810	—	—	12,810
Swap Contracts	—	—	9,122,121	9,122,121
Frontier Trading Company V LLC
Open Trade Equity	(111,526)			(111,526)
Frontier Trading Company VI LLC
Open Trade Equity	109,880	—	—	109,880
Frontier Trading Company VII, LLC
Open Trade Equity	10,753,763	—	—	10,753,763
Frontier Trading Company VIII, LLC
Swap Contracts	—	836,554	—	836,554
Frontier Trading Company IX, LLC
Open Trade Equity	235,288	(31,869)	—	203,419

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap Contract asset gains and losses (realized/unrealized) included in earnings are classified in “net realized and unrealized gain/(loss) on investments—net realized and unrealized gain/(loss) on swap contracts” on the statements of operations. During the year ended December 31, 2009 and 2008, all identified level three assets are components of the Frontier Trading Company I, Frontier Trading Company III, Frontier Trading Company X, Frontier Trading Company XI and Frontier Trading Company XII.

The Frontier Fund Trading Companies

Notes to Financial Statements—(Continued)

As of December 31, 2009, and December 31, 2008

2009:

Swap Contracts	Frontier Trading Company I LLC	Frontier Trading Company III LLC
	For The Year Ending December 31, 2009	For The Year Ending December 31, 2009
Balance of recurring Level 3 assets as of January 1, 2009	$53,072,356	$9,122,121
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(12,051,082)	(4,129,164)
Purchases, sales, issuances, and settlements, net	—	—
Other	(739)	2
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2009	$41,020,535	$4,992,959

Swap Contracts	Frontier Trading Company X LLC	Frontier Trading Company XI LLC
	For The Year Ending December 31, 2009	For The Year Ending December 31, 2009
Balance of recurring Level 3 assets as of January 1, 2009	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(1,707,778)	(1,864,032)
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	10,258,417	17,836,189
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2009	$8,550,639	$15,972,157

Swap Contracts	Frontier Trading Company XII LLC
	For The Year Ending December 31, 2009
Balance of recurring Level 3 assets as of January 1, 2009	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	(2,247,497)
Included in other comprehensive income	—
Purchases, sales, issuances, and settlements, net	12,274,750
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2009	$10,027,253

During 2009, there were no transfers in or out of Level 3.

The Frontier Fund Trading Companies

Notes to Financial Statements—(Continued)

As of December 31, 2009, and December 31, 2008

2008:

Swap Contracts	Frontier Trading Company I LLC	Frontier Trading Company III LLC
	For The Year Ending December 31, 2008	For The Year Ending December 31, 2008
Balance of recurring Level 3 assets as of January 1, 2008	$32,329,392	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	20,742,964	(2,877,879)
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	—	12,000,000
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2008	$53,072,356	$9,122,121

During 2008, there were no transfers in or out of Level 3.

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

The Frontier Fund Trading Companies

Notes to Financial Statements—(Continued)

As of December 31, 2009, and December 31, 2008

Frontier Trading Company VIII, LLC has entered into various swaps with one or more swap counterparties. The swaps earn returns similar to returns of the Reuters/Jefferies CRB Index (the “RJ/CRB Index”), and the Jefferies Commodity Performance Index (the “JCPI”).

The Trading Companies have invested in the following Swaps as of December 31, 2009.

	Option Basket Frontier Trading Company X, LLC	Option Basket Frontier Trading Company XII, LLC	Option Basket Frontier Trading Company XI, LLC	Option Basket Frontier Trading Company I LLC
Series:	Diversified	Dynamic	Masters	Balanced
Counterparty	Company D	Company E	Company F	Company A
Notional Amount	$22,760,455	$25,875,001	$15,927,157	$129,084,678
Termination Date	6/6/2014	6/6/2014	6/6/2014	11/21/2014
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Unrealized Gain/(Loss)	($1,707,778)	($2,247,497)	($1,864,032)	($12,051,082)

Fair Value 12/31/2009	$8,550,639	$10,027,253	$15,972,157	$41,020,535

	Option Basket Frontier Trading Company III LLC	Reuters/Jefferies Frontier Trading Company VIII, LLC	Jefferies Commodity Frontier Trading Company VIII, LLC
Series:	Currency	Long/Only	Long/Only
Counterparty	Company B	Company C	Company C
Notional Amount	$15,426,942	$2,300,000	$2,300,000
Termination Date	7/26/13	2/26/2010	2/26/2010
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$420,073	$463,827

Unrealized Gain/(Loss)	($4,129,164)	$0	$0

Fair Value 12/31/2009	$4,992,959	$278,645	$305,745

The Trading Companies have invested in the following Swaps as of December 31, 2008:

	Option Basket Frontier Trading Company I LLC	Option Basket Frontier Trading Company III LLC	Reuters/Jefferies Frontier Trading Company VIII, LLC	Jefferies Commodity Frontier Trading Company VIII, LLC
Series:	Balanced	Currency	Long/Only	Long/Only
Counterparty	Company A	Company B	Company C	Company C
Notional Amount	$101,715,457	$25,015,994	$2,200,000	$2,200,000
Termination Date	11/6/2012	1/26/2013	2/27/2009	2/27/2009
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	($1,371,769)	($1,312,318)

Unrealized Gain/(Loss)	$20,742,953	($2,877,879)	$0	$0

Fair Value as of 12/31/2008	$53,072,356	$9,122,121	$430,720	$405,834

The Frontier Fund Trading Companies

Notes to Financial Statements—(Continued)

As of December 31, 2009, and December 31, 2008

5. Financial Highlights

The following information presents the financial highlights of the Trading Companies for the years ended December 31, 2009, 2008 and 2007.

	For the Years Ended December 31, 2009, 2008 and 2007
	Frontier Trading Company I LLC			Frontier Trading Company II LLC			Frontier Trading Company III LLC
	12/31/2009	12/31/2008	12/31/2007	12/31/2009	12/31/2008	12/31/2007	12/31/2009	12/31/2008	12/31/2007
Net Investment Gain(4)	-0.03%	0.91%	3.27%	0.10%	2.40%	4.57%	0.01%	1.70%	5.13%
Total Return(5)	-6.36%	124.05%	-13.81%	-73.23%	265.68%	244.46%	-43.89%	24.52%	-1.13%

	Frontier Trading Company V LLC			Frontier Trading Company VI LLC			Frontier Trading Company VII, LLC
	12/31/2009	12/31/2008	12/31/2007	12/31/2009	12/31/2008	12/31/2007	12/31/2009	12/31/2008	12/31/2007
Net Investment Gain(4)	0.06%	2.23%	5.36%	0.14%	1.80%	2.26%	0.02%	2.22%	3.23%
Total Return(5)	24.08%	190.02%	52.24%	-16.71%	4.77%	-38.78%	408.19%	96.66%	-167.03%

	Frontier Trading Company VIII, LLC			Frontier Trading Company IX, LLC			Frontier Trading Company X, LLC(1)
	12/31/2009	12/31/2008	12/31/2007	12/31/2009	12/31/2008	12/31/2007	12/31/2009	12/31/2008	12/31/2007
Net Investment Gain(4)	0.15%	2.16%	5.31%	0.35%	2.45%	4.71%	0.00%	n/a	n/a
Total Return(5)	327.66%	-101.56%	234.06%	-58.00%	301.40%	32.30%	-33.17%	n/a	n/a

	Frontier Trading Company XI, LLC(1)			Frontier Trading Company XII, LLC(1)			Beach Horizon Trading Company – Horizon Program, LLC(2)
	12/31/2009	12/31/2008	12/31/2007	12/31/2009	12/31/2008	12/31/2007	12/31/2009	12/31/2008	12/31/2007
Net Investment Gain(4)	0.00%	n/a	n/a	0.00%	n/a	n/a	0.00%	n/a	n/a
Total Return(5)	-24.56%	n/a	n/a	-31.23%	n/a	n/a	39.04%	n/a	n/a

	Frontier Trading Company XIV, LLC(3)			Frontier Trading Company XV, LLC(3)
	12/31/2009	12/31/2008	12/31/2007	12/31/2009	12/31/2008	12/31/2007
Net Investment Gain(4)	-0.08%	n/a	n/a	-0.03%	n/a	n/a
Total Return(5)	-6.50%	n/a	n/a	-13.34%	n/a	n/a

(1)	Trading Companies X, XI and XII commenced trading operations on June 10, 2009.
(2)	Beach Horizon Trading Company – Horizon Program, LLC commenced trading operations on June 15, 2009.
(3)	Trading Companies XIV and XV commenced trading operations on June 19, 2009.
(4)	Ratio of net investment gain to average members’ equity, annualized. Net investment gain is “Interest-net”, only, as there are no expenses included with the Trading Companies.
(5)	Total returns have not been annualized.

The Frontier Fund Trading Companies

Notes to Financial Statements—(Continued)

As of December 31, 2009, and December 31, 2008

6. Derivative Instruments and Hedging Activities

The Trading Companies’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trading Companies do not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trading Companies’ derivatives by instrument types as of December 31, 2009 and December 31, 2008 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trading Companies’ positions in swap contracts.

For the year ended December 31, 2009, the monthly average of futures contracts bought for the Trading Companies was approximately 122,000 and sold for the Trading Companies was approximately 117,500. The following table summarizes the trading revenue for the year ended December 31, 2009 approximately by contract:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2009(2)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company III LLC	Frontier Trading Company V LLC
Metals	$3,475,246	$1,588,047	$—	$1,200,986
Currencies	3,170,040	(1,610,472)	(178,745)	944,497
Energies	286,142	(2,342,983)	—	(2,622,786)
Agriculturals	62,398	(1,956,080)	—	(1,044,572)
Interest rates	(741,506)	1,485,612	—	(3,820,092)
Stock indices	2,463,165	(887,285)	—	9,578,269
Realized trading income/(loss)(2)	$8,715,485	$(3,723,161)	$(178,745)	$4,236,302

Type of contract	Frontier Trading Company VI LLC	Frontier Trading Company VII, LLC	Frontier Trading Company IX, LLC	Beach Horizon Trading Company – Horizon Program, LLC
Metals	$3,441,595	$19,615,278	$(88,155)	$3,142,777
Currencies	(169,551)	3,599,861	(192,123)	(443,885)
Energies	(1,689,573)	20,547,042	162,890	(1,017,693)
Agriculturals	(517,887)	9,409,345	(311,339)	(1,719,906)
Interest rates	78,737	2,539,200	(47,574)	1,167,187
Stock indices	(1,354,053)	4,578,201	(578,678)	(669,543)
Realized trading income/(loss)(2)	$(210,732)	$60,288,927	$(1,054,979)	$458,937

Type of contract	Frontier Trading Company XIV, LLC	Frontier Trading Company XV, LLC
Metals	$(2,942,602)	$(6,201,505)
Currencies	(1,728,629)	1,315,935
Energies	4,484,267	4,063,077
Agriculturals	(2,238,895)	12,396,090
Interest rates	2,574,598	(183,030)
Stock indices	2,772,166	2,728,681
Realized trading income/(loss)(2)	$2,920,905	$14,119,248

(2)	In the Statements of Operations under Net realized gain/(loss) on futures and forwards.

The Frontier Fund Trading Companies

Notes to Financial Statements—(Continued)

As of December 31, 2009, and December 31, 2008

Unrealized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2009(1)

Type of contract	Frontier Trading Company I, LLC	Frontier Trading Company II, LLC	Frontier Trading Company III, LLC	Frontier Trading Company V, LLC
Metals	$1,800,573	$1,956,286	$—	$648,562
Currencies	(555,213)	(1,242,233)	2,985	392,073
Energies	2,526,944	(1,974,744)	—	(3,175,210)
Agriculturals	1,886,477	(1,587,841)	—	(1,596,996)
Interest rates	252,323	1,853,851	—	(4,372,516)
Stock indices	(5,006,125)	(519,048)	—	9,025,847
Unrealized trading income/(loss)(2)	$904,979	$(1,513,729)	$2,985	$921,760

Type of contract	Frontier Trading Company VI, LLC	Frontier Trading Company VII, LLC	Frontier Trading Company IX, LLC	Beach Horizon Trading Company – Horizon Program, LLC
Metals	$551,242	$(15,338,074)	$(361,205)	$1,058,999
Currencies	(956,054)	(141,604)	(148,544)	33,463
Energies	4,730	1,796,390	(187,104)	304,177
Agriculturals	(889,051)	(15,751,965)	(129,226)	(720,468)
Interest rates	3,115,915	440,666	712,669	(481,812)
Stock indices	(2,703,947)	678,338	(51,776)	500,869
Unrealized trading income/(loss)(2)	$(877,165)	$(28,316,249)	$(165,186)	$695,228

Type of contract	Frontier Trading Company XIV, LLC	Frontier Trading Company XV, LLC
Metals	$2,005,875	$(26,324,601)
Currencies	237,027	3,668,493
Energies	(3,960,994)	2,228,338
Agriculturals	2,757,764	5,607,090
Interest rates	(4,088,349)	(244,110)
Stock indices	62,462	468,370
Unrealized trading income/(loss)(2)	$(2,986,215)	$(14,596,420)

(1)	In the Statements of Operations under net change in open trade equity

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

The Frontier Fund Trading Companies

Notes to Financial Statements—(Continued)

As of December 31, 2009, and December 31, 2008

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

8. Indemnifications

The Trading Companies have entered into agreements, which provide for the indemnification of futures clearing brokers, currency trading companies, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or bad faith. The Trading Companies have had no prior claims or payments pursuant to these agreements. The Trading Companies’ individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trading Companies that have not yet occurred. However, based on experience the Trading Companies expect the risk of loss to be remote.

9. Subsequent Events

The Trading Companies have evaluated the need to disclose events subsequent to the balance sheet date through the filing date of this 10-K and have the following events to report:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Frontier Fund
(Registrant)

Date: March 22, 2010	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Balanced Series,
a Series of The Frontier Fund
(Registrant)

Date: March 22, 2010	By:	/s/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton/Graham Series,
a Series of The Frontier Fund
(Registrant)

Date: March 22, 2010	By:	/s/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton Series,
a Series of The Frontier Fund
(Registrant)

Date: March 22, 2010	By:	/s/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Campbell/Graham/Tiverton Series,
a Series of The Frontier Fund
(Registrant)

Date: March 22, 2010	By:	/s/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Currency Series,
a Series of The Frontier Fund
(Registrant)

Date: March 22, 2010	By:	/s/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long Only Commodity Series,
a Series of The Frontier Fund
(Registrant)

Date: March 22, 2010	By:	/s/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Series,
a Series of The Frontier Fund
(Registrant)

Date: March 22, 2010	By:	/s/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Index Series,
a Series of The Frontier Fund
(Registrant)

Date: March 22, 2010	By:	/s/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Series,
a Series of The Frontier Fund
(Registrant)

Date: March 22, 2010	By:	/s/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Dynamic Series,
a Series of The Frontier Fund
(Registrant)

Date: March 22, 2010	By:	/s/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Series,
a Series of The Frontier Fund
(Registrant)

Date: March 22, 2010	By:	/s/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund