Form 10-Q
period 2010-03-31
FRONTIER FUND; BALANCED SERIES, a series of The Frontier Fund; WINTON/GRAHAM SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; CAMPBELL/GRAHAM/TIVERTON SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; LONG ONLY COMMODITY SERIES, a series of The Frontier Fund; FRONTIER LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; MANAGED FUTURES INDEX SERIES, a series of The Frontier Fund; FRONTIER DIVERSIFIED SERIES, a series of The Frontier Fund
filed 2010-05-13
CIK 1261379, 1389122, 1389123, 1389124, 1389125, 1389126, 1389127, 1389128, 1389129, 1450720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 1 2b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF MARCH 31, 2010, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

The Frontier Fund

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Frontier Fund

Statements of Financial Condition

March 31, 2010 and December 31, 2009

	Frontier Diversified Series (1)		Frontier Dynamic Series (1)		Frontier Long/Short Commodity Series (2)
	3/31/2010	12/31/2009	3/31/2010	12/31/2009	3/31/2010	12/31/2009
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS

Cash and cash equivalents	$8,948,596	$9,509,091	$1,825,959	$2,262,363	$1,820,252	$5,387,525
U.S. Treasury securities, at fair value	13,290,966	7,765,643	2,834,169	2,739,153	3,067,961	6,554,990
Custom time deposits	65,911,569	38,386,489	14,054,999	13,539,957	15,214,406	32,402,086
Receivable from futures commission merchants	1,313,431	—	—	—	—	23,781,708
Open trade equity	159,905	—	—	—	—	—
Swap contracts	8,298,263	8,550,639	9,946,597	10,027,253	—	—
Investments in unconsolidated trading companies	4,455,202	3,966,809	—	—	47,361,560	1,357,682
Prepaid service fees - Class 1	578,973	424,337	2,284	180	32,570	60,881
Interest receivable	59,502	107,790	12,688	38,020	13,735	90,985
Receivable from related parties	2,058	279,820	71	30	1,000	—
Other assets	7,684	—	2,320	—	4,752	—

Total Assets	$103,026,149	$68,990,618	$28,679,087	$28,606,956	$67,516,236	$69,635,857

LIABILITIES & CAPITAL

LIABILITIES
Inter-series payables	$10,859,630	$10,962,073	$27,546,908	$27,676,116	$—	$—
Open trade deficit	—	—	—	—	—	518,490
Pending owner additions	1,660,388	1,461,241	15,000	—	9,600	—
Owner redemptions payable	—	—	—	—	—	212
Incentive fees payable to Managing Owner	184,448	132,434	—	—	54,927	278,267
Management fees payable to Managing Owner	29,044	28,225	—	—	52,202	144,346
Interest payable to Managing Owner	13,780	12,179	3,609	4,048	4,145	9,939
Trading fees payable to Managing Owner	67,272	73,768	18,087	28,591	6,445	15,480
Trailing service fees payable to Managing Owner	1,188	607	—	—	42,018	63,507
Payables to related parties	—	—	—	—	89,726	35,524
Other liabilities	48	3,972	13	1,284	18	2,961

Total Liabilities	12,815,798	12,674,499	27,583,617	27,710,039	259,081	1,068,726

CAPITAL
Managing Owner Units - Class 1	26,260	26,621	24,918	25,142	—	—
Managing Owner Units - Class 1a	—	—	—	—	27,311	27,911
Managing Owner Units - Class 2	888,397	543,790	25,251	25,370	1,072,174	1,089,327
Managing Owner Units - Class 2a	—	—	—	—	27,688	28,183
Limited Owner Units - Class 1	53,909,771	32,933,919	699,068	581,113	38,910,666	45,759,225
Limited Owner Units - Class 1a	—	—	—	—	1,740,198	1,064,105
Limited Owner Units - Class 2	35,333,348	22,811,789	346,233	265,292	13,282,230	13,896,776
Limited Owner Units - Class 2a	—	—	—	—	1,333,880	848,349
Limited Owner Units - Class 3	—	—	—	—	10,863,008	6,140,056

Total Owners’ Capital	90,157,776	56,316,119	1,095,470	896,917	67,257,155	68,853,932

Non-Controlling Interests	52,575	—	—	—	—	(286,801)

Total Capital	90,210,351	56,316,119	1,095,470	896,917	67,257,155	68,567,131

Total Liabilities and Capital	$103,026,149	$68,990,618	$28,679,087	$28,606,956	$67,516,236	$69,635,857

Units Outstanding
Class 1	564,838	340,489	7,990	6,631	350,042	402,206
Class 1a	N/A	N/A	N/A	N/A	17,797	10,759
Class 2	373,960	238,874	4,046	3,151	114,391	117,544
Class 2a	N/A	N/A	N/A	N/A	13,523	8,553
Class 3	N/A	N/A	N/A	N/A	86,570	48,162

Net Asset Value per Unit
Class 1	$95.49	$96.80	$90.61	$91.43	$111.16	$113.77
Class 1a	N/A	N/A	N/A	N/A	$99.31	$101.49
Class 2	$96.86	$97.77	$91.82	$92.25	$125.49	$127.49
Class 2a	N/A	N/A	N/A	N/A	$100.68	$102.48
Class 3	N/A	N/A	N/A	N/A	$125.48	$127.49

(1)	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009
(2)	The Frontier Long/Short Commodity Class 3 Units began trading on May 29, 2009 and the Class 1a and 2a Units began trading on June 8, 2009.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Financial Condition

March 31, 2010 and December 31, 2009

	Frontier Masters Series (1)		Balanced Series (2)		Campbell/Graham/Tiverton Series
	3/31/2010	12/31/2009	3/31/2010	12/31/2009	3/31/2010	12/31/2009
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS

Cash and cash equivalents	$3,991,184	$5,976,679	$18,381,335	$24,729,568	$4,018,400	$5,851,963
U.S. Treasury securities, at fair value	6,462,251	3,383,444	29,087,972	31,833,998	6,718,537	7,367,693
Custom time deposits	32,047,113	16,724,760	144,250,904	157,359,203	33,318,069	36,419,374
Receivable from futures commission merchants	—	—	58,389,722	71,161,299	10,960,925	—
Open trade equity	—	—	13,875,669	10,933,646	741,959	—
Swap contracts	16,476,961	15,972,156	42,259,114	41,020,535	—	—
Investments in unconsolidated trading companies	1,802,062	1,282,798	4,792,969	303,102	15,320,530	30,057,520
Inter-series receivables	—	—	69,311,493	69,089,082	—	—
Prepaid service fees - Class 1	223,587	167,524	76,032	487,875	10,904	65,009
Interest receivable	28,931	46,963	130,224	441,867	30,078	102,266
Receivable from related parties	929	179,715	402,499	296,789	44,231	200
Other assets	4,146	—	4,448	—	—	—

Total Assets	$61,037,164	$43,734,039	$380,962,381	$407,656,964	$71,163,633	$79,864,025

LIABILITIES & CAPITAL

LIABILITIES
Inter-series payables	$18,309,159	$18,184,135	$—	$—	$—	$—
Pending owner additions	490,540	2,182,469	—	—	—	—
Owner redemptions payable	—	—	663,532	667,616	58,886	—
Incentive fees payable to Managing Owner	10,304	—	663,718	1,306,596	—	—
Management fees payable to Managing Owner	20,547	29,929	111,759	208,736	52,197	94,011
Interest payable to Managing Owner	7,560	6,094	145,650	74,715	35,030	58,113
Trading fees payable to Managing Owner	39,304	40,976	15,468	103,317	7,019	17,084
Trailing service fees payable to Managing Owner	1,830	1,313	265,569	85,599	62,478	86,041
Payables to related parties	3,000	—	—	270,000	193,636	245,936
Other liabilities	25	1,936	523	5,689	424	480

Total Liabilities	18,882,269	20,446,852	1,866,219	2,722,268	409,670	501,665

CAPITAL
Managing Owner Units - Class 1	26,044	25,977	—	—	—	—
Managing Owner Units - Class 1a	—	—	—	—	—	—
Managing Owner Units - Class 2	399,958	210,351	2,397,131	3,697,180	122,334	125,510
Managing Owner Units - Class 2a	—	—	145,431	145,517	—	—
Limited Owner Units - Class 1	22,211,436	14,697,353	277,807,329	286,024,307	65,562,540	69,447,366
Limited Owner Units - Class 1a	—	—	6,847,698	9,150,114	—	—
Limited Owner Units - Class 2	19,517,457	8,353,506	72,045,042	73,674,986	8,794,924	9,789,484
Limited Owner Units - Class 2a	—	—	3,070,605	3,153,049	—	—
Limited Owner Units - Class 3a	—	—	2,816,314	1,170,746	—	—

Total Owners’ Capital	42,154,895	23,287,187	365,129,550	377,015,899	74,479,798	79,362,360

Non-Controlling Interests	—	—	13,966,612	27,918,797	(3,725,835)	—

Total Capital	42,154,895	23,287,187	379,096,162	404,934,696	70,753,963	79,362,360

Total Liabilities and Captial	$61,037,164	$43,734,039	$380,962,381	$407,656,964	$71,163,633	$79,864,025

Units Outstanding
Class 1	234,808	155,864	2,358,181	2,412,953	647,562	663,631
Class 1a	N/A	N/A	65,430	86,734	N/A	N/A
Class 2	207,410	89,793	534,855	556,577	75,549	81,877
Class 2a	N/A	N/A	27,363	28,048	N/A	N/A
Class 3a	N/A	N/A	23,961	9,955	N/A	N/A

Net Asset Value per Unit
Class 1	$94.70	$94.46	$117.81	$118.54	$101.25	$104.65
Class 1a	N/A	N/A	$104.66	$105.50	N/A	N/A
Class 2	$96.03	$95.37	$139.18	$139.01	$118.03	$121.10
Class 2a	N/A	N/A	$117.53	$117.60	N/A	N/A
Class 3a	N/A	N/A	$117.54	$117.60	N/A	N/A

(1)	The Frontier Masters Series began trading operations on June 9, 2009
(2)	The Balanced Series Class 3a Units began trading operations on June 3, 2009

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Financial Condition

March 31, 2010 and December 31, 2009

	Currency Series		Long Only Commodity Series		Managed Futures Index Series
	3/31/2010	12/31/2009	3/31/2010	12/31/2009	3/31/2010	12/31/2009
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS

Cash and cash equivalents	$1,506,553	$2,043,698	$505,091	$691,771	$239,226	$332,007
U.S. Treasury securities, at fair value	2,264,361	2,514,501	560,516	571,339	293,685	417,851
Custom time deposits	11,229,250	12,429,474	2,779,671	2,824,195	1,456,422	2,065,485
Receivable from futures commission merchants	792,732	489,483	—	—	—	—
Open trade equity	64,940	19,464	—	—	—	—
Swap Contracts	5,463,318	4,992,959	405,105	584,391	—	—
Investments in unconsolidated trading companies	—	—	—	—	3,634,198	975,271
Prepaid service fees - Class 1	515	2,852	2	1,065	588	3,342
Interest receivable	10,137	34,902	2,509	7,930	1,315	5,800
Receivable from related parties	5	—	—	—	64	98
Other assets	912	—	551	—	—	—

Total Assets	$21,332,723	$22,527,333	$4,253,445	$4,680,691	$5,625,498	$3,799,854

LIABILITIES & CAPITAL

LIABILITIES
Inter-series payables	$12,595,796	$12,266,758	$—	$—	$—	$—
Management fees payable to Managing Owner	5,475	8,537	4,948	4,891	10,403	7,105
Interest payable to Managing Owner	11,484	14,271	1,889	1,913	953	1,405
Trading fees payable to Managing Owner	3,309	5,570	1,790	1,904	2,375	1,636
Trailing service fees payable to Managing Owner	11,520	13,629	5,460	5,301	2,248	2,083
Payables to related parties	55,089	10,004	1,033	152	6,408	14,235
Other liabilities	33	436	2	205	89	181

Total Liabilities	12,682,706	12,319,205	15,122	14,366	22,476	26,645

CAPITAL
Managing Owner Units - Class 2	71,733	574,384	128,732	133,513	2,212,196	259,205
Limited Owner Units - Class 1	7,792,672	7,934,382	3,339,646	3,711,581	1,734,680	1,831,435
Limited Owner Units - Class 2	785,612	1,699,362	769,945	821,231	1,656,146	1,682,569

Total Owners’ Capital	8,650,017	10,208,128	4,238,323	4,666,325	5,603,022	3,773,209

Non-Controlling Interests	—	—	—	—	—	—

Total Capital	8,650,017	10,208,128	4,238,323	4,666,325	5,603,022	3,773,209

Total Liabilities and Captial	$21,332,723	$22,527,333	$4,253,445	$4,680,691	$5,625,498	$3,799,854

Units Outstanding
Class 1	98,018	101,722	41,641	44,405	15,552	16,274
Class 2	9,141	24,894	10,322	10,574	32,024	16,011

Net Asset Value per Unit
Class 1	$79.50	$78.00	$80.20	$83.59	$111.54	$112.54
Class 2	$93.79	$91.34	$87.06	$90.30	$120.80	$121.28

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Financial Condition

March 31, 2010 and December 31, 2009

	Winton Series		Winton/Graham Series
	3/31/2010	12/31/2009	3/31/2010	12/31/2009
	(Unaudited)		(Unaudited)
ASSETS

Cash and cash equivalents	$4,203,035	$5,299,857	$4,276,964	$6,159,468
U.S. Treasury securities, at fair value	6,656,099	7,125,185	7,019,263	7,598,224
Custom time deposits	33,008,429	35,220,629	34,809,407	37,558,918
Receivable from futures commission merchants	—	—	14,859,715	13,010,250
Open trade equity	—	—	2,020,400	810,189
Investments in unconsolidated trading companies	15,713,090	11,033,691	2,722,660	2,889,071
Prepaid service fees - Class 1	—	—	12,940	105,448
Interest receivable	29,799	98,900	31,425	105,466
Receivable from related parties	—	—	420	470
Other assets	—	—	2,255	—

Total Assets	$59,610,452	$58,778,262	$65,755,449	$68,237,504

LIABILITIES & CAPITAL

LIABILITIES
Management fees payable to Managing Owner	$42,315	$63,259	$48,855	$79,384
Interest payable to Managing Owner	37,078	51,341	35,341	54,167
Trading fees payable to Managing Owner	6,816	13,271	7,118	12,080
Trailing service fees payable	60,209	74,866	47,858	52,712
Payables to related parties	44,321	172,556	40,570	3,800
Other liabilities	202	790	9,685	903

Total Liabilities	190,941	376,083	189,427	203,046

CAPITAL
Managing Owner Units - Class 1	206,087	—	—	—
Managing Owner Units - Class 2	48,940,862	455,282	55,101	54,990
Limited Owner Units - Class 1	10,272,562	48,198,317	46,333,536	48,168,395
Limited Owner Units - Class 2	—	9,748,580	12,207,216	12,467,488

Total Owners’ Capital	59,419,511	58,402,179	58,595,853	60,690,873

Non-Controlling Interests	—	—	6,970,169	7,343,585

Total Capital	59,419,511	58,402,179	65,566,022	68,034,458

Total Liabilities and Capital	$59,610,452	$58,778,262	$65,755,449	$68,237,504

Units Outstanding
Class 1	396,765	409,951	423,250	437,653
Class 2	76,202	78,429	95,316	97,534

Net Asset Value per Unit
Class 1	$123.35	$117.57	$109.47	$110.06
Class 2	$137.51	$130.10	$128.65	$128.39

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedule of Investments

March 31, 2010 (Unaudited)

		Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series		Frontier Masters Series
	Description	Value	% of Capital (Net Asset Value)	Value	% of Capital (Net Asset Value)	Value	% of Capital (Net Asset Value)	Value	% of Capital (Net Asset Value)

LONG FUTURES CONTRACTS *

	Various base metals futures contracts (U.S.)	$14,300	0.02%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	50,356	0.06%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	2,238	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	14,619	0.02%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	3,800	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	(7,227)	-0.01%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	(2,187)	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	7,938	0.01%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	(7,260)	-0.01%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	39,585	0.04%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (Europe)	4,485	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	28,150	0.03%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Far East)	(1,284)	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	288	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	11,691	0.01%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	2,234	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	405	0.00%	—	0.00%	—	0.00%	—	0.00%

	Total Long Futures Contracts	$162,131	0.17%	$—	0.00%	$—	0.00%	$—	0.00%

LONG OPTIONS *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS

	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	(81,341)	-0.09%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	10,919	0.01%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	(1,594)	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	3,702	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	55,863	0.06%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	(3,700)	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

	Total Short Futures Contracts	$(16,151)	-0.02%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT OPTIONS *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *		$13,925	0.02%	$—	0.00%	$—	0.00%	$—	0.00%

	Total Open Trade Equity	$159,905	0.17%	$—	0.00%	$—	0.00%	$—	0.00%

SWAPS (1)		$8,298,263	9.20%	$9,946,597	907.98%	$—	0.00%	$16,476,961	39.09%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value

$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	6,614,699	7.33%	1,410,520	128.76%	1,526,875	2.27%	3,216,158	7.63%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	6,676,267	7.40%	1,423,649	129.96%	1,541,086	2.29%	3,246,093	7.70%

		$13,290,966	14.73%	$2,834,169	258.72%	$3,067,961	4.56%	$6,462,251	15.33%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	6,199,162		1,321,911		1,430,956		3,014,118
	US Treasury Note 4.000% due 02/15/2015	6,233,130		1,329,154		1,438,797		3,030,634

		$12,432,292		$2,651,065		$2,869,753		$6,044,752

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	6,500,198		1,386,104		1,500,444		3,160,486
	US Treasury Note 4.000% due 02/15/2015	6,481,554		1,382,128		1,496,141		3,151,421

		$12,981,752		$2,768,232		$2,996,585		$6,311,907

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedule of Investments

March 31, 2010 (Unaudited)

		Balanced Series		Campbell/Graham/Tiverton Series		Currency Series		Long Only Series
	Description	Value	% of Capital (Net Asset Value)	Value	% of Capital (Net Asset Value)	Value	% of Capital (Net Asset Value)	Value	% of Capital (Net Asset Value)

LONG FUTURES CONTRACTS *

	Various base metals futures contracts (U.S.)	$147,346	0.04%	$4,325	0.01%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	6,734,074	1.78%	433,226	0.61%	—	0.00%	—	0.00%
	Copper @ London Metal Exchange (LME) Settling 12/15/2010 (Number of Contracts: 58)	4,715,950	1.24%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	116,074	0.03%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	10,774	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	203,494	0.05%	127,735	0.18%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	171,955	0.05%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	375,031	0.10%	(110,766)	-0.16%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	(17,933)	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	749,253	0.20%	160,204	0.23%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	45,218	0.01%	(31,592)	-0.04%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	297,143	0.08%	18,140	0.03%	—	0.00%	—	0.00%
	Various precious metals futures contracts (Europe)	70,730	0.02%	6,165	0.01%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	(559,987)	-0.15%	1,064	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	517,129	0.14%	(137)	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Far East)	(10,632)	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	259,351	0.07%	135,760	0.19%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	50,563	0.01%	50,182	0.07%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	148,722	0.04%	64,009	0.09%	—	0.00%	—	0.00%

	Total Long Futures Contracts	$14,024,255	3.71%	$858,315	1.22%	$—	0.00%	$—	0.00%

LONG OPTIONS *		(79,532)	-0.02%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *

	Various base metals futures contracts (U.S.)	$60,745	0.02%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	(2,380,581)	-0.63%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	2,227	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	183,223	0.05%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	70,549	0.02%	26,302	0.04%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	(28,965)	-0.01%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	(75,910)	-0.02%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	7,259	0.01%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	(71,190)	-0.02%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	136,499	0.04%	58,541	0.08%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	(143,490)	-0.04%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (Europe)	382	0.00%	(178,534)	-0.25%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	971,798	0.26%	65,609	0.09%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	134	0.00%	39	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	(451,208)	-0.12%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	143,297	0.04%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	103,823	0.03%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	(22,853)	-0.01%	(7,898)	-0.01%	—	0.00%	—	0.00%

	Total Short Futures Contracts	$(1,501,520)	-0.39%	$(28,682)	-0.04%	$—	0.00%	$—	0.00%

SHORT OPTIONS *		1,015,006	0.27%	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *		$417,460	0.11%	$(87,674)	-0.12%	$64,940	0.75%	$—	0.00%

	Total Open Trade Equity	$13,875,669	3.68%	$741,959	1.06%	$64,940	0.75%	$—	0.00%

SWAPS (1)		$42,259,114	11.15%	$—	0.00%	$5,463,318	63.16%	$405,105	9.56%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value

$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	14,476,615	3.82%	3,343,708	4.73%	1,126,936	13.03%	278,960	6.58%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	14,611,357	3.85%	3,374,829	4.77%	1,137,425	13.15%	281,556	6.64%

		$29,087,972	7.67%	$6,718,537	9.50%	$2,264,361	26.18%	$560,516	13.22%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	13,567,189		3,133,655		1,056,141		261,436
	US Treasury Note 4.000% due 02/15/2015	13,641,530		3,150,826		1,061,928		262,868

		$27,208,719		$6,284,481		$2,118,069		$524,304

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	14,226,022		3,285,827		1,107,428		274,131
	US Treasury Note 4.000% due 02/15/2015	14,185,219		3,276,403		1,104,252		273,345

		$28,411,241		$6,562,230		$2,211,680		$547,476

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to the Series based on net assets which include inter-Series investments.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedule of Investments

March 31, 2010 (Unaudited)

		Managed Futures Index Series		Winton Series		Winton/Graham Series
	Description	Value	% of Capital (Net Asset Value)	Value	% of Capital (Net Asset Value)	Value	% of Capital (Net Asset Value)

LONG FUTURES CONTRACTS

	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$52,238	0.08%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	132,824	0.20%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	8,109	0.01%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	4,918	0.01%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	330,615	0.50%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(20,996)	-0.03%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	234,898	0.36%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	14,044	0.02%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	66,490	0.10%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(10,507)	-0.02%
	Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	161,141	0.24%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	1,340	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	(118,949)	-0.18%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	118,338	0.18%

	Total Long Futures Contracts	$—	0.00%	$—	0.00%	$974,503	1.47%

LONG OPTIONS *		$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS

	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(1,950)	0.00%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(23,106)	-0.04%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	(891)	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	182,489	0.28%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	162,795	0.25%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(13,063)	-0.02%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	12,971	0.02%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	30,993	0.05%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	416,695	0.63%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	(3,868)	-0.01%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	(8,774)	-0.01%

	Total Short Futures Contracts	$—	0.00%	$—	0.00%	$754,291	1.15%

SHORT OPTIONS *		$—	0.00%	$—	0.00%		0.00%

CURRENCY FORWARDS *		$—	0.00%	$—	0.00%	$291,606	0.44%

	Total Open Trade Equity	$—	0.00%	$—	0.00%	$2,020,400	3.06%

SWAPS (1)		$—	0.00%	$—	0.00%	$—	0.00%

FACE VALUE		Fair Value		Fair Value		Fair Value

$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	146,162	2.61%	3,312,633	5.57%	3,493,374	5.33%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	147,523	2.63%	3,343,466	5.63%	3,525,889	5.38%

		$293,685	5.24%	$6,656,099	11.20%	$7,019,263	10.71%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	136,980		3,104,532		3,273,919
	US Treasury Note 4.000% due 02/15/2015	137,731		3,121,543		3,291,858

		$274,711		$6,226,075		$6,565,777

		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	143,632		3,255,291		3,285,827
	US Treasury Note 4.000% due 02/15/2015	143,220		3,245,954		3,276,403

		$286,852		$6,501,245		$6,562,230

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedule of Investments

December 31, 2009

		Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series		Frontier Masters Series
	Description	Value	% of Capital (Net Asset Value	Value	% of Capital (Net Asset Value)	Value	% of Capital (Net Asset Value)	Value	% of Capital (Net Asset Value)

LONG FUTURES CONTRACTS *

	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(156,407)	-0.23%	$—	0.00%
	Silver @ Comex Settling 5/1/2010 (Number of Contracts: 500)	—	0.00%	—	0.00%	1,090,000	1.59%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	1,150,643	1.68%	—	0.00%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(6,050)	-0.01%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	(39,963)	-0.06%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(2,068,184)	-3.02%	—	0.00%
	Crude Oil, Light Settling 3/1/2010 (Number of Contracts: 1,281)	—	0.00%	—	0.00%	3,305,111	4.82%	—	0.00%
	Natural Gas Settling 5/1/2010 (Number of Contracts: 699)	—	0.00%	—	0.00%	(1,204,616)	-1.76%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	23,935	0.03%	—	0.00%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(159,796)	-0.23%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	(228,947)	-0.33%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	52,229	0.08%	—	0.00%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	(269,865)	-0.39%	—	0.00%
	Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	15	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	495,577	0.72%	—	0.00%
	Coffee @ CSCE Settling 12/1/2010 (Number of Contracts: 2,014)	—	0.00%	—	0.00%	(5,962,294)	-8.70%	—	0.00%
	Coffee @ CSCE Settling 9/1/2010 (Number of Contracts: 1,703)	—	0.00%	—	0.00%	(6,875,963)	-10.03%	—	0.00%
	Various soft futures contracts (Far East)	—	0.00%	—	0.00%	8,290	0.01%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	5,313	0.01%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	111,835	0.16%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%		0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	(7,766)	-0.01%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

	Total Long Futures Contracts	$—	0.00%	$—	0.00%	$(10,736,903)	-15.66%	$—	0.00%

LONG OPTIONS *		$—	0.00%	$—	0.00%	$(205,075)	-0.30%	$—	0.00%

SHORT FUTURES CONTRACTS

	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(13,613)	-0.02%	$—	0.00%
	Silver @ Comex Settling 3/1/2010 (Number of Contracts: 500)	—	0.00%	—	0.00%	(1,075,000)	-1.57%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(799,966)	-1.17%	—	0.00%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	5,488	0.01%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	10,638	0.02%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	21,703	0.03%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	694,557	1.01%	—	0.00%
	Crude Oil, Light Settling 2/1/2010 (Number of Contracts: 650)	—	0.00%	—	0.00%	(1,812,713)	-2.64%	—	0.00%
	Crude Oil, Light Settling 4/1/2010 (Number of Contracts: 613)	—	0.00%	—	0.00%	(1,370,558)	-2.00%	—	0.00%
	Natural Gas Settling 4/1/2010 (number of Contracts: 747)	—	0.00%	—	0.00%	1,627,470	2.37%	—	0.00%
	Natural Gas Settling 5/1/2010 (number of Contracts: 1,387)	—	0.00%	—	0.00%	941,441	1.37%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	(69,230)	-0.10%	—	0.00%
	Various interest rates futures contracts (US)	—	0.00%	—	0.00%	361,042	0.53%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(1,126,898)	-1.64%	—	0.00%
	Coffee @ CSCE Settling 3/1/2010 (Number of Contracts: 2,562)	—	0.00%	—	0.00%	7,791,994	11.36%	—	0.00%
	Coffee @ CSCE Settling 5/1/2010 (Number of Contracts: 456)	—	0.00%	—	0.00%	2,061,450	3.01%	—	0.00%
	Coffee @ CSCE Settling 7/1/2010 (Number of Contracts: 718)	—	0.00%	—	0.00%	3,021,281	4.41%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	5,063	0.01%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(16,665)	-0.02%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	(1,461)	0.00%	—	0.00%

	Total Short Futures Contracts	$—	0.00%	$—	0.00%	$10,256,023	14.96%	$—	0.00%

SHORT OPTIONS *		$—	0.00%	$—	0.00%	$167,465	0.24%	$—	0.00%

CURRENCY FORWARDS *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

	Total Open Trade Equity	$—	0.00%	$—	0.00%	$(518,490)	-0.76%	$—	0.00%

SWAPS (1)		$8,550,639	15.18%	$10,027,253	1117.97%	$—	0.00%	$15,972,156	68.59%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value

$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	3,875,920	6.88%	1,367,142	152.43%	3,271,669	4.77%	1,688,715	7.25%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	3,889,723	6.91%	1,372,011	152.97%	3,283,321	4.79%	1,694,729	7.28%

		$7,765,643	13.79%	$2,739,153	305.40%	$6,554,990	9.56%	$3,383,444	14.53%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	3,639,895		1,283,890		3,072,440		1,585,880
	US Treasury Note 4.000% due 02/15/2015	3,659,840		1,290,925		3,089,276		1,594,570

		$7,299,735		$2,574,815		$6,161,716		$3,180,450

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	3,801,984		1,341,063		3,209,260		1,656,502
	US Treasury Note 4.000% due 02/15/2015	3,791,079		1,337,216		3,200,055		1,651,750

		$7,593,063		$2,678,279		$6,409,315		$3,308,252

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedule of Investments

December 31, 2009

		Balanced Series		Campbell/Graham/Tiverton Series		Currency Series		Long Only Series
	Description	Value	% of Capital (Net Asset Value	Value	% of Capital (Net Asset Value	Value	% of Capital (Net Asset Value	Value	% of Capital (Net Asset Value)

LONG FUTURES CONTRACTS *

	Various base metals futures contracts (U.S.)	$(102,978)	-0.03%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	22,207,995	5.48%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	81,706	0.02%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	(97,838)	-0.02%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	32,904	0.01%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	572,173	0.14%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	155,870	0.04%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	(794,718)	-0.20%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	(31,250)	-0.01%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	(477,750)	-0.12%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	24,871	0.01%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	(209,115)	-0.05%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (Europe)	19,570	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	913,853	0.23%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Far East)	389,458	0.10%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	4,769	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	1,067,750	0.26%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	241,919	0.06%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	183,153	0.05%	—	0.00%	—	0.00%	—	0.00%

	Total Long Futures Contracts	$24,182,342	5.97%	$—	0.00%	$—	0.00%	$—	0.00%

LONG OPTIONS *		$(1,304,319)	-0.32%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *

	Various base metals futures contracts (U.S.)	$(170,634)	-0.04%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	5,803,306	1.43%	—	0.00%	—	0.00%	—	0.00%
	Copper @ LME Settling 3/17/2010 (Number of Contracts: 744)	(14,032,634)	-3.47%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (US)	(41,610)	-0.01%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	934,027	0.23%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	(798,293)	-0.20%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	(203,350)	-0.05%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	553,520	0.14%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	(3,329)	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	1,038,814	0.26%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	59,775	0.01%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	3,503,876	0.87%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (Europe)	(4,850,464)	-1.20%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	68,903	0.02%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	(568,685)	-0.14%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	5,095	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	(11,061)	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	(282,798)	-0.07%	—	0.00%	—	0.00%	—	0.00%

	Total Short Futures Contracts	$(8,995,542)	-2.22%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT OPTIONS *		$(394,585)	-0.10%	$—	0.00%	$201	0.00%	$—	0.00%

CURRENCY FORWARDS *		$(2,554,250)	-0.63%	$—	0.00%	$19,263	0.19%	$—	0.00%

	Total Open Trade Equity	$10,933,646	2.70%	$—	0.00%	$19,464	0.19%	$—	0.00%

SWAPS (1)		$41,020,535	10.13%	$—	0.00%	$4,992,959	48.91%	$584,391	12.52%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value

$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	15,888,706	3.92%	3,677,298	4.63%	1,255,016	12.29%	285,162	6.11%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	15,945,292	3.94%	3,690,395	4.65%	1,259,485	12.34%	286,177	6.13%

		$31,833,998	7.86%	$7,367,693	9.28%	$2,514,501	24.63%	$571,339	12.24%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	14,921,160		3,453,369		1,178,591		267,797
	US Treasury Note 4.000% due 02/15/2015	15,002,920		3,472,291		1,185,049		269,264

		$29,924,080		$6,925,660		$2,363,640		$537,061

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	15,585,618		3,607,152		1,231,075		279,722
	US Treasury Note 4.000% due 02/15/2015	15,540,915		3,596,805		1,227,544		278,920

		$31,126,533		$7,203,957		$2,458,619		$558,642

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedule of Investments

December 31, 2009

		Managed Futures Index Series		Winton Series		Winton/Graham Series
	Description	Value	% of Capital (Net Asset Value	Value	% of Capital (Net Asset Value)	Value	% of Capital (Net Asset Value)

LONG FUTURES CONTRACTS

	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$1,403	0.00%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	1,132,371	1.66%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(60)	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	(49,882)	-0.07%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	78,236	0.11%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	46,060	0.07%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(738)	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	(22,874)	-0.03%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	(404,032)	-0.59%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	9,295	0.01%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	(62,250)	-0.09%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	213,979	0.31%
	Various soft futures contracts (Far East)	—	0.00%	—	0.00%	39,774	0.06%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(52,431)	-0.08%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	17,967	0.03%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	17,477	0.03%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	94,269	0.14%

	Total Long Futures Contracts	$—	0.00%	$—	0.00%	$1,058,564	1.56%

LONG OPTIONS *		$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS

	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$7,800	0.01%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(508,727)	-0.75%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	4,708	0.01%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	(1,907)	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	(3,276)	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	18,764	0.03%
	Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	35,289	0.05%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	16,048	0.02%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(2,250)	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%

	Total Short Futures Contracts	$—	0.00%	$—	0.00%	$(433,551)	-0.64%

SHORT OPTIONS *		$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *		$—	0.00%	$—	0.00%	$185,176	0.27%

	Total Open Trade Equity	$—	0.00%	$—	0.00%	$810,189	1.19%

SWAPS (1)		$—	0.00%	$—	0.00%	$—	0.00%

FACE VALUE		Fair Value		Fair Value		Fair Value

$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	208,554	5.53%	3,556,260	6.09%	3,792,359	5.57%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039 (2)	209,297	5.55%	3,568,925	6.11%	3,805,865	5.59%

		$417,851	11.08%	$7,125,185	12.20%	$7,598,224	11.16%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	195,854		3,339,701		3,561,423
	US Treasury Note 4.000% due 02/15/2015	196,927		3,358,001		3,580,937

		$392,781		$6,697,702		$7,142,360

		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	204,576		3,488,422		3,720,017
	US Treasury Note 4.000% due 02/15/2015	203,989		3,478,416		3,709,347

		$408,565		$6,966,838		$7,429,364

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2010 and 2009

	Frontier Diversified Series (1)		Frontier Dynamic Series (1)		Frontier Long/Short Commodity Series (2)
	(Unaudited)		(Unaudited)		(Unaudited)
	3/31/2010	3/31/2009	3/31/2010	3/31/2009	3/31/2010	3/31/2009

Investment Income:
Interest - net	$411,248	$—	$113,354	$—	$209,285	$367,274

Total Income	411,248	—	113,354	—	209,285	367,274

Expenses:
Incentive Fees	186,224	—	—	—	78,102	675,735
Management Fees	162,653	—	—	—	788,322	612,333
Service Fees - Class 1	238,169	—	20,650	—	322,150	350,260
Trading Fees	440,692	—	166,373	—	92,890	88,283

Total Expenses	1,027,738	—	187,023	—	1,281,464	1,726,611

Investment gain/(loss) - net	(616,490)	—	(73,669)	—	(1,072,179)	(1,359,337)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	228,379	—	—	—	(24,029,653)	(4,491,202)
Net change in open trade equity	(296,899)	—	—	—	18,487,270	15,790,632
Net unrealized gain/(loss) on swap contracts	(252,378)	—	(80,656)	—	—	—
Net unrealized gain/(loss) on U.S. Treasury Securities	40,511	—	17,531	—	55,320	(111,792)
Trading commissions	(7,379)	—	—	—	(444,193)	(388,487)
Net change in inter-series payables	102,443	—	129,208	—	—	—
Equity in earnings/(loss) from unconsolidated trading companies	536,753	—	—	—	2,685,078	—

Net gain/(loss) on investments	351,430	—	66,083	—	(3,246,178)	10,799,151

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(265,060)	$—	$(7,586)	$—	$(4,318,357)	$9,439,814

Less: Operations attributable to Non-controlling interests	3,341	—	—	—	(2,913,121)	7,195,521

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(268,401)	$—	$(7,586)	$—	$(1,405,236)	$2,244,293

NET INCOME/(LOSS) PER UNIT
Class 1	$(1.31)	N/A	$(0.82)	N/A	$(2.61)	$3.75
Class 1a	N/A	N/A	N/A	N/A	$(2.18)	N/A
Class 2	$(0.91)	N/A	$(0.43)	N/A	$(2.00)	$4.92
Class 2a	N/A	N/A	N/A	N/A	$(1.80)	N/A
Class 3	N/A	N/A	N/A	N/A	$(2.01)	N/A

(1)	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009
(2)	Frontier Long/Short Commodity Series Class 3 Units began trading on May 29, 2009 and Class 1a and 2a Units began trading on June 8, 2009

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2010 and 2009

	Frontier Masters Series (1)		Balanced Series (2)		Campbell/Graham/Tiverton Series
	(Unaudited)		(Unaudited)		(Unaudited)
	3/31/2010	3/31/2009	3/31/2010	3/31/2009	3/31/2010	3/31/2009
Investment Income:
Interest - net	$210,672	$—	$205,160	$99,001	$(1,116)	$144,150

Total Income	210,672	—	205,160	99,001	(1,116)	144,150

Expenses:
Incentive Fees	—	—	953,481	2,116,645	—	(2,140)
Management Fees	202,282	—	357,992	396,634	581,891	565,467
Service Fees - Class 1	109,428	—	2,103,922	2,071,543	491,969	525,404
Trading Fees	299,172	—	420,281	542,600	92,520	113,272

Total Expenses	610,882	—	3,835,676	5,127,422	1,166,380	1,202,003

Investment gain/(loss) - net	(400,210)	—	(3,630,516)	(5,028,421)	(1,167,496)	(1,057,853)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	—	—	(2,506,318)	12,416,600	161,369	(647,824)
Net change in open trade equity	—	—	(3,314,706)	(12,470,529)	483,809	(186,103)
Net unrealized gain/(loss) on swap contracts	439,498	—	1,238,580	(682,685)	—	—
Net unrealized gain/(loss) on U.S. Treasury Securities	13,931	—	203,977	(615,021)	53,177	(156,440)
Trading commissions	—	—	(690,898)	(256,770)	(6,528)	(73,854)
Net change in inter-series receivables	—	—	222,412	(745,512)	—	—
Net change in inter-series payables	(125,024)	—	—	—	—	—
Equity in earnings/(loss) from unconsolidated trading companies	519,264	—	4,581,509	6,910,179	(1,869,295)	(517,237)

Net gain/(loss) on investments	847,669	—	(265,444)	4,556,262	(1,177,468)	(1,581,458)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$447,459	$—	$(3,895,960)	$(472,159)	$(2,344,964)	$(2,639,311)

Less: Operations attributable to Non-controlling interests	—	—	(1,886,626)	(719,247)	177,897	(555,054)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$447,459	$—	$(2,009,334)	$247,088	$(2,522,861)	$(2,084,257)

NET INCOME/(LOSS) PER UNIT
Class 1	$0.24	N/A	$(0.73)	$0.04	$(3.40)	$(2.91)
Class 1a	N/A	N/A	$(0.84)	$(0.23)	N/A	N/A
Class 2	$0.66	N/A	$0.17	$1.10	$(3.07)	$(2.37)
Class 2a	N/A	N/A	$(0.07)	$0.65	N/A	N/A
Class 3a	N/A	N/A	$(0.06)	N/A	N/A	N/A

(1)	The Frontier Masters Series began trading operations on June 9, 2009
(2)	The Balanced Series Class 3 Units began trading on June 3, 2009

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2010 and 2009

	Currency Series		Long Only Commodity Series		Managed Futures Index Series
	(Unaudited)		(Unaudited)		(Unaudited)
	3/31/2010	3/31/2009	3/31/2010	3/31/2009	3/31/2010	3/31/2009
Investment Income:
Interest - net	$37,458	$18,768	$23,024	$18,837	$10,876	$14,579

Total Income	37,458	18,768	23,024	18,837	10,876	14,579

Expenses:
Management Fees	40,076	42,024	14,222	11,995	26,254	16,985
Service Fees - Class 1	58,039	84,714	17,184	15,386	8,781	10,412
Trading Fees	25,893	44,207	5,331	4,851	6,034	4,246

Total Expenses	124,008	170,945	36,737	32,232	41,069	31,643

Investment gain/(loss) - net	(86,550)	(152,177)	(13,713)	(13,395)	(30,193)	(17,064)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	53,107	35,441	—	—	—	—
Net realized gain/(loss) on swap contracts	—	—	(173,729)	(226,246)	—	—
Net change in open trade equity	45,474	(150,507)	—	—	—	—
Net unrealized gain/(loss) on swap contracts	470,359	(1,247,364)	—	—	—	—
Net unrealized gain/(loss) on U.S. Treasury Securities	17,325	(57,479)	3,896	(6,742)	2,804	(6,689)
Net change in inter-series payables	(329,038)	745,512			—	—
Equity in earnings/(loss) from unconsolidated trading companies	—	—			(42,112)	(202,010)

Net gain/(loss) on investments	257,227	(674,397)	(169,833)	(232,988)	(39,308)	(208,699)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$170,677	$(826,574)	$(183,546)	$(246,383)	$(69,501)	$(225,763)

NET INCOME/(LOSS) PER UNIT
Class 1	$1.50	$(5.56)	$(3.39)	$(4.27)	$(1.00)	$(8.50)
Class 2	$2.45	$(5.55)	$(3.24)	$(4.18)	$(0.48)	$(8.37)

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2010 and 2009

	Winton Series		Winton/Graham Series
	(Unaudited)		(Unaudited)
	3/31/2010	3/31/2009	3/31/2010	3/31/2009

Investment Income:
Interest - net	$28,507	$204,074	$82,233	$99,515

Total Income	28,507	204,074	82,233	99,515

Expenses:
Incentive Fees	—	(21,347)	—	(5,804)
Management Fees	376,880	390,305	466,582	277,272
Service Fees - Class 1	352,366	450,660	338,601	298,184
Trading Fees	70,214	97,591	70,617	55,514

Total Expenses	799,460	917,209	875,800	625,166

Investment gain/(loss) - net	(770,953)	(713,135)	(793,567)	(525,651)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	—	1,156,575	(3,421,744)	—
Net change in open trade equity	—	(2,377,832)	1,210,211	—
Net unrealized gain/(loss) on U.S. Treasury Securities	51,806	(150,984)	50,683	(100,294)
Trading commissions	—	(21,271)	(130,261)	—
Equity in earnings/(loss) from unconsolidated trading companies	3,579,444	—	1,833,589	(824,616)

Net gain/(loss) on investments	3,631,250	(1,393,512)	(457,522)	(924,910)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$2,860,297	$(2,106,647)	$(1,251,089)	$(1,450,561)

Less: Operations attributable to Non-controlling interests	—	(554,904)	(973,416)	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$2,860,297	$(1,551,743)	$(277,673)	$(1,450,561)

NET INCOME/(LOSS) PER UNIT
Class 1	$5.78	$(2.98)	$(0.59)	$(6.12)
Class 2	$7.41	$(2.18)	$0.26	$(3.10)

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2010

	Frontier Diversified Series (1)						Frontier Dynamic Series (1)
	(Unaudited)						(Unaudited)
	Class 1	Class 1	Class 2	Class 2	Non-Controlling Interests	Total	Class 1	Class 1	Class 2	Class 2	Total
	Managing Owner	Limited Owners	Managing Owner	Limited Owners			Managing Owner	Limited Owners	Managing Owner	Limited Owners

Capital (Net Asset Value), December 31, 2009	$26,621	$32,933,919	$543,790	$22,811,789	$—	$56,316,119	$25,142	$581,113	$25,370	$265,292	$896,917

Sale of Units	—	21,396,967	345,000	12,827,650	—	34,569,617	—	180,700	—	81,667	262,367
Redemption of Units	—	(308,919)	—	(150,640)	—	(459,559)	—	(56,228)	—	—	(56,228)
Change in control of ownership - Trading Companies	—	—	—	—	49,234	49,234	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—
Operations attributable to Non-controlling interests	—	—	—	—	3,341	3,341	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations	(361)	(112,196)	(393)	(155,451)	—	(268,401)	(224)	(6,517)	(119)	(726)	(7,586)

Capital (Net Asset Value), March 31, 2010	$26,260	$53,909,771	$888,397	$35,333,348	$52,575	$90,210,351	$24,918	$699,068	$25,251	$346,233	$1,095,470

Capital - Units, December 31, 2009	275	340,214	5,562	233,312	—	579,363	275	6,356	275	2,876	9,782

Sale of Units	—	227,630	3,610	133,057	—	364,297	—	1,981	—	895	2,876
Redemption of Units	—	(3,281)	—	(1,581)	—	(4,862)	—	(622)	—	—	(622)

Capital - Units, March 31, 2010	275	564,563	9,172	364,788	—	938,798	275	7,715	275	3,771	12,036

		(2)		(2)				(2)		(2)
Net asset value per unit at December 31, 2009 or start of operations		$96.80		$97.77				$91.43		$92.25

Change in net asset value per unit for three months ended March 31, 2010		(1.31)		(0.91)				(0.82)		(0.43)

Net asset value per unit at March 31, 2010		$95.49		$96.86				$90.61		$91.82

(1)	The Frontier Diversified Series and Dynamic Series began trading operations on June 9, 2009
(2)	Values are for both Managing Owners and Limited Owners

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2010

	Frontier Long/Short Commodity Series
	(Unaudited)
	Class 1	Class 2		Class 3 (1)	Class 1a (2)	Class 1a (2)	Class 2a (2)	Class 2a (2)	Non-Controlling Interests	Total
	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners

Capital (Net Asset Value), December 31, 2009	$45,759,225	$1,089,327	$13,896,776	$6,140,056	$27,911	$1,064,105	$28,183	$848,349	$(286,801)	$68,567,131

Sale of Units	33,460	—	—	4,961,732	—	697,792	—	488,729	—	6,181,713
Redemption of Units	(5,735,673)	—	(390,579)	(239,501)	—	(7,501)	—	—	—	(6,373,254)
Change in control of ownership - Trading Companies		—	—	—	—	—	—	—	3,199,922	3,199,922
Contributions	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—
Operations attributable to Non-controlling interests	—	—	—	—	—	—	—	—	(2,913,121)	(2,913,121)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(1,146,346)	(17,153)	(223,967)	721	(600)	(14,198)	(495)	(3,198)	—	(1,405,236)

Capital (Net Asset Value), March 31, 2010	$38,910,666	$1,072,174	$13,282,230	$10,863,008	$27,311	$1,740,198	$27,688	$1,333,880	$—	$67,257,155

Capital - Units, December 31, 2009	402,206	8,544	109,000	48,162	275	10,484	275	8,278	—	587,224

Sale of Units	301	—	—	40,340	—	7,114	—	4,970	—	52,725
Redemption of Units	(52,465)	—	(3,153)	(1,932)	—	(76)	—	—	—	(57,626)

Capital - Units, March 31, 2010	350,042	8,544	105,847	86,570	275	17,522	275	13,248	—	582,323

			(3)			(3)		(3)

Net asset value per unit at December 31, 2009 or start of operations	$113.77		$127.49	$127.49		$101.49		$102.48

Change in net asset value per unit for three months ended March 31, 2010	(2.61)		(2.00)	(2.01)		(2.18)		(1.80)

Net asset value per unit at March 31, 2010	$111.16		$125.49	$125.48		$99.31		$100.68

(1)	Long/Short Series Class 3 began trading operations on May 30, 2009
(2)	Long/Short Series Class 1a and 2a began trading operations on June 9, 2009
(3)	Values are for both Managing Owner and Limited Owners

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2010

	Frontier Masters Series (1)
	(Unaudited)
	Class 1	Class 1	Class 2	Class 2	Total
	Managing Owner	Limited Owners	Managing Owner	Limited Owners

Capital (Net Asset Value), December 31, 2009	$25,977	$14,697,353	$210,351	$8,353,506	$23,287,187

Sale of Units	—	7,376,112	185,000	11,067,613	18,628,725
Redemption of Units	—	(21,328)	—	(187,148)	(208,476)
Change in control of ownership - Trading Companies	—	—	—	—	—
Contributions	—	—	—	—	—
Distributions	—	—	—	—	—
Operations attributable to Non-controlling interests	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	67	159,299	4,607	283,486	447,459

Capital (Net Asset Value), March 31, 2010	$26,044	$22,211,436	$399,958	$19,517,457	$42,154,895

Capital - Units, December 31, 2009	275	155,589	2,206	87,587	245,657

Sale of Units	—	79,172	1,959	117,614	198,745
Redemption of Units	—	(228)	—	(1,956)	(2,184)

Capital - Units, March 31, 2010	275	234,533	4,165	203,245	442,218

		(3)		(3)
Net asset value per unit at December 31, 2009 or beginning of operations		$94.46		$95.37

Change in net asset value per unit for three months ended March 31, 2010		0.24		0.66

Net asset value per unit at March 31, 2010		$94.70		$96.03

	Balanced Series
	(Unaudited)
	Class 1	Class 1a	Class 2		Class 2a		Class 3a (2)	Non-Controlling Interests	Total
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners

Capital (Net Asset Value), December 31, 2009	$286,024,307	$9,150,114	$3,697,180	$73,674,986	$145,517	$3,153,049	$1,170,746	$27,918,797	$404,934,696

Sale of Units	176,783	15,991	—	7,265	—	—	1,712,203	—	1,912,242
Redemption of Units	(6,482,776)	(2,214,384)	(1,250,000)	(1,678,030)	—	(76,758)	(87,309)	—	(11,789,257)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	(12,065,559)	(12,065,559)
Contributions	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—
Operations attributable to Non-controlling interests	—	—	—	—	—	—	—	(1,886,626)	(1,886,626)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(1,910,985)	(104,023)	(50,049)	40,821	(86)	(5,686)	20,674	—	(2,009,334)

Capital (Net Asset Value), March 31, 2010	$277,807,329	$6,847,698	$2,397,131	$72,045,042	$145,431	$3,070,605	$2,816,314	$13,966,612	$379,096,162

Capital - Units, December 31, 2009	2,412,953	86,734	26,596	529,981	1,237	26,811	9,955	—	3,094,267

Sale of Units	1,534	155	—	52	—	—	14,755	—	16,496
Redemption of Units	(56,306)	(21,459)	(9,373)	(12,401)	—	(685)	(749)	—	(100,973)

Capital - Units, March 31, 2010	2,358,181	65,430	17,223	517,632	1,237	26,126	23,961	—	3,009,790

				(3)		(3)
Net asset value per unit at December 31, 2009 or beginning of operations	$118.54	$105.50		$139.01		$117.60	$117.60

Change in net asset value per unit for three months ended March 31, 2010	(0.73)	(0.84)		0.17		(0.07)	(0.06)

Net asset value per unit at March 31, 2010	$117.81	$104.66		$139.18		$117.53	$117.54

(1)	The Frontier Masters Series began trading operations on June 9, 2009
(2)	Balanced Series Class 3a began trading operations on June 4, 2009
(3)	Values are for both Managing Owner and Limited Owners

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2010

	Campbell/Graham/Tiverton Series					Currency Series
	(Unaudited)					(Unaudited)
	Class 1	Class 2		Non- Controlling Interests	Total	Class 1	Class 2		Total
	Limited Owners	Managing Owner	Limited Owners			Limited Owners	Managing Owner	Limited Owners

Capital (Net Asset Value), December 31, 2009	$69,447,366	$125,510	$9,789,484	$—	$79,362,360	$7,934,382	$574,384	$1,699,362	$10,208,128

Sale of Units	39,414	—	—	—	39,414	17,133		—	17,133
Redemption of Units	(1,659,964)	—	(739,151)	—	(2,399,115)	(307,455)	(500,000)	(938,466)	(1,745,921)
Change in control of ownership - Trading Companies	—	—	—	(4,603,732)	(4,603,732)	—	—	—	—
Contributions	—	—	—	700,000	700,000	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—
Operations attributable to Non-controlling interests	—	—	—	177,897	177,897	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(2,264,276)	(3,176)	(255,409)	—	(2,522,861)	148,612	(2,651)	24,716	170,677

Capital (Net Asset Value), March 31, 2010	$65,562,540	$122,334	$8,794,924	$(3,725,835)	$70,753,963	$7,792,672	$71,733	$785,612	$8,650,017

Capital - Units, December 31, 2009	663,631	1,036	80,841	—	745,508	101,722	6,289	18,605	126,616

Sale of Units	386	—	—	—	386	220	—	—	220
Redemption of Units	(16,455)	—	(6,328)	—	(22,783)	(3,924)	(5,524)	(10,229)	(19,677)

Capital - Units, March 31, 2010	647,562	1,036	74,513	—	723,111	98,018	765	8,376	107,159

			(1)					(1)
Net asset value per unit at December 31, 2009	$104.65		$121.10			$78.00		$91.34

Change in net asset value per unit for three months ended March 31, 2010	(3.40)		(3.07)			1.50		2.45

Net asset value per unit at March 31, 2010	$101.25		$118.03			$79.50		$93.79

(1)	Values are for both Managing Owner and Limited Owners

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2010

	Long Only Commodity Series				Managed Futures Index Series
	(Unaudited)				(Unaudited)
	Class 1	Class 2		Total	Class 1	Class 2		Total
	Limited Owners	Managing Owner	Limited Owners		Limited Owners	Managing Owner	Limited Owners

Capital (Net Asset Value), December 31, 2009	$3,711,581	$133,513	$821,231	$4,666,325	$1,831,435	$259,205	$1,682,569	$3,773,209

Sale of Units	233	—	—	233	—	2,000,000	—	2,000,000
Redemption of Units	(222,156)	—	(22,533)	(244,689)	(80,973)	—	(19,713)	(100,686)
Net increase/(decrease) in Owners’ Capital resulting from operations	(150,012)	(4,781)	(28,753)	(183,546)	(15,782)	(47,009)	(6,710)	(69,501)

Capital (Net Asset Value), March 31, 2010	$3,339,646	$128,732	$769,945	$4,238,323	$1,734,680	$2,212,196	$1,656,146	$5,603,022

Capital - Units, December 31, 2009	44,405	1,479	9,095	54,979	16,274	2,137	13,874	32,285

Sale of Units	3	—	—	3	—	16,177	—	16,177
Redemption of Units	(2,767)	—	(252)	(3,019)	(722)	—	(164)	(886)

Capital - Units, March 31, 2010	41,641	1,479	8,843	51,963	15,552	18,314	13,710	47,576

			(1)				(1)
Net asset value per unit at December 31, 2009	$83.59		$90.30		$112.54		$121.28

Change in net asset value per unit for three months ended March 31, 2010	(3.39)		(3.24)		(1.00)		(0.48)

Net asset value per unit at March 31, 2010	$80.20		$87.06		$111.54		$120.80

(1)	Values are for both Managing Owner and Limited Owners

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2010

	Winton Series				Winton/Graham Series
	(Unaudited)				(Unaudited)
	Class 1	Class 2		Total	Class 1	Class 2		Non- Controlling Interests	Total
	Limited Owners	Managing Owner	Limited Owners		Limited Owners	Managing Owner	Limited Owners
Capital (Net Asset Value), December 31, 2009	$48,198,317	$455,282	$9,748,580	$58,402,179	$48,168,395	$54,990	$12,467,488	$7,343,585	$68,034,458

Sale of Units	63,725	—	—	63,725	36,273	—	—	—	36,273
Redemption of Units	(1,626,579)	(250,000)	(30,111)	(1,906,690)	(1,572,406)	—	(281,214)	—	(1,853,620)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	600,000	600,000
Distributions	—	—	—	—	—	—	—	—	—
Operations attributable to Non-controlling interests	—	—	—	—	—	—	—	(973,416)	(973,416)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	2,305,399	805	554,093	2,860,297	(298,726)	111	20,942	—	(277,673)

Capital (Net Asset Value), March 31, 2010	$48,940,862	$206,087	$10,272,562	$59,419,511	$46,333,536	$55,101	$12,207,216	$6,970,169	$65,566,022

Capital - Units, December 31, 2009	409,951	3,499	74,930	488,380	437,653	428	97,106	—	535,187

Sale of Units	540	—	—	540	341	—	—	—	341
Redemption of Units	(13,726)	(2,000)	(227)	(15,953)	(14,744)	—	(2,218)	—	(16,962)

Capital - Units, March 31, 2010	396,765	1,499	74,703	472,967	423,250	428	94,888	—	518,566

			(1)				(1)
Net asset value per unit at December 31, 2009	$117.57		$130.10		$110.06		$128.39

Change in net asset value per unit for three months ended March 31, 2010	5.78		7.41		(0.59)		0.26

Net asset value per unit at March 31, 2010	$123.35		$137.51		$109.47		$128.65

(1)	Values are for both Managing Owner and Limited Owners

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

As of March 31, 2010 (Unaudited)

1. Organization

The Frontier Fund (the “Trust”), was formed as a Delaware statutory trust on August 8, 2003, with separate Series of Units. The Trust’s term will expire on December 31, 2053 (unless terminated earlier in certain circumstances). The Trust is a multi-advisor commodity pool as described in Commodity Futures Trading Commission, or CFTC Regulation § 4.1 0(d)(2).

The Trust has eleven (11) separate and distinct Series of Units issued and outstanding: Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Campbell/Graham/Tiverton Series, Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series (each a “Series” and collectively, the “Series”). The Trust may issue additional Series of Units. The Units of each Series are separated into different sub-classes of Units. The Trust, with respect to each Series:

•

engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts) may, from time to time, engages in cash and spot transactions;

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

•

has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies); and

•

maintains each Series of Units in different sub-classes including—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1 a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of Selling Agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1 a of such Series, is prepaid to Equinox Fund Management, LLC (the “Managing Owner”) by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1 a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Trust for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series or Class 2a Units of the Frontier Long/Short Commodity Series) sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents.

•

All payments made to Selling Agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310 (formerly Rule 2810) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1 a Units or Class 2a Units of the Frontier Long/Short Commodity Series or Balanced Series will be classified as Class 3 Units of such Series, or Class 3a Units of the Frontier Long/Short Commodity Series or Balanced Series, as applicable for administrative purposes as of any business day when the Managing Owner determines, in its sole discretion, that the service fee limit with respect to such Units has been reached.

•

Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

As of March 31, 2010, the Trust, with respect to the Frontier Diversified Series, Frontier Dynamic Series, Frontier Masters Series, Campbell/Graham/Tiverton Series, Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Balanced Series, and Frontier Long/Short Commodity Series separates Units into six separate Classes – Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of certificates of deposit, custom time deposits and U.S. Treasury securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

As of March 31, 2010, each of the Frontier Dynamic Series, Long Only Commodity Series, Managed Futures Index Series and Winton Series has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in each such Trading Company, except the Trading Company for the Frontier Dynamic Series and for the Long Only Commodity Series allocate assets only to Swaps. The Currency Series invests a portion of its assets in a single Trading Company, which allocates assets to one Trading Advisor and one Swap. The Frontier Long/Short Commodity Series invests its assets in a single Trading Company and has multiple Trading Advisors that manage the assets invested in such Trading Company. Each of the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Campbell/Graham/Tiverton Series, and Winton/Graham Series has invested a portion of its assets in several different Trading Companies and has multiple Trading Advisors that manage the assets invested in such Trading Companies.

2. Significant Accounting Policies

The following are the significant accounting policies of the Trust.

Basis of presentation—The financial statements include the accounts of the Trust and were prepared without audit according to the rules and regulations of the SEC. The Trust follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB sets generally accepted accounting principles (“GAAP”) that the Trust follows to ensure consistent reporting. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, (the “Codification” or “ASC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In our opinion, the accompanying interim, unaudited, financial statements contain all adjustments (consisting of normal recurring accruals) necessary and adequate disclosures to present fairly the financial position as of March 31, 2010 and the results of operations for the three months ended March 31, 2010, and 2009.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2009 Annual Report on Form 10-K as filed with the SEC.

Consolidation—The Series, through investing in the Trading Companies, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses, all of which is allocated to the Series. Trading Companies in which a Series has a majority equity interest are consolidated by such Series. The equity interest held by other Series of the Trust is shown as non-controlling interests in the statements of financial condition. Investments in Trading Companies in which a Series does not have a controlling or majority interest are carried in the statement of financial condition of such Series at fair value. Fair value represents the proportionate share of the equity of a Series in a Trading Company.

The consolidated financial statements of the Frontier Diversified Series include the assets, liabilities and earnings of its wholly-owned trading company, Frontier Trading Company X, LLC and its majority owned trading company, Beach Horizon Trading Company – Horizon Program, LLC.

The consolidated financial statements of the Frontier Dynamic Series include the assets, liabilities and earnings of its wholly- owned trading company, Frontier Trading Company XII, LLC.

The consolidated financial statements of the Frontier Long/Short Commodity Series include the earnings of its majority owned trading company, Frontier Trading Company VII, LLC through January 31, 2010.

The consolidated financial statements of the Frontier Masters Series include the assets, liabilities and earnings of its wholly-owned trading company, Frontier Trading Company XI, LLC.

The consolidated financial statements of the Balanced Series include the assets, liabilities and earnings of its majority owned Trading Companies, Frontier Trading Company I, LLC, Frontier Trading Company IX, LLC, Frontier Trading Company XV, LLC, QIM Trading Company-Global Program, LLC, Winton Trading Company-Diversified Program, LLC, Cantab Trading Company-Aristarchus Program, LLC and Tiverton Trading Company-Discretionary Program, LLC, as well as earnings of Frontier Trading Company VI, LLC through March 19, 2010 and earnings from Frontier Trading Company XIV through January 25, 2010.

The consolidated financial statements of the Campbell/Graham/Tiverton Series include the assets, liabilities and earnings of its majority owned trading company, Frontier Trading Company VI, LLC and the earnings from this trading company after March 19, 2010.

The consolidated financial statements of the Currency Series include the assets, liabilities and earnings of its wholly owned trading company, Frontier Trading Company III, LLC.

The consolidated financial statements of the Long Only Commodity Series include the assets and liabilities of its wholly- owned trading company, Frontier Trading Company VIII, LLC.

The consolidated financial statements of the Winton/Graham Series include the assets, liabilities and earnings of its majority owned trading company, Frontier Trading Company V, LLC.

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

U.S. Treasury Securities, Custom Time Deposits and certain demand deposits are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Interest income from demand deposits segregated by Series is allocated to the respective Series.

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

Swaps—Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The Trust valued the Swaps at fair value and reports these instruments as Level 3 inputs under ASC 820.

Receivable From Futures Commission Merchants—The Trust deposits assets with a broker subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. The Trust earns interest income on its assets deposited with the broker.

Revenue recognition—Futures, options on futures, forward and swap contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with FASB ASC 815, Derivatives and Hedging (“ASC 815”).

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

Allocation of Earnings—Each Series of the Trust maintains different sub-classes of Units including—Class 1, Class 2, Class 3, Class 1 a, Class 2a and Class 3a). All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading profits and losses of each Series are allocated daily to Class 1, Class 1 a, Class 2, Class 2a, Class 3 and Class 3a Units based on each Class’ respective owners’ capital balances.

Each Series allocates funds to an affiliated Trading Company, or Companies, of the Trust. Each Trading Company allocates all of its daily trading profits or losses to the Series in proportion to each Series’ ownership interest in the Trading Company, adjusted on a daily basis. As of March 31, 2010, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

Inter-Series Receivables/Payables—The Balanced Series, for the purposes of diversification of investments and trading advisors through the other Series’ access to trading companies in which the Balanced Series does not have a direct interest, advances funds to the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series. The amount of the funds advanced by the Balanced Series to each of the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series participates on a pari passu basis with the Class 2 Units of such investee Series. The Balanced Series and investee Series reflect the changes in values of these investments as “net change in inter-series receivables/payables” in the Statements of Operations. The Balanced Series is subject to the same allocations of income and fees as the Limited Owners of such Series. As a result of fees charged by the investee Series, fees are not charged by the Balanced Series on the capital allocated to advances in affiliated Series, and the Managing Owner monitors such allocations so that aggregate fees of the investee Series on the Balanced Series advances do not exceed the allowable fees of the Balanced Series as provided in the Trust’s Prospectus. Pertaining to interest credited to the investee Series, interest is not credited to the Balanced Series on the capital allocated to its inter-series advances to avoid the duplication of interest.

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

Investments and Swaps— The Trust records investment transactions on trade date and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the Statements of Operations. Generally, fair values will be based on quoted market prices; however, in certain circumstances, significant judgments and estimates may be required in determining fair value in the absence of an active market closing price. As of March 31, 2010 all investments in futures and forward contracts were based on quoted market prices.

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

Service Fees—The Trust maintains each Series of Units in different sub-classes including—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of Selling Agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to Equinox Fund Management, LLC (the “Managing Owner”) by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Trust for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series or Class 2a Units of the Frontier Long/Short Commodity Series) sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents.

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

Statement of Cash Flows—ASC 230—formerly recognized as Statement of Financial Accounting Standards, Statements of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale, allows certain entities an exemption from presenting statements of cash flows. Accordingly, the Trust has elected not to provide statements of cash flows as permitted by FASB ASC 230.

Recently Adopted Accounting Pronouncements— In June 2009, the FASB issued ASC 860, Transfers and Servicing (“ASC 860”) formerly recognized as SFAS No. 166, Accounting for Transfers of Financial Assets. ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. ASC 860 eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosure. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date. The adoption of ASC 860 did not have a material effect on the financial statements of the Series.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-10, Consolidation (Topic 810: Amendments for Certain Investment Funds). ASU 2010-10 defers the effective date of the amendments to the consolidation requirements made by ASC 810 to a reporting entity’s interest in certain types of entities. FASB concluded that entities that may meet conditions of the deferral include mutual funds, hedge funds, real estate investment funds, private equity funds and venture capital funds. The deferral is intended to allow more time for the FASB to develop consistent guidance on principal and agent relationships as part of their joint consolidation project. The amendments in this update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The effective date coincides with the effective date for the Statement 167 amendments to ASC 810. Early application is not permitted. The adoption of ASU 2010-10 did not have a material effect on the financial statements of the Series.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (ASC 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments within ASU 2010-09 were issued by FASB due to questions that were raised in practice that the requirements to disclose the date that the financial statements are issued potentially conflict with some of the SEC’s guidance. FASB’s update addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure related to subsequent events. All of the amendments in this update are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors which is effective for interim or annual periods ending after June 15, 2010. The adoption of ASU 2010-09 did not have a material effect on the financial statements of the Series.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The update also clarifies existing disclosure requirements related to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material effect on the financial statements of the Series.

In January 2010, the FASB issued ASU 2010-02, Consolidation (ASC 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The objective of ASU 2010-02 is to address implementation issues related to changes in ownership provisions. This ASU clarifies that decreases in ownership provisions within ASC 810 applies to (a) a subsidiary or group of assets that is a business or nonprofit activity, (b) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (c) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. This ASU also expands disclosure requirements for the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of ASC 810. The amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The adoption of ASU 2010-02 did not have a material effect on the financial statements of the Series.

Reclassification—Certain amounts in the financial statements have been reclassified to conform to the 2010 presentation. These reclasses have no impact on Owners’ Capital or NAV.

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

The Trust, under the same management as the Trading Companies, has the benefit of full look through to the assets underlying the positions listed in the following table as “Investment in Unconsolidated Trading Companies”, and as such maintains this line item as the same Level 1 input as the majority of the underlying positions on the financial statements of the Trading Companies. There have been no transfers made between level 1 and level 2.

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Series
Open Trade Equity	$159,905	$—	$—	$159,905
Swap Contracts	—	—	8,298,263	8,298,263
Investment in Unconsolidated Trading Companies	4,455,202	—	—	4,455,202
U.S. Treasury Securities	13,290,966	—	—	13,290,966
Frontier Dynamic Series
Swap Contracts	—	—	9,946,597	9,946,597
Investment in Unconsolidated Trading Companies	—	—	—	—
U.S. Treasury Securities	2,834,169	—	—	2,834,169
Frontier Long Short Commodity Series
Investment in Unconsolidated Trading Companies	47,361,560	—	—	47,361,560
U.S. Treasury Securities	3,067,961	—	—	3,067,961
Frontier Masters Series
Swap Contracts	—	—	16,476,361	16,476,361
Investment in Unconsolidated Trading Companies	1,802,062	—	—	1,802,062
U.S. Treasury Securities	6,462,251	—	—	6,462,251
Balanced Series
Open Trade Equity	12,940,196	935,474	—	13,875,670
Swap Contracts		—	42,259,114	42,259,114
Investment in Unconsolidated Trading Companies	4,792,969	—	—	4,792,969
U.S. Treasury Securities	29,087,972	—	—	29,087,972
Campbell/Graham/Tiverton Series
Open Trade Equity	741,959	—	—	741,959
Investment in Unconsolidated Trading Companies	15,320,530	—	—	15,320,530
U.S. Treasury Securities	6,718,537	—	—	6,718,537
Currency Series
Open Trade Equity	64,940	—	—	64,940
Swap Contracts	—	—	5,463,318	5,463,318
U.S. Treasury Securities	2,264,361	—	—	2,264,361
Long Only Commodity Series
Swap Contracts	—	405,105	—	405,105
Investment in Unconsolidated Trading Companies	—	—	—	—
U.S. Treasury Securities	560,516	—	—	560,516
Managed Futures Index Series
Investment in Unconsolidated Trading Companies	3,634,198	—	—	3,634,198
U.S. Treasury Securities	293,685	—	—	293,685
Winton Series
Open Trade Equity	—	—	—	—
Investment in Unconsolidated Trading Companies	15,713,090	—	—	15,713,090
U.S. Treasury Securities	6,656,099	—	—	6,656,099
Winton/Graham Series
Open Trade Equity	2,020,400	—	—	2,020,400
Investment in Unconsolidated Trading Companies	2,722,660	—	—	2,722,660
U.S. Treasury Securities	7,019,263	—	—	7,019,263

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Series
Swap Contracts	$—	$—	$8,550,639	$8,550,639
Investment in Unconsolidated Trading Companies	3,966,809	—	—	3,966,809
U.S. Treasury Securities	7,765,643	—	—	7,765,643
Frontier Dynamic Series
Swap Contracts	—	—	10,027,253	10,027,253
Investment in Unconsolidated Trading Companies	—	—	—	—
U.S. Treasury Securities	2,739,153	—	—	2,739,153
Frontier Long Short Commodity Series
Open Trade Equity	(480,880)	(37,610)	—	(518,490)
Investment in Unconsolidated Trading Companies	1,357,682	—	—	1,357,682
U.S. Treasury Securities	6,554,990	—	—	6,554,990
Frontier Masters Series
Swap Contracts	—	—	15,972,156	15,972,156
Investment in Unconsolidated Trading Companies	1,282,798	—	—	1,282,798
U.S. Treasury Securities	3,383,444	—	—	3,383,444
Balanced Series
Open Trade Equity	12,632,550	(1,698,904)	—	10,933,646
Swap Contracts	—	—	41,020,535	41,020,535
Investment in Unconsolidated Trading Companies	303,102	—	—	303,102
U.S. Treasury Securities	31,833,998	—	—	31,833,998
Campbell/Graham/Tiverton Series
Open Trade Equity	—	—	—	—
Investment in Unconsolidated Trading Companies	30,057,520	—	—	30,057,520
U.S. Treasury Securities	7,367,693	—	—	7,367,693
Currency Series
Open Trade Equity	19,263	201	—	19,464
Swap Contracts	—	—	4,992,959	4,992,959
U.S. Treasury Securities	2,514,501	—	—	2,514,501
Long Only Commodity Series
Swap Contracts	—	584,391	—	584,391
Investment in Unconsolidated Trading Companies	—	—	—	—
U.S. Treasury Securities	571,339	—	—	571,339
Managed Futures Index Series
Investment in Unconsolidated Trading Companies	975,271	—	—	975,271
U.S. Treasury Securities	417,851	—	—	417,851
Winton Series
Open Trade Equity				—
Investment in Unconsolidated Trading Companies	11,033,691	—	—	11,033,691
U.S. Treasury Securities	7,125,185	—	—	7,125,185
Winton/Graham Series
Open Trade Equity	810,189	—	—	810,189
Investment in Unconsolidated Trading Companies	2,889,071	—	—	2,889,071
U.S. Treasury Securities	7,598,224	—	—	7,598,224

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap Contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the consolidated statement of operations. During the three months ended March 31, 2010, all identified Level 3 assets are components of the Frontier Diversified Series, Frontier Dynamic Series, Frontier Masters Series, Balanced Series and the Currency Series.

Swap Contracts	Frontier Diversified Series For The Three Months Ended March 31, 2010	Frontier Dynamic Series For The Three Months Ended March 31, 2010	Frontier Masters Series For The Three Months Ended March 31, 2010
Balance of recurring Level 3 assets as of December 31, 2009	$8,550,641	$10,027,253	$15,972,157
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	(252,378)	(80,656)	439,498
Purchases, sales, issuances, and settlements, net	—	—	65,306
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of March 31, 2010	$8,298,263	$9,946,597	$16,476,961

Swap Contracts	Balanced Series For The Three Months Ended March 31, 2010	Currency Series For The Three Months Ended March 31, 2010
Balance of recurring Level 3 assets as of December 31, 2009	$41,020,534	$4,992,959
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	1,238,580	470,359
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of March 31, 2010	$42,259,114	$5,463,318

Swap Contracts	Frontier Diversified Series For The Twelve Months Ended December 31, 2009	Frontier Dynamic Series For The Twelve Months Ended December 31, 2009	Frontier Masters Series For The Twelve Months Ended December 31, 2009
Balance of recurring Level 3 assets as of January 1, 2009	$—	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	(1,707,778)	(2,247,497)	(1,864,032)
Purchases, sales, issuances, and settlements, net	10,258,417	12,274,765	17,836,189
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2009	$8,550,639	$10,027,253	$15,972,157

Swap Contracts	Balanced Series For The Twelve Months Ended December 31, 2009	Currency Series For The Twelve Months Ended December 31, 2009
Balance of recurring Level 3 assets as of January 1, 2009	$53,072,355	$9,122,123
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(12,051,820)	(4,129,164)
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2009	$41,020,535	$4,992,959

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

Each Series’ investment in Swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. For the Balanced Series, Currency Series, Frontier Diversified Series and Frontier Masters Series, the Swaps serve to diversify the investment holdings of each Series and are not used for hedging purposes.

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of March 31, 2010, approximately 10.5% of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

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

The Trust has invested in the following Swaps as of March 31, 2010 and December 31, 2009:

	Option Basket Frontier Diversified Series	Option Basket Frontier Dynamic Series	Option Basket Frontier Masters Series	Option Basket Balanced Series

Series:	Diversified	Dynamic	Masters	Balanced
Counterparty	Company D	Company E	Company F	Company A
Notional Amount	$18,837,577	$30,862,619	$16,539,938	$97,148,337
Termination Date	6/6/2014	6/6/2014	6/6/2014	11/6/2012
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Unrealized Gain/(Loss)	$(252,378)	$(80,656)	$439,498	$1,238,580

Fair Value as of 3/31/2010	$8,298,263	$9,946,597	$16,476,961	$42,259,114

	Option Basket Currency Series	Reuters/Jefferies CRB Index	Jefferies Commodity Performance Index
Series:	Currency	Long/Only	Long/Only
Counterparty	Company B	Company C	Company C
Notional Amount	$15,900,347	$2,200,000	$2,200,000
Termination Date	1/26/2013	2/28/2011	2/28/2011
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$(85,685)	$(88,044)

Unrealized Gain/(Loss)	$470,359	$0	$0

Fair Value as of 3/31/2010	$5,463,318	$207,542	$197,563

	Option Basket Frontier Diversified Series	Option Basket Frontier Dynamic Series	Option Basket Frontier Masters Series	Option Basket Balanced Series

Series:	Diversified	Dynamic	Masters	Balanced
Counterparty	Company D	Company E	Company F	Company A
Notional Amount	$22,760,455	$25,875,001	$15,927,157	$129,084,678
Termination Date	6/6/2014	6/6/2014	6/6/2014	11/6/2012
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Unrealized Gain/(Loss)	$(1,707,778)	$(2,247,497)	$(1,864,032)	$(12,051,820)

Fair Value as of 12/31/2009	$8,550,639	$10,027,253	$15,972,156	$41,020,535

	Option Basket Currency Series	Reuters/Jefferies CRB Index	Jefferies Commodity Performance Index
Series:	Currency	Long/Only	Long/Only
Counterparty	Company B	Company C	Company C
Notional Amount	$15,426,942	$2,300,000	$2,300,000
Termination Date	1/26/2013	2/26/2010	2/26/2010
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$420,073	$463,827

Unrealized Gain/(Loss)	$(4,129,164)	$0	$0

Fair Value as of 12/31/2009	$4,992,959	$278,645	$305,746

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

The following table summarizes the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series, and Frontier Masters Series investments in unconsolidated Trading Companies as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010		As of December 31, 2009
	Percentage of Series Net Assets Invested in Trading Co.	Fair Value	Percentage of Series Net Assets Invested in Trading Co.	Fair Value
Trading Company

Balanced Series —
Frontier Trading Companies II and XII			0.07%	$303,102
Frontier Trading Companies II, VI, VII and XIV	1.55%	$4,792,969

Winton Series —
Frontier Trading Company II	26.44%	$15,713,090	18.89%	$11,033,691

Campbell/Graham/Tiverton Series —
Frontier Trading Companies V, VI and XV			37.87%	$30,057,520
Frontier Trading Companies V and XV	21.65%	$15,320,530

Winton/Graham Series —
Frontier Trading Company II	4.09%	$2,722,660	4.25%	$2,889,071

Frontier Long/Short Commodity Series —
Frontier Trading Company XIII			1.98%	$1,357,682
Frontier Trading Companies I and VII	70.42%	$47,361,560

Managed Futures Index Series —
Frontier Trading Company IX	64.86%	$3,634,198	25.85%	$975,271

Frontier Diversified Series —
Frontier Trading Companies I, II, V, VI, VII, XIII, XIV and XV			5.90%	$3,966,809
Frontier Trading Companies I, II, V, VI, VII, IX, XIV and XV	4.41%	$4,455,202

Frontier Masters Series —
Frontier Trading Companies II, XIV and XV	2.98%	$1,802,062	3.09%	$1,282,798

The following tables summarize the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series and Frontier Masters Series equity in earnings from Trading Companies for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31, 2010				Three Months Ended March 31, 2009
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Trading Company

Balanced Series —
Frontier Trading Company II LLC	$(16,240)	$548,815	$1,792,632	$2,325,207	$(5,363)	$320,736	$(600,715)	$(285,342)
Frontier Trading Company VI LLC	(1,391)	34,402	103,106	136,117	—	—	—	—
Frontier Trading Company VII, LLC	(939,573)	3,999,869	(1,214,636)	1,845,660	(247,289)	(4,416,913)	11,859,723	7,195,521
Frontier Trading Company XIV, LLC	(19,921)	(1,654,972)	1,949,418	274,525

Total	$(977,125)	$2,928,114	$2,630,520	$4,581,509	$(252,652)	$(4,096,177)	$11,259,008	$6,910,179

Winton Series —
Frontier Trading Company II LLC	$(22,493)	$822,527	$2,779,410	3,579,444	$—	$—	$—	$—

Campbell/Graham/Tiverton Series —
Frontier Trading Company I LLC	$—	$—	$—	$—	$(14,679)	$3,050,980	$(3,444,303)	$(408,002)
Frontier Trading Company V LLC	(55,971)	(1,504,714)	479,857	(1,080,828)	—	—	—	—
Frontier Trading Company VI LLC	(21,105)	(1,829,237)	523,687	(1,326,655)	(5,323)	249,100	(353,012)	(109,235)
Frontier Trading Company XV, LLC	(29,361)	1,620,250	(1,052,701)	538,188	—	—	—	—

Total	$(106,437)	$(1,713,701)	$(49,157)	$(1,869,295)	$(20,002)	$3,300,080	$(3,797,315)	$(517,237)

Winton/Graham Series —
Frontier Trading Company II LLC	$(11,430)	$415,871	$1,429,148	$1,833,589	$(3,949)	$120,938	$(386,551)	$(269,562)
Frontier Trading Company V LLC	—	—	—	—	(33,767)	(411,214)	(110,073)	(555,054)

Total	$(11,430)	$415,871	$1,429,148	$1,833,589	$(37,716)	$(290,276)	$(496,624)	$(824,616)

Frontier Long/Short Commodity Series —
Frontier Trading Company I LLC	$(7,281)	$(98,340)	$150,816	$45,195	$—	$—	$—	$—
Frontier Trading Companies VII, LLC	(206,138)	(7,302,413)	10,148,434	2,639,883	—	—	—	—

Total	$(213,419)	$(7,400,753)	$10,299,250	$2,685,078	$—	$—	$—	$—

Managed Futures Index Series —
Frontier Trading Company IX, LLC	$(4,443)	$(197,046)	$159,377	$(42,112)	$(1,732)	$(118,203)	$(82,075)	$(202,010)

Frontier Diversified Series —
Frontier Trading Company I LLC	$(47,394)	$(408,216)	$(29,209)	$(484,819)	$—	$—	$—	$—
Frontier Trading Company II LLC	(3,274)	112,394	472,581	581,701
Frontier Trading Company V LLC	(3,109)	(3,451)	113,972	107,412	—	—	—	—
Frontier Trading Company VI LLC	(2,698)	(187,306)	106,599	(83,405)	—	—	—	—
Frontier Trading Company VII, LLC	(160,104)	805,428	(116,023)	529,301	—	—	—	—
Frontier Trading Company IX, LLC	(2,580)	(127,624)	(43,862)	(174,066)	—	—	—	—
Frontier Trading Company XIV, LLC	(9,837)	(837,101)	647,939	(198,999)	—	—	—	—
Frontier Trading Company XV, LLC	(13,309)	735,469	(462,532)	259,628	—	—	—	—

Total	$(242,305)	$89,593	$689,465	$536,753	$—	$—	$—	$—

Frontier Masters Series —
Frontier Trading Company II LLC	$(3,682)	$130,796	$492,077	$619,191	$—	$—	$—	$—
Frontier Trading Company XIV, LLC	(15,970)	(1,374,664)	1,039,716	(350,918)	—	—	—	—
Frontier Trading Company XV, LLC	(12,872)	713,735	(449,872)	250,991	—	—	—	—

Total	$(32,524)	$(530,133)	$1,081,921	$519,264	$—	$—	$—	$—

The statements of financial condition as of March 31, 2010 and December 31, 2009 and the Condensed Statement of Income for the three months ended March 31, 2010 and 2009 for the unconsolidated Trading Companies are as follows:

Statements of Financial Condition -March 31, 2010	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company IX LLC	Beach Horizon Trading Co.- Horizon Program, LLC	Frontier Trading Company XIV LLC	Frontier Trading Company XV LLC	QIM Trading Company- Global Program, LLC	Winton Trading Co.- Diversified Program, LLC	Cantab Trading Co.- Aristarchus Program, LLC	Tiverton Trading Co.- Discretionary Program, LLC

Cash held at futures commission merchants	$17,473,197	$43,228,692	$2,775,666	$1,313,431	$11,422,541	$16,511,336	$1,434,584	$1,780,207	$4,929,165	$607,561

Open trade equity	7,457,594	(1,299,599)	650,318	159,905	410,495	10,044,272	9,237	402,973	328,055	184,397

Total assets	$24,930,791	$41,929,093	$3,425,984	$1,473,336	$11,833,036	$26,555,608	$1,443,821	$2,183,180	$5,257,220	$791,958

Members’ equity	$24,930,791	$41,929,093	$3,425,984	$1,473,336	$11,833,036	$26,555,608	$1,443,821	$2,183,180	$5,257,220	$791,958

Condensed Statement of Income - For the Three Months Ended March 31, 2010

Interest income	$(45)	$(80)	$1,040	$(239)	$(6,868)	$(833)	$(183)	$(105)	$(261)	$—
Net realized gain on investments, less commissions	1,973,283	(10,670,808)	(1,069,251)	221,001	(4,998,026)	8,056,868	(292,655)	259,495	301,672	16,525
Change in open trade equity	6,965,848	12,612,195	612,084	(296,899)	2,909,320	(5,301,720)	9,237	402,497	328,055	6,981

Net income	$8,939,086	$1,941,307	$(456,127)	$(76,137)	$(2,095,574)	$2,754,315	$(283,601)	$661,887	$629,466	$23,506

Statements of Financial Condition -December 31, 2009	Frontier Trading Company V LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX, LLC
Cash held at futures commission merchants	$13,010,250	$12,801,718	$1,135,385
Open trade equity	810,189	(767,235)	38,234

Total assets	$13,820,439	$12,034,483	$1,173,619

Members’ equity	$13,820,439	$12,034,483	$1,173,619

Condensed Statement of Income - For the Three Months Ended March 31, 2009
Interest income	$1,781	$8,663	$2,563
Net realized gain on investments, less commissions	(721,678)	491,120	(348,820)
Change in open trade equity	(186,103)	(416,822)	(247,416)

Net income	$(906,000)	$82,961	$(593,673)

The Frontier Fund

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

The following table summarizes the Balanced Series advances to and reductions from the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series of the Trust for the three months ending March 31, 2010.

Balanced Series

Summary by Quarter

2010

	Currency Series	Frontier Diversified Series	Frontier Dynamic Series	Frontier Masters Series	Total
Inter-series receivables January 1, 2010	$12,266,758	$10,962,073	$27,676,116	$18,184,135	$69,089,082
Additions during period	—	—	—	—	—
Reduction during period	—	—	—	—	—
Earnings on inter-series receivables	329,038	(102,443)	(129,208)	125,024	222,411

Inter-series receivables March 31, 2010	$12,595,796	$10,859,630	$27,546,908	$18,309,159	$69,311,493

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

In addition, with respect to Class 1 and Class 1 a Units of each Series, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee at an annualized rate, as described in more detail above, which the Managing Owner pays to selling agents of the Trust. The following table summarizes fees earned by the Managing Owner three months ended March 31, 2010 and 2009.

Series: Three Months Ended March 31, 2010	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified	$162,653	$440,692	$186,224	$238,169
Frontier Dynamic	—	166,373	—	20,650
Frontier Long/Short Commodity	788,322	92,890	78,102	322,150
Frontier Masters	202,282	299,172	—	109,428
Balanced	357,992	420,281	953,481	2,103,922
Campbell/Graham/Tiverton	581,891	92,520	—	491,969
Currency	40,076	25,893	—	58,039
Long Only Commodity	14,222	5,331	—	17,184
Managed Futures Index	26,254	6,034	—	8,781
Winton	376,880	70,214	—	352,366
Winton/Graham	466,582	70,617	—	338,601

Series: Three Months Ended March 31, 2009	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified	$—	$—	$—	$—
Frontier Dynamic	—	—	—	—
Frontier Long/Short Commodity	612,333	88,283	675,735	350,260
Frontier Masters	—	—	—	—
Balanced	396,634	542,600	2,116,645	2,071,543
Campbell/Graham/Tiverton	565,467	113,272	(2,140)	525,404
Currency	42,024	44,207	—	84,714
Long Only Commodity	11,995	4,851	—	15,386
Managed Futures Index	16,985	4,246	—	10,412
Winton	390,305	97,591	(21,347)	450,660
Winton/Graham	277,272	55,514	(5,804)	298,184

The following table summarizes fees payable to the Managing Owner as of March 31, 2010.

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified	$29,044	$67,272	$184,448	$1,188
Frontier Dynamic	—	18,087	—	—
Frontier Long/Short Commodity	52,202	6,445	54,927	42,018
Frontier Masters	20,547	39,304	10,304	1,830
Balanced	111,759	15,468	663,718	265,569
Campbell/Graham/Tiverton	52,197	7,019	—	62,478
Currency	5,475	3,309	—	11,520
Long Only Commodity	4,948	1,790	—	5,460
Managed Futures Index	10,403	2,375	—	2,248
Winton	42,315	6,816	—	60,209
Winton/Graham	48,855	7,118	—	47,858

The following table summarizes fees payable to the Managing Owner as of December 31, 2009.

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified	$28,225	$73,768	$132,434	$607
Frontier Dynamic	—	28,591	—	—
Frontier Long/Short Commodity	144,346	15,480	278,267	63,507
Frontier Masters	29,929	40,976	—	1,313
Balanced	208,736	103,317	1,306,596	85,599
Campbell/Graham/Tiverton	94,011	17,084	—	86,041
Currency	8,537	5,570	—	13,629
Long Only Commodity	4,891	1,904	—	5,301
Managed Futures Index	7,105	1,636	—	2,083
Winton	63,259	13,271	—	74,866
Winton/Graham	79,384	12,080	—	52,712

With respect to the service fees, the initial service fee (for the first 12 months) relating to a sale of the Units is prepaid by the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following the sale. Since the Managing Owner is prepaying the initial service fee for the first year and is being reimbursed for such payment by the Series monthly in arrears based upon a corresponding percentage of NAV, it bears the risk of the downside and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof which may result from variations in NAV over the following 12 months. For the three months ended March 31, 2010, due to variations in NAVs, amounts paid or payable to the Managing Owner for the difference in monthly service fees from the prepaid initial service fees was $236 for the Managed Futures Index Series, $3,785 for the Winton Series and $1,409 for the Frontier Masters Series. For the three months ended March 31, 2010, amounts received or receivable from the Managing Owner for the difference in monthly service fees from prepaid initial service fees was $26,014 for the Balanced Series, $42 for the Currency Series, $4,150 for the Winton/Graham Series, $1,844 for the Campbell/Graham/Tiverton Series, $6,777 for the Long Only Commodity Series, $156 for the Frontier Long/Short Commodity Series, $260 for the Frontier Diversified Series and $3,706 for the Frontier Dynamic Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Campbell/Graham/Tiverton Series, Currency Series, Winton Series, and Winton/Graham Series. In addition, if interest rates fall below 0.75% (calculated daily based on each Series’ NAV), the Managing Owner will be paid the difference between the Trust’s annualized interest income allocated to the foregoing Series and 0.75%. For the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series (Class 1 a and Class 2a only), Long Only Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. During the three months ended March 31, 2010 and March 31, 2009, the Trust paid $2,450,329 and $2,627,597, respectively of such interest income to the Managing Owner.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $458,095 and $396,399, respectively for the three months ended March 31, 2010 and 2009. Additionally, The Bornhoft Group Corporation provides office space to the Managing Owner, prorates office expenses, and advances certain direct expenses on behalf of the Managing Owner. Under this agreement, the Managing Owner reimbursed The Bornhoft Group Corporation $63,694 and $151,011, respectively for the three months ended March 31, 2010 and 2009.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $824,571and $713,519, respectively for the three months ended March 31, 2010 and 2009.

Equinox Distributors, Inc. (“EDI”), a wholly-owned subsidiary of the Managing Owner, served as wholesaler of the Trust until the termination of the agreement to provide such wholesaling services on April 21, 2009. Its results are consolidated with the results of the Managing Owner. On April 21, 2009, Bornhoft Group Securities Corporation, an affiliate of the Managing Owner, entered into an agreement to provide wholesaling services to the Trust.

7. Financial Highlights

The following information presents the financial highlights of the Fund for the three months ended March 31, 2010 and 2009. This data has been derived from information presented in the financial statements.

	Frontier Diversified		Frontier Dynamic		Frontier Long/Short
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2009	$96.80	$97.77	$91.43	$92.25	$113.77	$127.49	$127.49	$101.49	$102.48
Net operating results:
Interest income	0.56	0.57	10.01	10.12	0.35	0.39	0.39	0.31	0.31
Expenses	(1.59)	(1.09)	(17.33)	(14.85)	(2.39)	(1.78)	(1.78)	(2.13)	(1.42)
Net gain/(loss) on investments, net of non-controlling interests	(0.28)	(0.39)	6.50	4.30	(0.57)	(0.61)	(0.62)	(0.36)	(0.69)
Net income/(loss)	(1.31)	(0.91)	(0.82)	(0.43)	(2.61)	(2.00)	(2.01)	(2.18)	(1.80)
Net asset value, March 31, 2010	$95.49	$96.86	$90.61	$91.82	$111.16	$125.49	$125.48	$99.31	$100.68

Ratios to average net assets (3)
Net investment gain/(loss)	-4.41%	-2.22%	-32.76%	-20.93%	-7.52%	-4.54%	-4.54%	-7.52%	-4.54%
Expenses before incentive fees	5.73%	3.54%	77.49%	65.66%	8.32%	5.34%	5.34%	8.32%	5.34%
Expenses after incentive fees	6.82%	4.63%	77.49%	65.66%	8.79%	5.81%	5.81%	8.79%	5.81%
Total return before incentive fees (2)	0.01%	-0.35%	-0.95%	-0.26%	-2.58%	-1.54%	0.13%	-1.00%	-0.20%
Total return after incentive fees (2)	-0.26%	-0.62%	-0.95%	-0.26%	-2.70%	-1.66%	0.01%	-1.12%	-0.32%

	Frontier Masters		Balanced					Campbell/ Graham/Tiverton
	Class 1	Class 2	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2009	$94.46	$95.37	$118.54	$105.50	$139.01	$117.60	$117.60	$104.65	$121.10
Net operating results:
Interest income	0.58	0.59	0.07	0.06	0.08	0.06	0.06	(0.00)	(0.00)
Expenses	(1.95)	(1.40)	(1.40)	(1.25)	(0.65)	(0.55)	(0.55)	(1.65)	(1.04)
Net gain/(loss) on investments, net of non-controlling interests	1.61	1.47	0.60	0.35	0.74	0.42	0.43	(1.75)	(2.03)
Net income/(loss)	0.24	0.66	(0.73)	(0.84)	0.17	(0.07)	(0.06)	(3.40)	(3.07)
Net asset value, March 31, 2010	$94.70	$96.03	$117.81	$104.66	$139.18	$117.53	$117.54	$101.25	$118.03

Ratios to average net assets (3)
Net investment gain/(loss)	-5.96%	-3.51%	-4.71%	-4.71%	-1.71%	-1.71%	-1.71%	-6.62%	-3.62%
Expenses before incentive fees	8.50%	6.05%	3.87%	3.87%	0.87%	0.87%	0.87%	6.61%	3.61%
Expenses after incentive fees	8.50%	6.05%	4.94%	4.94%	1.94%	1.94%	1.94%	6.61%	3.61%
Total return before incentive fees (2)	0.88%	1.86%	-0.43%	-0.96%	0.25%	0.08%	1.77%	-3.41%	-2.78%
Total return after incentive fees (2)	0.88%	1.86%	-0.69%	-1.22%	-0.01%	-0.18%	1.50%	-3.41%	-2.78%

	Currency		Long Only		Managed Futures Index		Winton		Winton/Graham
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2009	$78.00	$91.34	$83.59	$90.30	$112.54	$121.28	$117.57	$130.10	$110.06	$128.39
Net operating results:
Interest income	0.32	0.38	0.42	0.46	0.25	0.27	0.06	0.06	0.15	0.18
Expenses	(1.15)	(0.67)	(0.76)	(0.39)	(1.29)	(0.79)	(1.79)	(1.01)	(1.77)	(1.16)
Net gain/(loss) on investments, net of non-controlling interests	2.33	2.74	(3.05)	(3.31)	0.04	0.04	7.51	8.36	1.03	1.24
Net income/(loss)	1.50	2.45	(3.39)	(3.24)	(1.00)	(0.48)	5.78	7.41	(0.59)	0.26
Net asset value, March 31, 2010	$79.50	$93.79	$80.20	$87.06	$111.54	$120.80	$123.35	$137.51	$109.47	$128.65

Ratios to average net assets (3)
Net investment gain/(loss)	-4.28%	-1.28%	-1.68%	0.32%	-3.75%	-1.75%	-5.94%	-2.94%	-6.20%	-3.20%
Expenses before incentive fees	5.97%	2.97%	3.81%	1.80%	4.65%	2.64%	6.14%	3.14%	6.77%	3.77%
Expenses after incentive fees	5.97%	2.97%	3.81%	1.80%	4.65%	2.64%	6.14%	3.14%	6.77%	3.77%
Total return before incentive fees (2)	1.89%	1.89%	-4.31%	-3.67%	-0.89%	-1.69%	4.84%	5.50%	-0.65%	0.18%
Total return after incentive fees (2)	1.89%	1.89%	-4.31%	-3.67%	-0.89%	-1.69%	4.84%	5.50%	-0.65%	0.18%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

	Balanced				Winton
	Class 1	Class 1a	Class 2	Class 2a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2008	$125.17	$112.09	$142.44	$121.30	$130.41	$140.04
Net operating results:
Interest income	0.04	0.03	0.04	0.03	0.37	0.39
Expenses	(2.02)	(1.81)	(1.24)	(1.06)	(1.79)	(0.90)
Net gain/(loss) on investments, net of minority interests	2.02	1.55	2.30	1.67	(1.55)	(1.67)
Net income	0.04	(0.23)	1.10	0.65	(2.98)	(2.18)
Net asset value, March 31, 2009	$125.21	$111.86	$143.54	$121.95	$127.43	$137.86

Ratios to average net assets (3)
Net investment gain/(loss)	-6.38%	-6.38%	-3.38%	-3.38%	-4.46%	-1.47%
Expenses before incentive fees	4.07%	4.07%	1.07%	1.07%	5.72%	2.72%
Expenses after incentive fees	6.49%	6.49%	3.49%	3.49%	5.60%	2.60%
Total return before incentive fees (2)	0.53%	0.23%	1.22%	0.86%	-2.28%	-1.59%
Total return after incentive fees (2)	-0.07%	-0.37%	0.63%	0.26%	-2.25%	-1.56%

	Campbell/Graham/ Tiverton		Currency		Winton/Graham
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2008	$110.54	$124.14	$96.19	$109.30	$116.18	$131.49
Net operating results:
Interest income	0.20	0.22	0.12	0.14	0.21	0.24
Expenses	(1.75)	(1.05)	(1.25)	(0.64)	(1.54)	(0.78)
Net gain/(loss) on investments, net of minority interests	(1.36)	(1.54)	(4.43)	(5.05)	(1.73)	(1.96)
Net income	(2.91)	(2.37)	(5.56)	(5.55)	(3.06)	(2.50)
Net asset value, March 31, 2009	$107.63	$121.77	$90.63	$103.75	$113.12	$128.99

Ratios to average net assets (3)
Net investment gain/(loss)	-5.71%	-2.71%	-4.92%	-1.92%	-4.67%	-1.68%
Expenses before incentive fees	6.46%	3.46%	5.45%	2.45%	5.45%	2.46%
Expenses after incentive fees	6.44%	3.44%	5.45%	2.45%	5.41%	2.42%
Total return before incentive fees (2)	-2.66%	-2.24%	-5.94%	-5.22%	-2.92%	-1.91%
Total return after incentive fees (2)	-2.66%	-2.24%	-5.94%	-5.22%	-2.91%	-1.90%

	Long Only Commodity		Long/Short Commodity		Managed Futures Index
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2008	$70.31	$74.46	$100.39	$109.28	$132.18	$139.70
Net operating results:
Interest income	0.32	0.34	0.64	0.69	0.53	0.56
Expenses	(0.61)	(0.30)	(3.14)	(2.60)	(1.41)	(0.82)
Net gain/(loss) on investments, net of minority interests	(3.98)	(4.22)	6.26	6.83	(7.62)	(8.11)
Net income	(4.27)	(4.18)	3.75	4.92	(8.50)	(8.37)
Net asset value, March 31, 2009	$66.04	$70.28	$104.14	$114.20	$123.68	$131.33

Ratios to average net assets (3)
Net investment gain/(loss)	-1.78%	0.21%	-9.89%	-6.89%	-2.77%	-0.77%
Expenses before incentive fees	3.74%	1.75%	7.78%	4.78%	4.46%	2.46%
Expenses after incentive fees	3.74%	1.75%	12.39%	9.40%	4.46%	2.46%
Total return before incentive fees (2)	-6.43%	-5.76%	4.76%	5.51%	-6.49%	-6.36%
Total return after incentive fees (2)	-6.43%	-5.76%	3.63%	4.38%	-6.49%	-6.36%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). It does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of March 31, 2010 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. For the three months ended March 31, 2010, the monthly average of futures contracts bought for the Trust was approximately 272,500 and sold for the Trust was approximately 224,000. The following tables summarize the trading revenues for the three months ended March 31, 2010 and March 31, 2009 approximately by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2010 (1)

Type of contract	Frontier Diversified Series	Frontier Long/Short Series	Balanced Series

Metals	$258,000	$334,220	$374,458
Currencies	166,672	619,216	(1,298,920)
Energies	(49,028)	(32,272,413)	(1,598,523)
Agriculturals	(329,169)	6,407,717	762,699
Interest rates	189,130	(497,654)	856,573
Stock indices	(7,226)	1,379,261	(1,602,605)

Realized trading income/(loss)(2)	$228,379	$(24,029,653)	$(2,506,318)

Type of contract	Campbell/Graham/ Tiverton Series	Currency Series	Winton/Graham Series

Metals	$(835,404)	$—	$(113,313)
Currencies	(120,581)	53,107	(331,781)
Energies	(235,518)	—	(428,330)
Agriculturals	159,729	—	(805,010)
Interest rates	1,647,114	—	285,564
Stock indices	(453,971)	—	(2,028,874)

Realized trading income/(loss)(2)	$161,369	$53,107	$(3,421,744)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2010 (1)

Type of contract	Frontier Diversified Series	Frontier Long/Short Series	Balanced Series

Metals	$51,877	$282,667	$(4,830,625)
Currencies	(702,063)	(69,820)	993,140
Energies	279,557	24,029,704	1,109,173
Agriculturals	17,063	(5,585,339)	(2,100,138)
Interest rates	(31,191)	(201,571)	3,153,317
Stock indices	87,858	31,629	(1,639,573)

Unrealized trading income/(loss)(3)	$(296,899)	$18,487,270	$(3,314,706)

Type of contract	Campbell/Graham/ Tiverton Series	Currency Series	Winton/Graham Series

Metals	$82,658	$—	$(476,149)
Currencies	(114,470)	45,474	871,782
Energies	44,851	—	291,161
Agriculturals	(8,737)	—	18,075
Interest rates	798,468	—	369,020
Stock indices	(318,961)	—	136,322

Unrealized trading income/(loss)(3)	$483,809	$45,474	$1,210,211

(1)	The Frontier Diversified Series, Frontier Masters Series, Campbell/Graham/Tiverton Series, Winton Series and Managed Futures Index Series participate in trading activities through equity in earnings/(loss) from trading companies. The Long Only Commodity Series participates in trading activities through realized gain/(loss) on swap contracts. Long/Short Series deconsolidated Frontier Trading Company VII, LLC as of January 30, 2010, and thereafter participates in trading activities through equity in earnings(loss) from the trading company. Balanced Series deconsolidated Frontier Trading Company VI, LLC, XIII, LLC and XIV, LLC as of March 22, 2010, January 4, 2010 and January 26, 2010, respectively, and thereafter participates in trading activities through equity in earnings(loss) from the trading companies.
(2)	In the Statements of Operations under Net realized gain(loss) on futures and forwards.
(3)	In the Statements of Operations under Net change in open trade equity.

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2009 (1)

Type of contract	Frontier Long/Short Series	Balanced Series	Campbell/Graham/ Tiverton Series

Metals	$(2,530,654)	$3,158,520	$140,834
Currencies	376,634	2,319,036	(590,804)
Energies	(2,150,832)	(3,011,667)	205,049
Agriculturals	(571,687)	4,294,327	(323,855)
Interest rates	87,258	(6,604,058)	236,683
Stock indices	298,079	12,260,442	(315,731)

Realized trading income/(loss)(2)	$(4,491,202)	$12,416,600	$(647,824)

Type of contract	Currency Series	Winton Series

Metals	$—	$158,876
Currencies	35,441	(519,739)
Energies	—	326,673
Agriculturals	—	(18,023)
Interest rates	—	737,302
Stock indices	—	471,486

Realized trading income/(loss)(2)	$35,441	$1,156,575

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2009(1)

Type of contract	Frontier Long/ Short Series	Balanced Series	Campbell/Graham/ Tiverton Series

Metals	$2,937,692	$(5,751,066)	$192,288
Currencies	(26,155)	(6,071,909)	(95,636)
Energies	10,677,761	(277,526)	(2,143)
Agriculturals	1,849,323	227,496	(42,618)
Interest rates	977	(1,762,726)	(305,210)
Stock indices	351,034	1,165,202	67,216

Unrealized trading income/(loss)(3)	$15,790,632	$(12,470,529)	$(186,103)

Type of contract	Currency Series	Winton Series

Metals	$—	$(4,058,434)
Currencies	(150,507)	7,599,199
Energies	—	151,499
Agriculturals	—	1,143,515
Interest rates	—	(7,677,706)
Stock indices	—	464,095

Unrealized trading income/(loss)(3)	$(150,507)	$(2,377,832)

(1)	Winton/Graham Series and Managed Futures Index Series participate in trading activities through equity in earnings/(loss) from trading companies.

The Long Only Commodity Series participates in trading activities through realized gain/(loss) on swap contracts.

(2)	In the Statements of Operations under Net realized gain(loss) on futures and forwards.
(3)	In the Statements of Operations under Net change in open trade equity.

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

Introduction

The following discussion and tables should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this quarterly report and our 2009 Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

The Frontier Fund (the “Trust”), is a Delaware statutory trust formed on August 8, 2003. The Trust is a multi-advisor commodity pool, as described in CFTC Regulation § 4.1 0(d)(2). The Trust is authorized to issue multiple Series of Units, pursuant to the requirements of the Trust Act. The assets of each Series are held and accounted for in separate and distinct records separately from the assets of other Series. The Trust is managed by the Managing Owner, and its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances).

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

As of March 31, 2010 the Trust had eleven separate Series of Units issued and outstanding: the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Campbell/Graham/Tiverton Series, Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series. Each Series of Units has between three and six separate classes issued and/or outstanding—Class 1, Class 2, Class 3, Class 1a, Class 2a, and Class 3a.

Critical Accounting Policies and Estimates

The financial statements of the Trust in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Trust’s financial position and results of operations. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update the Trust’s 2009 Annual Report on Form 10-K (“Form 10-K”). These financial statements do not include all of the information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods. Accordingly, they should be read in conjunction with the financial information contained in the Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of results that may be expected for the full year or any future period.

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

Allocation of Trading Profits or Losses—Each Series of the Trust has three or six classes of Units – Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a). All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that Class 1 and 1 a Units of each Series bear certain expenses related to the servicing of such Units. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading profits and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3 and Class 3a Units based on each Class’ respective owners’ capital balances.

Each Series allocates funds to a Trading Company, or Trading Companies, which allocate all of their daily trading profits or losses to the Series in proportion to each Series’ funds allocated to the Trading Company, adjusted on a daily basis. As of March 31, 2010, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Trading Companies.

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

The Trust utilizes valuation techniques that are consistent with the market approach per the requirement of ASC 820 for the valuation of futures (exchange traded) contracts, currencies, forward (non-exchange traded) contracts, swap contracts and other non- cash assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Trust applies the valuation techniques in a consistent manner for each asset or liability. The Trust records all investments at fair value in its Statement of Financial Condition, with changes in fair value reported as a component of realized and unrealized gain/(loss) on investments in the Statements of Operations.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At March 31, 2010, cash deposited at the clearing brokers was $1,313,431 for the Frontier Diversified Series, $58,389,722 for the Balanced Series, $10,960,925 for the Campbell/Graham/Tiverton Series, $792,732 for the Currency Series and $15,859,715 for the Winton/Graham Series. At December 31, 2009, cash deposited at the clearing brokers was $23,781,708 for the Frontier Long/Short Commodity Series, $71,161,299 for the Balanced Series, $489,483 for the Currency Series and $13,010,250 for the Winton/Graham Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each week. Currently, this amount is estimated to be 0.20%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the United States, or by a person controlled by or supervised by and acting as an instrumentality of the government of the United States pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Campbell/Graham/Tiverton Series, Currency Series, Winton Series, and Winton/Graham Series. For the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series (Class 1 a and Class 2a only), Long Only Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 20% of the Trust’s assets are expected to be committed as required margin for futures contracts and forward and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the- counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held in either U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds, and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. Federally chartered banks. As of March 31, 2010, total cash and cash equivalents and custom time deposits held at banking institutions were $74,860,165 for the Frontier Diversified Series, $15,880,958 for the Frontier Dynamic Series, $17,034,658 for the Frontier Long/Short Commodity Series, $36,038,297 for the Frontier Masters Series $162,632,239 for the Balanced Series, $37,336,469 for the Campbell/Graham/Tiverton Series, $12,735,803 for the Currency Series, $3,284,762 for the Long Only Commodity Series, $1,695,648 for the Managed Futures Index Series, $37,211,464 for the Winton Series and $39,086,371 for the Winton/Graham Series. As of December 31, 2009, total cash and cash equivalents and custom time deposits held at banking institutions were $47,895,580 for the Frontier Diversified Series, $15,802,320 for the Frontier Dynamic Series, $37,789,611 for the Frontier Long/Short Commodity Series, $22,701,439 for the Frontier Masters Series, $182,088,771 for the Balanced Series, $42,271,337 for the Campbell/Graham/Tiverton Series, $14,473,172 for the Currency Series, $3,515,966 for the Long Only Commodity Series, $2,397,492 for the Managed Futures Index Series, $40,520,486 for the Winton Series and $43,718,386 for the Winton/Graham Series.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009.

Market Conditions for Three Months Ended March 31, 2010

January 2010

Interest Rates

The Federal Open Market Committee (FOMC) decided in January to maintain the target range for the federal funds rate at 0% to 1/4%. The FOMC anticipates that economic conditions, including low rates of resource utilization, subdued inflation trends, and stable inflation expectations, are likely to warrant exceptionally low levels of the federal funds rate for an extended period. U.S. and European interest rate futures, across the curve, climbed steadily during January to finish higher.

Currencies

The U.S. Dollar index continued to strengthen during January, finishing up 2.0% for the month. The Euro and the British Pound weakened against the U.S. Dollar, down 3.2% and 1.2%, respectively. The Japanese Yen strengthened against the U.S. Dollar, up 3.1%. The Canadian Dollar and the Australian Dollar weakened against their U.S. counterpart finishing lower by 1.6% and 1.5%, respectively.

Stock Indices

Most of the major U.S. and European stock indices reversed their upward trend to finish lower for January. The Dow Jones Industrial Average (DJIA), the S&P 500 Index and the NASDAQ Composite Index weakened by 3.5%, 3.7% and 5.4%, respectively, for the month. In Europe, FTSE index futures dropped 4.9%, CAC-40 futures finished lower by 6.3% and DAX index futures were down 6.9% for the month.

Energy

Most energy futures weakened in January. Crude oil futures finished lower by 8.9% settling at $73/bbl. Gasoline, heating oil and natural gas futures also dropped, down 7.6%, 9.8% and 7.2%, respectively for the month.

Metals

Gold futures continued to drop during the month, finishing lower by 1.3% at $1,084/oz. Silver futures also weakened, down 3.9% in January. Platinum and palladium futures strengthened during the month, finishing up 2.4% and 0.9%, respectively. Copper reversed its upward trend since September 2009 to finish lower by 8.9% for the month.

Agriculturals

The soybean complex dropped sharply in January. Soybean oil, soybeans and soybean meal dropped 11.4%, 12.9% and 10.6% respectively. Corn and wheat futures also dropped, down 14.0% and 12.5% in January. Cotton futures reversed its upward trend since September 2009 to finish lower by 8.7%. Sugar futures continued to climb, up 10.9% for January.

February 2010

Interest Rates

Global markets were jolted by events from the East and the West during February, both of which point towards a tightening of deflationary pressures on a large part of the world’s economy. The ongoing fiscal crisis in Greece dominated the markets until mid month. European Union leaders declared that the European Union (“EU”) member states would do whatever was required to preserve the Euro. Chinese monetary authorities announced mid month a surprise further tightening of monetary policy to prevent overheating and cool asset inflation. For the second time in a month, Chinese banks’ reserve requirements were increased to restrain their loan growth, which has fueled a potential new bubble. Being one of the largest economies in the world, behind the U.S. and Japan, China’s requirement on bank reserves could have a constraining effect on the market. U.S. and European interest rate futures, across the curve, finished slightly up for the month.

Currencies

The U.S. dollar index continued to strengthen during February, finishing up 1.1% for the month. The difficulties facing Greece and other European borrowers with large budget deficits put downward pressure on the Euro. The Euro continued to weaken against the U.S. Dollar, down 1.7% for the month. The Japanese Yen strengthened against the U.S. Dollar, up 1.5%. The Canadian Dollar and the Australian Dollar also strengthened against their U.S. counterpart, finishing higher by 1.8% and 1.3%, respectively, in February. The British Pound weakened against the U.S. Dollar, down 4.6% for the month.

Stock Indices

Most of the major U.S. and European stock indices finished higher in February. The DJIA, the S&P 500 Index and the NASDAQ Composite Index strengthened by 2.6%, 2.9% and 4.2%, respectively, for the month. In Europe, FTSE index futures finished higher by 4.8%, CAC-40 futures finished up by 0.4% and DAX index futures strengthened by 0.8%.

Energy

Most energy futures strengthened in February. Crude oil futures finished higher by 8.6% settling at $79.66/bbl. Gasoline and heating oil futures also strengthened, up 8.2% and 6.0%, respectively, for the month. Natural gas futures finished the month lower by 6.0%.

Metals

The recent crises in the Euro zone and increasing inflation expectations have been contributing to the rise in precious metal prices in February. Gold futures finished up 3.2% at $1,119/oz in February. Silver futures strengthened by 1.9%. Platinum, palladium and copper futures also strengthened during the month, finishing up 2.3%, 5.0% and 7.1%, respectively.

Agriculturals

The soybean complex finished higher in February. Corn and wheat futures also strengthened, up 5.8% and 6.3% for the month. Sugar futures reversed its upward trend, finishing lower by 17.5%. Cocoa futures also weakened during the month, down 9.7%. Cotton rallied during the February, finishing up 16.7%.

March 2010

Interest Rates

Some degree of optimism about the U.S. economy has resurfaced. Recent U.S. data suggests that economic activity has continued to strengthen and that the labor market is stabilizing. Household spending is expanding at a moderate rate, yet constrained by high unemployment, modest income growth, lower housing wealth, and tight credit. Business spending on equipment and software has risen significantly. However, employers remain reluctant to add to payrolls. To provide support to mortgage lending and housing markets the Federal Reserve has been purchasing $1.25 trillion of agency mortgage-backed securities and about $175 billion of agency debt over the last year. These purchases are coming to an end, as the last transactions were executed in March. The ongoing fiscal crisis in Greece continued to put pressure on Greek government bonds in March. Disagreement among Euro-zone countries over the implementation of the aid program contributed to the sharp yield increase on the 10-year Greek government bond. Some economists say the sharp rise in borrowing costs is contributing to a spiral that could eventually force Greece to a default. U.S. interest rate futures, across the curve, finished down for the month. European interest rate futures finished the month higher.

Currencies

The U.S. Dollar index continued to strengthen during March, finishing up 0.9% for the month. The Euro and the British Pound continued to weaken against the U.S. Dollar, down 0.9% and 0.4%, respectively, for the month. The Japanese Yen weakened as well against the U.S. Dollar, down 4.8%. The Canadian Dollar and the Australian Dollar continued to strengthened against their U.S. counterpart, finishing higher by 3.6% and 2.4%, respectively, in March.

Stock Indices

Most of the major U.S. and European stock indices finished higher in March. The DJIA, the S&P 500 Index and the NASDAQ Composite Index strengthened by 5.1%, 5.9% and 7.1%, respectively, for the month. In Europe, FTSE index futures finished higher by 6.3%, CAC-40 futures finished up by 7.2% and DAX index futures strengthened by 9.8%.

Energy

Most energy futures strengthened in March. Crude oil futures finished higher by 4.7% settling at $83.76/bbl. Gasoline and heating oil futures also strengthened, up 5.2% and 6.4%, respectively, for the month. Natural gas plummeted in March, finishing lower by 20.7%.

Metals

Gold futures finished slightly down in March, 0.5% at $1,114/oz. Silver futures strengthened by 6.1%. Platinum, palladium and copper futures also strengthened during the month, finishing up 6.6%, 10.7% and 8.2%, respectively.

Agriculturals

Rough rice, corn and wheat futures weakened significantly in March, down 11.2%, 13.2% and 11.3%, respectively, for the month. Sugar futures dropped significantly, finishing lower by 29.7%. Live cattle and feeder cattle futures, that have been on an upward trend since December last year, continued to strengthen, up 3.5% and 9.2%, respectively, for March.

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

Frontier Diversified Series

2010

The Frontier Diversified Series began trading operations on June 9, 2009. The Frontier Diversified Series – Class 1 NAV lost 1.4% for the three months ended March 31, 2010, net of fees and expenses; the Frontier Diversified Series – Class 2 NAV lost 0.9% for the three months ended March 31, 2010, net of fees and expenses.

For the period ended March 31, 2010 the Frontier Diversified Series recorded a net gain on investments of $351,430, net interest of $411,248, and total expenses of $1,027,738, resulting in a net decrease in Owners’ capital from operations of $268,401 after non-controlling interests of ($3,341). The NAV per Unit, Class 1, decreased from $96.80 at December 31, 2009, to $95.49 as of March 31, 2010. The NAV per Unit, Class 2, decreased from $97.77 at December 31, 2009, to $96.86 as of March 31, 2010. Total Class 1 subscriptions and redemptions for the period were $21,396,967 and $308,919, respectively. Total Class 2 subscriptions and redemptions for the period were $13,172,650 and $150,640, respectively. Ending capital at March 31, 2010, was $53,936,031 for Class 1 and $36,221,745 for Class 2. Ending capital at December 31, 2009, was $32,960,540 for Class 1 and $23,355,579 for Class 2. The Frontier Diversified Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2010, for additional information regarding these sectors.

Sector Attribution for the Frontier Diversified Series

Frontier Dynamic Series

2010

The Frontier Dynamic Series began trading operations on June 9, 2009. The Frontier Dynamic Series – Class 1 NAV lost 0.9% for the three months ended March 31, 2010, net of fees and expenses; the Frontier Dynamic Series – Class 2 NAV lost 0.5% for the three months ended March 31, 2010, net of fees and expenses.

For the period ended March 31, 2010 the Frontier Dynamic Series recorded a net gain on investments of $66,083, net interest of $113,354, and total expenses of $187,023, resulting in a net decrease in Owners’ capital from operations of $7,586. The NAV per Unit, Class 1, decreased from $91.43 at December 31, 2009, to $90.61 as of March 31, 2010. The NAV per Unit, Class 2, decreased from $92.25 at December 31, 2009, to $91.82 as of March 31, 2010. Total Class 1 subscriptions and redemptions for the period were $180,700 and $56,228, respectively. Total Class 2 subscriptions for the period were $81,667. There were no redemptions. Ending capital at March 31, 2010, was $723,986 for Class 1 and $371,484 for Class 2. Ending capital at December 31, 2009, was $606,255 for Class 1 and $290,662 for Class 2.

The Frontier Dynamic Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2010, for additional information regarding these sectors.

The Dynamic Series invests in an option market basket of which the underlying investments are not transparent to the Trust. Therefore there are no Sector Attribution charts for the Dynamic Series.

Frontier Long/Short Commodity Series

2010

The Frontier Long/Short Commodity Series – Class 1 NAV lost 2.3% for the three months ended March 31, 2010, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2 NAV lost 1.6% for the three months ended March 31, 2010, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 NAV lost 1.6% for the three months ended March 31, 2010, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 1 a NAV lost 2.1% for the three months ended March 31, 2010, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a NAV lost 1.8% for the three months ended March 31, 2010, net of fees and expenses.

For the three months ended March 31, 2010, the Frontier Long/Short Commodity Series recorded net loss on investments of $3,246,178, net interest of $209,285, and total expenses of $1,281,464, resulting in a net decrease in Owners’ capital from operations of $1,405,236 after non-controlling interests of $2,913,121. The NAV per Unit, Class 1, decreased from $113.77 at December 31, 2009, to $111.16 as of March 31, 2010. The NAV per Unit, Class 2, decreased from $127.49 at December 31, 2009, to $125.49 as of March 31, 2010. The NAV per Unit, Class 3, decreased from $127.49 at December 31, 2009, to $125.48 as of March 31, 2010. The NAV per Unit, Class 1a, decreased from $101.49 at December 31, 2009, to $99.31 as of March 31, 2010. The NAV per Unit, Class 2a, decreased from $102.48 at December 31, 2009, to $100.68 as of March 31, 2010. Total Class 1 subscriptions and redemptions for the three months were $33,460 and $5,735,673, respectively. Total Class 2 redemptions for the three months were $390,579. There were no subscriptions. Total Class 3 subscriptions and redemptions for the three months were $4,961,732 and $239,501, respectively. Total Class 1a subscriptions and redemptions for the three months were $697,792 and $7,501, respectively. Total Class 2a subscriptions for the three months were $488,729. There were no redemptions. Ending capital at March 31, 2010, was $38,910,666 for Class 1, $14,354,404 for Class 2, $10,863,008 for Class 3, $1,767,509 for Class 1a and $1,361,568 for Class 2a. Ending capital at December 31, 2009, was $45,759,225 for Class 1, $14,986,103 for Class 2, $6,140,056 for Class 3, $1,092,016 for Class 1a and $876,532 for Class 2a.

The Frontier Long/Short Commodity Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2010, for additional information regarding these sectors.

Sector Attribution for the Frontier Long/Short Commodity Series

2009

The Long/Short Commodity Series – Class 1 NAV gained 3.7% for the three months ended March 31, 2009, net of fees and expenses; the Long/Short Commodity Series – Class 2 NAV gained 4.5% for the three months ended March 31, 2009, net of fees and expenses.

For the three months ended March 31, 2009, the Long/Short Commodity Series recorded net gain on investments of $10,799,151, net interest of $367,274, and total expenses of $1,726,611, resulting in a net increase in Owners’ capital from operations of $2,244,293 after minority interests of ($7,195,521). The NAV per Unit, Class 1, increased from $100.39 at December 31, 2008, to

$104.14 as of March 31, 2009. The NAV per Unit, Class 2, increased from $109.28 at December 31, 2008, to $114.20 as of March 31, 2009. Total Class 1 subscriptions and redemptions for the three months were $3,407,247 and $3,226,448, respectively. Total Class 2 subscriptions and redemptions for the three months were $1,726,240 and $517,325, respectively. Ending capital at March 31, 2009, was $48,425,691 for Class 1 and $12,940,611 for Class 2. Ending capital at December 31, 2008, was $46,525,406 for Class 1 and $11,206,889 for Class 2.

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

Sector Attribution for the Frontier Long/Short Commodity Series

Frontier Masters Series

2010

The Frontier Masters Series began trading operations on June 9, 2009. The Frontier Masters Series – Class 1 NAV gained 0.3% for the three months ended March 31, 2010, net of fees and expenses; the Frontier Masters Series – Class 2 NAV gained 0.7% for the period ended March 31, 2010, net of fees and expenses.

For the period ended March 31, 2010 the Frontier Masters Series recorded a net gain on investments of $847,669, net interest of $210,672, and total expenses of $610,882, resulting in a net increase in Owners’ capital from operations of $447,459. The NAV per Unit, Class 1, increased from $94.46 at December 31, 2009, to $94.70 as of March 31, 2010. The NAV per Unit, Class 2, increased from $95.37 at December 31, 2009, to $96.03 as of March 31, 2010. Total Class 1 subscriptions and redemptions for the period were $7,376,112 and $21,328, respectively. Total Class 2 subscriptions and redemptions for the period were $11,252,613 and $187,148, respectively. Ending capital at March 31, 2010, was $11,118,740 for Class 1 and $19,917,415 for Class 2. Ending capital at December 31, 2009, was $14,723,330 for Class 1 and $8,563,857 for Class 2.

The Frontier Masters Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2010, for additional information regarding these sectors.

Sector Attribution for the Frontier Masters Series

Balanced Series

2010

The Balanced Series – Class 1 NAV lost 0.6% for the three months ended March 31, 2010, net of fees and expenses; the Balanced Series – Class 1a NAV lost 0.8% for the three months ended March 31, 2010, net of fees and expenses; the Balanced Series – Class 2 NAV gained 0.1% for the three months ended March 31, 2010, net of fees and expenses; the Balanced Series – Class 2a NAV lost 0.1% for the three months ended March 31, 2010, net of fees and expenses; the Balanced Series – Class 3a NAV lost 0.1% for the three months ended March 31, 2010, net of fees and expenses.

For the three months ended March 31, 2010, the Balanced Series recorded net loss on investments of $265,444, net interest of $205,160, and total expenses of $3,835,676, resulting in a net decrease in Owners’ capital from operations of $2,009,334 after non- controlling interests of $ 1,886,626. The NAV per Unit, Class 1, decreased from $118.54 at December 31, 2009, to $117.81 at March 31, 2010. For Class 1 a, the NAV per Unit decreased from $105.50 at December 31, 2009, to $104.66 at March 31, 2010. The NAV per Unit, Class 2, increased from $139.01 at December 31, 2009, to $139.18 at March 31, 2010. For Class 2a, the NAV per Unit decreased from $117.60 at December 31, 2009, to $117.53 at September 30, 2009. For Class 3a, the NAV per Unit decreased from $117.60 at December 31, 2009, to $117.54 at March 31, 2010. Total Class 1 subscriptions and redemptions for the three months were $176,783 and $6,482,776, respectively. Total Class 1a subscriptions and redemptions for the three month period were $15,991 and $2,214,384, respectively. Total Class 2 subscriptions and redemptions for the three months were $7,265 and $2,928,030, respectively. Total Class 2a redemptions for the three month period were $76,758. There were no subscriptions. Total Class 3a subscriptions and redemptions for the period were $1,712,203 and $87,309, respectively. Ending capital at March 31, 2010, was $277,807,329 for Class 1, $6,847,698 for Class 1a, $74,442,173 for Class 2, $3,216,036 for Class 2a and $2,816,314 for Class 3a. At December 31, 2009, ending capital was $286,024,307 for Class 1, $9,150,114 for Class 1a, $77,372,166 for Class 2, $3,298,566 for Class 2a, and $1,170,746 for Class 3a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2010, for additional information regarding these sectors.

2009

The Balanced Series – Class 1 NAV neither gained nor lost for the three months ended March 31, 2009, net of fees and expenses; the Balanced Series – Class 1a NAV lost 0.2% for the three months ended March 31, 2009, net of fees and expenses; the Balanced Series – Class 2 NAV gained 0.8% for the three months ended March 31, 2009, net of fees and expenses; the Balanced Series – Class 2a NAV gained 0.5% for the three months ended March 31, 2009, net of fees and expenses.

For the three months ended March 31, 2009, the Balanced Series recorded net gain on investments of $4,556,262, net interest of $99,001, and total expenses of $5,127,422, resulting in a net increase in Owners’ capital from operations of $247,088 after minority interests of $ 719,247. The NAV per Unit, Class 1, increased from $125.17 at December 31, 2008, to $125.21 at March 31, 2009. For Class 1a, the NAV per Unit decreased from $112.09 at December 31, 2008, to $111.86 at March 31, 2009. The NAV per Unit, Class 2, increased from $142.44 at December 31, 2008, to $143.54 March 31, 2009. For Class 2a, the NAV per Unit increased from $121.30 at December 31, 2008, to $121.95 at March 31, 2009. Total Class 1 subscriptions and redemptions for the three months were $39,926,756 and $8,463,922, respectively. Total Class 1a subscriptions and redemptions for the three month period were $1,900,154 and $233,504, respectively. Total Class 2 subscriptions and redemptions for the three months were $13,084,122 and $2,664,595, respectively. Total Class 2a subscriptions and redemptions for the three month period were $463,000 and $24,423, respectively. Ending capital at March 31, 2009, was $287,834,027 for Class 1, $9,770,203 for Class 1a, $77,983,054 for Class 2 and $2,330,389 for Class 2a. At December 31, 2008, ending capital was $256,550,829 for Class 1, $8,136,165 for Class 1a, $67,109,662 for Class 2 and $1,886,351 for Class 2a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2009, for additional information regarding these sectors.

Campbell/Graham/Tiverton Series

2010

The Campbell/Graham/Tiverton Series – Class 1 NAV lost 3.2% for the three months ended March 31, 2010, net of fees and expenses; the Campbell/Graham/Tiverton Series – Class 2 NAV lost 2.5% for the three months ended March 31, 2010, net of fees and expenses.

For the three months ended March 31, 2010, the Campbell/Graham/Tiverton Series recorded net loss on investments of $1,177,468, net interest of ($1,116), and total expenses of $1,166,380, resulting in a net decrease in Owners’ capital from operations of $2,522,861 after non-controlling interests of ($177,897). The NAV per Unit, Class 1, decreased from $104.65 at December 31, 2009, to $101.25 as of March 31, 2010. The NAV per Unit, Class 2, decreased from $121.10 at December 31, 2009, to $118.03 as of March 31, 2010. Total Class 1 subscriptions and redemptions for the three months ended March 31, 2010, were $39,414 and $1,659,964, respectively. Total Class 2 redemptions for the three months ended March 31, 2010, were $739,151. There were no subscriptions. Ending capital at March 31, 2010, was $65,562,540 for Class 1 and $8,917,258 for Class 2. Ending capital at December 31, 2009, was $69,447,366 for Class 1 and $9,914,994 for Class 2.

The Campbell/Graham/Tiverton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2010, for additional information regarding these sectors.

Sector Attribution for the Campbell/Graham/Tiverton Series

2009

The Campbell/Graham/Tiverton Series – Class 1 NAV lost 2.6% for the three months ended March 31, 2009, net of fees and expenses; the Campbell/Graham/Tiverton Series – Class 2 NAV lost 1.9% for the three months ended March 31, 2009, net of fees and expenses.

For the three months ended March 31, 2009, the Campbell/Graham/Tiverton Series recorded net loss on investments of $1,581,458, net interest of $144,150, and total expenses of $1,202,003, resulting in a net decrease in Owners’ capital from operations of $2,084,257 after minority interests of $555,054. The NAV per Unit, Class 1, decreased from $110.54 at December 31, 2008, to $107.63 as of March 31, 2009. The NAV per Unit, Class 2, decreased from $124.14 at December 31, 2008, to $121.77 as of March 31, 2009. Total Class 1 subscriptions for the three months ended March 31, 2009, were $5,956,208 and redemptions were $1,699,409. Total Class 2 subscriptions and redemptions for the three months ended March 31, 2009, were $2,622,444, and $578,007, respectively. Ending capital at March 31, 2009, was $72,323,161 for Class 1 and $9,658,747 for Class 2. Ending capital at December 31, 2008, was $69,957,155 for Class 1 and $7,807,774 for Class 2.

The Campbell/Graham/Tiverton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Campbell/Graham Series

Currency Series

2010

The Currency Series – Class 1 NAV gained 1.9% for the three months ended March 31, 2010, net of fees and expenses; the Currency Series – Class 2 NAV gained 2.7% for the three months ended March 31, 2010, net of fees and expenses.

For the three months ended March 31, 2010, the Currency Series recorded net gain on investments of $257,227, net interest of $37,458, and total expenses of $124,008, resulting in a net increase in Owners’ capital from operations of $170,677. The NAV per Unit, Class 1, increased from $78.00 at December 31, 2009, to $79.50 as of March 31, 2010. The NAV per Unit, Class 2, increased from $91.34 at December 31, 2009, to $93.79 as of March 31, 2010. Total Class 1 subscriptions and redemptions for the three months ending March 31, 2010 were $17,133, and $307,455, respectively. Total Class 2 redemptions for the three months ending March 31, 2010, was $1,438,466. There were no subscriptions. Ending capital at March 31, 2010, was $7,792,672 for Class 1 and $857,345 for Class 2. Ending capital at December 31, 2009, was $7,934,382 for Class 1 and $2,273,746 for Class 2.

The Currency Series may have both long and short exposure to the Currencies sector only. See comments above under Market Conditions for Three Months Ended March 31, 2010, for additional information regarding these sectors.

Because all returns are from the Currencies sector, there are no Sector Attribution charts for the Currency

Series. 2009

The Currency Series – Class 1 NAV lost 5.8% for the three months ended March 31, 2009, net of fees and expenses; the Currency Series – Class 2 NAV lost 5.1% for the three months ended March 31, 2009, net of fees and expenses.

For the three months ended March 31, 2009, the Currency Series recorded net loss on investments of $674,397, net interest of $18,768, and total expenses of $170,945, resulting in a net decrease in Owners’ capital from operations of $826,574. The NAV per Unit, Class 1, decreased from $96.19 at December 31, 2008, to $90.63 as of March 31, 2009. The NAV per Unit, Class 2, decreased from $109.30 at December 31, 2008, to $103.75 as of March 31, 2009. Total Class 1 subscriptions and redemptions for the three months ending March 31, 2009 were $299,089, and $619,586, respectively. Total Class 2 subscriptions and redemptions for the three months ending March 31, 2009, were $37,000 and $124,876, respectively. Ending capital at March 31, 2009, was $10,900,210 for Class 1 and $2,711,628 for Class 2. Ending capital at December 31, 2008, was $11,900,185 for Class 1 and $2,946,600 for Class 2.

The Currency Series may have both long and short exposure to the Currencies sector only. See comments above under Market Conditions for Three Months Ended March 31, 2009, for additional information regarding these sectors.

Because all returns are from the Currencies sector, there are no Sector Attribution charts for the Currency Series.

Long Only Commodity Series

2010

The Long Only Commodity Series – Class 1 NAV lost 4.1% for the three months ended March 31, 2010, net of fees and expenses; the Long Only Commodity Series – Class 2 NAV lost 3.6% for the three months ended March 31, 2010, net of fees and expenses.

For the three months ended March 31, 2010, the Long Only Commodity Series recorded net loss on investments of $169,833, net interest of $23,024, and total expenses of $36,737, resulting in a net increase in Owners’ capital from operations of $183,546. The NAV per Unit, Class 1, decreased from $83.59 at December 31, 2009 to $80.20 as of March 31, 2010. The NAV per Unit, Class 2, decreased from $90.30 at December 31, 2009, to $87.06 as of March 31, 2010. Total Class 1 subscriptions and redemptions for the three months were $233 and $222,156, respectively. Total Class redemptions for the three months were $22,533. There were no subscriptions. Ending capital at March 31, 2010, was $3,339,646 for Class 1 and $449,339 for Class 2. Ending capital at December 31, 2009, was $3,711,581 for Class 1 and $954,744 for Class 2.

The Long Only Commodity Series may have long-only exposure in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2010, for additional information regarding these sectors.

The Long Only Commodity Series invests approximately equally in the Jefferies Commodity Performance Index and the Reuters/Jefferies CRB Index. There are no Sector Attribution charts for the Long Only Commodity Series.

2009

The Long Only Commodity Series – Class 1 NAV lost 6.1% for the three months ended March 31, 2009, net of fees and expenses; the Long Only Commodity Series – Class 2 NAV lost 5.6% for the three months ended March 31, 2009, net of fees and expenses.

For the three months ended March 31, 2009, the Long Only Commodity Series recorded net loss on investments of $232,988, net interest of $18,837, and total expenses of $32,232, resulting in a net decrease in Owners’ capital from operations of $246,383. The NAV per Unit, Class 1, decreased from $70.31 at December 31, 2008 to $66.04 as of March 31, 2009. The NAV per Unit, Class 2, decreased from $74.46 at December 31, 2008, to $70.28 as of March 31, 2009. Total Class 1 subscriptions and redemptions for the three months were $312,915 and $209,374, respectively. Total Class 2 subscriptions and redemptions for the three months were $69,800 and $45,052, respectively. Ending capital at March 31, 2009, was $3,156,061 for Class 1 and $768,318 for Class 2. Ending capital at December 31, 2008, was $3,254,226 for Class 1 and $788,247 for Class 2

The Long Only Commodity Series may have long-only exposure in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2009, for additional information regarding these sectors.

The Long Only Commodity Series invests approximately equally in the Jefferies Commodity Performance Index and the Reuters/Jefferies CRB Index. There are no Sector Attribution charts for the Long Only Commodity Series.

Managed Futures Index Series

2010

The Managed Futures Index Series – Class 1 NAV lost 0.9% for the three months ended March 31, 2010, net of fees and expenses; the Managed Futures Index Series – Class 2 NAV lost 0.4% for the three months ended March 31, 2010, net of fees and expenses.

For the three months ended March 31, 2010 the Managed Futures Index Series recorded a net loss on investments of $39,308, net interest of $10,876, and total expenses of $41,069, resulting in a net decrease in Owners’ capital from operations of $69,501. The NAV per Unit, Class 1, decreased from $112.54 at December 31, 2009, to $111.54 as of March 31, 2010. The NAV per

Unit, Class 2, decreased from $121.28 at December 31, 2009, to $120.80 as of March 31, 2010. Total Class 1 redemptions for the three months were $80,973. There were no subscriptions. Total Class 2 subscriptions and redemptions for the three months were $2,000,000 and $19,713, respectively. Ending capital at March 31, 2010, was $1,734,680 for Class 1 and $3,868,342 for Class 2. Ending capital at December 31, 2009, was $1,831,435 for Class 1 and $1,941,774 for Class 2.

The Managed Futures Index Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2010, for additional information regarding these sectors.

Sector Attribution for the Managed Futures Index Series

2009

The Managed Futures Index Series – Class 1 NAV lost 6.4% for the three months ended March 31, 2009, net of fees and expenses; the Managed Futures Index Series – Class 2 NAV lost 6.0% for the three months ended March 31, 2009, net of fees and expenses.

For the three months ended March 31, 2009 the Managed Futures Index Series recorded a net loss on investments of $208,699, net interest of $14,579, and total expenses of $31,643, resulting in a net decrease in Owners’ capital from operations of $225,763. The NAV per Unit, Class 1, decreased from $132.18 at December 31, 2008, to $123.68 as of March 31, 2009. The NAV per Unit, Class 2, decreased from $139.70 at December 31, 2008, to $131.33 as of March 31, 2009. Total Class 1 subscriptions and redemptions for the three months were $368,574 and $482,939, respectively. Total Class 2 subscriptions and redemptions for the three months were $678,638. There were no redemptions. Ending capital at March 31, 2009, was $2,015,785 for Class 1 and $1,725,776 for Class 2. Ending capital at December 31, 2008, was $2,266,977 for Class 1 and $1,136,074 for Class 2.

The Managed Futures Index Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Managed Futures Index Series

Winton Series

2010

The Winton Series – Class 1 NAV gained 4.9% for the three months ended March 31, 2010, net of fees and expenses; the Winton Series – Class 2 NAV gained 5.7% for the three months ended March 31, 2010, net of fees and expenses.

For the three months ended March 31, 2010, the Winton Series recorded net gain on investments of $3,631,250, net interest of $28,507, and total expenses of $799,460, resulting in a net increase in Owners’ capital from operations of $2,860,297. The NAV per Unit, Class 1, increased from $117.57 at December 31, 2009, to $123.35 as of March 31, 2010. The NAV per Unit, Class 2, increased from $130.10 at December 31, 2009, to $137.51 as of March 31, 2010. Total Class 1 subscriptions for the three months were $63,725 and redemptions were $1,626,579. Total Class 2 redemptions for the three month period were $280,111. There were no subscriptions. Ending capital at March 31, 2010, was $48,940,862 for Class 1 and $10,478,649 for Class 2. Ending capital at December 31, 2009, was $48,198,317 for Class 1 and $10,203,862 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2010, for additional information regarding these sectors.

Sector Attribution for the Winton Series

2009

The Winton Series – Class 1 NAV lost 2.3% for the three months ended March 31, 2009, net of fees and expenses; the Winton Series – Class 2 NAV lost 1.6% for the three months ended March 31, 2009, net of fees and expenses.

For the three months ended March 31, 2009, the Winton Series recorded net loss on investments of $1,393,512, net interest of $204,074, and total expenses of $917,209, resulting in a net decrease in Owners’ capital from operations of $1,551,743 after minority interests of 554,904. The NAV per Unit, Class 1, decreased from $130.41 at December 31, 2008, to $127.43 as of March 31, 2009. The NAV per Unit, Class 2, decreased from $140.04 at December 31, 2008, to $137.86 as of March 31, 2009. Total Class 1 subscriptions for the three months were $79,311 and redemptions were $2,061,117. Total Class 2 subscriptions and redemptions for the three month period were $0, and $115,823, respectively. Ending capital at March 31, 2009, was $58,931,735 for Class 1 and $11,445,919 for Class 2. Ending capital at December 31, 2008, was $62,283,659 for Class 1 and $11,743,367 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Winton Series

Winton/Graham Series

2010

The Winton/Graham Series – Class 1 NAV lost 0.5% for the three months ended March 31, 2010, net of fees and expenses; the Winton/Graham Series – Class 2 NAV gained 0.2% for the three months ended March 31, 2010, net of fees and expenses.

For the three months ended March 31, 2010, the Winton/Graham Series recorded net loss on investments of $457,522, net interest of $82,233, and total expenses of $875,800, resulting in a net decrease in Owners’ capital from operations of $277,673, after non-controlling interest of $973,416. The NAV per Unit, Class 1, decreased from $ 110.06 at December 31, 2009, to $109.47 as of March 31, 2010. The NAV per Unit, Class 2, increased from $128.39 at December 31, 2009, to $128.65 as of March 31, 2010. Total Class 1 subscriptions and redemptions for the three months were $36,273 and $1,572,406, respectively. Total Class 2 redemptions for the three months were $281,214. There were no subscriptions. Ending capital at March 31, 2010, was $46,333,536 for Class 1 and $12,262,317 for Class 2. Ending capital at December 31, 2009, was $48,168,395 for Class 1 and $12,522,478 for Class 2.

The Winton/Graham Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2010, for additional information regarding these sectors.

Sector Attribution for the Winton/Graham Series

2009

The Winton/Graham Series – Class 1 NAV lost 2.6% for the three months ended March 31, 2009, net of fees and expenses; the Winton/Graham Series – Class 2 NAV lost 1.9% for the three months ended March 31, 2009, net of fees and expenses.

For the three months ended March 31, 2009, the Winton/Graham Series recorded net loss on investments of $924,910, net interest of $99,515, and total expenses of $625,166, resulting in a net decrease in Owners’ capital from operations of $1,450,561. The NAV per Unit, Class 1, decreased from $ 116.18 at December 31, 2008, to $113.12 as of March 31, 2009. The NAV per Unit, Class 2, decreased from $131.49 at December 31, 2008, to $128.99 as of March 31, 2009. Total Class 1 subscriptions and redemptions for the three months were $11,305,029 and $1,361,605, respectively. Total Class 2 subscriptions and redemptions for the three months were $360,401 and $419,044, respectively. Ending capital at March 31, 2009, was $44,529,423 for Class 1 and $14,100,026 for Class 2. Ending capital at December 31, 2008, was $35,760,835 for Class 1 and $14,434,394 for Class 2.

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

The Trading Companies’ and consequently the Series’ primary market risk exposures as well as the strategies used and to be used by the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust’s and the Managing Owner’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trading Companies and consequently the Trust. There can be no assurance that the Trading Companies’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or longterm. Investors must be prepared to lose all or substantially all of their investment in a Series.

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

In the case of market sensitive instruments that are not exchange-traded, including currencies and some energy products and metals, the margin requirements for the equivalent futures positions have been used as value at risk. In those cases in which a futures- equivalent margin is not available, dealers’ margins have been used.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of March 31, 2010 and December 31, 2009. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Frontier Diversified Series: (1)

MARKET SECTOR	March 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$1,320,031	1.3%	$810,969	1.2%

Currencies	$1,210,978	1.2%	$635,006	0.9%

Stock Indices	$2,159,187	2.1%	$1,117,679	1.7%

Metals	$572,902	0.6%	$219,940	0.3%

Agriculturals/Softs	$1,703,900	1.7%	$757,524	1.1%

Energy	$2,588,848	2.6%	$385,978	0.6%

Total:	$9,555,846	9.5%	$3,927,096	5.8%

Frontier Dynamic Series: (2)

MARKET SECTOR	March 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$—	0%	$—	0%

Currencies	$—	0%	$—	0%

Stock Indices	$—	0%	$—	0%

Metals	$—	0%	$—	0%

Agriculturals/Softs	$—	0%	$—	0%

Energy	$—	0%	$—	0%

Total:	$—	0%	$—	0%

Frontier Long/Short Commodity Series:

MARKET SECTOR	March 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$303,162	0.5%	$458,373	0.7%

Currencies	$168,226	0.3%	$123,312	0.2%

Stock Indices	$344,395	0.5%	$214,885	0.3%

Metals	$277,912	0.4%	$739,536	1.1%

Agriculturals/Softs	$4,563,397	6.8%	$3,885,971	5.6%

Energy	$13,092,345	19.5%	$2,532,008	3.7%

Total:	$18,749,437	28.0%	$7,954,085	11.6%

Frontier Masters Series: (3)

MARKET SECTOR	March 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$482,592	1.7%	$362,224	1.3%

Currencies	$560,443	2.0%	$273,070	1.0%

Stock Indices	$472,449	1.6%	$317,394	1.1%

Metals	$158,853	0.6%	$91,585	0.3%

Agriculturals/Softs	$139,070	0.5%	$186,311	0.7%

Energy	$108,156	0.4%	$65,552	0.2%

Total:	$1,921,563	6.8%	$1,296,136	4.6%

Balanced Series: (4), (5)

	March 31, 2010		December 31, 2009
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$6,038,957	1.7%	$8,664,284	2.3%

Currencies	$5,064,550	1.4%	$6,765,682	1.8%

Stock Indices	$13,272,981	3.6%	$14,042,370	3.7%

Metals	$2,753,230	0.8%	$1,954,885	0.5%

Agriculturals/Softs	$8,952,425	2.5%	$6,682,314	1.8%

Energy	$12,746,064	3.5%	$3,315,748	0.9%

Total:	$48,828,207	13.5%	$41,461,283	11.0%

Campbell/Graham/Tiverton Series:

	March 31, 2010		December 31, 2009
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$3,159,961	4.2%	$1,896,966	2.4%

Currencies	$4,117,114	5.5%	$2,228,877	2.8%

Stock Indices	$2,534,897	3.4%	$1,163,045	1.5%

Metals	$357,258	0.5%	$195,419	0.2%

Agriculturals/Softs	$992,788	1.3%	$755,928	1.0%

Energy	$430,053	0.6%	$133,992	0.2%

Total:	$11,592,071	15.5%	$6,374,227	8.1%

Currency Series: (6)

	March 31, 2010		December 31, 2009
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$—	0%	$—	0%

Currencies	$551,339	2.6%	$166,661	0.7%

Stock Indices	$—	0%	$—	0%

Metals	$—	0%	$—	0%

Agriculturals/Softs	$—	0%	$—	0%

Energy	$—	0%	$—	0%

Total:	$551,339	2.6%	$166,661	0.7%

Long Only Commodity Series:

	March 31, 2010		December 31, 2009
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$—	0.0%	$—	0.0%

Currencies	$—	0.0%	$—	0.0%

Stock Indices	$—	0.0%	$—	0.0%

Metals	$105,600	2.5%	$110,400	2.4%

Agriculturals/Softs	$149,600	3.5%	$156,400	3.4%

Energy	$184,800	4.4%	$193,200	4.1%

Total:	$440,000	10.4%	$460,000	9.9%

Managed Futures Index Series:

	March 31, 2010		December 31, 2009
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$193,967	3.5%	$85,348	2.3%

Currencies	$189,881	3.4%	$87,620	2.3%

Stock Indices	$96,402	1.7%	$95,314	2.5%

Metals	$12,508	0.2%	$5,542	0.1%

Agriculturals/Softs	$39,121	0.7%	$33,252	0.9%

Energy	$18,629	0.3%	$14,409	0.4%

Total:	$550,508	9.8%	$321,485	8.5%

Winton Series:

MARKET SECTOR	March 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$1,558,959	2.6%	$1,363,844	2.3%

Currencies	$2,665,362	4.5%	$1,337,445	2.3%

Stock Indices	$1,431,932	2.4%	$1,365,395	2.3%

Metals	$398,684	0.7%	$353,132	0.6%

Agriculturals/Softs	$566,744	1.0%	$577,065	1.0%

Energy	$260,174	0.4%	$60,996	0.1%

Total:	$6,881,855	11.6%	$5,057,877	8.6%

Winton/Graham Series:

	March 31, 2010		December 31, 2009
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$2,759,774	4.7%	$1,816,487	3.0%

Currencies	$4,415,246	7.5%	$2,252,403	3.7%

Stock Indices	$2,821,687	4.8%	$1,411,504	2.3%

Metals	$374,426	0.6%	$335,103	0.6%

Agriculturals/Softs	$1,176,249	2.0%	$975,542	1.6%

Energy	$479,322	0.8%	$148,812	0.2%

Total:	$12,026,704	20.4%	$6,939,851	11.4%

(1)	As of March 31, 2010 and December 31, 2009, a portion of the assets of the Frontier Diversified Series was invested in an Option basket of futures contracts with a notional value of $18,837,577 and $22,760,455, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(2)	As of March 31, 2010 and December 31, 2009, a portion of the assets of the Frontier Dynamic Series was invested in an Option basket of futures contracts with a notional value of $30,862,619 and $25,875,001, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(3)	As of March 31, 2010 and December 31, 2009, a portion of the assets of the Frontier Masters Series was invested in an Option basket of futures contracts with a notional value of $16,539,938 and $15,972,157, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(4)	As of March 31, 2010 and December 31, 2009, a portion of the assets of the Balanced Series was invested in the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series. The Balanced Series effective ownership in these Series as of March 31, 2010 was 59.3%, 10.8%, 96.2% and 30.3%, respectively. As of December 31, 2009 the Balanced Series effective ownership was 54.6%, 16.3%, 66.7% and 63.6%, respectively. Including its investment in this Series, total value at risk for the Balanced Series would be $50,764,222, or 13.9% of capitalization as of March 31, 2010 and $43,016,998, or 11.4% of capitalization as of December 31, 2009.
(5)	As of March 31, 2010 and December 31, 2009, a portion of the assets of the Balanced Series was invested in an Option basket of futures contracts with a notional value of $97,148,337 and $129,084,678, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(6)	As of March 31, 2010 and December 31, 2009, a portion of the assets of the Currency Series was invested in an Option basket of futures contracts with a notional value of $15,900,347 and $15,426,942, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held on behalf of the Series is typically many times the applicable maintenance margin requirement, which generally ranges between approximately 1 % and 10% of the contract’s face value, as well as many times the capitalization of the Series. The magnitude of each Series’ open positions creates a risk of loss not typically found in most other investment vehicles. Because of the size of their positions, certain market conditions, although unusual, but historically recurring from time to time, could cause a Series to incur severe losses over a short period of time. The value at risk tables above, as well as the past performance of the Series, gives no indication of this risk of loss.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of March 31, 2010, by market sector.

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

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13(a)-1 5(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the Trust and each Series as of March 31, 2010 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

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

The section entitled “Risk Factors” beginning on page 21 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-164629) is incorporated by reference into this section.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Registrant for the three months ended March 31, 2010. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Registrant claims an exemption from registration of each of the transactions listed below under Section 4(2) of the Securities Act, as a sale by an issuer not involving a public offering.

SERIES	DATE	UNITS	CONSIDERATION
FRONTIER DIVERSIFIED SERIES - 2	MARCH 15, 2010	2,313.8647	$220,000
FRONTIER MASTERS SERIES - 2	MARCH 15, 2010	1,907.3053	$180,000
FRONTIER DIVERSIFIED SERIES - 2	MARCH 30, 2010	1,296.3849	$125,000
FRONTIER MASTERS SERIES - 2	MARCH 30, 2010	52.0983	$5,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	OTHER INFORMATION.

None

ITEM 5.	EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the prospectus as Exhibit A) ****

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 1 3a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

31.2	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 1 3a-14(a) and 1 5(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.10	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.11	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.12	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

****	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the second, fourth or fifth post-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Frontier Fund
(Registrant)
Date: May 12, 2010
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
Date: May 12, 2010
	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton/Graham Series,
a Series of The Frontier Fund
(Registrant)

Date: May 12, 2010	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton Series,
a Series of The Frontier Fund
(Registrant)
Date: May 12, 2010
	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Campbell/Graham/Tiverton Series, a Series of The Frontier Fund
(Registrant)

Date: May 12, 2010	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Currency Series,
a Series of The Frontier Fund
(Registrant)
Date: May 12, 2010
	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long Only Commodity Series, a Series of The Frontier Fund
(Registrant)

Date: May 12, 2010	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Series, a Series of The Frontier Fund
(Registrant)

Date: May 12, 2010	By:	/s/ ROBERT J. ENCK
`		Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Index Series, a Series of The Frontier Fund
(Registrant)

Date: May 12, 2010	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Series,
a Series of The Frontier Fund
(Registrant)
Date: May 12, 2010
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
Date: May 12, 2010
	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Series,
a Series of The Frontier Fund
(Registrant)
Date: May 12, 2010
	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SUBSIDIARIES OF REGISTRANT

Name	State of Incorporation	Name Under Which Such Subsidiary Does Business

Frontier Trading Company I LLC	Delaware	Same

Frontier Trading Company II LLC	Delaware	Same

Frontier Trading Company III LLC	Delaware	Same

Frontier Trading Company V LLC	Delaware	Same

Frontier Trading Company VI, LLC	Delaware	Same

Frontier Trading Company VII, LLC	Delaware	Same

Frontier Trading Company VIII, LLC	Delaware	Same

Frontier Trading Company IX, LLC	Delaware	Same

Frontier Trading Company X, LLC	Delaware	Same

Frontier Trading Company XI, LLC	Delaware	Same

Frontier Trading Company XII, LLC	Delaware	Same

Beach Horizon Trading Company – Horizon Program, LLC	Delaware	Same

Frontier Trading Company XIV, LLC	Delaware	Same

Frontier Trading Company XV, LLC	Delaware	Same

QIM Trading Company – Global Program, LLC	Delaware	Same

Winton Trading Company – Diversified Program, LLC	Delaware	Same

Cantab Trading Company – Aristarchus Program, LLC	Delaware	Same

Tiverton Trading Company – Discretionary Program, LLC	Delaware	Same