Form 10-Q
period 2010-06-30
FRONTIER FUND; BALANCED SERIES, a series of The Frontier Fund; WINTON/GRAHAM SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; CAMPBELL/GRAHAM/TIVERTON SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; LONG ONLY COMMODITY SERIES, a series of The Frontier Fund; FRONTIER LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; MANAGED FUTURES INDEX SERIES, a series of The Frontier Fund; FRONTIER DIVERSIFIED SERIES, a series of The Frontier Fund
filed 2010-08-12
CIK 1261379, 1389122, 1389123, 1389124, 1389125, 1389126, 1389127, 1389128, 1389129, 1450720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2010

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF JUNE 30, 2010, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

The Frontier Fund

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Frontier Fund

Statements of Financial Condition

June 30, 2010 and December 31, 2009

					Frontier Long/Short
	Frontier Diversified Series (1)		Frontier Dynamic Series (1)		Commodity Series (2)
	6/30/2010	12/31/2009	6/30/2010	12/31/2009	6/30/2010	12/31/2009
	(Unaudited)		(Unaudited)		(Unaudited)

ASSETS

Cash and cash equivalents	$10,965,645	$9,509,091	$1,785,889	$2,262,363	$4,564,575	$5,387,525
U.S. Treasury securities, at fair value	14,248,354	7,765,643	2,685,869	2,739,153	7,100,345	6,554,990
Custom time deposits	78,611,520	38,386,489	14,818,568	13,539,957	39,174,275	32,402,086
Receivable from futures commission merchants	—	—	—	—	—	23,781,708
Open trade equity	—	—	—	—	—	—
Swap contracts	8,152,729	8,550,639	9,824,241	10,027,253	—	—
Investments in unconsolidated trading companies	9,524,789	3,966,809	—	—	14,097,700	1,357,682
Prepaid service fees - Class 1	534,923	424,337	3,625	180	37,722	60,881
Interest receivable	191,518	107,790	36,102	38,020	95,439	90,985
Receivable from related parties	402,859	279,820	59	30	—	—
Other assets	223	—	151	—	933	—

Total Assets	$122,632,560	$68,990,618	$29,154,504	$28,606,956	$65,070,989	$69,635,857

LIABILITIES & CAPITAL

LIABILITIES
Inter-series payables	$—	$10,962,073	$27,416,459	$27,676,116	$—	$—
Open trade deficit	—	—	—	—	—	518,490
Pending owner additions	1,517,510	1,461,241	—	—	18,500	—
Owner redemptions payable	129,200	—	—	—	76,957	212
Incentive fees payable to Managing Owner	777,814	132,434	—	—	571,816	278,267
Management fees payable to Managing Owner	48,649	28,225	—	—	188,043	144,346
Interest payable to Managing Owner	33,050	12,179	6,904	4,048	19,779	9,939
Trading fees payable to Managing Owner	153,114	73,768	40,574	28,591	29,070	15,480
Trailing service fees payable to Managing Owner	1,455	607	30	—	78,238	63,507
Payables to related parties	2,830	—	—	—	935	35,524
Other liabilities	341	3,972	—	1,284	—	2,961

Total Liabilities	2,663,963	12,674,499	27,463,967	27,710,039	983,338	1,068,726

CAPITAL
Managing Owner Units - Class 1	26,816	26,621	24,692	25,142	—	—
Managing Owner Units - Class 1a	—	—	—	—	26,423	27,911
Managing Owner Units - Class 2	1,180,936	543,790	25,132	25,370	1,042,214	1,089,327
Managing Owner Units - Class 2a	—	—	—	—	26,905	28,183
Limited Owner Units - Class 1	69,027,550	32,933,919	1,283,932	581,113	35,521,864	45,759,225
Limited Owner Units - Class 1a	—	—	—	—	2,843,181	1,064,105
Limited Owner Units - Class 2	49,733,295	22,811,789	356,781	265,292	12,207,159	13,896,776
Limited Owner Units - Class 2a	—	—	—	—	1,559,559	848,349
Limited Owner Units - Class 3	—	—	—	—	10,860,346	6,140,056

Total Owners’ Capital	119,968,597	56,316,119	1,690,537	896,917	64,087,651	68,853,932

Non-Controlling Interests	—	—	—	—	—	(286,801)

Total Capital	119,968,597	56,316,119	1,690,537	896,917	64,087,651	68,567,131

Total Liabilities and Capital	$122,632,560	$68,990,618	$29,154,504	$28,606,956	$65,070,989	$69,635,857

Units Outstanding
Class 1	708,160	340,489	14,574	6,631	331,214	402,206
Class 1a	N/A	N/A	N/A	N/A	29,866	10,759
Class 2	512,502	238,874	4,179	3,151	108,620	117,544
Class 2a	N/A	N/A	N/A	N/A	16,216	8,553
Class 3	N/A	N/A	N/A	N/A	89,038	48,162

Net Asset Value per Unit
Class 1	$97.51	$96.80	$89.79	$91.43	$107.25	$113.77
Class 1a	N/A	N/A	N/A	N/A	$96.08	$101.49
Class 2	$99.34	$97.77	$91.39	$92.25	$121.98	$127.49
Class 2a	N/A	N/A	N/A	N/A	$97.84	$102.48
Class 3	N/A	N/A	N/A	N/A	$121.97	$127.49

(1)	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009
(2)	The Frontier Long/Short Commodity Class 3 Units began trading operations on May 29, 2009 and the Class 1a and 2a Units began trading on June 8, 2009.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Financial Condition

June 30, 2010 and December 31, 2009

	Frontier Masters Series (1)		Balanced Series (2)		Campbell/Graham/Tiverton Series
	6/30/2010	12/31/2009	6/30/2010	12/31/2009	6/30/2010	12/31/2009
	(Unaudited)		(Unaudited)		(Unaudited)

ASSETS

Cash and cash equivalents	$5,880,424	$5,976,679	$18,129,584	$24,729,568	$3,613,894	$5,851,963
U.S. Treasury securities, at fair value	7,291,393	3,383,444	26,285,348	31,833,998	5,895,267	7,367,693
Custom time deposits	40,228,326	16,724,760	145,022,444	157,359,203	32,525,573	36,419,374
Receivable from futures commission merchants	—	—	68,751,245	71,161,299	9,856,890	—
Open trade equity	—	—	11,534,627	10,933,646	61,527	—
Swap contracts	16,303,178	15,972,156	42,316,383	41,020,535	—	—
Investments in unconsolidated trading companies	1,823,592	1,282,798	20,377,079	303,102	15,945,360	30,057,520
Inter-series receivables	—	—	58,376,445	69,089,082	—	—
Prepaid service fees - Class 1	235,862	167,524	—	487,875	—	65,009
Interest receivable	98,007	46,963	353,313	441,867	79,241	102,266
Receivable from related parties	32,346	179,715	—	296,789	286	200
Other assets	114	—	20,330	—	494	—

Total Assets	$71,893,242	$43,734,039	$391,166,798	$407,656,964	$67,978,532	$79,864,025

LIABILITIES & CAPITAL

LIABILITIES
Inter-series payables	$18,186,485	$18,184,135	$—	$—	$—	$—
Pending owner additions	1,120,300	2,182,469	—	—	—	—
Owner redemptions payable	—	—	262,198	667,616	5,791	—
Incentive fees payable to Managing Owner	54,614	—	3,495,684	1,306,596	—	—
Management fees payable to Managing Owner	24,878	29,929	41,083	208,736	134,938	94,011
Interest payable to Managing Owner	17,140	6,094	122,211	74,715	70,426	58,113
Trading fees payable to Managing Owner	127,909	40,976	21,236	103,317	19,469	17,084
Trailing service fees payable to Managing Owner	2,179	1,313	272,440	85,599	111,946	86,041
Payables to related parties	—	—	60,332	270,000	168,632	245,936
Other liabilities	73	1,936	756	5,689	146	480

Total Liabilities	19,533,578	20,446,852	4,275,940	2,722,268	511,348	501,665

CAPITAL
Managing Owner Units - Class 1	25,757	25,977	—	—	—	—
Managing Owner Units - Class 1a	—	—	—	—	—	—
Managing Owner Units - Class 2	487,156	210,351	2,418,397	3,697,180	122,683	125,510
Managing Owner Units - Class 2a	—	—	150,044	145,517	—	—
Limited Owner Units - Class 1	30,307,403	14,697,353	278,159,303	286,024,307	62,735,686	69,447,366
Limited Owner Units - Class 1a	—	—	6,016,489	9,150,114	—	—
Limited Owner Units - Class 2	21,539,348	8,353,506	72,953,038	73,674,986	8,275,948	9,789,484
Limited Owner Units - Class 2a	—	—	3,129,365	3,153,049	—	—
Limited Owner Units - Class 3a	—	—	3,236,511	1,170,746	—	—

Total Owners’ Capital	52,359,664	23,287,187	366,063,147	377,015,899	71,134,317	79,362,360

Non-Controlling Interests	—	—	20,827,711	27,918,797	(3,667,133)	—

Total Capital	52,359,664	23,287,187	386,890,858	404,934,696	67,467,184	79,362,360

Total Liabilities and Capital	$71,893,242	$43,734,039	$391,166,798	$407,656,964	$67,978,532	$79,864,025

Units Outstanding
Class 1	323,863	155,864	2,300,918	2,412,953	622,522	663,631
Class 1a	N/A	N/A	56,139	86,734	N/A	N/A
Class 2	230,920	89,793	523,781	556,577	70,953	81,877
Class 2a	N/A	N/A	27,044	28,048	N/A	N/A
Class 3a	N/A	N/A	26,689	9,955	N/A	N/A

Net Asset Value per Unit
Class 1	$93.66	$94.46	$120.89	$118.54	$100.78	$104.65
Class 1a	N/A	N/A	$107.17	$105.50	N/A	N/A
Class 2	$95.39	$95.37	$143.90	$139.01	$118.37	$121.10
Class 2a	N/A	N/A	$121.26	$117.60	N/A	N/A
Class 3a	N/A	N/A	$121.27	$117.60	N/A	N/A

(1)	The Frontier Masters Series began trading operations on June 9, 2009
(2)	The Balanced Series Class 3a Units began trading operations on June 3, 2009

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Financial Condition

June 30, 2010 and December 31, 2009

			Long Only		Managed Futures
	Currency Series		Commodity Series		Index Series
	6/30/2010	12/31/2009	6/30/2010	12/31/2009	6/30/2010	12/31/2009
	(Unaudited)		(Unaudited)		(Unaudited)

ASSETS

Cash and cash equivalents	$1,355,527	$2,043,698	$324,286	$691,771	$125,568	$332,007
U.S. Treasury securities, at fair value	1,945,684	2,514,501	470,713	571,339	18,090	417,851
Custom time deposits	10,734,796	12,429,474	2,597,033	2,824,195	99,807	2,065,485
Receivable from futures commission merchants	1,032,783	489,483	—	—	—	—
Open trade equity	33,555	19,464	—	—	—	—
Swap Contracts	5,546,078	4,992,959	417,228	584,391	—	—
Investments in unconsolidated trading companies	—	—	—	—	5,469,759	975,271
Prepaid service fees - Class 1	—	2,852	—	1,065	—	3,342
Interest receivable	26,153	34,902	6,327	7,930	243	5,800
Receivable from related parties	—	—	—	—	—	98
Other assets	1,414	—	61	—	76	—

Total Assets	$20,675,990	$22,527,333	$3,815,648	$4,680,691	$5,713,543	$3,799,854

LIABILITIES & CAPITAL

LIABILITIES
Inter-series payables	$12,773,501	$12,266,758	$—	$—	$—	$—
Owner redemptions payable	3,857	—	—	—	—	—
Management fees payable to Managing Owner	9,672	8,537	3,988	4,891	10,256	7,105
Interest payable to Managing Owner	16,881	14,271	1,688	1,913	87	1,405
Trading fees payable to Managing Owner	5,941	5,570	1,540	1,904	2,297	1,636
Trailing service fees payable to Managing Owner	12,230	13,629	4,904	5,301	2,809	2,083
Payables to related parties	70,424	10,004	80,003	152	—	14,235
Other liabilities	1,399	436	72	205	—	181

Total Liabilities	12,893,905	12,319,205	92,195	14,366	15,449	26,645

CAPITAL
Managing Owner Units - Class 2	2,782	574,384	40,516	133,513	2,292,416	259,205
Limited Owner Units - Class 1	6,990,880	7,934,382	3,002,832	3,711,581	1,728,493	1,831,435
Limited Owner Units - Class 2	788,423	1,699,362	680,105	821,231	1,677,185	1,682,569

Total Owners’ Capital	7,782,085	10,208,128	3,723,453	4,666,325	5,698,094	3,773,209

Non-Controlling Interests	—	—	—	—	—	—

Total Capital	7,782,085	10,208,128	3,723,453	4,666,325	5,698,094	3,773,209

Total Liabilities and Capital	$20,675,990	$22,527,333	$3,815,648	$4,680,691	$5,713,543	$3,799,854

Units Outstanding
Class 1	87,360	101,722	39,928	44,405	15,029	16,274
Class 2	8,319	24,894	8,783	10,574	31,712	16,011

Net Asset Value per Unit
Class 1	$80.02	$78.00	$75.21	$83.59	$115.01	$112.54
Class 2	$95.11	$91.34	$82.05	$90.30	$125.18	$121.28

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Financial Condition

June 30, 2010 and December 31, 2009

	Winton Series		Winton/Graham Series
	6/30/2010	12/31/2009	6/30/2010	12/31/2009
	(Unaudited)		(Unaudited)

ASSETS

Cash and cash equivalents	$4,661,748	$5,299,857	$4,214,764	$6,159,468
U.S. Treasury securities, at fair value	7,165,414	7,125,185	6,864,153	7,598,224
Custom time deposits	39,533,274	35,220,629	37,871,142	37,558,918
Receivable from futures commission merchants	—	—	12,576,596	13,010,250
Open trade equity	—	—	—	810,189
Investments in unconsolidated trading companies	8,994,438	11,033,691	3,929,146	2,889,071
Prepaid service fees - Class 1	—	—	—	105,448
Interest receivable	96,313	98,900	92,264	105,466
Receivable from related parties	—	—	—	470
Other assets	466	—	501	—

Total Assets	$60,451,653	$58,778,262	$65,548,566	$68,237,504

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit	$—	$—	$421,957	$—
Owner redemptions payable	33,420	—	—	—
Management fees payable to Managing Owner	91,699	63,259	111,346	79,384
Interest payable to Managing Owner	69,050	51,341	65,717	54,167
Trading fees payable to Managing Owner	16,687	13,271	16,163	12,080
Trailing service fees payable	92,296	74,866	84,102	52,712
Payables to related parties	56,357	172,556	419	3,800
Other liabilities	235	790	—	903

Total Liabilities	359,744	376,083	699,704	203,046

CAPITAL
Managing Owner Units - Class 1	—	—		—
Managing Owner Units - Class 2	213,570	455,282	56,137	54,990
Limited Owner Units - Class 1	49,323,862	48,198,317	45,625,722	48,168,395
Limited Owner Units - Class 2	10,554,477	9,748,580	11,978,105	12,467,488

Total Owners’ Capital	60,091,909	58,402,179	57,659,964	60,690,873

Non-Controlling Interests	—	—	7,188,898	7,343,585

Total Capital	60,091,909	58,402,179	64,848,862	68,034,458

Total Liabilities and Capital	$60,451,653	$58,778,262	$65,548,566	$68,237,504

Units Outstanding
Class 1	388,757	409,951	412,163	437,653
Class 2	75,563	78,429	91,816	97,534

Net Asset Value per Unit
Class 1	$126.88	$117.57	$110.70	$110.06
Class 2	$142.50	$130.10	$131.07	$128.39

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedule of Investments

June 30, 2010 (Unaudited)

	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series		Frontier Masters Series
		% of Capital		% of Capital		% of Capital		% of Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)

LONG FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

LONG OPTIONS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS

Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT OPTIONS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SWAPS (1)	$8,152,729	6.80%	$9,824,241	581.13%	$—	0.00%	$16,303,178	31.14%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value

$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	7,026,774	5.85%	1,324,574	78.36%	3,501,634	5.38%	3,595,852	6.87%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	7,221,580	6.02%	1,361,295	80.52%	3,598,711	5.53%	3,695,541	7.06%

		$14,248,354	11.87%	$2,685,869	158.88%	$7,100,345	10.91%	$7,291,393	13.93%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	6,503,199		1,225,878		3,240,722		3,327,920
	US Treasury Note 4.000% due 02/15/2015	6,538,833		1,232,595		3,258,480		3,346,155

		$13,042,032		$2,458,473		$6,499,202		$6,674,075

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	6,792,795		1,280,468		3,385,036		3,476,116
	US Treasury Note 4.000% due 02/15/2015	6,773,311		1,276,795		3,375,327		3,466,146

		$13,566,106		$2,557,263		$6,760,363		$6,942,262

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedule of Investments

June 30, 2010 (Unaudited)

	Balanced Series		Campbell/Graham/Tiverton Series		Currency Series		Long Only Series
		% of Capital		% of Capital		% of Capital		% of Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)

LONG FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$(21,400)	-0.01%	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	(7,850,596)	-2.03%	13	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	(74,827)	-0.02%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	831,765	0.21%	136,725	0.20%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(452,788)	-0.12%	(75,475)	-0.11%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	(29,835)	-0.01%	(42,625)	-0.06%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	1,343,493	0.35%	214,164	0.32%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	122,845	0.03%	71,914	0.11%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	1,795,798	0.46%	246,836	0.37%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	381,139	0.57%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	267,531	0.07%	36,450	0.05%	—	0.00%	—	0.00%
Various precious metals futures contracts (Europe)	(29,150)	-0.01%	(10,275)	-0.02%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	4,120,402	1.07%	12,919	0.02%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	(348)	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	(2,455)	0.00%	(1,077)	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	(19,754)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(1,201,318)	-0.31%	(121,283)	-0.18%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	(3,973)	-0.01%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(210,915)	-0.05%	(244,031)	-0.36%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	(446,307)	-0.12%	(87,988)	-0.13%	—	0.00%	—	0.00%

Total Long Futures Contracts	$(1,857,511)	-0.50%	$513,085	0.77%	$—	0.00%	$—	0.00%

LONG OPTIONS *	$3,064,820	0.81%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$268,620	0.07%	$4,738	0.01%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	9,674,057	2.50%	(18,430)	-0.03%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	(1,512,954)	-0.39%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	12,021	0.00%	25,010	0.04%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	140,235	0.04%	4,410	0.01%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(111,642)	-0.03%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	(20,374)	-0.03%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(19,752)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	713,789	0.18%	(5,409)	-0.01%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	(611,699)	-0.16%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(108,734)	-0.03%	(37,339)	-0.06%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	119	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	425	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	36,779	0.01%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	242,465	0.06%	649	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	156,103	0.04%	36,790	0.05%	—	0.00%	—	0.00%

Total Short Futures Contracts	$8,879,832	2.28%	$(9,955)	-0.02%	$—	0.00%	$—	0.00%

SHORT OPTIONS *	$1,621,902	0.43%	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *	$(174,416)	-0.05%	$(441,603)	-0.66%	$33,555	0.43%	$—	0.00%

Total Open Trade Equity	$11,534,627	2.97%	$61,527	0.09%	$33,555	0.43%	$—	0.00%

SWAPS (1)	$42,316,383	10.94%	$—	0.00%	$5,546,078	71.27%	$417,228	11.21%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value

$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	12,962,985	3.35%	2,907,333	4.31%	959,541	12.33%	232,139	6.23%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	13,322,363	3.44%	2,987,934	4.43%	986,143	12.67%	238,574	6.41%

		$26,285,348	6.79%	$5,895,267	8.74%	$1,945,684	25.00%	$470,713	12.64%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	11,997,094		2,690,703		888,044		214,842
	US Treasury Note 4.000% due 02/15/2015	12,062,832		2,705,447		892,910		216,019

		$24,059,926		$5,396,150		$1,780,954		$430,861

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	12,531,340		2,810,524		927,590		224,409
	US Treasury Note 4.000% due 02/15/2015	12,495,398		2,802,463		924,930		223,765

		$25,026,738		$5,612,987		$1,852,520		$448,174

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedule of Investments

June 30, 2010 (Unaudited)

	Managed Futures Index Series		Winton Series		Winton/Graham Series
		% of Capital		% of Capital		% of Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)

LONG FUTURES CONTRACTS

Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(5,282)	-0.01%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	35,136	0.05%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(176)	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	316,222	0.49%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(223,984)	-0.35%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	(233,595)	-0.36%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	167,763	0.26%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	245,264	0.38%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	18,324	0.03%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(32,681)	-0.05%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	(1,002)	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(126,553)	-0.20%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	(4,887)	-0.01%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	(102,794)	-0.16%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$51,755	0.07%

LONG OPTIONS *	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS

Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(27,828)	-0.04%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	2,070	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	(24,277)	-0.04%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	263,596	0.41%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	144,320	0.22%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	138,993	0.22%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	(45,582)	-0.07%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	(31,915)	-0.05%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(104,765)	-0.16%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	207	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	9,762	0.02%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	24,464	0.04%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$349,045	0.55%

SHORT OPTIONS *	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$(822,757)	-1.27%

Total Open Trade Equity	$—	0.00%	$—	0.00%	$(421,957)	-0.65%

SWAPS (1)	$—	0.00%	$—	0.00%	$—	0.00%

FACE VALUE		Fair Value		Fair Value		Fair Value

$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	8,921	0.16%	3,533,724	5.88%	3,385,152	5.22%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	9,169	0.16%	3,631,690	6.04%	3,479,001	5.36%

		$18,090	0.32%	$7,165,414	11.92%	$6,864,153	10.58%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	8,257		3,270,421		3,132,920
	US Treasury Note 4.000% due 02/15/2015	8,302		3,288,341		3,150,087

		$16,559		$6,558,762		$6,283,007

		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	8,624		3,416,057		3,272,433
	US Treasury Note 4.000% due 02/15/2015	8,600		3,406,259		3,263,047

		$17,224		$6,822,316		$6,535,480

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.

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

The Frontier Fund

Statements of Operations

For the Three Months Ended June 30, 2010 and 2009

	Frontier Diversified		Frontier Dynamic		Frontier Long/Short
	Series (1)		Series (1)		Commodity Series (2)
	(Unaudited)		(Unaudited)		(Unaudited)
	6/30/2010	6/30/2009	6/30/2010	6/30/2009	6/30/2010	6/30/2009

Investment Income:
Interest - net	$516,293	$35,275	$109,808	$30,195	$292,623	$276,765

Total Income	516,293	35,275	109,808	30,195	292,623	276,765

Expenses:
Incentive Fees	853,906	42,026	—	—	588,335	589,720
Management Fees	241,917	13,238	—	—	824,235	687,733
Service Fees - Class 1	330,137	5,252	21,908	4,497	299,535	377,517
Trading Fees	600,952	49,469	170,249	42,325	100,037	86,265

Total Expenses	2,026,912	109,985	192,157	46,822	1,812,142	1,741,235

Investment gain/(loss) - net	(1,510,619)	(74,710)	(82,349)	(16,627)	(1,519,519)	(1,464,470)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	(168,854)	—	—	—	—	(7,191,786)
Net change in open trade equity	(408,195)	—	—	—	—	14,722,306
Net unrealized gain/(loss) on swap contracts	(145,531)	(372,611)	(122,356)	(882,131)	—	—
Net unrealized gain/(loss) on U.S. Treasury Securities	296,900	58,261	63,070	49,713	175,142	(254,132)
Trading commissions	(6,538)	—	—	—	—	(619,903)
Net change in inter-series payables	(279,623)	625,551	130,448	847,463	—	—
Equity in earnings/(loss) from unconsolidated trading companies	4,087,296	(237,502)	—	—	(766,001)	(32,753)

Net gain/(loss) on investments	3,375,455	73,699	71,162	15,045	(590,859)	6,623,732

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$1,864,836	$(1,011)	$(11,187)	$(1,582)	$(2,110,378)	$5,159,262

Less: Operations attributable to Non-controlling interests	(160,346)	—	—	—	—	1,986,844

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$2,025,182	$(1,011)	$(11,187)	$(1,582)	$(2,110,378)	$3,172,418

NET INCOME/(LOSS) PER UNIT
Class 1	$2.02	$(1.89)	$(0.82)	$(2.93)	$(3.91)	$5.04
Class 1a	N/A	N/A	N/A	N/A	$(3.23)	$6.32
Class 2	$2.48	$(1.79)	$(0.43)	$(2.82)	$(3.51)	$(2.47)
Class 2a	N/A	N/A	N/A	N/A	$(2.84)	$(2.36)
Class 3	N/A	N/A	N/A	N/A	$(3.51)	$(2.19)

(1)	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009
(2)	Frontier Long/Short Commodity Series Class 3 Units began trading operations on May 29, 2009 and Class 1a and 2a Units began trading on June 8, 2009

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended June 30, 2010 and 2009

	Frontier Masters Series (1)		Balanced Series (2)		Campbell/Graham/Tiverton Series
	(Unaudited)		(Unaudited)		(Unaudited)
	6/30/2010	6/30/2009	6/30/2010	6/30/2009	6/30/2010	6/30/2009

Investment Income:
Interest - net	$267,906	$28,348	$81,959	$304,159	$1,710	$53,032

Total Income	267,906	28,348	81,959	304,159	1,710	53,032

Expenses:
Incentive Fees	22,281	9,073	4,979,205	1,833,589	—	—
Management Fees	241,703	25,087	540,618	460,512	593,711	534,829
Service Fees - Class 1	151,944	4,226	2,168,354	2,358,434	483,698	543,332
Trading Fees	382,310	39,752	452,223	520,434	90,567	104,223

Total Expenses	798,238	78,138	8,140,400	5,172,969	1,167,976	1,182,384

Investment gain/(loss) - net	(530,332)	(49,790)	(8,058,441)	(4,868,810)	(1,166,266)	(1,129,352)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	—	—	3,392,174	(4,409,805)	917,032	(969,654)
Net change in open trade equity	—	—	3,786,125	(605,173)	(680,432)	(574,128)
Net unrealized gain/(loss) on swap contracts	(259,762)	(189,598)	57,268	(1,553,165)	—	—
Net unrealized gain/(loss) on U.S. Treasury Securities	157,215	46,927	619,119	(1,665,684)	144,212	(325,742)
Trading commissions	—	—	(1,008,169)	(326,688)	(24,888)	(25,981)
Net change in inter-series receivables	—	—	204,205	—	—	—
Net change in inter-series payables	122,674	538,696	—	(2,348,959)	—	—
Equity in earnings/(loss) from unconsolidated trading companies	22,775	(347,322)	13,303,385	(213,346)	624,829	(2,089,370)

Net gain/(loss) on investments	42,902	48,703	20,354,107	(11,122,820)	980,753	(3,984,875)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(487,430)	$(1,087)	$12,295,666	$(15,991,630)	$(185,513)	$(5,114,227)

Less: Operations attributable to Non-controlling interests	—	—	2,096,308	(3,203,271)	58,702	(781,472)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(487,430)	$(1,087)	$10,199,358	$(12,788,359)	$(244,215)	$(4,332,755)

NET INCOME/(LOSS) PER UNIT
Class 1	$(1.04)	$(2.03)	$3.08	$(4.15)	$(0.47)	$(5.60)
Class 1a	N/A	N/A	$2.51	$(3.72)	N/A	N/A
Class 2	$(0.64)	$(1.92)	$4.72	$(3.70)	$0.34	$(5.48)
Class 2a	N/A	N/A	$3.73	$(3.22)	N/A	N/A
Class 3a	N/A	N/A	$3.73	$(3.23)	N/A	N/A

(1)	The Frontier Masters Series began trading operations on June 9, 2009
(2)	The Balanced Series Class 3 Units began trading operations on June 3, 2009

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended June 30, 2010 and 2009

	Currency Series		Long Only Commodity Series		Managed Futures Index Series
	(Unaudited)		(Unaudited)		(Unaudited)
	6/30/2010	6/30/2009	6/30/2010	6/30/2009	6/30/2010	6/30/2009

Investment Income:
Interest - net	$30,308	$16,158	$20,558	$17,611	$4,538	$17,469

Total Income	30,308	16,158	20,558	17,611	4,538	17,469

Expenses:
Management Fees	40,779	39,460	12,768	12,996	30,696	18,109
Service Fees - Class 1	55,456	78,665	15,873	17,206	8,558	10,451
Trading Fees	25,847	35,574	4,930	5,139	6,919	4,957

Total Expenses	122,082	153,699	33,571	35,341	46,173	33,517

Investment gain/(loss) - net	(91,774)	(137,541)	(13,013)	(17,730)	(41,635)	(16,048)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	239,657	(122,528)	—	—	—	—
Net realized gain/(loss) on swap contracts	—	—	(257,852)	584,205	—	—
Net change in open trade equity	(31,382)	125,362	—	—	—	—
Net unrealized gain/(loss) on swap contracts	82,761	(502,622)	—	—	—	—
Net unrealized gain/(loss) on U.S. Treasury Securities	47,883	(105,776)	11,782	(15,938)	1,741	(15,812)
Net change in inter-series payables	(177,705)	337,249	—	—	—	—
Equity in earnings/(loss) from unconsolidated trading companies	—	—	—	—	234,570	(35,774)

Net gain/(loss) on investments	161,214	(268,315)	(246,070)	568,267	236,311	(51,586)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$69,440	$(405,856)	$(259,083)	$550,537	$194,676	$(67,634)

NET INCOME/(LOSS) PER UNIT
Class 1	$0.52	$(2.85)	$(4.99)	$9.09	$3.47	$(2.87)
Class 2	$1.32	$(2.51)	$(5.01)	$10.07	$4.38	$(2.44)

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended June 30, 2010 and 2009

	Winton Series		Winton/Graham Series
	(Unaudited)		(Unaudited)
	6/30/2010	6/30/2009	6/30/2010	6/30/2009

Investment Income:
Interest - net	$63,942	$39,610	$56,239	$44,285

Total Income	63,942	39,610	56,239	44,285

Expenses:
Management Fees	397,180	330,805	488,551	377,414
Service Fees - Class 1	368,646	412,097	346,500	365,413
Trading Fees	73,762	81,094	72,463	75,594

Total Expenses	839,588	823,996	907,514	818,421

Investment gain/(loss) - net	(775,646)	(784,386)	(851,275)	(774,136)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	—	(5,841,574)	3,083,242	449,593
Net change in open trade equity	—	(1,230,975)	(2,442,358)	245,865
Net unrealized gain/(loss) on U.S. Treasury Securities	169,147	(264,942)	157,252	(244,414)
Trading commissions	—	(15,388)	(170,447)	(73,554)
Equity in earnings/(loss) from unconsolidated trading companies	2,379,169	(785,343)	1,206,487	(2,926,928)

Net gain/(loss) on investments	2,548,316	(8,138,222)	1,834,176	(2,549,438)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$1,772,670	$(8,922,608)	$982,901	$(3,323,574)

Less: Operations attributable to Non-controlling interests	—	(3,512,089)	218,729	299,436

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$1,772,670	$(5,410,519)	$764,172	$(3,623,010)

NET INCOME/(LOSS) PER UNIT
Class 1	$3.53	$(9.99)	$1.23	$(6.67)
Class 2	$4.99	$(9.86)	$2.42	$(6.69)

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Six Months Ended June 30, 2010 and 2009

	Frontier Diversified Series (1)		Frontier Dynamic Series (1)		Frontier Long/Short Commodity Series (2)
	(Unaudited)		(Unaudited)		(Unaudited)
	6/30/2010	6/30/2009	6/30/2010	6/30/2009	6/30/2010	6/30/2009

Investment Income:
Interest - net	$927,541	$35,275	$223,162	$30,195	$501,908	$644,039

Total Income	927,541	35,275	223,162	30,195	501,908	644,039

Expenses:
Incentive Fees	1,040,130	42,026	—	—	666,437	1,265,455
Management Fees	404,570	13,238	—	—	1,612,557	1,300,066
Service Fees - Class 1	568,306	5,252	42,558	4,497	621,685	727,777
Trading Fees	1,041,644	49,469	336,622	42,325	192,927	174,548

Total Expenses	3,054,650	109,985	379,180	46,822	3,093,606	3,467,846

Investment gain/(loss) - net	(2,127,109)	(74,710)	(156,018)	(16,627)	(2,591,698)	(2,823,807)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	59,525	—	—	—	(24,029,653)	(11,682,988)
Net change in open trade equity	(705,094)	—	—	—	18,487,270	30,512,938
Net unrealized gain/(loss) on swap contracts	(397,909)	(372,611)	(203,012)	(882,131)	—	—
Net unrealized gain/(loss) on U.S. Treasury Securities	337,411	58,261	80,601	49,713	230,462	(365,924)
Trading commissions	(13,917)	—	—	—	(444,193)	(1,008,390)
Net change in inter-series payables	(177,180)	625,551	259,656	847,463	—	—
Equity in earnings/(loss) from unconsolidated trading companies	4,624,049	(237,502)	—	—	1,919,077	(32,753)

Net gain/(loss) on investments	3,726,885	73,699	137,245	15,045	(3,837,037)	17,422,883

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$1,599,776	$(1,011)	$(18,773)	$(1,582)	$(6,428,735)	$14,599,076

Less: Operations attributable to Non-controlling interests	(157,005)	—	—	—	(2,913,121)	9,182,365

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$1,756,781	$(1,011)	$(18,773)	$(1,582)	$(3,515,614)	$5,416,711

NET INCOME/(LOSS) PER UNIT
Class 1	$0.71	$(1.89)	$(1.64)	$(2.93)	$(6.52)	$8.79
Class 1a	N/A	N/A	N/A	N/A	$(5.41)	$(2.47)
Class 2	$1.57	$(1.79)	$(0.86)	$(2.82)	$(5.51)	$11.24
Class 2a	N/A	N/A	N/A	N/A	$(4.64)	$(2.36)
Class 3	N/A	N/A	N/A	N/A	$(5.52)	$(2.19)

(1)	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009
(2)	Frontier Long/Short Commodity Series Class 3 Units began trading operations on May 29, 2009 and Class 1a and 2a Units began trading on June 8, 2009

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Six Months Ended June 30, 2010 and 2009

	Frontier Masters Series (1)		Balanced Series (2)		Campbell/Graham/Tiverton Series
	(Unaudited)		(Unaudited)		(Unaudited)
	6/30/2010	6/30/2009	6/30/2010	6/30/2009	6/30/2010	6/30/2009

Investment Income:
Interest - net	$478,578	$28,348	$287,119	$403,160	$594	$197,182

Total Income	478,578	28,348	287,119	403,160	594	197,182

Expenses:
Incentive Fees	22,281	9,073	5,932,686	3,950,234	—	(2,140)
Management Fees	443,985	25,087	898,610	857,146	1,175,602	1,100,296
Service Fees - Class 1	261,372	4,226	4,272,276	4,429,977	975,667	1,068,736
Trading Fees	681,482	39,752	872,504	1,063,034	183,087	217,495

Total Expenses	1,409,120	78,138	11,976,076	10,300,391	2,334,356	2,384,387

Investment gain/(loss) - net	(930,542)	(49,790)	(11,688,957)	(9,897,231)	(2,333,762)	(2,187,205)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	—	—	885,856	8,006,795	1,078,401	(1,617,478)
Net change in open trade equity	—	—	471,419	(13,075,702)	(196,623)	(760,231)
Net unrealized gain/(loss) on swap contracts	179,736	(189,598)	1,295,848	(2,235,850)	—	—
Net unrealized gain/(loss) on U.S. Treasury Securities	171,146	46,927	823,096	(2,280,705)	197,389	(482,182)
Trading commissions	—	—	(1,699,067)	(583,458)	(31,416)	(99,835)
Net change in inter-series receivables	—	—	426,617	(3,094,471)	—	—
Net change in inter-series payables	(2,350)	538,696	—	—	—	—
Equity in earnings/(loss) from unconsolidated trading companies	542,039	(347,322)	17,884,894	6,696,833	(1,244,466)	(2,606,607)

Net gain/(loss) on investments	890,571	48,703	20,088,663	(6,566,558)	(196,715)	(5,566,333)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(39,971)	$(1,087)	$8,399,706	$(16,463,789)	$(2,530,477)	$(7,753,538)

Less: Operations attributable to Non-controlling interests	—	—	209,682	(3,922,518)	236,599	(1,336,526)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(39,971)	$(1,087)	$8,190,024	$(12,541,271)	$(2,767,076)	$(6,417,012)

NET INCOME/(LOSS) PER UNIT
Class 1	$(0.80)	$(2.03)	$2.35	$(4.11)	$(3.87)	$(8.51)
Class 1a	N/A	N/A	$1.67	$(3.95)	N/A	N/A
Class 2	$0.02	$(1.92)	$4.89	$(2.60)	$(2.73)	$(7.85)
Class 2a	N/A	N/A	$3.66	$(2.57)	N/A	N/A
Class 3a	N/A	N/A	$3.67	$(3.23)	N/A	N/A

(1)	The Frontier Masters Series began trading operations on June 9, 2009
(2)	The Balanced Series Class 3 Units began trading operations on June 3, 2009

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Six Months Ended June 30, 2010 and 2009

	Currency Series		Long Only Commodity Series		Managed Futures Index Series
	(Unaudited)		(Unaudited)		(Unaudited)
	6/30/2010	6/30/2009	6/30/2010	6/30/2009	6/30/2010	6/30/2009

Investment Income:
Interest - net	$67,766	$34,926	$43,582	$36,448	$15,414	$32,048

Total Income	67,766	34,926	43,582	36,448	15,414	32,048

Expenses:
Management Fees	80,855	81,484	26,990	24,991	56,950	35,094
Service Fees - Class 1	113,495	163,379	33,057	32,592	17,339	20,863
Trading Fees	51,740	79,781	10,261	9,990	12,953	9,203

Total Expenses	246,090	324,644	70,308	67,573	87,242	65,160

Investment gain/(loss) - net	(178,324)	(289,718)	(26,726)	(31,125)	(71,828)	(33,112)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	292,764	(87,087)	—	—	—	—
Net realized gain/(loss) on swap contracts	—	—	(431,581)	357,959	—	—
Net change in open trade equity	14,092	(25,145)	—	—	—	—
Net unrealized gain/(loss) on swap contracts	553,120	(1,749,986)	—	—	—	—
Net unrealized gain/(loss) on U.S. Treasury Securities	65,208	(163,255)	15,678	(22,680)	4,545	(22,501)
Net change in inter-series payables	(506,743)	1,082,761	—	—	—	—
Equity in earnings/(loss) from unconsolidated trading companies	—	—	—	—	192,458	(237,784)

Net gain/(loss) on investments	418,441	(942,712)	(415,903)	335,279	197,003	(260,285)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$240,117	$(1,232,430)	$(442,629)	$304,154	$125,175	$(293,397)

NET INCOME/(LOSS) PER UNIT
Class 1	$2.02	$(8.41)	$(8.38)	$4.82	$2.47	$(11.37)
Class 2	$3.77	$(8.06)	$(8.25)	$5.89	$3.90	$(10.81)
The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Six Months Ended June 30, 2010 and 2009

	Winton Series		Winton/Graham Series
	(Unaudited)		(Unaudited)
	6/30/2010	6/30/2009	6/30/2010	6/30/2009

Investment Income:
Interest - net	$92,449	$243,684	$138,472	$143,800

Total Income	92,449	243,684	138,472	143,800

Expenses:
Incentive Fees	—	(21,347)	—	(5,804)
Management Fees	774,060	721,110	955,133	654,686
Service Fees - Class 1	721,012	862,757	685,101	663,597
Trading Fees	143,976	178,685	143,080	131,108

Total Expenses	1,639,048	1,741,205	1,783,314	1,443,587

Investment gain/(loss) - net	(1,546,599)	(1,497,521)	(1,644,842)	(1,299,787)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	—	(4,684,999)	(338,502)	449,593
Net change in open trade equity	—	(3,608,807)	(1,232,147)	245,865
Net unrealized gain/(loss) on U.S. Treasury Securities	220,953	(415,926)	207,935	(344,708)
Trading commissions	—	(36,659)	(300,708)	(73,554)
Equity in earnings/(loss) from unconsolidated trading companies	5,958,613	(785,343)	3,040,076	(3,751,544)

Net gain/(loss) on investments	6,179,566	(9,531,734)	1,376,654	(3,474,348)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$4,632,967	$(11,029,255)	$(268,188)	$(4,774,135)

Less: Operations attributable to Non-controlling interests	—	(4,066,993)	(754,687)	299,436

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$4,632,967	$(6,962,262)	$486,499	$(5,073,571)

NET INCOME/(LOSS) PER UNIT
Class 1	$9.31	$(12.97)	$0.64	$(9.73)
Class 2	$12.40	$(12.04)	$2.68	$(9.19)

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2010

	Frontier Diversified Series						Frontier Dynamic Series
	(Unaudited)						(Unaudited)
	Class 1	Class 1	Class 2	Class 2			Class 1	Class 1	Class 2	Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total

Capital (Net Asset Value), December 31, 2009	$26,621	$32,933,919	$543,790	$22,811,789	$—	$56,316,119	$25,142	$581,113	$25,370	$265,292	$896,917

Sale of Units	—	35,934,585	615,000	26,770,604	—	63,320,189	—	774,700	—	100,667	875,367
Redemption of Units	—	(824,542)	—	(599,950)	—	(1,424,492)	—	(56,228)	—	(6,746)	(62,974)
Change in control of ownership - Trading Companies	—	—	—	—	172,237	172,237	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	(15,232)	(15,232)	—	—	—	—	—
Operations attributable to Non-controlling interests	—	—	—	—	(157,005)	(157,005)	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations	195	983,588	22,146	750,852	—	1,756,781	(450)	(15,653)	(238)	(2,432)	(18,773)

Capital (Net Asset Value), June 30, 2010	$26,816	$69,027,550	$1,180,936	$49,733,295	$—	$119,968,597	$24,692	$1,283,932	$25,132	$356,781	$1,690,537

Capital - Units, December 31, 2009	275	340,214	5,562	233,312	—	579,363	275	6,356	275	2,876	9,782

Sale of Units	—	376,211	6,325	273,407	—	655,943	—	8,565	—	1,101	9,666
Redemption of Units	—	(8,540)	—	(6,104)	—	(14,644)	—	(622)	—	(73)	(695)

Capital - Units, June 30, 2010	275	707,885	11,887	500,615	—	1,220,662	275	14,299	275	3,904	18,753

		(1)		(1)				(1)		(1)
Net asset value per unit at December 31, 2009		$96.80		$97.77				$91.43		$92.25

Change in net asset value per unit for three months ended March 31, 2010		(1.31)		(0.91)				(0.82)		(0.43)

Net asset value per unit at March 31, 2010		95.49		96.86				90.61		91.82

Change in net asset value per unit for three months ended June 30, 2010		2.02		2.48				(0.82)		(0.43)

Net asset value per unit at June 30, 2010		$97.51		$99.34				$89.79		$91.39

(1)	Values are for both Managing Owners and Limited Owners

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2010

	Frontier Long/Short Commodity Series
	(Unaudited)
	Class 1	Class 2		Class 3	Class 1a	Class 1a	Class 2a	Class 2a
	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Capital (Net Asset Value), December 31, 2009	$45,759,225	$1,089,327	$13,896,776	$6,140,056	$27,911	$1,064,105	$28,183	$848,349	$(286,801)	$68,567,131

Sale of Units	63,775	—	—	5,661,686	—	1,908,157	—	870,834	—	8,504,452
Redemption of Units	(7,846,655)	—	(1,125,584)	(660,920)	—	(20,794)	—	(101,166)	—	(9,755,119)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	3,199,922	3,199,922
Contributions	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—
Operations attributable to Non-controlling interests	—	—	—	—	—	—	—	—	(2,913,121)	(2,913,121)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(2,454,481)	(47,113)	(564,033)	(280,476)	(1,488)	(108,287)	(1,278)	(58,458)	—	(3,515,614)

Capital (Net Asset Value), June 30, 2010	$35,521,864	$1,042,214	$12,207,159	$10,860,346	$26,423	$2,843,181	$26,905	$1,559,559	$—	$64,087,651

Capital - Units, December 31, 2009	402,206	8,544	109,000	48,162	275	10,484	275	8,278	—	587,224

Sale of Units	572	—	—	46,102	—	19,311	—	8,663	—	74,648
Redemption of Units	(71,564)	—	(8,924)	(5,226)	—	(204)	—	(1,000)	—	(86,918)

Capital - Units, June 30, 2010	331,214	8,544	100,076	89,038	275	29,591	275	15,941	—	574,954

			(1)			(1)		(1)
Net asset value per unit at December 31, 2009	$113.77		$127.49	$127.49		$101.49		$102.48

Change in net asset value per unit for three months ended March 31, 2010	(2.61)		(2.00)	(2.01)		(2.18)		(1.80)

Net asset value per unit at March 31, 2010	111.16		125.49	125.48		99.31		100.68

Change in net asset value per unit for three months ended June 30, 2010	(3.91)		(3.51)	(3.51)		(3.23)		(2.84)

Net asset value per unit at June 30, 2010	$107.25		$121.98	$121.97		$96.08		$97.84

(1)	Values are for both Managing Owner and Limited Owners

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2010

	Frontier Masters Series
	(Unaudited)
	Class 1	Class 1	Class 2	Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total

Capital (Net Asset Value), December 31, 2009	$25,977	$14,697,353	$210,351	$8,353,506	$23,287,187

Sale of Units	—	15,992,592	275,000	13,516,519	29,784,111
Redemption of Units	—	(210,148)	—	(461,515)	(671,663)
Change in control of ownership - Trading Companies	—	—	—	—	—
Contributions	—	—	—	—	—
Distributions	—	—	—	—	—
Operations attributable to Non-controlling interests	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(220)	(172,394)	1,805	130,838	(39,971)

Capital (Net Asset Value), June 30, 2010	$25,757	$30,307,403	$487,156	$21,539,348	$52,359,664

Capital - Units, December 31, 2009	275	155,589	2,206	87,587	245,657

Sale of Units	—	170,224	2,901	143,015	316,140
Redemption of Units	—	(2,225)	—	(4,789)	(7,014)

Capital - Units, June 30, 2010	275	323,588	5,107	225,813	554,783

		(1)		(1)
Net asset value per unit at December 31, 2009		$94.46		$95.37

Change in net asset value per unit for three months ended March 31, 2010		0.24		0.66

Net asset value per unit at March 31, 2010		94.70		96.03

Change in net asset value per unit for three months ended June 30, 2010		(1.04)		(0.64)

Net asset value per unit at June 30, 2010		$93.66		$95.39

	Balanced Series
	(Unaudited)
	Class 1	Class 1a	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total

Capital (Net Asset Value), December 31, 2009	$286,024,307	$9,150,114	$3,697,180	$73,674,986	$145,517	$3,153,049	$1,170,746	$27,918,797	$404,934,696

Sale of Units	357,897	22,122	—	10,739	—	—	2,440,748	—	2,831,506
Redemption of Units	(13,620,753)	(3,217,147)	(1,300,000)	(3,231,635)	—	(115,490)	(489,257)	—	(21,974,282)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	(7,374,930)	(7,374,930)
Contributions	—	—	—	—	—	—	—	75,944	75,944
Distributions	—	—	—	—	—	—	—	(1,782)	(1,782)
Operations attributable to Non-controlling interests	—	—	—	—	—	—	—	209,682	209,682
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	5,397,852	61,400	21,217	2,498,948	4,527	91,806	114,274	—	8,190,024

Capital (Net Asset Value), June 30, 2010	$278,159,303	$6,016,489	$2,418,397	$72,953,038	$150,044	$3,129,365	$3,236,511	$20,827,711	$386,890,858

Capital - Units, December 31, 2009	2,412,953	86,734	26,596	529,981	1,237	26,811	9,955	—	3,094,267

Sale of Units	3,020	211	—	76	—	—	20,774	—	24,081
Redemption of Units	(115,055)	(30,806)	(9,790)	(23,082)	—	(1,004)	(4,040)	—	(183,777)

Capital - Units, June 30, 2010	2,300,918	56,139	16,806	506,975	1,237	25,807	26,689	—	2,934,571

				(1)		(1)
Net asset value per unit at December 31, 2009	$118.54	$105.50		$139.01		$117.60	$117.60

Change in net asset value per unit for three months ended March 31, 2010	(0.73)	(0.84)		0.17		(0.07)	(0.06)

Net asset value per unit at March 31, 2010	117.81	104.66		139.18		117.53	117.54

Change in net asset value per unit for three months ended June 30, 2010	3.08	2.51		4.72		3.73	3.73

Net asset value per unit at June 30, 2010	$120.89	$107.17		$143.90		$121.26	$121.27

(1)	Values are for both Managing Owner and Limited Owners

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2010

	Campbell/Graham/Tiverton Series					Currency Series
	(Unaudited)					(Unaudited)
	Class 1	Class 2				Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Total

Capital (Net Asset Value), December 31, 2009	$69,447,366	$125,510	$9,789,484	$—	$79,362,360	$7,934,382	$574,384	$1,699,362	$10,208,128

Sale of Units	67,704	—	—	—	67,704	34,112		—	34,112
Redemption of Units	(4,240,798)	—	(1,287,873)	—	(5,528,671)	(1,183,459)	(570,000)	(946,813)	(2,700,272)
Change in control of ownership - Trading Companies	—	—	—	(4,603,732)	(4,603,732)	—	—	—	—
Contributions	—	—	—	700,000	700,000	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—
Operations attributable to Non-controlling interests	—	—	—	236,599	236,599	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(2,538,586)	(2,827)	(225,663)	—	(2,767,076)	205,845	(1,602)	35,874	240,117

Capital (Net Asset Value), June 30, 2010	$62,735,686	$122,683	$8,275,948	$(3,667,133)	$67,467,184	$6,990,880	$2,782	$788,423	$7,782,085

Capital - Units, December 31, 2009	663,631	1,036	80,841	—	745,508	101,722	6,289	18,605	126,616

Sale of Units	662	—	—	—	662	432	—	—	432
Redemption of Units	(41,771)	—	(10,924)	—	(52,695)	(14,794)	(6,260)	(10,315)	(31,369)

Capital - Units, June 30, 2010	622,522	1,036	69,917	—	693,475	87,360	29	8,290	95,679

			(1)					(1)
Net asset value per unit at December 31, 2009	$104.65		$121.10			$78.00		$91.34

Change in net asset value per unit for three months ended March 31, 2010	(3.40)		(3.07)			1.50		2.45

Net asset value per unit at March 31, 2010	101.25		118.03			79.50		93.79

Change in net asset value per unit for three months ended June 30, 2010	(0.47)		0.34			0.52		1.32

Net asset value per unit at June 30, 2010	$100.78		$118.37			$80.02		$95.11

(1)	Values are for both Managing Owner and Limited Owners

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2010

	Long Only Commodity Series				Managed Futures Index Series
	(Unaudited)				(Unaudited)
	Class 1	Class 2			Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Total

Capital (Net Asset Value), December 31, 2009	$3,711,581	$133,513	$821,231	$4,666,325	$1,831,435	$259,205	$1,682,569	$3,773,209

Sale of Units	465	—	—	465	—	2,000,000	—	2,000,000
Redemption of Units	(351,775)	(80,000)	(68,933)	(500,708)	(141,595)	—	(58,695)	(200,290)
Net increase/(decrease) in Owners’ Capital resulting from operations	(357,439)	(12,997)	(72,193)	(442,629)	38,653	33,211	53,311	125,175

Capital (Net Asset Value), June 30, 2010	$3,002,832	$40,516	$680,105	$3,723,453	$1,728,493	$2,292,416	$1,677,185	$5,698,094

Capital - Units, December 31, 2009	44,405	1,479	9,095	54,979	16,274	2,137	13,874	32,285

Sale of Units	6	—	—	6	—	16,177	—	16,177
Redemption of Units	(4,483)	(985)	(806)	(6,274)	(1,245)	—	(476)	(1,721)

Capital - Units, June 30, 2010	39,928	494	8,289	48,711	15,029	18,314	13,398	46,741

			(1)				(1)
Net asset value per unit at December 31, 2009	$83.59		$90.30		$112.54		$121.28

Change in net asset value per unit for three months ended March 31, 2010	(3.39)		(3.24)		(1.00)		(0.48)

Net asset value per unit at March 31, 2010	80.20		87.06		111.54		120.80

Change in net asset value per unit for three months ended June 30, 2010	(4.99)		(5.01)		3.47		4.38

Net asset value per unit at June 30, 2010	$75.21		$82.05		$115.01		$125.18

(1)	Values are for both Managing Owner and Limited Owners

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2010

	Winton Series				Winton/Graham Series
	(Unaudited)				(Unaudited)
	Class 1	Class 2			Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Capital (Net Asset Value), December 31, 2009	$48,198,317	$455,282	$9,748,580	$58,402,179	$48,168,395	$54,990	$12,467,488	$7,343,585	$68,034,458

Sale of Units	133,403	—	—	133,403	72,532	—	—	—	72,532
Redemption of Units	(2,706,914)	(250,000)	(119,726)	(3,076,640)	(2,846,215)	—	(743,725)	—	(3,589,940)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	600,000	600,000
Distributions	—	—	—	—	—	—	—	—	—
Operations attributable to Non-controlling interests	—	—	—	—	—	—	—	(754,687)	(754,687)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	3,699,056	8,288	925,623	4,632,967	231,010	1,147	254,342	—	486,499

Capital (Net Asset Value), June 30, 2010	$49,323,862	$213,570	$10,554,477	$60,091,909	$45,625,722	$56,137	$11,978,105	$7,188,898	$64,848,862

Capital - Units, December 31, 2009	409,951	3,499	74,930	488,380	437,653	428	97,106	—	535,187

Sale of Units	1,093	—	—	1,093	665	—	—	—	665
Redemption of Units	(22,287)	(2,000)	(866)	(25,153)	(26,155)	—	(5,718)	—	(31,873)

Capital - Units, June 30, 2010	388,757	1,499	74,064	464,320	412,163	428	91,388	—	503,979

			(1)				(1)
Net asset value per unit at December 31, 2009	$117.57		$130.10		$110.06		$128.39

Change in net asset value per unit for three months ended March 31, 2010	5.78		7.41		(0.59)		0.26

Net asset value per unit at March 31, 2010	123.35		137.51		109.47		128.65

Change in net asset value per unit for three months ended June 30, 2010	3.53		4.99		1.23		2.42

Net asset value per unit at June 30, 2010	$126.88		$142.50		$110.70		$131.07

(1)	Values are for both Managing Owner and Limited Owners

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

As of June 30, 2010 (Unaudited)

1. Organization

The Frontier Fund (the “Trust”), was formed as a Delaware statutory trust on August 8, 2003, with separate series (“ Series”) of units (the “Units”). The Trust’s term will expire on December 31, 2053 (unless terminated earlier in certain circumstances). The Trust is a multi-advisor commodity pool as described in Commodity Futures Trading Commission, or CFTC Regulation § 4.10(d)(2).

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

As of June 30, 2010, the Trust, with respect to the Frontier Diversified Series, Frontier Dynamic Series, Frontier Masters Series, Campbell/Graham/Tiverton Series, Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Balanced Series, and Frontier Long/Short Commodity Series separates Units into six separate Classes – Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of certificates of deposit, custom time deposits and U.S. Treasury securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

As of June 30, 2010, each of the Frontier Dynamic Series, Long Only Commodity Series, Managed Futures Index Series and Winton Series has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in each such Trading Company, except the Trading Company for the Frontier Dynamic Series and for the Long Only Commodity Series allocate assets only to Swaps. The Currency Series invests a portion of its assets in a single Trading Company, which allocates assets to one Trading Advisor and one Swap. The Frontier Long/Short Commodity Series invests its assets in a single Trading Company and has multiple Trading Advisors that manage the assets invested in such Trading Company. Each of the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Campbell/Graham/Tiverton Series, and Winton/Graham Series has invested a portion of its assets in several different Trading Companies and has multiple Trading Advisors that manage the assets invested in such Trading Companies.

2. Significant Accounting Policies

The following are the significant accounting policies of the Trust.

Basis of presentation—The financial statements include the accounts of the Trust and were prepared without audit according to the rules and regulations of the SEC. The Trust follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB sets generally accepted accounting principles (“GAAP”) that the Trust follows to ensure consistent reporting. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, (the “Codification” or “ASC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In our opinion, the accompanying interim, unaudited, financial statements contain all adjustments (consisting of normal recurring accruals) necessary and adequate disclosures to present fairly the financial position as of June 30, 2010 and the results of operations for the three and six months ended June 30, 2010, and 2009.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2009 Annual Report on Form 10-K as filed with the SEC.

Consolidation —The Series, through investing in the Trading Companies, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses, all of which is allocated to the Series. Trading Companies in which a Series has a majority equity interest are consolidated by such Series.

Investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method. The equity interest held by Series of the Trust is shown as non-controlling interests in the statements of financial condition and the income or loss attributable thereto in proportion of investment level is shown in the statements of operations as equity earnings (loss) from unconsolidated trading companies.

Investments in Trading Companies in which a Series does not have a controlling or majority interest are carried in the statement of financial condition of such Series at fair value. Fair value represents the proportionate share of the equity of a Series in a Trading Company.

The consolidated financial statements of the Frontier Diversified Series include the assets, liabilities and earnings of its wholly-owned trading company, Frontier Trading Company X, LLC and the earnings of Beach Horizon Trading Company – Horizon Program, LLC through June 21, 2010.

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

The consolidated financial statements of the Balanced Series include the assets, liabilities and earnings of its majority owned Trading Companies, Frontier Trading Company I, LLC, Frontier Trading Company IX, LLC, Frontier Trading Company XV, LLC, Winton Trading Company-Diversified Program, LLC and Cantab Trading Company-Aristarchus Program, LLC and as well as earnings of Frontier Trading Company VI, LLC through March 19, 2010, earnings from Frontier Trading Company XIV through January 25, 2010, earnings from QIM Trading Company-Global Program, LLC, through June 29, 2010 and earnings from Tiverton Trading Company-Discretionary Program, LLC, through June 2, 2010.

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

The consolidated financial statements of the Long Only Commodity Series include the assets and liabilities of its wholly-owned trading company, Frontier Trading Company VIII, LLC.

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

U.S. Treasury Securities—U.S. Treasury Securities are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. They are reported at fair value as Level 1 inputs under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). Accrued interest is reported on the Statements of Financial Condition as interest receivable.

Custom Time Deposits—Custom time deposits are structured deposit agreements with U.S. Bank National Association that earn a guaranteed fixed interest rate between 2.17% and 3.75% and will mature six months from the deposit date and are subject to automatic six-month rollovers through October 2013. Interest is paid monthly or at least every six months. Unscheduled withdrawals will be subject to certain penalties and other costs of up to 1.0% of the amount deposited if withdrawn within the first six months from the deposit date. Custom time deposits were purchased on September 15, 2009, October 21, 2008 and October 30, 2008. The withdrawal fee is set at 0.225% for the period from six months to one year subsequent to the deposit date and decreases by .05% increments for each year thereafter through the maturity date. Custom time deposits are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. The Trust values the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.44 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to ASC 820.

Swaps— Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The Trust valued the Swaps at fair value and reports these instruments as either Level 2 or Level 3 inputs, as appropriate, under ASC 820.

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

Each Series allocates funds to an affiliated Trading Company, or Trading Companies, of the Trust. Each Trading Company allocates all of its daily trading profits or losses to the Series in proportion to each Series’ ownership interest in the Trading Company, adjusted on a daily basis. As of June 30, 2010, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Trading Companies.

Inter-Series Receivables/Payables—The Balanced Series, for the purposes of diversification of investments and trading advisors through the other Series’ access to trading companies in which the Balanced Series does not have a direct interest, advances funds to the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series. The amount of the funds advanced by the Balanced Series to each of the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series participates on a pari passu basis with the Class 2 Units of such investee Series. The Balanced Series and investee Series reflect the changes in values of these investments as “net change in inter-series receivables/payables” in the Statements of Operations. The Balanced Series is subject to the same allocations of income and fees as the Limited Owners of such Series. As a result of fees charged by the investee Series, fees are not charged by the Balanced Series on the capital allocated to advances in affiliated Series, and the Managing Owner monitors such allocations so that aggregate fees of the investee Series on the Balanced Series advances do not exceed the allowable fees of the Balanced Series as provided in the Trust’s Prospectus. Pertaining to interest credited to the investee Series, interest is not credited to the Balanced Series on the capital allocated to its inter-series advances to avoid the duplication of interest charged or received.

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

Investments and Swaps— The Trust records investment transactions on trade date and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the Statements of Operations. Swap contracts may require significant estimates. Swap contracts are reported at fair value. Certain fair values are based on daily reports from the swap counterparty that may be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Other swap contracts fair values are based upon returns/values that are provided on less than a daily frequency from the swap counterparty, require additional internal financial modeling to develop pricing, and these swaps may not be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Actual results could differ from those estimates. As of June 30, 2010 all investments in futures and forward contracts were based on quoted market prices.

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the years ended December 31, 2009 and December 31, 2008. The 2007 through 2009 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Statement of Cash Flows—ASC 230—formerly recognized as Statement of Financial Accounting Standards, Statements of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale, allows certain entities an exemption from presenting statements of cash flows. The Trust has not provided statements of cash flows as permitted by FASB ASC 230.

Recently Adopted Accounting Pronouncements— In June 2009, the FASB issued ASC 860, Transfers and Servicing (“ASC 860”) formerly recognized as SFAS No. 166, Accounting for Transfers of Financial Assets. ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. ASC 860 eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosure. ASC 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of ASC 860 shall be applied to transfers that occur on or after the effective date. The adoption of ASC 860 did not have a material effect on the financial statements of the Series.

In March 2010, the FASB issued Accounting Standards Update 2010-11, Derivatives and Hedging (Topic 815: Scope Exception Related to Embedded Credit Derivatives) (“ASU 2010-11”). ASU 2010-11 contains amendments that clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption; one that is related only to the subordination of one financial instrument to another. As a result, certain entities that have contracts which contain an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this update are effective in a respective reporting entity’s first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of an entity’s first fiscal quarter. The early adoption of ASU 2010-11 did not have a material effect on the financial statements of the Series.

In February 2010, the FASB issued ASU 2010-10, Consolidation (Topic 810: Amendments for Certain Investment Funds) (“ASU 2010-10”). ASU 2010-10 defers the effective date of the amendments to the consolidation requirements made by ASC 810 to a reporting entity’s interest in certain types of entities. FASB concluded that entities that may meet conditions of the deferral include mutual funds, hedge funds, real estate investment funds, private equity funds and venture capital funds. The deferral is intended to allow more time for the FASB to develop consistent guidance on principal and agent relationships as part of their joint consolidation project. The amendments in this update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The effective date coincides with the effective date for the Statement 167 amendments to ASC 810. Early application is not permitted. The adoption of ASU 2010-10 did not have a material effect on the financial statements of the Series.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (ASC 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). The amendments within ASU 2010-09 were issued by FASB due to questions that were raised in practice that the requirements to disclose the date that the financial statements are issued potentially conflict with some of the SEC’s guidance. FASB’s update addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure related to subsequent events. All of the amendments in this update are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors which is effective for interim or annual periods ending after June 15, 2010. The adoption of ASU 2010-09 did not have a material effect on the financial statements of the Series.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The update also clarifies existing disclosure requirements related to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The disclosure requirements of ASU 2010-06 which are effective for fiscal years and interim periods beginning after December 15, 2009 did not have a material impact on the financial statements of the Series. The disclosure requirements of ASU 2010-06 which are effective for fiscal years and interim periods beginning after December 15, 2010 will require additional disclosures in Note 3 Fair Value Measurements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (ASC 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification (“ASU 2010-02”). The objective of ASU 2010-02 is to address implementation issues related to changes in ownership provisions. ASU 2010-02 clarifies that decreases in ownership provisions within ASC 810 apply to (a) a subsidiary or group of assets that is a business or nonprofit activity, (b) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (c) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity. ASU 2010-02 also expands disclosure requirements for the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of ASC 810. The amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The adoption of ASU 2010-02 did not have a material effect on the financial statements of the Series.

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

The Trust uses the following methodologies to value instruments within its financial asset portfolio at fair value:

Trading Securities. These instruments include U.S. Treasury Securities and Open Trade Equity Positions (Futures Contracts and Currency Forwards) that are actively traded on public markets with quoted pricing for corroboration. U.S. Treasury Securities, Futures Contracts, and Currency Forwards are reported at fair value using Level 1 inputs. Trading Securities instruments further include Open Trade Equity that are quoted prices for identical or similar assets that are not traded on active markets. Trading Options are reported at fair value using Level 2 inputs.

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

Investment in Unconsolidated Trading Companies. This investment represents the fair value of the allocation of cash, futures, forwards, options and swaps to each respective Series relative to its trading allocations from unconsolidated Trading Companies.

The Trust, under the same management as the Trading Companies, has access to published NAV’s with daily liquidity including the assets’ underlying positions listed in the following table as “Investment in Unconsolidated Trading Companies”, and as such maintains these line items as Level 1 assets. There have been no transfers made between level 1 and level 2.

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Diversified Series
Swap Contracts	$—	$—	$8,152,729	$8,152,729
Investment in Unconsolidated Trading Companies	9,524,789	—	—	9,524,789
U.S. Treasury Securities	14,248,354	—	—	14,248,354
Frontier Dynamic Series
Swap Contracts	—	—	9,824,241	9,824,241
U.S. Treasury Securities	2,685,869	—	—	2,685,869
Inter-Series Payables	(27,416,459)			(27,416,459)
Frontier Long Short Commodity Series
Investment in Unconsolidated Trading Companies	14,097,700	—	—	14,097,700
U.S. Treasury Securities	7,100,345	—	—	7,100,345
Frontier Masters Series
Swap Contracts	—	—	16,303,178	16,303,178
Investment in Unconsolidated Trading Companies	1,823,592	—	—	1,823,592
U.S. Treasury Securities	7,291,393	—	—	7,291,393
Inter-Series Payables	(18,186,485)			(18,186,485)
Balanced Series
Open Trade Equity	6,847,905	4,686,722	—	11,534,627
Swap Contracts		—	42,316,383	42,316,383
Investment in Unconsolidated Trading Companies	20,377,079	—	—	20,377,079
U.S. Treasury Securities	26,285,348	—	—	26,285,348
Inter-Series Receivables	58,376,445			58,376,445
Campbell/Graham/Tiverton Series
Open Trade Equity	61,527	—	—	61,527
Investment in Unconsolidated Trading Companies	15,945,360	—	—	15,945,360
U.S. Treasury Securities	5,895,267	—	—	5,895,267
Currency Series
Open Trade Equity	33,555	—	—	33,555
Swap Contracts	—	—	5,546,078	5,546,078
U.S. Treasury Securities	1,945,684	—	—	1,945,684
Inter-Series Payables	(12,773,501)			(12,773,501)
Long Only Commodity Series
Swap Contracts	—	417,228	—	417,228
U.S. Treasury Securities	470,713	—	—	470,713
Managed Futures Index Series
Investment in Unconsolidated Trading Companies	5,469,759	—	—	5,469,759
U.S. Treasury Securities	18,090	—	—	18,090
Winton Series
Investment in Unconsolidated Trading Companies	8,994,438	—	—	8,994,438
U.S. Treasury Securities	7,165,414	—	—	7,165,414
Winton/Graham Series
Open Trade Defecit	(421,957)	—	—	(421,957)
Investment in Unconsolidated Trading Companies	3,929,146	—	—	3,929,146
U.S. Treasury Securities	6,864,153	—	—	6,864,153

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Diversified Series
Swap Contracts	$—	$—	$8,550,639	$8,550,639
Investment in Unconsolidated Trading Companies	3,966,809	—	—	3,966,809
U.S. Treasury Securities	7,765,643	—	—	7,765,643
Frontier Dynamic Series
Swap Contracts	—	—	10,027,253	10,027,253
U.S. Treasury Securities	2,739,153	—	—	2,739,153
Frontier Long Short Commodity Series
Open Trade Equity	(480,880)	(37,610)	—	(518,490)
Investment in Unconsolidated Trading Companies	1,357,682	—	—	1,357,682
U.S. Treasury Securities	6,554,990	—	—	6,554,990
Frontier Masters Series
Swap Contracts	—	—	15,972,156	15,972,156
Investment in Unconsolidated Trading Companies	1,282,798	—	—	1,282,798
U.S. Treasury Securities	3,383,444	—	—	3,383,444
Balanced Series
Open Trade Equity	12,632,550	(1,698,904)	—	10,933,646
Swap Contracts	—	—	41,020,535	41,020,535
Investment in Unconsolidated Trading Companies	303,102	—	—	303,102
U.S. Treasury Securities	31,833,998	—	—	31,833,998
Campbell/Graham/Tiverton Series
Investment in Unconsolidated Trading Companies	30,057,520	—	—	30,057,520
U.S. Treasury Securities	7,367,693	—	—	7,367,693
Currency Series
Open Trade Equity	19,263	201	—	19,464
Swap Contracts	—	—	4,992,959	4,992,959
U.S. Treasury Securities	2,514,501	—	—	2,514,501
Long Only Commodity Series
Swap Contracts	—	584,391	—	584,391
U.S. Treasury Securities	571,339	—	—	571,339
Managed Futures Index Series
Investment in Unconsolidated Trading Companies	975,271	—	—	975,271
U.S. Treasury Securities	417,851	—	—	417,851
Winton Series
Investment in Unconsolidated Trading Companies	11,033,691	—	—	11,033,691
U.S. Treasury Securities	7,125,185	—	—	7,125,185
Winton/Graham Series
Open Trade Equity	810,189	—	—	810,189
Investment in Unconsolidated Trading Companies	2,889,071	—	—	2,889,071
U.S. Treasury Securities	7,598,224	—	—	7,598,224

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap Contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the consolidated statement of operations. During the six months ended June 30, 2010, all identified Level 3 assets are components of the Frontier Diversified Series, Frontier Dynamic Series, Frontier Masters Series, Balanced Series and the Currency Series.

Swap Contracts	Frontier Diversified Series	Frontier Dynamic Series	Frontier Masters Series
	For The Six Months Ended June 30, 2010	For The Six Months Ended June 30, 2010	For The Six Months Ended June 30, 2010
Balance of recurring Level 3 assets as of December 31, 2009	$8,550,639	$10,027,253	$15,972,157
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	(397,910)	(203,012)	179,736
Purchases, sales, issuances, and settlements, net	—	—	151,285
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of June 30, 2010	$8,152,729	$9,824,241	$16,303,178

Swap Contracts	Balanced Series	Currency Series
	For The Six Months Ended June 30, 2010	For The Six Months Ended June 30, 2010
Balance of recurring Level 3 assets as of December 31, 2009	$41,020,535	$4,992,959
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	1,295,848	553,119
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of June 30, 2010	$42,316,383	$5,546,078

Swap Contracts	Frontier Diversified Series	Frontier Dynamic Series	Frontier Masters Series
	For The Twelve Months Ended December 31, 2009	For The Twelve Months Ended December 31, 2009	For The Twelve Months Ended December 31, 2009
Balance of recurring Level 3 assets as of January 1, 2009	$—	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	(1,707,778)	(2,247,497)	(1,864,032)
Purchases, sales, issuances, and settlements, net	10,258,417	12,274,765	17,836,189
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2009	$8,550,639	$10,027,253	$15,972,157

Swap Contracts	Balanced Series	Currency Series
	For The Twelve Months Ended December 31, 2009	For The Twelve Months Ended December 31, 2009
Balance of recurring Level 3 assets as of January 1, 2009	$53,072,355	$9,122,123
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(12,051,820)	(4,129,164)
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2009	$41,020,535	$4,992,959

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of June 30, 2010, approximately 9.9% of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

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

The Trust has invested in the following Swaps as of June 30, 2010:

	Option Basket Frontier Diversified Series	Option Basket Frontier Dynamic Series	Option Basket Frontier Masters Series	Option Basket Balanced Series

Series:	Diversified	Dynamic	Masters	Balanced
Counterparty	Company D	Company E	Company F	Company A
Notional Amount	$18,803,356	$28,909,063	$16,286,681	$97,205,605
Termination Date	6/6/2014	6/6/2014	6/6/2014	11/6/2012
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Unrealized Gain/(Loss)	$(397,909)	$(203,012)	$179,736	$1,295,848

Fair Value as of 6/30/2010	$8,152,729	$9,824,241	$16,303,178	$42,316,383

	Option Basket Currency Series	Reuters/Jefferies CRB Index	Jefferies Commodity Performance Index

Series:	Currency	Long/Only	Long/Only
Counterparty	Company B	Company C	Company C
Notional Amount	$15,905,165	$1,900,000	$1,900,000
Termination Date	1/26/2013	2/28/2011	2/28/2011
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$(200,197)	$(231,384)

Unrealized Gain/(Loss)	$553,120	$0	$0

Fair Value as of 6/30/2010	$5,546,078	$216,888	$200,340

The Trust has invested in the following Swaps as of December 31, 2009:

	Option Basket Frontier Diversified Series	Option Basket Frontier Dynamic Series	Option Basket Frontier Masters Series	Option Basket Balanced Series

Series:	Diversified	Dynamic	Masters	Balanced
Counterparty	Company D	Company E	Company F	Company A
Notional Amount	$22,760,455	$25,875,001	$15,927,157	$129,084,678
Termination Date	6/6/2014	6/6/2014	6/6/2014	11/6/2012
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Unrealized Gain/(Loss)	$(1,707,778)	$(2,247,497)	$(1,864,032)	$(12,051,820)

Fair Value as of 12/31/2009	$8,550,639	$10,027,253	$15,972,156	$41,020,535

	Option Basket Currency Series	Reuters/Jefferies CRB Index	Jefferies Commodity Performance Index

Series:	Currency	Long/Only	Long/Only
Counterparty	Company B	Company C	Company C
Notional Amount	$15,426,942	$2,300,000	$2,300,000
Termination Date	1/26/2013	2/26/2010	2/26/2010
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$420,073	$463,827

Unrealized Gain/(Loss)	$(4,129,164)	$0	$0

Fair Value as of 12/31/2009	$4,992,959	$278,645	$305,746

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

The following table summarizes the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series, and Frontier Masters Series investments in unconsolidated Trading Companies as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010		As of December 31, 2009
	Percentage of Series Net Assets Invested in Trading Co.	Fair Value	Percentage of Series Net Assets Invested in Trading Co.	Fair Value
Trading Company

Balanced Series—
Frontier Trading Companies II and XII			0.07%	$303,102
Frontier Trading Companies II, VI, VII, XIV, XVI and XIX	6.20%	$20,377,079

Winton Series—
Frontier Trading Company II	14.97%	$8,994,438	18.89%	$11,033,691

Campbell/Graham/Tiverton Series—
Frontier Trading Companies V, VI and XV			37.87%	$30,057,520
Frontier Trading Companies V and XV	23.63%	$15,945,360

Winton/Graham Series—
Frontier Trading Company II	6.06%	$3,929,147	4.25%	$2,889,071

Frontier Long/Short Commodity Series—
Frontier Trading Company XIII			1.98%	$1,357,682
Frontier Trading Companies I and VII	22.00%	$14,097,700

Managed Futures Index Series—
Frontier Trading Company IX	95.99%	$5,469,759	25.85%	$975,271

Frontier Diversified Series—
Frontier Trading Companies I, II, V, VI, VII, XIII, XIV and XV			5.90%	$3,966,809
Frontier Trading Companies I, II, V, VI, VII, IX, XIII, XIV and XV	7.94%	$9,524,789

Frontier Masters Series—
Frontier Trading Companies II, XIV and XV	2.58%	$1,823,592	3.09%	$1,282,798

The following tables summarize the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series and Frontier Masters Series equity in earnings from Trading Companies for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30, 2010				Three Months Ended June 30, 2009
Trading Company	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/ (Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Balanced Series—
Frontier Trading Company II LLC	$(17,405)	$3,022,597	$(1,352,409)	$1,652,783	$(7,885)	$(2,321,606)	$196,889	$(2,132,602)
Frontier Trading Company VI LLC	(5,317)	195,734	(145,543)	44,874	—	—	—	—
Frontier Trading Company VII, LLC	(649,582)	4,531,432	8,786,295	12,668,145	(427,060)	(9,618,930)	11,965,246	1,919,256
Frontier Trading Company XIV, LLC	(30,506)	(917,624)	(79,181)	(1,027,311)	—	—	—	—
Frontier Trading Company XVI, LLC	(53)	(1,530)	(344)	(1,927)	—	—	—	—
Frontier Trading Company XIX, LLC	(675)	(12,744)	(19,760)	(33,179)	—	—	—	—

Total	$(703,538)	$6,817,865	$7,189,058	$13,303,385	$(434,945)	$(11,940,536)	$12,162,135	$(213,346)

Winton Series—
Frontier Trading Company II LLC	$(25,281)	$4,390,100	$(1,985,650)	$2,379,169	$(7,003)	$(1,462,645)	$684,305	$(785,343)

Campbell/Graham/Tiverton Series—
Frontier Trading Company I LLC	$—	$—	$—	$—	$(19,797)	$(51,473)	$(741,534)	$(812,804)
Frontier Trading Company V LLC	(71,962)	1,303,604	(1,033,664)	197,978	(34,579)	215,081	136,840	317,342
Frontier Trading Company VI LLC	—	—	—	—	(6,528)	(1,622,687)	35,307	(1,593,908)
Frontier Trading Company XV, LLC	(25,645)	(256,441)	708,937	426,851	—	—	—	—

Total	$(97,607)	$1,047,163	$(324,727)	$624,829	$(60,904)	$(1,459,079)	$(569,387)	$(2,089,370)

Winton/Graham Series—
Frontier Trading Company II LLC	$(12,826)	$2,226,838	$(1,007,525)	$1,206,487	$(7,515)	$(2,215,425)	$77,484	$(2,145,456)
Frontier Trading Company V LLC	—	—	—	—	(12,901)	(481,528)	(287,043)	(781,472)

Total	$(12,826)	$2,226,838	$(1,007,525)	$1,206,487	$(20,416)	$(2,696,953)	$(209,559)	$(2,926,928)

Frontier Long/Short Commodity Series—
Frontier Trading Company I LLC	$(5,104)	$(42,792)	$(234,193)	$(282,089)	$—	$—	$—	$—
Frontier Trading Companies VII, LLC	(502,244)	(2,243,935)	2,262,267	(483,912)	—	—	—	—
Frontier Trading Companies XIII, LLC	—	—	—	—	(3,159)	(53,401)	23,807	(32,753)

Total	$(507,348)	$(2,286,727)	$2,028,074	$(766,001)	$(3,159)	$(53,401)	$23,807	$(32,753)

Managed Futures Index Series—
Frontier Trading Company IX, LLC	$(6,656)	$161,989	$79,237	$234,570	$(2,465)	$(76,206)	$42,897	$(35,774)

Frontier Diversified Series—
Frontier Trading Company I LLC	$(115,049)	$891,217	$(106,277)	$669,891	$(4,738)	$(66,116)	$(208,978)	$(279,832)
Frontier Trading Company II LLC	(4,061)	708,022	(312,311)	391,650	(235)	(55,916)	85,793	29,642
Frontier Trading Company V LLC	(6,993)	122,858	(95,114)	20,751	(258)	(8,330)	(9,318)	(17,906)
Frontier Trading Company VI LLC	(1,601)	58,606	(43,176)	13,829	(264)	(101,081)	64,351	(36,994)
Frontier Trading Company VII, LLC	(146,033)	846,161	1,881,439	2,581,567	(12,455)	(2,324,392)	2,404,435	67,588
Frontier Trading Company IX, LLC	(5,819)	142,360	77,614	214,155	—	—	—	—
Frontier Trading Company XIII, LLC	(1,024)	35,165	157,387	191,528	—	—	—	—
Frontier Trading Company XIV, LLC	(11,704)	(351,040)	(31,332)	(394,076)	—	—	—	—
Frontier Trading Company XV, LLC	(18,812)	(169,216)	586,029	398,001	—	—	—	—

Total	$(311,096)	$2,284,133	$2,114,259	$4,087,296	$(17,950)	$(2,555,835)	$2,336,283	$(237,502)

Frontier Masters Series—
Frontier Trading Company I LLC	$—	$—	$—	$—	$(3,876)	$(17,972)	$(389,358)	$(411,206)
Frontier Trading Company II LLC	(4,536)	783,295	(366,021)	412,738	(488)	(115,937)	180,309	63,884
Frontier Trading Company XIV, LLC	(21,055)	(646,798)	(68,155)	(736,008)	—	—	—	—
Frontier Trading Company XV, LLC	(14,433)	(125,798)	486,276	346,045	—	—	—	—

Total	$(40,024)	$10,699	$52,100	$22,775	$(4,364)	$(133,909)	$(209,049)	$(347,322)

	Six Months Ended June 30, 2010				Six Months Ended June 30, 2009
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Trading Company
Balanced Series—
Frontier Trading Company II LLC	$(33,645)	$3,571,412	$440,223	$3,977,990	$(13,248)	$(2,000,870)	$(403,826)	$(2,417,944)
Frontier Trading Company VI LLC	(6,708)	230,136	(42,437)	180,991	—	—	—	—
Frontier Trading Company VII, LLC	(1,589,155)	8,531,301	7,571,659	14,513,805	(674,349)	(14,035,843)	23,824,969	9,114,777
Frontier Trading Company XIV, LLC	(50,427)	(2,572,596)	1,870,237	(752,786)	—	—	—	—
Frontier Trading Company XVI, LLC	(53)	(1,530)	(344)	(1,927)	—	—	—	—
Frontier Trading Company XIX, LLC	(675)	(12,744)	(19,760)	(33,179)	—	—	—	—

Total	$(1,680,663)	$9,745,979	$9,819,578	$17,884,894	$(687,597)	$(16,036,713)	$23,421,143	$6,696,833

Winton Series—
Frontier Trading Company II LLC	$(47,774)	$5,212,627	$793,760	5,958,613	$(7,003)	$(1,462,645)	$684,305	$(785,343)

Campbell/Graham/Tiverton Series—
Frontier Trading Company I LLC	$—	$—	$—	$—	$(34,476)	$2,999,507	$(4,185,837)	$(1,220,806)
Frontier Trading Company V LLC	(127,933)	(201,110)	(553,807)	(882,850)	(34,579)	215,081	136,840	317,342
Frontier Trading Company VI LLC	(21,105)	(1,829,237)	523,687	(1,326,655)	(11,851)	(1,373,587)	(317,705)	(1,703,143)
Frontier Trading Company XV, LLC	(55,006)	1,363,809	(343,764)	965,039	—	—	—	—

Total	$(204,044)	$(666,538)	$(373,884)	$(1,244,466)	$(80,906)	$1,841,001	$(4,366,702)	$(2,606,607)

Winton/Graham Series—
Frontier Trading Company II LLC	$(24,256)	$2,642,709	$421,623	$3,040,076	$(11,464)	$(2,094,487)	$(309,067)	$(2,415,018)
Frontier Trading Company V LLC	—	—	—	—	(46,668)	(892,742)	(397,116)	(1,336,526)

Total	$(24,256)	$2,642,709	$421,623	$3,040,076	$(58,132)	$(2,987,229)	$(706,183)	$(3,751,544)

Frontier Long/Short Commodity Series—
Frontier Trading Company I LLC	$(12,385)	$(141,132)	$(83,377)	$(236,894)	$—	$—	$—	$—
Frontier Trading Companies VII, LLC	(708,382)	(9,546,348)	12,410,701	2,155,971	—	—	—	—
Frontier Trading Companies XIII, LLC	—	—	—	—	(3,159)	(53,401)	23,807	(32,753)

Total	$(720,767)	$(9,687,480)	$12,327,324	$1,919,077	$(3,159)	$(53,401)	$23,807	$(32,753)

Managed Futures Index Series—
Frontier Trading Company IX, LLC	$(11,099)	$(35,057)	$238,614	$192,458	$(4,197)	$(194,409)	$(39,178)	$(237,784)

Frontier Diversified Series—
Frontier Trading Company I LLC	$(162,443)	$483,001	$(135,486)	$185,072	$(4,738)	$(66,116)	$(208,978)	$(279,832)
Frontier Trading Company II LLC	(7,335)	820,416	160,270	973,351	(235)	(55,916)	85,793	29,642
Frontier Trading Company V LLC	(10,102)	119,407	18,858	128,163	(258)	(8,330)	(9,318)	(17,906)
Frontier Trading Company VI LLC	(4,299)	(128,700)	63,423	(69,576)	(264)	(101,081)	64,351	(36,994)
Frontier Trading Company VII, LLC	(306,137)	1,651,589	1,765,416	3,110,868	(12,455)	(2,324,392)	2,404,435	67,588
Frontier Trading Company IX, LLC	(8,399)	14,736	33,752	40,089	—	—	—	—
Frontier Trading Company XIII, LLC	(1,024)	35,165	157,387	191,528	—	—	—	—
Frontier Trading Company XIV, LLC	(21,541)	(1,188,141)	616,607	(593,075)	—	—	—	—
Frontier Trading Company XV, LLC	(32,121)	566,253	123,497	657,629	—	—	—	—

Total	$(553,401)	$2,373,726	$2,803,724	$4,624,049	$(17,950)	$(2,555,835)	$2,336,283	$(237,502)

Frontier Masters Series—
Frontier Trading Company I LLC	$—	$—	$—	$—	$(3,876)	$(17,972)	$(389,358)	$(411,206)
Frontier Trading Company II LLC	(8,218)	914,091	126,056	1,031,929	(488)	(115,937)	180,309	63,884
Frontier Trading Company XIV, LLC	(37,025)	(2,021,462)	971,561	(1,086,926)	—	—	—	—
Frontier Trading Company XV, LLC	(27,305)	587,937	36,404	597,036	—	—	—	—

Total	$(72,548)	$(519,434)	$1,134,021	$542,039	$(4,364)	$(133,909)	$(209,049)	$(347,322)

The statements of financial condition as of June 30, 2010 and December 31, 2009 and the Condensed Statement of Income for the three and six months ended June 30, 2010 and 2009 for the unconsolidated Trading Companies are as follows:

	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XIV LLC	QIM Trading Co.- Global Program, LLC	Tiverton Trading Co.- Discretionary Program, LLC
Statements of Financial Condition— June 30, 2010

Cash held at futures commission merchants	$19,468,803	$11,994,829	$9,438,682	$3,113,400	$2,102,289

Open trade equity	2,406,682	12,202,207	231,706	(107,832)	353,792

Total assets	$21,875,485	$24,197,036	$9,670,388	$3,005,568	$2,456,081

Members’ equity	$21,875,485	$24,197,036	$9,670,388	$3,005,568	$2,456,081

Condensed Statement of Income— For the Three Months Ended June 30, 2010

Interest income	$2,180	$2,142	$(2,321)	$(394)	$(46)
Net realized gain on investments, less commissions	11,066,746	1,835,799	(1,980,135)	73,317	(55,821)
Change in open trade equity	(5,023,915)	12,930,002	(178,789)	(117,070)	189,002

Net income	$6,045,011	$14,767,943	$(2,161,245)	$(44,147)	$133,135

Condensed Statement of Income— For the Six Months Ended June 30, 2010

Interest income	$2,135	$2,062	$(9,189)	$(577)	$(46)
Net realized gain on investments, less commissions	13,040,029	(8,835,009)	(6,978,161)	(219,337)	(39,297)
Change in open trade equity	1,941,933	25,542,197	2,730,531	(107,832)	195,983

Net income	$14,984,097	$16,709,250	$(4,256,819)	$(327,746)	$156,640

	Frontier Trading Company II LLC	Frontier Trading Company V LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIII, LLC
Statements of Financial Condition— December 31, 2009

Cash held at futures commission merchants		$13,010,250	$12,801,718	$1,135,385

Open trade equity		810,189	(767,235)	38,234

Total assets		$13,820,439	$12,034,483	$1,173,619

Members’ equity		$13,820,439	$12,034,483	$1,173,619

Condensed Statement of Income— For the Three Months Ended June 30, 2009

Interest income	$1,078		$(247)	$375	$—
Net realized gain on investments, less commissions	(9,129,719)		(4,153,989)	(255,695)	(169,730)
Change in open trade equity	583,998		142,451	92,411	71,552

Net income	$(8,544,643)		$(4,011,785)	$(162,909)	$(98,178)

Condensed Statement of Income— For the Six Months Ended June 30, 2009

Interest income	$11,233		$8,415	$2,938	$—
Net realized gain on investments, less commissions	(7,994,415)		(3,662,868)	(604,516)	(169,730)
Change in open trade equity	(1,793,834)		(274,371)	(155,005)	71,552

Net income	$(9,777,016)		$(3,928,824)	$(756,583)	$(98,178)

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

The Balanced Series advances funds to the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series for the purpose of investing in the respective Trading Company for such Series on behalf of the Balanced Series.

The following table summarizes the Balanced Series advances to and reductions from the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series of the Trust for the six months ending June 30, 2010.

Balanced Series

Summary by Quarter

2010

		Frontier	Frontier	Frontier
	Currency Series	Diversified Series	Dynamic Series	Masters Series	Total
Inter-series receivables January 1, 2010	$12,266,758	$10,962,073	$27,676,116	$18,184,135	$69,089,082
Additions during period	—	—	—	—	—
Reduction during period	—	—	—	—	—
Earnings on inter-series receivables	329,038	(102,443)	(129,208)	125,024	222,411

Inter-series receivables March 31, 2010	$12,595,796	$10,859,630	$27,546,908	$18,309,159	$69,311,493
Additions during period	—	—	—	—	—
Reduction during period	—	(11,139,253)	—	—	(11,139,253)
Earnings on inter-series receivables	177,705	279,623	(130,449)	(122,674)	204,205

Inter-series receivables June 30, 2010	$12,773,501	$—	$27,416,459	$18,186,485	$58,376,445

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

In addition, with respect to Class 1 and Class 1a Units of each Series, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee at an annualized rate, as described in more detail above, which the Managing Owner pays to selling agents of the Trust. The following table summarizes fees earned by the Managing Owner for the three and six months ended June 30, 2010 and 2009.

Series: Three Months Ended June 30, 2010	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified	$241,917	$600,952	$853,906	$330,137
Frontier Dynamic	—	170,249	—	21,908
Frontier Long/Short Commodity	824,235	100,037	588,335	299,535
Frontier Masters	241,703	382,310	22,281	151,944
Balanced	540,618	452,223	4,979,205	2,168,354
Campbell/Graham/Tiverton	593,711	90,567	—	483,698
Currency	40,779	25,847	—	55,456
Long Only Commodity	12,768	4,930	—	15,873
Managed Futures Index	30,696	6,919	—	8,558
Winton	397,180	73,762	—	368,646
Winton/Graham	488,551	72,463	—	346,500

Series: Three Months Ended June 30, 2009	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified	$13,238	$49,469	$42,026	$5,252
Frontier Dynamic	—	42,325	—	4,497
Frontier Long/Short Commodity	687,733	86,265	589,720	377,517
Frontier Masters	25,087	39,752	9,073	4,226
Balanced	460,512	520,434	1,833,589	2,358,434
Campbell/Graham/Tiverton	534,829	104,223	—	543,332
Currency	39,460	35,574	—	78,665
Long Only Commodity	12,996	5,139	—	17,206
Managed Futures Index	18,109	4,957	—	10,451
Winton	330,805	81,094	—	412,097
Winton/Graham	377,414	75,594	—	365,413

Series: Six Months Ended June 30, 2010	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified	$404,570	$1,041,644	$1,040,130	$568,306
Frontier Dynamic	—	336,622	—	42,558
Frontier Long/Short Commodity	1,612,557	192,927	666,437	621,685
Frontier Masters	443,985	681,482	22,281	261,372
Balanced	898,610	872,504	5,932,686	4,272,276
Campbell/Graham/Tiverton	1,175,602	183,087	—	975,667
Currency	80,855	51,740	—	113,495
Long Only Commodity	26,990	10,261	—	33,057
Managed Futures Index	56,950	12,953	—	17,339
Winton	774,060	143,976	—	721,012
Winton/Graham	955,133	143,080	—	685,101

Series: Six Months Ended June 30, 2009	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified	$13,238	$49,469	$42,026	$5,252
Frontier Dynamic	—	42,325	—	4,497
Frontier Long/Short Commodity	1,300,066	174,548	1,265,455	727,777
Frontier Masters	25,087	39,752	9,073	4,226
Balanced	857,146	1,063,034	3,950,234	4,429,977
Campbell/Graham/Tiverton	1,100,296	217,495	(2,140)	1,068,736
Currency	81,484	79,781	—	163,379
Long Only Commodity	24,991	9,990	—	32,592
Managed Futures Index	35,094	9,203	—	20,863
Winton	721,110	178,685	(21,347)	862,757
Winton/Graham	654,686	131,108	(5,804)	663,597

The following table summarizes fees payable to the Managing Owner as of June 30, 2010.

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified	$48,649	$153,114	$777,814	$1,455
Frontier Dynamic	—	40,574	—	30
Frontier Long/Short Commodity	188,043	29,070	571,816	78,238
Frontier Masters	24,878	127,909	54,614	2,179
Balanced	41,083	21,236	3,495,684	272,440
Campbell/Graham/Tiverton	134,938	19,469	—	111,946
Currency	9,672	5,941	—	12,230
Long Only Commodity	3,988	1,540	—	4,904
Managed Futures Index	10,256	2,297	—	2,809
Winton	91,699	16,687	—	92,296
Winton/Graham	111,346	16,163	—	84,102

The following table summarizes fees payable to the Managing Owner as of December 31, 2009.

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified	$28,225	$73,768	$132,434	$607
Frontier Dynamic	—	28,591	—	—
Frontier Long/Short Commodity	144,346	15,480	278,267	63,507
Frontier Masters	29,929	40,976	—	1,313
Balanced	208,736	103,317	1,306,596	85,599
Campbell/Graham/Tiverton	94,011	17,084	—	86,041
Currency	8,537	5,570	—	13,629
Long Only Commodity	4,891	1,904	—	5,301
Managed Futures Index	7,105	1,636	—	2,083
Winton	63,259	13,271	—	74,866
Winton/Graham	79,384	12,080	—	52,712

With respect to the service fees, the initial service fee (for the first 12 months) relating to a sale of the Units is prepaid by the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following the sale. Since the Managing Owner is prepaying the initial service fee for the first year and is being reimbursed for such payment by the Series monthly in arrears based upon a corresponding percentage of NAV, it bears the risk of the downside and the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof which may result from variations in NAV over the following 12 months. For the six months ended June 30, 2010, due to variations in NAVs, amounts paid or payable to the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $616 for the Currency Series, $1,829 for the Frontier Long Short Commodity Series, $189 for the Managed Futures Index Series, $5,067 for the Winton Series and $1,357 for the Frontier Diversified Series. For the six months ended June 30, 2010, amounts received or receivable from the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $22,466 for the Balanced Series, $2,780 for the Winton/Graham Series, $1,925for the Campbell/Graham/Tiverton Series, $3,845 for the Frontier Dynamic Series and $491 for the Frontier Masters Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Campbell/Graham/Tiverton Series, Currency Series, Winton Series, and Winton/Graham Series. In addition, if interest rates fall below 0.75% (calculated daily based on each Series’ NAV), the Managing Owner will be paid the difference between the Trust’s annualized interest income allocated to the foregoing Series and 0.75%. For the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series (Class 1 a and Class 2a only), Long Only Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. During the six months ended June 30, 2010 and June 30, 2009, the Trust paid $5,047,333 and $5,452,455, respectively of such interest income to the Managing Owner.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $499,976 and $438,202, respectively for the three months ended June 30, 2010 and 2009 and $958,071 and $834,601, respectively for the six months ended June 30, 2010 and 2009. Additionally, The Bornhoft Group Corporation provides office space to the Managing Owner, prorates office expenses, and advances certain direct expenses on behalf of the Managing Owner. Under this agreement, the Managing Owner reimbursed The Bornhoft Group Corporation $131,655 and $109,756, respectively, for the three months ended June 30, 2010 and 2009 and $199,182 and $260,766, respectively, for the six months ended June 30, 2010 and 2009.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $899,957 and $788,763, respectively, for the three months ended June 30, 2010 and 2009 and $1,724,528 and $1,502,282, respectively, for the six months ended June 30, 2010 and 2009.

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

7. Financial Highlights

The following information presents the financial highlights of the Trust for the three and six months ended June 30, 2010 and 2009. This data has been derived from information presented in the financial statements.

	Frontier Diversified		Frontier Dynamic		Frontier Long/Short
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, March 31, 2010	$95.49	$96.86	$90.61	$91.82	$111.16	$125.49	$125.48	$99.31	$100.68
Net operating results:
Interest income	0.48	0.49	7.73	7.88	0.49	0.55	0.55	0.43	0.44
Expenses	(2.11)	(1.61)	(14.19)	(12.22)	(3.35)	(2.86)	(2.86)	(2.98)	(2.29)
Net gain/(loss) on investments, net of non-controlling interests	3.65	3.60	5.64	3.91	(1.05)	(1.20)	(1.20)	(0.68)	(0.99)
Net income/(loss)	2.02	2.48	(0.82)	(0.43)	(3.91)	(3.51)	(3.51)	(3.23)	(2.84)
Net asset value, June 30, 2010	$97.51	$99.34	$89.79	$91.39	$107.25	$121.98	$121.97	$96.08	$97.84

Ratios to average net assets (3)
Net investment gain/(loss)	-6.70%	-4.52%	-28.68%	-18.89%	-10.24%	-7.29%	-7.29%	-10.24%	-7.29%
Expenses before incentive fees	5.41%	3.23%	63.00%	53.21%	8.48%	5.52%	5.52%	8.48%	5.52%
Expenses after incentive fees	8.68%	6.50%	63.00%	53.21%	11.99%	9.03%	9.03%	11.99%	9.03%
Total return before incentive fees (2)	2.62%	2.93%	-1.04%	-0.47%	-2.53%	-1.74%	-1.73%	-3.44%	-2.68%
Total return after incentive fees (2)	1.81%	2.11%	-1.04%	-0.47%	-3.40%	-2.62%	-2.60%	-4.32%	-3.56%

	Frontier Masters		Balanced					Campbell/Graham/Tiverton
	Class 1	Class 2	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2010	$94.70	$96.03	$117.81	$104.66	$139.18	$117.53	$117.54	$101.25	$118.03
Net operating results:
Interest income	0.54	0.55	0.03	0.02	0.03	0.03	0.03	0.00	0.00
Expenses	(1.87)	(1.33)	(2.86)	(2.54)	(2.31)	(1.95)	(1.95)	(1.71)	(1.11)
Net gain/(loss) on investments, net of non-controlling interests	0.29	0.14	5.91	5.03	7.00	5.65	5.65	1.24	1.45
Net income/(loss)	(1.04)	(0.64)	3.08	2.51	4.72	3.73	3.73	(0.47)	0.34
Net asset value, June 30, 2010	$93.66	$95.39	$120.89	$107.17	$143.90	$121.26	$121.27	$100.78	$118.37

Ratios to average net assets (3)
Net investment gain/(loss)	-5.63%	-3.25%	-9.34%	-9.34%	-6.34%	-6.34%	-6.34%	-6.73%	-3.73%
Expenses before incentive fees	7.74%	5.36%	4.07%	4.07%	1.07%	1.07%	1.07%	6.74%	3.74%
Expenses after incentive fees	7.93%	5.55%	9.43%	9.43%	6.43%	6.43%	6.43%	6.74%	3.74%
Total return before incentive fees (2)	-1.25%	-0.69%	3.92%	3.81%	4.65%	4.44%	4.43%	-0.42%	0.34%
Total return after incentive fees (2)	-1.29%	-0.74%	2.58%	2.47%	3.31%	3.10%	3.10%	-0.42%	0.34%

	Currency		Long Only		Managed Futures Index		Winton		Winton/Graham
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2010	$79.50	$93.79	$80.20	$87.06	$111.54	$120.80	$123.35	$137.51	$109.47	$128.65
Net operating results:
Interest income	0.29	0.35	0.40	0.43	0.09	0.10	0.13	0.15	0.11	0.13
Expenses	(1.25)	(0.77)	(0.73)	(0.37)	(1.31)	(0.82)	(1.92)	(1.10)	(1.90)	(1.26)
Net gain/(loss) on investments, net of non-controlling interests	1.48	1.74	(4.66)	(5.07)	4.69	5.10	5.32	5.94	3.02	3.55
Net income/(loss)	0.52	1.32	(4.99)	(5.01)	3.47	4.38	3.53	4.99	1.23	2.42
Net asset value, June 30, 2010	$80.02	$95.11	$75.21	$82.05	$115.01	$125.18	$126.88	$142.50	$110.70	$131.07

Ratios to average net assets (3)
Net investment gain/(loss)	-4.77%	-1.76%	-1.72%	0.29%	-4.37%	-2.37%	-5.72%	-2.72%	-6.46%	-3.45%
Expenses before incentive fees	6.23%	3.23%	3.77%	1.76%	4.70%	2.70%	6.15%	3.15%	6.84%	3.84%
Expenses after incentive fees	6.23%	3.23%	3.77%	1.76%	4.70%	2.70%	6.15%	3.15%	6.84%	3.84%
Total return before incentive fees (2)	0.77%	1.41%	-6.52%	-6.13%	3.17%	3.62%	2.83%	3.55%	1.14%	1.91%
Total return after incentive fees (2)	0.77%	1.41%	-6.52%	-6.13%	3.17%	3.62%	2.83%	3.55%	1.14%	1.91%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

	Frontier Diversified		Frontier Dynamic		Frontier Long/Short
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2009	$96.80	$97.77	$91.43	$92.25	$113.77	$127.49	$127.49	$101.49	$102.48
Net operating results:
Interest income	1.03	1.04	17.49	17.75	0.83	0.94	0.94	0.74	0.75
Expenses	(3.79)	(2.80)	(31.18)	(26.77)	(5.74)	(4.63)	(4.63)	(5.12)	(3.71)
Net gain/(loss) on investments, net of non-controlling interests	3.47	3.33	12.05	8.16	(1.61)	(1.82)	(1.83)	(1.03)	(1.68)
Net income/(loss)	0.71	1.57	(1.64)	(0.86)	(6.52)	(5.51)	(5.52)	(5.41)	(4.64)
Net asset value, June 30, 2010	$97.51	$99.34	$89.79	$91.39	$107.25	$121.98	$121.97	$96.08	$97.84

Ratios to average net assets (3)
Net investment gain/(loss)	-5.80%	-3.61%	-30.47%	-19.79%	-8.89%	-5.92%	-5.92%	-8.89%	-5.92%
Expenses before incentive fees	5.54%	3.35%	69.40%	58.71%	8.40%	5.43%	5.43%	8.40%	5.43%
Expenses after incentive fees	7.95%	5.76%	69.40%	58.71%	10.40%	7.43%	7.43%	10.40%	7.43%
Total return before incentive fees (2)	3.07%	3.43%	-2.00%	-0.76%	-5.07%	-3.27%	-2.08%	-5.23%	-3.37%
Total return after incentive fees (2)	1.88%	2.24%	-2.00%	-0.76%	-6.07%	-4.26%	-3.07%	-6.23%	-4.36%

	Frontier Masters		Balanced					Campbell/Graham/Tiverton
	Class 1	Class 2	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2009	$94.46	$95.37	$118.54	$105.50	$139.01	$117.60	$117.60	$104.65	$121.10
Net operating results:
Interest income	1.12	1.14	0.09	0.08	0.11	0.09	0.09	0.00	0.00
Expenses	(3.81)	(2.72)	(4.24)	(3.76)	(2.93)	(2.48)	(2.50)	(3.36)	(2.16)
Net gain/(loss) on investments, net of non-controlling interests	1.89	1.60	6.50	5.35	7.71	6.05	6.08	(0.51)	(0.57)
Net income/(loss)	(0.80)	0.02	2.35	1.67	4.89	3.66	3.67	(3.87)	(2.73)
Net asset value, June 30, 2010	$93.66	$95.39	$120.89	$107.17	$143.90	$121.26	$121.27	$100.78	$118.37

Ratios to average net assets (3)
Net investment gain/(loss)	-5.77%	-3.36%	-7.07%	-7.07%	-4.07%	-4.07%	-4.07%	-6.67%	-3.67%
Expenses before incentive fees	8.05%	5.65%	3.97%	3.97%	0.97%	0.97%	0.97%	6.67%	3.67%
Expenses after incentive fees	8.17%	5.76%	7.23%	7.23%	4.23%	4.23%	4.23%	6.67%	3.67%
Total return before incentive fees (2)	-0.73%	0.78%	3.54%	2.42%	4.97%	4.59%	6.80%	-3.87%	-2.53%
Total return after incentive fees (2)	-0.79%	0.72%	1.93%	0.81%	3.35%	2.98%	5.18%	-3.87%	-2.53%

	Currency		Long Only		Managed Futures Index		Winton		Winton/Graham
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2009	$78.00	$91.34	$83.59	$90.30	$112.54	$121.28	$117.57	$130.10	$110.06	$128.39
Net operating results:
Interest income	0.62	0.73	0.82	0.89	0.33	0.36	0.19	0.21	0.26	0.30
Expenses	(2.39)	(1.43)	(1.49)	(0.76)	(2.60)	(1.61)	(3.71)	(2.12)	(3.67)	(2.41)
Net gain/(loss) on investments, net of non-controlling interests	3.79	4.47	(7.71)	(8.38)	4.74	5.15	12.83	14.31	4.05	4.79
Net income/(loss)	2.02	3.77	(8.38)	(8.25)	2.47	3.90	9.31	12.40	0.64	2.68
Net asset value, June 30, 2010	$80.02	$95.11	$75.21	$82.05	$115.01	$125.18	$126.88	$142.50	$110.70	$131.07

Ratios to average net assets (3)
Net investment gain/(loss)	-4.52%	-1.51%	-1.70%	0.30%	-4.09%	-2.08%	-5.83%	-2.83%	-6.33%	-3.33%
Expenses before incentive fees	6.10%	3.09%	3.79%	1.79%	4.67%	2.67%	6.15%	3.15%	6.81%	3.81%
Expenses after incentive fees	6.10%	3.09%	3.79%	1.79%	4.67%	2.67%	6.15%	3.15%	6.81%	3.81%
Total return before incentive fees (2)	2.70%	3.37%	-10.73%	-9.71%	2.21%	2.46%	7.63%	9.00%	0.50%	2.10%
Total return after incentive fees (2)	2.70%	3.37%	-10.73%	-9.71%	2.21%	2.46%	7.63%	9.00%	0.50%	2.10%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

	Balanced					Winton		Campbell/Graham/Tiverton
	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2009 or beginning of operations	$125.21	$111.86	$143.54	$121.95	$121.97	$127.43	$137.86	$107.63	$121.77
Net operating results:
Interest income	0.09	0.08	0.11	0.09	0.09	0.07	0.08	0.07	0.08
Expenses	(1.78)	(1.59)	(0.99)	(0.84)	(0.83)	(1.66)	(0.82)	(1.59)	(0.92)
Net gain/(loss) on investments, net of minority interests	(2.46)	(2.21)	(2.82)	(2.47)	(2.49)	(8.41)	(9.12)	(4.08)	(4.63)
Net income	(4.15)	(3.72)	(3.70)	(3.22)	(3.23)	(9.99)	(9.86)	(5.60)	(5.48)
Net asset value, June 30, 2009	$121.06	$108.14	$139.84	$118.73	$118.74	$117.44	$128.00	$102.03	$116.29

Ratios to average net assets (3)
Net investment gain/(loss)	-5.49%	-5.49%	-2.49%	-2.49%	-8.11%	-5.26%	-2.26%	-6.83%	-3.31%
Expenses before incentive fees	3.97%	3.97%	0.97%	0.97%	3.17%	5.51%	2.50%	7.13%	3.61%
Expenses after incentive fees	5.79%	5.79%	2.80%	7.13%	9.09%	5.51%	2.50%	7.13%	3.61%
Total return before incentive fees (2)	-2.88%	-2.81%	-2.13%	-2.19%	-2.09%	-8.33%	-7.52%	-6.25%	-5.14%
Total return after incentive fees (2)	-3.33%	-3.26%	-2.58%	-2.64%	-2.55%	-8.33%	-7.52%	-6.25%	-5.14%

	Currency		Winton/Graham		Frontier Long/Short
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, March 31, 2009 or beginning of operations	$90.63	$103.75	$113.12	$128.99	$104.14	$114.20	$122.70	$100.00	$100.00
Net operating results:
Interest income	0.11	0.13	0.08	0.09	0.44	0.50	0.32	0.34	0.46
Expenses	(1.17)	(0.58)	(1.60)	(0.91)	(2.97)	(2.45)	(1.58)	(2.32)	(2.28)
Net gain/(loss) on investments, net of minority interests	(1.78)	(2.05)	(5.14)	(5.87)	7.57	8.27	(0.93)	(0.49)	(0.54)
Net income	(2.85)	(2.51)	(6.67)	(6.69)	5.04	6.32	(2.19)	(2.47)	(2.36)
Net asset value, June 30, 2009	$87.78	$101.24	$106.45	$122.30	$109.18	$120.52	$120.51	$97.53	$97.64

Ratios to average net assets (3)
Net investment gain/(loss)	-4.79%	-1.79%	-5.62%	-2.63%	-9.71%	-6.60%	-20.03%	-38.41%	-26.13%
Expenses before incentive fees	5.28%	2.28%	5.91%	2.91%	7.81%	4.70%	14.26%	30.89%	18.60%
Expenses after incentive fees	5.28%	2.28%	5.91%	2.91%	11.39%	8.28%	25.13%	45.06%	32.78%
Total return before incentive fees (2)	-3.23%	-2.45%	-5.93%	-5.36%	6.08%	6.16%	-2.96%	-2.12%	-1.24%
Total return after incentive fees (2)	-3.23%	-2.45%	-5.93%	-5.36%	5.18%	5.27%	-3.85%	-3.01%	-2.14%

	Long Only		Managed Futures Index
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2009	$66.04	$70.28	$123.68	$131.33
Net operating results:
Interest income	0.29	0.33	0.50	0.53
Expenses	(0.66)	(0.34)	(1.26)	(0.70)
Net gain/(loss) on investments, net of minority interests	9.46	10.08	(2.11)	(2.27)
Net income	9.09	10.07	(2.87)	(2.44)
Net asset value, June 30, 2009	$75.13	$80.35	$120.81	$128.89

Ratios to average net assets (3)
Net investment gain/(loss)	-1.35%	-0.03%	-2.53%	-0.53%
Expenses before incentive fees	2.42%	1.10%	4.18%	2.19%
Expenses after incentive fees	2.42%	1.10%	4.18%	2.19%
Total return before incentive fees (2)	8.38%	8.20%	-2.06%	-1.14%
Total return after incentive fees (2)	8.38%	8.20%	-2.06%	-1.14%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner's total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

	Balanced					Winton Series		Campbell/Graham/Tiverton
	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2008	$125.17	$112.09	$142.44	$121.30	$121.97	$130.41	$140.04	$110.54	$124.14
Net operating results:
Interest income	0.13	0.12	0.15	0.13	0.13	0.44	0.48	0.26	0.29
Expenses	(3.78)	(3.38)	(2.21)	(1.88)	(1.85)	(3.45)	(1.72)	(3.32)	(1.96)
Net gain/(loss) on investments, net of minority interests	(0.46)	(0.69)	(0.54)	(0.82)	(1.51)	(9.96)	(10.80)	(5.44)	(6.19)
Net income	(4.11)	(3.95)	(2.60)	(2.57)	(3.23)	(12.97)	(12.04)	(8.51)	(7.85)
Net asset value, June 30, 2009	$121.06	$108.14	$139.84	$118.73	$118.74	$117.44	$128.00	$102.03	$116.29

Ratios to average net assets (3)
Net investment gain/(loss)	-5.90%	-5.90%	-2.91%	-2.91%	-18.78%	-4.85%	-1.85%	-6.24%	-3.00%
Expenses before incentive fees	4.02%	4.02%	1.02%	1.02%	6.60%	5.62%	2.62%	6.77%	3.53%
Expenses after incentive fees	6.12%	6.12%	3.12%	3.12%	20.16%	5.56%	2.56%	6.77%	3.52%
Total return before incentive fees (2)	-2.55%	-2.87%	-1.16%	-1.95%	-1.50%	-10.30%	-8.93%	-8.67%	-7.43%
Total return after incentive fees (2)	-3.59%	-3.91%	-2.20%	-2.99%	-2.55%	-10.27%	-8.89%	-8.67%	-7.43%

	Currency		Winton/Graham		Frontier Long/Short
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2008 or beginning of operations	$96.19	$109.30	$116.18	$131.49	$100.39	$109.28	$122.70	$100.00	$100.00
Net operating results:
Interest income	0.23	0.27	0.27	0.31	1.04	1.16	0.77	0.82	1.11
Expenses	(2.43)	(1.23)	(3.15)	(1.70)	(6.00)	(4.94)	(3.27)	(4.73)	(4.72)
Net gain/(loss) on investments, net of minority interests	(6.21)	(7.10)	(6.86)	(7.80)	13.74	15.02	0.31	1.44	1.25
Net income	(8.41)	(8.06)	(9.73)	(9.19)	8.79	11.24	(2.19)	(2.47)	(2.36)
Net asset value, June 30, 2009	$87.78	$101.24	$106.45	$122.30	$109.18	$120.52	$120.51	$97.53	$97.64

Ratios to average net assets (3)
Net investment gain/(loss)	-4.86%	-1.85%	-5.18%	-2.19%	-9.64%	-6.59%	-39.74%	-75.84%	-51.83%
Expenses before incentive fees	5.37%	2.37%	5.70%	2.70%	7.68%	4.63%	27.96%	60.47%	36.47%
Expenses after incentive fees	5.37%	2.37%	5.68%	2.68%	11.66%	8.61%	51.95%	91.77%	67.76%
Total return before incentive fees (2)	-9.29%	-7.73%	-9.13%	-7.15%	10.80%	11.69%	-1.88%	-1.04%	-0.17%
Total return after incentive fees (2)	-9.29%	-7.73%	-9.12%	-7.14%	8.83%	9.72%	-3.85%	-3.01%	-2.14%

	Long Only		Managed Futures Index
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2008	$70.31	$74.46	$132.18	$139.70
Net operating results:
Interest income	0.61	0.67	1.03	1.09
Expenses	(1.26)	(0.65)	(2.66)	(1.50)
Net gain/(loss) on investments, net of minority interests	5.48	5.86	(9.74)	(10.39)
Net income	4.82	5.89	(11.37)	(10.81)
Net asset value, June 30, 2009	$75.13	$80.35	$120.81	$128.89

Ratios to average net assets (3)
Net investment gain/(loss)	-1.51%	0.06%	-2.66%	-0.64%
Expenses before incentive fees	2.91%	1.34%	4.33%	2.32%
Expenses after incentive fees	2.91%	1.34%	4.33%	2.32%
Total return before incentive fees (2)	5.65%	6.27%	-8.57%	-6.40%
Total return after incentive fees (2)	5.65%	6.27%	-8.57%	-6.40%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner's total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). It does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of June 30, 2010 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. For the three and six months ended June 30, 2010, the monthly average of futures contracts bought for the Trust was approximately 258,000 and 272,500, respectively, and futures contracts sold for the Trust was approximately 194,000 and 224,000, respectively.

The following tables summarize the trading revenues for the three and six month periods ending June 30, 2010 and 2009 approximately by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2010 (1)

Type of contract	Frontier Diversified Series	Frontier Long/Short Series	Balanced Series
Metals	$648,825	$—	$3,828,368
Currencies	57,938	—	(359,541)
Energies	(676,616)	—	(57,684)
Agriculturals	(731,339)	—	(3,860,189)
Interest rates	1,255,457	—	3,955,623
Stock indices	(723,119)	—	(114,403)

Realized trading income/(loss)(2)	$(168,854)	$—	$3,392,174

Type of contract	Campbell/Graham/ Tiverton Series	Currency Series	Winton/Graham Series
Metals	$(70,001)	$—	$(162,587)
Currencies	(312,449)	239,657	799,427
Energies	(178,064)	—	(839,335)
Agriculturals	58,445	—	5,582
Interest rates	1,894,395	—	3,915,636
Stock indices	(475,294)	—	(635,481)

Realized trading income/(loss)(2)	$917,032	$239,657	$3,083,242

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2010 (1)

Type of contract	Frontier Diversified Series	Frontier Long/Short Series	Balanced Series
Metals	$906,825	$334,220	$4,202,826
Currencies	224,610	619,216	(1,658,461)
Energies	(725,644)	(32,272,413)	(1,656,207)
Agriculturals	(1,060,508)	6,407,717	(3,097,490)
Interest rates	1,444,587	(497,654)	4,812,196
Stock indices	(730,345)	1,379,261	(1,717,008)

Realized trading income/(loss)(2)	$59,525	$(24,029,653)	$885,856

Type of contract	Campbell/Graham/ Tiverton Series	Currency Series	Winton/Graham Series
Metals	$(905,405)	$—	$(275,900)
Currencies	(433,030)	292,764	467,646
Energies	(413,582)	—	(1,267,665)
Agriculturals	218,174	—	(799,428)
Interest rates	3,541,509	—	4,201,200
Stock indices	(929,265)	—	(2,664,355)

Realized trading income/(loss)(2)	$1,078,401	$292,764	$(338,502)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2010(1)

Type of contract	Frontier Diversified Series	Frontier Long/Short Series	Balanced Series
Metals	$(1,860,015)	$—	$2,777,246
Currencies	1,544,739	—	(1,303,061)
Energies	(283,807)	—	(434,136)
Agriculturals	(407,974)	—	1,902,241
Interest rates	914,709	—	2,179,192
Stock indices	(315,847)	—	(1,335,357)

Unrealized trading income/(loss)(3)	$(408,195)	$—	$3,786,125

Type of contract	Campbell/Graham/ Tiverton Series	Currency Series	Winton/Graham Series
Metals	$(566,954)	$—	$(198,589)
Currencies	243,759	(31,382)	227,696
Energies	(34,704)	—	(679,317)
Agriculturals	(549,601)	—	(550,816)
Interest rates	(437,954)	—	(700,607)
Stock indices	665,022	—	(540,725)

Unrealized trading income/(loss)(3)	$(680,432)	$(31,382)	$(2,442,358)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2010(1)

Type of contract	Frontier Diversified Series	Frontier Long/Short Series	Balanced Series
Metals	$(1,808,138)	$282,667	$(2,053,379)
Currencies	842,676	(69,820)	(309,921)
Energies	(4,250)	24,029,704	675,037
Agriculturals	(390,911)	(5,585,339)	(197,897)
Interest rates	883,518	(201,571)	5,332,509
Stock indices	(227,989)	31,629	(2,974,930)

Unrealized trading income/(loss)(3)	$(705,094)	$18,487,270	$471,419

Type of contract	Campbell/Graham/ Tiverton Series	Currency Series	Winton/Graham Series
Metals	$(484,296)	$—	$(674,738)
Currencies	129,289	14,092	1,099,478
Energies	10,147	—	(388,156)
Agriculturals	(558,338)	—	(532,741)
Interest rates	360,514	—	(331,587)
Stock indices	346,061	—	(404,403)

Unrealized trading income/(loss)(3)	$(196,623)	$14,092	$(1,232,147)

(1)	The Frontier Diversified Series, Frontier Masters Series, Campbell/Graham/Tiverton Series, Managed Futures Index Series and Winton Series participate in trading activities through equity in earnings/(loss) from trading companies. The Dynamic Series and Long Only Commodity Series participates in trading activities through realized gain/(loss) on swap contracts. Long/Short Series deconsolidated Frontier Trading Company VII, LLC as of January 31, 2010. The Frontier Diversified Series deconsolidated Beach Horizon Trading Company—Horizon Program, LLC as of June 21, 2010. The Balanced Series deconsolidated QIM Trading Company—Global Program, LLC as of June 29, 2010, Tiverton Trading Company—Discretionary Program, LLC as of June 2, 2010, Frontier Trading Company XIV, LLC as of January 25, 2010 and Frontier Trading Company VI, LLC as of March 19, 2010. The Campbell/Graham/Tiverton Series consolidated Frontier Trading Company VI, LLC on March 19, 2010 and thereafter. The Frontier Diversified Series, Balanced Series and Long/Short Series participate in trading activities through equity in earnings (loss) from the aforementioned deconsolidated trading companies.
(2)	In the Statements of Operations under Net realized gain (loss) on futures and forwards.
(3)	In the Statements of Operations under Net change in open trade equity.

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2009(1)

Type of contract	Frontier Long/Short Series	Balanced Series	Campbell/Graham/ Tiverton Series
Metals	$12,632,866	$(149,878)	$(664,496)
Currencies	595,022	(823,349)	1,664,422
Energies	(25,536,588)	734,385	(390,921)
Agriculturals	3,216,974	(495,671)	(1,007,520)
Interest rates	295,577	(994,861)	(486,063)
Stock indices	1,604,363	(2,680,431)	(85,076)

Realized trading income/(loss)(2)	$(7,191,786)	$(4,409,805)	$(969,654)

Type of contract	Currency Series	Winton Series	Winton/Graham Series
Metals	$—	$(508,316)	$308,102
Currencies	(122,528)	(2,083,452)	(771,731)
Energies	—	(774,063)	181,256
Agriculturals	—	5,358	467,150
Interest rates	—	(1,295,588)	225,369
Stock indices	—	(1,185,513)	39,447

Realized trading income/(loss)(2)	$(122,528)	$(5,841,574)	$449,593

Realized Trading Revenue from Futures, Forwards and Options
for the Six Months Ended June 30, 2009(1)

Type of contract	Frontier Long/Short Series	Balanced Series	Campbell/Graham/ Tiverton Series
Metals	$10,102,212	$3,008,642	$(523,662)
Currencies	971,656	1,495,687	1,073,618
Energies	(27,687,420)	(2,277,282)	(185,872)
Agriculturals	2,645,287	3,798,656	(1,331,375)
Interest rates	382,835	(7,598,919)	(249,380)
Stock indices	1,902,442	9,580,011	(400,807)

Realized trading income/(loss)(2)	$(11,682,988)	$8,006,795	$(1,617,478)

Type of contract	Currency Series	Winton Series	Winton/Graham Series
Metals	$—	$(349,440)	$145,557
Currencies	(87,087)	(2,603,191)	(298,422)
Energies	—	(447,390)	51,665
Agriculturals	—	(12,665)	370,068
Interest rates	—	(558,286)	69,317
Stock indices	—	(714,027)	111,408

Realized trading income/(loss)(2)	$(87,087)	$(4,684,999)	$449,593

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2009(1)

Type of contract	Frontier Long/Short Series	Balanced Series	Campbell/Graham/ Tiverton Series
Metals	$(11,795,315)	$(321,795)	$(105,811)
Currencies	(185,316)	(146,101)	(874,781)
Energies	27,053,182	(23,089)	123,597
Agriculturals	43,064	33,537	(107,570)
Interest rates	128,423	(307,138)	552,171
Stock indices	(521,732)	159,413	(161,734)

Unrealized trading income/(loss)(3)	$14,722,306	$(605,173)	$(574,128)

Type of contract	Currency Series	Winton Series	Winton/Graham Series
Metals	$—	$1,763,951	$45,312
Currencies	125,362	(5,621,570)	374,617
Energies	—	(212,359)	(52,929)
Agriculturals	—	(94,937)	46,066
Interest rates	—	3,193,379	(236,462)
Stock indices	—	(259,439)	69,261

Unrealized trading income/(loss)(3)	$125,362	$(1,230,975)	$245,865

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2009(1)

Type of contract	Frontier Long/Short Series	Balanced Series	Campbell/Graham/ Tiverton Series
Metals	$(8,857,623)	$(6,072,861)	$86,477
Currencies	(211,471)	(6,218,010)	(970,417)
Energies	37,730,943	(300,615)	121,454
Agriculturals	1,892,387	261,033	(150,188)
Interest rates	129,400	(2,069,864)	246,961
Stock indices	(170,698)	1,324,615	(94,518)

Unrealized trading income/(loss)(3)	$30,512,938	$(13,075,702)	$(760,231)

Type of contract	Currency Series	Winton Series	Winton/Graham Series
Metals	$—	$(2,294,483)	$45,312
Currencies	(25,145)	1,977,629	374,617
Energies	—	(60,860)	(52,929)
Agriculturals	—	1,048,578	46,066
Interest rates	—	(4,484,327)	(236,462)
Stock indices	—	204,656	69,261

Unrealized trading income/(loss)(3)	$(25,145)	$(3,608,807)	$245,865

(1)	The Frontier Diversified Series, Frontier Masters Series and Managed Futures Index Series participate in trading activities through equity in earnings/(loss) from trading companies. The Long Only Commodity Series participates in trading activities through realized gain/(loss) on swap contracts.

(2)	In the Statements of Operations under Net realized gain(loss) on futures and forwards.

(3)	In the Statements of Operations under Net change in open trade equity.

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

Overview

The Frontier Fund (the “Trust”), is a Delaware statutory trust formed on August 8, 2003. The Trust is a multi-advisor commodity pool, as described in CFTC Regulation § 4.10(d)(2). The Trust is authorized to issue multiple series (“Series”) of Units (the “Units”), pursuant to the requirements of the Trust Act. The assets of each Series are held and accounted for in separate and distinct records separately from the assets of other Series. The Trust is managed by Equinox Fund Management LLC (the “ Managing Owner”), and its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances).

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

As of June 30, 2010 the Trust had eleven separate Series of Units issued and outstanding: the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Campbell/Graham/Tiverton Series, Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series. Each Series of Units has between three and six separate classes issued and/or outstanding—Class 1, Class 2, Class 3, Class 1a, Class 2a, and Class 3a.

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

Each Series allocates funds to a Trading Company, or Trading Companies, which allocate all of their daily trading profits or losses to the Series in proportion to each Series’ funds allocated to the Trading Company, adjusted on a daily basis. As of June 30, 2010, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Trading Companies.

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

Custom Time Deposits

Custom time deposits and certificates of deposit are allocated to each Series based on the Series’ percentage ownership in the pooled cash management assets as of the reporting date. The Trust values the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.44 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to fair value measurements under ASC 820. The Trust values the certificates of deposit at face value plus accrued interest and reports these instruments as Level 2 inputs under ASC 820.

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

A portion of each Trading Company’s assets (“receivable from futures commission merchants”) is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At June 30, 2010, cash deposited at the clearing brokers was $68,751,245 for the Balanced Series, $9,856,890 for the Campbell/Graham/Tiverton Series, $1,032,783 for the Currency Series and $12,576,596 for the Winton/Graham Series. At December 31, 2009, cash deposited at the clearing brokers was $23,781,708 for the Frontier Long/Short Commodity Series, $71,161,299 for the Balanced Series, $489,483 for the Currency Series and $13,010,250 for the Winton/Graham Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each week. Currently, this amount is estimated to be 0.20%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the United States, or by a person controlled by or supervised by and acting as an instrumentality of the government of the United States pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Campbell/Graham/Tiverton Series, Currency Series, Winton Series, and Winton/Graham Series. For the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series (Class 1 a and Class 2a only), Long Only Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 20% of the Trust’s assets are expected to be committed as required margin for futures contracts and forward and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 5% to 12% of the Trust’s assets are expected to be deposited with over-the- counter counterparties in order to initiate and maintain swap style options and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held in either U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 68% to 85% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds, and custom time deposits. As of June 30, 2010, total cash and cash equivalents and custom time deposits held at banking institutions were $89,577,165 for the Frontier Diversified Series, $16,604,457 for the Frontier Dynamic Series, $43,738,850 for the Frontier Long/Short Commodity Series, $46,108,750 for the Frontier Masters Series $163,152,028 for the Balanced Series, $36,139,467 for the Campbell/Graham/Tiverton Series, $12,090,323 for

the Currency Series, $2,921,319 for the Long Only Commodity Series, $225,375 for the Managed Futures Index Series, $44,195,022 for the Winton Series and $42,085,906 for the Winton/Graham Series. As of December 31, 2009, total cash and cash equivalents and custom time deposits held at banking institutions were $47,895,580 for the Frontier Diversified Series, $15,802,320 for the Frontier Dynamic Series, $37,789,611 for the Frontier Long/Short Commodity Series, $22,701,439 for the Frontier Masters Series, $182,088,771 for the Balanced Series, $42,271,337 for the Campbell/Graham/Tiverton Series, $14,473,172 for the Currency Series, $3,515,966 for the Long Only Commodity Series, $2,397,492 for the Managed Futures Index Series, $40,520,486 for the Winton Series and $43,718,386 for the Winton/Graham Series.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009.

Frontier Diversified Series

The Frontier Diversified Series – Class 1 NAV gained 2.1% and lost 1.9%, respectively, for the three months ended June 30, 2010 and 2009, net of fees and expenses; the Frontier Diversified Series – Class 2 NAV gained 2.6% and lost 1.9%, respectively for the three months ended June 30, 2010 and 2009, net of fees and expenses.

For the three months ended June 30, 2010, the Frontier Diversified Series recorded net gain on investments of $3,375,455, net interest of $516,293, and total expenses of $2,026,912, resulting in a net increase in Owners’ capital from operations of $2,025,182 after non-controlling interests of $160,346. The Frontier Diversified Series began trading operations on June 9, 2009. For the three months ended June 30, 2009, the Frontier Diversified Series recorded a net gain on investments of $73,699, net interest of $32,275, and total expenses of $109,985, resulting in a net decrease in Owners’ capital from operations of $1,011.

Please see additional discussion under “Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009 – Frontier Diversified Series.”

Frontier Dynamic Series

The Frontier Dynamic Series – Class 1 NAV lost 0.9% and 2.9%, respectively, for the three months ended June 30, 2010 and 2009, net of fees and expenses; the Frontier Dynamic Series – Class 2 NAV lost 0.5% and 2.8%, respectively for the three months ended June 30, 2010 and 2009, net of fees and expenses.

For the three months ended June 30, 2010, the Frontier Dynamic Series recorded net gain on investments of $71,162, net interest of $109,808, and total expenses of $192,157, resulting in a net decrease in Owners’ capital from operations of $11,187. The Frontier Diversified Series began trading operations on June 9, 2009. For the period ended June 30, 2009 the Frontier Dynamic Series recorded a net gain on investments of $15,045, net interest of $30,195, and total expenses of $46,822, resulting in a net decrease in Owners’ capital from operations of $1,582.

Please see additional discussion under “Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009 – Frontier Dynamic Series.”

Frontier Long/Short Commodity Series

The Frontier Long/Short Commodity Series – Class 1 NAV lost 3.5% and gained 4.8%, respectively, for the three months ended June 30, 2010 and 2009, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2 NAV lost 2.8% and gained 5.5%, respectively, for the three months ended June 30, 2010 and 2009, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 NAV lost 2.8% and 1.8%, respectively for the three month period ended June 30, 2010 and 2009, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 1a NAV lost 3.3% and 2.5%, respectively, for the three month period ended June 30, 2010 and 2009, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a NAV lost 2.8% and 2.4%, respectively, for the three month period ended June 30, 2010 and 2009, net of fees and expenses.

For the three months ended June 30, 2010, the Frontier Long/Short Commodity Series recorded net loss on investments of $590,859, net interest of $292,623, and total expenses of $1,812,142, resulting in a net decrease in Owners’ capital from operations of $2,110,378. For the three months ended June 30, 2009, the Frontier Long/Short Commodity Series recorded net gain on investments of $6,623,732, net interest of $276,765, and total expenses of $1,741,235, resulting in a net increase in Owners’ capital from operations of $3,172,418 after non-controlling interests of ($1,986,844).

Please see additional discussion under “Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009 – Frontier Long/Short Commodity Series.”

Frontier Masters Series

The Frontier Masters Series – Class 1 NAV lost 1.1% and 2.0%, respectively, for the three months ended June 30, 2010 and 2009, net of fees and expenses; the Frontier Masters Series – Class 2 NAV lost 0.7% and 1.9%, respectively for the three months ended June 30, 2010 and 2009, net of fees and expenses.

For the three months ended June 30, 2010, the Frontier Masters Series recorded net gain on investments of $42,902, net interest of $267,906, and total expenses of $798,238, resulting in a net decrease in Owners’ capital from operations of $487,430. The Frontier Masters Series began trading operations on June 9, 2009. For the period ended June 30, 2009 the Frontier Masters Series recorded a net gain on investments of $48,703, net interest of $28,348, and total expenses of $78,138, resulting in a net decrease in Owners’ capital from operations of $1,087.

Please see additional discussion under “Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009 – Frontier Masters Series.”

Balanced Series

The Balanced Series – Class 1 NAV gained 2.6% and lost 3.3%, respectively, for the three months ended June 30, 2010 and 2009, net of fees and expenses; the Balanced Series – Class 1a NAV gained 2.4% and lost 3.3%, respectively, for the three months ended June 30,

2010 and 2009, net of fees and expenses; the Balanced Series – Class 2 NAV gained 3.4% and lost 2.6%, respectively, for the three months ended June 30, 2010 and 2009, net of fees and expenses; the Balanced Series – Class 2a NAV gained 3.2% and lost 2.6%, respectively, for the three months ended June 30, 2010 and 2009, net of fees and expenses; the Balanced Series – Class 3a NAV gained 3.2% and lost 2.6% for the three months ended June 30, 2010 and 2009, respectively, net of fees and expenses.

For the three months ended June 30, 2010, the Balanced Series recorded net gain on investments of $20,354,107, net interest of $81,959, and total expenses of $8,140,400, resulting in a net increase in Owners’ capital from operations of $10,199,358 after non-controlling interests of ($2,096,308). For the three months ended June 30, 2009, the Balanced Series recorded net loss on investments of $11,122,820, net interest of $304,159, and total expenses of $5,172,969, resulting in a net decrease in Owners’ capital from operations of $12,788,359 after non-controlling interests of $3,203,271.

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

Please see additional discussion under “Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009 – Balanced Series.”

Campbell/Graham/Tiverton Series

The Campbell/Graham/Tiverton Series – Class 1 NAV lost 0.5% and 5.2%, respectively, for the three months ended June 30, 2010 and 2009, net of fees and expenses; the Campbell/Graham/Tiverton Series – Class 2 NAV gained 0.3% and lost 4.5%, respectively for the three months ended June 30, 2010 and 2009, net of fees and expenses.

For the three months ended June 30, 2010, the Campbell/Graham/Tiverton Series recorded net gain on investments of $980,753, net interest of $1,710, and total expenses of $1,167,976, resulting in a net decrease in Owners’ capital from operations of $244,215 after non-controlling interests of ($58,702). For the three months ended June 30, 2009, the Campbell/Graham/Tiverton Series recorded net loss on investments of $3,984,875, net interest of $53,032, and total expenses of $1,182,384, resulting in a net decrease in Owners’ capital from operations of $4,332,755 after non-controlling interests of $781,472.

Please see additional discussion under “Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009 – Campbell/Graham/Tiverton Series.”

Currency Series

The Currency Series – Class 1 NAV gained 0.7% and lost 3.1% , respectively, for the three months ended June 30, 2010 and 2009, net of fees and expenses; the Currency Series – Class 2 NAV gained 1.4% and lost 2.4%, respectively for the three months ended June 30, 2010 and 2009, net of fees and expenses.

For the three months ended June 30, 2010, the Currency Series recorded net gain on investments of $161,214, net interest of $30,308, and total expenses of $122,082, resulting in a net increase in Owners’ capital from operations of $69,440. For the three months ended June 30, 2009, the Currency Series recorded net loss on investments of $268,315, net interest of $16,158, and total expenses of $153,699, resulting in a net decrease in Owners’ capital from operations of $405,856.

All commodity interest positions of the Currency Series during 2010 were within the Currencies sector.

Please see additional discussion under “Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009 – Currency Series.”

Long Only Commodity Series

The Long Only Commodity Series – Class 1 NAV lost 6.2% and gained 13.8%, respectively, for the three months ended June 30, 2010 and 2009, net of fees and expenses; the Long Only Commodity Series – Class 2 NAV lost 5.8% and gained 14.3% respectively, for the three months ended June 30, 2010 and 2009, net of fees and expenses.

For the three months ended June 30, 2010, the Long Only Commodity Series recorded net loss on investments of $246,070, net interest of $20,558, and total expenses of $33,571, resulting in a net decrease in Owners’ capital from operations of $259,083. For the three months ended June 30, 2009, the Long Only Commodity Series recorded net gain on investments of $568,267, net interest of $17,611, and total expenses of $35,341, resulting in a net increase in Owners’ capital from operations of $550,537.

Please see additional discussion under “Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009 – Long Only Commodity Series.”

Managed Futures Index Series

The Managed Futures Index Series – Class 1 NAV gained 3.1% and lost 2.3%, respectively, for the three months ended June 30, 2010 and 2009, respectively, net of fees and expenses; the Managed Futures Index Series – Class 2 NAV gained 3.6% and lost 1.9%, respectively, for the three months ended June 30, 2010 and 2009, net of fees and expenses.

For the three months ended June 30, 2010, the Managed Futures Index Series recorded a net gain on investments of $236,311, net interest of $4,538, and total expenses of $46,173, resulting in a net increase in Owners’ capital from operations of $194,676. For the three months ended June 30, 2009, the Managed Futures Index Series recorded a net loss on investments of $51,586, net interest of $17,469, and total expenses of $33,517, resulting in a net decrease in Owners’ capital from operations of $67,634.

Please see additional discussion under “Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009 – Managed Futures Index Series.”

Winton Series

The Winton Series – Class 1 NAV gained 2.9% and lost 7.8%, respectively, for the three months ended June 30, 2010 and 2009, net of fees and expenses; the Winton Series – Class 2 NAV gained 3.6% and lost 7.2%, respectively, for the three months ended June 30, 2010 and 2009, net of fees and expenses.

For the three months ended June 30, 2010, the Winton Series recorded net gain on investments of $2,548,316, net interest of $63,942, and total expenses of $839,588, resulting in a net increase in Owners’ capital from operations of $1,772,670. For the three months ended June 30, 2009, the Winton Series recorded net loss on investments of $8,138,222, net interest of $39,610, and total expenses of $823,996, resulting in a net decrease in Owners’ capital from operations of $5,410,519 after non-controlling interests of $3,512,089.

Please see additional discussion under “Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009 – Winton Series.”

Winton/Graham Series

The Winton/Graham Series – Class 1 NAV gained 1.1% and lost 5.9%, respectively, for the three months ended June 30, 2010 and 2009 net of fees and expenses; the Winton/Graham Series – Class 2 NAV gained 1.9% and lost 5.2%, respectively for the three months ended June 30, 2010 and 2009, net of fees and expenses.

For the three months ended June 30, 2010, the Winton/Graham Series recorded net gain on investments of $1,834,176, net interest of $56,239, and total expenses of $907,514, resulting in a net increase in Owners’ capital from operations of $764,172 after non-controlling interests of ($218,729). For the three months ended June 30, 2009, the Winton/Graham Series recorded net loss on investments of $2,549,438, net interest of $44,285, and total expenses of $818,421, resulting in a net decrease in Owners’ capital from operations of $3,623,010 after non-controlling interests of ($299,436).

Please see additional discussion under “Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009 – Winton/Graham Series.”

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009.

Market Conditions for Six Months Ended June 30, 2010

January 2010

Interest Rates

The Federal Open Market Committee (FOMC) decided in January to maintain the target range for the federal funds rate at 0% to 0.25%. The FOMC anticipates that economic conditions, including low rates of resource utilization, subdued inflation trends, and stable inflation expectations, are likely to warrant exceptionally low levels of the federal funds rate for an extended period. U.S. and European interest rate futures, across the curve, climbed steadily during January to finish higher.

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

Currencies

The U.S. Dollar index continued to strengthen during March, finishing up 0.9% for the month. The Euro and the British Pound continued to weaken against the U.S. Dollar, down 0.9% and 0.4%, respectively, for the month. The Japanese Yen weakened as well against the U.S. Dollar, down 4.8%. The Canadian Dollar and the Australian Dollar continued to strengthen against their U.S. counterpart, finishing higher by 3.6% and 2.4%, respectively, in March.

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

April 2010

Interest Rates

Recent U.S. data suggests that economic activity has continued to strengthen and that the labor market is improving. Growth in household spending has picked up recently but remains constrained by high unemployment, modest income growth, lower housing wealth, and tight credit. In Europe, the ongoing fiscal crisis in Greece continued to put pressure on the Euro zone. The concern increased that Greece’s debt troubles would spread throughout Europe, possibly putting a dent in the global economic recovery. U.S. and German interest rate futures, across the curve, finished the month higher because of a flight to quality.

Currencies

The U.S. Dollar index continued to climb during April, finishing up 1.0% for the month. The Euro continued to weaken against the U.S. Dollar, down 1.9% for the month. The Japanese Yen also weakened against the U.S. Dollar, down 0.4%. The British Pound and the Australian Dollar strengthened against the U.S. Dollar, finishing higher by 0.6% and 0.8%, respectively, in April.

Stock Indices

Most of the major U.S. stock indices finished higher in April. The DJIA, the S&P 500 Index and the NASDAQ Composite Index strengthened by 1.4%, 1.5% and 2.6%, respectively, for the month. In Europe, the uncertainty around Greece and other debt-troubled countries contributed to European stock indices finishing lower in April. FTSE index futures fell 3.1%, CAC-40 futures finished lower by 5.1% and DAX index futures finished down 1.0%.

Energy

Crude oil futures for June delivery finished higher by 2.3% settling at $86.15/bbl. Gasoline and heating oil futures also strengthened, up 4.3% and 5.7%, respectively, for the month. Natural gas continued to drop in April, finishing down 1.1%.

Metals

Uncertainty over the Euro contributed to the increase in gold prices in April, as investors turned to precious metals as an alternative vehicle to currencies. Gold futures for June delivery finished up 5.9% at $1,180/oz. Silver, platinum and palladium futures strengthened as well, finishing up 6.2%, 6.0% and 15.8%, respectively, for the month.

Agriculturals

Corn and wheat futures strengthened in April, finishing up 5.3% and 8.4%, respectively, for the month. Sugar futures continued to drop, finishing down by 8.2%. Cocoa and cotton strengthened in April, up 7.9% and 2.8%, respectively.

May 2010

Interest Rates

U.S. and German interest rate futures, across the curve, finished higher in May. In Europe, there is a concern that the ongoing debt crisis in Greece may spread to Hungary. Government officials in Hungary raised concerns about the nation suffering the type of debt problems that led to a massive bailout for Greece. The potential losses on the Hungarian debt will likely be shouldered by European banks that are already strained due to the Greek debt crisis. The Federal Reserve reestablished U.S. Dollar liquidity swap facilities with Bank of England, the European Central Bank, the Swiss National Bank, Bank of Canada, and the Bank of Japan in May, as a response to the re-emerging strains in short term funding markets in Europe.

Currencies

The U.S. Dollar index continued to climb during May, finishing up 5.8% for the month. The Euro remained under severe pressure during the month, battered by continued concerns over the state of sovereign debt. The Euro and the British Pound weakened against the U.S. Dollar, down 7.4% and 4.8% for the month. The Australian and Canadian Dollars also weakened against their U.S. counterpart, down 8.5% and 2.6%, respectively. The Japanese Yen strengthened against the U.S. Dollar, up 2.8% for the month.

Stock Indices

Renewed worries about the euro zone sent investors scurrying toward safer assets. Most of the major U.S. and European stock indices finished lower in May. The DJIA, the S&P 500 Index and the NASDAQ Composite Index dropped by 7.9%, 8.2% and 8.3%, respectively, for the month. In Europe, FTSE index futures fell 5.2%, CAC-40 futures finished lower by 4.7% and DAX index futures finished down 2.2%.

Energy

Fresh doubts about the prospects for economic recovery in the U.S., the world’s biggest oil consumer, contributed to the drop in crude oil futures prices in May. Crude oil futures for July delivery finished lower by 16.3% settling at $74.44/bbl for the month. Gasoline and heating oil futures also weakened, down 15.6% and 14.3%, respectively. Natural gas strengthened in May, up 7.2%.

Metals

Uncertainty over the Euro contributed to the increase in gold prices in May, as investors turned to gold as an alternative vehicle to currencies. Gold futures for August delivery finished up 2.8% at $1,218/oz for the month. Silver, platinum and palladium futures weakened, finishing down 1.2%, 11.2%, and 16.8%, respectively, in May.

Agriculturals

Rough rice, corn and wheat futures weakened in May, finishing down 7.7%, 4.3% and 9.0%, respectively, for the month. Lumber dropped considerably in May, finishing down 26.2%. Lumber’s downturn began in late April shortly before the expiration of a federal tax break for U.S. home buyers. That tax break ended April 30 and lumber investors believed that its expiration would slow demand for newly built homes.

June 2010

Interest Rates

U.S. and German interest rate futures, across the curve, finished higher in June. Even if the worst of the recent financial-market turmoil tied to Europe’s sovereign-debt crisis appears to have passed, there are still reasons to be concerned. The International Monetary Fund (“IMF”) said in an update of its World Economic Outlook that downside risks to the global economy had risen sharply and that “the new forecasts hinge on implementation of policies to rebuild confidence and stability, particularly in the euro area.” Since May 2010, the European Central Bank has purchased nearly $76 billion in government debt of Greece and other vulnerable countries. The government-debt purchase program has been controversial in Europe, particularly in Germany, where the practice fuels fears of a loss of central-bank independence and increases in the money supply, which could lead to inflation.

Currencies

The U.S. Dollar index dropped slightly in June, down 0.7% for the month. The Euro weakened against the U.S. Dollar, down 0.6% for the month. The Australian and Canadian Dollars also weakened against their U.S. counterpart, down 0.6% and 1.8%, respectively. The British Pound, the Swiss Franc and the Japanese Yen strengthened against the U.S. Dollar, up 2.8%, 7.2% and 3.2% for the month.

Stock Indices

Most of the major U.S. and European stock indices finished lower in June. The DJIA, the S&P 500 Index and the NASDAQ Composite Index dropped by 3.6%, 5.4% and-6.5%, respectively, for the month. In Europe, FTSE index futures fell 6.2%, CAC-40 futures finished lower by 3.1% and DAX index futures finished down 1.1%.

Energy

Crude oil futures for August delivery finished up 0.6%, settling at $75.63/bbl for the month. Gasoline and natural gas futures also strengthened, up 1.5% and 4.7%, respectively. Heating oil futures dropped in June, down 0.5%.

Metals

Gold futures for August delivery strengthened, up 2.5%, finishing at $1246/oz for the month. Silver futures also strengthened, finishing up 1.3%. Platinum and palladium futures weakened, finishing down 1.2% and 4.1%, respectively, in June.

Agriculturals

Rough rice futures continued its downward path, finishing lower by 17.0% in June. Since mid-December 2009, rough rice futures have dropped nearly 41%. Coffee futures saw a mid-June surge to sharply higher levels, up 22.1% for the month. Lumber continued to drop in June, finishing down 11.6%.

Market Conditions for Six Months Ended June 30, 2009

January 2009

Interest Rates

The Federal Open Market Committee decided to keep its target range for the federal funds rate at 0% to 0.25% in January, as economic data suggested that the economy has weakened further. The FOMC continued to purchase large quantities of agency debt and mortgage-backed securities to provide support to the mortgage and housing markets, and announced that it will employ all available tools to promote sustainable economic growth, including possibly purchasing long-term U.S. Treasury notes. U.S. interest rate futures, as well as European interest rate futures, finished mixed for the month.

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

Stock Indices

All major U.S. and European stock indices weakened in January. The DJIA finished the month down 8.8%, and the S&P 500 Index and NASDAQ Composite Index dropped 8.6% and 6.4% respectively in January. The DJIA, S&P 500 Index and NASDAQ Composite Index have dropped 30.7%, 35.6% and 37.6% respectively since August 2008. In Europe, FTSE index futures finished down 6.8%, CAC-40 futures dropped 8.4% and DAX index futures finished lower by 10.3% for the month.

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

March 2009

Interest Rates

The FOMC decided on March 18th to maintain the target range for the federal funds rate at 0% to 0.25%, and anticipates that the weak economic conditions are likely to warrant exceptionally low levels of the federal funds rate for an extended period of time. To support the mortgage lending and housing markets, the FOMC decided to increase the size of the Federal Reserve’s balance sheet further by purchasing an additional $750 billion of agency mortgage-backed securities, bringing its total purchases of these securities to up to $1.25 trillion this year. In addition, the Committee decided to increase its purchases of agency debt this year to a total of $200 billion and to purchase up to $300 billion of longer-term Treasury securities over the next six months. U.S. interest rate futures, as well as European interest rate futures, finished higher for the month.

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

April 2009

Interest Rates

The FOMC decided in April to maintain the target range for the Fed Funds rate at 0% to 0.25%, as recent economic data suggests that the economy continues to contract. To support the mortgage lending and housing markets, the FOMC has decided to purchase $1.25 trillion of agency mortgage-backed securities this year. In addition, the Committee has decided to increase its purchases of agency debt this year to a total of $200 billion and to purchase up to $300 billion of longer-term Treasury securities over the next six months. U.S. interest rate futures finished lower for the month and European interest rate futures finished mixed for the month.

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

Frontier Diversified Series

2010

The Frontier Diversified Series – Class 1 NAV gained 0.7% for the six months ended June 30, 2010, net of fees and expenses; the Frontier Diversified Series – Class 2 NAV gained 1.6% for the six months ended June 30, 2010, net of fees and expenses.

For the six months ended June 30, 2010 the Frontier Diversified Series recorded a net gain on investments of $3,726,885, net interest of $927,541, and total expenses of $3,054,650, resulting in a net increase in Owners’ capital from operations of $1,756,781 after non-controlling interests of $157,005. The NAV per Unit, Class 1, increased from $96.80 at December 31, 2009, to $97.51 as of June 30, 2010. The NAV per Unit, Class 2, increased from $97.77 at December 31, 2009, to $99.34 as of June 30, 2010. Total Class 1 subscriptions and redemptions for the period were $35,934,585 and $824,542, respectively. Total Class 2 subscriptions and redemptions for the period were $27,385,604 and $599,950, respectively. Ending capital at June 30, 2010, was $69,054,366 for Class 1 and $50,914,231 for Class 2. Ending capital at December 31, 2009, was $32,960,540 for Class 1 and $23,355,579 for Class 2. The Frontier Diversified Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2010, for additional information regarding these sectors.

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

Frontier Dynamic Series

2010

The Frontier Dynamic Series – Class 1 NAV lost 1.8% for the six months ended June 30, 2010, net of fees and expenses; the Frontier Dynamic Series – Class 2 NAV lost 0.9% for the six months ended June 30, 2010, net of fees and expenses.

For the six months ended June 30, 2010 the Frontier Dynamic Series recorded a net gain on investments of $137,245, net interest of $223,162, and total expenses of $379,180, resulting in a net decrease in Owners’ capital from operations of $18,773. The NAV per

Unit, Class 1, decreased from $91.43 at December 31, 2009, to $89.79 as of June 30, 2010. The NAV per Unit, Class 2, decreased from $92.25 at December 31, 2009, to $91.39 as of June 30, 2010. Total Class 1 subscriptions and redemptions for the period were $774,700 and $56,228, respectively. Total Class 2 subscriptions and redemptions for the period were $100,667 and $6,746, respectively. Ending capital at June 30, 2010, was $1,308,624 for Class 1 and $381,913 for Class 2. Ending capital at December 31, 2009, was $606,255 for Class 1 and $290,662 for Class 2.

The Frontier Dynamic Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2010, for additional information regarding these sectors.

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

Frontier Long/Short Commodity Series

2010

The Frontier Long/Short Commodity Series – Class 1 NAV lost 5.7% for the six months ended June 30, 2010, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2 NAV lost 4.3% for the six months ended June 30, 2010, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 NAV lost 4.3% for the six months ended June 30, 2010, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 1 a NAV lost 5.3% for the six months ended June 30, 2010, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a NAV lost 4.5% for the six months ended June 30, 2010, net of fees and expenses.

For the six months ended June 30, 2010, the Frontier Long/Short Commodity Series recorded net loss on investments of $3,837,037, net interest of $501,908, and total expenses of $3,093,606, resulting in a net decrease in Owners’ capital from operations of $3,515,614 after non-controlling interests of $2,913,121. The NAV per Unit, Class 1, decreased from $113.77 at December 31, 2009, to $107.25 as of June 30, 2010. The NAV per Unit, Class 2, decreased from $127.49 at December 31, 2009, to $121.98 as of June 30, 2010. The NAV per Unit, Class 3, decreased from $127.49 at December 31, 2009, to $121.97 as of June 30, 2010. The NAV per Unit, Class 1a, decreased from $101.49 at December 31, 2009, to $96.08 as of June 30, 2010. The NAV per Unit, Class 2a, decreased from $102.48 at December 31, 2009, to $97.84 as of June 30, 2010. Total Class 1 subscriptions and redemptions for the six months were $63,775 and $7,846,655, respectively. Total Class 2 redemptions for the six months were $1,125,584. There were no subscriptions. Total Class 3 subscriptions and redemptions for the six months were $5,661,686 and $660,920, respectively. Total Class 1a subscriptions and redemptions for the six months were $1,908,157 and $20,794, respectively. Total Class 2a subscriptions and redemptions for the six months were $870,834 and $101,166, respectively. Ending capital at June 30, 2010, was $35,521,864 for Class 1, $13,249,373 for Class 2, $10,860,346 for Class 3, $2,869,604 for Class 1a and $1,586,464 for Class 2a. Ending capital at December 31, 2009, was $45,759,225 for Class 1, $14,986,103 for Class 2, $6,140,056 for Class 3, $1,092,016 for Class 1a and $876,532 for Class 2a.

The Frontier Long/Short Commodity Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2010, for additional information regarding these sectors.

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

Sector Attribution for the Frontier Long/Short Commodity Series

Frontier Masters Series

2010

The Frontier Masters Series – Class 1 NAV lost 0.8% for the six months ended June 30, 2010, net of fees and expenses; the Frontier Masters Series – Class 2 NAV was unchanged for the six months ended June 30, 2010, net of fees and expenses.

For the period ended June 30, 2010 the Frontier Masters Series recorded a net gain on investments of $890,571, net interest of $478,578, and total expenses of $1,409,120, resulting in a net decrease in Owners’ capital from operations of $39,971. The NAV per Unit, Class 1, decreased from $94.46 at December 31, 2009, to $93.66 as of June 30, 2010. The NAV per Unit, Class 2, increased from $95.37 at December 31, 2009, to $95.39 as of June 30, 2010. Total Class 1 subscriptions and redemptions for the period were $15,992,592 and $210,148, respectively. Total Class 2 subscriptions and redemptions for the period were $13,791,519 and $461,515, respectively. Ending capital at June 30, 2010, was $30,333,160 for Class 1 and $22,026,504 for Class 2. Ending capital at December 31, 2009, was $14,723,330 for Class 1 and $8,563,857 for Class 2.

The Frontier Masters Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2010, for additional information regarding these sectors.

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

Balanced Series

2010

The Balanced Series – Class 1 NAV gained 2.0% for the six months ended June 30, 2010, net of fees and expenses; the Balanced Series – Class 1a NAV gained 1.6% for the six months ended June 30, 2010, net of fees and expenses; the Balanced Series – Class 2 NAV gained 3.5% for the six months ended June 30, 2010, net of fees and expenses; the Balanced Series – Class 2a NAV gained 3.1% for the six months ended June 30, 2010, net of fees and expenses; the Balanced Series – Class 3a NAV gained 3.1% for the six months ended June 30, 2010, net of fees and expenses.

For the six months ended June 30, 2010, the Balanced Series recorded net gain on investments of $20,088,663, net interest of $287,119, and total expenses of $11,976,076, resulting in a net increase in Owners’ capital from operations of $8,190,024 after non- controlling interests of ($209,682). The NAV per Unit, Class 1, increased from $118.54 at December 31, 2009, to $120.89 at June 30, 2010. For Class 1a, the NAV per Unit increased from $105.50 at December 31, 2009, to $107.17 at June 30, 2010. The NAV per Unit, Class 2, increased from $139.01 at December 31, 2009, to $143.90 at June 30, 2010. For Class 2a, the NAV per Unit increased from $117.60 at December 31, 2009, to $121.26 at June 30, 2010. For Class 3a, the NAV per Unit increased from $117.60 at December 31, 2009, to $121.27 at June 30, 2010. Total Class 1 subscriptions and redemptions for the three months were $357,897 and $13,620,753, respectively. Total Class 1a subscriptions and redemptions for the six month period were $22,122 and $3,217,147, respectively. Total Class 2 subscriptions and redemptions for the six months were $10,739 and $4,531,635, respectively. Total Class 2a redemptions for the six month period were $115,490. There were no subscriptions. Total Class 3a subscriptions and redemptions for the period were $2,440,748 and $489,257, respectively. Ending capital at June 30, 2010, was $278,159,303 for Class 1, $6,016,489 for Class 1a, $75,371,435 for Class 2, $3,279,409 for Class 2a and $3,236,511 for Class 3a. At December 31, 2009, ending capital was $286,024,307 for Class 1, $9,150,114 for Class 1a, $77,372,166 for Class 2, $3,298,566 for Class 2a, and $1,170,746 for Class 3a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2010, for additional information regarding these sectors.

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

Sector Attribution for the Balanced Series

Campbell/Graham/Tiverton Series

2010

The Campbell/Graham/Tiverton Series – Class 1 NAV lost 3.7% for the six months ended June 30, 2010, net of fees and expenses; the Campbell/Graham/Tiverton Series – Class 2 NAV lost 2.3% for the six months ended June 30, 2010, net of fees and expenses.

For the six months ended June 30, 2010, the Campbell/Graham/Tiverton Series recorded net loss on investments of $196,715, net interest of $594, and total expenses of $2,334,356, resulting in a net decrease in Owners’ capital from operations of $2,767,076 after non-controlling interests of ($236,599). The NAV per Unit, Class 1, decreased from $104.65 at December 31, 2009, to $100.78 as of June 30, 2010. The NAV per Unit, Class 2, decreased from $121.10 at December 31, 2009, to $118.37 as of June 30, 2010. Total Class 1 subscriptions and redemptions for the six months ended June 30, 2010, were $67,704 and $4,240,798, respectively. Total Class 2 redemptions for the six months ended June 30, 2010, were $1,287,873. There were no subscriptions. Ending capital at June 30, 2010, was $62,735,686 for Class 1 and $8,398,631 for Class 2. Ending capital at December 31, 2009, was $69,447,366 for Class 1 and $9,914,994 for Class 2.

The Campbell/Graham/Tiverton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2010, for additional information regarding these sectors.

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

Sector Attribution for the Campbell/Graham/Tiverton Series

Currency Series

2010

The Currency Series – Class 1 NAV gained 2.6% for the six months ended June 30, 2010, net of fees and expenses; the Currency Series – Class 2 NAV gained 4.1% for the six months ended June 30, 2010, net of fees and expenses.

For the six months ended June 30, 2010, the Currency Series recorded net gain on investments of $418,441, net interest of $67,766, and total expenses of $246,090, resulting in a net increase in Owners’ capital from operations of $240,117. The NAV per Unit, Class 1, increased from $78.00 at December 31, 2009, to $80.02 as of June 30, 2010. The NAV per Unit, Class 2, increased from $91.34 at December 31, 2009, to $95.11 as of June 30, 2010. Total Class 1 subscriptions and redemptions for the six months ending June 30, 2010 were $34,112, and $1,183,459, respectively. Total Class 2 redemptions for the six months ending June 30, 2010, was $1,516,813. There were no subscriptions. Ending capital at June 30, 2010, was $6,990,880 for Class 1 and $791,205 for Class 2. Ending capital at December 31, 2009, was $7,934,382 for Class 1 and $2,273,746 for Class 2.

The Currency Series may have both long and short exposure to the Currencies sector only. See comments above under Market Conditions for Six Months Ended June 30, 2010, for additional information regarding these sectors.

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

Because all returns are from the Currencies sector, there are no Sector Attribution charts for the Currency Series

Long Only Commodity Series

2010

The Long Only Commodity Series – Class 1 NAV lost 10.0% for the six months ended June 30, 2010, net of fees and expenses; the Long Only Commodity Series – Class 2 NAV lost 9.1% for the six months ended June 30, 2010, net of fees and expenses.

For the six months ended June 30, 2010, the Long Only Commodity Series recorded net loss on investments of $415,903, net interest of $43,582, and total expenses of $70,308, resulting in a net decrease in Owners’ capital from operations of $442,629. The NAV per Unit, Class 1, decreased from $83.59 at December 31, 2009 to $75.21 as of June 30, 2010. The NAV per Unit, Class 2, decreased from $90.30 at December 31, 2009, to $82.05 as of June 30, 2010. Total Class 1 subscriptions and redemptions for the six months were $465 and $351,775, respectively. Total Class 2 redemptions for the six months were $148,933. There were no subscriptions. Ending capital at June 30, 2010, was $3,002,832 for Class 1 and $720,621 for Class 2. Ending capital at December 31, 2009, was $3,711,581 for Class 1 and $954,744 for Class 2.

The Long Only Commodity Series may have long-only exposure in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2010, for additional information regarding these sectors.

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

Managed Futures Index Series

2010

The Managed Futures Index Series – Class 1 NAV gained 2.2% for the six months ended June 30, 2010, net of fees and expenses; the Managed Futures Index Series – Class 2 NAV gained 3.2% for the six months ended June 30, 2010, net of fees and expenses.

For the six months ended June 30, 2010 the Managed Futures Index Series recorded a net gain on investments of $197,003, net interest of $15,414, and total expenses of $87,242, resulting in a net increase in Owners’ capital from operations of $125,175. The NAV per Unit, Class 1, increased from $112.54 at December 31, 2009, to $115.01 as of June 30, 2010. The NAV per Unit, Class 2, increased from $121.28 at December 31, 2009, to $125.18 as of June 30, 2010. Total Class 1 redemptions for the six months were $141,595. There were no subscriptions. Total Class 2 subscriptions and redemptions for the six months were $2,000,000 and $58,695, respectively. Ending capital at June 30, 2010, was $1,728,493 for Class 1 and $3,969,601 for Class 2. Ending capital at December 31, 2009, was $1,831,435 for Class 1 and $1,941,774 for Class 2.

The Managed Futures Index Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2010, for additional information regarding these sectors.

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

Sector Attribution for the Managed Futures Index Series

Winton Series

2010

The Winton Series – Class 1 NAV gained 7.9% for the six months ended June 30, 2010, net of fees and expenses; the Winton Series – Class 2 NAV gained 9.5% for the six months ended June 30, 2010, net of fees and expenses.

For the six months ended June 30, 2010, the Winton Series recorded net gain on investments of $6,179,566, net interest of $92,449, and total expenses of $1,639,048, resulting in a net increase in Owners’ capital from operations of $4,632,967. The NAV per Unit, Class 1, increased from $117.57 at December 31, 2009, to $126.88 as of June 30, 2010. The NAV per Unit, Class 2, increased from $130.10 at December 31, 2009, to $142.50 as of June 30, 2010. Total Class 1 subscriptions for the six months were $133,403 and redemptions were $2,706,914. Total Class 2 redemptions for the six month period were $369,726. There were no subscriptions. Ending capital at June 30, 2010, was $49,323,862 for Class 1 and $10,768,047 for Class 2. Ending capital at December 31, 2009, was $48,198,317 for Class 1 and $10,203,862 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2010, for additional information regarding these sectors.

Sector Attribution for the Winton Series

2009

The Winton Series – Class 1 Net Asset Value lost 9.9% for the six months ended June 30, 2009, net of fees and expenses; the Winton Series – Class 2 Net Asset Value lost 8.6% for the six months ended June 30, 2009, net of fees and expenses.

For the six months ended June 30, 2009, the Winton Series recorded net loss on investments of $9,531,734, net interest of $243,684, and total expenses of $1,741,205, resulting in a net decrease in Owners’ capital from operations of $6,962,262 after non-controlling interests of $4,066,993. The Net Asset Value per Unit, Class 1, decreased from $130.41 at December 31, 2008, to $117.44 as of June 30, 2009. The Net Asset Value per Unit, Class 2, decreased from $140.04 at December 31, 2008, to $128.00 as of June 30, 2009. Total Class 1 subscriptions for the six months were $152,791 and redemptions were $3,863,831. Total Class 2 subscriptions and redemptions for the six month period were $200,000, and $282,896, respectively. Ending capital at June 30, 2009, was $52,614,064 for Class 1 and $10,656,764 for Class 2. Ending capital at December 31, 2008, was $62,283,659 for Class 1 and $11,743,367 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2009, for additional information regarding these sectors.

Sector Attribution for the Winton Series

Winton/Graham Series

2010

The Winton/Graham Series – Class 1 NAV gained 0.6% for the six months ended June 30, 2010, net of fees and expenses; the Winton/Graham Series – Class 2 NAV gained 2.1% for the six months ended June 30, 2010, net of fees and expenses.

For the six months ended June 30, 2010, the Winton/Graham Series recorded net gain on investments of $1,376,654, net interest of $138,472, and total expenses of $1,783,314, resulting in a net increase in Owners’ capital from operations of $486,499, after non-controlling interest of $754,687. The NAV per Unit, Class 1, increased from $110.06 at December 31, 2009, to $110.70 as of June 30, 2010. The NAV per Unit, Class 2, increased from $128.39 at December 31, 2009, to $131.07 as of June 30, 2010. Total Class 1 subscriptions and redemptions for the six months were $72,532 and $2,846,215, respectively. Total Class 2 redemptions for the six months were $743,725. There were no subscriptions. Ending capital at June 30, 2010, was $45,625,722 for Class 1 and $12,034,242 for Class 2. Ending capital at December 31, 2009, was $48,168,395 for Class 1 and $12,522,478 for Class 2.

The Winton/Graham Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2010, for additional information regarding these sectors.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of June 30, 2010 and December 31, 2009. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Frontier Diversified Series: (1)

MARKET SECTOR	June 30, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$2,132,557	1.8%	$810,969	1.2%

Currencies	$1,199,228	1.0%	$635,006	0.9%

Stock Indices	$2,564,006	2.1%	$1,117,679	1.7%

Metals	$1,222,539	1.0%	$219,940	0.3%

Agriculturals/Softs	$2,637,683	2.2%	$757,524	1.1%

Energy	$750,297	0.6%	$385,978	0.6%

Total:	$10,506,310	8.7%	$3,927,096	5.8%

Frontier Dynamic Series: (2)

MARKET SECTOR	June 30, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$—	0%	$—	0%

Currencies	$—	0%	$—	0%

Stock Indices	$—	0%	$—	0%

Metals	$—	0%	$—	0%

Agriculturals/Softs	$—	0%	$—	0%

Energy	$—	0%	$—	0%

Total:	$—	0%	$—	0%

Frontier Long/Short Commodity Series:

MARKET SECTOR	June 30, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$154,069	0.2%	$458,373	0.7%

Currencies	$211,118	0.3%	$123,312	0.2%

Stock Indices	$310,706	0.5%	$214,885	0.3%

Metals	$268,806	0.4%	$739,536	1.1%

Agriculturals/Softs	$4,713,814	7.4%	$3,885,971	5.6%

Energy	$1,377,540	2.1%	$2,532,008	3.7%

Total:	$7,036,053	10.9%	$7,954,085	11.6%

Frontier Masters Series: (3)

MARKET SECTOR	June 30, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$1,236,004	1.8%	$362,224	1.3%

Currencies	$452,951	0.6%	$273,070	1.0%

Stock Indices	$528,506	0.7%	$317,394	1.1%

Metals	$669,506	0.9%	$91,585	0.3%

Agriculturals/Softs	$415,360	0.6%	$186,311	0.7%

Energy	$240,882	0.3%	$65,552	0.2%

Total:	$3,543,209	4.9%	$1,296,136	4.6%

Balanced Series: (4), (5)

	June 30, 2010		December 31, 2009
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$9,610,775	2.6%	$8,664,284	2.3%

Currencies	$5,583,912	1.5%	$6,765,682	1.8%

Stock Indices	$15,836,355	4.3%	$14,042,370	3.7%

Metals	$5,234,863	1.4%	$1,954,885	0.5%

Agriculturals/Softs	$12,358,438	3.4%	$6,682,314	1.8%

Energy	$3,597,631	1.0%	$3,315,748	0.9%

Total:	$52,221,974	14.2%	$41,461,283	11.0%

Campbell/Graham/Tiverton Series:

	June 30, 2010		December 31, 2009
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$2,512,103	3.5%	$1,896,966	2.4%

Currencies	$2,556,409	3.6%	$2,228,877	2.8%

Stock Indices	$527,674	0.7%	$1,163,045	1.5%

Metals	$987,829	1.4%	$195,419	0.2%

Agriculturals/Softs	$883,337	1.2%	$755,928	1.0%

Energy	$158,800	0.2%	$133,992	0.2%

Total:	$7,626,152	10.6%	$6,374,227	8.1%

Currency Series: (6)

	June 30, 2010		December 31, 2009
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$—	0%	$—	0%

Currencies	$259,222	1.3%	$166,661	0.7%

Stock Indices	$—	0%	$—	0%

Metals	$—	0%	$—	0%

Agriculturals/Softs	$—	0%	$—	0%

Energy	$—	0%	$—	0%

Total:	$259,222	1.3%	$166,661	0.7%

Long Only Commodity Series:

	June 30, 2010		December 31, 2009
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$—	0.0%	$—	0.0%

Currencies	$—	0.0%	$—	0.0%

Stock Indices	$—	0.0%	$—	0.0%

Metals	$91,200	2.4%	$110,400	2.4%

Agriculturals/Softs	$129,200	3.5%	$156,400	3.4%

Energy	$159,600	4.3%	$193,200	4.1%

Total:	$380,000	10.2%	$460,000	9.9%

Managed Futures Index Series:

	June 30, 2010		December 31, 2009
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$276,579	4.9%	$85,348	2.3%

Currencies	$298,209	5.2%	$87,620	2.3%

Stock Indices	$59,910	1.1%	$95,314	2.5%

Metals	$26,204	0.5%	$5,542	0.1%

Agriculturals/Softs	$44,247	0.8%	$33,252	0.9%

Energy	$24,916	0.4%	$14,409	0.4%

Total:	$730,065	12.9%	$321,485	8.5%

Winton Series:

MARKET SECTOR	June 30, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$2,063,678	3.4%	$1,363,844	2.3%

Currencies	$2,471,872	4.1%	$1,337,445	2.3%

Stock Indices	$202,576	0.3%	$1,365,395	2.3%

Metals	$276,337	0.5%	$353,132	0.6%

Agriculturals/Softs	$750,167	1.2%	$577,065	1.0%

Energy	$114,413	0.2%	$60,996	0.1%

Total:	$5,879,043	9.7%	$5,057,877	8.6%

Winton/Graham Series:

	June 30, 2010		December 31, 2009
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$1,766,065	3.1%	$1,816,487	3.0%

Currencies	$2,733,501	4.7%	$2,252,403	3.7%

Stock Indices	$382,569	0.7%	$1,411,504	2.3%

Metals	$276,941	0.5%	$335,103	0.6%

Agriculturals/Softs	$778,650	1.4%	$975,542	1.6%

Energy	$180,915	0.3%	$148,812	0.2%

Total:	$6,118,641	10.7%	$6,939,851	11.4%

(1)	As of June 30, 2010 and December 31, 2009, a portion of the assets of the Frontier Diversified Series was invested in an Option basket of futures contracts with a notional value of $18,803,356 and $22,760,455, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(2)	As of June 30, 2010 and December 31, 2009, a portion of the assets of the Frontier Dynamic Series was invested in an Option basket of futures contracts with a notional value of $28,909,063 and $25,875,001, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(3)	As of June 30, 2010 and December 31, 2009, a portion of the assets of the Frontier Masters Series was invested in an Option basket of futures contracts with a notional value of $16,286,681 and $15,972,157, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(4)	As of June 30, 2010 and December 31, 2009, a portion of the assets of the Balanced Series was invested in the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series. The Balanced Series effective ownership in these Series as of June 30, 2010 was 62.1%, 0.0%, 94.2% and 25.8%, respectively. As of December 31, 2009 the Balanced Series effective ownership was 54.6%, 16.3%, 66.7% and 63.6%, respectively. Including its investment in this Series, total value at risk for the Balanced Series would be $53,296,365, or 14.6% of capitalization as of June 30, 2010 and $43,016,998, or 11.4% of capitalization as of December 31, 2009.
(5)	As of June 30, 2010 and December 31, 2009, a portion of the assets of the Balanced Series was invested in an Option basket of futures contracts with a notional value of $97,205,605 and $129,084,678, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(6)	As of June 30, 2010 and December 31, 2009, a portion of the assets of the Currency Series was invested in an Option basket of futures contracts with a notional value of $15,905,165 and $15,426,942, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of June 30, 2010, by market sector.

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

Counterpart Risk

The purchase and sale of futures and options on futures contracts require margin deposits with FCM’s. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13(a)-1 5(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the Trust and each Series as of June 30, 2010 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

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

The following table provides information regarding the sale of unregistered Units by the Registrant for the three months ended June 30, 2010. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Registrant claims an exemption from registration of each of the transactions listed below under Section 4(2) of the Securities Act, as a sale by an issuer not involving a public offering.

SERIES	DATE	UNITS	CONSIDERATION
FRONTIER DIVERSIFIED SERIES - 2	JUNE 29, 2010	2,715.32699	$270,000
FRONTIER MASTERS SERIES - 2	JUNE 29, 2010	942.26228	$90,000

One hundred percent of the offering proceeds from the sale of Units are initially available for the Series’ trading activities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	OTHER INFORMATION.

None

ITEM 5.	EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the prospectus as Exhibit A) ****

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 1 3a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

31.2	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 1 3a-14(a) and 1 5(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.10	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.11	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.12	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

****	Previously filed and incorporated by reference from exhibit 4.1 from Post-Effective Amendment One to the Registration Statement on Form S-1 filed on March 22, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Frontier Fund
(Registrant)
Date: August 11, 2010
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
Date: August 11, 2010
	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton/Graham Series,
a Series of The Frontier Fund
(Registrant)

Date: August 11, 2010	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton Series,
a Series of The Frontier Fund
(Registrant)
Date: August 11, 2010
	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Campbell/Graham/Tiverton Series, a Series of The Frontier Fund
(Registrant)

Date: August 11, 2010	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Currency Series,
a Series of The Frontier Fund
(Registrant)
Date: August 11, 2010
	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long Only Commodity Series, a Series of The Frontier Fund
(Registrant)

Date: August 11, 2010	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Series, a Series of The Frontier Fund
(Registrant)

Date: August 11, 2010	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Index Series, a Series of The Frontier Fund
(Registrant)

Date: August 11, 2010	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Series,
a Series of The Frontier Fund
(Registrant)
Date: August 11, 2010
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
Date: August 11, 2010
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
Date: August 11, 2010
	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund