Form 10-Q
period 2010-09-30
FRONTIER FUND; BALANCED SERIES, a series of The Frontier Fund; WINTON/GRAHAM SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; CAMPBELL/GRAHAM/TIVERTON SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; LONG ONLY COMMODITY SERIES, a series of The Frontier Fund; FRONTIER LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; MANAGED FUTURES INDEX SERIES, a series of The Frontier Fund; FRONTIER DIVERSIFIED SERIES, a series of The Frontier Fund
filed 2010-11-12
CIK 1261379, 1389122, 1389123, 1389124, 1389125, 1389126, 1389127, 1389128, 1389129, 1450720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2010

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

1775 Sherman Street, Suite 2500

Denver, Colorado 80203

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF SEPTEMBER 30, 2010, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

The Frontier Fund

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Frontier Fund

Statements of Financial Condition

September 30, 2010 and December 31, 2009

	Frontier Diversified Series (1)		Frontier Dynamic Series (1)		Frontier Long/Short Commodity Series (2)
	9/30/2010	12/31/2009	9/30/2010	12/31/2009	9/30/2010	12/31/2009
	(Unaudited)		(Unaudited)		(Unaudited)

ASSETS

Cash and cash equivalents	$6,644,304	$9,509,091	$772,965	$2,262,363	$1,967,041	$5,387,525
U.S. Treasury securities, at fair value	13,928,307	7,765,643	2,854,162	2,739,153	8,363,346	6,554,990
Custom time deposits	76,744,803	38,386,489	15,726,399	13,539,957	46,081,934	32,402,086
Receivable from futures commission merchants	—	—	—	—	—	23,781,708
Swap contracts	11,065,015	8,550,639	10,440,150	10,027,253	—	—
Investments in unconsolidated trading companies	41,579,883	3,966,809	—	—	13,887,483	1,357,682
Receivable from unconsolidated trading companies	1,326,538	—	—	—	—	—
Prepaid service fees - Class 1	566,557	424,337	10,880	180	25,012	60,881
Interest receivable	62,169	107,790	12,739	38,020	37,329	90,985
Receivable from related parties	—	279,820	44	30	56,021	—
Other assets	4,725	—	1,004	—	1,831	—

Total Assets	$151,922,301	$68,990,618	$29,818,343	$28,606,956	$70,419,997	$69,635,857

LIABILITIES & CAPITAL

LIABILITIES
Inter-series payables	$—	$10,962,073	$27,955,294	$27,676,116	$—	$—
Open trade deficit	—	—	—	—	—	518,490
Pending owner additions	1,084,342	1,461,241	—	—	72,000	—
Owner redemptions payable	127,477	—	107,343	—	53,644	212
Incentive fees payable to Managing Owner	1,292,303	132,434	—	—	623,830	278,267
Management fees payable to Managing Owner	95,875	28,225	—	—	164,749	144,346
Interest payable to Managing Owner	31,938	12,179	5,676	4,048	20,473	9,939
Trading fees payable to Managing Owner	174,591	73,768	33,704	28,591	21,243	15,480
Trailing service fees payable to Managing Owner	13,225	607	308	—	51,849	63,507
Payables to related parties	1,701	—	52,021	—	—	35,524
Other liabilities	66,224	3,972	3,899	1,284	114	2,961

Total Liabilities	2,887,676	12,674,499	28,158,245	27,710,039	1,007,902	1,068,726

CAPITAL
Managing Owner Units - Class 1	27,689	26,621	25,067	25,142	—	—
Managing Owner Units - Class 1a	—	—	—	—	28,934	27,911
Managing Owner Units - Class 2	1,574,848	543,790	25,626	25,370	1,151,015	1,089,327
Managing Owner Units - Class 2a	—	—	—	—	29,593	28,183
Limited Owner Units - Class 1	83,935,676	32,933,919	1,250,949	581,113	35,105,589	45,759,225
Limited Owner Units - Class 1a	—	—	—	—	3,487,305	1,064,105
Limited Owner Units - Class 2	63,496,412	22,811,789	358,456	265,292	13,292,259	13,896,776
Limited Owner Units - Class 2a	—	—	—	—	2,248,397	848,349
Limited Owner Units - Class 3	—	—	—	—	14,069,003	6,140,056

Total Owners’ Capital	149,034,625	56,316,119	1,660,098	896,917	69,412,095	68,853,932

Non-Controlling Interests	—	—	—	—	—	(286,801)

Total Capital	149,034,625	56,316,119	1,660,098	896,917	69,412,095	68,567,131

Total Liabilities and Capital	$151,922,301	$68,990,618	$29,818,343	$28,606,956	$70,419,997	$69,635,857

Units Outstanding
Class 1	833,905	340,489	13,999	6,631	298,641	402,206
Class 1a	N/A	N/A	N/A	N/A	33,419	10,759
Class 2	631,565	238,874	4,122	3,151	107,215	117,544
Class 2a	N/A	N/A	N/A	N/A	21,169	8,553
Class 3	N/A	N/A	N/A	N/A	104,442	48,162

Net Asset Value per Unit
Class 1	$100.69	$96.80	$91.15	$91.43	$117.55	$113.77
Class 1a	N/A	N/A	N/A	N/A	$105.22	$101.49
Class 2	$103.03	$97.77	$93.18	$92.25	$134.71	$127.49
Class 2a	N/A	N/A	N/A	N/A	$107.61	$102.48
Class 3	N/A	N/A	N/A	N/A	$134.71	$127.49

(1)	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009
(2)	The Frontier Long/Short Commodity Class 3 Units began trading operations on May 29, 2009 and the Class 1a and 2a Units began trading on June 8, 2009.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Financial Condition

September 30, 2010 and December 31, 2009

	Frontier Masters Series (1)		Balanced Series (2)		Campbell/Graham/Tiverton Series
	9/30/2010	12/31/2009	9/30/2010	12/31/2009	9/30/2010	12/31/2009
	(Unaudited)		(Unaudited)		(Unaudited)

ASSETS

Cash and cash equivalents	$951,977	$5,976,679	$7,060,850	$24,729,568	$2,058,032	$5,851,963
U.S. Treasury securities, at fair value	2,305,948	3,383,444	28,103,686	31,833,998	7,643,732	7,367,693
Custom time deposits	12,705,748	16,724,760	154,850,974	157,359,203	42,116,872	36,419,374
Receivable from futures commission merchants	—	—	81,637,792	71,161,299	9,488,128	—
Open trade equity	—	—	27,954,057	10,933,646	2,373,979	—
Swap contracts	32,157,236	15,972,156	46,093,947	41,020,535	—	—
Investments in unconsolidated trading companies	14,379,104	1,282,798	29,341,369	303,102	11,853,166	30,057,520
Receivable from unconsolidated trading companies	—	—	1,487,954	—	—	—
Inter-series receivables	—	—	40,967,667	69,089,082	—	—
Prepaid service fees - Class 1	281,978	167,524	—	487,875	96	65,009
Interest receivable	10,293	46,963	125,439	441,867	34,117	102,266
Receivable from related parties	—	179,715	—	296,789	—	200
Other assets	3,378	—	30,795	—	2,933	—

Total Assets	$62,795,662	$43,734,039	$417,654,530	$407,656,964	$75,571,055	$79,864,025

LIABILITIES & CAPITAL

LIABILITIES
Inter-series payables	$—	$18,184,135	$—	$—	$—	$—
Pending owner additions	214,152	2,182,469	—	—	—	—
Owner redemptions payable	12,496	—	199,623	667,616	2,936	—
Incentive fees payable to Managing Owner	253,990	—	3,952,649	1,306,596		—
Management fees payable to Managing Owner	94,571	29,929	128,353	208,736	113,986	94,011
Interest payable to Managing Owner	11,781	6,094	49,708	74,715	71,488	58,113
Trading fees payable to Managing Owner	88,609	40,976	3,698	103,317	14,941	17,084
Trailing service fees payable to Managing Owner	6,329	1,313	208,916	85,599	92,730	86,041
Payables to related parties	128	—	1,906	270,000	407	245,936
Other liabilities	10,410	1,936	1,373	5,689	423	480

Total Liabilities	692,466	20,446,852	4,546,226	2,722,268	296,911	501,665

CAPITAL
Managing Owner Units - Class 1	27,331	25,977	—	—	—	—
Managing Owner Units - Class 1a	—	—	—	—	—	—
Managing Owner Units - Class 2	669,660	210,351	2,562,199	3,697,180	129,551	125,510
Managing Owner Units - Class 2a	—	—	158,575	145,517	—	—
Limited Owner Units - Class 1	37,945,615	14,697,353	284,880,380	286,024,307	63,723,401	69,447,366
Limited Owner Units - Class 1a	—	—	5,161,977	9,150,114	—	—
Limited Owner Units - Class 2	23,460,590	8,353,506	73,159,425	73,674,986	8,103,222	9,789,484
Limited Owner Units - Class 2a	—	—	3,257,211	3,153,049	—	—
Limited Owner Units - Class 3a	—	—	3,802,079	1,170,746	—	—

Total Owners’ Capital	62,103,196	23,287,187	372,981,846	377,015,899	71,956,174	79,362,360

Non-Controlling Interests	—	—	40,126,458	27,918,797	3,317,970	—

Total Capital	62,103,196	23,287,187	413,108,304	404,934,696	75,274,144	79,362,360

Total Liabilities and Capital	$62,795,662	$43,734,039	$417,654,530	$407,656,964	$75,571,055	$79,864,025

Units Outstanding
Class 1	382,075	155,864	2,241,176	2,412,953	603,354	663,631
Class 1a	N/A	N/A	45,918	86,734	N/A	N/A
Class 2	237,318	89,793	496,681	556,577	65,865	81,877
Class 2a	N/A	N/A	26,653	28,048	N/A	N/A
Class 3a	N/A	N/A	29,671	9,955	N/A	N/A

Net Asset Value per Unit
Class 1	$99.39	$94.46	$127.11	$118.54	$105.62	$104.65
Class 1a	N/A	N/A	$112.42	$105.50	N/A	N/A
Class 2	$101.68	$95.37	$152.46	$139.01	$125.00	$121.10
Class 2a	N/A	N/A	$128.16	$117.60	N/A	N/A
Class 3a	N/A	N/A	$128.14	$117.60	N/A	N/A

(1)	The Frontier Masters Series began trading operations on June 9, 2009
(2)	The Balanced Series Class 3a Units began trading operations on June 3, 2009

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Financial Condition

September 30, 2010 and December 31, 2009

	Currency Series		Long Only Commodity Series		Managed Futures Index Series
	9/30/2010	12/31/2009	9/30/2010	12/31/2009	9/30/2010	12/31/2009
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS

Cash and cash equivalents	$567,829	$2,043,698	$168,191	$691,771	$240,387	$332,007
U.S. Treasury securities, at fair value	2,085,730	2,514,501	487,833	571,339	677,897	417,851
Custom time deposits	11,492,349	12,429,474	2,687,954	2,824,195	3,735,203	2,065,485
Receivable from futures commission merchants	704,694	489,483	—	—	—	—
Open trade equity	—	19,464	—	—	—	—
Swap Contracts	5,955,127	4,992,959	680,949	584,391	—	—
Investments in unconsolidated trading companies	—	—	—	—	879,534	975,271
Prepaid service fees - Class 1	—	2,852	—	1,065	—	3,342
Interest receivable	9,310	34,902	2,177	7,930	3,026	5,800
Receivable from related parties	—	—	—	—	2	98
Other assets	762	—	195	—	162	—

Total Assets	$20,815,801	$22,527,333	$4,027,299	$4,680,691	$5,536,211	$3,799,854

LIABILITIES & CAPITAL

LIABILITIES
Inter-series payables	$13,012,373	$12,266,758	$—	$—	$—	$—
Open trade deficit	48,439	—	—	—	—	—
Owner redemptions payable	—	—	—	—	4,333	—
Management fees payable to Managing Owner	7,933	8,537	4,010	4,891	10,191	7,105
Interest payable to Managing Owner	13,983	14,271	1,679	1,913	2,074	1,405
Trading fees payable to Managing Owner	4,829	5,570	1,577	1,904	2,219	1,636
Trailing service fees payable to Managing Owner	11,759	13,629	5,100	5,301	2,657	2,083
Payables to related parties	51	10,004	14	152	—	14,235
Other liabilities	614	436	83	205	8	181

Total Liabilities	13,099,981	12,319,205	12,463	14,366	21,482	26,645

CAPITAL
Managing Owner Units - Class 2	2,834	574,384	44,855	133,513	2,295,011	259,205
Limited Owner Units - Class 1	6,918,209	7,934,382	3,232,224	3,711,581	1,619,298	1,831,435
Limited Owner Units - Class 2	794,777	1,699,362	737,757	821,231	1,600,420	1,682,569

Total Owners’ Capital	7,715,820	10,208,128	4,014,836	4,666,325	5,514,729	3,773,209

Non-Controlling Interests	—	—	—	—	—	—

Total Capital	7,715,820	10,208,128	4,014,836	4,666,325	5,514,729	3,773,209

Total Liabilities and Captial	$20,815,801	$22,527,333	$4,027,299	$4,680,691	$5,536,211	$3,799,854

Units Outstanding
Class 1	85,509	101,722	39,017	44,405	14,135	16,274
Class 2	8,232	24,894	8,615	10,574	31,084	16,011

Net Asset Value per Unit
Class 1	$80.91	$78.00	$82.84	$83.59	$114.56	$112.54
Class 2	$96.89	$91.34	$90.84	$90.30	$125.32	$121.28

The accompanying notes are an integral part of these financial statements.

Statements of Financial Condition

September 30, 2010 and December 31, 2009

	Winton Series		Winton/Graham Series
	9/30/2010	12/31/2009	9/30/2010	12/31/2009
	(Unaudited)		(Unaudited)
ASSETS

Cash and cash equivalents	$1,841,114	$5,299,857	$2,164,421	$6,159,468
U.S. Treasury securities, at fair value	7,653,215	7,125,185	6,617,914	7,598,224
Custom time deposits	42,169,123	35,220,629	36,464,626	37,558,918
Receivable from futures commission merchants	—	—	12,460,152	13,010,250
Open trade equity	—	—	2,231,310	810,189
Investments in unconsolidated trading companies	8,150,696	11,033,691	4,646,468	2,889,071
Prepaid service fees - Class 1	—	—	—	105,448
Interest receivable	34,160	98,900	29,540	105,466
Receivable from related parties	—	—	—	470
Other assets	1,907	—	2,813	—

Total Assets	$59,850,215	$58,778,262	$64,617,244	$68,237,504

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$5,000	$—	$30,798	$—
Incentive fee payable to Managing Owner	38,045	—	26,439	—
Management fees payable to Managing Owner	63,517	63,259	92,373	79,384
Interest payable to Managing Owner	56,723	51,341	53,175	54,167
Trading fees payable to Managing Owner	13,375	13,271	12,603	12,080
Trailing service fees payable	79,421	74,866	68,508	52,712
Payables to related parties	457	172,556	241	3,800
Other liabilities	358	790	343	903

Total Liabilities	256,896	376,083	284,480	203,046

CAPITAL
Managing Owner Units - Class 1	—	—	—	—
Managing Owner Units - Class 2	221,025	455,282	58,200	54,990
Limited Owner Units - Class 1	48,700,323	48,198,317	45,454,911	48,168,395
Limited Owner Units - Class 2	10,671,971	9,748,580	12,014,128	12,467,488

Total Owners’ Capital	59,593,319	58,402,179	57,527,239	60,690,873

Non-Controlling Interests	—	—	6,805,525	7,343,585

Total Capital	59,593,319	58,402,179	64,332,764	68,034,458

Total Liabilities and Captial	$59,850,215	$58,778,262	$64,617,244	$68,237,504

Units Outstanding
Class 1	373,713	409,951	399,075	437,653
Class 2	73,862	78,429	88,842	97,534

Net Asset Value per Unit
Class 1	$130.31	$117.57	$113.90	$110.06
Class 2	$147.48	$130.10	$135.89	$128.39

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedule of Investments

September 30, 2010 (Unaudited)

	Description	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series		Frontier Masters Series
		Value	% of Capital (Net Asset Value)	Value	% of Capital (Net Asset Value)	Value	% of Capital (Net Asset Value)	Value	% of Capital (Net Asset Value)

LONG FUTURES CONTRACTS *

	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

	Total Long Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

LONG OPTIONS *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS

	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

	Total Short Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT OPTIONS *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

	Total Open Trade Equity	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SWAPS (1)		$11,065,015	7.42%	$10,440,150	628.89%	$—	0.00%	$32,157,236	51.78%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value

$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 ( Cost $38,125,391 ) (2)	$6,806,986	4.57%	$1,394,875	84.02%	$4,087,301	5.89%	$1,126,954	1.81%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 ( Cost $38,016,039 ) (2)	7,121,321	4.78%	1,459,287	87.90%	4,276,045	6.16%	1,178,994	1.90%

		$13,928,307	9.35%	$2,854,162	171.92%	$8,363,346	12.05%	$2,305,948	3.71%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	$6,297,969		$1,290,568		$3,781,658		$1,042,682
	US Treasury Note 4.000% due 02/15/2015	6,332,478		1,297,639		3,802,379		1,048,395

		$12,630,447		$2,588,207		$7,584,037		$2,091,077

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	$6,578,426		$1,348,038		$3,950,060		$1,089,113
	US Treasury Note 4.000% due 02/15/2015	6,559,557		1,344,172		3,938,730		1,085,990

		$13,137,983		$2,692,210		$7,888,790		$2,175,103

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedule of Investments

September 30, 2010 (Unaudited)

	Description	Balanced Series		Campbell/Graham/ Tiverton Series		Currency Series		Long Only Series
		Value	% of Capital (Net Asset Value)	Value	% of Capital (Net Asset Value)	Value	% of Capital (Net Asset Value)	Value	% of Capital (Net Asset Value)

LONG FUTURES CONTRACTS *

	Various base metals futures contracts (U.S.)	$246,313	0.06%	$1,100	0.00%$	—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	2,691,157	0.65%	220,653	0.29%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	1,022,583	0.25%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	2,455,475	0.59%	56,102	0.07%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	142,336	0.03%	764	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	383,085	0.09%	67,630	0.09%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	858,308	0.21%	141,665	0.19%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	133,936	0.03%	10,401	0.01%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	(401,662)	-0.10%	22,453	0.03%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	475,805	0.12%	311,637	0.41%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	2,781,121	0.67%	610,830	0.81%	—	0.00%	—	0.00%
	Various precious metals futures contracts (Europe)	44,265	0.01%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	4,853,700	1.17%	323,661	0.43%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	(143,993)	-0.03%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Far East)	80,085	0.02%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	1,720,088	0.42%	127,456	0.17%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	(125,349)	-0.03%	(48,850)	-0.06%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	(222,792)	-0.05%	(10,553)	-0.01%	—	0.00%	—	0.00%

	Total Long Futures Contracts	$16,994,461	4.11%	$1,834,949	2.43%	$—	0.00%	$—	0.00%

LONG OPTIONS *		$4,422,291	1.07%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *

	Various base metals futures contracts (U.S.)	$(139,910)	-0.03%	$—	0.00%$	—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	573,273	0.14%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	510,002	0.12%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	405,867	0.10%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	(16,094)	0.00%	(85,230)	-0.11%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	(67,060)	-0.02%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	(18,904)	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	(2,023)	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	41,475	0.01%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	(118,821)	-0.03%	(698)	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	(162,397)	-0.04%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	86,085	0.02%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	223,664	0.05%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	1,602,403	0.39%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	(6,969)	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	19,693	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	75,988	0.02%	(838)	0.00%	—	0.00%	—	0.00%

	Total Short Futures Contracts	$3,008,295	0.73%	$(88,789)	-0.11%	$—	0.00%	$—	0.00%

SHORT OPTIONS *		$2,411,255	0.58%	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *		$1,117,755	0.27%	$627,819	0.83%	$(48,439)	-0.63%	$—	0.00%

	Total Open Trade Equity / (Deficit)	$27,954,057	6.76%	$2,373,979	3.15%	$(48,439)	-0.63%	$—	0.00%

SWAPS (1)		$46,093,947	11.16%	$—	0.00%	$5,955,127	77.18%	$680,949	16.96%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value

$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 ( Cost $38,125,391 ) (2)	$13,734,721	3.32%	$3,735,614	4.96%	$1,019,330	13.21%	$238,412	5.94%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 ( Cost $38,016,039 ) (2)	14,368,965	3.48%	3,908,118	5.19%	1,066,400	13.82%	249,421	6.21%

		$28,103,686	6.80%	$7,643,732	10.15%	$2,085,730	27.03%	$487,833	12.15%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	$12,707,657		$3,456,270		$943,105		$220,584
	US Treasury Note 4.000% due 02/15/2015	12,777,288		3,475,208		948,273		221,792

		$25,484,945		$6,931,478		$1,891,378		$442,376

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	$13,273,545		$3,610,182		$985,103		$230,407
	US Treasury Note 4.000% due 02/15/2015	13,235,473		3,599,827		982,278		229,746

		$26,509,018		$7,210,009		$1,967,381		$460,153

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedule of Investments

September 30, 2010 (Unaudited)

		Managed Futures Index Series		Winton Series		Winton/Graham Series
	Description	Value	% of Capital (Net Asset Value)	Value	% of Capital (Net Asset Value)	Value	% of Capital (Net Asset Value)

LONG FUTURES CONTRACTS

	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$103,372	0.16%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	342,041	0.53%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	3,899	0.01%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	452,328	0.70%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	502,569	0.78%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	347,950	0.54%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	62,121	0.10%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	(38,263)	-0.06%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	36,281	0.06%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	237,922	0.37%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	304,382	0.47%
	Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	47,642	0.07%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	(265,521)	-0.41%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	39,399	0.06%

	Total Long Futures Contracts	$—	0.00%	$—	0.00%	$2,176,122	3.38%

LONG OPTIONS *		$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS

	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	3,864	0.01%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	(60,918)	-0.09%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(579,114)	-0.90%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	(265,325)	-0.41%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(281)	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	(3,836)	-0.01%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	24,193	0.04%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	(20,007)	-0.03%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(13,150)	-0.02%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	(1,387)	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	144,771	0.23%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	(4,915)	-0.01%

	Total Short Futures Contracts	$—	0.00%	$—	0.00%	$(776,105)	-1.19%

SHORT OPTIONS *		$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *		$—	0.00%	$—	0.00%	$831,293	1.29%

	Total Open Trade Equity	$—	0.00%	$—	0.00%	$2,231,310	3.48%

SWAPS (1)		$—	0.00%	$—	0.00%	$—	0.00%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value

$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 ( Cost $38,125,391 ) (2)	$331,299	6.01%	$3,740,249	6.28%	$3,234,280	5.03%

$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 ( Cost $38,016,039 ) (2)	346,598	6.28%	3,912,966	6.57%	3,383,634	5.26%

		$677,897	12.29%	$7,653,215	12.85%	$6,617,914	10.29%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value

	US Treasury Note 3.875% due 02/15/2013	$306,525		$3,460,558		$2,992,425
	US Treasury Note 4.000% due 02/15/2015	308,205		3,479,520		3,008,822

		$614,730		$6,940,078		$6,001,247

		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	$320,175		$3,614,661		$3,125,682
	US Treasury Note 4.000% due 02/15/2015	319,257		3,604,293		3,116,717

		$639,432		$7,218,954		$6,242,399

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date.

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

The Frontier Fund

Statements of Operations

For the Three Months Ended September 30, 2010 and 2009

	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2010	9/30/2009	9/30/2010	9/30/2009	9/30/2010	9/30/2009

Investment Income:
Interest - net	$646,659	$173,574	$116,249	$129,833	$322,967	$292,640

Total Income	646,659	173,574	116,249	129,833	322,967	292,640

Expenses:
Incentive Fees	1,267,393	103,872	—	—	671,536	394,978
Management Fees	346,547	61,573	—	—	848,660	756,119
Service Fees - Class 1	413,129	37,029	24,121	19,136	278,215	355,681
Trading Fees	767,690	238,385	173,065	175,705	105,479	84,684

Total Expenses	2,794,759	440,859	197,186	194,841	1,903,890	1,591,462

Investment gain/(loss) - net	(2,148,100)	(267,285)	(80,937)	(65,008)	(1,580,923)	(1,298,822)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	—	—	—	—	—	53,306,171
Net change in open trade equity	—	—	—	—	—	(51,160,135)
Net unrealized gain/(loss) on swap contracts	471,177	129,598	615,909	8,640	—	—
Net unrealized gain/(loss) on U.S. Treasury Securities	172,284	44,283	30,626	28,009	83,741	65,992
Trading commissions	—	—	—	—	—	(819,160)
Net change in inter-series payables	—	(451,702)	(538,834)	26,501		—
Equity in earnings/(loss) from unconsolidated trading companies	6,514,961	693,855	—	—	7,810,165	266,024

Net gain/(loss) on investments	7,158,422	416,034	107,701	63,150	7,893,906	1,658,892

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	5,010,322	148,749	26,764	(1,858)	6,312,983	360,070

Less: Operations attributable to Non-controlling interests	—	—	—	—	—	(424,637)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$5,010,322	$148,749	$26,764	$(1,858)	$6,312,983	$784,707

NET INCOME/(LOSS) PER UNIT
Class 1	$3.18	$0.84	$1.36	$(0.51)	$10.30	$1.04
Class 1a	N/A	N/A	N/A	N/A	$9.14	$1.04
Class 2	$3.69	$1.29	$1.79	$(0.09)	$12.73	$2.06
Class 2a	N/A	N/A	N/A	N/A	$9.77	$1.45
Class 3	N/A	N/A	N/A	N/A	$12.74	$2.07

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended September 30, 2010 and 2009

	Frontier Masters Series		Balanced Series		Campbell/Graham/Tiverton Series
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2010	9/30/2009	9/30/2010	9/30/2009	9/30/2010	9/30/2009

Investment Income:
Interest - net	$296,656	$127,057	$68,974	$304,459	$2,477	$70,057

Total Income	296,656	127,057	68,974	304,459	2,477	70,057

Expenses:
Incentive Fees	251,849	—	4,587,441	1,617,711	—	218,702
Management Fees	323,238	114,063	708,595	258,424	595,454	577,342
Service Fees - Class 1	194,727	22,973	2,108,525	2,346,679	466,266	537,325
Trading Fees	436,490	173,101	452,155	426,936	87,185	101,597

Total Expenses	1,206,304	310,137	7,856,716	4,649,750	1,148,905	1,434,966

Investment gain/(loss) - net	(909,648)	(183,080)	(7,787,742)	(4,345,291)	(1,146,428)	(1,364,909)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	—	—	1,328,223	(173,572)	1,458,228	—
Net change in open trade equity	—	—	13,136,854	11,495,083	2,312,451	—
Net unrealized gain/(loss) on swap contracts	1,678,264	(191,513)	3,777,564	463,817	—	—
Net unrealized gain/(loss) on U.S. Treasury Securities	79,808	28,097	265,923	268,598	65,319	76,368
Trading commissions	—	—	(1,137,704)	(440,022)	(30,991)	—
Net change in inter-series receivables	—	—	1,604,697	141,506	—	—
Net change in inter-series payables	(826,991)	(222,585)	—	—	—	—
Equity in earnings/(loss) from unconsolidated trading companies	3,670,520	651,946	12,676,981	220,063	1,741,382	3,933,641

Net gain/(loss) on investments	4,601,601	265,945	31,652,538	11,975,473	5,546,389	4,010,009

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	3,691,953	82,865	23,864,796	7,630,182	4,399,961	2,645,100

Less: Operations attributable to Non-controlling interests	—	—	5,049,405	2,478,828	1,045,155	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$3,691,953	$82,865	$18,815,391	$5,151,354	$3,354,806	$2,645,100

NET INCOME/(LOSS) PER UNIT
Class 1	$5.73	$0.35	$6.22	$1.39	$4.84	$3.26
Class 1a	N/A	N/A	$5.25	$1.07	N/A	N/A
Class 2	$6.29	$0.79	$8.56	$2.68	$6.63	$4.63
Class 2a	N/A	N/A	$6.90	$2.09	N/A	N/A
Class 3a	N/A	N/A	$6.87	$2.08	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended September 30, 2010 and 2009

	Currency Series		Long Only Commodity Series		Managed Futures Index Series
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2010	9/30/2009	9/30/2010	9/30/2009	9/30/2010	9/30/2009

Investment Income:
Interest - net	$29,500	$21,513	$19,768	$19,060	$11,074	$19,088

Total Income	29,500	21,513	19,768	19,060	11,074	19,088

Expenses:
Management Fees	41,317	38,751	12,434	13,603	31,077	21,711
Service Fees - Class 1	52,636	72,949	15,600	17,712	8,259	10,670
Trading Fees	25,650	31,210	4,735	5,423	6,860	5,491

Total Expenses	119,603	142,910	32,769	36,738	46,196	37,872

Investment gain/(loss) - net	(90,103)	(121,397)	(13,001)	(17,678)	(35,122)	(18,784)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	(40,159)	(103,475)	—	—	—	—
Net realized gain/(loss) on swap contracts	—	—	384,577	152,294	—	—
Net change in open trade equity	29,630	32,902	—	—	—	—
Net unrealized gain/(loss) on swap contracts	409,049	(892,495)	—	—	—	—
Net unrealized gain/(loss) on U.S. Treasury Securities	22,056	22,748	5,199	4,481	2,088	3,933
Net change in inter-series payables	(238,872)	506,280	—	—	—	—
Equity in earnings/(loss) from unconsolidated trading companies	—	—	—	—	27,078	(86,313)

Net gain/(loss) on investments	181,704	(434,040)	389,776	156,775	29,166	(82,380)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$91,601	$(555,437)	$376,775	$139,097	$(5,956)	$(101,164)

NET INCOME/(LOSS) PER UNIT
Class 1	$0.89	$(3.91)	$7.63	$2.35	$(0.45)	$(3.08)
Class 2	$1.78	$(3.77)	$8.79	$2.75	$0.14	$(2.65)

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended September 30, 2010 and 2009

	Winton Series		Winton/Graham Series
	(Unaudited)		(Unaudited)
	9/30/2010	9/30/2009	9/30/2010	9/30/2009

Investment Income:
Interest - net	$98,828	$53,124	$69,885	$55,724

Total Income	98,828	53,124	69,885	55,724

Expenses:
Incentive Fees	66,904	—	97,195	256,842
Management Fees	381,662	328,132	488,971	438,658
Service Fees - Class 1	361,796	387,216	336,344	367,929
Trading Fees	72,608	76,757	70,396	76,851

Total Expenses	882,970	792,105	992,906	1,140,280

Investment gain/(loss) - net	(784,142)	(738,981)	(923,021)	(1,084,556)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	—	—	(184,898)	4,142,722
Net change in open trade equity	—	—	2,653,269	1,987,351
Net unrealized gain/(loss) on U.S. Treasury Securities	80,813	54,429	73,311	58,162
Trading commissions	—	—	(134,492)	(156,002)
Equity in earnings/(loss) from unconsolidated trading companies	2,345,578	1,101,443	1,299,044	492,187

Net gain/(loss) on investments	2,426,391	1,155,872	3,706,234	6,524,420

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	1,642,249	416,891	2,783,213	5,439,864

Less: Operations attributable to Non-controlling interests	—	—	1,083,498	2,782,172

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$1,642,249	$416,891	$1,699,715	$2,657,692

NET INCOME/(LOSS) PER UNIT
Class 1	$3.43	$0.68	$3.20	$4.49
Class 2	$4.98	$1.72	$4.82	$6.14
The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Nine Months Ended September 30, 2010 and 2009

	Frontier Diversified Series (1)		Frontier Dynamic Series (1)		Frontier Long/Short Commodity Series (2)
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2010	9/30/2009	9/30/2010	9/30/2009	9/30/2010	9/30/2009

Investment Income:
Interest - net	$1,574,200	$208,849	$339,411	$160,028	$824,875	$936,679

Total Income	1,574,200	208,849	339,411	160,028	824,875	936,679

Expenses:
Incentive Fees	2,307,523	145,898	—	—	1,337,973	1,660,433
Management Fees	751,117	74,811	—	—	2,461,217	2,056,185
Service Fees - Class 1	981,435	42,281	66,679	23,633	899,900	1,083,458
Trading Fees	1,809,334	287,854	509,687	218,030	298,406	259,232

Total Expenses	5,849,409	550,844	576,366	241,663	4,997,496	5,059,308

Investment gain/(loss) - net	(4,275,209)	(341,995)	(236,955)	(81,635)	(4,172,621)	(4,122,629)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	59,525	—	—	—	(24,029,653)	41,623,183
Net change in open trade equity	(705,094)	—	—	—	18,487,270	(20,647,197)
Net unrealized gain/(loss) on swap contracts	73,268	(243,013)	412,897	(873,491)	—	—
Net unrealized gain/(loss) on U.S. Treasury Securities	509,695	102,544	111,227	77,722	314,203	(299,932)
Trading commissions	(13,917)	—	—	—	(444,193)	(1,827,550)
Net change in inter-series payables	(177,180)	173,849	(279,178)	873,964	—	—
Equity in earnings/(loss) from unconsolidated trading companies	11,139,010	456,353	—	—	9,729,242	233,271

Net gain/(loss) on investments	10,885,307	489,733	244,946	78,195	4,056,869	19,081,775

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	6,610,098	147,738	7,991	(3,440)	(115,752)	14,959,146

Less: Operations attributable to Non-controlling interests	(157,005)	—	—	—	(2,913,121)	8,757,728

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$6,767,103	$147,738	$7,991	$(3,440)	$2,797,369	$6,201,418

NET INCOME/(LOSS) PER UNIT
Class 1	$3.89	$(1.05)	$(0.28)	$(3.44)	$3.78	$9.83
Class 1a	N/A	N/A	N/A	N/A	$3.73	$(1.43)
Class 2	$5.26	$(0.50)	$0.93	$(2.91)	$7.22	$13.30
Class 2a	N/A	N/A	N/A	N/A	$5.13	$(0.91)
Class 3	N/A	N/A	N/A	N/A	$7.22	$(0.12)

(1)	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009
(2)	Frontier Long/Short Commodity Series Class 3 Units began trading operations on May 29, 2009 and Class 1a and 2a Units began trading on June 8, 2009

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Nine Months Ended September 30, 2010 and 2009

	Frontier Masters Series (1)		Balanced Series (2)		Campbell/Graham/Tiverton Series
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2010	9/30/2009	9/30/2010	9/30/2009	9/30/2010	9/30/2009

Investment Income:
Interest - net	$775,234	$155,405	$356,093	$707,619	$3,071	$267,239

Total Income	775,234	155,405	356,093	707,619	3,071	267,239

Expenses:
Incentive Fees	274,130	9,073	10,520,127	5,567,945	—	216,562
Management Fees	767,223	139,150	1,607,205	1,115,570	1,771,056	1,677,638
Service Fees - Class 1	456,099	27,199	6,380,801	6,776,656	1,441,933	1,606,061
Trading Fees	1,117,972	212,853	1,324,659	1,489,970	270,272	319,092

Total Expenses	2,615,424	388,275	19,832,792	14,950,141	3,483,261	3,819,353

Investment gain/(loss) - net	(1,840,190)	(232,870)	(19,476,699)	(14,242,522)	(3,480,190)	(3,552,114)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	—	—	2,214,079	7,833,223	2,536,629	(1,617,478)
Net change in open trade equity	—	—	13,608,273	(1,580,619)	2,115,828	(760,231)
Net unrealized gain/(loss) on swap contracts	1,858,000	(381,111)	5,073,412	(1,772,033)	—	—
Net unrealized gain/(loss) on U.S. Treasury Securities	250,954	75,024	1,089,019	(2,012,107)	262,708	(405,814)
Trading commissions	—	—	(2,836,771)	(1,023,480)	(62,407)	(99,835)
Net change in inter-series receivables	—	—	2,031,314	(2,952,965)	—	—
Net change in inter-series payables	(829,341)	316,111	—	—	—	—
Equity in earnings/(loss) from unconsolidated trading companies	4,212,559	304,624	30,561,875	6,916,896	496,916	1,327,034

Net gain/(loss) on investments	5,492,172	314,648	51,741,201	5,408,915	5,349,674	(1,556,324)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	3,651,982	81,778	32,264,502	(8,833,607)	1,869,484	(5,108,438)

Less: Operations attributable to Non-controlling interests	—	—	5,259,087	(1,443,690)	1,281,754	(1,336,526)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$3,651,982	$81,778	$27,005,415	$(7,389,917)	$587,730	$(3,771,912)

NET INCOME/(LOSS) PER UNIT
Class 1	$4.93	$(1.68)	$8.57	$(2.72)	$0.97	$(5.25)
Class 1a	N/A	N/A	$6.92	$(2.88)	N/A	N/A
Class 2	$6.31	$(1.13)	$13.45	$0.08	$3.90	$(3.22)
Class 2a	N/A	N/A	$10.56	$(0.48)	N/A	N/A
Class 3a	N/A	N/A	$10.54	$(1.15)	N/A	N/A

(1)	The Frontier Masters Series began trading operations on June 9, 2009
(2)	The Balanced Series Class 3 Units began trading operations on June 3, 2009

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Nine Months Ended September 30, 2010 and 2009

	Currency Series		Long Only Commodity Series		Managed Futures Index Series
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2010	9/30/2009	9/30/2010	9/30/2009	9/30/2010	9/30/2009

Investment Income:
Interest - net	$97,266	$56,439	$63,350	$55,508	$26,488	$51,136

Total Income	97,266	56,439	63,350	55,508	26,488	51,136

Expenses:
Management Fees	122,172	120,235	39,424	38,594	88,027	56,805
Service Fees - Class 1	166,131	236,328	48,657	50,304	25,598	31,533
Trading Fees	77,390	110,991	14,996	15,413	19,813	14,694

Total Expenses	365,693	467,554	103,077	104,311	133,438	103,032

Investment gain/(loss) - net	(268,427)	(411,115)	(39,727)	(48,803)	(106,950)	(51,896)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	252,605	(190,562)	—	—	—	—
Net realized gain/(loss) on swap contracts	—	—	(47,004)	510,253	—	—
Net change in open trade equity	43,722	7,757	—	—	—	—
Net unrealized gain/(loss) on swap contracts	962,169	(2,642,481)	—	—	—	—
Net unrealized gain/(loss) on U.S. Treasury Securities	87,264	(140,507)	20,877	(18,199)	6,633	(18,568)
Net change in inter-series payables	(745,615)	1,589,041	—	—	—	—
Equity in earnings/(loss) from unconsolidated trading companies	—	—	—	—	219,536	(324,097)

Net gain/(loss) on investments	600,145	(1,376,752)	(26,127)	492,054	226,169	(342,665)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$331,718	$(1,787,867)	$(65,854)	$443,251	$119,219	$(394,561)

NET INCOME/(LOSS) PER UNIT
Class 1	$2.91	$(12.32)	$(0.75)	$7.17	$2.02	$(14.45)
Class 2	$5.55	$(11.83)	$0.54	$8.64	$4.04	$(13.46)

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Nine Months Ended September 30, 2010 and 2009

	Winton Series		Winton/Graham Series
	(Unaudited)		(Unaudited)
	9/30/2010	9/30/2009	9/30/2010	9/30/2009

Investment Income:
Interest - net	$191,277	$296,808	$208,357	$199,524

Total Income	191,277	296,808	208,357	199,524

Expenses:
Incentive Fees	66,904	(21,347)	97,195	251,038
Management Fees	1,155,722	1,049,242	1,444,104	1,093,344
Service Fees - Class 1	1,082,808	1,249,973	1,021,445	1,031,526
Trading Fees	216,584	255,442	213,476	207,959

Total Expenses	2,522,018	2,533,310	2,776,220	2,583,867

Investment gain/(loss) - net	(2,330,741)	(2,236,502)	(2,567,863)	(2,384,343)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	—	(4,684,999)	(523,400)	4,592,315
Net change in open trade equity	—	(3,608,807)	1,421,122	2,233,216
Net unrealized gain/(loss) on U.S. Treasury Securities	301,766	(361,497)	281,246	(286,546)
Trading commissions	—	(36,659)	(435,200)	(229,556)
Equity in earnings/(loss) from unconsolidated trading companies	8,304,191	316,100	4,339,120	(3,259,357)

Net gain/(loss) on investments	8,605,957	(8,375,862)	5,082,888	3,050,072

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	6,275,216	(10,612,364)	2,515,025	665,729

Less: Operations attributable to Non-controlling interests	—	(4,066,993)	328,811	3,081,608

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$6,275,216	$(6,545,371)	$2,186,214	$(2,415,879)

NET INCOME/(LOSS) PER UNIT
Class 1	$12.74	$(12.29)	$3.84	$(5.24)
Class 2	$17.38	$(10.32)	$7.50	$(3.05)

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2010

	Frontier Diversified Series						Frontier Dynamic Series
	(Unaudited)						(Unaudited)
	Class 1	Class 1	Class 2	Class 2			Class 1	Class 1	Class 2	Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total

Capital (Net Asset Value), December 31, 2009	$26,621	$32,933,919	$543,790	$22,811,789	$—	$56,316,119	$25,142	$581,113	$25,370	$265,292	$896,917

Sale of Units	—	48,657,844	965,000	38,643,141	—	88,265,985	—	830,542	—	108,167	938,709
Redemption of Units	—	(1,309,369)	—	(1,005,213)	—	(2,314,582)	—	(164,115)	—	(19,404)	(183,519)
Change in control of ownership - Trading Companies	—	—	—	—	172,237	172,237	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	(15,232)	(15,232)	—	—	—	—	—
Operations attributable to Non-controlling interests	—	—	—	—	(157,005)	(157,005)	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations	1,068	3,653,282	66,058	3,046,695	—	6,767,103	(75)	3,409	256	4,401	7,991

Capital (Net Asset Value), September 30, 2010	$27,689	$83,935,676	$1,574,848	$63,496,412	$—	$149,034,625	$25,067	$1,250,949	$25,626	$358,456	$1,660,098

Capital - Units, December 31, 2009	275	340,214	5,562	233,312	—	579,363	275	6,356	275	2,876	9,782

Sale of Units	—	506,899	9,723	393,122	—	909,744	—	9,189	—	1,183	10,372
Redemption of Units	—	(13,483)	—	(10,154)	—	(23,637)	—	(1,821)	—	(212)	(2,033)

Capital - Units, September 30, 2010	275	833,630	15,285	616,280	—	1,465,470	275	13,724	275	3,847	18,121

		(1)		(1)				(1)		(1)

Net asset value per unit at December 31, 2009		$96.80		$97.77				$91.43		$92.25

Change in net asset value per unit for three months ended March 31, 2010		(1.31)		(0.91)				(0.82)		(0.43)

Net asset value per unit at March 31, 2010		95.49		96.86				90.61		91.82

Change in net asset value per unit for three months ended June 30, 2010		2.02		2.48				(0.82)		(0.43)

Net asset value per unit at June 30, 2010		97.51		99.34				89.79		91.39

Change in net asset value per unit for three months ended September 30, 2010		3.18		3.69				1.36		1.79

Net asset value per unit at September 30, 2010		$100.69		$103.03				$91.15		$93.18

(1)	Values are for both Managing Owners and Limited Owners

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2010

	Frontier Long/Short Commodity Series
	(Unaudited)
	Class 1	Class 2		Class 3	Class 1a	Class 1a	Class 2a	Class 2a
	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Capital (Net Asset Value), December 31, 2009	$45,759,225	$1,089,327	$13,896,776	$6,140,056	$27,911	$1,064,105	$28,183	$848,349	$(286,801)	$68,567,131

Sale of Units	90,657	—	—	8,134,168	—	2,368,157	—	1,402,955	—	11,995,937
Redemption of Units	(11,418,605)	—	(1,300,178)	(1,231,045)	—	(138,666)	—	(146,649)	—	(14,235,143)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	3,199,922	3,199,922
Contributions	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—
Operations attributable to Non-controlling interests	—	—	—	—	—	—	—	—	(2,913,121)	(2,913,121)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	674,312	61,688	695,661	1,025,824	1,023	193,709	1,410	143,742	—	2,797,369

Capital (Net Asset Value), September 30, 2010	$35,105,589	$1,151,015	$13,292,259	$14,069,003	$28,934	$3,487,305	$29,593	$2,248,397	$—	$69,412,095

Capital - Units, December 31, 2009	402,206	8,544	109,000	48,162	275	10,484	275	8,278	—	587,224

Sale of Units	817	—	—	66,073	—	24,039	—	14,075	—	105,004
Redemption of Units	(104,382)	—	(10,329)	(9,793)	—	(1,379)	—	(1,459)	—	(127,342)

Capital - Units, September 30, 2010	298,641	8,544	98,671	104,442	275	33,144	275	20,894	—	564,886

			(1)			(1)		(1)
Net asset value per unit at December 31, 2009	$113.77		$127.49	$127.49		$101.49		$102.48

Change in net asset value per unit for three months ended March 31, 2010	(2.61)		(2.00)	(2.01)		(2.18)		(1.80)

Net asset value per unit at March 31, 2010	111.16		125.49	125.48		99.31		100.68

Change in net asset value per unit for three months ended June 30, 2010	(3.91)		(3.51)	(3.51)		(3.23)		(2.84)

Net asset value per unit at June 30, 2010	107.25		121.98	121.97		96.08		97.84

Change in net asset value per unit for three months ended September 30, 2010	10.30		12.73	12.74		9.14		9.77

Net asset value per unit at September 30, 2010	$117.55		$134.71	$134.71		$105.22		$107.61

(1)	Values are for both Managing Owner and Limited Owners

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2010

	Frontier Masters Series					Balanced Series
	(Unaudited)					(Unaudited)
	Class 1	Class 1	Class 2	Class 2		Class 1	Class 1a	Class 2		Class 2a		Class 3a
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non- Controlling Interests	Total

Capital (Net Asset Value), December 31, 2009	$25,977	$14,697,353	$210,351	$8,353,506	$23,287,187	$286,024,307	$9,150,114	$3,697,180	$73,674,986	$145,517	$3,153,049	$1,170,746	$27,918,797	$404,934,696

Sale of Units	—	22,545,994	425,000	14,807,494	37,778,488	535,394	23,736	—	14,425	—	—	3,223,780	—	3,797,335
Redemption of Units	—	(1,334,087)	—	(1,280,374)	(2,614,461)	(21,007,752)	(4,291,430)	(1,310,000)	(7,136,555)	—	(163,315)	(927,751)	—	(34,836,803)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	—	—	—	(16,037,285)	(16,037,285)
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	22,987,641	22,987,641
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(1,782)	(1,782)
Operations attributable to Non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	5,259,087	5,259,087
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	1,354	2,036,355	34,309	1,579,964	3,651,982	19,328,431	279,557	175,019	6,606,569	13,058	267,477	335,304	—	27,005,415

Capital (Net Asset Value), September 30, 2010	$27,331	$37,945,615	$669,660	$23,460,590	$62,103,196	$284,880,380	$5,161,977	$2,562,199	$73,159,425	$158,575	$3,257,211	$3,802,079	$40,126,458	$413,108,304

Capital - Units, December 31, 2009	275	155,589	2,206	87,587	245,657	2,412,953	86,734	26,596	529,981	1,237	26,811	9,955	—	3,094,267

Sale of Units	—	240,414	4,380	156,465	401,259	4,500	227	—	103	—	—	27,402	—	32,232
Redemption of Units	—	(14,203)	—	(13,320)	(27,523)	(176,277)	(41,043)	(9,790)	(50,209)	—	(1,395)	(7,686)	—	(286,400)

Capital - Units, September 30, 2010	275	381,800	6,586	230,732	619,393	2,241,176	45,918	16,806	479,875	1,237	25,416	29,671	—	2,840,099

		(1)		(1)					(1)		(1)
Net asset value per unit at December 31, 2009		$94.46		$95.37		$118.54	$105.50		$139.01		$117.60	$117.60

Change in net asset value per unit for three months ended March 31, 2010		0.24		0.66		(0.73)	(0.84)		0.17		(0.07)	(0.06)

Net asset value per unit at March 31, 2010		94.70		96.03		117.81	104.66		139.18		117.53	117.54

Change in net asset value per unit for three months ended June 30, 2010		(1.04)		(0.64)		3.08	2.51		4.72		3.73	3.73

Net asset value per unit at June 30, 2010		93.66		95.39		120.89	107.17		143.90		121.26	121.27

Change in net asset value per unit for three months ended September 30, 2010		5.73		6.29		6.22	5.25		8.56		6.90	6.87

Net asset value per unit at September 30, 2010		$99.39		$101.68		$127.11	$112.42		$152.46		$128.16	$128.14

(1)	Values are for both Managing Owner and Limited Owners

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2010

	Campbell/Graham/Tiverton Series					Currency Series
	(Unaudited)					(Unaudited)
	Class 1	Class 2				Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Total

Capital (Net Asset Value), December 31, 2009	$69,447,366	$125,510	$9,789,484	$—	$79,362,360	$7,934,382	$574,384	$1,699,362	$10,208,128

Sale of Units	94,551	—	—	—	94,551	50,013	—	—	50,013
Redemption of Units	(6,200,049)	—	(1,888,418)	—	(8,088,467)	(1,348,840)	(570,000)	(955,199)	(2,874,039)
Change in control of ownership - Trading Companies	—	—	—	(4,603,732)	(4,603,732)	—	—	—	—
Contributions	—	—	—	6,639,948	6,639,948	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—
Operations attributable to Non-controlling interests	—	—	—	1,281,754	1,281,754	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	381,533	4,041	202,156	—	587,730	282,654	(1,550)	50,614	331,718

Capital (Net Asset Value), September 30, 2010	$63,723,401	$129,551	$8,103,222	$3,317,970	$75,274,144	$6,918,209	$2,834	$794,777	$7,715,820

Capital - Units, December 31, 2009	663,631	1,036	80,841	—	745,508	101,722	6,289	18,605	126,616

Sale of Units	930	—	—	—	930	629	—	—	629
Redemption of Units	(61,207)	—	(16,012)	—	(77,219)	(16,842)	(6,260)	(10,402)	(33,504)

Capital - Units, September 30, 2010	603,354	1,036	64,829	—	669,219	85,509	29	8,203	93,741

			(1)					(1)
Net asset value per unit at December 31, 2009	$104.65		$121.10			$78.00		$91.34

Change in net asset value per unit for three months ended March 31, 2010	(3.40)		(3.07)			1.50		2.45

Net asset value per unit at March 31, 2010	101.25		118.03			79.50		93.79

Change in net asset value per unit for three months ended June 30, 2010	(0.47)		0.34			0.52		1.32

Net asset value per unit at June 30, 2010	100.78		118.37			80.02		95.11

Change in net asset value per unit for three months ended September 30, 2010	4.84		6.63			0.89		1.78

Net asset value per unit at September 30, 2010	$105.62		$125.00			$80.91		$96.89

(1)	Values are for both Managing Owner and Limited Owners

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2010

	Long Only Commodity Series				Managed Futures Index Series
	(Unaudited)				(Unaudited)
	Class 1	Class 2			Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Total

Capital (Net Asset Value), December 31, 2009	$3,711,581	$133,513	$821,231	$4,666,325	$1,831,435	$259,205	$1,682,569	$3,773,209

Sale of Units	690	—	—	690	—	2,000,000	—	2,000,000
Redemption of Units	(423,936)	(80,000)	(82,389)	(586,325)	(241,883)	—	(135,816)	(377,699)
Net increase/(decrease) in Owners’ Capital resulting from operations	(56,111)	(8,658)	(1,085)	(65,854)	29,746	35,806	53,667	119,219

Capital (Net Asset Value), September 30, 2010	$3,232,224	$44,855	$737,757	$4,014,836	$1,619,298	$2,295,011	$1,600,420	$5,514,729

Capital - Units, December 31, 2009	44,405	1,479	9,095	54,979	16,274	2,137	13,874	32,285

Sale of Units	9	—	—	9	—	16,177	—	16,177
Redemption of Units	(5,397)	(985)	(974)	(7,356)	(2,139)	—	(1,104)	(3,243)

Capital - Units, September 30, 2010	39,017	494	8,121	47,632	14,135	18,314	12,770	45,219

			(1)				(1)
Net asset value per unit at December 31, 2009	$83.59		$90.30		$112.54		$121.28

Change in net asset value per unit for three months ended March 31, 2010	(3.39)		(3.24)		(1.00)		(0.48)

Net asset value per unit at March 31, 2010	80.20		87.06		111.54		120.80

Change in net asset value per unit for three months ended June 30, 2010	(4.99)		(5.01)		3.47		4.38

Net asset value per unit at June 30, 2010	75.21		82.05		115.01		125.18

Change in net asset value per unit for three months ended September 30, 2010	7.63		8.79		(0.45)		0.14

Net asset value per unit at September 30, 2010	$82.84		$90.84		$114.56		$125.32

(1)	Values are for both Managing Owner and Limited Owners

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2010

	Winton Series				Winton/Graham Series
	(Unaudited)				(Unaudited)
	Class 1	Class 2			Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Capital (Net Asset Value), December 31, 2009	$48,198,317	$455,282	$9,748,580	$58,402,179	$48,168,395	$54,990	$12,467,488	$7,343,585	$68,034,458

Sale of Units	203,365	—	—	203,365	107,736	—	—	—	107,736
Redemption of Units	(4,678,415)	(250,000)	(359,026)	(5,287,441)	(4,320,572)	—	(1,137,012)	—	(5,457,584)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	4,133,129	4,133,129
Distributions	—	—	—	—	—	—	—	(5,000,000)	(5,000,000)
Operations attributable to Non-controlling interests	—	—	—	—	—	—	—	328,811	328,811
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	4,977,056	15,743	1,282,417	6,275,216	1,499,352	3,210	683,652	—	2,186,214

Capital (Net Asset Value), September 30, 2010	$48,700,323	$221,025	$10,671,971	$59,593,319	$45,454,911	$58,200	$12,014,128	$6,805,525	$64,332,764

Capital - Units, December 31, 2009	409,951	3,499	74,930	488,380	437,653	428	97,106	—	535,187

Sale of Units	1,654	—	—	1,654	989	—	—	—	989
Redemption of Units	(37,892)	(2,000)	(2,567)	(42,459)	(39,567)	—	(8,692)	—	(48,259)

Capital - Units, September 30, 2010	373,713	1,499	72,363	447,575	399,075	428	88,414	—	487,917

			(1)				(1)
Net asset value per unit at December 31, 2009	$117.57		$130.10		$110.06		$128.39

Change in net asset value per unit for three months ended March 31, 2010	5.78		7.41		(0.59)		0.26

Net asset value per unit at March 31, 2010	123.35		137.51		109.47		128.65

Change in net asset value per unit for three months ended June 30, 2010	3.53		4.99		1.23		2.42

Net asset value per unit at June 30, 2010	126.88		142.50		110.70		131.07

Change in net asset value per unit for three months ended September 30, 2010	3.43		4.98		3.20		4.82

Net asset value per unit at September 30, 2010	$130.31		$147.48		$113.90		$135.89

(1)	Values are for both Managing Owner and Limited Owners

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

As of September 30, 2010 (Unaudited)

1. Organization

The Frontier Fund (the “Trust”), was formed as a Delaware statutory trust on August 8, 2003, with separate series (“Series”) of units (the “Units”). The Trust’s term will expire on December 31, 2053 (unless terminated earlier in certain circumstances). The Trust is a multi-advisor commodity pool as described in Commodity Futures Trading Commission, or CFTC Regulation § 4.10(d)(2).

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

As of September 30, 2010, the Trust, with respect to the Frontier Diversified Series, Frontier Dynamic Series, Frontier Masters Series, Campbell/Graham/Tiverton Series, Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Balanced Series, and Frontier Long/Short Commodity Series separates Units into six separate Classes – Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of custom time deposits and U.S. Treasury securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

As of September 30, 2010, each of the Frontier Dynamic Series, Long Only Commodity Series, Managed Futures Index Series and Winton Series has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in each such Trading Company, except the Trading Company for the Frontier Dynamic Series and for the Long Only Commodity Series allocate assets only to Swaps. The Currency Series invests a portion of its assets in a single Trading Company, which allocates assets to one Trading Advisor and one Swap. The Frontier Long/Short Commodity Series invests its assets in a single Trading Company and has multiple Trading Advisors that manage the assets invested in such Trading Company. Each of the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Campbell/Graham/Tiverton Series, and Winton/Graham Series has invested a portion of its assets in several different Trading Companies and has multiple Trading Advisors that manage the assets invested in such Trading Companies.

2. Significant Accounting Policies

The following are the significant accounting policies of the Trust.

Basis of presentation—The financial statements include the accounts of the Trust and were prepared without audit according to the rules and regulations of the SEC. The Trust follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB sets generally accepted accounting principles (“GAAP”) that the Trust follows to ensure consistent reporting. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, (the “Codification” or “ASC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In our opinion, the accompanying interim, unaudited, financial statements contain all adjustments (consisting of normal recurring accruals) necessary and adequate disclosures to present fairly the financial position as of September 30, 2010 and the results of operations for the three and nine months ended September 30, 2010, and 2009.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2009 Annual Report on Form 10-K as filed with the SEC.

Consolidation—The Series, through investing in the Trading Companies, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses, all of which is allocated to the Series. Trading Companies in which a Series has a majority equity interest are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method. The equity interest held by Series of the Trust is shown as non-controlling interests in the statements of financial condition and the income or loss attributable thereto in proportion of investment level is shown in the statements of operations as equity in earnings/(loss) from unconsolidated trading companies.

Investments in Trading Companies in which a Series does not have a controlling or majority interest are carried in the statement of financial condition of such Series at fair value. Fair value represents the proportionate share of the Series’ interest in the NAV of a Trading Company.

The consolidated financial statements of the Frontier Diversified Series include the assets, liabilities and earnings of its wholly-owned trading company, Frontier Trading Company X, LLC and the earnings of Beach Horizon Trading Company – Horizon Program, LLC through September 29, 2010.

The consolidated financial statements of the Frontier Dynamic Series include the assets, liabilities and earnings of it’s wholly- owned trading company, Frontier Trading Company XII, LLC.

The consolidated financial statements of the Frontier Long/Short Commodity Series include the earnings of its majority owned trading company, Frontier Trading Company VII, LLC, through January 31, 2010.

The consolidated financial statements of the Frontier Masters Series include the assets, liabilities and earnings of its wholly-owned trading company, Frontier Trading Company XI, LLC.

The consolidated financial statements of the Balanced Series include the assets, liabilities and earnings of its majority owned Trading Companies, Frontier Trading Company I, LLC, Frontier Trading Company IX, LLC, Frontier Trading Company XV, LLC, as well as earnings of Frontier Trading Company VI, LLC through March 19, 2010 , earnings from Frontier Trading Company XIV through January 25, 2010 , earnings from QIM Trading Company-Global Program, LLC, through September 29, 2010, earnings from Tiverton Trading Company-Discretionary Program, LLC, through September 2, 2010, Winton Trading Company-Diversified Program, LLC through July 21, 2010 and Cantab Trading Company-Aristarchus Program, LLC through August 31, 2010

The consolidated financial statements of the Campbell/Graham/Tiverton Series include the assets, liabilities and earnings of its majority owned trading company, Frontier Trading Company VI, LLC and the earnings from this trading company after March 19, 2010.

The consolidated financial statements of the Currency Series include the assets, liabilities and earnings of its wholly owned trading company, Frontier Trading Company III, LLC.

The consolidated financial statements of the Long Only Commodity Series include the assets and liabilities of it’s wholly- owned trading company, Frontier Trading Company VIII, LLC.

The consolidated financial statements of the Winton/Graham Series include the assets, liabilities and earnings of its majority owned trading company, Frontier Trading Company V, LLC.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles may require the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Swap contracts may require significant estimates. Swap contracts are reported at fair value. Certain fair values are based on daily reports from the swap counterparty that may be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Other swap contracts fair values are based upon returns/values that are provided on less than a daily frequency from the swap counterparty, require additional internal financial modeling to develop pricing, and these swaps may not be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Actual results could materially differ from those estimates.

Cash and Cash Equivalents—Cash and cash equivalents include cash and overnight investments in interest-bearing demand deposits with banks and cash managers with maturities of three months or less. The Trust maintains deposits with high quality financial institutions in amounts that are in excess of federally insured limits.

Interest Income—Aggregate interest income from all sources, including assets held at clearing brokers, up to two percentage points of the aggregate percentage yield based on each Series NAV (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Campbell/Graham/Tiverton Series, Currency Series, Winton Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series (Class 1a, Class 2a and Class 3a only), Long Only Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. All interest not paid to the Managing Owner is interest income to the Series.

U.S. Treasury Securities, Custom Time Deposits and certain demand deposits are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Interest income from demand deposits is allocated to the respective Series in proportion to their daily NAV.

U.S. Treasury Securities—U.S. Treasury Securities are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. They are reported at fair value as Level 1 inputs under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). Accrued interest is reported on the Statements of Financial Condition as interest receivable.

Custom Time Deposits—Custom time deposits are structured deposit agreements with U.S. Bank National Association that earn a guaranteed fixed interest rate between 2.17% and 3.75% and will mature nine months from the deposit date and are subject to automatic six-month rollovers through October 2013. Interest is paid monthly or at least every nine months. Unscheduled withdrawals will be subject to certain penalties and other costs of up to 1.0% of the amount deposited if withdrawn within the first nine months from the deposit date. Custom time deposits were purchased on September 15, 2009, October 21, 2008 and October 30, 2008. The withdrawal fee is set at 0.225% for the period from nine months to one year subsequent to the deposit date and decreases by .05% increments for each year thereafter through the maturity date. Custom time deposits are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. The Trust values the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.44 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to ASC 820.

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

Receivable From Unconsolidated Trading Companies—Cash in excess of allocated assets of the trading companies is remitted to the series and amounts outstanding as of the reporting date are reflected as receivables.

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

Each Series allocates funds to an affiliated Trading Company, or Trading Companies, of the Trust. Each Trading Company allocates all of its daily trading profits or losses to the Series in proportion to each Series’ ownership interest in the Trading Company, adjusted on a daily basis. As of September 30, 2010, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Trading Companies.

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

Investments and Swaps—The Trust records investment transactions on trade date and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the Statements of Operations. Swap contracts may require significant estimates. Swap contracts are reported at fair value. Certain fair values are based on daily reports from the swap counterparty that may be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Other swap contracts fair values are based upon returns/values that are provided on less than a daily frequency from the swap counterparty, require additional internal financial modeling to develop pricing, and these swaps may not be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Actual results could differ from those estimates. As of September 30, 2010 all investments in futures and forward contracts were based on quoted market prices.

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the year ended December 31, 2009. The 2007 through 2009 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Recently Adopted Accounting Pronouncements—In September 2009, the FASB issued ASC 860, Transfers and Servicing (“ASC 860”) formerly recognized as SFAS No. 166, Accounting for Transfers of Financial Assets. ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. ASC 860 eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosure. ASC 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of ASC 860 shall be applied to transfers that occur on or after the effective date. The adoption of ASC 860 did not have a material effect on the financial statements of the Series.

In March 2010, the FASB issued Accounting Standards Update 2010-11, Derivatives and Hedging (Topic 815: Scope Exception Related to Embedded Credit Derivatives) (“ASU 2010-11”). ASU 2010-11 contains amendments that clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption; one that is related only to the subordination of one financial instrument to another. As a result, certain entities that have contracts which contain an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this update are effective in a respective reporting entity’s first fiscal quarter beginning after September 15, 2010. Early adoption is permitted at the beginning of an entity’s first fiscal quarter. The early adoption of ASU 2010-11 did not have a material effect on the financial statements of the Series.

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

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (ASC 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). The amendments within ASU 2010-09 were issued by FASB due to questions that were raised in practice that the requirements to disclose the date that the financial statements are issued potentially conflict with some of the SEC’s guidance. FASB’s update addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure related to subsequent events. All of the amendments in this update are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors which is effective for interim or annual periods ending after September 15, 2010. The adoption of ASU 2010-09 did not have a material effect on the financial statements of the Series.

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

Reclassification—Certain amounts in the financial statements have been reclassified to conform to the 2010 presentation. These reclasses have no impact on Capital or NAV.

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

Inter-Series Receivables and Payables. The Balanced Series, for the purposes of diversification of investments and trading advisors through the other Series’ access to trading companies in which the Balanced Series does not have a direct interest, advances funds to the Currency Series and Frontier Dynamic Series. These items are recorded using level 1 inputs.

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Series
Swap Contracts	—	—	11,065,015	11,065,015
Investment in Unconsolidated Trading Companies	41,579,883	—	—	41,579,883
U.S. Treasury Securities	13,928,307	—	—	13,928,307
Frontier Dynamic Series
Swap Contracts	—	—	10,440,150	10,440,150
U.S. Treasury Securities	2,854,162	—	—	2,854,162
Inter-Series Payables	(27,955,294)	—	—	(27,955,294)
Frontier Long Short Commodity Series
Investment in Unconsolidated Trading Companies	13,887,483	—	—	13,887,483
U.S. Treasury Securities	8,363,346	—	—	8,363,346
Frontier Masters Series
Swap Contracts	—	—	32,157,236	32,157,236
Investment in Unconsolidated Trading Companies	14,379,104	—	—	14,379,104
U.S. Treasury Securities	2,305,948	—	—	2,305,948
Balanced Series
Open Trade Equity	21,120,511	6,833,546	—	27,954,057
Swap Contracts	—	—	46,093,947	46,093,947
Investment in Unconsolidated Trading Companies	29,341,369	—	—	29,341,369
U.S. Treasury Securities	28,103,686	—	—	28,103,686
Inter-Series Receivables	40,967,667	—	—	40,967,667
Campbell/Graham/Tiverton Series
Open Trade Equity	2,373,979	—	—	2,373,979
Investment in Unconsolidated Trading Companies	11,853,166	—	—	11,853,166
U.S. Treasury Securities	7,643,732	—	—	7,643,732
Currency Series
Open Trade Defecit	(48,439)	—	—	(48,439)
Swap Contracts	—	—	5,955,127	5,955,127
U.S. Treasury Securities	2,085,730	—	—	2,085,730
Inter-Series Payables	(13,012,373)	—	—	(13,012,373)
Long Only Commodity Series
Swap Contracts	—	680,949	—	680,949
U.S. Treasury Securities	487,833	—	—	487,833
Managed Futures Index Series
Investment in Unconsolidated Trading Companies	879,534	—	—	879,534
U.S. Treasury Securities	677,897	—	—	677,897
Winton Series
Investment in Unconsolidated Trading Companies	8,150,696	—	—	8,150,696
U.S. Treasury Securities	7,653,215	—	—	7,653,215
Winton/Graham Series
Open Trade Equity	2,231,310	—	—	2,231,310
Investment in Unconsolidated Trading Companies	4,646,468	—	—	4,646,468
U.S. Treasury Securities	6,617,914	—	—	6,617,914

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Series
Swap Contracts	$—	$—	$8,550,639	$8,550,639
Investment in Unconsolidated Trading Companies	3,966,809	—	—	3,966,809
U.S. Treasury Securities	7,765,643	—	—	7,765,643
Frontier Dynamic Series
Swap Contracts	—	—	10,027,253	10,027,253
U.S. Treasury Securities	2,739,153	—	—	2,739,153
Frontier Long Short Commodity Series
Open Trade Equity	(480,880)	(37,610)	—	(518,490)
Investment in Unconsolidated Trading Companies	1,357,682	—	—	1,357,682
U.S. Treasury Securities	6,554,990	—	—	6,554,990
Frontier Masters Series
Swap Contracts	—	—	15,972,156	15,972,156
Investment in Unconsolidated Trading Companies	1,282,798	—	—	1,282,798
U.S. Treasury Securities	3,383,444	—	—	3,383,444
Balanced Series
Open Trade Equity	12,632,550	(1,698,904)	—	10,933,646
Swap Contracts	—	—	41,020,535	41,020,535
Investment in Unconsolidated Trading Companies	303,102	—	—	303,102
U.S. Treasury Securities	31,833,998	—	—	31,833,998
Campbell/Graham/Tiverton Series
Investment in Unconsolidated Trading Companies	30,057,520	—	—	30,057,520
U.S. Treasury Securities	7,367,693	—	—	7,367,693
Currency Series
Open Trade Equity	19,263	201	—	19,464
Swap Contracts	—	—	4,992,959	4,992,959
U.S. Treasury Securities	2,514,501	—	—	2,514,501
Long Only Commodity Series
Swap Contracts	—	584,391	—	584,391
U.S. Treasury Securities	571,339	—	—	571,339
Managed Futures Index Series
Investment in Unconsolidated Trading Companies	975,271	—	—	975,271
U.S. Treasury Securities	417,851	—	—	417,851
Winton Series
Investment in Unconsolidated Trading Companies	11,033,691	—	—	11,033,691
U.S. Treasury Securities	7,125,185	—	—	7,125,185
Winton/Graham Series
Open Trade Equity	810,189	—	—	810,189
Investment in Unconsolidated Trading Companies	2,889,071	—	—	2,889,071
U.S. Treasury Securities	7,598,224	—	—	7,598,224

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap Contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the consolidated statement of operations. During the nine months ended September 30, 2010, all identified Level 3 assets are components of the Frontier Diversified Series, Frontier Dynamic Series, Frontier Masters Series, Balanced Series and the Currency Series.

Swap Contracts	Frontier Diversified Series	Frontier Dynamic Series	Frontier Masters Series

	For The Nine Months Ended September 30, 2010	For The Nine Months Ended September 30, 2010	For The Nine Months Ended September 30, 2010
Balance of recurring Level 3 assets as of December 31, 2009	$8,550,639	$10,027,253	$15,972,157
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	73,268	412,897	1,858,000
Purchases, sales, issuances, and settlements, net	2,441,108	—	14,327,079
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of September 30, 2010	$11,065,015	$10,440,150	$32,157,236

Swap Contracts	Balanced Series	Currency Series

	For The Nine Months Ended September 30, 2010	For The Nine Months Ended September 30, 2010
Balance of recurring Level 3 assets as of December 31, 2009	$41,020,535	$4,992,959
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	5,073,412	962,168
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of September 30, 2010	$46,093,947	$5,955,127

Swap Contracts	Frontier Diversified Series	Frontier Dynamic Series	Frontier Masters Series

	For The Twelve Months Ended December 31, 2009	For The Twelve Months Ended December 31, 2009	For The Twelve Months Ended December 31, 2009
Balance of recurring Level 3 assets as of January 1, 2009	$—	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	(1,707,778)	(2,247,497)	(1,864,032)
Purchases, sales, issuances, and settlements, net	10,258,417	12,274,765	17,836,189
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2009	$8,550,639	$10,027,253	$15,972,157

Swap Contracts	Balanced Series	Currency Series

	For The Twelve Months Ended December 31, 2009	For The Twelve Months Ended December 31, 2009
Balance of recurring Level 3 assets as of January 1, 2009	$53,072,355	$9,122,123
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(12,051,820)	(4,129,164)
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2009	$41,020,535	$4,992,959

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of September 30, 2010, approximately 11.7% of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

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

The Trust has invested in the following Swaps as of September 30, 2010:

	Option Basket Frontier Diversified Series	Option Basket Frontier Dynamic Series	Option Basket Frontier Masters Series	Option Basket Balanced Series

Series:	Diversified	Dynamic	Masters	Balanced
Counterparty	Company D	Company E	Company F	Company A
Notional Amount	$26,952,518	$29,234,615	$32,157,236	$81,807,170
Termination Date	6/6/2014	6/6/2014	6/6/2014	11/6/2012
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Unrealized Gain/(Loss)	$73,268	$412,897	$1,858,000	$5,073,412

Fair Value as of 9/30/2010	$11,065,015	$10,440,150	$32,157,236	$46,093,947

	Option Basket Currency Series	Reuters/Jefferies CRB Index	Jefferies Commodity Performance Index

Series:	Currency	Long/Only	Long/Only
Counterparty	Company B	Company C	Company C
Notional Amount	$11,434,203	$1,880,000	$1,880,000
Termination Date	1/26/2013	2/28/2011	2/28/2011
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$(54,793)	$7,789

Unrealized Gain/(Loss)	$962,169	$0	$0

Fair Value as of 9/30/2010	$5,955,127	$348,588	$332,361

The Trust has invested in the following Swaps as of December 31, 2009:

	Option Basket Frontier Diversified Series	Option Basket Frontier Dynamic Series	Option Basket Frontier Masters Series	Option Basket Balanced Series

Series:	Diversified	Dynamic	Masters	Balanced
Counterparty	Company D	Company E	Company F	Company A
Notional Amount	$22,760,455	$25,875,001	$15,927,157	$129,084,678
Termination Date	6/6/2014	6/6/2014	6/6/2014	11/6/2012
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Unrealized Gain/(Loss)	$(1,707,778)	$(2,247,497)	$(1,864,032)	$(12,051,820)

Fair Value as of 12/31/2009	$8,550,639	$10,027,253	$15,972,156	$41,020,535

	Option Basket Currency Series	Reuters/Jefferies CRB Index	Jefferies Commodity Performance Index

Series:	Currency	Long/Only	Long/Only
Counterparty	Company B	Company C	Company C
Notional Amount	$15,426,942	$2,300,000	$2,300,000
Termination Date	1/26/2013	2/26/2010	2/26/2010
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$420,073	$463,827

Unrealized Gain/(Loss)	$(4,129,164)	$0	$0

Fair Value as of 12/31/2009	$4,992,959	$278,645	$305,746

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

The following table summarizes the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series, and Frontier Masters Series investments in unconsolidated Trading Companies as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010		As of December 31, 2009

	Percentage of Series Net Assets Invested in Trading Co.	Fair Value	Percentage of Series Net Assets Invested in Trading Co.	Fair Value

Trading Company

Balanced Series —
Frontier Trading Companies II and XII			0.07%	$303,102
Frontier Trading Companies II, VI, VII, XIV, XVI, XVII, XVIII and XIX	7.10%	$29,341,369

Winton Series —
Frontier Trading Company II	13.68%	$8,150,696	18.89%	$11,033,691

Campbell/Graham/Tiverton Series —
Frontier Trading Companies V, VI and XV			37.87%	$30,057,520
Frontier Trading Companies V and XV	15.75%	$11,853,166

Winton/Graham Series —
Frontier Trading Company II	7.22%	$4,646,468	4.25%	$2,889,071

Frontier Long/Short Commodity Series —
Frontier Trading Company XIII			1.98%	$1,357,682
Frontier Trading Companies I and VII	20.01%	$13,887,483

Managed Futures Index Series —
Frontier Trading Company IX	15.95%	$879,534	25.85%	$975,271

Frontier Diversified Series —
Frontier Trading Companies I, II, V, VI, VII, XIII, XIV and XV			5.90%	$3,966,809
Frontier Trading Companies I, II, V, VI, VII, IX, XIII, XIV and XV	27.90%	$41,579,883

Frontier Masters Series —
Frontier Trading Companies II, XIV and XV	23.15%	$14,379,104	3.09%	$1,282,798

The following tables summarize the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series and Frontier Masters Series equity in earnings from Trading Companies for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30, 2010				Three Months Ended September 30, 2009
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)

Trading Company

Balanced Series —
Frontier Trading Company II LLC	$(13,906)	$365,389	$1,424,510	$1,775,993	$(10,224)	$(655,732)	$1,276,175	$610,219
Frontier Trading Company VI LLC	(6,644)	312,813	497,249	803,418	—	—	—	—
Frontier Trading Company VII, LLC	(518,177)	(3,750,539)	12,228,821	7,960,105	(545,362)	39,899,274	(39,744,068)	(390,156)
Frontier Trading Company XIV, LLC	(48,361)	869,732	1,274,540	2,095,911	—	—	—	—
Frontier Trading Company XVI, LLC	(3,932)	(12,257)	114,538	98,349	—	—	—	—
Frontier Trading Company XIX, LLC	(1,078)	10,689	(66,406)	(56,795)	—	—	—	—

Total	$(592,098)	$(2,204,173)	$15,473,252	$12,676,981	$(555,586)	$39,243,542	$(38,467,893)	$220,063

Winton Series —
Frontier Trading Company II LLC	$(18,978)	$325,482	$2,039,074	$2,345,578	$(16,030)	$(898,583)	$2,016,056	$1,101,443

Campbell/Graham/Tiverton Series —
Frontier Trading Company I LLC	$—	$—	$—	$—	$(12,413)	$(582,464)	$549,157	$(45,720)
Frontier Trading Company V LLC	(56,766)	(78,266)	1,120,568	985,536	(71,763)	1,844,101	958,366	2,730,704
Frontier Trading Company VI LLC	—	—	—	—	(9,764)	37,136	1,221,285	1,248,657
Frontier Trading Company XV, LLC	(25,956)	365,772	416,030	755,846	—	—	—	—

Total	$(82,722)	$287,506	$1,536,598	$1,741,382	$(93,940)	$1,298,773	$2,728,808	$3,933,641

Winton/Graham Series —
Frontier Trading Company II LLC	$(10,241)	$269,429	$1,039,856	$1,299,044	$(8,935)	$(610,875)	$1,111,997	$492,187
Frontier Trading Company V LLC	—	—	—	—	—	—	—	—

Total	$(10,241)	$269,429	$1,039,856	$1,299,044	$(8,935)	$(610,875)	$1,111,997	$492,187

Frontier Long/Short Commodity Series —
Frontier Trading Company I LLC	$(5,216)	$(311,680)	$434,736	$117,840	$—	$—	$—	$—
Frontier Trading Companies VII, LLC	(412,540)	(2,393,858)	10,498,723	7,692,325	—	—	—	—
Frontier Trading Companies XIII, LLC	—	—	—	—	(2,617)	(5,415)	274,056	266,024

Total	$(417,756)	$(2,705,538)	$10,933,459	$7,810,165	$(2,617)	$(5,415)	$274,056	$266,024

Managed Futures Index Series —
Frontier Trading Company IX, LLC	$(5,197)	$(66,179)	$98,454	$27,078	$(3,313)	$(65,852)	$(17,148)	$(86,313)

Frontier Diversified Series —
Frontier Trading Company I LLC	$(208,524)	$(206,982)	$2,244,769	$1,829,263	$(25,344)	$(7,402)	$455,543	$422,797
Frontier Trading Company II LLC	(3,554)	136,977	340,437	473,860	(973)	(54,619)	126,120	70,528
Frontier Trading Company V LLC	(5,555)	(7,654)	111,170	97,961	(1,273)	33,738	19,003	51,468
Frontier Trading Company VI LLC	(1,998)	94,325	149,410	241,737	(1,102)	12,372	140,845	152,115
Frontier Trading Company VII, LLC	(120,593)	(222,884)	2,113,748	1,770,271	(50,306)	3,315,379	(3,299,554)	(34,481)
Frontier Trading Company IX, LLC	(4,580)	(58,188)	88,195	25,427	—	—	—	—
Frontier Trading Company XIII, LLC	(5,529)	(205,958)	375,284	163,797	(313)	15,519	16,222	31,428
Frontier Trading Company XIV, LLC	(26,551)	695,481	640,747	1,309,677	—	—	—	—
Frontier Trading Company XV, LLC	(20,573)	288,460	335,081	602,968	—	—	—	—

Total	$(397,457)	$513,577	$6,398,841	$6,514,961	$(79,311)	$3,314,987	$(2,541,821)	$693,855

Frontier Masters Series —
Frontier Trading Company I LLC	$—	$—	$—	$—	$(14,224)	$(63,434)	$567,498	$489,840
Frontier Trading Company II LLC	(5,631)	517,595	331,655	843,619	(1,938)	(86,439)	250,483	162,106
Frontier Trading Company XIV, LLC	(50,837)	1,303,353	1,096,332	2,348,848	—	—	—	—
Frontier Trading Company XV, LLC	(17,333)	236,777	258,609	478,053	—	—	—	—

Total	$(73,801)	$2,057,725	$1,686,596	$3,670,520	$(16,162)	$(149,873)	$817,981	$651,946

	Nine Months Ended September 30, 2010				Nine Months Ended September 30, 2009
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)

Trading Company

Balanced Series —
Frontier Trading Company II LLC	$(47,551)	$3,936,801	$1,864,733	$5,753,983	$(23,472)	$(2,656,602)	$872,349	$(1,807,725)
Frontier Trading Company VI LLC	(13,352)	542,949	454,812	984,409	—	—	—	—
Frontier Trading Company VII, LLC	(2,107,332)	4,780,762	19,800,480	22,473,910	(1,219,711)	25,863,431	(15,919,099)	8,724,621
Frontier Trading Company XIV, LLC	(98,788)	(1,702,864)	3,144,777	1,343,125	—	—	—	—
Frontier Trading Company XVI, LLC	(3,985)	(13,787)	114,194	96,422	—	—	—	—
Frontier Trading Company XIX, LLC	(1,753)	(2,055)	(86,166)	(89,974)	—	—	—	—

Total	$(2,272,761)	$7,541,806	$25,292,830	$30,561,875	$(1,243,183)	$23,206,829	$(15,046,750)	$6,916,896

Winton Series —
Frontier Trading Company II LLC	$(66,752)	$5,538,109	$2,832,834	8,304,191	$(23,033)	$(2,361,228)	$2,700,361	$316,100

Campbell/Graham/Tiverton Series —
Frontier Trading Company I LLC	$—	$—	$—	$—	$(46,889)	$2,417,043	$(3,636,680)	$(1,266,526)
Frontier Trading Company V LLC	(184,699)	(279,376)	566,761	102,686	(106,342)	2,059,182	1,095,206	3,048,046
Frontier Trading Company VI LLC	(21,105)	(1,829,237)	523,687	(1,326,655)	(21,615)	(1,336,451)	903,580	(454,486)
Frontier Trading Company XV, LLC	(80,962)	1,729,581	72,266	1,720,885	—	—	—	—

Total	$(286,766)	$(379,032)	$1,162,714	$496,916	$(174,846)	$3,139,774	$(1,637,894)	$1,327,034

Winton/Graham Series —
Frontier Trading Company II LLC	$(34,497)	$2,912,138	$1,461,479	$4,339,120	$(20,399)	$(2,705,362)	$802,930	$(1,922,831)
Frontier Trading Company V LLC	—	—	—	—	(46,668)	(892,742)	(397,116)	(1,336,526)

Total	$(34,497)	$2,912,138	$1,461,479	$4,339,120	$(67,067)	$(3,598,104)	$405,814	$(3,259,357)

Frontier Long/Short Commodity Series —
Frontier Trading Company I LLC	$(17,601)	$(452,812)	$351,359	$(119,054)	$—	$—	$—	$—
Frontier Trading Companies VII, LLC	(1,120,922)	(11,940,206)	22,909,424	9,848,296	—	—	—	—
Frontier Trading Companies XIII, LLC	—	—	—	—	(5,776)	(58,816)	297,863	233,271

Total	$(1,138,523)	$(12,393,018)	$23,260,783	$9,729,242	$(5,776)	$(58,816)	$297,863	$233,271

Managed Futures Index Series —
Frontier Trading Company IX, LLC	$(16,296)	$(101,236)	$337,068	$219,536	$(7,510)	$(260,261)	$(56,326)	$(324,097)

Frontier Diversified Series —
Frontier Trading Company I LLC	$(370,967)	$276,019	$2,109,283	$2,014,335	$(30,082)	$(73,518)	$246,565	$142,965
Frontier Trading Company II LLC	(10,889)	957,393	500,707	1,447,211	(1,208)	(110,535)	211,913	100,170
Frontier Trading Company V LLC	(15,657)	111,753	130,028	226,124	(1,531)	25,408	9,685	33,562
Frontier Trading Company VI LLC	(6,297)	(34,375)	212,833	172,161	(1,366)	(88,709)	205,196	115,121
Frontier Trading Company VII, LLC	(426,730)	1,428,705	3,879,164	4,881,139	(62,761)	990,987	(895,119)	33,107
Frontier Trading Company IX, LLC	(12,979)	(43,452)	121,947	65,516	—	—	—	—
Frontier Trading Company XIII, LLC	(6,553)	(170,793)	532,671	355,325	(313)	15,519	16,222	31,428
Frontier Trading Company XIV, LLC	(48,092)	(492,660)	1,257,354	716,602	—	—	—	—
Frontier Trading Company XV, LLC	(52,694)	854,713	458,578	1,260,597	—	—	—	—

Total	$(950,858)	$2,887,303	$9,202,565	$11,139,010	$(97,261)	$759,152	$(205,538)	$456,353

Frontier Masters Series —
Frontier Trading Company I LLC	$—	$—	$—	$—	$(18,100)	$(81,406)	$178,140	$78,634
Frontier Trading Company II LLC	(13,849)	1,431,686	457,711	1,875,548	(2,426)	(202,376)	430,792	225,990
Frontier Trading Company XIV, LLC	(87,862)	(718,109)	2,067,893	1,261,922	—	—	—	—
Frontier Trading Company XV, LLC	(44,638)	824,714	295,013	1,075,089	—	—	—	—

Total	$(146,349)	$1,538,291	$2,820,617	$4,212,559	$(20,526)	$(283,782)	$608,932	$304,624

The statements of financial condition as of September 30, 2010 and December 31, 2009 and the Condensed Statement of Income for the three and nine months ended September 30, 2010 and 2009 for the unconsolidated Trading Companies are as follows:

Statements of Financial Condition - September 30, 2010	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XIV LLC	QIM Trading Co.- Global Program, LLC	Winton Trading Co.- Diversified Program, LLC	Cantab Trading Co.- Aristarchus Program, LLC	Tiverton Trading Co.- Discretionary Program, LLC

Cash held at futures commission merchants	$15,674,216	$(8,061,218)	$20,082,709	$5,245,879	$2,632,660	$6,505,548	$1,145,070

Open trade equity	7,542,672	35,982,440	3,245,207	138,689	652,773	1,269,010	1,238,692

Total assets	$23,216,888	$27,921,222	$23,327,916	$5,384,568	$3,285,433	$7,774,558	$2,383,762

Members’ equity	$23,216,888	$27,921,222	$23,327,916	$5,384,568	$3,285,433	$7,774,558	$2,383,762

Condensed Statement of Income - For the Three Months Ended September 30, 2010

Interest income	$2,994	$1,480	$(1,042)	$(732)	$(291)	$(2,291)	$(83)
Net realized gain on investments, less commissions	1,562,559	(7,418,589)	2,744,028	71,664	168,838	2,373,677	61,755
Change in open trade equity	5,175,532	24,841,293	3,013,501	246,521	428,171	1,197,812	373,057

Net income	$6,741,085	$17,424,184	$5,756,487	$317,453	$596,718	$3,569,198	$434,729

Condensed Statement of Income - For the Nine Months Ended September 30, 2010

Interest income	$5,130	$3,543	$(10,231)	$(1,310)	$(262)	$(3,164)	$(128)
Net realized gain on investments, less commissions	14,602,588	(16,253,599)	(4,234,133)	(147,673)	1,013,799	1,670,309	22,458
Change in open trade equity	7,117,464	50,383,490	5,744,032	138,689	654,218	1,269,008	569,040

Net income	$21,725,182	$34,133,434	$1,499,668	$(10,294)	$1,667,755	$2,936,153	$591,370

Statements of Financial Condition - December 31, 2009	Frontier Trading Company II LLC	Frontier Trading Company V LLC	Frontier Trading Company VI LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIII, LLC

Cash held at futures commission merchants		$13,010,250	$12,801,718	$1,135,385

Open trade equity		810,189	(767,235)	38,234

Total assets		$13,820,439	$12,034,483	$1,173,619

Members’ equity		$13,820,439	$12,034,483	$1,173,619

Condensed Statement of Income - For the Three Months Ended September 30, 2009

Interest income	$(17)		$392	$1,151	$—
Net realized gain on investments, less commissions	(2,344,349)		76,341	(138,585)	(8,999)
Change in open trade equity	4,780,831		2,973,249	(44,297)	838,460

Net income	$2,436,465		$3,049,982	$(181,731)	$829,461

Condensed Statement of Income - For the Nine Months Ended September 30, 2009

Interest income	$11,216		$8,808	$4,089	$—
Net realized gain on investments, less commissions	(10,338,765)		(3,586,528)	(743,101)	(178,729)
Change in open trade equity	2,986,998		2,698,878	(199,302)	910,012

Net income	$(7,340,551)		$(878,842)	$(938,314)	$731,283

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

The following table summarizes the Balanced Series advances to and reductions from the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series of the Trust for the nine months ending September 30, 2010.

Balanced Series

Summary by Quarter

2010

		Frontier	Frontier	Frontier
	Currency Series	Diversified Series	Dynamic Series	Masters Series	Total
Inter-series receivables January 1, 2010	$12,266,758	$10,962,073	$27,676,116	$18,184,135	$69,089,082
Additions during period	—	—	—	—	—
Reduction during period	—	—	—	—	—
Earnings on inter-series receivables	329,038	(102,443)	(129,208)	125,024	222,411

Inter-series receivables March 31, 2010	$12,595,796	$10,859,630	$27,546,908	$18,309,159	$69,311,493
Additions during period	—	—	—	—	—
Reduction during period	—	(11,139,253)	—	—	(11,139,253)
Earnings on inter-series receivables	177,705	279,623	(130,449)	(122,674)	204,205

Inter-series receivables June 30, 2010	$12,773,501	$—	$27,416,459	$18,186,485	$58,376,445
Additions during period	—	—	—	—	—
Reduction during period	—	—	—	(19,013,476)	(19,013,476)
Earnings on inter-series receivables	238,872		538,835	826,991	1,604,698

Inter-series receivables September 30, 2010	$13,012,373	$—	$27,955,294	$—	$40,967,667

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

In addition, with respect to Class 1 and Class 1a Units of each Series, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee at an annualized rate, as described in more detail above, which the Managing Owner pays to selling agents of the Trust. The following table summarizes fees earned by the Managing Owner for the three and nine months ended September 30, 2010 and 2009.

Series: Three Months Ended September 30, 2010	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified	$346,547	$767,690	$1,267,393	$413,129
Frontier Dynamic	—	173,065	—	24,121
Frontier Long/Short Commodity	848,660	105,479	671,536	278,215
Frontier Masters	323,238	436,490	251,849	194,727
Balanced	708,595	452,155	4,587,441	2,108,525
Campbell/Graham/Tiverton	595,454	87,185	—	466,266
Currency	41,317	25,650	—	52,636
Long Only Commodity	12,434	4,735	—	15,600
Managed Futures Index	31,077	6,860	—	8,259
Winton	381,662	72,608	66,904	361,796
Winton/Graham	488,971	70,396	97,195	336,344

Series: Three Months Ended September 30, 2009	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified	$61,573	$238,385	$103,872	$37,029
Frontier Dynamic	—	175,705	—	19,136
Frontier Long/Short Commodity	756,119	84,684	394,978	355,681
Frontier Masters	114,063	173,101	—	22,973
Balanced	258,424	426,936	1,617,711	2,346,679
Campbell/Graham/Tiverton	577,342	101,597	218,702	537,325
Currency	38,751	31,210	—	72,949
Long Only Commodity	13,603	5,423	—	17,712
Managed Futures Index	21,711	5,491	—	10,670
Winton	328,132	76,757	—	387,216
Winton/Graham	438,658	76,851	256,842	367,929

Series: Nine Months Ended September 30, 2010	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified	$751,117	$1,809,334	$2,307,523	$981,435
Frontier Dynamic	—	509,687	—	66,679
Frontier Long/Short Commodity	2,461,217	298,406	1,337,973	899,900
Frontier Masters	767,223	1,117,972	274,130	456,099
Balanced	1,607,205	1,324,659	10,520,127	6,380,801
Campbell/Graham/Tiverton	1,771,056	270,272	—	1,441,933
Currency	122,172	77,390	—	166,131
Long Only Commodity	39,424	14,996	—	48,657
Managed Futures Index	88,027	19,813	—	25,598
Winton	1,155,722	216,584	66,904	1,082,808
Winton/Graham	1,444,104	213,476	97,195	1,021,445

Series: Nine Months Ended September 30, 2009	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified	$74,811	$287,854	$145,898	$42,281
Frontier Dynamic	—	218,030	—	23,633
Frontier Long/Short Commodity	2,056,185	259,232	1,660,433	1,083,458
Frontier Masters	139,150	212,853	9,073	27,199
Balanced	1,115,570	1,489,970	5,567,945	6,776,656
Campbell/Graham/Tiverton	1,677,638	319,092	216,562	1,606,061
Currency	120,235	110,991	—	236,328
Long Only Commodity	38,594	15,413	—	50,304
Managed Futures Index	56,805	14,694	—	31,533
Winton	1,049,242	255,442	(21,347)	1,249,973
Winton/Graham	1,093,344	207,959	251,038	1,031,526

The following table summarizes fees payable to the Managing Owner as of September 30, 2010.

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified	$95,875	$174,591	$1,292,303	$13,225
Frontier Dynamic	—	33,704	—	308
Frontier Long/Short Commodity	164,749	21,243	623,830	51,849
Frontier Masters	94,571	88,609	253,990	6,329
Balanced	128,353	3,698	3,952,649	208,916
Campbell/Graham/Tiverton	113,986	14,941	—	92,730
Currency	7,933	4,829	—	11,759
Long Only Commodity	4,010	1,577	—	5,100
Managed Futures Index	10,191	2,219	—	2,657
Winton	63,517	13,375	38,045	79,421
Winton/Graham	92,373	12,603	26,439	68,508

The following table summarizes fees payable to the Managing Owner as of December 31, 2009.

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified	$28,225	$73,768	$132,434	$607
Frontier Dynamic	—	28,591	—	—
Frontier Long/Short Commodity	144,346	15,480	278,267	63,507
Frontier Masters	29,929	40,976	—	1,313
Balanced	208,736	103,317	1,306,596	85,599
Campbell/Graham/Tiverton	94,011	17,084	—	86,041
Currency	8,537	5,570	—	13,629
Long Only Commodity	4,891	1,904	—	5,301
Managed Futures Index	7,105	1,636	—	2,083
Winton	63,259	13,271	—	74,866
Winton/Graham	79,384	12,080	—	52,712

With respect to the service fees, the initial service fee (for the first 12 months) relating to a sale of the Units is prepaid by the Managing Owner for each Series, and paid to the selling agents by the Managing Owner in the month following the sale. Since the Managing Owner is prepaying the initial service fee for the first year and is being reimbursed for such payment by the Series monthly in arrears based upon a corresponding percentage of NAV, it bears the risk of the downside and the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof which may result from variations in NAV over the following 12 months. For the nine months ended September 30, 2010, due to variations in NAVs, amounts paid or payable to the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $790 for the Currency Series, $246 for the Managed Futures Index Series, $7,090 for the Winton Series and $792 for the Frontier Masters Series. For the nine months ended September 30, 2010, amounts received or receivable from the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $16,578 for the Balanced Series, $1,782 for the Winton/Graham Series, $698 for the Campbell/Graham/Tiverton Series, $5,139 for the Long/Only Commodity Series, $5,266 for the Frontier Long Short Commodity Series, $5,773 for the Frontier Dynamic Series and $1,594 for the Frontier Diversified Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Campbell/Graham/Tiverton Series, Currency Series, Winton Series, and Winton/Graham Series. In addition, if interest rates fall below 0.75% (calculated daily based on each Series’ NAV), the Managing Owner will be paid the difference between the Trust’s annualized interest income allocated to the foregoing Series and 0.75%. For the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series (Class 1 a and Class 2a only), Long Only Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. During the nine months ended September 30, 2010 and September 30, 2009, the Trust paid $7,573,585 and $7,959,941, respectively of such interest income to the Managing Owner.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $514,050 and $440,878, respectively for the three months ended September 30, 2010 and 2009 and $1,472,121 and $1,275,479, respectively for the nine months ended September 30, 2010 and 2009. Additionally, The Bornhoft Group Corporation provides office space to the Managing Owner, prorates office expenses, and advances certain direct expenses on behalf of the Managing Owner. Under this agreement, the Managing Owner reimbursed The Bornhoft Group Corporation $97,284 and $80,018, respectively, for the three months ended September 30, 2010 and 2009 and $296,466 and $340,784, respectively, for the nine months ended September 30, 2010 and 2009.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $925,290 and $793,581, respectively, for the three months ended September 30, 2010 and 2009 and $2,649,818 and $2,295,863, respectively, for the nine months ended September 30, 2010 and 2009.

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

7. Financial Highlights

The following information presents the financial highlights of the Trust for the three and nine months ended September 30, 2010 and 2009. This data has been derived from information presented in the financial statements.

	Frontier Diversified		Frontier Dynamic		Frontier Long/Short
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, June 30, 2010	$97.51	$99.34	$89.79	$91.39	$107.25	$121.98	$121.97	$96.08	$97.84
Net operating results:
Interest income	0.48	0.49	6.18	6.30	0.54	0.62	0.62	0.49	0.50
Expenses	(2.29)	(1.79)	(10.84)	(9.38)	(3.54)	(3.12)	(3.12)	(3.18)	(2.50)
Net gain/(loss) on investments, net of non-controlling interests	4.99	4.99	6.02	4.87	13.30	15.23	15.24	11.83	11.77
Net income/(loss)	3.18	3.69	1.36	1.79	10.30	12.73	12.74	9.14	9.77
Net asset value, September 30, 2010	$100.69	$103.03	$91.15	$93.18	$117.55	$134.71	$134.71	$105.22	$107.61

Ratios to average net assets (3)
Net investment gain/(loss)	-7.40%	-5.22%	-20.67%	-13.38%	-10.85%	-7.92%	-7.92%	-10.85%	-7.92%
Expenses before incentive fees	5.54%	3.35%	48.03%	40.74%	8.73%	5.80%	5.80%	8.73%	5.80%
Expenses after incentive fees	9.35%	7.16%	48.03%	40.74%	12.81%	9.88%	9.88%	12.81%	9.88%
Total return before incentive fees (2)	4.52%	5.07%	1.48%	1.97%	10.10%	11.16%	11.76%	10.62%	11.65%
Total return after incentive fees (2)	3.56%	4.11%	1.48%	1.97%	9.07%	10.14%	10.73%	9.59%	10.62%

	Frontier Masters		Balanced					Campbell/Graham/Tiverton
	Class 1	Class 2	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2010	$93.66	$95.39	$120.89	$107.17	$143.90	$121.26	$121.27	$100.78	$118.37
Net operating results:
Interest income	0.51	0.52	0.02	0.02	0.03	0.02	0.02	0.00	0.00
Expenses	(2.28)	(1.76)	(2.84)	(2.51)	(2.30)	(1.94)	(1.94)	(1.74)	(1.16)
Net gain/(loss) on investments, net of non-controlling interests	7.50	7.53	9.04	7.74	10.83	8.82	8.79	6.58	7.79
Net income/(loss)	5.73	6.29	6.22	5.25	8.56	6.90	6.87	4.84	6.63
Net asset value, September 30, 2010	$99.39	$101.68	$127.11	$112.42	$152.46	$128.16	$128.14	$105.62	$125.00

Ratios to average net assets (3)
Net investment gain/(loss)	-7.46%	-5.17%	-9.27%	-9.27%	-6.27%	-6.27%	-6.27%	-6.87%	-3.87%
Expenses before incentive fees	7.79%	5.50%	4.28%	4.28%	1.28%	1.28%	1.28%	6.89%	3.88%
Expenses after incentive fees	9.61%	7.32%	9.35%	9.35%	6.35%	6.35%	6.35%	6.89%	3.88%
Total return before incentive fees (2)	7.01%	7.49%	6.37%	5.49%	7.07%	6.93%	7.23%	4.74%	5.38%
Total return after incentive fees (2)	6.55%	7.03%	5.09%	4.22%	5.79%	5.65%	5.95%	4.74%	5.38%

	Currency		Long Only		Managed Futures Index		Winton		Winton/Graham
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2010	$80.02	$95.11	$75.21	$82.05	$115.01	$125.18	$126.88	$142.50	$110.70	$131.07
Net operating results:
Interest income	0.31	0.37	0.40	0.44	0.23	0.25	0.21	0.24	0.14	0.16
Expenses	(1.31)	(0.83)	(0.75)	(0.38)	(1.34)	(0.85)	(2.06)	(1.26)	(2.11)	(1.52)
Net gain/(loss) on investments, net of non-controlling interests	1.89	2.24	7.98	8.73	0.66	0.74	5.28	6.00	5.17	6.18
Net income/(loss)	0.89	1.78	7.63	8.79	(0.45)	0.14	3.43	4.98	3.20	4.82
Net asset value, September 30, 2010	$80.91	$96.89	$82.84	$90.84	$114.56	$125.32	$130.31	$147.48	$113.90	$135.89

Ratios to average net assets (3)
Net investment gain/(loss)	-4.92%	-1.92%	-1.73%	0.27%	-3.95%	-1.95%	-5.87%	-2.87%	-7.14%	-4.14%
Expenses before incentive fees	6.43%	3.43%	3.78%	1.78%	4.75%	2.75%	6.09%	3.09%	6.95%	3.95%
Expenses after incentive fees	6.43%	3.43%	3.78%	1.78%	4.75%	2.75%	6.55%	3.54%	7.64%	4.63%
Total return before incentive fees (2)	1.10%	1.86%	9.74%	10.21%	-0.54%	0.08%	2.79%	3.58%	3.03%	3.85%
Total return after incentive fees (2)	1.10%	1.86%	9.74%	10.21%	-0.54%	0.08%	2.67%	3.46%	2.85%	3.67%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period.

The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

	Frontier Diversified		Frontier Dynamic		Frontier Long/Short
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2009	$96.80	$97.77	$91.43	$92.25	$113.77	$127.49	$127.49	$101.49	$102.48
Net operating results:
Interest income	1.49	1.52	2.89	2.93	1.37	1.56	1.56	1.23	1.25
Expenses	(6.19)	(4.70)	(10.51)	(4.41)	(9.27)	(7.73)	(7.74)	(8.28)	(6.20)
Net gain/(loss) on investments, net of non-controlling interests	8.59	8.44	7.34	2.41	11.68	13.39	13.40	10.78	10.08
Net income/(loss)	3.89	5.26	(0.28)	0.93	3.78	7.22	7.22	3.73	5.13
Net asset value, September 30, 2010	$100.69	$103.03	$91.15	$93.18	$117.55	$134.71	$134.71	$105.22	$107.61

Ratios to average net assets (3)
Net investment gain/(loss)	-6.50%	-4.31%	-11.30%	-2.15%	-9.54%	-6.58%	-6.58%	-9.54%	-6.58%
Expenses before incentive fees	5.54%	3.35%	15.59%	6.45%	8.51%	5.55%	5.55%	8.51%	5.55%
Expenses after incentive fees	8.56%	6.37%	15.59%	6.45%	11.20%	8.24%	8.24%	11.20%	8.24%
Total return before incentive fees (2)	8.35%	9.65%	0.34%	0.05%	3.77%	7.40%	12.11%	10.71%	11.33%
Total return after incentive fees (2)	6.09%	7.39%	0.34%	0.05%	1.75%	5.39%	10.10%	8.70%	9.31%

	Frontier Masters		Balanced					Campbell/Graham/Tiverton
	Class 1	Class 2	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2009	$94.46	$95.37	$118.54	$105.50	$139.01	$117.60	$117.60	$104.65	$121.10
Net operating results:
Interest income	1.42	1.44	0.12	0.10	0.14	0.12	0.12	0.00	0.00
Expenses	(5.61)	(4.02)	(7.06)	(6.24)	(5.21)	(4.39)	(4.43)	(5.10)	(3.31)
Net gain/(loss) on investments, net of non-controlling interests	9.12	8.89	15.51	13.06	18.52	14.83	14.85	6.07	7.21
Net income/(loss)	4.93	6.31	8.57	6.92	13.45	10.56	10.54	0.97	3.90
Net asset value, September 30, 2010	$99.39	$101.68	$127.11	$112.42	$152.46	$128.16	$128.14	$105.62	$125.00

Ratios to average net assets (3)
Net investment gain/(loss)	-5.96%	-3.61%	-7.80%	-7.80%	-4.80%	-4.80%	-4.80%	-6.74%	-3.74%
Expenses before incentive fees	7.27%	4.92%	4.08%	4.08%	1.07%	1.07%	1.07%	6.74%	3.74%
Expenses after incentive fees	7.99%	5.63%	7.93%	7.93%	4.93%	4.93%	4.93%	6.74%	3.74%
Total return before incentive fees (2)	8.41%	6.89%	9.85%	7.00%	11.97%	11.54%	15.24%	0.59%	2.37%
Total return after incentive fees (2)	7.87%	6.36%	6.97%	4.12%	9.09%	8.66%	12.36%	0.59%	2.37%

	Currency		Long Only		Managed Futures Index		Winton		Winton/Graham
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2009	$78.00	$91.34	$83.59	$90.30	$112.54	$121.28	$117.57	$130.10	$110.06	$128.39
Net operating results:
Interest income	0.61	0.73	1.23	1.33	0.56	0.60	0.40	0.45	0.39	0.47
Expenses	(3.04)	(1.51)	(2.24)	(1.15)	(3.94)	(2.46)	(5.77)	(3.37)	(5.77)	(3.92)
Net gain/(loss) on investments, net of non-controlling interests	5.34	6.33	0.26	0.36	5.40	5.90	18.11	20.30	9.22	10.95
Net income/(loss)	2.91	5.55	(0.75)	0.54	2.02	4.04	12.74	17.38	3.84	7.50
Net asset value, September 30, 2010	$80.91	$96.89	$82.84	$90.84	$114.56	$125.32	$130.31	$147.48	$113.90	$135.89

Ratios to average net assets (3)
Net investment gain/(loss)	-4.08%	-1.08%	-1.71%	0.29%	-4.04%	-2.04%	-5.85%	-2.84%	-6.60%	-3.59%
Expenses before incentive fees	5.10%	2.10%	3.78%	1.78%	4.70%	2.70%	6.13%	3.13%	6.85%	3.85%
Expenses after incentive fees	5.10%	2.10%	3.78%	1.78%	4.70%	2.70%	6.28%	3.28%	7.08%	4.08%
Total return before incentive fees (2)	3.82%	0.93%	-1.73%	-1.17%	1.74%	2.47%	10.43%	12.57%	3.46%	5.89%
Total return after incentive fees (2)	3.82%	0.93%	-1.73%	-1.17%	1.74%	2.47%	10.32%	12.45%	3.29%	5.72%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period.

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

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). It does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of September 30, 2010 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. For the three and nine months ended September 30, 2010, the approximate monthly averages of futures contracts bought and sold for the Trust is outlined as follows:

For The Three Months Ended September 30, 2010

	Bought	Sold
Balanced Series	88,000	61,400
Campbell/Graham/Tiverton Series	7,500	300
Currency Series	900	7,600
Winton/Graham Series	12,900	3,300

For The Nine Months Ended September 30, 2010

	Bought	Sold
Frontier Diversified Series	7,000	1,300
Frontier Long/Short Series	168,700	115,000
Balanced Series	41,100	43,700
Campbell/Graham/Tiverton Series	9,200	3,700
Currency Series	2,000	22,500
Winton/Graham Series	27,000	4,800

The following tables summarize the trading revenues for the three and nine month periods ending September 30, 2010 and 2009 approximately by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2010 (1)

	Frontier Diversified	Frontier Long/Short
Type of contract	Series	Series	Balanced Series

Metals	$—	$—	$1,826,578
Currencies	—	—	(879,563)
Energies	—	—	(57,684)
Agriculturals	—	—	(2,799,191)
Interest rates	—	—	3,352,486
Stock indices	—	—	(114,403)

Realized trading income/(loss)(2)	$—	$—	$1,328,223

	Campbell/Graham/		Winton/Graham
Type of contract	Tiverton Series	Currency Series	Series

Metals	$(20,516)	$—	$(2,144,350)
Currencies	(222,962)	(40,159)	799,427
Energies	175,842	—	(2,896,534)
Agriculturals	805,625	—	458,966
Interest rates	1,596,763	—	4,417,972
Stock indices	(876,524)	—	(820,379)

Realized trading income/(loss)(2)	$1,458,228	$(40,159)	$(184,898)

Realized Trading Revenue from Futures, Forwards and Options

for the Nine Months Ended September 30, 2010 (1)

	Frontier Diversified	Frontier Long/Short
Type of contract	Series	Series	Balanced Series

Metals	$906,825	$334,220	$6,029,404
Currencies	224,610	619,216	(2,538,024)
Energies	(725,644)	(32,272,413)	(1,713,891)
Agriculturals	(1,060,508)	6,407,717	(5,896,681)
Interest rates	1,444,587	(497,654)	8,164,682
Stock indices	(730,345)	1,379,261	(1,831,411)

Realized trading income/(loss)(2)	$59,525	$(24,029,653)	$2,214,079

	Campbell/Graham/		Winton/Graham
Type of contract	Tiverton Series	Currency Series	Series

Metals	$(925,921)	$—	$(2,420,250)
Currencies	(655,992)	252,605	1,267,073
Energies	(237,740)	—	(4,164,199)
Agriculturals	1,023,799	—	(340,462)
Interest rates	5,138,272	—	8,619,172
Stock indices	(1,805,789)	—	(3,484,734)

Realized trading income/(loss)(2)	$2,536,629	$252,605	$(523,400)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2010 (1)

Type of contract	Frontier Diversified Series	Frontier Long/Short Series	Balanced Series

Metals	$—	$—	$3,968,524
Currencies	—	—	(1,051,243)
Energies	—	—	1,545,326
Agriculturals	—	—	3,905,423
Interest rates	—	—	2,179,192
Stock indices	—	—	2,589,632

Unrealized trading income/(loss)(3)	$—	$—	$13,136,854

Type of contract	Campbell/Graham/ Tiverton Series	Currency Series	Winton/Graham Series

Metals	$(566,954)	$—	$18,081
Currencies	243,759	29,630	227,696
Energies	530,812	—	685,325
Agriculturals	563,214	—	556,392
Interest rates	876,598	—	816,553
Stock indices	665,022	—	349,222

Unrealized trading income/(loss)(3)	$2,312,451	$29,630	$2,653,269

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2010 (1)

Type of contract	Frontier Diversified Series	Frontier Long/Short Series	Balanced Series

Metals	$(1,808,138)	$282,667	$1,915,145
Currencies	842,676	(69,820)	(1,361,164)
Energies	(4,250)	24,029,704	2,220,363
Agriculturals	(390,911)	(5,585,339)	3,707,526
Interest rates	883,518	(201,571)	7,511,701
Stock indices	(227,989)	31,629	(385,298)

Unrealized trading income/(loss)(3)	$(705,094)	$18,487,270	$13,608,273

Type of contract	Campbell/Graham/ Tiverton Series	Currency Series	Winton/Graham Series

Metals	$(1,051,250)	$—	$(656,657)
Currencies	373,048	43,722	1,327,174
Energies	540,959	—	297,169
Agriculturals	4,876	—	23,651
Interest rates	1,237,112	—	484,966
Stock indices	1,011,083	—	(55,181)

Unrealized trading income/(loss)(3)	$2,115,828	$43,722	$1,421,122

(1)	The Frontier Diversified Series, Frontier Masters Series, Campbell/Graham/Tiverton Series, Managed Futures Index Series and Winton Series participate in trading activities through equity in earnings/(loss) from trading companies. The Dynamic Series and Long Only Commodity Series participates in trading activities through realized gain/(loss) on swap contracts. Long/Short Series deconsolidated Frontier Trading Company VII, LLC as of January 31, 2010. The Frontier Diversified Series deconsolidated Beach Horizon Trading Company - Horizon Program, LLC as of June 21, 2010. The Balanced Series deconsolidated Cantab Trading Company - Aristarchus Program, LLC as of September 1, 2010, QIM Trading Company - Global Program, LLC as of September 29, 2010, Tiverton Trading Company - Discretionary Program, LLC as of June 2, 2010, Winton Trading Company - Diversified Program, LLC as of July 22, 2010, Frontier Trading Company XIV, LLC as of January 25, 2010 and Frontier Trading Company VI, LLC as of March 19, 2010. The Campbell/Graham/Tiverton Series consolidated Frontier Trading Company VI, LLC on March 19, 2010 and thereafter. The Long/Short Series participate in trading activities through equity in earnings(loss) from the aforementioned deconsolidated trading companies.
(2)	In the Statements of Operations under Net realized gain(loss) on futures and forwards.
(3)	In the Statements of Operations under Net change in open trade equity.

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2009 (1)

Type of contract	Frontier Long/Short Series	Balanced Series	Currency Series	Winton/Graham Series

Metals	$3,712,916	$412,579	$—	$557,289
Currencies	271,636	(171,014)	(103,475)	(367,998)
Energies	46,822,429	(680,213)		(968,939)
Agriculturals	2,183,737	(174,313)		425,314
Interest rates	(141,718)	(1,271,066)		(1,479,451)
Stock indices	457,171	1,710,455		5,976,507

Realized trading income/(loss)(2)	$53,306,171	$(173,572)	$(103,475)	$4,142,722

Realized Trading Revenue from Futures, Forwards and Options for the Nine Months Ended September 30, 2009 (1)

Type of contract	Frontier Dynamic Series	Frontier Long/Short Series	Balanced Series	Campbell/Graham/ Tiverton Series

Metals	$—	$14,703,688	$(15,145,761)	$(523,662)
Currencies	15	1,327,231	5,263,619	1,073,618
Energies	—	17,716,577	(15,384,679)	(185,872)
Agriculturals	—	5,083,309	10,551,983	(1,331,375)
Interest rates	—	269,751	(27,683,526)	(249,380)
Stock indices	—	2,522,627	50,231,587	(400,807)

Realized trading income/(loss)(2)	$15	$41,623,183	$7,833,223	$(1,617,478)

Type of contract	Currency Series	Winton Series	Winton/Graham Series

Metals	$—	$(349,440)	$336,567
Currencies	(190,562)	(2,603,191)	446,430
Energies	—	(447,390)	(1,592,428)
Agriculturals	—	(12,665)	(599,144)
Interest rates	—	(558,286)	(2,399,818)
Stock indices	—	(714,027)	8,400,708

Realized trading income/(loss)(2)	$(190,562)	$(4,684,999)	$4,592,315

(1)	The Frontier Diversified Series, Frontier Masters Series and Managed Futures Index Series participate in trading activities through equity in earnings/(loss) from trading companies. The Long Only Commodity Series participates in trading activities through realized gain/(loss) on swap contracts. Campbell/Graham/Tiverton Series deconsolidated Frontier Trading Company V LLC as of April 23, 2009, and thereafter participates in trading activities through equity in earnings/(loss) from trading companies. Winton Series deconsolidated Frontier Trading Company II LLC as of May 28, 2009, and thereafter participates in trading activities through equity in earnings/(loss) from Frontier Trading Company II LLC.
(2)	In the Statements of Operations under Net realized gain/(loss) on futures and forwards.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2009 (1)

Type of contract	Frontier Long/Short Series	Balanced Series	Currency Series	Winton/Graham Series

Metals	$(2,321,541)	$5,088,525	$—	$39,998
Currencies	124,871	1,396,165	32,902	1,337,836
Energies	(46,210,400)	(438,636)	—	(51,500)
Agriculturals	(3,205,966)	2,452,611	—	423,249
Interest rates	(51,203)	3,137,589	—	490,810
Stock indices	504,104	(141,171)	—	(253,042)

Unrealized trading income/(loss)(2)	$(51,160,135)	$11,495,083	$32,902	$1,987,351

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2009 (1)

Type of contract	Frontier Long/Short Series	Balanced Series	Campbell/Graham/ Tiverton Series

Metals	$(15,266,759)	$(1,313,660)	$86,477
Currencies	(141,274)	(2,502,114)	(970,417)
Energies	(4,420,641)	(364,540)	121,454
Agriculturals	(1,321,448)	1,497,641	(150,188)
Interest rates	117,652	344,151	246,961
Stock indices	385,273	757,903	(94,518)

Unrealized trading income/(loss)(2)	$(20,647,197)	$(1,580,619)	$(760,231)

Type of contract	Currency Series	Winton Series	Winton/Graham Series

Metals	$—	$(2,294,483)	$(16,595)
Currencies	7,757	1,977,629	1,780,673
Energies	—	(60,860)	(119,397)
Agriculturals	—	1,048,578	468,525
Interest rates	—	(4,484,327)	288,675
Stock indices	—	204,656	(168,665)

Unrealized trading income/(loss)(2)	$7,757	$(3,608,807)	$2,233,216

(1)	The Frontier Diversified Series, Frontier Masters Series and Managed Futures Index Series participate in trading activities through equity in earnings/(loss) from trading companies. The Long Only Commodity Series participates in trading activities through realized gain/(loss) on swap contracts. Campbell/Graham/Tiverton Series deconsolidated Frontier Trading Company V LLC as of April 23, 2009, and thereafter participates in trading activities through equity in earnings/(loss) from trading companies. Winton Series deconsolidated Frontier Trading Company II LLC as of May 28, 2009, and thereafter participates in trading activities through equity in earnings/(loss) from Frontier Trading Company II LLC.
(2)	In the Statements of Operations under Net change in open trade equity.

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

Overview

The Frontier Fund (the “Trust”), is a Delaware statutory trust formed on August 8, 2003. The Trust is a multi-advisor commodity pool, as described in CFTC Regulation § 4.10(d)(2). The Trust is authorized to issue multiple series (“Series”) of Units (the “Units”), pursuant to the requirements of the Trust Act. The assets of each Series are held and accounted for in separate and distinct records separately from the assets of other Series. The Trust is managed by Equinox Fund Management LLC (the “Managing Owner”), and its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances).

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

As of September 30, 2010 the Trust had eleven separate Series of Units issued and outstanding: the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Campbell/Graham/Tiverton Series, Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series. Each Series of Units has between three and six separate classes issued and/or outstanding—Class 1, Class 2, Class 3, Class 1a, Class 2a, and Class 3a.

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

Each Series allocates funds to a Trading Company, or Trading Companies, which allocate all of their daily trading profits or losses to the Series in proportion to each Series’ funds allocated to the Trading Company, adjusted on a daily basis. As of September 30, 2010, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Trading Companies.

Interest Income—Aggregate interest income from all sources, including assets held at clearing brokers, up to two percentage points of the aggregate percentage yield based on each Series NAV (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Campbell/Graham/Tiverton Series, Currency Series, Winton Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series (Class 1a, Class 2a and Class 3a only), Long Only Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. All interest not paid to the Managing Owner is interest income to the Series.

U.S. Treasury Securities, Custom Time Deposits and certain demand deposits are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Interest income from demand deposits segregated by Series is allocated to the respective Series in proportion to their daily NAV.

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

Custom Time Deposits

Custom time deposits are allocated to each Series based on the Series’ percentage ownership in the pooled cash management assets as of the reporting date. The Trust values the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.44 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to fair value measurements under ASC 820.

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

A portion of each Trading Company’s assets (“receivable from futures commission merchants”) is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At September 30, 2010, cash deposited at the clearing brokers was $81,637,792 for the Balanced Series, $9,488,128 for the Campbell/Graham/Tiverton Series, $704,694 for the Currency Series and $12,460,152 for the Winton/Graham Series. At December 31, 2009, cash deposited at the clearing brokers was $23,781,708 for the Frontier Long/Short Commodity Series, $71,161,299 for the Balanced Series, $489,483 for the Currency Series and $13,010,250 for the Winton/Graham Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each week. Currently, this amount is estimated to be 0.20%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the United States, or by a person controlled by or supervised by and acting as an instrumentality of the government of the United States pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Campbell/Graham/Tiverton Series, Currency Series, Winton Series, and Winton/Graham Series. For the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series (Class 1 a and Class 2a only), Long Only Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 20% of the Trust’s assets are expected to be committed as required margin for futures contracts and forward and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 5% to 12% of the Trust’s assets are expected to be deposited with over-the- counter counterparties in order to initiate and maintain swap style options and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held in either U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 68% to 85% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds, and custom time deposits. As of September 30, 2010, total cash and cash equivalents and custom time deposits held at banking institutions were $83,389,107 for the Frontier Diversified Series, $16,499,364 for the Frontier Dynamic Series, $48,048,975 for the Frontier Long/Short Commodity Series, $13,657,725 for the Frontier Masters Series $161,911,824 for the Balanced Series, $44,174,904 for the Campbell/Graham/Tiverton Series, $12,060,178 for the Currency Series, $2,856,145 for the Long Only Commodity Series, $3,975,590 for the Managed Futures Index Series, $44,010,237 for the Winton Series and $38,629,047 for the Winton/Graham Series. As of December 31, 2009, total cash and cash equivalents and custom time deposits held at banking institutions were $47,895,580 for the Frontier Diversified Series, $15,802,320 for the Frontier Dynamic Series, $37,789,611 for the Frontier Long/Short Commodity Series, $22,701,439 for the Frontier Masters Series, $182,088,771 for the Balanced Series, $42,271,337 for the Campbell/Graham/Tiverton Series, $14,473,172 for the Currency Series, $3,515,966 for the Long Only Commodity Series, $2,397,492 for the Managed Futures Index Series, $40,520,486 for the Winton Series and $43,718,386 for the Winton/Graham Series.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009.

Frontier Diversified Series

The Frontier Diversified Series – Class 1 NAV gained 3.3% and 0.9%, respectively, for the three months ended September 30, 2010 and 2009, net of fees and expenses; the Frontier Diversified Series – Class 2 NAV gained 3.7% and 1.3%, respectively for the three months ended September 30, 2010 and 2009, net of fees and expenses.

For the three months ended September 30, 2010, the Frontier Diversified Series recorded net gain on investments of $7,158,422, net interest of $646,659, and total expenses of $2,794,759, resulting in a net increase in Owners’ capital from operations of $5,010,322. The Frontier Diversified Series began trading operations on September 9, 2009. For the three months ended September 30, 2009, the Frontier Diversified Series recorded a net gain on investments of $416,034, net interest of $173,574, and total expenses of $440,859, resulting in a net decrease in Owners’ capital from operations of $148,749.

Please see additional discussion under “Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009 – Frontier Diversified Series.”

Frontier Dynamic Series

The Frontier Dynamic Series – Class 1 NAV gained 1.5% and lost 0.5%, respectively, for the three months ended September 30, 2010 and 2009, net of fees and expenses; the Frontier Dynamic Series – Class 2 NAV gained 2.0% and lost 0.1%, respectively for the three months ended September 30, 2010 and 2009, net of fees and expenses.

For the three months ended September 30, 2010, the Frontier Dynamic Series recorded net gain on investments of $107,701, net interest of $116,249, and total expenses of $197,186, resulting in a net increase in Owners’ capital from operations of $26,764. The Frontier Diversified Series began trading operations on September 9, 2009. For the period ended September 30, 2009 the Frontier Dynamic Series recorded a net gain on investments of $63,150, net interest of $129,833, and total expenses of $194,841, resulting in a net decrease in Owners’ capital from operations of $1,858.

Please see additional discussion under “Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009 – Frontier Dynamic Series.”

Frontier Long/Short Commodity Series

The Frontier Long/Short Commodity Series – Class 1 NAV gained 9.6% and 1.0%, respectively, for the three months ended September 30, 2010 and 2009, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2 NAV gained 10.4% and 1.7%, respectively, for the three months ended September 30, 2010 and 2009, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 NAV gained 10.4% and 1.7%, respectively for the three month period ended September 30, 2010 and 2009, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 1a NAV gained 9.5% and 1.1%, respectively, for the three month period ended September 30, 2010 and 2009, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a NAV gained 10.0% and 1.5%, respectively, for the three month period ended September 30, 2010 and 2009, net of fees and expenses.

For the three months ended September 30, 2010, the Frontier Long/Short Commodity Series recorded net gain on investments of $7,893,906, net interest of $322,967, and total expenses of $1,903,890, resulting in a net increase in Owners’ capital from operations of $6,312,983. For the three months ended September 30, 2009, the Frontier Long/Short Commodity Series recorded net gain on investments of $1,658,892, net interest of $292,640, and total expenses of $1,591,462, resulting in a net increase in Owners’ capital from operations of $784,707 after non-controlling interests of $424,637.

Please see additional discussion under “Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009 – Frontier Long/Short Commodity Series.”

Frontier Masters Series

The Frontier Masters Series – Class 1 NAV gained 6.1% and 0.4%, respectively, for the three months ended September 30, 2010 and 2009, net of fees and expenses; the Frontier Masters Series – Class 2 NAV gained 6.6% and 0.8%, respectively for the three months ended September 30, 2010 and 2009, net of fees and expenses.

For the three months ended September 30, 2010, the Frontier Masters Series recorded net gain on investments of $4,601,601, net interest of $296,656, and total expenses of $1,206,304, resulting in a net increase in Owners’ capital from operations of $3,691,953. The Frontier Masters Series began trading operations on September 9, 2009. For the period ended September 30, 2009 the Frontier Masters Series recorded a net gain on investments of $265,945, net interest of $127,057, and total expenses of $310,137, resulting in a net increase in Owners’ capital from operations of $82,865.

Please see additional discussion under “Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009 – Frontier Masters Series.”

Balanced Series

The Balanced Series – Class 1 NAV gained 5.1% and 1.1%, respectively, for the three months ended September 30, 2010 and 2009, net of fees and expenses; the Balanced Series – Class 1a NAV gained 4.9% and 1.0%, respectively, for the three months ended September 30, 2010 and 2009, net of fees and expenses; the Balanced Series – Class 2 NAV gained 5.9% and 1.9%, respectively, for the three months ended September 30, 2010 and 2009, net of fees and expenses; the Balanced Series – Class 2a NAV gained 5.7% and 1.8%, respectively, for the three months ended September 30, 2010 and 2009, net of fees and expenses; the Balanced Series – Class 3a NAV gained 5.7% and 1.8% for the three months ended September 30, 2010 and 2009, respectively, net of fees and expenses.

For the three months ended September 30, 2010, the Balanced Series recorded net gain on investments of $31,652,538, net interest of $68,974, and total expenses of $7,856,716, resulting in a net increase in Owners’ capital from operations of $18,815,391 after non-controlling interests of ($5,049,405). For the three months ended September 30, 2009, the Balanced Series recorded net gain on investments of $11,975,473, net interest of $304,459, and total expenses of $4,649,750, resulting in a net increase in Owners’ capital from operations of $5,151,354 after non-controlling interests of ($2,478,828).

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

Please see additional discussion under “Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009 – Balanced Series.”

Campbell/Graham/Tiverton Series

The Campbell/Graham/Tiverton Series – Class 1 NAV gained 4.8% and 3.2%, respectively, for the three months ended September 30, 2010 and 2009, net of fees and expenses; the Campbell/Graham/Tiverton Series – Class 2 NAV gained 5.6% and lost 4.0%, respectively for the three months ended September 30, 2010 and 2009, net of fees and expenses.

For the three months ended September 30, 2010, the Campbell/Graham/Tiverton Series recorded net gain on investments of $5,546,389, net interest of $2,477, and total expenses of $1,148,905, resulting in a net increase in Owners’ capital from operations of $3,354,806 after non-controlling interests of ($1,045,155). For the three months ended September 30, 2009, the Campbell/Graham/Tiverton Series recorded net gain on investments of $4,010,009, net interest of $70,057, and total expenses of $1,434,966, resulting in a net increase in Owners’ capital from operations of $2,645,100.

Please see additional discussion under “Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009 – Campbell/Graham/Tiverton Series.”

Currency Series

The Currency Series – Class 1 NAV gained 1.1% and lost 4.5%, respectively, for the three months ended September 30, 2010 and 2009, net of fees and expenses; the Currency Series – Class 2 NAV gained 1.9% and lost 3.7%, respectively for the three months ended September 30, 2010 and 2009, net of fees and expenses.

For the three months ended September 30, 2010, the Currency Series recorded net gain on investments of $181,704, net interest of $29,500, and total expenses of $119,603, resulting in a net increase in Owners’ capital from operations of $91,601. For the three months ended September 30, 2009, the Currency Series recorded net loss on investments of $434,040, net interest of $21,513, and total expenses of $142,910, resulting in a net decrease in Owners’ capital from operations of $555,437.

All commodity interest positions of the Currency Series during 2010 were within the Currencies sector.

Please see additional discussion under “Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009 – Currency Series.”

Long Only Commodity Series

The Long Only Commodity Series – Class 1 NAV gained 10.1% and 3.1%, respectively, for the three months ended September 30, 2010 and 2009, net of fees and expenses; the Long Only Commodity Series – Class 2 NAV gained 10.7% and 3.4% respectively, for the three months ended September 30, 2010 and 2009, net of fees and expenses.

For the three months ended September 30, 2010, the Long Only Commodity Series recorded net gain on investments of $389,776, net interest of $19,768, and total expenses of $32,769, resulting in a net increase in Owners’ capital from operations of $376,775. For the three months ended September 30, 2009, the Long Only Commodity Series recorded net gain on investments of $156,775, net interest of $19,060, and total expenses of $36,738, resulting in a net increase in Owners’ capital from operations of $139,097.

Please see additional discussion under “Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009 – Long Only Commodity Series.”

Managed Futures Index Series

The Managed Futures Index Series – Class 1 NAV lost 0.4% and 2.5%, respectively, for the three months ended September 30, 2010 and 2009, respectively, net of fees and expenses; the Managed Futures Index Series – Class 2 NAV gained 0.1% and lost 2.1%, respectively, for the three months ended September 30, 2010 and 2009, net of fees and expenses.

For the three months ended September 30, 2010, the Managed Futures Index Series recorded a net gain on investments of $29,166, net interest of $11,074, and total expenses of $46,196, resulting in a net decrease in Owners’ capital from operations of $5,956. For the three months ended September 30, 2009, the Managed Futures Index Series recorded a net loss on investments of $82,380, net interest of $19,088, and total expenses of $37,872, resulting in a net decrease in Owners’ capital from operations of $101,164.

Please see additional discussion under “Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009 – Managed Futures Index Series.”

Winton Series

The Winton Series – Class 1 NAV gained 2.7% and 0.6%, respectively, for the three months ended September 30, 2010 and 2009, net of fees and expenses; the Winton Series – Class 2 NAV gained 3.5% and 1.3%, respectively, for the three months ended September 30, 2010 and 2009, net of fees and expenses.

For the three months ended September 30, 2010, the Winton Series recorded net gain on investments of $2,426,391, net interest of $98,828, and total expenses of $882,970, resulting in a net increase in Owners’ capital from operations of $1,642,249. For the three months ended September 30, 2009, the Winton Series recorded net gain on investments of $1,155,872, net interest of $53,124, and total expenses of $792,105, resulting in a net increase in Owners’ capital from operations of $416,891.

Please see additional discussion under “Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009 – Winton Series.”

Winton/Graham Series

The Winton/Graham Series – Class 1 NAV gained 2.9% and 4.2%, respectively, for the three months ended September 30, 2010 and 2009 net of fees and expenses; the Winton/Graham Series – Class 2 NAV gained 3.7% and 5.0%, respectively for the three months ended September 30, 2010 and 2009, net of fees and expenses.

For the three months ended September 30, 2010, the Winton/Graham Series recorded net gain on investments of $3,706,234, net interest of $69,885, and total expenses of $992,906, resulting in a net increase in Owners’ capital from operations of $1,699,715 after non-controlling interests of ($1,083,498). For the three months ended September 30, 2009, the Winton/Graham Series recorded net gain on investments of $6,524,420, net interest of $55,724, and total expenses of $1,140,280, resulting in a net increase in Owners’ capital from operations of $2,657,692 after non-controlling interests of ($2,782,172).

Please see additional discussion under “Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009 – Winton/Graham Series.”

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009.

Market Conditions for Nine Months Ended September 30, 2010

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

Energy

Crude oil futures for September delivery finished higher by 2.3% settling at $86.15/bbl. Gasoline and heating oil futures also strengthened, up 4.3% and 5.7%, respectively, for the month. Natural gas continued to drop in April, finishing down 1.1%.

Metals

Uncertainty over the Euro contributed to the increase in gold prices in April, as investors turned to precious metals as an alternative vehicle to currencies. Gold futures for September delivery finished up 5.9% at $1,180/oz. Silver, platinum and palladium futures strengthened as well, finishing up 6.2%, 6.0% and 15.8%, respectively, for the month.

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

Energy

Fresh doubts about the prospects for economic recovery in the U.S., the world's biggest oil consumer, contributed to the drop in crude oil futures prices in May. Crude oil futures for July delivery finished lower by 16.3% settling at $74.44/bbl for the month. Gasoline and heating oil futures also weakened, down 15.6% and 14.3%, respectively. Natural gas strengthened in May, up 7.2%.

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

June 2010

Interest Rates

U.S. and German interest rate futures, across the curve, finished higher in September. Even if the worst of the recent financial-market turmoil tied to Europe’s sovereign-debt crisis appears to have passed, there are still reasons to be concerned. The International Monetary Fund (“IMF”) said in an update of its World Economic Outlook that downside risks to the global economy had risen sharply and that “the new forecasts hinge on implementation of policies to rebuild confidence and stability, particularly in the euro area.” Since May 2010, the European Central Bank has purchased nearly $76 billion in government debt of Greece and other vulnerable countries. The government-debt purchase program has been controversial in Europe, particularly in Germany, where the practice fuels fears of a loss of central-bank independence and increases in the money supply, which could lead to inflation.

Currencies

The U.S. Dollar index dropped slightly in September, down 0.7% for the month. The Euro weakened against the U.S. Dollar, down 0.6% for the month. The Australian and Canadian Dollars also weakened against their U.S. counterpart, down 0.6% and 1.8%, respectively. The British Pound, the Swiss Franc and the Japanese Yen strengthened against the U.S. Dollar, up 2.8%, 7.2% and 3.2% for the month.

Stock Indices

Most of the major U.S. and European stock indices finished lower in September. The DJIA, the S&P 500 Index and the NASDAQ Composite Index dropped by 3.6%, 5.4% and -6.5%, respectively, for the month. In Europe, FTSE index futures fell 6.2%, CAC-40 futures finished lower by 3.1% and DAX index futures finished down 1.1%.

Energy

Crude oil futures for August delivery finished up 0.6%, settling at $75.63/bbl for the month. Gasoline and natural gas futures also strengthened, up 1.5% and 4.7%, respectively. Heating oil futures dropped in September, down 0.5%.

Metals

Gold futures for August delivery strengthened, up 2.5%, finishing at $1246/oz for the month. Silver futures also strengthened, finishing up 1.3%. Platinum and palladium futures weakened, finishing down 1.2% and 4.1%, respectively, in September.

Agriculturals

Rough rice futures continued its downward path, finishing lower by 17.0% in September. Since mid-December 2009, rough rice futures have dropped nearly 41%. Coffee futures saw a mid-September surge to sharply higher levels, up 22.1% for the month. Lumber continued to drop in September, finishing down 11.6%.

July 2010

Interest Rates

U.S. interest rate futures, across the curve, continued climbing to finish higher in July. Demand in all areas of the bond market is strong and it seems to be signaling economic fear despite the stock market’s summer rally. Economic data is showing that the one-year-old recovery from the worst recession in decades is losing momentum. The unemployment rate remains painfully high. Since February 2009 the jobless rate has climbed from 8.1% to 9.5% and the private industry has shed two million jobs. Employers still don’t seem confident enough to add new workers. A record 6.7 million Americans have now been out of work for at least six months and, 18 months after the $862 billion stimulus bill passed in 2009, there are still five job seekers for every job opening. In less than two years, federal spending has increased dramatically and the national debt has skyrocketed from $9.3 trillion to $13.3 trillion.

Currencies

The U.S. Dollar index continued to drop in July, down 5.2% for the month. The Euro strengthened against the U.S. Dollar, up 6.7% for the month. The British Pound, the Swiss Franc and the Japanese Yen also strengthened against the U.S Dollar, up 5.0%, 3.5% and 2.3%, respectively, for the month. The Australian and Canadian Dollars also gained against their U.S. counterpart, up 7.6% and 3.3%, respectively.

Stock Indices

Most of the major U.S. and European stock indices finished higher in July. DJIA, the S&P 500 Index and the NASDAQ Composite Index gained 7.1%, 6.9% and 6.9%, respectively, for the month. In Europe, FTSE index futures finished up 9.2%, CAC-40 futures finished up 7.6% and DAX index futures gained 4.4%.

Energy

Crude oil futures for September delivery finished up 3.7%, settling at $78.95/bbl for the month. Gasoline, heating oil and natural gas futures also strengthened, up 3.4%, 2.2% and 5.8%, respectively.

Metals

Gold and silver futures dropped in July, finishing lower by 5.3% and 3.8%, respectively. Platinum, palladium and copper futures strengthened, up 2.6%, 12.5%, 12.2%, respectively, for the month.

Agriculturals

Wheat futures surged to sharply higher levels in July, up 37.7% for the month, which would suggests a world in panic over supplies of the grain. Although there has been no significant surge in export demand for U.S. wheat, the worst Russian drought in 130 years could cut into supplies from the world’s third largest exporter. Rough rice futures reversed its downward path, finishing up 9.0% in July. Corn and the soybean complex finished higher in July.

August 2010

Interest Rates

U.S. and European interest rate futures, across the curve, continued climbing to finish higher in August. Recent U.S. data suggests that economic activity has slowed down and that the one-year-old recovery from the worst recession in decades is losing momentum. The unemployment rate remains painfully high and employers still do not seem confident enough to add new workers.

Currencies

The U.S. Dollar index finished higher by 2.0% in August. The Euro and The British Pound weakened against the U.S. Dollar, down 2.9% and 2.2%, respectively, for the month. The Japanese Yen and the Swiss Franc strengthened against the U.S. Dollar, up 2.7% and 2.6%, respectively, for the month. The Australian and Canadian Dollars weakened against their U.S. counterpart, down 1.5% and 3.4%, respectively in August.

Stock Indices

Most of the major U.S. and European stock indices finished lower in August. The DJIA, the S&P 500 Index and the NASDAQ Composite Index weakened by 4.3%, 4.7% and 6.2%, respectively, for the month. In Europe, FTSE index futures finished down 0.8%, CAC-40 futures weakened by 4.5% and DAX index futures finished lower by 4.2%.

Energy

Crude oil futures for October delivery finished down 9.4%, settling at $71.92/bbl for the month. Gasoline, heating oil and natural gas futures also weakened, down 8.2%, 5.8% and 22.6%, respectively in August.

Metals

Gold and silver futures strengthened in August, finishing up 5.6% and 7.6%, respectively. Platinum futures weakened, down 3.4% for August. Palladium futures finished the month nearly unchanged.

Agriculturals

Corn continued to climb in August, up 8.0% for the month. Cotton futures also strengthened, finishing the month up 9.4%. Cocoa futures weakened, finishing down 12.3%.

September 2010

Interest Rates

Short and mid-term U.S. interest rate futures continued climbing to finish higher in September, while long-term U.S. interest rates finished lower. Recent U.S. data indicates that the pace of the economic recovery has slowed in recent months. Household spending remains constrained by high unemployment, modest income growth, lower housing wealth, and tight credit. In Europe, German interest rate futures, across the curve, finished the month down.

Currencies

The U.S. Dollar index dropped by 5.4% in September. The Euro and The British Pound strengthened against the U.S. Dollar, finishing up 7.5% and 2.4%, respectively, for the month. The Australian and Canadian Dollars also strengthened against their U.S. counterpart, up 8.6% and 3.5%, respectively in September.

Stock Indices

Most of the major U.S. and European stock indices finished higher in September. The DJIA, the S&P 500 Index and the NASDAQ Composite Index strengthened by 7.7%, 8.8% and 12.0%, respectively, for the month. In Europe, FTSE index futures finished up 6.5%, CAC-40 futures strengthened by 7.0& and DAX index futures finished up 5.5%.

Energy

Crude oil futures for November delivery finished up 8.7%, settling at $79.97/bbl for the month. Gasoline and heating oil futures also strengthened, finishing at 9.4% and 12.5%, respectively, in September. Natural gas futures continued to weaken, down 6.7% in September.

Metals

Most precious metals futures strengthened in September. Gold and silver futures finished up 4.7% and 12.3%, respectively. Platinum, palladium and copper futures also finished up, 8.5%, 13.8% and 8.4%, respectively.

Agriculturals

Rough rice and corn futures continued their climb since July this year, up 10.8% and 12.9%, respectively, in September. Cotton futures climbed as well fueled by increased demand from China and expected poor harvests that will keep the global supply tight, up 18.2% for the month. Sugar futures have also seen dramatic increase in prices during the last few months, up 21.5% for September.

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

March 2009

Interest Rates

The FOMC decided on March 18th to maintain the target range for the federal funds rate at 0% to 0.25%, and anticipates that the weak economic conditions are likely to warrant exceptionally low levels of the federal funds rate for an extended period of time. To support the mortgage lending and housing markets, the FOMC decided to increase the size of the Federal Reserve’s balance sheet further by purchasing an additional $750 billion of agency mortgage-backed securities, bringing its total purchases of these securities to up to $1.25 trillion this year. In addition, the Committee decided to increase its purchases of agency debt this year to a total of $200 billion and to purchase up to $300 billion of longer-term Treasury securities over the next nine months. U.S. interest rate futures, as well as European interest rate futures, finished higher for the month.

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

Metals

Gold futures for September delivery finished the month down 2.1% settling at $925/oz. Silver futures also finished lower for the month, down 1.0%. Platinum, palladium and copper futures finished higher in March, up 3.6%, 11.8% and 19.9% respectively.

Agriculturals

Corn and soybean futures for May delivery strengthened in March, finishing up 12.7% and 9.2% respectively. Cotton, cocoa and coffee futures for May delivery finished the month higher by 7.4%, 8.4% and 3.4% respectively. Live cattle and lean hogs finished the month slightly down.

April 2009

Interest Rates

The FOMC decided in April to maintain the target range for the Fed Funds rate at 0% to 0.25%, as recent economic data suggests that the economy continues to contract. To support the mortgage lending and housing markets, the FOMC has decided to purchase $1.25 trillion of agency mortgage-backed securities this year. In addition, the Committee has decided to increase its purchases of agency debt this year to a total of $200 billion and to purchase up to $300 billion of longer-term Treasury securities over the next nine months. U.S. interest rate futures finished lower for the month and European interest rate futures finished mixed for the month.

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

Energy

Natural gas futures continued their downward path, finishing down 13.8% in April. Natural gas futures have dropped more than 40% since December 2008. Gasoline futures for September delivery finished the month up 2.5%. Crude oil futures and heating oil futures finished lower by 0.5% and 3.9%, respectively.

Metals

Gold futures for September delivery finished the month down 3.7% settling at $891/oz. Copper futures continued to climb, up 10.4% for the month. Silver, platinum and palladium finished lower in April, down 5.3%, 2.0% and 0.3%, respectively.

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

Metals

The combination of a declining U.S. Dollar, low interest rates and inflation expectations has been contributing to the rise in precious metals futures prices recently. Silver futures for July delivery strengthened during the month, finishing higher by 26.7%. Gold futures for September delivery finished the month up 9.8% settling at $979/oz. Platinum and palladium finished higher by 8.1% and 8.3% respectively. Copper futures continued to climb, up 7.3% for the month.

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

Currencies

The U.S. Dollar strengthened slightly in September. The U.S. Dollar index, which measures the performance of the U.S. Dollar against a basket of currencies, finished up 1.0%. The Euro weakened against the U.S. Dollar, finishing lower by 0.9%. The British Pound continued to strengthen again the U.S. Dollar, up 1.6% for the month. The Australian Dollar also continued climbing against its U.S. counterpart, finishing up 0.6%. The Canadian Dollar lost against the U.S. Dollar, finishing lower by 6.1%. The Japanese Yen finished the month down 1.1 % against the U.S. Dollar.

Stock Indices

The DJIA finished the month slightly lower, 0.6% for the month. The NASDAQ Composite Index gained 3.4% while the S&P 500 Index finished the month nearly unchanged. All major European stock indices weakened in September. FTSE index futures finished down 3.8%, CAC-40 futures lost 4.4% and DAX index futures finished lower by 3.1% for the month.

Energy

Crude oil futures, heating oil futures and gasoline futures for August delivery gained 4.2%, 4.4% and 1.2%, respectively, for the month. Natural gas futures for August delivery finished lower by 3.1% in September.

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

Metals

Gold futures for December delivery strengthened during the month, finishing higher by 2.8%, settling at $956/oz. Silver futures for September delivery finished the month higher as well, up 2.5%. Palladium finished higher by 5.4% and platinum gained 2.4%. Copper futures continued to climb, finishing up + 15.5% for the month.

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

Energy

Crude oil futures finished the month nearly unchanged. Heating oil and gasoline futures finished down 0.4% and 2.8%, respectively. Natural gas futures recouped most of the August loss, up 21.1 % for the month.

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

Frontier Diversified Series

2010

The Frontier Diversified Series – Class 1 NAV gained 4.0% for the nine months ended September 30, 2010, net of fees and expenses; the Frontier Diversified Series – Class 2 NAV gained 5.4% for the nine months ended September 30, 2010, net of fees and expenses. For the nine months ended September 30, 2010 the Frontier Diversified Series recorded a net gain on investments of $10,885,307, net interest of $1,574,200, and total expenses of $5,849,409, resulting in a net increase in Owners’ capital from operations of $6,767,103 after non-controlling interests of $157,005. The NAV per Unit, Class 1, increased from $96.80 at December 31, 2009, to $100.69 as of September 30, 2010. The NAV per Unit, Class 2, increased from $97.77 at December 31, 2009, to $103.03 as of September 30, 2010. Total Class 1 subscriptions and redemptions for the period were $48,657,844 and $1,309,369, respectively. Total Class 2 subscriptions and redemptions for the period were $39,608,141 and $1,005,213, respectively. Ending capital at September 30, 2010, was $83,963,365 for Class 1 and $65,071,260 for Class 2. Ending capital at December 31, 2009, was $32,960,540 for Class 1 and $23,355,579 for Class 2. The Frontier Diversified Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2010, for additional information regarding these sectors.

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

Sector Attribution for the Frontier Diversified Series

FF0000BROKER/DEALER USE ONLY NOT FOR DISTRIBUTION01+000	FF0000BROKER/DEALER USE ONLY NOT FOR DISTRIBUTION01+000

Frontier Dynamic Series

2010

The Frontier Dynamic Series – Class 1 NAV lost 0.3% for the nine months ended September 30, 2010, net of fees and expenses; the Frontier Dynamic Series – Class 2 NAV gained 1.0% for the nine months ended September 30, 2010, net of fees and expenses.

For the nine months ended September 30, 2010 the Frontier Dynamic Series recorded a net gain on investments of $244,946, net interest of $339,411, and total expenses of $576,366, resulting in a net increase in Owners’ capital from operations of $7,991. The NAV per Unit, Class 1, decreased from $91.43 at December 31, 2009, to $91.15 as of September 30, 2010. The NAV per Unit, Class 2, increased from $92.25 at December 31, 2009, to $93.18 as of September 30, 2010. Total Class 1 subscriptions and redemptions for the period were $830,542 and $164,115, respectively. Total Class 2 subscriptions and redemptions for the period were $108,167 and $19,404, respectively. Ending capital at September 30, 2010, was $1,276,016 for Class 1 and $384,082 for Class 2. Ending capital at December 31, 2009, was $606,255 for Class 1 and $290,662 for Class 2.

The Frontier Dynamic Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2010, for additional information regarding these sectors.

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

The Dynamic Series invests in an option market basket of which the underlying investments are not transparent to the Trust, therefore there are no Sector Attribution charts for the Dynamic Series.

Frontier Long/Short Commodity Series

2010

The Frontier Long/Short Commodity Series – Class 1 NAV gained 3.3% for the nine months ended September 30, 2010, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2 NAV gained 5.7% for the nine months ended September 30, 2010, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 NAV gained 5.7% for the nine months ended September 30, 2010, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 1 a NAV gained 3.7% for the nine months ended September 30, 2010, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a NAV gained 5.0% for the nine months ended September 30, 2010, net of fees and expenses.

For the nine months ended September 30, 2010, the Frontier Long/Short Commodity Series recorded net gain on investments of $4,056,869, net interest of $824,875, and total expenses of $4,997,496, resulting in a net decrease in Owners’ capital from operations of $2,797,369 after non-controlling interests of $2,913,121. The NAV per Unit, Class 1, increased from $113.77 at December 31, 2009, to $117.55 as of September 30, 2010. The NAV per Unit, Class 2, increased from $127.49 at December 31, 2009, to $134.71 as of September 30, 2010. The NAV per Unit, Class 3, increased from $127.49 at December 31, 2009, to $134.71 as of September 30, 2010. The NAV per Unit, Class 1a, increased from $101.49 at December 31, 2009, to $105.22 as of September 30, 2010. The NAV per Unit, Class 2a, increased from $102.48 at December 31, 2009, to $107.61 as of September 30, 2010. Total Class 1 subscriptions and redemptions for the nine months were $90,657 and $11,418,605, respectively. Total Class 2 redemptions for the nine months were $1,300,178. There were no subscriptions. Total Class 3 subscriptions and redemptions for the nine months were $8,134,168 and $1,231,045, respectively. Total Class 1a subscriptions and redemptions for the nine months were $2,368,157 and $138,666, respectively. Total Class 2a subscriptions and redemptions for the nine months were $1,402,955 and $146,649, respectively. Ending capital at September 30, 2010, was $35,105,589 for Class 1, $14,443,274 for Class 2, $14,069,003 for Class 3, $3,516,239 for Class 1a and $2,277,990 for Class 2a. Ending capital at December 31, 2009, was $45,759,225 for Class 1, $14,986,103 for Class 2, $6,140,056 for Class 3, $1,092,016 for Class 1a and $876,532 for Class 2a.

The Frontier Long/Short Commodity Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2010, for additional information regarding these sectors.

Sector Attribution for the Frontier Long/Short Commodity Series

2009

The Frontier Long/Short Commodity Series – Class 1 Net Asset Value gained 9.8% for the nine months ended September 30, 2009, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2 Net Asset Value gained 12.2% for the nine months ended September 30, 2009, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 Net Asset Value lost 0.1% for the nine months ended September 30, 2009, net of feesand expenses; the Frontier Long/Short Commodity Series – Class 1 a Net Asset Value lost 1.4% for the nine months ended September 30, 2009, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a Net Asset Value lost 0.9% for the nine months ended September 30, 2009, net of fees and expenses.

For the nine months ended September 30, 2009, the Frontier Long/Short Commodity Series recorded net gain on investments of $19,081,775, net interest of $936,679, and total expenses of $5,059,308, resulting in a net increase in Owners’ capital from operations of $6,201,418 after non-controlling interests of ($8,757,728). The Net Asset Value per Unit, Class 1, increased from $100.39 at December 31, 2008, to $110.22 as of September 30, 2009. The Net Asset Value per Unit, Class 2, increased from $109.28 at December 31, 2008, to $122.58 as of September 30, 2009. The Net Asset Value per Unit, Class 3, decreased from $122.70 at May 29, 2009, to $122.58 as of September 30, 2009. The Net Asset Value per Unit, Class 1a, decreased from $100.00 at June 8, 2009, to $98.57 as of September 30, 2009. The Net Asset Value per Unit, Class 2a, decreased from $100.00 at June 8, 2009, to $99.09 as of September 30, 2009. Total Class 1 subscriptions and redemptions for the nine months were $7,034,013 and $12,427,347, respectively. Total Class 2 subscriptions and redemptions for the nine months were $3,221,195 and $1,365,434, respectively. Total Class 3 subscriptions and redemptions for the nine months were $6,696,779 and $462,935, respectively. Total Class 1 a subscriptions for the nine months were $330,539. There were no redemptions. Total Class 2a subscriptions for the nine months were $287,000. There were no redemptions. Ending capital at September 30, 2009, was $45,829,180 for Class 1, $14,593,785 for Class 2, $6,204,677 for Class 3, $332,195 for Class 1a and $287,686 for Class 2a. Ending capital at December 31, 2008, was $46,525,406 for Class 1 and $11,206,889 for Class 2.

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

Sector Attribution for the Frontier Long/Short Commodity Series

FF0000BROKER/DEALER USE ONLY NOT FOR DISTRIBUTION01+000	FF0000BROKER/DEALER USE ONLY NOT FOR DISTRIBUTION01+000

Frontier Masters Series

2010

The Frontier Masters Series – Class 1 NAV gained 5.2% for the nine months ended September 30, 2010, net of fees and expenses; the Frontier Masters Series – Class 2 NAV gained 6.6% for the nine months ended September 30, 2010, net of fees and expenses.

For the period ended September 30, 2010 the Frontier Masters Series recorded a net gain on investments of $5,492,172, net interest of $775,234, and total expenses of $2,615,424, resulting in a net increase in Owners’ capital from operations of $3,651,982. The NAV per Unit, Class 1, increased from $94.46 at December 31, 2009, to $99.39 as of September 30, 2010. The NAV per Unit, Class 2, increased from $95.37 at December 31, 2009, to $101.68 as of September 30, 2010. Total Class 1 subscriptions and redemptions for the period were $22,545,994 and $1,334,087, respectively. Total Class 2 subscriptions and redemptions for the period were $15,232,494 and $1,280,374, respectively. Ending capital at September 30, 2010, was $37,972,946 for Class 1 and $24,130,250 for Class 2. Ending capital at December 31, 2009, was $14,723,330 for Class 1 and $8,563,857 for Class 2.

The Frontier Masters Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2010, for additional information regarding these sectors.

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

Sector Attribution for the Frontier Masters Series

FF0000BROKER/DEALER USE ONLY NOT FOR DISTRIBUTION01+000	FF0000BROKER/DEALER USE ONLY NOT FOR DISTRIBUTION01+000

Balanced Series

2010

The Balanced Series – Class 1 NAV gained 7.2% for the nine months ended September 30, 2010, net of fees and expenses; the Balanced Series – Class 1a NAV gained 6.6% for the nine months ended September 30, 2010, net of fees and expenses; the Balanced Series – Class 2 NAV gained 9.7% for the nine months ended September 30, 2010, net of fees and expenses; the Balanced Series – Class 2a NAV gained 9.0% for the nine months ended September 30, 2010, net of fees and expenses; the Balanced Series – Class 3a NAV gained 9.0% for the nine months ended September 30, 2010, net of fees and expenses.

For the nine months ended September 30, 2010, the Balanced Series recorded net gain on investments of $51,741,201, net interest of $356,093, and total expenses of $19,832,792, resulting in a net increase in Owners’ capital from operations of $27,005,415 after non- controlling interests of ($5,259,087). The NAV per Unit, Class 1, increased from $118.54 at December 31, 2009, to $127.11 at September 30, 2010. For Class 1a, the NAV per Unit increased from $105.50 at December 31, 2009, to $112.42 at September 30, 2010. The NAV per Unit, Class 2, increased from $139.01 at December 31, 2009, to $152.46 at September 30, 2010. For Class 2a, the NAV per Unit increased from $117.60 at December 31, 2009, to $128.16 at September 30, 2010. For Class 3a, the NAV per Unit increased from $117.60 at December 31, 2009, to $128.14 at September 30, 2010. Total Class 1 subscriptions and redemptions for the nine months were $535,394 and $21,007,752, respectively. Total Class 1a subscriptions and redemptions for the nine month period were $23,736 and $4,291,430, respectively. Total Class 2 subscriptions and redemptions for the nine months were $14,425 and $8,446,555, respectively. Total Class 2a redemptions for the nine month period were $163,315. There were no subscriptions. Total Class 3a subscriptions and redemptions for the period were $3,223,780 and $927,751, respectively. Ending capital at September 30, 2010, was $284,880,380 for Class 1, $5,161,977 for Class 1a, $75,721,624 for Class 2, $3,415,786 for Class 2a and $3,802,079 for Class 3a. At December 31, 2009, ending capital was $286,024,307 for Class 1, $9,150,114 for Class 1a, $77,372,166 for Class 2, $3,298,566 for Class 2a, and $1,170,746 for Class 3a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2010, for additional information regarding these sectors.

Sector Attribution for the Frontier Balanced Series

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

For the nine months ended September 30, 2009, the Balanced Series recorded net gain on investments of $5,408,915, net interest of $707,619, and total expenses of $14,950,141, resulting in a net decrease in Owners’ capital from operations of $7,389,917 after non- controlling interests of $ 1,443,690. The Net Asset Value per Unit, Class 1, decreased from $125.17 at December 31, 2008, to $122.45 at September 30, 2009. For Class 1 a, the Net Asset Value per Unit decreased from $112.09 at December 31, 2008, to $109.21 at September 30, 2009. The Net Asset Value per Unit, Class 2, increased from $142.44 at December 31, 2008, to $142.52 at September 30, 2009. For Class 2a, the Net Asset Value per Unit decreased from $121.30 at December 31, 2008, to $120.82 at September 30, 2009. For Class 3a, the Net Asset Value per Unit decreased from $121.97 at June 3, 2009, to $120.82 at September 30, 2009. Total Class 1 subscriptions and redemptions for the nine months were $75,390,578 and $22,615,409, respectively. Total Class 1a subscriptions and redemptions for the nine month period were $3,818,107 and $1,536,131, respectively. Total Class 2 subscriptions and redemptions for the nine months were $25,917,174 and $7,317,608, respectively. Total Class 2a subscriptions and redemptions for the nine month period were $1,802,212 and $184,699, respectively. Total Class 3a subscriptions and redemptions for the period were $687,282 and $24,851, respectively. Ending capital at September 30, 2009, was $302,366,242 for Class 1, $10,129,451 for Class 1a, $85,578,099 for Class 2, $3,485,156 for Class 2a and $665,797 for Class 3a. At December 31, 2008, ending capital was $256,550,829 for Class 1, $8,136,165 for Class 1a, $67,109,662 for Class 2 and $1,886,351 for Class 2a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2009, for additional information regarding these sectors.

Sector Attribution for the Frontier Balanced Series

FF0000BROKER/DEALER USE ONLY NOT FOR DISTRIBUTION01+000	FF0000BROKER/DEALER USE ONLY NOT FOR DISTRIBUTION01+000

Campbell/Graham/Tiverton Series

2010

The Campbell/Graham/Tiverton Series – Class 1 NAV gained 0.9% for the nine months ended September 30, 2010, net of fees and expenses; the Campbell/Graham/Tiverton Series – Class 2 NAV gained 3.2% for the nine months ended September 30, 2010, net of fees and expenses.

For the nine months ended September 30, 2010, the Campbell/Graham/Tiverton Series recorded net gain on investments of $5,349,674, net interest of $3,071, and total expenses of $3,483,261, resulting in a net increase in Owners’ capital from operations of $587,730 after non-controlling interests of ($1,281,754). The NAV per Unit, Class 1, increased from $104.65 at December 31, 2009, to $105.62 as of September 30, 2010. The NAV per Unit, Class 2, increased from $121.10 at December 31, 2009, to $125.00 as of September 30, 2010. Total Class 1 subscriptions and redemptions for the nine months ended September 30, 2010, were $94,551 and $6,200,049, respectively. Total Class 2 redemptions for the nine months ended September 30, 2010, were $1,888,418. There were no subscriptions. Ending capital at September 30, 2010, was $63,723,401 for Class 1 and $8,232,773 for Class 2. Ending capital at December 31, 2009, was $69,447,366 for Class 1 and $9,914,994 for Class 2.

The Campbell/Graham/Tiverton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2010, for additional information regarding these sectors.

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

Market Conditions for Nine Months Ended September 30, 2009, for additional information regarding these sectors.

Sector Attribution for the Campbell/Graham/Tiverton Series

FF0000BROKER/DEALER USE ONLY NOT FOR DISTRIBUTION01+000	FF0000BROKER/DEALER USE ONLY NOT FOR DISTRIBUTION01+000

Currency Series

2010

The Currency Series – Class 1 NAV gained 3.7% for the nine months ended September 30, 2010, net of fees and expenses; the Currency Series – Class 2 NAV gained 6.1% for the nine months ended September 30, 2010, net of fees and expenses.

For the nine months ended September 30, 2010, the Currency Series recorded net gain on investments of $600,145, net interest of $97,266, and total expenses of $365,693, resulting in a net increase in Owners’ capital from operations of $331,718. The NAV per Unit, Class 1, increased from $78.00 at December 31, 2009, to $80.91as of September 30, 2010. The NAV per Unit, Class 2, increased from $91.34 at December 31, 2009, to $96.89 as of September 30, 2010. Total Class 1 subscriptions and redemptions for the nine months ending September 30, 2010 were $50,013, and $1,348,840, respectively. Total Class 2 redemptions for the nine months ending September 30, 2010, was $1,525,199. There were no subscriptions. Ending capital at September 30, 2010, was $6,918,209 for Class 1 and $797,611 for Class 2. Ending capital at December 31, 2009, was $7,934,382 for Class 1 and $2,273,746 for Class 2.

The Currency Series may have both long and short exposure to the Currencies sector only. See comments above under Market Conditions for Nine Months Ended September 30, 2010, for additional information regarding these sectors.

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

Long Only Commodity Series

2010

The Long Only Commodity Series – Class 1 NAV lost 0.9% for the nine months ended September 30, 2010, net of fees and expenses; the Long Only Commodity Series – Class 2 NAV gained 0.6% for the nine months ended September 30, 2010, net of fees and expenses.

For the nine months ended September 30, 2010, the Long Only Commodity Series recorded net loss on investments of $26,127, net interest of $63,350, and total expenses of $103,077, resulting in a net decrease in Owners’ capital from operations of $65,854. The NAV per Unit, Class 1, decreased from $83.59 at December 31, 2009 to $82.84 as of September 30, 2010. The NAV per Unit, Class 2, increased from $90.30 at December 31, 2009, to $90.84 as of September 30, 2010. Total Class 1 subscriptions and redemptions for the nine months were $690 and $423,936, respectively. Total Class 2 redemptions for the nine months were $162,389. There were no subscriptions. Ending capital at September 30, 2010, was $3,232,224 for Class 1 and $782,612 for Class 2. Ending capital at December 31, 2009, was $3,711,581 for Class 1 and $954,744 for Class 2.

The Long Only Commodity Series may have long-only exposure in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2010, for additional information regarding these sectors.

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

Managed Futures Index Series

2010

The Managed Futures Index Series – Class 1 NAV gained 1.8% for the nine months ended September 30, 2010, net of fees and expenses; the Managed Futures Index Series – Class 2 NAV gained 3.3% for the nine months ended September 30, 2010, net of fees and expenses.

For the nine months ended September 30, 2010 the Managed Futures Index Series recorded a net gain on investments of $226,169, net interest of $26,488, and total expenses of $133,438, resulting in a net increase in Owners’ capital from operations of $119,219. The NAV per Unit, Class 1, increased from $112.54 at December 31, 2009, to $114.56 as of September 30, 2010. The NAV per Unit, Class 2, increased from $121.28 at December 31, 2009, to $125.32 as of September 30, 2010. Total Class 1 redemptions for the nine months were $241,883. There were no subscriptions. Total Class 2 subscriptions and redemptions for the nine months were $2,000,000 and $135,816, respectively. Ending capital at September 30, 2010, was $1,619,298 for Class 1 and $3,895,431 for Class 2. Ending capital at December 31, 2009, was $1,831,435 for Class 1 and $1,941,774 for Class 2.

The Managed Futures Index Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2010, for additional information regarding these sectors.

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

Sector Attribution for the Managed Futures Index Series

FF0000BROKER/DEALER USE ONLY NOT FOR DISTRIBUTION01+000	FF0000BROKER/DEALER USE ONLY NOT FOR DISTRIBUTION01+000

Winton Series

2010

The Winton Series – Class 1 NAV gained 10.8% for the nine months ended September 30, 2010, net of fees and expenses; the Winton Series – Class 2 NAV gained 13.4% for the nine months ended September 30, 2010, net of fees and expenses.

For the nine months ended September 30, 2010, the Winton Series recorded net gain on investments of $8,605,957, net interest of $191,277, and total expenses of $2,522,018, resulting in a net increase in Owners’ capital from operations of $6,275,216. The NAV per Unit, Class 1, increased from $117.57 at December 31, 2009, to $130.31 as of September 30, 2010. The NAV per Unit, Class 2, increased from $130.10 at December 31, 2009, to $147.48 as of September 30, 2010. Total Class 1 subscriptions for the nine months were $203,365 and redemptions were $4,678,415. Total Class 2 redemptions for the nine month period were $609,026. There were no subscriptions. Ending capital at September 30, 2010, was $48,700,323 for Class 1 and $10,892,996 for Class 2. Ending capital at December 31, 2009, was $48,198,317 for Class 1 and $10,203,862 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2010, for additional information regarding these sectors.

Sector Attribution for the Winton Series

2009

The Winton Series – Class 1 Net Asset Value lost 9.4% for the nine months ended September 30, 2009, net of fees and expenses; the Winton Series – Class 2 Net Asset Value lost 7.4% for the nine months ended September 30, 2009, net of fees and expenses.

For the nine months ended September 30, 2009, the Winton Series recorded net loss on investments of $8,377,862, net interest of $296,808, and total expenses of $2,533,310, resulting in a net decrease in Owners’ capital from operations of $6,547,371 after non- controlling interests of $4,066,993. The Net Asset Value per Unit, Class 1, decreased from $130.41 at December 31, 2008, to $118.12 as of September 30, 2009. The Net Asset Value per Unit, Class 2, decreased from $140.04 at December 31, 2008, to $129.62 as of September 30, 2009. Total Class 1 subscriptions for the nine months were $220,835 and redemptions were $5,360,163.

Total Class 2 subscriptions and redemptions for the nine month period were $200,000, and $742,864, respectively. Ending capital at September 30, 2009, was $51,465,175 for Class 1 and $10,334,288 for Class 2. Ending capital at December 31, 2008, was $62,283,659 for Class 1 and $11,743,367 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

See comments above under Market Conditions for Nine Months Ended September 30, 2009, for additional information regarding these sectors.

Sector Attribution for the Winton Series

FF0000BROKER/DEALER USE ONLY NOT FOR DISTRIBUTION01+000	FF0000BROKER/DEALER USE ONLY NOT FOR DISTRIBUTION01+000

Winton/Graham Series

2010

The Winton/Graham Series – Class 1 NAV gained 3.5% for the nine months ended September 30, 2010, net of fees and expenses; the Winton/Graham Series – Class 2 NAV gained 5.8% for the nine months ended September 30, 2010, net of fees and expenses. For the nine months ended September 30, 2010, the Winton/Graham Series recorded net gain on investments of $5,082,888, net interest of $208,357, and total expenses of $2,776,220, resulting in a net increase in Owners’ capital from operations of $2,186,214, after non-controlling interest of ($328,811). The NAV per Unit, Class 1, increased from $110.06 at December 31, 2009, to $113.90 as of September 30, 2010. The NAV per Unit, Class 2, increased from $128.39 at December 31, 2009, to $135.89 as of September 30, 2010. Total Class 1 subscriptions and redemptions for the nine months were $107,736 and $4,320,572, respectively. Total Class 2 redemptions for the nine months were $1,137,012. There were no subscriptions. Ending capital at September 30, 2010, was $45,454,911 for Class 1 and $12,072,328 for Class 2. Ending capital at December 31, 2009, was $48,168,395 for Class 1 and $12,522,478 for Class 2.

The Winton/Graham Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2010, for additional information regarding these sectors.

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

Sector Attribution for the Winton/Graham Series

FF0000BROKER/DEALER USE ONLY NOT FOR DISTRIBUTION01+000	FF0000BROKER/DEALER USE ONLY NOT FOR DISTRIBUTION01+000

Contractual Obligations

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Trading Companies’ and consequently the Series’ primary market risk exposures as well as the strategies used and to be used by the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust’s and the Managing Owner’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trading Companies and consequently the Trust. There can be no assurance that the Trading Companies’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short-term or long-term. Investors must be prepared to lose all or substantially all of their investment in a Series.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of September 30, 2010 and December 31, 2009. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Frontier Diversified Series: (1)

MARKET SECTOR	September 30, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$3,377,531	2.3%	$810,969	1.2%
Currencies	$2,138,698	1.4%	$635,006	0.9%
Stock Indices	$6,702,390	4.5%	$1,117,679	1.7%
Metals	$1,371,058	0.9%	$219,940	0.3%
Agriculturals/Softs	$2,297,837	1.5%	$757,524	1.1%
Energy	$666,738	0.4%	$385,978	0.6%
Total:	$16,554,252	11.0%	$3,927,096	5.8%

Frontier Dynamic Series: (2)

MARKET SECTOR	September 30, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0%	$—	0%
Currencies	$—	0%	$—	0%
Stock Indices	$—	0%	$—	0%
Metals	$—	0%	$—	0%
Agriculturals/Softs	$—	0%	$—	0%
Energy	$—	0%	$—	0%
Total:	$—	0%	$—	0%

Frontier Long/Short Commodity Series:

MARKET SECTOR	September 30, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$207,193	0.3%	$458,373	0.7%
Currencies	$197,496	0.3%	$123,312	0.2%
Stock Indices	$366,638	0.5%	$214,885	0.3%
Metals	$337,697	0.5%	$739,536	1.1%
Agriculturals/Softs	$3,027,024	4.4%	$3,885,971	5.6%
Energy	$710,911	1.0%	$2,532,008	3.7%
Total:	$4,846,959	7.0%	$7,954,085	11.6%
Frontier Masters Series: (3)

MARKET SECTOR	September 30, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$2,421,491	3.9%	$362,224	1.3%
Currencies	$814,211	1.3%	$273,070	1.0%
Stock Indices	$912,502	1.5%	$317,394	1.1%
Metals	$698,442	1.1%	$91,585	0.3%
Agriculturals/Softs	$225,204	0.4%	$186,311	0.7%
Energy	$400,612	0.6%	$65,552	0.2%
Total:	$5,472,462	8.8%	$1,296,136	4.6%

Balanced Series: (4), (5)

	September 30, 2010		December 31, 2009
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$9,868,319	2.6%	$8,664,284	2.3%
Currencies	$7,095,993	1.9%	$6,765,682	1.8%
Stock Indices	$23,938,436	6.4%	$14,042,370	3.7%
Metals	$4,723,108	1.3%	$1,954,885	0.5%
Agriculturals/Softs	$8,644,856	2.3%	$6,682,314	1.8%
Energy	$1,889,276	0.5%	$3,315,748	0.9%
Total:	$56,159,988	15.0%	$41,461,283	11.0%

Campbell/Graham/Tiverton Series:

	September 30, 2010		December 31, 2009
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$2,055,847	2.9%	$1,896,966	2.4%
Currencies	$5,033,304	7.0%	$2,228,877	2.8%
Stock Indices	$2,138,935	3.0%	$1,163,045	1.5%
Metals	$724,717	1.0%	$195,419	0.2%
Agriculturals/Softs	$597,374	0.8%	$755,928	1.0%
Energy	$258,268	0.4%	$133,992	0.2%
Total:	$10,808,445	15.1%	$6,374,227	8.1%

Currency Series: (6)

	September 30, 2010		December 31, 2009
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0%	$—	0%
Currencies	$444,998	2.1%	$166,661	0.7%
Stock Indices	$—	0%	$—	0%
Metals	$—	0%	$—	0%
Agriculturals/Softs	$—	0%	$—	0%
Energy	$—	0%	$—	0%
Total:	$444,998	2.1%	$166,661	0.7%

Long Only Commodity Series:

	September 30, 2010		December 31, 2009
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0.0%	$—	0.0%
Currencies	$—	0.0%	$—	0.0%
Stock Indices	$—	0.0%	$—	0.0%
Metals	$90,240	2.2%	$110,400	2.4%
Agriculturals/Softs	$127,840	3.2%	$156,400	3.4%
Energy	$157,920	3.9%	$193,200	4.1%
Total:	$376,000	9.3%	$460,000	9.9%

Managed Futures Index Series:

	September 30, 2010		December 31, 2009
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$206,195	3.7%	$85,348	2.3%
Currencies	$388,309	7.0%	$87,620	2.3%
Stock Indices	$58,747	1.1%	$95,314	2.5%
Metals	$22,826	0.4%	$5,542	0.1%
Agriculturals/Softs	$56,449	1.0%	$33,252	0.9%
Energy	$19,125	0.3%	$14,409	0.4%
Total:	$751,651	13.5%	$321,485	8.5%

Winton Series:

MARKET SECTOR	September 30, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,711,064	2.9%	$1,363,844	2.3%
Currencies	$2,827,502	4.7%	$1,337,445	2.3%
Stock Indices	$935,723	1.6%	$1,365,395	2.3%
Metals	$261,546	0.4%	$353,132	0.6%
Agriculturals/Softs	$755,861	1.3%	$577,065	1.0%
Energy	$126,117	0.2%	$60,996	0.1%
Total:	$6,617,813	11.1%	$5,057,877	8.6%

Winton/Graham Series:

	September 30, 2010		December 31, 2009
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,939,929	3.4%	$1,816,487	3.0%
Currencies	$5,364,692	9.3%	$2,252,403	3.7%
Stock Indices	$2,255,378	3.9%	$1,411,504	2.3%
Metals	$304,398	0.5%	$335,103	0.6%
Agriculturals/Softs	$771,303	1.3%	$975,542	1.6%
Energy	$308,988	0.5%	$148,812	0.2%
Total:	$10,944,688	18.9%	$6,939,851	11.4%

(1)	As of September 30, 2010 and December 31, 2009, a portion of the assets of the Frontier Diversified Series was invested in an Option basket of futures contracts with a notional value of $26,952,518 and $22,760,455, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(2)	As of September 30, 2010 and December 31, 2009, a portion of the assets of the Frontier Dynamic Series was invested in an Option basket of futures contracts with a notional value of $29,234,615 and $25,875,001, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(3)	As of September 30, 2010 and December 31, 2009, a portion of the assets of the Frontier Masters Series was invested in an Option basket of futures contracts with a notional value of $32,157,236 and $15,972,157, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(4)	As of September 30, 2010 and December 31, 2009, a portion of the assets of the Balanced Series was invested in the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series. The Balanced Series effective ownership in these Series as of September 30, 2010 was 62.8%, 0.0%, 94.4% and 0.0%, respectively. As of December 31, 2009 the Balanced Series effective ownership was 54.6%, 16.3%, 66.7% and 63.6%, respectively. Including its investment in this Series, total value at risk for the Balanced Series would be $56,439,341, or 15.1% of capitalization as of September 30, 2010 and $43,016,998, or 11.4% of capitalization as of December 31, 2009.
(5)	As of September 30, 2010 and December 31, 2009, a portion of the assets of the Balanced Series was invested in an Option basket of futures contracts with a notional value of $81,807,170 and $129,084,678, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(6)	As of September 30, 2010 and December 31, 2009, a portion of the assets of the Currency Series was invested in an Option basket of futures contracts with a notional value of $11,434,203 and $15,426,942, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of September 30, 2010, by market sector.

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

Counterparty Risk

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13(a)-1 5(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the Trust and each Series as of September 30, 2010 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

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

The following table provides information regarding the sale of unregistered Units by the Registrant for the three months ended September 30, 2010. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Registrant claims an exemption from registration of each of the transactions listed below under Section 4(2) of the Securities Act, as a sale by an issuer not involving a public offering.

SERIES	DATE	UNITS	CONSIDERATION
FRONTIER DIVERSIFIED SERIES - 2	SEPTEMBER 29, 2010	3,397.7722	$350,000
FRONTIER MASTERS SERIES - 2	SEPTEMBER 29, 2010	1,478.8189	$150,000

One hundred percent of the offering proceeds from the sale of Units are initially available for the Series’ trading activities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the prospectus as Exhibit A) ****

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 1 3a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

31.2	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 1 3a-14(a) and 1 5(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.10	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.11	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.12	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

****	Previously filed and incorporated by reference from exhibit 4.1 from Post-Effective Amendment One to the Registration Statement on Form S-1 filed March 22, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Frontier Fund
(Registrant)

Date: November 11, 2010	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Balanced Series,
a Series of The Frontier Fund
(Registrant)

Date: November 11, 2010	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton/Graham Series,
a Series of The Frontier Fund
(Registrant)

Date: November 11, 2010	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton Series,
a Series of The Frontier Fund
(Registrant)

Date: November 11, 2010	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Campbell/Graham/Tiverton Series,
a Series of The Frontier Fund
(Registrant)

Date: November 11, 2010	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Currency Series,
a Series of The Frontier Fund
(Registrant)

Date: November 11, 2010	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long Only Commodity Series,
a Series of The Frontier Fund
(Registrant)

Date: November 11, 2010	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Series, a Series of The Frontier Fund
(Registrant)

Date: November 11, 2010	By:	/S/ ROBERT J. ENCK
`		Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Index Series, a Series of The Frontier Fund
(Registrant)

Date: November 11, 2010	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Series,
a Series of The Frontier Fund
(Registrant)

Date: November 11, 2010	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Dynamic Series,
a Series of The Frontier Fund
(Registrant)

Date: November 11, 2010	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Series,
a Series of The Frontier Fund
(Registrant)

Date: November 11, 2010	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund