Form 10-K
period 2010-12-31
FRONTIER FUND; BALANCED SERIES, a series of The Frontier Fund; WINTON/GRAHAM SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; BERKELEY/GRAHAM/TIVERTON SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; LONG ONLY COMMODITY SERIES, a series of The Frontier Fund; FRONTIER LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; MANAGED FUTURES INDEX SERIES, a series of The Frontier Fund; FRONTIER DIVERSIFIED SERIES, a series of The Frontier Fund
filed 2011-03-28
CIK 1261379, 1389122, 1389123, 1389124, 1389125, 1389126, 1389127, 1389128, 1389129, 1450720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51274

THE FRONTIER FUND

FRONTIER DIVERSIFIED SERIES; FRONTIER DYNAMIC SERIES; FRONTIER LONG/SHORT COMMODITY

SERIES; FRONTIER MASTERS SERIES; BALANCED SERIES; CAMPBELL/GRAHAM/TIVERTON SERIES;

CURRENCY SERIES; LONG ONLY COMMODITY SERIES; MANAGED FUTURES INDEX SERIES; WINTON SERIES; WINTON/GRAHAM SERIES

(Exact Name of Registrant as specified in Its Charter)

Delaware	36-6815533
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

c/o Equinox Fund Management, LLC 1775 Sherman Street, Suite 2500, Denver, Colorado	80203
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Frontier Fund’s units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of June 30, 2010 were: 1,220,662 for the Frontier Diversified Series, 18,753 for the Frontier Dynamic Series, 574,954 for the Frontier Long/Short Commodity Series, 554,783 for the Frontier Masters Series, 2,934,571 for the Balanced Series, 693,475 for the Campbell/Graham/Tiverton Series, 95,679 for the Currency Series, 48,711 for the Long Only Commodity Series, 46,741 for the Managed Futures Index Series, 464,320 for the Winton Series and 503,979 for the Winton/Graham Series. Units outstanding as of December 31, 2010 were: 1,521,715 for the Frontier Diversified Series, 17,644 for the Frontier Dynamic Series, 552,621 for the Frontier Long/Short Commodity Series, 637,138 for the Frontier Masters Series, 2,760,618 for the Balanced Series, 623,512 for the Campbell/Graham/Tiverton Series, 88,632 for the Currency Series, 43,728 for the Long Only Commodity Series, 40,854 for the Managed Futures Index Series, 439,278 for the Winton Series and 463,652 for the Winton/Graham Series.

Documents Incorporated by Reference

Portions of the Prospectus filed by the registrant on April 30, 2010 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-164629) are incorporated by reference into Part I and Part II of this report.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF DECEMBER 31, 2010, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

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

Purchasers of Units are limited owners of the Trust (“Limited Owners”) with respect to beneficial interests of the Series’ Units purchased. The Trust Act provides that, except as otherwise provided in the amended and restated declaration of trust and trust agreement of the Trust dated as of August 8, 2003, by and among the Managing Owner, Wilmington Trust Company as trustee and the unitholders from time to time (the “Trust Agreement”), unitholders in a Delaware statutory trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited Owners do not have any such liability. The Managing Owner will make contributions to Series of the Trust necessary to maintain at least a 1% interest in the aggregate capital, profits and losses of all Series.

The Trust has been organized to pool assets of investor funds for the purpose of trading in the United States (“U.S.”) and international markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities. The Trust may also engage in futures contracts, forwards, option contracts and other interest in derivative instruments, including swap contracts (“Swaps”).

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

The Trust, with respect to each Series:

•

engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

•

allocates funds to a limited liability trading company or companies (“Trading Company”). Except as otherwise described in these notes, each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s assets, make the trading decisions for the assets of each Series vested in such Trading Company. Each Trading Company will segregate its assets from any other Trading Company;

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

As of December 31, 2010, the total Units outstanding of each Series of the Trust was 1,521,715 with respect to the Frontier Diversified Series, 17,644 with respect to the Frontier Dynamic Series, 552,621 with respect to the Frontier Long/Short Commodity Series, 637,138 with respect to the Frontier Masters Series. 2,760,618 with respect to the Balanced Series, 623,512 with respect to the Campbell/Graham/Tiverton Series, 88,632 with respect to the Currency Series, 43,728 with respect to the Long Only Commodity Series, 40,854 with respect to the Managed Futures Index Series, 439,278 with respect to the Winton Series and 463,652 with respect to the Winton/Graham Series.

As of December 31, 2010, each of the Frontier Dynamic Series, Long Only Commodity Series, Managed Futures Index Series and Winton Series has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in each such Trading Company, except the Trading Company for the Frontier Dynamic Series and for the Long Only Commodity Series which allocates assets only to Swaps. The Currency Series invests a portion of its assets in a single Trading Company, which allocates assets to one Trading Advisor and one Swap. Each of the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Campbell/Graham/Tiverton Series, and Winton/Graham Series has invested a portion of its assets in several different Trading Companies and has multiple Trading Advisors that manage the assets invested in such Trading Companies.

In November, 2010, the Campbell/Graham/Tiverton Series invested a portion of its assets in Berkeley Quantitative Colorado Fund, LLC, an unaffiliated company, managed by an affiliate of Berkeley Quantitative L.P. Through this investment, Berkeley Quantitative L.P. becomes a major commodity Trading Advisor to the Series.

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

The Balanced Series, for purposes of diversification of investments and trading advisors through the Series’ access to trading companies in which the Balanced Series does not have a direct interest, advances funds to the Frontier Diversified Series, Frontier Dynamic Series, Frontier Masters Series and the Currency Series.

The Trading Advisors were selected based upon the Managing Owner’s evaluation of each Trading Advisor’s past performance, trading portfolios and strategies, as well as how each Trading Advisor’s performance, portfolio and strategies complement and differ from those of the other Trading Advisors. As of December 31, 2010, none of the Trading Advisors or any of their principals had any beneficial interest in the Trust, but any of them is free to acquire such beneficial interest.

Equinox Fund Management, LLC, a Delaware limited liability company formed in June 2003, is the managing owner of the Trust (the “Managing Owner”). The Managing Owner became registered with the CFTC as a commodity pool operator (“CPO”), as of August 6, 2003, and has been a member of the National Futures Association (the “NFA”) in such capacity since that date. The Managing Owner’s main business office is located at 1775 Sherman Street, Suite 2500, Denver, Colorado 80203, telephone (303) 837-0600. A description of the Managing Owner’s responsibilities to the Trust is contained in a Prospectus filed dated April 30, 2010, which was filed by the Trust on May 3, 2010 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended (File No. 333-164629), which is referred to herein as the “Prospectus,” under the section captioned “Duties of the Managing Owner,” and such description is incorporated herein by reference from the Prospectus.

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

Available Information

The Trust files quarterly, annual and current reports with the Securities and Exchange Commission (“SEC”). These reports are posted at http://thefrontierfund.com, and are also available to read and copy at the SEC’s Public Reference Facilities in Washington, D.C. at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC’s toll free number, 1-800-SEC-0330, for further information or visit http://www.sec.gov.

Additional Information

Effective March 4, 2011, Campbell/Graham/Tiverton Series became known as the Berkeley/Graham/Tiverton Series.

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

You should carefully consider all the information we have included or incorporated by reference in this Form 10-K and our subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described below and read the risks and uncertainties as set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Section of this Form 10-K. Any of the following risks and uncertainties could materially adversely affect the Trust, its trading activities, operating results, financial condition and NAV and therefore could negatively impact the value of your investment. The information contained herein does not constitute investment, legal or tax advice. You should not invest in the Units unless you can afford to lose all of your investment.

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

Because the amount of margin funds necessary to be deposited with a Futures Clearing Broker to enter into a futures, forward contract or option position is typically about 2% to 10% of the total value of the contract, each Trading Advisor may take positions on behalf of a Series with face values equal to several times such Series’ NAV. These low margin requirements provide a large amount of leverage. As a result of this leveraging, even a small movement in the price of a contract can cause major losses. Any purchase or sale of a futures or forward contract may result in losses that substantially exceed the amount invested in the contract. For example, if $2,200 in margin is required to hold one U.S. Treasury bond futures contract with a face value of $100,000, a $2,200 decrease in the value of that contract could, if the contract is then closed out, result in a complete loss of the margin deposit, not even taking into account deductions of fees and/or commissions. If severe short-term price declines occur, such declines could force the liquidation of open positions with large losses. Leverage is normally monitored through the margin-to-equity ratio employed by each Trading Advisor. Under normal circumstances, the Trading Advisors will vary between a 10% to 30% margin-to-equity ratio.

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

Non-affiliated Trading Companies may incur substantial losses.

Additional risk of trading loss from investment in an unaffiliated Trading Company may result from the Managing Owner’s inability to directly control or stop trading in the event of exercise of certain withdrawal provisions in the investment agreement.

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

There has been a dramatic increase over the past 15 to 25 years in the amount of assets managed by trend-following trading systems like those that some of the Trading Advisors may employ. This means increased trading competition among a larger number of market participants for transactions at favorable prices, which could operate to the detriment of some or all Series by preventing the Trading Advisors from effecting transactions at the desired prices. It may become more difficult for the Trading Advisors to implement their trading strategies if other commodity trading advisors using technical systems are also attempting to initiate or liquidate commodity positions at the same time as the Trading Advisors.

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

The use of multiple Trading Advisors for the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Winton/Graham Series, Campbell/Graham/Tiverton Series, Currency Series and Frontier Long/Short Commodity Series may result in developments or positions that adversely affect the respective Series’ NAV. For example, because the Trading Advisors trading for the Frontier Diversifed Series, Frontier Masters Series, Balanced Series, Winton/Graham Series, Campbell/Graham/Tiverton Series, Currency Series and Frontier Long/Short Commodity Series will be acting independently, such Series could buy and sell the same futures contract, thereby incurring additional expenses but with no net change in its holdings. The Trading Advisors also may compete, from time to time, for the same trades or other transactions, increasing the cost to such Series of making trades or transactions or causing some of them to be foregone altogether. Even though the margin requirements resulting from each Trading Advisor’s trading for any such Series ordinarily will be met from that Trading Advisor’s allocated net assets of such Series, a Trading Advisor for the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Winton/Graham Series, Campbell/Graham/Tiverton Series, Currency Series, or Frontier Long/Short Commodity Series may incur losses of such magnitude that such Series is unable to meet margin calls from the allocated net assets of that Trading Advisor. If losses of such magnitude were to occur, the Clearing Brokers for the Trading Company or Trading Companies in which such Series invests its assets may require liquidations and contributions from the allocated net assets of another Trading Advisor for such Series.

The Trading Advisors’ trading programs bear some similarities and, therefore, may lessen the benefits to the Balanced Series, Winton/Graham Series, Campbell/Graham/Tiverton Series, Currency Series and Long/Short Commodity Series of having multiple Trading Advisors.

Each Trading Advisor has, over time, developed and modified the program it will use in trading. Nevertheless, the Trading Advisors’ trading programs have some similarities. These similarities may, in fact, mitigate the positive effect of having multiple Trading Advisors for the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Winton/Graham Series, Campbell/Graham/Tiverton Series, Currency Series and Frontier Long/Short Commodity Series. For example, in periods where one Trading Advisor experiences a draw-down, it is possible that these similarities will cause the other Trading Advisors to also experience a draw-down.

Each Series, other than the Frontier Dynamic Series and Long Only Commodity Serie,s rely on their Trading Advisor(s) for success, and if a Trading Advisor’s trading is unsuccessful, the Series may incur losses.

The Trading Advisor(s) for each Series, other than the Frontier Dynamic Series and Long Only Commodity Series (which invests only in Swaps referencing two indexes) will make the commodity trading decisions for that Series. Therefore, the success of each Series largely depends on the judgment and ability of the Trading Advisors. A Trading Advisor’s trading for any Series may not prove successful under all or any market conditions. If a Trading Advisor’s trading is unsuccessful, the applicable Series may incur losses.

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

With respect to the Winton/Graham Series, Winton Series, Campbell/Graham/Tiverton Series, Currency Series and the Class 1 and Class 2 of the Balanced Series, the Trust has agreed to pay all interest income earned by it to the Managing Owner up to a cap of 2.0% annually of the NAV of such Series. To the extent that the interest income earned by the Trust falls below 0.75% annually, the Trust will be obligated to pay the Managing Owner the difference between the interest income that is allocated to each of such Series and 0.75%. Such shortfall will be charged pro rata across such Series of Units. Accordingly, if interest rates fall, then you could be charged a portion of such interest income shortfall which would reduce the value of your Units in such Series.

In October 2008, the Trust invested approximately $272 million in custom time deposits with U.S. Bank N.A. The time deposits earn a guaranteed fixed interest rate of 3.75% and will mature six months from the deposit date and be subject to automatic six-month rollovers through October 2013. In September 2009, the Trust invested approximately $100 million in custom time deposits with U.S. Bank N.A. The time deposits earn a guaranteed fixed interest rate of 2.17% and will mature six months from the deposit date and be subject to automatic six-month rollovers through October 2014. In April 2010, the Trust invested approximately $50 million in custom time deposits with U.S. Bank N.A. The time deposits earn a guaranteed fixed interest rate of 2.40% and will mature six months from the deposit date and be subject to automatic six-month rollovers through October 2015. Unscheduled withdrawals will be subject to certain penalties and other costs up to 1.0% of the amount deposited if withdrawn within the first six months from the deposit date. Other assets of the Trust earn interest at different rates. There can be no assurance that the interest income of the Trust can be maintained above the 0.75% shortfall level due to the uncertainties of the duration and extent of a low interest rate environment.

You have limited rights, and you cannot prevent the Trust from taking actions which could cause losses.

Pursuant to the Trust Agreement, you will exercise no control over the Trust’s day-to-day business. Therefore, the Trust may take certain actions and enter into certain transactions or agreements of which you have no approval. For example, the Trust may retain a Trading Advisor for a Series in which you are invested, and such Trading Advisor may ultimately incur losses for the Series. As a Limited Owner, you have no ability to determine or influence the hiring, retention or firing of such Trading Advisor. However, certain actions, such as termination or dissolution of a Series, or replacement of Managing Member, may be taken, or approved, upon the affirmative vote of Limited Owners holding Units representing at least a majority (over 50%) of the NAV of the Series (excluding Units owned by the Managing Owner and its affiliates).

You may not be able to establish a basis for liability against a Trading Advisor, a Clearing Broker or the Swap Counterparty.

Each Trading Advisor, each Clearing Broker and each Swap counterparty acts only as a trading advisor, clearing broker or swap counterparty, respectively, to the applicable Series and Trading Company. None of these parties acts in such capacity to you. Therefore, you have no contractual privities with the Trading Advisors, the Clearing Brokers or any Swap counterparty. Due to this lack of contractual privities, you will likely not be able to establish a basis for liability against a Trading Advisor, a Clearing Broker or any Swap counterparty.

An unanticipated number of redemption requests during a short period of time could have an adverse effect on the NAV of a Series.

If a substantial number of requests for redemption of Units in a Series are received by the Trust during a relatively short period of time, such Series may not be able to satisfy the requests from funds not committed to trading. As a consequence, it could be necessary to liquidate positions in such Series’ trading positions before the time that the applicable Trading Advisor(s)’ trading strategies would dictate liquidation. If this were to occur, it could affect adversely the NAV per Unit of such Series and each Class within such Series, not only for Limited Owners redeeming units but also for non-redeeming Limited Owners. Your redemption price for Units in a Series is based on the NAV per Unit of such Series, which value could be less than the initial price you paid for your Units.

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

The Trading Advisors make trading decisions on behalf of the assets of each Series other than the Frontier Dynamic Series and Long Only Commodity Series. While the Trading Advisors receive daily trade confirmations from the Clearing Brokers of each transaction entered into on behalf of each Series for which they manage the trading of, each Series’ trading results are only reported to investors monthly in summary fashion. Accordingly, an investment in the Units does not offer investors the same transparency that a personal trading account offers in that you will not have access to detailed information concerning the positions held on behalf of any Series. As a result, you may suffer unanticipated losses as a result of the Series’ portfolio holdings.

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

The Managing Owner may terminate, substitute or retain Trading Advisors on behalf of each Series in its sole discretion. The addition of a new Trading Advisor and/or the removal of one of the current Trading Advisors may cause disruptions in trading as assets are reallocated and new Trading Advisors transition over, which may have an adverse effect on the NAV of the affected Series.

The Managing Owner’s allocation of the Trust’s assets among Trading Advisors may result in less than optimal performance by the Trust.

The Managing Owner may reallocate assets among the Trading Advisors for the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Winton/Graham Series, Campbell/Graham/Tiverton Series, Currency Series or Frontier Long/Short Commodity Series upon termination of a Trading Advisor or retention of a new Trading Advisor or at the commencement of any month. Consequently, the net assets for such Series may be allocated among the Trading Advisors in a different manner than the currently anticipated allocation. The Managing Owner’s allocation of assets of any such Series will directly affect the profitability of the trading of the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Winton/Graham Series, Campbell/Graham/Tiverton Series, Currency Series and Frontier Long/Short Commodity Series, possibly in an adverse manner. For example, a Trading Advisor for a Series may experience a high rate of return but may be managing only a small percentage of the net assets of such Series. In this case, the Trading Advisor’s performance could have a minimal effect on the NAV of such Series.

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

The Trust does not own or use any physical properties in the conduct of its business. Its assets currently consist of cash items such as money market funds, custom time deposits, and, through each Trading Company, U.S. and international futures and forward contracts and other interests in derivative instruments, including options contracts on futures, forwards and swap contracts. The Managing Owner’s main office is located at 1775 Sherman Street, Suite 2500, Denver, Colorado 80203.

Item 3.	LEGAL PROCEEDINGS.

There are no material legal proceedings to which the Trust or any of its affiliates is a party or of which any of their assets are the subject.

Item 4.	[REMOVED AND RESERVED.]

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

No Units in any Series are publicly traded. The Units in each Series may be redeemed, in whole or in part, on a daily basis, subject to a notice requirement set forth in the Prospectus. Except as otherwise set forth in the Prospectus, Units will be redeemed at a redemption price equal to 100% of the NAV per Unit of the applicable Series, calculated as of the point described in the Prospectus. The redemption of Units has no impact on the value of Units that remain outstanding. The Managing Owner may temporarily suspend redemptions under limited circumstances described in the Prospectus. The right to obtain redemption of Units of a Series is contingent upon such Series’ having property sufficient to discharge its liabilities on the date of redemption.

Further, if a Limited Owner redeems all or a portion of its Class 1 Units of any Series on or before the end of twelve full months following the effective date of the purchase of the Units being redeemed, such Limited Owner is charged a redemption fee of up to 3.0% of the NAV at which the Units are redeemed. The redemption fee charged will depend on, among other things, the particular Series of Units being redeemed. The Trust Agreement also contains restrictions on the transfer or assignment of the Units.

The Managing Owner has the sole discretion in determining what distributions, if any, the Trust will make to the Limited Owners. The Trust has not affected distributions on the Units in any Series as of the date hereof and the Managing Owner does not intend to effect any distributions in the foreseeable future.

The proceeds of offerings are deposited in the bank and brokerage accounts of the Trust and the Trading Companies for the purpose of engaging in trading activities in accordance with the Trust’s trading policies and its Trading Advisors’ respective trading strategies.

The following table shows the number of Limited Owners and the number of Units outstanding in each Class of each Series as of March 4, 2011:

	Number of Limited Owners	Number of Units Outstanding
Frontier Diversified (Class 1)	2,489	906,928
Frontier Diversified (Class 2)	1,404	649,342
Frontier Dynamic (Class 1)	65	13,367
Frontier Dynamic (Class 2)	21	303,236
Frontier Long/Short Commodity Series (Class 1)	1,457	219,479
Frontier Long/Short Commodity Series (Class 2)	444	91,806
Frontier Long/Short Commodity Series (Class 1a)	359	57,598
Frontier Long/Short Commodity Series (Class 2a)	134	34,754
Frontier Long/Short Commodity Series (Class 3)	1,047	132,537
Frontier Masters Series (Class 1)	1,180	412,212
Frontier Masters Series (Class 2)	642	242,110
Balanced Series (Class 1)	9,516	2,147,001
Balanced Series (Class 1a)	195	41,720
Balanced Series (Class 2)	1,617	452,235
Balanced Series (Class 2a)	94	25,416

	Number of Limited Owners	Number of Units Outstanding
Balanced Series (Class 3a)	136	27,366
Campbell/Graham Series/Tiverton (Class 1)	3,129	548,002
Campbell/Graham Series/Tiverton (Class 2)	283	60,631
Currency Series (Class 1)	486	77,733
Currency Series (Class 2)	33	142,104
Long Only Commodity Series (Class 1)	257	34,649
Long Only Commodity Series (Class 2)	15	7,217
Long Only Commodity Series (Class 3)	2	52
Managed Futures Index Series (Class 1)	105	8,029
Managed Futures Index Series (Class 2)	58	10,168
Managed Futures Index Series (Class 3)	14	2,864
Winton Series (Class 1)	1,613	361,557
Winton Series (Class 2)	81	72,328
Winton/Graham Series (Class 1)	1,888	377,141
Winton/Graham Series (Class 2)	245	74,546

No Units are authorized for issuance by the Trust under equity compensation plans. During the three months ended December 31, 2010, no unregistered Units were sold by the Trust. In addition, the Trust did not repurchase any Units under a formal repurchase plan. All Unit redemptions during the year ended December 31, 2010 were in the ordinary course of business.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial information for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 is taken from the financial statements of the Trust included in section F of this filing and previous filings.

You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included therewith. Results from past periods are not necessarily indicative of results that may be expected for any future period.

FOR THE YEAR ENDED DECEMBER 31, 2010

	Frontier Diversified Series	Frontier Dynamic Series	Frontier Long/Short Commodity Series	Frontier Masters Series
Interest - net	$2,225,700	$454,918	$1,120,080	$941,795
Total expenses	9,452,058	779,081	8,021,021	3,767,056
Net gain / (loss) on investments	18,519,243	347,884	15,903,113	8,845,121
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	11,135,880	23,721	11,915,293	6,019,860
Net income / (loss) per unit - Class 1	6.78	0.51	18.96	8.50
Net income / (loss) per unit - Class 1a	—	—	16.47	—
Net income / (loss) per unit - Class 2	8.69	2.15	25.77	10.44
Net income / (loss) per unit - Class 2a	—	—	18.70	—
Net income / (loss) per unit - Class 3	—	—	25.77	—
Total assets	162,415,657	30,128,892	79,526,348	67,230,426
Total owners’ capital - Class 1	90,022,131	1,219,222	31,185,756	41,213,675
Total owners’ capital - Class 1a	—	—	5,652,309	—
Total owners’ capital - Class 2	69,473,841	413,700	15,584,978	25,062,055
Total owners’ capital - Class 2a	—	—	3,761,826	—
Total owners’ capital - Class 3	—	—	20,998,571	—
Total net asset value per unit - Class 1	103.58	91.94	132.73	102.96
Total net asset value per unit - Class 1a	—	—	117.96	—
Total net asset value per unit - Class 2	106.46	94.40	153.26	105.81
Total net asset value per unit - Class 2a	—	—	121.18	—
Total net asset value per unit - Class 3	—	—	153.26	—

	Balanced Series	Campbell/Graham/ Tiverton Series	Currency Series	Long Only Commodity Series
Interest - net	$404,451	$8,268	$129,943	$83,311
Total expenses	26,553,122	4,848,257	483,015	138,332
Net gain / (loss) on investments	82,334,394	10,645,135	522,823	522,102
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	41,691,751	3,912,601	169,751	467,081
Net income / (loss) per unit - Class 1	13.41	5.81	1.09	10.52
Net income / (loss) per unit - Class 1a	10.86	—	—	—
Net income / (loss) per unit - Class 2	20.45	10.63	4.09	13.41
Net income / (loss) per unit - Class 2a	16.06	—	—	—
Net income / (loss) per unit - Class 3	16.06	—	—	—
Total assets	431,829,735	71,057,049	20,064,738	4,207,081
Total owners’ capital - Class 1	287,807,510	61,842,996	6,381,882	3,348,953
Total owners’ capital - Class 1a	5,120,558	—	—	—
Total owners’ capital - Class 2	76,715,728	8,386,332	757,518	844,278
Total owners’ capital - Class 2a	3,562,374	—	—	—
Total owners’ capital - Class 3a	3,691,280	—	—	—
Total net asset value per unit - Class 1	131.95	110.46	79.09	94.11
Total net asset value per unit - Class 1a	116.36	—	—	—
Total net asset value per unit - Class 2	159.46	131.73	95.43	103.71
Total net asset value per unit - Class 2a	133.66	—	—	—
Total net asset value per unit - Class 3	133.66	—	—	—

	Managed Futures Index Series	Winton Series	Winton/Graham Series
Interest - net	$51,321	$306,338	$263,156
Total expenses	179,735	3,812,097	4,321,685
Net gain / (loss) on investments	432,488	12,010,660	11,966,369
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	304,074	8,504,901	5,263,217
Net income / (loss) per unit - Class 1	5.42	17.47	9.77
Net income / (loss) per unit - Class 2	8.41	23.89	15.65
Total assets	5,180,194	61,570,878	64,282,827
Total owners’ capital - Class 1	1,388,452	49,350,981	45,898,246
Total owners’ capital - Class 2	3,772,011	11,368,456	11,612,192
Total net asset value per unit - Class 1	117.96	135.04	119.83
Total net asset value per unit - Class 2	129.69	153.99	144.04

FOR THE YEAR ENDED DECEMBER 31, 2009

	Frontier Diversified Series *	Frontier Dynamic Series *	Frontier Long/Short Commodity Series **	Frontier Masters Series ***
Interest - net	$489,238	$269,363	$1,213,141	$292,218
Total expenses	1,325,693	435,159	6,847,493	886,162
Net gain / (loss) on investments	(470,461)	129,144	28,920,002	(312,999)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(1,306,916)	(36,652)	8,527,351	(906,943)
Net income / (loss) per unit - Class 1	(3.20)	(8.57)	13.38	(5.54)
Net income / (loss) per unit - Class 1a	—	—	1.49	—
Net income / (loss) per unit - Class 2	(2.23)	(7.75)	18.21	(4.63)
Net income / (loss) per unit - Class 2a	—	—	2.48	—
Net income / (loss) per unit - Class 3	—	—	4.79	—
Total assets	68,990,618	28,606,956	69,635,857	43,734,039
Total owners’ capital - Class 1	32,960,540	606,255	45,759,225	14,723,330
Total owners’ capital - Class 1a	—	—	1,092,016	—
Total owners’ capital - Class 2	23,355,579	290,662	14,986,103	8,563,857
Total owners’ capital - Class 2a	—	—	876,532	—
Total owners’ capital - Class 3	—	—	6,140,056	—
Total net asset value per unit - Class 1	96.80	91.43	113.77	94.46
Total net asset value per unit - Class 1a	—	—	101.49	—
Total net asset value per unit - Class 2	97.77	92.25	127.49	95.37
Total net asset value per unit - Class 2a	—	—	102.48	—
Total net asset value per unit - Class 3	—	—	127.49	—

	Balanced Series ****	Campbell/Graham/ Tiverton Series	Currency Series	Long Only Commodity Series
Interest - net	$901,710	$293,910	$88,884	$76,629
Total expenses	19,999,746	5,084,022	603,794	143,176
Net gain / (loss) on investments	(491,297)	(697,472)	(2,057,466)	859,729
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(19,150,902)	(4,151,058)	(2,572,376)	793,182
Net income / (loss) per unit - Class 1	(6.63)	(5.89)	(18.19)	13.28
Net income / (loss) per unit - Class 1a	(6.59)	—	—	—
Net income / (loss) per unit - Class 2	(3.43)	(3.04)	(17.96)	15.84
Net income / (loss) per unit - Class 2a	(3.70)	—	—	—
Net income / (loss) per unit - Class 3	(4.37)	—	—	—
Total assets	407,656,964	79,864,025	22,527,333	4,680,691
Total owners’ capital - Class 1	286,024,307	69,447,366	7,934,382	3,711,581
Total owners’ capital - Class 1a	9,150,114	—	—	—
Total owners’ capital - Class 2	77,372,166	9,914,994	2,273,746	954,744
Total owners’ capital - Class 2a	3,298,566	—	—	—
Total owners’ capital - Class 3a	1,170,746	—	—	—
Total net asset value per unit - Class 1	118.54	104.65	78.00	83.59
Total net asset value per unit - Class 1a	105.50	—	—	—
Total net asset value per unit - Class 2	139.01	121.10	91.34	90.30
Total net asset value per unit - Class 2a	117.60	—	—	—
Total net asset value per unit - Class 3	117.60	—	—	—

	Managed Futures Index Series	Winton Series	Winton/Graham Series
Interest - net	$67,985	$361,106	$259,485
Total expenses	139,823	3,375,280	3,626,096
Net gain / (loss) on investments	(490,441)	(7,737,998)	3,919,086
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(562,279)	(6,685,179)	(2,795,125)
Net income / (loss) per unit - Class 1	(19.64)	(12.84)	(6.12)
Net income / (loss) per unit - Class 2	(18.42)	(9.94)	(3.10)
Total assets	3,799,854	58,778,262	68,237,504
Total owners’ capital - Class 1	1,831,435	48,198,317	48,168,395
Total owners’ capital - Class 2	1,941,774	10,203,862	12,522,478
Total net asset value per unit - Class 1	112.54	117.57	110.06
Total net asset value per unit - Class 2	121.28	130.10	128.39

*	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009
**	The Frontier Long/Short Commodity Series Class 3 Units began trading on May 29, 2009 and Class 1a and 2a Units began trading on June 8, 2009
***	The Frontier Masters Series began trading operations on June 9, 2009
****	The Balanced Series Class 3a Units began trading on June 3, 2009

FOR THE YEAR ENDED DECEMBER 31, 2008

	Balanced Series	Winton Series	Campbell/Graham/ Tiverton Series	Currency Series
Interest - net	$1,613,778	$316,243	$331,073	$122,102
Total expenses	24,610,998	5,016,448	7,012,949	645,010
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	100,495,769	15,824,382	24,168,791	(268,237)
Net income / (loss)	60,158,339	8,454,614	12,752,188.00	(791,145)
Net income / (loss) per unit - Class 1	23.71	16.58	18.64	(4.47)
Net income / (loss) per unit - Class 1a	21.19	—	—	—
Net income / (loss) per unit - Class 2	30.44	21.43	23.94	(1.70)
Net income / (loss) per unit - Class 2a	25.83	—	—	—
Total assets	347,440,077	85,496,323	81,004,444	29,828,596
Total owners’ capital - Class 1	264,686,994	62,283,659	69,957,155	11,900,185
Total owners’ capital - Class 2	68,996,013	11,743,367	7,807,774.00	2,946,600
Total net asset value per unit - Class 1	125.17	130.41	110.54	96.19
Total net asset value per unit - Class 1a	112.09	—	—	—
Total net asset value per unit - Class 2	142.44	140.04	124.14	109.30
Total net asset value per unit - Class 2a	121.30	—	—	—

	Winton/Graham Series	Long Only Commodity Series	Frontier Long/Short Commodity Series	Managed Futures Index Series
Interest - net	$100,204	$112,372	$921,454	$35,362
Total expenses	1,991,962	213,005	4,844,371	69,230
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	6,276,258	(2,596,899)	12,587,486	701,670
Net income / (loss)	4,384,500	(2,697,532)	(2,336,474)	667,802
Net income / (loss) per unit - Class 1	21.14	(40.48)	(1.08)	31.59
Net income / (loss) per unit - Class 2	27.12	(40.58)	2.09	35.28
Total assets	51,029,789	5,037,278	74,686,379	3,442,690
Total owners’ capital - Class 1	35,760,835	3,254,226	46,525,406	2,266,977
Total owners’ capital - Class 2	14,434,394	788,247	11,206,889	1,136,074
Total net asset value per unit - Class 1	116.18	70.31	100.39	132.18
Total net asset value per unit - Class 2	131.49	74.46	109.28	139.70

FOR THE YEAR ENDED DECEMBER 31, 2007

	Balanced Series	Winton Series	Campbell/Graham/ Tiverton Series	Currency Series
Interest - net	$6,823,418	$563,371	$1,614,470	$435,431
Total expenses	19,654,933	1,718,813	4,346,128	458,545
Net increase/(decrease) in owners’ capital resulting from operations	4,789,018	4,995,445	1,730,298	(90,083)
Net income / (loss)	(13,183,593)	3,840,003	(2,336,186.00)	(113,197)
Net income / (loss) per unit - Class 1	(5.20)	8.18	(4.37)	(0.50)
Net income / (loss) per unit - Class 1a	(5.07)	—	—	—
Net income / (loss) per unit - Class 2	(2.24)	11.80	(1.66)	2.77
Net income / (loss) per unit - Class 2a	(2.41)	—	—	—
Total assets	284,867,427	46,779,088	74,655,994	15,232,200
Total owners’ capital - Class 1	210,379,248	35,664,260	55,530,902	9,791,812
Total owners’ capital - Class 2	47,205,598	10,374,901	5,820,002.00	800,194
Total net asset value per unit - Class 1	101.46	113.83	91.90	100.66
Total net asset value per unit - Class 1a	90.90	—	—	—
Total net asset value per unit - Class 2	112.00	118.61	100.20	111.00
Total net asset value per unit - Class 2a	95.47	—	—	—

	Winton/Graham Series	Long Only Commodity Series	Frontier Long/Short Commodity Series	Managed Futures Index Series
Interest - net	$206,887	$509,099	$1,051,098	$165,165
Total expenses	593,562	329,370	2,696,846	120,630
Net increase/(decrease) in owners’ capital resulting from operations	1,258,686	545,270	(233,874)	429
Net income / (loss)	872,011	724,999	432,147	44,964
Net income / (loss) per unit - Class 1	10.34	15.34	1.05	3.84
Net income / (loss) per unit - Class 2	14.12	17.91	4.26	5.99
Total assets	7,955,224	5,051,981	50,619,254	971,247
Total owners’ capital - Class 1	6,060,207	4,730,889	31,092,746	621,740
Total owners’ capital - Class 2	1,808,776	299,179	3,658,890	335,709
Total net asset value per unit - Class 1	95.04	110.79	101.47	100.59
Total net asset value per unit - Class 2	104.37	115.04	107.19	104.42

FOR THE YEAR ENDED DECEMBER 31, 2006

	Balanced Series	Winton Series	Campbell/Graham/ Tiverton Series	Currency Series
Interest - net	$4,254,855	$36,215	$1,263,221	$418,503
Total expenses	10,436,290	106,836	2,826,870	356,310
Net increase/(decrease) in owners’ capital resulting from operations	14,339,272	400,995	3,227,653	244,087
Net income / (loss)	4,495,683	330,374	1,143,594.00	283,991
Net income / (loss) per unit - Class 1	2.08	5.65	1.97	3.50
Net income / (loss) per unit - Class 1a	(4.03)	—	—	—
Net income / (loss) per unit - Class 2	5.51	6.81	5.03	6.81
Net income / (loss) per unit - Class 2a	(2.12)	—	—	—
Total assets	323,360,253	896,062	99,825,922	18,247,686
Total owners’ capital - Class 1	228,763,765	356,924	48,843,314	6,891,891
Total owners’ capital - Class 2	49,243,207	290,721	7,350,167.00	494,736
Total net asset value per unit - Class 1	106.66	105.65	96.27	101.16
Total net asset value per unit - Class 1a	95.97	—	—	—
Total net asset value per unit - Class 2	114.24	106.81	101.86	108.23
Total net asset value per unit - Class 2a	97.88	—	—	—

	Winton/Graham Series	Long Only Commodity Series *	Frontier Long/Short Commodity Series **	Managed Futures Index Series ***
Interest - net	$422,496	$231,248	$883,143	$285,909
Total expenses	673,707	134,250	1,398,261	179,590
Net increase/(decrease) in owners’ capital resulting from operations	508,040	(415,739)	711,340	(118,380)
Net income / (loss)	256,829	(318,741)	263,054	(12,061)
Net income / (loss) per unit - Class 1	1.80	(4.55)	0.42	(3.25)
Net income / (loss) per unit - Class 2	4.52	(2.87)	2.93	(1.57)
Total assets	20,493,398	10,012,410	22,234,616	10,424,977
Total owners’ capital - Class 1	5,991,337	4,321,464	19,478,595	500,070
Total owners’ capital - Class 2	2,049,495	115,401	2,697,482	52,659
Total net asset value per unit - Class 1	84.70	95.45	100.42	96.75
Total net asset value per unit - Class 2	90.25	97.13	102.93	98.43

*	The Long Only Commodity Series broke escrow and commenced operations as of March 1, 2006.
**	The Frontier Long/Short Commodity Series broke escrow and commenced operations as of March 6, 2006.
***	The Managed Futures Index Series broke escrow and commenced operations as of April 25, 2006.

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2010.

	1st Quarter 2010 (unaudited)	2nd Quarter 2010 (unaudited)	3rd Quarter 2010 (unaudited)	4th Quarter 2010 (unaudited)
Frontier Diversified Series:
Net gain (loss) on investments	351,430	3,375,455	7,158,422	7,633,936
Net income (loss)	(268,401)	2,025,182	5,010,322	4,682,787
Increase (decrease) in net asset value per Class 1 units	(1.31)	2.02	3.18	2.89
Increase (decrease) in net asset value per Class 2 units	(0.91)	2.48	3.69	3.43
Net asset value per Class 1 units	95.49	97.51	100.69	103.58
Net asset value per Class 2 units	96.86	99.34	103.03	106.46
Frontier Dynamic Series:
Net gain (loss) on investments	66,083	71,162	107,701	102,938
Net income (loss)	(7,586)	(11,187)	26,764	15,730
Increase (decrease) in net asset value per Class 1 units	(0.82)	(0.82)	1.36	0.79
Increase (decrease) in net asset value per Class 2 units	(0.43)	(0.43)	1.79	1.22
Net asset value per Class 1 units	90.61	89.79	91.15	91.94
Net asset value per Class 2 units	91.82	91.39	93.18	94.40
Frontier Long/Short Commodity Series:
Net gain (loss) on investments	(3,246,178)	(590,859)	7,893,906	11,846,244
Net income (loss)	(1,405,236)	(2,110,378)	6,312,983	9,117,924
Increase (decrease) in net asset value per Class 1 units	(2.61)	(3.91)	10.30	15.18
Increase (decrease) in net asset value per Class 1a units	(2.18)	(3.23)	9.14	12.74
Increase (decrease) in net asset value per Class 2 units	(2.00)	(3.51)	12.73	18.55
Increase (decrease) in net asset value per Class 2a units	(1.80)	(2.84)	9.77	13.57
Increase (decrease) in net asset value per Class 3 units	(2.01)	(3.51)	12.74	18.55
Net asset value per Class 1a units	111.16	107.25	117.55	132.73
Net asset value per Class 1 units	99.31	96.08	105.22	117.96
Net asset value per Class 2 units	125.49	121.98	134.71	153.26
Net asset value per Class 2a units	100.68	97.84	107.61	121.18
Net asset value per Class 3 units	125.48	121.97	134.71	153.26
Frontier Masters Series:
Net gain (loss) on investments	847,669	42,902	4,601,601	3,352,949
Net income (loss)	447,459	(487,430)	3,691,953	2,367,878
Increase (decrease) in net asset value per Class 1 unit	0.24	(1.04)	5.73	3.57
Increase (decrease) in net asset value per Class 2 unit	0.66	(0.64)	6.29	4.13
Net asset value per Class 1 unit	94.70	93.66	99.39	102.96
Net asset value per Class 2 unit	96.03	95.39	101.68	105.81
Balanced Series:
Net gain (loss) on investments	(265,444)	20,354,107	31,652,538	30,593,193
Net increase/(decrease) in owners’ captial resulting from operations	(2,009,334)	10,199,358	18,815,391	14,686,336
Increase (decrease) in net asset value per Class 1 units	(0.73)	3.08	6.22	4.84
Increase (decrease) in net asset value per Class 1a units	(0.84)	2.51	5.25	3.94
Increase (decrease) in net asset value per Class 2 units	0.17	4.72	8.56	7.00
Increase (decrease) in net asset value per Class 2a units	(0.07)	3.73	6.90	5.50
Increase (decrease) in net asset value per Class 3a units	(0.06)	3.73	6.87	5.52
Net asset value per Class 1 units	117.81	120.89	127.11	131.95
Net asset value per Class 1a units	104.66	107.17	112.42	116.36
Net asset value per Class 2 units	139.18	143.90	152.46	159.46
Net asset value per Class 2a units	117.53	121.26	128.16	133.66
Net asset value per Class 3a units	117.54	121.27	128.14	133.66

	1st Quarter 2010 (unaudited)	2nd Quarter 2010 (unaudited)	3rd Quarter 2010 (unaudited)	4th Quarter 2010 (unaudited)
Campbell/Graham/Tiverton Series:
Net gain (loss) on investments	(1,177,468)	980,753	5,546,389	5,295,461
Net income (loss)	(2,522,861)	(244,215)	3,354,806	3,324,871
Increase (decrease) in net asset value per Class 1 units	(3.40)	(0.47)	4.84	4.84
Increase (decrease) in net asset value per Class 2 units	(3.07)	0.34	6.63	6.73
Net asset value per Class 1 units	101.25	100.78	105.62	110.46
Net asset value per Class 2 units	118.03	118.37	125.00	131.73
Currency Series:
Net gain (loss) on investments	257,227	161,214	181,704	(77,322)
Net income (loss)	170,677	69,440	91,601	(161,967)
Increase (decrease) in net asset value per Class 1 units	1.50	0.52	0.89	(1.82)
Increase (decrease) in net asset value per Class 2 units	2.45	1.32	1.78	(1.46)
Net asset value per Class 1 units	79.50	80.02	80.91	79.09
Net asset value per Class 2 units	93.79	95.11	96.89	95.43
Long Only Commodity Series:
Net gain (loss) on investments	(169,833)	(246,070)	389,776	548,229
Net income (loss)	(183,546)	(259,083)	376,775	532,935
Increase (decrease) in net asset value per Class 1 units	(3.39)	(4.99)	7.63	11.27
Increase (decrease) in net asset value per Class 2 units	(3.24)	(5.01)	8.79	12.87
Net asset value per Class 1 units	80.20	75.21	82.84	94.11
Net asset value per Class 2 units	87.06	82.05	90.84	103.71
Managed Futures Index Series:
Net gain (loss) on investments	(39,308)	236,311	29,166	206,319
Net income (loss)	(69,501)	194,676	(5,956)	184,855
Increase (decrease) in net asset value per Class 1 units	(1.00)	3.47	(0.45)	3.40
Increase (decrease) in net asset value per Class 2 units	(0.48)	4.38	0.14	4.37
Net asset value per Class 1 units	111.54	115.01	114.56	117.96
Net asset value per Class 2 units	120.80	125.18	125.32	129.69
Winton Series:
Net gain (loss) on investments	3,631,250	2,548,316	2,426,391	3,404,703
Net income (loss)	2,860,297	1,772,670	1,642,249	2,229,685
Increase (decrease) in net asset value per Class 1 units	5.78	3.53	3.43	4.73
Increase (decrease) in net asset value per Class 2 units	7.41	4.99	4.98	6.51
Net asset value per Class 1 units	123.35	126.88	130.31	135.04
Net asset value per Class 2 units	137.51	142.50	147.48	153.99
Winton/Graham Series:
Net gain (loss) on investments	(457,522)	1,834,176	3,706,234	6,883,481
Net income (loss)	(277,673)	764,172	1,699,715	3,077,003
Increase (decrease) in net asset value per Class 1 units	(0.59)	1.23	3.20	5.93
Increase (decrease) in net asset value per Class 2 units	0.26	2.42	4.82	8.15
Net asset value per Class 1 units	109.47	110.70	113.90	119.83
Net asset value per Class 2 units	128.65	131.07	135.89	144.04

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2009.

	1st Quarter 2009 (unaudited)	2nd Quarter 2009 (unaudited)	3rd Quarter 2009 (unaudited)	4th Quarter 2009 (unaudited)
Frontier Diversified Series: *
Net gain (loss) on investments	$—	$73,699	$416,034	$(960,194)
Net income (loss)	—	(1,011)	148,749	(1,454,654)
Increase (decrease) in net asset value per Class 1 units	—	(1.89)	0.84	(2.15)
Increase (decrease) in net asset value per Class 2 units	—	(1.79)	1.29	(1.73)
Net asset value per Class 1 units	—	98.11	98.95	96.80
Net asset value per Class 2 units	—	98.21	99.50	97.77
Frontier Dynamic Series: *
Net gain (loss) on investments	$—	$15,045	$63,150	$50,949
Net income (loss)	—	(1,582)	(1,858)	(33,212)
Increase (decrease) in net asset value per Class 1 units	—	(2.93)	(0.51)	(5.13)
Increase (decrease) in net asset value per Class 2 units	—	(2.82)	(0.09)	(4.84)
Net asset value per Class 1 units	—	97.07	96.56	91.43
Net asset value per Class 2 units	—	97.18	97.09	92.25
Frontier Long/Short Commodity Series: **
Net gain (loss) on investments	$10,799,151	$6,623,732	$1,658,892	$9,838,227
Net income (loss)	2,244,293	3,172,418	784,707	2,325,933
Increase (decrease) in net asset value per Class 1 units	3.75	5.04	1.04	3.55
Increase (decrease) in net asset value per Class 1a units	—	(2.47)	1.04	2.92
Increase (decrease) in net asset value per Class 2 units	4.92	6.32	2.06	4.91
Increase (decrease) in net asset value per Class 2a units	—	(2.36)	1.45	3.39
Increase (decrease) in net asset value per Class 3 units	—	(2.19)	2.07	4.91
Net asset value per Class 1a units	104.14	109.18	110.22	113.77
Net asset value per Class 1 units	—	97.53	98.57	101.49
Net asset value per Class 2 units	114.20	120.52	122.58	127.49
Net asset value per Class 2a units	—	97.64	99.09	102.48
Net asset value per Class 3 units	—	120.51	122.58	127.49
Frontier Masters Series: ***
Net gain (loss) on investments	$—	$48,703	$265,945	$(627,647)
Net income (loss)	—	(1,087)	82,865	(988,721)
Increase (decrease) in net asset value per Class 1 unit	—	(2.03)	0.35	(3.86)
Increase (decrease) in net asset value per Class 2 unit	—	(1.92)	0.79	(3.50)
Net asset value per Class 1 unit	—	97.97	98.32	94.46
Net asset value per Class 2 unit	—	98.08	98.87	95.37
Balanced Series: ****
Net gain (loss) on investments	$4,556,262	$(11,122,820)	$11,975,473	$(5,900,212)
Net increase/(decrease) in owners’ captial resulting from operations	247,088	(12,788,359)	5,151,354	(11,760,985)
Increase (decrease) in net asset value per Class 1 units	0.04	(4.15)	1.39	(3.91)
Increase (decrease) in net asset value per Class 1a units	(0.23)	(3.72)	1.07	(3.71)
Increase (decrease) in net asset value per Class 2 units	1.10	(3.70)	2.68	(3.51)
Increase (decrease) in net asset value per Class 2a units	0.65	(3.22)	2.09	(3.22)
Increase (decrease) in net asset value per Class 3a units	—	(3.23)	2.08	(3.22)
Net asset value per Class 1 units	125.21	121.06	122.45	118.54
Net asset value per Class 1a units	111.86	108.14	109.21	105.50
Net asset value per Class 2 units	143.54	139.84	142.52	139.01
Net asset value per Class 2a units	121.95	118.73	120.82	117.60
Net asset value per Class 3a units	—	118.74	120.82	117.60

*	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009
**	The Frontier Long/Short Commodity Series Class 3 Units began trading on May 29, 2009 and Class 1a and 2a Units began trading on June 8, 2009
***	The Frontier Masters Series began trading operations on June 9, 2009
****	The Balanced Series Class 3a Units began trading on June 3, 2009

	1st Quarter 2009 (unaudited)	2nd Quarter 2009 (unaudited)	3rd Quarter 2009 (unaudited)	4th Quarter 2009 (unaudited)
Campbell/Graham/Tiverton Series:
Net gain (loss) on investments	$(1,581,458)	$(3,984,875)	$4,010,009	$858,852
Net income (loss)	(2,084,257)	(4,332,755)	2,645,100	(379,146)
Increase (decrease) in net asset value per Class 1 units	(2.91)	(5.60)	3.26	(0.64)
Increase (decrease) in net asset value per Class 2 units	(2.37)	(5.48)	4.63	0.18
Net asset value per Class 1 units	107.63	102.03	105.29	104.65
Net asset value per Class 2 units	121.77	116.29	120.92	121.10
Currency Series:
Net gain (loss) on investments	$(674,397)	$(268,315)	$(434,040)	$(680,714)
Net income (loss)	(826,574)	(405,856)	(555,437)	(784,509)
Increase (decrease) in net asset value per Class 1 units	(5.56)	(2.85)	(3.91)	(5.87)
Increase (decrease) in net asset value per Class 2 units	(5.55)	(2.51)	(3.77)	(6.13)
Net asset value per Class 1 units	90.63	87.78	83.87	78.00
Net asset value per Class 2 units	103.75	101.24	97.47	91.34
Long Only Commodity Series:
Net gain (loss) on investments	$(232,988)	$568,267	$156,775	$367,675
Net income (loss)	(246,383)	550,537	139,097	349,931
Increase (decrease) in net asset value per Class 1 units	(4.27)	9.09	2.35	6.11
Increase (decrease) in net asset value per Class 2 units	(4.18)	10.07	2.75	7.20
Net asset value per Class 1 units	66.04	75.13	77.48	83.59
Net asset value per Class 2 units	70.28	80.35	83.10	90.30
Managed Futures Index Series:
Net gain (loss) on investments	$(208,699)	$(51,586)	$(82,380)	$(147,776)
Net income (loss)	(225,763)	(67,634)	(101,164)	(167,718)
Increase (decrease) in net asset value per Class 1 units	(8.50)	(2.87)	(3.08)	(5.19)
Increase (decrease) in net asset value per Class 2 units	(8.37)	(2.44)	(2.65)	(4.96)
Net asset value per Class 1 units	123.68	120.81	117.73	112.54
Net asset value per Class 2 units	131.33	128.89	126.24	121.28
Winton Series:
Net gain (loss) on investments	$(1,393,512)	$(8,138,222)	$1,155,872	$637,864
Net income (loss)	(1,551,743)	(5,410,519)	416,891	(139,808)
Increase (decrease) in net asset value per Class 1 units	(2.98)	(9.99)	0.68	(0.55)
Increase (decrease) in net asset value per Class 2 units	(2.18)	(9.86)	1.72	0.38
Net asset value per Class 1 units	127.43	117.44	118.12	117.57
Net asset value per Class 2 units	137.86	128.00	129.72	130.10
Winton/Graham Series:
Net gain (loss) on investments	$(924,910)	$(2,549,438)	$6,524,420	$869,014
Net income (loss)	(1,450,561)	(3,623,010)	2,657,692	(379,246)
Increase (decrease) in net asset value per Class 1 units	(3.06)	(6.67)	4.49	(0.88)
Increase (decrease) in net asset value per Class 2 units	(2.50)	(6.69)	6.14	(0.05)
Net asset value per Class 1 units	113.12	106.45	110.94	110.06
Net asset value per Class 2 units	128.99	122.30	128.44	128.39

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Trust, with respect to each Series of Units, engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments (including Swaps). The Trust allocates funds to affiliated Trading Companies, each of which has one-year renewable contracts with its own independent Trading Advisor(s) that will manage all or a portion of the applicable Trading Company’s assets, and make the trading decisions for the assets of each Series vested in such Trading Company (other than the Frontier Dynamic Series and Long Only Commodity Series which invests only in Swaps). In November 2010, the Campbell/Graham/Tiverton Series invested a portion of its assets in an unaffiliated Trading Company, Berkeley Quantitative Colorado Fund, LLC. The assets of each Trading Company will be segregated from the assets of each other Trading Company. The Trust has an investment objective of increasing the value of the Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies). For additional overview of the Trust’s structure and business activities, see Item 1 “BUSINESS.”

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

Investment Transactions and Valuation

The Managing Owner has evaluated the nature and type of transactions processed and estimates that it makes in preparing the Trust’s financial statements and related disclosures and has adopted Accounting Standard Codification ( “ASC”) 820, Fair Value Measurements and Disclosure, and implemented the framework for measuring fair value for assets and liabilities.

The Trust utilizes valuation techniques that are consistent with the market approach per the requirement of ASC 820 for the valuation of futures (exchange traded) contracts, forward (non-exchange traded) contracts, option contracts, swap contracts and other non-cash assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Trust applies the valuation techniques in a consistent manner for each asset or liability. The Trust records all investments at fair value in its Statements of Financial Condition, with changes in fair value reported as a component of net gain/(loss) on investments in the Statements of Operations.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At December 31, 2010, cash deposited at the clearing brokers was $85,398,794 for the Balanced Series, $678,208 for the Currency Series, and $11,090,076 for the Winton/Graham Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham/Tiverton Series, Currency Series, and Winton/Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Frontier Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 20% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held in either U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of December 31, 2010, total cash and cash equivalents and custom time deposits held at banking institutions were $81,763,130 for the Frontier Diversified Series, $16,330,890 for the Frontier Dynamic Series, $39,619,945 for the Frontier Long/Short Commodity Series, $21,269,631 for the Frontier Masters Series, $159,675,524 for the Balanced Series, $41,113,225 for the Campbell/Graham/Tiverton Series, $11,653,535 for the Currency Series, $2,924,056 for the Long Only Commodity Series, $3,580,057 for the Managed Futures Index Series, $47,217,883, for the Winton Series, and $41,240,746 for the Winton/Graham Series.

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

Tabular Disclosure of Contractual Obligations

The business of the Trust is the speculative trading of commodity interests. The majority of the Trust’s futures and forward positions, which may be categorized as “purchase obligations” under Item 303 of Regulation S-K, are short-term. That is, they are held for less than one year. Because the Trust does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Trust’s Statement of Financial Condition, a table of contractual obligations has not been presented.

Results of Operations

Market Conditions for Twelve Months Ended December 31, 2010

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

October 2010

Interest Rates

To promote a stronger pace of economic recovery the U.S. Federal Reserve recently announced that it intends to purchase an additional $600 billion of long-term Treasury securities by the middle of 2011. This decision has incited controversy not only domestically, but internationally. Emerging economies have perceived the Fed’s action as an intentional devaluing of the U.S. Dollar, a policy which could potentially wreak havoc upon their own economies. U.S. and European interest rate futures exhibited little directional movement in October, with significant volatility.

Currencies

The U.S. Dollar continued to decline in October, although at a slower rate than in September. The U.S. Dollar index dropped 1.8% for the month. The Euro and The British Pound strengthened against the U.S. Dollar, finishing up 2.3% and 2.0%, respectively, for the month. The Australian and Canadian Dollars also strengthened against their U.S. counterpart, up 1.7% and 1.0%, respectively in October.

Stock Indices

Most of the major U.S. and European stock indices finished higher in October. The DJIA, the S&P 500 Index and the NASDAQ Composite Index strengthened by 3.1%, 3.9% and 5.9%, respectively, for the month. In Europe, FTSE index futures finished up 2.4%, CAC-40 futures strengthened by 3.3% and DAX index futures finished up 6.2%.

Energy

Crude oil futures for December delivery finished up 0.6%, settling at $81.43/bbl for the month. Gasoline also strengthened, finishing up 0.8% in October. Heating oil and natural gas futures weakened, down 2.0% and 2.0%, respectively, for the month.

Metals

October witnessed significant price increases in raw materials such as metals and agricultural products. We are now in an environment in which the U.S. Dollar is weakening, commodity prices are increasing, and precious metal prices are increasing rapidly. The rise in precious metal prices, in particular, denotes a loss of faith in the U.S. Dollar. Gold and silver futures finished up 3.7% and 12.3%, respectively, in October. Platinum, palladium and copper futures also strengthened during the month, 2.9%, 12.9% and 2.2%, respectively.

Agriculturals

Rough rice and corn futures continued their climb since July this year, up 17.4% and 14.9%, respectively, in October. Cotton futures climbed as well, fueled by increased demand from China and expected poor harvests that will keep the global supply tight, up 19.9% for the month. Sugar futures have also seen dramatic increase in prices during the last few months, up 24% for October.

November 2010

Interest Rates

U.S. interest rate futures finished the month lower and European interest rate futures exhibited little directional movement in November. In the face of Euro zone problems due to Irish bank failures, short-term interest rate futures, in particular, were extremely volatile during the second half of the month.

Currencies

The U.S. Dollar strengthened in November. The U.S. Dollar index finished up 5.1% for the month. The Euro and The British Pound weakened against the U.S. Dollar, finishing 6.9% and 3.0%, respectively, for the month. The Australian and Canadian Dollars also weakened against the U.S. Dollar, down 2.5% and 0.7%, respectively in November.

Stock Indices

The major U.S. stock indices reversed the upward trend over the last few months, finishing lower in November. The DJIA, the S&P 500 Index and the NASDAQ Composite Index weakened by 1.0%, 0.2% and 0.4%, respectively, for the month. In Europe, FTSE index futures finished down 2.1%, CAC-40 futures weakened by 5.2% and DAX index futures finished up 1.3%.

Energy

Crude oil futures for January delivery finished up 2.4%, settling at $84.11/bbl for the month. Gasoline and Heating oil futures also strengthened, finishing up 5.7% and 2.8%, respectively, in November. Natural gas futures weakened, down 2.0% for the month.

Metals

Gold and silver futures continued their upward trend, up 1.9% and 14.6%, respectively, in November. Palladium and copper futures also strengthened during the month, up 8.7% and 2.2%, respectively. Platinum futures finished lower by 2.4%.

Agriculturals

Rough rice and corn futures reversed their upward trend, finishing lower by 5.7% and 8.6%, respectively, in November. Wheat futures also dropped, finishing down 8.8% for November. After rallying the first part of the month, Cotton futures, reversed and finished down 2.6%.

December 2010

Interest Rates

Similar to November, U.S. interest rate futures finished the month lower in spite of the Fed’s QE2 program. German rate futures fell during the first part of the month, recovering in the second part to finish little changed.

Currencies

After a strong November, the U.S. Dollar fell in December. The U.S. Dollar index finished down 2.7% for the month. The Euro strengthened against the U.S. Dollar, finishing up 3.1% for the month. The Australian and Canadian Dollars also strengthened against their U.S. counterpart, up 6.7% and 2.8%, respectively in December.

Stock Indices

After a weaker November, the major U.S. stock indices continued the upward trend of the last several months, finishing higher in December. The DJIA, the S&P 500 Index and the NASDAQ Composite Index strengthened by 5.2%, 6.5% and 6.2%, respectively, for the month. In Europe, FTSE index futures finished up 7.1%, CAC-40 futures strengthened by 5.1% and DAX index futures finished up 3.0%.

Energy

Crude oil futures for March delivery finished the month up 8.4%. Gasoline and heating oil futures also strengthened, finishing up 11.0% and 8.9%, respectively, in December. Natural gas futures were range-bound but still finished the month up slightly more than 6%.

Metals

Gold continued to be range-bound while silver futures continued their upward trend, up 2.5% and 9.7%, respectively, in December. Fears of commodity inflation are growing as palladium and copper futures also strengthened during the month, 14.3% and 16.3%, respectively. Platinum futures finished higher by 6.4%.

Agriculturals

Corn futures continued their upward trend, finishing higher by 15.6% in December. Wheat futures also rose, finishing up 15% for December. After rallying the first part of the month, Cotton futures reversed and finished up 23.4%.

Series Returns and Other Information

The returns for each Series and Class of Units for the twelve months ended December 31, 2010, and related information, are discussed below. Each Series had exposure to commodity interest positions within one or more sectors during fiscal 2010. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the fourth quarter (except as otherwise noted) and for the full calendar year. See comments above under Market Condition for Twelve Months Ended December 31, 2010 for information regarding the market performance of each sector on a month-by-month basis during the year. Charts depicting the performance of the various Series’ positions within each of the relevant sectors during the prior three quarters were included in the Trust’s quarterly reports on Form 10-Q previously filed.

Frontier Diversified Series

2010

The Frontier Diversified Series – Class 1 NAV gained 7.0% for the twelve months ended December 31, 2010, net of fees and expenses; the Frontier Diversified Series – Class 2 NAV gained 8.9% for the twelve months ended December 31, 2010, net of fees and expenses. For the twelve months ended December 31, 2010 the Frontier Diversified Series recorded a net gain on investments of $18,519,243, net income of $2,225,700, and total expenses of $9,452,058, resulting in a net increase in Owners’ capital from operations of $11,449,890 after non-controlling interests of $157,005. The NAV per Unit, Class 1, increased from $96.80 at December 31, 2009, to $103.58 as of December 31, 2010. The NAV per Unit, Class 2, increased from $97.77 at December 31, 2009, to $106.46 as of December 31, 2010. Total Class 1 subscriptions and redemptions for the period were $56,557,502 and $5,635,008, respectively. Total Class 2 subscriptions and redemptions for the period were $43,467,656 and $2,660,187, respectively. Ending capital at December 31, 2010, was $90,022,131 for Class 1 and $69,473,841 for Class 2.

The Frontier Diversified Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Twelve Months Ended December 31, 2010, for additional information regarding these sectors.

Sector Attribution for the Frontier Diversified Series

Frontier Dynamic Series

2010

The Frontier Dynamic Series – Class 1 NAV gained 0.6% for the twelve months ended December 31, 2010, net of fees and expenses; the Frontier Dynamic Series – Class 2 NAV gained 2.3% for the twelve months ended December 31, 2010, net of fees and expenses.

For the twelve months ended December 31, 2010 the Frontier Dynamic Series recorded a net gain on investments of $347,884, net income of $454,918, and total expenses of $779,081, resulting in a net increase in Owners’ capital from operations of $23,721. The NAV per Unit, Class 1, decreased from $91.43 at December 31, 2009, to $91.94 as of December 31, 2010. The NAV per Unit, Class 2, increased from $92.25 at December 31, 2009, to $94.40 as of December 31, 2010. Total Class 1 subscriptions and redemptions for the period were $860,542 and $261,947, respectively. Total Class 2 subscriptions and redemptions for the period were $133,094 and $19,405, respectively. Ending capital at December 31, 2010, was $1,219,222 for Class 1 and $413,700 for Class 2.

The Frontier Dynamic Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Twelve Months Ended December 31, 2010, for additional information regarding these sectors.

The Dynamic Series invests in an option market basket of which the underlying investments are not transparent to the Trust. Therefore there are no Sector Attribution charts for the Dynamic Series.

Frontier Long/Short Commodity Series

2010

The Frontier Long/Short Commodity Series – Class 1 NAV gained 16.7% for the twelve months ended December 31, 2010, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2 NAV gained 20.2% for the twelve months ended December 31, 2010, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 NAV gained 20.2% for the twelve months ended December 31, 2010, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 1 a NAV gained 16.2% for the twelve months ended December 31, 2010, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a NAV gained 18.2% for the twelve months ended December 31, 2010, net of fees and expenses.

For the twelve months ended December 31, 2010, the Frontier Long/Short Commodity Series recorded net gain on investments of $15,903,113, net income of $1,120,080, and total expenses of $8,021,021, resulting in a net increase in Owners’ capital from operations of $11,915,293 after non-controlling interests of $2,913,121. The NAV per Unit, Class 1, increased from $113.77 at December 31, 2009, to $132.73 as of December 31, 2010. The NAV per Unit, Class 2, increased from $127.49 at December 31, 2009, to $153.26 as of December 31, 2010. The NAV per Unit, Class 3, increased from $127.49 at December 31, 2009, to $153.26 as of December 31, 2010. The NAV per Unit, Class 1a, increased from $101.49 at December 31, 2009, to $117.96 as of December 31, 2010. The NAV per Unit, Class 2a, increased from $102.48 at December 31, 2009, to $121.18 as of September 30, 2010. Total Class 1 subscriptions and redemptions for the twelve months were $119,434 and $19,502,051, respectively. Total Class 2 redemptions for the twelve months were $2,103,245. There were no subscriptions. Total Class 3 subscriptions and redemptions for the twelve months were $14,889,732 and $3,211,460, respectively. Total Class 1a subscriptions and redemptions for the twelve months were $4,247,899 and $404,900, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $2,527,455 and $148,649, respectively. Ending capital at December 31, 2010, was $31,185,756 for Class 1, $15,584,978 for Class 2, $20,998,571 for Class 3, $5,652,309for Class 1a and $3,761,826 for Class 2a.

The Frontier Long/Short Commodity Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Twelve Months Ended December 31, 2010, for additional information regarding these sectors.

Sector Attribution for the Frontier Long/Short Commodity Series

Frontier Masters Series

2010

The Frontier Masters Series – Class 1 NAV gained 9.0% for the twelve months ended December 31, 2010, net of fees and expenses; the Frontier Masters Series – Class 2 NAV gained 10.9% for the twelve months ended December 31, 2010, net of fees and expenses.

For the period ended December 31, 2010 the Frontier Masters Series recorded a net gain on investments of $8,845,121, net income of $941,795, and total expenses of $3,767,056, resulting in a net increase in Owners’ capital from operations of $6,019,860. The NAV per Unit, Class 1, increased from $94.46 at December 31, 2009, to $102.96 as of December 31, 2010. The NAV per Unit, Class 2, increased from $95.37 at December 31, 2009, to $105.81 as of December 31, 2010. Total Class 1 subscriptions and redemptions for the period were $26,672,742 and $3,606,610, respectively. Total Class 2 subscriptions and redemptions for the period were $16,395,263 and $2,492,712, respectively. Ending capital at December 31, 2010, was $41,213,675 for Class 1 and $25,062,055 for Class 2.

The Frontier Masters Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Twelve Months Ended December 31, 2010, for additional information regarding these sectors.

Sector Attribution for the Frontier Masters Series

Balanced Series

2010

The Balanced Series – Class 1 NAV gained 11.3% for the twelve months ended December 31, 2010, net of fees and expenses; the Balanced Series – Class 1a NAV gained 10.3% for the twelve months ended December 31, 2010, net of fees and expenses; the Balanced Series – Class 2 NAV gained 14.7% for the twelve months ended December 31, 2010, net of fees and expenses; the Balanced Series – Class 2a NAV gained 13.7% for the twelve months ended December 31, 2010, net of fees and expenses; the Balanced Series – Class 3a NAV gained 14.9% for the twelve months ended December 31, 2010, net of fees and expenses.

For the twelve months ended December 31, 2010, the Balanced Series recorded net gain on investments of $82,334,394, net income of $404,451, and total expenses of $26,553,122, resulting in a net increase in Owners’ capital from operations of $41,691,751 after non- controlling interests of ($14,493,972). The NAV per Unit, Class 1, increased from $118.54 at December 31, 2009, to $131.95 at December 31, 2010. For Class 1a, the NAV per Unit increased from $105.50 at December 31, 2009, to $116.36 at December 31, 2010. The NAV per Unit, Class 2, increased from $139.01 at December 31, 2009, to $159.46 at December 31, 2010. For Class 2a, the NAV per Unit increased from $117.60 at December 31, 2009, to $133.66 at December 31, 2010. For Class 3a, the NAV per Unit increased from $117.60 at December 31, 2009, to $133.66 at December 31, 2010. Total Class 1 subscriptions and redemptions for the twelve months were $733,684 and $29,047,428, respectively. Total Class 1a subscriptions and redemptions for the twelve month period were $25,858 and $4,516,519, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $14,425 and $10,887,458, respectively. Total Class 2a redemptions for the twelve month period were $163,315. There were no subscriptions. Total Class 3a subscriptions and redemptions for the period were $3,412,987 and $1,382,434, respectively. Ending capital at December 31, 2010, was $287,807,510 for Class 1, $5,120,558 for Class 1a, $76,715,728 for Class 2, $3,562,374 for Class 2a and $3,691,280 for Class 3a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Twelve Months Ended December 31, 2010, for additional information regarding these sectors.

Sector Attribution for the Frontier Balanced Series

Campbell/Graham/Tiverton Series

2010

The Campbell/Graham/Tiverton Series – Class 1 NAV gained 5.6% for the twelve months ended December 31, 2010, net of fees and expenses; the Campbell/Graham/Tiverton Series – Class 2 NAV gained 8.8% for the twelve months ended December 31, 2010, net of fees and expenses.

For the twelve months ended December 31, 2010, the Campbell/Graham/Tiverton Series recorded net gain on investments of $10,645,135, net income of $8,268, and total expenses of $4,848,257, resulting in a net increase in Owners’ capital from operations of $3,912,601 after non-controlling interests of ($1,892,545). The NAV per Unit, Class 1, increased from $104.65 at December 31, 2009, to $110.46 as of December 31, 2010. The NAV per Unit, Class 2, increased from $121.10 at December 31, 2009, to $131.73 as of December 31, 2010. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2010, were $124,546 and $10,995,712, respectively. Total Class 2 redemptions for the twelve months ended December 31, 2010, were $2,174,467. There were no subscriptions. Ending capital at December 31, 2010, was $61,842,996 for Class 1 and $8,386,332 for Class 2.

The Campbell/Graham/Tiverton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Twelve Months Ended December 31, 2010, for additional information regarding these sectors.

Sector Attribution for the Campbell/Graham/Tiverton Series

Currency Series

2010

The Currency Series – Class 1 NAV gained 1.4% for the twelve months ended December 31, 2010, net of fees and expenses; the Currency Series – Class 2 NAV gained 4.5% for the twelve months ended December 31, 2010, net of fees and expenses.

For the twelve months ended December 31, 2010, the Currency Series recorded net gain on investments of $522,823, net income of $129,943, and total expenses of $483,015, resulting in a net increase in Owners’ capital from operations of $169,751. The NAV per Unit, Class 1, increased from $78.00 at December 31, 2009, to $79.09as of December 31, 2010. The NAV per Unit, Class 2, increased from $91.34 at December 31, 2009, to $95.43 as of December 31, 2010. Total Class 1 subscriptions and redemptions for the twelve months ending December 31, 2010 were $65,957, and $1,751,140, respectively. Total Class 2 redemptions for the twelve months ending December 31, 2010, was $1,553,296. There were no subscriptions. Ending capital at December 31, 2010, was $6,381,882 for Class 1 and $757,518 for Class 2.

The Currency Series may have both long and short exposure to the Currencies sector only. See comments above under Market Conditions for Twelve Months Ended December 31, 2010, for additional information regarding these sectors.

Because all returns are from the Currencies sector, there are no Sector Attribution charts for the Currency Series.

Long Only Commodity Series

2010

The Long Only Commodity Series – Class 1 NAV gained 12.6% for the twelve months ended December 31, 2010, net of fees and expenses; the Long Only Commodity Series – Class 2 NAV gained 14.9% for the twelve months ended December 31, 2010, net of fees and expenses.

For the twelve months ended December 31, 2010, the Long Only Commodity Series recorded net gain on investments of $522,102, net income of $83,311, and total expenses of $138,332, resulting in a net increase in Owners’ capital from operations of $467,081. The NAV per Unit, Class 1, increased from $83.59 at December 31, 2009 to $94.11 as of December 31, 2010. The NAV per Unit, Class 2, increased from $90.30 at December 31, 2009, to $103.71 as of December 31, 2010. Total Class 1 subscriptions and redemptions for the twelve months were $935 and $731,802, respectively. Total Class 2 redemptions for the twelve months were $209,308. There were no subscriptions. Ending capital at December 31, 2010, was $3,348,953 for Class 1 and $844,278 for Class 2.

The Long Only Commodity Series may have long-only exposure in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Twelve Months Ended December 31, 2010, for additional information regarding these sectors.

The Long Only Commodity Series invests approximately equally in the Jefferies Commodity Performance Index and the Reuters/Jefferies CRB Index. There are no Sector Attribution charts for the Long Only Commodity Series.

Managed Futures Index Series

2010

The Managed Futures Index Series – Class 1 NAV gained 4.8% for the twelve months ended December 31, 2010, net of fees and expenses; the Managed Futures Index Series – Class 2 NAV gained 6.9% for the twelve months ended December 31, 2010, net of fees and expenses.

For the twelve months ended December 31, 2010 the Managed Futures Index Series recorded a net gain on investments of $432,488, net income of $51,321, and total expenses of $179,735, resulting in a net increase in Owners’ capital from operations of $304,074. The NAV per Unit, Class 1, increased from $112.54 at December 31, 2009, to $117.96 as of December 31, 2010. The NAV per Unit, Class 2, increased from $121.28 at December 31, 2009, to $129.69 as of December 31, 2010. Total Class 1 redemptions for the twelve months were $518,756. There were no subscriptions. Total Class 2 subscriptions and redemptions for the twelve months were $2,000,000 and $398,064, respectively. Ending capital at December 31, 2010, was $1,388,452 for Class 1 and $3,772,011 for Class 2.

The Managed Futures Index Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Twelve Months Ended December 31, 2010, for additional information regarding these sectors.

Sector Attribution for the Managed Futures Index Series

Winton Series

2010

The Winton Series – Class 1 NAV gained 14.9% for the twelve months ended December 31, 2010, net of fees and expenses; the Winton Series – Class 2 NAV gained 18.4% for the twelve months ended December 31, 2010, net of fees and expenses.

For the twelve months ended December 31, 2010, the Winton Series recorded net gain on investments of $12,010,660, net income of $306,338, and total expenses of $3,812,097, resulting in a net increase in Owners’ capital from operations of $8,504,901. The NAV per Unit, Class 1, increased from $117.57 at December 31, 2009, to $135.04 as of December 31, 2010. The NAV per Unit, Class 2, increased from $130.10 at December 31, 2009, to $153.99 as of December 31, 2010. Total Class 1 subscriptions for the twelve months were $277,520 and redemptions were $5,850,898. Total Class 2 redemptions for the twelve month period were $614,265. There were no subscriptions. Ending capital at December 31, 2010, was $49,350,981 for Class 1 and $11,368,456 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Twelve Months Ended December 31, 2010, for additional information regarding these sectors.

Sector Attribution for the Winton Series

Winton/Graham Series

2010

The Winton/Graham Series – Class 1 NAV gained 8.9% for the twelve months ended December 31, 2010, net of fees and expenses; the Winton/Graham Series – Class 2 NAV gained 12.2% for the twelve months ended December 31, 2010, net of fees and expenses. For the twelve months ended December 31, 2010, the Winton/Graham Series recorded net gain on investments of $11,966,369, net income of $263,156, and total expenses of $4,321,685, resulting in a net increase in Owners’ capital from operations of $5,263,217, after non-controlling interest of ($2,644,623). The NAV per Unit, Class 1, increased from $110.06 at December 31, 2009, to $119.83 as of December 31, 2010. The NAV per Unit, Class 2, increased from $128.39 at December 31, 2009, to $144.04 as of December 31, 2010. Total Class 1 subscriptions and redemptions for the twelve months were $143,516 and $6,276,569, respectively. Total Class 2 redemptions for the twelve months were $2,310,599. There were no subscriptions. Ending capital at December 31, 2010, was $45,898,246 for Class 1 and $11,612,192 for Class 2.

The Winton/Graham Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Twelve Months Ended December 31, 2010, for additional information regarding these sectors.

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

Series Returns and Other Information

The returns for each Series and Class of Units for the twelve months ended December 31, 2009, and related information, are discussed below. Each Series had exposure to commodity interest positions within one or more sectors during fiscal 2009. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the fourth quarter (except as otherwise noted) and for the full calendar year. See comments above under Market Condition for Twelve Months Ended December 31, 2009 for information regarding the market performance of each sector on a month-by-month basis during the year. Charts depicting the performance of the various Series’ positions within each of the relevant sectors during the prior three quarters were included in the Trust’s quarterly reports on Form 10-Q previously filed.

Frontier Diversified Series

The Frontier Diversified Series began trading operations on June 9, 2009. The Frontier Diversified Series—Class 1 NAV lost 3.2% since the beginning of operation through the period ended December 31, 2009, net of fees and expenses; the Frontier Diversified Series—Class 2 NAV lost 2.2% since the beginning of operations through the period ended December 31, 2009, net of fees and expenses.

For the period ended December 31, 2009 the Frontier Diversified Series recorded a net loss on investments of $470,461, net income of $489,238, and total expenses of $1,325,693, resulting in a net decrease in Owners’ capital from operations of $1,306,916. The NAV per Unit, Class 1, decreased from $100.00 at June 8, 2009, to $96.80 as of December 31, 2009. The Net Asset Value per Unit, Class 2, decreased from $100.00 at June 8, 2009, to $97.77 as of December 31, 2009. Total Class 1 subscriptions for the period were $33,810,390 and redemptions were $10,924. Total Class 2 subscriptions for the period were $23,982,063 and redemptions were $158,494. Ending capital at December 31, 2009, was $32,960,540 for Class 1 and $23,355,579 for Class 2.

The Frontier Diversified Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Twelve Months Ended December 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Frontier Diversified Series

Frontier Dynamic Series

The Frontier Dynamic Series began trading operations on June 9, 2009. The Frontier Dynamic Series—Class 1 NAV lost 8.6% since the beginning of operations through the period ended December 31, 2009, net of fees and expenses; the Frontier Dynamic Series—Class 2 NAV lost 7.8% since the beginning of operation through the period ended December 31, net of fees and expenses.

For the period ended December 31, 2009 the Frontier Dynamic Series recorded a net gain on investments of $129,144, net income of $269,363, and total expenses of $435,159, resulting in a net decrease in Owners’ capital from operations of $36,652. The NAV per Unit, Class 1, decreased from $100.00 at June 8, 2009, to $91.43 as of December 31, 2009. The NAV per Unit, Class 2, decreased from $100.00 at June 8, 2009, to $92.25 as of December 31, 2009. Total Class 1 subscriptions for the period were $628,769. There were no redemptions. Total Class 2 subscriptions for the period were $304,800. There were no redemptions. Ending capital at December 31, 2009, was $606,255 for Class 1 and $290,662 for Class 2.

The Frontier Dynamic Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Twelve Months Ended December 31, 2009, for additional information regarding these sectors.

The Frontier Dynamic Series invests in an option market basket of which the underlying investments are not transparent to the Trust. Therefore there are no Sector Attribution charts for the Frontier Dynamic Series.

Frontier Long/Short Commodity Series

The Frontier Long/Short Commodity Series Class 3 began trading operations on May 29, 2009 and Classes 1a and 2a began trading operations on June 8, 2009.

The Frontier Long/Short Commodity Series—Class 1 NAV gained 13.3% for the twelve months ended December 31, 2009, net of fees and expenses; the Frontier Long/Short Commodity Series—Class 2 NAV gained 16.7% for the twelve months ended December 31, 2009, net of fees and expenses; the Frontier Long/Short Commodity Series—Class 3 NAV gained 3.9% since the beginning of operations through the period ended December 31, 2009; the Frontier Long/Short Commodity Series—Class 1a NAV gained 1.5% since the beginning of operations through the period ended December 31, 2009; the Frontier Long/Short Commodity Series—Class 2a NAV gained 2.5% since the beginning of operations through the period ended December 31, 2009.

For the twelve months ended December 31, 2009, the Frontier Long/Short Commodity Series recorded net gain on investments of $28,920,002, net income of $1,213,141, and total expenses of $6,847,493, resulting in a net increase in Owners’ capital from operations of $8,527,351 after non-controlling interests of ($14,758,299). The NAV per Unit, Class 1, increased from $100.39 at December 31, 2008, to $113.77 as of December 31, 2009. The NAV per Unit, Class 2, increased from $109.28 at December 31, 2008, to $127.49 as of December 31, 2009. The NAV per Unit, Class 3, increased from $122.70 at the start of operations, to $127.49 as of December 31, 2009. The NAV per Unit, Class 1a, increased from $100.00 at the start of operations, to $101.49 as of December 31, 2009. The NAV per Unit, Class 2a, increased from $100.00 at the start of operations, to $102.48 as of December 31, 2009. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2009 were $7,069,581 and $14,009,386, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2009 were $3,221,195 and $1,557,461, respectively. Total Class 3 subscriptions and redemptions from the start of operations through December 31, 2009 were $6,746,852 and $821,589, respectively. Total Class 1a subscriptions from the start of operations through December 31, 2009 were $1,080,344. There were no redemptions. Total Class 2a subscriptions from the start of operations through December 31, 2009 were $864,750. There were no redemptions. Ending capital at December 31, 2009, was $45,759,225 for Class 1, $14,986,103 for Class 2, $6,140,056 for Class 3, $1,092,016 for Class 1a and $876,532 for Class 2a. Ending capital at December 31, 2008, was $46,525,406 for Class 1 and $11,206,889 for Class 2.

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

Sector Attribution for the Long/Short Commodity Series

Frontier Masters Series

The Frontier Masters Series began trading operations on June 9, 2009. The Frontier Masters Series—Class 1 NAV lost 5.5% since the beginning of operations through the period ended December 31, 2009, net of fees and expenses; the Frontier Masters Series—Class 2 NAV lost 4.6% since the beginning of operations through the period ended December 31, 2009, net of fees and expenses.

For the period ended December 31, 2009 the Frontier Masters Series recorded a net loss on investments of $312,999, net income of $292,218, and total expenses of $886,162, resulting in a net decrease in Owners’ capital from operations of $906,943. The NAV per Unit, Class 1, decreased from $100.00 at June 8, 2009, to $94.46 as of December 31, 2009. The NAV per Unit, Class 2, decreased from $100.00 at June 8, 2009, to $95.37 as of December 31, 2009. Total Class 1 subscriptions and redemptions for the period were $15,344,142 and $4,896, respectively. Total Class 2 subscriptions for the period were $8,854,884. There were no redemptions. Ending capital at December 31, 2009, was $14,723,330 for Class 1 and $8,563,857 for Class 2.

The Frontier Masters Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Twelve Months Ended December 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Frontier Masters Series

Balanced Series

The Balanced Series—Class 1 NAV lost 5.3% for the twelve months ended December 31, 2009, net of fees and expenses; the Balanced Series—Class 1a NAV lost 5.9% for the twelve months ended December 31, 2009, net of fees and expenses; the Balanced Series—Class 2 NAV lost 2.4% for the twelve months ended December 31, 2009, net of fees and expenses; the Balanced Series—Class 2a NAV lost 3.1% for the twelve months ended December 31, 2009, net of fees and expenses; the Balanced Series—Class 3a NAV lost 3.6% since the beginning of operations through December 31, 2009, net of fees and expenses.

For the twelve months ended December 31, 2009, the Balanced Series recorded net loss on investments of $491,297, net income of $901,710, and total expenses of $19,999,746, resulting in a net decrease in Owners’ capital from operations of $19,150,902 after non-controlling interests of $438,431. The NAV per Unit, Class 1, decreased from $125.17 at December 31, 2008, to $118.54 at December 31, 2009. For Class 1a, the NAV per Unit decreased from $112.09 at December 31, 2008, to $105.50 at December 31, 2009. The NAV per Unit, Class 2, decreased from $142.44 at December 31, 2008, to $139.01 at December 31, 2009. For Class 2a, the NAV per Unit decreased from $121.30 at December 31, 2008, to $117.60 at December 31, 2009. For Class 3, the NAV per Unit decreased from $121.97 at the start of operations, to $117.60 at December 31, 2009. Total Class 1 subscriptions and redemptions for the twelve months were $75,585,729 and $29,735,827, respectively. Total Class 1a subscriptions and redemptions for the twelve-month period were $3,817,405 and $2,204,487, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $25,917,174 and $13,622,072, respectively. Total Class 2a subscriptions and redemptions for the twelve month period were $1,802,211 and $282,240, respectively. Total Class 3 subscriptions and redemptions from the start of operations through December 31, 2009 were $1,241,589 and $35,688, respectively. Ending capital at December 31, 2009, was $286,024,307 for Class 1, $9,150,114 for Class 1a, $77,372,166 for Class 2, $3,298,566 for Class 2a, and $1,170,746 for Class 3. At December 31, 2008, ending capital was $256,550,829 for Class 1, $8,136,165 for Class 1a, $67,109,662 for Class 2 and $1,886,351 for Class 2a.

The Balanced Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during fiscal 2009. See comments above under Market Conditions for Twelve Months Ended December 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Balanced Series

Campbell/Graham/Tiverton Series

The Campbell/Graham/Tiverton Series—Class 1 NAV lost 5.3% for the twelve months ended December 31, 2009, net of fees and expenses; the Campbell/Graham/Tiverton Series—Class 2 NAV lost 2.4% for the twelve months ended December 31, 2009, net of fees and expenses.

For the twelve months ended December 31, 2009, the Campbell/Graham/Tiverton Series recorded net loss on investments of $697,472, net income of $293,910, and total expenses of $5,084,022, resulting in a net decrease in Owners’ capital from operations of $4,151,058 after non-controlling interests of $1,336,526. The NAV per Unit, Class 1, decreased from $110.54 at December 31, 2008, to $104.65 as of December 31, 2009. The NAV per Unit, Class 2, decreased from $124.14 at December 31, 2008, to $121.10 as of December 31, 2009. Total Class 1 subscriptions for the twelve months ended December 31, 2009, were $10,924,243 and redemptions were $7,507,650. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2009, were $4,025,676, and $1,693,780, respectively. Ending capital at December 31, 2009, was $69,447,366 for Class 1 and $9,914,994 for Class 2. Ending capital at December 31, 2008, was $69,957,155 for Class 1 and $7,807,774 for Class 2.

The Campbell/Graham/Tiverton Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2009. See comments above under Market Conditions for Twelve Months Ended December 31, 2009, for additional information regarding these sectors.
Sector Attribution for the Campbell/Graham/Tiverton Series

Currency Series

The Currency Series—Class 1 NAV lost 18.9% for the twelve months ended December 31, 2009, net of fees and expenses; the Currency Series—Class 2 NAV lost 16.4% for the twelve months ended December 31, 2009, net of fees and expenses.

For the twelve months ended December 31, 2009, the Currency Series recorded net loss on investments of $2,057,466, net income of $88,884, and total expenses of $603,794, resulting in a net decrease in Owners’ capital from operations of $2,572,376. The NAV per Unit, Class 1, decreased from $96.19 at December 31, 2008, to $78.00 as of December 31, 2009. The NAV per Unit, Class 2, decreased from $109.30 at December 31, 2008, to $91.34 as of December 31, 2009. Total Class 1 subscriptions and redemptions for the twelve months ending December 31, 2009 were $570,243, and $2,434,358, respectively. Total Class 2 subscriptions and redemptions for the twelve months ending December 31, 2009 were $82,125 and $284,291, respectively. Ending capital at December 31, 2009, was $7,934,382 for Class 1 and $2,273,746 for Class 2. Ending capital at December 31, 2008, was $11,900,185 for Class 1 and $2,946,600 for Class 2.

All commodity interest positions of the Currency Series during 2009 were within the Currencies sector.

Long Only Commodity Series

The Long Only Commodity Series—Class 1 NAV gained 18.9% for the twelve months ended December 31, 2009, net of fees and expenses; the Long Only Commodity Series—Class 2 NAV gained 21.3% for the twelve months ended December 31, 2009, net of fees and expenses.

For the twelve months ended December 31, 2009, the Long Only Commodity Series recorded net gain on investments of $859,729, net income of $76,629, and total expenses of $143,176, resulting in a net increase in Owners’ capital from operations of $793,182. The NAV per Unit, Class 1, increased from $70.31 at December 31, 2008 to $83.59 as of December 31, 2009. The NAV per Unit, Class 2, increased from $74.46 at December 31, 2008, to $90.30 as of December 31, 2009. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2009 were $409,347 and $572,400, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2009 were $86,800 and $93,077, respectively. Ending capital at December 31, 2009, was $3,711,581 for Class 1 and $954,744 for Class 2. Ending capital at December 31, 2008, was $3,254,226 for Class 1 and $788,247 for Class 2.

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

Managed Futures Index Series

The Managed Futures Index Series—Class 1 NAV lost 14.9% for the twelve months ended December 31, 2009, net of fees and expenses; the Managed Futures Index Series—Class 2 NAV lost 13.2% for the twelve months ended December 31, 2009, net of fees and expenses.

For the twelve months ended December 31, 2009, the Managed Futures Index Series recorded a net loss on investments of $490,441, net income of $67,985, and total expenses of $139,823, resulting in a net decrease in Owners’ capital from operations of $562,279. The NAV per Unit, Class 1, decreased from $132.18 at December 31, 2008, to $112.54 as of December 31, 2009. The NAV per Unit, Class 2, decreased from $139.70 at December 31, 2008, to $121.28 as of December 31, 2009. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2009 were $708,699 and $822,446, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2009 were $1,271,138 and $224,954, respectively. Ending capital at December 31, 2009, was $1,831,435 for Class 1 and $1,941,774 for Class 2. Ending capital at December 31, 2008, was $2,266,977 for Class 1 and $1,136,074 for Class 2.

The Managed Futures Index Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2009. See comments above under Market Conditions for Twelve Months Ended December 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Managed Futures Index Series

Winton Series

The Winton Series—Class 1 NAV lost 9.8% for the twelve months ended December 31, 2009, net of fees and expenses; the Winton Series—Class 2 NAV lost 7.1% for the twelve months ended December 31, 2009, net of fees and expenses.

For the twelve months ended December 31, 2009, the Winton Series recorded net loss on investments of $7,737,998, net income of $361,106, and total expenses of $3,375,280, resulting in a net decrease in Owners’ capital from operations of $6,685,179, after minority interests of $4,066,993. The NAV per Unit, Class 1, decreased from $130.41 at December 31, 2008, to $117.57 as of December 31, 2009. The NAV per Unit, Class 2, decreased from $140.04 at December 31, 2008, to $130.10 as of December 31, 2009. Total Class 1 subscriptions for the twelve months were $287,976 and redemptions were $8,522,436. Total Class 2 subscriptions and redemptions for the twelve-month period were $200,000, and $905,208, respectively. Ending capital at December 31, 2009, was $48,198,317 for Class 1 and $10,203,862 for Class 2. Ending capital at December 31, 2008, was $62,283,659 for Class 1 and $11,743,367 for Class 2.

The Winton Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2009. See comments above under Market Conditions for Twelve Months Ended December 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Winton Series

Winton/Graham Series

The Winton/Graham Series—Class 1 NAV lost 5.3% for the twelve months ended December 31, 2009, net of fees and expenses; the Winton/Graham Series—Class 2 NAV lost 2.4% for the twelve months ended December 31, 2009, net of fees and expenses.

For the twelve months ended December 31, 2009, the Winton/Graham Series recorded net gain on investments of $3,919,086, net income of $259,485, and total expenses of $3,626,096, resulting in a net decrease in Owners’ capital from operations of $2,795,125 after non-controlling interests of ($3,347,600). The NAV per Unit, Class 1, decreased from $116.18 at December 31, 2008, to $110.06 as of December 31, 2009. The NAV per Unit, Class 2, decreased from $131.49 at December 31, 2008, to $128.39 as of December 31, 2009. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2009 were $20,207,122 and $5,384,099, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2009 were $360,401 and $1,892,655, respectively. Ending capital at December 31, 2009, was $48,168,395 for Class 1 and $12,522,478 for Class 2. Ending capital at December 31, 2008, was $35,760,835 for Class 1 and $14,434,394 for Class 2.

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

Series Returns and Other Information

The returns for each Series and Class of Units for the twelve months ended December 31, 2008, and related information, are discussed below. Each Series had exposure to commodity interest positions within one or more sectors during 2008. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the fourth quarter (except as otherwise noted) and for the full calendar year. See comments above under Market Condition for Twelve Months Ended December 31, 2008 for information regarding the market performance of each sector on a month-by-month basis during the year. Charts depicting the performance of the various Series’ positions within each of the relevant sectors during the prior three quarters were included in the Trust’s quarterly reports on Form 10-Q previously filed.

Balanced Series

The Balanced Series—Class 1 NAV gained 23.4% for the twelve months ended December 31, 2008, net of fees and expenses; the Balanced Series—Class 1a NAV gained 23.3% for the twelve months ended December 31, 2008, net of fees and expenses; the Balanced Series—Class 2 NAV gained 27.2% for the twelve months ended December 31, 2008, net of fees and expenses; the Balanced Series—Class 2a NAV gained 27.1% for the twelve months ended December 31, 2008, net of fees and expenses.

For the twelve months ended December 31, 2008, the Balanced Series recorded net gain on investments of $100,495,769, net income of $1,613,778, and total expenses of $24,610,998, resulting in a net increase in Owners’ capital from operations of $60,158,339 after minority interests of ($17,340,210). The NAV per Unit, Class 1, increased from $101.46 at December 31, 2007, to $125.17 at December 31, 2008. For Class 1a, the NAV per Unit increased from $90.90 at December 31, 2007, to $112.09 at December 31, 2008. The NAV per Unit, Class 2, increased from $112.00 at December 31, 2007, to $142.44 at December 31, 2008. For Class 2a, the NAV per Unit increased from $95.47 at December 31, 2007, to $121.30 at December 31, 2008. Total Class 1 subscriptions and redemptions for the twelve months were $53,227,589 and $46,971,227, respectively. Total Class 1a subscriptions and redemptions for the twelve-month period were $2,242,824 and $1,099,001, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $17,553,242 and $9,274,267, respectively. Total Class 2a subscriptions and redemptions for the twelve month period were $606,073 and $345,411, respectively. Ending capital at December 31, 2008, was $256,550,829 for Class 1, $8,136,165 for Class 1a, $67,109,662 for Class 2 and $1,886,351 for Class 2a. At December 31, 2007, ending capital was $204,740,748 for Class 1, $5,638,500 for Class 1a, $45,954,042 for Class 2 and $1,251,556 for Class 2a.

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

Sector Attribution for the Balanced Series

Winton Series

The Winton Series—Class 1 NAV gained 14.6% for the twelve months ended December 31, 2008, net of fees and expenses; the Winton Series—Class 2 NAV gained 18.1% for the twelve months ended December 31, 2008, net of fees and expenses.

For the twelve months ended December 31, 2008, the Winton Series recorded net gain on investments of $15,824,382, net income of $316,243, and total expenses of $5,016,448, resulting in a net increase in Owners’ capital from operations of $8,454,614, after minority interests of ($2,669,563). The NAV per Unit, Class 1, increased from $113.83 at December 31, 2007, to $130.41 as of December 31, 2008. The NAV per Unit, Class 2, increased from $118.61 at December 31, 2007, to $140.04 as of December 31, 2008. Total Class 1 subscriptions for the twelve months were $25,445,441 and redemptions were $5,428,009. Total Class 2 subscriptions and redemptions for the twelve-month period were $0, and $484,181, respectively. Ending capital at December 31, 2008, was $62,283,659 for Class 1 and $11,743,367 for Class 2. Ending capital at December 31, 2007, was $35,664,260 for Class 1 and $10,374,901 for Class 2.

The Winton Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2008. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Winton Series

Campbell/Graham/Tiverton Series

The Campbell/Graham/Tiverton Series—Class 1 NAV gained 20.3% for the twelve months ended December 31, 2008, net of fees and expenses; the Campbell/Graham/Tiverton Series—Class 2 NAV gained 23.9% for the twelve months ended December 31, 2008, net of fees and expenses.

For the twelve months ended December 31, 2008, the Campbell/Graham/Tiverton Series recorded net gain on investments of $24,168,791, net income of $331,073, and total expenses of $7,012,949, resulting in a net increase in Owners’ capital from operations of $12,752,188 after minority interests of ($4,734,727). The NAV per Unit, Class 1, increased from $91.90 at December 31, 2007, to $110.54 as of December 31, 2008. The NAV per Unit, Class 2, increased from $100.20 at December 31, 2007, to $124.14 as of December 31, 2008. Total Class 1 subscriptions for the twelve months ended December 31, 2008, were $15,128,511 and redemptions were $12,047,193. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2008, were $2,039,851, and $1,459,332, respectively. Ending capital at December 31, 2008, was $69,957,155 for Class 1 and $7,807,774 for Class 2. Ending capital at December 31, 2007, was $55,530,902 for Class 1 and $5,820,002 for Class 2.

The Campbell/Graham/Tiverton Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2008. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Campbell/Graham/Tiverton Series

Currency Series

The Currency Series—Class 1 NAV lost 4.4% for the twelve months ended December 31, 2008, net of fees and expenses; the Currency Series—Class 2 NAV lost 1.5% for the twelve months ended December 31, 2008, net of fees and expenses.

For the twelve months ended December 31, 2008, the Currency Series recorded net loss on investments of $268,237, net income of $122,102, and total expenses of $645,010, resulting in a net decrease in Owners’ capital from operations of $791,145. The NAV per Unit, Class 1, decreased from $100.66 at December 31, 2007, to $96.19 as of December 31, 2008. The NAV per Unit, Class 2, decreased from $111.00 at December 31, 2007, to $109.30 as of December 31, 2008. Total Class 1 subscriptions and redemptions for the twelve months ending December 31, 2008 were $4,569,653, and $1,825,220, respectively. Total Class 2 subscriptions and redemptions for the twelve months ending December 31, 2008 were $2,603,875 and $302,384, respectively. Ending capital at December 31, 2008, was $11,900,185 for Class 1 and $2,946,600 for Class 2. Ending capital at December 31, 2007, was $9,791,812 for Class 1 and $800,194 for Class 2.

All commodity interest positions of the Currency Series during 2008 were within the Currencies sector.

Winton/Graham Series

The Winton/Graham Series—Class 1 NAV gained 22.2% for the twelve months ended December 31, 2008, net of fees and expenses; the Winton/Graham Series— Class 2 NAV gained 26.0% for the twelve months ended December 31, 2008, net of fees and expenses.

For the twelve months ended December 31, 2008, the Winton/Graham Series recorded net gain on investments of $6,276,258, net income of $100,204, and total expenses of $1,991,962, resulting in a net increase in Owners’ capital from operations of $4,384,500. The NAV per Unit, Class 1, increased from $95.04 at December 31, 2007, to $116.18 as of December 31, 2008. The NAV per Unit, Class 2, increased from $104.37 at December 31, 2007, to $131.49 as of December 31, 2008. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2008 were $28,257,833 and $1,559,841, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2008 were $11,442,834 and $199,080, respectively. Ending capital at December 31, 2008, was $35,760,835 for Class 1 and $14,434,394 for Class 2. Ending capital at December 31, 2007, was $6,060,207 for Class 1 and $1,808,776 for Class 2.

The Winton/Graham Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2008. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Winton/Graham Series

Frontier Long Only Commodity Series

The Long Only Commodity Series—Class 1 NAV lost 36.5% for the twelve months ended December 31, 2008, net of fees and expenses; the Long Only Commodity Series—Class 2 NAV lost 35.3% for the twelve months ended December 31, 2008, net of fees and expenses.

For the twelve months ended December 31, 2008, the Long Only Commodity Series recorded net loss on investments of $2,596,899, net income of $112,372, and total expenses of $213,005, resulting in a net decrease in Owners’ capital from operations of $2,697,532. The NAV per Unit, Class 1, decreased from $110.79 at December 31, 2007 to $70.31 as of December 31, 2008. The NAV per Unit, Class 2, decreased from $115.04 at December 31, 2007, to $74.46 as of December 31, 2008. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2008 were $2,036,429 and $1,356,931, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2008 were $1,058,317 and $27,878, respectively. Ending capital at December 31, 2008, was $3,254,226 for Class 1 and $788,247 for Class 2. Ending capital at December 31, 2007, was $4,730,889 for Class 1 and $299,179 for Class 2.

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

Frontier Long/Short Commodity Series

The Frontier Long/Short Commodity Series—Class 1 NAV lost 1.1% for the twelve months ended December 31, 2008, net of fees and expenses; the Frontier Long/Short Commodity Series—Class 2 NAV gained 1.9% for the twelve months ended December 31, 2008, net of fees and expenses.

For the twelve months ended December 31, 2008, the Frontier Long/Short Commodity Series recorded net gain on investments of $12,587,486, net income of $921,454, and total expenses of $4,844,371, resulting in a net decrease in Owners’ capital from operations of $2,336,474 after minority interests of ($11,001,043). The NAV per Unit, Class 1, decreased from $101.47 at December 31, 2007, to $100.39 as of December 31, 2008. The NAV per Unit, Class 2, increased from $107.19 at December 31, 2007, to $109.28 as of December 31, 2008. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2008 were $28,403,530 and $10,999,764, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2008 were $8,253,603 and $340,236, respectively. Ending capital at December 31, 2008, was $46,525,406 for Class 1 and $11,206,889 for Class 2. Ending capital at December 31, 2007, was $31,092,746 for Class 1 and $3,658,890 for Class 2.

The Frontier Long/Short Commodity Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2008. Typically, the majority of the exposure is to the Energies, Metals and Commodities sectors. For information regarding the below sector attribution chart, see the disclosures above under Series Returns and Other Information.

Sector Attribution for the Frontier Long/Short Commodity Series

Managed Futures Index Series

The Managed Futures Index Series—Class 1 NAV gained 31.4% for the twelve months ended December 31, 2008, net of fees and expenses; the Managed Futures Index Series—Class 2 NAV gained 33.8% for the twelve months ended December 31, 2008, net of fees and expenses.

For the twelve months ended December 31, 2008, the Managed Futures Index Series recorded a net gain on investments of $701,670, net income of $35,362, and total expenses of $69,230, resulting in a net increase in Owners’ capital from operations of $667,802. The NAV per Unit, Class 1, increased from $100.59 at December 31, 2007, to $132.18 as of December 31, 2008. The NAV per Unit, Class 2, increased from $104.42 at December 31, 2007, to $139.70 as of December 31, 2008. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2008 were $1,620,857 and $416,360, respectively. Total Class 2 subscriptions for the twelve months ended December 31, 2008 were $889,180 and $315,877, respectively. Ending capital at December 31, 2008, was $2,266,977 for Class 1 and $1,136,074 for Class 2. Ending capital at December 31, 2007, was $621,740 for Class 1 and $335,709 for Class 2.

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

Additional risk of trading loss from investment in an unaffiliated Trading Company may result from the Managing Owner’s inability to directly control or stop trading in the event of exercise of certain withdrawal provisions in the investment agreement.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2010 and 2009. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Frontier Diversified Series: (1)

MARKET SECTOR	December 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$2,922,054	1.8%	$810,969	1.2%
Currencies	$2,240,613	1.4%	$635,006	0.9%
Stock Indices	$6,404,181	4.0%	$1,117,679	1.7%
Metals	$1,371,891	0.9%	$219,940	0.3%
Agriculturals/Softs	$5,305,078	3.3%	$757,524	1.1%
Energy	$7,868,442	4.9%	$385,978	0.6%
Total:	$26,112,259	16.3%	$3,927,096	5.8%

Frontier Dynamic Series: (2)

MARKET SECTOR	December 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0.0%	$—	—
Currencies	$—	0.0%	$—	—
Stock Indices	$—	0.0%	$—	—
Metals	$—	0.0%	$—	—
Agriculturals/Softs	$—	0.0%	$—	—
Energy	$—	0.0%	$—	—
Total:	$—	0.0%	$—	—

Frontier Long/Short Commodity Series:

MARKET SECTOR	December 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$322,364	0.4%	$458,373	0.7%
Currencies	$242,199	0.3%	$123,312	0.2%
Stock Indices	$411,536	0.5%	$214,885	0.3%
Metals	$329,861	0.4%	$739,536	1.1%
Agriculturals/Softs	$3,206,941	4.2%	$3,885,971	5.6%
Energy	$4,762,766	6.2%	$2,532,008	3.7%
Total:	$9,275,667	12.0%	$7,954,085	11.6%

Frontier Masters Series: (3)

MARKET SECTOR	December 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$835,668	1.3%	$362,224	1.3%
Currencies	$424,749	0.6%	$273,070	1.0%
Stock Indices	$756,786	1.1%	$317,394	1.1%
Metals	$277,901	0.4%	$91,585	0.3%
Agriculturals/Softs	$251,661	0.4%	$186,311	0.7%
Energy	$203,123	0.3%	$65,552	0.2%
Total:	$2,749,888	4.1%	$1,296,136	4.6%

Balanced Series: (4), (5)

MARKET SECTOR	December 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$8,353,253	2.2%	$8,664,284	2.3%
Currencies	$6,381,910	1.7%	$6,765,682	1.8%
Stock Indices	$18,517,071	4.9%	$14,042,370	3.7%
Metals	$3,908,168	1.0%	$1,954,885	0.5%
Agriculturals/Softs	$15,220,938	4.0%	$6,682,314	1.8%
Energy	$22,499,117	6.0%	$3,351,748	0.9%
Total:	$74,880,457	19.8%	$41,461,283	11.0%

Campbell/Graham/Tiverton Series:

MARKET SECTOR	December 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$718,098	1.0%	$1,896,966	2.4%
Currencies	$1,434,603	2.0%	$2,228,877	2.8%
Stock Indices	$1,023,873	1.5%	$1,163,045	1.5%
Metals	$206,109	0.3%	$195,419	0.2%
Agriculturals/Softs	$327,581	0.5%	$755,928	1.0%
Energy	$233,916	0.3%	$133,992	0.2%
Total:	$3,944,180	5.6%	$6,374,227	8.1%

Currency Series: (6)

MARKET SECTOR	December 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0%	$—	0%
Currencies	$381,279	1.9%	$166,661	0.7%
Stock Indices	$—	0%	$—	0%
Metals	$—	0%	$—	0%
Agriculturals/Softs	$—	0%	$—	0%
Energy	$—	0%	$—	0%
Total:	$381,279	1.9%	$166,661	0.7%

Long Only Commodity Series:

MARKET SECTOR	December 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0.0%	$—	0.0%
Currencies	$—	0.0%	$—	0.0%
Stock Indices	$—	0.0%	$—	0.0%
Metals	$97,920	2.3%	$110,400	2.4%
Agriculturals/Softs	$138,720	3.3%	$156,400	3.4%
Energy	$171,360	4.1%	$193,200	4.1%
Total:	$408,000	9.7%	$460,000	9.9%

Managed Futures Index Series:

MARKET SECTOR	December 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$144,635	2.8%	$85,348	2.3%
Currencies	$338,036	6.6%	$87,620	2.3%
Stock Indices	$105,228	2.0%	$95,314	2.5%
Metals	$37,502	0.7%	$5,542	0.1%
Agriculturals/Softs	$94,797	1.8%	$33,252	0.9%
Energy	$44,273	0.9%	$14,409	0.4%
Total:	$764,471	14.8%	$321,485	8.5%

Winton Series:

MARKET SECTOR	December 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$732,649	1.2%	$1,363,844	2.3%
Currencies	$1,247,838	2.1%	$1,337,445	2.3%
Stock Indices	$950,979	1.6%	$1,365,395	2.3%
Metals	$274,568	0.5%	$353,132	0.6%
Agriculturals/Softs	$675,764	1.1%	$577,065	1.0%
Energy	$259,374	0.4%	$60,996	0.1%
Total:	$4,141,172	6.9%	$5,057,877	8.6%

Winton/Graham Series:

MARKET SECTOR	December 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,277,380	2.2%	$1,816,487	3.0%
Currencies	$2,303,772	4.0%	$2,252,403	3.7%
Stock Indices	$1,627,973	2.8%	$1,411,504	2.3%
Metals	$322,999	0.6%	$335,103	0.6%
Agriculturals/Softs	$721,077	1.3%	$975,542	1.6%
Energy	$418,361	0.7%	$148,812	0.2%
Total:	$6,671,562	11.6%	$6,939,851	11.4%

(1)	As of December 31, 2010 and December 31, 2009, a portion of the assets of the Frontier Diversified Series was invested in an Option basket of futures contracts with a notional value of $15,569,595 and $22,760,455, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(2)	As of December 31, 2010 and December 31, 2009, a portion of the assets of the Frontier Dynamic Series was invested in an Option basket of futures contracts with a notional value of $27,048,602 and $25,875,001, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(3)	As of December 31, 2010 and December 31, 2009, a portion of the assets of the Frontier Masters Series was invested in an Option basket of futures contracts with a notional value of $26,242,246 and $15,927,157, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(4)	As of December 31, 2010 and December 31, 2009, a portion of the assets of the Balanced Series was invested in the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series. The Balanced Series effective ownership in these Series as of December 31, 2010 was 63.9%, 0.0%, 94.0% and 0.0%, respectively. As of December 31, 2009 the Balanced Series effective ownership was 54.6%, 16.3%, 66.7% and 63.6%, respectively. Including its investment in this Series, total value at risk for the Balanced Series would be $74,880,457, or 19.8% of capitalization as of December 31, 2010 and $43,016,998, or 11.4% of capitalization as of December 31, 2009.
(5)	As of December 31, 2010 and December 31, 2009, a portion of the assets of the Balanced Series was invested in an Option basket of futures contracts with a notional value of $68,460,196 and $129,084,678, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(6)	As of December 31, 2010 and December 31, 2009, a portion of the assets of the Currency Series was invested in an Option basket of futures contracts with a notional value of $11,567,063 and $15,426,942, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2010 and 2009, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Frontier Diversified Series:

MARKET SECTOR	December 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,926,805	1.2%	$522,354	0.8%
Currencies	$546,042	0.3%	$462,733	0.7%
Stock Indices	$2,208,762	1.4%	$316,181	0.5%
Metals	$—	0.0%	$184,885	0.3%
Agriculturals/Softs	$82,136	0.1%	$73,420	0.1%
Energy	$12,360	0.0%	$25,299	0.0%
Total:	$4,776,105	3.0%	$1,584,872	2.4%

Frontier Dynamic Series:

MARKET SECTOR	December 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0.0%	$—	0.0%
Currencies	$—	0.0%	$—	0.0%
Stock Indices	$—	0.0%	$—	0.0%
Metals	$—	0.0%	$—	0.0%
Agriculturals/Softs	$—	0.0%	$—	0.0%
Energy	$—	0.0%	$—	0.0%
Total:	$—	0.0%	$—	0.0%

Frontier Long/Short Commodity Series:

MARKET SECTOR	December 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$66,120	0.1%	$150,180	0.2%
Currencies	$1,254	0.0%	$123,312	0.2%
Stock Indices	$85,572	0.1%	$133,926	0.2%
Metals	$—	0.0%	$263,874	0.4%
Agriculturals/Softs	$3,384	0.0%	$106,174	0.2%
Energy	$30,730	0.0%	$68,216	0.1%
Total:	$187,060	0.2%	$845,682	1.3%

Frontier Masters Series:

MARKET SECTOR	December 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$410,199	0.6%	$265,495	0.9%
Currencies	$58,054	0.1%	$201,422	0.7%
Stock Indices	$356,351	0.5%	$205,099	0.7%
Metals	$—	0.0%	$147,035	0.5%
Agriculturals/Softs	$5,516	0.0%	$52,836	0.2%
Energy	$—	0.0%	$7,969	0.0%
Total:	$830,120	1.2%	$879,856	3.0%

Balanced Series:

MARKET SECTOR	December 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$5,521,643	1.5%	$5,354,182	1.4%
Currencies	$1,642,252	0.4%	$4,835,251	1.3%
Stock Indices	$6,375,104	1.7%	$2,991,063	0.8%
Metals	$—	0.0%	$1,407,054	0.4%
Agriculturals/Softs	$238,151	0.1%	$584,722	0.2%
Energy	$34,412	0.0%	$260,941	0.1%
Total:	$13,811,562	3.7%	$15,433,213	4.2%

Campbell/Graham/Tiverton Series:

MARKET SECTOR	December 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$557,652	0.8%	$1,418,447	1.8%
Currencies	$1,110,441	1.6%	$1,874,435	2.4%
Stock Indices	$317,512	0.5%	$817,800	1.0%
Metals	$—	0.0%	$370,502	0.5%
Agriculturals/Softs	$4,760	0.0%	$148,341	0.2%
Energy	$—	0.0%	$49,543	0.1%
Total:	$1,990,365	2.9%	$4,679,068	6.0%

Currency Series:

MARKET SECTOR	December 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0%	$—	0%
Currencies	$381,279	1.9%	$166,661	0.7%
Stock Indices	$—	0%	$—	0%
Metals	$—	0%	$—	0%
Agriculturals/Softs	$—	0%	$—	0%
Energy	$—	0%	$—	0%
Total:	$381,279	1.9%	$166,661	0.7%

Long Only Commodity Series:

MARKET SECTOR	December 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0.0%	$—	0.0%
Currencies	$—	0.0%	$—	0.0%
Stock Indices	$—	0.0%	$—	0.0%
Metals	$—	0.0%	$—	0.0%
Agriculturals/Softs	$—	0.0%	$—	0.0%
Energy	$—	0.0%	$—	0.0%
Total:	$—	0.0%	$—	0.0%

Managed Futures Index Series:

MARKET SECTOR	December 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$92,028	1.8%	$48,771	1.3%
Currencies	$261,469	5.1%	$68,777	1.8%
Stock Indices	$26,578	0.5%	$73,146	1.9%
Metals	$—	0.0%	$5,542	0.1%
Agriculturals/Softs	$—	0.0%	$—	0.0%
Energy	$—	0.0%	$1,108	0.0%
Total:	$380,075	7.4%	$197,344	5.1%

Winton Series:

MARKET SECTOR	December 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$493,895	0.8%	$1,149,824	2.0%
Currencies	$169,102	0.3%	$892,285	1.5%
Stock Indices	$372,542	0.6%	$667,692	1.1%
Metals	$—	0.0%	$116,640	0.2%
Agriculturals/Softs	$18,104	0.0%	$35,596	0.1%
Energy	$—	0.0%	$16,051	0.0%
Total:	$1,053,643	1.7%	$2,878,088	4.9%

Winton/Graham Series:

MARKET SECTOR	December 31, 2010		December 31, 2009
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$946,871	1.6%	$1,548,343	2.6%
Currencies	$1,397,419	2.4%	$1,910,549	3.1%
Stock Indices	$574,458	1.0%	$850,468	1.4%
Metals	$—	0.0%	$174,560	0.3%
Agriculturals/Softs	$16,207	0.0%	$68,353	0.1%
Energy	$—	0.0%	$53,463	0.1%
Total:	$2,934,955	5.0%	$4,605,736	7.6%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of December 31, 2010, by market sector.

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

However, because certain of the Trading Advisors’ strategies involve some discretionary aspects in addition to their technical factors, certain of the Trading Advisors may occasionally use discretion in investing the assets of a Trading Company. For example, the Trading Advisors often use discretion in selecting contracts and markets to be followed. In exercising such discretion, such Trading Advisor may take positions opposite to those recommended by the Trading Advisor’s trading system or signals. Discretionary decision making may also result in a Trading Advisor failing to capitalize on certain price trends or making unprofitable trades in a situation where another trader relying solely on a systematic approach might not have done so. Furthermore, such use of discretion may not enable the relevant Series of the Trust to avoid losses, and in fact, such use of discretion may cause such Series to forego profits which it may have otherwise earned had such discretion not been used.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the Trust and each Series as of December 31, 2010 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2010, the internal control over financial reporting for the Trust and each Series is effective based on the criteria established in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Trust’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Trust to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Trust’s internal control over financial reporting during the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Principals of the Managing Owner

The current officers and directors of the Managing Owner are as follows:

Robert J. Enck is the President and Chief Executive Officer of the Managing Owner, and serves as a member of the management committee, or the Executive Committee. Mr. Enck has been listed as a principal of the Managing Owner since July 2007. Mr. Enck joined the Managing Owner on March 1, 2007, with more than 20 years of extensive management experience with large, highly regulated health care organizations such as Bristol-Myers Squibb and Quintiles as well as with more entrepreneurial venture capital funded organizations. Most recently, from March 2003 to March 2007, Mr. Enck was the Senior Managing Director of The Hermes Group LLC, an advisory firm that specialized in management advisory services, as well as merger and acquisition-related services. At the Hermes Group, Mr. Enck was a member of the ownership team that acquired Ascendia Brands (formerly Lander Company), a $200 million health and beauty care company. As part of this team, Mr. Enck focused on acquisitions, marketing, outsourcing initiatives and the reverse merger of Lander into a public company. Prior to joining Hermes, from March 2001 to March 2003, Mr. Enck served as a General Manager and Vice President within Quintiles Transnational, a multi-national pharmaceutical services firm with nearly two billion dollars in annual revenues. Mr. Enck joined Quintiles as a result of Quintiles’ acquisition of Beansprout Networks, where Mr. Enck served as CEO. As CEO of Beansprout, Mr. Enck conceived of and executed a dramatic refocus of the company and engineered the successful transaction with Quintiles. Prior to joining Beansprout, from September 1998 to March 2001, Mr. Enck was President of Rx Remedy Information Services, a company focused on providing pharmaceutical firms with longitudinal patient-reported health care information. Before that, Mr. Enck was with Summit Medical Systems from January 1994 to September 1998, where he held a number of senior-level positions, including President and General Manager of its subsidiary, Medical Information Systems (MIS), as well as Vice President of Sales and Marketing of parent company, Summit. Mr. Enck joined Summit when it was a private firm and was a member of the management team that grew the business and conducted a successful IPO. Additionally, Mr. Enck served as President of MIS, where he executed its sale to United Healthcare. Earlier, he spent nine years with Bristol-Myers Squibb and held management positions in the areas of managed care, government programs and sales management. Mr. Enck holds a B.S. degree in Natural Sciences from St. John’s University, Collegeville, MN and an MBA in Management from the University of St. Thomas, St. Paul, MN.

Richard E. Bornhoft is the Chairman of the Executive Committee and Chief Investment Officer of the Managing Owner. Mr. Bornhoft has been listed as a principal and registered as an associated person of the Managing Owner since August 2003. Mr. Bornhoft also is President of The Bornhoft Group Corporation, or The Bornhoft Group, and has been listed as a principal and registered as an associated person of The Bornhoft Group since September 1985 and November 1985, respectively. Mr. Bornhoft is also a principal of Bornhoft Group Securities Corporation, a registered broker/dealer. Mr. Bornhoft was a principal of SectorQuant Capital Management, LLC an investment adviser registered under the Investment Advisers Act from July 2002 until March 2009. Mr. Bornhoft has over 25 years of experience in advising both private and institutional clientele in the alternative investment industry, beginning his career in June 1979. The Bornhoft Group was formed in 1985 as an investment management firm, providing alternative investments (i.e., investments other than long-only investments in publicly-traded stocks, bonds and cash-equivalent securities) to institutions and high net worth investors. Over the past two decades, Mr. Bornhoft has been responsible for the planning and execution of The Bornhoft Group’s business strategy. This responsibility has included such tasks as the design and implementation of the asset allocation, valuation and risk management systems, and the management of client assets into alternative investment products and services. His company has designed and operated managed futures portfolios for approximately 20 pension plans, corporations and banking institutions throughout the world. From March 1990 to June 1997, Mr. Bornhoft was a principal and associated person of Hart-Bornhoft Group, Inc, a registered CTA and CPO. From July 1996 to September 2000, Mr. Bornhoft was a principal and associated person of Covenant Portfolio Management Inc., a registered CTA and CPO, and from December 1997 to March 2001, Mr. Bornhoft was a principal and associated person of Warwick Capital Management, Inc., a registered CTA. From June 1998 to August 2001, Mr. Bornhoft was a principal and associated person of The Bornhoft Advisory Group Corporation, a registered CTA. Prior to forming The Bornhoft Group in September 1985, from February 1983 to August 1985, Mr. Bornhoft was Vice-President of Product Development for the Managed Account Corporation, an investment-consulting firm that offered managed futures products to its clientele. From June 1979 to August 1985, he held various positions at a guaranteed introducing broker of Geldermann, Inc., a Chicago-based futures brokerage firm and registered FCM, including a Denver branch manager. Additional activities included developing managed futures trading systems and advising client assets in managed futures. He has served on numerous arbitration boards and various committees of certain regulatory and industry organizations and is a frequent speaker at international conferences and symposiums on alternative investments. He has written numerous articles in leading financial publications and is a contributing author to The Handbook of Managed Futures – Performance, Evaluation and Analysis (McGraw-Hill, 1997) and Searching for Alpha—The Quest for Exceptional Investment Performance (Wiley, 2000). Mr. Bornhoft was a founding principal of Morningstar Hedge Inc. He currently holds SEC/FINRA Series 7, 24 and 63 registrations, in addition to a CFTC/NFA Series 3 registration.

Ron S. Montano is the Chief Administration Officer and Secretary of the Managing Owner. Mr. Montano has been listed as a principal of the Managing Owner since August 2003. Mr. Montano is also the Chief Operations Officer of The Bornhoft Group. Mr. Montano joined the Bornhoft Group in November 1997 and has been listed as a principal thereof since May 1998. Mr. Montano is also a principal of Bornhoft Group Securities Corporation. From June 1998 to August 2001, Mr. Montano was a principal and associated person of The Bornhoft Advisory Group Corporation, a registered CTA. His responsibilities include providing oversight and management to all divisions of The Bornhoft Group companies, managing all personnel activities, and directing marketing campaigns. Mr. Montano draws upon his extensive experience in leadership and management skills during his successful and highly decorated 23-year career in the United States Army/Army Recruiting Command. He achieved the rank of Command Sergeant Major responsible for administrative functions including manpower assessment, relocation and problem solving, training, documentation and community relations. During his tenure, his oversight has included overseeing six recruiting companies and 51 recruiting stations within the New England states territory, and seven companies and 52 recruiting offices and over 300 recruiting sales representatives in Michigan, which was the largest recruiting territory in the United States. He graduated with a degree in Applied Science as well as being selected for and graduated from the United States Army Sergeants Major Academy. Mr. Montano was selected to be directly involved in the United States Army Recruiting Command policy development process. He has been highly decorated for his accomplishments in promoting his assigned territories, which earned him the Army’s coveted “Legion of Merit Award.”

S. Brent Bales is the Chief Financial Officer of the Managing Owner. Mr. Bales has been listed as a principal of the Managing Owner since August 2003. Mr. Bales is also the Vice President of Finance for The Bornhoft Group. Mr. Bales joined The Bornhoft Group in June 2000 and has been listed as a principal thereof since December 2001. Prior to that, from June 1992 through June 2000, he was employed as the Controller of Colorado Pen Company. Mr. Bales’ responsibilities include supervision of all accounting activities, valuation of client portfolios and monitoring of risk management systems. Mr. Bales has over 25 years of experience in finance, accounting and the operation of businesses, as well as over 15 years of experience in senior management positions with various start-up and developmental businesses. His past experience includes tenures with Touche Ross & Co. and other corporations with responsibilities that encompassed auditing, revenue and cost accounting, cash management and tax audit representation. Mr. Bales received his Bachelor’s degree in Accounting in 1973 from University of Denver and his Certified Public Accountant certification in 1977.

Executive Committee of the Managing Owner

The Executive Committee is responsible for the general oversight of the Managing Owner’s business and the Frontier Fund and functions like a board of directors of a corporation. The members of the Executive Committee are Richard E. Bornhoft, Richard Knott, David DeMuth and Robert J. Enck.

Robert J. Enck—Mr. Enck’s biography appears above under the caption “The Managing Owner—Principals of the Managing Owner.”

Richard E. Bornhoft—Mr. Bornhoft’s biography appears above under the caption “The Managing Owner—Principals of the Managing Owner.”

Richard Knott is a member of the Executive Committee of the Managing Owner, and was approved as a principal of the Managing Owner in September 2010. As a member of the Executive Committee and principal of Equinox, Mr. Knott will have general oversight over The Frontier Fund’s operations. Since February 2010, Mr. Knott has served as a consultant to the Managing Owner. As a consultant, Mr. Knott advised senior management on market practices relating to distribution and marketing in the financial services industry. From October 2009 until February 2010, Mr. Knott was conducting personal research related to the financial services industry. From August 2006 to October 2009, Mr. Knott served as EVP, President at Oppenheimer Funds, a broker-dealer, and was responsible for all sales and marketing activities in this position. This role consisted of strategy, leadership, oversight and results of mutual fund sales, retirement sales, sub-advised sales and HNW sales. In addition, he was responsible for all Relationship Management/Key Account functions, E-commerce, Product Development, and all Advisor & Investor Marketing activities. From January 2005 to August 2006, Mr. Knott was SVP, National Sales Director for Oppenheimer Funds, responsible for overseeing all sales activities for the 250 plus sales personnel, and from August 1999 to January 2005, Mr. Knott was Senior Vice President, Sales & Operations. Prior to joining Oppenheimer Funds, Mr. Knott served as the Director for Mutual Fund & Annuity Operations of Prudential Financial, an insurance company, from June 1989 to August 1999, in which he was responsible for leadership and oversight of all operational functions and call center functions for Prudential Financial. Mr. Knott graduated summa cum laude from Temple University in June 1993 with a degree in Accounting. He currently holds Series 6, 7, 24, 26 63 licenses with FINRA.

David P. DeMuth is a member of the Executive Committee of the Managing Owner. Mr. DeMuth is pending as a principal of the Managing Owner since January 2011. In May 2006, he co-founded CFO Consulting Partners LLC, an entity which provides interim CFO services to public and private companies. Prior to co-founding CFO Consulting Partners LLC, he was an independent consultant providing accounting and risk management services from March 2002 to April 2006, Interim Co-Chief Financial Officer and Treasurer at Kodak Polychrome Graphics (a $2 billion global manufacturer of graphic arts materials) from September 1999 to March 2002, CFO of Troy Corporation (a $150 million global specialty chemical manufacturer) from June 1996 to September 1999, Division Vice President of Continental Grain Company (a multi-billion provider of commodities and financial services) from August 1990 to June 1996, Treasurer of National Starch and Chemical Company (a $3 billion global specialty chemical manufacturer) from March 1986 to August 1990, and Director of Tax Services at PepsiCo Inc. (a multi-billion global consumer products (beverage and food) company) from May 1980 to March 1986. His industry experience includes technology, real estate development, financial services, specialty chemicals, global manufacturing/distribution, graphic arts and consumer products. His global focus is Risk Management, Internal Controls, Structured Capital Market Transactions and Regulatory Compliance. He has developed complex global strategies to manage financial reporting, financial and operations risks and compliance with regulatory authorities (SEC, tax, etc.). He was an accountant with KPMG, an accounting firm, from September 1974 to May 1980. Mr. DeMuth holds a BS in Accounting from Loyola University, and an MBA in Finance from LaSalle University. He is a Certified Public Accountant (CPA).

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

Employees will conduct their daily duties in a responsible manner to ensure that all customers are treated fairly and equally. The reputation of the Managing Owner is crucial to its business, and understanding that the Managing Owner will make every effort to ensure the reputation of the Managing Owner is not tarnished in any way. Employees are urged to seek the advice of their supervisor for any questions applicable to this code relative to their individual circumstances.

Item 11.	EXECUTIVE COMPENSATION.

The Trust has no directors or officers. Its affairs are managed solely by the Managing Owner, which receives compensation for its services from the Trust, as follows:

Management Fees

Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of the assets attributable to such Series’, (including notional assets) calculated on a daily basis. The annual rate of the management fee is: 0.5% for the Balanced Series; 0.75% for the Frontier Diversified Series; 2.0% for the Frontier Masters Series, Winton Series, Currency Series, Long Only Commodity Series and Managed Futures Index Series; 2.5% for the Winton/Graham Series and Campbell/Graham/Tiverton Series; and 3.5% for the Frontier Long/Short Commodity Series. The Managing Owner does not charge a management fee for the assets of the Frontier Dynamic Series committed to one or more Swaps which reference one or more managed futures programs that already include Trading Advisor management fees. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for each Series.

Incentive Fees

Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Winton/Graham Series, Campbell/Graham/Tiverton Series, Currency Series and Frontier Long/Short Commodity Series may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period these Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Diversified Series, Balanced Series and 20% for the Frontier Masters Series, Winton Series, Currency Series, Winton/Graham Series, Campbell/Graham/Tiverton Series and Frontier Long/Short Commodity Series. There is no incentive fee for the Frontier Dynamic Series, Long Only Commodity Series or the Managed Futures Index Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

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

Other Fees

The Frontier Long/Short Commodity Series (Classes 1,2 and 3), Balanced Series, Currency Series, Campbell/Graham/Tiverton Series, Long/Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series pays to the Managing Owner a monthly trading fee, or FCM Fee, up to 1/12th of 0.75% of such Series’ NAV, calculated daily. The Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series (Classes 1a and 2a) and Frontier Masters Series pays to the Managing Owner a monthly trading fee, or FCM Fee, up to 1/12th of 2.25% and a custodial/due diligence fee of 1/12th of 0.12% of such Series’ NAV, calculated daily. Also, a monthly service fee equal to 3.0% of the NAV, calculated daily, is paid to the Managing Owner. The Managing Owner pays the service fee to Selling Agents to assist in the making of offers and sales of Units and provide customary ongoing services including advising Limited Owners. To the extent that an affiliate of the Managing Owner provides such services, it may receive service fees in proportion to the valuation of its clients’ accounts.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Trust has no officers or directors. Its affairs are managed solely by the Managing Owner. Set forth in the table below is information regarding the beneficial ownership of Units of the principals of the Managing Owner as of March 4, 2011:

Equinox Fund Management, LLC*:

Series/Class of Units	Units Owned	Percentage Ownership of Each Series/Class
Frontier Diversified Series – Class 1	275	0.03%
Frontier Diversified Series – Class 2	15,285	2.30%
Frontier Dynamic Series – Class 1	275	2.02%
Frontier Dynamic Series – Class 2	275	0.09%
Frontier Long/Short Commodity Series – Class 1a	275	0.48%
Frontier Long/Short Commodity Series – Class 2	8,544	8.51%
Frontier Long/Short Commodity Series – Class 2a	275	0.79%
Frontier Masters Series – Class 1	275	0.07%
Frontier Masters Series – Class 2	6,586	2.65%
Balanced Series – Class 2	16,806	3.58%
Balanced Series – Class 2a	1,237	4.64%
Currency Series – Class 2	29	0.02%
Campbell/Graham/Tiverton Series – Class 2	1,036	1.68%
Long Only Commodity Series – Class 2	494	6.40%
Managed Futures Index Series – Class 2	18,314	64.30%
Winton Series – Class 2	1,499	2.03%
Winton/Graham Series – Class 2	428	0.57%

*	The Managing Owner is required to maintain at least a 1% interest in the aggregate capital, profits and losses of the Trust. The Managing Owner’s interest of $9,993,150 in the aggregate capital of the Trust of $921,678,606 at March 4, 2011 is 1.08%.

Richard E. Bornhoft:

Series/Class of Units	Units Owned	Percentage Ownership of Each Series/Class
Frontier Diversified Series – Class 2	183	0.03%
Balanced Series – Class 2	35	0.01%

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

The following table sets forth the fees billed to Equinox Fund Management, LLC, the Managing Owner of the Trust, for professional services provided by McGladrey & Pullen, LLP, the Trust’s independent registered public accounting firm, for the years ended December 31, 2010 and 2009. In accordance with the prospectus of the Trust, the Managing Owner has agreed to pay all costs of the Trust, and the Trust therefore bears no direct obligation to its independent registered public accounting firm.

FEE CATEGORY	2010	2009
Audit Fees(1)	$305,550	$288,740
Audit-Related Fees(2)	$66,000	$79,250
Tax Fees(3)	$0	$0
All Other Fees(4)	$34,200	$0
TOTAL FEES	$405,750	$367,990

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Trust’s financial statements and review of financial statements included in the Trust’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees for assurance and related services by McGladrey & Pullen, LLP that are reasonably related to the performance of the audit or review of the Trust’s financial statements and are not reported under “Audit Fees,” above.
(3)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of any fees not otherwise reported in this table

The Managing Owner approved all the services provided by McGladrey & Pullen, LLP to the Trust described above. The Managing Owner has determined that the payments made to McGladrey & Pullen, LLP for these services during 2010 and 2009 are compatible with maintaining that firm’s independence. The Managing Owner pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)	The response to these portions of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.2	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents**

1.3	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.4	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.5	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.6	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the Prospectus as Exhibit A)****

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)****

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)****

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)****

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)****

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)****

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)****

10.1	Form of Amended and Restated Escrow Agreement among the Registrant, Equinox Fund Management, LLC, Bornhoft Group Securities Corporation and the U.S. Bank National Association, Denver Colorado***

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC*

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London***

10.25	Form of Brokerage Agreement between each Trading Company and Fimat USA, LLC****

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor****

10.31	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Long Only Commodity Series of the Registrant***

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Equinox Fund Management, LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Equinox Fund Management, LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.36	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Managed Futures Index Series of the Registrant***

10.37	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Balanced Series of the Registrant+

10.4	Form of Cash Management Agreement between Equinox Fund Management, LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Equinox Fund Management, LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

21.1	Subsidiaries of Registrant. (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.2	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.10	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.11	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.12	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.
**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.
***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.
****	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.
+	Previously filed as like-numbered exhibit on Form 10-Q for the period ended June 30, 2008.

(1)	The Trust holds a majority of the equity interests in the various Trading Companies, which are the trading vehicles established for the various Series of Units of the Trust. In the financial statements of the Trust, Trading Companies in which a Series has a majority equity interest are consolidated by such Series, and investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method of accounting, which approximates fair value and are carried in the statement of financial condition of such Series at fair value. In addition, financial statements of each of the unconsolidated Trading Companies are included in accordance with Rule 3-09 of Regulation S-X under the Securities Act of 1933, as amended. Although not required pursuant to Rule 3-09 of Regulation S-X under the Securities Act of 1933, financial statements of each consolidated Trading Company of the Trust are also included in the interest of providing a more complete presentation.

Report of Independent Registered Public Accounting Firm

To the Unitholders

The Frontier Fund

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of the Frontier Diversified Series, Frontier Dynamics Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Campbell/Graham/Tiverton Series, Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and the Winton/Graham Series of The Frontier Fund (collectively, the Trust) as of December 31, 2010 and 2009, and the related statements of operations, changes in owners’ capital, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Frontier Diversified Series, Frontier Dynamics Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Campbell/Graham/Tiverton Series, Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and the Winton/Graham Series of The Frontier Fund as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Denver, Colorado

March 25, 2011

The Frontier Fund

Statements of Financial Condition

December 31, 2010 and December 31, 2009

	Frontier Diversified Series (1)		Frontier Dynamic Series (1)		Frontier Long/Short Commodity Series (2)
	12/31/2010	12/31/2009	12/31/2010	12/31/2009	12/31/2010	12/31/2009
ASSETS
Cash and cash equivalents	$4,647,422	$8,738,002	$498,048	$2,262,363	$1,114,912	$6,658,536
U.S. Treasury securities, at fair value	13,620,730	6,747,056	2,796,510	2,739,153	6,801,035	8,233,960
Custom time deposits	77,115,708	33,351,495	15,832,842	13,539,957	38,505,033	40,701,437
Receivable from futures commission merchants	—	—	—	—	—	23,781,708
Swap contracts, at fair value	11,407,905	8,550,639	10,956,772	10,027,253	—	—
Investments in unconsolidated trading companies, at fair value	54,940,095	10,805,618	—	—	32,964,448	1,905,624
Prepaid service fees - Class 1	407,844	424,337	6,542	180	47,889	60,881
Interest receivable	185,893	93,651	38,166	38,020	92,819	114,290
Receivable from related parties	90,000	279,820	—	30	—	—
Other assets	60	—	12	—	212	—

Total Assets	$162,415,657	$68,990,618	$30,128,892	$28,606,956	$79,526,348	$81,456,436

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—	$—	$—	$—	$—	$518,490
Inter-series payables, at fair value	—	10,962,073	28,320,283	27,676,116	—	—
Pending owner additions	622,918	1,461,241	70,000	—	125,967	—
Owner redemptions payable	219,042	—	28,323	—	161,182	212
Incentive fees payable to Managing Owner	1,453,102	132,434	—	—	1,600,703	278,267
Management fees payable to Managing Owner	139,758	28,225	—	—	300,038	144,346
Interest payable to Managing Owner	52,961	12,179	10,064	4,048	21,144	9,939
Trading fees payable to Managing Owner	310,302	73,768	59,936	28,591	44,699	15,480
Trailing service fees payable to Managing Owner	48,903	607	726	—	69,686	63,507
Payables to related parties	57,770	—	6,585	—	8,528	35,524
Other liabilities	14,929	3,972	53	1,284	10,961	2,961

Total Liabilities	2,919,685	12,674,499	28,495,970	27,710,039	2,342,908	1,068,726

OWNERS’ CAPITAL
Managing Owner Units - Class 1	28,484	26,621	25,282	25,142	—	—
Managing Owner Units - Class 1a	—	—	—	—	32,439	27,911
Managing Owner Units - Class 2	1,627,227	543,790	25,960	25,370	1,309,512	1,089,327
Managing Owner Units - Class 2a	—	—	—	—	33,324	28,183
Limited Owner Units - Class 1	89,993,647	32,933,919	1,193,940	581,113	31,185,756	45,759,225
Limited Owner Units - Class 1a	—	—	—	—	5,619,870	1,064,105
Limited Owner Units - Class 2	67,846,614	22,811,789	387,740	265,292	14,275,466	13,896,776
Limited Owner Units - Class 2a	—	—	—	—	3,728,502	848,349
Limited Owner Units - Class 3	—	—	—	—	20,998,571	6,140,056

Total Owners’ Capital	159,495,972	56,316,119	1,632,922	896,917	77,183,440	68,853,932

Non-Controlling Interests	—	—	—	—	—	11,533,778

Total Capital	159,495,972	56,316,119	1,632,922	896,917	77,183,440	80,387,710

Total Liabilities and Capital	$162,415,657	$68,990,618	$30,128,892	$28,606,956	$79,526,348	$81,456,436

Units Outstanding
Class 1	869,125	340,489	13,262	6,631	234,956	402,206
Class 1a	N/A	N/A	N/A	N/A	47,917	10,759
Class 2	652,590	238,874	4,382	3,151	101,687	117,544
Class 2a	N/A	N/A	N/A	N/A	31,044	8,553
Class 3	N/A	N/A	N/A	N/A	137,017	48,162
Net Asset Value per Unit
Class 1	$103.58	$96.80	$91.94	$91.43	$132.73	$113.77
Class 1a	N/A	N/A	N/A	N/A	$117.96	$101.49
Class 2	$106.46	$97.77	$94.40	$92.25	$153.26	$127.49
Class 2a	N/A	N/A	N/A	N/A	$121.18	$102.48
Class 3	N/A	N/A	N/A	N/A	$153.26	$127.49

(1)	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009
(2)	The Frontier Long/Short Commodity Class 3 Units began trading on May 29, 2009 and the Class 1a and 2a Units began trading on June 8, 2009.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Financial Condition

December 31, 2010 and December 31, 2009

	Frontier Masters Series (1)		Balanced Series (2)		Campbell/Graham/Tiverton Series
	12/31/2010	12/31/2009	12/31/2010	12/31/2009	12/31/2010	12/31/2009
ASSETS
Cash and cash equivalents	$1,207,290	$5,568,831	$5,375,950	$22,402,584	$1,341,151	$7,476,636
U.S. Treasury securities, at fair value	3,543,554	2,844,689	27,253,497	29,089,794	7,024,829	9,513,840
Custom time deposits	20,062,341	14,061,632	154,299,574	143,794,279	39,772,074	47,028,033
Receivable from futures commission merchants	—	—	85,398,794	71,161,299	—	—
Open trade equity, at fair value	—	—	26,090,210	10,933,646	—	—
Swap contracts, at fair value	26,242,246	15,972,156	49,811,462	41,020,535	—	—
Investments in unconsolidated trading companies, at fair value	15,921,658	4,900,007	42,072,378	15,509,529	12,665,871	15,648,252
Investment in Berkeley Quantitative Colorado Fund, LLC	—	—	—	—	10,157,099	—
Inter-series receivables, at fair value	—	—	41,137,058	69,089,082	—	—
Prepaid service fees - Class 1	204,960	167,524	3	487,875	16	65,009
Interest receivable	48,362	39,485	371,950	403,777	95,873	132,055
Receivable from related parties	—	179,715	—	296,789	—	200
Other assets	15	—	18,859	—	136	—

Total Assets	$67,230,426	$43,734,039	$431,829,735	$404,189,189	$71,057,049	$79,864,025

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Inter-series payables, at fair value	$—	$18,184,135	$—	$—	$—	$—
Pending owner additions	146,000	2,182,469	—	—	—	—
Owner redemptions payable	183,222	—	112,581	667,616	96,181	—
Incentive fees payable to Managing Owner	229,686	—	2,688,776	1,306,596	270,557	—
Management fees payable to Managing Owner	108,531	29,929	114,145	208,736	152,455	94,011
Interest payable to Managing Owner	13,334	6,094	149,043	74,715	119,500	58,113
Trading fees payable to Managing Owner	131,841	40,976	71,087	103,317	29,714	17,084
Trailing service fees payable to Managing Owner	21,894	1,313	196,325	85,599	148,307	86,041
Payables to related parties	113,911	—	67,515	270,000	10,054	245,936
Other liabilities	6,277	1,936	3,129	5,689	953	480

Total Liabilities	954,696	20,446,852	3,402,601	2,722,268	827,721	501,665

OWNERS’ CAPITAL
Managing Owner Units - Class 1	28,315	25,977	—	—	—	—
Managing Owner Units - Class 2	696,838	210,351	2,679,852	3,697,180	136,528	125,510
Managing Owner Units - Class 2a	—	—	165,380	145,517	—	—
Limited Owner Units - Class 1	41,185,360	14,697,353	287,807,510	286,024,307	61,842,996	69,447,366
Limited Owner Units - Class 1a	—	—	5,120,558	9,150,114	—	—
Limited Owner Units - Class 2	24,365,217	8,353,506	74,035,876	73,674,986	8,249,804	9,789,484
Limited Owner Units - Class 2a	—	—	3,396,994	3,153,049	—	—
Limited Owner Units - Class 3a	—	—	3,691,280	1,170,746	—	—

Total Owners’ Capital	66,275,730	23,287,187	376,897,450	377,015,899	70,229,328	79,362,360

Non-Controlling Interests	—	—	51,529,684	24,451,022	—	—

Total Capital	66,275,730	23,287,187	428,427,134	401,466,921	70,229,328	79,362,360

Total Liabilities and Capital	$67,230,426	$43,734,039	$431,829,735	$404,189,189	$71,057,049	$79,864,025

Units Outstanding
Class 1	400,269	155,864	2,181,233	2,412,953	559,848	663,631
Class 1a	N/A	N/A	44,006	86,734	N/A	N/A
Class 2	236,869	89,793	481,110	556,577	63,664	81,877
Class 2a	N/A	N/A	26,653	28,048	N/A	N/A
Class 3a	N/A	N/A	27,616	9,955	N/A	N/A
Net Asset Value per Unit
Class 1	$102.96	$94.46	$131.95	$118.54	$110.46	$104.65
Class 1a	N/A	N/A	$116.36	$105.50	N/A	N/A
Class 2	$105.81	$95.37	$159.46	$139.01	$131.73	$121.10
Class 2a	N/A	N/A	$133.66	$117.60	N/A	N/A
Class 3a	N/A	N/A	$133.66	$117.60	N/A	N/A

(1)	The Frontier Masters Series began trading operations on June 9, 2009
(2)	The Balanced Series Class 3a Units began trading operations on June 3, 2009

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Financial Condition

December 31, 2010 and December 31, 2009

			Long Only		Managed Futures
	Currency Series		Commodity Series		Index Series
	12/31/2010	12/31/2009	12/31/2010	12/31/2009	12/31/2010	12/31/2009
ASSETS
Cash and cash equivalents	$275,485	$2,043,698	$175,096	$691,771	$196,091	$378,445
U.S. Treasury securities, at fair value	2,009,673	2,514,501	485,541	571,339	597,700	479,193
Custom time deposits	11,378,050	12,429,474	2,748,960	2,824,195	3,383,966	2,368,710
Receivable from futures commission merchants	678,208	489,483	—	—	—	—
Open trade equity, at fair value	27,098	19,464	—	—	—	—
Swap Contracts, at fair value	5,668,768	4,992,959	790,796	584,391	—	—
Investments in unconsolidated trading companies, at fair value	—	—	—	—	992,837	563,414
Prepaid service fees - Class 1	—	2,852	—	1,065	—	3,350
Interest receivable	27,428	34,902	6,627	7,930	8,157	6,644
Receivable from related parties	—	—	—	—	1,440	98
Other assets	28	—	61	—	3	—

Total Assets	$20,064,738	$22,527,333	$4,207,081	$4,680,691	$5,180,194	$3,799,854

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Inter-series payables, at fair value	$12,816,775	$12,266,758	$—	$—	$—	$—
Pending owner additions	—	—	—	—	1,440	—
Owner redemptions payable	45,220	—	—	—	794	—
Management fees payable to Managing Owner	13,860	8,537	4,634	4,891	10,789	7,105
Interest payable to Managing Owner	24,379	14,271	1,760	1,913	2,212	1,405
Trading fees payable to Managing Owner	8,409	5,570	1,750	1,904	2,154	1,636
Trailing service fees payable to Managing Owner	11,273	13,629	5,599	5,301	2,338	2,083
Payables to related parties	5,298	10,004	90	152	—	14,235
Other liabilities	124	436	17	205	4	181

Total Liabilities	12,925,338	12,319,205	13,850	14,366	19,731	26,645

OWNERS’ CAPITAL
Managing Owner Units - Class 2	2,791	574,384	51,212	133,513	2,375,149	259,205
Limited Owner Units - Class 1	6,381,882	7,934,382	3,348,953	3,711,581	1,388,452	1,831,435
Limited Owner Units - Class 2	754,727	1,699,362	793,066	821,231	1,396,862	1,682,569

Total Owners’ Capital	7,139,400	10,208,128	4,193,231	4,666,325	5,160,463	3,773,209

Non-Controlling Interests	—	—	—	—	—	—

Total Capital	7,139,400	10,208,128	4,193,231	4,666,325	5,160,463	3,773,209

Total Liabilities and Capital	$20,064,738	$22,527,333	$4,207,081	$4,680,691	$5,180,194	$3,799,854

Units Outstanding
Class 1	80,694	101,722	35,587	44,405	11,770	16,274
Class 2	7,938	24,894	8,141	10,574	29,084	16,011
Net Asset Value per Unit
Class 1	$79.09	$78.00	$94.11	$83.59	$117.96	$112.54
Class 2	$95.43	$91.34	$103.71	$90.30	$129.69	$121.28

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Financial Condition

December 31, 2010 and December 31, 2009

	Winton Series		Winton/Graham Series
	12/31/2010	12/31/2009	12/31/2010	12/31/2009
ASSETS
Cash and cash equivalents	$1,808,624	$5,821,196	$1,352,481	$5,982,543
U.S. Treasury securities, at fair value	8,020,509	7,813,861	7,045,351	7,364,512
Custom time deposits	45,409,259	38,624,834	39,888,265	36,403,652
Receivable from futures commission merchants	—	—	11,090,076	13,010,250
Open trade equity, at fair value	—	—	1,427,138	810,189
Investments in unconsolidated trading companies, at fair value	6,222,907	6,409,912	3,383,251	3,257,379
Prepaid service fees - Class 1	—	—	—	105,448
Interest receivable	109,462	108,459	96,154	102,222
Receivable from related parties	—	—	—	470
Other assets	117	—	111	—

Total Assets	$61,570,878	$58,778,262	$64,282,827	$67,036,665

LIABILITIES & OWNERS’ CAPITAL
LIABILITIES
Owner redemptions payable	$8,782	$—	$61,838	$—
Incentive fees payable to Managing Owner	467,341	—	623,629	—
Management fees payable to Managing Owner	122,675	63,259	168,136	79,384
Interest payable to Managing Owner	102,270	51,341	97,293	54,167
Trading fees payable to Managing Owner	25,245	13,271	24,127	12,080
Trailing service fees payable	99,085	74,866	103,698	52,712
Payables to related parties	25,385	172,556	12,309	3,800
Other liabilities	658	790	1,001	903

Total Liabilities	851,441	376,083	1,092,031	203,046

OWNERS’ CAPITAL
Managing Owner Units - Class 2	230,781	455,282	61,691	54,990
Limited Owner Units - Class 1	49,350,981	48,198,317	45,898,246	48,168,395
Limited Owner Units - Class 2	11,137,675	9,748,580	11,550,501	12,467,488

Total Owners’ Capital	60,719,437	58,402,179	57,510,438	60,690,873

Non-Controlling Interests	—	—	5,680,358	6,142,746

Total Capital	60,719,437	58,402,179	63,190,796	66,833,619

Total Liabilities and Capital	$61,570,878	$58,778,262	$64,282,827	$67,036,665

Units Outstanding
Class 1	365,451	409,951	383,032	437,653
Class 2	73,827	78,429	80,620	97,534
Net Asset Value per Unit
Class 1	$135.04	$117.57	$119.83	$110.06
Class 2	$153.99	$130.10	$144.04	$128.39
The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedules of Investments

December 31, 2010

		Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series		Frontier Masters Series
Description		Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

	Total Long Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

LONG OPTIONS *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

	Total Short Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT OPTIONS *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

	Total Open Trade Equity	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SWAPS (1)		$11,407,905	7.15%	$10,956,772	670.99%	$—	0.00%	$26,242,246	39.60%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$6,706,231	4.20%	$1,376,875	84.32%	$3,348,522	4.34%	$1,744,686	2.63%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	6,914,499	4.34%	1,419,635	86.94%	3,452,513	4.47%	1,798,868	2.71%

		$13,620,730	8.54%	$2,796,510	171.26%	$6,801,035	8.81%	$3,543,554	5.34%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	$6,277,315		$1,288,813		$3,134,358		$1,633,099
	US Treasury Note 4.000% due 02/15/2015	6,311,712		1,295,875		3,151,532		1,642,048

		$12,589,027		$2,584,688		$6,285,890		$3,275,147

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	$6,556,852		$1,346,206		$3,273,935		$1,705,823
	US Treasury Note 4.000% due 02/15/2015	6,538,046		1,342,344		3,264,544		1,700,931

		$13,094,898		$2,688,550		$6,538,479		$3,406,754

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedules of Investments

December 31, 2010

		Balanced Series		Campbell/Graham/Tiverton Series		Currency Series		Long Only Commodity Series
Description		Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$1,088,633	0.25%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	8,015,226	1.87%	—	0.00%	—	0.00%	—	0.00%
	Copper @ LME Settling 3/16/2011 (Number of Contracts: 215)	6,234,313	1.46%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	1,192,754	0.28%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	54,979	0.01%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	1,008,666	0.24%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	119,345	0.03%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	394,589	0.09%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	19,156	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	397,103	0.09%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	171,547	0.04%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	1,284,530	0.30%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	4,124,449	0.96%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	178,197	0.04%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Far East)	12,801	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	185,280	0.04%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	20,301	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	(347,494)	-0.08%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	93,974	0.02%	—	0.00%	—	0.00%	—	0.00%

	Total Long Futures Contracts	$24,248,349	5.64%	$—	0.00%	$—	0.00%	$—	0.00%

LONG OPTIONS *		$24,855,339	5.80%	$—	0.00%	$—	0.00%	$—	0.00%
Copper @ LME Settling 3/1/2011, Call @ 8,400 (Number of Contracts: 131)		4,299,158	1.00%	—	0.00%	—	0.00%	—	0.00%

	Total Long Options	$29,154,497	6.80%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$(2,251,017)	-0.53%	$—	0.00%	$—	0.00%	$—	0.00%
	Copper @ Comex Settling 3/1/2011 (Number of Contracts: 265)	(4,448,411)	-1.04%	—	0.00%	—	0.00%	—	0.00%
	Various base metals futures contracts (Europe)	(7,195,082)	-1.68%	—	0.00%	—	0.00%	—	0.00%
	Copper @ LME Settling 3/16/2011 (Number of Contracts: 204)	(5,109,138)	-1.19%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (US)	(152,716)	-0.04%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	165,269	0.04%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	(351,689)	-0.08%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	67,860	0.02%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	(44,519)	-0.01%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	(424,601)	-0.10%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	(149,997)	-0.04%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	(3,226,990)	-0.75%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	(807,600)	-0.19%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	(54,735)	-0.01%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	93,081	0.02%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	76,258	0.02%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	2,893	0.00%	—	0.00%	—	0.00%	—	0.00%

	Total Short Futures Contracts	$(23,811,134)	-5.56%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT OPTIONS *		$(4,788,295)	-1.12%	$—	0.00%	$(1,292)	-0.02%	$—	0.00%
CURRENCY FORWARDS *		$1,286,793	0.30%	$—	0.00%	$28,390	0.40%	$—	0.00%

	Total Open Trade Equity	$26,090,210	6.06%	$—	0.00%	$27,098	0.38%	$—	0.00%

SWAPS (1)		$49,811,462	11.63%	$—	0.00%	$5,668,768	79.40%	$790,796	18.86%

Investment in Berkeley Quantitative Colorado Fund, LLC (Cost of $10,000,000)		$—	0.00%	$10,157,099	14.46%	$—	0.00%	$—	0.00%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$13,418,389	3.13%	$3,458,708	4.92%	$989,472	13.86%	$239,058	5.70%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	13,835,108	3.23%	3,566,121	5.08%	1,020,201	14.29%	246,483	5.88%

		$27,253,497	6.36%	$7,024,829	10.00%	$2,009,673	28.15%	$485,541	11.58%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	$12,560,178		$3,237,497		$926,188		$223,769
	US Treasury Note 4.000% due 02/15/2015	12,629,001		3,255,236		931,263		224,995

		$25,189,179		$6,492,733		$1,857,450		$448,764

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	$13,119,498		$3,381,666		$967,432		$233,733
	US Treasury Note 4.000% due 02/15/2015	13,081,869		3,371,967		964,657		233,063

		$26,201,367		$6,753,633		$1,932,089		$466,796

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedules of Investments

December 31, 2010

		Managed Futures Index Series		Winton Series		Winton/Graham Series
Description		Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$172,560	0.28%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	181,596	0.29%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	98,545	0.16%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	23,874	0.04%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	89,785	0.14%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	14,200	0.02%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	22,017	0.04%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	10,474	0.02%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	17,866	0.03%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	200,060	0.32%
	Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Far East)	—	0.00%	—	0.00%	349,196	0.56%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	4,650	0.01%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(29,609)	-0.05%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	11,090	0.02%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	(173,696)	-0.28%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	(24,225)	-0.04%

	Total Long Futures Contracts	$—	0.00%	$—	0.00%	$968,383	1.56%

LONG OPTIONS *		$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (US)	—	0.00%	—	0.00%	$(18,909)	-0.03%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(34,144)	-0.05%
	Various currency futures contracts (US)	—	0.00%	—	0.00%	(2,458)	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	(33,762)	-0.05%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (US)	—	0.00%	—	0.00%	2,730	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (US)	—	0.00%	—	0.00%	(11,891)	-0.02%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	(4,408)	-0.01%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	(114,032)	-0.18%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	(28,536)	-0.05%
	Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (US)	—	0.00%	—	0.00%	(21,733)	-0.03%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (US)	—	0.00%	—	0.00%	9,471	0.02%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	3,649	0.01%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	3,237	0.01%

		$—	0.00%	$—	0.00%	$(250,786)	-0.38%

CURRENCY FORWARDS *		$—	0.00%	$—	0.00%	$709,541	1.13%

	Total Open Trade Equity	$—	0.00%	$—	0.00%	$1,427,138	2.31%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 ( Cost $38,125,391 ) (2)	$294,280	5.70%	$3,948,936	6.50%	$3,468,812	5.53%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 ( Cost $38,016,039 ) (2)	303,420	5.88%	4,071,573	6.14%	3,576,539	5.70%

		$597,700	11.58%	$8,020,509	12.64%	$7,045,351	11.23%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	$275,459		$3,696,370		$3,246,954
	US Treasury Note 4.000% due 02/15/2015	276,968		3,716,625		3,264,746

		$552,427		$7,412,995		$6,511,700

		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	$287,725		$3,860,974		$3,391,545
	US Treasury Note 4.000% due 02/15/2015	286,900		3,849,900		3,381,818

		$574,625		$7,710,874		$6,773,363

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedules of Investments

December 31, 2009

		Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series		Frontier Masters Series
Description		Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(156,407)	-0.23%	$—	0.00%
	Silver @ Comex Settling 5/1/2010 (Number of Contracts: 500)	—	0.00%	—	0.00%	1,090,000	1.59%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	1,150,643	1.68%	—	0.00%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(6,050)	-0.01%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	(39,963)	-0.06%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(2,068,184)	-3.02%	—	0.00%
	Crude Oil, Light Settling 3/1/2010 (Number of Contracts: 1,281)	—	0.00%	—	0.00%	3,305,111	4.82%	—	0.00%
	Natural Gas Settling 5/1/2010 (Number of Contracts: 699)	—	0.00%	—	0.00%	(1,204,616)	-1.76%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	23,935	0.03%	—	0.00%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(159,796)	-0.23%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	(228,947)	-0.33%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	52,229	0.08%	—	0.00%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	(269,865)	-0.39%	—	0.00%
	Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	15	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	495,577	0.72%	—	0.00%
	Coffee @ CSCE Settling 12/1/2010 (Number of Contracts: 2,014)	—	0.00%	—	0.00%	(5,962,294)	-8.70%	—	0.00%
	Coffee @ CSCE Settling 9/1/2010 (Number of Contracts: 1,703)	—	0.00%	—	0.00%	(6,875,963)	-10.03%	—	0.00%
	Various soft futures contracts (Far East)	—	0.00%	—	0.00%	8,290	0.01%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	5,313	0.01%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	111,835	0.16%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%		0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	(7,766)	-0.01%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

	Total Long Futures Contracts	$—	0.00%	$—	0.00%	$(10,736,903)	-15.66%	$—	0.00%

LONG OPTIONS *		$—	0.00%	$—	0.00%	$(205,075)	-0.30%	$—	0.00%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(13,613)	-0.02%	$—	0.00%
	Silver @ Comex Settling 3/1/2010 (Number of Contracts: 500)	—	0.00%	—	0.00%	(1,075,000)	-1.57%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(799,966)	-1.17%	—	0.00%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	5,488	0.01%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	10,638	0.02%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	21,703	0.03%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	694,557	1.01%	—	0.00%
	Crude Oil, Light Settling 2/1/2010 (Number of Contracts: 650)	—	0.00%	—	0.00%	(1,812,713)	-2.64%	—	0.00%
	Crude Oil, Light Settling 4/1/2010 (Number of Contracts: 613)	—	0.00%	—	0.00%	(1,370,558)	-2.00%	—	0.00%
	Natural Gas Settling 4/1/2010 (number of Contracts: 747)	—	0.00%	—	0.00%	1,627,470	2.37%	—	0.00%
	Natural Gas Settling 5/1/2010 (number of Contracts: 1,387)	—	0.00%	—	0.00%	941,441	1.37%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	(69,230)	-0.10%	—	0.00%
	Various interest rates futures contracts (US)	—	0.00%	—	0.00%	361,042	0.53%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(1,126,898)	-1.64%	—	0.00%
	Coffee @ CSCE Settling 3/1/2010 (Number of Contracts: 2,562)	—	0.00%	—	0.00%	7,791,994	11.36%	—	0.00%
	Coffee @ CSCE Settling 5/1/2010 (Number of Contracts: 456)	—	0.00%	—	0.00%	2,061,450	3.01%	—	0.00%
	Coffee @ CSCE Settling 7/1/2010 (Number of Contracts: 718)	—	0.00%	—	0.00%	3,021,281	4.41%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	5,063	0.01%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(16,665)	-0.02%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	(1,461)	0.00%	—	0.00%

	Total Short Futures Contracts	$—	0.00%	$—	0.00%	$10,256,023	14.96%	$—	0.00%

SHORT OPTIONS *		$—	0.00%	$—	0.00%	$167,465	0.24%	$—	0.00%

CURRENCY FORWARDS *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

	Total Open Trade Equity	$—	0.00%	$—	0.00%	$(518,490)	-0.76%	$—	0.00%

SWAPS (1)		$8,550,639	15.18%	$10,027,253	1117.97%	$—	0.00%	$15,972,156	68.59%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	3,367,872	5.98%	1,367,280	152.44%	4,110,078	5.11%	1,419,960	6.10%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	3,379,184	6.00%	1,371,873	152.95%	4,123,882	5.13%	1,424,729	6.12%

		$6,747,056	11.98%	$2,739,153	305.39%	$8,233,960	10.24%	$2,844,689	12.22%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	3,160,846		1,283,233		3,857,428		1,332,674
	US Treasury Note 4.000% due 02/15/2015	3,178,166		1,290,264		3,878,565		1,339,976

		$6,339,012		$2,573,497		$7,735,993		$2,672,650

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	3,301,603		1,340,377		4,029,204		1,392,019
	US Treasury Note 4.000% due 02/15/2015	3,292,133		1,336,532		4,017,648		1,388,027

		$6,593,736		$2,676,909		$8,046,852		$2,780,046

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedules of Investments

December 31, 2009

		Balanced Series		Campbell/Graham/ Tiverton Series		Currency Series		Long Only Comodity Series
Description		Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$(102,978)	-0.03%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	22,207,995	5.48%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	81,706	0.02%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	(97,838)	-0.02%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	32,904	0.01%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	572,173	0.14%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	155,870	0.04%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	(794,718)	-0.20%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	(31,250)	-0.01%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	(477,750)	-0.12%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	24,871	0.01%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	(209,115)	-0.05%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (Europe)	19,570	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	913,853	0.23%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Far East)	389,458	0.10%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	4,769	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	1,067,750	0.26%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	241,919	0.06%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	183,153	0.05%	—	0.00%	—	0.00%	—	0.00%

	Total Long Futures Contracts	$24,182,342	5.97%	$—	0.00%	$—	0.00%	$—	0.00%

LONG OPTIONS *		$(1,304,319)	-0.32%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$(170,634)	-0.04%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	5,803,306	1.43%	—	0.00%	—	0.00%	—	0.00%
	Copper @ LME Settling 3/17/2010 (Number of Contracts: 744)	(14,032,634)	-3.47%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (US)	(41,610)	-0.01%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	934,027	0.23%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	(798,293)	-0.20%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	(203,350)	-0.05%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	553,520	0.14%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	(3,329)	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	1,038,814	0.26%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	59,775	0.01%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	3,503,876	0.87%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (Europe)	(4,850,464)	-1.20%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	68,903	0.02%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	(568,685)	-0.14%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	5,095	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	(11,061)	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	(282,798)	-0.07%	—	0.00%	—	0.00%	—	0.00%

	Total Short Futures Contracts	$(8,995,542)	-2.22%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT OPTIONS *		$(394,585)	-0.10%	$—	0.00%	$201	0.00%	$—	0.00%

CURRENCY FORWARDS *		$(2,554,250)	-0.63%	$—	0.00%	$19,263	0.19%	$—	0.00%

	Total Open Trade Equity	$10,933,646	2.70%	$—	0.00%	$19,464	0.19%	$—	0.00%

SWAPS (1)		$41,020,535	10.13%	$—	0.00%	$4,992,959	48.91%	$584,391	12.52%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	14,520,513	3.62%	4,748,945	5.98%	1,255,143	12.30%	285,191	6.11%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	14,569,281	3.63%	4,764,895	6.00%	1,259,358	12.34%	286,148	6.13%

		$29,089,794	7.25%	$9,513,840	11.98%	$2,514,501	24.64%	$571,339	12.24%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	13,627,925		4,457,023		1,177,988		267,660
	US Treasury Note 4.000% due 02/15/2015	13,702,598		4,481,446		1,184,443		269,126

		$27,330,523		$8,938,469		$2,362,431		$536,786

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	14,234,793		4,655,500		1,230,445		279,579
	US Treasury Note 4.000% due 02/15/2015	14,193,965		4,642,147		1,226,916		278,777

		$28,428,758		$9,297,647		$2,457,361		$558,356

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedules of Investments

December 31, 2009

		Managed Futures Index Series		Winton Series		Winton/Graham Series
Description		Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$1,403	0.00%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	1,132,371	1.66%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(60)	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	(49,882)	-0.07%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	78,236	0.11%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	46,060	0.07%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(738)	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	(22,874)	-0.03%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	(404,032)	-0.59%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	9,295	0.01%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	(62,250)	-0.09%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	213,979	0.31%
	Various soft futures contracts (Far East)	—	0.00%	—	0.00%	39,774	0.06%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(52,431)	-0.08%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	17,967	0.03%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	17,477	0.03%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	94,269	0.14%

	Total Long Futures Contracts	$—	0.00%	$—	0.00%	$1,058,564	1.56%

LONG OPTIONS *		$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$7,800	0.01%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(508,727)	-0.75%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	4,708	0.01%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	(1,907)	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	(3,276)	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	18,764	0.03%
	Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	35,289	0.05%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	16,048	0.02%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(2,250)	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%

	Total Short Futures Contracts	$—	0.00%	$—	0.00%	$(433,551)	-0.64%

SHORT OPTIONS *		$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *		$—	0.00%	$—	0.00%	$185,176	0.27%

	Total Open Trade Equity	$—	0.00%	$—	0.00%	$810,189	1.19%

SWAPS (1)		$—	0.00%	$—	0.00%	$—	0.00%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	239,195	6.34%	3,900,381	6.68%	3,676,083	5.50%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	239,998	6.36%	3,913,480	6.70%	3,688,429	5.52%

		$479,193	12.70%	$7,813,861	13.38%	$7,364,512	11.02%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	224,491		3,660,621		3,450,111
	US Treasury Note 4.000% due 02/15/2015	225,721		3,680,679		3,469,016

		$450,212		$7,341,300		$6,919,127

		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	234,488		3,823,633		3,603,749
	US Treasury Note 4.000% due 02/15/2015	233,816		3,812,666		3,593,412

		$468,304		$7,636,299		$7,197,161

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Years Ended December 31, 2010 , 2009 and 2008

	Frontier Diversified Series (1)		Frontier Dynamic Series (1)		Frontier Long/Short Commodity Series (2)
	12/31/2010	12/31/2009	12/31/2010	12/31/2009	12/31/2010	12/31/2009	12/31/2008
Investment Income:
Interest - net	$2,225,700	$489,238	$454,918	$269,363	$1,120,080	$1,213,141	$921,454

Total Income	2,225,700	489,238	454,918	269,363	1,120,080	1,213,141	921,454

Expenses:
Incentive Fees	4,102,217	299,318	—	—	3,065,308	2,135,357	1,569,879
Management Fees	1,149,719	189,654	—	—	3,355,920	2,923,989	1,703,437
Service Fees - Class 1	1,465,769	179,789	91,089	43,521	1,174,272	1,437,570	1,327,950
Trading Fees	2,734,353	656,932	687,992	391,638	425,521	350,577	243,105

Total Expenses	9,452,058	1,325,693	779,081	435,159	8,021,021	6,847,493	4,844,371

Investment income/(loss) - net	(7,226,358)	(836,455)	(324,163)	(165,796)	(6,900,941)	(5,634,352)	(3,922,917)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	59,523	—	—	—	(24,029,654)	60,288,927	(18,291,792)
Net change in open trade equity	(705,094)	—	—	—	18,487,268	(28,316,249)	31,013,453
Net unrealized gain/(loss) on swap contracts	416,156	(1,707,778)	929,520	(2,247,497)	—	—	—
Net realized gain on U.S. Treasury Securities	—	—	—	—	—	—	228,920
Net unrealized gain/(loss) on U.S. Treasury Securities	255,854	32,581	62,532	52,757	208,016	(358,065)	712,591
Trading commissions	(13,918)	—	—	—	(444,193)	(3,052,293)	(1,075,686)
Net change in inter-series payables	(177,180)	37,927	(644,168)	2,323,884	—	—	—
Equity in earnings/(loss) from unconsolidated trading companies	18,683,902	1,166,809		—	21,681,676	357,682	—

Net gain/(loss) on investments	18,519,243	(470,461)	347,884	129,144	15,903,113	28,920,002	12,587,486

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$11,292,885	$(1,306,916)	$23,721	$(36,652)	$9,002,172	$23,285,650	$8,664,569

Less: Operations attributable to non-controlling interests	(157,005)	—	—	—	(2,913,121)	14,758,299	11,001,043

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$11,449,890	$(1,306,916)	$23,721	$(36,652)	$11,915,293	$8,527,351	$(2,336,474)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$6.78	$(3.20)	$0.51	$(8.57)	$18.96	$13.38	$(1.08)
Class 1a	N/A	N/A	N/A	N/A	$16.47	$1.49	N/A
Class 2	$8.69	$(2.23)	$2.15	$(7.75)	$25.77	$18.21	$2.09
Class 2a	N/A	N/A	N/A	N/A	$18.70	$2.48	N/A
Class 3	N/A	N/A	N/A	N/A	$25.77	$4.79	N/A

(1)	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009
(2)	Frontier Long/Short Commodity Series Class 3 Units began trading on May 29, 2009 and Class 1a and 2a Units began trading on June 8, 2009

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Years Ended December 31, 2010, 2009 and 2008

	Frontier Masters Series (1)		Balanced Series (2)			Campbell/Graham/Tiverton Series
	12/31/2010	12/31/2009	12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008
Investment Income:
Interest - net	$941,795	$292,218	$404,451	$901,710	$1,613,778	$8,268	$293,910	$331,073

Total Income	941,795	292,218	404,451	901,710	1,613,778	8,268	293,910	331,073

Expenses:
Incentive Fees	490,628	9,073	13,893,116	7,386,253	14,614,847	270,462	222,963	2,999,275
Management Fees	1,093,634	336,955	2,253,874	1,555,348	1,429,568	2,289,188	2,291,126	1,818,096
Service Fees - Class 1	675,234	95,272	8,595,406	9,120,995	6,607,802	1,927,715	2,148,431	1,793,780
Trading Fees	1,507,560	444,862	1,810,726	1,937,150	1,958,781	360,892	421,502	401,798

Total Expenses	3,767,056	886,162	26,553,122	19,999,746	24,610,998	4,848,257	5,084,022	7,012,949

Investment income/(loss) - net	(2,825,261)	(593,944)	(26,148,671)	(19,098,036)	(22,997,220)	(4,839,989)	(4,790,112)	(6,681,876)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	—	—	27,742,406	24,948,863	33,159,098	4,500,964	(1,617,478)	(16,480,430)
Net realized gain/(loss) on swap contracts	—	—	—	—	361,511	—	—	—
Net change in open trade equity	—	—	17,459,669	(17,024,041)	31,443,123	2,345,538	(760,231)	30,023,621
Net unrealized gain/(loss) on swap contracts	3,474,611	(1,864,032)	8,790,928	(12,051,820)	20,742,953	—	—	—
Net realized gain on U.S. Treasury Securities	—	—	—	—	800,494	—	—	180,450
Net unrealized gain/(loss) on U.S. Treasury Securities	192,745	52,370	595,392	(2,354,829)	3,401,799	144,737	(467,310)	839,011
Trading commissions	—	—	(4,075,189)	(1,528,958)	(1,350,615)	(69,462)	(99,835)	(145,539)
Net change in inter-series receivables	—	—	2,200,706	(5,590,378)	(856,324)	—	—	—
Net change in inter-series payables	(829,341)	815,865	—	—	—	—	—	—
Equity in earnings/(loss) from unconsolidated trading companies	6,007,106	682,798	29,620,482	13,109,866	12,793,730	3,570,155	2,247,382	9,751,678
Net unrealized gain/(loss) on the Berkeley Quantitative Colorado Fund, LLC	—	—	—	—	—	153,203	—	—

Net gain/(loss) on investments	8,845,121	(312,999)	82,334,394	(491,297)	100,495,769	10,645,135	(697,472)	24,168,791

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$6,019,860	$(906,943)	$56,185,723	$(19,589,333)	$77,498,549	$5,805,146	$(5,487,584)	$17,486,915

Less: Operations attributable to non-controlling interests	—	—	14,493,972	(438,431)	17,340,210	1,892,545	(1,336,526)	4,734,727

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$6,019,860	$(906,943)	$41,691,751	$(19,150,902)	$60,158,339	$3,912,601	$(4,151,058)	$12,752,188

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$8.50	$(5.54)	$13.41	$(6.63)	$23.71	$5.81	$(5.89)	$18.64
Class 1a	N/A	N/A	$10.86	$(6.59)	$21.19	N/A	N/A	N/A
Class 2	$10.44	$(4.63)	$20.45	$(3.43)	$30.44	$10.63	$(3.04)	$23.94
Class 2a	N/A	N/A	$16.06	$(3.70)	$25.83	N/A	N/A	N/A
Class 3a	N/A	N/A	$16.06	$(4.37)	N/A	N/A	N/A	N/A

(1)	The Frontier Masters Series began trading operations on June 9, 2009
(2)	The Balanced Series Class 3a Units began trading on June 3, 2009

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Years Ended December 31, 2010, 2009 and 2008

	Currency Series			Long Only Commodity Series			Managed Futures Index Series
	12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008
Investment Income:
Interest - net	$129,943	$88,884	$122,102	$83,311	$76,629	$112,372	$51,321	$67,985	$35,362

Total Income	129,943	88,884	122,102	83,311	76,629	112,372	51,321	67,985	35,362

Expenses:
Management Fees	163,333	161,155	164,428	52,798	53,403	75,213	120,305	78,544	33,826
Service Fees - Class 1	216,919	302,067	350,360	65,418	68,696	107,713	32,965	41,467	26,950
Trading Fees	102,763	140,572	130,222	20,116	21,077	30,079	26,465	19,812	8,454

Total Expenses	483,015	603,794	645,010	138,332	143,176	213,005	179,735	139,823	69,230

Investment income/(loss) - net	(353,072)	(514,910)	(522,908)	(55,021)	(66,547)	(100,633)	(128,414)	(71,838)	(33,868)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	290,954	(178,743)	234,616	—	—	—	—	—	—
Net realized gain/(loss) on swap contracts	—	—	1,047,794	509,662	883,900	(2,684,087)	—	—	—
Net change in open trade equity	54,015	2,985	780	—	—	—	—	—	—
Net unrealized gain/(loss) on swap contracts	675,809	(4,129,164)	(2,877,879)	—	—	—	—	—	—
Net realized gain on U.S. Treasury Securities	—	—	114,432	—	—	27,185	—	—	6,580
Net unrealized gain/(loss) on U.S. Treasury Securities	52,062	(165,246)	355,696	12,440	(24,171)	60,003	(4,201)	(22,641)	33,810
Net change in inter-series payables	(550,017)	2,412,702	856,324	—		—	—	—	—
Equity in earnings/(loss) from unconsolidated trading companies	—	—	—	—		—	436,689	(467,800)	661,280

Net gain/(loss) on investments	522,823	(2,057,466)	(268,237)	522,102	859,729	(2,596,899)	432,488	(490,441)	701,670

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$169,751	$(2,572,376)	$(791,145)	$467,081	$793,182	$(2,697,532)	$304,074	$(562,279)	$667,802

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$1.09	$(18.19)	$(4.47)	$10.52	$13.28	$(40.48)	$5.42	$(19.64)	$31.59
Class 2	$4.09	$(17.96)	$(1.70)	$13.41	$15.84	$(40.58)	$8.41	$(18.42)	$35.28

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Years Ended December 31, 2010, 2009 and 2008

	Winton Series			Winton/Graham Series
	12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008
Investment Income:
Interest - net	$306,338	$361,106	$316,243	$263,156	$259,485	$100,204

Total Income	306,338	361,106	316,243	263,156	259,485	100,204

Expenses:
Incentive Fees	534,245	(21,347)	1,859,948	702,432	350,180	876,892
Management Fees	1,529,612	1,430,660	1,170,160	1,959,820	1,583,991	505,597
Service Fees - Class 1	1,456,391	1,634,324	1,693,985	1,373,119	1,406,083	508,438
Trading Fees	291,849	331,643	292,355	286,314	285,842	101,035

Total Expenses	3,812,097	3,375,280	5,016,448	4,321,685	3,626,096	1,991,962

Investment income/(loss) - net	(3,505,759)	(3,014,174)	(4,700,205)	(4,058,529)	(3,366,611)	(1,891,758)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	—	(4,684,999)	7,399,048	5,481,406	5,853,780	—
Net change in open trade equity	—	(3,608,807)	630,441	616,950	1,681,991	—
Net realized gain on U.S. Treasury Securities	—	—	146,719	—	—	155,060
Net unrealized gain/(loss) on U.S. Treasury Securities	163,733	(434,210)	824,019	159,470	(367,408)	509,595
Trading commissions	—	(36,658)	(103,097)	(613,637)	(342,295)	—
Equity in earnings/(loss) from unconsolidated trading companies	11,846,927	1,026,676	6,927,252	6,322,180	(2,906,982)	5,611,603

Net gain/(loss) on investments	12,010,660	(7,737,998)	15,824,382	11,966,369	3,919,086	6,276,258

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$8,504,901	$(10,752,172)	$11,124,177	$7,907,840	$552,475	$4,384,500

Less: Operations attributable to non-controlling interests	—	(4,066,993)	2,669,563	2,644,623	3,347,600	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$8,504,901	$(6,685,179)	$8,454,614	$5,263,217	$(2,795,125)	$4,384,500

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$17.47	$(12.84)	$16.58	$9.77	$(6.12)	$21.14
Class 2	$23.89	$(9.94)	$21.43	$15.65	$(3.10)	$27.12

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2010, 2009 and 2008

	Frontier Diversified Series (1)						Frontier Dynamic Series (1)
	Class 1	Class 1	Class 2	Class 2	Non-Controlling Interests		Class 1	Class 1	Class 2	Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners		Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total
Owners’ Capital, January 1, 2008	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owners’ Capital, December 31, 2008	—	—	—	—	—	—	—	—	—	—	—

Sale of Units	27,500	33,782,890	547,500	23,434,563	—	57,792,453	27,500	601,269	27,500	277,300	933,569
Redemption of Units	—	(10,924)	—	(158,494)	—	(169,418)	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations	(879)	(838,047)	(3,710)	(464,280)	—	(1,306,916)	(2,358)	(20,156)	(2,130)	(12,008)	(36,652)

Owners’ Capital, December 31, 2009	26,621	32,933,919	543,790	22,811,789	—	56,316,119	25,142	581,113	25,370	265,292	896,917

Sale of Units	—	56,557,502	965,000	42,502,656		100,025,158	—	860,542	—	133,094	993,636
Redemption of Units	—	(5,635,008)	—	(2,660,187)		(8,295,195)	—	(261,947)	—	(19,405)	(281,352)
Change in control of ownership - Trading Companies	—	—	—	—	172,237	172,237	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	(15,232)	(15,232)	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	(157,005)	(157,005)	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	1,863	6,137,234	118,437	5,192,356		— 11,449,890	140	14,232	590	8,759	23,721

Owners’ Capital, December 31, 2010	$28,484	$89,993,647	$1,627,227	$67,846,614	$—	$159,495,972	$25,282	$1,193,940	$25,960	$387,740	$1,632,922

Owners’ Capital - Units, January 1, 2008	—	—	—	—	—	—	—	—	—	—	—

Owners’ Capital - Units, December 31, 2008	—	—	—	—	—	—	—	—	—	—	—

Sale of Units	275	340,324	5,562	234,902	—	581,063	275	6,356	275	2,876	9,782
Redemption of Units	—	(110)	—	(1,590)	—	(1,700)	—	—	—	—	—

Owners’ Capital - Units, December 31, 2009	275	340,214	5,562	233,312	—	579,363	275	6,356	275	2,876	9,782

Sale of Units	—	583,661	9,723	429,811	—	1,023,195	—	9,518	—	1,443	10,961
Redemption of Units	—	(55,025)	—	(25,818)	—	(80,843)	—	(2,887)	—	(212)	(3,099)

Owners’ Capital - Units, December 31, 2010	275	868,850	15,285	637,305	—	1,521,715	275	12,987	275	4,107	17,644

Net asset value per unit at start of operations		$100.00		$100.00				$100.00		$100.00
Change in net asset value per unit for year ended December 31, 2009		(3.20)		(2.23)				(8.57)		(7.75)

Net asset value per unit at December 31, 2009		$96.80		$97.77				$91.43		$92.25
Change in net asset value per unit for year ended December 31, 2010		6.78		8.69				0.51		2.15

Net asset value per unit at December 31, 2010		$103.58		$106.46				$91.94		$94.40

(1)	The Frontier Diversified Series and Dynamic Series began trading operations on June 9, 2009

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2010, 2009 and 2008

	Frontier Long/Short Commodity Series
	Class 1	Class 2		Class 3 (1)	Class 1a (2)	Class 1a (2)	Class 2a (2)	Class 2a (2)	Non-Controlling Interests	Total
	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2008	$31,092,746	$374,050	$3,284,840	$—	$—	$—	$—	$—	$2,612,676	$37,364,312

Sale of Units	28,403,530	557,000	7,696,603	—	—	—	—	—	—	36,657,133
Redemption of Units	(10,999,764)	—	(340,236)	—	—	—	—	—	—	(11,340,000)
Contributions	—	—	—	—	—	—	—	—	1,904,576	1,904,576
Distributions	—	—	—	—	—	—	—	—	(13,941,976)	(13,941,976)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	11,001,043	11,001,043
Net increase (decrease) in Owners’ Capital resulting from operations	(1,971,106)	2,658	(368,026)	—	—	—	—	—	—	(2,336,474)

Owners’ Capital, December 31, 2008	46,525,406	933,708	10,273,181	—	—	—	—	—	1,576,319	59,308,614

Sale of Units	7,069,581	—	3,221,195	6,746,852	27,500	1,052,844	27,500	837,250	—	18,982,722
Redemption of Units	(14,009,386)	—	(1,557,461)	(821,589)	—	—	—	—	—	(16,388,436)
Contributions	—	—	—	—	—	—	—	—	56,470,869	56,470,869
Distributions	—	—	—	—	—	—	—	—	(61,271,709)	(61,271,709)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	14,758,299	14,758,299
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	6,173,624	155,619	1,959,861	214,793	411	11,261	683	11,099	—	8,527,351

Owners’ Capital, December 31, 2009	45,759,225	1,089,327	13,896,776	6,140,056	27,911	1,064,105	28,183	848,349	11,533,778	80,387,710

Sale of Units	119,434	—	—	14,889,732	—	4,247,899	—	2,527,455	—	21,784,520
Redemption of Units	(19,502,051)	—	(2,103,245)	(3,211,460)	—	(404,900)	—	(148,649)	—	(25,370,305)
Change in control of ownership - Trading Companies		—	—	—	—	—	—	—	(8,718,487)	(8,718,487)
Contributions	—	—	—	—	—	—	—	—	97,830	97,830
Distributions	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	(2,913,121)	(2,913,121)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	4,809,148	220,185	2,481,935	3,180,243	4,528	712,766	5,141	501,347	—	11,915,293

Owners’ Capital, December 31, 2010	$31,185,756	$1,309,512	$14,275,466	$20,998,571	$32,439	$5,619,870	$33,324	$3,728,502	$—	$77,183,440

Owners’ Capital - Units, January 1, 2008	306,425	3,490	30,646	—	—	—	—	—	—	340,561

Sale of Units	263,538	5,054	66,341	—	—	—	—	—	—	334,933
Redemption of Units	(106,515)	—	(2,979)	—	—	—	—	—	—	(109,494)

Owners’ Capital - Units, December 31, 2008	463,448	8,544	94,008	—	—	—	—	—	—	566,000

Sale of Units	67,026	—	28,148	54,820	275	10,484	275	8,278	—	169,306
Redemption of Units	(128,268)	—	(13,156)	(6,658)	—	—	—	—	—	(148,082)

Owners’ Capital - Units, December 31, 2009	402,206	8,544	109,000	48,162	275	10,484	275	8,278	—	587,224

Sale of Units	1,046	—	—	112,406	—	40,887	—	23,967	—	178,306
Redemption of Units	(168,296)	—	(15,857)	(23,551)	—	(3,729)	—	(1,476)	—	(212,909)

Owners’ Capital - Units, December 31, 2010	234,956	8,544	93,143	137,017	275	47,642	275	30,769	—	552,621

Net asset value per unit at January 1, 2008	$101.47		$107.19	$—		$—		$—
Change in net asset value per unit for the year ended December 31, 2008	(1.08)		2.09	—		—		—

Net asset value per unit at December 31, 2008 or beginning of operations	$100.39		$109.28	$122.70		$100.00		$100.00
Change in net asset value per unit for the year ended December 31, 2009	13.38		18.21	4.79		1.49		2.48

Net asset value per unit at December 31, 2009	$113.77		$127.49	$127.49		$101.49		$102.48
Change in net asset value per unit for the year ended December 31, 2010	18.96		25.77	25.77		16.47		18.70

Net asset value per unit at December 31, 2010	$132.73		$153.26	$153.26		$117.96		$121.18

(1)	Long/Short Series Class 3 began trading operations on May 30, 2009
(2)	Long/Short Series Class 1a and 2a began trading operations on June 9, 2009

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2010, 2009 and 2008

	Frontier Masters Series (1)
	Class 1	Class 1	Class 2	Class 2	Total
	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2008	$—	$—	$—	$—	$—

Sale of Units	—	—	—	—	—
Redemption of Units	—	—	—	—	—
Change in control of ownership - Trading Companies	—	—	—	—	—
Contributions	—	—	—	—	—
Distributions	—	—	—	—	—
Operations attributable to non- controlling interests	—	—	—	—	—
Net (decrease) in Owners’ Capital resulting from operations	—	—	—	—	—

Owners’ Capital, December 31, 2008	—	—	—	—	—

Sale of Units	27,500	15,316,642	212,500	8,642,384	24,199,026
Redemption of Units	—	(4,896)	—	—	(4,896)
Change in control of ownership - Trading Companies	—	—	—	—	—
Contributions	—	—	—	—	—
Distributions	—	—	—	—	—
Operations attributable to non- controlling interests	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(1,523)	(614,393)	(2,149)	(288,878)	(906,943)

Owners’ Capital, December 31, 2009	25,977	14,697,353	210,351	8,353,506	23,287,187

Sale of Units	—	26,672,742	425,000	15,970,263	43,068,005
Redemption of Units	—	(3,606,610)	—	(2,492,712)	(6,099,322)
Change in control of ownership - Trading Companies	—	—	—	—	—
Contributions	—	—	—	—	—
Distributions	—	—	—	—	—
Operations attributable to non- controlling interests	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	2,338	3,421,875	61,487	2,534,160	6,019,860

Owners’ Capital, December 31, 2010	$28,315	$41,185,360	$696,838	$24,365,217	$66,275,730

Owners’ Capital - Units, January 1, 2008	—	—	—	—	—

Sale of Units	—	—	—	—	—
Redemption of Units	—	—	—	—	—

Owners’ Capital - Units, December 31, 2008	—	—	—	—	—

Sale of Units	275	155,639	2,206	87,587	245,707
Redemption of Units	—	(50)	—		(50)

Owners’ Capital - Units, December 31, 2009	275	155,589	2,206	87,587	245,657

Sale of Units	—	280,625	4,380	167,509	452,514
Redemption of Units	—	(36,220)	—	(24,813)	(61,033)

Owners’ Capital - Units, December 31, 2010	275	399,994	6,586	230,283	637,138

Net asset value per unit at January 1, 2008		$—		$—
Change in net asset value per unit for year ended December 31, 2008		—		—

Net asset value per unit at December 31, 2008 or beginning of operations		$100.00		$100.00
Change in net asset value per unit for year ended December 31, 2009		(5.54)		(4.63)

Net asset value per unit at December 31, 2009		$94.46		$95.37
Change in net asset value per unit for year ended December 31, 2010		8.50		10.44

Net asset value per unit at December 31, 2010		$102.96		$105.81

	Balanced Series
	Class 1	Class 1a		Class 2		Class 2a		Class 3a (2)	Non- Controlling Interests	Total
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners
Owners’ Capital, January 1, 2008	$204,740,748	$182	$5,638,318	$2,840,146	$43,113,896	$78,645	$1,172,911	$—	$13,700,073	$271,284,919

Sale of Units	53,227,589	—	2,242,824	—	17,553,242	20,000	586,073	—	—	73,629,728
Redemption of Units	(46,971,227)	—	(1,099,001)	—	(9,274,267)	—	(345,411)	—	—	(57,689,906)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	(11,459,210)	(11,459,210)
Contributions	—	—	—	—	—	—	—	—	21,396,445	21,396,445
Distributions	—	—	—	—	—	—	—	—	(25,848,905)	(25,848,905)
Operations attributable to non- controlling interests	—	—	—	—	—	—	—	—	17,340,210	17,340,210
Net (decrease) in Owners’ Capital resulting from operations	45,553,719	42	1,353,800	771,984	12,104,661	21,733	352,400	—	—	60,158,339

Owners’ Capital, December 31, 2008	256,550,829	224	8,135,941	3,612,130	63,497,532	120,378	1,765,973	—	15,128,613	348,811,620

Sale of Units	75,585,729	—	3,817,405	460,000	25,457,174	30,000	1,772,211	1,241,589	—	108,364,108
Redemption of Units	(29,735,827)	(221)	(2,204,266)	(270,000)	(13,352,072)	—	(282,240)	(35,688)	—	(45,880,314)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	350,058	350,058
Contributions	—	—	—	—	—	—	—	—	22,053,200	22,053,200
Distributions	—	—	—	—	—	—	—	—	(12,642,418)	(12,642,418)
Operations attributable to non- controlling interests	—	—	—	—	—	—	—	—	(438,431)	(438,431)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(16,376,424)	(3)	(598,966)	(104,950)	(1,927,648)	(4,861)	(102,895)	(35,155)	—	(19,150,902)

Owners’ Capital, December 31, 2009	286,024,307	—	9,150,114	3,697,180	73,674,986	145,517	3,153,049	1,170,746	24,451,022	401,466,921

Sale of Units	733,684	—	25,858	—	14,425	—	—	3,412,987	—	4,186,954
Redemption of Units	(29,047,428)	—	(4,516,519)	(1,310,000)	(9,577,458)	—	(163,315)	(1,382,434)	—	(45,997,154)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	(10,641,521)	(10,641,521)
Contributions	—	—	—	—	—	—	—	—	47,689,690	47,689,690
Distributions	—	—	—	—	—	—	—	—	(24,463,479)	(24,463,479)
Operations attributable to non- controlling interests	—	—	—	—	—	—	—	—	14,493,972	14,493,972
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	30,096,947	—	461,105	292,672	9,923,923	19,863	407,260	489,981	—	41,691,751

Owners’ Capital, December 31, 2010	$287,807,510	$—	$5,120,558	$2,679,852	$74,035,876	$165,380	$3,396,994	$3,691,280	$51,529,684	$428,427,134

Owners’ Capital - Units, January 1, 2008	2,018,003	2	62,030	25,359	384,952	824	12,286	—	—	2,503,456

Sale of Units	460,090	—	21,617	—	134,511	168	5,372	—	—	621,758
Redemption of Units	(428,503)	—	(11,063)	—	(73,679)	—	(3,098)	—	—	(516,343)

Owners’ Capital - Units, December 31, 2008	2,049,590	2	72,584	25,359	445,784	992	14,560	—	—	2,608,871

Sale of Units	604,791	—	34,150	3,176	177,866	245	14,604	10,253	—	845,085
Redemption of Units	(241,428)	(2)	(20,000)	(1,939)	(93,669)	—	(2,353)	(298)	—	(359,689)

Owners’ Capital - Units, December 31, 2009	2,412,953	—	86,734	26,596	529,981	1,237	26,811	9,955	—	3,094,267

Sale of Units	6,013	—	245	—	102	—	—	28,815	—	35,175
Redemption of Units	(237,733)	—	(42,973)	(9,790)	(65,779)	—	(1,395)	(11,154)	—	(368,824)

Owners’ Capital - Units, December 31, 2010	2,181,233	—	44,006	16,806	464,304	1,237	25,416	27,616	—	2,760,618

Net asset value per unit at January 1, 2008	$101.46		$90.90		$112.00		$95.47	$—
Change in net asset value per unit for year ended December 31, 2008	23.71		21.19		30.44		25.83	—

Net asset value per unit at December 31, 2008 or beginning of operations	$125.17		$112.09		$142.44		$121.30	$121.97
Change in net asset value per unit for year ended December 31, 2009	(6.63)		(6.59)		(3.43)		(3.70)	(4.37)

Net asset value per unit at December 31, 2009	$118.54		$105.50		$139.01		$117.60	$117.60
Change in net asset value per unit for year ended December 31, 2010	13.41		10.86		20.45		16.06	16.06

Net asset value per unit at December 31, 2010	$131.95		$116.36		$159.46		$133.66	$133.66

(1)	The Frontier Masters Series began trading operations on June 9, 2009
(2)	Balanced Series Class 3a began trading operations on June 4, 2009

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2010, 2009 and 2008

	Campbell/Graham/Tiverton Series					Currency Series
	Class 1	Class 2		Non-Controlling Interests	Total	Class 1	Class 2		Total
	Limited Owners	Managing Owner	Limited Owners			Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2008	$55,530,902	$244,457	$5,575,545	$2,382,300	$63,733,204	$9,791,812	$513,938	$286,256	$10,592,006

Sale of Units	15,128,511	—	2,039,851	—	17,168,362	4,569,653	400,000	2,203,875	7,173,528
Redemption of Units	(12,047,193)	—	(1,459,332)	—	(13,506,525)	(1,825,220)	(217,000)	(85,384)	(2,127,604)
Contributions	—	—	—	5,608,058	5,608,058	—	—	—	—
Distributions	—	—	—	(10,597,205)	(10,597,205)	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	4,734,727	4,734,727	—	—	—	—
Net increase (decrease) in Owners’ Capital resulting from operations	11,344,935	58,421	1,348,832	—	12,752,188	(636,060)	(9,581)	(145,504)	(791,145)

Owners’ Capital, December 31, 2008	69,957,155	302,878	7,504,896	2,127,880	79,892,809	11,900,185	687,357	2,259,243	14,846,785

Sale of Units	10,924,243	—	4,025,676	—	14,949,919	570,243	—	82,125	652,368
Redemption of Units	(7,507,650)	(170,000)	(1,523,780)	—	(9,201,430)	(2,434,358)	—	(284,291)	(2,718,649)
Change in control of ownership - Trading Companies	—	—	—	(4,388,979)	(4,388,979)	—	—	—	—
Contributions	—	—	—	4,418,397	4,418,397	—	—	—	—
Distributions	—	—	—	(820,772)	(820,772)	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	(1,336,526)	(1,336,526)	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(3,926,382)	(7,368)	(217,308)	—	(4,151,058)	(2,101,688)	(112,973)	(357,715)	(2,572,376)

Owners’ Capital, December 31, 2009	69,447,366	125,510	9,789,484	—	79,362,360	7,934,382	574,384	1,699,362	10,208,128

Sale of Units	124,546	—	—	—	124,546	65,957	—	—	65,957
Redemption of Units	(10,995,712)	—	(2,174,467)	—	(13,170,179)	(1,751,140)	(570,000)	(983,296)	(3,304,436)
Change in control of ownership - Trading Companies	—	—	—	(14,996,045)	(14,996,045)	—	—	—	—
Contributions	—	—	—	16,000,000	16,000,000	—	—	—	—
Distributions	—	—	—	(2,896,500)	(2,896,500)	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	1,892,545	1,892,545	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	3,266,796	11,018	634,787	—	3,912,601	132,683	(1,593)	38,661	169,751

Owners’ Capital, December 31, 2010	$61,842,996	$136,528	$8,249,804	$—	$70,229,328	$6,381,882	$2,791	$754,727	$7,139,400

Owners’ Capital - Units, January 1, 2008	604,239	2,439	55,646	—	662,324	97,273	4,630	2,579	104,482

Sale of Units	151,684	—	18,316	—	170,000	44,605	3,669	18,851	67,125
Redemption of Units	(123,076)	—	(13,508)	—	(136,584)	(18,159)	(2,010)	(760)	(20,929)

Owners’ Capital - Units, December 31, 2008	632,847	2,439	60,454	—	695,740	123,719	6,289	20,670	150,678

Sale of Units	101,789	—	32,910	—	134,699	6,288	—	787	7,075
Redemption of Units	(71,005)	(1,403)	(12,523)	—	(84,931)	(28,285)	—	(2,852)	(31,137)

Owners’ Capital - Units, December 31, 2009	663,631	1,036	80,841	—	745,508	101,722	6,289	18,605	126,616

Sale of Units	1,202	—	—	—	1,202	827	—	—	827
Redemption of Units	(104,985)	—	(18,213)	—	(123,198)	(21,855)	(6,260)	(10,696)	(38,811)

Owners’ Capital - Units, December 31, 2010	559,848	1,036	62,628	—	623,512	80,694	29	7,909	88,632

Net asset value per unit at January 1, 2008	$91.90		$100.20			$100.66		$111.00
Change in net asset value per unit for the year ended December 31, 2008	18.64		23.94			(4.47)		(1.70)

Net asset value per unit at Decmeber 31, 2008	$110.54		$124.14			$96.19		$109.30
Change in net asset value per unit for the year ended December 31, 2009	(5.89)		(3.04)			(18.19)		(17.96)

Net asset value per unit at December 31, 2009	$104.65		$121.10			$78.00		$91.34
Change in net asset value per unit for the year ended December 31, 2010	5.81		10.63			1.09		4.09

Net asset value per unit at December 31, 2010	$110.46		$131.73			$79.09		$95.43

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2010, 2009 and 2008

	Long Only Commodity Series				Managed Futures Index Series
	Class 1	Class 2		Total	Class 1	Class 2		Total
	Limited Owners	Managing Owner	Limited Owners		Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2008	4,730,889	170,094	129,085	5,030,068	621,740	294,572	41,137	957,449

Sale of Units	2,036,429	—	1,058,317	3,094,746	1,620,857	—	889,180	2,510,037
Redemption of Units	(1,356,931)	—	(27,878)	(1,384,809)	(416,360)	(300,000)	(15,877)	(732,237)
Net increase (decrease) in Owners’ Capital resulting from operations	(2,156,161)	(60,002)	(481,369)	(2,697,532)	440,740	82,987	144,075	667,802

Owners’ Capital, December 31, 2008	3,254,226	110,092	678,155	4,042,473	2,266,977	77,559	1,058,515	3,403,051

Sale of Units	409,347	—	86,800	496,147	708,699	200,000	1,071,138	1,979,837
Redemption of Units	(572,400)	—	(93,077)	(665,477)	(822,446)	—	(224,954)	(1,047,400)
Net increase/(decrease) in Owners’ Capital resulting from operations	620,408	23,421	149,353	793,182	(321,795)	(18,354)	(222,130)	(562,279)

Owners’ Capital, December 31, 2009	3,711,581	133,513	821,231	4,666,325	1,831,435	259,205	1,682,569	3,773,209

Sale of Units	935	—	—	935	—	2,000,000	—	2,000,000
Redemption of Units	(731,802)	(80,000)	(129,308)	(941,110)	(518,756)	—	(398,064)	(916,820)
Net increase/(decrease) in Owners’ Capital resulting from operations	368,239	(2,301)	101,143	467,081	75,773	115,944	112,357	304,074

Owners’ Capital, December 31, 2010	$3,348,953	$51,212	$793,066	$4,193,231	$1,388,452	$2,375,149	$1,396,862	$5,160,463

Owners’ Capital - Units, January 1, 2008	42,701	1,479	1,122	45,302	6,181	2,821	394	9,396

Sale of Units	16,745	—	8,208	24,953	14,749	—	7,317	22,066
Redemption of Units	(13,161)	—	(222)	(13,383)	(3,779)	(2,266)	(134)	(6,179)

Owners’ Capital - Units, December 31, 2008	46,285	1,479	9,108	56,872	17,151	555	7,577	25,283

Sale of Units	6,185	—	1,232	7,417	5,748	1,582	8,084	15,414
Redemption of Units	(8,065)	—	(1,245)	(9,310)	(6,625)	—	(1,787)	(8,412)

Owners’ Capital - Units, December 31, 2009	44,405	1,479	9,095	54,979	16,274	2,137	13,874	32,285

Sale of Units	12	—	—	12	—	16,177	—	16,177
Redemption of Units	(8,830)	(985)	(1,448)	(11,263)	(4,504)	—	(3,104)	(7,608)

Owners’ Capital - Units, December 31, 2010	35,587	494	7,647	43,728	11,770	18,314	10,770	40,854

Net asset value per unit at January 1, 2008	$110.79		$115.04		$100.59		$104.42
Change in net asset value per unit for the year ended December 31, 2008	(40.48)		(40.58)		31.59		35.28

Net asset value per unit at December 31, 2008	$70.31		$74.46		$132.18		$139.70
Change in net asset value per unit for the year ended December 31, 2009	13.28		15.84		(19.64)		(18.42)

Net asset value per unit at December 31, 2009	$83.59		$90.30		$112.54		$121.28
Change in net asset value per unit for the year ended December 31, 2010	10.52		13.41		5.42		8.41

Net asset value per unit at December 31, 2010	$94.11		$103.71		$117.96		$129.69

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2010, 2009 and 2008

	Winton Series						Winton/Graham Series
	Class 1		Class 2		Non- Controlling Interests	Total	Class 1	Class 2		Non- Controlling Interests	Total
	Managing Owner	Limited Owners	Managing Owner	Limited Owners			Limited Owners	Managing Owner	Limited Owners
Owners’ Capital, January 1, 2008	$1,138	$35,663,122	$235,392	$10,139,509	$—	$46,039,161	$6,060,207	$44,700	$1,764,076	$—	$7,868,983

Sale of Units	—	25,445,441	—	—	—	25,445,441	28,257,833	—	11,442,834	—	39,700,667
Redemption of Units	—	(5,428,009)	—	(484,181)	—	(5,912,190)	(1,559,841)	—	(199,080)	—	(1,758,921)
Change in control of ownership - Trading Companies	—	—	—	—	10,799,618	10,799,618	—	—	—	—	—
Contributions	—	—	—	—	12,801,503	12,801,503	—	—	—	—	—
Distributions	—	—	—	—	(21,582,515)	(21,582,515)	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	2,669,563	2,669,563	—	—	—	—	—
Net increase (decrease) in Owners’ Capital resulting from operations	166	6,601,801	42,543	1,810,104	—	8,454,614	3,002,636	11,615	1,370,249	—	4,384,500

Owners’ Capital, December 31, 2008	1,304	62,282,355	277,935	11,465,432	4,688,169	78,715,195	35,760,835	56,315	14,378,079	—	50,195,229

Sale of Units	—	287,976	200,000	—	—	487,976	20,207,122	—	360,401	—	20,567,523
Redemption of Units	(1,165)	(8,521,271)	—	(905,208)	—	(9,427,644)	(5,384,099)	—	(1,892,655)	—	(7,276,754)
Change in control of ownership - Trading Companies	—	—	—	—	(13,830,805)	(13,830,805)	—	—	—	2,258,238	2,258,238
Contributions	—	—	—	—	15,598,979	15,598,979	—	—	—	8,100,000	8,100,000
Distributions	—	—	—	—	(2,389,350)	(2,389,350)	—	—	—	(7,563,092)	(7,563,092)
Operations attributable to non-controlling interests	—	—	—	—	(4,066,993)	(4,066,993)	—	—	—	3,347,600	3,347,600
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(139)	(5,850,743)	(22,653)	(811,644)	—	(6,685,179)	(2,415,463)	(1,325)	(378,337)	—	(2,795,125)

Owners’ Capital, December 31, 2009	—	48,198,317	455,282	9,748,580	—	58,402,179	48,168,395	54,990	12,467,488	6,142,746	66,833,619

Sale of Units	—	277,520	—	—	—	277,520	143,516	—	—	—	143,516
Redemption of Units	—	(5,850,898)	(250,000)	(364,265)	—	(6,465,163)	(6,276,569)	—	(2,310,599)	—	(8,587,168)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	—	5,800,968	5,800,968
Distributions	—	—	—	—	—	—	—	—	—	(8,907,979)	(8,907,979)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	2,644,623	2,644,623
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	—	6,726,042	25,499	1,753,360	—	8,504,901	3,862,904	6,701	1,393,612	—	5,263,217

Owners’ Capital, December 31, 2010	$—	$49,350,981	$230,781	$11,137,675	$—	$60,719,437	$45,898,246	$61,691	$11,550,501	$5,680,358	$63,190,796

Owners’ Capital - Units, January 1, 2008	10	313,300	1,985	85,488	—	400,783	63,767	428	16,903	—	81,098

Sale of Units	—	208,113	—	—	—	208,113	258,465	—	94,026	—	352,491
Redemption of Units	—	(43,818)	—	(3,618)	—	(47,436)	(14,428)	—	(1,578)	—	(16,006)

Owners’ Capital - Units, December 31, 2008	10	477,595	1,985	81,870	—	561,460	307,804	428	109,351	—	417,583

Sale of Units	—	2,363	1,514	—	—	3,877	178,479	—	2,731	—	181,210
Redemption of Units	(10)	(70,007)	—	(6,940)	—	(76,957)	(48,630)	—	(14,976)	—	(63,606)

Owners’ Capital - Units, December 31, 2009	—	409,951	3,499	74,930	—	488,380	437,653	428	97,106	—	535,187

Sale of Units	—	2,209	—	—		2,209	1,289	—	—	—	1,289
Redemption of Units	—	(46,709)	(2,000)	(2,602)		(51,311)	(55,910)	—	(16,914)	—	(72,824)

Owners’ Capital - Units, December 31, 2010	—	365,451	1,499	72,328	—	439,278	383,032	428	80,192	—	463,652

Net asset value per unit at January 1, 2008		$113.83		$118.61			$95.04		$104.37
Change in net asset value per unit for the year ended December 31, 2008		16.58		21.43			21.14		27.12

Net asset value per unit at December 31, 2008		$130.41		$140.04			$116.18		$131.49
Change in net asset value per unit for the year ended December 31, 2009		(12.84)		(9.94)			(6.12)		(3.10)

Net asset value per unit at December 31, 2009		$117.57		$130.10			$110.06		$128.39
Change in net asset value per unit for the year ended December 31, 2010		17.47		23.89			9.77		15.65

Net asset value per unit at December 31, 2010		$135.04		$153.99			$119.83		$144.04

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Cash Flows

Years Ended December 31, 2010, 2009 and 2008

	Frontier Diversified Series (1)		Frontier Dynamic Series (1)		Frontier Long/Short Commodity Series (2)
	12/31/2010	12/31/2009	12/31/2010	12/31/2009	12/31/2010	12/31/2009	12/31/2008
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$11,292,885	$(1,306,916)	$23,721	$(36,652)	$9,002,172	$23,285,650	$8,664,569
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	—	—	—	18,604	(518,490)	11,272,253	(21,905,030)
Net unrealized (gain)/loss on swap contracts	(416,156)	1,707,778	(929,519)	2,247,497	—	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	(255,854)	(32,581)	(62,532)	(52,757)	(208,016)	358,065	(712,591)
Net realized (gain) on U.S. Treasury securities	—	—	—	—	—	—	(228,920)
(Purchases) sales of:
Sales of swap contracts, at fair value	58,890	21,250	—	—	—	—	—
(Purchases) of swap contracts, at fair value	(2,500,000)	(10,279,667)	—	(12,274,750)	—	—	—
Sales of U.S. Treasury securities, at fair value	—	—	—	—	1,640,941	303,949	15,017,418
(Purchases) of U.S. Treasury securities, at fair value	(6,617,820)	(6,714,475)	5,175	(2,705,000)	—	—	(22,971,881)
Sales of custom time deposits	—	—	—	901,216	—	18,917,660	—
(Purchases) of custom time deposits	(43,764,213)	(33,351,495)	(2,292,885)	(14,441,173)	2,196,404	(30,074,750)	(29,544,347)
Sales of certificates of deposit	—	5,068,871	—	3,379,247	—	11,043,358	—
(Purchases) of certificates of deposit	—	(5,068,871)	—	(3,379,247)	—	(1,863,221)	(9,180,137)
Increase and/or decrease in:
Receivable from futures commission merchants	—	—	—	—	23,781,708	(25,290,201)	23,048,135
Change in control of ownership—trading companies	157,005	—	—	—	(8,718,487)	—	—
Contributions to trading companies	—	—	—	—	97,830	56,470,869	1,904,576
Distributions from trading companies	—	—	—	—	—	(61,271,709)	(13,941,976)
Investments in unconsolidated trading companies, at fair value	(44,134,477)	(10,805,618)	—	—	(31,058,824)	(1,905,624)	—
Prepaid service fees—Class 1	16,493	(424,337)	(6,362)	(180)	12,992	205,391	(116,009)
Interest receivable	(92,242)	(93,651)	(146)	(38,020)	21,471	2,341	(116,631)
Receivable from related parties	189,820	(279,820)	30	(30)	—	9,162	82,558
Other assets	(60)	—	(12)	—	(212)	11,333	(11,333)
Inter-series payables/receivables, at fair value	(10,962,073)	10,962,073	644,167	27,676,116	—	—	—
Incentive fees payable to Managing Owner	1,320,668	132,434	—	—	1,322,436	239,089	(175,700)
Management fees payable to Managing Owner	111,533	28,225	—	—	155,692	122,457	(80,347)
Interest payable to Managing Owner	40,782	12,179	6,016	4,048	11,205	9,610	(20,957)
Trading fees payable to Managing Owner	236,534	73,768	31,345	28,591	29,219	12,781	(12,993)
Trailing service fees payable to Managing Owner	48,296	607	726	—	6,179	58,188	(32,433)
Payables to related parties	57,770	—	6,585	—	(26,996)	(214,285)	246,823
Other liabilities	10,957	3,972	(1,231)	1,284	8,000	(13,211)	8,518

Net cash provided by (used in) operating activities	(95,201,262)	(50,346,274)	(2,574,922)	1,328,794	(2,244,776)	1,689,155	(50,078,688)

Cash Flows from Financing Activities:
Proceeds from sale of units	100,025,158	57,792,453	993,636	933,569	21,784,520	18,982,722	36,657,133
Payment for redemption of units	(8,295,195)	(169,418)	(281,352)	—	(25,370,305)	(16,388,436)	(11,340,000)
Pending owner additions	(838,323)	1,461,241	70,000	—	125,967	(129,636)	80,192
Owner redemptions payable	219,042	—	28,323	—	160,970	212	(26,075)

Net cash provided by (used in) financing activities	91,110,682	59,084,276	810,607	933,569	(3,298,848)	2,464,862	25,371,250

Net Increase (Decrease) in cash and cash equivalents	(4,090,580)	8,738,002	(1,764,315)	2,262,363	(5,543,624)	4,154,017	(24,707,438)
Cash and cash equivalents, beginning of year or period	8,738,002	—	2,262,363	—	6,658,536	2,504,519	27,211,957

Cash and cash equivalents, end of year or period	$4,647,422	$8,738,002	$498,048	$2,262,363	$1,114,912	$6,658,536	$2,504,519

(1)	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Cash Flows

Years Ended December 31, 2010, 2009 and 2008

	Frontier Master Series		Balanced Series			Campbell/Graham/Tiverton Series
	12/31/2010	12/31/2009	12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$6,019,860	$(906,943)	56,185,723	$(19,589,333)	$77,498,549	$5,805,146	$(5,487,584)	$17,486,915
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	—	—	(15,156,564)	12,215,881	(23,147,586)	—	—	(96,655)
Net unrealized (gain)/loss on swap contracts	(3,474,611)	1,864,032	(8,790,927)	12,051,821	(20,742,953)	—	—	—
Net realized (gain)/loss on swap contracts	—	—	—	—	(361,511)	—	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	(192,745)	(52,370)	(595,392)	2,354,829	(3,401,799)	(144,737)	467,310	(839,011)
Net realized (gain) on U.S. Treasury securities	—	—	—	—	(800,494)	—	—	(180,450)
(Purchases) sales of:
Sales of swap contracts, at fair value	7,694,189	224,521	—	—	15,273,563	—	—
(Purchases) of swap contracts, at fair value	(14,489,668)	(18,060,709)	—	—	—	—	—
Sales of U.S. Treasury securities, at fair value	—		2,431,689	7,002,882	71,240,280	2,633,748	744,334	19,709,017
(Purchases) of U.S. Treasury securities, at fair value	(506,120)	(2,792,319)	—	—	(105,485,492)	—	—	(29,415,040)
Sales of custom time deposits		2,486,614	—	58,485,744	—	—	2,143,862	—
(Purchases) of custom time deposits	(6,000,709)	(16,548,246)	(10,505,295)	(74,627,116)	(127,652,907)	7,255,959	(13,551,577)	(35,620,318)
Sales of certificates of deposit	—	3,548,210	—	40,013,487	—	—	13,007,699	—
(Purchases) of certificates of deposit	—	(3,548,210)	—	(347,110)	(39,666,377)	—	(1,939,612)	(11,068,087)
Increase and/or decrease in:
Receivable from futures commission merchants	—	—	(14,237,495)	(34,145,915)	15,209,626	—	5,110,183	7,651,547
Change in control of ownership—trading companies	—	—	(10,641,521)	350,058	(11,459,210)	(14,996,045)	(4,388,979)	—
Contributions to trading companies	—	—	47,689,690	22,053,200	21,396,445	16,000,000	4,418,397	5,608,058
Distributions from trading companies	—	—	(24,463,479)	(12,642,418)	(25,848,905)	(2,896,500)	(820,772)	(10,597,205)
Investments in unconsolidated trading companies, at fair value	(11,021,651)	(4,900,007)	(26,562,849)	(10,836,114)	(2,060,738)	2,982,381	(1,193,609)	(5,927,948)
Investment in Berkeley Quantitative Colorado Fund LLC	—	—	—	—	—	(10,157,099)	—	—
Inter-series payables/receivables, at fair value	(18,184,135)	18,184,135	27,952,024	(54,409,622)	(10,143,676)
Prepaid service fees—Class 1	(37,436)	(167,524)	487,872	305,556	(435,576)	64,993	115,630	(15,715)
Interest receivable	(8,877)	(39,485)	31,827	100,228	(504,005)	36,182	8,562	(140,617)
Receivable from related parties	179,715	(179,715)	296,789	(83,234)	(194,719)	200	(200)	—
Other assets	(15)	—	(18,859)	55,234	183,547	(136)	—	69,613
Incentive fees payable to Managing Owner	229,686	—	1,382,180	(550,987)	370,433	270,557	(488,067)	488,067
Management fees payable to Managing Owner	78,602	29,929	(94,591)	192,338	(106,484)	58,444	68,346	(91,076)
Interest payable to Managing Owner	7,240	6,094	74,328	11,503	(312,743)	61,387	41,497	(75,785)
Trading fees payable to Managing Owner	90,865	40,976	(32,230)	81,998	(136,912)	12,630	11,750	(24,347)
Trailing service fees payable to Managing Owner	20,581	1,313	110,726	25,270	(338,057)	62,266	62,406	(75,111)
Payables to related parties	113,911	—	(202,485)	255,549	(339,952)	(235,882)	218,818	25,813
Other liabilities	4,341	1,936	(2,560)	(133,953)	(112,937)	473	(13,570)	(14,630)

Net cash provided by (used in) operating activities	(39,476,977)	(20,807,768)	25,338,601	(51,810,224)	(172,080,590)	6,813,967	(1,465,176)	(43,142,965)

Cash Flows from Financing Activities:
Proceeds from sale of units	43,068,005	24,199,026	4,186,954	108,364,108	73,629,728	124,546	14,949,919	17,168,362
Payment for redemption of units	(6,099,322)	(4,896)	(45,997,154)	(45,880,314)	(57,689,906)	(13,170,179)	(9,201,430)	(13,506,525)
Pending owner additions	(2,036,469)	2,182,469	—	(1,966,385)	1,737,408	—	(136,277)	(20,023)
Owner redemptions payable	183,222	—	(555,035)	379,944	8,698	96,181	—	(19,506)

Net cash provided by (used in) financing activities	35,115,436	26,376,599	(42,365,235)	60,897,353	17,685,928	(12,949,452)	5,612,212	3,622,308

Net Increase (Decrease) in cash and cash equivalents	(4,361,541)	5,568,831	(17,026,634)	9,087,129	(154,394,662)	(6,135,485)	4,147,036	(39,520,657)
Cash and cash equivalents, beginning of year or period	5,568,831	—	22,402,584	13,315,455	167,710,117	7,476,636	3,329,600	42,850,257

Cash and cash equivalents, end of year or period	$1,207,290	$5,568,831	$5,375,950	$22,402,584	$13,315,455	$1,341,151	$7,476,636	$3,329,600

(1)	The Frontier Master Series and Frontier Dynamic Series began trading operations on June 9, 2009.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Cash Flows

Years Ended December 31, 2009 and December 31, 2008

	Currency Series			Long Only Commodity Series			Managed Futures Index Series
	12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$169,751	$(2,572,376)	$(791,145)	$467,081	$793,182	$(2,697,532)	$304,074	$(562,279)	$667,802
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	(7,634)	(6,654)	21,893	—	—	—	—	—	—
Net unrealized (gain)/loss on swap contracts	(675,809)	4,129,162	2,877,879	—	—	—	—	—	—
Net realized (gain)/loss on swap contracts	—	—	(1,047,794)	(509,662)	(883,900)	2,684,087	—	—	0
Net unrealized (gain)/loss on U.S. Treasury securities	(52,062)	165,246	(355,696)	(12,440)	24,171	(60,003)	4,201	22,461	(33,810)
Net realized (gain) on U.S. Treasury securities	—	—	(114,432)	—	—	(27,185)	—	—	(6,580)
(Purchases) sales of:
Sales of swap contracts, at fair value	—	—	1,869,862	1,498,091	2,985,691	7,520,413	—	—	—
(Purchases) of swap contracts, at fair value	—	—	(12,000,000)	(1,194,834)	(1,849,628)	(10,273,026)	—	—	—
Sales of U.S. Treasury securities, at fair value	556,890	832,583	6,237,001	98,238		1,043,033	—	—	800,510
(Purchases) of U.S. Treasury securities, at fair value	—	—	(9,279,203)	—	(47,468)	(1,503,887)	(122,708)	(65,671)	(1,196,283)
Sales of custom time deposits	1,051,424	2,136,119	—	—	112,815	—	—	957,399	—
(Purchases) of custom time deposits	—	(2,900,821)	(11,664,772)	75,235	(1,116,912)	(1,820,098)	(1,015,256)	(1,877,573)	(1,448,536)
Sales of certificates of deposit	—	3,643,917	—	—	567,986	—	—	493,839	—
(Purchases) of certificates of deposit	—	(19,393)	(3,624,524)	—	(2,438)	(565,548)	—	(43,744)	(450,095)
Increase and/or decrease in:
Receivable from futures commission merchants	(188,725)	181,444	868,861	—	—	—	—	—	—
Investments in unconsolidated trading companies, at fair value	—	—	—	—	—	—	(429,423)	110,557	(509,031)
Prepaid service fees—Class 1	2,852	31,122	(587)	1,065	10,370	(6,334)	3,350	5,498	(7,106)
Interest receivable	7,474	11,147	(46,049)	1,303	(745)	(7,185)	(1,513)	(926)	(5,718)
Receivable from related parties	—	444	85,746	—	63,133	(63,133)	(1,342)	(98)	—
Other assets	(28)	12,627	(11,694)	(61)	95	2,822	(3)	1,220	890
Inter-series payables/receivables, at fair value	550,017	(2,412,702)	10,143,676	—	—	—	—	—	—
Management fees payable to Managing Owner	5,323	6,277	(8,094)	(257)	724	(1,274)	3,684	2,003	3,841
Interest payable to Managing Owner	10,108	9,563	(18,044)	(153)	420	(1,523)	807	87	696
Trading fees payable to Managing Owner	2,839	3,531	(6,315)	(154)	239	(510)	518	360	961
Trailing service fees payable to Managing Owner	(2,356)	12,394	(8,410)	298	1,358	(2,025)	255	486	917
Payables to related parties	(4,706)	7,477	875	(62)	152	(121)	(14,235)	13,889	310
Other liabilities	(312)	436	(5,414)	(188)	(84)	289	(177)	181	(884)

Net cash provided by (used in) operating activities	1,425,046	3,271,543	(16,876,380)	423,500	659,161	(5,778,740)	(1,267,768)	(942,131)	(2,182,116)

Cash Flows from Financing Activities:
Proceeds from sale of units	65,957	652,368	7,173,528	935	496,147	3,094,746	2,000,000	1,979,837	2,510,037
Payment for redemption of units	(3,304,436)	(2,718,649)	(2,127,604)	(941,110)	(665,477)	(1,384,809)	(916,820)	(1,047,400)	(732,237)
Pending owner additions	—	(10,000)	(5,612)	—	—	—	1,440	(30,000)	20,000
Redemptions payable	45,220	—	(30,627)	—	—	(5,192)	794	—	—

Net cash provided by (used in) financing activities	(3,193,259)	(2,076,281)	5,009,685	(940,175)	(169,330)	1,704,745	1,085,414	902,437	1,797,800

Net Increase (Decrease) in cash and cash equivalents	(1,768,213)	1,195,262	(11,866,695)	(516,675)	489,831	(4,073,995)	(182,354)	(39,694)	(384,316)
Cash and cash equivalents, beginning of year or period	2,043,698	848,436	12,715,131	691,771	201,940	4,275,935	378,445	418,139	802,455

Cash and cash equivalents, end of year or period	$275,485	$2,043,698	$848,436	$175,096	$691,771	$201,940	$196,091	$378,445	$418,139

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Cash Flows

Years Ended December 31, 2009 and December 31, 2008

	Winton Series			Winton/Graham Series
	12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$8,504,901	$(10,752,172)	$11,124,177	$7,907,840	$552,475	$4,384,500
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	—	2,158,369	(2,158,369)	(616,949)	(810,189)	—
Net unrealized (gain) loss on U.S. Treasury Securities, at fair value	(163,733)	434,210	(824,019)	(159,470)	367,408	(509,595)
Net realized gain/(loss) on U.S. Treasury securities, at fair value	—	—	(146,719)	—	—	(155,060)
(Purchases) sale of:
Sales of U.S. Treasury securities, at fair value		3,663,697	21,729,481	478,631	287,793	14,639,081
(Purchases) of U.S. Treasury securities, at fair value	(42,915)	—	(32,670,511)	—	—	(21,994,139)
Sales of custom time deposits	—	8,577,280	—	—	5,320,983	—
(Purchases) of custom time deposits	(6,784,425)	(7,639,406)	(39,562,708)	(3,484,613)	(15,090,430)	(26,634,205)
Sales of certificates of deposit	—	14,240,975	—	—	8,770,330	—
(Purchases) of certificates of deposit	—	(1,947,850)	(12,293,125)	—	(494,444)	(8,275,886)
Increase and/or decrease in:
Receivable from futures commission merchants	—	9,653,595	(9,653,595)	1,920,174	(13,010,250)	—
Change in control of ownership of trading companies	—	(13,830,805)	10,799,618	—	2,258,238	—
Contributions to trading companies	—	15,598,979	12,801,503	5,800,968	8,100,000	—
Distributions from trading companies	—	(2,389,350)	(21,582,515)	(8,907,979)	(7,563,092)	—
Investments in unconsolidated trading companies, at fair value	187,005	(6,409,912)	5,008,437	(125,872)	461,573	(1,336,651)
Prepaid service fees—Class 1	—	89,142	189,431	105,448	260,260	(353,493)
Interest receivable	(1,003)	47,584	(156,043)	6,068	2,921	(105,143)
Receivable from related parties	—	64,844	40,910	470	19,530	50,739
Other assets	(117)	—	64,709	(111)	—	19,655
Incentive fees payable to Managing Owner	467,341	—	(327,608)	623,629	(76,168)	75,105
Management fees payable to Managing Owner	59,416	45,414	(47,015)	88,752	67,364	(3,287)
Interest payable to Managing Owner	50,929	39,027	(53,715)	43,126	39,066	3,517
Trading fees payable to Managing Owner	11,974	8,809	(11,753)	12,047	9,876	(858)
Trailing service fees payable to Managing Owner	24,219	57,290	7,334	50,986	47,078	(4,546)
Payables to related parties	(147,171)	146,959	17,418	8,509	(1,324)	4,222
Other liabilities	(132)	(35,068)	13,735	98	(7,278)	(17,562)

Net cash provided by (used in) operating activities	2,166,289	11,821,611	(57,690,942)	3,751,752	(10,488,280)	(40,213,606)

Cash Flows from Financing Activities:
Proceeds from sale of units	277,520	487,976	25,445,441	143,516	20,567,523	39,700,667
Payment for redemption of units	(6,465,163)	(9,427,644)	(5,912,190)	(8,587,168)	(7,276,754)	(1,758,921)
Pending owner additions	—	—	(214,912)	—	(710,128)	691,728
Owner redemptions payable	8,782	—	(9,759)	61,838	—	—

Net cash provided by (used in) financing activities	(6,178,861)	(8,939,668)	19,308,580	(8,381,814)	12,580,641	38,633,474

Net Increase (Decrease) in cash and cash equivalents	(4,012,572)	2,881,943	(38,382,362)	(4,630,062)	2,092,361	(1,580,132)
Cash and cash equivalents, beginning of year or period	5,821,196	2,939,253	41,321,615	5,982,543	3,890,182	5,470,314

Cash and cash equivalents, end of year or period	$1,808,624	$5,821,196	$2,939,253	$1,352,481	$5,982,543	$3,890,182

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Notes to Financial Statements

1. Organization and Purpose

The Frontier Fund (the “Trust”), was formed as a Delaware statutory trust on August 8, 2003, with separate Series of Units. The Trust’s term will expire on December 31, 2053 (unless terminated earlier in certain circumstances). The Trust is a multi-advisor commodity pool as described in Commodity Futures Trading Commission (“CFTC”), or CFTC Regulation § 4.1 0(d)(2).

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

•

allocates funds to an affiliated and unaffiliated limited liability trading company or companies (“Trading Company”). Except as otherwise described in these notes, each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s assets, make the trading decisions for the assets of each Series vested in such Trading Company. Each Trading Company will segregate its assets from any other Trading Company;

•	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series.

•	calculates the NAV of its Units for each Series separately from the other Series;

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

As of December 31, 2010, the Trust, with respect to the Frontier Diversified Series, Frontier Dynamic Series, Frontier Masters Series, Campbell/Graham/Tiverton Series, Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Balanced Series, and Frontier Long/Short Commodity Series separates Units into six separate Classes – Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of certificates of deposit, custom time deposits and U.S. Treasury securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

As of December 31, 2010, each of the Frontier Dynamic Series, Long Only Commodity Series, Managed Futures Index Series and Winton Series has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in each such Trading Company, except the Trading Company for the Frontier Dynamic Series and for the Long Only Commodity Series allocate assets only to Swaps. The Currency Series invests a portion of its assets in a single Trading Company, which allocates assets to one Trading Advisor and one Swap. Each of the Frontier Diversified Series, Frontier Masters Series, Frontier Long/Short Commodity Series, Balanced Series, Campbell/Graham/Tiverton Series, and Winton/Graham Series has invested a portion of its assets in several different Trading Companies and has multiple Trading Advisors that manage the assets invested in such Trading Companies.

2. Significant Accounting Policies

The following are the significant accounting policies of the Trust.

Basis of Presentation—The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. Existing GAAP prior to the effective date of the ASC was not altered in compilation of the ASC. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Consolidation — The Series, through investing in the Trading Companies, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses, all of which is allocated to the Series. Trading Companies in which a Series has a controlling and majority equity interest are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling and majority interest are accounted for under the equity method, which approximates fair value. The equity interest held by Series of the Trust is shown as investments in unconsolidated trading companies in the statements of financial condition and the income or loss attributable thereto in proportion of investment level is shown in the statements of operations as equity in earnings/(loss) from unconsolidated trading companies.

Investments in Trading Companies in which a Series does not have a controlling or majority interest are carried in the statements of financial condition of such Series using the equity method of accounting, which approximates fair value. Fair value represents the proportionate share of the Series interest in the NAV in a Trading Company.

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

The consolidated financial statements of the Balanced Series include the assets, liabilities and earnings of its majority-owned Trading Companies; Frontier Trading Company I, LLC, Frontier Trading Company VI, LLC, Frontier Trading Company IX, LLC, and Investment in Berkeley Quantitative Colorado Fund, LLC - The Campbell/Graham/Tiverton Series has an investment in the Berkeley Quantitative Colorado Fund, LLC. The Berkeley Quantitative Colorado Fund, LLC began operations on November 1, 2010. The Berkeley Quantitative Colorado Fund, LLC is not consolidated into the financial statements of the Campbell/Graham/Tiverton Series because the Trust has no control or transparency over the operations of the trading company. This investments is shown on the statements of financial condition with the change in fair value shown in net unrealized gain/(loss) on the Berkeley Quantitative Colorado Fund, LLC.

Frontier Trading Company XV, LLC as well as earnings of Frontier Trading Company VI, LLC through March 19, 2010 and again from November 2, 2010 through December 31, 2010, earnings from Frontier Trading Company XIV through January 25, 2010, earnings from QIM Trading Company-Global Program, LLC, through September 29, 2010, earnings from Tiverton Trading Company-Discretionary Program, LLC, through September 2, 2010, Winton Trading Company-Diversified Program, LLC through July 21, 2010 and Cantab Trading Company-Aristarchus Program, LLC through August 31, 2010 .

The consolidated financial statements of the Campbell/Graham/Tiverton Series include the earnings of its majority-owned trading company, Frontier Trading Company VI, LLC after March 19, 2010 through November 1, 2010.

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

Use of Estimates—The preparation of financial statements in conformity with GAAP may require the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The valuation of swap contracts requires significant estimates as well as the valuation of certain other investments. Please refer to Note 3 for discussion of valuation methodology.

Cash and Cash Equivalents—Cash and cash equivalents include cash and overnight investments in interest-bearing demand deposits held at banks with maturities of three months or less.

Interest Income—Aggregate interest income from all sources, including assets held at Futures Commission Merchants (“FCM”), up to two percentage points of the aggregate percentage yield (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Campbell/Graham/Tiverton Series, Currency Series, Winton Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series (Class 1a, Class 2a and Class 3a only), Long Only Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. All interest not paid to the Managing Owner is interest income to the Series.

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

U.S. Treasury Securities—U.S. Treasury Securities are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. They are reported at fair value as Level 1 inputs under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Trust values U.S. Treasury Securities at market value and records the daily change in value in the statements of operations as net unrealized gain/(loss) on U.S. Treasury securities. Accrued interest is reported on the statements of financial condition as interest receivable.

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

Receivable From Futures Commission Merchants—The Trust deposits assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM.

Investment Transactions—Futures, options on futures, forward and swap contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are settled. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statements of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with FASB ASC 210, Balance Sheet (“ASC 210”).

Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market. For U.S.Treasury securities, interest is recognized in the period earned and the instruments are marked-to-market daily based on third party information. Certificates of deposit and custom time deposits are valued at face value plus accrued interest and the interest income is recognized in the period earned. Transaction costs are recognized as incurred and reflected separately in the statements of operations.

Allocation of Earnings—Each Series of the Trust maintains three or six classes of Units—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a). All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3 and Class 3a Units based on each Class’ respective owners’ capital balances.

Each Series allocates funds to an affiliated Trading Company, or Companies, of the Trust. Each Trading Company allocates all of its daily trading gains or losses to the Series in proportion to each Series’ ownership interest in the Trading Company, adjusted on a daily basis. As of December 31, 2010, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

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

Foreign Currency Transactions—The Trust’s functional currency is the U.S. Dollar, however, it transacts business in currencies other than the U.S. Dollar. Assets and liabilities denominated in currencies other than the U.S. Dollar are translated into U.S. Dollars at the rates in effect at the date of the statements of financial condition. Income and expense items denominated in currencies other than the U.S. Dollar are translated into U.S. Dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. Dollars are reported in net realized gain/loss on investments.

Investments and Swaps— The Trust records investment transactions on a trade date basis and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts require significant estimates. Swap contracts utilizing Level 2 inputs are reported at fair value based on daily reports from the swap counterparty that may be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Other Swap Contracts are reported utilizing Level 3 Inputs. During the fourth quarter of 2010, these Swap Contracts are reported at fair value based upon daily valuations provided by a third party pricing service and corroborated by weekly counterparty settlement values. The third party pricing service utilizes a Black Scholes pricing model with input adjustments factoring in volatility and liquidity of the instruments. These Swap Contracts were previously reported at fair value based upon returns/values that were provided on less than a daily frequency from the swap counterparty, requiring additional internal financial modeling to develop pricing. All valuation processes are monitored by the valuation committee of the Managing Owner.

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the years ended December 31, 2010, December 31, 2009 and December 31, 2008. The 2008 through 2010 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Service Fees—The Trust maintains each Series of Units in three or six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series or Class 2a Units of the Frontier Long/Short Commodity Series) sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents.

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

Recently Adopted Accounting Pronouncements—In January 2010, FASB issued Accounting Standards update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. As this update is disclosure related, adoption did not have a material impact on the Trust’s financial condition or results of operations.

Reclassification—Certain amounts in the 2009 and 2008 financial statements have been reclassified to conform with the 2010 presentation. None of the reclassifications had an impact of the NAV of any of the Series.

Subsequent Events—The Trust follows the provisions of FASB ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. See Note 11.

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

The Trust uses the following methodologies to value instruments within its financial asset portfolio at fair value:

Trading Securities. These instruments include U.S. Treasury securities and open trade equity positions (futures contracts and currency forwards) that are actively traded on public markets with quoted pricing for corroboration. U.S. Treasury securities, futures contracts, and currency forwards are reported at fair value using Level 1 inputs. Trading securities instruments further include open trade equity positions (trading options) that are quoted prices for identical or similar assets that are not traded on active markets. Trading options are reported at fair value using Level 2 inputs from similar financial data in an active market.

Swap Contracts. Certain Swap Contracts are reported utilizing Level 2 inputs. These Swap Contracts are reported at fair value based on daily reports from the swap counterparty that may be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts require significant estimates. Swap contracts utilizing Level 2 inputs are reported at fair value based on daily reports from the swap counterparty that may be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Other Swap Contracts are reported utilizing Level 3 Inputs. During the fourth quarter of 2010, these Swap Contracts are reported at fair value based upon daily valuations provided by a third party pricing service and corroborated by weekly counterparty settlement values. The third party pricing service utilizes a Black Scholes pricing model with input adjustments factoring in volatility and liquidity of the instruments. These Swap Contracts were previously reported at fair value based upon returns/values that were provided on less than a daily frequency from the swap counterparty, requiring additional internal financial modeling to develop pricing.

Investment in Unconsolidated Trading Companies. This investment represents the fair value of the allocation of cash, futures, forwards , options and swaps to each respective Series relative to its trading allocations from unconsolidated Trading Companies. The Trust, under the same management as the Trading Companies, has access to the underlying positions of the Trading Companies. As such, the Series report investments in unconsolidated Trading Companies at fair value using the corresponding inputs of the underlying securities of the Trading Companies.

Investment in Berkeley Quantitative Colorado Fund, LLC – Investment in Berkeley Quantitative Colorado Fund, LLC is valued based on the daily net asset value as reported by the managing member of the Berkeley Quantitative Colorado Fund, LLC. The reported net asset value represents fair value based on observable data such as ongoing redemption and/or subscription activity.

Inter-Series Receivables and Payables. The Balanced Series, for the purposes of diversification of investments and trading advisors through the other Series’ access to Trading Companies in which the Balanced Series does not have a direct interest, advances funds to the Currency Series and Frontier Dynamic Series. Inter-Series receivables and payables are reported at fair value using Level 1 inputs.

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Diversified Series
Swap Contracts	—	—	11,407,905	11,407,905
Investment in Unconsolidated Trading Companies	36,804,536	5,737,148	12,398,412	54,940,095
U.S. Treasury Securities	13,620,730	—	—	13,620,730
Frontier Dynamic Series
Swap Contracts	—	—	10,956,772	10,956,772
U.S. Treasury Securities	2,796,510	—	—	2,796,510
Inter-Series Payables	28,320,283	—	—	28,320,283
Frontier Long/Short Commodity Series
Investment in Unconsolidated Trading Companies	31,804,854	596,889	562,705	32,964,448
U.S. Treasury Securities	6,801,035	—	—	6,801,035
Frontier Masters Series
Swap Contracts	—	—	26,242,246	26,242,246
Investment in Unconsolidated Trading Companies	13,705,024	2,216,634	—	15,921,658
U.S. Treasury Securities	3,543,554	—	—	3,543,554
Balanced Series
Open Trade Equity	1,724,008	24,366,202	—	26,090,210
Swap Contracts	—	—	49,811,462	49,811,462
Investment in Unconsolidated Trading Companies	41,577,810	494,568	—	42,072,378
U.S. Treasury Securities	27,253,497	—	—	27,253,497
Inter-Series Receivables	41,137,058	—	—	41,137,058
Campbell/Graham/Tiverton Series
Investment in Unconsolidated Trading Companies	9,244,073	3,421,798	—	12,665,871
Investment in Berkeley Quantitative Colorado Fund, LLC	—	10,157,099	—	10,157,099
U.S. Treasury Securities	7,024,829	—	—	7,024,829
Currency Series
Open Trade Equity	28,390	(1,292)	—	27,098
Swap Contracts	—	—	5,668,768	5,668,768
U.S. Treasury Securities	2,009,673	—	—	2,009,673
Inter-Series Payables	12,816,775	—	—	12,816,775
Long Only Commodity Series
Swap Contracts	—	790,796	—	790,796
U.S. Treasury Securities	485,541	—	—	485,541
Managed Futures Index Series
Investment in Unconsolidated Trading Companies	992,837	—	—	992,837
U.S. Treasury Securities	597,700	—	—	597,700
Winton Series
Investment in Unconsolidated Trading Companies	6,224,743	(1,836)	—	6,222,907
U.S. Treasury Securities	8,020,509	—	—	8,020,509
Winton/Graham Series
Open Trade Equity	1,427,138	—	—	1,427,138
Investment in Unconsolidated Trading Companies	3,384,249	(998)	—	3,383,251
U.S. Treasury Securities	7,045,351	—	—	7,045,351

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Diversified Series
Swap Contracts	$—	$—	$8,550,639	$8,550,639
Investment in Unconsolidated Trading Companies	8,419,016	(153,804)	2,540,406	10,805,618
U.S. Treasury Securities	6,747,056	—	—	6,747,056
Inter-Series Payables	10,962,073	—	—	10,962,073
Frontier Dynamic Series
Swap Contracts	—	—	10,027,253	10,027,253
U.S. Treasury Securities	2,739,153	—	—	2,739,153
Inter-Series Payables	27,676,116	—	—	27,676,116
Frontier Long Short Commodity Series
Open Trade Deficit	(480,880)	(37,610)	—	(518,490)
Investment in Unconsolidated Trading Companies	1,905,624	—	—	1,905,624
U.S. Treasury Securities	8,233,960	—	—	8,233,960
Frontier Masters Series
Swap Contracts	—	—	15,972,156	15,972,156
Investment in Unconsolidated Trading Companies	5,060,374	(160,367)	—	4,900,007
U.S. Treasury Securities	2,844,689	—	—	2,844,689
Inter-Series Payables	18,184,135	—	—	18,184,135
Balanced Series
Open Trade Equity	12,632,550	(1,698,904)	—	10,933,646
Swap Contracts	—	—	41,020,535	41,020,535
Investment in Unconsolidated Trading Companies	15,524,585	(15,056)	—	15,509,529
U.S. Treasury Securities	29,089,794	—	—	29,089,794
Inter-Series Receivables	69,089,082	—	—	69,089,082
Campbell/Graham/Tiverton Series
Investment in Unconsolidated Trading Companies	16,022,812	(374,560)	—	15,648,252
U.S. Treasury Securities	9,513,840	—	—	9,513,840
Currency Series
Open Trade Equity	19,263	201	—	19,464
Swap Contracts	—	—	4,992,959	4,992,959
U.S. Treasury Securities	2,514,501	—	—	2,514,501
Inter-Series Payables	12,266,758	—	—	12,266,758
Long Only Commodity Series
Swap Contracts	—	584,391	—	584,391
U.S. Treasury Securities	571,339	—	—	571,339
Managed Futures Index Series
Investment in Unconsolidated Trading Companies	563,414	—	—	563,414
U.S. Treasury Securities	479,193	—	—	479,193
Winton Series
Investment in Unconsolidated Trading Companies	6,408,125	1,787	—	6,409,912
U.S. Treasury Securities	7,813,861	—	—	7,813,861
Winton/Graham Series
Open Trade Equity	810,189	—	—	810,189
Investment in Unconsolidated Trading Companies	3,256,471	908	—	3,257,379
U.S. Treasury Securities	7,364,512	—	—	7,364,512

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. At the series level, swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “net realized and unrealized gain (loss) on investments –net realized and unrealized gain/(loss) on swap contracts” on the statements of operations. Investments in unconsolidated trading companies gain and losses included in operations attributable to non-controlling interests as well as additions and withdrawals from the trading companies are included in “ Net change in investment of unconsolidated trading companies.” During the year ended December 31, 2010 and 2009, all identified Level 3 assets are components of the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series and the Currency Series.

2010:

	Frontier Diversified Series	Frontier Dynamic Series	Frontier Long/Short Series
	For The Year Ended December 31, 2010	For The Year Ended December 31, 2010	For The Year Ended December 31, 2010
Balance of recurring Level 3 assets as of January 1, 2010	$11,091,045	$10,027,253	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	416,156	929,519	—
Purchases, sales, issuances, and settlements, net	2,441,110	—	—
Net change in investment of unconsolidated trading companies	9,858,006	—	562,870
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2010	$23,806,317	$10,956,772	$562,870

	Frontier Masters Series	Balanced Series	Currency Series
	For The Year Ended December 31, 2010	For The Year Ended December 31, 2010	For The Year Ended December 31, 2010
Balance of recurring Level 3 assets as of January 1, 2010	$15,972,156	$41,020,535	$4,992,959
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	3,474,611	8,790,927	675,809
Purchases, sales, issuances, and settlements, net	6,795,479	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2010	$26,242,246	$49,811,462	$5,668,768

2009:

	Frontier Diversified Series	Frontier Dynamic Series	Frontier Long/Short Series
	For the Year Ended December 31, 2009	For the Year Ended December 31, 2009	For the Year Ended December 31, 2009
Balance of recurring Level 3 assets as of January 1, 2009	$—	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	(1,707,778)	(2,247,497)	(1,864,032)
Purchases, sales, issuances, and settlements, net	10,258,417	12,274,750	17,836,188
Change in investment of unconsolidated trading companies	2,540,406	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2009	$11,091,045	$10,027,253	$15,972,156

	Balanced Series	Currency Series
	For the Year Ended December 31, 2009	For the Year Ended December 31, 2009
Balance of recurring Level 3 assets as of January 1, 2009	$53,072,355	$9,122,123
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(12,051,820)	(4,129,164)
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2009	$41,020,535	$4,992,959

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2010, approximately 11.4% of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

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

The Trust has invested in the following Swaps as of December 31, 2010:

	Option Basket Frontier Diversified Series	Option Basket Frontier Dynamic Series	Option Basket Frontier Masters Series	Option Basket Balanced Series
Series:	Diversified	Dynamic	Masters	Balanced
Counterparty	Company D	Company E	Company F	Company A
Notional Amount	$15,569,595	$27,048,602	$26,242,246	$68,460,196
Termination Date	6/6/2014	6/6/2014	6/6/2014	11/6/2012
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss) for the Year Ended 12/31/2010	$0	$0	$0	$0

Unrealized Gain/(Loss) for the Year Ended 12/31/2010	$416,156	$929,519	$3,474,611	$8,790,927

Fair Value as of 12/31/2010	$11,407,905	$10,956,772	$26,242,246	$49,811,462

	Option Basket Currency Series	Reuters/Jefferies CRB Index	Jefferies Commodity Performance Index
Series:	Currency	Long/Only	Long/Only
Counterparty	Company B	Company C	Company C
Notional Amount	$11,567,063	$2,040,000	$2,040,000
Termination Date	1/26/2013	2/28/2011	2/28/2011
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss) for the Year Ended 12/31/2010	$0	$190,556	$319,106

Unrealized Gain/(Loss) for the Year Ended 12/31/2010	$675,809	$0	$0

Fair Value as of 12/31/2010	$5,668,768	$415,648	$375,148

The Trust has invested in the following Swaps as of December 31, 2009:

	Option Basket Frontier Diversified Series	Option Basket Frontier Dynamic Series	Option Basket Frontier Masters Series	Option Basket Balanced Series
Series:	Diversified	Dynamic	Masters	Balanced
Counterparty	Company D	Company E	Company F	Company A
Notional Amount	$22,760,455	$25,875,001	$15,927,157	$129,084,678
Termination Date	6/6/2014	6/6/2014	6/6/2014	11/6/2012
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss) for the Year Ended 12/31/2010	$0	$0	$0	$0

Unrealized Gain/(Loss) for the Year Ended 12/31/2010	($1,707,778)	($2,247,497)	($1,864,032)	($12,051,820)

Fair Value as of 12/31/2009	$8,550,639	$10,027,253	$15,972,156	$41,020,535

	Option Basket Currency Series	Reuters/Jefferies CRB Index	Jefferies Commodity Performance Index
Series:	Currency	Long/Only	Long/Only
Counterparty	Company B	Company C	Company C
Notional Amount	$15,426,942	$2,300,000	$2,300,000
Termination Date	1/26/2013	2/26/2010	2/26/2010
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss) for the Year Ended 12/31/2010	$0	$420,073	$463,827

Unrealized Gain/(Loss) for the Year Ended 12/31/2010	($4,129,164)	$0	$0

Fair Value as of 12/31/2009	$4,992,959	$278,645	$305,746

5. Investments in Unconsolidated Trading Companies

Investments in unconsolidated trading companies represent cash and open trade equity invested in the Trading Companies by each Series and cumulative trading profits or losses allocated to each Series by the Trading Companies. Trading Companies allocate trading profits or losses on the basis of the proportion of each Series’ capital allocated for trading to each respective Trading Company, which bears no relationship to the amount of cash invested by a Series in the Trading Company. The Trading Companies are valued using the equity method of accounting, which approximates fair value.

The following table summarizes the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series, and Frontier Masters Series investments in unconsolidated Trading Companies as of and for the year ended December 31, 2010.

Trading Company	Percentage of Net Assets	Fair Value	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)
Balanced Series—
Frontier Trading Companies II, LLC, VII, LLC and XIV, LLC,	9.82%	$42,072,378	$(2,993,397)	$39,955,308	$(7,341,429)	$29,620,482

Winton Series—
Frontier Trading Company II LLC	10.25%	$6,222,907	$(83,447)	$9,623,332	$2,307,042	$11,846,927

Campbell/Graham/Tiverton Series—
Frontier Trading Company V LLC, VI, LLC and XV, LLC	18.04%	$12,665,871	$(384,923)	$1,966,091	$1,988,987	$3,570,155

Winton/Graham Series—
Frontier Trading Company II, LLC	5.35%	$3,383,251	$(43,976)	$5,238,242	$1,127,914	$6,322,180

Frontier Long/Short Commodity Series —
Frontier Trading Company I, LLC and VII, LLC	42.71%	$32,964,448	$(1,439,892)	$3,627,563	$19,494,005	$21,681,676

Managed Futures Index Series—
Frontier Trading Company IX, LLC	19.24%	$992,837	$(22,391)	$153,962	$305,118	$436,689

Frontier Diversified Series—
Frontier Trading Company I LLC, II LLC, V LLC, VI, LLC, VII, LLC, IX,LLC, XIV, LLC and XV, LLC	34.45%	$54,940,095	$(1,505,795)	$21,109,182	$(919,485)	$18,683,902

Frontier Masters Series—
Frontier Trading Company II LLC, XIV, LLC, and XV, LLC	24.02%	$15,921,658	$(189,828)	$3,665,711	$2,531,223	$6,007,106

During 2010, the Balanced Series was invested in the Canatab Trading Company – Aristarchus Program, LLC, QIM Trading Company – Global Program, LLC, Tiverton Trading Company – Discretionary Program, LLC and Winton Trading Company – Diversified Program, LLC, part of such time as the majority owner. These investments were liquidated prior to December 31, 2010. Trading results for the year ended December 31, 2010 are disclosed on the statements of operations as components included in net gain/(loss) on investments.

During 2010, the Frontier Diversified Series was invested in the Beach Horizon Trading company – Horizon Program, LLC, part of such time as the majority owner. This investment was liquidated prior to December 31, 2010. Trading results for the year ended December 31, 2010 are disclosed on the statements of operations as components included in net gain/(loss) on investments.

The following table summarizes the Balanced Series, Winton Series, Campbell/Graham/Tiverton Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series, and Frontier Masters Series investments in unconsolidated Trading Companies as of and for the year ended December 31, 2009.

Trading Company	Percentage of Net Assets	Fair Value	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)
Balanced Series—
Frontier Trading Companies II LLC and VII, LLC	3.86%	$15,509,529	$(2,119,966)	$27,198,524	$(11,968,692)	$13,109,866

Winton Series—
Frontier Trading Company II LLC	10.98%	$6,409,912	$(41,731)	$127,741	$940,666	$1,026,676

Campbell/Graham/Tiverton Series—
Frontier Trading Company V LLC, VI, LLC and XV, LLC	19.72%	$15,648,252	$(254,782)	$7,521,736	$(5,019,572)	$2,247,382

Winton/Graham Series—
Frontier Trading Company II, LLC	4.87%	$3,257,379	$(76,610)	$(2,332,703)	$(497,669)	$(2,906,982)

Frontier Long/Short Commodity Series—
Frontier Trading Company VII, LLC	2.37%	$1,905,624	$(9,702)	$135,132	$232,252	$357,682

Managed Futures Index Series—
Frontier Trading Company I and VI LLC	14.93%	$563,414	$(11,181)	$(418,895)	$(37,724)	$(467,800)

Frontier Diversified Series—
Frontier Trading Company I LLC, II LLC, V LLC, VI, LLC, VII, LLC, XIII, LLC, XIV, LLC and XV, LLC	16.06%	$10,805,618	$(241,773)	$2,241,681	$(833,099)	$(1,166,809)

Frontier Masters Series—
Frontier Trading Company II LLC, XIV, LLC, and XV, LLC	11.82%	$4,900,007	$(43,728)	$2,257,011	$(1,530,485)	$682,798

The following table summarizes the Balanced Series, Campbell/Graham/Tiverton Series, Winton/Graham Series and Managed Futures Index Series investments in unconsolidated trading companies as of and for the year ended December 31, 2008.

Trading Company	Percentage of Net Assets	Fair Value	Trading Commissions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Net Income (Loss)
Balanced Series—
Frontier Trading Company II and VII, LLC	1.39%	$4,673,415	$(670,137)	$(3,093,773)	$16,557,640	$12,793,730

Campbell/Graham/Tiverton Series—
Frontier Trading Company I and VI LLC	18.09%	$14,454,643	$(56,395)	$4,501,544	$5,306,529	$9,751,678

Winton/Graham Series—
Frontier Trading Company II and V LLC	7.41%	$3,718,952	$(57,944)	$(7,581,309)	$13,250,856	$5,611,603

Managed Futures Index Series—
Frontier Trading Company IX, LLC	19.80%	$673,971	$(4,196)	$706,836	$(41,360)	$661,280

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

On February 4, 2010, the Managing Owner exchanged $1,250,000 from Balanced Series, Class 2 to Managed Futures Index Series, Class 2; $500,000 from Currency Series, Class 2 to Managed Futures Index Series, Class 2; and $250,000 from Winton Series, Class 2 to Managed Futures, Class 2. On March 15, 2010, the Managing Owner invested $220,000 in Frontier Diversified Series, Class 2 and $180,000 in Frontier Masters Series, Class 2. On March 30, 2010, the Managing Owner invested $125,000 in Frontier Diversified Series, Class 2 and $5,000 in Frontier Masters Series, Class 2. On June 29, 2010, the Managing Owner invested $60,000 in the Frontier Diversified Series, Class 2 and $90,000 in the Frontier Masters Series, Class 2. On this same date, the Managing Owner exchanged $60,000 from Balanced Series, Class 2 to Frontier Diversified Series, Class 2; $70,000 from Currency Series, Class 2 to Frontier Diversified Series, Class 2; and $80,000 from Long Only Commodity Series, Class 2 to Frontier Diversified Series, Class 2. On September 29, 2010, the Managing Owner invested $350,000 in the Frontier Diversified Series, Class 2 and $150,000 in the Frontier Masters Series, Class 2.

On March 12, 2009, the Managing Owner invested $20,000 in the Balanced Series, Class 2a and $460,000 in the Balanced Series, Class 2. On May 5, 2010, the Managing Owner invested $200,000 in the Managed Futures Index Series, Class 2 and $200,000 in the Winton Series, Class 2. On June 8, 2009, the Managing Owner redeemed $221 from the Balanced Series, Class 1a and $1,165 from the Winton Series, Class 1. On that same date, the Managing Owner invested $10,000 in the Balanced Series, Class 2a, $27,500 in the Frontier Diversified Series, Class 1, $27,500 in the Diversified Series, Class 2, $27,500 in the Frontier Dynamic Series, Class 1, $27,500 in the Frontier Dynamic Series, Class 2, $27,500 in the Frontier Long/Short Commodity Series, Class 1a, $27,500 in the Frontier Long/Short Commodity Series, Class 2a, $27,500 in the Frontier Masters Series, Class 1 and $27,500 in the Frontier Masters Series, Class 2. On September 29, 2009, the Managing Owner invested $150,000 in the Frontier Diversified Series, Class 2 and $15,000 in the Frontier Masters Series, Class 2. On December 30, 2009, the Managing Owner exchanged $270,000 from the Balanced Series, Class 2 and $170,000 from the Campbell/Graham/Tiverton Series, Class 2 for equal amounts in the Frontier Diversified Series, Class 2 and The Frontier Masters Series, Class 2, respectively. On that same date, the Managing Owner invested $100,000 in the Frontier Diversified Series, Class 2.

The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner.

The Balanced Series, for purposes of diversification of investments and trading advisors through the other Series’ access to trading companies in which the Balanced Series does not have a direct interest, advances funds to the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series.

The following table summarizes the Balanced Series advances to and reductions from other Series of the Trust as of December 31, 2010 and 2009.

Balanced Series

Summary by Quarter

Year Ended December 31, 2010

		Frontier	Frontier	Frontier
	Currency Series	Diversified Series	Dynamic Series	Masters Series	Total
Inter-series receivables January 1, 2010	$12,266,758	$10,962,073	$27,676,116	$18,184,135	$69,089,082
Additions during period	—	—	—	—	—
Reduction during period	—	—	—	—	—
Earnings on inter-series receivables	329,038	(102,443)	(129,208)	125,024	222,411

Inter-series receivables March 31, 2010	$12,595,796	$10,859,630	$27,546,908	$18,309,159	$69,311,493
Additions during period	—	—	—	—	—
Reduction during period	—	(11,139,253)	—	—	(11,139,253)
Earnings on inter-series receivables	177,705	279,623	(130,449)	(122,674)	204,205

Inter-series receivables June 30, 2010	$12,773,501	$—	$27,416,459	$18,186,485	$58,376,445
Additions during period	—	—	—	—	—
Reduction during period	—	—	—	(19,013,476)	(19,013,476)
Earnings on inter-series receivables	238,872	—	538,835	826,991	1,604,698

Inter-series receivables September 30, 2010	$13,012,373	$—	$27,955,294	$—	$40,967,667
Additions during period	—	—	—	—	—
Reduction during period	—	—	—	—	—
Earnings on inter-series receivables	(195,598)	—	364,989	—	169,391

Inter-series receivables December 31, 2010	$12,816,775	$—	$28,320,283	$—	$41,137,058

Balanced Series

Summary by Quarter

Year Ended December 31, 2009

		Frontier	Frontier	Frontier
	Currency Series	Diversified Series	Dynamic Series	Masters Series	Total
Inter-series receivables January 1, 2009	$14,679,460	$—	$—	$—	$14,679,460
Additions during period	—	—	—	—	—
Reduction during period	—	—	—	—	—
Earnings on inter-series receivables	(745,512)	—	—	—	(745,512)

Inter-series receivables March 31, 2009	$13,933,948	$—	$—	$—	$13,933,948
Additions during period	—	35,000,000	30,000,000	28,000,000	93,000,000
Reduction during period	—	—	—	—	—
Earnings on inter-series receivables	(337,249)	(625,551)	(847,463)	(538,696)	(2,348,959)

Inter-series receivables June 30, 2009	$13,596,699	$34,374,449	$29,152,537	$27,461,304	$104,584,989
Additions during period	—	—	—	—	—
Reduction during period	—	—	—	—	—
Earnings on inter-series receivables	(506,280)	451,702	(26,501)	222,585	141,506

Inter-series receivables September 30, 2009	$13,090,419	$34,826,151	$29,126,036	$27,683,889	$104,726,495
Additions during period	—	—	—	—	—
Reduction during period	—	(24,000,000)	—	(9,000,000)	(33,000,000)
Earnings on inter-series receivables	(823,661)	135,922	(1,449,920)	(499,754)	(2,637,413)

Inter-series receivables December 31, 2009	$12,266,758	$10,962,073	$27,676,116	$18,184,135	$69,089,082

Expenses

As sponsoring Management Company of the Trust, the Managing Owner has agreed to bear the organization and offering costs of the Trust. These costs were $7,473,787, $6,673,565 and $3,823,773 for the years ended December 31, 2010, 2009 and 2008, respectively. These are not included in the statements of operations of the Series.

Management Fees-Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets attributable to such Series (including notional assets), calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series, 2.0% for the Winton Series, Currency Series, Long Only Commodity Series, Frontier Long/Short Commodity Series Class 1 a and Class 2a, Managed Futures Index Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series, 2.5% for the Winton/Graham Series and Campbell/Graham/Tiverton Series, and 3.5% for the Frontier Long/Short Commodity Series Class 1 and Class 2. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

Trading Fees-In connection with each Series’ trading activities, the Frontier Long/Short Commodity Series (Classes 1, 2 and 3), Balanced Series, Currency Series, Campbell/Graham/Tiverton Series, Long/Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series pays to the Managing Owner a trading fee, or FCM Fee, up to 0.75% of such Series’ NAV, calculated daily. The Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series (Classes 1a and 2a) and Frontier Masters Series pays to the Managing Owner a trading fee, or FCM Fee, up to 2.25% and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees-Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series, Winton/Graham Series, Campbell/Graham/Tiverton Series, Currency Series and Frontier Long/Short Commodity Series may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Balanced Series or the Frontier Long/Short Commodity Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Balanced Series and the Frontier Diversified Series and 20% for the Winton Series, Currency Series, Winton/Graham Series, Campbell/Graham/Tiverton Series, Frontier Long/Short Commodity Series, Frontier Dynamic Series and Frontier Masters Series. There is no incentive fee for the Long Only Commodity Series or the Managed Futures Index Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Service Fees-In addition, with respect to Class 1 and Class 1a Units of each Series, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee at an annualized rate, as described in more detail above, which the Managing Owner pays to selling agents of the Trust. The following table summarizes fees earned by the Managing Owner for the year ended December 31, 2010.

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee
Frontier Diversified Series	$1,149,719	$2,734,353	$4,102,217	$1,465,769
Frontier Dynamic Series	—	687,992	—	91,089
Frontier Long/Short Commodity Series	3,355,920	425,521	3,065,308	1,174,272
Frontier Masters Series	1,093,634	1,507,560	490,628	675,234
Balanced Series	2,253,874	1,810,726	13,893,116	8,595,406
Campbell/Graham/Tiverton Series	2,289,188	360,892	270,462	1,927,715
Currency Series	163,333	102,763	—	216,919
Long Only Commodity Series	52,798	20,116	—	65,418
Managed Futures Index Series	120,305	26,465	—	32,965
Winton Series	1,529,612	291,849	534,245	1,456,391
Winton/Graham Series	1,959,820	286,314	702,432	1,373,119

The following table summarizes fees incurred to the Managing Owner for the year ended December 31, 2009

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee
Frontier Diversified Series	$189,654	$656,932	$299,318	$179,789
Frontier Dynamic Series	—	391,638	—	43,521
Frontier Long/Short Commodity Series	2,923,989	350,577	2,135,357	1,437,570
Frontier Masters Series	336,955	444,862	9,073	95,272
Balanced Series	1,555,348	1,937,150	7,386,253	9,120,995
Campbell/Graham/Tiverton Series	2,291,126	421,502	222,963	2,148,431
Currency Series	161,155	140,572	—	302,067
Long Only Commodity Series	53,403	21,077	—	68,696
Managed Futures Index Series	78,544	19,812	—	41,467
Winton Series	1,430,660	331,643	(21,347)	1,634,324
Winton/Graham Series	1,583,991	285,842	350,180	1,406,083

The following table summarizes fees incurred to the Managing Owner for the year ended December 31, 2008

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee
Balanced Series	$1,429,568	$1,958,781	$14,614,847	$6,607,802
Winton Series	1,170,160	292,355	1,859,948	1,693,985
Campbell/Graham/Tiverton Series	1,818,096	401,798	2,999,275	1,793,780
Currency Series	164,428	130,222	—	350,360
Winton/Graham Series	505,597	101,035	876,892	508,438
Long Only Commodity Series	75,213	30,079	—	107,713
Frontier Long/Short Commodity Series	1,703,437	243,105	1,569,879	1,327,950
Managed Futures Index Series	33,826	8,454	—	26,950

The following table summarizes fees payable to the Managing Owner as of December 31, 2010

Series:	Management Fee Payable	Trading Fee Payable	Incentive Fee Payable	Service Fee Payable
Frontier Diversified Series	$139,758	$310,302	$1,453,102	$48,903
Frontier Dynamic Series	—	59,936	—	726
Frontier Long/Short Commodity Series	300,038	44,699	1,600,703	69,686
Frontier Masters Series	108,531	131,841	229,686	21,894
Balanced Series	114,145	71,087	2,688,776	196,325
Campbell/Graham/Tiverton Series	152,455	29,714	270,557	148,307
Currency Series	13,860	8,409	—	11,273
Long Only Commodity Series	4,634	1,750	—	5,599
Managed Futures Index Series	10,789	2,154	—	2,338
Winton Series	122,675	25,245	467,341	99,085
Winton/Graham Series	168,136	24,127	623,629	103,698

The following table summarizes fees payable to the Managing Owner as of December 31, 2009

Series:	Management Fee Payable	Trading Fee Payable	Incentive Fee Payable	Service Fee Payable
Frontier Diversified Series	$28,225	$73,768	$132,434	$607
Frontier Dynamic Series	—	28,591	—	—
Frontier Long/Short Commodity Series	144,346	15,480	278,267	63,507
Frontier Masters Series	29,929	40,976	—	1,313
Balanced Series	208,736	103,317	1,306,596	85,599
Campbell/Graham/Tiverton Series	94,011	17,084	—	86,041
Currency Series	8,537	5,570	—	13,629
Long Only Commodity Series	4,891	1,904	—	5,301
Managed Futures Index Series	7,105	1,636	—	2,083
Winton Series	63,259	13,271	—	74,866
Winton/Graham Series	79,384	12,080	—	52,712

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the 12 months ended December 31, 2010, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $8,968 for the Balanced Series, $5,201 for the Frontier Long/Short Commodity Series and $1,592 for the Frontier Diversified Series. For the twelve months ended December 31, 2010, amounts paid or owing the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $983 for the Currency Series, $439 for the Winton/Graham Series, $1,115 for the Campbell/Graham/Tiverton Series, $13,886 for the Long Only Commodity Series, $272 for the Managed Futures Index Series, $17,149 for the Winton Series, $5,965 for the Frontier Dynamic Series, and $2,011 for the Frontier Masters Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Campbell/Graham/Tiverton Series, Currency Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series and Managed Futures Index Series 20% of the total interest allocated to each Series is paid to the Managing Owner. During the years ended December 31, 2010, 2009 and 2008 the Trust paid $10,238,665, $10,476,506 and $8,268,510, respectively, of such interest income to the Managing Owner. Such expenses are not included in the statements of operations of the Series.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. For these services the Managing Owner paid The Bornhoft Group Corporation $2,027,849, $1,746,079 and $1,259,529, respectively, for the years ended December 31, 2010, 2009 and 2008. Additionally, The Bornhoft Group Corporation provides office space to the Managing Owner, prorates office expenses, and advances certain direct expenses on behalf of the Managing Owner. Under this agreement, the Managing Owner reimbursed The Bornhoft Group Corporation $426,357, $427,862 and $477,612, respectively, for the years ended December 31, 2010, 2009 and 2008 for these expenses. Such expenses are not included in the statements of operations of the Series.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $3,650,128, $3,142,942 and $2,261,442, respectively, for the years ended December 31, 2010, 2009 and 2008. Such expenses are not included in the statements of operations of the Series.

Bornhoft Group Securities Corporation, a subsidiary of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations. Its results are consolidated with the Managing Owner.

7. Financial Highlights

The following information presents the financial highlights of the Series for the year ended December 31, 2010. This data has been derived from the information presented in the financial statements.

	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2009	$96.80	$97.77	$91.43	$92.25	$113.77	$127.49	$127.49	$101.49	$102.48
Net operating results:
Interest income	1.90	1.94	29.16	29.72	1.86	2.13	2.17	1.70	1.74
Expenses	(8.97)	(6.97)	(52.02)	(44.95)	(14.74)	(13.03)	(13.24)	(13.47)	(10.61)
Net gain/(loss) on investments, net of non-controlling interests	13.85	13.72	23.37	17.38	31.84	36.67	36.84	28.24	27.57

Net income/(loss)	6.78	8.69	0.51	2.15	18.96	25.77	25.77	16.47	18.70

Net asset value, December 31, 2010	$103.58	$106.46	$91.94	$94.40	$132.73	$153.26	$153.26	$117.96	$121.18

Ratios to average net assets
Net investment gain/(loss)	-7.17%	-4.98%	-25.19%	-16.46%	-11.33%	-8.39%	-8.39%	-11.33%	-8.39%
Expenses before incentive fees	5.55%	3.36%	57.32%	48.60%	8.48%	5.54%	5.54%	8.48%	5.54%
Expenses after incentive fees	9.09%	6.91%	57.32%	48.60%	12.97%	10.03%	10.03%	12.97%	10.03%
Total return before incentive fees (2)	12.71%	14.46%	1.38%	2.51%	17.47%	23.37%	30.76%	29.63%	30.88%
Total return after incentive fees (2)	9.17%	10.91%	1.38%	2.51%	12.98%	18.88%	26.27%	25.14%	26.39%

	Frontier Masters Series		Balanced Series					Campbell/Graham/Tiverton Series
	Class 1	Class 2	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2009	$94.46	$95.37	$118.54	$105.50	$139.01	$117.60	$117.60	$104.65	$121.10
Net operating results:
Interest income	1.80	1.83	0.13	0.12	0.16	0.13	0.14	0.01	0.01
Expenses	(8.13)	(6.01)	(9.60)	(8.44)	(7.07)	(5.97)	(6.03)	(7.23)	(4.85)
Net gain/(loss) on investments, net of non-controlling interests	14.83	14.62	22.88	19.18	27.36	21.90	21.95	13.04	15.47

Net income/(loss)	8.50	10.44	13.41	10.86	20.45	16.06	16.06	5.81	10.63

Net asset value, December 31, 2010	$102.96	$105.81	$131.95	$116.36	$159.46	$133.66	$133.66	$110.46	$131.73

Ratios to average net assets
Net investment gain/(loss)	-6.54%	-4.25%	-7.77%	-7.77%	-4.77%	-4.77%	-4.77%	-7.00%	-4.00%
Expenses before incentive fees	7.43%	5.14%	4.11%	4.11%	1.10%	1.10%	1.10%	6.64%	3.64%
Expenses after incentive fees	8.40%	6.11%	7.88%	7.88%	4.88%	4.88%	4.88%	7.01%	4.01%
Total return before incentive fees (2)	12.57%	13.29%	14.52%	11.01%	17.37%	16.69%	20.17%	5.46%	7.84%
Total return after incentive fees (2)	11.60%	12.32%	10.75%	7.24%	13.59%	12.91%	16.40%	5.09%	7.47%

	Currency Series		Long Only Commodity Series		Managed Futures Index Series		Winton Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2009	$78.00	$91.34	$83.59	$90.30	$112.54	$121.28	$117.57	$130.10	$110.06	$128.39
Net operating results:
Interest income	1.28	1.51	1.65	1.80	1.09	1.19	0.65	0.73	0.51	0.60
Expenses	(5.01)	(3.10)	(3.06)	(1.57)	(5.38)	(3.39)	(8.75)	(5.61)	(9.02)	(6.73)
Net gain/(loss) on investments, net of non-controlling interests	4.82	5.68	11.94	13.18	9.71	10.61	25.57	28.77	18.28	21.78

Net income/(loss)	1.09	4.09	10.52	13.41	5.42	8.41	17.47	23.89	9.77	15.65

Net asset value, December 31, 2010	$79.09	$95.43	$94.11	$103.71	$117.96	$129.69	$135.04	$153.99	$119.83	$144.04

Ratios to average net assets
Net investment gain/(loss)	-4.68%	-1.67%	-1.75%	0.25%	-3.79%	-1.79%	-6.47%	-3.46%	-7.65%	-4.65%
Expenses before incentive fees	6.27%	3.27%	3.78%	1.78%	4.75%	2.75%	6.08%	3.08%	6.89%	3.89%
Expenses after incentive fees	6.27%	3.27%	3.78%	1.78%	4.75%	2.75%	6.98%	3.98%	8.11%	5.11%
Total return before incentive fees (2)	1.84%	4.10%	11.26%	11.96%	4.60%	6.20%	14.76%	17.66%	9.66%	12.92%
Total return after incentive fees (2)	1.84%	4.10%	11.26%	11.96%	4.60%	6.20%	13.86%	16.75%	8.44%	11.70%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

The following information presents the financial highlights of the Series for the year ended December 31, 2009. This data has been derived from the information presented in the financial statements.

	Frontier Diversified Series*		Frontier Dynamic Series*		Frontier Long/Short Commodity Series**
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2008 or beginning of operations	$100.00	$100.00	$100.00	$100.00	$100.39	$109.28	$122.70	$100.00	$100.00
Net operating results:
Interest income	2.41	2.43	72.10	72.56	1.93	2.14	2.21	1.80	1.81
Expenses	(7.23)	(5.69)	(123.88)	(105.50)	(11.85)	(9.55)	(9.85)	(11.05)	(8.08)
Net gain/(loss) on investments, net of non-controlling interests	1.62	1.03	43.21	25.19	23.30	25.62	12.43	10.74	8.75

Net income/(loss)	(3.20)	(2.23)	(8.57)	(7.75)	13.38	18.21	4.79	1.49	2.48

Net asset value, December 31, 2009	$96.80	$97.77	$91.43	$92.25	$113.77	$127.49	$127.49	$101.49	$102.48

Ratios to average net assets
Net investment gain/(loss)	-8.60%	-5.78%	-96.63%	-61.09%	-9.15%	-6.17%	-10.52%	-16.21%	-10.93%
Expenses before incentive fees	10.27%	7.45%	231.20%	195.66%	7.80%	4.81%	8.21%	13.81%	8.52%
Expenses after incentive fees	12.91%	10.08%	231.20%	195.66%	10.93%	7.95%	13.56%	19.37%	14.08%
Total return before incentive fees (2)	-5.95%	-3.80%	-10.38%	-10.27%	16.06%	18.22%	6.98%	6.30%	7.28%
Total return after incentive fees (2)	-7.44%	-5.29%	-10.38%	-10.27%	12.92%	15.08%	3.84%	3.17%	4.15%

	Frontier Masters Series***		Balanced Series****					Campbell/Graham/Tiverton Series
	Class 1	Class 2	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2008 or beginning of operations	$100.00	$100.00	$125.17	$112.09	$142.44	$121.30	$121.97	$110.54	$124.14
Net operating results:
Interest income	3.71	3.74	0.28	0.25	0.33	0.28	0.28	0.38	0.43
Expenses	(11.95)	(10.12)	(7.12)	(6.36)	(3.97)	(3.37)	(3.37)	(6.98)	(4.34)
Net gain/(loss) on investments, net of non-controlling interests	2.70	1.75	0.21	(0.48)	0.21	(0.61)	(1.28)	0.71	0.86

Net income/(loss)	(5.54)	(4.63)	(6.63)	(6.59)	(3.43)	(3.70)	(4.37)	(5.89)	(3.04)

Net asset value, December 31, 2009	$94.46	$95.37	$118.54	$105.50	$139.01	$117.60	$117.60	$104.65	$121.09

Ratios to average net assets
Net investment gain/(loss)	-14.83%	-11.42%	-5.56%	-5.56%	-2.56%	-2.56%	-4.41%	-6.24%	-3.24%
Expenses before incentive fees	21.32%	17.90%	3.90%	3.90%	0.90%	0.90%	1.55%	6.33%	3.33%
Expenses after incentive fees	21.52%	18.10%	5.79%	5.79%	2.80%	2.80%	4.81%	6.60%	3.60%
Total return before incentive fees (2)	-12.36%	-10.27%	-3.67%	-4.15%	-0.60%	-1.65%	-3.33%	-5.21%	-1.99%
Total return after incentive fees (2)	-12.47%	-10.38%	-5.56%	-6.05%	-2.50%	-3.55%	-5.23%	-5.48%	-2.27%

	Currency Series		Long Only Commodity Series		Managed Futures Index Series		Winton Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2008 or beginning of operations	$96.19	$109.30	$70.31	$74.46	$132.18	$139.70	$130.41	$140.04	$116.18	$131.49
Net operating results:
Interest income	0.61	0.70	1.31	1.41	2.03	2.16	0.67	0.73	0.48	0.55
Expenses	(4.69)	(2.38)	(2.74)	(1.37)	(5.37)	(3.12)	(6.89)	(3.53)	(7.38)	(4.68)
Net gain/(loss) on investments, net of non-controlling interests	(14.11)	(16.28)	14.71	15.80	(16.30)	(17.46)	(6.63)	(7.15)	0.79	1.03

Net income/(loss)	(18.19)	(17.96)	13.28	15.84	(19.64)	(18.42)	(12.84)	(9.94)	(6.12)	(3.10)

Net asset value, December 31, 2009	$78.00	$91.34	$83.59	$90.30	$112.54	$121.28	$117.57	$130.09	$110.07	$128.39

Ratios to average net assets
Net investment gain/(loss)	-4.68%	-1.68%	-1.95%	0.05%	-2.75%	-0.75%	-5.11%	-2.11%	-6.25%	-3.26%
Expenses before incentive fees	5.38%	2.38%	3.73%	1.74%	4.43%	2.43%	5.70%	2.70%	6.10%	3.10%
Expenses after incentive fees	5.38%	2.38%	3.73%	1.74%	4.43%	2.43%	5.66%	2.66%	6.68%	3.69%
Total return before incentive fees (2)	-20.89%	-17.92%	18.04%	20.29%	-15.53%	-12.13%	-10.77%	-7.71%	-4.57%	-2.27%
Total return after incentive fees (2)	-20.89%	-17.92%	18.04%	20.29%	-15.53%	-12.13%	-10.74%	-7.67%	-5.15%	-2.85%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
*	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009
**	The Frontier Long/Short Commodity Series Class 3 Units began trading on May 29, 2009 and Class 1a and 2a Units began trading on June 8, 2009
***	The Frontier Masters Series began trading operations on June 9, 2009
****	The Balanced Series Class 3a Units began trading on June 3, 2009

The following information presents the financial highlights of the Series for the year ended December 31, 2008. This data has been derived from information presented in the financial statements.

	Balanced Series				Winton Series
	Class 1	Class 1a	Class 2	Class 2a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2008	$101.46	$90.90	$112.00	$95.47	$113.83	$118.61
Net operating results:
Interest income	0.66	0.59	0.74	0.64	0.58	0.61
Expenses	(10.74)	(9.64)	(8.29)	(7.10)	(9.75)	(6.39)
Net gain/(loss) on investments, net of minority interests	33.79	30.23	37.99	32.29	25.76	27.21

Net income	23.71	21.19	30.44	25.83	16.58	21.43

Net asset value, December 31, 2008	$125.17	$112.09	$142.44	$121.30	$130.41	$140.04

Ratios to average net assets
Net investment gain/(loss)	-9.01%	-9.01%	-6.00%	-6.00%	-7.46%	-4.45%
Expenses before incentive fees	4.25%	4.25%	1.24%	1.24%	5.17%	2.17%
Expenses after incentive fees	9.60%	9.60%	6.60%	6.60%	7.93%	4.92%
Total return before incentive fees (2)	26.70%	27.09%	30.22%	29.64%	14.47%	19.34%
Total return after incentive fees (2)	21.35%	21.73%	24.86%	24.29%	11.71%	16.58%

	Campbell/Graham/Tiverton Series		Currency Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2008	$91.90	$100.20	$100.66	$111.00	$95.04	$104.37
Net operating results:
Interest income	0.50	0.54	0.93	1.03	0.45	0.53
Expenses	(10.78)	(8.52)	(5.27)	(2.48)	(9.94)	(7.80)
Net gain/(loss) on investments, net of minority interests	28.92	31.92	(0.12)	(0.25)	30.63	34.39

Net income/(loss)	18.64	23.94	(4.47)	(1.70)	21.14	27.12

Net asset value, December 31, 2008	$110.54	$124.14	$96.19	$109.30	$116.18	$131.49

Ratios to average net assets
Net investment gain/(loss)	-10.45%	-7.43%	-4.30%	-1.29%	-8.86%	-5.87%
Expenses before incentive fees	6.39%	3.38%	5.21%	2.21%	5.57%	2.57%
Expenses after incentive fees	10.96%	7.94%	5.21%	2.21%	9.29%	6.29%
Total return before incentive fees (2)	23.65%	26.87%	-5.46%	-9.14%	21.42%	24.61%
Total return after incentive fees (2)	19.09%	22.31%	-5.46%	-9.14%	17.70%	20.89%

	Long Only Commodity Series		Long/Short Commodity Series		Managed Futures Index Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, January 1, 2008	$110.79	$115.04	$101.47	$107.19	$100.59	$104.42
Net operating results:
Interest income	2.13	2.04	1.91	2.03	2.09	2.21
Expenses	(4.27)	(1.91)	(10.47)	(7.75)	(4.76)	(2.64)
Net gain/(loss) on investments, net of minority interests	(38.33)	(40.71)	7.48	7.81	34.27	35.71

Net income/(loss)	(40.48)	(40.58)	(1.08)	2.09	31.59	35.28

Net asset value, December 31, 2008	$70.31	$74.46	$100.39	$109.28	$132.18	$139.70

Ratios to average net assets
Net investment gain/(loss)	-1.89%	0.12%	-8.07%	-5.06%	-2.36%	-0.36%
Expenses before incentive fees	3.75%	1.75%	6.80%	3.80%	4.20%	2.20%
Expenses after incentive fees	3.75%	1.75%	9.87%	6.86%	4.20%	2.20%
Total return before incentive fees (2)	-40.10%	-85.29%	-1.40%	-2.11%	32.74%	39.54%
Total return after incentive fees (2)	-40.10%	-85.29%	-4.46%	-5.17%	32.74%	39.54%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Series’ derivatives by instrument types as of December 31, 2010 and 2009 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. This activity was performed by affiliated Trading Companies and does not include activity of unaffiliated trading Company investments.

The following table summarizes the monthly average of futures contracts bought and sold for each respective Series of the Trust.

For The Year Ended December 31, 2010

	Bought	Sold
Monthly average contracts:
Frontier Diversified Series	800	200
Frontier Long/Short Commodity Series	19,000	13,000
Balanced Series	4,600	4,800
Campbell/Graham/Tiverton Series	1,000	400
Currency Series	300	3,000
Winton/Graham Series	3,000	500

The following tables summarize the trading revenues for the years ended December 31, 2010 and 2009 by contract:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2010 (1)

Type of contract	Frontier Diversified Series	Frontier Long/Short Commodity Series	Balanced Series

Metals	$906,825	$334,220	$8,897,940
Currencies	224,608	619,216	6,609,167
Energies	(725,644)	(32,272,414)	(1,878,859)
Agriculturals	(1,060,508)	6,407,717	607,231
Interest rates	1,444,587	(497,654)	10,538,167
Stock indices	(730,345)	1,379,261	2,968,760

Realized trading income/(loss)(2)	$59,523	$(24,029,654)	$27,742,406

Type of contract	Campbell/Graham/ Tiverton Series	Currency Series	Winton/Graham Series
Metals	$644,922	$—	$410,013
Currencies	(2,509,333)	290,954	3,469,334
Energies	(77,310)	—	(3,365,670)
Agriculturals	1,932,614	—	1,842,657
Interest rates	5,148,691	—	8,589,224
Stock indices	(638,620)	—	(5,464,152)

Realized trading income/(loss)(2)	$4,500,964	$290,954	$5,481,406

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2010 (1)

Type of contract	Frontier Diversified Series	Frontier Long/Short Commodity Series	Balanced Series
Metals	$(1,808,138)	$282,667	$6,894,319
Currencies	842,676	(69,820)	(3,152,713)
Energies	(4,250)	24,029,702	3,465,690
Agriculturals	(390,911)	(5,585,339)	5,371,647
Interest rates	883,518	(201,571)	5,952,513
Stock indices	(227,989)	31,629	(1,071,787)

Unrealized trading income/(loss)(3)	$(705,094)	$18,487,268	$17,459,669

Type of contract	Campbell/Graham/ Tiverton Series	Currency Series	Winton/Graham Series
Metals	$(2,788,785)	$—	$(2,364,922)
Currencies	6,807,535	54,015	8,948,879
Energies	(444,048)	—	(1,159,361)
Agriculturals	(791,698)	—	(1,491,247)
Interest rates	(357,453)	—	(1,541,855)
Stock indices	(80,013)	—	(1,774,544)

Unrealized trading income/(loss)(3)	$2,345,538	$54,015	$616,950

(1)	The Frontier Diversified Series, Frontier Masters Series, Campbell/Graham/Tiverton Series, Managed Futures Index Series and Winton Series participate in trading activities through equity in earnings/(loss) from trading companies. The Dynamic Series and Long Only Commodity Series participates in trading activities through realized gain/(loss) on swap contracts. Frontier Long/Short Commodity Series deconsolidated Frontier Trading Company VII, LLC as of January 31, 2010. The Balanced Series deconsolidated Frontier Trading Company XIV, LLC as of January 25, 2010 and Frontier Trading Company VI, LLC as of March 19, 2010. The Campbell/Graham/Tiverton Series consolidated Frontier Trading Company VI, LLC on March 19, 2010 and thereafter. The Frontier Diversified Series, Balanced Series and Long/Short Series participate in trading activities through equity in earnings(loss) from the aforementioned deconsolidated trading companies.
(2)	In the Statements of Operations under Net realized gain(loss) on futures and forwards.
(3)	In the Statements of Operations under Net change in open trade equity.

Realized Trading Revenue from Futures, Forwards and Options

for the Twelve Months Ended December 31, 2009 (1)

Type of contract	Frontier Long/Short Commodity Series	Balanced Series	Campbell/Graham/ Tiverton Series
Metals	$19,615,278	$(5,239,299)	$383,614
Currencies	3,599,861	6,732,973	1,140,115
Energies	20,547,042	(13,532,062)	(660,395)
Agriculturals	9,409,345	10,327,412	(1,379,700)
Interest rates	2,539,200	(25,905,939)	(585,739)
Stock indices	4,578,201	52,565,778	(515,373)

Realized trading income/(loss)(2)	$60,288,927	$24,948,863	$(1,617,478)

Type of contract	Currency Series	Winton Series	Winton/Graham Series
Metals	$—	$1,427,741	$1,470,562
Currencies	(178,743)	(1,770,778)	1,214,077
Energies	—	(2,503,289)	(2,353,206)
Agriculturals	—	(2,116,386)	(774,992)
Interest rates	—	1,325,304	(3,550,512)
Stock indices	—	(1,047,591)	9,847,851

Realized trading income/(loss)(2)	$(178,743)	$(4,684,999)	$5,853,780

Net Change in Open Trade Equity from Futures, Forwards and Options for the Twelve Months Ended December 31, 2009 (1)

Type of contract	Frontier Long/Short Commodity Series	Balanced Series	Campbell/Graham/ Tiverton Series
Metals	$(15,338,074)	$(1,597,128)	$187,751
Currencies	(141,604)	(25,601,772)	(885,245)
Energies	1,796,390	1,165,825	397,133
Agriculturals	(15,751,965)	2,978,506	(74,899)
Interest rates	440,666	2,244,443	(844,133)
Stock indices	678,338	3,786,085	459,162

Unrealized trading income/(loss)(2)	$(28,316,249)	$(17,024,041)	$(760,231)

Type of contract	Currency Series	Winton Series	Winton/ Graham Series
Metals	$—	$(1,596,179)	$(647,951)
Currencies	2,985	166,923	7,035,862
Energies	—	860,728	(1,024,357)
Agriculturals	—	2,077,665	(895,567)
Interest rates	—	(7,272,548)	(1,762,016)
Stock indices	—	2,154,604	(1,023,980)

Unrealized trading income/(loss)(2)	$2,985	$(3,608,807)	$1,681,991

(1)	The Frontier Diversified Series, Frontier Masters Series and Managed Futures Index Series participate in trading activities through equity in earnings/(loss) from trading companies. The Long Only Commodity Series participates in trading activities through realized gain/(loss) on swap contracts. Campbell/Graham/Tiverton Series deconsolidated Frontier Trading Company V LLC as of April 23, 2009, and thereafter participates in trading activities through equity in earnings/(loss) from trading companies. Winton Series deconsolidated Frontier Trading Company II LLC as of May 28, 2009, and thereafter participates in trading activities through equity in earnings/(loss) from Frontier Trading Company II LLC.
(2)	In the Statements of Operations under Net change in open trade equity.

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

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the statements of financial condition, may result in future obligation or loss in excess of the amount paid by the Series for a particular investment. Each Trading Company expects to trade in futures, options, forward and swap contracts and will therefore be a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures positions held by a Trading Company in respect of any Series at the same time, and if the Trading Advisor(s) of such Trading Company are unable to offset such futures interests positions, such Trading Company could lose all of its assets and the holders of Units of such Series would realize a 100% loss. The Managing Owner will seek to minimize market risk through real-time monitoring of open positions and the level of diversification of each Trading Advisor’s portfolio. It is anticipated that any Trading Advisor’s margin-to-equity ratio will typically not exceed approximately 35% although the actual ratio could be higher or lower from time to time.

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

10. Indemnifications

The Trust has entered into agreements, which provide for the indemnification of futures clearing brokers, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or bad faith. The Trust has had no prior claims or payments pursuant to these agreements. The Trust’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. However, based on experience the Trust expects the risk of loss to be remote.

11. Subsequent Events

Effective as of March 4, 2011, the Campbell/Graham/Tiverton Series of the Frontier Fund will become known as the Berkeley/Graham/Tiverton Series.

Report of Independent Registered Public Accounting Firm

To The Frontier Fund,

as sole member of the Trading Companies

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of the Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company III LLC, Frontier Trading Company V LLC, Frontier Trading Company VI LLC, Frontier Trading Company VII, LLC, Frontier Trading Company VIII, LLC, Frontier Trading Company IX, LLC, Frontier Trading Company X, LLC, Frontier Trading Company XI, LLC, Frontier Trading Company XII, LLC, Frontier Trading Company XIV, LLC and Frontier Trading Company XV, LLC (collectively, the Trading Companies) as of December 31, 2010 and 2009, and the related statements of operations, changes in owners’ capital, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the management of the The Frontier Fund. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trading Companies are not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trading Companies’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company III LLC, Frontier Trading Company V LLC, Frontier Trading Company VI LLC, Frontier Trading Company VII, LLC, Frontier Trading Company VIII, LLC, Frontier Trading Company IX, LLC, Frontier Trading Company X, LLC, Frontier Trading Company XI, LLC, Frontier Trading Company XII, LLC, Frontier Trading Company XIV, LLC and Frontier Trading Company XV, LLC as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Denver, Colorado

March 25, 2011

The Trading Companies of the Frontier Fund

Statements of Financial Condition

December 31, 2010 and 2009

	Frontier Trading		Frontier Trading		Frontier Trading
	Company I LLC		Company II LLC		Company III LLC
	12/31/2010	12/31/2009	12/31/2010	12/31/2009	12/31/2010	12/31/2009
ASSETS
Receivable from futures commission merchants	$51,797,165	$27,651,040	$13,321,102	$16,364,138	$678,454	$489,481
Open trade equity, at fair value	6,688,862	2,092,171	6,357,985	527,503	27,098	19,464
Swap contracts, at fair value	49,811,462	41,020,535	—	—	5,668,768	4,992,959

Total Assets	$108,297,489	$70,763,746	$19,679,087	$16,891,641	$6,374,320	$5,501,904

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$—
Open trade deficit, at fair value	—	—	—	—	—	—

Total Liabilities	—	—	—	—	—	—

MEMBERS’ EQUITY (Net Asset Value)	108,297,489	70,763,746	19,679,087	16,891,641	6,374,320	5,501,904

Total Liabilities and Members’ Equity	$108,297,489	$70,763,746	$19,679,087	$16,891,641	$6,374,320	$5,501,904

	Frontier Trading		Frontier Trading		Frontier Trading
	Company V LLC		Company VI LLC		Company VII, LLC
	12/31/2010	12/31/2009	12/31/2010	12/31/2009	12/31/2010	12/31/2009
ASSETS
Receivable from futures commission merchants	$11,089,508	$13,010,291	$7,683,483	$12,801,718	$83,823,713	$23,781,712
Open trade equity, at fair value	1,427,138	810,189	537,670	—	—	—
Swap contracts, at fair value	—	—	—	—	—	—

Total Assets	$12,516,646	$13,820,480	$8,221,153	$12,801,718	$83,823,713	$23,781,712

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$—
Open trade deficit, at fair value	—	—	—	767,235	15,607,877	518,490

Total Liabilities	—	—	—	767,235	15,607,877	518,490

MEMBERS’ EQUITY (Net Asset Value)	12,516,646	13,820,480	8,221,153	12,034,483	68,215,836	23,263,222

Total Liabilities and Members’ Equity	$12,516,646	$13,820,480	$8,221,153	$12,801,718	$83,823,713	$23,781,712

	Frontier Trading		Frontier Trading		Frontier Trading
	Company VIII, LLC		Company IX, LLC		Company X, LLC (1)
	12/31/2010	12/31/2009	12/31/2010	12/31/2009	12/31/2010	12/31/2009
ASSETS
Receivable from futures commission merchants	$—	$—	$4,340,260	$1,135,385	$—	$—
Open trade equity, at fair value	—	—	1,531,050	38,234	—	—
Swap contracts, at fair value	790,795	584,770	—	—	11,407,905	8,550,639

Total Assets	$790,795	$584,770	$5,871,310	$1,173,619	$11,407,905	$8,550,639

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$—
Open trade deficit, at fair value	—	—	—	—	—	—

Total Liabilities	—	—	—	—	—	—

MEMBERS’ EQUITY (Net Asset Value)	790,795	584,770	5,871,310	1,173,619	11,407,905	8,550,639

Total Liabilities and Members’ Equity	$790,795	$584,770	$5,871,310	$1,173,619	$11,407,905	$8,550,639

(1)	Trading Companies X, XI, XII, XIV and XV commenced trading operations in June 2009.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Financial Condition

December 31, 2010 and 2009

	Frontier Trading Company XI, LLC (1)		Frontier Trading Company XII, LLC (1)		Frontier Trading Company XIV, LLC (1)
	12/31/2010	12/31/2009	12/31/2010	12/31/2009	12/31/2010	12/31/2009
ASSETS
Receivable from futures commission merchants	$—	$—	$—	$—	$23,739,656	$11,719,152
Open trade equity, at fair value	—	—	—	—	323,845	—
Swap contracts, at fair value	26,242,246	15,972,157	10,956,756	10,027,253	—	—

Total Assets	$26,242,246	$15,972,157	$10,956,756	$10,027,253	$24,063,501	$11,719,152

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$—
Open trade deficit, at fair value	—	—	—	—	—	—
CTA fees payable	—	—	—	—	—	2,498,825

Total Liabilities	—	—	—	—	—	2,498,825

MEMBERS’ EQUITY (Net Asset Value)	26,242,246	15,972,157	10,956,756	10,027,253	24,063,501	9,220,327

Total Liabilities and Members’ Equity	$26,242,246	$15,972,157	$10,956,756	$10,027,253	$24,063,501	$11,719,152

	Frontier Trading Company XV, LLC (1)
	12/31/2010	12/31/2009
ASSETS
Receivable from futures commission merchants	$21,572,442	$12,425,289
Open trade equity, at fair value	17,332,625	11,374,083
Swap contracts, at fair value	—	—

Total Assets	$38,905,067	$23,799,372

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—
Open trade deficit, at fair value	—	—
CTA fees payable	—	—

Total Liabilities	—	—

MEMBERS’ EQUITY (Net Asset Value)	38,905,067	23,799,372

Total Liabilities and Members’ Equity	$38,905,067	$23,799,372

(1)	Trading Companies X, XI, XII, XIV and XV commenced trading operations in June 2009.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedules of Investments

December 31, 2010

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company I LLC		Company II LLC		Company III LLC		Company V LLC
		% of Net		% of Net		% of Net		% of Net
Description	Value	Asset Value	Value	Asset Value	Value	Asset Value	Value	Asset Value
LONG FUTURES CONTRACTS*
Various base metals futures contracts (US)	$555,817	0.51%	$222,700	1.13%	$—	0.00%	$172,560	1.38%
Various base metals futures contracts (Europe)	1,046,989	0.97%	1,707,490	8.68%	—	0.00%	181,596	1.45%
Various currency futures contracts (US)	1,100,579	1.02%	2,296,428	11.67%	—	0.00%	98,545	0.79%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	48,429	0.04%	32,042	0.16%	—	0.00%	23,874	0.19%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	872,990	0.81%	279,399	1.42%	—	0.00%	89,785	0.72%
Various energy futures contracts (Europe)	58,695	0.05%	138,670	0.70%	—	0.00%	14,200	0.11%
Various interest rates futures contracts (US)	394,589	0.36%	4,447	0.02%	—	0.00%	22,017	0.18%
Various interest rates futures contracts (Canada)	18,381	0.02%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	372,737	0.34%	25,928	0.13%	—	0.00%	10,474	0.08%
Various interest rates futures contracts (Far East)	158,539	0.15%	—	0.00%	—	0.00%	17,866	0.14%
Various precious metals futures contracts (US)	1,177,535	1.09%	983,795	5.00%	—	0.00%	200,060	1.60%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	2,746,254	2.54%	2,063,151	10.48%	—	0.00%	349,196	2.79%
Various soft futures contracts (Europe)	178,197	0.16%	19,642	0.10%	—	0.00%	4,650	0.04%
Various soft futures contracts (Canada)	—	0.00%		0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Far east)	12,801	0.01%	101	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	167,031	0.15%	252,337	1.28%	—	0.00%	(29,609)	-0.24%
Various stock index futures contracts (Canada)	12,657	0.01%	14,766	0.08%	—	0.00%	11,090	0.09%
Various stock index futures contracts (Europe)	(345,443)	-0.32%	(131,316)	-0.67%	—	0.00%	(173,696)	-1.39%
Various stock index futures contracts (Far East)	56,222	0.05%	54,237	0.28%	—	0.00%	(24,225)	-0.19%

Total Long Futures Contracts	$8,632,999	7.96%	$7,963,817	40.46%	$—	0.00%	$968,383	7.74%

LONG OPTIONS *	$716,700	0.66%	$6,318	0.03%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS*
Various base metals futures contracts (US)	$(331,303)	-0.31%	$(69,311)	-0.35%	$—	0.00%	$(18,909)	-0.15%
Various base metals futures contracts (Europe)	(733,813)	-0.68%	(847,568)	-4.31%	—	0.00%	(34,144)	-0.27%
Various currency futures contracts (US)	(122,191)	-0.11%	(22,213)	-0.11%	—	0.00%	(2,458)	-0.02%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	(62,039)	-0.06%	(259,920)	-1.32%	—	0.00%	(33,762)	-0.27%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	(338,619)	-0.31%	(117,540)	-0.60%	—	0.00%	2,730	-0.02%
Various energy futures contracts (Europe)	67,860	0.06%	(16,840)	-0.09%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	(81,746)	-0.08%	(113,507)	-0.58%	—	0.00%	(11,891)	-0.10%
Various interest rates futures contracts (Canada)	—	0.00%	(5,694)	-0.03%	—	0.00%	(4,408)	-0.04%
Various interest rates futures contracts (Europe)	(378,077)	-0.35%	(81,885)	-0.42%	—	0.00%	(114,032)	-0.91%
Various interest rates futures contracts (Far East)	(111,437)	-0.10%	(141,744)	-0.72%	—	0.00%	(28,536)	-0.23%
Various precious metals futures contracts (US)	(544,046)	-0.50%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	(484,599)	-0.45%	—	0.00%	—	0.00%	(21,733)	-0.17%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	(54,735)	-0.05%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	94,682	0.09%	—	0.00%	—	0.00%	9,471	0.08%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	61,296	0.06%	—	0.00%	—	0.00%	3,649	0.03%
Various stock index futures contracts (Far East)	2,832	0.00%	—	0.00%	—	0.00%	3,237	0.03%

Total Short Futures Contracts	$(3,015,935)	-2.79%	$(1,676,222)	-8.53%	$—	0.00%	$(250,786)	-2.04%

SHORT OPTIONS *	$(128,013)	-0.12%	$(12,125)	-0.06%	$(1,292)	-0.02%	$—	0.00%

CURRENCY FORWARDS *	$483,111	0.45%	$76,197	0.39%	$28,390	0.45%	$709,541	5.67%

Total Open Trade Equity	$6,688,862	6.16%	$6,357,985	32.29%	$27,098	0.43%	$1,427,138	11.37%

SWAPS (1)	$49,811,462	46.00%	$—	0.00%	$5,668,768	88.93%	$—	0.00%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedules of Investments

December 31, 2010

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company VI LLC		Company VII, LLC		Company VIII, LLC		Company IX, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS*
Various base metals futures contracts (US)	$13,058	0.16%	$750,203	1.10%	$—	0.00%	$404,374	6.89%
Copper @ Comex Settling 5/1/2011 (Number of Contracts: 3,001)	—	0.00%	43,349,975	63.55%	—	0.00%	—	0.00%
Copper @ Comex Settling 7/1/2011 (Number of Contracts: 500)	—	0.00%	4,043,750	5.93%	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	67,497	0.82%	1,913,337	2.80%	—	0.00%	316,784	5.40%
Various currency futures contracts (US)	—	0.00%	239,112	0.35%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	10,225	0.12%	—	0.00%	—	0.00%	(3,675)	-0.06%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	31,319	0.38%	16,053,412	23.53%	—	0.00%	104,356	1.78%
NYM RBOB GAS Settling 4/1/2011 (Number of Contracts: 1,612)	—	0.00%	4,453,298	6.53%	—	0.00%	—	0.00%
NYM RBOB GAS Settling 3/1/2011 (Number of Contracts: 1,657)	—	0.00%	8,054,361	11.81%	—	0.00%	—	0.00%
Crude Oil, Light Settling 4/1/2011 (Number of Contracts: 3,715)	—	0.00%	13,283,070	19.47%	—	0.00%	—	0.00%
Crude Oil, Light Settling 5/1/2011 (Number of Contracts: 2,000)	—	0.00%	5,076,440	7.44%	—	0.00%	—	0.00%
Crude Oil, Light Settling 12/1/2012 (Number of Contracts: 4,149)	—	0.00%	16,786,090	24.61%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	10,330	0.13%	14,148	0.02%	—	0.00%	50,320	0.86%
Various interest rates futures contracts (US)	—	0.00%	(19,102)	-0.03%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	775	0.01%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	7,479	0.09%	—	0.00%	—	0.00%	16,887	0.29%
Various interest rates futures contracts (Far East)	788	0.01%	—	0.00%	—	0.00%	12,220	0.21%
Various precious metals futures contracts (US)	53,135	0.65%	635,034	0.93%	—	0.00%	53,860	0.92%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	94,793	1.15%	9,573,232	14.03%	—	0.00%	463,755	7.90%
Coffee @ CSCE Settling 9/1/2011 (Number of Contracts: 549)	—	0.00%	3,813,713	5.59%	—	0.00%	—	0.00%
Sugar #11 Settling 5/1/2011 (Number of Contracts: 2,735)	—	0.00%	11,302,637	16.57%	—	0.00%	—	0.00%
Coffee @ CSCE Settling 3/1/2011 (Number of Contracts: 31)	—	0.00%	—	0.00%	—	0.00%	402,806	6.86%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	8,206	0.10%	55,237	0.08%	—	0.00%	13,284	0.23%
Various stock index futures contracts (Canada)	7,645	0.09%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(27,181)	-0.33%	27,570	0.04%	—	0.00%	25,130	0.43%
Various stock index futures contracts (Far East)	15,909	0.19%	(6,200)	-0.01%	—	0.00%	26,299	0.45%

Total Long Futures Contracts	$293,978	3.57%	$139,399,317	204.34%	$—	0.00%	$1,886,400	32.16%

LONG OPTIONS*	$(22,321)	-0.27%	$1,930,952	2.83%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS*
Various base metals futures contracts (US)	$(3,738)	-0.05%	$(608,120)	-0.89%	$—	0.00%	$(268,243)	-4.57%
Copper @ COMEX Settling 3/1/2011 (Number of Contracts: 3,501)	—	0.00%	(45,828,675)	-67.18%	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	(4,482)	-0.05%	(1,930,122)	-2.83%	—	0.00%	(373,617)	-6.36%
Various currency futures contracts (US)	—	0.00%	(6,750)	-0.01%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	(6,675)	-0.01%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	(13,070)	-0.16%	(7,196,572)	-10.55%	—	0.00%	—	0.00%
Crude Oil, Light Settling 2/1/2011 (Number of Contracts: 7,297)	—	0.00%	(17,244,770)	-25.28%	—	0.00%	—	0.00%
Crude Oil, Light Settling 12/1/2011 (Number of Contracts: 4,955)	—	0.00%	(28,698,600)	-42.07%	—	0.00%	—	0.00%
NYM RBOB Gas Settling 2/1/2011 (number of Contracts: 3,239)	—	0.00%	(16,575,010)	-24.30%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	(8,273)	-0.10%	97,843	0.14%	—	0.00%	45,500	0.77%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	3,532	0.04%	—	0.00%	—	0.00%	(50,055)	-0.85%
Various interest rates futures contracts (Far East)	(16,762)	-0.20%	—	0.00%	—	0.00%	(21,799)	-0.37%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	(4,980)	-0.06%	(4,401,168)	-6.45%	—	0.00%	—	0.00%
Coffee @ CSCE Settling 3/1/2011 (Number of Contracts: 1,550)	—	0.00%	(13,679,100)	-20.05%	—	0.00%	—	0.00%
Sugar #11 Settling 3/1/2011 (Number of Contracts: 3,482)	—	0.00%	(20,198,035)	-29.61%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(1,601)	-0.03%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	14,963	0.25%
Various stock index futures contracts (Far East)	2,019	0.02%	—	0.00%	—	0.00%	(1,959)	-0.03%

Total Short Futures Contracts	$(45,754)	-0.56%	$(156,275,754)	-229.09%	$—	0.00%	$(656,811)	-11.19%

SHORT OPTIONS*	$(56,300)	-0.68%	$(662,392)	-0.99%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *	$368,067	4.48%	$—	0.00%	$—	0.00%	$301,461	5.13%

Total Open Trade Equity (Deficit)	$537,670	6.54%	$(15,607,877)	-22.91%	$—	0.00%	$1,531,050	26.10%

SWAPS (1)	$—	0.00%	$—	0.00%	$790,795	100.00%	$—	0.00%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedules of Investments

December 31, 2010

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company X, LLC		Company XI, LLC		Company XII, LLC		Company XIV, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS*
Various base metals futures contracts (US)	$—	0.00%	$—	0.00%	$—	0.00%	$200,702	0.83%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	1,527,816	6.35%
Various currency futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	66,750	0.28%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	38,587	0.16%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	14,395	0.06%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(3,703)	-0.02%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	68,813	0.29%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	7,240	0.03%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	44,753	0.19%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	20,539	0.09%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(61,968)	-0.27%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	(3,701)	-0.02%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$1,920,223	7.97%

LONG OPTIONS*	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS*
Various base metals futures contracts (US)	$—	0.00%	$—	0.00%	$—	0.00%	$(203,148)	-0.84%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(1,286,708)	-5.35%
Various currency futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(1,763)	-0.01%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(20,360)	-0.08%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	11,222	0.05%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	(5,295)	-0.02%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(20,045)	-0.08%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$(1,526,097)	-6.33%

SHORT OPTIONS*	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$(70,281)	-0.29%

Total Open Trade Equity	$—	0.00%	$—	0.00%	$—	0.00%	$323,845	1.35%

SWAPS (1)	$11,407,905	100.00%	$26,242,246	100.00%	$10,956,756	100.00%	$—	0.00%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedules of Investments

December 31, 2010

	Frontier Trading Company XV, LLC
Description	Value	% of Net Asset Value
LONG FUTURES CONTRACTS*
Various base metals futures contracts (US)	$115,384	0.30%
Various base metals futures contracts (Europe)	6,583,933	16.92%
Copper @ LME Settling 3/16/2011 (Number of Contracts: 215)	6,234,313	16.02%
Various currency futures contracts (US)	92,175	0.24%
Various currency futures contracts (Canada)	—	0.00%
Various currency futures contracts (Europe)	—	0.00%
Various currency futures contracts (Far East)	—	0.00%
Various energy futures contracts (US)	—	0.00%
Various energy futures contracts (Europe)	—	0.00%
Various interest rates futures contracts (US)	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%
Various precious metals futures contracts (US)	—	0.00%
Various soft futures contracts (US)	416,851	1.07%
Various soft futures contracts (Far East)	—	0.00%
Various soft futures contracts (Europe)	—	0.00%
Various soft futures contracts (Canada)	—	0.00%
Various stock index futures contracts (US)	(3,240)	-0.01%
Various stock index futures contracts (Canada)	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%
Various stock index futures contracts (Far East)	(4,456)	-0.01%

Total Long Futures Contracts	$13,434,960	34.53%

LONG OPTIONS*	$11,010,254	28.30%
Copper @ LME Settling 3/1/2011, Call @ 8,500 (Number of Contracts: 133)	4,093,906	10.52%
Copper @ LME Settling 3/1/2011, Call @ 8,400 (Number of Contracts: 131)	4,299,158	11.05%
Silver @ COMEX Settling 3/1/2011, Call @ 1,900 (Number of Contracts: 55)	3,285,425	8.44%
Silver @ COMEX Settling 3/1/2011, Call @ 1,975 (Number of Contracts: 55)	3,080,825	7.92%
Silver @ COMEX Settling 3/1/2011, Call @ 2,100 (Number of Contracts: 54)	2,690,550	6.92%

Total Long Options	$28,460,118	73.15%

SHORT FUTURES CONTRACTS*
Various base metals futures contracts (US)	$(1,647,734)	-4.24%
Copper @ Comex Settling 3/1/2011 (Number of Contracts: 265)	(4,448,411)	-11.43%
Various base metals futures contracts (Europe)	(6,083,161)	-15.64%
Copper @ LME Settling 3/16/2011 (Number of Contracts: 204)	(5,109,138)	-13.13%
Various currency futures contracts (US)	(30,525)	-0.08%
Various currency futures contracts (Canada)	—	0.00%
Various currency futures contracts (Europe)	227,308	0.58%
Various currency futures contracts (Far East)	—	0.00%
Various energy futures contracts (US)	—	0.00%
Various energy futures contracts (Europe)	—	0.00%
Various interest rates futures contracts (US)	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%
Gold @ COMEX Settling 2/1/2010 (number of Contracts: 440)	—	0.00%
Various precious metals futures contracts (Europe)	—	0.00%
Various precious metals futures contracts (US)	(160,400)	-0.41%
Silver @ COMEX Settling 3/1/2011 (number of Contracts: 164)	(2,522,543)	-6.48%
Various soft futures contracts (US)	(318,020)	-0.82%
Various soft futures contracts (Europe)	—	0.00%
Various stock index futures contracts (US)	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%

Total Short Futures Contracts	$(20,092,624)	-51.65%

SHORT OPTIONS*	$(4,603,983)	-11.83%

CURRENCY FORWARDS *	$134,154	0.34%

Total Open Trade Equity	$17,332,625	44.54%

SWAPS (1)	$—	0.00%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedules of Investments

December 31, 2009

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company I LLC		Company II LLC		Company III LLC		Company V LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS*
Various base metals futures contracts (US)	$(35,600)	-0.05%	$(75,905)	-0.45%		0.00%	$1,403	0.01%
Various base metals futures contracts (Europe)	141,913	0.20%	808,538	4.79%		0.00%	1,132,371	8.19%
Various currency futures contracts (US)	81,706	0.12%	(641,932)	-3.80%		0.00%	(60)	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%		0.00%	—	0.00%
Various currency futures contracts (Europe)	(30,238)	-0.04%	(22,957)	-0.14%		0.00%	(49,882)	-0.36%
Various currency futures contracts (Far East)	—	0.00%	25,316	0.15%		0.00%	—	0.00%
Various energy futures contracts (US)	(90,328)	-0.13%	34,132	0.20%		0.00%	78,236	0.57%
Various energy futures contracts (Europe)	28,055	0.04%	320	0.00%		0.00%	46,060	0.33%
Various interest rates futures contracts (US)	(122,928)	-0.17%	(180,141)	-1.07%		0.00%	(738)	-0.01%
Various interest rates futures contracts (Canada)	(5,809)	-0.01%	(11,375)	-0.07%		0.00%	(22,874)	-0.17%
Various interest rates futures contracts (Europe)	(67,026)	-0.09%	(233,123)	-1.38%		0.00%	(404,032)	-2.92%
Various interest rates futures contracts (Far East)	(13,382)	-0.02%	103,198	0.61%		0.00%	9,295	0.07%
Various precious metals futures contracts (US)	(351,340)	-0.50%	(37,135)	-0.22%		0.00%	(62,250)	-0.45%
Various precious metals futures contracts (Europe)	—	0.00%	5,760	0.03%		0.00%	—	0.00%
Various soft futures contracts (US)	408,173	0.58%	217,088	0.10%		0.00%	213,979	1.55%
Various soft futures contracts (Europe)	7,186	0.01%	17,424	1.29%		0.00%	39,774	0.29%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%		0.00%	—	0.00%
Various stock index futures contracts (US)	865,940	1.22%	211,794	1.25%		0.00%	(52,431)	-0.38%
Various stock index futures contracts (Canada)	—	0.00%	22,119	0.13%		0.00%	17,967	0.13%
Various stock index futures contracts (Europe)	(41,830)	-0.06%	508,030	3.01%		0.00%	17,477	0.13%
Various stock index futures contracts (Far East)	—	0.00%	211,260	1.23%		0.00%	94,269	0.68%

Total Long Futures Contracts	$774,492	1.10%	$962,411	5.66%	$—	0.00%	$1,058,564	7.66%

LONG OPTIONS *	$(220,439)	-0.31%	$(3,846)	-0.02%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS*
Various base metals futures contracts (US)	$66,900	0.09%	$—	0.00%		0.00%	$7,800	0.06%
Various base metals futures contracts (Europe)	(12,738)	-0.02%	(199,794)	-1.18%		0.00%	(508,727)	-3.66%
Various currency futures contracts (US)	(47,076)	-0.07%	(50,906)	-0.30%		0.00%	4,708	0.03%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%		0.00%	—	0.00%
Various currency futures contracts (Europe)	487,868	0.69%	7,875	0.05%		0.00%	(1,907)	-0.01%
Various currency futures contracts (Far East)	—	0.00%	(3,480)	-0.02%		0.00%	(3,276)	-0.02%
Various energy futures contracts (US)	(4,870)	-0.01%	(155,584)	-0.92%		0.00%	18,764	0.14%
Various energy futures contracts (Europe)	—	0.00%	(9,125)	-0.04%		0.00%	—	0.00%
Various interest rates futures contracts (US)	540,639	0.76%	14,719	0.09%		0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%		0.00%	—	0.00%
Various interest rates futures contracts (Europe)	351,638	0.50%	(9,673)	-0.06%		0.00%	—	0.00%
Various interest rates futures contracts (Far East)	(3,336)	0.00%	(2,671)	-0.02%		0.00%	35,289	0.26%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%		0.00%	—	0.00%
Various soft futures contracts (US)	5,674	0.01%	(30,118)	-0.18%		0.00%	16,048	0.12%
Various soft futures contracts (Canada)	—	0.00%	(660)	0.00%		0.00%	—	0.00%
Various soft futures contracts (Europe)	230	0.00%	(200)	0.00%		0.00%	—	0.00%
Various stock index futures contracts (US)	9,760	0.01%	—	0.00%		0.00%	(2,250)	-0.02%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%		0.00%	—	0.00%
Various stock index futures contracts (Europe)	(19,006)	-0.03%	—	0.00%		0.00%	—	0.00%
Various stock index futures contracts (Far East)	(282,799)	-0.40%	—	0.00%		0.00%	—	0.00%

Total Short Futures Contracts	$1,092,884	1.53%	$(439,617)	-2.59%	$—	0.00%	$(433,551)	-3.10%

SHORT OPTIONS *	$445,234	0.63%	$8,555	0.05%	$201	0.00%	$—	0.00%

CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$19,263	0.35%	$185,176	1.34%

Total Open Trade Equity	$2,092,171	2.95%	$527,503	3.10%	$19,464	0.35%	$810,189	5.90%

SWAPS (1)	$41,020,535	57.98%	$—	0.00%	$4,992,959	90.75%	$—	0.00%

*	Except as notes, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedules of Investments

December 31, 2009

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company VI LLC		Company VII, LLC		Company VIII, LLC		Company IX, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS
Various base metals futures contracts (US)	$(66,750)	-0.55%	$(156,407)	-0.67%	$—	0.00%	$—	0.00%
Silver @ Comex Settling 5/1/2010 (Number of Contracts: 500)	—	0.00%	1,090,000	4.69%	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	255,067	2.12%	1,150,643	4.95%	—	0.00%	76,345	6.51%
Aluminum Settling 1/1/2010 (Number of Contracts: 21)	—	0.00%	—	0.00%	—	0.00%	148,174	12.63%
Various currency futures contracts (US)	—	0.00%	(6,050)	-0.03%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	(44,600)	-0.37%	(39,963)	-0.17%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	28,427	0.24%	(2,068,184)	-8.89%	—	0.00%	7,967	0.68%
Crude Oil, Light Settling 3/1/2010 (Number of Contracts: 1,281)	—	0.00%	3,305,111	14.21%	—	0.00%	—	0.00%
Natural Gas Settling 5/1/2010 (number of Contracts: 699)	—	0.00%	(1,204,616)	-5.18%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	2,495	0.02%	23,935	0.10%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	(502,446)	-4.18%	(159,796)	-0.69%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(317,596)	-2.64%	(228,947)	-0.98%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	10,180	0.08%	52,229	0.22%	—	0.00%	24,858	2.12%
Various precious metals futures contracts (US)	(50,070)	-0.43%	(269,865)	-1.16%	—	0.00%	—	0.00%
Various precious metals futures contracts (Europe)	—	0.00%	15	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	(1,381)	-0.01%	495,577	2.13%	—	0.00%	(7,373)	-0.63%
Coffee @ CSCE Settling 12/1/2010 (Number of Contracts: 2,014)	—	0.00%	(5,962,294)	-25.63%	—	0.00%	—	0.00%
Coffee @ CSCE Settling 9/1/2010 (Number of Contracts: 1,703)	—	0.00%	(6,875,963)	-29.56%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	8,290	0.04%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	5,313	0.02%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	151,937	1.26%	111,835	0.48%	—	0.00%	41,909	3.57%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	201,782	1.68%	(7,766)	-0.03%	—	0.00%	22,203	1.89%
Various stock index futures contracts (Far East)	143,511	1.19%	—	0.00%	—	0.00%	8,550	0.72%

Total Long Futures Contracts	$(189,444)	-1.59%	$(10,736,903)	-46.15%	$—	0.00%	$322,633	27.49%

LONG OPTIONS*	$14,815	0.12%	$(205,075)	-0.88%		0.00%		0.00%

SHORT FUTURES CONTRACTS
Various base metals futures contracts (US)	$—	0.00%	$(13,613)	-0.06%	$—	0.00%	$—	0.00%
Silver @ Comex Settling 3/1/2010 (Number of Contracts: 500)	—	0.00%	(1,075,000)	-4.62%	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	(92,500)	-0.77%	(799,966)	-3.44%	—	0.00%	(67,350)	-5.74%
Aluminum Settling 1/1/2010 (Number of Contracts: 21)	—	0.00%	—	0.00%	—	0.00%	(174,037)	-14.83%
Various currency futures contracts (US)	—	0.00%	5,488	0.02%	—	0.00%	5,466	0.47%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	10,638	0.05%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	21,703	0.07%	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	694,557	3.01%	—	0.00%	(16,841)	-1.43%
Crude Oil, Light Settling 2/1/2010 (Number of Contracts: 650)	—	0.00%	(1,812,713)	-7.79%	—	0.00%	—	0.00%
Crude Oil, Light Settling 4/1/2010 (Number of Contracts: 613)	—	0.00%	(1,370,558)	-5.89%	—	0.00%	—	0.00%
Natural Gas Settling 4/1/2010 (number of Contracts: 747)	—	0.00%	1,627,470	7.00%	—	0.00%	—	0.00%
Natural Gas Settling 8/1/2010 (number of Contracts: 1,387)	—	0.00%	941,441	4.05%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	(69,230)	-0.30%	—	0.00%	(4,400)	-0.37%
Various interest rates futures contracts (US)	—	0.00%	361,042	1.55%	—	0.00%	12,695	1.07%
Various interest rates futures contracts (Canada)	(3,329)	-0.04%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(14,663)	-0.12%	—	0.00%	—	0.00%	12,446	1.06%
Various interest rates futures contracts (Far East)	46,065	0.38%	—	0.00%	—	0.00%	(624)	-0.05%
Various precious metals futures contracts (US)	500	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	2,988	0.02%	(1,126,898)	-4.84%	—	0.00%	(8,015)	-0.68%
Coffee @ CSCE Settling 3/1/2010 (Number of Contracts: 2,562)	—	0.00%	7,791,994	33.50%	—	0.00%	—	0.00%
Coffee @ CSCE Settling 5/1/2010 (Number of Contracts: 456)	—	0.00%	2,061,450	8.86%	—	0.00%	—	0.00%
Coffee @ CSCE Settling 7/1/2010 (Number of Contracts: 718)	—	0.00%	3,021,281	12.99%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	5,063	0.02%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	(16,665)	-0.07%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	(1,461)	-0.01%	—	0.00%	—	0.00%

Total Short Futures Contracts	$(60,939)	-0.52%	$10,256,023	44.10%	$—	0.00%	$(240,660)	-20.50%

SHORT OPTIONS*	$(20,998)	-0.17%	$167,465	0.72%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *	$(510,669)	-4.24%	$—	0.00%	$—	0.00%	$(43,739)	-3.73%

Total Open Trade Equity	$(767,235)	6.40%	$(518,490)	-2.21%	$—	0.00%	$38,234	3.26%

SWAPS (1)	$—	0.00%	$—	0.00%	$584,391	100.00%	$—	0.00%

*	Except as notes, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedules of Investments

December 31, 2009

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company X, LLC		Company XI, LLC		Company XII, LLC		Company XIII, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS
Various base metals futures contracts (US)	$—	0.00%	$—	0.00%	$—	0.00%	$(628)	-0.01%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	463,248	7.56%
Various currency futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	30,663	0.50%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	32,904	0.54%
Various energy futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	28,016	0.46%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	270	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(65,078)	-1.06%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	(25,441)	-0.42%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	26,979	0.44%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	14,604	0.24%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	124,385	2.03%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	19,570	0.32%
Various soft futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	123,144	2.01%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	(2,417)	-0.04%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	14,411	0.24%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	12,546	0.20%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	46,977	0.77%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	31,092	0.51%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$875,245	14.29%

LONG OPTIONS*	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS
Various base metals futures contracts (US)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(83,085)	-1.36%
Various currency futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(6,900)	-0.12%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(17,650)	-0.29%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	186	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	17,670	0.29%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(67,975)	-1.11%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	16,000	0.26%
Various stock index futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(4,665)	-0.08%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$(146,419)	-2.40%

SHORT OPTIONS*	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$(33,608)	-0.55%

Total Open Trade Equity	$—	0.00%	$—	0.00%	$—	0.00%	$695,218	11.34%

SWAPS (1)	$8,550,639	100.00%	$15,972,157	100.00%	$10,027,253	100.00%	$—	0.00%

*	Except as notes, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedules of Investments

December 31, 2009

	Frontier Trading		Frontier Trading
	Company XIV, LLC		Company XV, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS
Various base metals futures contracts (US)	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	4,619,838	50.10%	16,503,410	69.34%
Various currency futures contracts (US)	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	(4,200)	-0.05%	(49,463)	-0.21%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%
Various energy futures contracts (US)	609,726	6.61%	(11,635)	-0.05%
Various energy futures contracts (Europe)	125,050	1.37%	—	0.00%
Various interest rates futures contracts (US)	(104,266)	-1.13%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(77,701)	-0.84%	(42,406)	-0.18%
Various interest rates futures contracts (Far East)	(11,389)	-0.12%	—	0.00%
Various precious metals futures contracts (US)	(25,070)	-0.27%	92,980	0.38%
Various soft futures contracts (US)	1,025	0.01%	390,265	1.64%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	375,047	1.57%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (US)	1,528	0.02%	(6,110)	-0.03%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	12,787	0.14%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%

Total Long Futures Contracts	$5,147,328	55.84%	$17,252,088	72.46%

LONG OPTIONS	$—	0.00%	$389,504	1.64%
Copper @ LME Settling 3/1/2010 (Number of Contracts: 95)	—	0.00%	(1,488,199)	-6.25%
SHORT FUTURES CONTRACTS
Various base metals futures contracts (US)	$—	0.00%	$(237,534)	-1.00%
Various base metals futures contracts (Europe)	—	0.00%	6,233,016	26.19%
Copper @ LME Settling 3/17/2010 (Number of Contracts: 744)	—	0.00%	(14,032,634)	-58.96%
Various currency futures contracts (US)	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	5,275	0.06%	440,884	1.85%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%
Various energy futures contracts (US)	(769,682)	-8.35%	—	0.00%
Various energy futures contracts (Europe)	(181,300)	-1.97%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	7,039	0.08%	682,354	2.87%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
Gold @ COMEX Settling 2/1/2010 (number of Contracts: 440)	—	0.00%	3,503,376	14.72%
Various precious metals futures contracts (Europe)	(4,850,464)	-52.60%	—	0.00%
Various soft futures contracts (US)	(66,563)	-0.72%	202,794	0.85%
Various soft futures contracts (Europe)	—	0.00%	(584,915)	-2.46%
Various stock index futures contracts (US)	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	7,945	0.09%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%

Total Short Futures Contracts	$(5,847,750)	-63.41%	$(3,792,659)	-15.94%

SHORT OPTIONS*	$—	0.00%	$(818,820)	-3.44%

CURRENCY FORWARDS *	$(1,798,403)	-19.50%	$(167,831)	-0.71%

Total Open Trade Equity	$(2,498,825)	-27.07%	$11,374,083	47.76%

SWAPS (1)	$—	0.00%	$—	0.00%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Operations

For The Years Ended December 31, 2010, 2009 and 2008

	Frontier Trading			Frontier Trading			Frontier Trading
	Company I LLC			Company II LLC			Company III LLC
	12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008
Investment Income:
Interest-net	$(43,262)	$(28,283)	$601,820	$7,102	$11,757	$329,722	$1,636	$970	$45,295

Total Income	(43,262)	(28,283)	601,820	7,102	11,757	329,722	1,636	970	45,295

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and currencies	23,493,386	8,715,485	13,956,522	26,434,521	(3,723,161)	19,921,443	290,954	(178,745)	234,616
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—	—	—	1,047,794
Net change in open trade equity	5,505,198	905,718	29,141,950	5,967,280	(1,513,729)	1,187,477	54,017	2,983	780
Net unrealized gain/(loss) on option / swap contracts	8,790,927	(12,051,821)	20,742,964	—	—	—	675,809	(4,129,162)	(2,877,879)
Trading commissions	(3,146,590)	(1,297,644)	(1,144,572)	(221,457)	(139,754)	(174,481)	—	—	—

Net gain/(loss) on investments	34,642,921	(3,728,262)	62,696,864	32,180,344	(5,376,644)	20,934,439	1,020,780	(4,304,924)	(1,594,689)

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$34,599,659	$(3,756,545)	$63,298,684	$32,187,446	$(5,364,887)	$21,264,161	$1,022,416	$(4,303,954)	$(1,549,394)

	Frontier Trading			Frontier Trading			Frontier Trading
	Company V LLC			Company VI LLC			Company VII, LLC
	12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008
Investment Income:
Interest-net	$11,448	$5,825	$278,151	$9,062	$9,613	$344,098	$29,449	$3,666	$213,312

Total Income	11,448	5,825	278,151	9,062	9,613	344,098	29,449	3,666	213,312

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and currencies	5,481,406	4,236,302	(16,480,431)	3,310,465	(210,732)	2,913,449	39,831,024	60,288,927	(18,291,792)
Net realized gain/(loss) on swap contracts	—	—	—	—	—	361,511	—	—	—
Net change in open trade equity	616,949	921,760	30,023,621	1,304,905	(877,165)	1,591,022	4,988,429	(28,316,249)	31,013,453
Net unrealized gain/(loss) on option / swap contracts	—	—	—	—	—	—	—	—	—
Trading commissions	(613,637)	(442,130)	(145,539)	(137,762)	(76,084)	(105,639)	(4,896,288)	(3,052,293)	(1,075,687)

Net gain/(loss) on investments	5,484,718	4,715,932	13,397,651	4,477,608	(1,163,981)	4,760,343	39,923,165	28,920,385	11,645,974

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$5,496,166	$4,721,757	$13,675,802	$4,486,670	$(1,154,368)	$5,104,441	$39,952,614	$28,924,051	$11,859,286

	Frontier Trading			Frontier Trading			Frontier Trading
	Company VIII, LLC			Company IX, LLC			Company X, LLC (1)
	12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008
Investment Income:
Interest-net	$(380)	$853	$17,439	$16,310	$5,629	$63,692	$—	$—	$—

Total Income	(380)	853	17,439	16,310	5,629	63,692	—	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and currencies	—	—	—	1,015,966	(1,054,979)	3,766,733	—	—	—
Net realized gain/(loss) on swap contracts	509,662	883,900	(2,684,087)	—	—	—	—	—	—
Net change in open trade equity	—	—	—	1,492,816	(165,186)	153,103	—	—	—
Net unrealized gain/(loss) on option / swap contracts	—	—	—	—	—	—	416,157	(1,707,778)	—
Trading commissions	—	—	—	(127,401)	(25,833)	(29,020)	—	—	—

Net gain/(loss) on investments	509,662	883,900	(2,684,087)	2,381,381	(1,245,998)	3,890,816	416,157	(1,707,778)	—

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$509,282	$884,753	$(2,666,648)	$2,397,691	$(1,240,369)	$3,954,508	$416,157	$(1,707,778)	$—

(1)	Trading Companies X, XI, XII, XIV and XV commenced trading operations in June 2009.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Operations

For The Years Ended December 31, 2010, 2009 and 2008

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XI, LLC (1)			Company XII, LLC (1)			Company XIV, LLC (1)
	12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008
Investment Income:
Interest-net	$—	$—	$—	$—	$—	$—	$(20,254)	$(1,416)	$—

Total Income	—	—	—	—	—	—	(20,254)	(1,416)	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and currencies	—	—	—	—	—	—	(234,782)	2,920,905	—
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—	—	—	—
Net change in open trade equity	—	—	—	—	—	—	2,822,669	(2,986,215)	—
Net unrealized gain/(loss) on swap contracts	3,474,611	(1,864,032)	—	929,503	(2,247,497)	—	—	—	—
Trading commissions	—	—	—	—	—	—	(320,752)	(33,595)	—

Net gain/(loss) on investments	3,474,611	(1,864,032)	—	929,503	(2,247,497)	—	2,267,135	(98,905)	—

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$3,474,611	$(1,864,032)	$—	$929,503	$(2,247,497)	$—	$2,246,881	$(100,321)	$—

	Frontier Trading
	Company XV, LLC (1)
	12/31/2010	12/31/2009	12/31/2008
Investment Income:
Interest-net	$(4,474)	$(1,089)	$—

Total Income	(4,474)	(1,089)	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and currencies	3,641,985	14,119,248	—
Net realized gain/(loss) on swap contracts	—	—	—
Net change in open trade equity	11,935,971	(14,596,420)	—
Net unrealized gain/(loss) on swap contracts	—	—	—
Trading commissions	(567,787)	(64,559)	—

Net gain/(loss) on investments	15,010,169	(541,731)	—

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$15,005,695	$(542,820)	$—

(1)	Trading Companies X, XI, XII, XIV and XV commenced trading operations in June 2009.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2010, 2009 and 2008

	Frontier Trading	Frontier Trading	Frontier Trading
	Company I LLC	Company II LLC	Company III LLC
Members’ Equity, December 31, 2007	$58,652,797	$10,895,013	$2,396,559

Capital Contributed	30,500,000	21,120,000	12,588,268
Capital Distributed	(47,593,581)	(41,467,210)	(3,629,575)
Net Increase in Members’ Equity Resulting From Operations	63,298,684	21,264,161	(1,549,394)

Members’ Equity, December 31, 2008	$104,857,900	$11,811,964	$9,805,858

Capital Contributed	27,700,000	31,050,000	—
Capital Distributed	(58,037,609)	(20,605,436)	—
Net Increase in Members’ Equity Resulting From Operations	(3,756,545)	(5,364,887)	(4,303,954)

Members’ Equity, December 31, 2009	$70,763,746	$16,891,641	$5,501,904

Capital Contributed	93,655,000	15,900,000	250,000
Capital Distributed	(90,720,916)	(45,300,000)	(400,000)
Net Increase in Members’ Equity Resulting From Operations	34,599,659	32,187,446	1,022,416

Members’ Equity, December 31, 2010	$108,297,489	$19,679,087	$6,374,320

	Frontier Trading	Frontier Trading	Frontier Trading
	Company V LLC	Company VI LLC	Company VII, LLC
Members’ Equity, December 31, 2007	$12,665,074	$27,294,158	$10,388,375

Capital Contributed	4,200,000	6,163,032	11,350,000
Capital Distributed	(25,430,693)	(32,180,399)	(24,352,391)
Net Increase in Members’ Equity Resulting From Operations	13,675,802	5,104,441	11,859,286

Members’ Equity, December 31, 2008	$5,110,183	$6,381,232	$9,245,270

Capital Contributed	18,100,000	16,900,000	71,700,000
Capital Distributed	(14,111,460)	(10,092,381)	(86,606,099)
Net Increase in Members’ Equity Resulting From Operations	4,721,757	(1,154,368)	28,924,051

Members’ Equity, December 31, 2009	$13,820,480	$12,034,483	$23,263,222

Capital Contributed	7,700,000	6,200,000	92,000,000
Capital Distributed	(14,500,000)	(14,500,000)	(87,000,000)
Net Increase in Members’ Equity Resulting From Operations	5,496,166	4,486,670	39,952,614

Members’ Equity, December 31, 2010	$12,516,646	$8,221,153	$68,215,836

	Frontier Trading	Frontier Trading	Frontier Trading
	Company VIII, LLC	Company IX, LLC	Company X, LLC (1)
Members’ Equity, January 1, 2007	$806,473	$2,158,863	$—
Capital Contributed	7,584,341	100,000	—
Capital Distributed	(9,440,804)	(288,235)	—
Net Increase in Members’ Equity Resulting From Operations	1,818,018	655,810	—

Members’ Equity, December 31, 2007	$768,028	$2,626,438	$—

Capital Contributed	10,286,986	800,000	—
Capital Distributed	(7,551,812)	(5,382,812)	—
Net Increase in Members’ Equity Resulting From Operations	(2,666,648)	3,954,508	—

Members’ Equity, December 31, 2008	$836,554	$1,998,134	$—

Capital Contributed	1,849,628	900,000	10,279,667
Capital Distributed	(2,986,165)	(484,146)	(21,250)
Net Increase in Members’ Equity Resulting From Operations	884,753	(1,240,369)	(1,707,778)

Members’ Equity, December 31, 2009	$584,770	$1,173,619	$8,550,639

Capital Contributed	1,194,774	5,400,000	2,500,000
Capital Distributed	(1,498,031)	(3,100,000)	(58,891)
Net Increase in Members’ Equity Resulting From Operations	509,282	2,397,691	416,157

Members’ Equity, December 31, 2010	$790,795	$5,871,310	$11,407,905

(1)	Trading Companies X, XI, XII, XIV and XV commenced trading operations in June 2009.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2010, 2009 and 2008

	Frontier Trading	Frontier Trading	Frontier Trading
	Company XI, LLC (1)	Company XII, LLC (1)	Company XIV, LLC
Members’ Equity, January 1, 2007	$—	$—	$—
Capital Contributed	—	—	—
Capital Distributed	—	—	—
Net Increase in Members’ Equity Resulting From Operations	—	—	—

Members’ Equity, December 31, 2007	$—	$—	$—

Capital Contributed	—	—	—
Capital Distributed	—	—	—
Net Increase in Members’ Equity Resulting From Operations	—	—	—

Members’ Equity, December 31, 2008	$—	$—	$—

Capital Contributed	18,060,709	12,500,000	9,321,648
Capital Distributed	(224,520)	(225,250)	—
Net Increase in Members’ Equity Resulting From Operations	(1,864,032)	(2,247,497)	(101,321)

Members’ Equity, December 31, 2009	$15,972,157	$10,027,253	$9,220,327

Capital Contributed	14,489,668	—	12,600,000
Capital Distributed	(7,694,190)	—	(3,707)
Net Increase in Members’ Equity Resulting From Operations	3,474,611	929,503	2,246,881

Members’ Equity, December 31, 2010	$26,242,246	$10,956,756	$24,063,501

	Frontier Trading
	Company XV, LLC
Members’ Equity, January 1, 2007	$—
Capital Contributed	—
Capital Distributed	—
Net Increase in Members’ Equity Resulting From Operations	—

Members’ Equity, December 31, 2007	$—

Capital Contributed	—
Capital Distributed	—
Net Increase in Members’ Equity Resulting From Operations	—

Members’ Equity, December 31, 2008	$—

Capital Contributed	26,742,192
Capital Distributed	(2,400,000)
Net Increase in Members’ Equity Resulting From Operations	(542,820)

Members’ Equity, December 31, 2009	$23,799,372

Capital Contributed	100,000
Capital Distributed	—
Net Increase in Members’ Equity Resulting From Operations	15,005,695

Members’ Equity, December 31, 2010	$38,905,067

(1)	Trading Companies X, XI, XII, XIV and XV commenced trading operations in June 2009.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Cash Flows

For the Years Ended December 31, 2010, 2009 and 2008

	Frontier Trading			Frontier Trading			Frontier Trading
	Company I LLC			Company II LLC			Company III LLC
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$34,599,659	$(3,756,545)	$63,298,684	$32,187,446	(5,364,887)	$21,264,161	$1,022,416	(4,303,954)	$(1,549,394)
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	(24,146,125)	1,298,277	(3,087,792)	3,043,036	(6,710,543)	270,551	(188,973)	181,446	868,861
Decrease (increase) in open trade equity, at fair value	(4,596,691)	20,744,056	(22,374,347)	(5,830,482)	1,630,866	(1,187,502)	(7,634)	(6,654)	21,893
Net realized (gain) loss on swap contracts	—	—	—	—	—	—	—	—	(1,047,794)
(Purchases) of swap contracts	—	—	—	—	—	—	—	—	1,869,862
Sales of swap contracts	—	—	—	—	—	—	—	—	(12,000,000)
Net unrealized (gain) loss on option/swap contracts	(8,790,927)	12,051,821	(20,742,964)	—	—	—	(675,809)	4,129,162	2,877,879

Net cash provided by (used in) operating activities	(2,934,084)	30,337,609	17,093,581	29,400,000	(10,444,564)	20,347,210	150,000	—	(8,958,693)
Cash Flows from Financing Activities
Capital Contributed	93,655,000	27,700,000	30,500,000	15,900,000	31,050,000	21,120,000	250,000	—	12,588,268
Capital Distributed	(90,720,916)	(58,037,609)	(47,593,581)	(45,300,000)	(20,605,436)	(41,467,210)	(400,000)	—	(3,629,575)

Net cash provided by (used in) financing activities	2,934,084	(30,337,609)	(17,093,581)	(29,400,000)	10,444,564	(20,347,210)	(150,000)	—	8,958,693

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading			Frontier Trading			Frontier Trading
	Company V LLC			Company VI LLC			Company VII, LLC
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$5,496,166	$4,721,757	$13,675,802	$4,486,670	(1,154,368)	$5,104,441	$39,952,614	28,924,051	$11,859,286
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	1,920,783	(7,788,582)	7,540,021	5,118,235	(6,530,366)	7,591,865	(60,042,001)	(25,290,205)	23,048,135
Decrease (increase) in open trade equity, at fair value	(616,949)	(921,715)	14,870	(1,304,905)	877,115	(1,591,002)	15,089,387	11,272,253	(21,905,030)
Net realized (gain) loss on swap contracts	—	—	—	—	—	(361,511)	—	—	—
(Purchases) of swap contracts	—	—	—	—	—	—	—	—	—
Sales of swap contracts	—	—	—	—	—	15,273,574	—	—	—

Unrealized (gain) loss on open swap contracts	—	—	—	—	—	—	—	—	—
Increase (decrease) in payable to commodities futures merchant	—	—	—	—	—	—	—	—	—

Net cash provided by (used in) operating activities	6,800,000	(3,988,540)	21,230,693	8,300,000	(6,807,619)	26,017,367	(5,000,000)	14,906,099	13,002,391
Cash Flows from Financing Activities
Capital Contributed	7,700,000	18,100,000	4,200,000	6,200,000	16,900,000	6,163,032	92,000,000	71,700,000	11,350,000
Capital Distributed	(14,500,000)	(14,111,460)	(25,430,693)	(14,500,000)	(10,092,381)	(32,180,399)	(87,000,000)	(86,606,099)	(24,352,391)

Net cash provided by (used in) financing activities	(6,800,000)	3,988,540	(21,230,693)	(8,300,000)	6,807,619	(26,017,367)	5,000,000	(14,906,099)	(13,002,391)

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading			Frontier Trading			Frontier Trading
	Company VIII, LLC			Company IX, LLC			Company X, LLC (1)
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$509,282	$884,753	$(2,666,648)	$2,397,691	(1,240,369)	$3,954,508	$416,157	(1,707,778)	$—
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	—	—	—	(3,204,875)	659,330	781,407	—	—	—
Decrease (increase) in open trade equity, at fair value	—	—	—	(1,492,816)	165,185	(153,103)	—	—	—
Net realized (gain) loss on swap contracts	(509,662)	(883,900)	2,684,087	—	—	—	—	—	—
(Purchases) of swap contracts	(1,194,395)	(1,850,007)	(10,273,024)	—	—	—	(2,500,000)	(10,279,667)	—
Sales of swap contracts	1,498,032	2,985,691	7,520,411	—	—	—	58,891	21,250	—
Net unrealized (gain) loss on option/swap contracts	—	—	—	—	—	—	(416,157)	1,707,778	—

Net cash provided by (used in) operating activities	303,257	1,136,537	(2,735,174)	(2,300,000)	(415,854)	4,582,812	(2,441,109)	(10,258,417)	—
Cash Flows from Financing Activities
Capital Contributed	1,194,774	1,849,628	10,286,986	5,400,000	900,000	800,000	2,500,000	10,279,667	—
Capital Distributed	(1,498,031)	(2,986,165)	(7,551,812)	(3,100,000)	(484,146)	(5,382,812)	(58,891)	(21,250)	—

Net cash provided by (used in) financing activities	(303,257)	(1,136,537)	2,735,174	2,300,000	415,854	(4,582,812)	2,441,109	10,258,417	—

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

(1)	Trading Companies X, XI, XII, XIV and XV commenced trading operations in June 2009.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Cash Flows

December 31, 2010, 2009 and 2008

	Frontier Trading Company XI, LLC (1)			Frontier Trading Company XII, LLC (1)			Frontier Trading Company XIV, LLC
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$3,474,611	$(1,864,032)	$—	$929,503	(2,247,497)	$—	$2,246,881	$(100,321)	$—
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	—	—	—	—	—	—	(12,020,504)	(11,720,152)	—
Decrease (increase) in open trade equity, at fair value	—	—	—	—	—	—	(323,845)	—	—
Net realized (gain) loss on swap contracts	—	—	—	—	—	—	—	—	—
(Purchases) of swap contracts	(14,489,668)	(18,060,709)	—	—	(12,274,750)	—	—	—	—
Sales of swap contracts	7,694,190	224,520	—	—	—	—	—	—	—
Net unrealized (gain) loss on option/swap contracts	(3,474,611)	1,864,032	—	(929,503)	2,247,497	—	—	—	—
Increase (decrease) in CTA fees payable	—	—	—	—	—	—	(2,498,825)	2,498,825	—

Net cash provided by (used in) operating activities	(6,795,478)	(17,836,189)	—	—	(12,274,750)	—	(12,596,293)	(9,321,648)	—
Cash Flows from Financing Activities
Capital Contributed	14,489,668	18,060,709	—	—	12,500,000	—	12,600,000	9,321,648	—
Capital Distributed	(7,694,190)	(224,520)	—	—	(225,250)	—	(3,707)	—	—

Net cash provided by (used in) financing activities	6,795,478	17,836,189	—	—	12,274,750	—	12,596,293	9,321,648	—

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading Company XV, LLC
	2010	2009	2008
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$15,005,695	(542,820)	$—
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from commodities future merchant	(9,147,153)	(12,425,289)	—
Decrease (increase) in open trade equity	(5,958,542)	(11,374,083)	—
Net unrealized (gain) loss on option/swap contracts	—	—	—

Net cash provided by (used in) operating activities	(100,000)	(24,342,192)	—
Cash Flows from Financing Activities
Capital Contributed	100,000	26,742,192	—
Capital Distributed	—	(2,400,000)	—

Net cash provided by (used in) financing activities	100,000	24,342,192	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

(1)	Trading Companies X, XI, XII, XIV and XV commenced trading operations in June 2009.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund Trading Companies

Notes to Financial Statements

1. Organization and Purpose

These financial statements and related notes pertain to the following companies: Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company III LLC, Frontier Trading Company V LLC, Frontier Trading Company VI LLC, Frontier Trading Company VII, LLC, Frontier Trading Company VIII, LLC, Frontier Trading Company IX, LLC, Frontier Trading Company X, LLC, Frontier Trading Company XI, LLC, Frontier Trading Company XII, LLC, Frontier Trading Company XIV, LLC and Frontier Trading Company XV, LLC (the “Trading Companies”).

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

Cash held at Futures Commission Merchants—the Trading Companies deposit assets with a FCM subject to CFTC Commission regulations and various exchange and FCM requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trading Companies earn interest income on its assets deposited with the FCM.

Use of Estimates—The preparation of financial statements in conformity with GAAP may require the management of the Trading Companies to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The valuation of swap contracts requires significant estimates as well as the valuation of certain other investments. Please refer to Note 3 for discussion of valuation methodology.

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

Distribution of Earnings— Each Trading Company distributes all of its daily trading profits or losses to the Series in proportion to each Series’ ownership interest in the Trading Company, adjusted on a daily basis. As of December 31, 2010, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

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

Investments and Swaps— The Trading Companies record investment transactions on a trade date basis and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. Certain Trading Companies strategically invest a portion or all of their assets in total return Swaps, selected at the direction of management. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts require significant estimates. Swap contracts utilizing Level 2 inputs are reported at fair value based on daily reports from the swap counterparty that may be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Other Swap Contracts are reported utilizing Level 3 Inputs. During the fourth quarter of 2010, these Swap Contracts are reported at fair value based upon daily valuations provided by a third party pricing service and corroborated by weekly counterparty settlement values. The third party pricing service utilizes a Black Scholes pricing model with input adjustments factoring in volatility and liquidity of the instruments. These Swap Contracts were previously reported at fair value based upon returns/values that were provided on less than a daily frequency from the swap counterparty, requiring additional internal financial modeling to develop pricing. All valuation processes are monitored by the valuation committee of management.

Income Taxes—The Trading Companies apply the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trading Companies’ financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trading Company level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Management has concluded there is no tax expense, interest or penalties to be recorded by the Trading Companies for the periods ended December 31, 2010 and December 31, 2009. The 2006 through 2010 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Fees and Expenses—The Trading Companies incur no expenses other than trading commissions resulting from normal trading activity. All operating expenses such as legal, accounting, etc. are paid for, without reimbursement, by Equinox Fund Management, LLC, the managing owner of the Trust.

Recently Adopted Accounting Pronouncements— In January 2010, FASB issued Accounting Standards update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. As this update is disclosure related, adoption did not have an impact on the Trading Company’s financial condition or results of operations.

Reclassification—Certain amounts in the 2009 and 2008 financial statements have been reclassified to conform with the 2010 presentation. None of the reclassification had an impact on the NAV of the Trading Companies.

Subsequent Events—The Trust follows the provisions of FASB ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.

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

The Trading Companies uses the following methodologies to value instruments within its financial asset portfolio at fair value:

Trading Securities. These instruments include U.S. Treasury Securities and Open Trade Equity Positions (Futures Contracts, Currency Forwards and Options) that are actively traded on public markets with quoted pricing for corroboration. U.S. Treasury Securities, Futures Contracts, and Currency Forward are reported at fair value using Level 1 inputs. Trading Securities instruments further include Open Trade Equity that are quoted prices for identical or similar assets that are not traded on active markets. Trading Options are reported at fair value using Level 2 inputs from similar financial data in an active market.

Swap Contracts. Certain Swap Contracts are reported utilizing Level 2 inputs. These Swap Contracts are reported at fair value based on daily reports from the swap counterparty that may be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Certain Trading Companies strategically invest a portion or all of their assets in total return Swaps, selected at the direction of management. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts require significant estimates. Swap contracts utilizing Level 2 inputs are reported at fair value based on daily reports from the swap counterparty that may be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Other Swap Contracts are reported utilizing Level 3 Inputs. During the fourth quarter of 2010, these Swap Contracts are reported at fair value based upon daily valuations provided by a third party pricing service and corroborated by weekly counterparty settlement values. The third party pricing service utilizes a Black Scholes pricing model with input adjustments factoring in volatility and liquidity of the instruments. These Swap Contracts were previously reported at fair value based upon returns/values that were provided on less than a daily frequency from the swap counterparty, requiring additional internal financial modeling to develop pricing.

The following table summarizes the instruments that comprise the Trading Companies financial asset portfolio, by Series, measured at fair value on a recurring basis as of December 31, 2010 and 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Trading Company I LLC
Open Trade Equity	$6,100,175	$588,687	$—	$6,688,862
Swap Contracts	—	—	49,811,462	49,811,462
Frontier Trading Company II LLC
Open Trade Equity	6,363,792	(5,807)	—	6,357,985
Frontier Trading Company III LLC
Open Trade Equity	28,390	(1,292)	—	27,098
Swap Contracts	—	—	5,668,768	5,668,768
Frontier Trading Company V LLC
Open Trade Equity	1,427,138			1,427,138
Frontier Trading Company VI LLC
Open Trade Equity	616,291	(78,621)	—	537,670
Frontier Trading Company VII, LLC
Open Trade Equity	(16,876,437)	1,268,560	—	(15,607,877)
Frontier Trading Company VIII, LLC
Swap Contracts	—	—	790,795	790,795
Frontier Trading Company IX, LLC
Open Trade Equity	1,531,050	—	—	1,531,050
Frontier Trading Company X, LLC
Swap Contracts	—	—	11,407,905	11,407,905
Frontier Trading Company XI, LLC
Swap Contracts	—	—	26,242,246	26,242,246
Frontier Trading Company XII, LLC
Swap Contracts	—	—	10,956,756	10,956,756
Frontier Trading Company XIII, LLC
Open Trade Equity	—	—	—	—
Frontier Trading Company XIV, LLC
Open Trade Equity	323,845	—	—	323,845
Frontier Trading Company XV, LLC
Open Trade Equity	(6,523,510)	23,856,135	—	17,332,625

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Trading Company I LLC
Open Trade Equity	1,867,376	224,795	—	2,092,171
Swap Contracts	—	—	41,020,535	41,020,535
Frontier Trading Company II LLC
Open Trade Equity	522,794	4,709	—	527,503
Frontier Trading Company III LLC
Open Trade Equity	19,263	201	—	19,464
Swap Contracts	—	—	4,992,959	4,992,959
Frontier Trading Company V LLC
Open Trade Equity	810,189			810,189
Frontier Trading Company VI LLC
Open Trade Equity	(761,052)	(6,183)	—	(767,235)
Frontier Trading Company VII, LLC
Open Trade Equity	(480,880)	(37,610)	—	(518,490)
Frontier Trading Company VIII, LLC
Swap Contracts	—	584,770	—	584,770
Frontier Trading Company IX, LLC
Open Trade Equity	38,234	—	—	38,234
Frontier Trading Company X, LLC
Swap Contracts	—	—	8,550,639	8,550,639
Frontier Trading Company XI, LLC
Swap Contracts	—	—	15,972,157	15,972,157
Frontier Trading Company XII, LLC
Swap Contracts	—	—	10,027,253	10,027,253
Beach Horizon Trading Company – Horizon Program, LLC
Open Trade Equity	695,218	—	—	695,218
Frontier Trading Company XIV, LLC
Open Trade Equity	(2,498,825)	—	—	(2,498,825)
Frontier Trading Company XV, LLC
Open Trade Equity	13,291,598	(1,917,515)	—	11,374,083

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap Contract asset gains and losses (realized/unrealized) included in earnings are classified in “net realized and unrealized gain/(loss) on investments—net realized and unrealized gain/(loss) on swap contracts” on the statements of operations. During the year ended December 31, 2010 and 2009, all identified level three assets are components of the Frontier Trading Company I, Frontier Trading Company III, Frontier Trading Company VIII, Frontier Trading Company X, Frontier Trading Company XI and Frontier Trading Company XII.

2010:

Swap Contracts	Frontier Trading Company I	Frontier Trading Company III	Frontier Trading Company VIII
	For The Year Ended December 31, 2010	For The Year Ended December 31, 2010	For The Year Ended December 31, 2010
Balance of recurring Level 3 assets as of January 1, 2010	$41,020,535	$4,992,959	$584,770
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	509,662
Included in earnings-unrealized	8,790,927	675,809	—
Purchases, sales, issuances, and settlements, net	—	—	(303,637)
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2010	$49,811,462	$5,668,768	$790,795

Swap Contracts	Frontier Trading Company X	Frontier Trading Company XI	Frontier Trading Company XII
	For The Year Ended December 31, 2010	For The Year Ended December 31, 2010	For The Year Ended December 31, 2010
Balance of recurring Level 3 assets as of January 1, 2010	$8,550,639	$15,972,157	$10,027,253
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	416,157	3,474,611	929,503
Included in other comprehensive income	—	—	—
Purchases, sales, issuances, and settlements, net	2,441,109	6,795,478	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2010	$11,407,905	$26,242,246	$10,956,756

2009:

Swap Contracts	Frontier Trading Company I LLC	Frontier Trading Company III LLC
	For The Year Ending December 31, 2009	For The Year Ending December 31, 2009

Balance of recurring Level 3 assets as of January 1, 2009	$53,072,356	$9,122,121
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(12,051,082)	(4,129,164)
Purchases, sales, issuances, and settlements, net	(739)	2
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2009	$41,020,535	$4,992,959

Swap Contracts	Frontier Trading Company X LLC	Frontier Trading Company XI LLC
	For The Year Ending December 31, 2009	For The Year Ending December 31, 2009
Balance of recurring Level 3 assets as of January 1, 2009	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(1,707,778)	(1,864,032)
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	10,258,417	17,836,189
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2009	$8,550,639	$15,972,157

Swap Contracts	Frontier Trading Company XII LLC
	For The Year Ending December 31, 2009
Balance of recurring Level 3 assets as of January 1, 2009	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	(2,247,497)
Included in other comprehensive income	—
Purchases, sales, issuances, and settlements, net	12,274,750
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2009	$10,027,253

During 2009, there were no transfers in or out of Level 3

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

The Trading Companies have invested in the following Swaps as of December 31, 2010.

	Option Basket Frontier Trading Company X, LLC	Option Basket Frontier Trading Company XII, LLC	Option Basket Frontier Trading Company XI, LLC	Option Basket Frontier Trading Company I LLC
Series:	Diversified	Dynamic	Masters	Balanced
Counterparty	Company D	Company E	Company F	Company A
Notional Amount	$15,569,595	$27,048,602	$26,242,246	$68,460,196
Termination Date	6/6/2014	6/6/2014	6/6/2014	11/6/2012
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss) for the year ended December 31, 2010	$0	$0	$0	$0

Unrealized Gain/(Loss) for the year ended December 31, 2010	$416,156	$929,503	$3,474,611	$8,790,927

Fair Value 12/31/2010	$11,407,905	$10,956,756	$26,242,246	$49,811,462

	Option Basket Frontier Trading Company III LLC	Reuters/Jefferies Frontier Trading Company VIII, LLC	Jefferies Commodity Frontier Trading Company VIII, LLC
Series:	Currency	Long/Only	Long/Only
Counterparty	Company B	Company C	Company C
Notional Amount	$11,567,063	$2,040,000	$2,040,000
Termination Date	7/26/2013	2/28/2011	2/28/2011
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss) for the year ended December 31, 2010	$0	$190,556	$319,106

Unrealized Gain/(Loss) for the year ended December 31, 2010	$675,809	$0	$0

Fair Value 12/31/2010	$5,668,768	$415,648	$375,148

The Trading Companies have invested in the following Swaps as of December 31, 2009.

	Option Basket Frontier Trading Company X, LLC	Option Basket Frontier Trading Company XII, LLC	Option Basket Frontier Trading Company XI, LLC	Option Basket Frontier Trading Company I LLC
Series:	Diversified	Dynamic	Masters	Balanced
Counterparty	Company D	Company E	Company F	Company A
Notional Amount	$22,760,455	$25,875,001	$15,927,157	$129,084,678
Termination Date	6/6/2014	6/6/2014	6/6/2014	11/21/2014
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Unrealized Gain/(Loss)	($1,707,778)	($2,247,497)	($1,864,032)	($12,051,082)

Fair Value 12/31/2009	$8,550,639	$10,027,253	$15,972,157	$41,020,535

	Option Basket Frontier Trading Company III LLC	Reuters/Jefferies Frontier Trading Company VIII, LLC	Jefferies Commodity Frontier Trading Company VIII, LLC
Series:	Currency	Long/Only	Long/Only
Counterparty	Company B	Company C	Company C
Notional Amount	$15,426,942	$2,300,000	$2,300,000
Termination Date	7/26/13	2/26/2010	2/26/2010
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$420,073	$463,827

Unrealized Gain/(Loss)	($4,129,164)	$0	$0

Fair Value 12/31/2009	$4,992,959	$278,645	$305,745

5. Financial Highlights

The following information presents the financial highlights of the Trading Companies for the years ended December 31, 2010, 2009 and 2008.

	For the Years Ended December 31, 2010, 2009 and 2008
	Frontier Trading Company I LLC (2)			Frontier Trading Company II LLC (2)			Frontier Trading Company III LLC (2)
	12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008
Net Investment Gain	-0.02%	-0.03%	0.91%	0.04%	0.10%	2.40%	0.02%	0.01%	1.70%
Total Return	30.19%	-6.36%	124.05%	239.96%	-73.23%	265.68%	18.00%	-43.89%	24.52%

	Frontier Trading Company V LLC (2)			Frontier Trading Company VI LLC (2)			Frontier Trading Company VII, LLC (2)
	12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008
Net Investment Gain	0.08%	0.06%	2.23%	1.00%	0.14%	1.80%	0.02%	-0.02%	2.22%
Total Return	19.76%	24.08%	190.02%	35.91%	-16.71%	4.77%	131.49%	408.19%	96.66%

	Frontier Trading Company VIII, LLC (2)			Frontier Trading Company IX, LLC (2)			Frontier Trading Company X, LLC (1), (2)
	12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008
Net Investment Gain	0.19%	0.15%	2.16%	0.19%	0.35%	2.45%	0.00%	0.00%	n/a
Total Return	95.01%	327.66%	-101.56%	12.60%	-58.00%	301.40%	2.43%	-33.17%	n/a

	Frontier Trading Company XI, LLC (1), (2)			Frontier Trading Company XII, LLC (1), (2)			Frontier Trading Company XIV, LLC (1), (2)
	12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008
Net Investment Gain	0.00%	0.00%	n/a	0.00%	0.00%	n/a	-0.14%	-0.08%	n/a
Total Return	12.93%	-24.56%	n/a	9.27%	-31.23%	n/a	-15.32%	-6.50%	n/a

	Frontier Trading Company XV, LLC (1), (2)
	12/31/2010	12/31/2009	12/31/2008
Net Investment Gain	-0.01%	-0.03%	n/a
Total Return	62.82%	-13.34%	n/a

(1)	Trading Companies X, XI, XII, XIV and XV commenced trading operations in June 2009.
(2)	Ratio of net investment gain to average members’ equity, annualized. Net investment gain is “Interest-net”, only, as there are no expenses included with the Trading Companies.

6. Derivative Instruments and Hedging Activities

The Trading Companies’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trading Companies do not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trading Companies’ derivatives by instrument types as of December 31, 2010 and 2009 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trading Companies’ positions in swap contracts.

For the year ended December 31, 2010, the monthly average of futures contracts bought for the Trading Companies was approximately 38,500 and sold for the Trading Companies was approximately 31,000. The following tables summarize the trading revenues for the years ended December 31, 2010 and 2009 approximately by contract:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2010 (2)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company III LLC	Frontier Trading Company V LLC
Metals	$7,072,534	$5,503,516	$—	$410,013
Currencies	7,774,727	3,798,329	290,954	3,469,334
Energies	(130,447)	3,319,469	—	(3,365,670)
Agriculturals	4,354,478	4,770,663	—	1,842,657
Interest rates	(547,946)	4,405,255	—	8,589,224
Stock indices	4,970,040	4,637,289	—	(5,464,152)

Realized trading income/(loss)(2)	$23,493,386	$26,434,521	$290,954	$5,481,406

Type of contract	Frontier Trading Company VI LLC	Frontier Trading Company VII, LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIV, LLC
Metals	$1,279,208	$3,435,419	$425,278	$509,045
Currencies	(215,576)	603,604	(61,362)	(504,367)
Energies	160,430	3,185,822	134,906	(543,552)
Agriculturals	908,815	30,624,139	1,056,061	266,192
Interest rates	10,419	701,354	(857,722)	(653,108)
Stock indices	1,167,169	1,280,686	318,805	691,008

Realized trading income/(loss)(2)	$3,310,465	$39,831,024	$1,015,966	$(234,782)

Type of contract	Frontier Trading Company XV, LLC
Metals	$(4,305,416)
Currencies	4,156,645
Energies	(127,783)
Agriculturals	1,471,974
Interest rates	2,846,289
Stock indices	(399,724)

Realized trading income/(loss)(2)	$3,641,985

Unrealized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2010 (1)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company III LLC	Frontier Trading Company V LLC
Metals	$301,912	$744,333	$—	$(2,364,922)
Currencies	2,424,817	645,472	54,015	8,948,879
Energies	3,386,563	889,357	—	(1,159,361)
Agriculturals	3,412,782	2,641,055	—	(1,491,247)
Interest rates	3,103,488	(706,213)	—	(1,541,855)
Stock indices	1,374,012	1,753,276	—	(1,774,544)

Unrealized trading income/(loss)(2)	$14,003,574	$5,967,280	$54,015	$616,950

Type of contract	Frontier Trading Company VI LLC	Frontier Trading Company VII, LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIV, LLC
Metals	$5,210	$256,571	$(148,416)	$59,801
Currencies	(736,347)	(225,639)	1,693,130	(39,060)
Energies	757,738	27,567,517	73,155	204,825
Agriculturals	478,475	(22,437,145)	323,105	1,956,523
Interest rates	148,180	(2,612)	(334,538)	(564,098)
Stock indices	651,649	(170,263)	(113,620)	1,204,678

Unrealized trading income/(loss)(2)	$1,304,905	$4,988,429	$1,492,816	$2,822,669

Type of contract	Frontier Trading Company XV, LLC
Metals	$6,826,650
Currencies	2,548,379
Energies	—
Agriculturals	392,571
Interest rates	2,077,645
Stock indices	90,726

Unrealized trading income/(loss)(2)	$11,935,971

(1)	In the Statements of Operations under net change in open trade equity
(2)	In the Statements of Operations under Net realized gain/(loss) on futures and forwards.

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2009 (2)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company III LLC	Frontier Trading Company V LLC
Metals	$3,475,246	$1,588,047	$—	$1,200,986
Currencies	3,170,040	(1,610,472)	(178,743)	944,497
Energies	286,142	(2,342,983)	—	(2,622,786)
Agriculturals	62,398	(1,956,080)	—	(1,044,572)
Interest rates	(741,506)	1,485,612	—	(3,820,092)
Stock indices	2,463,165	(887,285)	—	9,578,269

Realized trading income/(loss)(2)	$8,715,485	$(3,723,161)	$(178,743)	$4,236,302

Type of contract	Frontier Trading Company VI LLC	Frontier Trading Company VII, LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIII, LLC
Metals	$3,441,595	$19,615,278	$(88,155)	$3,142,777
Currencies	(169,551)	3,599,861	(192,123)	(443,885)
Energies	(1,689,573)	20,547,042	162,890	(1,017,693)
Agriculturals	(517,887)	9,409,345	(311,339)	(1,719,906)
Interest rates	78,737	2,539,200	(47,574)	1,167,187
Stock indices	(1,354,053)	4,578,201	(578,678)	(669,543)

Realized trading income/(loss)(2)	$(210,732)	$60,288,927	$(1,054,979)	$458,937

Type of contract	Frontier Trading Company XIV, LLC	Frontier Trading Company XV, LLC
Metals	$(2,942,602)	$(6,201,505)
Currencies	(1,728,629)	1,315,935
Energies	4,484,267	4,063,077
Agriculturals	(2,238,895)	12,396,090
Interest rates	2,574,598	(183,030)
Stock indices	2,772,166	2,728,681

Realized trading income/(loss)(2)	$2,920,905	$14,119,248

Unrealized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2009 (1)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company III LLC	Frontier Trading Company V LLC
Metals	$1,800,573	$1,956,286	$—	$648,562
Currencies	(555,213)	(1,242,233)	2,985	392,073
Energies	2,526,944	(1,974,744)	—	(3,175,210)
Agriculturals	1,886,477	(1,587,841)	—	(1,596,996)
Interest rates	252,323	1,853,851	—	(4,372,516)
Stock indices	(5,006,125)	(519,048)	—	9,025,847

Unrealized trading income/(loss)(2)	$904,979	$(1,513,729)	$2,985	$921,760

Type of contract	Frontier Trading Company VI LLC	Frontier Trading Company VII, LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIII, LLC
Metals	$551,242	$(15,338,074)	$(361,205)	$1,058,999
Currencies	(956,054)	(141,604)	(148,544)	33,463
Energies	4,730	1,796,390	(187,104)	304,177
Agriculturals	(889,051)	(15,751,965)	(129,226)	(720,468)
Interest rates	3,115,915	440,666	712,669	(481,812)
Stock indices	(2,703,947)	678,338	(51,776)	500,869

Unrealized trading income/(loss)(2)	$(877,165)	$(28,316,249)	$(165,186)	$695,228

Type of contract	Frontier Trading Company XIV, LLC	Frontier Trading Company XV, LLC
Metals	$2,005,875	$26,324,601
Currencies	237,027	(3,668,493)
Energies	(3,960,994)	(2,228,338)
Agriculturals	2,757,764	(5,607,090)
Interest rates	(4,088,349)	244,110
Stock indices	62,462	(468,370)

Unrealized trading income/(loss)(2)	$(2,986,215)	$14,596,420

(1)	In the Statements of Operations under net change in open trade equity
(2)	In the Statements of Operations under Net realized gain/(loss) on futures and forwards.

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

The Frontier Fund
(Registrant)

Date: March 25, 2011	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Balanced Series,
a Series of The Frontier Fund
(Registrant)

Date: March 25, 2011	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton/Graham Series,
a Series of The Frontier Fund
(Registrant)

Date: March 25, 2011	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton Series,
a Series of The Frontier Fund
(Registrant)

Date:	March 25, 2011	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Campbell/Graham/Tiverton Series,
a Series of The Frontier Fund
(Registrant)

Date:	March 25, 2011	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Currency Series,
a Series of The Frontier Fund
(Registrant)

Date:	March 25, 2011	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long Only Commodity Series,
a Series of The Frontier Fund
(Registrant)

Date:	March 25, 2011	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Series,
a Series of The Frontier Fund
(Registrant)

Date:	March 25, 2011	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Index Series,
a Series of The Frontier Fund
(Registrant)

Date:	March 25, 2011	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Series,
a Series of The Frontier Fund
(Registrant)

Date:	March 25, 2011	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Dynamic Series,
a Series of The Frontier Fund
(Registrant)

Date:	March 25, 2011	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Series,
a Series of The Frontier Fund
(Registrant)

Date:	March 25, 2011	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund