Form 10-Q
period 2011-03-31
FRONTIER FUND; BALANCED SERIES, a series of The Frontier Fund; WINTON/GRAHAM SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; BERKELEY/GRAHAM/TIVERTON SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; LONG ONLY COMMODITY SERIES, a series of The Frontier Fund; FRONTIER LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; MANAGED FUTURES INDEX SERIES, a series of The Frontier Fund; FRONTIER DIVERSIFIED SERIES, a series of The Frontier Fund
filed 2011-05-13
CIK 1261379, 1389122, 1389123, 1389124, 1389125, 1389126, 1389127, 1389128, 1389129, 1450720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51274

THE FRONTIER FUND

FRONTIER DIVERSIFIED SERIES; FRONTIER DYNAMIC SERIES; FRONTIER LONG/SHORT

COMMODITY SERIES; FRONTIER MASTERS SERIES

BALANCED SERIES; BERKELEY/GRAHAM/TIVERTON SERIES; CURRENCY SERIES; LONG

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

Berkeley/Graham/Tiverton Series Class 1, Class 2 and Class 3 Units;

Currency Series Class 1, Class 2 and Class 3 Units;

Long Only Commodity Series Class 1, Class 2 and Class 3 Units;

Managed Futures Index Series Class 1, Class 2 and Class 3 Units;

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF MARCH 31, 2011, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Frontier Fund

Statements of Financial Condition

March 31, 2011 and December 31, 2010

	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series
	3/31/2011 (Unaudited)	12/31/2010	3/31/2011 (Unaudited)	12/31/2010	3/31/2011 (Unaudited)	12/31/2010
ASSETS
Cash and cash equivalents	$11,389,956	$4,647,422	$615,380	$498,048	$2,867,328	$1,114,912
U.S. Treasury securities, at fair value	13,732,126	13,620,730	2,706,253	2,796,510	7,473,752	6,801,035
Custom time deposits	79,139,779	77,115,708	15,596,439	15,832,842	43,072,067	38,505,033
Swap contracts, at fair value	11,385,763	11,407,905	10,484,869	10,956,772	71,652	—
Investments in unconsolidated trading companies, at fair value	60,789,503	54,940,095	—	—	35,171,425	32,964,448
Prepaid service fees - Class 1	360,713	407,844	5,316	6,542	80,050	47,889
Interest receivable	61,348	185,893	12,090	38,166	33,389	92,819
Receivable from related parties	200,000	90,000	—	—	23,916	—
Other assets	—	60	—	12	—	212

Total Assets	$177,059,188	$162,415,657	$29,420,347	$30,128,892	$88,793,579	$79,526,348

LIABILITIES & CAPITAL
LIABILITIES
Inter-series payables, at fair value	$—	$—	$27,756,337	$28,320,283	$—	$—
Pending owner additions	826,118	622,918	10,000	70,000	309,000	125,967
Owner redemptions payable	155,882	219,042	—	28,323	74,287	161,182
Incentive fees payable to Managing Owner	1,686,415	1,453,102	—	—	1,476,219	1,600,703
Management fees payable to Managing Owner	164,498	139,758	—	—	331,894	300,038
Interest payable to Managing Owner	50,581	52,961	9,747	10,064	27,784	21,144
Trading fees payable to Managing Owner	342,653	310,302	60,015	59,936	55,121	44,699
Trailing service fees payable to Managing Owner	81,956	48,903	712	726	72,132	69,686
Payables to related parties	108,979	57,770	6,533	6,585	46,106	8,528
Other liabilities	772	14,929	166	53	653	10,961

Total Liabilities	3,417,854	2,919,685	27,843,510	28,495,970	2,393,196	2,342,908

CAPITAL
Managing Owner Units - Class 1	29,304	28,484	24,672	25,282	—	—
Managing Owner Units - Class 1a	—	—	—	—	36,168	32,439
Managing Owner Units - Class 2	1,881,347	1,627,227	25,443	25,960	1,274,201	1,309,512
Managing Owner Units - Class 2a	—	—	—	—	237,315	33,324
Limited Owner Units - Class 1	99,661,458	89,993,647	1,208,763	1,193,940	28,419,023	31,185,756
Limited Owner Units - Class 1a	—	—	—	—	9,201,832	5,619,870
Limited Owner Units - Class 2	72,069,225	67,846,614	317,959	387,740	15,736,659	14,275,466
Limited Owner Units - Class 2a	—	—	—	—	4,973,476	3,728,502
Limited Owner Units - Class 3	—	—	—	—	26,521,709	20,998,571

Total Owners’ Capital	173,641,334	159,495,972	1,576,837	1,632,922	86,400,383	77,183,440

Non-Controlling Interests	—	—	—	—	—	—

Total Capital	173,641,334	159,495,972	1,576,837	1,632,922	86,400,383	77,183,440

Total Liabilities and Capital	$177,059,188	$162,415,657	$29,420,347	$30,128,892	$88,793,579	$79,526,348

Units Outstanding
Class 1	935,531	869,125	13,748	13,262	191,606	234,956
Class 1a	N/A	N/A	N/A	N/A	70,240	47,917
Class 2	672,282	652,590	3,712	4,382	98,592	101,687
Class 2a	N/A	N/A	N/A	N/A	38,401	31,044
Class 3	N/A	N/A	N/A	N/A	153,724	137,017
Net Asset Value per Unit
Class 1	$106.56	$103.58	$89.72	$91.94	$148.32	$132.73
Class 1a	N/A	N/A	N/A	N/A	$131.52	$117.96
Class 2	$110.00	$106.46	$92.52	$94.40	$172.54	$153.26
Class 2a	N/A	N/A	N/A	N/A	$135.69	$121.18
Class 3	N/A	N/A	N/A	N/A	$172.53	$153.26

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Financial Condition

March 31, 2011 and December 31, 2010

	Frontier Masters Series		Balanced Series		Berkeley/Graham/Tiverton Series (1)
	3/31/2011 (Unaudited)	12/31/2010	3/31/2011 (Unaudited)	12/31/2010	3/31/2011 (Unaudited)	12/31/2010
ASSETS
Cash and cash equivalents	$1,920,571	$1,207,290	$8,845,183	$5,375,950	$1,943,706	$1,341,151
U.S. Treasury securities, at fair value	6,663,766	3,543,554	25,172,427	27,253,497	6,223,447	7,024,829
Custom time deposits	38,404,028	20,062,341	145,071,512	154,299,574	35,866,422	39,772,074
Receivable from futures commission merchants	5,593,702	—	105,474,811	85,398,794	—	—
Open trade equity, at fair value	630,309	—	17,526,421	26,090,210	—	—
Swap contracts, at fair value	63,887	26,242,246	49,001,937	49,811,462	59,665	—
Investments in unconsolidated trading companies, at fair value	17,417,998	15,921,658	47,012,769	42,072,378	12,941,961	12,665,871
Investment in Berkeley Quantitative Colorado Fund, LLC	—	—	—	—	10,554,770	10,157,099
Inter-series receivables, at fair value	—	—	40,096,422	41,137,058	—	—
Prepaid service fees - Class 1	154,141	204,960	—	3	—	16
Interest receivable	29,770	48,362	112,457	371,950	27,803	95,873
Other assets	—	15	22,475	18,859	1,010	136

Total Assets	$70,878,172	$67,230,426	$438,336,414	$431,829,735	$67,618,784	$71,057,049

LIABILITIES & CAPITAL
LIABILITIES
Pending owner additions	$140,800	$146,000	$—	$—	$—	$—
Owner redemptions payable	—	183,222	85,267	112,581	81,175	96,181
Incentive fees payable to Managing Owner	261,698	229,686	3,454,991	2,688,776	—	270,557
Management fees payable to Managing Owner	146,817	108,531	258,786	114,145	124,681	152,455
Interest payable to Managing Owner	19,277	13,334	18,322	149,043	114,085	119,500
Trading fees payable to Managing Owner	139,566	131,841	165,277	71,087	28,741	29,714
Trailing service fees payable to Managing Owner	33,615	21,894	122,487	196,325	144,353	148,307
Payables to related parties	36,227	113,911	98,836	67,515	9,269	10,054
Other liabilities	2,141	6,277	5,197	3,129	1,293	953

Total Liabilities	780,141	954,696	4,209,163	3,402,601	503,597	827,721

CAPITAL
Managing Owner Units - Class 1	28,355	28,315	—	—	—	—
Managing Owner Units - Class 2	700,854	696,838	2,790,174	2,679,852	135,261	136,528
Managing Owner Units - Class 2a	—	—	171,799	165,380	—	—
Limited Owner Units - Class 1	43,451,952	41,185,360	290,231,831	287,807,510	59,075,866	61,842,996
Limited Owner Units - Class 1a	—	—	4,963,350	5,120,558	—	—
Limited Owner Units - Class 2	25,854,518	24,365,217	73,191,094	74,035,876	7,904,060	8,249,804
Limited Owner Units - Class 2a	—	—	3,498,553	3,396,994	—	—
Limited Owner Units - Class 3a	—	—	3,663,383	3,691,280	—	—

Total Owners’ Capital	70,035,679	66,275,730	378,510,184	376,897,450	67,115,187	70,229,328

Non-Controlling Interests	62,352	—	55,617,067	51,529,684	—	—

Total Capital	70,098,031	66,275,730	434,127,251	428,427,134	67,115,187	70,229,328

Total Liabilities and Capital	$70,878,172	$67,230,426	$438,336,414	$431,829,735	$67,618,784	$71,057,049

Units Outstanding
Class 1	421,689	400,269	2,128,309	2,181,233	543,824	559,848
Class 1a	N/A	N/A	41,366	44,006	N/A	N/A
Class 2	249,545	236,869	457,663	481,110	61,602	63,664
Class 2a	N/A	N/A	26,435	26,653	N/A	N/A
Class 3a	N/A	N/A	26,383	27,616	N/A	N/A
Net Asset Value per Unit
Class 1	$103.11	$102.96	$136.37	$131.95	$108.63	$110.46
Class 1a	N/A	N/A	$119.99	$116.36	N/A	N/A
Class 2	$106.42	$105.81	$166.02	$159.46	$130.50	$131.73
Class 2a	N/A	N/A	$138.84	$133.66	N/A	N/A
Class 3a	N/A	N/A	$138.85	$133.66	N/A	N/A

(1)	Formerly the Campbell/Graham/Tiverton Series

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Financial Condition

March 31, 2011 and December 31, 2010

	Currency Series		Long Only Commodity Series		Managed Futures Index Series
	3/31/2011 (Unaudited)	12/31/2010	3/31/2011 (Unaudited)	12/31/2010	3/31/2011 (Unaudited)	12/31/2010
ASSETS
Cash and cash equivalents	$513,884	$275,485	$225,357	$175,096	$164,107	$196,091
U.S. Treasury securities, at fair value	1,778,610	2,009,673	527,887	485,541	546,853	597,700
Custom time deposits	10,250,327	11,378,050	3,042,274	2,748,960	3,151,578	3,383,966
Receivable from futures commission merchants	1,244,930	678,208	—	—	—	—
Open trade equity, at fair value	21,388	27,098	—	—	—	—
Swap Contracts, at fair value	5,156,486	5,668,768	519,219	790,796	5,243	—
Investments in unconsolidated trading companies, at fair value	—	—	—	—	907,538	992,837
Interest receivable	7,946	27,428	2,358	6,627	2,443	8,157
Receivable from related parties	—	—	—	—	2	1,440
Other assets	222	28	48	61	4	3

Total Assets	$18,973,793	$20,064,738	$4,317,143	$4,207,081	$4,777,768	$5,180,194

LIABILITIES & CAPITAL
LIABILITIES
Inter-series payables, at fair value	$12,340,084	$12,816,775	$—	$—	$—	$—
Pending owner additions	—	—	—	—	—	1,440
Owner redemptions payable	3,622	45,220	—	—	36,526	794
Management fees payable to Managing Owner	13,560	13,860	4,487	4,634	8,848	10,789
Interest payable to Managing Owner	23,406	24,379	1,915	1,760	1,984	2,212
Trading fees payable to Managing Owner	7,951	8,409	1,774	1,750	2,089	2,154
Trailing service fees payable to Managing Owner	9,919	11,273	5,668	5,599	1,557	2,338
Payables to related parties	5,154	5,298	101	90	200,000	—
Other liabilities	265	124	21	17	23	4

Total Liabilities	12,403,961	12,925,338	13,966	13,850	251,027	19,731

CAPITAL
Managing Owner Units - Class 2	2,688	2,791	54,462	51,212	2,076,275	2,375,149
Limited Owner Units - Class 1	5,850,408	6,381,882	3,447,716	3,348,953	867,627	1,388,452
Limited Owner Units - Class 2	716,736	754,727	795,236	793,066	1,226,854	1,396,862
Limited Owner Units - Class 3	—	—	5,763	—	355,985	—

Total Owners’ Capital	6,569,832	7,139,400	4,303,177	4,193,231	4,526,741	5,160,463

Non-Controlling Interests	—	—	—	—	—	—

Total Capital	6,569,832	7,139,400	4,303,177	4,193,231	4,526,741	5,160,463

Total Liabilities and Capital	$18,973,793	$20,064,738	$4,317,143	$4,207,081	$4,777,768	$5,180,194

Units Outstanding
Class 1	77,396	80,694	34,620	35,587	7,713	11,770
Class 2	7,830	7,938	7,704	8,141	26,575	29,084
Class 3 (1)	—	—	52	—	2,864	—
Net Asset Value per Unit
Class 1	$75.59	$79.09	$99.59	$94.11	$112.50	$117.96
Class 2	$91.88	$95.43	$110.29	$103.71	$124.29	$129.69
Class 3 (1)	N/A	N/A	$110.29	N/A	$124.29	N/A

(1)	Both the Long Only Commodity Series, Class 3 Units and the Managed Futures Index Series, Class 3 Units began trading operations on January 14, 2011

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Financial Condition

March 31, 2011 and December 31, 2010

	Winton Series		Winton/Graham Series
	3/31/2011 (Unaudited)	12/31/2010	3/31/2011 (Unaudited)	12/31/2010
ASSETS
Cash and cash equivalents	$2,271,219	$1,808,624	$1,765,070	$1,352,481
U.S. Treasury securities, at fair value	7,531,331	8,020,509	6,064,598	7,045,351
Custom time deposits	43,403,906	45,409,259	34,950,957	39,888,265
Receivable from futures commission merchants	—	—	15,125,359	11,090,076
Open trade equity, at fair value	—	—	585,932	1,427,138
Swap Contracts, at fair value	72,204	—	58,142	—
Investments in unconsolidated trading companies, at fair value	7,892,156	6,222,907	4,274,052	3,383,251
Interest receivable	33,646	109,462	27,094	96,154
Other assets	991	117	920	111

Total Assets	$61,205,453	$61,570,878	$62,852,124	$64,282,827

LIABILITIES & CAPITAL
LIABILITIES
Owner redemptions payable	$6,809	$8,782	$28,742	$61,838
Incentive fees payable to Managing Owner	282,928	467,341	70,292	623,629
Management fees payable to Managing Owner	114,732	122,675	152,467	168,136
Interest payable to Managing Owner	102,607	102,270	94,015	97,293
Trading fees payable to Managing Owner	25,344	25,245	23,313	24,127
Trailing service fees payable	98,558	99,085	101,271	103,698
Payables to related parties	26,361	25,385	12,611	12,309
Other liabilities	1,163	658	1,066	1,001

Total Liabilities	658,502	851,441	483,777	1,092,031

CAPITAL
Managing Owner Units - Class 2	234,840	230,781	61,549	61,691
Limited Owner Units - Class 1	49,141,035	49,350,981	44,667,189	45,898,246
Limited Owner Units - Class 2	11,171,076	11,137,675	10,506,684	11,550,501

Total Owners’ Capital	60,546,951	60,719,437	55,235,422	57,510,438

Non-Controlling Interests	—	—	7,132,925	5,680,358

Total Capital	60,546,951	60,719,437	62,368,347	63,190,796

Total Liabilities and Capital	$61,205,453	$61,570,878	$62,852,124	$64,282,827

Units Outstanding
Class 1	360,264	365,451	376,397	383,032
Class 2	72,790	73,827	73,542	80,620
Net Asset Value per Unit
Class 1	$136.40	$135.04	$118.67	$119.83
Class 2	$156.70	$153.99	$143.70	$144.04

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedules of Investments

March 31, 2011

(Unaudited)

		Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series		Frontier Masters Series
	Description	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$(25,126)	-0.04%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(45,792)	-0.07%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	86,318	0.12%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(35,843)	-0.05%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	14,170	0.02%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	11,220	0.02%
	Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	2,443	0.00%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	(122,660)	-0.17%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	(581)	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(14,075)	-0.02%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	1,533	0.00%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	30,840	0.04%
	Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	160,835	0.23%
	Various precious metals futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	2,599	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	47,026	0.07%
	Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	(487)	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	138,751	0.20%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	6,179	0.01%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	49,798	0.07%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	47,061	0.07%

	Total Long Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$354,209	0.50%

LONG OPTIONS *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$(18,121)	-0.03%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(34,008)	-0.05%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	83,095	0.12%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	54,163	0.08%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	8,904	0.01%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	(4,480)	-0.01%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	310	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	169,374	0.24%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	(3,260)	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	17,416	0.02%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	2,720	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	(13)	0.00%

	Total Short Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$276,100	0.38%

SHORT OPTIONS *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

	Total Open Trade Equity	$—	0.00%	$—	0.00%	$—	0.00%	$630,309	0.88%

SWAPS (1)		$11,385,763	6.56%	$10,484,869	664.93%	$71,652	0.08%	$63,887	0.09%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$6,764,228	3.90%	$1,333,057	84.54%	$3,681,452	4.26%	$3,282,466	4.68%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	6,967,898	4.01%	1,373,196	87.09%	3,792,300	4.39%	3,381,300	4.82%

		$13,732,126	7.91%	$2,706,253	171.63%	$7,473,752	8.65%	$6,663,766	9.50%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	$6,391,429		$1,259,588		$3,478,555		$3,101,558
	US Treasury Note 4.000% due 02/15/2015	6,426,451		1,266,490		3,497,616		3,118,553

		$12,817,880		$2,526,078		$6,976,171		$6,220,111

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	$6,676,048		$1,315,679		$3,633,460		$3,239,675
	US Treasury Note 4.000% due 02/15/2015	6,656,899		1,311,906		3,623,038		3,230,383

		$13,332,947		$2,627,585		$7,256,498		$6,470,058

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedules of Investments

March 31, 2011

(Unaudited)

		Balanced Series		Berkeley/Graham/Tiverton Series (3)		Currency Series		Long Only Commodity Series
	Description	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$156,611	0.04%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	(379,571)	-0.09%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	465,801	0.11%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	325,307	0.07%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	1,187,465	0.27%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	445,635	0.10%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	(207,712)	-0.05%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	(82,401)	-0.02%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	(116,874)	-0.03%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	293,743	0.07%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	336,716	0.08%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (Europe)	559,335	0.13%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	776,233	0.18%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	(51,655)	-0.01%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Far East)	(8,779)	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	2,191,935	0.50%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	83,701	0.02%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	1,212,863	0.28%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	165,952	0.04%	—	0.00%	—	0.00%	—	0.00%

	Total Long Futures Contracts	$7,354,305	1.69%	$—	0.00%	$—	0.00%	$—	0.00%

LONG OPTIONS *		$21,940,699	5.05%	$—	0.00%	$—	0.00%	$—	0.00%
SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$(315,687)	-0.07%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	(1,983,661)	-0.46%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (US)	100,509	0.02%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	221,679	0.05%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	17,203	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	(129,836)	-0.03%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	(10,470)	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	39,266	0.01%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	907,857	0.21%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	5,863	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	(223,021)	-0.05%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (Europe)	(128,348)	-0.03%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	(648,979)	-0.15%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	20,736	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	(143,920)	-0.03%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	(1,630,533)	-0.38%	—	0.00%	—	0.00%	—	0.00%

	Total Short Futures Contracts	$(3,901,342)	-0.91%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT OPTIONS *		$(7,073,450)	-1.63%	$—	0.00%	$—	0.00%	$—	0.00%
CURRENCY FORWARDS *		$(793,791)	-0.18%	$—	0.00%	$21,388	0.33%	$—	0.00%

	Total Open Trade Equity	$17,526,421	4.02%	$—	0.00%	$21,388	0.33%	$—	0.00%

SWAPS (1)		$49,001,937	11.29%	$59,665	0.09%	$5,156,486	78.49%	$519,219	12.07%

Investment in Berkeley Quantitative Colorado Fund, LLC (Cost of $10,000,000)		$—	0.00%	$10,554,770	15.73%	$—	0.00%	$—	0.00%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$12,399,540	2.86%	$3,065,572	4.57%	$876,115	13.34%	$260,029	6.04%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	12,772,887	2.94%	3,157,875	4.71%	902,495	13.74%	267,858	6.22%

		$25,172,427	5.80%	$6,223,447	9.28%	$1,778,610	27.08%	$527,887	12.26%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	$11,716,160		$2,896,618		$827,830		$245,698
	US Treasury Note 4.000% due 02/15/2015	11,780,358		2,912,490		832,366		247,044

		$23,496,518		$5,809,108		$1,660,196		$492,742

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	$12,237,896		$3,025,608		$864,694		$256,639
	US Treasury Note 4.000% due 02/15/2015	12,202,795		3,016,930		862,214		255,903

		$24,440,691		$6,042,538		$1,726,908		$512,542

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.
(3)	Formerly the Cambell/Graham/Tiverton Series

The	accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedules of Investments

March 31, 2011

(Unaudited)

		Managed Futures Index Series		Winton Series		Winton/Graham Series
			% of Owners’ Capital		% of Owners’ Capital		% of Owners’ Capital
	Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(25,334)	-0.04%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	56,510	0.09%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	66,423	0.11%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	(42,539)	-0.07%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	182,875	0.29%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	49,820	0.08%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(126,547)	-0.20%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	(25,270)	-0.04%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	(19,421)	-0.03%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	17,140	0.03%
	Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	208,920	0.33%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	156,798	0.25%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	(24,237)	-0.04%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	87,739	0.14%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	7,833	0.01%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	(18,654)	-0.03%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	6,755	0.01%

	Total Long Futures Contracts	$—	0.00%	$—	0.00%	$558,811	0.89%

LONG OPTIONS *		$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (US)	$—	0.00%	$—	0.00%	$(18,127)	-0.03%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(32,464)	-0.05%
	Various currency futures contracts (US)	—	0.00%	—	0.00%	4,994	0.01%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	20,855	0.03%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (US)	—	0.00%	—	0.00%	(21,977)	-0.04%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (US)	—	0.00%	—	0.00%	6,453	0.01%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	27,325	0.04%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	364,645	0.58%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	(9,731)	-0.02%
	Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (US)	—	0.00%	—	0.00%	(38,009)	-0.06%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (US)	—	0.00%	—	0.00%	54,998	0.09%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	2,874	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	(140,258)	-0.22%

	Total Short Futures Contracts	$—	0.00%	$—	0.00%	$221,578	0.34%

CURRENCY FORWARDS *		$—	0.00%	$—	0.00%	$(194,457)	0.72%

	Total Open Trade Equity	$—	0.00%	$—	0.00%	$585,932	1.95%

SWAPS (1)		$5,243	0.12%	$72,204	0.12%	$58,142	0.09%

U.S. TREASURY SECURITIES
FACE VALUE		Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$269,371	5.95%	$3,709,815	6.13%	$2,987,325	4.79%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	277,482	6.13%	3,821,516	6.31%	3,077,273	4.93%

		$546,853	12.08%	$7,531,331	12.44%	$6,064,598	9.72%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	$254,525		$3,505,355		$2,822,684
	US Treasury Note 4.000% due 02/15/2015	255,920		3,524,562		2,838,151

		$510,445		$7,029,917		$5,660,835

		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	$265,860		$3,661,452		$2,948,381
	US Treasury Note 4.000% due 02/15/2015	265,097		3,650,951		2,939,925

		$530,957		$7,312,403		$5,888,306

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedules of Investments

December 31, 2010

		Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series		Frontier Masters Series
	Description	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

	Total Long Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

LONG OPTIONS *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

	Total Short Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT OPTIONS *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

	Total Open Trade Equity	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SWAPS (1)		$11,407,905	7.15%	$10,956,772	670.99%	$—	0.00%	$26,242,246	39.60%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$6,706,231	4.20%	$1,376,875	84.32%	$3,348,522	4.34%	$1,744,686	2.63%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	6,914,499	4.34%	1,419,635	86.94%	3,452,513	4.47%	1,798,868	2.71%

		$13,620,730	8.54%	$2,796,510	171.26%	$6,801,035	8.81%	$3,543,554	5.34%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	$6,277,315		$1,288,813		$3,134,358		$1,633,099
	US Treasury Note 4.000% due 02/15/2015	6,311,712		1,295,875		3,151,532		1,642,048

		$12,589,027		$2,584,688		$6,285,890		$3,275,147

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	$6,556,852		$1,346,206		$3,273,935		$1,705,823
	US Treasury Note 4.000% due 02/15/2015	6,538,046		1,342,344		3,264,544		1,700,931

		$13,094,898		$2,688,550		$6,538,479		$3,406,754

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedules of Investments December 31, 2010

		Balanced Series		Berkeley/Graham/Tiverton Series (3)		Currency Series		Long Only Commodity Series
	Description	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$1,088,633	0.25%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	8,015,226	1.87%	—	0.00%	—	0.00%	—	0.00%
	Copper @ LME Settling 3/16/2011 (Number of Contracts: 215)	6,234,313	1.46%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	1,192,754	0.28%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	54,979	0.01%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	1,008,666	0.24%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	119,345	0.03%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	394,589	0.09%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	19,156	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	397,103	0.09%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	171,547	0.04%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	1,284,530	0.30%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	4,124,449	0.96%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	178,197	0.04%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Far East)	12,801	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	185,280	0.04%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	20,301	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	(347,494)	-0.08%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	93,974	0.02%	—	0.00%	—	0.00%	—	0.00%

	Total Long Futures Contracts	$24,248,349	5.66%	$—	0.00%	$—	0.00%	$—	0.00%

LONG OPTIONS *		$24,855,339	5.80%	$—	0.00%	$—	0.00%	$—	0.00%
	Copper @ LME Settling 3/1/2011, Call @ 8,400 (Numer of Contracts: 131)	4,299,158	1.00%	—	0.00%	—	0.00%	—	0.00%

	Total Long Options	$29,154,497	6.80%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$(2,251,017)	-0.53%	$—	0.00%	$—	0.00%	$—	0.00%
	Copper @ Comex Settling 3/1/2011 (Number of Contracts: 265)	(4,448,411)	-1.04%	—	0.00%	—	0.00%	—	0.00%
	Various base metals futures contracts (Europe)	(7,195,082)	-1.68%	—	0.00%	—	0.00%	—	0.00%
	Copper @ LME Settling 3/16/2011 (Number of Contracts: 204)	(5,109,138)	-1.19%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (US)	(152,716)	-0.04%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	165,269	0.04%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	(351,689)	-0.08%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	67,860	0.02%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	(44,519)	-0.01%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	(424,601)	-0.10%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	(149,997)	-0.04%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	(3,226,990)	-0.75%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	(807,600)	-0.19%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	(54,735)	-0.01%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	93,081	0.02%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	76,258	0.02%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	2,893	0.00%	—	0.00%	—	0.00%	—	0.00%

	Total Short Futures Contracts	$(23,811,134)	-5.56%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT OPTIONS *		$(4,788,295)	-1.12%	$—	0.00%	$(1,292)	-0.02%	$—	0.00%
CURRENCY FORWARDS *		$1,286,793	0.30%	$—	0.00%	$28,390	0.40%	$—	0.00%

	Total Open Trade Equity	$26,090,210	6.08%	$—	0.00%	$27,098	0.38%	$—	0.00%

SWAPS (1)		$49,811,462	11.63%	$—	0.00%	$5,668,768	79.40%	$790,796	18.86%

Investment in Berkeley Quantitative Colorado Fund, LLC (Cost of $10,000,000)		$—	0.00%	$10,157,099	14.46%	$—	0.00%	$—	0.00%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 ( Cost $38,125,391 ) (2)	$13,418,389	3.13%	$3,458,708	4.92%	$989,472	13.86%	$239,058	5.70%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 ( Cost $38,016,039 ) (2)	13,835,108	3.23%	3,566,121	5.08%	1,020,201	14.29%	246,483	5.88%

		$27,253,497	6.36%	$7,024,829	10.00%	$2,009,673	28.15%	$485,541	11.58%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	$12,560,178		$3,237,497		$926,188		$223,769
	US Treasury Note 4.000% due 02/15/2015	12,629,001		3,255,236		931,263		224,995

		$25,189,179		$6,492,733		$1,857,450		$448,764

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	$13,119,498		$3,381,666		$967,432		$233,733
	US Treasury Note 4.000% due 02/15/2015	13,081,869		3,371,967		964,657		233,063

		$26,201,367		$6,753,633		$1,932,089		$466,796

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.
(3)	Formerly the Cambell/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedules of Investments December 31, 2010

	Managed Futures Index Series			Winton Series		Winton/Graham Series
	Description	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$172,560	0.28%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	181,596	0.29%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	98,545	0.16%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	23,874	0.04%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	89,785	0.14%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	14,200	0.02%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	22,017	0.04%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	10,474	0.02%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	17,866	0.03%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	200,060	0.32%
	Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Far East)	—	0.00%	—	0.00%	349,196	0.56%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	4,650	0.01%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(29,609)	-0.05%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	11,090	0.02%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	(173,696)	-0.28%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	(24,225)	-0.04%

	Total Long Futures Contracts	$—	0.00%	$—	0.00%	$968,383	1.56%

LONG OPTIONS *		$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (US)	$—	0.00%	$—	0.00%	$(18,909)	-0.03%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(34,144)	-0.05%
	Various currency futures contracts (US)	—	0.00%	—	0.00%	(2,458)	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	(33,762)	-0.05%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (US)	—	0.00%	—	0.00%	2,730	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (US)	—	0.00%	—	0.00%	(11,891)	-0.02%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	(4,408)	-0.01%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	(114,032)	-0.18%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	(28,536)	-0.05%
	Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (US)	—	0.00%	—	0.00%	(21,733)	-0.03%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (US)	—	0.00%	—	0.00%	9,471	0.02%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	3,649	0.01%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	3,237	0.01%

	Total Short Futures Contracts	$—	0.00%	$—	0.00%	$(250,786)	-0.38%

CURRENCY FORWARDS *		$—	0.00%	$—	0.00%	$709,541	1.13%

	Total Open Trade Equity	$—	0.00%	$—	0.00%	$1,427,138	2.31%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 ( Cost $38,125,391 ) (2)	$294,280	5.70%	$3,948,936	6.50%	$3,468,812	5.53%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 ( Cost $38,016,039 ) (2)	303,420	5.88%	4,071,573	6.14%	3,576,539	5.70%

		$597,700	11.58%	$8,020,509	12.64%	$7,045,351	11.23%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	$275,459		$3,696,370		$3,246,954
	US Treasury Note 4.000% due 02/15/2015	276,968		3,716,625		3,264,746

		$552,427		$7,412,995		$6,511,700

		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	$287,725		$3,860,974		$3,391,545
	US Treasury Note 4.000% due 02/15/2015	286,900		3,849,900		3,381,818

		$574,625		$7,710,874		$6,773,363

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2011 and 2010

	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series
	(Unaudited)		(Unaudited)		(Unaudited)
	3/31/2011	3/31/2010	3/31/2011	3/31/2010	3/31/2011	3/31/2010
Investment Income:
Interest - net	$590,028	$411,248	$113,903	$113,354	$316,290	$209,285

Total Income	590,028	411,248	113,903	113,354	316,290	209,285

Expenses:
Incentive Fees	1,719,673	186,224	—	—	1,629,861	78,102
Management Fees	481,720	162,653	—	—	945,859	788,322
Service Fees - Class 1	516,049	238,169	23,990	20,650	273,551	322,150
Trading Fees	978,666	440,692	175,360	166,373	153,893	92,890

Total Expenses	3,696,108	1,027,738	199,350	187,023	3,003,164	1,281,464

Investment income/(loss) - net	(3,106,080)	(616,490)	(85,447)	(73,669)	(2,686,874)	(1,072,179)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	—	228,379	—	—	—	(24,029,653)
Net change in open trade equity	—	(296,899)	—	—	—	18,487,270
Net unrealized gain/(loss) on swap contracts	(132,267)	(252,378)	(493,638)	(80,656)	12,237	—
Net unrealized gain/(loss) on U.S. Treasury Securities	(109,445)	40,511	(21,897)	17,531	(72,459)	55,320
Trading commissions	—	(7,379)	—	—	—	(444,193)
Net change in inter-series payables	—	102,443	563,946	129,208	—	—
Equity in earnings/(loss) from unconsolidated trading companies	8,240,407	536,753	—	—	12,140,566	2,685,078

Net gain/(loss) on investments	7,998,695	351,430	48,411	66,083	12,080,344	(3,246,178)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$4,892,615	$(265,060)	$(37,036)	$(7,586)	$9,393,470	$(4,318,357)

Less: Operations attributable to non-controlling interests	—	3,341	—	—	—	(2,913,121)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$4,892,615	$(268,401)	$(37,036)	$(7,586)	$9,393,470	$(1,405,236)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$2.98	$(1.31)	$(2.22)	$(0.82)	$15.59	$(2.61)
Class 1a	N/A	N/A	N/A	N/A	$13.56	$(2.18)
Class 2	$3.54	$(0.91)	$(1.88)	$(0.43)	$19.28	$(2.00)
Class 2a	N/A	N/A	N/A	N/A	$14.51	$(1.80)
Class 3	N/A	N/A	N/A	N/A	$19.27	$(2.01)

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2011 and 2010

	Frontier Masters Series		Balanced Series		Berkeley/Graham/Tiverton Series (1)
	(Unaudited)		(Unaudited)		(Unaudited)
	3/31/2011	3/31/2010	3/31/2011	3/31/2010	3/31/2011	3/31/2010
Investment Income:
Interest - net	$170,966	$210,672	$35,973	$205,160	$5,309	$(1,116)

Total Income	170,966	210,672	35,973	205,160	5,309	(1,116)

Expenses:
Incentive Fees	266,535	—	4,270,189	953,481	—	—
Management Fees	907,921	202,282	642,865	357,992	377,970	581,891
Service Fees - Class 1	225,527	109,428	2,219,967	2,103,922	455,038	491,969
Trading Fees	400,110	299,172	486,163	420,281	85,253	92,520

Total Expenses	1,800,093	610,882	7,619,184	3,835,676	918,261	1,166,380

Investment income/(loss) - net	(1,629,127)	(400,210)	(7,583,211)	(3,630,516)	(912,952)	(1,167,496)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	(1,391,560)	—	16,774,640	(2,506,318)	—	161,369
Net change in open trade equity	630,311	—	(14,766,839)	(3,314,706)	—	483,809
Net realized gain/(loss) on swap contracts	2,629,262	—	—	—	—	—
Net unrealized gain/(loss) on swap contracts	(1,600,211)	439,498	(1,012,456)	1,238,580	9,684	—
Net unrealized gain/(loss) on U.S. Treasury Securities	(50,690)	13,931	(208,005)	203,977	(52,133)	53,177
Trading commissions	(14,738)	—	(1,289,786)	(690,898)	—	(6,528)
Net change in inter-series receivables	—	—	(1,040,637)	222,412	—	—
Net change in inter-series payables	—	(125,024)	—	—	—	—
Equity in earnings/(loss) from unconsolidated trading companies	1,597,339	519,264	22,430,253	4,581,509	(489,915)	(1,869,295)
Net unrealized gain/(loss) on the Berkeley Quantitative Colorado Fund, LLC	—	—	—	—	397,671	—

Net gain/(loss) on investments	1,799,713	847,669	20,887,170	(265,444)	(134,693)	(1,177,468)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$170,586	$447,459	$13,303,959	$(3,895,960)	$(1,047,645)	$(2,344,964)

Less: Operations attributable to non-controlling interests	(7,648)	—	7,748	(1,886,626)	—	177,897

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$178,234	$447,459	$13,296,211	$(2,009,334)	$(1,047,645)	$(2,522,861)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$0.15	$0.24	$4.42	$(0.73)	$(1.83)	$(3.40)
Class 1a	N/A	N/A	$3.63	$(0.84)	N/A	N/A
Class 2	$0.61	$0.66	$6.56	$0.17	$(1.23)	$(3.07)
Class 2a	N/A	N/A	$5.18	$(0.07)	N/A	N/A
Class 3a	N/A	N/A	$5.19	$(0.06)	N/A	N/A

(1)	Formerly the Campbell/Graham/Tiverton Series

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2011 and 2010

	Currency Series		Long Only Commodity Series		Managed Futures Index Series
	(Unaudited)		(Unaudited)		(Unaudited)
	3/31/2011	3/31/2010	3/31/2011	3/31/2010	3/31/2011	3/31/2010
Investment Income:
Interest - net	$29,652	$37,458	$21,602	$23,024	$23,534	$10,876

Total Income	29,652	37,458	21,602	23,024	23,534	10,876

Expenses:
Management Fees	39,855	40,076	13,256	14,222	26,049	26,254
Service Fees - Class 1	45,170	58,039	16,500	17,184	4,965	8,781
Trading Fees	23,565	25,893	5,072	5,331	6,146	6,034

Total Expenses	108,590	124,008	34,828	36,737	37,160	41,069

Investment income/(loss) - net	(78,938)	(86,550)	(13,226)	(13,713)	(13,626)	(30,193)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	(153,538)	53,107	—	—	—	—
Net realized gain/(loss) on swap contracts	—	—	257,875	(173,729)	—	—
Net change in open trade equity	(5,778)	45,474	—	—	—	—
Net unrealized gain/(loss) on swap contracts	(526,568)	470,359	821	—	849	—
Net unrealized gain/(loss) on U.S. Treasury Securities	(14,711)	17,325	(4,310)	3,896	(4,476)	2,804
Net change in inter-series payables	476,691	(329,038)	—	—	—	—
Equity in earnings/(loss) from unconsolidated trading companies	—	—	—	—	(196,273)	(42,112)

Net gain/(loss) on investments	(223,904)	257,227	254,386	(169,833)	(199,900)	(39,308)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(302,842)	$170,677	$241,160	$(183,546)	$(213,526)	$(69,501)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(3.50)	$1.50	$5.48	$(3.39)	$(5.46)	$(1.00)
Class 2	$(3.55)	$2.45	$6.58	$(3.24)	$(5.40)	$(0.48)
Class 3	N/A	N/A	$6.41	N/A	$(2.44)	N/A

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2011 and 2010

	Winton Series		Winton/Graham Series
	(Unaudited)		(Unaudited)
	3/31/2011	3/31/2010	3/31/2011	3/31/2010
Investment Income:
Interest - net	$103,733	$28,507	$57,929	$82,233

Total Income	103,733	28,507	57,929	82,233

Expenses:
Incentive Fees	248,590	—	70,874	—
Management Fees	332,638	376,880	445,869	466,582
Service Fees - Class 1	364,021	352,366	335,672	338,601
Trading Fees	73,838	70,214	69,313	70,617

Total Expenses	1,019,087	799,460	921,728	875,800

Investment income/(loss) - net	(915,354)	(770,953)	(863,799)	(793,567)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	—	—	210,826	(3,421,744)
Net change in open trade equity	—	—	(841,207)	1,210,211
Net unrealized gain/(loss) on swap contracts	11,718	—	9,432	—
Net unrealized gain/(loss) on U.S. Treasury Securities	(62,094)	51,806	(50,460)	50,683
Trading commissions	—	—	(177,430)	(130,261)
Equity in earnings/(loss) from unconsolidated trading companies	1,658,168	3,579,444	896,801	1,833,589

Net gain/(loss) on investments	1,607,792	3,631,250	47,962	(457,522)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$692,438	$2,860,297	$(815,837)	$(1,251,089)

Less: Operations attributable to non-controlling interests	—	—	(368,433)	(973,416)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$692,438	$2,860,297	$(447,404)	$(277,673)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$1.36	$5.78	$(1.16)	$(0.59)
Class 2	$2.71	$7.41	$(0.34)	$0.26

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Three Months Ended March 31, 2011

	Frontier Diversified Series					Frontier Dynamic Series
	(Unaudited)					(Unaudited)
	Class 1	Class 1	Class 2	Class 2		Class 1	Class 1	Class 2	Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total
Capital (Net Asset Value), December 31, 2010	$28,484	$89,993,647	$1,627,227	$67,846,614	$159,495,972	$25,282	$1,193,940	$25,960	$387,740	$1,632,922

Sale of Units	—	9,103,565	200,000	6,092,033	15,395,598	—	141,200	—	41,500	182,700
Redemption of Units	—	(2,006,558)	—	(4,136,293)	(6,142,851)	—	(95,858)	—	(105,891)	(201,749)
Net increase/(decrease) in Owners’ Capital resulting from operations	820	2,570,804	54,120	2,266,871	4,892,615	(610)	(30,519)	(517)	(5,390)	(37,036)

Capital (Net Asset Value), March 31, 2011	$29,304	$99,661,458	$1,881,347	$72,069,225	$173,641,334	$24,672	$1,208,763	$25,443	$317,959	$1,576,837

Capital - Units, December 31, 2010	275	868,850	15,285	637,305	1,521,715	275	12,987	275	4,107	17,644

Sale of Units	—	85,317	1,818	55,620	142,755	—	1,522	—	437	1,959
Redemption of Units	—	(18,911)	—	(37,746)	(56,657)	—	(1,036)	—	(1,107)	(2,143)

Capital - Units, March 31, 2011	275	935,256	17,103	655,179	1,607,813	275	13,473	275	3,437	17,460

		(1)		(1)			(1)		(1)
Net asset value per unit at December 31, 2010		$103.58		$106.46			$91.94		$94.40
Change in net asset value per unit for three months ended March 31, 2011		2.98		3.54			(2.22)		(1.88)

Net asset value per unit at March 31, 2011		$106.56		$110.00			$89.72		$92.52

(1)	Values are for both Managing Owners and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Three Months Ended March 31, 2011

	Frontier Long/Short Commodity Series
	(Unaudited)
	Class 1	Class 2		Class 3	Class 1a	Class 1a	Class 2a	Class 2a
	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total
Capital (Net Asset Value), December 31, 2010	$31,185,756	$1,309,512	$14,275,466	$20,998,571	$32,439	$5,619,870	$33,324	$3,728,502	$77,183,440

Sale of Units	27,450	—	—	4,410,545	—	2,913,140	200,000	1,055,739	8,606,874
Redemption of Units	(6,324,314)	(200,000)	(323,277)	(1,575,416)	—	(66,909)	—	(293,485)	(8,783,401)
Net increase/(decrease) in Owners’ Capital resulting from operations	3,530,131	164,689	1,784,470	2,688,009	3,729	735,731	3,991	482,720	9,393,470

Capital (Net Asset Value), March 31, 2011	$28,419,023	$1,274,201	$15,736,659	$26,521,709	$36,168	$9,201,832	$237,315	$4,973,476	$86,400,383

Capital - Units, December 31, 2010	234,956	8,544	93,143	137,017	275	47,642	275	30,769	552,621

Sale of Units	194	—	—	26,139	—	22,874	1,474	8,135	58,816
Redemption of Units	(43,544)	(1,159)	(1,936)	(9,432)	—	(551)	—	(2,252)	(58,874)

Capital - Units, March 31, 2011	191,606	7,385	91,207	153,724	275	69,965	1,749	36,652	552,563

			(1)			(1)		(1)
Net asset value per unit at December 31, 2010	$132.73		$153.26	$153.26		$117.96		$121.18
Change in net asset value per unit for three months ended March 31, 2011	15.59		19.28	19.27		13.56		14.51

Net asset value per unit at March 31, 2011	$148.32		$172.54	$172.53		$131.52		$135.69

(1)	Values are for both Managing Owner and Limited Owners

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Three Months Ended March 31, 2011

	Frontier Masters Series						Balanced Series
	(Unaudited)						(Unaudited)
	Class 1	Class 1	Class 2	Class 2	Non- Contro- lling Inte- rests	Total	Class 1	Class 1a	Class 2		Class 2a		Class 3a
	Mana- ging Owner	Limited Owners	Mana- ging Owner	Limited Owners			Limited Owners	Limited Owners	Mana- ging Owner	Limited Owners	Mana- ging Owner	Limited Owners	Limited Owners	Non- Contro- lling Inte- rests	Total
Capital (Net Asset Value), December 31, 2010	$28,315	$41,185,360	$696,838	$24,365,217	$—	$66,275,730	$287,807,510	$5,120,558	$2,679,852	$74,035,876	$165,380	$3,396,994	$3,691,280	$51,529,684	$428,427,134

Sale of Units	—	2,959,249	—	1,876,986	—	4,836,235	206,632	2,132	—	4,034	—	—	35,771	—	248,569
Redemption of Units	—	(734,268)	—	(520,252)	—	(1,254,520)	(7,477,992)	(323,854)	—	(3,892,776)	—	(30,000)	(207,424)	—	(11,932,046)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	70,000	70,000	—	—	—	—	—	—	—	12,034,000	12,034,000
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,954,365)	(7,954,365)
Operations attributable to Non-controlling interests	—	—	—	—	(7,648)	(7,648)	—	—	—	—	—	—	—	7,748	7,748
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	40	41,611	4,016	132,567	—	178,234	9,695,681	164,514	110,322	3,043,960	6,419	131,559	143,756	—	13,296,211

Capital (Net Asset Value), March 31, 2011	$28,355	$43,451,952	$700,854	$25,854,518	$62,352	$70,098,031	$290,231,831	$4,963,350	$2,790,174	$73,191,094	$171,799	$3,498,553	$3,663,383	$55,617,067	$434,127,251

Capital - Units, December 31, 2010	275	399,994	6,586	230,283	—	637,138	2,181,233	44,006	16,806	464,304	1,237	25,416	27,616	—	2,760,618

Sale of Units	—	28,501	—	17,556	—	46,057	1,519	18	—	25	—	—	260	—	1,822
Redemption of Units	—	(7,081)	—	(4,880)	—	(11,961)	(54,443)	(2,658)	—	(23,472)	—	(218)	(1,493)	—	(82,284)

Capital - Units, March 31, 2011	275	421,414	6,586	242,959	—	671,234	2,128,309	41,366	16,806	440,857	1,237	25,198	26,383	—	2,680,156

		(1)		(1)						(1)		(1)
Net asset value per unit at December 31, 2010		$102.96		$105.81			$131.95	$116.36		$159.46		$133.66	$133.66
Change in net asset value per unit for three months ended March 31, 2011		0.15		0.61			4.42	3.63		6.56		5.18	5.19

Net asset value per unit at March 31, 2011		$103.11		$106.42			$136.37	$119.99		$166.02		$138.84	$138.85

(1)	Values are for both Managing Owner and Limited Owners

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Three Months Ended March 31, 2011

	Berkeley/Graham/Tiverton Series (2)				Currency Series
	(Unaudited)				(Unaudited)
	Class 1	Class 2			Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Total
Capital (Net Asset Value), December 31, 2010	$61,842,996	$136,528	$8,249,804	$70,229,328	$6,381,882	$2,791	$754,727	$7,139,400

Sale of Units	27,253	—	—	27,253	15,176	—	—	15,176
Redemption of Units	(1,817,995)	—	(275,754)	(2,093,749)	(271,696)	—	(10,206)	(281,902)
Net increase/(decrease) in Owners’ Capital resulting from operations	(976,388)	(1,267)	(69,990)	(1,047,645)	(274,954)	(103)	(27,785)	(302,842)

Capital (Net Asset Value), March 31, 2011	$59,075,866	$135,261	$7,904,060	$67,115,187	$5,850,408	$2,688	$716,736	$6,569,832

Capital - Units, December 31, 2010	559,848	1,036	62,628	623,512	80,694	29	7,909	88,632

Sale of Units	246	—	—	246	196	—	—	196
Redemption of Units	(16,270)	—	(2,062)	(18,332)	(3,494)	—	(108)	(3,602)

Capital - Units, March 31, 2011	543,824	1,036	60,566	605,426	77,396	29	7,801	85,226

			(1)				(1)
Net asset value per unit at December 31, 2010	$110.46		$131.73		$79.09		$95.43
Change in net asset value per unit for three months ended March 31, 2011	(1.83)		(1.23)		(3.50)		(3.55)

Net asset value per unit at March 31, 2011	$108.63		$130.50		$75.59		$91.88

(1)	Values are for both Managing Owner and Limited Owners
(2)	Formerly the Campbell/Graham/Tiverton Series

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Three Months Ended March 31, 2011

	Long Only Commodity Series					Managed Futures Index Series
	(Unaudited)					(Unaudited)
	Class 1	Class 2		Class 3 (2)		Class 1	Class 2		Class 3 (3)
	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Total
Capital (Net Asset Value), December 31, 2010	$3,348,953	$51,212	$793,066	$—	$4,193,231	$1,388,452	$2,375,149	$1,396,862	$—	$5,160,463

Sale of Units	268	—	—	5,428	5,696	—	—	—	362,963	362,963
Redemption of Units	(90,970)	—	(45,940)	—	(136,910)	(469,520)	(200,000)	(113,639)	—	(783,159)
Net increase/(decrease) in Owners’ Capital resulting from operations	189,465	3,250	48,110	335	241,160	(51,305)	(98,874)	(56,369)	(6,978)	(213,526)

Capital (Net Asset Value), March 31, 2011	$3,447,716	$54,462	$795,236	$5,763	$4,303,177	$867,627	$2,076,275	$1,226,854	$355,985	$4,526,741

Capital - Units, December 31, 2010	35,587	494	7,647	—	43,728	11,770	18,314	10,770	—	40,854

Sale of Units	3	—	—	52	55	—	—	—	2,864	2,864
Redemption of Units	(970)	—	(437)	—	(1,407)	(4,057)	(1,610)	(899)	—	(6,566)

Capital - Units, March 31, 2011	34,620	494	7,210	52	42,376	7,713	16,704	9,871	2,864	37,152

			(1)					(1)
Net asset value per unit at December 31, 2010 or start of operations	$94.11		$103.71	$103.88		$117.96		$129.69	$126.73
Change in net asset value per unit for three months ended March 31, 2011	5.48		6.58	6.41		(5.46)		(5.40)	(2.44)

Net asset value per unit at March 31, 2011	$99.59		$110.29	$110.29		$112.50		$124.29	$124.29

(1)	Values are for both Managing Owner and Limited Owners
(2)	The Long Only Commodity Series, Class 3 Units began trading operations on January 14, 2011
(3)	The Managed Futures Index Series, Class 3 Units began trading operations on January 14, 2011

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Three Months Ended March 31, 2011

	Winton Series				Winton/Graham Series
	(Unaudited)				(Unaudited)
	Class 1	Class 2			Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Capital (Net Asset Value), December 31, 2010	$49,350,981	$230,781	$11,137,675	$60,719,437	$45,898,246	$61,691	$11,550,501	$5,680,358	$63,190,796

Sale of Units	74,523	—	—	74,523	36,256	—	—	—	36,256
Redemption of Units	(779,364)	—	(160,083)	(939,447)	(831,806)	—	(1,032,062)	—	(1,863,868)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	1,825,000	1,825,000
Distributions	—	—	—	—	—	—	—	(4,000)	(4,000)
Operations attributable to Non-controlling interests	—	—	—	—	—	—	—	(368,433)	(368,433)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	494,895	4,059	193,484	692,438	(435,507)	(142)	(11,755)	—	(447,404)

Capital (Net Asset Value), March 31, 2011	$49,141,035	$234,840	$11,171,076	$60,546,951	$44,667,189	$61,549	$10,506,684	$7,132,925	$62,368,347

Capital - Units, December 31, 2010	365,451	1,499	72,328	439,278	383,032	428	80,192	—	463,652

Sale of Units	553	—	—	553	307	—	—	—	307
Redemption of Units	(5,740)	—	(1,037)	(6,777)	(6,942)	—	(7,078)	—	(14,020)

Capital - Units, March 31, 2011	360,264	1,499	71,291	433,054	376,397	428	73,114	—	449,939

			(1)				(1)
Net asset value per unit at December 31, 2010	$135.04		$153.99		$119.83		$144.04
Change in net asset value per unit for three months ended March 31, 2011	1.36		2.71		(1.16)		(0.34)

Net asset value per unit at March 31, 2011	$136.40		$156.70		$118.67		$143.70

(1)	Values are for both Managing Owner and Limited Owners

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series
	(Unaudited)		(Unaudited)		(Unaudited)
	3/31/2011	3/31/2010	3/31/2011	3/31/2010	3/31/2011	3/31/2010
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$4,892,615	$(265,060)	$(37,036)	$(7,586)	$9,393,470	$(4,318,357)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	—	(159,905)	—	—	—	(518,490)
Net unrealized (gain)/loss on swap contracts	132,267	252,378	493,638	80,656	(12,237)	—
Net unrealized (gain)/loss on U.S. Treasury securities	109,445	(40,511)	21,897	(17,531)	72,459	(55,320)
Net realized (gain) on U.S. Treasury securities	—	—	—	—	—	—
(Purchases) sales of:
Sales of swap contracts, at fair value	—	—	—	—	—	—
(Purchases) of swap contracts, at fair value	(110,125)	—	(21,735)	—	(59,415)	—
Sales of U.S. Treasury securities, at fair value	—	—	68,360	—	—	1,246,278
(Purchases) of U.S. Treasury securities, at fair value	(220,841)	(4,122,789)	—	(77,485)	(745,176)	—
Sales of custom time deposits	—	—	236,403	—	—	6,040,952
(Purchases) of custom time deposits	(2,024,071)	(20,754,322)	—	(515,042)	(4,567,034)	(266,645)
Increase and/or decrease in:
Receivable from futures commission merchants	—	(1,313,431)	—	—	—	23,781,708
Change in control of ownership - trading companies	—	49,473	—	—	—	(8,620,657)
Contributions to trading companies	—	—	—	—	—	—
Distributions from trading companies	—	—	—	—	—	—
Investments in unconsolidated trading companies, at fair value	(5,849,408)	(9,227,474)	—	—	(2,206,977)	(19,445,061)
Prepaid service fees - Class 1	47,131	(154,636)	1,226	(2,104)	(32,161)	28,311
Interest receivable	124,545	44,806	26,076	25,332	59,430	82,759
Receivable from related parties	(110,000)	277,762	—	(41)	(23,916)	(1,000)
Other assets	60	(7,684)	12	(2,320)	212	(4,752)
Inter-series payables/receivables, at fair value	—	(102,443)	(563,946)	(129,208)	—	—
Incentive fees payable to Managing Owner	233,313	52,014	—	—	(124,484)	(223,340)
Management fees payable to Managing Owner	24,740	819	—	—	31,856	(92,144)
Interest payable to Managing Owner	(2,380)	1,601	(317)	(439)	6,640	(5,794)
Trading fees payable to Managing Owner	32,351	(6,496)	79	(10,504)	10,422	(9,035)
Trailing service fees payable to Managing Owner	33,053	581	(14)	—	2,446	(21,489)
Payables to related parties	51,209	—	(52)	—	37,578	54,202
Other liabilities	(14,157)	(3,924)	113	(1,271)	(10,308)	(2,943)

Net cash provided by (used in) operating activities	(2,650,253)	(35,479,241)	224,704	(657,543)	1,832,805	(2,350,817)

Cash Flows from Financing Activities:
Proceeds from sale of units	15,395,598	34,569,617	182,700	262,367	8,606,874	6,181,713
Payment for redemption of units	(6,142,851)	(459,559)	(201,749)	(56,228)	(8,783,401)	(6,373,254)
Pending owner additions	203,200	199,147	(60,000)	15,000	183,033	9,600
Owner redemptions payable	(63,160)	—	(28,323)	—	(86,895)	(212)

Net cash provided by (used in) financing activities	9,392,787	34,309,205	(107,372)	221,139	(80,389)	(182,153)

Net Increase (Decrease) in cash and cash equivalents	6,742,534	(1,170,036)	117,332	(436,404)	1,752,416	(2,532,970)
Cash and cash equivalents, beginning of year or period	4,647,422	8,738,002	498,048	2,262,363	1,114,912	6,658,536

Cash and cash equivalents, end of year or period	$11,389,956	$7,567,966	$615,380	$1,825,959	$2,867,328	$4,125,566

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

	Frontier Master Series		Balanced Series		Berkeley/Graham/Tiverton Series (1)
	(Unaudited)		(Unaudited)		(Unaudited)
	3/31/2011	3/31/2010	3/31/2011	3/31/2010	3/31/2011	3/31/2010
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$170,586	$447,459	13,303,959	$(3,895,960)	$(1,047,645)	$(2,344,964)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	(630,309)	—	8,563,789	(2,942,023)	—	(741,959)
Net unrealized (gain)/loss on swap contracts	1,600,211	(439,498)	1,012,456	(1,238,579)	(9,684)	—
Net realized (gain)/loss on swap contracts	(2,629,262)	—	—	—	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	50,690	(13,931)	208,005	203,977	52,133	(53,177)
Net realized (gain) on U.S. Treasury securities	—	—	—	—	—	—
(Purchases) sales of:
Sales of swap contracts, at fair value	27,385,221	—	—	—	—	—
(Purchases) of swap contracts, at fair value	(177,811)	(65,307)	(202,931)	—	(49,981)	—
Sales of U.S. Treasury securities, at fair value	—	—	1,873,065	3,156,144	749,249	1,336,651
(Purchases) of U.S. Treasury securities, at fair value	(3,170,902)	(2,723,986)	—	—	3,905,652	—
Sales of custom time deposits	—	—	9,228,062	17,171,715	—	6,212,615
(Purchases) of custom time deposits	(18,341,687)	(13,623,213)	—	(974,114)	—	—
Increase and/or decrease in:
Receivable from futures commission merchants	(5,593,702)	—	(20,076,017)	12,771,577	—	(10,960,925)
Change in control of ownership - trading companies	—	—	—	(2,289,723)	—	2,366,259
Contributions to trading companies	70,000	—	12,034,000	—	—	700,000
Distributions from trading companies	—	—	(7,954,365)	—	—	—
Investments in unconsolidated trading companies, at fair value	(1,496,340)	(2,658,054)	(4,940,391)	(17,566,697)	(276,090)	3,250,458
Investment in Berkeley Quantitative Colorado Fund LLC	50,819	(56,063)	3	411,843	(397,671)	54,105
Inter-series payables/receivables, at fair value	18,592	14,492	259,493	288,588	16	95,208
Prepaid service fees - Class 1	—	178,786	—	(105,710)	68,070	(44,031)
Interest receivable	15	(4,146)	(3,616)	(4,448)	—	—
Receivable from related parties	—	125,024	1,040,636	(222,411)	(874)	—
Other assets	32,012	10,304	766,215	(642,878)	—	—
Incentive fees payable to Managing Owner	38,286	(9,382)	144,641	(96,977)	(270,557)	(41,814)
Management fees payable to Managing Owner	5,943	1,466	(130,721)	70,935	(27,774)	(23,083)
Interest payable to Managing Owner	7,725	(1,672)	94,190	(87,849)	(5,415)	(10,065)
Trading fees payable to Managing Owner	11,721	517	(73,838)	179,970	(973)	(23,563)
Trailing service fees payable to Managing Owner	(77,684)	3,000	31,321	(270,000)	(3,954)	(52,300)
Payables to related parties	(4,136)	(1,911)	2,068	(5,166)	(785)	(56)
Other liabilities	—	—	—	—	340	—

Net cash provided by (used in) operating activities	(2,680,012)	(18,816,115)	15,180,024	3,912,214	2,684,057	(280,641)

Cash Flows from Financing Activities:
Proceeds from sale of units	4,836,235	18,628,725	248,569	1,912,242	27,253	39,414
Payment for redemption of units	(1,254,520)	(208,476)	(11,932,046)	(11,789,257)	(2,093,749)	(2,399,115)
Pending owner additions	(5,200)	(1,691,929)	—	—	—	—
Owner redemptions payable	(183,222)	—	(27,314)	(4,084)	(15,006)	58,886

Net cash provided by (used in) financing activities	3,393,293	16,728,320	(11,710,791)	(9,881,099)	(2,081,502)	(2,300,815)

Net Increase (Decrease) in cash and cash equivalents	713,281	(2,087,795)	3,469,233	(5,968,885)	602,555	(2,581,456)
Cash and cash equivalents, beginning of year or period	1,207,290	5,568,831	5,375,950	22,402,584	1,341,151	7,476,636

Cash and cash equivalents, end of year or period	$1,920,571	$3,481,036	$8,845,183	$16,433,699	$1,943,706	$4,895,180

(1)	Formerly the Cambell/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

	Currency Series		Long Only Commodity Sereis		Managed Futures Index Series
	(Unaudited)		(Unaudited)		(Unaudited)
	3/31/2011	3/31/2010	3/31/2011	3/31/2010	3/31/2011	3/31/2010
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(302,842)	$170,677	$241,160	$(183,546)	$(213,526)	$(69,501)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	5,710	(45,476)	—	—	—	—
Net unrealized (gain)/loss on swap contracts	526,568	(470,359)	(821)	—	—	—
Net realized (gain)/loss on swap contracts	—	—	(257,875)	173,729	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	14,711	(17,325)	4,310	(3,896)	3,627	(2,804)
Net realized (gain) on U.S. Treasury securities	—	—	—	—	—	—
(Purchases) sales of:
Sales of swap contracts, at fair value	—	—	545,433	311,580	—	—
(Purchases) of swap contracts, at fair value	(14,286)	—	(15,160)	(306,023)	(4,394)	—
Sales of U.S. Treasury securities, at fair value	216,352	267,465	—	—	—	—
(Purchases) of U.S. Treasury securities, at fair value	—	—	(46,656)	14,719	46,371	(277,415)
Sales of custom time deposits	1,127,723	1,285,952	(293,314)	65,745	232,388	—
(Purchases) of certificates of deposit	—	—	—	—	—	—
Increase and/or decrease in:
Receivable from futures commission merchants	(566,722)	(303,249)	—	—	—	—
Investments in unconsolidated trading companies, at fair value	—	—	—	—	85,299	(23,275)
Prepaid service fees - Class 1	—	2,337	—	1,063	—	2,762
Interest receivable	19,482	24,765	4,269	5,421	5,714	3,244
Receivable from related parties	—	(5)	—	—	1,438	34
Other assets	(194)	(912)	13	(551)	(1)	—
Inter-series payables/receivables, at fair value	(476,691)	329,038	—	—	—	—
Management fees payable to Managing Owner	(300)	(3,062)	(147)	57	(1,941)	3,298
Interest payable to Managing Owner	(973)	(2,787)	155	(24)	(228)	(452)
Trading fees payable to Managing Owner	(458)	(2,261)	24	(114)	(65)	739
Trailing service fees payable to Managing Owner	(1,354)	(2,109)	69	159	(781)	165
Payables to related parties	(144)	45,085	11	881	200,000	(7,827)
Other liabilities	141	(403)	4	(203)	19	(92)

Net cash provided by (used in) operating activities	546,723	1,277,371	181,475	78,997	353,920	(371,124)

Cash Flows from Financing Activities:
Proceeds from sale of units	15,176	17,133	5,696	233	362,963	2,000,000
Payment for redemption of units	(281,902)	(1,745,921)	(136,910)	(244,689)	(783,159)	(100,686)
Pending owner additions	—	—	—	—	(1,440)	—
Redemptions payable	(41,598)	—	—	—	35,732	—

Net cash provided by (used in) financing activities	(308,324)	(1,728,788)	(131,214)	(244,456)	(385,904)	1,899,314

Net Increase (Decrease) in cash and cash equivalents	238,399	(451,417)	50,261	(165,459)	(31,984)	1,528,190
Cash and cash equivalents, beginning of year or period	275,485	2,043,698	175,096	691,771	196,091	378,445

Cash and cash equivalents, end of year or period	$513,884	$1,592,281	$225,357	$526,312	$164,107	$1,906,635

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

	Winton Series		Winton/Graham Series
	(Unaudited)		(Unaudited)
	3/31/2011	3/31/2010	3/31/2011	3/31/2010
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$692,438	$2,860,297	$(815,837)	$(457,522)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	—	—	841,206	(1,210,211)
Net unrealized (gain)/loss on swap contracts	(11,718)	—	(9,432)	—
Net unrealized (gain) loss on U.S. Treasury Securities, at fair value	62,094	51,806	50,460	50,683
Net realized gain/(loss) on U.S. Treasury securities, at fair value	—	—	—	—
(Purchases) sale of:
Sales of swap contracts, at fair value	—	—	—	—
(Purchases) of swap contracts, at fair value	(60,486)	—	(48,710)	—
Sales of U.S. Treasury securities, at fair value	427,084	216,174	930,293	516,320
(Purchases) of U.S. Treasury securities, at fair value	—	—	—	—
Sales of custom time deposits	2,005,353	1,489,547	4,937,308	2,951,300
(Purchases) of custom time deposits	—	(285,684)	—	(257,352)
Increase and/or decrease in:
Receivable from futures commission merchants	—	—	(4,035,283)	(1,849,465)
Change in control of ownership of trading companies	—	—	—	1,255,701
Contributions to trading companies	—	—	1,825,000	600,000
Distributions from trading companies	—	—	(4,000)	—
Investments in unconsolidated trading companies, at fair value	(1,669,249)	(3,480,844)	(890,801)	(1,764,766)
Prepaid service fees - Class 1	—	—	—	92,508
Interest receivable	75,816	74,677	69,060	71,790
Receivable from related parties	—	—	—	50
Other assets	(874)	—	(809)	(2,255)
Incentive fees payable to Managing Owner	(184,413)	—	(553,337)	—
Management fees payable to Managing Owner	(7,943)	(20,944)	(15,669)	(30,529)
Interest payable to Managing Owner	337	(14,263)	(3,278)	(18,826)
Trading fees payable to Managing Owner	99	(6,455)	(814)	(4,962)
Trailing service fees payable to Managing Owner	(527)	(14,657)	(2,427)	(4,854)
Payables to related parties	976	(128,235)	302	36,770
Other liabilities	505	(588)	65	8,782

Net cash provided by (used in) operating activities	1,329,492	740,831	2,273,297	(16,838)

Cash Flows from Financing Activities:
Proceeds from sale of units	74,523	63,725	36,256	36,273
Payment for redemption of units	(939,447)	(1,906,690)	(1,863,868)	(1,853,620)
Pending owner additions	—	—	—	—
Owner redemptions payable	(1,973)	—	(33,096)	—

Net cash provided by (used in) financing activities	(866,897)	(1,842,965)	(1,860,708)	(1,817,347)

Net Increase (Decrease) in cash and cash equivalents	462,595	(1,102,134)	412,589	(1,834,185)
Cash and cash equivalents, beginning of year or period	1,808,624	5,821,196	1,352,481	5,982,543

Cash and cash equivalents, end of year or period	$2,271,219	$4,719,062	$1,765,070	$4,148,358

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Notes to Financial Statements (Unaudited)

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

The Trust has eleven (11) separate and distinct Series of Units issued and outstanding: Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Berkeley/Graham/Tiverton Series (formerly Campbell/Graham/Tiverton Series), Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series (each a “Series” and collectively, the “Series”). The Trust may issue additional Series of Units.

The Trust, with respect to each Series:

•

engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

•

allocates funds to a limited liability trading company or companies (“Trading Company”). Except as otherwise described in these notes, each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s assets and make the trading decisions for the assets of each Series vested in such Trading Company. Each Trading Company will segregate its assets from any other Trading Company;

•	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

•	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

•

has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies);

•

maintains each Series of Units in three or six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of Selling Agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1 a of such Series, is prepaid to Equinox Fund Management, LLC (the “Managing Owner”) by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1 a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series or Class 2a Units of the Frontier Long/Short Commodity Series) sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents; and

•

all payments made to Selling Agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 281 0(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Series or Balanced Series will be classified as Class 3 Units of such Series, or Class 3a Units of the Frontier Long/Short Commodity Series or Balanced Series, as applicable when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of March 31, 2011, each of the Frontier Dynamic Series, Long Only Commodity Series, Managed Futures Index Series and Winton Series have invested a portion of its assets in a singleTrading Company. A single Trading Advisor manages 100% of the assets invested in each such Trading Company, except the Trading Company for the Frontier Dynamic Series and the Long Only Commodity Series which allocates assets only to Swaps. The Currency Series invests a portion of its assets in a single Trading Company, which allocates assets to one Trading Advisor and one Swap. Each of the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Berkeley/Graham/Tiverton Series, and Winton/Graham Series have invested a portion of its assets in several different Trading Companies and have multiple Trading Advisors that manage the assets invested in such Trading Companies.

In November, 2010, the Berkeley/Graham/Tiverton Series invested a portion of its assets in Berkeley Quantitative Colorado Fund, LLC, an unaffiliated company, managed by an affiliate of Berkeley Quantitative L.P. Through this investment, Berkeley Quantitative L.P. became a commodity Trading Advisor to the Series.

2. Significant Accounting Policies

The following are the significant accounting policies of the Trust.

Basis of Presentation—The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) is now FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for Securities and Exchange Commission (“SEC”) registrants. All other accounting literature is considered non-authoritative. Existing GAAP prior to the effective date of the ASC was not altered in compilation of the ASC. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2010 Annual Report on Form 10-K as filed with the SEC.

Consolidation—The Series, through investing in the Trading Companies, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses, all of which is allocated to the Series. Trading Companies in which a Series has a controlling and majority equity interest are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling and majority interest are accounted for under the equity method, which approximates fair value. The equity interest held by Series of the Trust is shown as investments in unconsolidated trading companies in the statements of financial condition. The income or loss attributable thereto in proportion of investment level is shown in the statements of operations as equity in earnings/(loss) from unconsolidated trading companies.

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

The consolidated financial statements of the Frontier Masters Series include the assets, liabilities and earnings of its wholly-owned trading company, Frontier Trading Company XI, LLC as well as the assets, liabilities and earnings of its majority-owned trading company, Frontier Trading Company XXI, LLC.

The consolidated financial statements of the Balanced Series include the assets, liabilities and earnings of its majority-owned Trading Companies; Frontier Trading Company I, LLC, Frontier Trading Company VI, LLC, Frontier Trading Company IX, LLC, and Frontier Trading Company XV, LLC.

The Berkeley/Graham/Tiverton Series has an investment in the Berkeley Quantitative Colorado Fund, LLC. The Berkeley Quantitative Colorado Fund, LLC is not consolidated into the financial statements of the Berkeley/Graham/Tiverton Series because the Trust has no control or transparency over the operations of the Trading Company. This investment is shown on the statements of financial condition as investment in Berkeley Quantitative Colorado Fund, LLC and any changes in fair value shown are shown on the statements of operations as net unrealized gain/(loss) on the Berkeley Quantitative Colorado Fund, LLC.

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

Interest Income—Aggregate interest income from all sources, including assets held at Futures Commission Merchants (“FCM”), up to two percentage points of the aggregate percentage yield (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Berkeley/Graham/Tiverton Series, Currency Series, Winton Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series (Class 1a, Class 2a and Class 3a only), Long Only Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. All interest not paid to the Managing Owner is interest income to the Series.

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

U.S. Treasury Securities—U.S. Treasury Securities are allocated to all Series based on each Series’ percentage ownership in the pooled cash management assets as of the reporting date. They are reported at fair value as Level 1 inputs under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Trust values U.S. Treasury Securities at fair value and records the daily change in value in the statements of operations as net unrealized gain/(loss) on U.S. Treasury securities. Accrued interest is reported on the statements of financial condition as interest receivable.

Custom Time Deposits—Custom time deposits are structured deposit agreements with U.S. Bank National Association that earn a guaranteed fixed interest rate between 2.17% and 3.75% , mature nine months from the deposit date and are subject to automatic six-month rollovers through October 2013. Interest is paid monthly or at least every nine months. Unscheduled withdrawals will be subject to certain penalties and other costs of up to 1.0% of the amount deposited if withdrawn within the first nine months from the deposit date. Custom time deposits were purchased on September 15, 2009, October 21, 2008 and October 30, 2008. The withdrawal fee is set at 0.225% for the period from nine months to one year subsequent to the deposit date and decreases by .05% increments for each year thereafter through the maturity date. Custom time deposits are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. The Trust values the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.44 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to ASC 820.

Credit Default Swaps—The Trust invests in credit default swaps for the purpose of transferring part of the risk of concentration of deposits with U.S. Bank National Association to other major financial institutions. See Note 4. Credit Default Swaps are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. Credit Default Swaps are reported at fair value based upon daily valuations provided by a third party pricing service and records the daily change in value in the statements of operations as net unrealized gain/(loss) on swap contracts.

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

Each Series allocates funds to an affiliated Trading Company, or Companies, of the Trust. Each Trading Company allocates all of its daily trading gains or losses to the Series in proportion to each Series’ ownership interest in the Trading Company, adjusted on a daily basis. As of March 31, 2011, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

Inter-Series Receivables/Payables—The Balanced Series, for the purposes of diversification of investments and trading advisors through the other Series’ access to trading companies in which the Balanced Series does not have a direct interest, has advanced funds to the Currency Series and the Frontier Dynamic Series. The amount of the funds advanced by the Balanced Series to each of the Currency Series and the Frontier Dynamic Series participates on a pari passu basis with Class 2 Units of such investee Series. The Balanced Series and investee Series reflect the changes in values of these investments as “net change in inter-series receivables/payables” in the statements of operations. The Balanced Series is subject to the same allocations of income and fees as the

Limited Owners of such Series. As a result of fees charged by the investee Series, fees are not charged by the Balanced Series on the capital allocated to advances in affiliated Series. The Managing Owner monitors such allocations so that aggregate fees of the investee Series on the Balanced Series advances do not exceed the allowable fees of the Balanced Series as provided in the Trust’s Prospectus. Interest is not credited to the Balanced Series on the capital allocated to its inter-series advances to avoid the duplication of interest charged or received.

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

Investments and Swaps—The Trust records investment transactions on a trade date basis and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts utilizing Level 2 inputs are reported at fair value based on daily reports from the swap counterparty that may be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Other Swap Contracts are reported utilizing Level 3 Inputs. Swap Contracts are reported at fair value based upon daily valuations provided by a third party pricing service and corroborated by weekly counterparty settlement values. The third party pricing service utilizes a Black Scholes pricing model with input adjustments factoring in volatility and liquidity of the instruments. All valuation processes are monitored by the valuation committee of the Managing Owner.

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

Recently Adopted Accounting Pronouncements—In January 2010, FASB issued Accounting Standards update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. As this update is disclosure related, adoption of ASU 2010-06 on January 1, 2011 did not have a material impact on the Trust’s financial condition or results of operations.

Reclassification—Certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 presentation. None of the reclassifications had an impact of the NAV of any of the Series.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts require significant estimates. Certain Swap Contracts are reported utilizing Level 2 inputs. These Swap Contracts are reported at fair value based on daily reports from the swap counterparty that may be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Swap contacts utilizing Level 2 inputs are reported at fair value based on daily reports from the swap counterparty that may be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Other Swap Contracts are reported utilizing Level 3 Inputs. These Swap Contracts are reported at fair value based upon daily valuations provided by a third party pricing service and corroborated by weekly counterparty settlement values. The third party pricing service utilizing a Black Scholes pricing model with input adjustments factoring in volatility and liquidity of the instruments. These Swap Contracts were previously reported at fair value based upon returns/values that were provided on less than a daily frequency from the swap counterparty, requiring additional internal financial modeling to develop pricing.

Investment in Unconsolidated Trading Companies. This investment represents the fair value of the allocation of cash, futures, forwards , options and swaps to each respective Series relative to its trading allocations from unconsolidated Trading Companies. The Trust, under the same management as the Trading Companies, has access to the underlying positions of the Trading Companies. As such, the Series report investments in unconsolidated Trading Companies at fair value using the corresponding inputs of the underlying securities of the Trading Companies which results in the Series reporting the corresponding Level determination from the inputs of the Trading Company.

Investment in Berkeley Quantitative Colorado Fund, LLC. Investment in Berkeley Quantitative Colorado Fund, LLC is valued based on the daily net asset value as reported by the managing member of the Berkeley Quantitative Colorado Fund, LLC. The reported net asset value represents fair value based on observable data such as ongoing redemption and/or subscription activity, which is reported as a Level 2 input.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Diversified Series
Swap Contracts	—	—	11,385,763	11,385,763
Investment in Unconsolidated Trading Companies	44,694,568	3,538,505	12,556,430	60,789,503
U.S. Treasury Securities	13,732,126	—	—	13,732,126
Frontier Dynamic Series
Swap Contracts	—	—	10,484,869	10,484,869
U.S. Treasury Securities	2,706,253	—	—	2,706,253
Inter-Series Payables	27,756,337	—	—	27,756,337
Frontier Long/Short Commodity Series
Swap Contracts	—	—	71,652	71,652
Investment in Unconsolidated Trading Companies	33,632,578	456,191	1,082,655	35,171,425
U.S. Treasury Securities	7,473,752	—	—	7,473,752
Frontier Masters Series
Open Trade Equity	630,309	—	—	630,309
Swap Contracts	—	—	63,887	63,887
Investment in Unconsolidated Trading Companies	16,103,831	1,314,167	—	17,417,998
U.S. Treasury Securities	6,663,766	—	—	6,663,766
Balanced Series
Open Trade Equity	2,659,172	14,867,249	—	17,526,421
Swap Contracts	—	—	49,001,937	49,001,937
Investment in Unconsolidated Trading Companies	46,619,201	393,568	—	47,012,769
U.S. Treasury Securities	25,172,427	—	—	25,172,427
Inter-Series Receivables	40,096,422	—	—	40,096,422
Berkeley/Graham/Tiverton Series
Swap Contracts	—	—	59,665	59,665
Investment in Unconsolidated Trading Companies	10,896,807	2,045,154	—	12,941,961
Investment in Berkeley Quantitative Colorado Fund, LLC	—	10,554,770	—	10,554,770
U.S. Treasury Securities	6,223,447	—	—	6,223,447
Currency Series
Open Trade Equity	21,388	—	—	21,388
Swap Contracts	—	—	5,156,486	5,156,486
U.S. Treasury Securities	1,778,610	—	—	1,778,610
Inter-Series Payables	12,340,084	—	—	12,340,084
Long Only Commodity Series
Swap Contracts	—	514,158	5,061	519,219
U.S. Treasury Securities	527,887	—	—	527,887
Managed Futures Index Series
Swap Contracts	—	—	5,243	5,243
Investment in Unconsolidated Trading Companies	907,538	—	—	907,538
U.S. Treasury Securities	546,853	—	—	546,853
Winton Series
Swap Contracts	—	—	72,204	72,204
Investment in Unconsolidated Trading Companies	7,891,505	651	—	7,892,156
U.S. Treasury Securities	7,531,331	—	—	7,531,331
Winton/Graham Series
Open Trade Equity	585,932	—	—	585,932
Swap Contracts	—	—	58,142	58,142
Investment in Unconsolidated Trading Companies	4,273,699	353	—	4,274,052
U.S. Treasury Securities	6,064,598	—	—	6,064,598

December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Diversified Series
Swap Contracts	—	—	11,407,905	11,407,905
Investment in Unconsolidated Trading Companies	36,804,536	5,737,148	12,398,412	54,940,095
U.S. Treasury Securities	13,620,730	—	—	13,620,730
Frontier Dynamic Series
Swap Contracts	—	—	10,956,772	10,956,772
U.S. Treasury Securities	2,796,510	—	—	2,796,510
Inter-Series Payables	28,320,283	—	—	28,320,283
Frontier Long/Short Commodity Series
Investment in Unconsolidated Trading Companies	31,804,854	596,889	562,705	32,964,448
U.S. Treasury Securities	6,801,035	—	—	6,801,035
Frontier Masters Series
Swap Contracts	—	—	26,242,246	26,242,246
Investment in Unconsolidated Trading Companies	13,705,024	2,216,634	—	15,921,658
U.S. Treasury Securities	3,543,554	—	—	3,543,554
Balanced Series
Open Trade Equity	1,724,008	24,366,202	—	26,090,210
Swap Contracts	—	—	49,811,462	49,811,462
Investment in Unconsolidated Trading Companies	41,577,810	494,568	—	42,072,378
U.S. Treasury Securities	27,253,497	—	—	27,253,497
Inter-Series Receivables	41,137,058	—	—	41,137,058
Campbell/Graham/Tiverton Series
Investment in Unconsolidated Trading Companies	9,244,073	3,421,798	—	12,665,871
Investment in Berkeley Quantitative Colorado Fund, LLC	—	10,157,099	—	10,157,099
U.S. Treasury Securities	7,024,829	—	—	7,024,829
Currency Series
Open Trade Equity	28,390	(1,292)	—	27,098
Swap Contracts	—	—	5,668,768	5,668,768
U.S. Treasury Securities	2,009,673	—	—	2,009,673
Inter-Series Payables	12,816,775	—	—	12,816,775
Long Only Commodity Series
Swap Contracts	—	790,796	—	790,796
U.S. Treasury Securities	485,541	—	—	485,541
Managed Futures Index Series
Investment in Unconsolidated Trading Companies	992,837	—	—	992,837
U.S. Treasury Securities	597,700	—	—	597,700
Winton Series
Investment in Unconsolidated Trading Companies	6,224,743	(1,836)	—	6,222,907
U.S. Treasury Securities	8,020,509	—	—	8,020,509
Winton/Graham Series
Open Trade Equity	1,427,138	—	—	1,427,138
Investment in Unconsolidated Trading Companies	3,384,249	(998)	—	3,383,251
U.S. Treasury Securities	7,045,351	—	—	7,045,351

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap Contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the consolidated statement of operations. During the three months ended March 31, 2011, all identified Level 3 assets are components of the Frontier Diversified Series, Frontier Dynamic Series, Frontier Masters Series, Balanced Series and the Currency Series.

	Frontier Diversified Series For The Three Months Ended March 31, 2011	Frontier Dynamic Series For The Three Months Ended March 31, 2011	Frontier Long/Short Commodity Series For The Three Months Ended March 31, 2011	Frontier Masters Series For The Three Months Ended March 31, 2011
Balance of recurring Level 3 assets as of January 1, 2011	$23,806,317	$10,956,772	$562,705	$26,242,246
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—	2,629,262
Included in earnings-unrealized	(132,267)	(493,638)	12,237	(1,600,211)
Purchases of investments	45,928	13,076	78,248	142,819
Proceeds from sales of investments	—	—	—	(27,385,221)
Other investment activity	64,197	8,659	(18,833)	34,992
Net change in unrealized gain/loss in investment of unconsolidated trading companies	158,018	—	519,950	—
Transfers in and/or out of Level 3	—	—	—	—

Balance of recurring Level 3 assets as of March 31, 2011	$23,942,193	$10,484,869	$1,154,307	$63,887

	Balanced Series For The Three Months Ended March 31, 2011	Berkeley/Graham/ Tiverton Series For The Three Months Ended March 31, 2011	Currency Series For The Three Months Ended March 31, 2011	Long Only Commodity Series For The Three Months Ended March 31, 2011
Balance of recurring Level 3 assets as of January 1, 2011	$49,811,462	$—	$5,668,768	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—	—
Included in earnings-unrealized	(1,012,456)	9,684	(526,568)	821
Purchases of investments	217,290	71,712	23,489	4,639
Proceeds from sales of investments	—	—	—	—
Other investment activity	(14,359)	(21,731)	(9,203)	(399)
Transfers in and/or out of Level 3	—	—	—	—

Balance of recurring Level 3 assets as of March 31, 2011	$49,001,937	$59,665	$5,156,486	$5,061

	Managed Futures Index Series For The Three Months Ended March 31, 2011	Winton Series For The Three Months Ended March 31, 2011	Winton/Graham Series For The Three Months Ended March 31, 2011
Balance of recurring Level 3 assets as of January 1, 2011	$—	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	849	11,718	9,432
Purchases of investments	3,811	83,357	64,011
Proceeds from sales of investments	—	—	—
Other investment activity	583	(22,871)	(15,301)
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of March 31, 2011	$5,243	$72,204	$58,142

	Frontier Diversified Series For The Year Ended December 31, 2010	Frontier Dynamic Series For The Year Ended December 31, 2010	Frontier Long/Short Commodity Series For The Year Ended December 31, 2010
Balance of recurring Level 3 assets as of January 1, 2010	$11,091,045	$10,027,253	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	416,156	929,519	—
Purchases, sales, issuances, and settlements, net	2,441,110	—	—
Net change in investment of unconsolidated trading companies	9,858,006	—	562,870
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2010	$23,806,317	$10,956,772	$562,870

	Frontier Masters Series For The Year Ended December 31, 2010	Balanced Series For The Year Ended December 31, 2010	Currency Series For The Year Ended December 31, 2010
Balance of recurring Level 3 assets as of January 1, 2010	$15,972,156	$41,020,535	$4,992,959
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	3,474,611	8,790,927	675,809
Purchases, sales, issuances, and settlements, net	6,795,479	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2010	$26,242,246	$49,811,462	$5,668,768

4. Swaps

In addition to authorizing Trading Advisors to manage pre-determined investment levels of futures and forward contracts, certain Series of the Trust will strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Total return Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical total return Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities.

Each Series invests in Credit Default Swaps (“CDS”) with highly-rated counterparties as part of its portfolio. CDSs are ordinary over-the-counter investment instruments designed to hedge counterparty risk and generally pay upon the happening of a credit default of a counterparty. The CDS are allocated to each Series based on their percentage ownership in the pooled cash management assets at U.S. Bank N.A. as of the reporting date. Approximately 22% of the Trust’s U.S. Bank N.A. exposure is risk-hedged in this manner with BNP Paribas through March 20, 2012, and 14% with Societe Generale expiring from December 20, 2011 through March 20, 2012.

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of March 31, 2011, approximately 7.9% of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

The Balanced Series, Currency Series, Frontier Diversified Series and the Frontier Dynamic Series strategically invest assets in one or more Swaps linked to certain underlying investments or indices at the direction of the Managing Owner. The Trading Company in which the assets of these Series will be invested will not own any of the investments or indices referenced by any Swap entered into by these Series. In addition, neither the swap counterparty to the Trading Company of these Series nor any advisor referenced by any such Swap is a Trading Advisor to these Series.

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

The Trust has invested in the following Swaps as of March 31, 2011:

	Frontier Diversified Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap	Option Basket
Counterparty	BNP Paribas	Societe Generale	Societe Generale	Company D
Notional Amount	$92,848	$21,406	$17,398	$7,945,464
Termination Date	3/20/2012	3/20/2012	12/20/2011	6/6/2014
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—	$—

Unrealized Gain/(Loss)	$21,211	$315	$—	$(153,793)

Fair Value as of 3/31/2011	$92,848	$21,406	$17,398	$11,254,111

	Frontier Dynamic Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap	Option Basket
Counterparty	BNP Paribas	Societe Generale	Societe Generale	Company E
Notional Amount	$18,298	$4,219	$3,428	$25,947,437
Termination Date	3/20/2012	3/20/2012	12/20/2011	6/6/2014
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—	$—

Unrealized Gain/(Loss)	$4,149	$62	$—	$(497,849)

Fair Value as of 3/31/2011	$18,298	$4,219	$3,428	$10,458,924

	Frontier Long/Short Commodity Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale
Notional Amount	$50,533	$11,650	$9,469
Termination Date	3/20/2012	3/20/2012	12/20/2011
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$12,058	$179	$—

Fair Value as of 3/31/2011	$50,533	$11,650	$9,469

	Frontier Masters Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale
Notional Amount	$45,056	$10,388	$8,443
Termination Date	3/20/2012	3/20/2012	12/20/2011
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$10,217	$152	$—

Fair Value as of 3/31/2011	$45,056	$10,388	$8,443

	Balanced Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap	Option Basket
Counterparty	BNP Paribas	Societe Generale	Societe Generale	Company A
Notional Amount	$170,200	$39,239	$31,893	$16,782,654
Termination Date	3/20/2012	3/20/2012	12/20/2011	11/6/2012
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—	$—

Unrealized Gain/(Loss)	$37,839	$562	$—	$(1,050,857)

Fair Value as of 3/31/2011	$170,200	$39,239	$31,893	$48,760,605

	Berkeley/Graham/Tiverton Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale
Notional Amount	$42,079	$9,701	$7,885
Termination Date	3/20/2012	3/20/2012	12/20/2011
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$9,542	$142	$—

Fair Value as of 3/31/2011	$42,079	$9,701	$7,885

	Currency Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap	Option Basket
Counterparty	BNP Paribas	Societe Generale	Societe Generale	Company B
Notional Amount	$12,026	$2,773	$2,253	$10,865,309
Termination Date	3/20/2012	3/20/2012	12/20/2011	1/26/2013
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—	$—

Unrealized Gain/(Loss)	$2,727	$40	$—	$(529,335)

Fair Value as of 3/31/2011	$12,026	$2,773	$2,253	$5,139,434

	Long Only Commodity Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap	Reuters/Jefferies CRB Index	Jefferies Commodity Performance Index
Counterparty	BNP Paribas	Societe Generale	Societe Generale	Company C	Company C
Notional Amount	$3,569	$823	$669	$2,060,000	$2,060,000
Termination Date	3/20/2012	3/20/2012	12/20/2011	2/29/2012	2/29/2012
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—	$158,641	$99,234

Unrealized Gain/(Loss)	$809	$12	$—	$—	$—

Fair Value as of 3/31/2011	$3,569	$823	$669	$243,795	$270,363

	Managed Futures Index Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale
Notional Amount	$3,697	$852	$694
Termination Date	3/20/2012	3/20/2012	12/20/2011
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$837	$12	$—

Fair Value as of 3/31/2011	$3,697	$852	$694

	Winton Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale
Notional Amount	$50,922	$11,740	$9,542
Termination Date	3/20/2012	3/20/2012	12/20/2011
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$11,547	$171	$—

Fair Value as of 3/31/2011	$50,922	$11,740	$9,542

	Winton/Graham Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale
Notional Amount	$41,005	$9,454	$7,683
Termination Date	3/20/2012	3/20/2012	12/20/2011
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$9,294	$138	$—

Fair Value as of 3/31/2011	$41,005	$9,454	$7,683

The Trust has invested in the following Swaps as of December 31, 2010:

	Option Basket Frontier Diversified Series	Option Basket Frontier Dynamic Series	Option Basket Frontier Masters Series	Option Basket Balanced Series
Series:	Diversified	Dynamic	Masters	Balanced
Counterparty	Company D	Company E	Company F	Company A
Notional Amount	$15,569,595	$27,048,602	$26,242,246	$68,460,196
Termination Date	6/6/2014	6/6/2014	6/6/2014	11/6/2012
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0
Unrealized Gain/(Loss)	$416,156	$929,519	$3,474,611	$8,790,927
Fair Value as of 12/31/2010	$11,407,905	$10,956,772	$26,242,246	$49,811,462

	Option Basket Currency Series	Reuters/Jefferies CRB Index	Jefferies Commodity Performance Index
Series:	Currency	Long/Only	Long/Only
Counterparty	Company B	Company C	Company C
Notional Amount	$11,567,063	$2,040,000	$2,040,000
Termination Date	1/26/2013	2/28/2011	2/28/2011
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$190,556	$319,106
Unrealized Gain/(Loss)	$675,809	$0	$0
Fair Value as of 12/31/2010	$5,668,768	$415,648	$375,148

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

The following table summarizes the Balanced Series, Winton Series, Berkeley/Graham/Tiverton Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series, and Frontier Masters Series investments in unconsolidated Trading Companies as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011		As of December 31, 2010
	Percentage of Series Net Assets Invested in Trading Co.	Fair Value	Percentage of Series Net Assets Invested in Trading Co.	Fair Value
Trading Company
Balanced Series —
Frontier Trading Companies II, VII, and XIV	10.83%	$47,012,769	9.82%	$42,072,378
Winton Series —
Frontier Trading Company II	13.03%	$7,892,156	10.25%	$6,222,907
Berkeley/Graham/Tiverton Series —
Frontier Trading Companies V, VI and XV	19.28%	$12,941,961	18.04%	$12,665,871
Winton/Graham Series —
Frontier Trading Company II	6.85%	$4,274,052	5.35%	$3,383,251
Frontier Long/Short Commodity Series —
Frontier Trading Companies I and VII	40.71%	$35,171,425	42.71%	$32,964,448
Managed Futures Index Series —
Frontier Trading Company IX	20.05%	$907,538	19.24%	$992,837
Frontier Diversified Series —
Frontier Trading Companies I, II, V, VI, VII, IX, XIV, XV and XXI	35.01%	$60,789,503	34.45%	$54,940,095
Frontier Masters Series —
Frontier Trading Companies II, XIV and XV	24.85%	$17,417,998	24.02%	$15,921,658

The following tables summarize the Balanced Series, Winton Series, Berkeley/Graham/Tiverton Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series and Frontier Masters Series equity in earnings from Trading Companies for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011				Three Months Ended March 31, 2010
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/ (Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Trading Company
Balanced Series —
Frontier Trading Company II LLC	$(11,377)	$2,371,909	$(832,415)	$1,528,117	$(16,240)	$548,815	$1,792,632	2,325,207
Frontier Trading Company VI LLC	—	—	—	—	(1,391)	34,402	103,106	136,117
Frontier Trading Company VII, LLC	(410,313)	(31,670,535)	51,792,175	19,711,327	(939,573)	3,999,869	(1,214,636)	1,845,660
Frontier Trading Company XIV, LLC	(30,271)	935,337	285,743	1,190,809	(19,921)	(1,654,972)	1,949,418	274,525

Total	$(451,961)	$(28,363,289)	$51,245,503	$22,430,253	$(977,125)	$2,928,114	$2,630,520	$4,581,509

Winton Series —
Frontier Trading Company II LLC	$(12,369)	$2,578,557	$(908,020)	$1,658,168	$(22,493)	$822,527	$2,779,410	$3,579,444

Berkeley/Graham/Tiverton Series —
Frontier Trading Company V LLC	$(72,210)	$86,416	$(344,056)	$(329,850)	$(55,971)	$(1,504,714)	$479,857	$(1,080,828)
Frontier Trading Company VI LLC	(1,331)	259,550	(127,648)	130,571	(21,105)	(1,829,237)	523,687	(1,326,655)
Frontier Trading Company XV, LLC	(15,872)	1,330,183	(1,604,947)	(290,636)	(29,361)	1,620,250	(1,052,701)	538,188

Total	$(89,413)	$1,676,149	$(2,076,651)	$(489,915)	$(106,437)	$(1,713,701)	$(49,157)	$(1,869,295)

Winton/Graham Series —
Frontier Trading Company II LLC	$(6,703)	$1,397,178	$(493,674)	$896,801	$(11,430)	$415,871	$1,429,148	$1,833,589

Frontier Long/Short Commodity Series —
Frontier Trading Company I LLC	$(6,983)	$505,526	$(241,372)	$257,171	$(7,281)	$(98,340)	$150,816	$45,195
Frontier Trading Companies VII, LLC	(160,486)	(4,708,661)	16,752,542	11,883,395	(206,138)	(7,302,413)	10,148,434	2,639,883

Total	$(167,469)	$(4,203,135)	$16,511,170	$12,140,566	$(213,419)	$(7,400,753)	$10,299,250	$2,685,078

Managed Futures Index Series —
Frontier Trading Company IX, LLC	$(3,840)	$73,061	$(265,494)	$(196,273)	$(4,443)	$(197,046)	$159,377	$(42,112)

Frontier Diversified Series —
Frontier Trading Company I LLC	$(337,157)	$1,508,585	$(323,778)	$847,650	$(47,394)	$(408,216)	$(29,209)	$(484,819)
Frontier Trading Company II LLC	(4,828)	1,005,677	(357,374)	643,475	(3,274)	112,394	472,581	581,701
Frontier Trading Company V LLC	(8,340)	9,575	(39,818)	(38,583)	(3,109)	(3,451)	113,972	107,412
Frontier Trading Company VI LLC	(985)	192,259	(95,556)	95,718	(2,698)	(187,306)	106,599	(83,405)
Frontier Trading Company VII, LLC	(145,703)	(10,971,719)	17,972,558	6,855,136	(160,104)	805,428	(116,023)	529,301
Frontier Trading Company IX, LLC	(4,146)	79,224	(264,110)	(189,032)	(2,580)	(127,624)	(43,862)	(174,066)
Frontier Trading Company XIV, LLC	(12,526)	386,957	121,710	496,141	(9,837)	(837,101)	647,939	(198,999)
Frontier Trading Company XV, LLC	(25,078)	2,108,998	(2,546,370)	(462,450)	(13,309)	735,469	(462,532)	259,628
Frontier Trading Company XXI, LLC	(146)	(13,779)	6,277	(7,648)	—	—	—	—

Total	$(538,909)	$(5,694,223)	$14,473,539	$8,240,407	$(242,305)	$89,593	$689,465	$536,753

Frontier Masters Series —
Frontier Trading Company II LLC	$(3,774)	$786,194	$(279,545)	$502,875	$(3,682)	$130,796	$492,077	$619,191
Frontier Trading Company XIV, LLC	(32,438)	1,000,632	314,362	$1,282,556	(15,970)	(1,374,664)	1,039,716	(350,918)
Frontier Trading Company XV, LLC	(10,198)	857,776	(1,035,670)	$(188,092)	(12,872)	713,735	(449,872)	250,991

Total	$(46,410)	$2,644,602	$(1,000,853)	$1,597,339	$(32,524)	$(530,133)	$1,081,921	$519,264

The statements of financial condition as of March 31, 2011 and December 31, 2010 and the Condensed Statement of Income for the three months ended March 31, 2011 and 2010 for the unconsolidated Trading Companies are as follows:

	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XIV LLC
Statements of Financial Condition - March 31, 2011
Cash held at futures commission merchants	$21,454,507	$1,928,036	$25,982,710
Open trade equity	3,455,347	69,740,395	1,046,107

Total assets	$24,909,854	$71,668,431	$27,028,817

Members’ equity	$24,909,854	$71,668,431	$27,028,817

Condensed Statement of Income - For the Three Months Ended March 31, 2011
Interest income	$1,081	$2,411	$(7,862)
Net realized gain on investments, less commissions	8,100,464	(48,067,417)	2,249,050
Change in open trade equity	(2,871,029)	86,517,275	722,262

Net income	$5,230,516	$38,452,269	$2,963,450

	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company IX LLC
Statements of Financial Condition - December 31, 2010
Cash held at futures commission merchants	$13,321,102	$83,823,713	$4,340,260
Open trade equity/(deficit)	6,357,985	(15,607,877)	1,531,050

Total assets	$19,679,087	$68,215,836	$5,871,310

Members’ equity	$19,679,087	$68,215,836	$5,871,310

Condensed Statement of Income - For the Three Months Ended March 31, 2010
Interest income	$7,102	$29,449	$16,310
Net realized gain on investments, less commissions	26,213,064	34,934,736	888,565
Change in open trade equity	5,967,280	4,988,429	1,492,816

Net income	$32,187,446	$39,952,614	$2,397,691

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

The Balanced Series has advanced funds to the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series for the purpose of investing in the respective Trading Company for such Series on behalf of the Balanced Series.

The following table summarizes the Balanced Series advances to and reductions from the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series of the Trust for the three months ending March 31, 2011 and the twelve months ending December 31, 2010.

Balanced Series

Summary by Quarter

For the Three Months Ended March 31, 2011

	Currency Series		Frontier Dynamic Series		Total
Inter-series receivables January 1, 2011	$12,816,775		$28,320,283		$41,137,058
Additions during period	—		—		—
Reduction during period	—		—		—
Earnings on inter-series receivables	(476,691)		(563,946)		(1,040,637)

Inter-series receivables March 31, 2011	$12,340,084	(1)	$27,756,337	(1)	$40,096,421

Balanced Series

Summary by Quarter

For the Year Ended December 31, 2010

	Currency Series	Frontier Diversified Series	Frontier Dynamic Series	Frontier Masters Series	Total
Inter-series receivables January 1, 2010	$12,266,758	$10,962,073	$27,676,116	$18,184,135	$69,089,082
Additions during period	—	—	—	—	—
Reduction during period	—	—	—	—	—
Earnings on inter-series receivables	329,038	(102,443)	(129,208)	125,024	222,411

Inter-series receivables March 31, 2010	$12,595,796	$10,859,630	$27,546,908	$18,309,159	$69,311,493
Additions during period	—	—	—	—	—
Reduction during period	—	(11,139,253)	—	—	(11,139,253)
Earnings on inter-series receivables	177,705	279,623	(130,449)	(122,674)	204,205

Inter-series receivables June 30, 2010	$12,773,501	$—	$27,416,459	$18,186,485	$58,376,445
Additions during period	—	—	—	—	—
Reduction during period	—	—	—	(19,013,476)	(19,013,476)
Earnings on inter-series receivables	238,872	—	538,835	826,991	1,604,698

Inter-series receivables September 30, 2010	$13,012,373	$—	$27,955,294	$—	$40,967,667
Additions during period	—	—	—	—	—
Reduction during period	—	—	—	—	—
Earnings on inter-series receivables	(195,598)	—	364,989	—	169,391

Inter-series receivables December 31, 2010	$12,816,775	$—	$28,320,283	$—	$41,137,058

(1)	Balanced Series Inter-series receivables are corresponding Inter-series payables on the Statements of Financial Condition for the investee Series.

Expenses

Management Fees-Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets attributable to such Series (including notional assets), calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series, 2.0% for the Winton Series, Currency Series, Long Only Commodity Series, Frontier Long/Short Commodity Series Class 1 a and Class 2a, Managed Futures Index Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series, 2.5% for the Winton/Graham Series and Berkeley/Graham/Tiverton Series, and 3.5% for the Frontier Long/Short Commodity Series Class 1 and Class 2. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

Trading Fees-In connection with each Series’ trading activities, the Frontier Long/Short Commodity Series (Classes 1, 2 and 3), Balanced Series, Currency Series, Berkeley/Graham/Tiverton Series, Long/Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series pays to the Managing Owner a trading fee, or FCM Fee, up to 0.75% of such Series’ NAV, calculated daily. The Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series (Classes 1a and 2a) and Frontier Masters Series pays to the Managing Owner a trading fee, or FCM Fee, up to 2.25% and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees-Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series, Winton/Graham Series, Berkeley/Graham/Tiverton Series, Currency Series and Frontier Long/Short Commodity Series may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Balanced Series or the Frontier Long/Short Commodity Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Balanced Series and the Frontier Diversified Series and 20% for the Winton Series, Currency Series, Winton/Graham Series, Berkeley/Graham/Tiverton Series, Frontier Long/Short Commodity Series, Frontier Dynamic Series and Frontier Masters Series. There is no incentive fee for the Long Only Commodity Series or the Managed Futures Index Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Service Fees-In addition, with respect to Class 1 and Class 1a Units of each Series, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee at an annualized rate, as described in more detail above, which the Managing Owner pays to selling agents of the Trust.

The following table summarizes fees earned by the Managing Owner for the three months ended March 31, 2011 and 2010.

Series: Three Months Ended March 31, 2011	Management Fee	Trading Fee	Incentive Fee	Service Fee
Frontier Diversified	$481,720	$978,666	$1,719,673	$516,049
Frontier Dynamic	—	175,360	—	23,990
Frontier Long/Short Commodity	945,859	153,893	1,629,861	273,551
Frontier Masters	907,921	400,110	266,535	225,527
Balanced	642,865	486,163	4,270,189	2,219,967
Berkeley/Graham/Tiverton	377,970	85,253	—	455,038
Currency	39,855	23,565	—	45,170
Long Only Commodity	13,256	5,072	—	16,500
Managed Futures Index	26,049	6,146	—	4,965
Winton	332,638	73,838	248,590	364,021
Winton/Graham	445,869	69,313	70,784	335,672

Series: Three Months Ended March 31, 2010	Management Fee	Trading Fee	Incentive Fee	Service Fee
Frontier Diversified	$162,653	$440,692	$186,224	$238,169
Frontier Dynamic	—	166,373	—	20,650
Frontier Long/Short Commodity	788,322	92,890	78,102	322,150
Frontier Masters	202,282	299,172	—	109,428
Balanced	357,992	420,281	953,481	2,103,922
Berkeley/Graham/Tiverton	581,891	92,520	—	491,969
Currency	40,076	25,893	—	58,039
Long Only Commodity	14,222	5,331	—	17,184
Managed Futures Index	26,254	6,034	—	8,781
Winton	376,880	70,214	—	352,366
Winton/Graham	466,582	70,617	—	338,601

The following table summarizes fees payable to the Managing Owner as of March 31, 2011.

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee
Frontier Diversified	$164,498	$342,653	$1,686,415	$81,956
Frontier Dynamic	—	60,015	—	712
Frontier Long/Short Commodity	331,894	55,121	1,476,219	72,132
Frontier Masters	146,817	139,566	261,698	33,615
Balanced	258,786	165,277	3,454,991	122,487
Berkeley/Graham/Tiverton	124,681	28,741	—	144,353
Currency	13,560	7,951	—	9,919
Long Only Commodity	4,487	1,774	—	5,668
Managed Futures Index	8,848	2,089	—	1,557
Winton	114,732	25,344	282,928	98,558
Winton/Graham	152,467	23,313	70,292	101,271

The following table summarizes fees payable to the Managing Owner as of December 31, 2010.

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee
Frontier Diversified	$139,758	$310,302	$1,453,102	$48,903
Frontier Dynamic	—	59,936	—	726
Frontier Long/Short Commodity	300,038	44,699	1,600,703	69,686
Frontier Masters	108,531	131,841	229,686	21,894
Balanced	114,145	71,087	2,688,776	196,325
Berkeley/Graham/Tiverton	152,455	29,714	270,557	148,307
Currency	13,860	8,409	—	11,273
Long Only Commodity	4,634	1,750	—	5,599
Managed Futures Index	10,789	2,154	—	2,338
Winton	122,675	25,245	467,341	99,085
Winton/Graham	168,136	24,127	623,629	103,698

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the three months ended March 31, 2011, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $333 for the Winton/Graham Series and $2 for the Managed Futures Index Series. For the three months ended March 31, 2011, amounts paid or owing the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $5,423 for the Balanced Series, $6,591 for the Frontier Long/Short Commodity Series, $17,312 for the Frontier Diversified Series, $174 for the Currency Series, $1,382 for the Berkeley/Graham/Tiverton Series, $12 for the Long Only Commodity Series, $1,105 for the Winton Series, $79 for the Frontier Dynamic Series and $8,818 for the Frontier Masters Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Berkeley/Graham/Tiverton Series, Currency Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series and Managed Futures Index Series 20% of the total interest allocated to each Series is paid to the Managing Owner. During the three months ended March 31, 2011, and 2010 the Trust paid $2,663,321 and $2,450,329, respectively, of such interest income to the Managing Owner. Such expenses are not included in the statements of operations of the Series.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. For these services the Managing Owner paid The Bornhoft Group Corporation $561,139 and $458,095, respectively, for the three months ended March 31, 2011 and 2010. Additionally, The Bornhoft Group Corporation prorates office expenses, and advances certain direct expenses on behalf of the Managing Owner. Under this agreement, the Managing Owner reimbursed The Bornhoft Group Corporation $27,200 and $63,694, respectively, for the three months ended March 31, 2011 and 2010 for these expenses. Such expenses are not included in the statements of operations of the Series.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $1,010,051 and $824,571, respectively, for the three months ended March 31, 2011 and 2010. Such expenses are not included in the statements of operations of the Series.

Bornhoft Group Securities Corporation, a subsidiary of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations. Its results are consolidated with the Managing Owner.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the three months ended March 31, 2011 and 2010. This data has been derived from information presented in the financial statements.

	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2010	$103.58	$106.46	$91.94	$94.40	$132.73	$153.26	$153.26	$117.96	$121.18
Net operating results:
Interest income	0.37	0.39	6.47	6.66	0.55	0.63	0.63	0.49	0.50
Expenses	(2.59)	(2.08)	(11.72)	(10.25)	(5.71)	(5.46)	(5.46)	(5.09)	(4.31)
Net gain/(loss) on investments, net of non-controlling interests	5.20	5.23	3.03	1.71	20.75	24.11	24.10	18.16	18.32

Net income/(loss)	2.98	3.54	(2.22)	(1.88)	15.59	19.28	19.27	13.56	14.51

Net asset value, March 31, 2011	$106.56	$110.00	$89.72	$92.52	$148.32	$172.54	$172.53	$131.52	$135.69

Ratios to average net assets (3)
Net investment gain/(loss)	-8.44%	-6.25%	-23.07%	-15.34%	-14.66%	-11.82%	-11.82%	-14.66%	-11.82%
Expenses before incentive fees	5.71%	3.52%	51.50%	43.76%	8.23%	5.38%	5.38%	8.23%	5.38%
Expenses after incentive fees	9.86%	7.67%	51.50%	43.76%	16.21%	13.36%	13.36%	16.21%	13.36%
Total return before incentive fees (2)	3.71%	4.22%	-2.47%	-1.61%	13.04%	13.62%	13.82%	12.37%	12.96%
Total return after incentive fees (2)	2.69%	3.20%	-2.47%	-1.61%	11.07%	11.66%	11.85%	10.40%	10.99%

	Frontier Masters Series		Balanced Series					Berkeley/Graham/ Tiverton Series (5)
	Class 1	Class 2	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2010	$102.96	$105.81	$131.95	$116.36	$159.46	$133.66	$133.66	$110.46	$131.73
Net operating results:
Interest income	0.26	0.27	0.01	0.01	0.02	0.01	0.01	0.01	0.01
Expenses	(2.93)	(2.45)	(2.92)	(2.57)	(2.32)	(1.94)	(1.94)	(1.56)	(0.88)
Net gain/(loss) on investments, net of non-controlling interests	2.82	2.79	7.33	6.19	8.86	7.11	7.12	(0.28)	(0.36)

Net income/(loss)	0.15	0.61	4.42	3.63	6.56	5.18	5.19	(1.83)	(1.23)

Net asset value, March 31, 2011	$103.11	$106.42	$136.37	$119.99	$166.02	$138.84	$138.85	$108.63	$130.50

Ratios to average net assets (3)
Net investment gain/(loss)	-10.43%	-8.28%	-8.64%	-8.64%	-5.64%	-5.64%	-5.64%	-5.66%	-2.66%
Expenses before incentive fees	9.87%	7.71%	4.19%	4.19%	1.19%	1.19%	1.19%	5.69%	2.69%
Expenses after incentive fees	11.44%	9.29%	8.68%	8.68%	5.68%	5.68%	5.68%	5.69%	2.69%
Total return before incentive fees (2)	0.49%	0.91%	4.39%	4.32%	5.14%	4.84%	4.92%	-1.59%	-0.86%
Total return after incentive fees (2)	0.10%	0.52%	3.29%	3.21%	4.03%	3.74%	3.81%	-1.59%	-0.86%

	Currency Series		Long Only Series (4)			Managed Futures Index Series (4)
	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3
Per unit operating performance (1)
Net asset value, December 31, 2010	$79.09	$95.43	$94.11	$103.71	$103.88	$117.96	$129.69	$126.73
Net operating results:
Interest income	0.34	0.41	0.49	0.54	0.55	0.54	0.60	0.60
Expenses	(1.29)	(0.87)	(0.89)	(0.46)	(0.46)	(1.32)	(0.82)	(0.82)
Net gain/(loss) on investments, net of non-controlling interests	(2.55)	(3.09)	5.88	6.50	6.33	(4.70)	(5.17)	(2.22)

Net income/(loss)	(3.50)	(3.55)	5.48	6.58	6.41	(5.46)	(5.40)	(2.44)

Net asset value, March 31, 2011	$75.59	$91.88	$99.59	$110.29	$110.29	$112.50	$124.29	$124.29

Ratios to average net assets (3)
Net investment gain/(loss)	-5.00%	-2.00%	-1.68%	0.32%	0.37%	-2.69%	-0.69%	-0.81%
Expenses before incentive fees	6.76%	3.76%	3.78%	1.78%	2.08%	4.58%	2.58%	3.02%
Expenses after incentive fees	6.76%	3.76%	3.78%	1.78%	2.08%	4.58%	2.58%	3.02%
Total return before incentive fees (2)	-4.50%	-3.78%	5.66%	6.21%	6.05%	-5.09%	-4.21%	-1.89%
Total return after incentive fees (2)	-4.50%	-3.78%	5.66%	6.21%	6.05%	-5.09%	-4.21%	-1.89%

	Winton Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2010	$135.04	$153.99	$119.83	$144.04
Net operating results:
Interest income	0.23	0.27	0.12	0.15
Expenses	(2.47)	(1.68)	(2.12)	(1.49)
Net gain/(loss) on investments, net of non-controlling interests	3.59	4.12	0.84	1.00

Net income/(loss)	1.36	2.71	(1.16)	(0.34)

Net asset value, March 31, 2011	$136.40	$156.70	$118.67	$143.70

Ratios to average net assets (3)
Net investment gain/(loss)	-6.69%	-3.69%	-6.78%	-3.78%
Expenses before incentive fees	5.72%	2.72%	6.68%	3.69%
Expenses after incentive fees	7.38%	4.38%	7.19%	4.19%
Total return before incentive fees (2)	1.42%	2.14%	-0.83%	0.02%
Total return after incentive fees (2)	1.01%	1.73%	-0.96%	-0.11%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized
(4)	Long Only Series Class 3 and Managed Futures Index Series Class 3 began trading operations on January 13, 2011.
(5)	Formerly the Cambell/Graham/Tiverton Series.

	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2009	$96.80	$97.77	$91.43	$92.25	$113.77	$127.49	$127.49	$101.49	$102.48
Net operating results:
Interest income	0.56	0.57	10.01	10.12	0.35	0.39	0.39	0.31	0.31
Expenses	(1.59)	(1.09)	(17.33)	(14.85)	(2.39)	(1.78)	(1.78)	(2.13)	(1.42)
Net gain/(loss) on investments, net of non-controlling interests	(0.28)	(0.39)	6.50	4.30	(0.57)	(0.61)	(0.62)	(0.36)	(0.69)
Net income/(loss)	(1.31)	(0.91)	(0.82)	(0.43)	(2.61)	(2.00)	(2.01)	(2.18)	(1.80)
Net asset value, March 31, 2010	$95.49	$96.86	$90.61	$91.82	$111.16	$125.49	$125.48	$99.31	$100.68

Ratios to average net assets (3)
Net investment gain/(loss)	-4.41%	-2.22%	-32.76%	-20.93%	-7.52%	-4.54%	-4.54%	-7.52%	-4.54%
Expenses before incentive fees	5.73%	3.54%	77.49%	65.66%	8.32%	5.34%	5.34%	8.32%	5.34%
Expenses after incentive fees	6.82%	4.63%	77.49%	65.66%	8.79%	5.81%	5.81%	8.79%	5.81%
Total return before incentive fees (2)	0.01%	-0.35%	-0.95%	-0.26%	-2.58%	-1.54%	0.13%	-1.00%	-0.20%
Total return after incentive fees (2)	-0.26%	-0.62%	-0.95%	-0.26%	-2.70%	-1.66%	0.01%	-1.12%	-0.32%

	Frontier Masters Series		Balanced Series					Campbell/ Graham/Tiverton Series
	Class 1	Class 2	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2009	$94.46	$95.37	$118.54	$105.50	$139.01	$117.60	$117.60	$104.65	$121.10
Net operating results:
Interest income	0.58	0.59	0.07	0.06	0.08	0.06	0.06	(0.00)	(0.00)
Expenses	(1.95)	(1.40)	(1.40)	(1.25)	(0.65)	(0.55)	(0.55)	(1.65)	(1.04)
Net gain/(loss) on investments, net of non-controlling interests	1.61	1.47	0.60	0.35	0.74	0.43	0.42	(1.75)	(2.03)
Net income/(loss)	0.24	0.66	(0.73)	(0.84)	0.17	(0.07)	(0.07)	(3.40)	(3.07)
Net asset value, March 31, 2010	$94.70	$96.03	$117.81	$104.66	$139.18	$117.53	$117.53	$101.25	$118.03

Ratios to average net assets (3)
Net investment gain/(loss)	-5.96%	-3.51%	-4.71%	-4.71%	-1.71%	-1.71%	-1.71%	-6.62%	-3.62%
Expenses before incentive fees	8.50%	6.05%	3.87%	3.87%	0.87%	0.87%	0.87%	6.61%	3.61%
Expenses after incentive fees	8.50%	6.05%	4.94%	4.94%	1.94%	1.94%	1.94%	6.61%	3.61%
Total return before incentive fees (2)	0.88%	1.86%	-0.43%	-0.96%	0.25%	0.08%	1.77%	-3.41%	-2.78%
Total return after incentive fees (2)	0.88%	1.86%	-0.69%	-1.22%	-0.01%	-0.18%	1.50%	-3.41%	-2.78%

	Currency Series		Long Only Commodity Series		Managed Futures Index Series		Winton Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2009	$78.00	$91.34	$83.59	$90.30	$112.54	$121.28	$117.57	$130.10	$110.06	$128.39
Net operating results:
Interest income	0.32	0.38	0.42	0.46	0.25	0.27	0.06	0.06	0.15	0.18
Expenses	(1.15)	(0.67)	(0.76)	(0.39)	(1.29)	(0.79)	(1.79)	(1.01)	(1.77)	(1.16)
Net gain/(loss) on investments, net of non-controlling interests	2.33	2.74	(3.05)	(3.31)	0.04	0.04	7.51	8.36	1.03	1.24
Net income/(loss)	1.50	2.45	(3.39)	(3.24)	(1.00)	(0.48)	5.78	7.41	(0.59)	0.26
Net asset value, March 31, 2010	$79.50	$93.79	$80.20	$87.06	$111.54	$120.80	$123.35	$137.51	$109.47	$128.65

Ratios to average net assets (3)
Net investment gain/(loss)	-4.28%	-1.28%	-1.68%	0.32%	-3.75%	-1.75%	-5.94%	-2.94%	-6.20%	-3.20%
Expenses before incentive fees	5.97%	2.97%	3.81%	1.80%	4.65%	2.64%	6.14%	3.14%	6.77%	3.77%
Expenses after incentive fees	5.97%	2.97%	3.81%	1.80%	4.65%	2.64%	6.14%	3.14%	6.77%	3.77%
Total return before incentive fees (2)	1.89%	1.89%	-4.31%	-3.67%	-0.89%	-1.69%	4.84%	5.50%	-0.65%	0.18%
Total return after incentive fees (2)	1.89%	1.89%	-4.31%	-3.67%	-0.89%	-1.69%	4.84%	5.50%	-0.65%	0.18%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Series’ derivatives by instrument types as of March 31, 2011 and 2010 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. This activity was performed by affiliated Trading Companies and does not include activity of unaffiliated trading Company investments.

The following table summarizes the monthly average of futures contracts bought and sold for each respective Series of the Trust.

The following tables summarize the trading revenues for the three month period ending March 31, 2011 and 2010 approximately by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2011(1)

Type of contract	Frontier Masters Series	Balanced Series	Currency Series
Metals	$(5,630)	$1,608,035	$—
Currencies	(316,989)	13,164,312	(153,538)
Energies	(317,873)	636,692	—
Agriculturals	(432,091)	2,637,992	—
Interest rates	15,631	(2,502,489)	—
Stock indices	(334,608)	1,230,098	—

Realized trading income/(loss)(2)	$(1,391,560)	$16,774,640	$(153,538)

Type of contract	Winton/Graham Series
Metals	$696,848
Currencies	(436,956)
Energies	521,500
Agriculturals	693,321
Interest rates	(812,372)
Stock indices	(451,515)

Realized trading income/(loss)(2)	$210,826

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2011(1)

Type of contract	Frontier Masters Series	Balanced Series	Currency Series
Metals	$71,235	$(2,273,274)	$—
Currencies	384	(9,266,331)	(5,778)
Energies	23,360	591,534	—
Agriculturals	43,275	(2,103,406)	—
Interest rates	(212,850)	(562,730)	—
Stock indices	704,907	(1,152,632)	—

Change in unrealized trading income/(loss)(3)	$630,311	$(14,766,839)	$(5,778)

Type of contract	Winton/Graham Series
Metals	$(294,519)
Currencies	(945,878)
Energies	104,003
Agriculturals	(237,561)
Interest rates	317,143
Stock indices	215,605

Change in unrealized trading income/(loss)(3)	$(841,207)

(1)	The Frontier Diversified Series, Berkeley/Graham/Tiverton Series (formerly known as Campbell/Graham/Tiverton Series), Managed Futures Index Series and Winton Series participate in trading activities through equity in earnings/(loss) from trading companies. The Dynamic Series and Long Only Commodity Series participates in trading activities through realized gain/(loss) on swap contracts. The Frontier Diversified Series, Balanced Series and Long/Short Series participate in trading activities through equity in earnings (loss) from the aforementioned deconsolidated trading companies.
(2)	In the Statements of Operations under Net realized gain (loss) on futures and forwards.
(3)	In the Statements of Operations under Net change in open trade equity.

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2010(1)

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2010(1)

Type of contract	Frontier Diversified Series	Frontier Long/Short Series	Balanced Series
Metals	$51,877	$282,667	$(4,830,625)
Currencies	(702,063)	(69,820)	993,140
Energies	279,557	24,029,704	1,109,173
Agriculturals	17,063	(5,585,339)	(2,100,138)
Interest rates	(31,191)	(201,571)	3,153,317
Stock indices	87,858	31,629	(1,639,573)

Change in unrealized trading income/(loss)(2)	$(296,899)	$18,487,270	$(3,314,706)

Type of contract	Campbell/Graham/ Tiverton Series	Currency Series	Winton/Graham Series
Metals	$82,658	$—	$(476,149)
Currencies	(114,470)	45,474	871,782
Energies	44,851	—	291,161
Agriculturals	(8,737)	—	18,075
Interest rates	798,468	—	369,020
Stock indices	(318,961)	—	136,322

Change in unrealized trading income/(loss)(2)	$483,809	$45,474	$1,210,211

(1)	The Frontier Diversified Series, Frontier Masters Series and Managed Futures Index Series participate in trading activities through equity in earnings/(loss) from trading companies. The Long Only Commodity Series participates in trading activities through realized gain/(loss) on swap contracts. Campbell/Graham/Tiverton Series deconsolidated Frontier Trading Company V LLC as of April 23, 2009, and thereafter participates in trading activities through equity in earnings/(loss) from trading companies. Winton Series deconsolidated Frontier Trading Company II LLC as of May 28, 2009, and thereafter participates in trading activities through equity in earnings/(loss) from Frontier Trading Company II LLC.
(2)	In the Statements of Operations under Net change in open trade equity.

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

Introduction

The following discussion and tables should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this quarterly report and our 2010 Annual Report on Form 10-K for the year ended December 31, 2010.

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

As of March 31, 2011 the Trust had eleven separate Series of Units issued and outstanding: the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Berkeley/Graham/Tiverton Series, Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series. Each Series of Units has between three and six separate classes issued and/or outstanding—Class 1, Class 2, Class 3, Class 1a, Class 2a, and Class 3a.

Critical Accounting Policies and Estimates

The financial statements of the Trust in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Trust’s financial position and results of operations. The financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”). These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update the Trust’s 2010 Annual Report on Form 10-K (“Form 10-K”). These financial statements do not include all of the information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods. Accordingly, they should be read in conjunction with the financial information contained in the Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of results that may be expected for the full year or any future period.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At March 31, 2011, cash deposited at the clearing brokers was $105,474,811 for the Balanced Series, $1,244,930 for the Currency Series, $15,125,359 for the Winton/Graham Series and $5,593,702 for the Frontier Masters Series. At December 31, 2010, cash deposited at the clearing brokers was $85,398,794 for the Balanced Series, $678,208 for the Currency Series, and $11,090,076 for the Winton/Graham Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Berkeley/Graham/Tiverton Series, Currency Series, and Winton/Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Frontier Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 20% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held in either U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of March 31, 2011, total cash and cash equivalents and custom time deposits held at banking institutions were $90,529,735 for the Frontier Diversified Series, $16,211,819 for the Frontier Dynamic Series, $45,939,395 for the Frontier Long/Short Commodity Series, $40,324,599 for the Frontier Masters Series, $153,916,695 for the Balanced Series, $37,810,128 for the Berkeley/Graham/Tiverton Series, $10,764,211 for the Currency Series, $3,267,631 for the Long Only Commodity Series, $3,315,685 for the Managed Futures Index Series, $45,675,125, for the Winton Series, and $36,716,027 for the Winton/Graham Series. As of December 31, 2010, total cash and cash equivalents and custom time deposits held at banking institutions were $81,763,130 for the Frontier Diversified Series, $16,330,890 for the Frontier Dynamic Series, $39,619,945 for the Frontier Long/Short Commodity Series, $21,269,631 for the Frontier Masters Series, $159,675,524 for the Balanced Series, $41,113,225 for the Campbell/Graham/Tiverton Series, $11,653,535 for the Currency Series, $2,924,056 for the Long Only Commodity Series, $3,580,057 for the Managed Futures Index Series, $47,217,883, for the Winton Series, and $41,240,746 for the Winton/Graham Series.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010.

Market Conditions for Three Months Ended March 31, 2011

Market conditions for 2011 are discussed after the Sector and Major CTA attribution charts included in the Series performance discussion, below.

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

Frontier Diversified Series

2011

The Frontier Diversified Series – Class 1 NAV gained 2.9% for the three months ended March 31, 2011, net of fees and expenses; the Frontier Diversified Series – Class 2 NAV gained 3.3% for the three months ended March 31, 2011, net of fees and expenses.

For the three months ended March 31, 2011 the Frontier Diversified Series recorded a net gain on investments of $7,998,695, net income of $590,028, and total expenses of $3,696,108, resulting in a net increase in Owners’ capital from operations of $4,892,615. The NAV per Unit, Class 1, increased from $103.58 at December 31, 2010, to $106.56 as of March 31, 2011. The NAV per Unit, Class 2, increased from $106.46 at December 31, 2010, to $110.00 as of March 31, 2011. Total Class 1 subscriptions and redemptions for the period were $9,103,565 and $2,006,558, respectively. Total Class 2 subscriptions and redemptions for the period were $6,292,033 and $4,136,293, respectively. Ending capital at March 31, 2011, was $99,690,762 for Class 1 and $73,950,572 for Class 2. Ending capital at December 31, 2010, was $90,022,131 for Class 1 and $69,473,841 for Class 2.

The Frontier Diversified Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Frontier Diversified Series

Four of the six sectors traded in the Frontier Diversified Series were profitable in the first quarter, with Agriculturals and Energies being the most profitable sectors. Metals and Stock Indices were also profitable. Currencies and Interest Rates were the least profitable sectors during the quarter, contributing negative performance to the fund.

In terms of major CTA performance, three of the seven major CTAs in the Frontier Diversified Series were profitable during the first quarter. Cantab, QIM and Winton provided positive performance. Graham, Quantmetrics, Tiverton and Transtrend provided negative performance during the quarter.

2010

The Frontier Diversified Series – Class 1 NAV lost 1.4% for the three months ended March 31, 2010, net of fees and expenses; the Frontier Diversified Series – Class 2 NAV lost 0.9% for the three months ended March 31, 2010, net of fees and expenses.

For the period ended March 31, 2010 the Frontier Diversified Series recorded a net gain on investments of $351,430, net income of $411,248, and total expenses of $1,027,738, resulting in a net decrease in Owners’ capital from operations of $268,401 after non-controlling interests of ($3,341). The NAV per Unit, Class 1, decreased from $96.80 at December 31, 2009, to $95.49 as of March 31, 2010. The NAV per Unit, Class 2, decreased from $97.77 at December 31, 2009, to $96.86 as of March 31, 2010. Total Class 1 subscriptions and redemptions for the period were $21,396,967 and $308,919, respectively. Total Class 2 subscriptions and redemptions for the period were $13,172,650 and $150,640, respectively. Ending capital at March 31, 2010, was $53,936,031 for Class 1 and $36,221,745 for Class 2. Ending capital at December 31, 2009, was $32,960,540 for Class 1 and $23,355,579 for Class 2.

The Frontier Diversified Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2010, for additional information regarding these sectors.

Sector Attribution for the Frontier Diversified Series

Frontier Dynamic Series

2011

The Frontier Dynamic Series – Class 1 NAV lost 2.4% for the three months ended March 31, 2011, net of fees and expenses; the Frontier Dynamic Series – Class 2 NAV lost 2.0% for the three months ended March 31, 2011, net of fees and expenses.

For the three months ended March 31, 2011 the Frontier Dynamic Series recorded a net gain on investments of $48,411, net income of $113,903, and total expenses of $199,350, resulting in a net decrease in Owners’ capital from operations of $37,036. The NAV per Unit, Class 1, decreased from $91.94 at December 31, 2010, to $89.72 as of March 31, 2011. The NAV per Unit, Class 2, decreased from $94.40 at December 31, 2010, to $92.52 as of March 31, 2011. Total Class 1 subscriptions and redemptions for the period were $141,200 and $95,858, respectively. Total Class 2 subscriptions and redemptions for the period were $41,500 and $105,891, respectively. Ending capital at March 31, 2011, was $1,233,435 for Class 1 and $343,402 for Class 2. Ending capital at December 31, 2010, was $1,219,222 for Class 1 and $413,700 for Class 2.

The Frontier Dynamic Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

The Dynamic Series invests in an option market basket of which the underlying investments are not transparent to the Trust. Therefore there are no Sector or major CTA Attribution charts for the Dynamic Series. The investments underlying the option market basket are managed dynamically with monthly allocations and withdrawals from numerous reference funds managed by independent commodity trading advisors. A number of advisors may be removed entirely and a number of others added on a monthly basis. Therefore there is no index or benchmark against which the performance may be compared.

Frontier Dynamic Series

2010

The Frontier Dynamic Series – Class 1 NAV lost 0.9% for the three months ended March 31, 2010, net of fees and expenses; the Frontier Dynamic Series – Class 2 NAV lost 0.5% for the three months ended March 31, 2010, net of fees and expenses.

For the period ended March 31, 2010 the Frontier Dynamic Series recorded a net gain on investments of $66,083, net income of $113,354, and total expenses of $187,023, resulting in a net decrease in Owners’ capital from operations of $7,586. The NAV per Unit, Class 1, decreased from $91.43 at December 31, 2009, to $90.61 as of March 31, 2010. The NAV per Unit, Class 2, decreased from $92.25 at December 31, 2009, to $91.82 as of March 31, 2010. Total Class 1 subscriptions and redemptions for the period were $180,700 and $56,228, respectively. Total Class 2 subscriptions for the period were $81,667. There were no redemptions. Ending capital at March 31, 2010, was $723,986 for Class 1 and $371,484 for Class 2. Ending capital at December 31, 2009, was $606,255 for Class 1 and $290,662 for Class 2.

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

Frontier Long/Short Commodity Series

2011

The Frontier Long/Short Commodity Series – Class 1 NAV gained 11.7% for the three months ended March 31, 2011, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2 NAV gained 12.6% for the three months ended March 31, 2011, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 NAV gained 12.6% for the three months ended March 31, 2011, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 1a NAV gained 11.5% for the three months ended March 31, 2011, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a NAV gained 12.0% for the three months ended March 31, 2011, net of fees and expenses.

For the three months ended March 31, 2011, the Frontier Long/Short Commodity Series recorded net gain on investments of $12,080,344, net income of $316,290, and total expenses of $3,003,164, resulting in a net increase in Owners’ capital from operations of $9,393,470. The NAV per Unit, Class 1, increased from $132.73 at December 31, 2010, to $148.32 as of March 31, 2011. The NAV per Unit, Class 2, increased from $153.26 at December 31, 2010, to $172.54 as of March 31, 2011. The NAV per Unit, Class 3, increased from $153.26 at December 31, 2010, to $172.53 as of March 31, 2011. The NAV per Unit, Class 1a, increased from $117.96 at December 31, 2010, to $131.52 as of March 31, 2011. The NAV per Unit, Class 2a, increased from $121.18 at December 31, 2010, to $135.69 as of March 31, 2011. Total Class 1 subscriptions and redemptions for the period were $27,450 and $6,324,314, respectively. Total Class 2 redemptions for the period were $523,277. There were no subscriptions. Total Class 3 subscriptions and redemptions for the period were $4,410,545 and $1,575,416, respectively. Total Class 1a subscriptions and redemptions for the period were $2,913,140 and $66,909, respectively. Total Class 2a subscriptions and redemptions for the period were $1,255,739 and $293,485, respectively. Ending capital at March 31, 2011, was $28,419,023 for Class 1, $17,010,860 for Class 2, $26,521,709 for Class 3, $9,238,000 for Class 1a and $5,210,791 for Class 2a. Ending capital at December 31, 2010, was $31,185,756 for Class 1, $15,584,978 for Class 2, $20,998,571 for Class 3, $5,652,309 for Class 1a and $3,761,826 for Class 2a.

The Frontier Long/Short Commodity Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors.

Frontier Long/Short Commodity Series

Frontier Long/Short Commodity Series Class 2 Sector Attributions
Q1 2011 and YTD
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q1 2011
YTD

Frontier Long/Short Commodity Series Class 2A Sector Attributions
Q1 2011 and YTD
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q1 2011
YTD

Frontier Long/Short Commodity Series Class 3 Sector Attributions
Q1 2011 and YTD
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q1 2011
YTD

Frontier Long/Short Commodity Series Class 1
Major Advisors Attributions
Q1 2011 and YTD
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Beach Horizon
Global Advisors
Mesirow
Red Oak
Rosetta
Strategic Ag
Q1 2011
YTD

Frontier Long/Short Commodity Series Class 1A
Major Advisors Attributions
Q1 2011 and YTD
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Beach Horizon
Global Advisors
Mesirow
Red Oak
Rosetta
Strategic Ag
Q1 2011
YTD

Frontier Long/Short Commodity Series Class 2
Major Advisors Attributions
Q1 2011 and YTD
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Beach Horizon
Global Advisors
Mesirow
Red Oak
Rosetta
Strategic Ag
Q1 2011
YTD

Frontier Long/Short Commodity Series Class 2A
Major Advisors Attributions
Q1 2011 and YTD
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Beach Horizon
Global Advisors
Mesirow
Red Oak
Rosetta
Strategic Ag
Q1 2011
YTD

Frontier Long/Short Commodity Series Class 3
Major Advisors Attributions
Q1 2011 and YTD
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Beach Horizon
Global Advisors
Mesirow
Red Oak
Rosetta
Strategic Ag
Q1 2011
YTD

Four of the seven sectors traded in the Frontier Long/Short Commodity Series were profitable in the first quarter, with Energies and Softs being the most profitable. Base Metals and Precious Metals were also profitable. Grains, Meats and Financials were the least profitable sectors during the quarter, with all three sectors contributing negative performance to the fund.

In terms of major CTA performance, five of the six major CTAs in the Frontier Long/Short Commodity Series were profitable during the first quarter, with Global Advisors providing the most positive performance. Beach Horizon, Red Oak, Rosetta and Strategic Ag were also positive for the quarter. Mesirow provided negative performance during the quarter.

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

For the three months ended March 31, 2010, the Frontier Long/Short Commodity Series recorded net loss on investments of $3,246,178, net income of $209,285, and total expenses of $1,281,464, resulting in a net decrease in Owners’ capital from operations of $1,405,236 after non-controlling interests of $2,913,121. The NAV per Unit, Class 1, decreased from $113.77 at December 31, 2009, to $111.16 as of March 31, 2010. The NAV per Unit, Class 2, decreased from $127.49 at December 31, 2009, to $125.49 as of March 31, 2010. The NAV per Unit, Class 3, decreased from $127.49 at December 31, 2009, to $125.48 as of March 31, 2010. The NAV per Unit, Class 1a, decreased from $101.49 at December 31, 2009, to $99.31 as of March 31, 2010. The NAV per Unit, Class 2a, decreased from $102.48 at December 31, 2009, to $100.68 as of March 31, 2010. Total Class 1 subscriptions and redemptions for the three months were $33,460 and $5,735,673, respectively. Total Class 2 redemptions for the three months were $390,579. There were no subscriptions. Total Class 3 subscriptions and redemptions for the three months were $4,961,732 and $239,501, respectively. Total Class 1a subscriptions and redemptions for the three months were $697,792 and $7,501, respectively. Total Class 2a subscriptions for the three months were $488,729. There were no redemptions. Ending capital at March 31, 2010, was $38,910,666 for Class 1, $14,354,404 for Class 2, $10,863,008 for Class 3, $1,767,509 for Class 1a and $1,361,568 for Class 2a. Ending capital at December 31, 2009, was $45,759,225 for Class 1, $14,986,103 for Class 2, $6,140,056 for Class 3, $1,092,016 for Class 1a and $876,532 for Class 2a.

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

Sector Attribution for the Frontier Long/Short Commodity Series

Frontier Masters Series

2011

The Frontier Masters Series – Class 1 NAV gained 0.1% for the three months ended March 31, 2011, net of fees and expenses; the Frontier Masters Series – Class 2 NAV gained 0.6% for the three months ended March 31, 2011, net of fees and expenses.

For the three months ended March 31, 2011 the Frontier Masters Series recorded a net gain on investments of $1,799,713, net income of $170,966, and total expenses of $1,800,093, resulting in a net increase in Owners’ capital from operations of $178,234 after non-controlling interests of $7,648. The NAV per Unit, Class 1, increased from $102.96 at December 31, 2010, to $103.11 as of March 31, 2011. The NAV per Unit, Class 2, increased from $105.81 at December 31, 2010, to $106.42 as of March 31, 2011. Total Class 1 subscriptions and redemptions for the period were $2,959,249 and $734,268, respectively. Total Class 2 subscriptions and redemptions for the period were $1,876,986 and $520,252, respectively. Ending capital at March 31, 2011, was $43,480,307 for Class 1 and $26,555,372 for Class 2. Ending capital at December 31, 2010, was $41,213,675 for Class 1 and $25,062,055 for Class 2.

The Frontier Masters Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Frontier Masters Series

Three of the six sectors traded in the Frontier Masters Series were profitable in the first quarter, with Energies being the most profitable sector. Currencies and Stock Indices were also positive for the quarter. Metals, Agriculturals and Interest Rates were the least profitable sectors during the quarter, with all three sectors contributing negative performance to the fund.

In terms of major CTA performance, two of the four major CTAs in the Frontier Masters Series were profitable during the first quarter, with Cantab and Winton providing positive performance. Tiverton and Transtrend provided negative performance during the quarter.

2010

The Frontier Masters Series – Class 1 NAV gained 0.3% for the three months ended March 31, 2010, net of fees and expenses; the Frontier Masters Series – Class 2 NAV gained 0.7% for the period ended March 31, 2010, net of fees and expenses.

For the period ended March 31, 2010 the Frontier Masters Series recorded a net gain on investments of $847,669, net income of $210,672, and total expenses of $610,882, resulting in a net increase in Owners’ capital from operations of $447,459. The NAV per Unit, Class 1, increased from $94.46 at December 31, 2009, to $94.70 as of March 31, 2010. The NAV per Unit, Class 2, increased from $95.37 at December 31, 2009, to $96.03 as of March 31, 2010. Total Class 1 subscriptions and redemptions for the period were $7,376,112 and $21,328, respectively. Total Class 2 subscriptions and redemptions for the period were $11,252,613 and $187,148, respectively. Ending capital at March 31, 2010, was $11,118,740 for Class 1 and $19,917,415 for Class 2. Ending capital at December 31, 2009, was $14,723,330 for Class 1 and $8,563,857 for Class 2.

The Frontier Masters Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2010, for additional information regarding these sectors.

Sector Attribution for the Frontier Masters Series

Balanced Series

Balanced Series

2011

The Balanced Series – Class 1 NAV gained 3.3% for the three months ended March 31, 2011, net of fees and expenses; the Balanced Series – Class 1a NAV gained 3.1% for the three months ended March 31, 2011, net of fees and expenses; the Balanced Series – Class 2 NAV gained 4.1% for the three months ended March 31, 2011, net of fees and expenses; the Balanced Series – Class 2a NAV gained 3.9% for the three months ended March 31, 2011, net of fees and expenses; the Balanced Series – Class 3a NAV gained 3.9% for the three months ended March 31, 2011, net of fees and expenses.

For the three months ended March 31, 2011, the Balanced Series recorded net gain on investments of $20,887,170, net income of $35,973, and total expenses of $7,619,184, resulting in a net increase in Owners’ capital from operations of $13,296,211 after non- controlling interests of ($7,748). The NAV per Unit, Class 1, increased from $131.95 at December 31, 2010, to $136.37 at March 31, 2011. For Class 1a, the NAV per Unit increased from $116.36 at December 31, 2010, to $119.99 at March 31, 2011. The NAV per Unit, Class 2, increased from $159.46 at December 31, 2010, to $166.02 at March 31, 2011. For Class 2a, the NAV per Unit increased from $133.66 at December 31, 2010, to $138.84 at March 31, 2011. For Class 3a, the NAV per Unit increased from $133.66 at December 31, 2010, to $138.85 at March 31, 2011. Total Class 1 subscriptions and redemptions for the period were $206,632 and $7,477,992, respectively. Total Class 1a subscriptions and redemptions for the period were $2,132 and $323,854, respectively. Total Class 2 subscriptions and redemptions for the period were $4,034 and $3,892,776, respectively. Total Class 2a redemptions for the period were $30,000. There were no subscriptions. Total Class 3a subscriptions and redemptions for the period were $35,771 and $207,424, respectively. Ending capital at March 31, 2011, was $290,231,831 for Class 1, $4,963,350 for Class 1a, $75,981,268 for Class 2, $3,670,352 for Class 2a and $3,663,383 for Class 3a. At December 31, 2010, ending capital was $287,807,510 for Class 1, $5,120,558 for Class 1a, $76,715,728 for Class 2, $3,562,374 for Class 2a, and $3,691,280 for Class 3a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Balanced Series

Balanced Series Class 1 Sector Attributions
Q1 2011 and YTD
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2011
YTD

Balanced Series Class 1A Sector Attributions
Q1 2011 and YTD
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2011
YTD

Balanced Series Class 2 Sector Attributions
Q1 2011 and YTD
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2011
YTD

Balanced Series Class 2A Sector Attributions
Q1 2011 and YTD
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2011
YTD

Balanced Series Class 3A Sector Attributions
Q1 2011 and YTD
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2011
YTD

Balanced Series Class 1 Major Advisors Attributions
Q1 2011 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
QIM
Quantmetrics
Tiverton
Transtrend/Lyxor
Winton
Q1 2011
YTD

Balanced Series Class 1A Major Advisors Attributions
Q1 2011 and YTD
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
QIM
Quantmetrics
Tiverton
Transtrend/Lyxor
Winton
Q1 2011
YTD

Balanced Series Class 2 Major Advisors Attributions
Q1 2011 and YTD
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
QIM
Quantmetrics
Tiverton
Transtrend/Lyxor
Winton
Q1 2011
YTD

Four of the six sectors traded in the Balanced Series were profitable in the first quarter, with Agriculturals and Energies being the most profitable sectors. Metals and Stock Indices were also profitable. Currencies and Interest Rates were the least profitable sectors during the quarter, contributing negative performance to the fund.

In terms of major CTA performance, two of the five major CTAs in the Balanced Series were profitable during the first quarter. QIM and Winton provided positive performance. Quantmetrics, Tiverton and Transtrend provided negative performance during the quarter.

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

For the three months ended March 31, 2010, the Balanced Series recorded net loss on investments of $265,444, net income of $205,160, and total expenses of $3,835,676, resulting in a net decrease in Owners’ capital from operations of $2,009,334 after non- controlling interests of $ 1,886,626. The NAV per Unit, Class 1, decreased from $118.54 at December 31, 2009, to $117.81 at March 31, 2010. For Class 1 a, the NAV per Unit decreased from $105.50 at December 31, 2009, to $104.66 at March 31, 2010. The NAV per Unit, Class 2, increased from $139.01 at December 31, 2009, to $139.18 at March 31, 2010. For Class 2a, the NAV per Unit decreased from $117.60 at December 31, 2009, to $117.53 at March 31, 2010. For Class 3a, the NAV per Unit decreased from $117.60 at December 31, 2009, to $117.54 at March 31, 2010. Total Class 1 subscriptions and redemptions for the three months were $176,783 and $6,482,776, respectively. Total Class 1a subscriptions and redemptions for the three month period were $15,991 and $2,214,384, respectively. Total Class 2 subscriptions and redemptions for the three months were $7,265 and $2,928,030, respectively. Total Class 2a redemptions for the three month period were $76,758. There were no subscriptions. Total Class 3a subscriptions and redemptions for the period were $1,712,203 and $87,309, respectively. Ending capital at March 31, 2010, was $277,807,329 for Class 1, $6,847,698 for Class 1a, $74,442,173 for Class 2, $3,216,036 for Class 2a and $2,816,314 for Class 3a. At December 31, 2009, ending capital was $286,024,307 for Class 1, $9,150,114 for Class 1a, $77,372,166 for Class 2, $3,298,566 for Class 2a, and $1,170,746 for Class 3a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2010, for additional information regarding these sectors.

Sector Attribution for the Frontier Balanced Series

Berkeley/Graham/Tiverton Series (formerly the Campbell/Graham/Tiverton Series)

2011

The Berkeley/Graham/Tiverton Series – Class 1 NAV lost 1.7% for the three months ended March 31, 2011, net of fees and expenses; the Berkeley/Graham/Tiverton Series – Class 2 NAV lost 0.9% for the three months ended March 31, 2011, net of fees and expenses.

For the three months ended March 31, 2011, the Berkeley/Graham/Tiverton Series recorded net loss on investments of $134,693, net income of $5,309, and total expenses of $918,261, resulting in a net decrease in Owners’ capital from operations of $1,047,645. The NAV per Unit, Class 1, decreased from $110.46 at December 31, 2010, to $108.63 as of March 31, 2011. The NAV per Unit, Class 2, decreased from $131.73 at December 31, 2010, to $130.50 as of March 31, 2011. Total Class 1 subscriptions and redemptions for the period were $27,253 and $1,817,995, respectively. Total Class 2 redemptions for the period were $275,754. There were no subscriptions. Ending capital at March 31, 2011, was $59,075,866 for Class 1 and $8,039,321 for Class 2. Ending capital at December 31, 2010, was $61,842,996 for Class 1 and $8,386,332 for Class 2.

The Berkeley/Graham/Tiverton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Berkeley/Graham/Tiverton Series

Two of the six sectors traded in the Berkeley/Graham/Tiverton Series were profitable in the first quarter, with Energies and Agriculturals being profitable sectors. Metals, Currencies, Interest Rates and Stock Indices were the least profitable sectors during the quarter, with all four sectors contributing negative performance to the fund.

In terms of major CTA performance, two of the four CTAs in the Berkeley/Graham/Tiverton Series were profitable during the first quarter. Berkeley and Campbell provided positive performance while Graham and Tiverton provided negative performance during the quarter.

2010

The Berkeley/Graham/Tiverton Series – Class 1 NAV lost 3.2% for the three months ended March 31, 2010, net of fees and expenses; the Berkeley/Graham/Tiverton Series – Class 2 NAV lost 2.5% for the three months ended March 31, 2010, net of fees and expenses.

For the three months ended March 31, 2010, the Berkeley/Graham/Tiverton Series recorded net loss on investments of $1,177,468, net income of ($1,116), and total expenses of $1,166,380, resulting in a net decrease in Owners’ capital from operations of $2,522,861 after non-controlling interests of ($177,897). The NAV per Unit, Class 1, decreased from $104.65 at December 31, 2009, to $101.25 as of March 31, 2010. The NAV per Unit, Class 2, decreased from $121.10 at December 31, 2009, to $118.03 as of March 31, 2010. Total Class 1 subscriptions and redemptions for the three months ended March 31, 2010, were $39,414 and $1,659,964, respectively. Total Class 2 redemptions for the three months ended March 31, 2010, were $739,151. There were no subscriptions. Ending capital at March 31, 2010, was $65,562,540 for Class 1 and $8,917,258 for Class 2. Ending capital at December 31, 2009, was $69,447,366 for Class 1 and $9,914,994 for Class 2.

The Berkeley/Graham/Tiverton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2010, for additional information regarding these sectors.

Sector Attribution for the Berkeley/Graham/Tiverton Series

Currency Series

2011

The Currency Series – Class 1 NAV lost 4.4% for the three months ended March 31, 2011, net of fees and expenses; the Currency Series – Class 2 NAV lost 3.7% for the three months ended March 31, 2011, net of fees and expenses.

For the three months ended March 31, 2011, the Currency Series recorded net loss on investments of $223,904, net income of $29,652, and total expenses of $108,590, resulting in a net decrease in Owners’ capital from operations of $302,842. The NAV per Unit, Class 1, decreased from $79.09 at December 31, 2010, to $75.59 as of March 31, 2011. The NAV per Unit, Class 2, decreased from $95.43 at December 31, 2010, to $91.88 as of March 31, 2011. Total Class 1 subscriptions and redemptions for the period were $15,176, and $271,696, respectively. Total Class 2 redemptions for the period were $10,206. There were no subscriptions. Ending capital at March 31, 2011, was $5,850,408 for Class 1 and $719,424 for Class 2. Ending capital at December 31, 2010, was $6,381,882 for Class 1 and $757,518 for Class 2.

The Currency Series may have both long and short exposure to the Currencies sector only.

Currency Series

In terms of major CTA performance, one of the three major CTAs in the Currency Series was profitable during the first quarter. Harmonic finished positive for the quarter while C-View and FX Concepts were negative for the quarter.

Because all returns are from the Currencies sector, there are no Sector Attribution charts for the Currency Series.

2010

The Currency Series – Class 1 NAV gained 1.9% for the three months ended March 31, 2010, net of fees and expenses; the Currency Series – Class 2 NAV gained 2.7% for the three months ended March 31, 2010, net of fees and expenses.

For the three months ended March 31, 2010, the Currency Series recorded net gain on investments of $257,227, net income of $37,458, and total expenses of $124,008, resulting in a net increase in Owners’ capital from operations of $170,677. The NAV per Unit, Class 1, increased from $78.00 at December 31, 2009, to $79.50 as of March 31, 2010. The NAV per Unit, Class 2, increased from $91.34 at December 31, 2009, to $93.79 as of March 31, 2010. Total Class 1 subscriptions and redemptions for the three months ending March 31, 2010 were $17,133, and $307,455, respectively. Total Class 2 redemptions for the three months ending March 31, 2010, was $1,438,466. There were no subscriptions. Ending capital at March 31, 2010, was $7,792,672 for Class 1 and $857,345 for Class 2. Ending capital at December 31, 2009, was $7,934,382 for Class 1 and $2,273,746 for Class 2.

The Currency Series may have both long and short exposure to the Currencies sector only. See comments above under Market Conditions for Three Months Ended March 31, 2010, for additional information regarding these sectors.

Because all returns are from the Currencies sector, there are no Sector Attribution charts for the Currency Series.

Long Only Commodity Series

2011

The Long Only Commodity Series – Class 1 NAV gained 5.8% for the three months ended March 31, 2011, net of fees and expenses; the Long Only Commodity Series – Class 2 NAV gained 6.3% for the three months ended March 31, 2011, net of fees and expenses; the Long Only Commodity Series – Class 3 NAV gained 6.2% from the start of trading operations on January 13, 2011 through March 31, 2011, net of fees and expenses.

For the three months ended March 31, 2011, the Long Only Commodity Series recorded net gain on investments of $254,386, net income of $21,602, and total expenses of $34,828, resulting in a net increase in Owners’ capital from operations of $241,160. The NAV per Unit, Class 1, increased from $94.11 at December 31, 2010 to $99.59 as of March 31, 2011. The NAV per Unit, Class 2, increased from $103.71 at December 31, 2010, to $110.29 as of March 31, 2011. The NAV per Unit, Class 3, increased from $103.88 at the beginning of trading operations on January 14, 2011, to $110.29 as of March 31, 2011. Total Class 1 subscriptions and redemptions for the period were $268 and $90,970, respectively. Total Class 2 redemptions for the period were $45,940. There were no subscriptions. Total Class 3 subscriptions for the period were $5,428. There were no redemptions. Ending capital at March 31, 2011, was $3,447,716 for Class 1, $849,698 for Class 2 and $5,763 for Class 3. Ending capital at December 31, 2010, was $3,348,953 for Class 1 and $844,278 for Class 2.

The Long Only Commodity Series may have long-only exposure in the Energies, Metals, and Commodities sectors. The Long Only Commodity Series invests approximately equally in the Jefferies Commodity Performance Index and the Thomson Reuters/Jefferies CRB Index. There are no Sector or major CTA Attribution charts for the Long Only Commodity Series.

The Jefferies Commodity Performance Index is a broadly-diversified, long-only, passive, rules-based index that uses proprietary composition, rebalancing and rollover methodology for calculating the Index. For the period from January 1, through March 31, 2011 the index increased 5.16%. The Thomson Reuters/Jefferies CRB Index is designed to provide timely and accurate representation of a long-only, broadly diversified investment in commodities through a transparent and disciplined calculation methodology. For the period from January 1, through March 31, 2011 the index increased 8.04%. The average of the two indexes for the quarter was 6.60%. Both indexes are propriety to Jefferies & Company, Inc., and may be viewed at jefferies.com.

2010

The Long Only Commodity Series – Class 1 NAV lost 4.1% for the three months ended March 31, 2010, net of fees and expenses; the Long Only Commodity Series – Class 2 NAV lost 3.6% for the three months ended March 31, 2010, net of fees and expenses.

For the three months ended March 31, 2010, the Long Only Commodity Series recorded net loss on investments of $169,833, net income of $23,024, and total expenses of $36,737, resulting in a net increase in Owners’ capital from operations of $183,546. The NAV per Unit, Class 1, decreased from $83.59 at December 31, 2009 to $80.20 as of March 31, 2010. The NAV per Unit, Class 2, decreased from $90.30 at December 31, 2009, to $87.06 as of March 31, 2010. Total Class 1 subscriptions and redemptions for the three months were $233 and $222,156, respectively. Total Class redemptions for the three months were $22,533. There were no subscriptions. Ending capital at March 31, 2010, was $3,339,646 for Class 1 and $449,339 for Class 2. Ending capital at December 31, 2009, was $3,711,581 for Class 1 and $954,744 for Class 2.

The Long Only Commodity Series may have long-only exposure in the Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2010, for additional information regarding these sectors.

The Long Only Commodity Series invests approximately equally in the Jefferies Commodity Performance Index and the Thomson Reuters/Jefferies CRB Index. There are no Sector Attribution charts for the Long Only Commodity Series.

Managed Futures Index Series

2011

The Managed Futures Index Series – Class 1 NAV lost 4.6% for the three months ended March 31, 2011, net of fees and expenses; the Managed Futures Index Series – Class 2 NAV lost 4.2% for the three months ended March 31, 2011, net of fees and expenses; the Managed Futures Index Series – Class 3 NAV lost 1.9% from the start of trading operations on January 13, 2011 through March 31, 2011, net of fees and expenses.

For the three months ended March 31, 2011 the Managed Futures Index Series recorded a net loss on investments of $199,900, net income of $23,534, and total expenses of $37,160, resulting in a net decrease in Owners’ capital from operations of $213,526. The NAV per Unit, Class 1, decreased from $117.96 at December 31, 2010, to $112.50 as of March 31, 2011. The NAV per Unit, Class 2, decreased from $129.69 at December 31, 2010, to $124.29 as of March 31, 2011. The NAV per Unit, Class 3, decreased from $126.73 at the start of trading operations on January 14, 2011, to $124.29 as of March 31, 2011. Total Class 1 redemptions for the period were $469,520. There were no subscriptions. Total Class 2 redemptions for the period were $313,639. There were no subscriptions. Total Class 3 subscriptions for the period were $362,963. There were no redemptions. Ending capital at March 31, 2011, was $867,627 for Class 1, $3,303,129 for Class 2 and $355,985 for Class 3. Ending capital at December 31, 2010, was $1,388,452 for Class 1 and $3,772,011 for Class 2.

The Managed Futures Index Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Managed Futures Index Series

Two of the six sectors traded in the Managed Futures Index Series were profitable in the first quarter. Energies and Agriculturals were profitable while Metals, Currencies, Interest Rates and Stock Indices were the least profitable sectors during the quarter, contributing negative performance to the fund.

2010

The Managed Futures Index Series – Class 1 NAV lost 0.9% for the three months ended March 31, 2010, net of fees and expenses; the Managed Futures Index Series – Class 2 NAV lost 0.4% for the three months ended March 31, 2010, net of fees and expenses.

For the three months ended March 31, 2010 the Managed Futures Index Series recorded a net loss on investments of $39,308, net income of $10,876, and total expenses of $41,069, resulting in a net decrease in Owners’ capital from operations of $69,501. The NAV per Unit, Class 1, decreased from $112.54 at December 31, 2009, to $111.54 as of March 31, 2010. The NAV per Unit, Class 2, decreased from $121.28 at December 31, 2009, to $120.80 as of March 31, 2010. Total Class 1 redemptions for the three months were $80,973. There were no subscriptions. Total Class 2 subscriptions and redemptions for the three months were $2,000,000 and $19,713, respectively. Ending capital at March 31, 2010, was $1,734,680 for Class 1 and $3,868,342 for Class 2. Ending capital at December 31, 2009, was $1,831,435 for Class 1 and $1,941,774 for Class 2.

The Managed Futures Index Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2010, for additional information regarding these sectors.

Sector Attribution for the Managed Futures Index Series

Winton Series

2011

The Winton Series – Class 1 NAV gained 1.0% for the three months ended March 31, 2011, net of fees and expenses; the Winton Series – Class 2 NAV gained 1.8% for the three months ended March 31, 2011, net of fees and expenses.

For the three months ended March 31, 2011, the Winton Series recorded net gain on investments of $1,607,792, net income of $103,733, and total expenses of $1,019,087, resulting in a net increase in Owners’ capital from operations of $692,438. The NAV per Unit, Class 1, increased from $135.04 at December 31, 2010, to $136.40 as of March 31, 2011. The NAV per Unit, Class 2, increased from $153.99 at December 31, 2010, to $156.70 as of March 31, 2011. Total Class 1 subscriptions for the period were $74,523 and redemptions were $779,364. Total Class 2 redemptions for the period were $160,083. There were no subscriptions. Ending capital at March 31, 2011, was $49,141,035 for Class 1 and $11,405,916 for Class 2. Ending capital at December 31, 2010, was $49,350,981 for Class 1 and $11,368,456 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Winton Series

Four of the six sectors traded in the Winton Series were profitable in the first quarter, with Energies being the most profitable. Metals, Agriculturals and Stock Indices were also profitable. Currencies and Interest Rates were the least profitable sectors during the quarter, contributing negative performance to the fund.

2010

The Winton Series – Class 1 NAV gained 4.9% for the three months ended March 31, 2010, net of fees and expenses; the Winton Series – Class 2 NAV gained 5.7% for the three months ended March 31, 2010, net of fees and expenses.

For the three months ended March 31, 2010, the Winton Series recorded net gain on investments of $3,631,250, net income of $28,507, and total expenses of $799,460, resulting in a net increase in Owners’ capital from operations of $2,860,297. The NAV per Unit, Class 1, increased from $117.57 at December 31, 2009, to $123.35 as of March 31, 2010. The NAV per Unit, Class 2, increased from $130.10 at December 31, 2009, to $137.51 as of March 31, 2010. Total Class 1 subscriptions for the three months were $63,725 and redemptions were $1,626,579. Total Class 2 redemptions for the three month period were $280,111. There were no subscriptions. Ending capital at March 31, 2010, was $48,940,862 for Class 1 and $10,478,649 for Class 2. Ending capital at December 31, 2009, was $48,198,317 for Class 1 and $10,203,862 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Three Months Ended March 31, 2010, for additional information regarding these sectors.

Sector Attribution for the Winton Series

Winton/Graham Series

2011

The Winton/Graham Series – Class 1 NAV lost 1.0% for the three months ended March 31, 2011, net of fees and expenses; the Winton/Graham Series – Class 2 NAV lost 0.2% for the three months ended March 31, 2011, net of fees and expenses.

For the three months ended March 31, 2011, the Winton/Graham Series recorded net gain on investments of $47,962, net income of $57,929, and total expenses of $921,728, resulting in a net decrease in Owners’ capital from operations of $447,404, after non-controlling interest of $368,433. The NAV per Unit, Class 1, decreased from $119.83 at December 31, 2010, to $118.67 as of March 31, 2011. The NAV per Unit, Class 2, decreased from $144.04 at December 31, 2010, to $143.70 as of March 31, 2011. Total Class 1 subscriptions and redemptions for the period were $36,256 and $831,806, respectively. Total Class 2 redemptions for the period were $1,032,062. There were no subscriptions. Ending capital at March 31, 2011, was $44,667,189 for Class 1 and $10,568,233 for Class 2. Ending capital at December 31, 2010, was $45,898,246 for Class 1 and $11,612,192 for Class 2.

The Winton/Graham Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Winton/Graham Series

Three of the six sectors traded in the Winton/Graham Series were profitable in the first quarter, with Energies being the most profitable sector. Metals and Agriculturals were also positive. Currencies, Interest Rates and Stock Indices were the least profitable sectors during the quarter, with all three sectors contributing negative performance to the fund.

In terms of major CTA performance, Winton provided positive performance while Graham provided negative performance for the quarter.

2010

The Winton/Graham Series – Class 1 NAV lost 0.5% for the three months ended March 31, 2010, net of fees and expenses; the Winton/Graham Series – Class 2 NAV gained 0.2% for the three months ended March 31, 2010, net of fees and expenses.

For the three months ended March 31, 2010, the Winton/Graham Series recorded net loss on investments of $457,522, net income of $82,233, and total expenses of $875,800, resulting in a net decrease in Owners’ capital from operations of $277,673, after non-controlling interest of $973,416. The NAV per Unit, Class 1, decreased from $ 110.06 at December 31, 2009, to $109.47 as of March 31, 2010. The NAV per Unit, Class 2, increased from $128.39 at December 31, 2009, to $128.65 as of March 31, 2010. Total Class 1 subscriptions and redemptions for the three months were $36,273 and $1,572,406, respectively. Total Class 2 redemptions for the three months were $281,214. There were no subscriptions. Ending capital at March 31, 2010, was $46,333,536 for Class 1 and $12,262,317 for Class 2. Ending capital at December 31, 2009, was $48,168,395 for Class 1 and $12,522,478 for Class 2.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of March 31, 2011 and December 31, 2010. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Frontier Diversified Series: (1)

MARKET SECTOR	March 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$3,111,497	1.8%	$2,922,054	1.8%
Currencies	$3,213,685	1.9%	$2,240,613	1.4%
Stock Indices	$5,953,218	3.4%	$6,404,181	4.0%
Metals	$2,663,541	1.5%	$1,371,891	0.9%
Agriculturals/Softs	$1,477,391	0.9%	$5,305,078	3.3%
Energy	$968,642	0.6%	$7,868,442	4.9%
Total:	$17,387,974	10.1%	$26,112,259	16.3%

Frontier Dynamic Series: (2)

MARKET SECTOR	March 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0%	$—	0%
Currencies	$—	0%	$—	0%
Stock Indices	$—	0%	$—	0%
Metals	$—	0%	$—	0%
Agriculturals/Softs	$—	0%	$—	0%
Energy	$—	0%	$—	0%
Total:	$—	0%	$—	0%

Frontier Long/Short Commodity Series:

MARKET SECTOR	March 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$405,585	0.5%	$322,364	0.4%
Currencies	$756,263	0.9%	$242,199	0.3%
Stock Indices	$684,927	0.8%	$411,536	0.5%
Metals	$392,693	0.5%	$329,861	0.4%
Agriculturals/Softs	$1,190,201	1.4%	$3,206,941	4.2%
Energy	$398,298	0.5%	$4,762,766	6.2%
Total:	$3,827,967	4.6%	$9,275,667	12.0%

Frontier Masters Series: (3)

MARKET SECTOR	March 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,807,724	6.2%	$835,668	1.3%
Currencies	$2,066,373	7.0%	$424,749	0.6%
Stock Indices	$1,540,928	5.3%	$756,786	1.1%
Metals	$1,708,482	5.8%	$277,901	0.4%
Agriculturals/Softs	$514,656	1.8%	$251,661	0.4%
Energy	$468,353	1.6%	$203,123	0.3%
Total:	$8,106,516	27.7%	$2,749,888	4.1%

Balanced Series: (4), (5)

MARKET SECTOR	March 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$8,248,099	2.2%	$8,353,253	2.2%
Currencies	$8,232,784	2.2%	$6,381,910	1.7%
Stock Indices	$16,402,298	4.3%	$18,517,071	4.9%
Metals	$6,742,734	1.8%	$3,908,168	1.0%
Agriculturals/Softs	$4,090,784	1.1%	$15,220,938	4.0%
Energy	$2,684,292	0.7%	$22,499,117	6.0%
Total:	$46,400,991	12.3%	$74,880,457	19.8%

Berkeley/Graham/Tiverton Series:

MARKET SECTOR	March 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,358,768	2.0%	$718,098	1.0%
Currencies	$2,542,882	3.8%	$1,434,603	2.0%
Stock Indices	$542,067	0.8%	$1,023,873	1.5%
Metals	$988,410	1.5%	$206,109	0.3%
Agriculturals/Softs	$267,919	0.4%	$327,581	0.5%
Energy	$100,429	0.1%	$233,916	0.3%
Total:	$5,800,475	8.6%	$3,944,180	5.6%

Currency Series: (6)

MARKET SECTOR	March 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0%	$—	0%
Currencies	$732,829	3.9%	$381,279	1.9%
Stock Indices	$—	0%	$—	0%
Metals	$—	0%	$—	0%
Agriculturals/Softs	$—	0%	$—	0%
Energy	$—	0%	$—	0%
Total:	$732,829	3.9%	$381,279	1.9%

Long Only Commodity Series:

MARKET SECTOR	March 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0.0%	$—	0.0%
Currencies	$—	0.0%	$—	0.0%
Stock Indices	$—	0.0%	$—	0.0%
Metals	$98,880	2.3%	$97,920	2.3%
Agriculturals/Softs	$140,080	3.3%	$138,720	3.3%
Energy	$173,040	4.0%	$171,360	4.1%
Total:	$412,000	9.6%	$408,000	9.7%

Managed Futures Index Series:

MARKET SECTOR	March 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$123,450	2.7%	$144,635	2.8%
Currencies	$272,465	6.0%	$338,036	6.6%
Stock Indices	$80,702	1.8%	$105,228	2.0%
Metals	$43,493	1.0%	$37,502	0.7%
Agriculturals/Softs	$84,086	1.9%	$94,797	1.8%
Energy	$46,972	1.0%	$44,273	0.9%
Total:	$651,168	14.4%	$764,471	14.8%

Winton Series:

MARKET SECTOR	March 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$730,751	1.2%	$732,649	1.2%
Currencies	$1,488,471	2.5%	$1,247,838	2.1%
Stock Indices	$639,719	1.1%	$950,979	1.6%
Metals	$238,641	0.4%	$274,568	0.5%
Agriculturals/Softs	$388,970	0.6%	$675,764	1.1%
Energy	$205,251	0.3%	$259,374	0.4%
Total:	$3,691,803	6.1%	$4,141,172	6.9%

Winton/Graham Series:

MARKET SECTOR	March 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$2,214,875	4.0%	$1,277,380	2.2%
Currencies	$4,045,690	7.3%	$2,303,772	4.0%
Stock Indices	$1,043,781	1.9%	$1,627,973	2.8%
Metals	$251,001	0.5%	$322,999	0.6%
Agriculturals/Softs	$521,704	0.9%	$721,077	1.3%
Energy	$281,609	0.5%	$418,361	0.7%
Total:	$8,358,660	15.1%	$6,671,562	11.6%

(1)	As of March 31, 2011and December 31, 2010, a portion of the assets of the Frontier Diversified Series was invested in an Option basket of futures contracts with a notional value of $7,945,464 and $15,569,595, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(2)	As of March 31, 2011and December 31, 2010, a portion of the assets of the Frontier Dynamic Series was invested in an Option basket of futures contracts with a notional value of $25,947,437 and $27,048,602, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(3)	As of December 31, 2010, a portion of the assets of the Frontier Masters Series was invested in an Option basket of futures contracts with a notional value of $26,242,246. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(4)	As of March 31, 2011and December 31, 2010, a portion of the assets of the Balanced Series was invested in the Currency Series and Frontier Dynamic Series. The Balanced Series effective ownership in these Series as of March 31, 2011 was 65.3% and 94.6%, respectively. As of December 31, 2010 the Balanced Series effective ownership was 64.2% and 94.5%, respectively. Including its investment in this Series, total value at risk for the Balanced Series would be $46,879,214, or 12.4% of capitalization as of March 31, 2011 and $78,125,333, or 20.7% of capitalization as of December 31, 2010.
(5)	As of March 31, 2011and December 31, 2010, a portion of the assets of the Balanced Series was invested in an Option basket of futures contracts with a notional value of $16,782,654 and $68,460,196, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(6)	As of March 31, 2011and December 31, 2010, a portion of the assets of the Currency Series was invested in an Option basket of futures contracts with a notional value of $10,865,309 and $11,567,063, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of March 31, 2011, by market sector.

Interest rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the U.S.and the other G-7 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of each Trading Company and accordingly of each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Berkeley/Graham/Tiverton Series, Currency Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters, Series, Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized interest income that is allocated to each of such Series and 0.75%. Interest income above what is paid to the Managing Owner is retained by the Series.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the Trust and each Series as of March 31, 2011 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the year ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

The following table provides information regarding the sale of unregistered Units by the Registrant for the three months ended March 31, 2011. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Registrant claims an exemption from registration of each of the transactions listed below under Section 4(2) of the Securities Act, as a sale by an issuer not involving a public offering.

SERIES	DATE	UNITS	CONSIDERATION
Frontier Diversified Series - 2	March 31, 2011	1,818.1942	$200,000
Frontier Long/Short Commodity Series - 2	March 31, 2011	1,473.9209	$200,000

One hundred percent of the offering proceeds from the sale of Units are initially available for the Series’ trading activities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the prospectus as Exhibit A) ****

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 1 3a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

31.2	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 1 3a-14(a) and 1 5(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.10	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.11	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.12	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

****	Previously filed and incorporated by reference from exhibit 4.1 from Post-Effective Amendment One to the Registration Statement on Form S-1 filed March 22, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Frontier Fund (Registrant)

Date: May 12, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Balanced Series, a Series of The Frontier Fund (Registrant)

Date: May 12, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton/Graham Series, a Series of The Frontier Fund (Registrant)

Date: May 12, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton Series, a Series of The Frontier Fund (Registrant)

Date: May 12, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berkeley/Graham/Tiverton Series, a Series of The Frontier Fund (Registrant)

Date: May 12, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Currency Series, a Series of The Frontier Fund (Registrant)

Date: May 12, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long Only Commodity Series, a Series of The Frontier Fund (Registrant)

Date: May 12, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Series, a Series of The Frontier Fund (Registrant)

Date: May 12, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Index Series, a Series of The Frontier Fund (Registrant)

Date: May 12, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Series, a Series of The Frontier Fund (Registrant)

Date: May 12, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Dynamic Series, a Series of The Frontier Fund (Registrant)

Date: May 12, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Series, a Series of The Frontier Fund (Registrant)

Date: May 12, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund