Form 10-Q
period 2011-06-30
FRONTIER FUND; BALANCED SERIES, a series of The Frontier Fund; WINTON/GRAHAM SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; BERKELEY/GRAHAM/TIVERTON SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; LONG ONLY COMMODITY SERIES, a series of The Frontier Fund; FRONTIER LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; MANAGED FUTURES INDEX SERIES, a series of The Frontier Fund; FRONTIER DIVERSIFIED SERIES, a series of The Frontier Fund
filed 2011-08-12
CIK 1261379, 1389122, 1389123, 1389124, 1389125, 1389126, 1389127, 1389128, 1389129, 1450720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF JUNE 30, 2011, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Frontier Fund

Statements of Financial Condition

June 30, 2011 and December 31, 2010

	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series
	6/30/2011 (Unaudited)	12/31/2010	6/30/2011 (Unaudited)	12/31/2010	6/30/2011 (Unaudited)	12/31/2010
ASSETS

Cash and cash equivalents	$3,652,477	$4,647,422	$394,341	$498,048	$1,739,922	$1,114,912
U.S. Treasury securities, at fair value	14,587,982	13,620,730	2,847,902	2,796,510	9,075,211	6,801,035
Custom time deposits	79,428,321	77,115,708	15,506,194	15,832,842	49,412,505	38,505,033
Swap contracts, at fair value	8,893,127	11,407,905	10,836,782	10,956,772	38,861	—
Investments in unconsolidated trading companies, at fair value	32,825,901	54,940,095	—	—	10,114,563	32,964,448
Prepaid service fees - Class 1	329,015	407,844	2,346	6,542	139,729	47,889
Interest receivable	198,509	185,893	38,753	38,166	123,493	92,819
Receivable from related parties	—	90,000	—	—	15,000	—
Other assets	—	60	7	12	—	212

Total Assets	$139,915,332	$162,415,657	$29,626,325	$30,128,892	$70,659,284	$79,526,348

LIABILITIES & CAPITAL

LIABILITIES
Inter-series payables, at fair value	$—	$—	$28,040,798	$28,320,283	$—	$—
Pending owner additions	644,343	622,918	—	70,000	174,400	125,967
Owner redemptions payable	307,428	219,042	—	28,323	149,003	161,182
Incentive fees payable to Managing Owner	1,294,936	1,453,102	—	—	697,704	1,600,703
Management fees payable to Managing Owner	156,227	139,758	—	—	17,021	300,038
Interest payable to Managing Owner	48,296	52,961	9,693	10,064	11,797	21,144
Trading fees payable to Managing Owner	264,287	310,302	55,391	59,936	8,791	44,699
Trailing service fees payable to Managing Owner	66,578	48,903	1,322	726	36,542	69,686
Payables to related parties	16,088	57,770	—	6,585	1,751	8,528
Other liabilities	74,067	14,929	6,444	53	1,101	10,961

Total Liabilities	2,872,250	2,919,685	28,113,648	28,495,970	1,098,110	2,342,908

CAPITAL
Managing Owner Units - Class 1	27,948	28,484	24,817	25,282	—	—
Managing Owner Units - Class 1a	—	—	—	—	14,629	32,439
Managing Owner Units - Class 2	1,506,844	1,627,227	25,704	25,960	507,718	1,309,512
Managing Owner Units - Class 2a	—	—	—	—	226,107	33,324
Limited Owner Units - Class 1	75,585,228	89,993,647	1,164,822	1,193,940	13,522,393	31,185,756
Limited Owner Units - Class 1a	—	—	—	—	13,853,523	5,619,870
Limited Owner Units - Class 2	59,923,062	67,846,614	297,334	387,740	10,553,339	14,275,466
Limited Owner Units - Class 2a	—	—		—	7,447,795	3,728,502
Limited Owner Units - Class 3	—	—		—	23,435,670	20,998,571

Total Owners’ Capital	137,043,082	159,495,972	1,512,677	1,632,922	69,561,174	77,183,440

Non-Controlling Interests	—	—	—	—	—	—

Total Capital	137,043,082	159,495,972	1,512,677	1,632,922	69,561,174	77,183,440

Total Liabilities and Capital	$139,915,332	$162,415,657	$29,626,325	$30,128,892	$70,659,284	$79,526,348

Units Outstanding
Class 1	744,015	869,125	13,183	13,262	96,233	234,956
Class 1a	N/A	N/A	N/A	N/A	111,155	47,917
Class 2	583,010	652,590	3,456	4,382	67,163	101,687
Class 2a	N/A	N/A	N/A	N/A	59,357	31,044
Class 3	N/A	N/A	N/A	N/A	142,310	137,017

Net Asset Value per Unit
Class 1	$101.63	$103.58	$90.24	$91.94	$140.52	$132.73
Class 1a	N/A	N/A	N/A	N/A	$124.76	$117.96
Class 2	$105.37	$106.46	$93.47	$94.40	$164.69	$153.26
Class 2a	N/A	N/A	N/A	N/A	$129.28	$121.18
Class 3	N/A	N/A	N/A	N/A	$164.68	$153.26

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Financial Condition

June 30, 2011 and December 31, 2010

	Frontier Masters Series		Balanced Series		Berkeley/Graham/Tiverton Series (1)
	6/30/2011 (Unaudited)	12/31/2010	6/30/2011 (Unaudited)	12/31/2010	6/30/2011 (Unaudited)	12/31/2010
ASSETS

Cash and cash equivalents	$1,123,512	$1,207,290	$3,405,154	$5,375,950	$1,128,425	$1,341,151
U.S. Treasury securities, at fair value	7,046,041	3,543,554	26,120,481	27,253,497	5,539,497	7,024,829
Custom time deposits	38,364,127	20,062,341	142,220,211	154,299,574	30,161,331	39,772,074
Receivable from futures commission merchants	2,419,045	—	81,562,405	85,398,794	—	—
Open trade equity, at fair value	—	—	—	26,090,210	—	—
Swap contracts, at fair value	30,172	26,242,246	27,901,937	49,811,462	23,721	—
Investments in unconsolidated trading companies, at fair value	5,680,680	15,921,658	11,822,760	42,072,378	4,589,612	12,665,871
Investment in Berkeley Quantitative Colorado Fund, LLC, at fair value	—	—	—	—	6,843,648	10,157,099
Inter-series receivables, at fair value	—	—	40,334,333	41,137,058	—	—
Prepaid service fees - Class 1	123,735	204,960	—	3	—	16
Interest receivable	95,880	48,362	355,440	371,950	75,380	95,873
Other assets	—	15	18,335	18,859	—	136

Total Assets	$54,883,192	$67,230,426	$333,741,056	$431,829,735	$48,361,614	$71,057,049

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$172,909	$—	$899,181	$—	$—	$—
Pending owner additions	28,500	146,000	—	—	—	—
Owner redemptions payable	84,574	183,222	834,655	112,581	190,598	96,181
Incentive fees payable to Managing Owner	—	229,686	3,844,890	2,688,776	—	270,557
Management fees payable to Managing Owner	116,179	108,531	44,890	114,145	93,631	152,455
Interest payable to Managing Owner	23,488	13,334	97,013	149,043	82,124	119,500
Trading fees payable to Managing Owner	106,369	131,841	23,158	71,087	19,679	29,714
Trailing service fees payable to Managing Owner	29,760	21,894	132,461	196,325	104,427	148,307
Payables to related parties	1,059	113,911	920,272	67,515	602	10,054
Other liabilities	23,619	6,277	4,845	3,129	6,290	953

Total Liabilities	586,457	954,696	6,801,365	3,402,601	497,351	827,721

CAPITAL
Managing Owner Units - Class 1	27,227	28,315	—	—	—	—
Managing Owner Units - Class 2	577,501	696,838	2,167,563	2,679,852	8,596	136,528
Managing Owner Units - Class 2a	—	—	165,004	165,380	—	—
Limited Owner Units - Class 1	34,689,080	41,185,360	212,676,740	287,807,510	42,650,208	61,842,996
Limited Owner Units - Class 1a	—	—	3,608,725	5,120,558	—	—
Limited Owner Units - Class 2	18,980,317	24,365,217	65,403,703	74,035,876	5,205,459	8,249,804
Limited Owner Units - Class 2a	—	—	3,104,784	3,396,994	—	—
Limited Owner Units - Class 3a	—	—	3,272,386	3,691,280	—	—

Total Owners’ Capital	54,274,125	66,275,730	290,398,905	376,897,450	47,864,263	70,229,328

Non-Controlling Interests	22,610	—	36,540,786	51,529,684	—	—

Total Capital	54,296,735	66,275,730	326,939,691	428,427,134	47,864,263	70,229,328

Total Liabilities and Capital	$54,883,192	$67,230,426	$333,741,056	$431,829,735	$48,361,614	$71,057,049

Units Outstanding
Class 1	350,638	400,269	1,630,213	2,181,233	423,069	559,848
Class 1a	N/A	N/A	31,548	44,006	N/A	N/A
Class 2	190,563	236,869	422,274	481,110	42,730	63,664
Class 2a	N/A	N/A	24,520	26,653	N/A	N/A
Class 3a	N/A	N/A	24,538	27,616	N/A	N/A

Net Asset Value per Unit
Class 1	$99.01	$102.96	$130.46	$131.95	$100.81	$110.46
Class 1a	N/A	N/A	$114.39	$116.36	N/A	N/A
Class 2	$102.63	$105.81	$160.02	$159.46	$122.02	$131.73
Class 2a	N/A	N/A	$133.35	$133.66	N/A	N/A
Class 3a	N/A	N/A	$133.36	$133.66	N/A	N/A

(1)	Formerly the Campbell/Graham/Tiverton Series

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Financial Condition

June 30, 2011 and December 31, 2010

			Long Only		Managed Futures
	Currency Series		Commodity Series		Index Series
	6/30/2011 (Unaudited)	12/31/2010	6/30/2011 (Unaudited)	12/31/2010	6/30/2011 (Unaudited)	12/31/2010
ASSETS

Cash and cash equivalents	$242,489	$275,485	$92,077	$175,096	$230,042	$196,091
U.S. Treasury securities, at fair value	1,675,323	2,009,673	387,330	485,541	447,280	597,700
Custom time deposits	9,121,763	11,378,050	2,108,928	2,748,960	2,435,340	3,383,966
Receivable from futures commission merchants	1,228,750	678,208	—	—	—	—
Open trade equity, at fair value	2,759	27,098	—	—	—	—
Swap Contracts, at fair value	5,175,354	5,668,768	193,337	790,796	1,915	—
Investments in unconsolidated trading companies, at fair value	—	—	—	—	471,550	992,837
Interest receivable	22,797	27,428	5,271	6,627	6,086	8,157
Receivable from related parties	—	—	3	—	2	1,440
Other assets	195	28	—	61	3	3

Total Assets	$17,469,430	$20,064,738	$2,786,946	$4,207,081	$3,592,218	$5,180,194

LIABILITIES & CAPITAL

LIABILITIES
Inter-series payables, at fair value	$12,293,535	$12,816,775	$—	$—	$—	$—
Pending owner additions	—	—	—	—	—	1,440
Owner redemptions payable	11,976	45,220	—	—	47,346	794
Management fees payable to Managing Owner	12,553	13,860	3,283	4,634	7,755	10,789
Interest payable to Managing Owner	20,077	24,379	1,326	1,760	1,583	2,212
Trading fees payable to Managing Owner	6,852	8,409	1,163	1,750	1,522	2,154
Trailing service fees payable to Managing Owner	7,593	11,273	3,303	5,599	848	2,338
Payables to related parties	55	5,298	—	90	—	—
Other liabilities	5,086	124	105	17	18	4

Total Liabilities	12,357,727	12,925,338	9,180	13,850	59,072	19,731

CAPITAL
Managing Owner Units - Class 2	2,677	2,791	41,524	51,212	1,928,131	2,375,149
Limited Owner Units - Class 1	4,989,176	6,381,882	1,904,026	3,348,953	375,589	1,388,452
Limited Owner Units - Class 2	119,850	754,727	250,486	793,066	892,645	1,396,862
Limited Owner Units - Class 3	—	—	581,730	—	336,781	—

Total Owners’ Capital	5,111,703	7,139,400	2,777,766	4,193,231	3,533,146	5,160,463

Non-Controlling Interests	—	—	—	—	—	—

Total Capital	5,111,703	7,139,400	2,777,766	4,193,231	3,533,146	5,160,463

Total Liabilities and Capital	$17,469,430	$20,064,738	$2,786,946	$4,207,081	$3,592,218	$5,180,194

Units Outstanding
Class 1	66,749	80,694	20,282	35,587	3,613	11,770
Class 2	1,339	7,938	2,795	8,141	24,438	29,084
Class 3 (1)	N/A	N/A	5,568	N/A	2,918	N/A

Net Asset Value per Unit
Class 1	$74.74	$79.09	$93.88	$94.11	$103.95	$117.96
Class 2	$91.54	$95.43	$104.48	$103.71	$115.43	$129.69
Class 3 (1)	N/A	N/A	$104.48	N/A	$115.42	N/A

(1)	Both the Long Only Commodity Series, Class 3 Units and the Managed Futures Index Series, Class 3 Units began trading operations on January 14, 2011

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Financial Condition

June 30, 2011 and December 31, 2010

	Winton Series		Winton/Graham Series
	6/30/2011 (Unaudited)	12/31/2010	6/30/2011 (Unaudited)	12/31/2010
ASSETS

Cash and cash equivalents	$848,539	$1,808,624	$1,043,270	$1,352,481
U.S. Treasury securities, at fair value	6,700,071	8,020,509	4,566,351	7,045,351
Custom time deposits	36,480,397	45,409,259	24,862,769	39,888,265
Receivable from futures commission merchants	—	—	—	11,090,076
Open trade equity, at fair value	—	—	—	1,427,138
Swap Contracts, at fair value	28,690	—	19,554	—
Investments in unconsolidated trading companies, at fair value	5,136,237	6,222,907	6,335,910	3,383,251
Interest receivable	91,173	109,462	62,138	96,154
Other assets	115	117	—	111

Total Assets	$49,285,222	$61,570,878	$36,889,992	$64,282,827

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$46,548	$8,782	$10,831	$61,838
Incentive fees payable to Managing Owner	—	467,341	—	623,629
Management fees payable to Managing Owner	62,011	122,675	101,430	168,136
Interest payable to Managing Owner	82,772	102,270	62,895	97,293
Trading fees payable to Managing Owner	19,770	25,245	15,121	24,127
Trailing service fees payable	77,506	99,085	68,702	103,698
Payables to related parties	755	25,385	251	12,309
Other liabilities	19,974	658	9,100	1,001

Total Liabilities	309,336	851,441	268,330	1,092,031

CAPITAL
Managing Owner Units - Class 2	31,611	230,781	59,489	61,691
Limited Owner Units - Class 1	38,120,707	49,350,981	29,686,664	45,898,246
Limited Owner Units - Class 2	10,823,568	11,137,675	6,875,509	11,550,501

Total Owners’ Capital	48,975,886	60,719,437	36,621,662	57,510,438

Non-Controlling Interests	—	—		5,680,358

Total Capital	48,975,886	60,719,437	36,621,662	63,190,796

Total Liabilities and Capital	$49,285,222	$61,570,878	$36,889,992	$64,282,827

Units Outstanding
Class 1	288,503	365,451	260,756	383,032
Class 2	70,984	73,827	49,930	80,620

Net Asset Value per Unit
Class 1	$132.13	$135.04	$113.85	$119.83
Class 2	$152.92	$153.99	$138.90	$144.04

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedules of Investments

June 30, 2011

(Unaudited)

		Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series		Frontier Masters Series
			% of Total Capital		% of Total Capital		% of Total Capital		% of Total Capital
	Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)

LONG FUTURES CONTRACTS *

	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$(15,632)	-0.03%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(180,447)	-0.33%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	27,926	0.05%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	991	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	(8,656)	-0.02%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	(62,245)	-0.11%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	2,968	0.01%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(23,178)	-0.04%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	1,695	0.00%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	(16,960)	-0.03%
	Various precious metals futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	(1,044)	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	4,050	0.01%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	12,372	0.02%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	5,261	0.01%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	1,134	0.00%

	Total Long Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$(251,765)	-0.46%

LONG OPTIONS *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *

	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$(48,249)	-0.09%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	70,890	0.13%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	3,373	0.01%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	11,538	0.02%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	9,174	0.02%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	(50,470)	-0.09%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(5,100)	-0.01%
	Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	(491)	0.00%
	Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	8,449	0.02%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	18,662	0.03%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	(918)	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	95,915	0.18%
	Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	196	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	6,740	0.01%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	(10,213)	-0.02%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(16,321)	-0.03%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	(14,319)	-0.03%

	Total Short Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$78,856	0.15%

SHORT OPTIONS *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

	Total Open Trade Equity (Deficit)	$—	0.00%	$—	0.00%	$—	0.00%	$(172,909)	-0.31%

SWAPS (1)		$8,893,127	6.49%	$10,836,782	716.40%	$38,861	0.06%	$30,172	0.06%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value

$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$7,119,694	5.20%	$1,389,924	91.89%	$4,429,175	6.37%	$3,438,834	6.33%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	7,468,288	5.45%	1,457,978	96.38%	4,646,036	6.68%	3,607,207	6.64%

		$14,587,982	10.65%	$2,847,902	188.27%	$9,075,211	13.05%	$7,046,041	12.97%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	$6,740,574		$1,315,912		$4,193,324		$3,255,718
	US Treasury Note 4.000% due 02/15/2015	6,777,509		1,323,122		4,216,301		3,273,558

		$13,518,083		$2,639,034		$8,409,625		$6,529,276

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	$7,040,741		$1,374,511		$4,380,058		$3,400,700
	US Treasury Note 4.000% due 02/15/2015	7,020,546		1,370,568		4,367,495		3,390,946

		$14,061,287		$2,745,079		$8,747,553		$6,791,646

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedules of Investments

June 30, 2011

(Unaudited)

		Balanced Series		Berkeley/Graham/ Tiverton Series (3)		Currency Series		Long Only Commodity Series
	Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)

LONG FUTURES CONTRACTS *

	Various base metals futures contracts (U.S.)	$2,635,158	0.81%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	788,710	0.24%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	687,258	0.21%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	185,980	0.06%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	(9,263)	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	(2,036,859)	-0.62%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	(1,301,800)	-0.40%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	(490,268)	-0.15%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	(2,395)	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	320,593	0.10%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	105,804	0.03%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	(157,520)	-0.05%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	(28,848)	-0.01%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	(27,606)	-0.01%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	843,768	0.26%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	58,038	0.02%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	655,339	0.20%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	94,586	0.03%	—	0.00%	—	0.00%	—	0.00%

	Total Long Futures Contracts	$2,320,675	0.72%	$—	0.00%	$—	0.00%	$—	0.00%

LONG OPTIONS *		$8,429,583	2.58%	$—	0.00%	$10,587	0.21%	$—	0.00%

SHORT FUTURES CONTRACTS *

	Various base metals futures contracts (U.S.)	$(3,594,040)	-1.10%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	(4,346,016)	-1.33%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (US)	727,859	0.22%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	40,108	0.01%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	2,220,767	0.68%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	930,795	0.28%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	391,654	0.12%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	5,448	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	94,835	0.03%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	1,115	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	105,453	0.03%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	229,488	0.07%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	(126,664)	-0.04%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	(897,897)	-0.27%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	(5,023)	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	(26,873)	-0.01%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	(301,867)	-0.09%	—	0.00%	—	0.00%	—	0.00%

	Total Short Futures Contracts	$(4,550,858)	-1.40%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT OPTIONS *		$(6,441,793)	-1.97%	$—	0.00%	$10,587	0.21%	$—	0.00%

CURRENCY FORWARDS *		$(656,788)	-0.20%	$—	0.00%	$(18,415)	-0.36%	$—	0.00%

	Total Open Trade Equity (Deficit)	$(899,181)	-0.27%	$—	0.00%	$2,759	0.06%	$—	0.00%

SWAPS (1)		$27,901,937	8.53%	$23,721	0.05%	$5,175,354	101.25%	$193,337	6.96%

Investment in Berkeley Quantitative Colorado Fund, LLC (Cost of $10,000,000)		$—	0.00%	$6,843,648	14.30%	$—	0.00%	$—	0.00%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value

$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$12,748,152	3.90%	$2,703,562	5.65%	$817,645	16.00%	$189,037	6.81%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	13,372,329	4.09%	2,835,935	5.92%	857,678	16.78%	198,293	7.14%

		$26,120,481	7.99%	$5,539,497	11.57%	$1,675,323	32.78%	$387,330	13.95%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	$12,069,321		$2,559,599		$774,106		$178,971
	US Treasury Note 4.000% due 02/15/2015	12,135,455		2,573,625		778,347		179,952

		$24,204,776		$5,133,224		$1,552,453		$358,923

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	$12,606,783		$2,673,582		$808,578		$186,941
	US Treasury Note 4.000% due 02/15/2015	12,570,624		2,665,913		806,258		186,405

		$25,177,407		$5,339,495		$1,614,836		$373,346

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.
(3)	Formerly the Cambell/Graham/Tiverton Series

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedules of Investments

June 30, 2011

(Unaudited)

		Managed Futures Index Series		Winton Series		Winton/Graham Series
	Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)

LONG FUTURES CONTRACTS *

	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%

	Total Long Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%

LONG OPTIONS *		$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *

	Various base metals futures contracts (US)	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%

	Total Short Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *		$—	0.00%	$—	0.00%	$—	0.00%

	Total Open Trade Equity	$—	0.00%	$—	0.00%	$—	0.00%

SWAPS (1)		$1,915	0.05%	$28,690	0.06%	$19,554	0.05%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value

$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$218,296	6.18%	$3,269,983	6.68%	$2,228,617	6.09%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	228,984	6.48%	3,430,088	7.00%	2,337,734	6.38%

		$447,280	12.66%	$6,700,071	13.68%	$4,566,351	12.47%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	$206,672		$3,095,858		$2,109,944
	US Treasury Note 4.000% due 02/15/2015	207,804		3,112,822		2,121,506

		$414,476		$6,208,680		$4,231,450

		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	$215,875		$3,233,721		$2,203,903
	US Treasury Note 4.000% due 02/15/2015	215,256		3,224,446		2,197,582

		$431,131		$6,458,167		$4,401,485

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedules of Investments

December 31, 2010

		Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series		Frontier Masters Series
			% of Owners’ Capital		% of Owners’ Capital		% of Owners’ Capital		% of Owners’ Capital
	Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)

LONG FUTURES CONTRACTS *

	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

	Total Long Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

LONG OPTIONS *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *

	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

	Total Short Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT OPTIONS *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

	Total Open Trade Equity	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SWAPS (1)		$11,407,905	7.15%	$10,956,772	670.99%	$—	0.00%	$26,242,246	39.60%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value

$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$6,706,231	4.20%	$1,376,875	84.32%	$3,348,522	4.34%	$1,744,686	2.63%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	6,914,499	4.34%	1,419,635	86.94%	3,452,513	4.47%	1,798,868	2.71%

		$13,620,730	8.54%	$2,796,510	171.26%	$6,801,035	8.81%	$3,543,554	5.34%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	$6,277,315		$1,288,813		$3,134,358		$1,633,099
	US Treasury Note 4.000% due 02/15/2015	6,311,712		1,295,875		3,151,532		1,642,048

		$12,589,027		$2,584,688		$6,285,890		$3,275,147

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	$6,556,852		$1,346,206		$3,273,935		$1,705,823
	US Treasury Note 4.000% due 02/15/2015	6,538,046		1,342,344		3,264,544		1,700,931

		$13,094,898		$2,688,550		$6,538,479		$3,406,754

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedules of Investments

December 31, 2010

		Balanced Series		Berkeley/Graham/ Tiverton Series (3)		Currency Series		Long Only Commodity Series
			% of Owners’ Capital		% of Owners’ Capital		% of Owners’ Capital		% of Owners’ Capital
	Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)

LONG FUTURES CONTRACTS *

	Various base metals futures contracts (U.S.)	$1,088,633	0.25%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	8,015,226	1.87%	—	0.00%	—	0.00%	—	0.00%
	Copper @ LME Settling 3/16/2011 (Number of Contracts: 215)	6,234,313	1.46%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	1,192,754	0.28%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	54,979	0.01%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	1,008,666	0.24%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	119,345	0.03%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	394,589	0.09%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	19,156	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	397,103	0.09%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	171,547	0.04%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	1,284,530	0.30%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	4,124,449	0.96%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	178,197	0.04%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Far East)	12,801	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	185,280	0.04%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	20,301	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	(347,494)	-0.08%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	93,974	0.02%	—	0.00%	—	0.00%	—	0.00%

	Total Long Futures Contracts	$24,248,349	5.66%	$—	0.00%	$—	0.00%	$—	0.00%

LONG OPTIONS *		$24,855,339	5.80%	$—	0.00%	$—	0.00%	$—	0.00%
Copper @ LME Settling 3/1/2011, Call @ 8,400 (Number of Contracts: 131)		4,299,158	1.00%	—	0.00%	—	0.00%	—	0.00%

	Total Long Options	$29,154,497	6.80%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *

	Various base metals futures contracts (U.S.)	$(2,251,017)	-0.53%	$—	0.00%	$—	0.00%	$—	0.00%
	Copper @ Comex Settling 3/1/2011 (Number of Contracts: 265)	(4,448,411)	-1.04%	—	0.00%	—	0.00%	—	0.00%
	Various base metals futures contracts (Europe)	(7,195,082)	-1.68%	—	0.00%	—	0.00%	—	0.00%
	Copper @ LME Settling 3/16/2011 (Number of Contracts: 204)	(5,109,138)	-1.19%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (US)	(152,716)	-0.04%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	165,269	0.04%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	(351,689)	-0.08%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	67,860	0.02%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	(44,519)	-0.01%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	(424,601)	-0.10%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	(149,997)	-0.04%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	(3,226,990)	-0.75%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	(807,600)	-0.19%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	(54,735)	-0.01%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	93,081	0.02%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	76,258	0.02%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	2,893	0.00%	—	0.00%	—	0.00%	—	0.00%

	Total Short Futures Contracts	$(23,811,134)	-5.56%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT OPTIONS *		$(4,788,295)	-1.12%	$—	0.00%	$(1,292)	-0.02%	$—	0.00%

CURRENCY FORWARDS *		$1,286,793	0.30%	$—	0.00%	$28,390	0.40%	$—	0.00%

	Total Open Trade Equity	$26,090,210	6.08%	$—	0.00%	$27,098	0.38%	$—	0.00%

SWAPS (1)		$49,811,462	11.63%	$—	0.00%	$5,668,768	79.40%	$790,796	18.86%

Investment in Berkeley Quantitative Colorado Fund, LLC (Cost of $10,000,000)		$—	0.00%	$10,157,099	14.46%	$—	0.00%	$—	0.00%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value

$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$13,418,389	3.13%	$3,458,708	4.92%	$989,472	13.86%	$239,058	5.70%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	13,835,108	3.23%	3,566,121	5.08%	1,020,201	14.29%	246,483	5.88%

		$27,253,497	6.36%	$7,024,829	10.00%	$2,009,673	28.15%	$485,541	11.58%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	$12,560,178		$3,237,497		$926,188		$223,769
	US Treasury Note 4.000% due 02/15/2015	12,629,001		3,255,236		931,263		224,995

		$25,189,179		$6,492,733		$1,857,450		$448,764

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	$13,119,498		$3,381,666		$967,432		$233,733
	US Treasury Note 4.000% due 02/15/2015	13,081,869		3,371,967		964,657		233,063

		$26,201,367		$6,753,633		$1,932,089		$466,796

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.
(3)	Formerly the Cambell/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedules of Investments

December 31, 2010

		Managed Futures Index Series		Winton Series		Winton/Graham Series
			% of Owners’ Capital		% of Owners’ Capital		% of Owners’ Capital
	Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)

LONG FUTURES CONTRACTS *

	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$172,560	0.28%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	181,596	0.29%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	98,545	0.16%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	23,874	0.04%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	89,785	0.14%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	14,200	0.02%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	22,017	0.04%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	10,474	0.02%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	17,866	0.03%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	200,060	0.32%
	Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Far East)	—	0.00%	—	0.00%	349,196	0.56%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	4,650	0.01%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(29,609)	-0.05%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	11,090	0.02%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	(173,696)	-0.28%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	(24,225)	-0.04%

	Total Long Futures Contracts	$—	0.00%	$—	0.00%	$968,383	1.56%

LONG OPTIONS *		$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *

	Various base metals futures contracts (US)	$—	0.00%	$—	0.00%	$(18,909)	-0.03%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(34,144)	-0.05%
	Various currency futures contracts (US)	—	0.00%	—	0.00%	(2,458)	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	(33,762)	-0.05%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (US)	—	0.00%	—	0.00%	2,730	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (US)	—	0.00%	—	0.00%	(11,891)	-0.02%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	(4,408)	-0.01%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	(114,032)	-0.18%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	(28,536)	-0.05%
	Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (US)	—	0.00%	—	0.00%	(21,733)	-0.03%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (US)	—	0.00%	—	0.00%	9,471	0.02%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	3,649	0.01%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	3,237	0.01%

	Total Short Futures Contracts	$—	0.00%	$—	0.00%	$(250,786)	-0.38%

CURRENCY FORWARDS *		$—	0.00%	$—	0.00%	$709,541	1.13%

	Total Open Trade Equity	$—	0.00%	$—	0.00%	$1,427,138	2.31%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value

$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$294,280	5.70%	$3,948,936	6.50%	$3,468,812	5.53%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	303,420	5.88%	4,071,573	6.14%	3,576,539	5.70%

		$597,700	11.58%	$8,020,509	12.64%	$7,045,351	11.23%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013	$275,459		$3,696,370		$3,246,954
	US Treasury Note 4.000% due 02/15/2015	276,968		3,716,625		3,264,746

		$552,427		$7,412,995		$6,511,700

		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013	$287,725		$3,860,974		$3,391,545
	US Treasury Note 4.000% due 02/15/2015	286,900		3,849,900		3,381,818

		$574,625		$7,710,874		$6,773,363

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Six Months Ended June 30, 2011 and 2010

	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series
	(Unaudited)		(Unaudited)		(Unaudited)
	6/30/2011	6/30/2010	6/30/2011	6/30/2010	6/30/2011	6/30/2010

Investment Income:
Interest - net	$1,192,025	$927,541	$230,851	$223,162	$691,895	$501,908

Total Income	1,192,025	927,541	230,851	223,162	691,895	501,908

Expenses:
Incentive Fees	2,919,713	1,040,130	—	—	2,304,168	666,437
Management Fees	949,997	404,570	—	—	1,870,475	1,612,557
Service Fees - Class 1	976,227	568,306	47,917	42,558	496,020	621,685
Trading Fees	1,867,170	1,041,644	348,206	336,622	329,173	192,927

Total Expenses	6,713,107	3,054,650	396,123	379,180	4,999,836	3,093,606

Investment income/(loss) - net	(5,521,082)	(2,127,109)	(165,272)	(156,018)	(4,307,941)	(2,591,698)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	—	59,525	—	—	—	(24,029,653)
Net change in open trade equity	—	(705,094)	—	—	—	18,487,270
Net realized gain/(loss) on swap contracts	(308,941)	—	—	—	—	—
Net unrealized gain/(loss) on swap contracts	(388,618)	(397,909)	(141,844)	(203,012)	(31,394)	—
Net unrealized gain/(loss) on U.S. Treasury securities	19,090	337,411	1,526	80,601	5,776	230,462
Trading commissions	—	(13,917)	—	—	—	(444,193)
Net change in inter-series payables	—	(177,180)	279,485	259,656	—	—
Change in fair value of investments in unconsolidated trading companies	4,362,634	4,624,049	—	—	10,288,431	1,919,077

Net gain/(loss) on investments	3,684,165	3,726,885	139,167	137,245	10,262,813	(3,837,037)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(1,836,917)	$1,599,776	$(26,105)	$(18,773)	$5,954,872	$(6,428,735)

Less: Operations attributable to non-controlling interests	—	(157,005)	—	—	—	(2,913,121)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,836,917)	$1,756,781	$(26,105)	$(18,773)	$5,954,872	$(3,515,614)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(1.95)	$0.71	$(1.70)	$(1.64)	$7.79	$(6.52)
Class 1a	N/A	N/A	N/A	N/A	$6.80	$(5.41)
Class 2	$(1.09)	$1.57	$(0.93)	$(0.86)	$11.43	$(5.51)
Class 2a	N/A	N/A	N/A	N/A	$8.10	$(4.64)
Class 3	N/A	N/A	N/A	N/A	$11.42	$(5.52)

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Six Months Ended June 30, 2011 and 2010

	Frontier Masters Series		Balanced Series		Berkeley/Graham/ Tiverton Series (1)
	(Unaudited)		(Unaudited)		(Unaudited)
	6/30/2011	6/30/2010	6/30/2011	6/30/2010	6/30/2011	6/30/2010

Investment Income:
Interest - net	$465,136	$478,578	$201,656	$287,119	$17,176	$594

Total Income/(loss)	465,136	478,578	201,656	287,119	17,176	594

Expenses:
Incentive Fees	270,812	22,281	8,671,760	5,932,686	—	—
Management Fees	739,179	443,985	1,258,352	898,610	690,705	1,175,602
Service Fees - Class 1	431,508	261,372	4,113,084	4,272,276	831,210	975,667
Trading Fees	762,843	681,482	911,628	872,504	154,756	183,087

Total Expenses	2,204,342	1,409,120	14,954,824	11,976,076	1,676,671	2,334,356

Investment income/(loss) - net	(1,739,206)	(930,542)	(14,753,168)	(11,688,957)	(1,659,495)	(2,333,762)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	(1,745,362)	—	(1,587,828)	885,856	—	1,078,401
Net change in open trade equity	(172,909)	—	(24,656,268)	471,419	—	(196,623)
Net realized gain/(loss) on swap contracts	2,070,356	—	6,689,123	—	—	—
Net unrealized gain/(loss) on swap contracts	(1,636,815)	179,736	(8,846,752)	1,295,848	(21,451)	—
Net unrealized gain/(loss) on U.S. Treasury securities	12,484	171,146	10,621	823,096	(2,524)	197,389
Trading commissions	(34,338)	—	(2,535,293)	(1,699,067)	—	(31,416)
Net change in inter-series receivables	—	—	(802,725)	426,617	—	—
Net change in inter-series payables	—	(2,350)	—	—	—	—
Change in fair value of investments in unconsolidated trading companies	1,385,031	542,039	36,094,205	17,884,894	(1,435,104)	(1,244,466)
Net realized gain/(loss) on investment in Berkeley Quantitative Colorado Fund, LLC	—	—	—	—	(135,775)	—
Net unrealized gain/(loss) on investment in Berkeley Quantitative Colorado Fund, LLC	—	—	—	—	(1,665,279)	—

Net gain/(loss) on investments	(121,553)	890,571	4,365,083	20,088,663	(3,260,133)	(196,715)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(1,860,759)	$(39,971)	$(10,388,085)	$8,399,706	$(4,919,628)	$(2,530,477)

Less: Operations attributable to non-controlling interests	(19,390)	—	(10,170,829)	209,682	—	236,599

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,841,369)	$(39,971)	$(217,256)	$8,190,024	$(4,919,628)	$(2,767,076)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(3.95)	$(0.80)	$(1.49)	$2.35	$(9.65)	$(3.87)
Class 1a	N/A	N/A	$(1.97)	$1.67	N/A	N/A
Class 2	$(3.18)	$0.02	$0.56	$4.89	$(9.71)	$(2.73)
Class 2a	N/A	N/A	$(0.31)	$3.66	N/A	N/A
Class 3a	N/A	N/A	$(0.30)	$3.67	N/A	N/A

(1)	Formerly known as the Campbell/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Six Months Ended June 30, 2011 and 2010

	Currency Series		Long Only Commodity Series		Managed Futures Index Series
	(Unaudited)		(Unaudited)		(Unaudited)
	6/30/2011	6/30/2010	6/30/2011	6/30/2010	6/30/2011	6/30/2010

Investment Income:
Interest - net	$54,459	$67,766	$39,619	$43,582	$44,982	$15,414

Total Income	54,459	67,766	39,619	43,582	44,982	15,414

Expenses:
Management Fees	79,028	80,855	24,640	26,990	50,636	56,950
Service Fees - Class 1	85,691	113,495	30,063	33,057	8,460	17,339
Trading Fees	45,650	51,740	9,177	10,261	11,327	12,953

Total Expenses	210,369	246,090	63,880	70,308	70,423	87,242

Investment income/(loss) - net	(155,910)	(178,324)	(24,261)	(26,726)	(25,441)	(71,828)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	(170,045)	292,764	—	—	—	—
Net realized gain/(loss) on swap contracts	—	—	68,672	(431,581)	—	—
Net change in open trade equity	(24,407)	14,092	—	—	—	—
Net unrealized gain/(loss) on swap contracts	(506,945)	553,120	(1,699)	—	(2,124)	—
Net unrealized gain/(loss) on U.S. Treasury securities	326	65,208	(129)	15,678	601	4,545
Net change in inter-series payables	523,240	(506,743)	—	—	—	—
Change in fair value of investments in unconsolidated trading companies		—	—	—	(475,600)	192,458

Net gain/(loss) on investments	(177,831)	418,441	66,844	(415,903)	(477,123)	197,003

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(333,741)	$240,117	$42,583	$(442,629)	$(502,564)	$125,175

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS PER UNIT
Class 1	$(4.35)	$2.02	$(0.23)	$(8.38)	$(14.01)	$2.47
Class 2	$(3.89)	$3.77	$0.77	$(8.25)	$(14.26)	$3.90
Class 3	N/A	N/A	$0.60	N/A	$(11.31)	N/A

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Six Months Ended June 30, 2011 and 2010

	Winton Series		Winton/Graham Series
	(Unaudited)		(Unaudited)
	6/30/2011	6/30/2010	6/30/2011	6/30/2010

Investment Income:
Interest - net	$209,265	$92,449	$94,852	$138,472

Total Income	209,265	92,449	94,852	138,472

Expenses:
Incentive Fees	248,590	—	70,874	—
Management Fees	650,733	774,060	812,303	955,133
Service Fees - Class 1	684,756	721,012	605,244	685,101
Trading Fees	139,960	143,976	123,465	143,080

Total Expenses	1,724,039	1,639,048	1,611,886	1,783,314

Investment (loss) - net	(1,514,774)	(1,546,599)	(1,517,034)	(1,644,842)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	—	—	798,159	(338,502)
Net change in open trade equity	—	—	(1,521,787)	(1,232,147)
Net unrealized gain/(loss) on swap contracts	(27,842)	—	(20,249)	—
Net unrealized gain/(loss) on U.S. Treasury securities	5,818	220,953	(3,236)	207,935
Trading commissions	—	—	(274,394)	(300,708)
Change in fair value of investments in unconsolidated trading companies	764,521	5,958,613	223,977	3,040,076

Net gain/(loss) on investments	742,497	6,179,566	(797,530)	1,376,654

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(772,277)	$4,632,967	$(2,314,564)	$(268,188)

Less: Operations attributable to non-controlling interests	—	—	(470,719)	(754,687)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(772,277)	$4,632,967	$(1,843,845)	$486,499

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(2.91)	$9.31	$(5.98)	$0.64
Class 2	$(1.07)	$12.40	$(5.14)	$2.68

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended June 30, 2011 and 2010

	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series
	(Unaudited)		(Unaudited)		(Unaudited)
	6/30/2011	6/30/2010	6/30/2011	6/30/2010	6/30/2011	6/30/2010

Investment Income:
Interest - net	$601,997	$516,293	$116,948	$109,808	$375,605	$292,623

Total Income	601,997	516,293	116,948	109,808	375,605	292,623

Expenses:
Incentive Fees	1,200,040	853,906	—	—	674,307	588,335
Management Fees	468,277	241,917	—	—	924,616	824,235
Service Fees - Class 1	460,178	330,137	23,927	21,908	222,469	299,535
Trading Fees	888,504	600,952	172,846	170,249	175,280	100,037

Total Expenses	3,016,999	2,026,912	196,773	192,157	1,996,672	1,812,142

Investment income/(loss) - net	(2,415,002)	(1,510,619)	(79,825)	(82,349)	(1,621,067)	(1,519,519)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	—	(168,854)	—	—	—	—
Net change in open trade equity	—	(408,195)	—	—	—	—
Net realized gain/(loss) on swap contracts	(308,941)	—	—	—	—	—
Net unrealized gain/(loss) on swap contracts	(256,351)	(145,531)	351,794	(122,356)	(43,631)	—
Net unrealized gain/(loss) on U.S. Treasury securities	128,535	296,900	23,423	63,070	78,235	175,142
Trading commissions	—	(6,538)	—	—	—	—
Net change in inter-series payables	—	(279,623)	(284,461)	130,448	—	—
Change in fair value of investments in unconsolidated trading companies	(3,877,773)	4,087,296	—	—	(1,852,135)	(766,001)

Net gain/(loss) on investments	(4,314,530)	3,375,455	90,756	71,162	(1,817,531)	(590,859)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(6,729,532)	$1,864,836	$10,931	$(11,187)	$(3,438,598)	$(2,110,378)

Less: Operations attributable to non-controlling interests	—	(160,346)	—	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(6,729,532)	$2,025,182	$10,931	$(11,187)	$(3,438,598)	$(2,110,378)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(4.93)	$2.02	$0.52	$(0.82)	$(7.80)	$(3.91)
Class 1a	N/A	N/A	N/A	N/A	$(6.76)	$(3.23)
Class 2	$(4.63)	$2.48	$0.95	$(0.43)	$(7.85)	$(3.51)
Class 2a	N/A	N/A	N/A	N/A	$(6.41)	$(2.84)
Class 3	N/A	N/A	N/A	N/A	$(7.85)	$(3.51)
The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended June 30, 2011 and 2010

	Frontier Masters Series		Balanced Series		Berkeley/Graham/ Tiverton Series (1)
	(Unaudited)		(Unaudited)		(Unaudited)
	6/30/2011	6/30/2010	6/30/2011	6/30/2010	6/30/2011	6/30/2010

Investment Income:
Interest - net	$294,170	$267,906	$165,683	$81,959	$11,867	$1,710

Total Income/(loss)	294,170	267,906	165,683	81,959	11,867	1,710

Expenses:
Incentive Fees	4,277	22,281	4,401,571	4,979,205	—	—
Management Fees	(168,742)	241,703	615,487	540,618	312,735	593,711
Service Fees - Class 1	205,981	151,944	1,893,117	2,168,354	376,172	483,698
Trading Fees	362,733	382,310	425,465	452,223	69,503	90,567

Total Expenses	404,249	798,238	7,335,640	8,140,400	758,410	1,167,976

Investment income/(loss) - net	(110,079)	(530,332)	(7,169,957)	(8,058,441)	(746,543)	(1,166,266)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	(353,802)	—	(18,362,468)	3,392,174	—	917,032
Net change in open trade equity	(803,220)	—	(9,889,429)	3,786,125	—	(680,432)
Net realized gain/(loss) on swap contracts	(558,906)	—	6,689,123	—	—	—
Net unrealized gain/(loss) on swap contracts	(36,604)	(259,762)	(7,834,296)	57,268	(31,135)	—
Net unrealized gain/(loss) on U.S. Treasury securities	63,174	157,215	218,626	619,119	49,609	144,212
Trading commissions	(19,600)	—	(1,245,507)	(1,008,169)	—	(24,888)
Net change in inter-series receivables	—	—	237,912	204,205	—	—
Net change in inter-series payables	—	122,674	—	—	—	—
Change in fair value of investments in unconsolidated trading companies	(212,308)	22,775	13,663,952	13,303,385	(945,189)	624,829
Net realized gain/(loss) on investment in Berkeley Quantitative Colorado Fund, LLC	—	—	—	—	(135,775)	—
Net unrealized gain/(loss) on investment in Berkeley Quantitative Colorado Fund, LLC	—	—	—	—	(2,062,950)	—

Net gain/(loss) on investments	(1,921,266)	42,902	(16,522,087)	20,354,107	(3,125,440)	980,753

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(2,031,345)	$(487,430)	$(23,692,044)	$12,295,666	$(3,871,983)	$(185,513)

Less: Operations attributable to non-controlling interests	(11,742)	—	(10,178,577)	2,096,308	—	58,702

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(2,019,603)	$(487,430)	$(13,513,467)	$10,199,358	$(3,871,983)	$(244,215)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(4.10)	$(1.04)	$(5.91)	$3.08	$(7.82)	$(0.47)
Class 1a	N/A	N/A	$(5.60)	$2.51	N/A	N/A
Class 2	$(3.79)	$(0.64)	$(6.00)	$4.72	$(8.48)	$0.34
Class 2a	N/A	N/A	$(5.49)	$3.73	N/A	N/A
Class 3a	N/A	N/A	$(5.49)	$3.73	N/A	N/A

(1)	Formerly known as the Campbell/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended June 30, 2011 and 2010

	Currency Series		Long Only Commodity Series		Managed Futures Index Series
	(Unaudited)		(Unaudited)		(Unaudited)
	6/30/2011	6/30/2010	6/30/2011	6/30/2010	6/30/2011	6/30/2010

Investment Income:
Interest - net	$24,807	$30,308	$18,017	$20,558	$21,448	$4,538

Total Income	24,807	30,308	18,017	20,558	21,448	4,538

Expenses:
Management Fees	39,173	40,779	11,384	12,768	24,587	30,696
Service Fees - Class 1	40,521	55,456	13,563	15,873	3,495	8,558
Trading Fees	22,085	25,847	4,105	4,930	5,181	6,919

Total Expenses	101,779	122,082	29,052	33,571	33,263	46,173

Investment income/(loss) - net	(76,972)	(91,774)	(11,035)	(13,013)	(11,815)	(41,635)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	(16,507)	239,657	—	—	—	—
Net realized gain/(loss) on swap contracts	—	—	(189,203)	(257,852)	—	—
Net change in open trade equity	(18,629)	(31,382)	—	—	—	—
Net unrealized gain/(loss) on swap contracts	19,623	82,761	(2,520)	—	(2,973)	—
Net unrealized gain/(loss) on U.S. Treasury securities	15,037	47,883	4,181	11,782	5,077	1,741
Net change in inter-series payables	46,549	(177,705)	—	—	—	—
Change in fair value of investments in unconsolidated trading companies	—	—	—	—	(279,327)	234,570

Net gain/(loss) on investments	46,073	161,214	(187,542)	(246,070)	(277,223)	236,311

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(30,899)	$69,440	$(198,577)	$(259,083)	$(289,038)	$194,676

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS PER UNIT
Class 1	$(0.85)	$0.52	$(5.71)	$(4.99)	$(8.55)	$3.47
Class 2	$(0.34)	$1.32	$(5.81)	$(5.01)	$(8.86)	$4.38
Class 3	N/A	N/A	$(5.81)	N/A	$(8.87)	N/A

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended June 30, 2011 and 2010

	Winton Series		Winton/Graham Series
	(Unaudited)		(Unaudited)
	6/30/2011	6/30/2010	6/30/2011	6/30/2010

Investment Income:
Interest - net	$105,532	$63,942	$36,923	$56,239

Total Income	105,532	63,942	36,923	56,239

Expenses:
Management Fees	318,095	397,180	366,434	488,551
Service Fees - Class 1	320,735	368,646	269,572	346,500
Trading Fees	66,122	73,762	54,152	72,463

Total Expenses	704,952	839,588	690,158	907,514

Investment (loss) - net	(599,420)	(775,646)	(653,235)	(851,275)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures and forwards	—	—	587,333	3,083,242
Net change in open trade equity	—	—	(680,580)	(2,442,358)
Net unrealized gain/(loss) on swap contracts	(39,560)	—	(29,681)	—
Net unrealized gain/(loss) on U.S. Treasury securities	67,912	169,147	47,224	157,252
Trading commissions	—	—	(96,964)	(170,447)
Change in fair value of investments in unconsolidated trading companies	(893,647)	2,379,169	(672,824)	1,206,487

Net gain/(loss) on investments	(865,295)	2,548,316	(845,492)	1,834,176

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(1,464,715)	$1,772,670	$(1,498,727)	$982,901

Less: Operations attributable to non-controlling interests	—	—	(102,286)	218,729

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,464,715)	$1,772,670	$(1,396,441)	$764,172

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(4.27)	$3.53	$(4.82)	$1.23
Class 2	$(3.78)	$4.99	$(4.80)	$2.42

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Six Months Ended June 30, 2011

	Frontier Diversified Series					Frontier Dynamic Series
	(Unaudited)					(Unaudited)
	Class 1	Class 1	Class 2	Class 2	Total	Class 1	Class 1	Class 2	Class 2	Total
	Managing Owner	Limited Owners	Managing Owner	Limited Owners		Managing Owner	Limited Owners	Managing Owner	Limited Owners

Capital (Net Asset Value), December 31, 2010	$28,484	$89,993,647	$1,627,227	$67,846,614	$159,495,972	$25,282	$1,193,940	$25,960	$387,740	$1,632,922

Sale of Units	—	18,698,351	200,000	12,005,850	30,904,201	—	156,200	—	41,500	197,700
Redemption of Units	—	(31,826,924)	(300,000)	(19,393,250)	(51,520,174)	—	(162,057)	—	(129,783)	(291,840)
Net increase/(decrease) in Owners’ Capital resulting from operations	(536)	(1,279,846)	(20,383)	(536,152)	(1,836,917)	(465)	(23,261)	(256)	(2,123)	(26,105)

Capital (Net Asset Value), June 30, 2011	$27,948	$75,585,228	$1,506,844	$59,923,062	$137,043,082	$24,817	$1,164,822	$25,704	$297,334	$1,512,677

Capital - Units, December 31, 2010	275	868,850	15,285	637,305	1,521,715	275	12,987	275	4,107	17,644

Sale of Units	—	176,816	1,818	110,015	288,649	—	1,689	—	436	2,125
Redemption of Units	—	(301,926)	(2,802)	(178,611)	(483,339)	—	(1,768)	—	(1,362)	(3,130)

Capital - Units, June 30, 2011	275	743,740	14,301	568,709	1,327,025	275	12,908	275	3,181	16,639

		(1)		(1)			(1)		(1)

Net asset value per unit at December 31, 2010		$103.58		$106.46			$91.94		$94.40

Change in net asset value per unit for three months ended March 31, 2011		2.98		3.54			(2.22)		(1.88)

Net asset value per unit at March 31, 2011		$106.56		$110.00			$89.72		$92.52

Change in net asset value per unit for three months ended June 30, 2011		(4.93)		(4.63)			0.52		0.95

Net asset value per unit at June 30, 2011		$101.63		$105.37			$90.24		$93.47

(1)	Values are for both Managing Owners and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Six Months Ended June 30, 2011

	Frontier Long/Short Commodity Series
	(Unaudited)
	Class 1	Class 2		Class 3	Class 1a	Class 1a	Class 2a	Class 2a
	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total

Capital (Net Asset Value), December 31, 2010	$31,185,756	$1,309,512	$14,275,466	$20,998,571	$32,439	$5,619,870	$33,324	$3,728,502	$77,183,440

Sale of Units	51,146	—	—	10,809,007	—	8,494,187	200,000	3,938,649	23,492,989
Redemption of Units	(20,430,317)	(920,000)	(5,026,835)	(10,021,196)	(20,000)	(305,640)	—	(346,139)	(37,070,127)
Net increase/(decrease) in Owners’ Capital resulting from operations	2,715,808	118,206	1,304,708	1,649,288	2,190	45,106	(7,217)	126,783	5,954,872

Capital (Net Asset Value), June 30, 2011	$13,522,393	$507,718	$10,553,339	$23,435,670	$14,629	$13,853,523	$226,107	$7,447,795	$69,561,174

Capital - Units, December 31, 2010	234,956	8,544	93,143	137,017	275	47,642	275	30,769	552,621

Sale of Units	355	—	—	63,367	—	65,759	1,474	29,490	160,445
Redemption of Units	(139,078)	(5,461)	(29,063)	(58,074)	(158)	(2,363)	—	(2,651)	(236,848)

Capital - Units, June 30, 2011	96,233	3,083	64,080	142,310	117	111,038	1,749	57,608	476,218

			(1)			(1)		(1)

Net asset value per unit at December 31, 2010	$132.73		$153.26	$153.26		$117.96		$121.18

Change in net asset value per unit for three months ended March 31, 2011	15.59		19.28	19.27		13.56		14.51

Net asset value per unit at March 31, 2011	$148.32		$172.54	$172.53		$131.52		$135.69

Change in net asset value per unit for three months ended June 30, 2011	(7.80)		(7.85)	(7.85)		(6.76)		(6.41)

Net asset value per unit at June 30, 2011	$140.52		$164.69	$164.68		$124.76		$129.28

(1)	Values are for both Managing Owner and Limited Owners

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Six Months Ended June 30, 2011

	Frontier Masters Series
	(Unaudited)
	Class 1	Class 1	Class 2	Class 2	Non-Controlling Interests
	Managing Owner	Limited Owners	Managing Owner	Limited Owners		Total

Capital (Net Asset Value), December 31, 2010	$28,315	$41,185,360	$696,838	$24,365,217	$—	$66,275,730

Sale of Units	—	6,265,915	—	2,247,586	—	8,513,501
Redemption of Units	—	(11,512,647)	(100,000)	(7,061,090)	—	(18,673,737)
Change in control of ownership - Trading Companies	—	—	—	—	—	—
Contributions	—	—	—	—	70,000	70,000
Distributions	—	—	—	—	(28,000)	(28,000)
Operations attributable to Non-controlling interests	—	—	—	—	(19,390)	(19,390)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(1,088)	(1,249,548)	(19,337)	(571,396)	—	(1,841,369)

Capital (Net Asset Value), June 30, 2011	$27,227	$34,689,080	$577,501	$18,980,317	$22,610	$54,296,735

Capital - Units, December 31, 2010	275	399,994	6,586	230,283	—	637,138

Sale of Units	—	60,692	—	20,995	—	81,687
Redemption of Units	—	(110,323)	(959)	(66,342)	—	(177,624)

Capital - Units, June 30, 2011	275	350,363	5,627	184,936	—	541,201

		(1)		(1)

Net asset value per unit at December 31, 2010		$102.96		$105.81

Change in net asset value per unit for three months ended March 31, 2011		0.15		0.61

Net asset value per unit at March 31, 2011		$103.11		$106.42

Change in net asset value per unit for three months ended June 30, 2011		(4.10)		(3.79)

Net asset value per unit at June 30, 2011		$99.01		$102.63

	Balanced Series
	(Unaudited)
	Class 1	Class 1a	Class 2		Class 2a		Class 3a	Non-Controlling Interests
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners		Total

Capital (Net Asset Value), December 31, 2010	$287,807,510	$5,120,558	$2,679,852	$74,035,876	$165,380	$3,396,994	$3,691,280	$51,529,684	$428,427,134

Sale of Units	394,527	3,753	—	8,303	—	—	277,000	—	683,583
Redemption of Units	(74,774,088)	(1,490,027)	(530,000)	(9,179,379)	—	(290,026)	(701,352)	—	(86,964,872)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	16,546,859	16,546,859
Contributions	—	—	—	—	—	—	—	45,904,000	45,904,000
Distributions	—	—	—	—	—	—	—	(67,268,928)	(67,268,928)
Operations attributable to Non-controlling interests	—	—	—	—	—	—	—	(10,170,829)	(10,170,829)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(751,209)	(25,559)	17,711	538,903	(376)	(2,184)	5,458	—	(217,256)

Capital (Net Asset Value), June 30, 2011	$212,676,740	$3,608,725	$2,167,563	$65,403,703	$165,004	$3,104,784	$3,272,386	$36,540,786	$326,939,691

Capital - Units, December 31, 2010	2,181,233	44,006	16,806	464,304	1,237	25,416	27,616	—	2,760,618

Sale of Units	2,911	31	—	51	—	—	2,026	—	5,019
Redemption of Units	(553,931)	(12,489)	(3,260)	(55,627)	—	(2,133)	(5,104)	—	(632,544)

Capital - Units, June 30, 2011	1,630,213	31,548	13,546	408,728	1,237	23,283	24,538	—	2,133,093

				(1)		(1)

Net asset value per unit at December 31, 2010	$131.95	$116.36		$159.46		$133.66	$133.66

Change in net asset value per unit for three months ended March 31, 2011	4.42	3.63		6.56		5.18	5.19

Net asset value per unit at March 31, 2011	$136.37	$119.99		$166.02		$138.84	$138.85

Change in net asset value per unit for three months ended June 30, 2011	(5.91)	(5.60)		(6.00)		(5.49)	(5.49)

Net asset value per unit at June 30, 2011	$130.46	$114.39		$160.02		$133.35	$133.36

(1)	Values are for both Managing Owner and Limited Owners

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Six Months Ended June 30, 2011

	Berkeley/Graham/Tiverton Series (2)				Currency Series
	(Unaudited)				(Unaudited)
	Class 1	Class 2			Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Total

Capital (Net Asset Value), December 31, 2010	$61,842,996	$136,528	$8,249,804	$70,229,328	$6,381,882	$2,791	$754,727	$7,139,400

Sale of Units	47,627	—	—	47,627	30,393	—	—	30,393
Redemption of Units	(14,779,500)	(120,000)	(2,593,564)	(17,493,064)	(1,102,932)	—	(621,417)	(1,724,349)
Net increase/(decrease) in Owners’ Capital resulting from operations	(4,460,915)	(7,932)	(450,781)	(4,919,628)	(320,167)	(114)	(13,460)	(333,741)

Capital (Net Asset Value), June 30, 2011	$42,650,208	$8,596	$5,205,459	$47,864,263	$4,989,176	$2,677	$119,850	$5,111,703

Capital - Units, December 31, 2010	559,848	1,036	62,628	623,512	80,694	29	7,909	88,632

Sale of Units	439	—	—	439	395	—	—	395
Redemption of Units	(137,218)	(966)	(19,968)	(158,152)	(14,340)	—	(6,599)	(20,939)

Capital - Units, June 30, 2011	423,069	70	42,660	465,799	66,749	29	1,310	68,088

			(1)				(1)

Net asset value per unit at December 31, 2010	$110.46		$131.73		$79.09		$95.43

Change in net asset value per unit for three months ended March 31, 2011	(1.83)		(1.23)		(3.50)		(3.55)

Net asset value per unit at March 31, 2011	$108.63		$130.50		$75.59		$91.88

Change in net asset value per unit for three months ended June 30, 2011	(7.82)		(8.48)		(0.85)		(0.34)

Net asset value per unit at June 30, 2011	$100.81		$122.02		$74.74		$91.54

(1)	Values are for both Managing Owner and Limited Owners
(2)	Formerly the Campbell/Graham/Tiverton Series

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Six Months Ended June 30, 2011

	Long Only Commodity Series					Managed Futures Index Series
	(Unaudited)					(Unaudited)
	Class 1	Class 2		Class 3 (2)		Class 1	Class 2		Class 3 (3)
	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Total

Capital (Net Asset Value), December 31, 2010	$3,348,953	$51,212	$793,066	$—	$4,193,231	$1,388,452	$2,375,149	$1,396,862	$—	$5,160,463

Sale of Units	557	—	—	787,551	788,108	—	—	—	371,833	371,833
Redemption of Units	(1,484,628)	(10,000)	(574,000)	(177,528)	(2,246,156)	(919,127)	(200,000)	(375,357)	(2,102)	(1,496,586)
Net increase/(decrease) in Owners’ Capital resulting from operations	39,144	312	31,420	(28,293)	42,583	(93,736)	(247,018)	(128,860)	(32,950)	(502,564)

Capital (Net Asset Value), June 30, 2011	$1,904,026	$41,524	$250,486	$581,730	$2,777,766	$375,589	$1,928,131	$892,645	$336,781	$3,533,146

Capital - Units, December 31, 2010	35,587	494	7,647	—	43,728	11,770	18,314	10,770	—	40,854

Sale of Units	6	—	—	7,297	7,303	—	—	—	2,935	2,935
Redemption of Units	(15,311)	(97)	(5,249)	(1,729)	(22,386)	(8,157)	(1,610)	(3,036)	(17)	(12,820)

Capital - Units, June 30, 2011	20,282	397	2,398	5,568	28,645	3,613	16,704	7,734	2,918	30,969

			(1)					(1)
Net asset value per unit at December 31, 2010 or start of operations	$94.11		$103.71	$103.88		$117.96		$129.69	$126.73

Change in net asset value per unit for three months ended March 31, 2011	5.48		6.58	6.41		(5.46)		(5.40)	(2.44)

Net asset value per unit at March 31, 2011	$99.59		$110.29	$110.29		$112.50		$124.29	$124.29

Change in net asset value per unit for three months ended June 30, 2011	(5.71)		(5.81)	(5.81)		(8.55)		(8.86)	(8.87)

Net asset value per unit at June 30, 2011	$93.88		$104.48	$104.48		$103.95		$115.43	$115.42

(1)	Values are for both Managing Owner and Limited Owners
(2)	The Long Only Commodity Series, Class 3 Units began trading operations on January 14, 2011
(3)	The Managed Futures Index Series, Class 3 Units began trading operations on January 14, 2011

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Six Months Ended June 30, 2011

	Winton Series				Winton/Graham Series
	(Unaudited)				(Unaudited)
	Class 1	Class 2			Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total

Capital (Net Asset Value), December 31, 2010	$49,350,981	$230,781	$11,137,675	$60,719,437	$45,898,246	$61,691	$11,550,501	$5,680,358	$63,190,796

Sale of Units	140,694	—	—	140,694	67,701	—	—	—	67,701
Redemption of Units	(10,672,302)	(200,000)	(239,666)	(11,111,968)	(14,634,590)	—	(4,478,042)	—	(19,112,632)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	(5,222,639)	(5,222,639)
Contributions	—	—	—	—	—	—	—	3,981,000	3,981,000
Distributions	—	—	—	—	—	—	—	(3,968,000)	(3,968,000)
Operations attributable to Non-controlling interests	—	—	—	—	—	—	—	(470,719)	(470,719)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(698,666)	830	(74,441)	(772,277)	(1,644,693)	(2,202)	(196,950)	—	(1,843,845)

Capital (Net Asset Value), June 30, 2011	$38,120,707	$31,611	$10,823,568	$48,975,886	$29,686,664	$59,489	$6,875,509	$—	$36,621,662

Capital - Units, December 31, 2010	365,451	1,499	72,328	439,278	383,032	428	80,192	—	463,652

Sale of Units	1,044	—	—	1,044	576	—	—	—	576
Redemption of Units	(77,992)	(1,292)	(1,551)	(80,835)	(122,852)	—	(30,690)	—	(153,542)

Capital - Units, June 30, 2011	288,503	207	70,777	359,487	260,756	428	49,502	—	310,686

			(1)				(1)
Net asset value per unit at December 31, 2010	$135.04		$153.99		$119.83		$144.04

Change in net asset value per unit for three months ended March 31, 2011	1.36		2.71		(1.16)		(0.34)

Net asset value per unit at March 31, 2011	$136.40		$156.70		$118.67		$143.70

Change in net asset value per unit for three months ended June 30, 2011	(4.27)		(3.78)		(4.82)		(4.80)

Net asset value per unit at June 30, 2011	$132.13		$152.92		$113.85		$138.90

(1)	Values are for both Managing Owner and Limited Owners

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series
	(Unaudited)		(Unaudited)		(Unaudited)
	6/30/2011	6/30/2010	6/30/2011	6/30/2010	6/30/2011	6/30/2010

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,836,917)	$1,599,776	$(26,105)	$(18,773)	$5,954,872	$(6,428,735)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	—	—	—	—	—	(518,490)
Net change in ownership allocation of U.S. Treasury Securities	(948,162)	(5,321,671)	(49,866)	133,885	(2,268,400)	1,066,124
Net change in ownership allocation of custom time deposits	(4,357,748)	(35,096,084)	(814,895)	(1,278,611)	(13,610,951)	(116,714)
Net change in ownership allocation of credit default swaps	(69,853)	—	(8,778)	—	7,993	—
Net realized (gain) on swap contracts	308,941	—	—	—	—	—
Net unrealized (gain)/loss on swap contracts	388,618	397,909	141,844	203,012	31,394	—
Net unrealized (gain)/loss on U.S. Treasury securities	(19,090)	(337,411)	(1,526)	(80,601)	(5,776)	(230,462)
(Purchases) sales of:
Sales of swap contracts	1,933,000	—	—	—	—	—
(Purchases) of swap contracts	(45,928)	—	(13,076)	—	(78,248)	—
Sales of custom time deposits	2,045,135	—	1,141,543	—	2,703,479	—
Increase and/or decrease in:
Receivable from futures commission merchants	—	—	—	—	—	23,781,708
Change in control of ownership - trading companies	—	172,237	—	—	—	(8,620,657)
Distributions from trading companies	—	(15,232)	—	—	—	—
Investments in unconsolidated trading companies, at fair value	22,114,194	(11,853,013)	—	—	22,849,885	(10,067,859)
Prepaid service fees - Class 1	78,829	(110,586)	4,196	(3,445)	(91,840)	23,159
Interest receivable	(12,616)	(73,105)	(587)	1,918	(30,674)	14,846
Receivable from related parties	90,000	(123,039)	—	(29)	(15,000)	—
Other assets	60	(223)	5	(151)	212	(933)
Inter-series payables/receivables, at fair value	—	(10,962,073)	(279,485)	(259,657)	—	—
Incentive fees payable to Managing Owner	(158,166)	645,380	—	—	(902,999)	293,549
Management fees payable to Managing Owner	16,469	20,424	—	—	(283,017)	43,697
Interest payable to Managing Owner	(4,665)	20,871	(371)	2,856	(9,347)	9,840
Trading fees payable to Managing Owner	(46,015)	79,346	(4,545)	11,983	(35,908)	13,590
Trailing service fees payable to Managing Owner	17,675	848	596	30	(33,144)	14,731
Payables to related parties	(41,682)	2,830	(6,585)	—	(6,777)	(34,589)
Other liabilities	59,138	(3,630)	6,391	(1,284)	(9,860)	(2,961)

Net cash provided by (used in) operating activities	19,511,217	(60,956,446)	88,756	(1,288,867)	14,165,894	(760,156)

Cash Flows from Financing Activities:
Proceeds from sale of units	30,904,201	63,320,189	197,700	875,367	23,492,989	8,504,452
Payment for redemption of units	(51,520,174)	(1,424,492)	(291,840)	(62,974)	(37,070,127)	(9,755,119)
Pending owner additions	21,425	56,269	(70,000)	—	48,433	18,500
Owner redemptions payable	88,386	129,200	(28,323)	—	(12,179)	76,745

Net cash provided by (used in) financing activities	(20,506,162)	62,081,166	(192,463)	812,393	(13,540,884)	(1,155,422)

Net Increase (Decrease) in cash and cash equivalents	(994,945)	1,124,720	(103,707)	(476,474)	625,010	(1,915,578)

Cash and cash equivalents, beginning of year or period	4,647,422	8,738,002	498,048	2,262,363	1,114,912	6,658,536

Cash and cash equivalents, end of year or period	$3,652,477	$9,862,722	$394,341	$1,785,889	$1,739,922	$4,742,958

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

	Frontier Master Series		Balanced Series		Berkeley/Graham/Tiverton Series (1)
	(Unaudited)		(Unaudited)		(Unaudited)
	6/30/2011	6/30/2010	6/30/2011	6/30/2010	6/30/2011	6/30/2010

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,860,759)	$(39,971)	$(10,388,085)	$8,399,706	$(4,919,628)	$(2,530,477)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	172,909	—	26,989,391	(600,981)	—	(61,527)
Net change in ownership allocation of U.S. Treasury Securities	(3,490,003)	(3,426,190)	1,143,637	3,335,517	1,482,808	2,073,095
Net change in ownership allocation of custom time deposits	(19,632,715)	(21,480,531)	5,131,352	(2,839,334)	6,303,604	4,886,654
Net change in ownership allocation of credit default swaps	(37,882)	—	14,203	—	26,540	—
Net unrealized (gain)/loss on swap contracts	1,636,815	(179,736)	8,846,752	(1,295,848)	21,451	—
Net realized (gain)/loss on swap contracts	(2,070,356)	—	(6,689,123)	—	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	(12,484)	(171,146)	(10,621)	(823,096)	2,524	(197,389)
Net realized (gain) on U.S. Treasury securities	—	—	—	—	—	—
Net realized (gain)/loss on investment in Berkeley Quantitative Colorado Fund, LLC	—	—	—	—	135,775	—
Net unrealized (gain)/loss on investment in Berkeley Quantitative Colorado Fund, LLC	—	—	—	—	1,665,279	—
(Purchases) sales of:
Sales of swap contracts	26,826,316	—	19,954,983	—	—	—
(Purchases) of swap contracts	(142,819)	(151,286)	(217,290)	—	(71,712)	—
Sales of custom time deposits	1,330,929	—	6,948,011	—	3,307,139	—
(Purchases) of custom time deposits	—	—	—	—	—	—
Sale of Berkeley Quantitative Colorado Fund, LLC	—	—	—	—	1,512,397	—
Increase and/or decrease in:
Receivable from futures commission merchants	(2,419,045)	—	3,836,389	2,410,054	—	(9,856,890)
Change in control of ownership - trading companies	—	—	16,546,859	4,310,817	—	1,821,713
Contributions to trading companies	70,000	—	45,904,000	75,944	—	700,000
Distributions from trading companies	(28,000)	—	(67,268,928)	(1,782)	—	—
Investments in unconsolidated trading companies, at fair value	10,240,978	(2,979,044)	30,249,618	(11,003,570)	8,076,259	5,702,989
Inter-series payables/receivables, at fair value	(47,518)	2,350	802,725	10,712,637	—	—
Prepaid service fees - Class 1	81,225	(68,338)	3	487,875	16	65,009
Interest receivable	15	(47,105)	16,510	46,539	20,493	29,388
Receivable from related parties	—	147,369	—	296,789	—	(86)
Other assets	—	(114)	524	(20,330)	136	(494)
Incentive fees payable to Managing Owner	(229,686)	54,614	1,156,114	2,189,088	(270,557)	—
Management fees payable to Managing Owner	7,648	(5,051)	(69,255)	(167,653)	(58,824)	40,927
Interest payable to Managing Owner	10,154	11,046	(52,030)	47,496	(37,376)	12,313
Trading fees payable to Managing Owner	(25,472)	86,933	(47,929)	(82,081)	(10,035)	2,385
Trailing service fees payable to Managing Owner	7,866	866	(63,864)	186,841	(43,880)	25,905
Payables to related parties	(112,852)	—	852,757	(209,668)	(9,452)	(77,304)
Other liabilities	17,342	(1,863)	1,716	(4,933)	5,337	(334)

Net cash provided by (used in) operating activities	10,292,606	(28,247,197)	83,588,419	15,450,027	17,138,294	2,635,877

Cash Flows from Financing Activities:
Proceeds from sale of units	8,513,501	29,784,111	683,583	2,831,506	47,627	67,704
Payment for redemption of units	(18,673,737)	(671,663)	(86,964,872)	(21,974,282)	(17,493,064)	(5,528,671)
Pending owner additions	(117,500)	(1,062,169)	—	—	—	—
Owner redemptions payable	(98,648)	—	722,074	(405,418)	94,417	5,791

Net cash provided by (used in) financing activities	(10,376,384)	28,050,279	(85,559,215)	(19,548,194)	(17,351,020)	(5,455,176)

Net Increase (Decrease) in cash and cash equivalents	(83,778)	(196,918)	(1,970,796)	(4,098,167)	(212,726)	(2,819,299)

Cash and cash equivalents, beginning of year or period	1,207,290	5,568,831	5,375,950	22,402,584	1,341,151	7,476,636

Cash and cash equivalents, end of year or period	$1,123,512	$5,371,913	$3,405,154	$18,304,417	$1,128,425	$4,657,337

(1)	Formerly the Cambell/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

	Currency Series		Long Only Commodity Series		Managed Futures Index Series
	(Unaudited)		(Unaudited)		(Unaudited)
	6/30/2011	6/30/2010	6/30/2011	6/30/2010	6/30/2011	6/30/2010

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(333,741)	$240,117	$42,583	$(442,629)	$(502,564)	$125,175
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	24,339	(14,091)	—	—	—	—
Net change in ownership allocation of U.S. Treasury Securities	334,676	634,025	98,082	116,304	151,021	(121,935)
Net change in ownership allocation of custom time deposits	1,325,038	1,694,679	485,872	227,162	770,357	(972,933)
Net change in ownership allocation of credit default swaps	9,958	—	5,282	—	(228)	—
Net unrealized (gain)/loss on swap contracts	506,945	(553,120)	1,699	—	2,124	—
Net realized (gain)/loss on swap contracts	—	—	(68,672)	431,581	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	(326)	(65,208)	129	(15,678)	(601)	(4,545)
(Purchases) sales of:
Sales of swap contracts	—	—	1,153,945	41,605	—	—
(Purchases) of swap contracts	(23,489)	—	(494,795)	(306,023)	(3,811)	—
Sales of custom time deposits	931,249	—	154,160	—	178,269	—
Increase and/or decrease in:
Receivable from futures commission merchants	(550,542)	(543,300)	—	—	—	—
Investments in unconsolidated trading companies, at fair value	—	—	—	—	521,287	(717,245)
Prepaid service fees - Class 1	—	2,852	—	1,065	—	3,350
Interest receivable	4,631	8,749	1,356	1,603	2,071	(1,497)
Receivable from related parties	—	—	(3)	—	1,438	98
Other assets	(167)	(1,414)	61	(61)	—	(76)
Inter-series payables/receivables, at fair value	(523,240)	506,743	—	—	—	—
Management fees payable to Managing Owner	(1,307)	1,135	(1,351)	(903)	(3,034)	3,151
Interest payable to Managing Owner	(4,302)	2,610	(434)	(225)	(629)	(1,318)
Trading fees payable to Managing Owner	(1,557)	371	(587)	(364)	(632)	661
Trailing service fees payable to Managing Owner	(3,680)	(1,399)	(2,296)	(397)	(1,490)	726
Payables to related parties	(5,243)	60,420	(90)	79,851	—	(14,235)
Other liabilities	4,962	963	88	(133)	14	(181)

		—

Net cash provided by (used in) operating activities	1,694,204	1,974,132	1,375,029	132,758	1,113,592	(1,700,804)

Cash Flows from Financing Activities:
Proceeds from sale of units	30,393	34,112	788,108	465	371,833	2,000,000
Payment for redemption of units	(1,724,349)	(2,700,272)	(2,246,156)	(500,708)	(1,496,586)	(200,290)
Pending owner additions	—	—	—	—	(1,440)	—
Redemptions payable	(33,244)	3,857	—	—	46,552	—

Net cash provided by (used in) financing activities	(1,727,200)	(2,662,303)	(1,458,048)	(500,243)	(1,079,641)	1,799,710

Net Increase (Decrease) in cash and cash equivalents	(32,996)	(688,171)	(83,019)	(367,485)	33,951	98,906

Cash and cash equivalents, beginning of year or period	275,485	2,043,698	175,096	691,771	196,091	378,445

Cash and cash equivalents, end of year or period	$242,489	$1,355,527	$92,077	$324,286	$230,042	$477,351

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

	Winton Series		Winton/Graham Series
	(Unaudited)		(Unaudited)
	6/30/2011	6/30/2010	6/30/2011	6/30/2010

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(772,277)	$4,632,967	$(2,314,564)	$(268,188)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	—	—	1,427,138	1,232,146
Net change in ownership allocation of U.S. Treasury Securities	1,326,256	817,344	2,475,764	989,193
Net change in ownership allocation of custom time deposits	5,938,578	(1,195,642)	11,755,693	82,294
Net change in ownership allocation of credit default swaps	26,825	—	24,208	—
Net unrealized (gain)/loss on swap contracts	27,842	—	20,249	—
Net unrealized (gain) loss on U.S. Treasury Securities, at fair value	(5,818)	(220,953)	3,236	(207,935)
(Purchases) sale of:
Sales of swap contracts	—	—	—	—
(Purchases) of swap contracts	(83,357)	—	(64,011)	—
Sales of custom time deposits	2,990,284		3,269,803
Increase and/or decrease in:
Receivable from futures commission merchants	—	—	11,090,076	433,654
Change in control of ownership of trading companies	—	—	(5,222,639)	(358,030)
Contributions to trading companies	—	—	3,981,000	600,000
Distributions from trading companies	—	—	(3,968,000)	—
Investments in unconsolidated trading companies, at fair value	1,086,670	(2,213,404)	(2,952,659)	(1,115,530)
Prepaid service fees - Class 1	—	—	—	105,448
Interest receivable	18,289	11,447	34,016	13,734
Receivable from related parties	—	—	—	470
Other assets	2	(466)	111	(501)
Incentive fees payable to Managing Owner	(467,341)	—	(623,629)	—
Management fees payable to Managing Owner	(60,664)	28,440	(66,706)	31,962
Interest payable to Managing Owner	(19,498)	17,709	(34,398)	11,550
Trading fees payable to Managing Owner	(5,475)	3,416	(9,006)	4,083
Trailing service fees payable to Managing Owner	(21,579)	17,430	(34,996)	31,390
Payables to related parties	(24,630)	(116,199)	(12,058)	(3,381)
Other liabilities	19,316	(555)	8,099	(903)

Net cash provided by (used in) operating activities	9,973,423	1,781,534	18,786,727	1,581,456

Cash Flows from Financing Activities:
Proceeds from sale of units	140,694	133,403	67,701	72,532
Payment for redemption of units	(11,111,968)	(3,076,640)	(19,112,632)	(3,589,940)
Pending owner additions	—	—	—	—
Owner redemptions payable	37,766	33,420	(51,007)	—

Net cash provided by (used in) financing activities	(10,933,508)	(2,909,817)	(19,095,938)	(3,517,408)

Net Increase (Decrease) in cash and cash equivalents	(960,085)	(1,128,283)	(309,211)	(1,935,952)

Cash and cash equivalents, beginning of year or period	1,808,624	5,821,196	1,352,481	5,982,543

Cash and cash equivalents, end of year or period	$848,539	$4,692,913	$1,043,270	$4,046,591

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

The Trust has eleven (11) separate and distinct Series of Units issued and outstanding: Frontier Diversified Series, Frontier Dynamic Series (closed to outside investors effective July 15, 2011 and existing outside investors liquidated as of July 15, 2011), Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Berkeley/Graham/Tiverton Series (formerly Campbell/Graham/Tiverton Series), Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series (each a “Series” and collectively, the “Series”). The Trust may issue additional Series of Units.

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

•

maintains each Series of Units in three or six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of Selling Agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1 a of such Series, is prepaid to Equinox Fund Management, LLC (the “Managing Owner”) by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1 a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series or Class 2a Units of the Frontier Long/Short Commodity Series) sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents; and

•

all payments made to Selling Agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 281 0(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Series or Balanced Series will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of June 30, 2011, each of the Frontier Dynamic Series, Long Only Commodity Series, Managed Futures Index Series and Winton Series has invested a portion of its assets in a single Trading Company. A single Trading Advisor manages 100% of the assets invested in each such Trading Company, except the Trading Company for the Frontier Dynamic Series and the Long Only Commodity Series which allocates assets only to Swaps. The Currency Series invests a portion of its assets in a single Trading Company, which allocates assets to one Trading Advisor and one Swap. Each of the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Berkeley/Graham/Tiverton Series, and Winton/Graham Series have invested a portion of its assets in several different Trading Companies and have multiple Trading Advisors that manage the assets invested in such Trading Companies.

In November 2010, the Berkeley/Graham/Tiverton Series invested a portion of its assets in Berkeley Quantitative Colorado Fund, LLC, an unaffiliated company, managed by an affiliate of Berkeley Quantitative L.P. Through this investment, Berkeley Quantitative L.P. became a commodity trading advisor to the Series.

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

The financial statements of the Frontier Diversified Series include the assets, liabilities and earnings of its wholly-owned trading company, Frontier Trading Company X, LLC.

The financial statements of the Frontier Dynamic Series include the assets, liabilities and earnings of its wholly-owned trading company, Frontier Trading Company XII, LLC.

The financial statements of the Frontier Masters Series include the assets, liabilities and earnings of its wholly-owned trading company, Frontier Trading Company XI, LLC as well as the assets, liabilities and earnings of its majority-owned trading company, Frontier Trading Company XXI, LLC.

The financial statements of the Balanced Series include the assets, liabilities and earnings of its majority-owned Trading Companies; Frontier Trading Company I, LLC, Frontier Trading Company IX, LLC, and Frontier Trading Company XV, LLC. Also included in the financial statements of the Balanced Series are the assets and liabilities of its majority owned Trading Company; Frontier Trading Company XIV, LLC, as well as the earnings of Trading Company VI through April 28, 2011 and the earnings of Trading Company XIV, LLC from June 20, 2011 through June 30, 2011.

The Berkeley/Graham/Tiverton Series has an investment in the Berkeley Quantitative Colorado Fund, LLC. The Berkeley Quantitative Colorado Fund, LLC is not consolidated into the financial statements of the Berkeley/Graham/Tiverton Series because the Trust has no control or transparency over the operations of the Trading Company. This investment is on the statements of financial condition as investment in Berkeley Quantitative Colorado Fund, LLC and any changes in fair value are shown on the statements of operations as net unrealized gain/(loss) on investment in Berkeley Quantitative Colorado Fund, LLC.

The financial statements of the Currency Series include the assets, liabilities and earnings of its wholly-owned trading company, Frontier Trading Company III, LLC.

The financial statements of the Long Only Commodity Series include the assets, liabilities and earnings of its wholly-owned trading company, Frontier Trading Company VIII, LLC.

The financial statements of the Winton/Graham Series include the earnings of Frontier Trading Company V, LLC through June 17, 2011.

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

U.S. Treasury Securities, custom time deposits and certain demand deposits are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. Interest income from demand deposits of the Series is allocated to the respective Series in proportion to their daily NAV.

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

Custom Time Deposits—Custom time deposits are structured deposit agreements with U.S. Bank National Association that earn a guaranteed fixed interest rate between 2.17% and 3.75% , mature nine months from the deposit date and are subject to automatic six-month rollovers through October 2013. Custom time deposits were purchased on September 15, 2009, October 21, 2008 and October 30, 2008. Interest is paid monthly or at least every nine months. Unscheduled withdrawals will be subject to certain penalties and other costs of up to 1.0% of the amount deposited if withdrawn within the first nine months from the deposit date. The withdrawal fee is set at 0.225% for the period from nine months to one year subsequent to the deposit date and decreases by .05% increments for each year thereafter through the maturity date. Custom time deposits are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. The Trust values the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.50 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to ASC 820.

Credit Default Swaps—The Trust invests in credit default swaps for the purpose of transferring part of the risk of concentration of deposits with U.S. Bank National Association to other major financial institutions. See Note 4. Credit Default Swaps are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. Credit Default Swaps are reported at fair value based upon daily valuations provided by a third party pricing service. The Series record the daily change in fair value in the statements of operations as net unrealized gain/(loss) on swap contracts.

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

Each Series allocates funds to an affiliated Trading Company, or Companies, of the Trust. Each Trading Company allocates all of its daily trading gains or losses to the Series in proportion to each Series’ ownership interest in the Trading Company, adjusted on a daily basis. As of June 30, 2011, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

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

Investments and Swaps— The Trust records investment transactions on a trade date basis and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts utilizing Level 2 inputs are reported at fair value based on daily reports from the swap counterparty that may be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Other Swap Contracts are reported utilizing Level 3 Inputs. Swap Contracts are reported at fair value based upon a daily range of valuations provided by a third party pricing service and corroborated by weekly counterparty settlement values. The third party pricing service utilizes a Black Scholes pricing model with input adjustments factoring in volatility and liquidity of the instruments. All valuation processes are monitored by the valuation committee of the Managing Owner.

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

Recently Adopted Accounting Pronouncements—In January 2010, FASB issued Accounting Standards update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. As this update is disclosure related, adoption of ASU 2010-06 on January 1, 2011 did not have a material impact on the Trust’s statement of financial condition, results of operations or cash flows.

Recently Issued Accounting Pronouncements—In May 2011, the FASB issued ASU No. 2011-04 which provides guidance pertaining to fair value measurement that included a common definition of fair value and information to assist reporting entities to measure and disclose fair value with regards to U.S. GAAP and International Financial Reporting Standards (“IFRS”) convergence issues. This guidance becomes effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. We are currently evaluating the impact that this accounting guidance may have on the Trust’s statement of financial condition, results of operations or cash flows.

Reclassification—Certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 presentation. None of the reclassifications had an impact of the NAV of any of the Series.

Subsequent Events—The Trust follows the provisions of FASB ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Refer to Note 11.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Certain Swap Contracts are reported utilizing Level 2 inputs. These Swap Contracts are reported at fair value based on daily reports from the swap counterparty that may be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Swap contacts utilizing Level 2 inputs are reported at fair value based on daily reports from the swap counterparty that may be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Other Swap Contracts are reported utilizing Level 3 Inputs. These Swap Contracts are reported at fair value based upon daily valuations provided by a third party pricing service and corroborated by weekly counterparty settlement values. The third party pricing service utilizing a Black Scholes pricing model with input adjustments factoring in volatility and liquidity of the instruments. Prior to December 23, 2010, these Swap Contracts were reported at fair value based upon returns/values that were provided on less than a daily frequency from the swap counterparty, requiring additional internal financial modeling to develop pricing.

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

Investment in the Berkeley Quantitative Colorado Fund, LLC. Investment in Berkeley Quantitative Colorado Fund, LLC is valued based on the daily net asset value as reported by the managing member of the Berkeley Quantitative Colorado Fund, LLC. The reported net asset value represents fair value based on observable data such as ongoing redemption and/or subscription activity, which is reported as a Level 2 input.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

				Total
June 30, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Frontier Diversified Series
Swap Contracts	—	—	8,893,127	8,893,127
Investment in Unconsolidated Trading Companies	24,323,597	1,491,913	7,010,390	32,825,901
U.S. Treasury Securities	14,587,982	—	—	14,587,982
Frontier Dynamic Series
Swap Contracts	—	—	10,836,782	10,836,782
U.S. Treasury Securities	2,847,902	—	—	2,847,902
Inter-Series Payables	28,040,798	—	—	28,040,798
Frontier Long/Short Commodity Series
Swap Contracts	—	—	38,861	38,861
Investment in Unconsolidated Trading Companies	8,136,152	633,031	1,345,380	10,114,563
U.S. Treasury Securities	9,075,211	—	—	9,075,211
Frontier Masters Series
Open Trade Equity (Deficit)	(172,909)	—	—	(172,909)
Swap Contracts	—	—	30,172	30,172
Investment in Unconsolidated Trading Companies	5,309,586	371,094	—	5,680,680
U.S. Treasury Securities	7,046,041	—	—	7,046,041
Balanced Series
Open Trade Equity (Deficit)	(2,886,971)	1,987,790	—	(899,181)
Swap Contracts	—	—	27,901,937	27,901,937
Investment in Unconsolidated Trading Companies	11,132,105	690,655	—	11,822,760
U.S. Treasury Securities	26,120,481	—	—	26,120,481
Inter-Series Receivables	40,334,333	—	—	40,334,333
Berkeley/Graham/Tiverton Series
Swap Contracts	—	—	23,721	23,721
Investment in Unconsolidated Trading Companies	4,053,303	536,309	—	4,589,612
Investment in Berkeley Quantitative Colorado Fund, LLC	—	6,843,648	—	6,843,648
U.S. Treasury Securities	5,539,497	—	—	5,539,497
Currency Series
Open Trade Equity (Deficit)	(18,415)	21,174	—	2,759
Swap Contracts	—	—	5,175,354	5,175,354
U.S. Treasury Securities	1,675,323	—	—	1,675,323
Inter-Series Payables	12,293,535	—	—	12,293,535
Long Only Commodity Series
Swap Contracts	—	191,658	1,679	193,337
U.S. Treasury Securities	387,330	—	—	387,330
Managed Futures Index Series
Swap Contracts	—	—	1,915	1,915
Investment in Unconsolidated Trading Companies	471,550	—	—	471,550
U.S. Treasury Securities	447,280	—	—	447,280
Winton Series
Swap Contracts	—	—	28,690	28,690
Investment in Unconsolidated Trading Companies	5,137,145	(908)	—	5,136,237
U.S. Treasury Securities	6,700,071	—	—	6,700,071
Winton/Graham Series
Open Trade Equity	—	—	—	—
Swap Contracts	—	—	19,554	19,554
Investment in Unconsolidated Trading Companies	6,336,312	(402)	—	6,335,910
U.S. Treasury Securities	4,566,351	—	—	4,566,351

				Total
December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value

Frontier Diversified Series
Swap Contracts	—	—	11,407,905	11,407,905
Investment in Unconsolidated Trading Companies	36,804,536	5,737,148	12,398,412	54,940,095
U.S. Treasury Securities	13,620,730	—	—	13,620,730
Frontier Dynamic Series
Swap Contracts	—	—	10,956,772	10,956,772
U.S. Treasury Securities	2,796,510	—	—	2,796,510
Inter-Series Payables	28,320,283	—	—	28,320,283
Frontier Long/Short Commodity Series
Investment in Unconsolidated Trading Companies	31,804,854	596,889	562,705	32,964,448
U.S. Treasury Securities	6,801,035	—	—	6,801,035
Frontier Masters Series
Swap Contracts	—	—	26,242,246	26,242,246
Investment in Unconsolidated Trading Companies	13,705,024	2,216,634	—	15,921,658
U.S. Treasury Securities	3,543,554	—	—	3,543,554
Balanced Series
Open Trade Equity	1,724,008	24,366,202	—	26,090,210
Swap Contracts	—	—	49,811,462	49,811,462
Investment in Unconsolidated Trading Companies	41,577,810	494,568	—	42,072,378
U.S. Treasury Securities	27,253,497	—	—	27,253,497
Inter-Series Receivables	41,137,058	—	—	41,137,058
Campbell/Graham/Tiverton Series
Investment in Unconsolidated Trading Companies	9,244,073	3,421,798	—	12,665,871
Investment in Berkeley Quantitative Colorado Fund, LLC	—	10,157,099	—	10,157,099
U.S. Treasury Securities	7,024,829	—	—	7,024,829
Currency Series
Open Trade Equity	28,390	(1,292)	—	27,098
Swap Contracts	—	—	5,668,768	5,668,768
U.S. Treasury Securities	2,009,673	—	—	2,009,673
Inter-Series Payables	12,816,775	—	—	12,816,775
Long Only Commodity Series
Swap Contracts	—	790,796	—	790,796
U.S. Treasury Securities	485,541	—	—	485,541
Managed Futures Index Series
Investment in Unconsolidated Trading Companies	992,837	—	—	992,837
U.S. Treasury Securities	597,700	—	—	597,700
Winton Series
Investment in Unconsolidated Trading Companies	6,224,743	(1,836)	—	6,222,907
U.S. Treasury Securities	8,020,509	—	—	8,020,509
Winton/Graham Series
Open Trade Equity	1,427,138	—	—	1,427,138
Investment in Unconsolidated Trading Companies	3,384,249	(998)	—	3,383,251
U.S. Treasury Securities	7,045,351	—	—	7,045,351

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the consolidated statement of operations. During the six months ended June 30, 2011, all identified Level 3 assets are components of the Frontier Diversified Series, Frontier Dynamic Series, Frontier Masters Series, Balanced Series and the Currency Series.

	Frontier Diversified Series	Frontier Dynamic Series	Frontier Long/Short Commodity Series	Frontier Masters Series
	For The Six Months Ended June 30, 2011	For The Six Months Ended June 30, 2011	For The Six Months Ended June 30, 2011	For The Six Months Ended June 30, 2011
Balance of recurring Level 3 assets as of January 1, 2011	$23,806,317	$10,956,772	$562,870	$26,242,246
Total gains or losses (realized/unrealized):
Included in earnings-realized	(308,941)	—	—	2,070,356
Included in earnings-unrealized	(388,618)	(141,844)	(31,394)	(1,636,815)
Purchases of investments	45,928	13,076	78,248	142,819
Proceeds from sales of investments	(1,933,000)	—	—	(26,826,316)
Change in ownership allocation of credit default swaps	69,853	8,778	(7,993)	37,882
Change in unrealized in investment of unconsolidated trading companies	1,972,226	—	944,779	—
Proceeds from sales of investments of unconsolidated trading companies	(5,521,512)	—	(1,059,646)	—
Change in other activity in investment of unconsolidated trading companies	(1,838,736)	—	897,377	—
Transfers in and/or out of Level 3	—	—	—	—

Balance of recurring Level 3 assets as of June 30, 2011	$15,903,517	$10,836,782	$1,384,241	$30,172

	Balanced Series	Berkeley/ Graham/ Tiverton Series	Currency Series	Long Only Commodity Series
	For The Six Months Ended June 30, 2011	For The Six Months Ended June 30, 2011	For The Six Months Ended June 30, 2011	For The Six Months Ended June 30, 2011
Balance of recurring Level 3 assets as of January 1, 2011	$49,811,462	$—	$5,668,768	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	6,689,123	—	—	—
Included in earnings-unrealized	(8,846,752)	(21,451)	(506,945)	2,322
Purchases of investments	217,290	71,712	23,489	4,639
Proceeds from sales of investments	(19,954,983)	—	—	—
Change in ownership allocation of credit default swaps	(14,203)	(26,540)	(9,958)	(5,282)
Transfers in and/or out of Level 3	—	—	—	—

Balance of recurring Level 3 assets as of June 30, 2011	$27,901,937	$23,721	$5,175,354	$1,679

	Managed Futures Index Series	Winton Series	Winton/ Graham Series
	For The Six Months Ended June 30, 2011	For The Six Months Ended June 30, 2011	For The Six Months Ended June 30, 2011
Balance of recurring Level 3 assets as of January 1, 2011	$—	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	(2,124)	(27,842)	(20,249)
Purchases of investments	3,811	83,357	64,011
Proceeds from sales of investments	—	—	—
Change in ownership allocation of credit default swaps	228	(26,825)	(24,208)
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of June 30, 2011	$1,915	$28,690	$19,554

	Frontier Diversified Series	Frontier Dynamic Series	Frontier Long/Short Commodity Series
	For The Year Ended December 31, 2010	For The Year Ended December 31, 2010	For The Year Ended December 31, 2010
Balance of recurring Level 3 assets as of January 1, 2010	$11,091,045	$10,027,253	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	416,156	929,519	—
Purchases, sales, issuances, and settlements, net	2,441,110	—	—
Net change in investment of unconsolidated trading companies	9,858,006	—	562,870
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2010	$23,806,317	$10,956,772	$562,870

	Frontier Masters Series	Balanced Series	Currency Series
	For The Year Ended December 31, 2010	For The Year Ended December 31, 2010	For The Year Ended December 31, 2010
Balance of recurring Level 3 assets as of January 1, 2010	$15,972,156	$41,020,535	$4,992,959
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	3,474,611	8,790,927	675,809
Purchases, sales, issuances, and settlements, net	6,795,479	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2010	$26,242,246	$49,811,462	$5,668,768

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

Each Series invests in Credit Default Swaps (“CDS”) with highly-rated counterparties as part of its portfolio. CDSs are over-the-counter investment instruments designed to hedge counterparty risk and generally pay upon the happening of a credit default of a counterparty. The CDS are allocated to each Series based on their percentage ownership in the pooled cash management assets at U.S. Bank National Association as of the reporting date. Approximately 23% of the Trust’s U.S. Bank National Association exposure is risk-hedged in this manner with BNP Paribas through March 20, 2012, and 15% with Societe Generale expiring from December 20, 2011 through March 20, 2012.

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of June 30, 2011, approximately 7.2% of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

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

The Long Only Commodity Series, through the Trading Company in which the assets of the Long Only Commodity Series have been allocated, have entered into various Swaps with one or more swap counterparties. The Swaps enable the Long Only Commodity Series to earn returns similar to returns (less the fees and expenses of the Long Only Commodities Series, including the expenses associated with the Swaps) of the Thompson Reuters/Jefferies CRB Index (the “RJ/CRB Index”), and the Jefferies Commodity Performance Index (the “JCPI”). Specifically, the Trading Company, which will hold the assets allocable to the Long Only Commodity Series, will enter into Swaps linked to the RJ/CRB Index and the JCPI at the direction of the Managing Owner.

The Trust has invested in the following Swaps as of June 30, 2011:

	Frontier Diversified Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap	Option Basket
Counterparty	BNP Paribas	Societe Generale	Societe Generale	Company D
Notional Amount	$42,411	$12,238	$7,818	$7,437,929
Termination Date	3/20/2012	3/20/2012	12/20/2011	6/6/2014
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—	$(308,941)

Unrealized Gain/(Loss)	$(33,433)	$(9,670)	$(10,212)	$(335,303)

Fair Value as of 6/30/2011	$42,411	$12,238	$7,818	$8,830,660

	Frontier Dynamic Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap	Option Basket
Counterparty	BNP Paribas	Societe Generale	Societe Generale	Company E
Notional Amount	$8,280	$2,389	$1,526	$27,161,769
Termination Date	3/20/2012	3/20/2012	12/20/2011	6/6/2014
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—	$—

Unrealized Gain/(Loss)	$(5,827)	$(1,822)	$(2,009)	$(132,186)

Fair Value as of 3/31/2011	$8,280	$2,389	$1,526	$10,824,587

	Frontier Long/Short Commodity Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale
Notional Amount	$26,385	$7,613	$4,863
Termination Date	3/20/2012	3/20/2012	12/20/2011
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$(18,345)	$(6,402)	$(6,647)

Fair Value as of 6/30/2011	$26,385	$7,613	$4,863

	Frontier Masters Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale
Notional Amount	$20,485	$5,911	$3,776
Termination Date	3/20/2012	3/20/2012	12/20/2011
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$(16,304)	$(4,692)	$(5,241)

Fair Value as of 6/30/2011	$20,485	$5,911	$3,776

	Balanced Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap	Option Basket
Counterparty	BNP Paribas	Societe Generale	Societe Generale	Company A
Notional Amount	$75,939	$21,913	$13,998	$15,792,082
Termination Date	3/20/2012	3/20/2012	12/20/2011	11/6/2012
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—	$6,689,123

Unrealized Gain/(Loss)	$(55,807)	$(17,764)	$(17,666)	$(8,755,515)

Fair Value as of 6/30/2011	$75,939	$21,913	$13,998	$27,790,087

	Berkeley/Graham/Tiverton Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale
Notional Amount	$16,105	$4,647	$2,969
Termination Date	3/20/2012	3/20/2012	12/20/2011
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$(13,633)	$(3,683)	$(4,135)

Fair Value as of 6/30/2011	$16,105	$4,647	$2,969

	Currency Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap	Option Basket
Counterparty	BNP Paribas	Societe Generale	Societe Generale	Company B
Notional Amount	$4,871	$1,405	$898	$10,812,109
Termination Date	3/20/2012	3/20/2012	12/20/2011	1/26/2013
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—	$—

Unrealized Gain/(Loss)	$(3,983)	$(1,145)	$(1,228)	$(500,589)

Fair Value as of 6/30/2011	$4,871	$1,405	$898	$5,168,180

	Long Only Commodity Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap	Reuters/Jefferies CRB Index	Jefferies Commodity Performance Index
Counterparty	BNP Paribas	Societe Generale	Societe Generale	Company C	Company C
Notional Amount	$1,146	$325	$208	$1,500,000	$1,500,000
Termination Date	3/20/2012	3/20/2012	12/20/2011	2/29/2012	2/29/2012
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—	$66,592	$2,080

Unrealized Gain/(Loss)	$(1,090)	$(296)	$(313)	$—	$—

Fair Value as of 6/30/2011	$1,146	$325	$208	$96,779	$94,879

	Managed Futures Index Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale
Notional Amount	$1,300	$375	$240
Termination Date	3/20/2012	3/20/2012	12/20/2011
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$(1,333)	$(379)	$(412)

Fair Value as of 6/30/2011	$1,300	$375	$240

	Winton Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale
Notional Amount	$19,478	$5,621	$3,591
Termination Date	3/20/2012	3/20/2012	12/20/2011
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$(17,486)	$(4,903)	$(5,453)

Fair Value as of 6/30/2011	$19,478	$5,621	$3,591

	Winton/Graham Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale
Notional Amount	$13,276	$3,831	$2,447
Termination Date	3/20/2012	3/20/2012	12/20/2011
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$(13,104)	$(3,432)	$(3,713)

Fair Value as of 6/30/2011	$13,276	$3,831	$2,447

The Trust has invested in the following Swaps as of December 31, 2010:

	Option Basket Frontier Diversified Series	Option Basket Frontier Dynamic Series	Option Basket Frontier Masters Series	Option Basket Balanced Series
Series:	Frontier Diversified Series	Frontier Dynamic Series	Frontier Masters Series	Balanced Series
Counterparty	Company D	Company E	Company F	Company A
Notional Amount	$15,569,595	$27,048,602	$26,242,246	$68,460,196
Termination Date	6/6/2014	6/6/2014	6/6/2014	11/6/2012
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Unrealized Gain/(Loss)	$416,156	$929,519	$3,474,611	$8,790,927

Fair Value as of 12/31/2010	$11,407,905	$10,956,772	$26,242,246	$49,811,462

	Option Basket Currency Series	Reuters/Jefferies CRB Index	Jefferies Commodity Performance Index

Series:	Currency Series	Long/Only Commodity Series	Long/Only Commodity Series
Counterparty	Company B	Company C	Company C
Notional Amount	$11,567,063	$2,040,000	$2,040,000
Termination Date	1/26/2013	2/28/2011	2/28/2011
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$190,556	$319,106

Unrealized Gain/(Loss)	$675,809	$0	$0

Fair Value as of 12/31/2010	$5,668,768	$415,648	$375,148

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

The following table summarizes the Balanced Series, Winton Series, Berkeley/Graham/Tiverton Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series, and Frontier Masters Series investments in unconsolidated Trading Companies as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011		As of December 31, 2010
	Percentage of Series Net Assets Invested in Trading Companies	Fair Value	Percentage of Series Net Assets Invested in Trading Companies	Fair Value
Series

Balanced Series —
Frontier Trading Companies II and VII	3.62%	$11,822,760	9.82%	$42,072,378

Winton Series —
Frontier Trading Company II	10.49%	$5,136,237	10.25%	$6,222,907

Berkeley/Graham/Tiverton Series —
Frontier Trading Companies V and XV	9.59%	$4,589,612	18.04%	$12,665,871

Winton/Graham Series —
Frontier Trading Companies II and V	17.30%	$6,335,910	5.35%	$3,383,251

Frontier Long/Short Commodity Series —
Frontier Trading Companies I and VII	14.54%	$10,114,563	42.71%	$32,964,448

Managed Futures Index Series —
Frontier Trading Company IX	13.35%	$471,550	19.24%	$992,837

Frontier Diversified Series —
Frontier Trading Companies I, II, V, VII, IX, XIV, XV and XXI	23.95%	$32,825,901	34.45%	$54,940,095

Frontier Masters Series —
Frontier Trading Companies II, XIV and XV	10.46%	$5,680,680	24.02%	$15,921,658

The following tables summarize the Balanced Series, Winton Series, Berkeley/Graham/Tiverton Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series and Frontier Masters Series equity in earnings from Trading Companies for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30, 2011				Three Months Ended June 30, 2010
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)

Trading Company

Balanced Series —
Frontier Trading Company II LLC	$(9,903)	$443,234	$(1,381,577)	$(948,246)	$(17,405)	$3,022,597	$(1,352,409)	1,652,783
Frontier Trading Company VI LLC	—	—	—	—	(5,317)	195,734	(145,543)	44,874
Frontier Trading Company VII, LLC	(237,925)	36,294,400	(22,026,566)	14,029,909	(649,582)	4,531,432	8,786,295	12,668,145
Frontier Trading Company XIV, LLC	(53,324)	1,110,588	(474,975)	582,289	(30,506)	(917,624)	(79,181)	(1,027,311)
Frontier Trading Company XVI, LLC	—	—	—	—	(53)	(1,530)	(344)	(1,927)
Frontier Trading Company XIX, LLC	—	—	—	—	(675)	(12,744)	(19,760)	(33,179)

Total	$(301,152)	$37,848,222	$(23,883,118)	$13,663,952	$(703,538)	$6,817,865	$7,189,058	$13,303,385

Winton Series —
Frontier Trading Company II LLC	$(10,215)	$501,783	$(1,385,215)	$(893,647)	$(25,281)	$4,390,100	$(1,985,650)	$2,379,169

Berkeley/Graham/Tiverton Series —
Frontier Trading Company V LLC	$(45,632)	$(31,321)	$(385,262)	$(462,215)	$(71,962)	$1,303,604	$(1,033,664)	$197,978
Frontier Trading Company VI LLC	(120)	(121)	—	(241)	—	—	—	—
Frontier Trading Company XV, LLC	(22,887)	(215,703)	(244,143)	(482,733)	(25,645)	(256,441)	708,937	426,851

Total	$(68,639)	$(247,145)	$(629,405)	$(945,189)	$(97,607)	$1,047,163	$(324,727)	$624,829

Winton/Graham Series —
Frontier Trading Company II LLC	$(4,641)	$302,332	$(531,396)	$(233,705)	$(12,826)	$2,226,838	$(1,007,525)	$1,206,487
Frontier Trading Company V LLC	(6,926)	(308,886)	(123,307)	(439,119)	—	—	—	—

	$(11,567)	$(6,554)	$(654,703)	$(672,824)	$(12,826)	$2,226,838	$(1,007,525)	$1,206,487

Frontier Long/Short Commodity Series —
Frontier Trading Company I LLC	$(13,156)	$(27,076)	$(672,218)	$(712,450)	$(5,104)	$(42,792)	$(234,193)	$(282,089)
Frontier Trading Companies VII, LLC	(97,121)	66,893,905	(67,936,469)	(1,139,685)	(502,244)	(2,243,935)	2,262,267	(483,912)

Total	$(110,277)	$66,866,829	$(68,608,687)	$(1,852,135)	$(507,348)	$(2,286,727)	$2,028,074	$(766,001)

Managed Futures Index Series —
Frontier Trading Company IX, LLC	$(2,905)	$(294,003)	$17,581	$(279,327)	$(6,656)	$161,989	$79,237	$234,570

Frontier Diversified Series —
Frontier Trading Company I LLC	$(299,663)	$(4,243,862)	$(1,485,929)	$(6,029,454)	$(115,049)	$891,217	$(106,277)	$669,891
Frontier Trading Company II LLC	(4,218)	186,154	(592,127)	(410,191)	(4,061)	708,022	(312,311)	391,650
Frontier Trading Company V LLC	(6,069)	(14,690)	(59,503)	(80,262)	(6,993)	122,858	(95,114)	20,751
Frontier Trading Company VI LLC	(88)	(89)	—	(177)	(1,601)	58,606	(43,176)	13,829
Frontier Trading Company VII, LLC	(79,070)	11,049,136	(6,577,765)	4,392,301	(146,033)	846,161	1,881,439	2,581,567
Frontier Trading Company IX, LLC	(4,717)	(443,495)	(93,384)	(541,596)	(5,819)	142,360	77,614	214,155
Frontier Trading Company XIII, LLC	—	—	—	—	(1,024)	35,165	157,387	191,528
Frontier Trading Company XIV, LLC	(25,543)	366,496	(472,284)	(131,331)	(11,704)	(351,040)	(31,332)	(394,076)
Frontier Trading Company XV, LLC	(40,188)	(346,537)	(678,596)	(1,065,321)	(18,812)	(169,216)	586,029	398,001
Frontier Trading Company XXI, LLC	(194)	(3,541)	(8,007)	(11,742)	—	—	—	—

Total	$(459,750)	$6,549,572	$(9,967,595)	$(3,877,773)	$(311,096)	$2,284,133	$2,114,259	$4,087,296

Frontier Masters Series —
Frontier Trading Company II LLC	$(2,892)	$166,793	$(364,309)	$(200,408)	$(4,536)	$783,295	$(366,021)	$412,738
Frontier Trading Company XIV, LLC	(48,313)	839,234	(552,737)	$238,184	(21,055)	(646,798)	(68,155)	(736,008)
Frontier Trading Company XV, LLC	(13,909)	(136,713)	(99,462)	$(250,084)	(14,433)	(125,798)	486,276	346,045

Total	$(65,114)	$869,314	$(1,016,508)	$(212,308)	$(40,024)	$10,699	$52,100	$22,775

	Six Months Ended June 30, 2011				Six Months Ended June 30, 2010
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)

Trading Company

Balanced Series —
Frontier Trading Company II LLC	$(21,280)	$2,815,143	$(2,213,992)	$579,871	$(33,645)	$3,571,412	$440,223	3,977,990
Frontier Trading Company VI LLC	—	—	—	—	(6,708)	230,136	(42,437)	180,991
Frontier Trading Company VII, LLC	(648,238)	4,623,865	29,765,609	33,741,236	(1,589,155)	8,531,301	7,571,659	14,513,805
Frontier Trading Company XIV, LLC	(83,595)	2,045,925	(189,232)	1,773,098	(50,427)	(2,572,596)	1,870,237	(752,786)
Frontier Trading Company XVI, LLC	—	—	—	—	(53)	(1,530)	(344)	(1,927)
Frontier Trading Company XIX, LLC	—	—	—	—	(675)	(12,744)	(19,760)	(33,179)

Total	$(753,113)	$9,484,933	$27,362,385	$36,094,205	$(1,680,663)	$9,745,979	$9,819,578	$17,884,894

Winton Series —
Frontier Trading Company II LLC	$(22,584)	$3,080,340	$(2,293,235)	$764,521	$(47,774)	$5,212,627	$793,760	$5,958,613

Berkeley/Graham/Tiverton Series —
Frontier Trading Company V LLC	$(117,842)	$55,095	$(729,318)	$(792,065)	$(127,933)	$(201,110)	$(553,807)	$(882,850)
Frontier Trading Company VI LLC	(1,451)	259,429	(127,648)	130,330	(21,105)	(1,829,237)	523,687	(1,326,655)
Frontier Trading Company XV, LLC	(38,759)	1,114,480	(1,849,090)	(773,369)	(55,006)	1,363,809	(343,764)	965,039

Total	$(158,052)	$1,429,004	$(2,706,056)	$(1,435,104)	$(204,044)	$(666,538)	$(373,884)	$(1,244,466)

Winton/Graham Series —
Frontier Trading Company II LLC	$(11,344)	$1,699,510	$(1,025,070)	$663,096	$(24,256)	$2,642,709	$421,623	$3,040,076
Frontier Trading Company V LLC	(6,926)	(308,886)	(123,307)	(439,119)	—	—	—	—

	$(18,270)	$1,390,624	$(1,148,377)	$223,977	$(24,256)	$2,642,709	$421,623	$3,040,076

Frontier Long/Short Commodity Series —
Frontier Trading Company I LLC	$(20,139)	$478,450	$(913,590)	$(455,279)	$(12,385)	$(141,132)	$(83,377)	$(236,894)
Frontier Trading Companies VII, LLC	(257,607)	62,185,244	(51,183,927)	10,743,710	(708,382)	(9,546,348)	12,410,701	2,155,971

Total	$(277,746)	$62,663,694	$(52,097,517)	$10,288,431	$(720,767)	$(9,687,480)	$12,327,324	$1,919,077

Managed Futures Index Series —
Frontier Trading Company IX, LLC	$(6,745)	$(220,942)	$(247,913)	$(475,600)	$(11,099)	$(35,057)	$238,614	$192,458

Frontier Diversified Series —
Frontier Trading Company I LLC	$(636,820)	$(2,735,277)	$(1,809,707)	$(5,181,804)	$(162,443)	$483,001	$(135,486)	$185,072
Frontier Trading Company II LLC	(9,046)	1,191,831	(949,501)	233,284	(7,335)	820,416	160,270	973,351
Frontier Trading Company V LLC	(14,409)	(5,115)	(99,321)	(118,845)	(10,102)	119,407	18,858	128,163
Frontier Trading Company VI LLC	(1,073)	192,170	(95,556)	95,541	(4,299)	(128,700)	63,423	(69,576)
Frontier Trading Company VII, LLC	(224,773)	77,417	11,394,793	11,247,437	(306,137)	1,651,589	1,765,416	3,110,868
Frontier Trading Company IX, LLC	(8,863)	(364,271)	(357,494)	(730,628)	(8,399)	14,736	33,752	40,089
Frontier Trading Company XIII, LLC	—	—	—	—	(1,024)	35,165	157,387	191,528
Frontier Trading Company XIV, LLC	(38,069)	753,453	(350,574)	364,810	(21,541)	(1,188,141)	616,607	(593,075)
Frontier Trading Company XV, LLC	(65,266)	1,762,461	(3,224,966)	(1,527,771)	(32,121)	566,253	123,497	657,629
Frontier Trading Company XXI, LLC	(340)	(17,320)	(1,730)	(19,390)	—	—	—	—

Total	$(998,659)	$855,349	$4,505,944	$4,362,634	$(553,401)	$2,373,726	$2,803,724	$4,624,049

Frontier Masters Series —
Frontier Trading Company II LLC	$(6,666)	$952,987	$(643,854)	$302,467	$(8,218)	$914,091	$126,056	$1,031,929
Frontier Trading Company XIV, LLC	(80,751)	1,839,866	(238,375)	$1,520,740	(37,025)	(2,021,462)	971,561	(1,086,926)
Frontier Trading Company XV, LLC	(24,107)	721,063	(1,135,132)	$(438,176)	(27,305)	587,937	36,404	597,036

Total	$(111,524)	$3,513,916	$(2,017,361)	$1,385,031	$(72,548)	$(519,434)	$1,134,021	$542,039

The statements of financial condition as of June 30, 2011 and December 31, 2010 and the Condensed Statement of Income for the three months ended June 30, 2011 and 2010 for the unconsolidated Trading Companies are as follows:

	Frontier Trading	Frontier Trading	Frontier Trading
Statements of Financial Condition - June 30, 2011	Company II LLC	Company V LLC	Company VII LLC

Cash held at futures commission merchants	$16,659,192	$9,184,237	$43,386,644
Receivable from related party	—	—	916,661
Open trade equity	(835,806)	(341,226)	(28,552,468)

Total assets	$15,823,386	$8,843,011	$15,750,837

Members’ equity	$15,823,386	$8,843,011	$15,750,837

Condensed Statement of Income - For the Three Months Ended June 30, 2011

Interest income	$(272)	$1,241	$(86)
Net realized gain on investments, less commissions	1,568,426	(142,388)	113,823,325
Change in open trade equity	(4,254,622)	(927,132)	(96,540,799)

Net income	$(2,686,468)	$(1,068,279)	$17,282,440

Condensed Statement of Income - For the Six Months Ended June 30, 2011

Interest income	$809	$4,129	$2,326
Net realized gain on investments, less commissions	9,668,890	(108,992)	65,755,908
Change in open trade equity	(7,125,651)	(1,768,339)	(10,023,525)

Net income	$2,544,048	$(1,873,202)	$55,734,709

	Frontier Trading	Frontier Trading	Frontier Trading
Statements of Financial Condition - December 31, 2010	Company II LLC	Company VII LLC	Company XIV LLC

Cash held at futures commission merchants	$13,321,102	$83,823,713	$4,340,260

Open trade equity/(deficit)	6,357,985	(15,607,877)	1,531,050

Total assets	$19,679,087	$68,215,836	$5,871,310

Members’ equity	$19,679,087	$68,215,836	$5,871,310

Condensed Statement of Income - For the Three Months Ended June 30, 2010

Interest income	$2,180	$2,142	$(2,321)
Net realized gain on investments, less commissions	11,066,746	1,835,799	(1,980,135)
Change in open trade equity	(5,023,915)	12,930,002	(178,789)

Net income	$6,045,011	$14,767,943	$(2,161,245)

Condensed Statement of Income - For the Six Months Ended June 30, 2010

Interest income	$2,135	$2,062	$(9,189)
Net realized gain on investments, less commissions	13,040,029	(8,835,009)	(6,978,161)
Change in open trade equity	1,941,933	25,542,197	2,730,531

Net income	$14,984,097	$16,709,250	$(4,256,819)

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

The following table summarizes the Balanced Series advances to and reductions from the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series of the Trust for the six months ending June 30, 2011 and the twelve months ending December 31, 2010.

Balanced Series

Summary by Quarter

For the Six Months Ended June 30, 2011

	Currency Series		Frontier		Total
			Dynamic Series
Inter-series receivables January 1, 2011	$12,816,775		$28,320,283		$41,137,058
Additions during period	—		—		—
Reduction during period	—		—		—
Earnings on inter-series receivables	(476,691)		(563,946)		(1,040,637)

Inter-series receivables March 31, 2011	$12,340,084	(1)	$27,756,337	(1)	$40,096,421

Additions during period	—		—		—
Reduction during period	—		—		—
Earnings/(loss) on inter-series receivables	(46,549)		284,461		237,912

Inter-series receivables June 30, 2011	$12,293,535	(1)	$28,040,798	(1)	$40,334,333

Balanced Series

Summary by Quarter

For the Year Ended December 31, 2010

	Currency Series	Frontier	Frontier	Frontier	Total
		Diversified Series	Dynamic Series	Masters Series
Inter-series receivables January 1, 2010	$12,266,758	$10,962,073	$27,676,116	$18,184,135	$69,089,082
Additions during period	—	—	—	—	—
Reduction during period	—	—	—	—	—
Earnings on inter-series receivables	329,038	(102,443)	(129,208)	125,024	222,411

Inter-series receivables March 31, 2010	$12,595,796	$10,859,630	$27,546,908	$18,309,159	$69,311,493

Additions during period	—	—	—	—	—
Reduction during period	—	(11,139,253)	—	—	(11,139,253)
Earnings on inter-series receivables	177,705	279,623	(130,449)	(122,674)	204,205

Inter-series receivables June 30, 2010	$12,773,501	$—	$27,416,459	$18,186,485	$58,376,445

Additions during period	—	—	—	—	—
Reduction during period	—	—	—	(19,013,476)	(19,013,476)
Earnings on inter-series receivables	238,872	—	538,835	826,991	1,604,698

Inter-series receivables September 30, 2010	$13,012,373	$—	$27,955,294	$—	$40,967,667

Additions during period	—	—	—	—	—
Reduction during period	—	—	—	—	—
Earnings on inter-series receivables	(195,598)	—	364,989	—	169,391

Inter-series receivables December 31, 2010	$12,816,775	$—	$28,320,283	$—	$41,137,058

(1)	Balanced Series Inter-series receivables are corresponding Inter-series payables on the Statements of Financial Condition for the investee Series.

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

The following table summarizes fees earned by the Managing Owner for the three months ended June 30, 2011 and 2010.

Series: Three Months Ended June 30, 2011	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified Series	$468,277	$888,504	$1,200,040	$460,178
Frontier Dynamic Series	—	172,846	—	23,927
Frontier Long/Short Commodity Series	924,616	175,280	674,307	222,469
Frontier Masters Series	(168,742)	362,733	4,277	205,981
Balanced Series	615,487	425,465	4,401,571	1,893,117
Berkeley/Graham/Tiverton Series	312,735	69,503	—	376,172
Currency Series	39,173	22,085	—	40,521
Long Only Commodity Series	11,384	4,105	—	13,563
Managed Futures Index Series	24,587	5,181	—	3,495
Winton Series	318,095	66,122	—	320,735
Winton/Graham Series	366,434	54,152	—	269,572

Series: Three Months Ended June 30, 2010	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified Series	$241,917	$600,952	$853,906	$330,137
Frontier Dynamic Series	—	170,249	—	21,908
Frontier Long/Short Commodity Series	824,235	100,037	588,335	299,535
Frontier Masters Series	241,703	382,310	22,281	151,944
Balanced Series	540,618	452,223	4,979,205	2,168,354
Berkeley/Graham/Tiverton Series	593,711	90,567	—	483,698
Currency Series	40,779	25,847	—	55,456
Long Only Commodity Series	12,768	4,930	—	15,873
Managed Futures Index Series	30,696	6,919	—	8,558
Winton Series	397,180	73,762	—	368,646
Winton/Graham Series	488,551	72,463	—	346,500

The following table summarizes fees earned by the Managing Owner for the six months ended June 30, 2011 and 2010.

Series: Six Months Ended June 30, 2011	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified Series	$949,997	$1,867,170	$2,919,713	$976,227
Frontier Dynamic Series	—	348,206	—	47,917
Frontier Long/Short Commodity Series	1,870,475	329,173	2,304,168	496,020
Frontier Masters Series	739,179	762,843	270,812	431,508
Balanced Series	1,258,352	911,628	8,671,760	4,113,084
Berkeley/Graham/Tiverton Series	690,705	154,756	—	831,210
Currency Series	79,028	45,650	—	85,691
Long Only Commodity Series	24,640	9,177	—	30,063
Managed Futures Index Series	50,636	11,327	—	8,460
Winton Series	650,733	139,960	248,590	684,756
Winton/Graham Series	812,303	123,465	70,874	605,244

Series: Six Months Ended June 30, 2010	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified Series	$404,570	$1,041,644	$1,040,130	$568,306
Frontier Dynamic Series	—	336,622	—	42,558
Frontier Long/Short Commodity Series	1,612,557	192,927	666,437	621,685
Frontier Masters Series	443,985	681,482	22,281	261,372
Balanced Series	898,610	872,504	5,932,686	4,272,276
Berkeley/Graham/Tiverton Series	1,175,602	183,087	—	975,667
Currency Series	80,855	51,740	—	113,495
Long Only Commodity Series	26,990	10,261	—	33,057
Managed Futures Index Series	56,950	12,953	—	17,339
Winton Series	774,060	143,976	—	721,012
Winton/Graham Series	955,133	143,080	—	685,101

The following table summarizes fees payable to the Managing Owner as of June 30, 2011.

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified Series	$156,227	$264,287	$1,294,936	$66,578
Frontier Dynamic	—	55,391	—	1,322
Frontier Long/Short Commodity Series	17,021	8,791	697,704	36,542
Frontier Masters Series	116,179	106,369	—	29,760
Balanced Series	44,890	132,461	3,844,890	132,461
Berkeley/Graham/Tiverton Series	93,631	19,679	—	104,427
Currency Series	12,553	6,852	—	7,593
Long Only Commodity Series	3,283	1,163	—	3,303
Managed Futures Index Series	7,755	1,522	—	848
Winton Series	62,011	19,770	—	77,506
Winton/Graham Series	101,430	15,121	—	68,702

The following table summarizes fees payable to the Managing Owner as of December 31, 2010.

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified Series	$139,758	$310,302	$1,453,102	$48,903
Frontier Dynamic Series	—	59,936	—	726
Frontier Long/Short Commodity Series	300,038	44,699	1,600,703	69,686
Frontier Masters Series	108,531	131,841	229,686	21,894
Balanced Series	114,145	71,087	2,688,776	196,325
Berkeley/Graham/Tiverton Series	152,455	29,714	270,557	148,307
Currency Series	13,860	8,409	—	11,273
Long Only Commodity Series	4,634	1,750	—	5,599
Managed Futures Index Series	10,789	2,154	—	2,338
Winton Series	122,675	25,245	467,341	99,085
Winton/Graham Series	168,136	24,127	623,629	103,698

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the six months ended June 30, 2011, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $15 for the Long/Only Commodity Series and $11 for the Managed Futures Index Series. For the six months ended June 30, 2011, amounts paid or owing the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $20,812 for the Balanced Series, $13,362 for the Frontier Long/Short Commodity Series, $27,383 for the Frontier Diversified Series, $343 for the Currency Series, $4,688 for the Berkeley/Graham/Tiverton Series, $2,538 for the Winton/Graham Series, $6,833 for the Winton Series, $80 for the Frontier Dynamic Series and $11,662 for the Frontier Masters Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Berkeley/Graham/Tiverton Series, Currency Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series and Managed Futures Index Series 20% of the total interest allocated to each Series is paid to the Managing Owner. During the six months ended June 30, 2011, and 2010 the Trust paid $5,039,981 and $5,047,333, respectively, of such interest income to the Managing Owner. Such expenses are not included in the statements of operations of the Series.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. For these services the Managing Owner paid The Bornhoft Group Corporation $1,054,241 and $958,071, respectively, for the six months ended June 30, 2011 and 2010. Additionally, Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $1,897,634 and $1,724,528, respectively, for the six months ended June 30, 2011 and 2010. Such expenses are not included in the statements of operations of the Series.

Bornhoft Group Securities Corporation, a subsidiary of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations. Its results are consolidated with the Managing Owner.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the three and six months ended June 30, 2011 and 2010. This data has been derived from information presented in the financial statements.

	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, March 31, 2011	$106.56	$110.00	$89.72	$92.52	$148.32	$172.54	$172.53	$131.52	$135.69
Net operating results:
Interest income	0.41	0.43	6.68	0.08	0.72	0.84	0.84	0.64	0.66
Expenses	(2.33)	(1.82)	(11.62)	(0.12)	(4.42)	(3.98)	(3.98)	(3.89)	(3.11)
Net gain/(loss) on investments, net of non-controlling interests	(3.01)	(3.24)	5.46	0.99	(4.10)	(4.71)	(4.71)	(3.51)	(3.96)

Net income/(loss)	(4.93)	(4.63)	0.52	0.95	(7.80)	(7.85)	(7.85)	(6.76)	(6.41)

Net asset value, June 30, 2011	$101.63	$105.37	$90.24	$93.47	$140.52	$164.69	$164.68	$124.76	$129.28

Ratios to average net assets (3)
Net investment gain/(loss)	-7.33%	-5.13%	-21.86%	-14.13%	-9.99%	-7.29%	-7.29%	-9.99%	-7.29%
Expenses before incentive fees	5.76%	3.56%	51.43%	43.70%	8.44%	5.73%	5.73%	8.44%	5.73%
Expenses after incentive fees	8.91%	6.71%	51.43%	43.70%	11.95%	9.25%	9.25%	11.95%	9.25%
Total return before incentive fees (2)	-3.81%	-3.39%	0.60%	1.03%	-2.88%	-2.95%	-3.51%	-5.23%	-4.80%
Total return after incentive fees (2)	-4.59%	-4.18%	0.60%	1.03%	-3.76%	-3.82%	-4.39%	-6.10%	-5.67%

	Frontier Masters Series		Balanced Series					Berkeley/Graham/Tiverton Series (5)
	Class 1	Class 2	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2011	$103.11	$106.42	$136.37	$119.99	$166.02	$138.84	$138.85	$108.63	$130.50
Net operating results:
Interest income	0.49	0.50	0.07	0.06	0.08	0.07	0.07	0.02	0.03
Expenses	(0.88)	(0.34)	(3.21)	(2.82)	(2.69)	(2.25)	(2.25)	(1.51)	(0.86)
Net gain/(loss) on investments, net of non-controlling interests	(3.70)	(3.94)	(2.77)	(2.84)	(3.39)	(3.31)	(3.31)	(6.33)	(7.65)

Net income/(loss)	(4.10)	(3.79)	(5.91)	(5.60)	(6.00)	(5.49)	(5.49)	(7.82)	(8.48)

Net asset value, June 30, 2011	$99.01	$102.63	$130.46	$114.39	$160.02	$133.35	$133.36	$100.81	$122.02

Ratios to average net assets (3)
Net investment gain/(loss)	-1.54%	0.62%	-9.36%	-9.36%	-6.37%	-6.37%	-6.37%	-5.60%	-2.61%
Expenses before incentive fees	3.40%	1.25%	4.25%	4.25%	1.26%	1.26%	1.26%	5.69%	2.69%
Expenses after incentive fees	3.43%	1.28%	9.56%	9.56%	6.57%	6.57%	6.57%	5.69%	2.69%
Total return before incentive fees (2)	-3.36%	-3.02%	-2.87%	-3.10%	-2.28%	-2.64%	-2.66%	-6.91%	-5.90%
Total return after incentive fees (2)	-3.37%	-3.03%	-4.19%	-4.42%	-3.61%	-3.96%	-3.99%	-6.91%	-5.90%

	Currency Series		Long Only Series (4)			Managed Futures Index Series (4)
	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3
Per unit operating performance (1)
Net asset value, March 31, 2011	$75.59	$91.88	$99.59	$110.29	$110.29	$112.50	$124.29	$124.29
Net operating results:
Interest income	0.33	0.40	0.52	0.58	0.56	0.57	0.63	0.63
Expenses	(1.38)	(0.99)	(0.93)	(0.50)	(0.48)	(1.34)	(0.87)	(0.87)
Net gain/(loss) on investments, net of non-controlling interests	0.21	0.26	(5.30)	(5.89)	(5.89)	(7.78)	(8.62)	(8.63)

Net income/(loss)	(0.85)	(0.34)	(5.71)	(5.81)	(5.81)	(8.55)	(8.86)	(8.87)

Net asset value, June 30, 2011	$74.74	$91.54	$93.88	$104.48	$104.48	$103.95	$115.43	$115.42

Ratios to average net assets (3)
Net investment gain/(loss)	-5.55%	-2.55%	-1.69%	0.30%	0.30%	-2.78%	-0.79%	-0.79%
Expenses before incentive fees	7.28%	4.28%	3.83%	1.84%	1.84%	4.82%	2.83%	2.83%
Expenses after incentive fees	7.28%	4.28%	3.83%	1.84%	1.84%	4.82%	2.83%	2.83%
Total return before incentive fees (2)	-0.83%	4.55%	-5.51%	-4.93%	-11.40%	-6.03%	-6.99%	-7.27%
Total return after incentive fees (2)	-0.83%	4.55%	-5.51%	-4.93%	-11.40%	-6.03%	-6.99%	-7.27%

	Winton Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2011	$136.40	$156.70	$118.67	$143.70
Net operating results:
Interest income	0.26	0.31	0.10	0.12
Expenses	(1.98)	(1.11)	(2.01)	(1.37)
Net gain/(loss) on investments, net of non-controlling interests	(2.55)	(2.98)	(2.91)	(3.55)

Net income/(loss)	(4.27)	(3.78)	(4.82)	(4.80)

Net asset value, June 30, 2011	$132.13	$152.92	$113.85	$138.90

Ratios to average net assets (3)
Net investment gain/(loss)	-5.06%	-2.06%	-6.47%	-3.48%
Expenses before incentive fees	5.83%	2.84%	6.80%	3.81%
Expenses after incentive fees	5.83%	2.84%	6.80%	3.81%
Total return before incentive fees (2)	-2.78%	-2.39%	-3.35%	-2.30%
Total return after incentive fees (2)	-2.78%	-2.39%	-3.35%	-2.30%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using average net assets outstanding during the period. An owner's total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized
(4)	Long Only Series Class 3 and Managed Futures Index Series Class 3 began trading operations on January 13, 2011.
(5)	Formerly the Cambell/Graham/Tiverton Series.

	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2010	$103.58	$106.46	$91.94	$94.40	$132.73	$153.26	$153.26	$117.96	$121.18
Net operating results:
Interest income	0.79	0.81	13.15	0.33	1.26	1.46	1.47	1.12	1.15
Expenses	(4.94)	(3.91)	(23.34)	(0.50)	(10.17)	(9.52)	(9.54)	(9.07)	(7.52)
Net gain/(loss) on investments, net of non-controlling interests	2.20	2.01	8.49	(0.76)	16.70	19.49	19.49	14.75	14.47

Net income/(loss)	(1.95)	(1.09)	(1.70)	(0.93)	7.79	11.43	11.42	6.80	8.10

Net asset value, June 30, 2011	$101.63	$105.37	$90.24	$93.47	$140.52	$164.69	$164.68	$124.76	$129.28

Ratios to average net assets (3)
Net investment gain/(loss)	-7.91%	-5.71%	-22.47%	-14.74%	-12.40%	-9.62%	-9.62%	-12.40%	-9.62%
Expenses before incentive fees	5.74%	3.54%	51.46%	43.73%	8.33%	5.55%	5.55%	8.33%	5.55%
Expenses after incentive fees	9.41%	7.21%	51.46%	43.73%	14.15%	11.37%	11.37%	14.15%	11.37%
Total return before incentive fees (2)	0.39%	1.03%	-1.90%	-0.67%	13.03%	12.22%	10.00%	3.40%	5.08%
Total return after incentive fees (2)	-1.43%	-0.79%	-1.90%	-0.67%	10.15%	9.34%	7.12%	0.51%	2.19%

	Frontier Masters Series		Balanced Series					Berkeley/Graham/Tiverton Series (5)
	Class 1	Class 2	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2010	$102.96	$105.81	$131.95	$116.36	$159.46	$133.66	$133.66	$110.46	$131.73
Net operating results:
Interest income	0.74	0.76	0.08	0.07	0.09	0.08	0.08	0.03	0.04
Expenses	(3.91)	(2.89)	(6.11)	(5.38)	(4.98)	(4.17)	(4.17)	(3.08)	(1.75)
Net gain/(loss) on investments, net of non-controlling interests	(0.78)	(1.05)	4.54	3.34	5.45	3.78	3.79	(6.60)	(8.00)

Net income/(loss)	(3.95)	(3.18)	(1.49)	(1.97)	0.56	(0.31)	(0.30)	(9.65)	(9.71)

Net asset value, June 30, 2011	$99.01	$102.63	$130.46	$114.39	$160.02	$133.35	$133.36	$100.81	$122.02

Ratios to average net assets (3)
Net investment gain/(loss)	-6.18%	-4.02%	-8.97%	-8.97%	-5.98%	-5.98%	-5.98%	-5.63%	-2.64%
Expenses before incentive fees	6.78%	4.62%	4.22%	4.22%	1.22%	1.22%	1.22%	5.69%	2.69%
Expenses after incentive fees	7.61%	5.45%	9.09%	9.09%	6.09%	6.09%	6.09%	5.69%	2.69%
Total return before incentive fees (2)	-2.68%	-1.93%	2.14%	1.87%	3.16%	2.34%	2.57%	-7.98%	-6.17%
Total return after incentive fees (2)	-3.10%	-2.35%	-0.28%	-0.54%	0.74%	-0.07%	0.15%	-7.98%	-6.17%

	Currency Series		Long Only Series (4)			Managed Futures Index Series (4)
	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3
Per unit operating performance (1)
Net asset value, December 31, 2010	$79.09	$95.43	$94.11	$103.71	$103.88	$117.96	$129.69	$126.73
Net operating results:
Interest income	0.67	0.81	1.01	1.11	1.10	1.11	1.22	1.22
Expenses	(2.67)	(1.86)	(1.81)	(0.95)	(0.94)	(2.66)	(1.68)	(1.68)
Net gain/(loss) on investments, net of non-controlling interests	(2.35)	(2.84)	0.58	0.61	0.44	(12.46)	(13.80)	(10.85)

Net income/(loss)	(4.35)	(3.89)	(0.23)	0.77	0.60	(14.01)	(14.26)	(11.31)

Net asset value, June 30, 2011	$74.74	$91.54	$93.88	$104.48	$104.48	$103.95	$115.43	$115.42

Ratios to average net assets (3)
Net investment gain/(loss)	-5.25%	-2.25%	-1.69%	0.31%	0.33%	-2.73%	-0.74%	-0.80%
Expenses before incentive fees	7.00%	4.00%	3.80%	1.80%	1.94%	4.69%	2.69%	2.90%
Expenses after incentive fees	7.00%	4.00%	3.80%	1.80%	1.94%	4.69%	2.69%	2.90%
Total return before incentive fees (2)	-5.55%	-2.58%	1.29%	5.19%	-20.41%	-10.97%	-10.99%	-9.09%
Total return after incentive fees (2)	-5.55%	-2.58%	1.29%	5.19%	-20.41%	-10.97%	-10.99%	-9.09%

	Winton Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2010	$135.04	$153.99	$119.83	$144.04
Net operating results:
Interest income	0.49	0.57	0.22	0.27
Expenses	(4.48)	(2.82)	(4.15)	(2.88)
Net gain/(loss) on investments, net of non-controlling interests	1.08	1.18	(2.05)	(2.53)

Net income/(loss)	(2.91)	(1.07)	(5.98)	(5.14)

Net asset value, June 30, 2011	$132.13	$152.92	$113.85	$138.90

Ratios to average net assets (3)
Net investment gain/(loss)	-5.91%	-2.91%	-6.64%	-3.64%
Expenses before incentive fees	5.77%	2.78%	6.74%	3.74%
Expenses after incentive fees	6.65%	3.65%	7.02%	4.02%
Total return before incentive fees (2)	-1.08%	-0.21%	-3.90%	-1.91%
Total return after incentive fees (2)	-1.52%	-0.65%	-4.04%	-2.05%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized
(4)	Long Only Series Class 3 and Managed Futures Index Series Class 3 began trading operations on January 13, 2011.
(5)	Formerly the Cambell/Graham/Tiverton Series.

	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, March 31, 2010	$95.49	$96.86	$90.61	$91.82	$111.16	$125.49	$125.48	$99.31	$100.68
Net operating results:
Interest income	0.48	0.49	7.73	7.88	0.49	0.55	0.55	0.43	0.44
Expenses	(2.11)	(1.61)	(14.19)	(12.22)	(3.35)	(2.86)	(2.86)	(2.98)	(2.29)
Net gain/(loss) on investments, net of non-controlling interests	3.65	3.60	5.64	3.91	(1.05)	(1.20)	(1.20)	(0.68)	(0.99)

Net income/(loss)	2.02	2.48	(0.82)	(0.43)	(3.91)	(3.51)	(3.51)	(3.23)	(2.84)

Net asset value, June 30, 2010	$97.51	$99.34	$89.79	$91.39	$107.25	$121.98	$121.97	$96.08	$97.84

Ratios to average net assets (3)
Net investment gain/(loss)	-6.70%	-4.52%	-28.68%	-18.89%	-10.24%	-7.29%	-7.29%	-10.24%	-7.29%
Expenses before incentive fees	5.41%	3.23%	63.00%	53.21%	8.48%	5.52%	5.52%	8.48%	5.52%
Expenses after incentive fees	8.68%	6.50%	63.00%	53.21%	11.99%	9.03%	9.03%	11.99%	9.03%
Total return before incentive fees (2)	2.62%	2.93%	-1.04%	-0.47%	-2.53%	-1.74%	-1.73%	-3.44%	-2.68%
Total return after incentive fees (2)	1.81%	2.11%	-1.04%	-0.47%	-3.40%	-2.62%	-2.60%	-4.32%	-3.56%

	Frontier Masters Series		Balanced Series					Campbell/Graham/Tiverton Series
	Class 1	Class 2	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2010	$94.70	$96.03	$117.81	$104.66	$139.18	$117.53	$117.54	$101.25	$118.03
Net operating results:
Interest income	0.54	0.55	0.03	0.02	0.03	0.03	0.03	0.00	0.00
Expenses	(1.87)	(1.33)	(2.86)	(2.54)	(2.31)	(1.95)	(1.95)	(1.71)	(1.11)
Net gain/(loss) on investments, net of non-controlling interests	0.29	0.14	5.91	5.03	7.00	5.65	5.65	1.24	1.45

Net income/(loss)	(1.04)	(0.64)	3.08	2.51	4.72	3.73	3.73	(0.47)	0.34

Net asset value, June 30, 2010	$93.66	$95.39	$120.89	$107.17	$143.90	$121.26	$121.27	$100.78	$118.37

Ratios to average net assets (3)
Net investment gain/(loss)	-5.63%	-3.25%	-9.34%	-9.34%	-6.34%	-6.34%	-6.34%	-6.73%	-3.73%
Expenses before incentive fees	7.74%	5.36%	4.07%	4.07%	1.07%	1.07%	1.07%	6.74%	3.74%
Expenses after incentive fees	7.93%	5.55%	9.43%	9.43%	6.43%	6.43%	6.43%	6.74%	3.74%
Total return before incentive fees (2)	-1.25%	-0.69%	3.92%	3.81%	4.65%	4.44%	4.43%	-0.42%	0.34%
Total return after incentive fees (2)	-1.29%	-0.74%	2.58%	2.47%	3.31%	3.10%	3.10%	-0.42%	0.34%

	Currency Series		Long Only Series		Managed Futures Index Series		Winton Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2010	$79.50	$93.79	$80.20	$87.06	$111.54	$120.80	$123.35	$137.51	$109.47	$128.65
Net operating results:
Interest income	0.29	0.35	0.40	0.43	0.09	0.10	0.13	0.15	0.11	0.13
Expenses	(1.25)	(0.77)	(0.73)	(0.37)	(1.31)	(0.82)	(1.92)	(1.10)	(1.90)	(1.26)
Net gain/(loss) on investments, net of non-controlling interests	1.48	1.74	(4.66)	(5.07)	4.69	5.10	5.32	5.94	3.02	3.55

Net income/(loss)	0.52	1.32	(4.99)	(5.01)	3.47	4.38	3.53	4.99	1.23	2.42

Net asset value, June 30, 2010	$80.02	$95.11	$75.21	$82.05	$115.01	$125.18	$126.88	$142.50	$110.70	$131.07

Ratios to average net assets (3)
Net investment gain/(loss)	-4.77%	-1.76%	-1.72%	0.29%	-4.37%	-2.37%	-5.72%	-2.72%	-6.46%	-3.45%
Expenses before incentive fees	6.23%	3.23%	3.77%	1.76%	4.70%	2.70%	6.15%	3.15%	6.84%	3.84%
Expenses after incentive fees	6.23%	3.23%	3.77%	1.76%	4.70%	2.70%	6.15%	3.15%	6.84%	3.84%
Total return before incentive fees (2)	0.77%	1.41%	-6.52%	-6.13%	3.17%	3.62%	2.83%	3.55%	1.14%	1.91%
Total return after incentive fees (2)	0.77%	1.41%	-6.52%	-6.13%	3.17%	3.62%	2.83%	3.55%	1.14%	1.91%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2009	$96.80	$97.77	$91.43	$92.25	$113.77	$127.49	$127.49	$101.49	$102.48
Net operating results:
Interest income	1.03	1.04	17.49	17.75	0.83	0.94	0.94	0.74	0.75
Expenses	(3.79)	(2.80)	(31.18)	(26.77)	(5.74)	(4.63)	(4.63)	(5.12)	(3.71)
Net gain/(loss) on investments, net of non-controlling interests	3.47	3.33	12.05	8.16	(1.61)	(1.82)	(1.83)	(1.03)	(1.68)

Net income/(loss)	0.71	1.57	(1.64)	(0.86)	(6.52)	(5.51)	(5.52)	(5.41)	(4.64)

Net asset value, June 30, 2010	$97.51	$99.34	$89.79	$91.39	$107.25	$121.98	$121.97	$96.08	$97.84

Ratios to average net assets (3)
Net investment gain/(loss)	-5.80%	-3.61%	-30.47%	-19.79%	-8.89%	-5.92%	-5.92%	-8.89%	-5.92%
Expenses before incentive fees	5.54%	3.35%	69.40%	58.71%	8.40%	5.43%	5.43%	8.40%	5.43%
Expenses after incentive fees	7.95%	5.76%	69.40%	58.71%	10.40%	7.43%	7.43%	10.40%	7.43%
Total return before incentive fees (2)	3.07%	3.43%	-2.00%	-0.76%	-5.07%	-3.27%	-2.08%	-5.23%	-3.37%
Total return after incentive fees (2)	1.88%	2.24%	-2.00%	-0.76%	-6.07%	-4.26%	-3.07%	-6.23%	-4.36%

	Frontier Masters Series		Balanced Series					Campbell/Graham/Tiverton Series
	Class 1	Class 2	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2009	$94.46	$95.37	$118.54	$105.50	$139.01	$117.60	$117.60	$104.65	$121.10
Net operating results:
Interest income	1.12	1.14	0.09	0.08	0.11	0.09	0.09	0.00	0.00
Expenses	(3.81)	(2.72)	(4.24)	(3.76)	(2.93)	(2.48)	(2.50)	(3.36)	(2.16)
Net gain/(loss) on investments, net of non-controlling interests	1.89	1.60	6.50	5.35	7.71	6.05	6.08	(0.51)	(0.57)

Net income/(loss)	(0.80)	0.02	2.35	1.67	4.89	3.66	3.67	(3.87)	(2.73)

Net asset value, June 30, 2010	$93.66	$95.39	$120.89	$107.17	$143.90	$121.26	$121.27	$100.78	$118.37

Ratios to average net assets (3)
Net investment gain/(loss)	-5.77%	-3.36%	-7.07%	-7.07%	-4.07%	-4.07%	-4.07%	-6.67%	-3.67%
Expenses before incentive fees	8.05%	5.65%	3.97%	3.97%	0.97%	0.97%	0.97%	6.67%	3.67%
Expenses after incentive fees	8.17%	5.76%	7.23%	7.23%	4.23%	4.23%	4.23%	6.67%	3.67%
Total return before incentive fees (2)	-0.73%	0.78%	3.54%	2.42%	4.97%	4.59%	6.80%	-3.87%	-2.53%
Total return after incentive fees (2)	-0.79%	0.72%	1.93%	0.81%	3.35%	2.98%	5.18%	-3.87%	-2.53%

	Currency Series		Long Only Series		Managed Futures Index Series		Winton Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2009	$78.00	$91.34	$83.59	$90.30	$112.54	$121.28	$117.57	$130.10	$110.06	$128.39
Net operating results:
Interest income	0.62	0.73	0.82	0.89	0.33	0.36	0.19	0.21	0.26	0.30
Expenses	(2.39)	(1.43)	(1.49)	(0.76)	(2.60)	(1.61)	(3.71)	(2.12)	(3.67)	(2.41)
Net gain/(loss) on investments, net of non-controlling interests	3.79	4.47	(7.71)	(8.38)	4.74	5.15	12.83	14.31	4.05	4.79

Net income/(loss)	2.02	3.77	(8.38)	(8.25)	2.47	3.90	9.31	12.40	0.64	2.68

Net asset value, June 30, 2010	$80.02	$95.11	$75.21	$82.05	$115.01	$125.18	$126.88	$142.50	$110.70	$131.07

Ratios to average net assets (3)
Net investment gain/(loss)	-4.52%	-1.51%	-1.70%	0.30%	-4.09%	-2.08%	-5.83%	-2.83%	-6.33%	-3.33%
Expenses before incentive fees	6.10%	3.09%	3.79%	1.79%	4.67%	2.67%	6.15%	3.15%	6.81%	3.81%
Expenses after incentive fees	6.10%	3.09%	3.79%	1.79%	4.67%	2.67%	6.15%	3.15%	6.81%	3.81%
Total return before incentive fees (2)	2.70%	3.37%	-10.73%	-9.71%	2.21%	2.46%	7.63%	9.00%	0.50%	2.10%
Total return after incentive fees (2)	2.70%	3.37%	-10.73%	-9.71%	2.21%	2.46%	7.63%	9.00%	0.50%	2.10%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Series’ derivatives by instrument types as of June 30, 2011 and 2010 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. This activity was performed by affiliated Trading Companies and does not include activity of unaffiliated trading Company investments.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For The Three Months Ended June 30, 2011

Monthly average contracts	Bought	Sold

Frontier Masters Series	6,500	2,500
Balanced Series	11,900	4,500
Currency Series	3,300	1,300
Winton/Graham Series	7,700	3,000

For The Six Months Ended June 30, 2011

Monthly average contracts	Bought	Sold

Frontier Masters Series	15,000	5,700
Balanced Series	27,500	10,500
Currency Series	7,700	3,000
Winton/Graham Series	17,900	6,800

For The Three Months Ended June 30, 2010

Monthly average contacts	Bought	Sold

Frontier Diversified Series	1,900	1,100
Frontier Long/Short Commodity Series	—	—
Balanced Series	14,000	13,100
Campbell/Graham/Tiverton Series	2,300	1,200
Currency Series	5,300	4,200
Winton/Graham Series	11,100	9,200

For The Six Months Ended June 30, 2010

Monthly average contacts	Bought	Sold

Frontier Diversified Series	4,500	2,900
Frontier Long/Short Commodity Series	46,500	28,200
Balanced Series	34,300	32,000
Campbell/Graham/Tiverton Series	5,500	2,800
Currency Series	12,800	10,100
Winton/Graham Series	25,400	21,000

The following tables summarize the trading revenues for the three and six month periods ending June 30, 2011 and June 30, 2010 approximately by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2011 (1)

Type of contract	Frontier Masters Series	Balanced Series	Currency Series

Metals	$350,918	$(1,699,270)	$—
Currencies	13,392	(6,850,222)	(16,507)
Energies	(745,836)	(2,017,489)	—
Agriculturals	(277,398)	(5,221,457)	—
Interest rates	475,834	6,968,902	—
Stock indices	(170,712)	(9,542,932)	—

Realized trading income/(loss)(2)	$(353,802)	$(18,362,468)	$(16,507)

Type of contract	Winton/Graham Series

Metals	$447,484
Currencies	547,701
Energies	(429,570)
Agriculturals	(691,409)
Interest rates	1,203,890
Stock indices	(490,763)

Realized trading income/(loss)(2)	$587,333

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2011 (1)

Type of contract	Frontier Masters Series	Balanced Series	Currency Series

Metals	$345,288	$(91,235)	$—
Currencies	(303,597)	6,314,090	(170,045)
Energies	(1,063,709)	(1,380,797)	—
Agriculturals	(709,489)	(2,583,465)	—
Interest rates	491,465	4,466,413	—
Stock indices	(505,320)	(8,312,834)	—

Realized trading income/(loss)(2)	$(1,745,362)	$(1,587,828)	$(170,045)

Type of contract	Winton/Graham Series

Metals	$1,144,332
Currencies	110,745
Energies	91,930
Agriculturals	1,912
Interest rates	391,518
Stock indices	(942,278)

Realized trading income/(loss)(2)	$798,159

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2011 (1)

Type of contract	Frontier Masters Series	Balanced Series	Currency Series

Metals	$(286,933)	$4,488,537	$—
Currencies	639,482	(6,793,311)	(18,629)
Energies	(92,808)	1,452,090	—
Agriculturals	58,489	(6,319,667)	—
Interest rates	(1,132,726)	(795,966)	—
Stock indices	11,276	(1,921,112)	—

Change in unrealized trading income/(loss)(3)	$(803,220)	$(9,889,429)	$(18,629)

Type of contract	Winton/Graham Series

Metals	$(324,698)
Currencies	374,271
Energies	(91,724)
Agriculturals	(133,863)
Interest rates	(602,823)
Stock indices	98,257

Change in unrealized trading income/(loss)(3)	$(680,580)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2011 (1)

Type of contract	Frontier Masters Series	Balanced Series	Currency Series

Metals	$(215,698)	$2,215,263	$—
Currencies	639,866	(16,059,642)	(24,407)
Energies	(69,448)	2,043,624	—
Agriculturals	101,764	(8,423,073)	—
Interest rates	(1,345,576)	(1,358,696)	—
Stock indices	716,183	(3,073,744)	—

Change in unrealized trading income/(loss)(3)	$(172,909)	$(24,656,268)	$(24,407)

Type of contract	Winton/Graham Series

Metals	$(619,217)
Currencies	(571,607)
Energies	12,279
Agriculturals	(371,424)
Interest rates	(285,680)
Stock indices	313,862

Change in unrealized trading income/(loss)(3)	$(1,521,787)

(1)	The Frontier Diversified Series, Berkeley/Graham/Tiverton Series (formerly known as Campbell/Graham/Tiverton Series), Managed Futures Index Series, Frontier Long/Short Commodity Series and Winton Series participate in trading activities through equity in earnings/(loss) from trading companies. The Frontier Dynamic Series and Long Only Commodity Series participates in trading activities through realized gain/(loss) on swap contracts. The Balanced Series consolidated Frontier Trading Company XIV, LLC through June 20, 2011 and Frontier Trading Company VI, LLC as of April 18, 2011.
(2)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures and forwards.
(3)	Amounts recorded in the Statements of Operations under Net change in open trade equity.

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

Type of contract	Frontier Diversified Series	Frontier Long/Short Commodity Series	Balanced Series

Metals	$(1,808,138)	$282,667	$(2,053,379)
Currencies	842,676	(69,820)	(309,921)
Energies	(4,250)	24,029,704	675,037
Agriculturals	(390,911)	(5,585,339)	(197,897)
Interest rates	883,518	(201,571)	5,332,509
Stock indices	(227,989)	31,629	(2,974,930)

Unrealized trading income/(loss)(3)	$(705,094)	$18,487,270	$471,419

Type of contract	Campbell/Graham/ Tiverton Series	Currency Series	Winton/Graham Series

Metals	$(484,296)	$—	$(674,738)
Currencies	129,289	14,092	1,099,478
Energies	10,147	—	(388,156)
Agriculturals	(558,338)	—	(532,741)
Interest rates	360,514	—	(331,587)
Stock indices	346,061	—	(404,403)

Unrealized trading income/(loss)(3)	$(196,623)	$14,092	$(1,232,147)

(1)	The Frontier Diversified Series, Frontier Masters Series, Campbell/Graham/Tiverton Series, Managed Futures Index Series and Winton Series participate in trading activities through equity in earnings/(loss) from trading companies. The Dynamic Series and Long Only Commodity Series participates in trading activities through realized gain/(loss) on swap contracts. Long/Short Series deconsolidated Frontier Trading Company VII, LLC as of January 31, 2010. The Frontier Diversified Series deconsolidated Beach Horizon Trading Company - Horizon Program, LLC as of June 21, 2010. The Balanced Series deconsolidated QIM Trading Company - Global Program, LLC as of June 29, 2010, Tiverton Trading Company - Discretionary Program, LLC as of June 2, 2010, Frontier Trading Company XIV, LLC as of January 25, 2010 and Frontier Trading Company VI, LLC as of March 19, 2010. The Campbell/Graham/Tiverton Series consolidated Frontier Trading Company VI, LLC on March 19, 2010 and thereafter. The Frontier Diversified Series, Balanced Series and Long/Short Series participate in trading activities through equity in earnings(loss) from the aforementioned deconsolidated trading companies.
(2)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures and forwards.
(3)	Amounts recorded in the Statements of Operations under Net change in open trade equity.

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

11. Subsequent Events

On July 15, 2011, Equinox Fund Management, LLC, the Managing Owner of the Frontier Dynamic Series of The Frontier Fund, announced that the Frontier Dynamic Series was closed to outside investors. In addition, all existing outside investors as of July 15, 2011 were redeemed at that date’s net asset value per unit. Payment for redeemed units were made within seven business days thereafter. This change did not affect any other series of The Frontier Fund.

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

As of June 30, 2011 the Trust had eleven separate Series of Units issued and outstanding: the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Berkeley/Graham/Tiverton Series, Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series. Each Series of Units has between three and six separate classes issued and/or outstanding—Class 1, Class 2, Class 3, Class 1a, Class 2a, and Class 3a.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At June 30, 2011, cash deposited at the clearing brokers was $81,562,405 for the Balanced Series, $1,228,750 for the Currency Series and $2,419,045 for the Frontier Masters Series. At December 31, 2010, cash deposited at the clearing brokers was $85,398,794 for the Balanced Series, $678,208 for the Currency Series, and $11,090,076 for the Winton/Graham Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Berkeley/Graham/Tiverton Series, Currency Series, and Winton/Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Frontier Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 20% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held in either U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of June 30, 2011, total cash and cash equivalents and custom time deposits held at banking institutions were $83,080,798 for the Frontier Diversified Series, $15,900,535 for the Frontier Dynamic Series, $51,152,427 for the Frontier Long/Short Commodity Series, $39,487,639 for the Frontier Masters Series, $145,625,365 for the Balanced Series, $31,289,756 for the Berkeley/Graham/Tiverton Series, $9,364,252 for the Currency Series, $2,201,005 for the Long Only Commodity Series, $2,665,382 for the Managed Futures Index Series, $37,328,936, for the Winton Series, and $25,906,039 for the Winton/Graham Series. As of December 31, 2010, total cash and cash equivalents and custom time deposits held at banking institutions were $81,763,130 for the Frontier Diversified Series, $16,330,890 for the Frontier Dynamic Series, $39,619,945 for the Frontier Long/Short Commodity Series, $21,269,631 for the Frontier Masters Series, $159,675,524 for the Balanced Series, $41,113,225 for the Campbell/Graham/Tiverton Series, $11,653,535 for the Currency Series, $2,924,056 for the Long Only Commodity Series, $3,580,057 for the Managed Futures Index Series, $47,217,883, for the Winton Series, and $41,240,746 for the Winton/Graham Series.

During the second quarter, the Trust experienced redemptions in excess of subscriptions due primarily to seven of the eleven Series being closed to new investments and to the termination of a selling agent relationship. The Managing Owner does not expect any impact on the investment mix of any Series due to the high level of liquidity maintained in the Trust.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010.

Market conditions for 2011 are discussed after the Sector and Major CTA attribution charts included in the Series performance discussion, below.

Frontier Diversified Series

The Frontier Diversified Series – Class 1 NAV lost 4.6% and gained 2.1%, respectively, for the three months ended June 30, 2011 and 2010, net of fees and expenses; the Frontier Diversified Series – Class 2 NAV lost 4.2% and gained 2.6%, respectively for the three months ended June 30, 2011 and 2010, net of fees and expenses.

For the three months ended June 30, 2011, the Frontier Diversified Series recorded net loss on investments of $4,314,530, net income of $601,997, and total expenses of $3,016,999, resulting in a net decrease in Owners’ capital from operations of $6,729,532. For the three months ended June 30, 2010, the Frontier Diversified Series recorded net gain on investments of $3,375,455, net interest of $516,293, and total expenses of $2,026,912, resulting in a net increase in Owners’ capital from operations of $2,025,182 after non-controlling interests of $160,346.

Please see additional discussion under “Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010 – Frontier Diversified Series.”

Frontier Dynamic Series

The Frontier Dynamic Series – Class 1 NAV gained 0.6% and lost 0.9%, respectively, for the three months ended June 30, 2011 and 2010, net of fees and expenses; the Frontier Dynamic Series – Class 2 NAV gained 1.0% and lost 0.5%, respectively for the three months ended June 30, 2011 and 2010, net of fees and expenses.

For the three months ended June 30, 2011, the Frontier Dynamic Series recorded net gain on investments of $90,756, net income of $116,948, and total expenses of $196,773, resulting in a net increase in Owners’ capital from operations of $10,931. For the three months ended June 30, 2010, the Frontier Dynamic Series recorded net gain on investments of $71,162, net interest of $109,808, and total expenses of $192,157, resulting in a net decrease in Owners’ capital from operations of $11,187.

Please see additional discussion under “Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010 – Frontier Dynamic Series.”

Frontier Long/Short Commodity Series

The Frontier Long/Short Commodity Series – Class 1 NAV lost 5.3% and lost 3.5%, respectively, for the three months ended June 30, 2011 and 2010, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2 NAV lost 4.5% and lost 2.8%, respectively, for the three months ended June 30, 2011 and 2010, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 NAV lost 4.5% and lost 2.8%, respectively for the three month period ended June 30, 2011 and 2010, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 1a NAV lost 5.1% and lost 3.3%, respectively, for the three month period ended June 30, 2011 and 2010, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a NAV lost 4.7% and lost 2.8%, respectively, for the three month period ended June 30, 2011 and 2010, net of fees and expenses.

For the three months ended June 30, 2011, the Frontier Long/Short Commodity Series recorded net loss on investments of $1,817,531, net income of $375,605, and total expenses of $1,996,672, resulting in a net decrease in Owners’ capital from operations of $3,438,598. For the three months ended June 30, 2010, the Frontier Long/Short Commodity Series recorded net loss on investments of $590,859, net interest of $292,623, and total expenses of $1,812,142, resulting in a net decrease in Owners’ capital from operations of $2,110,378.

Please see additional discussion under “Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010 – Frontier Long/Short Commodity Series.”

Frontier Masters Series

The Frontier Masters Series – Class 1 NAV lost 4.0% and lost 1.1%, respectively, for the three months ended June 30, 2011 and 2010, net of fees and expenses; the Frontier Masters Series – Class 2 NAV lost 3.6% and lost 0.7%, respectively for the three months ended June 30, 2011 and 2010, net of fees and expenses.

For the three months ended June 30, 2011, the Frontier Masters Series recorded net loss on investments of $1,921,266, net income of $294,170, and total expenses of $404,249, resulting in a net decrease in Owners’ capital from operations of $2,019,603, after non-controlling interests of $11,742. For the three months ended June 30, 2010, the Frontier Masters Series recorded net gain on investments of $42,902, net interest of $267,906, and total expenses of $798,238, resulting in a net decrease in Owners’ capital from operations of $487,430.

Please see additional discussion under “Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010 – Frontier Masters Series.”

Balanced Series

The Balanced Series – Class 1 NAV lost 4.3% and gained 2.6%, respectively, for the three months ended June 30, 2011 and 2010, net of fees and expenses; the Balanced Series – Class 1a NAV lost 4.7% and gained 2.4%, respectively, for the three months ended June 30, 2011 and 2010, net of fees and expenses; the Balanced Series – Class 2 NAV lost 3.6% and gained 3.4%, respectively, for the three months ended June 30, 2011 and 2010, net of fees and expenses; the Balanced Series – Class 2a NAV lost 4.0% and gained 3.2%, respectively, for the three months ended June 30, 2011 and 2010, net of fees and expenses; the Balanced Series – Class 3a NAV lost 4.0% and gained 3.2% for the three months ended June 30, 2011 and 2010, respectively, net of fees and expenses.

For the three months ended June 30, 2010, the Balanced Series recorded net loss on investments of $16,522,087, net income of $165,683, and total expenses of $7,335,640, resulting in a net decrease in Owners’ capital from operations of $13,513,467 after non-controlling interests of $10,178,577. For the three months ended June 30, 2010, the Balanced Series recorded net gain on investments of $20,354,107, net interest of $81,959, and total expenses of $8,140,400, resulting in a net increase in Owners’ capital from operations of $10,199,358 after non-controlling interests of ($2,096,308).

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

Please see additional discussion under “Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010 – Balanced Series.”

Berkeley/Graham/Tiverton Series (formerly the Campbell/Graham/Tiverton Series)

The Berkeley/Graham/Tiverton Series – Class 1 NAV lost 7.2% and lost 0.5%, respectively, for the three months ended June 30, 2011 and 2010, net of fees and expenses; the Campbell/Graham/Tiverton Series – Class 2 NAV lost 6.5% and gained 0.3%, respectively for the three months ended June 30, 2011 and 2010, net of fees and expenses.

For the three months ended June 30, 2010, the Berkeley/Graham/Tiverton Series recorded net loss on investments of $3,125,440, net income of $11,867, and total expenses of $758,410, resulting in a net decrease in Owners’ capital from operations of $3,871,983. For the three months ended June 30, 2010, the Berkeley/Graham/Tiverton Series recorded net gain on investments of $980,753, net interest of $1,710, and total expenses of $1,167,976, resulting in a net decrease in Owners’ capital from operations of $244,215 after non-controlling interests of ($58,702).

Please see additional discussion under “Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010 – Berkeley/Graham/Tiverton Series.”

Currency Series

The Currency Series – Class 1 NAV lost 1.1% and gained 0.7% , respectively, for the three months ended June 30, 2011 and 2010, net of fees and expenses; the Currency Series – Class 2 NAV lost 0.4% and gained 1.4%, respectively for the three months ended June 30, 2011 and 2010, net of fees and expenses.

For the three months ended June 30, 2010, the Currency Series recorded net gain on investments of $46,073, net income of $24,807, and total expenses of $101,779, resulting in a net decrease in Owners’ capital from operations of $30,899. For the three months ended June 30, 2010, the Currency Series recorded net gain on investments of $161,214, net interest of $30,308, and total expenses of $122,082, resulting in a net increase in Owners’ capital from operations of $69,440.

All commodity interest positions of the Currency Series during 2010 were within the Currencies sector.

Please see additional discussion under “Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010 – Currency Series.”

Long Only Commodity Series

The Long Only Commodity Series – Class 1 NAV lost 5.7% and lost 6.2%, respectively, for the three months ended June 30, 2011 and 2010, net of fees and expenses; the Long Only Commodity Series – Class 2 NAV lost 5.3% and lost 5.8% respectively, for the three months ended June 30, 2011 and 2010, net of fees and expenses; the Long Only Commodity Series – Class 3 NAV lost 5.3% for the three months ended June 30, 2011, net of fees and expenses.

For the three months ended June 30, 2010, the Long Only Commodity Series recorded net loss on investments of $187,542, net income of $18,017, and total expenses of $29,052, resulting in a net decrease in Owners’ capital from operations of $198,577. For the three months ended June 30, 2010, the Long Only Commodity Series recorded net loss on investments of $246,070, net interest of $20,558, and total expenses of $33,571, resulting in a net decrease in Owners’ capital from operations of $259,083.

Please see additional discussion under “Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010 – Long Only Commodity Series.”

Managed Futures Index Series

The Managed Futures Index Series – Class 1 NAV lost 7.6% and gained 3.1%, respectively, for the three months ended June 30, 2011 and 2010, respectively, net of fees and expenses; the Managed Futures Index Series – Class 2 NAV lost 7.1% and gained 3.6%, respectively, for the three months ended June 30, 2011 and 2010, net of fees and expenses; the Managed Futures Index Series – Class 3 NAV lost 7.1% for the three months ended June 30, 2011, net of fees and expenses.

For the three months ended June 30, 2010, the Managed Futures Index Series recorded a net loss on investments of $277,223, net income of $21,448, and total expenses of $33,263, resulting in a net decrease in Owners’ capital from operations of $289,038. For the three months ended June 30, 2010, the Managed Futures Index Series recorded a net gain on investments of $236,311, net interest of $4,538, and total expenses of $46,173, resulting in a net increase in Owners’ capital from operations of $194,676.

Please see additional discussion under “Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010 – Managed Futures Index Series.”

Winton Series

The Winton Series – Class 1 NAV lost 3.1% and gained 2.9%, respectively, for the three months ended June 30, 2011 and 2010, net of fees and expenses; the Winton Series – Class 2 NAV lost 2.4% and gained 3.6%, respectively, for the three months ended June 30, 2011 and 2010, net of fees and expenses.

For the three months ended June 30, 2010, the Winton Series recorded net loss on investments of $865,295, net income of $105,532, and total expenses of $704,952, resulting in a net decrease in Owners’ capital from operations of $1,464,715. For the three months ended June 30, 2010, the Winton Series recorded net gain on investments of $2,548,316, net interest of $63,942, and total expenses of $839,588, resulting in a net increase in Owners’ capital from operations of $1,772,670.

Please see additional discussion under “Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010 – Winton Series.”

Winton/Graham Series

The Winton/Graham Series – Class 1 NAV lost 4.1% and gained 1.1%, respectively, for the three months ended June 30, 2011 and 2010 net of fees and expenses; the Winton/Graham Series – Class 2 NAV lost 3.3% and gained 1.9%, respectively for the three months ended June 30, 2011 and 2010, net of fees and expenses.

For the three months ended June 30, 2010, the Winton/Graham Series recorded net loss on investments of $845,492, net income of $36,923, and total expenses of $690,158, resulting in a net decrease in Owners’ capital from operations of $1,396,441 after non-controlling interests of $102,286. For the three months ended June 30, 2010, the Winton/Graham Series recorded net gain on investments of $1,834,176, net interest of $56,239, and total expenses of $907,514, resulting in a net increase in Owners’ capital from operations of $764,172 after non-controlling interests of ($218,729).

Please see additional discussion under “Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010 – Winton/Graham Series.”

Market Conditions for Six Months Ended June 30, 2011

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

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010.

Frontier Diversified Series

2011

The Frontier Diversified Series – Class 1 NAV lost 1.9% for the six months ended June 30, 2011, net of fees and expenses; the Frontier Diversified Series – Class 2 NAV lost 1.0% for the six months ended June 30, 2011, net of fees and expenses.

For the six months ended June 30, 2011 the Frontier Diversified Series recorded a net gain on investments of $3,684,165, net income of $1,192,025, and total expenses of $6,713,107, resulting in a net decrease in Owners’ capital from operations of $1,836,917. The NAV per Unit, Class 1, decreased from $103.58 at December 31, 2010, to $101.63 as of June 30, 2011. The NAV per Unit, Class 2, decreased from $106.46 at December 31, 2010, to $105.37 as of June 30, 2011. Total Class 1 subscriptions and redemptions for the period were $18,698,351 and $31,826,924, respectively. Total Class 2 subscriptions and redemptions for the period were $12,205,850 and $19,693,250, respectively. Ending capital at June 30, 2011, was $75,613,176 for Class 1 and $61,429,906 for Class 2. Ending capital at December 31, 2010, was $90,022,131 for Class 1 and $69,473,841 for Class 2.

The Frontier Diversified Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Frontier Diversified Series

Two of the six sectors traded in the Frontier Diversified Series were profitable in the second quarter. The energies and interest rates sectors were profitable while the metals, currencies, agricultural and stock indices sectors were negative for the quarter.

In terms of major CTA performance, none of the seven major CTAs in the Frontier Diversified Series were profitable during the second quarter with QIM, Quant Metrics and Transtrend being the worst performers.

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

Sector Attribution for the Frontier Diversified Series

Frontier Dynamic Series

2011

The Frontier Dynamic Series – Class 1 NAV lost 1.8% for the six months ended June 30, 2011, net of fees and expenses; the Frontier Dynamic Series – Class 2 NAV lost 1.0% for the six months ended June 30, 2011, net of fees and expenses.

For the six months ended June 30, 2011 the Frontier Dynamic Series recorded a net gain on investments of $139,167, net income of $230,851, and total expenses of $396,123, resulting in a net decrease in Owners’ capital from operations of $26,105. The NAV per Unit, Class 1, decreased from $91.94 at December 31, 2010, to $90.24 as of June 30, 2011. The NAV per Unit, Class 2, decreased from $94.40 at December 31, 2010, to $93.47 as of June 30, 2011. Total Class 1 subscriptions and redemptions for the period were $156,200 and $162,057, respectively. Total Class 2 subscriptions and redemptions for the period were $41,500 and $129,783, respectively. Ending capital at June 30, 2011, was $1,189,639 for Class 1 and $323,038 for Class 2. Ending capital at December 31, 2010, was $1,219,222 for Class 1 and $413,700 for Class 2.

The Frontier Dynamic Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

The Dynamic Series invests in an option market basket of which the underlying investments are not transparent to the Trust. Therefore there are no Sector or major CTA Attribution charts for the Dynamic Series. The investments underlying the option basket are managed dynamically by an independent third party with monthly allocations and withdrawals from numerous reference funds managed by independent commodity trading advisors. A number of advisors may be removed entirely and a number of others added on a monthly basis. Therefore there is no index or benchmark against which the performance may be compared.

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

Frontier Long/Short Commodity Series

2011

The Frontier Long/Short Commodity Series – Class 1 NAV gained 5.9% for the six months ended June 30, 2011, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2 NAV gained 7.5% for the six months ended June 30, 2011, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 NAV gained 7.5% for the six months ended June 30, 2011, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 1a NAV gained 5.8% for the six months ended June 30, 2011, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a NAV gained 6.7% for the six months ended June 30, 2011, net of fees and expenses.

For the six months ended June 30, 2011, the Frontier Long/Short Commodity Series recorded net gain on investments of $10,262,813, net income of $691,895, and total expenses of $4,999,836, resulting in a net increase in Owners’ capital from operations of $5,954,872. The NAV per Unit, Class 1, increased from $132.73 at December 31, 2010, to $140.52 as of June 30, 2011. The NAV per Unit, Class 2, increased from $153.26 at December 31, 2010, to $164.69 as of June 30, 2011. The NAV per Unit, Class 3, increased from $153.26 at December 31, 2010, to $164.68 as of June 30, 2011. The NAV per Unit, Class 1a, increased from $117.96 at December 31, 2010, to $124.76 as of June 30, 2011. The NAV per Unit, Class 2a, increased from $121.18 at December 31, 2010, to $129.28 as of June 30, 2011. Total Class 1 subscriptions and redemptions for the period were $51,146 and $20,4730,317, respectively. Total Class 2 redemptions for the period were $5,946,835. There were no subscriptions. Total Class 3 subscriptions and redemptions for the period were $10,809,007 and $10,021,196, respectively. Total Class 1a subscriptions and redemptions for the period were $8,494,187 and $325,640, respectively. Total Class 2a subscriptions and redemptions for the period were $4,138,649 and $346,139, respectively. Ending capital at June 30, 2011, was $13,522,393for Class 1, $11,061,057 for Class 2, $23,435,670 for Class 3, $13,868,152 for Class 1a and $7,673,902 for Class 2a. Ending capital at December 31, 2010, was $31,185,756 for Class 1, $15,584,978 for Class 2, $20,998,571 for Class 3, $5,652,309 for Class 1a and $3,761,826 for Class 2a.

The Frontier Long/Short Commodity Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors.

Frontier Long/Short Commodity Series

Two of the seven sectors traded in the Frontier Long/Short Commodity Series were profitable in the second quarter. Meats and softs were positive while grains, base metals, energies, precious metals and financials were negative during the quarter.

In terms of major CTA performance, two of the six major CTAs in the Frontier Long/Short Commodity Series were profitable during the second quarter. Rosetta and Strategic Ag were positive while Beach Horizon, Red Oak, Global Advisors and Mesirow were negative for the quarter.

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

Sector Attribution for the Frontier Long/Short Commodity Series

Frontier Masters Series

2011

The Frontier Masters Series – Class 1 NAV lost 3.8% for the six months ended June 30, 2011, net of fees and expenses; the Frontier Masters Series – Class 2 NAV lost 3.0% for the six months ended June 30, 2011, net of fees and expenses.

For the six months ended June 30, 2011 the Frontier Masters Series recorded a net loss on investments of $121,553, net income of $465,136, and total expenses of $2,204,342, resulting in a net decrease in Owners’ capital from operations of $1,841,369 after non-controlling interests of $19,390. The NAV per Unit, Class 1, decreased from $102.96 at December 31, 2010, to $99.01 as of June 30, 2011. The NAV per Unit, Class 2, decreased from $105.81 at December 31, 2010, to $102.63 as of June 30, 2011. Total Class 1 subscriptions and redemptions for the period were $6,265,915 and $11,512,647, respectively. Total Class 2 subscriptions and redemptions for the period were $2,247,586 and $7,161,090, respectively. Ending capital at June 30, 2011, was $34,716,307 for Class 1 and $19,557,818 for Class 2. Ending capital at December 31, 2010, was $41,213,675 for Class 1 and $25,062,055 for Class 2.

The Frontier Masters Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Frontier Masters Series

One of the six sectors traded in the Frontier Masters Series was profitable in the second quarter. Interest rates were positive while currencies, energies, agriculturals, metals and stock indices were negative for the quarter.

In terms of major CTA performance, none of the four major CTAs in the Frontier Masters Series were profitable during the second quarter, with Tiverton and Transtrend being the worst performers.

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

Sector Attribution for the Frontier Masters Series

Balanced Series

Balanced Series

2011

The Balanced Series – Class 1 NAV lost 1.1% for the six months ended June 30, 2011, net of fees and expenses; the Balanced Series – Class 1a NAV lost 1.7% for the six months ended June 30, 2011, net of fees and expenses; the Balanced Series – Class 2 NAV lost 0.4% for the six months ended June 30, 2011, net of fees and expenses; the Balanced Series – Class 2a NAV lost 0.2% for the six months ended June 30, 2011, net of fees and expenses; the Balanced Series – Class 3a NAV lost 0.2% for the six months ended June 30, 2011, net of fees and expenses.

For the six months ended June 30, 2011, the Balanced Series recorded net gain on investments of $4,365,083, net income of $201,656, and total expenses of $14,954,824, resulting in a net decrease in Owners’ capital from operations of $217,256 after non- controlling interests of $10,170,829. The NAV per Unit, Class 1, decreased from $131.95 at December 31, 2010, to $130.46 at June 30, 2011. For Class 1a, the NAV per Unit decreased from $116.36 at December 31, 2010, to $114.39 at June 30, 2011. The NAV per Unit, Class 2, increased from $159.46 at December 31, 2010, to $160.02 at June 30, 2011. For Class 2a, the NAV per Unit decreased from $133.66 at December 31, 2010, to $133.35 at June 30, 2011. For Class 3a, the NAV per Unit decreased from $133.66 at December 31, 2010, to $138.36 at June 30, 2011. Total Class 1 subscriptions and redemptions for the period were $394,527 and $74,774,088, respectively. Total Class 1a subscriptions and redemptions for the period were $3,753 and $1,490,027, respectively. Total Class 2 subscriptions and redemptions for the period were $8,303 and $9,709,379, respectively. Total Class 2a redemptions for the period were $290,026. There were no subscriptions. Total Class 3a subscriptions and redemptions for the period were $277,000 and $701,352, respectively. Ending capital at June 30, 2011, was $212,676,740 for Class 1, $3,608,725 for Class 1a, $67,571,266 for Class 2, $3,269,788 for Class 2a and $3,272,386 for Class 3a. At December 31, 2010, ending capital was $287,807,510 for Class 1, $5,120,558 for Class 1a, $76,715,728 for Class 2, $3,562,374 for Class 2a, and $3,691,280 for Class 3a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Balanced Series

Balanced Series Class 1 Sector Attributions
Q2 2011 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2011
YTD

Balanced Series Class 1A Sector Attributions
Q2 2011 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2011
YTD

Balanced Series Class 2 Sector Attributions
Q2 2011 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2011
YTD

Balanced Series Class 2A Sector Attributions
Q2 2011 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2011
YTD

Balanced Series Class 3A Sector Attributions
Q2 2011 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2011
YTD

Balanced Series Class 1 Major Advisors Attributions
Q2 2011 and YTD
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
-10.00%
QIM
Quantmetrics
Tiverton
Transtrend/Lyxor
Winton
Q2 2011
YTD

Balanced Series Class 1A Major Advisors Attributions
Q2 2011 and YTD
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
-10.00%
QIM
Quantmetrics
Tiverton
Transtrend/Lyxor
Winton
Q2 2011
YTD

Balanced Series Class 2 Major Advisors Attributions
Q2 2011 and YTD
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
QIM
Quantmetrics
Tiverton
Transtrend/Lyxor
Winton
Q2 2011
YTD

Two of the six sectors traded in the Balanced Series were profitable in the second quarter. The energies and interest rates sectors were profitable while the metals, currencies, agriculturals and stock indices sectors were negative for the quarter.

In terms of major CTA performance, none of the five major CTAs in the Balanced Series were profitable during the second quarter, with QIM, Quant Metrics and Transtrend being the worst performers.

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

Berkeley/Graham/Tiverton Series (formerly the Campbell/Graham/Tiverton Series)

2011

The Berkeley/Graham/Tiverton Series – Class 1 NAV lost 8.7% for the six months ended June 30, 2011, net of fees and expenses; the Berkeley/Graham/Tiverton Series – Class 2 NAV lost 7.4% for the six months ended June 30, 2011, net of fees and expenses.

For the six months ended June 30, 2011, the Berkeley/Graham/Tiverton Series recorded net loss on investments of $3,260,133, net income of $17,176, and total expenses of $1,676,671, resulting in a net decrease in Owners’ capital from operations of $4,919,628. The NAV per Unit, Class 1, decreased from $110.46 at December 31, 2010, to $100.81 as of June 30, 2011. The NAV per Unit, Class 2, decreased from $131.73 at December 31, 2010, to $122.02 as of June 30, 2011. Total Class 1 subscriptions and redemptions for the period were $47,627 and $14,779,500, respectively. Total Class 2 redemptions for the period were $2,713,564. There were no subscriptions. Ending capital at June 30, 2011, was $42,650,208 for Class 1 and $5,214,055 for Class 2. Ending capital at December 31, 2010, was $61,842,996 for Class 1 and $8,386,332 for Class 2.

The Berkeley/Graham/Tiverton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Berkeley/Graham/Tiverton Series

None of the six sectors traded in the Berkeley/Graham/Tiverton Series were profitable in the second quarter. Energies, agriculturals and stock indices were the least profitable sectors during the quarter.

In terms of major CTA performance, none of the advisors were profitable in the second quarter with Berkeley being the worst performer.

2010

The Berkeley/Graham/Tiverton Series – Class 1 NAV lost 3.7% for the six months ended June 30, 2010, net of fees and expenses; the Berkeley/Graham/Tiverton Series – Class 2 NAV lost 2.3% for the six months ended June 30, 2010, net of fees and expenses.

For the six months ended June 30, 2010, the Berkeley/Graham/Tiverton Series recorded net loss on investments of $196,715, net interest of $594, and total expenses of $2,334,356, resulting in a net decrease in Owners’ capital from operations of $2,767,076 after non-controlling interests of ($236,599). The NAV per Unit, Class 1, decreased from $104.65 at December 31, 2009, to $100.78 as of June 30, 2010. The NAV per Unit, Class 2, decreased from $121.10 at December 31, 2009, to $118.37 as of June 30, 2010. Total Class 1 subscriptions and redemptions for the six months ended June 30, 2010, were $67,704 and $4,240,798, respectively. Total Class 2 redemptions for the six months ended June 30, 2010, were $1,287,873. There were no subscriptions. Ending capital at June 30, 2010, was $62,735,686 for Class 1 and $8,398,631 for Class 2. Ending capital at December 31, 2009, was $69,447,366 for Class 1 and $9,914,994 for Class 2.

The Berkeley/Graham/Tiverton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Six Months Ended June 30, 2010, for additional information regarding these sectors.

Sector Attribution for the Berkeley/Graham/Tiverton Series

Currency Series

2011

The Currency Series – Class 1 NAV lost 5.5% for the six months ended June 30, 2011, net of fees and expenses; the Currency Series – Class 2 NAV lost 4.1% for the six months ended June 30, 2011, net of fees and expenses.

For the six months ended June 30, 2011, the Currency Series recorded net loss on investments of $177,831, net income of $54,459, and total expenses of $210,369, resulting in a net decrease in Owners’ capital from operations of $333,741. The NAV per Unit, Class 1, decreased from $79.09 at December 31, 2010, to $74.74 as of June 30, 2011. The NAV per Unit, Class 2, decreased from $95.43 at December 31, 2010, to $91.54 as of June 30, 2011. Total Class 1 subscriptions and redemptions for the period were $30,393 and $1,102,932, respectively. Total Class 2 redemptions for the period were $621,417. There were no subscriptions. Ending capital at June 30, 2011, was $4,989,176 for Class 1 and $122,527 for Class 2. Ending capital at December 31, 2010, was $6,381,882 for Class 1 and $757,518 for Class 2.

The Currency Series may have both long and short exposure to the Currencies sector only.

Currency Series

In terms of major CTA performance, FX Concepts was positive while C-view and Harmonic were negative for the quarter.

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

Long Only Commodity Series

2011

The Long Only Commodity Series – Class 1 NAV lost 0.2% for the six months ended June 30, 2011, net of fees and expenses; the Long Only Commodity Series – Class 2 NAV gained 0.7% for the six months ended June 30, 2011, net of fees and expenses; the Long Only Commodity Series – Class 3 NAV gained 0.6% from the start of trading operations on January 13, 2011 through June 30, 2011, net of fees and expenses.

For the six months ended June 30, 2011, the Long Only Commodity Series recorded net gain on investments of $66,844, net income of $39,619, and total expenses of $63,880, resulting in a net increase in Owners’ capital from operations of $42,583. The NAV per Unit, Class 1, decreased from $94.11 at December 31, 2010 to $93.88 as of June 30, 2011. The NAV per Unit, Class 2, increased from $103.71 at December 31, 2010, to $104.48 as of June 30, 2011. The NAV per Unit, Class 3, increased from $103.88 at the beginning of trading operations on January 14, 2011, to $104.48 as of June 30, 2011. Total Class 1 subscriptions and redemptions for the period were $557 and $1,484,628, respectively. Total Class 2 redemptions for the period were $584,000. There were no subscriptions. Total Class 3 subscriptions and redemptions for the period were $787,551 and $177,528, respectively. Ending capital at June 30, 2011, was $1,904,026 for Class 1, $292,010 for Class 2 and $581,730 for Class 3. Ending capital at December 31, 2010, was $3,348,953 for Class 1 and $844,278 for Class 2.

The Long Only Commodity Series may have long-only exposure in the Energies, Metals, and Commodities sectors. The Long Only Commodity Series invests approximately equally in the Jefferies Commodity Performance Index and the Thompson Reuters/Jefferies CRB Index. There are no Sector or major CTA Attribution charts for the Long Only Commodity Series.

The Jefferies Commodity Performance Index is a broadly-diversified, long-only, passive, rules-based index that uses proprietary composition, rebalancing and rollover methodology for calculating the Index. For the period from January 1, through June 30, 2011 the index decreased 1.24%. The Thompson Reuters/Jefferies CRB Index is designed to provide timely and accurate representation of a long-only, broadly diversified investment in commodities through a transparent and disciplined calculation methodology. For the period from January 1, through June 30, 2011 the index increased 1.62%. The average of the two indexes for the six months ended June 30, 2011 was 0.19%. Both indexes are proprietary to Jefferies & Company, Inc.

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

The Long Only Commodity Series invests approximately equally in the Jefferies Commodity Performance Index and the Thompson Reuters/Jefferies CRB Index. There are no Sector Attribution charts for the Long Only Commodity Series.

Managed Futures Index Series

2011

The Managed Futures Index Series – Class 1 NAV lost 11.9% for the six months ended June 30, 2011, net of fees and expenses; the Managed Futures Index Series – Class 2 NAV lost 11.0% for the six months ended June 30, 2011, net of fees and expenses; the Managed Futures Index Series – Class 3 NAV lost 8.9% from the start of trading operations on January 13, 2011 through June 30, 2011, net of fees and expenses.

For the six months ended June 30, 2011 the Managed Futures Index Series recorded a net loss on investments of $477,123, net income of $44,982, and total expenses of $70,423, resulting in a net decrease in Owners’ capital from operations of $502,564. The NAV per Unit, Class 1, decreased from $117.96 at December 31, 2010, to $103.95 as of June 30, 2011. The NAV per Unit, Class 2, decreased from $129.69 at December 31, 2010, to $115.43 as of June 30, 2011. The NAV per Unit, Class 3, decreased from $126.73 at the start of trading operations on January 14, 2011, to $115.42 as of June 30, 2011. Total Class 1 redemptions for the period were $919,127. There were no subscriptions. Total Class 2 redemptions for the period were $575,357. There were no subscriptions. Total Class 3 subscriptions and redemptions for the period were $ 371,833 and $2,102, respectively. Ending capital at June 30, 2011, was $375,589 for Class 1, $2,820,776 for Class 2 and $336,781 for Class 3. Ending capital at December 31, 2010, was $1,388,452 for Class 1 and $3,772,011 for Class 2.

The Managed Futures Index Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Managed Futures Index Series

One of the six sectors traded in the Managed Futures Index Series was profitable in the second quarter. Interest rates were positive while metals, currencies, energies, agriculturals and stock indices were negative during the second quarter.

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

Sector Attribution for the Managed Futures Index Series

Winton Series

2011

The Winton Series – Class 1 NAV lost 2.2% for the six months ended June 30, 2011, net of fees and expenses; the Winton Series – Class 2 NAV lost 0.7% for the six months ended June 30, 2011, net of fees and expenses.

For the six months ended June 30, 2011, the Winton Series recorded net gain on investments of $742,497, net income of $209,265, and total expenses of $1,724,039, resulting in a net decrease in Owners’ capital from operations of $772,277. The NAV per Unit, Class 1, decreased from $135.04 at December 31, 2010, to $132.13 as of June 30, 2011. The NAV per Unit, Class 2, decreased from $153.99 at December 31, 2010, to $152.92 as of June 30, 2011. Total Class 1 subscriptions for the period were $140,694 and redemptions were $10,672,302. Total Class 2 redemptions for the period were $439,666. There were no subscriptions. Ending capital at June 30, 2011, was $38,120,707 for Class 1 and $10,855,179 for Class 2. Ending capital at December 31, 2010, was $49,350,981 for Class 1 and $11,368,456 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Winton Series

One of the six sectors traded in the Winton Series was profitable in the second quarter. Currencies were positive while metals, energies, agriculturals, interest rates and stock indices were negative for the quarter.

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

Sector Attribution for the Winton Series

Winton/Graham Series

2011

The Winton/Graham Series – Class 1 NAV lost 5.0% for the six months ended June 30, 2011, net of fees and expenses; the Winton/Graham Series – Class 2 NAV lost 3.6% for the six months ended June 30, 2011, net of fees and expenses.

For the six months ended June 30, 2011, the Winton/Graham Series recorded net loss on investments of $797,530, net income of $94,852, and total expenses of $1,611,886, resulting in a net decrease in Owners’ capital from operations of $1,843,845, after non-controlling interest of $470,719. The NAV per Unit, Class 1, decreased from $119.83 at December 31, 2010, to $113.85 as of June 30, 2011. The NAV per Unit, Class 2, decreased from $144.04 at December 31, 2010, to $138.90 as of June 30, 2011. Total Class 1 subscriptions and redemptions for the period were $67,701 and $14,634,590, respectively. Total Class 2 redemptions for the period were $4,478,042. There were no subscriptions. Ending capital at June 30, 2011, was $29,686,664 for Class 1 and $6,934,998 for Class 2. Ending capital at December 31, 2010, was $45,898,246 for Class 1 and $11,612,192 for Class 2.

The Winton/Graham Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Winton/Graham Series

Two of the six sectors traded in the Winton/Graham Series were profitable in the second quarter. Currencies and interest rates were positive while energies, agriculturals, metals and stock indices were negative for the quarter.

In terms of major CTA performance, both Winton and Graham were negative for the quarter.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of June 30, 2011 and December 31, 2010. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Frontier Diversified Series: (1)

	June 30, 2011		December 31, 2010
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$4,495,017	3.3%	$2,922,054	1.8%

Currencies	$3,267,010	2.4%	$2,240,613	1.4%

Stock Indices	$6,425,387	4.7%	$6,404,181	4.0%

Metals	$1,332,018	1.0%	$1,371,891	0.9%

Agriculturals/Softs	$2,094,840	1.5%	$5,305,078	3.3%

Energy	$1,847,689	1.3%	$7,868,442	4.9%

Total:	$19,461,961	14.2%	$26,112,259	16.3%

Frontier Dynamic Series: (2)

	June 30, 2011		December 31, 2010
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$—	0%	$—	0%

Currencies	$—	0%	$—	0%

Stock Indices	$—	0%	$—	0%

Metals	$—	0%	$—	0%

Agriculturals/Softs	$—	0%	$—	0%

Energy	$—	0%	$—	0%

Total:	$—	0%	$—	0%

Frontier Long/Short Commodity Series:

	June 30, 2011		December 31, 2010
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$531,899	0.8%	$322,364	0.4%

Currencies	$493,567	0.7%	$242,199	0.3%

Stock Indices	$964,869	1.4%	$411,536	0.5%

Metals	$1,260,588	1.8%	$329,861	0.4%

Agriculturals/Softs	$2,565,249	3.7%	$3,206,941	4.2%

Energy	$2,327,051	3.3%	$4,762,766	6.2%

Total:	$8,143,223	11.7%	$9,275,667	12.0%

Frontier Masters Series: (3)

	June 30, 2011		December 31, 2010
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$1,889,636	6.4%	$835,668	1.3%

Currencies	$892,045	3.0%	$424,749	0.6%

Stock Indices	$928,225	3.1%	$756,786	1.1%

Metals	$234,028	0.8%	$277,901	0.4%

Agriculturals/Softs	$469,082	1.6%	$251,661	0.4%

Energy	$563,090	1.9%	$203,123	0.3%

Total:	$4,976,106	16.8%	$2,749,888	4.1%

Balanced Series: (4), (5)

	June 30, 2011		December 31, 2010
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$11,075,470	3.8%	$8,353,253	2.2%

Currencies	$7,385,754	2.5%	$6,381,910	1.7%

Stock Indices	$16,561,680	5.7%	$18,517,071	4.9%

Metals	$3,479,293	1.2%	$3,908,168	1.0%

Agriculturals/Softs	$5,536,659	1.9%	$15,220,938	4.0%

Energy	$4,935,494	1.7%	$22,499,117	6.0%

Total:	$48,974,350	16.8%	$74,880,457	19.8%

Berkeley/Graham/Tiverton Series:

	June 30, 2011		December 31, 2010
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$473,748	1.0%	$718,098	1.0%

Currencies	$1,620,099	3.4%	$1,434,603	2.0%

Stock Indices	$259,810	0.5%	$1,023,873	1.5%

Metals	$162,009	0.3%	$206,109	0.3%

Agriculturals/Softs	$248,388	0.5%	$327,581	0.5%

Energy	$43,771	0.1%	$233,916	0.3%

Total:	$2,807,825	5.8%	$3,944,180	5.6%

Currency Series: (6)

	June 30, 2011		December 31, 2010
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$—	0%	$—	0%

Currencies	$1,227,852	7.1%	$381,279	1.9%

Stock Indices	$—	0%	$—	0%

Metals	$—	0%	$—	0%

Agriculturals/Softs	$—	0%	$—	0%

Energy	$—	0%	$—	0%

Total:	$1,227,852	7.1%	$381,279	1.9%

Long Only Commodity Series:

	June 30, 2011		December 31, 2010
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$—	0.0%	$—	0.0%

Currencies	$—	0.0%	$—	0.0%

Stock Indices	$—	0.0%	$—	0.0%

Metals	$72,000	2.6%	$97,920	2.3%

Agriculturals/Softs	$102,000	3.7%	$138,720	3.3%

Energy	$126,000	4.5%	$171,360	4.1%

Total:	$300,000	10.8%	$408,000	9.7%

Managed Futures Index Series:

	June 30, 2011		December 31, 2010
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$102,139	2.9%	$144,635	2.8%

Currencies	$278,863	7.9%	$338,036	6.6%

Stock Indices	$56,474	1.6%	$105,228	2.0%

Metals	$5,514	0.2%	$37,502	0.7%

Agriculturals/Softs	$17,178	0.5%	$94,797	1.8%

Energy	$6,574	0.2%	$44,273	0.9%

Total:	$466,742	13.3%	$764,471	14.8%

Winton Series:

MARKET SECTOR	June 30, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$1,677,701	3.4%	$732,649	1.2%

Currencies	$2,271,995	4.6%	$1,247,838	2.1%

Stock Indices	$392,214	0.8%	$950,979	1.6%

Metals	$167,303	0.3%	$274,568	0.5%

Agriculturals/Softs	$298,532	0.6%	$675,764	1.1%

Energy	$80,117	0.2%	$259,374	0.4%

Total:	$4,887,862	9.9%	$4,141,172	6.9%

Winton/Graham Series:

	June 30, 2011		December 31, 2010
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

Interest Rates	$1,161,921	3.2%	$1,277,380	2.2%

Currencies	$2,706,552	7.4%	$2,303,772	4.0%

Stock Indices	$432,350	1.2%	$1,627,973	2.8%

Metals	$141,470	0.4%	$322,999	0.6%

Agriculturals/Softs	$377,381	1.0%	$721,077	1.3%

Energy	$80,148	0.2%	$418,361	0.7%

Total:	$4,899,822	13.4%	$6,671,562	11.6%

(1)	As of June 30, 2011 and December 31, 2010, a portion of the assets of the Frontier Diversified Series was invested in an Option basket of futures contracts with a notional value of $7,437,929 and $15,569,595, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(2)	As of June 30, 2011 and December 31, 2010, a portion of the assets of the Frontier Dynamic Series was invested in an Option basket of futures contracts with a notional value of $27,161,769 and $27,048,602, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(3)	As of December 31, 2010, a portion of the assets of the Frontier Masters Series was invested in an Option basket of futures contracts with a notional value of $26,242,246. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(4)	As of June 30, 2011 and December 31, 2010, a portion of the assets of the Balanced Series was invested in the Currency Series and Frontier Dynamic Series. The Balanced Series effective ownership in these Series as of June 30, 2011 was 70.6% and 94.9%, respectively. As of December 31, 2010 the Balanced Series effective ownership was 64.2% and 94.5%, respectively. Including its investment in this Series, total value at risk for the Balanced Series would be $49,841,597, or 17.2% of capitalization as of June 30, 2011 and $78,125,333, or 20.7% of capitalization as of December 31, 2010.
(5)	As of June 30, 2011 and December 31, 2010, a portion of the assets of the Balanced Series was invested in an Option basket of futures contracts with a notional value of $15,792,082 and $68,460,196, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(6)	As of June 30, 2011 and December 31, 2010, a portion of the assets of the Currency Series was invested in an Option basket of futures contracts with a notional value of $10,812,109 and $11,567,063, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of June 30, 2011, by market sector.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Accounting Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the Trust and each Series as of March 31, 2011 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Accounting Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the year ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Scope of Exhibit 31 Certifications

The certifications of the Chief Executive Officer and the Chief Accounting Officer of the Managing Owner included as Exhibits 31.1 and 31.2, respectively, to this Form 10-Q apply not only to the Trust as a whole but also to each Series individually.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

The section entitled “Risk Factors” beginning on page 21 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-164629) is incorporated by reference into this section.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Registrant for the three months ended June 30, 2011. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Registrant claims an exemption from registration of each of the transactions listed below under Section 4(2) of the Securities Act, as a sale by an issuer not involving a public offering.

SERIES	DATE	UNITS	CONSIDERATION
NONE

One hundred percent of the offering proceeds from the sale of Units are initially available for the Series’ trading activities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the prospectus as Exhibit A) ****

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 1 3a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

31.2	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 1 3a-14(a) and 1 5(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.10	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.11	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.12	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

101	The following financial statements from Frontier Funds’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 12, 2011, formatted in XBRL: (i) Statements of Operations, (ii) Statements of Financial Condition, (iii) Statements of Cash Flows, (iv) Statements of Changes in Capital, (v) the Notes to Financial Statements, tagged as blocks of text.

****	Previously filed and incorporated by reference from exhibit 4.1 from Post-Effective Amendment One to the Registration Statement on Form S-1 filed March 22, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Frontier Fund
(Registrant)
Date: August 12, 2011
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
Date: August 12, 2011
	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton/Graham Series,
a Series of The Frontier Fund
(Registrant)

Date: August 12, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton Series,
a Series of The Frontier Fund
(Registrant)
Date: August 12, 2011
	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berkeley/Graham/Tiverton Series, a Series of The Frontier Fund
(Registrant)

Date: August 12, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Currency Series, a Series of The Frontier Fund (Registrant)
Date: August 12, 2011
	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long Only Commodity Series, a Series of The Frontier Fund (Registrant)

Date: August 12, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Series, a Series of The Frontier Fund (Registrant)

Date: August 12, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Index Series, a Series of The Frontier Fund (Registrant)

Date: August 12, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Series, a Series of The Frontier Fund (Registrant)
Date: August 12, 2011
	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Dynamic Series, a Series of The Frontier Fund
Date: August 12, 2011	(Registrant)

	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Series, a Series of The Frontier Fund (Registrant)
Date: August 12, 2011
	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund