Form 10-Q
period 2011-09-30
FRONTIER FUND; BALANCED SERIES, a series of The Frontier Fund; WINTON/GRAHAM SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; BERKELEY/GRAHAM/TIVERTON SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; LONG ONLY COMMODITY SERIES, a series of The Frontier Fund; FRONTIER LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; MANAGED FUTURES INDEX SERIES, a series of The Frontier Fund; FRONTIER DIVERSIFIED SERIES, a series of The Frontier Fund
filed 2011-11-14
CIK 1261379, 1389122, 1389123, 1389124, 1389125, 1389126, 1389127, 1389128, 1389129, 1450720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2011

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF SEPTEMBER 30, 2011, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

The Frontier Fund

Statements of Financial Condition

September 30, 2011 and December 31, 2010

	Frontier Diversified Series		Frontier Dynamic Series (1)			Frontier Long/Short Commodity Series
	9/30/2011 (Unaudited)	12/31/2010	9/30/2011 (Unaudited)		12/31/2010	9/30/2011 (Unaudited)	12/31/2010
ASSETS

Cash and cash equivalents	$4,969,463	$4,647,422	$—		$498,048	$2,682,036	$1,114,912
U.S. Treasury securities, at fair value	15,855,885	13,620,730	—		2,796,510	6,236,708	6,801,035
Custom time deposits	71,043,746	77,115,708	—		15,832,842	27,944,143	38,505,033
Receivable from futures commission merchants	—	—	—		—	83,085,859	—
Swap contracts, at fair value	5,255,187	11,407,905	—		10,956,772	32,087	—
Investments in unconsolidated trading companies, at fair value	43,467,217	54,940,095	—		—	3,230,407	32,964,448
Prepaid service fees—Class 1	271,595	407,844	—		6,542	145,835	47,889
Interest receivable	72,090	185,893	—		38,166	28,356	92,819
Receivable from related parties	—	90,000	—		—	18,650	—
Other assets	1,612	60	—		12	340	212

Total Assets	$140,936,795	$162,415,657	$—		$30,128,892	$123,404,421	$79,526,348

LIABILITIES & CAPITAL

LIABILITIES
Inter-series payables, at fair value	$—	$—	$—		$28,320,283	$—	$—
Open trade deficit, at fair value	—	—	—		—	27,029,769	—
Pending owner additions	197,093	622,918	—		70,000	62,000	125,967
Owner redemptions payable	167,253	219,042	—		28,323	72,212	161,182
Incentive fees payable to Managing Owner	1,634,813	1,453,102	—		—	515,078	1,600,703
Management fees payable to Managing Owner	169,194	139,758	—		—	289,750	300,038
Interest payable to Managing Owner	47,542	52,961	—		10,064	24,107	21,144
Trading fees payable to Managing Owner	265,520	310,302	—		59,936	69,967	44,699
Trailing service fees payable to Managing Owner	69,324	48,903	—		726	28,733	69,686
Payables to related parties	40,691	57,770	—		6,585	26,277	8,528
Other liabilities	991	14,929	—		53	881	10,961

Total Liabilities	2,592,421	2,919,685	—		28,495,970	28,118,774	2,342,908

CAPITAL
Managing Owner Units—Class 1	27,629	28,484	—		25,282	—	—
Managing Owner Units—Class 1a	—	—	—		—	14,266	32,439
Managing Owner Units—Class 2	1,496,217	1,627,227	—		25,960	497,306	1,309,512
Managing Owner Units—Class 2a	—	—	—		—	221,472	33,324
Limited Owner Units—Class 1	76,568,390	89,993,647	—		1,193,940	8,994,338	31,185,756
Limited Owner Units—Class 1a	—	—	—		—	16,878,318	5,619,870
Limited Owner Units—Class 2	60,252,138	67,846,614	—		387,740	8,775,854	14,275,466
Limited Owner Units—Class 2a	—	—	—		—	9,553,671	3,728,502
Limited Owner Units—Class 3	—	—	—		—	24,463,504	20,998,571

Total Owners’ Capital	138,344,374	159,495,972	—		1,632,922	69,398,729	77,183,440

Non-Controlling Interests	—	—	—		—	25,886,918	—

Total Capital	138,344,374	159,495,972	—		1,632,922	95,285,647	77,183,440

Total Liabilities and Capital	$140,936,795	$162,415,657	$—		$30,128,892	$123,404,421	$79,526,348

Units Outstanding
Class 1	762,397	869,125	—		13,262	65,845	234,956
Class 1a	N/A	N/A	N/A		N/A	138,843	47,917
Class 2	590,195	652,590	—		4,382	57,486	101,687
Class 2a	N/A	N/A	N/A		N/A	77,193	31,044
Class 3	N/A	N/A	N/A		N/A	151,661	137,017

Net Asset Value per Unit
Class 1	$100.47	$103.58	$88.05	(1)	$91.94	$136.60	$132.73
Class 1a	N/A	N/A	N/A		N/A	$121.67	$117.96
Class 2	$104.62	$106.46	$91.26	(1)	$94.40	$161.31	$153.26
Class 2a	N/A	N/A	N/A		N/A	$126.63	$121.18
Class 3	N/A	N/A	N/A		N/A	$161.30	$153.26

(1)	The Frontier Dynamic Series ceased trading operations on July 15, 2011 and redeemed all existing Units. The Series remains active. Net asset value per unit represents the liquidation value.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Financial Condition

September 30, 2011 and December 31, 2010

	Frontier Masters Series		Balanced Series		Berkeley/Graham/Tiverton Series (1)
	9/30/2011 (Unaudited)	12/31/2010	9/30/2011 (Unaudited)	12/31/2010	9/30/2011 (Unaudited)	12/31/2010
ASSETS

Cash and cash equivalents	$2,521,885	$1,207,290	$8,144,442	$5,375,950	$1,727,331	$1,341,151
U.S. Treasury securities, at fair value	7,948,688	3,543,554	28,765,612	27,253,497	5,717,056	7,024,829
Custom time deposits	35,614,824	20,062,341	128,886,959	154,299,574	25,615,795	39,772,074
Receivable from futures commission merchants	4,986,615	—	67,309,977	85,398,794	—	—
Open trade equity, at fair value	264,892	—	28,106,562	26,090,210	—	—
Swap contracts, at fair value	40,895	26,242,246	31,975,419	49,811,462	29,414	—
Investments in unconsolidated trading companies, at fair value	6,033,265	15,921,658	22,475,355	42,072,378	6,052,803	12,665,871
Investment in Berkeley Quantitative Colorado Fund, LLC, at fair value	—	—	—	—	6,242,018	10,157,099
Inter-series receivables, at fair value	—	—	—	41,137,058	—	—
Prepaid service fees—Class 1	87,944	204,960	—	3	—	16
Interest receivable	36,139	48,362	130,786	371,950	25,993	95,873
Other assets	—	15	19,880	18,859	445	136

Total Assets	$57,535,147	$67,230,426	$315,814,992	$431,829,735	$45,410,855	$71,057,049

LIABILITIES & CAPITAL

LIABILITIES
Pending owner additions	$130,000	$146,000	$—	$—	$—	$—
Owner redemptions payable	11,268	183,222	231,271	112,581	79,948	96,181
Incentive fees payable to Managing Owner	519,999	229,686	2,495,158	2,688,776	29,678	270,557
Management fees payable to Managing Owner	116,639	108,531	21,305	114,145	83,884	152,455
Interest payable to Managing Owner	24,735	13,334	12,410	149,043	74,469	119,500
Trading fees payable to Managing Owner	109,910	131,841	10,796	71,087	18,402	29,714
Trailing service fees payable to Managing Owner	39,223	21,894	8,286	196,325	94,833	148,307
Payables to related parties	13,519	113,911	—	67,515	4,296	10,054
Other liabilities	1,157	6,277	4,477	3,129	723	953

Total Liabilities	966,450	954,696	2,783,703	3,402,601	386,233	827,721

CAPITAL
Managing Owner Units—Class 1	28,260	28,315	—	—	—	—
Managing Owner Units—Class 2	602,058	696,838	2,109,847	2,679,852	8,483	136,528
Managing Owner Units—Class 2a	—	—	159,998	165,380	—	—
Limited Owner Units—Class 1	36,152,622	41,185,360	193,899,554	287,807,510	40,068,730	61,842,996
Limited Owner Units—Class 1a	—	—	3,396,804	5,120,558	—	—
Limited Owner Units—Class 2	19,733,768	24,365,217	61,798,218	74,035,876	4,947,409	8,249,804
Limited Owner Units—Class 2a	—	—	2,724,842	3,396,994	—	—
Limited Owner Units—Class 3a	—	—	2,904,028	3,691,280	—	—

Total Owners’ Capital	56,516,708	66,275,730	266,993,291	376,897,450	45,024,622	70,229,328

Non-Controlling Interests	51,989	—	46,037,998	51,529,684	—	—

Total Capital	56,568,697	66,275,730	313,031,289	428,427,134	45,024,622	70,229,328

Total Liabilities and Capital	$57,535,147	$67,230,426	$315,814,992	$431,829,735	$45,410,855	$71,057,049

Units Outstanding
Class 1	352,076	400,269	1,538,493	2,181,233	405,825	559,848
Class 1a	N/A	N/A	30,857	44,006	N/A	N/A
Class 2	190,061	236,869	410,306	481,110	41,156	63,664
Class 2a	N/A	N/A	22,310	26,653	N/A	N/A
Class 3a	N/A	N/A	22,457	27,616	N/A	N/A

Net Asset Value per Unit
Class 1	$102.76	$102.96	$126.03	$131.95	$98.73	$110.46
Class 1a	N/A	N/A	$110.08	$116.36	N/A	N/A
Class 2	$107.00	$105.81	$155.76	$159.46	$120.42	$131.73
Class 2a	N/A	N/A	$129.31	$133.66	N/A	N/A
Class 3a	N/A	N/A	$129.31	$133.66	N/A	N/A

(1)	Formerly the Campbell/Graham/Tiverton Series .

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Financial Condition

September 30, 2011 and December 31, 2010

	Currency Series		Long Only Commodity Series		Managed Futures Index Series
	9/30/2011 (Unaudited)	12/31/2010	9/30/2011 (Unaudited)	12/31/2010	9/30/2011 (Unaudited)	12/31/2010
ASSETS

Cash and cash equivalents	$144,313	$275,485	$88,159	$175,096	$221,582	$196,091
U.S. Treasury securities, at fair value	396,954	2,009,673	255,133	485,541	551,798	597,700
Custom time deposits	1,778,589	11,378,050	1,143,147	2,748,960	2,472,379	3,383,966
Receivable from futures commission merchants	—	678,208	—	—	—	—
Open trade equity, at fair value	—	27,098	—	—	—	—
Swap Contracts, at fair value	2,042	5,668,768	1,313	790,796	2,839	—
Investments in unconsolidated trading companies, at fair value	2,423,197	—	—	—	828,990	992,837
Interest receivable	1,805	27,428	1,160	6,627	2,509	8,157
Interest receivable from Managing Owner	1,566	—	—	—	—	—
Receivable from related parties	—	—	—	—	—	1,440
Other assets	8	28	85	61	—	3

Total Assets	$4,748,474	$20,064,738	$1,488,997	$4,207,081	$4,080,097	$5,180,194

LIABILITIES & CAPITAL

LIABILITIES
Inter-series payables, at fair value	$—	$12,816,775	$—	$—	$—	$—
Swap Contracts, at fair value	—	—	60,068	—	—	—
Pending owner additions	—	—	—	—	—	1,440
Owner redemptions payable	—	45,220	—	—	—	794
Management fees payable to Managing Owner	—	13,860	2,670	4,634	7,549	10,789
Interest payable to Managing Owner	—	24,379	848	1,760	1,552	2,212
Trading fees payable to Managing Owner	1,917	8,409	690	1,750	1,627	2,154
Trailing service fees payable to Managing Owner	6,749	11,273	947	5,599	631	2,338
Payables to related parties	4,623	5,298	18,737	90	—	—
Other liabilities	320	124	4	17	51	4

Total Liabilities	13,609	12,925,338	83,964	13,850	11,410	19,731

CAPITAL
Managing Owner Units—Class 2	2,603	2,791	35,919	51,212	2,289,497	2,375,149
Limited Owner Units—Class 1	4,617,403	6,381,882	510,371	3,348,953	394,172	1,388,452
Limited Owner Units—Class 2	114,859	754,727	84,213	793,066	1,014,727	1,396,862
Limited Owner Units—Class 3	—	—	774,530	—	370,291	—

Total Owners’ Capital	4,734,865	7,139,400	1,405,033	4,193,231	4,068,687	5,160,463

Non-Controlling Interests	—	—	—	—	—	—

Total Capital	4,734,865	7,139,400	1,405,033	4,193,231	4,068,687	5,160,463

Total Liabilities and Capital	$4,748,474	$20,064,738	$1,488,997	$4,207,081	$4,080,097	$5,180,194

Units Outstanding
Class 1	64,031	80,694	6,317	35,587	3,210	11,770
Class 2	1,320	7,938	1,329	8,141	24,108	29,084
Class 3 (1)	N/A	N/A	8,570	N/A	2,702	N/A

Net Asset Value per Unit
Class 1	$72.11	$79.09	$80.80	$94.11	$122.81	$117.96
Class 2	$88.97	$95.43	$90.38	$103.71	$137.06	$129.69
Class 3 (1)	N/A	N/A	$90.38	N/A	$137.06	N/A

(1)	Both the Long Only Commodity Series, Class 3 Units and the Managed Futures Index Series, Class 3 Units began trading operations on January 14, 2011

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Financial Condition

September 30, 2011 and December 31, 2010

	Winton Series		Winton/Graham Series
	9/30/2011 (Unaudited)	12/31/2010	9/30/2011 (Unaudited)	12/31/2010
ASSETS

Cash and cash equivalents	$2,521,430	$1,808,624	$1,709,636	$1,352,481
U.S. Treasury securities, at fair value	8,266,000	8,020,509	5,251,865	7,045,351
Custom time deposits	37,036,569	45,409,259	23,531,463	39,888,265
Receivable from futures commission merchants	—	—	—	11,090,076
Open trade equity, at fair value	—	—	—	1,427,138
Swap Contracts, at fair value	42,528	—	27,020	—
Investments in unconsolidated trading companies, at fair value	3,984,008	6,222,907	4,733,258	3,383,251
Interest receivable	37,582	109,462	23,878	96,154
Other assets	101	117	85	111

Total Assets	$51,888,218	$61,570,878	$35,277,205	$64,282,827

LIABILITIES & CAPITAL

LIABILITIES
Owner redemptions payable	$19,049	$8,782	$—	$61,838
Incentive fees payable to Managing Owner	470,431	467,341	181,052	623,629
Management fees payable to Managing Owner	96,894	122,675	88,627	168,136
Interest payable to Managing Owner	85,116	102,270	58,904	97,293
Trading fees payable to Managing Owner	21,022	25,245	14,592	24,127
Trailing service fees payable	79,027	99,085	63,840	103,698
Payables to related parties	19,239	25,385	7,578	12,309
Other liabilities	771	658	640	1,001

Total Liabilities	791,549	851,441	415,233	1,092,031

CAPITAL
Managing Owner Units—Class 2	34,246	230,781	59,656	61,691
Limited Owner Units—Class 1	39,365,083	49,350,981	28,232,072	45,898,246
Limited Owner Units—Class 2	11,697,340	11,137,675	6,570,244	11,550,501

Total Owners’ Capital	51,096,669	60,719,437	34,861,972	57,510,438

Non-Controlling Interests	—	—	—	5,680,358

Total Capital	51,096,669	60,719,437	34,861,972	63,190,796

Total Liabilities and Capital	$51,888,218	$61,570,878	$35,277,205	$64,282,827

Units Outstanding
Class 1	277,090	365,451	249,162	383,032
Class 2	70,813	73,827	47,599	80,620

Net Asset Value per Unit
Class 1	$142.07	$135.04	$113.31	$119.83
Class 2	$165.67	$153.99	$139.29	$144.04

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedules of Investments

September 30, 2011

(Unaudited)

	Frontier Diversified Series		Frontier Dynamic Series (3)		Frontier Long/Short Commodity Series		Frontier Masters Series
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)

LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$15,536,565	16.31%	$(166,254)	-0.29%
Silver @ COMEX Settling 12/1/13 (Number of Contracts: 264)	—	0.00%	—	0.00%	(16,793,040)	-17.62%	—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(2,602,883)	-2.73%	(336,757)	-0.60%
Copper @ LME Settling 10/1/11 (Number of Contracts: 17)	—	0.00%	—	0.00%	(1,062,352)	-1.11%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(502,841)	-0.53%	(53,082)	-0.09%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	1,298,924	1.36%	10,115	0.02%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	3,146	0.01%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(738,820)	-0.78%	(11,110)	-0.02%
Light Crude Oil Settling 11/1/11 (Number of Contracts: 1,424)	—	0.00%	—	0.00%	(3,994,434)	-4.19%	—	0.00%
Light Crude Oil Settling 1/1/12 (Number of Contracts: 659)	—	0.00%	—	0.00%	(3,136,884)	-3.29%	—	0.00%
Light Crude Oil Settling 11/1/12 (Number of Contracts: 902)	—	0.00%	—	0.00%	(19,370,306)	-20.33%	—	0.00%
Light Crude Oil Settling 1/1/13 (Number of Contracts: 912)	—	0.00%	—	0.00%	(18,652,803)	-19.58%	—	0.00%
Light Crude Oil Settling 9/1/13 (Number of Contracts: 968)	—	0.00%	—	0.00%	(16,091,640)	-16.89%	—	0.00%
Light Crude Oil Settling 11/1/13 (Number of Contracts: 708)	—	0.00%	—	0.00%	(11,487,320)	-12.06%	—	0.00%
Light Crude Oil Settling 1/1/14 (Number of Contracts: 814)	—	0.00%	—	0.00%	(11,345,040)	-11.91%	—	0.00%
Heating Oil Settling 1/1/12 (Number of Contracts: 1,268)	—	0.00%	—	0.00%	(8,056,297)	-8.45%	—	0.00%
NYM RBOB Gas Settling 1/1/12 (Number of Contracts: 672)	—	0.00%	—	0.00%	(6,576,192)	-6.90%	—	0.00%
NYM RBOB Gas Settling 2/1/12 (Number of Contracts: 443)	—	0.00%	—	0.00%	(5,132,320)	-5.39%	—	0.00%
NYM RBOB Gas Settling 3/1/12 (Number of Contracts: 148)	—	0.00%	—	0.00%	(1,429,987)	-1.50%	—	0.00%
NYM RBOB Gas Settling 6/1/12 (Number of Contracts: 746)	—	0.00%	—	0.00%	(9,321,270)	-9.78%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	(747,400)	-0.78%	—	0.00%
ICE Brent Crude Oil Settling 12/1/13 (Number of Contracts: 866)	—	0.00%	—	0.00%	(11,011,240)	-11.56%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	82,875	0.09%	18,586	0.03%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	240	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(37,329)	-0.07%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	23	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	(17,506,500)	-18.37%	—	0.00%
Various precious metals futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(6,107,798)	-6.41%	(31,013)	-0.05%
Coffee @ CSCE Settling 9/1/12 (Number of Contracts: 325)	—	0.00%	—	0.00%	(4,962,322)	-5.21%	—	0.00%
Corn Setttling 12/1/12 (Number of Contracts: 2,076)	—	0.00%	—	0.00%	(3,849,833)	-4.04%	—	0.00%
Soybeans Settling 11/1/11 (Number of Contracts: 1,375)	—	0.00%	—	0.00%	(5,305,045)	-5.57%	—	0.00%
Suger #11 Settling 5/1/12 (Number of Contracts: 357)	—	0.00%	—	0.00%	(1,355,218)	-1.42%	—	0.00%
Wheat Settling 12/1/11 (Number of Contracts: 818)	—	0.00%	—	0.00%	(5,367,850)	-5.63%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(29,985)	-0.03%	1,454	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	(24,000)	-0.03%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	(3,450)	0.00%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$(175,646,706)	-184.33%	$(601,981)	-1.06%

LONG OPTIONS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(1,263,813)	-1.33%	$124,088	0.22%
Silver @ COMEX Settling 12/1/12 (Number of Contracts: 256)	—	0.00%	—	0.00%	2,140,846	2.25%	—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	3,293,791	3.46%	328,684	0.58%
Copper @ LME Settling 10/1/12 (Number of Contracts: 17)	—	0.00%	—	0.00%	994,737	1.04%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	18,475	0.02%	17,582	0.03%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	(3,018,800)	-3.17%	29,531	0.05%
Eurodollar Settling 12/1/17 (Number of Contracts: 1,008)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	930,199	0.98%	161,850	0.29%
Light Crude Oil Settling 12/1/11 (Number of Contracts: 2,044)	—	0.00%	—	0.00%	6,937,573	7.28%	—	0.00%
Light Crude Oil Settling 12/1/12 (Number of Contracts: 1,253)	—	0.00%	—	0.00%	26,455,538	27.76%	—	0.00%
Light Crude Oil Settling 6/1/13 (Number of Contracts: 484)	—	0.00%	—	0.00%	8,229,840	8.64%	—	0.00%
Light Crude Oil Settling 12/1/13 (Number of Contracts: 2,308)	—	0.00%	—	0.00%	32,349,840	33.95%	—	0.00%
Heating Oil Settling 12/1/11 (Number of Contracts: 1,268)	—	0.00%	—	0.00%	7,866,062	8.26%	—	0.00%
NYM RBOB Gas Settling 12/1/11 (Number of Contracts: 2,083)	—	0.00%	—	0.00%	17,291,198	18.15%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	26,965	0.03%	—	0.00%
ICE Brent Crude Oil Settling 12/1/12 (Number of Contracts: 1,014	—	0.00%	—	0.00%	13,613,060	14.29%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	23,457	0.04%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	2,340	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	30,635	0.03%	4,567	0.01%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	2,690,921	2.82%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	223,090	0.23%	150,284	0.27%
Coffee @ CSCE Settling 3/1/12 (Number of Contracts: 57)	—	0.00%	—	0.00%	1,275,624	1.34%	—	0.00%
Coffee @ CSCE Settling 5/1/12 (Number of Contracts: 301)	—	0.00%	—	0.00%	4,698,329	4.93%	—	0.00%
Corn Settling 12/1/11 (Number of Contracts: 705)	—	0.00%	—	0.00%	5,794,424	6.08%	—	0.00%
Corn Settling 3/1/12 (Number of Contracts: 381)	—	0.00%	—	0.00%	2,036,542	2.14%	—	0.00%
Corn Settling 7/1/12 (Number of Contracts: 963)	—	0.00%	—	0.00%	6,922,858	7.27%	—	0.00%
Corn Settling 9/1/12 (Number of Contracts: 504)	—	0.00%	—	0.00%	2,937,251	3.08%	—	0.00%
Soybeans Settling 1/1/12 (Number of Contracts: 1,329)	—	0.00%	—	0.00%	5,133,239	5.39%	—	0.00%
Sugar #11 Settling 3/1/12 (Number of Contracts: 368)	—	0.00%	—	0.00%	1,020,495	1.07%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	20,341	0.04%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	37,700	0.04%	7,712	0.01%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	2,263	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	(5,826)	-0.01%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$148,666,617	156.06%	$866,873	1.53%

SHORT OPTIONS *	$—	0.00%	$—	0.00%	$(49,680)	-0.05%	$—	0.00%

CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$—	0.00%	$—	0.00%	$(27,029,769)	-28.32%	$264,892	0.47%

SWAPS(1)	$81,577	0.06%	$—	0.00%	$32,087	0.03%	$40,895	0.07%
Total Return Option Basket Swap (Termination date 6/6/14)	5,173,610	3.74%	—	0.00%	—	0.00%	—	0.00%

Total Swaps	$5,255,187	3.80%	$—	0.00%	$32,087	0.03%	$40,895	0.07%

U.S. TREASURY SECURITIES FACE VALUE	Fair Value		Fair Value		Fair Value		Fair Value

$36,500,000.00US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$7,664,638	5.54%	$—	0.00%	$3,014,786	3.16%	$3,842,347	6.79%
$36,700,000.00US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	8,191,247	5.93%	—	0.00%	3,221,922	3.38%	4,106,341	7.26%

	$15,855,885	11.47%	$—	0.00%	$6,236,708	6.54%	$7,948,688	14.05%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value		Face Value
US Treasury Note 3.875% due 02/15/2013 (2)	$7,303,134		$—		$2,872,594		$3,661,122
US Treasury Note 4.000% due 02/15/2015 (2)	7,343,152		—		2,888,334		3,681,183

	$14,646,286		$—		$5,760,928		$7,342,305

	Cost		Cost		Cost		Cost
US Treasury Note 3.875% due 02/15/2013 (2)	$7,628,352		$—		$3,000,514		$3,824,157
US Treasury Note 4.000% due 02/15/2015 (2)	7,606,472		—		2,991,908		3,813,188

	$15,234,824		$—		$5,992,422		$7,637,345

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on upon ownership in the cash management pool.
(3)	The Frontier Dynamic Series ceased trading operations on July 15, 2011 and redeemed all existing Units. The Series remains active.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedules of Investments

September 30, 2011

(Unaudited)

	Balanced Series		Berkeley/Graham/Tiverton Series (3)		Currency Series		Long Only Commodity Series
		% of Total Capital		% of Total Capital		% of Total Capital		% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(994,760)	-0.32%	$—	0.00%	$—	0.00%	$—	0.00%
Aluminum Settling 12/21/11 (Number of Contracts: 243)	(3,197,101)	-1.02%	—	0.00%	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	(26,536,433)	-8.48%	—	0.00%	—	0.00%	—	0.00%
Copper @ LME Settling 12/21/11 (Number of Contracts: 409)	(15,406,932)	-4.92%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	(104,267)	-0.03%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	88,404	0.03%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(2,234,109)	-0.71%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	(4,842,390)	-1.55%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	232,786	0.07%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	409,355	0.13%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	748,378	0.24%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	(436,256)	-0.14%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	(832,402)	-0.27%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(2,441,861)	-0.78%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	(41,235)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(1,723,645)	-0.55%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	(1,763)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(500,832)	-0.16%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	1,592	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$(57,813,471)	-18.47%	$—	0.00%	$—	0.00%	$—	0.00%

LONG OPTIONS *	$31,864,806	10.18%	$—	0.00%	$—	0.00%	$—	0.00%
Copper @ LME setting 12/1/11, Put @ 8,000 (Number of Contracts: 180)	5,389,065	1.72%	—	0.00%	—	0.00%	—	0.00%
Copper @ LME setting 12/1/11, Put @ 9,000 (Number of Contracts: 250)	12,837,063	4.10%	—	0.00%	—	0.00%	—	0.00%

Total Long Options	$50,090,934	16.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$4,417,934	1.41%	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	25,669,349	8.20%	—	0.00%	—	0.00%	—	0.00%
Copper @ LME Settling 12/21/11 (Number of Contracts: 174)	6,214,360	1.99%	—	0.00%	—	0.00%	—	0.00%
Copper @ LME Settling 6/20/12 (Number of Contracts: 48)	3,165,900	1.01%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (US)	65,309	0.02%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	759,397	0.24%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	2,721,673	0.87%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	4,082,560	1.30%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(195,143)	-0.06%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	167,630	0.54%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	5,966	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	379,787	0.12%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	2,819,148	0.90%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	299,895	0.10%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	113,840	0.04%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	26,809	0.01%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	8,055	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	26,325	0.01%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	(30,698)	-0.01%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$50,718,096	16.69%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT OPTIONS *	$(10,657,211)	-3.41%	$—	0.00%	$—	0.00%	$—	0.00%
Copper @ LME setting 12/1/11, Put @ 8,500 (Number of Contracts: 136)	(5,084,428)	-1.62%	—	0.00%	—	0.00%	—	0.00%

Total Long Options	$(15,741,639)	-5.03%	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *	$852,642	0.27%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity	$28,106,562	9.46%	$—	0.00%	$—	0.00%	$—	0.00%

SWAPS (1)	$147,997	0.05%	$29,414	0.07%	$2,042	0.04%	$1,313	0.09%
Total Return Option Basket Swap (Termination date 11/6/12)	17,859,447	5.71%	—	0.00%	—	0.00%	—	0.00%
Total Return Option Basket Swap (Termination date 6/6/14)	7,908,750	2.53%	—	0.00%	—	0.00%	—	0.00%
Total Return Option Basket Swap (Termination date 6/30/16)	6,059,225	1.94%	—	0.00%	—	0.00%	—	0.00%
Reuters/Jeffries CRB Index (Termination date 2/28/11)	—	0.00%	—	0.00%	—	0.00%	(30,063)	-2.14%
Jeffries Commodity Performance Index (Termination date 2/28/11)	—	0.00%	—	0.00%	—	0.00%	(30,005)	-2.14%

Total Swaps	$31,975,419	10.23%	$29,414	0.07%	$2,042	0.04%	$(58,755)	-4.19%

Investment in Berkeley Quantitative Colorado Fund, LLC (Cost of $8,487,603)	$—	0.00%	$6,242,018	13.86%	$—	0.00%	$—	0.00%

U.S. TREASURY SECURITIES FACE VALUE	Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00 US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$13,904,975	4.44%	$2,763,590	6.14%	$191,885	4.05%	$123,330	8.78%
$36,700,000.00 US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	14,860,637	4.75%	2,953,466	6.56%	205,069	4.33%	131,803	9.38%

	$28,765,612	9.19%	$5,717,056	12.70%	$396,954	8.38%	$255,133	18.16%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value		Face Value
US Treasury Note 3.875% due 02/15/2013 (2)	$13,249,146		$2,633,245		$182,835		$117,513
US Treasury Note 4.000% due 02/15/2015 (2)	13,321,744		2,647,674		183,837		118,157

	$26,570,890		$5,280,919		$366,672		$235,670

	Cost		Cost		Cost		Cost
US Treasury Note 3.875% due 02/15/2013 (2)	$13,839,148		$2,750,507		$190,977		$122,746
US Treasury Note 4.000% due 02/15/2015 (2)	13,799,453		2,742,617		190,429		122,394

	$27,638,601		$5,493,124		$381,406		$245,140

*	Except of those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on upon ownership in the cash management pool.
(3)	Formerly the Cambell/Graham/Tiverton Series

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedules of Investments

Sepetmber 30, 2011

(Unaudited)

	Managed Futures Index Series		Winton Series		Winton/Graham Series
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)

LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%

LONG OPTIONS *	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (US)	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%

SHORT OPTIONS *	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity	$—	0.00%	$—	0.00%	$—	0.00%

SWAPS (1)	$2,839	0.01%	$42,528	0.08%	$27,020	0.08%

U.S. TREASURY SECURITIES
FACE VALUE		Fair Value		Fair Value		Fair Value

$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$266,736	6.56%	$3,995,734	7.82%	$2,538,719	7.28%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	285,062	7.01%	4,270,266	8.36%	2,713,146	7.78%

		$551,798	13.57%	$8,266,000	16.18%	$5,251,865	15.06%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013 (2)	$254,155		$3,807,275		$2,418,980
	US Treasury Note 4.000% due 02/15/2015 (2)	255,548		3,828,136		2,432,235

		$509,703		$7,635,411		$4,851,215

		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013 (2)	$265,473		$3,976,817		$2,526,701
	US Treasury Note 4.000% due 02/15/2015 (2)	264,712		3,965,411		2,519,454

		$530,185		$7,942,228		$5,046,154

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on upon ownership in the cash management pool.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedules of Investments

December 31, 2010

	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series		Frontier Masters Series
Description	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)

LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

LONG OPTIONS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT OPTIONS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SWAPS (1)

Total Return Option Basket Swap (Termination date 6/6/14)	$11,407,905	7.15%	$10,956,772	670.99%	$—	0.00%	$26,242,246	39.60%

U.S. TREASURY SECURITIES
FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value

$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$6,706,231	4.20%	$1,376,875	84.32%	$3,348,522	4.34%	$1,744,686	2.63%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	6,914,499	4.34%	1,419,635	86.94%	3,452,513	4.47%	1,798,868	2.71%

		$13,620,730	8.54%	$2,796,510	171.26%	$6,801,035	8.81%	$3,543,554	5.34%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013 (2)	$6,277,315		$1,288,813		$3,134,358		$1,633,099
	US Treasury Note 4.000% due 02/15/2015 (2)	6,311,712		1,295,875		3,151,532		1,642,048

		$12,589,027		$2,584,688		$6,285,890		$3,275,147

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013 (2)	$6,556,852		$1,346,206		$3,273,935		$1,705,823
	US Treasury Note 4.000% due 02/15/2015 (2)	6,538,046		1,342,344		3,264,544		1,700,931

		$13,094,898		$2,688,550		$6,538,479		$3,406,754

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Not e 4.
(2)	Assets have been allocated to Series based on net assets which include inter-Series investments.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedules of Investments

December 31, 2010

	Balanced Series		Berkeley/Graham /Tiverton Series (3)		Currency Series		Long Only Commodity Series
Description	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)

LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$1,088,633	0.25%	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	8,015,226	1.87%	—	0.00%	—	0.00%	—	0.00%
Copper @ LME Settling 3/16/2011 (Number of Contracts: 215)	6,234,313	1.46%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	1,192,754	0.28%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	54,979	0.01%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	1,008,666	0.24%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	119,345	0.03%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	394,589	0.09%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	19,156	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	397,103	0.09%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	171,547	0.04%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	1,284,530	0.30%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	4,124,449	0.96%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	178,197	0.04%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	12,801	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	185,280	0.04%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	20,301	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(347,494)	-0.08%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	93,974	0.02%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$24,248,349	5.66%	$—	0.00%	$—	0.00%	$—	0.00%

LONG OPTIONS *	$24,855,339	5.80%	$—	0.00%	$—	0.00%	$—	0.00%
Copper @ LME Settling 3/1/2011, Call @ 8,400 (Numer of Contracts: 131)	4,299,158	1.00%	—	0.00%	—	0.00%	—	0.00%

Total Long Options	$29,154,497	6.80%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(2,251,017)	-0.53%	$—	0.00%	$—	0.00%	$—	0.00%
Copper @ Comex Settling 3/1/2011 (Number of Contracts: 265)	(4,448,411)	-1.04%	—	0.00%	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	(7,195,082)	-1.68%	—	0.00%	—	0.00%	—	0.00%
Copper @ LME Settling 3/16/2011 (Number of Contracts: 204)	(5,109,138)	-1.19%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (US)	(152,716)	-0.04%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	165,269	0.04%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(351,689)	-0.08%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	67,860	0.02%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(44,519)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(424,601)	-0.10%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	(149,997)	-0.04%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	(3,226,990)	-0.75%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(807,600)	-0.19%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	(54,735)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	93,081	0.02%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	76,258	0.02%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	2,893	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$(23,811,134)	-5.56%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT OPTIONS *	$(4,788,295)	-1.12%	$—	0.00%	$(1,292)	-0.02%	$—	0.00%

CURRENCY FORWARDS *	$1,286,793	0.30%	$—	0.00%	$28,390	0.40%	$—	0.00%

Total Open Trade Equity	$26,090,210	6.08%	$—	0.00%	$27,098	0.38%	$—	0.00%

SWAPS (1)
Option Basket Balanced Series(Termination date 11/6/12)	$49,811,462	11.63%	$—	0.00%	$—	0.00%	$—	0.00%
Option Basket Currency Series (Termination date 1/26/13)	—	0.00%	—	0.00%	5,668,768	79.40%	—	0.00%
Reuters/Jeffries CRB Index (Termination date 2/28/11)	—	0.00%	—	0.00%	—	0.00%	415,648	9.91%
Jeffries Commodity Performance Index (Termination date 2/28/11)	—	0.00%	—	0.00%	—	0.00%	375,148	8.95%

Total Swaps	$49,811,462	11.63%	$—	0.00%	$5,668,768	79.40%	$790,796	18.86%

Investment in Berkeley Quantitative Colorado Fund, LLC (Cost of $10,000,000)	$—	0.00%	$10,157,099	14.46%	$—	0.00%	$—	0.00%

U.S. TREASURY SECURITIES FACE VALUE	Fair Value		Fair Value		Fair Value		Fair Value

$36,500,000.00US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$13,418,389	3.13%	$3,458,708	4.92%	$989,472	13.86%	$239,058	5.70%
$36,700,000.00US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	13,835,108	3.23%	3,566,121	5.08%	1,020,201	14.29%	246,483	5.88%

	$27,253,497	6.36%	$7,024,829	10.00%	$2,009,673	28.15%	$485,541	11.58%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value		Face Value
US Treasury Note 3.875% due 02/15/2013 (2)	$12,560,178		$3,237,497		$926,188		$223,769
US Treasury Note 4.000% due 02/15/2015 (2)	12,629,001		3,255,236		931,263		224,995

	$25,189,179		$6,492,733		$1,857,450		$448,764

	Cost		Cost		Cost		Cost
US Treasury Note 3.875% due 02/15/2013 (2)	$13,119,498		$3,381,666		$967,432		$233,733
US Treasury Note 4.000% due 02/15/2015 (2)	13,081,869		3,371,967		964,657		233,063

	$26,201,367		$6,753,633		$1,932,089		$466,796

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to Series based on upon ownership in the cash management pool.
(3)	Formerly the Cambell/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Condensed Schedules of Investments

December 31, 2010

	Managed Futures Index Series		Winton Series		Winton/Graham Series
		% of Owners’ Capital		% of Owners’ Capital		% of Owners’ Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$172,560	0.28%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	181,596	0.29%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	98,545	0.16%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	23,874	0.04%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	89,785	0.14%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	14,200	0.02%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	22,017	0.04%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	10,474	0.02%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	17,866	0.03%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	200,060	0.32%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	349,196	0.56%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	4,650	0.01%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(29,609)	-0.05%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	11,090	0.02%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	(173,696)	-0.28%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	(24,225)	-0.04%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$968,383	1.56%

LONG OPTIONS *	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (US)	$—	0.00%	$—	0.00%	$(18,909)	-0.03%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(34,144)	-0.05%
Various currency futures contracts (US)	—	0.00%	—	0.00%	(2,458)	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	(33,762)	-0.05%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	—	0.00%	2,730	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	(11,891)	-0.02%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	(4,408)	-0.01%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	(114,032)	-0.18%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	(28,536)	-0.05%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	—	0.00%	—	0.00%	(21,733)	-0.03%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	—	0.00%	9,471	0.02%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	3,649	0.01%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	3,237	0.01%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$(250,786)	-0.38%

CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$709,541	1.13%

Total Open Trade Equity	$—	0.00%	$—	0.00%	$1,427,138	2.31%

U.S. TREASURY SECURITIES
FACE VALUE		Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 ( Cost $38,125,391 ) (1)	$294,280	5.70%	$3,948,936	6.50%	$3,468,812	5.53%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 ( Cost $38,016,039 ) (1)	303,420	5.88%	4,071,573	6.14%	3,576,539	5.70%

		$597,700	11.58%	$8,020,509	12.64%	$7,045,351	11.23%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013 (1)	$275,459		$3,696,370		$3,246,954
	US Treasury Note 4.000% due 02/15/2015 (1)	276,968		3,716,625		3,264,746

		$552,427		$7,412,995		$6,511,700

		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013 (1)	$287,725		$3,860,974		$3,391,545
	US Treasury Note 4.000% due 02/15/2015 (1)	286,900		3,849,900		3,381,818

		$574,625		$7,710,874		$6,773,363

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	Assets have been allocated to Series based on net assets which include inter-Series investments.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Nine Months Ended September 30, 2011 and 2010

	Frontier Diversified		Frontier Dynamic		Frontier Long/Short
	Series		Series (1)		Commodity Series
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2011	9/30/2010	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Investment Income:
Interest—net	$1,789,859	$1,574,200	$250,426	$339,411	$1,044,384	$824,875

Total Income	1,789,859	1,574,200	250,426	339,411	1,044,384	824,875

Expenses:
Incentive Fees	4,386,760	2,307,523	—	—	2,744,245	1,337,973
Management Fees	1,469,361	751,117	—	—	2,781,137	2,461,217
Service Fees—Class 1	1,393,776	981,435	51,746	66,679	673,297	899,900
Trading Fees	2,675,921	1,809,334	376,388	509,687	536,554	298,406

Total Expenses	9,925,818	5,849,409	428,134	576,366	6,735,233	4,997,496

Investment income/(loss)—net	(8,135,959)	(4,275,209)	(177,708)	(236,955)	(5,690,849)	(4,172,621)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	59,525	—	—	2,083,218	(24,029,653)
Net change in open trade equity/(deficit)	—	(705,094)	—	—	(603,159)	18,487,270
Net realized gain/(loss) on swap contracts	(308,941)	—	(2,151,434)	—	—	—
Net unrealized gain/(loss) on swap contracts	(4,032,004)	73,268	1,311,976	412,897	(20,878)	—
Net unrealized gain/(loss) on U.S. Treasury securities	94,249	509,695	13,534	111,227	57,006	314,203
Trading commissions	—	(13,917)	—	—	(19,674)	(444,193)
Net change in inter-series payables	—	(177,180)	941,000	(279,178)	—	—
Change in fair value of investments in unconsolidated trading companies	9,265,359	11,139,010	—	—	10,677,573	9,729,242

Net gain/(loss) on investments	5,018,663	10,885,307	115,076	244,946	12,174,086	4,056,869

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(3,117,296)	$6,610,098	$(62,632)	$7,991	$6,483,237	$(115,752)

Less: Operations attributable to non-controlling interests	—	(157,005)	—	—	2,188,871	(2,913,121)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(3,117,296)	$6,767,103	$(62,632)	$7,991	$4,294,366	$2,797,369

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(3.11)	$3.89	$(3.89)	$(0.28)	$3.87	$3.78
Class 1a	N/A	N/A	N/A	N/A	$3.71	$3.73
Class 2	$(1.84)	$5.26	$(3.14)	$0.93	$8.05	$7.22
Class 2a	N/A	N/A	N/A	N/A	$5.45	$5.13
Class 3	N/A	N/A	N/A	N/A	$8.04	$7.22

(1)	The Frontier Dynamic Series ceased trading operations on July 15, 2011 and redeemed all existing Units. The Series remains active.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Nine Months Ended September 30, 2011 and 2010

	Frontier Masters Series		Balanced Series		Berkeley/Graham/Tiverton Series (1)
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2011	9/30/2010	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Investment Income:
Interest—net	$753,268	$775,234	$364,715	$356,093	$72,116	$3,071

Total Income/(loss)	753,268	775,234	364,715	356,093	72,116	3,071

Expenses:
Incentive Fees	805,663	274,130	11,575,647	10,520,127	29,678	—
Management Fees	1,094,180	767,223	1,922,751	1,607,205	948,867	1,771,056
Service Fees—Class 1	624,864	456,099	5,638,744	6,380,801	1,144,674	1,441,933
Trading Fees	1,095,725	1,117,972	1,280,779	1,324,659	212,756	270,272

Total Expenses	3,620,432	2,615,424	20,417,921	19,832,792	2,335,975	3,483,261

Investment income/(loss)—net	(2,867,164)	(1,840,190)	(20,053,206)	(19,476,699)	(2,263,859)	(3,480,190)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(3,255,629)	—	(10,804,108)	2,214,079	—	2,536,629
Net change in open trade equity/(deficit)	264,892	—	(4,179,800)	13,608,273	—	2,115,828
Net realized gain/(loss) on swap contracts	2,070,356	—	6,689,123	—	—	—
Net unrealized gain/(loss) on swap contracts	(1,633,412)	1,858,000	(21,105,042)	5,073,412	(15,816)	—
Net unrealized gain/(loss) on U.S. Treasury securities	38,493	250,954	146,835	1,089,019	26,388	262,708
Trading commissions	(53,453)	—	(3,747,289)	(2,836,771)	—	(62,407)
Net change in inter-series receivables	—	—	(2,475,914)	2,031,314	—	—
Net change in inter-series payables	—	(829,341)	—	—	—	—
Change in fair value of investments in unconsolidated trading companies	5,704,419	4,212,559	43,485,703	30,561,875	(1,181,913)	496,916
Net realized gain/(loss) on investment in Berkeley Quantitative Colorado Fund, LLC	—	—	—	—	(135,775)	—
Net unrealized gain/(loss) on investment in Berkeley Quantitative Colorado Fund, LLC	—	—	—	—	(2,266,908)	—

Net gain/(loss) on investments	3,135,666	5,492,172	8,009,508	51,741,201	(3,574,024)	5,349,674

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$268,502	$3,651,982	$(12,043,698)	$32,264,502	$(5,837,883)	$1,869,484

Less: Operations attributable to non-controlling interests	(30,211)	—	(2,488,602)	5,259,087	—	1,281,754

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$298,713	$3,651,982	$(9,555,096)	$27,005,415	$(5,837,883)	$587,730

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(0.20)	$4.93	$(5.92)	$8.57	$(11.73)	$0.97
Class 1a	N/A	N/A	$(6.28)	$6.92	N/A	N/A
Class 2	$1.19	$6.31	$(3.70)	$13.45	$(11.31)	$3.90
Class 2a	N/A	N/A	$(4.35)	$10.56	N/A	N/A
Class 3a	N/A	N/A	$(4.35)	$10.54	N/A	N/A

(1)	Formerly known as the Campbell/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Nine Months Ended September 30, 2011 and 2010

	Currency Series		Long Only Commodity Series		Managed Futures Index Series
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2011	9/30/2010	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Investment Income:
Interest—net	$59,690	$97,266	$53,130	$63,350	$63,942	$26,488

Total Income	59,690	97,266	53,130	63,350	63,942	26,488

Expenses:
Management Fees	80,701	122,172	33,185	39,424	75,033	88,027
Service Fees—Class 1	121,438	166,131	36,025	48,657	10,405	25,598
Trading Fees	53,198	77,390	11,943	14,996	16,117	19,813

Total Expenses	255,337	365,693	81,153	103,077	101,555	133,438

Investment income/(loss)—net	(195,647)	(268,427)	(28,023)	(39,727)	(37,613)	(106,950)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(142,069)	252,605	—	—	—	—
Net realized gain/(loss) on swap contracts	(8,301,000)	—	(166,237)	(47,004)	—	—
Net change in open trade equity	(27,166)	43,722	—	—	—	—
Net unrealized gain/(loss) on swap contracts	6,325,318	962,169	(1,152)	—	(1,793)	—
Net unrealized gain/(loss) on U.S. Treasury securities	(2,363)	87,264	2,139	20,877	2,578	6,633
Net change in inter-series payables	1,534,914	(745,615)	—	—	—	—
Net increase from payments by managing owner	390,589	—	—	—	—	—
Change in fair value of investments in unconsolidated trading companies	(94,181)	—	—	—	189,743	219,536

Net gain/(loss) on investments	(315,958)	600,145	(165,250)	(26,127)	190,528	226,169

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(511,605)	$331,718	$(193,273)	$(65,854)	$152,915	$119,219

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS PER UNIT
Class 1	$(6.98)	$2.91	$(13.31)	$(0.75)	$4.85	$2.02
Class 2	$(6.46)	$5.55	$(13.33)	$0.54	$7.37	$4.04
Class 3	N/A	N/A	$(13.50)	N/A	$10.33	N/A

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Nine Months Ended September 30, 2011 and 2010

	Winton Series		Winton/Graham Series
	(Unaudited)		(Unaudited)
	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Investment Income:
Interest—net	$327,662	$191,277	$159,301	$208,357

Total Income	327,662	191,277	159,301	208,357

Expenses:
Incentive Fees	813,809	66,904	298,707	97,195
Management Fees	960,130	1,155,722	1,095,659	1,444,104
Service Fees—Class 1	985,426	1,082,808	828,649	1,021,445
Trading Fees	203,804	216,584	169,014	213,476

Total Expenses	2,963,169	2,522,018	2,392,029	2,776,220

Investment (loss)—net	(2,635,507)	(2,330,741)	(2,232,728)	(2,567,863)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	798,159	(523,400)
Net change in open trade equity/(deficit)	—	—	(1,521,787)	1,421,122
Net unrealized gain/(loss) on swap contracts	(23,610)	—	(16,478)	—
Net unrealized gain/(loss) on U.S. Treasury securities	35,180	301,766	18,573	281,246
Trading commissions	—	—	(274,394)	(435,200)
Change in fair value of investments in unconsolidated trading companies	5,608,238	8,304,191	838,387	4,339,120

Net gain/(loss) on investments	5,619,808	8,605,957	(157,540)	5,082,888

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$2,984,301	$6,275,216	$(2,390,268)	$2,515,025

Less: Operations attributable to non-controlling interests	—	—	(470,719)	328,811

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$2,984,301	$6,275,216	$(1,919,549)	$2,186,214

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$7.03	$12.74	$(6.52)	$3.84
Class 2	$11.68	$17.38	$(4.75)	$7.50

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended September 30, 2011 and 2010

	Frontier Diversified		Frontier Dynamic		Frontier Long/Short
	Series		Series (1)		Commodity Series
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2011	9/30/2010	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Investment Income:
Interest—net	$597,834	$646,659	$19,575	$116,249	$352,489	$322,967

Total Income	597,834	646,659	19,575	116,249	352,489	322,967

Expenses:
Incentive Fees	1,467,047	1,267,393	—	—	440,077	671,536
Management Fees	519,364	346,547	—	—	910,662	848,660
Service Fees—Class 1	417,549	413,129	3,829	24,121	177,277	278,215
Trading Fees	808,751	767,690	28,182	173,065	207,381	105,479

Total Expenses	3,212,711	2,794,759	32,011	197,186	1,735,397	1,903,890

Investment income/(loss)—net	(2,614,877)	(2,148,100)	(12,436)	(80,937)	(1,382,908)	(1,580,923)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—	—	2,083,218	—
Net change in open trade equity/(deficit)	—	—	—	—	(603,159)	—
Net realized gain/(loss) on swap contracts	—	—	(2,151,434)	—	—	—
Net unrealized gain/(loss) on swap contracts	(3,643,386)	471,177	1,453,820	615,909	10,516	—
Net unrealized gain/(loss) on U.S. Treasury securities	75,159	172,284	12,008	30,626	51,230	83,741
Trading commissions	—	—	—	—	(19,674)	—
Net change in inter-series payables	—	—	661,515	(538,834)	—	—
Change in fair value of investments in unconsolidated trading companies	4,902,725	6,514,961	—	—	389,142	7,810,165

Net gain/(loss) on investments	1,334,498	7,158,422	(24,091)	107,701	1,911,273	7,893,906

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(1,280,379)	$5,010,322	$(36,527)	$26,764	$528,365	$6,312,983

Less: Operations attributable to non-controlling interests	—	—	—	—	2,188,871	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,280,379)	$5,010,322	$(36,527)	$26,764	$(1,660,506)	$6,312,983

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(1.16)	$3.18	$(2.19)	$1.36	$(3.92)	$10.30
Class 1a	N/A	N/A	N/A	N/A	$(3.09)	$9.14
Class 2	$(0.75)	$3.69	$(2.21)	$1.79	$(3.38)	$12.73
Class 2a	N/A	N/A	N/A	N/A	$(2.65)	$9.77
Class 3	N/A	N/A	N/A	N/A	$(3.38)	$12.74

(1)	The Frontier Dynamic Series ceased trading operations on July 15, 2011 and redeemed all existing Units. The Series remains active.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended September 30, 2011 and 2010

	Frontier Masters
	Series		Balanced Series		Berkeley/Graham/Tiverton Series (1)
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2011	9/30/2010	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Investment Income:
Interest—net	$288,132	$296,656	$163,059	$68,974	$54,940	$2,477

Total Income/(loss)	288,132	296,656	163,059	68,974	54,940	2,477

Expenses:
Incentive Fees	534,851	251,849	2,903,887	4,587,441	29,678	—
Management Fees	355,001	323,238	664,399	708,595	258,162	595,454
Service Fees—Class 1	193,356	194,727	1,525,660	2,108,525	313,464	466,266
Trading Fees	332,882	436,490	369,151	452,155	58,000	87,185

Total Expenses	1,416,090	1,206,304	5,463,097	7,856,716	659,304	1,148,905

Investment income/(loss)—net	(1,127,958)	(909,648)	(5,300,038)	(7,787,742)	(604,364)	(1,146,428)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(1,510,267)	—	(9,216,280)	1,328,223	—	1,458,228
Net change in open trade equity/(deficit)	437,801	—	20,476,468	13,136,854	—	2,312,451
Net unrealized gain/(loss) on swap contracts	3,403	1,678,264	(12,258,290)	3,777,564	5,635	—
Net unrealized gain/(loss) on U.S. Treasury securities	26,009	79,808	136,214	265,923	28,912	65,319
Trading commissions	(19,115)	—	(1,211,996)	(1,137,704)	—	(30,991)
Net change in inter-series receivables	—	—	(1,673,189)	1,604,697	—	—
Net change in inter-series payables	—	(826,991)	—	—	—	—
Change in fair value of investments in unconsolidated trading companies	4,319,388	3,670,520	7,391,498	12,676,981	253,191	1,741,382
Net realized gain/(loss) on investment in Berkeley Quantitative Colorado Fund, LLC	—	—	—	—	—	—
Net unrealized gain/(loss) on investment in Berkeley Quantitative Colorado Fund, LLC	—	—	—	—	(601,629)	—

Net gain/(loss) on investments	3,257,219	4,601,601	3,644,425	31,652,538	(313,891)	5,546,389

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$2,129,261	$3,691,953	$(1,655,613)	$23,864,796	$(918,255)	$4,399,961

Less: Operations attributable to non-controlling interests	(10,821)	—	7,682,227	5,049,405	—	1,045,155

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$2,140,082	$3,691,953	$(9,337,840)	$18,815,391	$(918,255)	$3,354,806

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$3.75	$5.73	$(4.43)	$6.22	$(2.80)	$4.84
Class 1a	N/A	N/A	$(4.31)	$5.25	N/A	N/A
Class 2	$4.37	$6.29	$(4.26)	$8.56	$(1.60)	$6.63
Class 2a	N/A	N/A	$(4.04)	$6.90	N/A	N/A
Class 3a	N/A	N/A	$(4.05)	$6.87	N/A	N/A

(1)	Formerly known as the Campbell/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended September 30, 2011 and 2010

			Long Only		Managed Futures
	Currency Series		Commodity Series		Index Series
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2011	9/30/2010	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Investment Income:
Interest—net	$5,231	$29,500	$13,511	$19,768	$18,960	$11,074

Total Income	5,231	29,500	13,511	19,768	18,960	11,074

Expenses:
Management Fees	1,673	41,317	8,545	12,434	24,397	31,077
Service Fees—Class 1	35,747	52,636	5,962	15,600	1,945	8,259
Trading Fees	7,548	25,650	2,766	4,735	4,790	6,860

Total Expenses	44,968	119,603	17,273	32,769	31,132	46,196

Investment income/(loss)—net	(39,737)	(90,103)	(3,762)	(13,001)	(12,172)	(35,122)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	27,976	(40,159)	—	—	—	—
Net realized gain/(loss) on swap contracts	(8,301,000)	—	(234,909)	384,577	—	—
Net change in open trade equity	(2,759)	29,630	—	—	—	—
Net unrealized gain/(loss) on swap contracts	6,832,263	409,049	547	—	331	—
Net unrealized gain/(loss) on U.S. Treasury securities	(2,689)	22,056	2,268	5,199	1,977	2,088
Net change in inter-series payables	1,011,674	(238,872)	—	—	—	—
Net increase from payments by Managing Owner	390,589	—	—	—	—	—
Change in fair value of investments in unconsolidated trading companies	(94,181)	—	—	—	665,343	27,078

Net gain/(loss) on investments	(138,127)	181,704	(232,094)	389,776	667,651	29,166

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(177,864)	$91,601	$(235,856)	$376,775	$655,479	$(5,956)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS PER UNIT
Class 1	$(2.63)	$0.89	$(13.08)	$7.63	$18.86	$(0.45)
Class 2	$(2.57)	$1.78	$(14.10)	$8.79	$21.63	$0.14
Class 3	N/A	N/A	$(14.10)	N/A	$21.64	N/A

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended September 30, 2011 and 2010

	Winton Series		Winton/Graham Series
	(Unaudited)		(Unaudited)
	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Investment Income:
Interest—net	$118,397	$98,828	$64,449	$69,885

Total Income	118,397	98,828	64,449	69,885

Expenses:
Incentive Fee	565,219	66,904	227,833	97,195
Management Fees	309,397	381,662	283,356	488,971
Service Fees—Class 1	300,670	361,796	223,405	336,344
Trading Fees	63,844	72,608	45,550	70,396

Total Expenses	1,239,130	882,970	780,144	992,906

Investment (loss)—net	(1,120,733)	(784,142)	(715,695)	(923,021)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—	(184,898)
Net change in open trade equity/(deficit)	—	—	—	2,653,269
Net unrealized gain/(loss) on swap contracts	4,232	—	3,771	—
Net unrealized gain/(loss) on U.S. Treasury securities	29,362	80,813	21,809	73,311
Trading commissions	—	—	—	(134,492)
Change in fair value of investments in unconsolidated trading companies	4,843,717	2,345,578	614,410	1,299,044

Net gain/(loss) on investments	4,877,311	2,426,391	639,990	3,706,234

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$3,756,578	$1,642,249	$(75,705)	$2,783,213

Less: Operations attributable to non-controlling interests	—	—	—	1,083,498

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$3,756,578	$1,642,249	$(75,705)	$1,699,715

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$9.94	$3.43	$(0.54)	$3.20
Class 2	$12.75	$4.98	$0.39	$4.82

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Nine Months Ended September 30, 2011

	Frontier Diversified Series					Frontier Dynamic Series (2)
	(Unaudited)					(Unaudited)
	Class 1	Class 1	Class 2	Class 2		Class 1	Class 1	Class 2	Class 2
	Managing	Limited	Managing	Limited		Managing	Limited	Managing	Limited
	Owner	Owners	Owner	Owners	Total	Owner	Owners	Owner	Owners	Total
Capital (Net Asset Value), December 31, 2010	$28,484	$89,993,647	$1,627,227	$67,846,614	$159,495,972	$25,282	$1,193,940	$25,960	$387,740	$1,632,922

Sale of Units	—	23,978,069	200,000	16,023,278	40,201,347	—	165,200	—	41,500	206,700
Redemption of Units	—	(35,264,462)	(300,000)	(22,671,187)	(58,235,649)	(24,214)	(1,307,577)	(25,098)	(420,101)	(1,776,990)
Net increase/(decrease) in Owners’ Capital resulting from operations	(855)	(2,138,864)	(31,010)	(946,567)	(3,117,296)	(1,068)	(51,563)	(862)	(9,139)	(62,632)

Capital (Net Asset Value), September 30, 2011	$27,629	$76,568,390	$1,496,217	$60,252,138	$138,344,374	$—	$—	$—	$—	$—

Capital—Units, December 31, 2010	275	868,850	15,285	637,305	1,521,715	275	12,987	275	4,107	17,644

Sale of Units	—	229,862	1,818	148,796	380,476	—	1,791	—	436	2,227
Redemption of Units	—	(336,590)	(2,802)	(210,207)	(549,599)	(275)	(14,778)	(275)	(4,543)	(19,871)

Capital—Units, September 30, 2011	275	762,122	14,301	575,894	1,352,592	—	—	—	—	—

		(1)		(1)			(1)		(1)
Net asset value per unit at December 31, 2010		$103.58		$106.46			$91.94		$94.40

Change in net asset value per unit for three months ended March 31, 2011		2.98		3.54			(2.22)		(1.88)

Net asset value per unit at March 31, 2011		$106.56		$110.00			$89.72		$92.52

Change in net asset value per unit for three months ended June 30, 2011		(4.93)		(4.63)			0.52		0.95

Net asset value per unit at June 30, 2011		$101.63		$105.37			$90.24		$93.47

Change in net asset value per unit for three months ended September 30, 2011		(1.16)		(0.75)			(2.19)		(2.21)

Net asset value per unit at September 30, 2011		$100.47		$104.62			$88.05 (2)		$91.26 (2)

(1)	Values are for both Managing Owners and Limited Owners.

(2)	The Frontier Dynamic Series ceased trading operations on July 15, 2011 and redeemed all existing Units. The Series remains active. Net asset value per unit represents the liquidation value.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Nine Months Ended September 30, 2011

	Frontier Long/Short Commodity Series
	(Unaudited)
	Class 1	Class 2		Class 3	Class 1a	Class 1a	Class 2a	Class 2a
	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Capital (Net Asset Value), December 31, 2010	$31,185,756	$1,309,512	$14,275,466	$20,998,571	$32,439	$5,619,870	$33,324	$3,728,502	$—	$77,183,440

Sale of Units	66,006	—	—	14,835,942	—	12,213,295	200,000	6,349,536	—	33,664,779
Redemption of Units	(24,776,644)	(920,000)	(6,690,987)	(12,499,333)	(20,000)	(479,047)	—	(357,845)	—	(45,743,856)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	—	28,341,047	28,341,047
Contributions	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	(4,643,000)	(4,643,000)
Operations attributable to Non-controlling interests	—	—	—	—	—	—	—	—	2,188,871	2,188,871
Net increase/(decrease) in Owners’
Capital resulting from operations	2,519,220	107,794	1,191,375	1,128,324	1,827	(475,800)	(11,852)	(166,522)	—	4,294,366

Capital (Net Asset Value), September 30, 2011	$8,994,338	$497,306	$8,775,854	$24,463,504	$14,266	$16,878,318	$221,472	$9,553,671	$25,886,918	$95,285,647

Capital—Units, December 31, 2010	234,956	8,544	93,143	137,017	275	47,642	275	30,769	—	552,621

Sale of Units	458	—	—	87,377	—	94,801	1,474	47,414	—	231,524
Redemption of Units	(169,569)	(5,461)	(38,740)	(72,733)	(158)	(3,717)	—	(2,739)	—	(293,117)

Capital—Units, September 30, 2011	65,845	3,083	54,403	151,661	117	138,726	1,749	75,444	—	491,028

			(1)			(1)		(1)
Net asset value per unit at December 31, 2010	$132.73		$153.26	$153.26		$117.96		$121.18
Change in net asset value per unit for three months ended March 31, 2011	15.59		19.28	19.27		13.56		14.51

Net asset value per unit at March 31, 2011	$148.32		$172.54	$172.53		$131.52		$135.69
Change in net asset value per unit for three months ended June 30, 2011	(7.80)		(7.85)	(7.85)		(6.76)		(6.41)

Net asset value per unit at June 30, 2011	$140.52		$164.69	$164.68		$124.76		$129.28
Change in net asset value per unit for three months ended September 30, 2011	(3.92)		(3.38)	(3.38)		(3.09)		(2.65)

Net asset value per unit at September 30, 2011	$136.60		$161.31	$161.30		$121.67		$126.63

(1)	Values are for both Managing Owner and Limited Owners

The	accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Nine Months Ended September 30, 2011

	Frontier Masters Series						Balanced Series
			(Unaudited)				(Unaudited)
	Class 1	Class 1	Class 2	Class 2			Class 1	Class 1a	Class 2		Class 2a		Class 3a
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total
Capital (Net Asset Value), December 31, 2010	$28,315	$41,185,360	$696,838	$24,365,217	$—	$66,275,730	$287,807,510	$5,120,558	$2,679,852	$74,035,876	$165,380	$3,396,994	$3,691,280	$51,529,684	$428,427,134

Sale of Units	—	7,568,257	—	2,872,037	—	10,440,294	545,789	4,879	—	12,565	—	—	340,885	—	904,118
Redemption of Units	—	(12,661,340)	(100,000)	(7,736,689)	—	(20,498,029)	(86,531,717)	(1,568,235)	(530,000)	(11,016,131)	—	(574,437)	(1,032,661)	—	(101,253,181)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	—	—	—	—	—	—	17,035,844	17,035,844
Contributions	—	—	—	—	111,000	111,000	—	—	—	—	—	—	—	103,510,000	103,510,000
Distributions	—	—	—	—	(28,800)	(28,800)	—	—	—	—	—	—	—	(123,548,928)	(123,548,928)
Operations attributable to Non-controlling interests	—	—	—	—	(30,211)	(30,211)	—	—	—	—	—	—	—	(2,488,602)	(2,488,602)
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(55)	60,345	5,220	233,203	—	298,713	(7,922,028)	(160,398)	(40,005)	(1,234,092)	(5,382)	(97,715)	(95,476)	—	(9,555,096)

Capital (Net Asset Value), September 30, 2011	$28,260	$36,152,622	$602,058	$19,733,768	$51,989	$56,568,697	$193,899,554	$3,396,804	$2,109,847	$61,798,218	$159,998	$2,724,842	$2,904,028	$46,037,998	$313,031,289

Capital—Units, December 31, 2010	275	399,994	6,586	230,283	—	637,138	2,181,233	44,006	16,806	464,304	1,237	25,416	27,616	—	2,760,618

Sale of Units	—	73,377	—	26,870	—	100,247	4,129	41	—	78	—	—	2,518	—	6,766
Redemption of Units	—	(121,570)	(959)	(72,719)	—	(195,248)	(646,869)	(13,190)	(3,260)	(67,622)	—	(4,343)	(7,677)	—	(742,961)

Capital—Units, September 30, 2011	275	351,801	5,627	184,434	—	542,137	1,538,493	30,857	13,546	396,760	1,237	21,073	22,457	—	2,024,423

		(1)		(1)						(1)		(1)
Net asset value per unit at December 31, 2010		$102.96		$105.81			$131.95	$116.36		$159.46		$133.66	$133.66
Change in net asset value per unit for three months ended March 31, 2011		0.15		0.61			4.42	3.63		6.56		5.18	5.19

Net asset value per unit at March 31, 2011		$103.11		$106.42			$136.37	$119.99		$166.02		$138.84	$138.85
Change in net asset value per unit for three months ended June 30, 2011		(4.10)		(3.79)			(5.91)	(5.60)		(6.00)		(5.49)	(5.49)

Net asset value per unit at June 30, 2011		$99.01		$102.63			$130.46	$114.39		$160.02		$133.35	$133.36
Change in net asset value per unit for three months ended September 30, 2011		3.75		4.37			(4.43)	(4.31)		(4.26)		(4.04)	(4.05)

Net asset value per unit at September 30, 2011		$102.76		$107.00			$126.03	$110.08		$155.76		$129.31	$129.31

(1)	Values are for both Managing Owner and Limited Owners

The	accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Nine Months Ended September 30, 2011

	Berkeley/Graham/Tiverton Series (2)				Currency Series
	Class 1	(Unaudited) Class 2			Class 1	(Unaudited) Class 2
	Limited	Managing	Limited		Limited	Managing	Limited
	Owners	Owner	Owners	Total	Owners	Owner	Owners	Total
Capital (Net Asset Value), December 31, 2010	$61,842,996	$136,528	$8,249,804	$70,229,328	$6,381,882	$2,791	$754,727	$7,139,400

Sale of Units	61,898	—	—	61,898	44,970	—	—	44,970
Redemption of Units	(16,524,448)	(120,000)	(2,784,273)	(19,428,721)	(1,314,813)	—	(623,087)	(1,937,900)
Net increase/(decrease) in Owners’
Capital resulting from operations	(5,311,716)	(8,045)	(518,122)	(5,837,883)	(494,636)	(188)	(16,781)	(511,605)

Capital (Net Asset Value), September 30, 2011	$40,068,730	$8,483	$4,947,409	$45,024,622	$4,617,403	$2,603	$114,859	$4,734,865

Capital—Units, December 31, 2010	559,848	1,036	62,628	623,512	80,694	29	7,909	88,632

Sale of Units	582	—	—	582	596	—	—	596
Redemption of Units	(154,605)	(966)	(21,542)	(177,113)	(17,259)	—	(6,618)	(23,877)

Capital—Units, September 30, 2011	405,825	70	41,086	446,981	64,031	29	1,291	65,351

			(1)				(1)
Net asset value per unit at December 31, 2010	$110.46		$131.73		$79.09		$95.43
Change in net asset value per unit for three months ended March 31, 2011	(1.83)		(1.23)		(3.50)		(3.55)

Net asset value per unit at March 31, 2011	$108.63		$130.50		$75.59		$91.88
Change in net asset value per unit for three months ended June 30, 2011	(7.82)		(8.48)		(0.85)		(0.34)

Net asset value per unit at June 30, 2011	$100.81		$122.02		$74.74		$91.54
Change in net asset value per unit for three months ended September 30, 2011	(2.08)		(1.60)		(2.63)		(2.57)

Net asset value per unit at September 30, 2011	$98.73		$120.42		$72.11		$88.97

(1)	Values are for both Managing Owner and Limited Owners

(2)	Formerly the Campbell/Graham/Tiverton Series

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Nine Months Ended September 30, 2011

	Long Only Commodity Series					Managed Futures Index Series
	(Unaudited)						(Unaudited)
	Class 1	Class 2		Class 3 (2)		Class 1	Class 2		Class 3 (3)
	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Total
Capital (Net Asset Value), December 31, 2010	$3,348,953	$51,212	$793,066	$—	$4,193,231	$1,388,452	$2,375,149	$1,396,862	$—	$5,160,463

Sale of Units	835	—	—	1,613,778	1,614,613	—	—	—	371,833	371,833
Redemption of Units	(2,780,202)	(10,000)	(724,019)	(695,317)	(4,209,538)	(966,065)	(200,000)	(419,609)	(30,850)	(1,616,524)
Net increase/(decrease) in Owners’
Capital resulting from operations	(59,215)	(5,293)	15,166	(143,931)	(193,273)	(28,215)	114,348	37,474	29,308	152,915

Capital (Net Asset Value), September 30, 2011	$510,371	$35,919	$84,213	$774,530	$1,405,033	$394,172	$2,289,497	$1,014,727	$370,291	$4,068,687

Capital—Units, December 31, 2010	35,587	494	7,647	—	43,728	11,770	18,314	10,770	—	40,854

Sale of Units	9	—	—	15,310	15,319	—	—	—	2,935	2,935
Redemption of Units	(29,279)	(97)	(6,715)	(6,740)	(42,831)	(8,560)	(1,610)	(3,366)	(233)	(13,769)

Capital—Units, September 30, 2011	6,317	397	932	8,570	16,216	3,210	16,704	7,404	2,702	30,020

			(1)					(1)

Net asset value per unit at December 31, 2010 or start of operations	$94.11		$103.71	$103.88		$117.96		$129.69	$126.73
Change in net asset value per unit for three months ended March 31, 2011	5.48		6.58	6.41		(5.46)		(5.40)	(2.44)

Net asset value per unit at March 31, 2011	$99.59		$110.29	$110.29		$112.50		$124.29	$124.29
Change in net asset value per unit for three months ended June 30, 2011	(5.71)		(5.81)	(5.81)		(8.55)		(8.86)	(8.87)

Net asset value per unit at June 30, 2011	$93.88		$104.48	$104.48		$103.95		$115.43	$115.42
Change in net asset value per unit for three months ended September 30, 2011	(13.08)		(14.10)	(14.10)		18.86		21.63	21.64

Net asset value per unit at September 30, 2011	$80.80		$90.38	$90.38		$122.81		$137.06	$137.06

(1)	Values are for both Managing Owner and Limited Owners
(2)	The Long Only Commodity Series, Class 3 Units began trading operations on January 14, 2011
(3)	The Managed Futures Index Series, Class 3 Units began trading operations on January 14, 2011

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Nine Months Ended September 30, 2011

	Winton Series				Winton/Graham Series
	(Unaudited)				(Unaudited)
	Class 1	Class 2			Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Capital (Net Asset Value), December 31, 2010	$49,350,981	$230,781	$11,137,675	$60,719,437	$45,898,246	$61,691	$11,550,501	$5,680,358	$63,190,796

Sale of Units	200,048	—	—	200,048	91,371	—	—	—	91,371
Redemption of Units	(12,338,804)	(200,000)	(268,313)	(12,807,117)	(16,009,137)	—	(4,811,151)	—	(20,820,288)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	(5,222,639)	(5,222,639)
Contributions	—	—	—	—	—	—	—	3,981,000	3,981,000
Distributions	—	—	—	—	—	—	—	(3,968,000)	(3,968,000)
Operations attributable to Non-controlling interests	—	—	—	—	—	—	—	(470,719)	(470,719)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	2,152,858	3,465	827,978	2,984,301	(1,748,408)	(2,035)	(169,106)	—	(1,919,549)

Capital (Net Asset Value), September 30, 2011	$39,365,083	$34,246	$11,697,340	$51,096,669	$28,232,072	$59,656	$6,570,244	$—	$34,861,972

Capital—Units, December 31, 2010	365,451	1,499	72,328	439,278	383,032	428	80,192	—	463,652

Sale of Units	1,467	—	—	1,467	780	—	—	—	780
Redemption of Units	(89,828)	(1,292)	(1,722)	(92,842)	(134,650)	—	(33,021)	—	(167,671)

Capital—Units, September 30, 2011	277,090	207	70,606	347,903	249,162	428	47,171	—	296,761

			(1)				(1)
Net asset value per unit at December 31, 2010	$135.04		$153.99		$119.83		$144.04
Change in net asset value per unit for three months ended March 31, 2011	1.36		2.71		(1.16)		(0.34)

Net asset value per unit at March 31, 2011	$136.40		$156.70		$118.67		$143.70
Change in net asset value per unit for three months ended June 30, 2011	(4.27)		(3.78)		(4.82)		(4.80)

Net asset value per unit at June 30, 2011	$132.13		$152.92		$113.85		$138.90
Change in net asset value per unit for three months ended September 30, 2011	9.94		12.75		(0.54)		0.39

Net asset value per unit at September 30, 2011	$142.07		$165.67		$113.31		$139.29

(1)	Values are for both Managing Owner and Limited Owners

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

	Frontier Diversified Series		Frontier Dynamic Series (1)		Frontier Long/Short Commodity Series
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2011	9/30/2010	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(3,117,296)	$6,610,098	$(62,632)	$7,991	$6,483,237	$(115,752)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in)operating activities:
Change in:
Net change in open trade equity/(deficit), at fair value	—	—	—	—	27,029,769	(518,490)
Net change in ownership allocation of U.S. Treasury Securities	(2,140,906)	(6,671,556)	2,810,044	(3,782)	621,333	184,817
Net change in custom time deposits	(2,405,528)	(43,393,308)	11,120,141	(2,186,442)	(602,239)	(5,380,497)
Net change in ownership allocation of credit default swaps	(75,299)	—	7,075	—	25,283	—
Net realized (gain) on swap contracts	308,941	(73,268)	2,151,434	—	—	—
Net unrealized (gain)/loss on swap contracts	4,032,004	—	(1,311,976)	(412,897)	20,878	—
Net unrealized (gain)/loss on U.S. Treasury securities	(94,249)	(509,695)	(13,534)	(111,227)	(57,006)	(314,203)
(Purchases) sales of:
Sales of swap contracts	1,933,000	58,891	10,123,315	—	—	—
(Purchases) of swap contracts	(45,928)	(2,500,000)	(13,076)	—	(78,248)	—
Sales of custom time deposits	8,477,490	—	4,712,701	—	11,163,129	—
Increase and/or decrease in:
Receivable from futures commission merchants	—	—	—	—	(83,085,859)	23,781,708
Change in control of ownership—trading companies	—	172,237	—	—	28,341,047	(8,620,657)
Distributions from trading companies	—	(15,232)	—	—	(4,643,000)	—
Investments in unconsolidated trading companies, at fair value	11,472,878	(30,774,265)	—	—	29,734,041	(11,981,859)
Receivable from unconsolidated trading company	—	(1,326,538)	—	—	—	—
Prepaid service fees—Class 1	136,249	(142,220)	6,542	(10,700)	(97,946)	35,869
Interest receivable	113,803	31,482	38,166	25,281	64,463	76,961
Receivable from related parties	90,000	279,820	—	(14)	(18,650)	(56,021)
Other assets	(1,552)	(4,725)	12	(1,004)	(128)	(1,831)
Inter-series payables/receivables, at fair value	—	(10,962,073)	(28,320,283)	279,178	—	—
Incentive fees payable to Managing Owner	181,711	1,159,869	—	—	(1,085,625)	345,563
Management fees payable to Managing Owner	29,436	67,650	—	—	(10,288)	20,403
Interest payable to Managing Owner	(5,419)	19,759	(10,064)	1,628	2,963	10,534
Trading fees payable to Managing Owner	(44,782)	100,823	(59,936)	5,113	25,268	5,763
Trailing service fees payable to Managing Owner	20,421	12,618	(726)	308	(40,953)	(11,658)
Payables to related parties	(17,079)	1,701	(6,585)	52,021	17,749	(35,524)
Other liabilities	(13,938)	62,253	(53)	2,615	(10,080)	(2,847)

Net cash provided by (used in) operating activities	18,833,957	(87,795,679)	1,170,565	(2,351,931)	13,799,138	(2,577,721)

Cash Flows from Financing Activities:
Proceeds from sale of units	40,201,347	88,265,985	206,700	938,709	33,664,779	11,995,937
Payment for redemption of units	(58,235,649)	(2,314,582)	(1,776,990)	(183,519)	(45,743,856)	(14,235,143)
Pending owner additions	(425,825)	(376,899)	(70,000)	—	(63,967)	72,000
Owner redemptions payable	(51,789)	127,477	(28,323)	107,343	(88,970)	53,432

Net cash provided by (used in) financing activities	(18,511,916)	85,701,981	(1,668,613)	862,533	(12,232,014)	(2,113,774)

Net Increase (Decrease) in cash and cash equivalents	322,041	(2,093,698)	(498,048)	(1,489,398)	1,567,124	(4,691,495)

Cash and cash equivalents, beginning of year or period	4,647,422	8,738,002	498,048	2,262,363	1,114,912	6,658,536

Cash and cash equivalents, end of year or period	$4,969,463	$6,644,304	$—	$772,965	$2,682,036	$1,967,041

(1)	The Frontier Dynamic Series ceased trading operations on July 15, 2011 and redeemed all existing Units. The Series remains active.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

	Frontier Master Series		Balanced Series		Berkeley/Graham/Tiverton Series (1)
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2011	9/30/2010	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$268,502	$3,651,982	$(12,043,698)	$32,264,502	$(5,837,883)	$1,869,484
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in)operating activities:
Change in:
Net change in open trade equity, at fair value	(264,892)	—	(2,016,352)	(17,020,411)	—	—
Net change in ownership allocation of U.S. Treasury Securities	(4,366,641)	789,695	(1,365,280)	2,075,127	1,334,161	(2,373,979)
Net change in custom time deposits	(21,058,138)	1,355,884	(3,282,545)	(11,056,695)	516,637	2,132,816
Net change in ownership allocation of credit default swaps	(45,202)	—	37,475	—	26,482	4,911,161
Net change in ownership allocation of total return swaps	—	—	(7,185,226)	—	—	—
Net unrealized (gain)/loss on swap contracts	1,633,412	(1,858,000)	21,105,042	(5,073,412)	15,816	—
Net realized (gain)/loss on swap contracts	(2,070,356)	—	(6,689,123)	—	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	(38,493)	(250,954)	(146,835)	(1,089,019)	(26,388)	—
Net realized (gain) on U.S. Treasury securities	—	—	—	—	—	(262,708)
Investments in unconsolidated trading companies, at fair value	9,888,393	(9,479,097)	19,597,023	(13,831,840)	6,613,068	3,795,086
Net realized (gain)/loss on investment in Berkeley Quantitative Colorado Fund, LLC	—	—	—	—	135,775	—
Net unrealized (gain)/loss on investment in Berkeley Quantitative Colorado Fund, LLC	—	—	—	—	2,266,908	—
(Purchases) sales of:
Sales of swap contracts	26,826,316	—	19,954,983	—	—	—
(Purchases) of swap contracts	(142,819)	(14,327,080)	(10,340,605)	—	(71,712)	—
Sales of custom time deposits	5,505,655	—	28,695,160	—	—	—
(Purchases) of custom time deposits	—	—	—	—	13,639,642	—
Sale of Berkeley Quantitative Colorado Fund, LLC	—	—	—	—	1,512,397	—
Increase and/or decrease in:
Receivable from futures commission merchants	(4,986,615)	—	18,088,817	(10,476,493)	—	(9,488,128)
Change in control of ownership—trading companies	—	—	17,035,844	(12,569,510)	—	(4,603,732)
Contributions to trading companies	111,000	—	103,510,000	22,987,641	—	6,639,948
Distributions from trading companies	(28,800)	—	(123,548,928)	(1,782)	—	—
Inter-series payables/receivables, at fair value	—	(18,184,135)	42,090,555	28,121,415	—	—
Prepaid service fees—Class 1	117,016	(114,454)	3	362,436	16	64,913
Interest receivable	12,223	29,192	241,164	(1,084,177)	69,880	97,938
Receivable from related parties	—	179,715	—	265,994	—	200
Other assets	15	(3,378)	(1,021)	—	(308)	(2,933)
Incentive fees payable to Managing Owner	290,313	253,990	(193,618)	2,646,053	(240,879)	—
Management fees payable to Managing Owner	8,108	64,642	(92,840)	(80,383)	(68,571)	19,975
Interest payable to Managing Owner	11,401	5,687	(136,633)	(25,007)	(45,031)	13,375
Trading fees payable to Managing Owner	(21,931)	47,633	(60,291)	(99,619)	(11,312)	(2,143)
Trailing service fees payable to Managing Owner	17,329	5,016	(188,039)	123,317	(53,474)	6,689
Payables to related parties	(100,392)	128	(67,515)	(268,094)	(5,758)	(245,529)
Other liabilities	(5,120)	8,474	1,348	(4,316)	(230)	(57)

Net cash provided by (used in) operating activities	11,560,284	(37,825,060)	102,998,865	16,165,727	19,769,236	2,572,376

Cash Flows from Financing Activities:
Proceeds from sale of units	10,440,294	37,778,488	904,118	3,797,335	61,898	94,551
Payment for redemption of units	(20,498,029)	(2,614,461)	(101,253,181)	(34,836,803)	(19,428,721)	(8,088,467)
Pending owner additions	(16,000)	(1,968,317)	—	—	—	—
Owner redemptions payable	(171,954)	12,496	118,690	(467,993)	(16,233)	2,936

Net cash provided by (used in) financing activities	(10,245,689)	33,208,206	(100,230,373)	(31,507,461)	(19,383,056)	(7,990,980)

Net Increase (Decrease) in cash and cash equivalents	1,314,595	(4,616,854)	2,768,492	(15,341,734)	386,180	(5,418,604)

Cash and cash equivalents, beginning of year or period	1,207,290	5,568,831	5,375,950	22,402,584	1,341,151	7,476,636

Cash and cash equivalents, end of year or period	$2,521,885	$951,977	$8,144,442	$7,060,850	$1,727,331	$2,058,032

(1)	Formerly the Cambell/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

	Currency Series		Long Only Commodity Series		Managed Futures Index Series
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2011	9/30/2010	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(511,605)	$331,718	$(193,273)	$(65,854)	$152,915	$119,219
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in)operating activities:
Change in:
Net change in open trade equity, at fair value	27,098	67,903	—	—	—	—
Net change in ownership allocation of U.S. Treasury Securities	1,610,356	516,035	232,547	104,383	48,480	(192,071)
Net change in custom time deposits	5,762,963	937,126	970,060	136,241	175,701	(1,366,493)
Net change in ownership allocation of credit default swaps	15,532	—	6,175	—	(821)	—
Net unrealized (gain)/loss on swap contracts	(6,325,318)	(962,169)	1,152	—	1,793	—
Net realized (gain)/loss on swap contracts	8,301,000	—	166,237	47,004	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	2,363	(87,264)	(2,139)	(20,877)	(2,578)	(6,633)
Net increase from payments by managing owner	(390,589)	—	—	—	—	—
(Purchases) sales of:
Sales of swap contracts	5,043,086	—	1,313,361	328,752	—	—
(Purchases) of swap contracts	(23,489)	—	(637,374)	(472,314)	(3,811)	—
Sales of custom time deposits	3,836,498	—	635,753	—	735,886	—
Increase and/or decrease in:
Receivable from futures commission merchants	678,208	(215,211)	—	—	—	—
Investments in unconsolidated trading companies, at fair value	(2,423,197)	—	—	—	163,847	(316,120)
Prepaid service fees—Class 1	—	2,852	—	1,065	—	3,350
Interest receivable	25,623	25,592	5,467	5,753	5,648	3,618
Receivable from related parties	(1,566)	—	—	—	1,440	96
Other assets	20	(762)	—	(195)	3	(162)
Inter-series payables/receivables, at fair value	(13,770,271)	745,615	(24)	—	—	—
Management fees payable to Managing Owner	(13,860)	(604)	(1,964)	(881)	(3,240)	3,086
Interest payable to Managing Owner	(24,379)	(288)	(912)	(234)	(660)	669
Trading fees payable to Managing Owner	(6,492)	(741)	(1,060)	(327)	(527)	583
Trailing service fees payable to Managing Owner	(4,524)	(1,870)	(4,652)	(201)	(1,707)	574
Payables to related parties	(675)	(9,953)	18,647	(138)	—	(14,235)
Other liabilities	196	178	(13)	(122)	47	(173)

Net cash provided by (used in) operating activities	1,806,978	1,348,157	2,507,988	62,055	1,272,416	(1,764,692)

Cash Flows from Financing Activities:
Proceeds from sale of units	44,970	50,013	1,614,613	690	371,833	2,000,000
Payment for redemption of units	(1,937,900)	(2,874,039)	(4,209,538)	(586,325)	(1,616,524)	(377,699)
Pending owner additions	—	—	—	—	(1,440)	—
Redemptions payable	(45,220)	—	—	—	(794)	4,333

Net cash provided by (used in) financing activities	(1,938,150)	(2,824,026)	(2,594,925)	(585,635)	(1,246,925)	1,626,634

Net Increase (Decrease) in cash and cash equivalents	(131,172)	(1,475,869)	(86,937)	(523,580)	25,491	(138,058)

Cash and cash equivalents, beginning of year or period	275,485	2,043,698	175,096	691,771	196,091	378,445

Cash and cash equivalents, end of year or period	$144,313	$567,829	$88,159	$168,191	$221,582	$240,387

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

	Winton Series		Winton/Graham Series
	(Unaudited)		(Unaudited)
	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$2,984,301	$6,275,216	$(2,390,268)	$2,515,025
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in)operating activities:
Change in:
Net change in open trade equity, at fair value	—	—	1,427,138	(1,421,121)
Net change in ownership allocation of U.S. Treasury Securities	(210,311)	462,412	1,812,059	1,027,844
Net change in custom time deposits	(3,962,979)	(3,544,289)	2,870,360	(60,974)
Net change in ownership allocation of credit default swaps	17,219	—	20,513	—
Net unrealized (gain)/loss on swap contracts	23,610	—	16,478	—
Net unrealized (gain) loss on U.S. Treasury Securities, at fair value	(35,180)	(301,766)	(18,573)	(281,246)
(Purchases) sale of:
Sales of swap contracts	—	—	—	—
(Purchases) of swap contracts	(83,357)	—	(64,011)	—
Sales of custom time deposits	12,335,669	—	13,486,442	—
Increase and/or decrease in:
Receivable from futures commission merchants	—	—	11,090,076	550,098
Change in control of ownership of trading companies	—	—	(5,222,639)	1,200,839
Contributions to trading companies	—	—	3,981,000	4,133,129
Distributions from trading companies	—	—	(3,968,000)	(5,000,000)
Investments in unconsolidated trading companies, at fair value	2,238,899	(1,740,784)	(1,350,007)	(1,389,089)
Prepaid service fees—Class 1	—	—	—	75,908
Interest receivable	71,880	74,299	72,276	102,222
Receivable from related parties	—	—	—	470
Other assets	16	(1,907)	26	(2,813)
Incentive fees payable to Managing Owner	3,090	38,045	(442,577)	26,439
Management fees payable to Managing Owner	(25,781)	258	(79,509)	12,989
Interest payable to Managing Owner	(17,154)	5,382	(38,389)	(992)
Trading fees payable to Managing Owner	(4,223)	104	(9,535)	523
Trailing service fees payable to Managing Owner	(20,058)	4,555	(39,858)	15,796
Payables to related parties	(6,146)	(172,099)	(4,731)	(3,559)
Other liabilities	113	(432)	(361)	(560)

Net cash provided by (used in) operating activities	13,309,608	1,098,994	21,147,910	1,500,928

Cash Flows from Financing Activities:
Proceeds from sale of units	200,048	203,365	91,371	107,736
Payment for redemption of units	(12,807,117)	(5,287,441)	(20,820,288)	(5,457,584)
Pending owner additions	—	—	—	—
Owner redemptions payable	10,267	5,000	(61,838)	30,798

Net cash provided by (used in) financing activities	(12,596,802)	(5,079,076)	(20,790,755)	(5,319,050)

Net Increase (Decrease) in cash and cash equivalents	712,806	(3,980,082)	357,155	(3,818,122)

Cash and cash equivalents, beginning of year or period	1,808,624	5,821,196	1,352,481	5,982,543

Cash and cash equivalents, end of year or period	$2,521,430	$1,841,114	$1,709,636	$2,164,421

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

As of September 30, 2011, each of the Long Only Commodity Series, Managed Futures Index Series and Winton Series has invested a portion of its assets in a single Trading Company. A single Trading Advisor manages 100% of the assets invested in each such Trading Company, except the Trading Company for the Long Only Commodity Series which allocates assets only to Swaps. The Currency Series invests a portion of its assets in a single Trading Company, which allocates assets to one Trading Advisor and one Swap. Each of the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Berkeley/Graham/Tiverton Series, and Winton/Graham Series have invested a portion of its assets in several different Trading Companies and have multiple Trading Advisors that manage the assets invested in such Trading Companies.

In November 2010, the Berkeley/Graham/Tiverton Series invested a portion of its assets in Berkeley Quantitative Colorado Fund, LLC, an unaffiliated company, managed by an affiliate of Berkeley Quantitative L.P. Through this investment, Berkeley Quantitative L.P. became a commodity trading advisor to the Series.

During July, 2011, Currency Series liquidated its interest in an option basket and realized a decrease in fair value greater than had previously been recorded as unrealized loss. The Managing Owner determined to make a one time administrative adjustment by payment to the Currency Series of $390,589 to reimburse the effect of the loss on the investors in the series, exclusive of the inter-series payables’ interests, recorded in the Statements of Operations as Net increase from payments by managing owner.

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

Included in the financial statements of the Frontier Long/Short Commodity Series are the assets and liabilities of its majority owned trading company; Frontier Trading Company VII, LLC, as well as the earnings of Trading Company VII, LLC and from September 28, 2011 through September 30, 2011.

The financial statements of the Frontier Masters Series include the assets, liabilities and earnings of its majority-owned trading company, Frontier Trading Company XXI, LLC which began trading operations on March 1, 2011.

The financial statements of the Balanced Series include the assets and liabilities of its wholly-owned trading company, Frontier Trading Company XII, LLC, as well as the earnings of Trading Company XII from July 18, 2011 through September 30, 2011. The financial statements of the Balanced Series also include the assets, liabilities and earnings of its majority-owned Trading Companies; Frontier Trading Company I, LLC, Frontier Trading Company IX, LLC, Frontier Trading Company XV, LLC and Frontier Trading Company XVII, LLC. Trading Company XVII, LLC began trading operations on July 5, 2011. Also included in the financial statements of the Balanced Series are the assets and liabilities of its majority owned Trading Company; Frontier Trading Company XIV, LLC, as well as the earnings of Trading Company XIV, LLC from June 20, 2011 through September 30, 2011.

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

The financial statements of the Currency Series include the earnings of Frontier Trading Company III, LLC through July 15, 2011, at which time the investments in Trading Company III, LLC were liquidated.

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

Credit Default Swaps—The Trust invests in credit default swaps for the purpose of mitigating part of the risk of concentration of deposits with U.S. Bank National Association to other major financial institutions. See Note 4. Credit Default Swaps are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. Credit Default Swaps are reported at fair value based upon daily valuations provided by a third party pricing service. The Series record the daily change in fair value in the statements of operations as net unrealized gain/(loss) on swap contracts.

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

Each Series allocates funds to an affiliated Trading Company, or Companies, of the Trust. Each Trading Company allocates all of its daily trading gains or losses to the Series in proportion to each Series’ ownership interest in the Trading Company, adjusted on a daily basis. As of September 30, 2011, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

Inter-Series Receivables/Payables—The Balanced Series, for the purposes of diversification of investments and trading advisors through the other Series’ access to trading companies in which the Balanced Series did not have a direct interest, advanced funds to the Currency Series and the Frontier Dynamic Series. The amount of the funds advanced by the Balanced Series to each of the Currency Series and the Frontier Dynamic Series participated on a pari passu basis with Class 2 Units of such investee Series. The Balanced Series and investee Series reflected the changes in values of these investments as “net change in inter-series receivables/payables” in the statements of operations. The Balanced Series was subject to the same allocations of income and fees as the Limited Owners of such Series. As a result of fees charged by the investee Series, fees were not charged by the Balanced Series on the capital allocated to advances in affiliated Series. The Managing Owner monitored such allocations so that aggregate fees of the investee Series on the Balanced Series advances did not exceed the allowable fees of the Balanced Series as provided in the Trust’s Prospectus. Interest was not credited to the Balanced Series on the capital allocated to its inter-series advances to avoid the duplication of interest charged or received. These investments were liquidated during the third quarter of 2011.

Payments by the Managing Owner — The Trust may make discretionary payments to a Series related to a variety of factors, including investment losses to reimburse the effect of a loss on a portfolio investment which has been caused by a situation outside the Trust’s, or it’s affiliates’, direct control. Such payments will be made on a discretionary basis and will be disclosed in the statement of operations as a net increase from payments by managing owner. These payments are in accordance with the Trust agreement on a discretionary basis as determined by the Managing Owner.

Investments and Swaps—The Trust records investment transactions on a trade date basis and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts utilizing Level 2 inputs are reported at fair value based on daily reports from the swap counterparty that are corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Other Swap Contracts are reported utilizing Level 3 Inputs. Swap Contracts are reported at fair value based upon a weekly indicative value that is calculated by management using bid/ask prices from the counterparty. This fair value is corroborated by a daily range of valuations provided by a third party pricing service. The third party pricing service utilizes a Black Scholes pricing model with input adjustments factoring in volatility and liquidity of the instruments. All valuation processes are monitored by the valuation committee of the Managing Owner.

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the year ended December 31, 2010. The 2008 through 2010 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Each Series also owns a portion of the Credit Default Swaps (“CDS”) based upon ownership percentages of the cash management pool. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Certain Swap contracts are reported utilizing Level 2 inputs. These Swap contracts are reported at fair value based on daily reports from the swap counterparty that may be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Swap contracts utilizing Level 2 inputs are reported at fair value based on daily reports from the swap counterparty that may be corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Other Swap contracts are reported utilizing Level 3 Inputs. Swap Contracts are reported at fair value based upon a weekly indicative value that is calculated by management using bid/ask prices from the counterparty. This fair value is corroborated by a daily range of valuations provided by a third party pricing service. The third party pricing service utilizes a Black Scholes pricing model with input adjustments factoring in volatility and liquidity of the instruments. All valuation processes are monitored by the valuation committee of the Managing Owner.

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

Inter-Series Receivables and Payables. The Balanced Series, for the purposes of diversification of investments and trading advisors through the other Series’ access to Trading Companies in which the Balanced Series does not have a direct interest, advanced funds to the Currency Series and Frontier Dynamic Series. As of September 30, 2011, all inter-Series receivables and payables have been settled. Inter-Series receivables and payables were reported at fair value using Level 1 inputs.

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

				Total
September 30, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Frontier Diversified Series
Swap Contracts	$—	$—	$5,255,187	$5,255,187
Investment in Unconsolidated Trading Companies	29,436,461	8,856,977	5,173,779	43,467,217
U.S. Treasury Securities	15,855,885	—	—	15,855,885
Frontier Long/Short Commodity Series
Open Trade Deficit	(26,980,089)	(49,680)	—	(27,029,769)
Swap Contracts	—	—	32,087	32,087
Investment in Unconsolidated Trading Companies	2,281,037	34,403	914,966	3,230,407
U.S. Treasury Securities	6,236,708	—	—	6,236,708
Frontier Masters Series
Open Trade Equity	264,892	—	—	264,892
Swap Contracts	—	—	40,895	40,895
Investment in Unconsolidated Trading Companies	3,204,971	2,828,294	—	6,033,265
U.S. Treasury Securities	7,948,688	—	—	7,948,688
Balanced Series
Open Trade Equity (Deficit)	(6,242,733)	34,349,295	—	28,106,562
Swap Contracts	—	—	31,975,419	31,975,419
Investment in Unconsolidated Trading Companies	22,498,521	(23,166)	—	22,475,355
U.S. Treasury Securities	28,765,612	—	—	28,765,612
Berkeley/Graham/Tiverton Series
Swap Contracts	—	—	29,414	29,414
Investment in Unconsolidated Trading Companies	1,993,699	4,059,104	—	6,052,803
Investment in Berkeley Quantitative Colorado Fund, LLC	—	6,242,018	—	6,242,018
U.S. Treasury Securities	5,717,056	—	—	5,717,056
Currency Series
Swap Contracts	—	—	2,042	2,042
U.S. Treasury Securities	396,954	—	—	396,954
Investment in Unconsolidated Trading Companies	—	—	2,423,197	2,423,197
Long Only Commodity Series
Swap Contracts	—	(60,068)	1,313	(58,755)
U.S. Treasury Securities	255,133	—	—	255,133
Managed Futures Index Series
Swap Contracts	—	—	2,839	2,839
Investment in Unconsolidated Trading Companies	828,990	—	—	828,990
U.S. Treasury Securities	551,798	—	—	551,798
Winton Series
Swap Contracts	—	—	42,528	42,528
Investment in Unconsolidated Trading Companies	3,989,937	(5,929)	—	3,984,008
U.S. Treasury Securities	8,266,000	—	—	8,266,000
Winton/Graham Series
Swap Contracts	—	—	27,020	27,020
Investment in Unconsolidated Trading Companies	4,736,020	(2,762)	—	4,733,258
U.S. Treasury Securities	5,251,865	—	—	5,251,865

				Total
December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Frontier Diversified Series
Swap Contracts	$—	$—	$11,407,905	$11,407,905
Investment in Unconsolidated Trading Companies	36,804,536	5,737,148	12,398,412	54,940,095
U.S. Treasury Securities	13,620,730	—	—	13,620,730
Frontier Dynamic Series
Swap Contracts	—	—	10,956,772	10,956,772
U.S. Treasury Securities	2,796,510	—	—	2,796,510
Inter-Series Payables	28,320,283	—	—	28,320,283
Frontier Long/Short Commodity Series
Investment in Unconsolidated Trading Companies	31,804,854	596,889	562,705	32,964,448
U.S. Treasury Securities	6,801,035	—	—	6,801,035
Frontier Masters Series
Swap Contracts	—	—	26,242,246	26,242,246
Investment in Unconsolidated Trading Companies	13,705,024	2,216,634	—	15,921,658
U.S. Treasury Securities	3,543,554	—	—	3,543,554
Balanced Series
Open Trade Equity	1,724,008	24,366,202	—	26,090,210
Swap Contracts	—	—	49,811,462	49,811,462
Investment in Unconsolidated Trading Companies	41,577,810	494,568	—	42,072,378
U.S. Treasury Securities	27,253,497	—	—	27,253,497
Inter-Series Receivables	41,137,058	—	—	41,137,058
Campbell/Graham/Tiverton Series
Investment in Unconsolidated Trading Companies	9,244,073	3,421,798	—	12,665,871
Investment in Berkeley Quantitative Colorado Fund, LLC	—	10,157,099	—	10,157,099
U.S. Treasury Securities	7,024,829	—	—	7,024,829
Currency Series
Open Trade Equity	28,390	(1,292)	—	27,098
Swap Contracts	—	—	5,668,768	5,668,768
U.S. Treasury Securities	2,009,673	—	—	2,009,673
Inter-Series Payables	12,816,775	—	—	12,816,775
Long Only Commodity Series
Swap Contracts	—	790,796	—	790,796
U.S. Treasury Securities	485,541	—	—	485,541
Managed Futures Index Series
Investment in Unconsolidated Trading Companies	992,837	—	—	992,837
U.S. Treasury Securities	597,700	—	—	597,700
Winton Series
Investment in Unconsolidated Trading Companies	6,224,743	(1,836)	—	6,222,907
U.S. Treasury Securities	8,020,509	—	—	8,020,509
Winton/Graham Series
Open Trade Equity	1,427,138	—	—	1,427,138
Investment in Unconsolidated Trading Companies	3,384,249	(998)	—	3,383,251
U.S. Treasury Securities	7,045,351	—	—	7,045,351

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the consolidated statement of operations. During the nine months ended September 30, 2011, and for the year ended December 31, 2010, all identified Level 3 assets are components of the Frontier Diversified Series, Frontier Dynamic Series, Frontier Masters Series, Balanced Series and the Currency Series.

	Frontier Diversified Series	Frontier Dynamic Series	Frontier Long/Short Commodity Series	Frontier Masters Series
	For The Nine Months Ended September 30, 2011	For The Nine Months Ended September 30, 2011	For The Nine Months Ended September 30, 2011	For The Nine Months Ended September 30, 2011
Balance of recurring Level 3 assets as of
January 1, 2011	$23,806,317	$10,956,772	$562,870	$26,242,246
Total gains or losses (realized/unrealized):
Included in earnings-realized	(308,941)	(2,151,434)	—	2,070,356
Included in earnings-unrealized	(4,032,004)	1,311,976	(20,878)	(1,633,412)
Purchases of investments	45,928	13,076	78,248	142,819
Sales of investments	(1,933,000)	(10,123,315)	—	(26,826,316)
Change in ownership allocation of credit default swaps	75,299	(7,075)	(25,283)	45,202
Change in unrealized in investment of unconsolidated trading companies	1,880,981	—	280,943	—
Realized gain/(loss) in investment of unconsolidated trading companies	(5,190,077)		(811,868)
Proceeds from sales of investments of unconsolidated trading companies	(3,915,538)	—	883,021	—
Transfers in and/or out of Level 3	—	—	—	—

Balance of recurring Level 3 assets as of September 30, 2011	$10,428,966	$—	$947,053	$40,895

	Balanced Series	Berkeley/Graham/Tiverton Series	Currency Series	Long Only Commodity Series
	For The Nine Months Ended September 30, 2011	For The Nine Months Ended September 30, 2011	For The Nine Months Ended September 30, 2011	For The Nine Months Ended September 30, 2011
Balance of recurring Level 3 assets as of
January 1, 2011	$49,811,462	$—	$5,668,768	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	6,689,123	—	(8,301,000)	—
Included in earnings-unrealized	(21,105,042)	(15,816)	6,325,318	(1,152)
Purchases of investments	10,340,605	71,712	23,489	8,640
Sales of investments	(19,954,983)	—	(5,043,086)	—
Change in ownership allocation of credit default swaps	(37,475)	(26,482)	(15,532)	(6,175)
Change in ownership allocation of total return swaps	7,185,226	—	—	—
Change in inter-series recievable	(953,497)	—	953,497	—
Net increase from payments by managing owner	—	—	390,589	—
Change in unrealized in investment of unconsolidated trading companies	—	—	15,550	—
Realized gain/(loss) in investment of unconsolidated trading companies	—	—	(54,188)	—
Proceeds from sales of investments of unconsolidated trading companies	—	—	2,461,834	—
Transfers in and/or out of Level 3	—	—	—	—

Balance of recurring Level 3 assets as of September 30, 2011	$31,975,419	$29,414	$2,425,239	$1,313

	Managed Futures Index Series	Winton Series	Winton/Graham Series
	For The Nine Months Ended September 30, 2011	For The Nine Months Ended September 30, 2011	For The Nine Months Ended September 30, 2011
Balance of recurring Level 3 assets as of
January 1, 2011	$—	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	(1,793)	(23,610)	(16,478)
Purchases of investments	3,811	83,357	64,011
Sales of investments	—	—	—
Change in ownership allocation of credit default swaps	821	(17,219)	(20,513)
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of September 30, 2011	$2,839	$42,528	$27,020

	Frontier Diversified Series	Frontier Dynamic Series	Frontier Long/Short Commodity Series
	For The Year Ended December 31, 2010	For The Year Ended December 31, 2010	For The Year Ended December 31, 2010
Balance of recurring Level 3 assets as of January 1, 2010	$11,091,045	$10,027,253	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	416,156	929,519	—
Purchases, sales, issuances, and settlements, net	2,441,110	—	—
Net change in investment of unconsolidated trading companies	9,858,006	—	562,870
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2010	$23,806,317	$10,956,772	$562,870

	Frontier Masters Series	Balanced Series	Currency Series
	For The Year Ended December 31, 2010	For The Year Ended December 31, 2010	For The Year Ended December 31, 2010
Balance of recurring Level 3 assets as of January 1 ,2010	$15,972,156	$41,020,535	$4,992,959
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	3,474,611	8,790,927	675,809
Purchases, sales, issuances, and settlements, net	6,795,479	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2010	$26,242,246	$49,811,462	$5,668,768

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

Each Series invests in Credit Default Swaps (“CDS”) with highly-rated counterparties as part of its portfolio. CDSs are over-the-counter investment instruments designed to mitigate counterparty risk and generally pay upon the happening of a credit default of a counterparty. The CDS are allocated to each Series based on their percentage ownership in the pooled cash management assets at U.S. Bank National Association as of the reporting date. Approximately 23% of the Trust’s U.S. Bank National Association exposure is risk-hedged in this manner with BNP Paribas through March 20, 2012, and 15% with Societe Generale expiring from December 20, 2011 through March 20, 2012.

Each Series’ investment in Swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. For the Balanced Series, Currency Series, and Frontier Diversified Series, the Swaps serve to diversify the investment holdings of each Series and to provide access to programs and advisors that would not be otherwise available to the Series, and are not used for hedging purposes.

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of September 30, 2011, approximately 5.0% of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

The Balanced Series, Currency Series and Frontier Diversified Series strategically invest assets in one or more Swaps linked to certain underlying investments or indices at the direction of the Managing Owner. The Trading Company in which the assets of these Series will be invested will not own any of the investments or indices referenced by any Swap entered into by these Series. In addition, neither the swap counterparty to the Trading Company of these Series nor any advisor referenced by any such Swap is a Trading Advisor to these Series.

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

The Trust has invested in the following Swaps as of September 30, 2011:

	Frontier Diversified Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap	Option Basket
Counterparty	BNP Paribas	Societe Generale	Societe Generale	Company D
Notional Amount	$51,002	$16,545	$14,030	$6,754,314
Termination Date	3/20/2012	3/20/2012	12/20/2011	6/6/2014
Investee Returns	On Default	On Default	On Default	Total Returns
Realized Gain/(Loss)	$—	$—	$—	$(308,941)

Unrealized Gain/(Loss)	$(28,449)	$(6,382)	$(4,819)	$(3,992,354)

Fair Value as of 9/30/2011	$51,002	$16,545	$14,030	$5,173,610

	Frontier Long/Short Commodity Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale
Notional Amount	$20,061	$6,508	$5,519
Termination Date	3/20/2012	3/20/2012	12/20/2011
Investee Returns	On Default	On Default	On Default
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$(13,504)	$(4,130)	$(3,244)

Fair Value as of 9/30/2011	$20,060	$6,508	$5,519

	Frontier Masters Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale
Notional Amount	$25,568	$8,294	$7,033
Termination Date	3/20/2012	3/20/2012	12/20/2011
Investee Returns	On Default	On Default	On Default
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$(16,142)	$(3,753)	$(2,938)

Fair Value as of 9/30/2011	$25,568	$8,294	$7,033

	Balanced Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap	Option Basket	Option Basket	Option Basket
Counterparty	BNP Paribas	Societe Generale	Societe Generale	Company A	Company E	DeutscheBank
Notional Amount	$92,528	$30,016	$25,453	$14,379,733	$28,814,563	$20,238,986
Termination Date	3/20/2012	3/20/2012	12/20/2011	11/6/2012	6/6/2014	6/30/2016
Investee Returns	On Default	On Default	On Default	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—	$6,689,123	$—	$—

Unrealized Gain/(Loss)	$(47,672)	$(12,157)	$(8,136)	$(18,631,737)	$(2,214,565)	$(190,775)

Fair Value as of 9/30/2011	$92,528$	30,016	$25,453	$17,859,447	$7,908,750	$6,059,225

	Berkeley/Graham/Tiverton Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale
Notional Amount	$18,390	$5,966	$5,059
Termination Date	3/20/2012	3/20/2012	12/20/2011
Investee Returns	On Default	On Default	On Default
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$(11,419)	$(2,386)	$(2,011)

Fair Value as of 9/30/2011	$18,389	$5,966	$5,059

	Currency Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale
Notional Amount	$1,277	$414	$351
Termination Date	3/20/2012	3/20/2012	12/20/2011
Investee Returns	On Default	On Default	On Default
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$(3,761)	$(992)	$(1,161)

Fair Value as of 9/30/2011	$1,277	$414	$351

	Long Only Commodity Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap	Reuters/Jefferies CRB Index	Jefferies Commodity Performance Index
Counterparty	BNP Paribas	Societe Generale	Societe Generale	Company C	Company C
Notional Amount	$821	$266	$226	$1,000,000	$1,000,000
Termination Date	3/20/2012	3/20/2012	12/20/2011	2/29/2012	2/29/2012
Investee Returns	On Default	On Default	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—	$(46,913)	$(119,324)

Unrealized Gain/(Loss)	$(796)	$(185)	$(171)	$—	$—

Fair Value as of 9/30/2011	$821	$266	$226	$(30,063)	$(30,005)

	Managed Futures Index Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale
Notional Amount	$1,775	$576	$488
Termination Date	3/20/2012	3/20/2012	12/20/2011
Investee Returns	On Default	On Default	On Default
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$(1,257)	$(287)	$(249)

Fair Value as of 9/30/2011	$1,775	$576	$488

	Winton Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale
Notional Amount	$26,588	$8,625	$7,314
Termination Date	3/20/2012	3/20/2012	12/20/2011
Investee Returns	On Default	On Default	On Default
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$(16,892)	$(3,752)	$(2,966)

Fair Value as of 9/30/2011	$26,589	$8,625	$7,314

	Winton/Graham Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale
Notional Amount	$16,893	$5,480	$4,647
Termination Date	3/20/2012	3/20/2012	12/20/2011
Investee Returns	On Default	On Default	On Default
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$(12,003)	$(2,488)	$(1,987)

Fair Value as of 9/30/2011	$16,893	$5,480	$4,647

The Trust has invested in the following Swaps as of December 31, 2010:

	Option Basket Frontier Diversified Series	Option Basket Frontier Dynamic Series	Option Basket Frontier Masters Series	Option Basket Balanced Series
Series:	Frontier Diversified Series	Frontier Dynamic Series	Frontier Masters Series	Balanced Series
Counterparty	Company D	Company E	Company F	Company A
Notional Amount	$15,569,595	$27,048,602	$26,242,246	$68,460,196
Termination Date	6/6/2014	6/6/2014	6/6/2014	11/6/2012
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Unrealized Gain/(Loss)	$416,156	$929,519	$3,474,611	$8,790,927

Fair Value as of 12/31/2010	$11,407,905	$10,956,772	$26,242,246	$49,811,462

	Option Basket Currency Series	Reuters/Jefferies CRB Index	Jefferies Commodity Performance Index
Series:	Currency Series	Long/Only Commodity Series	Long/Only Commodity Series
Counterparty	Company B	Company C	Company C
Notional Amount	$11,567,063	$2,040,000	$2,040,000
Termination Date	1/26/2013	2/28/2011	2/28/2011
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$190,556	$319,106

Unrealized Gain/(Loss)	$675,809	$0	$0

Fair Value as of 12/31/2010	$5,668,768	$415,648	$375,148

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

The following table summarizes the Balanced Series, Winton Series, Currency Series, Berkeley/Graham/Tiverton Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series, and Frontier Masters Series investments in unconsolidated Trading Companies as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011		As of December 31, 2010
	Percentage of Series Net Assets Invested in Trading Companies	Fair Value	Percentage of Series Net Assets Invested in Trading Companies	Fair Value
Series

Balanced Series —
Frontier Trading Companies II and VII	7.18%	$22,475,355	9.82%	$42,072,378

Winton Series —
Frontier Trading Company II	7.80%	$3,984,008	10.25%	$6,222,907

Currency Series —
Frontier Trading Company XVII	51.18%	$2,423,197	10.25%	$6,222,907

Berkeley/Graham/Tiverton Series —
Frontier Trading Companies V and XV	13.44%	$6,052,803	18.04%	$12,665,871

Winton/Graham Series —
Frontier Trading Companies II and V	13.58%	$4,733,258	5.35%	$3,383,251

Frontier Long/Short Commodity Series —
Frontier Trading Company I	3.39%	$3,230,407	42.71%	$32,964,448

Managed Futures Index Series —
Frontier Trading Company IX	20.37%	$828,990	19.24%	$992,837

Frontier Diversified Series —
Frontier Trading Companies I, II, V, VII, IX, XIV, XV and XXI	31.42%	$43,467,217	34.45%	$54,940,095

Frontier Masters Series —
Frontier Trading Companies II, XIV and XV	10.67%	$6,033,265	24.02%	$15,921,658

The following tables summarize the Balanced Series, Winton Series, Currency Series, Berkeley/Graham/Tiverton Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series and Frontier Masters Series equity in earnings from Trading Companies for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011					Three Months Ended September 30, 2010
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)		Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Trading Company

Balanced Series—
Frontier Trading Company II LLC	$(11,627)	$4,606,141	$718,073		$5,312,587	$(13,906)	$365,389	$1,424,510	1,775,993
Frontier Trading Company VI LLC	—	—	—		—	(6,644)	312,813	497,249	803,418
Frontier Trading Company VII, LLC	(260,016)	(1,089,579)	3,428,506		2,078,911	(518,177)	(3,750,539)	12,228,821	7,960,105
Frontier Trading Company XIV, LLC	—	—	—		—	(48,361)	869,732	1,274,540	2,095,911
Frontier Trading Company XVI, LLC	—	—	—		—	(3,932)	(12,257)	114,538	98,349
Frontier Trading Company XIX, LLC	—	—	—		—	(1,078)	10,689	(66,406)	(56,795)

Total	$(271,643)	$3,516,562	$4,146,579		$7,391,498	$(592,098)	$(2,204,173)	$15,473,252	$12,676,981

Winton Series—
Frontier Trading Company II LLC	$(10,085)	$4,069,347	$784,455		$4,843,717	$(18,978)	$325,482	$2,039,074	$2,345,578

Currency Series—
Frontier Trading Company XVII LLC	$—	$—	$(94,181	) $	(94,181)	$—	$—	$—	$—

Berkeley/Graham/Tiverton Series—
Frontier Trading Company V LLC	$(62,442)	$(1,352,633)	$332,016		$(1,083,059)	$(56,766)	$(78,266)	$1,120,568	$985,536
Frontier Trading Company VI LLC	—	—	—		—	—	—	—	—
Frontier Trading Company XV, LLC	(14,644)	(1,026,550)	2,377,444		1,336,250	(25,956)	365,772	416,030	755,846

Total	$(77,086)	$(2,379,183)	$2,709,460		$253,191	$(82,722)	$287,506	$1,536,598	$1,741,382

Winton/Graham Series—
Frontier Trading Company II LLC	$(3,773)	$1,525,312	$296,182		$1,817,721	$(10,241)	$269,429	$1,039,856	$1,299,044
Frontier Trading Company V LLC	(70,441)	(1,488,064)	355,194		(1,203,311)	—	—	—	—

	$(74,214)	$37,248	$651,376		$614,410	$(10,241)	$269,429	$1,039,856	$1,299,044

Frontier Long/Short Commodity Series—
Frontier Trading Company I LLC	$(18,529)	$446,041	$678,770		$1,106,282	$(5,216)	$(311,680)	$434,736	$117,840
Frontier Trading Companies VII, LLC	(94,202)	11,480,590	(12,103,528)		(717,140)	(412,540)	(2,393,858)	10,498,723	7,692,325

Total	$(112,731)	$11,926,631	$(11,424,758)		$389,142	$(417,756)	$(2,705,538)	$10,933,459	$7,810,165

Managed Futures Index Series—
Frontier Trading Company IX, LLC	$(2,457)	$528,426	$139,374		$665,343	$(5,197)	$(66,179)	$98,454	$27,078

Frontier Diversified Series—
Frontier Trading Company I LLC	$(260,794)	$(5,009,199)	$(866,940)		$(6,136,933)	$(208,524)	$(206,982)	$2,244,769	$1,829,263
Frontier Trading Company II LLC	(5,441)	2,176,643	288,217		2,459,419	(3,554)	136,977	340,437	473,860
Frontier Trading Company V LLC	(9,413)	(204,203)	50,001		(163,615)	(5,555)	(7,654)	111,170	97,961
Frontier Trading Company VI LLC	—	—	—		—	(1,998)	94,325	149,410	241,737
Frontier Trading Company VII, LLC	(102,309)	(98,484)	1,273,306		1,072,513	(120,593)	(222,884)	2,113,748	1,770,271
Frontier Trading Company IX, LLC	(6,033)	1,241,223	405,403		1,640,593	(4,580)	(58,188)	88,195	25,427
Frontier Trading Company XIII, LLC	—	—	—		—	(5,529)	(205,958)	375,284	163,797
Frontier Trading Company XIV, LLC	(52,585)	3,042,833	190,468		3,180,716	(26,551)	695,481	640,747	1,309,677
Frontier Trading Company XV, LLC	(31,636)	(2,277,417)	5,169,906		2,860,853	(20,573)	288,460	335,081	602,968
Frontier Trading Company XXI, LLC	(189)	(14,976)	4,344		(10,821)	—	—	—	—

Total	$(468,400)	$(1,143,580)	$6,514,705		$4,902,725	$(397,457)	$513,577	$6,398,841	$6,514,961

Frontier Masters Series—
Frontier Trading Company II LLC	$(2,570)	$1,003,704	$194,611		$1,195,745	$(5,631)	$517,595	$331,655	$843,619
Frontier Trading Company XIV, LLC	(36,324)	1,954,026	270,966		$2,188,668	(50,837)	1,303,353	1,096,332	2,348,848
Frontier Trading Company XV, LLC	(10,235)	(717,523)	1,662,733		$934,975	(17,333)	236,777	258,609	478,053

Total	$(49,129)	$2,240,207	$2,128,310		$4,319,388	$(73,801)	$2,057,725	$1,686,596	$3,670,520

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Trading Company

Balanced Series—
Frontier Trading Company II LLC	$(32,907)	$7,421,284	$(1,495,919)	$5,892,458	$(47,551)	$3,936,801	$1,864,733	5,753,983
Frontier Trading Company VI LLC	—	—	—	—	(13,352)	542,949	454,812	984,409
Frontier Trading Company VII, LLC	(908,254)	3,534,286	33,194,115	35,820,147	(2,107,332)	4,780,762	19,800,480	22,473,910
Frontier Trading Company XIV, LLC	(83,595)	2,045,925	(189,232)	1,773,098	(98,788)	(1,702,864)	3,144,777	1,343,125
Frontier Trading Company XVI, LLC	—	—	—	—	(3,985)	(13,787)	114,194	96,422
Frontier Trading Company XIX, LLC	—	—	—	—	(1,753)	(2,055)	(86,166)	(89,974)

Total	$(1,024,756)	$13,001,495	$31,508,964	$43,485,703	$(2,272,761)	$7,541,806	$25,292,830	$30,561,875

Winton Series—
Frontier Trading Company II LLC	$(32,669)	$7,149,687	$(1,508,780)	$5,608,238	$(66,752)	$5,538,109	$2,832,834	$8,304,191

Currency Series—
Frontier Trading Company II LLC	$—	$—	$(94,181)	$(94,181)	$—	$—	$—	$—

Berkeley/Graham/Tiverton Series—
Frontier Trading Company V LLC	$(180,284)	$(1,297,538)	$(397,302)	$(1,875,124)	$(184,699)	$(279,376)	$566,761	$102,686
Frontier Trading Company VI LLC	(1,451)	259,429	(127,648)	130,330	(21,105)	(1,829,237)	523,687	(1,326,655)
Frontier Trading Company XV, LLC	(53,403)	87,930	528,354	562,881	(80,962)	1,729,581	72,266	1,720,885

Total	$(235,138)	$(950,179)	$3,404	$(1,181,913)	$(286,766)	$(379,032)	$1,162,714	$496,916

Winton/Graham Series—
Frontier Trading Company II LLC	$(15,117)	$3,224,822	$(728,888)	$2,480,817	$(34,497)	$2,912,138	$1,461,479	$4,339,120
Frontier Trading Company V LLC	(77,367)	(1,796,950)	231,887	(1,642,430)	—	—	—	—

	$(92,484)	$1,427,872	$(497,001)	$838,387	$(34,497)	$2,912,138	$1,461,479	$4,339,120

Frontier Long/Short Commodity Series—
Frontier Trading Company I LLC	$(38,668)	$924,491	$(234,820)	$651,003	$(17,601)	$(452,812)	$351,359	$(119,054)
Frontier Trading Companies VII, LLC	(351,809)	73,665,834	(63,287,455)	10,026,570	(1,120,922)	(11,940,206)	22,909,424	9,848,296

Total	$(390,477)	$74,590,325	$(63,522,275)	$10,677,573	$(1,138,523)	$(12,393,018)	$23,260,783	$9,729,242

Managed Futures Index Series—
Frontier Trading Company IX, LLC	$(9,202)	$307,484	$(108,539)	$189,743	$(16,296)	$(101,236)	$337,068	$219,536

Frontier Diversified Series—
Frontier Trading Company I LLC	$(897,614)	$(7,744,476)	$(2,676,647)	$(11,318,737)	$(370,967)	$276,019	$2,109,283	$2,014,335
Frontier Trading Company II LLC	(14,487)	3,368,474	(661,284)	2,692,703	(10,889)	957,393	500,707	1,447,211
Frontier Trading Company V LLC	(23,822)	(209,318)	(49,320)	(282,460)	(15,657)	111,753	130,028	226,124
Frontier Trading Company VI LLC	(1,073)	192,170	(95,556)	95,541	(6,297)	(34,375)	212,833	172,161
Frontier Trading Company VII, LLC	(327,082)	(21,067)	12,668,099	12,319,950	(426,730)	1,428,705	3,879,164	4,881,139
Frontier Trading Company IX, LLC	(14,896)	876,952	47,909	909,965	(12,979)	(43,452)	121,947	65,516
Frontier Trading Company XIII, LLC	—	—	—	—	(6,553)	(170,793)	532,671	355,325
Frontier Trading Company XIV, LLC	(90,654)	3,796,286	(160,106)	3,545,526	(48,092)	(492,660)	1,257,354	716,602
Frontier Trading Company XV, LLC	(96,902)	(514,956)	1,944,940	1,333,082	(52,694)	854,713	458,578	1,260,597
Frontier Trading Company XXI, LLC	(529)	(32,296)	2,614	(30,211)	—	—	—	—

Total	$(1,467,059)	$(288,231)	$11,020,649	$9,265,359	$(950,858)	$2,887,303	$9,202,565	$11,139,010

Frontier Masters Series—
Frontier Trading Company II LLC	$(9,236)	$1,956,691	$(449,243)	$1,498,212	$(13,849)	$1,431,686	$457,711	$1,875,548
Frontier Trading Company XIV, LLC	(117,075)	3,793,892	32,591	$3,709,408	(87,862)	(718,109)	2,067,893	1,261,922
Frontier Trading Company XV, LLC	(34,342)	3,540	527,601	$496,799	(44,638)	824,714	295,013	1,075,089

Total	$(160,653)	$5,754,123	$110,949	$5,704,419	$(146,349)	$1,538,291	$2,820,617	$4,212,559

The statements of financial condition as of September 30, 2011 and December 31, 2010 and the Condensed Statement of Income for the three and nine months ended September 30, 2011 and 2010 for the unconsolidated Trading Companies are as follows:

	Frontier Trading Company II LLC	Frontier Trading Company V LLC
Statements of Financial Condition—September 2011

Cash held at futures commission merchants	$13,144,853	$6,298,040
Open trade equity	1,412,778	395,924

Total assets	$14,557,631	$6,693,964

Members’ equity	$14,557,631	$6,693,964

Condensed Statement of Income—For the Three Months Ended September 30, 2011

Interest income	$5,054	$937
Net realized gain/(loss) on investments, less commissions	13,347,654	(3,187,196)
Change in open trade equity	2,281,537	737,210

Net income/(loss)	$15,634,245	$(2,449,049)

Condensed Statement of Income—For the Nine Months Ended September 30, 2011

Interest income	$5,863	$5,066
Net realized gain/(loss) on investments, less commissions	23,016,544	(3,296,188)
Change in open trade equity	(4,844,114)	(1,031,129)

Net income/(loss)	$18,178,293	$(4,322,251)

	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XIV LLC
Statements of Financial Condition—December 31, 2010

Cash held at futures commission merchants	$13,321,102	$83,823,713	$4,340,260

Open trade equity/(deficit)	6,357,985	(15,607,877)	1,531,050

Total assets	$19,679,087	$68,215,836	$5,871,310

Members’ equity	$19,679,087	$68,215,836	$5,871,310

Condensed Statement of Income—For the Three Months Ended September 30, 2010

Interest income	$2,994	$1,480	$(1,042)
Net realized gain/(loss) on investments, less commissions	1,562,559	(7,418,589)	2,744,028
Change in open trade equity	5,175,532	24,841,293	3,013,501

Net income	$6,741,085	$17,424,184	$5,756,487

Condensed Statement of Income—For the Nine Months Ended September 30, 2010

Interest income	$5,130	$3,543	$(10,231)
Net realized gain/(loss) on investments, less commissions	14,602,588	(16,253,599)	(4,234,133)
Change in open trade equity	7,117,464	50,383,490	5,744,032

Net income	$21,725,182	$34,133,434	$1,499,668

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

The Balanced Series had advanced funds to the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series for the purpose of investing in the respective Trading Company for such Series on behalf of the Balanced Series. All of these investments have been liquidated as of September 30, 2011.

On July 18, 2011, the Balanced Series reduced its inter-series advance to the Dynamic Series in exchange for ownership in a total return swap contract in the amount of $27,379,284 which approximated fair value in accordance with the Trust’s valuation policies at the date of transfer.

The following table summarizes the Balanced Series advances to and reductions from the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series of the Trust for the nine months ended September 30, 2011 and the year ended December 31, 2010.

Balanced Series

Summary by Quarter

For the Nine Months Ended September 30, 2011

		Frontier
	Currency Series	Dynamic Series		Total
Inter-series receivables January 1, 2011	$12,816,775	$28,320,283		$41,137,058
Additions during period	—	—		—
Reduction during period	—	—		—
Net change in inter-series receivables	(476,691)	(563,946)		(1,040,637)

Inter-series receivables March 31, 2011	$12,340,084 (1)	$27,756,337	(1)	$40,096,421

Additions during period	—	—		—
Reduction during period	—	—		—
Net change in inter-series receivables	(46,549)	284,461		237,912

Inter-series receivables June 30, 2011	$12,293,535 (1)	$28,040,798	(1)	$40,334,333

Additions during period	—	—		—
Reduction during period	(11,281,861)	(27,379,283)		(38,661,144)
Net change in inter-series receivables	(1,011,674)	(661,515)		(1,673,189)

Inter-series receivables September 30, 2011	$— (1)	$—	(1)	$—

Balanced Series

Summary by Quarter

For the Year Ended December 31, 2010

		Frontier	Frontier	Frontier
	Currency Series	Diversified Series	Dynamic Series	Masters Series	Total
Inter-series receivables January 1, 2010	$12,266,758	$10,962,073	$27,676,116	$18,184,135	$69,089,082
Additions during period	—	—	—	—	—
Reduction during period	—	—	—	—	—
Net change in inter-series receivables	329,038	(102,443)	(129,208)	125,024	222,411

Inter-series receivables March 31, 2010	$12,595,796	$10,859,630	$27,546,908	$18,309,159	$69,311,493

Additions during period	—	—	—	—	—
Reduction during period	—	(11,139,253)	—	—	(11,139,253)
Net change in inter-series receivables	177,705	279,623	(130,449)	(122,674)	204,205

Inter-series receivables June 30, 2010	$12,773,501	$—	$27,416,459	$18,186,485	$58,376,445

Additions during period	—	—	—	—	—
Reduction during period	—	—	—	(19,013,476)	(19,013,476)
Net change in inter-series receivables	238,872	—	538,835	826,991	1,604,698

Inter-series receivables September 30, 2010	$13,012,373	$—	$27,955,294	$—	$40,967,667

Additions during period	—	—	—	—	—
Reduction during period	—	—	—	—	—
Net change in inter-series receivables	(195,598)	—	364,989	—	169,391

Inter-series receivables December 31, 2010	$12,816,775	$—	$28,320,283	$—	$41,137,058

(1)	Balanced Series Inter-series receivables are corresponding Inter-series payables on the Statements of Financial Condition for the investee Series.

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets attributable to such Series (including notional assets), calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series, 2.0% for the Winton Series, Currency Series, Long Only Commodity Series, Frontier Long/Short Commodity Series Class 1 a and Class 2a, Managed Futures Index Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series, 2.5% for the Winton/Graham Series and Berkeley/Graham/Tiverton Series, and 3.5% for the Frontier Long/Short Commodity Series Class 1 and Class 2. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

Trading Fees—In connection with each Series’ trading activities, the Frontier Long/Short Commodity Series (Classes 1, 2 and 3), Balanced Series, Currency Series, Berkeley/Graham/Tiverton Series, Long/Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series pays to the Managing Owner a trading fee, or FCM Fee, up to 0.75% of such Series’ NAV, calculated daily. The Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series (Classes 1a and 2a) and Frontier Masters Series pays to the Managing Owner a trading fee, or FCM Fee, up to 2.25% and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series, Winton/Graham Series, Berkeley/Graham/Tiverton Series, Currency Series and Frontier Long/Short Commodity Series may each employ multiple Trading Advisors, these Series will pay the

Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Balanced Series or the Frontier Long/Short Commodity Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Balanced Series and the Frontier Diversified Series and 20% for the Winton Series, Currency Series, Winton/Graham Series, Berkeley/Graham/Tiverton Series, Frontier Long/Short Commodity Series, Frontier Dynamic Series and Frontier Masters Series. There is no incentive fee for the Long Only Commodity Series or the Managed Futures Index Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Service Fees—In addition, with respect to Class 1 and Class 1a Units of each Series, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee at an annualized rate, as described in more detail above, which the Managing Owner pays to selling agents of the Trust.

The following table summarizes fees earned by the Managing Owner for the three months ended September 30, 2011 and 2010.

Series: Three Months Ended September 30, 2011	Management Fee	Trading Fee	Incentive Fee	Service Fee
Frontier Diversified Series	$519,364	$808,751	$1,467,047	$417,549
Frontier Dynamic Series	—	28,182	—	3,829
Frontier Long/Short Commodity Series	910,662	207,381	440,077	177,277
Frontier Masters Series	355,001	332,882	534,851	193,356
Balanced Series	664,399	369,151	2,903,887	1,525,660
Berkeley/Graham/Tiverton Series	258,162	58,000	29,678	313,464
Currency Series	1,673	7,548	—	35,747
Long Only Commodity Series	8,545	2,766	—	5,962
Managed Futures Index Series	24,397	4,790	—	1,945
Winton Series	309,397	63,844	565,219	300,670
Winton/Graham Series	283,356	45,550	227,833	223,405

Series: Three Months Ended September 30, 2010	Management Fee	Trading Fee	Incentive Fee	Service Fee
Frontier Diversified Series	$346,547	$767,690	$1,267,393	$413,129
Frontier Dynamic Series	—	173,065	—	24,121
Frontier Long/Short Commodity Series	848,660	105,479	671,536	278,215
Frontier Masters Series	323,238	436,490	251,849	194,727
Balanced Series	708,595	452,155	4,587,441	2,108,525
Berkeley/Graham/Tiverton Series	595,454	87,185	—	466,266
Currency Series	41,317	25,650	—	52,636
Long Only Commodity Series	12,434	4,735	—	15,600
Managed Futures Index Series	31,077	6,860	—	8,259
Winton Series	381,662	72,608	66,904	361,796
Winton/Graham Series	488,971	70,396	97,195	336,344

The following table summarizes fees earned by the Managing Owner for the nine months ended September 30, 2011 and 2010.

Series: Nine Months Ended September 30, 2011	Management Fee	Trading Fee	Incentive Fee	Service Fee
Frontier Diversified Series	$1,469,361	$2,675,921	$4,386,760	$1,393,776
Frontier Dynamic Series	—	376,388	—	51,746
Frontier Long/Short Commodity Series	2,781,137	536,554	2,744,245	673,297
Frontier Masters Series	1,094,180	1,095,725	805,663	624,864
Balanced Series	1,922,751	1,280,779	11,575,647	5,638,744
Berkeley/Graham/Tiverton Series	948,867	212,756	29,678	1,144,674
Currency Series	80,701	53,198	—	121,438
Long Only Commodity Series	33,185	11,943	—	36,025
Managed Futures Index Series	75,033	16,117	—	10,405
Winton Series	960,130	203,804	813,809	985,426
Winton/Graham Series	1,095,659	169,014	298,707	828,649

Series: Nine Months Ended September 30, 2011	Management Fee	Trading Fee	Incentive Fee	Service Fee
Frontier Diversified Series	$751,117	$1,809,334	$2,307,523	$981,435
Frontier Dynamic Series	—	509,687	—	66,679
Frontier Long/Short Commodity Series	2,461,217	298,406	1,337,973	899,900
Frontier Masters Series	767,223	1,117,972	274,130	456,099
Balanced Series	1,607,205	1,324,659,	10,520,127	6,380,801
Berkeley/Graham/Tiverton Series	1,771,056	270,272	—	1,441,933
Currency Series	122,172	77,390	—	166,131
Long Only Commodity Series	39,424	14,996	—	48,657
Managed Futures Index Series	88,027	19,813	—	25,598
Winton Series	1,155,722	216,584	66,904	1,082,808
Winton/Graham Series	1,444,104	213,476	97,195	1,021,445

The following table summarizes fees payable to the Managing Owner as of September 30, 2011.

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee
Frontier Diversified Series	$169,194	$265,520	$1,634,813	$69,324
Frontier Dynamic Series	—	—	—	—
Frontier Long/Short Commodity Series	289,750	69,967	515,078	28,733
Frontier Masters Series	116,639	109,910	519,999	39,223
Balanced Series	21,305	10,796	2,495,158	8,286
Berkeley/Graham/Tiverton Series	83,884	18,402	29,678	94,833
Currency Series	—	1,917	—	6,749
Long Only Commodity Series	2,670	690	—	947
Managed Futures Index Series	7,549	1,627	—	631
Winton Series	96,894	21,022	470,431	79,027
Winton/Graham Series	88,627	14,592	181,052	63,840

The following table summarizes fees payable to the Managing Owner as of December 31, 2010.

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee
Frontier Diversified Series	$139,758	$310,302	$1,453,102	$48,903
Frontier Dynamic Series	—	59,936	—	726
Frontier Long/Short Commodity Series	300,038	44,699	1,600,703	69,686
Frontier Masters Series	108,531	131,841	229,686	21,894
Balanced Series	114,145	71,087	2,688,776	196,325
Berkeley/Graham/Tiverton Series	152,455	29,714	270,557	148,307
Currency Series	13,860	8,409	—	11,273
Long Only Commodity Series	4,634	1,750	—	5,599
Managed Futures Index Series	10,789	2,154	—	2,338
Winton Series	122,675	25,245	467,341	99,085
Winton/Graham Series	168,136	24,127	623,629	103,698

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the nine months ended September 30, 2011, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $2,752 for the Frontier Dynamic Series, $17 for the Long/Only Commodity Series and $9 for the Managed Futures Index Series. For the nine months ended September 30, 2011, amounts paid or owing the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $27,761 for the Balanced Series, $17,533 for the Frontier Long/Short Commodity Series, $22,103 for the Frontier Diversified Series, $530 for the Currency Series, $5,509 for the Berkeley/Graham/Tiverton Series, $3,742 for the Winton/Graham Series, $7,838 for the Winton Series and $11,973 for the Frontier Masters Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Berkeley/Graham/Tiverton Series, Currency Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series and Managed Futures Index Series 20% of the total interest allocated to each Series is paid to the Managing Owner. During the nine months ended September 30, 2011, and 2010 the Trust paid $7,197,876 and $7,573,585, respectively, of such interest income to the Managing Owner. Such expenses are not included in the statements of operations of the Series.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $429,634 and $514,050, respectively for the three months ended September 30, 2011 and 2010 and $1,483,875 and $1,472,121, respectively for the nine months ended September 30, 2011 and 2010.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $773,341 and $925,290, respectively, for the three months ended September 30, 2011 and 2010 and $2,670,975 and $2,649,818, respectively, for the nine months ended September 30, 2011 and 2010.

Bornhoft Group Securities Corporation, a subsidiary of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations. Its results are consolidated with the Managing Owner.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the three and nine months ended September 30, 2011 and 2010. This data has been derived from information presented in the financial statements.

	Frontier Diversified Series		Frontier Dynamic Series (6)(7)		Frontier Long/Short Commodity Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, June 30, 2011	$101.63	$105.37	$90.24	$93.47	$140.52	$164.69	$164.68	$124.76	$129.28
Net operating results:
Interest income	0.44	0.45	0.37	0.07	0.71	0.83	0.83	0.63	0.65
Expenses	(2.60)	(2.12)	(0.83)	(0.11)	(4.03)	(3.67)	(3.66)	(3.57)	(2.87)
Net gain/(loss) on investments, net of non-controlling interests	1.00	0.92	(1.73)	(2.17)	(0.60)	(0.54)	(0.55)	(0.15)	(0.43)

Net income/(loss)	(1.16)	(0.75)	(2.19)	(2.21)	(3.92)	(3.38)	(3.38)	(3.09)	(2.65)

Net asset value, September 30, 2011	$100.47	$104.62	$88.05	$91.26	$136.60	$161.31	$161.30	$121.67	$126.63

Ratios to average net assets (3)
Net investment gain/(loss)	-8.61%	-6.41%	-44.59%	-16.05%	-9.16%	-6.65%	-6.65%	-9.16%	-6.65%
Expenses before incentive fees	6.08%	3.87%	81.10%	52.57%	8.67%	6.16%	6.16%	8.67%	6.16%
Expenses after incentive fees	10.35%	8.15%	81.10%	52.57%	11.10%	8.59%	8.59%	11.10%	8.59%
Total return before incentive fees (2)	-0.06%	0.39%	-8.85%	-0.78%	-1.02%	-0.58%	-1.53%	-2.64%	-2.62%
Total return after incentive fees (2)	-1.14%	-0.69%	-8.85%	-0.78%	-1.63%	-1.19%	-2.14%	-3.26%	-3.24%

	Frontier Masters Series		Balanced Series					Berkeley/Graham/Tiverton Series (5)
	Class 1	Class 2	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2011	$99.01	$102.63	$130.46	$114.39	$160.02	$133.35	$133.36	$100.81	$122.02
Net operating results:
Interest income	0.53	0.55	0.08	0.07	0.09	0.08	0.08	0.12	0.14
Expenses	(2.79)	(2.32)	(2.77)	(2.42)	(2.24)	(1.86)	(1.86)	(1.50)	(0.90)
Net gain/(loss) on investments, net of non-controlling interests	6.01	6.14	(1.74)	(1.96)	(2.11)	(2.26)	(2.27)	(0.70)	(0.84)

Net income/(loss)	3.75	4.37	(4.43)	(4.31)	(4.26)	(4.04)	(4.05)	(2.08)	(1.60)

Net asset value, September 30, 2011	$102.76	$107.00	$126.03	$110.08	$155.76	$129.31	$129.31	$98.73	$120.42

Ratios to average net assets (3)
Net investment gain/(loss)	-8.76%	-6.62%	-8.50%	-8.50%	-5.50%	-5.50%	-5.50%	-5.48%	-2.48%
Expenses before incentive fees	7.01%	4.87%	4.51%	4.51%	1.50%	1.50%	1.50%	5.69%	2.69%
Expenses after incentive fees	10.80%	8.66%	8.73%	8.73%	5.73%	5.73%	5.73%	5.95%	2.95%
Total return before incentive fees (2)	4.61%	5.06%	-2.55%	-2.86%	-1.77%	-2.20%	-2.30%	-1.99%	-1.26%
Total return after incentive fees (2)	3.66%	4.10%	-3.62%	-3.92%	-2.83%	-3.27%	-3.37%	-2.05%	-1.32%

	Currency Series (7)		Long Only Commodity Series (4)			Managed Futures Index Series (4)
	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3
Per unit operating performance (1)
Net asset value, June 30, 2011	$74.74	$91.54	$93.88	$104.48	$104.48	$103.95	$115.43	$115.42
Net operating results:
Interest income	0.07	0.09	0.56	0.63	0.62	0.56	0.63	0.63
Expenses	(0.67)	(0.16)	(0.94)	(0.53)	(0.52)	(1.44)	(0.96)	(0.96)
Net gain/(loss) on investments, net of non-controlling interests	(2.03)	(2.50)	(12.70)	(14.20)	(14.20)	19.74	21.96	21.97

Net income/(loss)	(2.63)	(2.57)	(13.08)	(14.10)	(14.10)	18.86	21.63	21.64

Net asset value, September 30, 2011	$72.11	$88.97	$80.80	$90.38	$90.38	$122.81	$137.06	$137.06

Ratios to average net assets (3)
Net investment gain/(loss)	-3.30%	-0.30%	-1.60%	0.39%	0.39%	-3.06%	-1.06%	-1.06%
Expenses before incentive fees	3.69%	0.69%	3.99%	2.01%	2.01%	5.03%	3.03%	3.03%
Expenses after incentive fees	3.69%	0.69%	3.99%	2.01%	2.01%	5.03%	3.03%	3.03%
Total return before incentive fees (2)	-3.69%	-0.60%	-8.27%	-9.71%	-14.06%	16.98%	17.17%	17.23%
Total return after incentive fees (2)	-3.69%	-0.60%	-8.27%	-9.71%	-14.06%	16.98%	17.17%	17.23%

	Winton Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2011	$132.13	$152.92	$113.85	$138.90
Net operating results:
Interest income	0.32	0.38	0.21	0.25
Expenses	(3.63)	(2.98)	(2.66)	(2.17)
Net gain/(loss) on investments, net of non-controlling interests	13.25	15.35	1.91	2.31

Net income/(loss)	9.94	12.75	(0.54)	0.39

Net asset value, September 30, 2011	$142.07	$165.67	$113.31	$139.29

Ratios to average net assets (3)
Net investment gain/(loss)	-9.34%	-6.34%	-8.35%	-5.35%
Expenses before incentive fees	5.89%	2.89%	6.58%	3.58%
Expenses after incentive fees	10.25%	7.25%	9.05%	6.05%
Total return before incentive fees (2)	8.27%	8.93%	0.27%	1.03%
Total return after incentive fees (2)	7.17%	7.83%	-0.35%	0.40%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period.

The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Computed using average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized
(4)	Long Only Series Class 3 and Managed Futures Index Series Class 3 began trading operations on January 13, 2011.
(5)	Formerly the Cambell/Graham/Tiverton Series.
(6)	The Frontier Dynamic Series ceased trading operations on July 15, 2011 and redeemed all existing Units. The Series remains active. Net asset value per unit represents the liquidation value.
(7)	For the three months ended September 30, 2011, 8.10% of the Currency Series’ Class 1 total return and 1.31% of the Currency Series’ Class 2 total return consists of a discretionary voluntary reimbursement by the managing owner for a realized investment loss. Excluding this item, total return would have been (11.79%) for Currency Series Class 1 and (1.90%) for Currency Series Class 2.

	Frontier Diversified Series		Frontier Dynamic Series (6)(7)		Frontier Long/Short Commodity Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2010	$103.58	$106.46	$91.94	$94.40	$132.73	$153.26	$153.26	$117.96	$121.18
Net operating results:
Interest income	1.22	1.26	11.50	11.68	1.96	2.29	2.29	1.74	1.80
Expenses	(7.53)	(6.02)	(21.09)	(17.56)	(14.30)	(13.27)	(13.28)	(12.69)	(10.45)
Net gain/(loss) on investments, net of non-controlling interests	3.20	2.92	5.71	2.74	16.21	19.03	19.03	14.66	14.10

Net income/(loss)	(3.11)	(1.84)	(3.89)	(3.14)	3.87	8.05	8.04	3.71	5.45

Net asset value, September 30, 2011	$100.47	$104.62	$88.05	$91.26	$136.60	$161.31	$161.30	$121.67	$126.63

Ratios to average net assets (3)
Net investment gain/(loss)	-8.12%	-5.92%	-19.61%	-11.83%	-11.39%	-8.69%	-8.69%	-11.39%	-8.69%
Expenses before incentive fees	5.84%	3.64%	43.12%	35.33%	8.45%	5.75%	5.75%	8.45%	5.75%
Expenses after incentive fees	9.69%	7.50%	43.12%	35.33%	13.20%	10.50%	10.50%	13.20%	10.50%
Total return before incentive fees (2)	0.36%	1.43%	-4.25%	-1.34%	15.11%	13.11%	8.34%	-0.56%	0.90%
Total return after incentive fees (2)	-2.52%	-1.45%	-4.25%	-1.34%	11.56%	9.55%	4.79%	-4.11%	-2.65%

	Frontier Masters Series		Balanced Series					Berkeley/Graham/Tiverton Series (5)
	Class 1	Class 2	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2010	$102.96	$105.81	$131.95	$116.36	$159.46	$133.66	$133.66	$110.46	$131.73
Net operating results:
Interest income	1.25	1.29	0.15	0.13	0.18	0.15	0.15	0.13	0.16
Expenses	(6.62)	(5.13)	(8.93)	(7.85)	(7.25)	(6.05)	(6.06)	(4.59)	(2.65)
Net gain/(loss) on investments, net of non-controlling interests	5.17	5.03	2.86	1.44	3.37	1.55	1.56	(7.27)	(8.82)

Net income/(loss)	(0.20)	1.19	(5.92)	(6.28)	(3.70)	(4.35)	(4.35)	(11.73)	(11.31)

Net asset value, September 30, 2011	$102.76	$107.00	$126.03	$110.08	$155.76	$129.31	$129.31	$98.73	$120.42

Ratios to average net assets (3)
Net investment gain/(loss)	-6.96%	-4.81%	-8.84%	-8.84%	-5.84%	-5.84%	-5.84%	-5.59%	-2.59%
Expenses before incentive fees	6.85%	4.70%	4.30%	4.30%	1.30%	1.30%	1.30%	5.69%	2.69%
Expenses after incentive fees	8.57%	6.42%	8.99%	8.99%	5.99%	5.99%	5.99%	5.76%	2.76%
Total return before incentive fees (2)	1.45%	2.31%	0.30%	-0.24%	1.73%	0.51%	0.71%	-10.35%	-7.86%
Total return after incentive fees (2)	0.16%	1.01%	-3.21%	-3.75%	-1.78%	-3.00%	-2.80%	-10.40%	-7.91%

	Currency Series		Long Only Commodity Series (4)			Managed Futures Index Series (4)
	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3
Per unit operating performance (1)
Net asset value, December 31, 2010	$79.09	$95.43	$94.11	$103.71	$103.88	$117.96	$129.69	$126.73
Net operating results:
Interest income	0.76	0.93	1.55	1.72	1.68	1.67	1.85	1.85
Expenses	(3.39)	(2.08)	(2.75)	(1.46)	(1.42)	(4.09)	(2.63)	(2.63)
Net gain/(loss) on investments, net of non-controlling interests	(4.35)	(5.31)	(12.11)	(13.59)	(13.76)	7.27	8.15	11.11

Net income/(loss)	(6.98)	(6.46)	(13.31)	(13.33)	(13.50)	4.85	7.37	10.33

Net asset value, September 30, 2011	$72.11	$88.97	$80.80	$90.38	$90.38	$122.81	$137.06	$137.06

Ratios to average net assets (3)
Net investment gain/(loss)	-4.66%	-1.67%	-1.67%	0.33%	0.34%	-2.83%	-0.83%	-0.88%
Expenses before incentive fees	6.00%	3.01%	3.84%	1.84%	1.93%	4.79%	2.79%	2.93%
Expenses after incentive fees	6.00%	3.01%	3.84%	1.84%	1.93%	4.79%	2.79%	2.93%
Total return before incentive fees (2)	-9.13%	-3.14%	-2.45%	2.05%	-37.82%	-4.05%	4.60%	8.10%
Total return after incentive fees (2)	-9.13%	-3.14%	-2.45%	2.05%	-37.82%	-4.05%	4.60%	8.10%

	Winton Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2010	$135.04	$153.99	$119.83	$144.04
Net operating results:
Interest income	0.81	0.94	0.41	0.50
Expenses	(7.97)	(5.65)	(6.70)	(4.91)
Net gain/(loss) on investments, net of non-controlling interests	14.19	16.39	(0.23)	(0.34)

Net income/(loss)	7.03	11.68	(6.52)	(4.75)

Net asset value, September 30, 2011	$142.07	$165.67	$113.31	$139.29

Ratios to average net assets (3)
Net investment gain/(loss)	-6.98%	-3.98%	-7.10%	-4.10%
Expenses before incentive fees	5.81%	2.81%	6.69%	3.70%
Expenses after incentive fees	7.77%	4.77%	7.57%	4.57%
Total return before incentive fees (2)	6.37%	8.73%	-4.08%	-1.29%
Total return after incentive fees (2)	4.90%	7.26%	-4.73%	-1.95%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period.

The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Computed using average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized
(4)	Long Only Series Class 3 and Managed Futures Index Series Class 3 began trading operations on January 13, 2011.
(5)	Formerly the Cambell/Graham/Tiverton Series.
(6)	The Frontier Dynamic Series ceased trading operations on July 15, 2011 and redeemed all existing Units. The Series remains active. Net asset value per unit represents the liquidation value.
(7)	For the nine months ended September 30, 2011, 6.97% of the Currency Series’ Class 1 total return and 2.40% of the Currency Series’ Class 2 total return consists of a discretionary voluntary reimbursement by the managing owner for a realized investment loss. Excluding this item, total return would have been (16.11%) for Currency Series Class 1 and (5.54%) for Currency Series Class 2.

	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, June 30, 2010	$97.51	$99.34	$89.79	$91.39	$107.25	$121.98	$121.97	$96.08	$97.84
Net operating results:
Interest income	0.48	0.49	6.18	6.30	0.54	0.62	0.62	0.49	0.50
Expenses	(2.29)	(1.79)	(10.84)	(9.38)	(3.54)	(3.12)	(3.12)	(3.18)	(2.50)
Net gain/(loss) on investments, net of non-controlling interests	4.99	4.99	6.02	4.87	13.30	15.23	15.24	11.83	11.77

Net income/(loss)	3.18	3.69	1.36	1.79	10.30	12.73	12.74	9.14	9.77

Net asset value, September 30, 2010	$100.69	$103.03	$91.15	$93.18	$117.55	$134.71	$134.71	$105.22	$107.61

Ratios to average net assets (3)
Net investment gain/(loss)	-7.40%	-5.22%	-20.67%	-13.38%	-10.85%	-7.92%	-7.92%	-10.85%	-7.92%
Expenses before incentive fees	5.54%	3.35%	48.03%	40.74%	8.73%	5.80%	5.80%	8.73%	5.80%
Expenses after incentive fees	9.35%	7.16%	48.03%	40.74%	12.81%	9.88%	9.88%	12.81%	9.88%
Total return before incentive fees (2)	4.52%	5.07%	1.48%	1.97%	10.10%	11.16%	11.76%	10.62%	11.65%
Total return after incentive fees (2)	3.56%	4.11%	1.48%	1.97%	9.07%	10.14%	10.73%	9.59%	10.62%

	Frontier Masters Series		Balanced Series					Berkeley/Graham/Tiverton Series (4)
	Class 1	Class 2	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2010	$93.66	$95.39	$120.89	$107.17	$143.90	$121.26	$121.27	$100.78	$118.37
Net operating results:
Interest income	0.51	0.52	0.02	0.02	0.03	0.02	0.02	0.00	0.00
Expenses	(2.28)	(1.76)	(2.84)	(2.51)	(2.30)	(1.94)	(1.94)	(1.74)	(1.16)
Net gain/(loss) on investments, net of non-controlling interests	7.50	7.53	9.04	7.74	10.83	8.82	8.79	6.58	7.79

Net income/(loss)	5.73	6.29	6.22	5.25	8.56	6.90	6.87	4.84	6.63

Net asset value, September 30, 2010	$99.39	$101.68	$127.11	$112.42	$152.46	$128.16	$128.14	$105.62	$125.00

Ratios to average net assets (3)
Net investment gain/(loss)	-7.46%	-5.17%	-9.27%	-9.27%	-6.27%	-6.27%	-6.27%	-6.87%	-3.87%
Expenses before incentive fees	7.79%	5.50%	4.28%	4.28%	1.28%	1.28%	1.28%	6.89%	3.88%
Expenses after incentive fees	9.61%	7.32%	9.35%	9.35%	6.35%	6.35%	6.35%	6.89%	3.88%
Total return before incentive fees (2)	7.01%	7.49%	6.37%	5.49%	7.07%	6.93%	7.23%	4.74%	5.38%
Total return after incentive fees (2)	6.55%	7.03%	5.09%	4.22%	5.79%	5.65%	5.95%	4.74%	5.38%

	Currency Series		Long Only Commodity Series		Managed Futures Index Series		Winton Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2010	$80.02	$95.11	$75.21	$82.05	$115.01	$125.18	$126.88	$142.50	$110.70	$131.07
Net operating results:
Interest income	0.31	0.37	0.40	0.44	0.23	0.25	0.21	0.24	0.14	0.16
Expenses	(1.31)	(0.83)	(0.75)	(0.38)	(1.34)	(0.85)	(2.06)	(1.26)	(2.11)	(1.52)
Net gain/(loss) on investments, net of non-controlling interests	1.89	2.24	7.98	8.73	0.66	0.74	5.28	6.00	5.17	6.18

Net income/(loss)	0.89	1.78	7.63	8.79	(0.45)	0.14	3.43	4.98	3.20	4.82

Net asset value, September 30, 2010	$80.91	$96.89	$82.84	$90.84	$114.56	$125.32	$130.31	$147.48	$113.90	$135.89

Ratios to average net assets (3)
Net investment gain/(loss)	-4.92%	-1.92%	-1.73%	0.27%	-3.95%	-1.95%	-5.87%	-2.87%	-7.14%	-4.14%
Expenses before incentive fees	6.43%	3.43%	3.78%	1.78%	4.75%	2.75%	6.09%	3.09%	6.95%	3.95%
Expenses after incentive fees	6.43%	3.43%	3.78%	1.78%	4.75%	2.75%	6.55%	3.54%	7.64%	4.63%
Total return before incentive fees (2)	1.10%	1.86%	9.74%	10.21%	-0.54%	0.08%	2.79%	3.58%	3.03%	3.85%
Total return after incentive fees (2)	1.10%	1.86%	9.74%	10.21%	-0.54%	0.08%	2.67%	3.46%	2.85%	3.67%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized
(4)	Formerly the Cambell/Graham/Tiverton Series.

	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2009	$96.80	$97.77	$91.43	$92.25	$113.77	$127.49	$127.49	$101.49	$102.48
Net operating results:
Interest income	1.49	1.52	2.89	2.93	1.37	1.56	1.56	1.23	1.25
Expenses	(6.19)	(4.70)	(10.51)	(4.41)	(9.27)	(7.73)	(7.74)	(8.28)	(6.20)
Net gain/(loss) on investments, net of non-controlling interests	8.59	8.44	7.34	2.41	11.68	13.39	13.40	10.78	10.08

Net income/(loss)	3.89	5.26	(0.28)	0.93	3.78	7.22	7.22	3.73	5.13

Net asset value, September 30, 2010	$100.69	$103.03	$91.15	$93.18	$117.55	$134.71	$134.71	$105.22	$107.61

Ratios to average net assets (3)
Net investment gain/(loss)	-6.50%	-4.31%	-11.30%	-2.15%	-9.54%	-6.58%	-6.58%	-9.54%	-6.58%
Expenses before incentive fees	5.54%	3.35%	15.59%	6.45%	8.51%	5.55%	5.55%	8.51%	5.55%
Expenses after incentive fees	8.56%	6.37%	15.59%	6.45%	11.20%	8.24%	8.24%	11.20%	8.24%
Total return before incentive fees (2)	8.35%	9.65%	0.34%	0.05%	3.77%	7.40%	12.11%	10.71%	11.33%
Total return after incentive fees (2)	6.09%	7.39%	0.34%	0.05%	1.75%	5.39%	10.10%	8.70%	9.31%

	Frontier Masters Series		Balanced Series					Berkeley/Graham/Tiverton Series (4)
	Class 1	Class 2	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2009	$94.46	$95.37	$118.54	$105.50	$139.01	$117.60	$117.60	$104.65	$121.10
Net operating results:
Interest income	1.42	1.44	0.12	0.10	0.14	0.12	0.12	0.00	0.00
Expenses	(5.61)	(4.02)	(7.06)	(6.24)	(5.21)	(4.39)	(4.43)	(5.10)	(3.31)
Net gain/(loss) on investments, net of non-controlling interests	9.12	8.89	15.51	13.06	18.52	14.83	14.85	6.07	7.21

Net income/(loss)	4.93	6.31	8.57	6.92	13.45	10.56	10.54	0.97	3.90

Net asset value, September 30, 2010	$99.39	$101.68	$127.11	$112.42	$152.46	$128.16	$128.14	$105.62	$125.00

Ratios to average net assets (3)
Net investment gain/(loss)	-5.96%	-3.61%	-7.80%	-7.80%	-4.80%	-4.80%	-4.80%	-6.74%	-3.74%
Expenses before incentive fees	7.27%	4.92%	4.08%	4.08%	1.07%	1.07%	1.07%	6.74%	3.74%
Expenses after incentive fees	7.99%	5.63%	7.93%	7.93%	4.93%	4.93%	4.93%	6.74%	3.74%
Total return before incentive fees (2)	8.41%	6.89%	9.85%	7.00%	11.97%	11.54%	15.24%	0.59%	2.37%
Total return after incentive fees (2)	7.87%	6.36%	6.97%	4.12%	9.09%	8.66%	12.36%	0.59%	2.37%

	Currency Series		Long Only Commodity Series		Managed Futures Index Series		Winton Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2009	$78.00	$91.34	$83.59	$90.30	$112.54	$121.28	$117.57	$130.10	$110.06	$128.39
Net operating results:
Interest income	0.61	0.73	1.23	1.33	0.56	0.60	0.40	0.45	0.39	0.47
Expenses	(3.04)	(1.51)	(2.24)	(1.15)	(3.94)	(2.46)	(5.77)	(3.37)	(5.77)	(3.92)
Net gain/(loss) on investments, net of non-controlling interests	5.34	6.33	0.26	0.36	5.40	5.90	18.11	20.30	9.22	10.95

Net income/(loss)	2.91	5.55	(0.75)	0.54	2.02	4.04	12.74	17.38	3.84	7.50

Net asset value, September 30, 2010	$80.91	$96.89	$82.84	$90.84	$114.56	$125.32	$130.31	$147.48	$113.90	$135.89

Ratios to average net assets (3)
Net investment gain/(loss)	-4.08%	-1.08%	-1.71%	0.29%	-4.04%	-2.04%	-5.85%	-2.84%	-6.60%	-3.59%
Expenses before incentive fees	5.10%	2.10%	3.78%	1.78%	4.70%	2.70%	6.13%	3.13%	6.85%	3.85%
Expenses after incentive fees	5.10%	2.10%	3.78%	1.78%	4.70%	2.70%	6.28%	3.28%	7.08%	4.08%
Total return before incentive fees (2)	3.82%	0.93%	-1.73%	-1.17%	1.74%	2.47%	10.43%	12.57%	3.46%	5.89%
Total return after incentive fees (2)	3.82%	0.93%	-1.73%	-1.17%	1.74%	2.47%	10.32%	12.45%	3.29%	5.72%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized
(4)	Formerly the Cambell/Graham/Tiverton Series.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Series’ derivatives by instrument types as of September 30, 2011 and 2010 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts. This activity was performed by affiliated Trading Companies and does not include activity of unaffiliated trading Company investments.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For The Three Months Ended September 30, 2011

Monthly average contracts	Bought	Sold

Frontier Long/Short Commodity Series	149,200	104,200
Frontier Masters Series	6,800	2,900
Balanced Series	12,200	4,600
Currency Series	3,800	1,500

For The Nine Months Ended September 30, 2011

Monthly average contracts	Bought	Sold

Frontier Long/Short Commodity Series	149,200	104,200
Frontier Masters Series	15,200	5,800
Balanced Series	24,300	11,600
Currency Series	7,000	3,500
Winton/Graham Series	17,900	6,800

For The Three Months Ended September 30, 2010

Monthly average contracts	Bought	Sold

Balanced Series	88,000	61,400
Campbell/Graham/Tiverton Series	7,500	300
Currency Series	900	7,600
Winton/Graham Series	12,900	3,300

For The Nine Months Ended September 30, 2010

Monthly average contracts	Bought	Sold

Frontier Diversified Series	7,000	1,300
Frontier Long/Short Commodity Series	168,700	115,000
Balanced Series	41,100	43,700
Campbell/Graham/Tiverton Series	9,200	3,700
Currency Series	2,000	22,500
Winton/Graham Series	27,000	4,800

The following tables summarize the trading revenues for the three and nine month period ended September 30, 2011 and September 30, 2010 approximately by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2011(1)

Type of contract	Frontier Long/Short Commodity Series	Frontier Masters Series	Balanced Series
Metals	$(13,546,767)	$(188,629)	$(8,988,918)
Currencies	708,553	(1,085,512)	(28,712,306)
Energies	9,678,380	(428,493)	(3,855,272)
Agriculturals	3,865,415	(330,073)	(7,938,422)
Interest rates	1,218,775	676,484	37,723,387
Stock indices	158,862	(154,044)	2,555,251

Realized trading income/(loss)(2)	$2,083,218	$(1,510,267)	$(9,216,280)

Type of contract	Currency Series
Metals	$—
Currencies	27,976
Energies	—
Agriculturals	—
Interest rates	—
Stock indices	—

Realized trading income/(loss)(2)	$27,976

Realized Trading Revenue from Futures, Forwards and Options

for the Nine Months Ended September 30, 2011(1)

Type of contract	Frontier Long/Short Commodity Series	Frontier Masters Series	Balanced Series
Metals	$(13,546,767)	$156,659	$(9,080,153)
Currencies	708,553	(1,389,109)	(22,398,216)
Energies	9,678,380	(1,492,202)	(5,236,069)
Agriculturals	3,865,415	(1,039,562)	(10,521,887)
Interest rates	1,218,775	1,167,949	42,189,800
Stock indices	158,862	(659,364)	(5,757,583)

Realized trading income/(loss)(2)	$2,083,218	$(3,255,629)	$(10,804,108)

Type of contract	Currency Series	Winton/Graham Series
Metals	$—	$1,144,332
Currencies	(142,069)	110,745
Energies	—	91,930
Agriculturals	—	1,912
Interest rates	—	391,518
Stock indices	—	(942,278)

Realized trading income/(loss)(2)	$(142,069)	$798,159

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2011 (1)

Type of contract	Frontier Long/Short Commodity Series	Frontier Masters Series	Balanced Series
Metals	$15,878,273	$165,475	$19,876,345
Currencies	(555,810)	(30,570)	(6,530,704)
Energies	(13,233,592)	120,574	600,800
Agriculturals	(467,268)	(133,312)	4,161,214
Interest rates	(1,797,937)	121,316	2,733,205
Stock indices	(426,825)	194,318	(364,392)

Change in unrealized trading income/(loss)(3)	$(603,159)	$437,801	$20,476,468

Type of contract	Currency Series
Metals	$—
Currencies	(2,759)
Energies	—
Agriculturals	—
Interest rates	—
Stock indices	—

Change in unrealized trading income/(loss)(3)	$(2,759)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2011 (1)

Type of contract	Frontier Long/Short Commodity Series	Frontier Masters Series	Balanced Series
Metals	$15,878,273	$(50,223)	$22,091,608
Currencies	(555,810)	609,296	(22,590,346)
Energies	(13,233,592)	51,126	2,644,424
Agriculturals	(467,268)	(31,548)	(4,261,859)
Interest rates	(1,797,937)	(1,224,258)	1,374,509
Stock indices	(426,825)	910,499	(3,438,136)

Change in unrealized trading income/(loss)(3)	$(603,159)	$264,892	$(4,179,800)

Type of contract	Currency Series	Winton/Graham Series
Metals	$—	$(619,217)
Currencies	(27,166)	(571,607)
Energies	—	12,279
Agriculturals	—	(371,424)
Interest rates	—	(285,680)
Stock indices	—	313,862

Change in unrealized trading income/(loss)(3)	$(27,166)	$(1,521,787)

(1)	The Frontier Diversified Series, Berkeley/Graham/Tiverton Series (formerly known as Campbell/Graham/Tiverton Series), Currency Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Managed Futures Index Series and Winton Series participate in trading activities through equity in earnings/(loss) from trading companies. The Long Only Commodity Series participates in trading activities through realized gain/(loss) on swap contracts. The Balanced Series consolidated Frontier Trading Company XIV, LLC since June 20, 2011. The Frontier Long/Short Series consolidated Frontier Trading Company VII, LLC since September 28, 2011.
(2)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures and forwards.
(3)	Amounts recorded in the Statements of Operations under Net change in open trade equity.

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2010 (1)

Type of contract	Frontier Diversified Series	Frontier Long/Short Commodity Series	Balanced Series
Metals	$—	$—	$1,826,578
Currencies	—	—	(879,563)
Energies	—	—	(57,684)
Agriculturals	—	—	(2,799,191)
Interest rates	—	—	3,352,486
Stock indices	—	—	(114,403)

Realized trading income/(loss)(2)	$—	$—	$1,328,223

Type of contract	Campbell/Graham/ Tiverton Series	Currency Series	Winton/Graham Series
Metals	$(20,516)	$—	$(2,144,350)
Currencies	(222,962)	(40,159)	799,427
Energies	175,842	—	(2,896,534)
Agriculturals	805,625	—	458,966
Interest rates	1,596,763	—	4,417,972
Stock indices	(876,524)	—	(820,379)

Realized trading income/(loss)(2)	$1,458,228	$(40,159)	$(184,898)

Realized Trading Revenue from Futures, Forwards and Options

for the Nine Months Ended September 30, 2010 (1)

Type of contract	Frontier Diversified Series	Frontier Long/Short Commodity Series	Balanced Series
Metals	$906,825	$334,220	$6,029,404
Currencies	224,610	619,216	(2,538,024)
Energies	(725,644)	(32,272,413)	(1,713,891)
Agriculturals	(1,060,508)	6,407,717	(5,896,681)
Interest rates	1,444,587	(497,654)	8,164,682
Stock indices	(730,345)	1,379,261	(1,831,411)

Realized trading income/(loss)(2)	$59,525	$(24,029,653)	$2,214,079

Type of contract	Campbell/Graham/ Tiverton Series	Currency Series	Winton/Graham Series
Metals	$(925,921)	$—	$(2,420,250)
Currencies	(655,992)	252,605	1,267,073
Energies	(237,740)	—	(4,164,199)
Agriculturals	1,023,799	—	(340,462)
Interest rates	5,138,272	—	8,619,172
Stock indices	(1,805,789)	—	(3,484,734)

Realized trading income/(loss)(2)	$2,536,629	$252,605	$(523,400)

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

Type of contract	Frontier Diversified Series	Frontier Long/Short Commodity Series	Balanced Series
Metals	$(1,808,138)	$282,667	$1,915,145
Currencies	842,676	(69,820)	(1,361,164)
Energies	(4,250)	24,029,704	2,220,363
Agriculturals	(390,911)	(5,585,339)	3,707,526
Interest rates	883,518	(201,571)	7,511,701
Stock indices	(227,989)	31,629	(385,298)

Unrealized trading income/(loss)(3)	$(705,094)	$18,487,270	$13,608,273

Type of contract	Campbell/Graham/ Tiverton Series	Currency Series	Winton/Graham Series
Metals	$(1,051,250)	$—	$(656,657)
Currencies	373,048	43,722	1,327,174
Energies	540,959	—	297,169
Agriculturals	4,876	—	23,651
Interest rates	1,237,112	—	484,966
Stock indices	1,011,083	—	(55,181)

Unrealized trading income/(loss)(3)	$2,115,828	$43,722	$1,421,122

(1)	The Frontier Diversified Series, Frontier Masters Series, Campbell/Graham/Tiverton Series, Managed Futures Index Series and Winton Series participate in trading activities through equity in earnings/(loss) from trading companies. The Frontier Dynamic Series and Long Only Commodity Series participates in trading activities through realized gain/(loss) on swap contracts. Frontier Long/Short Commodity Series deconsolidated Frontier Trading Company VII, LLC as of January 31, 2010. The Frontier Diversified Series deconsolidated Beach Horizon Trading Company—Horizon Program, LLC as of June 21, 2010. The Balanced Series deconsolidated Cantab Trading Company—Aristarchus Program, LLC as of September 1, 2010, QIM Trading Company—Global Program, LLC as of September 29, 2010, Tiverton Trading Company—Discretionary Program, LLC as of June 2, 2010, Winton Trading Company—Diversified Program, LLC as of July 22, 2010, Frontier Trading Company XIV, LLC as of January 25, 2010 and Frontier Trading Company VI, LLC as of March 19, 2010. The Campbell/Graham/Tiverton Series consolidated Frontier Trading Company VI, LLC on March 19, 2010 and thereafter. The Frontier Long/Short Commodity Series participate in trading activities through equity in earnings(loss) from the aforementioned deconsolidated trading companies.
(2)	In the Statements of Operations under Net realized gain(loss) on futures and forwards.
(3)	In the Statements of Operations under Net change in open trade equity.

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

The Trust, with respect to each Series of Units, engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments (including Swaps) and may, from time to time, engage in cash and spot transactions and allocates funds to an affiliated limited liability trading company (each a “Trading Company”). Each Trading Company has one-year renewable contracts with its own independent Trading Advisor(s) that will manage all or a portion of the applicable Trading Company’s assets, and make the trading decisions for the assets of each Series vested in such Trading Company (other than the Frontier Dynamic Series and the Long Only Commodity Series which allocate assets only to Swaps). The assets of each Trading Company will be segregated from the assets of each other Trading Company. The Trust has an investment objective of increasing the value of the Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies).

As of September 30, 2011 the Trust had eleven separate Series of Units issued and outstanding: the Frontier Diversified Series, Frontier Dynamic Series (all of whose Units have been redeemed as of September 30, 2011, but the Series remains open), Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Berkeley/Graham/Tiverton Series, Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series. Each Series of Units has between three and six separate classes issued and/or outstanding—Class 1, Class 2, Class 3, Class 1a, Class 2a, and Class 3a.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At September 30, 2011, cash deposited at the clearing brokers was $67,309,977 for the Balanced Series, $83,085,859 for the Frontier Long/Short Commodity Series and $4,986,615 for the Frontier Masters Series. At December 31, 2010, cash deposited at the clearing brokers was $85,398,794 for the Balanced Series, $678,208 for the Currency Series and $11,090,076 for the Winton/Graham Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Berkeley/Graham/Tiverton Series, Currency Series, and Winton/Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Frontier Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 20% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held in either U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of September 30, 2011, total cash and cash equivalents and custom time deposits held at banking institutions were $76,013,209 for the Frontier Diversified Series, $0 for the Frontier Dynamic Series, $30,626,179 for the Frontier Long/Short Commodity Series, $38,136,709for the Frontier Masters Series, $137,031,401 for the Balanced Series, $27,343,126 for the Berkeley/Graham/Tiverton Series, $1,922,902 for the Currency Series, $1,231,306 for the Long Only Commodity Series, $2,693,961 for the Managed Futures Index Series, $39,557,999, for the Winton Series, and $25,241,099 for the Winton/Graham Series. As of December 31, 2010, total cash and cash equivalents and custom time deposits held at banking institutions were $81,763,130 for the Frontier Diversified Series, $16,330,890 for the Frontier Dynamic Series, $39,619,945 for the Frontier Long/Short Commodity Series, $21,269,631 for the Frontier Masters Series, $159,675,524 for the Balanced Series, $41,113,225 for the Campbell/Graham/Tiverton Series, $11,653,535 for the Currency Series, $2,924,056 for the Long Only Commodity Series, $3,580,057 for the Managed Futures Index Series, $47,217,883, for the Winton Series, and $41,240,746 for the Winton/Graham Series.

During the second and third quarters of 2011, the Trust experienced redemptions in excess of subscriptions due primarily to seven of the eleven Series being closed to new investments and to the termination of a selling agent relationship. The Managing Owner does not expect any impact on the investment mix of any Series due to the high level of liquidity maintained in the Trust.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010.

Market conditions for 2011 are discussed after the Sector and Major CTA attribution charts included in the Series performance discussion, below.

Frontier Diversified Series

The Frontier Diversified Series – Class 1 NAV lost 1.1% and gained 3.3%, respectively, for the three months ended September 30, 2011 and 2010, net of fees and expenses; the Frontier Diversified Series – Class 2 NAV lost 0.7% and gained 3.7%, respectively for the three months ended September 30, 2011 and 2010, net of fees and expenses.

For the three months ended September 30, 2011, the Frontier Diversified Series recorded net gain on investments of $1,334,498, net income of $597,834, and total expenses of $3,212,711, resulting in a net decrease in Owners’ capital from operations of $1,280,379. For the three months ended September 30, 2010, the Frontier Diversified Series recorded net gain on investments of $7,158,422, net income of $646,659, and total expenses of $2,794,759, resulting in a net increase in Owners’ capital from operations of $5,010,322.

Please see additional discussion under “Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010 – Frontier Diversified Series.”

Frontier Dynamic Series

The Frontier Dynamic Series ceased trading operations on July 15, 2011, has redeemed all Units, but remains open.

The Frontier Dynamic Series – Class 1 NAV lost 8.9% and 1.5%, respectively, for the period ended September 30, 2011 and 2010, net of fees and expenses; the Frontier Dynamic Series – Class 2 NAV lost 0.8% and 2.0%, respectively for the period ended September 30, 2011 and 2010, net of fees and expenses.

For the period ended September 30, 2011, the Frontier Dynamic Series recorded net loss on investments of $24,091, net income of $19,575, and total expenses of $32,011, resulting in a net decrease in Owners’ capital from operations of $36,527. For the three months ended September 30, 2010, the Frontier Dynamic Series recorded net gain on investments of $107,701, net income of $116,249, and total expenses of $197,186, resulting in a net increase in Owners’ capital from operations of $26,764.

Please see additional discussion under “Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010 – Frontier Dynamic Series.”

Frontier Long/Short Commodity Series

The Frontier Long/Short Commodity Series – Class 1 NAV lost 1.6% and gained 9.6%, respectively, for the three months ended September 30, 2011 and 2010, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2 NAV lost 1.2% and gained 10.4%, respectively, for the three months ended September 30, 2011 and 2010, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 NAV lost 2.1% and gained 10.4%, respectively for the three month period ended September 30, 2011 and 2010, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 1a NAV lost 3.3% and gained 9.5%, respectively, for the three month period ended September 30, 2011 and 2010, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a NAV lost 3.2% and gained 10.0%, respectively, for the three month period ended September 30, 2011 and 2010, net of fees and expenses.

For the three months ended September 30, 2011, the Frontier Long/Short Commodity Series recorded net gain on investments of $1,911,273, net income of $352,489, and total expenses of $1,735,397, resulting in a net decrease in Owners’ capital from operations of $1,660,506, after non-controlling interests of ($2,188,871). For the three months ended September 30, 2010, the Frontier Long/Short Commodity Series recorded net gain on investments of $7,893,906, net income of $322,967, and total expenses of $1,903,890, resulting in a net increase in Owners’ capital from operations of $6,312,983.

Please see additional discussion under “Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010 – Frontier Long/Short Commodity Series.”

Frontier Masters Series

The Frontier Masters Series – Class 1 NAV gained 3.7% and 6.1%, respectively, for the three months ended September 30, 2011 and 2010, net of fees and expenses; the Frontier Masters Series – Class 2 NAV gained 4.1% and 6.6%, respectively for the three months ended September 30, 2011 and 2010, net of fees and expenses.

For the three months ended September 30, 2011, the Frontier Masters Series recorded net gain on investments of $3,257,219, net income of $288,132, and total expenses of $1,416,090, resulting in a net increase in Owners’ capital from operations of $2,140,082, after non-controlling interests of $10,821. For the three months ended September 30, 2010, the Frontier Masters Series recorded net gain on investments of $4,601,601, net income of $296,656, and total expenses of $1,206,304, resulting in a net increase in Owners’ capital from operations of $3,691,953.

Please see additional discussion under “Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010 – Frontier Masters Series.”

Balanced Series

The Balanced Series – Class 1 NAV lost 3.6% and gained 5.1%, respectively, for the three months ended September 30, 2011 and 2010, net of fees and expenses; the Balanced Series – Class 1a NAV lost 3.9% and gained 4.9%, respectively, for the three months ended

September 30, 2011 and 2010, net of fees and expenses; the Balanced Series – Class 2 NAV lost 2.8% and gained 5.9%, respectively, for the three months ended September 30, 2011 and 2010, net of fees and expenses; the Balanced Series – Class 2a NAV lost 3.3% and gained 5.7%, respectively, for the three months ended September 30, 2011 and 2010, net of fees and expenses; the Balanced Series – Class 3a NAV lost 3.4% and gained 5.7% for the three months ended September 30, 2011 and 2010, respectively, net of fees and expenses.

For the three months ended September 30, 2010, the Balanced Series recorded net gain on investments of $3,644,425, net income of $163,059, and total expenses of $5,463,097, resulting in a net decrease in Owners’ capital from operations of $9,337,840 after non-controlling interests of ($7,682,227). For the three months ended September 30, 2010, the Balanced Series recorded net gain on investments of $31,652,538, net income of $68,974, and total expenses of $7,856,716, resulting in a net increase in Owners’ capital from operations of $18,815,391 after non-controlling interests of ($5,049,405).

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

Please see additional discussion under “Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010 – Balanced Series.”

Berkeley/Graham/Tiverton Series (formerly the Campbell/Graham/Tiverton Series)

The Berkeley/Graham/Tiverton Series – Class 1 NAV lost 2.1% and gained 4.8%, respectively, for the three months ended September 30, 2011 and 2010, net of fees and expenses; the Campbell/Graham/Tiverton Series – Class 2 NAV lost 1.3% and gained 5.6%, respectively for the three months ended September 30, 2011 and 2010, net of fees and expenses.

For the three months ended September 30, 2010, the Berkeley/Graham/Tiverton Series recorded net loss on investments of $313,891, net income of $54,940, and total expenses of $659,304, resulting in a net decrease in Owners’ capital from operations of $918,255. For the three months ended September 30, 2010, the Berkeley/Graham/Tiverton Series recorded net gain on investments of $5,546,389, net income of $2,477, and total expenses of $1,148,905, resulting in a net increase in Owners’ capital from operations of $3,354,806 after non-controlling interests of ($1,045,155).

Please see additional discussion under “Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010 – Berkeley/Graham/Tiverton Series.”

Currency Series

The Currency Series – Class 1 NAV lost 3.7% and gained 1.1% , respectively, for the three months ended September 30, 2011 and 2010, net of fees and expenses; the Currency Series – Class 2 NAV lost 0.6% and gained 1.9%, respectively for the three months ended September 30, 2011 and 2010, net of fees and expenses.

During July, 2011, Currency Series liquidated its interest in an option basket and realized a decrease in fair value greater than had previously been recorded as unrealized loss. The Managing Owner determined to make a one time administrative adjustment by payment to the Currency Series of $390,589 to reimburse the effect of the loss on the investors in the series, exclusive of the inter-series payables’ interests, recorded in the Statements of Operations as Net increase from payments by managing owner.

For the three months ended September 30, 2010, the Currency Series recorded net loss on investments of $138,127, net income of $5,231, and total expenses of $44,968, resulting in a net decrease in Owners’ capital from operations of $177,864. For the three months ended September 30, 2010, the Currency Series recorded net gain on investments of $181,704, net income of $29,500, and total expenses of $119,603, resulting in a net increase in Owners’ capital from operations of $91,601.

All commodity interest positions of the Currency Series during 2010 were within the Currencies sector.

Please see additional discussion under “Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010 – Currency Series.”

Long Only Commodity Series

The Long Only Commodity Series – Class 1 NAV lost 8.3% and gained 10.1%, respectively, for the three months ended September 30, 2011and 2010, net of fees and expenses; the Long Only Commodity Series – Class 2 NAV lost 9.7% and gained 10.7% respectively, for the three months ended September 30, 2011 and 2010, net of fees and expenses; the Long Only Commodity Series – Class 3 NAV lost 14.1% for the three months ended September 30, 2011, net of fees and expenses.

For the three months ended September 30, 2010, the Long Only Commodity Series recorded net loss on investments of $232,094, net income of $13,511, and total expenses of $17,273, resulting in a net decrease in Owners’ capital from operations of $235,856. For the three months ended September 30, 2010, the Long Only Commodity Series recorded net gain on investments of $389,776, net income of $19,768, and total expenses of $32,769, resulting in a net increase in Owners’ capital from operations of $376,775.

Please see additional discussion under “Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010 – Long Only Commodity Series.”

Managed Futures Index Series

The Managed Futures Index Series – Class 1 NAV gained 17.0% and lost 0.4%, respectively, for the three months ended September 30, 2011 and 2010, respectively, net of fees and expenses; the Managed Futures Index Series – Class 2 NAV gained 17.2% and gained 0.1%, respectively, for the three months ended September 30, 2011 and 2010, net of fees and expenses; the Managed Futures Index Series – Class 3 NAV gained 17.2% for the three months ended September 30, 2011, net of fees and expenses.

For the three months ended September 30, 2010, the Managed Futures Index Series recorded a net gain on investments of $667,651, net income of $18,960, and total expenses of $31,132, resulting in a net increase in Owners’ capital from operations of $655,479. For the three months ended September 30, 2010, the Managed Futures Index Series recorded a net gain on investments of $29,166, net income of $11,074, and total expenses of $46,196, resulting in a net decrease in Owners’ capital from operations of $5,956.

Please see additional discussion under “Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010 – Managed Futures Index Series.”

Winton Series

The Winton Series – Class 1 NAV gained 7.2% and 2.7%, respectively, for the three months ended September 30, 2011 and 2010, net of fees and expenses; the Winton Series – Class 2 NAV gained 7.8% and 3.5%, respectively, for the three months ended September 30, 2011 and 2010, net of fees and expenses.

For the three months ended September 30, 2010, the Winton Series recorded net gain on investments of $4,877,311, net income of $118,397, and total expenses of $1,239,130, resulting in a net increase in Owners’ capital from operations of $3,756,578. For the three months ended September 30, 2010, the Winton Series recorded net gain on investments of $2,426,391, net income of $98,828, and total expenses of $882,970, resulting in a net increase in Owners’ capital from operations of $1,642,249.

Please see additional discussion under “Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010 – Winton Series.”

Winton/Graham Series

The Winton/Graham Series – Class 1 NAV lost 0.4% and gained 2.9%, respectively, for the three months ended September 30, 2011 and 2010 net of fees and expenses; the Winton/Graham Series – Class 2 NAV lost 0.4% and gained 3.7%, respectively for the three months ended September 30, 2011 and 2010, net of fees and expenses.

For the three months ended September 30, 2010, the Winton/Graham Series recorded net gain on investments of $639,990, net income of $64,449, and total expenses of $780,144, resulting in a net decrease in Owners’ capital from operations of $75,705. For the three months ended September 30, 2010, the Winton/Graham Series recorded net gain on investments of $3,706,234, net income of $69,885, and total expenses of $992,906, resulting in a net increase in Owners’ capital from operations of $1,699,715 after non-controlling interests of ($1,083,498).

Please see additional discussion under “Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010 – Winton/Graham Series.”

Market Conditions for Nine Months Ended September 30, 2011

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

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010.

Frontier Diversified Series

2011

The Frontier Diversified Series – Class 1 NAV lost 2.5% for the nine months ended September 30, 2011, net of fees and expenses; the Frontier Diversified Series – Class 2 NAV lost 1.5% for the nine months ended September 30, 2011, net of fees and expenses.

For the nine months ended September 30, 2011 the Frontier Diversified Series recorded a net gain on investments of $5,018,663, net income of $1,789,859, and total expenses of $9,925,818, resulting in a net decrease in Owners’ capital from operations of $3,117,296. The NAV per Unit, Class 1, decreased from $103.58 at December 31, 2010, to $100.47 as of September 30, 2011. The NAV per Unit, Class 2, decreased from $106.46 at December 31, 2010, to $104.62 as of September 30, 2011. Total Class 1 subscriptions and redemptions for the period were $23,978,069 and $35,264,462, respectively. Total Class 2 subscriptions and redemptions for the period were $16,223,278 and $22,971,187, respectively. Ending capital at September 30, 2011, was $76,596,019 for Class 1 and $61,748,355 for Class 2. Ending capital at December 31, 2010, was $90,022,131 for Class 1 and $69,473,841 for Class 2.

The Frontier Diversified Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Frontier Diversified Series

Two of the six sectors traded in the Diversified Series were profitable in the third quarter. The Metals and Interest Rates sectors were profitable while the Energies, Currencies, Agriculturals and Stock Indices sectors were negative for the quarter.

In terms of major CTA performance, five of the seven major CTAs in the Diversified Series were profitable during the second quarter. QIM, Cantab, Tiverton, Quantmetrics and Winton were positive while Transtrend and Graham were negative for the quarter.

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

Sector Attribution for the Frontier Diversified Series

Frontier Dynamic Series

2011

The Frontier Dynamic Series ceased trading operations on July 15, 2011, has redeemed all Units, but remains open.

The Frontier Dynamic Series – Class 1 NAV lost 4.2% for the period months ended September 30, 2011, net of fees and expenses; the Frontier Dynamic Series – Class 2 NAV lost 1.3% for the period ended September 30, 2011, net of fees and expenses.

For the period ended September 30, 2011 the Frontier Dynamic Series recorded a net gain on investments of $115,076, net income of $250,426, and total expenses of $428,134, resulting in a net decrease in Owners’ capital from operations of $62,632. The NAV per Unit, Class 1, decreased from $91.94 at December 31, 2010, to $88.05 as September 30, 2011. The NAV per Unit, Class 2, decreased from $94.40 at December 31, 2010, to $91.26 as of September 30, 2011. Total Class 1 subscriptions and redemptions for the period were $165,200 and $1,331,791, respectively. Total Class 2 subscriptions and redemptions for the period were $41,500 and $445,199, respectively. Ending capital at September 30, 2011, was $0 for Class 1 and $0 for Class 2. Ending capital at December 31, 2010, was $1,219,222 for Class 1 and $413,700 for Class 2.

The Frontier Dynamic Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

The Frontier Dynamic Series invests in an option market basket of which the underlying investments are not transparent to the Trust. Therefore there is no Sector or major CTA Attribution charts for the Frontier Dynamic Series. The investments underlying the option basket are managed dynamically by an independent third party with monthly allocations and withdrawals from numerous reference funds managed by independent commodity trading advisors. A number of advisors may be removed entirely and a number of others added on a monthly basis. Therefore there is no index or benchmark against which the performance may be compared.

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

Frontier Long/Short Commodity Series

2011

The Frontier Long/Short Commodity Series – Class 1 NAV gained 11.6% for the nine months ended September 30, 2011, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2 NAV gained 9.6% for the nine months ended September 30, 2011, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 NAV gained 4.8% for the nine months ended September 30, 2011, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 1a NAV gained 4.1% for the nine months ended September 30, 2011, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a NAV gained 2.7% for the nine months ended September 30, 2011, net of fees and expenses.

For the nine months ended September 30, 2011, the Frontier Long/Short Commodity Series recorded net gain on investments of $12,174,086, net income of $1,044,384, and total expenses of $6,735,233, resulting in a net increase in Owners’ capital from operations of $4,294,366 after non-controlling interests of ($2,188,871). The NAV per Unit, Class 1, increased from $132.73 at December 31, 2010, to $136.60 as of September 30, 2011. The NAV per Unit, Class 2, increased from $153.26 at December 31, 2010, to $161.31 as of September 30, 2011. The NAV per Unit, Class 3, increased from $153.26 at December 31, 2010, to $161.30 as of September 30, 2011. The NAV per Unit, Class 1a, increased from $117.96 at December 31, 2010, to $121.67 as of September 30, 2011. The NAV per Unit, Class 2a, increased from $121.18 at December 31, 2010, to $126.63 as of September 30, 2011. Total Class 1 subscriptions and redemptions for the period were $66,006 and $24,776,644, respectively. Total Class 2 redemptions for the period were $7,610,987. There were no subscriptions. Total Class 3 subscriptions and redemptions for the period were $14,835,942 and $12,499,333, respectively. Total Class 1a subscriptions and redemptions for the period were $12,213,295 and $499,047, respectively. Total Class 2a subscriptions and redemptions for the period were $6,549,536 and $357,845, respectively. Ending capital at September 30, 2011, was $8,994,338 for Class 1, $9,273,160 for Class 2, $24,463,504 for Class 3, $16,892,584 for Class 1a and $9,775,143 for Class 2a. Ending capital at December 31, 2010, was $31,185,756 for Class 1, $15,584,978 for Class 2, $20,998,571 for Class 3, $5,652,309 for Class 1a and $3,761,826 for Class 2a.

The Frontier Long/Short Commodity Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors.

Frontier Long/Short Commodity Series

Frontier Long/Short Commodity Series Class 2 Sector Attributions Q3 2011 and YTD

12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2011
YTD

Frontier Long/Short Commodity Series Class 2A Sector Attributions Q3 2011 and YTD

12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2011
YTD

Frontier Long/Short Commodity Series Class 3 Sector Attributions Q3 2011 and YTD

12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2011
YTD

Frontier Long/Short Commodity Series Class 1 Major Advisors Attributions Q3 2011 and YTD

10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Beach Horizon
Global Advisors
Mesirow
Red Oak
Rosetta
Strategic Ag
Q3 2011
YTD

Frontier Long/Short Commodity Series Class 1A Major Advisors Attributions Q3 2011 and YTD

10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Beach Horizon
Global Advisors
Mesirow
Red Oak
Rosetta
Strategic Ag
Q3 2011
YTD

Frontier Long/Short Commodity Series Class 2 Major Advisors Attributions Q3 2011 and YTD

10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Beach Horizon
Global Advisors
Mesirow
Red Oak
Rosetta
Strategic Ag
Q3 2011
YTD

Frontier Long/Short Commodity Series Class 2A Major Advisors Attributions Q3 2011 and YTD

10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Beach Horizon
Global Advisors
Mesirow
Red Oak
Rosetta
Strategic Ag
Q3 2011
YTD

Frontier Long/Short Commodity Series Class 3 Major Advisors Attributions Q3 2011 and YTD

10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Beach Horizon
Global Advisors
Mesirow
Red Oak
Rosetta
Strategic Ag
Q3 2011
YTD

Four of the seven sectors traded in the Frontier Long/Short Commodity Series were profitable in the third quarter. Precious Metals, Base Metals, Softs and Financials were positive while Grains, Energies and Meats were negative during the quarter.

In terms of major CTA performance, two of the six major CTAs in the Frontier Long/Short Commodity Series were profitable during the second quarter. Beach Horizon and Mesirow were positive while Global Advisors, Red Oak, Rosetta and Strategic Ag were negative for the quarter.

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

Sector Attribution for the Frontier Long/Short Commodity Series

Frontier Masters Series

2011

The Frontier Masters Series – Class 1 NAV lost 0.2% for the nine months ended September 30, 2011, net of fees and expenses; the Frontier Masters Series – Class 2 NAV gained 1.0% for the nine months ended September 30, 2011, net of fees and expenses.

For the nine months ended September 30, 2011 the Frontier Masters Series recorded a net gain on investments of $3,135,666, net income of $753,268, and total expenses of $3,620,432, resulting in a net increase in Owners’ capital from operations of $298,713 after non-controlling interests of $30,211. The NAV per Unit, Class 1, decreased from $102.96 at December 31, 2010, to $102.76 as of September 30, 2011. The NAV per Unit, Class 2, increased from $105.81 at December 31, 2010, to $107.00 as of September 30, 2011. Total Class 1 subscriptions and redemptions for the period were $7,568,257 and $12,661,340, respectively. Total Class 2 subscriptions and redemptions for the period were $2,872,037 and $7,836,689, respectively. Ending capital at September 30, 2011, was $36,180,882 for Class 1 and $20,335,826 for Class 2. Ending capital at December 31, 2010, was $41,213,675 for Class 1 and $25,062,055 for Class 2.

The Frontier Masters Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Frontier Masters Series

Two of the six sectors traded in the Frontier Masters Series were profitable in the third quarter. Metals and Interest Rates were positive while Currencies, Energies, Agriculturals and Stock Indices were negative for the quarter.

In terms of major CTA performance, three of the four major CTAs in the Frontier Masters Series were profitable during the second quarter. Cantab, Tiverton and Winton were positive while Transtrend was negative for the quarter.

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

Sector Attribution for the Frontier Masters Series

Balanced Series

Balanced Series

2011

The Balanced Series – Class 1 NAV lost 3.2% for the nine months ended September 30, 2011, net of fees and expenses; the Balanced Series – Class 1a NAV lost 3.8% for the nine months ended September 30, 2011, net of fees and expenses; the Balanced Series – Class 2 NAV lost 1.8% for the nine months ended September 30, 2011, net of fees and expenses; the Balanced Series – Class 2a NAV lost 3.0% for the nine months ended September 30, 2011, net of fees and expenses; the Balanced Series – Class 3a NAV lost 2.8% for the nine months ended September 30, 2011, net of fees and expenses.

For the nine months ended September 30, 2011, the Balanced Series recorded net gain on investments of $8,009,508, net income of $364,715, and total expenses of $20,417,921, resulting in a net decrease in Owners’ capital from operations of $9,555,096 after non- controlling interests of $2,488,602. The NAV per Unit, Class 1, decreased from $131.95 at December 31, 2010, to $126.03 at September 30, 2011. For Class 1a, the NAV per Unit decreased from $116.36 at December 31, 2010, to $110.08 at September 30, 2011. The NAV per Unit, Class 2, decreased from $159.46 at December 31, 2010, to $155.76 at September 30, 2011. For Class 2a, the NAV per Unit decreased from $133.66 at December 31, 2010, to $129.31 at September 30, 2011. For Class 3a, the NAV per Unit decreased from $133.66 at December 31, 2010, to $129.31 at September 30, 2011. Total Class 1 subscriptions and redemptions for the period were $545,789 and $86,531,717, respectively. Total Class 1a subscriptions and redemptions for the period were $4,879 and $1,568,235, respectively. Total Class 2 subscriptions and redemptions for the period were $12,565 and $11,546,131, respectively. Total Class 2a redemptions for the period were $574,437. There were no subscriptions. Total Class 3a subscriptions and redemptions for the period were $340,885 and $1,032,661, respectively. Ending capital at September 30, 2011, was $193,899,554 for Class 1, $3,396,804 for Class 1a, $63,908,065 for Class 2, $2,884,840 for Class 2a and $2,904,028 for Class 3a. At December 31, 2010, ending capital was $287,807,510 for Class 1, $5,120,558 for Class 1a, $76,715,728 for Class 2, $3,562,374 for Class 2a, and $3,691,280 for Class 3a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Balanced Series

Balanced Series Class 1 Sector Attributions
Q3 2011 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2011
YTD

Balanced Series Class 1A Sector Attributions
Q3 2011 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2011
YTD

Balanced Series Class 2 Sector Attributions
Q3 2011 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2011
YTD

Balanced Series Class 2A Sector Attributions
Q3 2011 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2011
YTD

Balanced Series Class 3A Sector Attributions
Q3 2011 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2011
YTD

Balanced Series Class 1 Major Advisors Attributions
Q3 2011 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
QIM
Cantab
Tiverton
Transtrend
Winton
Q3 2011
YTD

Balanced Series Class 1A Major Advisors Attributions
Q3 2011 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
QIM
Cantab
Tiverton
Transtrend
Winton
Q3 2011
YTD

Balanced Series Class 2 Major Advisors Attributions
Q3 2011 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
QIM
Cantab
Tiverton
Transtrend
Winton
Q3 2011
YTD

Two of the six sectors traded in the Balanced Series were profitable in the third quarter. The Metals and Interest Rates sectors were profitable while the Energies, Currencies, Agriculturals and Stock Indices sectors were negative for the quarter.

In terms of major CTA performance, four of the five major CTAs in the Balanced Series were profitable during the third quarter. QIM, Cantab, Tiverton and Winton were positive while Transtrend was negative for the quarter.

Effective July 2011, Cantab Capital Partners has been designated as a major CTA to the Balanced Series. QuantMetrics Capital Management, that previously was a major CTA to the Series, has been designated as a non-major CTA to the Series.

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

Sector Attribution for the Frontier Balanced Series

Berkeley/Graham/Tiverton Series (formerly the Campbell/Graham/Tiverton Series)

2011

The Berkeley/Graham/Tiverton Series – Class 1 NAV lost 10.4% for the nine months ended September 30, 2011, net of fees and expenses; the Berkeley/Graham/Tiverton Series – Class 2 NAV lost 7.9% for the nine months ended September 30, 2011, net of fees and expenses.

For the nine months ended September 30, 2011, the Berkeley/Graham/Tiverton Series recorded net loss on investments of $3,574,024, net income of $72,116, and total expenses of $2,335,975, resulting in a net decrease in Owners’ capital from operations of $5,837,883. The NAV per Unit, Class 1, decreased from $110.46 at December 31, 2010, to $98.73 as of September 30, 2011. The NAV per Unit, Class 2, decreased from $131.73 at December 31, 2010, to $120.42 as of September 30, 2011. Total Class 1 subscriptions and redemptions for the period were $61,898 and $16,524,448, respectively. Total Class 2 redemptions for the period were $2,904,273. There were no subscriptions. Ending capital at September 30, 2011, was $40,068,730 for Class 1 and $4,955,892 for Class 2. Ending capital at December 31, 2010, was $61,842,996 for Class 1 and $8,386,332 for Class 2.

The Berkeley/Graham/Tiverton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Berkeley/Graham/Tiverton Series

Two of the six sectors traded in the Berkeley/Graham/Tiverton Series were profitable in the third quarter. Metals and Interest Rates were positive while Energies, Currencies, Agriculturals and Stock Indices were negative for the quarter.

In terms of major CTA performance, Tiverton was positive while Berkeley and Graham were negative for the quarter.

2010

The Berkeley/Graham/Tiverton Series – Class 1 NAV gained 0.9% for the nine months ended September 30, 2010, net of fees and expenses; the Campbell/Graham/Tiverton Series – Class 2 NAV gained 3.2% for the nine months ended September 30, 2010, net of fees and expenses.

For the nine months ended September 30, 2010, the Berkeley/Graham/Tiverton Series recorded net gain on investments of $5,349,674, net interest of $3,071, and total expenses of $3,483,261, resulting in a net increase in Owners’ capital from operations of $587,730 after non-controlling interests of ($1,281,754). The NAV per Unit, Class 1, increased from $104.65 at December 31, 2009, to $105.62 as of September 30, 2010. The NAV per Unit, Class 2, increased from $121.10 at December 31, 2009, to $125.00 as of September 30, 2010. Total Class 1 subscriptions and redemptions for the nine months ended September 30, 2010, were $94,551 and $6,200,049, respectively. Total Class 2 redemptions for the nine months ended September 30, 2010, were $1,888,418. There were no subscriptions. Ending capital at September 30, 2010, was $63,723,401 for Class 1 and $8,232,773 for Class 2. Ending capital at December 31, 2009, was $69,447,366 for Class 1 and $9,914,994 for Class 2.

The Berkeley/Graham/Tiverton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Nine Months Ended September 30, 2010, for additional information regarding these sectors.

Sector Attribution for the Berkeley/Graham/Tiverton Series

Currency Series

2011

The Currency Series – Class 1 NAV lost 9.1% for the nine months ended September 30, 2011, net of fees and expenses; the Currency Series – Class 2 NAV lost 3.1% for the nine months ended September 30, 2011, net of fees and expenses.

For the nine months ended September 30, 2011, the Currency Series recorded net loss on investments of $315,958, net income of $59,690, and total expenses of $255,337, resulting in a net decrease in Owners’ capital from operations of $511,605. The NAV per Unit, Class 1, decreased from $79.09 at December 31, 2010, to $72.11 as of September 30, 2011. The NAV per Unit, Class 2, decreased from $95.43 at December 31, 2010, to $88.97 as of September 30, 2011. Total Class 1 subscriptions and redemptions for the period were $44,970 and $1,314,813, respectively. Total Class 2 redemptions for the period were $623,087. There were no subscriptions. Ending capital at September 30, 2011, was $4,617,403 for Class 1 and $117,462 for Class 2. Ending capital at December 31, 2010, was $6,381,882 for Class 1 and $757,518 for Class 2.

During July, 2011, Currency Series liquidated its interest in an option basket and realized a decrease in fair value greater than had previously been recorded as unrealized loss. The Managing Owner determined to make a one time administrative adjustment by payment to the Currency Series of $390,589 to reimburse the effect of the loss on the investors in the series, exclusive of the inter-series payables’ interests, recorded in the Statements of Operations as Net increase from payments by managing owner.

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

Long Only Commodity Series

2011

The Long Only Commodity Series – Class 1 NAV lost 2.5% for the nine months ended September 30, 2011, net of fees and expenses; the Long Only Commodity Series – Class 2 NAV lost 2.1% for the nine months ended September 30, 2011, net of fees and expenses; the Long Only Commodity Series – Class 3 NAV lost 37.8% from the start of trading operations on January 13, 2011 through September 30, 2011, net of fees and expenses.

For the nine months ended September 30, 2011, the Long Only Commodity Series recorded net loss on investments of $165,250, net income of $53,130, and total expenses of $81,153, resulting in a net decrease in Owners’ capital from operations of $193,273. The NAV per Unit, Class 1, decreased from $94.11 at December 31, 2010 to $80.80 as of September 30, 2011. The NAV per Unit, Class 2, decreased from $103.71 at December 31, 2010, to $90.38 as of September 30, 2011. The NAV per Unit, Class 3, decreased from $103.88 at the beginning of trading operations on January 13, 2011, to $103.88 as of September 30, 2011. Total Class 1 subscriptions and redemptions for the period were $835 and $2,780,202, respectively. Total Class 2 redemptions for the period were $734,019. There were no subscriptions. Total Class 3 subscriptions and redemptions for the period were $1,613,778 and $695,317, respectively. Ending capital at September 30, 2011, was $510,371 for Class 1, $120,132 for Class 2 and $774,530 for Class 3. Ending capital at December 31, 2010, was $3,348,953 for Class 1 and $844,278 for Class 2.

The Long Only Commodity Series may have long-only exposure in the Energies, Metals, and Commodities sectors. The Long Only Commodity Series invests approximately equally in the Jefferies Commodity Performance Index and the Thompson Reuters/Jefferies CRB Index. There are no Sector or major CTA Attribution charts for the Long Only Commodity Series.

The Jefferies Commodity Performance Index is a broadly-diversified, long-only, passive, rules-based index that uses proprietary composition, rebalancing and rollover methodology for calculating the Index. For the period from January 1, through September 30, 2011 the index decreased 13.38%. The Thompson Reuters/Jefferies CRB Index is designed to provide timely and accurate representation of a long-only, broadly diversified investment in commodities through a transparent and disciplined calculation methodology. For the period from January 1, through September 30, 2011 the index decreased 10.36%. The average of the two indexes for the nine months ended September 30, 2011 was -11.87%. Both indexes are proprietary to Jefferies & Company, Inc.

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

Managed Futures Index Series

2011

The Managed Futures Index Series – Class 1 NAV gained 4.1% for the nine months ended September 30, 2011, net of fees and expenses; the Managed Futures Index Series – Class 2 NAV gained 4.6% for the nine months ended September 30, 2011, net of fees and expenses; the Managed Futures Index Series – Class 3 NAV gained 8.1% from the start of trading operations on January 13, 2011 through September 30, 2011, net of fees and expenses.

For the nine months ended September 30, 2011 the Managed Futures Index Series recorded a net gain on investments of $190,528, net income of $63,942, and total expenses of $101,555, resulting in a net increase in Owners’ capital from operations of $152,915. The NAV per Unit, Class 1, increased from $117.96 at December 31, 2010, to $122.81 as of September 30, 2011. The NAV per Unit, Class 2, increased from $129.69 at December 31, 2010, to $137.06 as of September 30, 2011. The NAV per Unit, Class 3, increased from $126.73 at the start of trading operations on January 13, 2011, to $137.06 as of September 30, 2011.Total Class 1 redemptions for the period were $966,065. There were no subscriptions. Total Class 2 redemptions for the period were $619,609. There were no subscriptions. Total Class 3 subscriptions and redemptions for the period were $ 371,833 and $30,850, respectively. Ending capital at September 30, 2011, was $394,172 for Class 1, $3,304,224 for Class 2 and $370,291 for Class 3. Ending capital at December 31, 2010, was $1,388,452 for Class 1 and $3,772,011 for Class 2.

The Managed Futures Index Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Managed Futures Index Series

Four of the six sectors traded in the Managed Futures Index Series were profitable in the third quarter. Metals, Currencies, Interest Rates and Stock Indices were positive while Energies and Agriculturals were negative during the third quarter.

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

Sector Attribution for the Managed Futures Index Series

Winton Series

2011

The Winton Series – Class 1 NAV gained 4.9% for the nine months ended September 30, 2011, net of fees and expenses; the Winton Series – Class 2 NAV gained 7.3% for the nine months ended September 30, 2011, net of fees and expenses.

For the nine months ended September 30, 2011, the Winton Series recorded net gain on investments of $5,619,808, net income of $327,662, and total expenses of $2,963,169, resulting in a net increase in Owners’ capital from operations of $2,984,301. The NAV per Unit, Class 1, increased from $135.04 at December 31, 2010, to $142.07 as of September 30, 2011. The NAV per Unit, Class 2, increased from $153.99 at December 31, 2010, to $165.67 as of September 30, 2011. Total Class 1 subscriptions for the period were $200,048 and redemptions were $12,338,804. Total Class 2 redemptions for the period were $468,313. There were no subscriptions. Ending capital at September 30, 2011, was $39,365,083 for Class 1 and $11,731,586 for Class 2. Ending capital at December 31, 2010, was $49,350,981 for Class 1 and $11,368,456 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Winton Series

Two of the six sectors traded in the Winton Series were profitable in the third quarter. Metals and Interest Rates were positive while Currencies, Energies, Agriculturals and Stock Indices were negative for the quarter.

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

Sector Attribution for the Winton Series

Winton/Graham Series

2011

The Winton/Graham Series – Class 1 NAV lost 4.7% for the nine months ended September 30, 2011, net of fees and expenses; the Winton/Graham Series – Class 2 NAV lost 1.2% for the nine months ended September 30, 2011, net of fees and expenses.

For the nine months ended September 30, 2011, the Winton/Graham Series recorded net loss on investments of $157,540, net income of $159,301, and total expenses of $2,392,029, resulting in a net decrease in Owners’ capital from operations of $1,919,549, after non-controlling interest of $470,719. The NAV per Unit, Class 1, decreased from $119.83 at December 31, 2010, to $113.31 as of September 30, 2011. The NAV per Unit, Class 2, decreased from $144.04 at December 31, 2010, to $139.29 as of September 30, 2011. Total Class 1 subscriptions and redemptions for the period were $91,371 and $16,009,137, respectively. Total Class 2 redemptions for the period were $4,811,151. There were no subscriptions. Ending capital at September 30, 2011, was $28,232,072 for Class 1 and $6,629,900 for Class 2. Ending capital at December 31, 2010, was $45,898,246 for Class 1 and $11,612,192 for Class 2.

The Winton/Graham Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Winton/Graham Series

Two of the six sectors traded in the Winton/Graham Series were profitable in the third quarter. Metals and Interest Rates were positive while Stock Indices, Energies, Agriculturals and Currencies were negative for the quarter.

In terms of major CTA performance, Winton was positive while Graham was negative for the quarter.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of September 30, 2011 and December 31, 2010. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Frontier Diversified Series: (1)

MARKET SECTOR	September 30, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$3,462,199	2.5%	$2,922,054	1.8%
Currencies	$7,079,798	5.1%	$2,240,613	1.4%
Stock Indices	$2,267,946	1.6%	$6,404,181	4.0%
Metals	$1,661,541	1.2%	$1,371,891	0.9%
Agriculturals/Softs	$1,927,343	1.4%	$5,305,078	3.3%
Energy	$2,463,824	1.8%	$7,868,442	4.9%
Total:	$18,862,651	13.6%	$26,112,259	16.3%

Frontier Long/Short Commodity Series:

MARKET SECTOR	September 30, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$315,989	0.5%	$322,364	0.4%
Currencies	$1,322,883	1.9%	$242,199	0.3%
Stock Indices	$440,753	0.6%	$411,536	0.5%
Metals	$460,897	0.7%	$329,861	0.4%
Agriculturals/Softs	$5,214,973	7.5%	$3,206,941	4.2%
Energy	$6,583,476	9.5%	$4,762,766	6.2%
Total:	$14,338,971	20.7%	$9,275,667	12.0%

Frontier Masters Series: (2)

MARKET SECTOR	September 30, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,333,079	2.4%	$835,668	1.3%
Currencies	$1,325,134	2.3%	$424,749	0.6%
Stock Indices	$488,271	0.9%	$756,786	1.1%
Metals	$686,360	1.2%	$277,901	0.4%
Agriculturals/Softs	$336,660	0.6%	$251,661	0.4%
Energy	$359,799	0.6%	$203,123	0.3%
Total:	$4,529,303	8.0%	$2,749,888	4.1%

Balanced Series: (3), (4)

	September 30, 2011		December 31, 2010
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$7,400,289	2.8%	$8,353,253	2.2%
Currencies	$16,446,491	6.2%	$6,381,910	1.7%
Stock Indices	$4,950,783	1.9%	$18,517,071	4.9%
Metals	$3,471,368	1.3%	$3,908,168	1.0%
Agriculturals/Softs	$3,794,992	1.4%	$15,220,938	4.0%
Energy	$4,843,473	1.8%	$22,499,117	6.0%
Total:	$40,907,396	15.4%	$74,880,457	19.8%

Berkeley/Graham/Tiverton Series:

	September 30, 2011		December 31, 2010
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$414,005	0.9%	$718,098	1.0%
Currencies	$897,874	2.0%	$1,434,603	2.0%
Stock Indices	$169,059	0.4%	$1,023,873	1.5%
Metals	$531,173	1.2%	$206,109	0.3%
Agriculturals/Softs	$73,061	0.2%	$327,581	0.5%
Energy	$141,405	0.3%	$233,916	0.3%
Total:	$2,226,577	5.0%	$3,944,180	5.6%

Currency Series: (5)

	September 30, 2011		December 31, 2010
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0%	$—	0%
Currencies	$809,358	17.1%	$381,279	1.9%
Stock Indices	$—	0%	$—	0%
Metals	$—	0%	$—	0%
Agriculturals/Softs	$—	0%	$—	0%
Energy	$—	0%	$—	0%
Total:	$809,358	17.1%	$381,279	1.9%

Long Only Commodity Series:

	September 30, 2011		December 31, 2010
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0.0%	$—	0.0%
Currencies	$—	0.0%	$—	0.0%
Stock Indices	$—	0.0%	$—	0.0%
Metals	$48,000	3.4%	$97,920	2.3%
Agriculturals/Softs	$68,000	4.8%	$138,720	3.3%
Energy	$84,000	6.0%	$171,360	4.1%
Total:	$200,000	14.2%	$408,000	9.7%

Managed Futures Index Series:

	September 30, 2011		December 31, 2010
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$86,258	2.1%	$144,635	2.8%
Currencies	$275,617	6.8%	$338,036	6.6%
Stock Indices	$105,845	2.6%	$105,228	2.0%
Metals	$18,621	0.5%	$37,502	0.7%
Agriculturals/Softs	$17,896	0.4%	$94,797	1.8%
Energy	$24,909	0.6%	$44,273	0.9%
Total:	$529,146	13.0%	$764,471	14.8%

Winton Series:

MARKET SECTOR	September 30, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$929,315	1.8%	$732,649	1.2%
Currencies	$950,042	1.9%	$1,247,838	2.1%
Stock Indices	$269,625	0.5%	$950,979	1.6%
Metals	$67,879	0.1%	$274,568	0.5%
Agriculturals/Softs	$108,635	0.2%	$675,764	1.1%
Energy	$57,748	0.1%	$259,374	0.4%
Total:	$2,383,244	4.6%	$4,141,172	6.9%

Winton/Graham Series:

	September 30, 2011		December 31, 2010
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$849,814	2.4%	$1,277,380	2.2%
Currencies	$1,514,418	4.3%	$2,303,772	4.0%
Stock Indices	$364,972	1.0%	$1,627,973	2.8%
Metals	$78,180	0.2%	$322,999	0.6%
Agriculturals/Softs	$235,783	0.7%	$721,077	1.3%
Energy	$175,860	0.5%	$418,361	0.7%
Total:	$3,219,027	9.1%	$6,671,562	11.6%

(1)	As of September 30, 2011and December 31, 2010, a portion of the assets of the Frontier Diversified Series was invested in an Option basket of futures contracts with a notional value of $6,754,314 and $15,569,595, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(2)	As of December 31, 2010, a portion of the assets of the Frontier Masters Series was invested in an Option basket of futures contracts with a notional value of $26,242,246. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(3)	As of December 31, 2010, a portion of the assets of the Balanced Series was invested in the Currency Series and Frontier Dynamic Series. The Balanced Series effective ownership in these Series as of December 31, 2010 was 64.2% and 94.5%, respectively. Including its investment in this Series, total value at risk for the Balanced Series would be $78,125,333, or 20.7% of capitalization as of December 31, 2010.
(4)	As of September 30, 2011and December 31, 2010, a portion of the assets of the Balanced Series was invested in Option basket(s) of futures contracts with a notional value of $43,194,296 and $68,460,196, respectively. Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.
(5)	As of December 31, 2010, a portion of the assets of the Currency Series was invested in an Option basket of futures contracts with a notional value of $11,567,063, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of September 30, 2011, by market sector.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Accounting Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the Trust and each Series as of September 30, 2011 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Accounting Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the nine months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Registrant for the three months ended September 30, 2011. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Registrant claims an exemption from registration of each of the transactions listed below under Section 4(2) of the Securities Act, as a sale by an issuer not involving a public offering.

SERIES	DATE	UNITS	CONSIDERATION
NONE

One hundred percent of the offering proceeds from the sale of Units are initially available for the Series’ trading activities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the prospectus as Exhibit A) ****

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 1 3a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

31.2	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 1 3a-14(a) and 1 5(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.10	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.11	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.12	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase

101.DEF++	XBRL Taxonomy Extension Definition Linkbase

101.LAB++	XBRL Taxonomy Extension Label Linkbase

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase

****	Previously filed and incorporated by reference from exhibit 4.1 from Post-Effective Amendment One to the Registration Statement on Form S-1 filed March 22, 2010.
++	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Frontier Fund (Registrant)

Date: November 11, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Balanced Series, a Series of The Frontier Fund (Registrant)

Date: November 11, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton/Graham Series, a Series of The Frontier Fund (Registrant)

Date: November 11, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton Series, a Series of The Frontier Fund (Registrant)

Date: November 11, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berkeley/Graham/Tiverton Series, a Series of The Frontier Fund (Registrant)

Date: November 11, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Currency Series, a Series of The Frontier Fund (Registrant)

Date: November 11, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long Only Commodity Series, a Series of The Frontier Fund (Registrant)

Date: November 11, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Series, a Series of The Frontier Fund (Registrant)

Date: November 11, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Index Series, a Series of The Frontier Fund (Registrant)

Date: November 11, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Series, a Series of The Frontier Fund (Registrant)

Date: November 11, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Dynamic Series, a Series of The Frontier Fund (Registrant)

Date: November 11, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Series, a Series of The Frontier Fund (Registrant)

Date: November 11, 2011	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund