Form 10-K
period 2011-12-31
FRONTIER FUND; BALANCED SERIES, a series of The Frontier Fund; WINTON/GRAHAM SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; TIVERTON/GRAHAM/TRANSTREND SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; LONG ONLY COMMODITY SERIES, a series of The Frontier Fund; FRONTIER LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; MANAGED FUTURES INDEX SERIES, a series of The Frontier Fund; FRONTIER DIVERSIFIED SERIES, a series of The Frontier Fund
filed 2012-03-30
CIK 1261379, 1389122, 1389123, 1389124, 1389125, 1389126, 1389127, 1389128, 1389129, 1450720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Frontier Fund’s units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of June 30, 2011 were: 1,327,025 for the Frontier Diversified Series, 16,639 for the Frontier Dynamic Series, 476,218 for the Frontier Long/Short Commodity Series, 541,201 for the Frontier Masters Series, 2,133,093 for the Balanced Series, 465,799 for the Berkeley/Graham/Tiverton Series, 68,088 for the Currency Series, 28,645 for the Long Only Commodity Series, 30,969 for the Managed Futures Index Series, 359,487 for the Winton Series and 310,686 for the Winton/Graham Series. Units outstanding as of December 31, 2011 were: 1,320,682for the Frontier Diversified Series, 0 for the Frontier Dynamic Series, 499,966 for the Frontier Long/Short Commodity Series, 518,762 for the Frontier Masters Series, 1,953,014 for the Balanced Series, 426,174 for the Berkeley/Graham/Tiverton Series, 61,036 for the Currency Series, 0 for the Long Only Commodity Series, 0 for the Managed Futures Index Series, 342,279 for the Winton Series and 282,832 for the Winton/Graham Series.

Documents Incorporated by Reference

Portions of the Prospectus filed by the registrant on April 29, 2011 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-164629) are incorporated by reference into Part I and Part II of this report.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF DECEMBER 31, 2011, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

Part I

Item 1.	BUSINESS.

Overview

The Frontier Fund, which is referred to in this report as “the Trust”, was formed on August 8, 2003, as a Delaware statutory trust. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest (the “Units”) pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). It is managed by its Managing Owner, Equinox Fund Management, LLC.

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

The Trust has eleven (11) separate and distinct Series of Units issued and outstanding: Frontier Diversified Series, Frontier Dynamic Series (closed to outside investors effective July 15, 2011 and existing outside investors liquidated as of July 15, 2011), Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Berkeley/Graham/Tiverton Series (formerly Campbell/Graham/Tiverton Series), Currency Series, Long Only Commodity Series (ceased trading operations as of December 21, 2011), Managed Futures Index Series (ceased trading operations as of December 21, 2011), Winton Series and Winton/Graham Series (each a “Series” and collectively, the “Series”). The Trust may issue additional Series of Units.

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

As of December 31, 2011, the total Units outstanding of each Series of the Trust was 1,320,682 with respect to the Frontier Diversified Series, 0 with respect to the Frontier Dynamic Series, 499,966 with respect to the Frontier Long/Short Commodity Series, 518,762 with respect to the Frontier Masters Series. 1,953,014 with respect to the Balanced Series, 426,174 with respect to the Berkeley/Graham/Tiverton Series, 61,036 with respect to the Currency Series, 0 with respect to the Long Only Commodity Series, 0 with respect to the Managed Futures Index Series, 342,279 with respect to the Winton Series and 282,832 with respect to the Winton/Graham Series.

As of December 31, 2011, the Winton Series had invested a portion of its assets in a single Trading Company. A single Trading Advisor manages 100% of the assets invested in such Trading Company. The Currency Series invests a portion of its assets in a single Trading Company, which allocates assets to one Swap. Each of the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Berkeley/Graham/Tiverton Series, and Winton/Graham Series have invested a portion of its assets in several different Trading Companies and have multiple Trading Advisors that manage the assets invested in such Trading Companies.

In November 2010, the Berkeley/Graham/Tiverton Series invested a portion of its assets in Berkeley Quantitative Colorado Fund LLC, an unaffiliated company, managed by an affiliate of Berkeley Quantitative L.P. Through this investment, Berkeley Quantitative L.P. became a commodity trading advisor to the Series.

During July, 2011, the Currency Series liquidated its interest in an option basket and realized a decrease in fair value greater than had previously been recorded as unrealized loss. The Managing Owner determined to make a one-time discretionary administrative adjustment by payment to the Currency Series of $390,589 to reimburse the effect of the loss on the investors in the series, exclusive of the inter-series payables’ interests, recorded in the Statements of Operations as net increase from payments by Managing Owner.

Trading Advisors are responsible for the trading decisions of the respective Trading Companies for which they trade. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions but from time to time these percentages may be substantially more or less. The remainder of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of custom time deposits, U.S. Treasury securities and credit default swaps. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

The Balanced Series, for purposes of diversification of investments and trading advisors through the Series’ access to trading companies in which the Balanced Series does not have a direct interest, advanced funds to the Frontier Diversified Series, Frontier Dynamic Series, Frontier Masters Series and the Currency Series. These advances have all been paid as of December 31, 2011.

The Trading Advisors were selected based upon the Managing Owner’s evaluation of each Trading Advisor’s past performance, trading portfolios and strategies, as well as how each Trading Advisor’s performance, portfolio and strategies complement and differ from those of the other Trading Advisors. As of December 31, 2011, none of the Trading Advisors or any of their principals had any beneficial interest in the Trust, but any of them are free to acquire such beneficial interest.

Equinox Fund Management, LLC, a Delaware limited liability company formed in June 2003, is the managing owner of the Trust (the “Managing Owner”). The Managing Owner became registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator (“CPO”), as of August 6, 2003, and has been a member of the National Futures Association (the “NFA”) in such capacity since that date. The Managing Owner’s main business office is located at 1775 Sherman Street, Suite 2500, Denver, Colorado 80203, telephone (303) 837-0600. A description of the Managing Owner’s responsibilities to the Trust is contained in a Prospectus dated April 29, 2011 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended (File No. 333-164629), which is referred to herein as the “Prospectus,” under the section captioned “The Managing Owner,” and such description is incorporated herein by reference from the Prospectus.

Regulation

Under the Commodity Exchange Act, as amended, (the “Commodity Exchange Act”) commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the Commodity Exchange Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated responsibility to the NFA for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective “associated persons” and “floor brokers.” The Commodity Exchange Act requires “commodity pool operators,” such as the Managing Owner, “commodity trading advisors,” and commodity brokers or “futures commission merchants,” such as the Trust’s commodity brokers, to be registered and to comply with various reporting and recordkeeping requirements. The Managing Owner and the Trust’s commodity brokers are members of the NFA. The CFTC may suspend a commodity pool operator’s or a commodity trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated thereunder. In the event that the Managing Owner’s registration as a commodity pool operator were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust. Should the Managing Owner’s registration be suspended, termination of the Trust may result.

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

Operations

A description of the business of the Trust, including trading approaches for each Series of Units, rights and obligations of the limited owners, compensation arrangements and fees and expenses is contained in the Prospectus, under the sections captioned “Risk Disclosure Statement,” “Summary,” “Risk Factors,” “The Frontier Fund,” “The Offering,” “Trading Limitations, Policies and Swaps,” “The Trustee,” “The Managing Owner,” “Actual and Potential Conflicts of Interest,” “Fees and Expenses” and the appendix attached to the Prospectus for each Series of Units, and such description is incorporated herein by reference from the Prospectus.

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

Certain of the Trading Companies have entered into contractual arrangements with independent commodity trading advisors that will manage all or a portion of such Trading Company’s assets and make the trading decisions with respect to the assets of such Trading Company.

Selection and Replacement of Trading Advisors

The managing owner is ultimately responsible for the selection, retention and termination of the trading advisors and swap reference trading programs on behalf of each series. The Bornhoft Group Corporation, pursuant to the terms of an administrative services agreement, provides recommendations to the managing owner regarding the selection, retention and termination of trading advisors and swap reference trading programs. The actual allocation among trading advisors for each series will vary based upon the relative trading performance of the trading advisors and/or reference programs, and the managing owner may otherwise vary such percentages from time to time in its sole discretion. The managing owner, in consultation with The Bornhoft Group Corporation, will adjust its allocations and rebalance the portfolio of any series among trading advisors to maintain weightings that it believes will most likely achieve capital growth within the investment guidelines of the relevant series.

The Bornhoft Group Corporation utilizes certain quantitative and qualitative analysis in connection with the identification, evaluation and selection of the trading advisors. The Bornhoft Group Corporation’s proprietary and commercial analytical software programs and comprehensive trading advisor database provide the quantitative basis for the trading advisor selection, portfolio implementation process, and ongoing risk management, monitoring, and review.

In 1983, the principals of The Bornhoft Group Corporation began compiling its proprietary database of the leading United States and internationally based alternative investment programs. Trading advisors are monitored and performance data is entered on a daily, monthly, quarterly or bi-annual basis according to internal ranking systems.

The Bornhoft Group Corporation’s research department is continually refining ways to assimilate vast amounts of trading advisor performance data and due-diligence information. The proprietary and commercial database of alternative investment programs is always increasing. Research team members regularly interact with trading advisors throughout the due diligence and monitoring process. Only those programs that have met strict quantitative and qualitative review are considered as potential managers of client assets. Following is a summary of the quantitative and qualitative analysis:

Quantitative Analysis

The Bornhoft Group Corporation’s analytical software system applies a variety of statistical measures towards the evaluation of current and historical advisor performance data. Statistical measures include but are not limited to: (1) risk/reward analysis, (2) time window analysis, (3) risk analysis, (4) correlation analysis, (5) statistical overlays and (6) performance cycle analysis.

Qualitative Analysis

Although quantitative analysis statistically identifies the top performing trading advisors, qualitative analysis plays a major role in the trading advisor evaluation and final selection process. Each trading advisor in The Bornhoft Group Corporation’s top decile universe initially undergoes extensive qualitative review by The Bornhoft Group Corporation’s research department, as well as continual monitoring. This analysis generally includes, but is not limited to: (1) preliminary information and due diligence, (2) background review, (3) onsite due diligence, (4) extensive due diligence questionnaires and (5) written review and periodic updates. This information allows a thorough review of each trading advisor’s trading philosophy, trading systems and corporate structure.

Multi-Manager Approach

A multi-manager approach to portfolio management provides diversification of trading advisors and access to broader global markets. Multiple trading advisors can provide diversification across trading methodologies, trading time horizons, and markets traded. Additionally, multi-manager portfolios tend to provide a greater level of professional management with ongoing risk management and review. The result can be more consistent returns with lower volatility.

The trading system of each of the major commodity trading advisors used by the Trading Companies is as follows:

Major Commodity Trading Advisor	Trading System Style
Beach Horizon LLP	Discretionary/Systematic
Cantab Capital Partners LLP	Discretionary/Systematic
Global Advisors (Jersey) Limited	Discretionary/Systematic
Graham Capital Management, L.P.	Discretionary/Systematic
Mesirow Financial Commodities Management, LLC	Discretionary/Systematic
Quantitative Investment Management, LLC	Discretionary/Systematic
QuantMetrics Capital Management LLP	Discretionary/Systematic
Red Oak Commodity Advisors, Inc.	Discretionary/Systematic
Rosetta Capital Management, LLC	Discretionary/Systematic
Skyline Management, Inc.	Discretionary/Systematic
Tiverton Trading	Discretionary/Systematic
Transtrend B.V.	Discretionary/Systematic
Winton Capital Management Ltd.	Discretionary/Systematic

A commodity trading advisor (“CTA”) that may be allocated at least 10% of the assets of any Series is referred to herein as a major CTA. A non-major CTA in respect of any Series is a CTA whose allocation will be less than 10% of such Series’ assets.

As of December 31, 2011, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

	Allocation as of December 31, 2011 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

	Frontier Diversified	Frontier Long/Short	Frontier Masters		Berkeley/Graham/		Winton/Graham
Advisor	Series	Commodity Series	Series	Balanced Series	Tiverton Series *	Winton Series	Series
Beach Horizon LLP	—	16%	—	—	—	—	—
Berkeley Quantitative LP	—	—	—	—	32%	—	—
Cantab Capital Partners LLP	9%	—	24%	9%	—	—	—
Global Advisors (Jersey) Limited	—	16%	—	—	—	—	—
Graham Capital Management, L.P.	4%	—	—	—	37%	—	58%
Mesirow Financial Commodities Management, LLC	—	13%	—	—	—	—	—
Quantitative Investment Management, LLC	19%	—	—	18%	—	—	—
QuantMetrics Capital Management LLP	4%	—	—	—	—	—	—
Red Oak Commodity Advisors, Inc.	—	14%	—	—	—	—	—
Rosetta Capital Management, LLC	—	9%	—	—	—	—	—
Skyline Management, Inc.	—	9%	—	—	—	—	—
Tiverton Trading	16%	—	22%	16%	31%	—	—
Transtrend B.V.	—	—	32%	3%	—	—	—
Winton Capital Management Ltd.	12%	—	23%	12%	—	100%	42%

*	As of February 29, 2012, Berkeley Quantitative L.P. no longer provides trading advisory services to The Frontier Fund or any trading company managed by the Managing Owner of The Frontier Fund. As of February 28, 2011, trading advisor services of Campbell & Company, Inc. were terminated, and as of March 4, 2011 the Campbell/Graham/Tiverton Series of The Frontier Fund was renamed Berkeley/Graham/Tiverton Series.

A description of the trading strategies of the major commodity trading advisors, including general trading focus and registration as a commodity pool operator and/or an investment adviser, and a description of the advisory agreements with the commodity trading advisors is contained in the Prospectus, under the section captioned “Summary of Agreements—Advisory Agreements” and the appendix attached to the Prospectus for each Series of Units, containing a description of each major commodity trading advisor and its trading program, and such description is incorporated herein by reference from the Prospectus.

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

Additional Information

As of February 29, 2012, Equinox Fund Management, LLC, the managing owner of The Frontier Fund, terminated The Frontier Fund’s advisory agreement with Berkeley Quantitative LP (“Berkeley”). Berkeley will no longer provide trading advisory services to The Frontier Fund or any trading company managed by the managing owner of The Frontier Fund. Effective March 1, 2012, Berkeley/Graham/Tiverton Series became known as the Tiverton/Graham/Transtrend Series.

Item 1A.	RISK FACTORS.

The Trust is a venture in a high-risk business. An investment in the Units of each Series is very speculative. You should make an investment in one or more of the Series only after consulting with independent, qualified sources of investment and tax advice and only if your financial condition will permit you to bear the risk of a total loss of your investment. You should consider an investment in the Units only as a long-term investment. Moreover, to evaluate the risks of this investment properly, you must familiarize yourself with the relevant terms and concepts relating to commodities trading and the regulation of commodities trading, which are discussed in the Prospectus in the Statement of Additional Information below, in the section captioned “The Futures Markets,” which is incorporated herein by reference.

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

The Trading Companies and Trust may enter into Swap and similar transactions which may create risks.

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

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act will affect the manner in which OTC swap transactions are traded and the credit risk associated with such trading. Any changes will likely impact the way swaps are traded and could impact the trading strategy of the trust, as well as make it more expensive to trade swaps.

There are no limitations on daily price movements in swaps. Speculative position limits are not applicable to swaps, although the counterparties to swaps may limit the size or duration of positions as a consequence of credit considerations. Participants in the swap markets are not required to make continuous markets in the swaps they trade. Participants could refuse to quote prices for swaps or quote prices with an unusually wide spread between the price at which they are prepared to buy and the price at which they are prepared to sell. In the case of any swap that references a fund or program managed by a trading advisor, certain or all of the risks disclosed in this report in relation to the trading advisors also may apply, indirectly, in relation to the relevant series’ investment in such swap.

The Trading on Behalf of Each Series Will Be Margined, Which Means that Sharp Declines in Prices Could Lead to Large Losses.

Because the amount of margin funds necessary to be deposited with a futures clearing broker to enter into a futures, forward contract or option position is typically about 2% to 10% of the total value of the contract, each trading advisor may take positions on behalf of a series with face values equal to several times such series’ net asset value. These low margin requirements provide a large amount of leverage. As a result of margining, even a small movement in the price of a contract can cause major losses. Any purchase or sale of a futures or forward contract or option position may result in losses that substantially exceed the amount invested. If severe short-term price declines occur, such declines could force the liquidation of open positions with large losses. Margin is normally monitored through the margin-to-equity ratio employed by each trading advisor. Under normal circumstances, the trading advisors will vary between a 10% to 30% margin-to-equity ratio. In addition, OTC transactions present risks in addition to those associated with exchange-traded contracts, as discussed immediately below.

OTC Transactions Are Subject to Little, if Any, Regulation and May Be Subject to the Risk of Counterparty Default.

A portion of each series’ assets may be used to trade OTC commodity interest contracts, such as forward contracts, option contracts in foreign currencies and other commodities, or swaps or spot contracts. OTC contracts are typically traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and are essentially unregulated by the CFTC. You therefore do not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act in connection with this trading activity. The markets for OTC contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. The lack of regulation in these markets could expose a series in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.

Each series also faces the risk of non-performance by the counterparties to the OTC contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. The clearing member, clearing organization or other counterparty may not be able to meet its obligations, in which case the applicable series could suffer significant losses on these contracts.

The recently enacted Dodd-Frank Act will affect the manner in which OTC swap transactions are traded and the credit risk associated with such trading. Depending upon actions taken by regulatory authorities, these changes may also affect the manner of trading of OTC foreign currency transactions. Transactions that have been entered into prior to implementation of the provisions of the Dodd-Frank Act will remain in effect. Accordingly, even after the new regulatory framework is fully implemented, the risks of OTC foreign exchange transactions will continue to exist with respect to transactions entered into prior to the implementation of the provisions of the Dodd-Frank Act. Additionally, any changes will likely impact the way swaps are traded and could impact the trading strategy of the trust, as well as make it more expensive to trade swaps.

The Dodd-Frank Act also requires the CFTC to adopt speculative position limits in certain commodities across futures markets, OTC transactions that perform a significant price discovery function and contracts traded on a foreign board of trade having direct market access from the U.S. that settle against the price of futures contracts traded on a U.S. market. The CFTC adopted such limitations in fall 2011. Such limits may adversely affect the profitability of the trust.

Credit Default Swaps.

A credit default swap enables an investor to buy or sell protection against a credit event with respect to an issuer, such as an issuer’s failure to make timely payments of interest or principal on its debt obligations, bankruptcy or restructuring. The terms of the instrument are generally negotiated by the trust and the swap counterparty. A credit default swap may be embedded within a structured note or other derivative instrument.

Generally, if the trust buys credit protection using a credit default swap, the trust will make fixed payments to the counterparty and if a credit event occurs with respect to the applicable issuer, the trust will deliver the issuer’s defaulted bonds underlying the swap to the swap counterparty and the counterparty will pay the trust par for the bonds. If the trust sells credit protection using a credit default swap, generally the trust will receive fixed payments from the counterparty and if a credit event occurs with respect to the applicable issuer, the trust will pay the swap counterparty par for the issuer’s defaulted bonds and the swap counterparty will deliver the bonds to the trust. Alternatively, a credit default swap may be cash settled and the buyer of protection would receive the difference between the par value and the market value of the issuer’s defaulted bonds from the seller of protection. If the credit default swap is on a basket of issuers, the notional value of the swap is reduced by the amount represented by that issuer, and the fixed payments are then made on the reduced notional value.

Risks of Credit Default Swaps.

Credit default swaps are subject to credit risk of the underlying issuer and to counterparty credit risk. If the counterparty fails to meet its obligations, the trust may lose money. Credit default swaps are also subject to the risk that the trust will not properly assess the risk of the underlying issuer. If the trust is selling credit protection, there is a risk that a credit event will occur and that the trust will have to pay the counterparty. If the trust is buying credit protection, there is a risk that no credit event will occur and the trust will receive no benefit for the premium paid.

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

Most of the Trading Advisors except certain Trading Advisors trading for the Frontier Long/Short Commodity Series may base their trading decisions on trading strategies that use mathematical analyses of technical factors relating to past market performance. The buy and sell signals generated by a technical, trend-following trading strategy are derived from a study of actual daily, weekly and monthly price fluctuations, volume variations and changes in open interest in the markets. The profitability of any technical, trend-following trading strategy depends upon the occurrence in the future of significant, sustained price moves in some of the markets traded. A danger for trend-following traders is whip-saw markets, that is, markets in which a potential price trend may start to develop but reverses before an actual trend is realized. A pattern of false starts may generate repeated entry and exit signals in technical systems, resulting in unprofitable transactions. In the past, there have been prolonged periods without sustained price moves. Presumably these periods will continue to occur. Periods without sustained price moves may produce substantial losses for trend-following trading strategies. Further, any factor that may lessen the prospect of these types of moves in the future, such as increased governmental control of, or participation in, the relevant markets, may reduce the prospect that any trend- following trading strategy will be profitable in the future.

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

The use of multiple Trading Advisors for the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Winton/Graham Series, Berkeley/Graham/Tiverton Series, Currency Series and Frontier Long/Short Commodity Series may result in developments or positions that adversely affect the respective Series’ NAV. For example, because the Trading Advisors trading for the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Winton/Graham Series, Berkeley/Graham/Tiverton Series, Currency Series and Frontier Long/Short Commodity Series will be acting independently, such Series could buy and sell the same futures contract, thereby incurring additional expenses but with no net change in its holdings. The Trading Advisors also may compete, from time to time, for the same trades or other transactions, increasing the cost to such Series of making trades or transactions or causing some of them to be foregone altogether. Even though the margin requirements resulting from each Trading Advisor’s trading for any such Series ordinarily will be met from that Trading Advisor’s allocated net assets of such Series, a Trading Advisor for the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Winton/Graham Series, Berkeley/Graham/Tiverton Series, Currency Series, or Frontier Long/Short Commodity Series may incur losses of such magnitude that such Series is unable to meet margin calls from the allocated net assets of that Trading Advisor. If losses of such magnitude were to occur, the Clearing Brokers for the Trading Company or Trading Companies in which such Series invests its assets may require liquidations and contributions from the allocated net assets of another Trading Advisor for such Series.

The Trading Advisors’ trading programs bear some similarities and, therefore, may lessen the benefits to the Balanced Series, Winton/Graham Series, Berkeley/Graham/Tiverton Series, Currency Series and Frontier Long/Short Commodity Series of having multiple Trading Advisors.

Each Trading Advisor has, over time, developed and modified the program it will use in trading. Nevertheless, the Trading Advisors’ trading programs have some similarities. These similarities may, in fact, mitigate the positive effect of having multiple Trading Advisors for the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Winton/Graham Series, Berkeley/Graham/Tiverton Series, Currency Series and Frontier Long/Short Commodity Series. For example, in periods where one Trading Advisor experiences a draw-down, it is possible that these similarities will cause the other Trading Advisors to also experience a draw-down.

Each Series, other than the Frontier Dynamic Series and Long Only Commodity Series rely on their Trading Advisor(s) for success, and if a Trading Advisor’s trading is unsuccessful, the Series may incur losses.

The Trading Advisor(s) for each Series, other than the Frontier Dynamic Series and Long Only Commodity Series (which invested only in Swaps referencing two indexes) will make the commodity trading decisions for that Series. Therefore, the success of each Series largely depends on the judgment and ability of the Trading Advisors. A Trading Advisor’s trading for any Series may not prove successful under all or any market conditions. If a Trading Advisor’s trading is unsuccessful, the applicable Series may incur losses.

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

Each Series is charged brokerage charges, over-the-counter dealer spreads and related transaction fees and expenses and management fees in all cases regardless of whether any Series’ activities are profitable. In addition, the Managing Owner charges each Series an incentive fee based on a percentage of trading profits earned on the Series’ net assets and the Managing Owner pays all or a portion of such incentive fees to the Trading Advisor(s) for such Series. Because the Balanced Series, Winton/Graham Series, Berkeley/Graham/Tiverton Series, Frontier Diversified Series, Frontier Masters Series and Frontier Long/Short Commodity Series may each employ multiple Trading Advisors, it is possible that such Series could pay substantial incentive fees out of the assets of any such Series with respect to one or more Trading Advisors in a year in which such Series has no net trading profits or in which it actually loses money. In addition, each Series must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit.

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

With respect to the Winton/Graham Series, Winton Series, Berkeley/Graham/Tiverton Series, Currency Series and the Class 1 and Class 2 of the Balanced Series, the Trust has agreed to pay all interest income earned by it to the Managing Owner up to a cap of 2.0% annually of the NAV of such Series. To the extent that the interest income earned by the Trust falls below 0.75% annually, the Trust will be obligated to pay the Managing Owner the difference between the interest income that is allocated to each of such Series and 0.75%. Such shortfall will be charged pro rata across such Series of Units. Accordingly, if interest rates fall, then you could be charged a portion of such interest income shortfall which would reduce the value of your Units in such Series.

In October 2008, the Trust invested approximately $272 million in custom time deposits with U.S. Bank N.A. The time deposits earn a guaranteed fixed interest rate of 3.75% and will mature six months from the deposit date and be subject to automatic six-month rollovers through October 2013. In September 2009, the Trust invested approximately $100 million in custom time deposits with U.S. Bank N.A. The time deposits earn a guaranteed fixed interest rate of 2.17% and will mature six months from the deposit date and be subject to automatic six-month rollovers through October 2014. In April 2010, the Trust invested approximately $50 million in custom time deposits with U.S. Bank N.A. In May 2011, July 2011 and August 2011, the Trust redeemed approximately $25 million, $25 million and $50 million, respectively, in custom time deposits held with U.S. Bank N.A which represented a full liquidation of the 2.17% investment tranche. The time deposits earn a guaranteed fixed interest rate of 2.40% and will mature six months from the deposit date and be subject to automatic six-month rollovers through October 2015.

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

The Managing Owner may reallocate assets among the Trading Advisors for the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Winton/Graham Series, Berkeley/Graham/Tiverton Series, Currency Series or Frontier Long/Short Commodity Series upon termination of a Trading Advisor or retention of a new Trading Advisor or at the commencement of any month. Consequently, the net assets for such Series may be allocated among the Trading Advisors in a different manner than the currently anticipated allocation. The Managing Owner’s allocation of assets of any such Series will directly affect the profitability of the trading of the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Winton/Graham Series, Berkeley/Graham/Tiverton Series, Currency Series and Frontier Long/Short Commodity Series, possibly in an adverse manner. For example, a Trading Advisor for a Series may experience a high rate of return but may be managing only a small percentage of the net assets of such Series. In this case, the Trading Advisor’s performance could have a minimal effect on the NAV of such Series.

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

If a Trading Advisor, or third parties on whom a Trading Advisor depends, or Managing Owner or sub-service providers on whom the Managing Owner depends fail to upgrade computer and communications systems, the Trust’s financial condition could be harmed.

The development of complex communications and new technologies may render the existing computer and communication systems supporting the Trading Advisors’ trading activities and the Managing Owner, or sub-service providers’ administrative functions obsolete. In addition, these computer and communications systems must be compatible with those of third parties, such as the systems of exchanges, the Clearing Brokers and the executing brokers used by the Trading Advisors. As a result, if these third parties upgrade their systems, the Trading Advisors will need to make corresponding upgrades to continue effectively its trading activities. The Trust’s future success will depend on each Trading Advisor’s and third parties on whom a Trading Advisor depends, the Managing Owner or sub-service providers ability to respond to changing technologies on a timely and cost-effective basis.

A Series may experience substantial delays in reporting results if the computer or communications systems of the Managing Owner or designated sub-service provider(s) fail.

The Managing Owner and it’s sub-service providers, including its risk management, fund administration, valuation and transfer agency depends on the integrity and performance of the computer and communications systems supporting it. Extraordinary transaction volume, hardware or software failure, power or telecommunications failure, a natural disaster or other catastrophe could cause any Managing Owners or sub-service provider’s computer systems to operate at an unacceptably slow speed or even fail. Any significant degradation or failure of the systems that a Managing Owner or a sub-service provider uses to gather and analyze information, enter orders, process data, value positions, monitor risk levels and otherwise engage in risk monitoring, fund administrative, or transfer agency functions may result in substantial delays in reporting financial results, inaccurate financial results, regulatory violations, and damage to the Managing Owner’s and the Trust’s reputations, increased operational expenses and diversion of technical resources.

The occurrences of a technology security breach of network or investor databases, the inappropriate dissemination of confidential investor data, or other failures to safeguard confidential investor data could have a negative impact on the Managing Owner, sub-service providers, and the Trust’s reputation and materially affect profitability, .

The Managing Owner and it’s sub-service providers, including its risk management, fund administration, valuation and transfer agency depends on the integrity and security features of the computer and communications systems supporting it to adequately safeguard confidential investor data. Improperly designed network security features, failure to securely maintain investor documents, failure to encrypt confidential data for internal or external communications, failure to complete background checks on employees, and inappropriately trained or monitored employees at the Managing Owner or designated sub-service providers may result in a compromise to confidential investor data which may result in regulatory violations, litigation risk, and damage to the Managing Owner’s and the Trust’s reputations and materially financial losses to the Managing Owner.

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

The Trust does not own or use any physical properties in the conduct of its business. Its assets currently consist of cash items such as custom time deposits, and, through each Trading Company, U.S. and international futures and forward contracts and other interests in derivative instruments, including options contracts on futures, forwards and swap contracts. The Managing Owner’s main office is located at 1775 Sherman Street, Suite 2500, Denver, Colorado 80203.

Item 3.	LEGAL PROCEEDINGS.

There are no material legal proceedings to which the Trust or any of its affiliates is a party or of which any of their assets are the subject.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

The following table shows the number of Limited Owners and the number of Units outstanding in each Class of each Series as of March 6, 2012:

	Number of Limited Owners	Number of Units Outstanding
Frontier Diversified (Class 1)	2,249	721,471
Frontier Diversified (Class 2)	1,108	570,545
Frontier Dynamic (Class 1)	—	—
Frontier Dynamic (Class 2)	—	—
Frontier Long/Short Commodity Series (Class 1)	29	12,357
Frontier Long/Short Commodity Series (Class 2)	321	52,665
Frontier Long/Short Commodity Series (Class 1a)	1,004	166,226
Frontier Long/Short Commodity Series (Class 2a)	303	88,297
Frontier Long/Short Commodity Series (Class 3)	1,410	175,405
Frontier Masters Series (Class 1)	1,058	347,568
Frontier Masters Series (Class 2)	449	168,118
Balanced Series (Class 1)	6,212	1,432,070
Balanced Series (Class 1a)	71	12,936
Balanced Series (Class 2)	1,232	377,413
Balanced Series (Class 2a)	61	13,435

	Number of Limited Owners	Number of Units Outstanding
Balanced Series (Class 3a)	137	27,219
Berkeley/Graham/Tiverton Series (Class 1)	2,154	370,141
Berkeley/Graham/Tiverton Series (Class 2)	199	38,529
Currency Series (Class 1)	247	55,024
Currency Series (Class 2)	20	852
Long Only Commodity Series (Class 1)	—	—
Long Only Commodity Series (Class 2)	—	—
Long Only Commodity Series (Class 3)	—	—
Managed Futures Index Series (Class 1)	—	—
Managed Futures Index Series (Class 2)	—	—
Managed Futures Index Series (Class 3)	—	—
Winton Series (Class 1)	1,187	267,391
Winton Series (Class 2)	73	70,348
Winton/Graham Series (Class 1)	1,159	219,917
Winton/Graham Series (Class 2)	170	41,664

No Units are authorized for issuance by the Trust under equity compensation plans. During the year ended December 31, 2011, no unregistered Units were sold by the Trust. In addition, the Trust did not repurchase any Units under a formal repurchase plan. All Unit redemptions during the year ended December 31, 2011 were in the ordinary course of business. There have not been any purchases of equity securities by the trust or any affiliated purchasers during the year ended December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial information as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 is taken from the financial statements of the Trust included in section F of this filing and previous filings.

You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included therewith. Results from past periods are not necessarily indicative of results that may be expected for any future period.

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2011

	Frontier Diversified	Frontier Dynamic	Frontier Long/Short	Frontier Masters
	Series	Series (1)	Commodity Series	Series
Interest - net	$2,399,088	$250,426	$1,371,889	$1,026,007
Total expenses	12,210,432	428,134	8,087,479	4,466,240
Net gain / (loss) on investments	5,428,786	115,076	17,234,688	2,393,047
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(4,382,558)	(62,632)	4,459,637	(1,019,452)
Net income / (loss) per unit - Class 1	(4.18)	(3.89)	3.40	(2.71)
Net income / (loss) per unit - Class 1a	—	—	3.75	—
Net income / (loss) per unit - Class 2	(2.50)	(3.14)	8.71	(0.98)
Net income / (loss) per unit - Class 2a	—	—	6.05	—
Net income / (loss) per unit - Class 3	—	—	8.70	—
Total assets	135,642,082	—	107,793,563	53,200,171
Total owners’ capital - Class 1	72,424,906	—	4,159,047	34,090,136
Total owners’ capital - Class 1a	—	—	18,891,395	—
Total owners’ capital - Class 2	61,548,698	—	9,188,762	18,734,861
Total owners’ capital - Class 2a	—	—	10,911,464	—
Total owners’ capital - Class 3	—	—	27,810,058	—
Total net asset value per unit - Class 1	99.40	88.05	136.13	100.25
Total net asset value per unit - Class 1a	—	—	121.71	—
Total net asset value per unit - Class 2	103.96	91.26	161.97	104.83
Total net asset value per unit - Class 2a	—	—	127.23	—
Total net asset value per unit - Class 3	—	—	161.96	—

	Balanced	Berkeley/Graham/	Currency	Long Only
	Series	Tiverton Series (2)	Series	Commodity Series (1)
Interest - net	$534,877	$106,784	$61,690	$60,039
Total expenses	24,591,620	2,973,773	294,981	89,977
Net gain / (loss) on investments	5,648,268	(6,401,143)	(387,646)	(49,181)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(12,244,073)	(9,268,132)	(620,937)	(79,119)
Net income / (loss) per unit - Class 1	(7.45)	(19.44)	(8.61)	(7.00)
Net income / (loss) per unit - Class 1a	(7.91)	—	—	—
Net income / (loss) per unit - Class 2	(4.44)	(19.89)	(7.82)	(5.83)
Net income / (loss) per unit - Class 2a	(5.31)	—	—	—
Net income / (loss) per unit - Class 3	(5.30)	—	—	(6.00)
Total assets	301,978,826	40,083,210	4,354,420	1,453,084
Total owners’ capital - Class 1	183,785,318	35,180,631	4,228,350	—
Total owners’ capital - Class 1a	2,536,559	—	—	—
Total owners’ capital - Class 2	63,372,567	4,433,341	91,007	—
Total owners’ capital - Class 2a	2,784,830	—	—	—
Total owners’ capital - Class 3a	2,952,802	—	—	—
Total net asset value per unit - Class 1	124.50	91.02	70.48	87.11
Total net asset value per unit - Class 1a	108.45	—	—	—
Total net asset value per unit - Class 2	155.02	111.84	87.61	97.88
Total net asset value per unit - Class 2a	128.35	—	—	—
Total net asset value per unit - Class 3	128.36	—	—	97.88

	Managed Futures	Winton	Winton/Graham
	Index Series (1)	Series	Series
Interest - net	$82,283	$457,889	$217,875
Total expenses	125,207	3,596,286	2,926,790
Net gain / (loss) on investments	(315,353)	5,865,030	(2,260,583)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(358,277)	2,726,633	(4,498,779)
Net income / (loss) per unit - Class 1	(11.13)	6.09	(15.10)
Net income / (loss) per unit - Class 2	(9.93)	11.83	(14.34)
Net income / (loss) per unit - Class 3	(6.97)	—	—
Total assets	1,242,112	50,363,648	31,026,648
Total owners’ capital - Class 1	—	38,345,799	24,783,519
Total owners’ capital - Class 2	—	11,702,325	5,990,168
Total net asset value per unit - Class 1	106.83	141.13	104.73
Total net asset value per unit - Class 2	119.76	165.82	129.70
Total net asset value per unit - Class 3	119.76	—	—

(1)	Net asset value per unit represents the liquidation value of the Series
(2)	Formerly known as the Campbell/Graham/Tiverton Series

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2010

	Frontier Diversified	Frontier Dynamic	Frontier Long/Short	Frontier Masters
	Series	Series	Commodity Series	Series
Interest - net	$2,225,700	$454,918	$1,120,080	$941,795
Total expenses	9,452,058	779,081	8,021,021	3,767,056
Net gain / (loss) on investments	18,519,243	347,884	15,903,113	8,845,121
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	11,135,880	23,721	11,915,293	6,019,860
Net income / (loss) per unit - Class 1	6.78	0.51	18.96	8.50
Net income / (loss) per unit - Class 1a	—	—	16.47	—
Net income / (loss) per unit - Class 2	8.69	2.15	25.77	10.44
Net income / (loss) per unit - Class 2a	—	—	18.70	—
Net income / (loss) per unit - Class 3	—	—	25.77	—
Total assets	162,415,657	30,128,892	79,526,348	67,230,426
Total owners’ capital - Class 1	90,022,131	1,219,222	31,185,756	41,213,675
Total owners’ capital - Class 1a	—	—	5,652,309	—
Total owners’ capital - Class 2	69,473,841	413,700	15,584,978	25,062,055
Total owners’ capital - Class 2a	—	—	3,761,826	—
Total owners’ capital - Class 3	—	—	20,998,571	—
Total net asset value per unit - Class 1	103.58	91.94	132.73	102.96
Total net asset value per unit - Class 1a	—	—	117.96	—
Total net asset value per unit - Class 2	106.46	94.40	153.26	105.81
Total net asset value per unit - Class 2a	—	—	121.18	—
Total net asset value per unit - Class 3	—	—	153.26	—

	Balanced	Berkeley/Graham/	Currency	Long Only
	Series	Tiverton Series (1)	Series	Commodity Series
Interest - net	$404,451	$8,268	$129,943	$83,311
Total expenses	26,553,122	4,848,257	483,015	138,332
Net gain / (loss) on investments	82,334,394	10,645,135	522,823	522,102
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	41,691,751	3,912,601	169,751	467,081
Net income / (loss) per unit - Class 1	13.41	5.81	1.09	10.52
Net income / (loss) per unit - Class 1a	10.86	—	—	—
Net income / (loss) per unit - Class 2	20.45	10.63	4.09	13.41
Net income / (loss) per unit - Class 2a	16.06	—	—	—
Net income / (loss) per unit - Class 3	16.06	—	—	—
Total assets	436,618,030	71,057,049	20,066,030	4,207,081
Total owners’ capital - Class 1	287,807,510	61,842,996	6,381,882	3,348,953
Total owners’ capital - Class 1a	5,120,558	—	—	—
Total owners’ capital - Class 2	76,715,728	8,386,332	757,518	844,278
Total owners’ capital - Class 2a	3,562,374	—	—	—
Total owners’ capital - Class 3a	3,691,280	—	—	—
Total net asset value per unit - Class 1	131.95	110.46	79.09	94.11
Total net asset value per unit - Class 1a	116.36	—	—	—
Total net asset value per unit - Class 2	159.46	131.73	95.43	103.71
Total net asset value per unit - Class 2a	133.66	—	—	—
Total net asset value per unit - Class 3	133.66	—	—	—

	Managed Futures	Winton	Winton/Graham
	Index Series	Series	Series
Interest - net	$51,321	$306,338	$263,156
Total expenses	179,735	3,812,097	4,321,685
Net gain / (loss) on investments	432,488	12,010,660	11,966,369
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	304,074	8,504,901	5,263,217
Net income / (loss) per unit - Class 1	5.42	17.47	9.77
Net income / (loss) per unit - Class 2	8.41	23.89	15.65
Total assets	5,180,194	61,570,878	64,282,827
Total owners’ capital - Class 1	1,388,452	49,350,981	45,898,246
Total owners’ capital - Class 2	3,772,011	11,368,456	11,612,192
Total net asset value per unit - Class 1	117.96	135.04	119.83
Total net asset value per unit - Class 2	129.69	153.99	144.04

(1)	Formerly known as the Campbell/Graham/Tiverton Series

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2009

	Frontier Diversified	Frontier Dynamic	Frontier Long/Short	Frontier Masters
	Series *	Series *	Commodity Series **	Series ***
Interest - net	$489,238	$269,363	$1,213,141	$292,218
Total expenses	1,325,693	435,159	6,847,493	886,162
Net gain / (loss) on investments	(470,461)	129,144	28,920,002	(312,999)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(1,306,916)	(36,652)	8,527,351	(906,943)
Net income / (loss) per unit - Class 1	(3.20)	(8.57)	13.38	(5.54)
Net income / (loss) per unit - Class 1a	—	—	1.49	—
Net income / (loss) per unit - Class 2	(2.23)	(7.75)	18.21	(4.63)
Net income / (loss) per unit - Class 2a	—	—	2.48	—
Net income / (loss) per unit - Class 3	—	—	4.79	—
Total assets	68,990,618	28,606,956	69,635,857	43,734,039
Total owners’ capital - Class 1	32,960,540	606,255	45,759,225	14,723,330
Total owners’ capital - Class 1a	—	—	1,092,016	—
Total owners’ capital - Class 2	23,355,579	290,662	14,986,103	8,563,857
Total owners’ capital - Class 2a	—	—	876,532	—
Total owners’ capital - Class 3	—	—	6,140,056	—
Total net asset value per unit - Class 1	96.80	91.43	113.77	94.46
Total net asset value per unit - Class 1a	—	—	101.49	—
Total net asset value per unit - Class 2	97.77	92.25	127.49	95.37
Total net asset value per unit - Class 2a	—	—	102.48	—
Total net asset value per unit - Class 3	—	—	127.49	—

	Balanced	Berkeley/Graham/	Currency	Long Only
	Series ****	Tiverton Series (1)	Series	Commodity Series
Interest - net	$901,710	$293,910	$88,884	$76,629
Total expenses	19,999,746	5,084,022	603,794	143,176
Net gain / (loss) on investments	(491,297)	(697,472)	(2,057,466)	859,729
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(19,150,902)	(4,151,058)	(2,572,376)	793,182
Net income / (loss) per unit - Class 1	(6.63)	(5.89)	(18.19)	13.28
Net income / (loss) per unit - Class 1a	(6.59)	—	—	—
Net income / (loss) per unit - Class 2	(3.43)	(3.04)	(17.96)	15.84
Net income / (loss) per unit - Class 2a	(3.70)	—	—	—
Net income / (loss) per unit - Class 3	(4.37)	—	—	—
Total assets	407,656,964	79,864,025	22,527,333	4,680,691
Total owners’ capital - Class 1	286,024,307	69,447,366	7,934,382	3,711,581
Total owners’ capital - Class 1a	9,150,114	—	—	—
Total owners’ capital - Class 2	77,372,166	9,914,994	2,273,746	954,744
Total owners’ capital - Class 2a	3,298,566	—	—	—
Total owners’ capital - Class 3a	1,170,746	—	—	—
Total net asset value per unit - Class 1	118.54	104.65	78.00	83.59
Total net asset value per unit - Class 1a	105.50	—	—	—
Total net asset value per unit - Class 2	139.01	121.10	91.34	90.30
Total net asset value per unit - Class 2a	117.60	—	—	—
Total net asset value per unit - Class 3	117.60	—	—	—

	Managed Futures	Winton	Winton/Graham
	Index Series	Series	Series
Interest - net	$67,985	$361,106	$259,485
Total expenses	139,823	3,375,280	3,626,096
Net gain / (loss) on investments	(490,441)	(7,737,998)	3,919,086
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(562,279)	(6,685,179)	(2,795,125)
Net income / (loss) per unit - Class 1	(19.64)	(12.84)	(6.12)
Net income / (loss) per unit - Class 2	(18.42)	(9.94)	(3.10)
Total assets	3,799,854	58,778,262	68,237,504
Total owners’ capital - Class 1	1,831,435	48,198,317	48,168,395
Total owners’ capital - Class 2	1,941,774	10,203,862	12,522,478
Total net asset value per unit - Class 1	112.54	117.57	110.06
Total net asset value per unit - Class 2	121.28	130.10	128.39

(1)	Formerly known as the Campbell/Graham/Tiverton Series
*	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009
**	The Frontier Long/Short Commodity Series Class 3 Units began trading on May 29, 2009 and Class 1a and 2a Units began trading on June 8, 2009
***	The Frontier Masters Series began trading operations on June 9, 2009
****	The Balanced Series Class 3a Units began trading on June 3, 2009

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2008

	Balanced	Winton	Berkeley/Graham/	Currency
	Series	Series	Tiverton Series (1)	Series
Interest - net	$1,613,778	$316,243	$331,073	$122,102
Total expenses	24,610,998	5,016,448	7,012,949	645,010
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	100,495,769	15,824,382	24,168,791	(268,237)
Net income / (loss)	60,158,339	8,454,614	12,752,188.00	(791,145)
Net income / (loss) per unit - Class 1	23.71	16.58	18.64	(4.47)
Net income / (loss) per unit - Class 1a	21.19	—	—	—
Net income / (loss) per unit - Class 2	30.44	21.43	23.94	(1.70)
Net income / (loss) per unit - Class 2a	25.83	—	—	—
Total assets	347,440,077	85,496,323	81,004,444	29,828,596
Total owners’ capital - Class 1	264,686,994	62,283,659	69,957,155	11,900,185
Total owners’ capital - Class 2	68,996,013	11,743,367	7,807,774.00	2,946,600
Total net asset value per unit - Class 1	125.17	130.41	110.54	96.19
Total net asset value per unit - Class 1a	112.09	—	—	—
Total net asset value per unit - Class 2	142.44	140.04	124.14	109.30
Total net asset value per unit - Class 2a	121.30	—	—	—

	Winton/Graham	Long Only	Frontier Long/Short	Managed Futures
	Series	Commodity Series	Commodity Series	Index Series
Interest - net	$100,204	$112,372	$921,454	$35,362
Total expenses	1,991,962	213,005	4,844,371	69,230
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	6,276,258	(2,596,899)	12,587,486	701,670
Net income / (loss)	4,384,500	(2,697,532)	(2,336,474)	667,802
Net income / (loss) per unit - Class 1	21.14	(40.48)	(1.08)	31.59
Net income / (loss) per unit - Class 2	27.12	(40.58)	2.09	35.28
Total assets	51,029,789	5,037,278	74,686,379	3,442,690
Total owners’ capital - Class 1	35,760,835	3,254,226	46,525,406	2,266,977
Total owners’ capital - Class 2	14,434,394	788,247	11,206,889	1,136,074
Total net asset value per unit - Class 1	116.18	70.31	100.39	132.18
Total net asset value per unit - Class 2	131.49	74.46	109.28	139.70

(1)	Formerly known as the Campbell/Graham/Tiverton Series

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2007

	Balanced	Winton	Berkeley/Graham/	Currency
	Series	Series	Tiverton Series (1)	Series
Interest - net	$6,823,418	$563,371	$1,614,470	$435,431
Total expenses	19,654,933	1,718,813	4,346,128	458,545
Net increase/(decrease) in owners’ capital resulting from operations	4,789,018	4,995,445	1,730,298	(90,083)
Net income / (loss)	(13,183,593)	3,840,003	(2,336,186.00)	(113,197)
Net income / (loss) per unit - Class 1	(5.20)	8.18	(4.37)	(0.50)
Net income / (loss) per unit - Class 1a	(5.07)	—	—	—
Net income / (loss) per unit - Class 2	(2.24)	11.80	(1.66)	2.77
Net income / (loss) per unit - Class 2a	(2.41)	—	—	—
Total assets	284,867,427	46,779,088	74,655,994	15,232,200
Total owners’ capital - Class 1	210,379,248	35,664,260	55,530,902	9,791,812
Total owners’ capital - Class 2	47,205,598	10,374,901	5,820,002.00	800,194
Total net asset value per unit - Class 1	101.46	113.83	91.90	100.66
Total net asset value per unit - Class 1a	90.90	—	—	—
Total net asset value per unit - Class 2	112.00	118.61	100.20	111.00
Total net asset value per unit - Class 2a	95.47	—	—	—

	Winton/Graham	Long Only	Frontier Long/Short	Managed Futures
	Series	Commodity Series	Commodity Series	Index Series
Interest - net	$206,887	$509,099	$1,051,098	$165,165
Total expenses	593,562	329,370	2,696,846	120,630
Net increase/(decrease) in owners’ capital resulting from operations	1,258,686	545,270	(233,874)	429
Net income / (loss)	872,011	724,999	432,147	44,964
Net income / (loss) per unit - Class 1	10.34	15.34	1.05	3.84
Net income / (loss) per unit - Class 2	14.12	17.91	4.26	5.99
Total assets	7,955,224	5,051,981	50,619,254	971,247
Total owners’ capital - Class 1	6,060,207	4,730,889	31,092,746	621,740
Total owners’ capital - Class 2	1,808,776	299,179	3,658,890	335,709
Total net asset value per unit - Class 1	95.04	110.79	101.47	100.59
Total net asset value per unit - Class 2	104.37	115.04	107.19	104.42

(1)	Formerly known as the Campbell/Graham/Tiverton Series

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2011.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2011 (unaudited)	2011 (unaudited)	2011 (unaudited)	2011 (unaudited)
Frontier Diversified Series:
Net gain (loss) on investments	$7,998,695	$(4,314,530)	$1,334,498	$410,123
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$4,892,615	$(6,729,532)	$(1,280,379)	$(1,265,262)
Increase (decrease) in net asset value per Class 1 units	$2.98	$(4.93)	$(1.16)	$(1.07)
Increase (decrease) in net asset value per Class 2 units	$3.54	$(4.63)	$(0.75)	$(0.66)
Net asset value per Class 1 units	$106.56	$101.63	$100.47	$99.40
Net asset value per Class 2 units	$110.00	$105.37	$104.62	$103.96
Frontier Dynamic Series:
Net gain (loss) on investments	$48,411	$90,756	$(24,091)	$0
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(37,036)	$10,931	$(36,527)	$0
Increase (decrease) in net asset value per Class 1 units	$(2.22)	$0.52	$(2.19)	$0.00
Increase (decrease) in net asset value per Class 2 units	$(1.88)	$0.95	$(2.21)	$0.00
Net asset value per Class 1 units	$89.72	$90.24	$88.05 (1)	$88.05 (1)
Net asset value per Class 2 units	$92.52	$93.47	$91.26 (1)	$91.26 (1)
Frontier Long/Short Commodity Series:
Net gain (loss) on investments	$12,080,344	$(1,817,531)	$1,911,273	$5,060,602
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$9,393,470	$(3,438,598)	$(1,660,506)	$165,271
Increase (decrease) in net asset value per Class 1 units	$15.59	$(7.80)	$(3.92)	$(0.47)
Increase (decrease) in net asset value per Class 1a units	$13.56	$(6.76)	$(3.09)	$0.04
Increase (decrease) in net asset value per Class 2 units	$19.28	$(7.85)	$(3.38)	$0.66
Increase (decrease) in net asset value per Class 2a units	$14.51	$(6.41)	$(2.65)	$0.60
Increase (decrease) in net asset value per Class 3 units	$19.27	$(7.85)	$(3.38)	$0.66
Net asset value per Class 1 units	$148.32	$140.52	$136.60	$136.13
Net asset value per Class 1a units	$131.52	$124.76	$121.67	$121.71
Net asset value per Class 2 units	$172.54	$164.69	$161.31	$161.97
Net asset value per Class 2a units	$135.69	$129.28	$126.63	$127.23
Net asset value per Class 3 units	$172.53	$164.68	$161.30	$161.97
Frontier Masters Series:
Net gain (loss) on investments	$1,799,713	$(1,921,266)	$3,257,219	$(742,619)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$178,234	$(2,019,603)	$2,140,082	$(1,318,165)
Increase (decrease) in net asset value per Class 1unit	$0.15	$(4.10)	$3.75	$(2.51)
Increase (decrease) in net asset value per Class 2 unit	$0.61	$(3.79)	$4.37	$(2.17)
Net asset value per Class 1 unit	$103.11	$99.01	$102.76	$100.25
Net asset value per Class 2 unit	$106.42	$102.63	$107.00	$104.83
Balanced Series:
Net gain (loss) on investments	$20,887,170	$(16,522,087)	$3,644,425	$(2,361,240)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$13,296,211	$(13,513,467)	$(9,337,840)	$(2,688,977)
Increase (decrease) in net asset value per Class 1 units	$4.42	$(5.91)	$(4.43)	$(1.53)
Increase (decrease) in net asset value per Class 1a units	$3.63	$(5.60)	$(4.31)	$(1.63)
Increase (decrease) in net asset value per Class 2 units	$6.56	$(6.00)	$(4.26)	$(0.74)
Increase (decrease) in net asset value per Class 2a units	$5.18	$(5.49)	$(4.04)	$(0.96)
Increase (decrease) in net asset value per Class 3a units	$5.19	$(5.49)	$(4.05)	$(0.95)
Net asset value per Class 1 units	$136.37	$130.46	$126.03	$124.50
Net asset value per Class 1a units	$119.99	$114.39	$110.08	$108.45
Net asset value per Class 2 units	$166.02	$160.02	$155.76	$155.02
Net asset value per Class 2a units	$138.84	$133.35	$129.31	$128.35
Net asset value per Class 3a units	$138.85	$133.36	$129.31	$128.36

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2011 (unaudited)	2011 (unaudited)	2011 (unaudited)	2011 (unaudited)
Berkeley/Graham/Tiverton Series: (2)
Net gain (loss) on investments	$(134,693)	$(3,125,440)	$(313,891)	$(2,827,119)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(1,047,645)	$(3,871,983)	$(918,255)	$(3,430,249)
Increase (decrease) in net asset value per Class 1 units	$(1.83)	$(7.82)	$(2.80)	$(6.99)
Increase (decrease) in net asset value per Class 2 units	$(1.23)	$(8.48)	$(1.60)	$(8.58)
Net asset value per Class 1 units	$108.63	$100.81	$98.73	$91.02
Net asset value per Class 2 units	$130.50	$122.02	$120.42	$111.84
Currency Series:
Net gain (loss) on investments	$(223,904)	$46,073	$(138,127)	$(71,688)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(302,842)	$(30,899)	$(177,864)	$(109,332)
Increase (decrease) in net asset value per Class 1 units	$(3.50)	$(0.85)	$(2.63)	$(1.63)
Increase (decrease) in net asset value per Class 2 units	$(3.55)	$(0.34)	$(2.57)	$(1.36)
Net asset value per Class 1 units	$75.59	$74.74	$72.11	$70.48
Net asset value per Class 2 units	$91.88	$91.54	$88.97	$87.61
Long Only Commodity Series:
Net gain (loss) on investments	$254,386	$(187,542)	$(232,094)	$116,069
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$241,160	$(198,577)	$(235,856)	$114,154
Increase (decrease) in net asset value per Class 1 units	$5.48	$(5.71)	$(13.08)	$6.31
Increase (decrease) in net asset value per Class 2 units	$6.58	$(5.81)	$(14.10)	$7.50
Increase (decrease) in net asset value per Class 3 units	$6.41	$(5.81)	$(14.10)	$7.50
Net asset value per Class 1 units	$99.59	$93.59	$80.80	$87.11 (1)
Net asset value per Class 2 units	$110.29	$104.48	$90.38	$97.88 (1)
Net asset value per Class 3 units	$110.29	$104.48	$90.38	$97.88 (1)
Managed Futures Index Series:
Net gain (loss) on investments	$(199,900)	$(277,223)	$667,651	$(505,881)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(213,526)	$(289,038)	$655,479	$(511,192)
Increase (decrease) in net asset value per Class 1 units	$(5.46)	$(8.55)	$18.86	$(15.98)
Increase (decrease) in net asset value per Class 2 units	$(5.40)	$(8.86)	$21.63	$(17.30)
Increase (decrease) in net asset value per Class 3 units	$(2.44)	$(8.87)	$21.64	$(17.30)
Net asset value per Class 1 units	$112.50	$103.95	$122.81	$106.83 (1)
Net asset value per Class 2 units	$124.29	$115.43	$137.06	$119.76 (1)
Net asset value per Class 3 units	$124.29	$115.42	$137.06	$119.76 (1)
Winton Series:
Net gain (loss) on investments	$1,607,792	$(865,295)	$4,877,311	$245,222
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$692,438	$(1,464,715)	$3,756,578	$(257,668)
Increase (decrease) in net asset value per Class 1 units	$1.36	$(4.27)	$9.94	$(0.94)
Increase (decrease) in net asset value per Class 2 units	$2.71	$(3.78)	$12.75	$0.15
Net asset value per Class 1 units	$136.40	$132.13	$142.07	$141.13
Net asset value per Class 2 units	$156.70	$152.92	$165.67	$165.82
Winton/Graham Series:
Net gain (loss) on investments	$47,962	$(845,492)	$639,990	$(2,103,043)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(447,404)	$(1,396,441)	$(75,705)	$(2,579,229)
Increase (decrease) in net asset value per Class 1 units	$(1.16)	$(4.82)	$(0.54)	$(8.58)
Increase (decrease) in net asset value per Class 2 units	$(0.34)	$(4.80)	$0.39	$(9.59)
Net asset value per Class 1 units	$118.67	$113.85	$113.31	$104.73
Net asset value per Class 2 units	$143.70	$138.90	$139.29	$129.70

(1)	Net asset value per unit represents the liquidation value.
(2)	Formerly known as the Campbell/Graham/Tiverton Series

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2010.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2010 (unaudited)	2010 (unaudited)	2010 (unaudited)	2010 (unaudited)
Frontier Diversified Series:
Net gain (loss) on investments	$351,430	$3,375,455	$7,158,422	$7,633,936
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(268,401)	$2,025,182	$5,010,322	$4,682,787
Increase (decrease) in net asset value per Class 1 units	$(1.31)	$2.02	$3.18	$2.89
Increase (decrease) in net asset value per Class 2 units	$(0.91)	$2.48	$3.69	$3.43
Net asset value per Class 1 units	$95.49	$97.51	$100.69	$103.58
Net asset value per Class 2 units	$96.86	$99.34	$103.03	$106.46
Frontier Dynamic Series:
Net gain (loss) on investments	$66,083	$71,162	$107,701	$102,938
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(7,586)	$(11,187)	$26,764	$15,730
Increase (decrease) in net asset value per Class 1 units	$(0.82)	$(0.82)	$1.36	$0.79
Increase (decrease) in net asset value per Class 2 units	$(0.43)	$(0.43)	$1.79	$1.22
Net asset value per Class 1 units	$90.61	$89.79	$91.15	$91.94
Net asset value per Class 2 units	$91.82	$91.39	$93.18	$94.40
Frontier Long/Short Commodity Series:
Net gain (loss) on investments	$(3,246,178)	$(590,859)	$7,893,906	$11,846,244
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(1,405,236)	$(2,110,378)	$6,312,983	$9,117,924
Increase (decrease) in net asset value per Class 1 units	$(2.61)	$(3.91)	$10.30	$15.18
Increase (decrease) in net asset value per Class 1a units	$(2.18)	$(3.23)	$9.14	$12.74
Increase (decrease) in net asset value per Class 2 units	$(2.00)	$(3.51)	$12.73	$18.55
Increase (decrease) in net asset value per Class 2a units	$(1.80)	$(2.84)	$9.77	$13.57
Increase (decrease) in net asset value per Class 3 units	$(2.01)	$(3.51)	$12.74	$18.55
Net asset value per Class 1a units	$111.16	$107.25	$117.55	$132.73
Net asset value per Class 1 units	$99.31	$96.08	$105.22	$117.96
Net asset value per Class 2 units	$125.49	$121.98	$134.71	$153.26
Net asset value per Class 2a units	$100.68	$97.84	$107.61	$121.18
Net asset value per Class 3 units	$125.48	$121.97	$134.71	$153.26
Frontier Masters Series:
Net gain (loss) on investments	$847,669	$42,902	$4,601,601	$3,352,949
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$447,459	$(487,430)	$3,691,953	$2,367,878
Increase (decrease) in net asset value per Class 1unit	$0.24	$(1.04)	$5.73	$3.57
Increase (decrease) in net asset value per Class 2 unit	$0.66	$(0.64)	$6.29	$4.13
Net asset value per Class 1 unit	$94.70	$93.66	$99.39	$102.96
Net asset value per Class 2 unit	$96.03	$95.39	$101.68	$105.81
Balanced Series:
Net gain (loss) on investments	$(265,444)	$20,354,107	$31,652,538	$30,593,193
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(2,009,334)	$10,199,358	$18,815,391	$14,686,336
Increase (decrease) in net asset value per Class 1 units	$(0.73)	$3.08	$6.22	$4.84
Increase (decrease) in net asset value per Class 1a units	$(0.84)	$2.51	$5.25	$3.94
Increase (decrease) in net asset value per Class 2 units	$0.17	$4.72	$8.56	$7.00
Increase (decrease) in net asset value per Class 2a units	$(0.07)	$3.73	$6.90	$5.50
Increase (decrease) in net asset value per Class 3a units	$(0.06)	$3.73	$6.87	$5.52
Net asset value per Class 1 units	$117.81	$120.89	$127.11	$131.95
Net asset value per Class 1a units	$104.66	$107.17	$112.42	$116.36
Net asset value per Class 2 units	$139.18	$143.90	$152.46	$159.46
Net asset value per Class 2a units	$117.53	$121.26	$128.16	$133.66
Net asset value per Class 3a units	$117.54	$121.27	$128.14	$133.66

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2010 (unaudited)	2010 (unaudited)	2010 (unaudited)	2010 (unaudited)
Berkeley/Graham/Tiverton Series: (1)
Net gain (loss) on investments	$(1,177,468)	$980,753	$5,546,389	$5,295,461
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(2,522,861)	$(244,215)	$3,354,806	$3,324,871
Increase (decrease) in net asset value per Class 1 units	$(3.40)	$(0.47)	$4.84	$4.84
Increase (decrease) in net asset value per Class 2 units	$(3.07)	$0.34	$6.63	$6.73
Net asset value per Class 1 units	$101.25	$100.78	$105.62	$110.46
Net asset value per Class 2 units	$118.03	$118.37	$125.00	$131.73
Currency Series:
Net gain (loss) on investments	$257,227	$161,214	$181,704	$(77,322)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$170,677	$69,440	$91,601	$(161,967)
Increase (decrease) in net asset value per Class 1 units	$1.50	$0.52	$0.89	$(1.82)
Increase (decrease) in net asset value per Class 2 units	$2.45	$1.32	$1.78	$(1.46)
Net asset value per Class 1 units	$79.50	$80.02	$80.91	$79.09
Net asset value per Class 2 units	$93.79	$95.11	$96.89	$95.43
Long Only Commodity Series:
Net gain (loss) on investments	$(169,833)	$(246,070)	$389,776	$548,229
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(183,546)	$(259,083)	$376,775	$532,935
Increase (decrease) in net asset value per Class 1 units	$(3.39)	$(4.99)	$7.63	$11.27
Increase (decrease) in net asset value per Class 2 units	$(3.24)	$(5.01)	$8.79	$12.87
Net asset value per Class 1 units	$80.20	$75.21	$82.84	$94.11
Net asset value per Class 2 units	$87.06	$82.05	$90.84	$103.71
Managed Futures Index Series:
Net gain (loss) on investments	$(39,308)	$236,311	$29,166	$206,319
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(69,501)	$194,676	$(5,956)	$184,855
Increase (decrease) in net asset value per Class 1 units	$(1.00)	$3.47	$(0.45)	$3.40
Increase (decrease) in net asset value per Class 2 units	$(0.48)	$4.38	$0.14	$4.37
Net asset value per Class 1 units	$111.54	$115.01	$114.56	$117.96
Net asset value per Class 2 units	$120.80	$125.18	$125.32	$129.69
Winton Series:
Net gain (loss) on investments	$3,631,250	$2,548,316	$2,426,391	$3,404,703
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$2,860,297	$1,772,670	$1,642,249	$2,229,685
Increase (decrease) in net asset value per Class 1 units	$5.78	$3.53	$3.43	$4.73
Increase (decrease) in net asset value per Class 2 units	$7.41	$4.99	$4.98	$6.51
Net asset value per Class 1 units	$123.35	$126.88	$130.31	$135.04
Net asset value per Class 2 units	$137.51	$142.50	$147.48	$153.99
Winton/Graham Series:
Net gain (loss) on investments	$(457,522)	$1,834,176	$3,706,234	$6,883,481
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(277,673)	$764,172	$1,699,715	$3,077,003
Increase (decrease) in net asset value per Class 1 units	$(0.59)	$1.23	$3.20	$5.93
Increase (decrease) in net asset value per Class 2 units	$0.26	$2.42	$4.82	$8.15
Net asset value per Class 1 units	$109.47	$110.70	$113.90	$119.83
Net asset value per Class 2 units	$128.65	$131.07	$135.89	$144.04

(1)	Formerly known as the Campbell/Graham/Tiverton Series

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2009.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2009 (unaudited)	2009 (unaudited)	2009 (unaudited)	2009 (unaudited)
Frontier Diversified Series: *
Net gain (loss) on investments	—	$73,699	$416,034	$(960,194)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	—	$(1,011)	$148,749	$(1,454,654)
Increase (decrease) in net asset value per Class 1 units	—	$(1.89)	$0.84	$(2.15)
Increase (decrease) in net asset value per Class 2 units	—	$(1.79)	$1.29	$(1.73)
Net asset value per Class 1 units	—	$98.11	$98.95	$96.80
Net asset value per Class 2 units	—	$98.21	$99.50	$97.77
Frontier Dynamic Series: *
Net gain (loss) on investments	—	$15,045	$63,150	$50,949
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	—	$(1,582)	$(1,858)	$(33,212)
Increase (decrease) in net asset value per Class 1 units	—	$(2.93)	$(0.51)	$(5.13)
Increase (decrease) in net asset value per Class 2 units	—	$(2.82)	$(0.09)	$(4.84)
Net asset value per Class 1 units	—	$97.07	$96.56	$91.43
Net asset value per Class 2 units	—	$97.18	$97.09	$92.25
Frontier Long/Short Commodity Series: **
Net gain (loss) on investments	$10,799,151	$6,623,732	$1,658,892	$9,838,227
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$2,244,293	$3,172,418	$784,707	$2,325,933
Increase (decrease) in net asset value per Class 1 units	$3.75	$5.04	$1.04	$3.55
Increase (decrease) in net asset value per Class 1a units	—	$(2.47)	$1.04	$2.92
Increase (decrease) in net asset value per Class 2 units	$4.92	$6.32	$2.06	$4.91
Increase (decrease) in net asset value per Class 2a units	—	$(2.36)	$1.45	$3.39
Increase (decrease) in net asset value per Class 3 units	—	$(2.19)	$2.07	$4.91
Net asset value per Class 1a units	$104.14	$109.18	$110.22	$113.77
Net asset value per Class 1 units	—	$97.53	$98.57	$101.49
Net asset value per Class 2 units	$114.20	$120.52	$122.58	$127.49
Net asset value per Class 2a units	—	$97.64	99.09	102.48
Net asset value per Class 3 units	—	$120.51	122.58	127.49
Frontier Masters Series: ***
Net gain (loss) on investments	—	$48,703	$265,945	$(627,647)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	—	$(1,087)	$82,865	$(988,721)
Increase (decrease) in net asset value per Class 1unit	—	$(2.03)	$0.35	$(3.86)
Increase (decrease) in net asset value per Class 2 unit	—	$(1.92)	$0.79	$(3.50)
Net asset value per Class 1 unit	—	$97.97	$98.32	$94.46
Net asset value per Class 2 unit	—	$98.08	$98.87	$95.37
Balanced Series: ****
Net gain (loss) on investments	$4,556,262	$(11,122,820)	$11,975,473	$(5,900,212)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$247,088	$(12,788,359)	$5,151,354	$(11,760,985)
Increase (decrease) in net asset value per Class 1 units	$0.04	$(4.15)	$1.39	$(3.91)
Increase (decrease) in net asset value per Class 1a units	$(0.23)	$(3.72)	$1.07	$(3.71)
Increase (decrease) in net asset value per Class 2 units	$1.10	$(3.70)	$2.68	$(3.51)
Increase (decrease) in net asset value per Class 2a units	$0.65	$(3.22)	$2.09	$(3.22)
Increase (decrease) in net asset value per Class 3a units	—	$(3.23)	$2.08	$(3.22)
Net asset value per Class 1 units	$125.21	$121.06	$122.45	$118.54
Net asset value per Class 1a units	$111.86	$108.14	$109.21	$105.50
Net asset value per Class 2 units	$143.54	$139.84	$142.52	$139.01
Net asset value per Class 2a units	$121.95	$118.73	$120.82	$117.60
Net asset value per Class 3a units	—	$118.74	$120.82	$117.60

*	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009
**	The Frontier Long/Short Commodity Series Class 3 Units began trading on May 29, 2009 and Class 1a and 2a Units began trading on June 8, 2009
***	The Frontier Masters Series began trading operations on June 9, 2009
****	The Balanced Series Class 3a Units began trading on June 3, 2009

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2009 (unaudited)	2009 (unaudited)	2009 (unaudited)	2009 (unaudited)
Berkeley/Graham/Tiverton Series: (1)
Net gain (loss) on investments	$(1,581,458)	$(3,984,875)	$4,010,009	$858,852
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(2,084,257)	$(4,332,755)	$2,645,100	$(379,146)
Increase (decrease) in net asset value per Class 1 units	$(2.91)	$(5.60)	$3.26	$(0.64)
Increase (decrease) in net asset value per Class 2 units	$(2.37)	$(5.48)	$4.63	$0.18
Net asset value per Class 1 units	$107.63	$102.03	$105.29	$104.65
Net asset value per Class 2 units	$121.77	$116.29	$120.92	$121.10
Currency Series:
Net gain (loss) on investments	$(674,397)	$(268,315)	$(434,040)	$(680,714)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(826,574)	$(405,856)	$(555,437)	$(784,509)
Increase (decrease) in net asset value per Class 1 units	$(5.56)	$(2.85)	$(3.91)	$(5.87)
Increase (decrease) in net asset value per Class 2 units	$(5.55)	$(2.51)	$(3.77)	$(6.13)
Net asset value per Class 1 units	$90.63	$87.78	$83.87	$78.00
Net asset value per Class 2 units	$103.75	$101.24	$97.47	$91.34
Long Only Commodity Series:
Net gain (loss) on investments	$(232,988)	$568,267	$156,775	$367,675
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(246,383)	$550,537	$139,097	$349,931
Increase (decrease) in net asset value per Class 1 units	$(4.27)	$9.09	$2.35	$6.11
Increase (decrease) in net asset value per Class 2 units	$(4.18)	$10.07	$2.75	$7.20
Net asset value per Class 1 units	$66.04	$75.13	$77.48	$83.59
Net asset value per Class 2 units	$70.28	$80.35	$83.10	$90.30
Managed Futures Index Series:
Net gain (loss) on investments	$(208,699)	$(51,586)	$(82,380)	$(147,776)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(225,763)	$(67,634)	$(101,164)	$(167,718)
Increase (decrease) in net asset value per Class 1 units	$(8.50)	$(2.87)	$(3.08)	$(5.19)
Increase (decrease) in net asset value per Class 2 units	$(8.37)	$(2.44)	$(2.65)	$(4.96)
Net asset value per Class 1 units	$123.68	$120.81	$117.73	$112.54
Net asset value per Class 2 units	$131.33	$128.89	$126.24	$121.28
Winton Series:
Net gain (loss) on investments	$(1,393,512)	$(8,138,222)	$1,155,872	$637,864
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(1,551,743)	$(5,410,519)	$416,891	$(139,808)
Increase (decrease) in net asset value per Class 1 units	$(2.98)	$(9.99)	$0.68	$(0.55)
Increase (decrease) in net asset value per Class 2 units	$(2.18)	$(9.86)	$1.72	$0.38
Net asset value per Class 1 units	$127.43	$117.44	$118.12	$117.57
Net asset value per Class 2 units	$137.86	$128.00	$129.72	$130.10
Winton/Graham Series:
Net gain (loss) on investments	$(924,910)	$(2,549,438)	$6,524,420	$869,014
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$(1,450,561)	$(3,623,010)	$2,657,692	$(379,246)
Increase (decrease) in net asset value per Class 1 units	$(3.06)	$(6.67)	$4.49	$(0.88)
Increase (decrease) in net asset value per Class 2 units	$(2.50)	$(6.69)	$6.14	$(0.05)
Net asset value per Class 1 units	$113.12	$106.45	$110.94	$110.06
Net asset value per Class 2 units	$128.99	$122.30	$128.44	$128.39

(1)	Formerly known as the Campbell/Graham/Tiverton Series

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Trust, with respect to each Series of Units, engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments (including Swaps). The Trust allocates funds to affiliated Trading Companies, each of which has one-year renewable contracts with its own independent Trading Advisor(s) that will manage all or a portion of the applicable Trading Company’s assets, and make the trading decisions for the assets of each Series vested in such Trading Company. In November 2010, the Berkeley/Graham/Tiverton Series invested a portion of its assets in an unaffiliated Trading Company, Berkeley Quantitative Colorado Fund LLC which was liquidated on March 16, 2012. The assets of each Trading Company will be segregated from the assets of each other Trading Company. The Trust has an investment objective of increasing the value of the Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies). For additional overview of the Trust’s structure and business activities, see Item 1 “BUSINESS.”

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At December 31, 2011, cash deposited at the clearing brokers was $74,736,294 for the Balanced Series, $47,822,021 for the Frontier Long/Short Commodity Series, and $5,107,749 for the Frontier Masters Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Berkeley/Graham/Tiverton Series, Currency Series, and Winton/Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Frontier Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held in either U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of December 31, 2011, total cash and cash equivalents and custom time deposits held at banking institutions were $80,295,258 for the Frontier Diversified Series, $46,107,395 for the Frontier Long/Short Commodity Series, $35,135,275 for the Frontier Masters Series, $142,443,180 for the Balanced Series, $21,128,515 for the Berkeley/Graham/Tiverton Series, $1,668,188 for the Currency Series, $1,452,927 for the Long Only Commodity Series, $1,241,857 for the Managed Futures Index Series, $37,632,902 for the Winton Series, and $18,623,389 for the Winton/Graham Series.

As a commodity pool, the Registrant has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Registrant has not been forced to liquidate positions to fund redemptions. During the fiscal year ending December 31, 2011, the Registrant was able to pay all redemptions.

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

Results of Operations

Series Returns and Other Information

The returns for each Series and Class of Units for the twelve months ended December 31, 2011, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during fiscal 2011. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the fourth quarter (except as otherwise noted) and for the full calendar year.

Frontier Diversified Series

2011

The Frontier Diversified Series – Class 1 NAV lost 4.0% for the twelve months ended December 31, 2011, net of fees and expenses; the Frontier Diversified Series – Class 2 NAV lost 2.3% for the twelve months ended December 31, 2011 net of fees and expenses. For the twelve months ended December 31, 2011 the Frontier Diversified Series recorded a net gain on investments of $5,428,786, net investment income of $2,399,088, and total expenses of $12,210,432, resulting in a net decrease in Owners’ capital from operations of $4,382,558. The NAV per Unit, Class 1, decreased from $103.58 at December 31, 2010, to $99.40 as of December 31, 2011. The NAV per Unit, Class 2, decreased from $106.46 at December 31, 2010, to $103.96 as of December 31, 2011. Total Class 1 subscriptions and redemptions for the period were $26,631,502 and $41,207,525, respectively. Total Class 2 subscriptions and redemptions for the period were $17,859,192 and $24,442,979, respectively. Ending capital at December 31, 2011, was $72,424,906for Class 1 and $61,548,698 for Class 2.

The Frontier Diversified Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Diversified Series

Two of the six sectors traded in the Frontier Diversified Series were profitable in 2011. Energies and Interest Rates were profitable while Metals, Currencies, Agriculturals and Stock Indices finished negative for the year.

In terms of major CTA performance, four of the seven major CTAs in the Frontier Diversified Series were profitable in 2011. QIM, Cantab, Quantmetrics and Winton were profitable while Graham, Tiverton and Transtrend finished negative for the year.

Frontier Dynamic Series

2011

The Frontier Dynamic Series – Class 1 NAV lost 4.2% for the period ended July 15, 2011 (the date trading operations were ended), net of fees and expenses; the Frontier Dynamic Series – Class 2 NAV lost 3.3% for the period ended July 15, 2011, net of fees and expenses.

For the period ended July 15, 2011, the Frontier Dynamic Series recorded a net gain on investments of $115,076, net investment income of $250,426, and total expenses of $428,134, resulting in a net decrease in Owners’ capital from operations of $62,632. The NAV per Unit, Class 1, decreased from $91.94 at December 31, 2010, to $88.05 as of July 15, 2011. The NAV per Unit, Class 2, decreased from $94.40 at December 31, 2010, to $91.26 as of July 15, 2011. Total Class 1 subscriptions and redemptions for the period were $165,200 and $1,331,791, respectively. Total Class 2 subscriptions and redemptions for the period were $41,500 and $445,199, respectively. Ending capital at December 31, 2011, was $0 for Class 1 and $0 for Class 2.

The Frontier Dynamic Series may have had both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. The Dynamic Series invested in an option market basket of which the underlying investments are not transparent to the Trust. Therefore there are no Sector Attribution charts for the Dynamic Series.

Frontier Long/Short Commodity Series

2011

The Frontier Long/Short Commodity Series – Class 1 NAV gained 2.6% for the twelve months ended December 31, 2011, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2 NAV gained 5.7% for the twelve months ended December 31, 2011, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 NAV gained 5.7% for the twelve months ended December 31, 2011, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 1 a NAV gained 3.2% for the twelve months ended December 31, 2011, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a NAV gained 5.0% for the twelve months ended December 31, 2011, net of fees and expenses.

For the twelve months ended December 31, 2011, the Frontier Long/Short Commodity Series recorded net gain on investments of $17,234,688, net investment income of $1,371,889, and total expenses of $8,087,479, resulting in a net increase in Owners’ capital from operations attributable to controlling interests of $4,459,637 after operations attributable to non-controlling interests of ($6,059,461). The NAV per Unit, Class 1, increased from $132.73 at December 31, 2010, to $136.13 as of December 31, 2011. The NAV per Unit, Class 2, increased from $153.26 at December 31, 2010, to $161.97 as of December 31, 2010. The NAV per Unit, Class 3, increased from $153.26 at December 31, 2010, to $161.96 as of December 31, 2011. The NAV per Unit, Class 1a, increased from $117.96 at December 31, 2010, to $121.71 as of December 31, 2011. The NAV per Unit, Class 2a, increased from $121.18 at December 31, 2010, to $127.23 as of December 31, 2011. Total Class 1 subscriptions and redemptions for the twelve months were $75,898 and $29,615,581, respectively. Total Class 2 redemptions for the twelve months were $7,732,419. There were no Class 2 subscriptions. Total Class 3 subscriptions and redemptions for the twelve months were $19,475,762 and $13,879,097, respectively. Total Class 1a subscriptions and redemptions for the twelve months were $14,327,910 and $617,869, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $7,830,730 and $547,685, respectively. Ending capital at December 31, 2011, was $4,159,047 for Class 1, $9,188,762 for Class 2, $27,810,058 for Class 3, $18,891,395 for Class 1a and $10,911,464 for Class 2a.

The Frontier Long/Short Commodity Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Long/Short Commodity Series

Four of the seven sectors traded in the Frontier Long/Short Commodity Series were profitable in 2011. Precious Metals, Energies, Financials and Softs were positive while Base Metals, Grains were down for the year.

In terms of major CTA performance, two of the six major CTAs in the Frontier Long/Short Commodity Series were profitable in 2011. Rosetta and Strategic Ag were positive while Beach Horizon, Global Advisors, Red Oak and Mesirow were negative for the year.

Frontier Masters Series

2011

The Frontier Masters Series – Class 1 NAV lost 2.6% for the twelve months ended December 31, 2011, net of fees and expenses; the Frontier Masters Series – Class 2 NAV lost 0.9% for the twelve months ended December 31, 2011, net of fees and expenses.

For the period ended December 31, 2011 the Frontier Masters Series recorded a net gain on investments of $2,393,047, net investment income of $1,026,007, and total expenses of $4,466,240, resulting in a net decrease in Owners’ capital from operations attributable to controlling interests of $1,019,452 after operations attributable to non-controlling interests of $27,734. The NAV per Unit, Class 1, decreased from $102.96 at December 31, 2010, to $100.25 as of December 31, 2011. The NAV per Unit, Class 2, decreased from $105.81 at December 31, 2010, to $104.83 as of December 31, 2011. Total Class 1 subscriptions and redemptions for the period were $8,975,267 and $15,268,645, respectively. Total Class 2 subscriptions and redemptions for the period were $3,222,236 and $9,360,139, respectively. Ending capital at December 31, 2011, was $34,090,136 for Class 1 and $18,734,861for Class 2.

The Frontier Masters Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Masters Series

One of the six sectors traded in the Frontier Masters Series was profitable in 2011. Interest Rates was positive while Metals, Currencies, Energies, Agriculturals and Stock Indices were negative for the year.

In terms of major CTA performance, two of the four major CTAs in the Frontier Masters Series were profitable during the year. Cantab and Winton were positive while Transtrend and Tiverton finished negative for the year.

Balanced Series

2011

The Balanced Series – Class 1 NAV lost 5.6% for the twelve months ended December 31, 2011, net of fees and expenses; the Balanced Series – Class 1a NAV lost 6.8% for the twelve months ended December 31, 2011, net of fees and expenses; the Balanced Series – Class 2 NAV lost 2.8% for the twelve months ended December 31, 2011, net of fees and expenses; the Balanced Series – Class 2a NAV lost 4.0% for the twelve months ended December 31, 2011, net of fees and expenses; the Balanced Series – Class 3a NAV lost 4.0% for the twelve months ended December 31, 2011, net of fees and expenses.

For the twelve months ended December 31, 2011, the Balanced Series recorded net gain on investments of $5,648,268, net investment income of $534,877, and total expenses of $24,591,620, resulting in a net decrease in Owners’ capital from operations attributable to controlling interests of $12,244,073 after operations attributable to non- controlling interests of $6,164,402. The NAV per Unit, Class 1, decreased from $131.95 at December 31, 2010, to $124.50 at December 31, 2011. For Class 1a, the NAV per Unit decreased from

$116.36 at December 31, 2010, to $108.45 at December 31, 2011. The NAV per Unit, Class 2, decreased from $159.46 at December 31, 2010, to $155.02 at December 31, 2011. For Class 2a, the NAV per Unit decreased from $133.66 at December 31, 2010, to $128.35 at December 31, 2011. For Class 3a, the NAV per Unit decreased from $133.66 at December 31, 2010, to $128.36 at December 31, 2011. Total Class 1 subscriptions and redemptions for the twelve months were $680,177 and $94,481,950, respectively. Total Class 1a subscriptions and redemptions for the twelve month period were $5,618 and $2,387,579, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $1,266,575 and $13,042,325, respectively. Total Class 2a redemptions for the twelve month period were $652,135. There were no Class 2a subscriptions. Total Class 3a subscriptions and redemptions for the period were $810,623 and $1,420,305, respectively. Ending capital at December 31, 2011, was $183,785,318 for Class 1, $2,536,559 for Class 1a, $63,372,567 for Class 2, $2,784,830 for Class 2a and $2,952,802 for Class 3a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Balanced Series

Two of the six sectors traded in the Balanced Series were profitable in 2011. Energies and Interest Rates were profitable while Metals, Currencies, Agriculturals and Stock Indices finished negative for the year.

In terms of major CTA performance, three of the five major CTAs in the Balanced Series were profitable in 2011. QIM, Cantab and Winton were profitable while Tiverton and Transtrend finished negative for the year.

Effective July 2011, Cantab Capital Partners has been designated as a major CTA to the Balanced Series. QuantMetrics Capital Management, that previously was a major CTA to the Series, has been designated as a non-major CTA to the Series.

Berkeley/Graham/Tiverton Series (Formerly the Campbell/Graham/Tiverton Series)

2011

The Berkeley/Graham/Tiverton Series – Class 1 NAV lost 17.6% for the twelve months ended December 31, 2011, net of fees and expenses; the Berkeley/Graham/Tiverton Series – Class 2 NAV lost 15.1% for the twelve months ended December 31, 2011, net of fees and expenses.

For the twelve months ended December 31, 2011, the Berkeley/Graham/Tiverton Series recorded net loss on investments of $6,401,143, net investment income of $106,784, and total expenses of $2,973,773, resulting in a net decrease in Owners’ capital from operations of $9,268,132. The NAV per Unit, Class 1, decreased from $110.46 at December 31, 2010, to $91.02 as of December 31, 2011. The NAV per Unit, Class 2, decreased from $131.73 at December 31, 2010, to $111.84 as of December 31, 2011. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2011, were $73,374 and $18,343,967, respectively. Total Class 2 redemptions for the twelve months ended December 31, 2011, were $3,076,631. There were no Class 2 subscriptions. Ending capital at December 31, 2011, was $35,180,631 for Class 1 and $4,433,341 for Class 2.

The Berkeley/Graham/Tiverton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Berkeley/Graham/Tiverton Series

Two of the six sectors traded in the Berkeley/Graham/Tiverton Series were profitable in 2011. Metals and Interest Rates were positive while Energies, Currencies, Agriculturals and Stock Indices were negative for the year.

In terms of major CTA performance, Tiverton, Berkeley and Graham finished negative for the year.

Currency Series

2011

The Currency Series – Class 1 NAV lost 10.9% for the twelve months ended December 31, 2011, net of fees and expenses; the Currency Series – Class 2 NAV lost 8.2% for the twelve months ended December 31, 2011, net of fees and expenses.

For the twelve months ended December 31, 2011, the Currency Series recorded net loss on investments of $387,646, net investment income of $61,690, and total expenses of $294,981, resulting in a net decrease in Owners’ capital from operations of $620,937. The NAV per Unit, Class 1, decreased from $79.09 at December 31, 2010, to $70.48 as of December 31, 2011. The NAV per Unit, Class 2, decreased from $95.43 at December 31, 2010, to $87.61 as of December 31, 2011. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2011 were $58,429, and $1,610,039, respectively. Total Class 2 redemptions for the twelve months ended December 31, 2011, were $647,496. There were no Class 2 subscriptions. Ending capital at December 31, 2011, was $4,228,350 for Class 1 and $91,007 for Class 2.

The Currency Series may have both long and short exposure to the Currencies sector only. Because all returns are from the Currencies sector, there are no Sector Attribution charts for the Currency Series.

Long Only Commodity Series

2011

The Long Only Commodity Series – Class 1 NAV lost 7.4% for the period ended December 21, 2011, net of fees and expenses; the Long Only Commodity Series – Class 2 NAV lost 5.6% for the period ended December 21, 2011, net of fees and expenses; the Long Only Commodity Series – Class 3 NAV lost 5.8% from the beginning of operations on January 14, 2011 to December 21, 2011, net of fees and expenses;

For the period ended December 21, 2011, the Long Only Commodity Series recorded net loss on investments of $49,181, net investment income of $60,039, and total expenses of $89,977, resulting in a net decrease in Owners’ capital from operations of $79,119. The NAV per Unit, Class 1, decreased from $94.11 at December 21, 2010 to $87.11 as of December 21, 2011. The NAV per Unit, Class 2, decreased from $103.71 at December 31, 2010, to $97.88 as of December 21, 2011. The NAV per Unit, Class 3, decreased from $126.73 at January 14, 2011(the beginning of operations,) to $119.76 as of December 21, 2011. Total Class 1 subscriptions and redemptions for the period were $1,084 and $3,330,733, respectively. Total Class 2 redemptions for the period were $864,130. There were no Class 2 subscriptions. Total Class 3 subscriptions and redemptions for the period were $1,635,478 and $1,555,811, respectively. The Long Only Commodity Series ceased trading operations on December 21, 2011 and redeemed all existing units. As such, ending capital at December 31, 2011, was $0 for all Classes.

The Long Only Commodity Series may have had long-only exposure in the Energies, Metals, and Commodities sectors. The Long Only Commodity Series invested approximately equally in the Jefferies Commodity Performance Index and the Reuters/Jefferies CRB Index. There are no Sector Attribution charts for the Long Only Commodity Series.

Managed Futures Index Series

2011

The Managed Futures Index Series – Class 1 NAV lost 9.4% for the period ended December 21, 2011, net of fees and expenses; the Managed Futures Index Series – Class 2 NAV lost 7.7% for the period ended December 21, 2011, net of fees and expenses; the Managed Futures Index Series – Class 3 NAV lost 5.4% from the beginning of operations on January 14, 2011 to December 21, 2011, net of fees and expenses.

For the period ended December 21, 2011, the Managed Futures Index Series recorded a net loss on investments of $315,353, net investment income of $82,283, and total expenses of $125,207, resulting in a net decrease in Owners’ capital from operations of $358,277. The NAV per Unit, Class 1, decreased from $117.96 at December 31, 2010, to $106.83 as of December 21, 2011. The NAV per Unit, Class 2, decreased from $129.69 at December 31, 2010, to $119.76 as of December 31, 2011. The NAV per Unit, Class 3, decreased from $126.73 at January 14, 2011 (the beginning of operations) to $119.76 as of December 21, 2011. Total Class 1 redemptions for the period were $2,200,563. There were no Class 1 subscriptions. Total Class 2 redemptions for the period were $3,506,841. There were no Class 2 subscriptions. Total Class 3 subscriptions and redemptions for the period were $375,118 and $360,212, respectively. The Managed Futures Index Series ceased trading operations on December 21, 2011 and redeemed all existing units. As such, ending capital at December 31, 2011, was $0 for all Classes.

The Managed Futures Index Series may have had both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Managed Futures Index Series

One of the six sectors traded in the Managed Futures Index Series was profitable in 2011. Interest Rates were profitable while Metals, Currencies, Energies Agriculturals and Stock Indices were negative for the year.

Please note that November 2011 was the last full trading month for the Managed Futures Index Series.

Winton Series

2011

The Winton Series – Class 1 NAV gained 4.5% for the twelve months ended December 31, 2011, net of fees and expenses; the Winton Series – Class 2 NAV gained 7.7% for the twelve months ended December 31, 2011, net of fees and expenses.

For the twelve months ended December 31, 2011, the Winton Series recorded net gain on investments of $5,865,030, net investment income of $457,889, and total expenses of $3,596,286, resulting in a net increase in Owners’ capital from operations of $2,726,633. The NAV per Unit, Class 1, increased from $135.04 at December 31, 2010, to $141.13 as of December 31, 2011. The NAV per Unit, Class 2, increased from $153.99 at December 31, 2010, to $165.82 as of December 31, 2011. Total Class 1 subscriptions for the year were $256,132 and redemptions were $13,146,425. Total Class 2 redemptions for the year were $507,653. There were no Class 2 subscriptions. Ending capital at December 31, 2011, was $38,345,799 for Class 1 and $11,702,325 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Winton Series

Two of the six sectors traded in the Winton Series were profitable in 2011. Metals and Interest Rates were positive while Currencies, Energies, Agriculturals and Stock Indices were negative for the year.

Winton/Graham Series

2011

The Winton/Graham Series – Class 1 NAV lost 12.6% for the twelve months ended December 31, 2011, net of fees and expenses; the Winton/Graham Series – Class 2 NAV lost 10.0% for the twelve months ended December 31, 2011, net of fees and expenses. For the twelve months ended December 31, 2011, the Winton/Graham Series recorded net loss on investments of $2,260,583, net investment income of $217,875, and total expenses of $2,926,790, resulting in a net decrease in Owners’ capital from operations of $4,498,779, after non-controlling interest of $470,719. The NAV per Unit, Class 1, decreased from $119.83 at December 31, 2010, to $104.73 as of December 31, 2011. The NAV per Unit, Class 2, decreased from $144.04 at December 31, 2010, to $129.70 as of December 31, 2011. Total Class 1 subscriptions and redemptions for the twelve months were $111,245 and $17,353,576, respectively. Total Class 2 redemptions for the twelve months were $4,995,641. There were no Class 2 subscriptions. Ending capital at December 31, 2011, was $24,783,519 for Class 1 and $5,990,168 for Class 2.

The Winton/Graham Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Winton/Graham Series

Two of the six sectors traded in the Winton/Graham Series were profitable in 2011. Metals and Interest Rates were positive while Stock Indices, Energies, Agriculturals and Currencies were negative for the year.

In terms of major CTA performance, Winton was positive while Graham was negative for the year.

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

For the twelve months ended December 31, 2010 the Frontier Dynamic Series recorded a net gain on investments of $347,884, net investment income of $454,918, and total expenses of $779,081, resulting in a net increase in Owners’ capital from operations of $23,721. The NAV per Unit, Class 1, decreased from $91.43 at December 31, 2009, to $91.94 as of December 31, 2010. The NAV per Unit, Class 2, increased from $92.25 at December 31, 2009, to $94.40 as of December 31, 2010. Total Class 1 subscriptions and redemptions for the period were $860,542 and $261,947, respectively. Total Class 2 subscriptions and redemptions for the period were $133,094 and $19,405, respectively. Ending capital at December 31, 2010, was $1,219,222 for Class 1 and $413,700 for Class 2.

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

For the twelve months ended December 31, 2010, the Frontier Long/Short Commodity Series recorded net gain on investments of $15,903,113, net investment income of $1,120,080, and total expenses of $8,021,021, resulting in a net increase in Owners’ capital from operations of $11,915,293 after non-controlling interests of $2,913,121. The NAV per Unit, Class 1, increased from $113.77 at December 31, 2009, to $132.73 as of December 31, 2010. The NAV per Unit, Class 2, increased from $127.49 at December 31, 2009, to $153.26 as of December 31, 2010. The NAV per Unit, Class 3, increased from $127.49 at December 31, 2009, to $153.26 as of December 31, 2010. The NAV per Unit, Class 1a, increased from $101.49 at December 31, 2009, to $117.96 as of December 31, 2010. The NAV per Unit, Class 2a, increased from $102.48 at December 31, 2009, to $121.18 as of September 30, 2010. Total Class 1 subscriptions and redemptions for the twelve months were $119,434 and $19,502,051, respectively. Total Class 2 redemptions for the twelve months were $2,103,245. There were no subscriptions. Total Class 3 subscriptions and redemptions for the twelve months were $14,889,732 and $3,211,460, respectively. Total Class 1a subscriptions and redemptions for the twelve months were $4,247,899 and $404,900, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $2,527,455 and $148,649, respectively. Ending capital at December 31, 2010, was $31,185,756 for Class 1, $15,584,978 for Class 2, $20,998,571 for Class 3, $5,652,309 for Class 1a and $3,761,826 for Class 2a.

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

For the period ended December 31, 2010 the Frontier Masters Series recorded a net gain on investments of $8,845,121, net investment income of $941,795, and total expenses of $3,767,056, resulting in a net increase in Owners’ capital from operations of $6,019,860. The NAV per Unit, Class 1, increased from $94.46 at December 31, 2009, to $102.96 as of December 31, 2010. The NAV per Unit, Class 2, increased from $95.37 at December 31, 2009, to $105.81 as of December 31, 2010. Total Class 1 subscriptions and redemptions for the period were $26,672,742 and $3,606,610, respectively. Total Class 2 subscriptions and redemptions for the period were $16,395,263 and $2,492,712, respectively. Ending capital at December 31, 2010, was $41,213,675 for Class 1 and $25,062,055for Class 2.

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

For the twelve months ended December 31, 2010, the Balanced Series recorded net gain on investments of $82,334,394, net investment income of $404,451, and total expenses of $26,553,122, resulting in a net increase in Owners’ capital from operations of $41,691,751 after non- controlling interests of ($14,493,972). The NAV per Unit, Class 1, increased from $118.54 at December 31, 2009, to $131.95 at December 31, 2010. For Class 1a, the NAV per Unit increased from $105.50 at December 31, 2009, to $116.36 at December 31, 2010. The NAV per Unit, Class 2, increased from $139.01 at December 31, 2009, to $159.46 at December 31, 2010. For Class 2a, the NAV per Unit increased from $117.60 at December 31, 2009, to $133.66 at December 31, 2010. For Class 3a, the NAV per Unit increased from $117.60 at December 31, 2009, to $133.66 at December 31, 2010. Total Class 1 subscriptions and redemptions for the twelve months were $733,684 and $29,047,428, respectively. Total Class 1a subscriptions and redemptions for the twelve month period were $25,858 and $4,516,519, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $14,425 and $10,887,458, respectively. Total Class 2a redemptions for the twelve month period were $163,315. There were no subscriptions. Total Class 3a subscriptions and redemptions for the period were $3,412,987 and $1,382,434, respectively. Ending capital at December 31, 2010, was $287,807,510 for Class 1, $5,120,558 for Class 1a, $76,715,728 for Class 2, $3,562,374 for Class 2a and $3,691,280 for Class 3a.

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

Sector Attribution for the Frontier Balanced Series

Berkeley/Graham/Tiverton Series (Formerly the Campbell/Graham/Tiverton Series)

2010

The Berkeley/Graham/Tiverton Series – Class 1 NAV gained 5.6% for the twelve months ended December 31, 2010, net of fees and expenses; the Berkeley/Graham/Tiverton Series – Class 2 NAV gained 8.8% for the twelve months ended December 31, 2010, net of fees and expenses.

For the twelve months ended December 31, 2010, the Berkeley/Graham/Tiverton Series recorded net gain on investments of $10,645,135, net investment income of $8,268, and total expenses of $4,848,257, resulting in a net increase in Owners’ capital from operations of $3,912,601 after non-controlling interests of ($1,892,545). The NAV per Unit, Class 1, increased from $104.65 at December 31, 2009, to $110.46 as of December 31, 2010. The NAV per Unit, Class 2, increased from $121.10 at December 31, 2009, to $131.73 as of December 31, 2010. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2010, were $124,546 and $10,995,712, respectively. Total Class 2 redemptions for the twelve months ended December 31, 2010, were $2,174,467. There were no subscriptions. Ending capital at December 31, 2010, was $61,842,996 for Class 1 and $8,386,332 for Class 2.

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

For the twelve months ended December 31, 2010, the Currency Series recorded net gain on investments of $522,823, net investment income of $129,943, and total expenses of $483,015, resulting in a net increase in Owners’ capital from operations of $169,751. The NAV per Unit, Class 1, increased from $78.00 at December 31, 2009, to $79.09as of December 31, 2010. The NAV per Unit, Class 2, increased from $91.34 at December 31, 2009, to $95.43 as of December 31, 2010. Total Class 1 subscriptions and redemptions for the twelve months ending December 31, 2010 were $65,957, and $1,751,140, respectively. Total Class 2 redemptions for the twelve months ending December 31, 2010, was $1,553,296. There were no subscriptions. Ending capital at December 31, 2010, was $6,381,882 for Class 1 and $757,518 for Class 2.

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

For the twelve months ended December 31, 2010, the Long Only Commodity Series recorded net gain on investments of $522,102, net investment income of $83,311, and total expenses of $138,332, resulting in a net increase in Owners’ capital from operations of $467,081. The NAV per Unit, Class 1, increased from $83.59 at December 31, 2009 to $94.11 as of December 31, 2010. The NAV per Unit, Class 2, increased from $90.30 at December 31, 2009, to $103.71 as of December 31, 2010. Total Class 1 subscriptions and redemptions for the twelve months were $935 and $731,802, respectively. Total Class 2 redemptions for the twelve months were $209,308. There were no subscriptions. Ending capital at December 31, 2010, was $3,348,953 for Class 1 and $844,278 for Class 2.

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

For the twelve months ended December 31, 2010 the Managed Futures Index Series recorded a net gain on investments of $432,488, net investment income of $51,321, and total expenses of $179,735, resulting in a net increase in Owners’ capital from operations of $304,074. The NAV per Unit, Class 1, increased from $112.54 at December 31, 2009, to $117.96 as of December 31, 2010. The NAV per Unit, Class 2, increased from $121.28 at December 31, 2009, to $129.69 as of December 31, 2010. Total Class 1 redemptions for the twelve months were $518,756. There were no subscriptions. Total Class 2 subscriptions and redemptions for the twelve months were $2,000,000 and $398,064, respectively. Ending capital at December 31, 2010, was $1,388,452 for Class 1 and $3,772,011 for Class 2.

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

For the twelve months ended December 31, 2010, the Winton Series recorded net gain on investments of $12,010,660, net investment income of $306,338, and total expenses of $3,812,097, resulting in a net increase in Owners’ capital from operations of $8,504,901. The NAV per Unit, Class 1, increased from $117.57 at December 31, 2009, to $135.04 as of December 31, 2010. The NAV per Unit, Class 2, increased from $130.10 at December 31, 2009, to $153.99 as of December 31, 2010. Total Class 1 subscriptions for the twelve months were $277,520 and redemptions were $5,850,898. Total Class 2 redemptions for the twelve month period were $614,265. There were no subscriptions. Ending capital at December 31, 2010, was $49,350,981 for Class 1 and $11,368,456 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Twelve Months Ended December 31, 2010, for additional information regarding these sectors.

Sector Attribution for the Winton Series

Winton/Graham Series

2010

The Winton/Graham Series – Class 1 NAV gained 8.9% for the twelve months ended December 31, 2010, net of fees and expenses; the Winton/Graham Series – Class 2 NAV gained 12.2% for the twelve months ended December 31, 2010, net of fees and expenses. For the twelve months ended December 31, 2010, the Winton/Graham Series recorded net gain on investments of $11,966,369, net investment income of $263,156, and total expenses of $4,321,685, resulting in a net increase in Owners’ capital from operations of $5,263,217, after non-controlling interest of ($2,644,623). The NAV per Unit, Class 1, increased from $110.06 at December 31, 2009, to $119.83 as of December 31, 2010. The NAV per Unit, Class 2, increased from $128.39 at December 31, 2009, to $144.04 as of December 31, 2010. Total Class 1 subscriptions and redemptions for the twelve months were $143,516 and $6,276,569, respectively. Total Class 2 redemptions for the twelve months were $2,310,599. There were no subscriptions. Ending capital at December 31, 2010, was $45,898,246 for Class 1 and $11,612,192 for Class 2.

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

Frontier Diversified Series

2009

The Frontier Diversified Series began trading operations on June 9, 2009. The Frontier Diversified Series–Class 1 NAV lost 3.2% since the beginning of operation through the period ended December 31, 2009, net of fees and expenses; the Frontier Diversified Series–Class 2 NAV lost 2.2% since the beginning of operations through the period ended December 31, 2009, net of fees and expenses.

For the period ended December 31, 2009 the Frontier Diversified Series recorded a net loss on investments of $470,461, net investment income of $489,238, and total expenses of $1,325,693, resulting in a net decrease in Owners’ capital from operations of $1,306,916. The NAV per Unit, Class 1, decreased from $100.00 at June 8, 2009, to $96.80 as of December 31, 2009. The Net Asset Value per Unit, Class 2, decreased from $100.00 at June 8, 2009, to $97.77 as of December 31, 2009. Total Class 1 subscriptions for the period were $33,810,390 and redemptions were $10,924. Total Class 2 subscriptions for the period were $23,982,063 and redemptions were $158,494. Ending capital at December 31, 2009, was $32,960,540 for Class 1 and $23,355,579 for Class 2.

The Frontier Diversified Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Twelve Months Ended December 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Frontier Diversified Series

Frontier Dynamic Series

2009

The Frontier Dynamic Series began trading operations on June 9, 2009. The Frontier Dynamic Series–Class 1 NAV lost 8.6% since the beginning of operations through the period ended December 31, 2009, net of fees and expenses; the Frontier Dynamic Series–Class 2 NAV lost 7.8% since the beginning of operation through the period ended December 31, 2009 net of fees and expenses.

For the period ended December 31, 2009 the Frontier Dynamic Series recorded a net gain on investments of $129,144, net investment income of $269,363, and total expenses of $435,159, resulting in a net decrease in Owners’ capital from operations of $36,652. The NAV per Unit, Class 1, decreased from $100.00 at June 8, 2009, to $91.43 as of December 31, 2009. The NAV per Unit, Class 2,

decreased from $100.00 at June 8, 2009, to $92.25 as of December 31, 2009. Total Class 1 subscriptions for the period were $628,769. There were no redemptions. Total Class 2 subscriptions for the period were $304,800. There were no redemptions. Ending capital at December 31, 2009, was $606,255 for Class 1 and $290,662 for Class 2.

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

2009

The Frontier Long/Short Commodity Series Class 3 began trading operations on May 29, 2009 and Classes 1a and 2a began trading operations on June 8, 2009.

The Frontier Long/Short Commodity Series–Class 1 NAV gained 13.3% for the twelve months ended December 31, 2009, net of fees and expenses; the Frontier Long/Short Commodity Series–Class 2 NAV gained 16.7% for the twelve months ended December 31, 2009, net of fees and expenses; the Frontier Long/Short Commodity Series–Class 3 NAV gained 3.9% since the beginning of operations through the period ended December 31, 2009; the Frontier Long/Short Commodity Series–Class 1a NAV gained 1.5% since the beginning of operations through the period ended December 31, 2009; the Frontier Long/Short Commodity Series–Class 2a NAV gained 2.5% since the beginning of operations through the period ended December 31, 2009.

For the twelve months ended December 31, 2009, the Frontier Long/Short Commodity Series recorded net gain on investments of $28,920,002, net investment income of $1,213,141, and total expenses of $6,847,493, resulting in a net increase in Owners’ capital from operations of $8,527,351 after non-controlling interests of ($14,758,299). The NAV per Unit, Class 1, increased from $100.39 at December 31, 2008, to $113.77 as of December 31, 2009. The NAV per Unit, Class 2, increased from $109.28 at December 31, 2008, to $127.49 as of December 31, 2009. The NAV per Unit, Class 3, increased from $122.70 at the start of operations, to $127.49 as of December 31, 2009. The NAV per Unit, Class 1a, increased from $100.00 at the start of operations, to $101.49 as of December 31, 2009. The NAV per Unit, Class 2a, increased from $100.00 at the start of operations, to $102.48 as of December 31, 2009. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2009 were $7,069,581 and $14,009,386, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2009 were $3,221,195 and $1,557,461, respectively. Total Class 3 subscriptions and redemptions from the start of operations through December 31, 2009 were $6,746,852 and $821,589, respectively. Total Class 1a subscriptions from the start of operations through December 31, 2009 were $1,080,344. There were no redemptions. Total Class 2a subscriptions from the start of operations through December 31, 2009 were $864,750. There were no redemptions. Ending capital at December 31, 2009, was $45,759,225 for Class 1, $14,986,103 for Class 2, $6,140,056 for Class 3, $1,092,016 for Class 1a and $876,532 for Class 2a.

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

Sector Attribution for the Long/Short Commodity Series

Frontier Masters Series

2009

The Frontier Masters Series began trading operations on June 9, 2009. The Frontier Masters Series–Class 1 NAV lost 5.5% since the beginning of operations through the period ended December 31, 2009, net of fees and expenses; the Frontier Masters Series–Class 2 NAV lost 4.6% since the beginning of operations through the period ended December 31, 2009, net of fees and expenses.

For the period ended December 31, 2009 the Frontier Masters Series recorded a net loss on investments of $312,999, net investment income of $292,218, and total expenses of $886,162, resulting in a net decrease in Owners’ capital from operations of $906,943. The NAV per Unit, Class 1, decreased from $100.00 at June 8, 2009, to $94.46 as of December 31, 2009. The NAV per Unit, Class 2, decreased from $100.00 at June 8, 2009, to $95.37 as of December 31, 2009. Total Class 1 subscriptions and redemptions for the period were $15,344,142 and $4,896, respectively. Total Class 2 subscriptions for the period were $8,854,884. There were no redemptions. Ending capital at December 31, 2009, was $14,723,330 for Class 1 and $8,563,857 for Class 2.

The Frontier Masters Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Twelve Months Ended December 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Frontier Masters Series

Balanced Series

2009

The Balanced Series–Class 1 NAV lost 5.3% for the twelve months ended December 31, 2009, net of fees and expenses; the Balanced Series–Class 1a NAV lost 5.9% for the twelve months ended December 31, 2009, net of fees and expenses; the Balanced Series–Class 2 NAV lost 2.4% for the twelve months ended December 31, 2009, net of fees and expenses; the Balanced Series–Class 2a NAV lost 3.1% for the twelve months ended December 31, 2009, net of fees and expenses; the Balanced Series–Class 3a NAV lost 3.6% since the beginning of operations through December 31, 2009, net of fees and expenses.

For the twelve months ended December 31, 2009, the Balanced Series recorded net loss on investments of $491,297, net investment income of $901,710, and total expenses of $19,999,746, resulting in a net decrease in Owners’ capital from operations of $19,150,902 after non-controlling interests of $438,431. The NAV per Unit, Class 1, decreased from $125.17 at December 31, 2008, to $118.54 at December 31, 2009. For Class 1a, the NAV per Unit decreased from $112.09 at December 31, 2008, to $105.50 at December 31, 2009. The NAV per Unit, Class 2, decreased from $142.44 at December 31, 2008, to $139.01 at December 31, 2009. For Class 2a, the NAV per Unit decreased from $121.30 at December 31, 2008, to $117.60 at December 31, 2009. For Class 3, the NAV per Unit decreased from $121.97 at the start of operations, to $117.60 at December 31, 2009.Total Class 1 subscriptions and redemptions for the twelve months were $75,585,729 and $29,735,827, respectively. Total Class 1a subscriptions and redemptions for the twelve-month period were $3,817,405 and $2,204,487, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $25,917,174 and $13,622,072, respectively. Total Class 2a subscriptions and redemptions for the twelve month period were $1,802,211 and $282,240, respectively. Total Class 3 subscriptions and redemptions from the start of operations through December 31, 2009 were $1,241,589 and $35,688, respectively. Ending capital at December 31, 2009, was $286,024,307 for Class 1, $9,150,114 for Class 1a, $77,372,166 for Class 2, $3,298,566 for Class 2a, and $1,170,746 for Class 3.

The Balanced Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during fiscal 2009. See comments above under Market Conditions for Twelve Months Ended December 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Balanced Series

Berkeley/Graham/Tiverton Series (Formerly the Campbell/Graham/Tiverton Series)

2009

The Berkeley/Graham/Tiverton Series–Class 1 NAV lost 5.3% for the twelve months ended December 31, 2009, net of fees and expenses; the Berkeley/Graham/Tiverton Series–Class 2 NAV lost 2.4% for the twelve months ended December 31, 2009, net of fees and expenses.

For the twelve months ended December 31, 2009, the Berkeley/Graham/Tiverton Series recorded net loss on investments of $697,472, net investment income of $293,910, and total expenses of $5,084,022, resulting in a net decrease in Owners’ capital from operations of $4,151,058 after non-controlling interests of $1,336,526. The NAV per Unit, Class 1, decreased from $110.54 at December 31, 2008, to $104.65 as of December 31, 2009. The NAV per Unit, Class 2, decreased from $124.14 at December 31, 2008, to $121.10 as of December 31, 2009. Total Class 1 subscriptions for the twelve months ended December 31, 2009, were $10,924,243 and redemptions were $7,507,650. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2009, were $4,025,676, and $1,693,780, respectively. Ending capital at December 31, 2009, was $69,447,366 for Class 1 and $9,914,994 for Class 2. The Berkeley/Graham/Tiverton Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2009. See comments above under Market Conditions for Twelve Months Ended December 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Berkeley/Graham/Tiverton Series

Currency Series

2009

The Currency Series–Class 1 NAV lost 18.9% for the twelve months ended December 31, 2009, net of fees and expenses; the Currency Series–Class 2 NAV lost 16.4% for the twelve months ended December 31, 2009, net of fees and expenses.

For the twelve months ended December 31, 2009, the Currency Series recorded net loss on investments of $2,057,466, net investment income of $88,884, and total expenses of $603,794, resulting in a net decrease in Owners’ capital from operations of $2,572,376. The NAV per Unit, Class 1, decreased from $96.19 at December 31, 2008, to $78.00 as of December 31, 2009. The NAV per Unit, Class 2, decreased from $109.30 at December 31, 2008, to $91.34 as of December 31, 2009. Total Class 1 subscriptions and redemptions for the twelve months ending December 31, 2009 were $570,243, and $2,434,358, respectively. Total Class 2 subscriptions and redemptions for the twelve months ending December 31, 2009 were $82,125 and $284,291, respectively. Ending capital at December 31, 2009, was $7,934,382 for Class 1 and $2,273,746 for Class 2. All commodity interest positions of the Currency Series during 2009 were within the Currencies sector.

Long Only Commodity Series

2009

The Long Only Commodity Series–Class 1 NAV gained 18.9% for the twelve months ended December 31, 2009, net of fees and expenses; the Long Only Commodity Series–Class 2 NAV gained 21.3% for the twelve months ended December 31, 2009, net of fees and expenses.

For the twelve months ended December 31, 2009, the Long Only Commodity Series recorded net gain on investments of $859,729, net investment income of $76,629, and total expenses of $143,176, resulting in a net increase in Owners’ capital from operations of $793,182. The NAV per Unit, Class 1, increased from $70.31 at December 31, 2008 to $83.59 as of December 31, 2009. The NAV per Unit, Class 2, increased from $74.46 at December 31, 2008, to $90.30 as of December 31, 2009. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2009 were $409,347 and $572,400, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2009 were $86,800 and $93,077, respectively. Ending capital at December 31, 2009, was $3,711,581 for Class 1 and $954,744 for Class 2.

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

Managed Futures Index Series

2009

The Managed Futures Index Series–Class 1 NAV lost 14.9% for the twelve months ended December 31, 2009, net of fees and expenses; the Managed Futures Index Series–Class 2 NAV lost 13.2% for the twelve months ended December 31, 2009, net of fees and expenses.

For the twelve months ended December 31, 2009, the Managed Futures Index Series recorded a net loss on investments of $490,441, net investment income of $67,985, and total expenses of $139,823, resulting in a net decrease in Owners’ capital from operations of $562,279. The NAV per Unit, Class 1, decreased from $132.18 at December 31, 2008, to $112.54 as of December 31, 2009. The NAV per Unit, Class 2, decreased from $139.70 at December 31, 2008, to $121.28 as of December 31, 2009. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2009 were $708,699 and $822,446, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2009 were $1,271,138 and $224,954, respectively. Ending capital at December 31, 2009, was $1,831,435 for Class 1 and $1,941,774 for Class 2. The Managed Futures Index Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2009. See comments above under Market Conditions for Twelve Months Ended December 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Managed Futures Index Series

Winton Series

2009

The Winton Series–Class 1 NAV lost 9.8% for the twelve months ended December 31, 2009, net of fees and expenses; the Winton Series–Class 2 NAV lost 7.1% for the twelve months ended December 31, 2009, net of fees and expenses.

For the twelve months ended December 31, 2009, the Winton Series recorded net loss on investments of $7,737,998, net investment income of $361,106, and total expenses of $3,375,280, resulting in a net decrease in Owners’ capital from operations of $6,685,179, after minority interests of $4,066,993. The NAV per Unit, Class 1, decreased from $130.41 at December 31, 2008, to $117.57 as of December 31, 2009. The NAV per Unit, Class 2, decreased from $140.04 at December 31, 2008, to $130.10 as of December 31, 2009. Total Class 1 subscriptions for the twelve months were $287,976 and redemptions were $8,522,436. Total Class 2 subscriptions and redemptions for the twelve-month period were $200,000, and $905,208, respectively. Ending capital at December 31, 2009, was $48,198,317 for Class 1 and $10,203,862 for Class 2.

The Winton Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2009. See comments above under Market Conditions for Twelve Months Ended December 31, 2009, for additional information regarding these sectors.

Sector Attribution for the Winton Series

Winton/Graham Series

2009

The Winton/Graham Series–Class 1 NAV lost 5.3% for the twelve months ended December 31, 2009, net of fees and expenses; the Winton/Graham Series–Class 2 NAV lost 2.4% for the twelve months ended December 31, 2009, net of fees and expenses.

For the twelve months ended December 31, 2009, the Winton/Graham Series recorded net gain on investments of $3,919,086, net investment income of $259,485, and total expenses of $3,626,096, resulting in a net decrease in Owners’ capital from operations of $2,795,125 after non-controlling interests of ($3,347,600). The NAV per Unit, Class 1, decreased from $116.18 at December 31, 2008, to $110.06 as of December 31, 2009. The NAV per Unit, Class 2, decreased from $131.49 at December 31, 2008, to $128.39 as of December 31, 2009. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2009 were $20,207,122 and $5,384,099, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2009 were $360,401 and $1,892,655, respectively. Ending capital at December 31, 2009, was $48,168,395 for Class 1 and $12,522,478 for Class 2. The Winton/Graham Series had exposure to commodity interest positions within the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors during 2009. See comments above under Market Conditions for Twelve Months Ended December 31, 2009, for additional information regarding these sectors.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2011 and 2010. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Frontier Diversified Series: (1)

MARKET SECTOR	December 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$5,973,146	4.5%	$2,922,054	1.8%
Currencies	$4,110,056	3.1%	$2,240,613	1.4%
Stock Indices	$2,947,326	2.2%	$6,404,181	4.0%
Metals	$267,495	0.2%	$1,371,891	0.9%
Agriculturals/Softs	$2,060,410	1.5%	$5,305,078	3.3%
Energy	$2,137,689	1.6%	$7,868,442	4.9%
Total:	$17,496,122	13.1%	$26,112,259	16.3%

Twelve Months Ended December 31, 2011

Frontier Dynamic Series: (2), (7)

	December 31, 2011		December 31, 2010
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0.0%	$—	—
Currencies	$—	0.0%	$—	—
Stock Indices	$—	0.0%	$—	—
Metals	$—	0.0%	$—	—
Agriculturals/Softs	$—	0.0%	$—	—
Energy	$—	0.0%	$—	—
Total:	$—	0.0%	$—	—

Frontier Long/Short Commodity Series:

MARKET SECTOR	December 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,033,509	1.5%	$322,364	0.4%
Currencies	$460,279	0.6%	$242,199	0.3%
Stock Indices	$681,982	1.0%	$411,536	0.5%
Metals	$406,988	0.6%	$329,861	0.4%
Agriculturals/Softs	$2,736,200	3.9%	$3,206,941	4.2%
Energy	$4,843,829	6.8%	$4,762,766	6.2%
Total:	$10,162,787	14.4%	$9,275,667	12.0%

Frontier Masters Series: (3)

MARKET SECTOR	December 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,517,381	2.9%	$835,668	1.3%
Currencies	$1,168,162	2.2%	$424,749	0.6%
Stock Indices	$551,850	1.0%	$756,786	1.1%
Metals	$224,102	0.4%	$277,901	0.4%
Agriculturals/Softs	$612,343	1.2%	$251,661	0.4%
Energy	$499,134	0.9%	$203,123	0.3%
Total:	$4,572,972	8.6%	$2,749,888	4.1%

Balanced Series: (4) (5)

MARKET SECTOR	December 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$12,658,095	5.0%	$8,353,253	2.2%
Currencies	$9,980,695	3.9%	$6,381,910	1.7%
Stock Indices	$6,408,240	2.5%	$18,517,071	4.9%
Metals	$530,322	0.2%	$3,908,168	1.0%
Agriculturals/Softs	$4,171,096	1.6%	$15,220,938	4.0%
Energy	$4,239,430	1.7%	$22,499,117	6.0%
Total:	$37,987,878	14.9%	$74,880,457	19.8%

Berkeley/Graham/Tiverton Series:

MARKET SECTOR	December 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,987,350	5.0%	$718,098	1.0%
Currencies	$2,181,879	5.5%	$1,434,603	2.0%
Stock Indices	$821,477	2.1%	$1,023,873	1.5%
Metals	$20,795	0.1%	$206,109	0.3%
Agriculturals/Softs	$693,002	1.7%	$327,581	0.5%
Energy	$323,096	0.8%	$233,916	0.3%
Total:	$6,027,599	15.2%	$3,944,180	5.6%

Currency Series: (6)

MARKET SECTOR	December 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0%	$—	0%
Currencies	$940,205	21.8%	$381,279	1.9%
Stock Indices	$—	0%	$—	0%
Metals	$—	0%	$—	0%
Agriculturals/Softs	$—	0%	$—	0%
Energy	$—	0%	$—	0%
Total:	$940,205	21.8%	$381,279	1.9%

Long Only Commodity Series: (7)

MARKET SECTOR	December 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0.0%	$—	0.0%
Currencies	$—	0.0%	$—	0.0%
Stock Indices	$—	0.0%	$—	0.0%
Metals	$—	0.0%	$97,920	2.3%
Agriculturals/Softs	$—	0.0%	$138,720	3.3%
Energy	$—	0.0%	$171,360	4.1%
Total:	$—	0.0%	$408,000	9.7%

Managed Futures Index Series: (7)

MARKET SECTOR	December 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0.0%	$144,635	2.8%
Currencies	$—	0.0%	$338,036	6.6%
Stock Indices	$—	0.0%	$105,228	2.0%
Metals	$—	0.0%	$37,502	0.7%
Agriculturals/Softs	$—	0.0%	$94,797	1.8%
Energy	$—	0.0%	$44,273	0.9%
Total:	$—	0.0%	$764,471	14.8%

Winton Series:

MARKET SECTOR	December 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,435,740	2.9%	$732,649	1.2%
Currencies	$1,562,233	3.1%	$1,247,838	2.1%
Stock Indices	$346,133	0.7%	$950,979	1.6%
Metals	$153,107	0.3%	$274,568	0.5%
Agriculturals/Softs	$411,136	0.8%	$675,764	1.1%
Energy	$80,743	0.2%	$259,374	0.4%
Total:	$3,989,092	8.0%	$4,141,172	6.9%

Winton/Graham Series:

MARKET SECTOR	December 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$2,634,892	8.6%	$1,277,380	2.2%
Currencies	$2,502,412	8.1%	$2,303,772	4.0%
Stock Indices	$933,122	3.0%	$1,627,973	2.8%
Metals	$226,400	0.7%	$322,999	0.6%
Agriculturals/Softs	$845,163	2.7%	$721,077	1.3%
Energy	$325,600	1.1%	$418,361	0.7%
Total:	$7,467,589	24.2%	$6,671,562	11.6%

(1)	As of December 31, 2010, a portion of the assets of the Frontier Diversified Series was invested in an Option basket of futures contracts with a notional value of $15,569,595. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(2)	As of December 31, 2010, a portion of the assets of the Frontier Dynamic Series was invested in an Option basket of futures contracts with a notional value of $27,048,602. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(3)	As of December 31, 2010, a portion of the assets of the Frontier Masters Series was invested in an Option basket of futures contracts with a notional value of $26,242,246. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(4)	As of December 31, 2010, a portion of the assets of the Balanced Series was invested in the Currency Series and the Frontier Dynamic Series. The Balanced Series effective ownership in these Series as of December 31, 2010 was 63.9 and 94.0%, respectively. Including its investment in these Series, total value at risk for the Balanced Series would be $74,880,457, or 19.8% of capitalization as of December 31, 2010.
(5)	As of December 31, 2011 and December 31, 2010, a portion of the assets of the Balanced Series was invested in an Option basket of futures contracts with a notional value of $14,129,540 and 68,460,196, respectively. As of December 31, 2011, a portion of the assets of the Balanced Series was invested separate Option basket of futures contracts with a notional value of $23,551,287. Margin information is not available for these contracts therefore no value at risk calculations were included in the table for this investment.
(6)	As December 31, 2010, a portion of the assets of the Currency Series was invested in an Option basket of futures contracts with a notional value of $11,567,063. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(7)	The Frontier Dynamic Series, Long/Only Commodity Series and Managed Futures Index Series ceased trading operations during 2011.

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2011 and 2010, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Frontier Diversified Series: (1)

MARKET SECTOR	December 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$3,369,219	2.5%	$1,926,805	1.2%
Currencies	$1,228,013	0.9%	$546,042	0.3%
Stock Indices	$1,308,974	1.0%	$2,208,762	1.4%
Metals	$98,304	0.1%	$—	0.0%
Agriculturals/Softs	$105,897	0.1%	$82,136	0.1%
Energy	$217,312	0.2%	$12,360	0.0%
Total:	$6,327,719	4.8%	$4,776,105	3.0%

Frontier Dynamic Series: (2),(7)

MARKET SECTOR	December 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0.0%	$—	0.0%
Currencies	$—	0.0%	$—	0.0%
Stock Indices	$—	0.0%	$—	0.0%
Metals	$—	0.0%	$—	0.0%
Agriculturals/Softs	$—	0.0%	$—	0.0%
Energy	$—	0.0%	$—	0.0%
Total:	$—	0.0%	$—	0.0%

Frontier Long/Short Commodity Series:

MARKET SECTOR	December 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$515,192	0.7%	$66,120	0.1%
Currencies	$—	0.0%	$1,254	0.0%
Stock Indices	$206,023	0.3%	$85,572	0.1%
Metals	$228,484	0.3%	$—	0.0%
Agriculturals/Softs	$74,490	0.1%	$3,384	0.0%
Energy	$578,064	0.8%	$30,730	0.0%
Total:	$1,602,253	2.2%	$187,060	0.2%

Frontier Masters Series: (3)

MARKET SECTOR	December 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,187,798	2.2%	$410,199	0.6%
Currencies	$131,064	0.2%	$58,054	0.1%
Stock Indices	$198,234	0.4%	$356,351	0.5%
Metals	$42,731	0.1%	$—	0.0%
Agriculturals/Softs	$21,356	0.0%	$5,516	0.0%
Energy	$131,577	0.2%	$—	0.0%
Total:	$1,712,760	3.1%	$830,120	1.2%

Balanced Series: (4), (5)

MARKET SECTOR	December 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$7,028,828	2.8%	$5,521,643	1.5%
Currencies	$3,874,144	1.5%	$1,642,252	0.4%
Stock Indices	$2,844,170	1.1%	$6,375,104	1.7%
Metals	$182,364	0.1%	$—	0.0%
Agriculturals/Softs	$217,728	0.1%	$238,151	0.1%
Energy	$429,114	0.2%	$34,412	0.0%
Total:	$14,576,348	5.8%	$13,811,562	3.7%

Berkeley/Graham/Tiverton Series:

MARKET SECTOR	December 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,228,296	3.1%	$557,652	0.8%
Currencies	$1,235,691	3.1%	$1,110,441	1.6%
Stock Indices	$388,937	1.0%	$317,512	0.5%
Metals	$13,393	0.0%	$—	0.0%
Agriculturals/Softs	$22,951	0.0%	$4,760	0.0%
Energy	$—	0.0%	$—	0.0%
Total:	$2,889,268	7.2%	$1,990,365	2.9%

Currency Series: (6)

MARKET SECTOR	December 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0%	$—	0%
Currencies	$940,205	21.8%	$381,279	1.9%
Stock Indices	$—	0%	$—	0%
Metals	$—	0%	$—	0%
Agriculturals/Softs	$—	0%	$—	0%
Energy	$—	0%	$—	0%
Total:	$940,205	21.8%	$381,279	1.9%

Long Only Commodity Series: (7)

MARKET SECTOR	December 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0.0%	$—	0.0%
Currencies	$—	0.0%	$—	0.0%
Stock Indices	$—	0.0%	$—	0.0%
Metals	$—	0.0%	$—	0.0%
Agriculturals/Softs	$—	0.0%	$—	0.0%
Energy	$—	0.0%	$—	0.0%
Total:	$—	0.0%	$—	0.0%

Managed Futures Index Series: (7)

MARKET SECTOR	December 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0.0%	$92,028	1.8%
Currencies	$—	0.0%	$261,469	5.1%
Stock Indices	$—	0.0%	$26,578	0.5%
Metals	$—	0.0%	$—	0.0%
Agriculturals/Softs	$—	0.0%	$—	0.0%
Energy	$—	0.0%	$—	0.0%
Total:	$—	0.0%	$380,075	7.4%

Winton Series:

MARKET SECTOR	December 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$892,630	1.8%	$493,895	0.8%
Currencies	$335,093	0.7%	$169,102	0.3%
Stock Indices	$174,744	0.3%	$372,542	0.6%
Metals	$105,880	0.2%	$—	0.0%
Agriculturals/Softs	$21,894	0.0%	$18,104	0.0%
Energy	$—	0.0%	$—	0.0%
Total:	$1,530,241	3.0%	$1,053,643	1.7%

Winton/Graham Series:

MARKET SECTOR	December 31, 2011		December 31, 2010
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,630,456	5.3%	$946,871	1.6%
Currencies	$1,432,450	4.7%	$1,397,419	2.4%
Stock Indices	$476,443	1.5%	$574,458	1.0%
Metals	$197,044	0.6%	$—	0.0%
Agriculturals/Softs	$32,391	0.1%	$16,207	0.0%
Energy	$—	0.0%	$—	0.0%
Total:	$3,768,784	12.2%	$2,934,955	5.0%

(1)	As of December 31, 2010, a portion of the assets of the Frontier Diversified Series was invested in an Option basket of futures contracts with a notional value of $15,569,595. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(2)	As of December 31, 2010, a portion of the assets of the Frontier Dynamic Series was invested in an Option basket of futures contracts with a notional value of $27,048,602. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(3)	As of December 31, 2010, a portion of the assets of the Frontier Masters Series was invested in an Option basket of futures contracts with a notional value of $26,242,246. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(4)	As of December 31, 2010, a portion of the assets of the Balanced Series was invested in the Currency Series and the Frontier Dynamic Series. The Balanced Series effective ownership in these Series as of December 31, 2010 was 63.9 and 94.0%, respectively. Including its investment in these Series, total value at risk for the Balanced Series would be $74,880,457, or 19.8% of capitalization as of December 31, 2010.
(5)	As of December 31, 2011 and December 31, 2010, a portion of the assets of the Balanced Series was invested in an Option basket of futures contracts with a notional value of $14,129,540 and 68,460,196, respectively. As of December 31, 2011, a portion of the assets of the Balanced Series was invested in a separate Option basket of futures contracts with a notional value of $23,551,287. Margin information is not available for these contracts therefore no value at risk calculations were included in the table for this investment.
(6)	As December 31, 2010, a portion of the assets of the Currency Series was invested in an Option basket of futures contracts with a notional value of $11,567,063. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(7)	The Frontier Dynamic Series, Long/Only Commodity Series and Managed Futures Index Series ceased trading operations during 2011.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of December 31, 2011, by market sector.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of December 31, 2011 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Principal Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of December 31, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2011, the internal control over financial reporting for the Trust and each Series is effective based on the criteria established in Internal Control-Integrated Framework.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Trust’s internal control over financial reporting during the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Scope of Exhibit 31 Certifications

The certifications of the Chief Executive Officer and the Principal Financial Officer of the Managing Owner included as Exhibits 31.1 and 31.2, respectively, to this Form 10-K apply not only to the Trust as a whole but also to each Series individually.

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

S. Brent Bales is the Principal Financial Officer and Principal Accounting Officer of the Managing Owner. Mr. Bales has been listed as a principal of the Managing Owner since August 2003. Mr. Bales is also the Vice President of Finance for The Bornhoft Group. Mr. Bales joined The Bornhoft Group in June 2000 and has been listed as a principal thereof since December 2001. Prior to that, from June 1992 through June 2000, he was employed as the Controller of Colorado Pen Company. Mr. Bales’ responsibilities include supervision of all accounting activities, valuation of client portfolios and monitoring of risk management systems. Mr. Bales has over 25 years of experience in finance, accounting and the operation of businesses, as well as over 15 years of experience in senior management positions with various start-up and developmental businesses. His past experience includes tenures with Touche Ross & Co. and other corporations with responsibilities that encompassed auditing, revenue and cost accounting, cash management and tax audit representation. Mr. Bales received his Bachelor’s degree in Accounting in 1973 from University of Denver and his Certified Public Accountant certification in 1977.

Frank J. Codey is the Chief Operating Officer of the Managing Owner. Mr. Codey joined the Managing Owner in August 2011 and is responsible for the functional operations and infrastructure, support strategy, and third-party relationships of the Managing Owner. Mr. Codey has 25 years of experience in the financial services industry in senior operations and administrative roles. He spent most of his career at Bear Stearns & Co. Inc., an investment bank, from February 1987 until its merger with JP Morgan in June 2008. During this tenure, he held certain operations management roles and managed the Fixed Income Prime Brokerage business as well as other fee-based service offerings as a Senior Managing Director. In conjunction with the merger, Mr. Codey joined JP Morgan as an Executive Director with oversight for the Fixed Income Securities Prime Brokerage businesses of both firms. In June 2009, Mr. Codey left JP Morgan and started his own consulting company, The Colt Group, LLC, which provides advisory services to hedge funds and broker-dealers in the areas of reorganization, operational infrastructure and controls, risk management, and financing and liquidity management. Mr. Codey served as the Director of Operations at Braver Stern Securities LLC, a broker-dealer specializing in residential and commercial mortgage-backed securities from April 2010 until March 2011. Mr. Codey holds a BS in Business Administration with a concentration in Finance from Boston University, and securities licenses Series 7, 24, and 63.

Jason H. Gerb is the Chief Compliance Officer of the Managing Owner. Mr. Gerb joined the Managing Owner in July, 2011 and has been listed as a principal of the Managing Owner since October, 2011. Mr. Gerb is responsible for all compliance and regulatory oversight at Equinox. His duties include implementing and revising the necessary systems, policies, and procedures for compliance with all applicable securities laws and regulations. Prior to joining Equinox in 2011, Mr. Gerb spent six years with FINRA as a Principal Examiner, where he led teams conducting complex examinations of member firms’ operations and sales practices for compliance with NASD, FINRA, MSRB, and SEC rules and regulatory guidelines. He was also a member of FINRA’s national Regulatory Expert team concentrating on complex mutual fund and variable product sales practice issues. Mr. Gerb was employed with FINRA from May, 2005 until July, 2011. Mr. Gerb holds a Certified Mutual Fund Specialist (CMFS) designation from the Boston Institute of Finance and is a member of the Association of Certified Fraud Examiners (ACFE) and the National Society of Compliance Professionals (NSCP). He also holds the Series 7, 24, and 66 licenses. Mr. Gerb graduated from Montclair State University with a BA in Political Science and a minor in Pre-Law.

Executive Committee of the Managing Owner

The Executive Committee is responsible for the general oversight of the Managing Owner’s business and the Frontier Fund and functions like a board of directors of a corporation. The members of the Executive Committee are Richard E. Bornhoft, David DeMuth and Robert J. Enck.

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

There is not currently any material administrative, civil, or criminal action--whether pending, on appeal or concluded--against the trust, its principals or the managing owner.

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

The Trust has no directors or officers. Its affairs are managed solely by the Managing Owner, which receives compensation for its services from the Trust, as follows:

Management Fees

Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of the assets attributable to such Series’(including notional assets), calculated on a daily basis. The annual rate of the management fee is: 0.5% for the Balanced Series; 0.75% for the Frontier Diversified Series; 2.0% for the Frontier Masters Series, Winton Series, Currency Series, Long Only Commodity Series and Managed Futures Index Series; 2.5% for the Winton/Graham Series and Berkeley/Graham/Tiverton Series; and 3.5% for the Frontier Long/Short Commodity Series. The Managing Owner does not charge a management fee for the assets of the Frontier Dynamic Series committed to one or more Swaps which reference one or more managed futures programs that already include Trading Advisor management fees. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for each Series.

Incentive Fees

Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Winton/Graham Series, Berkeley/Graham/Tiverton Series, Currency Series and Frontier Long/Short Commodity Series may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period these Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Diversified Series, Balanced Series and 20% for the Frontier Masters Series, Winton Series, Currency Series, Winton/Graham Series, Berkeley/Graham/Tiverton Series and Frontier Long/Short Commodity Series. There is no incentive fee for the Frontier Dynamic Series, Long Only Commodity Series or the Managed Futures Index Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

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

Other Fees

The Frontier Long/Short Commodity Series (Classes 1,2 and 3), Balanced Series, Currency Series, Berkeley/Graham/Tiverton Series, Long/Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series pays to the Managing Owner a monthly trading fee, or FCM Fee, up to 1/12th of 0.75% of such Series’ NAV, calculated daily. The Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series (Classes 1a and 2a) and Frontier Masters Series pays to the Managing Owner a monthly trading fee, or FCM Fee, up to 1/12th of 2.25% and a custodial/due diligence fee of 1/12th of 0.12% of such Series’ NAV, calculated daily. Also, a monthly service fee equal to 3.0% of the NAV, calculated daily, is paid to the Managing Owner. The Managing Owner pays the service fee to Selling Agents to assist in the making of offers and sales of Units and provide customary ongoing services including advising Limited Owners. To the extent that an affiliate of the Managing Owner provides such services, it may receive service fees in proportion to the valuation of its clients’ accounts.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Trust has no officers or directors. Its affairs are managed solely by the Managing Owner. Set forth in the table below is information regarding the beneficial ownership of Units of the principals of the Managing Owner as of March 6, 2012:

Equinox Fund Management, LLC*:

Series/Class of Units	Units Owned	Percentage Ownership of Each Series/Class
Frontier Diversified Series – Class 1	275	0.04%
Frontier Diversified Series – Class 2	14,301	2.45%
Frontier Long/Short Commodity Series – Class 1a	117	0.07%
Frontier Long/Short Commodity Series – Class 2	3,083	5.53%
Frontier Long/Short Commodity Series – Class 2a	2,222	2.45%
Frontier Masters Series – Class 1	275	0.08%
Frontier Masters Series – Class 2	5,627	3.24%
Balanced Series – Class 2	21,620	5.42%
Balanced Series – Class 2a	1,237	8.43%
Currency Series – Class 2	29	3.29%
Berkeley/Graham/Tiverton Series – Class 2	70	0.18%
Winton Series – Class 2	207	0.29%
Winton/Graham Series – Class 2	428	1.02%

*	The Managing Owner is required to maintain at least a 1% interest in the aggregate capital, profits and losses of the Trust. The Managing Owner’s interest of $6,411,746 in the aggregate capital of the Trust of $605,234,310 at March 6, 2012 is 1.06%.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

The following table sets forth the fees billed to Equinox Fund Management, LLC, the Managing Owner of the Trust, for professional services provided by McGladrey & Pullen, LLP, the Trust’s independent registered public accounting firm, for the years ended December 31, 2011 and 2010. In accordance with the prospectus of the Trust, the Managing Owner has agreed to pay all costs of the Trust, and the Trust therefore bears no direct obligation to its independent registered public accounting firm.

FEE CATEGORY	2011	2010
Audit Fees(1)	$368,500	$343,550
Audit-Related Fees(2)	$0	$0
Tax Fees(3)	$0	$0
All Other Fees(4)	$0	$0
TOTAL FEES	$368,500	$343,550

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Trust’s financial statements and review of financial statements included in the Trust’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees for assurance and related services by McGladrey & Pullen, LLP that are reasonably related to the performance of the audit or review of the Trust’s financial statements and are not reported under “Audit Fees,” above.
(3)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of any fees not otherwise reported in this table

The Managing Owner approved all the services provided by McGladrey & Pullen, LLP to the Trust described above. The Managing Owner has determined that the payments made to McGladrey & Pullen, LLP for these services during 2011 and 2010 are compatible with maintaining that firm’s independence. The Managing Owner pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)	The response to these portions of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.2	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents**

1.3	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.4	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.5	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.6	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the Prospectus as Exhibit A)****

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)****

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)****

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)****

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)****

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)****

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)****

10.1	Form of Amended and Restated Escrow Agreement among the Registrant, Equinox Fund Management, LLC, Bornhoft Group Securities Corporation and the U.S. Bank National Association, Denver Colorado***

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC*

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London***

10.25	Form of Brokerage Agreement between each Trading Company and Fimat USA, LLC****

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor****

10.31	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Long Only Commodity Series of the Registrant***

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Equinox Fund Management, LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Equinox Fund Management, LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.36	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Managed Futures Index Series of the Registrant***

10.37	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Balanced Series of the Registrant+

10.4	Form of Cash Management Agreement between Equinox Fund Management, LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Equinox Fund Management, LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

21.1	Subsidiaries of Registrant. (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.2	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.10	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.11	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.12	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

99.1	Definitive Prospectus of The Frontier Fund++

101	Financials in XBRL format (1)

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.
**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.
***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.
****	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.
+	Previously filed as like-numbered exhibit on Form 10-Q for the period ended June 30, 2008.
++	Previously filed on April 29, 2011 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-164629).
^	Submitted electronically herewith.

(1)	IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

(1)	These financial statements represent the consolidated financial statements of the Series of the Trust.
(2)	The Trust holds a majority of the equity interests in the various Trading Companies, which are the trading vehicles established for the various Series of Units of the Trust. In the financial statements of the Trust, Trading Companies in which a Series has a majority equity interest are consolidated by such Series, and investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method of accounting, which approximates fair value and are carried in the statement of financial condition of such Series at fair value. In addition, financial statements of each of the unconsolidated Trading Companies are included in accordance with Rule 3-09 of Regulation S-X under the Securities Act of 1933, as amended. Although not required pursuant to Rule 3-09 of Regulation S-X under the Securities Act of 1933, financial statements of each consolidated Trading Company of the Trust are also included in the interest of providing a more complete presentation.

Report of Independent Registered Public Accounting Firm

To the Executive Committee and Unitholders

The Frontier Fund

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Berkeley/Graham/Tiverton Series (formerly, Campbell/Graham/Tiverton Series), Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and the Winton/Graham Series of The Frontier Fund (collectively, the Series) as of December 31, 2011 and 2010, and the related statements of operations, changes in owners’ capital, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Series’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Series are not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Series’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Berkeley/Graham/Tiverton Series (formerly, Campbell/Graham/Tiverton Series), Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and the Winton/Graham Series of The Frontier Fund as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Denver, Colorado

March 30, 2012

The Series of the Frontier Fund

Statements of Financial Condition

December 31, 2011 and 2010

	Frontier Diversified		Frontier Dynamic			Frontier Long/Short
	Series		Series (1)			Commodity Series
	12/31/2011	12/31/2010	12/31/2011		12/31/2010	12/31/2011	12/31/2010
ASSETS
Cash and cash equivalents	$4,976,749	$4,647,422	$—		$498,048	$3,045,849	$1,114,912
U.S. Treasury securities, at fair value	16,557,304	13,620,730	—		2,796,510	9,466,240	6,801,035
Custom time deposits	75,318,509	77,115,708	—		15,832,842	43,061,546	38,505,033
Receivable from futures commission merchants	—	—	—		—	47,822,021	—
Swap contracts, at fair value	131,004	11,407,905	—		10,956,772	74,89 8	—
Investments in unconsolidated trading companies, at fair value	38,240,171	54,940,095	—		—	4,081,988	32,964,448
Prepaid service fees - Class 1	162,977	407,844	—		6,542	96,503	47,889
Interest receivable	228,877	185,893	—		38,166	130,855	92,819
Receivable from related parties	16,362	90,000	—		—	4,071	—
Other assets	10,129	60	—		12	9,592	212

Total Assets	$135,642,082	$162,415,657	$—		$30,128,892	$107,793,563	$79,526,348

LIABILITIES & CAPITAL
LIABILITIES
Inter-series payables, at fair value	$—	$—	$—		$28,320,283	$—	$—
Open trade deficit, at fair value	—	—	—		—	25,934,678	—
Pending owner additions	243,088	622,918	—		70,000	40,966	125,967
Owner redemptions payable	321,138	219,042	—		28,323	84,705	161,182
Incentive fees payable to Managing Owner	522,033	1,453,102	—		—	127,052	1,600,703
Management fees payable to Managing Owner	180,232	139,758	—		—	284,677	300,038
Interest payable to Managing Owner	53,915	52,961	—		10,064	30,614	21,144
Trading fees payable to Managing Owner	269,021	310,302	—		59,936	83,646	44,699
Trailing service fees payable to Managing Owner	76,877	48,903	—		726	22,920	69,686
Payables to related parties	—	57,770	—		6,585	—	8,528
Other liabilities	2,174	14,929	—		53	—	10,961

Total Liabilities	1,668,478	2,919,685	—		28,495,970	26,609,258	2,342,908

CAPITAL
Managing Owner Units - Class 1	27,334	28,484	—		25,282	—	—
Managing Owner Units - Class 1a	—	—	—		—	14,271	32,439
Managing Owner Units - Class 2	1,486,740	1,627,227	—		25,960	499,336	1,309,512
Managing Owner Units - Class 2a	—	—	—		—	282,740	33,324
Limited Owner Units - Class 1	72,397,572	89,993,647	—		1,193,940	4,159,047	31,185,756
Limited Owner Units - Class 1a	—	—	—		—	18,877,124	5,619,870
Limited Owner Units - Class 2	60,061,958	67,846,614	—		387,740	8,689,426	14,275,466
Limited Owner Units - Class 2a	—	—	—		—	10,628,724	3,728,502
Limited Owner Units - Class 3	—	—	—		—	27,810,058	20,998,571

Total Owners’ Capital	133,973,604	159,495,972	—		1,632,922	70,960,726	77,183,440

Non-Controlling Interests	—	—	—		—	10,223,579	—

Total Capital	133,973,604	159,495,972	—		1,632,922	81,184,305	77,183,440

Total Liabilities and Capital	$135,642,082	$162,415,657	$—		$30,128,892	$107,793,563	$79,526,348

Units Outstanding
Class 1	728,645	869,125	—		13,262	30,551	234,956
Class 1a	N/A	N/A	N/A		N/A	155,216	47,917
Class 2	592,037	652,590	—		4,382	56,731	101,687
Class 2a	N/A	N/A	N/A		N/A	85,760	31,044
Class 3	N/A	N/A	N/A		N/A	171,708	137,017
Net Asset Value per Unit
Class 1	$99.40	$103.58	$88.05	(1)	$91.94	$136.13	$132.73
Class 1a	N/A	N/A	N/A		N/A	$121.71	$117.96
Class 2	$103.96	$106.46	$91.26	(1)	$94.40	$161.97	$153.26
Class 2a	N/A	N/A	N/A		N/A	$127.23	$121.18
Class 3	N/A	N/A	N/A		N/A	$161.96	$153.26

(1)	The Frontier Dynamic Series ceased trading operations on July 15, 2011 and redeemed all existing Units. Net asset value per unit represents the liquidation value. The Series remains open.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Financial Condition

December 31, 2011 and 2010

	Frontier Masters Series		Balanced Series		Berkeley/Graham/Tiverton Series (1)
	12/31/2011	12/31/2010	12/31/2011	12/31/2010	12/31/2011	12/31/2010
ASSETS
Cash and cash equivalents	$2,234,716	$1,207,290	$9,758,138	$5,375,950	$1,352,378	$1,341,151
U.S. Treasury securities, at fair value	7,232,546	3,543,554	29,168,216	27,253,497	4,347,398	7,024,829
Custom time deposits	32,900,559	20,062,341	132,685,042	154,299,574	19,776,137	39,772,074
Receivable from futures commission merchants	5,107,749	—	74,736,294	85,398,794	—	—
Open trade equity, at fair value	792,372	—	13,104,541	30,878,505	—	—
Swap contracts, at fair value	57,225	26,242,246	23,819,312	49,811,462	34,397	—
Investments in unconsolidated trading companies, at fair value	4,717,914	15,921,658	18,255,809	42,072,378	8,234,047	12,665,871
Investment in Berkeley Quantitative Colorado Fund LLC, at fair value	—	—	—	—	6,270,844	10,157,099
Inter-series receivables, at fair value	—	—	—	41,137,058	—	—
Prepaid service fees - Class 1	50,950	204,960	—	3	—	16
Interest receivable	99,978	48,362	403,201	371,950	60,095	95,873
Other assets	6,162	15	48,273	18,859	7,914	136

Total Assets	$53,200,171	$67,230,426	$301,978,826	$436,618,030	$40,083,210	$71,057,049

LIABILITIES & CAPITAL
LIABILITIES
Short options written, at fair value	$—	$—	$3,326,453	$4,788,295	$—	$—
Pending owner additions	22,716	146,000	45,208	—	3,396	—
Owner redemptions payable	4,996	183,222	84,710	112,581	182,552	96,181
Incentive fees payable to Managing Owner	—	229,686	1,195,031	2,688,776	—	270,557
Management fees payable to Managing Owner	117,541	108,531	241,525	114,145	101,400	152,455
Interest payable to Managing Owner	23,408	13,334	397,864	149,043	68,021	119,500
Trading fees payable to Managing Owner	105,278	131,841	176,398	71,087	25,212	29,714
Trailing service fees payable to Managing Owner	41,911	21,894	435,380	196,325	87,016	148,307
Payables to related parties	56	113,911	2,408	67,515	268	10,054
Other liabilities	856	6,277	8,437	3,129	1,373	953

Total Liabilities	316,762	954,696	5,913,414	8,190,896	469,238	827,721

CAPITAL
Managing Owner Units - Class 1	27,569	28,315	—	—	—	—
Managing Owner Units - Class 2	589,893	696,838	3,351,608	2,679,852	7,878	136,528
Managing Owner Units - Class 2a	—	—	158,814	165,380	—	—
Limited Owner Units - Class 1	34,062,567	41,185,360	183,785,318	287,807,510	35,180,631	61,842,996
Limited Owner Units - Class 1a	—	—	2,536,559	5,120,558	—	—
Limited Owner Units - Class 2	18,144,968	24,365,217	60,020,959	74,035,876	4,425,463	8,249,804
Limited Owner Units - Class 2a	—	—	2,626,016	3,396,994	—	—
Limited Owner Units - Class 3a	—	—	2,952,802	3,691,280	—	—

Total Owners’ Capital	52,824,997	66,275,730	255,432,076	376,897,450	39,613,972	70,229,328

Non-Controlling Interests	58,412	—	40,633,336	51,529,684	—	—

Total Capital	52,883,409	66,275,730	296,065,412	428,427,134	39,613,972	70,229,328

Total Liabilities and Capital	$53,200,171	$67,230,426	$301,978,826	$436,618,030	$40,083,210	$71,057,049

Units Outstanding
Class 1	340,052	400,269	1,476,131	2,181,233	386,533	559,848
Class 1a	N/A	N/A	23,388	44,006	N/A	N/A
Class 2	178,710	236,869	408,793	481,110	39,641	63,664
Class 2a	N/A	N/A	21,697	26,653	N/A	N/A
Class 3a	N/A	N/A	23,005	27,616	N/A	N/A
Net Asset Value per Unit
Class 1	$100.25	$102.96	$124.50	$131.95	$91.02	$110.46
Class 1a	N/A	N/A	$108.45	$116.36	N/A	N/A
Class 2	$104.83	$105.81	$155.02	$159.46	$111.84	$131.73
Class 2a	N/A	N/A	$128.35	$133.66	N/A	N/A
Class 3a	N/A	N/A	$128.36	$133.66	N/A	N/A

(1)	Formerly the Campbell/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Financial Condition

December 31, 2011 and 2010

	Currency Series		Long Only Commodity Series (2)			Managed Futures Index Series (2)
	12/31/2011	12/31/2010	12/31/2011		12/31/2010	12/31/2011		12/31/2010
ASSETS
Cash and cash equivalents	$182,875	$275,485	$1,452,927		$175,096	$1,241,857		$196,091
U.S. Treasury securities, at fair value	326,517	2,009,673	—		485,541	—		597,700
Custom time deposits	1,485,313	11,378,050	—		2,748,960	—		3,383,966
Receivable from futures commission merchants	—	678,208	—		—	—		—
Open trade equity, at fair value	—	28,390	—		—	—		—
Swap Contracts, at fair value	2,583	5,668,768	—		790,796	—		—
Investments in unconsolidated trading companies, at fair value	2,352,121	—	—		—	—		992,837
Interest receivable	4,514	27,428	—		6,627	—		8,157
Receivable from related parties	—	—	70		—	72		1,440
Other assets	497	28	87		61	183		3

Total Assets	$4,354,420	$20,066,030	$1,453,084		$4,207,081	$1,242,112		$5,180,194

LIABILITIES & CAPITAL
LIABILITIES
Short options written, at fair value	$—	$1,292	$—		$—	$—		$—
Inter-series payables, at fair value	—	12,816,775	—		—	—		—
Pending owner additions	4,509	—	—		—	—		1,440
Owner redemptions payable	15,694	45,220	1,441,899		—	1,225,363		794
Management fees payable to Managing Owner	—	13,860	102		4,634	4,148		10,789
Interest payable to Managing Owner	5,681	24,379	452		1,760	1,133		2,212
Trading fees payable to Managing Owner	2,727	8,409	635		1,750	1,467		2,154
Trailing service fees payable to Managing Owner	6,285	11,273	672		5,599	444		2,338
Payables to related parties	52	5,298	9,315		90	9,534		—
Other liabilities	115	124	9		17	23		4

Total Liabilities	35,063	12,926,630	1,453,084		13,850	1,242,112		19,731

CAPITAL
Managing Owner Units - Class 2	2,563	2,791	—		51,212	—		2,375,149
Limited Owner Units - Class 1	4,228,350	6,381,882	—		3,348,953	—		1,388,452
Limited Owner Units - Class 2	88,444	754,727	—		793,066	—		1,396,862
Limited Owner Units - Class 3	—	—	—		—	—		—

Total Owners’ Capital	4,319,357	7,139,400	—		4,193,231	—		5,160,463

Non - Controlling Interests	—	—	—		—	—		—
Total Capital	4,319,357	7,139,400	—		4,193,231	—		5,160,463

Total Liabilities and Capital	$4,354,420	$20,066,030	$1,453,084		$4,207,081	$1,242,112		$5,180,194

Units Outstanding
Class 1	59,997	80,694	—		35,587	—		11,770
Class 2	1,039	7,938	—		8,141	—		29,084
Class 3(1)	N/A	N/A	—		N/A	—		N/A
Net Asset Value per Unit
Class 1	$70.48	$79.09	$87.11		$94.11	$106.83		$117.96
Class 2	$87.61	$95.43	$97.88		$103.71	$119.76		$129.69
Class 3	N/A	N/A	$97.88	(1)	N/A	$119.76	(1)	N/A

(1)	The Long Only Commodity Series, Class 3 Units and the Managed Futures Index Series, Class 3 Units began trading operations on January 14, 2011.
(2)	The Long/Only Commodity Series and the Managed Futures Index Series ceased trading operations on December 21, 2011 and redeemed all existing Units. Net asset value per unit represents the liquidation value. Both Series remain open.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Financial Condition

December 31, 2011 and 2010

	Winton Series		Winton/Graham Series
	12/31/2011	12/31/2010	12/31/2011	12/31/2010
ASSETS
Cash and cash equivalents	$2,051,272	$1,808,624	$1,156,042	$1,352,481
U.S. Treasury securities, at fair value	7,821,927	8,020,509	3,839,855	7,045,351
Custom time deposits	35,581,630	45,409,259	17,467,347	39,888,265
Receivable from futures commission merchants	—	—	—	11,090,076
Open trade equity, at fair value	—	—	—	1,427,138
Swap Contracts, at fair value	61,888	—	30,381	—
Investments in unconsolidated trading companies, at fair value	4,731,916	6,222,907	8,473,424	3,383,251
Interest receivable	108,125	109,462	53,079	96,154
Other assets	6,890	117	6,520	111

Total Assets	$50,363,648	$61,570,878	$31,026,648	$64,282,827

LIABILITIES & CAPITAL
LIABILITIES
Pending owner additions	$18,811	$—	$5,763	$—
Owner redemptions payable	10,618	8,782	15,451	61,838
Incentive fees payable to Managing Owner	—	467,341	—	623,629
Management fees payable to Managing Owner	90,559	122,675	100,311	168,136
Interest payable to Managing Owner	84,494	102,270	52,268	97,293
Trading fees payable to Managing Owner	31,302	25,245	19,427	24,127
Trailing service fees payable	78,044	99,085	57,141	103,698
Payables to related parties	319	25,385	356	12,309
Other liabilities	1,377	658	2,244	1,001

Total Liabilities	315,524	851,441	252,961	1,092,031

CAPITAL
Managing Owner Units - Class 2	34,276	230,781	55,553	61,691
Limited Owner Units - Class 1	38,345,799	49,350,981	24,783,519	45,898,246
Limited Owner Units - Class 2	11,668,049	11,137,675	5,934,615	11,550,501

Total Owners’ Capital	50,048,124	60,719,437	30,773,687	57,510,438

Non-Controlling Interests	—	—	—	5,680,358

Total Capital	50,048,124	60,719,437	30,773,687	63,190,796

Total Liabilities and Capital	$50,363,648	$61,570,878	$31,026,648	$64,282,827

Units Outstanding
Class 1	271,704	365,451	236,649	383,032
Class 2	70,575	73,827	46,183	80,620
Net Asset Value per Unit
Class 1	$141.13	$135.04	$104.73	$119.83
Class 2	$165.82	$153.99	$129.70	$144.04

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments

December 31, 2011

		Frontier Diversified Series		Frontier Dynamic Series (3)		Frontier Long/Short Commodity Series		Frontier Masters Series
Description		Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(49,183)	-.06%	$(40,664)	-0.08%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(206,400)	-0.25%	(37,959)	-0.07%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	179,573	0.22%	22,523	0.04%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	416,924	0.51%	4,733	0.01%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(272,223)	-.34%	13,625	0.03%
	Light Crude Oil Settling 11/1/12 (Number of Contracts: 841)	—	0.00%	—	0.00%	(3,555,016)	-4.38%	—	0.00%
	Light Crude Oil Settling 1/1/13 (Number of Contracts: 841)	—	0.00%	—	0.00%	(3,802,753)	-4.68%	—	0.00%
	Light Crude Oil Settling 9/1/13 (Number of Contracts: 1,002)	—	0.00%	—	0.00%	(4,371,122)	-5.38%	—	0.00%
	Heating Oil Settling 9/1/12 (Number of Contracts: 393)	—	0.00%	—	0.00%	(1,647,299)	-2.03%	—	0.00%
	NYM RBOB Gas Settling 5/1/12 (Number of Contracts: 238)	—	0.00%	—	0.00%	892,954	1.10%	—	0.00%
	NYM RBOB Gas Settling 6/1/12 (Number of Contracts: 330)	—	0.00%	—	0.00%	(836,209)	-1.03%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	(26,290)	-0.03%	1,520	0.00%
	ICE Brent Crude Oil Settling 12/1/13 (Number of Contracts: 1,35)	—	0.00%	—	0.00%	(3,069,350)	-3.78%	—	0.00%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	19,602	0.02%	20,708	0.04%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	(2,284)	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	229,378	0.43%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	2,876	0.01%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	(194,462)	-0.24%	—	0.00%
	Silver @ COMEX Settling 12/1/13 (Number of Contracts: 152)	—	0.00%	—	0.00%	(11,121,080)	-13.70%		0.00%
	Various precious metals futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(1,017,374)	-1.25%	31,011	0.06%
	Coffee @ CSCE Settling 12/1/12 (Number of Contracts: 151)	—	0.00%	—	0.00%	(2,559,548)	-3.15%	—	0.00%
	Corn Setttling 12/1/12 (Number of Contracts: 1,525)	—	0.00%	—	0.00%	(4,790,794)	-5.90%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	111,130	0.14%	6,731	0.01%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	(4,720)	-0.01%	31,302	0.06%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

	Total Long Futures Contracts	$—	0.00%	$—	0.00%	$(35,903,640)	-44.20%	$283,500	0.54%

OPTIONS PURCHASED *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$13,843	0.02%	$18,428	0.03%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	290,936	0.36%	57,511	0.11%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(3,375)	0.00%	19,290	0.04%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	(918,634)	-1.13%	76,986	0.15%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	3,727	0.01%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	1,070,542	1.32%	—	0.00%
	Light Crude Oil Settling 12/1/12 (Number of Contracts: 218)	—	0.00%	—	0.00%	(1,842,322)	-2.27%	—	0.00%
	Light Crude Oil Settling 12/1/13 (Number of Contracts: 842)	—	0.00%	—	0.00%	(1,910,259)	-2.35%	—	0.00%
	Heating Oil Settling 6/1/12 (Number of Contracts: 373)	—	0.00%	—	0.00%	1,591,665	1.96%	—	0.00%
	NYM RBOB Gas Settling 4/1/12 (Number of Contracts: 2,123)	—	0.00%	—	0.00%	869,669	1.07%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	573,850	0.71%	(100)	0.00%
	ICE Brent Crude Oil Settling 12/1/12 (Number of Contracts: 78)	—	0.00%	—	0.00%	2,835,790	3.49%	—	0.00%
	Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	(1,195)	0.00%
	Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(24,881)	-0.05%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	2,100	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(31)	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	(75,712)	-0.09%	(173)	0.00%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	82,675	0.10%	20,200	0.04%
	Silver @ COMEX Settling 12/1/12 (Number of Contracts: 152)	—	0.00%	—	0.00%	2,879,260	3.55%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	273,765	0.34%	314,855	0.60%
	Corn Settling 7/1/12 (Number of Contracts: 1,123)	—	0.00%	—	0.00%	2,867,576	3.53%	—	0.00%
	Corn Settling 9/1/12 (Number of Contracts: 288)	—	0.00%	—	0.00%	1,370,557	1.69%	—	0.00%
	Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	1,074	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(864)	0.00%	(3,693)	-0.01%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	18,129	0.03%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	6,645	0.01%

	Total Short Futures Contracts	$—	0.00%	$—	0.00%	$9,968,962	12.30%	$508,872	0.96%

OPTIONS WRITTEN *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

	Total Open Trade Equity (Deficit)	$—	0.00%	$—	0.00%	$(25,934,678)	-18.22%	$792,372	1.50%

SWAPS (1)		$131,004	0.10%	$—	0.00%	$74,898	0.09%	$57,225	0.11%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00	U.S. Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$7,976,700	5.95%	$—	0.00%	$4,560,486	5.62%	$3,484,374	6.59%
$36,700,000.00	U.S. Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	8,580,604	6.40%	—	0.00%	4,905,754	6.04%	3,748,172	7.09%

		$16,557,304	12.35%	$—	0.00%	$9,466,240	11.66%	$7,232,546	13.68%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value		Face Value
	U.S. Treasury Note 3.875% due 02/15/2013 (2)	$7,673,204		$—		$4,386,970		$3,351,802
	U.S. Treasury Note 4.000% due 02/15/2015 (2)	7,715,249		—		4,411,008		3,370,168

		$15,388,453		$—		$8,797,978		$6,721,970

		Cost		Cost		Cost		Cost
	U.S. Treasury Note 3.875% due 02/15/2013 (2)	$8,014,902		$—		$4,582,327		$3,501,062
	U.S. Treasury Note 4.000% due 02/15/2015 (2)	7,991,913		—		4,569,184		3,491,020

		$16,006,815		$—		$9,151,511		$6,992,082

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(3)	The Frontier Dynamic Series ceased trading operations on July 15, 2011 and redeemed all existing Units. The Series remains open.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments

December 31, 2011

		Balanced Series		Berkeley/Graham/ Tiverton Series (3)		Currency Series		Long Only Commodity Series (4)
Description		Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$(1,930,354)	-0.65%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	(3,533,012)	-1.19%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	122,059	0.04%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	11,380	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	(23,315)	-0.01%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	(300,490)	-0.10%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	407,889	0.14%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	56,394	0.02%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	1,984,386	0.67%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	57,916	0.02%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	(152,208)	-0.05%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	230,760	0.08%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	1,440	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	185,788	0.06%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	5,579	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	67,663	0.02%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	(171,692)	-0.06%	—	0.00%	—	0.00%	—	0.00%

	Total Long Futures Contracts	$(2,979,817)	-1.01%	$—	0.00%	$—	0.00%	$—	0.00%

OPTIONS PURCHASED *		$11,928,779	4.02%	$—	0.00%	$—	0.00%	$—	0.00%
SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$1,630,955	0.55%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	4,181,645	1.41%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (US)	(56,702)	-0.02%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	442,669	0.15%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	(95,263)	-0.03%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	22,315	0.01%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	(1,508,797)	-0.51%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	896	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	(134,897)	-0.05%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	(22,100)	-0.01%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	293,052	0.10%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	(451,002)	-0.15%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	471,246	0.16%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Far East)	(30,196)	-0.01%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	3,585	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	(22,258)	-0.01%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	(396,702)	-0.13%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	110,866	0.04%	—	0.00%	—	0.00%	—	0.00%

	Total Short Futures Contracts	$4,439,312	1.50%	$—	0.00%	$—	0.00%	$—	0.00%

OPTIONS WRITTEN *		$(3,326,453)	-1.12%	$—	0.00%	$—	0.00%	$—	0.00%
CURRENCY FORWARDS *		$(283,733)	-.27%	$—	0.00%	$—	0.00%	$—	0.00%

	Total Open Trade Equity	$9,778,088	3.12%	$—	0.00%	$—	0.00%	$—	0.00%

SWAPS (1)		$230,783	0.08%	$34,397	0.09%	$2,583	0.06%	$—	0.00%
	Total Return Option Basket Swap (Termination date 11/6/12)	17,706,757	5.97%	—	0.00%	—	0.00%	—	0.00%
	Total Return Option Basket Swap (Termination date 6/30/16)	5,881,772	1.98%	—	0.00%	—	0.00%	—	0.00%

	Total Swaps	$23,819,312	8.03%	$34,397	0.09%	$2,583	0.06%	$—	0.00%

Investment in Berkeley Quantitative Colorado Fund, LLC (Cost of $8,487,603)		$—	0.00%	$6,270,844	15.83%	$—	0.00%	$—	0.00%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$14,052,173	4.74%	$2,094,416	5.29%	$157,304	3.64%	$—	0.00%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	15,116,043	5.10%	2,252,982	5.69%	169,213	3.92%	—	0.00%

		$29,168,216	9.84%	$4,347,398	10.98%	$326,517	7.56%	$—	0.00%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013 (2)	$13,517,520		$2,014,729		$151,319		$—
	US Treasury Note 4.000% due 02/15/2015 (2)	13,591,588		2,025,768		152,148		—

		$27,109,108		$4,040,497		$303,467		$—

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013 (2)	$14,119,472		$2,104,447		$158,057		$—
	US Treasury Note 4.000% due 02/15/2015 (2)	14,078,974		2,098,411		157,604		—

		$28,198,446		$4,202,858		$315,661		$—

*	Except of those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(3)	Formerly the Cambell/Graham/Tiverton Series
(4)	The Long Only Commodity Series ceased trading operations on December 21, 2011 and redeemed all existing Units. The Series remains open.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments

December 31, 2011

		Managed Futures Index Series (3)		Winton Series		Winton/Graham Series
Description		Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%

	Total Long Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various base metals futures contracts (US)	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (US)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%

	Total Short Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *		$—	0.00%	$—	0.00%	$—	0.00%

	Total Open Trade Equity	$—	0.00%	$—	0.00%	$—	0.00%

SWAPS (1)		$—	0.00%	$61,888	0.12%	$30,381	0.10%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$—	0.00%	$3,768,316	7.53%	$1,849,901	6.01%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	—	0.00%	4,053,611	8.10%	1,989,954	6.47%

		$—	0.00%	$7,821,927	15.63%	$3,839,855	12.48%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013 (2)	$—		$3,624,941		$1,779,516
	US Treasury Note 4.000% due 02/15/2015 (2)	—		3,644,803		1,789,267

		$—		$7,269,744		$3,568,783

		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013 (2)	$—		$3,786,364		$1,858,760
	US Treasury Note 4.000% due 02/15/2015 (2)	—		3,775,504		1,853,429

		$—		$7,561,868		$3,712,189

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(3)	The Managed Futures Index Series ceased trading operations on December 21, 2011 and redeemed all existing Units. The Series remains open.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments

December 31, 2010

		Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series		Frontier Masters Series
Description		Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

	Total Long Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

OPTIONS PURCHASED *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

	Total Short Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

OPTIONS WRITTEN *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *		$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

	Total Open Trade Equity	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SWAPS (1)
	Total Return Option Basket Swap (Termination date 6/6/14)	$11,407,905	7.15%	$10,956,772	670.99%	$—	0.00%	$26,242,246	39.60%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00	U.S. Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$6,706,231	4.20%	$1,376,875	84.32%	$3,348,522	4.34%	$1,744,686	2.63%
$36,700,000.00	U.S. Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	6,914,499	4.34%	1,419,635	86.94%	3,452,513	4.47%	1,798,868	2.71%

		$13,620,730	8.54%	$2,796,510	171.26%	$6,801,035	8.81%	$3,543,554	5.34%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value		Face Value
	U.S. Treasury Note 3.875% due 02/15/2013 (2)	$6,277,315		$1,288,813		$3,134,358		$1,633,099
	U.S. Treasury Note 4.000% due 02/15/2015 (2)	6,311,712		1,295,875		3,151,532		1,642,048

		$12,589,027		$2,584,688		$6,285,890		$3,275,147

		Cost		Cost		Cost		Cost
	U.S. Treasury Note 3.875% due 02/15/2013 (2)	$6,556,852		$1,346,206		$3,273,935		$1,705,823
	U.S. Treasury Note 4.000% due 02/15/2015 (2)	6,538,046		1,342,344		3,264,544		1,700,931

		$13,094,898		$2,688,550		$6,538,479		$3,406,754

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments

December 31, 2010

		Balanced Series		Berkeley/Graham/ Tiverton Series (3)		Currency Series		Long Only Commodity Series
Description		Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$1,088,633	0.25%	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	8,015,226	1.87%	—	0.00%	—	0.00%	—	0.00%
	Copper @ LME Settling 3/16/2011 (Number of Contracts: 215)	6,234,313	1.46%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	1,192,754	0.28%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	54,979	0.01%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	1,008,666	0.24%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	119,345	0.03%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	394,589	0.09%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	19,156	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	397,103	0.09%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	171,547	0.04%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	1,284,530	0.30%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	4,124,449	0.96%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	178,197	0.04%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Far East)	12,801	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)		0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	185,280	0.04%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	20,301	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	(347,494)	-0.08%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	93,974	0.02%	—	0.00%	—	0.00%	—	0.00%

	Total Long Futures Contracts	$24,248,349	5.65%	$—	0.00%	$—	0.00%	$—	0.00%

OPTIONS PURCHASED *		$24,855,339	5.80%	$—	0.00%	$—	0.00%	$—	0.00%
	Copper @ LME Settling 3/1/2011, Call @ 8,400 (Numer of Contracts: 131)	4,299,158	1.00%	—	0.00%	—	0.00%	—	0.00%

	Total Options Purchased	$29,154,497	6.80%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$(2,251,017)	-0.53%	$—	0.00%	$—	0.00%	$—	0.00%
	Copper @ Comex Settling 3/1/2011 (Number of Contracts: 265)	(4,448,411)	-1.04%	—	0.00%	—	0.00%	—	0.00%
	Various base metals futures contracts (Europe)	(7,195,082)	-1.68%	—	0.00%	—	0.00%	—	0.00%
	Copper @ LME Settling 3/16/2011 (Number of Contracts: 204)	(5,109,138)	-1.19%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (US)	(152,716)	-0.04%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	165,269	0.04%	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	(351,689)	-0.08%	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	67,860	0.02%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	(44,519)	-0.01%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	(424,601)	-0.10%	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	(149,997)	-0.04%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	(3,226,990)	-0.75%	—	0.00%	—	0.00%	—	0.00%
	Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	(807,600)	-0.19%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	(54,735)	-0.01%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	93,081	0.02%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	76,258	0.02%	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	2,893	0.00%	—	0.00%	—	0.00%	—	0.00%

	Total Short Futures Contracts	$(23,811,134)	-5.56%	$—	0.00%	$—	0.00%	$—	0.00%

OPTIONS WRITTEN *		$(4,788,295)	-1.12%	$—	0.00%	$(1,292)	-0.02%	$—	0.00%

CURRENCY FORWARDS *		$1,286,793	0.30%	$—	0.00%	$28,390	0.40%	$—	0.00%

	Total Open Trade Equity	$26,090,210	6.07%	$—	0.00%	$27,098	0.38%	$—	0.00%

SWAPS (1)
	Option Basket Balanced Series (Termination date 11/6/2012)	$49,811,462	11.63%	$—	0.00%	$—	0.00%	$—	0.00%
	Option Basket Currency Series (Termination date 1/26/2013)	—	0.00%	—	0.00%	5,668,768	79.40%	—	0.00%
	Reuters/Jeffries CRB Index (Termination date 2/28/2011)	—	0.00%	—	0.00%	—	0.00%	415,648	9.91%
	Jeffries Commodity Performance Index (Termination date 2/28/2011)	—	0.00%	—	0.00%	—	0.00%	375,148	8.95%

	Total Swaps	$49,811,462	11.63%	$—	0.00%	$5,668,768	79.40%	$790,796	18.86%

Investment in Berkeley Quantitative Colorado Fund, LLC (Cost of $10,000,000)		$—	0.00%	$10,157,099	14.46%	$—	0.00%	$—	0.00%

U.S. TREASURY SECURITIES FACE VALUE		Fair Value		Fair Value		Fair Value		Fair Value
$36,500,000.00	U.S. Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$13,418,389	3.13%	$3,458,708	4.92%	$989,472	13.86%	$239,058	5.70%
$36,700,000.00	U.S. Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	13,835,108	3.23%	3,566,121	5.08%	1,020,201	14.29%	246,483	5.88%

		$27,253,497	6.36%	$7,024,829	10.00%	$2,009,673	28.15%	$485,541	11.58%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value		Face Value
	U.S. Treasury Note 3.875% due 02/15/2013 (2)	$12,560,178		$3,237,497		$926,188		$223,769
	U.S. Treasury Note 4.000% due 02/15/2015 (2)	12,629,001		3,255,236		931,263		224,995

		$25,189,179		$6,492,733		$1,857,451		$448,764

		Cost		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013 (2)	$13,119,498		$3,381,666		$967,432		$233,733
	US Treasury Note 4.000% due 02/15/2015 (2)	13,081,869		3,371,967		964,657		233,063

		$26,201,367		$6,753,633		$1,932,089		$466,796

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(3)	Formerly the Campbell/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments

December 31, 2010

		Managed Futures Index Series		Winton Series		Winton/Graham Series
Description		Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)	Value	% of Owners’ Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$172,560	0.28%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	181,596	0.29%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	98,545	0.16%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	23,874	0.04%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	89,785	0.14%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	14,200	0.02%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	22,017	0.04%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	10,474	0.02%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	17,866	0.03%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	200,060	0.32%
	Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Far East)	—	0.00%	—	0.00%	349,196	0.56%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	4,650	0.01%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(29,609)	-0.05%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	11,090	0.02%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	(173,696)	-0.28%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	(24,225)	-0.04%

	Total Long Futures Contracts	$—	0.00%	$—	0.00%	$968,383	1.56%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(18,909)	-0.03%
	Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(34,144)	-0.05%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(2,458)	0.00%
	Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	—	0.00%	—	0.00%	(33,762)	-0.05%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	2,730	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(11,891)	-0.02%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	(4,408)	-0.01%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	(114,032)	-0.18%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	(28,536)	-0.05%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(21,733)	-0.03%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	9,471	0.02%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	3,649	0.01%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	3,237	0.01%

	Total Short Futures Contracts	$—	0.00%	$—	0.00%	$(250,786)	-0.38%

CURRENCY FORWARDS *		$—	0.00%	$—	0.00%	$709,541	1.13%

	Total Open Trade Equity	$—	0.00%	$—	0.00%	$1,427,138	2.31%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value
$36,500,000.00	U.S. Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (1)	$294,280	5.70%	$3,948,936	6.50%	$3,468,812	5.53%
$36,700,000.00	U.S. Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (1)	303,420	5.88%	4,071,573	6.14%	3,576,539	5.70%

		$597,700	11.58%	$8,020,509	12.64%	$7,045,351	11.23%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	U.S. Treasury Note 3.875% due 02/15/2013 (1)	$275,459		$3,696,370		$3,246,954
	U.S. Treasury Note 4.000% due 02/15/2015 (1)	276,968		3,716,625		3,264,746

		$552,427		$7,412,995		$6,511,700

		Cost		Cost		Cost
	U.S. Treasury Note 3.875% due 02/15/2013 (1)	$287,725		$3,860,974		$3,391,545
	U.S. Treasury Note 4.000% due 02/15/2015 (1)	286,900		3,849,900		3,381,818

		$574,625		$7,710,874		$6,773,363

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Operations

For the Years Ended December 31, 2011, 2010 and 2009

	Frontier Diversified Series (2)			Frontier Dynamic Series (1), (2)			Frontier Long/Short Commodity Series (3)
	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009
Investment income:
Interest - net	$2,399,088	$2,225,700	$489,238	$250,426	$454,918	$269,363	$1,371,889	$1,120,080	$1,213,141

Total Income	2,399,088	2,225,700	489,238	250,426	454,918	269,363	1,371,889	1,120,080	1,213,141

Expenses:
Incentive Fees	4,954,751	4,102,217	299,318	—	—	—	2,887,684	3,065,308	2,135,357
Management Fees	1,988,295	1,149,719	189,654	—	—	—	3,607,413	3,355,920	2,923,989
Service Fees - Class 1	1,797,911	1,465,769	179,789	51,746	91,089	43,521	824,266	1,174,272	1,437,570
Trading Fees	3,469,475	2,734,353	656,932	376,388	687,992	391,638	768,116	425,521	350,577

Total Expenses	12,210,432	9,452,058	1,325,693	428,134	779,081	435,159	8,087,479	8,021,021	6,847,493

Investment income/(loss) - net	(9,811,344)	(7,226,358)	(836,455)	(177,708)	(324,163)	(165,796)	(6,715,590)	(6,900,941)	(5,634,352)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	59,523	—	—	—	—	5,096,970	(24,029,654)	60,288,927
Net change in open trade equity/(deficit)	—	(705,094)	—	—	—	—	2,754,587	18,487,268	(28,316,249)
Net realized gain/(loss) on swap contracts	(5,621,987)	—	—	(2,157,451)	—	—	(11,411)	—	—
Net unrealized gain/(loss) on swap contracts	1,315,339	416,156	(1,707,778)	1,317,993	929,520	(2,247,497)	20,529	—	—
Net realized gain/(loss) on U.S. Treasury securities	—	—	—	128,823	—	—	—	—	—
Net unrealized gain/(loss) on U.S. Treasury securities	23,748	255,854	32,581	(115,289)	62,532	52,757	24,825	208,016	(358,065)
Trading commissions	—	(13,918)	—	—	—	—	(457,918)	(444,193)	(3,052,293)
Net change in inter-series payables	—	(177,180)	37,927	941,000	(644,168)	2,323,884	—	—	—
Change in fair value of investments in unconsolidated trading companies	9,711,686	18,683,902	1,166,809	—	—	—	9,807,106	21,681,676	357,682

Net gain/(loss) on investments	5,428,786	18,519,243	(470,461)	115,076	347,884	129,144	17,234,688	15,903,113	28,920,002

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(4,382,558)	11,292,885	(1,306,916)	(62,632)	23,721	(36,652)	10,519,098	9,002,172	23,285,650

Less: Operations attributable to non-controlling interests	—	(157,005)	—	—	—	—	6,059,461	(2,913,121)	14,758,299

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(4,382,558)	$11,449,890	$(1,306,916)	$(62,632)	$23,721	$(36,652)	$4,459,637	$11,915,293	$8,527,351

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(4.18)	$6.78	$(3.20)	$(3.89)	$0.51	$(8.57)	$3.40	$18.96	$13.38
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A	$3.75	$16.47	$1.49
Class 2	$(2.50)	$8.69	$(2.23)	$(3.14)	$2.15	$(7.75)	$8.71	$25.77	$18.21
Class 2a	N/A	N/A	N/A	N/A	N/A	N/A	$6.05	$18.70	$2.48
Class 3	N/A	N/A	N/A	N/A	N/A	N/A	$8.70	$25.77	$4.79

(1)	The Frontier Dynamic Series ceased trading operations on July 15, 2011 and redeemed all existing Units. The Series remains open.
(2)	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009.
(3)	The Frontier Long/Short Commodity Series’ Classes 1a and 2a began trading operations on June 9, 2009.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Operations

For the Years Ended December 31, 2011, 2010 and 2009

	Frontier Masters Series (3)			Balanced Series (2)			Berkeley/Graham/Tiverton Series (1)
	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009
Investment income:
Interest - net	$1,026,007	$941,795	$292,218	$534,877	$404,451	$901,710	$106,784	$8,268	$293,910

Total Income/(loss)	1,026,007	941,795	292,218	534,877	404,451	901,710	106,784	8,268	293,910

Expenses:
Incentive Fees	805,663	490,628	9,073	13,141,331	13,893,116	7,386,253	29,678	270,462	222,963
Management Fees	1,439,579	1,093,634	336,955	2,615,058	2,253,874	1,555,348	1,240,589	2,289,188	2,291,126
Service Fees - Class 1	809,423	675,234	95,272	7,074,592	8,595,406	9,120,995	1,422,634	1,927,715	2,148,431
Trading Fees	1,411,575	1,507,560	444,862	1,760,639	1,810,726	1,937,150	280,872	360,892	421,502

Total Expenses	4,466,240	3,767,056	886,162	24,591,620	26,553,122	19,999,746	2,973,773	4,848,257	5,084,022

Investment (loss) - net	(3,440,233)	(2,825,261)	(593,944)	(24,056,743)	(26,148,671)	(19,098,036)	(2,866,989)	(4,839,989)	(4,790,112)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(3,513,968)	—	—	52,383,136	27,742,406	24,948,863	—	4,500,964	(1,617,478)
Net change in open trade equity/(deficit)	792,372	—	—	(70,076,328)	17,459,669	(17,024,041)	—	2,345,538	(760,231)
Net realized gain/(loss) on swap contracts	2,061,339	—	—	4,529,039	—	—	(6,252)	—	—
Net unrealized gain/(loss) on swap contracts	(1,607,804)	3,474,611	(1,864,032)	(19,161,366)	8,790,928	(12,051,820)	2,447	—	—
Net unrealized gain/(loss) on U.S. Treasury securities	5,038	192,745	52,370	16,555	595,392	(2,354,829)	2,768	144,737	(467,310)
Trading commissions	(68,034)	—	—	(4,914,236)	(4,075,189)	(1,528,958)	—	(69,462)	(99,835)
Net change in inter-series receivables	—	—	—	(2,475,914)	2,200,706	(5,590,378)	—	—	—
Net change in inter-series payables	—	(829,341)	815,865	—	—	—	—	—	—
Change in fair value of investments in unconsolidated trading companies	4,724,104	6,007,106	682,798	45,347,382	29,620,482	13,109,866	(4,026,248)	3,570,155	2,247,382
Net realized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—	—	—	—	—	—	(135,775)	—	—
Net unrealized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—	—	—	—	—	—	(2,238,083)	153,203	—

Net gain/(loss) on investments	2,393,047	8,845,121	(312,999)	5,648,268	82,334,394	(491,297)	(6,401,143)	10,645,135	(697,472)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,047,186)	6,019,860	(906,943)	(18,408,475)	56,185,723	(19,589,333)	(9,268,132)	5,805,146	(5,487,584)

Less: Operations attributable to non-controlling interests	(27,734)	—	—	(6,164,402)	14,493,972	(438,431)	—	1,892,545	(1,336,526)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,019,452)	$6,019,860	$(906,943)	$(12,244,073)	$41,691,751	$(19,150,902)	$(9,268,132)	$3,912,601	$(4,151,058)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(2.71)	$8.50	$(5.54)	$(7.45)	$13.41	$(6.63)	$(19.44)	$5.81	$(5.89)
Class 1a	N/A	N/A	N/A	$(7.91)	$10.86	$(6.59)	N/A	N/A	N/A
Class 2	$(0.98)	$10.44	$(4.63)	$(4.44)	$20.45	$(3.43)	$(19.89)	$10.63	$(3.04)
Class 2a	N/A	N/A	N/A	$(5.31)	$16.06	$(3.70)	N/A	N/A	N/A
Class 3a	N/A	N/A	N/A	$(5.30)	$16.06	$(4.37)	N/A	N/A	N/A

(1)	Formerly known as the Campbell/Graham/Tiverton Series.
(2)	The Balanced Series Class 3a began trading operations on June 4, 2009.
(3)	The Frontier Masters Series began trading operations on June 9, 2009.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Operations

For the Years Ended December 31, 2011, 2010 and 2009

	Currency Series			Long Only Commodity Series (2)				Managed Futures Index Series (2)
	12/31/2011	12/31/2010	12/31/2009	12/31/2011		12/31/2010	12/31/2009	12/31/2011		12/31/2010	12/31/2009
Investment income:
Interest - net	$61,690	$129,943	$88,884	$60,039		$83,311	$76,629	$82,283		$51,321	$67,985

Total Income	61,690	129,943	88,884	60,039		83,311	76,629	82,283		51,321	67,985

Expenses:
Management Fees	80,701	163,333	161,155	37,451		52,798	53,403	91,855		120,305	78,544
Service Fees - Class 1	153,870	216,919	302,067	38,421		65,418	68,696	11,957		32,965	41,467
Trading Fees	60,410	102,763	140,572	14,105		20,116	21,077	21,395		26,465	19,812

Total Expenses	294,981	483,015	603,794	89,977		138,332	143,176	125,207		179,735	139,823

Investment income/(loss) - net	(233,291)	(353,072)	(514,910)	(29,938)		(55,021)	(66,547)	(42,924)		(128,414)	(71,838)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(142,069)	290,954	(178,743)	—		—	—	—		—	—
Net change in open trade equity	(27,166)	54,015	2,985	—		—	—	—		—	—
Net realized gain/(loss) on swap contracts	(8,302,467)	—	—	(50,501)		509,662	883,900	(969)		—	—
Net unrealized gain/(loss) on swap contracts	6,327,629	675,809	(4,129,164)	—		—	—	—		—	—
Net realized gain/(loss) on U.S. Treasury securities	—	—	—	49,592		—	—	7,179		—	—
Net unrealized gain/(loss) on U.S. Treasury securities	(4,083)	52,062	(165,246)	(48,272)		12,440	(24,171)	(6,967)		(4,201)	(22,641)
Net change in inter-series payables	1,534,914	(550,017)	2,412,702	—		—	—	—		—	—
Net increase from payments by managing owner	390,589	—	—	—		—	—	—		—	—
Change in fair value of investments in unconsolidated trading companies	(164,993)	—	—	—		—	—	(314,596)		436,689	(467,800)

Net gain/(loss) on investments	(387,646)	522,823	(2,057,466)	(49,181)		522,102	859,729	(315,353)		432,488	(490,441)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(620,937)	$169,751	$(2,572,376)	$(79,119)		$467,081	$793,182	$(358,277)		$304,074	$(562,279)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS PER UNIT
Class 1	$(8.61)	$1.09	$(18.19)	$(7.00)		$10.52	$13.28	$(11.13)		$5.42	$(19.64)
Class 2	$(7.82)	$4.09	$(17.96)	$(5.83)		$13.41	$15.84	$(9.93)		$8.41	$(18.42)
Class 3	N/A	N/A	N/A	$(6.00	)(1)	N/A	N/A	$(6.97	)(1)	N/A	N/A

(1)	Both the Long Only Commodity Series, Class 3 Units and the Managed Futures Index Series, Class 3 Units began trading operations on January 14, 2011.
(2)	The Long Only Commodity Series and the Managed Futures Index Series ceased trading operations on December 21, 2011 and redeemed all existing Units.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Operations

For the Years Ended December 31, 2011, 2010 and 2009

	Winton Series			Winton/Graham Series
	12/31/2011	12/31/2010	12/1/31/2009	12/31/2011	12/31/2010	12/1/31/2009
Investment income:
Interest - net	$457,889	$306,338	$361,106	$217,875	$263,156	$259,485

Total Income	457,889	306,338	361,106	217,875	263,156	259,485

Expenses:
Incentive Fees	813,809	534,245	(21,347)	298,707	702,432	350,180
Management Fees	1,225,133	1,529,612	1,430,660	1,382,514	1,959,820	1,583,991
Service Fees - Class 1	1,271,915	1,456,391	1,634,324	1,023,780	1,373,119	1,406,083
Trading Fees	285,429	291,849	331,643	221,789	286,314	285,842

Total Expenses	3,596,286	3,812,097	3,375,280	2,926,790	4,321,685	3,626,096

Investment (loss) - net	(3,138,397)	(3,505,759)	(3,014,174)	(2,708,915)	(4,058,529)	(3,366,611)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	(4,684,999)	798,159	5,481,406	5,853,780
Net change in open trade equity/(deficit)	—	—	(3,608,807)	(1,521,787)	616,950	1,681,991
Net realized gain/(loss) on swap contracts	(9,969)	—	—	(5,791)	—	—
Net unrealized gain/(loss) on swap contracts	7,291	—	—	(944)	—	—
Net unrealized gain/(loss) on U.S. Treasury securities	(2,017)	163,733	(434,210)	(3,545)	159,470	(367,408)
Trading commissions	—	—	(36,658)	(274,394)	(613,637)	(342,295)
Change in fair value of investments in unconsolidated trading companies	5,869,725	11,846,927	1,026,676	(1,252,281)	6,322,180	(2,906,982)

Net gain/(loss) on investments	5,865,030	12,010,660	(7,737,998)	(2,260,583)	11,966,369	3,919,086

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	2,726,633	8,504,901	(10,752,172)	(4,969,498)	7,907,840	552,475

Less: Operations attributable to non-controlling interests	—	—	(4,066,993)	(470,719)	2,644,623	3,347,600

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$2,726,633	$8,504,901	$(6,685,179)	$(4,498,779)	$5,263,217	$(2,795,125)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$6.09	$17.47	$(12.84)	$(15.10)	$9.77	$(6.12)
Class 2	$11.83	$23.89	$(9.94)	$(14.34)	$15.65	$(3.10)

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2011, 2010 and 2009

	Frontier Diversified Series (2)						Frontier Dynamic Series (2)
	Class 1	Class 1	Class 2	Class 2	Non-		Class 1	Class 1	Class 2	Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2008	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Sale of Units	27,500	33,782,890	547,500	23,434,563	—	57,792,453	27,500	601,269	27,500	277,300	933,569
Redemption of Units	—	(10,924)	—	(158,494)	—	(169,418)	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations	(879)	(838,047)	(3,710)	(464,280)	—	(1,306,916)	(2,358)	(20,156)	(2,130)	(12,008)	(36,652)

Owners’ Capital, December 31, 2009	26,621	32,933,919	543,790	22,811,789	—	56,316,119	25,142	581,113	25,370	265,292	896,917

Sale of Units	—	56,557,502	965,000	42,502,656	—	100,025,158	—	860,542	—	133,094	993,636
Redemption of Units	—	(5,635,008)	—	(2,660,187)	—	(8,295,195)	—	(261,947)	—	(19,405)	(281,352)
Change in control of ownership —Trading Companies	—	—	—	—	172,237	172,237	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	(15,232)	(15,232)	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	(157,005)	(157,005)	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations	1,863	6,137,234	118,437	5,192,356	—	11,449,890	140	14,232	590	8,759	23,721

Owners’ Capital, December 31, 2010	28,484	89,993,647	1,627,227	67,846,614	—	159,495,972	25,282	1,193,940	25,960	387,740	1,632,922

Sale of Units	—	26,631,502	200,000	17,659,192	—	44,490,694	—	165,200	—	41,500	206,700
Redemption of Units	—	(41,207,525)	(300,000)	(24,122,979)	—	(65,630,504)	(24,214)	(1,307,577)	(25,098)	(420,101)	(1,776,990)
Net increase/(decrease) in Owners’ Capital resulting from operations	(1,150)	(3,020,052)	(40,487)	(1,320,869)	—	(4,382,558)	(1,068)	(51,563)	(862)	(9,139)	(62,632)

Owners’ Capital, December 31, 2011	$27,334	$72,397,572	$1,486,740	$60,061,958	$—	$133,973,604	$—	$—	$—	$—	$—

Owners’ Capital —Units, December 31, 2008	—	—	—	—	—	—	—	—	—	—	—

Sale of Units	275	340,324	5,562	234,902	—	581,063	275	6,356	275	2,876	9,782
Redemption of Units	—	(110)	—	(1,590)	—	(1,700)	—	—	—	—	—

Owners’ Capital —Units, December 31, 2009	275	340,214	5,562	233,312	—	579,363	275	6,356	275	2,876	9,782

Sale of Units	—	583,661	9,723	429,811	—	1,023,195	—	9,518	—	1,443	10,961
Redemption of Units	—	(55,025)	—	(25,818)	—	(80,843)	—	(2,887)	—	(212)	(3,099)

Owners’ Capital —Units, December 31, 2010	275	868,850	15,285	637,305	—	1,521,715	275	12,987	275	4,107	17,644

Sale of Units	—	256,557	1,818	164,652	—	423,027	—	1,791	—	436	2,227
Redemption of Units	—	(397,037)	(2,802)	(224,221)	—	(624,060)	(275)	(14,778)	(275)	(4,543)	(19,871)

Owners’ Capital —Units, December 31, 2011	275	728,370	14,301	577,736	—	1,320,682	—	—	—	—	—

Net asset value per unit at start of operations		$100.00 (1)		$100.00 (1)				$100.00 (1)		$100.00 (1)
Change in net asset value per unit for the year ended December 31, 2009		(3.20)		(2.23)				(8.57)		(7.75)

Net asset value per unit at December 31, 2009		96.80		97.77				91.43		92.25
Change in net asset value per unit for the year ended December 31, 2010		6.78		8.69				0.51		2.15

Net asset value per unit at December 31, 2010		103.58		106.46				91.94		94.40
Change in net asset value per unit for the year or period ended December 31, 2011		(4.18)		(2.50)				(3.89)		(3.14)

Net asset value per unit at December 31, 2011		$99.40		$103.96				$88.05 (3)		$91.26 (3)

(1)	Values are for both the Managing Owner and Limited Owners.
(2)	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009.
(3)	The Frontier Dynamic Series ceased trading operations on July 15, 2011 and redeemed all existing Units. Net asset value per unit represents the liquidation value. The Series remains open.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2011, 2010 and 2009

	Frontier Long/Short Commodity Series
	Class 1	Class 2		Class 3 (2)	Class 1a (3)	Class 1a (3)	Class 2a (3)	Class 2a (3)
	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2008	$46,525,406	$933,708	$10,273,181	$—	$—	$—	$—	$—	$1,576,319	$59,308,614

Sale of Units	7,069,581	—	3,221,195	6,746,852	27,500	1,052,844	27,500	837,250	—	18,982,722
Redemption of Units	(14,009,386)	—	(1,557,461)	(821,589)	—	—	—	—	—	(16,388,436)
Contributions	—	—	—	—	—	—	—	—	56,470,869	56,470,869
Distributions	—	—	—	—	—	—	—	—	(61,271,709)	(61,271,709)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	14,758,299	14,758,299
Net increase (decrease) in Owners’ Capital resulting from operations attributable to controlling interests	6,173,624	155,619	1,959,861	214,793	411	11,261	683	11,099	—	8,527,351
Owners’ Capital, December 31, 2009	45,759,225	1,089,327	13,896,776	6,140,056	27,911	1,064,105	28,183	848,349	11,533,778	80,387,710

Sale of Units	119,434	—	—	14,889,732	—	4,247,899	—	2,527,455	—	21,784,520
Redemption of Units	(19,502,051)	—	(2,103,245)	(3,211,460)	—	(404,900)	—	(148,649)	—	(25,370,305)
Contributions	—	—	—	—	—	—	—	—	(8,718,487)	(8,718,487)
Distributions	—	—	—	—	—	—	—	—	97,830	97,830
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	(2,913,121)	(2,913,121)
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	4,809,148	220,185	2,481,935	3,180,243	4,528	712,766	5,141	501,347	—	11,915,293

Owners’ Capital, December 31, 2010	31,185,756	1,309,512	14,275,466	20,998,571	32,439	5,619,870	33,324	3,728,502	—	77,183,440
Sale of Units	75,898	—	—	19,475,762	—	14,327,910	260,000	7,570,730	—	41,710,300
Redemption of Units	(29,615,581)	(920,000)	(6,812,419)	(13,879,097)	(20,000)	(597,869)	—	(547,685)	—	(52,392,651)
Change in control of ownership - Trading Companies		—	—	—	—	—	—	—	28,341,047	28,341,047
Contributions	—	—	—	—	—	—	—	—	4,105,200	4,105,200
Distributions	—	—	—	—	—	—	—	—	(28,282,129)	(28,282,129)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	6,059,461	6,059,461
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	2,512,974	109,824	1,226,379	1,214,822	1,832	(472,787)	(10,584)	(122,823)	—	4,459,637

Owners’ Capital, December 31, 2011	$4,159,047	$499,336	$8,689,426	$27,810,058	$14,271	$18,877,124	$282,740	$10,628,724	$10,223,579	$81,184,305

Owners’ Capital - Units, December 31, 2008	463,448	8,544	94,008	—	—	—	—	—	—	566,000

Sale of Units	67,026	—	28,148	54,820	275	10,484	275	8,278	—	169,306
Redemption of Units	(128,268)	—	(13,156)	(6,658)	—	—	—	—	—	(148,082)

Owners’ Capital - Units, December 31, 2009	402,206	8,544	109,000	48,162	275	10,484	275	8,278	—	587,224
Sale of Units	1,046	—	—	112,406	—	40,887	—	23,967	—	178,306
Redemption of Units	(168,296)	—	(15,857)	(23,551)	—	(3,729)	—	(1,476)	—	(212,909)

Owners’ Capital - Units, December 31, 2010	234,956	8,544	93,143	137,017	275	47,642	275	30,769	—	552,621
Sale of Units	531	—	—	115,939	—	112,147	1,947	57,000	—	287,564
Redemption of Units	(204,936)	(5,461)	(39,495)	(81,248)	(158)	(4,690)	—	(4,231)	—	(340,219)

Owners’ Capital - Units, December 31, 2011	30,551	3,083	53,648	171,708	117	155,099	2,222	83,538	—	499,966

			(1)			(1)		(1)
Net asset value per unit at December 31, 2008 or start of operations	$100.39		$109.28	$122.70		$100.00		$100.00
Change in net asset value per unit for the year ended December 31, 2009	13.38		18.21	4.79		1.49		2.48

Net asset value per unit at December 31, 2009	113.77		127.49	127.49		101.49		102.48
Change in net asset value per unit for the year ended December 31, 2010	18.96		25.77	25.77		16.47		18.70

Net asset value per unit at December 31, 2010	132.73		153.26	153.26		117.96		121.18
Change in net asset value per unit for the year ended December 31, 2011	3.40		8.71	8.70		3.75		6.05

Net asset value per unit at December 31, 2011	$136.13		$161.97	$161.96		$121.71		$127.23

(1)	Values are for both the Managing Owner and Limited Owners.
(2)	Frontier Long/Short Commodity Series Class 3 began trading operations on May 30, 2009
(3)	Frontier Long/Short Commodity Series Class 1a and 2a began trading operations on June 9, 2009

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2011, 2010 and 2009

	Frontier Masters Series (2)						Balanced Series
	Class 1	Class 1	Class 2	Class 2	Non-		Class 1	Class 1a		Class 2		Class 2a		Class 3a (3)	Non-
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Controlling Interests	Total
Owners’ Capital, December 31, 2008	$—	$—	$—	$—	$—	$—	$256,550,829	$224	$8,135,941	$3,612,130	$63,497,532	$120,378	$1,765,973	$—	$15,128,613	$348,811,620

Sale of Units	27,500	15,316,642	212,500	8,642,384	—	24,199,026	75,585,729	—	3,817,405	460,000	25,457,174	30,000	1,772,211	1,241,589	—	108,364,108
Redemption of Units	—	(4,896)	—	—	—	(4,896)	(29,735,827)	(221)	(2,204,266)	(270,000)	(13,352,072)	—	(282,240)	(35,688)	—	(45,880,314)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	—	—	—	—	—	350,058	350,058
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	22,053,200	22,053,200
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,642,418)	(12,642,418)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(438,431)	(438,431)
Net (decrease) in Owners’																—
Capital resulting from operations attributable to controlling interests	(1,523)	(614,393)	(2,149)	(288,878)	—	(906,943)	(16,376,424)	(3)	(598,966)	(104,950)	(1,927,648)	(4,861)	(102,895)	(35,155)	—	(19,150,902)

Owners’ Capital, December 31, 2009	25,977	14,697,353	210,351	8,353,506	—	23,287,187	286,024,307	—	9,150,114	3,697,180	73,674,986	145,517	3,153,049	1,170,746	24,451,022	401,466,921

Sale of Units	—	26,672,742	425,000	15,970,263	—	43,068,005	733,684	—	25,858	—	14,425	—	—	3,412,987	—	4,186,954
Redemption of Units	—	(3,606,610)	—	(2,492,712)	—	(6,099,322)	(29,047,428)	—	(4,516,519)	(1,310,000)	(9,577,458)	—	(163,315)	(1,382,434)	—	(45,997,154)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,641,521)	(10,641,521)
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	47,689,690	47,689,690
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,463,479)	(24,463,479)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	14,493,972	14,493,972
Net increase/(decrease) in Owners’																—
Capital resulting from operations attributable to controlling interests	2,338	3,421,875	61,487	2,534,160	—	6,019,860	30,096,947	—	461,105	292,672	9,923,923	19,863	407,260	489,981	—	41,691,751

Owners’ Capital, December 31, 2010	28,315	41,185,360	696,838	24,365,217	—	66,275,730	287,807,510	—	5,120,558	2,679,852	74,035,876	165,380	3,396,994	3,691,280	51,529,684	428,427,134

Sale of Units	—	8,975,267	—	3,222,236	—	12,197,503	680,177	—	5,618	1,250,000	16,575	—	—	810,623	—	2,762,993
Redemption of Units	—	(15,268,645)	(100,000)	(9,260,139)	—	(24,628,784)	(94,481,950)	—	(2,387,579)	(530,000)	(12,512,325)	—	(652,135)	(1,420,305)	—	(111,984,294)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	—	—	—	—	—	17,035,844	17,035,844
Contributions	—	—	—	—	115,000	115,000	—	—	—	—	—	—	—	—	136,058,408	136,058,408
Distributions	—	—	—	—	(28,854)	(28,854)	—	—	—	—	—	—	—	—	(157,826,198)	(157,826,198)
Operations attributable to non-controlling interests	—	—	—		(27,734)	(27,734)	—	—	—	—	—	—	—	—	(6,164,402)	(6,164,402)
Net increase/(decrease) in Owners’						—
Capital resulting from operations attributable to controlling interests	(746)	(829,415)	(6,945)	(182,346)	—	(1,019,452)	(10,220,419)	—	(202,038)	(48,244)	(1,519,167)	(6,566)	(118,843)	(128,796)	—	(12,244,073)

Owners’ Capital, December 31, 2011	$27,569	$34,062,567	$589,893	$18,144,968	$58,412	$52,883,409	$183,785,318	$—	$2,536,559	$3,351,608	$60,020,959	$158,814	$2,626,016	$2,952,802	$40,633,336	$296,065,412

Owners’ Capital - Units, December 31, 2008	—	—	—	—	—	—	2,049,590	2	72,584	25,359	445,784	992	14,560	—	—	2,608,871

Sale of Units	275	155,639	2,206	87,587	—	245,707	604,791	—	34,150	3,176	177,866	245	14,604	10,253	—	845,085
Redemption of Units	—	(50)	—		—	(50)	(241,428)	(2)	(20,000)	(1,939)	(93,669)	—	(2,353)	(298)	—	(359,689)

Owners’ Capital - Units, December 31, 2009	275	155,589	2,206	87,587	—	245,657	2,412,953	—	86,734	26,596	529,981	1,237	26,811	9,955	—	3,094,267

Sale of Units	—	280,625	4,380	167,509	—	452,514	6,013	—	245	—	102	—	—	28,815	—	35,175
Redemption of Units	—	(36,220)	—	(24,813)	—	(61,033)	(237,733)	—	(42,973)	(9,790)	(65,779)	—	(1,395)	(11,154)	—	(368,824)

Owners’ Capital - Units, December 31, 2010	275	399,994	6,586	230,283	—	637,138	2,181,233	—	44,006	16,806	464,304	1,237	25,416	27,616	—	2,760,618

Sale of Units	—	87,494	—	30,180	—	117,674	5,200	—	48	8,074	105	—	—	6,135	—	19,562
Redemption of Units	—	(147,711)	(959)	(87,380)	—	(236,050)	(710,302)	—	(20,666)	(3,260)	(77,236)	—	(4,956)	(10,746)	—	(827,166)

Owners’ Capital - Units, December 31, 2011	275	339,777	5,627	173,083	—	518,762	1,476,131	—	23,388	21,620	387,173	1,237	20,460	23,005	—	1,953,014

		(1)		(1)							(1)		(1)
Net asset value per unit at December 31, 2008 or start of operations		$100.00		$100.00			$125.17		$112.09		$142.44		$121.30	$121.97
Change in net asset value per unit for the year ended December 31, 2009		(5.54)		(4.63)			(6.63)		(6.59)		(3.43)		(3.70)	(4.37)

Net asset value per unit at December 31, 2009		94.46		95.37			118.54		105.50		139.01		117.60	117.60
Change in net asset value per unit for the year ended December 31, 2010		8.50		10.44			13.41		10.86		20.45		16.06	16.06

Net asset value per unit at December 31, 2010		102.96		105.81			131.95		116.36		159.46		133.66	133.66
Change in net asset value per unit for the year ended December 31, 2011		(2.71)		(0.98)			(7.45)		(7.91)		(4.44)		(5.31)	(5.30)

Net asset value per unit at December 31, 2011		$100.25		$104.83			$124.50		$108.45		$155.02		$128.35	$128.36

(1)	Values are for both the Managing Owner and Limited Owners.
(2)	The Frontier Masters Series began trading operations on June 9, 2009
(3)	The Balanced Series Class 3a began trading operations on June 4, 2009

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2011, 2010 and 2009

	Berkeley/Graham/Tiverton Series (2)					Currency Series
	Class 1	Class 2				Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2008	$69,957,155	$302,878	$7,504,896	$2,127,880	$79,892,809	$11,900,185	$687,357	$2,259,243	$14,846,785

Sale of Units	10,924,243	—	4,025,676	—	14,949,919	570,243	—	82,125	652,368
Redemption of Units	(7,507,650)	(170,000)	(1,523,780)	—	(9,201,430)	(2,434,358)	—	(284,291)	(2,718,649)
Change in control of ownership - Trading Companies	—	—	—	(4,388,979)	(4,388,979)	—	—	—
Contributions	—	—	—	4,418,397	4,418,397	—	—	—	—
Distributions	—	—	—	(820,772)	(820,772)	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	(1,336,526)	(1,336,526)	—	—	—	—
Net increase (decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(3,926,382)	(7,368)	(217,308)	—	(4,151,058)	(2,101,688)	(112,973)	(357,715)	(2,572,376)

Owners’ Capital, December 31, 2009	69,447,366	125,510	9,789,484	—	79,362,360	7,934,382	574,384	1,699,362	10,208,128

Sale of Units	124,546	—	—	—	124,546	65,957	—	—	65,957
Redemption of Units	(10,995,712)	—	(2,174,467)	—	(13,170,179)	(1,751,140)	(570,000)	(983,296)	(3,304,436)
Change in control of ownership - Trading Companies	—	—	—	(14,996,045)	(14,996,045)	—	—	—	—
Contributions	—	—	—	16,000,000	16,000,000	—	—	—	—
Distributions	—	—	—	(2,896,500)	(2,896,500)	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	1,892,545	1,892,545	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	3,266,796	11,018	634,787	—	3,912,601	132,683	(1,593)	38,661	169,751

Owners’ Capital, December 31, 2010	61,842,996	136,528	8,249,804	—	70,229,328	6,381,882	2,791	754,727	7,139,400

Sale of Units	73,374	—	—	—	73,374	58,429	—	—	58,429
Redemption of Units	(18,343,967)	(120,000)	(2,956,631)	—	(21,420,598)	(1,610,039)	—	(647,496)	(2,257,535)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(8,391,772)	(8,650)	(867,710)	—	(9,268,132)	(601,922)	(228)	(18,787)	(620,937)

Owners’ Capital, December 31, 2011	$35,180,631	$7,878	$4,425,463	$—	$39,613,972	$4,228,350	$2,563	$88,444	$4,319,357

Owners’ Capital - Units, December 31, 2008	632,847	2,439	60,454	—	695,740	123,719	6,289	20,670	150,678

Sale of Units	101,789	—	32,910	—	134,699	6,288	—	787	7,075
Redemption of Units	(71,005)	(1,403)	(12,523)	—	(84,931)	(28,285)	—	(2,852)	(31,137)

Owners’ Capital - Units, December 31, 2009	663,631	1,036	80,841	—	745,508	101,722	6,289	18,605	126,616

Sale of Units	1,202	—	—	—	1,202	827	—	—	827
Redemption of Units	(104,985)	—	(18,213)	—	(123,198)	(21,855)	(6,260)	(10,696)	(38,811)

Owners’ Capital - Units, December 31, 2010	559,848	1,036	62,628	—	623,512	80,694	29	7,909	88,632

Sale of Units	704	—	—	—	704	789	—	—	789
Redemption of Units	(174,019)	(966)	(23,057)	—	(198,042)	(21,486)	—	(6,899)	(28,385)

Owners’ Capital - Units, December 31, 2011	386,533	70	39,571	—	426,174	59,997	29	1,010	61,036

			(1)					(1)
Net asset value per unit at December 31, 2008	$110.54		$124.14			$96.19		$109.30
Change in net asset value per unit for the year ended December 31, 2009	(5.89)		(3.04)			(18.19)		(17.96)

Net asset value per unit at December 31, 2009	104.65		121.10			78.00		91.34
Change in net asset value per unit for the year ended December 31, 2010	5.81		10.63			1.09		4.09

Net asset value per unit at December 31, 2010	110.46		131.73			79.09		95.43
Change in net asset value per unit for the year ended December 31, 2011	(19.44)		(19.89)			(8.61)		(7.82)

Net asset value per unit at December 31, 2011	$91.02		$111.84			$70.48		$87.61

(1)	Values are for both the Managing Owner and Limited Owners.
(2)	Formerly the Campbell/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2011, 2010 and 2009

	Long Only Commodity Series (3)					Managed Futures Index Series (3)
	Class 1	Class 2		Class 3 (2)		Class 1	Class 2		Class 3 (2)
	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Total
Owners’ Capital, December 31, 2008	$3,254,226	$110,092	$678,155	$—	$4,042,473	$2,266,977	$77,559	$1,058,515	$—	$3,403,051

Sale of Units	409,347	—	86,800	—	496,147	708,699	200,000	1,071,138	—	1,979,837
Redemption of Units	(572,400)	—	(93,077)	—	(665,477)	(822,446)	—	(224,954)	—	(1,047,400)
Net increase (decrease) in Owners’ Capital resulting from operations	620,408	23,421	149,353	—	793,182	(321,795)	(18,354)	(222,130)	—	(562,279)

Owners’ Capital, December 31, 2009	3,711,581	133,513	821,231	—	4,666,325	1,831,435	259,205	1,682,569	—	3,773,209

Sale of Units	935	—	—	—	935	—	2,000,000	—	—	2,000,000
Redemption of Units	(731,802)	(80,000)	(129,308)	—	(941,110)	(518,756)	—	(398,064)	—	(916,820)
Net increase/(decrease) in Owners’ Capital resulting from operations	368,239	(2,301)	101,143	—	467,081	75,773	115,944	112,357	—	— 304,074

Owners’ Capital, December 31, 2010	3,348,953	51,212	793,066	—	4,193,231	1,388,452	2,375,149	1,396,862	—	5,160,463

Sale of Units	1,084	—	—	1,635,478	1,636,562	—	—	—	375,118	375,118
Redemption of Units	(3,330,733)	(48,901)	(815,229)	(1,555,811)	(5,750,674)	(1,310,251)	(2,200,563)	(1,306,278)	(360,212)	(5,177,304)
Net increase/(decrease) in Owners’ Capital resulting from operations	(19,304)	(2,311)	22,163	(79,667)	(79,119)	(78,201)	(174,586)	(90,584)	(14,906)	(358,277)

Owners’ Capital, December 31, 2011	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owners’ Capital - Units, December 31, 2008	46,285	1,479	9,108	—	56,872	17,151	555	7,577	—	25,283

Sale of Units	6,185	—	1,232	—	7,417	5,748	1,582	8,084	—	15,414
Redemption of Units	(8,065)	—	(1,245)	—	(9,310)	(6,625)	—	(1,787)	—	(8,412)

Owners’ Capital - Units, December 31, 2009	44,405	1,479	9,095	—	54,979	16,274	2,137	13,874	—	32,285

Sale of Units	12	—	—	—	12	—	16,177	—	—	16,177
Redemption of Units	(8,830)	(985)	(1,448)	—	(11,263)	(4,504)	—	(3,104)	—	(7,608)

Owners’ Capital - Units, December 31, 2010	35,587	494	7,647	—	43,728	11,770	18,314	10,770	—	40,854

									—
Sale of Units	12	—	—	15,532	15,544	—	—	—	2,962	2,962
Redemption of Units	(35,599)	(494)	(7,647)	(15,532)	(59,272)	(11,770)	(18,314)	(10,770)	(2,962)	(43,816)

Owners’ Capital - Units, December 31, 2011	—	—	—	—	—	—	—	—	—	—

			(1)					(1)
Net asset value per unit at December 31, 2008	$70.31		$74.46	$—		$132.18		$139.70	$—
Change in net asset value per unit for the year ended December 31, 2009	13.28		15.84	—		(19.64)		(18.42)	—

Net asset value per unit at December 31, 2009	83.59		90.30	—		112.54		121.28	—
Change in net asset value per unit for the year ended December 31, 2010	10.52		13.41	—		5.42		8.41	—

Net asset value per unit at December 31, 2010 or start of operations	94.11		103.71	103.88		117.96		129.69	126.73
Change in net asset value per unit for the year or period ended December 31, 2011	(7.00)		(5.83)	(6.00)		(11.13)		(9.93)	(6.97)

Net asset value per unit at December 31, 2011	$87.11 (4)		$97.88 (4)	$97.88 (4)		$106.83 (4)		$119.76 (4)	$119.76 (4)

(1)	Values are for both the Managing Owner and Limited Owners.
(2)	The Long Only Commodity Series, Class 3 Units and the Managed Futures Index Series, Class 3 units began trading operations on January 14, 2011
(3)	The Long Only Commodity Series and the Managed Futures Index Series ceased trading operations on December 21, 2011 and redeemed all existing Units. Both Series remain open.
(4)	Net asset value per unit represents the liquidation value.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2011, 2010 and 2009

	Winton Series						Winton/Graham Series
	Class 1		Class 2		Non-		Class 1	Class 2		Non-
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total
Owners’ Capital, December 31, 2008	$1,304	$62,282,355	$277,935	$11,465,432	$4,688,169	$78,715,195	$35,760,835	$56,315	$14,378,079	$—	$50,195,229

Sale of Units	—	287,976	200,000	—	—	487,976	20,207,122	—	360,401	—	20,567,523
Redemption of Units	(1,165)	(8,521,271)	—	(905,208)	—	(9,427,644)	(5,384,099)	—	(1,892,655)	—	(7,276,754)
Change in control of ownership - Trading Companies	—	—	—	—	(13,830,805)	(13,830,805)	—	—	—	2,258,238	2,258,238
Contributions	—	—	—	—	15,598,979	15,598,979	—	—	—	8,100,000	8,100,000
Distributions	—	—	—	—	(2,389,350)	(2,389,350)	—	—	—	(7,563,092)	(7,563,092)
Operations attributable to non-controlling interests	—	—	—	—	(4,066,993)	(4,066,993)	—	—	—	3,347,600	3,347,600
Net increase (decrease) in Owners’ Capital resulting from operations attributaable to controlling interests	(139)	(5,850,743)	(22,653)	(811,644)	—	(6,685,179)	(2,415,463)	(1,325)	(378,337)	—	(2,795,125)

Owners’ Capital, December 31, 2009	—	48,198,317	455,282	9,748,580	—	58,402,179	48,168,395	54,990	12,467,488	6,142,746	66,833,619

Sale of Units	—	277,520	—	—	—	277,520	143,516	—	—	—	143,516
Redemption of Units	—	(5,850,898)	(250,000)	(364,265)	—	(6,465,163)	(6,276,569)	—	(2,310,599)	—	(8,587,168)
Contributions	—	—	—	—	—	—	—	—	—	5,800,968	5,800,968
Distributions	—	—	—	—	—	—	—	—	—	(8,907,979)	(8,907,979)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	2,644,623	2,644,623
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	—	6,726,042	25,499	1,753,360	—	8,504,901	3,862,904	6,701	1,393,612	—	5,263,217

Owners’ Capital, December 31, 2010	—	49,350,981	230,781	11,137,675	—	60,719,437	45,898,246	61,691	11,550,501	5,680,358	63,190,796

Sale of Units	—	256,132	—	—	—	256,132	111,245	—	—	—	111,245
Redemption of Units	—	(13,146,425)	(200,000)	(307,653)	—	(13,654,078)	(17,353,576)	—	(4,995,641)	—	(22,349,217)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	(5,222,639)	(5,222,639)
Contributions	—	—	—	—	—	—	—	—	—	3,981,000	3,981,000
Distributions	—	—	—	—	—	—	—	—	—	(3,968,000)	(3,968,000)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	(470,719)	(470,719)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	—	1,885,111	3,495	838,027	—	2,726,633	(3,872,396)	(6,138)	(620,245)	—	(4,498,779)

Owners’ Capital, December 31, 2011	$—	$38,345,799	$34,276	$11,668,049	$—	$50,048,124	$24,783,519	$55,553	$5,934,615	$—	$30,773,687

Owners’ Capital - Units, December 31, 2008	10	477,595	1,985	81,870	—	561,460	307,804	428	109,351	—	417,583

Sale of Units	—	2,363	1,514	—	—	3,877	178,479	—	2,731	—	181,210
Redemption of Units	(10)	(70,007)	—	(6,940)	—	(76,957)	(48,630)	—	(14,976)	—	(63,606)

Owners’ Capital - Units, December 31, 2009	—	409,951	3,499	74,930	—	488,380	437,653	428	97,106	—	535,187

Sale of Units	—	2,209	—	—	—	2,209	1,289	—	—	—	1,289
Redemption of Units	—	(46,709)	(2,000)	(2,602)	—	(51,311)	(55,910)	—	(16,914)	—	(72,824)

Owners’ Capital - Units, December 31, 2010	—	365,451	1,499	72,328	—	439,278	383,032	428	80,192	—	463,652

Sale of Units	—	1,867	—	—	—	1,867	964	—	—	—	964
Redemption of Units	—	(95,614)	(1,292)	(1,960)	—	(98,866)	(147,347)	—	(34,437)	—	(181,784)

Owners’ Capital - Units, December 31, 2011	—	271,704	207	70,368	—	342,279	236,649	428	45,755	—	282,832

				(1)					(1)
Net asset value per unit at December 31, 2008		$130.41		$140.04			$116.18		$131.49
Change in net asset value per unit for the year ended December 31, 2009		(12.84)		(9.94)			(6.12)		(3.10)

Net asset value per unit at December 31, 2009		117.57		130.10			110.06		128.39
Change in net asset value per unit for the year ended December 31, 2010		17.47		23.89			9.77		15.65

Net asset value per unit at December 31, 2010		135.04		153.99			119.83		144.04
Change in net asset value per unit for the year ended December 31, 2011		6.09		11.83			(15.10)		(14.34)

Net asset value per unit at December 31, 2011		$141.13		$165.82			$104.73		$129.70

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

	Frontier Diversified Series			Frontier Dynamic Series (1)			Frontier Long/Short Commodity Series
	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(4,382,558)	$11,292,885	$(1,306,916)	$(62,632)	$23,721	$(36,652)	$10,519,098	$9,002,172	$23,285,650
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in)operating activities:
Change in:
Net change in open trade equity/(deficit), at fair value	—	—	—	—	—	18,604	25,934,678	(518,490)	11,272,253
Net change in ownership allocation of U.S. Treasury Securities	(2,912,826)	(6,617,820)	(6,714,475)	2,810,044	5,175	(2,705,000)	(2,640,380)	1,640,941	303,949
Net change in custom time deposits	(6,680,291)	(35,501,972)	(25,376,919)	11,120,141	(279,244)	(8,966,996)	(15,719,642)	6,227,099	(280,966)
Net change in ownership allocation of credit default swaps	(80,518)	—	—	7,075	—	—	12,468	—	—
Net change in ownership allocation of certificates of depsoit	—	—	—	—	—	—	—	—	(1,733,099)
Net realized (gain) on swap contracts	5,621,987	—	—	2,157,451	—	—	11,411	—	—
Net unrealized (gain)/loss on swap contracts	(1,315,339)	(416,156)	1,707,778	(1,317,993)	(929,519)	2,247,497	(20,529)	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	(23,748)	(255,854)	(32,581)	115,289	(62,532)	(52,757)	(24,825)	(208,016)	358,065
Net realized (gain)/loss on U.S. Treasury securities	—	—	—	(128,823)	—	—	—	—	—
(Purchases) sales of:
Sales of swap contracts	7,096,699	58,890	21,250	10,123,315	—	—	—	—	—
(Purchases) of swap contracts	(45,928)	(2,500,000)	(10,279,667)	(13,076)	—	(12,274,750)	(78,248)	—	—
Sales of custom time deposits	8,477,490	—	—	4,712,701	—	—	11,163,129	—	—
(Purchases) of custom time deposits	—	(8,262,241)	(7,974,576)	—	(2,013,641)	(4,572,961)	—	(4,030,695)	(10,876,124)
Sales of certificates of deposit	—	—	—	—	—	—	—	—	10,913,236
Increase and/or decrease in:
Receivable from futures commission merchants	—	—	—	—	—	—	(47,822,021)	23,781,708	(25,290,201)
Change in control of ownership—trading companies	—	157,005	—	—	—	—	28,341,047	(8,718,487)	—
Contributions to trading companies	—	—	—	—	—	—	4,105,200	97,830	56,470,869
Distributions from trading companies	—	—	—	—	—	—	(28,282,129)	—	(61,271,709)
Investments in unconsolidated trading companies, at fair value	16,699,924	(44,134,477)	(10,805,618)	—	—	—	28,882,460	(31,058,824)	(1,905,624)
Prepaid service fees—Class 1	244,867	16,493	(424,337)	6,542	(6,362)	(180)	(48,614)	12,992	205,391
Interest receivable	(42,984)	(92,242)	(93,651)	38,166	(146)	(38,020)	(38,036)	21,471	2,341
Receivable from related parties	73,638	189,820	(279,820)	—	30	(30)	(4,071)	—	9,162
Other assets	(10,069)	(60)	—	12	(12)	—	(9,380)	(212)	11,333
Inter-series payables/receivables, at fair value	—	(10,962,073)	10,962,073	(28,320,283)	644,167	27,676,116	—	—	—
Incentive fees payable to Managing Owner	(931,069)	1,320,668	132,434	—	—	—	(1,473,651)	1,322,436	239,089
Management fees payable to Managing Owner	40,474	111,533	28,225	—	—	—	(15,361)	155,692	122,457
Interest payable to Managing Owner	954	40,782	12,179	(10,064)	6,016	4,048	9,470	11,205	9,610
Trading fees payable to Managing Owner	(41,281)	236,534	73,768	(59,936)	31,345	28,591	38,947	29,219	12,781
Trailing service fees payable to Managing Owner	27,974	48,296	607	(726)	726	—	(46,766)	6,179	58,188
Payables to related parties	(57,770)	57,770	—	(6,585)	6,585	—	(8,528)	(26,996)	(214,285)
Other liabilities	(12,755)	10,957	3,972	(53)	(1,231)	1,284	(10,961)	8,000	(13,211)

Net cash provided by (used in) operating activities	21,746,871	(95,201,262)	(50,346,274)	1,170,565	(2,574,922)	1,328,794	12,774,766	(2,244,776)	1,689,155

Cash Flows from Financing Activities:
Proceeds from sale of units	44,490,694	100,025,158	57,792,453	206,700	993,636	933,569	41,710,300	21,784,520	18,982,722
Payment for redemption of units	(65,630,504)	(8,295,195)	(169,418)	(1,776,990)	(281,352)	—	(52,392,651)	(25,370,305)	(16,388,436)
Pending owner additions	(379,830)	(838,323)	1,461,241	(70,000)	70,000	—	(85,001)	125,967	(129,636)
Owner redemptions payable	102,096	219,042	—	(28,323)	28,323	—	(76,477)	160,970	212

Net cash provided by (used in) financing activities	(21,417,544)	91,110,682	59,084,276	(1,668,613)	810,607	933,569	(10,843,829)	(3,298,848)	2,464,862

Net increase (decrease) in cash and cash equivalents	329,327	(4,090,580)	8,738,002	(498,048)	(1,764,315)	2,262,363	1,930,937	(5,543,624)	4,154,017
Cash and cash equivalents, beginning of year or period	4,647,422	8,738,002	—	498,048	2,262,363	—	1,114,912	6,658,536	2,504,519

Cash and cash equivalents, end of year or period	$4,976,749	$4,647,422	$8,738,002	$—	$498,048	$2,262,363	$3,045,849	$1,114,912	$6,658,536

(1)	The Frontier Dynamic Series ceased trading operations on July 15, 2011 and redeemed all existing Units. The Series remains open.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

	Frontier Master Series			Balanced Series			Berkeley/Graham/Tiverton Series (1)
	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,047,186)	$6,019,860	$(906,943)	$(18,408,475)	$56,185,723	$(19,589,333)	$(9,268,132)	$5,805,146	$(5,487,584)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in)operating activities:
Change in:
Net change in open trade equity, at fair value	(792,372)	—	—	16,312,122	(15,156,564)	12,215,881	—	—	—
Net change in ownership allocation of U.S. Treasury Securities	(3,683,954)	(506,120)	(2,792,319)	(1,931,274)	2,431,689	7,002,882	2,680,199	2,633,748	744,334
Net change in custom time deposits	(18,343,873)	(1,397,123)	(8,817,861)	(7,080,628)	6,455,088	11,599,532	6,356,295	11,105,118	1,922,789
Net change in ownership allocation of credit default swaps	(44,941)	—	—	34,673	—	—	33,510	—	—
Net change in ownership allocation of certificates of deposit	—	—	—	—	—	5,605,836	—	—	(1,786,344)
Net change in ownership allocation of total return swaps	—	—	—	2,955,994	—	—	—	—	—
Net unrealized (gain)/loss on swap contracts	1,607,804	(3,474,611)	1,864,032	19,161,366	(8,790,927)	12,051,821	(2,447)	—	—
Net realized (gain)/loss on swap contracts	(2,061,339)	—	—	(4,529,039)	—	—	6,252	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	(5,038)	(192,745)	(52,370)	16,555	(595,392)	2,354,829	(2,768)	(144,737)	467,310
Net realized (gain)/loss on investment in Berkeley Quantitative Colorado Fund LLC	—	—	—	—	—	—	135,775	—	—
Net unrealized (gain)/loss on investment in Berkeley Quantitative Colorado Fund LLC	—	—	—	—	—	—	2,238,082	(157,099)	—
(Purchases) sales of:
Sales of swap contracts	26,826,316	7,694,189	224,521	27,897,084	—	—	—	—	—
(Purchases) of swap contracts	(142,819)	(14,489,668)	(18,060,709)	(19,527,925)	—	—	(71,712)	—	—
Sales of custom time deposits	5,505,655	—	—	28,695,160	—	—	13,639,642	—	—
(Purchases) of custom time deposits	—	(4,603,586)	(5,243,771)	—	(16,960,383)	(27,740,904)	—	(3,849,159)	(13,330,504)
Sales of certificates of deposit	—		—	—	—	34,060,541	—	—	12,854,431
Sale of Berkeley Quantitative Colorado Fund LLC	—	—	—	—	—	—	1,512,397	—	—
Purchase of Berkeley Quantitative Colorado Fund LLC	—		—	—	—	—	—	(10,000,000)	—
Increase and/or decrease in:
Receivable from futures commission merchants	(5,107,749)	—	—	10,662,500	(14,237,495)	(34,145,915)	—	—	5,110,183
Change in control of ownership—trading companies	—	—	—	17,035,844	(10,641,521)	350,058	—	(14,996,045)	(4,388,979)
Investments in unconsolidated trading companies, at fair value	11,203,744	(11,021,651)	(4,900,007)	23,816,569	(26,562,849)	(10,836,114)	4,431,824	2,982,381	(1,193,609)
Contributions to trading companies	115,000	—	—	136,058,408	47,689,690	22,053,200	—	16,000,000	4,418,397
Distributions from trading companies	(28,854)	—	—	(157,826,198)	(24,463,479)	(12,642,418)	—	(2,896,500)	(820,772)
Inter-series payables/receivables, at fair value	—	(18,184,135)	18,184,135	—	27,952,024	(54,409,622)	—	—	—
Prepaid service fees—Class 1	154,010	(37,436)	(167,524)	41,137,058	487,872	305,556	16	64,993	115,630
Interest receivable	(51,616)	(8,877)	(39,485)	(31,251)	31,827	100,228	35,778	36,182	8,562
Receivable from related parties	—	179,715	(179,715)	—	296,789	(83,234)	—	200	(200)
Other assets	(6,147)	(15)	—	(29,414)	(18,859)	55,234	(7,777)	(136)	—
Incentive fees payable to Managing Owner	(229,686)	229,686	—	(1,493,745)	1,382,180	(550,987)	(270,557)	270,557	(488,067)
Management fees payable to Managing Owner	9,010	78,602	29,929	127,380	(94,591)	192,338	(51,055)	58,444	68,346
Interest payable to Managing Owner	10,074	7,240	6,094	248,821	74,328	11,503	(51,479)	61,387	41,497
Trading fees payable to Managing Owner	(26,563)	90,865	40,976	105,311	(32,230)	81,998	(4,502)	12,630	11,750
Trailing service fees payable to Managing Owner	20,017	20,581	1,313	239,055	110,726	25,270	(61,291)	62,266	62,406
Payables to related parties	(113,855)	113,911	—	(65,107)	(202,485)	255,549	(9,786)	(235,882)	218,818
Other liabilities	(5,421)	4,341	1,936	5,308	(2,560)	(133,953)	420	473	(13,570)

Net cash provided by (used in) operating activities	13,760,217	(39,476,977)	(20,807,768)	113,586,152	25,338,601	(51,810,224)	21,268,684	6,813,967	(1,465,176)

Cash Flows from Financing Activities:
Proceeds from sale of units	12,197,503	43,068,005	24,199,026	2,762,993	4,186,954	108,364,108	73,374	124,546	14,949,919
Payment for redemption of units	(24,628,784)	(6,099,322)	(4,896)	(111,984,294)	(45,997,154)	(45,880,314)	(21,420,598)	(13,170,179)	(9,201,430)
Pending owner additions	(123,284)	(2,036,469)	2,182,469	45,208	—	(1,966,385)	3,396	—	(136,277)
Owner redemptions payable	(178,226)	183,222	—	(27,871)	(555,035)	379,944	86,371	96,181	—

Net cash provided by (used in) financing activities	(12,732,791)	35,115,436	26,376,599	(109,203,964)	(42,365,235)	60,897,353	(21,257,457)	(12,949,452)	5,612,212

Net increase (decrease) in cash and cash equivalents	1,027,426	(4,361,541)	5,568,831	4,382,188	(17,026,634)	9,087,129	11,227	(6,135,485)	4,147,036
Cash and cash equivalents, beginning of year or period	1,207,290	5,568,831	—	5,375,950	22,402,584	13,315,455	1,341,151	7,476,636	3,329,600

Cash and cash equivalents, end of year or period	$2,234,716	$1,207,290	$5,568,831	$9,758,138	$5,375,950	$22,402,584	$1,352,378	$1,341,151	$7,476,636

(1)	Formerly the Campbell/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

	Currency Series			Long Only Commodity Series (1)			Managed Futures Index Series (1)
	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(620,937)	$169,751	$(2,572,376)	$(79,119)	$467,081	$793,182	$(358,277)	$304,074	$(562,279)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in)operating activities:
Change in:
Net change in open trade equity, at fair value	27,098	(7,634)	(6,654)	—	—	—	—	—	—
Net change in ownership allocation of U.S. Treasury Securities	1,679,073	556,890	832,583	486,861	98,238	(47,468)	597,912	(122,708)	(65,671)
Net change in custom time deposits	6,056,239	2,239,528	2,983,995	2,113,208	342,083	(385,575)	2,648,080	(906,594)	(205,014)
Net change in ownership allocation of credit default swaps	15,835	—	—	323,021	—	—	2,842	—	—
Net change in ownership allocation of certificates of deposit	—	—	121,328	—	—	125,139	—		(37,925)
Net unrealized (gain)/loss on swap contracts	(6,327,629)	(675,809)	4,129,162	—	—	—	—	—	—
Net realized (gain)/loss on swap contracts	8,302,467	—	—	50,501	(509,662)	(883,900)	969	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	4,083	(52,062)	165,246	48,272	(12,440)	24,171	6,967	4,201	22,461
Net realized (gain)/loss on U.S. Treasury securities	—	—	—	(49,592)	—	—	(7,179)	—	—
Net increase from payments by managing owner	(390,589)	—	—	—	—	—	—	—	—
(Purchases) sales of:
Sales of swap contracts	5,043,086	—	—	1,313,361	1,498,091	2,985,691	—	—	—
(Purchases) of swap contracts	(23,489)	—	—	(896,087)	(1,194,834)	(1,849,628)	(3,811)	—	—
Sales of custom time deposits	3,836,498	—	—	635,752	—	—	735,886	—	—
(Purchases) of custom time deposits	—	(1,188,104)	(3,748,697)	—	(266,848)	(618,522)	—	(108,662)	(715,160)
Sales of certificates of deposit	—	—	3,503,196	—	—	440,409	—	—	488,020
Increase and/or decrease in:
Receivable from futures commission merchants	678,208	(188,725)	181,444	—	—	—	—	—	—
Investments in unconsolidated trading companies, at fair value	(2,352,121)	—	—	—	—	—	992,837	(429,423)	110,557
Prepaid service fees—Class 1	—	2,852	31,122	—	1,065	10,370	—	3,350	5,498
Interest receivable	22,914	7,474	11,147	6,627	1,303	(745)	8,157	(1,513)	(926)
Receivable from related parties	—	—	444	(70)	—	63,133	1,368	(1,342)	(98)
Other assets	(469)	(28)	12,627	(26)	(61)	95	(180)	(3)	1,220
Inter-series payables/receivables, at fair value	(13,770,271)	550,017	(2,412,702)	—	—	—	—	—	—
Management fees payable to Managing Owner	(13,860)	5,323	6,277	(4,532)	(257)	724	(6,641)	3,684	2,003
Interest payable to Managing Owner	(18,698)	10,108	9,563	(1,308)	(153)	420	(1,079)	807	87
Trading fees payable to Managing Owner	(5,682)	2,839	3,531	(1,115)	(154)	239	(687)	518	360
Trailing service fees payable to Managing Owner	(4,988)	(2,356)	12,394	(4,927)	298	1,358	(1,894)	255	486
Payables to related parties	(5,246)	(4,706)	7,477	9,225	(62)	152	9,534	(14,235)	13,889
Other liabilities	(9)	(312)	436	(8)	(188)	(84)	19	(177)	361

Net cash provided by (used in) operating activities	2,131,513	1,425,046	3,271,543	3,950,044	423,500	659,161	4,624,823	(1,267,768)	(942,131)

Cash Flows from Financing Activities:
Proceeds from sale of units	58,429	65,957	652,368	1,636,562	935	496,147	375,118	2,000,000	1,979,837
Payment for redemption of units	(2,257,535)	(3,304,436)	(2,718,649)	(5,750,674)	(941,110)	(665,477)	(5,177,304)	(916,820)	(1,047,400)
Pending owner additions	4,509	—	(10,000)	—	—	—	(1,440)	1,440	(30,000)
Redemptions payable	(29,526)	45,220	—	1,441,899	—	—	1,224,569	794	—

Net cash provided by (used in) financing activities	(2,224,123)	(3,193,259)	(2,076,281)	(2,672,213)	(940,175)	(169,330)	(3,579,057)	1,085,414	902,437

Net increase (decrease) in cash and cash equivalents	(92,610)	(1,768,213)	1,195,262	1,277,831	(516,675)	489,831	1,045,766	(182,354)	(39,694)
Cash and cash equivalents, beginning of year or period	275,485	2,043,698	848,436	175,096	691,771	201,940	196,091	378,445	418,139

Cash and cash equivalents, end of year or period	$182,875	$275,485	$2,043,698	$1,452,927	$175,096	$691,771	$1,241,857	$196,091	$378,445

(1)	The Long Only Commodity Series and Managed Futures Index Series ceased trading operations on December 21, 2011 and redeemed all existing Units. Both Series remain open.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

	Winton Series			Winton/Graham Series
	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$2,726,633	$8,504,901	$(10,752,172)	$(4,969,498)	$7,907,840	$552,475
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	—	—	2,158,369	1,427,138	(616,949)	(810,189)
Net change in ownership allocation of U.S. Treasury Securities	196,565	(42,915)	3,663,697	3,201,951	478,631	287,793
Net change in custom time deposits	(2,508,040)	(2,803,095)	4,403,764	8,934,476	1,250,739	(1,954,820)
Net change in ownership allocation of credit default swaps	18,791	—	—	26,895	—	—
Net change in ownership allocation of certificates of deposit	—	—	(1,780,051)	—	—	(391,105)
Net unrealized (gain)/loss on swap contracts	(7,291)	—	—	944	—	—
Net realized (gain)/loss on swap contracts	9,969	—	—	5,791	—
Net unrealized (gain) loss on U.S. Treasury Securities, at fair value	2,017	(163,733)	434,210	3,545	(159,470)	367,408
(Purchases) sale of:
(Purchases) of swap contracts	(83,357)	—	—	(64,011)	—	—
Sales of custom time deposits	12,335,669	—	8,577,280	13,486,442	—	5,320,983
(Purchases) of custom time deposits	—	(3,981,330)	(12,043,170)	—	(4,735,352)	(13,135,610)
Sales of certificates of deposit	—	—	14,073,176	—	—	8,666,991
Increase and/or decrease in:
Receivable from futures commission merchants	—	—	9,653,595	11,090,076	1,920,174	(13,010,250)
Change in control of ownership of trading companies	—	—	(13,830,805)	(5,222,639)	—	2,258,238
Contributions to trading companies	—	—	15,598,979	3,981,000	5,800,968	8,100,000
Distributions from trading companies	—	—	(2,389,350)	(3,968,000)	(8,907,979)	(7,563,092)
Investments in unconsolidated trading companies, at fair value	1,490,991	187,005	(6,409,912)	(5,090,173)	(125,872)	461,573
Prepaid service fees—Class 1	—	—	89,142	—	105,448	260,260
Interest receivable	1,337	(1,003)	47,584	43,075	6,068	2,921
Receivable from related parties	—	—	64,844	—	470	19,530
Other assets	(6,773)	(117)	—	(6,409)	(111)	—
Incentive fees payable to Managing Owner	(467,341)	467,341	—	(623,629)	623,629	(76,168)
Management fees payable to Managing Owner	(32,116)	59,416	45,414	(67,825)	88,752	67,364
Interest payable to Managing Owner	(17,776)	50,929	39,027	(45,025)	43,126	39,066
Trading fees payable to Managing Owner	6,057	11,974	8,809	(4,700)	12,047	9,876
Trailing service fees payable to Managing Owner	(21,041)	24,219	57,290	(46,557)	50,986	47,078
Payables to related parties	(25,066)	(147,171)	146,959	(11,953)	8,509	(1,324)
Other liabilities	719	(132)	(35,068)	1,242	98	(7,278)

Net cash provided by (used in) operating activities	13,619,947	2,166,289	11,821,611	22,082,156	3,751,752	(10,488,280)

Cash Flows from Financing Activities:
Proceeds from sale of units	256,132	277,520	487,976	111,245	143,516	20,567,523
Payment for redemption of units	(13,654,078)	(6,465,163)	(9,427,644)	(22,349,216)	(8,587,168)	(7,276,754)
Pending owner additions	18,811	—	—	5,763	—	(710,128)
Owner redemptions payable	1,836	8,782	—	(46,387)	61,838	—

Net cash provided by (used in) financing activities	(13,377,299)	(6,178,861)	(8,939,668)	(22,278,595)	(8,381,814)	12,580,641

Net Increase (Decrease) in cash and cash equivalents	242,648	(4,012,572)	2,881,943	(196,439)	(4,630,062)	2,092,361
Cash and cash equivalents, beginning of year or period	1,808,624	5,821,196	2,939,253	1,352,481	5,982,543	3,890,182

Cash and cash equivalents, end of year or period	$2,051,272	$1,808,624	$5,821,196	$1,156,042	$1,352,481	$5,982,543

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Notes to Financial Statements

1. Organization and Purpose

The Frontier Fund, which is referred to in this report as the Trust, was formed on August 8, 2003, as a Delaware statutory trust. Please refer to the consolidated financial statements of the Trust included within this annual report. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest (the “Units”) pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). It is managed by its Managing Owner, Equinox Fund Management, LLC.

Purchasers of Units are limited owners of the Trust (“Limited Owners”) with respect to beneficial interests of the Series’ Units purchased. The Trust Act provides that, except as otherwise provided in the amended and restated declaration of trust and trust agreement of the Trust dated as of August 8, 2003, by and among the Managing Owner, Wilmington Trust Company as trustee and the unitholders from time to time (the “Trust Agreement”), unitholders in a Delaware statutory trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited Owners do not have any such liability. The Managing Owner will make contributions to the Series of the Trust necessary to maintain at least a 1% interest in the aggregate capital, profits and losses of all Series.

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

The Trust has eleven (11) separate and distinct Series of Units issued and outstanding: Frontier Diversified Series, Frontier Dynamic Series (closed to outside investors effective July 15, 2011 and existing outside investors were liquidated as of July 15, 2011), Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Berkeley/Graham/Tiverton Series (formerly Campbell/Graham/Tiverton Series), Currency Series, Long Only Commodity Series (ceased operations as of December 21, 2011), Managed Futures Index Series (ceased operations as of December 21, 2011), Winton Series and Winton/Graham Series (each a “Series” and collectively, the “Series”). The Trust may issue additional Series of Units.

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

As of December 31, 2011, the Trust, with respect to the Frontier Diversified Series, Frontier Dynamic Series, Frontier Masters Series, Berkeley/Graham/Tiverton Series, Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Balanced Series, and Frontier Long/Short Commodity Series separates Units into six separate Classes – Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of certificates of deposit, custom time deposits and U.S. Treasury securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

As of December 31, 2011, Winton Series has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. The Currency Series invests a portion of its assets in a single Trading Company, which allocates assets to one Swap. Each of the Frontier Diversified Series, Frontier Masters Series, Frontier Long/Short Commodity Series, Balanced Series, Berkeley/Graham/Tiverton Series, and Winton/Graham Series has invested a portion of its assets in several different Trading Companies and has multiple Trading Advisors that manage the assets invested in such Trading Companies.

In November 2010, the Berkeley/Graham/Tiverton Series invested a portion of its assets in Berkeley Quantitative Colorado Fund LLC, an unaffiliated company, managed by an affiliate of Berkeley Quantitative L.P. Through this investment, Berkeley Quantitative L.P. became a commodity trading advisor to the Series.

During July, 2011, Currency Series liquidated its interest in an option basket and realized a decrease in fair value greater than had previously been recorded as unrealized loss. The Managing Owner determined to make a onetime administrative adjustment by payment to the Currency Series of $390,589 to reimburse the effect of the loss on the investors in the series, exclusive of the inter-series payables’ interests, recorded in the Statements of Operations as Net increase from payments by managing owner.

2. Significant Accounting Policies

The following are the significant accounting policies of the Series of the Trust.

Basis of Presentation—The Series of the Trust follow Generally Accepted Accounting Principles (“GAAP”), as established by the Financial Accounting Standards Board (the “FASB”), to ensure consistent reporting of financial condition, schedules of investments, results of operations, changes in capital and cash flows.

Consolidation—The Series, through investing in the Trading Companies, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses, all of which is allocated to the Series. Trading Companies in which a Series has a controlling and majority equity interest are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling and majority interest are accounted for under the equity method, which approximates fair value.Fair value represents the proportionate share of the Series interest in the NAV in a Trading Company. The equity interest held by Series of the Trust is shown as investments in unconsolidated trading companies in the statements of financial condition. The income or loss attributable thereto in proportion of investment level is shown in the statements of operations as equity in earnings/(loss) from unconsolidated trading companies.

The consolidated financial statements of the Balanced Series include the assets, liabilities and earnings of its majority-owned Trading Companies; Frontier Trading Company I LLC, Frontier Trading Company IX, LLC, Frontier Trading Company XIV, LLC (earnings from June 20, 2011 through December 31, 2011), Frontier Trading Company XV, LLC, Frontier Trading Company XVII, LLC (earnings from July 5, 2011 through December 31, 2011) and Frontier Trading Company XVIII, LLC (earnings from October 24, 2011 through December 31, 2011). Also included in the consolidated financial statements were the earnings of its majority owned trading company, Frontier Trading Company VI, LLC, from January 1, 2011 through March 18, 2011 and trading Company XII from July 18, 2011 through October 11, 2011.

The consolidated financial statements of the Currency Series include the earnings of its wholly owned trading company, Frontier Trading Company III, LLC through July 15, 2011.

The consolidated financial statements of the Winton/Graham Series include the earnings of its majority-owned trading company, Frontier Trading Company V, LLC through June 17, 2011.

The consolidated financial statements of the Frontier Long/Short Commodity Series include the assets, liabilities and earnings of its majority owned trading company, Frontier Trading Company VII, LLC, from September 28, 2011 through December 31, 2011.

The consolidated financial statements of the Frontier Long/Only Commodity Series include the earnings of its wholly owned trading company, Frontier Trading Company VIII, LLC through the last day of trading operations on November 10, 2011.

The consolidated financial statements of the Frontier Diversified Series include the earnings of its wholly owned trading company, Frontier Trading Company X, LLC through October 11, 2011.

The consolidated financial statements of the Frontier Masters Series include the assets, liabilities and earnings of it’s majority owned trading company, Frontier Trading Company XXI, LLC (earnings from March 1, 2011 through December 31, 2011. Also included in the consolidated financial statements were the earnings of its wholly owned trading company, Frontier Trading Company XI, LLC through March 11, 2011.

The consolidated financial statements of the Frontier Dynamic Series include the earnings of its wholly owned trading company, Frontier Trading Company XII, LLC through September 30, 2011.

Investment in Berkeley Quantitative Colorado Fund LLC—The Berkeley/Graham/Tiverton Series has an investment in the Berkeley Quantitative Colorado Fund LLC. The Berkeley Quantitative Colorado Fund LLC began operations on November 1, 2010. The Berkeley Quantitative Colorado Fund LLC is not consolidated into the financial statements of the Berkeley/Graham/Tiverton Series because the Trust has no control or transparency over the operations of the trading company. This investment is shown on the statements of financial condition with the change in fair value shown in net unrealized gain/(loss) on the Berkeley Quantitative Colorado Fund LLC.

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

U.S. Treasury Securities—U.S. Treasury Securities are allocated to all Series of the Trust based on each Series’ percentage ownership in the pooled cash management assets as of the reporting date. They are reported at fair value as Level 1 inputs under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Series of the Trust values U.S. Treasury Securities at fair value and records the daily change in value in the statements of operations as net unrealized gain/(loss) on U.S. Treasury securities. Accrued interest is reported on the statements of financial condition as interest receivable.

Custom Time Deposits—Custom time deposits are structured deposit agreements with U.S. Bank National Association that earn a guaranteed fixed interest rate between 2.17% and 3.75% , mature nine months from the deposit date and are subject to automatic six-month rollovers through October 2013. Custom time deposits were purchased on September 15, 2009, October 21, 2008 and October 30, 2008. Interest is paid monthly or at least every nine months. Unscheduled withdrawals will be subject to certain penalties and other costs of up to 1.0% of the amount deposited if withdrawn within the first nine months from the deposit date. The withdrawal fee is set at 0.225% for the period from nine months to one year subsequent to the deposit date and decreases by .05% increments for each year thereafter through the maturity date. Custom time deposits are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. The Series of the Trust values the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.50 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to ASC 820.

Credit Default Swaps—The Series of the Trust invests in credit default swaps for the purpose of mitigating part of the risk of concentration of deposits with U.S. Bank National Association to other major financial institutions. See Note 4. Credit Default Swaps are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. Credit Default Swaps are reported at fair value based upon counterparty value per the valuation policy. The Series of the Trust record the daily change in fair value in the statements of operations as net unrealized gain/(loss) on swap contracts.

Receivable From Futures Commission Merchants—The Series of the Trust deposits assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM.

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

Foreign currency transactions—The Series’ functional currency is the U.S. dollar, however, they transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statements of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income. The Series do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized or unrealized gain or loss from investments.

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

Each Series allocates funds to an affiliated Trading Company, or Companies, of the Trust. Each Trading Company allocates all of its daily trading gains or losses to the Series in proportion to each Series’ ownership interest in the Trading Company, adjusted on a daily basis. As of December 31, 2011, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

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

Payments by the Managing Owner—The Managing Owner may make discretionary payments to a Series related to a variety of factors, including investment losses to reimburse the effect of a loss on a portfolio investment which has been caused by a situation outside the Trust’s, or it’s affiliates’, direct control. Such payments will be made on a discretionary basis and will be disclosed in the statement of operations as a net increase from payments by managing owner. These payments are in accordance with the Trust agreement on a discretionary basis as determined by the Managing Owner.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the years ended December 31, 2011, 2010 and 2009. The 2008 through 2011 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Recently Adopted Accounting Pronouncements—In January 2010, FASB issued Accounting Standards update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Adoption of ASU 2010-06 on January 1, 2011 did not have a material impact on the Trust’s statements of financial condition, results of operations and cash flows.

Recently Issued Accounting Pronouncements—In May 2011, the FASB issued ASU No. 2011-04 which provides guidance pertaining to fair value measurement that included a common definition of fair value and information to assist reporting entities to measure and disclose fair value with regards to U.S. GAAP and International Financial Reporting Standards (“IFRS”) convergence issues. This guidance becomes effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. Management of the series are currently evaluating the impact that this accounting guidance may have on the Trust’s statement of financial condition, results of operations and cash flows.

In November of 2011, FASB issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January, 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Our effective date is January 1, 2013. The adoption of this guidance is not expected to have a material impact on the financial positions or results of operations.

Reclassification—Certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 presentation. None of the reclassifications had an impact on the NAV or performance of any of the Series.

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

The Series of the Trust uses the following methodologies to value instruments within its financial asset portfolio at fair value:

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

Investment in Unconsolidated Trading Companies. This investment represents the fair value of the allocation of cash, futures, forwards, options and swaps to each respective Series relative to its trading allocations from unconsolidated Trading Companies. The Series may redeem their investment in the trading companies on a daily basis at the state net asset value and therefore the inputs qualify for Level II. However, as the Series, under the same management as the Trading Companies, have access to the underlying positions of the Trading Companies, the level determination is reflected on that basis. As such, the Series report investments in unconsolidated Trading Companies at fair value using the corresponding inputs of the underlying securities of the Trading Companies which results in the Series reporting the corresponding Level determination from the inputs of the Trading Company.

Investment in the Berkeley Quantitative Colorado Fund LLC. Investment in Berkeley Quantitative Colorado Fund LLC is valued based on the daily net asset value as reported by the managing member of the Berkeley Quantitative Colorado Fund LLC. The reported net asset value represents fair value based on observable data such as ongoing redemption and/or subscription activity, which is reported as a Level 2 input.

Inter-Series Receivables and Payables. The Balanced Series, for the purposes of diversification of investments and trading advisors through the other Series’ access to Trading Companies in which the Balanced Series does not have a direct interest, advanced funds to the Currency Series and Frontier Dynamic Series. As of December 31, 2011, all inter-Series receivables and payables have been settled. Inter-Series receivables and payables were reported at fair value using Level 1 inputs.

The following tables summarize the instruments that comprise the Series’ financial asset portfolio, measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Diversified Series
Swap Contracts	$—	$—	$131,004	$131,004
Investment in Unconsolidated Trading Companies	30,885,365	2,212,764	5,142,042	38,240,171
U.S. Treasury Securities	16,557,304	—	—	16,557,304
Frontier Long/Short Commodity Series
Open Trade Deficit	(25,934,678)	—	—	(25,934,678)
Swap Contracts	—	—	74,898	74,898
Investment in Unconsolidated Trading Companies	3,221,324	5,428	855,236	4,081,988
U.S. Treasury Securities	9,466,240	—	—	9,466,240
Frontier Masters Series
Open Trade Equity	792,372	—	—	792,372
Swap Contracts	—	—	57,225	57,225
Investment in Unconsolidated Trading Companies	4,009,449	708,465	—	4,717,914
U.S. Treasury Securities	7,232,546	—	—	7,232,546
Balanced Series
Open Trade Equity	1,175,762	11,928,779	—	13,104,541
Options Written	—	(3,326,453)	—	(3,326,453)
Swap Contracts	—	—	23,819,312	23,819,312
Investment in Unconsolidated Trading Companies	18,257,754	(1,945)	—	18,255,809
U.S. Treasury Securities	29,168,216	—	—	29,168,216
Berkeley/Graham/Tiverton Series
Swap Contracts	—	—	34,397	34,397
Investment in Unconsolidated Trading Companies	7,219,498	1,014,549	—	8,234,047
Investment in Berkeley Quantitative Colorado Fund, LLC	—	6,270,844	—	6,270,844
U.S. Treasury Securities	4,347,398	—	—	4,347,398
Currency Series
Swap Contracts	—	—	2,583	2,583
U.S. Treasury Securities	326,517	—	—	326,517
Investment in Unconsolidated Trading Companies	—	—	2,352,121	2,352,121
Winton Series
Swap Contracts	—	—	61,888	61,888
Investment in Unconsolidated Trading Companies	4,733,423	(1,507)	—	4,731,916
U.S. Treasury Securities	7,821,927	—	—	7,821,927
Winton/Graham Series
Swap Contracts	—	—	30,381	30,381
Investment in Unconsolidated Trading Companies	8,474,102	(678)	—	8,473,424
U.S. Treasury Securities	3,839,855	—	—	3,839,855

December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Diversified Series
Swap Contracts	$—	$—	$11,407,905	$11,407,905
Investment in Unconsolidated Trading Companies	36,804,535	5,737,148	12,398,412	54,940,095
U.S. Treasury Securities	13,620,730	—	—	13,620,730
Frontier Dynamic Series
Swap Contracts	—	—	10,956,772	10,956,772
U.S. Treasury Securities	2,796,510	—	—	2,796,510
Inter-Series Payables	28,320,283	—	—	28,320,283
Frontier Long/Short Commodity Series
Investment in Unconsolidated Trading Companies	31,804,854	596,889	562,705	32,964,448
U.S. Treasury Securities	6,801,035	—	—	6,801,035
Frontier Masters Series
Swap Contracts	—	—	26,242,246	26,242,246
Investment in Unconsolidated Trading Companies	13,705,024	2,216,634	—	15,921,658
U.S. Treasury Securities	3,543,554	—	—	3,543,554
Balanced Series
Open Trade Equity	1,724,008	29,154,497	—	30,878,505
Options Written	—	(4,788,295)	—	(4,788,295)
Swap Contracts	—	—	49,811,462	49,811,462
Investment in Unconsolidated Trading Companies	41,577,810	494,568	—	42,072,378
U.S. Treasury Securities	27,253,497	—	—	27,253,497
Inter-Series Receivables	41,137,058	—	—	41,137,058
Campbell/Graham/Tiverton Series
Investment in Unconsolidated Trading Companies	9,244,073	3,421,798	—	12,665,871
Investment in Berkeley Quantitative Colorado Fund, LLC	—	10,157,099	—	10,157,099
U.S. Treasury Securities	7,024,829	—	—	7,024,829
Currency Series
Open Trade Equity	28,390	—	—	28,390
Options Written	—	(1,292)	—	(1,292)
Swap Contracts	—	—	5,668,768	5,668,768
U.S. Treasury Securities	2,009,673	—	—	2,009,673
Inter-Series Payables	12,816,775	—	—	12,816,775
Long Only Commodity Series
Swap Contracts	—	790,796	—	790,796
U.S. Treasury Securities	485,541	—	—	485,541
Managed Futures Index Series
Investment in Unconsolidated Trading Companies	992,837	—	—	992,837
U.S. Treasury Securities	597,700	—	—	597,700
Winton Series
Investment in Unconsolidated Trading Companies	6,224,743	(1,836)	—	6,222,907
U.S. Treasury Securities	8,020,509	—	—	8,020,509
Winton/Graham Series
Open Trade Equity	1,427,138	—	—	1,427,138
Investment in Unconsolidated Trading Companies	3,384,249	(998)	—	3,383,251
U.S. Treasury Securities	7,045,351	—	—	7,045,351

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the year ended December 31, 2011, all identified Level 3 assets are components of the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Berkeley/Graham/Tiverton Series, Currency Series, Winton Series and Winton/Graham Series. The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no significant transfers among levels 1, 2, and 3 during the year. During the year ended December 31, 2010, all identified Level 3 assets are components of the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series and Currency Series.

2011:

Swaps:
	Frontier Diversified Series	Frontier Long/Short Commodity Series	Frontier Masters Series
	For The Year Ended December 31, 2011	For The Year Ended December 31, 2011	For The Year Ended December 31, 2011
Balance of recurring Level 3 assets as of January 1, 2011	$11,407,905	$—	$26,242,246
Total gains or losses (realized/unrealized):
Included in earnings-realized	(5,621,987)	(11,411)	2,061,339
Included in earnings-unrealized	1,315,339	20,529	(1,607,804)
Purchases of investments	45,929	78,248	142,819
Sales of investments	(7,096,699)	—	(26,826,316)
Change in ownership allocation of credit default swaps	80,517	(12,468)	44,941
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2011	$131,004	$74,898	$57,225

	Balanced Series	Berkeley/Graham/Tiverton Series	Currency Series
	For The Year Ended December 31, 2011	For The Year Ended December 31, 2011	For The Year Ended December 31, 2011
Balance of recurring Level 3 assets as of January 1, 2011	$49,811,462	$—	$5,668,768
Total gains or losses (realized/unrealized):
Included in earnings-realized	(19,161,366)	(6,252)	(6,958,362)
Included in earnings-unrealized	4,529,039	2,447	6,327,609
Purchases of investments	19,527,925	71,712	23,489
Sales of investments	(27,897,084)	—	(5,043,086)
Change in ownership allocation of credit default swaps	(34,673)	(33,510)	(15,835)
Change in ownership allocation of total return swaps	(2,955,991)	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2011	$23,819,312	$34,397	$2,583

	Winton Series	Winton/Graham Series	Frontier Dynamic Series
	For The Year Ended December 31, 2011	For The Year Ended December 31, 2011	For The Year Ended December 31, 2011
Balance of recurring Level 3 assets as of January 1, 2011	$—	$—	$10,956,772
Total gains or losses (realized/unrealized):
Included in earnings-realized	(9,969)	(5,791)	(2,157,451)
Included in earnings-unrealized	7,291	(944)	1,317,993
Purchases of investments	83,357	64,011	13,076
Sales of investments	—	—	(10,123,315)
Change in ownership allocation of credit default swaps	(18,791)	(26,895)	(7,075)
Change in inter-series receivable	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2011	$61,888	$30,381	$—

Investments in Unconsolidated Trading Companies:

	Frontier Diversified Series	Frontier Long/Short Commodity Series	Currency Series
	For the Year Ended December 31, 2011	For the Year Ended December 31, 2011	For the Year Ended December 31, 2011
Balance of recurring Level 3 assets as of January 1, 2011	$12,398,412	$562,705	$—
Change in unrealized in investment of unconsolidated trading companies	(5,086,488)	(753,554)	(162,659)
Realized gain/(loss) in investment of unconsolidated trading companies	1,806,063	267,565	(2,334)
Proceeds from sales of investments of unconsolidated trading companies	(5,387,844)	(798,199)	—
Purchases of investments of unconsolidated trading companies	—	—	2,500,000
Change in ownership allocation	1,411,899	1,576,719	17,114
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2011	$5,142,042	$855,236	$2,352,121

2010:

Swaps:

	Frontier Diversified Series	Frontier Dynamic Series	Frontier Masters Series
	For The Year Ended December 31, 2010	For The Year Ended December 31, 2010	For The Year Ended December 31, 2010

Balance of recurring Level 3 assets as of January 1, 2010	$8,550,639	$10,027,253	$15,972,156
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	416,156	929,519	3,474,611
Purchases of investments	2,500,000	—	14,489,668
Sales of investments	(58,890)	—	(7,694,189)
Change in allocation of total return swaps	—	—	(6,795,479)
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2010	$11,407,905	$10,956,772	$26,242,246

	Balanced Series	Currency Series
	For The Year Ended December 31, 2010	For The Year Ended December 31, 2010
Balance of recurring Level 3 assets as of January 1, 2010	$41,020,535	$4,992,959
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	8,790,927	675,809
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2010	$49,811,462	$5,668,768

Investments in Unconsolidated Trading Companies:

	Frontier Diversified Series	Frontier Long/Short Commodity Series
	For the Year Ended December 31, 2010	For the Year Ended December 31, 2010
Balance of recurring Level 3 assets as of January 1, 2010	$2,540,406	$—
Change in unrealized in investment of unconsolidated trading companies	8,790,928	86,455
Realized gain/(loss) in investment of unconsolidated
Change in ownership allocation	1,067,077	476,250
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2010	$12,398,412	$562,705

Investment in Berkeley Quantitative Colorado Fund LLC

On November 1, 2010, the Berkeley/Graham/Tiverton Series made an investment in a non-registered fund, the Berkeley Quantitative Colorado Fund LLC. As of December 31, 2011 and 2010, the fair value of the investment in Berkeley Quantitative Colorado Fund LLC exceeded five percent of the Berkeley/Graham/Tiverton Series owners’ capital balance.

The following table summarizes the Berkeley/Graham/Tiverton Series’ investment in Berkeley Quantitative Colorado Fund LLC as of December 31, 2011 and 2010. The management agreement of the investee fund provides for compensation to the investment manager in the form of fees in the monthly amount equal to one-twelfth of 3.0% of the notional account net asset value and 20% of the new high net trading profits earned.

2011

Investment	% of Owners’ Capital	Fair value	Income (loss)	Mgmt Fee	Incentive Fees	Investment Objective	Redemptions Permitted
Berkeley Quantitative						Leveraged
Colorado Fund LLC	15.83%	$6,270,844	$(2,373,858)	$791,365	$—	Speculation	Monthly	*

2010

Investment	% of Owners’ Capital	Fair value	Income (loss)	Mgmt Fee	Incentive Fees	Investment Objective	Redemptions Permitted
Berkeley Quantitative						Leveraged
Colorado Fund LLC	14.46%	$10,157,099	$153,203	$146,432	$45,345	Speculation	Monthly	*

Information about the investee fund’s portfolio is not available to the Series.

*	The interest of a member in Berkeley Quantitative Colorado Fund LLC may be wholly or partially withdrawn on the last trading day of any calendar month provided the managing member has been provided written notice within five business days of such withdrawal.

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

Each Series invests in Credit Default Swaps (“CDS”) with highly-rated counterparties as part of its portfolio. CDSs are over-the-counter investment instruments designed to mitigate counterparty risk and generally pay upon the happening of a credit default of a counterparty. The CDS are allocated to each Series based on their percentage ownership in the pooled cash management assets at U.S. Bank National Association as of the reporting date. Approximately 27% of the Trust’s U.S. Bank National Association exposure is risk-hedged in this manner with BNP Paribas through March 20, 2012, and 8% with Societe Generale through March 20, 2012.

Each Series’ investment in swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. The Swaps serve to diversify the investment holdings of each Series and to provide access to programs and advisors that would not be otherwise available to the Series, and are not used for hedging purposes.

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2011, approximately 5.0% of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

The Series may strategically invest assets in one or more swaps linked to certain underlying investments or indices at the direction of the Managing Owner. The Trading Company in which the assets of these Series will be invested will not own any of the investments or indices referenced by any Swap entered into by these Series. In addition, neither the swap counterparty to the Trading Company of these Series nor any advisor referenced by any such Swap is a Trading Advisor to these Series.

The Series have invested in the following Swaps as of December 31, 2011:

	Frontier Diversified Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$131,004	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$46,730	$(23,012)

Fair Value as of 12/31/2011	$131,004	$—

	Frontier Long/Short Commodity Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$74,898	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$33,374	$(12,845)

Fair Value as of 12/31/2011	$74,898	$—

	Frontier Masters Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$57,225	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$14,031	$(11,257)

Fair Value as of 12/31/2011	$57,225	$—

	Balanced Series
	Credit Default Swap	Credit Default Swap	Option Basket	Option Basket
Counterparty	BNP Paribas	Societe Generale	Company A	DeutscheBank
Notional Amount	$230,783	$0	$14,129,540	$23,551,287
Termination Date	3/20/2012	3/20/2012	11/6/2012	6/30/2016
Investee Returns	On Default	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$6,689,123	$—

Unrealized Gain/(Loss)	$87,639	$(41,932)	$(18,838,844)	$(368,228)

Fair Value as of 12/31/2011	$230,783	$—	$17,706,757	$5,881,772

	Berkeley/Graham/Tiverton Series (1)
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$34,397	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$10,346	$(7,899)

Fair Value as of 12/31/2011	$34,397	$—

(1)	Formerly known as the Campbell/Graham/Tiverton Series

	Currency Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$2,583	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$(2,228)	$(1,374)

Fair Value as of 12/31/2011	$2,583	$—

	Winton Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$61,888	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$19,456	$(12,165)

Fair Value as of 12/31/2011	$61,888	$—

	Winton/Graham Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$30,381	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$6,528	$(7,471)

Fair Value as of 12/31/2011	$30,381	$—

The Series have invested in the following Swaps as of December 31, 2010:

	Option Basket Frontier Diversified Series	Option Basket Frontier Dynamic Series	Option Basket Frontier Masters Series	Option Basket Balanced Series
Series:	Frontier Diversified Series	Frontier Dynamic Series	Frontier Masters Series	Balanced Series
Counterparty	Company D	Company E	Company F	Company A
Notional Amount	$15,569,595	$27,048,602	$26,242,246	$68,460,196
Termination Date	6/6/2014	6/6/2014	6/6/2014	11/6/2012
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Unrealized Gain/(Loss)	$416,156	$929,519	$3,474,611	$8,790,927

Fair Value as of 12/31/2010	$11,407,905	$10,956,772	$26,242,246	$49,811,462

	Option Basket Currency Series	Reuters/Jefferies CRB Index	Jefferies Commodity Performance Index
Series:	Currency Series	Long/Only Commodity Series	Long/Only Commodity Series
Counterparty	Company B	Company C	Company C
Notional Amount	$11,567,063	$2,040,000	$2,040,000
Termination Date	1/26/2013	2/28/2011	2/28/2011
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$190,556	$319,106

Unrealized Gain/(Loss)	$675,809	$0	$0

Fair Value as of 12/31/2010	$5,668,768	$415,648	$375,148

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

The following table summarizes the Balanced Series, Winton Series, Currency Series, Berkeley/Graham/Tiverton Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series, and Frontier Masters Series investments in unconsolidated Trading Companies as of December 31, 2011 and December 31, 2010.

	As of December 31, 2011		As of December 31, 2010
	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value
Series
Balanced Series —
Frontier Trading Companies II, V and VII	6.17%	$18,255,809	9.82%	$42,072,378

Winton Series —
Frontier Trading Company II	9.45%	$4,731,916	10.25%	$6,222,907

Currency Series —
Frontier Trading Company XVII	54.46%	$2,352,121	—	$—

Berkeley/Graham/Tiverton Series — (1)
Frontier Trading Companies V and XV	20.79%	$8,234,047	18.04%	$12,665,871

Winton/Graham Series —
Frontier Trading Companies II and V	27.53%	$8,473,424	5.35%	$3,383,251

Frontier Long/Short Commodity Series —
Frontier Trading Company I and XVIII	5.03%	$4,081,988	42.71%	$32,964,448

Managed Futures Index Series —
Frontier Trading Company IX	—	$—	19.24%	$992,837

Frontier Diversified Series —
Frontier Trading Companies I, II, V, VII, IX, XIV, XV, XVIII and XXI	28.54%	$38,240,171	34.45%	$54,940,095

Frontier Masters Series —
Frontier Trading Companies II, XIV and XV	8.92%	$4,717,914	24.02%	$15,921,658

(1)	Formerly known as the Campbell/Graham/Tiverton Series

During 2010, the Balanced Series was invested in the Cantab Trading Company – Aristarchus Program, LLC, QIM Trading Company – Global Program, LLC, Tiverton Trading Company – Discretionary Program, LLC and Winton Trading Company – Diversified Program, LLC, part of such time as the majority owner. These investments were liquidated prior to December 31, 2010. Trading results for the year ended December 31, 2010 are disclosed on the statements of operations as components included in net gain/(loss) on investments.

During 2010, the Frontier Diversified Series was invested in the Beach Horizon Trading company – Horizon Program, LLC, part of such time as the majority owner. This investment was liquidated prior to December 31, 2010. Trading results for the year ended December 31, 2010 are disclosed on the statements of operations as components included in net gain/(loss) on investments.

The following table summarizes the Balanced Series, Winton Series, Currency Series, Berkeley/Graham/Tiverton Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series, and Frontier Masters Series equity in earnings from unconsolidated Trading Companies as of December 31, 2011, 2010 and 2009.

	Year Ended December 31, 2011				Year Ended December 31, 2010				Year Ended December 31, 2009
Trading Company	Trading Commissions	Realized Gain/ (Loss)	Change in Unrealized Gain/ (Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/ (Loss)	Change in Unrealized Gain/ (Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/ (Loss)	Change in Unrealized Gain/ (Loss)	Net Income (Loss)
Balanced Series -—
Frontier Trading Company II LLC	$(43,339)	$6,799,558	$(505,785)	$6,250,434	$(60,597)	$7,096,974	$1,629,413	8,665,790	$(39,049)	$(607,023)	$(398,216)	(1,044,288)
Frontier Trading Company V LLC	(43,402)	(1,265,653)	264,191	(1,044,864)	—	—	—	—	—	—	—	—
Frontier Trading Company VI LLC	—	—	—	—	(14,868)	965,003	504,197	1,454,332	—	—	—	—
Frontier Trading Company VII, LLC	(1,127,503)	6,626,621	32,869,596	38,368,714	(2,786,670)	32,281,979	(11,621,678)	17,873,631	(2,080,917)	27,805,547	(11,570,476)	14,154,154
Frontier Trading Company XIV, LLC	(83,595)	2,045,925	(189,232)	1,773,098	(125,524)	(372,806)	2,118,611	1,620,281	—	—	—	—
Frontier Trading Company XVI, LLC	—	—	—	—	(3,985)	(13,787)	114,194	96,422	—	—	—	—
Frontier Trading Company XIX, LLC	—	—	—	—	(1,753)	(2,055)	(86,166)	(89,974)	—	—	—	—

Total	$(1,297,839)	$14,206,451	$32,438,770	$45,347,382	$(2,993,397)	$39,955,308	$(7,341,429)	$29,620,482	$(2,119,966)	$27,198,524	$(11,968,692)	$13,109,866

Winton Series —
Frontier Trading Company II LLC	$(40,368)	$6,690,990	$(780,897)	$5,869,725	$(83,447)	$9,623,332	$2,307,042	$11,846,927	$(41,731)	$127,741	$940,666	$1,026,676

Currency Series —
Frontier Trading Company XVII LLC	$—	$—	$(164,993)	$(164,993)	$—	$—	$—	$—	$—	$—	$—	$—

Tiverton/Graham/Transtrend Series — (1)
Frontier Trading Company I LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(54,718)	$2,098,961	$(2,458,268)	$(414,025)
Frontier Trading Company V LLC	(240,088)	(3,589,415)	(84,896)	(3,914,399)	(259,831)	2,255,644	211,805	2,207,618	(155,621)	2,611,025	857,819	3,313,223
Frontier Trading Company VI LLC	(1,460)	259,429	(127,648)	130,321	(25,986)	(1,123,772)	30,335	(1,119,423)	(31,412)	35,919	(562,368)	(557,861)
Frontier Trading Company XV, LLC	(71,567)	(1,375,589)	1,204,986	(242,170)	(99,106)	834,219	1,746,847	2,481,960	(13,031)	2,775,831	(2,856,755)	(93,955)

Total	$(313,115)	$(4,705,575)	$992,442	$(4,026,248)	$(384,923)	$1,966,091	$1,988,987	$3,570,155	$(254,782)	$7,521,736	$(5,019,572)	$2,247,382

Winton/Graham Series —
Frontier Trading Company II LLC	$(17,959)	$3,055,428	$(461,106)	$2,576,363	$(43,976)	$5,238,242	$1,127,914	$6,322,180	$(29,942)	$(1,439,961)	$(100,553)	$(1,570,456)
Frontier Trading Company V LLC	(140,866)	(4,249,135)	561,357	(3,828,644)	—	—	—	—	(46,668)	(892,742)	(397,116)	$(1,336,526)

	$(158,825)	$(1,193,707)	$100,251	$(1,252,281)	$(43,976)	$5,238,242	$1,127,914	$6,322,180	$(76,610)	$(2,332,703)	$(497,669)	$(2,906,982)

Frontier Long/Short Commodity Series —
Frontier Trading Company I LLC	$(53,652)	$521,524	$(348,510)	$119,362	$(21,648)	$242,186	$432,867	$653,405	$—	$—	$—	$—
Frontier Trading Companies VII, LLC	(351,809)	73,665,834	(63,287,455)	10,026,570	(1,418,244)	3,385,377	19,061,138	21,028,271	—	—	—	—
Frontier Trading Companies XIII, LLC	—	—	—	—	—	—	—	—	(9,702)	135,132	232,252	357,682
Frontier Trading Companies XVIII, LLC	(6,881)	(419,984)	88,039	(338,826)	—	—	—	—	—	—	—	—

Total	$(412,342)	$73,767,374	$(63,547,926)	$9,807,106	$(1,439,892)	$3,627,563	$19,494,005	$21,681,676	$(9,702)	$135,132	$232,252	$357,682

Managed Futures Index Series —
Frontier Trading Company IX, LLC	$(10,986)	$(116,822)	$(186,788)	$(314,596)	$(22,391)	$153,962	$305,118	$436,689	$(11,181)	$(418,895)	$(37,724)	$(467,800)

Frontier Diversified Series —
Frontier Trading Company I LLC	$(1,104,816)	$21,062,981	$(26,932,976)	$(6,974,811)	$(691,807)	$6,685,326	$1,898,999	$7,892,518	$(61,046)	$(451,278)	$829,194	$316,870
Frontier Trading Company II LLC	(19,384)	3,076,744	(208,794)	2,848,566	(14,646)	1,838,376	587,981	2,411,711	(3,889)	220,818	(49,836)	167,093
Frontier Trading Company V LLC	(47,636)	(988,868)	86,947	(949,557)	(23,040)	357,076	102,969	437,005	(2,364)	33,096	3,645	34,377
Frontier Trading Company VI LLC	(1,069)	192,170	(95,556)	95,545	(10,342)	611,668	(135,057)	466,269	(2,433)	64,984	24,700	87,251
Frontier Trading Company VII, LLC	(440,172)	1,564,889	12,517,256	13,641,973	(606,110)	10,946,282	(6,245,452)	4,094,720	(161,540)	742,948	22,737	604,145
Frontier Trading Company IX, LLC	(20,834)	(441,236)	(165,784)	(627,854)	(18,356)	180,713	96,846	259,203	—	—	—	—
Frontier Trading Company XIII, LLC	—	—	—	—	(6,553)	(170,793)	532,671	355,325	(1,111)	50,955	(1,487)	48,357
Frontier Trading Company XIV, LLC	(163,261)	3,091,582	(179,388)	2,748,933	(67,921)	509,701	442,502	884,282	(4,279)	375,335	(405,630)	(34,574)
Frontier Trading Company XV, LLC	(135,881)	(3,655,745)	3,398,496	(393,130)	(67,020)	150,833	1,799,056	1,882,869	(5,111)	1,204,823	(1,256,422)	(56,710)
Frontier Trading Company XVIII, LLC	(13,242)	(807,647)	170,644	(650,245)	—	—	—	—	—	—	—	—
Frontier Trading Company XXI, LLC	(674)	(34,861)	7,801	(27,734)	—	—	—	—	—	—	—	—

Total	$(1,946,969)	$23,060,009	$(11,401,354)	$9,711,686	$(1,505,795)	$21,109,182	$(919,485)	$18,683,902	$(241,773)	$2,241,681	$(833,099)	$1,166,809

Frontier Masters Series —
Frontier Trading Company I LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(25,646)	$267,261	$158,965	$400,580
Frontier Trading Company II LLC	(11,513)	1,821,473	(233,882)	1,576,078	(18,791)	2,637,598	314,929	2,933,736	(5,498)	187,741	125,558	307,801
Frontier Trading Company XIV, LLC	(162,921)	3,352,307	24,021	$3,213,407	(116,343)	701,209	989,008	1,573,874	(7,405)	609,453	(566,292)	35,756
Frontier Trading Company XV, LLC	(47,033)	(1,019,827)	1,001,479	$(65,381)	(54,694)	326,904	1,227,286	1,499,496	(5,179)	1,192,556	(1,248,716)	(61,339)

Total	$(221,467)	$4,153,953	$791,618	$4,724,104	$(189,828)	$3,665,711	$2,531,223	$6,007,106	$(43,728)	$2,257,011	$(1,530,485)	$682,798

(1)	Formerly known as the Berkeley/Graham/Tiverton Series

6. Transactions with Affiliates

The Managing Owner contributes funds to the Series’ in order to have a 1% interest in the aggregate capital, profits and losses of all Series and in return will receive units designated as general units in the Series in which the Managing Owner invests such funds. The general units may only be purchased by the Managing Owner and may be subject to no advisory fees or management advisory fees at reduced rates. Otherwise, the general units hold the same rights as the limited units. The Managing Owner is required to maintain at least a 1% interest (“Minimum Purchase Commitment”) in the aggregate capital, profits and losses of all Series so long as it is acting as the Managing Owner of the Trust. Such contribution was made by the Managing Owner before trading commenced for the Trust and will be maintained throughout the existence of the Trust, and the Managing Owner will make such purchases as are necessary to effect this requirement. Additionally, the Managing Owner agreed with certain regulatory bodies to maintain a 1% interest specifically in the Balanced Series Class 1 a Units and Balanced Series Class 2a Units, aggregated, and each of the Long Only Commodity Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series. The 1% interest in these specific Series is included in computing the Minimum Purchase Commitment in aggregate capital. In addition to the general units the Managing Owner receives in respect of its Minimum Purchase Commitment, the Managing Owner may purchase Limited Units in any Series as a Limited Owner. Principals of the Managing Owner or affiliates are allowed to own beneficial interests in the Trust, as well. All Units purchased by the Managing Owner are held for investment purposes only and not for resale. The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner. The Trust has and will continue to have certain relationships with the Managing Owner and its affiliates.

The Balanced Series had advanced funds to the Currency Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series for the purpose of investing in the respective Trading Company for such Series on behalf of the Balanced Series. All of these advances have been repaid as of December 31, 2011.

On July 18, 2011, the Balanced Series reduced its inter-series advance to the Dynamic Series in exchange for ownership in a total return swap contract in the amount of $27,379,284 which approximated fair value in accordance with the Series’ valuation policies at the date of transfer.

The following table summarizes the Balanced Series advances to and reductions from the Currency Series and Frontier Dynamic Series of the Trust for the years ended December 31, 2011 and 2010 as well as the Frontier Diversified Series and the Frontier Masters Series for the year ended December 31, 2010.

Balanced Series

Summary by Quarter

For the Year Ended December 31, 2011

		Frontier
	Currency Series	Dynamic Series	Total
Inter-series receivables January 1, 2011	$12,816,775	$28,320,283	$41,137,058
Additions during period	—	—	—
Reduction during period	—	—	—
Net change in inter-series receivables	(476,691)	(563,946)	(1,040,637)

Inter-series receivables March 31, 2011	$12,340,084	$27,756,337	$40,096,421

Additions during period	—	—	—
Reduction during period	—	—	—
Net change in inter-series receivables	(46,549)	284,461	237,912

Inter-series receivables June 30, 2011	$12,293,535	$28,040,798	$40,334,333

Additions during period	—	—	—
Reduction during period	(11,281,861)	(27,379,283)	(38,661,144)
Net change in inter-series receivables	(1,011,674)	(661,515)	(1,673,189)

Inter-series receivables September 30, 2011	$—	$—	$—

Additions during period	—	—	—
Reduction during period	—	—	—
Net change in inter-series receivables	—	—	—

Inter-series receivables December 31, 2011	$—	$—	$—

Balanced Series

Summary by Quarter

For the Year Ended December 31, 2010

	Currency	Frontier	Frontier	Frontier
	Series	Diversified Series	Dynamic Series	Masters Series	Total
Inter-series receivables January 1, 2010	$12,266,758	$10,962,073	$27,676,116	$18,184,135	$69,089,082
Additions during period	—	—	—	—	—
Reduction during period	—	—	—	—	—
Net change in inter-series receivables	329,038	(102,443)	(129,208)	125,024	222,411

Inter-series receivables March 31, 2010	$12,595,796	$10,859,630	$27,546,908	$18,309,159	$69,311,493
					—
Additions during period	—	—	—	—	—
Reduction during period	—	(11,139,253)	—	—	(11,139,253)
Net change in inter-series receivables	177,705	279,623	(130,449)	(122,674)	204,205

Inter-series receivables June 30, 2010	$12,773,501	$—	$27,416,459	$18,186,485	$58,376,445

Additions during period	—	—	—	—	—
Reduction during period	—	—	—	(19,013,476)	(19,013,476)
Net change in inter-series receivables	238,872	—	538,835	826,991	1,604,698

Inter-series receivables September 30, 2010	$13,012,373	$—	$27,955,294	$—	$40,967,667

Additions during period	—	—	—	—	—
Reduction during period	—	—	—	—	—
Net change in inter-series receivables	(195,598)	—	364,989	—	169,391

Inter-series receivables December 31, 2010	$12,816,775	$—	$28,320,283	$—	$41,137,058

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

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series, Winton/Graham Series, Berkeley/Graham/Tiverton Series, Currency Series and Frontier Long/Short Commodity Series may each employ multiple Trading Advisors, these Series will pay the

Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Balanced Series or the Frontier Long/Short Commodity Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Balanced Series and the Frontier Diversified Series and 20% for the Winton Series, Currency Series, Winton/Graham Series, Berkeley/Graham/Tiverton Series, Frontier Long/Short Commodity Series, Frontier Dynamic Series and Frontier Masters Series. Each Series implements hurdle rates that vary between Series. New net trading Profits must exceed this hurdle rate in order to pay incentive fees to the Managing Owner. There is no incentive fee for the Long Only Commodity Series or the Managed Futures Index Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Service Fees—In addition, with respect to Class 1 and Class 1a Units of each Series, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee at an annualized rate, as described in more detail above, which the Managing Owner pays to selling agents of the Trust.

The following table summarizes fees incurred to the Managing Owner for the year ended December 31, 2011.

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee
Frontier Diversified Series	$1,988,295	$3,469,475	$4,954,751	$1,797,911
Frontier Dynamic Series	—	376,388	—	51,746
Frontier Long/Short Commodity Series	3,607,413	768,116	2,887,684	824,266
Frontier Masters Series	1,439,579	1,411,575	805,663	809,423
Balanced Series	2,615,058	1,760,639	13,141,331	7,074,592
Berkeley/Graham/Tiverton Series	1,240,589	280,872	29,678	1,422,634
Currency Series	80,701	60,410	—	153,870
Long Only Commodity Series	37,451	14,105	—	38,421
Managed Futures Index Series	91,855	21,395	—	11,957
Winton Series	1,225,133	285,429	813,809	1,271,915
Winton/Graham Series	1,382,514	221,789	298,707	1,023,780

The following table summarizes fees incurred to the Managing Owner for the year ended December 31, 2010

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee
Frontier Diversified Series	$1,149,719	$2,734,353	$4,102,217	$1,465,769
Frontier Dynamic Series	—	687,992	—	91,089
Frontier Long/Short Commodity Series	3,355,920	425,521	3,065,308	1,174,272
Frontier Masters Series	1,093,634	1,507,560	490,628	675,234
Balanced Series	2,253,874	1,810,726	13,893,116	8,595,406
Berkeley/Graham/Tiverton Series	2,289,188	360,892	270,462	1,927,715
Currency Series	163,333	102,763	—	216,919
Long Only Commodity Series	52,798	20,116	—	65,418
Managed Futures Index Series	120,305	26,465	—	32,965
Winton Series	1,529,612	291,849	534,245	1,456,391
Winton/Graham Series	1,959,820	286,314	702,432	1,373,119

The following table summarizes fees incurred to the Managing Owner for the year ended December 31, 2009

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee
Balanced Series	$189,654	$656,932	$299,318	$179,789
Winton Series	—	391,638	—	43,521
Berkeley/Graham/Tiverton Series	2,923,989	350,577	2,135,357	1,437,570
Currency Series	336,955	444,862	9,073	95,272
Winton/Graham Series	1,555,348	1,937,150	7,386,253	9,120,995
Long Only Commodity Series	2,291,126	421,502	222,963	2,148,431
Frontier Long/Short Commodity Series	161,155	140,572	—	302,067
Managed Futures Index Series	53,403	21,077	—	68,696
Winton Series	78,544	19,812	—	41,467
Winton/Graham Series	1,430,660	331,643	(21,347)	1,634,324

The following table summarizes fees payable to the Managing Owner as of December 31, 2011

Series:	Management Fee Payable	Trading Fee Payable	Incentive Fee Payable	Service Fee Payable
Frontier Diversified Series	$180,232	$269,021	$522,033	$76,877
Frontier Dynamic Series	—	—	—	—
Frontier Long/Short Commodity Series	284,677	83,646	127,052	22,920
Frontier Masters Series	117,541	105,278	—	41,911
Balanced Series	241,525	176,398	1,195,031	435,380
Berkeley/Graham/Tiverton Series	101,400	25,212	—	87,016
Currency Series	—	2,727	—	6,285
Long Only Commodity Series	102	635	—	672
Managed Futures Index Series	4,148	1,467	—	444
Winton Series	90,559	31,302	—	78,044
Winton/Graham Series	100,311	19,427	—	57,141

The following table summarizes fees payable to the Managing Owner as of December 31, 2010

Series:	Management Fee Payable	Trading Fee Payable	Incentive Fee Payable	Service Fee Payable
Frontier Diversified Series	$139,758	$310,302	$1,453,102	$48,903
Frontier Dynamic Series	—	59,936	—	726
Frontier Long/Short Commodity Series	300,038	44,699	1,600,703	69,686
Frontier Masters Series	108,531	131,841	229,686	21,894
Balanced Series	114,145	71,087	2,688,776	196,325
Berkeley/Graham/Tiverton Series	152,455	29,714	270,557	148,307
Currency Series	13,860	8,409	—	11,273
Long Only Commodity Series	4,634	1,750	—	5,599
Managed Futures Index Series	10,789	2,154	—	2,338
Winton Series	122,675	25,245	467,341	99,085
Winton/Graham Series	138,136	24,127	623,629	103,698

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the year ended December 31, 2011, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $2,752 for the Frontier Dynamic Series, $77 for the Long/Only Commodity Series and $81 for the Managed Futures Index Series. For the year ended December 31, 2011, amounts paid or owed to the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $34,141 for the Balanced Series, $16,508 for the Frontier Long/Short Commodity Series, $23,473 for the Frontier Diversified Series, $755 for the Currency Series, $6,607 for the Tiverton Series, $5,102 for the Winton/Graham Series, $9,011 for the Winton Series and $12,444 for the Frontier Masters Series.

For the year ended December 31, 2010, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $8,968 for the Balanced Series, $5,201 for the Frontier Long/Short Commodity Series and $1,592 for the Frontier Diversified Series. For the twelve months ended December 31, 2010, amounts paid or owing the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $983 for the Currency Series, $439 for the Winton/Graham Series, $1,115 for the Berkeley/Graham/Tiverton Series, $13,886 for the Long Only Commodity Series, $272 for the Managed Futures Index Series, $17,149 for the Winton Series, $5,965 for the Frontier Dynamic Series, and $2,011 for the Frontier Masters Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Berkeley/Graham/Tiverton Series, Currency Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series and Managed Futures Index Series 20% of the total interest allocated to each Series is paid to the Managing Owner. During the years ended December 31, 2011, 2010 and 2009, the Trust paid $9,330,127, $10,238,665 and $10,476,506, respectively, of such interest income to the Managing Owner. Such expenses are not included in the statements of operations of the Series.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $1,890,452, $2,027,849 and $1,746,079, respectively for the years ended December 31, 2011 2010 and 2009.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $3,402,814 $3,650,128 and $3,142,942, respectively, for the years ended December 31, 2011, 2010 and 2009.

Bornhoft Group Securities Corporation, a subsidiary of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations. Its results are consolidated with the Managing Owner.

7. Financial Highlights

The following information presents the financial highlights of the Series for the year ended December 31, 2011. This data has been derived from the information presented in the financial statements.

	Diversified		Dynamic		Long/Short
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2010	$103.58	$106.46	$91.94	$94.40	$132.73	$153.26	$153.26	$117.96	$121.18
Net operating results:
Interest income	1.67	1.73	14.38	14.84	2.62	3.05	3.04	2.30	2.38
Expenses	(9.50)	(7.50)	(25.41)	(22.31)	(17.66)	(16.15)	(16.11)	(15.49)	(12.62)
Net gain/(loss) on investments, net of non-controlling interests	3.65	3.27	7.14	4.33	18.44	21.81	21.77	16.94	16.29

Net income/(loss)	(4.18)	(2.50)	(3.89)	(3.14)	3.40	8.71	8.70	3.75	6.05

Net asset value, December 31, 2011	$99.40	$103.96	$88.05	$91.26	$136.13	$161.97	$161.96	$121.71	$127.23

Ratios to average net assets (3)
Net investment gain/(loss)	3.52%	3.07%	14.46%	8.55%	13.89%	14.23%	14.21%	14.36%	13.44%
Expenses before incentive fees	5.82%	3.69%	51.48%	44.00%	9.47%	6.70%	6.68%	9.30%	6.58%
Expenses after incentive fees	9.17%	7.04%	51.48%	44.00%	13.30%	10.54%	10.51%	13.13%	10.41%
Total return before incentive fees (2)	-0.68%	1.00%	-4.23%	-3.33%	6.39%	9.51%	9.51%	7.01%	8.82%
Total return after incentive fees (2)	-4.04%	-2.35%	-4.23%	-3.33%	2.56%	5.68%	5.68%	3.18%	4.99%

	Masters		Balanced					BGT
	Class 1	Class 2	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2010	$102.96	$105.81	$131.95	$116.36	$159.46	$133.66	$133.66	$110.46	$131.73
Net operating results:
Interest income	1.75	1.81	0.22	0.20	0.27	0.23	0.23	0.21	0.25
Expenses	(8.42)	(6.46)	(11.28)	(9.90)	(8.98)	(7.49)	(7.49)	(6.10)	(3.63)
Net gain/(loss) on investments, net of non-controlling interests	3.96	3.67	3.61	1.79	4.27	1.95	1.96	(13.55)	(16.51)

Net income/(loss)	(2.71)	(0.98)	(7.45)	(7.91)	(4.44)	(5.31)	(5.30)	(19.44)	(19.89)

Net asset value, December 31, 2011	$100.25	$104.83	$124.50	$108.45	$155.02	$128.35	$128.36	$91.02	$111.84

Ratios to average net assets (3)
Net investment gain/(loss)	3.84%	3.47%	2.74%	1.54%	2.68%	1.46%	1.47%	-12.26%	-12.53%
Expenses before incentive fees	6.84%	4.77%	4.34%	4.30%	1.43%	1.40%	1.40%	5.47%	2.70%
Expenses after incentive fees	8.18%	6.10%	8.55%	8.50%	5.63%	5.60%	5.61%	5.52%	2.76%
Total return before incentive fees (2)	-1.29%	0.41%	-1.44%	-2.59%	1.42%	0.23%	0.24%	-17.54%	-15.04%
Total return after incentive fees (2)	-2.63%	-0.93%	-5.65%	-6.80%	-2.78%	-3.97%	-3.97%	-17.60%	-15.10%

	Currency		Long Only			MFI
	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3
Per unit operating performance (1)
Net asset value, December 31, 2010	$79.09	$95.43	$94.11	$103.71	$103.88	$117.96	$129.69	$126.73
Net operating results:
Interest income	0.84	1.05	1.99	2.20	2.11	2.24	2.47	2.47
Expenses	(4.14)	(2.39)	(3.56)	(1.89)	(1.81)	(5.29)	(3.40)	(3.40)
Net gain/(loss) on investments, net of non-controlling interests	(5.31)	(6.48)	(5.43)	(6.14)	(6.30)	(8.08)	(9.00)	(6.04)

Net income/(loss)	(8.61)	(7.82)	(7.00)	(5.83)	(6.00)	(11.13)	(9.93)	(6.97)

Net asset value, December 31, 2011	$70.48	$87.61	$87.11	$97.88	$97.88	$106.83	$119.76	$119.76

Ratios to average net assets (3)
Net investment gain/(loss)	-6.71%	-6.79%	-5.93%	-6.09%	-6.23%	-7.04%	-7.14%	-4.90%
Expenses before incentive fees	5.24%	2.51%	3.88%	1.88%	1.79%	4.61%	2.69%	2.76%
Expenses after incentive fees	5.24%	2.51%	3.88%	1.88%	1.79%	4.61%	2.69%	2.76%
Total return before incentive fees (2)	-10.89%	-8.19%	-7.44%	-5.62%	-5.78%	-9.44%	-7.66%	-5.50%
Total return after incentive fees (2)	-10.89%	-8.19%	-7.44%	-5.62%	-5.78%	-9.44%	-7.66%	-5.50%

	Winton		Winton/Graham
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2010	$135.04	$153.99	$119.83	$144.04
Net operating results:
Interest income	1.17	1.35	0.60	0.73
Expenses	(10.05)	(6.87)	(8.68)	(6.35)
Net gain/(loss) on investments, net of non-controlling interests	14.97	17.35	(7.02)	(8.72)

Net income/(loss)	6.09	11.83	(15.10)	(14.34)

Net asset value, December 31, 2011	$141.13	$165.82	$104.73	$129.70

Ratios to average net assets (3)
Net investment gain/(loss)	11.09%	11.27%	-5.86%	-6.05%
Expenses before incentive fees	5.93%	2.95%	6.54%	3.70%
Expenses after incentive fees	7.44%	4.46%	7.25%	4.41%
Total return before incentive fees (2)	6.02%	9.19%	-11.90%	-9.25%
Total return after incentive fees (2)	4.51%	7.68%	-12.60%	-9.96%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period.
The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized
(4)	Long Only Series Class 3 and Managed Futures Index Series Class 3 began trading operations on January 13, 2011.
(5)	Formerly the Cambell/Graham/Tiverton Series.
(6)	The Frontier Dynamic Series ceased trading operations on July 15, 2011 and redeemed all existing Units. The Series remains active. Net asset value per unit represents the liquidation value.
(7)	For the year ended December 31, 2011, 38.76% of the Currency Series’ Class 1 total return and 33.02% of the Currency Series’ Class 2 total return consists of a voluntary reimbursement by the managing owner for a realized investment loss. Excluding this item, total return would have been (14.12%) for Currency Series Class 1 and (6.58%) for Currency Series Class 2. Also for the year ended December 31, 2011, the inter-series payable and receivable was included in the above ratios to average net assets for the Dynamic Series and Currency Series. Excluding the inter-series payable/receivable, the net investment gain/(loss), expenses before incentive fees and expenses after incentive fees for Dyanmic Series Class 1 would have been 0.62%, 10.14% and 10.14%, respectively, and (5.36%), 2.44% and 2.44% for Dynamic Series Class 2. Excluding the inter-series payable/receivable, the net investment gain/(loss), expenses before incentive fees and expenses after incentive fees for Currency Series Class 1 would have been (7.46%), 3.91% and 3.91%, respectively, and (7.56%), 1.14% and 1.14% for Currency Series Class 2.
(8)	The Long Only Commodity Series and the Managed Futures Index Series ceased trading operations on December 21, 2011 and redeemed all existing Units.
Net asset value per unit represents the liquidation value.

The following information presents the financial highlights of the Series for the year ended December 31, 2010. This data has been derived from the information presented in the financial statements.

	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/Short Commodity Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2009	$96.80	$97.77	$91.43	$92.25	$113.77	$127.49	$127.49	$101.49	$102.48
Net operating results:
Interest income	1.90	1.94	29.16	29.72	1.86	2.13	2.17	1.70	1.74
Expenses	(8.97)	(6.97)	(52.02)	(44.95)	(14.74)	(13.03)	(13.24)	(13.47)	(10.61)
Net gain/(loss) on investments, net of non-controlling interests	13.85	13.72	23.37	17.38	31.84	36.67	36.84	28.24	27.57

Net income/(loss)	6.78	8.69	0.51	2.15	18.96	25.77	25.77	16.47	18.70

Net asset value, December 31, 2010	$103.58	$106.46	$91.94	$94.40	$132.73	$153.26	$153.26	$117.96	$121.18

Ratios to average net assets
Net investment gain/(loss)	-7.17%	-4.98%	-25.19%	-16.46%	-11.33%	-8.39%	-8.39%	-11.33%	-8.39%
Expenses before incentive fees	5.55%	3.36%	57.32%	48.60%	8.48%	5.54%	5.54%	8.48%	5.54%
Expenses after incentive fees	9.09%	6.91%	57.32%	48.60%	12.97%	10.03%	10.03%	12.97%	10.03%
Total return before incentive fees (2)	12.71%	14.46%	1.38%	2.51%	17.47%	23.37%	30.76%	29.63%	30.88%
Total return after incentive fees (2)	9.17%	10.91%	1.38%	2.51%	12.98%	18.88%	26.27%	25.14%	26.39%

	Frontier Masters Series		Balanced Series					Berkeley/Graham/Tiverton Series (3)
	Class 1	Class 2	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2009	$94.46	$95.37	$118.54	$105.50	$139.01	$117.60	$117.60	$104.65	$121.10
Net operating results:
Interest income	1.80	1.83	0.13	0.12	0.16	0.13	0.14	0.01	0.01
Expenses	(8.13)	(6.01)	(9.60)	(8.44)	(7.07)	(5.97)	(6.03)	(7.23)	(4.85)
Net gain/(loss) on investments, net of non-controlling interests	14.83	14.62	22.88	19.18	27.36	21.90	21.95	13.04	15.47

Net income/(loss)	8.50	10.44	13.41	10.86	20.45	16.06	16.06	5.81	10.63

Net asset value, December 31, 2010	$102.96	$105.81	$131.95	$116.36	$159.46	$133.66	$133.66	$110.46	$131.73
Ratios to average net assets
Net investment gain/(loss)	-6.54%	-4.25%	-7.77%	-7.77%	-4.77%	-4.77%	-4.77%	-7.00%	-4.00%
Expenses before incentive fees	7.43%	5.14%	4.11%	4.11%	1.10%	1.10%	1.10%	6.64%	3.64%
Expenses after incentive fees	8.40%	6.11%	7.88%	7.88%	4.88%	4.88%	4.88%	7.01%	4.01%
Total return before incentive fees (2)	12.57%	13.29%	14.52%	11.01%	17.37%	16.69%	20.17%	5.46%	7.84%
Total return after incentive fees (2)	11.60%	12.32%	10.75%	7.24%	13.59%	12.91%	16.40%	5.09%	7.47%

	Currency Series		Long Only Commodity Series		Managed Futures Index Series		Winton Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2009	$78.00	$91.34	$83.59	$90.30	$112.54	$121.28	$117.57	$130.10	$110.06	$128.39
Net operating results:
Interest income	1.28	1.51	1.65	1.80	1.09	1.19	0.65	0.73	0.51	0.60
Expenses	(5.01)	(3.10)	(3.06)	(1.57)	(5.38)	(3.39)	(8.75)	(5.61)	(9.02)	(6.73)
Net gain/(loss) on investments, net of non-controlling interests	4.82	5.68	11.94	13.18	9.71	10.61	25.57	28.77	18.28	21.78

Net income/(loss)	1.09	4.09	10.52	13.41	5.42	8.41	17.47	23.89	9.77	15.65

Net asset value, December 31, 2010	$79.09	$95.43	$94.11	$103.71	$117.96	$129.69	$135.04	$153.99	$119.83	$144.04

Ratios to average net assets
Net investment gain/(loss)	-4.68%	-1.67%	-1.75%	0.25%	-3.79%	-1.79%	-6.47%	-3.46%	-7.65%	-4.65%
Expenses before incentive fees	6.27%	3.27%	3.78%	1.78%	4.75%	2.75%	6.08%	3.08%	6.89%	3.89%
Expenses after incentive fees	6.27%	3.27%	3.78%	1.78%	4.75%	2.75%	6.98%	3.98%	8.11%	5.11%
Total return before incentive fees (2)	1.84%	4.10%	11.26%	11.96%	4.60%	6.20%	14.76%	17.66%	9.66%	12.92%
Total return after incentive fees (2)	1.84%	4.10%	11.26%	11.96%	4.60%	6.20%	13.86%	16.75%	8.44%	11.70%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Formerly the Campbell/Grahama/Tiverton Series.

The following information presents the financial highlights of the Series for the year ended December 31, 2009. This data has been derived from the information presented in the financial statements.

	Frontier Diversified Series*		Frontier Dynamic Series*		Frontier Long/Short Commodity Series**
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2008 or beginning of operations	$100.00	$100.00	$100.00	$100.00	$100.39	$109.28	$122.70	$100.00	$100.00
Net operating results:
Interest income	2.41	2.43	72.10	72.56	1.93	2.14	2.21	1.80	1.81
Expenses	(7.23)	(5.69)	(123.88)	(105.50)	(11.85)	(9.55)	(9.85)	(11.05)	(8.08)
Net gain/(loss) on investments, net of non-controlling interests	1.62	1.03	43.21	25.19	23.30	25.62	12.43	10.74	8.75

Net income/(loss)	(3.20)	(2.23)	(8.57)	(7.75)	13.38	18.21	4.79	1.49	2.48

Net asset value, December 31, 2009	$96.80	$97.77	$91.43	$92.25	$113.77	$127.49	$127.49	$101.49	$102.48

Ratios to average net assets
Net investment gain/(loss)	-8.60%	-5.78%	-96.63%	-61.09%	-9.15%	-6.17%	-10.52%	-16.21%	-10.93%
Expenses before incentive fees	10.27%	7.45%	231.20%	195.66%	7.80%	4.81%	8.21%	13.81%	8.52%
Expenses after incentive fees	12.91%	10.08%	231.20%	195.66%	10.93%	7.95%	13.56%	19.37%	14.08%
Total return before incentive fees (2)	-5.95%	-3.80%	-10.38%	-10.27%	16.06%	18.22%	6.98%	6.30%	7.28%
Total return after incentive fees (2)	-7.44%	-5.29%	-10.38%	-10.27%	12.92%	15.08%	3.84%	3.17%	4.15%

	Frontier Masters Series***		Balanced Series****					Berkeley/Graham/Tiverton Series (3)
	Class 1	Class 2	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2008 or beginning of operations	$100.00	$100.00	$125.17	$112.09	$142.44	$121.30	$121.97	$110.54	$124.14
Net operating results:
Interest income	3.71	3.74	0.28	0.25	0.33	0.28	0.28	0.38	0.43
Expenses	(11.95)	(10.12)	(7.12)	(6.36)	(3.97)	(3.37)	(3.37)	(6.98)	(4.34)
Net gain/(loss) on investments, net of non-controlling interests	2.70	1.75	0.21	(0.48)	0.21	(0.61)	(1.28)	0.71	0.86

Net income/(loss)	(5.54)	(4.63)	(6.63)	(6.59)	(3.43)	(3.70)	(4.37)	(5.89)	(3.04)

Net asset value, December 31, 2009	$94.46	$95.37	$118.54	$105.50	$139.01	$117.60	$117.60	$104.65	$121.09

Ratios to average net assets
Net investment gain/(loss)	-14.83%	-11.42%	-5.56%	-5.56%	-2.56%	-2.56%	-4.41%	-6.24%	-3.24%
Expenses before incentive fees	21.32%	17.90%	3.90%	3.90%	0.90%	0.90%	1.55%	6.33%	3.33%
Expenses after incentive fees	21.52%	18.10%	5.79%	5.79%	2.80%	2.80%	4.81%	6.60%	3.60%
Total return before incentive fees (2)	-12.36%	-10.27%	-3.67%	-4.15%	-0.60%	-1.65%	-3.33%	-5.21%	-1.99%
Total return after incentive fees (2)	-12.47%	-10.38%	-5.56%	-6.05%	-2.50%	-3.55%	-5.23%	-5.48%	-2.27%

	Currency Series		Long Only Commodity Series		Managed Futures Index Series		Winton Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2008 or beginning of operations	$96.19	$109.30	$70.31	$74.46	$132.18	$139.70	$130.41	$140.04	$116.18	$131.49
Net operating results:
Interest income	0.61	0.70	1.31	1.41	2.03	2.16	0.67	0.73	0.48	0.55
Expenses	(4.69)	(2.38)	(2.74)	(1.37)	(5.37)	(3.12)	(6.89)	(3.53)	(7.38)	(4.68)
Net gain/(loss) on investments, net of non-controlling interests	(14.11)	(16.28)	14.71	15.80	(16.30)	(17.46)	(6.63)	(7.15)	0.79	1.03

Net income/(loss)	(18.19)	(17.96)	13.28	15.84	(19.64)	(18.42)	(12.84)	(9.94)	(6.12)	(3.10)

Net asset value, December 31, 2009	$78.00	$91.34	$83.59	$90.30	$112.54	$121.28	$117.57	$130.09	$110.07	$128.39

Ratios to average net assets
Net investment gain/(loss)	-4.68%	-1.68%	-1.95%	0.05%	-2.75%	-0.75%	-5.11%	-2.11%	-6.25%	-3.26%
Expenses before incentive fees	5.38%	2.38%	3.73%	1.74%	4.43%	2.43%	5.70%	2.70%	6.10%	3.10%
Expenses after incentive fees	5.38%	2.38%	3.73%	1.74%	4.43%	2.43%	5.66%	2.66%	6.68%	3.69%
Total return before incentive fees (2)	-20.89%	-17.92%	18.04%	20.29%	-15.53%	-12.13%	-10.77%	-7.71%	-4.57%	-2.27%
Total return after incentive fees (2)	-20.89%	-17.92%	18.04%	20.29%	-15.53%	-12.13%	-10.74%	-7.67%	-5.15%	-2.85%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Formerly the Campbell/Graham/Tiverton Series.
*	The Frontier Diversified Series and Frontier Dynamic Series began trading operations on June 9, 2009
**	The Frontier Long/Short Commodity Series Class 3 Units began trading on May 29, 2009 and Class 1a and 2a Units began trading on June 8, 2009
***	The Frontier Masters Series began trading operations on June 9, 2009
****	The Balanced Series Class 3a Units began trading on June 3, 2009

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Series’ derivatives by instrument types as of December 31, 2011 and 2010 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts. This activity was performed by affiliated Trading Companies and does not include activity of unaffiliated trading Company investments.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For The Year Ended December 31, 2011

	Bought	Sold
Monthly average contracts:
Frontier Diversified Series	4,400	1,400
Frontier Long/Short Commodity Series	105,000	93,100
Balanced Series	25,300	34,300
Berkeley/Graham/Tiverton Series	5,500	2,800
Currency Series	1,650	21,400
Winton/Graham	16,500	3,500

For The Year Ended December 31, 2010

	Bought	Sold
Frontier Diversified Series	4,000	1,000
Frontier Long/Short Commodity Series	95,000	65,000
Balanced Series	23,000	24,200
Berkeley/Graham/Tiverton Series	5,000	2,000
Currency Series	1,500	15,000
Winton/Graham	15,000	2,500

The following tables summarize the trading revenues for the years ended December 31, 2011, 2010 and 2009 by contract:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2011 (1)

Type of contract	Frontier Long/Short Commodity Series	Frontier Masters Series	Balanced Series
Metals	$(19,704,072)	$(11,149)	$5,574,604
Currencies	(92,524)	(1,465,976)	14,631,163
Energies	14,045,969	(1,134,274)	(6,415,781)
Agriculturals	10,091,145	(1,229,172)	(12,366,802)
Interest rates	211,370	1,121,985	50,568,346
Stock indices	545,082	(795,382)	391,606

Realized trading income/(loss)(2)	$5,096,970	$(3,513,968)	$52,383,136

Type of contract	Currency Series	Winton/Graham Series
Metals	$—	$1,144,332
Currencies	(142,069)	110,745
Energies	—	91,930
Agriculturals	—	1,912
Interest rates	—	391,518
Stock indices	—	(942,278)

Realized trading income/(loss)(2)	$(142,069)	$798,159

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2011 (1)

Type of contract	Frontier Long/Short Commodity Series	Frontier Masters Series	Balanced Series
Metals	$22,243,353	$17,541	$(7,332,702)
Currencies	64,835	439,872	(40,725,767)
Energies	(11,129,918)	101,217	1,141,915
Agriculturals	(7,448,903)	(204,311)	(11,128,623)
Interest rates	(709,473)	(893,143)	(5,106,082)
Stock indices	(265,307)	1,331,196	(6,925,069)

Change in unrealized trading income/(loss)(3)	$2,754,587	$792,372	$(70,076,328)

Type of contract	Currency Series	Winton/Graham Series
Metals	$—	$(619,217)
Currencies	(27,166)	(571,607)
Energies	—	12,279
Agriculturals	—	(371,424)
Interest rates	—	(285,680)
Stock indices	—	313,862

Change in unrealized trading income/(loss)(3)	$(27,166)	$(1,521,787)

(1)	The Frontier Diversified Series, Transtrend/Graham/Tiverton Series (formerly known as Berkeley/Graham/Tiverton Series), Currency Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Managed Futures Index Series and Winton Series participate in trading activities through equity in earnings/(loss) from trading companies. The Long Only Commodity Series participates in trading activities through realized gain/(loss) on swap contracts. The Balanced Series consolidated Frontier Trading Company XIV, LLC since June 20, 2011, Frontier Trading Company XVII, LLC since September 9, 2011, and Frontier Trading Company XVIII, LLC since October 24, 2011. The Frontier Long/Short Series consolidated Frontier Trading Company VII, LLC since September 28, 2011. The Frontier Masters Series consolidated Frontier Trading Company XXI, LLC since March 1, 2011.
(2)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures, forwards and options.
(3)	Amounts recorded in the Statements of Operations under Net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2010 (1)

Type of contract	Frontier Diversified Series	Frontier Long/Short Commodity Series	Balanced Series
Metals	$906,825	$334,220	$8,897,940
Currencies	224,608	619,216	6,609,167
Energies	(725,644)	(32,272,414)	(1,878,859)
Agriculturals	(1,060,508)	6,407,717	607,231
Interest rates	1,444,587	(497,654)	10,538,167
Stock indices	(730,345)	1,379,261	2,968,760

Realized trading income/(loss)(2)	$59,523	$(24,029,654)	$27,742,406

Type of contract	Berkeley/Graham/ Tiverton Series	Currency Series	Winton/Graham Series
Metals	$644,922	$—	$410,013
Currencies	(2,509,333)	290,954	3,469,334
Energies	(77,310)	—	(3,365,670)
Agriculturals	1,932,614	—	1,842,657
Interest rates	5,148,691	—	8,589,224
Stock indices	(638,620)	—	(5,464,152)

Realized trading income/(loss)(2)	$4,500,964	$290,954	$5,481,406

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2010 (1)

Type of contract	Frontier Diversified Series	Frontier Long/Short Commodity Series	Balanced Series
Metals	$(1,808,138)	$282,667	$6,894,319
Currencies	842,676	(69,820)	(3,152,713)
Energies	(4,250)	24,029,702	3,465,690
Agriculturals	(390,911)	(5,585,339)	5,371,647
Interest rates	883,518	(201,571)	5,952,513
Stock indices	(227,989)	31,629	(1,071,787)

Unrealized trading income/(loss)(3)	$(705,094)	$18,487,268	$17,459,669

Type of contract	Berkeley/Graham/ Tiverton Series	Currency Series	Winton/Graham Series
Metals	$(2,788,785)	$—	$(2,364,922)
Currencies	6,807,535	54,015	8,948,879
Energies	(444,048)	—	(1,159,361)
Agriculturals	(791,698)	—	(1,491,247)
Interest rates	(357,453)	—	(1,541,855)
Stock indices	(80,013)	—	(1,774,544)

Unrealized trading income/(loss)(3)	$2,345,538	$54,015	$616,950

(1)	The Frontier Diversified Series, Frontier Masters Series, Berkeley/Graham/Tiverton Series, Managed Futures Index Series and Winton Series participate in trading activities through equity in earnings/(loss) from trading companies. The Dynamic Series and Long Only Commodity Series participates in trading activities through realized gain/(loss) on swap contracts. Frontier Long/Short Commodity Series deconsolidated Frontier Trading Company VII, LLC as of January 31, 2010. The Balanced Series deconsolidated Frontier Trading Company XIV, LLC as of January 25, 2010 and Frontier Trading Company VI, LLC as of March 19, 2010. The Berkeley/Graham/Tiverton Series consolidated Frontier Trading Company VI, LLC on March 19, 2010 and thereafter. The Frontier Diversified Series, Balanced Series and Long/Short Series participate in trading activities through equity in earnings(loss) from the aforementioned deconsolidated trading companies.
(2)	In the Statements of Operations under Net realized gain(loss) on futures, forwards and options.
(3)	In the Statements of Operations under Net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options

for the Twelve Months Ended December 31, 2009 (1)

Type of contract	Frontier Long/Short Commodity Series	Balanced Series	Berkeley/Graham/ Tiverton Series
Metals	$19,615,278	$(5,239,299)	$383,614
Currencies	3,599,861	6,732,973	1,140,115
Energies	20,547,042	(13,532,062)	(660,395)
Agriculturals	9,409,345	10,327,412	(1,379,700)
Interest rates	2,539,200	(25,905,939)	(585,739)
Stock indices	4,578,201	52,565,778	(515,373)

Realized trading income/(loss)(2)	$60,288,927	$24,948,863	$(1,617,478)

Type of contract	Currency Series	Winton Series	Winton/Graham Series
Metals	$—	$1,427,741	$1,470,562
Currencies	(178,743)	(1,770,778)	1,214,077
Energies	—	(2,503,289)	(2,353,206)
Agriculturals	—	(2,116,386)	(774,992)
Interest rates	—	1,325,304	(3,550,512)
Stock indices	—	(1,047,591)	9,847,851

Realized trading income/(loss)(2)	$(178,743)	$(4,684,999)	$5,853,780

Net Change in Open Trade Equity from Futures, Forwards and Options for the Twelve Months Ended December 31, 2009 (1)

Type of contract	Frontier Long/Short Commodity Series	Balanced Series	Berkeley/Graham/ Tiverton Series
Metals	$(15,338,074)	$(1,597,128)	$187,751
Currencies	(141,604)	(25,601,772)	(885,245)
Energies	1,796,390	1,165,825	397,133
Agriculturals	(15,751,965)	2,978,506	(74,899)
Interest rates	440,666	2,244,443	(844,133)
Stock indices	678,338	3,786,085	459,162

Unrealized trading income/(loss)(2)	$(28,316,249)	$(17,024,041)	$(760,231)

Type of contract	Currency Series	Winton Series	Winton/Graham Series
Metals	$—	$(1,596,179)	$(647,951)
Currencies	2,985	166,923	7,035,862
Energies	—	860,728	(1,024,357)
Agriculturals	—	2,077,665	(895,567)
Interest rates	—	(7,272,548)	(1,762,016)
Stock indices	—	2,154,604	(1,023,980)

Unrealized trading income/(loss)(2)	$2,985	$(3,608,807)	$1,681,991

(1)	The Frontier Diversified Series, Frontier Masters Series and Managed Futures Index Series participate in trading activities through equity in earnings/(loss) from trading companies. The Long Only Commodity Series participates in trading activities through realized gain/(loss) on swap contracts. Berkeley/Graham/Tiverton Series deconsolidated Frontier Trading Company V LLC as of April 23, 2009, and thereafter participates in trading activities through equity in earnings/(loss) from trading companies. Winton Series deconsolidated Frontier Trading Company II LLC as of May 28, 2009, and thereafter participates in trading activities through equity in earnings/(loss) from Frontier Trading Company II LLC.
(2)	In the Statements of Operations under Net change in open trade equity (deficit), at fair value.

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

10. Indemnifications

The Series have entered into agreements, which provide for the indemnification of futures clearing brokers, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or bad faith. The Trust has had no prior claims or payments pursuant to these agreements. The Trust’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. However, based on experience the Trust expects the risk of loss to be remote.

11. Subsequent Events

Effective as of March 1, 2012, the Berkeley/Graham/Tiverton Series of the Frontier Fund became known as the Tiverton/Graham/Transtrend Series. The TBG Institutional Series became a new Series of the Trust on January 20, 2012.

Report of Independent Registered Public Accounting Firm

To the Executive Committee and Unitholders

The Frontier Fund

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedules of investments, of The Frontier Fund (the Trust) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in owners’ capital, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Frontier Fund as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Denver, Colorado

March 30, 2012

The Frontier Fund

Consolidated Statements of Financial Condition

December 31, 2011 and 2010

	12/31/2011	12/31/2010
ASSETS
Cash and cash equivalents	$27,452,803	$17,992,550
U.S. Treasury securities, at fair value	78,760,003	79,198,929
Custom time deposits	358,276,083	448,396,072
Receivable from futures commission merchants	160,366,935	218,054,990
Open trade equity, at fair value	—	24,082,503
Swap contracts, at fair value	24,211,688	104,877,949
Investments in Berkeley Quantitative Colorado Fund LLC, at fair value	6,270,844	10,157,099
Prepaid service fees	310,430	667,254
Interest receivable	1,088,724	1,080,891
Other assets	96,247	19,614

Total Assets	$656,833,757	$904,527,851

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$6,556,700	$—
Written options, at fair value	3,336,326	5,464,104
Pending owner additions	384,457	966,325
Owner redemptions payable	3,387,126	917,165
Incentive fees payable to Managing Owner	1,844,116	7,333,794
Management fees payable to Managing Owner	1,120,495	1,135,021
Interest payable to Managing Owner	717,850	593,960
Trading fees payable to Managing Owner	715,113	709,264
Trailing service fees payable to Managing Owner	806,690	707,834
Payables to related parties	1,733	216,005
Other liabilities	16,608	38,106

Total Liabilities	18,887,214	18,081,578

CAPITAL
Managing Owner Units	6,538,575	9,510,765
Limited Owner Units	631,407,968	876,927,046

Total Owners’ Capital	637,946,543	886,437,811

Non-Controlling Interests	—	8,462

Total Capital	637,946,543	886,446,273

Total Liabilities and Capital	$656,833,757	$904,527,851

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Condensed Schedule of Investments

December 31, 2011

		% of Total Capital
Description	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(1,511,157)	-.24%
Various base metals futures contracts (Europe)	(4,401,353)	-.69%
Various currency futures contracts (U.S.)	891,115	0.14%
Various currency futures contracts (Canada)	—	0.00%
Various currency futures contracts (Europe)	353,570	0.06%
Various currency futures contracts (Far East)	—	0.00%
Various energy futures contracts (U.S.)	(13,430,017)	-2.11%
Various energy futures contracts (Europe)	(3,481,430)	-0.55%
Various interest rates futures contracts (U.S.)	1,352,108	0.21%
Various interest rates futures contracts (Canada)	78,923	0.01%
Various interest rates futures contracts (Europe)	4,207,802	0.66%
Various interest rates futures contracts (Far East)	666,559	0.10%
Various precious metals futures contracts (U.S.)	(1,105,701)	-.17%
Silver @ COMEX Settling 12/1/13 (number of Contracts: 152)	(11,121,080)	-1.74%
Various precious metals futures contracts (Europe)	—	0.00%
Various soft futures contracts (U.S.)	(8,190,181)	-1.28%
Various soft futures contracts (Europe)	(3,750)	0.00%
Various soft futures contracts (Canada)	—	0.00%
Various stock index futures contracts (U.S.)	483,160	.08%
Various stock index futures contracts (Canada)	5,579	0.00%
Various stock index futures contracts (Europe)	252,897	0.04%
Various stock index futures contracts (Far East)	(187,635)	-0.03%

Total Long Futures Contracts	$(35,140,591)	-5.51%

OPTIONS PURCHASED *	$11,933,138	1.87%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (US)	$1,266,138	.20%
Various base metals futures contracts (Europe)	5,601,385	.88%
Various currency futures contracts (US)	70,134	0.01%
Various currency futures contracts (Canada)	—	0.00%
Various currency futures contracts (Europe)	851,771	0.13%
Various currency futures contracts (Far East)	3,727	0.00%
Various energy futures contracts (US)	(423,746)	-0.07%
Various energy futures contracts (Europe)	3,495,760	0.55%
Various energy futures contracts (Far East)	(1,195)	0.00%
Various interest rates futures contracts (US)	(1,533,678)	-0.24%
Various interest rates futures contracts (Canada)	4,052	0.00%
Various interest rates futures contracts (Europe)	(134,928)	-0.02%
Various interest rates futures contracts (Far East)	(94,959)	-0.01%
Various precious metals futures contracts (US)	3,257,794	0.51%
Various soft futures contracts (US)	3,561,139	0.56%
Various soft futures contracts (Europe)	575,745	0.09%
Various soft futures contracts (Far East)	(29,121)	0.00%
Various stock index futures contracts (US)	(2,153)	0.00%
Various stock index futures contracts (Canada)	(27,463)	0.00%
Various stock index futures contracts (Europe)	(398,770)	-0.06%
Various stock index futures contracts (Far East)	137,120	0.02%

Total Short Futures Contracts	$16,178,752	2.55%

OPTIONS WRITTEN*	$(3,336,326)	-0.52%

CURRENCY FORWARDS *	$472,001	0.07%

Total Open Trade Deficit	$(9,893,026)	-1.54%

SWAPS (1)	$6,504,931	1.02%
Total Return Option Basket Swap (Termination date 11/6/12)	17,706,757	2.78%

Total Swaps	$24,211,688	3.80%

Investment in Berkeley Quantitative Colorado Fund LLC (Cost of $8,487,603)	$6,270,844	0.98%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value
$36,500,000.00 US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391)	$37,943,670	5.95%
$36,700,000.00 US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039)	40,816,333	6.40%

	$78,760,003	12.35%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Condensed Schedule of Investments

December 31, 2010

		% of Net
Description	Value	Asset Value
LONG FUTURES CONTRACTS*
Various base metals futures contracts (US)	$6,478,548	0.73%
Copper @ Comex Settling 5/1/2011 (Number of Contracts: 3,001)	43,349,975	4.89%
Various base metals futures contracts (Europe)	19,579,755	2.21%
Various currency futures contracts (US)	3,826,839	0.43%
Various currency futures contracts (Canada)	—	0.00%
Various currency futures contracts (Europe)	177,645	0.02%
Various currency futures contracts (Far East)	—	0.00%
Various energy futures contracts (US)	35,053,948	3.95%
Crude Oil, Light Settling 4/1/2011 (Number of Contracts: 3,715)	13,283,070	1.50%
Crude Oil, Light Settling 12/1/2012 (Number of Contracts: 4,149)	16,786,090	1.89%
Various energy futures contracts (Europe)	300,758	0.03%
Various interest rates futures contracts (US)	398,247	0.04%
Various interest rates futures contracts (Canada)	19,156	0.00%
Various interest rates futures contracts (Europe)	502,318	0.06%
Various interest rates futures contracts (Far East)	189,413	0.02%
Various precious metals futures contracts (US)	3,110,660	0.35%
Various precious metals futures contracts (Europe)	—	0.00%
Various soft futures contracts (US)	19,968,504	2.25%
Sugar #11 Settling 5/1/2011 (Number of Contracts: 2,735)	11,302,637	1.28%
Various soft futures contracts (Europe)	202,488	0.02%
Various soft futures contracts (Canada)	—	0.00%
Various soft futures contracts (Far east)	12,902	0.00%
Various stock index futures contracts (US)	483,784	0.05%
Various stock index futures contracts (Canada)	46,157	0.01%
Various stock index futures contracts (Europe)	(686,904)	-0.08%
Various stock index futures contracts (Far East)	114,086	0.01%

Total Long Futures Contracts	$174,500,076	19.66%

OPTIONS PURCHASED *	$31,091,768	3.51%

SHORT FUTURES CONTRACTS*
Various base metals futures contracts (US)	$(7,598,915)	-0.86%
Copper @ COMEX Settling 3/1/2011 (Number of Contracts: 3,501)	(45,828,675)	-5.17%
Various base metals futures contracts (Europe)	(16,402,753)	-1.85%
Various currency futures contracts (US)	(184,137)	-0.02%
Various currency futures contracts (Canada)	—	0.00%
Various currency futures contracts (Europe)	(136,851)	-0.02%
Various currency futures contracts (Far East)	—	0.00%
Various energy futures contracts (US)	(7,683,430)	-0.87%
Crude Oil, Light Settling 2/1/2011 (Number of Contracts: 7,297)	(17,244,770)	-1.95%
Crude Oil, Light Settling 12/1/2011 (Number of Contracts: 4,955)	(28,698,600)	-3.24%
NYM RBOB Gas Settling 2/1/2011 (number of Contracts: 3,239)	(16,575,010)	-1.87%
Various energy futures contracts (Europe)	51,020	0.01%
Various interest rates futures contracts (US)	(72,074)	-0.01%
Various interest rates futures contracts (Canada)	(10,102)	0.00%
Various interest rates futures contracts (Europe)	(609,296)	-0.07%
Various interest rates futures contracts (Far East)	(325,573)	-0.04%
Various precious metals futures contracts (US)	(3,226,989)	-0.36%
Various soft futures contracts (US)	(5,250,542)	-0.59%
Coffee @ CSCE Settling 3/1/2011 (Number of Contracts: 1,550)	(13,679,100)	-1.54%
Sugar #11 Settling 3/1/2011 (Number of Contracts: 3,482)	(20,198,035)	-2.28%
Various soft futures contracts (Canada)	—	0.00%
Various soft futures contracts (Europe)	(54,735)	-0.01%
Various stock index futures contracts (US)	102,552	0.01%
Various stock index futures contracts (Canada)	—	0.00%
Various stock index futures contracts (Europe)	79,907	0.01%
Various stock index futures contracts (Far East)	6,129	0.00%

Total Short Futures Contracts	$(183,539,979)	-20.71%

OPTIONS WRITTEN *	$(5,464,104)	-0.62%

CURRENCY FORWARDS *	$2,030,638	0.23%

Total Open Trade Equity	$18,618,399	2.07%

SWAPS (1)	$6,459,564	0.73%
Total Return Option Basket Swap (Terminiation date 6/6/14)	11,407,905	1.29%
Total Return Option Basket Swap (Terminiation date 6/6/14)	10,956,772	1.24%
Total Return Option Basket Swap (Terminiation date 6/6/14)	26,242,246	2.96%
Option Basket Balanced Series (Terminiation date 11/6/12)	49,811,462	5.62%

Total Swaps	$104,877,949	11.84%

Investment in Berkeley Quantitative Colorado Fund LLC (Cost of $10,000,000)	$10,157,099	1.15%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value
$36,500,000.00 US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391)	$38,993,970	4.40%
$36,700,000.00 US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039)	40,204,959	4.54%

	$79,198,929	8.94%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statements of Operations

For the Years Ended December 31, 2011, 2010 and 2009

	12/31/2011	12/31/2010	12/31/2009
Investment income:
Interest—net	$6,568,847	$5,989,281	$4,313,669

Total Income	6,568,847	5,989,281	4,313,669

Expenses:
Incentive Fees	22,931,623	23,058,408	10,381,797
Management Fees	13,708,588	13,968,203	10,604,825
Service Fees—Class 1	14,480,515	17,074,297	16,478,215
Trading Fees	8,670,193	8,254,551	5,001,607

Total Expenses	59,790,919	62,355,459	42,466,444

Investment income/(loss) - net	(53,222,072)	(56,366,178)	(38,152,775)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	145,646,477	105,722,234	85,572,188
Net change in open trade equity/(deficit)	(86,552,220)	34,563,870	(45,929,274)
Net realized gain/(loss) on swap contracts	(9,576,420)	509,662	883,900
Net unrealized gain/(loss) on swap contracts	(11,778,886)	14,287,024	(22,000,291)
Net realized gain/(loss) on U.S. Treasury securities	185,594	—	—
Net unrealized gain/(loss) on U.S. Treasury securities	(107,239)	1,842,780	(4,056,172)
Trading commissions	(7,960,245)	(10,194,355)	(5,163,131)
Net increase from payments by managing owner	390,589	—	—
Change in fair value of investments in unconsolidated trading companies	—	361,773	—
Net realized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	(135,775)	—	—
Net unrealized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	(2,238,083)	153,203	—

Net gain/(loss) on investments	27,873,792	147,246,191	9,307,220

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(25,348,280)	90,880,013	(28,845,555)

Less: Operations attributable to non-controlling interests	(591)	1,157,873	1,342

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(25,347,689)	$89,722,140	$(28,846,897)

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statement of Changes in Owners’ Capital

For the Years Ended December 31, 2011, 2010 and 2009

	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2008	$6,179,880	$609,514,915	$—	$615,694,795

Sale of Units	1,815,000	247,590,648	—	249,405,648
Redemption of Units	(441,386)	(92,339,032)	—	(92,780,418)
Operations attributable to non-controlling interests	—	—	1,342	1,342
Net increase/(decrease) in Owners’ Capital resulting from operations	(105,241)	(28,741,656)	—	(28,846,897)

Owners’ Capital, December 31, 2009	7,448,253	736,024,875	1,342	743,474,470

Sale of Units	3,390,000	169,280,747	—	172,670,747
Redemption of Units	(2,210,000)	(117,218,204)	—	(119,428,204)
Change in control of ownership—Trading Companies	—	—	(11,390,610)	(11,390,610)
Contributions	—	—	10,239,857	10,239,857
Operations attributable to non-controlling interests	—	—	1,157,873	1,157,873
Net increase/(decrease) in Owners’ Capital resulting from operations	882,512	88,839,628	—	89,722,140

Owners’ Capital, December 31, 2010	9,510,765	876,927,046	8,462	886,446,273

Sale of Units	1,710,000	102,169,050	—	103,879,050
Redemption of Units	(4,488,776)	(322,533,853)	—	(327,022,629)
Distributions	—	—	(7,871)	(7,871)
Operations attributable to non-controlling interests	—	—	(591)	(591)
Net increase/(decrease) in Owners’ Capital resulting from operations	(193,414)	(25,154,275)	—	(25,347,689)

Owners’ Capital, December 31, 2011	$6,538,575	$631,407,968	$—	$637,946,543

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(25,348,280)	$90,880,013	$(28,845,555)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity (deficit), at fair value	28,511,425	(6,846,087)	24,190,631
Net unrealized gain/(loss) on swap contracts	11,724,468	(14,287,024)	22,000,291
Net realized gain/(loss) on swap contracts	9,630,838	(509,662)	(883,900)
Net unrealized gain/(loss) on U.S. Treasury securities, net of interest paid to Managing Owner	624,520	(1,842,780)	4,056,172
Net realized gain/(loss) on U.S. Treasuries securities	(185,594)	555,749	475,991
Net increase in payments from Managing Owner	(390,589)	—	—
Net realized gain/(loss) on investment in Berkeley Colorado Quantitative Fund LLC	135,775	—	—
Net unrealized gain/loss on investment in Berkeley Colorado Quantitative Fund LLC	2,238,083	(157,099)	—
(Purchases) sales of:
Sales of swap contracts	66,705,656	9,250,733	3,231,840
(Purchases) of swap contracts	(7,004,112)	(18,184,063)	(42,465,133)
(Purchases) of U.S. Treasury securities	—	(63,268,374)	—
Sales of custom time deposits	90,119,989	—	—
(Purchases) of custom time deposits, net of interest paid to Managing Owner	—	—	(111,179,807)
Sales of certificates of deposit	—	—	85,123,779
Sales of Berkeley Colorado Quantitative Fund LLC	1,512,397	—	—
(Purchases) of Berkeley Colorado Quantitative Fund LLC	—	(10,000,000)	—
Increase and/or decrease in:
Receivable from futures commission merchants	57,688,055	(93,266,222)	(73,735,646)
Control of ownership of trading companies	—	(11,390,610)	—
Contributions to trading companies	—	10,239,857	—
Distributions from trading companies	(7,871)	—	—
Prepaid service fees	356,824	651,267	430,928
Interest receivable	(7,833)	544	(546)
Receivable from related parties	—	4,915	41,251
Other assets	(76,633)	(19,614)	80,509
Incentive fees payable to Managing Owner	(5,489,678)	5,616,497	(743,699)
Management fees payable to Managing Owner	(14,526)	466,598	563,077
Interest payable to Managing Owner	123,890	305,775	173,094
Trading fees payable to Managing Owner	5,849	395,587	272,679
Trailing service fees payable to Managing Owner	98,856	322,176	266,390
Payables to related parties	(214,272)	216,005	—
Other liabilities	(21,498)	19,269	(195,355)

Net cash provided by (used in) operating activities	230,715,739	(100,846,550)	(117,332,813)

Cash Flows from Financing Activities:
Proceeds from sale of capital	103,879,050	172,670,747	249,405,648
Payment for redemption of capital	(327,022,629)	(119,428,204)	(92,780,418)
Pending owner additions	(581,868)	(2,677,385)	661,284
Redemptions payable	2,469,961	249,337	380,156

Net cash provided by (used in) financing activities	(221,255,486)	50,814,495	157,666,670

Net increase (decrease) in cash and cash equivalents	9,460,253	(50,032,055)	40,333,857

Cash and cash equivalents, beginning of year	17,992,550	68,024,605	27,690,748

Cash and cash equivalents, end of year	$27,452,803	$17,992,550	$68,024,605

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Notes to Consolidated Financial Statements

1. Organization and Purpose

The Frontier Fund, which is referred to in this report as “the Trust”, was formed on August 8, 2003, as a Delaware statutory trust. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest (the “Units”) pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). It is managed by its Managing Owner, Equinox Fund Management, LLC.

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

The Trust has eleven (11) separate and distinct Series of Units issued and outstanding: Frontier Diversified Series, Frontier Dynamic Series (closed to outside investors effective July 15, 2011 and existing outside investors liquidated as of July 15, 2011), Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Berkeley/Graham/Tiverton Series (formerly Campbell/Graham/Tiverton Series), Currency Series, Long Only Commodity Series (ceased operations as of December 21, 2011), Managed Futures Index Series (ceased operations as of December 21, 2011), Winton Series and Winton/Graham Series (each a “Series” and collectively, the “Series”). The Trust financial statements are comprised of unitized Series which are consolidated into the Trust financial statements. However, the consolidated Trust does not issue units.

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

As of December 31, 2011, the Trust, with respect to the Frontier Diversified Series, Frontier Dynamic Series, Frontier Masters Series, Berkeley/Graham/Tiverton Series, Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Balanced Series, and Frontier Long/Short Commodity Series separates Units into six separate Classes – Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of certificates of deposit, custom time deposits and U.S. Treasury securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

Each Series of the Trust may invest a portion of its assets in a single Trading Company or in several different Trading Companies and may have multiple Trading Advisors that manage the assets invested in such Trading Companies.

In November 2010, the Berkeley/Graham/Tiverton Series of the Trust invested a portion of its assets in Berkeley Quantitative Colorado Fund LLC, an unaffiliated company, managed by an affiliate of Berkeley Quantitative L.P. Through this investment, Berkeley Quantitative L.P. became a commodity trading advisor to the Trust.

During July, 2011, Currency Series of the Trust liquidated its interest in an option basket and realized a decrease in fair value greater than had previously been recorded as unrealized loss. The Managing Owner determined to make a onetime administrative adjustment by payment to the Currency Series of $390,589 to reimburse the effect of the loss on the investors in the series, exclusive of the inter-series payables’ interests, recorded in the Consolidated Statements of Operations as Net increase from payments by managing owner.

2. Significant Accounting Policies

The following are the significant accounting policies of the Trust.

Basis of Presentation—The Trust follows Generally Accepted Accounting Principles (“GAAP”), as established by the Financial Accounting Standards Board (the “FASB”), to ensure consistent reporting of financial condition, schedules of investments, results of operations, changes in capital and cash flows.

Consolidation— Each Series of the Trust invests in Trading Companies who authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses, all of which is allocated to the Series. The Trading Companies and Series of the Trust which have a controlling interest are consolidated by the Trust.

Investment in Berkeley Quantitative Colorado Fund LLC - The Berkeley/Graham/Tiverton Series of the Trust has an investment in the Berkeley Quantitative Colorado Fund LLC. The Berkeley Quantitative Colorado Fund LLC began operations on November 1, 2010. The Berkeley Quantitative Colorado Fund LLC is not consolidated into the financial statements of the Trust because the Trust has no control or transparency over the operations of the fund. This investment is shown on the consolidated statements of financial condition with the change in fair value shown in net unrealized gain/(loss) on the Berkeley Quantitative Colorado Fund LLC.

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

Interest Income—Aggregate interest income from all sources, including assets held at Futures Commission Merchants (“FCM”), up to two percentage points of the aggregate percentage yield (annualized) is paid to the Managing Owner. All interest not paid to the Managing Owner is interest income to the Trust.

U.S. Treasury Securities—U.S. Treasury Securities are reported at fair value as Level 1 inputs under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Trust values U.S. Treasury Securities at fair value and records the daily change in value in the statements of operations as net unrealized gain/(loss) on U.S. Treasury securities. Accrued interest is reported on the consolidated statements of financial condition as interest receivable.

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

Credit Default Swaps—The Trust invests in credit default swaps for the purpose of mitigating part of the risk of concentration of deposits with U.S. Bank National Association to other major financial institutions. See Note 4. Credit Default Swaps are reported at fair value based upon daily valuations provided by a third party pricing service. The Trust records the daily change in fair value in the consolidated statements of operations as net unrealized gain/(loss) on swap contracts.

Receivable From Futures Commission Merchants—The Trust deposits assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM.

Investment Transactions—Futures, options on futures, forward and swap contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are settled. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the consolidated statements of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with FASB ASC 210, Balance Sheet (“ASC 210”).

Any change in net unrealized gain or loss from the preceding period is reported in the consolidated statements of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the interbank market. For U.S. Treasury securities, interest is recognized in the period earned and the instruments are marked-to-market daily based on third party information. Custom time deposits are valued at face value plus accrued interest and the interest income is recognized in the period earned. Transaction costs are recognized as incurred and reflected separately in the consolidated statements of operations.

Foreign currency transactions—The Series of the Trust’s functional currency is the U.S. dollar, however, they transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statements of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income. The Series of the Trust do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized or unrealized gain or loss from investments.

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

Payments by the Managing Owner — The Managing Owner may make discretionary payments to the Trust related to a variety of factors, including investment losses to reimburse the effect of a loss on a portfolio investment which has been caused by a situation outside the Trust’s, or it’s affiliates’, direct control. Such payments will be made on a discretionary basis and will be disclosed in the consolidated statement of operations as a net increase from payments by managing owner. These payments are in accordance with the Trust agreement on a discretionary basis as determined by the Managing Owner.

Investments and Swaps—The Trust records investment transactions on a trade date basis and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the consolidated statements of operations. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts utilizing Level 2 inputs are reported at fair value based on daily reports from the swap counterparty that are corroborated against independent valuation/rate of return information published and available on a daily recurring frequency. Other Swap Contracts are reported utilizing Level 3 Inputs. Swap Contracts are reported at fair value based upon a weekly indicative value that is calculated by management using bid/ask prices from the counterparty. This fair value is corroborated by a daily range of valuations provided by a third party pricing service. The third party pricing service utilizes a Black Scholes pricing model with input adjustments factoring in volatility and liquidity of the instruments. All valuation processes are monitored by the valuation committee of the Managing Owner.

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the years ended December 31, 2011, 2010 and 2009. The 2008 through 2011 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Recently Adopted Accounting Pronouncements—In January 2010, FASB issued Accounting Standards update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. As this update is disclosure related, adoption of ASU 2010-06 on January 1, 2011 did not have a material impact on the Trust’s consolidated statements of financial condition, results of operations or cash flows.

Recently Issued Accounting Pronouncements—In May 2011, the FASB issued ASU No. 2011-04 which provides guidance pertaining to fair value measurement that included a common definition of fair value and information to assist reporting entities to measure and disclose fair value with regards to U.S. GAAP and International Financial Reporting Standards (“IFRS”) convergence issues. This guidance becomes effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. We are currently evaluating the impact that this accounting guidance may have on the Trust’s consolidated statements of financial condition, results of operations or cash flows.

In November of 2011, FASB issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January, 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Our effective date is January 1, 2013. The adoption of this guidance is not expected to have a material impact on the financial positions or results of operations.

Subsequent Events—The Trust follows the provisions of FASB ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Refer to Note 10.

3. Fair Value Measurements

In connection with the valuation of investments the Trust applies ASC 820. ASC 820 provides clarification that when a quoted price in an active market for the identical asset or liability is not available, a reporting entity is required to measure fair value using certain techniques. ASC 820 also clarifies that when estimating the fair value of an asset or liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of an asset or liability. ASC 820 also clarifies that both a quoted price in an active market for the identical asset or liability at the measurement date and the quoted price for the identical asset or liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.

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

Investment in the Berkeley Quantitative Colorado Fund LLC. Investment in Berkeley Quantitative Colorado Fund LLC is valued based on the daily net asset value as reported by the managing member of the Berkeley Quantitative Colorado Fund LLC. The reported net asset value represents fair value based on observable data such as ongoing redemption and/or subscription activity, which is reported as a Level 2 input.

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$(18,489,839)	$11,933,138	$—	$(6,556,701)
Swap Contracts	—	—	24,211,688	24,211,688
U.S. Treasury Securities	78,760,003	—	—	78,760,003
Options Written	—	(3,336,326)	—	(3,336,326)

December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$(7,009,265)	$31,091,768	$—	$24,082,503
Swap Contracts	—	—	104,877,949	104,877,949
U.S. Treasury Securities	79,198,929	—	—	79,198,929
Options Written	—	(5,464,104)	—	(5,464,104)

For The Year Ended December 31, 2011
Balance of recurring Level 3 assets as of January 1, 2011	$104,877,949
Total gains or losses (realized/unrealized):
Included in earnings-realized	(9,630,838)
Included in earnings-unrealized	(11,724,468)
Purchases of investments	7,004,112
Sales of investments	(66,705,656)
Transfers in and/or out of Level 3	—
Net increase in payments from Managing Owner	390,589

Balance of recurring Level 3 assets as of December 31, 2011	$24,211,688

For The Year Ended December 31, 2010
Balance of recurring Level 3 assets as of January 1, 2010	$81,147,933
Total gains or losses (realized/unrealized):
Included in earnings-realized	509,662
Included in earnings-unrealized	14,287,024
Purchases of investments	18,184,063
Sales of investments	(9,250,733)
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2010	$104,877,949

The Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no significant transfers among levels 1, 2, and 3 during the year.

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

The Trust invests in Credit Default Swaps (“CDS”) with highly-rated counterparties as part of its portfolio. CDSs are over-the-counter investment instruments designed to mitigate counterparty risk and generally pay upon the happening of a credit default of a counterparty. The CDS are allocated to each Series based on their percentage ownership in the pooled cash management assets at U.S. Bank National Association as of the reporting date. Approximately 27% of the Trust’s U.S. Bank National Association exposure is risk-hedged in this manner with BNP Paribas through March 20, 2012, and 8% with Societe Generale through March 20, 2012.

The Trust’s investment in Swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. The Swaps serve to diversify the investment holdings of the Trust and to provide access to programs and advisors that would not be otherwise available to the Trust, and are not used for hedging purposes.

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2011, approximately 5.0% of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

The Trust strategically invests assets in one or more swaps linked to certain underlying investments or indices at the direction of the Managing Owner. The Trading Company in which the assets of the Trust will be invested will not own any of the investments or indices referenced by any swap entered into by the Trust. In addition, neither the swap counterparty nor any advisor referenced by any such swap is a Trading Advisor to the Trust.

The Trust has invested in the following Swaps as of December 31, 2011:

	Credit Default Swap	Credit Default Swap	Option Basket	Option Basket
Counterparty	BNP Paribas	Societe Generale	Company A	DeutscheBank
Notional Amount	$623,160	$0	$14,129,540	$23,551,287
Termination Date	3/20/2012	3/20/2012	11/6/2012	6/30/2016
Investee Returns	On Default	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$6,689,123	$—

Unrealized Gain/(Loss)	$213,160	$(120,458)	$(18,838,844)	$(368,228)

Fair Value as of 12/31/2011	$623,159	$—	$17,706,757	$5,881,772

The Trust has invested in the following Swaps as of December 31, 2010:

	Option Basket	Option Basket	Option Basket	Option Basket
Counterparty	Company D	Company E	Company F	Company A
Notional Amount	$15,569,595	$27,048,602	$26,242,246	$68,460,196
Termination Date	6/6/2014	6/6/2014	6/6/2014	11/6/2012
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Unrealized Gain/(Loss)	$416,156	$929,519	$3,474,611	$8,790,927

Fair Value as of 12/31/2010	$11,407,905	$10,956,772	$26,242,246	$49,811,462

		Option Basket	Reuters/Jefferies CRB Index	Jefferies Commodity Performance Index
Counterparty		Company B	Company C	Company C
Notional Amount		$11,567,063	$2,040,000	$2,040,000
Termination Date		1/26/2013	2/28/2011	2/28/2011
Investee Returns		Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)		$0	$190,556	$319,106

Unrealized Gain/(Loss)		$675,809	$0	$0

Fair Value as of 12/31/2010		$5,668,768	$415,648	$375,148

5. Transactions with Affiliates

The Managing Owner contributes funds to the Trust in order to have a 1% interest in the aggregate capital, profits and losses and in return will receive units designated as general units in the Series of the Trust in which the Managing Owner invests such funds. The general units may only be purchased by the Managing Owner and may be subject to no advisory fees or management advisory fees at reduced rates. Otherwise, the general units hold the same rights as the limited units. The Managing Owner is required to maintain at least a 1% interest (“Minimum Purchase Commitment”) in the aggregate capital, profits and losses of the Trust so long as it is acting as the Managing Owner of the Trust. Such contribution was made by the Managing Owner before trading commenced for the Trust and will be maintained throughout the existence of the Trust, and the Managing Owner will make such purchases as are necessary to effect this requirement. Additionally, the Managing Owner agreed with certain regulatory bodies to maintain a 1% interest specifically in the Balanced Series Class 1 a Units and Balanced Series Class 2a Units, aggregated, and each of the Long Only Commodity Series, Frontier Long/Short Commodity Series, Managed Futures Index Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series. The 1% interest in these specific Series of the Trust is included in computing the Minimum Purchase Commitment in aggregate capital. In addition to the general units the Managing Owner receives in respect of its Minimum Purchase Commitment, the Managing Owner may purchase limited units in any Series as a Limited Owner. Principals of the Managing Owner or affiliates are allowed to own beneficial interests in the Trust, as well. All units purchased by the Managing Owner are held for investment purposes only and not for resale. The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner. The Trust has and will continue to have certain relationships with the Managing Owner and its affiliates.

Expenses

Management Fees—Each Series of the Trust pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets attributable to such Series (including notional assets), calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series, 2.0% for the Winton Series, Currency Series, Long Only Commodity Series, Frontier Long/Short Commodity Series Class 1 a and Class 2a, Managed Futures Index Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series, 2.5% for the Winton/Graham Series and Berkeley/Graham/Tiverton Series, and 3.5% for the Frontier Long/Short Commodity Series Class 1 and Class 2. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

Trading Fees—In connection with each Series’ trading activities of the Trust, the Frontier Long/Short Commodity Series (Classes 1, 2 and 3), Balanced Series, Currency Series, Berkeley/Graham/Tiverton Series, Long/Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series pays to the Managing Owner a trading fee, or FCM Fee, up to 0.75% of such Series’ NAV, calculated daily. The Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series (Classes 1a and 2a) and Frontier Masters Series pays to the Managing Owner a trading fee, or FCM Fee, up to 2.25% and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees—Some Series of the Trust pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series, Winton/Graham Series, Berkeley/Graham/Tiverton Series, Currency Series and Frontier Long/Short Commodity Series may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Balanced Series or the Frontier Long/Short Commodity Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Balanced Series and the Frontier Diversified Series and 20% for the Winton Series, Currency Series, Winton/Graham Series, Berkeley/Graham/Tiverton Series, Frontier Long/Short Commodity Series, Frontier Dynamic Series and Frontier Masters Series. There is no incentive fee for the Long Only Commodity Series or the Managed Futures Index Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Service Fees—In addition, with respect to Class 1 and Class 1a Units of each Series of the Trust, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee at an annualized rate, as described in more detail above, which the Managing Owner pays to selling agents of the Trust.

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

For the year ended December 31, 2011, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $2,910. For the year ended December 31, 2011, amounts paid or owing the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $108,041.

For the year ended December 31, 2010, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $8,968 for the Balanced Series, $5,201 for the Frontier Long/Short Commodity Series and $1,592 for the Frontier Diversified Series. For the twelve months ended December 31, 2010, amounts paid or owing the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $983 for the Currency Series, $439 for the Winton/Graham Series, $1,115 for the Berkeley/Graham/Tiverton Series, $13,886 for the Long Only Commodity Series, $272 for the Managed Futures Index Series, $17,149 for the Winton Series, $5,965 for the Frontier Dynamic Series, and $2,011 for the Frontier Masters Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Berkeley/Graham/Tiverton Series, Currency Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series and Managed Futures Index Series 20% of the total interest allocated to each Series is paid to the Managing Owner. During the years ended December 31, 2011, 2010 and 2009, the Trust paid $9,330,127, $10,238,665 and $10,476,506, respectively, of such interest income to the Managing Owner. Such expenses are not included in the statements of operations of the Series.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $1,890,452, $2,027,849 and $1,746,079, respectively for the years ended December 31, 2011 2010 and 2009.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $3,402,814 $3,650,128 and $3,142,942, respectively, for the years ended December 31, 2011, 2010 and 2009.

Bornhoft Group Securities Corporation, a subsidiary of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations. Its results are consolidated with the Managing Owner

6. Financial Highlights

The following information presents the financial highlights of the Trust for the years ended December 31, 2011, 2010 and 2009. This data has been derived from the information presented in the financial statements.

	2011	2010	2009
Ratios to average net assets
Net investment gain/(loss)	-6.98%	-6.92%	-5.61%
Expenses before incentive fees	-4.84%	-4.82%	-4.72%
Expenses after incentive fees	-7.84%	-7.65%	-6.25%

Total return before incentive fees	-0.32%	13.84%	-2.72%
Total return after incentive fees	-3.33%	11.01%	-4.24%

The Trust financial highlights are calculated based upon the Trust’s financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

7. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of December 31, 2011 and 2010 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the year ended December 31, 2011and 2010, the monthly average of futures contracts bought was approximately 154,390 and 143,500, respectively and sold was approximately 156,500 and 109,700, respectively. The following tables summarize the trading revenues for the years ended December 31, 2011 and 2010 approximately by contract:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2011 (2)

Type of contract
Metals	$11,612,828
Currencies	34,838,054
Energies	35,782,228
Agriculturals	13,881,212
Interest rates	28,920,221
Stock indices	20,611,934

Realized trading income/(loss)(2)	$145,646,477

Unrealized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2011 (1)

Type of contract
Metals	$(9,104,684)
Currencies	(39,279,686)
Energies	611,935
Agriculturals	(18,764,970)
Interest rates	(8,749,367)
Stock indices	(11,265,448)

Unrealized trading income/(loss)(1)	$(86,552,220)

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2010 (2)

Type of contract
Metals	$14,579,597
Currencies	19,812,288
Energies	2,633,175
Agriculturals	46,752,288
Interest rates	14,743,765
Stock indices	7,201,121

Realized trading income/(loss)(2)	$105,722,234

Unrealized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2010 (1)

Type of contract
Metals	$4,546,830
Currencies	12,256,088
Energies	25,386,546
Agriculturals	(11,784,078)
Interest rates	1,744,734
Stock indices	2,413,750

Unrealized trading income/(loss)(1)	$34,563,870

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2009 (2)

Type of contract	The Frontier Fund
Metals	$23,231,667
Currencies	4,706,930
Energies	21,870,383
Agriculturals	14,079,154
Interest rates	3,053,132
Stock indices	18,630,922

Realized trading income/(loss)(2)	$85,572,188

Unrealized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2009(1)

Type of contract	The Frontier Fund
Metals	$18,646,859
Currencies	(21,046,593)
Energies	(6,894,149)
Agriculturals	(21,638,396)
Interest rates	(2,323,143)
Stock indices	(12,673,852)

Unrealized trading income/(loss)(1)	$(45,929,274)

(1)	In the Consolidated Statements of Operations under net change in open trade equity (deficit), at fair value.
(2)	In the Consolidated Statements of Operations under Net realized gain/(loss) on futures, forwards and options.

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

10. Subsequent Events

Effective as of March 1, 2012, the Berkeley/Graham/Tiverton Series of the Trust became known as the Tiverton/Graham/Transtrend Series. The TBG Institutional Series became a new Series of the Trust on January 20, 2012.

Report of Independent Registered Public Accounting Firm

To the Frontier Fund,

as sole member of the Trading Companies

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of the Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company III LLC, Frontier Trading Company V LLC, Frontier Trading Company VI LLC, Frontier Trading Company VII, LLC, Frontier Trading Company VIII, LLC, Frontier Trading Company IX, LLC, Frontier Trading Company X, LLC, Frontier Trading Company XI, LLC, Frontier Trading Company XII, LLC, Frontier Trading Company XIV, LLC, Frontier Trading Company XV, LLC, Frontier Trading Company XVII, LLC, Frontier Trading Company XVIII, LLC, and Frontier Trading Company XXI, LLC (collectively, the Trading Companies) as of December 31, 2011 and 2010, and the related statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the management of the Trading Companies. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company III LLC, Frontier Trading Company V LLC, Frontier Trading Company VI LLC, Frontier Trading Company VII, LLC, Frontier Trading Company VIII, LLC, Frontier Trading Company IX, LLC, Frontier Trading Company X, LLC, Frontier Trading Company XI, LLC, Frontier Trading Company XII, LLC, Frontier Trading Company XIV, LLC, Frontier Trading Company XV, LLC, Frontier Trading Company XVII, LLC, Frontier Trading Company XVIII, LLC, and Frontier Trading Company XXI, LLC as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Denver, Colorado

March 30, 2012

The Trading Companies of the Frontier Fund

Statements of Financial Condition

December 31, 2011 and 2010

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company III LLC
	12/31/2011	12/31/2010	12/31/2011	12/31/2010	12/31/2011	12/31/2010
ASSETS
Receivable from futures commission merchants	$44,352,814	$51,797,165	$13,281,065	$13,321,102	$—	$678,454
Open trade equity, at fair value	295,708	6,816,875	4,042,808	6,370,110	—	28,390
Swap contracts, at fair value	17,706,757	49,811,462	—	—	—	5,668,768

Total Assets	$62,355,279	$108,425,502	$17,323,873	$19,691,212	$—	$6,375,612

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$—
Options written, at fair value	444,255	128,013	9,873	12,125	—	1,292
Open trade deficit, at fair value	—	—	—	—	—	—

Total Liabilities	444,255	128,013	9,873	12,125	—	1,292

MEMBERS’ EQUITY (Net Asset Value)	61,911,024	108,297,489	17,314,000	19,679,087	—	6,374,320

Total Liabilities and Members’ Equity	$62,355,279	$108,425,502	$17,323,873	$19,691,212	$—	$6,375,612

	Frontier Trading Company V LLC		Frontier Trading Company VI LLC		Frontier Trading Company VII, LLC
	12/31/2011	12/31/2010	12/31/2011	12/31/2010	12/31/2011	12/31/2010
ASSETS
Receivable from futures commission merchants	$19,418,926	$11,089,508	$—	$7,683,483	$47,822,021	$83,823,713
Open trade equity, at fair value	1,438,257	1,427,138	—	593,970	—	—
Swap contracts, at fair value	—	—	—	—	—	—

Total Assets	$20,857,183	$12,516,646	$—	$8,277,453	$47,822,021	$83,823,713

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$—
Open trade deficit, at fair value	—	—	—	—	25,934,678	14,945,485
Options written, at fair value	—	—	—	56,300	—	662,392

Total Liabilities	—	—	—	56,300	25,934,678	15,607,877

MEMBERS’ EQUITY (Net Asset Value)	20,857,183	12,516,646	—	8,221,153	21,887,343	68,215,836

Total Liabilities and Members’ Equity	$20,857,183	$12,516,646	$—	$8,277,453	$47,822,021	$83,823,713

	Frontier Trading Company VIII, LLC		Frontier Trading Company IX, LLC		Frontier Trading Company X, LLC
	12/31/2011	12/31/2010	12/31/2011	12/31/2010	12/31/2011	12/31/2010
ASSETS
Receivable from futures commission merchants	$—	$—	$4,767,402	$4,340,260	$—	$—
Open trade equity, at fair value	—	—	444,769	1,531,050	—	—
Swap contracts, at fair value	—	790,795	—	—	—	11,407,905

Total Assets	$—	$790,795	$5,212,171	$5,871,310	$—	$11,407,905

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$—
Open trade deficit, at fair value	—	—	—	—	—	—

Total Liabilities	—	—	—	—	—	—

MEMBERS’ EQUITY (Net Asset Value)	—	790,795	5,212,171	5,871,310	—	11,407,905

Total Liabilities and Members’ Equity	$—	$790,795	$5,212,171	$5,871,310	$—	$11,407,905

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Financial Condition

December 31, 2011 and 2010

	Frontier Trading Company XI, LLC		Frontier Trading Company XII, LLC		Frontier Trading Company XIV, LLC
	12/31/2011	12/31/2010	12/31/2011	12/31/2010	12/31/2011	12/31/2010
ASSETS
Receivable from futures commission merchants	$—	$—	$—	$—	$12,159,223	$23,739,656
Open trade equity, at fair value	—	—	—	—	—	323,845
Swap contracts, at fair value	—	26,242,246	—	10,956,756	—	—

Total Assets	$—	$26,242,246	$—	$10,956,756	$12,159,223	$24,063,501

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$—
Open trade deficit, at fair value	—	—	—	—	238,949	—
CTA fees payable	—	—	—	—	—	—

Total Liabilities	—	—	—	—	238,949	—

MEMBERS’ EQUITY (Net Asset Value)	—	26,242,246	—	10,956,756	11,920,274	24,063,501

Total Liabilities and Members’ Equity	$—	$26,242,246	$—	$10,956,756	$12,159,223	$24,063,501

	Frontier Trading Company XV, LLC		Frontier Trading Company XVII, LLC (1)		Frontier Trading Company XVIII, LLC (1)
	12/31/2011	12/31/2010	12/31/2011	12/31/2010	12/31/2011	12/31/2010
ASSETS
Receivable from futures commission merchants	$6,632,990	$21,572,442	$—	$—	$6,810,086	$—
Open trade equity, at fair value	12,006,820	17,332,625	—	—	596,193	—
Swap contracts, at fair value	—	—	5,881,772	—	—	—

Total Assets	$18,639,810	$38,905,067	$5,881,772	$—	$7,406,279	$—

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$—
Open trade deficit, at fair value	—	—	—	—	—	—
Options written, at fair value	2,882,198	—	—	—	—	—
CTA fees payable	—	—	—	—	—	—

Total Liabilities	2,882,198	—	—	—	—	—

MEMBERS’ EQUITY (Net Asset Value)	15,757,612	38,905,067	5,881,772	—	7,406,279	—

Total Liabilities and Members’ Equity	$18,639,810	$38,905,067	$5,881,772	$—	$7,406,279	$—

	Frontier Trading Company XXI, LLC (1)
	12/31/2011	12/31/2010
ASSETS
Receivable from futures commission merchants	$5,107,786	$—
Open trade equity, at fair value	792,372	—
Swap contracts, at fair value	—	—

Total Assets	$5,900,158	$—

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—
Open trade deficit, at fair value	—	—
CTA fees payable	—	—

Total Liabilities	—	—

MEMBERS’ EQUITY (Net Asset Value)	5,900,158	—

Total Liabilities and Members’ Equity	$5,900,158	$—

(1)	Trading Companies XVII, XVIII and XXI commenced trading operations in July, October and March 2011, respecitively.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedules of Investments

December 31, 2011

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company I LLC		Company II LLC		Company III LLC		Company V LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS*
Various base metals futures contracts (US)	$(108,899)	-0.18%	$(57,263)	-0.33%	$—	0.00%	$(3,756)	-0.02%
Various base metals futures contracts (Europe)	(29,673)	-0.05%	(150,823)	-0.87%	—	0.00%	(5,863)	-0.03%
Various currency futures contracts (US)	123,683	0.20%	550,236	3.18%	—	0.00%	16,724	0.08%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	24,828	0.04%	(79,234)	-0.46%	—	0.00%	(233)	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	29,865	0.05%	111,908	0.65%	—	0.00%	59,215	0.28%
Various energy futures contracts (Europe)	(63,395)	-0.10%	(84,305)	-0.49%	—	0.00%	(2,515)	-0.01%
Various interest rates futures contracts (US)	170,202	0.27%	581,827	3.36%	—	0.00%	322,301	1.55%
Various interest rates futures contracts (Canada)	38,148	0.06%	15,281	0.09%	—	0.00%	9,531	0.05%
Various interest rates futures contracts (Europe)	655,649	1.06%	1,509,072	8.72%	—	0.00%	484,795	2.32%
Various interest rates futures contracts (Far East)	87,280	0.14%	312,983	1.81%	—	0.00%	292,784	1.40%
Various precious metals futures contracts (US)	(84,968)	-0.14%	(759,420)	-4.39%	—	0.00%	390	0.00%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	66,608	0.11%	(84,235)	-0.49%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	(5,190)	-0.03%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Far east)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	76,371	0.12%	130,552	0.75%	—	0.00%	151,551	0.73%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	7,360	0.01%	32,527	0.19%	—	0.00%	126,126	0.60%
Various stock index futures contracts (Far East)	(149,642)	-0.24%	(3,419)	-0.02%	—	0.00%	(12,524)	-0.06%

Total Long Futures Contracts	$843,417	1.36%	$2,020,497	11.67%	$—	0.00%	$1,438,526	6.90%

OPTIONS PURCHASED *	$556,630	0.90%	$4,360	0.03%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS*
Various base metals futures contracts (US)	$31,772	0.05%	$69,976	0.40%	$—	0.00%	$83,553	0.40%
Various base metals futures contracts (Europe)	240,822	0.39%	399,332	2.31%	—	0.00%	121,322	0.58%
Various currency futures contracts (US)	(66,867)	-0.11%	111,284	0.64%	—	0.00%	(363)	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	42,568	0.07%	(16,438)	-0.09%	—	0.00%	(81,737)	-0.39%
Euro Settling 3/1/2012 (Number of Contracts: 355)	—	0.00%	1,348,925	7.79%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	975	0.00%	(107,778)	-0.62%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	(325)	0.00%	63,905	0.37%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	(1,508,797)	-2.44%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	1,056	0.01%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(95,043)	-0.15%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	3,027	0.02%	—	0.00%	—	0.00%
Various precious metals futures contracts (US)	189,502	0.31%	6,750	0.04%	—	0.00%	(24,125)	-0.12%
Various soft futures contracts (US)	(94,690)	-0.15%	(29,096)	-0.17%	—	0.00%	(786,722)	-3.77%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	450,616	0.73%	79,281	0.46%	—	0.00%	25,239	0.12%
Various soft futures contracts (Far East)	(30,196)	-0.05%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	3,545	0.01%	—	0.00%	—	0.00%	350	0.00%
Various stock index futures contracts (Canada)	(22,258)	-0.04%	—	0.00%	—	0.00%	(5,205)	-0.02%
Various stock index futures contracts (Europe)	(329,376)	-0.53%	(20,197)	-0.12%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	104,144	0.17%	55,851	0.32%	—	0.00%	(36,242)	-0.17%

Total Short Futures Contracts	$(1,083,601)	-1.75%	$1,965,878	11.35%	$—	0.00%	$(703,930)	-3.38%

OPTIONS WRITTEN *	$(444,255)	-0.72%	$(9,873)	-0.06%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *	$(20,738)	-0.03%	$52,073	0.30%	$—	0.00%	$703,661	3.37%

Total Open Trade Equity	$(148,547)	-0.24%	$4,032,935	23.29%	$—	0.00%	$1,438,257	6.90%

Total Return Option Basket Swap (Termination date 11/6/12)	$17,706,757	28.60%	$—	0.00%	$—	0.00%	$—	0.00%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedules of Investments

December 31, 2011

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company VI LLC		Company VII, LLC		Company VIII, LLC		Company IX, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS*
Various base metals futures contracts (US)	$—	0.00%	$(49,183)	-0.22%	$—	0.00%	$(78,818)	-1.51%
Various base metals futures contracts (Europe)	—	0.00%	(206,400)	-0.94%	—	0.00%	(88,198)	-1.69%
Aluminum Settling 1/1/2012 (Number of Contracts: 52)	—	0.00%	—	0.00%	—	0.00%	(271,164)	-5.20%
Various currency futures contracts (US)	—	0.00%	179,573	0.82%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	416,924	1.90%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	(215,479)	-0.98%	—	0.00%	(21,396)	-0.41%
Crude Oil, Light Settling 11/1/2012 (Number of Contracts: 841)	—	0.00%	(3,555,016)	-16.24%	—	0.00%	—	0.00%
Crude Oil, Light Settling 1/1/2013 (Number of Contracts: 841)	—	0.00%	(3,802,753)	-17.37%	—	0.00%	—	0.00%
Crude Oil, Light Settling 9/1/2013 (Number of Contracts: 1,002)	—	0.00%	(4,371,120)	-19.97%	—	0.00%	—	0.00%
Heating Oil Settling 9/1/2012 (Number of Contracts: 393)	—	0.00%	(1,647,299)	-7.53%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	(26,290)	-0.12%	—	0.00%	1,950	0.04%
ICE Brent Crude Oil Settling 12/1/2015 (Number of Contracts: 1,359)	—	0.00%	(3,069,350)	-14.02%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	19,602	0.09%	—	0.00%	51,996	1.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	287,405	5.51%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	(21,720)	-0.42%
Various precious metals futures contracts (US)	—	0.00%	(194,462)	-0.89%	—	0.00%	—	0.00%
Silver @ Comex Settling 12/1/2013 (Number of Contracts: 152)	—	0.00%	(11,121,080)	-50.81%	—	0.00%	—	0.00%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	—	0.00%	(1,017,375)	-4.65%	—	0.00%	—	0.00%
Corn Settling 12/1/2012 (Number of Contracts: 1,525)	—	0.00%	(4,790,794)	-21.89%	—	0.00%	—	0.00%
Coffee @ CSCE Settling 9/1/2012 (Number of Contracts: 176)	—	0.00%	(2,559,548)	-11.69%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	111,130	0.51%	—	0.00%	(19,844)	-0.38%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	(4,721)	-0.02%	—	0.00%	(6,881)	-0.13%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$(35,903,641)	-164.04%	$—	0.00%	$(166,670)	-3.20%

OPTIONS PURCHASED *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS*
Various base metals futures contracts (US)	$—	0.00%	$13,843	0.06%	$—	0.00%	$41,937	0.80%
Various base metals futures contracts (Europe)	—	0.00%	290,936	1.33%	—	0.00%	336,000	6.45%
Various currency futures contracts (US)	—	0.00%	(3,375)	-0.02%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	(918,634)	-4.20%	—	0.00%	7,388	0.14%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	1,940,210	8.86%	—	0.00%	(8,635)	-0.17%
Crude Oil, Light Settling 12/1/2012 (Number of Contracts: 1,505)	—	0.00%	(1,842,322)	-8.42%	—	0.00%	—	0.00%
Crude Oil, Light Settling 12/1/2013 (Number of Contracts: 987)	—	0.00%	(1,910,259)	-8.73%	—	0.00%	—	0.00%
Heating Oil Settling 6/1/2012 (Number of Contracts: 373)	—	0.00%	1,591,666	7.27%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	573,850	2.62%	—	0.00%	(3,640)	-0.07%
ICE Brent Crude Oil Settling 12/1/2012 (Number of Contracts: 1,660)	—	0.00%	2,835,790	12.96%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(5,711)	-0.11%
Various interest rates futures contracts (Far East)	—	0.00%	(75,712)	-0.35%	—	0.00%	(22,100)	-0.42%
Various precious metals futures contracts (US)	—	0.00%	82,675	0.38%	—	0.00%	65,830	1.26%
Silver @ Comex Settling 12/1/2012 (Number of Contracts: 152)	—	0.00%	2,879,242	13.15%	—	0.00%	—	0.00%
Various soft futures contracts (US)	—	0.00%	273,782	1.25%	—	0.00%	(37,406)	-0.72%
Corn Settling 7/1/2012 (Number of Contracts: 1,123)	—	0.00%	2,867,576	13.10%	—	0.00%	—	0.00%
Corn Settling 9/1/2012 (Number of Contracts: 288)	—	0.00%	1,370,557	6.26%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	(863)	0.00%	—	0.00%	40	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(67,325)	-1.29%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	1,930	0.04%

Total Short Futures Contracts	$—	0.00%	$9,968,962	45.55%	$—	0.00%	$308,308	5.92%

OPTIONS WRITTEN *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$303,130	5.82%

Total Open Trade Equity (Deficit)	$—	0.00%	$(25,934,678)	-118.49%	$—	0.00%	$444,769	8.53%

SWAPS (1)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedules of Investments

December 31, 2011

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company X, LLC		Company XI, LLC		Company XII, LLC		Company XIV, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS*
Various base metals futures contracts (US)	$—	0.00%	$—	0.00%	$—	0.00%	$(146,081)	-1.23%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(186,593)	-1.57%
Various currency futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(46,338)	-0.39%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(1,023)	-0.01%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(159,720)	-1.34%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	139,346	1.17%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	43,082	0.36%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	397,412	3.33%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	26,504	0.22%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	218,499	1.83%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	1,440	0.01%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(8,787)	-0.07%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	5,579	0.05%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	24,453	0.21%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	(22,009)	-0.18%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$285,764	2.40%

OPTIONS PURCHASED *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS*
Various base metals futures contracts (US)	$—	0.00%	$—	0.00%	$—	0.00%	$164,351	1.38%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	18,542	0.16%
Various currency futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(19,013)	-0.16%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(21,112)	-0.18%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	26,280	0.22%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	896	0.01%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(34,143)	-0.29%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	17,435	0.15%
Various soft futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(253,018)	-2.12%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	17,898	0.15%
Various stock index futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	688	0.01%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$(81,194)	-0.68%

OPTIONS WRITTEN *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$(443,519)	-3.72%

Total Open Trade Equity	$—	0.00%	$—	0.00%	$—	0.00%	$(238,949)	-2.00%

SWAPS (1)	$—	0.00%	$—	0.00%	$—	0.00%	$—	100.00%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedules of Investments

December 31, 2011

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company XV, LLC		Company XVII, LLC		Company XVIII, LLC		Company XXI, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS*
Various base metals futures contracts (US)	$(929,394)	-5.90%	$—	0.00%	$(97,100)	-1.31%	$(40,664)	-0.69%
Various base metals futures contracts (Europe)	290,940	1.85%	—	0.00%	(57,349)	-0.77%	(37,959)	-0.64%
Copper @ LME Settling 1/26/2012 (Number of Contracts: 153)	(836,691)	-5.31%	—	0.00%	—	0.00%	—	0.00%
Copper @ LME Settling 2/15/2012 (Number of Contracts: 229)	(1,077,683)	-6.84%	—	0.00%	—	0.00%	—	0.00%
Copper @ LME Settling 6/20/2012 (Number of Contracts: 48)	(1,743,900)	-11.07%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (US)	—	0.00%	—	0.00%	(1,624)	-0.02%	22,523	0.38%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	32,889	0.44%	4,733	0.08%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	—	0.00%	(30,762)	-0.42%	13,622	0.23%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	(79,325)	-1.07%	1,520	0.03%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	46,346	0.63%	20,708	0.35%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	(24,837)	-0.34%	(2,284)	-0.04%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	643,920	8.69%	229,550	3.89%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	(34,147)	-0.46%	2,876	0.05%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	(67,240)	-0.91%	—	0.00%
Various soft futures contracts (US)	(2,951)	-0.02%	—	0.00%	(51,397)	-0.69%	31,011	0.53%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	—	0.00%	35,283	0.48%	6,903	0.12%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	42,730	0.58%	31,305	0.53%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	(40)	0.00%	—	0.00%

Total Long Futures Contracts	$(4,299,679)	-27.29%	$—	0.00%	$357,347	4.82%	$283,844	4.81%

OPTIONS PURCHASED *	$3,069,581	19.48%	$—	0.00%	$—	0.00%	$—	0.00%
Copper @ LME Setting 3/1/2012, Put @ 7,000 (Number of Contracts: 169)	1,144,722	7.26%	—	0.00%	—	0.00%	—	0.00%
Copper @ LME Settling 3/1/2012, Put @ 7,300 (Numer of Contracts:167)	1,548,382	9.83%	—	0.00%	—	0.00%	—	0.00%
Copper @ LME Settling 12/1/2012, Put @ 6,600 (Numer of Contracts:112)	1,844,164	11.70%	—	0.00%	—	0.00%	—	0.00%
Crude Oil, Light Settling 12/1/2012, Call @9,400 (Number of Contracts: 56)	814,800	5.17%
Euro Settling 3/1/2012, Put @ 1,335 (Number of Contracts: 140)	948,500	6.02%
Euro Settling 3/1/2012, Put @ 1,360 (Number of Contracts: 112)	1,016,400	6.45%	—	0.00%	—	0.00%	—	0.00%
S&P (Mini) Settling 3/1/2012, Put @ 1,200 (Number of Contracts: 560)	985,600	6.25%	—	0.00%	—	0.00%	—	0.00%

Total Options Purchased	$11,372,149	72.16%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS*
Various base metals futures contracts (US)	$840,022	5.33%	$—	0.00%	$2,256	0.03%	$18,428	0.31%
Various base metals futures contracts (Europe)	581,101	3.69%	—	0.00%	(20,175)	-0.27%	57,512	0.97%
Copper @ LME Settling 2/15/2012 (Number of Contracts: 229)	1,080,293	6.86%	—	0.00%	—	0.00%	—	0.00%
Copper @ LME Settling 6/20/2012(Number of Contracts: 48)	2,495,700	15.84%	—	0.00%	—	0.00%	—	00.0%
Various currency futures contracts (US)	—	0.00%	—	0.00%	10,165	0.14%	19,290	0.33%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	208,124	1.32%	—	0.00%	203,600	2.75%	76,986	1.30%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	3,727	0.06%
Various energy futures contracts (US)	(66,491)	-0.42%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(100)	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	(1,195)	-0.02%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(24,881)	-0.42%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	2,100	0.04%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(31)	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	(173)	0.00%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	20,285	0.27%	20,200	0.34%
Various soft futures contracts (US)	(81,795)	-0.52%	—	0.00%	15,908	0.21%	316,045	5.36%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	2,710	0.04%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	1,074	0.02%
Various stock index futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(5,226)	-0.09%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	18,129	0.31%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	4,097	0.06%	6,644	0.11%

Total Short Futures Contracts	$5,056,954	0.00%	$—	0.00%	$238,846	3.22%	$508,529	8.62%

OPTIONS WRITTEN *	$(2,025,048)	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
S&P Index Settling 3/1/2012, Put @ 4,100 (Numer of Contracts: 1,737)	(857,150)	-5.44%	—	0.00%	—	0.00%	—	0.00%

Total Options Written	$(2,882,198)	-18.29%	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *	$(122,606)	-0.78%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity	$9,124,622	57.91%	$—	0.00%	$596,193	8.05%	$792,372	13.43%

SWAPS (1)	$—	0.00%	$5,881,772	100.00%	$—	0.00%	$—	0.00%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedules of Investments

December 31, 2010

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company I LLC		Company II LLC		Company III LLC		Company V LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS*
Various base metals futures contracts (US)	$555,817	0.51%	$222,700	1.13%	$—	0.00%	$172,560	1.38%
Various base metals futures contracts (Europe)	1,046,989	0.97%	1,707,490	8.68%	—	0.00%	181,596	1.45%
Various currency futures contracts (US)	1,100,579	1.02%	2,296,428	11.67%	—	0.00%	98,545	0.79%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	48,429	0.04%	32,042	0.16%	—	0.00%	23,874	0.19%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	872,990	0.81%	279,399	1.42%	—	0.00%	89,785	0.72%
Various energy futures contracts (Europe)	58,695	0.05%	138,670	0.70%	—	0.00%	14,200	0.11%
Various interest rates futures contracts (US)	394,589	0.36%	4,447	0.02%	—	0.00%	22,017	0.18%
Various interest rates futures contracts (Canada)	18,381	0.02%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	372,737	0.34%	25,928	0.13%	—	0.00%	10,474	0.08%
Various interest rates futures contracts (Far East)	158,539	0.15%	—	0.00%	—	0.00%	17,866	0.14%
Various precious metals futures contracts (US)	1,177,535	1.09%	983,795	5.00%	—	0.00%	200,060	1.60%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	2,746,254	2.54%	2,063,151	10.48%	—	0.00%	349,196	2.79%
Various soft futures contracts (Europe)	178,197	0.16%	19,642	0.10%	—	0.00%	4,650	0.04%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Far east)	12,801	0.01%	101	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	167,031	0.15%	252,337	1.28%	—	0.00%	(29,609)	-0.24%
Various stock index futures contracts (Canada)	12,657	0.01%	14,766	0.08%	—	0.00%	11,090	0.09%
Various stock index futures contracts (Europe)	(345,443)	-0.32%	(131,316)	-0.67%	—	0.00%	(173,696)	-1.39%
Various stock index futures contracts (Far East)	56,222	0.05%	54,237	0.28%	—	0.00%	(24,225)	-0.19%

Total Long Futures Contracts	$8,632,999	7.96%	$7,963,817	40.46%	$—	0.00%	$968,383	7.74%

OPTIONS PURCHASED *	$716,700	0.66%	$6,318	0.03%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS*
Various base metals futures contracts (US)	$(331,303)	-0.31%	$(69,311)	-0.35%	$—	0.00%	$(18,909)	-0.15%
Various base metals futures contracts (Europe)	(733,813)	-0.68%	(847,568)	-4.31%	—	0.00%	(34,144)	-0.27%
Various currency futures contracts (US)	(122,191)	-0.11%	(22,213)	-0.11%	—	0.00%	(2,458)	-0.02%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	(62,039)	-0.06%	(259,920)	-1.32%	—	0.00%	(33,762)	-0.27%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	(338,619)	-0.31%	(117,540)	-0.60%	—	0.00%	2,730	-0.02%
Various energy futures contracts (Europe)	67,860	0.06%	(16,840)	-0.09%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	(81,746)	-0.08%	(113,507)	-0.58%	—	0.00%	(11,891)	-0.10%
Various interest rates futures contracts (Canada)	—	0.00%	(5,694)	-0.03%	—	0.00%	(4,408)	-0.04%
Various interest rates futures contracts (Europe)	(378,077)	-0.35%	(81,885)	-0.42%	—	0.00%	(114,032)	-0.91%
Various interest rates futures contracts (Far East)	(111,437)	-0.10%	(141,744)	-0.72%	—	0.00%	(28,536)	-0.23%
Various precious metals futures contracts (US)	(544,046)	-0.50%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	(484,599)	-0.45%	—	0.00%	—	0.00%	(21,733)	-0.17%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	(54,735)	-0.05%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	94,682	0.09%	—	0.00%	—	0.00%	9,471	0.08%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	61,296	0.06%	—	0.00%	—	0.00%	3,649	0.03%
Various stock index futures contracts (Far East)	2,832	0.00%	—	0.00%	—	0.00%	3,237	0.03%

Total Short Futures Contracts	$(3,015,935)	-2.79%	$(1,676,222)	-8.53%	$—	0.00%	$(250,786)	-2.04%

OPTIONS WRITTEN *	$(128,013)	-0.12%	$(12,125)	-0.06%	$(1,292)	-0.02%	$—	0.00%

CURRENCY FORWARDS *	$483,111	0.45%	$76,197	0.39%	$28,390	0.45%	$709,541	5.67%

Total Open Trade Equity	$6,688,862	6.15%	$6,357,985	32.29%	$27,098	0.43%	$1,427,138	11.37%

SWAPS (1)	$49,811,462	46.00%	$—	0.00%	$5,668,768	88.93%	$—	0.00%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedules of Investments

December 31, 2010

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company VI LLC		Company VII, LLC		Company VIII, LLC		Company IX, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS*
Various base metals futures contracts (US)	$13,058	0.16%	$750,203	1.10%	$—	0.00%	$404,374	6.89%
Copper @ Comex Settling 5/1/2011 (Number of Contracts: 3,001)	—	0.00%	43,349,975	63.55%	—	0.00%	—	0.00%
Copper @ Comex Settling 7/1/2011 (Number of Contracts: 500)	—	0.00%	4,043,750	5.93%	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	67,497	0.82%	1,913,337	2.80%	—	0.00%	316,784	5.40%
Various currency futures contracts (US)	—	0.00%	239,112	0.35%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	10,225	0.12%	—	0.00%	—	0.00%	(3,675)	-0.06%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	31,319	0.38%	16,053,412	23.53%	—	0.00%	104,356	1.78%
NYM RBOB GAS Settling 4/1/2011 (Number of Contracts: 1,612)	—	0.00%	4,453,298	6.53%	—	0.00%	—	0.00%
NYM RBOB GAS Settling 3/1/2011 (Number of Contracts: 1,657)	—	0.00%	8,054,361	11.81%	—	0.00%	—	0.00%
Crude Oil, Light Settling 4/1/2011 (Number of Contracts: 3,715)	—	0.00%	13,283,070	19.47%	—	0.00%	—	0.00%
Crude Oil, Light Settling 5/1/2011 (Number of Contracts: 2,000)	—	0.00%	5,076,440	7.44%	—	0.00%	—	0.00%
Crude Oil, Light Settling 12/1/2012 (Number of Contracts: 4,149)	—	0.00%	16,786,090	24.61%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	10,330	0.13%	14,148	0.02%	—	0.00%	50,320	0.86%
Various interest rates futures contracts (US)	—	0.00%	(19,102)	-0.03%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	775	0.01%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	7,479	0.09%	—	0.00%	—	0.00%	16,887	0.29%
Various interest rates futures contracts (Far East)	788	0.01%	—	0.00%	—	0.00%	12,220	0.21%
Various precious metals futures contracts (US)	53,135	0.65%	635,034	0.93%	—	0.00%	53,860	0.92%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	94,793	1.15%	9,573,232	14.03%	—	0.00%	463,755	7.90%
Coffee @ CSCE Settling 9/1/2011 (Number of Contracts: 549)	—	0.00%	3,813,713	5.59%	—	0.00%	—	0.00%
Sugar #11 Settling 5/1/2011 (Number of Contracts: 2,735)	—	0.00%	11,302,637	16.57%	—	0.00%	—	0.00%
Coffee @ CSCE Settling 3/1/2011 (Number of Contracts: 31)	—	0.00%	—	0.00%	—	0.00%	402,806	6.86%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	8,206	0.10%	55,237	0.08%	—	0.00%	13,284	0.23%
Various stock index futures contracts (Canada)	7,645	0.09%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(27,181)	-0.33%	27,570	0.04%	—	0.00%	25,130	0.43%
Various stock index futures contracts (Far East)	15,909	0.19%	(6,200)	-0.01%	—	0.00%	26,299	0.45%

Total Long Futures Contracts	$293,978	3.57%	$139,399,317	204.34%	$—	0.00%	$1,886,400	32.13%

OPTIONS PURCHASED *	$(22,321)	-0.27%	$1,930,952	2.83%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS*
Various base metals futures contracts (US)	$(3,738)	-0.05%	$(608,120)	-0.89%	$—	0.00%	$(268,243)	-4.57%
Copper @ COMEX Settling 3/1/2011 (Number of Contracts: 3,501)	—	0.00%	(45,828,675)	-67.18%	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	(4,482)	-0.05%	(1,930,122)	-2.83%	—	0.00%	(373,617)	-6.36%
Various currency futures contracts (US)	—	0.00%	(6,750)	-0.01%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	(6,675)	-0.01%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	(13,070)	-0.16%	(7,196,572)	-10.55%	—	0.00%	—	0.00%
Crude Oil, Light Settling 2/1/2011 (Number of Contracts: 7,297)	—	0.00%	(17,244,770)	-25.28%	—	0.00%	—	0.00%
Crude Oil, Light Settling 12/1/2011 (Number of Contracts: 4,955)	—	0.00%	(28,698,600)	-42.07%	—	0.00%	—	0.00%
NYM RBOB Gas Settling 2/1/2011 (number of Contracts: 3,239)	—	0.00%	(16,575,010)	-24.30%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	(8,273)	-0.10%	97,843	0.14%	—	0.00%	45,500	0.77%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	3,532	0.04%	—	0.00%	—	0.00%	(50,055)	-0.85%
Various interest rates futures contracts (Far East)	(16,762)	-0.20%	—	0.00%	—	0.00%	(21,799)	-0.37%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	(4,980)	-0.06%	(4,401,168)	-6.45%	—	0.00%	—	0.00%
Coffee @ CSCE Settling 3/1/2011 (Number of Contracts: 1,550)	—	0.00%	(13,679,100)	-20.05%	—	0.00%	—	0.00%
Sugar #11 Settling 3/1/2011 (Number of Contracts: 3,482)	—	0.00%	(20,198,035)	-29.61%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(1,601)	-0.03%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	14,963	0.25%
Various stock index futures contracts (Far East)	2,019	0.02%	—	0.00%	—	0.00%	(1,959)	-0.03%

Total Short Futures Contracts	$(45,754)	-0.56%	$(156,275,754)	-229.09%	$—	0.00%	$(656,811)	-11.19%

OPTIONS WRITTEN *	$(56,300)	-0.68%	$(662,392)	-0.99%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *	$368,067	4.48%	$—	0.00%	$—	0.00%	$301,461	5.13%

Total Open Trade Equity (Deficit)	$537,670	6.54%	$(15,607,877)	-22.91%	$—	0.00%	$1,531,050	32.97%

SWAPS (1)	$—	0.00%	$—	0.00%	$790,795	100.00%	$—	0.00%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedules of Investments

December 31, 2010

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company X, LLC		Company XI, LLC		Company XII, LLC		Company XIV, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS*
Various base metals futures contracts (US)	$—	0.00%	$—	0.00%	$—	0.00%	$200,702	0.83%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	1,527,816	6.35%
Various currency futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	66,750	0.28%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	38,587	0.16%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	14,395	0.06%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(3,703)	-0.02%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	68,813	0.29%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	7,240	0.03%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	44,753	0.19%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	20,539	0.09%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(61,968)	-0.27%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	(3,701)	-0.02%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$1,920,223	7.97%

OPTIONS PURCHASED *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS*
Various base metals futures contracts (US)	$—	0.00%	$—	0.00%	$—	0.00%	$(203,148)	-0.84%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(1,286,708)	-5.35%
Various currency futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(1,763)	-0.01%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(20,360)	-0.08%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	11,222	0.05%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	(5,295)	-0.02%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(20,045)	-0.08%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$(1,526,097)	-6.33%

OPTIONS WRITTEN *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$(70,281)	-0.29%

Total Open Trade Equity	$—	0.00%	$—	0.00%	$—	0.00%	$323,845	1.35%

SWAPS (1)	$11,407,905	100.00%	$26,242,246	100.00%	$10,956,756	100.00%	$—	0.00%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedules of Investments

December 31, 2010

	Frontier Trading Company XV, LLC
Description	Value	% of Net Asset Value
LONG FUTURES CONTRACTS*
Various base metals futures contracts (US)	$115,384	0.30%
Various base metals futures contracts (Europe)	6,583,934	16.92%
Copper @ LME Settling 3/16/2011 (Number of Contracts: 215)	6,234,313	16.02%
Various currency futures contracts (US)	92,175	0.24%
Various currency futures contracts (Europe)	—	0.00%
Various energy futures contracts (US)	—	0.00%
Various energy futures contracts (Europe)	—	0.00%
Various interest rates futures contracts (US)	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%
Various precious metals futures contracts (US)	—	0.00%
Various soft futures contracts (US)	416,851	1.07%
Various stock index futures contracts (US)	(3,240)	-0.01%
Various stock index futures contracts (Europe)	—	0.00%
Various stock index futures contracts (Far East)	(4,456)	-0.01%

Total Long Futures Contracts	$13,434,960	34.53%

OPTIONS PURCHASED *	$11,010,254	28.30%
Copper @ LME Settling 3/1/2011, Call @ 8,500 (Numer of Contracts: 133)	4,093,906	10.52%
Copper @ LME Settling 3/1/2011, Call @ 8,400 (Numer of Contracts: 131)	4,299,158	11.05%
Silver @ COMEX Settling 3/1/2011, Call @ 1,900 (Number of Contracts: 55)	3,285,425	8.44%
Silver @ COMEX Settling 3/1/2011, Call @ 1,975 (Number of Contracts: 55)	3,080,825	7.92%
Silver @ COMEX Settling 3/1/2011, Call @ 2,100 (Number of Contracts: 54)	2,690,550	6.92%

Total Options Purchased	$28,460,118	73.15%

SHORT FUTURES CONTRACTS*
Various base metals futures contracts (US)	$(1,647,734)	-4.24%
Copper @ Comex Settling 3/1/2011 (Number of Contracts: 265)	(4,448,411)	-11.43%
Various base metals futures contracts (Europe)	(6,083,161)	-15.64%
Copper @ LME Settling 3/16/2011 (Number of Contracts: 204)	(5,109,138)	-13.13%
Various currency futures contracts (US)	(30,525)	-0.08%
Various currency futures contracts (Europe)	227,308	0.58%
Various currency futures contracts (Far East)	—	0.00%
Various energy futures contracts (US)	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%
Various precious metals futures contracts (US)	(160,400)	-0.41%
Silver @ COMEX Settling 3/1/2011 (number of Contracts: 164)	(2,522,543)	-6.48%
Various soft futures contracts (US)	(318,020)	-0.82%
Various soft futures contracts (Europe)	—	0.00%
Various stock index futures contracts (US)	—	0.00%

Total Short Futures Contracts	$(20,092,624)	-51.65%

OPTIONS WRITTEN *	$(4,603,983)	-11.83%

CURRENCY FORWARDS *	$134,154	0.34%

Total Open Trade Equity	$17,332,625	44.54%

SWAPS (1)	$—	0.00%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Operations

For The Years Ended December 31, 2011, 2010 and 2009

	Frontier Trading Company I LLC			Frontier Trading Company II LLC			Frontier Trading Company III LLC
	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009
Investment Income:
Interest-net	$(60,089)	$(43,262)	$(28,283)	$13,749	$7,102	$11,757	$1,215	$1,636	$970

Total Income	(60,089)	(43,262)	(28,283)	13,749	7,102	11,757	1,215	1,636	970

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and currencies	61,056,128	23,493,386	8,715,485	21,444,191	26,434,521	(3,723,161)	(142,069)	290,954	(178,745)
Net realized gain/(loss) on swap contracts	6,689,123	—	—	—	—	—	(8,301,000)	—	—
Net change in open trade equity	(80,961,624)	5,505,198	905,718	(2,190,461)	5,967,280	(1,513,729)	(27,098)	54,017	2,983
Net unrealized gain/(loss) on option / swap contracts	(18,832,300)	8,790,927	(12,051,821)	—	—	—	6,331,232	675,809	(4,129,162)
Trading commissions	(3,722,719)	(3,146,590)	(1,297,644)	(132,566)	(221,457)	(139,754)	—	—	—

Net gain/(loss) on investments	(35,771,393)	34,642,921	(3,728,262)	19,121,164	32,180,344	(5,376,644)	(2,138,935)	1,020,780	(4,304,924)

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$(35,831,482)	$34,599,659	$(3,756,545)	$19,134,913	$32,187,446	$(5,364,887)	$(2,137,720)	$1,022,416	$(4,303,954)

	Frontier Trading Company V LLC			Frontier Trading Company VI LLC			Frontier Trading Company VII, LLC
	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009
Investment Income:
Interest-net	$5,304	$11,448	$5,825	$1,781	$9,062	$9,613	$68	$29,449	$3,666

Total Income	5,304	11,448	5,825	1,781	9,062	9,613	68	29,449	3,666

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and currencies	(9,654,886)	5,481,406	4,236,302	1,091,347	3,310,465	(210,732)	80,287,339	39,831,024	60,288,927
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—	—	—	—
Net change in open trade equity	11,205	616,949	921,760	(537,670)	1,304,905	(877,165)	(14,886,524)	4,988,429	(28,316,249)
Net unrealized gain/(loss) on option / swap contracts	—	—	—	—	—	—	—	—	—
Trading commissions	(621,086)	(613,637)	(442,130)	(6,105)	(137,762)	(76,084)	(2,029,377)	(4,896,288)	(3,052,293)

Net gain/(loss) on investments	(10,264,767)	5,484,718	4,715,932	547,572	4,477,608	(1,163,981)	63,371,439	39,923,165	28,920,385

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$(10,259,463)	$5,496,166	$4,721,757	$549,352	$4,486,670	$(1,154,368)	$63,371,507	$39,952,614	$28,924,051

	Frontier Trading Company VIII, LLC			Frontier Trading Company IX, LLC			Frontier Trading Company X, LLC (1)
	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009
Investment Income:
Interest-net	$(20)	$(380)	$853	$16,331	$16,310	$5,629	$—	$—	$—

Total Income	(20)	(380)	853	16,331	16,310	5,629	—	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and currencies	—	—	—	(1,718,447)	1,015,966	(1,054,979)	—	—	—
Net realized gain/(loss) on swap contracts	(49,660)	509,662	883,900	—	—	—	(5,602,827)	—	—
Net change in open trade equity	—	—	—	(1,086,304)	1,492,816	(165,186)	—	—	—
Net unrealized gain/(loss) on option / swap contracts	—	—	—	—	—	—	1,291,619	416,157	(1,707,778)
Trading commissions	—	—	—	(90,719)	(127,401)	(25,833)	—	—	—

Net gain/(loss) on investments	(49,660)	509,662	883,900	(2,895,470)	2,381,381	(1,245,998)	(4,311,208)	416,157	(1,707,778)

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$(49,680)	$509,282	$884,753	$(2,879,139)	$2,397,691	$(1,240,369)	$(4,311,208)	$416,157	$(1,707,778)

(1)	Trading Companies X, XI, XII, XIV and XV commenced operations in June 2009.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Operations

For The Years Ended December 31, 2011, 2010 and 2009

	Frontier Trading Company XI, LLC (1)			Frontier Trading Company XII, LLC (1)			Frontier Trading Company XIV, LLC (1)
	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009
Investment Income:
Interest-net	$—	$—	$—	$—	$—	$—	$(69,299)	$(20,254)	$(1,416)

Total Income	—	—	—	—	—	—	(69,299)	(20,254)	(1,416)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and currencies	—	—	—	—	—	—	13,274,058	(234,782)	2,920,905
Net realized gain/(loss) on swap contracts	2,070,346	—	—	(4,332,249)	—	—	—	—	—
Net change in open trade equity	—	—	—	—	—	—	(562,793)	2,822,669	(2,986,215)
Net unrealized gain/(loss) on swap contracts	(1,610,580)	3,474,611	(1,864,032)	1,317,993	929,503	(2,247,497)	—	—	—
Trading commissions	—	—	—	—	—	—	(685,193)	(320,752)	(33,595)

Net gain/(loss) on investments	459,765	3,474,611	(1,864,032)	(3,014,256)	929,503	(2,247,497)	12,026,072	2,267,135	(98,905)

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$459,765	$3,474,611	$(1,864,032)	$(3,014,256)	$929,503	$(2,247,497)	$11,956,773	$2,246,881	$(100,321)

	Frontier Trading Company XV, LLC (1)			Frontier Trading Company XVII, LLC (2)			Frontier Trading Company XVIII, LLC (2)
	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009
Investment Income:
Interest-net	$620	$(4,474)	$(1,089)	$—	$—	$—	$(335)	$—	$—

Total Income	620	(4,474)	(1,089)	—	—	—	(335)	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and currencies	(13,634,237)	3,641,985	14,119,248	—	—	—	(2,842,978)	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—	—	—	—
Net change in open trade equity	12,294,008	11,935,971	(14,596,420)	—	—	—	596,193	—	—
Net unrealized gain/(loss) on swap contracts	—	—	—	(368,228)	—	—	—	—	—
Trading commissions	(557,846)	(567,787)	(64,559)	—	—	—	(46,600)	—	—

Net gain/(loss) on investments	(1,898,075)	15,010,169	(541,731)	(368,228)	—	—	(2,293,386)	—	—

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$(1,897,455)	$15,005,695	$(542,820)	$(368,228)	$—	$—	$(2,293,721)	$—	$—

	Frontier Trading Company XXI, LLC (2)
	12/31/2011	12/31/2010	12/31/2009
Investment Income:
Interest-net	$(10,186)	$—	$—

Total Income	(10,186)	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures and currencies	(3,513,960)	—	—
Net realized gain/(loss) on swap contracts	—	—	—
Net change in open trade equity	792,372	—	—
Net unrealized gain/(loss) on swap contracts	—	—	—
Trading commissions	(68,034)	—	—

Net gain/(loss) on investments	(2,789,622)	—	—

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$(2,799,807)	$—	$—

(1)	Trading Companies X, XI, XII, XIV and XV commenced operations in June 2009.
()	Trading Companies XVII, XVIII and XXI commenced operations in July, October and March 2011, respectively.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2011, 2010 and 2009

	Frontier Trading	Frontier Trading	Frontier Trading
	Company I LLC	Company II LLC	Company III LLC
Members’ Equity, December 31, 2008	$104,857,900	$11,811,964	$9,805,858

Capital Contributed	27,700,000	31,050,000	—
Capital Distributed	(58,037,609)	(20,605,436)	—
Net Increase in Members’ Equity Resulting From Operations	(3,756,545)	(5,364,887)	(4,303,954)

Members’ Equity, December 31, 2009	$70,763,746	$16,891,641	$5,501,904

Capital Contributed	93,655,000	15,900,000	250,000
Capital Distributed	(90,720,916)	(45,300,000)	(400,000)
Net Increase in Members’ Equity Resulting From Operations	34,599,659	32,187,446	1,022,416

Members’ Equity, December 31, 2010	$108,297,489	$19,679,087	$6,374,320

Capital Contributed	167,775,000	9,800,000	2,064,017
Capital Distributed	(178,329,983)	(31,300,000)	(6,300,618)
Net Increase in Members’ Equity Resulting From Operations	(35,831,482)	19,134,913	(2,137,719)

Members’ Equity, December 31, 2011	$61,911,024	$17,314,000	$—

	Frontier Trading	Frontier Trading	Frontier Trading
	Company V LLC	Company VI LLC	Cmpany VII, LLC
Members’ Equity, December 31, 2008	$5,110,183	$6,381,232	$9,245,270

Capital Contributed	18,100,000	16,900,000	71,700,000
Capital Distributed	(14,111,460)	(10,092,381)	(86,606,099)
Net Increase in Members’ Equity Resulting From Operations	4,721,757	(1,154,368)	28,924,051

Members’ Equity, December 31, 2009	$13,820,480	$12,034,483	$23,263,222

Capital Contributed	7,700,000	6,200,000	92,000,000
Capital Distributed	(14,500,000)	(14,500,000)	(87,000,000)
Net Increase in Members’ Equity Resulting From Operations	5,496,166	4,486,670	39,952,614

Members’ Equity, December 31, 2010	$12,516,646	$8,221,153	$68,215,836

Capital Contributed	29,400,000	—	68,341,000
Capital Distributed	(10,800,000)	(8,770,505)	(178,041,000)
Net Increase in Members’ Equity Resulting From Operations	(10,259,463)	549,352	63,371,507

Members’ Equity, December 31, 2011	$20,858,183	$—	$21,887,343

	Frontier Trading	Frontier Trading	Frontier Trading
	Company VIII, LLC	Company IX, LLC	Company X, LLC (1)
Members’ Equity, December 31, 2008	$836,554	$1,998,134	$—

Capital Contributed	1,849,628	900,000	10,279,667
Capital Distributed	(2,986,165)	(484,146)	(21,250)
Net Increase in Members’ Equity Resulting From Operations	884,753	(1,240,369)	(1,707,778)

Members’ Equity, December 31, 2009	$584,770	$1,173,619	$8,550,639

Capital Contributed	1,194,774	5,400,000	2,500,000
Capital Distributed	(1,498,031)	(3,100,000)	(58,891)
Net Increase in Members’ Equity Resulting From Operations	509,282	2,397,691	416,157

Members’ Equity, December 31, 2010	$790,795	$5,871,310	$11,407,905

Capital Contributed	896,087	7,532,417	—
Capital Distributed	(1,637,202)	(5,312,417)	(7,096,697)
Net Increase in Members’ Equity Resulting From Operations	(49,680)	(2,879,139)	(4,311,208)

Members’ Equity, December 31, 2011	$—	$5,212,171	$—

(1)	Trading Companies X, XI, XII, XIV and XV commenced trading operations in June 2009.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2011, 2010 and 2009

	Frontier Trading	Frontier Trading	Frontier Trading
	Company XI, LLC (1)	Company XII, LLC (1)	Company XIV, LLC (1)
Members’ Equity, December 31, 2008	$—	$—	$—

Capital Contributed	18,060,709	12,500,000	9,321,648
Capital Distributed	(224,520)	(225,250)	—
Net Increase in Members’ Equity Resulting From Operations	(1,864,032)	(2,247,497)	(101,321)

Members’ Equity, December 31, 2009	$15,972,157	$10,027,253	$9,220,327

Capital Contributed	14,489,668	—	12,600,000
Capital Distributed	(7,694,190)	—	(3,707)
Net Increase in Members’ Equity Resulting From Operations	3,474,611	929,503	2,246,881

Members’ Equity, December 31, 2010	$26,242,246	$10,956,756	$24,063,501

Capital Contributed	124,293	10,123,315	59,500,000
Capital Distributed	(26,826,305)	(18,065,815)	(83,600,000)
Net Increase in Members’ Equity Resulting From Operations	459,765	(3,014,256)	11,956,773

Members’ Equity, December 31, 2011	$—	$—	$11,920,274

	Frontier Trading	Frontier Trading	Frontier Trading
	Company XV, LLC (1)	Company XVII, LLC (2)	Company XVIII, LLC (2)
Members’ Equity, December 31, 2008	$—	$—	$—

Capital Contributed	26,742,192	—	—
Capital Distributed	(2,400,000)	—	—
Net Increase in Members’ Equity Resulting From Operations	(542,820)	—	—

Members’ Equity, December 31, 2009	$23,799,372	$—	$—

Capital Contributed	100,000	—	—
Capital Distributed	—	—	—
Net Increase in Members’ Equity Resulting From Operations	15,005,695	—	—

Members’ Equity, December 31, 2010	$38,905,067	$—	$—

Capital Contributed	37,750,000	6,250,000	9,700,000
Capital Distributed	(59,000,000)	—	—
Net Increase in Members’ Equity Resulting From Operations	(1,897,455)	(368,228)	(2,293,721)

Members’ Equity, December 31, 2011	$15,757,612	$5,881,772	$7,406,279

Frontier Trading
Company XXI, LLC (2)
Members’ Equity, December 31, 2008	$—

Capital Contributed	—
Capital Distributed	—
Net Increase in Members’ Equity Resulting From Operations	—

Members’ Equity, December 31, 2009	$—

Capital Contributed	—
Capital Distributed	—
Net Increase in Members’ Equity Resulting From Operations	—

Members’ Equity, December 31, 2010	$—

Capital Contributed	11,500,000
Capital Distributed	(2,800,035)
Net Increase in Members’ Equity Resulting From Operations	(2,799,807)

Members’ Equity, December 31, 2011	$5,900,158

(1)	Trading Companies X, XI, XII, XIV and XV commenced trading operations in June 2009.
(2)	Trading Companies XVII, XVIII and XXI commenced trading operations in July, October and March 2011, respectively.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

	Frontier Trading			Frontier Trading			Frontier Trading
	Company I LLC			Company II LLC			Company III LLC
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$(35,831,482)	$34,599,659	$(3,756,545)	$19,134,913	$32,187,446	$(5,364,887)	$(2,137,720)	$1,022,416	$(4,303,954)
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	7,444,351	(24,146,125)	1,298,277	40,037	3,043,036	(6,710,543)	678,454	(188,973)	181,446
Decrease (increase) in open trade equity, at fair value	6,837,409	(4,596,691)	20,744,056	2,325,050	(5,830,482)	1,630,866	27,098	(7,634)	(6,654)
Net realized (gain) loss on swap contracts	(6,689,123)	—	—	—	—	—	8,301,000	—	—
(Purchases) of swap contracts	—	—	—	—	—	—	—	—	—
Sales of swap contracts	19,961,528	—	—	—	—	—	3,699,000	—	—
Net unrealized (gain) loss on option/swap contracts	18,832,300	(8,790,927)	12,051,821	—	—	—	(6,331,232)	(675,809)	4,129,162

Net cash provided by (used in) operating activities	10,554,983	(2,934,084)	30,337,609	21,500,000	29,400,000	(10,444,564)	4,236,600	150,000	—
Cash Flows from Financing Activities
Capital Contributed	167,775,000	93,655,000	27,700,000	9,800,000	15,900,000	31,050,000	2,064,017	250,000	—
Capital Distributed	(178,329,983)	(90,720,916)	(58,037,609)	(31,300,000)	(45,300,000)	(20,605,436)	(6,300,618)	(400,000)	—

Net cash provided by (used in) financing activities	(10,554,983)	2,934,084	(30,337,609)	(21,500,000)	(29,400,000)	10,444,564	(4,236,000)	(150,000)	—

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading			Frontier Trading			Frontier Trading
	Company V LLC			Company VI LLC			Company VII, LLC
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$10,259,463	$5,496,166	$4,721,757	$549,352	$4,486,670	$(1,154,368)	$63,371,507	$39,952,614	$28,924,051
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	(8,329,418)	1,920,783	(7,788,582)	7,683,483	5,118,235	(6,530,366)	36,001,692	(60,042,001)	(25,290,205)
Decrease (increase) in open trade equity, at fair value	(11,119)	(616,949)	(921,715)	537,670	(1,304,905)	877,115	10,326,801	15,089,387	11,272,253
Net realized (gain) loss on swap contracts	—	—	—	—	—	—	—	—	—
(Purchases) of swap contracts	—	—	—	—	—	—	—	—	—
Sales of swap contracts	—	—	—	—	—	—	—	—	—

Net cash provided by (used in) operating activities	18,600,000	6,800,000	(3,988,540)	8,770,505	8,300,000	(6,807,619)	109,701,000	(5,000,000)	14,906,099
Cash Flows from Financing Activities
Capital Contributed	29,400,000	7,700,000	18,100,000	—	6,200,000	16,900,000	68,341,000	92,000,000	71,700,000
Capital Distributed	(10,800,000)	(14,500,000)	(14,111,460)	(8,770,505)	(14,500,000)	(10,092,381)	(178,041,000)	(87,000,000)	(86,606,099)

Net cash provided by (used in) financing activities	18,600,000	(6,800,000)	3,988,540	(8,770,505)	(8,300,000)	6,807,619	109,700,000	5,000,000	(14,906,099)

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading			Frontier Trading			Frontier Trading
	Company VIII, LLC			Company IX, LLC			Company X, LLC (1)
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$(49,680)	$509,282	$884,753	$(2,879,139)	$2,397,691	$(1,240,369)	$(4,311,208)	$416,157	$(1,707,778)
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	—	—	—	(427,142)	(3,204,875)	659,330	—	—	—
Decrease (increase) in open trade equity, at fair value	—	—	—	1,086,281	(1,492,816)	165,185	—	—	—
Net realized (gain) loss on swap contracts	49,660	(509,662)	(883,900)	—	—	—	5,602,827	—	—
(Purchases) of swap contracts		(1,194,395)	(1,850,007)	—	—	—		(2,500,000)	(10,279,667)
Sales of swap contracts	741,135	1,498,032	2,985,691	—	—	—	7,096,697	58,891	21,250
Net unrealized (gain) loss on option/swap contracts	—	—	—	—	—	—	(1,291,619)	(416,157)	1,707,778

Net cash provided by (used in) operating activities	741,115	303,257	1,136,537	(2,220,000)	(2,300,000)	(415,854)	7,096,697	(2,441,109)	(10,258,417)
Cash Flows from Financing Activities
Capital Contributed	896,087	1,194,774	1,849,628	7,532,417	5,400,000	900,000	—	2,500,000	10,279,667
Capital Distributed	(1,637,202)	(1,498,031)	(2,986,165)	(5,312,417)	(3,100,000)	(484,146)	(7,096,697)	(58,891)	(21,250)

Net cash provided by (used in) financing activities	(741,115)	(303,257)	(1,136,537)	2,220,000	2,300,000	415,854	(7,096,697)	2,441,109	10,258,417

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

(1)	Trading Companies X, XI, XII, XIV and XV commenced trading operations in June 2009.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Cash Flows

December 31, 2011, 2010 and 2009

	Frontier Trading Company XI, LLC (1)			Frontier Trading Company XII, LLC (1)			Frontier Trading Company XIV, LLC (1)
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$459,765	$3,474,611	$(1,864,032)	$(3,014,256)	$929,503	$(2,247,497)	$11,956,773	$2,246,881	$(100,321)
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	—	—	—	—	—	—	11,580,433	(12,020,504)	(11,720,152)
Decrease (increase) in open trade equity, at fair value	—	—	—	—	—	—	562,794	(323,845)	—
Net realized (gain) loss on swap contracts	(2,070,346)	—	—	4,332,249	—	—	—	—	—
(Purchases) of swap contracts		(14,489,668)	(18,060,709)	—	—	(12,274,750)	—	—	—
Sales of swap contracts	26,702,011	7,694,190	224,520	7,942,500	—	—	—	—	—
Net unrealized (gain) loss on option/swap contracts	1,610,580	(3,474,611)	1,864,032	(1,317,993)	(929,503)	2,247,497	—	—	—
Increase (decrease) in CTA fees payable	—	—	—	—	—	—	—	(2,498,825)	2,498,825

Net cash provided by (used in) operating activities	26,702,011	(6,795,478)	(17,836,189)	7,942,500	—	(12,274,750)	24,100,000	(12,596,293)	(9,321,648)
Cash Flows from Financing Activities
Capital Contributed	124,293	14,489,668	18,060,709	10,123,315	—	12,500,000	59,500,000	12,600,000	9,321,648

Capital Distributed	(26,826,305)	(7,694,190)	(224,520)	(18,065,815)	—	(225,250)	(83,600,000)	(3,707)	—

Net cash provided by (used in) financing activities	(26,702,011)	6,795,478	17,836,189	(7,942,500)	—	12,274,750	(24,100,000)	12,596,293	9,321,648

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading Company XV, LLC (1)			Frontier Trading Company XVII, LLC (2)			Frontier Trading Company XVIII, LLC (2)
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$(1,897,455)	$15,005,695	$(542,820)	$(368,228)	$—	$—	$(2,293,721)	$—	$—
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by operating activities:
Decrease (increase) in receivable from commodities future merchant	14,939,452	(9,147,153)	(12,425,289)	—	—	—	(6,810,086)	—	—
Decrease (increase) in open trade equity	8,208,003	(5,958,542)	(11,374,083)	—	—	—	(596,193)	—	—
(Purchases) of swap contracts	—	—	—	(6,250,000)	—	—	—	—	—
Sales of swap contracts	—	—	—	—	—	—	—	—	—
Net unrealized (gain) loss on option/swap contracts	—	—	—	368,228	—	—	—	—	—

Net cash provided by (used in) operating activities	21,250,000	(100,000)	(24,342,192)	(6,250,000)	—	—	(9,700,000)	—	—
Cash Flows from Financing Activities
Capital Contributed	37,750,000	100,000	26,742,192	6,250,000	—	—	9,700,000	—	—
Capital Distributed	(59,000,000)	—	(2,400,000)	—	—	—	—	—	—

Net cash provided by (used in) financing activities	(21,250,000)	100,000	24,342,192	6,250,000	—	—	9,700,000	—	—

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading
	Company XXI, LLC (2)
	2011	2010	2009
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$(2,799,807)	$—	$—
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by operating activities:
Decrease (increase) in receivable from commodities future merchant	(5,107,786)	—	—
Decrease (increase) in open trade equity	(792,372)	—	—
Net unrealized (gain) loss on option/swap contracts	—	—	—

Net cash provided by (used in) operating activities	(8,699,965)	—	—
Cash Flows from Financing Activities
Capital Contributed	11,500,000	—	—
Capital Distributed	(2,800,035)	—	—

Net cash provided by (used in) financing activities	8,699,965	—	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

(1)	Trading Companies X, XI, XII, XIV and XV commenced trading operations in June 2009.
(2)	Trading Companies XVII, XVIII and XXI commenced trading operations in July, October and March 2011, respectively.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Notes to Financial Statements

1. Organization and Purpose

These financial statements and related notes pertain to the following companies: Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company III LLC, Frontier Trading Company V LLC, Frontier Trading Company VI LLC, Frontier Trading Company VII, LLC, Frontier Trading Company VIII, LLC, Frontier Trading Company IX, LLC, Frontier Trading Company X, LLC, Frontier Trading Company XI, LLC, Frontier Trading Company XII, LLC, Frontier Trading Company XIV, LLC, Frontier Trading Company XV, LLC, Frontier Trading Company XVII, LLC, Frontier Trading Company XVIII, LLC, and Frontier Trading Company XXI, LLC (the “Trading Companies”).

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

Basis of Presentation—The Trading Companies follow Generally Accepted Accounting Principles (“GAAP”), as established by the Financial Accounting Standards Board (the “FASB”), to ensure consistent reporting of financial condition, schedules of investments, results of operations, changes in capital and cash flows.

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

Income Taxes—The Trading Companies apply the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trading Companies’ financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trading Company level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Management has concluded there is no tax expense, interest or penalties to be recorded by the Trading Companies for the periods ended December 31, 2011 and December 31, 2010. The 2008 through 2011 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Fees and Expenses—The Trading Companies incur no expenses other than trading commissions resulting from normal trading activity. All operating expenses such as legal, accounting, etc. are paid for, without reimbursement, by Equinox Fund Management, LLC, the managing owner of the Trust.

Recently Adopted Accounting Pronouncements—In January 2010, FASB issued Accounting Standards update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. As this update is disclosure related, adoption of ASU 2010-06 on January 1, 2011 did not have a material impact on the Trading Company’s statements of financial condition, results of operations or cash flows.

Recently Issued Accounting Pronouncements—In May 2011, the FASB issued ASU No. 2011-04 which provides guidance pertaining to fair value measurement that included a common definition of fair value and information to assist reporting entities to measure and disclose fair value with regards to U.S. GAAP and International Financial Reporting Standards (“IFRS”) convergence issues. This guidance becomes effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. We are currently evaluating the impact that this accounting guidance may have on the Trading Company’s statements of financial condition, results of operations or cash flows.

In November of 2011, FASB issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January, 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Our effective date is January 1, 2013. The adoption of this guidance is not expected to have a material impact on the financial positions or results of operations.

Reclassification—Certain amounts in the 2010 and 2009 financial statements have been reclassified to conform with the 2010 presentation. None of the reclasses had an impact on the NAV of the Trading Companies.

Subsequent Events—The Trading Companies follow the provisions of FASB ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Refer to Note 9.

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

The following table summarizes the instruments that comprise the Trading Companies financial asset portfolio measured at fair value on a recurring basis as of December 31, 2011 and 2010, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Trading Company I LLC
Open Trade Equity	$(260,922)	$556,630	$—	$295,708
Written Options	—	(444,255)	—	(444,255)
Swap Contracts	—	—	17,706,757	17,706,757
Frontier Trading Company II LLC
Open Trade Equity	$4,038,448	$4,360	$—	$4,042,808
Written Options	—	(9,873)	—	(9,873)
Frontier Trading Company V LLC
Open Trade Equity	$1,438,257	$—	$—	$1,438,257
Frontier Trading Company VII, LLC
Open Trade Equity	$(25,934,678)	$—	$—	$(25,934,677)
Frontier Trading Company IX, LLC
Open Trade Equity	$444,769	$—	$—	$444,769
Frontier Trading Company XIV, LLC
Open Trade Equity	$(238,948)	$—	$—	$(238,948)
Frontier Trading Company XV, LLC
Open Trade Equity	$634,671	$11,372,149	$—	$12,006,820
Written Options	—	(2,882,198)	—	(2,882,198)
Frontier Trading Company XVII, LLC
Swap Contracts	$—	$—	$5,881,772	$5,881,772
Frontier Trading Company XVIII, LLC
Open Trade Equity	$596,193	$—	$—	$596,193
Frontier Trading Company XXI, LLC
Open Trade Equity	$792,372	$—	$—	$792,372

December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Trading Company I LLC
Open Trade Equity	$6,100,175	$716,700	$—	$6,816,875
Written Options	—	(128,013)	—	(128,013)
Swap Contracts	—	—	49,811,462	49,811,462
Frontier Trading Company II LLC
Open Trade Equity	6,363,791	6,319	—	6,370,110
Written Options	—	(12,125)	—	(12,125)
Frontier Trading Company III LLC
Open Trade Equity	28,390	—	—	28,390
Written Options	—	(1,292)	—	(1,292)
Swap Contracts	—	—	5,668,768	5,668,768
Frontier Trading Company V LLC
Open Trade Equity	1,427,138			1,427,138
Frontier Trading Company VI LLC
Open Trade Equity	616,291	(22,321)	—	593,970
Written Options	—	(56,300)	—	(56,300)
Frontier Trading Company VII, LLC
Open Trade Equity	(16,876,380)	1,930,895	—	(14,945,485)
Written Options	—	(662,392)	—	(662,392)
Frontier Trading Company VIII, LLC
Swap Contracts	—	—	790,795	790,795
Frontier Trading Company IX, LLC
Open Trade Equity	1,531,050	—	—	1,531,050
Frontier Trading Company X, LLC
Swap Contracts	—	—	11,407,905	11,407,905
Frontier Trading Company XI, LLC
Swap Contracts	—	—	26,242,246	26,242,246
Frontier Trading Company XII, LLC
Swap Contracts	—	—	10,956,756	10,956,756
Frontier Trading Company XIII, LLC
Open Trade Equity	—	—	—	—
Frontier Trading Company XIV, LLC
Open Trade Equity	323,845	—	—	323,845
Frontier Trading Company XV, LLC
Open Trade Equity	(6,523,511)	28,460,119	—	21,936,608
Written Options	—	(4,603,983)	—	(4,603,983)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap Contract asset gains and losses (realized/unrealized) included in earnings are classified in “net realized and unrealized gain/(loss) on investments—net realized and unrealized gain/(loss) on swap contracts” on the statements of operations. During the year ended December 31, 2011 and 2010, all identified level three assets are components of the Frontier Trading Company I, Frontier Trading Company III, Frontier Trading Company VIII, Frontier Trading Company X, Frontier Trading Company XI and Frontier Trading Company XII.

2011:

Swap Contracts	Frontier Trading Company I LLC For The Year Ending December 31, 2011	Frontier Trading Company XVII, LLC For The Year Ending December 31, 2011
Balance of recurring Level 3 assets as of January 1, 2011	$49,811,462	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	6,689,123	36,540
Included in earnings-unrealized	(18,631,737)	(404,768)
Purchases, sales, issuances, and settlements, net	(20,162,091)	6,250,000
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2011	$17,706,757	$5,881,772

2010:

Swap Contracts	Frontier Trading Company I LLC For The Year Ending December 31, 2010	Frontier Trading Company III LLC For The Year Ending December 31, 2010	Frontier Trading Company VIII, LLC For The Year Ending December 31, 2010
Balance of recurring Level 3 assets as of January 1, 2010	$41,020,535	$4,992,959	$584,770
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	509,662
Included in earnings-unrealized	292,551	729,826	—
Purchases, sales, issuances, and settlements, net	8,498,376	(54,017)	(303,637)
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2010	$49,811,462	$5,668,768	$790,795

Swap Contracts	Frontier Trading Company X, LLC For The Year Ending December 31, 2010	Frontier Trading Company XI, LLC For The Year Ending December 31, 2010	Frontier Trading Company XII, LLC For The Year Ending December 31, 2010
Balance of recurring Level 3 assets as of January 1, 2010	$8,550,639	$15,972,157	$10,027,253
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	416,157	3,474,611	929,503
Included in other comprehensive income	—	—	—
Purchases, sales, issuances, and settlements, net	2,441,109	6,795,478	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2010	$11,407,905	$26,242,246	$10,956,756

The Trading Companies assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trading Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no significant transfers among levels 1, 2, and 3 during the year.

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

Each Trading Companies’ investment in swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. The Swaps serve to diversify the investment holdings of each Trading Company and to provide access to programs and advisors that would not be otherwise available to the Trading Companies, and are not used for hedging purposes.

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

The Trading Companies strategically invest assets in one or more swaps linked to certain underlying investments or indices, at the direction of management. The Trading Companies will not own any of the investments or indices referenced by any swap. In addition, the swap counterparty to the Trading Company is not a Trading Advisor to these Trading Companies.

The Trading Companies have invested in the following Swaps as of December 31, 2011.

	Option Basket Frontier Trading Company I, LLC	Option Basket Frontier Trading Company XVII, LLC
Counterparty	Company A	Company B
Notional Amount	$14,129,540	$23,551,287
Termination Date	11/6/2012	6/6/2014
Investee Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$6,689,123	$—

Unrealized Gain/(Loss)	$(18,832,300)	$(368,228)

Fair Value as of 12/31/2011	$17,706,757	$5,881,772

The Trading Companies have invested in the following Swaps as of December 31, 2010.

	Option Basket Frontier Trading Company X, LLC	Option Basket Frontier Trading Company XII, LLC	Option Basket Frontier Trading Company XI, LLC	Option Basket Frontier Trading Company I LLC
Counterparty	Company D	Company E	Company F	Company A
Notional Amount	$15,569,595	$27,048,602	$26,242,246	$68,460,196
Termination Date	6/6/2014	6/6/2014	6/6/2014	11/6/2012
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Unrealized Gain/(Loss)	$416,156	$929,503	$3,474,611	$8,790,927

Fair Value as of 12/31/2010	$11,407,905	$10,956,756	$26,242,246	$49,811,462

	Option Basket Frontier Trading Company III, LLC	Reuters/Jefferies CRB Index Frontier Trading Company VIII, LLC	Jefferies Commodity Performance Index Frontier Trading Company VIII, LLC
Counterparty	Company B	Company C	Company C
Notional Amount	$11,567,063	$2,040,000	$2,040,000
Termination Date	7/26/2013	2/28/2011	2/28/2011
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$190,556	$319,106

Unrealized Gain/(Loss)	$675,809	$0	$0

Fair Value as of 12/31/2010	$5,668,768	$415,648	$375,148

5. Financial Highlights

The following information presents the financial highlights of the Trading Companies for the years ended December 31, 2011, 2010 and 2009.

	Frontier Trading			Frontier Trading			Frontier Trading
	Company I LLC (2)			Company II LLC (2)			Company III LLC (2)
	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009
Net Investment Gain	-0.07%	-0.02%	-0.03%	0.07%	0.04%	0.10%	0.04%	0.02%	0.01%
Total Return	-43.09%	30.19%	-6.36%	78.95%	239.96%	-73.23%	-31.25%	18.00%	-43.89%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company V LLC (2)			Company VI LLC (2)			Company VII, LLC (2)
	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009
Net Investment Gain	0.04%	0.08%	0.06%	0.14%	1.00%	0.14%	0.00%	0.02%	-0.02%
Total Return	-81.56%	19.76%	24.08%	12.56%	35.91%	-16.71%	183.54%	131.49%	408.19%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company VIII, LLC (2)			Company IX, LLC (2)			Company X, LLC (1), (2)
	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009
Net Investment Gain	-0.01%	0.19%	0.15%	0.28%	0.19%	0.35%	0.00%	0.00%	0.00%
Total Return	-89.74%	95.01%	327.66%	-63.08%	12.60%	-58.00%	-46.12%	2.43%	-33.17%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XI, LLC (1), (2)			Company XII, LLC (1), (2)			Company XIV, LLC (1), (2)
	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009
Net Investment Gain	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	-0.32%	-0.14%	-0.08%
Total Return	1.75%	12.93%	-24.56%	-27.51%	9.27%	-31.23%	8.85%	-15.32%	-6.50%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XV, LLC (1), (2)			Company XVII, LLC (2) (3)			Company XVIII, LLC (2) (3)
	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009
Net Investment Gain	0.00%	-0.01%	-0.03%	0.00%	n/a	n/a	-0.02%	n/a	n/a
Total Return	33.21%	62.82%	-13.34%	-5.89%	n/a	n/a	-32.58%	n/a	n/a

	Frontier Trading
	Company XXI, LLC (2) (3)
	12/31/2011	12/31/2010	12/31/2009
Net Investment Gain	-0.23%	n/a	n/a
Total Return	-42.12%	n/a	n/a

(1)	Trading Companies X, XI, XII, XIV and XV commenced trading operations in June 2009.
(2)	Ratio of net investment gain to average members’ equity, annualized. Net investment gain is “Interest-net”, only, as there are no expenses included with the Trading Companies.
(3)	Trading Companies XVII, XVIII and XXI commenced trading operations in July, October and March 2011, respectively.

6. Derivative Instruments and Hedging Activities

The Trading Companies’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trading Companies do not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trading Companies’ derivatives by instrument types as of December 31, 2011 and 2010 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trading Companies’ positions in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For The Year Ended December 31, 2011

Monthly average contracts:	Bought	Sold
Frontier Trading Company I LLC	23,080	27,586
Frontier Trading Company II LLC	11,812	13,315
Frontier Trading Company III LLC	990	12,840
Frontier Trading Company V LLC	13,735	10,528
Frontier Trading Company VII, LLC	64,453	60,410
Frontier Trading Company IX, LLC	18,510	23,611
Frontier Trading Company XIV, LLC	15,486	19,780
Frontier Trading Company XV, LLC	15,452	19,220
Frontier Trading Company XVIII, LLC	31,110	33,620
Frontier Trading Company XXI, LLC	44	14

For The Year Ended December 31, 2010

Monthly average contracts:	Bought	Sold
Frontier Trading Company I LLC	21,823	22,763
Frontier Trading Company II LLC	10,303	8,108
Frontier Trading Company III LLC	1,500	15,000
Frontier Trading Company V LLC	10,548	2,270
Frontier Trading Company VI LLC	14,702	13,976
Frontier Trading Company VII, LLC	58,233	43,465
Frontier Trading Company IX, LLC	11,958	12,582
Frontier Trading Company XIV, LLC	15,969	16,405
Frontier Trading Company XV, LLC	15,937	15,859

The following tables summarize the trading revenues for the years ended December 31, 2011, 2010 and 2009, approximately by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2011 (2)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company III LLC	Frontier Trading Company V LLC
Metals	$(2,270,390)	$4,435,105	$—	$1,183,539
Currencies	44,028,692	4,867,863	(142,069)	(3,657,845)
Energies	(1,736,606)	5,462,294	—	(1,816,066)
Agriculturals	(7,153,482)	2,782,578	—	(649,094)
Interest rates	24,250,819	3,347,851	—	267,832
Stock indices	3,937,098	548,500	—	(4,983,252)

Realized trading income/(loss)(2)	$61,056,131	$21,444,191	$(142,069)	$(9,654,886)

Type of contract	Frontier Trading Company VI LLC	Frontier Trading Company VII, LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIV, LLC
Metals	$179,921	$18,975,003	$(233,668)	$(821,080)
Currencies	(66,738)	711,906	(2,437,287)	(5,562,322)
Energies	315,168	37,449,900	(594,882)	518,390
Agriculturals	370,166	20,969,699	497,822	(2,100,179)
Interest rates	(88,900)	1,473,698	2,174,958	(2,565,463)
Stock indices	412,236	707,133	(1,125,390)	23,804,712

Realized trading income/(loss)(2)	$1,121,853	$80,287,339	$(1,718,447)	$13,274,058

Type of contract	Frontier Trading Company XV, LLC	Frontier Trading Company XVIII, LLC (3)	Frontier Trading Company XXI, LLC (4)
Metals	$(9,001,350)	$(823,103)	$(11,149)
Currencies	(1,344,598)	(93,572)	(1,465,976)
Energies	(2,254,523)	(396,663)	(1,134,274)
Agriculturals	1,418,651	(1,025,777)	(1,229,172)
Interest rates	(1,014,199)	(48,360)	1,121,985
Stock indices	(1,438,218)	(455,503)	(795,382)

Realized trading income/(loss)(2)	$(13,634,237)	$(2,842,978)	$(3,513,968)

Unrealized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2011 (1)

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
Type of contract	Company I LLC	Company II LLC	Company III LLC	Company V LLC
Metals	$(10,273,731)	$(4,201,484)	$—	$(233,946)
Currencies	(44,048,926)	2,882,661	(27,098)	77,124
Energies	(2,185,091)	(1,208,319)	—	302,829
Agriculturals	(4,320,827)	(2,048,480)	—	(1,325,915)
Interest rates	(7,491,321)	1,330,714	—	723,544
Stock indices	(12,787,873)	1,054,447	—	467,568

Unrealized trading income/(loss)(1)	$(81,107,769)	$(2,190,461)	$(27,098)	$11,204

Type of contract	Frontier Trading Company VI LLC	Frontier Trading Company VII, LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIV, LLC
Metals	$(40,954)	$(11,439,472)	$(512,090)	$(1,373,977)
Currencies	(539,672)	(35,834)	419,982	(684,637)
Energies	(28,579)	4,399,950	(186,397)	586,823
Agriculturals	(69,240)	(7,454,852)	(958,808)	588,490
Interest rates	2,236	(642,498)	298,931	683,742
Stock indices	138,539	286,181	(147,899)	(363,234)

Unrealized trading income/(loss)(1)	$(537,670)	$(14,886,525)	$(1,086,281)	$(562,793)

	Frontier Trading	Frontier Trading	Frontier Trading
Type of contract	Company XV, LLC	Company XVIII, LLC (3)	Company XXI, LLC (4)
Metals	$19,006,684	$(53,255)	$17,541
Currencies	2,020,971	63,271	439,872
Energies	(1,101,151)	(69,347)	101,217
Agriculturals	(2,927,624)	(43,403)	(204,311)
Interest rates	(3,413,034)	651,462	(893,143)
Stock indices	(1,291,838)	47,465	1,331,196

Unrealized trading income/(loss)(1)	$12,294,008	$596,193	$792,372

(1)	In the Statements of Operations under net change in open trade equity (deficit), at fair value.
(2)	In the Statements of Operations under Net realized gain/(loss) on futures, forwards and options.
(3)	Frontier Trading Company XVIII, LLC commenced operations in October 2011.
(4)	Frontier Trading Company XXI, LLC commenced operations in March 2011.

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

	Frontier Trading	Frontier Trading	Frontier Trading	Frontier Trading
Type of contract	Company I LLC	Company II LLC	Company III LLC	Company V LLC
Metals	$301,912	$744,333	$—	$(2,364,922)
Currencies	2,424,817	645,472	54,015	8,948,879
Energies	3,386,563	889,357	—	(1,159,361)
Agriculturals	3,412,782	2,641,055	—	(1,491,247)
Interest rates	3,103,488	(706,213)	—	(1,541,855)
Stock indices	1,374,012	1,753,276	—	(1,774,544)

Unrealized trading income/(loss)(1)	$14,003,574	$5,967,280	$54,015	$616,950

Type of contract	Frontier Trading Company VI LLC	Frontier Trading Company VII, LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIV, LLC
Metals	$5,210	$256,571	$(148,416)	$59,801
Currencies	(736,347)	(225,639)	1,693,130	(39,060)
Energies	757,738	27,567,517	73,155	204,825
Agriculturals	478,475	(22,437,145)	323,105	1,956,523
Interest rates	148,180	(2,612)	(334,538)	(564,098)
Stock indices	651,649	(170,263)	(113,620)	1,204,678

Unrealized trading income/(loss)(1)	$1,304,905	$4,988,429	$1,492,816	$2,822,669

Type of contract	Frontier Trading Company XV, LLC
Metals	$6,826,650
Currencies	2,548,379
Energies	—
Agriculturals	392,571
Interest rates	2,077,645
Stock indices	90,726

Unrealized trading income/(loss)(1)	$11,935,971

(1)	In the Statements of Operations under net change in open trade equity (deficit), at fair value.
(2)	In the Statements of Operations under Net realized gain/(loss) on futures, forwards and options.

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

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company III LLC	Frontier Trading Company V LLC
Metals	$1,800,573	$1,956,286	$—	$648,562
Currencies	(555,213)	(1,242,233)	2,985	392,073
Energies	2,526,944	(1,974,744)	—	(3,175,210)
Agriculturals	1,886,477	(1,587,841)	—	(1,596,996)
Interest rates	252,323	1,853,851	—	(4,372,516)
Stock indices	(5,006,125)	(519,048)	—	9,025,847

Unrealized trading income/(loss)(1)	$904,979	$(1,513,729)	$2,985	$921,760

Type of contract	Frontier Trading Company VI LLC	Frontier Trading Company VII, LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIII, LLC
Metals	$551,242	$(15,338,074)	$(361,205)	$1,058,999
Currencies	(956,054)	(141,604)	(148,544)	33,463
Energies	4,730	1,796,390	(187,104)	304,177
Agriculturals	(889,051)	(15,751,965)	(129,226)	(720,468)
Interest rates	3,115,915	440,666	712,669	(481,812)
Stock indices	(2,703,947)	678,338	(51,776)	500,869

Unrealized trading income/(loss)(1)	$(877,165)	$(28,316,249)	$(165,186)	$695,228

Type of contract	Frontier Trading Company XIV, LLC	Frontier Trading Company XV, LLC
Metals	$2,005,875	$26,324,601
Currencies	237,027	(3,668,493)
Energies	(3,960,994)	(2,228,338)
Agriculturals	2,757,764	(5,607,090)
Interest rates	(4,088,349)	244,110
Stock indices	62,462	(468,370)

Unrealized trading income/(loss)(1)	$(2,986,215)	$14,596,420

(1)	In the Statements of Operations under net change in open trade equity (deficit), at fair value
(2)	In the Statements of Operations under Net realized gain/(loss) on futures, forwards and options.

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

9. Subsequent Events

The Trading Companies evaluated subsequent events through the date of the financial statements were available to be issued and not identify any events or transactions that would require recognition or disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Frontier Fund
(Registrant)

Date: March 30, 2012	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 30, 2012
Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Brent Bales	March 30, 2012
Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Richard E. Bornhoft	March 30, 2012
Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	David P. DeMuth	March 30, 2012
David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Balanced Series,
a Series of The Frontier Fund (Registrant)

Date: March 30, 2012	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 30, 2012
Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Brent Bales	March 30, 2012
Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Richard E. Bornhoft	March 30, 2012
Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	David P. DeMuth	March 30, 2012
David P. DeMuth, Member of the Executive Committee of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

Winton/Graham Series,
a Series of The Frontier Fund (Registrant)

Date: March 30, 2012	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 30, 2012
Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Brent Bales	March 30, 2012
Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Richard E. Bornhoft	March 30, 2012
Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	David P. DeMuth	March 30, 2012
David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton Series,
a Series of The Frontier Fund (Registrant)

Date: March 30, 2012	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 30, 2012
Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Brent Bales	March 30, 2012
Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Richard E. Bornhoft	March 30, 2012
Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	David P. DeMuth	March 30, 2012
David P. DeMuth, Member of the Executive Committee of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 30, 2012
Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Brent Bales	March 30, 2012
Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Richard E. Bornhoft	March 30, 2012
Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	David P. DeMuth	March 30, 2012
David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tiverton/Graham/Transtrend Series,
a Series of The Frontier Fund (Registrant)

Date: March 30, 2012	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 30, 2012
Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Brent Bales	March 30, 2012
Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Richard E. Bornhoft	March 30, 2012
Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	David P. DeMuth	March 30, 2012
David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Currency Series,
a Series of The Frontier Fund (Registrant)

Date: March 30, 2012	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 30, 2012
Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Brent Bales	March 30, 2012
Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Richard E. Bornhoft	March 30, 2012
Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	David P. DeMuth	March 30, 2012
David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long Only Commodity Series,
a Series of The Frontier Fund (Registrant)

Date: March 30, 2012	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 30, 2012
Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Brent Bales	March 30, 2012
Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Richard E. Bornhoft	March 30, 2012
Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	David P. DeMuth	March 30, 2012
David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Series,
a Series of The Frontier Fund (Registrant)

Date: March 30, 2012	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 30, 2012
Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Brent Bales	March 30, 2012
Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Richard E. Bornhoft	March 30, 2012
Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	David P. DeMuth	March 30, 2012
David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Index Series,
a Series of The Frontier Fund (Registrant)

Date: March 30, 2012	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 30, 2012
Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Brent Bales	March 30, 2012
Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Richard E. Bornhoft	March 30, 2012
Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	David P. DeMuth	March 30, 2012
David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Series,
a Series of The Frontier Fund (Registrant)

Date: March 30, 2012	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 30, 2012
Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Brent Bales	March 30, 2012
Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Richard E. Bornhoft	March 30, 2012
Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	David P. DeMuth	March 30, 2012
David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Dynamic Series,
a Series of The Frontier Fund (Registrant)

Date: March 30, 2012	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 30, 2012
Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Brent Bales	March 30, 2012
Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Richard E. Bornhoft	March 30, 2012
Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	David P. DeMuth	March 30, 2012
David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Series,
a Series of The Frontier Fund (Registrant)

Date: March 30, 2012	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 30, 2012
Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Brent Bales	March 30, 2012
Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Richard E. Bornhoft	March 30, 2012
Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	David P. DeMuth	March 30, 2012
David P. DeMuth, Member of the Executive Committee of The Frontier Fund