Form 10-K/A
period 2011-12-31
FRONTIER FUND; BALANCED SERIES, a series of The Frontier Fund; WINTON/GRAHAM SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; TIVERTON/GRAHAM/TRANSTREND SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; LONG ONLY COMMODITY SERIES, a series of The Frontier Fund; FRONTIER LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; MANAGED FUTURES INDEX SERIES, a series of The Frontier Fund; FRONTIER DIVERSIFIED SERIES, a series of The Frontier Fund
filed 2012-04-09
CIK 1261379, 1389122, 1389123, 1389124, 1389125, 1389126, 1389127, 1389128, 1389129, 1450720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Explanatory Note

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”) of The Frontier Fund, as filed with the Securities and Exchange Commission on March 30, 2012, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language). Exhibit 101 was not furnished with the Form 10-K previously and no other changes have been made to the Form 10-K.

This Amendment No. 1 to the Form 10-K does not reflect events that may have occurred subsequent to the original filing date of the Form 10-K and does not modify or update in any way disclosures made in the Form 10-K as originally filed.

Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.2	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.10	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.11	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.12	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

101	The following financial information for The Frontier Fund formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (Income), (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Frontier Fund
(Registrant)

Date: April 9, 2012	By:	/s/ Robert J. Enck

Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/ Robert J. Enck	April 9, 2012

Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ Brent Bales	April 9, 2012

Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ Richard E. Bornhoft	April 9, 2012

Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ David P. DeMuth	April 9, 2012

David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Balanced Series,
a Series of The Frontier Fund (Registrant)

Date: April 9, 2012	By:	/s/ Robert J. Enck

Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/ Robert J. Enck	April 9, 2012

Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ Brent Bales	April 9, 2012

Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ Richard E. Bornhoft	April 9, 2012

Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ David P. DeMuth	April 9, 2012

David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

Winton/Graham Series,
a Series of The Frontier Fund (Registrant)

Date: April 9, 2012	By:	/s/ Robert J. Enck

Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/ Robert J. Enck	April 9, 2012

Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ Brent Bales	April 9, 2012

Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ Richard E. Bornhoft	April 9, 2012

Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ David P. DeMuth	April 9, 2012

David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton Series,
a Series of The Frontier Fund (Registrant)

Date: April 9, 2012	By:	/s/ Robert J. Enck

Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/ Robert J. Enck	April 9, 2012

Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ Brent Bales	April 9, 2012

Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ Richard E. Bornhoft	April 9, 2012

Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ David P. DeMuth	April 9, 2012

David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tiverton/Graham/Transtrend Series,
a Series of The Frontier Fund (Registrant)

Date: April 9, 2012	By:	/s/ Robert J. Enck

Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/ Robert J. Enck	April 9, 2012

Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ Brent Bales	April 9, 2012

Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ Richard E. Bornhoft	April 9, 2012

Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ David P. DeMuth	April 9, 2012

David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Currency Series,
a Series of The Frontier Fund (Registrant)

Date: April 9, 2012	By:	/s/ Robert J. Enck

Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/ Robert J. Enck	April 9, 2012

Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ Brent Bales	April 9, 2012

Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ Richard E. Bornhoft	April 9, 2012

Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ David P. DeMuth	April 9, 2012

David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Long Only Commodity Series,
a Series of The Frontier Fund (Registrant)

Date: April 9, 2012	By:	/s/ Robert J. Enck

Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/ Robert J. Enck	April 9, 2012

Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ Brent Bales	April 9, 2012

Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ Richard E. Bornhoft	April 9, 2012

Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ David P. DeMuth	April 9, 2012

David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Series,
a Series of The Frontier Fund (Registrant)

Date: April 9, 2012	By:	/s/ Robert J. Enck

Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/ Robert J. Enck	April 9, 2012

Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ Brent Bales	April 9, 2012

Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ Richard E. Bornhoft	April 9, 2012

Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ David P. DeMuth	April 9, 2012

David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Index Series,
a Series of The Frontier Fund (Registrant)

Date: April 9, 2012	By:	/s/ Robert J. Enck

Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/ Robert J. Enck	April 9, 2012

Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ Brent Bales	April 9, 2012

Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ Richard E. Bornhoft	April 9, 2012

Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ David P. DeMuth	April 9, 2012

David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Series,
a Series of The Frontier Fund (Registrant)

Date: April 9, 2012	By:	/s/ Robert J. Enck

Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/ Robert J. Enck	April 9, 2012

Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ Brent Bales	April 9, 2012

Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ Richard E. Bornhoft	April 9, 2012

Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ David P. DeMuth	April 9, 2012

David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Dynamic Series,
a Series of The Frontier Fund (Registrant)

Date: April 9, 2012	By:	/s/ Robert J. Enck

Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/ Robert J. Enck	April 9, 2012

Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ Brent Bales	April 9, 2012

Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ Richard E. Bornhoft	April 9, 2012

Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ David P. DeMuth	April 9, 2012

David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Series,
a Series of The Frontier Fund (Registrant)

Date: April 9, 2012	By:	/s/ Robert J. Enck

Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/ Robert J. Enck	April 9, 2012

Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ Brent Bales	April 9, 2012

Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ Richard E. Bornhoft	April 9, 2012

Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/ David P. DeMuth	April 9, 2012

David P. DeMuth, Member of the Executive Committee of The Frontier Fund