Form 10-Q
period 2012-03-31
FRONTIER FUND; BALANCED SERIES, a series of The Frontier Fund; WINTON/GRAHAM SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; TIVERTON/GRAHAM/TRANSTREND SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; LONG ONLY COMMODITY SERIES, a series of The Frontier Fund; FRONTIER LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; MANAGED FUTURES INDEX SERIES, a series of The Frontier Fund; FRONTIER DIVERSIFIED SERIES, a series of The Frontier Fund
filed 2012-05-15
CIK 1261379, 1389122, 1389123, 1389124, 1389125, 1389126, 1389127, 1389128, 1389129, 1450720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51274

THE FRONTIER FUND

FRONTIER DIVERSIFIED SERIES; FRONTIER MASTERS SERIES;

FRONTIER LONG/SHORT COMMODITY SERIES;

BALANCED SERIES; TIVERTON/GRAHAM/TRANSTREND SERIES;

CURRENCY SERIES; WINTON SERIES; WINTON/GRAHAM SERIES;

FRONTIER DYNAMIC SERIES; LONG ONLY COMMODITY SERIES;

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

Frontier Masters Series Class 1, Class 2 and Class 3 Units;

Frontier Long/Short Commodity Series Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a Units;

Balanced Series Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a Units;

Tiverton/Graham/Transtrend Series Class 1, Class 2 and Class 3 Units;

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF MARCH 31, 2012, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Series of the Frontier Fund

Statements of Financial Condition

March 31, 2012 and December 31, 2011

	Frontier Diversified		Frontier Masters		Frontier Long/Short
	Series		Series		Commodity Series
	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/31/2011
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents	$208,430	$4,976,749	$713,343	$2,234,716	$217,575	$3,045,849
U.S. Treasury securities, at fair value	12,887,155	16,557,304	6,259,593	7,232,546	8,082,038	9,466,240
Custom time deposits	69,275,684	75,318,509	33,648,820	32,900,559	43,445,484	43,061,546
Receivable from futures commission merchants	—	—	5,928,797	5,107,749	21,873,657	47,822,021
Open trade equity, at fair value	—	—	466,891	792,372	2,286,023	—
Swap contracts, at fair value	—	131,004	—	57,225	—	74,898
Investments in unconsolidated trading companies, at fair value	43,932,450	38,240,171	9,177,952	4,717,914	5,231,394	4,081,988
Prepaid service fees - Class 1	106,444	162,977	48,707	50,950	80,515	96,503
Interest receivable	60,361	228,877	29,319	99,978	37,855	130,855
Receivable from related parties	216,264	16,362	—	—	154,793	4,071
Other assets	11,167	10,129	6,436	6,162	9,637	9,592

Total Assets	$126,697,955	$135,642,082	$56,279,858	$53,200,171	$81,418,971	$107,793,563

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—	$—	$—	$—	$—	$25,934,678
Options written, at fair value	—	—	—	—	231,913	—
Pending owner additions	55,989	243,088	296,766	22,716	94,093	40,966
Owner redemptions payable	240,212	321,138	3,350	4,996	79,969	84,705
Incentive fees payable to Managing Owner	30,736	522,033	5,203	—	56,419	127,052
Management fees payable to Managing Owner	171,578	180,232	120,761	117,541	305,232	284,677
Interest payable to Managing Owner	49,750	53,915	23,216	23,408	30,669	30,614
Trading fees payable to Managing Owner	258,638	269,021	109,061	105,278	88,043	83,646
Trailing service fees payable to Managing Owner	82,113	76,877	45,100	41,911	15,594	22,920
Payables to related parties	50,000	—	108,265	56	—	—
Other liabilities	8,493	2,174	3,486	856	4,914	—

Total Liabilities	947,509	1,668,478	715,208	316,762	906,846	26,609,258

CAPITAL
Managing Owner Units - Class 1	26,187	27,334	27,761	27,569	—	—
Managing Owner Units - Class 1a	—	—	—	—	14,135	14,271
Managing Owner Units - Class 2	1,430,606	1,486,740	596,591	589,893	495,978	499,336
Managing Owner Units - Class 2a	—	—	—	—	281,260	282,740
Limited Owner Units - Class 1	68,045,766	72,397,572	34,995,171	34,062,567	1,449,541	4,159,047
Limited Owner Units - Class 1a	—	—	—	—	20,078,353	18,877,124
Limited Owner Units - Class 2	56,247,887	60,061,958	17,713,561	18,144,968	8,462,170	8,689,426
Limited Owner Units - Class 2a	—	—	—	—	11,220,111	10,628,724
Limited Owner Units - Class 3	—	—	—	—	27,652,652	27,810,058

Total Owners’ Capital	125,750,446	133,973,604	53,333,084	52,824,997	69,654,200	70,960,726

Non-Controlling Interests	—	—	2,231,566	58,412	10,857,925	10,223,579

Total Capital	125,750,446	133,973,604	55,564,650	52,883,409	80,512,125	81,184,305

Total Liabilities and Capital	$126,697,955	$135,642,082	$56,279,858	$53,200,171	$81,418,971	$107,793,563

Units Outstanding
Class 1	714,839	728,645	346,942	340,052	10,801	30,551
Class 1a	N/A	N/A	N/A	N/A	166,679	155,216
Class 2	576,579	592,037	172,698	178,710	55,682	56,731
Class 2a	N/A	N/A	N/A	N/A	90,872	85,760
Class 3	N/A	N/A	N/A	N/A	171,893	171,708
Net Asset Value per Unit
Class 1	$95.23	$99.40	$100.95	$100.25	$134.21	$136.13
Class 1a	N/A	N/A	N/A	N/A	$120.55	$121.71
Class 2	$100.04	$103.96	$106.02	$104.83	$160.88	$161.97
Class 2a	N/A	N/A	N/A	N/A	$126.57	$127.23
Class 3	N/A	N/A	N/A	N/A	$160.87	$161.96

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Financial Condition

March 31, 2012 and December 31, 2011

	Balanced Series		Tiverton/Graham/Transtrend Series (1)		Currency Series
	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/31/2011
	(Unaudited)		(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents	$852,821	$9,758,138	$194,842	$1,352,378	$17,513	$182,875
U.S. Treasury securities, at fair value	21,090,149	29,168,216	4,279,651	4,347,398	236,656	326,517
Custom time deposits	113,371,372	132,685,042	23,005,524	19,776,137	1,272,156	1,485,313
Receivable from futures commission merchants	93,698,529	74,736,294	—	—	—	—
Open trade equity, at fair value	12,254,991	13,104,541	—	—	—	—
Swap contracts, at fair value	24,282,681	23,819,312	—	34,397	—	2,583
Investments in unconsolidated trading companies, at fair value	20,977,069	18,255,809	9,129,543	8,234,047	2,219,131	2,352,121
Investment in Berkeley Quantitative Colorado Fund LLC, at fair value	—	—	—	6,270,844	—	—
Interest receivable	98,783	403,201	20,045	60,095	1,108	4,514
Receivable from related parties	500,436	—	—	—	—	—
Other assets	57,570	48,273	8,710	7,914	549	497

Total Assets	$287,184,401	$301,978,826	$36,638,315	$40,083,210	$3,747,113	$4,354,420

LIABILITIES & CAPITAL
LIABILITIES
Options written, at fair value	$2,212,417	$3,326,453	$—	$—	$—	$—
Pending owner additions	40,709	45,208	3,113	3,396	4,241	4,509
Owner redemptions payable	362,838	84,710	51,371	182,552	1,672	15,694
Incentive fees payable to Managing Owner	—	1,195,031	—	—	—	—
Management fees payable to Managing Owner	228,444	241,525	87,029	101,400	—	—
Interest payable to Managing Owner	367,519	397,864	63,302	68,021	4,442	5,681
Trading fees payable to Managing Owner	157,680	176,398	23,514	25,212	2,429	2,727
Trailing service fees payable to Managing Owner	400,112	435,380	80,660	87,016	5,365	6,285
Payables to related parties	2,900	2,408	47,558	268	135	52
Other liabilities	26,343	8,437	1,943	1,373	136	115

Total Liabilities	3,798,962	5,913,414	358,490	469,238	18,420	35,063

CAPITAL
Managing Owner Units - Class 2	3,230,815	3,351,608	7,813	7,878	2,468	2,563
Managing Owner Units - Class 2a	153,241	158,814	—	—	—	—
Limited Owner Units - Class 1	167,728,802	183,785,318	32,122,523	35,180,631	3,654,394	4,228,350
Limited Owner Units - Class 1a	480,341	2,536,559	—	—	—	—
Limited Owner Units - Class 2	55,237,206	60,020,959	4,149,489	4,425,463	71,831	88,444
Limited Owner Units - Class 2a	1,373,108	2,626,016	—	—	—	—
Limited Owner Units - Class 3a	4,136,098	2,952,802	—	—	—	—

Total Owners’ Capital	232,339,611	255,432,076	36,279,825	39,613,972	3,728,693	4,319,357

Non-Controlling Interests	51,045,828	40,633,336	—	—	—	—

Total Capital	283,385,439	296,065,412	36,279,825	39,613,972	3,728,693	4,319,357

Total Liabilities and Capital	$287,184,401	$301,978,826	$36,638,315	$40,083,210	$3,747,113	$4,354,420

Units Outstanding
Class 1	1,408,020	1,476,131	358,404	386,533	54,247	59,997
Class 1a	4,625	23,388	N/A	N/A	N/A	N/A
Class 2	391,256	408,793	37,482	39,641	881	1,039
Class 2a	12,325	21,697	N/A	N/A	N/A	N/A
Class 3a	33,395	23,005	N/A	N/A	N/A	N/A
Net Asset Value per Unit
Class 1	$119.12	$124.50	$89.63	$91.02	$67.37	$70.48
Class 1a	$103.87	$108.45	N/A	N/A	N/A	N/A
Class 2	$149.44	$155.02	$110.92	$111.84	$84.37	$87.61
Class 2a	$123.84	$128.35	N/A	N/A	N/A	N/A
Class 3a	$123.85	$128.36	N/A	N/A	N/A	N/A

(1)	Formerly the Berkeley/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Financial Condition

March 31, 2012 and December 31, 2011

	Winton Series		Winton/Graham Series
	3/31/2012 (Unaudited)	12/31/2011	3/31/2012 (Unaudited)	12/31/2011
ASSETS
Cash and cash equivalents	$161,765	$2,051,272	$113,819	$1,156,042
U.S. Treasury securities, at fair value	6,711,143	7,821,927	2,958,197	3,839,855
Custom time deposits	36,076,155	35,581,630	15,901,969	17,467,347
Swap Contracts, at fair value	—	61,888	—	30,381
Investments in unconsolidated trading companies, at fair value	5,458,137	4,731,916	9,152,173	8,473,424
Interest receivable	31,434	108,125	13,856	53,079
Other assets	9,285	6,890	7,981	6,520

Total Assets	$48,447,919	$50,363,648	$28,147,995	$31,026,648

LIABILITIES & CAPITAL

LIABILITIES
Pending owner additions	$18,463	$18,811	$5,605	$5,763
Owner redemptions payable	10,299	10,618	180,576	15,451
Management fees payable to Managing Owner	90,713	90,559	102,358	100,311
Interest payable to Managing Owner	82,785	84,494	48,855	52,268
Trading fees payable to Managing Owner	30,741	31,302	18,203	19,427
Trailing service fees payable	75,542	78,044	53,365	57,141
Payables to related parties	627	319	340	356
Other liabilities	2,542	1,377	1,501	2,244

Total Liabilities	311,712	315,524	410,803	252,961

CAPITAL
Managing Owner Units - Class 2	33,766	34,276	55,776	55,553
Limited Owner Units - Class 1	36,610,938	38,345,799	22,496,784	24,783,519
Limited Owner Units - Class 2	11,491,503	11,668,049	5,184,632	5,934,615

Total Owners’ Capital	48,136,207	50,048,124	27,737,192	30,773,687

Non-Controlling Interests	—	—	—	—

Total Capital	48,136,207	50,048,124	27,737,192	30,773,687

Total Liabilities and Capital	$48,447,919	$50,363,648	$28,147,995	$31,026,648

Units Outstanding
Class 1	265,304	271,704	215,549	236,649
Class 2	70,555	70,575	40,241	46,183
Net Asset Value per Unit
Class 1	$138.00	$141.13	$104.37	$104.73
Class 2	$163.35	$165.82	$130.23	$129.70

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments (Unaudited)

March 31, 2012

		Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
Description		Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)		$—	0.00%	$(40,589)	-0.07%	$(308,917)	-0.38%
Various base metals futures contracts (Europe)		—	0.00%	(13,540)	-0.02%	(1,244,983)	-1.55%
Various currency futures contracts (U.S.)		—	0.00%	(18,926)	-0.03%	(72,705)	-0.09%
Various currency futures contracts (Europe)		—	0.00%	3,450	0.01%	(42,656)	-0.05%
Various currency futures contracts (Far East)		—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)		—	0.00%	(43,941)	-0.08%	1,614,105	2.00%
Light Crude Oil Settling 9/1/13 (Number of Contracts: 1,002)		—	0.00%	—	0.00%	3,444,480	4.28%
Heating Oil Settling 9/1/12 (Number of Contracts: 383)		—	0.00%	—	0.00%	4,098,091	5.09%
Heating Oil Settling 12/1/12 (Number of Contracts: 386)		—	0.00%	—	0.00%	2,055,949	2.55%
NYM RBOB Gas Settling 7/1/12 (Number of Contracts: 370)		—	0.00%	—	0.00%	(1,857,719)	-2.31%
NYM RBOB Gas Settling 10/1/12 (Number of Contracts: 243)		—	0.00%	—	0.00%	1,980,426	2.46%
NYM RBOB Gas Settling 12/1/12 (Number of Contracts: 689)		—	0.00%	—	0.00%	4,767,845	5.92%
Various energy futures contracts (Europe)		—	0.00%	41,990	0.08%	673,810	0.84%
ICE Brent Crude Oil Settling 5/1/12 (Number of Contracts: 421)		—	0.00%	—	0.00%	(890,730)	-1.11%
ICE Brent Crude Oil Settling 6/1/12 (Number of Contracts: 89)		—	0.00%	—	0.00%	1,377,720	1.71%
ICE Brent Crude Oil Settling 9/1/12 (Number of Contracts: 476)		—	0.00%	—	0.00%	3,059,200	3.80%
ICE Brent Crude Oil Settling 6/1/13 (Number of Contracts: 152)		—	0.00%	—	0.00%	1,244,040	1.55%
ICE Brent Crude Oil Settling 12/1/13 (Number of Contracts: 541)		—	0.00%	—	0.00%	5,004,860	6.22%
Various energy futures contracts (Far East)		—	0.00%	(3,289)	-0.01%		0.00%
Various interest rates futures contracts (U.S.)		—	0.00%	(5,816)	-0.01%	—	0.00%
Various interest rates futures contracts (Canada)		—	0.00%	(2,115)	0.00%	—	0.00%
Various interest rates futures contracts (Europe)		—	0.00%	192,460	0.35%	—	0.00%
Various interest rates futures contracts (Far East)		—	0.00%	(17,865)	-0.03%	—	0.00%
Various precious metals futures contracts (U.S.)		—	0.00%	(9,910)	-0.02%	(122,088)	-0.15%
Various precious metals futures contracts (Far East)		—	0.00%	(19,530)	-0.04%	—	0.00%
Various soft futures contracts (U.S.)		—	0.00%	137,637	0.25%	743,449	0.92%
Coffee @ CSCE Settling 5/1/12 (Number of Contracts: 254)		—	0.00%	—	0.00%	(2,211,844)	-2.75%
Corn Setttling 12/1/12 (Number of Contracts: 1,350)		—	0.00%	—	0.00%	(7,040,541)	-8.74%
Various soft futures contracts (Far East)			0.00%	2,773	0.00%	—	0.00%
Various stock index futures contracts (U.S.)		—	0.00%	23,055	0.04%	339,895	0.42%
Various stock index futures contracts (Canada)		—	0.00%	(2,149)	0.00%	—	0.00%
Various stock index futures contracts (Europe)		—	0.00%	(29,279)	-0.05%	21,015	0.03%
Various stock index futures contracts (Far East)		—	0.00%	46,069	0.08%	—	0.00%

Total Long Futures Contracts		—	0.00%	240,485	0.45%	16,632,702	20.66%

OPTIONS PURCHASED *		—	0.00%	—	0.00%	749,205	0.93%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)		—	0.00%	(3,345)	-0.01%	151,994	0.19%
Various base metals futures contracts (Europe)		—	0.00%	26,254	0.05%	1,067,098	1.33%
Various currency futures contracts (U.S.)		—	0.00%	(36,153)	-0.07%	(31,638)	-0.04%
Various currency futures contracts (Europe)		—	0.00%	(76,808)	-0.14%	(175,509)	-0.22%
Various currency futures contracts (Far East)		—	0.00%	(2,756)	0.00%	—	0.00%
Various energy futures contracts (U.S.)		—	0.00%	353,920	0.64%	1,002,655	1.25%
Light Crude Oil Settling 12/1/12 (Number of Contracts: 524)		—	0.00%	—	0.00%	2,117,596	2.63%
Light Crude Oil Settling 12/1/13 (Number of Contracts: 2,553)		—	0.00%	—	0.00%	(1,180,682)	-1.47%
Heating Oil Settling 6/1/12 (Number of Contracts: 730)		—	0.00%	—	0.00%	(5,762,636)	-7.16%
NYM RBOB Gas Settling 6/1/12 (Number of Contracts: 1,253)		—	0.00%	—	0.00%	2,159,304	2.68%
NYM RBOB Gas Settling 8/1/12 (Number of Contracts: 169)		—	0.00%	—	0.00%	880,085	1.09%
Various energy futures contracts (Europe)		—	0.00%	—	0.00%	(728,748)	-0.91%
ICE Brent Crude Oil Settling 7/1/12 (Number of Contracts: 291)		—	0.00%	—	0.00%	(1,123,260)	-1.40%
ICE Brent Crude Oil Settling 8/1/12 (Number of Contracts: 185)		—	0.00%	—	0.00%	(2,261,960)	-2.81%
ICE Brent Crude Oil Settling 12/1/12 (Number of Contracts: 1,245)		—	0.00%	—	0.00%	(15,272,920)	-18.97%
Various energy futures contracts (Far East)		—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)		—	0.00%	(58,652)	-0.11%	(7,016)	-0.01%
Various interest rates futures contracts (Canada)		—	0.00%	2,030	0.00%	—	0.00%
Various interest rates futures contracts (Europe)		—	0.00%	(12,357)	-0.02%	—	0.00%
Various interest rates futures contracts (Far East)		—	0.00%	(14,872)	-0.03%	(7,582)	-0.01%
Various precious metals futures contracts (U.S.)		—	0.00%	—	0.00%	(36,370)	-0.05%
Various soft futures contracts (U.S.)		—	0.00%	5,388	0.01%	617,023	0.77%
Cattle Live Settling 6/1/12 (Number of Contracts: 208)		—	0.00%	—	0.00%	852,075	1.06%
Coffee @ CSCE Settling 7/1/12 (Number of Contracts: 250)		—	0.00%	—	0.00%	2,185,290	2.71%
Corn Settling 7/1/12 (Number of Contracts: 1,064)		—	0.00%	—	0.00%	1,383,838	1.72%
Corn Settling 9/1/12 (Number of Contracts: 1,097)		—	0.00%	—	0.00%	1,439,559	1.79%
Soybeans Settling 11/1/12 (Number of Contracts: 965)		—	0.00%	—	0.00%	(2,364,080)	-2.94%
Various soft futures contracts (Far East)		—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)		—	0.00%	55,128	0.10%	—	0.00%
Various stock index futures contracts (Canada)		—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)		—	0.00%	6,513	0.01%	—	0.00%
Various stock index futures contracts (Far East)		—	0.00%	(18,134)	-0.03%	—	0.00%

Total Short Futures Contracts		—	0.00%	226,156	0.40%	(15,095,884)	-18.77%

CURRENCY FORWARDS *		—	0.00%	250	0.00%	—	0.00%

Total Open Trade Equity (Deficit)		$—	0.00%	$466,891	0.84%	$2,286,023	2.82%

OPTIONS WRITTEN *		$—	0.00%	$—	0.00%	$(231,913)	-0.29%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value
$21,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $21,675,697) (1)	$4,572,603	3.64%	$2,221,020	4.00%	$2,867,658	3.56%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $37,247,315) (1)	8,314,552	6.61%	4,038,573	7.27%	5,214,380	6.48%

		$12,887,155	10.25%	$6,259,593	11.27%	$8,082,038	10.04%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
U.S. Treasury Note 3.875% due 02/15/2013 (1)		$4,432,856		$2,153,142		$2,780,017
U.S. Treasury Note 4.000% due 02/15/2015 (1)		7,566,783		3,675,364		4,745,425

		$11,999,639		$5,828,506		$7,525,442

		Cost		Cost		Cost
U.S. Treasury Note 3.875% due 02/15/2013 (1)		$4,630,257		$2,249,024		$2,903,815
U.S. Treasury Note 4.000% due 02/15/2015 (1)		7,838,123		3,807,160		4,915,593

		$12,468,380		$6,056,184		$7,819,408

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments (Unaudited)

March 31, 2012

	Balanced Series		Tiverton/Graham/ Transtrend Series (2)		Currency Series
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(1,728,732)	-0.61%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	(1,410,896)	-0.50%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	(253,722)	-0.09%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	121,534	0.04%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(1,643,979)	-0.58%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	(1,076,865)	-0.38%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	127,168	0.04%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	(40,667)	-0.01%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	947,112	0.33%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	207,196	0.07%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	(36,147)	-0.01%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	693,736	0.24%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	51,521	0.02%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	41,864	0.01%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	1,184,669	0.42%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	(11,488)	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(1,307,065)	-0.46%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	145,166	0.05%	—	0.00%	—	0.00%

Total Long Futures Contracts	(3,989,595)	-1.42%	—	0.00%	—	0.00%

OPTIONS PURCHASED *	7,334,590	2.59%	—	0.00%	—	0.00%
Copper @ LME Settling 12/1/12, Put @ 8,500 (Number of Contracts: 230)	4,608,108	1.63%	—	0.00%	—	0.00%

Total Options Purchased	11,942,698	4.22%	—	0.00%	—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	1,967,989	0.69%	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	2,772,487	0.97%	—	0.00%	—	0.00%
Various currency futures contracts (US)	(9,941)	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	(18,141)	-0.01%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	2,089,475	0.74%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	484,420	0.17%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(940,761)	-0.33%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	(44,859)	-0.02%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(55,241)	-0.02%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	(409,963)	-0.14%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	8,815	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	520,130	0.18%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	37,059	0.01%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(22,809)	-0.01%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	(6,033)	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	106,785	0.04%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	(20,771)	-0.01%	—	0.00%	—	0.00%

Total Short Futures Contracts	6,458,641	2.26%	—	0.00%	—	0.00%

CURRENCY FORWARDS *	(2,156,753)	-0.76%	—	0.00%	—	0.00%

Total Open Trade Equity	$12,254,991	4.30%	$—	0.00%	$—	0.00%

OPTIONS WRITTEN *	$(2,212,417)	-0.78%	$—	0.00%	$—	0.00%

SWAPS (3)
Total Return Option Basket Swap (Termination date 11/6/12)	$24,282,681	8.57%	$—	0.00%	$—	0.00%

Total Swaps	$24,282,681	8.57%	$—	0.00%	$—	0.00%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value		Fair Value		Fair Value
$21,500,000.00 US Treasury Note 3.875% due 02/15/2013 (Cost $21,675,697) (1)	$7,483,178	2.64%	$1,518,500	4.19%	$83,970	2.25%
$36,700,000.00 US Treasury Note 4.000% due 02/15/2015 (Cost $37,247,315) (1)	13,606,971	4.80%	2,761,151	7.61%	152,686	4.09%

	$21,090,149	7.44%	$4,279,651	11.80%	$236,656	6.34%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
US Treasury Note 3.875% due 02/15/2013 (1)	$7,254,479		$1,472,092		$81,404
US Treasury Note 4.000% due 02/15/2015 (1)	12,383,228		2,512,827		138,954

	$19,637,707		$3,984,919		$220,358

	Cost		Cost		Cost
US Treasury Note 3.875% due 02/15/2013 (1)	$7,577,531		$1,537,646		$85,029
US Treasury Note 4.000% due 02/15/2015 (1)	12,827,283		2,602,935		143,937

	$20,404,814		$4,140,581		$228,966

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(2)	Formerly the Berkeley/Graham/Tiverton Series.
(3)	See Note 4 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments (Unaudited)

March 31, 2012

	Winton Series		Winton/Graham Series
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%

Total Long Futures Contracts	—	0.00%	—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (US)	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (US)	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%
Various soft futures contracts (US)	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%

Total Short Futures Contracts	—	0.00%	—	0.00%

CURRENCY FORWARDS *	—	0.00%	—	0.00%

Total Open Trade Equity	$—	0.00%	$—	0.00%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value		Fair Value
$21,500,000.00 US Treasury Note 3.875% due 02/15/2013 (Cost $21,675,697) (1)	$2,381,239	4.95%	$1,049,623	3.78%
$36,700,000.00 US Treasury Note 4.000% due 02/15/2015 (Cost $37,247,315) (1)	4,329,904	9.00%	1,908,574	6.88%

	$6,711,143	13.95%	$2,958,197	10.66%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
US Treasury Note 3.875% due 02/15/2013 (1)	$2,308,464		$1,017,545
US Treasury Note 4.000% due 02/15/2015 (1)	3,940,494		1,736,926

	$6,248,958		$2,754,471

	Cost		Cost
US Treasury Note 3.875% due 02/15/2013 (1)	$2,411,262		$1,062,858
US Treasury Note 4.000% due 02/15/2015 (1)	4,081,798		1,799,211

	$6,493,060		$2,862,069

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments

December 31, 2011

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$(40,664)	-0.08%	$(49,183)	-0.06%
Various base metals futures contracts (Europe)	—	0.00%	(37,959)	-0.07%	(206,400)	-0.25%
Various currency futures contracts (U.S.)	—	0.00%	22,523	0.04%	179,573	0.22%
Various currency futures contracts (Europe)	—	0.00%	4,733	0.01%	416,924	0.51%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	13,625	0.03%	(272,223)	-0.34%
Light Crude Oil Settling 11/1/12 (Number of Contracts: 841)	—	0.00%	—	0.00%	(3,555,016)	-4.38%
Light Crude Oil Settling 1/1/13 (Number of Contracts: 841)	—	0.00%	—	0.00%	(3,802,753)	-4.68%
Light Crude Oil Settling 9/1/13 (Number of Contracts: 1,002)	—	0.00%	—	0.00%	(4,371,122)	-5.38%
Heating Oil Settling 9/1/12 (Number of Contracts: 393)	—	0.00%	—	0.00%	(1,647,299)	-2.03%
NYM RBOB Gas Settling 5/1/12 (Number of Contracts: 238)	—	0.00%	—	0.00%	892,954	1.10%
NYM RBOB Gas Settling 6/1/12 (Number of Contracts: 330)	—	0.00%	—	0.00%	(836,209)	-1.03%
Various energy futures contracts (Europe)	—	0.00%	1,520	0.00%	(26,290)	-0.03%
ICE Brent Crude Oil Settling 12/1/13 (Number of Contracts: 1,357	—	0.00%	—	0.00%	(3,069,350)	-3.78%
Various interest rates futures contracts (U.S.)	—	0.00%	20,708	0.04%	19,602	0.02%
Various interest rates futures contracts (Canada)	—	0.00%	(2,284)	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	229,378	0.43%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	2,876	0.01%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	(194,462)	-0.24%
Silver @ COMEX Settling 12/1/13 (Number of Contracts: 152)	—	0.00%		0.00%	(11,121,080)	-13.70%
Various precious metals futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	31,011	0.06%	(1,017,374)	-1.25%
Coffee @ CSCE Settling 12/1/12 (Number of Contracts: 151)	—	0.00%	—	0.00%	(2,559,548)	-3.15%
Corn Setttling 12/1/12 (Number of Contracts: 1,525)	—	0.00%	—	0.00%	(4,790,794)	-5.90%
Various stock index futures contracts (U.S.)	—	0.00%	6,731	0.01%	111,130	0.14%
Various stock index futures contracts (Europe)	—	0.00%	31,302	0.06%	(4,720)	-0.01%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	—	0.00%	283,500	0.54%	(35,903,640)	-44.22%

OPTIONS PURCHASED *	—	0.00%	—	0.00%	—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	—	0.00%	18,428	0.03%	13,843	0.02%
Various base metals futures contracts (Europe)	—	0.00%	57,511	0.11%	290,936	0.36%
Various currency futures contracts (U.S.)	—	0.00%	19,290	0.04%	(3,375)	0.00%
Various currency futures contracts (Europe)	—	0.00%	76,986	0.15%	(918,634)	-1.13%
Various currency futures contracts (Far East)	—	0.00%	3,727	0.01%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	1,070,542	1.32%
Light Crude Oil Settling 12/1/12 (Number of Contracts: 218)	—	0.00%	—	0.00%	(1,842,322)	-2.27%
Light Crude Oil Settling 12/1/13 (Number of Contracts: 842)	—	0.00%	—	0.00%	(1,910,259)	-2.35%
Heating Oil Settling 6/1/12 (Number of Contracts: 373)	—	0.00%	—	0.00%	1,591,665	1.96%
NYM RBOB Gas Settling 4/1/12 (Number of Contracts: 2,123)	—	0.00%	—	0.00%	869,669	1.07%
Various energy futures contracts (Europe)	—	0.00%	(100)	0.00%	573,850	0.71%
ICE Brent Crude Oil Settling 12/1/12 (Number of Contracts: 78)	—	0.00%	—	0.00%	2,835,790	3.49%
Various energy futures contracts (Far East)	—	0.00%	(1,195)	0.00%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	(24,881)	-0.05%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	2,100	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	(31)	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	(173)	0.00%	(75,712)	-0.09%
Various precious metals futures contracts (U.S.)	—	0.00%	20,200	0.04%	82,675	0.10%
Silver @ COMEX Settling 12/1/12 (Number of Contracts: 152)	—	0.00%	—	0.00%	2,879,260	3.55%
Various soft futures contracts (U.S.)	—	0.00%	314,855	0.60%	273,765	0.34%
Corn Settling 7/1/12 (Number of Contracts: 1,123)	—	0.00%	—	0.00%	2,867,576	3.53%
Corn Settling 9/1/12 (Number of Contracts: 288)	—	0.00%	—	0.00%	1,370,557	1.69%
Various soft futures contracts (Far East)	—	0.00%	1,074	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	(3,693)	-0.01%	(864)	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	18,129	0.03%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	6,645	0.01%	—	0.00%

Total Short Futures Contracts	—	0.00%	508,872	0.96%	9,968,962	12.30%

CURRENCY FORWARDS *	—	0.00%	—	0.00%	—	0.00%

Total Open Trade Equity (Deficit)	$—	0.00%	$792,372	1.50%	$(25,934,678)	-31.92%

SWAPS (1)	$131,004	0.10%	$57,225	0.11%	$74,898	0.09%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value		Fair Value		Fair Value
$36,500,000.00 U.S. Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$7,976,700	5.95%	$3,484,374	6.59%	$4,560,486	5.66%
$36,700,000.00 U.S. Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	8,580,604	6.40%	3,748,172	7.09%	4,905,754	6.09%

	$16,557,304	12.35%	$7,232,546	13.68%	$9,466,240	11.76%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
U.S. Treasury Note 3.875% due 02/15/2013 (2)	$7,673,204		$3,351,802		$4,386,970
U.S. Treasury Note 4.000% due 02/15/2015 (2)	7,715,249		3,370,168		4,411,008

	$15,388,453		$6,721,970		$8,797,978

	Cost		Cost		Cost
U.S. Treasury Note 3.875% due 02/15/2013 (2)	$8,014,902		$3,501,062		$4,582,327
U.S. Treasury Note 4.000% due 02/15/2015 (2)	7,991,913		3,491,020		4,569,184

	$16,006,815		$6,992,082		$9,151,511

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments

December 31, 2011

		Balanced Series		Tiverton/Graham/ Transtrend Series (3)		Currency Series
Description		Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)		$(1,930,354)	-0.65%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)		(3,533,012)	-1.19%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)		122,059	0.04%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)		11,380	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)		—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)		(23,315)	-0.01%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)		(300,490)	-0.10%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)		407,889	0.14%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)		56,394	0.02%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)		1,984,386	0.67%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)		57,916	0.02%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)		(152,208)	-0.05%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)		230,760	0.08%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)		1,440	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)		185,788	0.06%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)		5,579	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)		67,663	0.02%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)		(171,692)	-0.06%	—	0.00%	—	0.00%

Total Long Futures Contracts		(2,979,817)	-1.01%	—	0.00%	—	0.00%

OPTIONS PURCHASED *		11,928,779	4.02%	—	0.00%	—	0.00%
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)		1,630,955	0.55%	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)		4,181,645	1.41%	—	0.00%	—	0.00%
Various currency futures contracts (US)		(56,702)	-0.02%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)		442,669	0.15%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)		(95,263)	-0.03%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)		22,315	0.01%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)		(1,508,797)	-0.51%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)		896	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)		(134,897)	-0.05%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)		(22,100)	-0.01%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)		293,052	0.10%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)		(451,002)	-0.15%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)		471,246	0.16%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)		(30,196)	-0.01%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)		—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)		3,585	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)		(22,258)	-0.01%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)		(396,702)	-0.13%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)		110,866	0.04%	—	0.00%	—	0.00%

Total Short Futures Contracts		4,439,312	1.50%	—	0.00%	—	0.00%

CURRENCY FORWARDS *		(283,733)	-0.27%	—	0.00%	—	0.00%

Total Open Trade Equity		$13,104,541	4.24%	$—	0.00%	$—	0.00%

OPTIONS WRITTEN *		$(3,326,453)	-1.12%	$—	0.00%	$—	0.00%

SWAPS (1)		$230,783	0.08%	$34,397	0.09%	$2,583	0.06%
Total Return Option Basket Swap (Termination date 11/6/12)		17,706,757	5.97%	—	0.00%	—	0.00%
Total Return Option Basket Swap (Termination date 6/30/16)		5,881,772	1.98%	—	0.00%	—	0.00%

Total Swaps		$23,819,312	8.03%	$34,397	0.09%	$2,583	0.06%

Investment in Berkeley Quantitative Colorado Fund, LLC (Cost of $8,487,603)		$—	0.00%	$6,270,844	15.83%	$—	0.00%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$14,052,173	4.74%	$2,094,416	5.29%	$157,304	3.64%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	15,116,043	5.10%	2,252,982	5.69%	169,213	3.92%

		$29,168,216	9.84%	$4,347,398	10.98%	$326,517	7.56%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
US Treasury Note 3.875% due 02/15/2013 (2)		$13,517,520		$2,014,729		$151,319
US Treasury Note 4.000% due 02/15/2015 (2)		13,591,588		2,025,768		152,148

		$27,109,108		$4,040,497		$303,467

		Cost		Cost		Cost
US Treasury Note 3.875% due 02/15/2013 (2)		$14,119,472		$2,104,447		$158,057
US Treasury Note 4.000% due 02/15/2015 (2)		14,078,974		2,098,411		157,604

		$28,198,446		$4,202,858		$315,661

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(3)	Formerly the Berkeley/Graham/Tiverton Series

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments

December 31, 2011

	Winton Series		Winton/Graham Series
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%

Total Long Futures Contracts	—	0.00%	—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (US)	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (US)	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%
Various soft futures contracts (US)	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%

Total Short Futures Contracts	—	0.00%	—	0.00%

CURRENCY FORWARDS *	—	0.00%	—	0.00%

Total Open Trade Equity	$—	0.00%	$—	0.00%

SWAPS (1)	$61,888	0.12%	$30,381	0.10%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value		Fair Value
$36,500,000.00 US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$3,768,316	7.53%	$1,849,901	6.01%
$36,700,000.00 US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	4,053,611	8.10%	1,989,954	6.47%

	$7,821,927	15.63%	$3,839,855	12.48%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
US Treasury Note 3.875% due 02/15/2013 (2)	$3,624,941		$1,779,516
US Treasury Note 4.000% due 02/15/2015 (2)	3,644,803		1,789,267

	$7,269,744		$3,568,783

	Cost		Cost
US Treasury Note 3.875% due 02/15/2013 (2)	$3,786,364		$1,858,760
US Treasury Note 4.000% due 02/15/2015 (2)	3,775,504		1,853,429

	$7,561,868		$3,712,189

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value.

Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2012 and 2011

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	(Unaudited)		(Unaudited)		(Unaudited)
	3/31/2012	3/31/2011	3/31/2012	3/31/2011	3/31/2012	3/31/2011
Investment Income:
Interest - net	$597,279	$590,028	$267,859	$170,966	$363,576	$316,290

Total Income	597,279	590,028	267,859	170,966	363,576	316,290

Expenses:
Incentive Fees	5,758	1,719,673	—	266,535	77,070	1,629,861
Management Fees	516,204	481,720	352,610	907,921	864,191	945,859
Service Fees - Class 1	391,766	516,049	187,327	225,527	124,836	273,551
Trading Fees	773,697	978,666	317,570	400,110	254,373	153,893

Total Expenses	1,687,425	3,696,108	857,507	1,800,093	1,320,470	3,003,164

Investment income/(loss) - net	(1,090,146)	(3,106,080)	(589,648)	(1,629,127)	(956,894)	(2,686,874)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	1,291,194	(1,391,560)	(33,714,900)	—
Net change in open trade equity/(deficit)	—	—	(325,481)	630,311	29,602,183	—
Net realized gain/(loss) on swap contracts	(106,862)	—	(55,669)	2,629,262	(58,693)	—
Net unrealized gain/(loss) on swap contracts	(23,719)	(132,267)	(2,775)	(1,600,211)	(20,529)	12,237
Net realized gain/(loss) on U.S. Treasury securities	74,756	—	34,851	—	46,967	—
Net unrealized gain/(loss) on U.S. Treasury securities	(210,923)	(109,445)	(96,719)	(50,690)	(128,175)	(72,459)
Trading commissions	—	—	(30,664)	(14,738)	(423,733)	—
Change in fair value of investments in unconsolidated trading companies	(3,978,434)	8,240,407	190,278	1,597,339	(1,035,255)	12,140,566

Net gain/(loss) on investments	(4,245,182)	7,998,695	1,005,015	1,799,713	(5,732,135)	12,080,344

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(5,335,328)	4,892,615	415,367	170,586	(6,689,029)	9,393,470

Less: Operations attributable to non-controlling interests	—	—	(29,479)	(7,648)	(6,156,086)	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(5,335,328)	$4,892,615	$444,846	$178,234	$(532,943)	$9,393,470

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(4.17)	$2.98	$0.70	$0.15	$(1.92)	$15.59
Class 1a	N/A	N/A	N/A	N/A	$(1.16)	$13.56
Class 2	$(3.92)	$3.54	$1.19	$0.61	$(1.09)	$19.28
Class 2a	N/A	N/A	N/A	N/A	$(0.66)	$14.51
Class 3	N/A	N/A	N/A	N/A	$(1.09)	$19.27

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2012 and 2011

	Balanced Series		Tiverton/Graham/Transtrend Series (1)		Currency Series
	(Unaudited)		(Unaudited)		(Unaudited)
	3/31/2012	3/31/2011	3/31/2012	3/31/2011	3/31/2012	3/31/2011
Investment Income:
Interest - net	$151,548	$35,973	$18,444	$5,309	$—	$29,652

Total Income/(loss)	151,548	35,973	18,444	5,309	—	29,652

Expenses:
Incentive Fees	178,125	4,270,189	—	—	—	—
Management Fees	689,478	642,865	272,986	377,970	—	39,855
Service Fees - Class 1	1,340,888	2,219,967	254,314	455,038	29,910	45,170
Trading Fees	477,527	486,163	70,889	85,253	7,497	23,565

Total Expenses	2,686,018	7,619,184	598,189	918,261	37,407	108,590

Investment income/(loss) - net	(2,534,470)	(7,583,211)	(579,745)	(912,952)	(37,407)	(78,938)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(3,425,652)	16,774,640	—	—	—	(153,538)
Net change in open trade equity/(deficit)	(2,358,281)	(14,766,839)	—	—	—	(5,778)
Net realized gain/(loss) on swap contracts	(175,294)	—	(34,232)	—	(6,104)	—
Net unrealized gain/(loss) on swap contracts	648,445	(1,012,456)	(2,448)	9,684	3,603	(526,568)
Net realized gain/(loss) on U.S. Treasury securities	124,168	—	25,726	—	1,336	—
Net unrealized gain/(loss) on U.S. Treasury securities	(354,777)	(208,005)	(62,790)	(52,133)	(3,833)	(14,711)
Trading commissions	(1,207,366)	(1,289,786)	—	—	—	—
Net change in inter-series receivables	—	(1,040,637)	—	—	—	—
Net change in inter-series payables	—	—	—	—	—	476,691
Change in fair value of investments in unconsolidated trading companies	(3,988,952)	22,430,253	191,503	(489,915)	(132,912)	—
Net realized gain/(loss) on the Berkeley Quantitative Colorado Fund LLC	—	—	(2,172,987)	—	—	—
Net unrealized gain/(loss) on the Berkeley Quantitative Colorado Fund LLC	—	—	2,084,880	397,671	—	—

Net gain/(loss) on investments	(10,737,709)	20,887,170	29,652	(134,693)	(137,910)	(223,904)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(13,272,179)	13,303,959	(550,093)	(1,047,645)	(175,317)	(302,842)

Less: Operations attributable to non-controlling interests	(3,042,910)	7,748	—	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(10,229,269)	$13,296,211	$(550,093)	$(1,047,645)	$(175,317)	$(302,842)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(5.38)	$4.42	$(1.39)	$(1.83)	$(3.11)	$(3.50)
Class 1a	$(4.58)	$3.63	N/A	N/A	N/A	N/A
Class 2	$(5.58)	$6.56	$(0.92)	$(1.23)	$(3.24)	$(3.55)
Class 2a	$(4.51)	$5.18	N/A	N/A	N/A	N/A
Class 3a	$(4.51)	$5.19	N/A	N/A	N/A	N/A

(1)	Formerly known as the Berkeley/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2012 and 2011

	Winton Series		Winton/Graham Series
	(Unaudited)		(Unaudited)
	3/31/2012	3/31/2011	3/31/2012	3/31/2011
Investment Income:
Interest - net	$126,136	$103,733	$21,969	$57,929

Total Income	126,136	103,733	21,969	57,929

Expenses:
Incentive Fees	—	248,590	—	70,874
Management Fees	267,609	332,638	298,313	445,869
Service Fees - Class 1	282,428	364,021	179,072	335,672
Trading Fees	91,423	73,838	55,058	69,313

Total Expenses	641,460	1,019,087	532,443	921,728

Investment (loss) - net	(515,324)	(915,354)	(510,474)	(863,799)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—	210,826
Net change in open trade equity/(deficit)	—	—	—	(841,207)
Net realized gain/(loss) on swap contracts	(57,781)	—	(30,602)	—
Net unrealized gain/(loss) on swap contracts	(7,291)	11,718	943	9,432
Net realized gain/(loss) on U.S. Treasury securities	38,080		16,888
Net unrealized gain/(loss) on U.S. Treasury securities	(104,872)	(62,094)	(46,888)	(50,460)
Trading commissions	—	—	—	(177,430)
Change in fair value of investments in unconsolidated trading companies	(365,754)	1,658,168	544,182	896,801

Net gain/(loss) on investments	(497,618)	1,607,792	484,523	47,962

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,012,942)	692,438	(25,951)	(815,837)

Less: Operations attributable to non-controlling interests	—	—	—	(368,433)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,012,942)	$692,438	$(25,951)	$(447,404)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(3.13)	$1.36	$(0.36)	$(1.16)
Class 2	$(2.47)	$2.71	$0.53	$(0.34)

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Three Months Ended March 31, 2012

	Frontier Diversified Series					Frontier Masters Series
			(Unaudited)					(Unaudited)
	Class 1	Class 1	Class 2	Class 2		Class 1	Class 1	Class 2	Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Capital (Net Asset Value), December 31, 2011	$27,334	$72,397,572	$1,486,740	$60,061,958	$133,973,604	$27,569	$34,062,567	$589,893	$18,144,968	$58,412	$52,883,409

Sale of Units	—	1,875,533	—	2,116,760	3,992,293	—	1,805,536	—	214,000	—	2,019,536
Redemption of Units	—	(3,220,386)	—	(3,659,737)	(6,880,123)	—	(1,105,134)	—	(851,161)	—	(1,956,295)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	—	2,399,103	2,399,103
Distributions	—	—	—	—	—	—	—	—	—	(196,470)	(196,470)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	(29,479)	(29,479)
Net increase/(decrease) in Owners’ Capital resulting from operations	(1,147)	(3,006,953)	(56,134)	(2,271,094)	(5,335,328)	192	232,202	6,698	205,754	—	444,846

Capital (Net Asset Value), March 31, 2012	$26,187	$68,045,766	$1,430,606	$56,247,887	$125,750,446	$27,761	$34,995,171	$596,591	$17,713,561	$2,231,566	$55,564,650

Capital - Units, December 31, 2011	275	728,370	14,301	577,736	1,320,682	275	339,777	5,627	173,083	—	518,762

Sale of Units	—	19,211	—	20,407	39,618	—	17,670	—	1,977	—	19,647
Redemption of Units	—	(33,017)	—	(35,865)	(68,882)	—	(10,780)	—	(7,989)	—	(18,769)

Capital - Units, March 31, 2012	275	714,564	14,301	562,278	1,291,418	275	346,667	5,627	167,071	—	519,640

		(1)		(1)			(1)		(1)
Net asset value per unit at December 31, 2011		$99.40		$103.96			$100.25		$104.83
Change in net asset value per unit for three months ended March 31, 2012		(4.17)		(3.92)			0.70		1.19

Net asset value per unit at March 31, 2012		$95.23		$100.04			$100.95		$106.02

(1)	Values are for both Managing Owners and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Three Months Ended March 31, 2012

	Frontier Long/Short Commodity Series
					(Unaudited)
	Class 1	Class 2		Class 3	Class 1a	Class 1a	Class 2a	Class 2a
	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Capital (Net Asset Value), December 31, 2011	$4,159,047	$499,336	$8,689,426	$27,810,058	$14,271	$18,877,124	$282,740	$10,628,724	$10,223,579	$81,184,305

Sale of Units	5,473	—	—	2,628,674	—	1,854,807	—	868,153	—	5,357,107
Redemption of Units	(2,690,064)	—	(170,040)	(2,590,599)	—	(462,534)	—	(217,453)	—	(6,130,690)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	11,701,255	11,701,255
Distributions	—	—	—	—	—	—	—	—	(4,910,823)	(4,910,823)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	(6,156,086)	(6,156,086)
Net increase/(decrease) in Owners’ Capital resulting from operations	(24,915)	(3,358)	(57,216)	(195,481)	(136)	(191,044)	(1,480)	(59,313)	—	(532,943)

Capital (Net Asset Value), March 31, 2012	$1,449,541	$495,978	$8,462,170	$27,652,652	$14,135	$20,078,353	$281,260	$11,220,111	$10,857,925	$80,512,125

Capital - Units, December 31, 2011	30,551	3,083	53,648	171,708	117	155,099	2,222	83,538	—	499,966

Sale of Units	40	—	—	16,198	—	15,245	—	6,823		38,306
Redemption of Units	(19,790)	—	(1,049)	(16,013)	—	(3,782)	—	(1,711)		(42,345)

Capital - Units, March 31, 2012	10,801	3,083	52,599	171,893	117	166,562	2,222	88,650	—	495,927

			(1)			(1)		(1)
Net asset value per unit at December 31, 2011	$136.13		$161.97	$161.96		$121.71		$127.23
Change in net asset value per unit for three months ended March 31, 2012	(1.92)		(1.09)	(1.09)		(1.16)		(0.66)

Net asset value per unit at March 31, 2012	$134.21		$160.88	$160.87		$120.55		$126.57

(1)	Values are for both Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Three Months Ended March 31, 2012

	Balanced Series
	(Unaudited)
	Class 1	Class 1a	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total
Capital (Net Asset Value), December 31, 2011	$183,785,318	$2,536,559	$3,351,608	$60,020,959	$158,814	$2,626,016	$2,952,802	$40,633,336	$296,065,412

Sale of Units	124,903	271	—	3,990	—	—	1,757,420	—	1,886,584
Redemption of Units	(8,447,051)	(2,011,673)	—	(2,678,547)	—	(1,184,974)	(427,535)	—	(14,749,780)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	47,191,603	47,191,603
Distributions	—	—	—	—	—	—	—	(33,736,201)	(33,736,201)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	(3,042,910)	(3,042,910)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(7,734,368)	(44,816)	(120,793)	(2,109,196)	(5,573)	(67,934)	(146,589)	—	(10,229,269)

Capital (Net Asset Value), March 31, 2012	$167,728,802	$480,341	$3,230,815	$55,237,206	$153,241	$1,373,108	$4,136,098	$51,045,828	$283,385,439

Capital - Units, December 31, 2011	1,476,131	23,388	21,620	387,173	1,237	20,460	23,005	—	1,953,014

Sale of Units	1,010	3	—	25	—	—	13,761		14,799
Redemption of Units	(69,121)	(18,766)	—	(17,562)	—	(9,372)	(3,371)		(118,192)

Capital - Units, March 31, 2012	1,408,020	4,625	21,620	369,636	1,237	11,088	33,395	—	1,849,621

				(1)		(1)
Net asset value per unit at December 31, 2011	$124.50	$108.45		$155.02		$128.35	$128.36
Change in net asset value per unit for three months ended March 31, 2012	(5.38)	(4.58)		(5.58)		(4.51)	(4.51)

Net asset value per unit at March 31, 2012	$119.12	$103.87		$149.44		$123.84	$123.85

(1)	Values are for both Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Three Months Ended March 31, 2012

	Tiverton/Graham/Transtrend Series (2)				Currency Series
		(Unaudited)				(Unaudited)
	Class 1	Class 2			Class 1	Class 2
	Limited	Managing	Limited		Limited	Managing	Limited
	Owners	Owner	Owners	Total	Owners	Owner	Owners	Total
Capital (Net Asset Value), December 31, 2011	$35,180,631	$7,878	$4,425,463	$39,613,972	$4,228,350	$2,563	$88,444	$4,319,357

Sale of Units	9,489	—	—	9,489	12,662	—	—	12,662
Redemption of Units	(2,550,838)	—	(242,705)	(2,793,543)	(414,172)	—	(13,837)	(428,009)
Net increase/(decrease) in Owners’ Capital resulting from operations	(516,759)	(65)	(33,269)	(550,093)	(172,446)	(95)	(2,776)	(175,317)

Capital (Net Asset Value), March 31, 2012	$32,122,523	$7,813	$4,149,489	$36,279,825	$3,654,394	$2,468	$71,831	$3,728,693

Capital - Units, December 31, 2011	386,533	70	39,571	426,174	59,997	29	1,010	61,036

Sale of Units	104	—	—	104	180	—	—	180
Redemption of Units	(28,233)	—	(2,159)	(30,392)	(5,930)	—	(158)	(6,088)

Capital - Units, March 31, 2012	358,404	70	37,412	395,886	54,247	29	852	55,128

			(1)				(1)
Net asset value per unit at December 31, 2011	$91.02		$111.84		$70.48		$87.61
Change in net asset value per unit for three months ended March 31, 2012	(1.39)		(0.92)		(3.11)		(3.24)

Net asset value per unit at March 31, 2012	$89.63		$110.92		$67.37		$84.37

(1)	Values are for both Managing Owner and Limited Owners.
(2)	Formerly the Berkeley/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Three Months Ended March 31, 2012

	Winton Series				Winton/Graham Series
	(Unaudited)				(Unaudited)
	Class 1	Class 2			Class 1	Class 2
	Limited	Managing	Limited		Limited	Managing	Limited
	Owners	Owner	Owners	Total	Owners	Owner	Owners	Total
Capital (Net Asset Value), December 31, 2011	$38,345,799	$34,276	$11,668,049	$50,048,124	$24,783,519	$55,553	$5,934,615	$30,773,687

Sale of Units	54,670	—	—	54,670	16,185	—	—	16,185
Redemption of Units	(950,434)	—	(3,211)	(953,645)	(2,238,081)	—	(788,648)	(3,026,729)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(839,097)	(510)	(173,335)	(1,012,942)	(64,839)	223	38,665	(25,951)

Capital (Net Asset Value), March 31, 2012	$36,610,938	$33,766	$11,491,503	$48,136,207	$22,496,784	$55,776	$5,184,632	$27,737,192

Capital - Units, December 31, 2011	271,704	207	70,368	342,279	236,649	428	45,755	282,832

Sale of Units	388	—	—	388	153	—	—	153
Redemption of Units	(6,788)	—	(20)	(6,808)	(21,253)	—	(5,942)	(27,195)

Capital - Units, March 31, 2012	265,304	207	70,348	335,859	215,549	428	39,813	255,790

			(1)				(1)
Net asset value per unit at December 31, 2011	$141.13		$165.82		$104.73		$129.70
Change in net asset value per unit for three months ended March 31, 2012	(3.13)		(2.47)		(0.36)		0.53

Net asset value per unit at March 31, 2012	$138.00		$163.35		$104.37		$130.23

(1)	Values are for both Managing Owner and Limited Owners

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	(Unaudited)		(Unaudited)		(Unaudited)
	3/31/2012	3/31/2011	3/31/2012	3/31/2011	3/31/2012	3/31/2011
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(5,335,328)	$4,892,615	$415,367	$170,586	$(6,689,029)	$9,393,470
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity/(deficit), at fair value	—	—	325,481	(630,309)	(28,220,701)	—
Net change in options written, at fair value	—	—	—	—	231,913	—
Net change in ownership allocation of U.S. Treasury Securities	337,697	(220,841)	(571,973)	(3,170,902)	(734,629)	(745,176)
Net change in custom time deposits	1,661,906	(2,024,071)	(3,166,402)	(18,290,868)	(2,506,283)	(4,567,034)
Net change in ownership allocation of credit default swaps	423	—	(1,219)	—	(4,324)	—
Net change in ownership allocation of certificates of deposit	—	—	—	—	—	—
Net realized (gain) on swap contracts	106,862	—	55,669	(2,629,262)	58,693	—
Net unrealized (gain)/loss on swap contracts	23,719	132,267	2,775	1,600,211	20,529	(12,237)
Net unrealized (gain)/loss on U.S. Treasury securities	210,923	109,445	96,719	50,690	128,175	72,459
Net realized (gain)/loss on U.S. Treasury securities	(74,756)	—	(34,851)	—	(46,967)	—
(Purchases) sales of:
Sales of swap contracts	—	—	—	27,385,221	—	—
(Purchases) of swap contracts	—	(110,125)	—	(177,811)	—	(59,415)
Sales of custom time deposits	4,380,919	—	2,418,141	—	2,122,345	—
(Purchases) of custom time deposits	—	—	—	—	—	—
Sales of U.S. Treasury securities	3,196,285	—	1,483,058	—	2,037,623	—
Increase and/or decrease in:
Receivable from futures commission merchants	—	—	(821,048)	(5,593,702)	25,948,364	—
Change in control of ownership - trading companies	—	—	—	—	—	—
Contributions to trading companies	—	—	2,399,103	70,000	11,701,255	—
Distributions from trading companies	—	—	(196,470)	—	(4,910,823)	—
Investments in unconsolidated trading companies, at fair value	(5,692,279)	(5,849,408)	(4,460,038)	(1,496,340)	(1,149,406)	(2,206,977)
Prepaid service fees - Class 1	56,533	47,131	2,243	—	15,988	(32,161)
Interest receivable	168,516	124,545	70,659	15	93,000	59,430
Receivable from related parties	(199,902)	(110,000)	—	—	(150,722)	(23,916)
Other assets	(1,038)	60	(274)	32,012	(45)	212
Inter-series payables/receivables, at fair value	—	—	—	18,592	—	—
Incentive fees payable to Managing Owner	(491,297)	233,313	5,203	38,286	(70,633)	(124,484)
Management fees payable to Managing Owner	(8,654)	24,740	3,220	5,943	20,555	31,856
Interest payable to Managing Owner	(4,165)	(2,380)	(192)	7,725	55	6,640
Trading fees payable to Managing Owner	(10,383)	32,351	3,783	11,721	4,397	10,422
Trailing service fees payable to Managing Owner	5,236	33,053	3,189	(77,684)	(7,326)	2,446
Payables to related parties	50,000	51,209	108,209	(4,136)	—	37,578
Other liabilities	6,319	(14,157)	2,630	—	4,914	(10,308)

Net cash provided by (used in) operating activities	(1,612,464)	(2,650,253)	(1,857,018)	(2,680,012)	(2,103,082)	1,832,805

Cash Flows from Financing Activities:
Proceeds from sale of units	3,992,293	15,395,598	2,019,536	4,836,235	5,357,107	8,606,874
Payment for redemption of units	(6,880,123)	(6,142,851)	(1,956,295)	(1,254,520)	(6,130,690)	(8,783,401)
Pending owner additions	(187,099)	203,200	274,050	(5,200)	53,127	183,033
Owner redemptions payable	(80,926)	(63,160)	(1,646)	(183,222)	(4,736)	(86,895)

Net cash provided by (used in) financing activities	(3,155,855)	9,392,787	335,645	3,393,293	(725,192)	(80,389)

Net increase (decrease) in cash and cash equivalents	(4,768,319)	6,742,534	(1,521,373)	713,281	(2,828,274)	1,752,416
Cash and cash equivalents, beginning of year or period	4,976,749	4,647,422	2,234,716	1,207,290	3,045,849	1,114,912

Cash and cash equivalents, end of year or period	$208,430	$11,389,956	$713,343	$1,920,571	$217,575	$2,867,328

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

	Balanced Series		Tiverton/Graham/Transtrend Series (1)		Currency Series
	(Unaudited)		(Unaudited)		(Unaudited)
	3/31/2012	3/31/2011	3/31/2012	3/31/2011	3/31/2012	3/31/2011
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(13,272,179)	$13,303,959	$(550,093)	$(1,047,645)	$(175,317)	$(302,842)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	849,550	6,278,634	—	—	—	7,002
Net change in options written, at fair value	(1,114,036)	2,285,155	—	—	—	(1,292)
Net change in ownership allocation of U.S. Treasury Securities	2,560,311	1,873,065	(1,076,814)	4,654,901	29,392	216,352
Net change in custom time deposits	10,435,694	9,228,062	(5,243,876)	—	(401,191)	1,127,723
Net change in ownership allocation of credit default swaps	9,782	—	(2,283)	—	82	—
Net change in ownership allocation of certificates of deposit	—	—	—	—	—	—
Net change in ownership allocation of total return swaps	—	—	—	—	—	—
Net unrealized (gain)/loss on swap contracts	(648,445)	1,012,456	2,448	(9,684)	(3,603)	526,568
Net realized (gain)/loss on swap contracts	175,294	—	34,232	—	6,104	—
Net unrealized (gain)/loss on U.S. Treasury securities	354,777	208,005	(25,726)	52,133	(1,336)	14,711
Net realized (gain)/loss on U.S. Treasury securities	(124,168)		62,790		3,833
Net realized (gain)/loss on investment in Berkeley Quantitative
Colorado Fund LLC	—	—	2,172,987	—	—	—
Net unrealized (gain)/loss on investment in Berkeley
Quantitative Colorado Fund LLC	—	—	(2,084,880)	(397,671)	—	—
(Purchases) sales of:
Sales of swap contracts	—	—	—	—	—	—
(Purchases) of swap contracts	—	(202,931)	—	(49,981)	—	(14,286)
Sales of custom time deposits	8,877,976	—	2,014,489	—	614,348	—
(Purchases) of custom time deposits	—	—	—	—	—	—
Sales of U.S. Treasury securities	5,287,147	—	1,107,497	—	57,972	—
Sale of Berkeley Quantitative Colorado Fund LLC	—	—	6,182,737	—	—	—
Increase and/or decrease in:
Receivable from futures commission merchants	(18,962,235)	(20,076,017)	—	—	—	(566,722)
Change in control of ownership - trading companies	—	—	—	—	—	—
Investments in unconsolidated trading companies, at fair value	(2,721,260)	(4,940,391)	(895,496)	(276,090)	132,990	—
Contributions to trading companies	47,191,603	12,034,000	—	—	—	—
Distributions from trading companies	(33,736,201)	(7,954,365)	—	—	—	—
Inter-series payables/receivables, at fair value	—	259,493	—	16	—	(476,691)
Prepaid service fees - Class 1	—	—	—	68,070	—	—
Interest receivable	304,418	(3,616)	40,050	—	3,406	19,482
Receivable from related parties	(500,436)	1,040,636	—	(874)	—	—
Other assets	(9,297)	766,215	(796)	—	(52)	(194)
Incentive fees payable to Managing Owner	(1,195,031)	144,641	—	(270,557)	—	—
Management fees payable to Managing Owner	(13,081)	(130,721)	(14,371)	(27,774)	—	(300)
Interest payable to Managing Owner	(30,345)	94,190	(4,719)	(5,415)	(1,239)	(973)
Trading fees payable to Managing Owner	(18,718)	(73,838)	(1,698)	(973)	(298)	(458)
Trailing service fees payable to Managing Owner	(35,268)	31,321	(6,356)	(3,954)	(920)	(1,354)
Payables to related parties	492	2,071	47,290	(785)	83	(144)
Other liabilities	17,906	—	570	340	21	141

Net cash provided by (used in) operating activities	3,684,250	15,180,024	1,757,982	2,684,057	264,275	546,723

Cash Flows from Financing Activities:
Proceeds from sale of units	1,886,584	248,569	9,489	27,253	12,662	15,176
Payment for redemption of units	(14,749,780)	(11,932,046)	(2,793,543)	(2,093,749)	(428,009)	(281,902)
Pending owner additions	(4,499)	—	(283)	—	(268)	—
Owner redemptions payable	278,128	(27,314)	(131,181)	(15,006)	(14,022)	(41,598)

Net cash provided by (used in) financing activities	(12,589,567)	(11,710,791)	(2,915,518)	(2,081,502)	(429,637)	(308,324)

Net increase (decrease) in cash and cash equivalents	(8,905,317)	3,469,233	(1,157,536)	602,555	(165,362)	238,399
Cash and cash equivalents, beginning of year or period	9,758,138	5,375,950	1,352,378	1,341,151	182,875	275,485

Cash and cash equivalents, end of year or period	$852,821	$8,845,183	$194,842	$1,943,706	$17,513	$513,884

(1)	Formerly the Berkeley/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

	Winton Series		Winton/Graham Series
	(Unaudited)		(Unaudited)
	3/31/2012	3/31/2011	3/31/2012	3/31/2011
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,012,942)	$692,438	$(25,951)	$(815,837)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	—	—	—	841,206
Net change in ownership allocation of U.S. Treasury Securities	(608,100)	427,084	126,646	930,293
Net change in custom time deposits	(2,589,559)	2,005,353	(911,369)	4,937,308
Net change in ownership allocation of credit default swaps	(3,184)	—	722	—
Net unrealized (gain)/loss on swap contracts	7,291	(11,718)	(943)	—
Net realized (gain)/loss on swap contracts	57,781	—	30,602	(9,432)
Net unrealized (gain) loss on U.S. Treasury Securities, at fair value	104,872	62,094	46,888	50,460
Net realized (gain) loss on U.S. Treasury Securities, at fair value	(38,080)	—	(16,888)	—
(Purchases) sale of:
(Purchases) of swap contracts	—	(60,486)	—	(48,710)
Sales of custom time deposits	2,095,034	—	2,476,747	—
(Purchases) of custom time deposits	—	—	—	—
Sales of U.S. Treasury Securities, at fair value	1,652,092	—	725,012	—
Increase and/or decrease in:
Receivable from futures commission merchants	—	—	—	(4,035,283)
Change in control of ownership of trading companies	—	—	—	—
Contributions to trading companies	—	—	—	1,825,000
Distributions from trading companies	—	—	—	(4,000)
Investments in unconsolidated trading companies, at fair value	(726,221)	(1,669,249)	(678,749)	(890,801)
Prepaid service fees - Class 1	—	—	—	—
Interest receivable	76,691	75,816	39,223	69,060
Receivable from related parties	—	—	—	—
Other assets	(2,395)	(874)	(1,461)	(809)
Incentive fees payable to Managing Owner	—	(184,413)	—	(553,337)
Management fees payable to Managing Owner	154	(7,943)	2,047	(15,669)
Interest payable to Managing Owner	(1,709)	337	(3,413)	(3,278)
Trading fees payable to Managing Owner	(561)	99	(1,224)	(814)
Trailing service fees payable to Managing Owner	(2,502)	(527)	(3,776)	(2,427)
Payables to related parties	308	976	(16)	302
Other liabilities	1,165	505	(743)	65

Net cash provided by (used in) operating activities	(989,865)	1,329,492	1,803,354	2,273,297

Cash Flows from Financing Activities:
Proceeds from sale of units	54,670	74,523	16,185	36,256
Payment for redemption of units	(953,645)	(939,447)	(3,026,729)	(1,863,868)
Pending owner additions	(348)	—	(158)	—
Owner redemptions payable	(319)	(1,973)	165,125	(33,096)

Net cash provided by (used in) financing activities	(899,642)	(866,897)	(2,845,577)	(1,860,708)

Net Increase (Decrease) in cash and cash equivalents	(1,889,507)	462,595	(1,042,223)	412,589
Cash and cash equivalents, beginning of year or period	2,051,272	1,808,624	1,156,042	1,352,481

Cash and cash equivalents, end of year or period	$161,765	$2,271,219	$113,819	$1,765,070

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Notes to Financial Statements (Unaudited)

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

The Trust, in relation to the Series, has been organized to pool assets of investor funds for the purpose of trading in the United States (“U.S.”) and international markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities. The Trust, in relation to the Series, may also engage in futures contracts, forwards, option contracts and other interest in derivative instruments, including swap contracts (“Swaps”).

The Trust has eight (8) separate and distinct Series of Units issued and outstanding: Frontier Diversified Series, Frontier Masters Series, Frontier Long/Short Commodity Series, Balanced Series, Tiverton/Graham/Transtrend Series (formerly Berkeley/Graham/Tiverton Series), Currency Series, Winton Series and Winton/Graham Series (each a “Series” and collectively, the “Series”). The Trust financial statements are comprised of unitized Series which are consolidated into the Trust financial statements. However, the consolidated Trust does not issue units.

In addition to the above eight (8) Series of the Trust, a separate and distinct TBG Institutional Series (“TBGI”) is a private offering under the Trust made only pursuant to exemptions provided by Section 4(2) of the Securities Act, Rule 506 promulgated there under, and applicable state securities laws. As part of the Trust, TBGI’s financial position and results of operations are included in the Consolidated Financial Statements of the Trust and it participates pari passu in the trading results and other activities of the Trust through investments in the Trading Companies. TBGI commenced operations on January 20, 2012. As a private offering the Managing Owner has determined that TBGI’s position and results of operations are not required to be presented separately within the Consolidated Financial Statements of the Trust.

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

The assets of any particular Series include only those funds and other assets that are paid to, held by or distributed to the Trust, with respect to the Series, on account of and for the benefit of that Series. Under the “Inter-Series Limitation on Liability” expressly provided for under Section 3804(a) of the Trust Act, separate and distinct records of the cash and equivalents, although pooled for maximizing returns, is maintained in the books and records of each Series.

As of March 31, 2012, the Trust, with respect to the Frontier Diversified Series, Frontier Masters Series, Tiverton/Graham/Transtrend Series, Currency Series, Winton Series and Winton/Graham Series separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Balanced Series, and Frontier Long/Short Commodity Series separates Units into six separate Classes – Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of certificates of deposit, custom time deposits and U.S. Treasury securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

As of March 31, 2012, Winton Series has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. The Currency Series invests a portion of its assets in a single Trading Company, which allocates assets to one Swap. Each of the Frontier Diversified Series, Frontier Masters Series, Frontier Long/Short Commodity Series, Balanced Series, Tiverton/Graham/Transtrend Series, and Winton/Graham Series has invested a portion of its assets in several different Trading Companies and one or more Trading Advisors may manage the assets invested in such Trading Companies.

In November 2010, the Tiverton/Graham/Transtrend Series invested a portion of its assets in Berkeley Quantitative Colorado Fund LLC, an unaffiliated company, managed by an affiliate of Berkeley Quantitative L.P. Through this investment, Berkeley Quantitative L.P. became a commodity trading advisor to the Series. This investment was liquidated March 20, 2012.

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

During July, 2011, Frontier Dynamic Series ceased trading operations and liquidated all positions and investor accounts. The Series is closed as of March 31, 2012.

During December, 2011, Long Only Commodity Series and Managed Futures Index Series ceased trading operations and liquidated all positions and investor accounts. The Series are closed as of March 31, 2012.

2. Significant Accounting Policies

The following are the significant accounting policies of the Series of the Trust.

Basis of Presentation—The Series of the Trust follow Generally Accepted Accounting Principles (“GAAP”), as established by the Financial Accounting Standards Board (the “FASB”), to ensure consistent reporting of financial condition, condensed schedules of investments, results of operations, changes in capital and cash flows.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2011 Annual report on Form 10-K as filed with the SEC.

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

The consolidated financial statements of the Balanced Series include the assets, liabilities and earnings of its majority-owned Trading Companies; Frontier Trading Company I LLC, Frontier Trading Company IX, LLC, Frontier Trading Company XIV, LLC, Frontier Trading Company XV, LLC, Frontier Trading Company XVII, LLC and Frontier Trading Company XVIII, LLC. Also included in the consolidated financial statements were the earnings of its majority owned trading company, Frontier Trading Company VI, LLC, from January 1, 2011 through March 18, 2011.

The consolidated financial statements of the Currency Series include the earnings of its wholly owned trading company, Frontier Trading Company III, LLC through July 15, 2011.

The consolidated financial statements of the Winton/Graham Series include the earnings of its majority-owned trading company, Frontier Trading Company V, LLC through June 17, 2011.

The consolidated financial statements of the Frontier Long/Short Commodity Series include the assets, liabilities and earnings of its majority owned trading company, Frontier Trading Company VII, LLC, from September 28, 2011 through March 31, 2012.

The consolidated financial statements of the Frontier Diversified Series include the earnings of its wholly owned trading company, Frontier Trading Company X, LLC from January 1, 2011 through October 11, 2011.

The consolidated financial statements of the Frontier Masters Series include the assets, liabilities and earnings of its majority owned trading company, Frontier Trading Company XXI, LLC (earnings from March 1, 2011 through December 31, 2011). Also included in the consolidated financial statements were the earnings of its wholly owned trading company, Frontier Trading Company XI, LLC from January 1, 2011 through March 11, 2011.

Investment in Berkeley Quantitative Colorado Fund LLC - The Tiverton/Graham/Transtrend Series had an investment in the Berkeley Quantitative Colorado Fund LLC. The Berkeley Quantitative Colorado Fund LLC began operations on November 1, 2010 and was liquidated on March 20, 2012. The Berkeley Quantitative Colorado Fund LLC was not consolidated into the financial statements of the Tiverton/Graham/Transtrend Series because the Trust has no control or transparency over the operations of the trading company. This investment was shown on the statements of financial condition with the change in fair value shown in net unrealized gain/(loss) on the Berkeley Quantitative Colorado Fund LLC.

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

Interest Income—Aggregate interest income from all sources, including assets held at Futures Commission Merchants (“FCM”), up to two percentage points of the aggregate percentage yield (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Tiverton/Graham/Transtrend Series, Currency Series, Winton Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series and Balanced Series (Class 1a, Class 2a and Class 3a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. All interest not paid to the Managing Owner is interest income to the Series.

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

Custom Time Deposits—Custom time deposits are structured deposit agreements with U.S. Bank National Association that earn a guaranteed fixed interest rate between 2.17% and 3.75% , mature nine months from the deposit date and are subject to automatic six-month rollovers through October 2015. Custom time deposits were purchased on September 15, 2009, October 21, 2008 and October 30, 2008. Interest is paid monthly or at least every nine months. Unscheduled withdrawals will be subject to certain penalties and other costs of up to 1.0% of the amount deposited if withdrawn within the first nine months from the deposit date. The withdrawal fee is set at 0.225% for the period from nine months to one year subsequent to the deposit date and decreases by .05% increments for each year thereafter through the maturity date. In May 2011, July 2011, August 2011 and January 2012, the Trust, with respect to the Series, redeemed approximately $25 million, $25 million, $50 million and $25 million, respectively, in custom time deposits held with U.S. Bank N.A which represented a full liquidation of the 2.17% investment tranche and an additional $25 million of the 3.17% tranche. Custom time deposits are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. The Series of the Trust values the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.50 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to ASC 820.

Credit Default Swaps—The Series of the Trust invested in credit default swaps for the purpose of mitigating part of the risk of concentration of deposits with U.S. Bank National Association to other major financial institutions. See Note 4. Credit Default Swaps are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. Credit Default Swaps were reported at fair value based upon counterparty value per the valuation policy. The Series of the Trust recorded the daily change in fair value in the statements of operations as net unrealized gain/(loss) on swap contracts. All Credit Default Swaps had expired as of March 31, 2012.

Receivable From Futures Commission Merchants—The Series of the Trust deposits assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM.

Investment Transactions—Futures, options on futures, forward and swap contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are settled. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statements of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with ASC 210, Balance Sheet (“ASC 210”).

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

Each Series allocates funds to an affiliated Trading Company, or Companies, of the Trust. Each Trading Company allocates all of its daily trading gains or losses to the Series in proportion to each Series’ ownership interest in the Trading Company, adjusted on a daily basis. As of March 31, 2012, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

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

Payments by the Managing Owner — The Managing Owner may make discretionary payments to a Series related to a variety of factors, including investment losses to reimburse the effect of a loss on a portfolio investment which has been caused by a situation outside the Trust’s, or it’s affiliates’, direct control. Such payments will be made on a discretionary basis and will be disclosed in the statement of operations as a net increase from payments by managing owner. These payments are in accordance with the Trust agreement on a discretionary basis as determined by the Managing Owner.

Investments and Swaps—The Trust, with respect to the Series, records investment transactions on a trade date basis and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts are reported utilizing Level 3 Inputs. The significant unobservable inputs used in the fair value measurement of the Trust, with respect to the Series’ Swap contracts are asset liquidity, debt valuation, credit risk, volatility, market risk, distributions, dividends, risk premiums, and other risk management tools. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Swap Contracts are reported at fair value based upon a weekly indicative value that is calculated by management using bid/ask prices from the counterparty. This fair value is corroborated by a daily range of valuations provided by a third party pricing service. The third party pricing service utilizes a Black Scholes pricing model with input adjustments factoring in volatility and liquidity of the instruments. All valuation processes are monitored by the valuation committee of the Managing Owner.

Income Taxes—The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust, with respect to the Series, for the years ended December 31, 2011 and 2010. The 2008 through 2011 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

In the opinion of the Managing Owner, (i) the Trust, with respect to the Series, are treated as a partnership for Federal income tax purposes and, assuming that at least 90% of the gross income of the Trust constitutes “qualifying income” within the meaning of Section 7704(d) of the Code, the Trust is not a publicly traded partnership treated as a corporation, and (ii) the discussion set forth in the Prospectus under the heading “Federal Income Tax Consequences” correctly summarizes the material Federal income tax consequences as of the date of the Prospectus to potential U.S. Limited Owners of the purchase, ownership and disposition of Units of the Trust.

Fees and Expenses—All management fees, incentive fees, service fees and trading fees of the Trust, with respect to the Series, are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, Selling Agent Service fees and all other operating expenses and continuing offering costs of the Trust, with respect to the Series.

Service Fees—The Trust maintains each Series of Units in three or six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Series and Frontier Masters Series or Class 2a Units of the Frontier Long/Short Commodity Series) sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents.

These service fees are part of the offering costs of the Trust, with respect to the Series,, which include registration and filing fees, legal and blue sky expenses, accounting and audit, printing, marketing support and other offering costs which are born by the Managing Owner. With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Class 1 and Class 1a Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed for such payment by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk of the downside and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months.

Pending Owner Additions—Funds received for new subscriptions and for additions to existing owner interests are recorded as capital additions at the NAV per unit of the second business day following receipt.

Recently Adopted Accounting Pronouncements—In January 2010, FASB issued Accounting Standards update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Adoption of ASU 2010-06 on January 1, 2011 did not have a material impact on the Series’ statements of financial condition, results of operations and cash flows.

In May 2011, the FASB issued ASU No. 2011-04 which provides guidance pertaining to fair value measurement that included a common definition of fair value and information to assist reporting entities to measure and disclose fair value with regards to U.S. GAAP and International Financial Reporting Standards (“IFRS”) convergence issues. This guidance became effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. Adoption of ASU 2011-04 on January 1, 2012 did not have a material impact on the Series’ statements of financial condition, results of operations and cash flows.

Recently Issued Accounting Pronouncements—In November of 2011, FASB issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January, 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Our effective date is January 1, 2013. The adoption of this guidance is not expected to have a material impact on the financial positions or results of operations.

Reclassification—Certain amounts in the 2011 financial statements have been reclassified to conform to the 2012 presentation. None of the reclassifications had an impact on the NAV or performance of any of the Series.

Subsequent Events—The Trust, with respect to the Series, follows the provisions of ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and up through the date the financial statements are issued. Refer to Note 11.

3. Fair Value Measurements

In connection with the valuation of investments the Series apply ASC 820, Fair Value Measurement (“ASC 820”). ASC 820 provides clarification that when a quoted price in an active market for the identical asset or liability is not available, a reporting entity is required to measure fair value using certain techniques. ASC 820 also clarifies that when estimating the fair value of an asset or liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of an asset or liability. ASC 820 also clarifies that both a quoted price in an active market for the identical asset or liability at the measurement date and the quoted price for the identical asset or liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.

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

The Trust, with respect to the Series, uses the following methodologies to value instruments within its financial asset portfolio at fair value:

Trading Securities. These instruments include U.S. Treasury securities and open trade equity positions (futures contracts) that are actively traded on public markets with quoted pricing for corroboration. U.S. Treasury securities and futures contracts, are reported at fair value using Level 1 inputs. Trading securities instruments further include open trade equity positions (trading options and currency forwards) that are quoted prices for identical or similar assets that are not traded on active markets. Trading options and currency forwards are reported at fair value using Level 2 inputs.

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Each Series also owned a portion of the Credit Default Swaps (“CDS”) based upon ownership percentages of the cash management pool. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value basis upon daily reports from the counterparty. The valuation requires significant estimates utilizing Level 3 inputs, corroborated by management through the use of a third party pricing service. The third party pricing service utilizes a Black Scholes pricing model with significant unobservable input adjustment. The significant unobservable inputs used in the fair value measurement include measurements of asset liquidity, debt valuation, credit risk, volatility, market risk, distributions, dividends, risk premiums, and other risk management tools. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. All valuation processes are monitored by the valuation committee of the Managing Owner.

Investment in Unconsolidated Trading Companies. This investment represents the fair value of the allocation of cash, futures, forwards, options and swaps to each respective Series relative to its trading allocations from unconsolidated Trading Companies. The Series may redeem their investment in the trading companies on a daily basis at the stated net asset value and therefore the inputs qualify for Level 2. However, as the Series, under the same management as the Trading Companies, have access to the underlying positions of the Trading Companies, the level determination is reflected on that basis. As such, the Series report investments in unconsolidated Trading Companies at fair value using the corresponding inputs of the underlying securities of the Trading Companies which results in the Series reporting the corresponding Level determination from the inputs of the Trading Company.

Investment in the Berkeley Quantitative Colorado Fund LLC. Investment in Berkeley Quantitative Colorado Fund LLC was valued based on the daily net asset value as reported by the managing member of the Berkeley Quantitative Colorado Fund, LLC. The reported net asset value represented fair value based on observable data such as ongoing redemption and/or subscription activity, which was reported as a Level 2 input. The Berkeley Quantitative Colorado Fund LLC began operations on November 1, 2010 and was liquidated on March 20, 2012.

The following table summarizes the instruments that comprise the Trust, with respect to the Series, financial asset portfolio, by Series, measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Diversified Series
Investment in Unconsolidated Trading Companies	$36,905,964	$1,859,796	$5,166,690	$43,932,450
U.S. Treasury Securities	12,887,155	—	—	12,887,155
Frontier Masters Series
Open Trade Equity	466,641	250	—	466,891
Investment in Unconsolidated Trading Companies	8,712,230	465,722	—	9,177,952
U.S. Treasury Securities	6,259,593	—	—	6,259,593
Frontier Long/Short Commodity Series
Open Trade Equity	1,536,818	749,205	—	2,286,023
Options Written	—	(231,913)	—	(231,913)
Investment in Unconsolidated Trading Companies	4,170,858	5,842	1,054,694	5,231,394
U.S. Treasury Securities	8,082,038	—	—	8,082,038
Balanced Series
Open Trade Equity	2,469,046	9,785,945	—	12,254,991
Options Written	—	(2,212,417)	—	(2,212,417)
Swap Contracts	—	—	24,282,681	24,282,681
Investment in Unconsolidated Trading Companies	21,054,686	(77,617)	—	20,977,069
U.S. Treasury Securities	21,090,149	—	—	21,090,149
Tiverton/Graham/Transtrend Series
Investment in Unconsolidated Trading Companies	8,172,095	957,448	—	9,129,543
U.S. Treasury Securities	4,279,651	—	—	4,279,651
Currency Series
U.S. Treasury Securities	236,656	—	—	236,656
Investment in Unconsolidated Trading Companies	—	—	2,219,131	2,219,131
Winton Series
Investment in Unconsolidated Trading Companies	5,495,985	(37,848)	—	5,458,137
U.S. Treasury Securities	6,711,143	—	—	6,711,143
Winton/Graham Series
Investment in Unconsolidated Trading Companies	9,398,151	(245,978)	—	9,152,173
U.S. Treasury Securities	2,958,197	—	—	2,958,197

				Total
December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Frontier Diversified Series
Swap Contracts	$—	$—	$131,004	$131,004
Investment in Unconsolidated Trading Companies	30,885,365	2,212,764	5,142,042	38,240,171
U.S. Treasury Securities	16,557,304	—	—	16,557,304
Frontier Long/Short Commodity Series
Open Trade Deficit	(25,934,678)	—	—	(25,934,678)
Swap Contracts	—	—	74,898	74,898
Investment in Unconsolidated Trading Companies	3,221,324	5,428	855,236	4,081,988
U.S. Treasury Securities	9,466,240	—	—	9,466,240
Frontier Masters Series
Open Trade Equity	792,372	—	—	792,372
Swap Contracts	—	—	57,225	57,225
Investment in Unconsolidated Trading Companies	4,009,449	708,465	—	4,717,914
U.S. Treasury Securities	7,232,546	—	—	7,232,546
Balanced Series
Open Trade Equity	1,175,762	11,928,779	—	13,104,541
Options Written	—	(3,326,453)	—	(3,326,453)
Swap Contracts	—	—	23,819,312	23,819,312
Investment in Unconsolidated Trading Companies	18,257,754	(1,945)	—	18,255,809
U.S. Treasury Securities	29,168,216	—	—	29,168,216
Tiverton/Graham/Transtrend Series
Swap Contracts	—	—	34,397	34,397
Investment in Unconsolidated Trading Companies	7,219,498	1,014,549	—	8,234,047
Investment in Berkeley Quantitative Colorado Fund LLC	—	6,270,844	—	6,270,844
U.S. Treasury Securities	4,347,398	—	—	4,347,398
Currency Series
Swap Contracts	—	—	2,583	2,583
U.S. Treasury Securities	326,517	—	—	326,517
Investment in Unconsolidated Trading Companies	—	—	2,352,121	2,352,121
Winton Series
Swap Contracts	—	—	61,888	61,888
Investment in Unconsolidated Trading Companies	4,733,423	(1,507)	—	4,731,916
U.S. Treasury Securities	7,821,927	—	—	7,821,927
Winton/Graham Series
Swap Contracts	—	—	30,381	30,381
Investment in Unconsolidated Trading Companies	8,474,102	(678)	—	8,473,424
U.S. Treasury Securities	3,839,855	—	—	3,839,855

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the three months ended March 31, 2012 and year ended December 31, 2011, all identified Level 3 assets are components of the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Tiverton/Graham/Transtrend Series, Currency Series, Winton Series and Winton/Graham Series.

For the Three Months Ended March 31, 2012

Swaps:

	Frontier Diversified Series	Frontier Masters Series	Frontier Long/Short Commodity Series
Balance of recurring Level 3 assets as of January 1, 2012	$131,004	$57,225	$74,898
Total gains or losses (realized/unrealized):
Included in earnings-realized	(106,862)	(55,669)	(58,693)
Included in earnings-unrealized	(23,719)	(2,775)	(20,529)
Purchases of investments	—	—	—
Sales of investments	—	—	—
Change in ownership allocation of credit default swaps	(423)	1,219	4,324
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of March 31, 2012	$—	$—	$—

	Balanced Series	Tiverton/Graham/ Transtrend Series	Currency Series
Balance of recurring Level 3 assets as of January 1, 2012	$23,819,312	$34,397	$2,583
Total gains or losses (realized/unrealized):
Included in earnings-realized	(175,294)	(34,232)	(6,104)
Included in earnings-unrealized	648,445	(2,448)	3,603
Purchases of investments	—	—	—
Sales of investments	—	—	—
Change in ownership allocation of credit default swaps	(9,782)	2,283	(82)
Change in ownership allocation of total return swaps	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of March 31, 2012	$24,282,681	$—	$—

	Winton Series	Winton/Graham Series
Balance of recurring Level 3 assets as of January 1, 2012	$61,888	$30,381
Total gains or losses (realized/unrealized):
Included in earnings-realized	(57,781)	(30,602)
Included in earnings-unrealized	(7,291)	943
Purchases of investments	—	—
Sales of investments	—	—
Change in ownership allocation of credit default swaps	3,184	(722)
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of March 31, 2012	$—	$—

Investments in Unconsolidated Trading Companies:

	Frontier Diversified Series	Frontier Long/Short Commodity Series	Currency Series
Balance of recurring Level 3 assets as of January 1, 2012	$5,142,042	$855,236	$2,352,121
Change in fair value of investments in unconsolidated trading companies	(1,097,252)	(58,285)	(132,912)
Proceeds from sales of investments of unconsolidated trading companies	(4,478,768)	(770,847)	(78)
Purchases of investments of unconsolidated trading companies	4,547,856	1,263,498	—
Change in ownership allocation	1,052,812	(234,908)	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of March 31, 2012	$5,166,690	$1,054,694	$2,219,131

For the Year Ended December 31, 2011

Swaps:

	Frontier Diversified Series	Frontier Long/Short Commodity Series	Frontier Masters Series
Balance of recurring Level 3 assets as of January 1, 2011	$11,407,905	$—	$26,242,246
Total gains or losses (realized/unrealized):
Included in earnings-realized	(5,621,987)	(11,411)	2,061,339
Included in earnings-unrealized	1,315,339	20,529	(1,607,804)
Purchases of investments	45,929	78,248	142,819
Sales of investments	(7,096,699)	—	(26,826,316)
Change in ownership allocation of credit default swaps	80,517	(12,468)	44,941
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2011	$131,004	$74,898	$57,225

	Balanced Series	Tiverton/Graham/ Transtrend Series	Currency Series
Balance of recurring Level 3 assets as of January 1, 2011	$49,811,462	$—	$5,668,768
Total gains or losses (realized/unrealized):
Included in earnings-realized	(19,161,366)	(6,252)	(6,958,362)
Included in earnings-unrealized	4,529,039	2,447	6,327,609
Purchases of investments	19,527,925	71,712	23,489
Sales of investments	(27,897,084)	—	(5,043,086)
Change in ownership allocation of credit default swaps	(34,673)	(33,510)	(15,835)
Change in ownership allocation of total return swaps	(2,955,991)	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2011	$23,819,312	$34,397	$2,583

	Winton Series	Winton/Graham Series
Balance of recurring Level 3 assets as of January 1, 2011	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	(9,969)	(5,791)
Included in earnings-unrealized	7,291	(944)
Purchases of investments	83,357	64,011
Sales of investments	—	—
Change in ownership allocation of credit default swaps	(18,791)	(26,895)
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2011	$61,888	$30,381

Investments in Unconsolidated Trading Companies:

	Frontier Diversified Series	Frontier Long/Short Commodity Series	Currency Series
Balance of recurring Level 3 assets as of January 1, 2011	$12,398,412	$562,705	$—
Change in unrealized in investment of unconsolidated trading companies	(5,086,488)	(753,554)	(162,659)
Realized gain/(loss) in investment of unconsolidated trading companies	1,806,063	267,565	(2,334)
Proceeds from sales of investments of unconsolidated trading companies	(5,387,844)	(798,199)	—
Purchases of investments of unconsolidated trading companies	—	—	2,500,000
Change in ownership allocation	1,411,899	1,576,719	17,114
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2011	$5,142,042	$855,236	$2,352,121

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended March 31, 2012, the Series transferred currency forwards from Level 1 to Level 2. During the three months ended March 31, 2012 and year ended December 31, 2011, all identified Level 3 assets are components of the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series and Currency Series.

Investment in Berkeley Quantitative Colorado Fund LLC

On November 1, 2010, the Tiverton /Graham/Transtrend Series made an investment in a non-registered fund, the Berkeley Quantitative Colorado Fund LLC. As of December 31, 2011, the fair value of the investment in Berkeley Quantitative Colorado Fund LLC exceeded five percent of the Tiverton/Graham/Transtrend Series owners’ capital balance. The investment was liquidated on March 20, 2012.

The following table summarizes the Tiverton/Graham/Transtrend Series investment in Berkeley Quantitative Colorado Fund LLC as of and for the year ended December 31, 2011. The management agreement of the investee fund provided for compensation to the investment manager in the form of fees in the monthly amount equal to one-twelfth of 3.0% of the notional account net asset value and 20% of the new high net trading profits earned.

Investment	% of Owners’ Capital	Fair value	Income (loss)	Mgmt Fee	Incentive Fees	Investment Objective	Redemptions Permitted
Berkeley Quantitative Colorado Fund LLC	15.83%	$6,270,844	$(2,373,858)	$791,365	$—	Leveraged Speculation	Monthly	*

Information about the investee fund’s portfolio is not available to the Series.

*	The interest of a member in Berkeley Quantitative Colorado Fund LLC may be wholly or partially withdrawn on the last trading day of any calendar month provided the managing member has been provided written notice within five business days of such withdrawal.

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

Each Series invested in Credit Default Swaps (“CDS”) with highly-rated counterparties as part of its portfolio. CDS’s are over-the-counter investment instruments designed to mitigate counterparty risk and generally pay upon the happening of a credit default of a counterparty. The CDS were allocated to each Series based on their percentage ownership in the pooled cash management assets at U.S. Bank National Association as of the reporting date. All Credit Default Swaps have expired as of March 31, 2012.

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of March 31, 2012, approximately 5.0% of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

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

The Trust, with respect to the Series, has invested in the following Swaps as of March 31, 2012:

	Frontier Diversified Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$0	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(83,850)	$(23,012)

Unrealized Gain/(Loss)	$(46,731)	$23,012

Fair Value as of 3/31/2012	$—	$—

	Frontier Long/Short Commodity Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$0	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(45,848)	$(12,845)

Unrealized Gain/(Loss)	$(33,374)	$12,845

Fair Value as of 3/31/2012	$—	$—

	Frontier Masters Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$0	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(44,412)	$(11,257)

Unrealized Gain/(Loss)	$(14,032)	$11,257

Fair Value as of 3/31/2012	$—	$—

	Balanced Series
	Credit Default Swap	Credit Default Swap	Option Basket	Option Basket
Counterparty	BNP Paribas	Societe Generale	Company A	Deutsche Bank
Notional Amount	$0	$0	$14,973,637	$23,551,287
Termination Date	3/20/2012	3/20/2012	11/6/2012	6/30/2016
Investee Returns	On Default	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$(133,362)	$(41,932)	$—	$—

Unrealized Gain/(Loss)	$(87,639)	$41,932	$1,026,708	$(332,556)

Fair Value as of 3/31/2012	$—	$—	$18,733,465	$5,549,216

	Tiverton/Graham/Transtrend Series (1)
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$34,397	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(26,333)	$(7,899)

Unrealized Gain/(Loss)	$(10,347)	$7,899

Fair Value as of 3/31/2012	$—	$—

(1)	Formerly known as the Berkeley/Graham/Tiverton Series

	Currency Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$0	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(4,730)	$(1,374)

Unrealized Gain/(Loss)	$2,229	$1,374

Fair Value as of 3/31/2012	$—	$—

	Winton Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$0	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(45,616)	$(12,165)

Unrealized Gain/(Loss)	$(19,456)	$12,165

Fair Value as of 3/31/2012	$—	$—

	Winton/Graham Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$0	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(23,131)	$(7,471)

Unrealized Gain/(Loss)	$(6,528)	$7,471

Fair Value as of 3/31/2012	$—	$—

The Trust, with respect to the Series, has invested in the following Swaps as of December 31, 2011:

	Frontier Diversified Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$131,004	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$46,730	$(23,012)

Fair Value as of 12/31/2011	$131,004	$—

	Frontier Long/Short Commodity Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$74,898	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$33,374	$(12,845)

Fair Value as of 12/31/2011	$74,898	$—

	Frontier Masters Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$57,225	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$14,031	$(11,257)

Fair Value as of 12/31/2011	$57,225	$—

	Balanced Series
	Credit Default Swap	Credit Default Swap	Option Basket	Option Basket
Counterparty	BNP Paribas	Societe Generale	Company A	Deutsche Bank
Notional Amount	$230,783	$0	$14,129,540	$23,551,287
Termination Date	3/20/2012	3/20/2012	11/6/2012	6/30/2016
Investee Returns	On Default	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$6,689,123	$—

Unrealized Gain/(Loss)	$87,639	$(41,932)	$(18,838,844)	$(368,228)

Fair Value as of 12/31/2011	$230,783	$—	$17,706,757	$5,881,772

	Tiverton/Graham/Transtrend Series (1)
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$34,397	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$10,346	$(7,899)

Fair Value as of 12/31/2011	$34,397	$—

(1)	Formerly known as the Berkeley/Graham/Tiverton Series

	Currency Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$2,583	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$(2,228)	$(1,374)

Fair Value as of 12/31/2011	$2,583	$—

	Winton Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$61,888	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$19,456	$(12,165)

Fair Value as of 12/31/2011	$61,888	$—

	Winton/Graham Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$30,381	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$6,528	$(7,471)

Fair Value as of 12/31/2011	$30,381	$—

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

The following table summarizes the Balanced Series, Winton Series, Currency Series, Tiverton/Graham/Transtrend Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Frontier Diversified Series, and Frontier Masters Series investments in unconsolidated Trading Companies as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012		As of December 31, 2011
	Percentage of		Percentage of
	Series Net		Series Net
	Assets Invested		Assets Invested
	in Unconsolidated		in Unconsolidated
	Trading Companies	Fair Value	Trading Companies	Fair Value
Series
Frontier Diversified Series —
Frontier Trading Companies I, II, V, VII, IX, XIV, XV, XVIII, XXI and XXIII	34.94%	$43,932,450	28.54%	$38,240,171
Frontier Masters Series —
Frontier Trading Companies II, XIV and XV	16.52%	$9,177,952	8.92%	$4,717,914
Frontier Long/Short Commodity Series —
Frontier Trading Company I, XVIII and XXIII	6.50%	$5,231,394	5.03%	$4,081,988
Balanced Series —
Frontier Trading Companies II, V, VII and XXIII	7.40%	$20,977,069	6.17%	$18,255,809
Tiverton/Graham/Transtrend Series (1) —
Frontier Trading Companies V, XV and XXI	25.16%	$9,129,543	20.79%	$8,234,047
Currency Series —
Frontier Trading Company XVII	59.51%	$2,219,131	54.46%	$2,352,121
Winton Series —
Frontier Trading Company II	11.34%	$5,458,137	9.45%	$4,731,916
Winton/Graham Series —
Frontier Trading Companies II and V	33.00%	$9,152,173	27.53%	$8,473,424

(1)	Formerly known as the Berkeley/Graham/Tiverton Series.

The following tables summarize the Balanced Series, Winton Series, Currency Series, Tiverton/Graham/Transtrend Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Frontier Diversified Series and Frontier Masters Series equity in earnings from unconsolidated Trading Companies for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012				Three Months Ended March 31, 2011
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Trading Company
Balanced Series —
Frontier Trading Company II LLC	$(17,480)	$1,130,303	$(1,604,191)	$(491,368)	$(11,377)	$2,371,909	$(832,415)	$1,528,117
Frontier Trading Company V LLC	(51,183)	559,558	42,753	551,128	—	—	—	—
Frontier Trading Company VII, LLC	(186,655)	(18,053,930)	14,305,300	(3,935,285)	(410,313)	(31,670,535)	51,792,175	19,711,327
Frontier Trading Company XIV, LLC	—	—	—	—	(30,271)	935,337	285,743	1,190,809
Frontier Trading Company XXIII, LLC	(8,530)	(229,496)	124,599	(113,427)	—	—	—	—

Total	$(263,848)	$(16,593,565)	$12,868,461	$(3,988,952)	$(451,961)	$(28,363,289)	$51,245,503	$22,430,253

Winton Series —
Frontier Trading Company II LLC	$(12,882)	$833,391	$(1,186,263)	$(365,754)	$(12,369)	$2,578,557	$(908,020)	$1,658,168

Currency Series —
Frontier Trading Company XVII LLC	$—	$—	$(132,912)	$(132,912)	$—	$—	$—	$—

Tiverton/Graham/Transtrend Series (1) —
Frontier Trading Company V LLC	$(49,745)	$2,040,212	$(1,446,023)	$544,444	$(72,210)	$86,416	$(344,056)	$(329,850)
Frontier Trading Company VI LLC	—	—	—	—	(1,331)	259,550	(127,648)	130,571
Frontier Trading Company XV, LLC	(12,897)	(209,247)	(76,048)	(298,192)	(15,872)	1,330,183	(1,604,947)	(290,636)
Frontier Trading Company XXI, LLC	(3,598)	399,495	(450,646)	(54,749)	—	—	—	—

Total	$(66,240)	$2,230,460	$(1,972,717)	$191,503	$(89,413)	$1,676,149	$(2,076,651)	$(489,915)

Winton/Graham Series —
Frontier Trading Company II LLC	$(4,747)	$306,322	$(434,737)	$(133,162)	$(6,703)	$1,397,178	$(493,674)	$896,801
Frontier Trading Company V LLC	(67,329)	692,142	52,531	677,344	—	—	—	—

	$(72,076)	$998,464	$(382,206)	$544,182	$(6,703)	$1,397,178	$(493,674)	$896,801

Frontier Long/Short Commodity Series —
Frontier Trading Company I LLC	$(14,204)	$(1,039,964)	$(305,434)	$(1,359,602)	$(6,983)	$505,526	$(241,372)	$257,171
Frontier Trading Companies VII, LLC	—	—	—	—	(160,486)	(4,708,661)	16,752,542	11,883,395
Frontier Trading Companies XVIII, LLC	(7,614)	472,507	(72,707)	392,186	—	—	—	—
Frontier Trading Companies XXIII, LLC	(5,118)	(137,444)	74,723	(67,839)	—	—	—	—

Total	$(26,936)	$(704,901)	$(303,418)	$(1,035,255)	$(167,469)	$(4,203,135)	$16,511,170	$12,140,566

Frontier Diversified Series —
Frontier Trading Company I LLC	$(194,760)	$(2,331,404)	$1,077	$(2,525,087)	$(337,157)	$1,508,585	$(323,778)	$847,650
Frontier Trading Company II LLC	(8,216)	530,724	(753,385)	(230,877)	(4,828)	1,005,677	(357,374)	643,475
Frontier Trading Company V LLC	(27,108)	269,249	21,957	264,098	(8,340)	9,575	(39,818)	(38,583)
Frontier Trading Company VI LLC	—	—	—	—	(985)	192,259	(95,556)	95,718
Frontier Trading Company VII, LLC	(96,249)	(9,316,926)	7,381,068	(2,032,107)	(145,703)	(10,971,719)	17,972,558	6,855,136
Frontier Trading Company IX, LLC	(11,687)	(159,693)	(161,676)	(333,056)	(4,146)	79,224	(264,110)	(189,032)
Frontier Trading Company XIV, LLC	(95,707)	1,137,455	(226,492)	815,256	(12,526)	386,957	121,710	496,141
Frontier Trading Company XV, LLC	(30,257)	(569,163)	(48,533)	(647,953)	(25,078)	2,108,998	(2,546,370)	(462,450)
Frontier Trading Company XVIII, LLC	(14,682)	911,355	(138,281)	758,392	—	—	—	—
Frontier Trading Company XXI, LLC	(254)	8,435	1,468	9,649	(146)	(13,779)	6,277	(7,648)
Frontier Trading Company XXIII, LLC	(4,266)	(114,732)	62,249	(56,749)	—	—	—	—

Total	$(483,186)	$(9,634,700)	$6,139,452	$(3,978,434)	$(538,909)	$(5,694,223)	$14,473,539	$8,240,407

Frontier Masters Series —
Frontier Trading Company II LLC	$(3,813)	$246,545	$(351,200)	$(108,468)	$(3,774)	$786,194	$(279,545)	$502,875
Frontier Trading Company XIV, LLC	(60,305)	718,517	(148,563)	$509,649	(32,438)	1,000,632	314,362	$1,282,556
Frontier Trading Company XV, LLC	(9,832)	(185,032)	(16,039)	$(210,903)	(10,198)	857,776	(1,035,670)	$(188,092)

Total	$(73,950)	$780,030	$(515,802)	$190,278	$(46,410)	$2,644,602	$(1,000,853)	$1,597,339

(1)	Formerly known as the Berkeley/Graham/Tiverton Series.

The statements of financial condition as of March 31, 2012 and December 31, 2011 and the Condensed Statement of Income for the three months ended March 31, 2012 and 2011 for the unconsolidated Trading Companies are as follows:

Statements of Financial Condition - March 31, 2012	Frontier Trading Company II LLC	Frontier Trading Company V LLC	Frontier Trading Company XXIII LLC
Cash held at futures commission merchants	$20,325,758	$20,787,077	$2,246,305
Open trade equity/(deficit)	(332,332)	109,484	273,995

Total assets	$19,993,426	$20,896,561	$2,520,300

Members’ equity	$19,993,426	$20,896,561	$2,520,300

Condensed Statement of Income - For the Three Months Ended March 31, 2012	Frontier Trading Company II LLC	Frontier Trading Company V LLC	Frontier Trading Company XXIII LLC
Interest income	$8,807	$735	$—
Net realized gain/(loss) on investments, less commissions	3,000,146	3,365,796	(511,507)
Change in open trade equity	(4,329,777)	(1,328,782)	267,807

Net income/(loss)	$(1,320,824)	$2,037,749	$(243,700)

Statements of Financial Condition - December 31, 2011	Frontier Trading Company II LLC	Frontier Trading Company V LLC
Cash held at futures commission merchants	$13,281,317	$19,419,555
Open trade equity/(deficit)	4,032,935	1,438,257

Total assets	$17,314,252	$20,857,812

Members’ equity	$17,314,252	$20,857,812

Condensed Statement of Income - For the Three Months Ended March 31, 2011	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XIV, LLC
Interest income	$1,081	$2,411	$(7,862)
Net realized gain/(loss) on investments, less commissions	8,100,464	(48,067,417)	2,249,050
Change in open trade equity	(2,871,029)	86,517,275	722,262

Net income	$5,230,516	$38,452,269	$2,963,450

6. Transactions with Affiliates

The Managing Owner contributes funds to the Trust, with respect to the Series, in order to have a 1% interest in the aggregate capital, profits and losses of all Series and in return will receive units designated as general units in the Series in which the Managing Owner invests such funds. The general units may only be purchased by the Managing Owner and may be subject to no advisory fees or advisory fees at reduced rates. Otherwise, the general units hold the same rights as the limited units. The Managing Owner is required to maintain at least a 1% interest (“Minimum Purchase Commitment”) in the aggregate capital, profits and losses of all Series so long as it is acting as the Managing Owner of the Trust. Such contribution was made by the Managing Owner before trading commenced for the Trust and will be maintained throughout the existence of the Trust, and the Managing Owner will make such purchases as are necessary to effect this requirement. Additionally, the Managing Owner agreed with certain regulatory bodies to maintain a 1% interest specifically in the Balanced Series Class 1 a Units and Balanced Series Class 2a Units, aggregated, and each of the Long Only Commodity Series, Frontier Long/Short Commodity Series, Frontier Diversified Series and Frontier Masters Series. The 1% interest in these specific Series is included in computing the Minimum Purchase Commitment in aggregate capital. In addition to the General Units the Managing Owner receives in respect of its Minimum Purchase Commitment, the Managing Owner may purchase Limited Units in any Series as a Limited Owner. Principals of the Managing Owner or affiliates are allowed to own beneficial interests in the Trust, with respect to the Series, as well. All Units purchased by the Managing Owner are held for investment purposes only and not for resale. The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner. The Trust has and will continue to have certain relationships with the Managing Owner and its affiliates.

The Balanced Series had advanced funds to the Currency Series, Frontier Diversified Series and Frontier Masters Series for the purpose of investing in the respective Trading Company for such Series on behalf of the Balanced Series.

The following table summarizes the Balanced Series advances to and reductions from the Currency Series, Frontier Diversified Series and Frontier Masters Series of the Trust for the year ended December 31, 2011. All such advances were liquidated in 2011.

Balanced Series

Summary by Quarter

For the Year Ended December 31, 2011

	Currency Series	Total
Inter-series receivables January 1, 2011	$12,816,775	$12,816,775
Additions during period	—	—
Reduction during period	—	—
Net change in inter-series receivables	(476,691)	(476,691)

Inter-series receivables March 31, 2011	$12,340,084	$12,340,084
Additions during period	—	—
Reduction during period	—	—
Net change in inter-series receivables	(46,549)	(46,549)

Inter-series receivables June 30, 2011	$12,293,535	$12,293,535
Additions during period	—	—
Reduction during period	(11,281,861)	(11,281,861)
Net change in inter-series receivables	(1,011,674)	(1,011,674)

Inter-series receivables September 30, 2011	$—	$—
Additions during period	—	—
Reduction during period	—	—
Net change in inter-series receivables	—	—

Inter-series receivables December 31, 2011	$—	$—

(1)	Balanced Series Inter-series receivables are corresponding Inter-series payables on the Statements of Financial Condition for the investee Series.

Expenses

Management Fees - Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets attributable to such Series (including notional assets), calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series, 2.0% for the Winton Series, Currency Series, Frontier Long/Short Commodity Series Class 1 a and Class 2a, Frontier Diversified Series and Frontier Masters Series, 2.5% for the Winton/Graham Series and Tiverton/Graham/Transtrend Series, and 3.5% for the Frontier Long/Short Commodity Series Class 1 and Class 2. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

Trading Fees - In connection with each Series’ trading activities, the Frontier Long/Short Commodity Series (Classes 1, 2 and 3), Balanced Series, Currency Series, Tiverton/Graham/Transtrend Series, Winton Series and Winton/Graham Series pays to the Managing Owner a trading fee, or FCM Fee, up to 0.75% of such Series’ NAV, calculated daily. The Frontier Diversified Series, Frontier Long/Short Commodity Series (Classes 1a and 2a) and Frontier Masters Series pays to the Managing Owner a trading fee, or FCM Fee, up to 2.25% and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees - Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series, Winton/Graham Series, Tiverton/Graham/Transtrend Series, Currency Series and Frontier Long/Short Commodity Series may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Balanced Series or the Frontier Long/Short Commodity Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Balanced Series and the Frontier Diversified Series and 20% for the Winton Series, Currency Series, Winton/Graham Series, Tiverton/Graham/Transtrend Series, Frontier Long/Short Commodity Series and Frontier Masters Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Service Fees - In addition, with respect to Class 1 and Class 1a Units of each Series, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee at an annualized rate, as described in more detail above, which the Managing Owner pays to selling agents of the Trust, with respect to the Series.

The following table summarizes fees earned by the Managing Owner for the three months ended March 31, 2012 and 2011.

Series: Three Months Ended March 31, 2012	Management Fee	Trading Fee	Incentive Fee	Service Fee
Frontier Diversified Series	$516,204	$773,697	$5,758	$391,766
Frontier Masters Series	352,610	317,570	—	187,327
Frontier Long/Short Commodity Series	864,191	254,373	77,070	124,836
Balanced Series	689,478	477,527	178,125	1,340,888
Tiverton/Graham/Transtrend Series	272,986	70,889	—	254,314
Currency Series	—	7,497	—	29,910
Winton Series	267,609	91,423	—	282,428
Winton/Graham Series	298,313	55,058	—	179,072

Series: Three Months Ended March 31, 2011	Management Fee	Trading Fee	Incentive Fee	Service Fee
Frontier Diversified Series	$481,720	$978,666	$1,719,673	$516,049
Frontier Masters Series	907,921	400,110	266,535	225,527
Frontier Long/Short Commodity Series	945,859	153,893	1,629,861	273,551
Balanced Series	642,865	486,163	4,270,189	2,219,967
Tiverton/Graham/Transtrend Series	377,970	85,253	—	455,038
Currency Series	39,855	23,565	—	45,170
Winton Series	332,638	73,838	248,590	364,021
Winton/Graham Series	445,869	69,313	70,874	335,672

The following table summarizes fees payable to the Managing Owner as of March 31, 2012.

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee
Frontier Diversified Series	$171,578	$258,638	$30,736	$82,113
Frontier Masters Series	120,761	109,061	5,203	45,100
Frontier Long/Short Commodity Series	305,232	88,043	56,419	15,594
Balanced Series	228,444	157,680	—	400,112
Tiverton/Graham/Transtrend Series	87,029	23,514	—	80,660
Currency Series	—	2,429	—	5,365
Winton Series	90,713	30,741	—	75,542
Winton/Graham Series	102,358	18,203	—	53,365

The following table summarizes fees payable to the Managing Owner as of December 31, 2011.

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee
Frontier Diversified Series	$180,232	$269,021	$522,033	$76,877
Frontier Masters Series	117,541	105,278	—	41,911
Frontier Long/Short Commodity Series	284,677	83,646	127,052	22,920
Balanced Series	241,525	176,398	1,195,031	435,380
Tiverton/Graham/Transtrend Series	101,400	25,212	—	87,016
Currency Series	—	2,727	—	6,285
Winton Series	90,559	31,302	—	78,044
Winton/Graham Series	100,311	19,427	—	57,141

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the three months ended March 31, 2012, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $3,393 for the Frontier Diversified Series, $2,199 for the Frontier Long/Short Commodity Series and $1,115 for the Frontier Masters Series. For the three months ended March 31, 2012, amounts paid or owing the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $10,810 for the Balanced Series, $608 for the Currency Series, $1,470 for the Tiverton/Graham/Transtrend Series, $1,616 for the Winton/Graham Series and $2,389 for the Winton Series.

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

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Tiverton/Graham/Transtrend Series, Currency Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series and Balanced Series (Class 1a and Class 2a only) 20% of the total interest allocated to each Series is paid to the Managing Owner. During the three months ended March 31, 2012, and 2011 the Trust, with respect to the Series, paid $2,014,194 and $2,663,321, respectively, of such interest income to the Managing Owner. Such expenses are not included in the statements of operations of the Series.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $388,634 and $561,139, respectively for the three months ended March 31, 2012 and 2011.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $699,541 and $1,010,051, respectively, for the three months ended March 31, 2012 and 2011.

Bornhoft Group Securities Corporation, a subsidiary of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations. Its results are consolidated with the Managing Owner.

7. Financial Highlights

The following information presents the financial highlights of the Trust, with respect to the Series, for the three months ended March 31, 2012 and 2011.

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2011	$99.40	$103.96	$100.25	$104.83	$136.13	$161.97	$161.96	$121.71	$127.23
Net operating results:
Interest income	0.44	0.47	0.51	0.53	0.70	0.83	0.83	0.62	0.65
Expenses	(1.50)	(1.01)	(1.81)	(1.33)	(3.05)	(2.74)	(2.74)	(2.74)	(2.15)
Net gain/(loss) on investments, net of non-controlling interests	(3.11)	(3.38)	2.00	1.99	0.43	0.82	0.82	0.96	0.84

Net income/(loss)	(4.17)	(3.92)	0.70	1.19	(1.92)	(1.09)	(1.09)	(1.16)	(0.66)

Net asset value, March 31, 2012	$95.23	$100.04	$100.95	$106.02	$134.21	$160.88	$160.87	$120.55	$126.57

Ratios to average net assets (3)
Net investment income/(loss)	-4.26%	-2.08%	-5.22%	-3.06%	-6.50%	4.28%	-4.28%	-6.52%	-4.28%
Expenses before incentive fees	6.05%	3.88%	7.25%	5.09%	8.55%	6.34%	6.34%	8.58%	6.34%
Expenses after incentive fees	6.07%	3.90%	7.25%	5.09%	8.99%	6.77%	6.77%	9.01%	6.78%
Total return before incentive fees (2)	-4.19%	-3.77%	0.70%	4.55%	-1.30%	-0.56%	-0.56%	-0.84%	-0.41%
Total return after incentive fees (2)	-4.20%	-3.77%	0.70%	1.14%	-1.41%	-0.67%	-0.67%	-0.95%	-0.52%

	Balanced Series					Tiverton/Graham/Transtrend Series (1)		Currency Series
	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2011	$124.50	$108.45	$155.02	$128.35	$128.36	$91.02	$111.84	$70.48	$87.61
Net operating results:
Interest income	0.08	0.07	0.09	0.08	0.08	0.04	0.05	0.00	0.00
Expenses	(1.58)	(1.37)	(0.84)	(0.69)	(0.69)	(1.49)	(1.00)	(0.65)	(0.16)
Net gain/(loss) on investments, net of non-controlling interests	(3.88)	(3.28)	(4.85)	(3.90)	(3.90)	0.06	0.03	(2.46)	(3.08)

Net income/(loss)	(5.38)	(4.58)	(5.58)	(4.51)	(4.51)	(1.39)	(0.92)	(3.11)	(3.24)

Net asset value, March 31, 2012	$119.12	$103.87	$149.44	$123.84	$123.85	$89.63	$110.92	$67.37	$84.37

Ratios to average net assets (3)
Net investment income/(loss)	-4.58%	-4.59%	-1.63%	-1.63%	-1.63%	-6.37%	-3.40%	-3.71%	-0.731%
Expenses before incentive fees	4.82%	4.82%	1.87%	1.88%	1.87%	6.56%	3.59%	3.71%	0.73%
Expenses after incentive fees	5.11%	5.12%	2.16%	2.17%	2.16%	6.56%	3.59%	3.71%	0.73%
Total return before incentive fees (2)	-4.25%	-4.15%	-3.53%	-3.44%	-3.44%	-1.53%	-0.82%	-4.41%	-3.70%
Total return after incentive fees (2)	-4.32%	-4.22%	-3.60%	-3.51%	-3.51%	-1.53%	-0.82%	-4.41%	-3.70%

	Winton Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2011	$141.13	$165.82	$104.73	$129.70
Net operating results:
Interest income	0.36	0.42	0.08	0.10
Expenses	(2.07)	(1.20)	(2.05)	(1.56)
Net gain/(loss) on investments, net of non-controlling interests	(1.42)	(1.69)	1.61	1.99

Net income/(loss)	(3.13)	(2.47)	(0.36)	0.53

Net asset value, March 31, 2012	$138.00	$163.35	$104.37	$130.23

Ratios to average net assets (3)
Net investment income/(loss)	-4.86%	-1.89%	-7.55%	-4.54%
Expenses before incentive fees	5.88%	2.91%	7.85%	4.84%
Expenses after incentive fees	5.88%	2.91%	7.85%	4.84%
Total return before incentive fees (2)	-2.22%	-1.49%	-0.34%	0.41%
Total return after incentive fees (2)	-2.22%	-1.49%	-0.34%	0.41%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized
(5)	Formerly the Berkeley/Graham/Tiverton Series.

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2010	$103.58	$106.46	$102.96	$105.81	$132.73	$153.26	$153.26	$117.96	$121.18
Net operating results:
Interest income	0.37	0.39	0.26	0.27	0.55	0.63	0.63	0.49	0.50
Expenses	(2.59)	(2.08)	(2.93)	(2.45)	(5.71)	(5.46)	(5.46)	(5.09)	(4.31)
Net gain/(loss) on investments, net of non-controlling interests	5.20	5.23	2.82	2.79	20.75	24.11	24.10	18.16	18.32

Net income/(loss)	2.98	3.54	0.15	0.61	15.59	19.28	19.27	13.56	14.51

Net asset value, March 31, 2011	$106.56	$110.00	$103.11	$106.42	$148.32	$172.54	$172.53	$131.52	$135.69

Ratios to average net assets (3)
Net investment gain/(loss)	-8.44%	-6.25%	-10.43%	-8.28%	-14.66%	-11.82%	-11.82%	-14.66%	-11.82%
Expenses before incentive fees	5.71%	3.52%	9.87%	7.71%	8.23%	5.38%	5.38%	8.23%	5.38%
Expenses after incentive fees	9.86%	7.67%	11.44%	9.29%	16.21%	13.36%	13.36%	16.21%	13.36%
Total return before incentive fees (2)	3.71%	4.22%	0.49%	0.91%	13.04%	13.62%	13.82%	12.37%	12.96%
Total return after incentive fees (2)	2.69%	3.20%	0.10%	0.52%	11.07%	11.66%	11.85%	10.40%	10.99%

	Balanced Series					Tiverton/Graham/ Transtrend Series (4)		Currency Series
	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2010	$131.95	$116.36	$159.46	$133.66	$133.66	$110.46	$131.73	$79.09	$95.43
Net operating results:
Interest income	0.01	0.01	0.02	0.01	0.01	0.01	0.01	0.34	0.41
Expenses	(2.92)	(2.57)	(2.32)	(1.94)	(1.94)	(1.56)	(0.88)	(1.29)	(0.87)
Net gain/(loss) on investments, net of non-controlling interests	7.33	6.19	8.86	7.11	7.12	(0.28)	(0.36)	(2.55)	(3.09)

Net income/(loss)	4.42	3.63	6.56	5.18	5.19	(1.83)	(1.23)	(3.50)	(3.55)

Net asset value, March 31, 2011	$136.37	$119.99	$166.02	$138.84	$138.85	$108.63	$130.50	$75.59	$91.88

Ratios to average net assets (3)
Net investment gain/(loss)	-8.64%	-8.64%	-5.64%	-5.64%	-5.64%	-5.66%	-2.66%	-5.00%	-2.00%
Expenses before incentive fees	4.19%	4.19%	1.19%	1.19%	1.19%	5.69%	2.69%	6.76%	3.76%
Expenses after incentive fees	8.68%	8.68%	5.68%	5.68%	5.68%	5.69%	2.69%	6.76%	3.76%
Total return before incentive fees (2)	4.39%	4.32%	5.14%	4.84%	4.92%	-1.59%	-0.86%	-4.50%	-3.78%
Total return after incentive fees (2)	3.29%	3.21%	4.03%	3.74%	3.81%	-1.59%	-0.86%	-4.50%	-3.78%

	Winton Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2010	$135.04	$153.99	$119.83	$144.04
Net operating results:
Interest income	0.23	0.27	0.12	0.15
Expenses	(2.47)	(1.68)	(2.12)	(1.49)
Net gain/(loss) on investments, net of non-controlling interests	3.59	4.12	0.84	1.00

Net income/(loss)	1.36	2.71	(1.16)	(0.34)

Net asset value, March 31, 2011	$136.40	$156.70	$118.67	$143.70

Ratios to average net assets (3)
Net investment gain/(loss)	-6.69%	-3.69%	-6.78%	-3.78%
Expenses before incentive fees	5.72%	2.72%	6.68%	3.69%
Expenses after incentive fees	7.38%	4.38%	7.19%	4.19%
Total return before incentive fees (2)	1.42%	2.14%	-0.83%	0.02%
Total return after incentive fees (2)	1.01%	1.73%	-0.96%	-0.11%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of minority interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized
(4)	Formerly the Berkeley/Graham/Tiverton Series.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of March 31, 2012 and December 31, 2011 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts. This activity was performed by affiliated Trading Companies and does not include activity of unaffiliated trading Company investments.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For The Three Months Ended March 31, 2012

Monthly average contracts:

	Bought	Sold
Frontier Long/Short Commodity Series	26,250	23,275
Balanced Series	6,325	8,575
Frontier Masters Series	1,375	700

For The Three Months Ended March 31, 2011

Monthly average contracts:

	Bought	Sold
Frontier Diversified Series	1,000	250
Frontier Long/Short Commodity Series	23,750	16,250
Balanced Series	5,750	6,050
Berkeley/Graham/Tiverton Series	1,250	500
Currency Series	375	3,750
Winton/Graham	3,750	625

The following tables summarize the trading revenues for the three months ended March 31, 2012 and 2011 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2012 (1)

Type of contract	Frontier Long/Short Commodity Series	Frontier Masters Series	Balanced Series
Metals	$(18,715,970)	$716,722	$(1,901,528)
Currencies	(8,498,267)	325,491	(863,556)
Energies	(4,350,150)	166,614	(442,043)
Agriculturals	(6,871,127)	263,170	(698,213)
Interest rates	(12,430,721)	476,107	(1,263,154)
Stock indices	17,151,335	(656,911)	1,742,842

Realized trading income/(loss)(2)	$(33,714,900)	$1,291,193	$(3,425,652)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2012 (1)

Type of contract	Frontier Long/Short Commodity Series	Frontier Masters Series	Balanced Series
Metals	$3,766,803	$(41,417)	$(300,085)
Currencies	18,113,239	(199,158)	(1,443,005)
Energies	6,482,818	(71,280)	(516,459)
Agriculturals	2,012,905	(22,132)	(160,360)
Interest rates	(1,257,357)	13,825	100,168
Stock indices	483,775	(5,319)	(38,540)

Change in unrealized trading income/(loss)(3)	$29,602,183	$(325,481)	$(2,358,281)

(1)	The Frontier Diversified Series, Frontier Masters Series, and Frontier Long/Short Commodity Series participate in trading activities through equity in earnings/(loss) from trading companies. The Balanced Series consolidated Frontier Trading Company XIV, LLC since June 20, 2011, Frontier Trading Company XVII, LLC since September 9, 2011, and Frontier Trading Company XVIII, LLC since October 24, 2011 .. The Frontier Long/Short Series consolidated Frontier Trading Company VII, LLC since September 28, 2011. The Frontier Masters Series consolidated Frontier Trading Company XXI, LLC since March 1, 2011.
(2)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures, forwards and options.
(3)	Amounts recorded in the Statements of Operations under Net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2011 (1)

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2011 (1)

Type of contract	Frontier Masters Series	Balanced Series	Currency Series
Metals	$71,235	$(2,273,274)	$—
Currencies	384	(9,266,331)	(5,778)
Energies	23,360	591,534	—
Agriculturals	43,275	(2,103,406)	—
Interest rates	(212,850)	(562,730)	—
Stock indices	704,907	(1,152,632)	—

Change in unrealized trading income/(loss)(3)	$630,311	$(14,766,839)	$(5,778)

Type of contract	Winton/Graham Series
Metals	$(294,519)
Currencies	(945,878)
Energies	104,003
Agriculturals	(237,561)
Interest rates	317,143
Stock indices	215,605

Change in unrealized trading income/(loss)(3)	$(841,207)

(1)	The Frontier Diversified Series, and Winton Series participate in trading activities through equity in earnings/(loss) from trading companies. The Frontier Diversified Series, Balanced Series and Long/Short Series participate in trading activities through equity in earnings(loss) from the aforementioned deconsolidated trading companies.
(2)	In the Statements of Operations under Net realized gain(loss) on futures and forwards.
(3)	In the Statements of Operations under Net change in open trade equity (deficit), at fair value.

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

11. Subsequent Events

None.

The Frontier Fund

Consolidated Statements of Financial Condition

March 31, 2012 and December 31, 2011

	3/31/2012	12/31/2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$7,672,040	$27,452,803
U.S. Treasury securities, at fair value	62,504,582	78,760,003
Custom time deposits	335,997,164	358,276,083
Receivable from futures commission merchants	164,860,123	160,366,935
Open trade equity, at fair value	15,070,714	—
Swap contracts, at fair value	24,282,681	24,211,688
Investments in Berkeley Quantitative Colorado Fund, LLC at fair value	—	6,270,844
Prepaid service fees	235,666	310,430
Interest receivable	292,761	1,088,724
Receivable from related parties	432,458	—
Other assets	111,335	96,247

Total Assets	$611,459,524	$656,833,757

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—	$6,556,700
Options written, at fair value	2,455,992	3,336,326
Pending owner additions	518,979	384,457
Owner redemptions payable	930,287	3,387,126
Incentive fees payable to Managing Owner	115,105	1,844,116
Management fees payable to Managing Owner	1,115,148	1,120,495
Interest payable to Managing Owner	670,538	717,850
Trading fees payable to Managing Owner	705,955	715,113
Trailing service fees payable to Managing Owner	757,851	806,690
Payables to related parties	—	1,733
Other liabilities	49,358	16,608

Total Liabilities	7,319,213	18,887,214

CAPITAL
Managing Owner Units	6,356,397	6,538,575
Limited Owner Units	597,783,914	631,407,968

Total Owners’ Capital	604,140,311	637,946,543

Total Liabilities and Capital	$611,459,524	$656,833,757

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Condensed Schedule of Investments

March 31, 2012

(Unaudited)

Description	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(2,164,369)	-0.36%
Various base metals futures contracts (Europe)	(3,211,328)	-0.53%
Various currency futures contracts (U.S.)	(501,038)	-0.08%
Various currency futures contracts (Canada)	—	0.00%
Various currency futures contracts (Europe)	103,523	0.02%
Various currency futures contracts (Far East)	—	0.00%
Various energy futures contracts (U.S.)	13,472,918	2.23%
Various energy futures contracts (Europe)	8,980,240	1.49%
Various energy futures contracts (Far East)	(3,289)	0.00%
Various interest rates futures contracts (U.S.)	(57,171)	-0.01%
Various interest rates futures contracts (Canada)	(145,188)	-0.02%
Various interest rates futures contracts (Europe)	2,083,541	0.34%
Various interest rates futures contracts (Far East)	188,908	0.03%
Various precious metals futures contracts (U.S.)	(193,840)	-0.03%
Various precious metals futures contracts (Far East)	(19,530)	0.00%
Various soft futures contracts (U.S.)	81,654	0.01%
Corn Settling 12/1/12 (Number of Contracts: 1,350)	(7,040,541)	-1.17%
Various soft futures contracts (Europe)	49,161	0.01%
Various soft futures contracts (Far East)	44,936	0.01%
Various stock index futures contracts (U.S.)	2,961,538	0.49%
Various stock index futures contracts (Canada)	(11,194)	0.00%
Various stock index futures contracts (Europe)	(2,157,066)	-0.36%
Various stock index futures contracts (Far East)	771,240	0.13%

Total Long Futures Contracts	13,233,105	2.19%

OPTIONS PURCHASED *	12,696,704	2.10%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (US)	2,214,212	0.34%
Various base metals futures contracts (Europe)	4,193,374	0.69%
Various currency futures contracts (US)	(85,842)	-0.01%
Various currency futures contracts (Canada)	—	0.00%
Various currency futures contracts (Europe)	(729,938)	0.12%
Various currency futures contracts (Far East)	(2,756)	0.00%
Various energy futures contracts (US)	2,331,706	0.39%
Various energy futures contracts (Europe)	(3,613,583)	-0.60%
ICE Brent Crude Oil Settling 12/1/12 (Number of Contracts: 1,245)	(15,272,920)	-2.53%
Various energy futures contracts (Far East)	—	0.00%
Various interest rates futures contracts (US)	(995,085)	-0.16%
Various interest rates futures contracts (Canada)	(39,952)	-0.01%
Various interest rates futures contracts (Europe)	(67,997)	-0.01%
Various interest rates futures contracts (Far East)	(468,114)	-0.08%
Various precious metals futures contracts (US)	(67,911)	-0.01%
Various soft futures contracts (US)	4,497,630	0.74%
Various soft futures contracts (Europe)	120,382	0.02%
Various soft futures contracts (Far East)	—	0.00%
Various stock index futures contracts (US)	36,989	0.01%
Various stock index futures contracts (Canada)	(1,430)	0.00%
Various stock index futures contracts (Europe)	113,298	0.02%
Various stock index futures contracts (Far East)	(54,030)	-0.01%

Total Short Futures Contracts	(7,891,967)	-1.31%

CURRENCY FORWARDS *	(2,967,128)	-0.49%

Total Open Trade Deficit	$15,070,714	2.49%

OPTIONS WRITTEN *	$(2,455,992)	-0.41%

SWAPS (1)
Total Return Option Basket Swap (Termination date 11/6/12)	24,282,681	4.02%

Total Swaps	$24,282,681	4.02%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value
$21,500,000.00 US Treasury Note 3.875% due 02/15/2013 (Cost $22,457,422)	$22,177,790	3.67%
$36,700,000.00 US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039)	40,326,792	6.68%

	$62,504,582	10.35%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Condensed Schedules of Investments

December 31, 2011

Description	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(1,511,157)	-0.24%
Various base metals futures contracts (Europe)	(4,401,353)	-0.69%
Various currency futures contracts (U.S.)	891,115	0.14%
Various currency futures contracts (Canada)	—	0.00%
Various currency futures contracts (Europe)	353,570	0.06%
Various currency futures contracts (Far East)	—	0.00%
Various energy futures contracts (U.S.)	(13,430,017)	-2.11%
Various energy futures contracts (Europe)	(3,481,430)	-0.55%
Various interest rates futures contracts (U.S.)	1,352,108	0.21%
Various interest rates futures contracts (Canada)	78,923	0.01%
Various interest rates futures contracts (Europe)	4,207,802	0.66%
Various interest rates futures contracts (Far East)	666,559	0.10%
Various precious metals futures contracts (U.S.)	(1,105,701)	-0.17%
Silver @ COMEX Settling 12/1/13 (Number of Contracts: 152)	(11,121,080)	-1.74%
Various precious metals futures contracts (Europe)	—	0.00%
Various soft futures contracts (U.S.)	(8,190,181)	-1.28%
Various soft futures contracts (Europe)	(3,750)	0.00%
Various soft futures contracts (Canada)	—	0.00%
Various stock index futures contracts (U.S.)	483,160	0.08%
Various stock index futures contracts (Canada)	5,579	0.00%
Various stock index futures contracts (Europe)	252,897	0.04%
Various stock index futures contracts (Far East)	(187,635)	-0.03%

Total Long Futures Contracts	(35,140,591)	-5.51%

OPTIONS PURCHASED *	11,933,138	1.87%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (US)	1,266,138	0.20%
Various base metals futures contracts (Europe)	5,601,385	0.88%
Various currency futures contracts (US)	70,134	0.01%
Various currency futures contracts (Canada)	—	0.00%
Various currency futures contracts (Europe)	851,771	0.13%
Various currency futures contracts (Far East)	3,727	0.00%
Various energy futures contracts (US)	(423,746)	-0.07%
Various energy futures contracts (Europe)	3,495,760	0.55%
Various energy futures contracts (Far East)	(1,195)	0.00%
Various interest rates futures contracts (US)	(1,533,678)	-0.24%
Various interest rates futures contracts (Canada)	4,052	0.00%
Various interest rates futures contracts (Europe)	(134,928)	-0.02%
Various interest rates futures contracts (Far East)	(94,959)	-0.01%
Various precious metals futures contracts (US)	3,257,794	0.51%
Various soft futures contracts (US)	3,561,139	0.56%
Various soft futures contracts (Europe)	575,766	0.09%
Various soft futures contracts (Far East)	(29,121)	0.00%
Various stock index futures contracts (US)	(2,153)	0.00%
Various stock index futures contracts (Canada)	(27,463)	0.00%
Various stock index futures contracts (Europe)	(398,770)	-0.06%
Various stock index futures contracts (Far East)	137,100	0.02%

Total Short Futures Contracts	16,178,751	2.52%

CURRENCY FORWARDS *	472,001	0.07%

Total Open Trade Equity	$(6,556,700)	-1.05%

OPTIONS WRITTEN*	(3,336,326)	-0.52%

SWAPS (1)	$6,504,931	1.02%
Total Return Option Basket Swap (Termination date 11/6/12)	17,706,757	2.78%

Total Swaps	$24,211,688	3.80%

Investment in Berkeley Quantitative Colorado Fund LLC (Cost of $8,487,603)	$6,270,844	0.98%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value
$36,500,000.00 US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$37,943,670	5.95%
$36,700,000.00 US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	40,816,333	6.40%

	$78,760,003	12.35%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statements of Operations

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	3/31/2012	3/31/2011
Investment income:
Interest - net	$1,550,705	$1,468,919

Total Income	1,550,705	1,468,919

Expenses:
Incentive Fees	283,700	8,205,722
Management Fees	3,276,488	4,214,002
Service Fees - Class 1	2,808,189	4,480,450
Trading Fees	2,048,034	2,457,379

Total Expenses	8,416,411	19,357,553

Investment income/(loss) - net	(6,865,706)	(17,888,634)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(29,734,078)	(21,446,702)
Net change in open trade equity/(deficit)	21,527,670	69,384,996
Net realized gain/(loss) on swap contracts	(525,237)	2,887,137
Net unrealized gain/(loss) on swap contracts	596,229	(3,720,399)
Net realized gain/(loss) on U.S. Treasury securities	362,772	—
Net unrealized gain/(loss) on U.S. Treasury securities	(1,008,977)	(650,680)
Trading commissions	(1,922,612)	(2,312,788)
Net increase from payments by managing owner	—	—
Change in fair value of investments in unconsolidated trading companies	—	—
Net realized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	(2,172,987)	—
Net unrealized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	2,080,986	397,671

Net gain/(loss) on investments	(10,796,234)	44,539,235

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(17,661,940)	26,650,601

Less: Operations attributable to non-controlling interests	—	4,926

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(17,661,940)	$26,645,675

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statement of Changes in Owners’ Capital

For the Three Months Ended March 31, 2012 (Unaudited)

	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2011	$6,538,575	$631,407,968	$637,946,543

Sale of Units	—	20,774,522	20,774,522
Redemption of Units	—	(36,918,814)	(36,918,814)
Net increase/(decrease) in Owners’ Capital resulting from operations	(182,178)	(17,479,762)	(17,661,940)

Owners’ Capital, March 31, 2012	$6,356,397	$597,783,914	$604,140,311

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	2012	2011
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(17,661,940)	$26,650,601
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities :
Change in:
Net change in open trade equity	(21,627,414)	(61,849,946)
Net change in options written, at fair value	(880,333)	(12,537,554)
Net unrealized gain/(loss) on swap contracts	(596,229)	(3,720,399)
Net realized gain/(loss) on swap contracts	525,237	2,887,137
Net unrealized gain/(loss) on U.S . Treasury securities	1,008,977	650,680
Net realized gain/(loss) on U.S . Treasuries securities	(362,772)	—
Net realized gain/(loss) on investment in Berkeley Colorado Quantitative Fund LLC	2,172,987	—
Net unrealized gain/loss on investment in Berkeley Colorado Quantitative Fund LLC	(2,080,986)	(397,671)
(Purchases ) sales of:
Sales of swap contracts	—	28,832,144
(Purchases) of swap contracts	—	—
Sales of U.S . Treasury securities	15,609,216	4,310,774
(Purchases ) of U.S . Treasury securities	—	(4,183,575)
Sales of custom time deposits	22,278,919	—
(Purchases ) of custom time deposits	—	(3,553,217)
Sales of certificates of deposit	—	—
Sales of Berkeley Colorado Quantitative Fund LLC	6,178,843	—
(Purchases ) of Berkeley Colorado Quantitative Fund LLC	—	—
Increase and/or decrease in:
Receivable from futures commission merchants	(4,493,188)	41,250,935
Control of ownership of trading companies	—	—
Contributions to trading companies	—	—
Distributions from trading companies	—	(1,344)
Prepaid service fees	74,764	67,034
Interest receivable	795,963	730,547
Receivable from related parties	(432,458)	—
Other assets	(15,089)	(6,056)
Incentive fees payable to Managing Owner	(1,729,011)	(101,251)
Management fees payable to Managing Owner	(5,347)	185,749
Interest payable to Managing Owner	(47,312)	(130,237)
Trading fees payable to Managing Owner	(9,158)	142,580
Trailing service fees payable to Managing Owner	(48,839)	(35,606)
Payables to related parties	(1,733)	110,254
Other liabilities	32,749	(25,347)

Net cash provided by (used in) operating activities	(1,314,154)	19,276,232

Cash Flows from Financing Activities:
Proceeds from sale of capital	20,774,522	29,791,843
Payment for redemption of capital	(36,918,814)	(34,413,602)
Pending owner additions	134,522	319,593
Redemptions payable	(2,456,839)	(444,855)

Net cash provided by (used in) financing activities	(18,466,609)	(4,747,021)

Net increase (decrease) in cash and cash equivalents	(19,780,763)	14,529,211
Cash and cash equivalents, beginning of period	27,452,803	17,992,550

Cash and cash equivalents, end of period	$7,672,040	$32,521,761

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Notes to Consolidated Financial Statements

1. Organization and Purpose

The Frontier Fund, which is referred to in this report as “the Trust,” was formed on August 8, 2003, as a Delaware statutory trust. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest (the “Units”) pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). It is managed by its Managing Owner, Equinox Fund Management, LLC.

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

The Trust has eight (8) separate and distinct Series of Units issued and outstanding: Frontier Diversified Series, Frontier Masters Series, Frontier Long/Short Commodity Series, Balanced Series, Tiverton/Graham/Transtrend Series (formerly Berkeley/Graham/Tiverton Series), Currency Series, Winton Series and Winton/Graham Series (each a “Series” and collectively, the “Series”). The Trust financial statements are comprised of unitized Series which are consolidated into the Trust financial statements. However, the consolidated Trust does not issue units.

In addition to the above eight (8) Series of the Trust, a separate and distinct TBG Institutional Series (“TBGI”) is a private offering under the Trust made only pursuant to exemptions provided by Section 4(2) of the Securities Act, Rule 506 promulgated there under, and applicable state securities laws. As part of the Trust, TBGI’s financial position and results of operations are included in the Consolidated Financial Statements of the Trust and it participates pari passu in the trading results and other activities of the Trust through investments in the Trading Companies. TBGI commenced operations on January 20, 2012. As a private offering the Managing Owner has determined that TBGI’s position and results of operations are not required to be presented separately within the Consolidated Financial Statements of the Trust.

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

As of March 31, 2012 and December 31, 2011, the Trust, with respect to the Frontier Diversified Series, Frontier Dynamic Series, Frontier Masters Series, Tiverton/Graham/Transtrend Series, Currency Series, Long Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Balanced Series, and Frontier Long/Short Commodity Series separates Units into six separate Classes – Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of certificates of deposit, custom time deposits and U.S. Treasury securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

Each Series of the Trust may invest a portion of its assets in a single Trading Company or in several different Trading Companies and may have multiple Trading Advisors that manage the assets invested in such Trading Companies.

In November 2010, the Tiverton/Graham/Transtrend Series of the Trust invested a portion of its assets in Berkeley Quantitative Colorado Fund LLC, an unaffiliated company, managed by an affiliate of Berkeley Quantitative L.P. Through this investment, Berkeley Quantitative L.P. became a commodity trading advisor to the Trust. The investment was liquidated March 20, 2012

During July, 2011, Currency Series of the Trust liquidated its interest in an option basket and realized a decrease in fair value greater than had previously been recorded as unrealized loss. The Managing Owner determined to make a onetime administrative adjustment by payment to the Currency Series of $390,589 to reimburse the effect of the loss on the investors in the series, exclusive of the inter-series payables’ interests, recorded in the Consolidated Statements of Operations as Net increase from payments by managing owner.

During July, 2011, Frontier Dynamic Series ceased trading operations and liquidated all positions and investor accounts. The Series is closed as of March 31, 2012.

During December, 2011, Long Only Commodity Series and Managed Futures Index Series ceased trading operations and liquidated all positions and investor accounts. The Series are closed as of March 31, 2012.

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

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2011 Annual report on Form 10-K as filed with the SEC.

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

Investment in Berkeley Quantitative Colorado Fund LLC - The Tiverton/Graham/Transtrend Series of the Trust had an investment in the Berkeley Quantitative Colorado Fund LLC. The Berkeley Quantitative Colorado Fund LLC began operations on November 1, 2010. The Berkeley Quantitative Colorado Fund LLC was not consolidated into the financial statements of the Trust because the Trust has no control or transparency over the operations of the fund. This investment was shown on the consolidated statements of financial condition with the change in fair value shown in net unrealized gain/(loss) on the Berkeley Quantitative Colorado Fund LLC. This investment was liquidated on March 20, 2012.

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

Custom Time Deposits— Custom time deposits are structured deposit agreements with U.S. Bank National Association that earn a guaranteed fixed interest rate between 2.17% and 3.75% , mature nine months from the deposit date and are subject to automatic six-month rollovers through October 2015. Custom time deposits were purchased on September 15, 2009, October 21, 2008 and October 30, 2008. Interest is paid monthly or at least every nine months. Unscheduled withdrawals will be subject to certain penalties and other costs of up to 1.0% of the amount deposited if withdrawn within the first nine months from the deposit date. The withdrawal fee is set at 0.225% for the period from nine months to one year subsequent to the deposit date and decreases by .05% increments for each year thereafter through the maturity date. In May 2011, July 2011, August 2011 and January 2012, the Trust redeemed approximately $25 million, $25 million, $50 million and $25 million, respectively, in custom time deposits held with U.S. Bank N.A which represented a full liquidation of the 2.17% investment tranche and an additional $25 million of the 3.17% tranche. Custom time deposits are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. The Trust values the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.50 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to ASC 820.

Credit Default Swaps—The Trust invested in credit default swaps for the purpose of mitigating part of the risk of concentration of deposits with U.S. Bank National Association to other major financial institutions. See Note 4. Credit Default Swaps were reported at fair value based upon daily valuations provided by a third party pricing service. The Trust recorded the daily change in fair value in the consolidated statements of operations as net unrealized gain/(loss) on swap contracts. All Credit Default Swaps had expired as of March 31, 2012.

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

Payments by the Managing Owner—The Managing Owner may make discretionary payments to the Trust related to a variety of factors, including investment losses to reimburse the effect of a loss on a portfolio investment which has been caused by a situation outside the Trust’s, or it’s affiliates’, direct control. Such payments will be made on a discretionary basis and will be disclosed in the consolidated statement of operations as a net increase from payments by managing owner. These payments are in accordance with the Trust agreement on a discretionary basis as determined by the Managing Owner.

Investments and Swaps—The Trust records investment transactions on a trade date basis and all investments are recorded at fair value in its financial statements, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the consolidated statements of operations. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates corroborated by management and a third party pricing service. The third party pricing service utilizes a Black Scholes pricing model with input adjustments factoring in volatility and liquidity of the instruments. Swap contracts are reported utilizing Level 3 Inputs. The significant unobservable inputs used in the fair value measurement of the Trust, with respect to the Series, Swap contracts are asset liquidity, debt valuation, credit risk, volatility, market risk, distributions, dividends, risk premiums, and other risk management tools. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. All valuation processes are monitored by the valuation committee of the Managing Owner.

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the years ended December 31, 2011 and 2010. The 2008 through 2011 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

In May 2011, the FASB issued ASU No. 2011-04 which provides guidance pertaining to fair value measurement that included a common definition of fair value and information to assist reporting entities to measure and disclose fair value with regards to U.S. GAAP and International Financial Reporting Standards (“IFRS”) convergence issues. This guidance became effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. Adoption of ASU 2011-04 on January 1, 2012 did not have a material impact on the Series’ statements of financial condition, results of operations and cash flows.

Recently Issued Accounting Pronouncements—In November of 2011, FASB issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January, 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Our effective date is January 1, 2013. The adoption of this guidance is not expected to have a material impact on the financial positions or results of operations.

Subsequent Events—The Trust follows the provisions of ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and up through the date the financial statements are issued. Refer to Note 10.

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

The Trust uses the following methodologies to value instruments within its financial asset portfolio at fair value:

Trading Securities. These instruments include U.S. Treasury securities and open trade equity positions (futures contracts) that are actively traded on public markets with quoted pricing for corroboration. U.S. Treasury securities, futures contracts, and currency forwards are reported at fair value using Level 1 inputs. Trading securities instruments further include open trade equity positions (trading options) that are quoted prices for identical or similar assets that are not traded on active markets. Trading options are reported at fair value using Level 2 inputs.

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Each Series also owned a portion of the Credit Default Swaps (“CDS”) based upon ownership percentages of the cash management pool. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates utilizing Level 3 Inputs corroborated by management through the use of a third party pricing service. The third party pricing service utilizes a Black Scholes pricing model with significant unobservable input adjustments. The significant unobservable inputs used in the fair value measurement include measurements of asset liquidity, debt valuation, credit risk, volatility, market risk, distributions, dividends, risk premiums, and other risk management tools. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. All valuation processes are monitored by the valuation committee of the Managing Owner.

Investment in the Berkeley Quantitative Colorado Fund LLC. Investment in Berkeley Quantitative Colorado Fund LLC was valued based on the daily net asset value as reported by the managing member of the Berkeley Quantitative Colorado Fund LLC. The reported net asset value represented fair value based on observable data such as ongoing redemption and/or subscription activity, which was reported as a Level 2 input. This investment was liquidated on March 20, 2012.

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$5,341,138	$9,729,576	$—	$15,070,714
Swap Contracts	—	—	24,282,681	24,282,681
U.S. Treasury Securities	62,504,582	—	—	62,504,582
Written Options	—	(2,455,992)	—	(2,455,992)

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$(18,489,839)	$11,933,138	$—	$(6,556,701)
Swap Contracts	—	—	24,211,688	24,211,688
U.S. Treasury Securities	78,760,003	—	—	78,760,003
Written Options	—	(3,336,325)	—	(3,336,325)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations.

For The Three Months
Ended March 31, 2012
Balance of recurring Level 3 assets as of January 1, 2012	$24,211,688
Total gains or losses (realized/unrealized):
Included in earnings-realized	(525,237)
Included in earnings-unrealized	596,230
Purchases of investments	—
Sales of investments	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of March 31, 2012	$24,282,681

For The Year Ended
December 31, 2011
Balance of recurring Level 3 assets as of January 1, 2011	$104,877,949
Total gains or losses (realized/unrealized):
Included in earnings-realized	(9,630,838)
Included in earnings-unrealized	(11,724,468)
Purchases of investments	7,004,112
Sales of investments	(66,705,656)
Transfers in and/or out of Level 3	—
Net increase in payments from Managing Owner	390,589

Balance of recurring Level 3 assets as of December 31, 2011	$24,211,688

The Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three month period ended March 31, 2012, the Trust transferred currency forwards from Level 1 assets to Level 2 assets.

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

The Trust invests in Credit Default Swaps (“CDS”) with highly-rated counterparties as part of its portfolio. CDSs are over-the-counter investment instruments designed to mitigate counterparty risk and generally pay upon the happening of a credit default of a counterparty. The CDS were allocated to each Series based on their percentage ownership in the pooled cash management assets at U.S. Bank National Association as of the reporting date. All Credit Default Swaps had expired as of March 31, 2012.

The Trust’s investment in Swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. The Swaps serve to diversify the investment holdings of the Trust and to provide access to programs and advisors that would not be otherwise available to the Trust, and are not used for hedging purposes.

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of March 31, 2012 and December 31, 2011, approximately 5.0% of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

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

The Trust has invested in the following Swaps as of and for the three months ended March 31, 2012:

	Credit Default Swap	Credit Default Swap	Option Basket	Option Basket
Counterparty	BNP Paribas	Societe Generale	Company A	Deutsche Bank
Notional Amount	$0	$0	$14,973,637	$23,551,287
Termination Date	3/20/2012	3/20/2012	11/6/2012	6/30/2016
Investee Returns	On Default	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$(407,283)	$(117,954)	$—	$—

Unrealized Gain/(Loss)	$(215,874)	$117,954	$1,026,705	$(332,556)

Fair Value as of 3/31/2012	$—	$—	$18,733,465	$5,549,216

The Trust has invested in the following Swaps as of and for the year ended December 31, 2011:

	Credit Default Swap	Credit Default Swap	Option Basket	Option Basket
Counterparty	BNP Paribas	Societe Generale	Company A	Deutsche Bank
Notional Amount	$623,160	$0	$14,129,540	$23,551,287
Termination Date	3/20/2012	3/20/2012	11/6/2012	6/30/2016
Investee Returns	On Default	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$6,689,123	$—

Unrealized Gain/(Loss)	$213,160	$(120,458)	$(18,838,844)	$(368,228)

Fair Value as of 12/31/2011	$623,159	$—	$17,706,757	$5,881,772

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

Expenses

Management Fees—Each Series of the Trust pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets attributable to such Series (including notional assets), calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series, 2.0% for the Winton Series, Currency Series, Long Only Commodity Series, Frontier Long/Short Commodity Series Class 1 a and Class 2a, Managed Futures Index Series, Frontier Diversified Series, Frontier Dynamic Series and Frontier Masters Series, 2.5% for the Winton/Graham Series and Tiverton/Graham/Transtrend Series, and 3.5% for the Frontier Long/Short Commodity Series Class 1 and Class 2. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

Trading Fees—In connection with each Series’ trading activities of the Trust, the Frontier Long/Short Commodity Series (Classes 1, 2 and 3), Balanced Series, Currency Series, Tiverton/Graham/Transtrend Series, Long/Only Commodity Series, Managed Futures Index Series, Winton Series and Winton/Graham Series pays to the Managing Owner a trading fee, or FCM Fee, up to 0.75% of such Series’ NAV, calculated daily. The Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series (Classes 1a and 2a) and Frontier Masters Series pays to the Managing Owner a trading fee, or FCM Fee, up to 2.25% and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees—Some Series of the Trust pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series, Winton/Graham Series, Berkeley/Graham/Tiverton Series, Currency Series and Frontier Long/Short Commodity Series may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Balanced Series or the Frontier Long/Short Commodity Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Balanced Series and the Frontier Diversified Series and 20% for the Winton Series, Currency Series, Winton/Graham Series, Tiverton/Graham/Transtrend Series, Frontier Long/Short Commodity Series, Frontier Dynamic Series and Frontier Masters Series. There is no incentive fee for the Long Only Commodity Series or the Managed Futures Index Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Service Fees—In addition, with respect to Class 1 and Class 1a Units of each Series of the Trust, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee at an annualized rate, as described in more detail above, which the Managing Owner pays to selling agents of the Trust.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the three months ended March 31, 2012, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $6,707. For the three months ended March 31, 2012, amounts paid or owing the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $16,893.

For the year ended December 31, 2011, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $2,910. For the year ended December 31, 2011, amounts paid or owed to the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $108,041.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Berkeley/Graham/Tiverton Series, Currency Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series and Managed Futures Index Series 20% of the total interest allocated to each Series is paid to the Managing Owner. During the three months ended March 31, 2012, and 2011 the Trust paid $2,014,194 and $2,663,321, respectively, of such interest income to the Managing Owner. Such expenses are not included in the statements of operations of the Series.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $388,634 and $561,139, respectively for the three months ended March 31, 2012 and 2011.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $699,541 and $1,010,051, respectively, for the three months ended March 31, 2012 and 2011.

Bornhoft Group Securities Corporation, a subsidiary of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations. Its results are consolidated with the Managing Owner.

6. Financial Highlights

The following information presents the financial highlights of the Trust for the three months ended March 31, 2012 and 2011. This data has been derived from the information presented in the financial statements.

	2012	2011
Ratios to average net assets
Net investment income (loss) (1)	-4.43%	-1.99%
Expenses before incentive fees (1)	-5.25%	-5.00%
Expenses after incentive fees (1)	-5.44%	-8.68%
Total return before incentive fees	-2.80%	3.88%
Total return after incentive fees	-2.84%	2.97%

(1)	Annualized

The Trust financial highlights are calculated based upon the Trust’s financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

7. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of March 31, 2012 and December 31, 2011 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the three months ended March 31, 2012 and 2011, the monthly average of futures contracts bought was approximately 33,950 and 35,875, respectively and sold was approximately 32,250 and 27,425, respectively. The following tables summarize the trading revenues for the three months ended March 31, 2012 and 2011 by contract:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2012 (1)

Type of contract
Metals	$(16,504,940)
Currencies	(7,495,517)
Energies	(3,836,856)
Agriculturals	(6,060,371)
Interest rates	(10,963,963)
Stock indices	15,127,571

Realized trading income/(loss)(1)	$(29,734,078)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2012 (2)

Type of contract
Metals	$2,739,341
Currencies	13,172,537
Energies	4,714,516
Agriculturals	1,463,850
Interest rates	(914,391)
Stock indices	351,817

Change in unrealized trading income/(loss)(2)	$21,527,670

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2011 (1)

Type of contract
Metals	$(4,598,506)
Currencies	(15,079,624)
Energies	(1,680,638)
Agriculturals	(5,798,444)
Interest rates	6,598,460
Stock indices	(887,950)

Realized trading income/(loss)(1)	$(21,446,702)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2011 (2)

Type of contract
Metals	$4,953,760
Currencies	61,292,532
Energies	(1,437,794)
Agriculturals	3,195,384
Interest rates	916,874
Stock indices	464,240

Change in unrealized trading income/(loss)(2)	$69,384,996

(1)	In the Consolidate Statement of Operations under net realized gain/(loss) on futures, forwards and options
(2)	In the Consolidate Statement of Operations under net change in open trade equity (deficit), at fair value.

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

9. Indemnifications

The Trust has entered into agreements which provide for the indemnification of futures clearing brokers and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or bad faith. The Trust has had no prior claims or payments pursuant to these agreements. The Trust’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. However, based on experience the Trust expects the risk of loss to be remote.

10. Subsequent Events

None.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and tables should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this quarterly report and our 2011 Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of March 31, 2012, the Trust had eight separate Series of Units issued and outstanding: the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Tiverton/Graham/Transtrend Series, Currency Series, Winton Series and Winton/Graham Series. Each Series of Units has between three and six separate classes issued and/or outstanding—Class 1, Class 2, Class 3, Class 1a, Class 2a, and Class 3a.

Critical Accounting Policies and Estimates

The financial statements of the Trust in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Trust’s financial position and results of operations. The financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”). These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update the Trust’s 2011 Annual Report on Form 10-K (“Form 10-K”). These financial statements do not include all of the information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods. Accordingly, they should be read in conjunction with the financial information contained in the Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of results that may be expected for the full year or any future period.

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

Selection and Replacement of Trading Advisors

The managing owner is responsible for the selection, retention and termination of the trading advisors and swap reference trading programs on behalf of each series. The actual allocation among trading advisors for each series will vary based upon the relative trading performance of the trading advisors and/or reference programs, and the managing owner may otherwise vary such percentages from time to time in its sole discretion. The managing owner will adjust its allocations and rebalance the portfolio of any series among trading advisors to maintain weightings that it believes will most likely achieve capital growth within the investment guidelines of the relevant series.

The managing owner utilizes certain quantitative and qualitative analysis in connection with the identification, evaluation and selection of the trading advisors. The managing owner’s proprietary and commercial analytical software programs and comprehensive trading advisor database provide the quantitative basis for the trading advisor selection, portfolio implementation process, and ongoing risk management, monitoring, and review.

In 1983, Richard Bornhoft, the Chief Investment Officer of the managing owner, began compiling its proprietary database of the leading United States and internationally based alternative investment programs. Trading advisors are monitored and performance data is entered on a daily, monthly, quarterly or bi-annual basis according to internal ranking systems.

The managing owner’s research department is continually refining ways to assimilate vast amounts of trading advisor performance data and due-diligence information. The proprietary and commercial database of alternative investment programs is always increasing. Research team members regularly interact with trading advisors throughout the due diligence and monitoring process. Only those programs that have met strict quantitative and qualitative review are considered as potential managers of client assets. Following is a summary of the quantitative and qualitative analysis:

Quantitative Analysis

The managing owner’s analytical software system applies a variety of statistical measures towards the evaluation of current and historical advisor performance data. Statistical measures include but are not limited to: (1) risk/reward analysis, (2) time window analysis, (3) risk analysis, (4) correlation analysis, (5) statistical overlays and (6) performance cycle analysis.

Qualitative Analysis

Although quantitative analysis statistically identifies the top performing trading advisors, qualitative analysis plays a major role in the trading advisor evaluation and final selection process. Each trading advisor in the managing owner’s top decile universe initially undergoes extensive qualitative review by the managing owner’s research department, as well as continual monitoring. This analysis generally includes, but is not limited to: (1) preliminary information and due diligence, (2) background review, (3) onsite due diligence, (4) extensive due diligence questionnaires and (5) written review and periodic updates. This information allows a thorough review of each trading advisor’s trading philosophy, trading systems and corporate structure.

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

The trading system of each of the major commodity trading advisors used by the Trading Companies is as follows:

Major Commodity Trading Advisor	Trading System Style
Beach Horizon LLP	Discretionary/Systematic
Cantab Capital Partners LLP	Discretionary/Systematic
Global Advisors (Jersey) Limited	Discretionary/Systematic
Graham Capital Management, L.P.	Discretionary/Systematic
Mesirow Financial Commodities Management, LLC	Discretionary/Systematic
Quantitative Investment Management, LLC	Discretionary/Systematic
QuantMetrics Capital Management LLP	Discretionary/Systematic
Red Oak Commodity Advisors, Inc.	Discretionary/Systematic
Rosetta Capital Management, LLC	Discretionary/Systematic
Skyline Management, Inc.	Discretionary/Systematic
Tiverton Trading	Discretionary/Systematic
Transtrend B.V.	Discretionary/Systematic
Winton Capital Management Ltd.	Discretionary/Systematic

As of March 31, 2012, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

	Allocation as of March 31, 2012 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
Advisor	Frontier Diversified Series	Frontier Long/Short Commodity Series	Frontier Masters Series	Balanced Series	Tiverton/ Graham/ Transtrend Series*	Winton Series	Winton/ Graham Series
Beach Horizon LLP	5%	14%	—	4%	—	—	—
Cantab Capital Partners LLP	11%	—	24%	10%	—	—	—
Global Advisors (Jersey) Limited	—	15%	—	—	—	—	—
Graham Capital Management, L.P.	4%	—	—	—	41%	—	59%
Mesirow Financial Commodities Management, LLC	—	13%	—	—	—	—	—
Quantitative Investment Management, LLC	14%	—	—	17%	—	—	—
QuantMetrics Capital Management LLP	5%	—	—	—	—	—	—
Red Oak Commodity Advisors, Inc.	—	14%	—	—	—	—	—
Rosetta Capital Management, LLC	—	9%	—	—	—	—	—
Skyline Management, Inc.	—	9%	—	—	—	—	—
Tiverton Trading	18%	—	21%	17%	40%	—	—
Transtrend B.V.	—	—	32%	—	18%	—	—
Winton Capital Management Ltd.	13%	—	22%	13%	—	100%	41%

*	As of February 29, 2012, Berkeley Quantitative L.P. no longer provides trading advisory services to The Frontier Fund or any trading company managed by the Managing Owner of The Frontier Fund, and as of March 1, 2012 the Berkeley/Graham/Tiverton Series of The Frontier Fund was renamed Tiverton/Graham/Transtrend Series.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At March 31, 2012, cash deposited at the clearing brokers was $93,698,529 for the Balanced Series, $21,873,657 for the Frontier Long/Short Commodity Series and $5,928,797 for the Frontier Masters Series. At December 31, 2011, cash deposited at the clearing brokers was $74,736,294 for the

Balanced Series, $47,822,021 for the Frontier Long/Short Commodity Series and $5,107,749 for the Frontier Masters Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Tiverton/Graham/Transtrend Series, Currency Series, and Winton/Graham Series. For the Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series, Frontier Long/Short Commodity Series and Managed Futures Index Series, 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held in either U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of March 31, 2012, total cash and cash equivalents and custom time deposits held at banking institutions were $69,484,114 for the Frontier Diversified Series, $34,362,163 for the Frontier Masters Series, $43,663,059 for the Frontier Long/Short Commodity Series, $114,224,193 for the Balanced Series, $23,200,366 for the Tiverton/Graham/Transtrend Series, $1,289,669 for the Currency Series, $36,237,920, for the Winton Series, and $16,015,788 for the Winton/Graham Series. As of December 31, 2011, total cash and cash equivalents and custom time deposits held at banking institutions were $80,295,258 for the Frontier Diversified Series, $35,135,275 for the Frontier Masters Series, $46,107,395 for the Frontier Long/Short Commodity Series, $142,443,180 for the Balanced Series, $21,128,515 for the Tiverton/Graham/Transtrend Series, $1,668,188 for the Currency Series, $37,632,902, for the Winton Series, and $18,623,389 for the Winton/Graham Series.

During the first quarter of 2012 and 2011, the Trust experienced redemptions in excess of subscriptions due primarily to seven of the eleven Series being closed to new investments and to the termination of a selling agent relationship. The Managing Owner does not expect any impact on the investment mix of any Series due to the high level of liquidity maintained in the Trust.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the period ending March 31, 2012, the Trust was able to pay all redemptions.

There are no other known trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Trust’s liquidity increasing or decreasing in any material way. There are no known material trends, favorable or unfavorable in the Trust’s capital resources.

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

Results of Operations

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended March 31, 2012 and March 31, 2011, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during fiscal 2012 and 2011. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011.

Frontier Diversified Series

2012

The Frontier Diversified Series – Class 1 NAV lost 4.20% for the three months ended March 31, 2012, net of fees and expenses; the Frontier Diversified Series – Class 2 NAV lost 3.77% for the three months ended March 31, 2012, net of fees and expenses.

For the three months ended March 31, 2012 the Frontier Diversified Series recorded a net loss on investments of $4,245,182, net investment income of $597,279, and total expenses of $1,687,425, resulting in a net decrease in Owners’ capital from operations of $5,335,328. The NAV per Unit, Class 1, decreased from $99.40 at December 31, 2011, to $95.23 as of March 31, 2012. The NAV per Unit, Class 2, decreased from $103.96 at December 31, 2011, to $100.04 as of March 31, 2012. Total Class 1 subscriptions and redemptions for the period were $1,875,533 and $3,220,386, respectively. Total Class 2 subscriptions and redemptions for the period were $2,116,760 and $3,659,737, respectively. Ending capital at March 31, 2012, was $68,071,953 for Class 1 and $57,678,493 for Class 2. Ending capital at December 31, 2011, was $72,424,906 for Class 1 and $61,548,698 for Class 2.

The Frontier Diversified Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Frontier Diversified Series

Two of the six sectors traded in the Frontier Diversified Series were profitable in 1Q 2012. Energies and Stock Indices were profitable while Metals, Currencies, Agriculturals and Interest Rates finished negative for the quarter.

In terms of major CTA performance, three of the seven major CTAs in the Frontier Diversified Series were profitable in 1Q 2012. Cantab, Graham and Transtrend were profitable while QIM, Quantmetrics, Tiverton and Winton finished negative for the quarter.

2011

The Frontier Diversified Series – Class 1 NAV gained 2.9% for the three months ended March 31, 2011, net of fees and expenses; the Frontier Diversified Series – Class 2 NAV gained 3.3% for the three months ended March 31, 2011, net of fees and expenses.

For the three months ended March 31, 2011 the Frontier Diversified Series recorded a net gain on investments of $7,998,695, net investment income of $590,028, and total expenses of $3,696,108, resulting in a net increase in Owners’ capital from operations of $4,892,615. The NAV per Unit, Class 1, increased from $103.58 at December 31, 2010, to $106.56 as of March 31, 2011. The NAV per Unit, Class 2, increased from $106.46 at December 31, 2010, to $110.00 as of March 31, 2011. Total Class 1 subscriptions and redemptions for the period were $9,103,565 and $2,006,558, respectively. Total Class 2 subscriptions and redemptions for the period were $6,292,033 and $4,136,293, respectively. Ending capital at March 31, 2011, was $99,690,762 for Class 1 and $73,950,572 for Class 2. Ending capital at December 31, 2010, was $90,022,131 for Class 1 and $69,473,841 for Class 2.

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

Frontier Masters Series

2012

The Frontier Masters Series – Class 1 NAV gained 0.70% for the three months ended March 31, 2012, net of fees and expenses; the Frontier Masters Series – Class 2 NAV gained 1.14% for the three months ended March 31, 2012, net of fees and expenses.

For the three months ended March 31, 2012 the Frontier Masters Series recorded a net gain on investments of $1,005,015, net investment income of $267,859, and total expenses of $857,507, resulting in a net increase in Owners’ capital from operations of $444,846 after non-controlling interests of $29,479. The NAV per Unit, Class 1, increased from $100.25 at December 31, 2011, to $100.95 as of March 31, 2012. The NAV per Unit, Class 2, increased from $104.83 at December 31, 2011, to $106.02 as of March 31, 2012. Total Class 1 subscriptions and redemptions for the period were $1,805,536 and $1,105,134, respectively. Total Class 2 subscriptions and redemptions for the period were $214,000 and $851,161, respectively. Ending capital at March 31, 2012, was $35,022,932 for Class 1 and $18,310,152 for Class 2. Ending capital at December 31, 2011, was $34,090,136 for Class 1 and $18,734,861 for Class 2.

The Frontier Masters Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Frontier Masters Series

Two of the six sectors traded in the Frontier Masters Series were profitable in 1Q 2012. Energies and Stock Indices were positive while Metals, Currencies, Agriculturals and Interest Rates were negative for the quarter.

In terms of major CTA performance, two of the four major CTAs in the Frontier Masters Series were profitable during the quarter. Cantab and Transtrend were positive while Winton and Tiverton finished negative for the quarter.

2011

The Frontier Masters Series – Class 1 NAV gained 0.1% for the three months ended March 31, 2011, net of fees and expenses; the Frontier Masters Series – Class 2 NAV gained 0.6% for the three months ended March 31, 2011, net of fees and expenses.

For the three months ended March 31, 2011 the Frontier Masters Series recorded a net gain on investments of $1,799,713, net investment income of $170,966, and total expenses of $1,800,093, resulting in a net increase in Owners’ capital from operations of $178,234 after non-controlling interests of $7,648. The NAV per Unit, Class 1, increased from $102.96 at December 31, 2010, to $103.11 as of March 31, 2011. The NAV per Unit, Class 2, increased from $105.81 at December 31, 2010, to $106.42 as of March 31, 2011. Total Class 1 subscriptions and redemptions for the period were $2,959,249 and $734,268, respectively. Total Class 2 subscriptions and redemptions for the period were $1,876,986 and $520,252, respectively. Ending capital at March 31, 2011, was $43,480,307 for Class 1 and $26,555,372 for Class 2. Ending capital at December 31, 2010, was $41,213,675 for Class 1 and $25,062,055 for Class 2.

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

Frontier Long/Short Commodity Series

2012

The Frontier Long/Short Commodity Series – Class 1 NAV lost 1.41% for the three months ended March 31, 2012, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2 NAV lost 0.67% for the three months ended March 31, 2012, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 NAV lost 0.67% for the three months ended March 31, 2012, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 1a NAV lost 0.95% for the three months ended March 31, 2012, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a NAV lost 0.52% for the three months ended March 31, 2012, net of fees and expenses.

For the three months ended March 31, 2012, the Frontier Long/Short Commodity Series recorded net loss on investments of $5,732,135, net investment income of $363,576, and total expenses of $1,320,470, resulting in a net decrease in Owners’ capital from operations of $532,943, after non-controlling interests of $6,156,086. The NAV per Unit, Class 1, decreased from $136.13 at December 31, 2011, to $134.21 as of March 31, 2012. The NAV per Unit, Class 2, decreased from $161.97 at December 31, 2011, to $160.88 as of March 31, 2012. The NAV per Unit, Class 3, decreased from $161.96 at December 31, 2011, to $160.87 as of March 31, 2012. The NAV per Unit, Class 1a, decreased from $121.71 at December 31, 2011, to $120.55 as of March 31, 2012. The NAV per Unit, Class 2a, decreased from $127.23 at December 31, 2011, to $126.57 as of March 31, 2012. Total Class 1 subscriptions and redemptions for the period were $5,473 and $2,690,064, respectively. Total Class 2 redemptions for the period were $170,040. There were no subscriptions. Total Class 3 subscriptions and redemptions for the period were $2,628,674 and $2,590,599, respectively. Total Class 1a subscriptions and redemptions for the period were $1,854,807 and $462,534, respectively. Total Class 2a subscriptions and redemptions for the period were $868,153 and $217,453, respectively. Ending capital at March 31, 2012, was $1,449,541 for Class 1, $8,958,148 for Class 2, $27,652,652 for Class 3, $20,092,488 for Class 1a and $11,501,371 for Class 2a. Ending capital at December 31, 2011, was $4,159,047 for Class 1, $9,188,762 for Class 2, $27,810,058 for Class 3, $18,891,395 for Class 1a and $10,911,464 for Class 2a.

The Frontier Long/Short Commodity Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors.

Frontier Long/Short Commodity Series

Four of the seven sectors traded in the Frontier Long/Short Commodity Series were profitable in 1Q 2012. Energies, Grains, Meats and Financials were positive while Base Metals, Precious Metals and Softs were negative for the quarter.

In terms of major CTA performance, three of the six major CTAs in the Frontier Long/Short Commodity Series were profitable in 1Q 2012. Red Oak, Rosetta and Strategic Ag were positive while Beach Horizon, Global Advisors and Mesirow were negative for the quarter.

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

For the three months ended March 31, 2011, the Frontier Long/Short Commodity Series recorded net gain on investments of $12,080,344, net investment income of $316,290, and total expenses of $3,003,164, resulting in a net increase in Owners’ capital from operations of $9,393,470. The NAV per Unit, Class 1, increased from $132.73 at December 31, 2010, to $148.32 as of March 31, 2011. The NAV per Unit, Class 2, increased from $153.26 at December 31, 2010, to $172.54 as of March 31, 2011. The NAV per Unit, Class 3, increased from $153.26 at December 31, 2010, to $172.53 as of March 31, 2011. The NAV per Unit, Class 1a, increased from $117.96 at December 31, 2010, to $131.52 as of March 31, 2011. The NAV per Unit, Class 2a, increased from $121.18 at December 31, 2010, to $135.69 as of March 31, 2011. Total Class 1 subscriptions and redemptions for the period were $27,450 and $6,324,314, respectively. Total Class 2 redemptions for the period were $523,277. There were no subscriptions. Total Class 3 subscriptions and redemptions for the period were $4,410,545 and $1,575,416, respectively. Total Class 1a subscriptions and redemptions for the period were $2,913,140 and $66,909, respectively. Total Class 2a subscriptions and redemptions for the period were $1,255,739 and $293,485, respectively. Ending capital at March 31, 2011, was $28,419,023 for Class 1, $17,010,860 for Class 2, $26,521,709 for Class 3, $9,238,000 for Class 1a and $5,210,791 for Class 2a. Ending capital at December 31, 2010, was $31,185,756 for Class 1, $15,584,978 for Class 2, $20,998,571 for Class 3, $5,652,309 for Class 1a and $3,761,826 for Class 2a.

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

Balanced Series

2012

The Balanced Series – Class 1 NAV lost 4.32% for the three months ended March 31, 2012, net of fees and expenses; the Balanced Series – Class 1a NAV lost 4.22% for the three months ended March 31, 2012, net of fees and expenses; the Balanced Series – Class 2 NAV lost 3.60% for the three months ended March 31, 2012, net of fees and expenses; the Balanced Series – Class 2a NAV lost 3.51% for the three months ended March 31, 2012, net of fees and expenses; the Balanced Series – Class 3a NAV lost 3.51% for the three months ended March 31, 2012, net of fees and expenses.

For the three months ended March 31, 2011, the Balanced Series recorded net loss on investments of $10,734,709, net investment income of $151,548, and total expenses of $2,686,018, resulting in a net decrease in Owners’ capital from operations of $10,229,269 after non- controlling interests of $3,042,910. The NAV per Unit, Class 1, decreased from $124.50 at December 31, 2011, to $119.12 at March 31, 2012. For Class 1a, the NAV per Unit decreased from $108.45 at December 31, 2011, to $103.87 at March 31, 2012. The NAV per Unit, Class 2, decreased from $155.02 at December 31, 2011, to $149.44 at March 31, 2012. For Class 2a, the NAV per Unit decreased from $128.35 at December 31, 2011, to $123.84 at March 31, 2011. For Class 3a, the NAV per Unit decreased from $128.36 at December 31, 2011, to $123.85 at March 31, 2012. Total Class 1 subscriptions and redemptions for the period were $124,903 and $8,447,051, respectively. Total Class 1a subscriptions and redemptions for the period were $271 and $2,011,673, respectively. Total Class 2 subscriptions and redemptions for the period were $3,990 and $2,678,547, respectively. Total Class 2a redemptions for the period were $1,184,974. There were no subscriptions. Total Class 3a subscriptions and redemptions for the period were $1,757,420 and $427,535, respectively. Ending capital at March 31, 2012, was $167,728,802 for Class 1, $480,341 for Class 1a, $58,468,021 for Class 2, $1,526,349 for Class 2a and $4,136,098 for Class 3a. At December 31, 2011, ending capital was $183,785,318 for Class 1, $2,536,559 for Class 1a, $63,372,567 for Class 2, $2,784,830 for Class 2a, and $2,952,802 for Class 3a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Balanced Series

Two of the six sectors traded in the Balanced Series were profitable in 1Q 2012. Energies and Stock Indices were profitable while Metals, Currencies, Agriculturals and Interest Rates finished negative for the quarter.

In terms of major CTA performance, two of the five major CTAs in the Balanced Series were profitable in 1Q 2012. Transtrend and Cantab were profitable while Winton, Tiverton and QIM finished negative for the quarter.

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

For the three months ended March 31, 2011, the Balanced Series recorded net gain on investments of $20,887,170, net investment income of $35,973, and total expenses of $7,619,184, resulting in a net increase in Owners’ capital from operations of $13,296,211 after non- controlling interests of ($7,748). The NAV per Unit, Class 1, increased from $131.95 at December 31, 2010, to $136.37 at March 31, 2011. For Class 1a, the NAV per Unit increased from $116.36 at December 31, 2010, to $119.99 at March 31, 2011. The NAV per Unit, Class 2, increased from $159.46 at December 31, 2010, to $166.02 at March 31, 2011. For Class 2a, the NAV per Unit increased from $133.66 at December 31, 2010, to $138.84 at March 31, 2011. For Class 3a, the NAV per Unit increased from $133.66 at December 31, 2010, to $138.85 at March 31, 2011. Total Class 1 subscriptions and redemptions for the period were $206,632 and $7,477,992, respectively. Total Class 1a subscriptions and redemptions for the period were $2,132 and $323,854, respectively. Total Class 2 subscriptions and redemptions for the period were $4,034 and $3,892,776, respectively. Total Class 2a redemptions for the period were $30,000. There were no subscriptions. Total Class 3a subscriptions and redemptions for the period were $35,771 and $207,424, respectively. Ending capital at March 31, 2011, was $290,231,831 for Class 1, $4,963,350 for Class 1a, $75,981,268 for Class 2, $3,670,352 for Class 2a and $3,663,383 for Class 3a. At December 31, 2010, ending capital was $287,807,510 for Class 1, $5,120,558 for Class 1a, $76,715,728 for Class 2, $3,562,374 for Class 2a, and $3,691,280 for Class 3a.

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

In terms of major CTA performance, two of the five major CTAs in the Balanced Series were profitable during the first quarter. QIM and Winton provided positive performance. Quantmetrics, Tiverton and Transtrend provided negative performance during the q

Tiverton/Graham/Transtrend Series (formerly the Berkeley/Graham/Tiverton Series)

2012

The Tiverton/Graham/Transtrend Series – Class 1 NAV lost 1.53% for the three months ended March 31, 2011, net of fees and expenses; the Tiverton/Graham/Transtrend Series – Class 2 NAV lost 0.82% for the three months ended March 31, 2011, net of fees and expenses.

For the three months ended March 31, 2012, the Tiverton/Graham/Transtrend Series recorded net gain on investments of $29,652, net investment income of $18,444, and total expenses of $598,189, resulting in a net decrease in Owners’ capital from operations of $550,093. The NAV per Unit, Class 1, decreased from $91.02 at December 31, 2011, to $89.63 as of March 31, 2012. The NAV per Unit, Class 2, decreased from $111.84 at December 31, 2011, to $110.92 as of March 31, 2012. Total Class 1 subscriptions and redemptions for the period were $9,489 and $2,550,838, respectively. Total Class 2 redemptions for the period were $242,705. There were no subscriptions. Ending capital at March 31, 2012, was $32,122,523 for Class 1 and $4,157,302 for Class 2. Ending capital at December 31, 2011, was $35,180,631 for Class 1 and $4,433,341 for Class 2.

The Tiverton/Graham/Transtrend Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Tiverton/Graham/Transtrend Series

Two of the six sectors traded in the Tiverton/Graham/Transtrend Series were profitable in 1Q 2012. Energies and Stock Indices were positive while Metals, Currencies, Agriculturals and Interest Rates were negative for the quarter.

In terms of major CTA performance Graham finished positive Tiverton, Berkeley and Transtrend finished negative for the quarter.

Please note that February 2012 was the last full trading month for Berkeley Quantitative.

2011

The Berkeley/Graham/Tiverton Series – Class 1 NAV lost 1.7% for the three months ended March 31, 2011, net of fees and expenses; the Berkeley/Graham/Tiverton Series – Class 2 NAV lost 0.9% for the three months ended March 31, 2011, net of fees and expenses.

For the three months ended March 31, 2011, the Berkeley/Graham/Tiverton Series recorded net loss on investments of $134,693, net investment income of $5,309, and total expenses of $918,261, resulting in a net decrease in Owners’ capital from operations of $1,047,645. The NAV per Unit, Class 1, decreased from $110.46 at December 31, 2010, to $108.63 as of March 31, 2011. The NAV per Unit, Class 2, decreased from $131.73 at December 31, 2010, to $130.50 as of March 31, 2011. Total Class 1 subscriptions and redemptions for the period were $27,253 and $1,817,995, respectively. Total Class 2 redemptions for the period were $275,754. There were no subscriptions. Ending capital at March 31, 2011, was $59,075,866 for Class 1 and $8,039,321 for Class 2. Ending capital at December 31, 2010, was $61,842,996 for Class 1 and $8,386,332 for Class 2.

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

Currency Series

2012

The Currency Series – Class 1 NAV lost 4.41% for the three months ended March 31, 2012, net of fees and expenses; the Currency Series – Class 2 NAV lost 3.70% for the three months ended March 31, 2012, net of fees and expenses.

For the three months ended March 31, 2012, the Currency Series recorded net loss on investments of $137,910, net investment income of $0, and total expenses of $37,407, resulting in a net decrease in Owners’ capital from operations of $175,317. The NAV per Unit, Class 1, decreased from $70.48 at December 31, 2011, to $67.37 as of March 31, 2012. The NAV per Unit, Class 2, decreased from $87.61 at December 31, 2011, to $84.37 as of March 31, 2012. Total Class 1 subscriptions and redemptions for the period were $12,662, and $414,172, respectively. Total Class 2 redemptions for the period were $13,837. There were no subscriptions. Ending capital at March 31, 2012, was $3,654,394 for Class 1 and $74,299 for Class 2. Ending capital at December 31, 2011, was $4,228,350 for Class 1 and $91,007 for Class 2.

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

For the three months ended March 31, 2011, the Currency Series recorded net loss on investments of $223,904, net investment income of $29,652, and total expenses of $108,590, resulting in a net decrease in Owners’ capital from operations of $302,842. The NAV per Unit, Class 1, decreased from $79.09 at December 31, 2010, to $75.59 as of March 31, 2011. The NAV per Unit, Class 2, decreased from $95.43 at December 31, 2010, to $91.88 as of March 31, 2011. Total Class 1 subscriptions and redemptions for the period were $15,176, and $271,696, respectively. Total Class 2 redemptions for the period were $10,206. There were no subscriptions. Ending capital at March 31, 2011, was $5,850,408 for Class 1 and $719,424 for Class 2. Ending capital at December 31, 2010, was $6,381,882 for Class 1 and $757,518 for Class 2.

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

Winton Series

2012

The Winton Series – Class 1 NAV lost 2.22% for the three months ended March 31, 2012, net of fees and expenses; the Winton Series – Class 2 NAV lost 1.49% for the three months ended March 31, 2012, net of fees and expenses.

For the three months ended March 31, 2012, the Winton Series recorded net loss on investments of $497,618, net investment income of $126,136, and total expenses of $641,460, resulting in a net decrease in Owners’ capital from operations of $1,012,942. The NAV per Unit, Class 1, decreased from $141.13 at December 31, 2011, to $138.00 as of March 31, 2012. The NAV per Unit, Class 2, decreased from $165.82 at December 31, 2011, to $163.35 as of March 31, 2012. Total Class 1 subscriptions for the period were $54,670 and redemptions were $950,434. Total Class 2 redemptions for the period were $3,211. There were no subscriptions. Ending capital at March 31, 2012, was $36,610,938 for Class 1 and $11,525,269 for Class 2. Ending capital at December 31, 2011, was $38,345,799 for Class 1 and $11,702,325 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Winton Series

Two of the six sectors traded in the Winton Series were profitable in 1Q 2012. Energies and Stock Indices were positive while Metals, Currencies, Agriculturals and Interest Rates were negative for the year.

Winton Series

2011

The Winton Series – Class 1 NAV gained 1.0% for the three months ended March 31, 2011, net of fees and expenses; the Winton Series – Class 2 NAV gained 1.8% for the three months ended March 31, 2011, net of fees and expenses.

For the three months ended March 31, 2011, the Winton Series recorded net gain on investments of $1,607,792, net investment income of $103,733, and total expenses of $1,019,087, resulting in a net increase in Owners’ capital from operations of $692,438. The NAV per Unit, Class 1, increased from $135.04 at December 31, 2010, to $136.40 as of March 31, 2011. The NAV per Unit, Class 2, increased from $153.99 at December 31, 2010, to $156.70 as of March 31, 2011. Total Class 1 subscriptions for the period were $74,523 and redemptions were $779,364. Total Class 2 redemptions for the period were $160,083. There were no subscriptions. Ending capital at March 31, 2011, was $49,141,035 for Class 1 and $11,405,916 for Class 2. Ending capital at December 31, 2010, was $49,350,981 for Class 1 and $11,368,456 for Class 2.

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

Winton/Graham Series

2012

The Winton/Graham Series – Class 1 NAV lost 0.34% for the three months ended March 31, 2012, net of fees and expenses; the Winton/Graham Series – Class 2 NAV gained 0.41% for the three months ended March 31, 2012, net of fees and expenses.

For the three months ended March 31, 2012, the Winton/Graham Series recorded net gain on investments of $484,523, net investment income of $21,969, and total expenses of $532,443, resulting in a net decrease in Owners’ capital from operations of $25,951. The NAV per Unit, Class 1, decreased from $104.73 at December 31, 2011, to $104.37 as of March 31, 2012. The NAV per Unit, Class 2, increased from $129.70 at December 31, 2011, to $130.23 as of March 31, 2012. Total Class 1 subscriptions for the period were $16,185 and redemptions were $2,238,081. Total Class 2 redemptions for the period were $788,648. There were no subscriptions. Ending capital at March 31, 2012, was $22,496,784 for Class 1 and $5,240,408 for Class 2. Ending capital at December 31, 2011, was $24,783,519 for Class 1 and $5,990,168 for Class 2.

The Winton/Graham Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Winton/Graham Series

Two of the six sectors traded in the Winton/Graham Series were profitable in 1Q 2012. Energies and Stock Indices were positive while Metals, Interest Rates, Agriculturals and Currencies were negative for the quarter.

In terms of major CTA performance, Winton was negative while Graham was positive for the quarter.

Winton/Graham Series

2011

The Winton/Graham Series – Class 1 NAV lost 1.0% for the three months ended March 31, 2011, net of fees and expenses; the Winton/Graham Series – Class 2 NAV lost 0.2% for the three months ended March 31, 2011, net of fees and expenses.

For the three months ended March 31, 2011, the Winton/Graham Series recorded net gain on investments of $47,962, net investment income of $57,929, and total expenses of $921,728, resulting in a net decrease in Owners’ capital from operations of $447,404, after non-controlling interest of $368,433. The NAV per Unit, Class 1, decreased from $119.83 at December 31, 2010, to $118.67 as of

March 31, 2011. The NAV per Unit, Class 2, decreased from $144.04 at December 31, 2010, to $143.70 as of March 31, 2011. Total Class 1 subscriptions and redemptions for the period were $36,256 and $831,806, respectively. Total Class 2 redemptions for the period were $1,032,062. There were no subscriptions. Ending capital at March 31, 2011, was $44,667,189 for Class 1 and $10,568,233 for Class 2. Ending capital at December 31, 2010, was $45,898,246 for Class 1 and $11,612,192 for Class 2.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of March 31, 2012 and December 31, 2011. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Frontier Diversified Series:

MARKET SECTOR	March 31, 2012		December 31, 2011
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$7,564,068	6.0%	$5,973,146	4.5%
Currencies	$8,686,445	6.9%	$4,110,056	3.1%
Stock Indices	$5,701,304	4.5%	$2,947,326	2.2%
Metals	$1,645,350	1.3%	$267,495	0.2%
Agriculturals/Softs	$2,627,628	2.1%	$2,06,0410	1.5%
Energy	$3,822,187	3.0%	$2,137,689	1.6%
Total:	$30,046,982	23.8%	$17,496,122	13.1%

Frontier Long/Short Commodity Series:

MARKET SECTOR	March 31, 2012		December 31, 2011
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$968,133	1.4%	$1,033,509	1.5%
Currencies	$640,773	0.9%	$460,279	0.6%
Stock Indices	$1,287,301	1.8%	$681,982	1.0%
Metals	$467,427	0.7%	$406,988	0.6%
Agriculturals/Softs	$3,133,704	4.5%	$2,736,200	3.9%
Energy	$7,121,552	10.2%	$4,843,829	6.8%
Total:	$13,618,890	19.5%	$10,162,787	14.4%

Frontier Masters Series:

MARKET SECTOR	March 31, 2012		December 31, 2011
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$3,015,548	5.7%	$1,517,381	2.9%
Currencies	$4,453,034	8.3%	$1,168,162	2.2%
Stock Indices	$1,570,540	2.9%	$551,850	1.0%
Metals	$610,862	1.1%	$224,102	0.4%
Agriculturals/Softs	$629,082	1.2%	$612,343	1.2%
Energy	$1,020,968	1.9%	$499,134	0.9%
Total:	$11,300,034	21.1%	$4,572,972	8.6%

Balanced Series: (1)

	March 31, 2012		December 31, 2011
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$16,249,740	7.0%	$12,658,095	5.0%
Currencies	$19,948,348	8.6%	$9,980,695	3.9%
Stock Indices	$12,383,706	5.3%	$6,408,240	2.5%
Metals	$3,512,625	1.5%	$530,322	0.2%
Agriculturals/Softs	$5,469,655	2.4%	$4,171,096	1.6%
Energy	$7,768,770	3.3%	$4,239,430	1.7%
Total:	$65,332,844	28.1%	$37,987,878	14.9%

Tiverton/Graham/Transtrend Series:

	March 31, 2012		December 31, 2011
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,836,907	5.1%	$1,987,350	5.0%
Currencies	$976,573	2.7%	$2,181,879	5.5%
Stock Indices	$1,372,457	3.8%	$821,477	2.1%
Metals	$254,758	0.7%	$20,795	0.1%
Agriculturals/Softs	$567,109	1.6%	$693,002	1.7%
Energy	$589,215	1.6%	$323,096	0.8%
Total:	$5,597,019	15.5%	$6,027,599	15.2%

Currency Series:

	March 31, 2012		December 31, 2011
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0%	$—	0%
Currencies	$941,804	25.3%	$940,205	21.8%
Stock Indices	$—	0%	$—	0%
Metals	$—	0%	$—	0%
Agriculturals/Softs	$—	0%	$—	0%
Energy	$—	0%	$—	0%
Total:	$941,804	25.3%	$940,205	21.8%

Winton Series:

MARKET SECTOR	March 31, 2012		December 31, 2011
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$845,567	1.8%	$1,435,740	2.9%
Currencies	$2,221,878	4.6%	$1,562,233	3.1%
Stock Indices	$787,959	1.6%	$346,133	0.7%
Metals	$97,763	0.2%	$153,107	0.3%
Agriculturals/Softs	$348,930	0.7%	$411,136	0.8%
Energy	$270,328	0.6%	$80,743	0.2%
Total:	$4,572,425	9.5%	$3,989,092	8.0%

Winton/Graham Series:

	March 31, 2012		December 31, 2011
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$2,211,533	8.0%	$2,634,892	8.6%
Currencies	$1,542,839	5.6%	$2,502,412	8.1%
Stock Indices	$1,680,189	6.1%	$933,122	3.0%
Metals	$189,035	0.7%	$226,400	0.7%
Agriculturals/Softs	$882,920	3.2%	$845,163	2.7%
Energy	$610,688	2.2%	$325,600	1.1%
Total:	$7,117,204	25.8%	$7,467,589	24.2%

(1)	As of March 31, 2012 and December 31, 2011, a portion of the assets of the Balanced Series was invested in Option basket(s) of futures contracts with a notional value of $14,973,637 and $14,129,540, respectively. Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of March 31, 2012, by market sector.

Interest rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of each Trading Company and accordingly of each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Tiverton/Graham/Transtrend Series, Currency Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Dynamic Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series (Class 1a and Class 2a only), Long Only Commodity Series and Managed Futures Index Series, 20%

of the total interest allocated to each Series is paid to the Managing Owner. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized interest income that is allocated to each of such Series and 0.75%. Interest income above what is paid to the Managing Owner is retained by the Series.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Accounting Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the Trust and each Series as of March 31, 2012 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Accounting Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Scope of Exhibit 31 Certifications

The certifications of the Chief Executive Officer and the Chief Accounting Officer of the Managing Owner included as Exhibits 31.1 and 31.2, respectively, to this Form 10-Q apply not only to the Trust as a whole but also to each Series individually.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

The section entitled “Risk Factors” beginning on page 19 of the Definitive Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-164629) is incorporated by reference into this section.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Registrant for the three months ended March 31, 2012. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Registrant claims an exemption from registration of each of the transactions listed below under Section 4(2) of the Securities Act, as a sale by an issuer not involving a public offering.

SERIES	DATE	UNITS	CONSIDERATION
NONE

One hundred percent of the offering proceeds from the sale of Units are initially available for the Series’ trading activities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the prospectus as Exhibit A) ****

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 1 3a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

31.2	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 1 3a-14(a) and 1 5(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.10	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.11	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.12	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

101	Financials in XBRL format

****	Previously filed and incorporated by reference from exhibit 4.1 from the Definitive Prospectus filed pursuant to Rule 424(b)(3) filed May 4, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Frontier Fund (Registrant)
Date: May 15, 2012

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
Date: May 15, 2012

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
Date: May 15, 2012

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
Date: May 15, 2012

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
Date: May 15, 2012

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
Date: May 15, 2012

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
Date: May 15, 2012

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
Date: May 15, 2012

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
Date: May 15, 2012

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
Date: May 15, 2012

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
Date: May 15, 2012

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
Date: May 15, 2012

	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund