Form 10-Q
period 2012-06-30
FRONTIER FUND; BALANCED SERIES, a series of The Frontier Fund; WINTON/GRAHAM SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; TIVERTON/GRAHAM/TRANSTREND SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; FRONTIER LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; FRONTIER DIVERSIFIED SERIES, a series of The Frontier Fund; FRONTIER MASTERS SERIES, a series of The Frontier Fund
filed 2012-08-14
CIK 1261379, 1389122, 1389123, 1389124, 1389125, 1389126, 1389128, 1450720, 1450722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2012

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF JUNE 30, 2012, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Series of the Frontier Fund

Statements of Financial Condition

June 30, 2012 and December 31, 2011

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	6/30/2012 (Unaudited)	12/31/2011	6/30/2012 (Unaudited)	12/31/2011	6/30/2012 (Unaudited)	12/31/2011
ASSETS

Cash and cash equivalents	$4,619,550	$4,976,749	$2,365,488	$2,234,716	$2,655,568	$3,045,849
U.S. Treasury securities, at fair value	8,545,093	16,557,304	4,300,196	7,232,546	4,851,958	9,466,240
Custom time deposits	70,918,458	75,318,509	35,688,699	32,900,559	40,267,947	43,061,546
Receivable from futures commission merchants	—	—	7,328,528	5,107,749	58,564,967	47,822,021
Open trade equity, at fair value	—	—	—	792,372	—	—
Swap contracts, at fair value	—	131,004	—	57,225	—	74,898
Investments in unconsolidated trading companies, at fair value	43,202,763	38,240,171	7,816,134	4,717,914	4,395,359	4,081,988
Prepaid service fees—Class 1	47,658	162,977	41,433	50,950	57,419	96,503
Interest receivable	118,274	228,877	59,520	99,978	67,157	130,855
Receivable from related parties	18,438	16,362	504	—	497	4,071
Other assets	16,197	10,129	9,169	6,162	13,877	9,592

Total Assets	$127,486,431	$135,642,082	$57,609,671	$53,200,171	$110,874,749	$107,793,563

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$—	$—	$56,004	$—	$31,626,676	$25,934,678
Options written, at fair value	—	—	—	—	662,500	—
Pending owner additions	39,984	243,088	61,863	22,716	56,173	40,966
Owner redemptions payable	233,552	321,138	—	4,996	32,037	84,705
Incentive fees payable to Managing Owner	1,617,174	522,033	84,508	—	397,373	127,052
Management fees payable to Managing Owner	142,572	180,232	114,311	117,541	270,955	284,677
Interest payable to Managing Owner	43,973	53,915	21,179	23,408	28,124	30,614
Trading fees payable to Managing Owner	253,831	269,021	110,567	105,278	84,565	83,646
Trailing service fees payable to Managing Owner	88,402	76,877	48,734	41,911	19,729	22,920
Payables to related parties	—	—	606	56	20,733	—
Other liabilities	21,071	2,174	23,446	856	1,201	—

Total Liabilities	2,440,559	1,668,478	521,218	316,762	33,200,066	26,609,258

CAPITAL
Managing Owner Units—Class 1	26,839	27,334	28,062	27,569	—	—
Managing Owner Units—Class 1a	—	—	—	—	13,514	14,271
Managing Owner Units—Class 2	1,472,902	1,486,740	605,722	589,893	475,369	499,336
Managing Owner Units—Class 2a	—	—	—	—	270,090	282,740
Limited Owner Units—Class 1	66,438,917	72,397,572	36,355,438	34,062,567	417,015	4,159,047
Limited Owner Units—Class 1a	—	—	—	—	19,550,985	18,877,124
Limited Owner Units—Class 2	57,107,214	60,061,958	17,572,834	18,144,968	7,908,205	8,689,426
Limited Owner Units—Class 2a	—	—	—	—	12,239,481	10,628,724
Limited Owner Units—Class 3	—	—	—	—	25,411,238	27,810,058

Total Owners’ Capital	125,045,872	133,973,604	54,562,056	52,824,997	66,285,897	70,960,726

Non-Controlling Interests	—	—	2,526,397	58,412	11,388,786	10,223,579

Total Capital	125,045,872	133,973,604	57,088,453	52,883,409	77,674,683	81,184,305

Total Liabilities and Capital	$127,486,431	$135,642,082	$57,609,671	$53,200,171	$110,874,749	$107,793,563

Units Outstanding
Class 1	681,019	728,645	356,545	340,052	3,256	30,551
Class 1a	N/A	N/A	N/A	N/A	169,749	155,216
Class 2	568,776	592,037	168,872	178,710	54,369	56,731
Class 2a	N/A	N/A	N/A	N/A	102,925	85,760
Class 3	N/A	N/A	N/A	N/A	164,810	171,708

Net Asset Value per Unit
Class 1	$97.60	$99.40	$102.04	$100.25	$128.07	$136.13
Class 1a	N/A	N/A	N/A	N/A	$115.26	$121.71
Class 2	$102.99	$103.96	$107.65	$104.83	$154.20	$161.97
Class 2a	N/A	N/A	N/A	N/A	$121.54	$127.23
Class 3	N/A	N/A	N/A	N/A	$154.18	$161.96

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Financial Condition

June 30, 2012 and December 31, 2011

	Balanced Series		Tiverton/Graham/Transtrend Series (1)		Currency Series
	6/30/2012 (Unaudited)	12/31/2011	6/30/2012 (Unaudited)	12/31/2011	6/30/2012 (Unaudited)	12/31/2011
ASSETS

Cash and cash equivalents	$7,587,238	$9,758,138	$1,340,990	$1,352,378	$72,506	$182,875
U.S. Treasury securities, at fair value	14,144,858	29,168,216	2,500,004	4,347,398	135,174	326,517
Custom time deposits	117,392,696	132,685,042	20,748,329	19,776,137	1,121,849	1,485,313
Receivable from futures commission merchants	84,572,748	74,736,294	—	—	—	—
Open trade equity, at fair value	18,316,813	13,104,541	—	—	—	—
Swap contracts, at fair value	24,955,000	23,819,312	—	34,397	—	2,583
Investments in unconsolidated trading companies, at fair value	17,622,823	18,255,809	8,500,068	8,234,047	2,120,052	2,352,121
Investment in Berkeley Quantitative Colorado Fund LLC, at fair value	—	—	—	6,270,844	—	—
Interest receivable	195,782	403,201	34,603	60,095	1,871	4,514
Receivable from related parties	46,426	—	10,598	—	—	—
Other assets	67,864	48,273	21,895	7,914	1,861	497

Total Assets	$284,902,248	$301,978,826	$33,156,487	$40,083,210	$3,453,313	$4,354,420

LIABILITIES & CAPITAL

LIABILITIES
Options written, at fair value	$4,308,611	$3,326,453	$—	$—	$—	$—
Pending owner additions	40,876	45,208	2,683	3,396	3,925	4,509
Owner redemptions payable	424,166	84,710	32,461	182,552	7,450	15,694
Incentive fees payable to Managing Owner	3,107,653	1,195,031	58,853	—	—	—
Management fees payable to Managing Owner	186,978	241,525	113,331	101,400	—	—
Interest payable to Managing Owner	338,715	397,864	54,314	68,021	4,053	5,681
Trading fees payable to Managing Owner	145,528	176,398	9,761	25,212	2,096	2,727
Trailing service fees payable to Managing Owner	378,676	435,380	71,411	87,016	4,545	6,285
Payables to related parties	896	2,408	379	268	71	52
Other liabilities	14,439	8,437	2,316	1,373	172	115

Total Liabilities	8,946,538	5,913,414	345,509	469,238	22,312	35,063

CAPITAL
Managing Owner Units—Class 2	3,351,365	3,351,608	7,541	7,878	2,395	2,563
Managing Owner Units—Class 2a	159,610	158,814	—	—	—	—
Limited Owner Units—Class 1	164,804,193	183,785,318	28,912,334	35,180,631	3,370,220	4,228,350
Limited Owner Units—Class 1a	249,991	2,536,559	—	—	—	—
Limited Owner Units—Class 2	53,997,594	60,020,959	3,891,103	4,425,463	58,386	88,444
Limited Owner Units—Class 2a	952,077	2,626,016	—	—	—	—
Limited Owner Units—Class 3a	4,040,685	2,952,802	—	—	—	—

Total Owners’ Capital	227,555,515	255,432,076	32,810,978	39,613,972	3,431,001	4,319,357

Non-Controlling Interests	48,400,195	40,633,336	—	—	—	—

Total Capital	275,955,710	296,065,412	32,810,978	39,613,972	3,431,001	4,319,357

Total Liabilities and Capital	$284,902,248	$301,978,826	$33,156,487	$40,083,210	$3,453,313	$4,354,420

Units Outstanding
Class 1	1,343,700	1,476,131	335,044	386,533	51,952	59,997
Class 1a	2,312	23,388	N/A	N/A	N/A	N/A
Class 2	369,964	408,793	36,421	39,641	743	1,039
Class 2a	8,618	21,697	N/A	N/A	N/A	N/A
Class 3a	31,436	23,005	N/A	N/A	N/A	N/A

Net Asset Value per Unit
Class 1	$122.65	$124.50	$86.29	$91.02	$64.87	$70.48
Class 1a	$108.13	$108.45	N/A	N/A	N/A	N/A
Class 2	$155.01	$155.02	$107.04	$111.84	$81.87	$87.61
Class 2a	$128.99	$128.35	N/A	N/A	N/A	N/A
Class 3a	$128.54	$128.36	N/A	N/A	N/A	N/A

(1)	Formerly the Berkeley/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Financial Condition

June 30, 2012 and December 31, 2011

	Winton Series		Winton/Graham Series
	6/30/2012 (Unaudited)	12/31/2011	6/30/2012 (Unaudited)	12/31/2011
ASSETS

Cash and cash equivalents	$2,147,050	$2,051,272	$889,771	$1,156,042
U.S. Treasury securities, at fair value	4,002,736	7,821,927	1,658,797	3,839,855
Custom time deposits	33,219,987	35,581,630	13,766,884	17,467,347
Swap Contracts, at fair value	—	61,888	—	30,381
Investments in unconsolidated trading companies, at fair value	5,741,448	4,731,916	8,207,283	8,473,424
Interest receivable	55,403	108,125	22,960	53,079
Other assets	24,600	6,890	19,567	6,520

Total Assets	$45,191,224	$50,363,648	$24,565,262	$31,026,648

LIABILITIES & CAPITAL

LIABILITIES
Pending owner additions	$16,515	$18,811	$4,930	$5,763
Owner redemptions payable	109,648	10,618	42,757	15,451
Management fees payable to Managing Owner	82,230	90,559	91,680	100,311
Interest payable to Managing Owner	73,028	84,494	40,571	52,268
Trading fees payable to Managing Owner	27,306	31,302	15,119	19,427
Trailing service fees payable	69,553	78,044	45,841	57,141
Payables to related parties	414	319	236	356
Other liabilities	3,114	1,377	1,730	2,244

Total Liabilities	381,808	315,524	242,864	252,961

CAPITAL
Managing Owner Units—Class 2	32,477	34,276	51,730	55,553
Limited Owner Units—Class 1	34,178,150	38,345,799	19,729,727	24,783,519
Limited Owner Units—Class 2	10,598,789	11,668,049	4,540,941	5,934,615

Total Owners’ Capital	44,809,416	50,048,124	24,322,398	30,773,687

Non-Controlling Interests	—	—	—	—

Total Capital	44,809,416	50,048,124	24,322,398	30,773,687

Total Liabilities and Capital	$45,191,224	$50,363,648	$24,565,262	$31,026,648

Units Outstanding
Class 1	259,473	271,704	205,421	236,649
Class 2	67,666	70,575	38,025	46,183

Net Asset Value per Unit
Class 1	$131.72	$141.13	$96.05	$104.73
Class 2	$157.12	$165.82	$120.78	$129.70

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments (Unaudited)

June 30, 2012

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
		% of Total Capital		% of Total Capital		% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$129,926	0.17%
Various base metals futures contracts (Europe)	—	0.00%	(145,780)	-0.26%	(2,419,633)	-3.12%
Various currency futures contracts (U.S.)	—	0.00%	42,829	0.08%	104,694	0.13%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(188,785)	-0.24%
ICE Brent Crude Future Settling 8/1/12 (Number of Contracts: 1,196)	—	0.00%	—	0.00%	6,053,630	7.79%
ICE Brent Crude Future Settling 12/1/14 (Number of Contracts: 416)	—	0.00%	—	0.00%	(3,310,420)	-4.26%
ICE Brent Crude Future Settling 6/1/13 (Number of Contracts: 63)	—	0.00%	—	0.00%	(827,020)	-1.06%
ICE Brent Crude Future Settling 10/1/12 (Number of Contracts: 106)	—	0.00%	—	0.00%	(867,960)	-1.12%
Gasoline RBOB Future Settling 12/1/12 (Number of Contracts: 925)	—	0.00%	—	0.00%	(11,970,158)	-15.41%
Gasoline RBOB Future Settling 10/1/12 (Number of Contracts: 432)	—	0.00%	—	0.00%	(4,487,565)	-5.78%
Heating Oil Future Settling 4/1/13 (Number of Contracts: 138)	—	0.00%	—	0.00%	(1,005,606)	-1.29%
Heating Oil Future Settling 12/1/12 (Number of Contracts: 303)	—	0.00%	—	0.00%	(3,032,662)	-3.90%
Heating Oil Future Settling 10/1/12 (Number of Contracts: 71)	—	0.00%	—	0.00%	(966,041)	-1.24%
Heating Oil Future Settling 9/1/12 (Number of Contracts: 325)	—	0.00%	—	0.00%	(2,987,413)	-3.85%
WTI Crude Future Settling 1/1/14 (Number of Contracts: 379)	—	0.00%	—	0.00%	(5,496,460)	-7.08%
WTI Crude Future Settling 6/1/14 (Number of Contracts: 277)	—	0.00%	—	0.00%	(3,290,760)	-4.24%
WTI Crude Future Settling 11/1/13 (Number of Contracts: 379)	—	0.00%	—	0.00%	(5,757,850)	-7.41%
WTI Crude Future Settling 9/1/14 (Number of Contracts: 266)	—	0.00%	—	0.00%	(3,487,260)	-4.49%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	103,330	0.18%	550,935	0.71%
Various interest rates futures contracts (Canada)	—	0.00%	30,022	0.05%	(403)	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	(195,782)	-0.34%	3,057	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	26,068	0.05%	1,918	0.00%
Various interest rates futures contracts (Mexico)	—	0.00%	26,570	0.05%	—	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	(8,856)	-0.02%	(12,271)	-0.02%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	13,716	0.02%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	85,425	0.11%
Various soft futures contracts (Far East)	—	0.00%	5,454	0.01%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	12,091	0.02%	4,566,018	5.88%
Various stock index futures contracts (U.S.)	—	0.00%	144,380	0.25%	256,066	0.33%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	92,296	0.16%	46,249	0.06%
Various stock index futures contracts (Far East)	—	0.00%	12,823	0.02%	31,655	0.04%
Various stock index futures contracts (Mexico)	—	0.00%	4,269	0.01%	—	0.00%

Total Long Futures Contracts	—	0.00%	149,714	0.26%	(38,264,978)	-49.26%

OPTIONS PURCHASED *
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	1,241,160	1.60%

Total Options Purchased	—	0.00%	—	0.00%	1,241,160	1.60%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	—	0.00%	(116,268)	-0.20%	(51,353)	-0.07%
Various base metals futures contracts (Europe)	—	0.00%	270,027	0.47%	2,716,180	3.50%
Various base metals futures contracts (Far East)	—	0.00%	4,675	0.01%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	(58,269)	-0.10%	(47,334)	-0.06%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	30,196	0.05%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	(189,365)	-0.33%	9,146,738	11.78%
ICE Brent Crude Settling 12/1/12 (Number of Contracts: 111)	—	0.00%	—	0.00%	1,145,220	1.47%
Various energy futures contracts (Europe)	—	0.00%	(8,202)	-0.01%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	11,587	0.02%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	5,202	0.10%	(837,253)	-1.08%
Various interest rates futures contracts (Canada)	—	0.00%	996	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	(20,581)	-0.04%	16,416	0.02%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	(17,195)	-0.02%
Various interest rates futures contracts (Oceanic)	—	0.00%	8,882	0.02%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	(73,032)	-0.13%	(532,871)	-0.69%
Soybeans Settling 1/1/13 (Number of Contracts: 677)	—	0.00%	—	0.00%	(1,993,741)	-2.57%
Soybeans Settling 11/1/12 (Number of Contracts: 810)	—	0.00%	—	0.00%	(4,129,917)	-5.32%
Various soft futures contracts (Far East)	—	0.00%	1,939	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	9,586	0.02%	(16,775)	-0.02%
Various stock index futures contracts (Canada)	—	0.00%	(9,357)	-0.02%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	(33,783)	-0.06%	—	0.00%
Various stock index futures contracts (Africa)	—	0.00%	(162)	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	768	0.00%	(973)	0.00%
Various stock index futures contracts (Far East)	—	0.00%	(13,327)	-0.02%	—	0.00%

Total Short Futures Contracts	—	0.00%	(178,488)	-0.31%	5,397,142	6.94%

CURRENCY FORWARDS *	—	0.00%	(27,230)	-0.05%	—	0.00%

Total Open Trade Equity (Deficit)	$—	0.00%	$(56,004)	-0.10%	$(31,626,676)	-40.72%

OPTIONS WRITTEN *
Various soft futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(662,500)	-0.85%

Total Options Written	$—	0.00%	$—	0.00%	$(662,500)	-0.85%

U.S. TREASURY SECURITIES

	Fair Value		Fair Value		Fair Value
US Treasury Note 4.000% due 02/15/2015 (1)	$8,545,093	6.83%	$4,300,196	7.53%	$4,851,958	6.25%

	$8,545,093	6.83%	$4,300,196	7.53%	$4,851,958	6.25%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
U.S. Treasury Note 4.000% due 02/15/2015 (1)	$7,813,009		$3,931,785		$4,436,284

	$7,813,009		$3,931,785		$4,436,284

	Cost		Cost		Cost
U.S. Treasury Note 4.000% due 02/15/2015 (1)	$8,093,179		$4,072,776		$4,595,367

	$8,093,179		$4,072,776		$4,595,367

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments (Unaudited)

June 30, 2012

	Balanced Series		Tiverton/Graham/Transtrend Series (2)		Currency Series
		% of Total Capital		% of Total Capital		% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$172,868	0.06%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	(19,197,240)	-6.96%	—	0.00%	—	0.00%
Copper @ LME Settling 7/18/12 (Number of Contracts: 491)	(4,317,817)	-1.56%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	(83,767)	-0.03%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	(8,752)	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	1,057,772	0.38%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	170,447	0.06%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	(33,467)	-0.01%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(1,131,632)	-0.41%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	(9,360)	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	(281,463)	-0.10%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	742,624	0.27%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	275,378	0.10%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	1,937,925	0.70%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	170,155	0.06%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	522,435	0.19%	—	0.00%	—	0.00%
Various stock index futures contracts (Africa)	(32,688)	-0.01%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	8,216	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	103,756	0.04%	—	0.00%	—	0.00%

Total Long Futures Contracts	(19,934,610)	-7.22%	—	0.00%	—	0.00%

OPTIONS PURCHASED *
Various base metals futures contracts(Europe)	1,521,137	0.55%	—	0.00%	—	0.00%
Copper @ LME Call @ 6,500 Expiring 7/1/14 (Number of Contracts: 155)	2,781,901	1.01%	—	0.00%	—	0.00%
Various currency futures contracts(U.S.)	887,375	0.32%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	2,086,360	0.76%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	5,065,365	1.84%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	1,327,248	0.48%	—	0.00%	—	0.00%

Total Options Purchased	13,669,386	4.96%	—	0.00%	—	0.00%

SHORT FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	(326,285)	-0.12%	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	14,711,090	5.33%	—	0.00%	—	0.00%
Copper @ LME Settling 7/18/12 (Number of Contracts: 491)	4,556,899	1.65%	—	0.00%	—	0.00%
Copper @ LME Settling 9/19/12 (Number of Contracts: 353)	3,469,669	1.26%	—	0.00%	—	0.00%
Copper @ LME Settling 12/19/12 (Number of Contracts: 482)	5,651,944	2.05%	—	0.00%	—	0.00%
Various currency futures contracts (US)	(107,192)	-0.04%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(2,400,940)	-0.87%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	26,744	0.01%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	(98)	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	118,150	0.04%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	188	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	28,094	0.01%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(1,963,988)	-0.71%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	(17,152)	-0.01%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	123,418	0.04%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	115,750	0.04%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	(67,869)	-0.02%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(410,956)	-0.15%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	19,938	0.01%
Various stock index futures contracts (Far East)	(1,088,967)	-0.39%	—	0.00%	—	0.00%

Total Short Futures Contracts	22,438,437	8.13%	—	0.00%	—	0.00%

CURRENCY FORWARDS *	2,143,600	0.78%	—	0.00%	—	0.00%

Total Open Trade Equity (Deficit)	$18,316,813	6.65%	$—	0.00%	$—	0.00%

OPTIONS WRITTEN *
Various base metals futures contracts(Europe)	$(1,381,855)	-0.50%	$—	0.00%	$—	0.00%
Various currency futures contracts(U.S.)	(61,200)	-0.02%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(595,120)	-0.22%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(1,530,483)	-0.55%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(739,953)	-0.27%	—	0.00%	—	0.00%

Total Options Written	$(4,308,611)	-1.56%	$—	0.00%	$—	0.00%

Swaps (3)
Frontier Balanced DB Swap(U.S.)	$5,300,131	1.92%	$—	0.00%	$—	0.00%
Frontier Balanced RCW-1 Swap(U.S.)	19,654,869	7.12%	—	0.00%	—	0.00%

Total Swaps	$24,955,000	9.04%	$—	0.00%	$—	0.00%

U.S. TREASURY SECURITIES

	Fair Value		Fair Value		Fair Value
US Treasury Note 4.000% due 02/15/2015 (1)	$14,144,858	5.13%	$2,500,004	7.62%	$135,174	3.94%

	$14,144,858	5.13%	$2,500,004	7.62%	$135,174	3.94%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
US Treasury Note 4.000% due 02/15/2015 (1)	$12,933,019		$2,285,821		$123,593

	$12,933,019		$2,285,821		$123,593

	Cost		Cost		Cost
US Treasury Note 4.000% due 02/15/2015 (1)	$13,396,790		$2,367,789		$128,025

	$13,396,790		$2,367,789		$128,025

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(2)	Formerly the Berkeley/Graham/Tiverton Series.
(3)	See Note 4 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments (Unaudited)

June 30, 2012

	Winton Series		Winton/Graham Series
		% of Total Capital		% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%

Total Long Futures Contracts	—	0.00%	—	0.00%

SHORT FUTURES CONTRACTS *

Various base metals futures contracts (US)	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (US)	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%
Various soft futures contracts (US)	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%

Total Short Futures Contracts	—	0.00%	—	0.00%

CURRENCY FORWARDS *	—	0.00%	—	0.00%

Total Open Trade Equity	$—	0.00%	$—	0.00%

U.S. TREASURY SECURITIES

	Fair Value		Fair Value
US Treasury Note 4.000% due 02/15/2015 (1)	$4,002,736	8.93%	$1,658,797	6.82%

	$4,002,736	8.93%	$1,658,797	6.82%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
US Treasury Note 4.000% due 02/15/2015 (1)	$3,659,810		$1,516,683

	$3,659,810		$1,516,683

	Cost		Cost
US Treasury Note 4.000% due 02/15/2015 (1)	$3,791,048		$1,571,070

	$3,791,048		$1,571,070

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments

December 31, 2011

		Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
			% of Total Capital		% of Total Capital		% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *

	Various base metals futures contracts (U.S.)	$—	0.00%	$(40,664)	-0.08%	$(49,183)	-0.06%
	Various base metals futures contracts (Europe)	—	0.00%	(37,959)	-0.07%	(206,400)	-0.25%
	Various currency futures contracts (U.S.)	—	0.00%	22,523	0.04%	179,573	0.22%
	Various currency futures contracts (Europe)	—	0.00%	4,733	0.01%	416,924	0.51%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	13,625	0.03%	(272,223)	-0.34%
	Light Crude Oil Settling 11/1/12 (Number of Contracts: 841)	—	0.00%	—	0.00%	(3,555,016)	-4.38%
	Light Crude Oil Settling 1/1/13 (Number of Contracts: 841)	—	0.00%	—	0.00%	(3,802,753)	-4.68%
	Light Crude Oil Settling 9/1/13 (Number of Contracts: 1,002)	—	0.00%	—	0.00%	(4,371,122)	-5.38%
	Heating Oil Settling 9/1/12 (Number of Contracts: 393)	—	0.00%	—	0.00%	(1,647,299)	-2.03%
	NYM RBOB Gas Settling 5/1/12 (Number of Contracts: 238)	—	0.00%	—	0.00%	892,954	1.10%
	NYM RBOB Gas Settling 6/1/12 (Number of Contracts: 330)	—	0.00%	—	0.00%	(836,209)	-1.03%
	Various energy futures contracts (Europe)	—	0.00%	1,520	0.00%	(26,290)	-0.03%
	ICE Brent Crude Oil Settling 12/1/13 (Number of Contracts: 1,357)	—	0.00%	—	0.00%	(3,069,350)	-3.78%
	Various interest rates futures contracts (U.S.)	—	0.00%	20,708	0.04%	19,602	0.02%
	Various interest rates futures contracts (Canada)	—	0.00%	(2,284)	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	229,378	0.43%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	2,876	0.01%	—	0.00%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	(194,462)	-0.24%
	Silver @ COMEX Settling 12/1/13 (Number of Contracts: 152)	—	0.00%		0.00%	(11,121,080)	-13.70%
	Various precious metals futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	31,011	0.06%	(1,017,374)	-1.25%
	Coffee @ CSCE Settling 12/1/12 (Number of Contracts: 151)	—	0.00%	—	0.00%	(2,559,548)	-3.15%
	Corn Setttling 12/1/12 (Number of Contracts: 1,525)	—	0.00%	—	0.00%	(4,790,794)	-5.90%
	Various stock index futures contracts (U.S.)	—	0.00%	6,731	0.01%	111,130	0.14%
	Various stock index futures contracts (Europe)	—	0.00%	31,302	0.06%	(4,720)	-0.01%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%

	Total Long Futures Contracts	—	0.00%	283,500	0.54%	(35,903,640)	-44.22%

OPTIONS PURCHASED *		—	0.00%	—	0.00%	—	0.00%

SHORT FUTURES CONTRACTS *

	Various base metals futures contracts (U.S.)	—	0.00%	18,428	0.03%	13,843	0.02%
	Various base metals futures contracts (Europe)	—	0.00%	57,511	0.11%	290,936	0.36%
	Various currency futures contracts (U.S.)	—	0.00%	19,290	0.04%	(3,375)	0.00%
	Various currency futures contracts (Europe)	—	0.00%	76,986	0.15%	(918,634)	-1.13%
	Various currency futures contracts (Far East)	—	0.00%	3,727	0.01%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	1,070,542	1.32%
	Light Crude Oil Settling 12/1/12 (Number of Contracts: 218)	—	0.00%	—	0.00%	(1,842,322)	-2.27%
	Light Crude Oil Settling 12/1/13 (Number of Contracts: 842)	—	0.00%	—	0.00%	(1,910,259)	-2.35%
	Heating Oil Settling 6/1/12 (Number of Contracts: 373)	—	0.00%	—	0.00%	1,591,665	1.96%
	NYM RBOB Gas Settling 4/1/12 (Number of Contracts: 2,123)	—	0.00%	—	0.00%	869,669	1.07%
	Various energy futures contracts (Europe)	—	0.00%	(100)	0.00%	573,850	0.71%
	ICE Brent Crude Oil Settling 12/1/12 (Number of Contracts: 78)	—	0.00%	—	0.00%	2,835,790	3.49%
	Various energy futures contracts (Far East)	—	0.00%	(1,195)	0.00%	—	0.00%
	Various interest rates futures contracts (US)	—	0.00%	(24,881)	-0.05%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	2,100	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	(31)	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	(173)	0.00%	(75,712)	-0.09%
	Various precious metals futures contracts (U.S.)	—	0.00%	20,200	0.04%	82,675	0.10%
	Silver @ COMEX Settling 12/1/12 (Number of Contracts: 152)	—	0.00%	—	0.00%	2,879,260	3.55%
	Various soft futures contracts (U.S.)	—	0.00%	314,855	0.60%	273,765	0.34%
	Corn Settling 7/1/12 (Number of Contracts: 1,123)	—	0.00%	—	0.00%	2,867,576	3.53%
	Corn Settling 9/1/12 (Number of Contracts: 288)	—	0.00%	—	0.00%	1,370,557	1.69%
	Various soft futures contracts (Far East)	—	0.00%	1,074	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	(3,693)	-0.01%	(864)	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	18,129	0.03%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	6,645	0.01%	—	0.00%

	Total Short Futures Contracts	—	0.00%	508,872	0.96%	9,968,962	12.30%

CURRENCY FORWARDS *		—	0.00%	—	0.00%	—	0.00%

	Total Open Trade Equity (Deficit)	$—	0.00%	$792,372	1.50%	$(25,934,678)	-31.92%

SWAPS (1)		$131,004	0.10%	$57,225	0.11%	$74,898	0.09%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value
$36,500,000.00	U.S. Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$7,976,700	5.95%	$3,484,374	6.59%	$4,560,486	5.87%
$36,700,000.00	U.S. Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	8,580,604	6.40%	3,748,172	7.09%	4,905,754	6.32%

		$16,557,304	12.35%	$7,232,546	13.68%	$9,466,240	12.19%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	U.S. Treasury Note 3.875% due 02/15/2013 (2)	$7,673,204		$3,351,802		$4,386,970
	U.S. Treasury Note 4.000% due 02/15/2015 (2)	7,715,249		3,370,168		4,411,008

		$15,388,453		$6,721,970		$8,797,978

		Cost		Cost		Cost
	U.S. Treasury Note 3.875% due 02/15/2013 (2)	$8,014,902		$3,501,062		$4,582,327
	U.S. Treasury Note 4.000% due 02/15/2015 (2)	7,991,913		3,491,020		4,569,184

		$16,006,815		$6,992,082		$9,151,511

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

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

The Frontier Fund

Statements of Operations

For the Six Months Ended June 30, 2012 and 2011

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	(Unaudited)		(Unaudited)		(Unaudited)
	6/30/2012	6/30/2011	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Investment Income:
Interest—net	$1,143,240	$1,192,025	$529,226	$465,136	$711,631	$691,895

Total Income	1,143,240	1,192,025	529,226	465,136	711,631	691,895

Expenses:
Incentive Fees	1,622,616	2,919,713	84,508	270,812	474,155	2,304,168
Management Fees	1,001,476	949,997	705,144	739,179	1,730,283	1,870,475
Service Fees—Class 1	764,517	976,227	376,906	431,508	240,025	496,020
Trading Fees	1,522,885	1,867,170	636,911	762,843	511,670	329,173

Total Expenses	4,911,494	6,713,107	1,803,469	2,204,342	2,956,133	4,999,836

Investment income/(loss)—net	(3,768,254)	(5,521,082)	(1,274,243)	(1,739,206)	(2,244,502)	(4,307,941)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	3,438,153	(1,745,362)	1,862,384	—
Net change in open trade equity/(deficit)	—	—	(848,382)	(172,909)	(6,274,138)	—
Net realized gain/(loss) on swap contracts	(106,862)	(308,941)	(55,669)	2,070,356	(58,693)	—
Net unrealized gain/(loss) on swap contracts	(23,719)	(388,618)	(2,775)	(1,636,815)	(20,529)	(31,394)
Net realized gain/(loss) on U.S. Treasury securities	176,189	19,090	84,120	—	110,579	5,776
Net unrealized gain/(loss) on U.S. Treasury securities	(344,875)	—	(161,783)	12,484	(212,182)	—
Trading commissions	—	—	(72,157)	(34,338)	(898,855)	—
Change in fair value of investments in unconsolidated trading companies	2,154,374	4,362,634	494,168	1,385,031	(1,178,743)	10,288,431

Net gain/(loss) on investments	1,855,107	3,684,165	2,875,675	(121,553)	(6,670,177)	10,262,813

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,913,147)	(1,836,917)	1,601,432	(1,860,759)	(8,914,679)	5,954,872

Less: Operations attributable to non-controlling interests	—	—	527,388	(19,390)	(5,453,840)	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,913,147)	$(1,836,917)	$1,074,044	$(1,841,369)	$(3,460,839)	$5,954,872

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(1.80)	$(1.95)	$1.79	$(3.95)	$(8.06)	$7.79
Class 1a	N/A	N/A	N/A	N/A	$(6.45)	$6.80
Class 2	$(0.97)	$(1.09)	$2.82	$(3.18)	$(7.77)	$11.43
Class 2a	N/A	N/A	N/A	N/A	$(5.69)	$8.10
Class 3	N/A	N/A	N/A	N/A	$(7.78)	$11.42

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Six Months Ended June 30, 2012 and 2011

			Tiverton/Graham/ Transtrend
	Balanced Series		Series (1)		Currency Series
	(Unaudited)		(Unaudited)		(Unaudited)
	6/30/2012	6/30/2011	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Investment Income:
Interest—net	$186,736	$201,656	$83,962	$17,176	$85	$54,459

Total Income/(loss)	186,736	201,656	83,962	17,176	85	54,459

Expenses:
Incentive Fees	3,285,306	8,671,760	58,853	—	—	—
Management Fees	1,339,664	1,258,352	630,430	690,705	—	79,028
Service Fees—Class 1	2,605,664	4,113,084	473,019	831,210	56,403	85,691
Trading Fees	930,270	911,628	132,847	154,756	14,244	45,650

Total Expenses	8,160,904	14,954,824	1,295,149	1,676,671	70,647	210,369

Investment income/(loss)—net	(7,974,168)	(14,753,168)	(1,211,187)	(1,659,495)	(70,562)	(155,910)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	14,305,074	(1,587,828)	—	—	—	(170,045)
Net change in open trade equity/(deficit)	2,536,358	(24,656,268)	—	—	—	(24,407)
Net realized gain/(loss) on swap contracts	(175,294)	6,689,123	(34,232)	—	(6,104)	—
Net unrealized gain/(loss) on swap contracts	1,331,127	(8,846,752)	(2,448)	(21,451)	3,603	(506,945)
Net realized gain/(loss) on U.S. Treasury securities	290,166	—	59,410	(2,524)	3,199	—
Net unrealized gain/(loss) on U.S. Treasury securities	(573,994)	10,621	(107,356)	—	(6,293)	326
Trading commissions	(2,676,067)	(2,535,293)	—	—	—	—
Net change in inter-series receivables	—	(802,725)	—	—	—	—
Net change in inter-series payables	—	—	—	—	—	523,240
Change in fair value of investments in unconsolidated trading companies	(5,687,507)	36,094,205	(445,682)	(1,435,104)	(232,546)	—
Net realized gain/(loss) on the Berkeley Quantitative Colorado Fund LLC	—	—	(2,172,987)	(135,775)	—	—
Net unrealized gain/(loss) on the Berkeley Quantitative Colorado Fund LLC	—	—	2,084,880	(1,665,279)	—	—

Net gain/(loss) on investments	9,349,863	4,365,083	(618,415)	(3,260,133)	(238,141)	(177,831)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	1,375,695	(10,388,085)	(1,829,602)	(4,919,628)	(308,703)	(333,741)

Less: Operations attributable to non-controlling interests	4,229,152	(10,170,829)	—	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(2,853,457)	$(217,256)	$(1,829,602)	$(4,919,628)	$(308,703)	$(333,741)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(1.85)	$(1.49)	$(4.73)	$(9.65)	$(5.61)	$(4.35)
Class 1a	$(0.32)	$(1.97)	N/A	N/A	N/A	N/A
Class 2	$(0.01)	$0.56	$(4.80)	$(9.71)	$(5.74)	$(3.89)
Class 2a	$0.64	$(0.31)	N/A	N/A	N/A	N/A
Class 3a	$0.18	$(0.30)	N/A	N/A	N/A	N/A

(1)	Formerly known as the Berkeley/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Six Months Ended June 30, 2012 and 2011

	Winton Series		Winton/Graham Series
	(Unaudited)		(Unaudited)
	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Investment Income:
Interest—net	$258,693	$209,265	$53,990	$94,852

Total Income	258,693	209,265	53,990	94,852

Expenses:
Incentive Fees	—	248,590	—	70,874
Management Fees	527,370	650,733	588,344	812,303
Service Fees—Class 1	548,690	684,756	338,208	605,244
Trading Fees	178,594	139,960	103,966	123,465

Total Expenses	1,254,654	1,724,039	1,030,518	1,611,886

Investment (loss)—net	(995,961)	(1,514,774)	(976,528)	(1,517,034)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—	798,159
Net change in open trade equity/(deficit)	—	—	—	(1,521,787)
Net realized gain/(loss) on swap contracts	(57,781)	—	(30,602)	—
Net unrealized gain/(loss) on swap contracts	(7,291)	(27,842)	943	(20,249)
Net realized gain/(loss) on U.S. Treasury securities	90,903	—	40,172	—
Net unrealized gain/(loss) on U.S. Treasury securities	(174,630)	5,818	(77,637)	(3,236)
Trading commissions	—	—	—	(274,394)
Change in fair value of investments in unconsolidated trading companies	(1,948,477)	764,521	(1,094,706)	223,977

Net gain/(loss) on investments	(2,097,276)	742,497	(1,161,830)	(797,530)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(3,093,237)	(772,277)	(2,138,358)	(2,314,564)

Less: Operations attributable to non-controlling interests	—	—	—	(470,719)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(3,093,237)	$(772,277)	$(2,138,358)	$(1,843,845)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(9.41)	$(2.91)	$(8.68)	$(5.98)
Class 2	$(8.70)	$(1.07)	$(8.92)	$(5.14)

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended June 30, 2012 and 2011

	Frontier Diversified		Frontier Masters		Frontier Long/Short
	Series		Series		Commodity Series
	(Unaudited)		(Unaudited)		(Unaudited)
	6/30/2012	6/30/2011	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Investment Income:
Interest—net	$545,961	$601,997	$261,367	$294,170	$348,055	$375,605

Total Income	545,961	601,997	261,367	294,170	348,055	375,605

Expenses:
Incentive Fees	1,616,858	1,200,040	84,508	4,277	397,085	674,307
Management Fees	485,272	468,277	352,534	(168,742)	866,092	924,616
Service Fees—Class 1	372,751	460,178	189,579	205,981	115,189	222,469
Trading Fees	749,188	888,504	319,341	362,733	257,297	175,280

Total Expenses	3,224,069	3,016,999	945,962	404,249	1,635,663	1,996,672

Investment income/(loss)—net	(2,678,108)	(2,415,002)	(684,595)	(110,079)	(1,287,608)	(1,621,067)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	2,146,959	(353,802)	35,577,284	—
Net change in open trade equity/(deficit)	—	—	(522,901)	(803,220)	(35,876,321)	—
Net realized gain/(loss) on swap contracts	—	(308,941)	—	(558,906)	—	—
Net unrealized gain/(loss) on swap contracts	—	(256,351)	—	(36,604)	—	(43,631)
Net realized gain/(loss) on U.S. Treasury securities	101,433	—	49,269	—	63,612	—
Net unrealized gain/(loss) on U.S. Treasury securities	(133,952)	128,535	(65,064)	63,174	(84,007)	78,235
Trading commissions	—	—	(41,493)	(19,600)	(475,122)	—
Change in fair value of investments in unconsolidated trading companies	6,132,808	(3,877,773)	303,890	(212,308)	(143,488)	(1,852,135)

Net gain/(loss) on investments	6,100,289	(4,314,530)	1,870,660	(1,921,266)	(938,042)	(1,817,531)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	3,422,181	(6,729,532)	1,186,065	(2,031,345)	(2,225,650)	(3,438,598)

Less: Operations attributable to non-controlling interests	—	—	556,867	(11,742)	702,246	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$3,422,181	$(6,729,532)	$629,198	$(2,019,603)	$(2,927,896)	$(3,438,598)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$2.37	$(4.93)	$1.09	$(4.10)	$(6.14)	$(7.80)
Class 1a	N/A	N/A	N/A	N/A	$(5.29)	$(6.76)
Class 2	$2.95	$(4.63)	$1.63	$(3.79)	$(6.68)	$(7.85)
Class 2a	N/A	N/A	N/A	N/A	$(5.03)	$(6.41)
Class 3	N/A	N/A	N/A	N/A	$(6.69)	$(7.85)

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended June 30, 2012 and 2011

			Tiverton/Graham/Transtrend
	Balanced Series		Series (1)		Currency Series
	(Unaudited)		(Unaudited)		(Unaudited)
	6/30/2012	6/30/2011	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Investment Income:
Interest—net	$35,188	$165,683	$65,518	$11,867	$85	$24,807

Total Income	35,188	165,683	65,518	11,867	85	24,807

Expenses:
Incentive Fees	3,107,181	4,401,571	58,853	—	—	—
Management Fees	650,186	615,487	357,444	312,735	—	39,173
Service Fees—Class 1	1,264,776	1,893,117	218,705	376,172	26,493	40,521
Trading Fees	452,743	425,465	61,958	69,503	6,747	22,085

Total Expenses	5,474,886	7,335,640	696,960	758,410	33,240	101,779

Investment income/(loss)—net	(5,439,698)	(7,169,957)	(631,442)	(746,543)	(33,155)	(76,972)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	17,730,726	(18,362,468)	—	—	—	(16,507)
Net change in open trade equity/(deficit)	4,894,639	(9,889,429)	—	—	—	(18,629)
Net realized gain/(loss) on swap contracts	—	6,689,123	—	—	—	—
Net unrealized gain/(loss) on swap contracts	682,682	(7,834,296)	—	(31,135)	—	19,623
Net realized gain/(loss) on U.S. Treasury securities	165,998	—	33,684	—	1,863	—
Net unrealized gain/(loss) on U.S. Treasury securities	(219,217)	218,626	(44,566)	49,609	(2,460)	15,037
Trading commissions	(1,468,701)	(1,245,507)	—	—	—	—
Net change in inter-series receivables	—	237,912	—	—	—	46,549
Net change in inter-series payables	—	—	—	—	—	—
Change in fair value of investments in unconsolidated trading companies	(1,698,555)	13,663,952	(637,185)	(945,189)	(99,634)	—
Net realized gain/(loss) on the Berkeley Quantitative Colorado Fund LLC	—	—	—	(135,775)	—	—
Net unrealized gain/(loss) on the Berkeley Quantitative Colorado Fund LLC	—	—	—	(2,062,950)	—	—

Net gain/(loss) on investments	20,087,572	(16,522,087)	(648,067)	(3,125,440)	(100,231)	46,073

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	14,647,874	(23,692,044)	(1,279,509)	(3,871,983)	(133,386)	(30,899)

Less: Operations attributable to non-controlling interests	7,272,062	(10,178,577)	—	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$7,375,812	$(13,513,467)	$(1,279,509)	$(3,871,983)	$(133,386)	$(30,899)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$3.53	$(5.91)	$(3.34)	$(7.82)	$(2.50)	$(0.85)
Class 1a	$4.26	$(5.60)	N/A	N/A	N/A	N/A
Class 2	$5.57	$(6.00)	$(3.88)	$(8.48)	$(2.50)	$(0.34)
Class 2a	$5.15	$(5.49)	N/A	N/A	N/A	N/A
Class 3a	$4.69	$(5.49)	N/A	N/A	N/A	N/A

(1)	Formerly known as the Berkeley/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended June 30, 2012 and 2011

	Winton Series		Winton/Graham Series
	(Unaudited)		(Unaudited)
	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Investment Income:
Interest - net	$132,557	$105,532	$32,021	$36,923

Total Income	132,557	105,532	32,021	36,923

Expenses:
Incentive Fees	—	—	—	—
Management Fees	259,761	318,095	290,031	366,434
Service Fees - Class 1	266,262	320,735	159,136	269,572
Trading Fees	87,171	66,122	48,908	54,152

Total Expenses	613,194	704,952	498,075	690,158

Investment (loss) - net	(480,637)	(599,420)	(466,054)	(653,235)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—	587,333
Net change in open trade equity/(deficit)	—	—	—	(680,580)
Net realized gain/(loss) on swap contracts	—	—	—	—
Net unrealized gain/(loss) on swap contracts	—	(39,560)	—	(29,681)
Net realized gain/(loss) on U.S. Treasury securities	52,823	—	23,284	—
Net unrealized gain/(loss) on U.S. Treasury securities	(69,758)	67,912	(30,749)	47,224
Trading commissions	—	—	—	(96,964)
Change in fair value of investments in unconsolidated trading companies	(1,582,723)	(893,647)	(1,638,888)	(672,824)

Net gain/(loss) on investments	(1,599,658)	(865,295)	(1,646,353)	(845,492)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(2,080,295)	(1,464,715)	(2,112,407)	(1,498,727)

Less: Operations attributable to non-controlling interests	—	—	—	(102,286)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(2,080,295)	$(1,464,715)	$(2,112,407)	$(1,396,441)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(6.28)	$(4.27)	$(8.32)	$(4.82)
Class 2	$(6.23)	$(3.78)	$(9.45)	$(4.80)

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Six Months Ended June 30, 2012

	Frontier Diversified Series					Frontier Masters Series
	(Unaudited)					(Unaudited)
	Class 1	Class 1	Class 2	Class 2		Class 1	Class 1	Class 2	Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Capital (Net Asset Value), December 31, 2011	$27,334	$72,397,572	$1,486,740	$60,061,958	$133,973,604	$27,569	$34,062,567	$589,893	$18,144,968	$58,412	$52,883,409

Sale of Units	—	3,659,657	—	4,125,255	7,784,912	—	3,789,952	—	462,006	—	4,251,958
Redemption of Units	—	(8,272,003)	—	(6,527,494)	(14,799,497)	—	(2,084,976)	—	(1,503,967)	—	(3,588,943)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	—	2,506,321	2,506,321
Distributions	—	—	—	—	—	—	—	—	—	(565,724)	(565,724)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	527,388	527,388
Net increase/(decrease) in Owners’ Capital resulting from operations	(495)	(1,346,309)	(13,838)	(552,505)	(1,913,147)	493	587,895	15,829	469,827	—	1,074,044

Capital (Net Asset Value), June 30, 2012	$26,839	$66,438,917	$1,472,902	$57,107,214	$125,045,872	$28,062	$36,355,438	$605,722	$17,572,834	$2,526,397	$57,088,453

Capital—Units, December 31, 2011	275	728,370	14,301	577,736	1,320,682	275	339,777	5,627	173,083	—	518,762

Sale of Units	—	37,262	—	40,432	77,694	—	36,951	—	4,273	—	41,224
Redemption of Units	—	(84,888)	—	(63,693)	(148,581)	—	(20,458)	—	(14,111)	—	(34,569)

Capital—Units, June 30, 2012	275	680,744	14,301	554,475	1,249,795	275	356,270	5,627	163,245	—	525,417

		(1)		(1)			(1)		(1)
Net asset value per unit at December 31, 2011		$99.40		$103.96			$100.25		$104.83
Change in net asset value per unit for six months ended June 30, 2012		(1.80)		(0.97)			1.79		2.82

Net asset value per unit at June 30, 2012		$97.60		$102.99			$102.04		$107.65

(1)	Values are for both Managing Owners and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Six Months Ended June 30, 2012

	Frontier Long/Short Commodity Series
	(Unaudited)
	Class 1	Class 2		Class 3	Class 1a	Class 1a	Class 2a	Class 2a
	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Capital (Net Asset Value), December 31, 2011	$4,159,047	$499,336	$8,689,426	$27,810,058	$14,271	$18,877,124	$282,740	$10,628,724	$10,223,579	$81,184,305

Sale of Units	9,089	—	—	3,487,095	—	2,867,314	—	2,634,003	—	8,997,501
Redemption of Units	(3,665,155)	—	(380,536)	(4,588,095)	—	(1,108,821)	—	(468,884)	—	(10,211,491)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	7,337,360	7,337,360
Contributions	—	—	—	—	—	—	—	—	23,164,665	23,164,665
Distributions	—	—	—	—	—	—	—	—	(23,882,978)	(23,882,978)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	(5,453,840)	(5,453,840)
Net increase/(decrease) in Owners’ Capital resulting from operations	(85,966)	(23,967)	(400,685)	(1,297,820)	(757)	(1,084,632)	(12,650)	(554,362)	—	(3,460,839)

Capital (Net Asset Value), June 30, 2012	$417,015	$475,369	$7,908,205	$25,411,238	$13,514	$19,550,985	$270,090	$12,239,481	$11,388,786	$77,674,683

Capital—Units, December 31, 2011	30,551	3,083	53,648	171,708	117	155,099	2,222	83,538	—	499,966

Sale of Units	68	—	—	21,734	—	23,744	—	20,882	—	66,428
Redemption of Units	(27,363)	—	(2,362)	(28,632)	—	(9,211)	—	(3,717)	—	(71,285)

Capital—Units, June 30, 2012	3,256	3,083	51,286	164,810	117	169,632	2,222	100,703	—	495,109

			(1)			(1)		(1)
Net asset value per unit at December 31, 2011	$136.13		$161.97	$161.96		$121.71		$127.23

Change in net asset value per unit for six months ended June 30, 2012	(8.06)		(7.77)	(7.78)		(6.45)		(5.69)

Net asset value per unit at June 30, 2012	$128.07		$154.20	$154.18		$115.26		$121.54

(1)	Values are for both Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Six Months Ended June 30, 2012

	Balanced Series
	(Unaudited)
	Class 1	Class 1a	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total
Capital (Net Asset Value), December 31, 2011	$183,785,318	$2,536,559	$3,351,608	$60,020,959	$158,814	$2,626,016	$2,952,802	$40,633,336	$296,065,412

Sale of Units	243,828	414	—	7,927	—	—	2,004,252	—	2,256,421
Redemption of Units	(16,465,726)	(2,263,742)	—	(5,962,591)	—	(1,672,175)	(915,291)	—	(27,279,525)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	(4,147,463)	(4,147,463)
Contributions	—	—	—	—	—	—	—	80,675,516	80,675,516
Distributions	—	—	—	—	—	—	—	(72,990,346)	(72,990,346)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	4,229,152	4,229,152
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(2,759,227)	(23,240)	(243)	(68,701)	796	(1,764)	(1,078)	—	(2,853,457)

Capital (Net Asset Value), June 30, 2012	$164,804,193	$249,991	$3,351,365	$53,997,594	$159,610	$952,077	$4,040,685	$48,400,195	$275,955,710

Capital—Units, December 31, 2011	1,476,131	23,388	21,620	387,173	1,237	20,460	23,005	—	1,953,014

Sale of Units	1,984	4	—	52	—	—	15,648	—	17,688
Redemption of Units	(134,415)	(21,080)	—	(38,881)	—	(13,079)	(7,218)	—	(214,673)

Capital—Units, June 30, 2012	1,343,700	2,312	21,620	348,344	1,237	7,381	31,435	—	1,756,029

				(1)		(1)
Net asset value per unit at December 31, 2011	$124.50	$108.45		$155.02		$128.35	$128.36
Change in net asset value per unit for six months ended June 30, 2012	(1.85)	(0.32)		(0.01)		0.64	0.18

Net asset value per unit at June 30, 2012	$122.65	$108.13		$155.01		$128.99	$128.54

(1)	Values are for both Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Six Months Ended June 30, 2012

	Tiverton/Graham/Transtrend Series (2)				Currency Series
	Class 1	(Unaudited) Class 2			Class 1	(Unaudited) Class 2
	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Total
Capital (Net Asset Value), December 31, 2011	$35,180,631	$7,878	$4,425,463	$39,613,972	$4,228,350	$2,563	$88,444	$4,319,357

Sale of Units	18,031	—	—	18,031	24,995	—	—	24,995
Redemption of Units	(4,631,745)	—	(359,678)	(4,991,423)	(579,329)	—	(25,319)	(604,648)
Net increase/(decrease) in Owners’
Capital resulting from operations	(1,654,583)	(337)	(174,682)	(1,829,602)	(303,796)	(168)	(4,739)	(308,703)

Capital (Net Asset Value), June 30, 2012	$28,912,334	$7,541	$3,891,103	$32,810,978	$3,370,220	$2,395	$58,386	$3,431,001

Capital—Units, December 31, 2011	386,533	70	39,571	426,174	59,997	29	1,010	61,036

Sale of Units	201	—	—	201	364	—	—	364
Redemption of Units	(51,689)	—	(3,220)	(54,909)	(8,409)	—	(297)	(8,706)

Capital—Units, June 30, 2012	335,045	70	36,351	371,466	51,952	29	713	52,694

			(1)				(1)
Net asset value per unit at December 31, 2011	$91.02		$111.84		$70.48		$87.61
Change in net asset value per unit for six months ended June 30, 2012	(4.73)		(4.80)		(5.61)		(5.74)

Net asset value per unit at June 30, 2012	$86.29		$107.04		$64.87		$81.87

(1)	Values are for both Managing Owner and Limited Owners.
(2)	Formerly the Berkeley/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Six Months Ended June 30, 2012

	Winton Series				Winton/Graham Series
	(Unaudited)				(Unaudited)
	Class 1	Class 2			Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Total
Capital (Net Asset Value), December 31, 2011	$38,345,799	$34,276	$11,668,049	$50,048,124	$24,783,519	$55,553	$5,934,615	$30,773,687

Sale of Units	107,528	—	—	107,528	31,984	—	—	31,984
Redemption of Units	(1,786,093)	—	(466,906)	(2,252,999)	(3,272,198)	—	(1,072,717)	(4,344,915)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(2,489,084)	(1,799)	(602,354)	(3,093,237)	(1,813,578)	(3,823)	(320,957)	(2,138,358)

Capital (Net Asset Value), June 30, 2012	$34,178,150	$32,477	$10,598,789	$44,809,416	$19,729,727	$51,730	$4,540,941	$24,322,398

Capital—Units, December 31, 2011	271,704	207	70,368	342,279	236,649	428	45,755	282,832

Sale of Units	780	—	—	780	310	—	—	310
Redemption of Units	(13,011)	—	(2,910)	(15,921)	(31,539)	—	(8,158)	(39,697)

Capital—Units, June 30, 2012	259,473	207	67,458	327,138	205,420	428	37,597	243,445

			(1)				(1)
Net asset value per unit at December 31, 2011	$141.13		$165.82		$104.73		$129.70
Change in net asset value per unit for six months ended June 30, 2012	(9.41)		(8.70)		(8.68)		(8.92)

Net asset value per unit at June 30, 2012	$131.72		$157.12		$96.05		$120.78

(1)	Values are for both Managing Owner and Limited Owners

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	(Unaudited)		(Unaudited)		(Unaudited)
	6/30/2012	6/30/2011	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,913,147)	$(1,836,917)	$1,601,432	$(1,860,759)	$(8,914,679)	$5,954,872
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity/(deficit), at fair value	—	—	848,376	172,909	5,691,998	—
Net change in options written, at fair value	—	—	—	—	662,500	—
Net change in ownership allocation of U.S. Treasury Securities	48,344	(948,162)	(880,732)	(3,490,003)	(460,331)	(2,268,400)
Net change in ownership allocation of custom time deposits	19,132	(4,357,748)	(5,206,281)	(19,632,715)	671,254	(13,610,951)
Net change in ownership allocation of credit default swaps	423	(69,853)	(1,219)	(37,882)	(4,324)	7,993
Net realized (gain) on swap contracts	106,862	308,941	55,669	(2,070,356)	58,693	—
Net unrealized (gain)/loss on swap contracts	23,719	388,618	2,775	1,636,815	20,529	31,394
Net unrealized (gain)/loss on U.S. Treasury securities	344,875	(19,090)	161,783	(12,484)	212,182	(5,776)
Net realized (gain)/loss on U.S. Treasury securities	(176,189)	—	(84,120)	—	(110,579)	—
(Purchases) sales of:
Sales of swap contracts	—	1,933,000	—	26,826,316	—	—
(Purchases) of swap contracts	—	(45,928)	—	(142,819)	—	(78,248)
Sales of custom time deposits	4,380,919	2,045,135	2,418,141	1,330,929	2,122,345	2,703,479
(Purchases) of custom time deposits	—	—	—	—	—	—
Sales of U.S. Treasury securities	7,795,181	—	3,735,419	—	4,973,010	—
Increase and/or decrease in:
Receivable from futures commission merchants	—	—	(2,220,779)	(2,419,045)	(10,742,946)	—
Change in control of ownership - trading companies	—	—	—	—	7,337,360	—
Contributions to trading companies	—	—	2,506,321	70,000	23,164,665	—
Distributions from trading companies	—	—	(565,724)	(28,000)	(23,882,978)	—
Investments in unconsolidated trading companies, at fair value	(4,962,592)	22,114,194	(3,098,220)	10,240,978	(313,371)	22,849,885
Prepaid service fees - Class 1	115,319	78,829	9,517	(47,518)	39,084	(91,840)
Interest receivable	110,603	(12,616)	40,458	81,225	63,698	(30,674)
Receivable from related parties	(2,076)	90,000	(504)	15	3,574	(15,000)
Other assets	(6,068)	60	(3,007)	—	(4,285)	212
Inter-series payables/receivables, at fair value	—	—	—	—	—	—
Incentive fees payable to Managing Owner	1,095,141	(158,166)	84,508	(229,686)	270,321	(902,999)
Management fees payable to Managing Owner	(37,660)	16,469	(3,230)	7,648	(13,722)	(283,017)
Interest payable to Managing Owner	(9,942)	(4,665)	(2,229)	10,154	(2,490)	(9,347)
Trading fees payable to Managing Owner	(15,190)	(46,015)	5,289	(25,472)	919	(35,908)
Trailing service fees payable to Managing Owner	11,525	17,675	6,823	7,866	(3,191)	(33,144)
Payables to related parties	—	(41,382)	550	(112,852)	20,733	(6,777)
Other liabilities	18,897	59,138	22,590	17,342	1,201	(9,860)

Net cash provided by (used in) operating activities	6,948,076	19,511,517	(566,394)	10,292,606	861,170	14,165,894

Cash Flows from Financing Activities:
Proceeds from sale of units	7,784,912	30,904,201	4,251,958	8,513,501	8,997,501	23,492,989
Payment for redemption of units	(14,799,497)	(51,520,174)	(3,588,943)	(18,673,737)	(10,211,491)	(37,070,127)
Pending owner additions	(203,104)	21,425	39,147	(117,500)	15,207	48,433
Owner redemptions payable	(87,586)	88,386	(4,996)	(98,648)	(52,668)	(12,179)

Net cash provided by (used in) financing activities	(7,305,275)	(20,506,162)	697,166	(10,376,384)	(1,251,451)	(13,540,884)

Net increase (decrease) in cash and cash equivalents	(357,199)	(994,645)	130,772	(83,778)	(390,281)	625,010
Cash and cash equivalents, beginning of year or period	4,976,749	4,647,422	2,234,716	1,207,290	3,045,849	1,114,912

Cash and cash equivalents, end of year or period	$4,619,550	$3,652,777	$2,365,488	$1,123,512	$2,655,568	$1,739,922

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

	Balanced Series		Tiverton/Graham/ Transtrend Series (1)		Currency Series
	(Unaudited)		(Unaudited)		(Unaudited)
	6/30/2012	6/30/2011	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$1,375,695	$(10,388,085)	$(1,829,602)	$(4,919,628)	$(308,703)	$(333,741)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	(5,212,272)	25,335,893	—	—	—	25,631
Net change in options written, at fair value	982,158	1,653,498	—	—	—	(1,292)
Net change in ownership allocation of U.S. Treasury Securities	2,126,630	1,143,637	(894,064)	1,482,808	49,916	334,676
Net change in custom time deposits	6,414,370	5,131,352	(2,986,681)	6,303,604	(250,884)	1,325,038
Net change in ownership allocation of credit default swaps	9,783	14,203	(2,283)	26,540	82	9,958
Net change in ownership allocation of certificates of deposit	—	—	—	—	—	—
Net change in ownership allocation of total return swaps	—	—	—	—	—	—
Net unrealized (gain)/loss on swap contracts	(1,331,127)	8,846,752	2,448	21,451	(3,603)	506,945
Net realized (gain)/loss on swap contracts	175,294	(6,689,123)	34,232	—	6,104	—
Net unrealized (gain)/loss on U.S. Treasury securities	573,994	(10,621)	107,356	2,524	6,293	(326)
Net realized (gain)/loss on U.S. Treasury securities	(290,166)	—	(59,410)		(3,199)	—
Net realized (gain)/loss on investment in Berkeley Quantitative
Colorado Fund LLC	—	—	2,172,987	135,775	—	—
Net unrealized (gain)/loss on investment in Berkeley
Quantitative Colorado Fund LLC	—	—	(2,084,880)	1,665,279	—	—
(Purchases) sales of:
Sales of swap contracts	10,362	19,954,983	—	—	—	—
(Purchases) of swap contracts	—	(217,290)	—	(71,712)	—	(23,489)
Sales of custom time deposits	8,877,976	6,948,011	2,014,489	3,307,139	614,348	931,249
(Purchases) of custom time deposits	—	—	—	—	—	—
Sales of U.S. Treasury securities	12,612,900	—	2,693,512	—	138,333	—
Sale of Berkeley Quantitative Colorado Fund LLC	—	—	6,182,737	1,512,397	—	—
Increase and/or decrease in:
Receivable from futures commission merchants	(9,836,454)	3,836,389	—	—	—	(550,542)
Change in control of ownership - trading companies	(4,147,463)	16,546,859	—	—	—	—
Investments in unconsolidated trading companies, at fair value	632,986	30,249,618	(266,021)	8,076,259	232,069	—
Contributions to trading companies	80,675,516	45,904,000	—	—	—	—
Distributions from trading companies	(72,990,346)	(67,268,928)	—	—	—	—
Inter-series payables/receivables, at fair value	—	802,725	—	—	—	(523,240)
Prepaid service fees - Class 1	—	3	—	16	—	—
Interest receivable	207,419	16,510	25,492	20,493	2,643	4,631
Receivable from related parties	(46,426)	—	(10,598)	—	—	—
Other assets	(19,591)	524	(13,981)	136	(1,364)	(167)
Incentive fees payable to Managing Owner	1,912,622	1,156,114	58,853	(270,557)	—	—
Management fees payable to Managing Owner	(54,547)	(69,255)	11,931	(58,824)	—	(1,307)
Interest payable to Managing Owner	(59,149)	(52,030)	(13,707)	(37,376)	(1,628)	(4,302)
Trading fees payable to Managing Owner	(30,870)	(47,929)	(15,451)	(10,035)	(631)	(1,557)
Trailing service fees payable to Managing Owner	(56,704)	(63,864)	(15,605)	(43,880)	(1,740)	(3,680)
Payables to related parties	(1,512)	852,757	111	(9,452)	19	(5,243)
Other liabilities	6,002	1,716	943	5,337	57	4,962

Net cash provided by (used in) operating activities	22,517,080	83,588,419	5,112,808	17,138,294	478,112	1,694,204

Cash Flows from Financing Activities:
Proceeds from sale of units	2,256,421	683,583	18,031	47,627	24,995	30,393
Payment for redemption of units	(27,279,525)	(86,964,872)	(4,991,423)	(17,493,064)	(604,648)	(1,724,349)
Pending owner additions	(4,332)	—	(713)	—	(584)	—
Owner redemptions payable	339,456	722,074	(150,091)	94,417	(8,244)	(33,244)

Net cash provided by (used in) financing activities	(24,687,980)	(85,559,215)	(5,124,196)	(17,351,020)	(588,481)	(1,727,200)

Net increase (decrease) in cash and cash equivalents	(2,170,900)	(1,970,796)	(11,388)	(212,726)	(110,369)	(32,996)
Cash and cash equivalents, beginning of year or period	9,758,138	5,375,950	1,352,378	1,341,151	182,875	275,485

Cash and cash equivalents, end of year or period	$7,587,238	$3,405,154	$1,340,990	$1,128,425	$72,506	$242,489

(1)	Formerly the Berkeley/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

	Winton Series		Winton/Graham Series
	(Unaudited)		(Unaudited)
	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(3,093,237)	$(772,277)	$(2,138,358)	$(2,314,564)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	—	—	—	1,427,138
Net change in ownership allocation of U.S. Treasury Securities	(342,280)	1,326,256	337,466	2,475,764
Net change in custom time deposits	266,609	5,938,578	1,223,716	11,755,693
Net change in ownership allocation of credit default swaps	(3,184)	26,825	722	24,208
Net unrealized (gain)/loss on swap contracts	7,291	27,842	(943)	20,249
Net realized (gain)/loss on swap contracts	57,781	—	30,602	—
Net unrealized (gain) loss on U.S. Treasury Securities, at fair value	174,630	(5,818)	77,637	3,236
Net realized (gain) loss on U.S. Treasury Securities, at fair value	(90,903)	—	(40,172)	—
(Purchases) sale of:
(Purchases) of swap contracts	—	(83,357)	—	(64,011)
Sales of custom time deposits	2,095,034	2,990,284	2,476,747	3,269,803
(Purchases) of custom time deposits	—	—	—	—
Sales of U.S. Treasury Securities, at fair value	4,077,744	—	1,806,127	—
Increase and/or decrease in:
Receivable from futures commission merchants	—	—	—	11,090,076
Change in control of ownership of trading companies	—	—	—	(5,222,639)
Contributions to trading companies	—	—	—	3,981,000
Distributions from trading companies	—	—	—	(3,968,000)
Investments in unconsolidated trading companies, at fair value	(1,009,532)	1,086,670	266,141	(2,952,659)
Prepaid service fees - Class 1	—	—	—	—
Interest receivable	52,722	18,289	30,119	34,016
Receivable from related parties	—	—	—	—
Other assets	(17,710)	2	(13,047)	111
Incentive fees payable to Managing Owner	—	(467,341)	—	(623,629)
Management fees payable to Managing Owner	(8,329)	(60,664)	(8,631)	(66,706)
Interest payable to Managing Owner	(11,466)	(19,498)	(11,697)	(34,398)
Trading fees payable to Managing Owner	(3,996)	(5,475)	(4,308)	(9,006)
Trailing service fees payable to Managing Owner	(8,491)	(21,579)	(11,300)	(34,996)
Payables to related parties	95	(24,630)	(120)	(12,058)
Other liabilities	1,737	19,316	(514)	8,099

Net cash provided by (used in) operating activities	2,144,515	9,973,423	4,020,187	18,786,727

Cash Flows from Financing Activities:
Proceeds from sale of units	107,528	140,694	31,984	67,701
Payment for redemption of units	(2,252,999)	(11,111,968)	(4,344,915)	(19,112,632)
Pending owner additions	(2,296)	—	(833)	—
Owner redemptions payable	99,030	37,766	27,306	(51,007)

Net cash provided by (used in) financing activities	(2,048,737)	(10,933,508)	(4,286,458)	(19,095,938)

Net increase (decrease) in cash and cash equivalents	95,778	(960,085)	(266,271)	(309,211)
Cash and cash equivalents, beginning of year or period	2,051,272	1,808,624	1,156,042	1,352,481

Cash and cash equivalents, end of year or period	$2,147,050	$848,539	$889,771	$1,043,270

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Notes to Financial Statements (Unaudited)

1. Organization and Purpose

The Frontier Fund, which is referred to in this report as “the Trust,” was formed on August 8, 2003, as a Delaware statutory trust. Please refer to the consolidated financial statements of the Trust included within this report. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest (the “Units”) pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). It is managed by its Managing Owner, Equinox Fund Management, LLC.

Purchasers of Units are limited owners of the Trust (“Limited Owners”) with respect to beneficial interests of the Series’ Units purchased. The Trust Act provides that, except as otherwise provided in the amended and restated declaration of trust and trust agreement dated August 8, 2003, by and among the Managing Owner, Wilmington Trust Company as trustee and the unitholders from time to time (the “Trust Agreement”), unitholders in a Delaware statutory trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited Owners do not have any such liability. The Managing Owner will make contributions to the Series of the Trust necessary to maintain at least a 1% interest in the aggregate capital, profits and losses of all Series.

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

The Trust has eight (8) separate and distinct Series of Units issued and outstanding: Frontier Diversified Series, Frontier Masters Series, Balanced Series, Frontier Long/Short Commodity Series, Tiverton/Graham/Transtrend Series (formerly Berkeley/Graham/Tiverton Series), Currency Series, Winton Series and Winton/Graham Series (each a “Series” and collectively, the “Series”). The Trust, with respect to the Series, may issue additional Series of Units.

The Trust, with respect to each Series:

•

engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

•

allocates funds to a limited liability trading company or companies (“Trading Company”) or to specific trading accounts(s) (i.e. Trading Advisor(s)) in a trading company that holds more than one trading account. Except as otherwise described in these notes, each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s assets and make the trading decisions for the assets of each Series vested in such Trading Company. Each Trading Company will segregate its assets from any other Trading Company;

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

As of June 30, 2012, the Trust, with respect to the Frontier Diversified Series, Frontier Masters Series, Tiverton/Graham/Transtrend Series, Currency Series, Winton Series and Winton/Graham Series separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Balanced Series, and Frontier Long/Short Commodity Series separates Units into six separate Classes – Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of certificates of deposit, custom time deposits and U.S. Treasury securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

As of June 30, 2012, Winton Series has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. The Currency Series invests a portion of its assets in a single Trading Company, which allocates assets to one Swap. Each of the Frontier Diversified Series, Frontier Masters Series, Frontier Long/Short Commodity Series, Balanced Series, Tiverton/Graham/Transtrend Series, and Winton/Graham Series has invested a portion of its assets in several different Trading Companies and one or more Trading Advisors may manage the assets invested in such Trading Companies.

In November 2010, the Tiverton/Graham/Transtrend Series invested a portion of its assets in Berkeley Quantitative Colorado Fund LLC, an unaffiliated company, managed by an affiliate of Berkeley Quantitative L.P. Through this investment, Berkeley Quantitative L.P. became a commodity trading advisor to the Series. This investment was liquidated on March 20, 2012.

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

During July, 2011, Frontier Dynamic Series ceased trading operations and liquidated all positions and investor accounts. The Series is closed as of June 30, 2011.

During December, 2011, Long Only Commodity Series and Managed Futures Index Series ceased trading operations and liquidated all positions and investor accounts. The Series are closed as of June 30, 2011.

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

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 2011 Annual report on Form 10-K as filed with the SEC.

Consolidation—The Series, through investing in the Trading Companies, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses, all of which is allocated to the Series with the noncontrolled interest in the equity of the trading companies reflected in investments in unconsolidated trading companies in the financial statements. Trading Companies in which a Series has a controlling and majority equity interest are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling and majority interest are accounted for under the equity method, which approximates fair value. Fair value represents the proportionate share of the Series interest in the NAV in a Trading Company. The equity interest held by Series of the Trust is shown as investments in unconsolidated trading companies in the statements of financial condition. The income or loss attributable thereto in proportion of investment level is shown in the statements of operations as change in fair value of investments in unconsolidated trading companies.

The consolidated financial statements of the Balanced Series include the assets, liabilities and earnings of its majority-owned Trading Companies; Frontier Trading Company I LLC, Frontier Trading Company IX, LLC, Frontier Trading Company XIV, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XVII, LLC. Also included in the consolidated financial statements were the earnings of its majority owned trading company, Frontier Trading Company VI, LLC, from January 1, 2011 through March 18, 2011, and Trading Company XVIII, LLC from January 1, 2011 through May 14, 2012.

The consolidated financial statements of the Currency Series include the earnings of its wholly owned trading company, Frontier Trading Company III, LLC through July 15, 2011.

The consolidated financial statements of the Winton/Graham Series include the earnings of its majority-owned trading company, Frontier Trading Company V, LLC through June 17, 2011.

The consolidated financial statements of the Frontier Long/Short Commodity Series include the assets, liabilities and earnings of its majority owned trading companies; Frontier Trading Company VII, LLC, from September 28, 2011 through June 30, 2012 and Frontier Trading Company XVIII, LLC from May 15, 2012 through June 30,2012.

The consolidated financial statements of the Frontier Masters Series include the assets, liabilities and earnings of its majority owned trading company, Frontier Trading Company XXI, LLC (earnings from March 1, 2011 through June 30, 2012). Also included in the consolidated financial statements were the earnings of its wholly owned trading company, Frontier Trading Company XI, LLC from January 1, 2011 through March 11, 2011.

Investment in Berkeley Quantitative Colorado Fund LLC - The Tiverton/Graham/Transtrend Series had an investment in the Berkeley Quantitative Colorado Fund LLC. The Berkeley Quantitative Colorado Fund LLC began operations on November 1, 2010 and was liquidated on March 20, 2012. The Berkeley Quantitative Colorado Fund LLC was not consolidated into the financial statements of the Tiverton/Graham/Transtrend Series because the Trust had no control or transparency over the operations of the trading company. This investment was shown on the statements of financial condition with the change in fair value shown in net unrealized gain/(loss) on the Berkeley Quantitative Colorado Fund LLC.

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

Credit Default Swaps—The Series of the Trust invested in credit default swaps for the purpose of mitigating part of the risk of concentration of deposits with U.S. Bank National Association to other major financial institutions. See Note 4. Credit Default Swaps were allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. Credit Default Swaps were reported at fair value based upon counterparty value per the valuation policy. The Series of the Trust recorded the daily change in fair value in the statements of operations as net unrealized gain/(loss) on swap contracts. All Credit Default Swaps expired during March 2012.

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

Foreign currency transactions—The Series’ functional currency is the U.S. dollar, however, they transact business in currencies other than the U.S. dollar. he Series do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized or unrealized gain or loss from investments.

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

Each Series allocates funds to an affiliated Trading Company, or Companies, of the Trust. Each Trading Company allocates all of its daily trading gains or losses to the Series in proportion to each Series’ ownership interest in the Trading Company, adjusted on a daily basis. As of June 30, 2012, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

Inter-Series Receivables/Payables—The Balanced Series, for the purposes of diversification of investments and trading advisors through the other Series’ access to trading companies in which the Balanced Series did not have a direct interest, advanced funds to the Currency Series and the Frontier Dynamic Series. The amount of the funds advanced by the Balanced Series to the Currency Series participated on a pari passu basis with Class 2 Units of such investee Series. The Balanced Series reflected the changes in values of these investments as “net change in inter-series receivables/payables” in the statements of operations. The Balanced Series was subject to the same allocations of income and fees as the Limited Owners of such Series. As a result of fees charged by the investee Series, fees were not charged by the Balanced Series on the capital allocated to advances in affiliated Series. The Managing Owner monitored such allocations so that aggregate fees of the investee Series on the Balanced Series advances did not exceed the allowable fees of the Balanced Series as provided in the Trust’s Prospectus. Interest was not credited to the Balanced Series on the capital allocated to its inter-series advances to avoid the duplication of interest charged or received. These investments were liquidated during the third quarter of 2011.

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

Investments and Swaps—The Trust, with respect to the Series, records investment transactions on a trade date basis and all investments are recorded at fair value, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investment or instrument. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts are reported utilizing Level 3 Inputs. The significant unobservable inputs used in the fair value measurement of the Trust, with respect to the Series’ Swap contracts are asset liquidity, debt valuation, credit risk, volatility, market risk, distributions, dividends, risk premiums, and other risk management tools. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Swap Contracts are reported at fair value based upon a weekly indicative value that is calculated by management using bid/ask prices from the counterparty. This fair value is corroborated by a daily range of valuations provided by a third party pricing service. The third party pricing service utilizes a Black Scholes pricing model with input adjustments factoring in volatility and liquidity of the instruments. All valuation processes are monitored by the valuation committee of the Managing Owner.

Income Taxes—The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust, with respect to the Series. The 2008 through 2011 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

In the opinion of the Managing Owner, (i) the Trust, with respect to the Series, is treated as a partnership for Federal income tax purposes and, assuming that at least 90% of the gross income of the Trust constitutes “qualifying income” within the meaning of Section 7704(d) of the Code, the Trust is not a publicly traded partnership treated as a corporation, and (ii) the discussion set forth in the Prospectus under the heading “Federal Income Tax Consequences” correctly summarizes the material Federal income tax consequences as of the date of the Prospectus to potential U.S. Limited Owners of the purchase, ownership and disposition of Units of the Trust.

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

These service fees are part of the offering costs of the Trust, with respect to the Series, which include registration and filing fees, legal and blue sky expenses, accounting and audit, printing, marketing support and other offering costs which are born by the Managing Owner. With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Class 1 and Class 1a Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed for such payment by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk of the downside and the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Each Series also owned a portion of the Credit Default Swaps (“CDS”) based upon ownership percentages of the cash management pool. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value basis upon daily reports from the counterparty. The valuation requires significant estimates utilizing Level 3 inputs, corroborated by management through the use of a third party pricing service. The third party pricing service utilizes a Black Scholes pricing model with significant unobservable input adjustment. The significant unobservable inputs used in the fair value measurement include measurements of asset liquidity, debt valuation, credit risk, volatility, market risk, distributions, dividends, risk premiums, and other risk management tools. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The valuation process used by the third party uses a proprietary model, therefore the quantitative inputs are not made available to management. All valuation processes are monitored by the valuation committee of the Managing Owner.

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

The following table summarizes the instruments that comprise the Trust, with respect to the Series, financial asset portfolio, by Series, measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Diversified Series
Investment in Unconsolidated Trading Companies	$40,087,385	$3,115,378	$—	$43,202,763
U.S. Treasury Securities	8,545,093	—	—	8,545,093
Frontier Masters Series
Open Trade Deficit	(28,774)	(27,230)	—	(56,004)
Investment in Unconsolidated Trading Companies	6,744,051	1,072,083	—	7,816,134
U.S. Treasury Securities	4,300,196	—	—	4,300,196
Frontier Long/Short Commodity Series
Open Trade Deficit	(32,867,836)	1,241,160	—	(31,626,676)
Options Written	—	(662,500)	—	(662,500)
Investment in Unconsolidated Trading Companies	4,417,732	(22,373)	—	4,395,359
U.S. Treasury Securities	4,851,958	—	—	4,851,958
Balanced Series
Open Trade Equity	2,503,827	15,812,986	—	18,316,813
Options Written	—	(4,308,611)	—	(4,308,611)
Swap Contracts	—	—	24,955,000	24,955,000
Investment in Unconsolidated Trading Companies	17,441,099	181,724	—	17,622,823
U.S. Treasury Securities	14,144,858	—	—	14,144,858
Tiverton/Graham/Transtrend Series
Investment in Unconsolidated Trading Companies	7,426,913	1,073,155	—	8,500,068
U.S. Treasury Securities	2,500,004	—	—	2,500,004
Currency Series
U.S. Treasury Securities	135,174	—	—	135,174
Investment in Unconsolidated Trading Companies	—	—	2,120,052	2,120,052
Winton Series
Investment in Unconsolidated Trading Companies	5,718,786	22,662	—	5,741,448
U.S. Treasury Securities	4,002,736	—	—	4,002,736
Winton/Graham Series
Investment in Unconsolidated Trading Companies	8,197,701	9,582	—	8,207,283
U.S. Treasury Securities	1,658,797	—	—	1,658,797

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Diversified Series
Swap Contracts	$—	$—	$131,004	$131,004
Investment in Unconsolidated Trading Companies	30,885,365	2,212,764	5,142,042	38,240,171
U.S. Treasury Securities	16,557,304	—	—	16,557,304
Frontier Long/Short Commodity Series
Open Trade Deficit	(25,934,678)	—	—	(25,934,678)
Swap Contracts	—	—	74,898	74,898
Investment in Unconsolidated Trading Companies	3,221,324	5,428	855,236	4,081,988
U.S. Treasury Securities	9,466,240	—	—	9,466,240
Frontier Masters Series
Open Trade Equity	792,372	—	—	792,372
Swap Contracts	—	—	57,225	57,225
Investment in Unconsolidated Trading Companies	4,009,449	708,465	—	4,717,914
U.S. Treasury Securities	7,232,546	—	—	7,232,546
Balanced Series
Open Trade Equity	1,175,762	11,928,779	—	13,104,541
Options Written	—	(3,326,453)	—	(3,326,453)
Swap Contracts	—	—	23,819,312	23,819,312
Investment in Unconsolidated Trading Companies	18,257,754	(1,945)	—	18,255,809
U.S. Treasury Securities	29,168,216	—	—	29,168,216
Tiverton/Graham/Transtrend Series
Swap Contracts	—	—	34,397	34,397
Investment in Unconsolidated Trading Companies	7,219,498	1,014,549	—	8,234,047
Investment in Berkeley Quantitative Colorado Fund LLC	—	6,270,844	—	6,270,844
U.S. Treasury Securities	4,347,398	—	—	4,347,398
Currency Series
Swap Contracts	—	—	2,583	2,583
U.S. Treasury Securities	326,517	—	—	326,517
Investment in Unconsolidated Trading Companies	—	—	2,352,121	2,352,121
Winton Series
Swap Contracts	—	—	61,888	61,888
Investment in Unconsolidated Trading Companies	4,733,423	(1,507)	—	4,731,916
U.S. Treasury Securities	7,821,927	—	—	7,821,927
Winton/Graham Series
Swap Contracts	—	—	30,381	30,381
Investment in Unconsolidated Trading Companies	8,474,102	(678)	—	8,473,424
U.S. Treasury Securities	3,839,855	—	—	3,839,855

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the six months ended June 30, 2012 and year ended December 31, 2011, all identified Level 3 assets are components of the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Tiverton/Graham/Transtrend Series, Currency Series, Winton Series and Winton/Graham Series.

For the Six Months Ended June 30, 2012

Swaps:

	Frontier Diversified Series	Frontier Masters Series	Frontier Long/Short Commodity Series
Balance of recurring Level 3 assets as of January 1, 2012	$131,004	$57,225	$74,898
Total gains or losses (realized/unrealized):
Included in earnings-realized	(106,862)	(55,669)	(58,693)
Included in earnings-unrealized	(23,719)	(2,775)	(20,529)
Change in ownership allocation of credit default swaps	(423)	1,219	4,324
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of June 30, 2012	$—	$—	$—

	Balanced Series	Tiverton/Graham/ Transtrend Series	Currency Series
Balance of recurring Level 3 assets as of January 1, 2012	$23,819,312	$34,397	$2,583
Total gains or losses (realized/unrealized):
Included in earnings-realized	(175,294)	(34,232)	(6,104)
Included in earnings-unrealized	1,331,127	(2,448)	3,603
Sales of investments	(10,362)	—	—
Change in ownership allocation of credit default swaps	(9,783)	2,283	(82)
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of June 30, 2012	$24,955,000	$—	$—

	Winton Series	Winton/Graham Series
Balance of recurring Level 3 assets as of January 1, 2012	$61,888	$30,381
Total gains or losses (realized/unrealized):
Included in earnings-realized	(57,781)	(30,602)
Included in earnings-unrealized	(7,291)	943
Change in ownership allocation of credit default swaps	3,184	(722)
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of June 30, 2012	$—	$—

Investments in Unconsolidated Trading Companies:

Currency Series
Balance of recurring Level 3 assets as of January 1, 2012	$2,352,121
Change in fair value of investments in unconsolidated trading companies	(232,546)
Proceeds from sales of investments of unconsolidated trading companies	(78)
Purchases of investments of unconsolidated trading companies	555
Change in ownership allocation	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of June 30, 2012	$2,120,052

For the Year Ended December 31, 2011

Swaps:

	Frontier Diversified Series	Frontier Long/Short Commodity Series	Frontier Masters Series
Balance of recurring Level 3 assets as of January 1, 2011	$11,407,905	$—	$26,242,246
Total gains or losses (realized/unrealized):
Included in earnings-realized	(5,621,987)	(11,411)	2,061,339
Included in earnings-unrealized	1,315,339	20,529	(1,607,804)
Purchases of investments	45,929	78,248	142,819
Sales of investments	(7,096,699)	—	(26,826,316)
Change in ownership allocation of credit default swaps	80,517	(12,468)	44,941
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2011	$131,004	$74,898	$57,225

	Balanced Series	Tiverton/Graham/ Transtrend Series	Currency Series
Balance of recurring Level 3 assets as of January 1, 2011	$49,811,462	$—	$5,668,768
Total gains or losses (realized/unrealized):
Included in earnings-realized	(19,161,366)	(6,252)	(6,958,362)
Included in earnings-unrealized	4,529,039	2,447	6,327,609
Purchases of investments	19,527,925	71,712	23,489
Sales of investments	(27,897,084)	—	(5,043,086)
Change in ownership allocation of credit default swaps	(34,673)	(33,510)	(15,835)
Change in ownership allocation of total return swaps	(2,955,991)	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2011	$23,819,312	$34,397	$2,583

	Winton Series	Winton/Graham Series
Balance of recurring Level 3 assets as of January 1, 2011	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	(9,969)	(5,791)
Included in earnings-unrealized	7,291	(944)
Purchases of investments	83,357	64,011
Sales of investments	—	—
Change in ownership allocation of credit default swaps	(18,791)	(26,895)
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2011	$61,888	$30,381

Investments in Unconsolidated Trading Companies:

Currency Series
Balance of recurring Level 3 assets as of January 1, 2011	$—
Change in unrealized in investment of unconsolidated trading companies	(162,659)
Realized gain/(loss) in investment of unconsolidated trading companies	(2,334)
Proceeds from sales of investments of unconsolidated trading companies	—
Purchases of investments of unconsolidated trading companies	2,500,000
Change in ownership allocation	17,114
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2011	$2,352,121

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six months ended June, 2012, the Series transferred currency forwards from Level 1 to Level 2.

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

Each Series invested in Credit Default Swaps (“CDS”) with highly-rated counterparties as part of its portfolio. CDS’s are over-the-counter investment instruments designed to mitigate counterparty risk and generally pay upon the happening of a credit default of a counterparty. The CDS were allocated to each Series based on their percentage ownership in the pooled cash management assets at U.S. Bank National Association as of the reporting date. All Credit Default Swaps expired during March, 2012.

Each Series’ investment in Swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. The Swaps serve to diversify the investment holdings of each Series and to provide access to programs and advisors that would not be otherwise available to the Series, and are not used for hedging purposes.

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of June 30, 2012, approximately 4.2% of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

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

The Trust, with respect to the Series, has invested in the following Swaps as of June 30, 2012:

	Frontier Diversified Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$0	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(83,850)	$(23,012)

Unrealized Gain/(Loss)	$(46,731)	$23,012

Fair Value as of 6/30/2012	$—	$—

	Frontier Long/Short Commodity Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$0	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(45,848)	$(12,845)

Unrealized Gain/(Loss)	$(33,374)	$12,845

Fair Value as of 6/30/2012	$—	$—

	Frontier Masters Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$0	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(44,412)	$(11,257)

Unrealized Gain/(Loss)	$(14,032)	$11,257

Fair Value as of 6/30/2012	$—	$—

	Balanced Series
	Credit Default Swap	Credit Default Swap	Option Basket	Option Basket
Counterparty	BNP Paribas	Societe Generale	Company A	DeutscheBank
Notional Amount	$0	$0	$15,812,425	$23,551,287
Termination Date	3/20/2012	3/20/2012	11/6/2012	6/30/2016
Investee Returns	On Default	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$(133,362)	$(41,932)	$—	$—

Unrealized Gain/(Loss)	$(87,639)	$41,932	$1,958,642	$(581,809)

Fair Value as of 6/30/2012	$—	$—	$19,654,869	$5,300,131

	Tiverton/Graham/Transtrend Series (1)
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$34,397	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(26,333)	$(7,899)

Unrealized Gain/(Loss)	$(10,347)	$7,899

Fair Value as of 6/30/2012	$—	$—

(1)	Formerly known as the Berkeley/Graham/Tiverton Series

	Currency Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$0	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(4,730)	$(1,374)

Unrealized Gain/(Loss)	$2,229	$1,374

Fair Value as of 6/30/2012	$—	$—

	Winton Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$0	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(45,616)	$(12,165)

Unrealized Gain/(Loss)	$(19,456)	$12,165

Fair Value as of 6/30/2012	$—	$—

	Winton/Graham Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$0	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(23,131)	$(7,471)

Unrealized Gain/(Loss)	$(6,528)	$7,471

Fair Value as of 6/30/2012	$—	$—

The Trust, with respect to the Series, has invested in the following Swaps as of December 31, 2011:

	Frontier Diversified Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$131,004	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$46,730	$(23,012)

Fair Value as of 12/31/2011	$131,004	$—

	Frontier Long/Short Commodity Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$74,898	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$33,374	$(12,845)

Fair Value as of 12/31/2011	$74,898	$—

	Frontier Masters Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$57,225	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$14,031	$(11,257)

Fair Value as of 12/31/2011	$57,225	$—

	Balanced Series
	Credit Default Swap	Credit Default Swap	Option Basket	Option Basket
Counterparty	BNP Paribas	Societe Generale	Company A	DeutscheBank
Notional Amount	$230,783	$0	$14,129,540	$23,551,287
Termination Date	3/20/2012	3/20/2012	11/6/2012	6/30/2016
Investee Returns	On Default	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$6,689,123	$—

Unrealized Gain/(Loss)	$87,639	$(41,932)	$(18,838,844)	$(368,228)

Fair Value as of 12/31/2011	$230,783	$—	$17,706,757	$5,881,772

	Tiverton/Graham/Transtrend Series (1)
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$34,397	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$10,346	$(7,899)

Fair Value as of 12/31/2011	$34,397	$—

(1)	Formerly known as the Berkeley/Graham/Tiverton Series

	Currency Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$2,583	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$(2,228)	$(1,374)

Fair Value as of 12/31/2011	$2,583	$—

	Winton Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$61,888	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$19,456	$(12,165)

Fair Value as of 12/31/2011	$61,888	$—

	Winton/Graham Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$30,381	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$6,528	$(7,471)

Fair Value as of 12/31/2011	$30,381	$—

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

The following table summarizes the Balanced Series, Winton Series, Currency Series, Tiverton/Graham/Transtrend Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Frontier Diversified Series, and Frontier Masters Series investments in unconsolidated Trading Companies as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012		As of December 31, 2011
	Percentage of		Percentage of
	Series Net		Series Net
	Assets Invested		Assets Invested
	in Unconsolidated		in Unconsolidated
Series	Trading Companies	Fair Value	Trading Companies	Fair Value
Frontier Diversified Series —
Frontier Trading Companies I, II, V, VII, IX, XIV, XV, XVIII, XXI and XXIII	34.55%	$43,202,763	28.54%	$38,240,171

Frontier Masters Series —
Frontier Trading Companies II, XIV and XV	13.69%	$7,816,134	8.92%	$4,717,914

Frontier Long/Short Commodity Series —
Frontier Trading Company I and XXIII	5.66%	$4,395,359	5.03%	$4,081,988

Balanced Series —
Frontier Trading Companies II, V, VII, XVIII and XXIII	6.39%	$17,622,823	6.17%	$18,255,809

Tiverton/Graham/Transtrend Series (1) —
Frontier Trading Companies V, XV and XXI	25.91%	$8,500,068	20.79%	$8,234,047

Currency Series —
Frontier Trading Company XVII	61.79%	$2,120,052	54.46%	$2,352,121

Winton Series —
Frontier Trading Company II	12.81%	$5,741,448	9.45%	$4,731,916

Winton/Graham Series —
Frontier Trading Companies II and V	33.74%	$8,207,283	27.53%	$8,473,424

(1)	Formerly known as the Berkeley/Graham/Tiverton Series.

The following tables summarize the Balanced Series, Winton Series, Currency Series, Tiverton/Graham/Transtrend Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Frontier Diversified Series and Frontier Masters Series equity in earnings from unconsolidated Trading Companies for the six and three months ended June 30, 2012 and 2011.

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Trading Company
Balanced Series —
Frontier Trading Company II LLC	$(35,396)	$(722,502)	$(1,675,917)	$(2,433,815)	$(21,280)	$2,815,143	$(2,213,992)	$579,871
Frontier Trading Company V LLC	(86,709)	(75,583)	28,999	(133,293)	—	—	—	—
Frontier Trading Company VII, LLC	(353,032)	1,722,221	(4,849,275)	(3,480,086)	(648,238)	4,623,865	29,765,609	33,741,236
Frontier Trading Company XIV, LLC	—	—	—	—	(83,595)	2,045,925	(189,232)	1,773,098
Frontier Trading Company XVIII, LLC	(5,104)	81,914	(89,226)	(12,416)	—	—	—	—
Frontier Trading Company XXIII, LLC	(19,932)	366,125	25,910	372,103	—	—	—	—

Total	$(500,173)	$1,372,175	$(6,559,509)	$(5,687,507)	$(753,113)	$9,484,933	$27,362,385	$36,094,205

Winton Series —
Frontier Trading Company II LLC	$(28,363)	$(556,822)	$(1,363,292)	$(1,948,477)	$(22,584)	$3,080,340	$(2,293,235)	$764,521

Currency Series —
Frontier Trading Company XVII LLC	$—	$—	$(232,546)	$(232,546)	$—	$—	$—	$—

Tiverton/Graham/Transtrend Series (1) —
Frontier Trading Company V LLC	$(90,474)	$1,407,844	$(1,585,534)	$(268,164)	$(117,842)	$55,095	$(729,318)	$(792,065)
Frontier Trading Company VI LLC	—	—	—	—	(1,451)	259,429	(127,648)	130,330
Frontier Trading Company XV, LLC	(33,520)	(461,917)	(80,070)	(575,507)	(38,759)	1,114,480	(1,849,090)	(773,369)
Frontier Trading Company XXI, LLC	(15,305)	999,066	(585,772)	397,989	—	—	—	—

Total	$(139,299)	$1,944,993	$(2,251,376)	$(445,682)	$(158,052)	$1,429,004	$(2,706,056)	$(1,435,104)

Winton/Graham Series —
Frontier Trading Company II LLC	$(10,425)	$(203,658)	$(499,542)	$(713,625)	$(11,344)	$1,699,510	$(1,025,070)	$663,096
Frontier Trading Company V LLC	(120,422)	(131,861)	(128,798)	(381,081)	(6,926)	(308,886)	(123,307)	(439,119)

	$(130,847)	$(335,519)	$(628,340)	$(1,094,706)	$(18,270)	$1,390,624	$(1,148,377)	$223,977

Frontier Long/Short Commodity Series —
Frontier Trading Company I LLC	$(30,337)	$(1,074,546)	$(352,990)	$(1,457,873)	$(20,139)	$478,450	$(913,590)	$(455,279)
Frontier Trading Companies VII, LLC	—	—	—	—	(257,607)	62,185,244	(51,183,927)	10,743,710
Frontier Trading Companies XVIII, LLC	(11,271)	116,615	(48,976)	56,368	—	—	—	—
Frontier Trading Companies XXIII, LLC	(11,951)	220,061	14,652	222,762	—	—	—	—

Total	$(53,559)	$(737,870)	$(387,314)	$(1,178,743)	$(277,746)	$62,663,694	$(52,097,517)	$10,288,431

Frontier Diversified Series —
Frontier Trading Company I LLC	$(400,475)	$2,874,056	$436,648	$2,910,229	$(636,820)	$(2,735,277)	$(1,809,707)	$(5,181,804)
Frontier Trading Company II LLC	(18,113)	(357,566)	(867,409)	(1,243,088)	(9,046)	1,191,831	(949,501)	233,284
Frontier Trading Company V LLC	(48,564)	(63,695)	(51,741)	(164,000)	(14,409)	(5,115)	(99,321)	(118,845)
Frontier Trading Company VI LLC	—	—	—	—	(1,073)	192,170	(95,556)	95,541
Frontier Trading Company VII, LLC	(184,808)	894,375	(2,539,440)	(1,829,873)	(224,773)	77,417	11,394,793	11,247,437
Frontier Trading Company IX, LLC	(12,366)	(279,533)	(62,409)	(354,308)	(8,863)	(364,271)	(357,494)	(730,628)
Frontier Trading Company XIV, LLC	(260,656)	3,356,066	676,628	3,772,038	(38,069)	753,453	(350,574)	364,810
Frontier Trading Company XV, LLC	(74,840)	(1,117,012)	(56,270)	(1,248,122)	(65,266)	1,762,461	(3,234,966)	(1,537,771)
Frontier Trading Company XVIII, LLC	(23,333)	249,110	(120,020)	105,757	—	—	—	—
Frontier Trading Company XXI, LLC	(525)	22,536	(2,097)	19,914	(340)	(17,320)	(1,730)	(19,390)
Frontier Trading Company XXIII, LLC	(9,965)	183,087	12,705	185,827	—	—	—	—

Total	$(1,033,645)	$5,761,424	$(2,573,405)	$2,154,374	$(998,659)	$855,349	$4,495,944	$4,352,634

Frontier Masters Series —
Frontier Trading Company II LLC	$(8,393)	$(164,813)	$(403,624)	$(576,830)	$(6,666)	$952,987	$(643,854)	$302,467
Frontier Trading Company XIV, LLC	(130,287)	1,523,879	82,800	1,476,392	(80,751)	1,839,866	(238,375)	1,520,740
Frontier Trading Company XV, LLC	(24,285)	(362,271)	(18,838)	(405,394)	(24,107)	721,063	(1,135,132)	(438,176)

Total	$(162,965)	$996,795	$(339,662)	$494,168	$(111,524)	$3,513,916	$(2,017,361)	$1,385,031

(1)	Formerly known as the Berkeley/Graham/Tiverton Series.

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Trading Company

Balanced Series —
Frontier Trading Company II LLC	$(17,916)	$(1,852,805)	$(71,726)	$(1,942,447)	$(9,903)	$443,234	$(1,381,577)	$(948,246)
Frontier Trading Company V LLC	(35,526)	(635,141)	(13,754)	(684,421)	—	—	—	—
Frontier Trading Company VII, LLC	(166,377)	19,776,151	(19,154,575)	455,199	(237,925)	36,294,400	(22,026,566)	14,029,909
Frontier Trading Company XIV, LLC	—	—	—	—	(53,324)	1,110,588	(474,975)	582,289
Frontier Trading Company XVIII, LLC	(5,104)	81,914	(89,226)	(12,416)	—	—	—	—
Frontier Trading Company XXIII, LLC	(11,402)	595,621	(98,689)	485,530	—	—	—	—

Total	$(236,325)	$17,965,740	$(19,427,970)	$(1,698,555)	$(301,152)	$37,848,222	$(23,883,118)	$13,663,952

Winton Series —
Frontier Trading Company II LLC	$(15,481)	$(1,390,213)	$(177,029)	$(1,582,723)	$(10,215)	$501,783	$(1,385,215)	$(893,647)

Currency Series —
Frontier Trading Company XVII LLC	$—	$—	$(99,634)	$(99,634)	$—	$—	$—	$—

Tiverton/Graham/Transtrend Series (1) —
Frontier Trading Company V LLC	$(40,729)	$(632,368)	$(139,511)	$(812,608)	$(45,632)	$(31,321)	$(385,262)	$(462,215)
Frontier Trading Company VI LLC	—	—	—	—	(120)	(121)	—	(241)
Frontier Trading Company XV, LLC	(20,623)	(252,670)	(4,022)	(277,315)	(22,887)	(215,703)	(244,143)	(482,733)
Frontier Trading Company XXI, LLC	(11,707)	599,571	(135,126)	452,738	—	—	—	—

Total	$(73,059)	$(285,467)	$(278,659)	$(637,185)	$(68,639)	$(247,145)	$(629,405)	$(945,189)

Winton/Graham Series —
Frontier Trading Company II LLC	$(5,678)	$(509,980)	$(64,805)	$(580,463)	$(4,641)	$302,332	$(531,396)	$(233,705)
Frontier Trading Company V LLC	(53,093)	(824,003)	(181,329)	(1,058,425)	(6,926)	(308,886)	(123,307)	(439,119)

	$(58,771)	$(1,333,983)	$(246,134)	$(1,638,888)	$(11,567)	$(6,554)	$(654,703)	$(672,824)

Frontier Long/Short Commodity Series —
Frontier Trading Company I LLC	$(16,133)	$(34,582)	$(47,556)	$(98,271)	$(13,156)	$(27,076)	$(672,218)	$(712,450)
Frontier Trading Companies VII, LLC	—	—	—	—	(97,121)	66,893,905	(67,936,469)	(1,139,685)
Frontier Trading Companies XVIII, LLC	(3,657)	(355,892)	23,731	(335,818)	—	—	—	—
Frontier Trading Companies XXIII, LLC	(6,833)	357,505	(60,071)	290,601	—	—	—	—

Total	$(26,623)	$(32,969)	$(83,896)	$(143,488)	$(110,277)	$66,866,829	$(68,608,687)	$(1,852,135)

Frontier Diversified Series —
Frontier Trading Company I LLC	$(205,715)	$5,205,460	$435,571	$5,435,316	$(299,663)	$(4,243,862)	$(1,485,929)	$(6,029,454)
Frontier Trading Company II LLC	(9,897)	(888,290)	(114,024)	(1,012,211)	(4,218)	186,154	(592,127)	(410,191)
Frontier Trading Company V LLC	(21,456)	(332,944)	(73,698)	(428,098)	(6,069)	(14,690)	(59,503)	(80,262)
Frontier Trading Company VI LLC	—	—	—	—	(88)	(89)	—	(177)
Frontier Trading Company VII, LLC	(88,559)	10,211,301	(9,920,508)	202,234	(79,070)	11,049,136	(6,577,765)	4,392,301
Frontier Trading Company IX, LLC	(679)	(119,840)	99,267	(21,252)	(4,717)	(443,495)	(93,384)	(541,596)
Frontier Trading Company XIV, LLC	(164,949)	2,218,611	903,120	2,956,782	(25,543)	366,496	(472,284)	(131,331)
Frontier Trading Company XV, LLC	(44,583)	(547,849)	(7,737)	(600,169)	(40,188)	(346,537)	(678,596)	(1,065,321)
Frontier Trading Company XVIII, LLC	(8,651)	(662,245)	18,261	(652,635)	—	—	—	—
Frontier Trading Company XXI, LLC	(271)	14,101	(3,565)	10,265	(194)	(3,541)	(8,007)	(11,742)
Frontier Trading Company XXIII, LLC	(5,699)	297,819	(49,544)	242,576	—	—	—	—

Total	$(550,459)	$15,396,124	$(8,712,857)	$6,132,808	$(459,750)	$6,549,572	$(9,967,595)	$(3,877,773)

Frontier Masters Series —
Frontier Trading Company II LLC	$(4,580)	$(411,358)	$(52,424)	$(468,362)	$(2,892)	$166,793	$(364,309)	$(200,408)
Frontier Trading Company XIV, LLC	(69,982)	805,362	231,363	966,743	(48,313)	839,234	(552,737)	$238,184
Frontier Trading Company XV, LLC	(14,453)	(177,239)	(2,799)	(194,491)	(13,909)	(136,713)	(99,462)	$(250,084)

Total	$(89,015)	$216,765	$176,140	$303,890	$(65,114)	$869,314	$(1,016,508)	$(212,308)

(1)	Formerly known as the Berkeley/Graham/Tiverton Series.

The statements of financial condition as of June 30, 2012 and December 31, 2011 and the Condensed Statement of Income for the six and three months ended June 30, 2012 and 2011 for the unconsolidated Trading Companies are as follows:

Statements of Financial Condition—June 30, 2012	Frontier Trading Company II LLC	Frontier Trading Company V LLC	Frontier Trading Company XXIII LLC
Receivable from commission merchants	$19,996,623	$17,164,520	$1,969,630
Open trade equity/(deficit)	(831,564)	(349,630)	60,650

Total assets	$19,165,059	$16,814,890	$2,030,280

Members’ equity	$19,165,059	$16,814,890	$2,030,280

Condensed Statement of Income—For the Six Months Ended June 30, 2012	Frontier Trading Company II LLC	Frontier Trading Company V LLC	Frontier Trading Company XXIII LLC
Interest income	$16,404	$2,153	$—
Net realized gain/(loss) on investments, less commissions	(2,106,051)	790,538	744,714
Change in open trade equity/(deficit)	(4,809,783)	(1,737,074)	54,463

Net income/(loss)	$(6,899,430)	$(944,383)	$799,177

Condensed Statement of Income—For the Three Months Ended June 30, 2012	Frontier Trading Company II LLC	Frontier Trading Company V LLC	Frontier Trading Company XXIII LLC
Interest income	$7,597	$1,418	$—
Net realized gain/(loss) on investments, less commissions	(5,106,197)	(2,575,258)	1,256,221
Change in open trade equity/(deficit)	(480,006)	(408,292)	(213,344)

Net income/(loss)	$(5,578,606)	$(2,982,132)	$1,042,877

Statements of Financial Condition—December 31, 2011	Frontier Trading Company II LLC	Frontier Trading Company V LLC
Receivable from commission merchants	$13,281,317	$19,419,555
Open trade equity/(deficit)	4,032,935	1,438,257

Total assets	$17,314,252	$20,857,812

Members’ equity	$17,314,252	$20,857,812

Condensed Statement of Income—For the Six Months Ended June 30, 2011	Frontier Trading Company II LLC	Frontier Trading Company VII LLC
Interest income	$809	$2,326
Net realized gain/(loss) on investments, less commissions	9,668,890	65,755,908
Change in open trade equity/(deficit)	(7,125,651)	(10,023,525)

Net income	$2,544,048	$55,734,709

Condensed Statement of Income—For the Three Months Ended June 30, 2011	Frontier Trading Company II LLC	Frontier Trading Company VII LLC
Interest income	$(272)	$(86)
Net realized gain/(loss) on investments, less commissions	1,568,426	113,823,325
Change in open trade equity/(deficit)	(4,254,622)	(96,540,799)

Net income	$(2,686,468)	$17,282,440

6. Transactions with Affiliates

The Managing Owner contributes funds to the Trust, with respect to the Series, in order to have a 1% interest in the aggregate capital, profits and losses of all Series and in return will receive units designated as general units in the Series in which the Managing Owner invests such funds. The general units may only be purchased by the Managing Owner and may be subject to no advisory fees or advisory fees at reduced rates. Otherwise, the general units hold the same rights as the limited units. The Managing Owner is required to maintain at least a 1% interest (“Minimum Purchase Commitment”) in the aggregate capital, profits and losses of all Series so long as it is acting as the Managing Owner of the Trust. Such contribution was made by the Managing Owner before trading commenced for the Trust and will be maintained throughout the existence of the Trust, and the Managing Owner will make such purchases as are necessary to effect this requirement. Additionally, the Managing Owner agreed with certain regulatory bodies to maintain a 1% interest specifically in the Balanced Series Class 1 a Units and Balanced Series Class 2a Units, aggregated, and each of the Frontier Long/Short Commodity Series, Frontier Diversified Series and Frontier Masters Series. The 1% interest in these specific Series is included in computing the Minimum Purchase Commitment in aggregate capital. In addition to the General Units the Managing Owner receives in respect of its Minimum Purchase Commitment, the Managing Owner may purchase Limited Units in any Series as a Limited Owner. Principals of the Managing Owner or affiliates are allowed to own beneficial interests in the Trust, with respect to the Series, as well. All Units purchased by the Managing Owner are held for investment purposes only and not for resale. The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner. The Trust has and will continue to have certain relationships with the Managing Owner and its affiliates.

The Balanced Series had advanced funds to the Currency Series for the purpose of investing in the respective Trading Company for such Series on behalf of the Balanced Series.

The following table summarizes the Balanced Series advances to and reductions from the Currency Series of the Trust for the year ended December 31, 2011. All such advances were liquidated in 2011.

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets attributable to such Series (including notional assets), calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series, 2.0% for the Winton Series, Currency Series, Frontier Long/Short Commodity Series Class 1 a and Class 2a, Frontier Masters Series, 0.75% for Frontier Diversified Series, 2.5% for the Winton/Graham Series and Tiverton/Graham/Transtrend Series, and 3.5% for the Frontier Long/Short Commodity Series Class 1 and Class 2. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

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

The following table summarizes fees earned by the Managing Owner for the six and three months ended June 30, 2012 and 2011.

Series: Six Months Ended June 30, 2012	Management Fee	Trading Fee	Incentive Fee	Service Fee
Frontier Diversified Series	$1,001,476	$1,522,885	$1,622,616	$764,517
Frontier Masters Series	705,144	636,911	84,508	376,906
Frontier Long/Short Commodity Series	1,730,283	511,670	474,155	240,025
Balanced Series	1,339,664	930,270	3,285,306	2,605,664
Tiverton/Graham/Transtrend Series	630,430	132,847	58,853	473,019
Currency Series	—	14,244	—	56,403
Winton Series	527,370	178,594	—	548,690
Winton/Graham Series	588,344	103,966	—	338,208

Series: Six Months Ended June 30, 2011	Management Fee	Trading Fee	Incentive Fee	Service Fee
Frontier Diversified Series	$949,997	$1,867,170	$2,919,713	$976,227
Frontier Masters Series	739,179	762,843	270,812	431,508
Frontier Long/Short Commodity Series	1,870,475	329,173	2,304,168	496,020
Balanced Series	1,258,352	911,628	8,671,760	4,113,084
Tiverton/Graham/Transtrend Series	690,705	154,756	—	831,210
Currency Series	79,028	45,650	—	85,691
Winton Series	650,733	139,960	248,590	684,756
Winton/Graham Series	812,303	123,465	70,874	605,244

Series: Three Months Ended June 30, 2012	Management Fee	Trading Fee	Incentive Fee	Service Fee
Frontier Diversified Series	$485,272	$749,188	$1,616,858	$372,751
Frontier Masters Series	352,534	319,341	84,508	189,579
Frontier Long/Short Commodity Series	866,092	257,297	397,085	115,189
Balanced Series	650,186	452,743	3,107,131	1,264,776
Tiverton/Graham/Transtrend Series	357,444	61,958	58,853	218,705
Currency Series	—	6,747	—	26,493
Winton Series	259,761	87,171	—	266,262
Winton/Graham Series	290,031	48,908	—	159,136

Series: Three Months Ended June 30, 2011	Management Fee	Trading Fee	Incentive Fee	Service Fee
Frontier Diversified Series	$468,277	$888,504	$1,200,040	$460,178
Frontier Masters Series	(168,742)	362,733	4,277	205,981
Frontier Long/Short Commodity Series	924,616	175,280	674,307	222,469
Balanced Series	615,487	425,465	4,401,571	1,893,117
Tiverton/Graham/Transtrend Series	312,735	69,503	—	376,172
Currency Series	39,173	22,085	—	40,521
Winton Series	318,095	66,122	—	320,735
Winton/Graham Series	366,434	54,152	—	269,572

The following table summarizes fees payable to the Managing Owner as of June 30, 2012.

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee
Frontier Diversified Series	$142,572	$253,831	$1,617,174	$88,402
Frontier Masters Series	114,311	110,567	84,508	48,734
Frontier Long/Short Commodity Series	270,955	84,565	397,373	19,729
Balanced Series	186,978	145,528	3,107,653	378,676
Tiverton/Graham/Transtrend Series	113,331	9,761	58,853	71,411
Currency Series	—	2,096	—	4,545
Winton Series	82,230	27,306	—	69,553
Winton/Graham Series	91,680	15,119	—	45,841

The following table summarizes fees payable to the Managing Owner as of December 31, 2011.

Series:	Management Fee	Trading Fee	Incentive Fee	Service Fee
Frontier Diversified Series	$180,232	$269,021	$522,033	$76,877
Frontier Masters Series	117,541	105,278	—	41,911
Frontier Long/Short Commodity Series	284,677	83,646	127,052	22,920
Balanced Series	241,525	176,398	1,195,031	435,380
Tiverton/Graham/Transtrend Series	101,400	25,212	—	87,016
Currency Series	—	2,727	—	6,285
Winton Series	90,559	31,302	—	78,044
Winton/Graham Series	100,311	19,427	—	57,141

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the six months ended June, 2012, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $8,686 for the Tiverton/Graham/Transtrend Series, $4,385 for the Frontier Diversified Series, $4,488 for the Frontier Long/Short Commodity Series and $1,715 for the Frontier Masters Series. For the six months ended June 30, 2012, amounts paid or owing the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $15,811 for the Balanced Series, $782 for the Currency Series, $2,296 for the Winton/Graham Series and $3,553 for the Winton Series.

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

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Tiverton/Graham/Transtrend Series, Currency Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series and Balanced Series (Class 1a and Class 2a only) 20% of the total interest allocated to each Series is paid to the Managing Owner. During the six months ended June 30, 2012, and 2011 the Trust, with respect to the Series, paid $3,907,894 and $5,047,333, respectively, of such interest income to the Managing Owner. Such expenses are not included in the statements of operations of the Series.

The Managing Owner paid to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $465,830 and $1,054,241, respectively, for the six months ended June 30, 2012 and 2011. The amount paid under this agreement was $77,196 and $493,102, respectively, for the three months ended June 30, 2012 and 2011.This agreement ended April 19, 2012.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $1,365,020 and $1,897,634, respectively, for the six months ended June 30, 2012 and 2011. For these services, the Managing Owner paid Solon Capital, LLC, $665,478 and $887,583, respectively, for the three months ended June 30, 2012 and 2011.

Bornhoft Group Securities Corporation, a subsidiary of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations. Its results are consolidated with the Managing Owner.

7. Financial Highlights

The following information presents the financial highlights of the Trust, with respect to the Series, for the six and three months ended June 30, 2012 and 2011.

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2011	$99.40	$103.96	$100.25	$104.83	$136.13	$161.97	$161.96	$121.71	$127.23
Net operating results:
Interest income	0.87	0.91	1.00	1.05	1.35	1.64	1.64	1.23	1.29
Expenses	(4.23)	(3.30)	(3.80)	(2.83)	(6.62)	(6.25)	(6.25)	(6.02)	(4.92)
Net gain/(loss) on investments, net of non-controlling interests	1.56	1.42	4.59	4.60	(2.79)	(3.16)	(3.17)	(1.66)	(2.06)

Net income/(loss)	(1.80)	(0.97)	1.79	2.82	(8.06)	(7.77)	(7.78)	(6.45)	(5.69)

Net asset value, June 30, 2012	$97.60	$102.99	$102.04	$107.65	$128.07	$154.20	$154.18	$115.26	$121.54

Ratios to average net assets (3)
Net investment income/(loss)	-5.58%	-3.39%	-5.62%	-3.42%	-7.15%	-5.07%	-5.07%	-7.27%	-5.08%
Expenses before incentive fees	6.08%	3.90%	7.31%	5.12%	8.47%	6.42%	6.43%	8.62%	6.44%
Expenses after incentive fees	7.34%	5.16%	7.63%	5.44%	9.15%	7.11%	7.11%	9.30%	7.12%
Total return before incentive fees (2)	-0.55%	0.33%	2.10%	3.01%	-5.24%	-4.12%	-4.12%	-4.62%	-3.79%
Total return after incentive fees (2)	-1.81%	-0.93%	1.79%	2.69%	-5.92%	-4.80%	-4.80%	-5.30%	-4.47%

						Tiverton/Graham/Transtrend Series (4)
	Balanced Series							Currency Series
	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2011	$124.50	$108.45	$155.02	$128.35	$128.36	$91.02	$111.84	$70.48	$87.61
Net operating results:
Interest income	0.10	0.08	0.12	0.10	0.10	0.21	0.26	0.00	0.00
Expenses	(4.68)	(4.00)	(3.57)	(2.93)	(2.97)	(3.33)	(2.50)	(1.28)	(0.32)
Net gain/(loss) on investments, net of non-controlling interests	2.73	3.60	3.44	3.47	3.05	(1.61)	(2.56)	(4.33)	(5.42)

Net income/(loss)	(1.85)	(0.32)	(0.01)	0.64	0.18	(4.73)	(4.80)	(5.61)	(5.74)

Net asset value, June 30, 2012	$122.65	$108.13	$155.01	$128.99	$128.54	$86.29	$107.04	$64.87	$81.87

Ratios to average net assets (3)
Net investment income/(loss)	-6.08%	-5.99%	-3.11%	-3.10%	-3.12%	-6.77%	-3.89%	-3.65%	-0.73%
Expenses before incentive fees	4.86%	4.77%	1.90%	1.88%	1.91%	7.07%	4.19%	3.65%	0.73%
Expenses after incentive fees	6.23%	6.14%	3.27%	3.25%	3.28%	7.23%	4.35%	3.65%	0.73%
Total return before incentive fees (2)	-0.11%	1.08%	1.37%	1.87%	1.51%	-5.04%	-4.13%	-7.96%	-6.55%
Total return after incentive fees (2)	-1.49%	-0.30%	-0.01%	0.50%	0.14%	-5.20%	-4.29%	-7.96%	-6.55%

	Winton Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2011	$141.13	$165.82	$104.73	$129.70
Net operating results:
Interest income	0.74	0.88	0.20	0.25
Expenses	(4.09)	(2.40)	(4.12)	(3.20)
Net gain/(loss) on investments, net of non-controlling interests	(6.06)	(7.18)	(4.76)	(5.97)

Net income/(loss)	(9.41)	(8.70)	(8.68)	(8.92)

Net asset value, June 30, 2012	$131.72	$157.12	$96.05	$120.78

Ratios to average net assets (3)
Net investment income/(loss)	-4.78%	-1.85%	-7.54%	-4.59%
Expenses before incentive fees	5.84%	2.92%	7.93%	4.98%
Expenses after incentive fees	5.84%	2.92%	7.93%	4.98%
Total return before incentive fees (2)	-6.67%	-5.25%	-8.29%	-6.88%
Total return after incentive fees (2)	-6.67%	-5.25%	-8.29%	-6.88%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using average net assets outstanding during the period. An owner's total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Formerly the Berkeley/Graham/Tiverton Series.

	Frontier Diversified Series		Frontier Masters Series
					Frontier Long/Short Commodity Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, March 31, 2012	$95.23	$100.04	$100.95	$106.02	$134.21	$160.88	$160.87	$120.55	$126.57
Net operating results:
Interest income	0.42	0.44	0.49	0.52	0.67	0.81	0.81	0.60	0.63
Expenses	(2.75)	(2.32)	(1.97)	(1.50)	(3.65)	(3.52)	(3.52)	(3.28)	(2.77)
Net gain/(loss) on investments, net of non-controlling interests	4.70	4.83	2.57	2.61	(3.16)	(3.97)	(3.98)	(2.61)	(2.89)

Net income/(loss)	2.37	2.95	1.09	1.63	(6.14)	(6.68)	(6.69)	(5.29)	(5.03)

Net asset value, June 30, 2012	$97.60	$102.99	$102.04	$107.65	$128.07	$154.20	$154.18	$115.26	$121.54

Ratios to average net assets (3)
Net investment income/(loss)	-5.81%	-3.52%	-5.38%	-3.24%	-7.19%	-5.06%	-5.06%	-7.21%	-5.06%
Expenses before incentive fees	6.31%	4.02%	7.19%	5.05%	8.61%	6.49%	6.49%	8.64%	6.49%
Expenses after incentive fees	7.59%	5.30%	7.34%	5.21%	9.19%	7.07%	7.07%	9.22%	7.07%
Total return before incentive fees (2)	3.77%	4.23%	1.24%	6.79%	-3.99%	-3.57%	-3.58%	-3.81%	-3.39%
Total return after incentive fees (2)	2.49%	2.95%	1.08%	1.54%	-4.57%	-4.15%	-4.16%	-4.39%	-3.97%

	Balanced Series					Tiverton/Graham/Transtrend Series (4)		Currency Series
	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2012	$119.12	$103.87	$149.44	$123.84	$123.85	$89.63	$110.92	$67.37	$84.37
Net operating results:
Interest income	0.02	0.02	0.02	0.02	0.02	0.17	0.21	0.00	0.00
Expenses	(3.14)	(2.73)	(2.80)	(2.32)	(2.32)	(1.86)	(1.52)	(0.62)	(0.16)
Net gain/(loss) on investments, net of non-controlling interests	6.65	6.97	8.35	7.45	6.99	(1.65)	(2.57)	(1.88)	(2.34)

Net income/(loss)	3.53	4.26	5.57	5.15	4.69	(3.34)	(3.88)	(2.50)	(2.50)

Net asset value, June 30, 2012	$122.65	$108.13	$155.01	$128.99	$128.54	$86.29	$107.04	$64.87	$81.87

Ratios to average net assets (3)
Net investment income/(loss)	-6.33%	-6.31%	-3.24%	-3.24%	-3.24%	-7.07%	-4.24%	-3.70%	-0.74%
Expenses before incentive fees	5.06%	5.04%	1.97%	1.97%	1.97%	7.65%	4.83%	3.71%	0.75%
Expenses after incentive fees	6.40%	6.37%	3.30%	3.30%	3.31%	7.82%	5.00%	3.71%	0.75%
Total return before incentive fees (2)	4.30%	5.44%	5.06%	5.49%	5.12%	-3.56%	-3.33%	-3.71%	-2.96%
Total return after incentive fees (2)	2.96%	4.10%	3.73%	4.16%	3.79%	-3.73%	-3.50%	-3.71%	-2.96%

	Winton Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2012	$138.00	$163.35	$104.37	$130.23
Net operating results:
Interest income	0.38	0.46	0.12	0.16
Expenses	(2.02)	(1.20)	(2.07)	(1.65)
Net gain/(loss) on investments, net of non-controlling interests	(4.64)	(5.49)	(6.37)	(7.96)

Net income/(loss)	(6.28)	(6.23)	(8.32)	(9.45)

Net asset value, June 30, 2012	$131.72	$157.12	$96.05	$120.78

Ratios to average net assets (3)
Net investment income/(loss)	-4.75%	-1.82%	-7.48%	-4.59%
Expenses before incentive fees	5.87%	2.94%	7.96%	5.07%
Expenses after incentive fees	5.87%	2.94%	7.96%	5.07%
Total return before incentive fees (2)	-4.55%	-3.81%	-7.97%	-7.26%
Total return after incentive fees (2)	-4.55%	-3.81%	-7.97%	-7.26%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using average net assets outstanding during the period. An owner's total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees
(4)	Formerly the Berkeley/Graham/Tiverton Series.

	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/ Short Commodity Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2010	$103.58	$106.46	$91.94	$94.40	$132.73	$153.26	$153.26	$117.96	$121.18
Net operating results:
Interest income	0.79	0.81	13.15	0.33	1.26	1.46	1.47	1.12	1.15
Expenses	(4.94)	(3.91)	(23.34)	(0.50)	(10.17)	(9.52)	(9.54)	(9.07)	(7.52)
Net gain/(loss) on investments, net of non-controlling interests	2.20	2.01	8.49	(0.76)	16.70	19.49	19.49	14.75	14.47

Net income/(loss)	(1.95)	(1.09)	(1.70)	(0.93)	7.79	11.43	11.42	6.80	8.10

Net asset value, June 30, 2011	$101.63	$105.37	$90.24	$93.47	$140.52	$164.69	$164.68	$124.76	$129.28

Ratios to average net assets (3)
Net investment gain/(loss)	-7.91%	-5.71%	-22.47%	-14.74%	-12.40%	-9.62%	-9.62%	-12.40%	-9.62%
Expenses before incentive fees	5.74%	3.54%	51.46%	43.73%	8.33%	5.55%	5.55%	8.33%	5.55%
Expenses after incentive fees	9.41%	7.21%	51.46%	43.73%	14.15%	11.37%	11.37%	14.15%	11.37%
Total return before incentive fees (2)	0.39%	1.03%	-1.90%	-0.67%	13.03%	12.22%	10.00%	3.40%	5.08%
Total return after incentive fees (2)	-1.43%	-0.79%	-1.90%	-0.67%	10.15%	9.34%	7.12%	0.51%	2.19%

	Frontier Masters Series		Balanced Series					Berkeley/Graham/ Tiverton Series (5)
	Class 1	Class 2	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2010	$102.96	$105.81	$131.95	$116.36	$159.46	$133.66	$133.66	$110.46	$131.73
Net operating results:
Interest income	0.74	0.76	0.08	0.07	0.09	0.08	0.08	0.03	0.04
Expenses	(3.91)	(2.89)	(6.11)	(5.38)	(4.98)	(4.17)	(4.17)	(3.08)	(1.75)
Net gain/(loss) on investments, net of non-controlling interests	(0.78)	(1.05)	4.54	3.34	5.45	3.78	3.79	(6.60)	(8.00)

Net income/(loss)	(3.95)	(3.18)	(1.49)	(1.97)	0.56	(0.31)	(0.30)	(9.65)	(9.71)

Net asset value, June 30, 2011	$99.01	$102.63	$130.46	$114.39	$160.02	$133.35	$133.36	$100.81	$122.02

Ratios to average net assets (3)
Net investment gain/(loss)	-6.18%	-4.02%	-8.97%	-8.97%	-5.98%	-5.98%	-5.98%	-5.63%	-2.64%
Expenses before incentive fees	6.78%	4.62%	4.22%	4.22%	1.22%	1.22%	1.22%	5.69%	2.69%
Expenses after incentive fees	7.61%	5.45%	9.09%	9.09%	6.09%	6.09%	6.09%	5.69%	2.69%
Total return before incentive fees (2)	-2.68%	-1.93%	2.14%	1.87%	3.16%	2.34%	2.57%	-7.98%	-6.17%
Total return after incentive fees (2)	-3.10%	-2.35%	-0.28%	-0.54%	0.74%	-0.07%	0.15%	-7.98%	-6.17%

	Currency Series		Long Only Series (4)			Managed Futures Index Series (4)
	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3
Per unit operating performance (1)
Net asset value, December 31, 2010	$79.09	$95.43	$94.11	$103.71	$103.88	$117.96	$129.69	$126.73
Net operating results:
Interest income	0.67	0.81	1.01	1.11	1.10	1.11	1.22	1.22
Expenses	(2.67)	(1.86)	(1.81)	(0.95)	(0.94)	(2.66)	(1.68)	(1.68)
Net gain/(loss) on investments, net of non-controlling interests	(2.35)	(2.84)	0.58	0.61	0.44	(12.46)	(13.80)	(10.85)

Net income/(loss)	(4.35)	(3.89)	(0.23)	0.77	0.60	(14.01)	(14.26)	(11.31)

Net asset value, June 30, 2011	$74.74	$91.54	$93.88	$104.48	$104.48	$103.95	$115.43	$115.42

Ratios to average net assets (3)
Net investment gain/(loss)	-5.25%	-2.25%	-1.69%	0.31%	0.33%	-2.73%	-0.74%	-0.80%
Expenses before incentive fees	7.00%	4.00%	3.80%	1.80%	1.94%	4.69%	2.69%	2.90%
Expenses after incentive fees	7.00%	4.00%	3.80%	1.80%	1.94%	4.69%	2.69%	2.90%
Total return before incentive fees (2)	-5.55%	-2.58%	1.29%	5.19%	-20.41%	-10.97%	-10.99%	-9.09%
Total return after incentive fees (2)	-5.55%	-2.58%	1.29%	5.19%	-20.41%	-10.97%	-10.99%	-9.09%

	Winton Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2010	$135.04	$153.99	$119.83	$144.04
Net operating results:
Interest income	0.49	0.57	0.22	0.27
Expenses	(4.48)	(2.82)	(4.15)	(2.88)
Net gain/(loss) on investments, net of non-controlling interests	1.08	1.18	(2.05)	(2.53)

Net income/(loss)	(2.91)	(1.07)	(5.98)	(5.14)

Net asset value, June 30, 2011	$132.13	$152.92	$113.85	$138.90

Ratios to average net assets (3)
Net investment gain/(loss)	-5.91%	-2.91%	-6.64%	-3.64%
Expenses before incentive fees	5.77%	2.78%	6.74%	3.74%
Expenses after incentive fees	6.65%	3.65%	7.02%	4.02%
Total return before incentive fees (2)	-1.08%	-0.21%	-3.90%	-1.91%
Total return after incentive fees (2)	-1.52%	-0.65%	-4.04%	-2.05%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using average net assets outstanding during the period. An owner's total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees
(4)	Long Only Series Class 3 and Managed Futures Index Series Class 3 began trading operations on January 13, 2011.
(5)	Formerly the Cambell/Graham/Tiverton Series.

	Frontier Diversified Series		Frontier Dynamic Series		Frontier Long/ Short Commodity Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, March 31, 2011	$106.56	$110.00	$89.72	$92.52	$148.32	$172.54	$172.53	$131.52	$135.69
Net operating results:
Interest income	0.41	0.43	6.68	0.08	0.72	0.84	0.84	0.64	0.66
Expenses	(2.33)	(1.82)	(11.62)	(0.12)	(4.42)	(3.98)	(3.98)	(3.89)	(3.11)
Net gain/(loss) on investments, net of non-controlling interests	(3.01)	(3.24)	5.46	0.99	(4.10)	(4.71)	(4.71)	(3.51)	(3.96)

Net income/(loss)	(4.93)	(4.63)	0.52	0.95	(7.80)	(7.85)	(7.85)	(6.76)	(6.41)

Net asset value, June 30, 2011	$101.63	$105.37	$90.24	$93.47	$140.52	$164.69	$164.68	$124.76	$129.28

Ratios to average net assets (3)
Net investment gain/(loss)	-7.33%	-5.13%	-21.86%	-14.13%	-9.99%	-7.29%	-7.29%	-9.99%	-7.29%
Expenses before incentive fees	5.76%	3.56%	51.43%	43.70%	8.44%	5.73%	5.73%	8.44%	5.73%
Expenses after incentive fees	8.91%	6.71%	51.43%	43.70%	11.95%	9.25%	9.25%	11.95%	9.25%
Total return before incentive fees (2)	-3.81%	-3.39%	0.60%	1.03%	-2.88%	-2.95%	-3.51%	-5.23%	-4.80%
Total return after incentive fees (2)	-4.59%	-4.18%	0.60%	1.03%	-3.76%	-3.82%	-4.39%	-6.10%	-5.67%

	Frontier Masters Series		Balanced Series					Berkeley/Graham/ Tiverton Series (5)
	Class 1	Class 2	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2011	$103.11	$106.42	$136.37	$119.99	$166.02	$138.84	$138.85	$108.63	$130.50
Net operating results:
Interest income	0.49	0.50	0.07	0.06	0.08	0.07	0.07	0.02	0.03
Expenses	(0.88)	(0.34)	(3.21)	(2.82)	(2.69)	(2.25)	(2.25)	(1.51)	(0.86)
Net gain/(loss) on investments, net of non-controlling interests	(3.70)	(3.94)	(2.77)	(2.84)	(3.39)	(3.31)	(3.31)	(6.33)	(7.65)

Net income/(loss)	(4.10)	(3.79)	(5.91)	(5.60)	(6.00)	(5.49)	(5.49)	(7.82)	(8.48)

Net asset value, June 30, 2011	$99.01	$102.63	$130.46	$114.39	$160.02	$133.35	$133.36	$100.81	$122.02

Ratios to average net assets (3)
Net investment gain/(loss)	-1.54%	0.62%	-9.36%	-9.36%	-6.37%	-6.37%	-6.37%	-5.60%	-2.61%
Expenses before incentive fees	3.40%	1.25%	4.25%	4.25%	1.26%	1.26%	1.26%	5.69%	2.69%
Expenses after incentive fees	3.43%	1.28%	9.56%	9.56%	6.57%	6.57%	6.57%	5.69%	2.69%
Total return before incentive fees (2)	-3.36%	-3.02%	-2.87%	-3.10%	-2.28%	-2.64%	-2.66%	-6.91%	-5.90%
Total return after incentive fees (2)	-3.37%	-3.03%	-4.19%	-4.42%	-3.61%	-3.96%	-3.99%	-6.91%	-5.90%

	Currency Series		Long Only Series (4)			Managed Futures Index Series (4)
	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3
Per unit operating performance (1)
Net asset value, March 31, 2011	$75.59	$91.88	$99.59	$110.29	$110.29	$112.50	$124.29	$124.29
Net operating results:
Interest income	0.33	0.40	0.52	0.58	0.56	0.57	0.63	0.63
Expenses	(1.38)	(0.99)	(0.93)	(0.50)	(0.48)	(1.34)	(0.87)	(0.87)
Net gain/(loss) on investments, net of non-controlling interests	0.21	0.26	(5.30)	(5.89)	(5.89)	(7.78)	(8.62)	(8.63)

Net income/(loss)	(0.85)	(0.34)	(5.71)	(5.81)	(5.81)	(8.55)	(8.86)	(8.87)

Net asset value, June 30, 2011	$74.74	$91.54	$93.88	$104.48	$104.48	$103.95	$115.43	$115.42

Ratios to average net assets (3)
Net investment gain/(loss)	-5.55%	-2.55%	-1.69%	0.30%	0.30%	-2.78%	-0.79%	-0.79%
Expenses before incentive fees	7.28%	4.28%	3.83%	1.84%	1.84%	4.82%	2.83%	2.83%
Expenses after incentive fees	7.28%	4.28%	3.83%	1.84%	1.84%	4.82%	2.83%	2.83%
Total return before incentive fees (2)	-0.83%	4.55%	-5.51%	-4.93%	-11.40%	-6.03%	-6.99%	-7.27%
Total return after incentive fees (2)	-0.83%	4.55%	-5.51%	-4.93%	-11.40%	-6.03%	-6.99%	-7.27%

	Winton Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2011	$136.40	$156.70	$118.67	$143.70
Net operating results:
Interest income	0.26	0.31	0.10	0.12
Expenses	(1.98)	(1.11)	(2.01)	(1.37)
Net gain/(loss) on investments, net of non-controlling interests	(2.55)	(2.98)	(2.91)	(3.55)

Net income/(loss)	(4.27)	(3.78)	(4.82)	(4.80)

Net asset value, June 30, 2011	$132.13	$152.92	$113.85	$138.90

Ratios to average net assets (3)
Net investment gain/(loss)	-5.06%	-2.06%	-6.47%	-3.48%
Expenses before incentive fees	5.83%	2.84%	6.80%	3.81%
Expenses after incentive fees	5.83%	2.84%	6.80%	3.81%
Total return before incentive fees (2)	-2.78%	-2.39%	-3.35%	-2.30%
Total return after incentive fees (2)	-2.78%	-2.39%	-3.35%	-2.30%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using average net assets outstanding during the period. An owner's total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Long Only Series Class 3 and Managed Futures Index Series Class 3 began trading operations on January 13, 2011.
(5)	Formerly the Cambell/Graham/Tiverton Series.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of June 30, 2012 and December 31, 2011 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts. This activity was performed by affiliated Trading Companies and does not include activity of unaffiliated trading Company investments.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For The Three Months Ended June 30, 2012

Monthly average contacts	Bought	Sold
Frontier Long/Short Commodity Series	4,900	5,200
Balanced Series	22,800	24,800
Frontier Masters Series	600	850

For The Six Months Ended June 30, 2012

Monthly average contacts	Bought	Sold
Frontier Long/Short Commodity Series	9,500	10,800
Balanced Series	19,300	22,300
Frontier Masters Series	900	700

For The Three Months Ended June 30, 2011

Monthly average contracts	Bought	Sold
Frontier Masters Series	6,500	2,500
Balanced Series	11,900	4,500
Currency Series	3,300	1,300
Winton/Graham Series	7,700	3,000

For The Six Months Ended June 30, 2011

Monthly average contracts	Bought	Sold
Frontier Masters Series	15,000	5,700
Balanced Series	27,500	10,500
Currency Series	7,700	3,000
Winton/Graham Series	17,900	6,800

The following tables summarize the trading revenues for the six and three months ended June 30, 2012 and 2011 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2012 (1)

Type of contract	Frontier Masters Series	Frontier Long/Short Commodity Series	Balanced Series
Metals	$99,291	$(1,677,876)	$2,332,233
Currencies	(473,164)	(235,066)	(2,388,145)
Energies	14,790	34,352,451	(4,231,063)
Agriculturals	425,957	2,686,329	(520,012)
Interest rates	2,859,124	2,176,263	27,168,392
Stock indices	(779,039)	(1,724,817)	(4,630,679)

Realized trading income/(loss)(2)	$2,146,959	$35,577,284	$17,730,726

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2012 (1)

Type of contract	Frontier Masters Series	Frontier Long/Short Commodity Series	Balanced Series
Metals	$816,013	$(20,393,846)	$430,705
Currencies	(147,672)	(8,733,333)	(3,251,701)
Energies	181,404	30,002,301	(4,673,106)
Agriculturals	689,127	(4,184,798)	(1,218,225)
Interest rates	3,335,231	(10,254,458)	25,905,238
Stock indices	(1,435,950)	15,426,518	(2,887,837)

Realized trading income/(loss)(2)	$3,438,153	$1,862,384	$14,305,074

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2012 (1)

	Frontier Masters	Frontier Long/Short
Type of contract	Series	Commodity Series	Balanced Series
Metals	$73,309	$1,459,679	$1,533,584
Currencies	126,798	(264,914)	3,530,131
Energies	(530,107)	(37,248,330)	(708,342)
Agriculturals	(200,335)	2,054,984	(1,493,002)
Interest rates	(98,472)	(2,523,016)	1,398,865
Stock indices	105,906	645,276	633,403

Change in unrealized trading income/(loss)(3)	(522,901)	$(35,876,321)	$4,894,639

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2012 (1)

	Frontier Masters	Frontier Long/Short
Type of contract	Series	Commodity Series	Balanced Series
Metals	$31,892	$5,226,482	$1,233,499
Currencies	(72,360)	17,848,325	2,087,126
Energies	(601,387)	(30,765,512)	(1,224,801)
Agriculturals	(222,467)	4,067,889	(1,653,362)
Interest rates	(84,647)	(3,780,373)	1,499,033
Stock indices	100,587	1,129,051	594,863

Change in unrealized trading income/(loss)(3)	(848,382)	$(6,274,138)	$2,536,358

(1)	The Frontier Diversified Series, Berkeley/Graham/Tiverton Series (formerly known as Campbell/Graham/Tiverton Series), Winton/Graham Series and Winton Series participate in trading activities through equity in earnings/(loss) from trading companies. The Frontier Long/Short Commodity Series consolidated Frontier Trading Company XVIII as of May 15, 2012 and the Balanced Series consolidated the Frontier Trading Company XVIII prior to May 15, 2012. The Balanced Series consolidated Frontier Trading Company XIV, LLC as of June 20, 2011 and Frontier Trading Company VI, LLC as of April 18, 2011.
(2)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures, forwards and options.
(3)	Amounts recorded in the Statements of Operations under Net change in open trade equity.

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2011 (1)

	Frontier Masters
Type of contract	Series	Balanced Series	Currency Series
Metals	$350,918	$(1,699,270)	$—
Currencies	13,392	(6,850,222)	(16,507)
Energies	(745,836)	(2,017,489)	—
Agriculturals	(277,398)	(5,221,457)	—
Interest rates	475,834	6,968,902	—
Stock indices	(170,712)	(9,542,932)	—

Realized trading income/(loss)(2)	$(353,802)	$(18,362,468)	$(16,507)

Winton/Graham
Type of contract	Series
Metals	$447,484
Currencies	547,701
Energies	(429,570)
Agriculturals	(691,409)
Interest rates	1,203,890
Stock indices	(490,763)

Realized trading income/(loss)(2)	$587,333

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2011 (1)

	Frontier Masters
Type of contract	Series	Balanced Series	Currency Series
Metals	$345,288	$(91,235)	$—
Currencies	(303,597)	6,314,090	(170,045)
Energies	(1,063,709)	(1,380,797)	—
Agriculturals	(709,489)	(2,583,465)	—
Interest rates	491,465	4,466,413	—
Stock indices	(505,320)	(8,312,834)	—

Realized trading income/(loss)(2)	$(1,745,362)	$(1,587,828)	$(170,045)

Winton/Graham
Type of contract	Series
Metals	$1,144,332
Currencies	110,745
Energies	91,930
Agriculturals	1,912
Interest rates	391,518
Stock indices	(942,278)

Realized trading income/(loss)(2)	$798,159

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2011 (1)

Type of contract	Frontier Masters Series	Balanced Series	Currency Series
Metals	$(286,933)	$4,488,537	$—
Currencies	639,482	(6,793,311)	(18,629)
Energies	(92,808)	1,452,090	—
Agriculturals	58,489	(6,319,667)	—
Interest rates	(1,132,726)	(795,966)	—
Stock indices	11,276	(1,921,112)	—

Change in unrealized trading income/(loss)(3)	$(803,220)	$(9,889,429)	$(18,629)

Winton/Graham
Type of contract	Series
Metals	$(324,698)
Currencies	374,271
Energies	(91,724)
Agriculturals	(133,863)
Interest rates	(602,823)
Stock indices	98,257

Change in unrealized trading income/(loss)(3)	$(680,580)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2011 (1)

Type of contract	Frontier Masters Series	Balanced Series	Currency Series
Metals	$(215,698)	$2,215,263	$—
Currencies	639,866	(16,059,642)	(24,407)
Energies	(69,448)	2,043,624	—
Agriculturals	101,764	(8,423,073)	—
Interest rates	(1,345,576)	(1,358,696)	—
Stock indices	716,183	(3,073,744)	—

Change in unrealized trading income/(loss)(3)	$(172,909)	$(24,656,268)	$(24,407)

Winton/Graham
Type of contract	Series
Metals	$(619,217)
Currencies	(571,607)
Energies	12,279
Agriculturals	(371,424)
Interest rates	(285,680)
Stock indices	313,862

Change in unrealized trading income/(loss)(3)	$(1,521,787)

(1)	The Frontier Diversified Series, Berkeley/Graham/Tiverton Series (formerly known as Campbell/Graham/Tiverton Series), Managed Futures Index Series and Winton Series participate in trading activities through equity in earnings/(loss) from trading companies. The Frontier Dynamic Series and Long Only Commodity Series participates in trading activities through realized gain/(loss) on swap contracts. The Balanced Series consolidated Frontier Trading Company XIV, LLC as of June 20, 2011 and Frontier Trading Company VI, LLC as of April 18, 2011.
(2)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures, forwards and options.
(3)	Amounts recorded in the Statements of Operations under Net change in open trade equity.

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

11. Subsequent Events

We evaluated subsequent events per ASC 855 and per our evaluation we noted no subsequent events requiring disclosure through the issuance date.

The Frontier Fund

Consolidated Statements of Financial Condition

June 30, 2012 and December 31, 2011

	6/30/2012	12/31/2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$26,546,943	$27,452,803
U.S. Treasury securities, at fair value	40,138,815	78,760,003
Custom time deposits	333,124,849	358,276,083
Receivable from futures commission merchants	189,597,016	160,366,935
Swap contracts, at fair value	24,955,000	24,211,688
Investments in Berkeley Quantitative Colorado Fund, LLC at fair value	—	6,270,844
Prepaid service fees	146,510	310,430
Interest receivable	555,570	1,088,724
Receivable from related parties	8,994	—
Other assets	175,198	96,247

Total Assets	$615,248,895	$656,833,757

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$14,481,959	$6,556,700
Options written, at fair value	4,976,436	3,336,326
Pending owner additions	226,949	384,457
Owner redemptions payable	882,071	3,387,126
Incentive fees payable to Managing Owner	5,401,829	1,844,116
Management fees payable to Managing Owner	1,011,791	1,120,495
Interest payable to Managing Owner	603,957	717,850
Trading fees payable to Managing Owner	680,494	715,113
Trailing service fees payable to Managing Owner	726,890	806,690
Payables to related parties	—	1,733
Other liabilities	67,490	16,608

Total Liabilities	29,059,866	18,887,214

CAPITAL
Managing Owner Units	6,497,616	6,538,575
Limited Owner Units	579,691,412	631,407,968

Total Owners’ Capital	586,189,028	637,946,543

Total Liabilities and Capital	$615,248,895	$656,833,757

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Condensed Schedule of Investments (Unaudited)

June 30, 2012

		% of Total Capital
Description	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$477,047	0.08%
Various base metals futures contracts (Europe)	(26,708,865)	-4.56%
Various currency futures contracts (U.S.)	181,977	0.03%
Various currency futures contracts (Far East)	(8,752)	0.00%
Various energy futures contracts (U.S.)	(34,659,470)	-5.92%
Brent Crude future Settling 8/1/12 (Number of Contracts: 1,366)	6,152,120	1.05%
Gasoline RBOB future Settling 12/1/12 (Number of Contracts: 925)	(11,970,158)	-2.04%
Various interest rates futures contracts (U.S.)	1,500,919	0.26%
Various interest rates futures contracts (Canada)	100,573	0.02%
Various interest rates futures contracts (Europe)	(1,691,315)	-0.29%
Various interest rates futures contracts (Far East)	99,350	0.02%
Various interest rates futures contracts (Oceanic)	(392,164)	-0.07%
Various interest rates futures contracts (Mexico)	26,570	0.00%
Various soft futures contracts (U.S.)	6,422,783	1.10%
Various soft futures contracts (Europe)	424,440	0.07%
Various soft futures contracts (Far East)	5,454	0.00%
Various soft futures contracts (Canada)	21,340	0.00%
Various stock index futures contracts (U.S.)	3,286,731	0.56%
Various stock index futures contracts (Canada)	170,155	0.03%
Various stock index futures contracts (Europe)	940,926	0.16%
Various stock index futures contracts (Far East)	148,234	0.03%
Various stock index futures contracts (Oceanic)	9,751	0.00%
Various stock index futures contracts (Africa)	(32,688)	-0.01%
Various stock index futures contracts (Mexico)	4,269	0.00%

Total Long Futures Contracts	(55,490,773)	-9.47%

OPTIONS PURCHASED *
Various energy futures contracts (U.S.)	2,086,360	0.36%
Various soft futures contracts (U.S.)	6,306,525	1.08%
Various base metals futures contracts(Europe)	4,303,038	0.73%
Various stock index futures contracts (U.S.)	1,329,357	0.23%
Various currency futures contracts(U.S.)	887,375	0.15%

Total Options Purchased	14,912,655	2.54%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	—	0.00%
Various base metals futures contracts (Europe)	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%
Various currency futures contracts (Canada)	—	0.00%
Various base metals futures contracts (US)	(751,951)	-0.13%
Various base metals futures contracts (Europe)	32,733,403	5.58%
Various base metals futures contracts(Far East)	4,675	0.00%
Various currency futures contracts (US)	(1,000,006)	-0.17%
Various currency futures contracts (Far East)	30,196	0.01%
Various energy futures contracts (US)	(1,954,200)	-0.33%
Brent Crude future Settling 9/1/12 (Number of Contracts: -1,574)	(6,000,660)	-1.02%
Commodity WTI Crude future Settling 12/1/13 (Number of Contracts: -1,111)	14,071,101	2.40%
Various energy futures contracts (Europe)	(8,202)	0.00%
Various energy futures contracts (Far East)	11,587	0.00%
Various interest rates futures contracts (US)	(824,388)	-0.14%
Various interest rates futures contracts (Canada)	(6,670)	0.00%
Various interest rates futures contracts (Europe)	104,654	0.02%
Various interest rates futures contracts (Far East)	(17,007)	0.00%
Various interest rates futures contracts (Oceanic)	36,976	0.01%
Various soft futures contracts (US)	(9,655,379)	-1.65%
Various soft futures contracts (Europe)	(17,202)	0.00%
Various soft futures contracts (Far East)	125,357	0.02%
Various stock index futures contracts (US)	53,730	0.01%
Various stock index futures contracts (Canada)	(108,041)	-0.02%
Various stock index futures contracts (Europe)	(961,514)	-0.16%
Various stock index futures contracts (Far East)	(2,003,271)	-0.34%
Various stock index futures contracts (Oceanic)	33,477	0.01%
Various stock index futures contracts (Africa)	952	0.00%

Total Short Futures Contracts	23,897,617	4.08%

CURRENCY FORWARDS *
Various currency futures contracts()	2,198,542	0.38%

Total Currency Forwards	2,198,542	0.38%

Total Open Trade Deficit	$(14,481,959)	-5.02%

OPTIONS WRITTEN *
Various energy futures contracts (U.S.)	$(595,120)	-0.10%
Various soft futures contracts (U.S.)	(2,192,983)	-0.37%
Various base metals futures contracts(Europe)	(1,381,855)	-0.24%
Various stock index futures contracts (U.S.)	(745,278)	-0.13%
Various currency futures contracts(U.S.)	(61,200)	-0.01%

Total Options Written	$(4,976,436)	-0.85%

SWAPS (1)
Frontier Balanced RCW-1 Swap(U.S.)	$19,654,869	3.35%
Frontier Balanced DB Swap(U.S.)	5,300,131	0.90%

Total Swaps	$24,955,000	4.26%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value
$ 36,700,000.00 US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039)	$40,138,816	6.85%

Total US Treasury Securities	$40,138,816	6.85%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value.
(1)	See Notes to Financial Statements, Note 4.

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

The Frontier Fund

Consolidated Statements of Operations

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

	6/30/2012	6/30/2011
Investment income:
Interest - net	$2,957,625	$3,241,916

Total Income	2,957,625	3,241,916

Expenses:
Incentive Fees	5,673,583	14,485,917
Management Fees	6,567,116	7,126,048
Service Fees - Class 1	5,439,667	8,310,180
Trading Fees	4,031,386	4,703,355

Total Expenses	21,711,752	34,625,500

Investment loss - net	(18,754,127)	(31,383,584)

Realized and unrealized gain/(loss) on investments:
Net realized gain on futures, forwards and options	19,524,518	78,145,115
Net change in open trade equity/(deficit)	(11,078,556)	(43,946,417)
Net realized gain/(loss) on swap contracts	(525,237)	8,519,210
Net unrealized gain/(loss) on swap contracts	1,278,911	(11,625,733)
Net realized gain on U.S. Treasury securities	854,738	—
Net unrealized gain/(loss) on U.S. Treasury securities	(1,658,750)	50,353
Trading commissions	(4,136,787)	(4,254,384)
Net increase from payments by managing owner	—	—
Change in fair value of investments in unconsolidated trading companies	—	—
Net realized loss on investment in Berkeley Quantitative Colorado Fund LLC	(2,172,987)	(135,775)
Net unrealized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	2,084,880	(1,665,279)

Net gain on investments	4,170,730	25,087,090

NET DECREASE IN CAPITAL RESULTING FROM OPERATIONS	(14,583,397)	(6,296,494)

Less: Operations attributable to non-controlling interests	—	(247)

NET DECREASE IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(14,583,397)	$(6,296,247)

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statements of Operations

For the Three Months Ended June 30, 2012 and 2011 (Unaudited)

	6/30/2012	6/30/2011
Investment income:
Interest - net	$1,406,920	$1,772,997

Total Income	1,406,920	1,772,997

Expenses:
Incentive Fees	5,389,883	6,280,195
Management Fees	3,290,628	2,912,046
Service Fees - Class 1	2,631,478	3,829,730
Trading Fees	1,983,352	2,245,976

Total Expenses	13,295,341	15,267,947

Investment loss - net	(11,888,421)	(13,494,950)

Realized and unrealized gain/(loss) on investments:
Net realized gain on futures, forwards and options	49,258,596	99,591,817
Net change in open trade equity/(deficit)	(32,606,226)	(113,331,413)
Net realized gain on swap contracts	—	5,632,073
Net unrealized gain/(loss) on swap contracts	682,682	(7,905,334)
Net realized gain on U.S. Treasury securities	491,966	—
Net unrealized gain/(loss) on U.S. Treasury securities	(649,773)	701,033
Trading commissions	(2,214,178)	(1,941,596)
Net increase from payments by managing owner	—	—
Change in fair value of investments in unconsolidated trading companies	—	—
Net realized loss on investment in Berkeley Quantitative Colorado Fund LLC	—	(135,775)
Net unrealized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	3,894	(2,062,950)

Net gain/(loss) on investments	14,966,961	(19,452,145)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	3,078,540	(32,947,095)

Less: Operations attributable to non-controlling interests	—	(5,173)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$3,078,540	$(32,941,922)

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statement of Changes in Owners’ Capital

For the Six Months Ended June 30, 2012 (Unaudited)

	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2011	$6,538,575	$631,407,968	$637,946,543

Sale of Units	—	30,899,325	30,899,325
Redemption of Units	—	(68,073,443)	(68,073,443)
Net increase/(decrease) in Owners’
Capital resulting from operations	(40,959)	(14,542,438)	(14,583,397)

Owners’ Capital, June 30, 2012	$6,497,616	$579,691,412	$586,189,028

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

	2012	2011
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(14,583,397)	$(6,296,247)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	7,925,259	48,439,541
Net change in options written, at fair value	1,640,111	977,689
Net unrealized gain/(loss) on swap contracts	(1,278,911)	11,625,733
Net realized gain/(loss) on swap contracts	525,237	(8,519,210)
Net unrealized gain/(loss) on U.S. Treasury securities	1,658,750	(50,353)
Net realized gain/(loss) on U.S. Treasuries securities	(854,738)	—
Net realized gain/(loss) on investment in Berkeley Colorado Quantitative Fund LLC	2,172,987	135,775
Net unrealized gain/loss on investment in Berkeley Colorado Quantitative Fund LLC	(2,084,880)	1,665,279
(Purchases) sales of:
Sales of swap contracts	10,362	48,627,976
(Purchases) of swap contracts	—	—
Sales of U.S. Treasury securities	37,817,176	—
(Purchases) of U.S. Treasury securities	—	255,813
Sales of custom time deposits	25,151,234	25,000,000
(Purchases) of custom time deposits	—	(6,705,814)
Sales of certificates of deposit	—	—
Sales of Berkeley Colorado Quantitative Fund LLC	6,182,737	1,512,397
(Purchases) of Berkeley Colorado Quantitative Fund LLC	—	—
Increase and/or decrease in:
Receivable from futures commission merchants	(29,230,081)	62,698,056
Control of ownership of trading companies	—	—
Contributions to trading companies	—	—
Distributions from trading companies	—	(5,045)
Prepaid service fees	163,920	72,429
Interest receivable	533,154	5,971
Receivable from related parties	(8,994)	—
Other assets	(78,951)	959
Incentive fees payable to Managing Owner	3,557,713	(1,496,264)
Management fees payable to Managing Owner	(108,704)	(520,041)
Interest payable to Managing Owner	(113,893)	(152,896)
Trading fees payable to Managing Owner	(34,619)	(187,161)
Trailing service fees payable to Managing Owner	(79,800)	(178,792)
Payables to related parties	(1,733)	709,823
Other liabilities	50,882	112,543

Net cash provided by (used in) operating activities	38,934,821	177,728,161

Cash Flows from Financing Activities:
Proceeds from sale of capital	30,899,325	65,238,330
Payment for redemption of capital	(68,073,443)	(247,705,505)
Pending owner additions	(157,508)	(119,082)
Redemptions payable	(2,505,055)	765,794

Net cash provided by (used in) financing activities	(39,836,681)	(181,820,463)

Net increase (decrease) in cash and cash equivalents	(901,860)	(4,092,302)

Cash and cash equivalents, beginning of period	27,452,803	17,992,550

Cash and cash equivalents, end of period	$26,546,943	$13,900,248

The Frontier Fund

Notes to Consolidated Financial Statements (Unaudited)

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

As of June 30, 2012 and December 31, 2011, the Trust, with respect to the Frontier Diversified Series, Frontier Masters Series, Tiverton/Graham/Transtrend Series, Currency Series, Winton Series and Winton/Graham Series, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Balanced Series, and Frontier Long/Short Commodity Series separates Units into six separate Classes – Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of certificates of deposit, custom time deposits and U.S. Treasury securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

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

During July, 2011, Frontier Dynamic Series ceased trading operations and liquidated all positions and investor accounts. The Series is closed as of December 31, 2011.

During December, 2011, Long Only Commodity Series and Managed Futures Index Series ceased trading operations and liquidated all positions and investor accounts. The Series are closed as of December 31, 2011.

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

Credit Default Swaps—The Trust invested in credit default swaps for the purpose of mitigating part of the risk of concentration of deposits with U.S. Bank National Association to other major financial institutions. See Note 4. Credit Default Swaps were reported at fair value based upon daily valuations provided by a third party pricing service. The Trust recorded the daily change in fair value in the consolidated statements of operations as net unrealized gain/(loss) on swap contracts. All Credit Default Swaps had expired during March, 2012.

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

In May 2011, the FASB issued ASU No. 2011-04 which provides guidance pertaining to fair value measurement that included a common definition of fair value and information to assist reporting entities to measure and disclose fair value with regards to U.S. GAAP and International Financial Reporting Standards (“IFRS”) convergence issues. This guidance became effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. Adoption of ASU 2011-04 on January 1, 2012 did not have a material impact on the Trust’s statements of financial condition, results of operations and cash flows.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Fund Trust
Open Trade Equity (Deficit)	$(31,593,156)	$17,111,197	$—	$(14,481,959)
Swap Contracts	—	—	24,955,000	24,955,000
U.S. Treasury Securities	40,138,815	—	—	40,138,815
Written Options	—	(4,976,436)	—	(4,976,436)

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Fund Trust
Open Trade Equity (Deficit)	$(18,489,839)	$11,933,138	$—	$(6,556,701)
Swap Contracts	—	—	24,211,688	24,211,688
U.S. Treasury Securities	78,760,003	—	—	78,760,003
Written Options	—	(3,336,325)	—	(3,336,325)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations.

Frontier Fund Trust For The Six Months Ended June 30, 2012
Balance of recurring Level 3 assets as of January 1, 2012	$24,211,688
Total gains or losses (realized/unrealized):
Included in earnings-realized	(525,237)
Included in earnings-unrealized	1,278,911
Purchases of investments	—
Sales of investments	(10,362)
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of June 30, 2012	$24,955,000

Frontier Fund Trust For The Year Ended December 31, 2011
Balance of recurring Level 3 assets as of January 1, 2011	$104,877,949
Total gains or losses (realized/unrealized):
Included in earnings-realized	(9,630,838)
Included in earnings-unrealized	(11,724,468)
Purchases of investments	7,004,112
Sales of investments	(66,705,656)
Transfers in and/or out of Level 3	—
Net increase in payments from Managing Owner	390,589

Balance of recurring Level 3 assets as of December 31, 2011	$24,211,688

The Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six month period ended June 30, 2012, the Trust transferred currency forwards from Level 1 assets to Level 2 assets.

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of June 30, 2012 and December 31, 2011, approximately 4.2% and 5.0%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

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

The Trust has invested in the following Swaps as of and for the six months ended June 30, 2012:

	Credit Default Swap	Credit Default Swap	Option Basket	Option Basket
Counterparty	BNP Paribas	Societe Generale	Company A	DeutscheBank
Notional Amount	$0	$0	$15,812,425	$23,551,287
Termination Date	3/20/2012	3/20/2012	11/6/2012	6/30/2016
Investee Returns	On Default	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$(407,283)	$(117,954)	$—	$—

Unrealized Gain/(Loss)	$(215,874)	$117,954	$1,958,642	$(581,809)

Fair Value as of 6/30/2012	$—	$—	$19,654,869	$5,300,131

The Trust has invested in the following Swaps as of and for the year ended December 31, 2011:

	Credit Default Swap	Credit Default Swap	Option Basket	Option Basket
Counterparty	BNP Paribas	Societe Generale	Company A	DeutscheBank
Notional Amount	$623,160	$0	$14,129,540	$23,551,287
Termination Date	3/20/2012	3/20/2012	11/6/2012	6/30/2016
Investee Returns	On Default	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$6,689,123	$—

Unrealized Gain/(Loss)	$213,160	$(120,458)	$(18,838,844)	$(368,228)

Fair Value as of 12/31/2011	$623,159	$—	$17,706,757	$5,881,772

5. Transactions with Affiliates

The Managing Owner contributes funds to the Trust in order to have a 1% interest in the aggregate capital, profits and losses and in return will receive units designated as general units in the Series of the Trust in which the Managing Owner invests such funds. The general units may only be purchased by the Managing Owner and may be subject to no advisory fees or management advisory fees at reduced rates. Otherwise, the general units hold the same rights as the limited units. The Managing Owner is required to maintain at least a 1% interest (“Minimum Purchase Commitment”) in the aggregate capital, profits and losses of the Trust so long as it is acting as the Managing Owner of the Trust. Such contribution was made by the Managing Owner before trading commenced for the Trust and will be maintained throughout the existence of the Trust, and the Managing Owner will make such purchases as are necessary to effect this requirement. Additionally, the Managing Owner agreed with certain regulatory bodies to maintain a 1% interest specifically in the Balanced Series Class 1 a Units and Balanced Series Class 2a Units, aggregated, and each of the Frontier Long/Short Commodity Series, Frontier Diversified Series and Frontier Masters Series. The 1% interest in these specific Series of the Trust is included in computing the Minimum Purchase Commitment in aggregate capital. In addition to the general units the Managing Owner receives in respect of its Minimum Purchase Commitment, the Managing Owner may purchase limited units in any Series as a Limited Owner. Principals of the Managing Owner or affiliates are allowed to own beneficial interests in the Trust, as well. All units purchased by the Managing Owner are held for investment purposes only and not for resale. The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner. The Trust has and will continue to have certain relationships with the Managing Owner and its affiliates.

Expenses

Management Fees—Each Series of the Trust pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets attributable to such Series (including notional assets), calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series, 2.0% for the Winton Series, Currency Series, Frontier Long/Short Commodity Series Class 1 a and Class 2a, Frontier Masters Series, 0.75% for Frontier Diversified Series, 2.5% for the Winton/Graham Series and Tiverton/Graham/Transtrend Series, and 3.5% for the Frontier Long/Short Commodity Series Class 1 and Class 2. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

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

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the six months ended June 30, 2012 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $19,274. For the six months ended June 30, 2012, amounts paid or owing the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $$22,442.

For the year ended December 31, 2011, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $2,910. For the year ended December 31, 2011, amounts paid or owed to the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $108,041.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Berkeley/Graham/Tiverton Series, Currency Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, and Balanced Series (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. During the six months ended June 30, 2012, and 2011 the Trust, with respect to the Series, paid $3,907,894 and $5,047,333, respectively, of such interest income to the Managing Owner. Such expenses are not included in the statements of operations of the Series.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $465,830 and $1,054,241, respectively for the six months ended June 30, 2012 and 2011. The amount paid under this agreement was $77,196 and $493,102, respectively, for the three months ended June 30, 2012 and 2011. This agreement ended April 19, 2012.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $1,365,020 and $1,897,634, respectively, for the six months ended June 30, 2012 and 2011. For these services, the Managing Owner paid Solon Capital, LLC, $665,478 and $887,483, respectively, for the three months ended June 30, 2012 and 2011.

Bornhoft Group Securities Corporation, a subsidiary of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations. Its results are consolidated with the Managing Owner.

6. Financial Highlights

The following information presents the financial highlights of the Trust for the six and three months ended June 30, 2012 and 2011. This data has been derived from the information presented in the consolidated financial statements.

Six months ended	2012	2011
Ratios to average net assets (1)
Net investment gain/(loss) (1)	-5.26%	-5.84%
Expenses before incentive fees	-5.31%	-4.89%
Expenses after incentive fees	-6.24%	-6.63%

Total return before incentive fees	-1.46%	0.99%
Total return after incentive fees	-2.39%	-0.76%

Three Months Ended	2012	2011
Ratios to average net assets (1)
Net investment gain/(loss) (1)	-5.33%	-4.43%
Expenses before incentive fees	-5.39%	-4.54%
Expenses after incentive fees	-6.29%	-5.32%

Total return before incentive fees	1.42%	-3.32%
Total return after incentive fees	0.52%	-4.10%

(1)	Annualized with the exception of incentive fees ..

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

7. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of June 30, 2012 and December 31, 2011 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the six and three months ended June, 2012 and 2011, the monthly average of futures contracts bought was approximately 28,300, 29,700, 29,400 and 68,100, respectively and sold was approximately 30,850, 33,800, 11,300 and 26,000, respectively. The following tables summarize the trading revenues for the three months ended June 30, 2012 and 2011 by contract:

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2012 (1)

Type of contract

Metals	$(15,142,145)
Currencies	(14,201,587)
Energies	19,072,628
Agriculturals	(3,020,414)
Interest rates	34,976,693
Stock indices	(2,160,657)

Realized trading income/(loss)(1)	$19,524,518

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2012 (2)

Type of contract

Metals	$6,720,298
Currencies	17,461,854
Energies	(34,586,957)
Agriculturals	1,430,532
Interest rates	(2,358,221)
Stock indices	253,938

Change in unrealized trading income/(loss)(2)	$(11,078,556)

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2012 (1)

Type of contract

Metals	$1,362,795
Currencies	(6,706,070)
Energies	22,909,484
Agriculturals	3,039,957
Interest rates	45,940,658
Stock indices	(17,288,228)

Realized trading income/(loss)(1)	$49,258,596

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2012 (2)

Type of contract

Metals	$3,980,957
Currencies	4,289,317
Energies	(39,301,473)
Agriculturals	(33,318)
Interest rates	(1,443,830)
Stock indices	(97,879)

Change in unrealized trading income/(loss)(2)	$(32,606,226)

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options.
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2011 (1)

Type of contract

Metals	$1,057,748
Currencies	(8,596,000)
Energies	27,184,792
Agriculturals	38,029,077
Interest rates	(7,726,755)
Stock indices	28,196,253

Realized trading income/(loss)(1)	$78,145,116

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2011 (2)

Type of contract

Metals	$1,380,348
Currencies	(16,870,500)
Energies	1,986,455
Agriculturals	(17,385,466)
Interest rates	(8,969,856)
Stock indices	(4,087,398)

Change in unrealized trading income/(loss)(2)	$(43,946,417)

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2011(1)

Type of contract

Metals	$5,656,254
Currencies	6,483,624
Energies	28,865,430
Agriculturals	43,827,521
Interest rates	(14,325,215)
Stock indices	29,084,203

Realized trading income/(loss)(1)	$99,591,817

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2011(2)

Type of contract

Metals	$(3,573,412)
Currencies	(78,163,032)
Energies	3,424,249
Agriculturals	(20,580,850)
Interest rates	(9,886,730)
Stock indices	(4,551,638)

Change in unrealized trading income/(loss)(2)	$(113,331,413)

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options.
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

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

10. Subsequent Events

We evaluated subsequent events per ASC 855 and per our evaluation we noted no subsequent events requiring disclosure through the issuance date.

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

As of June 30, 2012, the Trust had eight separate Series of Units issued and outstanding: the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Tiverton/Graham/Transtrend Series, Currency Series, Winton Series and Winton/Graham Series. Each Series of Units has between three and six separate classes issued and/or outstanding—Class 1, Class 2, Class 3, Class 1a, Class 2a, and Class 3a.

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

The trading system of each of the major commodity trading advisors used by the Trading Companies is as follows:

Major Commodity Trading Advisor	Trading System Style
Beach Horizon LLP	Systematic
Cantab Capital Partners LLP	Systematic
Global Advisors (Jersey) Limited	Systematic
Graham Capital Management, L.P.	Systematic
Mesirow Financial Commodities Management, LLC	Discretionary
Quantitative Investment Management, LLC	Systematic
QuantMetrics Capital Management LLP	Systematic
Red Oak Commodity Advisors, Inc.	Discretionary
Rosetta Capital Management, LLC	Discretionary
Skyline Management, Inc.	Discretionary
Tiverton Trading	Discretionary
Transtrend B.V.	Systematic
Winton Capital Management Ltd.	Systematic

As of June 30, 2012, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

	Allocation as of June 30, 2012 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
Advisor	Frontier Diversified Series	Frontier Long/Short Commodity Series	Frontier Masters Series	Balanced Series	Tiverton/ Graham/ Transtrend Series*	Winton Series	Winton/ Graham Series
Beach Horizon LLP	10%	14%	—	9%	—	—	—
Cantab Capital Partners LLP	18%	—	25%	19%	—	—	—
Global Advisors (Jersey) Limited	—	15%	—	—	—	—	—
Graham Capital Management, L.P.	5%	—	—	—	40%	—	59%
Mesirow Financial Commodities Management, LLC	—	13%	—	—	—	—	—
Quantitative Investment Management, LLC	6%	—	—	6%	—	—	—
QuantMetrics Capital Management LLP	5%	—	—	—	—	—	—
Red Oak Commodity Advisors, Inc.	—	13%	—	—	—	—	—
Rosetta Capital Management, LLC	—	10%	—	—	—	—	—
Skyline Management, Inc.	—	9%	—	—	—	—	—
Tiverton Trading	19%	—	20%	19%	40%	—	—
Transtrend B.V.	—	—	34%	—	20%	—	—
Winton Capital Management Ltd.	14%	—	21%	11%	—	100%	41%

*	As of February 29, 2012, Berkeley Quantitative L.P. no longer provides trading advisory services to The Frontier Fund or any trading company managed by the Managing Owner of The Frontier Fund, and as of March 1, 2012 the Berkeley/Graham/Tiverton Series of The Frontier Fund was renamed Tiverton/Graham/Transtrend Series.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At June 30, 2012, cash deposited at the clearing brokers was $84,572,748 for the Balanced Series, $58,564,967 for the Frontier Long/Short Commodity Series and $7,328,528 for the Frontier Masters Series. At December 31, 2011, cash deposited at the clearing brokers was $74,736,294 for the Balanced Series, $47,822,021 for the Frontier Long/Short Commodity Series and $5,107,749 for the Frontier Masters Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Tiverton/Graham/Transtrend Series, Currency Series, and Winton/Graham Series. For the Balanced Series (Class 1a and Class 2a only) and Frontier Long/Short Commodity Series 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held in either U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of June 30, 2012, total cash and cash equivalents and custom time deposits held at banking institutions were $75,538,008 for the Frontier Diversified Series, $38,054,187 for the Frontier Masters Series, $42,923,515 for the Frontier Long/Short Commodity Series, $124,979,934 for the Balanced Series, $22,089,319 for the Tiverton/Graham/Transtrend Series, $1,194,355 for the Currency Series, $35,367,037, for the Winton Series, and $14,656,655 for the Winton/Graham Series. As of December 31, 2011, total cash and cash equivalents and custom time deposits held at banking institutions were $80,295,258 for the Frontier Diversified Series, $35,135,275 for the Frontier Masters Series, $46,107,395 for the Frontier Long/Short Commodity Series, $142,443,180 for the Balanced Series, $21,128,515 for the Tiverton/Graham/Transtrend Series, $1,668,188 for the Currency Series, $37,632,902, for the Winton Series, and $18,623,389 for the Winton/Graham Series.

During the first six months of 2012 and 2011, the Trust experienced redemptions in excess of subscriptions due primarily to seven of the eleven Series being closed to new investments and to the termination of a selling agent relationship. The Managing Owner does not expect any impact on the investment mix of any Series due to the high level of liquidity maintained in the Trust.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the period ending June 30, 2012, the Trust was able to pay all redemptions.

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

Results of Operations

Series Returns and Other Information

The returns for each Series and Class of Units for the three months and six months ended June 30, 2012 and June 30, 2011, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011.

Market conditions for 2012 are discussed after the Sector and Major CTA attribution charts included in the Series performance discussion, below.

Frontier Diversified Series

The Frontier Diversified Series – Class 1 NAV gained 2.5% and lost 4.6%, respectively, for the three months ended June 30, 2012 and 2011, net of fees and expenses; the Frontier Diversified Series – Class 2 NAV gained 3.0% and lost 4.2%, respectively for the three months ended June 30, 2012 and 2011, net of fees and expenses.

For the three months ended June 30, 2012, the Frontier Diversified Series recorded net gain on investments of $6,100,289, net investment income of $545,961, and total expenses of $3,224,069, resulting in a net increase in Owners’ capital from operations of $3,422,181. For the three months ended June 30, 2011, the Frontier Diversified Series recorded net loss on investments of $4,314,530, net investment income of $601,997, and total expenses of $3,016,999, resulting in a net decrease in Owners’ capital from operations of $6,729,532.

Please see additional discussion under “Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011 – Frontier Diversified Series.”

Frontier Masters Series

The Frontier Masters Series – Class 1 NAV gained 1.1% and lost 4.0%, respectively, for the three months ended June 30, 2012 and 2011, net of fees and expenses; the Frontier Masters Series – Class 2 NAV gained 1.5% and lost 3.6%, respectively for the three months ended June 30, 2012 and 2011, net of fees and expenses.

For the three months ended June 30, 2012, the Frontier Masters Series recorded net gain on investments of $1,870,660, net investment income of $261,367, and total expenses of $945,962, resulting in a net increase in Owners’ capital from operations of $629,198, after non-controlling interests of ($556,867). For the three months ended June 30, 2011, the Frontier Masters Series recorded net loss on investments of $1,921,266, net investment income of $294,170, and total expenses of $404,249, resulting in a net decrease in Owners’ capital from operations of $2,019,603, after non-controlling interests of $11,742.

Please see additional discussion under “Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011 – Frontier Masters Series.”

Frontier Long/Short Commodity Series

The Frontier Long/Short Commodity Series – Class 1 NAV lost 4.6% and lost 5.3%, respectively, for the three months ended June 30, 2012 and 2011, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2 NAV lost 4.2% and lost 4.5%, respectively, for the three months ended June 30, 2012 and 2011, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 NAV lost 4.2% and lost 4.5%, respectively for the three month period ended June 30, 2012 and 2011, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 1a NAV lost 4.4% and lost 5.1%, respectively, for the three month period ended June 30, 2012 and 2011, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a NAV lost 4.0% and lost 4.7%, respectively, for the three month period ended June 30, 2012 and 2011, net of fees and expenses.

For the three months ended June 30, 2012, the Frontier Long/Short Commodity Series recorded net loss on investments of $938,042, net investment income of $348,055, and total expenses of $1,635,663, resulting in a net decrease in Owners’ capital from operations of $2,927,896, after non-controlling interests of ($702,246). For the three months ended June 30, 2011, the Frontier Long/Short Commodity Series recorded net loss on investments of $1,817,531, net investment income of $375,605, and total expenses of $1,996,672, resulting in a net decrease in Owners’ capital from operations of $3,438,598.

Please see additional discussion under “Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011 – Frontier Long/Short Commodity Series.”

Balanced Series

The Balanced Series – Class 1 NAV gained 3.0% and lost 4.3%, respectively, for the three months ended June 30, 2012 and 2011, net of fees and expenses; the Balanced Series – Class 1a NAV gained 4.1% and lost 4.7%, respectively, for the three months ended June 30, 2012 and 2011, net of fees and expenses; the Balanced Series – Class 2 NAV gained 3.7% and lost 3.6%, respectively, for the three months ended June 30, 2012 and 2011, net of fees and expenses; the Balanced Series – Class 2a NAV gained 4.2% and lost 4.0%, respectively, for the three months ended June 30, 2012 and 2011, net of fees and expenses; the Balanced Series – Class 3a NAV gained 3.8% and lost 4.0% for the three months ended June 30, 2012 and 2011, respectively, net of fees and expenses.

For the three months ended June 30, 2012, the Balanced Series recorded net gain on investments of $20,087,572, net investment income of $35,188, and total expenses of $5,474,886, resulting in a net increase in Owners’ capital from operations of $7,375,812 after non-controlling interests of ($7,272,062). For the three months ended June 30, 2011, the Balanced Series recorded net loss on investments of $16,522,087, net investment income of $165,683, and total expenses of $7,335,640, resulting in a net decrease in Owners’ capital from operations of $13,513,467 after non-controlling interests of $10,178,577.

The Balanced Series, through Frontier Trading Company I, LLC, has engaged in a fund option transaction, whereby the Balanced Series obtains exposure to the performance of additional commodity fund programs held by a counterparty to the option, for the purpose of further diversification among trading advisors and styles. The Trust does not have transparency to the underlying investments of these commodity fund programs, so the returns from this program cannot be characterized.

Please see additional discussion under “Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011 –Balanced Series.”

Tiverton/Graham/Transtrend Series (formerly the Berkeley/Graham/Tiverton Series)

The Tiverton/Graham/Transtrend Series – Class 1 NAV lost 3.7% and lost 7.2%, respectively, for the three months ended June 30, 2012 and 2011, net of fees and expenses; the Tiverton/Graham/Transtrend Series – Class 2 NAV lost 3.5% and lost 6.5%, respectively for the three months ended June 30, 2012 and 2011, net of fees and expenses.

For the three months ended June 30, 2012, the Tiverton/Graham/Transtrend Series recorded net loss on investments of $648,067, net investment income of $65,518, and total expenses of $696,960, resulting in a net decrease in Owners’ capital from operations of $1,279,509. For the three months ended June 30, 2011, the Tiverton/Graham/Transtrend Series recorded net loss on investments of $3,125,440, net investment income of $11,867, and total expenses of $758,410, resulting in a net decrease in Owners’ capital from operations of $3,871,983.

Please see additional discussion under “Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011 – Tiverton/Graham/Transtrend Series.”

Currency Series

The Currency Series – Class 1 NAV lost 3.7% and lost 1.1% , respectively, for the three months ended June 30, 2012 and 2011, net of fees and expenses; the Currency Series – Class 2 NAV lost 3.0% and lost 0.4%, respectively for the three months ended June 30, 2012 and 2011, net of fees and expenses.

For the three months ended June 30, 2012, the Currency Series recorded net loss on investments of $100,231, net investment income of $85, and total expenses of $33,240, resulting in a net decrease in Owners’ capital from operations of $133,386. For the three months ended June 30, 2011, the Currency Series recorded net gain on investments of $46,073, net investment income of $24,807, and total expenses of $101,779, resulting in a net decrease in Owners’ capital from operations of $30,899.

Please see additional discussion under “Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011 – Currency Series.”

Winton Series

The Winton Series – Class 1 NAV lost 4.6% and lost 3.1%, respectively, for the three months ended June 30, 2012 and 2011, net of fees and expenses; the Winton Series – Class 2 NAV lost 3.8% and lost 2.4%, respectively, for the three months ended June 30, 2012 and 2011, net of fees and expenses.

For the three months ended June 30, 2012, the Winton Series recorded net loss on investments of $1,599,658, net investment income of $132,557, and total expenses of $613,194, resulting in a net decrease in Owners’ capital from operations of $2,080,295. For the three months ended June 30, 2011, the Winton Series recorded net loss on investments of $865,295, net investment income of $105,532, and total expenses of $704,952, resulting in a net decrease in Owners’ capital from operations of $1,464,715.

Please see additional discussion under “Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011 – Winton Series.”

Winton/Graham Series

The Winton/Graham Series – Class 1 NAV lost 8.0% and lost 4.1%, respectively, for the three months ended June 30, 2012 and 2011 net of fees and expenses; the Winton/Graham Series – Class 2 NAV lost 7.3% and lost 3.3%, respectively for the three months ended June 30, 2012 and 2011, net of fees and expenses.

For the three months ended June 30, 2012, the Winton/Graham Series recorded net loss on investments of $1,646,353, net investment income of $32,021, and total expenses of $498,075, resulting in a net decrease in Owners’ capital from operations of $2,112,407. For the three months ended June 30, 2011, the Winton/Graham Series recorded net loss on investments of $845,492, net investment income of $36,923, and total expenses of $690,158, resulting in a net decrease in Owners’ capital from operations of $1,396,441 after non-controlling interests of $102,286.

Please see additional discussion under “Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011 – Winton/Graham Series.”

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011.

Frontier Diversified Series

2012

The Frontier Diversified Series – Class 1 NAV lost 1.8% for the six months ended June 30, 2012, net of fees and expenses; the Frontier Diversified Series – Class 2 NAV lost 0.9% for the six months ended June 30, 2012, net of fees and expenses.

For the six months ended June 30, 2012 the Frontier Diversified Series recorded a net gain on investments of $1,855,107, net investment income of $1,143,240, and total expenses of $4,911,494, resulting in a net decrease in Owners’ capital from operations of $1,913,147. The NAV per Unit, Class 1, decreased from $99.40 at December 31, 2011, to $97.60 as of June 30, 2012. The NAV per Unit, Class 2, decreased from $103.96 at December 31, 2011, to $102.99 as of June 30, 2012. Total Class 1 subscriptions and redemptions for the period were $3,659,657 and $8,272,003, respectively. Total Class 2 subscriptions and redemptions for the period were $4,125,255 and $6,527,494, respectively. Ending capital at June 30, 2012, was $66,465,756 for Class 1 and $58,580,116 for Class 2. Ending capital at December 31, 2011, was $72,424,906 for Class 1 and $61,548,698 for Class 2.

The Frontier Diversified Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Frontier Diversified Series

Two of the six sectors traded in the Frontier Diversified Series were profitable in 2Q 2012. Metals and Interest Rates were profitable while Stock Indices, Currencies, Agriculturals and Energies finished negative for the quarter. One of the six sectors traded in the Frontier Diversified Series is profitable year to date. The Interest Rates sector is profitable while Stock Indices, Currencies, Metals, Agriculturals and Energies are negative year to date.

In terms of major CTA performance, four of the seven major CTAs in the Frontier Diversified Series were profitable in 2Q 2012. Cantab, Quantmetrics, QIM and Transtrend were profitable while Graham, Tiverton and Winton finished negative for the quarter. Four of the seven major CTAs in the Frontier Diversified Series are profitable year to date. Quantmetrics, Transtrend, QIM and Cantab are profitable while Graham, Tiverton and Winton are negative year to date.

2011

The Frontier Diversified Series – Class 1 NAV lost 1.9% for the six months ended June 30, 2011, net of fees and expenses; the Frontier Diversified Series – Class 2 NAV lost 1.0% for the six months ended June 30, 2011, net of fees and expenses.

For the six months ended June 30, 2011 the Frontier Diversified Series recorded a net gain on investments of $3,684,165, net investment income of $1,192,025, and total expenses of $6,713,107, resulting in a net decrease in Owners’ capital from operations of $1,836,917. The NAV per Unit, Class 1, decreased from $103.58 at December 31, 2010, to $101.63 as of June 30, 2011. The NAV per Unit, Class 2, decreased from $106.46 at December 31, 2010, to $105.37 as of June 30, 2011. Total Class 1 subscriptions and redemptions for the period were $18,698,351 and $31,826,924, respectively. Total Class 2 subscriptions and redemptions for the period were $12,205,850 and $19,693,250, respectively. Ending capital at June 30, 2011, was $75,613,176 for Class 1 and $61,429,906 for Class 2. Ending capital at December 31, 2010, was $90,022,131 for Class 1 and $69,473,841 for Class 2.

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

Frontier Masters Series

2012

The Frontier Masters Series – Class 1 NAV gained 1.8% for the six months ended June 30, 2012, net of fees and expenses; the Frontier Masters Series – Class 2 NAV gained 2.7% for the six months ended June 30, 2012, net of fees and expenses.

For the six months ended June 30, 2012 the Frontier Masters Series recorded a net gain on investments of $2,875,675, net investment income of $529,226, and total expenses of $1,803,469, resulting in a net increase in Owners’ capital from operations of $1,074,044 after non-controlling interests of ($527,388). The NAV per Unit, Class 1, increased from $100.25 at December 31, 2011, to $102.04 as of June 30, 2012. The NAV per Unit, Class 2, increased from $104.83 at December 31, 2011, to $107.65 as of June 30, 2012. Total Class 1 subscriptions and redemptions for the period were $3,789,952 and $2,084,976, respectively. Total Class 2 subscriptions and redemptions for the period were $462,006 and $1,503,967, respectively. Ending capital at June 30, 2012, was $36,383,500 for Class 1 and $18,178,556 for Class 2. Ending capital at December 31, 2011, was $34,090,136 for Class 1 and $18,734,861 for Class 2.

The Frontier Masters Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Frontier Masters Series

Three of the six sectors traded in the Frontier Masters Series were profitable in 2Q 2012. Metals, Interest Rates and Agriculturals were positive while Energies, Currencies and Stock Indices were negative for the quarter. Two of the six sectors traded in the Frontier Masters Series are profitable year to date. Interest Rates and Energies are profitable while Stock Indices, Currencies, Metals and Agriculturals are negative year to date.

In terms of major CTA performance, two of the four major CTAs in the Frontier Masters Series were profitable during the quarter. Cantab and Transtrend were positive while Winton and Tiverton finished negative for the quarter. Two of the four major CTAs in the Frontier Masters Series are profitable year to date. Cantab and Transtrend are profitable while Tiverton and Winton are negative year to date.

2011

The Frontier Masters Series – Class 1 NAV lost 3.8% for the six months ended June 30, 2011, net of fees and expenses; the Frontier Masters Series – Class 2 NAV lost 3.0% for the six months ended June 30, 2011, net of fees and expenses.

For the six months ended June 30, 2011 the Frontier Masters Series recorded a net loss on investments of $121,553, net investment income of $465,136, and total expenses of $2,204,342, resulting in a net decrease in Owners’ capital from operations of $1,841,369 after non-controlling interests of $19,390. The NAV per Unit, Class 1, decreased from $102.96 at December 31, 2010, to $99.01 as of June 30, 2011. The NAV per Unit, Class 2, decreased from $105.81 at December 31, 2010, to $102.63 as of June 30, 2011. Total Class 1 subscriptions and redemptions for the period were $6,265,915 and $11,512,647, respectively. Total Class 2 subscriptions and redemptions for the period were $2,247,586 and $7,161,090, respectively. Ending capital at June 30, 2011, was $34,716,307 for Class 1 and $19,557,818 for Class 2. Ending capital at December 31, 2010, was $41,213,675 for Class 1 and $25,062,055 for Class 2.

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

Frontier Long/Short Commodity Series

2012

The Frontier Long/Short Commodity Series – Class 1 NAV lost 5.9% for the six months ended June 30, 2012, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2 NAV lost 4.8% for the six months ended June 30, 2012, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 NAV lost 4.8% for the six months ended June 30, 2012, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 1a NAV lost 5.3% for the six months ended June 30, 2012, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a NAV lost 4.5% for the six months ended June 30, 2012, net of fees and expenses.

For the six months ended June 30, 2012, the Frontier Long/Short Commodity Series recorded net loss on investments of $6,670,177, net investment income of $711,631, and total expenses of $2,956,133, resulting in a net decrease in Owners’ capital from operations of $3,460,839, after non-controlling interests of $5,453,840. The NAV per Unit, Class 1, decreased from $136.13 at December 31, 2011, to $128.07 as of June 30, 2012. The NAV per Unit, Class 2, decreased from $161.97 at December 31, 2011, to $154.20 as of June 30, 2012. The NAV per Unit, Class 3, decreased from $161.96 at December 31, 2011, to $154.18 as of June 30, 2012. The NAV per Unit, Class 1a, decreased from $121.71 at December 31, 2011, to $115.26 as of June 30, 2012. The NAV per Unit, Class 2a, decreased from $127.23 at December 31, 2011, to $121.54 as of June 30, 2012. Total Class 1 subscriptions and redemptions for the period were $9,089 and $3,665,155, respectively. Total Class 2 redemptions for the period were $380,536. There were no subscriptions. Total Class 3 subscriptions and redemptions for the period were $3,487,095 and $4,588,095, respectively. Total Class 1a subscriptions and redemptions for the period were $2,867,314 and $1,108,821, respectively. Total Class 2a subscriptions and redemptions for the period were $2,634,003 and $468,884, respectively. Ending capital at June 30, 2012, was $417,015 for Class 1, $8,383,574 for Class 2, $25,411,238 for Class 3, $19,564,499 for Class 1a and $12,509,571 for Class 2a. Ending capital at December 31, 2011, was $4,159,047 for Class 1, $9,188,762 for Class 2, $27,810,058 for Class 3, $18,891,395 for Class 1a and $10,911,464 for Class 2a.

The Frontier Long/Short Commodity Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors.

Frontier Long/Short Commodity Series

Three of the seven sectors traded in the Frontier Long/Short Commodity Series were profitable in 2Q 2012. Base Metals, Grains and Softs were positive while Precious Metals, Energies, Meats and Financials were negative for the quarter. Two of the seven sectors traded in the Frontier Long/Short Commodity Series are profitable year to date. The Grains and Softs sectors are profitable while the Base Metals, Energies, Metals, Precious Metals and Financial sectors are negative year to date.

In terms of major CTA performance, one of the six major CTAs in the Frontier Long/Short Commodity Series was profitable in 2Q 2012. Rosetta finished positive while Beach Horizon, Global Advisors, Strategic Ag, Red Oak and Mesirow were negative for the quarter. One of the six major CTAs in the Frontier Long/Short Commodity Series is profitable year to date. Rosetta is profitable while Beach Horizon, Global Advisors, Mesirow, Red Oak and Strategic Ag are negative year to date.

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

For the six months ended June 30, 2011, the Frontier Long/Short Commodity Series recorded net gain on investments of $10,262,813, net investment income of $691,895, and total expenses of $4,999,836, resulting in a net increase in Owners’ capital from operations of $5,954,872. The NAV per Unit, Class 1, increased from $132.73 at December 31, 2010, to $140.52 as of June 30, 2011. The NAV per Unit, Class 2, increased from $153.26 at December 31, 2010, to $164.69 as of June 30, 2011. The NAV per Unit, Class 3, increased from $153.26 at December 31, 2010, to $164.68 as of June 30, 2011. The NAV per Unit, Class 1a, increased from $117.96 at December 31, 2010, to $124.76 as of June 30, 2011. The NAV per Unit, Class 2a, increased from $121.18 at December 31, 2010, to $129.28 as of June 30, 2011. Total Class 1 subscriptions and redemptions for the period were $51,146 and $20,430,317, respectively. Total Class 2 redemptions for the period were $5,946,835. There were no subscriptions. Total Class 3 subscriptions and redemptions for the period were $10,809,007 and $10,021,196, respectively. Total Class 1a subscriptions and redemptions for the period were $8,494,187 and $325,640, respectively. Total Class 2a subscriptions and redemptions for the period were $4,138,649 and $346,139, respectively. Ending capital at June 30, 2011, was $13,522,393 for Class 1, $11,061,057 for Class 2, $23,435,670 for Class 3, $13,868,152 for Class 1a and $7,673,902 for Class 2a. Ending capital at December 31, 2010, was $31,185,756 for Class 1, $15,584,978 for Class 2, $20,998,571 for Class 3, $5,652,309 for Class 1a and $3,761,826 for Class 2a.

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

Balanced Series

2012

The Balanced Series – Class 1 NAV lost 1.5% for the six months ended June 30, 2012, net of fees and expenses; the Balanced Series – Class 1a NAV lost 0.3% for the six months ended June 30, 2012, net of fees and expenses; the Balanced Series – Class 2 NAV lost 0.0% for the six months ended June 30, 2012, net of fees and expenses; the Balanced Series – Class 2a NAV gained 0.5% for the six months ended June 30, 2012, net of fees and expenses; the Balanced Series – Class 3a NAV gained 0.1% for the six months ended June 30, 2012, net of fees and expenses.

For the six months ended June 30, 2012, the Balanced Series recorded net gain on investments of $9,349,863, net investment income of $186,736, and total expenses of $8,160,904, resulting in a net decrease in Owners’ capital from operations of $2,853,457 after non- controlling interests of ($4,229,152). The NAV per Unit, Class 1, decreased from $124.50 at December 31, 2011, to $122.65 at June 30, 2012. For Class 1a, the NAV per Unit decreased from $108.45 at December 31, 2011, to $108.13 at June 30, 2012. The NAV per Unit, Class 2, decreased from $155.02 at December 31, 2011, to $155.01 at March 31, 2012. For Class 2a, the NAV per Unit increased from $128.35 at December 31, 2011, to $128.99 at March 31, 2011. For Class 3a, the NAV per Unit increased from $128.36 at December 31, 2011, to $128.54 at March 31, 2012. Total Class 1 subscriptions and redemptions for the period were $243,828 and $16,465,726, respectively. Total Class 1a subscriptions and redemptions for the period were $414 and $2,263,742, respectively. Total Class 2 subscriptions and redemptions for the period were $7,927 and $5,962,591, respectively. Total Class 2a redemptions for the period were $1,672,175. There were no subscriptions. Total Class 3a subscriptions and redemptions for the period were $2,004,252 and $915,291, respectively. Ending capital at March 31, 2012, was $164,804,193 for Class 1, $249,991 for Class 1a, $57,348,959 for Class 2, $1,111,687 for Class 2a and $4,040,685 for Class 3a. At December 31, 2011, ending capital was $183,785,318 for Class 1, $2,536,559 for Class 1a, $63,372,567 for Class 2, $2,784,830 for Class 2a, and $2,952,802 for Class 3a.

The Balanced Series, through Frontier Trading Company XVII, LLC has invested in a swap whereby the Balanced Series obtains exposure to the performance of additional currency programs held by a counterparty to the swap for the purpose of further diversification among trading advisors. The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Balanced Series

Two of the six sectors traded in the Balanced Series were profitable in 2Q 2012. Metals and Interest Rates were profitable while Stock Indices, Currencies, Agriculturals and Energies finished negative for the quarter. One of the six sectors traded in the Balanced Series is profitable year to date. The Interest Rates sector is profitable while Stock Indices, Currencies, Metals, Agriculturals and Energies are negative year to date.

In terms of major CTA performance, two of the five major CTAs in the Balanced Series were profitable in 2Q 2012. QIM and Cantab were profitable while Winton, Tiverton and Beach Horizon finished negative for the quarter. Two of the five major CTAs in the Balanced Series are profitable year to date. QIM and Cantab are profitable while Tiverton, Beach Horizon and Winton are negative year to date.

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

For the six months ended June 30, 2011, the Balanced Series recorded net gain on investments of $4,365,083, net investment income of $201,656, and total expenses of $14,954,824, resulting in a net decrease in Owners’ capital from operations of $217,256 after non- controlling interests of $10,170,829. The NAV per Unit, Class 1, decreased from $131.95 at December 31, 2010, to $130.46 at June 30, 2011. For Class 1a, the NAV per Unit decreased from $116.36 at December 31, 2010, to $114.39 at June 30, 2011. The NAV per Unit, Class 2, increased from $159.46 at December 31, 2010, to $160.02 at June 30, 2011. For Class 2a, the NAV per Unit decreased from $133.66 at December 31, 2010, to $133.35 at June 30, 2011. For Class 3a, the NAV per Unit increased from $133.66 at December 31, 2010, to $138.36 at June 30, 2011. Total Class 1 subscriptions and redemptions for the period were $394,527 and $74,774,088, respectively. Total Class 1a subscriptions and redemptions for the period were $3,753 and $1,490,027, respectively. Total Class 2 subscriptions and redemptions for the period were $8,303 and $9,709,379, respectively. Total Class 2a redemptions for the period were $290,026. There were no subscriptions. Total Class 3a subscriptions and redemptions for the period were $277,000 and $701,352, respectively. Ending capital at June 30, 2011, was $212,676,740 for Class 1, $3,608,725 for Class 1a, $67,571,266 for Class 2, $3,269,788 for Class 2a and $3,272,386 for Class 3a. At December 31, 2010, ending capital was $287,807,510 for Class 1, $5,120,558 for Class 1a, $76,715,728 for Class 2, $3,562,374 for Class 2a, and $3,691,280 for Class 3a.

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

Tiverton/Graham/Transtrend Series (formerly the Berkeley/Graham/Tiverton Series)

2012

The Tiverton/Graham/Transtrend Series – Class 1 NAV lost 5.2% for the six months ended June 30, 2012, net of fees and expenses; the Tiverton/Graham/Transtrend Series – Class 2 NAV lost 4.3% for the six months ended June 30, 2012, net of fees and expenses.

For the six months ended June 30, 2012, the Tiverton/Graham/Transtrend Series recorded net loss on investments of $618,415, net investment income of $83,962, and total expenses of $1,295,149, resulting in a net decrease in Owners’ capital from operations of $1,829,602. The NAV per Unit, Class 1, decreased from $91.02 at December 31, 2011, to $86.29 as of June 30, 2012. The NAV per Unit, Class 2, decreased from $111.84 at December 31, 2011, to $107.04 as of June 30, 2012. Total Class 1 subscriptions and redemptions for the period were $18,031 and $4,631,745, respectively. Total Class 2 redemptions for the period were $359,678. There were no subscriptions. Ending capital at June 30, 2012, was $28,912,334 for Class 1 and $3,898,644 for Class 2. Ending capital at December 31, 2011, was $35,180,631 for Class 1 and $4,433,341 for Class 2.

The Tiverton/Graham/Transtrend Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Tiverton/Graham/Transtrend Series

Three of the six sectors traded in the Tiverton/Graham/Transtrend Series were profitable in 2Q 2012. Metals, Agriculturals and Interest Rates were positive while Stock Indices, Currencies and Energies were negative for the quarter. One of the six sectors traded in the Tiverton/Graham/Transtrend Series is profitable year to date. The Interest Rates sector is profitable while Stock Indices, Currencies, Metals, Agriculturals and Energies are negative year to date.

In terms of major CTA performance Transtrend finished positive while Tiverton and Graham finished negative for the quarter. One of the three major CTAs in the Tiverton/Graham/Transtrend Series is profitable year to date. Transtrend is profitable while Tiverton and Graham are negative year to date.

2011

The Tiverton/Graham/Transtrend Series – Class 1 NAV lost 8.7% for the six months ended June 30, 2011, net of fees and expenses; the Tiverton/Graham/Transtrend Series – Class 2 NAV lost 7.4% for the six months ended June 30, 2011, net of fees and expenses.

For the six months ended June 30, 2011, the Tiverton/Graham/Transtrend Series recorded net loss on investments of $3,260,133, net investment income of $17,176, and total expenses of $1,676,671, resulting in a net decrease in Owners’ capital from operations of $4,919,628. The NAV per Unit, Class 1, decreased from $110.46 at December 31, 2010, to $100.81 as of June 30, 2011. The NAV per Unit, Class 2, decreased from $131.73 at December 31, 2010, to $122.02 as of June 30, 2011. Total Class 1 subscriptions and redemptions for the period were $47,627 and $14,779,500, respectively. Total Class 2 redemptions for the period were $2,713,564. There were no subscriptions. Ending capital at June 30, 2011, was $42,650,208 for Class 1 and $5,214,055 for Class 2. Ending capital at December 31, 2010, was $61,842,996 for Class 1 and $8,386,332 for Class 2.

The Tiverton/Graham/Transtrend Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Tiverton/Graham/Transtrend Series

None of the six sectors traded in the Tiverton/Graham/Transtrend Series were profitable in the second quarter. Energies, agriculturals and stock indices were the least profitable sectors during the quarter.

In terms of major CTA performance, none of the advisors were profitable in the second quarter with Berkeley being the worst performer.

Currency Series

2012

The Currency Series – Class 1 NAV lost 8.0% for the six months ended June 30, 2012, net of fees and expenses; the Currency Series – Class 2 NAV lost 6.6% for the six months ended June 30, 2012, net of fees and expenses.

For the six months ended June 30, 2012, the Currency Series recorded net loss on investments of $238,141, net investment income of $85, and total expenses of $70,647, resulting in a net decrease in Owners’ capital from operations of $308,703. The NAV per Unit, Class 1, decreased from $70.48 at December 31, 2011, to $64.87 as of June 30, 2012. The NAV per Unit, Class 2, decreased from $87.61 at December 31, 2011, to $81.87 as of June 30, 2012. Total Class 1 subscriptions and redemptions for the period were $24,995, and $579,329, respectively. Total Class 2 redemptions for the period were $25,319. There were no subscriptions. Ending capital at June 30, 2012, was $3,370,220 for Class 1 and $60,781 for Class 2. Ending capital at December 31, 2011, was $4,228,350 for Class 1 and $91,007 for Class 2.

The Currency Series, through Frontier Trading Company XVII, LLC has invested in a swap whereby the Currency Series obtains exposure to the performance of additional currency programs held by a counterparty to the swap for the purpose of further diversification among trading advisors.

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

For the six months ended June 30, 2011, the Currency Series recorded net loss on investments of $177,831, net investment income of $54,459, and total expenses of $210,369, resulting in a net decrease in Owners’ capital from operations of $333,741. The NAV per Unit, Class 1, decreased from $79.09 at December 31, 2010, to $74.74 as of June 30, 2011. The NAV per Unit, Class 2, decreased from $95.43 at December 31, 2010, to $91.54 as of June 30, 2011. Total Class 1 subscriptions and redemptions for the period were $30,393 and $1,102,932, respectively. Total Class 2 redemptions for the period were $621,417. There were no subscriptions. Ending capital at June 30, 2011, was $4,989,176 for Class 1 and $122,527 for Class 2. Ending capital at December 31, 2010, was $6,381,882 for Class 1 and $757,518 for Class 2.

The Currency Series may have both long and short exposure to the Currencies sector only.

Currency Series

In terms of major CTA performance, FX Concepts was positive while C-view and Harmonic were negative for the quarter.

Because all returns are from the Currencies sector, there are no Sector Attribution charts for the Currency Series.

Winton Series

2012

The Winton Series – Class 1 NAV lost 6.7% for the six months ended June 30, 2012, net of fees and expenses; the Winton Series – Class 2 NAV lost 5.3% for the six months ended June 30, 2012, net of fees and expenses.

For the six months ended June 30, 2012, the Winton Series recorded net loss on investments of $2,097,276, net investment income of $258,693, and total expenses of $1,254,654, resulting in a net decrease in Owners’ capital from operations of $3,093,237. The NAV per Unit, Class 1, decreased from $141.13 at December 31, 2011, to $131.72 as of June 30, 2012. The NAV per Unit, Class 2, decreased from $165.82 at December 31, 2011, to $157.12 as of June 30, 2012. Total Class 1 subscriptions for the period were $107,528 and redemptions were $1,786,093. Total Class 2 redemptions for the period were $466,906. There were no subscriptions. Ending capital at June 30, 2012, was $34,178,150 for Class 1 and $10,631,266 for Class 2. Ending capital at December 31, 2011, was $38,345,799 for Class 1 and $11,702,325 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Winton Series

Two of the six sectors traded in the Winton Series were profitable in 2Q 2012. Metals and Interest Rates were positive while Stock Indices, Currencies, Agriculturals and Energies were negative for the quarter. One of the six sectors traded in the Winton Series is profitable year to date. The Interest Rates sector is profitable while Stock Indices, Currencies, Metals, Agriculturals and Energies are negative year to date.

Winton Series

2011

The Winton Series – Class 1 NAV lost 2.2% for the six months ended June 30, 2011, net of fees and expenses; the Winton Series – Class 2 NAV lost 0.7% for the six months ended June 30, 2011, net of fees and expenses.

For the six months ended June 30, 2011, the Winton Series recorded net gain on investments of $742,497, net investment income of $209,265, and total expenses of $1,724,039, resulting in a net decrease in Owners’ capital from operations of $772,277. The NAV per Unit, Class 1, decreased from $135.04 at December 31, 2010, to $132.13 as of June 30, 2011. The NAV per Unit, Class 2, decreased from $153.99 at December 31, 2010, to $152.92 as of June 30, 2011. Total Class 1 subscriptions for the period were $140,694 and redemptions were $10,672,302. Total Class 2 redemptions for the period were $439,666. There were no subscriptions. Ending capital at June 30, 2011, was $38,120,707 for Class 1 and $10,855,179 for Class 2. Ending capital at December 31, 2010, was $49,350,981 for Class 1 and $11,368,456 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Winton Series

One of the six sectors traded in the Winton Series was profitable in the second quarter. Currencies were positive while Metals, Energies, Agriculturals, Interest Rates and Stock Indices were negative for the quarter.

Winton/Graham Series

2012

The Winton/Graham Series – Class 1 NAV lost 8.3% for the six months ended June 30, 2012, net of fees and expenses; the Winton/Graham Series – Class 2 NAV lost 6.9% for the six months ended June 30, 2012, net of fees and expenses.

For the six months ended June 30, 2012, the Winton/Graham Series recorded net loss on investments of $1,161,830, net investment income of $53,990, and total expenses of $1,030,518, resulting in a net decrease in Owners’ capital from operations of $2,138,358. The NAV per Unit, Class 1, decreased from $104.73 at December 31, 2011, to $96.05 as of June 30, 2012. The NAV per Unit, Class 2, decreased from $129.70 at December 31, 2011, to $120.78 as of June 30, 2012. Total Class 1 subscriptions for the period were $31,984 and redemptions were $3,272,198. Total Class 2 redemptions for the period were $1,072,717. There were no subscriptions. Ending capital at June 30, 2012, was $19,729,727 for Class 1 and $4,592,671 for Class 2. Ending capital at December 31, 2011, was $24,783,519 for Class 1 and $5,990,168 for Class 2.

The Winton/Graham Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Winton/Graham Series

Two of the six sectors traded in the Winton/Graham Series were profitable in 1Q 2012. Energies and Stock Indices were positive while Metals, Interest Rates, Agriculturals and Currencies were negative for the quarter. One of the six sectors traded in the Winton/Graham Series is profitable year to date. The Interest Rates sector is profitable while Stock Indices, Currencies, Metals, Agriculturals and Energies are negative year to date.

In terms of major CTA performance, both Graham and Winton were negative for the quarter as well as year to date.

Winton/Graham Series

2011

The Winton/Graham Series – Class 1 NAV lost 5.0% for the six months ended June 30, 2011, net of fees and expenses; the Winton/Graham Series – Class 2 NAV lost 3.6% for the six months ended June 30, 2011, net of fees and expenses.

For the six months ended June 30, 2011, the Winton/Graham Series recorded net loss on investments of $797,530, net investment income of $94,852, and total expenses of $1,611,886, resulting in a net decrease in Owners’ capital from operations of $1,843,845, after non-controlling interest of $470,719. The NAV per Unit, Class 1, decreased from $119.83 at December 31, 2010, to $113.85 as of June 30, 2011. The NAV per Unit, Class 2, decreased from $144.04 at December 31, 2010, to $138.90 as of June 30, 2011. Total Class 1 subscriptions and redemptions for the period were $67,701 and $14,634,590, respectively. Total Class 2 redemptions for the period were $4,478,042. There were no subscriptions. Ending capital at June 30, 2011, was $29,686,664 for Class 1 and $6,934,998 for Class 2. Ending capital at December 31, 2010, was $45,898,246 for Class 1 and $11,612,192 for Class 2.

The Winton/Graham Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Winton/Graham Series

Two of the six sectors traded in the Winton/Graham Series were profitable in 2Q 2012. Metals and Interest Rates were positive while Stock Indices, Energies, Agriculturals and Currencies were negative for the quarter.

In terms of major CTA performance, both Graham and Winton were negative for the quarter.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of June 30, 2012 and December 31, 2011. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Frontier Diversified Series:

MARKET SECTOR	June 30, 2012		December 31, 2011
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$7,800,508	6.2%	$5,973,146	4.5%

Currencies	$12,153,477	9.7%	$4,110,056	3.1%

Stock Indices	$5,471,020	4.4%	$2,947,326	2.2%

Metals	$3,048,918	2.4%	$267,495	0.2%

Agriculturals/Softs	$1,440,739	1.2%	$2,06,0410	1.5%

Energy	$2,203,213	1.8%	$2,137,689	1.6%

Total:	$32,117,875	25.7%	$17,496,122	13.1%

Frontier Long/Short Commodity Series:

MARKET SECTOR	June 30, 2012		December 31, 2011
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$515,182	0.8%	$1,033,509	1.5%

Currencies	$747,990	1.1%	$460,279	0.6%

Stock Indices	$1,224,538	1.8%	$681,982	1.0%

Metals	$902,642	1.4%	$406,988	0.6%

Agriculturals/Softs	$1,710,659	2.6%	$2,736,200	3.9%

Energy	$3,696,702	5.6%	$4,843,829	6.8%

Total:	$8,797,713	13.3%	$10,162,787	14.4%

Frontier Masters Series:

MARKET SECTOR	June 30, 2012		December 31, 2011
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$3,693,868	6.8%	$1,517,381	2.9%

Currencies	$4,992,502	9.2%	$1,168,162	2.2%

Stock Indices	$1,791,354	3.3%	$551,850	1.0%

Metals	$1,291,325	2.4%	$224,102	0.4%

Agriculturals/Softs	$669,899	1.2%	$612,343	1.2%

Energy	$715,400	1.3%	$499,134	0.9%

Total:	$13,154,348	24.2%	$4,572,972	8.6%

Balanced Series: (1)

	June 30, 2012		December 31, 2011
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$15,740,927	6.9%	$12,658,095	5.0%

Currencies	$26,232,305	11.5%	$9,980,695	3.9%

Stock Indices	$12,100,816	5.3%	$6,408,240	2.5%

Metals	$6,538,751	2.9%	$530,322	0.2%

Agriculturals/Softs	$2,873,201	1.3%	$4,171,096	1.6%

Energy	$4,206,899	1.8%	$4,239,430	1.7%

Total:	$67,692,899	29.7%	$37,987,878	14.9%

Tiverton/Graham/Transtrend Series:

	June 30, 2012		December 31, 2011
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,671,781	5.1%	$1,987,350	5.0%

Currencies	$1,657,635	5.1%	$2,181,879	5.5%

Stock Indices	$1,092,176	3.3%	$821,477	2.1%

Metals	$436,977	1.3%	$20,795	0.1%

Agriculturals/Softs	$251,563	0.8%	$693,002	1.7%

Energy	$338,798	1.0%	$323,096	0.8%

Total:	$5,448,930	16.6%	$6,027,599	15.2%

Currency Series:

	June 30, 2012		December 31, 2011
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0%	$—	0%

Currencies	$942,040	27.5%	$940,205	21.8%

Stock Indices	$—	0%	$—	0%

Metals	$—	0%	$—	0%

Agriculturals/Softs	$—	0%	$—	0%

Energy	$—	0%	$—	0%

Total:	$942,040	27.5%	$940,205	21.8%

Winton Series:

MARKET SECTOR	June 30, 2012		December 31, 2011
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,426,811	3.2%	$1,435,740	2.9%

Currencies	$1,946,230	4.3%	$1,562,233	3.1%

Stock Indices	$266,710	0.6%	$346,133	0.7%

Metals	$126,153	0.3%	$153,107	0.3%

Agriculturals/Softs	$249,617	0.6%	$411,136	0.8%

Energy	$89,316	0.2%	$80,743	0.2%

Total:	$4,104,837	9.2%	$3,989,092	8.0%

Winton/Graham Series:

	June 30, 2012		December 31, 2011
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$2,020,632	8.3%	$2,634,892	8.6%

Currencies	$2,209,206	9.1%	$2,502,412	8.1%

Stock Indices	$861,484	3.5%	$933,122	3.0%

Metals	$242,810	1.0%	$226,400	0.7%

Agriculturals/Softs	$534,843	2.2%	$845,163	2.7%

Energy	$253,001	1.0%	$325,600	1.1%

Total:	$6,121,976	25.1%	$7,467,589	24.2%

(1)	As of June 30, 2012 and December 31, 2011, a portion of the assets of the Balanced Series was invested in Option basket(s) of futures contracts with a notional value of $15,812,425 and $14,129,540, respectively. Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.

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

Non-Trading Risk

The Series have non-trading market risk on their foreign cash balances not needed for margin. However, these balances, as well as the market risk they represent, are not significant. The Series also have non-trading market risk as a result of investing a portion of their available assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress of the U.S. or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. The market risk represented by these investments is also not significant.

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of June 30, 2012, by market sector.

Interest rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of each Trading Company and accordingly of each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Tiverton/Graham/Transtrend Series, Currency Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series and Balanced Series (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized interest income that is allocated to each of such Series and 0.75%. Interest income above what is paid to the Managing Owner is retained by the Series.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Accounting Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the Trust and each Series as of June 30, 2012 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Accounting Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

Effective April 1, 2012, the Managing Owner transferred administration of the daily NAV to BNP Financial Services. The Managing Owner performed testing of the conversion to BNP Financial Services that included evaluating parallel production to determine that internal controls were designed, implemented and were operating in a manner to produce an accurate and timely NAV. The Managing Owner performed additional due diligence review in selecting BNP Financial Services as the administrator of daily NAV for the Trust. Subsequent to transition, the Managing Owner continues to re-perform the daily NAV processing and performs a suite of analytics to ensure the NAV is complete, accurate and timely. In addition to the analytics, the Managing Owner reviews the NAV, for accuracy and completeness, approving a series of key data reports prior to publication of the final daily NAV for the series of the Trust.

Other than the changes related to the transfer of administration of daily NAV to BNP Financial Services, no other changes in our internal control over financial reporting occurred during the sixth months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Scope of Exhibit 31 Certifications

The certifications of the Chief Executive Officer and the Chief Accounting Officer of the Managing Owner included as Exhibits 31.1 and 31.2, respectively, to this Form 10-Q apply not only to the Trust as a whole but also to each Series individually.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

The section entitled “Risk Factors” beginning on page 19 of the Definitive Prospectus filed pursuant to Rule 242(b)(3) (File No. 333-164629) is incorporated by reference into this section.

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

SERIES	DATE	UNITS	CONSIDERATION
NONE

One hundred percent of the offering proceeds from the sale of Units are initially available for the Series’ trading activities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the prospectus as Exhibit A) ****

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 1 3a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

31.2	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 1 3a-14(a) and 1 5(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.10	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.12	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith

101	Financials in XBRL format

****	Previously filed and incorporated by reference from the Definitive Prospectus filed pursuant to Rule 424(b)(3) filed May 4, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Frontier Fund
(Registrant)
Date: August 14, 2012
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
Date: August 14, 2012
	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton/Graham Series,
a Series of The Frontier Fund
(Registrant)

Date: August 14, 2012	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton Series, a Series of The Frontier Fund
(Registrant)
Date: August 14, 2012
	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tiverton/Graham/Transtrend Series, a Series of The Frontier Fund
(Registrant)

Date: August 14, 2012	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Currency Series,
a Series of The Frontier Fund
(Registrant)
Date: August 14, 2012
	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Series, a Series of The Frontier Fund
(Registrant)

Date: August 14, 2012	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Series,
a Series of The Frontier Fund
(Registrant)
Date: August 14, 2012
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
Date: August 14, 2012
	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund