Form 10-Q
period 2012-09-30
FRONTIER FUND; BALANCED SERIES, a series of The Frontier Fund; WINTON/GRAHAM SERIES, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; TIVERTON/GRAHAM/TRANSTREND SERIES, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; FRONTIER LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; FRONTIER DIVERSIFIED SERIES, a series of The Frontier Fund; FRONTIER MASTERS SERIES, a series of The Frontier Fund
filed 2012-11-14
CIK 1261379, 1389122, 1389123, 1389124, 1389125, 1389126, 1389128, 1450720, 1450722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2012

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF SEPTEMBER 30, 2012, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Series of the Frontier Fund

Statements of Financial Condition

September 30, 2012 and December 31, 2011

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	9/30/2012 (Unaudited)	12/31/2011	9/30/2012 (Unaudited)	12/31/2011	9/30/2012 (Unaudited)		12/31/2011
ASSETS
Cash and cash equivalents	$3,004,622	$4,976,749	$1,300,021	$2,234,716	$1,519,473		$3,045,849
U.S. Treasury securities, at fair value	8,274,558	16,557,304	4,721,616	7,232,546	5,395,419		9,466,240
Custom time deposits	69,685,920	75,318,509	39,764,074	32,900,559	45,438,646		43,061,546
Receivable from futures commission merchants	—	—	6,793,726	5,107,749	11,694,611		47,822,021
Open trade equity, at fair value	—	—	—	792,372	9,471,203		—
Swap contracts, at fair value	—	131,004	—	57,225	—		74,898
Investments in unconsolidated trading companies, at fair value	42,501,058	38,240,171	8,579,221	4,717,914	3,729,273		4,081,988
Prepaid service fees - Class 1	49,158	162,977	73,309	50,950	46,495		96,503
Interest receivable	38,865	228,877	22,177	99,978	25,342		130,855
Receivable from related parties	—	16,362	—	—	18,560		4,071
Other assets	29,927	10,129	18,439	6,162	25,466		9,592

Total Assets	$123,584,108	$135,642,082	$61,272,583	$53,200,171	$77,364,488		$107,793,563

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—	$—	$214,557	$—	$—		$25,934,678
Options written, at fair value	—	—	—	—	465,465		—
Pending owner additions	762,366	243,088	21,030	22,716	57,286		40,966
Owner redemptions payable	84,305	321,138	15,499	4,996	222,135		84,705
Incentive fees payable to Managing Owner	1,456,641	522,033	403,572	—	592,061		127,052
Management fees payable to Managing Owner	144,194	180,232	119,916	117,541	287,977		284,677
Interest payable to Managing Owner	43,308	53,915	20,711	23,408	27,893		30,614
Trading fees payable to Managing Owner	236,263	269,021	113,102	105,278	88,080		83,646
Trailing service fees payable to Managing Owner	91,573	76,877	51,507	41,911	24,317		22,920
Payables to related parties	34,606	—	78,361	56	5,902		—
Other liabilities	58,489	2,174	93,514	856	9,639		—

Total Liabilities	2,911,745	1,668,478	1,131,769	316,762	1,780,755		26,609,258

CAPITAL
Managing Owner Units - Class 1	26,899	27,334	28,854	27,569	—		—
Managing Owner Units - Class 1a	—	—	—	—	14,471		14,271
Managing Owner Units - Class 2	1,482,374	1,486,740	625,541	589,893	509,540		499,336
Managing Owner Units - Class 2a	—	—	—	—	290,301		282,740
Limited Owner Units - Class 1	64,498,204	72,397,572	39,471,739	34,062,567	—		4,159,047
Limited Owner Units - Class 1a	—	—	—	—	21,193,655		18,877,124
Limited Owner Units - Class 2	54,664,886	60,061,958	17,732,004	18,144,968	8,453,395		8,689,426
Limited Owner Units - Class 2a	—	—	—	—	12,104,782		10,628,724
Limited Owner Units - Class 3	—	—	—	—	24,676,215		27,810,058

Total Owners’ Capital	120,672,363	133,973,604	57,858,138	52,824,997	67,242,359		70,960,726

Non-Controlling Interests	—	—	2,282,676	58,412	8,341,374		10,223,579

Total Capital	120,672,363	133,973,604	60,140,814	52,883,409	75,583,733		81,184,305

Total Liabilities and Capital	$123,584,108	$135,642,082	$61,272,583	$53,200,171	$77,364,488		$107,793,563

Units Outstanding
Class 1	659,661	728,645	376,476	340,052	—		30,551
Class 1a	N/A	N/A	N/A	N/A	171,842		155,216
Class 2	541,671	592,037	165,132	178,710	54,228		56,731
Class 2a	N/A	N/A	N/A	N/A	94,883		85,760
Class 3	N/A	N/A	N/A	N/A	149,259		171,708

Net Asset Value per Unit
Class 1	$97.82	$99.40	$104.92	$100.25	$135.41	(1)	$136.13
Class 1a	N/A	N/A	N/A	N/A	$123.42		$121.71
Class 2	$103.66	$103.96	$111.17	$104.83	$165.28		$161.97
Class 2a	N/A	N/A	N/A	N/A	$130.64		$127.23
Class 3	N/A	N/A	N/A	N/A	$165.33		$161.96

(1)	Class 1 operations ceased July 18, 2012 and all remaining Class 1 Units were exchanged for Class 3 Units.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Financial Condition

September 30, 2012 and December 31, 2011

	Balanced Series			Tiverton/Graham/ Transtrend Series (1)		Currency Series
	9/30/2012 (Unaudited)		12/31/2011	9/30/2012 (Unaudited)	12/31/2011	9/30/2012 (Unaudited)	12/31/2011
ASSETS
Cash and cash equivalents	$3,687,374		$9,758,138	$600,980	$1,352,378	$29,029	$182,875
U.S. Treasury securities, at fair value	13,580,404		29,168,216	2,213,378	4,347,398	106,913	326,517
Custom time deposits	114,370,206		132,685,042	18,640,423	19,776,137	900,389	1,485,313
Receivable from futures commission merchants	92,687,869		74,736,294	—	—	—	—
Open trade equity, at fair value	10,849,389		13,104,541	—	—	—	—
Swap contracts, at fair value	25,215,077		23,819,312	—	34,397	—	2,583
Investments in unconsolidated trading companies, at fair value	18,012,182		18,255,809	8,779,345	8,234,047	2,122,993	2,352,121
Investment in Berkeley Quantitative Colorado Fund LLC, at fair value	—		—	—	6,270,844	—	—
Interest receivable	63,786		403,201	10,396	60,095	502	4,514
Other assets	69,507		48,273	75,090	7,914	5,242	497

Total Assets	$278,535,794		$301,978,826	$30,319,612	$40,083,210	$3,165,068	$4,354,420

LIABILITIES & CAPITAL
LIABILITIES
Options written, at fair value	$4,128,758		$3,326,453	$—	$—	$—	$—
Pending owner additions	38,805		45,208	2,217	3,396	3,753	4,509
Owner redemptions payable	301,648		84,710	327,536	182,552	—	15,694
Incentive fees payable to Managing Owner	3,268,560		1,195,031	7,136	—	—	—
Management fees payable to Managing Owner	190,633		241,525	106,160	101,400	—	—
Interest payable to Managing Owner	341,672		397,864	50,387	68,021	4,117	5,681
Trading fees payable to Managing Owner	146,800		176,398	18,967	25,212	1,956	2,727
Trailing service fees payable to Managing Owner	359,015		435,380	64,380	87,016	3,882	6,285
Payables to related parties	40,038		2,408	18,497	268	41	52
Other liabilities	7,762		8,437	1,144	1,373	94	115

Total Liabilities	8,823,691		5,913,414	596,424	469,238	13,843	35,063

CAPITAL
Managing Owner Units - Class 2	3,379,136		3,351,608	7,546	7,878	2,386	2,563
Managing Owner Units - Class 2a	161,038		158,814	—	—	—	—
Limited Owner Units - Class 1	159,486,336		183,785,318	26,076,936	35,180,631	3,090,656	4,228,350
Limited Owner Units - Class 1a	—		2,536,559	—	—	—	—
Limited Owner Units - Class 2	52,666,924		60,020,959	3,638,706	4,425,463	58,183	88,444
Limited Owner Units - Class 2a	957,648		2,626,016	—	—	—	—
Limited Owner Units - Class 3a	4,066,096		2,952,802	—	—	—	—

Total Owners’ Capital	220,717,178		255,432,076	29,723,188	39,613,972	3,151,225	4,319,357

Non-Controlling Interests	48,994,925		40,633,336	—	—	—	—

Total Capital	269,712,103		296,065,412	29,723,188	39,613,972	3,151,225	4,319,357

Total Liabilities and Capital	$278,535,794		$301,978,826	$30,319,612	$40,083,210	$3,165,068	$4,354,420

Units Outstanding
Class 1	1,298,839		1,476,131	305,723	386,533	48,185	59,997
Class 1a	—		23,388	N/A	N/A	N/A	N/A
Class 2	358,587		408,793	34,039	39,641	742	1,039
Class 2a	8,596		21,697	N/A	N/A	N/A	N/A
Class 3a	31,345		23,005	N/A	N/A	N/A	N/A
Net Asset Value per Unit
Class 1	$122.79		$124.50	$85.30	$91.02	$64.14	$70.48
Class 1a	$112.58	(2)	$108.45	N/A	N/A	N/A	N/A
Class 2	$156.30		$155.02	$107.12	$111.84	$81.59	$87.61
Class 2a	$130.15		$128.35	N/A	N/A	N/A	N/A
Class 3a	$129.72		$128.36	N/A	N/A	N/A	N/A

(1)	Formerly the Berkeley/Graham/Tiverton Series.
(2)	Class 1a operations ceased July 17, 2012 and all remaining Class 1a Units were exchanged for Class 3a Units.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Financial Condition

September 30, 2012 and December 31, 2011

	Winton Series		Winton/Graham Series
	9/30/2012 (Unaudited)	12/31/2011	9/30/2012 (Unaudited)	12/31/2011
ASSETS
Cash and cash equivalents	$1,026,153	$2,051,272	$501,221	$1,156,042
U.S. Treasury securities, at fair value	3,779,268	7,821,927	1,845,971	3,839,855
Custom time deposits	31,827,897	35,581,630	15,546,228	17,467,347
Swap Contracts, at fair value	—	61,888	—	30,381
Investments in unconsolidated trading companies, at fair value	7,020,423	4,731,916	6,129,459	8,473,424
Interest receivable	17,751	108,125	8,670	53,079
Other assets	62,823	6,890	37,824	6,520

Total Assets	$43,734,315	$50,363,648	$24,069,373	$31,026,648

LIABILITIES & CAPITAL
LIABILITIES
Pending owner additions	$16,045	$18,811	$4,720	$5,763
Owner redemptions payable	25,708	10,618	63,770	15,451
Management fees payable to Managing Owner	84,397	90,559	64,529	100,311
Interest payable to Managing Owner	72,365	84,494	39,893	52,268
Trading fees payable to Managing Owner	27,034	31,302	14,864	19,427
Trailing service fees payable	65,968	78,044	43,304	57,141
Payables to related parties	396	319	14	356
Other liabilities	1,644	1,377	906	2,244

Total Liabilities	293,557	315,524	232,000	252,961

CAPITAL
Managing Owner Units - Class 2	32,718	34,276	53,594	55,553
Limited Owner Units - Class 1	32,937,034	38,345,799	19,275,024	24,783,519
Limited Owner Units - Class 2	10,471,006	11,668,049	4,508,755	5,934,615

Total Owners’ Capital	43,440,758	50,048,124	23,837,373	30,773,687

Non-Controlling Interests	—	—	—	—

Total Capital	43,440,758	50,048,124	23,837,373	30,773,687

Total Liabilities and Capital	$43,734,315	$50,363,648	$24,069,373	$31,026,648

Units Outstanding
Class 1	250,038	271,704	195,083	236,649
Class 2	66,362	70,575	36,460	46,183

Net Asset Value per Unit
Class 1	$131.73	$141.13	$98.80	$104.73
Class 2	$158.28	$165.82	$125.13	$129.70

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments (Unaudited)

September 30, 2012

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$—	0.00%	$265,363	0.46%	$396,184	0.59%
Aluminum Settling 10/1/12 (Number of Contracts: 203)	—	0.00%	—	0.00%	1,102,423	1.64%
Various base metals futures contracts (Europe)	—	0.00%	622,976	1.08%	4,225,576	6.28%
Various base metals futures contracts (Far East)	—	0.00%	12,917	0.02%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	14,696	0.03%	(21,334)	-0.03%
Various currency futures contracts (Europe)	—	0.00%	168,523	0.29%	493,587	0.73%
Various currency futures contracts (Far East)	—	0.00%	6,927	0.01%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	(32,436)	-0.06%	7,970	0.01%
Various energy futures contracts (Far East)	—	0.00%	(1,141)	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	142,837	0.25%	36,928	0.05%
Various interest rates futures contracts (Canada)	—	0.00%	13,571	0.02%	26,141	0.04%
Various interest rates futures contracts (Europe)	—	0.00%	17,277	0.30%	115,030	0.17%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	2,027	0.00%
Various interest rates futures contracts (Mexico)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	48,221	0.08%	22,026	0.03%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	(15,153)	-0.03%	(8,013)	-0.01%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	13,273	0.02%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(303,923)	-0.45%
Various stock index futures contracts (U.S.)	—	0.00%	(115,836)	-0.20%	(290,563)	-0.43%
Various stock index futures contracts (Canada)	—	0.00%	(5,073)	-0.01%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	(141,705)	-0.24%	(90,372)	-0.13%
Various stock index futures contracts (Far East)	—	0.00%	(27,388)	-0.05%	8,330	0.01%
Various stock index futures contracts (Africa)	—	0.00%	(15,225)	-0.03%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	(3,892)	-0.01%	4,463	0.01%
Various stock index futures contracts (Mexico)	—	0.00%	(135)	0.00%	—	0.00%

Total Long Futures Contracts	—	0.00%	955,324	1.91%	5,739,753	8.53%

OPTIONS PURCHASED *

Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	257,190	0.38%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	130,094	0.19%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	1,717,013	2.55%

Total Options Purchased	—	0.00%	—	0.00%	2,104,297	3.12%

SHORT FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	71,420	0.11%
Various base metals futures contracts (Europe)	—	0.00%	(712,790)	-1.23%	(2,646,585)	-3.94%
Aluminum Settling 10/1/12 (Number of Contracts: 203)	—	0.00%	—	0.00%	(1,048,310)	-1.56%
Aluminum Settling 11/1/12 (Number of Contracts: 159)	—	0.00%	—	0.00%	(691,301)	-1.03%
Various base metals futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	(12,624)	-0.02%	(37,850)	-0.06%
Various currency futures contracts (Europe)	—	0.00%	(187,166)	-0.32%	(352,641)	-0.52%
Various currency futures contracts (Far East)	—	0.00%	6,826	0.01%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	(286,580)	-0.05%	(398,834)	-0.59%
Crude Oil, Light Settling 2/1/13 (Number of Contracts: 434)	—	0.00%	—	0.00%	1,006,039	1.50%
Crude Oil, Light Settling 4/1/13 (Number of Contracts: 180)	—	0.00%	—	0.00%	842,074	1.25%
Crude Oil, Light Settling 6/1/13 (Number of Contracts: 390)	—	0.00%	—	0.00%	1,044,832	1.55%
Various energy futures contracts (Europe)	—	0.00%	32,792	0.06%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	(6,784)	-0.01%	688	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	(6,125)	-0.01%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	(44,183)	-0.08%	2,456	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	(11,134)	-0.02%
Various interest rates futures contracts (Oceanic)	—	0.00%	(4,952)	-0.01%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	(47,213)	-0.08%	1,335,566	1.99%
Soybeans Settling 1/1/13 (Number of Contracts: 402)	—	0.00%	—	0.00%	2,513,273	3.74%
Soybeans Settling 11/1/12 (Number of Contracts: 810)	—	0.00%	—	0.00%		0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	98,918	0.17%	(2,540)	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Africa)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	—	0.00%	(1,169,881)	-1.57%	1,627,153	2.42%

CURRENCY FORWARDS *	—	0.00%	—	0.00%	—	0.00%

Total Open Trade Equity (Deficit)	$—	0.00%	$(214,557)	-0.37%	$9,471,203	14.07%

OPTIONS WRITTEN *

Various interest rates futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(22,625)	-0.03%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(442,840)	-0.66%

Total Options Written	$—	0.00%	$—	0.00%	$(465,465)	-0.69%

U.S. TREASURY SECURITIES

	Fair Value		Fair Value		Fair Value
US Treasury Note 4.000% due 02/15/2015 (1)	$8,274,558	6.86%	$4,721,616	8.16%	$5,395,419	8.02%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
U.S. Treasury Note 4.000% due 02/15/2015 (1)	$7,607,592		$4,341,033		$4,960,525

	Cost		Cost		Cost
U.S. Treasury Note 4.000% due 02/15/2015 (1)	$7,880,396		$4,496,700		$5,138,406

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments (Unaudited)

September 30, 2012

	Balanced Series		Tiverton/Graham/Transtrend Series (2)		Currency Series
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$(8,647,695)	-3.92%	$—	0.00%	$—	0.00%
Aluminum Settling 10/1/12 (Number of Contracts: 941)	3,916,244	1.77%	—	0.00%	—	0.00%
Lead Settling 10/1/12 (Number of Contracts: 375)	3,169,044	1.44%	—	0.00%	—	0.00%
Lead Settling 11/1/12 (Number of Contracts: 368)	2,792,292	1.27%	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	13,756,516	6.23%	—	0.00%	—	0.00%
Copper @ LME Settling 10/1/12 (Number of Contracts: 397)	5,277,141	2.39%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	(1,195,343)	-0.54%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	6,486,073	2.94%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	232,555	0.11%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(943,231)	-0.43%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	1,265,531	0.57%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	301,060	0.14%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	2,106,681	0.95%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	131,628	0.06%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	563,169	0.26%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(529,294)	-0.24%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	11,574	0.01%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(161,478)	-0.07%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	(53,797)	-0.02%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(2,334,392)	-1.06%	—	0.00%	—	0.00%
Various stock index futures contracts (Africa)	(106,568)	-0.05%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	(21,588)	-0.01%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	56,073	0.03%	—	0.00%	—	0.00%

Total Long Futures Contracts	26,072,195	11.83%	—	0.00%	—	0.00%

OPTIONS PURCHASED *
Various base metals futures contracts(Europe)	2,122,619	0.96%	—	0.00%	—	0.00%
Various base metals futures contracts (U.S.)	3,725,490	1.69%	—	0.00%	—	0.00%
Gold @ Comex Call @ 3,400 Expiring 6/1/13 (Number of Contracts: 248)	3,801,840	1.72%	—	0.00%	—	0.00%
Various currency futures contracts(U.S.)	18,975	0.01%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	713,205	0.32%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	1,784,703	0.81%	—	0.00%	—	0.00%

Total Options Purchased	12,166,832	5.51%	—	0.00%	—	0.00%

SHORT FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	9,773,496	4.43%	—	0.00%	—	0.00%
Aluminum Settling 10/1/12 (Number of Contracts: 941)	(4,236,391)	-1.92%	—	0.00%	—	0.00%
Lead Settling 10/1/12 (Number of Contracts: 375)	(3,625,969)	-1.64%	—	0.00%	—	0.00%
Lead Settling 11/1/12 (Number of Contracts: 258)	(2,334,610)	-1.06%	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	(14,276,870)	-6.47%	—	0.00%	—	0.00%
Copper @ LME Settling 10/1/12 (Number of Contracts: 323)	(4,723,580)	-2.14%	—	0.00%	—	0.00%
Nickel @ LME Settling 10/1/12 (Number of Contracts: 147)	(2,218,122)	-1.00%	—	0.00%	—	0.00%
Various currency futures contracts (US)	741,664	0.34%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	(6,408,752)	-2.90%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	684,350	0.31%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(222,266)	-0.10%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	(279,481)	-0.13%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(99,753)	-0.05%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	(192)	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	(5,144)	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(5,629)	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	(246,120)	-0.11%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	(8,511)	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	9,400	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	(112,900)	-0.05%	—	0.00%	—	0.00%

Total Short Futures Contracts	(27,595,380)	-12.49%	—	0.00%	—	0.00%

CURRENCY FORWARDS *	205,742	0.09%	—	0.00%	—	0.00%

Total Open Trade Equity (Deficit)	$10,849,389	4.94%	$—	0.00%	$—	0.00%

OPTIONS WRITTEN *
Various base metals futures contracts (Europe)	$(1,964,478)	-0.89%	$—	0.00%	$—	0.00%
Various base metals futures contracts (U.S)	(1,022,045)	-0.46%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	(507,227)	-0.23%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(51,850)	-0.02%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(583,158)	-0.26%	—	0.00%	—	0.00%

Total Options Written	$(4,128,758)	-1.86%	$—	0.00%	$—	0.00%

Swaps (3)
Frontier Balanced DB Swap (U.S.)	$5,307,480	2.40%	$—	0.00%	$—	0.00%
Frontier Balanced RCW-1 Swap (U.S.)	19,907,597	9.02%	—	0.00%	—	0.00%

Total Swaps	$25,215,077	11.42%	$—	0.00%	$—	0.00%

U.S. TREASURY SECURITIES

	Fair Value		Fair Value		Fair Value
US Treasury Note 4.000% due 02/15/2015 (1)	$13,580,404	5.04%	$2,213,378	7.45%	$106,913	3.39%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
US Treasury Note 4.000% due 02/15/2015 (1)	$12,485,764		$2,034,970		$98,295

	Cost		Cost		Cost
US Treasury Note 4.000% due 02/15/2015 (1)	$12,933,496		$2,107,943		$101,820

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(2)	Formerly the Berkeley/Graham/Tiverton Series.
(3)	See Note 4 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments (Unaudited)

September 30, 2012

	Winton Series		Winton/Graham Series
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%

Total Long Futures Contracts	—	0.00%	—	0.00%

SHORT FUTURES CONTRACTS *

Various base metals futures contracts (US)	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (US)	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%
Various soft futures contracts (US)	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%

Total Short Futures Contracts	—	0.00%	—	0.00%

CURRENCY FORWARDS *	—	0.00%	—	0.00%

Total Open Trade Equity	$—	0.00%	$—	0.00%

U.S. TREASURY SECURITIES

	Fair Value		Fair Value
US Treasury Note 4.000% due 02/15/2015 (1)	$3,779,268	8.70%	$1,845,971	7.74%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value

US Treasury Note 4.000% due 02/15/2015 (1)	$3,474,642		$1,697,178

	Cost		Cost
US Treasury Note 4.000% due 02/15/2015 (1)	$3,559,241		$1,758,037

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments

December 31, 2011

		Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
	LONG FUTURES CONTRACTS *

	Various base metals futures contracts (U.S.)	$—	0.00%	$(40,664)	-0.08%	$(49,183)	-0.06%
	Various base metals futures contracts (Europe)	—	0.00%	(37,959)	-0.07%	(206,400)	-0.25%
	Various currency futures contracts (U.S.)	—	0.00%	22,523	0.04%	179,573	0.22%
	Various currency futures contracts (Europe)	—	0.00%	4,733	0.01%	416,924	0.51%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	13,625	0.03%	(272,223)	-0.34%
	Light Crude Oil Settling 11/1/12 (Number of Contracts: 841)	—	0.00%	—	0.00%	(3,555,016)	-4.38%
	Light Crude Oil Settling 1/1/13 (Number of Contracts: 841)	—	0.00%	—	0.00%	(3,802,753)	-4.68%
	Light Crude Oil Settling 9/1/13 (Number of Contracts: 1,002)	—	0.00%	—	0.00%	(4,371,122)	-5.38%
	Heating Oil Settling 9/1/12 (Number of Contracts: 393)	—	0.00%	—	0.00%	(1,647,299)	-2.03%
	NYM RBOB Gas Settling 5/1/12 (Number of Contracts: 238)	—	0.00%	—	0.00%	892,954	1.10%
	NYM RBOB Gas Settling 6/1/12 (Number of Contracts: 330)	—	0.00%	—	0.00%	(836,209)	-1.03%
	Various energy futures contracts (Europe)	—	0.00%	1,520	0.00%	(26,290)	-0.03%
	ICE Brent Crude Oil Settling 12/1/13 (Number of Contracts: 1,357)	—	0.00%	—	0.00%	(3,069,350)	-3.78%
	Various interest rates futures contracts (U.S.)	—	0.00%	20,708	0.04%	19,602	0.02%
	Various interest rates futures contracts (Canada)	—	0.00%	(2,284)	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	229,378	0.43%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	2,876	0.01%	—	0.00%
	Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	(194,462)	-0.24%
	Silver @ COMEX Settling 12/1/13 (Number of Contracts: 152)	—	0.00%		0.00%	(11,121,080)	-13.70%
	Various precious metals futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	31,011	0.06%	(1,017,374)	-1.25%
	Coffee @ CSCE Settling 12/1/12 (Number of Contracts: 151)	—	0.00%	—	0.00%	(2,559,548)	-3.15%
	Corn Setttling 12/1/12 (Number of Contracts: 1,525)	—	0.00%	—	0.00%	(4,790,794)	-5.90%
	Various stock index futures contracts (U.S.)	—	0.00%	6,731	0.01%	111,130	0.14%
	Various stock index futures contracts (Europe)	—	0.00%	31,302	0.06%	(4,720)	-0.01%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%

	Total Long Futures Contracts	—	0.00%	283,500	0.54%	(35,903,640)	-44.22%

	OPTIONS PURCHASED *	—	0.00%	—	0.00%	—	0.00%

	SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (U.S.)	—	0.00%	18,428	0.03%	13,843	0.02%
	Various base metals futures contracts (Europe)	—	0.00%	57,511	0.11%	290,936	0.36%
	Various currency futures contracts (U.S.)	—	0.00%	19,290	0.04%	(3,375)	0.00%
	Various currency futures contracts (Europe)	—	0.00%	76,986	0.15%	(918,634)	-1.13%
	Various currency futures contracts (Far East)	—	0.00%	3,727	0.01%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	1,070,542	1.32%
	Light Crude Oil Settling 12/1/12 (Number of Contracts: 218)	—	0.00%	—	0.00%	(1,842,322)	-2.27%
	Light Crude Oil Settling 12/1/13 (Number of Contracts: 842)	—	0.00%	—	0.00%	(1,910,259)	-2.35%
	Heating Oil Settling 6/1/12 (Number of Contracts: 373)	—	0.00%	—	0.00%	1,591,665	1.96%
	NYM RBOB Gas Settling 4/1/12 (Number of Contracts: 2,123)	—	0.00%	—	0.00%	869,669	1.07%
	Various energy futures contracts (Europe)	—	0.00%	(100)	0.00%	573,850	0.71%
	ICE Brent Crude Oil Settling 12/1/12 (Number of Contracts: 78)	—	0.00%	—	0.00%	2,835,790	3.49%
	Various energy futures contracts (Far East)	—	0.00%	(1,195)	0.00%	—	0.00%
	Various interest rates futures contracts (US)	—	0.00%	(24,881)	-0.05%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	2,100	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	(31)	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	(173)	0.00%	(75,712)	-0.09%
	Various precious metals futures contracts (U.S.)	—	0.00%	20,200	0.04%	82,675	0.10%
	Silver @ COMEX Settling 12/1/12 (Number of Contracts: 152)	—	0.00%	—	0.00%	2,879,260	3.55%
	Various soft futures contracts (U.S.)	—	0.00%	314,855	0.60%	273,765	0.34%
	Corn Settling 7/1/12 (Number of Contracts: 1,123)	—	0.00%	—	0.00%	2,867,576	3.53%
	Corn Settling 9/1/12 (Number of Contracts: 288)	—	0.00%	—	0.00%	1,370,557	1.69%
	Various soft futures contracts (Far East)	—	0.00%	1,074	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	(3,693)	-0.01%	(864)	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	18,129	0.03%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	6,645	0.01%	—	0.00%

	Total Short Futures Contracts	—	0.00%	508,872	0.96%	9,968,962	12.30%

	CURRENCY FORWARDS *	—	0.00%	—	0.00%	—	0.00%

	Total Open Trade Equity (Deficit)	$—	0.00%	$792,372	1.50%	$(25,934,678)	-31.92%

	SWAPS (1)	$131,004	0.10%	$57,225	0.11%	$74,898	0.09%

	U.S. TREASURY SECURITIES

	FACE VALUE	Fair Value		Fair Value		Fair Value
$36,500,000.00	U.S. Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$7,976,700	5.95%	$3,484,374	6.59%	$4,560,486	6.03%
$36,700,000.00	U.S. Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	8,580,604	6.40%	3,748,172	7.09%	4,905,754	6.49%

		$16,557,304	12.35%	$7,232,546	13.68%	$9,466,240	12.52%

	Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
	U.S. Treasury Note 3.875% due 02/15/2013 (2)	$7,673,204		$3,351,802		$4,386,970
	U.S. Treasury Note 4.000% due 02/15/2015 (2)	7,715,249		3,370,168		4,411,008

		$15,388,453		$6,721,970		$8,797,978

		Cost		Cost		Cost
	U.S. Treasury Note 3.875% due 02/15/2013 (2)	$8,014,902		$3,501,062		$4,582,327
	U.S. Treasury Note 4.000% due 02/15/2015 (2)	7,991,913		3,491,020		4,569,184

		$16,006,815		$6,992,082		$9,151,511

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments

December 31, 2011

		Balanced Series		Tiverton/Graham/Transtrend Series (3)		Currency Series
	Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
	LONG FUTURES CONTRACTS *

	Various base metals futures contracts (U.S.)	$(1,930,354)	-0.65%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (Europe)	(3,533,012)	-1.19%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	122,059	0.04%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	11,380	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	(23,315)	-0.01%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	(300,490)	-0.10%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	407,889	0.14%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	56,394	0.02%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	1,984,386	0.67%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	57,916	0.02%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	(152,208)	-0.05%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	230,760	0.08%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	1,440	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	185,788	0.06%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	5,579	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	67,663	0.02%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	(171,692)	-0.06%	—	0.00%	—	0.00%

	Total Long Futures Contracts	(2,979,817)	-1.01%	—	0.00%	—	0.00%

	OPTIONS PURCHASED *	11,928,779	4.02%	—	0.00%	—	0.00%

	SHORT FUTURES CONTRACTS *

	Various base metals futures contracts (U.S.)	1,630,955	0.55%	—	0.00%	—	0.00%
	Various base metals futures contracts (Europe)	4,181,645	1.41%	—	0.00%	—	0.00%
	Various currency futures contracts (US)	(56,702)	-0.02%	—	0.00%	—	0.00%
	Various currency futures contracts (Europe)	442,669	0.15%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	(95,263)	-0.03%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	22,315	0.01%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	(1,508,797)	-0.51%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	896	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	(134,897)	-0.05%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	(22,100)	-0.01%	—	0.00%	—	0.00%
	Various precious metals futures contracts (U.S.)	293,052	0.10%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	(451,002)	-0.15%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	471,246	0.16%	—	0.00%	—	0.00%
	Various soft futures contracts (Far East)	(30,196)	-0.01%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	3,585	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	(22,258)	-0.01%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	(396,702)	-0.13%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	110,866	0.04%	—	0.00%	—	0.00%

	Total Short Futures Contracts	4,439,312	1.50%	—	0.00%	—	0.00%

	CURRENCY FORWARDS *	(283,733)	-0.27%	—	0.00%	—	0.00%

	Total Open Trade Equity	$13,104,541	4.24%	$—	0.00%	$—	0.00%

	OPTIONS WRITTEN *	$(3,326,453)	-1.12%	$—	0.00%	$—	0.00%

	SWAPS (1)	$230,783	0.08%	$34,397	0.09%	$2,583	0.06%
	Total Return Option Basket Swap (Termination date 11/6/12)	17,706,757	5.97%	—	0.00%	—	0.00%
	Total Return Option Basket Swap (Termination date 6/30/16)	5,881,772	1.98%	—	0.00%	—	0.00%

	Total Swaps	$23,819,312	8.03%	$34,397	0.09%	$2,583	0.06%

	Investment in Berkeley Quantitative Colorado Fund, LLC (Cost of $8,487,603)	$—	0.00%	$6,270,844	15.83%	$—	0.00%

	U.S. TREASURY SECURITIES

	FACE VALUE	Fair Value		Fair Value		Fair Value
$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$14,052,173	4.74%	$2,094,416	5.29%	$157,304	3.64%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	15,116,043	5.10%	2,252,982	5.69%	169,213	3.92%

		$29,168,216	9.84%	$4,347,398	10.98%	$326,517	7.56%

	Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
	US Treasury Note 3.875% due 02/15/2013 (2)	$13,517,520		$2,014,729		$151,319
	US Treasury Note 4.000% due 02/15/2015 (2)	13,591,588		2,025,768		152,148

		$27,109,108		$4,040,497		$303,467

		Cost		Cost		Cost
	US Treasury Note 3.875% due 02/15/2013 (2)	$14,119,472		$2,104,447		$158,057
	US Treasury Note 4.000% due 02/15/2015 (2)	14,078,974		2,098,411		157,604

		$28,198,446		$4,202,858		$315,661

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
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

The Frontier Fund

Statements of Operations

For the Nine Months Ended September 30, 2012 and 2011

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2012	9/30/2011	9/30/2012	9/30/2011	9/30/2012		9/30/2011
Investment Income:
Interest - net	$1,668,101	$1,789,859	$780,501	$753,268	$1,047,821		$1,044,384

Total Income	1,668,101	1,789,859	780,501	753,268	1,047,821		1,044,384

Expenses:
Incentive Fees	3,079,256	4,386,760	488,081	805,663	1,059,204		2,744,245
Management Fees	1,445,371	1,469,361	1,069,958	1,094,180	2,599,254		2,781,137
Service Fees - Class 1	1,131,348	1,393,776	584,434	624,864	352,904		673,297
Trading Fees	2,258,377	2,675,921	979,635	1,095,725	778,408		536,554

Total Expenses	7,914,352	9,925,818	3,122,108	3,620,432	4,789,770		6,735,233

Investment income/(loss) - net	(6,246,251)	(8,135,959)	(2,341,607)	(2,867,164)	(3,741,949)		(5,690,849)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	4,064,894	(3,255,629)	(35,422,568)		2,083,218
Net change in open trade equity/(deficit)	—	—	(1,006,677)	264,892	33,169,426		(603,159)
Net realized gain/(loss) on swap contracts	(106,862)	(308,941)	(55,669)	1,070,356	(58,693)		—
Net unrealized gain/(loss) on swap contracts	(23,719)	(4,032,004)	(2,775)	(1,633,412)	(20,529)		(20,878)
Net realized gain/(loss) on U.S. Treasury securities	176,189	—	84,120	—	110,579		—
Net unrealized gain/(loss) on U.S. Treasury securities	(380,530)	94,249	(179,102)	38,493	(234,541)		57,006
Trading commissions	—	—	(119,270)	(53,453)	(1,401,958)		(19,674)
Change in fair value of investments in unconsolidated trading companies	5,278,098	9,265,359	2,888,613	5,704,419	(1,826,300)		10,677,573

Net gain/(loss) on investments	4,943,176	5,018,663	5,674,134	2,135,666	(5,684,584)		12,174,086

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,303,075)	(3,117,296)	3,332,527	(731,498)	(9,426,533)		6,483,237

Less: Operations attributable to non-controlling interests	—	—	676,097		(10,770,288)		2,188,871

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,303,075)	$(3,117,296)	$2,656,430	$(731,498)	$1,343,755		$4,294,366

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(1.58)	$(3.11)	$4.67	$(0.20)	$(0.72	) (1)	$3.87
Class 1a	N/A	N/A	N/A	N/A	$1.71		$3.71
Class 2	$(0.30)	$(1.84)	$6.34	$1.19	$3.31		$8.05
Class 2a	N/A	N/A	N/A	N/A	$3.41		$5.45
Class 3	N/A	N/A	N/A	N/A	$3.37		$8.04

(1)	Class 1 operations ceased July 18, 2012 and all remaining Class 1 Units were exchanged for Class 3 Units.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Nine Months Ended September 30, 2012 and 2011

	Balanced Series		Tiverton/Graham/Transtrend Series (1)		Currency Series
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2012	9/30/2011	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Investment Income:
Interest - net	$208,856	$364,715	$159,048	$72,116	$85	$59,690

Total Income	208,856	364,715	159,048	72,116	85	59,690

Expenses:
Incentive Fees	6,553,867	11,575,647	65,989	29,678	—	—
Management Fees	1,940,876	1,922,751	956,639	948,867	—	80,701
Service Fees - Class 1	3,845,995	5,638,744	686,786	1,144,674	81,340	121,438
Trading Fees	1,373,998	1,280,779	193,716	212,756	20,595	53,198

Total Expenses	13,714,736	20,417,921	1,903,130	2,335,975	101,935	255,337

Investment income/(loss) - net	(13,505,880)	(20,053,206)	(1,744,082)	(2,263,859)	(101,850)	(195,647)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	33,748,231	(10,804,108)	—	—	—	(142,069)
Net change in open trade equity/(deficit)	(337,037)	(4,179,800)	—	—	—	(27,166)
Net realized gain/(loss) on swap contracts	(175,294)	6,689,123	(34,232)	—	(6,104)	(8,301,000)
Net unrealized gain/(loss) on swap contracts	1,590,654	(21,105,042)	(2,448)	(15,816)	3,603	6,325,318
Net realized gain/(loss) on U.S. Treasury securities	290,166	—	59,410	—	3,199	—
Net unrealized gain/(loss) on U.S. Treasury securities	(632,344)	146,835	(119,961)	26,388	(6,948)	(2,363)
Trading commissions	(3,926,501)	(3,747,289)	—	—	—	—
Net change in inter-series receivables	—	(2,475,914)	—	—	—	—
Net change in inter-series payables	—	—	—	—	—	1,534,914
Net increase from payments by managing owner	—	—	—	—	—	390,589
Change in fair value of investments in unconsolidated trading companies	(8,615,816)	43,485,703	(122,653)	(1,181,913)	(229,606)	(94,181)
Net realized gain/(loss) on the Berkeley Quantitative Colorado Fund LLC	—	—	(2,172,987)	(135,775)	—	—
Net unrealized gain/(loss) on the Berkeley Quantitative Colorado Fund LLC	—	—	2,084,880	(2,266,908)	—	—

Net gain/(loss) on investments	21,942,059	8,009,508	(307,991)	(3,574,024)	(235,856)	(315,958)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	8,436,179	(12,043,698)	(2,052,073)	(5,837,883)	(337,706)	(511,605)

Less: Operations attributable to non-controlling interests	10,396,433	(2,488,602)	—	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,960,254)	$(9,555,096)	$(2,052,073)	$(5,837,883)	$(337,706)	$(511,605)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(1.71)	$(5.92)	$(5.72)	$(11.73)	$(6.34)	$(6.98)
Class 1a	$4.13 (2)	$(6.28)	N/A	N/A	N/A	N/A
Class 2	$1.28	$(3.70)	$(4.72)	$(11.31)	$(6.02)	$(6.46)
Class 2a	$1.80	$(4.35)	N/A	N/A	N/A	N/A
Class 3a	$1.36	$(4.35)	N/A	N/A	N/A	N/A

(1)	Formerly known as the Berkeley/Graham/Tiverton Series.
(2)	Class 1a operations ceased July 17, 2012 and all remaining Class 1a Units were exchanged for Class 3a Units.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Nine Months Ended September 30, 2012 and 2011

	Winton Series		Winton/Graham Series
	(Unaudited)		(Unaudited)
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Investment Income:
Interest - net	$386,507	$327,662	$85,811	$159,301

Total Income	386,507	327,662	85,811	159,301

Expenses:
Incentive Fees	—	813,809	—	298,707
Management Fees	787,335	960,130	813,420	1,095,659
Service Fees - Class 1	806,539	985,426	491,271	828,649
Trading Fees	263,127	203,804	151,266	169,014

Total Expenses	1,857,001	2,963,169	1,455,957	2,392,029

Investment income/(loss) - net	(1,470,494)	(2,635,507)	(1,370,146)	(2,232,728)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—	798,159
Net change in open trade equity/(deficit)	—	—	—	(1,521,787)
Net realized gain/(loss) on swap contracts	(57,781)	—	(30,602)	—
Net unrealized gain/(loss) on swap contracts	(7,291)	(23,610)	943	(16,478)
Net realized gain/(loss) on U.S. Treasury securities	90,903	—	40,172	—
Net unrealized gain/(loss) on U.S. Treasury securities	(193,198)	35,180	(85,821)	18,573
Trading commissions	—	—	—	(274,394)
Change in fair value of investments in unconsolidated trading companies	(1,345,966)	5,608,238	91,196	838,387

Net gain/(loss) on investments	(1,513,333)	5,619,808	15,888	(157,540)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(2,983,827)	2,984,301	(1,354,258)	(2,390,268)

Less: Operations attributable to non-controlling interests	—	—	—	(470,719)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(2,983,827)	$2,984,301	$(1,354,258)	$(1,919,549)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(9.40)	$7.03	$(5.93)	$(6.52)
Class 2	$(7.54)	$11.68	$(4.57)	$(4.75)

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended September 30, 2012 and 2011

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2012	9/30/2011	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Investment Income:
Interest - net	$524,861	$597,834	$251,275	$288,132	$336,190	$352,489

Total Income	524,861	597,834	251,275	288,132	336,190	352,489

Expenses:
Incentive Fees	1,456,640	1,467,047	403,573	534,851	585,049	440,077
Management Fees	443,895	519,364	364,814	355,001	868,971	910,662
Service Fees - Class 1	366,831	417,549	207,528	193,356	112,879	177,277
Trading Fees	735,492	808,751	342,724	332,882	266,738	207,381

Total Expenses	3,002,858	3,212,711	1,318,639	1,416,090	1,833,637	1,735,397

Investment income/(loss) - net	(2,477,997)	(2,614,877)	(1,067,364)	(1,127,958)	(1,497,447)	(1,382,908)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	626,741	(1,510,267)	(37,284,952)	2,083,218
Net change in open trade equity/(deficit)	—	—	(158,295)	437,801	39,443,564	(603,159)
Net unrealized gain/(loss) on swap contracts	—	(3,643,386)	—	3,403	—	10,516
Net unrealized gain/(loss) on U.S. Treasury securities	(35,655)	75,159	(17,319)	26,009	(22,359)	51,230
Trading commissions	—	—	(47,113)	(19,115)	(503,103)	(19,674)
Change in fair value of investments in unconsolidated trading companies	3,123,724	4,902,725	2,394,445	4,319,388	(647,557)	389,142

Net gain/(loss) on investments	3,088,069	1,334,498	2,798,459	3,257,219	985,593	1,911,273

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	610,072	(1,280,379)	1,731,095	2,129,261	(511,854)	528,365

Less: Operations attributable to non-controlling interests	—	—	148,709	(10,821)	(5,316,448)	2,188,871

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$610,072	$(1,280,379)	$1,582,386	$2,140,082	$4,804,594	$(1,660,506)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$0.22	$(1.16)	$2.88	$3.75	$7.34 (1)	$(3.92)
Class 1a	N/A	N/A	N/A	N/A	$8.16	$(3.09)
Class 2	$0.67	$(0.75)	$3.52	$4.37	$11.08	$(3.38)
Class 2a	N/A	N/A	N/A	N/A	$9.10	$(2.65)
Class 3	N/A	N/A	N/A	N/A	$11.15	$(3.38)

(1)	Class 1 operations ceased July 18, 2012 and all remaining Class 1 Units were exchanged for Class 3 Units.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended September 30, 2012 and 2011

	Balanced Series		Tiverton/Graham/Transtrend Series (1)		Currency Series
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2012	9/30/2011	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Investment Income:
Interest - net	$22,120	$163,059	$75,086	$54,940	$—	$5,231

Total Income	22,120	163,059	75,086	54,940	—	5,231

Expenses:
Incentive Fees	3,268,561	2,903,887	7,136	29,678	—	—
Management Fees	601,212	664,399	326,209	258,162	—	1,673
Service Fees - Class 1	1,240,331	1,525,660	213,767	313,464	24,937	35,747
Trading Fees	443,728	369,151	60,869	58,000	6,351	7,548

Total Expenses	5,553,832	5,463,097	607,981	659,304	31,288	44,968

Investment income/(loss) - net	(5,531,712)	(5,300,038)	(532,895)	(604,364)	(31,288)	(39,737)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	19,443,157	(9,216,280)	—	—	—	27,976
Net change in open trade equity/(deficit)	(2,873,395)	20,476,468	—	—	—	(2,759)
Net realized gain/(loss) on swap contracts	—	—	—	—	—	(8,301,000)
Net unrealized gain/(loss) on swap contracts	259,527	(12,258,290)	—	5,635	—	6,832,263
Net unrealized gain/(loss) on U.S. Treasury securities	(58,350)	136,214	(12,605)	28,912	(655)	(2,689)
Trading commissions	(1,250,434)	(1,211,996)	—	—	—	—
Net change in inter-series receivables	—	(1,673,189)	—	—	—	—
Net change in inter-series payables	—	—	—	—	—	1,011,674
Net increase from payments by managing owner	—	—	—	—	—	390,589
Change in fair value of investments in unconsolidated trading companies	(2,928,309)	7,391,498	323,029	253,191	2,940	(94,181)
Net unrealized gain/(loss) on the Berkeley Quantitative Colorado Fund LLC	—	—	—	(601,629)	—	—

Net gain/(loss) on investments	12,592,196	3,644,425	310,424	(313,891)	2,285	(138,127)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	7,060,484	(1,655,613)	(222,471)	(918,255)	(29,003)	(177,864)

Less: Operations attributable to non-controlling interests	6,167,281	7,682,227	—	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$893,203	$(9,337,840)	$(222,471)	$(918,255)	$(29,003)	$(177,864)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$0.14	$(4.43)	$(0.99)	$(2.80)	$(0.73)	$(2.63)
Class 1a	$4.45 (2)	$(4.31)	N/A	N/A	N/A	N/A
Class 2	$1.29	$(4.26)	$0.08	$(1.60)	$(0.28)	$(2.57)
Class 2a	$1.16	$(4.04)	N/A	N/A	N/A	N/A
Class 3a	$1.18	$(4.05)	N/A	N/A	N/A	N/A

(1)	Formerly known as the Berkeley/Graham/Tiverton Series.
(2)	Class 1a operations ceased July 17, 2012 and all remaining Class 1a Units were exchanged for Class 3a Units.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Operations

For the Three Months Ended September 30, 2012 and 2011

	Winton Series		Winton/Graham Series
	(Unaudited)		(Unaudited)
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Investment Income:
Interest - net	$127,814	$118,397	$31,821	$64,449

Total Income	127,814	118,397	31,821	64,449

Expenses:
Incentive Fees	—	565,219	—	227,833
Management Fees	259,965	309,397	225,076	283,356
Service Fees - Class 1	257,849	300,670	153,063	223,405
Trading Fees	84,533	63,844	47,300	45,550

Total Expenses	602,347	1,239,130	425,439	780,144

Investment income/(loss) - net	(474,533)	(1,120,733)	(393,618)	(715,695)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on swap contracts	—	4,232	—	3,771
Net unrealized gain/(loss) on U.S. Treasury securities	(18,568)	29,362	(8,184)	21,809
Change in fair value of investments in unconsolidated trading companies	602,511	4,843,717	1,185,902	614,410

Net gain/(loss) on investments	583,943	4,877,311	1,177,718	639,990

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	109,410	3,756,578	784,100	(75,705)

Less: Operations attributable to non-controlling interests	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$109,410	$3,756,578	$784,100	$(75,705)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$0.01	$9.94	$2.75	$(0.54)
Class 2	$1.16	$12.75	$4.35	$0.39

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Nine Months Ended September 30, 2012

	Frontier Diversified Series					Frontier Masters Series
	(Unaudited)					(Unaudited)
	Class 1	Class 1	Class 2	Class 2		Class 1	Class 1	Class 2	Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Capital (Net Asset Value), December 31, 2011	$27,334	$72,397,572	$1,486,740	$60,061,958	$133,973,604	$27,569	$34,062,567	$589,893	$18,144,968	$58,412	$52,883,409

Sale of Units	—	4,342,057	—	5,461,913	9,803,970	—	6,542,621	—	1,584,876	—	8,127,497
Redemption of Units	—	(11,099,447)	—	(10,702,689)	(21,802,136)	—	(2,699,710)	—	(3,051,076)	—	(5,750,786)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	—	5,101,862	5,101,862
Distributions	—	—	—	—	—	—	—	—	—	(3,553,695)	(3,553,695)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	676,097	676,097
Net increase/(decrease) in Owners’ Capital resulting from operations	(435)	(1,141,978)	(4,366)	(156,296)	(1,303,075)	1,285	1,566,261	35,648	1,053,236	—	2,656,430

Capital (Net Asset Value), September 30, 2012	$26,899	$64,498,204	$1,482,374	$54,664,886	$120,672,363	$28,854	$39,471,739	$625,541	$17,732,004	$2,282,676	$60,140,814

Capital - Units, December 31, 2011	275	728,370	14,301	577,736		275	339,777	5,627	173,083

Sale of Units	—	44,156	—	53,090		—	62,617	—	14,154
Redemption of Units	—	(113,140)	—	(103,456)		—	(26,193)	—	(27,732)

Capital - Units, September 30, 2012	275	659,386	14,301	527,370		275	376,201	5,627	159,505

		(1)		(1)			(1)		(1)
Net asset value per unit at December 31, 2011		$99.40		$103.96			$100.25		$104.83
Change in net asset value per unit for nine months ended September 30, 2012		(1.58)		(0.30)			4.67		6.34

Net asset value per unit at September 30, 2012		$97.82		$103.66			$104.92		$111.17

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Nine Months Ended September 30, 2012

	Frontier Long/Short Commodity Series
	(Unaudited)
	Class 1 (2)	Class 2		Class 3	Class 1a	Class 1a	Class 2a	Class 2a
	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Capital (Net Asset Value), December 31, 2011	$4,159,047	$499,336	$8,689,426	$27,810,058	$14,271	$18,877,124	$282,740	$10,628,724	$10,223,579	$81,184,305

Sale of Units	9,530	—	—	3,925,506	—	3,763,103	—	3,322,503	—	11,020,642
Redemption of Units	(4,103,565)	—	(403,979)	(7,604,158)	—	(1,759,072)	—	(2,211,990)	—	(16,082,764)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	7,337,360	7,337,360
Contributions	—	—	—	—	—	—	—	—	45,161,968	45,161,968
Distributions	—	—	—	—	—	—	—	—	(43,611,245)	(43,611,245)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	(10,770,288)	(10,770,288)
Net increase/(decrease) in Owners’ Capital resulting from operations	(65,012)	10,204	167,948	544,809	200	312,500	7,561	365,545	—	1,343,755

Capital (Net Asset Value), September 30, 2012	$—	$509,540	$8,453,395	$24,676,215	$14,471	$21,193,655	$290,301	$12,104,782	$8,341,374	$75,583,733

Capital – Units, December 31, 2011	30,551	3,083	53,648	171,708	117	155,099	2,222	83,538

Sale of Units	71	—	—	24,440	—	31,106	—	26,229
Redemption of Units	(30,622)	—	(2,503)	(46,889)	—	(14,480)	—	(17,106)

Capital – Units, September 30, 2012	—	3,083	51,145	149,259	117	171,725	2,222	92,661

			(1)			(1)		(1)
Net asset value per unit at December 31, 2011	$136.13		$161.97	$161.96		$121.71		$127.23
Change in net asset value per unit for operations ending September 30, 2012	(0.72)		3.31	3.37		1.71		3.41

Net asset value per unit at September 30, 2012 or at cessation of operations	$135.41		$165.28	$165.33		$123.42		$130.64

(1)	Values are for both the Managing Owner and Limited Owners.
(2)	Class 1 operations ceased July 18, 2012 and all remaining Class 1 Units were exchanged for Class 3 Units.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Nine Months Ended September 30, 2012

	Balanced Series
	(Unaudited)
	Class 1	Class 1a (2)	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total
Capital (Net Asset Value), December 31, 2011	$183,785,318	$2,536,559	$3,351,608	$60,020,959	$158,814	$2,626,016	$2,952,802	$40,633,336	$296,065,412

Sale of Units	367,799	482	—	11,968	—	—	2,264,602	—	2,644,851
Redemption of Units	(22,241,622)	(2,524,092)	—	(7,771,998)	—	(1,675,156)	(1,186,627)	—	(35,399,495)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	(1,186,925)	(1,186,925)
Contributions	—	—	—	—	—	—	—	126,650,519	126,650,519
Distributions	—	—	—	—	—	—	—	(127,498,438)	(127,498,438)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	10,396,433	10,396,433
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(2,425,159)	(12,949)	27,528	405,995	2,224	6,788	35,319	—	(1,960,254)

Capital (Net Asset Value), September 30, 2012	$159,486,336	$—	$3,379,136	$52,666,924	$161,038	$957,648	$4,066,096	$48,994,925	$269,712,103

Capital – Units, December 31, 2011	1,476,131	23,388	21,620	387,173	1,237	20,460	23,005

Sale of Units	2,966	4	—	77	—	—	17,591
Redemption of Units	(180,258)	(23,392)	—	(50,283)	—	(13,101)	(9,251)

Capital –Units, September 30, 2012	1,298,839	—	21,620	336,967	1,237	7,359	31,345

				(1)		(1)
Net asset value per unit at December 31, 2011	$124.50	$108.45		$155.02		$128.35	$128.36
Change in net asset value per unit for operations ending September 30, 2012	(1.71)	4.13		1.28		1.80	1.36

Net asset value per unit at September 30, 2012 or at cessation of operations	$122.79	$112.58		$156.30		$130.15	$129.72

(1)	Values are for both the Managing Owner and Limited Owners.
(2)	Class 1a operations ceased July 17, 2012 and all remaining Class 1a Units were exchanged for Class 3a Units.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Nine Months Ended September 30, 2012

	Tiverton/Graham/Transtrend Series (2)				Currency Series
	(Unaudited)				(Unaudited)
	Class 1	Class 2			Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Total
Capital (Net Asset Value), December 31, 2011	$35,180,631	$7,878	$4,425,463	$39,613,972	$4,228,350	$2,563	$88,444	$4,319,357

Sale of Units	26,014	—	—	26,014	37,133	—	—	37,133
Redemption of Units	(7,239,792)	—	(624,933)	(7,864,725)	(842,240)	—	(25,319)	(867,559)
Net increase/(decrease) in Owners’ Capital resulting from operations	(1,889,917)	(332)	(161,824)	(2,052,073)	(332,587)	(177)	(4,942)	(337,706)

Capital (Net Asset Value), September 30, 2012	$26,076,936	$7,546	$3,638,706	$29,723,188	$3,090,656	$2,386	$58,183	$3,151,225

Capital - Units, December 31, 2011	386,533	70	39,571		59,997	29	1,010

Sale of Units	290	—	—		546	—	—
Redemption of Units	(81,100)	—	(5,602)		(12,358)	—	(297)

Capital - Units, September 30, 2012	305,723	70	33,969		48,185	29	713

			(1)				(1)
Net asset value per unit at December 31, 2011	$91.02		$111.84		$70.48		$87.61
Change in net asset value per unit for nine months ended September 30, 2012	(5.72)		(4.72)		(6.34)		(6.02)

Net asset value per unit at September 30, 2012	$85.30		$107.12		$64.14		$81.59

(1)	Values are for both the Managing Owner and Limited Owners.
(2)	Formerly the Berkeley/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Frontier Fund

Statements of Changes in Capital

For the Nine Months Ended September 30, 2012

	Winton Series				Winton/Graham Series
	(Unaudited)				(Unaudited)
	Class 1	Class 2			Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Total
Capital (Net Asset Value), December 31, 2011	$38,345,799	$34,276	$11,668,049	$50,048,124	$24,783,519	$55,553	$5,934,615	$30,773,687

Sale of Units	158,451	—	—	158,451	47,245	—	—	47,245
Redemption of Units	(3,104,434)	—	(677,556)	(3,781,990)	(4,355,759)	—	(1,273,542)	(5,629,301)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(2,462,782)	(1,558)	(519,487)	(2,983,827)	(1,199,981)	(1,959)	(152,318)	(1,354,258)

Capital (Net Asset Value), September 30, 2012	$32,937,034	$32,718	$10,471,006	$43,440,758	$19,275,024	$53,594	$4,508,755	$23,837,373

Capital – Units, December 31, 2011	271,704	207	70,368		236,649	428	45,755

Sale of Units	1,158	—	—		458	—	—
Redemption of Units	(22,824)	—	(4,213)		(42,024)	—	(9,723)

Capital – Units, September 30, 2012	250,038	207	66,155		195,083	428	36,032

			(1)				(1)
Net asset value per unit at December 31, 2011	$141.13		$165.82		$104.73		$129.70
Change in net asset value per unit for nine months ended September 30, 2012	(9.40)		(7.54)		(5.93)		(4.57)

Net asset value per unit at September 30, 2012	$131.73		$158.28		$98.80		$125.13

(1)	Values are for both the Managing Owner and Limited Owners

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2012	9/30/2011	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,303,075)	$(3,117,296)	$3,332,527	$268,502	$(9,426,533)	$6,483,237
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity/(deficit), at fair value	—	—	1,006,929	(264,892)	(34,474,951)	27,029,769
Net change in options written, at fair value	—	—	—	—	(465,465)	—
Net change in ownership allocation of U.S. Treasury securities	283,224	(2,140,906)	(1,319,471)	(4,366,641)	(1,026,151)	621,333
Net change in ownership allocation of custom time deposits	1,251,670	(2,405,528)	(9,281,656)	(21,058,138)	(4,499,445)	(602,239)
Net change in ownership allocation of credit default swaps	423	(75,299)	(1,219)	(45,202)	(4,324)	25,283
Net realized (gain) on swap contracts	106,862	308,941	55,669	(2,070,356)	58,693	—
Net unrealized (gain)/loss on swap contracts	23,719	4,032,004	2,775	1,633,412	20,529	20,878
Net unrealized (gain)/loss on U.S. Treasury securities	380,530	(94,249)	179,102	(38,493)	234,541	(57,006)
Net realized (gain)/loss on U.S. Treasury securities	(176,189)		(84,120)	—	(110,579)	—
(Purchases) sales of:
Sales of swap contracts	—	1,933,000	—	26,826,316	—	—
(Purchases) of swap contracts	—	(45,928)	—	(142,819)	—	(78,248)
Sales of custom time deposits	4,380,919	8,477,490	2,418,141	5,505,655	2,122,345	11,163,129
(Purchases) of custom time deposits	—	—	—	—	—	—
Sales of U.S. Treasury securities	7,795,181	—	3,735,419	—	4,973,010	—
Increase and/or decrease in:
Receivable from futures commission merchants	—	—	(1,685,977)	(4,986,615)	36,127,410	(83,085,859)
Change in control of ownership - trading companies	—	—	—	—	7,337,360	28,341,047
Contributions to trading companies	—	—	5,101,862	111,000	45,161,968
Distributions from trading companies	—	—	(3,553,695)	(28,800)	(43,611,245)	(4,643,000)
Investments in unconsolidated trading companies, at fair value	(4,260,887)	11,472,878	(3,861,307)	9,888,393	352,715	29,734,041
Prepaid service fees - Class 1	113,819	136,249	(22,359)	117,016	50,008	(97,946)
Interest receivable	190,012	113,803	77,801	12,223	105,513	64,463
Receivable from related parties	16,362	90,000	—	—	(14,489)	(18,650)
Other assets	(19,798)	(1,552)	(12,277)	15	(15,874)	(128)
Inter-series payables/receivables, at fair value	—	—	—	—	—	—
Incentive fees payable to Managing Owner	934,608	181,711	403,572	290,313	465,009	(1,085,625)
Management fees payable to Managing Owner	(36,038)	29,436	2,375	8,108	3,300	(10,288)
Interest payable to Managing Owner	(10,607)	(5,419)	(2,697)	11,401	(2,721)	2,963
Trading fees payable to Managing Owner	(32,758)	(44,782)	7,824	(21,931)	4,434	25,268
Trailing service fees payable to Managing Owner	14,696	20,421	9,596	17,329	1,397	(40,953)
Payables to related parties	34,606	(17,079)	78,305	(100,392)	5,902	17,749
Other liabilities	56,315	(13,938)	92,658	(5,120)	9,639	(10,080)

Net cash provided by (used in) operating activities	9,743,594	18,833,957	(3,320,223)	11,560,284	3,381,996	13,799,138

Cash Flows from Financing Activities:
Proceeds from sale of units	9,803,970	40,201,347	8,127,497	10,440,294	11,020,642	33,664,779
Payment for redemption of units	(21,802,136)	(58,235,649)	(5,750,786)	(20,498,029)	(16,082,764)	(45,743,856)
Pending owner additions	519,278	(425,825)	(1,686)	(16,000)	16,320	(63,967)
Owner redemptions payable	(236,833)	(51,789)	10,503	(171,954)	137,430	(88,970)

Net cash provided by (used in) financing activities	(11,715,721)	(18,511,916)	2,385,528	(10,245,689)	(4,908,372)	(12,232,014)

Net increase (decrease) in cash and cash equivalents	(1,972,127)	322,041	(934,695)	1,314,595	(1,526,376)	1,567,124
Cash and cash equivalents, beginning of year or period	4,976,749	4,647,422	2,234,716	1,207,290	3,045,849	1,114,912

Cash and cash equivalents, end of year or period	$3,004,622	$4,969,463	$1,300,021	$2,521,885	$1,519,473	$2,682,036

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

	Balanced Series		Tiverton/Graham/Transtrend Series (1)		Currency Series
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2012	9/30/2011	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$8,436,179	$(12,043,698)	$(2,052,073)	$(5,837,883)	$(337,706)	$(308,703)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	2,255,152	(2,016,352)	—	—	—	—
Net change in options written, at fair value	802,305	—	—	—	—	—
Net change in ownership allocation of U.S. Treasury securities	2,632,734	(1,365,280)	(620,043)	1,334,161	77,522	49,916
Net change in custom time deposits	9,436,860	(3,282,545)	(878,775)	516,637	(29,424)	(250,884)
Net change in ownership allocation of credit default swaps	9,233	37,475	(2,283)	26,482	82	82
Net change in ownership allocation of total return swaps	—	(7,185,226)	—	—	—	—
Net unrealized (gain)/loss on swap contracts	(1,590,654)	21,105,042	2,448	15,816	(3,603)	(3,603)
Net realized (gain)/loss on swap contracts	175,294	(6,689,123)	34,232	—	6,104	6,104
Net unrealized (gain)/loss on U.S. Treasury securities	632,344	(146,835)	119,961	(26,388)	6,948	6,293
Net realized (gain)/loss on U.S. Treasury securities	(290,166)	—	(59,410)		(3,199)	(3,199)
Net realized (gain)/loss on investment in Berkeley Quantitative Colorado Fund LLC	—	—	2,172,987	135,775	—	—
Net unrealized (gain)/loss on investment in Berkeley Quantitative Colorado Fund LLC	—	—	(2,084,880)	2,266,908	—	—
(Purchases) sales of:
Sales of swap contracts	10,362	19,954,983	—	—	—	—
(Purchases) of swap contracts	—	(10,340,605)	—	(71,712)	—	—
Sales of custom time deposits	8,877,976	28,695,160	2,014,489	13,639,642	614,348	614,348
(Purchases) of custom time deposits	—	—	—	—	—	—
Sales of U.S. Treasury securities	12,612,900	—	2,693,512	—	138,333	138,333
Sale of Berkeley Quantitative Colorado Fund LLC	—	—	6,182,737	1,512,397	—	—
Increase and/or decrease in:
Receivable from futures commission merchants	(17,951,575)	18,088,817	—	—	—	—
Change in control of ownership - trading companies	(1,186,925)	17,035,844	—	—	—	—
Investments in unconsolidated trading companies, at fair value	243,627	19,597,023	(545,298)	6,613,068	229,128	232,069
Contributions to trading companies	126,650,519	103,510,000	—	—	—	—
Distributions from trading companies	(127,498,438)	(123,548,928)	—	—	—	—
Inter-series payables/receivables, at fair value	—	42,090,555	—	—	—	—
Prepaid service fees - Class 1	—	3	—	16	—	—
Interest receivable	339,415	241,164	49,699	69,880	4,012	2,643
Receivable from related parties	—	—	—	—	—	—
Other assets	(21,234)	(1,021)	(67,176)	(308)	(4,745)	(1,364)
Incentive fees payable to Managing Owner	2,073,529	(193,618)	7,136	(240,879)	—	—
Management fees payable to Managing Owner	(50,892)	(92,840)	4,760	(68,571)	—	—
Interest payable to Managing Owner	(56,192)	(136,633)	(17,634)	(45,031)	(1,564)	(1,628)
Trading fees payable to Managing Owner	(29,598)	(60,291)	(6,245)	(11,312)	(771)	(631)
Trailing service fees payable to Managing Owner	(76,365)	(188,039)	(22,636)	(53,474)	(2,403)	(1,740)
Payables to related parties	37,630	(67,515)	18,229	(5,758)	(11)	19
Other liabilities	(675)	1,348	(229)	(230)	(21)	57

Net cash provided by (used in) operating activities	26,473,345	102,998,865	6,943,508	19,769,236	693,030	478,112

Cash Flows from Financing Activities:
Proceeds from sale of units	2,644,851	904,118	26,014	61,898	37,133	24,995
Payment for redemption of units	(35,399,495)	(101,253,181)	(7,864,725)	(19,428,721)	(867,559)	(604,648)
Pending owner additions	(6,403)	—	(1,179)	—	(756)	(584)
Owner redemptions payable	216,938	118,690	144,984	(16,233)	(15,694)	(8,244)

Net cash provided by (used in) financing activities	(32,544,109)	(100,230,373)	(7,694,906)	(19,383,056)	(846,876)	(588,481)

Net increase (decrease) in cash and cash equivalents	(6,070,764)	2,768,492	(751,398)	386,180	(153,846)	(110,369)

Cash and cash equivalents, beginning of year or period	9,758,138	5,375,950	1,352,378	1,341,151	182,875	182,875

Cash and cash equivalents, end of year or period	$3,687,374	$8,144,442	$600,980	$1,727,331	$29,029	$72,506

(1)	Formerly the Berkeley/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

	Winton Series		Winton/Graham Series
	(Unaudited)		(Unaudited)
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(2,983,827)	$2,984,301	$(1,354,258)	$(2,390,268)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	—	—	—	1,427,138
Net change in ownership allocation of U.S. Treasury securities	(137,380)	(210,311)	142,108	1,812,059
Net change in custom time deposits	1,658,699	(3,962,979)	(555,628)	2,870,360
Net change in ownership allocation of credit default swaps	(3,184)	17,219	722	20,513
Net unrealized (gain)/loss on swap contracts	7,291	23,610	(943)	16,478
Net realized (gain)/loss on swap contracts	57,781	—	30,602	—
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	193,198	(35,180)	85,821	(18,573)
Net realized (gain) loss on U.S. Treasury securities, at fair value	(90,903)	—	(40,172)	—
(Purchases) sale of:
(Purchases) of swap contracts	—	(83,357)	—	(64,011)
Sales of custom time deposits	2,095,034	12,335,669	2,476,747	13,486,442
(Purchases) of custom time deposits	—	—	—	—
Sales of U.S. Treasury Securities, at fair value	4,077,744	—	1,806,127	—
Increase and/or decrease in:
Receivable from futures commission merchants	—	—	—	11,090,076
Change in control of ownership of trading companies	—	—	—	(5,222,639)
Contributions to trading companies	—	—	—	3,981,000
Distributions from trading companies	—	—	—	(3,968,000)
Investments in unconsolidated trading companies, at fair value	(2,288,507)	2,238,899	2,343,965	(1,350,007)
Prepaid service fees - Class 1	—	—	—	—
Interest receivable	90,374	71,880	44,409	72,276
Receivable from related parties	—	—	—	—
Other assets	(55,933)	16	(31,304)	26
Incentive fees payable to Managing Owner	—	3,090	—	(442,577)
Management fees payable to Managing Owner	(6,162)	(25,781)	(35,782)	(79,509)
Interest payable to Managing Owner	(12,129)	(17,154)	(12,375)	(38,389)
Trading fees payable to Managing Owner	(4,268)	(4,223)	(4,563)	(9,535)
Trailing service fees payable to Managing Owner	(12,076)	(20,058)	(13,837)	(39,858)
Payables to related parties	77	(6,146)	(342)	(4,731)
Other liabilities	267	113	(1,338)	(361)

Net cash provided by (used in) operating activities	2,586,096	13,309,608	4,879,959	21,147,910

Cash Flows from Financing Activities:
Proceeds from sale of units	158,451	200,048	47,245	91,371
Payment for redemption of units	(3,781,990)	(12,807,117)	(5,629,301)	(20,820,288)
Pending owner additions	(2,766)	—	(1,043)	—
Owner redemptions payable	15,090	10,267	48,319	(61,838)

Net cash provided by (used in) financing activities	(3,611,215)	(12,596,802)	(5,534,780)	(20,790,755)

Net increase (decrease) in cash and cash equivalents	(1,025,119)	712,806	(654,821)	357,155

Cash and cash equivalents, beginning of year or period	2,051,272	1,808,624	1,156,042	1,352,481

Cash and cash equivalents, end of year or period	$1,026,153	$2,521,430	$501,221	$1,709,636

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

As of September 30, 2012, the Trust, with respect to the Frontier Diversified Series, Frontier Masters Series, Tiverton/Graham/Transtrend Series, Currency Series, Winton Series and Winton/Graham Series separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Balanced Series, and Frontier Long/Short Commodity Series separates Units into six separate Classes – Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of certificates of deposit, custom time deposits and U.S. Treasury securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

As of September 30, 2012, Winton Series has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. The Currency Series invests a portion of its assets in a single Trading Company, which allocates assets to one Swap. Each of the Frontier Diversified Series, Frontier Masters Series, Frontier Long/Short Commodity Series, Balanced Series, Tiverton/Graham/Transtrend Series, and Winton/Graham Series has invested a portion of its assets in several different Trading Companies and one or more Trading Advisors may manage the assets invested in such Trading Companies.

In November 2010, the Tiverton/Graham/Transtrend Series invested a portion of its assets in Berkeley Quantitative Colorado Fund LLC, an unaffiliated company, managed by an affiliate of Berkeley Quantitative L.P. Through this investment, Berkeley Quantitative L.P. became a commodity trading advisor to the Series. This investment was liquidated on March 20, 2012.

During July, 2011, Currency Series liquidated its interest in an option basket and realized a decrease in fair value greater than had previously been recorded as unrealized loss. The Managing Owner determined to make a onetime discretionary administrative adjustment by payment to the Currency Series of $390,589 to reimburse the effect of the loss on the investors in the series, exclusive of the inter-series payables’ interests, recorded in the Statements of Operations as Net increase from payments by managing owner.

During July, 2011, Frontier Dynamic Series ceased trading operations and liquidated all positions and investor accounts. The Series is closed as of December 31, 2011.

During December, 2011, Long Only Commodity Series and Managed Futures Index Series ceased trading operations and liquidated all positions and investor accounts. The Series are closed as of December 31, 2011.

During July 2012, Frontier Long/Short Commodity Series Class 1 Units and Balanced Series Class 1a Units Ceased Trading Operations and all remaining Units were exchanged for Class 3 Units and Class 3a Units, Respectively.

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

The consolidated financial statements of the Balanced Series include the assets, liabilities and earnings of its majority-owned Trading Companies; Frontier Trading Company I LLC, Frontier Trading Company XIV, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XVII, LLC and the assets and liabilities of its majority owned Trading Company, Frontier Trading Company XXIII, LLC along with the earnings of this Trading Company from July 7, 2012 through September 30, 2012. Also included in the consolidated financial statements were the earnings of its majority owned trading company, Frontier Trading Company VI, LLC, from January 1, 2011 through March 18, 2011, and Trading Company XVIII, LLC from January 1, 2011 through May 14, 2012.

The consolidated financial statements of the Currency Series include the earnings of its wholly owned trading company, Frontier Trading Company III, LLC through July 15, 2011.

The consolidated financial statements of the Winton/Graham Series include the earnings of its majority-owned trading company, Frontier Trading Company V, LLC through June 17, 2011.

The consolidated financial statements of the Frontier Long/Short Commodity Series include the assets, liabilities and earnings of its majority owned trading companies; Frontier Trading Company VII, LLC, from September 28, 2011 through September 30, 2012 and Frontier Trading Company XVIII, LLC from May 15, 2012 through September 30, 2012.

The consolidated financial statements of the Frontier Masters Series include the assets, liabilities and earnings of its majority owned trading company, Frontier Trading Company XXI, LLC (earnings from March 1, 2011 through September 30, 2012). Also included in the consolidated financial statements were the earnings of its wholly owned trading company, Frontier Trading Company XI, LLC from January 1, 2011 through March 11, 2011.

Investment in Berkeley Quantitative Colorado Fund LLC—The Tiverton/Graham/Transtrend Series had an investment in the Berkeley Quantitative Colorado Fund LLC. The Berkeley Quantitative Colorado Fund LLC began operations on November 1, 2010 and was liquidated on March 20, 2012. The Berkeley Quantitative Colorado Fund LLC was not consolidated into the financial statements of the Tiverton/Graham/Transtrend Series because the Trust had no control or transparency over the operations of the trading company. This investment was shown on the statements of financial condition with the change in fair value shown in net unrealized gain/(loss) on the Berkeley Quantitative Colorado Fund LLC.

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

Each Series allocates funds to an affiliated Trading Company, or Companies, of the Trust. Each Trading Company allocates all of its daily trading gains or losses to the Series in proportion to each Series’ ownership interest in the Trading Company, adjusted on a daily basis. As of September 30, 2012, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

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

Investments and Swaps—The Trust, with respect to the Series, records investment transactions on a trade date basis and all investments are recorded at fair value, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investment or instrument. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts are reported utilizing Level 3 Inputs. The significant unobservable inputs used in the fair value measurement of the Trust, with respect to the Series’ Swap contracts are asset liquidity, debt valuation, credit risk, volatility, market risk, distributions, dividends, risk premiums, and other risk management tools. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Swap Contracts are reported at fair value based upon a weekly indicative value that is calculated by management using bid/ask prices from the counterparty. This fair value is corroborated by valuations provided by a third party pricing service. The third party pricing service utilizes a Black Scholes pricing model with input adjustments factoring in volatility and liquidity of the instruments. All valuation processes are monitored by the valuation committee of the Managing Owner.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Each Series also owned a portion of the Credit Default Swaps (“CDS”) based upon ownership percentages of the cash management pool. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value basis upon daily reports from the counterparty. The valuation requires significant estimates utilizing Level 3 inputs, corroborated by management through the use of a third party pricing service (“pricing service”). The pricing service, utilizing proprietary model-intensive methodologies, selects and implements the pricing model appropriate for each swap valuation. The pricing service does not provide detail of the pricing model to management. The Managing Owner engages, via inquiry and review of methodology documentation, with the service provider to gain an understanding of the valuation model selected; the components of the model, both observable and unobservable; and quality control testing procedures in place. The pricing service’s methodology includes performance of tolerance testing on its valuation models to ensure consistency and reasonableness of the values derived. The tolerance testing includes valuing the components of the product separately, i.e. underlying asset, volatility, financing rates, and so forth. The tolerance testing is part of the initial valuation setup and throughout the ongoing daily valuation process. The pricing service also has several layers of quality control including: engineering / reverse engineering process to understand each swap and its’ subcomponent parts fully; comparative analysis against other valuations performed with similar composition and characteristics; review of output valuation against expectations based on observable price movements of underlying futures; and lastly, periodic review by senior financial engineer to ensure design and function of model is stable and perform as expected.

The Managing Owner has chartered a valuation committee to provide oversight of the valuation process for the Series. The valuation committee meets at least monthly to discuss the valuation process and any valuation issues that may arise. The valuation committee is comprised of senior members of the Managing Owner’s management team with varying areas of expertise that add value to the committee. The valuation committee reports to both the Managing Owner’s Investment Oversight and Risk Committee and the Trust’s Executive Committee. The committee further remains in communication with the Managing Owner’s Due Diligence Committee that provides ongoing counterparty risk monitoring of the swap counterparties. The committee monitors daily pricing provided by the swap counterparty and daily valuation provided by the third party pricing service. The committee may request a price challenge if the daily valuation provided by the counterparty valuations differs significantly from the valuation obtained by the pricing service. The Managing Owner’s valuation committee monitors some additional input factors such as liquidity, volatility, and counterparty risk in order to further review the valuations provide by the pricing service.

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

The following table summarizes the instruments that comprise the Trust, with respect to the Series, financial asset portfolio, by Series, measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Diversified Series
Investment in Unconsolidated Trading Companies	$39,776,678	$2,724,380	$—	$42,501,058
U.S. Treasury Securities	8,274,558	—	—	8,274,558
Frontier Masters Series
Open Trade Deficit	(214,557)	—	—	(214,557)
Investment in Unconsolidated Trading Companies	7,736,985	842,236		8,579,221
U.S. Treasury Securities	4,721,616	—	—	4,721,616
Frontier Long/Short Commodity Series
Open Trade Equity	7,366,907	2,104,296	—	9,471,203
Options Written	—	(465,465)	—	(465,465)
Investment in Unconsolidated Trading Companies	3,691,094	38,179		3,729,273
U.S. Treasury Securities	5,395,419	—	—	5,395,419
Balanced Series
Open Trade Equity (Deficit)	(1,523,185)	12,372,574	—	10,849,389
Options Written	—	(4,128,758)	—	(4,128,758)
Swap Contracts	—	—	25,215,077	25,215,077
Investment in Unconsolidated Trading Companies	17,251,115	761,067		18,012,182
U.S. Treasury Securities	13,580,404	—	—	13,580,404
Tiverton/Graham/Transtrend Series
Investment in Unconsolidated Trading Companies	8,779,345	—	—	8,779,345
U.S. Treasury Securities	2,213,378	—	—	2,213,378
Currency Series
Investment in Unconsolidated Trading Companies	—	—	2,122,993	2,122,993
U.S. Treasury Securities	106,913	—	—	106,913
Winton Series
Investment in Unconsolidated Trading Companies	7,023,366	(2,943)	—	7,020,423
U.S. Treasury Securities	3,779,268	—	—	3,779,268
Winton/Graham Series
Investment in Unconsolidated Trading Companies	6,129,459	—		6,129,459
U.S. Treasury Securities	1,845,971	—	—	1,845,971

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Diversified Series
Swap Contracts	$—	$—	$131,004	$131,004
Investment in Unconsolidated Trading Companies	30,885,365	2,212,764	5,142,042	38,240,171
U.S. Treasury Securities	16,557,304	—	—	16,557,304
Frontier Long/Short Commodity Series
Open Trade Deficit	(25,934,678)	—	—	(25,934,678)
Swap Contracts	—	—	74,898	74,898
Investment in Unconsolidated Trading Companies	3,221,324	5,428	855,236	4,081,988
U.S. Treasury Securities	9,466,240	—	—	9,466,240
Frontier Masters Series
Open Trade Equity	792,372	—	—	792,372
Swap Contracts	—	—	57,225	57,225
Investment in Unconsolidated Trading Companies	4,009,449	708,465	—	4,717,914
U.S. Treasury Securities	7,232,546	—	—	7,232,546
Balanced Series
Open Trade Equity	1,175,762	11,928,779	—	13,104,541
Options Written	—	(3,326,453)	—	(3,326,453)
Swap Contracts	—	—	23,819,312	23,819,312
Investment in Unconsolidated Trading Companies	18,257,754	(1,945)	—	18,255,809
U.S. Treasury Securities	29,168,216	—	—	29,168,216
Tiverton/Graham/Transtrend Series
Swap Contracts	—	—	34,397	34,397
Investment in Unconsolidated Trading Companies	7,219,498	1,014,549	—	8,234,047
Investment in Berkeley Quantitative Colorado Fund LLC	—	6,270,844	—	6,270,844
U.S. Treasury Securities	4,347,398	—	—	4,347,398
Currency Series
Swap Contracts	—	—	2,583	2,583
U.S. Treasury Securities	326,517	—	—	326,517
Investment in Unconsolidated Trading Companies	—	—	2,352,121	2,352,121
Winton Series
Swap Contracts	—	—	61,888	61,888
Investment in Unconsolidated Trading Companies	4,733,423	(1,507)	—	4,731,916
U.S. Treasury Securities	7,821,927	—	—	7,821,927
Winton/Graham Series
Swap Contracts	—	—	30,381	30,381
Investment in Unconsolidated Trading Companies	8,474,102	(678)	—	8,473,424
U.S. Treasury Securities	3,839,855	—	—	3,839,855

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments—net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the nine months ended September 30, 2012 and year ended December 31, 2011, all identified Level 3 assets are components of the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Tiverton/Graham/Transtrend Series, Currency Series, Winton Series and Winton/Graham Series.

For the Nine Months Ended September 30, 2012

Swaps:

	Frontier Diversified Series	Frontier Masters Series	Frontier Long/Short Commodity Series
Balance of recurring Level 3 assets as of January 1, 2012	$131,004	$57,225	$74,898
Total gains or losses (realized/unrealized):
Included in earnings-realized	(106,862)	(55,669)	(58,693)
Included in earnings-unrealized	(23,719)	(2,775)	(20,529)
Change in ownership allocation of credit default swaps	(423)	1,219	4,324
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of September 30, 2012	$—	$—	$—

	Balanced Series	Tiverton/Graham/Transtrend Series	Currency Series
Balance of recurring Level 3 assets as of January 1, 2012	$23,819,312	$34,397	$2,583
Total gains or losses (realized/unrealized):
Included in earnings-realized	(175,294)	(34,232)	(6,104)
Included in earnings-unrealized	1,590,654	(2,448)	3,603
Sales of investments	(10,362)	—	—
Change in ownership allocation of credit default swaps	(9,233)	2,283	(82)
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of September 30, 2012	$25,215,077	$—	$—

	Winton Series	Winton/Graham Series
Balance of recurring Level 3 assets as of January 1, 2012	$61,888	$30,381
Total gains or losses (realized/unrealized):
Included in earnings-realized	(57,781)	(30,602)
Included in earnings-unrealized	(7,291)	943
Change in ownership allocation of credit default swaps	3,184	(722)
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of September 30, 2012	$—	$—

Investments in Unconsolidated Trading Companies:

Currency Series
Balance of recurring Level 3 assets as of January 1, 2012	$2,352,121
Change in fair value of investments in unconsolidated trading companies	(229,606)
Proceeds from sales of investments of unconsolidated trading companies	(77)
Purchases of investments of unconsolidated trading companies	555
Change in ownership allocation	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of September 30, 2012	$2,122,993

For the Year Ended December 31, 2011

Swaps:

	Frontier Diversified Series	Frontier Long/Short Commodity Series	Frontier Masters Series
Balance of recurring Level 3 assets as of January 1, 2011	$11,407,905	$—	$26,242,246
Total gains or losses (realized/unrealized):
Included in earnings-realized	(5,621,987)	(11,411)	2,061,339
Included in earnings-unrealized	1,315,339	20,529	(1,607,804)
Purchases of investments	45,929	78,248	142,819
Sales of investments	(7,096,699)	—	(26,826,316)
Change in ownership allocation of credit default swaps	80,517	(12,468)	44,941
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2011	$131,004	$74,898	$57,225

	Balanced Series	Tiverton/Graham/Transtrend Series	Currency Series
Balance of recurring Level 3 assets as of January 1, 2011	$49,811,462	$—	$5,668,768
Total gains or losses (realized/unrealized):
Included in earnings-realized	(19,161,366)	(6,252)	(6,958,362)
Included in earnings-unrealized	4,529,039	2,447	6,327,609
Purchases of investments	19,527,925	71,712	23,489
Sales of investments	(27,897,084)	—	(5,043,086)
Change in ownership allocation of credit default swaps	(34,673)	(33,510)	(15,835)
Change in ownership allocation of total return swaps	(2,955,991)	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2011	$23,819,312	$34,397	$2,583

	Winton Series	Winton/Graham Series
Balance of recurring Level 3 assets as of January 1, 2011	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	(9,969)	(5,791)
Included in earnings-unrealized	7,291	(944)
Purchases of investments	83,357	64,011
Sales of investments	—	—
Change in ownership allocation of credit default swaps	(18,791)	(26,895)
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2011	$61,888	$30,381

Investments in Unconsolidated Trading Companies:

Currency Series
Balance of recurring Level 3 assets as of January 1, 2011	$—
Change in unrealized in investment of unconsolidated trading companies	(162,659)
Realized gain/(loss) in investment of unconsolidated trading companies	(2,334)
Proceeds from sales of investments of unconsolidated trading companies	—
Purchases of investments of unconsolidated trading companies	2,500,000
Change in ownership allocation	17,114
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2011	$2,352,121

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine months ended September 30, 2012, the Series transferred currency forwards from Level 1 to Level 2.

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of September 30, 2012, approximately 4.0% of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

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

The Trust, with respect to the Series, has invested in the following Swaps as of September 30, 2012:

	Frontier Diversified Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$0	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(83,850)	$(23,012)

Unrealized Gain/(Loss)	$(46,731)	$23,012

Fair Value as of 9/30/2012	$—	$—

	Frontier Long/Short Commodity Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$0	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(45,848)	$(12,845)

Unrealized Gain/(Loss)	$(33,374)	$12,845

Fair Value as of 9/30/2012	$—	$—

	Frontier Masters Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$0	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(44,412)	$(11,257)

Unrealized Gain/(Loss)	$(14,032)	$11,257

Fair Value as of 9/30/2012	$—	$—

	Balanced Series
	Credit Default Swap	Credit Default Swap	Option Swap	Total Return Swap
Counterparty	BNP Paribas	Societe Generale	Company A	DeutscheBank
Notional Amount	$0	$0	$15,325,024	$23,551,287
Termination Date	3/20/2012	3/20/2012	11/6/2012	6/30/2016
Investee Returns	On Default	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$(133,362)	$(41,932)	$—	$—

Unrealized Gain/(Loss)	$(87,639)	$41,932	$2,211,370	$(575,010)

Fair Value as of 9/30/2012	$—	$—	$19,907,597	$5,307,480

	Tiverton/Graham/Transtrend Series (1)
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$34,397	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(26,333)	$(7,899)

Unrealized Gain/(Loss)	$(10,347)	$7,899

Fair Value as of 9/30/2012	$—	$—

(1)	Formerly known as the Berkeley/Graham/Tiverton Series

	Currency Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$0	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(4,730)	$(1,374)

Unrealized Gain/(Loss)	$2,229	$1,374

Fair Value as of 9/30/2012	$—	$—

	Winton Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$0	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(45,616)	$(12,165)

Unrealized Gain/(Loss)	$(19,456)	$12,165

Fair Value as of 9/30/2012	$—	$—

	Winton/Graham Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$0	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(23,131)	$(7,471)

Unrealized Gain/(Loss)	$(6,528)	$7,471

Fair Value as of 9/30/2012	$—	$—

The Trust, with respect to the Series, has invested in the following Swaps as of December 31, 2011:

	Frontier Diversified Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap	Option Basket
Counterparty	BNP Paribas	Societe Generale	Societe Generale	Company D
Notional Amount	$42,411	$12,238	$7,818	$7,437,929
Termination Date	3/20/2012	3/20/2012	12/20/2011	6/6/2014
Investee Returns	On Default	On Default	On Default	Total Returns
Realized Gain/(Loss)	$—	$—	$—	$(308,941)

Unrealized Gain/(Loss)	$(33,433)	$(9,670)	$(10,212)	$(335,303)

Fair Value as of 12/31/2011	$42,411	$12,238	$7,818	$8,830,660

	Frontier Long/Short Commodity Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale
Notional Amount	$26,385	$7,613	$4,863
Termination Date	3/20/2012	3/20/2012	12/20/2011
Investee Returns	On Default	On Default	On Default
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$(18,345)	$(6,402)	$(6,647)

Fair Value as of 12/31/2011	$26,385	$7,613	$4,863

	Frontier Masters Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale
Notional Amount	$20,485	$5,911	$3,776
Termination Date	3/20/2012	3/20/2012	12/20/2011
Investee Returns	On Default	On Default	On Default
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$(16,304)	$(4,692)	$(5,241)

Fair Value as of 12/31/2011	$20,485	$5,911	$3,776

	Balanced Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap	Option Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale	Company A
Notional Amount	$75,939	$21,913	$13,998	$15,792,082
Termination Date	3/20/2012	3/20/2012	12/20/2011	11/6/2012
Investee Returns	On Default	On Default	On Default	Total Returns
Realized Gain/(Loss)	$—	$—	$—	$6,689,123

Unrealized Gain/(Loss)	$(55,807)	$(17,764)	$(17,666)	$(8,755,515)

Fair Value as of 12/31/2011	$75,939	$21,913	$13,998	$27,790,087

	Tiverton/Graham/Transtrend Series (1)
	Credit Default Swap	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale
Notional Amount	$16,105	$4,647	$2,969
Termination Date	3/20/2012	3/20/2012	12/20/2011
Investee Returns	On Default	On Default	On Default
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$(13,633)	$(3,683)	$(4,135)

Fair Value as of 12/31/2011	$16,105	$4,647	$2,969

(1)	Formerly known as the Berkeley/Graham/Tiverton Series

	Currency Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap	Option Basket
Counterparty	BNP Paribas	Societe Generale	Societe Generale	Company B
Notional Amount	$4,871	$1,405	$898	$10,812,109
Termination Date	3/20/2012	3/20/2012	12/20/2011	1/26/2013
Investee Returns	On Default	On Default	On Default	On Default
Realized Gain/(Loss)	$—	$—	$—	$—

Unrealized Gain/(Loss)	$(3,983)	$(1,145)	$(1,228)	$(500,589)

Fair Value as of 12/31/2011	$4,871	$1,405	$898	$5,168,180

	Winton Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale
Notional Amount	$19,478	$5,621	$3,591
Termination Date	3/20/2012	3/20/2012	12/20/2011
Investee Returns	On Default	On Default	On Default
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$(17,486)	$(4,903)	$(5,453)

Fair Value as of 12/31/2011	$19,478	$5,621	$3,591

	Winton/Graham Series
	Credit Default Swap	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale
Notional Amount	$13,276	$3,831	$2,447
Termination Date	3/20/2012	3/20/2012	12/20/2011
Investee Returns	On Default	On Default	On Default
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$(13,104)	$(3,432)	$(3,713)

Fair Value as of 12/31/2011	$13,276	$3,831	$2,447

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

The following table summarizes the Balanced Series, Winton Series, Currency Series, Tiverton/Graham/Transtrend Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Frontier Diversified Series, and Frontier Masters Series investments in unconsolidated Trading Companies as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012		As of December 31, 2011
	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value

Series

Frontier Diversified Series —
Frontier Trading Companies I, II, V, VII, IX, XIV, XV, XVIII, XXI and XXIII	35.22%	$42,501,058	28.54%	$38,240,171

Frontier Masters Series —
Frontier Trading Companies II, XIV and XV	14.27%	$8,579,221	8.92%	$4,717,914

Frontier Long/Short Commodity Series —
Frontier Trading Company I, XVIII and XXIII	4.93%	$3,729,273	5.03%	$4,081,988

Balanced Series —
Frontier Trading Companies II, V, VII and XVIII	6.68%	$18,012,182	6.17%	$18,255,809

Tiverton/Graham/Transtrend Series) (1) —
Frontier Trading Companies V, XV and XXI	29.54%	$8,779,345	20.79%	$8,234,047

Currency Series —
Frontier Trading Company XVII	67.37%	$2,122,993	54.46%	$2,352,121

Winton Series —
Frontier Trading Company II	16.16%	$7,020,423	9.45%	$4,731,916

Winton/Graham Series —
Frontier Trading Companies II and V	25.71%	$6,129,459	27.53%	$8,473,424

(1)	Formerly known as the Berkeley/Graham/Tiverton Series.

The following tables summarize the Balanced Series, Winton Series, Currency Series, Tiverton/Graham/Transtrend Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Frontier Diversified Series and Frontier Masters Series equity in earnings from unconsolidated Trading Companies for the nine and three months ended September 30, 2012 and 2011.

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Change in Fair Value of Investments in Unconsolidated Trading Companies	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Change in Fair Value of Investments in Unconsolidated Trading Companies

Trading Company

Frontier Diversified Series —
Frontier Trading Company I LLC	$(548,081)	$2,682,665	$43,648	$2,178,232	$(897,614)	$(7,744,476)	$(2,676,647)	$(11,318,737)
Frontier Trading Company II LLC	(24,988)	(349,717)	(446,860)	(821,565)	(14,487)	3,368,474	(661,284)	2,692,703
Frontier Trading Company V LLC	(60,488)	520,005	(511,640)	(52,124)	(23,822)	(209,318)	(49,320)	(282,460)
Frontier Trading Company VI LLC	—	—	—	—	(1,073)	192,170	(95,556)	95,541
Frontier Trading Company VII, LLC	(292,225)	(11,523,540)	8,122,052	(3,693,712)	(327,082)	(21,067)	12,668,099	12,319,950
Frontier Trading Company IX, LLC	(12,383)	(279,001)	(62,409)	(353,793)	(14,896)	876,952	47,909	909,965
Frontier Trading Company XIV, LLC	(422,308)	9,598,657	134,134	9,310,484	—	—	—	—
Frontier Trading Company XV, LLC	(109,628)	(1,024,135)	(99,522)	(1,233,285)	(90,654)	3,796,286	(160,106)	3,545,526
Frontier Trading Company XVIII, LLC	(24,995)	306,715	(105,758)	175,962	(96,902)	(514,956)	1,944,940	1,333,082
Frontier Trading Company XXI, LLC	(834)	26,658	(3,205)	22,619	(529)	(32,296)	2,614	(30,211)
Frontier Trading Company XXIII, LLC	(22,330)	(367,519)	135,130	(254,719)	—	—	—	—

Total	$(1,518,260)	$(409,212)	$7,205,570	$5,278,098	$(1,467,059)	$(288,231)	$11,020,649	$9,265,359

Frontier Masters Series —
Frontier Trading Company II LLC	$(11,779)	$(157,423)	$(229,350)	$(398,552)	$(9,236)	$1,956,691	$(449,243)	$1,498,212
Frontier Trading Company XIV, LLC	(195,378)	4,036,881	(139,982)	3,701,521	(117,075)	3,793,892	32,591	$3,709,408
Frontier Trading Company XV, LLC	(38,432)	(318,002)	(57,922)	(414,356)	(34,342)	3,540	527,601	$496,799

Total	$(245,589)	$3,561,456	$(427,254)	$2,888,613	$(160,653)	$5,754,123	$110,949	$5,704,419

Frontier Long/Short Commodity Series —
Frontier Trading Company I LLC	$(48,910)	$(1,444,726)	$(350,054)	$(1,843,690)	$(38,668)	$924,491	$(234,820)	$651,003
Frontier Trading Companies VII, LLC	—	—	—	—	(351,809)	73,665,834	(63,287,455)	10,026,570
Frontier Trading Companies XVIII, LLC	(11,271)	116,615	(48,976)	56,368	—	—	—	—
Frontier Trading Companies XXIII, LLC	(18,453)	(103,400)	82,874	(38,979)	—	—	—	—

Total	$(78,634)	$(1,431,511)	$(316,155)	$(1,826,301)	$(390,477)	$74,590,325	$(63,522,275)	$10,677,573

Balanced Series —
Frontier Trading Company II LLC	$(49,697)	$(652,377)	$(1,302,487)	$(2,004,561)	$(32,907)	$7,421,284	$(1,495,919)	$5,892,458
Frontier Trading Company V LLC	(103,975)	769,579	(636,783)	28,821	—	—	—	—
Frontier Trading Company VII, LLC	(545,241)	(22,610,306)	16,047,057	(7,108,490)	(908,254)	3,534,286	33,194,115	35,820,147
Frontier Trading Company XIV, LLC	—	—	—	—	(83,595)	2,045,925	(189,232)	1,773,098
Frontier Trading Company XVIII, LLC	(10,452)	267,327	(42,881)	213,994	—	—	—	—
Frontier Trading Company XXIII, LLC	(20,804)	229,730	45,494	254,420	—	—	—	—

Total	$(730,169)	$(21,996,047)	$14,110,400	$(8,615,816)	$(1,024,756)	$13,001,495	$31,508,964	$43,485,703

Tiverton/Graham/Transtrend Series (1) —
Frontier Trading Company V LLC	$(113,007)	$2,510,500	$(2,450,908)	$(53,415)	$(180,284)	$(1,297,538)	$(397,302)	$(1,875,124)
Frontier Trading Company VI LLC	—	—	—	—	(1,451)	259,429	(127,648)	130,330
Frontier Trading Company XV, LLC	(53,677)	(399,398)	(135,117)	(588,191)	(53,403)	87,930	528,354	562,881
Frontier Trading Company XXI, LLC	(28,537)	1,173,471	(625,981)	518,953	—	—	—	—

Total	$(195,221)	$3,284,573	$(3,212,006)	$(122,653)	$(235,138)	$(950,179)	$3,404	$(1,181,913)

Currency Series —
Frontier Trading Company XVII LLC	$—	$—	$(229,606)	$(229,606)	$—	$—	$(94,181)	$(94,181)

Winton Series —
Frontier Trading Company II LLC	$(39,805)	$(531,851)	$(774,310)	$(1,345,966)	$(32,669)	$7,149,687	$(1,508,780)	$5,608,238

Winton/Graham Series —
Frontier Trading Company II LLC	$(13,788)	$(203,332)	$(72,990)	$(290,109)	$(15,117)	$3,224,822	$(728,888)	$2,480,817
Frontier Trading Company V LLC	(141,659)	703,045	(180,080)	381,305	(77,367)	(1,796,950)	231,887	(1,642,430)

	$(155,447)	$499,713	$(253,071)	$91,196	$(92,484)	$1,427,872	$(497,001)	$838,387

(1)	Formerly known as the Berkeley/Graham/Tiverton Series.

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
				Change in Fair Value				Change in Fair Value
			Change in	of Investments in			Change in	of Investments in
	Trading	Realized	Unrealized	Unconsolidated	Trading	Realized	Unrealized	Unconsolidated
	Commissions	Gain/(Loss)	Gain/(Loss)	Trading Companies	Commissions	Gain/(Loss)	Gain/(Loss)	Trading Companies

Trading Company

Frontier Diversified Series —
Frontier Trading Company I LLC	$(147,606)	$(191,391)	$(393,000)	$(731,997)	$(260,794)	$(5,009,199)	$(866,940)	$(6,136,933)
Frontier Trading Company II LLC	(6,875)	7,849	420,549	421,523	(5,441)	2,176,643	288,217	2,459,419
Frontier Trading Company V LLC	(11,924)	583,700	(459,899)	111,877	(9,413)	(204,203)	50,001	(163,615)
Frontier Trading Company VII, LLC	(107,417)	(12,417,915)	10,661,492	(1,863,840)	(102,309)	(98,484)	1,273,306	1,072,513
Frontier Trading Company IX, LLC	(19)	532	—	513	(6,033)	1,241,223	405,403	1,640,593
Frontier Trading Company XIV, LLC	(161,652)	6,242,591	(542,495)	5,538,444	—	—	—	—
Frontier Trading Company XV, LLC	(34,788)	92,877	(43,252)	14,837	(52,585)	3,042,833	190,468	3,180,716
Frontier Trading Company XVIII, LLC	(1,662)	57,605	14,262	70,205	(31,636)	(2,277,417)	5,169,906	2,860,853
Frontier Trading Company XXI, LLC	(309)	4,122	(1,108)	2,705	(189)	(14,976)	4,344	(10,821)
Frontier Trading Company XXIII, LLC	(12,364)	(550,605)	122,426	(440,543)	—	—	—	—

Total	$(484,616)	$(6,170,635)	$9,778,975	$3,123,724	$(468,400)	$(1,143,580)	$6,514,705	$4,902,725

Frontier Masters Series —
Frontier Trading Company II LLC	$(3,386)	$7,390	$174,274	$178,278	$(2,570)	$1,003,704	$194,611	$1,195,745
Frontier Trading Company XIV, LLC	(65,090)	2,513,002	(222,782)	2,225,130	(36,324)	1,954,026	270,966	$2,188,668
Frontier Trading Company XV, LLC	(14,120)	44,241	(39,084)	(8,963)	(10,235)	(717,523)	1,662,733	$934,975

Total	$(82,596)	$2,564,633	$(87,592)	$2,394,445	$(49,129)	$2,240,207	$2,128,310	$4,319,388

Frontier Long/Short Commodity Series —
Frontier Trading Company I LLC	$(18,573)	$(370,180)	$2,936	$(385,817)	$(18,529)	$446,041	$678,770	$1,106,282
Frontier Trading Companies VII, LLC	—	—	—	—	(94,202)	11,480,590	(12,103,528)	(717,140)
Frontier Trading Companies XXIII, LLC	(6,502)	(323,461)	68,223	(261,740)	—	—	—	—

Total	$(25,075)	$(693,641)	$71,159	$(647,557)	$(112,731)	$11,926,631	$(11,424,758)	$389,142

Balanced Series —
Frontier Trading Company II LLC	$(14,301)	$70,125	$373,430	$429,254	$(11,627)	$4,606,141	$718,073	$5,312,587
Frontier Trading Company V LLC	(17,266)	845,162	(665,782)	162,114	—	—	—	—
Frontier Trading Company VII, LLC	(192,209)	(24,332,527)	20,896,332	(3,628,404)	(260,016)	(1,089,579)	3,428,506	2,078,911
Frontier Trading Company XVIII, LLC	(5,348)	185,413	46,345	226,410	—	—	—	—
Frontier Trading Company XXIII, LLC	(872)	(136,395)	19,584	(117,683)	—	—	—	—

Total	$(229,996)	$(23,368,222)	$20,669,909	$(2,928,309)	$(271,643)	$3,516,562	$4,146,579	$7,391,498

Tiverton/Graham/Transtrend Series (1) —
Frontier Trading Company V LLC	$(22,533)	$1,102,656	$(865,374)	$214,749	$(62,442)	$(1,352,633)	$332,016	$(1,083,059)
Frontier Trading Company XV, LLC	(20,157)	62,519	(55,047)	(12,684)	(14,644)	(1,026,550)	2,377,444	1,336,250
Frontier Trading Company XXI, LLC	(13,232)	174,405	(40,209)	120,964	—	—	—	—

Total	$(55,922)	$1,339,580	$(960,630)	$323,029	$(77,086)	$(2,379,183)	$2,709,460	$253,191

Currency Series —
Frontier Trading Company XVII LLC	$—	$—	$2,940	$2,940	$—	$—	$(94,181)	$(94,181)

Winton Series —
Frontier Trading Company II LLC	$(11,442)	$24,971	$588,982	$602,511	$(10,085)	$4,069,347	$784,455	$4,843,717

Winton/Graham Series —
Frontier Trading Company II LLC	$(3,363)	$326	$426,552	$423,516	$(3,773)	$1,525,312	$296,182	$1,817,721
Frontier Trading Company V LLC	(21,237)	834,906	(51,282)	762,386	(70,441)	(1,488,064)	355,194	(1,203,311)

	$(24,600)	$835,232	$375,270	$1,185,902	$(74,214)	$37,248	$651,376	$614,410

(1)	Formerly known as the Berkeley/Graham/Tiverton Series.

The statements of financial condition as of September 30, 2012 and December 31, 2011 and the Condensed Statement of Income for the nine and three months ended September 30, 2012 and 2011 for the unconsolidated Trading Companies are as follows:

	Frontier Trading	Frontier Trading
Statements of Financial Condition - September 30, 2012	Company II LLC	Company V LLC

Receivable from commission merchants	$22,989,870	$18,084,736
Open trade equity/(deficit)	1,136,578	(2,409,998)

Total assets	$24,126,448	$15,674,738

Members’ equity	$24,126,448	$15,674,738

Condensed Statement of Income - For the Nine Months Ended September 30, 2012

Interest income	$24,381	$9,471
Net realized gain/(loss) on investments, less commissions	(2,034,756)	4,084,001
Change in open trade equity/(deficit)	(2,825,996)	(3,779,410)

Net income/(loss)	$(4,836,371)	$314,062

Condensed Statement of Income - For the Three Months Ended September 30, 2012

Interest income	$7,977	$7,318
Net realized gain/(loss) on investments, less commissions	71,295	3,293,463
Change in open trade equity/(deficit)	1,983,787	(2,042,336)

Net income/(loss)	$2,063,059	$1,258,445

	Frontier Trading	Frontier Trading
Statements of Financial Condition - September 30, 2011	Company II LLC	Company V LLC

Receivable from commission merchants	$13,144,853	$6,298,040
Open trade equity/(deficit)	1,412,778	395,924

Total assets	$14,557,631	$6,693,964

Members’ equity	$14,557,631	$6,693,964

Condensed Statement of Income - For the Nine Months Ended September 30, 2011

Interest income	$5,863	$5,066
Net realized gain/(loss) on investments, less commissions	23,016,544	(3,296,188)
Change in open trade equity/(deficit)	(4,844,114)	(1,031,129)

Net income	$18,178,293	$(4,322,251)

Condensed Statement of Income - For the Three Months September 30, 2011

Interest income	$5,054	$937
Net realized gain/(loss) on investments, less commissions	13,347,654	(3,187,196)
Change in open trade equity/(deficit)	2,281,537	737,210

Net income	$15,634,245	$(2,449,049)

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

Expenses

Management Fees - Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets attributable to such Series (including notional assets), calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series, 2.0% for the Winton Series, Currency Series, Frontier Long/Short Commodity Series Class 1 a and Class 2a and Frontier Masters Series, .075% for Frontier Diversified Series, 2.5% for the Winton/Graham Series and Tiverton/Graham/Transtrend Series, and 3.5% for the Frontier Long/Short Commodity Series Class 1 and Class 2. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

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

The following table summarizes fees earned by the Managing Owner for the nine and three months ended September 30, 2012 and 2011.

Series: Nine Months Ended September 30, 2012	Management Fees	Trading Fees	Incentive Fees	Service Fees

Frontier Diversified Series	$1,445,371	$2,258,377	$3,079,256	$1,131,348
Frontier Masters Series	1,069,958	979,635	488,081	584,434
Frontier Long/Short Commodity Series	2,599,254	778,408	1,059,204	352,904
Balanced Series	1,940,876	1,373,998	6,553,867	3,845,995
Tiverton/Graham/Transtrend Series	956,639	193,716	65,989	686,786
Currency Series	—	20,595	—	81,340
Winton Series	787,335	263,127	—	806,539
Winton/Graham Series	813,420	151,266	—	491,271

Series: Nine Months Ended September 30, 2011	Management Fees	Trading Fees	Incentive Fees	Service Fees

Frontier Diversified Series	$1,469,361	$2,675,921	$4,386,760	$1,393,776
Frontier Masters Series	1,094,180	1,095,725	805,663	624,864
Frontier Long/Short Commodity Series	2,781,137	536,554	2,744,245	673,297
Balanced Series	1,922,751	1,280,779	11,575,647	5,638,744
Tiverton/Graham/Transtrend Series	948,867	212,756	29,678	1,144,674
Currency Series	80,701	53,198	—	121,438
Winton Series	960,130	203,804	813,809	985,426
Winton/Graham Series	1,095,659	169,014	298,707	828,649

Series: Three Months Ended September 30, 2012	Management Fees	Trading Fees	Incentive Fees	Service Fees

Frontier Diversified Series	$443,895	$735,492	$1,456,640	$366,831
Frontier Masters Series	364,814	342,724	403,573	207,528
Frontier Long/Short Commodity Series	868,971	266,738	585,049	112,879
Balanced Series	601,212	443,728	3,268,561	1,240,331
Tiverton/Graham/Transtrend Series	326,209	60,869	7,136	213,767
Currency Series	—	6,351	—	24,937
Winton Series	259,965	84,533	—	257,849
Winton/Graham Series	225,076	47,300	—	153,063

Series: Three Months Ended September 30, 2011	Management Fees	Trading Fees	Incentive Fees	Service Fees

Frontier Diversified Series	$519,364	$808,751	$1,467,047	$417,549
Frontier Masters Series	355,001	332,882	534,851	193,356
Frontier Long/Short Commodity Series	910,662	207,381	440,077	177,277
Balanced Series	664,399	369,151	2,903,887	1,525,660
Tiverton/Graham/Transtrend Series	258,162	58,000	29,678	313,464
Currency Series	1,673	7,548	—	35,747
Winton Series	309,397	63,844	565,219	300,670
Winton/Graham Series	283,356	45,550	227,833	223,405

The following table summarizes fees payable to the Managing Owner as of September 30, 2012.

Series:	Management Fees	Trading Fees	Incentive Fees	Service Fees

Frontier Diversified Series	$144,194	$236,263	$1,456,641	$91,573
Frontier Masters Series	119,916	113,102	403,572	51,507
Frontier Long/Short Commodity Series	287,977	88,080	592,061	24,317
Balanced Series	190,633	146,800	3,268,560	359,015
Tiverton/Graham/Transtrend Series	106,160	18,967	7,136	64,380
Currency Series	—	1,956	—	3,882
Winton Series	84,397	27,034	—	65,968
Winton/Graham Series	64,529	14,864	—	43,304

The following table summarizes fees payable to the Managing Owner as of December 31, 2011.

Series:	Management Fees	Trading Fees	Incentive Fees	Service Fees

Frontier Diversified Series	$180,232	$269,021	$522,033	$76,877
Frontier Masters Series	117,541	105,278	—	41,911
Frontier Long/Short Commodity Series	284,677	83,646	127,052	22,920
Balanced Series	241,525	176,398	1,195,031	435,380
Tiverton/Graham/Transtrend Series	101,400	25,212	—	87,016
Currency Series	—	2,727	—	6,285
Winton Series	90,559	31,302	—	78,044
Winton/Graham Series	100,311	19,427	—	57,141

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the nine months ended September, 2012, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $8,022 for the Tiverton/Graham/Transtrend Series, $3,584 for the Frontier Diversified Series and $4,272 for the Frontier Long/Short Commodity Series. For the nine months ended September 30, 2012, amounts paid or owing the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $18,610 for the Balanced Series, $990 for the Currency Series, $2,928 for the Winton/Graham Series, $4,714 for the Winton Series and $432 for the Frontier Masters Series.

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

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Tiverton/Graham/Transtrend Series, Currency Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series and Balanced Series (Class 1a and Class 2a only) 20% of the total interest allocated to each Series is paid to the Managing Owner. During the nine months ended September 30, 2012, and 2011 the Trust, with respect to the Series, paid $5,748,014 and $7,197,876, respectively, of such interest income to the Managing Owner. Such expenses are not included in the statements of operations of the Series.

The Managing Owner paid to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $465,830 and $1,483,875, respectively, for the nine months ended September 30, 2012 and 2011. The amount paid under this agreement was $0 and $429,634, respectively, for the three months ended September 30, 2012 and 2011.This agreement ended April 19, 2012.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $2,030,547 and $2,670,975, respectively, for the nine months ended September 30, 2012 and 2011. For these services, the Managing Owner paid Solon Capital, LLC, $665,527 and $773,341, respectively, for the three months ended September 30, 2012 and 2011.

Equinox Group Distributors, LLC (Formerly known as Bornhoft Group Securities Corporation), a subsidiary of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations. Its results are consolidated with the Managing Owner.

7. Financial Highlights

The following information presents the financial highlights of the Trust, with respect to the Series, for the nine and three months ended September 30, 2012 and 2011.

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series (6)
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2011	$99.40	$103.96	$100.25	$104.83	$136.13	$161.97	$161.96	$121.71	$127.23
Net operating results:
Interest income	1.29	1.35	1.46	1.54	2.01	2.06	2.41	1.83	2.15
Expenses	(6.87)	(5.51)	(6.40)	(5.00)	(10.98)	(8.71)	(10.19)	(9.98)	(9.09)
Net gain/(loss) on investments, net of non-controlling interests	4.00	3.85	9.61	9.79	8.24	9.96	11.15	9.86	10.36

Net income/(loss)	(1.58)	(0.30)	4.67	6.34	(0.72)	3.31	3.37	1.71	3.41

Net asset value, September 30, 2012 or at cessation of operations	$97.82	$103.66	$104.92	$111.17	$135.41	$165.28	$165.33	$123.42	$130.64

Ratios to average net assets (3)
Net investment income/(loss)	–6.71%	–4.53%	–6.23%	–4.06%	-10.80%	–5.27%	–5.91%	–8.41%	–6.51%
Expenses before incentive fees	6.02%	3.85%	7.29%	5.13%	11.99%	5.45%	6.38%	8.90%	7.25%
Expenses after incentive fees	8.43%	6.27%	8.17%	6.01%	13.50%	6.96%	7.89%	10.41%	8.76%
Total return before incentive fees (2)	0.82%	2.12%	5.54%	6.93%	0.98%	3.56%	3.59%	2.92%	4.19%
Total return after incentive fees (2)	–1.59%	–0.29%	4.66%	6.05%	–0.53%	2.04%	2.08%	1.40%	2.68%

						Tiverton/Graham/Transtrend
	Balanced Series (5)					Series (4)		Currency Series
	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2011	$124.50	$108.45	$155.02	$128.35	$128.36	$91.02	$111.84	$70.48	$87.61
Net operating results:
Interest income	0.11	0.09	0.14	0.11	0.11	0.40	0.50	0.00	0.00
Expenses	(7.93)	(6.87)	(6.50)	(5.37)	(5.40)	(5.07)	(3.84)	(1.90)	(0.48)
Net gain/(loss) on investments, net of non-controlling interests	6.11	10.89	7.63	7.05	6.64	(1.05)	(1.37)	(4.44)	(5.54)

Net income/(loss)	(1.71)	4.13	1.28	1.80	1.36	(5.72)	(4.72)	(6.34)	(6.02)

Net asset value, September 30, 2012 or at cessation of operations	$122.79	$112.58	$156.30	$130.15	$129.72	$85.30	$107.12	$64.14	$81.59

Ratios to average net assets (3)
Net investment income/(loss)	–7.47%	–9.21%	–4.53%	–4.52%	–4.53%	–6.78%	–3.92%	–3.59%	–0.72%
Expenses before incentive fees	4.82%	6.59%	1.88%	1.87%	1.88%	7.18%	4.33%	3.59%	0.72%
Expenses after incentive fees	7.59%	9.37%	4.65%	4.64%	4.65%	7.37%	4.52%	3.59%	0.72%
Total return before incentive fees (2)	1.40%	6.58%	3.60%	4.17%	3.99%	–6.10%	–4.03%	–9.00%	–6.87%
Total return after incentive fees (2)	–1.37%	3.81%	0.83%	1.40%	1.22%	–6.28%	–4.22%	–9.00%	–6.87%

	Winton Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2011	$141.13	$165.82	$104.73	$129.70
Net operating results:
Interest income	1.12	1.33	0.33	0.41
Expenses	(6.13)	(3.63)	(6.00)	(4.61)
Net gain/(loss) on investments, net of non-controlling interests	(4.40)	(5.25)	(0.26)	(0.37)

Net income/(loss)	(9.40)	(7.54)	(5.93)	(4.57)

Net asset value, September 30, 2012	$131.73	$158.28	$98.80	$125.13

Ratios to average net assets (3)
Net investment income/(loss)	–4.72%	–1.84%	–7.22%	–4.32%
Expenses before incentive fees	5.78%	2.91%	7.63%	4.74%
Expenses after incentive fees	5.78%	2.91%	7.63%	4.74%
Total return before incentive fees (2)	–6.66%	–4.55%	–5.66%	–3.52%
Total return after incentive fees (2)	–6.66%	–4.55%	–5.66%	–3.52%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period.

The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Computed using average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Formerly the Berkeley/Graham/Tiverton Series.
(5)	Class 1a operations ceased July 17, 2012 and all remaining Units were exchanged for Class 3a Units.
(6)	Class 1 operations ceased July 18, 2012 and all remaining Units were exchanged for Class 3 Units.

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series (6)
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, June 30, 2012	$97.60	$102.99	$102.04	$107.65	$128.07	$154.20	$154.18	$115.26	$121.54
Net operating results:
Interest income	0.42	0.44	0.46	0.49	0.63	0.59	0.79	0.62	0.79
Expenses	(2.66)	(2.23)	(2.61)	(2.16)	(4.30)	(3.03)	(4.05)	(4.27)	(4.05)
Net gain/(loss) on investments, net of non-controlling interests	2.46	2.46	5.03	5.19	11.01	13.52	14.41	11.81	12.36

Net income/(loss)	0.22	0.67	2.88	3.52	7.34	11.08	11.15	8.16	9.10

Net asset value, September 30, 2012 or at cessation of operations	$97.82	$103.66	$104.92	$111.17	$135.41	$165.28	$165.33	$123.42	$130.64

Ratios to average net assets (3)
Net investment income/(loss)	–5.53%	–3.30%	–6.15%	–3.96%	–41.61%	–4.46%	–5.68%	–9.63%	–6.98%
Expenses before incentive fees	6.07%	3.84%	7.25%	5.07%	50.73%	5.14%	6.87%	10.94%	8.73%
Expenses after incentive fees	7.24%	5.01%	7.95%	5.77%	51.57%	5.98%	7.71%	11.78%	9.56%
Total return before incentive fees (2)	1.39%	1.82%	3.52%	15.90%	6.57%	8.03%	8.07%	7.92%	8.33%
Total return after incentive fees (2)	0.23%	0.65%	2.82%	3.27%	5.73%	7.19%	7.23%	7.08%	7.49%

						Tiverton/Graham/Transtrend
	Balanced Series (5)					Series (4)		Currency Series
	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2012	$122.65	$108.13	$155.01	$128.99	$128.54	$86.29	$107.04	$64.87	$81.87
Net operating results:
Interest income	0.01	0.01	0.02	0.01	0.01	0.21	0.26	0.00	0.00
Expenses	(3.30)	(2.90)	(2.99)	(2.49)	(2.48)	(1.74)	(1.35)	(0.62)	(0.16)
Net gain/(loss) on investments, net of non-controlling interests	3.43	7.34	4.26	3.64	3.65	0.54	1.17	(0.11)	(0.12)

Net income/(loss)	0.14	4.45	1.29	1.16	1.18	(0.99)	0.08	(0.73)	(0.28)

Net asset value, September 30, 2012 or at cessation of operations	$122.79	$112.58	$156.30	$130.15	$129.72	$85.30	$107.12	$64.14	$81.59

Ratios to average net assets (3)
Net investment income/(loss)	–6.26%	–27.55%	–3.24%	–3.24%	-3.24%	–7.00%	–3.98%	–3.81%	–0.76%
Expenses before incentive fees	4.88%	26.34%	1.86%	1.86%	6.24%	7.92%	4.91%	3.81%	0.76%
Expenses after incentive fees	6.30%	27.76%	3.28%	3.28%	7.67%	7.95%	4.93%	3.81%	0.76%
Total return before incentive fees (2)	1.54%	5.54%	2.25%	2.32%	2.50%	–1.13%	0.10%	–1.13%	–0.34%
Total return after incentive fees (2)	0.11%	4.12%	0.83%	0.90%	1.07%	–1.15%	0.07%	–1.13%	–0.34%

	Winton Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2012	$131.72	$157.12	$96.05	$120.78
Net operating results:
Interest income	0.38	0.46	0.13	0.16
Expenses	(2.03)	(1.23)	(1.87)	(1.39)
Net gain/(loss) on investments, net of non-controlling interests	1.66	1.93	4.49	5.58

Net income/(loss)	0.01	1.16	2.75	4.35

Net asset value, September 30, 2012	$131.73	$158.28	$98.80	$125.13

Ratios to average net assets (3)
Net investment income/(loss)	–4.98%	–1.95%	–7.19%	–4.04%
Expenses before incentive fees	6.13%	3.10%	7.72%	4.57%
Expenses after incentive fees	6.13%	3.10%	7.72%	4.57%
Total return before incentive fees (2)	0.01%	0.74%	2.86%	3.60%
Total return after incentive fees (2)	0.01%	0.74%	2.86%	3.60%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period.

The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Computed using average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized
(4)	Formerly the Berkeley/Graham/Tiverton Series.
(5)	Class 1a operations ceased July 17, 2012 and all remaining Units were exchanged for Class 3a Units.
(6)	Class 1 operations ceased July 18, 2012 and all remaining Units were exchanged for Class 3 Units.

	Frontier Diversified Series		Frontier Long/Short Commodity Series					Frontier Masters Series
	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2010	$103.58	$106.46	$132.73	$153.26	$153.26	$117.96	$121.18	$102.96	$105.81
Net operating results:
Interest income	1.22	1.26	1.96	2.29	2.29	1.74	1.80	1.25	1.29
Expenses	(7.53)	(6.02)	(14.30)	(13.27)	(13.28)	(12.69)	(10.45)	(6.62)	(5.13)
Net gain/(loss) on investments, net of non-controlling interests	3.20	2.92	16.21	19.03	19.03	14.66	14.10	5.17	5.03

Net income/(loss)	(3.11)	(1.84)	3.87	8.05	8.04	3.71	5.45	(0.20)	1.19

Net asset value, September 30, 2011	$100.47	$104.62	$136.60	$161.31	$161.30	$121.67	$126.63	$102.76	$107.00

Ratios to average net assets (3)
Net investment gain/(loss)	–8.12%	–5.92%	–11.39%	–8.69%	–8.69%	–11.39%	–8.69%	–6.96%	–4.81%
Expenses before incentive fees	5.84%	3.64%	8.45%	5.75%	5.75%	8.45%	5.75%	6.85%	4.70%
Expenses after incentive fees	9.69%	7.50%	13.20%	10.50%	10.50%	13.20%	10.50%	8.57%	6.42%
Total return before incentive fees (2)	0.36%	1.43%	15.11%	13.11%	8.34%	–0.56%	0.90%	1.45%	2.31%
Total return after incentive fees (2)	–2.52%	–1.45%	11.56%	9.55%	4.79%	–4.11%	–2.65%	0.16%	1.01%

	Balanced Series					Tiverton/Graham/Transtrend Series (4)
	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2010	$131.95	$116.36	$159.46	$133.66	$133.66	$110.46	$131.73
Net operating results:
Interest income	0.15	0.13	0.18	0.15	0.15	0.13	0.16
Expenses	(8.93)	(7.85)	(7.25)	(6.05)	(6.06)	(4.59)	(2.65)
Net gain/(loss) on investments, net of non-controlling interests	2.86	1.44	3.37	1.55	1.56	(7.27)	(8.82)

Net income/(loss)	(5.92)	(6.28)	(3.70)	(4.35)	(4.35)	(11.73)	(11.31)

Net asset value, September 30, 2011	$126.03	$110.08	$155.76	$129.31	$129.31	$98.73	$120.42

Ratios to average net assets (3)
Net investment gain/(loss)	–8.84%	–8.84%	–5.84%	–5.84%	–5.84%	–5.59%	–2.59%
Expenses before incentive fees	4.30%	4.30%	1.30%	1.30%	1.30%	5.69%	2.69%
Expenses after incentive fees	8.99%	8.99%	5.99%	5.99%	5.99%	5.76%	2.76%
Total return before incentive fees (2)	0.30%	–0.24%	1.73%	0.51%	0.71%	–10.35%	–7.86%
Total return after incentive fees (2)	–3.21%	–3.75%	–1.78%	–3.00%	–2.80%	–10.40%	–7.91%

	Currency Series (5)		Winton Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2010	$79.09	$95.43	$135.04	$153.99	$119.83	$144.04
Net operating results:
Interest income	0.76	0.93	0.81	0.94	0.41	0.50
Expenses	(3.39)	(2.08)	(7.97)	(5.65)	(6.70)	(4.91)
Net gain/(loss) on investments, net of non-controlling interests	(4.35)	(5.31)	14.19	16.39	(0.23)	(0.34)

Net income/(loss)	(6.98)	(6.46)	7.03	11.68	(6.52)	(4.75)

Net asset value, September 30, 2011	$72.11	$88.97	$142.07	$165.67	$113.31	$139.29

Ratios to average net assets (3)
Net investment gain/(loss)	–4.66%	–1.67%	–6.98%	–3.98%	–7.10%	–4.10%
Expenses before incentive fees	6.00%	3.01%	5.81%	2.81%	6.69%	3.70%
Expenses after incentive fees	6.00%	3.01%	7.77%	4.77%	7.57%	4.57%
Total return before incentive fees (2)	–9.13%	–3.14%	6.37%	8.73%	–4.08%	–1.29%
Total return after incentive fees (2)	–9.13%	–3.14%	4.90%	7.26%	–4.73%	–1.95%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period.

The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Computed using average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized
(4)	Formerly the Berkely/Graham/Tiverton Series.
(5)	For the nine months ended September 30, 2011, 6.97% of the Currency Series’ Class 1 total return and 2.40% of the Currency Series’ Class 2 total return consists of a discretionary voluntary reimbursement by the managing owner for a realized investment loss. Excluding this item, total return would have been (16.11%) for Currency Series Class 1 and (5.54%) for Currency Series Class 2.

	Frontier Diversified Series		Frontier Long/Short Commodity Series					Frontier Masters Series
	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2011	$101.63	$105.37	$140.52	$164.69	$164.68	$124.76	$129.28	$99.01	$102.63
Net operating results:
Interest income	0.44	0.45	0.71	0.83	0.83	0.63	0.65	0.53	0.55
Expenses	(2.60)	(2.12)	(4.03)	(3.67)	(3.66)	(3.57)	(2.87)	(2.79)	(2.32)
Net gain/(loss) on investments, net of non-controlling interests	1.00	0.92	(0.60)	(0.54)	(0.55)	(0.15)	(0.43)	6.01	6.14

Net income/(loss)	(1.16)	(0.75)	(3.92)	(3.38)	(3.38)	(3.09)	(2.65)	3.75	4.37

Net asset value, September 30, 2011	$100.47	$104.62	$136.60	$161.31	$161.30	$121.67	$126.63	$102.76	$107.00

Ratios to average net assets (3)
Net investment gain/(loss)	–8.61%	–6.41%	–9.16%	–6.65%	–6.65%	–9.16%	–6.65%	–8.76%	–6.62%
Expenses before incentive fees	6.08%	3.87%	8.67%	6.16%	6.16%	8.67%	6.16%	7.01%	4.87%
Expenses after incentive fees	10.35%	8.15%	11.10%	8.59%	8.59%	11.10%	8.59%	10.80%	8.66%
Total return before incentive fees (2)	–0.06%	0.39%	–1.02%	–0.58%	–1.53%	–2.64%	–2.62%	4.61%	5.06%
Total return after incentive fees (2)	–1.14%	–0.69%	–1.63%	–1.19%	–2.14%	–3.26%	–3.24%	3.66%	4.10%

	Balanced Series					Tiverton/Graham/Transtrend Series (4)
	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2011	$130.46	$114.39	$160.02	$133.35	$133.36	$100.81	$122.02
Net operating results:
Interest income	0.08	0.07	0.09	0.08	0.08	0.12	0.14
Expenses	(2.77)	(2.42)	(2.24)	(1.86)	(1.86)	(1.50)	(0.90)
Net gain/(loss) on investments, net of non-controlling interests	(1.74)	(1.96)	(2.11)	(2.26)	(2.27)	(0.70)	(0.84)

Net income/(loss)	(4.43)	(4.31)	(4.26)	(4.04)	(4.05)	(2.08)	(1.60)

Net asset value, September 30, 2011	$126.03	$110.08	$155.76	$129.31	$129.31	$98.73	$120.42

Ratios to average net assets (3)
Net investment gain/(loss)	–8.50%	–8.50%	–5.50%	–5.50%	–5.50%	–5.48%	–2.48%
Expenses before incentive fees	4.51%	4.51%	1.50%	1.50%	1.50%	5.69%	2.69%
Expenses after incentive fees	8.73%	8.73%	5.73%	5.73%	5.73%	5.95%	2.95%
Total return before incentive fees (2)	–2.55%	–2.86%	–1.77%	–2.20%	–2.30%	–1.99%	–1.26%
Total return after incentive fees (2)	–3.62%	–3.92%	–2.83%	–3.27%	–3.37%	–2.05%	–1.32%

	Currency Series (5)		Winton Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2011	$74.74	$91.54	$132.13	$152.92	$113.85	$138.90
Net operating results:
Interest income	0.07	0.09	0.32	0.38	0.21	0.25
Expenses	(0.67)	(0.16)	(3.63)	(2.98)	(2.66)	(2.17)
Net gain/(loss) on investments, net of non-controlling interests	(2.03)	(2.50)	13.25	15.35	1.91	2.31

Net income/(loss)	(2.63)	(2.57)	9.94	12.75	(0.54)	0.39

Net asset value, September 30, 2011	$72.11	$88.97	$142.07	$165.67	$113.31	$139.29

Ratios to average net assets (3)
Net investment gain/(loss)	–3.30%	–0.30%	–9.34%	–6.34%	–8.35%	–5.35%
Expenses before incentive fees	3.69%	0.69%	5.89%	2.89%	6.58%	3.58%
Expenses after incentive fees	3.69%	0.69%	10.25%	7.25%	9.05%	6.05%
Total return before incentive fees (2)	–3.69%	–0.60%	8.27%	8.93%	0.27%	1.03%
Total return after incentive fees (2)	–3.69%	–0.60%	7.17%	7.83%	–0.35%	0.40%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period.

The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Computed using average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized
(4)	Formerly the Berkely/Graham/Tiverton Series. represents the liquidation value.
(5)	For the three months ended September 30, 2011, 8.10% of the Currency Series’ Class 1 total return and 1.31% of the Currency Series’ Class 2 total return consists of a discretionary voluntary reimbursement by the managing owner for a realized investment loss. Excluding this item, total return would have been (11.79%) for Currency Series Class 1 and (1.90%) for Currency Series Class 2.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of September 30, 2012 and December 31, 2011 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts. This activity was performed by affiliated Trading Companies and does not include activity of unaffiliated trading Company investments.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For The Three Months Ended September 30, 2012

Monthly average contracts	Bought	Sold

Frontier Long/Short Commodity Series	3,308	3,232
Balanced Series	16,100	15,192
Frontier Masters Series	728	692

For The Nine Months Ended September 30, 2012

Monthly average contracts	Bought	Sold

Frontier Long/Short Commodity Series	12,808	14,032
Balanced Series	35,400	37,492
Frontier Masters Series	1,628	1,392

For The Three Months Ended September 30, 2011

Monthly average contracts	Bought	Sold

Frontier Long/Short Commodity Series	149,200	104,200
Frontier Masters Series	6,800	2,900
Balanced Series	12,200	4,600
Currency Series	3,800	1,500

For The Nine Months Ended September 30, 2011

Monthly average contracts	Bought	Sold

Frontier Long/Short Commodity Series	149,200	104,200
Frontier Masters Series	15,200	5,800
Balanced Series	24,300	11,600
Currency Series	7,000	3,500
Winton/Graham Series	17,900	6,800

The following tables summarize the trading revenues for the nine and three months ended September 30, 2012 and 2011 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2012 (1)

Type of contract	Frontier Long/Short Commodity Series	Frontier Masters Series	Balanced Series

Metals	$1,035,617	$(83,958)	$(999,514)
Currencies	(223,060)	644,753	7,244,212
Energies	(36,916,109)	(1,030,886)	(2,887,295)
Agriculturals	(1,784,729)	(160,749)	(153,297)
Interest rates	(463,226)	479,790	12,318,263
Stock indices	1,066,555	777,791	3,920,788

Realized trading income/(loss)(2)	$(37,284,952)	$626,741	$19,443,157

Realized Trading Revenue from Futures, Forwards and Options

for the Nine Months Ended September 30, 2012 (1)

Type of contract	Frontier Long/Short Commodity Series	Frontier Masters Series	Balanced Series

Metals	$(19,358,229)	$732,055	$(568,809)
Currencies	(8,956,393)	497,081	3,992,511
Energies	(6,913,808)	(849,482)	(7,560,401)
Agriculturals	(5,969,527)	528,378	(1,371,522)
Interest rates	(10,717,684)	3,815,021	38,223,501
Stock indices	16,493,073	(658,159)	1,032,951

Realized trading income/(loss)(2)	$(35,422,568)	$4,064,894	$33,748,231

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2012 (1)

Type of contract	Frontier Long/Short Commodity Series	Frontier Masters Series	Balanced Series

Metals	$977,265	$198,371	$(1,564,940)
Currencies	(49,765)	(57,024)	(2,430,043)
Energies	33,718,036	(105,715)	192,441
Agriculturals	6,164,516	(8,816)	(994,834)
Interest rates	(367,133)	210,079	4,121,352
Stock indices	(999,355)	(395,190)	(2,197,371)

Change in unrealized trading income/(loss)(3)	$39,443,564	$(158,295)	$(2,873,395)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2012 (1)

Type of contract	Frontier Long/Short Commodity Series	Frontier Masters Series	Balanced Series

Metals	$6,203,747	$230,263	$(331,441)
Currencies	17,798,560	(129,384)	(342,917)
Energies	2,952,524	(707,102)	(1,032,360)
Agriculturals	10,232,405	(231,283)	(2,648,196)
Interest rates	(4,147,506)	125,432	5,620,385
Stock indices	129,696	(294,603)	(1,602,508)

Change in unrealized trading income/(loss)(3)	$33,169,426	$(1,006,677)	$(337,037)

(1)	The Frontier Diversified Series, Tiverton/Graham/Ttranstrend Series (formerly known as Berkely/Graham/Tiverton Series), Winton/Graham Series and Winton Series participate in trading activities through equity in earnings/(loss) from trading companies. The Frontier Long/Short Commodity Series consolidated Frontier Trading Company XVIII as of May 15, 2012 and the Balanced Series consolidated the Frontier Trading Company XVIII prior to May 15, 2012. The Balanced Series consolidated Frontier Trading Company XIV, LLC as of June 20, 2011, Frontier Trading Company VI, LLC as of April 18, 2011 and Frontier Trading Company XXIII, LLLC as of July 7, 2012.
(2)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures, forwards and options.
(3)	Amounts recorded in the Statements of Operations under Net change in open trade equity.

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

Type of contract	Frontier Long/Short Commodity Series	Frontier Masters Series	Balanced Series

Metals	$15,878,273	$(50,223)	$22,091,608
Currencies	(555,810)	609,296	(22,590,346)
Energies	(13,233,592)	51,126	2,644,424
Agriculturals	(467,268)	(31,548)	(4,261,859)
Interest rates	(1,797,937)	(1,224,260)	1,374,509
Stock indices	(426,825)	910,501	(3,438,136)

Change in unrealized trading income/(loss)(3)	$(603,159)	$264,892	$(4,179,800)

Type of contract	Currency Series	Winton/Graham Series

Metals	$—	$(619,217)
Currencies	(27,166)	(571,607)
Energies	—	12,279
Agriculturals	—	(371,424)
Interest rates	—	(285,680)
Stock indices	—	313,862

Change in unrealized trading income/(loss)(3)	$(27,166)	$(1,521,787)

(1)	The Frontier Diversified Series, Tiverton/Graham/Transtren Series (formerly known as Berkely/Graham/Tiverton Series), Currency Series, Winton/Graham Series, Frontier Long/Short Commodity Series and Winton Series participate in trading activities through equity in earnings/(loss) from trading companies. The Balanced Series consolidated Frontier Trading Company XIV, LLC since June 20, 2011. The Frontier Long/Short Series consolidated Frontier Trading Company VII, LLC since September 28, 2011.
(2)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures and forwards.
(3)	Amounts recorded in the Statements of Operations under Net change in open trade equity.

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

11. Subsequent Events

None.

The Frontier Fund

Consolidated Statements of Financial Condition

September 30, 2012 and December 31, 2011

	9/30/2012	12/31/2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$16,380,247	$27,452,803
U.S. Treasury securities, at fair value	39,917,527	78,760,003
Custom time deposits	336,173,783	358,276,083
Receivable from futures commission merchants	152,250,812	160,366,935
Open trade equity, at fair value	18,859,821	—
Swap contracts, at fair value	25,215,077	24,211,688
Investments in Berkeley Quantitative Colorado Fund, LLC at fair value	—	6,270,844
Prepaid service fees	168,962	310,430
Interest receivable	187,489	1,088,724
Other assets	327,198	96,247

Total Assets	$589,480,916	$656,833,757

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$—	$6,556,700
Options written, at fair value	4,621,429	3,336,326
Pending owner additions	906,222	384,457
Owner redemptions payable	1,040,601	3,387,126
Incentive fees payable to Managing Owner	5,797,491	1,844,116
Management fees payable to Managing Owner	1,006,610	1,120,495
Interest payable to Managing Owner	600,346	717,850
Trading fees payable to Managing Owner	585,471	715,113
Trailing service fees payable to Managing Owner	765,541	806,690
Payables to related parties	44,313	1,733
Other liabilities	234,273	16,608

Total Liabilities	15,602,297	18,887,214

CAPITAL
Managing Owner Units	6,614,398	6,538,575
Limited Owner Units	567,264,221	631,407,968

Total Owners’ Capital	573,878,619	637,946,543

Total Liabilities and Capital	$589,480,916	$656,833,757

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Condensed Schedule of Investments

September 30, 2012

Description	Value	% of Total Capital (Net Asset Value)

LONG FUTURES CONTRACTS *

Various stock index futures contracts (U.S.)	$(1,088,709)	–0.19%
Various stock index futures contracts (Oceanic)	(26,803)	0.00%
Various stock index futures contracts (Mexico)	(135)	0.00%
Various stock index futures contracts (Far East)	50,246	0.01%
Various stock index futures contracts (Europe)	(3,681,713)	–0.64%
Various stock index futures contracts (Canada)	(63,851)	–0.01%
Various stock index futures contracts (Africa)	(132,932)	–0.02%
Various soft futures contracts (U.S.)	(1,908,037)	–0.33%
Various soft futures contracts (Europe)	15,257	0.00%
Various soft futures contracts (Canada)	(4,501)	0.00%
Various interest rates futures contracts (U.S.)	3,469,796	0.60%
Various interest rates futures contracts (Oceanic)	889,685	0.16%
Various interest rates futures contracts (Far East)	168,041	0.03%
Various interest rates futures contracts (Europe)	4,069,517	0.71%
Various interest rates futures contracts (Canada)	413,304	0.07%
Various energy futures contracts (U.S.)	(926,384)	–0.16%
Various energy futures contracts (Far East)	(1,142)	0.00%
Various currency futures contracts (U.S.)	(1,269,433)	–0.22%
Various currency futures contracts (Oceanic)	525	0.00%
Various currency futures contracts (Far East)	365,829	0.06%
Various currency futures contracts (Europe)	7,203,683	1.26%
Various base metals futures contracts (U.S.)	3,187,492	0.56%
Various base metals futures contracts (Far East)	12,917	0.00%
Various base metals futures contracts (Europe)	24,205,485	4.22%

Total Long Futures Contracts	34,948,137	6.11%

OPTIONS PURCHASED *
Various stock index futures contracts (U.S.)	1,793,428	0.31%
Various soft futures contracts (U.S.)	2,430,218	0.42%
Various interest rates futures contracts (U.S.)	130,094	0.02%
Various energy futures contracts (U.S.)	257,190	0.04%
Various currency futures contracts (U.S.)	22,825	0.00%
Various base metals futures contracts (U.S.)	7,527,330	1.31%
Various base metals futures contracts (Europe)	2,122,619	0.37%

Total Options Purchased	14,283,704	2.47%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	—	0.00%
Various base metals futures contracts (Europe)	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%
Various currency futures contracts (Canada)	—	0.00%
Various stock index futures contracts (U.S.)	105,777	0.02%
Various stock index futures contracts (Oceanic)	2,231	0.00%
Various stock index futures contracts (Far East)	(133,076)	–0.02%
Various stock index futures contracts (Canada)	813	0.00%
Various soft futures contracts (U.S.)	3,700,411	0.64%
Various soft futures contracts (Far East)	(8,511)	0.00%
Various soft futures contracts (Europe)	(223,371)	–0.04%
Various interest rates futures contracts (U.S.)	(228,362)	–0.04%
Various interest rates futures contracts (Oceanic)	(16,043)	0.00%
Various interest rates futures contracts (Far East)	(11,599)	0.00%
Various interest rates futures contracts (Europe)	(142,187)	–0.02%
Various interest rates futures contracts (Canada)	(286,100)	–0.05%
Various energy futures contracts (U.S.)	2,727,550	0.48%
Various energy futures contracts (Europe)	32,792	0.01%
Various currency futures contracts (U.S.)	774,953	0.14%
Various currency futures contracts (Far East)	6,825	0.00%
Various currency futures contracts (Europe)	(7,080,635)	–1.23%
Various base metals futures contracts (U.S.)	(351,303)	–0.06%
Various base metals futures contracts (Europe)	(28,855,979)	–5.03%

Total Short Futures Contracts	(29,985,814)	–5.20%

OPTIONS WRITTEN *
Various stock index futures contracts (U.S.)	(601,758)	–0.10%
Various soft futures contracts (U.S.)	(494,690)	–0.09%
Various interest rates futures contracts (U.S.)	(22,625)	0.00%
Various currency futures contracts (U.S.)	(8,610)	0.00%
Various currency futures contracts (Europe)	(507,227)	–0.09%
Various base metals futures contracts (U.S.)	(1,022,045)	–0.18%
Various base metals futures contracts (Europe)	(1,964,474)	–0.34%

Total Options Written	(4,621,429)	–0.80%

CURRENCY FORWARDS *
Various currency futures contracts()	(386,206)	–0.07%

Total Currency Forwards	(386,206)	–0.07%

Total Open Trade Equity	$14,238,392	2.51%

SWAPS (1)
Frontier Balanced RCW-1 Swap (U.S.)	$19,907,597	3.47%
Frontier Balanced DB Swap (U.S.)	5,307,480	0.92%

Total Swaps	$25,215,077	4.39%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039)	$39,917,527	6.96%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Condensed Schedules of Investments

December 31, 2011

Description	Value	% of Total Capital (Net Asset Value)

LONG FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$(1,511,157)	–0.24%
Various base metals futures contracts (Europe)	(4,401,353)	–0.69%
Various currency futures contracts (U.S.)	891,115	0.14%
Various currency futures contracts (Canada)	—	0.00%
Various currency futures contracts (Europe)	353,570	0.06%
Various currency futures contracts (Far East)	—	0.00%
Various energy futures contracts (U.S.)	(13,430,017)	–2.11%
Various energy futures contracts (Europe)	(3,481,430)	–0.55%
Various interest rates futures contracts (U.S.)	1,352,108	0.21%
Various interest rates futures contracts (Canada)	78,923	0.01%
Various interest rates futures contracts (Europe)	4,207,802	0.66%
Various interest rates futures contracts (Far East)	666,559	0.10%
Various precious metals futures contracts (U.S.)	(1,105,701)	–0.17%
Silver @ COMEX Settling 12/1/13 (Number of Contracts: 152)	(11,121,080)	–1.74%
Various precious metals futures contracts (Europe)	—	0.00%
Various soft futures contracts (U.S.)	(8,190,181)	–1.28%
Various soft futures contracts (Europe)	(3,750)	0.00%
Various soft futures contracts (Canada)	—	0.00%
Various stock index futures contracts (U.S.)	483,160	0.08%
Various stock index futures contracts (Canada)	5,579	0.00%
Various stock index futures contracts (Europe)	252,897	0.04%
Various stock index futures contracts (Far East)	(187,635)	–0.03%

Total Long Futures Contracts	(35,140,591)	–5.51%

OPTIONS PURCHASED *	11,933,138	1.87%

SHORT FUTURES CONTRACTS *

Various base metals futures contracts (US)	1,266,138	0.20%
Various base metals futures contracts (Europe)	5,601,385	0.88%
Various currency futures contracts (US)	70,134	0.01%
Various currency futures contracts (Canada)	—	0.00%
Various currency futures contracts (Europe)	851,771	0.13%
Various currency futures contracts (Far East)	3,727	0.00%
Various energy futures contracts (US)	(423,746)	–0.07%
Various energy futures contracts (Europe)	3,495,760	0.55%
Various energy futures contracts (Far East)	(1,195)	0.00%
Various interest rates futures contracts (US)	(1,533,678)	–0.24%
Various interest rates futures contracts (Canada)	4,052	0.00%
Various interest rates futures contracts (Europe)	(134,928)	–0.02%
Various interest rates futures contracts (Far East)	(94,959)	–0.01%
Various precious metals futures contracts (US)	3,257,794	0.51%
Various soft futures contracts (US)	3,561,139	0.56%
Various soft futures contracts (Europe)	575,766	0.09%
Various soft futures contracts (Far East)	(29,121)	0.00%
Various stock index futures contracts (US)	(2,153)	0.00%
Various stock index futures contracts (Canada)	(27,463)	0.00%
Various stock index futures contracts (Europe)	(398,770)	–0.06%
Various stock index futures contracts (Far East)	137,100	0.02%

Total Short Futures Contracts	16,178,751	2.52%

CURRENCY FORWARDS *	472,001	0.07%

Total Open Trade Equity	$(6,556,700)	–1.05%

OPTIONS WRITTEN*	(3,336,326)	–0.52%

SWAPS (1)	$6,504,931	1.02%
Total Return Option Basket Swap (Termination date 11/6/12)	17,706,757	2.78%

Total Swaps	$24,211,688	3.80%

Investment in Berkeley Quantitative Colorado Fund LLC (Cost of $8,487,603)	$6,270,844	0.98%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value

$36,500,000.00	US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$—	0.00%
$36,700,000.00	US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	—	0.00%

		$—	0.00%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statements of Operations

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	9/30/2012	9/30/2011
Investment income:
Interest - net	$4,334,714	$4,938,493

Total Income	4,334,714	4,938,493

Expenses:
Incentive Fees	11,463,249	20,654,509
Management Fees	9,758,788	10,461,004
Service Fees - Class 1	7,980,617	11,509,044
Trading Fees	6,019,122	6,632,199

Total Expenses	35,221,776	49,256,756

Investment loss - net	(30,887,062)	(44,318,263)

Realized and unrealized gain/(loss) on investments:
Net realized gain on futures, forwards and options	5,493,499	88,169,852
Net change in open trade equity/(deficit)	25,316,847	(28,236,907)
Net realized gain/(loss) on swap contracts	(525,237)	(2,168,133)
Net unrealized gain/(loss) on swap contracts	1,538,438	(19,212,891)
Net realized gain on U.S. Treasury securities	854,738	—
Net unrealized gain/(loss) on U.S. Treasury securities	(1,832,445)	432,612
Trading commissions	(6,051,637)	(6,121,802)
Net increase from payments by managing owner	—	390,589
Net realized loss on investment in Berkeley Quantitative Colorado Fund LLC	(2,172,987)	(135,775)
Net unrealized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	2,084,880	(2,266,908)

Net gain on investments	24,706,096	30,850,637

NET DECREASE IN CAPITAL RESULTING FROM OPERATIONS	(6,180,966)	(13,467,626)

Less: Operations attributable to non-controlling interests	—	(587)

NET DECREASE IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(6,180,966)	$(13,467,039)

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statements of Operations

For the Three Months Ended September 30, 2012 and 2011 (Unaudited)

	9/30/2012	9/30/2011
Investment income:
Interest - net	$1,377,089	$1,696,577

Total Income	1,377,089	1,696,577

Expenses:
Incentive Fees	5,789,666	6,168,592
Management Fees	3,191,672	3,334,956
Service Fees - Class 1	2,540,950	3,198,864
Trading Fees	1,987,736	1,928,844

Total Expenses	13,510,024	14,631,256

Investment loss - net	(12,132,935)	(12,934,679)

Realized and unrealized gain/(loss) on investments:
Net realized gain on futures, forwards and options	(14,031,019)	10,024,737
Net change in open trade equity/(deficit)	36,395,403	15,709,510
Net realized gain on swap contracts	—	(10,687,343)
Net unrealized gain/(loss) on swap contracts	259,527	(7,587,158)
Net unrealized gain/(loss) on U.S. Treasury securities	(173,695)	382,259
Trading commissions	(1,914,850)	(1,867,418)
Net increase from payments by managing owner	—	390,589
Net unrealized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—	(601,629)

Net gain/(loss) on investments	20,535,366	5,763,547

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	8,402,431	(7,171,132)

Less: Operations attributable to non-controlling interests	—	(340)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$8,402,431	$(7,170,792)

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statement of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2012 (Unaudited)

	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2011	$6,538,575	$631,407,968	$637,946,543

Sale of Units	—	39,291,798	39,291,798
Redemption of Units	—	(97,178,756)	(97,178,756)
Net increase/(decrease) in Owners’ Capital resulting from operations	75,823	(6,256,789)	(6,180,966)

Owners’ Capital, September 30, 2012	$6,614,398	$567,264,221	$573,878,619

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	2012	2011
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(6,180,966)	$(13,467,039)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	(25,416,521)	20,932,116
Net change in options written, at fair value	1,285,103	(5,464,104)
Net unrealized gain/(loss) on swap contracts	(1,538,438)	2,168,133
Net realized gain/(loss) on swap contracts	525,537	19,212,891
Net unrealized gain/(loss) on U.S. Treasury securities	1,832,445	(432,612)
Net realized gain/(loss) on U.S. Treasuries securities	(854,738)	0
Net realized gain/(loss) on investment in Berkeley Colorado Quantitative Fund LLC	2,172,987	135,775
Net unrealized gain/loss on investment in Berkeley Colorado Quantitative Fund LLC	(2,084,880)	2,266,908
(Purchases) sales of:
Sales of swap contracts	9,812	46,148,249
(Purchases) of swap contracts	—	—
Sales of U.S. Treasury securities	37,864,769	385,842
(Purchases) of U.S. Treasury securities	—	—
Sales of custom time deposits	25,000,000	100,000,000
(Interest rollover) of custom time deposits	(2,897,700)	(6,671,542)
Sales of certificates of deposit	—	—
Sales of Berkeley Colorado Quantitative Fund LLC	6,182,737	1,512,398
(Purchases) of Berkeley Colorado Quantitative Fund LLC	—	—
Increase and/or decrease in:
Receivable from futures commission merchants	8,116,123	43,229,646
Control of ownership of trading companies	—	—
Contributions to trading companies	—	—
Distributions from trading companies	—	(8,462)
Prepaid service fees	141,468	161,880
Interest receivable	901,235	720,593
Receivable from related parties	0	—
Other assets	(230,951)	(2,942)
Incentive fees payable to Managing Owner	3,953,375	(1,487,585)
Management fees payable to Managing Owner	(113,885)	(258,509)
Interest payable to Managing Owner	(117,504)	(264,277)
Trading fees payable to Managing Owner	(129,642)	(194,821)
Trailing service fees payable to Managing Owner	(41,149)	(316,241)
Payables to related parties	42,580	(101,261)
Other liabilities	217,665	(28,091)

Net cash provided by (used in) operating activities	48,639,162	208,176,945

Cash Flows from Financing Activities:
Proceeds from sale of capital	39,291,798	87,801,971
Payment for redemption of capital	(97,178,756)	(288,327,793)
Pending owner additions	521,765	(577,232)
Redemptions payable	(2,346,525)	(336,164)

Net cash provided by (used in) financing activities	(59,711,718)	(201,439,218)

Net increase (decrease) in cash and cash equivalents	(11,072,556)	6,737,727
Cash and cash equivalents, beginning of period	27,452,803	17,992,550

Cash and cash equivalents, end of period	$16,380,247	$24,730,277

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Purpose

The Frontier Fund, which is referred to in this report as “the Trust,” was formed on August 8, 2003, as a Delaware statutory trust. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation §4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest (the “Units”) pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). It is managed by its Managing Owner, Equinox Fund Management, LLC.

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

As of September 30, 2012 and December 31, 2011, the Trust, with respect to the Frontier Diversified Series, Frontier Masters Series, Tiverton/Graham/Transtrend Series, Currency Series, Winton Series and Winton/Graham Series, separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Balanced Series, and Frontier Long/Short Commodity Series separates Units into six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of certificates of deposit, custom time deposits and U.S. Treasury securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

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

Consolidation—Each Series of the Trust invests in Trading Companies who authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses, all of which is allocated to the Series. The Trading Companies and Series of the Trust which have a controlling interest are consolidated by the Trust.

Investment in Berkeley Quantitative Colorado Fund LLC—The Tiverton/Graham/Transtrend Series of the Trust had an investment in the Berkeley Quantitative Colorado Fund LLC. The Berkeley Quantitative Colorado Fund LLC began operations on November 1, 2010. The Berkeley Quantitative Colorado Fund LLC was not consolidated into the financial statements of the Trust because the Trust has no control or transparency over the operations of the fund. This investment was shown on the consolidated statements of financial condition with the change in fair value shown in net unrealized gain/(loss) on the Berkeley Quantitative Colorado Fund LLC. This investment was liquidated on March 20, 2012.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Each Series also owned a portion of the Credit Default Swaps (“CDS”) based upon ownership percentages of the cash management pool. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates utilizing Level 3 Inputs corroborated by management through the use of a third party pricing service (“pricing service”). The pricing service, utilizing proprietary model-intensive methodologies, selects and implements the pricing model appropriate for each swap valuation. The pricing service does not provide detail of the pricing model to management. The Managing Owner engages, via inquiry and review of methodology documentation, with the service provider to gain an understanding of the valuation model selected; the components of the model, both observable and unobservable; and quality control testing procedures in place. The pricing service’s methodology includes performance of tolerance testing on its valuation models to ensure consistency and reasonableness of the values derived. The tolerance testing includes valuing the components of the product separately, i.e. underlying asset, volatility, financing rates, and so forth. The tolerance testing is part of the initial valuation setup and throughout the ongoing daily valuation process. The pricing service also has several layers of quality control including: engineering / reverse engineering process to understand each swap and its’ subcomponent parts fully; comparative analysis against other valuations performed with similar composition and characteristics; review of output valuation against expectations based on observable price movements of underlying futures; and lastly, periodic review by senior financial engineer to ensure design and function of model is stable and perform as expected.

The Managing Owner has chartered a valuation committee to provide oversight of the valuation process for the Series. The valuation committee meets at least monthly to discuss the valuation process and any valuation issues that may arise. The valuation committee is comprised of senior members of the Managing Owner’s management team with varying areas of expertise that add value to the committee. The valuation committee reports to both the Managing Owner’s Investment Oversight and Risk Committee and the Trust’s Executive Committee. The committee further remains in communication with the Managing Owner’s Due Diligence Committee that provides ongoing counterparty risk monitoring of the swap counterparties. The committee monitors daily pricing provided by the swap counterparty and daily valuation provided by the third party pricing service. The committee may request a price challenge if the daily valuation provided by the counterparty does not fall within the lower and upper bounds provided by the pricing service. The Managing Owner’s valuation committee monitors some additional input factors such as liquidity, volatility, and counterparty risk in order to further review the valuations provide by the pricing service.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments—net unrealized gain/(loss) on swap contracts” on the statements of operations.

September 30, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$4,576,120	$14,283,704	$—	$18,859,824
Swap Contracts	—	—	25,215,077	25,215,077
U.S. Treasury Securities	39,917,527	—	—	39,917,527
Written Options	—	(4,621,432)	—	(4,621,432)

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$(18,489,839)	$11,933,138	$—	$(6,556,701)
Swap Contracts	—	—	24,211,688	24,211,688
U.S. Treasury Securities	78,760,003	—	—	78,760,003
Written Options	—	(3,336,325)	—	(3,336,325)

Frontier Fund Trust For The Nine Months Ended September 30, 2012
Balance of recurring Level 3 assets as of January 1, 2012	$24,211,688
Total gains or losses (realized/unrealized):
Included in earnings-realized	(525,237)
Included in earnings-unrealized	1,538,438
Purchases of investments	—
Sales of investments	(9,812)
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of September 30, 2012	$25,215,077

Frontier Fund Trust For The Year Ended December 31, 2011
Balance of recurring Level 3 assets as of January 1, 2011	$104,877,949
Total gains or losses (realized/unrealized):
Included in earnings-realized	(9,630,838)
Included in earnings-unrealized	(11,724,468)
Purchases of investments	7,004,112
Sales of investments	(66,705,656)
Transfers in and/or out of Level 3	—
Net increase in payments from Managing Owner	390,589

Balance of recurring Level 3 assets as of December 31, 2011	$24,211,688

The Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine month period ended September 30, 2012, the Trust transferred currency forwards from Level 1 assets to Level 2 assets.

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of September 30, 2012 and December 31, 2011, approximately 4.0% and 5.0%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

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

The Trust has invested in the following Swaps as of and for the nine months ended September 30, 2012:

	Credit Default Swap	Credit Default Swap	Option Swap	Total Return Swap
Counterparty	BNP Paribas	Societe Generale	Company A	DeutscheBank
Notional Amount	$0	$0	$15,325,024	$23,551,287
Termination Date	3/20/2012	3/20/2012	11/6/2012	6/30/2016
Investee Returns	On Default	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$(407,283)	$(117,954)	$—	$—

Unrealized Gain/(Loss)	$(215,876)	$117,954	$2,211,370	$(575,010)

Fair Value as of 9/30/2012	$—	$—	$19,907,597	$5,307,480

The Trust has invested in the following Swaps as of and for the year ended December 31, 2011:

	Credit Default Swap	Credit Default Swap	Credit Default Swap	Option Swap	Total Return Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale	Company A	DeutscheBank
Notional Amount	$623,160	$0	$0	$14,129,540	$23,551,287
Termination Date	3/20/2012	3/20/2012	12/20/2011	11/6/2012	6/30/2016
Investee Returns	On Default	On Default	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—	$6,689,123	$—

Unrealized Gain/(Loss)	$213,160	$(120,458)	$—	$(18,838,844)	$(368,228)

Fair Value as of 12/31/2011	$623,159	$—	$—	$17,706,757	$5,881,772

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

Expenses

Management Fees—Each Series of the Trust pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets attributable to such Series (including notional assets), calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series, 2.0% for the Winton Series, Currency Series, Frontier Long/Short Commodity Series Class 1 a and Class 2a and Frontier Masters Series, 0.75% for Frontier Diversified Series, 2.5% for the Winton/Graham Series and Tiverton/Graham/Transtrend Series, and 3.5% for the Frontier Long/Short Commodity Series Class 1 and Class 2. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

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

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the three months ended September 30, 2012 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $8,628. For the nine months ended September 30, 2012, amounts paid or owing the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $11,795.

For the year ended December 31, 2011, amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $2,910. For the year ended December 31, 2011, amounts paid or owed to the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $108,041.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Berkeley/Graham/Tiverton Series, Currency Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, and Balanced Series (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. During the nine months ended September 30, 2012, and 2011 the Trust, with respect to the Series, paid $5,748,014 and $7,197,876, respectively, of such interest income to the Managing Owner. Such expenses are not included in the statements of operations of the Series.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $465,830 and $1,483,875, respectively for the nine months ended September 30, 2012 and 2011. The amount paid under this agreement was $0 and $429,634, respectively, for the three months ended September 30, 2012 and 2011. This agreement ended April 19, 2012.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $2,030,547 and $2,670,975, respectively, for the nine months ended September 30, 2012 and 2011. For these services, the Managing Owner paid Solon Capital, LLC, $665,527 and $773,341, respectively, for the three months ended September 30, 2012 and 2011.

Equinox Group Distributors, LLC, an affiliate of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations. Its results are consolidated with the Managing Owner.

6. Financial Highlights

The following information presents the financial highlights of the Trust for the nine and three months ended September 30, 2012 and 2011. This data has been derived from the information presented in the consolidated financial statements.

	September 30, 2012	September 30, 2011
Nine Months Ended
Ratios to average net assets (1)
Net investment gain/(loss) (1)	-6.23%	-6.61%
Expenses before incentive fees	-5.29%	-4.83%
Expenses after incentive fees	-7.20%	-7.44%

Total return before incentive fees	0.88%	0.91%
Total return after incentive fees	-1.03%	-1.70%

	September 30, 2012	September 30, 2011
Three Months Ended
Ratios to average net assets (1)
Net investment gain/(loss) (1)	-5.34%	-4.82%
Expenses before incentive fees	-5.28%	-4.90%
Expenses after incentive fees	-6.28%	-5.80%

Total return before incentive fees	2.45%	-0.15%
Total return after incentive fees	1.45%	-1.05%

(1)	Annualized with the exception of incentive fees.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

7. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of September 30, 2012 and December 31, 2011 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the nine and three months ended September 30, 2012 and 2011, the monthly average of futures contracts bought was approximately 49,800, 20,100, 213,600 and 172,000, respectively and sold was approximately 52,900, 19,100, 131,900 and 113,200, respectively. The following tables summarize the trading revenues for the nine and three months ended September 30, 2012 and 2011 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Nine Months Ended September 30, 2012 (1)

Type of contract
Metals	$(15,791,452)
Currencies	(6,365,741)
Energies	(23,685,527)
Agriculturals	(2,695,834)
Interest rates	47,939,795
Stock indices	6,092,258

Realized trading income/(loss) (1)	$5,493,499

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2012 (2)

Type of contract
Metals	$3,720,493
Currencies	14,487,416
Energies	529,216
Agriculturals	5,288,536
Interest rates	5,776,926
Stock indices	(4,485,740)

Change in unrealized trading income/(loss) (2)	$25,316,847

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2012 (2)

Type of contract
Metals	$(649,307)
Currencies	7,835,846
Energies	(42,758,157)
Agriculturals	324,580
Interest rates	12,963,102
Stock indices	8,252,917

Realized trading income/(loss) (1)	$(14,031,019)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2012 (2)

Type of contract
Metals	$(2,999,805)
Currencies	(2,974,438)
Energies	35,116,173
Agriculturals	3,858,004
Interest rates	8,135,147
Stock indices	(4,739,678)

Change in unrealized trading income/(loss) (2)	$36,395,403

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options

for the Nine Months Ended September 30, 2011 (1)

Type of contract
Metals	$6,225,603
Currencies	7,136,254
Energies	21,770,973
Agriculturals	38,239,122
Interest rates	(15,767,166)
Stock indices	30,565,066

Realized trading income/(loss) (1)	$88,169,852

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2011 (1)

Type of contract
Metals	$6,306,915
Currencies	(21,644,755)
Energies	7,265,939
Agriculturals	(7,728,022)
Interest rates	(8,516,274)
Stock indices	(3,920,710)

Change in unrealized trading income/(loss) (2)	$(28,236,907)

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2011 (1)

Type of contract
Metals	$569,349
Currencies	652,630
Energies	2,905,543
Agriculturals	4,411,601
Interest rates	(1,441,951)
Stock indices	2,927,565

Realized trading income/(loss) (1)	$10,024,737

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2011 (2)

Type of contract
Metals	$495,331
Currencies	6,518,277
Energies	3,841,690
Agriculturals	2,852,828
Interest rates	1,370,456
Stock indices	630,928

Change in unrealized trading income/(loss) (2)	$15,709,510

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options.
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

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

As of September 30, 2012, the Trust had eight separate Series of Units issued and outstanding: the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Tiverton/Graham/Transtrend Series, Currency Series, Winton Series and Winton/Graham Series. Each Series of Units has between three and six separate classes issued and/or outstanding—Class 1, Class 2, Class 3, Class 1a, Class 2a, and Class 3a.

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

The trading system of each of the major commodity trading advisors used by the Trading Companies is as follows:

Major Commodity Trading Advisor	Trading System Style
Beach Horizon LLP	Systematic
Cantab Capital Partners LLP	Systematic
Global Advisors (Jersey) Limited	Systematic
Graham Capital Management, L.P.	Systematic
Mesirow Financial Commodities Management, LLC	Discretionary
Quantitative Investment Management, LLC	Systematic
QuantMetrics Capital Management LLP	Systematic
Red Oak Commodity Advisors, Inc.	Discretionary
Rosetta Capital Management, LLC	Discretionary
Skyline Management, Inc.	Discretionary
Tiverton Trading	Discretionary
Transtrend B.V.	Systematic
Winton Capital Management Ltd.	Systematic

As of September 30, 2012, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

	Allocation as of September 30, 2012 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
Advisor	Frontier Diversified Series	Frontier Long/Short Commodity Series	Frontier Masters Series	Balanced Series	Tiverton/ Graham/ Transtrend Series*	Winton Series	Winton/ Graham Series
Beach Horizon LLP	13%	13%	—	12%	—	—	—
Cantab Capital Partners LLP	21%	—	27%	20%	—	—	—
Global Advisors (Jersey) Limited	—	15%	—	—	—	—	—
Graham Capital Management, L.P.	5%	—	—	—	40%	—	55%
Mesirow Financial Commodities Management, LLC	—	12%	—	—	—	—	—
Quantitative Investment Management, LLC	6%	—	—	6%	—	—	—
QuantMetrics Capital Management LLP	6%	—	—	—	—	—	—
Red Oak Commodity Advisors, Inc.	—	13%	—	—	—	—	—
Rosetta Capital Management, LLC	—	10%	—	—	—	—	—
Skyline Management, Inc.	—	8%	—	—	—	—	—
Tiverton Trading	15%	—	20%	15%	40%	—	—
Transtrend B.V.	—	—	33%	—	20%	—	—
Winton Capital Management Ltd.	13%	—	21%	13%	—	100%	45%

*	As of February 29, 2012, Berkeley Quantitative L.P. no longer provides trading advisory services to The Frontier Fund or any trading company managed by the Managing Owner of The Frontier Fund, and as of March 1, 2012 the Berkeley/Graham/Tiverton Series of The Frontier Fund was renamed Tiverton/Graham/Transtrend Series.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At September 30, 2012, cash deposited at the clearing brokers was $92,687,869 for the Balanced Series, $11,694,611 for the Frontier Long/Short Commodity Series and $6,793,726 for the Frontier Masters Series. At December 31, 2011, cash deposited at the clearing brokers was $74,736,294 for the Balanced Series, $47,822,021 for the Frontier Long/Short Commodity Series and $5,107,749 for the Frontier Masters Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Tiverton/Graham/Transtrend Series, Currency Series, and Winton/Graham Series. For the Balanced Series (Class 1a and Class 2a only) and Frontier Long/Short Commodity Series 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held in either U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of September 30, 2012, total cash and cash equivalents and custom time deposits held at banking institutions were $72,690,542 for the Frontier Diversified Series, $41,064,095for the Frontier Masters Series, $46,958,119 for the Frontier Long/Short Commodity Series, $118,057,580 for the Balanced Series, $19,241,403 for the Tiverton/Graham/Transtrend Series, $929,418 for the Currency Series, $32,854,050, for the Winton Series, and $16,047,449 for the Winton/Graham Series. As of December 31, 2011, total cash and cash equivalents and custom time deposits held at banking institutions were $80,295,258 for the Frontier Diversified Series, $35,135,275 for the Frontier Masters Series, $46,107,395 for the Frontier Long/Short Commodity Series, $142,443,180 for the Balanced Series, $21,128,515 for the Tiverton/Graham/Transtrend Series, $1,668,188 for the Currency Series, $37,632,902, for the Winton Series, and $18,623,389 for the Winton/Graham Series.

During the first nine months of 2012 and 2011, the Trust experienced redemptions in excess of subscriptions due primarily to five of the eight Series being closed to new investments and to the termination of a selling agent relationship. The Managing Owner does not expect any impact on the investment mix of any Series due to the high level of liquidity maintained in the Trust.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the period ending September 30, 2012, the Trust was able to pay all redemptions.

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

Results of Operations

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended September 30, 2012 and September 30, 2011, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011.

Market conditions for 2012 are discussed after the Sector and Major CTA attribution charts included in the Series performance discussion, below.

Frontier Diversified Series

The Frontier Diversified Series—Class 1 NAV gained 0.2% and lost 1.1%, respectively, for the three months ended September 30, 2012 and 2011, net of fees and expenses; the Frontier Diversified Series—Class 2 NAV gained 0.7% and lost 0.7%, respectively for the three months ended September 30, 2012 and 2011, net of fees and expenses.

For the three months ended September 30, 2012, the Frontier Diversified Series recorded net gain on investments of $3,088,069, net investment income of $524,861, and total expenses of $3,002,858, resulting in a net increase in Owners’ capital from operations of $610,072. For the three months ended September 30, 2011, the Frontier Diversified Series recorded net gain on investments of $1,334,498, net investment income of $597,834, and total expenses of $3,212,711, resulting in a net decrease in Owners’ capital from operations of $1,280,379.

Please see additional discussion under “Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011—Frontier Diversified Series.”

Frontier Masters Series

The Frontier Masters Series—Class 1 NAV gained 2.8% and 3.7%, respectively, for the three months ended September 30, 2012 and 2011, net of fees and expenses; the Frontier Masters Series—Class 2 NAV gained 3.3% and 4.1%, respectively for the three months ended September 30, 2012 and 2011, net of fees and expenses.

For the three months ended September 30, 2012, the Frontier Masters Series recorded net gain on investments of $2,798,459, net investment income of $251,275, and total expenses of $1,318,639, resulting in a net increase in Owners’ capital from operations of $1,582,386, after non-controlling interests of ($148,709). For the three months ended September 30, 2011, the Frontier Masters Series recorded net gain on investments of $3,257,219, net investment income of $288,132, and total expenses of $1,416,090, resulting in a net increase in Owners’ capital from operations of $2,140,082, after non-controlling interests of $10,821.

Please see additional discussion under “Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011—Frontier Masters Series.”

Frontier Long/Short Commodity Series

The Frontier Long/Short Commodity Series—Class 1 NAV gained 5.7% and lost 1.6%, respectively, for the three months ended September 30, 2012 and 2011, net of fees and expenses; the Frontier Long/Short Commodity Series—Class 2 NAV gained 7.2% and lost 1.2%, respectively, for the three months ended September 30, 2012 and 2011, net of fees and expenses; the Frontier Long/Short Commodity Series—Class 3 NAV gained 7.2% and lost 2.1%, respectively for the three month period ended September 30, 2012 and 2011, net of fees and expenses; the Frontier Long/Short Commodity Series—Class 1a NAV gained 7.1% and lost 3.3%, respectively, for the three month period ended September 30, 2012 and 2011, net of fees and expenses; the Frontier Long/Short Commodity Series—Class 2a NAV gained 7.5% and lost 3.2%, respectively, for the three month period ended September 30, 2012 and 2011, net of fees and expenses.

For the three months ended September 30, 2012, the Frontier Long/Short Commodity Series recorded net gain on investments of $985,593, net investment income of $336,190, and total expenses of $1,833,637, resulting in a net decrease in Owners’ capital from operations of $4,804,594, after non-controlling interests of $5,316,448. For the three months ended September 30, 2011, the Frontier Long/Short Commodity Series recorded net gain on investments of $1,911,273, net investment income of $352,489, and total expenses of $1,735,397, resulting in a net decrease in Owners’ capital from operations of $1,660,506, after non-controlling interests of ($2,188,871).

Please see additional discussion under “Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011—Frontier Long/Short Commodity Series.”

Balanced Series

The Balanced Series—Class 1 NAV gained 0.1% and lost 3.6%, respectively, for the three months ended September 30, 2012 and 2011, net of fees and expenses; the Balanced Series—Class 1a NAV gained 4.1% and lost 3.9%, respectively, for the three months ended September 30, 2012 and 2011, net of fees and expenses; the Balanced Series—Class 2 NAV gained 0.8% and lost 2.8%, respectively, for the three months ended September 30, 2012 and 2011, net of fees and expenses; the Balanced Series—Class 2a NAV gained 0.9% and lost 3.3%, respectively, for the three months ended September 30, 2012 and 2011, net of fees and expenses; the Balanced Series—Class 3a NAV gained 0.9% and lost 3.4% for the three months ended September 30, 2012 and 2011, respectively, net of fees and expenses.

For the three months ended September 30, 2012, the Balanced Series recorded net gain on investments of $12,592,196, net investment income of $22,120, and total expenses of $5,553,832, resulting in a net increase in Owners’ capital from operations of $893,203 after non-controlling interests of ($6,167,281). For the three months ended September 30, 2011, the Balanced Series recorded net gain on investments of $3,644,425, net investment income of $163,059, and total expenses of $5,463,097, resulting in a net decrease in Owners’ capital from operations of $9,337,840 after non-controlling interests of ($7,682,227).

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

Please see additional discussion under “Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011—Balanced Series.”

Tiverton/Graham/Transtrend Series (formerly the Berkeley/Graham/Tiverton Series)

The Tiverton/Graham/Transtrend Series—Class 1 NAV lost 1.2% and 2.1%, respectively, for the three months ended September 30, 2012 and 2011, net of fees and expenses; the Tiverton/Graham/Transtrend Series—Class 2 NAV lost 0.1% and 1.3%, respectively for the three months ended September 30, 2012 and 2011, net of fees and expenses.

For the three months ended September 30, 2012, the Tiverton/Graham/Transtrend Series recorded net gain on investments of $310,424, net investment income of $75,086, and total expenses of $607,981, resulting in a net decrease in Owners’ capital from operations of $222,471. For the three months ended September 30, 2011, the Berkeley/Graham/Tiverton Series recorded net loss on investments of $313,891, net investment income of $54,940, and total expenses of $659,304, resulting in a net decrease in Owners’ capital from operations of $918,255.

Please see additional discussion under “Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011—Tiverton/Graham/Transtrend Series.”

Currency Series

The Currency Series—Class 1 NAV lost 1.1% and 3.7% , respectively, for the three months ended September 30, 2012 and 2011, net of fees and expenses; the Currency Series—Class 2 NAV lost 0.3% and 0.6%, respectively for the three months ended September 30, 2012 and 2011, net of fees and expenses.

For the three months ended September 30, 2012, the Currency Series recorded net gain on investments of $2,285, net investment income of $0, and total expenses of $31,288, resulting in a net decrease in Owners’ capital from operations of $29,003.

During July, 2011, Currency Series liquidated its interest in an option basket and realized a decrease in fair value greater than had previously been recorded as unrealized loss. The Managing Owner determined to make a one-time administrative adjustment by payment to the Currency Series of $390,589 to reimburse the effect of the loss on the investors in the series, exclusive of the inter-series payables’ interests, recorded in the Statements of Operations as Net increase from payments by managing owner.

For the three months ended September 30, 2011, the Currency Series recorded net loss on investments of $138,127, net investment income of $5,231, and total expenses of $44,968, resulting in a net decrease in Owners’ capital from operations of $177,864.

Please see additional discussion under “Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011—Currency Series.”

Winton Series

The Winton Series—Class 1 NAV gained 0.0% and 7.2%, respectively, for the three months ended September 30, 2012 and 2011, net of fees and expenses; the Winton Series—Class 2 NAV gained 0.7% and 7.8%, respectively, for the three months ended September 30, 2012 and 2011, net of fees and expenses.

For the three months ended September 30, 2012, the Winton Series recorded net gain on investments of $583,943, net investment income of $127,814, and total expenses of $602,347, resulting in a net increase in Owners’ capital from operations of $109,410. For the three months ended September 30, 2011, the Winton Series recorded net gain on investments of $4,877,311, net income of $118,397, and total expenses of $1,239,130, resulting in a net increase in Owners’ capital from operations of $3,756,578.

Please see additional discussion under “Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011—Winton Series.”

Winton/Graham Series

The Winton/Graham Series—Class 1 NAV gained 2.9% and lost 0.4%, respectively, for the three months ended September 30, 2012 and 2011 net of fees and expenses; the Winton/Graham Series—Class 2 NAV gained 3.6% and lost 0.4%, respectively for the three months ended September 30, 2012 and 2011, net of fees and expenses.

For the three months ended September 30, 2012, the Winton/Graham Series recorded net gain on investments of $1,177,718, net investment income of $31,821, and total expenses of $425,439, resulting in a net increase in Owners’ capital from operations of $784,100. For the three months ended September 30, 2011, the Winton/Graham Series recorded net gain on investments of $639,990, net investment income of $64,449, and total expenses of $780,144, resulting in a net decrease in Owners’ capital from operations of $75,705.

Please see additional discussion under “Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011—Winton/Graham Series.”

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011.

Frontier Diversified Series

2012

The Frontier Diversified Series—Class 1 NAV lost 1.2% for the nine months ended September 30, 2012, net of fees and expenses; the Frontier Diversified Series—Class 2 NAV lost 0.3% for the nine months ended September 30, 2012, net of fees and expenses.

For the nine months ended September 30, 2012 the Frontier Diversified Series recorded a net gain on investments of $4,943,176, net investment income of $1,668,101, and total expenses of $7,914,352, resulting in a net decrease in Owners’ capital from operations of $1,303,075. The NAV per Unit, Class 1, decreased from $99.40 at December 31, 2011, to $97.82 as of September 30, 2012. The NAV per Unit, Class 2, decreased from $103.96 at December 31, 2011, to $103.66 as of September 30, 2012. Total Class 1 subscriptions and redemptions for the period were $4,342,057 and $11,099,447, respectively. Total Class 2 subscriptions and redemptions for the period were $5,461,913 and $10,702,689, respectively. Ending capital at September 30, 2012, was $64,525,103 for Class 1 and $56,147,260 for Class 2. Ending capital at December 31, 2011, was $72,424,906 for Class 1 and $61,548,698 for Class 2.

The Frontier Diversified Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Frontier Diversified Series

Three of the six sectors traded in the Frontier Diversified Series were profitable in 3Q 2012. Currencies, Stock Indices and Interest Rates were profitable while Metals, Agriculturals and Energies finished negative for the quarter.

Two of the six sectors traded in the Frontier Diversified Series are profitable year to date. The Interest Rates and Stock Indices sectors are profitable while Currencies, Metals, Agriculturals and Energies are negative year to date.

In terms of major CTA performance, five of the seven major CTAs in the Frontier Diversified Series were profitable in 3Q 2012. Cantab, Graham, Quantmetrics, Winton and Transtrend were profitable while Tiverton and QIM finished negative for the quarter. Four of the seven major CTAs in the Frontier Diversified Series are profitable year to date. Cantab, QIM, Quantmetrics and Transtrend are profitable while Tiverton, Graham and Winton are negative year to date.

2011

The Frontier Diversified Series—Class 1 NAV lost 2.5% for the nine months ended September 30, 2011, net of fees and expenses; the Frontier Diversified Series—Class 2 NAV lost 1.5% for the nine months ended September 30, 2011, net of fees and expenses.

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

Frontier Masters Series

2012

The Frontier Masters Series—Class 1 NAV gained 4.7% for the nine months ended September 30, 2012, net of fees and expenses; the Frontier Masters Series—Class 2 NAV gained 6.1% for the nine months ended September 30, 2012, net of fees and expenses.

For the nine months ended September 30, 2012 the Frontier Masters Series recorded a net gain on investments of $5,674,134, net investment income of $780,501, and total expenses of $3,122,108, resulting in a net increase in Owners’ capital from operations of $2,656,430 after non-controlling interests of ($676,097). The NAV per Unit, Class 1, increased from $100.25 at December 31, 2011, to $104.92 as of September 30, 2012. The NAV per Unit, Class 2, increased from $104.83 at December 31, 2011, to $111.17 as of September 30, 2012. Total Class 1 subscriptions and redemptions for the period were $6,542,621 and $2,699,710, respectively. Total Class 2 subscriptions and redemptions for the period were $1,584,876 and $3,051,076, respectively. Ending capital at September 30, 2012, was $39,500,593 for Class 1 and $18,357,545 for Class 2. Ending capital at December 31, 2011, was $34,090,136 for Class 1 and $18,734,861 for Class 2.

The Frontier Masters Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Frontier Masters Series

Four of the six sectors traded in the Frontier Masters Series were profitable in 3Q 2012. Currencies, Agriculturals, Interest Rates and Stock Indices were positive while Energies and Metals were negative for the quarter.

Two of the six sectors traded in the Frontier Masters Series are profitable year to date. Interest Rates and Stock Indices are profitable while Energies, Currencies, Metals and Agriculturals are negative year to date.

In terms of major CTA performance, three of the four major CTAs in the Frontier Masters Series were profitable during the quarter. Cantab, Transtrend and Winton were positive while Tiverton finished negative for the quarter. Two of the four major CTAs in the Frontier Masters Series are profitable year to date. Cantab and Transtrend are profitable while Tiverton and Winton are negative year to date.

2011

The Frontier Masters Series—Class 1 NAV lost 0.2% for the nine months ended September 30, 2011, net of fees and expenses; the Frontier Masters Series—Class 2 NAV gained 1.0% for the nine months ended September 30, 2011, net of fees and expenses.

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

Frontier Long/Short Commodity Series

2012

The Frontier Long/Short Commodity Series—Class 1 NAV lost 0.5% for the nine months ended September 30, 2012, net of fees and expenses; the Frontier Long/Short Commodity Series—Class 2 NAV gained 2.0% for the nine months ended September 30, 2012, net of fees and expenses; the Frontier Long/Short Commodity Series—Class 3 NAV gained 2.1% for the nine months ended September 30, 2012, net of fees and expenses; the Frontier Long/Short Commodity Series—Class 1a NAV gained 1.4% for the nine months ended September 30, 2012, net of fees and expenses; the Frontier Long/Short Commodity Series—Class 2a NAV gained 2.7% for the nine months ended September 30, 2012, net of fees and expenses.

For the nine months ended September 30, 2012, the Frontier Long/Short Commodity Series recorded net loss on investments of $5,684,584, net investment income of $1,047,821, and total expenses of $4,789,770, resulting in a net increase in Owners’ capital from operations of $1,343,755, after non-controlling interests of $10,770,288. The NAV per Unit, Class 1, decreased from $136.13 at December 31, 2011, to $135.41 as of September 30, 2012. The NAV per Unit, Class 2, increased from $161.97 at December 31, 2011, to $165.28 as of September 30, 2012. The NAV per Unit, Class 3, increased from $161.96 at December 31, 2011, to $165.33 as of September 30, 2012. The NAV per Unit, Class 1a, increased from $121.71 at December 31, 2011, to $123.42 as of September 30, 2012. The NAV per Unit, Class 2a, increased from $127.23 at December 31, 2011, to $130.64 as of September 30, 2012. Total Class 1 subscriptions and redemptions for the period were $9,530 and $4,103,565, respectively. Total Class 2 redemptions for the period were $403,979. There were no subscriptions. Total Class 3 subscriptions and redemptions for the period were $3,925,506 and $7,604,158, respectively. Total Class 1a subscriptions and redemptions for the period were $3,763,103 and $1,759,072, respectively. Total Class 2a subscriptions and redemptions for the period were $3,322,503 and $2,211,990, respectively. Ending capital at September 30, 2012, was $0 for Class 1, $8,962,935 for Class 2, $24,676,215 for Class 3, $21,208,126 for Class 1a and $12,395,083 for Class 2a. Ending capital at December 31, 2011, was $4,159,047 for Class 1, $9,188,762 for Class 2, $27,810,058 for Class 3, $18,891,395 for Class 1a and $10,911,464 for Class 2a.

The Frontier Long/Short Commodity Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors.

Frontier Long/Short Commodity Series

Five of the seven sectors traded in the Frontier Long/Short Commodity Series were profitable in 3Q 2012. Base Metals, Grains, Precious Metals, Financials and Softs were positive while Energies and Meats were negative for the quarter.

Two of the seven sectors traded in the Frontier Long/Short Commodity Series are profitable year to date. The Grains and Softs sectors are profitable while the Base Metals, Energies, Meats, Precious Metals and Financial sectors are negative year to date.

In terms of major CTA performance, three of the six major CTAs in the Frontier Long/Short Commodity Series was profitable in 3Q 2012. Global Advisors, Red Oak and Rosetta finished positive while Beach Horizon, Strategic Ag and Mesirow were negative for the quarter.

Two of the six major CTAs in the Frontier Long/Short Commodity Series is profitable year to date. Red Oak and Rosetta are profitable while Beach Horizon, Global Advisors, Mesirow and Strategic Ag are negative year to date.

The Frontier Long/Short Commodity Series Class 1 ceased trading operations in July, 2012.

Frontier Long/Short Commodity Series

2011

The Frontier Long/Short Commodity Series—Class 1 NAV gained 11.6% for the nine months ended September 30, 2011, net of fees and expenses; the Frontier Long/Short Commodity Series—Class 2 NAV gained 9.6% for the nine months ended September 30, 2011, net of fees and expenses; the Frontier Long/Short Commodity Series—Class 3 NAV gained 4.8% for the nine months ended September 30, 2011, net of fees and expenses; the Frontier Long/Short Commodity Series—Class 1a NAV gained 4.1% for the nine months ended September 30, 2011, net of fees and expenses; the Frontier Long/Short Commodity Series—Class 2a NAV gained 2.7% for the nine months ended September 30, 2011, net of fees and expenses.

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

Balanced Series

2012

The Balanced Series—Class 1 NAV lost 1.4% for the nine months ended September 30, 2012, net of fees and expenses; the Balanced Series—Class 1a NAV gained 3.8% for the nine months ended September 30, 2012, net of fees and expenses; the Balanced Series—Class 2 NAV gained 0.8% for the nine months ended September 30, 2012, net of fees and expenses; the Balanced Series—Class 2a NAV gained 1.4% for the nine months ended September 30, 2012, net of fees and expenses; the Balanced Series—Class 3a NAV gained 1.1% for the nine months ended September 30, 2012, net of fees and expenses.

For the nine months ended September 30, 2012, the Balanced Series recorded net gain on investments of $21,942,059, net investment income of $208,856, and total expenses of $13,714,736, resulting in a net decrease in Owners’ capital from operations of $1,960,254 after non- controlling interests of ($10,396,433). The NAV per Unit, Class 1, decreased from $124.50 at December 31, 2011, to $122.79 at September 30, 2012. For Class 1a, the NAV per Unit increased from $108.45 at December 31, 2011, to $112.58 at September 30, 2012. The NAV per Unit, Class 2, increased from $155.02 at December 31, 2011, to $156.30 at September 30, 2012. For Class 2a, the NAV per Unit increased from $128.35 at December 31, 2011, to $130.15 at September 30, 2012. For Class 3a, the NAV per Unit increased from $128.36 at December 31, 2011, to $129.72 at September 30, 2012. Total Class 1 subscriptions and redemptions for the period were $367,799 and $22,241,622, respectively. Total Class 1a subscriptions and redemptions for the period were $482 and $2,524,092, respectively. Total Class 2 subscriptions and redemptions for the period were $11,968 and $7,771,998, respectively. Total Class 2a redemptions for the period were $1,675,156. There were no subscriptions. Total Class 3a subscriptions and redemptions for the period were $2,264,602 and $1,186,627, respectively. Ending capital at September 30, 2012, was $159,486,336 for Class 1, $0 for Class 1a, $56,046,060 for Class 2, $1,118,686 for Class 2a and $4,066,096 for Class 3a. At December 31, 2011, ending capital was $183,785,318 for Class 1, $2,536,559 for Class 1a, $63,372,567 for Class 2, $2,784,830 for Class 2a, and $2,952,802 for Class 3a.

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

Balanced Series

Three of the six sectors traded in the Balanced Series were profitable in 3Q 2012. Currencies, Stock Indices and Interest Rates were profitable while Metals, Agriculturals and Energies finished negative for the quarter.

Two of the six sectors traded in the Balanced Series are profitable year to date. The Interest Rates and Stock Indices sectors are profitable while Currencies, Metals, Agriculturals and Energies are negative year to date.

In terms of major CTA performance, two of the five major CTAs in the Balanced Series were profitable in 3Q 2012. Winton and Cantab were profitable while QIM, Tiverton and Beach Horizon finished negative for the quarter.

Two of the five major CTAs in the Balanced Series are profitable year to date. QIM and Cantab are profitable while Tiverton, Beach Horizon and Winton are negative year to date.

The Balanced Series Class 1A ceased trading operations in July, 2012.

Balanced Series

2011

The Balanced Series—Class 1 NAV lost 3.2% for the nine months ended September 30, 2011, net of fees and expenses; the Balanced Series—Class 1a NAV lost 3.8% for the nine months ended September 30, 2011, net of fees and expenses; the Balanced Series—Class 2 NAV lost 1.8% for the nine months ended September 30, 2011, net of fees and expenses; the Balanced Series—Class 2a NAV lost 3.0% for the nine months ended September 30, 2011, net of fees and expenses; the Balanced Series—Class 3a NAV lost 2.8% for the nine months ended September 30, 2011, net of fees and expenses.

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

Tiverton/Graham/Transtrend Series (formerly the Berkeley/Graham/Tiverton Series)

2012

The Tiverton/Graham/Transtrend Series—Class 1 NAV lost 6.3% for the nine months ended September 30, 2012, net of fees and expenses; the Tiverton/Graham/Transtrend Series—Class 2 NAV lost 4.2% for the nine months ended September 30, 2012, net of fees and expenses.

For the nine months ended September 30, 2012, the Tiverton/Graham/Transtrend Series recorded net loss on investments of $307,991, net investment income of $159,048, and total expenses of $1,903,130, resulting in a net decrease in Owners’ capital from operations of $2,052,073. The NAV per Unit, Class 1, decreased from $91.02 at December 31, 2011, to $85.30 as of September 30, 2012. The NAV per Unit, Class 2, decreased from $111.84 at December 31, 2011, to $107.12 as of September 30, 2012. Total Class 1 subscriptions and redemptions for the period were $26,014 and $7,239,792, respectively. Total Class 2 redemptions for the period were $624,933. There were no subscriptions. Ending capital at September 30, 2012, was $26,076,936 for Class 1 and $3,646,252 for Class 2. Ending capital at December 31, 2011, was $35,180,631 for Class 1 and $4,433,341 for Class 2.

The Tiverton/Graham/Transtrend Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Tiverton/Graham/Transtrend Series

Four of the six sectors traded in the Tiverton/Graham/Transtrend Series were profitable in 3Q 2012. Currencies, Agriculturals, Stock Indices and Interest Rates were positive while Metals and Energies were negative for the quarter.

Two of the six sectors traded in the Tiverton/Graham/Transtrend Series is profitable year to date. The Interest Rates and Stock Indices sectors are profitable while Currencies, Metals, Agriculturals and Energies are negative year to date.

In terms of major CTA performance Graham and Transtrend finished positive while Tiverton finished negative for the quarter. One of the three major CTAs in the Tiverton/Graham/Transtrend Series is profitable year to date. Transtrend is profitable while Tiverton and Graham are negative year to date.

2011

The Tiverton/Graham/Transtrend Series—Class 1 NAV lost 10.4% for the nine months ended September 30, 2011, net of fees and expenses; the Tiverton/Graham/Transtrend Series—Class 2 NAV lost 7.9% for the nine months ended September 30, 2011, net of fees and expenses.

For the nine months ended September 30, 2011, the Tiverton/Graham/Transtrend Series recorded net loss on investments of $3,574,024, net income of $72,116, and total expenses of $2,335,975, resulting in a net decrease in Owners’ capital from operations of

$5,837,883. The NAV per Unit, Class 1, decreased from $110.46 at December 31, 2010, to $98.73 as of September 30, 2011. The NAV per Unit, Class 2, decreased from $131.73 at December 31, 2010, to $120.42 as of September 30, 2011. Total Class 1 subscriptions and redemptions for the period were $61,898 and $16,524,448, respectively. Total Class 2 redemptions for the period were $2,904,273. There were no subscriptions. Ending capital at September 30, 2011, was $40,068,730 for Class 1 and $4,955,892 for Class 2. Ending capital at December 31, 2010, was $61,842,996 for Class 1 and $8,386,332 for Class 2.

The Tiverton/Graham/Transtrend Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Tiverton/Graham/Transtrend Series

Two of the six sectors traded in the Tiverton/Graham/Transtrend Series were profitable in the third quarter. Metals and Interest Rates were positive while Energies, Currencies, Agriculturals and Stock Indices were negative for the quarter.

In terms of major CTA performance, Tiverton was positive while Berkeley and Graham were negative for the quarter.

Currency Series

2012

The Currency Series—Class 1 NAV lost 9.0% for the nine months ended September 30, 2012, net of fees and expenses; the Currency Series—Class 2 NAV lost 6.9% for the nine months ended September 30, 2012, net of fees and expenses.

For the nine months ended September 30, 2012, the Currency Series recorded net loss on investments of $235,856, net investment income of $85, and total expenses of $101,935, resulting in a net decrease in Owners’ capital from operations of $337,706. The NAV per Unit, Class 1, decreased from $70.48 at December 31, 2011, to $64.14 as of September 30, 2012. The NAV per Unit, Class 2, decreased from $87.61 at December 31, 2011, to $81.59 as of September 30, 2012. Total Class 1 subscriptions and redemptions for the period were $37,133, and $842,240, respectively. Total Class 2 redemptions for the period were $25,319. There were no subscriptions. Ending capital at September 30, 2012, was $3,090,656 for Class 1 and $60,569 for Class 2. Ending capital at December 31, 2011, was $4,228,350 for Class 1 and $91,007 for Class 2.

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

2011

The Currency Series—Class 1 NAV lost 9.1% for the nine months ended September 30, 2011, net of fees and expenses; the Currency Series—Class 2 NAV lost 3.1% for the nine months ended September 30, 2011, net of fees and expenses.

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

Currency Series

Winton Series

2012

The Winton Series—Class 1 NAV lost 6.7% for the nine months ended September 30, 2012, net of fees and expenses; the Winton Series—Class 2 NAV lost 4.5% for the nine months ended September 30, 2012, net of fees and expenses.

For the nine months ended September 30, 2012, the Winton Series recorded net loss on investments of $1,513,333, net investment income of $386,507, and total expenses of $1,857,001, resulting in a net decrease in Owners’ capital from operations of $2,983,827. The NAV per Unit, Class 1, decreased from $141.13 at December 31, 2011, to $131.73 as of September 30, 2012. The NAV per Unit, Class 2, decreased from $165.82 at December 31, 2011, to $158.28 as of September 30, 2012. Total Class 1 subscriptions for the period were $158,451 and redemptions were $3,104,434. Total Class 2 redemptions for the period were $677,556. There were no subscriptions. Ending capital at September 30, 2012, was $32,937,034 for Class 1 and $10,503,724 for Class 2. Ending capital at December 31, 2011, was $38,345,799 for Class 1 and $11,702,325 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Winton Series

Two of the six sectors traded in the Winton Series were profitable in 3Q 2012. Stock Indices and Interest Rates were positive while Metals, Currencies, Agriculturals and Energies were negative for the quarter.

Two of the six sectors traded in the Winton Series is profitable year to date. The Stock Indices and Interest Rates sectors are profitable while Currencies, Metals, Agriculturals and Energies are negative year to date.

Winton Series

2011

The Winton Series—Class 1 NAV gained 4.9% for the nine months ended September 30, 2011, net of fees and expenses; the Winton Series—Class 2 NAV gained 7.3% for the nine months ended September 30, 2011, net of fees and expenses.

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

Winton/Graham Series

2012

The Winton/Graham Series—Class 1 NAV lost 5.7% for the nine months ended September 30, 2012, net of fees and expenses; the Winton/Graham Series—Class 2 NAV lost 3.5% for the nine months ended September 30, 2012, net of fees and expenses.

For the nine months ended September 30, 2012, the Winton/Graham Series recorded net gain on investments of $15,888, net investment income of $85,811, and total expenses of $1,455,957, resulting in a net decrease in Owners’ capital from operations of $1,354,258. The NAV per Unit, Class 1, decreased from $104.73 at December 31, 2011, to $98.80 as of September 30, 2012. The NAV per Unit, Class 2, decreased from $129.70 at December 31, 2011, to $125.13 as of September 30, 2012. Total Class 1 subscriptions for the period were $47,245 and redemptions were $4,355,759. Total Class 2 redemptions for the period were $1,273,542. There were no subscriptions. Ending capital at September 30, 2012, was $19,275,024 for Class 1 and $4,562,349 for Class 2. Ending capital at December 31, 2011, was $24,783,519 for Class 1 and $5,990,168 for Class 2.

The Winton/Graham Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Winton/Graham Series

Four of the six sectors traded in the Winton/Graham Series were profitable in 3Q 2012. Currencies, Agriculturals, Stock Indices and Interest Rates were positive while Metals and Energies were negative for the quarter.

Two of the six sectors traded in the Winton/Graham Series are profitable year to date. The Interest Rates and the Stock Indices sectors are profitable while Currencies, Metals, Agriculturals and Energies are negative year to date.

In terms of major CTA performance, both Graham and Winton were positive for the quarter and they are both negative year to date.

Winton/Graham Series

2011

The Winton/Graham Series—Class 1 NAV lost 4.7% for the nine months ended September 30, 2011, net of fees and expenses; the Winton/Graham Series—Class 2 NAV lost 1.2% for the nine months ended September 30, 2011, net of fees and expenses.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of September 30, 2012 and December 31, 2011. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Frontier Diversified Series:

MARKET SECTOR	September 30, 2012		December 31, 2011
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$10,113,444	8.4%	$5,973,146	4.5%
Currencies	$8,337,519	6.9%	$4,110,056	3.1%
Stock Indices	$5,344,491	4.4%	$2,947,326	2.2%
Metals	$927,058	0.8%	$267,495	0.2%
Agriculturals/Softs	$2,604,059	2.2%	$2,060,410	1.5%
Energy	$868,892	0.7%	$2,137,689	1.6%
Total:	$28,195,463	23.4%	$17,496,122	13.1%

Frontier Long/Short Commodity Series:

MARKET SECTOR	September 30, 2012		December 31, 2011
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,395,599	2.1%	$1,033,509	1.5%
Currencies	$989,628	1.5%	$460,279	0.6%
Stock Indices	$1,517,497	2.3%	$681,982	1.0%
Metals	$1,150,573	1.7%	$406,988	0.6%
Agriculturals/Softs	$3,724,333	5.5%	$2,736,200	3.9%
Energy	$1,396,030	2.1%	$4,843,829	6.8%
Total:	$10,173,660	15.2%	$10,162,787	14.4%

Frontier Masters Series:

MARKET SECTOR	September 30, 2012		December 31, 2011
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$3,661,146	6.3%	$1,517,381	2.9%
Currencies	$2,940,618	5.1%	$1,168,162	2.2%
Stock Indices	$2,254,175	3.9%	$551,850	1.0%
Metals	$227,969	0.4%	$224,102	0.4%
Agriculturals/Softs	$423,697	0.7%	$612,343	1.2%
Energy	$225,747	0.4%	$499,134	0.9%
Total:	$9,733,352	16.8%	$4,572,972	8.6%

Balanced Series: (1)

	September 30, 2012		December 31, 2011
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$21,095,201	9.6%	$12,658,095	5.0%
Currencies	$18,832,122	8.5%	$9,980,695	3.9%
Stock Indices	$11,716,408	5.3%	$6,408,240	2.5%
Metals	$1,855,562	0.8%	$530,322	0.2%
Agriculturals/Softs	$5,320,508	2.4%	$4,171,096	1.6%
Energy	$1,661,252	0.8%	$4,239,430	1.7%
Total:	$60,481,053	27.4%	$37,987,878	14.9%

Tiverton/Graham/Transtrend Series:

	September 30, 2012		December 31, 2011
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$2,195,664	7.4%	$1,987,350	5.0%
Currencies	$1,455,145	4.9%	$2,181,879	5.5%
Stock Indices	$1,603,210	5.4%	$821,477	2.1%
Metals	$266,136	0.9%	$20,795	0.1%
Agriculturals/Softs	$477,376	1.6%	$693,002	1.7%
Energy	$242,117	0.8%	$323,096	0.8%
Total:	$6,239,648	21.0%	$6,027,599	15.2%

Currency Series:

	September 30, 2012		December 31, 2011
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0%	$—	0%
Currencies	$942,040	29.9%	$940,205	21.8%
Stock Indices	$—	0%	$—	0%
Metals	$—	0%	$—	0%
Agriculturals/Softs	$—	0%	$—	0%
Energy	$—	0%	$—	0%
Total:	$942,040	29.9%	$940,205	21.8%

Winton Series:

MARKET SECTOR	September 30, 2012		December 31, 2011
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,554,054	3.6%	$1,435,740	2.9%
Currencies	$2,787,443	6.4%	$1,562,233	3.1%
Stock Indices	$631,952	1.5%	$346,133	0.7%
Metals	$82,409	0.2%	$153,107	0.3%
Agriculturals/Softs	$377,954	0.9%	$411,136	0.8%
Energy	$117,649	0.3%	$80,743	0.2%
Total:	$5,551,461	12.9%	$3,989,092	8.0%

Winton/Graham Series:

	September 30, 2012		December 31, 2011
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,928,577	8.1%	$2,634,892	8.6%
Currencies	$1,707,927	7.2%	$2,502,412	8.1%
Stock Indices	$802,904	3.4%	$933,122	3.0%
Metals	$107,506	0.5%	$226,400	0.7%
Agriculturals/Softs	$401,910	1.7%	$845,163	2.7%
Energy	$190,434	0.8%	$325,600	1.1%
Total:	$5,139,258	21.7%	$7,467,589	24.2%

(1)	As of September 30, 2012 and December 31, 2011, a portion of the assets of the Balanced Series was invested in an Option of futures contracts with a notional value of $15,325,024 and $14,129,540, respectively. Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of September 30, 2012, by market sector.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Accounting Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the Trust and each Series as of September 30, 2012 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Accounting Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

Effective July 17, 2012, the Managing Owner transferred cash custody of the Trust’s cash to US Bank Institutional Trust & Custody. The Managing Owner performed significant due diligence on US Bank Institutional Trust & Custody prior to selection of this custodial services provider. All cash transaction for the Trust, effective July 17, 2012, now are processed by the custodian with a dual authorization process from the Managing Owner.

Effective June 11, 2012, the Managing Owner transferred investor subscription and redemption processing and cash handling for the Frontier Fund to Phoenix American Financial Services, Inc. The Managing Owner performed significant due diligence on Phoenix American Financial Services prior to selection of the service provider to take over this service area. The Managing Owner performed parallel testing of the process prior to transition and continued to shadow this process through the end of the second quarter of 2012. Phoenix American Financial Services took over full transfer agency responsibility and functions, in addition to the services noted prior , effective October 17, 2012. The Managing Owner continues to provide oversight and monitoring of Phoenix American Financial Services in their capacity as transfer agent for the Fund.

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

The following table provides information regarding the sale of unregistered Units by the Registrant for the three months ended September 30, 2012. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Registrant claims an exemption from registration of each of the transactions listed below under Section 4(2) of the Securities Act, as a sale by an issuer not involving a public offering.

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
Date: November 14, 2012

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
Date: November 14, 2012

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
Date: November 14, 2012

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
Date: November 14, 2012

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
Date: November 14, 2012

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
Date: November 14, 2012

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
Date: November 14, 2012

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
Date: November 14, 2012

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
Date: November 14, 2012

	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund