Form 10-K
period 2012-12-31
FRONTIER FUND; BALANCED SERIES, a series of The Frontier Fund; Frontier Heritage Series, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; Frontier Select Series, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; FRONTIER LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; FRONTIER DIVERSIFIED SERIES, a series of The Frontier Fund; FRONTIER MASTERS SERIES, a series of The Frontier Fund
filed 2013-04-01
CIK 1261379, 1389122, 1389123, 1389124, 1389125, 1389126, 1389128, 1450720, 1450722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-51274

THE FRONTIER FUND

FRONTIER DIVERSIFIED SERIES; FRONTIER LONG/SHORT COMMODITY

SERIES; FRONTIER MASTERS SERIES; BALANCED SERIES; TIVERTON /GRAHAM/TRANSTREND SERIES;

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

Tiverton /Graham/Transtrend Series Class 1, Class 2 and Class 3 Units;

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Frontier Fund’s units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of December 31, 2012 were: 1,184,142 for the Frontier Diversified Series, 452,096 for the Frontier Long/Short Commodity Series, 499,138 for the Frontier Masters Series, 1,620,653 for the Balanced Series, 313,991 for the Tiverton/Graham/Transtrend Series, 47,605 for the Currency Series, 299,573 for the Winton Series and 210,172 for the Winton/Graham Series.

Documents Incorporated by Reference

Portions of the Prospectus filed by the registrant on January 31, 2013 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-164629) are incorporated by reference into Part I and Part II of this report.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF DECEMBER 31, 2012, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

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

The Trust has nine (9) separate and distinct Series of Units issued and outstanding: Frontier Diversified Series, Frontier Masters Series, Balanced Series, Frontier Long/Short Commodity Series, Tiverton/Graham/Transtrend Series (formerly Berkeley/Graham/Tiverton Series), Currency Series, Winton Series, Winton/Graham Series and TBG Institutional Series (each a “Series” and collectively, the “Series”). The TBG Institutional Series is a private series of the Trust, financial statements and any management discussion and analysis has not been presented. The Trust, with respect to the Series, may issue additional Series of Units

The Trust, with respect to each Series:

•

engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

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

•

maintains each Series of Units in three or six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of Selling Agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to Equinox Fund Management, LLC (the “Managing Owner”) by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Series, and Frontier Masters Series or Class 2a Units of the Frontier Long/Short Commodity Series) sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents; and

•

all payments made to Selling Agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Series or Balanced Series will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of December 31, 2012, the Trust had eight separate Series of Units issued and outstanding: the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Tiverton/Graham/Transtrend Series, Currency Series, Winton Series and Winton/Graham Series. Each Series of Units has between three and six separate classes issued and/or outstanding—Class 1, Class 2, Class 3, Class 1a, Class 2a, and Class 3a.

As of December 31, 2012, the total Units outstanding of each Series of the Trust was 1,184,142 with respect to the Frontier Diversified Series, 452,096 with respect to the Frontier Long/Short Commodity Series, 499,138 with respect to the Frontier Masters Series, 1,620,653 with respect to the Balanced Series, 313,991 with respect to the Tiverton /Graham/Transtrend Series, 47,605 with respect to the Currency Series, 299,573 with respect to the Winton Series and 210,172 with respect to the Winton/Graham Series.

The Currency Series and Winton Series invest a portion of their assets in a single Trading Company, which allocates assets to one Swap or Advisor. Each of the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Tiverton /Graham/Transtrend Series, and Winton/Graham Series have invested a portion of its assets in several different Trading Companies and have multiple Trading Advisors that manage the assets invested in such Trading Companies.

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

During July, 2012, Frontier Long/Short Commodity Series Class 1 Units and Balanced Series Class 1a Units ceased trading operations and all remaining Units were exchanged for Class 3 Units and Class 3a Units, respectively.

Trading Advisors are responsible for the trading decisions of the respective Trading Companies for which they trade. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions but from time to time these percentages may be substantially more or less. The remainder of each Series’ assets is maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of custom time deposits, U.S. Treasury securities and credit default swaps. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

The Balanced Series, for purposes of diversification of investments and trading advisors through the Series’ access to trading companies in which the Balanced Series does not have a direct interest, advanced funds to the Frontier Diversified Series, Frontier Masters Series and the Currency Series. These advances have all been paid as of December 31, 2012.

The Trading Advisors were selected based upon the Managing Owner’s evaluation of each Trading Advisor’s past performance, trading portfolios and strategies, as well as how each Trading Advisor’s performance, portfolio and strategies complement and differ from those of the other Trading Advisors. As of December 31, 2012, none of the Trading Advisors or any of their principals had any beneficial interest in the Trust, but any of them are free to acquire such beneficial interest.

Equinox Fund Management, LLC, a Delaware limited liability company formed in June 2003, is the managing owner of the Trust (the “Managing Owner”). The Managing Owner became registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator (“CPO”), as of August 6, 2003, and has been a member of the National Futures Association (the “NFA”) in such capacity since that date. The Managing Owner’s main business office is located at 1775 Sherman Street, Suite 2500, Denver, Colorado 80203, telephone (303) 837-0600. A description of the Managing Owner’s responsibilities to the Trust is contained in a Prospectus dated January 31, 2013 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended (File No. 333-164629), which is referred to herein as the “Prospectus,” under the section captioned “The Managing Owner,” and such description is incorporated herein by reference from the Prospectus.

Regulation

Under the Commodity Exchange Act, as amended, (the “Commodity Exchange Act”) commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the Commodity Exchange Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated responsibility to the NFA for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective “associated persons” and “floor brokers.” The Commodity Exchange Act requires “commodity pool operators,” such as the Managing Owner, “commodity trading advisors,” and commodity brokers or “futures commission merchants,” such as the Trust’s commodity brokers, to be registered and to comply with various reporting and recordkeeping requirements. The Managing Owner and the Trust’s commodity brokers are members of the NFA. The CFTC may suspend a commodity pool operator’s or a commodity trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated there under. In the event that the Managing Owner’s registration as a commodity pool operator were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust. Should the Managing Owner’s registration be suspended, termination of the Trust may result.

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

As of December 31, 2012, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

	Allocation as of December 31, 2012 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
	Frontier Diversified	Frontier Long/Short	Frontier Masters		Tiverton /Graham/		Winton/Graham
Advisor	Series	Commodity Series	Series	Balanced Series	Transtrend Series*	Winton Series	Series
Beach Horizon LLP	12%	13%	—	9%	—	—	—
Cantab Capital Partners LLP	21%	—	27%	21%	—	—	—
Global Advisors (Jersey) Limited	—	13%	—	—	—	—	—
Graham Capital Management, L.P.	4%	—	—	—	40%	—	54%
Mesirow Financial Commodities Management, LLC	—	13%	—	—	—	—	—
Quantitative Investment Management, LLC	11%	—	—	9%	—	—	—
QuantMetrics Capital Management LLP	7%	—	—	—	—	—	—
Red Oak Commodity Advisors, Inc.	—	14%	—	—	—	—	—
Rosetta Capital Management, LLC	—	11%	—	—	—	—	—
Skyline Management, Inc.	—	9%	—	—	—	—	—
Tiverton Trading	14%	—	20%	15%	40%	—	—
Transtrend B.V.	—	—	32%	—	20%	—	—
Winton Capital Management Ltd.	11%	—	21%	12%	—	100%	46%

*	As of February 29, 2012, Berkeley Quantitative LP no longer provided trading advisory services to The Frontier Fund or any trading company managed by the managing owner of The Frontier Fund. As of March 4, 2012 the Berkeley/Graham/Tiverton Series of The Frontier Fund was renamed Tiverton /Graham/Transtrend Series.

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

Additional Information

As of February 29, 2012, Equinox Fund Management, LLC, the managing owner of The Frontier Fund, terminated The Frontier Fund’s advisory agreement with Berkeley Quantitative LP (“Berkeley”). Berkeley will no longer provide trading advisory services to The Frontier Fund or any trading company managed by the managing owner of The Frontier Fund. Effective March 4, 2012, Berkeley/Graham/Tiverton Series became known as the Tiverton/Graham/Transtrend Series.

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

A principal risk in futures, forward and options trading is volatile performance. Because the trading decisions for each of the Trust’s Winton Series will be made by a single Trading Advisor, the trading for each such Series is similar to a single advisor fund in which one trading advisor makes all the trading decisions. In single advisor funds, volatility may increase as compared to a fund with several trading advisors who, collectively, can diversify risk to a greater extent (assuming those advisors are non-correlated with each other).

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

The Trading Advisors’ trading is subject to execution risks.

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

Futures Interests trading is speculative and volatile.

The rapid fluctuations in the market prices of futures, forwards, and options make an investment in any of the series volatile. Volatility is caused by, among other things: changes in supply and demand relationships; weather; agriculture, trade, fiscal, monetary and exchange control programs; domestic and foreign political and economic events and policies; and changes in interest rates. The Trading Advisors’ technical trading methods may not take account of these factors except as they may be reflected in the technical input data analyzed by the trading advisors. In addition, governments from time to time intervene, directly and by regulation, in certain markets, often with the intent to influence prices directly. The effects of governmental intervention may be particularly significant at certain times in the financial instrument and currency markets, and this intervention may cause these markets to move rapidly.

Options are volatile and inherently leveraged, and sharp movements in prices could cause the Trust to incur large losses.

Certain Trading Advisors may trade options on futures. Although successful options trading requires many of the same skills as successful futures trading, the risks involved are somewhat different. Successful options trading requires a trader to accurately assess near-term market volatility, because that volatility is immediately reflected in the price of outstanding options. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in many long-term futures strategies. If market volatility is incorrectly predicted, the use of options can be extremely expensive.

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

Certain Trading Advisors may trade options on futures. Options on futures contract gains and losses are marked-to-market daily for purposes of determining margin requirements. Option positions will require additional margin if the market moves against the position. Due to these differences in margin treatment between futures and options, there may be periods in which positions on both sides must be closed down prematurely due to short term cash flow needs. If this occurs during an adverse move in a spread or straddle relationship, then a substantial loss could occur.

The Trading Companies and Trust may enter into Swap and similar transactions which may create risks.

Swaps are not traded on exchanges and are not subject to the same type of government regulation as exchange markets. As a result, many of the protections afforded to participants on organized exchanges and in a regulated environment are not available in connection with these transactions.

The Dodd-Frank Wall Street Reform and Consumer Protection Act will affect the manner in which OTC swap transactions are traded and the credit risk associated with such trading. Any changes will likely impact the way swaps are traded and could impact the trading strategy of the trust, as well as make it more expensive to trade swaps.

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

A portion of each Series’ assets may be used to trade OTC derivative contracts, such as forward contracts, option contracts, or swaps, or spot contracts. OTC contracts are typically traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and are essentially unregulated by the CFTC. You therefore do not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act in connection with this trading activity. The markets for OTC contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. The lack of regulation in these markets could expose a Series in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.

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

The Dodd-Frank Act will affect the manner in which OTC swap transactions are traded and the credit risk associated with such trading. Depending upon actions taken by regulatory authorities, these changes may also affect the manner of trading of OTC foreign currency transactions. Transactions that have been entered into prior to implementation of the provisions of the Dodd-Frank Act will remain in effect. Accordingly, even after the new regulatory framework is fully implemented, the risks of OTC foreign exchange transactions will continue to exist with respect to transactions entered into prior to the implementation of the provisions of the Dodd-Frank Act. Additionally, any changes will likely impact the way swaps are traded and could impact the trading strategy of the trust, as well as make it more expensive to trade swaps.

Foreign markets are less regulated than U.S. markets and are subject to exchange rate, market practices, and political risks.

A substantial portion of the Trading Advisors’ trades are expected to take place on markets or exchanges outside the United States. There is no limit to the amount of assets of any Series that may be committed to trading on foreign markets. Foreign trading involves risks—including exchange rate exposure, possible governmental intervention, and lack of regulation—which U.S. trading does not. In addition, the Trading Advisors may not have the same access to certain positions on foreign exchanges as do local traders, and the historical market data on which the Trust’s Trading Advisors base their strategies may not be as reliable or accessible as it is in the United States. Certain foreign exchanges may also be in a more or less developmental stage so that prior price histories may not be indicative of current price dynamics. The rights of traders or investors in the event of insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers.

Additionally, trading on U.S. exchanges is subject to CFTC regulation and oversight, including for example, minimum capital requirements for commodity brokers, regulation of trading practices on the exchanges, prohibitions against trading ahead of customer orders, prohibitions against filling orders off exchanges, prescribed risk disclosure statements, testing and licensing of industry sales personnel and other industry professionals, and record keeping requirements. Trading on non-U.S. exchanges is not regulated by the CFTC or any other U.S. governmental agency or instrumentality, and may be subject to regulations that are different or less rigorously enforced than those to which U.S. exchange trading is subject.

Assets Held in Accounts at U.S. Banks May Not Be Fully Insured.

The assets of each trading company that are deposited with commodity brokers or their affiliates may be placed in deposit accounts at U.S. banks. The Federal Deposit Insurance Corporation (FDIC) insures deposit accounts up to $250,000 for each accountholder, and, if the funds in a single account can be traced back to individual beneficiaries, then each beneficiary is entitled to $250,000 in coverage. This amount of insurance coverage was made permanent by the Dodd-Frank Act. In addition, the Dodd-Frank Act provides temporary, unlimited deposit insurance for all non-interest bearing transaction accounts at FDIC-insured depository institutions. Under this provision of the Dodd-Frank Act, non-interest bearing transaction accounts will be fully insured, without limit, from December 31, 2010 through December 31, 2012. A non-interest bearing transaction account includes non-interest bearing demand deposit (or checking) accounts that allow for an unlimited number of deposits and withdrawals at any time, whether held by a business, an individual or other type of depositor. However, when this provision of the Dodd-Frank Act expires on January 1, 2013, all of a depositor’s accounts at an insured depository institution, including all noninterest-bearing transaction accounts, will be insured by the FDIC up to the standard maximum deposit insurance amount ($250,000), for each deposit insurance ownership category. Uninsured depositors also may receive funds in the event of a receivership of the bank holding the deposit accounts, but uninsured depositors have a lower priority in respect of payment than insured depositors or certain other creditors, and frequently there are insufficient funds in a receivership estate to pay off uninsured depositors fully. If the FDIC were to become receiver of a U.S. bank holding deposit accounts that were established by a commodity broker or one of its affiliates, then it is uncertain whether the commodity broker, the affiliate involved, the trading company, the Series involved, or the investor would be able to reclaim cash in the deposit accounts in the full amount.

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

Certain Restrictions on Redemption and Transfer of the Units Will Apply.

Investors may redeem units daily on one business day notice, but certain restrictions on redemption and transfer will apply. For example, if you invest in class 1 or 1a units and redeem all or a portion of such units on or before the end of the 12 full months following the purchase of such units, you will be charged a redemption fee of up to 2.0% of the purchase price of any such units being redeemed. Also, transfers of units are permitted only with the prior written consent of the managing owner and provided that conditions specified in the trust agreement are satisfied. There is no secondary market for the units and none is expected to develop.

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

An investment in Units may not diversify an overall portfolio.

Historically, managed futures have performed in a manner largely independent from the general equity and debt markets . If, however, a Series does not perform in a non-correlated manner with respect to the general financial markets or does not perform successfully, you will obtain little or no diversification benefits by investing in the Units. An investment in any Series of the Trust could increase, rather than reduce your overall portfolio losses during periods when the Trust and the equity and debt markets decline in value. There is no way of predicting whether the Trust will lose more or less than stocks and bonds in declining markets. You should therefore not consider the Units to be a hedge against losses in your core stock and bond portfolios. Past performance is not indicative of future results.

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

The Trading Companies are subject to speculative position limits.

The CFTC and U.S. exchanges have established “speculative position limits” on the maximum net long or net short position which any person or group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity future contract prices on a single trading day. The trading instructions of the Trading Advisors may have to be modified, and positions held by the Trading Companies may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Trading Companies by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

In October 2011, the CFTC adopted new rules governing position limits. In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling. The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps. These rules could have an adverse effect on the Trading Advisors trading for the Trading Companies.

Increases in assets under management of any of the Trading Advisors could lead to diminished returns.

We believe that none of the Trading Advisors intends to limit the amount of additional equity that it may manage, and each will continue to seek major new accounts. However, the rates of returns achieved by a Trading Advisor often diminish as the assets under its management increase. This can occur for many reasons, including the inability of the Trading Advisor to execute larger position sizes at desired prices and because of the need to adjust the Trading Advisor’s trading program to avoid exceeding speculative position limits. These limits are established by the CFTC and the exchanges on the number of speculative futures and options contracts in a commodity that one trader may own or control. Furthermore, if the Trading Advisors for a Series cannot manage any additional allocation from the Trust, the Managing Owner may add additional Trading Advisors for such Series who may have less experience or less favorable performance than the existing Trading Advisors.

The use of multiple Trading Advisors may result in offsetting or opposing trading positions and may also require one Trading Advisor to fund the margin requirements of another Trading Advisor.

The use of multiple Trading Advisors for the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Winton/Graham Series, Tiverton/Graham/Transtrend Series, and Frontier Long/Short Commodity Series may result in developments or positions that adversely affect the respective Series’ NAV. For example, because the Trading Advisors trading for the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Winton/Graham Series, Tiverton/Graham/Transtrend Series, and Frontier Long/Short Commodity Series will be acting independently, such Series could buy and sell the same futures contract, thereby incurring additional expenses but with no net change in its holdings. The Trading Advisors also may compete, from time to time, for the same trades or other transactions, increasing the cost to such Series of making trades or transactions or causing some of them to be foregone altogether. Even though the margin requirements resulting from each Trading Advisor’s trading for any such Series ordinarily will be met from that Trading Advisor’s allocated net assets of such Series, a Trading Advisor for the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Winton/Graham Series, Tiverton/Graham/Transtrend Series, or Frontier Long/Short Commodity Series may incur losses of such magnitude that such Series is unable to meet margin calls from the allocated net assets of that Trading Advisor. If losses of such magnitude were to occur, the Clearing Brokers for the Trading Company or Trading Companies in which such Series invests its assets may require liquidations and contributions from the allocated net assets of another Trading Advisor for such Series.

The Trading Advisors’ trading programs bear some similarities and, therefore, may lessen the benefits to the Balanced Series, Winton/Graham Series, Tiverton/Graham/Transtrend Series, and Frontier Long/Short Commodity Series of having multiple Trading Advisors.

Each Trading Advisor has, over time, developed and modified the program it will use in trading. Nevertheless, the Trading Advisors’ trading programs have some similarities. These similarities may, in fact, mitigate the positive effect of having multiple Trading Advisors for the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Winton/Graham Series, Tiverton/Graham/Transtrend Series, and Frontier Long/Short Commodity Series. For example, in periods where one Trading Advisor experiences a draw-down, it is possible that these similarities will cause the other Trading Advisors to also experience a draw-down.

Each Series relies on its Trading Advisor(s) for success, and if a Trading Advisor’s trading is unsuccessful, the Series may incur losses.

The Trading Advisor(s) for each Series will make the commodity trading decisions for that Series. Therefore, the success of each Series largely depends on the judgment and ability of the Trading Advisors. A Trading Advisor’s trading for any Series may not prove successful under all or any market conditions. If a Trading Advisor’s trading is unsuccessful, the applicable Series may incur losses. Similarly, the success of each Series that invests in swaps largely depends on the judgment and ability of the commodity trading advisors whose trading programs are referenced by swaps in which such Series invests.

There are disadvantages associated with terminating or replacing Trading Advisors.

A Trading Advisor generally is required to recoup previous trading losses before it can earn performance-based compensation. However, the Managing Owner may elect to replace a Trading Advisor that has a “loss carryforward.” In that case, the Trust would lose the “free ride” of any potential recoupment of the prior losses of such Trading Advisor. In addition, the new Trading Advisor would earn performance-based compensation on the first dollars of investment profits.

It is also possible that (i) the advisory agreement with any Trading Advisor, once it expires, will not be renewed on the same terms as the current advisory agreement for that Trading Advisor, (ii) if assets of any Series allocated to a particular Trading Advisor are reallocated to a new or different Trading Advisor, the new or different Trading Advisor will not manage the assets on terms as favorable to the Series as those negotiated with the previous Trading Advisor, (iii) the addition of a new Trading Advisor and/or the removal of one of the current Trading Advisors may cause disruptions in trading as assets are reallocated or (iv) the services of a replacement trading advisor may not be available. There is severe competition for the services of qualified trading advisors, and the Managing Owner may not be able to retain replacement or additional trading advisors on acceptable terms. The effect of the replacement of or the reallocation of assets away from a Trading Advisor therefore, could be significant.

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

Each Trading Advisor will make certain trading decisions on the basis of short-term market considerations. The portfolio turnover rate may be substantial at times, either due to such decisions or to market conditions and result in one or more Series incurring substantial brokerage commissions and other transaction fees and expenses.

The Trust will have counterparty risk to U.S. Bank.

Each of the Trading Companies currently holds substantially all cash deposits not used for margin with U.S. Bank, although the Managing Owner may choose to hold the Trading Companies’ cash at other banks in its sole discretion. Because all cash deposits not used for margin are currently held at U.S. Bank, the Trust is subject to the risk that U.S. Bank may fail or that such cash deposits will not be available to the Trading Companies or the Trust. This could have a significant impact on you and your investment.

Operating Risks

Past performance is not necessarily indicative of future performance.

The Managing Owner has selected each Trading Advisor to manage the assets of each Series because each Trading Advisor performed well through the date of its selection. You must consider, however, the uncertain significance of past performance, and you should not rely to a substantial degree on the Trading Advisors’ or the Managing Owner’s records to date for predictive purposes. You should not assume that any Trading Advisor’s future trading decisions will create profit, avoid substantial losses or result in performance for the Series comparable to that Trading Advisor’s or to the Managing Owner’s past performance. In fact, as a significant amount of academic study has shown, futures funds more frequently than not under-perform the past performance records included in their prospectuses. The managing owner believes that the past performance of the trading advisors may be of interest to prospective investors, but encourages you to look at such information as an example of the respective objectives of the managing owner and each trading advisor rather than as any indication that the investment objectives of any series will be achieved.

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

The Managing Owner may allocate nominal assets in respect of a Series that are in excess of the NAV of such Series.

At any given time, the nominal assets, which are the total amount of assets of a series allocated to trading advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the trading advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the trading advisors and any reference programs, of a Series may exceed the NAV of such Series depending on the amount of notional equity that is being utilized. The Managing Owner expects that the nominal assets of each Series will generally be maintained at a level in excess of the NAV of such Series and such excess may be substantial to the extent the Managing Owner deems necessary to achieve the desired level of volatility. To the extent that nominal assets of a Series are in excess of NAV, investors should understand that the applicable Series will experience greater volatility as measured by NAV than it would if the nominal assets were maintained at a level equal to NAV. In such case, any losses to the Series will be greater as measured by a percentage of NAV, as compared to the percentage loss incurred in respect of nominal assets. Consequently, the allocation of nominal assets in excess of a Series’ NAV will magnify exposure to the swings in market prices of futures, forwards, options or other assets held by a trading company or referenced by a swap or other derivative instrument and result in increased volatility, and potentially greater losses. You may lose all or substantially all of your investment in a Series.

Each Series is charged substantial fees and expenses regardless of profitability.

Each Series is charged brokerage charges, over-the-counter dealer spreads and related transaction fees and expenses and management fees in all cases regardless of whether any Series’ activities are profitable. In addition, the Managing Owner charges each Series an incentive fee based on a percentage of trading profits earned on the Series’ net assets and the Managing Owner pays all or a portion of such incentive fees to the Trading Advisor(s) for such Series. Because the Balanced Series, Winton/Graham Series, Tiverton/Graham/Transtrend Series, Frontier Diversified Series, Frontier Masters Series and Frontier Long/Short Commodity Series may each employ multiple Trading Advisors, it is possible that such Series could pay substantial incentive fees out of the assets of any such Series with respect to one or more Trading Advisors in a year in which such Series has no net trading profits or in which it actually loses money. In addition, each Series must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit.

Investors should note that the management fee payable to the Managing Owner is based on nominal assets rather than NAV. Therefore, the management fee will be greater as a percentage of a Series’ NAV to the extent that the nominal assets of such Series exceed its NAV.

There are certain risks associated with investments in trading companies.

Certain of the trading companies may be organized as series limited liability companies. This means that, under the Delaware Limited Liability Company Act, the assets of one Series are not available to pay the liabilities of another Series or the trading company as a whole. This statute has not been tested in a court of law in the United States. In the event series liability is not enforceable, a segregated Series could be obligated to pay the liabilities of another Series or the trading company.

Each of the Series except for Currency Series and Winton Series invests in trading companies that, although they are organized as series limited liability companies, allocate assets to more than one commodity trading advisor without the establishment of separate series with segregated liabilities. For these trading companies, losses incurred by one commodity trading advisor may negatively impact the trading company as a whole, as the assets allocated to a different commodity trading advisor may be made available to pay the liabilities of the commodity trading advisor that has incurred the loss. Since the Series currently invest in such trading companies, this could indirectly cause the assets of one Series to be used to pay the liabilities of another Series. For trading companies that allocate assets to more than one commodity trading advisor, a Series may be allowed to allocate a portion of its assets to a particular commodity trading advisor accessed by the trading company, rather than to the trading company as a whole.

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

Each Series may incur higher fees and expenses upon renewing existing or entering into new contractual relationships.

The clearing agreements between the Clearing Brokers and the Trading Companies generally are terminable by the Clearing Brokers once the Clearing Broker has given the Trading Company the required notice. Upon termination of a clearing agreement, the Managing Owner may be required to renegotiate that agreement or make other arrangements for obtaining clearing. The services of the Clearing Brokers may not be available, or even if available, these services may not be available on the terms as favorable as those contained in the expired or terminated clearing agreements.

The Series may be obligated to make payments under guarantee agreements.

Each of the Series has guaranteed the obligations of the trading companies under the customer agreements with UBS Securities as Clearing Broker. In the event that one Series is unable to meet its obligations to UBS Securities, the assets of the other Series will be available to UBS Securities as part of the guarantee, but only to the extent of such Series’ pro rata allocation to the trading company. As such, even if you are not invested in the defaulting Series, your investment could be impacted. The Trust, or any Series of the Trust, may enter into similar guarantees in the future.

The incentive fees could be an incentive to the Trading Advisors to make riskier investments.

The Managing Owner pays each Trading Advisor incentive fees based on the trading profits earned by it for the applicable Series, including unrealized appreciation on open positions. Accordingly, it is possible that the Managing Owner will pay an incentive fee on trading profits that do not become realized. Also, because the Trading Advisors are compensated based on the trading profits earned, each of the Trading Advisors has a financial incentive to make investments that are riskier than might be made if a Series’ assets were managed by a Trading Advisor that did not receive performance-based compensation.

The interest rate floor for certain Series may create financial risk for such Series.

With respect to the Winton/Graham Series, Winton Series, Tiverton/Graham/Transtrend Series, Currency Series and the Class 1 and Class 2 of the Balanced Series, the Trust has agreed to pay all interest income earned by it to the Managing Owner up to a cap of 2.0% annually of the NAV of such Series. To the extent that the interest income earned by the Trust falls below 0.75% annually, the Trust will be obligated to pay the Managing Owner the difference between the interest income that is allocated to each of such Series and 0.75%. Such shortfall will be charged pro rata across such Series of Units. Accordingly, if interest rates fall, then you could be charged a portion of such interest income shortfall which would reduce the value of your Units in such Series.

In October 2008, the Trust invested approximately $272 million in custom time deposits with U.S. Bank N.A. The time deposits earn a guaranteed fixed interest rate of 3.75% and will mature nine months from the deposit date and be subject to automatic six-month rollovers through October 2013. In September 2009, the Trust invested approximately $100 million in custom time deposits with U.S. Bank N.A. The time deposits earn a guaranteed fixed interest rate of 2.17% and will mature six months from the deposit date and be subject to automatic six-month rollovers through October 2014. This time deposit was redeemed in August 2011. In April 2010, the Trust invested approximately $50 million in custom time deposits with U.S. Bank N.A. The time deposits earn a guaranteed fixed interest rate of 2.40% and will mature six months from the deposit date and be subject to automatic six-month rollovers through October 2015. This time deposit was partially redeemed in January 2012 and October 2012, and fully redeemed in November 2012. Proceeds of redeemed time deposits were used to fund counterparty margin requirements, investor redemptions from the Trust, or other operating needs of the Trust.

Other assets of the Trust earn interest at different rates. There can be no assurance that the interest income of the Trust can be maintained above the 0.75% shortfall level due to the uncertainties of the duration and extent of a low interest rate environment.

You have limited rights, and you cannot prevent the Trust from taking actions which could cause losses.

You will exercise no control over the Trust’s day-to-day business. Therefore, the Trust will take certain actions and enter into certain transactions or agreements without your approval. For example, the Trust may retain a Trading Advisor for a Series in which you are invested, and such Trading Advisor may ultimately incur losses for the Series. As a Limited Owner, you have no ability to determine or influence the hiring, retention or firing of such Trading Advisor. However, certain actions, such as termination or dissolution of a Series, may only be taken upon the affirmative vote of Limited Owners holding Units representing at least a majority (over 50%) of the NAV of the Series (excluding Units owned by the Managing Owner and its affiliates).

You may not be able to establish a basis for liability against a Trading Advisor, a Clearing Broker or the Swap Counterparty.

Each Trading Advisor, each Clearing Broker and each Swap counterparty acts only as a trading advisor, clearing broker or swap counterparty, respectively, to the applicable Series and Trading Company. These parties do not act as trading advisors, clearing brokers, or swap counterparties to you. Therefore, you have no contractual privity with the Trading Advisors, the Clearing Brokers or any Swap counterparty. Due to this lack of contractual privity, you may not be able to establish a basis for liability against a Trading Advisor, a Clearing Broker or any Swap counterparty.

An unanticipated number of redemption requests during a short period of time could result in losses.

Substantial redemptions of units could require a Series to liquidate investments more rapidly than otherwise desirable in order to raise the necessary cash to fund the redemptions, which could result in losses. Illiquidity in the markets could make it difficult to liquidate positions on favorable terms, which could result in additional losses. It may also be difficult for the Series to achieve a market position appropriately reflecting a smaller equity base.

Reserves for contingent liabilities may be established upon redemption, and the Trust may withhold a portion of your redemption amount.

When you redeem your units, the Trust may find it necessary to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of your redemption amount. This could occur, for example, (i) if some of the positions of the Series in which you were invested were illiquid, (ii) if there are any assets which cannot be properly valued on the redemption date, or (iii) if there is any pending transaction or claim by or against the Trust involving or which may affect your book capital account or your obligations.

Conflicts of interest exist in the structure and operation of the Trust.

A number of actual and potential conflicts of interest exist in the operation of the Trust’s business. The Managing Owner, the Trading Advisors and their respective principals, all of which are engaged in other investment activities, and are not required to devote substantially all of their time to the Trust’s business.

The failure or bankruptcy of one of its Futures Clearing Brokers, banks or other custodians could result in a substantial loss of one or more Series’ assets.

The Trust is subject to the risk of insolvency of an exchange, clearinghouse, commodity broker, and counterparties with whom the trading companies trade. Trust assets could be lost or impounded in such an insolvency during lengthy bankruptcy proceedings. Were a substantial portion of the Trust’s capital tied up in a bankruptcy, the Managing Owner might suspend or limit trading, perhaps causing a Series to miss significant profit opportunities. The Trust is subject to the risk of the inability or refusal to perform on the part of the counterparties with whom contracts are traded. In the event that the Clearing Brokers are unable to perform their obligations, the Trust’s assets are at risk and investors may only recover a pro rata share of their investment, or nothing at all.

Exchange-traded futures and futures-styled option contracts are marked to market on a daily basis, with variations in value credited or charged to the Trust’s account on a daily basis. The Clearing Brokers, as futures commission merchants for the Trust’s exchange-traded contracts, are required, pursuant to CFTC regulations, to segregate from their own assets, and for the sole benefit of its commodity customers, all funds held by such clients with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts. Bankruptcy law applicable to all U.S. futures brokers requires that, in the event of the bankruptcy of such a broker, all property held by the broker, including certain property specifically traceable to the Trust, will be returned, transferred, or distributed to the broker’s customers only to the extent of each customer’s pro rata share of the assets held by such futures broker. The Managing Owner will attempt to limit the Trust’s deposits and transactions to well-capitalized institutions in an effort to mitigate such risks, but there can be no assurance that even a well-capitalized, major institution will not become bankrupt.

With respect to transactions a Series enters into that are not traded on an exchange, there are no daily settlements of variations in value and there is no requirement to segregate funds held with respect to such accounts. Thus, the funds a Series invests in such transactions may not have the same protections as funds used as margin or to guarantee exchange-traded futures and options contracts. If the counterparty becomes insolvent and a Series has a claim for amounts deposited or profits earned on transactions with the counterparty, the Series’ claim may not receive a priority. Without a priority, the Trust is a general creditor and its claim will be paid, along with the claims of other general creditors, from any monies still available after priority claims are paid. Even funds of the Trust that the counterparty keeps separate from its own operating funds may not be safe from the claims of other general and priority creditors. There are no limitations on the amount of allocated assets a portfolio manager can trade on foreign exchanges or in forward contracts.

You will not be able to review any Series’ holdings on a daily basis, and you may suffer unanticipated losses.

The Trading Advisors make trading decisions on behalf of the assets of each Series. While the Trading Advisors receive daily trade confirmations from the Clearing Brokers of each transaction entered into on behalf of each Series for which they manage the trading of, each Series’ trading results are only reported to investors monthly in summary fashion. Accordingly, an investment in the Units does not offer investors the same transparency that a personal trading account offers. As a result, you may suffer unanticipated losses.

You Will Not Be Aware of Changes to Trading Programs.

Because of the proprietary nature of each Trading Advisor’s trading programs, you generally will not be advised if adjustments are made to a trading program in order to accommodate additional assets under management or for any other reason.

The Trust could terminate before you achieve your investment objective causing potential loss of your investment or upsetting your investment portfolio.

Unforeseen circumstances, including substantial losses, withdrawal of the Trust’s Managing Owner, cause the Trust to terminate before its stated termination date of December 31, 2053. The Trust’s termination would cause the liquidation and potential loss of your investment and could upset the overall maturity and timing of your investment portfolio.

Neither the Trust nor any of the trading companies is a regulated investment company and thus is subject to different protections than a regulated investment company.

Neither the Trust nor any of the trading companies is an investment company subject to the Investment Company Act. Accordingly, you do not have the protections afforded by that statute. For example, the Investment Company Act requires investment companies to have a majority of disinterested directors and regulates the relationship between the investment company and its investment adviser. Since neither the Trust nor the trading companies is a registered investment company, you will not benefit from such protections.

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

In addition, under the operating agreement of the Managing Owner, Mr. Bornhoft’s ability to serve as the Chief Investment Officer of the Managing Owner is dependent upon certain factors. If Mr. Bornhoft ceases to be the Manager of the Managing Owner, the Trust could be adversely affected.

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

The Managing Owner may reallocate assets among the Trading Advisors for the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Winton/Graham Series, Tiverton/Graham/Transtrend Series, Currency Series, Winton Series or Frontier Long/Short Commodity Series upon termination of a Trading Advisor or retention of a new Trading Advisor or at the commencement of any month. Consequently, the net assets for such Series may be allocated among the Trading Advisors in a different manner than the currently anticipated allocation. The Managing Owner’s allocation of assets of any such Series will directly affect the profitability of the trading of the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Winton/Graham Series, Tiverton/Graham/Transtrend Series, Currency Series, Winton Series and Frontier Long/Short Commodity Series, possibly in an adverse manner. For example, a Trading Advisor for a Series may experience a high rate of return but may be managing only a small percentage of the net assets of such Series. In this case, the Trading Advisor’s performance could have a minimal effect on the NAV of such Series.

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

The futures, options on futures and security futures markets are subject to comprehensive statutes, regulations and margin requirements. With respect to traditional futures exchanges, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily limits and the suspension of trading. The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change is impossible to predict, but could be substantial and adverse .

Tax and ERISA Risks

You are strongly urged to consult your own tax advisor and counsel about the possible tax consequences to you of an investment in the Trust. Tax consequences may differ for different investors, and you could be affected by changes in the tax laws.

You May Have Tax Liability Attributable to Your Investment in a Series Even if You Have Received No Distributions and Redeemed No Units, and Even if the Series Generated an Economic Loss.

If a Series has profit for a taxable year (as determined for federal income tax purposes), the profit will be includible in your taxable income, whether or not cash or other property is actually distributed to you by the Series. The Managing Owner does not intend to make any distributions from any Series. Accordingly, it is anticipated that federal income taxes on your allocable share of a Series’ profits will exceed the amount of distributions to you, if any, for a taxable year. As such, you must be prepared to satisfy any tax liability from redemptions of Units or other sources. In addition, a Series may have capital losses from trading activities that cannot be deducted against the Series’ interest income, so that you may have to pay taxes on interest income even if the Series generates a net economic loss for a taxable year.

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

You will likely recognize short-term capital gain.

Profits on futures contracts traded in regulated U.S. and some foreign exchanges, foreign currency contracts traded in the interbank market, and U.S. and some foreign exchange-traded options on commodities are generally taxed as short-term capital gain to the extent of 40% of gains with respect to section 1256 contracts. Special rules apply in the case of mixed straddles (generally, offsetting positions where some, but not all, of the positions are marked-to-market). These special rules could have the effect of limiting the amount of gain treated as long-term capital gain.

The IRS could challenge allocations of recognized gains to Limited Partners who redeem.

The trust agreement provides that recognized gains may be specially allocated for tax purposes to redeeming limited owners. If the IRS were to successfully challenge such allocations, each remaining limited owner’s share of recognized gains would be increased.

The IRS could take the position that deductions for certain Trust expenses are subject to various limitations.

Non-corporate taxpayers are subject to certain limitations for deductions for “investment advisory expenses” for federal income tax and alternative minimum tax purposes. The IRS could argue that certain expenses of the Trust are investment advisory expenses.

The investment of Benefit Plan Investors may be limited or prohibited if any or all of the Series (or Class of any Series) are deemed to hold plan assets or if the Trading Advisors have pre-existing fiduciary relationships with certain investing Benefit Plan Investors and Benefit Plan Investors are required to consider their fiduciary responsibilities in making an investment decision.

Special considerations apply to investments in the Trust by individual retirement accounts, pension, profit-sharing, stock bonus, Keogh, welfare benefit and other employee benefit plans whether or not subject to ERISA or Section 4975 of the Code, each a Plan, a Plan that is subject to Part 4 of Subtitle B of Title I of ERISA or Section 4975 of the Code, or an ERISA Plan, and any entity whose underlying assets include plan assets by reason of an ERISA Plan’s investment in such entity, or such entities together with ERISA Plans, Benefit Plan Investors. While the assets of the Trust or any Series (and Class of any Series) are intended not to constitute plan assets with respect to any Benefit Plan Investors, the United States Department of Labor, or the DOL, or a court could disagree. If the DOL were to find that the assets of some or all of the Series (or Class of any Series) are plan assets, the Managing Owner and the Trading Advisors to such Series (or Class) would be fiduciaries, and certain transactions in the Trust could be prohibited. For example, if the Trust were deemed to hold plan assets, the Trading Advisors may have to refrain from directing certain transactions that are currently contemplated. Furthermore, whether or not the Trust is deemed to hold plan assets, if a Benefit Plan Investor has certain pre-existing relationships with the Managing Owner, one or more Trading Advisors, the selling agents or a Clearing Broker, investment in a Series may be limited or prohibited. In the event that, for any reason, the assets of any Series (or Class of any Series) might be deemed to be “plan assets,” and if any transactions would or might constitute prohibited transactions under ERISA or the Code and an exemption for such transaction or transactions cannot be obtained from the DOL (or the Managing Owner determines not to seek such exemption), the Managing Owner reserves the right, upon notice to, but without the consent of any limited owner, to mandatorily redeem Units held by any limited owner that is a Benefit Plan Investor. Furthermore, whether or not a Series (or Class of any Series) are plan assets, Benefit Plan Investors should consider their fiduciary responsibilities before making a decision to invest in a Series (or Class of any Series) and Plan investors who are not subject to ERISA may be subject to similar responsibilities under state, local, or non-U.S. law.

Foreign investors may face exchange rate risk and local tax consequences.

Foreign investors should note that the Units are denominated in U.S. Dollars and that changes in the rates of exchange between currencies may cause the value of their investment to decrease. Foreign investors may be subject to local tax consequences within their jurisdiction.

Regulatory Risks

CFTC registrations could be terminated which could adversely affect the Trust or a Series.

If the Commodity Exchange Act registrations or NFA memberships of the Managing Owner or the registered Trading Advisors were no longer effective, these entities would not be able to act for the Trust, which could adversely affect the Trust or such Series.

The Trust and the Managing Owner have been represented by unified counsel, and neither the Trust nor the Managing Owner will retain independent counsel to review this filing.

The Trust and the Managing Owner have been represented by unified counsel. To the extent that the Trust, the Managing Owner or you could benefit by further independent review, such benefit will not be available unless you separately retain such independent counsel.

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

The following table shows the number of Limited Owners and the number of Units outstanding in each Class of each Series as of December 31, 2012:

	Number of Limited Owners	Number of Units Outstanding
Frontier Diversified (Class 1)	1,932	624,740
Frontier Diversified (Class 2)	929	544,826
Frontier Long/Short Commodity Series (Class 1)	0	0
Frontier Long/Short Commodity Series (Class 2)	299	44,284
Frontier Long/Short Commodity Series (Class 1a)	1,043	174,713
Frontier Long/Short Commodity Series (Class 2a)	335	92,035
Frontier Long/Short Commodity Series (Class 3)	1,110	135,642
Frontier Masters Series (Class 1)	1,119	341,974
Frontier Masters Series (Class 2)	408	151,262
Balanced Series (Class 1)	5,246	1,237,173
Balanced Series (Class 1a)	0	0
Balanced Series (Class 2)	1,013	323,274
Balanced Series (Class 2a)	38	6,880
Balanced Series (Class 3a)	170	30,469
Tiverton/Graham/Transtrend Series (Class 1)	1,699	283,073

	Number of Limited Owners	Number of Units Outstanding
Tiverton/Graham/Transtrend Series (Class 2)	155	30,848
Currency Series (Class 1)	188	46,863
Currency Series (Class 2)	18	713
Winton Series (Class 1)	1,021	234,414
Winton Series (Class 2)	66	64,952
Winton/Graham Series (Class 1)	947	176,419
Winton/Graham Series (Class 2)	122	33,325

No Units are authorized for issuance by the Trust under equity compensation plans. During the year ended December 31, 2012, no unregistered Units were sold by the Trust. In addition, the Trust did not repurchase any Units under a formal repurchase plan. All Unit redemptions during the year ended December 31, 2012 were in the ordinary course of business. There have not been any purchases of units by the trust or any affiliated purchasers during the year ended December 31, 2012.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial information as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 is taken from the financial statements of the Trust included in section F of this filing and previous filings.

You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included therewith. Results from past periods are not necessarily indicative of results that may be expected for any future period.

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2012

	Frontier Diversified Series	Frontier Masters Series	Frontier Long/Short Commodity Series
Interest - net	$2,199,327	$1,038,493	$1,385,312
Total expenses	9,596,941	4,016,767	6,010,679
Net gain / (loss) on investments	2,078,348	3,545,722	(11,084,454)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(5,319,266)	618,878	(6,542,114)
Net income / (loss) per unit - Class 1	(5.00)	0.86	(0.72)
Net income / (loss) per unit - Class 1a	—	—	(13.13)
Net income / (loss) per unit - Class 2	(3.48)	2.78	(16.32)
Net income / (loss) per unit - Class 2a	—	—	(11.78)
Net income / (loss) per unit - Class 3	—	—	(16.27)
Total assets	116,445,177	51,943,272	63,948,673
Total owners’ capital - Class 1	58,999,936	34,603,499	—
Total owners’ capital - Class 1a	—	—	18,983,538
Total owners’ capital - Class 2	56,181,636	16,882,659	6,898,785
Total owners’ capital - Class 2a	—	—	10,882,111
Total owners’ capital - Class 3	—	—	19,761,047
Total net asset value per unit - Class 1	94.40	101.11	135.41
Total net asset value per unit - Class 1a	—	—	108.58
Total net asset value per unit - Class 2	100.48	107.61	145.65
Total net asset value per unit - Class 2a	—	—	115.45
Total net asset value per unit - Class 3	—	—	145.69

	Balanced Series	Tiverton/Graham/ Transtrend Series (1)	Currency Series
Interest - net	$276,272	$263,049	$85
Total expenses	16,386,180	2,449,160	130,192
Net gain / (loss) on investments	7,382,357	(2,138,461)	(558,329)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(13,154,863)	(4,324,572)	(688,436)
Net income / (loss) per unit - Class 1	(8.18)	(12.36)	(13.57)
Net income / (loss) per unit - Class 1a	(4.13)	—	—
Net income / (loss) per unit - Class 2	(5.82)	(12.29)	(14.66)
Net income / (loss) per unit - Class 2a	(3.99)	—	—
Net income / (loss) per unit - Class 3a	(4.40)	—	—
Total assets	$247,702,914	25,650,403	2,733,840
Total owners’ capital - Class 1	143,906,872	22,266,758	2,666,969
Total owners’ capital - Class 1a	—	—	—
Total owners’ capital - Class 2	51,459,568	3,077,883	54,156
Total owners’ capital - Class 2a	1,009,520	—	—
Total owners’ capital - Class 3a	3,776,790	—	—
Total net asset value per unit - Class 1	116.32	78.66	56.91
Total net asset value per unit - Class 1a	104.32	—	—
Total net asset value per unit - Class 2	149.20	99.55	72.95
Total net asset value per unit - Class 2a	124.36	—	—
Total net asset value per unit - Class 3a	123.96	—	—

	Winton Series	Winton/Graham Series
Interest - net	$531,125	$134,302
Total expenses	2,435,758	1,822,802
Net gain / (loss) on investments	(1,356,583)	(681,944)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(3,261,216)	(2,370,444)
Net income / (loss) per unit - Class 1	(10.40)	(10.18)
Net income / (loss) per unit - Class 2	(7.52)	(9.03)
Net income / (loss) per unit - Class 3	—	—
Total assets	41,241,712	20,925,980
Total owners’ capital - Class 1	30,645,208	16,680,498
Total owners’ capital - Class 2	10,314,326	4,073,041
Total net asset value per unit - Class 1	130.73	94.55
Total net asset value per unit - Class 2	158.30	120.67
Total net asset value per unit - Class 3	—	—

(1)	Formerly known as the Berkeley/Graham/Tiverton Series

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2011

	Frontier Diversified Series	Frontier Masters Series	Frontier Long/Short Commodity Series
Interest - net	$2,399,088	$1,026,007	$1,371,889
Total expenses	12,210,432	4,466,240	8,087,479
Net gain / (loss) on investments	5,428,786	2,393,047	17,234,688
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(4,382,558)	(1,019,452)	4,459,637
Net income / (loss) per unit - Class 1	(4.18)	(2.71)	3.40
Net income / (loss) per unit - Class 1a	—	—	3.75
Net income / (loss) per unit - Class 2	(2.50)	(0.98)	8.71
Net income / (loss) per unit - Class 2a	—	—	6.05
Net income / (loss) per unit - Class 3	—	—	8.70
Total assets	135,642,082	53,200,171	107,793,563
Total owners’ capital - Class 1	72,424,906	34,090,136	4,159,047
Total owners’ capital - Class 1a	—	—	18,891,395
Total owners’ capital - Class 2	61,548,698	18,734,861	9,188,762
Total owners’ capital - Class 2a	—	—	10,911,464
Total owners’ capital - Class 3	—	—	27,810,058
Total net asset value per unit - Class 1	99.40	100.25	136.13
Total net asset value per unit - Class 1a	—	—	121.71
Total net asset value per unit - Class 2	103.96	104.83	161.97
Total net asset value per unit - Class 2a	—	—	127.23
Total net asset value per unit - Class 3	—	—	161.96

	Balanced Series	Tiverton/Graham/ Transtrend Series (1)	Currency Series
Interest - net	$534,877	$106,784	$61,690
Total expenses	24,591,620	2,973,773	294,981
Net gain / (loss) on investments	5,648,268	(6,401,143)	(387,646)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(12,244,073)	(9,268,132)	(620,937)
Net income / (loss) per unit - Class 1	(7.45)	(19.44)	(8.61)
Net income / (loss) per unit - Class 1a	(7.91)	—	—
Net income / (loss) per unit - Class 2	(4.44)	(19.89)	(7.82)
Net income / (loss) per unit - Class 2a	(5.31)	—	—
Net income / (loss) per unit - Class 3	(5.30)	—	—
Total assets	301,978,826	40,083,210	4,354,420
Total owners’ capital - Class 1	183,785,318	35,180,631	4,228,350
Total owners’ capital - Class 1a	2,536,559	—	—
Total owners’ capital - Class 2	63,372,567	4,433,341	91,007
Total owners’ capital - Class 2a	2,784,830	—	—
Total owners’ capital - Class 3a	2,952,802	—	—
Total net asset value per unit - Class 1	124.50	91.02	70.48
Total net asset value per unit - Class 1a	108.45	—	—
Total net asset value per unit - Class 2	155.02	111.84	87.61
Total net asset value per unit - Class 2a	128.35	—	—
Total net asset value per unit - Class 3	128.36	—	—

	Winton Series	Winton/Graham Series
Interest - net	$457,889	$217,875
Total expenses	3,596,286	2,926,790
Net gain / (loss) on investments	5,865,030	(2,260,583)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	2,726,633	(4,498,779)
Net income / (loss) per unit - Class 1	6.09	(15.10)
Net income / (loss) per unit - Class 2	11.83	(14.34)
Net income / (loss) per unit - Class 3	—	—
Total assets	50,363,648	31,026,648
Total owners’ capital - Class 1	38,345,799	24,783,519
Total owners’ capital - Class 2	11,702,325	5,990,168
Total net asset value per unit - Class 1	141.13	104.73
Total net asset value per unit - Class 2	165.82	129.70
Total net asset value per unit - Class 3	—	—

(1)	Formerly known as the Berkeley/Graham/Tiverton Series

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2010

	Frontier Diversified Series	Frontier Masters Series	Frontier Long/Short Commodity Series
Interest - net	$2,225,700	$941,795	$1,120,080
Total expenses	9,452,058	3,767,056	8,021,021
Net gain / (loss) on investments	18,519,243	8,845,121	15,903,113
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	11,135,880	6,019,860	11,915,293
Net income / (loss) per unit - Class 1	6.78	8.50	18.96
Net income / (loss) per unit - Class 1a	—	—	16.47
Net income / (loss) per unit - Class 2	8.69	10.44	25.77
Net income / (loss) per unit - Class 2a	—	—	18.70
Net income / (loss) per unit - Class 3	—	—	25.77
Total assets	162,415,657	67,230,426	79,526,348
Total owners’ capital - Class 1	90,022,131	41,213,675	31,185,756
Total owners’ capital - Class 1a	—	—	5,652,309
Total owners’ capital - Class 2	69,473,841	25,062,055	15,584,978
Total owners’ capital - Class 2a	—	—	3,761,826
Total owners’ capital - Class 3	—	—	20,998,571
Total net asset value per unit - Class 1	103.58	102.96	132.73
Total net asset value per unit - Class 1a	—	—	117.96
Total net asset value per unit - Class 2	106.46	105.81	153.26
Total net asset value per unit - Class 2a	—	—	121.18
Total net asset value per unit - Class 3	—	—	153.26

	Balanced Series	Tiverton/Graham/ Transtrend Series (1)	Currency Series
Interest - net	$404,451	$8,268	$129,943
Total expenses	26,553,122	4,848,257	483,015
Net gain / (loss) on investments	82,334,394	10,645,135	522,823
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	41,691,751	3,912,601	169,751
Net income / (loss) per unit - Class 1	13.41	5.81	1.09
Net income / (loss) per unit - Class 1a	10.86	—	—
Net income / (loss) per unit - Class 2	20.45	10.63	4.09
Net income / (loss) per unit - Class 2a	16.06	—	—
Net income / (loss) per unit - Class 3	16.06	—	—
Total assets	436,618,030	71,057,049	20,066,030
Total owners’ capital - Class 1	287,807,510	61,842,996	6,381,882
Total owners’ capital - Class 1a	5,120,558	—	—
Total owners’ capital - Class 2	76,715,728	8,386,332	757,518
Total owners’ capital - Class 2a	3,562,374	—	—
Total owners’ capital - Class 3a	3,691,280	—	—
Total net asset value per unit - Class 1	131.95	110.46	79.09
Total net asset value per unit - Class 1a	116.36	—	—
Total net asset value per unit - Class 2	159.46	131.73	95.43
Total net asset value per unit - Class 2a	133.66	—	—
Total net asset value per unit - Class 3	133.66	—	—

	Winton Series	Winton/Graham Series
Interest - net	$306,338	$263,156
Total expenses	3,812,097	4,321,685
Net gain / (loss) on investments	12,010,660	11,966,369
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	8,504,901	5,263,217
Net income / (loss) per unit - Class 1	17.47	9.77
Net income / (loss) per unit - Class 2	23.89	15.65
Total assets	61,570,878	64,282,827
Total owners’ capital - Class 1	49,350,981	45,898,246
Total owners’ capital - Class 2	11,368,456	11,612,192
Total net asset value per unit - Class 1	135.04	119.83
Total net asset value per unit - Class 2	153.99	144.04

(1)	Formerly known as the Berkeley/Graham/Tiverton Series

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2009

	Frontier Diversified Series *	Frontier Masters Series **	Frontier Long/Short Commodity Series ***
Interest - net	$489,238	$292,218	$1,213,141
Total expenses	1,325,693	886,162	6,847,493
Net gain / (loss) on investments	(470,461)	(312,999)	28,920,002
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(1,306,916)	(906,943)	8,527,351
Net income / (loss) per unit - Class 1	(3.20)	(5.54)	13.38
Net income / (loss) per unit - Class 1a	—	—	1.49
Net income / (loss) per unit - Class 2	(2.23)	(4.63)	18.21
Net income / (loss) per unit - Class 2a	—	—	2.48
Net income / (loss) per unit - Class 3	—	—	4.79
Total assets	68,990,618	43,734,039	69,635,857
Total owners’ capital - Class 1	32,960,540	14,723,330	45,759,225
Total owners’ capital - Class 1a	—	—	1,092,016
Total owners’ capital - Class 2	23,355,579	8,563,857	14,986,103
Total owners’ capital - Class 2a	—	—	876,532
Total owners’ capital - Class 3	—	—	6,140,056
Total net asset value per unit - Class 1	96.80	94.46	113.77
Total net asset value per unit - Class 1a	—	—	101.49
Total net asset value per unit - Class 2	97.77	95.37	127.49
Total net asset value per unit - Class 2a	—	—	102.48
Total net asset value per unit - Class 3	—	—	127.49

	Balanced Series ****	Tiverton/Graham/ Transtrend Series (1)	Currency Series
Interest - net	$901,710	$293,910	$88,884
Total expenses	19,999,746	5,084,022	603,794
Net gain / (loss) on investments	(491,297)	(697,472)	(2,057,466)
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(19,150,902)	(4,151,058)	(2,572,376)
Net income / (loss) per unit - Class 1	(6.63)	(5.89)	(18.19)
Net income / (loss) per unit - Class 1a	(6.59)	—	—
Net income / (loss) per unit - Class 2	(3.43)	(3.04)	(17.96)
Net income / (loss) per unit - Class 2a	(3.70)	—	—
Net income / (loss) per unit - Class 3	(4.37)	—	—
Total assets	407,656,964	79,864,025	22,527,333
Total owners’ capital - Class 1	286,024,307	69,447,366	7,934,382
Total owners’ capital - Class 1a	9,150,114	—	—
Total owners’ capital - Class 2	77,372,166	9,914,994	2,273,746
Total owners’ capital - Class 2a	3,298,566	—	—
Total owners’ capital - Class 3a	1,170,746	—	—
Total net asset value per unit - Class 1	118.54	104.65	78.00
Total net asset value per unit - Class 1a	105.50	—	—
Total net asset value per unit - Class 2	139.01	121.10	91.34
Total net asset value per unit - Class 2a	117.60	—	—
Total net asset value per unit - Class 3	117.60	—	—

	Winton Series	Winton/Graham Series
Interest - net	$361,106	$259,485
Total expenses	3,375,280	3,626,096
Net gain / (loss) on investments	(7,737,998)	3,919,086
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(6,685,179)	(2,795,125)
Net income / (loss) per unit - Class 1	(12.84)	(6.12)
Net income / (loss) per unit - Class 2	(9.94)	(3.10)
Total assets	58,778,262	68,237,504
Total owners’ capital - Class 1	48,198,317	48,168,395
Total owners’ capital - Class 2	10,203,862	12,522,478
Total net asset value per unit - Class 1	117.57	110.06
Total net asset value per unit - Class 2	130.10	128.39

(1)	Formerly known as the Berkeley/Graham/Tiverton Series
*	The Frontier Diversified Series began trading operations on June 9, 2009
**	The Frontier Masters Series began trading operations on June 9, 2009
***	The Frontier Long/Short Commodity Series Class 3 Units began trading on May 29, 2009 and Class 1a and 2a Units began trading on June 8, 2009
****	The Balanced Series Class 3a Units began trading operations on June 3, 2009

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2008

	Balanced Series	Frontier Long/Short Commodity Series	Tiverton/Graham/ Transtrend Series (1)
Interest - net	$1,613,778	$921,454	$331,073
Total expenses	24,610,998	4,844,371	7,012,949
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	100,495,769	12,587,486	24,168,791
Net income / (loss)	60,158,339	(2,336,474)	12,752,188.00
Net income / (loss) per unit - Class 1	23.71	(1.08)	18.64
Net income / (loss) per unit - Class 1a	21.19	—	—
Net income / (loss) per unit - Class 2	30.44	2.09	23.94
Net income / (loss) per unit - Class 2a	25.83	—	—
Total assets	347,440,077	74,686,379	81,004,444
Total owners’ capital - Class 1	264,686,994	46,525,406	69,957,155
Total owners’ capital - Class 2	68,996,013	11,206,889	7,807,774.00
Total net asset value per unit - Class 1	125.17	100.39	110.54
Total net asset value per unit - Class 1a	112.09	—	—
Total net asset value per unit - Class 2	142.44	109.28	124.14
Total net asset value per unit - Class 2a	121.30	—	—

	Currency Series	Winton Series	Winton/Graham Series
Interest - net	$122,102	$316,243	$100,204
Total expenses	645,010	5,016,448	1,991,962
Net increase/(decrease) in owners’ capital resulting from operations attributable to controlling interests	(268,237)	15,824,382	6,276,258
Net income / (loss)	(791,145)	8,454,614	4,384,500
Net income / (loss) per unit - Class 1	(4.47)	16.58	21.14
Net income / (loss) per unit - Class 2	(1.70)	21.43	27.12
Total assets	29,828,596	85,496,323	51,029,789
Total owners’ capital - Class 1	11,900,185	62,283,659	35,760,835
Total owners’ capital - Class 2	2,946,600	11,743,367	14,434,394
Total net asset value per unit - Class 1	96.19	130.41	116.18
Total net asset value per unit - Class 2	109.30	140.04	131.49

(1)	Formerly known as the Berkeley/Graham/Tiverton Series

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2012.

	1st Quarter 2012 (unaudited)	2nd Quarter 2012 (unaudited)	3rd Quarter 2012 (unaudited)	4th Quarter 2012 (unaudited)
Frontier Diversified Series:
Net gain (loss) on investments	($4,245,182)	$6,100,289	$3,088,069	$(2,864,828)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($5,335,328)	$3,422,181	$610,072	$(4,016,191)
Increase (decrease) in net asset value per Class 1 units	($4.17)	$2.37	$0.22	($3.42)
Increase (decrease) in net asset value per Class 2 units	($3.92)	$2.95	$0.67	($3.18)
Net asset value per Class 1 units	$95.23	$97.60	$97.82	$94.40
Net asset value per Class 2 units	$100.04	$102.99	$103.66	$100.48
Frontier Masters Series:
Net gain (loss) on investments	$1,005,015	$1,870,660	$2,798,459	$(2,128,412)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$444,846	$629,198	$1,582,386	$(2,037,552)
Increase (decrease) in net asset value per Class 1 unit	$0.70	$1.09	$2.88	($3.81)
Increase (decrease) in net asset value per Class 2 unit	$1.19	$1.63	$3.52	($3.56)
Net asset value per Class 1 unit	$100.95	$102.04	$104.92	$101.11
Net asset value per Class 2 unit	$106.02	$107.65	$111.17	$107.61
Frontier Long/Short Commodity Series:
Net gain (loss) on investments	($5,732,135)	($938,042)	$985,593	$(5,399,870)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($532,943)	($2,927,896)	$4,804,594	$(7,885,869)
Increase (decrease) in net asset value per Class 1 units	($1.92)	($6.14)	$7.34	$0.00
Increase (decrease) in net asset value per Class 1a units	($1.16)	($5.29)	$8.16	($14.84)
Increase (decrease) in net asset value per Class 2 units	($1.09)	($6.68)	$11.08	($19.63)
Increase (decrease) in net asset value per Class 2a units	($0.66)	($5.03)	$9.10	($15.19)
Increase (decrease) in net asset value per Class 3 units	($1.09)	($6.69)	$11.15	($19.64)
Net asset value per Class 1 units	$134.21	$128.07	$135.41	$135.41
Net asset value per Class 1a units	$120.55	$115.26	$123.42	$108.58
Net asset value per Class 2 units	$160.88	$154.20	$165.28	$145.65
Net asset value per Class 2a units	$126.57	$121.54	$130.64	$115.45
Net asset value per Class 3 units	$160.87	$154.18	$165.33	$145.69
Balanced Series:
Net gain (loss) on investments	($10,737,709)	$20,087,572	$12,592,196	(14,559,702)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($10,229,269)	$7,375,812	$893,203	(11,194,609)
Increase (decrease) in net asset value per Class 1 units	($5.38)	$3.53	$0.14	($6.47)
Increase (decrease) in net asset value per Class 1a units	($4.58)	$4.26	$4.45	($8.26)
Increase (decrease) in net asset value per Class 2 units	($5.58)	$5.57	$1.29	($7.10)
Increase (decrease) in net asset value per Class 2a units	($4.51)	$5.15	$1.16	($5.79)
Increase (decrease) in net asset value per Class 3a units	($4.51)	$4.69	$1.18	($5.76)
Net asset value per Class 1 units	$119.12	$122.65	$122.79	$116.32
Net asset value per Class 1a units	$103.87	$108.13	$112.58	$104.32
Net asset value per Class 2 units	$149.44	$155.01	$156.30	$149.20
Net asset value per Class 2a units	$123.84	$128.99	$130.15	$124.36
Net asset value per Class 3a units	$123.85	$128.54	$129.72	$123.96

	1st Quarter 2012 (unaudited)	2nd Quarter 2012 (unaudited)	3rd Quarter 2012 (unaudited)	4th Quarter 2012 (unaudited)
Tiverton/Graham/Transtrend Series: (1)
Net gain (loss) on investments	$29,652	($648,067)	$310,424	(1,830,470)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($550,093)	($1,279,509)	($222,471)	(2,272,499)
Increase (decrease) in net asset value per Class 1 units	($1.39)	($3.34)	($0.99)	($6.64)
Increase (decrease) in net asset value per Class 2 units	($0.92)	($3.88)	$0.08	($7.57)
Net asset value per Class 1 units	$89.63	$86.29	$85.30	$78.66
Net asset value per Class 2 units	$110.92	$107.04	$107.12	$99.55
Currency Series:
Net gain (loss) on investments	($137,910)	($100,231)	$2,285	(322,473)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($175,317)	($133,386)	($29,003)	(350,730)
Increase (decrease) in net asset value per Class 1 units	($3.11)	($2.50)	($0.73)	($7.23)
Increase (decrease) in net asset value per Class 2 units	($3.24)	($2.50)	($0.28)	($8.64)
Net asset value per Class 1 units	$67.37	$64.87	$64.14	$56.91
Net asset value per Class 2 units	$84.37	$81.87	$81.59	$72.95
Winton Series:
Net gain (loss) on investments	($497,618)	($1,599,658)	$583,943	156,750
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($1,012,942)	($2,080,295)	$109,410	(277,389)
Increase (decrease) in net asset value per Class 1 units	($3.13)	($6.28)	$0.01	($1.00)
Increase (decrease) in net asset value per Class 2 units	($2.47)	($6.23)	$1.16	$0.02
Net asset value per Class 1 units	$138.00	$131.72	$131.73	$130.73
Net asset value per Class 2 units	$163.35	$157.12	$158.28	$158.30
Winton/Graham Series:
Net gain (loss) on investments	$484,523	($1,646,353)	$1,177,718	(697,832)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($25,951)	($2,112,407)	$784,100	(1,016,186)
Increase (decrease) in net asset value per Class 1 units	($0.36)	($8.32)	$2.75	($4.25)
Increase (decrease) in net asset value per Class 2 units	$0.53	($9.45)	$4.35	($4.46)
Net asset value per Class 1 units	$104.37	$96.05	$98.80	$94.55
Net asset value per Class 2 units	$130.23	$120.78	$125.13	$120.67

(1)	Formerly known as the Berkeley/Graham/Tiverton Series

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2011.

	1st Quarter 2011 (unaudited)	2nd Quarter 2011 (unaudited)	3rd Quarter 2011 (unaudited)	4th Quarter 2011 (unaudited)
Frontier Diversified Series:
Net gain (loss) on investments	$7,998,695	($4,314,530)	$1,334,498	$410,123
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$4,892,615	($6,729,532)	($1,280,379)	($1,265,262)
Increase (decrease) in net asset value per Class 1 units	$2.98	($4.93)	($1.16)	($1.07)
Increase (decrease) in net asset value per Class 2 units	$3.54	($4.63)	($0.75)	($0.66)
Net asset value per Class 1 units	$106.56	$101.63	$100.47	$99.40
Net asset value per Class 2 units	$110.00	$105.37	$104.62	$103.96
Frontier Masters Series:
Net gain (loss) on investments	$1,799,713	($1,921,266)	$3,257,219	($742,619)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$178,234	($2,019,603)	$2,140,082	($1,318,165)
Increase (decrease) in net asset value per Class 1 unit	$0.15	($4.10)	$3.75	($2.51)
Increase (decrease) in net asset value per Class 2 unit	$0.61	($3.79)	$4.37	($2.17)
Net asset value per Class 1 unit	$103.11	$99.01	$102.76	$100.25
Net asset value per Class 2 unit	$106.42	$102.63	$107.00	$104.83
Frontier Long/Short Commodity Series:
Net gain (loss) on investments	$12,080,344	($1,817,531)	$1,911,273	$5,060,602
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$9,393,470	($3,438,598)	($1,660,506)	$165,271
Increase (decrease) in net asset value per Class 1 units	$15.59	($7.80)	($3.92)	($0.47)
Increase (decrease) in net asset value per Class 1a units	$13.56	($6.76)	($3.09)	$0.04
Increase (decrease) in net asset value per Class 2 units	$19.28	($7.85)	($3.38)	$0.66
Increase (decrease) in net asset value per Class 2a units	$14.51	($6.41)	($2.65)	$0.60
Increase (decrease) in net asset value per Class 3 units	$19.27	($7.85)	($3.38)	$0.66
Net asset value per Class 1 units	$148.32	$140.52	$136.60	$136.13
Net asset value per Class 1a units	$131.52	$124.76	$121.67	$121.71
Net asset value per Class 2 units	$172.54	$164.69	$161.31	$161.97
Net asset value per Class 2a units	$135.69	$129.28	$126.63	$127.23
Net asset value per Class 3 units	$172.53	$164.68	$161.30	$161.97
Balanced Series:
Net gain (loss) on investments	$20,887,170	($16,522,087)	$3,644,425	($2,361,240)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$13,296,211	($13,513,467)	($9,337,840)	($2,688,977)
Increase (decrease) in net asset value per Class 1 units	$4.42	($5.91)	($4.43)	($1.53)
Increase (decrease) in net asset value per Class 1a units	$3.63	($5.60)	($4.31)	($1.63)
Increase (decrease) in net asset value per Class 2 units	$6.56	($6.00)	($4.26)	($0.74)
Increase (decrease) in net asset value per Class 2a units	$5.18	($5.49)	($4.04)	($0.96)
Increase (decrease) in net asset value per Class 3a units	$5.19	($5.49)	($4.05)	($0.95)
Net asset value per Class 1 units	$136.37	$130.46	$126.03	$124.50
Net asset value per Class 1a units	$119.99	$114.39	$110.08	$108.45
Net asset value per Class 2 units	$166.02	$160.02	$155.76	$155.02
Net asset value per Class 2a units	$138.84	$133.35	$129.31	$128.35
Net asset value per Class 3a units	$138.85	$133.36	$129.31	$128.36

	1st Quarter 2011 (unaudited)	2nd Quarter 2011 (unaudited)	3rd Quarter 2011 (unaudited)	4th Quarter 2011 (unaudited)
Tiverton/Graham/Transtrend Series: (1)
Net gain (loss) on investments	($134,693)	($3,125,440)	($313,891)	($2,827,119)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($1,047,645)	($3,871,983)	($918,255)	($3,430,249)
Increase (decrease) in net asset value per Class 1 units	($1.83)	($7.82)	($2.80)	($6.99)
Increase (decrease) in net asset value per Class 2 units	($1.23)	($8.48)	($1.60)	($8.58)
Net asset value per Class 1 units	$108.63	$100.81	$98.73	$91.02
Net asset value per Class 2 units	$130.50	$122.02	$120.42	$111.84
Currency Series:
Net gain (loss) on investments	($223,904)	$46,073	($138,127)	($71,688)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($302,842)	($30,899)	($177,864)	($109,332)
Increase (decrease) in net asset value per Class 1 units	($3.50)	($0.85)	($2.63)	($1.63)
Increase (decrease) in net asset value per Class 2 units	($3.55)	($0.34)	($2.57)	($1.36)
Net asset value per Class 1 units	$75.59	$74.74	$72.11	$70.48
Net asset value per Class 2 units	$91.88	$91.54	$88.97	$87.61
Winton Series:
Net gain (loss) on investments	$1,607,792	($865,295)	$4,877,311	$245,222
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$692,438	($1,464,715)	$3,756,578	($257,668)
Increase (decrease) in net asset value per Class 1 units	$1.36	($4.27)	$9.94	($0.94)
Increase (decrease) in net asset value per Class 2 units	$2.71	($3.78)	$12.75	$0.15
Net asset value per Class 1 units	$136.40	$132.13	$142.07	$141.13
Net asset value per Class 2 units	$156.70	$152.92	$165.67	$165.82
Winton/Graham Series:
Net gain (loss) on investments	$47,962	($845,492)	$639,990	($2,103,043)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($447,404)	($1,396,441)	($75,705)	($2,579,229)
Increase (decrease) in net asset value per Class 1 units	($1.16)	($4.82)	($0.54)	($8.58)
Increase (decrease) in net asset value per Class 2 units	($0.34)	($4.80)	$0.39	($9.59)
Net asset value per Class 1 units	$118.67	$113.85	$113.31	$104.73
Net asset value per Class 2 units	$143.70	$138.90	$139.29	$129.70

(1)	Formerly known as the Berkeley/Graham/Tiverton Series

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2010.

	1st Quarter 2010 (unaudited)	2nd Quarter 2010 (unaudited)	3rd Quarter 2010 (unaudited)	4th Quarter 2010 (unaudited)
Frontier Diversified Series:
Net gain (loss) on investments	$351,430	$3,375,455	$7,158,422	$7,633,936
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($268,401)	$2,025,182	$5,010,322	$4,682,787
Increase (decrease) in net asset value per Class 1 units	($1.31)	$2.02	$3.18	$2.89
Increase (decrease) in net asset value per Class 2 units	($0.91)	$2.48	$3.69	$3.43
Net asset value per Class 1 units	$95.49	$97.51	$100.69	$103.58
Net asset value per Class 2 units	$96.86	$99.34	$103.03	$106.46
Frontier Masters Series:
Net gain (loss) on investments	$847,669	$42,902	$4,601,601	$3,352,949
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$447,459	($487,430)	$3,691,953	$2,367,878
Increase (decrease) in net asset value per Class 1 unit	$0.24	($1.04)	$5.73	$3.57
Increase (decrease) in net asset value per Class 2 unit	$0.66	($0.64)	$6.29	$4.13
Net asset value per Class 1 unit	$94.70	$93.66	$99.39	$102.96
Net asset value per Class 2 unit	$96.03	$95.39	$101.68	$105.81
Frontier Long/Short Commodity Series:
Net gain (loss) on investments	($3,246,178)	($590,859)	$7,893,906	$11,846,244
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($1,405,236)	($2,110,378)	$6,312,983	$9,117,924
Increase (decrease) in net asset value per Class 1 units	($2.61)	($3.91)	$10.30	$15.18
Increase (decrease) in net asset value per Class 1a units	($2.18)	($3.23)	$9.14	$12.74
Increase (decrease) in net asset value per Class 2 units	($2.00)	($3.51)	$12.73	$18.55
Increase (decrease) in net asset value per Class 2a units	($1.80)	($2.84)	$9.77	$13.57
Increase (decrease) in net asset value per Class 3 units	($2.01)	($3.51)	$12.74	$18.55
Net asset value per Class 1a units	$111.16	$107.25	$117.55	$132.73
Net asset value per Class 1 units	$99.31	$96.08	$105.22	$117.96
Net asset value per Class 2 units	$125.49	$121.98	$134.71	$153.26
Net asset value per Class 2a units	$100.68	$97.84	$107.61	$121.18
Net asset value per Class 3 units	$125.48	$121.97	$134.71	$153.26
Balanced Series:
Net gain (loss) on investments	($265,444)	$20,354,107	$31,652,538	$30,593,193
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($2,009,334)	$10,199,358	$18,815,391	$14,686,336
Increase (decrease) in net asset value per Class 1 units	($0.73)	$3.08	$6.22	$4.84
Increase (decrease) in net asset value per Class 1a units	($0.84)	$2.51	$5.25	$3.94
Increase (decrease) in net asset value per Class 2 units	$0.17	$4.72	$8.56	$7.00
Increase (decrease) in net asset value per Class 2a units	($0.07)	$3.73	$6.90	$5.50
Increase (decrease) in net asset value per Class 3a units	($0.06)	$3.73	$6.87	$5.52
Net asset value per Class 1 units	$117.81	$120.89	$127.11	$131.95
Net asset value per Class 1a units	$104.66	$107.17	$112.42	$116.36
Net asset value per Class 2 units	$139.18	$143.90	$152.46	$159.46
Net asset value per Class 2a units	$117.53	$121.26	$128.16	$133.66
Net asset value per Class 3a units	$117.54	$121.27	$128.14	$133.66

	1st Quarter 2010 (unaudited)	2nd Quarter 2010 (unaudited)	3rd Quarter 2010 (unaudited)	4th Quarter 2010 (unaudited)
Tiverton/Graham/Transtrend Series: (1)
Net gain (loss) on investments	($1,177,468)	$980,753	$5,546,389	$5,295,461
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($2,522,861)	($244,215)	$3,354,806	$3,324,871
Increase (decrease) in net asset value per Class 1 units	($3.40)	($0.47)	$4.84	$4.84
Increase (decrease) in net asset value per Class 2 units	($3.07)	$0.34	$6.63	$6.73
Net asset value per Class 1 units	$101.25	$100.78	$105.62	$110.46
Net asset value per Class 2 units	$118.03	$118.37	$125.00	$131.73
Currency Series:
Net gain (loss) on investments	$257,227	$161,214	$181,704	($77,322)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$170,677	$69,440	$91,601	($161,967)
Increase (decrease) in net asset value per Class 1 units	$1.50	$0.52	$0.89	($1.82)
Increase (decrease) in net asset value per Class 2 units	$2.45	$1.32	$1.78	($1.46)
Net asset value per Class 1 units	$79.50	$80.02	$80.91	$79.09
Net asset value per Class 2 units	$93.79	$95.11	$96.89	$95.43
Winton Series:
Net gain (loss) on investments	$3,631,250	$2,548,316	$2,426,391	$3,404,703
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$2,860,297	$1,772,670	$1,642,249	$2,229,685
Increase (decrease) in net asset value per Class 1 units	$5.78	$3.53	$3.43	$4.73
Increase (decrease) in net asset value per Class 2 units	$7.41	$4.99	$4.98	$6.51
Net asset value per Class 1 units	$123.35	$126.88	$130.31	$135.04
Net asset value per Class 2 units	$137.51	$142.50	$147.48	$153.99
Winton/Graham Series:
Net gain (loss) on investments	($457,522)	$1,834,176	$3,706,234	$6,883,481
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($277,673)	$764,172	$1,699,715	$3,077,003
Increase (decrease) in net asset value per Class 1 units	($0.59)	$1.23	$3.20	$5.93
Increase (decrease) in net asset value per Class 2 units	$0.26	$2.42	$4.82	$8.15
Net asset value per Class 1 units	$109.47	$110.70	$113.90	$119.83
Net asset value per Class 2 units	$128.65	$131.07	$135.89	$144.04

(1)	Formerly known as the Berkeley/Graham/Tiverton Series

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Trust, with respect to each Series of Units, engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments (including Swaps). The Trust allocates funds to affiliated Trading Companies, each of which has one-year renewable contracts with its own independent Trading Advisor(s) that will manage all or a portion of the applicable Trading Company’s assets, and make the trading decisions for the assets of each Series vested in such Trading Company. In November 2010, the Tiverton/Graham/Transtrend Series invested a portion of its assets in an unaffiliated Trading Company, Berkeley Quantitative Colorado Fund LLC which was liquidated on March 16, 2012. The assets of each Trading Company will be segregated from the assets of each other Trading Company. The Trust has an investment objective of increasing the value of the Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies). For additional overview of the Trust’s structure and business activities, see Item 1 “BUSINESS.”

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At December 31, 2012, cash deposited at the clearing brokers was $92,043,593 for the Balanced Series and $14,770,973 for the Frontier Long/Short Commodity Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Tiverton/Graham/Transtrend Series, Currency Series, and Winton/Graham Series. For the Balanced Series (Class 1a and Class 2a only), and the Frontier Long/Short Commodity Series, 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held in either U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of December 31, 2012, total cash and cash equivalents and custom time deposits held at banking institutions were $69,557,079 for the Frontier Diversified Series, $43,037,890 for the Frontier Long/Short Commodity Series, $39,831,538 for the Frontier Masters Series, $107,090,046 for the Balanced Series, $17,301,848 for the Tiverton/Graham/Transtrend Series, $882,602 for the Currency Series, $32,541,850 for the Winton Series, and $13,964,174 for the Winton/Graham Series.

As a commodity pool, the Registrant has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Registrant has not been forced to liquidate positions to fund redemptions. During the fiscal year ending December 31, 2012, the Registrant was able to pay all redemptions.

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

Results of Operations

Series Returns and Other Information

The returns for each Series and Class of Units for the twelve months ended December 31, 2012, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during fiscal 2012. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the fourth quarter (except as otherwise noted) and for the full calendar year. Charts depicting the performance of the various Series’ positions within each of the relevant sectors during the prior three quarters were included in the Trust’s quarterly reports on Form 10-Q previously filed.

Frontier Diversified Series

2012

The Frontier Diversified Series – Class 1 NAV lost 5.00% for the twelve months ended December 31, 2012, net of fees and expenses; the Frontier Diversified Series – Class 2 NAV lost 3.35% for the twelve months ended December 31, 2012 net of fees and expenses. For the twelve months ended December 31, 2012 the Frontier Diversified Series recorded a net gain on investments of $2,078,348, net investment income of $2,199,327, and total expenses of $9,596,941, resulting in a net decrease in Owners’ capital from operations of $5,319,266. The NAV per Unit, Class 1, decreased from $99.40 at December 31, 2011, to $94.40 as of December 31, 2012. The NAV per Unit, Class 2, decreased from $103.96 at December 31, 2011, to $100.48 as of December 31, 2012. Total Class 1 subscriptions and redemptions for the period were $5,284,631 and $15,292,787, respectively. Total Class 2 subscriptions and redemptions for the period were $8,821,416 and $12,286,026, respectively. Ending capital at December 31, 2012, was $58,999,936 for Class 1 and $56,181,636 for Class 2.

The Frontier Diversified Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Diversified Series

Three of the six sectors traded in the Frontier Diversified Series were profitable in 4Q 2012. Currencies, Stock Indices and Interest Rates were profitable while Metals, Agriculturals and Energies finished negative for the quarter.

Two of the six sectors traded in the Frontier Diversified Series were profitable in 2012. The Interest Rates and Stock Indices sectors were profitable while Currencies, Metals, Agriculturals and Energies finished negative for the year.

In terms of major CTA performance, two of the seven major CTAs in the Frontier Diversified Series were profitable in 4Q 2012. Quantmetrics and Cantab were profitable while Graham, Winton, Tiverton, Beach Horizon and QIM finished negative for the quarter.

Frontier Long/Short Commodity Series

2012

The Frontier Long/Short Commodity Series – Class 1 NAV lost 0.53% for the twelve months ended December 31, 2012, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2 NAV lost 10.08% for the twelve months ended December 31, 2012, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 NAV lost 10.05% for the twelve months ended December 31, 2012, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 1a NAV lost 10.79% for the twelve months ended December 31, 2012, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a NAV lost 9.26% for the twelve months ended December 31, 2012, net of fees and expenses.

For the twelve months ended December 31, 2012, the Frontier Long/Short Commodity Series recorded net loss on investments of $11,084,454, net investment income of $1,385,312, and total expenses of $6,010,679, resulting in a net decrease in Owners’ capital from operations attributable to controlling interests of $6,542,114 after operations attributable to non-controlling interests of ($9,167,707). The NAV per Unit, Class 1, decreased from $136.13 at December 31, 2011, to $135.41 as of December 31, 2012. The NAV per Unit, Class 2, decreased from $161.97 at December 31, 2011, to $145.65 as of December 31, 2012. The NAV per Unit,

Class 3, decreased from $161.96 at December 31, 2011, to $145.69 as of December 31, 2012. The NAV per Unit, Class 1a, decreased from $121.71 at December 31, 2011, to $108.58 as of December 31, 2012. The NAV per Unit, Class 2a, decreased from $127.23 at December 31, 2011, to $115.65 as of December 31, 2012. Total Class 1 subscriptions and redemptions for the twelve months were $9,530 and $4,103,566, respectively. Total Class 2 redemptions for the twelve months were $1,435,641, respectively. There were no Class 2 subscriptions. Total Class 3 subscriptions and redemptions for the twelve months were $3,925,505 and $9,676,302, respectively. Total Class 1a subscriptions and redemptions for the twelve months were $4,928,552 and $2,574,932, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $3,738,903 and $2,705,180, respectively. Ending capital at December 31, 2012, was $0 for Class 1, $6,898,785 for Class 2, $19,761,047 for Class 3, $18,983,538 for Class 1a and $10,882,111 for Class 2a.

The Frontier Long/Short Commodity Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Long/Short Commodity Series

None of the seven sectors traded in the Frontier Long/Short Commodity Series were profitable in 4Q 2012.

Two of the seven sectors traded in the Frontier Long/Short Commodity Series were profitable in 2012. The Grains and Softs sectors were profitable while the Base Metals, Energies, Meats, Precious Metals and Financial sectors finished negative for the year.

In terms of major CTA performance, one of the six major CTAs in the Frontier Long/Short Commodity Series was profitable in 4Q 2012. Strategic Ag finished positive while Global Advisors, Red Oak, Rosetta, Beach Horizon and Mesirow were negative for the quarter.

Two of the six major CTAs in the Frontier Long/Short Commodity Series were profitable in 2012. Red Oak and Rosetta were profitable while Beach Horizon, Global Advisors, Mesirow and Strategic Ag finished negative for the year.

Frontier Masters Series

2012

The Frontier Masters Series – Class 1 NAV gained 0.86% for the twelve months ended December 31, 2012, net of fees and expenses; the Frontier Masters Series – Class 2 NAV gained 2.65% for the twelve months ended December 31, 2012, net of fees and expenses.

For the period ended December 31, 2012 the Frontier Masters Series recorded a net gain on investments of $3,545,722, net investment income of $1,038,493, and total expenses of $4,016,767, resulting in a net decrease in Owners’ capital from operations attributable to controlling interests of $618,878 after operations attributable to non-controlling interests of ($51,430). The NAV per Unit, Class 1, increased from $100.25 at December 31, 2011, to $101.11 as of December 31, 2012. The NAV per Unit, Class 2, increased from $104.83 at December 31, 2011, to $107.61 as of December 31, 2012. Total Class 1 subscriptions and redemptions for the period were $7,569,805 and $7,177,491, respectively. Total Class 2 subscriptions and redemptions for the period were $2,139,804 and $4,489,835, respectively. Ending capital at December 31, 2012, was $34,603,499 for Class 1 and $16,882,659 for Class 2.

The Frontier Masters Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Masters Series

Two of the six sectors traded in the Frontier Masters Series were profitable in 4Q 2012. Currencies and Stock Indices were positive while Agriculturals, Interest Rates, Energies and Metals were negative for the quarter.

Two of the six sectors traded in the Frontier Masters Series were profitable in 2012. Interest Rates and Stock Indices were profitable while Energies, Currencies, Metals and Agriculturals finished negative for the year.

In terms of major CTA performance, none of the four major CTAs in the Frontier Masters Series were profitable during the quarter. Cantab, Transtrend, Winton and Tiverton finished negative for the quarter.

Two of the four major CTAs in the Frontier Masters Series were profitable in 2012. Cantab and Transtrend were profitable while Tiverton and Winton finished negative for the year.

Balanced Series

2012

The Balanced Series – Class 1 NAV lost 6.57% for the twelve months ended December 31, 2012, net of fees and expenses; the Balanced Series – Class 1a NAV lost 3.81% for the twelve months ended December 31, 2012, net of fees and expenses; the Balanced Series – Class 2 NAV lost 3.75% for the twelve months ended December 31, 2012, net of fees and expenses; the Balanced Series – Class 2a NAV lost 3.11% for the twelve months ended December 31, 2012, net of fees and expenses; the Balanced Series – Class 3a NAV lost 3.43% for the twelve months ended December 31, 2012, net of fees and expenses.

For the twelve months ended December 31, 2012, the Balanced Series recorded net gain on investments of $7,382,357, net investment income of $276,272, and total expenses of $16,386,180, resulting in a net decrease in Owners’ capital from operations attributable to controlling interests of $13,154,863 after operations attributable to non- controlling interests of $4,427,312. The NAV per Unit, Class 1, decreased from $124.50 at December 31, 2011, to $116.32 at December 31, 2012. For Class 1a, the NAV per Unit decreased from $108.45 at December 31, 2011, to $104.32 at December 31, 2012. The NAV per Unit, Class 2, decreased from $155.02 at December 31, 2011, to $149.02 at December 31, 2012. For Class 2a, the NAV per Unit decreased from $128.35 at December 31, 2011, to $124.36 at December 31, 2012. For Class 3a, the NAV per Unit decreased from $128.36 at December 31, 2011, to $123.96 at December 31, 2012. Total Class 1 subscriptions and redemptions for the twelve months were $476,872 and $29,506,573, respectively. Total Class 1a subscriptions and redemptions for the twelve month period were $482 and $2,524,092, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $16,101 and $9,823,477, respectively. Total Class 2a redemptions for the twelve month period were $1,734,065. There were no Class 2a subscriptions. Total Class 3a subscriptions and redemptions for the period were $2,264,602 and $1,294,313, respectively. Ending capital at December 31, 2012, was $143,906,872 for Class 1, $0 for Class 1a, $51,459,568 for Class 2, $1,009,520 for Class 2a and $3,776,790 for Class 3a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Balanced Series

Three of the six sectors traded in the Balanced Series were profitable in 4Q 2012. Currencies, Stock Indices and Interest Rates were profitable while Metals, Agriculturals and Energies finished negative for the quarter.

Two of the six sectors traded in the Balanced Series were profitable in 2012. The Interest Rates and Stock Indices sectors were profitable while Currencies, Metals, Agriculturals and Energies finished negative in 2012.

In terms of major CTA performance, none of the five major CTAs in the Balanced Series were profitable in 4Q 2012. Winton, Cantab, QIM, Tiverton and Beach Horizon finished negative for the quarter.

Two of the five major CTAs in the Balanced Series were profitable in 2012. QIM and Cantab were profitable while Tiverton, Beach Horizon and Winton finished negative in 2012.

Tiverton/Graham/Transtrend Series (Formerly the Berkeley/Graham/Tiverton Series)

2012

The Tiverton/Graham/Transtrend Series – Class 1 NAV lost 13.58% for the twelve months ended December 31, 2012, net of fees and expenses; the Tiverton/Graham/Transtrend Series – Class 2 NAV lost 10.99% for the twelve months ended December 31, 2012, net of fees and expenses.

For the twelve months ended December 31, 2012, the Tiverton/Graham/Transtrend Series recorded net loss on investments of $2,138,461, net investment income of $263,049, and total expenses of $2,449,160, resulting in a net decrease in Owners’ capital from operations of $4,324,572. The NAV per Unit, Class 1, decreased from $91.02 at December 31, 2010, to $78.66 as of December 31, 2012. The NAV per Unit, Class 2, decreased from $111.84 at December 31, 2011, to $99.55 as of December 31, 2012. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2012, were $31,560 and $9,042,397, respectively. Total Class 2 redemptions for the twelve months ended December 31, 2012, were $933,922. There were no Class 2 subscriptions. Ending capital at December 31, 2012, was $22,266,758 for Class 1 and $3,077,883 for Class 2.

The Tiverton/Graham/Transtrend Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Tiverton/Graham/Transtrend Series

Two of the six sectors traded in the Tiverton/Graham/Transtrend Series were profitable in 4Q 2012. Currencies, and Stock Indices were positive while Agriculturals, Interest Rates, Metals and Energies were negative for the quarter.

Two of the six sectors traded in the Tiverton/Graham/Transtrend Series were profitable in 2012. The Interest Rates and Stock Indices sectors were profitable while Currencies, Metals, Agriculturals and Energies were negative in 2012.

In terms of major CTA performance Graham, Transtrend and Tiverton finished negative for the quarter and the year.

Currency Series

2012

The Currency Series – Class 1 NAV lost 19.25% for the twelve months ended December 31, 2012, net of fees and expenses; the Currency Series – Class 2 NAV lost 16.73% for the twelve months ended December 31, 2011, net of fees and expenses.

For the twelve months ended December 31, 2012, the Currency Series recorded net loss on investments of $558,329, net investment income of $85, and total expenses of $130,192, resulting in a net decrease in Owners’ capital from operations of $688,436. The NAV per Unit, Class 1, decreased from $70.48 at December 31, 2011, to $56.91 as of December 31, 2012. The NAV per Unit, Class 2, decreased from $87.61 at December 31, 2011, to $72.95 as of December 31, 2012. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2012 were $48,045 and $932,522, respectively. Total Class 2 redemptions for the twelve months ended December 31, 2012, were $25,319. There were no Class 2 subscriptions. Ending capital at December 31, 2012, was $2,666,969 for Class 1 and $54,156 for Class 2.

The Currency Series may have both long and short exposure to the Currencies sector only. Because all returns are from the Currencies sector, there are no Sector Attribution charts for the Currency Series.

Winton Series

2012

The Winton Series – Class 1 NAV lost 7.37% for the twelve months ended December 31, 2012, net of fees and expenses; the Winton Series – Class 2 NAV lost 4.54% for the twelve months ended December 31, 2012, net of fees and expenses.

For the twelve months ended December 31, 2012, the Winton Series recorded net loss on investments of $1,356,583, net investment income of $531,125, and total expenses of $2,435,758, resulting in a net decrease in Owners’ capital from operations of $3,261,216. The NAV per Unit, Class 1, decreased from $141.13 at December 31, 2011, to $130.73 as of December 31, 2012. The NAV per Unit, Class 2, decreased from $165.82 at December 31, 2011, to $158.30 as of December 31, 2012. Total Class 1 subscriptions for the year were $204,803 and redemptions were $5,169,260. Total Class 2 redemptions for the year were $862,917. There were no Class 2 subscriptions. Ending capital at December 31, 2012, was $30,645,208 for Class 1 and $10,314,326 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Winton Series

Three of the six sectors traded in the Winton Series were profitable in 4Q 2012. Currencies, Stock Indices and Interest Rates were positive while Metals, Agriculturals and Energies were negative for the quarter.

Two of the six sectors traded in the Winton Series were profitable in 2012. The Stock Indices and Interest Rates sectors were profitable while Currencies, Metals, Agriculturals and Energies finished negative for the year.

Winton/Graham Series

2012

The Winton/Graham Series – Class 1 NAV lost 9.72% for the twelve months ended December 31, 2012, net of fees and expenses; the Winton/Graham Series – Class 2 NAV lost 6.96% for the twelve months ended December 31, 2012, net of fees and expenses. For the twelve months ended December 31, 2012, the Winton/Graham Series recorded net loss on investments of $681,944, net investment income of $134,302, and total expenses of $1,822,802, resulting in a net decrease in Owners’ capital from operations of $2,370,444. The NAV per Unit, Class 1, decreased from $104.73 at December 31, 2011, to $94.55 as of December 31, 2012. The NAV per Unit, Class 2, decreased from $129.70 at December 31, 2011, to $120.67 as of December 31, 2012. Total Class 1 subscriptions and redemptions for the twelve months were $59,915 and $6,118,966, respectively. Total Class 2 redemptions for the twelve months were $1,590,653, respectively. There were no Class 2 subscriptions. Ending capital at December 31, 2012, was $16,680,498 for Class 1 and $4,073,041 for Class 2.

The Winton/Graham Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Winton/Graham Series

Two of the six sectors traded in the Winton/Graham Series were profitable in 4Q 2012. Currencies and Stock Indices were positive while Interest Rates, Agriculturals, Metals and Energies were negative for the quarter.

Two of the six sectors traded in the Winton/Graham Series were profitable in 2012. The Interest Rates and the Stock Indices sectors were profitable while Currencies, Metals, Agriculturals and Energies finished negative in 2012.

In terms of major CTA performance, both Graham and Winton finished negative for the quarter and the year.

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

Tiverton/Graham/Transtrend Series (Formerly the Berkeley/Graham/Tiverton Series)

2011

The Tiverton/Graham/Transtrend Series – Class 1 NAV lost 17.6% for the twelve months ended December 31, 2011, net of fees and expenses; the Tiverton/Graham/Transtrend Series – Class 2 NAV lost 15.1% for the twelve months ended December 31, 2011, net of fees and expenses.

For the twelve months ended December 31, 2011, the Tiverton/Graham/Transtrend Series recorded net loss on investments of $6,401,143, net investment income of $106,784, and total expenses of $2,973,773, resulting in a net decrease in Owners’ capital from operations of $9,268,132. The NAV per Unit, Class 1, decreased from $110.46 at December 31, 2010, to $91.02 as of December 31, 2011. The NAV per Unit, Class 2, decreased from $131.73 at December 31, 2010, to $111.84 as of December 31, 2011. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2011, were $73,374 and $18,343,967, respectively. Total Class 2 redemptions for the twelve months ended December 31, 2011, were $3,076,631. There were no Class 2 subscriptions. Ending capital at December 31, 2011, was $35,180,631 for Class 1 and $4,433,341 for Class 2.

The Tiverton/Graham/Transtrend Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Tiverton/Graham/Transtrend Series

Two of the six sectors traded in the Tiverton/Graham/Transtrend Series were profitable in 2011. Metals and Interest Rates were positive while Energies, Currencies, Agriculturals and Stock Indices were negative for the year.

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

Sector Attribution for the Frontier Balanced Series

Tiverton/Graham/Transtrend Series (Formerly the Berkeley/Graham/Tiverton Series)

2010

The Tiverton/Graham/Transtrend Series – Class 1 NAV gained 5.6% for the twelve months ended December 31, 2010, net of fees and expenses; the Tiverton/Graham/Transtrend Series – Class 2 NAV gained 8.8% for the twelve months ended December 31, 2010, net of fees and expenses.

For the twelve months ended December 31, 2010, the Tiverton/Graham/Transtrend Series recorded net gain on investments of $10,645,135, net investment income of $8,268, and total expenses of $4,848,257, resulting in a net increase in Owners’ capital from operations of $3,912,601 after non-controlling interests of ($1,892,545). The NAV per Unit, Class 1, increased from $104.65 at December 31, 2009, to $110.46 as of December 31, 2010. The NAV per Unit, Class 2, increased from $121.10 at December 31, 2009, to $131.73 as of December 31, 2010. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2010, were $124,546 and $10,995,712, respectively. Total Class 2 redemptions for the twelve months ended December 31, 2010, were $2,174,467. There were no subscriptions. Ending capital at December 31, 2010, was $61,842,996 for Class 1 and $8,386,332 for Class 2.

The Tiverton/Graham/Transtrend Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors. See comments above under Market Conditions for Twelve Months Ended December 31, 2010, for additional information regarding these sectors.

Sector Attribution for the Tiverton/Graham/Transtrend Series

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2012 and 2011. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Frontier Diversified Series:

MARKET SECTOR	December 31, 2012		December 31, 2011
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$10,668,213	9.3%	$5,973,146	4.5%
Currencies	$6,944,890	6.0%	$4,110,056	3.1%
Stock Indices	$6,884,232	6.0%	$2,947,326	2.2%
Metals	$529,904	0.5%	$267,495	0.2%
Agriculturals/Softs	$2,106,237	1.8%	$2,060,410	1.5%
Energy	$826,602	0.7%	$2,137,689	1.6%
Total:	$27,960,078	24.3%	$17,496,122	13.1%

Frontier Long/Short Commodity Series:

MARKET SECTOR	December 31, 2012		December 31, 2011
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,456,457	2.6%	$1,033,509	1.5%
Currencies	$649,353	1.1%	$460,279	0.6%
Stock Indices	$915,438	1.6%	$681,982	1.0%
Metals	$430,652	0.8%	$406,988	0.6%
Agriculturals/Softs	$2,128,861	3.8%	$2,736,200	3.9%
Energy	$1,768,300	3.1%	$4,843,829	6.8%
Total:	$7,349,062	13.0%	$10,162,787	14.4%

Frontier Masters Series:

	December 31, 2012		December 31, 2011
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$2,289,229	4.4%	$1,517,381	2.9%
Currencies	$2,293,953	4.5%	$1,168,162	2.2%
Stock Indices	$1,147,721	2.2%	$551,850	1.0%
Metals	$74,930	0.1%	$224,102	0.4%
Agriculturals/Softs	$182,665	0.4%	$612,343	1.2%
Energy	$83,701	0.2%	$499,134	0.9%
Total:	$6,072,199	11.8%	$4,572,972	8.6%

Balanced Series: (1)

	December 31, 2012		December 31, 2011
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$21,555,846	10.8%	$12,658,095	5.0%
Currencies	$15,370,708	7.7%	$9,980,695	3.9%
Stock Indices	$13,812,873	6.9%	$6,408,240	2.5%
Metals	$1,031,714	0.5%	$530,322	0.2%
Agriculturals/Softs	$4,076,766	2.0%	$4,171,096	1.6%
Energy	$1,493,380	0.7%	$4,239,430	1.7%
Total:	$57,341,288	28.6%	$37,987,878	14.9%

Tiverton/Graham/Transtrend Series(3):

	December 31, 2012		December 31, 2011
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,108,185	4.4%	$1,987,350	5.0%
Currencies	$1,324,364	5.2%	$2,181,879	5.5%
Stock Indices	$864,109	3.4%	$821,477	2.1%
Metals	$71,543	0.3%	$20,795	0.1%
Agriculturals/Softs	$206,823	0.8%	$693,002	1.7%
Energy	$116,831	0.5%	$323,096	0.8%
Total:	$3,691,855	14.6%	$6,027,599	15.2%

Currency Series: (2)

MARKET SECTOR	December 31, 2012		December 31, 2011
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0%	$—	0%
Currencies	$942,040	34.6%	$940,205	21.8%
Stock Indices	$—	0%	$—	0%
Metals	$—	0%	$—	0%
Agriculturals/Softs	$—	0%	$—	0%
Energy	$—	0%	$—	0%
Total:	$942,040	34.6%	$940,205	21.8%

Winton Series:

MARKET SECTOR	December 31, 2012		December 31, 2011
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,355,328	3.3%	$1,435,740	2.9%
Currencies	$2,941,414	7.2%	$1,562,233	3.1%
Stock Indices	$992,759	2.4%	$346,133	0.7%
Metals	$70,872	0.2%	$153,107	0.3%
Agriculturals/Softs	$241,874	0.6%	$411,136	0.8%
Energy	$85,535	0.2%	$80,743	0.2%
Total:	$5,687,781	13.9%	$3,989,092	8.0%

Winton/Graham Series:

MARKET SECTOR	December 31, 2012		December 31, 2011
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,660,955	8.0%	$2,634,892	8.6%
Currencies	$2,207,110	10.6%	$2,502,412	8.1%
Stock Indices	$1,031,543	5.0%	$933,122	3.0%
Metals	$104,133	0.5%	$226,400	0.7%
Agriculturals/Softs	$311,136	1.5%	$845,163	2.7%
Energy	$161,051	0.8%	$325,600	1.1%
Total:	$5,475,927	26.4%	$7,467,589	24.2%

(1)	As of December 31, 2012 and 2011, a portion of the assets of the Balanced Series was invested in an Option basket of futures contracts with a notional value of $13,685,284 and $14,129,540, respectively. As of December 31, 2012, a portion of the assets of the Balanced Series was invested in a separate Option basket of currencies with a notional value of $23,551,287. Margin information is not available for these contracts therefore no value at risk calculations were included in the table for this investment.
(2)	As December 31, 2012 and 2011, the assets of the Currency Series were invested in an Option basket of futures contracts with a notional value of $23,551,287 and $11,567,063, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(3)	Formerly the Berkley/Graham/Tiverton Series.

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2012 and 2011, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Frontier Diversified Series:

MARKET SECTOR	December 31, 2012		December 31, 2011
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$8,209,681	7.1%	$3,369,219	2.5%
Currencies	$1,518,394	1.3%	$1,228,013	0.9%
Stock Indices	$4,244,630	3.7%	$1,308,974	1.0%
Metals	$296,537	0.3%	$98,304	0.1%
Agriculturals/Softs	$264,970	0.2%	$105,897	0.1%
Energy	$319,771	0.3%	$217,312	0.2%
Total:	$14,853,982	12.9%	$6,327,719	4.8%

Frontier Long/Short Commodity Series:

MARKET SECTOR	December 31, 2012		December 31, 2011
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,050,124	1.9%	$515,192	0.7%
Currencies	$—	0.0%	$—	0.0%
Stock Indices	$531,515	0.9%	$206,023	0.3%
Metals	$173,414	0.3%	$228,484	0.3%
Agriculturals/Softs	$68,763	0.1%	$74,490	0.1%
Energy	$763,924	1.4%	$578,064	0.8%
Total:	$2,587,739	4.6%	$1,602,253	2.2%

Frontier Masters Series:

MARKET SECTOR	December 31, 2012		December 31, 2011
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,865,475	3.6%	$1,187,798	2.2%
Currencies	$614,934	1.2%	$131,064	0.2%
Stock Indices	$905,787	1.8%	$198,234	0.4%
Metals	$47,873	0.1%	$42,731	0.1%
Agriculturals/Softs	$17,777	0.0%	$21,356	0.0%
Energy	$31,398	0.1%	$131,577	0.2%
Total:	$3,483,244	6.8%	$1,712,760	3.1%

Balanced Series: (1)

MARKET SECTOR	December 31, 2012		December 31, 2011
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$16,615,603	8.3%	$7,028,828	2.8%
Currencies	$4,260,586	2.1%	$3,874,144	1.5%
Stock Indices	$8,520,594	4.3%	$2,844,170	1.1%
Metals	$582,773	0.3%	$182,364	0.1%
Agriculturals/Softs	$533,867	0.3%	$217,728	0.1%
Energy	$575,912	0.3%	$429,114	0.2%
Total:	$31,089,335	15.5%	$14,576,348	5.8%

Tiverton/Graham/Transtrend Series(3):

MARKET SECTOR	December 31, 2012		December 31, 2011
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$811,866	3.2%	$1,228,296	3.1%
Currencies	$1,053,415	4.2%	$1,235,691	3.1%
Stock Indices	$701,876	2.8%	$388,937	1.0%
Metals	$48,203	0.2%	$13,393	0.0%
Agriculturals/Softs	$3,357	0.0%	$22,951	0.0%
Energy	$31,081	0.1%	$—	0.0%
Total:	$2,649,797	10.5%	$2,889,268	7.2%

Currency Series(2):

MARKET SECTOR	December 31, 2012		December 31, 2011
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0%	$—	0%
Currencies	$942,040	34.6%	$940,205	21.8%
Stock Indices	$—	0%	$—	0%
Metals	$—	0%	$—	0%
Agriculturals/Softs	$—	0%	$—	0%
Energy	$—	0%	$—	0%
Total:	$942,040	34.6%	$940,205	21.8%

Winton Series:

MARKET SECTOR	December 31, 2012		December 31, 2011
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,024,187	2.5%	$892,630	1.8%
Currencies	$1,495,879	3.7%	$335,093	0.7%
Stock Indices	$712,939	1.7%	$174,744	0.3%
Metals	$29,326	0.1%	$105,880	0.2%
Agriculturals/Softs	$23,118	0.1%	$21,894	0.0%
Energy	$7,332	0.0%	$—	0.0%
Total:	$3,292,780	8.0%	$1,530,241	3.0%

Winton/Graham Series:

MARKET SECTOR	December 31, 2012		December 31, 2011
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,219,387	5.9%	$1,630,456	5.3%
Currencies	$1,491,356	7.2%	$1,432,450	4.7%
Stock Indices	$762,887	3.7%	$476,443	1.5%
Metals	$65,130	0.3%	$197,044	0.6%
Agriculturals/Softs	$10,290	0.0%	$32,391	0.1%
Energy	$38,080	0.2%	$—	0.0%
Total:	$3,587,130	17.3%	$3,768,784	12.2%

(1)	As of December 31, 2012 and 2011, a portion of the assets of the Balanced Series was invested in an Option basket of futures contracts with a notional value of $13,685,284 and $14,129,540, respectively. As of December 31, 2012, a portion of the assets of the Balanced Series was invested in a separate Option basket of currencies with a notional value of $23,551,287. Margin information is not available for these contracts therefore no value at risk calculations were included in the table for this investment.
(2)	As December 31, 2012 and 2011, the assets of the Currency Series were invested in an Option basket of futures contracts with a notional value of $23,551,287 and $11,567,063, respectively. Margin information is not available for this contract therefore no value at risk calculations were included in the table for this investment.
(3)	Formerly the Berkley/Graham/Tiverton Series.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held on behalf of the Series is typically many times the applicable maintenance margin requirement, which generally ranges between approximately 1% and 10% of contract face value, as well as many times the capitalization of the Series. The magnitude of each Series’ open positions creates a risk of ruin not typically found in most other investment vehicles. Because of the size of their positions, certain market conditions, although unusual, but historically recurring from time to time, could cause a Series to incur severe losses over a short period of time. The value at risk table above, as well as the past performance of the Series, gives no indication of this risk of severe losses.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of December 31, 2012, by market sector.

Interest rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-8 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-8 interest rates will remain the primary market exposure of each Trading Company and accordingly of each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Tiverton/Graham/Transtrend Series, Currency Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters, Series, and Balanced Series (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized interest income that is allocated to each of such Series and 0.75%. Interest income above what is paid to the Managing Owner is retained by the Series.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of December 31, 2012 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Principal Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of December 31, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2012, the internal control over financial reporting for the Trust and each Series is effective based on the criteria established in Internal Control-Integrated Framework.

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

Effective July 17, 2012, the Managing Owner transferred cash custody of the Trust’s cash to US Bank Institutional Trust & Custody. The Managing Owner performed significant due diligence on US Bank Institutional Trust & Custody prior to selection of this custodial services provider. All cash transactions for the Trust, effective July 17, 2012, are now processed by the custodian with a dual authorization process from the Managing Owner.

Effective June 11, 2012, the Managing Owner transferred investor subscription and redemption processing and cash handling for the Trust to Phoenix American Financial Services, Inc. The Managing Owner performed significant due diligence on Phoenix American Financial Services prior to selection of the service provider to take over this service area. The Managing Owner performed parallel testing of the process prior to transition and continued to shadow this process through the end of the second quarter of 2012. Phoenix American Financial Services took over full transfer agency responsibility and functions, in addition to the services noted prior, effective October 17, 2012. The Managing Owner continues to provide oversight and monitoring of Phoenix American Financial Services in their capacity as transfer agent for the Trust.

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

Principals of the Managing Owner

The current officers and directors of the Managing Owner are as follows:

Robert J. Enck is the President, Chief Executive Officer and Chairman and Member of the Executive Committee of the Managing Owner. Mr. Enck has been listed as a principal of the Managing Owner since July 2007. Mr. Enck joined the Managing Owner on March 1, 2007, with more than 20 years of extensive management experience with large, highly regulated health care organizations such as Bristol-Myers Squibb and Quintiles as well as with more entrepreneurial venture capital funded organizations. Most recently, from March 2003 to March 2007, Mr. Enck was the Senior Managing Director of The Hermes Group LLC, an advisory firm that specialized in management advisory services, as well as merger and acquisition-related services. At the Hermes Group, Mr. Enck was a member of the ownership team that acquired Ascendia Brands (formerly Lander Company), a $200 million health and beauty care company. As part of this team, Mr. Enck focused on acquisitions, marketing, outsourcing initiatives and the reverse merger of Lander into a public company. Prior to joining Hermes, from March 2001 to March 2003, Mr. Enck served as a General Manager and Vice President within Quintiles Transnational, a multi-national pharmaceutical services firm with nearly two billion dollars in annual revenues. Mr. Enck joined Quintiles as a result of Quintiles’ acquisition of Beansprout Networks, where Mr. Enck served as CEO. As CEO of Beansprout, Mr. Enck conceived of and executed a dramatic refocus of the company and engineered the successful transaction with Quintiles. Prior to joining Beansprout, from September 1998 to March 2001, Mr. Enck was President of Rx Remedy Information Services, a company focused on providing pharmaceutical firms with longitudinal patient-reported health care information. Before that, Mr. Enck was with Summit Medical Systems from January 1994 to September 1998, where he held a number of senior-level positions, including President and General Manager of its subsidiary, Medical Information Systems (MIS), as well as Vice President of Sales and Marketing of parent company, Summit. Mr. Enck joined Summit when it was a private firm and was a member of the management team that grew the business and conducted a successful IPO. Additionally, Mr. Enck served as President of MIS, where he executed its sale to United Healthcare. Earlier, he spent nine years with Bristol-Myers Squibb and held management positions in the areas of managed care, government programs and sales management. Mr. Enck holds a B.S. degree in Natural Sciences from St. John’s University, Collegeville, MN and an MBA in Management from the University of St. Thomas, St. Paul, MN.

Richard E. Bornhoft is the Chief Investment Officer of the Managing Owner. Mr. Bornhoft has been listed as a principal and registered as an associated person of the Managing Owner since August 2003. Mr. Bornhoft also is President of The Bornhoft Group Corporation, or The Bornhoft Group, and has been listed as a principal and registered as an associated person of The Bornhoft Group since September 1985 and November 1985, respectively. Mr. Bornhoft is also a principal of Bornhoft Group Securities Corporation, a registered broker/dealer. Mr. Bornhoft was a principal of SectorQuant Capital Management, LLC an investment adviser registered under the Investment Advisers Act from July 2002 until March 2009. Mr. Bornhoft has over 25 years of experience in advising both private and institutional clientele in the alternative investment industry, beginning his career in June 1979. The Bornhoft Group was formed in 1985 as an investment management firm, providing alternative investments (i.e., investments other than long-only investments in publicly-traded stocks, bonds and cash-equivalent securities) to institutions and high net worth investors. Over the past two decades, Mr. Bornhoft has been responsible for the planning and execution of The Bornhoft Group’s business strategy. This responsibility has included such tasks as the design and implementation of the asset allocation, valuation and risk management systems, and the management of client assets into alternative investment products and services. His company has designed and operated managed futures portfolios for approximately 20 pension plans, corporations and banking institutions throughout the world. From March 1990 to June 1997, Mr. Bornhoft was a principal and associated person of Hart-Bornhoft Group, Inc, a registered CTA and CPO. From July 1996 to September 2000, Mr. Bornhoft was a principal and associated person of Covenant Portfolio Management Inc., a registered CTA and CPO, and from December 1997 to March 2001, Mr. Bornhoft was a principal and associated person of Warwick Capital Management, Inc., a registered CTA. From June 1998 to August 2001, Mr. Bornhoft was a principal and associated person of The Bornhoft Advisory Group Corporation, a registered CTA. Prior to forming The Bornhoft Group in September 1985, from February 1983 to August 1985, Mr. Bornhoft was Vice-President of Product Development for the Managed Account Corporation, an investment-consulting firm that offered managed futures products to its clientele. From June 1979 to August 1985, he held various positions at a guaranteed introducing broker of Geldermann, Inc., a Chicago-based futures brokerage firm and registered FCM, including a Denver branch manager. Additional activities included developing managed futures trading systems and advising client assets in managed futures. He has served on numerous arbitration boards and various committees of certain regulatory and industry organizations and is a frequent speaker at international conferences and symposiums on alternative investments. He has written numerous articles in leading financial publications and is a contributing author to The Handbook of Managed Futures – Performance, Evaluation and Analysis (McGraw-Hill, 1997) and Searching for Alpha—The Quest for Exceptional Investment Performance (Wiley, 2000). Mr. Bornhoft was a founding principal of Morningstar Hedge Inc. He currently holds SEC/FINRA Series 7, 24 and 63 registrations, in addition to a CFTC/NFA Series 3 registration.

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

The controlling member of the Managing Owner with a larger than 10% ownership interest is Plimpton Capital, LLC which has been listed as a principal of the Managing Owner since August 2003. The Bornhoft Group Corporation was listed as a principal of the Managing Owner from August 2003 until June 2012.

There is not currently any material administrative, civil, or criminal action—whether pending, on appeal or concluded—against the Trust, its principals or the Managing Owner.

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

The Trust has no directors or officers. Its affairs are managed solely by the Managing Owner, which receives compensation for its services from the Trust, as follows:

Management Fees

Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of the assets attributable to such Series’(including notional assets), calculated on a daily basis. The annual rate of the management fee is: 0.5% for the Balanced Series; 0.75% for the Frontier Diversified Series; 2.0% for the Frontier Masters Series, Winton Series, and Currency Series; 2.5% for the Winton/Graham Series and Tiverton/Graham/Transtrend Series; and 3.5% for the Frontier Long/Short Commodity Series. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for each Series.

Incentive Fees

Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Frontier Diversified Series, Frontier Masters Series, Balanced Series, Winton/Graham Series, Tiverton/Graham/Transtrend Series, Currency Series and Frontier Long/Short Commodity Series may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period these Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Diversified Series, Balanced Series and 20% for the Frontier Masters Series, Winton Series, Currency Series, Winton/Graham Series, Tiverton/Graham/Transtrend Series and Frontier Long/Short Commodity Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Interest Income

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Tiverton/Graham/Transtrend Series, Currency Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, and Balanced Series (Class 1a and Class 2a only) 20% of the total interest allocated to each Series is paid to the Managing Owner.

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

The Trust has no officers or directors. Its affairs are managed solely by the Managing Owner. Set forth in the table below is information regarding the beneficial ownership of Units of the principals of the Managing Owner as of December 31, 2012:

Equinox Fund Management, LLC*:

Series/Class of Units	Units Owned	Percentage Ownership of Each Class
Frontier Diversified Series – Class 1	275	0.04%
Frontier Diversified Series – Class 2	14,301	2.56%
Frontier Long/Short Commodity Series – Class 1a	117	0.07%
Frontier Long/Short Commodity Series – Class 2	3,083	6.51%
Frontier Long/Short Commodity Series – Class 2a	2,222	2.36%
Frontier Masters Series – Class 1	275	0.08%
Frontier Masters Series – Class 2	5,627	3.59%
Balanced Series – Class 2	21,620	6.27%
Balanced Series – Class 2a	1,237	15.24%
Currency Series – Class 2	29	3.91%
Tiverton/Graham/Transtrend Series – Class 2	70	0.23%
Winton Series – Class 2	207	3.18%
Winton/Graham Series – Class 2	428	1.27%

*	The Managing Owner is required to maintain at least a 1% interest in the aggregate capital as well as in certain series, profits and losses of the Trust. The Managing Owner’s interest of $6,287,766 in the aggregate capital of the Trust of $519,985,723 at December 31, 2012 is 1.21%.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

The following table sets forth the fees billed to Equinox Fund Management, LLC, the Managing Owner of the Trust, for professional services provided by McGladrey LLP, the Trust’s independent registered public accounting firm, for the years ended December 31, 2012 and 2011. In accordance with the prospectus of the Trust, the Managing Owner has agreed to pay all costs of the Trust, and the Trust therefore bears no direct obligation to its independent registered public accounting firm.

FEE CATEGORY	2012	2011
Audit Fees(1)	$320,500	$368,500
Audit-Related Fees(2)	$0	$0
Tax Fees(3)	$0	$0
All Other Fees(4)	$0	$0
TOTAL FEES	$320,500	$368,500

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Trust’s financial statements and review of financial statements included in the Trust’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees for assurance and related services by McGladrey LLP that are reasonably related to the performance of the audit or review of the Trust’s financial statements and are not reported under “Audit Fees,” above.
(3)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of any fees not otherwise reported in this table

The Managing Owner approved all the services provided by McGladrey LLP to the Trust described above. The Managing Owner has determined that the payments made to McGladrey LLP for these services during 2012 and 2011 are compatible with maintaining that firm’s independence. The Managing Owner pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)	The response to these portions of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.2	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents**

1.3	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.4	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.5	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.6	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the Prospectus as Exhibit A)****

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)****

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)****

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)****

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)****

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)****

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)****

10.1	Form of Amended and Restated Escrow Agreement among the Registrant, Equinox Fund Management, LLC, Bornhoft Group Securities Corporation and the U.S. Bank National Association, Denver Colorado***

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC*

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London***

10.25	Form of Brokerage Agreement between each Trading Company and Fimat USA, LLC****

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor****

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Equinox Fund Management, LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Equinox Fund Management, LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.37	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Balanced Series of the Registrant+

10.4	Form of Cash Management Agreement between Equinox Fund Management, LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Equinox Fund Management, LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

21.1	Subsidiaries of Registrant. (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.2	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.10	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.12	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

99.1	Prospectus of The Frontier Fund++

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase

101.DEF^	XBRL Taxonomy Extension Definition Linkbase

101.LAB^	XBRL Taxonomy Extension Label Linkbase

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.
**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.
***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.
****	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.
+	Previously filed as like-numbered exhibit on Form 10-Q for the period ended June 30, 2008.
++	Previously filed on January 31, 2013 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-164629).

^ Submitted electronically herewith.

Pursuant to applicable securities laws and regulations, the Trust is deemed to have complied with the reporting obligation relating to the submission of interactive data files in Exhibit 101 to this report and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Trust has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

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

Report of Independent Registered Public Accounting Firm

To the Executive Committee and Unitholders

The Frontier Fund

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Tiverton/Graham/Transtrend Series (formerly Berkeley/Graham/Tiverton Series), Currency Series, Winton Series and the Winton/Graham Series of The Frontier Fund (collectively, the Series) as of December 31, 2012 and 2011, and the related statements of operations, changes in owners’ capital, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Series’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Tiverton/Graham/Transtrend Series (formerly Berkeley/Graham/Tiverton Series), Currency Series, Winton Series and the Winton/Graham Series of The Frontier Fund as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Denver, Colorado

April 1, 2013

The Series of the Frontier Fund

Statements of Financial Condition

December 31, 2012 and 2011

	Frontier Diversified		Frontier Masters		Frontier Long/Short
	Series		Series		Commodity Series
	12/31/2012	12/31/2011	12/31/2012	12/31/2011	12/31/2012		12/31/2011
ASSETS
Cash and cash equivalents	$2,681,889	$4,976,749	$1,542,661	$2,234,716	$1,710,151		$3,045,849
U.S. Treasury securities, at fair value	3,853,000	16,557,304	2,212,909	7,232,546	2,388,540		9,466,240
Custom time deposits	66,875,140	75,318,509	38,288,877	32,900,559	41,327,739		43,061,546
Receivable from futures commission merchants	—	—	—	5,107,749	14,770,973		47,822,021
Open trade equity, at fair value	—	—	—	792,372	—		—
Swap contracts, at fair value	—	131,004	—	57,225	—		74,898
Investments in unconsolidated trading companies, at fair value	42,826,426	38,240,171	9,771,797	4,717,914	3,675,238		4,081,988
Prepaid service fees—Class 1	40,235	162,977	57,276	50,950	42,004		96,503
Interest receivable	54,006	228,877	31,017	99,978	33,479		130,855
Receivable from related parties	114,481	16,362	38,735	—	549		4,071
Other assets	—	10,129	—	6,162	—		9,592

Total Assets	$116,445,177	$135,642,082	$51,943,272	$53,200,171	$63,948,673		$107,793,563

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—	$—	$—	$—	$819,535		$25,934,678
Options written, at fair value	—	—	—	—	928,690		—
Pending owner additions	23,900	243,088	15,449	22,716	62,537		40,966
Owner redemptions payable	521,439	321,138	141,453	4,996	344,538		84,705
Incentive fees payable to Managing Owner	189,903	522,033	—	—	—		127,052
Management fees payable to Managing Owner	150,188	180,232	118,274	117,541	277,379		284,677
Interest payable to Managing Owner	41,394	53,915	20,028	23,408	26,319		30,614
Trading fees payable to Managing Owner	228,169	269,021	104,852	105,278	79,400		83,646
Trailing service fees payable to Managing Owner	89,177	76,877	47,423	41,911	24,074		22,920
Payables to related parties	19,435	—	9,635	56	34,037		—
Other liabilities	—	2,174	—	856	—		—

Total Liabilities	1,263,605	1,668,478	457,114	316,762	2,596,509		26,609,258

CAPITAL
Managing Owner Units—Class 1	25,959	27,334	27,804	27,569	—		—
Managing Owner Units—Class 1a	—	—	—	—	12,732		14,271
Managing Owner Units—Class 2	1,436,973	1,486,740	605,508	589,893	449,011		499,336
Managing Owner Units—Class 2a	—	—	—	—	256,560		282,740
Limited Owner Units—Class 1	58,973,977	72,397,572	34,575,695	34,062,567	—		4,159,047
Limited Owner Units—Class 1a	—	—	—	—	18,970,806		18,877,124
Limited Owner Units—Class 2	54,744,663	60,061,958	16,277,151	18,144,968	6,449,774		8,689,426
Limited Owner Units—Class 2a	—	—	—	—	10,625,551		10,628,724
Limited Owner Units—Class 3	—	—	—	—	19,761,047		27,810,058

Total Owners’ Capital	115,181,572	133,973,604	51,486,158	52,824,997	56,525,481		70,960,726

Non-Controlling Interests	—	—	—	58,412	4,826,683		10,223,579

Total Capital	115,181,572	133,973,604	51,486,158	52,883,409	61,352,164		81,184,305

Total Liabilities and Capital	$116,445,177	$135,642,082	$51,943,272	$53,200,171	$63,948,673		$107,793,563

Units Outstanding
Class 1	625,015	728,645	342,249	340,052	N/A		30,551
Class 1a	N/A	N/A	N/A	N/A	174,830		155,216
Class 2	559,127	592,037	156,889	178,710	47,367		56,731
Class 2a	N/A	N/A	N/A	N/A	94,257		85,760
Class 3	N/A	N/A	N/A	N/A	135,642		171,708
Net Asset Value per Unit
Class 1	$94.40	$99.40	$101.11	$100.25	$135.41	(1)	$136.13
Class 1a	N/A	N/A	N/A	N/A	$108.58		$121.71
Class 2	$100.48	$103.96	$107.61	$104.83	$145.65		$161.97
Class 2a	N/A	N/A	N/A	N/A	$115.45		$127.23
Class 3	N/A	N/A	N/A	N/A	$145.69		$161.96

(1)	Class 1 operations ceased July 18, 2012 and all remaining Class 1 Units were exchanged for Class 3 Units.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Financial Condition

December 31, 2012 and 2011

	Balanced Series			Tiverton/Graham/ Transtrend Series (1)		Currency Series
	12/31/2012		12/31/2011	12/31/2012	12/31/2011	12/31/2012	12/31/2011
ASSETS
Cash and cash equivalents	$4,111,855		$9,758,138	$664,310	$1,352,378	$33,887	$182,875
U.S. Treasury securities, at fair value	5,951,633		29,168,216	961,568	4,347,398	49,052	326,517
Custom time deposits	102,978,191		132,685,042	16,637,538	19,776,137	848,715	1,485,313
Receivable from futures commission merchants	92,043,593		74,736,294	—	—	—	—
Open trade equity, at fair value	—		13,104,541	—	—	—	—
Swap contracts, at fair value	22,289,478		23,819,312	—	34,397	—	2,583
Investments in unconsolidated trading companies, at fair value	20,193,128		18,255,809	7,373,509	8,234,047	1,801,498	2,352,121
Investment in Berkeley Quantitative Colorado Fund LLC, at fair value	—		—	—	6,270,844	—	—
Interest receivable	83,422		403,201	13,478	60,095	688	4,514
Receivable from related parties	17,313		—	—	—	—	—
Other assets	34,301		48,273	—	7,914	—	497

Total Assets	$247,702,914		$301,978,826	$25,650,403	$40,083,210	$2,733,840	$4,354,420

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$672,511		$—	$—	$—	$—	$—
Options written, at fair value	165,363		3,326,453	—	—	—	—
Pending owner additions	34,831		45,208	1,522	3,396	3,413	4,509
Owner redemptions payable	342,417		84,710	40,093	182,552	—	15,694
Incentive fees payable to Managing Owner	527,306		1,195,031	—	—	—	—
Management fees payable to Managing Owner	193,155		241,525	103,089	101,400	—	—
Interest payable to Managing Owner	330,341		397,864	42,764	68,021	3,889	5,681
Trading fees payable to Managing Owner	132,875		176,398	16,057	25,212	1,791	2,727
Trailing service fees payable to Managing Owner	332,942		435,380	54,702	87,016	3,510	6,285
Payables to related parties	1,490		2,408	47,535	268	112	52
Other liabilities	—		8,437	—	1,373	—	115

Total Liabilities	2,733,231		5,913,414	305,762	469,238	12,715	35,063

CAPITAL
Managing Owner Units—Class 2	3,225,784		3,351,608	7,013	7,878	2,134	2,563
Managing Owner Units—Class 2a	153,884		158,814	—	—	—	—
Limited Owner Units—Class 1	143,906,872		183,785,318	22,266,758	35,180,631	2,666,969	4,228,350
Limited Owner Units—Class 1a	—		2,536,559	—	—	—	—
Limited Owner Units—Class 2	48,233,784		60,020,959	3,070,870	4,425,463	52,022	88,444
Limited Owner Units—Class 2a	855,636		2,626,016	—	—	—	—
Limited Owner Units—Class 3a	3,776,790		2,952,802	—	—	—	—

Total Owners’ Capital	200,152,750		255,432,076	25,344,641	39,613,972	2,721,125	4,319,357

Non-Controlling Interests	44,816,933		40,633,336	—	—	—	—

Total Capital	244,969,683		296,065,412	25,344,641	39,613,972	2,721,125	4,319,357

Total Liabilities and Capital	$247,702,914		$301,978,826	$25,650,403	$40,083,210	$2,733,840	$4,354,420

Units Outstanding
Class 1	1,237,173		1,476,131	283,073	386,533	46,863	59,997
Class 1a	N/A		23,388	N/A	N/A	N/A	N/A
Class 2	344,894		408,793	30,918	39,641	742	1,039
Class 2a	8,117		21,697	N/A	N/A	N/A	N/A
Class 3a	30,469		23,005	N/A	N/A	N/A	N/A
Net Asset Value per Unit
Class 1	$116.32		$124.50	$78.66	$91.02	$56.91	$70.48
Class 1a	$104.32	(2)	$108.45	N/A	N/A	N/A	N/A
Class 2	$149.20		$155.02	$99.55	$111.84	$72.95	$87.61
Class 2a	$124.36		$128.35	N/A	N/A	N/A	N/A
Class 3a	$123.96		$128.36	N/A	N/A	N/A	N/A

(1)	Formerly the Berkeley/Graham/Tiverton Series.
(2)	Class 1a operations ceased July 17, 2012 and all remaining Class 1a Units were exchanged for Class 3a Units.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Financial Condition

December 31, 2012 and 2011

	Winton Series		Winton/Graham Series
	12/31/2012	12/31/2011	12/31/2012	12/31/2011
ASSETS
Cash and cash equivalents	$1,249,455	$2,051,272	$536,159	$1,156,042
U.S. Treasury securities, at fair value	1,808,547	7,821,927	776,073	3,839,855
Custom time deposits	31,292,395	35,581,630	13,428,015	17,467,347
Swap Contracts, at fair value	—	61,888	—	30,381
Investments in unconsolidated trading companies, at fair value	6,865,965	4,731,916	6,174,855	8,473,424
Interest receivable	25,350	108,125	10,878	53,079
Other assets	—	6,890	—	6,520

Total Assets	$41,241,712	$50,363,648	$20,925,980	$31,026,648

LIABILITIES & CAPITAL
LIABILITIES
Pending owner additions	$15,044	$18,811	$3,976	$5,763
Owner redemptions payable	22,467	10,618	18,231	15,451
Management fees payable to Managing Owner	86,138	90,559	63,642	100,311
Interest payable to Managing Owner	69,369	84,494	35,011	52,268
Trading fees payable to Managing Owner	26,041	31,302	13,148	19,427
Trailing service fees payable	62,556	78,044	38,116	57,141
Payables to related parties	563	319	317	356
Other liabilities	—	1,377	—	2,244

Total Liabilities	282,178	315,524	172,441	252,961

CAPITAL
Managing Owner Units—Class 2	32,721	34,276	51,683	55,553
Limited Owner Units—Class 1	30,645,208	38,345,799	16,680,498	24,783,519
Limited Owner Units—Class 2	10,281,605	11,668,049	4,021,358	5,934,615

Total Owners’ Capital	40,959,534	50,048,124	20,753,539	30,773,687

Non-Controlling Interests	—	—	—	—

Total Capital	40,959,534	50,048,124	20,753,539	30,773,687

Total Liabilities and Capital	$41,241,712	$50,363,648	$20,925,980	$31,026,648

Units Outstanding
Class 1	234,414	271,704	176,419	236,649
Class 2	65,159	70,575	33,753	46,183
Net Asset Value per Unit
Class 1	$130.73	$141.13	$94.55	$104.73
Class 2	$158.30	$165.82	$120.67	$129.70

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments

December 31, 2012

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(22,516)	-0.04%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	892,015	1.95%
Various base metals futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(29,925)	-0.05%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	857,585	1.40%
Brent Crude Oil Settling 4/1/2013 (Number of Contracts: 497)	—	0.00%	—	0.00%	1,188,750	1.94%
Brent Crude Oil Settling 9/1/2013 (Number of Contracts: 270)	—	0.00%	—	0.00%	729,410	1.19%
Crude Oil Settling 2/1/2013 (Number of Contracts: 566)	—	0.00%	—	0.00%	1,837,974	3.00%
Crude Oil Settling 2/1/2014 (Number of Contracts: 606)	—	0.00%	—	0.00%	1,784,120	2.91%
Crude Oil Settling 4/1/2014 (Number of Contracts: 428)	—	0.00%	—	0.00%	1,628,500	2.65%
Crude Oil Settling 8/1/2014 (Number of Contracts: 219)	—	0.00%	—	0.00%	630,550	1.03%
Crude Oil Settling 1/1/2015 (Number of Contracts: 191)	—	0.00%	—	0.00%	722,766	1.18%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	16,663	0.03%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	(13,842)	-0.02%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	37,199	0.06%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	(3,574)	-0.01%
Various interest rates futures contracts (Mexico)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%	20,049	0.03%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	(357,780)	-0.58%
Various precious metals futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	(827)	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	285	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(968,793)	-1.58%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	2,499	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	(33,084)	-0.05%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	83,003	0.14%
Various stock index futures contracts (Africa)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	10,863	0.02%
Various stock index futures contracts (Mexico)	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$9,011,890	14.70%

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
OPTIONS PURCHASED *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$1,417,280	2.31%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	517,500	0.84%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	966,540	1.58%

Total Options Purchased	$—	0.00%	$—	0.00%	$2,901,320	4.73%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$8,300	0.01%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(1,111,581)	-1.81%
Various base metals futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	99,526	0.16%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(1,309,564)	-2.13%
Brent Crude Oil, Settling 6/1/2013 (Number of Contracts: 424)	—	0.00%	—	0.00%	(1,182,720)	-1.93%
Crude Oil, Settling 4/1/2013 (Number of Contracts: 323)	—	0.00%	—	0.00%	(923,841)	-1.51%
Crude Oil, Settling 5/1/2013 (Number of Contracts: 166)	—	0.00%	—	0.00%	(669,526)	-1.09%
Crude Oil, Settling 6/1/2013 (Number of Contracts: 787)	—	0.00%	—	0.00%	(3,500,831)	-5.71%
Crude Oil, Settling 7/1/2013 (Number of Contracts: 290)	—	0.00%	—	0.00%	(1,400,082)	-2.28%
Crude Oil, Settling 3/1/2014 (Number of Contracts: 450)	—	0.00%	—	0.00%	(1,446,060)	-2.36%
Crude Oil, Settling 6/1/2014 (Number of Contracts: 449)	—	0.00%	—	0.00%	(1,477,983)	-2.41%
Crude Oil, Settling 9/1/2014 (Number of Contracts: 219)	—	0.00%	—	0.00%	(618,510)	-1.01%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	12,197	0.02%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	24,219	0.04%
Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	59,128	0.10%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	703,810	1.15%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	773	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Africa)	—	0.00%	—	0.00%	—	0.00%

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$(12,732,745)	-20.76%

CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$—	0.00%	$—	0.00%	$(819,535)	-1.33%

OPTIONS WRITTEN *
Various interest rates futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(155,250)	-0.25%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(445,060)	-0.73%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(328,380)	-0.54%

Total Options Written	$—	0.00%	$—	0.00%	$(928,690)	-1.52%

U.S. TREASURY SECURITIES

	Fair Value		Fair Value		Fair Value
US Treasury Note 4.000% due 02/15/2015 (1)	$3,853,000	3.35%	$2,212,909	4.30%	$2,388,540	3.89%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
U.S. Treasury Note 4.000% due 02/15/2015 (1)	3,574,465		2,052,937		2,215,872

	Cost		Cost		Cost
U.S. Treasury Note 4.000% due 02/15/2015 (1)	$3,702,643		$2,126,554		$2,295,332

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments

December 31, 2012

	Balanced Series		Tiverton/Graham/ Transtrend Series (2)		Currency Series
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$7,365	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	1,079,576	0.44%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	(2,013,943)	-0.82%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	618,362	0.25%	—	0.00%	—	0.00%
Brent Curde Oil Settling 2/1/2013 (Number of Contracts: 735)	2,850,050	1.16%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(285,562)	-0.12%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	(62,247)	-0.03%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	1,247,403	0.51%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	(146,326)	-0.06%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	298,712	0.12%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	76,885	0.03%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(888,222)	-0.36%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	(131,803)	-0.05%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(494,955)	-0.20%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	246,124	0.10%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(1,219,796)	-0.50%	—	0.00%	—	0.00%
Various stock index futures contracts (Africa)	82,200	0.03%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	132,147	0.05%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	1,111,191	0.45%	—	0.00%	—	0.00%

Total Long Futures Contracts	$2,507,161	1.00%	$—	0.00%	$—	0.00%

OPTIONS PURCHASED *
Various base metals futures contracts(Europe)	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts(U.S.)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	439,170	0.18%	—	0.00%	—	0.00%

Total Options Purchased	439,170	0.18%	$—	0.00%	$—	0.00%

	Balanced Series		Tiverton/Graham/ Transtrend Series (2)		Currency Series
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(57,925)	-0.02%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	(3,453,452)	-1.41%	—	0.00%	—	0.00%
Various currency futures contracts (US)	1,732,960	0.71%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(2,108,322)	-0.86%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(356,406)	-0.15%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	79,806	0.03%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	9,865	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	172,781	0.07%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	(1,482)	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	8,095	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	1,114,717	0.46%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	124,047	0.05%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(341,725)	-0.14%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	86,851	0.04%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	(628,652)	-0.26%	—	0.00%	—	0.00%

Total Short Futures Contracts	$(3,618,842)	-1.95%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$(672,511)	-0.27%	$—	0.00%	$—	0.00%

OPTIONS WRITTEN *
Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (U.S)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(165,363)	-0.07%	—	0.00%	—	0.00%

Total Options Written	$(165,363)	-0.07%	$—	0.00%	$—	0.00%

	Balanced Series		Tiverton/Graham/ Transtrend Series (2)		Currency Series
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
Swaps (3)
Frontier Select CTA TRS Deutsche Bank Swap (U.S.)	$4,503,745	1.84%	$—	0.00%	$—	0.00%
Frontier Balanced RCW-1 Swap (U.S.)	17,785,733	7.26%	—	0.00%	—	0.00%

Total Swaps	$22,289,478	9.10%	$—	0.00%	$—	0.00%

U.S. TREASURY SECURITIES

	Fair Value		Fair Value		Fair Value
US Treasury Note 4.000% due 02/15/2015 (1)	$5,951,633	2.97%	$961,568	3.79%	$49,052	1.80%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
US Treasury Note 4.000% due 02/15/2015 (1)	$5,521,388		$892,056		$45,506

	Cost		Cost		Cost
US Treasury Note 4.000% due 02/15/2015 (1)	$5,719,381		$924,044		$47,137

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(2)	Formerly the Berkeley/Graham/Tiverton Series.
(3)	See Note 4 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments

December 31, 2012

	Winton Series		Winton/Graham Series
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$—	0.00%

Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%
Various base metals futures contracts (US)	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (US)	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%

	Winton Series		Winton/Graham Series
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%
Various soft futures contracts (US)	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *	$—	0.00%	$—	0.00%

Total Open Trade Equity	$—	0.00%	$—	0.00%

U.S. TREASURY SECURITIES

	Fair Value		Fair Value
US Treasury Note 4.000% due 02/15/2015 (1)	$1,808,547	4.42%	$776,073	3.74%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
US Treasury Note 4.000% due 02/15/2015 (1)	1,677,806		719,971

	Cost		Cost
US Treasury Note 4.000% due 02/15/2015 (1)	$1,737,971		$745,788

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments

December 31, 2011

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$(40,664)	-0.08%	$(49,183)	-0.06%
Various base metals futures contracts (Europe)	—	0.00%	(37,959)	-0.07%	(206,400)	-0.25%
Various currency futures contracts (U.S.)	—	0.00%	22,523	0.04%	179,573	0.22%
Various currency futures contracts (Europe)	—	0.00%	4,733	0.01%	416,924	0.51%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	13,625	0.03%	(272,223)	-0.34%
Light Crude Oil Settling 11/1/12 (Number of Contracts: 841)	—	0.00%	—	0.00%	(3,555,016)	-4.38%
Light Crude Oil Settling 1/1/13 (Number of Contracts: 841)	—	0.00%	—	0.00%	(3,802,753)	-4.68%
Light Crude Oil Settling 9/1/13 (Number of Contracts: 1,002)	—	0.00%	—	0.00%	(4,371,122)	-5.38%
Heating Oil Settling 9/1/12 (Number of Contracts: 393)	—	0.00%	—	0.00%	(1,647,299)	-2.03%
NYM RBOB Gas Settling 5/1/12 (Number of Contracts: 238)	—	0.00%	—	0.00%	892,954	1.10%
NYM RBOB Gas Settling 6/1/12 (Number of Contracts: 330)	—	0.00%	—	0.00%	(836,209)	-1.03%
Various energy futures contracts (Europe)	—	0.00%	1,520	0.00%	(26,290)	-0.03%
ICE Brent Crude Oil Settling 12/1/13 (Number of Contracts: 1,357)	—	0.00%	—	0.00%	(3,069,350)	-3.78%
Various interest rates futures contracts (U.S.)	—	0.00%	20,708	0.04%	19,602	0.02%
Various interest rates futures contracts (Canada)	—	0.00%	(2,284)	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	229,378	0.43%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	2,876	0.01%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	(194,462)	-0.24%
Silver @ COMEX Settling 12/1/13 (Number of Contracts: 152)	—	0.00%		0.00%	(11,121,080)	-13.70%
Various precious metals futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	31,011	0.06%	(1,017,374)	-1.25%
Coffee @ CSCE Settling 12/1/12 (Number of Contracts: 151)	—	0.00%	—	0.00%	(2,559,548)	-3.15%
Corn Setttling 12/1/12 (Number of Contracts: 1,525)	—	0.00%	—	0.00%	(4,790,794)	-5.90%
Various stock index futures contracts (U.S.)	—	0.00%	6,731	0.01%	111,130	0.14%
Various stock index futures contracts (Europe)	—	0.00%	31,302	0.06%	(4,720)	-0.01%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	—	0.00%	283,500	0.54%	(35,903,640)	-44.22%

OPTIONS PURCHASED *	—	0.00%	—	0.00%	—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	—	0.00%	18,428	0.03%	13,843	0.02%
Various base metals futures contracts (Europe)	—	0.00%	57,511	0.11%	290,936	0.36%
Various currency futures contracts (U.S.)	—	0.00%	19,290	0.04%	(3,375)	0.00%
Various currency futures contracts (Europe)	—	0.00%	76,986	0.15%	(918,634)	-1.13%
Various currency futures contracts (Far East)	—	0.00%	3,727	0.01%	—	0.00%

		Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
Description		Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
Various energy futures contracts (U.S.)		—	0.00%	—	0.00%	1,070,542	1.32%
Light Crude Oil Settling 12/1/12 (Number of Contracts: 218)		—	0.00%	—	0.00%	(1,842,322)	-2.27%
Light Crude Oil Settling 12/1/13 (Number of Contracts: 842)		—	0.00%	—	0.00%	(1,910,259)	-2.35%
Heating Oil Settling 6/1/12 (Number of Contracts: 373)		—	0.00%	—	0.00%	1,591,665	1.96%
NYM RBOB Gas Settling 4/1/12 (Number of Contracts: 2,123)		—	0.00%	—	0.00%	869,669	1.07%
Various energy futures contracts (Europe)		—	0.00%	(100)	0.00%	573,850	0.71%
ICE Brent Crude Oil Settling 12/1/12 (Number of Contracts: 78)		—	0.00%	—	0.00%	2,835,790	3.49%
Various energy futures contracts (Far East)		—	0.00%	(1,195)	0.00%	—	0.00%
Various interest rates futures contracts (US)		—	0.00%	(24,881)	-0.05%	—	0.00%
Various interest rates futures contracts (Canada)		—	0.00%	2,100	0.00%	—	0.00%
Various interest rates futures contracts (Europe)		—	0.00%	(31)	0.00%	—	0.00%
Various interest rates futures contracts (Far East)		—	0.00%	(173)	0.00%	(75,712)	-0.09%
Various precious metals futures contracts (U.S.)		—	0.00%	20,200	0.04%	82,675	0.10%
Silver @ COMEX Settling 12/1/12 (Number of Contracts: 152)		—	0.00%	—	0.00%	2,879,260	3.55%
Various soft futures contracts (U.S.)		—	0.00%	314,855	0.60%	273,765	0.34%
Corn Settling 7/1/12 (Number of Contracts: 1,123)		—	0.00%	—	0.00%	2,867,576	3.53%
Corn Settling 9/1/12 (Number of Contracts: 288)		—	0.00%	—	0.00%	1,370,557	1.69%
Various soft futures contracts (Far East)		—	0.00%	1,074	0.00%	—	0.00%
Various stock index futures contracts (U.S.)		—	0.00%	(3,693)	-0.01%	(864)	0.00%
Various stock index futures contracts (Canada)		—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)		—	0.00%	18,129	0.03%	—	0.00%
Various stock index futures contracts (Far East)		—	0.00%	6,645	0.01%	—	0.00%

Total Short Futures Contracts		—	0.00%	508,872	0.96%	9,968,962	12.30%

CURRENCY FORWARDS *		—	0.00%	—	0.00%	—	0.00%

Total Open Trade Equity (Deficit)		$—	0.00%	$792,372	1.50%	$(25,934,678)	-31.92%

SWAPS (1)		$131,004	0.10%	$57,225	0.11%	$74,898	0.09%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value		Fair Value		Fair Value
$36,500,000.00	U.S. Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$7,976,700	5.95%	$3,484,374	6.59%	$4,560,486	7.43%
$36,700,000.00	U.S. Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	8,580,604	6.40%	3,748,172	7.09%	4,905,754	8.00%

		$16,557,304	12.35%	$7,232,546	13.68%	$9,466,240	15.43%

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
U.S. Treasury Note 3.875% due 02/15/2013 (2)	$7,673,204		$3,351,802		$4,386,970
U.S. Treasury Note 4.000% due 02/15/2015 (2)	7,715,249		3,370,168		4,411,008

	$15,388,453		$6,721,970		$8,797,978

	Cost		Cost		Cost
U.S. Treasury Note 3.875% due 02/15/2013 (2)	$8,014,902		$3,501,062		$4,582,327
U.S. Treasury Note 4.000% due 02/15/2015 (2)	7,991,913		3,491,020		4,569,184

	$16,006,815		$6,992,082		$9,151,511

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

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

The Series of the Frontier Fund

Statements of Operations

For the Years Ended December 31, 2012, 2011 and 2010

	Frontier Diversified Series			Frontier Masters Series			Frontier Long/Short Commodity Series
	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010
Investment income:
Interest—net	$2,199,327	$2,399,088	$2,225,700	$1,038,493	$1,026,007	$941,795	$1,385,312	$1,371,889	$1,120,080

Total Income	2,199,327	2,399,088	2,225,700	1,038,493	1,026,007	941,795	1,385,312	1,371,889	1,120,080

Expenses:
Incentive Fees	3,269,159	4,954,751	4,102,217	488,081	805,663	490,628	1,059,104	2,887,684	3,065,308
Management Fees	1,896,102	1,988,295	1,149,719	1,429,284	1,439,579	1,093,634	3,459,419	3,607,413	3,355,920
Service Fees—Class 1	1,476,222	1,797,911	1,465,769	786,529	809,423	675,234	462,999	824,266	1,174,272
Trading Fees	2,955,458	3,469,475	2,734,353	1,312,873	1,411,575	1,507,560	1,029,157	768,116	425,521

Total Expenses	9,596,941	12,210,432	9,452,058	4,016,767	4,466,240	3,767,056	6,010,679	8,087,479	8,021,021

Investment income/(loss)—net	(7,397,614)	(9,811,344)	(7,226,358)	(2,978,274)	(3,440,233)	(2,825,261)	(4,625,367)	(6,715,590)	(6,900,941)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	59,523	1,805,910	(3,513,968)	—	(25,872,829)	5,096,970	(24,029,654)
Net change in open trade equity/(deficit)	—	—	(705,094)	(776,298)	792,372	—	20,181,816	2,754,587	18,487,268
Net realized gain/(loss) on swap contracts	(106,862)	(5,621,987)	—	(55,669)	2,061,339	—	(58,693)	(11,411)	—
Net unrealized gain/(loss) on swap contracts	(23,719)	1,315,339	416,156	(2,775)	(1,607,804)	3,474,611	(20,529)	20,529	—
Net realized gain/(loss) on U.S. Treasury securities	461,598	—	—	222,749	—	—	289,571	—	—
Net unrealized gain/(loss) on U.S. Treasury securities	(719,255)	23,748	255,854	(343,628)	5,038	192,745	(446,969)	24,825	208,016
Trading commissions	—	—	(13,918)	(171,933)	(68,034)	—	(1,813,623)	(457,918)	(444,193)
Net change in inter-series payables	—	—	(177,180)	—	—	(829,341)	—	—	—
Change in fair value of investments in unconsolidated trading companies	2,466,586	9,711,686	18,683,902	2,867,366	4,724,104	6,007,106	(3,343,198)	9,807,106	21,681,676

Net gain/(loss) on investments	2,078,348	5,428,786	18,519,243	3,545,722	2,393,047	8,845,121	(11,084,454)	17,234,688	15,903,113

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(5,319,266)	(4,382,558)	11,292,885	567,448	(1,047,186)	6,019,860	(15,709,821)	10,519,098	9,002,172

Less: Operations attributable to non-controlling interests	—	—	(157,005)	(51,430)	(27,734)	—	(9,167,707)	6,059,461	(2,913,121)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(5,319,266)	$(4,382,558)	$11,449,890	$618,878	$(1,019,452)	$6,019,860	$(6,542,114)	$4,459,637	$11,915,293

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(5.00)	$(4.18)	$6.78	$0.86	$(2.71)	$8.50	$(0.72)	$3.40	$18.96
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A	$(13.13)	$3.75	$16.47
Class 2	$(3.48)	$(2.50)	$8.69	$2.78	$(0.98)	$10.44	$(16.32)	$8.71	$25.77
Class 2a	N/A	N/A	N/A	N/A	N/A	N/A	$(11.78)	$6.05	$18.70
Class 3	N/A	N/A	N/A	N/A	N/A	N/A	$(16.27)	$8.70	$25.77

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Operations

For the Years Ended December 31, 2012, 2011 and 2010

	Balanced Series			Tiverton/Graham/Transtrend Series (1)			Currency Series
	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010
Investment income:
Interest—net	$276,272	$534,877	$404,451	$263,049	$106,784	$8,268	$85	$61,690	$129,943

Total Income/(loss)	276,272	534,877	404,451	263,049	106,784	8,268	85	61,690	129,943

Expenses:
Incentive Fees	7,081,173	13,141,331	13,893,116	65,989	29,678	270,462	—	—	—
Management Fees	2,533,302	2,615,058	2,253,874	1,272,443	1,240,589	2,289,188	—	80,701	163,333
Service Fees—Class 1	4,987,704	7,074,592	8,595,406	865,891	1,422,634	1,927,715	103,857	153,870	216,919
Trading Fees	1,784,001	1,760,639	1,810,726	244,837	280,872	360,892	26,335	60,410	102,763

Total Expenses	16,386,180	24,591,620	26,553,122	2,449,160	2,973,773	4,848,257	130,192	294,981	483,015

Investment (loss)—net	(16,109,908)	(24,056,743)	(26,148,671)	(2,186,111)	(2,866,989)	(4,839,989)	(130,107)	(233,291)	(353,072)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	22,272,341	52,383,136	27,742,406	—	—	4,500,964	—	(142,069)	290,954
Net change in open trade equity/(deficit)	103,164	(70,076,328)	17,459,669	—	—	2,345,538	—	(27,166)	54,015
Net realized gain/(loss) on swap contracts	(175,294)	3,521,124	—	(34,232)	(6,252)	—	(6,104)	(8,302,467)	—
Net unrealized gain/(loss) on swap contracts	(1,334,281)	(19,106,948)	8,790,928	(2,448)	2,447	—	3,603	6,327,629	675,809
Net realized gain/(loss) on U.S. Treasury securities	757,245	—	—	160,314	—	—	8,440	—	—
Net unrealized gain/(loss) on U.S. Treasury securities	(1,186,676)	16,555	595,392	(239,713)	2,768	144,737	(13,168)	(4,083)	52,062
Trading commissions	(5,037,378)	(4,914,236)	(4,075,189)	—	—	(69,462)	—	—	—
Net change in inter-series receivables	—	(1,522,417)	2,200,706	—	—	—	—	—	—
Net change in inter-series payables	—	—	—	—	—	—	—	1,534,914	(550,017)
Net increase from payments by managing owner	—	—	—	—	—	—	—	390,589	—
Change in fair value of investments in unconsolidated trading companies	(8,016,764)	45,347,382	29,620,482	(1,934,275)	(4,026,248)	3,570,155	(551,100)	(164,993)	—
Net realized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—	—	—	(2,172,987)	(135,775)	—	—	—	—
Net unrealized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—	—	—	2,084,880	(2,238,083)	153,203	—	—	—

Net gain/(loss) on investments	7,382,357	5,648,268	82,334,394	(2,138,461)	(6,401,143)	10,645,135	(558,329)	(387,646)	522,823

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(8,727,551)	(18,408,475)	56,185,723	(4,324,572)	(9,268,132)	5,805,146	(688,436)	(620,937)	169,751

Less: Operations attributable to non-controlling interests	4,427,312	(6,164,402)	14,493,972	—	—	1,892,545	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(13,154,863)	$(12,244,073)	$41,691,751	$(4,324,572)	$(9,268,132)	$3,912,601	$(688,436)	$(620,937)	$169,751

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(8.18)	$(7.45)	$13.41	$(12.36)	$(19.44)	$5.81	$(13.57)	$(8.61)	$1.09
Class 1a	$(4.13)	$(7.91)	$10.86	N/A	N/A	N/A	N/A	N/A	N/A
Class 2	$(5.82)	$(4.44)	$20.45	$(12.29)	$(19.89)	$10.63	$(14.66)	$(7.82)	$4.09
Class 2a	$(3.99)	$(5.31)	$16.06	N/A	N/A	N/A	N/A	N/A	N/A
Class 3a	$(4.40)	$(5.30)	$16.06	N/A	N/A	N/A	N/A	N/A	N/A

(1)	Formerly known as the Berkeley/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Operations

For the Years Ended December 31, 2012, 2011 and 2010

	Winton Series			Winton/Graham Series
	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010
Investment income:
Interest—net	$531,125	$457,889	$306,338	$134,302	$217,875	$263,156

Total Income	531,125	457,889	306,338	134,302	217,875	263,156

Expenses:
Incentive Fees	—	813,809	534,245	—	298,707	702,432
Management Fees	1,046,035	1,225,133	1,529,612	1,006,221	1,382,514	1,959,820
Service Fees—Class 1	1,046,931	1,271,915	1,456,391	624,024	1,023,780	1,373,119
Trading Fees	342,792	285,429	291,849	192,557	221,789	286,314

Total Expenses	2,435,758	3,596,286	3,812,097	1,822,802	2,926,790	4,321,685

Investment (loss)—net	(1,904,633)	(3,138,397)	(3,505,759)	(1,688,500)	(2,708,915)	(4,058,529)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—	—	798,159	5,481,406
Net change in open trade equity/(deficit)	—	—	—	—	(1,521,787)	616,950
Net realized gain/(loss) on swap contracts	(57,781)	(9,969)	—	(30,602)	(5,791)	—
Net unrealized gain/(loss) on swap contracts	(7,291)	7,291	—	943	(944)	—
Net realized gain/(loss) on U.S. Treasury securities	239,533	—	—	105,686	—	—
Net unrealized gain/(loss) on U.S. Treasury securities	(369,593)	(2,017)	163,733	(163,574)	(3,545)	159,470
Trading commissions	—	—	—	—	(274,394)	(613,637)
Change in fair value of investments in unconsolidated trading companies	(1,161,451)	5,869,725	11,846,927	(594,397)	(1,252,281)	6,322,180

Net gain/(loss) on investments	(1,356,583)	5,865,030	12,010,660	(681,944)	(2,260,583)	11,966,369

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(3,261,216)	2,726,633	8,504,901	(2,370,444)	(4,969,498)	7,907,840

Less: Operations attributable to non-controlling interests	—	—	—	—	(470,719)	2,644,623

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(3,261,216)	$2,726,633	$8,504,901	$(2,370,444)	$(4,498,779)	$5,263,217

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(10.40)	$6.09	$17.47	$(10.18)	$(15.10)	$9.77
Class 2	$(7.52)	$11.83	$23.89	$(9.03)	$(14.34)	$15.65

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2012, 2011 and 2010

	Frontier Diversified Series						Frontier Masters Series
	Class 1	Class 1	Class 2	Class 2			Class 1	Class 1	Class 2	Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2009	$26,621	$32,933,919	$543,790	$22,811,789	$—	$56,316,119	$25,977	$14,697,353	$210,351	$8,353,506	$—	$23,287,187

Sale of Units	—	56,557,502	965,000	42,502,656	—	100,025,158	—	26,672,742	425,000	15,970,263	—	43,068,005
Redemption of Units	—	(5,635,008)	—	(2,660,187)	—	(8,295,195)	—	(3,606,610)	—	(2,492,712)	—	(6,099,322)
Change in control of ownership—Trading Companies	—	—	—	—	172,237	172,237	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	(15,232)	(15,232)	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	(157,005)	(157,005)	—	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations	1,863	6,137,234	118,437	5,192,356	—	11,449,890	2,338	3,421,875	61,487	2,534,160	—	6,019,860

Owners’ Capital, December 31, 2010	28,484	89,993,647	1,627,227	67,846,614	—	159,495,972	28,315	41,185,360	696,838	24,365,217	—	66,275,730

Sale of Units	—	26,631,502	200,000	17,659,192	—	44,490,694	—	8,975,267	—	3,222,236	—	12,197,503
Redemption of Units	—	(41,207,525)	(300,000)	(24,122,979)	—	(65,630,504)	—	(15,268,645)	(100,000)	(9,260,139)	—	(24,628,784)
Contributions	—	—	—	—	—	—	—	—	—	—	115,000	115,000
Distributions	—	—	—	—	—	—	—	—	—	—	(28,854)	(28,854)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—		(27,734)	(27,734)
Net increase/(decrease) in Owners’ Capital resulting from operations	(1,150)	(3,020,052)	(40,487)	(1,320,869)	—	(4,382,558)	(746)	(829,415)	(6,945)	(182,346)	—	(1,019,452)

Owners’ Capital, December 31, 2011	27,334	72,397,572	1,486,740	60,061,958	—	133,973,604	27,569	34,062,567	589,893	18,144,968	58,412	52,883,409

Sale of Units	—	5,284,631	—	8,821,416	—	14,106,047	—	7,569,805	—	2,139,804	—	9,709,609
Redemption of Units	—	(15,292,787)	—	(12,286,026)	—	(27,578,813)	—	(7,177,491)	—	(4,489,835)	—	(11,667,326)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	—	—	—	(2,278,332)	(2,278,332)
Contributions	—	—	—	—	—	—	—	—	—	—	6,455,785	6,455,785
Distributions	—	—	—	—	—	—	—	—	—	—	(4,184,435)	(4,184,435)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—		(51,430)	(51,430)
Net increase/(decrease) in Owners’ Capital resulting from operations	(1,375)	(3,415,439)	(49,767)	(1,852,685)	—	(5,319,266)	235	120,814	15,615	482,214	—	618,878

Owners’ Capital, December 31, 2012	$25,959	$58,973,977	$1,436,973	$54,744,663	$—	$115,181,572	$27,804	$34,575,695	$605,508	$16,277,151	$—	$51,486,158

Owners’ Capital—Units, December 31, 2009	275	340,214	5,562	233,312			275	155,589	2,206	87,587

Sale of Units	—	583,661	9,723	429,811			—	280,625	4,380	167,509
Redemption of Units	—	(55,025)	—	(25,818)			—	(36,220)	—	(24,813)

Owners’ Capital—Units, December 31, 2010	275	868,850	15,285	637,305			275	399,994	6,586	230,283

Sale of Units	—	256,557	1,818	164,652			—	87,494	—	30,180
Redemption of Units	—	(397,037)	(2,802)	(224,221)			—	(147,711)	(959)	(87,380)

	Frontier Diversified Series						Frontier Masters Series
	Class 1	Class 1	Class 2	Class 2			Class 1	Class 1	Class 2	Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital—Units, December 31, 2011	275	728,370	14,301	577,736			275	339,777	5,627	173,083

Sale of Units	—	54,154	—	86,394			—	72,823	—	19,330
Redemption of Units	—	(157,784)	—	(119,304)			—	(70,626)	—	(41,151)

Owners’ Capital—Units, December 31, 2012	275	624,740	14,301	544,826			275	341,974	5,627	151,262

		(1)		(1)				(1)		(1)
Net asset value per unit at December 31, 2009		$96.80		$97.77				$94.46		$95.37
Change in net asset value per unit for the year ended December 31, 2010		6.78		8.69				8.50		10.44

Net asset value per unit at December 31, 2010		103.58		106.46				102.96		105.81
Change in net asset value per unit for the year ended December 31, 2011		(4.18)		(2.50)				(2.71)		(0.98)

Net asset value per unit at December 31, 2011		99.40		103.96				100.25		104.83
Change in net asset value per unit for the year or period ended December 31, 2012		(5.00)		(3.48)				0.86		2.78

Net asset value per unit at December 31, 2012		$94.40		$100.48				$101.11		$107.61

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2012, 2011 and 2010

	Frontier Long/Short Commodity Series
	Class 1	Class 2		Class 3	Class 1a	Class 1a	Class 2a	Class 2a
	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2009	$45,759,225	$1,089,327	$13,896,776	$6,140,056	$27,911	$1,064,105	$28,183	$848,349	$11,533,778	$80,387,710

Sale of Units	119,434	—	—	14,889,732	—	4,247,899	—	2,527,455	—	21,784,520
Redemption of Units	(19,502,051)	—	(2,103,245)	(3,211,460)	—	(404,900)	—	(148,649)	—	(25,370,305)
Contributions	—	—	—	—	—	—	—	—	(8,718,487)	(8,718,487)
Distributions	—	—	—	—	—	—	—	—	97,830	97,830
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	(2,913,121)	(2,913,121)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	4,809,148	220,185	2,481,935	3,180,243	4,528	712,766	5,141	501,347	—	11,915,293

Owners’ Capital, December 31, 2010	31,185,756	1,309,512	14,275,466	20,998,571	32,439	5,619,870	33,324	3,728,502	—	77,183,440

Sale of Units	75,898	—	—	19,475,762	—	14,327,910	260,000	7,570,730	—	41,710,300
Redemption of Units	(29,615,581)	(920,000)	(6,812,419)	(13,879,097)	(20,000)	(597,869)	—	(547,685)	—	(52,392,651)
Change in control of ownership—Trading Companies		—	—	—	—	—	—	—	28,341,047	28,341,047
Contributions	—	—	—	—	—	—	—	—	4,105,200	4,105,200
Distributions	—	—	—	—	—	—	—	—	(28,282,129)	(28,282,129)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	6,059,461	6,059,461
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	2,512,974	109,824	1,226,379	1,214,822	1,832	(472,787)	(10,584)	(122,823)	—	4,459,637

Owners’ Capital, December 31, 2011	4,159,047	499,336	8,689,426	27,810,058	14,271	18,877,124	282,740	10,628,724	10,223,579	81,184,305

Sale of Units	9,530	—	—	3,925,505	—	4,928,552	—	3,738,903	—	12,602,490
Redemption of Units	(4,103,566)	—	(1,435,641)	(9,676,302)	—	(2,574,932)	—	(2,705,180)	—	(20,495,621)
Change in control of ownership—Trading Companies		—	—	—	—	—	—	—	7,337,360	7,337,360
Contributions	—	—	—	—	—	—	—	—	55,863,801	55,863,801
Distributions	—	—	—	—	—	—	—	—	(59,430,350)	(59,430,350)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	(9,167,707)	(9,167,707)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(65,011)	(50,325)	(804,011)	(2,298,214)	(1,539)	(2,259,938)	(26,180)	(1,036,896)	—	(6,542,114)

	Frontier Long/Short Commodity Series
	Class 1	Class 2		Class 3	Class 1a	Class 1a	Class 2a	Class 2a
	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2012	$—	$449,011	$6,449,774	$19,761,047	$12,732	$18,970,806	$256,560	$10,625,551	$4,826,683	$61,352,164

Owners’ Capital—Units, December31, 2009	402,206	8,544	109,000	48,162	275	10,484	275	8,278

Sale of Units	1,046	—	—	112,406	—	40,887	—	23,967
Redemption of Units	(168,296)	—	(15,857)	(23,551)	—	(3,729)	—	(1,476)

Owners’ Capital—Units, December31, 2010	234,956	8,544	93,143	137,017	275	47,642	275	30,769

Sale of Units	531	—	—	115,939	—	112,147	1,947	57,000
Redemption of Units	(204,936)	(5,461)	(39,495)	(81,248)	(158)	(4,690)	—	(4,231)

Owners’ Capital—Units, December 31, 2011	30,551	3,083	53,648	171,708	117	155,099	2,222	83,538

Sale of Units	71	—	—	24,441	—	41,131	—	29,630
Redemption of Units	(30,622)	—	(9,364)	(60,507)	—	(21,517)	—	(21,133)

Owners’ Capital—Units, December31, 2012	—	3,083	44,284	135,642	117	174,713	2,222	92,035

			(1)			(1)		(1)
Net asset value per unit at December 31, 2009	$113.77		$127.49	$127.49		$101.49		$102.48
Change in net asset value per unit for the year ended December 31, 2010	18.96		25.77	25.77		16.47		18.70

Net asset value per unit at December 31, 2010	132.73		153.26	153.26		117.96		121.18
Change in net asset value per unit for the year ended December 31, 2011	3.40		8.71	8.70		3.75		6.05

Net asset value per unit at December 31, 2011	136.13		161.97	161.96		121.71		127.23
Change in net asset value per unit for the year ended December 31, 2012	(0.72)		(16.32)	(16.27)		(13.13)		(11.78)

Net asset value per unit at December 31, 2012	$135.41 (2)		$145.65	$145.69		$108.58		$115.45

(1)	Values are for both the Managing Owner and Limited Owners.
(2)	Frontier Long/Short Commodity Series Class 1 ceased trading operations on July 18, 2012

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2012, 2011 and 2010

	Balanced Series
	Class 1	Class 1a	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2009	$286,024,307	$9,150,114	$3,697,180	$73,674,986	$145,517	$3,153,049	$1,170,746	$24,451,022	$401,466,921

Sale of Units	733,684	25,858	—	14,425	—	—	3,412,987	—	4,186,954
Redemption of Units	(29,047,428)	(4,516,519)	(1,310,000)	(9,577,458)	—	(163,315)	(1,382,434)	—	(45,997,154)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	(10,641,521)	(10,641,521)
Contributions	—	—	—	—	—	—	—	47,689,690	47,689,690
Distributions	—	—	—	—	—	—	—	(24,463,479)	(24,463,479)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	14,493,972	14,493,972
Net increase/(decrease) in Owners’									—
Capital resulting from operations attributable to controlling interests	30,096,947	461,105	292,672	9,923,923	19,863	407,260	489,981	—	41,691,751

Owners’ Capital, December 31, 2010	287,807,510	5,120,558	2,679,852	74,035,876	165,380	3,396,994	3,691,280	51,529,684	428,427,134

Sale of Units	680,177	5,618	1,250,000	16,575	—	—	810,623	—	2,762,993
Redemption of Units	(94,481,950)	(2,387,579)	(530,000)	(12,512,325)	—	(652,135)	(1,420,305)	—	(111,984,294)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	17,035,844	17,035,844
Contributions	—	—	—	—	—	—	—	136,058,408	136,058,408
Distributions	—	—	—	—	—	—	—	(157,826,198)	(157,826,198)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	(6,164,402)	(6,164,402)
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(10,220,419)	(202,038)	(48,244)	(1,519,167)	(6,566)	(118,843)	(128,796)	—	(12,244,073)

Owners’ Capital, December 31, 2011	183,785,318	2,536,559	3,351,608	60,020,959	158,814	2,626,016	2,952,802	40,633,336	296,065,412

Sale of Units	476,872	482	—	16,101	—	—	2,264,602	—	2,758,057
Redemption of Units	(29,506,573)	(2,524,092)	—	(9,823,477)	—	(1,734,065)	(1,294,313)	—	(44,882,520)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	(3,881,178)	(3,881,178)
Contributions	—	—	—	—	—	—	—	151,972,482	151,972,482
Distributions	—	—	—	—	—	—	—	(148,335,019)	(148,335,019)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	4,427,312	4,427,312
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(10,848,745)	(12,949)	(125,824)	(1,979,799)	(4,930)	(36,315)	(146,301)	—	(13,154,863)

Owners’ Capital, December 31, 2012	$143,906,872	$—	$3,225,784	$48,233,784	$153,884	$855,636	$3,776,790	$44,816,933	$244,969,683

Owners’ Capital—Units, December 31, 2009	2,412,953	86,734	26,596	529,981	1,237	26,811	9,955

Sale of Units	6,013	245	—	102	—	—	28,815
Redemption of Units	(237,733)	(42,973)	(9,790)	(65,779)	—	(1,395)	(11,154)

	Balanced Series
	Class 1	Class 1a	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital—Units, December 31, 2010	2,181,233	44,006	16,806	464,304	1,237	25,416	27,616

Sale of Units	5,200	48	8,074	105	—	—	6,135
Redemption of Units	(710,302)	(20,666)	(3,260)	(77,236)	—	(4,956)	(10,746)

Owners’ Capital—Units, December 31, 2011	1,476,131	23,388	21,620	387,173	1,237	20,460	23,005

Sale of Units	3,904	4	—	104	—	—	17,592
Redemption of Units	(242,862)	(23,392)	—	(64,003)	—	(13,580)	(10,128)

Owners’ Capital—Units, December 31, 2012	1,237,173	—	21,620	323,274	1,237	6,880	30,469

				(1)		(1)
Net asset value per unit at December 31, 2009	$118.54	$105.50		$139.01		$117.60	$117.60
Change in net asset value per unit for the year ended December 31, 2010	13.41	10.86		20.45		16.06	16.06

Net asset value per unit at December 31, 2010	131.95	116.36		159.46		133.66	133.66
Change in net asset value per unit for the year ended December 31, 2011	(7.45)	(7.91)		(4.44)		(5.31)	(5.30)

Net asset value per unit at December 31, 2011	124.50	108.45		155.02		128.35	128.36
Change in net asset value per unit for the year ended December 31, 2012	(8.18)	(4.13)		(5.82)		(3.99)	(4.40)

Net asset value per unit at December 31, 2012	$116.32	$104.32 (2)		$149.20		$124.36	$123.96

(1)	Values are for both the Managing Owner and Limited Owners.
(2)	The Balanced Series Class 1a ceased trading operations on July 17, 2012

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2012, 2011 and 2010

	Tiverton/Graham/Transtrend Series (2)					Currency Series
	Class 1	Class 2				Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2009	$69,447,366	$125,510	$9,789,484	$—	$79,362,360	$7,934,382	$574,384	$1,699,362	$10,208,128

Sale of Units	124,546	—	—	—	124,546	65,957	—	—	65,957
Redemption of Units	(10,995,712)	—	(2,174,467)	—	(13,170,179)	(1,751,140)	(570,000)	(983,296)	(3,304,436)
Change in control of ownership—Trading Companies	—	—	—	(14,996,045)	(14,996,045)	—	—	—	—
Contributions	—	—	—	16,000,000	16,000,000	—	—	—	—
Distributions	—	—	—	(2,896,500)	(2,896,500)	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	1,892,545	1,892,545	—	—	—	—
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	3,266,796	11,018	634,787	—	3,912,601	132,683	(1,593)	38,661	169,751

Owners’ Capital, December 31, 2010	61,842,996	136,528	8,249,804	—	70,229,328	6,381,882	2,791	754,727	7,139,400

Sale of Units	73,374	—	—	—	73,374	58,429	—	—	58,429
Redemption of Units	(18,343,967)	(120,000)	(2,956,631)	—	(21,420,598)	(1,610,039)	—	(647,496)	(2,257,535)
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(8,391,772)	(8,650)	(867,710)	—	(9,268,132)	(601,922)	(228)	(18,787)	(620,937)

Owners’ Capital, December 31, 2011	35,180,631	7,878	4,425,463	—	39,613,972	4,228,350	2,563	88,444	4,319,357

Sale of Units	31,560	—	—	—	31,560	48,045	—	—	48,045
Redemption of Units	(9,042,397)	—	(933,922)	—	(9,976,319)	(932,522)	—	(25,319)	(957,841)
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(3,903,036)	(865)	(420,671)	—	(4,324,572)	(676,904)	(429)	(11,103)	(688,436)

Owners’ Capital, December 31, 2012	$22,266,758	$7,013	$3,070,870	$—	$25,344,641	$2,666,969	$2,134	$52,022	$2,721,125

Owners’ Capital—Units, December 31, 2009	663,631	1,036	80,841			101,722	6,289	18,605

Sale of Units	1,202	—	—			827	—	—
Redemption of Units	(104,985)	—	(18,213)			(21,855)	(6,260)	(10,696)

Owners’ Capital—Units, December 31, 2010	559,848	1,036	62,628			80,694	29	7,909

Sale of Units	704	—	—			789	—	—
Redemption of Units	(174,019)	(966)	(23,057)			(21,486)	—	(6,899)

Owners’ Capital—Units, December 31, 2011	386,533	70	39,571			59,997	29	1,010

Sale of Units	361	—	—			726	—	—
Redemption of Units	(103,821)	—	(8,723)			(13,860)	—	(297)

	Tiverton/Graham/Transtrend Series (2)					Currency Series
	Class 1	Class 2				Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Total
Owners’ Capital—Units, December 31, 2012	283,073	70	30,848			46,863	29	713

			(1)					(1)
Net asset value per unit at December 31, 2009	$104.65		$121.10			$78.00		$91.34
Change in net asset value per unit for the year ended December 31, 2010	5.81		10.63			1.09		4.09

Net asset value per unit at December 31, 2010	110.46		131.73			79.09		95.43
Change in net asset value per unit for the year ended December 31, 2011	(19.44)		(19.89)			(8.61)		(7.82)

Net asset value per unit at December 31, 2011	91.02		111.84			70.48		87.61
Change in net asset value per unit for the year ended December 31, 2012	(12.36)		(12.29)			(13.57)		(14.66)

Net asset value per unit at December 31, 2012	$78.66		$99.55			$56.91		$72.95

(1)	Values are for both the Managing Owner and Limited Owners.
(2)	Formerly the Berkeley/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2012, 2011 and 2010

	Winton Series				Winton/Graham Series
	Class 1	Class 2			Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2009	$48,198,317	$455,282	$9,748,580	$58,402,179	$48,168,395	$54,990	$12,467,488	$6,142,746	$66,833,619

Sale of Units	277,520	—	—	277,520	143,516	—	—	—	143,516
Redemption of Units	(5,850,898)	(250,000)	(364,265)	(6,465,163)	(6,276,569)	—	(2,310,599)	—	(8,587,168)
Contributions	—	—	—	—	—	—	—	5,800,968	5,800,968
Distributions	—	—	—	—	—	—	—	(8,907,979)	(8,907,979)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	2,644,623	2,644,623
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	6,726,042	25,499	1,753,360	8,504,901	3,862,904	6,701	1,393,612	—	5,263,217

Owners’ Capital, December 31, 2010	49,350,981	230,781	11,137,675	60,719,437	45,898,246	61,691	11,550,501	5,680,358	63,190,796

Sale of Units	256,132	—	—	256,132	111,245	—	—	—	111,245
Redemption of Units	(13,146,425)	(200,000)	(307,653)	(13,654,078)	(17,353,576)	—	(4,995,641)	—	(22,349,217)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	(5,222,639)	(5,222,639)
Contributions	—	—	—	—	—	—	—	3,981,000	3,981,000
Distributions	—	—	—	—	—	—	—	(3,968,000)	(3,968,000)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	(470,719)	(470,719)
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	1,885,111	3,495	838,027	2,726,633	(3,872,396)	(6,138)	(620,245)	—	(4,498,779)

Owners’ Capital, December 31, 2011	38,345,799	34,276	11,668,049	50,048,124	24,783,519	55,553	5,934,615	—	30,773,687

Sale of Units	204,803	—	—	204,803	59,915	—	—	—	59,915
Redemption of Units	(5,169,260)	—	(862,917)	(6,032,177)	(6,118,966)	—	(1,590,653)	—	(7,709,619)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(2,736,134)	(1,555)	(523,527)	(3,261,216)	(2,043,970)	(3,870)	(322,604)	—	(2,370,444)

Owners’ Capital, December 31, 2012	$30,645,208	$32,721	$10,281,605	$40,959,534	$16,680,498	$51,683	$4,021,358	$—	$20,753,539

Owners’ Capital—Units, December 31, 2009	409,951	3,499	74,930		437,653	428	97,106

Sale of Units	2,209	—	—		1,289	—	—
Redemption of Units	(46,709)	(2,000)	(2,602)		(55,910)	—	(16,914)

Owners’ Capital—Units, December 31, 2010	365,451	1,499	72,328		383,032	428	80,192

Sale of Units	1,867	—	—		964	—	—
Redemption of Units	(95,614)	(1,292)	(1,960)		(147,347)	—	(34,437)

	Winton Series				Winton/Graham Series
	Class 1	Class 2			Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital—Units, December 31, 2011	271,704	207	70,368		236,649	428	45,755

Sale of Units	1,520	—	—		595	—	—
Redemption of Units	(38,810)	—	(5,416)		(60,825)	—	(12,430)

Owners’ Capital—Units, December 31, 2012	234,414	207	64,952		176,419	428	33,325

			(1)				(1)
Net asset value per unit at December 31, 2009	$117.57		$130.10		$110.06		$128.39
Change in net asset value per unit for the year ended December 31, 2010	17.47		23.89		9.77		15.65

Net asset value per unit at December 31, 2010	135.04		153.99		119.83		144.04
Change in net asset value per unit for the year ended December 31, 2011	6.09		11.83		(15.10)		(14.34)

Net asset value per unit at December 31, 2011	141.13		165.82		104.73		129.70
Change in net asset value per unit for the year ended December 31, 2012	(10.40)		(7.52)		(10.18)		(9.03)

Net asset value per unit at December 31, 2012	$130.73		$158.30		$94.55		$120.67

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

	Frontier Diversified Series			Frontier Masters Series			Frontier Long/Short Commodity Series
	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(5,319,266)	$(4,382,558)	$11,292,885	$567,448	$(1,047,186)	$6,019,860	$(15,709,821)	$10,519,098	$9,002,172
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity/(deficit), at fair value	—	—	—	792,372	(792,372)	—	(25,115,143)	25,934,678	(518,490)
Net change in options written, at fair value	—	—	—	—	—	—	928,690	(2,640,380)	1,640,941
Net change in ownership allocation of U.S. Treasury securities	437,135	(2,912,826)	(6,617,820)	(1,323,698)	(3,683,954)	(506,120)	(906,246)	(15,719,642)	6,227,099
Net change in ownership allocation of custom time deposits	1,255,558	(6,680,291)	(35,501,972)	(9,354,968)	(18,343,873)	(1,397,123)	(1,750,221)	12,468	—
Net change in ownership allocation of credit default swaps	423	(80,518)	—	(1,219)	(44,941)	—	(4,324)	—	—
Net realized (gain) on swap contracts	106,862	5,621,987	—	55,669	1,607,804	—	58,693	11,411	—
Net unrealized (gain)/loss on swap contracts	23,719	(1,315,339)	(416,156)	2,775	(2,061,339)	(3,474,611)	20,529	(20,529)	—
Net unrealized (gain)/loss on U.S. Treasury securities	719,255	(23,748)	(255,854)	343,628	(5,038)	(192,745)	446,969	(24,825)	(208,016)
Net realized (gain)/loss on U.S. Treasury securities	(461,598)	—	—	(222,749)	—	—	(289,571)	—	—
(Purchases) sales of:
Sales of swap contracts	—	7,096,699	58,890	—	26,826,316	7,694,189	—	—	—
(Purchases) of swap contracts	—	(45,928)	(2,500,000)	—	(142,819)	(14,489,668)	—	(78,248)	—
Sales of custom time deposits	7,187,810	8,477,490	—	3,966,650	5,505,655	—	3,484,028	11,163,129	—
(Purchases) of custom time deposits	—	—	(8,262,241)	—	—	(4,603,586)	—	—	(4,030,695)
Sales of U.S. Treasury securities	12,009,512	—	—	6,222,456	—	—	7,826,548	—	—
Increase and/or decrease in:
Receivable from futures commission merchants	—	—	—	5,107,749	(5,107,749)	—	33,051,048	(47,822,021)	23,781,708
Change in control of ownership—trading companies	—	—	157,005	(2,278,332)	—	—	7,337,360	28,341,047	(8,718,487)
Contributions to trading companies	—	—	—	6,455,785	115,000	—	55,863,801	4,105,200	97,830
Distributions from trading companies	—	—	—	(4,184,435)	(28,854)	—	(59,430,350)	(28,282,129)	—
Investments in unconsolidated trading companies, at fair value	(4,586,255)	16,699,924	(44,134,477)	(5,053,883)	11,203,744	(11,021,651)	406,750	28,882,460	(31,058,824)
Prepaid service fees—Class 1	122,742	244,867	16,493	(6,326)	154,010	(37,436)	54,499	(48,614)	12,992
Interest receivable	174,871	(42,984)	(92,242)	68,961	(51,616)	(8,877)	97,376	(38,036)	21,471
Receivable from related parties	(98,119)	73,638	189,820	(38,735)	—	179,715	3,522	(4,071)	—
Other assets	10,129	(10,069)	(60)	6,162	(6,147)	(15)	9,592	(9,380)	(212)
Inter-series payables/receivables, at fair value	—	—	(10,962,073)	—	—	(18,184,135)	—	—	—
Incentive fees payable to Managing Owner	(332,130)	(931,069)	1,320,668	—	(229,686)	229,686	(127,052)	(1,473,651)	1,322,436
Management fees payable to Managing Owner	(30,044)	40,474	111,533	733	9,010	78,602	(7,298)	(15,361)	155,692
Interest payable to Managing Owner	(12,521)	954	40,782	(3,380)	10,074	7,240	(4,295)	9,470	11,205

	Frontier Diversified Series			Frontier Masters Series			Frontier Long/Short Commodity Series
	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010
Trading fees payable to Managing Owner	(40,852)	(41,281)	236,534	(426)	(26,563)	90,865	(4,246)	38,947	29,219
Trailing service fees payable to Managing Owner	12,300	27,974	48,296	5,512	20,017	20,581	1,154	(46,766)	6,179
Payables to related parties	19,435	(57,770)	57,770	9,579	(113,855)	113,911	34,037	(8,528)	(26,996)
Other liabilities	(2,174)	(12,755)	10,957	(856)	(5,421)	4,341	—	(10,961)	8,000

Net cash provided by (used in) operating activities	11,196,793	21,746,871	(95,201,262)	1,136,472	13,760,217	(39,476,977)	6,276,029	12,774,766	(2,244,776)

Cash Flows from Financing Activities:
Proceeds from sale of units	14,106,047	44,490,694	100,025,158	9,709,609	12,197,503	43,068,005	12,602,490	41,710,300	21,784,520
Payment for redemption of units	(27,578,813)	(65,630,504)	(8,295,195)	(11,667,326)	(24,628,784)	(6,099,322)	(20,495,621)	(52,392,651)	(25,370,305)
Pending owner additions	(219,188)	(379,830)	(838,323)	(7,267)	(123,284)	(2,036,469)	21,571	(85,001)	125,967
Owner redemptions payable	200,301	102,096	219,042	136,457	(178,226)	183,222	259,833	(76,477)	160,970

Net cash provided by (used in) financing activities	(13,491,653)	(21,417,544)	91,110,682	(1,828,527)	(12,732,791)	35,115,436	(7,611,727)	(10,843,829)	(3,298,848)

Net increase (decrease) in cash and cash equivalents	(2,294,860)	329,327	(4,090,580)	(692,055)	1,027,426	(4,361,541)	(1,335,698)	1,930,937	(5,543,624)
Cash and cash equivalents, beginning of year or period	4,976,749	4,647,422	8,738,002	2,234,716	1,207,290	5,568,831	3,045,849	1,114,912	6,658,536

Cash and cash equivalents, end of year or period	$2,681,889	$4,976,749	$4,647,422	$1,542,661	$2,234,716	$1,207,290	$1,710,151	$3,045,849	$1,114,912

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

	Balanced Series			Tiverton/Graham/Transtrend Series (1)			Currency Series
	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(8,727,551)	$(18,408,475)	$56,185,723	$(4,324,572)	$(9,268,132)	$5,805,146	$(688,436)	$(620,937)	$169,751
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	13,777,052	16,312,122	(15,156,564)	—	—	—	—	27,098	(7,634)
Net change in options written, at fair value	(3,161,090)	(1,931,274)	2,431,689	—	2,680,199	2,633,748	—	—	—
Net change in ownership allocation of U.S. Treasury securities	3,447,652	(7,080,628)	6,455,088	(458,236)	6,356,295	11,105,118	78,003	1,679,073	556,890
Net change in custom time deposits	15,147,587	34,673	—	(163,629)	33,510	—	(369,071)	6,056,239	2,239,528
Net change in ownership allocation of credit default swaps	—	—	—	(2,283)	—	—	82	15,835	—
Net change in ownership allocation of total return swaps	20,259	2,002,497	—	—	—	—	—	—	—
Net unrealized (gain)/loss on swap contracts	1,334,945	19,106,948	(8,790,927)	2,448	(2,447)	—	(3,603)	(6,327,629)	(675,809)
Net realized (gain)/loss on swap contracts	175,294	(3,521,124)	—	34,232	6,252	—	6,104	8,302,467	—
Net unrealized (gain)/loss on U.S. Treasury securities	1,186,676	16,555	(595,392)	239,713	(2,768)	(144,737)	13,168	4,083	(52,062)
Net realized (gain)/loss on U.S. Treasury securities	(757,245)	—	—	(160,314)	—	—	(8,440)	—	—
Net realized (gain)/loss on investment in Berkeley Quantitative
Colorado Fund LLC	—	—	—	2,172,987	135,775	—	—	—	—
Net unrealized (gain)/loss on investment in Berkeley					2,238,082	-157,099
Quantitative Colorado Fund LLC	—	—	—	(2,084,880)	—	—	—	—	—
Net increase from payments by managing owner	—	—	—	—	—	—	—	(390,589)	—
(Purchases) sales of:
Sales of swap contracts	—	27,897,084	—	—	—	—	—	5,043,086	—
(Purchases) of swap contracts	—	(19,527,925)	—	—	(71,712)	—	—	(23,489)	—
Sales of custom time deposits	14,559,264	28,695,160	—	3,302,228	13,639,642	—	1,005,669	3,836,498	—
(Purchases) of custom time deposits	—	—	(16,960,383)	—	—	(3,849,159)	—	—	(1,188,104)
Sales of U.S. Treasury securities	19,339,500	—	—	3,764,667	—	—	194,734	—	—
Sale (purchase) of Berkeley Quantitative Colorado Fund LLC	—	—	—	6,182,737	1,512,397	(10,000,000)	—	—	—
Increase and/or decrease in:
Receivable from futures commission merchants	(17,307,299)	10,662,500	(14,237,495)	—	—	—	—	678,208	(188,725)
Change in control of ownership—trading companies	(3,881,178)	17,035,844	(10,641,521)	—	—	(14,996,045)	—	—	—
Investments in unconsolidated trading companies, at fair value	(1,937,319)	23,816,569	(26,562,849)	860,538	4,431,824	2,982,381	550,623	(2,352,121)	—
Contributions to trading companies	151,972,482	136,058,408	47,689,690	—	—	16,000,000	—	—	—
Distributions from trading companies	(148,335,019)	(157,826,198)	(24,463,479)	—	—	(2,896,500)	—	—	—
Inter-series payables/receivables, at fair value	—	—	27,952,024	—	—	—	—	(13,770,271)	550,017
Prepaid service fees—Class 1	—	41,137,058	487,872	—	16	64,993	—	—	2,852
Interest receivable	319,779	(31,251)	31,827	46,617	35,778	36,182	3,826	22,914	7,474
Receivable from related parties	(17,313)	—	296,789	—	—	200	—	—	—
Other assets	13,972	(29,414)	(18,859)	7,914	(7,777)	(136)	497	(469)	(28)
Incentive fees payable to Managing Owner	(667,725)	(1,493,745)	1,382,180	—	(270,557)	270,557	—	—	—

	Balanced Series			Tiverton/Graham/Transtrend Series (1)			Currency Series
	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010
Management fees payable to Managing Owner	(48,370)	127,380	(94,591)	1,689	(51,055)	58,444	3,889	(13,860)	5,323
Interest payable to Managing Owner	(67,523)	248,821	74,328	(25,257)	(51,479)	61,387	(5,681)	(18,698)	10,108
Trading fees payable to Managing Owner	(43,523)	105,311	(32,230)	(9,155)	(4,502)	12,630	(936)	(5,682)	2,839
Trailing service fees payable to Managing Owner	(102,438)	239,055	110,726	(32,314)	(61,291)	62,266	(2,775)	(4,988)	(2,356)
Payables to related parties	(918)	(65,107)	(202,485)	47,267	(9,786)	(235,882)	60	(5,246)	(4,706)
Other liabilities	(8,437)	5,308	(2,560)	(1,373)	420	473	(115)	(9)	(312)

Net cash provided by (used in) operating activities	36,230,850	113,586,152	25,338,601	9,401,024	21,268,684	6,813,967	777,598	2,131,513	1,425,046

Cash Flows from Financing Activities:
Proceeds from sale of units	2,758,057	2,762,993	4,186,954	31,560	73,374	124,546	48,045	58,429	65,957
Payment for redemption of units	(44,882,520)	(111,984,294)	(45,997,154)	(9,976,319)	(21,420,598)	(13,170,179)	(957,841)	(2,257,535)	(3,304,436)
Pending owner additions	(10,377)	45,208	—	(1,874)	3,396	—	(1,096)	4,509	—
Owner redemptions payable	257,707	(27,871)	(555,035)	(142,459)	86,371	96,181	(15,694)	(29,526)	45,220

Net cash provided by (used in) financing activities	(41,877,133)	(109,203,964)	(42,365,235)	(10,089,092)	(21,257,457)	(12,949,452)	(926,586)	(2,224,123)	(3,193,259)

Net increase (decrease) in cash and cash equivalents	(5,646,283)	4,382,188	(17,026,634)	(688,068)	11,227	(6,135,485)	(148,988)	(92,610)	(1,768,213)
Cash and cash equivalents, beginning of year or period	9,758,138	5,375,950	22,402,584	1,352,378	1,341,151	7,476,636	182,875	275,485	2,043,698

Cash and cash equivalents, end of year or period	$4,111,855	$9,758,138	$5,375,950	$664,310	$1,352,378	$1,341,151	$33,887	$182,875	$275,485

(1)	Formerly the Berkeley/Graham/Tiverton Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

	Winton Series			Winton/Graham Series
	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(3,261,216)	$2,726,633	$8,504,901	$(2,370,444)	$(4,969,498)	$7,907,840
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	—	—	—	—	1,427,138	(616,949)
Net change in ownership allocation of U.S. Treasury securities	1,510,814	196,565	(42,915)	327,333	3,201,951	478,631
Net change in custom time deposits	851,817	(2,508,040)	(2,803,095)	(17,599)	8,934,476	1,250,739
Net change in ownership allocation of credit default swaps	(3,184)	18,791	—	722	26,895	—
Net unrealized (gain)/loss on swap contracts	7,291	—	—	(943)	—	—
Net realized (gain)/loss on swap contracts	57,781	(7,291)	—	30,602	944	—
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	369,593	9,969	—	163,574	5,791	—
Net realized (gain) loss on U.S. Treasury securities, at fair value	(239,533)	2,017	(163,733)	(105,686)	3,545	(159,470)
(Purchases) sale of:
(Purchases) of swap contracts	—	(83,357)	—	—	(64,011)	—
Sales of custom time deposits	3,437,418	12,335,669	—	4,056,931	13,486,442	—
(Purchases) of custom time deposits	—	—	(3,981,330)	—	—	(4,735,352)
Sales of U.S. Treasury Securities, at fair value	4,372,506	—	—	2,678,561	—	—
Increase and/or decrease in:
Receivable from futures commission merchants	—	—	—	—	11,090,076	1,920,174
Change in control of ownership of trading companies	—	—	—	—	(5,222,639)	—
Contributions to trading companies	—	—	—	—	3,981,000	5,800,968
Distributions from trading companies	—	—	—	—	(3,968,000)	(8,907,979)
Investments in unconsolidated trading companies, at fair value	(2,134,049)	1,490,991	187,005	2,298,569	(5,090,173)	(125,872)
Prepaid service fees—Class 1	—	—	—	—	—	105,448
Interest receivable	82,775	1,337	(1,003)	42,201	43,075	6,068
Receivable from related parties	—	—	—	—	—	470
Other assets	6,890	(6,773)	(117)	6,520	(6,409)	(111)
Incentive fees payable to Managing Owner	—	(467,341)	467,341	—	(623,629)	623,629
Management fees payable to Managing Owner	(4,421)	(32,116)	59,416	(36,669)	(67,825)	88,752
Interest payable to Managing Owner	(15,125)	(17,776)	50,929	(17,257)	(45,025)	43,126
Trading fees payable to Managing Owner	(5,261)	6,057	11,974	(6,279)	(4,700)	12,047
Trailing service fees payable to Managing Owner	(15,488)	(21,041)	24,219	(19,025)	(46,557)	50,986
Payables to related parties	244	(25,066)	(147,171)	(39)	(11,953)	8,509
Other liabilities	(1,377)	719	(132)	(2,244)	1,242	98

Net cash provided by (used in) operating activities	5,017,475	13,619,947	2,166,289	7,028,828	22,082,156	3,751,752

Cash Flows from Financing Activities:
Proceeds from sale of units	204,803	256,132	277,520	59,915	111,245	143,516
Payment for redemption of units	(6,032,177)	(13,654,078)	(6,465,163)	(7,709,619)	(22,349,216)	(8,587,168)
Pending owner additions	(3,767)	18,811	—	(1,787)	5,763	—
Owner redemptions payable	11,849	1,836	8,782	2,780	(46,387)	61,838

Net cash provided by (used in) financing activities	(5,819,292)	(13,377,299)	(6,178,861)	(7,648,711)	(22,278,595)	(8,381,814)

Net increase (decrease) in cash and cash equivalents	(801,813)	242,648	(4,012,572)	(619,883)	(196,439)	(4,630,062)
Cash and cash equivalents, beginning of year or period	2,051,272	1,808,624	5,821,196	1,156,042	1,352,481	5,982,543

Cash and cash equivalents, end of year or period	$1,249,459	$2,051,272	$1,808,624	$536,159	$1,156,042	$1,352,481

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Notes to Financial Statements

1. Organization and Purpose

The Frontier Fund, which is referred to in this report as the “Trust”, was formed on August 8, 2003, as a Delaware statutory trust. Please refer to the consolidated financial statements of the Trust included within this annual report. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest (the “Units”) pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). It is managed by its Managing Owner, Equinox Fund Management, LLC.

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

As of December 31, 2012, the Trust, with respect to the Frontier Diversified Series, Frontier Masters Series, Tiverton/Graham/Transtrend Series, Currency Series, Winton Series and Winton/Graham Series separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Balanced Series, and Frontier Long/Short Commodity Series separates Units into six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of certificates of deposit, custom time deposits and U.S. Treasury securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

As of December 31, 2012, Winton Series has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. The Currency Series invests a portion of its assets in a single Trading Company, which allocates assets to one Swap. Each of the Frontier Diversified Series, Frontier Masters Series, Frontier Long/Short Commodity Series, Balanced Series, Tiverton/Graham/Transtrend Series, and Winton/Graham Series has invested a portion of its assets in several different Trading Companies and one or more Trading Advisors may manage the assets invested in such Trading Companies.

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

The consolidated financial statements of the Balanced Series include the assets, liabilities and earnings of its majority-controlled Trading Companies; Frontier Trading Company I LLC, Frontier Trading Company XIV, LLC, Frontier Trading Company IX, LLC and Frontier Trading Company XVII, LLC and the assets and liabilities of its majority owned Trading Company, Frontier Trading Company XXIII, LLC along with the earnings of this Trading Company from July 7, 2012 through December 31, 2012. Also included in the consolidated financial statements were the earnings of its majority owned trading company, Frontier Trading Company VI, LLC, from January 1, 2011 through March 18, 2011, and Trading Company XVIII, LLC from January 1, 2011 through May 14, 2012 and the earnings from Frontier Trading Company XV, LLC from January 1, 2011 through December 28, 2012. Multiple Series have investment interests in Frontier Trading Company I LLC. The Managing Owner assigns the full ownership and earnings of that swap identified in footnote four as Option/Swap with Company A, owned by Frontier Trading Company I LLC, to the Balanced Series.

The consolidated financial statements of the Currency Series include the earnings of its wholly owned trading company, Frontier Trading Company III, LLC through July 15, 2011.

The consolidated financial statements of the Winton/Graham Series include the earnings of its majority-controlled trading company, Frontier Trading Company V, LLC through June 17, 2011.

The consolidated financial statements of the Frontier Long/Short Commodity Series include the assets, liabilities and earnings of its majority controlled trading companies; Frontier Trading Company VII, LLC, from September 28, 2011 through December 31, 2012 and Frontier Trading Company XVIII, LLC from May 15, 2012 through December 31, 2012.

The consolidated financial statements of the Frontier Masters Series include the assets, liabilities and earnings of its majority owned trading company, Frontier Trading Company XXI, LLC (earnings from March 1, 2011 through December 28, 2012). Also included in the consolidated financial statements were the earnings of its wholly owned trading company, Frontier Trading Company XI, LLC from January 1, 2011 through March 11, 2011.

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

Use of Estimates—The preparation of financial statements in conformity with GAAP may require the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The valuation of swap contracts requires significant estimates as well as the valuation of certain other investments. Please refer to Note 3 for discussion of valuation methodology. Actual results could differ from these estimates, and such differences could be material.

Cash and Cash Equivalents—Cash and cash equivalents include cash and overnight investments in interest-bearing demand deposits held at banks with original maturities of three months or less.

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

Custom Time Deposits—Custom time deposits are structured deposit agreements with U.S. Bank National Association that earn a guaranteed fixed interest rate between 2.17% and 3.75% , mature nine months from the deposit date and are subject to automatic six-month rollovers through October 2015. Custom time deposits were purchased on April 1, 2010, September 15, 2009, October 21, 2008 and October 30, 2008. Interest is paid monthly or at least every nine months. Unscheduled withdrawals will be subject to certain penalties and other costs of up to 1.0% of the amount deposited if withdrawn within the first nine months from the deposit date. The withdrawal fee is set at 0.225% for the period from nine months to one year subsequent to the deposit date and decreases by .05% increments for each year thereafter through the maturity date. In May 2011, July 2011, August 2011 and January 2012, October 2012, and November 2012, the Trust, with respect to the Series, redeemed approximately $25 million, $25 million, $50 million $25 million and $16 million, respectively, in custom time deposits held with U.S. Bank N.A which represented a full liquidation of the 2.17% investment tranche and an additional $25 million of the 3.17% tranche. Custom time deposits are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. The Series of the Trust values the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.50 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to ASC 820.

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

Investment Transactions—Futures, options on futures, forward and swap contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are settled. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statements of financial condition as a net change in open trade equity (deficit) as there exists a right of offset of unrealized gains or losses in accordance with ASC 210, Balance Sheet (“ASC 210”).

Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-

traded contracts is based on third party quoted dealer values on the interbank market. For U.S. Treasury securities, interest is recognized in the period earned and the instruments are marked-to-market daily based on third party information. Custom time deposits are valued at face value plus accrued interest and the interest income is recognized in the period earned. Transaction costs are recognized as incurred and reflected separately in the statements of operations.

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

Each Series allocates funds to an affiliated Trading Company, or Companies, of the Trust. Each Trading Company allocates all of its daily trading gains or losses to the Series in proportion to each Series’ ownership interest in the Trading Company, adjusted on a daily basis. As of December 31, 2012, the value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

Inter-Series Receivables/Payables—The Balanced Series, for the purposes of diversification of investments and trading advisors through the other Series’ access to trading companies in which the Balanced Series did not have a direct interest, advanced funds to the Currency Series. The amount of the funds advanced by the Balanced Series to each of the Currency Series participated on a pari passu basis with Class 2 Units of such investee Series. The Balanced Series reflected the changes in values of these investments as “net change in inter-series receivables/payables” in the statements of operations. The Balanced Series was subject to the same allocations of income and fees as the Limited Owners of such Series. As a result of fees charged by the investee Series, fees were not charged by the Balanced Series on the capital allocated to advances in affiliated Series. The Managing Owner monitored such allocations so that aggregate fees of the investee Series on the Balanced Series advances did not exceed the allowable fees of the Balanced Series as provided in the Trust’s Prospectus. Interest was not credited to the Balanced Series on the capital allocated to its inter-series advances to avoid the duplication of interest charged or received. These investments were liquidated during the third quarter of 2011.

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

Investments and Swaps— The Trust, with respect to the Series, records investment transactions on a trade date basis and all investments are recorded at fair value, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investment or instrument. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts are reported utilizing Level 3 Inputs. The significant unobservable inputs used in the fair value measurement of the Trust, with respect to the Series’ Swap contracts are asset liquidity, debt valuation, credit risk, volatility, market risk, distributions, dividends, risk premiums, and other risk management tools. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Swap Contracts are reported at fair value based upon a weekly indicative value that is calculated by management using bid/ask prices from the counterparty. This fair value is corroborated by valuations provided by a third party pricing service on a daily basis. The third party pricing service utilizes a Black Scholes pricing model with input adjustments factoring in volatility and liquidity of the instruments. All valuation processes are monitored by the valuation committee of the Managing Owner.

Income Taxes—The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust, with respect to the Series. The 2009 through 2012 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Recently Adopted Accounting Pronouncements —In May 2011, the FASB issued ASU No. 2011-04 which provides guidance pertaining to fair value measurement that included a common definition of fair value and information to assist reporting entities to measure and disclose fair value with regards to U.S. GAAP and International Financial Reporting Standards (“IFRS”) convergence issues. This guidance became effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. Adoption of ASU 2011-04 on January 1, 2012 did not have a material impact on the Series’ statements of financial condition, results of operations and cash flows.

Recently Issued Accounting Pronouncements—In November of 2011, FASB issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January, 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material impact on the Series financial position or results of operations.

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

The Managing Owner has chartered a valuation committee to provide oversight of the valuation process for the Series. The valuation committee meets at least monthly to discuss the valuation process and any valuation issues that may arise. The valuation committee is comprised of senior members of the Managing Owner’s management team with varying areas of expertise that add value to the committee. The valuation committee reports to both the Managing Owner’s Investment Oversight and Risk Committee and the Trust’s Executive Committee. The committee further remains in communication with the Managing Owner’s Due Diligence Committee that provides ongoing counterparty risk monitoring of the swap counterparties. The committee monitors daily pricing provided by the swap counterparty and daily valuation provided by the third party pricing service. The Valuation committee may request a price challenge if the daily valuation provided by the counterparty valuations differs significantly from the valuation obtained by the pricing service. The Managing Owner’s valuation committee monitors some additional input factors such as liquidity, volatility, and counterparty risk in order to further review the valuations provide by the pricing service.

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

The following table summarizes the instruments that comprise the Trust, with respect to the Series, financial asset portfolio, by Series, measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Diversified Series	95.9%	4.1%
Investment in Unconsolidated Trading Companies	$41,070,543	$1,755,883	$—	$42,826,426
U.S. Treasury Securities	3,853,000	—	—	3,853,000
Frontier Masters Series
Investment in Unconsolidated Trading Companies	8,172,213	1,599,584	—	9,771,797
U.S. Treasury Securities	2,212,909	—	—	2,212,909
Frontier Long/Short Commodity Series
Open Trade Equity (Deficit)	(3,720,855)	2,901,320	—	(819,535)
Options Written	—	(928,690)	—	(928,690)
Investment in Unconsolidated Trading Companies	3,661,455	13,783	—	3,675,238
U.S. Treasury Securities	2,388,540	—	—	2,388,540
Balanced Series
Open Trade Equity (Deficit)	(1,111,681)	439,170	—	(672,511)
Options Written	—	(165,363)	—	(165,363)
Swap Contracts	—	—	22,289,478	22,289,478
Investment in Unconsolidated Trading Companies	16,719,672	3,473,456	—	20,193,128
U.S. Treasury Securities	5,951,633	—	—	5,951,633

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Tiverton/Graham/Transtrend Series
Investment in Unconsolidated Trading Companies	5,981,225	1,392,284	—	7,373,509
U.S. Treasury Securities	961,568	—	—	961,568
Currency Series
Investment in Unconsolidated Trading Companies	—	—	1,801,498	1,801,498
U.S. Treasury Securities	49,052	—	—	49,052
Winton Series
Investment in Unconsolidated Trading Companies	6,820,010	45,955	—	6,865,965
U.S. Treasury Securities	1,808,547	—	—	1,808,547
Winton/Graham Series
Investment in Unconsolidated Trading Companies	6,070,974	103,881	—	6,174,855
U.S. Treasury Securities	776,073	—	—	776,073

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Diversified Series
Swap Contracts	$—	$—	$131,004	$131,004
Investment in Unconsolidated Trading Companies	30,885,365	2,212,764	5,142,042	38,240,171
U.S. Treasury Securities	16,557,304	—	—	16,557,304
Frontier Long/Short Commodity Series
Open Trade Deficit	(25,934,678)	—	—	(25,934,678)
Swap Contracts	—	—	74,898	74,898
Investment in Unconsolidated Trading Companies	3,221,324	5,428	855,236	4,081,988
U.S. Treasury Securities	9,466,240	—	—	9,466,240
Frontier Masters Series
Open Trade Equity	792,372	—	—	792,372
Swap Contracts	—	—	57,225	57,225
Investment in Unconsolidated Trading Companies	4,009,449	708,465	—	4,717,914
U.S. Treasury Securities	7,232,546	—	—	7,232,546
Balanced Series
Open Trade Equity	1,175,762	11,928,779	—	13,104,541
Options Written	—	(3,326,453)	—	(3,326,453)
Swap Contracts	—	—	23,819,312	23,819,312
Investment in Unconsolidated Trading Companies	18,257,754	(1,945)	—	18,255,809
U.S. Treasury Securities	29,168,216	—	—	29,168,216
Tiverton/Graham/Transtrend Series
Swap Contracts	—	—	34,397	34,397
Investment in Unconsolidated Trading Companies	7,219,498	1,014,549	—	8,234,047
Investment in Berkeley Quantitative Colorado Fund LLC	—	6,270,844	—	6,270,844
U.S. Treasury Securities	4,347,398	—	—	4,347,398

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Currency Series
Swap Contracts	—	—	2,583	2,583
U.S. Treasury Securities	326,517	—	—	326,517
Investment in Unconsolidated Trading Companies	—	—	2,352,121	2,352,121
Winton Series
Swap Contracts	—	—	61,888	61,888
Investment in Unconsolidated Trading Companies	4,733,423	(1,507)	—	4,731,916
U.S. Treasury Securities	7,821,927	—	—	7,821,927
Winton/Graham Series
Swap Contracts	—	—	30,381	30,381
Investment in Unconsolidated Trading Companies	8,474,102	(678)	—	8,473,424
U.S. Treasury Securities	3,839,855	—	—	3,839,855

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments — net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the year ended December 31, 2012, all identified Level 3 assets are components of the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Tiverton/Graham/Transtrend Series, Currency Series, Winton Series and Winton/Graham Series.

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the year ended December 31, 2012, the Trust transferred currency forwards from Level 1 assets to Level 2 assets. During the year ended December 31, 2011, all identified Level 3 assets are components of the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series and Currency Series.

2012:

Swaps:

	Frontier Diversified Series	Frontier Masters Series	Frontier Long/Short Commodity Series
Balance of recurring Level 3 assets as of January 1, 2012	$131,004	$57,225	$74,898
Total gains or losses (realized/unrealized):
Included in earnings-realized	(106,862)	(55,669)	(58,693)
Included in earnings-unrealized	(23,719)	(2,775)	(20,529)
Change in ownership allocation of credit default swaps	(423)	1,219	4,324
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2012	$—	$—	$—

	Balanced Series	Tiverton/Graham/ Transtrend Series	Currency Series
Balance of recurring Level 3 assets as of January 1, 2012	$23,819,312	$34,397	$2,583
Total gains or losses (realized/unrealized):
Included in earnings-realized	(175,294)	(34,232)	(6,104)
Included in earnings-unrealized	(1,334,945)	(2,448)	3,603
Sales of swap contract	—	—	—
Change in ownership allocation of credit default swaps	(19,595)	2,283	(82)
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2012	$22,289,478	$—	$—

	Winton Series	Winton/ Graham Series
Balance of recurring Level 3 assets as of January 1, 2012	$61,888	$30,381
Total gains or losses (realized/unrealized):
Included in earnings-realized	(57,781)	(30,602)
Included in earnings-unrealized	(7,291)	943
Change in ownership allocation of credit default swaps	3,184	(722)
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2012	$—	$—

Investments in Unconsolidated Trading Companies:

Currency Series
Balance of recurring Level 3 assets as of January 1, 2012	$2,352,121
Change in fair value of investments in unconsolidated trading companies	(551,100)
Proceeds from sales of investments of unconsolidated trading companies	—
Purchases of investments of unconsolidated trading companies	477
Change in ownership allocation	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2012	$1,801,498

2011:

Swaps:

	Frontier Diversified Series	Frontier Long/Short Commodity Series	Frontier Masters Series
Balance of recurring Level 3 assets as of January 1, 2011	$11,407,905	$—	$26,242,246
Total gains or losses (realized/unrealized):
Included in earnings-realized	(5,621,987)	(11,411)	2,061,339
Included in earnings-unrealized	1,315,339	20,529	(1,607,804)
Purchases of investments	45,929	78,248	142,819
Sales of investments	(7,096,699)	—	(26,826,316)
Change in ownership allocation of credit default swaps	80,517	(12,468)	44,941
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2011	$131,004	$74,898	$57,225

	Balanced Series	Tiverton/Graham/ Transtrend Series	Currency Series
Balance of recurring Level 3 assets as of January 1, 2011	$49,811,462	$—	$5,668,768
Total gains or losses (realized/unrealized):
Included in earnings-realized	(19,161,366)	(6,252)	(6,958,362)
Included in earnings-unrealized	4,529,039	2,447	6,327,609
Purchases of investments	19,527,925	71,712	23,489
Sales of investments	(27,897,084)	—	(5,043,086)
Change in ownership allocation of credit default swaps	(34,673)	(33,510)	(15,835)
Change in ownership allocation of total return swaps	(2,955,991)	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2011	$23,819,312	$34,397	$2,583

	Winton Series	Winton/ Graham Series
Balance of recurring Level 3 assets as of January 1, 2011	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	(9,969)	(5,791)
Included in earnings-unrealized	7,291	(944)
Purchases of investments	83,357	64,011
Sales of investments	—	—
Change in ownership allocation of credit default swaps	(18,791)	(26,895)
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2011	$61,888	$30,381

Investments in Unconsolidated Trading Companies:

	Currency Series	Frontier Diversified Series	Frontier Long/Short Commodoity Series
Balance of recurring Level 3 assets as of January 1, 2011	$—	$12,398,412	$562,705
Change in unrealized in investment of unconsolidated trading companies	(162,659)	(5,086,488)	(753,554)
Realized gain/(loss) in investment of unconsolidated trading companies	(2,334)	1,806,063	267,565
Proceeds from sales of investments of unconsolidated trading companies	—	(5,387,844)	(798,199)
Purchases of investments of unconsolidated trading companies	2,500,000	—	—
Change in ownership allocation	17,114	1,411,899	1,576,719
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2011	$2,352,121	$5,142,042	$855,236

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

The following tables summarize the Tiverton/Graham/Transtrend Series investment in Berkeley Quantitative Colorado Fund LLC as of and for the years ended December 31, 2011 and 2010. The management agreement of the investee fund provided for compensation to the investment manager in the form of fees in the monthly amount equal to one-twelfth of 3.0% of the notional account net asset value and 20% of the new high net trading profits earned.

2011

Investment	% of Owners’ Capital	Fair value	Income (loss)	Mgmt Fee	Incentive Fees	Investment Objective	Redemptions Permitted
Berkeley Quantitative						Leveraged
Colorado Fund LLC	15.83%	$6,270,844	$(2,373,858)	$791,365	$—	Speculation	Monthly	*

2010

Investment	% of Owners’ Capital	Fair value	Income (loss)	Mgmt Fee	Incentive Fees	Investment Objective	Redemptions Permitted
Berkeley Quantitative						Leveraged
Colorado Fund LLC	14.46%	$10,157,099	$153,203	$146,432	$45,345	Speculation	Monthly	*

Information about the investee fund’s portfolio was not available to the Series.

*	The interest of a member in Berkeley Quantitative Colorado Fund LLC could be wholly or partially withdrawn on the last trading day of any calendar month provided the managing member had been provided written notice within five business days of such withdrawal.

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2012 and December 31, 2011, approximately 4.0% and 5.0%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

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

The Series had the following swap activity during the year ended December 31, 2012:

Frontier Diversified Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$—	$—
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(83,850)	$(23,012)

Unrealized Gain/(Loss)	$(46,731)	$23,012

Fair Value as of 12/31/2012	$—	$—

Frontier Masters Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$—	$—
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(44,412)	$(11,257)

Unrealized Gain/(Loss)	$(14,032)	$11,257

Fair Value as of 12/31/2012	$—	$—

Frontier Long/Short Commodity Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$—	$—
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(45,848)	$(12,845)

Unrealized Gain/(Loss)	$(33,374)	$12,845

Fair Value as of 12/31/2012	$—	$—

	Balanced Series
	Credit Default Swap	Credit Default Swap	Option/Swap	Total Return Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale	DeutscheBank
Notional Amount	$—	$—	$20,486,403	$23,551,287
Termination Date	3/20/2012	3/20/2012	11/21/2014	6/30/2016
Investee Returns	On Default	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$(133,362)	$(41,932)	$—	$—

Unrealized Gain/(Loss)	$(87,639)	$41,932	$78,977	$(1,344,945)

Fair Value as of 12/31/2012	$—	$—	$17,785,734	$4,503,744

Tiverton/Graham/Transtrend Series (1)
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$—	$—
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(26,333)	$(7,899)

Unrealized Gain/(Loss)	$(10,347)	$7,899

Fair Value as of 12/31/2012	$—	$—

(1)	Formerly known as the Berkeley/Graham/Tiverton Series

Currency Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$—	$—
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(4,730)	$(1,374)

Unrealized Gain/(Loss)	$2,229	$1,374

Fair Value as of 12/31/2012	$—	$—

Winton Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$—	$—
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(45,616)	$(12,165)

Unrealized Gain/(Loss)	$(19,456)	$12,165

Fair Value as of 12/31/2012	$—	$—

Winton/Graham Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$—	$—
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(23,131)	$(7,471)

Unrealized Gain/(Loss)	$(6,528)	$7,471

Fair Value as of 12/31/2012	$—	$—

The Series have invested in the following Swaps as of December 31, 2011:

	Frontier Diversified Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$131,004	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$46,730	$(23,012)

Fair Value as of 12/31/2011	$131,004	$—

	Frontier Long/Short Commodity Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$74,898	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$33,374	$(12,845)

Fair Value as of 12/31/2011	$74,898	$—

	Frontier Masters Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$57,225	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$14,031	$(11,257)

Fair Value as of 12/31/2011	$57,225	$—

	Balanced Series
	Credit Default Swap	Credit Default Swap	Option Basket	Option Basket
Counterparty	BNP Paribas	Societe Generale	Societe Generale	DeutscheBank
Notional Amount	$230,783	$0	$14,129,540	$23,551,287
Termination Date	3/20/2012	3/20/2012	11/6/2012	6/30/2016
Investee Returns	On Default	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$6,689,123	$—

Unrealized Gain/(Loss)	$87,639	$(41,932)	$(18,838,844)	$(368,228)

Fair Value as of 12/31/2011	$230,783	$—	$17,706,757	$5,881,772

	Tiverton/Graham/Transtrend Series (1)
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$34,397	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$10,346	$(7,899)

Fair Value as of 12/31/2011	$34,397	$—

(1)	Formerly known as the Berkeley/Graham/Tiverton Series

	Currency Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$2,583	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$(2,228)	$(1,374)

Fair Value as of 12/31/2011	$2,583	$—

	Winton Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$61,888	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$19,456	$(12,165)

Fair Value as of 12/31/2011	$61,888	$—

	Winton/Graham Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$30,381	$0
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$6,528	$(7,471)

Fair Value as of 12/31/2011	$30,381	$—

5. Investments in Unconsolidated Trading Companies

Investments in unconsolidated trading companies represent cash, open trade equity and swap investments allocated from invested in the Trading Companies to each Series and cumulative trading profits or losses allocated to each Series by the Trading Companies. Trading Companies allocate trading profits or losses on the basis of the proportion of each Series’ capital allocated for trading to each respective Trading Company, which bears no relationship to the amount of cash invested by a Series in the Trading Company. The Trading Companies are valued using the equity method of accounting, which approximates fair value.

The following table summarizes the Balanced Series, Winton Series, Currency Series, Tiverton/Graham/Transtrend Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Frontier Diversified Series, and Frontier Masters Series investments in unconsolidated Trading Companies as of December 31, 2012 and December 31, 2011.

	As of December 31, 2012		As of December 31, 2011
	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value
Series
Frontier Diversified Series—
Frontier Trading Companies I, II, V, VII, IX, XIV, XV, XVIII, XXI and XXIII	37.18%	$42,826,426	28.54%	$38,240,171

Frontier Masters Series—
Frontier Trading Companies II, XIV and XV	18.98%	$9,771,797	8.92%	$4,717,914

Frontier Long/Short Commodity Series—
Frontier Trading Company I, XVIII and XXIII	6.00%	$3,675,238	5.03%	$4,081,988

Balanced Series—
Frontier Trading Companies II, V, VII, XV and XVIII	8.24%	$20,193,128	6.17%	$18,255,809

Tiverton/Graham/Transtrend Series (1)—
Frontier Trading Companies V, XV and XXI	29.09%	$7,373,509	20.79%	$8,234,047

Currency Series—
Frontier Trading Company XVII	66.20%	$1,801,498	54.46%	$2,352,121

Winton Series—
Frontier Trading Company II	16.76%	$6,865,965	9.45%	$4,731,916

Winton/Graham Series—
Frontier Trading Companies II and V	29.75%	$6,174,855	27.53%	$8,473,424

(1)	Formerly known as the Berkeley/Graham/Tiverton Series.

The following table summarizes the Balanced Series, Winton Series, Currency Series, Tiverton/Graham/Transtrend Series, Winton/Graham Series, Frontier Long/Short Commodity Series, Frontier Diversified Series, and Frontier Masters Series equity in earnings from unconsolidated Trading Companies for the years December 31, 2012, 2011 and 2010.

	Year Ended December 31, 2012				Year Ended December 31, 2011				Year Ended December 31, 2010
Trading Company	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Balanced Series—
Frontier Trading Company II LLC	$(67,249)	$(581,781)	$(1,149,111)	(1,798,141)	$(43,339)	$6,799,558	$(505,785)	$6,250,434	$(60,597)	$7,096,974	$1,629,413	$8,665,790
Frontier Trading Company V LLC	(121,345)	(794,389)	275,695	(640,039)	(43,402)	(1,265,653)	264,191	(1,044,864)	—	—	—	—
Frontier Trading Company VI LLC	—	—		—	—	—	—	—	(14,868)	965,003	504,197	1,454,332
Frontier Trading Company VII, LLC	(688,216)	(15,920,067)	10,834,816	(5,773,467)	(1,127,503)	6,626,621	32,869,596	38,368,714	(2,786,670)	32,281,979	(11,621,678)	17,873,631
Frontier Trading Company XV, LLC	12,378	(9)	30,242	42,611	(83,595)	2,045,925	(189,232)	1,773,098	(125,524)	(372,806)	2,118,611	1,620,281
Frontier Trading Company XVI, LLC	—	—	—	—	—	—	—	—	(3,985)	(13,787)	114,194	96,422
Frontier Trading Company XVIII, LLC	(15,364)	(99,576)	(37,208)	(102,148)	—	—	—	—	—	—	—	—
Frontier Trading Company XIX, LLC	—	—	—	—	—	—	—	—	(1,753)	(2,055)	(86,166)	(89,974)
Frontier Trading Company XXIII, LLC	(2,804)	(229,730)	45,494	254,420	—	—	—	—	—	—	—	—

Total	$(900,600)	$(17,116,091)	$9,999,927	$(8,016,764)	$(1,297,839)	$14,206,451	$32,438,770	$45,347,382	$(2,993,397)	$39,955,308	$(7,341,429)	$29,620,482

Winton Series—
Frontier Trading Company II LLC	$(53,999)	$(424,479)	$(682,973)	$(1,161,451)	$(40,368)	$6,690,990	$(780,897)	$5,869,725	$(83,447)	$9,623,332	$2,307,042	$11,846,927

Currency Series—
Frontier Trading Company XVII LLC	$—	$—	$(551,100)	$(551,100)	$—	$—	$(164,993)	$(164,993)	$—	$—	$—	$—

Tiverton/Graham/Transtrend Series— (1)
Frontier Trading Company V LLC	$(135,567)	$479,014	$(1,268,937)	$(925,489)	$(240,088)	$(3,589,415)	$(84,896)	$(3,914,399)	$(259,831)	$2,255,644	$211,805	$2,207,618
Frontier Trading Company VI LLC	—	—	—	—	(1,460)	259,429	(127,648)	130,321	(25,986)	(1,123,772)	30,335	(1,119,423)
Frontier Trading Company XV, LLC	(70,871)	(950,142)	77,828	(943,185)	(71,567)	(1,375,589)	1,204,986	(242,170)	(99,106)	834,219	1,746,847	2,481,960
Frontier Trading Company XXI, LLC	(43,270)	537,591	(559,922)	(65,600)

Total	$(249,707)	$66,463	$(1,751,032)	$(1,934,275)	$(313,115)	$(4,705,575)	$992,442	$(4,026,248)	$(384,923)	$1,966,091	$1,988,987	$3,570,155

Winton/Graham Series—
Frontier Trading Company II LLC	$(17,665)	$(174,117)	$(48,215)	$(239,998)	$(17,959)	$3,055,428	$(461,106)	$2,576,363	$(43,976)	$5,238,242	$1,127,914	$6,322,180
Frontier Trading Company V LLC	(160,692)	(1,010,779)	817,072	(354,399)	(140,866)	(4,249,135)	561,357	(3,828,644)	—	—	—	—

	$(178,357)	$(1,184,897)	$768,857	$(594,397)	$(158,825)	$(1,193,707)	$100,251	$(1,252,281)	$(43,976)	$5,238,242	$1,127,914	$6,322,180

Frontier Long/Short Commodity Series—
Frontier Trading Company I LLC	$(66,753)	$(2,961,869)	$(118,563)	$(3,147,185)	$(53,652)	$521,524	$(348,510)	$119,362	$(21,648)	$242,186	$432,867	$653,405
Frontier Trading Companies VII, LLC	—	—	—	—	(351,809)	73,665,834	(63,287,455)	10,026,570	(1,418,244)	3,385,377	19,061,138	21,028,271
Frontier Trading Companies XVIII, LLC	(11,271)	(116,615)	(48,976)	56,368	—	—	—	—	—	—	—	—
Frontier Trading Companies XXIII, LLC	(25,676)	(271,193)	44,488	(252,381)	(6,881)	(419,984)	88,039	(338,826)	—	—	—	—

Total	$(103,699)	$(3,116,448)	$(123,051)	$(3,343,198)	$(412,342)	$73,767,374	$(63,547,926)	$9,807,106	$(1,439,892)	$3,627,563	$19,494,005	$21,681,676

Frontier Diversified Series—
Frontier Trading Company I LLC	$(666,495)	$379,619	$831,056	$544,181	$(1,104,816)	$21,062,981	$(26,932,976)	$(6,974,811)	$(691,807)	$6,685,326	$1,898,999	$7,892,518
Frontier Trading Company II LLC	(33,250)	(318,474)	(373,733)	(725,457)	(19,384)	3,076,744	(208,794)	2,848,566	(14,646)	1,838,376	587,981	2,411,711
Frontier Trading Company V LLC	(72,476)	(559,423)	117,928	(513,972)	(47,636)	(988,868)	86,947	(949,557)	(23,040)	357,076	102,969	437,005
Frontier Trading Company VI LLC	—	—		—	(1,069)	192,170	(95,556)	95,545	(10,342)	611,668	(135,057)	466,269
Frontier Trading Company VII, LLC	(371,733)	(8,048,568)	5,374,058	(3,046,243)	(440,172)	1,564,889	12,517,256	13,641,973	(606,110)	10,946,282	(6,245,452)	4,094,720
Frontier Trading Company IX, LLC	(12,383)	(279,001)	(62,409)	(353,793)	(20,834)	(441,236)	(165,784)	(627,854)	(18,356)	180,713	96,846	259,203
Frontier Trading Company XIII, LLC	—	—	—	—	—	—	—	—	(6,553)	(170,793)	532,671	355,325
Frontier Trading Company XIV, LLC	(586,234)	(10,276,853)	(479,403)	9,211,216	(163,261)	3,091,582	(179,388)	2,748,933	(67,921)	509,701	442,502	884,282
Frontier Trading Company XV, LLC	(138,440)	(1,957,766)	35,941	(2,060,266)	(135,881)	(3,655,745)	3,398,496	(393,130)	(67,020)	150,833	1,799,056	1,882,869
Frontier Trading Company XVIII, LLC	(25,687)	244,696	(140,804)	78,204	(13,242)	(807,647)	170,644	(650,245)	—	—	—	—
Frontier Trading Company XXI, LLC	(962)	13,920	410	13,368	(674)	(34,861)	7,801	(27,734)	—	—	—	—
Frontier Trading Company XXIII, LLC	(35,711)	(708,380)	63,438	(680,653)	—	—	—	—	—	—	—	—

Total	$(1,943,373)	$(956,524)	$5,303,045	$2,466,586	$(1,946,969)	$23,060,009	$(11,401,354)	$9,711,686	$(1,505,795)	$21,109,182	$(919,485)	$18,683,902

Frontier Masters Series—
Frontier Trading Company II LLC	$(15,979)	$(125,644)	$(202,314)	$(343,937)	$(11,513)	$1,821,473	$(233,882)	$1,576,078	$(18,791)	$2,637,598	$314,929	$2,933,736
Frontier Trading Company XIV, LLC	(261,268)	4,308,077	(386,676)	3,660,133	(162,921)	3,352,307	24,021	3,213,407	(116,343)	701,209	989,008	1,573,874
Frontier Trading Company XV, LLC	(50,834)	(706,005)	308,008	(448,830)	(47,033)	(1,019,827)	1,001,479	(65,381)	(54,694)	326,904	1,227,286	1,499,496

Total	$(328,081)	$3,476,428	$(280,982)	$2,867,366	$(221,467)	$4,153,953	$791,618	$4,724,104	$(189,828)	$3,665,711	$2,531,223	$6,007,106

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

The following table summarizes the Balanced Series advances to and reductions from the Currency Series, Frontier Diversified Series and Frontier Masters Series of the Trust for the year ended December 31, 2011 and 2010. All such advances were liquidated in 2011 and there have been no additional advances in 2012.

Balanced Series

Summary by Quarter

For the Year Ended December 31, 2011

Currency Series
Inter-series receivables January 1, 2011	$12,816,775
Additions during period	—
Reduction during period	—
Net change in inter-series receivables	(476,691)

Inter-series receivables March 31, 2011	$12,340,084

Additions during period	—
Reduction during period	—
Net change in inter-series receivables	(46,549)

Inter-series receivables June 30, 2011	$12,293,535

Additions during period	—
Reduction during period	(11,281,861)
Net change in inter-series receivables	(1,011,674)

Inter-series receivables September 30, 2011	$—

Additions during period	—
Reduction during period	—
Net change in inter-series receivables	—

Inter-series receivables December 31, 2011	$—

Balanced Series

Summary by Quarter

For the Year Ended December 31, 2010

	Currency Series	Frontier Diversified Series	Frontier Masters Series
Inter-series receivables January 1, 2010	$12,266,758	$10,962,073	$18,184,135
Additions during period	—	—	—
Reduction during period	—	—	—
Net change in inter-series receivables	329,038	(102,443)	125,024

Inter-series receivables March 31, 2010	$12,595,796	$10,859,630	$18,309,159

Additions during period	—	—	—
Reduction during period	—	(11,139,253)	—
Net change in inter-series receivables	177,705	279,623	(122,674)

Inter-series receivables June 30, 2010	$12,773,501	$—	$18,186,485

Additions during period	—	—	—
Reduction during period	—	—	(19,013,476)
Net change in inter-series receivables	238,872	—	826,991

Inter-series receivables September 30, 2010	$13,012,373	$—	$—

Additions during period	—	—	—
Reduction during period	—	—	—
Net change in inter-series receivables	(195,598)	—	—

Inter-series receivables December 31, 2010	$12,816,775	$—	$—

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

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series, Winton/Graham Series, Tiverton/Graham/Transtrend Series, Currency Series and Frontier Long/Short Commodity Series may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Balanced Series and the Frontier Diversified Series and 20% for the Winton Series, Currency Series, Winton/Graham Series, Tiverton/Graham/

Transtrend Series, Frontier Long/Short Commodity Series and Frontier Masters Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Service Fees—In addition, with respect to Class 1 and Class 1a Units of each Series, as applicable, the Series pays monthly or service fee to the Managing Owner up to 3% annually, which the Managing Owner pays to selling agents of the Trust, with respect to the Series.

The following table summarizes fees earned by the Managing Owner for the year ended December 31, 2012, 2011 and 2010:

Year Ended December 31, 2012	Management Fees	Trading Fees	Incentive Fees	Service Fees
Frontier Diversified Series	$1,896,102	$2,955,458	$3,269,159	$1,476,222
Frontier Masters Series	1,429,284	1,312,873	488,081	786,529
Frontier Long/Short Commodity Series	3,459,419	1,029,157	1,059,104	462,999
Balanced Series	2,533,302	1,784,001	7,081,173	4,987,704
Tiverton/Graham/Transtrend Series	1,272,443	244,837	65,989	865,891
Currency Series	—	26,335	—	103,857
Winton Series	1,046,035	342,792	—	1,046,931
Winton/Graham Series	1,006,221	192,557	—	624,024

Year Ended December 31, 2011	Management Fees	Trading Fees	Incentive Fees	Service Fees
Frontier Diversified Series	$1,988,295	$3,469,475	$4,954,751	$1,797,911
Frontier Masters Series	1,439,579	1,411,575	805,663	809,423
Frontier Long/Short Commodity Series	3,607,413	768,116	2,887,684	824,266
Balanced Series	2,615,058	1,760,639	13,141,331	7,074,592
Tiverton/Graham/Transtrend Series	1,240,589	280,872	29,678	1,422,634
Currency Series	80,701	60,410	—	38,421
Winton Series	1,225,133	285,429	813,809	1,271,915
Winton/Graham Series	1,382,514	221,789	298,707	1,023,780

Year Ended December 31, 2010	Management Fees	Trading Fees	Incentive Fees	Service Fees
Frontier Diversified Series	$1,149,719	$2,734,353	$4,102,217	$1,465,769
Frontier Masters Series	1,093,634	1,507,560	490,628	675,234
Frontier Long/Short Commodity Series	3,355,920	425,521	3,065,308	1,174,272
Balanced Series	2,253,874	1,810,726	13,893,116	8,595,406
Tiverton/Graham/Transtrend Series	2,289,188	360,892	270,462	1,927,715
Currency Series	163,333	102,763	—	216,919
Winton Series	1,529,612	291,849	534,245	1,456,391
Winton/Graham Series	1,959,820	286,314	702,432	1,373,119

The following table summarizes fees payable to the Managing Owner as of December 31, 2012 and 2011.

As of December 31, 2012	Management Fees	Trading Fees	Incentive Fees	Service Fees
Frontier Diversified Series	$150,188	$228,169	$189,903	$89,177
Frontier Masters Series	118,274	104,852	—	47,423
Frontier Long/Short Commodity Series	277,379	79,400	—	24,074
Balanced Series	193,155	132,875	527,306	332,942
Tiverton/Graham/Transtrend Series	103,089	16,057	—	54,702
Currency Series	—	1,791	—	3,510
Winton Series	86,138	26,041	—	62,556
Winton/Graham Series	63,642	13,148	—	38,116

As of December 31, 2011	Management Fees	Trading Fees	Incentive Fees	Service Fees
Frontier Diversified Series	$180,232	$269,021	$522,033	$76,877
Frontier Masters Series	117,541	105,278	—	41,911
Frontier Long/Short Commodity Series	284,677	83,646	127,052	22,920
Balanced Series	241,525	176,398	1,195,031	435,380
Tiverton/Graham/Transtrend Series	101,400	25,212	—	87,016
Currency Series	—	2,727	—	6,285
Winton Series	90,559	31,302	—	78,044
Winton/Graham Series	100,311	19,427	—	57,141

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the year ended December 31, 2012, amounts paid or owed to the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $23,454 for the Balanced Series, ($5,660) for the Frontier Long/Short Commodity Series, ($4,996) for the Frontier Diversified Series, $1,415 for the Currency Series, ($7,427) for the Tiverton/Graham/Transtrend Series, $4,064 for the Winton/Graham Series, $6,938 for the Winton Series and $1,336 for the Frontier Masters Series.

For the year ended December 31, 2011, amounts paid or owed to the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $34,141 for the Balanced Series, $16,508 for the Frontier Long/Short Commodity Series, $23,473 for the Frontier Diversified Series, $755 for the Currency Series, $6,607 for the Tiverton/Graham/Transtrend Series, $5,102 for the Winton/Graham Series, $9,011 for the Winton Series and $12,444 for the Frontier Masters Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Tiverton/Graham/Transtrend Series, Currency Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, and Balanced Series (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. During the years ended December 31, 2012, 2011 and 2010, the Trust paid $7,513,681, $9,330,127, and $10,238,665, respectively, of such interest income to the Managing Owner. Such expenses are not included in the statements of operations of the Series.

The Managing Owner paid to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $465,858, $1,890,452, and $2,027,849, respectively for the years ended December 31, 2012, 2011 and 2010. As of April 20, 2012, the contract with The Bornhoft Group Corporation was amended to provide for an annual payment of $1,100,000 for investment and advisor services in lieu of a monthly service fee. The Managing Owner paid $766,944 under this agreement for the remainder of the year ended December 31, 2012.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $437,245, for the year ended December 31, 2012.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $2,627,888, $3,402,814 and $3,650,128, respectively, for the years ended December 31, 2012, 2011 and 2010.

Equinox Group Distributors LLC (formerly Bornhoft Group Securities Corporation), an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

7. Financial Highlights

The following information presents the financial highlights of the Series for the years ended December 31, 2012, 2011 and 2010. This data has been derived from the information presented in the financial statements.

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series (6)
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2011	$99.40	$103.96	$100.25	$104.83	$136.13	$161.97	$161.96	$121.71	$127.23
Net operating results:
Interest income	1.72	1.81	1.94	2.05	2.73	1.55	4.66	3.10	1.99
Expenses	(8.54)	(6.70)	(8.23)	(6.36)	(13.78)	(6.19)	(18.67)	(15.65)	(7.97)
Net gain/(loss) on investments, net of non-controlling interests	1.82	1.41	7.15	7.09	10.33	(11.68)	(2.26)	(0.58)	(5.80)

Net income/(loss)	(5.00)	(3.48)	0.86	2.78	(0.72)	(16.32)	(16.27)	(13.13)	(11.78)

Net asset value, December 31, 2012	$94.40	$100.48	$101.11	$107.61	$135.41	$145.65	$145.69	$108.58	$115.45

Ratios to average net assets (3)
Net investment income/(loss)	-6.99%	-4.76%	-6.10%	-3.97%	-8.20%	-6.09%	-6.09%	-8.20%	-6.09%
Expenses before incentive fees (7)	6.13%	3.90%	7.10%	4.96%	8.68%	6.56%	6.56%	8.68%	6.56%
Expenses after incentive fees (7)	8.76%	6.53%	7.98%	5.85%	10.23%	8.11%	8.11%	10.23%	8.11%
Total return before incentive fees (2)	-2.40%	-0.72%	1.74%	3.54%	1.02%	-8.53%	-8.50%	-9.24%	-7.71%
Total return after incentive fees (2)	-5.03%	-3.35%	0.86%	2.65%	-0.53%	-10.08%	-10.05%	-10.79%	-9.26%

	Balanced Series (5)					Tiverton/Graham/ Transtrend Series (4)		Currency Series
	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2011	$124.50	$108.45	$155.02	$128.35	$128.36	$91.02	$111.84	$70.48	$87.61
Net operating results:
Interest income	0.15	0.13	0.19	0.15	0.15	0.70	0.86	0.00	0.00
Expenses	(9.74)	(8.55)	(7.67)	(6.38)	(6.36)	(6.78)	(5.20)	(2.49)	(0.63)
Net gain/(loss) on investments, net of non-controlling interests	1.41	4.29	1.66	2.24	1.81	(6.28)	(7.95)	(11.08)	(14.03)

Net income/(loss)	(8.18)	(4.13)	(5.82)	(3.99)	(4.40)	(12.36)	(12.29)	(13.57)	(14.66)

Net asset value, December 31, 2012	$116.32	$104.32	$149.20	$124.36	$123.96	$78.66	$99.55	$56.91	$72.95

Ratios to average net assets (3)
Net investment income/(loss)	-7.86%	-7.86%	-4.86%	-4.86%	-4.86%	-6.98%	-4.00%	-3.76%	-0.75%
Expenses before incentive fees (7)	4.89%	4.89%	1.89%	1.89%	1.89%	7.57%	4.60%	3.76%	0.75%
Expenses after incentive fees (7)	7.98%	7.98%	4.98%	4.98%	4.98%	7.77%	4.80%	3.76%	0.75%
Total return before incentive fees (2)	-3.48%	-0.72%	-0.66%	-0.02%	-0.33%	-13.38%	-10.79%	-19.25%	-16.73%
Total return after incentive fees (2)	-6.57%	-3.81%	-3.75%	-3.11%	-3.43%	-13.58%	-10.99%	-19.25%	-16.73%

	Winton Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2011	$141.13	$165.82	$104.73	$129.70
Net operating results:
Interest income	1.57	1.87	0.53	0.66
Expenses	(8.17)	(4.90)	(7.77)	(5.93)
Net gain/(loss) on investments, net of non-controlling interests	(3.80)	(4.49)	(2.94)	(3.76)

Net income/(loss)	(10.40)	(7.52)	(10.18)	(9.03)

Net asset value, December 31, 2012	$130.73	$158.30	$94.55	$120.67

Ratios to average net assets (3)
Net investment income/(loss)	-4.89%	-1.88%	-7.17%	-4.15%
Expenses before incentive fees (7)	6.06%	3.04%	7.69%	4.68%
Expenses after incentive fees (7)	6.06%	3.04%	7.69%	4.68%
Total return before incentive fees (2)	-7.37%	-4.54%	-9.72%	-6.96%
Total return after incentive fees (2)	-7.37%	-4.54%	-9.72%	-6.96%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Formerly the Berkeley/Graham/Tiverton Series.
(5)	All remaining Class 1a Units were exchanged for Class 3a Units.
(6)	All remaining Class 1 Units were exchanged for Class 3 Units.
(7)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series (6)
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2010	$103.58	$106.46	$102.96	$105.81	$132.73	$153.26	$153.26	$117.96	$121.18
Net operating results:
Interest income	1.67	1.73	1.75	1.81	2.62	3.05	3.04	2.30	2.38
Expenses	(9.50)	(7.50)	(8.42)	(6.46)	(17.66)	(16.15)	(16.11)	(15.49)	(12.62)
Net gain/(loss) on investments, net of non-controlling interests	3.65	3.27	3.96	3.67	18.44	21.81	21.77	16.94	16.29

Net income/(loss)	(4.18)	(2.50)	(2.71)	(0.98)	3.40	8.71	8.70	3.75	6.05

Net asset value, December 31, 2011	$99.40	$103.96	$100.25	$104.83	$136.13	$161.97	$161.96	$121.71	$127.23

Ratios to average net assets (3)
Net investment gain/(loss)	3.52%	3.07%	3.84%	3.47%	13.89%	14.23%	14.21%	14.36%	13.44%
Expenses before incentive fees (6)	5.82%	3.69%	6.84%	4.77%	9.47%	6.70%	6.68%	9.30%	6.58%
Expenses after incentive fees (6)	9.17%	7.04%	8.18%	6.10%	13.30%	10.54%	10.51%	13.13%	10.41%
Total return before incentive fees (2)	-0.68%	1.00%	-1.29%	0.41%	6.39%	9.51%	9.51%	7.01%	8.82%
Total return after incentive fees (2)	-4.04%	-2.35%	-2.63%	-0.93%	2.56%	5.68%	5.68%	3.18%	4.99%

	Balanced Series					Tiverton/Graham/ Trasntrend Series (4)		Currency Series (5)
	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2010	$131.95	$116.36	$159.46	$133.66	$133.66	$110.46	$131.73	$79.09	$95.43
Net operating results:
Interest income	0.22	0.20	0.27	0.23	0.23	0.21	0.25	0.84	1.05
Expenses	(11.28)	(9.90)	(8.98)	(7.49)	(7.49)	(6.10)	(3.63)	(4.14)	(2.39)
Net gain/(loss) on investments, net of non-controlling interests	3.61	1.79	4.27	1.95	1.96	(13.55)	(16.51)	(5.31)	(6.48)

Net income/(loss)	(7.45)	(7.91)	(4.44)	(5.31)	(5.30)	(19.44)	(19.89)	(8.61)	(7.82)

Net asset value, December 31, 2011	$124.50	$108.45	$155.02	$128.35	$128.36	$91.02	$111.84	$70.48	$87.61

Ratios to average net assets (3)
Net investment gain/(loss)	2.74%	1.54%	2.68%	1.46%	1.47%	-12.26%	-12.53%	-6.71%	-6.79%
Expenses before incentive fees (6)	4.34%	4.30%	1.43%	1.40%	1.40%	5.47%	2.70%	5.24%	2.51%
Expenses after incentive fees (6)	8.55%	8.50%	5.63%	5.60%	5.61%	5.52%	2.76%	5.24%	2.51%
Total return before incentive fees (2)	-1.44%	-2.59%	1.42%	0.23%	0.24%	-17.54%	-15.04%	-10.89%	-8.19%
Total return after incentive fees (2)	-5.65%	-6.80%	-2.78%	-3.97%	-3.97%	-17.60%	-15.10%	-10.89%	-8.19%

	Winton Series		Winton/ Graham Series
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2010	$135.04	$153.99	$119.83	$144.04
Net operating results:
Interest income	1.17	1.35	0.60	0.73
Expenses	(10.05)	(6.87)	(8.68)	(6.35)
Net gain/(loss) on investments, net of non-controlling interests	14.97	17.35	(7.02)	(8.72)

Net income/(loss)	6.09	11.83	(15.10)	(14.34)

Net asset value, December 31, 2011	$141.13	$165.82	$104.73	$129.70

Ratios to average net assets (3)
Net investment gain/(loss)	11.09%	11.27%	-5.86%	-6.05%
Expenses before incentive fees (6)	5.93%	2.95%	6.54%	3.70%
Expenses after incentive fees (6)	7.44%	4.46%	7.25%	4.41%
Total return before incentive fees (2)	6.02%	9.19%	-11.90%	-9.25%
Total return after incentive fees (2)	4.51%	7.68%	-12.60%	-9.96%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using average net assets outstanding during the period prior to the effects of any non-controlling interest. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Formerly the Berkeley/Graham/Tiverton Series.
(5)	For the year ended December 31, 2011, 38.76% of the Currency Series’ Class 1 total return and 33.02% of the Currency Series’ Class 2 total return consists of a voluntary reimbursement by the managing owner for a realized investment loss. Excluding this item, total return would have been (14.12%) for Currency Series Class 1 and (6.58%) for Currency Series Class 2. Also for the year ended December 31, 2011, the inter-series payable and receivable was included in the above ratios to average net assets for the Currency Series. Excluding the inter-series payable/receivable, the net investment gain/(loss), expenses before incentive fees and expenses after incentive fees for Currency Series Class 1 would have been (7.46%), 3.91% and 3.91%, respectively, and (7.56%), 1.14% and 1.14% for Currency Series Class 2.
(6)	Expense ratios do not reflect interest allocated to the managing owner, as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2009	$96.80	$97.77	$94.46	$95.37	$113.77	$127.49	$127.49	$101.49	$102.48
Net operating results:
Interest income	1.90	1.94	1.80	1.83	1.86	2.13	2.17	1.70	1.74
Expenses	(8.97)	(6.97)	(8.13)	(6.01)	(14.74)	(13.03)	(13.24)	(13.47)	(10.61)
Net gain/(loss) on investments, net of non-controlling interests	13.85	13.72	14.83	14.62	31.84	36.67	36.84	28.24	27.57

Net income/(loss)	6.78	8.69	8.50	10.44	18.96	25.77	25.77	16.47	18.70

Net asset value, December 31, 2010	$103.58	$106.46	$102.96	$105.81	$132.73	$153.26	$153.26	$117.96	$121.18

Ratios to average net assets (3)
Net investment gain/(loss)	-7.17%	-4.98%	-6.54%	-4.25%	-11.33%	-8.39%	-8.39%	-11.33%	-8.39%
Expenses before incentive fees (5)	5.55%	3.36%	7.43%	5.14%	8.48%	5.54%	5.54%	8.48%	5.54%
Expenses after incentive fees (5)	9.09%	6.91%	8.40%	6.11%	12.97%	10.03%	10.03%	12.97%	10.03%
Total return before incentive fees (2)	12.71%	14.46%	12.57%	13.29%	17.47%	23.37%	30.76%	29.63%	30.88%
Total return after incentive fees (2)	9.17%	10.91%	11.60%	12.32%	12.98%	18.88%	26.27%	25.14%	26.39%

	Balanced Series					Tiverton/Graham/ Transtrend Series (4)		Currency Series
	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2009	$118.54	$105.50	$139.01	$117.60	$117.60	$104.65	$121.10	$78.00	$91.34
Net operating results:
Interest income	0.13	0.12	0.16	0.13	0.14	0.01	0.01	1.28	1.51
Expenses	(9.60)	(8.44)	(7.07)	(5.97)	(6.03)	(7.23)	(4.85)	(5.01)	(3.10)
Net gain/(loss) on investments, net of non-controlling interests	22.88	19.18	27.36	21.90	21.95	13.04	15.47	4.82	5.68

Net income/(loss)	13.41	10.86	20.45	16.06	16.06	5.81	10.63	1.09	4.09

Net asset value, December 31, 2010	$131.95	$116.36	$159.46	$133.66	$133.66	$110.46	$131.73	$79.09	$95.43

Ratios to average net assets (3)
Net investment gain/(loss)	-7.77%	-7.77%	-4.77%	-4.77%	-4.77%	-7.00%	-4.00%	-4.68%	-1.67%
Expenses before incentive fees (5)	4.11%	4.11%	1.10%	1.10%	1.10%	6.64%	3.64%	6.27%	3.27%
Expenses after incentive fees (5)	7.88%	7.88%	4.88%	4.88%	4.88%	7.01%	4.01%	6.27%	3.27%
Total return before incentive fees (2)	14.52%	11.01%	17.37%	16.69%	20.17%	5.46%	7.84%	1.84%	4.10%
Total return after incentive fees (2)	10.75%	7.24%	13.59%	12.91%	16.40%	5.09%	7.47%	1.84%	4.10%

	Winton Series		Winton/Graham Series
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2009	$117.57	$130.10	$110.06	$128.39
Net operating results:
Interest income	0.65	0.73	0.51	0.60
Expenses	(8.75)	(5.61)	(9.02)	(6.73)
Net gain/(loss) on investments, net of non-controlling interests	25.57	28.77	18.28	21.78

Net income/(loss)	17.47	23.89	9.77	15.65

Net asset value, December 31, 2010	$135.04	$153.99	$119.83	$144.04

Ratios to average net assets (3)
Net investment gain/(loss)	-6.47%	-3.46%	-7.65%	-4.65%
Expenses before incentive fees (5)	6.08%	3.08%	6.89%	3.89%
Expenses after incentive fees (5)	6.98%	3.98%	8.11%	5.11%
Total return before incentive fees (2)	14.76%	17.66%	9.66%	12.92%
Total return after incentive fees (2)	13.86%	16.75%	8.44%	11.70%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the weighted average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using weighted average net assets outstanding during the period prior to the effects of any non-controlling interest. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Formerly the Berkeley/Graham/Tiverton Series.
(5)	Expense ratios do not reflect interest allocated to the Managing Owner, as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of December 31, 2012 and December 31, 2011 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For The Year Ended December 31, 2012

Monthly average contracts:	Bought	Sold
Frontier Long/Short Commodity Series	17,179	18,323
Balanced Series	49,988	52,353
Frontier Masters Series	2,814	2,573

For The Year Ended December 31, 2011

Monthly average contracts:	Bought	Sold
Frontier Diversified Series	4,400	1,400
Frontier Long/Short Commodity Series	105,000	93,100
Balanced Series	25,300	34,300
Tiverton/Graham/Transtrend Series	5,500	2,800
Currency Series	1,650	21,400
Winton/Graham Series	16,500	3,500

The following tables summarize the trading revenues for the years ended December 31, 2012, 2011 and 2010 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Twelve Months Ended December 31, 2012 (1)

Type of contract	Frontier Long/Short Commodity Series	Frontier Masters Series	Balanced Series
Metals	$(22,904,111)	$499,038	$(6,598,240)
Currencies	(4,555,951)	381,343	6,700,871
Energies	(2,034,936)	(1,637,183)	(11,764,811)
Agriculturals	(3,235,035)	32,119	(5,356,166)
Interest rates	(13,264,367)	3,099,732	35,523,247
Stock indices	20,121,570	(569,140)	3,767,440

Realized trading income/(loss) (2)	$(25,872,829)	$1,805,910	$22,272,341

Net Change in Open Trade Equity from Futures, Forwards and Options for the Twelve Months Ended December 31, 2012 (1)

Type of contract	Frontier Long/Short Commodity Series	Frontier Masters Series	Balanced Series
Metals	$4,110,832	$(57,565)	$1,238,158
Currencies	17,923,206	(152,568)	266,655
Energies	(3,271,763)	(411,993)	(374,369)
Agriculturals	5,706,120	62,454	1,176,360
Interest rates	(4,123,443)	89,904	(1,837,810)
Stock indices	(163,136)	(306,529)	(365,831)

Change in unrealized trading income/(loss) (3)	$20,181,816	$(776,298)	$103,164

(1)	The Frontier Diversified Series, Tiverton/Graham/Transtrend Series (formerly known as Berkely/Graham/Tiverton Series), Winton/Graham Series and Winton Series participate in trading activities through equity in earnings/(loss) from trading companies. The Frontier Long/Short Commodity Series began consolidating Frontier Trading Company XVIII as of May 15, 2012 and the Balanced Series began consolidating the Frontier Trading Company XVIII prior to May 15, 2012. The Balanced Series consolidated Frontier Trading Company XXIII, LLLC as of July 7, 2012.
(2)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures, forwards and options.
(3)	Amounts recorded in the Statements of Operations under Net change in open trade equity (deficit).

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2011 (1)

Type of contract	Frontier Long/Short Commodity Series	Frontier Masters Series	Balanced Series
Metals	$(19,704,072)	$(11,149)	$5,574,604
Currencies	(92,524)	(1,465,976)	14,631,163
Energies	14,045,969	(1,134,274)	(6,415,781)
Agriculturals	10,091,145	(1,229,172)	(12,366,802)
Interest rates	211,370	1,121,985	50,568,346
Stock indices	545,082	(795,382)	391,606

Realized trading income/(loss) (2)	$5,096,970	$(3,513,968)	$52,383,136

Type of contract	Currency Series	Winton/Graham Series
Metals	$—	$1,144,332
Currencies	(142,069)	110,745
Energies	—	91,930
Agriculturals	—	1,912
Interest rates	—	391,518
Stock indices	—	(942,278)

Realized trading income/(loss) (2)	$(142,069)	$798,159

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2011 (1)

Type of contract	Frontier Long/Short Commodity Series	Frontier Masters Series	Balanced Series
Metals	$22,243,353	$17,541	$(7,332,702)
Currencies	64,835	439,872	(40,725,767)
Energies	(11,129,918)	101,217	1,141,915
Agriculturals	(7,448,903)	(204,311)	(11,128,623)
Interest rates	(709,473)	(893,143)	(5,106,082)
Stock indices	(265,307)	1,331,196	(6,925,069)

Change in unrealized trading income/(loss) (3)	$2,754,587	$792,372	$(70,076,328)

Type of contract	Currency Series	Winton/Graham Series
Metals	$—	$(619,217)
Currencies	(27,166)	(571,607)
Energies	—	12,279
Agriculturals	—	(371,424)
Interest rates	—	(285,680)
Stock indices	—	313,862

Change in unrealized trading income/(loss) (3)	$(27,166)	$(1,521,787)

(1)	The Frontier Diversified Series, Tiverton/Graham/Transtrend Series (formerly known as Berkeley/Graham/Tiverton Series), Currency Series, Winton/Graham Series, Frontier Long/Short Commodity Series, and Winton Series participate in trading activities through equity in earnings/(loss) from trading companies. The Balanced Series consolidated Frontier Trading Company XIV, LLC since June 20, 2011, Frontier Trading Company XVII, LLC since September 9, 2011, and Frontier Trading Company XVIII, LLC since October 24, 2011 . The Frontier Long/Short Series consolidated Frontier Trading Company VII, LLC since September 28, 2011. The Frontier Masters Series consolidated Frontier Trading Company XXI, LLC since March 1, 2011.
(2)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures, forwards and options.
(3)	Amounts recorded in the Statements of Operations under Net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2010 (1)

Type of contract	Frontier Diversified Series	Frontier Long/Short Commodity Series	Balanced Series
Metals	$906,825	$334,220	$8,897,940
Currencies	224,608	619,216	6,609,167
Energies	(725,644)	(32,272,414)	(1,878,859)
Agriculturals	(1,060,508)	6,407,717	607,231
Interest rates	1,444,587	(497,654)	10,538,167
Stock indices	(730,345)	1,379,261	2,968,760

Realized trading income/(loss) (2)	$59,523	$(24,029,654)	$27,742,406

Type of contract	Tiverton/Graham/ Transtrend Series	Currency Series	Winton/Graham Series
Metals	$644,922	$—	$410,013
Currencies	(2,509,333)	290,954	3,469,334
Energies	(77,310)	—	(3,365,670)
Agriculturals	1,932,614	—	1,842,657
Interest rates	5,148,691	—	8,589,224
Stock indices	(638,620)	—	(5,464,152)

Realized trading income/(loss) (2)	$4,500,964	$290,954	$5,481,406

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2010 (1)

Type of contract	Frontier Diversified Series	Frontier Long/Short Commodity Series	Balanced Series
Metals	$(1,808,138)	$282,667	$6,894,319
Currencies	842,676	(69,820)	(3,152,713)
Energies	(4,250)	24,029,702	3,465,690
Agriculturals	(390,911)	(5,585,339)	5,371,647
Interest rates	883,518	(201,571)	5,952,513
Stock indices	(227,989)	31,629	(1,071,787)

Unrealized trading income/(loss)(3)	$(705,094)	$18,487,268	$17,459,669

Type of contract	Tiverton/Graham/ Transtrend Series	Currency Series	Winton/Graham Series
Metals	$(2,788,785)	$—	$(2,364,922)
Currencies	6,807,535	54,015	8,948,879
Energies	(444,048)	—	(1,159,361)
Agriculturals	(791,698)	—	(1,491,247)
Interest rates	(357,453)	—	(1,541,855)
Stock indices	(80,013)	—	(1,774,544)

Unrealized trading income/(loss)(3)	$2,345,538	$54,015	$616,950

(1)	The Frontier Diversified Series, Frontier Masters Series, Tiverton/Graham/Transtrend Series, and Winton Series participate in trading activities through equity in earnings/(loss) from trading companies. Frontier Long/Short Commodity Series deconsolidated Frontier Trading Company VII, LLC as of January 31, 2010. The Balanced Series deconsolidated Frontier Trading Company XIV, LLC as of January 25, 2010 and Frontier Trading Company VI, LLC as of March 19, 2010. The Tiverton/Graham/Transtrend Series consolidated Frontier Trading Company VI, LLC on March 19, 2010 and thereafter. The Frontier Diversified Series, Balanced Series and Long/Short Series participate in trading activities through equity in earnings(loss) from the aforementioned deconsolidated trading companies.
(2)	In the Statements of Operations under Net realized gain(loss) on futures, forwards and options.
(3)	In the Statements of Operations under Net change in open trade equity (deficit), at fair value.

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

10. Indemnifications and Guarantees

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

The Trust has guaranteed the obligations of the trading companies under the customer agreements with UBS Securities as Clearing Broker. In the event that one Series of the Trust is unable to meet its obligations to UBS Securities, the assets of the other Series will be available to UBS Securities as part of the guarantee, but only to the extent of such Series’ pro rata allocation to the trading company.

11. Subsequent Events

Effective as of March 14, 2013, the Tiverton/Graham/Transtrend Series of the Trust became known as the Frontier Select Series, and the Winton/Graham Series of the Trust became known as the Frontier Heritage Series.

Report of Independent Registered Public Accounting Firm

To the Executive Committee and Unitholders

The Frontier Fund

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedules of investments, of The Frontier Fund (the Trust) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in owners’ capital, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Frontier Fund as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Denver, Colorado

April 1, 2013

The Frontier Fund

Consolidated Statements of Financial Condition

December 31, 2012 and 2011

	12/31/2012	12/31/2011
ASSETS
Cash and cash equivalents	$17,094,782	$27,452,803
U.S. Treasury securities, at fair value	18,001,322	78,760,003
Custom time deposits	311,468,033	358,276,083
Receivable from futures commission merchants	148,029,229	160,366,935
Open trade equity, at fair value	12,116,649	—
Swap contracts, at fair value	22,289,479	24,211,688
Investments in Berkeley Quantitative Colorado Fund LLC, at fair value	—	6,270,844
Prepaid service fees	140,203	310,430
Interest receivable	251,630	1,088,724
Other assets	35,043	96,247

Total Assets	$529,426,370	$656,833,757

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—	$6,556,700
Written options, at fair value	4,199,198	3,336,326
Pending owner additions	160,672	384,457
Owner redemptions payable	1,430,638	3,387,126
Incentive fees payable to Managing Owner	732,119	1,844,116
Management fees payable to Managing Owner	1,003,663	1,120,495
Interest payable to Managing Owner	569,115	717,850
Trading fees payable to Managing Owner	602,333	715,113
Trailing service fees payable to Managing Owner	652,500	806,690
Payables to related parties	38,925	1,733
Other liabilities	51,484	16,608

Total Liabilities	9,440,647	18,887,214

CAPITAL
Managing Owner Units	6,287,766	6,538,575
Limited Owner Units	513,697,957	631,407,968

Total Owners’ Capital	519,985,723	637,946,543

Non-Controlling Interests	—	—

Total Capital	519,985,723	637,946,543

Total Liabilities and Capital	$529,426,370	$656,833,757

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Condensed Schedule of Investments

December 31, 2012

Description	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various stock index futures contracts (U.S.)	$(708,671)	-0.14%
Various stock index futures contracts (Oceanic)	190,826	0.04%
Various stock index futures contracts (Mexico)	1,548	0.00%
Various stock index futures contracts (Far East)	3,549,518	0.68%
Various stock index futures contracts (Europe)	(1,746,507)	-0.34%
Various stock index futures contracts (Canada)	272,823	0.05%
Various stock index futures contracts (Africa)	97,909	0.02%
Various soft futures contracts (U.S.)	(2,211,954)	-0.43%
Various soft futures contracts (Europe)	(145,288)	-0.03%
Various soft futures contracts (Canada)	(335)	0.00%
Various precious metal futures contracts (U.S.)	(756,478)	-0.15%
Various interest rates futures contracts (U.S.)	(609,966)	-0.12%
Various interest rates futures contracts (Oceanic)	298,169	0.06%
Various interest rates futures contracts (Far East)	(428,542)	-0.08%
Various interest rates futures contracts (Europe)	2,592,153	0.50%
Various interest rates futures contracts (Canada)	(120,227)	-0.02%
Various energy futures contracts (U.S.)	13,149,004	2.53%
Various energy futures contracts (Far East)	462	0.00%
Various currency futures contracts (U.S.)	(2,156,861)	-0.41%
Various base metals futures contracts (U.S.)	(9,439)	0.00%
Various base metals futures contracts (Europe)	3,463,404	0.67%

Total Long Futures Contracts	$14,721,548	2.83%

OPTIONS PURCHASED *
Various stock index futures contracts (U.S.)	$439,170	0.08%
Various soft futures contracts (U.S.)	1,320,884	0.25%
Various precious metals futures contracts (U.S.)	711,000	0.14%
Various energy futures contracts (U.S.)	6,285,280	1.21%
Various currency futures contracts (U.S.)	2,901,488	0.56%
Various base metals futures contracts (Europe)	2,277,291	0.44%

Total Options Purchased	$13,935,113	2.68%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(76,900)	-0.01%
Various base metals futures contracts (Europe)	(7,712,906)	-1.48%
Various currency futures contracts (U.S.)	3,852,251	0.74%
Various currency futures contracts (Canada)	—	0.00%
Various currencey futures contracts (Far East)	684	0.00%
Various stock index futures contracts (U.S.)	(373,552)	-0.07%
Various stock index futures contracts (Europe)	86,644	0.02%
Various stock index futures contracts (Far East)	(630,695)	-0.12%
Various stock index futures contracts (Canada)	(6,159)	0.00%
Various soft futures contracts (U.S.)	2,445,673	0.47%
Various soft futures contracts (Europe)	122,990	0.02%
Various interest rates futures contracts (U.S.)	(385,887)	-0.07%
Various interest rates futures contracts (Oceanic)	(17,218)	0.00%

Description	Value	% of Total Capital (Net Asset Value)
Various interest rates futures contracts (Far East)	$197,000	0.04%
Various interest rates futures contracts (Europe)	(1,273)	0.00%
Various interest rates futures contracts (Canada)	81,091	0.02%
Various precious metal futures contracts (U.S.)	476,388	0.09%
Various energy futures contracts (U.S.)	(15,297,097)	-2.94%
Various energy futures contracts (Europe)	7,109	0.00%

Total Short Futures Contracts	$(17,231,857)	-3.29%

CURRENCY FORWARDS *
Various currency futures contracts	$691,845	0.13%

Total Currency Forwards	$691,845	0.13%

Total Open Trade Equity	$12,116,649	2.35%

OPTIONS WRITTEN *
Various stock index futures contracts (U.S.)	$(165,363)	-0.03%
Various soft futures contracts (U.S.)	(447,693)	-0.09%
Various precious metal futures contracts (U.S.)	(540,330)	-0.10%
Various currency futures contracts (U.S.)	(1,340,750)	-0.26%
Various base metals futures contracts (Europe)	(261,172)	-0.05%
Various energy futures contracts (U.S.)	(1,443,890)	-0.28%

Total Options Written	$(4,199,198)	-0.81%

SWAPS (1)
Frontier Balanced RCW-1 Swap (U.S.)	$17,785,733	3.42%
Frontier Balanced DB Swap (U.S.)	2,702,247	0.52%
Frontier Currency DB Swap (U.S.)	1,801,498	0.35%

Total Swaps	$22,289,478	4.29%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value
$36,700,000 U.S. Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039)	$18,001,322	3.46%

Total U.S. Treasury Securities	$18,001,322	3.46%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Consolidated Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Condensed Schedules of Investments

December 31, 2011

Description	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(1,511,157)	-0.24%
Various base metals futures contracts (Europe)	(4,401,353)	-0.69%
Various currency futures contracts (U.S.)	891,115	0.14%
Various currency futures contracts (Canada)	—	0.00%
Various currency futures contracts (Europe)	353,570	0.06%
Various currency futures contracts (Far East)	—	0.00%
Various energy futures contracts (U.S.)	(13,430,017)	-2.11%
Various energy futures contracts (Europe)	(3,481,430)	-0.55%
Various interest rates futures contracts (U.S.)	1,352,108	0.21%
Various interest rates futures contracts (Canada)	78,923	0.01%
Various interest rates futures contracts (Europe)	4,207,802	0.66%
Various interest rates futures contracts (Far East)	666,559	0.10%
Various precious metals futures contracts (U.S.)	(1,105,701)	-0.17%
Silver @ COMEX Settling 12/1/13 (Number of Contracts: 152)	(11,121,080)	-1.74%
Various precious metals futures contracts (Europe)	—	0.00%
Various soft futures contracts (U.S.)	(8,190,181)	-1.28%
Various soft futures contracts (Europe)	(3,750)	0.00%
Various soft futures contracts (Canada)	—	0.00%
Various stock index futures contracts (U.S.)	483,160	0.08%
Various stock index futures contracts (Canada)	5,579	0.00%
Various stock index futures contracts (Europe)	252,897	0.04%
Various stock index futures contracts (Far East)	(187,635)	-0.03%

Total Long Futures Contracts	(35,140,591)	-5.51%

OPTIONS PURCHASED *	11,933,138	1.87%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (US)	1,266,138	0.20%
Various base metals futures contracts (Europe)	5,601,385	0.88%
Various currency futures contracts (US)	70,134	0.01%
Various currency futures contracts (Canada)	—	0.00%
Various currency futures contracts (Europe)	851,771	0.13%
Various currency futures contracts (Far East)	3,727	0.00%
Various energy futures contracts (US)	(423,746)	-0.07%
Various energy futures contracts (Europe)	3,495,760	0.55%
Various energy futures contracts (Far East)	(1,195)	0.00%
Various interest rates futures contracts (US)	(1,533,678)	-0.24%
Various interest rates futures contracts (Canada)	4,052	0.00%
Various interest rates futures contracts (Europe)	(134,928)	-0.02%
Various interest rates futures contracts (Far East)	(94,959)	-0.01%
Various precious metals futures contracts (US)	3,257,794	0.51%
Various soft futures contracts (US)	3,561,139	0.56%
Various soft futures contracts (Europe)	575,766	0.09%
Various soft futures contracts (Far East)	(29,121)	0.00%
Various stock index futures contracts (US)	(2,153)	0.00%
Various stock index futures contracts (Canada)	(27,463)	0.00%

Description	Value	% of Total Capital (Net Asset Value)
Various stock index futures contracts (Europe)	$(398,770)	-0.06%
Various stock index futures contracts (Far East)	137,100	0.02%

Total Short Futures Contracts	16,178,751	2.52%

CURRENCY FORWARDS *	472,001	0.07%

Total Open Trade Equity	$(6,556,700)	-1.05%

OPTIONS WRITTEN*	(3,336,326)	-0.52%
SWAPS (1)	$6,504,931	1.02%
Total Return Option Basket Swap (Termination date 11/6/12)	17,706,757	2.78%

Total Swaps	$24,211,688	3.80%

Investment in Berkeley Quantitative Colorado Fund LLC (Cost of $8,487,603)	$6,270,844	0.98%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value
$36,500,000.00 US Treasury Note 3.875% due 02/15/2013 (Cost $38,125,391) (2)	$—	0.00%
$36,700,000.00 US Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039) (2)	—	0.00%

	$—	0.00%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statements of Operations

For the Years Ended December 31, 2012, 2011 and 2010

	12/31/2012	12/31/2011	12/31/2010
Investment income:
Interest—net	$5,824,751	$6,568,847	$5,989,281

Total Income	5,824,751	6,568,847	5,989,281

Expenses:
Incentive Fees	12,198,317	22,931,623	23,058,408
Management Fees	12,850,471	13,708,588	13,968,203
Service Fees—Class 1	10,354,157	14,480,515	17,074,297
Trading Fees	7,888,010	8,670,193	8,254,551

Total Expenses	43,290,955	59,790,919	62,355,459

Investment income/(loss)—net	(37,466,204)	(53,222,072)	(56,366,178)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(4,787,818)	145,646,477	105,722,234
Net change in open trade equity/(deficit)	17,630,808	(86,552,220)	34,563,870
Net realized gain/(loss) on swap contracts	(525,237)	(9,576,420)	509,662
Net unrealized gain/(loss) on swap contracts	(1,386,497)	(11,778,886)	14,287,024
Net realized gain/(loss) on U.S. Treasury securities	2,245,136	185,594	—
Net unrealized gain/(loss) on U.S. Treasury securities	(3,482,576)	(107,239)	1,842,780
Trading commissions	(7,746,611)	(7,960,245)	(10,194,355)
Net increase from payments by managing owner	—	390,589	—
Change in fair value of investments in unconsolidated trading companies	—	—	361,773
Net realized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	(2,172,987)	(135,775)	—
Net unrealized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	2,084,880	(2,238,083)	153,203

Net gain/(loss) on investments	1,859,098	27,873,792	147,246,191

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(35,607,106)	(25,348,280)	90,880,013

Less: Operations attributable to non-controlling interests	—	(591)	1,157,873

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(35,607,106)	$(25,347,689)	$89,722,140

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statement of Changes in Owners’ Capital

For the Years Ended December 31, 2012, 2011 and 2010

	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2009	$7,448,253	$736,024,875	$1,342	$743,474,470

Sale of Units	3,390,000	169,280,747	—	172,670,747
Redemption of Units	(2,210,000)	(117,218,204)	—	(119,428,204)
Change in control of ownership—Trading Companies	—	—	(11,390,610)	(11,390,610)
Contributions	—	—	10,239,857	10,239,857
Operations attributable to non-controlling interests	—	—	1,157,873	1,157,873
Net increase/(decrease) in Owners’
Capital resulting from operations	882,512	88,839,628	—	89,722,140

Owners’ Capital, December 31, 2010	9,510,765	876,927,046	8,462	886,446,273

Sale of Units	1,710,000	102,169,050	—	103,879,050
Redemption of Units	(4,488,776)	(322,533,853)	—	(327,022,629)
Distributions	—	—	(7,871)	(7,871)
Operations attributable to non-controlling interests	—	—	(591)	(591)
Net increase/(decrease) in Owners’ Capital resulting from operations	(193,414)	(25,154,275)	—	(25,347,689)

Owners’ Capital, December 31, 2011	6,538,575	631,407,968	—	637,946,543

Sale of Units	—	46,946,971	—	46,946,971
Redemption of Units	—	(129,300,685)	—	(129,300,685)
Net increase/(decrease) in Owners’
Capital resulting from operations	(250,809)	(35,356,297)	—	(35,607,106)

Owners’ Capital, December 31, 2012	$6,287,766	$513,697,957	$—	$519,985,723

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(35,607,106)	$(25,348,280)	$90,880,013
Adjustments to reconcile net increase/(decrease) in capital
resulting from operations to net cash provided by (used in)
operating activities:
Change in:
Net change in open trade equity	(18,673,349)	28,511,425	(6,846,087)
Net change in options written, at fair value	862,872	—	—
Net unrealized gain/(loss) on swap contracts	1,386,497	11,724,468	(14,287,024)
Net realized gain/(loss) on swap contracts	525,237	9,630,838	(509,662)
Net unrealized gain/(loss) on U.S. Treasury securities	3,482,576	624,520	(1,842,780)
Net realized gain/(loss) on U.S. Treasuries securities	(2,245,136)	(185,594)	555,749
Net increase in payments from Managing Owner	—	(390,589)	—
Net realized gain/(loss) on investment in Berkeley Colorado Quantitative Fund LLC	2,172,987	135,775	—
Net unrealized gain/loss on investment in Berkeley Colorado Quantitative Fund LLC	(2,084,880)	2,238,083	(157,099)
(Purchases) sales of:
Sales of swap contracts	—	66,705,656	9,250,733
(Purchases) of swap contracts	—	(7,004,112)	(18,184,063)
Sales of U.S. Treasury securities	59,521,241	—	—
(Purchases) of U.S. Treasury securities	—	—	(63,268,374)
Sales of custom time deposits	46,818,526	90,119,989	—
Sales of Berkeley Colorado Quantitative Fund LLC	6,182,737	1,512,397	—
(Purchases) of Berkeley Colorado Quantitative Fund LLC	—	—	(10,000,000)
Increase and/or decrease in:
Receivable from futures commission merchants	12,337,706	57,688,055	(93,266,222)
Control of ownership of trading companies	—	—	(11,390,610)
Contributions to trading companies	—	—	10,239,857
Distributions from trading companies	—	(7,871)	—
Prepaid service fees	170,227	356,824	651,267
Interest receivable	837,094	(7,833)	544
Receivable from related parties	—	—	4,915
Other assets	61,203	(76,633)	(19,614)
Incentive fees payable to Managing Owner	(1,111,997)	(5,489,678)	5,616,497
Management fees payable to Managing Owner	(116,832)	(14,526)	466,598
Interest payable to Managing Owner	(148,735)	123,890	305,775
Trading fees payable to Managing Owner	(112,780)	5,849	395,587
Trailing service fees payable to Managing Owner	(154,190)	98,856	322,176
Payables to related parties	37,192	(214,272)	216,005
Other liabilities	34,876	(21,498)	19,269

Net cash provided by (used in) operating activities	74,175,966	230,715,739	(100,846,550)

Cash Flows from Financing Activities:
Proceeds from sale of capital	46,946,971	103,879,050	172,670,747
Payment for redemption of capital	(129,300,685)	(327,022,629)	(119,428,204)
Pending owner additions	(223,785)	(581,868)	(2,677,385)
Redemptions payable	(1,956,488)	2,469,961	249,337

Net cash provided by (used in) financing activities	(84,533,987)	(221,255,486)	50,814,495

Net increase (decrease) in cash and cash equivalents	(10,358,021)	9,460,253	(50,032,055)

Cash and cash equivalents, beginning of period	27,452,803	17,992,550	68,024,605

Cash and cash equivalents, end of period	$17,094,782	$27,452,803	$17,992,550

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

The Trust has nine (9) separate and distinct Series of Units issued and outstanding: Frontier Diversified Series, Frontier Masters Series, Frontier Long/Short Commodity Series, Balanced Series, Tiverton/Graham/Transtrend Series (formerly Berkeley/Graham/Tiverton Series), Currency Series, Winton Series, Winton/Graham Series and TBG Institutional Series (each a “Series” and collectively, the “Series”). The TBG Institutional Series is a private series of the Trust and has been consolidated within the Trust financial statements and notes to the financial statements. The Trust financial statements are comprised of unitized Series which are consolidated into the Trust financial statements. However, the consolidated Trust does not issue units.

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

•

maintains each Series of Units in three or six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of Selling Agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1 a of such Series, is prepaid to Equinox Fund Management, LLC (the “Managing Owner”) by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1 a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Series, and Frontier Masters Series or Class 2a Units of the Frontier Long/Short Commodity Series) sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents; and

•

all payments made to Selling Agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 281 0(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Series or Balanced Series will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of December 31, 2012, the Trust, with respect to the Frontier Diversified Series, Frontier Masters Series, Tiverton/Graham/Transtrend Series, Currency Series, Winton Series and Winton/Graham Series separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Balanced Series, and Frontier Long/Short Commodity Series separates Units into six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of certificates of deposit, custom time deposits and U.S. Treasury securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

Each Series of the Trust may invest a portion of its assets in a single Trading Company or in several different Trading Companies and may have multiple Trading Advisors that manage the assets invested in such Trading Companies.

In November 2010, the Tiverton/Graham/Transtrend Series of the Trust invested a portion of its assets in Berkeley Quantitative Colorado Fund LLC, an unaffiliated company, managed by an affiliate of Berkeley Quantitative L.P. Through this investment, Berkeley Quantitative L.P. became a commodity trading advisor to the Trust. The investment was liquidated March 20, 2012.

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

Consolidation—Each Series of the Trust invests in Trading Companies who authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses, all of which is allocated to the Series. The Trading Companies and Series of the Trust are consolidated by the Trust.

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

Use of Estimates—The preparation of financial statements in conformity with GAAP may require the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The valuation of swap contracts requires significant estimates as well as the valuation of certain other investments. Please refer to Note 3 for discussion of valuation methodology. Actual results could differ from these estimates and such differences could be material.

Cash and Cash Equivalents—Cash and cash equivalents include cash and overnight investments in interest-bearing demand deposits held at banks with original maturities of three months or less.

Interest Income—Aggregate interest income from all sources, including assets held at Futures Commission Merchants (“FCM”), up to the first two percentage points or 20% of the aggregate percentage yield (annualized) is paid to the Managing Owner. All interest not paid to the Managing Owner is interest income to the Trust.

U.S. Treasury Securities—U.S. Treasury Securities are reported at fair value as Level 1 inputs under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Trust values U.S. Treasury Securities at fair value and records the daily change in value in the consolidated statements of operations as net unrealized gain/(loss) on U.S. Treasury securities. Accrued interest is reported on the consolidated statements of financial condition as interest receivable.

Custom Time Deposits—Custom time deposits are structured deposit agreements with U.S. Bank National Association that earn a guaranteed fixed interest rate between 2.17% and 3.75% , mature nine months from the deposit date and are subject to automatic six-month rollovers through October 2015. Custom time deposits were purchased on April 1, 2010, September 15, 2009, October 21, 2008 and October 30, 2008. Interest is paid monthly or at least every nine months. Unscheduled withdrawals will be subject to certain penalties and other costs of up to 1.0% of the amount deposited if withdrawn within the first nine months from the deposit date. The withdrawal fee is set at 0.225% for the period from nine months to one year subsequent to the deposit date and decreases by .05% increments for each year thereafter through the maturity date. In May 2011, July 2011, August 2011 and January 2012, October 2012, and November 2012, the Trust, redeemed approximately $25 million, $25 million, $50 million $25 million and $16 million, respectively, in custom time deposits held with U.S. Bank N.A which represented a full liquidation of the 2.17% investment tranche and an additional $25 million of the 3.17% tranche. Custom time deposits are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. The Trust values the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.50 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to ASC 820.

Credit Default Swaps— The Series of the Trust invested in credit default swaps for the purpose of mitigating part of the risk of concentration of deposits with U.S. Bank National Association to other major financial institutions. See Note 4. Credit Default Swaps were allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. Credit Default Swaps were reported at fair value based upon counterparty value per the valuation policy. The Series of the Trust recorded the daily change in fair value in the statements of operations as net unrealized gain/(loss) on swap contracts. All Credit Default Swaps expired during March 2012.

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

Investments and Swaps—The Trust records investment transactions on a trade date basis and all investments are recorded at fair value, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. The Trust strategically invest a portion or all of their assets in total return Swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investment or instrument. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts are reported utilizing Level 3 Inputs. The significant unobservable inputs used in the fair value measurement of the Trust’s Swap contracts are asset liquidity, debt valuation, credit risk, volatility, market risk, distributions, dividends, risk premiums, and other risk management tools. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Swap Contracts are reported at fair value based upon a weekly indicative value that is calculated by management using bid/ask prices from the counterparty. This fair value is corroborated by valuations provided by a third party pricing service. The third party pricing service utilizes a Black Scholes pricing model with input adjustments factoring in volatility and liquidity of the instruments. All valuation processes are monitored by the valuation committee of the Managing Owner. Please refer to Note 3 Fair Value Measurements.

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the years ended December 31, 2012, 2011 and 2010. The 2009 through 2012 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Service Fees—The Trust maintains each Series of Units in three or six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Series, and Frontier Masters Series or Class 2a Units of the Frontier Long/Short Commodity Series) sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents.

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

Recently Adopted Accounting Pronouncements—In May 2011, the FASB issued ASU No. 2011-04 which provides guidance pertaining to fair value measurement that included a common definition of fair value and information to assist reporting entities to measure and disclose fair value with regards to U.S. GAAP and International Financial Reporting Standards (“IFRS”) convergence issues. This guidance became effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. Adoption of ASU 2011-04 on January 1, 2012 did not have a material impact on the Series’ statements of financial condition, results of operations and cash flows.

Recently Issued Accounting Pronouncements—In November of 2011, FASB issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January, 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material impact on the Trust’s financial position or results of operations.

Subsequent Events—The Trust follows the provisions of ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and up through the date the financial statements are issued. Refer to Note 10.

3. Fair Value Measurements

In connection with the valuation of investments the Trust applies ASC 820, Fair Value Measurement (“ASC 820”). ASC 820 provides clarification that when a quoted price in an active market for the identical asset or liability is not available, a reporting entity is required to measure fair value using certain techniques. ASC 820 also clarifies that when estimating the fair value of an asset or liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of an asset or liability. ASC 820 also clarifies that both a quoted price in an active market for the identical asset or liability at the measurement date and the quoted price for the identical asset or liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.

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

The Trust uses the following methodologies to value instruments within its financial asset portfolio at fair value:

Trading Securities. These instruments include U.S. Treasury securities and open trade equity positions (futures contracts) that are actively traded on public markets with quoted pricing for corroboration. U.S. Treasury securities and futures contracts are reported at fair value using Level 1 inputs. Trading securities instruments further include open trade equity positions (trading options and currency forwards) that are quoted prices for identical or similar assets that are not traded on active markets. Trading options and currency forwards are reported at fair value using Level 2 inputs.

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Each Series also owned a portion of the Credit Default Swaps (“CDS”) based upon ownership percentages of the cash management pool. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value based upon daily reports from the counterparty. The valuation of swap contracts requires significant estimates utilizing Level 3 Inputs corroborated by management through the use of a third party pricing service (“pricing service”). The pricing service, utilizing proprietary model-intensive methodologies, selects and implements the pricing model appropriate for each swap valuation. The pricing service does not provide detail of the pricing model to management. The Managing Owner through the Valuation Committee charted by the Executive Committee of the Trust, engages, via inquiry and review of methodology documentation, with the service provider to gain an understanding of the valuation model selected; the components of the model, both observable and unobservable; and quality control testing procedures in place. The Valuation committee meets on a monthly basis and as needed to discuss any updates or changes in the valuation process, reporting to the Executive Committee. The pricing service’s methodology includes performance of tolerance testing on its valuation models to ensure consistency and reasonableness of the values derived. The tolerance testing includes valuing the components of the product separately, i.e. underlying asset, volatility, financing rates, and so forth. The tolerance testing is part of the initial valuation setup and throughout the ongoing daily valuation process. The pricing service also has several layers of quality control including: engineering / reverse engineering process to understand each swap and its’ subcomponent parts fully; comparative analysis against other valuations performed with similar composition and characteristics; review of output valuation against expectations based on observable price movements of underlying futures; and lastly, periodic review by senior financial engineer to ensure design and function of model is stable and perform as expected.

The Managing Owner has chartered a valuation committee to provide oversight of the valuation process for the Series. The valuation committee meets at least monthly to discuss the valuation process and any valuation issues that may arise. The valuation committee is comprised of senior members of the Managing Owner’s management team with varying areas of expertise that add value to the committee. The valuation committee reports to both the Managing Owner’s Investment Oversight and Risk Committee and the Trust’s Executive Committee. The committee further remains in communication with the Managing Owner’s Due Diligence Committee that provides ongoing counterparty risk monitoring of the swap counterparties. The committee monitors daily pricing valuation provided by the swap counterparty and daily valuation provided by the third party pricing service to ensure the change in fair value is reasonable and valuations are in accordance with current regulations and best practices. The committee may request a price challenge if the daily valuation provided by the counterparty valuations differs significantly from the valuation obtained by the pricing service. The Managing Owner’s valuation committee monitors some additional input factors such as liquidity, volatility, and counterparty risk in order to further review the valuations provide by the pricing service.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$(2,510,310)	$14,626,959	$—	$12,116,649
Swap Contracts	—	—	22,289,478	22,289,478
U.S. Treasury Securities	18,001,322	—	—	18,001,322
Written Options	—	(4,199,198)	—	(4,199,198)

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$(18,489,839)	$11,933,139	$—	$(6,556,700)
Swap Contracts	—	—	24,211,688	24,211,688
U.S. Treasury Securities	78,760,003	—	—	78,760,003
Written Options	—	(3,336,326)	—	(3,336,326)

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

For the Year Ended December 31, 2012
Balance of recurring Level 3 assets as of January 1, 2012	$24,211,688
Total gains or losses (realized/unrealized):	—
Included in earnings-realized	(525,237)
Included in earnings-unrealized	(1,386,497)
Purchases of investments	—
Sales of swap contracts	(10,476)
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2012	$22,289,478

For the Year Ended December 31, 2011
Balance of recurring Level 3 assets as of January 1, 2011	$104,877,949
Total gains or losses (realized/unrealized):
Included in earnings-realized	(9,630,838)
Included in earnings-unrealized	(11,724,468)
Purchases of investments	7,004,112
Sales of investments	(66,705,656)
Transfers in and/or out of Level 3	—
Net increase in payments from Managing Owner	390,589

Balance of recurring Level 3 assets as of December 31, 2011	$24,211,688

The Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the year ended December 31, 2012, the Trust transferred currency forwards from Level 1 assets to Level 2 assets

4. Swaps

In addition to authorizing Trading Advisors to manage pre-determined investment levels of futures and forward contracts, certain Series of the Trust will strategically invest a portion or all of their assets in total return swaps, selected at the direction of the Managing Owner. Total return Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical total return Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities.

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2012 and December 31, 2011, approximately 4.0% and 5.0%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

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

The Trust has invested in the following Swaps as of December 31, 2012:

	Credit Default Swap	Credit Default Swap	Option/Swap	Total Return Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale	DeutscheBank
Notional Amount	$0	$0	$20,486,403	$23,551,287
Termination Date	3/20/2012	3/20/2012	11/21/2014	6/30/2016
Investee Returns	On Default	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$(407,283)	$(117,954)	$0	$0

Unrealized Gain/(Loss)	$(215,874)	$117,954	$78,977	$(1,367,554)

Fair Value as of 12/31/2012	$0	$0	$17,785,733	$4,503,745

The Trust has invested in the following Swaps as of December 31, 2011:

	Credit Default Swap	Credit Default Swap	Credit Default Swap	Option	Total Return Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale	Societe Generale	DeutscheBank
Notional Amount	$623,160	$0	$0	$14,129,540	$23,551,287
Termination Date	3/20/2012	3/20/2012	12/20/2011	11/6/2012	6/30/2016
Investee Returns	On Default	On Default	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—	$6,689,123	$—

Unrealized Gain/(Loss)	$213,160	$(120,458)	$—	$(18,838,844)	$(368,228)

Fair Value as of 12/31/2011	$623,159	$—	$—	$17,706,757	$5,881,772

5. Transactions with Affiliates

The Managing Owner contributes funds to the Trust in order to have a 1% interest in the aggregate capital, profits and losses and in return will receive units designated as general units in the Series of the Trust in which the Managing Owner invests such funds. The general units may only be purchased by the Managing Owner and may be subject to no advisory fees or management advisory fees at reduced rates. Otherwise, the general units hold the same rights as the limited units. The Managing Owner is required to maintain at least a 1% interest (“Minimum Purchase Commitment”) in the aggregate capital, profits and losses of the Trust so long as it is acting as the Managing Owner of the Trust. Such contribution was made by the Managing Owner before trading commenced for the Trust and will be maintained throughout the existence of the Trust, and the Managing Owner will make such purchases as are necessary to effect this requirement. Additionally, the Managing Owner agreed with certain regulatory bodies to maintain a 1% interest specifically in the Balanced Series Class 1 a Units and Balanced Series Class 2a Units, aggregated, and each of the Frontier Long/Short Commodity Series, Frontier Diversified Series, and Frontier Masters Series. The 1% interest in these specific Series of the Trust is included in computing the Minimum Purchase Commitment in aggregate capital. In addition to the general units the Managing Owner receives in respect of its Minimum Purchase Commitment, the Managing Owner may purchase limited units in any Series as a Limited Owner. Principals of the Managing Owner or affiliates are allowed to own beneficial interests in the Trust, as well. All units purchased by the Managing Owner are held for investment purposes only and not for resale. The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner. The Trust has and will continue to have certain relationships with the Managing Owner and its affiliates.

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

Incentive Fees—Some Series of the Trust pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series, Winton/Graham Series, Tiverton/Graham/Transtrend Series, Currency Series and Frontier Long/Short Commodity Series may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Balanced Series and the Frontier Diversified Series and 20% for the Winton Series, Currency Series, Winton/Graham Series, Tiverton/Graham/Transtrend Series, Frontier Long/Short Commodity Series and Frontier Masters Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Service Fees—In addition, with respect to Class 1 and Class 1a Units of each Series of the Trust, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee up to 3% annually, which the Managing Owner pays to selling agents of the Trust.

As of December 31, 2012, the Trust has a payable to the Managing Owner in the amounts of $732,119, $1,003,663, $569, 115, $602,333 and $652,500 for incentive fees, management fees, interest, trading fees, and trailing service fees, respectively. As of December 31, 2011, the Trust has a payable to the Managing Owner in the amounts of $1,844,116, $1,120,495, $717,850, $715,113 and $806,690 for incentive fees, management fees, interest, trading fees, and trailing service fees, respectively.

For the year ended December 31, 2012, the Trust paid the Managing Owner $12,198,317, $12,850,471, $10,354,157 and $7,888,010 for incentive fees, management fees, service fees, and trading fees, respectively. For the year ended December 31, 2011, the Trust paid the Managing Owner $22,931,623, $13,708,588, $14,480,515 and $8,670,193 for incentive fees, management fees, service fees, and trading fees, respectively. For the year ended December 31, 2010, the Trust paid the Managing Owner $23,058,408, $13,968,203, $17,074,297 and $8,254,551 for incentive fees, management fees, service fees, and trading fees, respectively.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the year ended December 31, 2012 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $2,096.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Berkeley/Graham/Tiverton Series, Currency Series and Winton/Graham Series. For the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, and Balanced Series (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. During the year ended December 31, 2012, and 2011 the Trust, with respect to the Series, paid $5,748,014 and $7,197,876, respectively, of such interest income to the Managing Owner. Such expenses are not included in the statements of operations of the Series.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $465,858 and $1,890,452, respectively for the year ended December 31, 2012, and 2011. This agreement ended April 19, 2012.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $2,627,888 and $3,402,814, respectively, for year ended December 31, 2012, and 2011.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner paid $437,245, $0 and $0 respectively, for the years ended December 31, 2012, 2011 and 2010.

Equinox Group Distributors, LLC, an affiliate of the Managing Owner under common control, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

6. Financial Highlights

The following information presents the financial highlights of the Trust for the years ended December 31, 2012, 2011 and 2010. This data has been derived from the information presented in the consolidated financial statements.

	2012	2011	2010
Ratios to average net assets (1)
Net investment income/(loss) (1)	-6.41%	-6.98%	-6.92%
Expenses before incentive fees	5.32%	4.84%	4.82%
Expenses after incentive fees	7.41%	7.84%	7.65%

Total return before incentive fees	-4.01%	-0.32%	13.84%
Total return after incentive fees	-6.09%	-3.33%	11.01%

(1)	Annualized with the exception of incentive fees.
(2)	Computed using average net assets outstanding during the period. Total returns not annualized.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

7. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of December 31, 2012 and 2011 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the years ended December 31, 2012 and 2011, the monthly average of futures contracts bought was approximately 69,300 and 205,000, respectively and sold was approximately 68,200 and 232,100, respectively. The following tables summarize the trading revenues for the years ended December 31, 2012 and 2011 approximately by contract:

The following tables summarize the trading revenues for the years ended December 31, 2012, 2011, and 2010.

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2012 (1)

Type of contract
Metals	$(22,838,438)
Currencies	(2,494,663)
Energies	(27,005,365)
Agriculturals	3,256,857
Interest rates	35,056,534
Stock indices	9,237,257

Realized trading income/(loss) (1)	$(4,787,818)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2012 (2)

Type of contract
Metals	$1,556,325
Currencies	18,010,199
Energies	(3,566,647)
Agriculturals	(2,041,315)
Interest rates	2,248,451
Stock indices	1,423,795

Change in unrealized trading income/(loss) (2)	$17,630,808

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2011 (2)

Type of contract
Metals	$11,612,828
Currencies	34,838,054
Energies	35,782,228
Agriculturals	13,881,212
Interest rates	28,920,221
Stock indices	20,611,934

Realized trading income/(loss) (2)	$145,646,477

Unrealized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2011 (1)

Type of contract
Metals	$(9,104,684)
Currencies	(39,279,686)
Energies	611,935
Agriculturals	(18,764,970)
Interest rates	(8,749,367)
Stock indices	(11,265,448)

Unrealized trading income/(loss) (1)	$(86,552,220)

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2010 (2)

Type of contract
Metals	$14,579,597
Currencies	19,812,288
Energies	2,633,175
Agriculturals	46,752,288
Interest rates	14,743,765
Stock indices	7,201,121

Realized trading income/(loss) (2)	$105,722,234

Unrealized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2010 (1)

Type of contract
Metals	$4,546,830
Currencies	12,256,088
Energies	25,386,546
Agriculturals	(11,784,078)
Interest rates	1,744,734
Stock indices	2,413,750

Unrealized trading income/(loss) (1)	$34,563,870

(1)	Amounts recorded in the consolidated statement of operations under net realized gain/(loss) on futures, forwards and options.
(2)	Amounts recorded in the consolidated statement of operations under net change in open trade equity (deficit), at fair value.

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

9. Indemnifications and Guarantees

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

The Trust has guaranteed the obligations of the trading companies under the customer agreements with UBS Securities as Clearing Broker. In the event that one Series of the Trust is unable to meet its obligations to UBS Securities, the assets of the other Series will be available to UBS Securities as part of the guarantee, but only to the extent of such Series’ pro rata allocation to the trading company.

10. Subsequent Events

Subsequent Review

Effective as of March 14, 2013, the Tiverton/Graham/Transtrend Series of the Trust became known as the Frontier Select Series, and the Winton/Graham Series of the Trust became known as the Frontier Heritage Series.

Report of Independent Registered Public Accounting Firm

To the Frontier Fund,

as sole member of the Trading Companies

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of the Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company III LLC, Frontier Trading Company V LLC, Frontier Trading Company VI LLC, Frontier Trading Company VII, LLC, Frontier Trading Company VIII, LLC, Frontier Trading Company IX, LLC, Frontier Trading Company X, LLC, Frontier Trading Company XI, LLC, Frontier Trading Company XII, LLC, Frontier Trading Company XIV, LLC, Frontier Trading Company XV, LLC, Frontier Trading Company XVII, LLC, Frontier Trading Company XVIII, LLC, Frontier Trading Company XXI, LLC and Frontier Trading Company XXIII, LLC (collectively, the Trading Companies) as of December 31, 2012 and 2011, and the related statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Trading Companies management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trading Companies are not required to have, nor were we engaged to perform an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trading Companies’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company III LLC, Frontier Trading Company V LLC, Frontier Trading Company VI LLC, Frontier Trading Company VII, LLC, Frontier Trading Company VIII, LLC, Frontier Trading Company IX, LLC, Frontier Trading Company X, LLC, Frontier Trading Company XI, LLC, Frontier Trading Company XII, LLC, Frontier Trading Company XIV, LLC, Frontier Trading Company XV, LLC, Frontier Trading Company XVII, LLC, Frontier Trading Company XVIII, LLC, Frontier Trading Company XXI, LLC, and Frontier Trading Company XXXIII, LLC, as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Denver, Colorado

April 1, 2013

The Trading Companies of the Frontier Fund

Statements of Financial Condition

December 31, 2012 and 2011

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company III LLC
	12/31/2012	12/31/2011	12/31/2012	12/31/2011	12/31/2012	12/31/2011
ASSETS
Receivable from futures commission merchants	$43,439,427	$44,352,814	$20,525,159	$13,281,065	$—	$—
Open trade equity, at fair value	1,216,745	295,708	1,499,438	4,042,808	—	—
Swap contracts, at fair value	17,785,734	17,706,757	—	—	—	—
Interest receivable	—	—	2,882	—	—	—

Total Assets	$62,441,906	$62,355,279	$22,027,479	$17,323,873	$—	$—

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$—
Interest payable	6,479	—	—	—	—	—
Options written, at fair value	165,363	444,255	—	9,873	—	—
Open trade deficit, at fair value	—	—	—		—	—

Total Liabilities	171,842	444,255	—	9,873	—	—

MEMBERS’ EQUITY (Net Asset Value)	62,270,064	61,911,024	22,027,479	17,314,000	—	—

Total Liabilities and Members’ Equity	$62,441,906	$62,355,279	$22,027,479	$17,323,873	$—	$—

	Frontier Trading Company V LLC		Frontier Trading Company VI LLC		Frontier Trading Company VII, LLC
	12/31/2012	12/31/2011	12/31/2012	12/31/2011	12/31/2012	12/31/2011
ASSETS
Receivable from futures commission merchants	$14,732,606	$19,418,926	$—	$—	$12,684,556	$47,822,021
Open trade equity, at fair value	1,311,171	1,438,257	—	—	—	—
Swap contracts, at fair value	—	—	—	—	—	—
Interest receivable	2,181	—	—	—	—	—

Total Assets	$16,045,958	$20,857,183	$—	$—	$12,684,556	$47,822,021

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$—
Interest payable	—	—	—	—	100	—
Open trade deficit, at fair value	—	—	—	—	905,196	25,934,678
Options written, at fair value	—	—	—	—	928,690	—

Total Liabilities	—	—	—	—	1,833,986	25,934,678

MEMBERS’ EQUITY (Net Asset Value)	16,045,958	20,857,183	—	—	10,850,570	21,887,343

Total Liabilities and Members’ Equity	$16,045,958	$20,857,183	$—	$—	$15,585,876	$47,822,021

The Trading Companies of the Frontier Fund

Statements of Financial Condition

December 31, 2012 and 2011

	Frontier Trading Company VIII, LLC		Frontier Trading Company IX, LLC		Frontier Trading Company X, LLC
	12/31/2012	12/31/2011	12/31/2012	12/31/2011	12/31/2012	12/31/2011
ASSETS
Receivable from futures commission merchants	$—	$—	$—	$4,767,402	$—	$—
Open trade equity, at fair value	—	—	—	444,769	—	—
Swap contracts, at fair value	—	—	—	—	—	—
Interest receivable	—	—	—	—	—	—

Total Assets	$—	$—	$—	$5,212,171	$—	$—

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$—
Interest payable	—	—	—	—	—	—
Open trade deficit, at fair value	—	—	—	—	—	—

Total Liabilities	—	—	—	—	—	—

MEMBERS’ EQUITY (Net Asset Value)	—	—	—	5,212,171	—	—

Total Liabilities and Members’ Equity	$—	$—	$—	$5,212,171	$—	$—

	Frontier Trading Company XI, LLC		Frontier Trading Company XII, LLC		Frontier Trading Company XIV, LLC
	12/31/2012	12/31/2011	12/31/2012	12/31/2011	12/31/2012	12/31/2011
ASSETS
Receivable from futures commission merchants	$—	$—	$—	$—	$45,275,485	$12,159,223
Open trade equity, at fair value	—	—	—	—	—	—
Swap contracts, at fair value	—	—	—	—	—	—
Interest receivable	—	—	—	—	—	—

Total Assets	$—	$—	$—	$—	$45,275,485	$12,159,223

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$—
Interest payable	—	—	—	—	8,724	—
Open trade deficit, at fair value	—	—	—	—	2,120,437	238,949
CTA fees payable	—	—	—	—	—	—

Total Liabilities	—	—	—	—	2,129,161	238,949

MEMBERS’ EQUITY (Net Asset Value)	—	—	—	—	43,146,324	11,920,274

Total Liabilities and Members’ Equity	$—	$—	$—	$—	$45,275,485	$12,159,223

The Trading Companies of the Frontier Fund

Statements of Financial Condition

December 31, 2012 and 2011

	Frontier Trading Company XV, LLC		Frontier Trading Company XVII, LLC (1)		Frontier Trading Company XVIII, LLC (1)
	12/31/2012	12/31/2011	12/31/2012	12/31/2011	12/31/2012	12/31/2010
ASSETS
Receivable from futures commission merchants	$5,953,949	$6,632,990	$—	$—	$2,087,026	$6,810,086
Open trade equity, at fair value	10,798,086	12,006,820	—	—	85,660	596,193
Swap contracts, at fair value	—	—	4,503,744	5,881,772	—	—
Interest receivable	—	—	—	—	—	—

Total Assets	$16,752,035	$18,639,810	$4,503,744	$5,881,772	$2,172,686	$7,406,279

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$—
Interest payable	2,114	—	—	—	508	—
Open trade deficit, at fair value	—	—	—	—	—	—
Options written, at fair value	3,105,144	2,882,198	—		—	—
CTA fees payable	—	—	—	—	—	—

Total Liabilities	3,107,258	2,882,198	—	—	508	—

MEMBERS’ EQUITY (Net Asset Value)	13,644,777	15,757,612	4,503,744	5,881,772	2,172,178	7,406,279

Total Liabilities and Members’ Equity	$16,752,035	$18,639,810	$4,503,744	$5,881,772	$2,172,686	$7,406,279

	Frontier Trading Company XXI, LLC (1)		Frontier Trading Company XXIII, LLC (2)
	12/31/2012	12/31/2011	12/31/2012
ASSETS
Receivable from futures commission merchants	$—	$5,107,786	$3,343,890
Open trade equity, at fair value	—	792,372	231,181
Swap contracts, at fair value	—	—	—
Interest receivable	—		—

Total Assets	$—	$5,900,158	$3,575,071

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—	$—
Interest payable	—	—	7
Open trade deficit, at fair value	—	—	—
CTA fees payable	—	—	—

Total Liabilities	—	—	7

MEMBERS’ EQUITY (Net Asset Value)	—	5,900,158	3,575,064

Total Liabilities and Members’ Equity	$—	$5,900,158	$3,575,071

(1)	Trading Companies XVII, XVIII and XXI commenced trading operations in July, October and March 2011, respectively.
(2)	Trading Company XXIII commenced trading operations in January 2012.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedules of Investments

December 31, 2012

	Frontier Trading		Frontier Trading		Frontier Trading
	Company I LLC		Company II LLC		Company V LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$7,365	0.01%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	720,704	1.16%	(144,905)	-0.66%	(98,821)	-0.62%
Various currency futures contracts (U.S.)	(182,892)	-0.29%	(113,013)	-0.51%	13,675	0.09%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	245,018	0.39%	67,308	0.31%	223,867	1.40%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	62,239	0.10%	(175,589)	-0.80%	(53,826)	-0.34%
Various interest rates futures contracts (Canada)	(11,662)	-0.02%	(3,901)	-0.02%	(40,238)	-0.25%
Various interest rates futures contracts (Europe)	1,501,657	2.41%	686,914	3.12%	362,878	2.26%
Various interest rates futures contracts (Far East)	(148,357)	-0.24%	(156,960)	-0.71%	(121,683)	-0.76%
Various interest rates futures contracts (Oceanic)	270,774	0.43%	22,721	0.10%	(49,995)	-0.31%
Various precious metals futures contracts (U.S.)	52,557	0.08%	(528,695)	-2.40%	—	0.00%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(385,110)	-0.62%	(169,264)	-0.77%	—	0.00%
Various soft futures contracts (Europe)	(131,803)	-0.21%	(1,319)	-0.01%	(12,451)	-0.08%
Various soft futures contracts (Canada)	—	0.00%	492	0.00%	—	0.00%
Various soft futures contracts (Far east)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Africa)	82,200	0.13%	10,164	0.05%	—	0.00%
Various stock index futures contracts (U.S.)	9,400	0.02%	(279,035)	-1.27%	15,159	0.09%
Various stock index futures contracts (Canada)	164,431	0.26%	12,329	0.06%	—	0.00%
Various stock index futures contracts (Europe)	(491,204)	-0.79%	(230,942)	-1.05%	(206,092)	-1.28%
Various stock index futures contracts (Far East)	485,551	0.78%	957,656	4.35%	1,389,781	8.66%
Various stock index futures contracts (Oceanic)	81,133	0.13%	34,070	0.15%	(910)	-0.01%
Various stock index futures contracts (Mexico)

Total Long Futures Contracts	$2,332,001	3.73%	$(11,969)	-0.06%	$1,421,344	8.85%

OPTIONS PURCHASED *
Various stock index futures contracts (U.S.)	$439,170	0.71%	$—	0.00%	$—	0.00%

Total Options Purchased *	$439,170	0.71%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(48,913)	-0.08%	$(26,363)	-0.12%	$(913)	-0.01%
Various base metals futures contracts (Europe)	(1,929,564)	-3.10%	(332,332)	-1.51%	(215,671)	-1.34%
Various currency futures contracts (U.S.)	700,901	1.13%	—	0.00%	19,950	0.12%
Japanese Yen Currency Settling 3/1/2013 (Number of Contracts: 279)	—	0.00%	1,898,119	8.62%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%

	Frontier Trading		Frontier Trading		Frontier Trading
	Company I LLC		Company II LLC		Company V LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
Various energy futures contracts (U.S.)	22,057	0.04%	(188,969)	-0.86%	(360,214)	-2.24%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(356,806)	-0.57%	(92)	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	77,512	0.12%	176	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(5,183)	-0.01%	(138)	0.00%	163	0.00%
Various Interest rates futures contracts (Oceanic)	—	0.00%	(12,907)	-0.06%	—	0.00%
Various interest rates futures contracts (Far East)	66,859	0.11%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	(12,895)	-0.02%		0.00%	(51,534)	-0.32%
Various soft futures contracts (U.S.)	579,997	0.93%	37,832	0.17%	202,827	1.26%
Various soft futures contracts (Canada)	—	0.00%		0.00%	—	0.00%
Various soft futures contracts (Europe)	150,946	0.24%	(9,324)	-0.04%	—	0.00%
Various stock index futures contracts (U.S.)	(257,533)	-0.41%	—	0.00%	(39,264)	-0.24%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	(6,159)	-0.04%
Various stock index futures contracts (Europe)	86,851	0.14%	—	0.00%	(208)	0.00%
Various stock index futures contracts (Far East)	(628,655)	-1.01%	(2,040)	-0.01%	—	0.00%

Total Short Futures Contracts	$(1,554,426)	-2.49%	$1,363,962	6.19%	$(451,023)	-2.81%

CURRENCY FORWARDS *	$—	0%	$147,443	0.67%	$340,848	2.12%

Total Open Trade Equity (Deficit)	$1,216,745	1.95%	$1,499,436	6.80%	$1,311,169	8.16%

OPTIONS WRITTEN *
Various stock index futures contracts (U.S.)	$(165,363)	-0.27%	$—	0.00%	$—	0.00%

Total Options Written	$(165,363)	-0.27%	$—	0.00%	$—	0.00%

SWAPS (1)—Frontier Balanced RCW Swap (U.S.)	$17,785,734	28.56%	$—	0.00%	$—	0.00%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedules of Investments

December 31, 2012

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company VI LLC		Company VII, LLC		Company VIII, LLC		Company IX, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$(20,404)	-0.19%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	865,253	7.97%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	(51,388)	-0.47%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	859,534	7.92%	—	0.00%	—	0.00%
Brent Crude Oil Settling 4/1/2013 (Number of Contracts: 497)	—	0.00%	1,188,750	10.96%	—	0.00%	—	0.00%
Brent Crude Oil Settling 9/1/2013 (Number of Contracts: 270)	—	0.00%	729,410	6.72%	—	0.00%	—	0.00%
Crude Oil Settling 2/1/2013 (Number of Contracts: 565)	—	0.00%	1,837,514	16.93%	—	0.00%	—	0.00%
Crude Oil Settling 2/1/2014 (Number of Contracts: 606)	—	0.00%	1,784,120	16.44%	—	0.00%	—	0.00%
Crude Oil Settling 4/1/2014 (Number of Contracts: 428)	—	0.00%	1,628,500	15.01%	—	0.00%	—	0.00%
Crude Oil Settling 8/1/2014 (Number of Contracts: 219)	—	0.00%	630,550	5.81%	—	0.00%	—	0.00%
Crude Oil Settling 1/1/2015 (Number of Contracts: 191)	—	0.00%	722,766	6.66%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	17,321	0.16%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	(357,390)	-3.29%	—	0.00%	—	0.00%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	(922,808)	-8.50%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	(15)	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$8,911,713	82.13%	$—	0.00%	$—	0.00%

OPTIONS PURCHASED *
Various currency futures contracts (U.S.)	$—	0.00%	$517,500	4.77%	$—	0.00%	$—	0.00%
Various energy futures contracts (Europe)	—	0.00%	1,417,280	13.06%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	966,540	8.91%	—	0.00%	—	0.00%

Total Options Purchased	$—	0.00%	$2,901,320	26.74%	$—	0.00%	$—	0.00%

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company VI LLC		Company VII, LLC		Company VIII, LLC		Company IX, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$8,300	0.08%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	(1,065,162)	-9.82%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	72,004	0.66%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	(1,687,664)	-15.55%	—	0.00%	—	0.00%
Brent Crude Oil Settling 6/1/2013 (Number of Contracts: 424)	—	0.00%	(1,182,720)	-10.90%	—	0.00%	—	0.00%
Brent Crude Oil Settling 7/1/2013 (Number of Contracts: 192)	—	0.00%	(545,740)	-5.03%	—	0.00%	—	0.00%
Crude Oil Settling 5/1/2013 (Number of Contracts: 166)	—	0.00%	(669,526)	-6.17%	—	0.00%	—	0.00%
Crude Oil Settling 6/1/2013 (Number of Contracts: 787)	—	0.00%	(3,500,832)	-32.26%	—	0.00%	—	0.00%
Crude Oil Settling 7/1/2013 (Number of Contracts: 290)	—	0.00%	(1,400,082)	-12.90%	—	0.00%	—	0.00%
Crude Oil Settling 3/1/2014 (Number of Contracts: 450)	—	0.00%	(1,446,060)	-13.33%	—	0.00%	—	0.00%
Crude Oil Settling 6/1/2014 (Number of Contracts: 449)	—	0.00%	(1,477,983)	-13.62%	—	0.00%	—	0.00%
Crude Oil Settling 9/1/2014 (Number of Contracts: 219)	—	0.00%	(618,510)	-5.70%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	12,197	0.11%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	24,219	0.22%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	61,058	0.56%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	698,274	6.44%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$(12,718,227)	-117.21%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$—	0.00%	$(905,196)	-8.34%	$—	0.00%	$—	0.00%

OPTIONS WRITTEN *
Various currency futures contracts (U.S.)	$—	0.00%	$(155,250)	-1.43%	$—	0.00%	$—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	(445,060)	-4.10%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	(328,380)	-3.03%	—	0.00%	—	0.00%

Total Options Written	$—	0.00%	$(928,690)	-8.56%	$—	0.00%	$—	0.00%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedules of Investments

December 31, 2012

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company X, LLC		Company XI, LLC		Company XII, LLC		Company XIV, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	345,952	0.80%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	(1,840,774)	-4.27%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	524,924	1.22%
Brent Crude Oil Settling 2/1/2013 (Number of Contracts: 679)	—	0.00%	—	0.00%	—	0.00%	2,698,470	6.25%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	(338,346)	-0.78%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	(50,585)	-0.12%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(254,254)	-0.59%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	2,032	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%	27,938	0.06%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	4,595	0.01%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	(568,355)	-1.32%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts(U.S.)	—	0.00%	—	0.00%	—	0.00%	(484,213)	-1.12%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	81,693	0.19%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(728,592)	-1.69%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	625,640	1.45%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%	51,014	0.12%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$97,139	0.21%

OPTIONS PURCHASED *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company X, LLC		Company XI, LLC		Company XII, LLC		Company XIV, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$(9,013)	-0.02%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(1,523,888)	-3.53%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	1,009,305	2.34%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	(2,163,365)	-5.01%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	400	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	2,293	0.01%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	15,048	0.03%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	105,922	0.25%
Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%	(1,482)	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	43,715	0.10%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	375,286	0.87%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(26,900)	-0.06%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	(44,900)	-0.10%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$(2,217,579)	-5.14%

CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$—	0.00%	$—	0.00%	$—	0.00%	$(2,120,440)	-4.93%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedules of Investments

December 31, 2012

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company XV, LLC		Company XVII, LLC		Company XVIII, LLC		Company XXIII, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$5,713	0.04%	$—	0.00%	$(2,113)	-0.10%	$—	0.00%
Various base metals futures contracts (Europe)	1,735,539	12.72%	—	0.00%	26,762	1.23%	12,920	0.36%
Various currency futures contracts (U.S.)	(13,656)	-0.10%	—	0.00%	21,462	0.99%	9,723	0.27%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	9,763	0.07%	—	0.00%	(1,489)	-0.07%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	462	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(111,653)	-0.82%	—	0.00%	(658)	-0.03%	(9,455)	-0.26%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	(13,842)	-0.64%	—	0.00%
Various interest rates futures contracts (Europe)	257,759	1.89%	—	0.00%	37,199	1.71%	—	0.00%
Various interest rates futures contracts (Oceanic)	6,682	0.05%	—	0.00%	20,049	0.92%	—	0.00%
Various interest rates futures (Far East)	—	0.00%	—	0.00%	(3,574)	-0.16%	—	0.00%
Various precious metals futures contracts (U.S.)	53,112	0.39%	—	0.00%	(390)	-0.02%	19,733	0.55%
Various soft futures contracts (U.S.)	(185,676)	-1.36%	—	0.00%	(45,985)	-2.12%	65,244	1.82%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	(827)	-0.04%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	300	0.01%	—	0.00%
Various stock index futures contracts (U.S.)	47,661	0.35%	—	0.00%	2,499	0.12%	(20,142)	-0.56%
Various stock index futures contracts (Europe)	(56,593)	-0.41%	—	0.00%	(33,084)	-1.52%	—	0.00%
various stock index futures contracts (Africa)	5,545	0.04%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	14,657	0.11%	—	0.00%	10,863	0.50%	—	0.00%
Various stock index futures contracts (Canada)	14,370	0.11%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Mexico)	1,548	0.01%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	7,887	0.06%	—	0.00%	83,005	3.82%	—	0.00%

Total Long Futures Contracts	$1,793,120	13.15%	$—	0.00%	$100,177	4.60%	$78,023	2.18%

OPTIONS PURCHASED *
Various currency futures contracts (U.S.)	$550,237	4.03%	$—	0.00%	$—	0.00%	$—	0.00%
Japanese Yen Currency Settling 3/8/2013 (Number of Contracts: 300)	1,833,750	13.44%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Crude Oil Settling 12/1/2014 (Number of Contracts: 400)	4,868,000	35.68%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	711,000	5.21%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	354,344	2.60%	—	0.00%	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	676,180	4.96%	—	0.00%	—	0.00%	—	0.00%
Copper @ LME Settling 7/2/2014 (Number of Contracts: 155)	1,601,111	11.73%	—	0.00%	—	0.00%	—	0.00%

Total Options Purchased	$10,594,622	77.65%	$—	0.00%	$—	0.00%	$—	0.00%

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company XV, LLC		Company XVII, LLC		Company XVIII, LLC		Company XXIII, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(46,419)	-2.14%	$—	0.00%
Various base metals futures contracts (Europe)	(2,599,870)	-19.05%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	101,696	0.75%	—	0.00%	27,523	1.27%	22,754	0.64%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	684	0.01%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	7,109	0.05%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(110,475)	-0.81%	—	0.00%	—	0.00%	32,986	0.92%
Various interest rates futures contracts(Canada)	1,109	0.01%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(11,164)	-0.08%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	(2,830)	-0.02%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	(41,586)	-0.30%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	460,698	3.38%	—	0.00%	(1,930)	-0.09%	(22,725)	-0.64%
Various soft futures contracts (U.S.)	386,486	2.83%	—	0.00%	5,536	0.25%	159,435	4.46%
Various soft futures contracts (Europe)	7,494	0.05%	—	0.00%	773	0.04%	—	0.00%
Various stock index futures contracts (U.S.)	7,437	0.05%	—	0.00%	—	0.00%	(39,292)	-1.10%

Total Short Futures Contracts	$(1,793,212)	-13.13%	$—	0.00%	$(14,517)	-0.67%	$153,158	4.28%

CURRENCY FORWARDS *	$203,556	1.49%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$10,798,087	79.16%	$—	0.00%	$85,660	3.93%	$231,181	6.46%

OPTIONS WRITTEN *
Various base metals futures contracts (U.S.)	$(261,172)	-1.91%	$—	0.00%	$—	0.00%	$—	0.00%
Various currency futures contracts (U.S.)	(184,250)	-16.03%	—	0.00%	—	0.00%	—	0.00%
Japanese Yen Currency Settling 3/8/2013 (Number of Contracts: 300)	(1,001,250)	7.34%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(307,230)	-12.39%	—	0.00%	—	0.00%	—	0.00%
Creude Oil Settling 3/1/2013 (Number of Contracts: 133)	(691,600)	5.07%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	(540,330)	-3.96%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(119,313)	-0.87%	—	0.00%	—	0.00%	—	0.00%

Total Options Written	$(3,105,145)	-22.75%	$—	0.00%	$—	0.00%	$—	0.00%

SWAPS (1)
Frontier Balanced DB Swap (U.S.)	$—	0.00%	$2,702,247	60.00%	$—	0.00%	$—	0.00%
Frontier Currency DB Swap (U.S.)	$—	0.00%	$1,801,497	40.00%	$—	0.00%	$—	0.00%

	$—	0.00%	$4,503,744	100.00%	$—	0.00%	$—	0.00%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedules of Investments

December 31, 2011

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company I LLC		Company II LLC		Company III LLC		Company V LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS *
Various base metals futures contracts (US)	$(108,899)	-0.18%	$(57,263)	-0.33%	$—	0.00%	$(3,756)	-0.02%
Various base metals futures contracts (Europe)	(29,673)	-0.05%	(150,823)	-0.87%	—	0.00%	(5,863)	-0.03%
Various currency futures contracts (US)	123,683	0.20%	550,236	3.18%	—	0.00%	16,724	0.08%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	24,828	0.04%	(79,234)	-0.46%	—	0.00%	(233)	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	29,865	0.05%	111,908	0.65%	—	0.00%	59,215	0.28%
Various energy futures contracts (Europe)	(63,395)	-0.10%	(84,305)	-0.49%	—	0.00%	(2,515)	-0.01%
Various interest rates futures contracts (US)	170,202	0.27%	581,827	3.36%	—	0.00%	322,301	1.55%
Various interest rates futures contracts (Canada)	38,148	0.06%	15,281	0.09%	—	0.00%	9,531	0.05%
Various interest rates futures contracts (Europe)	655,649	1.06%	1,509,072	8.72%	—	0.00%	484,795	2.32%
Various interest rates futures contracts (Far East)	87,280	0.14%	312,983	1.81%	—	0.00%	292,784	1.40%
Various precious metals futures contracts (US)	(84,968)	-0.14%	(759,420)	-4.39%	—	0.00%	390	0.00%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	66,608	0.11%	(84,235)	-0.49%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	(5,190)	-0.03%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Far east)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	76,371	0.12%	130,552	0.75%	—	0.00%	151,551	0.73%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	7,360	0.01%	32,527	0.19%	—	0.00%	126,126	0.60%
Various stock index futures contracts (Far East)	(149,642)	-0.24%	(3,419)	-0.02%	—	0.00%	(12,524)	-0.06%

Total Long Futures Contracts	$843,417	1.36%	$2,020,497	11.67%	$—	0.00%	$1,438,526	6.90%

OPTIONS PURCHASED *	$556,630	0.90%	$4,360	0.03%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (US)	$31,772	0.05%	$69,976	0.40%	$—	0.00%	$83,553	0.40%
Various base metals futures contracts (Europe)	240,822	0.39%	399,332	2.31%	—	0.00%	121,322	0.58%
Various currency futures contracts (US)	(66,867)	-0.11%	111,284	0.64%	—	0.00%	(363)	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	42,568	0.07%	(16,438)	-0.09%	—	0.00%	(81,737)	-0.39%
Euro Settling 3/1/2012 (Number of Contracts: 355)	—	0.00%	1,348,925	7.79%	—	0.00%	—	0.00%

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company I LLC		Company II LLC		Company III LLC		Company V LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
Various currency futures contracts (Far East)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Various energy futures contracts (US)	975	0.00%	(107,778)	-0.62%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	(325)	0.00%	63,905	0.37%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	(1,508,797)	-2.44%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	1,056	0.01%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(95,043)	-0.15%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	3,027	0.02%	—	0.00%	—	0.00%
Various precious metals futures contracts (US)	189,502	0.31%	6,750	0.04%	—	0.00%	(24,125)	-0.12%
Various soft futures contracts (US)	(94,690)	-0.15%	(29,096)	-0.17%	—	0.00%	(786,722)	-3.77%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	450,616	0.73%	79,281	0.46%	—	0.00%	25,239	0.12%
Various soft futures contracts (Far East)	(30,196)	-0.05%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	3,545	0.01%	—	0.00%	—	0.00%	350	0.00%
Various stock index futures contracts (Canada)	(22,258)	-0.04%	—	0.00%	—	0.00%	(5,205)	-0.02%
Various stock index futures contracts (Europe)	(329,376)	-0.53%	(20,197)	-0.12%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	104,144	0.17%	55,851	0.32%	—	0.00%	(36,242)	-0.17%

Total Short Futures Contracts	$(1,083,601)	-1.75%	$1,965,878	11.35%	$—	0.00%	$(703,930)	-3.38%

CURRENCY FORWARDS *	$(20,738)	-0.03%	$52,073	0.30%	$—	0.00%	$703,661	3.37%

Total Open Trade Equity	$295,708	-0.24%	$4,042,808	23.29%	$—	0.00%	$1,438,257	6.90%

OPTIONS WRITTEN *	$(444,255)	-0.72%	$(9,873)	-0.06%	$—	0.00%	$—	0.00%

Total Return Option Basket Swap (Termination date 11/6/14)	$17,706,757	28.60%	$—	0.00%	$—	0.00%	$—	0.00%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

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
SHORT FUTURES CONTRACTS *
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

The Trading Companies of the Frontier Fund

Condensed Schedules of Investments

December 31, 2011

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company X, LLC		Company XI, LLC		Company XII, LLC		Company XIV, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS*
Various base metals futures contracts (US)	$—	0.00%	$—	0.00%	$—	0.00%	$(146,081)	-1.23%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(186,593)	-1.57%
Various currency futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(46,338)	-0.39%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(1,023)	-0.01%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(159,720)	-1.34%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	139,346	1.17%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	43,082	0.36%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	397,412	3.33%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	26,504	0.22%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	218,499	1.83%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	1,440	0.01%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(8,787)	-0.07%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	5,579	0.05%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	24,453	0.21%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	(22,009)	-0.18%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$285,764	2.40%

OPTIONS PURCHASED *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS*
Various base metals futures contracts (US)	$—	0.00%	$—	0.00%	$—	0.00%	$164,351	1.38%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	18,542	0.16%
Various currency futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company X, LLC		Company XI, LLC		Company XII, LLC		Company XIV, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
Various currency futures contracts (Canada)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(19,013)	-0.16%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(21,112)	-0.18%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	26,280	0.22%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	896	0.01%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(34,143)	-0.29%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	17,435	0.15%
Various soft futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(253,018)	-2.12%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	17,898	0.15%
Various stock index futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	688	0.01%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$(81,194)	-0.68%

CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$(443,519)	-3.72%

Total Open Trade Equity	$—	0.00%	$—	0.00%	$—	0.00%	$(238,949)	-2.00%

SWAPS (1)	$—	0.00%	$—	0.00%	$—	0.00%	$—	100.00%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Condensed Schedules of Investments

December 31, 2011

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company XV, LLC		Company XVII, LLC		Company XVIII, LLC		Company XXI, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS *
Various base metals futures contracts (US)	$(929,394)	-5.90%	$—	0.00%	$(97,100)	-1.31%	$(40,664)	-0.69%
Various base metals futures contracts (Europe)	290,940	1.85%	—	0.00%	(57,349)	-0.77%	(37,959)	-0.64%
Copper @ LME Settling 1/26/2012 (Number of Contracts: 153)	(836,691)	-5.31%	—	0.00%	—	0.00%	—	0.00%
Copper @ LME Settling 2/15/2012 (Number of Contracts: 229)	(1,077,683)	-6.84%	—	0.00%	—	0.00%	—	0.00%
Copper @ LME Settling 6/20/2012 (Number of Contracts: 48)	(1,743,900)	-11.07%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (US)	—	0.00%	—	0.00%	(1,624)	-0.02%	22,523	0.38%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	32,889	0.44%	4,733	0.08%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	—	0.00%	(30,762)	-0.42%	13,622	0.23%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	(79,325)	-1.07%	1,520	0.03%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	46,346	0.63%	20,708	0.35%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	(24,837)	-0.34%	(2,284)	-0.04%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	643,920	8.69%	229,550	3.89%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	(34,147)	-0.46%	2,876	0.05%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	(67,240)	-0.91%	—	0.00%
Various soft futures contracts (US)	(2,951)	-0.02%	—	0.00%	(51,397)	-0.69%	31,011	0.53%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	—	0.00%	35,283	0.48%	6,903	0.12%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	42,730	0.58%	31,305	0.53%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	(40)	0.00%	—	0.00%

Total Long Futures Contracts	$(4,299,679)	-27.29%	$—	0.00%	$357,347	4.82%	$283,844	4.81%

OPTIONS PURCHASED *	$3,069,581	19.48%	$—	0.00%	$—	0.00%	$—	0.00%
Copper @ LME Settling 3/1/2012, Put @ 7,000 (Number of Contracts: 169)	1,144,722	7.26%	—	0.00%	—	0.00%	—	0.00%
Copper @ LME Settling 3/1/2012, Put @ 7,300 (Number of Contracts:167)	1,548,382	9.83%	—	0.00%	—	0.00%	—	0.00%
Copper @ LME Settling 12/1/2012, Put @ 6,600 (Number of Contracts:112)	1,844,164	11.70%	—	0.00%	—	0.00%	—	0.00%
Crude Oil, Light Settling 12/1/2012, Call @9,400 (Number of Contracts:56)	814,800	5.17%
Euro Settling 3/1/2012, Put @ 1,335 (Number of Contracts: 140)	948,500	6.02%
Euro Settling 3/1/2012, Put @ 1,360 (Number of Contracts: 112)	1,016,400	6.45%	—	0.00%	—	0.00%	—	0.00%
S&P (Mini) Settling 3/1/2012, Put @ 1,200 (Number of Contracts: 560)	985,600	6.25%	—	0.00%	—	0.00%	—	0.00%

Total Options Purchased	$11,372,149	72.16%	$—	0.00%	$—	0.00%	$—	0.00%

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company XV, LLC		Company XVII, LLC		Company XVIII, LLC		Company XXI, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (US)	$840,022	5.33%	$—	0.00%	$2,256	0.03%	$18,428	0.31%
Various base metals futures contracts (Europe)	581,101	3.69%	—	0.00%	(20,175)	-0.27%	57,512	0.97%
Copper @ LME Settling 2/15/2012 (Number of Contracts: 229)	1,080,293	6.86%	—	0.00%	—	0.00%	—	0.00%
Copper @ LME Settling 6/20/2012(Number of Contracts: 48)	2,495,700	15.84%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (US)	—	0.00%	—	0.00%	10,165	0.14%	19,290	0.33%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	208,126	1.32%	—	0.00%	203,600	2.75%	76,986	1.30%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	3,727	0.06%
Various energy futures contracts (US)	(66,491)	-0.42%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(100)	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	(1,195)	-0.02%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(24,881)	-0.42%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	2,100	0.04%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(31)	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	(173)	0.00%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%	20,285	0.27%	20,200	0.34%
Various soft futures contracts (US)	(81,795)	-0.52%	—	0.00%	15,908	0.21%	316,045	5.36%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	2,710	0.04%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	1,074	0.02%
Various stock index futures contracts (US)	—	0.00%	—	0.00%	—	0.00%	(5,226)	-0.09%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	18,129	0.31%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	4,097	0.06%	6,644	0.11%

Total Short Futures Contracts	$5,056,956	32.10%	$—	0.00%	$238,846	3.22%	$508,529	8.62%

CURRENCY FORWARDS *	$(122,606)	-0.78%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity	$12,006,820	57.90%	$—	0.00%	$596,193	8.05%	$792,372	13.43%

OPTIONS WRITTEN*	$(2,025,048)	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
S&P Index Settling 3/1/2012, Put @ 4,100 (Number of Contracts: 1,737) Subtotal options written	(857,150)	-5.44%	—	0.00%	—	0.00%	—	0.00%

SWAPS (1)	$—	0.00%	$5,881,772	100.00%	$—	0.00%	$—	0.00%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Operations

For The Years Ended December 31, 2012, 2011 and 2010

	Frontier Trading Company I LLC			Frontier Trading Company II LLC			Frontier Trading Company III LLC
	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010
Investment Income:
Interest-net	$(123,912)	$(60,089)	$(43,262)	$32,577	$13,749	$7,102	$—	$1,215	$1,636

Total Income	(123,912)	(60,089)	(43,262)	32,577	13,749	7,102	—	1,215	1,636

Realized and unrealized gain (loss) on investments:							—
Net realized gain/(loss) on futures, forwards and options	(1,571,782)	61,056,128	23,493,386	(1,541,945)	21,444,191	26,434,521	—	(142,069)	290,954
Net realized gain/(loss) on swap contracts	—	6,689,123	—	—	—	—	—	(8,301,000)	—
Net change in open trade equity	718,247	(80,961,624)	5,505,198	(2,539,010)	(2,190,461)	5,967,280	—	(27,098)	54,017
Net unrealized gain/(loss) on option / swap contracts	78,977	(18,832,300)	8,790,927		—	(221,457)	—	6,331,232	675,809
Trading commissions	(2,189,786)	(3,722,720)	(3,146,590)	(188,143)	(132,566)	—	—	—	—

Net gain/(loss) on investments	(2,964,344)	(35,771,393)	34,642,921	(4,269,098)	19,121,164	32,180,344	—	(2,138,935)	1,020,780

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$(3,088,256)	$(35,831,482)	$34,599,659	$(4,236,521)	$19,134,913	$32,187,446	$—	$(2,137,720)	$1,022,416

	Frontier Trading Company V LLC			Frontier Trading Company VI LLC			Frontier Trading Company VII, LLC
	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010
Investment Income:
Interest-net	$22,221	$5,304	$11,448	$—	$1,780	$9,062	$217	$68	$29,449

Total Income	22,221	5,304	11,448	—	1,780	9,062	217	68	29,449

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(2,796,445)	(9,654,886)	5,481,406	—	1,091,347	3,310,465	(28,094,277)	80,287,339	39,831,024
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—	—	—	—
Net change in open trade equity	(127,086)	11,205	616,949	—	(537,670)	1,304,905	22,716,388	(14,886,524)	4,988,429
Net unrealized gain/(loss) on option / swap contracts	—	—	—	—	—	—	—	—	—
Trading commissions	490,085	(621,086)	(613,637)	—	(6,105)	(137,762)	(1,759,517)	(2,029,376)	(4,896,288)

Net gain/(loss) on investments	(2,433,446)	(10,264,767)	5,484,718	—	547,572	4,477,608	(7,137,406)	63,371,439	39,923,165

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$(2,411,225)	$(10,259,463)	$5,496,166	$—	$549,352	$4,486,670	$(7,137,189)	$63,371,507	$39,952,614

	Frontier Trading Company VIII, LLC			Frontier Trading Company IX, LLC			Frontier Trading Company X, LLC
	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010
Investment Income:
Interest-net	$—	$(20)	$(380)	$6,966	$16,331	$16,310	$—	$—	$—

Total Income	—	(20)	(380)	6,966	16,331	16,310	—	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—	(589,048)	(1,718,447)	1,015,966	—	—	—
Net realized gain/(loss) on swap contracts	—	(49,660)	509,662	—	—	—	—	(5,602,827)	—
Net change in open trade equity	—	—	—	(444,768)	(1,086,304)	1,492,816	—	—	—
Net unrealized gain/(loss) on option / swap contracts	—	—	—	—	—	—	—	1,291,619	416,157
Trading commissions	—	—	—	(38,305)	(90,719)	(127,401)	—	—	—

Net gain/(loss) on investments	—	(49,660)	509,662	(1,072,121)	(2,895,470)	2,381,381	—	(4,311,208)	416,157

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$—	$(49,680)	$509,282	$(1,065,155)	$(2,879,139)	$2,397,691	$—	$(4,311,208)	$416,157

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Operations

For The Years Ended December 31, 2012, 2011 and 2010

	Frontier Trading Company XI, LLC			Frontier Trading Company XII, LLC			Frontier Trading Company XIV, LLC
	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010
Investment Income:
Interest-net	$—	$—	$—	$—	$—	$—	$(173,840)	$(69,299)	$(20,254)

Total Income	—	—	—	—	—	—	(173,840)	(69,299)	(20,254)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—	—	—	—	36,295,498	13,274,058	(234,782)
Net realized gain/(loss) on swap contracts	—	2,070,346	—	—	(4,332,249)	—	—	—	—
Net change in open trade equity	—	—	—	—	—	—	(1,881,488)	(562,793)	2,822,669
Net unrealized gain/(loss) on swap contracts	—	(1,610,580)	3,474,611	—	1,317,993	929,503	—	—	—
Trading commissions	—	—	—	—	—	—	(2,086,635)	(685,193)	(320,752)

Net gain/(loss) on investments	—	459,766	3,474,611	—	(3,014,256)	929,503	32,327,375	12,026,072	2,267,135

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$—	$459,766	$3,474,611	$—	$(3,014,256)	$929,503	$32,153,535	$11,956,773	$2,246,881

	Frontier Trading Company XV, LLC			Frontier Trading Company XVII, LLC (2)			Frontier Trading Company XVIII, LLC (2)
	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010
Investment Income:
Interest-net	$(29,105)	$620	$(4,474)	$—	$—	$—	$(12,785)	$(335)	$—

Total Income	(29,105)	620	(4,474)	—	—	—	(12,785)	(335)	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(8,553,374)	(13,634,237)	3,641,985	—	—	—	647,731	(2,842,978)	—
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—	—	—	—
Net change in open trade equity	1,263,916	12,294,008	11,935,971	—	—	—	(510,533)	596,192	—
Net unrealized gain/(loss) on swap contracts	—	—	—	(1,378,028)	(368,228)	—	—	—	—
Trading commissions	(557,552)	(557,846)	(567,787)	—	—	—	(131,094)	(46,600)	—

Net gain/(loss) on investments	(7,847,010)	(1,898,075)	15,010,169	(1,378,028)	(368,228)	—	6,104	(2,293,386)	—

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$(7,876,115)	$(1,897,455)	$15,005,695	$(1,378,028)	$(368,228)	$—	$(6,681)	$(2,293,721)	$—

	Frontier Trading Company XXI, LLC (2)			Frontier Trading Company XXIII, LLC (1)
	12/31/2012	12/31/2011	12/31/2010	12/31/2012
Investment Income:
Interest-net	$(34,702)	$(10,186)	$—	$(20)

Total Income	(34,702)	(10,186)	—	(20)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures forwards and options	1,823,712	(3,513,960)	—	(2,308,312)
Net realized gain/(loss) on swap contracts	—	—	—	—
Net change in open trade equity	(792,373)	792,373	—	231,181
Net unrealized gain/(loss) on swap contracts	—	—	—	—
Trading commissions	(171,957)	(68,034)	—	(133,532)

Net gain/(loss) on investments	859,382	(2,789,621)	—	(2,210,663)

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$824,680	$(2,799,807)	$—	$(2,210,683)

(1)	Trading Company XXIII commenced trading operations in January 2012.
(2)	Trading Companies XVII, XVIII and XXI commenced trading operations in July, October and March 2011, respectively.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2012, 2011 and 2010

	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company III LLC
Members’ Equity, December 31, 2009	$70,763,746	$16,891,641	$5,501,904

Capital Contributed	93,655,000	15,900,000	250,000
Capital Distributed	(90,720,916)	(45,300,000)	(400,000)
Net Increase (Decrease) in Members’ Equity Resulting From Operations	34,599,659	32,187,446	1,022,416

Members’ Equity, December 31, 2010	108,297,489	19,679,087	6,374,320

Capital Contributed	167,775,000	9,800,000	2,064,017
Capital Distributed	(178,329,983)	(31,300,000)	(6,300,617)
Net Increase (Decrease) in Members’ Equity Resulting From Operations	(35,831,482)	19,134,913	(2,137,720)

Members’ Equity, December 31, 2011	61,911,024	17,314,000	—

Capital Contributed	211,564,017	18,150,000	—
Capital Distributed	(208,116,721)	(9,200,000)	—
Net Increase (Decrease) in Members’ Equity Resulting From Operations	(3,088,256)	(4,236,521)	—

Members’ Equity, December 31, 2012	$62,270,064	$22,027,479	$—

	Frontier Trading Company V LLC	Frontier Trading Company VI LLC	Frontier Trading Cmpany VII, LLC
Members’ Equity, December 31, 2009	$13,820,480	$12,034,483	$23,263,222

Capital Contributed	7,700,000	6,200,000	92,000,000
Capital Distributed	(14,500,000)	(14,500,000)	(87,000,000)
Net Increase (Decrease) in Members’ Equity Resulting From Operations	5,496,166	4,486,670	39,952,614

Members’ Equity, December 31, 2010	12,516,646	8,221,153	68,215,836

Capital Contributed	29,400,000	—	68,341,000
Capital Distributed	(10,800,000)	(8,770,505)	(178,041,000)
Net Increase (Decrease) in Members’ Equity Resulting From Operations	(10,259,463)	549,352	63,371,507

Members’ Equity, December 31, 2011	20,857,183	—	21,887,343

Capital Contributed	7,900,000	—	124,718,567
Capital Distributed	(10,300,000)	—	(128,618,151)
Net Increase (Decrease) in Members’ Equity Resulting From Operations	(2,411,225)	—	(7,137,189)

Members’ Equity, December 31, 2012	$16,045,958	$—	$10,850,570

	Frontier Trading Company VIII, LLC	Frontier Trading Company IX, LLC	Frontier Trading Company X, LLC
Members’ Equity, December 31, 2009	$584,770	$1,173,619	$8,550,639

Capital Contributed	1,194,774	5,400,000	2,500,000
Capital Distributed	(1,498,031)	(3,100,000)	(58,891)
Net Increase (Decrease) in Members’ Equity Resulting From Operations	509,282	2,397,691	416,157

Members’ Equity, December 31, 2010	790,795	5,871,310	11,407,905

Capital Contributed	896,087	7,532,417	—
Capital Distributed	(1,637,202)	(5,312,417)	(7,096,697)
Net Increase (Decrease) in Members’ Equity Resulting From Operations	(49,680)	(2,879,139)	(4,311,208)

Members’ Equity, December 31, 2011	—	5,212,171	—

Capital Contributed	—	1,494,695	—
Capital Distributed	—	(5,641,711)	—
Net Increase (Decrease) in Members’ Equity Resulting From Operations	—	(1,065,155)	—

Members’ Equity, December 31, 2012	$—	$—	$—

(1)	Trading Companies X, XI, XII, XIV and XV commenced trading operations in June 2009.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2012, 2011 and 2010

	Frontier Trading Company XI, LLC	Frontier Trading Company XII, LLC	Frontier Trading Company XIV, LLC
Members’ Equity, December 31, 2009	$15,972,157	$10,027,253	$9,220,327

Capital Contributed	14,489,668	—	12,600,000
Capital Distributed	(7,694,190)	—	(3,707)
Net Increase (Decrease) in Members’ Equity Resulting From Operations	3,474,611	929,503	2,246,881

Members’ Equity, December 31, 2010	26,242,246	10,956,756	24,063,501

Capital Contributed	124,293	10,123,315	59,500,000
Capital Distributed	(26,826,305)	(18,065,815)	(83,600,000)
Net Increase (Decrease) in Members’ Equity Resulting From Operations	459,766	(3,014,256)	11,956,773

Members’ Equity, December 31, 2011	—	—	11,920,274

Capital Contributed	—	—	187,634,901
Capital Distributed	—	—	(188,562,386)
Net Increase (Decrease) in Members’ Equity Resulting From Operations	—	—	32,153,535

Members’ Equity, December 31, 2012	$—	$—	$43,146,324

	Frontier Trading Company XV, LLC	Frontier Trading Company XVII, LLC (2)	Frontier Trading Company XVIII, LLC (2)
Members’ Equity, December 31, 2009	$23,799,372	$—	$—

Capital Contributed	100,000	—	—
Capital Distributed	—	—	—
Net Increase (Decrease) in Members’ Equity Resulting From Operations	15,005,695	—	—

Members’ Equity, December 31, 2010	38,905,067	—	—

Capital Contributed	37,750,000	6,250,000	9,700,000
Capital Distributed	(59,000,000)	—	—
Net Increase (Decrease) in Members’ Equity Resulting From Operations	(1,897,455)	(368,228)	(2,293,721)

Members’ Equity, December 31, 2011	15,757,612	5,881,772	7,406,279

Capital Contributed	59,425,493	—	12,195,284
Capital Distributed	(53,662,213)	—	(17,422,704)
Net Increase (Decrease) in Members’ Equity Resulting From Operations	(7,876,115)	(1,378,028)	(6,681)

Members’ Equity, December 31, 2012	$13,644,777	$4,503,744	$2,172,178

	Frontier Trading Company XXI, LLC (2)	Frontier Trading Company XXIII, LLC (1)
Members’ Equity, December 31, 2009	$—	$—

Capital Contributed	—	—
Capital Distributed	—	—
Net Increase (Decrease) in Members’ Equity Resulting From Operations	—	—

Members’ Equity, December 31, 2010	—	—

Capital Contributed	11,500,000	—
Capital Distributed	(2,800,035)	—
Net Increase (Decrease) in Members’ Equity Resulting From Operations	(2,799,807)	—

Members’ Equity, December 31, 2011	5,900,158	—

Capital Contributed	22,919,497	13,937,606
Capital Distributed	(29,644,335)	(8,151,859)
Net Increase (Decrease) in Members’ Equity Resulting From Operations	824,680	(2,210,683)

Members’ Equity, December 31, 2012	$—	$3,575,064

(1)	Trading Company XXIII commenced trading operations in January 2012.
(2)	Trading Companies XVII, XVIII and XXI commenced trading operations in July, October and March 2011, respectively.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

	Frontier Trading Company I LLC			Frontier Trading Company II LLC			Frontier Trading Company III LLC
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$(3,088,256)	$(35,831,482)	$34,599,659	$(4,236,521)	$19,134,913	$32,187,446	$—	$(2,137,720)	$1,022,416
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	913,387	7,444,351	(24,146,125)	(7,244,094)	40,037	3,043,036	—	678,454	(188,973)
Decrease (increase) in open trade equity, at fair value	(1,199,929)	6,837,409	(4,596,691)	2,533,497	2,325,050	(5,830,482)	—	27,098	(7,634)
Net realized (gain) loss on swap contracts	—	(6,689,123)	—	—	—	—	—	8,301,000	—
(Purchases) of swap contracts	—	—	—	—	—	—	—	—	—
Sales of swap contracts	—	19,961,528	—	—	—	—	—	3,699,000	—
Net unrealized (gain) loss on option/swap contracts	(78,977)	18,832,300	(8,790,927)	—	—	—	—	(6,331,232)	(675,809)
Decrease (increase) in interest receivable	6,479	—	—	(2,882)	—	—	—	—	—
(Decrease) increase in interest payable	—	—	—	—	—	—	—	—	—

Net cash provided by (used in) operating activities	(3,447,296)	10,554,983	(2,934,084)	(8,950,000)	21,500,000	29,400,000	—	4,236,600	150,000
Cash Flows from Financing Activities
Capital Contributed	211,564,017	167,775,000	93,655,000	18,150,000	9,800,000	15,900,000	—	2,064,017	250,000
Capital Distributed	(208,116,721)	(178,329,983)	(90,720,916)	(9,200,000)	(31,300,000)	(45,300,000)	—	(6,300,617)	(400,000)

Net cash provided by (used in) financing activities	3,447,296	(10,554,983)	2,934,084	8,950,000	(21,500,000)	(29,400,000)	—	(4,236,600)	(150,000)

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading Company V LLC			Frontier Trading Company VI LLC			Frontier Trading Company VII, LLC
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$(2,411,225)	$10,259,463	$5,496,166	$—	$549,352	$4,486,670	$(7,137,189)	$63,371,507	$39,952,614
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	4,686,320	8,329,418	1,920,783	—	7,683,483	5,118,235	32,236,145	36,001,692	(60,042,001)
Decrease (increase) in open trade equity, at fair value	127,086	11,119	(616,949)	—	537,670	(1,304,905)	(22,128,462)	10,326,801	15,089,387
Decrease (increase) in options written, at fair value	—	—	—	—	—	—	928,690	—	—
Net realized (gain) loss on swap contracts	—	—	—	—	—	—	—	—	—
(Purchases) of swap contracts	—	—	—	—	—	—	—	—	—
Sales of swap contracts	—	—	—	—	—	—	—	—	—
Unrealized (gain) loss on open swap contracts	—	—	—	—	—	—	—	—	—
Increase (decrease) in payable to commodities futures merchant	—	—	—	—	—	—	—	—	—
Decrease (increase) in interest receivable	(2,181)	—	—	—	—	—	—	—	—
(Decrease) increase in interest payable	—	—	—	—	—	—	100	—	—

Net cash provided by (used in) operating activities	2,400,000	18,600,000	6,800,000	—	8,770,505	8,300,000	3,899,584	109,700,000	(5,000,000)
Cash Flows from Financing Activities
Capital Contributed	7,900,000	29,400,000	7,700,000	—	—	6,200,000	124,718,567	68,341,000	92,000,000
Capital Distributed	(10,300,000)	(10,800,000)	(14,500,000)	—	(8,770,505)	(14,500,000)	(128,618,151)	(178,041,000)	(87,000,000)

Net cash provided by (used in) financing activities	(2,400,000)	18,600,000	(6,800,000)	—	(8,770,505)	(8,300,000)	(3,899,584)	(109,700,000)	5,000,000

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading Company VIII, LLC			Frontier Trading Company IX, LLC			Frontier Trading Company X, LLC
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$—	$(49,680)	$509,282	$(1,065,155)	$(2,879,139)	$2,397,691	$—	$(4,311,208)	$416,157
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	—	—	—	4,767,402	(427,142)	(3,204,875)	—	—	—
Decrease (increase) in open trade equity, at fair value	—	—	—	444,769	1,086,281	(1,492,816)	—	—	—
Net realized (gain) loss on swap contracts	—	49,660	(509,662)	—	—	—	—	5,602,827	—
(Purchases) of swap contracts			(1,194,395)					—	(2,500,000)
Sales of swap contracts	—	741,135	1,498,032	—	—	—	—	7,096,697	58,891
Net unrealized (gain) loss on option/swap contracts								(1,291,619)	(416,157)
Decrease (increase) in interest receivable	—	—	—	—	—	—	—	—	—

Net cash provided by (used in) operating activities	—	741,115	303,257	4,147,016	(2,220,000)	(2,300,000)	—	7,096,697	(2,441,109)
Cash Flows from Financing Activities
Capital Contributed	—	896,087	1,194,774	1,494,695	7,532,417	5,400,000	—	—	2,500,000
Capital Distributed	—	(1,637,202)	(1,498,031)	(5,641,711)	(5,312,417)	(3,100,000)	—	(7,096,697)	(58,891)

Net cash provided by (used in) financing activities	—	(741,115)	(303,257)	(4,147,016)	2,220,000	2,300,000	—	(7,096,697)	2,441,109

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

	Frontier Trading Company XI, LLC			Frontier Trading Company XII, LLC			Frontier Trading Company XIV, LLC
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$—	$459,766	$3,474,611	$—	$(3,014,256)	$929,503	$32,153,535	$11,956,773	$2,246,881
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	—	—	—	—	—	—	(33,116,262)	11,580,433	(12,020,504)
Decrease (increase) in open trade equity, at fair value	—	—	—	—	—	—	1,881,488	562,794	(323,845)
Net realized (gain) loss on swap contracts	—	(2,070,346)	—	—	4,332,249	—	—	—	—
(Purchases) of swap contracts	—	—	(14,489,668)	—	—	—	—	—	—
Sales of swap contracts	—	26,702,012	7,694,190	—	7,942,500	—	—	—	—
Net unrealized (gain) loss on option/swap contracts	—	1,610,580	(3,474,611)	—	(1,317,993)	(929,503)	—	—	—
(Decrease) increase in CTA fees payable	—	—	—	—	—	—	—	—	(2,498,825)
Decrease (increase) in interest receivable	—	—	—	—	—	—	—	—	—
(Decrease) increase in interest payable	—	—	—	—	—	—	8,724	—	—

Net cash provided by (used in) operating activities	—	26,702,012	(6,795,478)	—	7,942,500	—	927,485	24,100,000	(12,596,293)
Cash Flows from Financing Activities
Capital Contributed	—	124,293	14,489,668	—	10,123,315	—	187,634,901	59,500,000	12,600,000
Capital Distributed	—	(26,826,305)	(7,694,190)	—	(18,065,815)	—	(188,562,386)	(83,600,000)	(3,707)

Net cash provided by (used in) financing activities	—	(26,702,012)	6,795,478	—	(7,942,500)	—	(927,485)	(24,100,000)	12,596,293

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading Company XV, LLC			Frontier Trading Company XVII, LLC (2)			Frontier Trading Company XVIII, LLC (2)
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$(7,876,115)	$(1,897,455)	$15,005,695	$(1,378,028)	$(368,228)	$—	$(6,681)	$(2,293,721)	$—
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by operating activities:
Decrease (increase) in receivable from commodities future merchant	679,041	14,939,452	(9,147,153)	—	—	—	4,723,060	(6,810,086)	—
Decrease (increase) in open trade equity	1,208,734	8,208,003	(5,958,542)	—	—	—	510,533	(596,193)	—
Decrease (increase) in options written, at fair value	222,946	—	—	—	—	—	—	—	—
(Purchases) of swap contracts	—	—	—	—	(6,250,000)	—	—	—	—
Sales of swap contracts	—	—	—	—	—	—	—	—	—
Net unrealized (gain) loss on option/swap contracts	—	—	—	1,378,028	368,228	—	—	—	—
Decrease (increase) in interest receivable	—	—	—	—	—	—	—	—	—
(Decrease) increase in interest payable	2,114	—	—	—	—	—	508	—	—

Net cash provided by (used in) operating activities	(5,763,280)	21,250,000	(100,000)	—	(6,250,000)	—	5,227,420	(9,700,000)	—
Cash Flows from Financing Activities
Capital Contributed	59,425,493	37,750,000	100,000	—	6,250,000	—	12,195,284	9,700,000	—
Capital Distributed	(53,662,213)	(59,000,000)	—	—	—	—	(17,422,704)	—	—

Net cash provided by (used in) financing activities	5,763,280	(21,250,000)	100,000	—	6,250,000	—	(5,227,420)	9,700,000	—

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading Company XXI, LLC (2)			Frontier Trading Company XXIII, LLC (1)
	2012	2011	2010	2012
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$824,680	$(2,799,807)	$—	$(2,210,683)
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by operating activities:
Decrease (increase) in receivable from commodities future merchant	5,107,786	(5,107,786)	—	(3,343,890)
Decrease (increase) in open trade equity	792,372	(792,372)	—	(231,181)
Net unrealized (gain) loss on option/swap contracts	—	—	—	—
Decrease (increase) in interest receivable	—	—	—	7
(Decrease) increase in interest payable	—	—	—	—

Net cash provided by (used in) operating activities	6,724,838	(8,699,965)	—	(5,785,747)
Cash Flows from Financing Activities
Capital Contributed	22,919,497	11,500,000	—	13,937,606
Capital Distributed	(29,644,335)	(2,800,035)	—	(8,151,859)

Net cash provided by (used in) financing activities	(6,724,838)	8,699,965	—	5,785,747

Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—

(1)	Trading Company XXIII commenced trading operations in January 2012.
(2)	Trading Companies XVII, XVIII and XXI commenced trading operations in July, October and March 2011, respectively.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Notes to Financial Statements

1. Organization and Purpose

These financial statements and related notes pertain to the following companies: Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company III LLC, Frontier Trading Company V LLC, Frontier Trading Company VI LLC, Frontier Trading Company VII, LLC, Frontier Trading Company VIII, LLC, Frontier Trading Company IX, LLC, Frontier Trading Company X, LLC, Frontier Trading Company XI, LLC, Frontier Trading Company XII, LLC, Frontier Trading Company XIV, LLC, Frontier Trading Company XV, LLC, Frontier Trading Company XVII, LLC, Frontier Trading Company XVIII, LLC, Frontier Trading Company XXI, LLC and Frontier Trading Company XXIII, LLC (the “Trading Companies”).

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

Trading Companies engage in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments (including swap contracts) and may, from time to time, engage in cash and spot transactions. A brief description of the Trading Company’s main types of investments is set forth below:

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

Receivable from Futures Commission Merchants—the Trading Companies deposit assets with a FCM subject to CFTC Commission regulations and various exchange and FCM requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trading Companies earn interest income on its assets deposited with the FCM.

Use of Estimates—The preparation of financial statements in conformity with GAAP may require the management of the Trading Companies to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The valuation of swap contracts requires significant estimates as well as the valuation of certain other investments. Please refer to Note 3 for discussion of valuation methodology. Actual results could differ from these estimates, and such differences could be material.

Investment transactions—Futures, options on futures, and forward contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are settled. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the Statement of Operations as a Net change in open trade equity, as there exists a right of offset of unrealized gains or losses in accordance with ASC 210. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the interbank market.

Foreign currency transactions—The Trading Company’s functional currency is the U.S. dollar, however, they transact business in currencies other than the U.S. dollar. The trading Companies do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized or unrealized gain or loss from investments.

Investments and Swaps—The Trading Companies record investment transactions on a trade date basis and all investments are recorded at fair value, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. The Trading Companies strategically invest a portion or all of their assets in total return Swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investment or instrument. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts are reported utilizing Level 3 Inputs. The significant unobservable inputs used in the fair value measurement of the Trust’s Swap contracts are asset liquidity, debt valuation, credit risk, volatility, market risk, distributions, dividends, risk premiums, and other risk management tools. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Swap Contracts are reported at fair value based upon a weekly indicative value that is calculated by management using bid/ask prices from the counterparty. This fair value is corroborated by valuations provided by a third party pricing service. The third party pricing service utilizes a Black Scholes pricing model with input adjustments factoring in volatility and liquidity of the instruments. All valuation processes are monitored by the valuation committee of the Managing Owner.

Income Taxes—The Trading Companies apply the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trading Companies’ financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trading Company level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Management has concluded there is no tax expense, interest or penalties to be recorded by the Trading Companies. The 2009 through 2012 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Fees and Expenses—The Trading Companies incur no expenses other than trading commissions resulting from normal trading activity. All operating expenses such as legal, accounting, etc. are paid for, without reimbursement, by Equinox Fund Management, LLC, the Managing Owner of the Trust.

Recently Adopted Accounting Pronouncements—In May 2011, the FASB issued ASU No. 2011-04 which provides guidance pertaining to fair value measurement that included a common definition of fair value and information to assist reporting entities to measure and disclose fair value with regards to U.S. GAAP and International Financial Reporting Standards (“IFRS”) convergence issues. This guidance became effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. Adoption of ASU 2011-04 on January 1, 2012 did not have a material impact on the Trading Company’s statements of financial condition, results of operations and cash flows.

Recently Issued Accounting Pronouncements—In November of 2011, FASB issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January, 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material impact on the Trading Companies’ financial position or results of operations.

Reclassification—Certain amounts in the 2011 financial statements have been reclassified to conform with the 2012 presentation. None of the reclasses had an impact on the NAV or performance of the Trading Companies.

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

The Trading Companies uses the following methodologies to value instruments within its financial asset portfolio at fair value:

Trading Securities. These instruments include open trade equity positions (futures contracts) that are actively traded on public markets with quoted pricing for corroboration. Futures contracts are reported at fair value using Level 1 inputs. Trading securities instruments further include open trade equity positions (trading options and currencies) that are quoted prices for identical or similar assets that are not traded on active markets. Trading options and currencies are reported at fair value using Level 2 inputs.

Swap Contracts. Certain Trading Companies strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates utilizing Level 3 Inputs corroborated by management through the use of a third party pricing service (“pricing service”). The pricing service, utilizing proprietary model-intensive methodologies, selects and implements the pricing model appropriate for each swap valuation. The pricing service does not provide detail of the pricing model to management. The Managing Owner through the Valuation Committee charted by the Executive Committee of the Trust, engages, via inquiry and review of methodology documentation, with the service provider to gain an understanding of the valuation model selected; the components of the model, both observable and unobservable; and quality control testing procedures in place. The Valuation committee meets on a monthly basis and as needed to discuss any updates or changes in the valuation process, reporting to the Executive Committee. The pricing service’s methodology includes performance of tolerance testing on its valuation models to ensure consistency and reasonableness of the values derived. The tolerance testing includes valuing the components of the product separately, i.e. underlying asset, volatility, financing rates, and so forth. The tolerance testing is part of the initial valuation setup and throughout the ongoing daily valuation process. The pricing service also has several layers of quality control including: engineering / reverse engineering process to understand each swap and its’ subcomponent parts fully; comparative analysis against other valuations performed with similar composition and characteristics; review of output valuation against expectations based on observable price movements of underlying futures; and lastly, periodic review by senior financial engineer to ensure design and function of model is stable and perform as expected.

The Managing Owner has chartered a valuation committee to provide oversight of the valuation process. The valuation committee meets at least monthly to discuss the valuation process and any valuation issues that may arise. The valuation committee is comprised of senior members of the Managing Owner’s management team with varying areas of expertise that add value to the committee. The valuation committee reports to both the Managing Owner’s Investment Oversight and Risk Committee and the Trust’s Executive

Committee. The committee further remains in communication with the Managing Owner’s Due Diligence Committee that provides ongoing counterparty risk monitoring of the swap counterparties. The committee monitors daily pricing provided by the swap counterparty and daily valuation provided by the third party pricing service to ensure the change in fair value is reasonable and valuations are in accordance with current regulations and best practices. The committee may request a price challenge if the daily valuation provided by the counterparty valuations differs significantly from the valuation obtained by the pricing service. The Managing Owner’s valuation committee monitors some additional input factors such as liquidity, volatility, and counterparty risk in order to further review the valuations provide by the pricing service.

The following table summarizes the instruments that comprise the Trading Companies financial asset portfolio measured at fair value on a recurring basis as of December 31, 2012 and 2011, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs		Total Fair Value
Frontier Trading Company I LLC
Open Trade Equity	$777,575	$439,170	.$	—	$1,216,745
Written Options	—	(165,363)		—	(165,363)
Swap Contracts	—	—		17,785,734	17,785,734
Frontier Trading Company II LLC
Open Trade Equity	$1,351,995	$147,443		$—	$1,499,438
Frontier Trading Company V LLC
Open Trade Equity	$970,323	$340,848		$—	$1,311,171
Frontier Trading Company VII, LLC
Open Trade Equity (deficit)	$(3,806,516)	$2,901,320		$—	$(905,196)
Written Options	—	(928,690)		—	(928,690)
Frontier Trading Company XIV, LLC
Open Trade Equity (deficit)	$(2,120,437)	$—		$—	$(2,120,437)
Frontier Trading Company XV, LLC
Open Trade Equity	$(92)	$10,798,178		$—	$10,798,086
Written Options	—	(3,105,144)		—	(3,105,144)
Frontier Trading Company XVII, LLC
Swap Contracts	$—	$—		$4,503,744	$4,503,744
Frontier Trading Company XVIII, LLC
Open Trade Equity	$85,660	$—		$—	$85,660
Frontier Trading Company XXIII, LLC
Open Trade Equity	$231,181	$—		$—	$231,181

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Trading Company I LLC
Open Trade Equity	$(260,922)	$556,630	$—	$295,708
Written Options	—	(444,255)	—	(444,255)
Swap Contracts	—	—	17,706,757	17,706,757
Frontier Trading Company II LLC
Open Trade Equity	$4,038,448	$4,360	$—	$4,042,808
Written Options	—	(9,873)	—	(9,873)
Frontier Trading Company V LLC
Open Trade Equity	$1,438,257	$—	$—	$1,438,257
Frontier Trading Company VII, LLC
Open Trade Equity	$(25,934,678)	$—	$—	$(25,934,677)
Frontier Trading Company IX, LLC
Open Trade Equity	$444,769	$—	$—	$444,769
Frontier Trading Company XIV, LLC
Open Trade Equity	$(238,949)	$—	$—	$(238,949)
Frontier Trading Company XV, LLC
Open Trade Equity	$634,671	$11,372,149	$—	$12,006,820
Written Options	—	(2,882,198)	—	(2,882,198)
Frontier Trading Company XVII, LLC
Swap Contracts	$—	$—	$5,881,772	$5,881,772
Frontier Trading Company XVIII, LLC
Open Trade Equity	$596,193	$—	$—	$596,193
Frontier Trading Company XXI, LLC
Open Trade Equity	$792,372	$—	$—	$792,372

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap Contract asset gains and losses (realized/unrealized) included in earnings are classified in “net realized and unrealized gain/(loss) on investments—net realized and unrealized gain/(loss) on swap contracts” on the statements of operations. During the year ended December 31, 2012 and 2011, all identified level three assets are components of the Frontier Trading Company I and Frontier Trading Company XVII.

2012:

Swap Contracts	Frontier Trading Company I LLC For The Year Ending December 31, 2012	Frontier Trading Company XVII, LLC For The Year Ending December 31, 2012
Balance of recurring Level 3 assets as of January 1, 2012	$17,706,757	$5,881,772
Total gains or losses (realized/unrealized):
Included in earnings-realized		—
Included in earnings-unrealized	78,977	(1,378,028)
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2012	$17,785,734	$4,503,744

2011:

Swap Contracts	Frontier Trading Company I LLC For The Year Ending December 31, 2011	Frontier Trading Company XVII, LLC For The Year Ending December 31, 2011
Balance of recurring Level 3 assets as of January 1, 2011	$49,811,462	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	6,689,123	—
Included in earnings-unrealized	(18,832,000)	(368,228)
Purchases, sales, issuances, and settlements, net	(19,961,528)	6,250,000
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2011	$17,706,757	$5,881,772

The Trading Companies assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trading Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the year ended December 31, 2012, the Trading Companies transferred currency forwards from Level 1 assets to Level 2 assets.

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

Each Trading Companies’ investment in swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. The Swaps serve to diversify the investment holdings of each Trading Company and to provide access to programs and advisors that would not be otherwise available to the Trading Company, and are not used for hedging purposes.

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

The Trading Companies have invested in the following Swaps as of December 31, 2012.

	Option Basket Frontier Trading Company I, LLC	Option Basket Frontier Trading Company XVII, LLC
Counterparty	Societe Generale	Deutsche Bank
Notional Amount	$20,486,403	$23,551,287
Termination Date	11/21/2014	6/6/2016
Investee Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$78,977	$(1,378,028)

Fair Value as of 12/31/2012	$17,785,734	$4,503,744

The Trading Companies have invested in the following Swaps as of December 31, 2011.

	Option Basket Frontier Trading Company I, LLC	Option Basket Frontier Trading Company XVII, LLC
Counterparty	Societe Generale	Deutsche Bank
Notional Amount	$14,129,540	$23,551,287
Termination Date	11/6/2012	6/6/2016
Investee Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$6,689,123	$—

Unrealized Gain/(Loss)	$(18,832,000)	$(368,228)

Fair Value as of 12/31/2011	$17,706,757	$5,881,772

5. Financial Highlights

The following information presents the financial highlights of the Trading Companies for the years ended December 31, 2012, 2011 and 2010.

	Frontier Trading			Frontier Trading			Frontier Trading
	Company I LLC			Company II LLC			Company III LLC
	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010
Net Investment Income (2)	-0.20%	-0.14%	-0.02%	0.14%	0.07%	0.04%	0.00%	0.02%	0.02%
Total Return	-6.48%	-43.03%	30.19%	-9.23%	78.96%	239.96%	0.00%	-12.11%	18.00%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company V LLC			Company VI LLC			Company VII, LLC
	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010
Net Investment Income (2)	0.12%	0.05%	0.08%	0.00%	0.03%	1.00%	0.00%	0.00%	0.02%
Total Return	-12.78%	-81.56%	19.76%	0.00%	13.20%	35.91%	-29.58%	183.56%	131.49%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company VIII, LLC			Company IX, LLC			Company X, LLC
	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010
Net Investment Income (2)	0.00%	0.02%	0.19%	0.50%	0.28%	0.19%	0.00%	0.00%	0.00%
Total Return	0.00%	-14.29%	95.01%	-20.78%	-63.08%	12.60%	0.00%	-44.83%	2.43%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XI, LLC			Company XII, LLC			Company XIV, LLC
	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010
Net Investment Income (2)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	-0.39%	-0.32%	-0.14%
Total Return	0.00%	1.75%	12.93%	0.00%	-27.51%	9.27%	98.90%	8.85%	-15.32%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XV, LLC			Company XVII, LLC (1)			Company XVIII, LLC (1)
	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010
Net Investment Income (2)	-0.20%	0.00%	-0.01%	0.00%	0.00%	n/a	-0.30%	n/a	n/a
Total Return	-48.52%	33.21%	62.82%	-23.43%	-5.89%	n/a	-23.16%	-32.58%	n/a

	Frontier Trading			Frontier Trading
	Company XXI, LLC (1)			Company XXIII, LLC (3)
	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010
Net Investment Gain	-0.52%	-0.20%	n/a	0.00%	n/a	n/a
Total Return	13.65%	-42.06%	n/a	-45.38%	n/a	n/a

(1)	Trading Companies XVII, XVIII and XXI commenced trading operations in July, October and March 2011, respectively.
(2)	Ratio of net investment income to average members’ equity, annualized. Net investment income is “Interest-net”, only, as no expenses are incurred by with the Trading Companies.
(3)	Trading Company XXIII commenced trading operations in January 2012.

6. Derivative Instruments and Hedging Activities

The Trading Companies’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trading Companies do not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trading Companies’ derivatives by instrument types as of December 31, 2012 and 2011 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trading Companies’ positions in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each Trading Company of the Trust:

For The Year Ended December 31, 2012

Monthly average contracts:	Bought	Sold
Frontier Trading Company I LLC	19,928	19,275
Frontier Trading Company II LLC	1,941	1,865
Frontier Trading Company III LLC	0	0
Frontier Trading Company V LLC	3,342	3,398
Frontier Trading Company VII, LLC	10,643	10,531
Frontier Trading Company IX, LLC	24	33
Frontier Trading Company XIV, LLC	26,374	26,040
Frontier Trading Company XV, LLC	2,495	2,454
Frontier Trading Company XVIII, LLC	1,055	1,154
Frontier Trading Company XXI, LLC	2,422	2,366
Frontier Trading Company XXIII, LLC	1,108	1,094

For The Year Ended December 31, 2011

Monthly average contracts:	Bought	Sold
Frontier Trading Company I LLC	23,080	27,586
Frontier Trading Company II LLC	11,812	13,315
Frontier Trading Company III LLC	990	12,840
Frontier Trading Company V LLC	13,735	10,528
Frontier Trading Company VI	11,357	9,862
Frontier Trading Company VII, LLC	64,453	60,410
Frontier Trading Company IX, LLC	18,510	23,611
Frontier Trading Company XIV, LLC	15,486	19,780
Frontier Trading Company XV, LLC	15,452	19,220
Frontier Trading Company XVIII, LLC	31,110	33,620
Frontier Trading Company XXI, LLC	44	14

The following tables summarize the trading revenues for the years ended December 31, 2012, 2011 and 2010, approximately by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2012 (2)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company V LLC
Metals	$1,073,536	$(695,515)	$(876,030)
Currencies	(72,453)	(849,000)	(600,627)
Energies	2,139,250	(1,973,402)	(2,772,182)
Agriculturals	2,206,100	(407,523)	(162,926)
Interest rates	(5,962,492)	3,312,713	4,162,463
Stock indices	(955,723)	(929,218)	(2,547,143)

Realized trading income/(loss) (2)	$(1,571,782)	$(1,541,945)	$(2,796,445)

Type of contract	Frontier Trading Company VII, LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIV, LLC
Metals	$(2,477,120)	$(484,830)	$(346,874)
Currencies	(58,199)	(1,170,545)	11,551,738
Energies	(12,210,665)	151,181	(7,771,337)
Agriculturals	(15,890,742)	249,196	(585,742)
Interest rates	3,335,233	(457,977)	31,443,188
Stock indices	(792,785)	1,123,927	2,004,526

Realized trading income/(loss) (2)	$(28,094,277)	$(589,048)	$36,295,498

Type of contract	Frontier Trading Company XV, LLC	Frontier Trading Company XVIII, LLC (3)	Frontier Trading Company XXI, LLC (4)	Frontier Trading Company XXIII, LLC (5)
Metals	$(6,722,059)	$201,264	$(699,089)	$(684,083)
Currencies	(2,596,001)	35,336	207,262	483,754
Energies	552,102	468,349	(6,108,999)	(723,685)
Agriculturals	1,715,864	114,163	(769,265)	(1,553,978)
Interest rates	(162,664)	(667,998)	8,930,606	5,186
Stock indices	(1,340,616)	496,617	263,198	164,494

Realized trading income/(loss) (2)	$(8,553,374)	$647,731	$1,823,712	$(2,308,312)

Unrealized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2012 (1)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company V LLC
Metals	$(110,769)	$711,013	$45,401
Currencies	61,955	(3,426,750)	(87,190)
Energies	67,588	(304,706)	(29,494)
Agriculturals	(132,871)	665,339	(489)
Interest rates	579,973	(270,682)	34,505
Stock indices	252,372	86,776	(89,819)

Unrealized trading income/(loss) (1)	$718,247	$(2,539,010)	$(127,086)

Type of contract	Frontier Trading Company VII, LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIV, LLC
Metals	$433,960	$(468,789)	$(2,409,225)
Currencies	476,938	(1,233,551)	1,126,149
Energies	25,156,302	199,498	1,813,680
Agriculturals	(8,633,169)	287,054	(606,400)
Interest rates	2,344,677	(405,079)	(2,916,232)
Stock indices	2,937,680	1,176,098	1,110,540

Unrealized trading income/(loss) (1)	$22,716,388	$(444,768)	$(1,881,488)

Type of contract	Frontier Trading Company XV, LLC	Frontier Trading Company XVIII, LLC (3)	Frontier Trading Company XXI, LLC (4)	Frontier Trading Company XXIII, LLC (5)
Metals	$752,043	$5,971,843	$(28,353)	$817,959
Currencies	579,363	6,876,046	81,807	(636,313)
Energies	556,669	5,538,479	(599,044)	161,761
Agriculturals	(435,339)	(7,863,600)	148,522	(826,559)
Interest rates	(810,952)	4,841,656	133,585	359,082
Stock indices	622,132	(15,874,956)	(528,891)	355,251

Unrealized trading income/(loss) (1)	$1,263,916	$(510,533)	$(792,373)	$231,181

(1)	Amounts recorded in the statements of operations under net change in open trade equity (deficit), at fair value.
(2)	Amounts recorded in the statements of operations under net realized gain/(loss) on futures, forwards and options.
(3)	Frontier Trading Company XVIII, LLC commenced operations in October 2011.
(4)	Frontier Trading Company XXI, LLC commenced operations in March 2011.
(5)	Frontier Trading Company XXXIII, LLC commenced operations in January 2012.

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2011 (2)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company III LLC	Frontier Trading Company V LLC
Metals	$(2,270,390)	$4,435,105	$—	$1,183,539
Currencies	44,028,692	4,867,863	(142,069)	(3,657,845)
Energies	(1,736,606)	5,462,294	—	(1,816,066)
Agriculturals	(7,153,482)	2,782,578	—	(649,094)
Interest rates	24,250,816	3,347,851	—	267,832
Stock indices	3,937,098	548,500	—	(4,983,252)

Realized trading income/(loss) (2)	$61,056,128	$21,444,191	$(142,069)	$(9,654,886)

Type of contract	Frontier Trading Company VI LLC	Frontier Trading Company VII, LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIV, LLC
Metals	$179,921	$18,975,003	$(233,668)	$(821,080)
Currencies	(66,738)	711,906	(2,437,287)	(5,562,322)
Energies	315,168	37,449,900	(594,882)	518,390
Agriculturals	340,166	20,969,699	497,822	(2,100,179)
Interest rates	(88,900)	1,473,698	2,174,958	(2,565,463)
Stock indices	381,730	707,133	(1,125,390)	23,804,712

Realized trading income/(loss) (2)	$1,091,347	$80,287,339	$(1,718,447)	$13,274,058

Type of contract	Frontier Trading Company XV, LLC	Frontier Trading Company XVIII, LLC (3)	Frontier Trading Company XXI, LLC (4)
Metals	$(9,001,350)	$(823,103)	$(11,141)
Currencies	(1,344,598)	(93,572)	(1,465,976)
Energies	(2,254,523)	(396,663)	(1,134,274)
Agriculturals	1,418,651	(1,025,777)	(1,229,172)
Interest rates	(1,014,199)	(48,360)	1,121,985
Stock indices	(1,438,218)	(455,503)	(795,382)

Realized trading income/(loss) (2)	$(13,634,237)	$(2,842,978)	$(3,513,960)

Unrealized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2011 (1)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company III LLC	Frontier Trading Company V LLC
Metals	$(10,273,731)	$(4,201,484)	$—	$(233,946)
Currencies	(43,902,781)	2,882,661	(27,098)	77,124
Energies	(2,185,091)	(1,208,319)	—	302,829
Agriculturals	(4,320,827)	(2,048,480)	—	(1,325,915)
Interest rates	(7,491,321)	1,330,714	—	723,544
Stock indices	(12,787,873)	1,054,447	—	467,569

Unrealized trading income/(loss) (1)	$(80,961,624)	$(2,190,461)	$(27,098)	$11,205

Type of contract	Frontier Trading Company VI LLC	Frontier Trading Company VII, LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIV, LLC
Metals	$(40,954)	$(11,439,472)	$(512,090)	$(1,373,977)
Currencies	(539,672)	(35,834)	419,982	(684,637)
Energies	(28,579)	4,399,950	(186,397)	586,823
Agriculturals	(69,240)	(7,454,851)	(958,831)	588,490
Interest rates	2,236	(642,498)	298,931	683,742
Stock indices	138,539	286,181	(147,899)	(363,234)

Unrealized trading income/(loss) (1)	$(537,670)	$(14,886,524)	$(1,086,304)	$(562,793)

Type of contract	Frontier Trading Company XV, LLC	Frontier Trading Company XVIII, LLC (3)	Frontier Trading Company XXI, LLC (4)
Metals	$19,006,684	$(53,255)	$17,541
Currencies	2,020,971	63,271	439,872
Energies	(1,101,151)	(69,347)	101,217
Agriculturals	(2,927,624)	(43,403)	(204,311)
Interest rates	(3,413,034)	651,461	(893,143)
Stock indices	(1,291,838)	47,465	1,331,197

Unrealized trading income/(loss) (1)	$12,294,008	$596,192	$792,373

(1)	Amounts recorded in the statements of operations under net change in open trade equity (deficit), at fair value.
(2)	Amounts recorded in the statements of operations under net realized gain/(loss) on futures, forwards and options.
(3)	Frontier Trading Company XVIII, LLC commenced operations in October 2011.
(4)	Frontier Trading Company XXI, LLC commenced operations in March 2011.

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2010 (2)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company III LLC	Frontier Trading Company V LLC
Metals	$7,072,534	$5,503,516	$—	$410,013
Currencies	7,774,727	3,798,329	290,954	3,469,334
Energies	(130,447)	3,319,469	—	(3,365,670)
Agriculturals	4,354,478	4,770,663	—	1,842,657
Interest rates	(547,946)	4,405,255	—	8,589,224
Stock indices	4,970,040	4,637,289	—	(5,464,152)

Realized trading income/(loss) (2)	$23,493,386	$26,434,521	$290,954	$5,481,406

Type of contract	Frontier Trading Company VI LLC	Frontier Trading Company VII, LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIV, LLC
Metals	$1,279,208	$3,435,419	$425,278	$509,045
Currencies	(215,576)	603,604	(61,362)	(504,367)
Energies	160,430	3,185,822	134,906	(543,552)
Agriculturals	908,815	30,624,139	1,056,061	266,192
Interest rates	10,419	701,354	(857,722)	(653,108)
Stock indices	1,167,169	1,280,686	318,805	691,008

Realized trading income/(loss) (2)	$3,310,465	$39,831,024	$1,015,966	$(234,782)

Type of contract	Frontier Trading Company XV, LLC
Metals	$(4,305,416)
Currencies	4,156,645
Energies	(127,783)
Agriculturals	1,471,974
Interest rates	2,846,289
Stock indices	(399,724)

Realized trading income/(loss) (2)	$3,641,985

Unrealized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2010 (1)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company III LLC	Frontier Trading Company V LLC
Metals	$301,912	$744,333	$—	$(2,364,922)
Currencies	2,424,817	645,472	54,017	8,948,878
Energies	3,386,563	889,357	—	(1,159,361)
Agriculturals	(2,337,570)	2,641,055	—	(1,491,247)
Interest rates	3,103,488	(706,213)	—	(1,541,855)
Stock indices	1,374,017	1,753,276	—	(1,774,544)

Unrealized trading income/(loss) (1)	$5,505,198	$5,967,280	$54,017	$616,949

Type of contract	Frontier Trading Company VI LLC	Frontier Trading Company VII, LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIV, LLC
Metals	$5,210	$256,571	$(148,416)	$59,801
Currencies	(736,347)	(225,639)	1,693,130	(39,060)
Energies	757,738	27,567,517	73,155	204,825
Agriculturals	478,475	(22,437,145)	323,105	1,956,523
Interest rates	148,180	(2,612)	(334,538)	(564,098)
Stock indices	651,649	(170,263)	(113,620)	1,204,678

Unrealized trading income/(loss) (1)	$1,304,905	$4,988,429	$1,492,816	$2,822,669

Type of contract	Frontier Trading Company XV, LLC
Metals	$6,826,650
Currencies	2,548,379
Energies	—
Agriculturals	392,571
Interest rates	2,077,645
Stock indices	90,726

Unrealized trading income/(loss) (1)	$11,935,971

(1)	Amounts recorded in the statements of operations under net change in open trade equity (deficit), at fair value.
(2)	Amounts recorded in the statements of operations under net realized gain/(loss) on futures, forwards and options.

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

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the Statement of Financial Condition, may result in future obligation or loss in excess of the amount paid by the Trading Companies for a particular investment. Each Trading Company expects to trade in futures, options, forward and swap contracts and will therefore be a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures positions held by a Trading Company in respect of any Series at the same time, and if the Trading Advisor(s) of such Trading Company are unable to offset such futures interests positions, such Trading Company could lose all of its assets. Management will seek to minimize market risk through real-time monitoring of open positions and the level of diversification of each Trading Advisor’s portfolio. It is anticipated that any Trading Advisor’s margin-to-equity ratio will typically not exceed approximately 35% although the actual ratio could be higher or lower from time to time.

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

8. Indemnifications and Guarantees

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

Each of the Trading Companies have guaranteed the obligations of the trading companies under the customer agreements with UBS Securities as Clearing Broker. In the event that one Trading Company is unable to meet its obligations to UBS Securities, the assets of the other Trading Companies will be available to UBS Securities as part of the guarantee, but only to the extent of such Trading Company’s pro rata allocation to the trading company.

9. Subsequent Events

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Frontier Fund (Registrant)

Date: April 1, 2013	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	April 1, 2013
Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Brent Bales	April 1, 2013
Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund
	/s/	Richard E. Bornhoft	April 1, 2013
Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	David P. DeMuth	April 1, 2013
David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Balanced Series, a Series of The Frontier Fund (Registrant)

Date: April 1, 2013	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	April 1, 2013
Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Brent Bales	April 1, 2013
Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund
	/s/	Richard E. Bornhoft	April 1, 2013
Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	David P. DeMuth	April 1, 2013
David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

Winton/Graham Series, a Series of The Frontier Fund (Registrant)

Date: April 1, 2013	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	April 1, 2013
Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Brent Bales	April 1, 2013
Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund
	/s/	Richard E. Bornhoft	April 1, 2013
Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	David P. DeMuth	April 1, 2013
David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winton Series, a Series of The Frontier Fund (Registrant)

Date: April 1, 2013	By:	/S/ ROBERT J. ENCK
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

Tiverton/Graham/Transtrend Series, a Series of The Frontier Fund (Registrant)

Date: April 1, 2013	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	April 1, 2013
Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Brent Bales	April 1, 2013
Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund
	/s/	Richard E. Bornhoft	April 1, 2013
Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	David P. DeMuth	April 1, 2013
David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Currency Series, a Series of The Frontier Fund (Registrant)

Date: April 1, 2013	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	April 1, 2013
Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Brent Bales	April 1, 2013
Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund
	/s/	Richard E. Bornhoft	April 1, 2013
Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	David P. DeMuth	April 1, 2013
David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long/Short Commodity Series, a Series of The Frontier Fund (Registrant)

Date: April 1, 2013	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	April 1, 2013
Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Brent Bales	April 1, 2013
Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund
	/s/	Richard E. Bornhoft	April 1, 2013
Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	David P. DeMuth	April 1, 2013
David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Series, a Series of The Frontier Fund (Registrant)

Date: April 1, 2013	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	April 1, 2013
Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Brent Bales	April 1, 2013
Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund
	/s/	Richard E. Bornhoft	April 1, 2013
Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	David P. DeMuth	April 1, 2013
David P. DeMuth, Member of the Executive Committee of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Series, a Series of The Frontier Fund (Registrant)

Date: April 1, 2013	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	April 1, 2013
Robert J. Enck, Chairman and Member of the Executive Committee of The Frontier Fund
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	Brent Bales	April 1, 2013
Brent Bales, Principal Financial Officer and Principal Accounting Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund
	/s/	Richard E. Bornhoft	April 1, 2013
Richard E. Bornhoft, Member of the Executive Committee of The Frontier Fund
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

	/s/	David P. DeMuth	April 1, 2013
David P. DeMuth, Member of the Executive Committee of The Frontier Fund