Form 10-Q
period 2013-03-31
FRONTIER FUND; BALANCED SERIES, a series of The Frontier Fund; Frontier Heritage Series, a series of The Frontier Fund; WINTON SERIES, a series of The Frontier Fund; Frontier Select Series, a series of The Frontier Fund; CURRENCY SERIES, a series of The Frontier Fund; FRONTIER LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; FRONTIER DIVERSIFIED SERIES, a series of The Frontier Fund; FRONTIER MASTERS SERIES, a series of The Frontier Fund
filed 2013-05-15
CIK 1261379, 1389122, 1389123, 1389124, 1389125, 1389126, 1389128, 1450720, 1450722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51274

THE FRONTIER FUND

FRONTIER DIVERSIFIED SERIES; FRONTIER MASTERS SERIES;

FRONTIER LONG/SHORT COMMODITY SERIES; BALANCED SERIES;

FRONTIER SELECT SERIES (FORMERLY TIVERTON/GRAHAM/TRANSTREND SERIES);

CURRENCY SERIES; WINTON SERIES;

FRONTIER HERITAGE SERIES (FORMERLY WINTON/GRAHAM SERIES)

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

Frontier Select Series (formerly Tiverton/Graham/Transtrend Series) Class 1, Class 2 and Class 3 Units;

Currency Series Class 1, Class 2 and Class 3 Units;

Winton Series Class 1, Class 2 and Class 3 Units;

Frontier Heritage Series (formerly Winton/Graham Series) Class 1, Class 2 and Class 3 Units

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF MARCH 31, 2013, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Series of the Frontier Fund

Statements of Financial Condition

March 31, 2013 and December 31, 2012

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	3/31/2013 (Unaudited)	12/31/2012	3/31/2013 (Unaudited)	12/31/2012	3/31/2013 (Unaudited)	12/31/2012
ASSETS
Cash and cash equivalents	$800,313	$2,681,889	$497,172	$1,542,661	$528,571	$1,710,151
U.S. Treasury securities, at fair value	—	3,853,000	—	2,212,909	—	2,388,540
Custom time deposits	65,038,036	66,875,140	37,822,374	38,288,877	40,068,748	41,327,739
Receivable from futures commission merchants	219,483	—	—	—	9,706,955	14,770,973
Open trade equity, at fair value	—	—	—	—	1,691,189	—
Swap contracts, at fair value	—	—	—	—	—	—
Investments in unconsolidated trading companies, at fair value	42,533,163	42,826,426	11,946,638	9,771,797	2,609,741	3,675,238
Prepaid service fees - Class 1	33,199	40,235	46,051	57,276	28,473	42,004
Interest receivable	1,261	54,006	72	31,017	77	33,479
Receivable from related parties	142,099	114,481	98,674	38,735	77,190	549
Receivable from other series	189,085	—	87,205	—	94,229
Other assets	—	—	—	—	—	—

Total Assets	$108,956,639	$116,445,177	$50,498,186	$51,943,272	$54,805,173	$63,948,673

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$141,927	$—	$—	$—	$—	$819,535
Options written, at fair value	—	—	—	—	236,780	928,690
Pending owner additions	3,263	23,900	10,595	15,449	13,250	62,537
Owner redemptions payable	26,888	521,439	286,394	141,453	297,928	344,538
Incentive fees payable to Managing Owner	184,498	189,903	—	—	—	—
Management fees payable to Managing Owner	140,979	150,188	112,054	118,274	211,741	277,379
Interest payable to Managing Owner	40,401	41,394	19,522	20,028	25,280	26,319
Trading fees payable to Managing Owner	230,821	228,169	105,224	104,852	71,113	79,400
Service fees payable to Managing Owner	85,636	89,177	51,411	47,423	28,094	24,074
Payables to related parties	1,904	19,435	57,827	9,635	49,958	34,037
Other liabilities	—	—	—	—	237	—

Total Liabilities	856,317	1,263,605	643,027	457,114	934,381	2,596,509

CAPITAL
Managing Owner Units - Class 1	25,632	25,959	27,950	27,804	—	—
Managing Owner Units - Class 1a	—	—	—	—	12,661	12,732
Managing Owner Units - Class 2	1,424,960	1,436,973	611,079	605,508	447,346	449,011
Managing Owner Units - Class 2a	—	—	—	—	256,204	256,560
Limited Owner Units - Class 1	54,125,706	58,973,977	33,915,419	34,575,695	—	—
Limited Owner Units - Class 1a	—	—	—	—	17,609,330	18,970,806
Limited Owner Units - Class 2	52,524,024	54,744,663	15,300,711	16,277,151	5,255,509	6,449,774
Limited Owner Units - Class 2a	—	—	—	—	9,864,078	10,625,551
Limited Owner Units - Class 3	—	—	—	—	16,256,087	19,761,047

Total Owners’ Capital	108,100,322	115,181,572	49,855,159	51,486,158	49,701,215	56,525,481

Non-Controlling Interests	—	—	—	—	4,169,577	4,826,683

Total Capital	108,100,322	115,181,572	49,855,159	51,486,158	53,870,792	61,352,164

Total Liabilities and Capital	$108,956,639	$116,445,177	$50,498,186	$51,943,272	$54,805,173	$63,948,673

Units Outstanding
Class 1	580,955	625,015	334,070	342,249	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	163,205	174,830
Class 2	541,454	559,127	146,520	156,889	39,302	47,367
Class 2a	N/A	N/A	N/A	N/A	87,781	94,257
Class 3	N/A	N/A	N/A	N/A	112,000	135,642

Net Asset Value per Unit
Class 1	$93.21	$94.40	$101.64	$101.11	N/A	$135.41	(1)
Class 1a	N/A	N/A	N/A	N/A	$107.97	$108.58
Class 2	$99.64	$100.48	$108.60	$107.61	$145.11	$145.65
Class 2a	N/A	N/A	N/A	N/A	$115.29	$115.45
Class 3	N/A	N/A	N/A	N/A	$145.14	$145.69

(1)	Class 1 operations ceased July 18, 2012 and all remaining Class 1 Units were exchanged for Class 3 Units.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Financial Condition

March 31, 2013 and December 31, 2012

	Balanced Series			Frontier Select Series (1)		Currency Series
	3/31/2013 (Unaudited)	12/31/2012		3/31/2013 (Unaudited)	12/31/2012	3/31/2013 (Unaudited)	12/31/2012
ASSETS
Cash and cash equivalents	$1,143,968	$4,111,855$		263,894	$664,310	$—	$33,887
U.S. Treasury securities, at fair value	—	5,951,633		—	961,568	—	49,052
Custom time deposits	101,165,197	102,978,191		20,145,576	16,637,538	—	848,715
Receivable from futures commission merchants	82,853,490	92,043,593		—	—	—	—
Open trade equity, at fair value	1,789,065	—		—	—	—	—
Swap contracts, at fair value	21,831,735	22,289,478		—	—	—	—
Investments in unconsolidated trading companies, at fair value	18,407,717	20,193,128		4,147,981	7,373,509	1,755,295	1,801,498
Interest receivable	191	83,422		39	13,478	—	688
Receivable from related parties	99,967	17,313		—	—	220	—
Receivable from other series	395,020	—		42,573	—	—	—
Other assets	34,355	34,301		—	—	—	—

Total Assets	$227,720,705	$247,702,914		$24,600,063	$25,650,403	$1,755,515	$2,733,840

LIABILITIES & CAPITAL
LIABILITIES
Payable to other series	$—	$—		$—	$—	$915,112	$—
Open trade deficit, at fair value	—	672,511		—	—	—	—
Options written, at fair value	363,800	165,363		—	—	—	—
Pending owner additions	26,360	34,831		1,454	1,522	189	3,413
Owner redemptions payable	326,706	342,417		72,104	40,093	—	—
Incentive fees payable to Managing Owner	259,439	527,306		—	—	—	—
Management fees payable to Managing Owner	163,400	193,155		52,722	103,089	—	—
Interest payable to Managing Owner	307,480	330,341		41,638	42,764	1,435	3,889
Trading fees payable to Managing Owner	117,318	132,875		15,631	16,057	539	1,791
Service fees payable to Managing Owner	306,834	332,942		53,470	54,702	1,836	3,510
Payables to related parties	8,124	1,490		24,179	47,535	—	112
Other liabilities	7,018	—		—	—	—	—

Total Liabilities	1,886,479	2,733,231		261,198	305,762	919,111	12,715

CAPITAL
Managing Owner Units - Class 2	3,190,111	3,225,784		7,349	7,013	2,114	2,134
Managing Owner Units - Class 2a	152,771	153,884		—	—	—	—
Limited Owner Units - Class 1	129,567,330	143,906,872		21,393,158	22,266,758	789,015	2,666,969
Limited Owner Units - Class 1a	—	—		—	—	—	—
Limited Owner Units - Class 2	45,584,296	48,233,784		2,938,358	3,070,870	45,275	52,022
Limited Owner Units - Class 2a	753,579	855,636		—	—	—	—
Limited Owner Units - Class 3a	2,967,747	3,776,790		—	—	—	—

Total Owners’ Capital	182,215,834	200,152,750		24,338,865	25,344,641	836,404	2,721,125

Non-Controlling Interests	43,618,392	44,816,933		—	—	—	—

Total Capital	225,834,226	244,969,683		24,338,865	25,344,641	836,404	2,721,125

Total Liabilities and Capital	$227,720,705	$247,702,914		$24,600,063	$25,650,403	$1,755,515	$2,733,840

Units Outstanding
Class 1	1,134,525	1,237,173		261,329	283,073	14,097	46,863
Class 1a	N/A	N/A		N/A	N/A	N/A	N/A
Class 2	330,552	344,894		28,228	30,918	655	742
Class 2a	7,341	8,117		N/A	N/A	N/A	N/A
Class 3a	24,118	30,469		N/A	N/A	N/A	N/A
Net Asset Value per Unit
Class 1	$114.20	$116.32		$81.86	$78.66	$55.97	$56.91
Class 1a	N/A	$104.32	(2)	N/A	N/A	N/A	N/A
Class 2	$147.55	$149.20		$104.35	$99.55	$72.26	$72.95
Class 2a	$123.46	$124.36		N/A	N/A	N/A	N/A
Class 3a	$123.05	$123.96		N/A	N/A	N/A	N/A

(1)	Formerly the Tiverton/Graham/Transtrend Series.
(2)	Class 1a operations ceased July 17, 2012 and all remaining Class 1a Units were exchanged for Class 3a Units.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Financial Condition

March 31, 2013 and December 31, 2012

	Winton Series		Frontier Heritage Series (1)
	3/31/2012 (Unaudited)	12/31/2012	3/31/2012 (Unaudited)	12/31/2012
ASSETS
Cash and cash equivalents	$450,133	$1,249,455	$217,648	$536,159
U.S. Treasury securities, at fair value	—	1,808,547	—	776,073
Custom time deposits	34,302,545	31,292,395	16,627,710	13,428,015
Swap Contracts, at fair value	—	—	—	—
Investments in unconsolidated trading companies, at fair value	6,500,914	6,865,965	3,482,249	6,174,855
Interest receivable	66	25,350	32	10,878
Receivable from other series	71,698	—	35,303	—
Other assets	15,719	—	11,972	—

Total Assets	$41,341,075	$41,241,712	$20,374,914	$20,925,980

LIABILITIES & CAPITAL
LIABILITIES
Pending owner additions	$15,498	$15,044	$3,986	$3,976
Owner redemptions payable	87,430	22,467	70,611	18,231
Management fees payable to Managing Owner	89,916	86,138	32,341	63,642
Interest payable to Managing Owner	69,984	69,369	34,510	35,011
Trading fees payable to Managing Owner	26,260	26,041	12,950	13,148
Service fees payable to Managing Owner	61,796	62,556	37,908	38,116
Payables to related parties	—	563	—	317
Other liabilities	—	—	—	—

Total Liabilities	350,884	282,178	192,306	172,441

CAPITAL
Managing Owner Units - Class 2	34,423	32,721	55,954	51,683
Limited Owner Units - Class 1	30,262,765	30,645,208	16,362,182	16,680,498
Limited Owner Units - Class 2	10,693,003	10,281,605	3,764,472	4,021,358

Total Owners’ Capital	40,990,191	40,959,534	20,182,608	20,753,539

Non-Controlling Interests	—	—	—	—

Total Capital	40,990,191	40,959,534	20,182,608	20,753,539

Total Liabilities and Capital	$41,341,075	$41,241,712	$20,374,914	$20,925,980

Units Outstanding
Class 1	221,659	234,414	160,996	176,419
Class 2	64,423	65,159	29,242	33,753

Net Asset Value per Unit
Class 1	$136.53	$130.73	$101.63	$94.55
Class 2	$166.52	$158.30	$130.65	$120.67

(1)	Formerly the Winton/Graham Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments (Unaudited)

March 31, 2013

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *

Various stock index futures contracts (U.S.)	$—	0.00%	$—	0.00%	$74,780	0.14%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	(8,491)	-0.02%
Various stock index futures contracts (Mexico)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	25,232	0.05%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	(36,858)	-0.07%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Africa)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(985,750)	-1.83%
Corn Settling 7/1/2013 (Number of Contracts: 643)	—	0.00%	—	0.00%	(593,219)	-1.10%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	(40,023)	-0.07%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	1,195	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	(81,596)	-0.15%
Various precious metal futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	266,954	0.50%
Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%	329	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	2,070	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	82,860	0.15%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	16,591	0.03%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	1,491,102	2.77%
Brent Oil Settling 5/1/2013 (Number of Contracts: 889)	—	0.00%	—	0.00%	1,016,870	1.89%
Brent Oil Settling 10/1/2013 (Number of Contracts: 288)	—	0.00%	—	0.00%	(921,710)	-1.71%
Crude Oil Settling 10/1/2013 (Number of Contracts: 370)	—	0.00%	—	0.00%	1,927,306	3.58%
Crude Oil Settling 12/1/2013 (Number of Contracts: 1,197)	—	0.00%	—	0.00%	4,269,823	7.93%
Crude Oil Settling 2/1/2014 (Number of Contracts: 114)	—	0.00%	—	0.00%	556,060	1.03%
Crude Oil Settling 9/1/2014 (Number of Contracts: 809)	—	0.00%	—	0.00%	2,380,443	4.42%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	109,537	0.20%
Various currency futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Mexico)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Copper Settling 5/1/2013 (Number of Contracts: 540)	—	0.00%	—	0.00%	(633,890)	-1.18%
Various base metals futures contracts (Europe)	(430,145)	-0.40%	—	0.00%	(1,670,315)	-3.10%

Total Long Futures Contracts	$(430,145)	-0.40%	—	0.00%	$7,249,300	13.46%

OPTIONS PURCHASED *

Various stock index futures contracts (U.S.)	$—	0.00%	—	0.00%	$773	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	576,744	1.07%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	1,168,680	2.17%
Crude Oil Settling 5/16/2013 (Number of Contracts: 372)	—	0.00%	—	0.00%	834,880	1.55%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%

Total Options Purchased	$—	0.00%	—	0.00%	$2,581,077	4.79%

SHORT FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$—	0.00%	—	0.00%	$43,330	0.08%
Copper Settling 7/1/2013 (Number of Contracts: 534)	—	0.00%	—	0.00%	597,915	1.11%
Various base metals futures contracts (Europe)	288,218	0.27%	—	0.00%	1,538,105	2.86%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(188,693)	-0.35%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	64,660	0.12%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Africa)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	1,336,948	2.48%
Corn Settling 5/1/2013 (Number of Contracts: 272)	—	0.00%	—	0.00%	521,326	0.97%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(312,442)	-0.58%
Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%	(759)	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	(15,708)	-0.03%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	(11,365)	-0.02%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	26,335	0.05%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(1,420,774)	-2.64%
Brent Oil Settling 6/1/2013 (Number of Contracts: 556)	—	0.00%	—	0.00%	(905,730)	-1.68%
Brent Oil Settling 7/1/2013 (Number of Contracts: 295)	—	0.00%	—	0.00%	(1,024,870)	-1.90%
Crude Oil Settling 5/1/2013 (Number of Contracts: 321)	—	0.00%	—	0.00%	(1,285,891)	-2.39%
Crude Oil Settling 6/1/2013 (Number of Contracts: 240)	—	0.00%	—	0.00%	(782,611)	-1.45%
Crude Oil Settling 7/1/2013 (Number of Contracts: 801)	—	0.00%	—	0.00%	(1,345,885)	-2.50%
Crude Oil Settling 9/1/2013 (Number of Contracts: 405)	—	0.00%	—	0.00%	(1,459,802)	-2.71%
Crude Oil Settling 12/1/2014 (Number of Contracts: 859)	—	0.00%	—	0.00%	(2,459,158)	-4.56%
Natural Gas Settling 7/1/2013 (Number of Contracts: 418)	—	0.00%	—	0.00%	(1,054,119)	-1.96%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$288,218	0.27%	—	0.00%	$(8,139,188)	-15.13%

CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$(141,927)	-0.13%	$—	0.00%	$1,691,189	3.12%

OPTIONS WRITTEN *

Various soft futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(236,780)	-0.44%

Total Options Written	$—	0.00%	$—	0.00%	$(236,780)	-0.44%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments (Unaudited)

March 31, 2013

	Balanced Series		Frontier Select Series (1)		Currency Series
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *

Various stock index futures contracts (U.S.)	$1,063,333	0.47%	$—	0.00%	$—	0.00%
Various stock index futures contracts (Oceanic)	(48,187)	-0.02%	—	0.00%	—	0.00%
Various stock index futures contracts (Mexico)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	313,562	0.14%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(1,627,966)	-0.72%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	(80,053)	-0.04%	—	0.00%	—	0.00%
Various stock index futures contracts (Africa)	(46,716)	-0.02%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(484,027)	-0.21%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	(168,874)	-0.07%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	22,920	0.01%	—	0.00%	—	0.00%
Various precious metal futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	1,147,896	0.51%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	(2,079)	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	68,117	0.03%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	1,460,171	0.65%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	92,424	0.04%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	2,243,326	0.99%	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	288,811	0.13%	—	0.00%	—	0.00%
Various currency futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Mexico)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various base metals futures contracts (U.S.)	(13,063)	-0.01%	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	(7,189,490)	-3.18%	—	0.00%	—	0.00%

Total Long Futures Contracts	$(2,959,895)	-1.31%	$—	0.00%	$—	0.00%

OPTIONS PURCHASED *

Various stock index futures contracts (U.S.)	$728,628	0.32%	$—	0.00%	$—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%

Total Options Purchased	$728,628	0.32%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$441,561	0.20%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	6,482,297	2.87%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	(458,755)	-0.20%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	36,863	0.02%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(76)	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	(72,841)	-0.03%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Africa)	(102)	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	572,776	0.25%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	(78,490)	-0.03%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	20,394	0.01%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(1,557)	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	(83,420)	-0.04%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	(135,322)	-0.06%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(166,373)	-0.07%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	366,111	0.16%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(2,186,365)	-0.97%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$4,736,701	2.11%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *
Various currency forwards contracts	$(716,369)	-0.32%	$—	0.00%	$—	0.00%

Total Currency Forwards	$(716,369)	-0.32%	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$1,789,065	0.79%	$—	0.00%	$—	0.00%

OPTIONS WRITTEN *
Various stock index futures contracts (U.S.)	$(363,800)	-0.16%	$—	0.00%	$—	0.00%

Total Options Written	$(363,800)	-0.16%	$—	0.00%	$—	0.00%

Swaps (2)
Frontier Balanced DB Swap (U.S.)	$2,632,943	1.17%	$—	0.00%	$—	0.00%
Frontier Currency DB Swap (U.S.)	1,755,295	0.78%	—	0.00%	—	0.00%
Frontier Balanced RCW-1 Swap (U.S.)	17,443,497	7.72%	—	0.00%	—	0.00%

Total Swaps	21,831,735	9.67%	$—	0.00%	$—	0.00%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Formerly the Tiverton/Graham/Transtrend Series.
(2)	See Note 4 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments (Unaudited)

March 31, 2013

	Winton Series		Frontier Heritage Series (1)
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
Various stock index futures contracts (Mexico)	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (Africa)	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%
Various precious metal futures contracts (Europe)	—	0.00%	—	0.00%
Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%
Various currency futures contracts (Oceanic)	—	0.00%	—	0.00%
Various currency futures contracts (Mexico)	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$—	0.00%

OPTIONS PURCHASED *
Various stock index futures contracts (U.S.)	$—	0.00%	$—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%

Total Options Purchased	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (Africa)	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *
Various currency forwards contracts	$—	0.00%	$—	0.00%

Total Currency Forwards	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$—	0.00%	$—	0.00%

*	Accordingly, the number of contracts and expiration dates are not presented.
(1)	Formerly the Winton/Graham Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments

December 31, 2012

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(22,516)	-0.04%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	892,015	1.45%
Various base metals futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(29,925)	-0.05%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	857,585	1.40%
Brent Crude Oil Settling 4/1/2013 (Number of Contracts: 497)	—	0.00%	—	0.00%	1,188,750	1.94%
Brent Crude Oil Settling 9/1/2013 (Number of Contracts: 270)	—	0.00%	—	0.00%	729,410	1.19%
Crude Oil Settling 2/1/2013 (Number of Contracts: 566)	—	0.00%	—	0.00%	1,837,974	3.00%
Crude Oil Settling 2/1/2014 (Number of Contracts: 606)	—	0.00%	—	0.00%	1,784,120	2.91%
Crude Oil Settling 4/1/2014 (Number of Contracts: 428)	—	0.00%	—	0.00%	1,628,500	2.65%
Crude Oil Settling 8/1/2014 (Number of Contracts: 219)	—	0.00%	—	0.00%	630,550	1.03%
Crude Oil Settling 1/1/2015 (Number of Contracts: 191)	—	0.00%	—	0.00%	722,766	1.18%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	16,663	0.03%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	(13,842)	-0.02%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	37,199	0.06%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	(3,574)	-0.01%
Various interest rates futures contracts (Mexico)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%	20,049	0.03%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	(357,780)	-0.58%
Various precious metals futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	(827)	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	285	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(968,793)	-1.58%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	2,499	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	(33,084)	-0.05%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	83,003	0.14%
Various stock index futures contracts (Africa)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	10,863	0.02%
Various stock index futures contracts (Mexico)	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$9,011,890	14.70%

OPTIONS PURCHASED *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$1,417,280	2.31%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	517,500	0.84%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	966,540	1.58%

Total Options Purchased	$—	0.00%	$—	0.00%	$2,901,320	4.73%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$8,300	0.01%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(1,111,581)	-1.81%
Various base metals futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	99,526	0.16%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(1,309,564)	-2.13%
Brent Crude Oil, Settling 6/1/2013 (Number of Contracts: 424)	—	0.00%	—	0.00%	(1,182,720)	-1.93%
Crude Oil, Settling 4/1/2013 (Number of Contracts: 323)	—	0.00%	—	0.00%	(923,841)	-1.51%
Crude Oil, Settling 5/1/2013 (Number of Contracts: 166)	—	0.00%	—	0.00%	(669,526)	-1.09%
Crude Oil, Settling 6/1/2013 (Number of Contracts: 787)	—	0.00%	—	0.00%	(3,500,831)	-5.71%
Crude Oil, Settling 7/1/2013 (Number of Contracts: 290)	—	0.00%	—	0.00%	(1,400,082)	-2.28%
Crude Oil, Settling 3/1/2014 (Number of Contracts: 450)	—	0.00%	—	0.00%	(1,446,060)	-2.36%
Crude Oil, Settling 6/1/2014 (Number of Contracts: 449)	—	0.00%	—	0.00%	(1,477,983)	-2.41%
Crude Oil, Settling 9/1/2014 (Number of Contracts: 219)	—	0.00%	—	0.00%	(618,510)	-1.01%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	12,197	0.02%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	24,219	0.04%
Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	59,128	0.10%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	703,810	1.15%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	773	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Africa)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$(12,732,745)	-20.76%

CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$—	0.00%	$—	0.00%	$(819,535)	-1.33%

OPTIONS WRITTEN *
Various interest rates futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(155,250)	-0.25%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(445,060)	-0.73%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(328,380)	-0.54%

Total Options Written	$—	0.00%	$—	0.00%	$(928,690)	-1.52%

U.S. TREASURY SECURITIES	Fair Value		Fair Value		Fair Value
US Treasury Note 4.000% due 02/15/2015 (1)	$3,853,000	3.35%	$2,212,909	4.30%	$2,388,540	3.89%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
U.S. Treasury Note 4.000% due 02/15/2015 (1)	$3,574,465		$2,052,937		$2,215,872

	Cost		Cost		Cost
U.S. Treasury Note 4.000% due 02/15/2015 (1)	$3,702,643		$2,126,554		$2,295,332

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments

December 31, 2012

	Balanced Series		Frontier Select Series (2)		Currency Series
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$7,365	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	1,079,576	0.44%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	(2,013,943)	-0.82%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	618,362	0.25%	—	0.00%	—	0.00%
Brent Curde Oil Settling 2/1/2013 (Number of Contracts: 735)	2,850,050	1.16%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(285,562)	-0.12%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	(62,247)	-0.03%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	1,247,403	0.51%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	(146,326)	-0.06%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	298,712	0.12%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	76,885	0.03%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(888,222)	-0.36%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	(131,803)	-0.05%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(494,955)	-0.20%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	246,124	0.10%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(1,219,796)	-0.50%	—	0.00%	—	0.00%
Various stock index futures contracts (Africa)	82,200	0.03%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	132,147	0.05%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	1,111,191	0.45%	—	0.00%	—	0.00%

Total Long Futures Contracts	$2,507,161	1.00%	$—	0.00%	$—	0.00%

OPTIONS PURCHASED *

Various base metals futures contracts(Europe)	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts(U.S.)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	439,170	0.18%	—	0.00%	—	0.00%

Total Options Purchased	439,170	0.18%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$(57,925)	-0.02%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	(3,453,452)	-1.41%	—	0.00%	—	0.00%
Various currency futures contracts (US)	1,732,960	0.71%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(2,108,322)	-0.86%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(356,406)	-0.15%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	79,806	0.03%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	9,865	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)a	172,781	0.07%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	(1,482)	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	8,095	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	1,114,717	0.46%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	124,047	0.05%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(341,725)	-0.14%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	86,851	0.04%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	(628,652)	-0.26%	—	0.00%	—	0.00%

Total Short Futures Contracts	$(3,618,842)	-1.95%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$(672,511)	-0.27%	$—	0.00%	$—	0.00%

OPTIONS WRITTEN *

Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (U.S)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(165,363)	-0.07%	—	0.00%	—	0.00%

Total Options Written	$(165,363)	-0.07%	$—	0.00%	$—	0.00%

Swaps (3)

Frontier Select CTA TRS Deutsche Bank Swap (U.S.)	4,503,745	1.84%	—	0.00%	—	0.00%
Frontier Balanced RCW-1 Swap (U.S.)	17,785,733	7.26%	—	0.00%	—	0.00%

Total Swaps	$22,289,478	9.10%	$—	0.00%	$—	0.00%

U.S. TREASURY SECURITIES

	Fair Value		Fair Value		Fair Value
US Treasury Note 4.000% due 02/15/2015 (1)	$5,951,633	2.97%	$961,568	3.79%	$49,052	1.80%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
US Treasury Note 4.000% due 02/15/2015 (1)	$5,521,388		$892,056		$45,506

	Cost		Cost		Cost
US Treasury Note 4.000% due 02/15/2015 (1)	$5,719,381		$924,044		$47,137

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(2)	Formerly the Tiverton/Graham/Tiverton Series.
(3)	See Note 4 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments

December 31, 2012

	Winton Series		Frontier Heritage Series (2)
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$—	0.00%

Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%
Various base metals futures contracts (US)	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (US)	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%
Various energy futures contracts (US)	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
Various precious metals futures contracts (US)	—	0.00%	—	0.00%
Various soft futures contracts (US)	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%
Various stock index futures contracts (US)	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *	$—	0.00%	$—	0.00%

Total Open Trade Equity	$—	0.00%	$—	0.00%

U.S. TREASURY SECURITIES

	Fair Value		Fair Value
US Treasury Note 4.000% due 02/15/2015 (1)	$1,808,547	4.42%	$776,073	3.74%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
US Treasury Note 4.000% due 02/15/2015 (1)	$1,677,806		$719,971

	Cost		Cost
US Treasury Note 4.000% due 02/15/2015 (1)	$1,737,971		$745,788

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(2)	Formerly the Winton/Graham Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2013 and 2012

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	(Unaudited)		(Unaudited)		(Unaudited)
	3/31/2013	3/31/2012	3/31/2013	3/31/2012	3/31/2013	3/31/2012
Investment income:
Interest - net	$476,525	$597,279	$231,188	$267,859	$297,099	$363,576

Total Income	476,525	597,279	231,188	267,859	297,099	363,576

Expenses:
Incentive Fees	184,498	5,758	—	—	—	77,070
Management Fees	410,426	516,204	324,723	352,610	638,253	864,191
Service Fees - Class 1	305,403	391,766	175,344	187,327	96,103	124,836
Trading Fees	636,522	773,697	292,626	317,570	211,732	254,373

Total Expenses	1,536,849	1,687,425	792,693	857,507	946,088	1,320,470

Investment income/(loss) - net	(1,060,324)	(1,090,146)	(561,505)	(589,648)	(648,989)	(956,894)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	876,008	—	—	1,291,194	(1,915,581)	(33,714,900)
Net change in open trade equity/(deficit)	(708,704)	—	—	(325,481)	1,458,592	29,602,183
Net realized gain/(loss) on swap contracts	—	(106,862)	—	(55,669)	—	(58,693)
Net unrealized gain/(loss) on swap contracts	—	(23,719)	—	(2,775)	—	(20,529)
Net realized gain/(loss) on U.S. Treasury securities	221,284	74,756	107,483	34,851	138,776	46,967
Net unrealized gain/(loss) on U.S. Treasury securities	(236,981)	(210,923)	(115,107)	(96,719)	(148,620)	(128,175)
Trading commissions	(4,325)	—	—	(30,664)	(373,510)	(423,733)
Change in fair value of investments in unconsolidated trading companies	(260,299)	(3,978,434)	890,658	190,278	(531,113)	(1,035,255)

Net gain/(loss) on investments	(113,017)	(4,245,182)	883,034	1,005,015	(1,371,456)	(5,732,135)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,173,341)	(5,335,328)	321,529	415,367	(2,020,445)	(6,689,029)

Less: Operations attributable to non-controlling interests	—	—	—	(29,479)	(1,825,717)	(6,156,086)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,173,341)	$(5,335,328)	$321,529	$444,846	$(194,728)	$(532,943)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(1.19)	$(4.17)	$0.53	$0.70	N/A	$(1.92)
Class 1a	N/A	N/A	N/A	N/A	$(0.61)	$(1.16)
Class 2	$(0.84)	$(3.92)	$0.99	$1.19	$(0.54)	$(1.09)
Class 2a	N/A	N/A	N/A	N/A	$(0.16)	$(0.66)
Class 3	N/A	N/A	N/A	N/A	$(0.55)	$(1.09)

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2013 and 2012

	Balanced Series		Frontier Select Series (1)		Currency Series
	(Unaudited)		(Unaudited)		(Unaudited)
	3/31/2013	3/31/2012	3/31/2013	3/31/2012	3/31/2013	3/31/2012
Investment income:
Interest - net	$47,281	$151,548	$90,594	$18,444	$2,203	$—

Total Income/(loss)	47,281	151,548	90,594	18,444	2,203	—

Expenses:
Incentive Fees	259,439	178,125	—	—	—	—
Management Fees	494,637	689,478	209,199	272,986	—	—
Service Fees - Class 1	991,548	1,340,888	157,859	254,314	14,395	29,910
Trading Fees	345,915	477,527	44,783	70,889	3,688	7,497

Total Expenses	2,091,539	2,686,018	411,841	598,189	18,083	37,407

Investment (loss) - net	(2,044,258)	(2,534,470)	(321,247)	(579,745)	(15,880)	(37,407)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(7,710,668)	(3,425,652)	—	—	—	—
Net change in open trade equity/(deficit)	2,079,022	(2,358,281)	—	—	—	—
Net realized gain/(loss) on swap contracts	—	(175,294)	—	(34,232)	—	(6,104)
Net unrealized gain/(loss) on swap contracts	(457,743)	648,445	—	(2,448)	—	3,603
Net realized gain/(loss) on U.S. Treasury securities	362,137	124,168	78,233	25,726	4,064	1,336
Net unrealized gain/(loss) on U.S. Treasury securities	(387,826)	(354,777)	(83,782)	(62,790)	(4,352)	(3,833)
Trading commissions	(669,441)	(1,207,366)	—	—	—	—
Change in fair value of investments in unconsolidated trading companies	2,812,325	(3,988,952)	1,328,440	191,503	(46,203)	(132,912)
Net realized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—	—	—	(2,172,987)	—	—
Net unrealized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—	—	—	2,084,880	—	—

Net gain/(loss) on investments	(3,972,194)	(10,737,709)	1,322,891	29,652	(46,491)	(137,910)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(6,016,452)	(13,272,179)	1,001,644	(550,093)	(62,371)	(175,317)

Less: Operations attributable to non-controlling interests	(2,804,033)	(3,042,910)	—	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(3,212,419)	$(10,229,269)	$1,001,644	$(550,093)	$(62,371)	$(175,317)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(2.12)	$(5.38)	$3.20	$(1.39)	$(0.94)	$(3.11)
Class 1a	N/A	$(4.58)	N/A	N/A	N/A	N/A
Class 2	$(1.65)	$(5.58)	$4.80	$(0.92)	$(0.69)	$(3.24)
Class 2a	$(0.90)	$(4.51)	N/A	N/A	N/A	N/A
Class 3a	$(0.91)	$(4.51)	N/A	N/A	N/A	N/A

(1)	Formerly known as the Tiverton/Graham/Transtrend Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Operations

For the Three Months Ended March 31, 2013 and 2012

	Winton Series		Frontier Heritage Series (1)
	(Unaudited)		(Unaudited)
	3/31/2013	3/31/2012	3/31/2013	3/31/2012
Investment income:
Interest - net	$110,026	$126,136	$37,238	$21,969

Total Income	110,026	126,136	37,238	21,969

Expenses:
Incentive Fees	—	—	—	—
Management Fees	252,254	267,609	139,061	298,313
Service Fees - Class 1	222,806	282,428	119,839	179,072
Trading Fees	74,742	91,423	37,183	55,058

Total Expenses	549,802	641,460	296,083	532,443

Investment (loss) - net	(439,776)	(515,324)	(258,845)	(510,474)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—	—
Net change in open trade equity/(deficit)	—	—	—	—
Net realized gain/(loss) on swap contracts	—	(57,781)	—	(30,602)
Net unrealized gain/(loss) on swap contracts	—	(7,291)	—	943
Net realized gain/(loss) on U.S. Treasury securities	115,236	38,080	50,795	16,888
Net unrealized gain/(loss) on U.S. Treasury securities	(123,411)	(104,872)	(54,398)	(46,888)
Trading commissions	—	—	—	—
Change in fair value of investments in unconsolidated trading companies	2,319,375	(365,754)	1,763,456	544,182

Net gain/(loss) on investments	2,311,200	(497,618)	1,759,853	484,523

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	1,871,424	(1,012,942)	1,501,008	(25,951)

Less: Operations attributable to non-controlling interests	—	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$1,871,424	$(1,012,942)	$1,501,008	$(25,951)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$5.80	$(3.13)	$7.08	$(0.36)
Class 2	$8.22	$(2.47)	$9.98	$0.53

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2013

(Unaudited)

	Frontier Diversified Series					Frontier Masters Series
	Class 1	Class 1	Class 2	Class 2		Class 1	Class 1	Class 2	Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2012	$25,959	$58,973,977	$1,436,973	$54,744,663	$115,181,572	$27,804	$34,575,695	$605,508	$16,277,151	$51,486,158
Sale of Units	—	696,614	—	845,651	1,542,265	—	1,148,139	—	472,083	1,620,222
Redemption of Units	—	(4,824,816)	—	(2,625,358)	(7,450,174)	—	(1,976,286)	—	(1,596,464)	(3,572,750)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’
Capital resulting from operations	(327)	(720,069)	(12,013)	(440,932)	(1,173,341)	146	167,871	5,571	147,941	321,529

Owners’ Capital, March 31, 2013	$25,632	$54,125,706	$1,424,960	$52,524,024	$108,100,322	$27,950	$33,915,419	$611,079	$15,300,711	$49,855,159

Owners’ Capital - Units, December 31, 2012	275	624,740	14,301	544,826		275	341,974	5,627	151,262

Sale of Units	—	7,502	—	8,657		—	11,320	—	4,411
Redemption of Units	—	(51,562)	—	(26,330)		—	(19,499)	—	(14,780)

Owners’ Capital - Units, March 31, 2013	275	580,680	14,301	527,153		275	333,795	5,627	140,893

		(1)		(1)			(1)		(1)
Net asset value per unit at December 31, 2012		$94.40		$100.48			$101.11		$107.61
Change in net asset value per unit for the period ended March 31, 2013		(1.19)		(0.84)			0.53		0.99

Net asset value per unit at March 31, 2013		$93.21		$99.64			$101.64		$108.60

(1) Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2013

(Unaudited)

	Frontier Long/Short Commodity Series
	Class 2		Class 3	Class 1a	Class 1a	Class 2a	Class 2a
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2012	$449,011	$6,449,774	$19,761,047	$12,732	$18,970,806	$256,560	$10,625,551	$4,826,683	$61,352,164

Sale of Units	—	—	—	—	354,310	—	221,400	—	575,710
Redemption of Units	—	(1,167,978)	(3,450,590)	—	(1,622,472)	—	(964,208)	—	(7,205,248)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	(1,021,567)	(1,021,567)
Contributions	—	—	—	—	—	—	—	2,920,468	2,920,468
Distributions	—	—	—	—	—	—	—	(730,290)	(730,290)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	(1,825,717)	(1,825,717)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(1,665)	(26,287)	(54,370)	(71)	(93,314)	(356)	(18,665)	—	(194,728)

Owners’ Capital, March 31, 2013	447,346	5,255,509	16,256,087	12,661	17,609,330	256,204	9,864,078	4,169,577	53,870,792

Owners’ Capital - Units, December 31, 2012	3,083	44,284	135,642	117	174,713	2,222	92,035

Sale of Units	—	—	—	—	3,251	—	1,931
Redemption of Units	—	(8,065)	(23,642)	—	(14,876)	—	(8,407)

Owners’ Capital - Units, March 31, 2013	3,083	36,219	112,000	117	163,088	2,222	85,559

		(1)			(1)		(1)
Net asset value per unit at December 31, 2012		$145.65	$145.69		$108.58		$115.45
Change in net asset value per unit for the period ended March 31, 2013		(0.54)	(0.55)		(0.61)		(0.16)

Net asset value per unit at March 31, 2013		$145.11	$145.14		$107.97		$115.29

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2013

(Unaudited)

	Balanced Series
	Class 1	Class 2		Class 2a		Class 3a
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2012	143,906,872	3,225,784	48,233,784	153,884	855,636	3,776,790	44,816,933	244,969,683

Sale of Units	92,934	—	3,856	—	—	—	—	96,790
Redemption of Units	(11,819,813)	—	(2,127,467)	—	(94,778)	(779,229)	—	(14,821,287)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	(281,653)	(281,653)
Contributions	—	—	—	—	—	—	20,816,220	20,816,220
Distributions	—	—	—	—	—	—	(18,929,075)	(18,929,075)
Operations attributable to non-controlling interests	—	—	—	—	—	—	(2,804,033)	(2,804,033)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(2,612,663)	(35,673)	(525,877)	(1,113)	(7,279)	(29,814)	—	(3,212,419)

Owners’ Capital, March 31, 2013	$129,567,330	$3,190,111	$45,584,296	$152,771	$753,579	$2,967,747	$43,618,392	$225,834,226

Owners’ Capital - Units, December 31, 2012	1,237,173	21,620	323,274	1,237	6,880	30,469

Sale of Units	807	—	26	—	—	—
Redemption of Units	(103,455)	—	(14,368)	—	(776)	(6,351)

Owners’ Capital - Units, March 31, 2013	1,134,525	21,620	308,932	1,237	6,104	24,118

			(1)		(1)
Net asset value per unit at December 31, 2012	$116.32		$149.20		$124.36	$123.96
Change in net asset value per unit for the period ended March 31, 2013	(2.12)		(1.65)		(0.90)	(0.91)

Net asset value per unit at March 31, 2013	$114.20		$147.55		$123.46	$123.05

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2013

(Unaudited)

	Frontier Select Series (2)				Currency Series
	Class 1	Class 2			Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2012	22,266,758	7,013	3,070,870	25,344,641	2,666,969	2,134	52,022	2,721,125

Sale of Units	4,380	—	—	4,380	6,870	—	—	6,870
Redemption of Units	(1,742,251)	—	(269,549)	(2,011,800)	(1,823,076)	—	(6,144)	(1,829,220)
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	864,271	336	137,037	1,001,644	(61,748)	(20)	(603)	(62,371)

Owners’ Capital, March 31, 2013	$21,393,158	$7,349	$2,938,358	$24,338,865	$789,015	$2,114	$45,275	$836,404

Owners’ Capital - Units, December 31, 2012	283,073	70	30,848		46,863	29	713

Sale of Units	55	—	—		123	—	—
Redemption of Units	(21,799)	—	(2,690)		(32,889)	—	(87)

Owners’ Capital - Units, March 31, 2013	261,329	70	28,158		14,097	29	626

			(1)				(1)
Net asset value per unit at December 31, 2012	$78.66		$99.55		$56.91		$72.95
Change in net asset value per unit for the period ended March 31, 2013	3.20		4.80		(0.94)		(0.69)

Net asset value per unit at March 31, 2013	$81.86		$104.35		$55.97		$72.26

(1)	Values are for both the Managing Owner and Limited Owners.
(2)	Formerly the Tiverton/Graham/Transtrend Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2013

(Unaudited)

	Winton Series				Frontier Heritage Series (2)
	Class 1	Class 2			Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2012	30,645,208	32,721	10,281,605	40,959,534	16,680,498	51,683	4,021,358	20,753,539

Sale of Units	43,950	—	—	43,950	11,409	—	—	11,409
Redemption of Units	(1,767,373)	—	(117,344)	(1,884,717)	(1,519,117)	—	(564,231)	(2,083,348)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	1,340,980	1,702	528,742	1,871,424	1,189,392	4,271	307,345	1,501,008

Owners’ Capital, March 31, 2013	$30,262,765	$34,423	$10,693,003	$40,990,191	$16,362,182	$55,954	$3,764,472	$20,182,608

Owners’ Capital - Units, December 31, 2012	234,414	207	64,952		176,419	428	33,325

Sale of Units	326	—	—		117	—	—
Redemption of Units	(13,081)	—	(736)		(15,540)	—	(4,511)

Owners’ Capital - Units, March 31, 2013	221,659	207	64,216		160,996	428	28,814

			(1)				(1)
Net asset value per unit at December 31, 2012	$130.73		$158.30		$94.55		$120.67
Change in net asset value per unit for the period ended March 31, 2013	5.80		8.22		7.08		9.98

Net asset value per unit at March 31, 2013	$136.53		$166.52		$101.63		$130.65

(1)	Values are for both the Managing Owner and Limited Owners.
(1)	Formerly the Winton/Graham Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	3/31/2013	3/31/2012	3/31/2013	3/31/2012	3/31/2013	3/31/2012
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,173,341)	$(5,335,328)	$321,529	$415,367	$(2,020,445)	$(6,689,029)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity/(deficit)	141,927	—	—	325,481	(2,510,724)	(28,220,701)
Net change in options written	—	—	—	—	(691,910)	231,913
Net change in ownership allocation of U.S. Treasury securities	154,070	337,697	416,252	(571,973)	68,797	(734,629)
Net change in ownership allocation of custom time deposits	1,837,104	1,661,906	466,503	(3,166,402)	1,258,991	(2,506,283)
Net change in ownership allocation of credit default swaps	—	423	—	(1,219)	—	(4,324)
Net realized (gain) on swap contracts	—	106,862	—	55,669	—	58,693
Net unrealized (gain)/loss on swap contracts	—	23,719	—	2,775	—	20,529
Net unrealized (gain)/loss on U.S. Treasury securities	236,981	210,923	115,107	96,719	148,620	128,175
Net realized (gain)/loss on U.S. Treasury securities	(221,284)	(74,756)	(107,483)	(34,851)	(138,776)	(46,967)
(Purchases) sales of:
Sales of swap contracts	—	—	—	—	—	—
(Purchases) of swap contracts	—	—	—	—	—	—
Sales of custom time deposits	—	4,380,919	—	2,418,141	—	2,122,345
(Purchases) of custom time deposits	—	—	—	—	—	—
Sales of U.S. Treasury securities	3,683,233	3,196,285	1,789,033	1,483,058	2,309,899	2,037,623
Increase and/or decrease in:
Receivable from futures commission merchants	(219,483)	—	—	(821,048)	5,064,018	25,948,364
Change in control of ownership - trading companies	—	—	—	—	(1,021,567)	—
Contributions to trading companies	—	—	—	2,399,103	2,920,468	11,701,255
Distributions from trading companies	—	—	—	(196,470)	(730,290)	(4,910,823)
Investments in unconsolidated trading companies	293,263	(5,692,279)	(2,174,841)	(4,460,038)	1,065,497	(1,149,406)
Prepaid service fees - Class 1	7,036	56,533	11,225	2,243	13,531	15,988
Interest receivable	52,745	168,516	30,945	70,659	33,402	93,000
Receivable from other series	(189,085)	—	(87,205)	—	(94,229)	—
Receivable from related parties	(27,618)	(199,902)	(59,939)	—	(76,641)	(150,722)
Other assets	—	(1,038)	—	(274)	—	(45)
Inter-series payables/receivables, at fair value	—	—	—	—	—	—
Incentive fees payable to Managing Owner	(5,405)	(491,297)	—	5,203	—	(70,633)
Management fees payable to Managing Owner	(9,209)	(8,654)	(6,220)	3,220	(65,638)	20,555
Interest payable to Managing Owner	(993)	(4,165)	(506)	(192)	(1,039)	55
Trading fees payable to Managing Owner	2,652	(10,383)	372	3,783	(8,287)	4,397
Service fees payable to Managing Owner	(3,541)	5,236	3,988	3,189	4,020	(7,326)
Payables to related parties	(17,531)	50,000	48,192	108,209	15,921	—
Other liabilities	—	6,319	—	2,630	237	4,914

Net cash provided by (used in) operating activities	4,541,521	(1,612,464)	766,952	(1,857,018)	5,543,855	(2,103,082)

Cash Flows from Financing Activities:
Proceeds from sale of units	1,542,265	3,992,293	1,620,222	2,019,536	575,710	5,357,107
Payment for redemption of units	(7,450,174)	(6,880,123)	(3,572,750)	(1,956,295)	(7,205,248)	(6,130,690)
Pending owner additions	(20,637)	(187,099)	(4,854)	274,050	(49,287)	53,127
Owner redemptions payable	(494,551)	(80,926)	144,941	(1,646)	(46,610)	(4,736)

Net cash provided by (used in) financing activities	(6,423,097)	(3,155,855)	(1,812,441)	335,645	(6,725,435)	(725,192)

Net increase (decrease) in cash and cash equivalents	(1,881,576)	(4,768,319)	(1,045,489)	(1,521,373)	(1,181,580)	(2,828,274)
Cash and cash equivalents, beginning of period	2,681,889	4,976,749	1,542,661	2,234,716	1,710,151	3,045,849

Cash and cash equivalents, end of period	$800,313	$208,430	$497,172	$713,343	$528,571	$217,575

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Balanced Series		Frontier Select Series (1)		Currency Series
	3/31/2013	3/31/2012	3/31/2013	3/31/2012	3/31/2013	3/31/2012
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(6,016,452)	$(13,272,179)	$1,001,644	$(550,093)	$(62,371)	$(175,317)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	(2,461,576)	849,550	—	—	—	—
Net change in options written, at fair value	198,437	(1,114,036)	—	—	—	—
Net change in ownership allocation of U.S. Treasury securities	(101,758)	2,560,311	(346,146)	(1,076,814)	(18,874)	29,392
Net change in custom time deposits	1,812,994	10,435,694	(3,508,038)	(5,243,876)	848,715	(401,191)
Net change in ownership allocation of credit default swaps	—	9,782	—	(2,283)	—	82
Net change in ownership allocation of total return swaps	—	—	—	—	—	—
Net unrealized (gain)/loss on swap contracts	457,743	(648,445)	—	2,448	—	(3,603)
Net realized (gain)/loss on swap contracts	—	175,294	—	34,232	—	6,104
Net unrealized (gain)/loss on U.S. Treasury securities	387,826	354,777	83,782	(25,726)	4,352	(1,336)
Net realized (gain)/loss on U.S. Treasury securities	(362,137)	(124,168)	(78,233)	62,790	(4,064)	3,833
Net realized (gain)/loss on investment in Berkeley Quantitative Colorado Fund LLC	—	—	—	2,172,987	—	—
Net unrealized (gain)/loss on investment in Berkeley Quantitative Colorado Fund LLC	—	—	—	(2,084,880)	—	—
Net increase from payments by managing owner	—	—	—	—	—	—
(Purchases) sales of:
Sales of swap contracts	—	—	—	—	—	—
(Purchases) of swap contracts	—	—	—	—	—	—
Sales of custom time deposits	—	8,877,976	—	2,014,489	—	614,348
(Purchases) of custom time deposits	—	—	—	—	—	—
Sales of U.S. Treasury securities	6,027,702	5,287,147	1,302,165	1,107,497	67,638	57,972
Sale (purchase) of Berkeley Quantitative Colorado Fund LLC	—	—	—	6,182,737	—	—
Increase and/or decrease in:
Receivable from futures commission merchants	9,190,103	(18,962,235)	—	—	—	—
Change in control of ownership - trading companies	(281,653)	—	—	—	—	—
Investments in unconsolidated trading companies, at fair value	1,785,411	(2,721,260)	3,225,528	(895,496)	46,203	132,990
Contributions to trading companies	20,816,220	47,191,603	—	—	—	—
Distributions from trading companies	(18,929,075)	(33,736,201)	—	—	—	—
Inter-series payables/receivables, at fair value	—	—	—	—	—	—
Prepaid service fees - Class 1	—	—	—	—	—	—
Interest receivable	83,231	304,418	13,439	40,050	688	3,406
Receivable from other series	(395,020)	—	(42,573)	—	—	—
Receivable from related parties	(82,654)	(500,436)	—	—	(220)	—
Other assets	(54)	(9,297)	—	(796)	—	(52)
Payable to other series	—	—	—	—	915,112	—
Incentive fees payable to Managing Owner	(267,867)	(1,195,031)	—	—	—	—
Management fees payable to Managing Owner	(29,755)	(13,081)	(50,367)	(14,371)	—	—
Interest payable to Managing Owner	(22,861)	(30,345)	(1,126)	(4,719)	(2,454)	(1,239)
Trading fees payable to Managing Owner	(15,557)	(18,718)	(426)	(1,698)	(1,252)	(298)
Service fees payable to Managing Owner	(26,108)	(35,268)	(1,232)	(6,356)	(1,674)	(920)
Payables to related parties	6,634	492	(23,356)	47,290	(112)	83
Other liabilities	7,018	17,906	—	570	—	21

Net cash provided by (used in) operating activities	11,780,792	3,684,250	1,575,061	1,757,982	1,791,687	264,275

Cash Flows from Financing Activities:
Proceeds from sale of units	96,790	1,886,584	4,380	9,489	6,870	12,662
Payment for redemption of units	(14,821,287)	(14,749,780)	(2,011,800)	(2,793,543)	(1,829,220)	(428,009)
Pending owner additions	(8,471)	(4,499)	(68)	(283)	(3,224)	(268)
Owner redemptions payable	(15,711)	278,128	32,011	(131,181)	—	(14,022)

Net cash provided by (used in) financing activities	(14,748,679)	(12,589,567)	(1,975,477)	(2,915,518)	(1,825,574)	(429,637)

Net increase (decrease) in cash and cash equivalents	(2,967,887)	(8,905,317)	(400,416)	(1,157,536)	(33,887)	(165,362)
Cash and cash equivalents, beginning of period	4,111,855	9,758,138	664,310	1,352,378	33,887	182,875

Cash and cash equivalents, end of period	$1,143,968	$852,821	$263,894	$194,842	$—	$17,513

(1)	Formerly the Tiverton/Graham/Transtrend Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Winton Series		Frontier Heritage Series (1)
	3/31/2013	3/31/2012	3/31/2013	3/31/2012
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$1,871,424	$(1,012,942)	$1,501,008	$(25,951)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	—	—	—	—
Net change in ownership allocation of U.S. Treasury securities	(117,717)	(608,100)	(73,002)	126,646
Net change in custom time deposits	(3,010,150)	(2,589,559)	(3,199,695)	(911,369)
Net change in ownership allocation of credit default swaps	—	(3,184)	—	722
Net unrealized (gain)/loss on swap contracts	—	7,291	—	(943)
Net realized (gain)/loss on swap contracts	—	57,781	—	30,602
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	123,411	104,872	54,398	46,888
Net realized (gain) loss on U.S. Treasury securities, at fair value	(115,236)	(38,080)	(50,795)	(16,888)
(Purchases) sale of:
(Purchases) of swap contracts	—	—	—	—
Sales of custom time deposits	—	2,095,034	—	2,476,747
(Purchases) of custom time deposits	—	—	—	—
Sales of U.S. Treasury Securities, at fair value	1,918,089	1,652,092	845,472	725,012
Increase and/or decrease in:
Receivable from futures commission merchants	—	—	—	—
Change in control of ownership of trading companies	—	—	—	—
Contributions to trading companies	—	—	—	—
Distributions from trading companies	—	—	—	—
Investments in unconsolidated trading companies, at fair value	365,051	(726,221)	2,692,606	(678,749)
Prepaid service fees - Class 1	—	—	—	—
Interest receivable	25,284	76,691	10,846	39,223
Receivable from other series	(71,698)	—	(35,303)	—
Receivable from related parties	(15,719)	—	(11,972)	—
Other assets	—	(2,395)	—	(1,461)
Incentive fees payable to Managing Owner	—	—	—	—
Management fees payable to Managing Owner	3,778	154	(31,301)	2,047
Interest payable to Managing Owner	615	(1,709)	(501)	(3,413)
Trading fees payable to Managing Owner	219	(561)	(198)	(1,224)
Service fees payable to Managing Owner	(760)	(2,502)	(208)	(3,776)
Payables to related parties	(563)	308	(317)	(16)
Other liabilities	—	1,165	—	(743)

Net cash provided by (used in) operating activities	976,028	(989,865)	1,701,038	1,803,354

Cash Flows from Financing Activities:
Proceeds from sale of units	43,950	54,670	11,409	16,185
Payment for redemption of units	(1,884,717)	(953,645)	(2,083,348)	(3,026,729)
Pending owner additions	454	(348)	10	(158)
Owner redemptions payable	64,963	(319)	52,380	165,125

Net cash provided by (used in) financing activities	(1,775,350)	(899,642)	(2,019,549)	(2,845,577)

Net increase (decrease) in cash and cash equivalents	(799,322)	(1,889,507)	(318,511)	(1,042,223)
Cash and cash equivalents, beginning of period	1,249,455	2,051,272	536,159	1,156,042

Cash and cash equivalents, end of period	$450,133	$161,765	$217,648	$113,819

(1)	Formerly the Winton/Graham Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Notes to Financial Statements (Unaudited)

1. Organization and Purpose

The Frontier Fund, which is referred to in this report as the “Trust”, was formed on August 8, 2003, as a Delaware statutory trust. Please refer to the consolidated financial statements of the Trust included within this quarterly report. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest (the “Units”) pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). It is managed by its Managing Owner, Equinox Fund Management, LLC.

Purchasers of Units are limited owners of the Trust (“Limited Owners”) with respect to beneficial interests of the Series’ Units purchased. The Trust Act provides that, except as otherwise provided in the amended and restated declaration of trust and trust agreement dated August 8, 2003, by and among the Managing Owner, Wilmington Trust Company as trustee and the unitholders from time to time (the “Trust Agreement”), unitholders in a Delaware statutory trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited Owners do not have any such liability. The Managing Owner will make contributions to the Series of the Trust necessary to maintain at least a 1% interest in the aggregate capital, profits and losses of the combined Series of the Trust.

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

The Trust has nine (9) separate and distinct Series of Units issued and outstanding: Frontier Diversified Series, Frontier Masters Series, Balanced Series, Frontier Long/Short Commodity Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Currency Series, Winton Series, Frontier Heritage Series (formerly Winton/Graham Series) and TBG Institutional Series (each a “Series” and collectively, the “Series”). The TBG Institutional Series is a private series of the Trust and has been consolidated within the Trust financial statements and notes to the financial statements. The Trust, with respect to the Series, may issue additional Series of Units.

The Trust has eight (8) separate and distinct Series of Units issued and outstanding: Frontier Diversified Series, Frontier Masters Series, Balanced Series, Frontier Long/Short Commodity Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Currency Series, Winton Series and Frontier Heritage Series (formerly Winton/Graham Series) (each a “Series” and collectively, the “Series”). The Trust, with respect to the Series, may issue additional Series of Units.

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

As of March 31, 2013, the Trust, with respect to the Frontier Diversified Series, Frontier Masters Series, Frontier Select Series, Currency Series, Winton Series and Frontier Heritage Series separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Balanced Series, and Frontier Long/Short Commodity Series separates Units into six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of certificates of deposit, custom time deposits and U.S. Treasury securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

As of March 31, 2013, Winton Series has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. The Currency Series invests a portion of its assets in a single Trading Company, which allocates assets to one Swap. Each of the Frontier Diversified Series, Frontier Masters Series, Frontier Long/Short Commodity Series, Balanced Series, Frontier Select Series, and Frontier Heritage Series has invested a portion of its assets in several different Trading Companies and one or more Trading Advisors may manage the assets invested in such Trading Companies.

In November 2010, the Frontier Select Series invested a portion of its assets in Berkeley Quantitative Colorado Fund LLC, an unaffiliated company, managed by an affiliate of Berkeley Quantitative L.P. Through this investment, Berkeley Quantitative L.P. became a commodity trading advisor to the Series. This investment was liquidated on March 20, 2012.

During July 2012, Frontier Long/Short Commodity Series Class 1 Units and Balanced Series Class 1a Units ceased Trading Operations and all remaining Units were exchanged for Class 3 Units and Class 3a Units, respectively.

Effective April 19, 2013, the Currency Series ceased operations and liquidated. All existing investors were redeemed as of April 19, 2013 at that date’s unit net asset value.

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

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2012 Annual Report on Form 10-K as filed with the SEC.

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

The consolidated financial statements of the Balanced Series include the assets, liabilities and earnings of its majority-controlled Trading Companies; Frontier Trading Company I LLC, Frontier Trading Company XIV, LLC, Frontier Trading Company IX, LLC and Frontier Trading Company XVII, LLC and the assets and liabilities of its majority owned Trading Companies, and the earnings of Trading Company XXIII, LLC from July 11, 2012 to March 12, 2013. Also included in the consolidated financial statements were the earnings of its majority controlled trading company, Trading Company XVIII, LLC from January 1, 2011 through May 14, 2012 and the earnings from Frontier Trading Company XV, LLC from January 1, 2011 through December 28, 2012. Multiple Series have investment interests in Frontier Trading Company I LLC. The Managing Owner assigns the full ownership and earnings of that swap identified in footnote four as Option/Swap with Societe Generale, owned by Frontier Trading Company I LLC, to the Balanced Series.

The consolidated financial statements of the Frontier Long/Short Commodity Series include the assets, liabilities and earnings of its majority controlled trading companies; Frontier Trading Company VII, LLC, from September 28, 2011 to March 31, 2013 and Frontier Trading Company XVIII, LLC from May 15, 2012 through March 31, 2013.

The consolidated financial statements of the Frontier Masters Series include the assets, liabilities and earnings of its majority owned trading company, Frontier Trading Company XXI, LLC (earnings from March 1, 2011 through December 28, 2012). The consolidated financial statements of the Frontier Diversified Series include the assets, liabilities and earnings of its majority owned trading company, Frontier Trading Company V, LLC (earnings from March 9, 2013 through March 31, 2013).

Investment in Berkeley Quantitative Colorado Fund LLC—The Frontier Select Series had an investment in the Berkeley Quantitative Colorado Fund LLC. The Berkeley Quantitative Colorado Fund LLC began operations on November 1, 2010 and was liquidated on March 20, 2012. The Berkeley Quantitative Colorado Fund LLC was not consolidated into the financial statements of the Frontier Select Series because the Trust had no control or transparency over the operations of the trading company. This investment was shown on the statements of financial condition with the change in fair value shown in net unrealized gain/(loss) on the Berkeley Quantitative Colorado Fund LLC. This investment was liquidated on March 20, 2012.

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

Interest Income—Aggregate interest income from all sources, including assets held at Futures Commission Merchants (“FCM”), up to two percentage points of the aggregate percentage yield (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Frontier Select Series, Currency Series, Winton Series and Frontier Heritage Series. For the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series and Balanced Series (Class 1a, Class 2a and Class 3a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. All interest not paid to the Managing Owner is interest income to the Series.

U.S. Treasury Securities, custom time deposits and certain demand deposits are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. All U.S. Treasury Securities have been liquidated as of March 31, 2013.

U.S. Treasury Securities—U.S. Treasury Securities were allocated to all Series of the Trust based on each Series’ percentage ownership in the pooled cash management assets as of the reporting date. They were reported at fair value as Level 1 inputs under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Series of the Trust valued U.S. Treasury Securities at fair value and recorded the daily change in value in the statements of operations as net unrealized gain/(loss) on U.S. Treasury securities. Accrued interest was reported on the statements of financial condition as interest receivable.

Custom Time Deposits—Custom time deposits are structured deposit agreements with U.S. Bank National Association that earn a guaranteed fixed interest rate 3.75%, mature nine months from the deposit date and are subject to automatic six-month rollovers through October 2015. Custom time deposits were purchased on April 1, 2010, September 15, 2009, October 21, 2008 and October 30, 2008. Interest is paid monthly or at least every nine months. Unscheduled withdrawals will be subject to certain penalties and other costs of up to 1.0% of the amount deposited if withdrawn within the first nine months from the deposit date. The withdrawal fee is set at 0.225% for the period from nine months to one year subsequent to the deposit date and decreases by .05% increments for each year thereafter through the maturity date. In May 2011, July 2011, August 2011 and January 2012, October 2012, and November 2012, the Trust, with respect to the Series, redeemed approximately $25 million, $25 million, $50 million $25 million and $16 million, respectively, in custom time deposits held with U.S. Bank N.A which represented a full liquidation of the 2.17% investment tranche and an additional $25 million of the 3.75% tranche. Custom time deposits are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. The Series of the Trust values the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.50 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to ASC 820.

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

Each Series allocates funds to an affiliated Trading Company, or Companies, of the Trust. Each Trading Company allocates all of its daily trading gains or losses to the Series in proportion to each Series’ ownership trading level interest in the Trading Company, adjusted on a daily basis (except for Trading Advisors and other investments such as swap that are directly allocated to a specific series). The value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

Receivables/Payables From Other Series—Advances between the Series can be made through a re-allocation of the Series’ interest in the cash management pool and all accounted for as a receivable or payable from/to other Series.

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

Recently Adopted Accounting Pronouncements —In December of 2011, FASB issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. FASB issued additional clarification to specify that the guidance applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria of the Codification or subject to a master netting arrangement or similar agreement. This guidance is effective for annual and interim periods beginning on or after January, 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material impact on the Series financial position or results of operations and is disclosed in Note 8.

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

The following table summarizes the instruments that comprise the Trust, with respect to the Series, financial asset portfolio, by Series, measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Diversified Series
Investment in Unconsolidated Trading Companies	$40,126,797	$1,395,866	$1,010,500	$42,533,163
Open Trade Equity (Deficit)	(141,927)	—	—	(141,927)
Frontier Masters Series
Investment in Unconsolidated Trading Companies	10,584,500	1,362,138	—	11,946,638
Frontier Long/Short Commodity Series
Open Trade Equity (Deficit)	(889,888)	2,581,077	—	1,691,189
Options Written	—	(236,780)	—	(236,780)
Investment in Unconsolidated Trading Companies	2,609,741	—	—	2,609,741
Balanced Series
Open Trade Equity (Deficit)	1,776,806	12,259	—	1,789,065
Options Written	—	(363,800)	—	(363,800)
Swap Contracts	—	—	21,831,735	21,831,735
Investment in Unconsolidated Trading Companies	14,332,314	2,660,703	1,414,700	18,407,717
Frontier Select Series (1)
Investment in Unconsolidated Trading Companies	1,598,696	932,485	1,616,800	4,147,981
Currency Series
Investment in Unconsolidated Trading Companies		—	1,755,295	1,755,295
Winton Series
Investment in Unconsolidated Trading Companies	6,550,410	(49,496)	—	6,500,914
Frontier Heritage Series (2)
Investment in Unconsolidated Trading Companies	2,272,374	(11,125)	1,221,000	3,482,249

(1)	Formerly the Tiverton/Graham/Transtrend Series.
(2)	Formerly the Winton/Graham Series.

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Diversified Series
Investment in Unconsolidated Trading Companies	$41,070,543	$1,755,883	$—	$42,826,426
U.S. Treasury Securities	3,853,000	—	—	3,853,000
Frontier Masters Series
Investment in Unconsolidated Trading Companies	8,172,213	1,599,584	—	9,771,797
U.S. Treasury Securities	2,212,909	—	—	2,212,909
Frontier Long/Short Commodity Series
Open Trade Equity (Deficit)	(3,720,855)	2,901,320	—	(819,535)
Options Written	—	(928,690)	—	(928,690)
Investment in Unconsolidated Trading Companies	3,661,455	13,783	—	3,675,238
U.S. Treasury Securities	2,388,540	—	—	2,388,540
Balanced Series
Open Trade Equity (Deficit)	(1,111,681)	439,170	—	(672,511)
Options Written	—	(165,363)	—	(165,363)
Swap Contracts	—	—	22,289,478	22,289,478
Investment in Unconsolidated Trading Companies	16,719,672	3,473,456	—	20,193,128
U.S. Treasury Securities	5,951,633	—	—	5,951,633
Frontier Select Series (1)
Investment in Unconsolidated Trading Companies	5,981,225	1,392,284	—	7,373,509
U.S. Treasury Securities	961,568	—	—	961,568
Currency Series
Investment in Unconsolidated Trading Companies	—	—	1,801,498	1,801,498
U.S. Treasury Securities	49,052	—	—	49,052
Winton Series
Investment in Unconsolidated Trading Companies	6,820,010	45,955	—	6,865,965
U.S. Treasury Securities	1,808,547	—	—	1,808,547
Frontier Heritage Series (2)
Investment in Unconsolidated Trading Companies	6,070,974	103,881	—	6,174,855
U.S. Treasury Securities	776,073	—	—	776,073

(1)	Formerly the Tiverton/Graham/Trasntrend Series.
(2)	Formerly the Winton/Graham Series.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments — net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the three months ended March 31, 2013, all identified Level 3 assets are components of the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, Balanced Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Currency Series, Winton Series and Frontier Heritage Series (formerly Winton/Graham Series) Series.

For the Three Months Ended March 31, 2013

Swaps

Balanced Series
Balance of recurring Level 3 assets as of January 1, 2013	$22,289,478
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	(457,743)
Change in ownership allocation of credit default swaps	—
Change in ownership allocation of total return swaps	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of March 31, 2013	$21,831,735

Investments in Unconsolidated Trading Companies:

	Balanced Series	Currency Series	Frontier Select Series (1)
Balance of recurring Level 3 assets as of January 1, 2013	$—	$1,801,498	$—
Change in fair value of investments in unconsolidated trading companies	14,700	(46,203)	16,800
Proceeds from sales of investments of unconsolidated trading companies	—	—	—
Purchases of investments of unconsolidated trading companies	1,400,000	—	1,600,000
Change in ownership allocation	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of March 31, 2013	$1,414,700	$1,755,295	$1,616,800

	Frontier Diversified Series	Frontier Heritage Series (2)
Balance of recurring Level 3 assets as of January 1, 2013	$—	$—
Change in fair value of investments in unconsolidated trading companies	10,500	21,000
Proceeds from sales of investments of unconsolidated trading companies	—	—
Purchases of investments of unconsolidated trading companies	1,000,000	1,200,000
Change in ownership allocation	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of March 31, 2013	$1,010,500	$1,221,000

(1)	Formerly the Tiverton/Graham/Transtrend Series.
(2)	Formerly the Winton/Graham Series.

For the Year Ended December 31, 2012

Swaps:

	Frontier Diversified Series	Frontier Masters Series	Frontier Long/Short Commodity Series
Balance of recurring Level 3 assets as of January 1, 2012	$131,004	$57,225	$74,898
Total gains or losses (realized/unrealized):
Included in earnings-realized	(106,862)	(55,669)	(58,693)
Included in earnings-unrealized	(23,719)	(2,775)	(20,529)
Change in ownership allocation of credit default swaps	(423)	1,219	4,324
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2012	$—	$—	$—

	Balanced Series	Frontier Select Series (1)	Currency Series
Balance of recurring Level 3 assets as of January 1, 2012	$23,819,312	$34,397	$2,583
Total gains or losses (realized/unrealized):
Included in earnings-realized	(175,294)	(34,232)	(6,104)
Included in earnings-unrealized	(1,334,945)	(2,448)	3,603
Sales of swap contract	—	—	—
Change in ownership allocation of credit default swaps	(19,595)	2,283	(82)
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2012	$22,289,478	$—	$—

	Winton Series	Frontier Heritage Series (2)
Balance of recurring Level 3 assets as of January 1, 2012	$61,888	$30,381
Total gains or losses (realized/unrealized):
Included in earnings-realized	(57,781)	(30,602)
Included in earnings-unrealized	(7,291)	943
Change in ownership allocation of credit default swaps	3,184	(722)
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2012	$—	$—

(1)	Formerly the Tiverton/Graham/Trasntrend Series.
(2)	Formerly the Winton/Graham Series.

Investments in Unconsolidated Trading Companies:

Currency Series
Balance of recurring Level 3 assets as of January 1, 2012	$2,352,121
Change in fair value of investments in unconsolidated trading companies	(551,100)
Proceeds from sales of investments of unconsolidated trading companies	—
Purchases of investments of unconsolidated trading companies	477
Change in ownership allocation	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2012	$1,801,498

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended March 31, 2013, all identified Level 3 assets are components of the Frontier Diversified Series, Balanced Series, Frontier Select Series, Currency Series and Frontier Heritage Series. During the year ended December 31, 2012, the Trust transferred currency forwards from Level 1 assets to Level 2 assets.

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of March 31, 2013 and December 31, 2012, approximately 4.0% and 4.0%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps and is recorded as cash and cash equivalents on the Statements of Financial Condition.

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

The Series had invested in the following swaps as of and for the three months ended March 31, 2013:

	Balanced Series
	Option/Swap	Total Return Swap	Total Return Swap
Counterparty	Societe Generale	DeutscheBank	DeutscheBank
Notional Amount	$21,053,483	$3,850,194	$2,566,796
Termination Date	11/21/2014	6/30/2016	6/30/2016
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$(342,236)	$(69,304)	$(46,203)

Fair Value as of 3/31/13	$17,443,498	$2,632,942	$1,755,295

The Series had invested in the following Swaps as and for the year ended December 31, 2012:

Frontier Diversified Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$—	$—
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(83,850)	$(23,012)

Unrealized Gain/(Loss)	$(46,731)	$23,012

Fair Value as of 12/31/2012	$—	$—

Frontier Masters Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$—	$—
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(44,412)	$(11,257)

Unrealized Gain/(Loss)	$(14,032)	$11,257

Fair Value as of 12/31/2012	$—	$—

Frontier Long/Short Commodity Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$—	$—
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(45,848)	$(12,845)

Unrealized Gain/(Loss)	$(33,374)	$12,845

Fair Value as of 12/31/2012	$—	$—

	Balanced Series
	Credit Default Swap	Credit Default Swap	Option/Swap	Total Return Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale	DeutscheBank
Notional Amount	$—	$—	$20,486,403	$23,551,287
Termination Date	3/20/2012	3/20/2012	11/21/2014	6/30/2016
Investee Returns	On Default	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$(133,362)	$(41,932)	$—	$—

Unrealized Gain/(Loss)	$(87,639)	$41,932	$78,977	$(1,344,945)

Fair Value as of 12/31/2012	$—	$—	$17,785,734	$4,503,744

Frontier Select Series (1)
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$—	$—
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(26,333)	$(7,899)

Unrealized Gain/(Loss)	$(10,347)	$7,899

Fair Value as of 12/31/2012	$—	$—

(1)	Formerly known as the Tiverton/Graham/Transtrend Series

Currency Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$—	$—
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(4,730)	$(1,374)

Unrealized Gain/(Loss)	$2,229	$1,374

Fair Value as of 12/31/2012	$—	$—

Winton Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$—	$—
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(45,616)	$(12,165)

Unrealized Gain/(Loss)	$(19,456)	$12,165

Fair Value as of 12/31/2012	$—	$—

Frontier Heritage Series (1)
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$—	$—
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(23,131)	$(7,471)

Unrealized Gain/(Loss)	$(6,528)	$7,471

Fair Value as of 12/31/2012	$—	$—

(1)	Formerly the Winton/Graham Series.

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

The following table summarizes the Balanced Series, Winton Series, Currency Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Frontier Heritage Series (formerly Winton/Graham Series), Frontier Long/Short Commodity Series, Frontier Diversified Series, and Frontier Masters Series investments in unconsolidated Trading Companies as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013		As of December 31, 2012
	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value

Series

Frontier Diversified Series —-
Frontier Trading Companies I, II, VII, IX, XIV, XV, XVIII, XXIII and XXXIX	39.35%	$42,533,163	37.18%	$42,826,426

Frontier Masters Series —
Frontier Trading Companies II, XIV and XV	23.96%	$11,946,638	18.98%	$9,771,797

Frontier Long/Short Commodity Series —
Frontier Trading Company I and XXIII	4.84%	$2,609,741	6.00%	$3,675,238

Balanced Series —
Frontier Trading Companies II, VII, XV, XVIII, XXIII and XXXIX	8.15%	$18,407,717	8.24%	$20,193,128

Frontier Select Series (1) —
Frontier Trading Companies XV and XXXIX	17.04%	$4,147,981	29.09%	$7,373,509

Currency Series —
Frontier Trading Company XVII	209.86%	$1,755,295	66.20%	$1,801,498

Winton Series —
Frontier Trading Company II	15.86%	$6,500,914	16.76%	$6,865,965

Frontier Heritage Series (2) —
Frontier Trading Companies II and XXXIX	17.25%	$3,482,249	29.75%	$6,174,855

(1)	Formerly known as the Tiverton/Graham/Transtrend Series.
(1)	Formerly known as the Winton/Graham Series.

The following tables summarize the Balanced Series, Winton Series, Currency Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Frontier Heritage Series (formerly Winton/Graham Series), Frontier Long/Short Commodity Series, Frontier Diversified Series and Frontier Masters Series equity in earnings from unconsolidated Trading Companies for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Trading Company

Balanced Series —
Frontier Trading Company II LLC	$(11,501)	$2,382,683	$29,643	$2,400,825	$(17,480)	$1,130,303	$(1,604,191)	$(491,368)
Frontier Trading Company V LLC	(13,876)	1,530,384	(272,459)	1,244,049	(51,183)	559,558	42,753	551,128
Frontier Trading Company VII, LLC	(144,075)	(1,326,705)	256,553	(1,214,227)	(186,655)	(18,053,930)	14,305,300	(3,935,285)
Frontier Trading Company XV, LLC	(36,685)	91,850	255,168	310,332	—	—	—	—
Frontier Trading Company XVI, LLC	(3,769)	47,987	(29,090)	15,128	—	—	—	—
Frontier Trading Company XXIII, LLC	(1,179)	13,038	29,659	41,518	(8,530)	(229,496)	124,599	(113,427)
Frontier Trading Company XXXIX, LLC	—	—	14,700	14,700	—	—	—	—

Total	$(211,085)	$2,739,237	$284,173	$2,812,325	$(263,848)	$(16,593,565)	$12,868,461	$(3,988,952)

Winton Series —
Frontier Trading Company II LLC	$(11,653)	$2,504,392	$(173,364)	$2,319,375	$(12,882)	$833,391	$(1,186,263)	$(365,754)

Currency Series —
Frontier Trading Company XVII LLC	$—	$—	$(46,203)	$(46,203)	$—	$—	$(132,912)	$(132,912)

Frontier Select Series (1) —
Frontier Trading Company V LLC	$(12,346)	$1,188,592	$(78,854)	$1,097,391	$(49,745)	$2,040,212	$(1,446,023)	$544,444
Frontier Trading Company VI LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XV, LLC	(22,858)	131,648	105,459	214,249	(12,897)	(209,247)	(76,048)	(298,192)
Frontier Trading Company XXI, LLC	—	—	—	—	(3,598)	399,495	(450,646)	(54,749)
Frontier Trading Company XXXIX, LLC	—	—	16,799	16,799	—	—	—	—

Total	$(35,204)	$1,320,240	$43,404	$1,320,440	$(66,240)	$2,230,460	$(1,972,717)	$191,503

Frontier Heritage Series (2) —
Frontier Trading Company II LLC	$(2,664)	$554,947	$4,069	$556,353	$(4,747)	$306,322	$(434,737)	$(133,162)
Frontier Trading Company V LLC	(13,268)	1,404,612	(205,240)	1,186,104	(67,329)	692,142	52,531	677,344
Frontier Trading Company XXXIX, LLC	—	—	20,999	20,999	—	—	—	—

Total	$(15,931)	$1,959,559	$(180,172)	$1,763,456	$(72,076)	$998,464	$(382,206)	$544,182

Frontier Long/Short Commodity Series —
Frontier Trading Company I LLC	$(15,794)	$(157,118)	$(150,252)	$(323,164)	$(14,204)	$(1,039,964)	$(305,434)	$(1,359,602)
Frontier Trading Companies XVIII, LLC	—	—	—	—	(7,614)	472,507	(72,707)	392,186
Frontier Trading Companies XXIII, LLC	(6,308)	(180,509)	(21,131)	(207,949)	(5,118)	(137,444)	74,723	(67,839)

Total	$(22,102)	$(337,627)	$(171,384)	$(531,113)	$(26,936)	$(704,901)	$(303,418)	$(1,035,255)

Frontier Diversified Series —
Frontier Trading Company I LLC	$(128,516)	$(357,571)	$(672,046)	$(1,158,132)	$(194,760)	$(2,331,404)	$1,077	$(2,525,087)
Frontier Trading Company II LLC	(6,096)	1,311,057	(92,220)	1,212,741	(8,216)	530,724	(753,385)	(230,877)
Frontier Trading Company V LLC	(9,571)	1,055,495	(187,841)	858,083	(27,108)	269,249	21,957	264,098
Frontier Trading Company VI LLC	—	—	—	—	—	—	—	—
Frontier Trading Company VII, LLC	(87,931)	(534,092)	48,285	(573,737)	(96,249)	(9,316,926)	7,381,068	(2,032,107)
Frontier Trading Company IX, LLC	—	—	—	—	(11,687)	(159,693)	(161,676)	(333,056)
Frontier Trading Company XIV, LLC	(78,418)	(1,225,951)	938,457	(365,912)	(95,707)	1,137,455	(226,492)	815,256
Frontier Trading Company XV, LLC	(18,486)	32,629	148,279	162,422	(30,257)	(569,163)	(48,533)	(647,953)
Frontier Trading Company XVIII, LLC	—	—	—	—	(14,682)	911,355	(138,281)	758,392
Frontier Trading Company XXI, LLC	—	—	—	—	(254)	8,435	1,468	9,649
Frontier Trading Company XXIII, LLC	(13,200)	(328,080)	(64,983)	(406,263)	(4,266)	(114,732)	62,249	(56,749)
Frontier Trading Company XXXIX, LLC	—	—	10,500	10,500	—	—	—	—

Total	$(342,217)	$(46,513)	$128,431	$(260,299)	$(483,186)	$(9,634,700)	$6,139,452	$(3,978,434)

Frontier Masters Series —
Frontier Trading Company II LLC	$(3,449)	$741,157	$(51,324)	$686,385	$(3,813)	$246,545	$(351,200)	$(108,468)
Frontier Trading Company XIV, LLC	(31,416)	(491,605)	375,740	(147,281)	(60,305)	718,517	(148,563)	509,649
Frontier Trading Company XV, LLC	(37,689)	76,997	312,247	351,555	(9,832)	(185,032)	(16,039)	(210,903)

Total	$(72,554)	$326,549	$636,663	$890,658	$(73,950)	$780,030	$(515,802)	$190,278

(1)	Formerly known as the Tiverton/Graham/Transtrend Series.
(2)	Formerly known as the Winton/Graham Series.

The statements of financial condition as of March 31, 2013 and December 31, 2012 and the Condensed Statement of Income for the three months ended March 31, 2013 and 2012 for the unconsolidated Trading Companies are as follows:

Statements of Financial Condition - March 31, 2013	Frontier Trading Company II LLC	Frontier Trading Company XV LLC	Frontier Trading Company XXIII LLC	Frontier Trading Company XXXIX, LLC

Receivable from commission merchants	$18,184,284	$10,180,464	$2,486,529	$6,000,000
Open trade equity/(deficit)	1,216,243	7,876,042	16,850	62,997
Interest receivable/(payable)	2,634	(838)	—	—

Total assets	$19,403,161	$18,056,506	$2,503,379	$6,062,997

Members’ equity	$19,403,161	$18,056,506	$2,503,379	$6,062,997

Condensed Statement of Income - For the Three Months Ended March 31, 2013

Interest income	$7,225	$(3,176)	$7	$—
Net realized gain/(loss) on investments, less commissions	7,451,650	242,745	(1,254,614)	—
Change in open trade equity/(deficit)	(283,196)	852,622	(214,330)	62,997

Net income/(loss)	$7,175,679	$1,092,191	$(1,468,937)	$62,997

Statements of Financial Condition - December 31, 2012	Frontier Trading Company II LLC	Frontier Trading Company V LLC	Frontier Trading Company XXIII, LLC

Receivable from commission merchants	$20,525,159	$14,732,606	$3,343,890
Open trade equity/(deficit)	1,499,438	1,311,171	231,181
Interest receivable/(payable)	2,882	2,181	(7)

Total assets	$22,027,479	$16,045,958	$3,575,064

Members’ equity	$22,027,479	$16,045,958	$3,575,064

Condensed Statement of Income - For the Three Months Ended March 31, 2012

Interest income	$8,807	$735	$—
Net realized gain/(loss) on investments, less commissions	3,000,146	3,365,796	(511,507)
Change in open trade equity/(deficit)	(4,329,777)	(1,328,782)	267,807

Net income/(loss)	$(1,320,824)	$2,037,749	$(243,700)

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets attributable to such Series (including notional assets), calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series Class 1, Class 2 and Class 3, 1.0% for the Balanced Series Class 1a and Class 2a, 2.0% for the Winton Series, Currency Series, Frontier Long/Short Commodity Series Class 1a and Class 2a and Frontier Masters Series, 0.75% for Frontier Diversified Series, 2.5% for the Frontier Heritage Series (formerly Winton/Graham Series) and Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), and 3.5% for the Frontier Long/Short Commodity Series Class 1 and Class 2. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

Trading Fees—In connection with each Series’ trading activities, the Frontier Long/Short Commodity Series (Classes 1, 2 and 3), Balanced Series, Currency Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Winton Series and Frontier Heritage Series (formerly Winton/Graham Series) pays to the Managing Owner a trading fee, or FCM Fee, up to 0.75% of such Series’ NAV, calculated daily. The Frontier Diversified Series, Frontier Long/Short Commodity Series (Classes 1a and 2a) and Frontier Masters Series pays to the Managing Owner a trading fee, or FCM Fee, up to 2.25% and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series, Frontier Heritage Series (formerly Winton/Graham Series), Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Currency Series and Frontier Long/Short Commodity Series may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Balanced Series and the Frontier Diversified Series and 20% for the Winton Series, Currency Series, Frontier Heritage Series (formerly Winton/Graham Series), Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Frontier Long/Short Commodity Series and Frontier Masters Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Service Fees—In addition, with respect to Class 1 and Class 1a Units of each Series, as applicable, the Series pays monthly or service fee to the Managing Owner up to 3% annually, which the Managing Owner pays to selling agents of the Trust, with respect to the Series.

The following table summarizes fees earned by the Managing Owner for the three months ended March 31, 2013 and 2012.

Series: Three Months Ended March 31, 2013	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified Series	$410,426	$636,522	$184,498	$305,403
Frontier Masters Series	324,723	292,626	—	175,344
Frontier Long/Short Commodity Series	638,253	211,732	—	96,103
Balanced Series	494,637	345,915	259,439	991,548
Frontier Select Series (1)	209,199	44,783	—	157,859
Currency Series	—	3,688	—	14,395
Winton Series	252,254	74,742	—	222,806
Frontier Heritage Series (2)	139,061	37,183	—	119,839

Series: Three Months Ended March 31, 2012	Management Fee	Trading Fee	Incentive Fee	Service Fee

Frontier Diversified Series	$516,204	$773,697	$5,758	$391,766
Frontier Masters Series	352,610	317,570	—	187,327
Frontier Long/Short Commodity Series	864,191	254,373	77,070	124,836
Balanced Series	689,478	477,527	178,125	1,340,888
Frontier Select Series (1)	272,986	70,889	—	254,314
Currency Series	—	7,497	—	29,910
Winton Series	267,609	91,423	—	282,428
Frontier Heritage Series (2)	298,313	55,058	—	179,072

(1)	Formerly the Tiverton/Graham/Transtrend Series.
(1)	Formerly the Winton/Graham Series.

The following table summarizes fees payable to the Managing Owner as of March 31, 2013 and December 31, 2012.

As of March 31, 2013

	Management Fees	Trading Fees	Incentive Fees	Service Fees

Frontier Diversified Series	$140,979	$230,821	$184,498	$85,636
Frontier Masters Series	112,054	105,224	—	51,411
Frontier Long/Short Commodity Series	211,741	71,113	—	28,094
Balanced Series	163,400	117,318	259,439	306,834
Frontier Select Series (1)	52,722	15,631	—	53,470
Currency Series	—	539	—	1,836
Winton Series	89,916	26,260	—	61,796
Frontier Heritage Series (2)	32,341	12,950	—	37,908

As of December 31, 2012

	Management Fees	Trading Fees	Incentive Fees	Service Fees

Frontier Diversified Series	$150,188	$228,169	$189,903	$89,177
Frontier Masters Series	118,274	104,852	—	47,423
Frontier Long/Short Commodity Series	277,379	79,400	—	24,074
Balanced Series	193,155	132,875	527,306	332,942
Frontier Select Series (1)	103,089	16,057	—	54,702
Currency Series	—	1,791	—	3,510
Winton Series	86,138	26,041	—	62,556
Frontier Heritage Series (2)	63,642	13,148	—	38,116

(1)	Formerly the Tiverton/Graham/Transtrend Series.
(1)	Formerly the Winton/Graham Series.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the three months ended March 31, 2013, amounts paid or owed to the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $1,735 for the Balanced Series, ($1,878) for the Frontier Long/Short Commodity Series, ($2,214) for the Frontier Diversified Series, $108 for the Currency Series, $89 for the Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), $290 for the Frontier Heritage Series (formerly Winton/Graham Series), $628 for the Winton Series and ($1,427) for the Frontier Masters Series.

For the year ended December 31, 2012, amounts paid or owed to the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $23,454 for the Balanced Series, ($5,660) for the Frontier Long/Short Commodity Series, ($4,996) for the Frontier Diversified Series, $1,415 for the Currency Series, ($7,427) for the Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), $4,064 for the Frontier Heritage Series (formerly Winton/Graham Series), $6,938 for the Winton Series and $1,336 for the Frontier Masters Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Currency Series and Frontier Heritage Series (formerly Winton/Graham Series). For the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, and Balanced Series (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. During the three months ended March 31, 2013 and 2012, the Trust paid $1,582,082, and $2,014,194, respectively, of such interest income to the Managing Owner. Such expenses are not included in the statements of operations of the Series.

The Managing Owner paid to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $0 and $388,634, respectively for the three months ended March 31, 2013 and 2012. As of April 20, 2012, the contract with The Bornhoft Group Corporation was amended to provide for an annual payment of $1,100,000 for investment and advisor services and 0.1% annually of the trading level with the Balanced Series in lieu of a monthly service fee. The Managing Owner paid $251,890 under this agreement for the three months ended March 31, 2013.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $250,000, for the three months ended March 31, 2013.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $548,092, and $699,541, respectively, for the three months ended March 31, 2013 and 2012.

Equinox Group Distributors LLC (formerly Bornhoft Group Securities Corporation), an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

7. Financial Highlights

The following information presents the financial highlights of the Trust, with respect to the Series, for the three months ended March 31, 2013 and 2012.

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	Class 1	Class 2	Class 1	Class 2	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2012	$94.40	$100.48	$101.11	$107.61	$145.65	$145.69	$108.58	$115.45
Net operating results:
Interest income	0.40	0.43	0.46	0.49	0.81	0.81	0.60	0.64
Expenses	(1.54)	(1.10)	(1.74)	(1.30)	(2.32)	(2.32)	(2.29)	(1.84)
Net gain/(loss) on investments, net of non-controlling interests	(0.05)	(0.17)	1.81	1.80	0.97	0.96	1.08	1.04

Net income/(loss)	(1.19)	(0.84)	0.53	0.99	(0.54)	(0.55)	(0.61)	(0.16)

Net asset value, March 31, 2013	$93.21	$99.64	$101.64	$108.60	$145.11	$145.14	$107.97	$115.29

Ratios to average net assets (3)
Net investment income/(loss)	–4.44%	–2.24%	–5.14%	–3.06%	–4.19%	–4.19%	–6.29%	–4.19%
Expenses before incentive fees (6)	6.01%	3.81%	6.97%	4.90%	6.45%	6.45%	8.55%	6.45%
Expenses after incentive fees (6)	6.18%	3.98%	6.97%	4.90%	6.45%	6.45%	8.55%	6.45%
Total return before incentive fees (2)	–1.09%	–0.67%	0.52%	0.92%	–0.37%	–0.38%	–0.56%	–0.14%
Total return after incentive fees (2)	–1.26%	–0.84%	0.52%	0.92%	–0.37%	–0.38%	–0.56%	–0.14%

	Balanced Series				Frontier Select Series (4)		Currency Series
	Class 1	Class 2	Class 2a	Class 3a	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2012	$116.32	$149.20	$124.36	$123.96	$78.66	$99.55	$56.91	$72.95
Net operating results:
Interest income	0.03	0.04	0.03	0.03	0.29	0.37	0.06	0.08
Expenses	(1.49)	(0.85)	(0.71)	(0.71)	(1.40)	(1.04)	(0.52)	(0.13)
Net gain/(loss) on investments, net of non-controlling interests	(0.65)	(0.84)	(0.23)	(0.23)	4.31	5.47	(0.48)	(0.64)

Net income/(loss)	(2.12)	(1.65)	(0.90)	(0.91)	3.20	4.80	(0.94)	(0.69)

Net asset value, March 31, 2013	$114.20	$147.55	$123.46	$123.05	$81.86	$104.35	$55.97	$72.26

Ratios to average net assets (3)
Net investment income/(loss)	–4.76%	–1.82%	–1.82%	–1.82%	–5.62%	–2.68%	–3.30%	–0.30%
Expenses before incentive fees (6)	4.72%	1.78%	1.78%	1.78%	7.10%	4.16%	3.74%	0.75%
Expenses after incentive fees (6)	4.86%	1.92%	1.92%	1.92%	7.10%	4.16%	3.74%	0.75%
Total return before incentive fees (2)	–1.69%	–0.97%	–0.59%	–0.60%	4.07%	4.82%	–1.65%	–0.95%
Total return after incentive fees (2)	–1.82%	–1.11%	–0.72%	–0.73%	4.07%	4.82%	–1.65%	–0.95%

	Winton Series		Frontier Heritage Series (5)
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2012	$130.73	$158.30	$94.55	$120.67
Net operating results:
Interest income	0.36	0.43	0.18	0.23
Expenses	(2.04)	(1.29)	(1.56)	(1.08)
Net gain/(loss) on investments, net of non-controlling interests	7.48	9.08	8.46	10.83

Net income/(loss)	5.80	8.22	7.08	9.98

Net asset value, March 31, 2013	$136.53	$166.52	$101.63	$130.65

Ratios to average net assets (3)
Net investment income/(loss)	–5.07%	–2.13%	–5.68%	–2.75%
Expenses before incentive fees (6)	6.15%	3.21%	6.42%	3.48%
Expenses after incentive fees (6)	6.15%	3.21%	6.42%	3.48%
Total return before incentive fees (2)	4.44%	5.19%	7.49%	8.27%
Total return after incentive fees (2)	4.44%	5.19%	7.49%	8.27%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Formerly the Tiverton/Graham/Transtrend Series.
(5)	Formerly the Winton/Graham Series.
(6)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2011	$99.40	$103.96	$100.25	$104.83	$136.13	$161.97	$161.96	$121.71	$127.23
Net operating results:
Interest income	0.44	0.47	0.51	0.53	0.70	0.83	0.83	0.62	0.65
Expenses	(1.50)	(1.01)	(1.81)	(1.33)	(3.05)	(2.74)	(2.74)	(2.74)	(2.15)
Net gain/(loss) on investments, net of non-controlling interests	(3.11)	(3.38)	2.00	1.99	0.43	0.82	0.82	0.96	0.84

Net income/(loss)	(4.17)	(3.92)	0.70	1.19	(1.92)	(1.09)	(1.09)	(1.16)	(0.66)

Net asset value, March 31, 2012	$95.23	$100.04	$100.95	$106.02	$134.21	$160.88	$160.87	$120.55	$126.57

Ratios to average net assets (3)
Net investment gain/(loss)	–4.26%	–2.08%	–5.22%	–3.06%	–6.50%	–4.28%	–4.28%	–6.52%	–4.28%
Expenses before incentive fees (6)	6.05%	3.88%	7.25%	5.09%	8.55%	6.34%	6.34%	8.58%	6.34%
Expenses after incentive fees (6)	6.07%	3.90%	7.25%	5.09%	8.99%	6.77%	6.77%	9.01%	6.78%
Total return before incentive fees (2)	–4.19%	–3.77%	0.70%	4.55%	–1.30%	–0.56%	–0.56%	–0.84%	–0.41%
Total return after incentive fees (2)	–4.20%	–3.77%	0.70%	1.14%	–1.41%	–0.67%	–0.67%	–0.95%	–0.52%

	Balanced Series					Frontier Select Series (4)		Currency Series
	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2011	$124.50	$108.45	$155.02	$128.35	$128.36	$91.02	$111.84	$70.48	$87.61
Net operating results:
Interest income	0.08	0.07	0.09	0.08	0.08	0.04	0.05	0.00	0.00
Expenses	(1.58)	(1.37)	(0.84)	(0.69)	(0.69)	(1.49)	(1.00)	(0.65)	(0.16)
Net gain/(loss) on investments, net of non-controlling interests	(3.88)	(3.28)	(4.85)	(3.90)	(3.90)	0.06	0.03	(2.46)	(3.08)

Net income/(loss)	(5.38)	(4.58)	(5.58)	(4.51)	(4.51)	(1.39)	(0.92)	(3.11)	(3.24)

Net asset value, March 31, 2012	$119.12	$103.87	$149.44	$123.84	$123.85	$89.63	$110.92	$67.37	$84.37

Ratios to average net assets (3)
Net investment gain/(loss)	–4.58%	–4.59%	–1.63%	–1.63%	–1.63%	–6.37%	–3.40%	–3.71%	–0.73%
Expenses before incentive fees (6)	4.82%	4.82%	1.87%	1.88%	1.87%	6.56%	3.59%	3.71%	0.73%
Expenses after incentive fees (6)	5.11%	5.12%	2.16%	2.17%	2.16%	6.56%	3.59%	3.71%	0.73%
Total return before incentive fees (2)	–4.25%	–4.15%	–3.53%	–3.44%	–3.44%	–1.53%	–0.82%	–4.41%	–3.70%
Total return after incentive fees (2)	–4.32%	–4.22%	–3.60%	–3.51%	–3.51%	–1.53%	–0.82%	–4.41%	–3.70%

	Winton Series		Frontier Heritage Series (5)
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2011	$141.13	$165.82	$104.73	$129.70
Net operating results:
Interest income	0.36	0.42	0.08	0.10
Expenses	(2.07)	(1.20)	(2.05)	(1.56)
Net gain/(loss) on investments, net of non-controlling interests	(1.42)	(1.69)	1.61	1.99

Net income/(loss)	(3.13)	(2.47)	(0.36)	0.53

Net asset value, March 31, 2012	$138.00	$163.35	$104.37	$130.23

Ratios to average net assets (3)
Net investment gain/(loss)	–4.86%	–1.89%	–7.55%	6.14%
Expenses before incentive fees (6)	5.88%	2.91%	7.85%	4.84%
Expenses after incentive fees (6)	5.88%	2.91%	7.85%	4.84%
Total return before incentive fees (2)	–2.22%	–1.49%	–0.34%	0.41%
Total return after incentive fees (2)	–2.22%	–1.49%	–0.34%	0.41%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period.

The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized
(4)	Formerly the Tiverton/Graham/Transtrend Series.
(5)	Formerly the Winton/Graham Series.
(6)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of March 31, 2013 and December 31, 2012 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For The Three Months Ended March 31, 2013

Monthly average contracts:	Bought	Sold

Frontier Long/Short Commodity Series	3,836	3,751
Balanced Series	9,914	10,005
Diversified Series	8	29

For The Three Months Ended March 31, 2012

Monthly average contracts:	Bought	Sold

Frontier Long/Short Commodity Series	26,250	23,275
Balanced Series	6,325	8,575
Frontier Masters Series	1,375	700

The following tables summarize the trading revenues for the three months ended March 31, 2013 and 2012 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2013

Type of contract	Frontier Long/Short Commodity Series	Balanced Series	Diversified Series

Metals	$(875,420)	$(2,726,807)	$(488,195)
Currencies	1,327,935	(310,035)	1,300,655
Energies	(3,696,351)	30,607	(3,465)
Agriculturals	(169,442)	(1,472,771)	8,936
Interest rates	237,979	(13,192,219)	(88,186)
Stock indices	1,259,718	9,960,557	146,263

Realized trading income/(loss)(2)	$(1,915,581)	$(7,710,668)	$876,008

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2013

Type of contract	Frontier Long/Short Commodity Series	Balanced Series	Diversified Series

Metals	$352,320	$2,364,213	$466,465
Currencies	(307,622)	(567,405)	(1,191,389)
Energies	1,596,146	(1,330,051)	2,210
Agriculturals	442,484	(385,548)	(21,226)
Interest rates	(314,640)	1,439,004	79,060
Stock indices	(310,096)	558,809	(43,824)

Change in unrealized trading income/(loss)(3)	$1,458,592	$2,079,022	$(708,704)

(1)	The Frontier Diversified Series, Frontier Select Series (formerly known as Tiverton/Graham/Transtrend), Frontier Heritage Series (formerly know as Winton/Graham Series) and Winton Series participate in trading activities through equity in earnings/(loss) from trading companies. The Diversified Series began consolidating the Frontier Trading Company V as of March 8, 2013.
(2)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures, forwards and options.
(3)	Amounts recorded in the Statements of Operations under Net change in open trade equity (deficit).

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

Type of contract	Frontier Long/Short Commodity Series	Frontier Masters Series	Balanced Series

Metals	$3,766,803	$(41,417)	$(300,085)
Currencies	18,113,239	(199,158)	(1,443,005)
Energies	6,482,818	(71,280)	(516,459)
Agriculturals	2,012,905	(22,132)	(160,360)
Interest rates	(1,257,357)	13,825	100,168
Stock indices	483,775	(5,319)	(38,540)

Change in unrealized trading income/(loss)(3)	$29,602,183	$(325,481)	$(2,358,281)

(1)	The Frontier Diversified Series, Frontier Masters Series, and Frontier Long/Short Commodity Series participate in trading activities through equity in earnings/(loss) from trading companies. The Frontier Long/Short Commodity Series began consolidating Frontier Trading Company XVIII as of May 15, 2012 and the Balanced Series began consolidating Frontier Trading Company XVIII prior to May 15, 2012. The Balance Series consolidated Frontier Trading Company XXIII, LLc as of July 7, 2012.
(2)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures, forwards and options.
(3)	Amounts recorded in the Statements of Operations under Net change in open trade equity (deficit), at fair value.

Certain financial instruments and derivative instruments are eligible for offset in the statements of financial condition under U.S. GAAP. The Series’ open trade equity/(deficit), options written, and receivable from Futures Commissions Merchants are subject to master netting arrangements and collateral arrangements and meet the U.S. GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Series’ policy is to recognize amounts subject to master netting arrangements on a gross basis on the statements of financial condition.

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of March 31, 2013 and December 31, 2012.

Offsetting of Derivative Assets and Liabilities

As of March 31, 2013

	Gross Amounts of recognized Derivative Assets	Gross Amounts of recognized Derivative Liabilities	Net Amounts of Derivative Assets and Liabilities Presented in the Statements of Financial Condition
Frontier Diversified Series
Open Trade Equity/(Deficit)	$—	$(141,927)	$(141,927)
Options Written	—	—	—
Receivable from Futures Commissions Merchants	16,074,764	(15,855,281)	219,483
Frontier Long/Short Commodity Series
Open Trade Equity/(Deficit)	$3,232,650	$(1,541,461)	$1,691,189
Options Written	—	(236,780)	(236,780)
Receivable from Futures Commissions Merchants	18,782,906	(9,075,951)	9,706,955
Balanced Series
Open Trade Equity/(Deficit)	$6,722,200	$(4,933,135)	$1,789,065
Options Written	—	(363,800)	(363,800)
Receivable from Futures Commissions Merchants	87,470,417	(4,616,927)	82,853,490

As of December 31, 2012

	Gross Amounts of recognized Derivative Assets	Gross Amounts of recognized Derivative Liabilities	Net Amounts of Derivative Assets and Liabilities Presented in the Statements of Financial Condition
Frontier Long/Short Commodity Series
Open Trade Equity/(Deficit)	$3,314,175	$(4,133,710)	$(819,535)
Options Written	—	—	(928,690)
Receivable from Futures Commissions Merchants	22,276,098	(7,505,125)	14,770,973
Balanced Series
Open Trade Equity/(Deficit)	$4,215,436	$(4,887,947)	$(672,511)
Options Written	—	(165,363)	(165,363)
Receivable from Futures Commissions Merchants	98,277,094	(6,233,501)	92,043,593

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

10. Indemnifications and Guarantees

The Trust has entered into agreements, which provide for the indemnification of futures clearing brokers, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or bad faith. The Trust has had no prior claims or payments pursuant to these agreements. The Trust’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. However, based on experience the Trust expects the risk of loss to be remote. Maximum exposure is unfulfilled obligations of the Series up to the amount of equity at risk with UBS of the referenced Series as allocated from the Trading Company. The Series have not recorded any liability for the guarantees in the accompanying financial statements as it expects any possibility of losses to be remote.

The Trust has guaranteed the obligations of the trading companies under the customer agreements with UBS Securities as Clearing Broker. In the event that one Series of the Trust is unable to meet its obligations to UBS Securities, the assets of the other Series will be available to UBS Securities as part of the guarantee, but only to the extent of such Series’ pro rata allocation to the trading company. The Series have not recorded any liability for the indemnifications in the accompanying financial statement, as it expects any possibility of losses to be remote.

11. Subsequent Events

Effective April 19, 2013, the Currency Series ceased operations and liquidated. All existing investors were redeemed as of April 19, 2013 at that date’s unit net asset value.

The Frontier Fund

Consolidated Statements of Financial Condition

March 31, 2013 and December 31, 2012

	3/31/2013	12/31/2012
ASSETS
Cash and cash equivalents	$9,300,375	$17,094,782
U.S. Treasury securities, at fair value	—	18,001,322
Custom time deposits	314,268,788	311,468,033
Receivable from futures commission merchants	123,631,206	148,029,229
Open trade equity, at fair value	13,706,976	12,116,649
Swap contracts, at fair value	27,894,734	22,289,479
Prepaid service fees	107,723	140,203
Interest receivable	—	251,630
Receivables from related parties	216,992
Other assets	34,996	35,043

Total Assets	$489,161,789	$529,426,370

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$—	$—
Written options, at fair value	1,860,096	4,199,198
Pending owner additions	74,595	160,672
Owner redemptions payable	1,168,061	1,430,638
Incentive fees payable to Managing Owner	455,580	732,119
Management fees payable to Managing Owner	814,398	1,003,663
Interest payable to Managing Owner	540,250	569,115
Trading fees payable to Managing Owner	579,856	602,333
Service fees payable to Managing Owner	626,985	652,500
Payables to related parties	66,606	38,925
Other liabilities	62,340	51,484

Total Liabilities	6,248,767	9,440,647

CAPITAL
Managing Owner	6,248,554	6,287,766
Limited Owner	476,664,468	513,697,957

Total Capital	482,913,022	519,985,723

Total Liabilities and Capital	$489,161,789	$529,426,370

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Condensed Schedule of Investments

March 31, 2013 (Unaudited)

Description	Value	% of Total Capital (Net Asset Value)

LONG FUTURES CONTRACTS *
Various stock index futures contracts (U.S.)	$1,880,583	0.39%
Various stock index futures contracts (Oceanic)	(103,355)	–0.02%
Various stock index futures contracts (Far East)	938,642	0.19%
Various stock index futures contracts (Europe)	(2,449,508)	–0.51%
Various stock index futures contracts (Canada)	(93,350)	–0.02%
Various stock index futures contracts (Africa)	(63,965)	–0.01%
Various soft futures contracts (U.S.)	(2,236,253)	–0.46%
Various soft futures contracts (Europe)	(219,477)	–0.05%
Various soft futures contracts (Canada)	2,326	0.00%
Various precious metal futures contracts (U.S.)	(101,825)	–0.02%
Various precious metal futures contracts (Far East)	(3,386)	0.00%
Various interest rates futures contracts (U.S.)	1,744,016	0.36%
Various interest rates futures contracts (Oceanic)	(5,904)	0.00%
Various interest rates futures contracts (Far East)	230,702	0.05%
Various interest rates futures contracts (Europe)	2,916,006	0.60%
Various interest rates futures contracts (Canada)	118,117	0.02%
Various energy futures contracts (U.S.)	13,472,882	2.79%
Various energy futures contracts (Far East)	727	0.00%
Various currency futures contracts (U.S.)	736,669	0.15%
Various currency futures contracts (Far East)	41	0.00%
Various base metals futures contracts (U.S.)	(646,953)	–0.13%
Various base metals futures contracts (Europe)	(15,448,958)	–3.20%

Total Long Futures Contracts	$667,777	0.14%

OPTIONS PURCHASED *
Various stock index futures contracts (U.S.)	$1,363,440	0.28%
Various soft futures contracts (U.S.)	3,416,109	0.71%
Various precious metal futures contracts (U.S.)	104,980	0.02%
Various energy futures contracts (U.S.)	2,003,560	0.41%
Various currency futures contracts (U.S.)	1,938,645	0.40%
Various base metals futures contracts (Europe)	2,516,331	0.52%

Total Options Purchased	$11,343,065	2.35%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$1,151,118	0.24%
Various base metals futures contracts (Europe)	14,167,669	2.93%
Various currency futures contracts (U.S.)	(1,706,026)	–0.35%
Various stock index futures contracts (U.S.)	136,969	0.03%
Various stock index futures contracts (Europe)	228,597	0.05%
Various stock index futures contracts (Far East)	(80,050)	–0.02%
Various stock index futures contracts (Canada)	6,094	0.00%
Various stock index futures contracts (Africa)	(102)	0.00%
Various soft futures contracts (U.S.)	3,214,053	0.67%
Various soft futures contracts (Europe)	(100,417)	–0.02%
Various soft futures contracts (Far East)	20,394	0.00%
Various interest rates futures contracts (U.S.)	(412,845)	–0.09%
Various interest rates futures contracts (Oceanic)	(142,256)	–0.03%
Various interest rates futures contracts (Far East)	(151,030)	–0.03%
Various interest rates futures contracts (Europe)	(166,773)	–0.03%
Various interest rates futures contracts (Canada)	909	0.00%
Various precious metal futures contracts (U.S.)	578,922	0.12%
Various energy futures contracts (U.S.)	(14,061,087)	–2.91%
Various energy futures contracts (Europe)	(1,755)	0.00%

Total Short Futures Contracts	$2,682,384	0.56%

CURRENCY FORWARDS *
Various currency forward contracts	$(986,250)	–0.20%

Total Currency Forwards	$(986,250)	–0.20%

Total Open Trade Equity	$13,706,976	2.46%

OPTIONS WRITTEN *
Various stock index futures contracts (U.S.)	$(439,495)	–0.09%
Various soft futures contracts (U.S.)	(375,905)	–0.08%
Various precious metal futures contracts (U.S.)	(72,610)	–0.02%
Various currency futures contracts (U.S.)	(213,818)	–0.04%
Various base metals futures contracts (Europe)	(758,268)	–0.16%

Total Options Written	$(1,860,096)	–0.39%

SWAPS (1)
Frontier Balanced RCW-1 Swap (U.S.)	$17,443,499	3.61%
Frontier Balanced DB Swap (U.S.)	2,632,943	0.55%
Frontier Currency DB Swap (U.S.)	1,755,295	0.36%
Frontier Brevan Howard Swap (U.S.)	6,062,997	1.26%

Total Swaps	$27,894,734	5.78%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to the Consolidated Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Condensed Schedule of Investments

December 31, 2012

Description	Value	% of Total Capital (Net Asset Value)

LONG FUTURES CONTRACTS *
Various stock index futures contracts (U.S.)	$(708,671)	–0.14%
Various stock index futures contracts (Oceanic)	190,826	0.04%
Various stock index futures contracts (Mexico)	1,548	0.00%
Various stock index futures contracts (Far East)	3,549,518	0.68%
Various stock index futures contracts (Europe)	(1,746,507)	–0.34%
Various stock index futures contracts (Canada)	272,823	0.05%
Various stock index futures contracts (Africa)	97,909	0.02%
Various soft futures contracts (U.S.)	(2,211,954)	–0.43%
Various soft futures contracts (Europe)	(145,288)	–0.03%
Various soft futures contracts (Canada)	(335)	0.00%
Various precious metal futures contracts (U.S.)	(756,478)	–0.15%
Various interest rates futures contracts (U.S.)	(609,966)	–0.12%
Various interest rates futures contracts (Oceanic)	298,169	0.06%
Various interest rates futures contracts (Far East)	(428,542)	–0.08%
Various interest rates futures contracts (Europe)	2,592,153	0.50%
Various interest rates futures contracts (Canada)	(120,227)	–0.02%
Various energy futures contracts (U.S.)	13,149,004	2.53%
Various energy futures contracts (Far East)	462	0.00%
Various currency futures contracts (U.S.)	(2,156,861)	–0.41%
Various base metals futures contracts (U.S.)	(9,439)	0.00%
Various base metals futures contracts (Europe)	3,463,404	0.67%

Total Long Futures Contracts	$14,721,548	2.83%

OPTIONS PURCHASED *
Various stock index futures contracts (U.S.)	$439,170	0.08%
Various soft futures contracts (U.S.)	1,320,884	0.25%
Various precious metals futures contracts (U.S.)	711,000	0.14%
Various energy futures contracts (U.S.)	6,285,280	1.21%
Various currency futures contracts (U.S.)	2,901,488	0.56%
Various base metals futures contracts (Europe)	2,277,291	0.44%

Total Options Purchased	$13,935,113	2.68%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(76,900)	–0.01%
Various base metals futures contracts (Europe)	(7,712,906)	–1.48%
Various currency futures contracts (U.S.)	3,852,251	0.74%
Various currency futures contracts (Canada)	—	0.00%
Various currencey futures contracts (Far East)	684	0.00%
Various stock index futures contracts (U.S.)	(373,552)	–0.07%
Various stock index futures contracts (Europe)	86,644	0.02%
Various stock index futures contracts (Far East)	(630,695)	–0.12%
Various stock index futures contracts (Canada)	(6,159)	0.00%
Various soft futures contracts (U.S.)	2,445,673	0.47%
Various soft futures contracts (Europe)	122,990	0.02%
Various interest rates futures contracts (U.S.)	(385,887)	–0.07%
Various interest rates futures contracts (Oceanic)	(17,218)	0.00%
Various interest rates futures contracts (Far East)	197,000	0.04%
Various interest rates futures contracts (Europe)	(1,273)	0.00%
Various interest rates futures contracts (Canada)	81,091	0.02%
Various precious metal futures contracts (U.S.)	476,388	0.09%
Various energy futures contracts (U.S.)	(15,297,097)	–2.94%
Various energy futures contracts (Europe)	7,109	0.00%

Total Short Futures Contracts	$(17,231,857)	–3.29%

CURRENCY FORWARDS *
Various currency futures contracts	$691,845	0.13%

Total Currency Forwards	$691,845	0.13%

Total Open Trade Equity	$12,116,649	2.35%

OPTIONS WRITTEN *
Various stock index futures contracts (U.S.)	$(165,363)	–0.03%
Various soft futures contracts (U.S.)	(447,693)	–0.09%
Various precious metal futures contracts (U.S.)	(540,330)	–0.10%
Various currency futures contracts (U.S.)	(1,340,750)	–0.26%
Various base metals futures contracts (Europe)	(261,172)	–0.05%
Various energy futures contracts (U.S.)	(1,443,890)	–0.28%

Total Options Written	$(4,199,198)	–0.81%

SWAPS (1)
Frontier Balanced RCW-1 Swap (U.S.)	$17,785,733	3.42%
Frontier Balanced DB Swap (U.S.)	2,702,247	0.52%
Frontier Currency DB Swap (U.S.)	1,801,498	0.35%

Total Swaps	$22,289,478	4.29%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value	Fair Value

$36,700,000	U.S. Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039)	18,001,322	3.46%

	Total U.S. Treasury Securities	18,001,322	3.46%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to the Consolidated Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statements of Operations

For the Three Months Ended March 31, 2013 and March 31, 2012 (Unaudited)

	3/31/2013	3/31/2012
Investment income:
Interest - net	$1,298,374	$1,550,705

Total Income	1,298,374	1,550,705

Expenses:
Incentive Fees	455,580	283,700
Management Fees	2,502,777	3,276,488
Service Fees - Class 1	2,088,170	2,808,189
Trading Fees	1,666,545	2,048,034

Total Expenses	6,713,072	8,416,411

Investment income/(loss) - net	(5,414,698)	(6,865,706)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	4,305,677	(29,734,078)
Net change in open trade equity/(deficit)	2,719,847	21,527,670
Net realized gain/(loss) on swap contracts	—	(525,237)
Net unrealized gain/(loss) on swap contracts	(394,745)	596,229
Net realized gain/(loss) on U.S. Treasury securities	1,078,008	362,772
Net unrealized gain/(loss) on U.S. Treasury securities	(1,154,477)	(1,008,977)
Trading commissions	(1,255,367)	(1,922,612)
Net realized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—	(2,172,987)
Net unrealized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—	2,080,986

Net gain/(loss) on investments	5,298,943	(10,796,234)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(115,755)	$(17,661,940)

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statement of Changes in Owners’ Capital

For the Three Months Ended March 31, 2013 (Unaudited)

	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2012	$6,287,766	$513,697,957	$519,985,723
Sale of Units	—	3,901,596	3,901,596
Redemption of Units	—	(40,858,542)	(40,858,542)
Net increase/(decrease) in Owners’ Capital resulting from operations	(39,212)	(76,543)	(115,755)

Owners’ Capital, March 31, 2013	$6,248,554	$476,664,468	$482,913,022

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

	2013	2012
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(115,755)	$(17,661,940)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	(1,590,327)	(21,627,414)
Net change in options written	(2,339,102)	(880,333)
Net unrealized gain/(loss) on swap contracts	394,745	(596,229)
Net realized gain/(loss) on swap contracts	—	525,237
Net unrealized gain/(loss) on U.S. Treasury securities	1,154,477	1,008,977
Net realized gain/(loss) on U.S. Treasuries securities	(1,078,008)	(362,772)
Net realized gain/(loss) on investment in Berkeley Colorado Quantitative Fund LLC	—	2,172,987
Net unrealized gain/loss on investment in Berkeley Colorado Quantitative Fund LLC	—	(2,080,986)
(Purchases) sales of:
Sales of swap contracts	—	—
(Purchases) of swap contracts	(6,000,000)	—
Sales of U.S. Treasury securities	17,924,853	15,609,216
Sales of custom time deposits	—	22,278,919
(Purchases) of custom time deposits	—	—
Interest rollover of custom time deposits	(2,800,755)	—
Sales of Berkeley Colorado Quantitative Fund LLC	—	6,178,843
Increase and/or decrease in:
Receivable from futures commission merchants	24,398,023	(4,493,188)
Control of ownership of trading companies	—	—
Contributions to trading companies	—	—
Distributions from trading companies	—	—
Prepaid service fees	32,480	74,764
Interest receivable	251,630	795,963
Receivable from related parties	(216,992)	(432,458)
Other assets	51	(15,089)
Incentive fees payable to Managing Owner	(276,539)	(1,729,011)
Management fees payable to Managing Owner	(189,265)	(5,347)
Interest payable to Managing Owner	(28,865)	(47,312)
Trading fees payable to Managing Owner	(22,477)	(9,158)
Service fees payable to Managing Owner	(25,515)	(48,839)
Payables to related parties	27,681	(1,733)
Other liabilities	10,856	32,749

Net cash provided by (used in) operating activities	29,511,196	(1,314,154)

Cash Flows from Financing Activities:
Proceeds from sale of capital	3,901,596	20,774,522
Payment for redemption of capital	(40,858,545)	(36,918,814)
Pending owner additions	(86,077)	134,522
Redemptions payable	(262,577)	(2,456,839)

Net cash provided by (used in) financing activities	(37,305,603)	(18,466,609)

Net increase (decrease) in cash and cash equivalents	(7,794,407)	(19,780,763)
Cash and cash equivalents, beginning of period	17,094,782	27,452,803

Cash and cash equivalents, end of period	$9,300,375	$7,672,040

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

The Trust has nine (9) separate and distinct Series of Units issued and outstanding: Frontier Diversified Series, Frontier Masters Series, Frontier Long/Short Commodity Series, Balanced Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Currency Series, Winton Series, Frontier Heritage Series (formerly Winton/Graham Series) and TBG Institutional Series (each a “Series” and collectively, the “Series”). The TBG Institutional Series is a private series of the Trust and has been consolidated within the Trust financial statements and notes to the financial statements. The Trust financial statements are comprised of unitized Series which are consolidated into the Trust financial statements. However, the consolidated Trust does not issue units.

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

As of March 31, 2013, the Trust, with respect to the Frontier Diversified Series, Frontier Masters Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Currency Series, Winton Series and Frontier Heritage Series (formerly Winton/Graham Series) separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Balanced Series, and Frontier Long/Short Commodity Series separates Units into six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of certificates of deposit, custom time deposits and U.S. Treasury securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

Each Series of the Trust may invest a portion of its assets in a single Trading Company or in several different Trading Companies and may have multiple Trading Advisors that manage the assets invested in such Trading Companies.

In November 2010, the Frontier Select Series (formerly Tiverton/Graham/Transtrend Series) of the Trust invested a portion of its assets in Berkeley Quantitative Colorado Fund LLC, an unaffiliated company, managed by an affiliate of Berkeley Quantitative L.P. Through this investment, Berkeley Quantitative L.P. became a commodity trading advisor to the Trust. The investment was liquidated March 20, 2012.

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

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2012 Annual Report on Form 10-K as filed with the SEC.

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

Investment in Berkeley Quantitative Colorado Fund LLC—The Frontier Select Series (formerly Tiverton/Graham/Transtrend Series) of the Trust had an investment in the Berkeley Quantitative Colorado Fund LLC. The Berkeley Quantitative Colorado Fund LLC began operations on November 1, 2010. The Berkeley Quantitative Colorado Fund LLC was not consolidated into the financial statements of the Trust because the Trust has no control or transparency over the operations of the fund. This investment was shown on the consolidated statements of financial condition with the change in fair value shown in net unrealized gain/(loss) on the Berkeley Quantitative Colorado Fund LLC. This investment was liquidated on March 20, 2012.

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

U.S. Treasury Securities—U.S. Treasury Securities are reported at fair value as Level 1 inputs under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Trust values U.S. Treasury Securities at fair value and records the daily change in value in the consolidated statements of operations as net unrealized gain/(loss) on U.S. Treasury securities. Accrued interest is reported on the consolidated statements of financial condition as interest receivable. All U.S. Treasury Securities have been liquidated as of March 31, 2013.

Custom Time Deposits—Custom time deposits are structured deposit agreements with U.S. Bank National Association that earn a guaranteed fixed interest rate between 3.75% , mature nine months from the deposit date and are subject to automatic six-month rollovers through October 2015. Custom time deposits were purchased on April 1, 2010, September 15, 2009, October 21, 2008 and October 30, 2008. Interest is paid monthly or at least every nine months. Unscheduled withdrawals will be subject to certain penalties and other costs of up to 1.0% of the amount deposited if withdrawn within the first nine months from the deposit date. The withdrawal fee is set at 0.225% for the period from nine months to one year subsequent to the deposit date and decreases by .05% increments for each year thereafter through the maturity date. In May 2011, July 2011, August 2011 and January 2012, October 2012, and November 2012, the Trust, redeemed approximately $25 million, $25 million, $50 million $25 million and $16 million, respectively, in custom time deposits held with U.S. Bank N.A which represented a full liquidation of the 2.17% investment tranche and an additional $25 million of the 3.75% tranche. Custom time deposits are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. The Trust values the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.50 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to ASC 820.

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

Recently Adopted Accounting Pronouncements—In December of 2011, FASB issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. FASB issued additional clarification to specify that the guidance applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria of the Codification or subject to a master netting arrangement or similar agreement. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material impact on the Series financial position or results of operations and is discussed in Note 7.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$14,693,226	$(986,250)	$—	$13,706,976
Swap Contracts	—	—	27,894,734	27,894,734
Written Options	—	(1,860,096)	—	(1,860,096)

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$(2,510,310)	$14,626,959	$—	$12,116,649
Swap Contracts	—	—	22,289,478	22,289,478
U.S. Treasury Securities	18,001,322	—	—	18,001,322
Written Options	—	(4,199,198)	—	(4,199,198)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations.

For the Three Months Ended March 31, 2013
Balance of recurring Level 3 assets as of January 1, 2013	$22,289,479
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	(394,745)
Purchases of investments	6,000,000
Sales of investments	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of March 31, 2013	$27,894,734

For the Year Ended December 31, 2012
Balance of recurring Level 3 assets as of January 1, 2012	$24,211,688
Total gains or losses (realized/unrealized):	—
Included in earnings-realized	(525,237)
Included in earnings-unrealized	(1,387,160)
Purchases of investments	—
Sales of investments	(9,812)
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2012	$22,289,479

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy.

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

The Trust invested in Credit Default Swaps (“CDS”) with highly-rated counterparties as part of its portfolio. CDSs are over-the-counter investment instruments designed to mitigate counterparty risk and generally pay upon the happening of a credit default of a counterparty. The CDS were allocated to each Series based on their percentage ownership in the pooled cash management assets at U.S. Bank National Association as of the reporting date. All Credit Default Swaps had expired as of March 31, 2012.

The Trust’s investment in Swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. The Swaps serve to diversify the investment holdings of the Trust and to provide access to programs and advisors that would not be otherwise available to the Trust, and are not used for hedging purposes.

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of March 31, 2013 and December 31, 2012, approximately 4.0% and 4.0%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

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

The Trust had invested in the following Swaps as of and for the three months ended March 31, 2013:

	Total Return Swap	Option	Total Return Swap	Total Return Swap
Counterparty	Deutsche Bank	Societe Generale	Deutsche Bank	Deutsche Bank
Notional Amount	$30,000,000	$21,053,483	$3,850,194	$2,566,796
Termination Date	3/26/2018	11/21/2014	6/30/2016	6/30/2016
Investee Returns	On Default	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—	$—

Unrealized Gain/(Loss)	$62,997	$(342,236)	$(69,304)	$(46,203)

Fair Value as of 3/31/13	$6,062,997	$17,443,499	$2,632,943	$1,755,295

The Trust had invested in the following Swaps as of and for the year ended December 31, 2012:

	Credit Default Swap	Credit Default Swap	Option/Swap	Total Return Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale	Deutsche Bank
Notional Amount	$—	$—	$20,486,403	$23,551,287
Termination Date	3/20/2012	3/20/2012	11/21/2014	6/30/2016
Investee Returns	On Default	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$(407,283)	$(117,954)	$—	$—

Unrealized Gain/(Loss)	$(215,874)	$117,954	$78,977	$(1,378,028)

Fair Value as of 12/31/2012	$—	$—	$17,785,733	$4,503,745

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

Expenses

Management Fees—Each Series of the Trust pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets attributable to such Series (including notional assets), calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series, 2.0% for the Winton Series, Currency Series, Frontier Long/Short Commodity Series Class 1 a and Class 2a and Frontier Masters Series, 0.75% for Frontier Diversified Series, 2.5% for the Frontier Heritage Series (formerly Winton/Graham Series) and Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), and 3.5% for the Frontier Long/Short Commodity Series Class 1 and Class 2. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

Trading Fees—In connection with each Series’ trading activities of the Trust, the Frontier Long/Short Commodity Series (Classes 1, 2 and 3), Balanced Series, Currency Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series),

Winton Series and Frontier Heritage Series (formerly Winton/Graham Series) pays to the Managing Owner a trading fee, or FCM Fee, up to 0.75% of such Series’ NAV, calculated daily. The Frontier Diversified Series, Frontier Long/Short Commodity Series (Classes 1a and 2a) and Frontier Masters Series pays to the Managing Owner a trading fee, or FCM Fee, up to 2.25% and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees—Some Series of the Trust pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series, Frontier Heritage Series (formerly Winton/Graham Series), Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Currency Series and Frontier Long/Short Commodity Series may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Balanced Series and the Frontier Diversified Series and 20% for the Winton Series, Currency Series, Frontier Heritage Series (formerly Winton/Graham Series), Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Frontier Long/Short Commodity Series and Frontier Masters Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Service Fees—In addition, with respect to Class 1 and Class 1a Units of each Series of the Trust, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee up to 3% annually, which the Managing Owner pays to selling agents of the Trust.

As of March 31, 2013, the Trust has a payable to the Managing Owner in the amounts of $455,580, $814,398, $540,250, $579,856 and $626,985 for incentive fees, management fees, interest, trading fees, and trailing service fees, respectively.

As of December 31, 2012, the Trust has a payable to the Managing Owner in the amounts of $732,119, $1,003,663, $569, 115, $602,333 and $652,500 for incentive fees, management fees, interest, trading fees, and trailing service fees, respectively.

For the three months ended March 31, 2013, the Trust paid the Managing Owner $455,580, $2,502,777, $2,088,170 and $1,666,545 for incentive fees, management fees, service fees, and trading fees, respectively.

For the three months ended March 31, 2012, the Trust paid the Managing Owner $283,700, $3,276,488, $2,808,189 and $2,048,034 for incentive fees, management fees, service fees, and trading fees, respectively.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the three months ended March 31, 2013 amounts paid or owed to the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $2,669. For the year ended December 31, 2012 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $2,096.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Berkeley/Graham/Tiverton Series, Currency Series and Frontier Heritage Series (formerly Winton/Graham Series). For the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, and Balanced Series (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. During the three months ended March 31, 2013 and 2012 the Trust, with respect to the Series, paid $1,581,082 and $2,014,194, respectively, of such interest income to the Managing Owner. Such expenses are not included in the statements of operations of the Series.

The Managing Owner pays to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $388,634, respectively for the three months ended March 31, 2012. This agreement ended April 19, 2012.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $548,092 and $699,541, respectively, for the three months ended March 31, 2013 and 2012.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner paid $250,000 for the three months ended March 31, 2013.

Equinox Group Distributors, LLC, an affiliate of the Managing Owner under common control, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

6. Financial Highlights

The following information presents the financial highlights of the Trust for the three months ended March 31, 2013 and 2012. This data has been derived from the information presented in the consolidated financial statements.

	2013	2012
Ratios to average net assets (1) (2)
Net investment income/(loss)	-4.10%	-4.43%
Expenses before incentive fees (4)	5.06%	-5.25%
Expenses after incentive fees (4)	5.15%	-5.44%

Total return before incentive fees (3)	0.07%	-2.80%
Total return after incentive fees (3)	-0.02%	-2.84%

(1)	Annualized with the exception of incentive fees.
(2)	Computed using average net assets outstanding during the period prior to the effects of any non-controlling transactions.
(3)	Total returns are not annualized.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 5.

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

For the three months ended March 31, 2013 and 2012, the monthly average of futures contracts bought was approximately 10,305 and 33,950, respectively and sold was approximately 13,785 and 32,250, respectively. The following tables summarize the trading revenues for the three months ended March 31, 2013 and 2012 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2013

Type of contract
Metals	$(4,931,538)
Currencies	7,577,127
Energies	(5,569,614)
Agriculturals	(1,789,149)
Interest rates	(16,567,527)
Stock indices	25,586,378

Realized trading income/(loss)(1)	$4,305,677

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2013

Type of contract
Metals	$3,556,020
Currencies	(3,704,100)
Energies	566,698
Agriculturals	909,899
Interest rates	2,093,086
Stock indices	(701,756)

Change in unrealized trading income/(loss)(2)	$2,719,847

(1)	Amounts recorded in the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options
(2)	Amounts recorded in the Consolidated Statement of Operations under net change in open trade equity (deficit).

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

Certain financial instruments and derivative instruments are eligible for offset in the statements of financial condition under U.S. GAAP. The Trust’s open trade equity/(deficit), options written, and receivable from Futures Commissions Merchants are subject to master netting arrangements and collateral arrangements and meet the U.S. GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Trust’s policy is to recognize amounts subject to master netting arrangements on a gross basis on the statements of financial condition.

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the statements of financial condition as of March 31, 2013 and December 31, 2012:

Offsetting of Derivative Assets and Liabilities

As of March 31, 2013

	Gross Amounts of recognized Derivative Assets	Gross Amounts of recognized Derivative Liabilities	Net Amounts of Derivative Assets and Liabilities Presented in the Statements of Financial Condition
Open Trade Equity/(Deficit)	$20,763,887	$(7,056,911)	$13,706,976
Options Written	—	(1,860,096)	(1,860,096)
Receivable from Futures Commissions Merchants	226,379,726	(102,748,520)	123,631,206

Offsetting of Derivative Assets and Liabilities

As of December 31, 2012

	Gross Amounts of recognized Derivative Assets	Gross Amounts of recognized Derivative Liabilities	Net Amounts of Derivative Assets and Liabilities Presented in the Statements of Financial Condition
Open Trade Equity/(Deficit)	$22,637,635	$(10,520,986)	$12,116,649
Options Written	—	(4,199,198)	(4,199,198)
Receivable from Futures Commissions Merchants	225,653,255	(77,624,026)	148,029,229

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

9. Indemnifications and Guarantees

The Trust has entered into agreements, which provide for the indemnification of futures clearing brokers, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or bad faith. The Trust has had no prior claims or payments pursuant to these agreements. The Trust’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. However, based on experience the Trust expects the risk of loss to be remote. Maximum exposure is unfulfilled obligations of the Trust up to the amount of equity at risk with UBS. The Trust has not recorded any liability for the guarantees in the accompanying financial statements as it expects any possibility of losses to be remote.

The Trust has guaranteed the obligations of the trading companies under the customer agreements with UBS Securities as Clearing Broker. In the event that one Series of the Trust is unable to meet its obligations to UBS Securities, the assets of the other Series will be available to UBS Securities as part of the guarantee, but only to the extent of such Series’ pro rata allocation to the trading company. The Trust has not recorded any liability for the indemnifications in the accompanying financial statements as it expects any possibility of losses to be remote.

10. Subsequent Events

Effective April 19, 2013, the Currency Series ceased operations and liquidated. All existing investor were redeemed as of April 19, 2013 at that date’s unit net asset value.

Effective April 30, 2013 the TBG Institutional Series ceased operations and is in the process of liquidated.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and tables should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this quarterly report and our 2012 Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of March 31, 2013, the Trust has nine (9) separate and distinct Series of Units issued and outstanding: Frontier Diversified Series, Frontier Masters Series, Frontier Long/Short Commodity Series, Balanced Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series) Currency Series, Winton Series, Frontier Heritage Series (formerly Winton/Graham Series) and TBG Institutional Series (each a “Series” and collectively, the “Series”). The TBG Institutional Series is a private series of the Trust and has been consolidated within the Trust financial statements and notes to the financial statements. Each Series of Units has between three and six separate classes issued and/or outstanding – Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a.

Critical Accounting Policies and Estimates

The financial statements of the Trust in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Trust’s financial position and results of operations. The financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”). These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update the Trust’s 2012 Annual Report on Form 10-K (“Form 10-K”). These financial statements do not include all of the information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods. Accordingly, they should be read in conjunction with the financial information contained in the Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of results that may be expected for the full year or any future period.

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

The trading system of each of the major commodity trading advisors used by the Trading Companies is as follows:

Major Commodity Trading Advisor	Trading System Style
Beach Horizon LLP	Systematic
Cantab Capital Partners LLP	Systematic
Global Advisors (Jersey) Limited	Systematic
Graham Capital Management, L.P.	Systematic
Mesirow Financial Commodities Management, LLC	Discretionary
Quantitative Investment Management, LLC	Systematic
QuantMetrics Capital Management LLP	Systematic
Red Oak Commodity Advisors, Inc.	Discretionary
Rosetta Capital Management, LLC	Discretionary
Skyline Management, Inc.	Discretionary
Tiverton Trading	Discretionary
Transtrend B.V.	Systematic
Winton Capital Management Ltd.	Systematic

As of March 31, 2013, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

	Allocation as of March 31, 2013 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
Advisor	Frontier Diversified Series	Frontier Long/Short Commodity Series	Frontier Masters Series	Balanced Series	Frontier Select Series*	Winton Series	Frontier Heritage Series**
Beach Horizon LLP	12%	12%	—	6%	—	—	—
Cantab Capital Partners LLP	21%	—	28%	24%	—	—	—
Global Advisors (Jersey) Limited	—	14%	—	—	—	—	—
Brevan Howard Systematic Trading	2%	—	—	—	26%	—	45%
Mesirow Financial Commodities Management, LLC	4%	13%	—	—	—	—	—
Quantitative Investment Management, LLC	11%	—	—	14%	—	—	—
QuantMetrics Capital Management LLP	8%	—	—	—	—	—	—
Red Oak Commodity Advisors, Inc.	—	14%	—	—	—	—	—
Rosetta Capital Management, LLC	—	11%	—	—	—	—	—
Skyline Management, Inc.	—	9%	—	—	—	—	—
Tiverton Trading	15%	—	21%	16%	41%	—	—
Transtrend B.V.	—	—	28%	—	33%	—	—
Winton Capital Management Ltd.	12%	—	23%	12%	—	100%	55%

*	Formerly the Tiverton/Graham/Transtrend Series.
**	Formerly the Winton/Graham Series.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At March 31, 2013, cash deposited at the clearing brokers was $82,853,490 for the Balanced Series, $9,706,955 for the Frontier Long/Short Commodity Series and $219,483 for the Frontier Diversified Series. At December 31, 2012, cash deposited at the clearing brokers was $92,043,593 for the Balanced Series, and $14,770,973 for the Frontier Long/Short Commodity Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Currency Series, and Frontier Heritage Series (formerly Winton/Graham Series). For the Balanced Series (Class 1a and Class 2a only) and Frontier Long/Short Commodity Series 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held in either U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of March 31, 2013, total cash and cash equivalents and custom time deposits held at banking institutions were $65,838,349 for the Frontier Diversified Series, $38,319,546 for the Frontier Masters Series, $40,597,319 for the Frontier Long/Short Commodity Series, $102,309,165 for the Balanced Series, $20,409,470 for the Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), $0 for the Currency Series, $34,752,678 for the Winton Series, and $16,845,358 for the Frontier Heritage Series (formerly Winton/Graham Series). As of December 31, 2012, total cash and cash equivalents and custom time deposits held at banking institutions were $69,557,079 for the Frontier Diversified Series, $43,037,890 for the Frontier Long/Short Commodity Series, $39,831,538 for the Frontier Masters Series, $107,090,046 for the Balanced Series, $17,301,848 for the Frontier Select Series (formerly the Tiverton/Graham/Transtrend Series),

$882,602 for the Currency Series, $32,541,850 for the Winton Series, and $13,964,174 for the Frontier Heritage Series (formerly the Winton/Graham Series). During the three months of 2013, the Trust experienced redemptions in excess of subscriptions due primarily to five of the eight Series being closed to new investments and to the termination of a selling agent relationship. The Managing Owner does not expect any impact on the investment mix of any Series due to the high level of liquidity maintained in the Trust.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the period ending March 31, 2013, the Trust was able to pay all redemptions.

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012.

Frontier Diversified Series

2013

The Frontier Diversified Series – Class 1 NAV lost 1.26% for the three months ended March 31, 2012, net of fees and expenses; the Frontier Diversified Series – Class 2 NAV lost 0.84% for the three months ended March 31, 2012, net of fees and expenses.

For the three months ended March 31, 2013 the Frontier Diversified Series recorded a net loss on investments of $113,017, net investment income of $476,525, and total expenses of $1,536,849, resulting in a net decrease in Owners’ capital from operations of $1,173,341. The NAV per Unit, Class 1, decreased from $94.40 at December 31, 2012, to $93.21 as of March 31, 2013. The NAV per Unit, Class 2, decreased from $100.48 at December 31, 2012, to $99.64 as of March 31, 2013. Total Class 1 subscriptions and redemptions for the period were $696,614 and $4,824,816, respectively. Total Class 2 subscriptions and redemptions for the period were $845,651 and $2,625,358, respectively. Ending capital at March 31, 2013, was $54,151,338 for Class 1 and $53,948,984 for Class 2. Ending capital at December 31, 2012, was $58,999,936 for Class 1 and $56,181,636 for Class 2.

The Frontier Diversified Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Frontier Diversified Series was profitable in 1Q 2013. Stock Indices and Currencies were profitable while Interest Rates, Metals, Agriculturals and Energies finished negative for the quarter.

The Stock Indices and Currencies sectors are positive YTD while Interest Rates, Metals, Agriculturals and Energies are negative YTD.

In terms of major CTA performance, five of the eight major CTAs in the Frontier Diversified Series were profitable in 1Q 2013 . Mesirow, Quantmetrics, Tiverton, Brevan Howard and Winton were profitable in the quarter and are profitable YTD while Cantab and Beach Horizon finished negative for the quarter and are negative YTD.

Graham was replaced by Brevan Howard as a major advisor in the Diversified Series. Mesirow was added as a major advisor to the Diversified Series.

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

Frontier Masters Series

2013

The Frontier Masters Series – Class 1 NAV gained 0.52% for the three months ended March 31, 2013, net of fees and expenses; the Frontier Masters Series – Class 2 NAV gained .92% for the three months ended March 31, 2013, net of fees and expenses.

For the three months ended March 31, 2013 the Frontier Masters Series recorded a net gain on investments of $883,034, net investment income of $231,188, and total expenses of $792,693, resulting in a net increase in Owners’ capital from operations of $321,529. The NAV per Unit, Class 1, increased from $101.11 at December 31, 2012, to $101.64 as of March 31, 2013. The NAV per Unit, Class 2, increased from $107.61 at December 31, 2012, to $108.60 as of March 31, 2013. Total Class 1 subscriptions and redemptions for the period were $1,148,139 and $1,976,286, respectively. Total Class 2 subscriptions and redemptions for the period were $472,083 and $1,596,464, respectively. Ending capital at March 31, 2013, was $33,943,369 for Class 1 and $15,911,790 for Class 2. Ending capital at December 31, 2012, was $34,603,499 for Class 1 and $16,882,659 for Class 2.

The Frontier Masters Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Frontier Masters Series were profitable in 1Q 2013. Currencies, Agriculturals and Stock Indices were positive while Interest Rates, Energies and Metals were negative for the quarter.

Currencies, Agriculturals and Stock Indices are positive for the year while Interest Rates, Energies and Metals are negative for the year.

In terms of major CTA performance, two of the four major CTAs in the Frontier Masters Series were profitable during the quarter . Winton and Transtrend were positive for the quarter and are positive YTD while Cantab and Tiverton finished negative for the quarter and are negative YTD.

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

Frontier Long/Short Commodity Series

2013

The Frontier Long/Short Commodity Series – Class 2 NAV lost 0.37% for the three months ended March 31, 2013, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 NAV lost 0.38% for the three months ended March 31, 2013, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 1a NAV lost 0.56% for the three months ended March 31, 2013, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a NAV lost 0.14% for the three months ended March 31, 2013, net of fees and expenses.

For the three months ended March 31, 2013, the Frontier Long/Short Commodity Series recorded net loss on investments of $1,371,456, net investment income of $297,099, and total expenses of $946,088, resulting in a net decrease in Owners’ capital from operations of $194,728, after non-controlling interests of $1,825,717. The NAV per Unit, Class 2, decreased from $145.65 at December 31, 2012, to $145.11 as of March 31, 2013. The NAV per Unit, Class 3, decreased from $145.69 at December 31, 2012, to $145.14 as of March 31, 2013. The NAV per Unit, Class 1a, decreased from $108.58 at December 31, 2012, to $107.97 as of March 31, 2013. The NAV per Unit, Class 2a, decreased from $115.45 at December 31, 2012, to $115.29 as of March 31, 2013. Total Class 2 redemptions for the period were $1,167,978. There were no subscriptions. Total Class 3 redemptions for the period were $3,450,590. There were no subscriptions. Total Class 1a subscriptions and redemptions for the period were $354,310 and $1,622,472, respectively. Total Class 2a subscriptions and redemptions for the period were $221,400 and $964,208, respectively. Ending capital at March 31, 2013, was $5,702,855 for Class 2, $16,256,087 for Class 3, $17,621,991 for Class 1a and $10,120,281 for Class 2a. Ending capital at December 31, 2012, $6,898,785 for Class 2, $19,761,047 for Class 3, $18,983,538 for Class 1a and $10,882,111 for Class 2a.

Two of the seven sectors traded in the Frontier Long/Short Commodity Series were profitable in 1Q 2013. Energies and Financials finished positive for the quarter while Base Metals, Grains, Meats, Precious Metals and Softs finished negative for the quarter.

Energies and Financials are positive YTD while Base Metals, Grains, Meats, Precious Metals and Softs are negative YTD.

In terms of major CTA performance, five of the six major CTAs in the Frontier Long/Short Commodity Series was profitable in 1Q 2013. Global Advisors, Red Oak, Rosetta, Strategic Ag and Mesirow were positive for the quarter and are positive YTD while Beach Horizon finished negative for the quarter and is negative YTD.

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

For the three months ended March 31, 2012, the Frontier Long/Short Commodity Series recorded net loss on investments of $5,732,135, net investment income of $363,576, and total expenses of $1,320,470, resulting in a net decrease in Owners’ capital from operations of $532,943, after non-controlling interests of $6,156,086. The NAV per Unit, Class 1, decreased from $136.13 at December 31, 2011, to $134.21 as of March 31, 2012. The NAV per Unit, Class 2, decreased from $161.97 at December 31, 2011, to $160.88 as of March 31, 2012. The NAV per Unit, Class 3, decreased from $161.96 at December 31, 2011, to $160.87 as of March 31, 2012. The NAV per Unit, Class 1a, decreased from $121.71 at December 31, 2011, to $120.55 as of March 31, 2012. The NAV per Unit, Class 2a, decreased from $127.23 at December 31, 2011, to $126.57 as of March 31, 2012. Total Class 1 subscriptions and redemptions for the period were $5,473 and $2,690,064, respectively. Total Class 2 redemptions for the period were $170,040. There were no subscriptions. Total Class 3 subscriptions and redemptions for the period were $2,628,674and $2,590,599, respectively. Total Class 1a subscriptions and redemptions for the period were $1,854,807 and $462,534, respectively. Total Class 2a subscriptions and redemptions for the period were $868,153 and $217,453, respectively. Ending capital at March 31, 2012, was $1,449,541 for Class 1, $8,958,148 for Class 2, $27,652,652 for Class 3, $20,092,488 for Class 1a and $11,501,371 for Class 2a. Ending capital at December 31, 2011, was $4,159,047 for Class 1, $9,188,762 for Class 2, $27,810,058 for Class 3, $18,891,395 for Class 1a and $10,911,464 for Class 2a.

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

Balanced Series

2013

The Balanced Series – Class 1 NAV lost 1.82% for the three months ended March 31, 2013, net of fees and expenses; the Balanced Series – Class 2 NAV lost 1.11% for the three months ended March 31, 2013, net of fees and expenses; the Balanced Series – Class 2a NAV lost .72% for the three months ended March 31, 2013, net of fees and expenses; the Balanced Series – Class 3a NAV lost .73% for the three months ended March 31, 2013, net of fees and expenses.

For the three months ended March 31, 2013, the Balanced Series recorded net loss on investments of $3,972,194, net investment income of $47,281, and total expenses of $2,091,539, resulting in a net decrease in Owners’ capital from operations of $3,212,419 after non- controlling interests of $2,804,033. The NAV per Unit, Class 1, decreased from $116.32 at December 31, 2012, to $114.20 at March 31, 2013. The NAV per Unit, Class 2, decreased from $149.20 at December 31, 2012, to $147.55 at March 31, 2013. For Class 2a, the NAV per Unit increased from $124.36 at December 31, 2012, to $123.46 at March 31, 2013. For Class 3a, the NAV per Unit decreased from $123.96 at December 31, 2012, to $123.05 at March 31, 2013. Total Class 1 subscriptions and redemptions for the period were $92,934 and $11,819,813, respectively. Total Class 2 subscriptions and redemptions for the period were $3,856 and $2,127,467, respectively. Total Class 2a redemptions for the period were $94,778. There were no subscriptions. Total Class 3a redemptions for the period were $779,229. There were no subscriptions. Ending capital at March 31, 2013, was $129,567,330 for Class 1, $48,774,407 for Class 2, $906,350 for Class 2a and $2,967,747 for Class 3a. At December 31, 2012, ending capital was $143,906,872 for Class 1, $51,459,568 for Class 2, $1,009,520 for Class 2a, and $3,776,790 for Class 3a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

One of the six sectors traded in the Balanced Series was profitable in 1Q 2013. The Stock Indices sector was profitable while Interest Rates, Metals, Agriculturals, Currencies and Energies finished negative for the quarter.

The Stock Indices sector is positive YTD while Interest Rates, Metals, Agriculturals, Currencies and Energies are negative YTD.

In terms of major CTA performance, two of the five major CTAs in the Balanced Series were profitable in 1Q 2013. Winton and Tiverton were positive for the quarter and are positive YTD while Cantab, QIM and Beach Horizon finished negative for the quarter and are negative YTD.

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

Frontier Select Series (formerly Tiverton/Graham/Transtrend Series)

2013

The Frontier Select Series (formerly Tiverton/Graham/Transtrend Series) – Class 1 NAV gained 4.07% for the three months ended March 31, 2013, net of fees and expenses; the Frontier Select Series (formerly Tiverton/Graham/Transtrend Series) – Class 2 NAV gained 4.82% for the three months ended March 31, 2013, net of fees and expenses.

For the three months ended March 31, 2013, the Frontier Select Series (formerly Tiverton/Graham/Transtrend Series) recorded net gain on investments of $1,322,891, net investment income of $90,594, and total expenses of $411,841, resulting in a net increase in Owners’ capital from operations of $1,001,644. The NAV per Unit, Class 1, increased from $78.66 at December 31, 2012, to $81.86 as of March 31, 2013. The NAV per Unit, Class 2, increased from $99.55 at December 31, 2012, to $104.35 as of March 31, 2013. Total Class 1 subscriptions and redemptions for the period were $4,380 and $1,742,251, respectively. Total Class 2 redemptions for the period were $269,549. There were no subscriptions. Ending capital at March 31, 2013, was $21,393,158 for Class 1 and $2,945,707 for Class 2. Ending capital at December 31, 2012, was $22,266,758 for Class 1 and $3,077,883 for Class 2.

The Frontier Select Series (formerly Tiverton/Graham/Transtrend Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Select Series were profitable in 1Q 2013. Currencies, Agriculturals and Stock Indices were positive while Interest Rates, Metals and Energies were negative for the quarter.

Currencies, Agriculturals and Stock Indices are positive YTD while Interest Rates, Metals and Energies are negative YTD.

In terms of major CTA performance Brevan Howard and Transtrend finished positive for the quarter and are positive YTD while Tiverton finished negative for the quarter and is negative YTD.

The “Tiverton/Graham/Transtrend Series” name was changed to the “Select Series.” Graham was replaced by Brevan Howard as a major advisor in the Select Series.

2012

The Frontier Select Series (formerly Tiverton/Graham/Transtrend Series) – Class 1 NAV lost 1.53% for the three months ended March 31, 2011, net of fees and expenses; the Frontier Select Series (formerly Tiverton/Graham/Transtrend Series) – Class 2 NAV lost 0.82% for the three months ended March 31, 2011, net of fees and expenses.

For the three months ended March 31, 2012, the Frontier Select Series (formerly Tiverton/Graham/Transtrend Series) recorded net gain on investments of $29,652, net investment income of $18,444, and total expenses of $598,189, resulting in a net decrease in Owners’ capital from operations of $550,093. The NAV per Unit, Class 1, decreased from $91.02 at December 31, 2011, to $89.63 as of March 31, 2012. The NAV per Unit, Class 2, decreased from $111.84 at December 31, 2011, to $110.92 as of March 31, 2012. Total Class 1 subscriptions and redemptions for the period were $9,489 and $2,550,838, respectively. Total Class 2 redemptions for the period were $242,705. There were no subscriptions. Ending capital at March 31, 2012, was $32,122,523 for Class 1 and $4,157,302 for Class 2. Ending capital at December 31, 2011, was $35,180,631 for Class 1 and $4,433,341 for Class 2.

The Frontier Select Series (formerly Tiverton/Graham/Transtrend Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Frontier Select Series (formerly Tiverton/Graham/Transtrend Series)

Two of the six sectors traded in the Frontier Select Series (formerly Tiverton/Graham/Transtrend Series) were profitable in 1Q 2012. Energies and Stock Indices were positive while Metals, Currencies, Agriculturals and Interest Rates were negative for the quarter. In terms of major CTA performance Graham finished positive Tiverton, Berkeley and Transtrend finished negative for the quarter. Please note that February 2012 was the last full trading month for Berkeley Quantitative.

Currency Series

2013

The Currency Series – Class 1 NAV lost 1.65% for the three months ended March 31, 2013, net of fees and expenses; the Currency Series – Class 2 NAV lost .95% for the three months ended March 31, 2013, net of fees and expenses.

For the three months ended March 31, 2013, the Currency Series recorded net loss on investments of $46,491, net investment income of $2,203, and total expenses of $18,083, resulting in a net decrease in Owners’ capital from operations of $62,371. The NAV per Unit, Class 1, decreased from $56.91 at December 31, 2012, to $55.97 as of March 31, 2013. The NAV per Unit, Class 2, decreased from $72.95 at December 31, 2012, to $72.26 as of March 31, 2013. Total Class 1 subscriptions and redemptions for the period were $6,870 and $1,823,076, respectively. Total Class 2 redemptions for the period were $6,144. There were no subscriptions. Ending capital at March 31, 2013, was $789,015 for Class 1 and $47,389 for Class 2. Ending capital at December 31, 2012, was $2,666,969 for Class 1 and $54,156 for Class 2.

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

Winton Series

2013

The Winton Series – Class 1 NAV gained 4.44% for the three months ended March 31, 2013, net of fees and expenses; the Winton Series – Class 2 NAV gained 5.19% for the three months ended March 31, 2013, net of fees and expenses.

For the three months ended March 31, 2013, the Winton Series recorded net gain on investments of $2,311,200, net investment income of $110,026, and total expenses of $549,802, resulting in a net increase in Owners’ capital from operations of $1,871,424. The NAV per Unit, Class 1, increased from $130.73 at December 31, 2012, to $136.53 as of March 31, 2013. The NAV per Unit, Class 2, increased from $158.30 at December 31, 2012, to $166.52 as of March 31, 2013. Total Class 1 subscriptions for the period were $43,950 and redemptions were $1,767,373. Total Class 2 redemptions for the period were $117,344. There were no subscriptions. Ending capital at March 31, 2013, was $30,262,765 for Class 1 and $10,727,426 for Class 2. Ending capital at December 31, 2012, was $30,645,208 for Class 1 and $10,314,326 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Winton Series were profitable in 1Q 2013. Currencies, Agriculturals and Stock Indices were positive while Metals, Interest Rates and Energies were negative for the quarter.

Currencies, Agriculturals and Stock Indices are positive YTD while Metals, Interest Rates and Energies are negative YTD.

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

Frontier Heritage Series (formerly Winton/Graham Series)

2013

The Frontier Heritage Series (formerly Winton/Graham Series) – Class 1 NAV gained 7.49 % for the three months ended March 31, 2013, net of fees and expenses; the Frontier Heritage Series (formerly Winton/Graham Series) – Class 2 NAV gained 8.27% for the three months ended March 31, 2013, net of fees and expenses.

For the three months ended March 31, 2013, the Frontier Heritage Series (formerly Winton/Graham Series) recorded net gain on investments of $1,759,853, net investment income of $37,238, and total expenses of $296,083, resulting in a net increase in Owners’ capital from operations of $1,501,008. The NAV per Unit, Class 1, increased from $94.55 at December 31, 2012, to $101.63 as of March 31, 2013. The NAV per Unit, Class 2, increased from $120.67 at December 31, 2012, to $130.65 as of March 31, 2013. Total Class 1 subscriptions for the period were $11,409 and redemptions were $1,519,117. Total Class 2 redemptions for the period were $564,231. There were no subscriptions. Ending capital at March 31, 2013, was $16,362,182 for Class 1 and $3,820,426 for Class 2. Ending capital at December 31, 2012, was $16,680,498 for Class 1 and $4,073,041 for Class 2.

The Frontier Heritage Series (formerly Winton/Graham Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Heritage Series were profitable in 1Q 2013. Currencies, Agriculturals and Stock Indices were positive while Interest Rates, Metals and Energies were negative for the quarter.

Currencies, Agriculturals and Stock Indices are positive YTD while Interest Rates, Metals and Energies are negative YTD.

In terms of major CTA performance, both Brevan Howard and Winton finished positive for the quarter and are positive YTD.

The “Winton/Graham Series” name was changed to the “Heritage Series.” Graham was replaced by Brevan Howard as a major advisor in the Heritage Series.

2012

The Frontier Heritage Series (formerly Winton/Graham Series) – Class 1 NAV lost 0.34% for the three months ended March 31, 2012, net of fees and expenses; the Frontier Heritage Series (formerly Winton/Graham Series) – Class 2 NAV gained 0.41% for the three months ended March 31, 2012, net of fees and expenses.

For the three months ended March 31, 2012, the Frontier Heritage Series (formerly Winton/Graham Series) recorded net gain on investments of $484,523, net investment income of $21,969, and total expenses of $532,443, resulting in a net decrease in Owners’ capital from operations of $25,951. The NAV per Unit, Class 1, decreased from $104.73 at December 31, 2011, to $104.37 as of March 31, 2012. The NAV per Unit, Class 2, increased from $129.70 at December 31, 2011, to $130.23 as of March 31, 2012. Total Class 1 subscriptions for the period were $16,185 and redemptions were $2,238,081. Total Class 2 redemptions for the period were $788,648. There were no subscriptions. Ending capital at March 31, 2012, was $22,496,784 for Class 1 and $5,240,408 for Class 2. Ending capital at December 31, 2011, was $24,783,519 for Class 1 and $5,990,168 for Class 2.

The Frontier Heritage Series (formerly Winton/Graham Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Frontier Heritage Series (formerly Winton/Graham Series)

Two of the six sectors traded in the Frontier Heritage Series (formerly Winton/Graham Series) were profitable in 1Q 2012. Energies and Stock Indices were positive while Metals, Interest Rates, Agriculturals and Currencies were negative for the quarter.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of March 31, 2013 and December 31, 2012. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Frontier Diversified Series:

MARKET SECTOR	March 31, 2013		December 31, 2012
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$5,539,893	5.1%	$10,668,213	9.3%
Currencies	$4,941,302	4.6%	$6,944,890	6.0%
Stock Indices	$4,836,532	4.5%	$6,884,232	6.0%
Metals	$745,311	0.7%	$529,904	0.5%
Agriculturals/Softs	$3,992,549	4.4%	$2,106,237	1.8%
Energy	$879,582	0.8%	$826,602	0.7%
Total:	$20,935,170	19.4%	$27,960,078	24.3%

Frontier Long/Short Commodity Series:

MARKET SECTOR	March 31, 2013		December 31, 2012
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$905,750	1.7%	$1,456,457	2.6%
Currencies	$648,234	1.2%	$649,353	1.1%
Stock Indices	$718,929	1.3%	$915,438	1.6%
Metals	$318,614	0.6%	$430,652	0.8%
Agriculturals/Softs	$1,500,453	2.8%	$2,128,861	3.8%
Energy	$2,356,060	4.4%	$1,768,300	3.1%
Total:	$6,448,039	12.0%	$7,349,062	13%

Frontier Masters Series:

MARKET SECTOR	March 31, 2013		December 31, 2012
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,897,704	3.8%	$2,289,229	4.4%
Currencies	$2,040,826	4.1%	$2,293,953	4.5%
Stock Indices	$1,154,816	2.3%	$1,147,721	2.2%
Metals	$146,287	0.3%	$74,930	0.1%
Agriculturals/Softs	$974,745	2.0%	$182,665	0.4%
Energy	$80,709	0.2%	$83,701	0.2%
Total:	$6,295,087	12.6%	$6,072,199	11.8%

Balanced Series: (1)

	March 31, 2013		December 31, 2012
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$10,704,597	4.7%	$21,555,846	10.8%
Currencies	$9,240,098	4.1%	$15,370,708	7.7%
Stock Indices	$8,747,084	3.9%	$13,812,873	6.9%
Metals	$1,341,390	0.6%	$1,031,714	0.5%
Agriculturals/Softs	$7,347,203	3.3%	$4,076,766	2.0%
Energy	$1,234,251	0.5%	$1,493,380	0.7%
Total:	$38,614,623	17.1%	$57,341,288	28.6%

Frontier Select Series (formerly Tiverton/Graham/Transtrend Series):

	March 31, 2013		December 31, 2012
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$213,896	0.9%	$1,108,185	4.4%
Currencies	$279,837	1.1%	$1,324,364	5.2%
Stock Indices	$278,957	1.1%	$864,109	3.4%
Metals	$12,875	0.1%	$71,543	0.3%
Agriculturals/Softs	$87,765	0.4%	$206,823	0.8%
Energy	$9,036	0.0%	$116,831	0.5%
Total:	$882,367	3.6%	$3,691,855	14.6%

Currency Series:

	March 31, 2013		December 31, 2012
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$—	0%	$—	0%
Currencies	$1,283,398	153.4%	$942,040	34.6%
Stock Indices	$—	0%	$—	0%
Metals	$—	0%	$—	0%
Agriculturals/Softs	$—	0%	$—	0%
Energy	$—	0%	$—	0%
Total:	$1,283,398	153.4%	$942,040	34.6%

Winton Series:

MARKET SECTOR	March 31, 2013		December 31, 2012
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$943,179	2.3%	$1,355,328	3.3%
Currencies	$3,162,439	7.7%	$2,941,414	7.2%
Stock Indices	$1,034,454	2.5%	$992,759	2.4%
Metals	$69,265	0.2%	$70,872	0.2%
Agriculturals/Softs	$513,623	1.3%	$241,874	0.6%
Energy	$85,756	0.2%	$85,535	0.2%
Total:	$5,808,716	14.2%	$5,687,781	13.9%

Frontier Heritage Series (formerly Winton/Graham Series):

	March 31, 2013		December 31, 2012
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$212,004	1.1%	$1,660,955	8.0%
Currencies	$710,841	3.5%	$2,207,110	10.6%
Stock Indices	$232,521	1.2%	$1,031,543	5.0%
Metals	$15,569	0.1%	$104,133	0.5%
Agriculturals/Softs	$115,450	0.6%	$311,136	1.5%
Energy	$19,276	0.1%	$161,051	0.8%
Total:	$1,305,661	6.5%	$5,475,927	26.4%

(1)	As of March 31, 2013 and December 31, 2012, a portion of the assets of the Balanced Series was invested in an Option of futures contracts with a notional value of $21,053,483 and $20,486,403, respectively. Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of March 31, 2013, by market sector.

Interest rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of each Trading Company and accordingly of each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Currency Series and Frontier Heritage Series (formerly Winton/Graham Series). For the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series and Balanced Series (Class 1a and Class 2a only),

20% of the total interest allocated to each Series is paid to the Managing Owner. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized interest income that is allocated to each of such Series and 0.75%. Interest income above what is paid to the Managing Owner is retained by the Series.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Accounting Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the Trust and each Series as of March 31, 2013 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Accounting Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Scope of Exhibit 31 Certifications

The certifications of the Chief Executive Officer and the Chief Accounting Officer of the Managing Owner included as Exhibits 31.1 and 31.2, respectively, to this Form 10-Q apply not only to the Trust as a whole but also to each Series individually.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

The section entitled “Risk Factors” beginning on page 20 of the Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-185695) is incorporated by reference into this section.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Registrant for the three months ended March 31, 2013. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Registrant claims an exemption from registration of each of the transactions listed below under Section 4(2) of the Securities Act, as a sale by an issuer not involving a public offering.

SERIES	DATE	UNITS	CONSIDERATION
NONE

One hundred percent of the offering proceeds from the sale of Units are initially available for the Series’ trading activities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the prospectus as Exhibit A) ****

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 1 3a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

31.2	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 1 3a-14(a) and 1 5(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

101	Financials in XBRL format

****	Previously filed and incorporated by reference from the Definitive Prospectus filed pursuant to Rule 424(b)(3) filed May 24, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Frontier Fund
(Registrant)
Date: May 15, 2013

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
Date: May 15, 2013

	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Series (formerly Winton/Graham Series),
a Series of The Frontier Fund
(Registrant)
Date: May 15, 2013

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
Date: May 15, 2013

	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Series (formerly
Tiverton/Graham/Transtrend Series),
a Series of The Frontier Fund
(Registrant)
Date: May 15, 2013

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
Date: May 15, 2013

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
Date: May 15, 2013

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
Date: May 15, 2013

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
Date: May 15, 2013

	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund