Form 10-Q
period 2013-06-30
FRONTIER FUND; WINTON SERIES, a series of The Frontier Fund; BALANCED SERIES, a series of The Frontier Fund; FRONTIER MASTERS SERIES, a series of The Frontier Fund; FRONTIER DIVERSIFIED SERIES, a series of The Frontier Fund; Frontier Heritage Series, a series of The Frontier Fund; FRONTIER LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; Frontier Select Series, a series of The Frontier Fund
filed 2013-08-14
CIK 1261379, 1389124, 1389122, 1450722, 1450720, 1389123, 1389128, 1389125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2013

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF JUNE 30, 2013, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Series of the Frontier Fund

Statements of Financial Condition

June 30, 2013 and December 31, 2012

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	6/30/2013 (Unaudited)	12/31/2012	6/30/2013 (Unaudited)	12/31/2012	6/30/2013 (Unaudited)		12/31/2012
ASSETS
Cash and cash equivalents	$1,012,912	$2,681,889	$599,271	$1,542,661	$609,160		$1,710,151
U.S. Treasury securities, at fair value	—	3,853,000	—	2,212,909	—		2,388,540
Custom time deposits	52,557,208	66,875,140	31,094,504	38,288,877	31,607,650		41,327,739
Receivable from futures commission merchants	—	—	—	—	14,142,506		14,770,973
Open trade equity, at fair value	—	—	—	—	—		—
Investments in unconsolidated trading companies, at fair value	37,507,662	42,826,426	12,991,804	9,771,797	1,847,332		3,675,238
Prepaid service fees - Class 1	27,629	40,235	26,773	57,276	18,652		42,004
Interest receivable	119	54,006	70	31,017	71		33,479
Receivable from related parties	22,411	114,481	14,163	38,735	18,333		549
Receivable from other series	—	—	—	—	—		—
Other assets	—	—	—	—	—		—

Total Assets	$91,127,941	$116,445,177	$44,726,585	$51,943,272	$48,243,704		$63,948,673

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—	$—	$—	$—	$2,707,217		$819,535
Options written, at fair value	—	—	—	—	320,050		928,690
Pending owner additions	2,608	23,900	1,292	15,449	—		62,537
Owner redemptions payable	932,831	521,439	44,755	141,453	406,457		344,538
Incentive fees payable to Managing Owner	—	189,903	—	—	—		—
Management fees payable to Managing Owner	121,590	150,188	104,266	118,274	189,068		277,379
Interest payable to Managing Owner	35,874	41,394	17,657	20,028	22,798		26,319
Trading fees payable to Managing Owner	192,678	228,169	90,921	104,852	57,794		79,400
Service fees payable to Managing Owner	72,227	89,177	42,689	47,423	23,374		24,074
Payables to related parties	—	19,435	33,137	9,635	—		34,037
Other liabilities	—	—	—	—	514		—

Total Liabilities	1,357,808	1,263,605	334,717	457,114	3,727,272		2,596,509

CAPITAL
Managing Owner Units - Class 1	23,527	25,959	26,055	27,804	—		—
Managing Owner Units - Class 1a	—	—	—	—	—		12,732
Managing Owner Units - Class 2	1,313,530	1,436,973	572,298	605,508	414,516		449,011
Managing Owner Units - Class 2a	—	—	—	—	238,083		256,560
Managing Owner Units - Class 3a	—	—	—	—	11,721		—
Limited Owner Units - Class 1	45,214,923	58,973,977	30,694,768	34,575,695	—		—
Limited Owner Units - Class 1a	—	—	—	—	14,941,599		18,970,806
Limited Owner Units - Class 2	43,218,153	54,744,663	13,098,747	16,277,151	4,335,915		6,449,774
Limited Owner Units - Class 2a	—	—	—	—	7,261,874		10,625,551
Limited Owner Units - Class 3	—	—	—	—	13,159,058		19,761,047
Limited Owner Units - Class 3a	—	—	—	—	22,658		—

Total Owners’ Capital	89,770,133	115,181,572	44,391,868	51,486,158	40,385,424		56,525,481

Non-Controlling Interests	—	—	—	—	4,131,008		4,826,683

Total Capital	89,770,133	115,181,572	44,391,868	51,486,158	44,516,432		61,352,164

Total Liabilities and Capital	$91,127,941	$116,445,177	$44,726,585	$51,943,272	$48,243,704		$63,948,673

Units Outstanding
Class 1	528,790	625,015	324,250	342,249	N/A		N/A
Class 1a	N/A	N/A	N/A	N/A	149,563		174,830
Class 2	484,835	559,127	134,416	156,889	35,331		47,367
Class 2a	N/A	N/A	N/A	N/A	70,003		94,257
Class 3	N/A	N/A	N/A	N/A	97,842		135,642
Class 3a	N/A	N/A	N/A	N/A	321	(2)	N/A

Net Asset Value per Unit
Class 1	$85.55	$94.40	$94.74	$101.11	N/A		$135.41	(1)
Class 1a	N/A	N/A	N/A	N/A	$99.90		$108.58
Class 2	$91.85	$100.48	$101.71	$107.61	$134.46		$145.65
Class 2a	N/A	N/A	N/A	N/A	$107.14		$115.45
Class 3	N/A	N/A	N/A	N/A	$134.49		$145.69
Class 3a	N/A	N/A	N/A	N/A	$107.15	(2)	N/A

(1)	Class 1 operations ceased July 18, 2012 and all remaining Class 1 Units were exchanged for Class 3 Units.
(2)	Class 3a operations began June 17, 2013.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Financial Condition

June 30, 2013 and December 31, 2012

	Balanced Series			Frontier Select Series (1)
	6/30/2013 (Unaudited)	12/31/2012		6/30/2013 (Unaudited)	12/31/2012
ASSETS
Cash and cash equivalents	$1,746,479	$4,111,855		$323,675	$664,310
U.S. Treasury securities, at fair value	—	5,951,633		—	961,568
Custom time deposits	90,619,958	102,978,191		16,794,625	16,637,538
Receivable from futures commission merchants	22,019,309	92,043,593		—	—
Open trade equity, at fair value	436,878	—		—	—
Swap contracts, at fair value	16,806,761	22,289,478		—	—
Investments in unconsolidated trading companies, at fair value	35,853,911	20,193,128		5,098,984	7,373,509
Interest receivable	205	83,422		38	13,478
Receivable from related parties	52,651	17,313		6,241	—
Prepaid service fees	612	—		—	—
Other assets	50	34,301		—	—

Total Assets	$167,536,814	$247,702,914		$22,223,563	$25,650,403

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—	$672,511		$—	$—
Options written, at fair value	144,318	165,363		—	—
Pending owner additions	19,549	34,831		1,065	1,522
Owner redemptions payable	581,690	342,417		21,147	40,093
Incentive fees payable to Managing Owner	—	527,306		—	—
Management fees payable to Managing Owner	129,298	193,155		44,909	103,089
Interest payable to Managing Owner	256,653	330,341		36,306	42,764
Trading fees payable to Managing Owner	97,612	132,875		13,626	16,057
Service fees payable to Managing Owner	238,795	332,942		43,481	54,702
Payables to related parties	—	1,490		—	47,535
Other liabilities	5,512	—		—	—

Total Liabilities	1,473,427	2,733,231		160,534	305,762

CAPITAL
Managing Owner Units - Class 2	2,909,316	3,225,784		7,329	7,013
Managing Owner Units - Class 2a	141,911	153,884		—	—
Limited Owner Units - Class 1	108,082,752	143,906,872		19,323,354	22,266,758
Limited Owner Units - Class 2	37,337,239	48,233,784		2,732,346	3,070,870
Limited Owner Units - Class 2a	627,841	855,636		—	—
Limited Owner Units - Class 3a	2,597,739	3,776,790		—	—

Total Owners’ Capital	151,696,798	200,152,750		22,063,029	25,344,641

Non-Controlling Interests	14,366,589	44,816,933		—	—

Total Capital	166,063,387	244,969,683		22,063,029	25,344,641

Total Liabilities and Capital	$167,536,814	$247,702,914		$22,223,563	$25,650,403

Units Outstanding
Class 1	1,030,440	1,237,173		238,543	283,073
Class 2	294,764	344,894		26,334	30,918
Class 2a	6,712	8,117		N/A	N/A
Class 3a	22,725	30,469		N/A	N/A
Net Asset Value per Unit
Class 1	$104.89	$116.32		$81.01	$78.66
Class 1a	N/A	$104.32	(2)	N/A	N/A
Class 2	$136.54	$149.20		$104.04	$99.55
Class 2a	$114.69	$124.36		N/A	N/A
Class 3a	$114.31	$123.96		N/A	N/A

(1)	Formerly the Tiverton/Graham/Transtrend Series.
(2)	Class 1a operations ceased July 17, 2012 and all remaining Class 1a Units were exchanged for Class 3a Units.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Financial Condition

June 30, 2013 and December 31, 2012

	Winton Series		Frontier Heritage Series (1)
	6/30/2013 (Unaudited)	12/31/2012	6/30/2013 (Unaudited)	12/31/2012
ASSETS
Cash and cash equivalents	$620,384	$1,249,455	$282,124	$536,159
U.S. Treasury securities, at fair value	—	1,808,547	—	776,073
Custom time deposits	32,189,994	31,292,395	14,638,642	13,428,015
Investments in unconsolidated trading companies, at fair value	6,246,046	6,865,965	2,663,149	6,174,855
Interest receivable	73	25,350	33	10,878
Receivable from related parties	44,110	—	3,871	—
Other assets	—	—	—	—

Total Assets	$39,100,607	$41,241,712	$17,587,819	$20,925,980

LIABILITIES & CAPITAL
LIABILITIES
Pending owner additions	$13,532	$15,044	$3,012	$3,976
Owner redemptions payable	—	22,467	7,427	18,231
Management fees payable to Managing Owner	85,774	86,138	24,021	63,642
Interest payable to Managing Owner	64,591	69,369	29,482	35,011
Trading fees payable to Managing Owner	24,181	26,041	11,045	13,148
Service fees payable to Managing Owner	52,335	62,556	29,697	38,116
Payables to related parties	—	563	—	317
Other liabilities	—	—	—	—

Total Liabilities	240,413	282,178	104,684	172,441

CAPITAL
Managing Owner Units - Class 2	33,734	32,721	54,409	51,683
Limited Owner Units - Class 1	28,506,866	30,645,208	13,877,265	16,680,498
Limited Owner Units - Class 2	10,319,594	10,281,605	3,551,461	4,021,358

Total Owners’ Capital	38,860,194	40,959,534	17,483,135	20,753,539

Non-Controlling Interests	—	—	—	—

Total Capital	38,860,194	40,959,534	17,483,135	20,753,539

Total Liabilities and Capital	$39,100,607	$41,241,712	$17,587,819	$20,925,980

Units Outstanding
Class 1	214,647	234,414	141,485	176,419
Class 2	63,442	65,159	28,385	33,753

Net Asset Value per Unit
Class 1	$132.81	$130.73	$98.08	$94.55
Class 2	$163.19	$158.30	$127.04	$120.67

(1)	Formerly the Winton/Graham Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments (Unaudited)

June 30, 2013

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$32,718	0.07%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(53,846)	-0.12%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(137,611)	-0.31%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(86,861)	-0.20%
Crude Oil Settling 12/01/2013(Number of Contracts: 700)	—	0.00%	—	0.00%	1,173,747	2.64%
Natural Gas Settling 01/01/2014(Number of Contracts: 332)	—	0.00%	—	0.00%	(1,709,680)	-3.84%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	1,735	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	137,318	0.31%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	(17,753)	-0.04%
Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%	(4,760)	-0.01%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(346,307)	-0.78%
90 Day Euro Time Deposit Settling 12/01/2017(Number of Contracts: 772)	—	0.00%	—	0.00%	(1,660,091)	-3.73%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	(51,665)	-0.12%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	91	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	(2,750)	-0.01%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	103,506	0.23%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	(940)	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	88,446	0.20%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$(2,534,703)	-5.69%

OPTIONS PURCHASED *

Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$806,244	1.81%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	74,880	0.17%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	24,250	0.05%

Total Options Purchased	$—	0.00%	$—	0.00%	$905,374	2.03%

SHORT FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(21,937)	-0.05%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	10,986	0.02%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	172,676	0.39%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	890,863	2.00%
Crude Oil Settling 09/01/2013(Number of Contracts: -1968)	—	0.00%	—	0.00%	(3,607,599)	-8.10%
Natural Gas Settling 09/01/2013(Number of Contracts: -431)	—	0.00%	—	0.00%	861,116	1.93%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	(2,478)	-0.01%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	8,362	0.02%
Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%	(44)	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(10,550)	-0.02%
90 Day Euro Time Deposit Settling 12/01/2015(Number of Contracts: -972)	—	0.00%	—	0.00%	486,678	1.09%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	(192,604)	-0.43%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	992	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	(134)	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(146,225)	-0.33%
Sugar Settling 05/01/2014(Number of Contracts: -235)	—	0.00%	—	0.00%	490,298	1.10%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(18,288)	-0.04%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$(1,077,888)	-2.42%

CURRENCY FORWARDS *
Various currency forwards contracts	$—	0.00%	$—	0.00%	$—	0.00%

Total Currency Forwards	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Deficit	$—	0.00%	$—	0.00%	$(2,707,217)	-6.08%

OPTIONS WRITTEN *

Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(11,390)	-0.03%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(308,660)	-0.69%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%

Total Options Written	$—	0.00%	$—	0.00%	$(320,050)	-0.72%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments (Unaudited)

June 30, 2013

	Balanced Series		Frontier Select Series (1)
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *

Various base metals futures contracts (Europe)	$(781,511)	-0.47%	$—	0.00%
Various base metals futures contracts (U.S.)	100	0.00%	—	0.00%
Various currency futures contracts (U.S.)	(330,835)	-0.20%	—	0.00%
Various energy futures contracts (U.S.)	(28,509)	-0.02%	—	0.00%
Various interest rates futures contracts (Canada)	(4,871)	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(37,496)	-0.02%	—	0.00%
Various interest rates futures contracts (Far East)	18,499	0.01%	—	0.00%
Various interest rates futures contracts (Oceanic)	2,512	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(163,233)	-0.10%	—	0.00%
Various precious metal futures contracts (U.S.)	15,181	0.01%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	17,034	0.01%	—	0.00%
Various soft futures contracts (Far East)	(45,983)	-0.03%	—	0.00%
Various soft futures contracts (U.S.)	(317,552)	-0.19%	—	0.00%
Various stock index futures contracts (Canada)	(1,084)	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(1,288)	0.00%	—	0.00%
Various stock index futures contracts (Far East)	6,936	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	754	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(272,667)	-0.16%	—	0.00%

Total Long Futures Contracts	$(1,924,013)	-1.16%	$—	0.00%

OPTIONS PURCHASED *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	663,779	0.40%	—	0.00%

Total Options Purchased	$663,779	0.40%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$778,735	0.47%	$—	0.00%
Various base metals futures contracts (U.S.)	4,187	0.00%	—	0.00%
Various currency futures contracts (U.S.)	276,157	0.17%	—	0.00%
Various energy futures contracts (U.S.)	19,426	0.01%	—	0.00%
Various interest rates futures contracts (Canada)	67,054	0.04%	—	0.00%
Various interest rates futures contracts (Europe)	(16,678)	-0.01%	—	0.00%
Various interest rates futures contracts (Far East)	(16,040)	-0.01%	—	0.00%
Various interest rates futures contracts (Oceanic)	(61,114)	-0.04%	—	0.00%
Various interest rates futures contracts (U.S.)	82,659	0.05%	—	0.00%
Various precious metal futures contracts (U.S.)	99,771	0.06%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	76,996	0.05%	—	0.00%
Various soft futures contracts (U.S.)	678,385	0.41%	—	0.00%
Various stock index futures contracts (Europe)	7,243	0.00%	—	0.00%
Various stock index futures contracts (Far East)	(217,269)	-0.13%	—	0.00%
Various stock index futures contracts (U.S.)	(82,400)	-0.05%	—	0.00%

Total Short Futures Contracts	$1,697,112	1.02%	$—	0.00%

CURRENCY FORWARDS *
Various currency forwards contracts	$—	0.00%	$—	0.00%

Total Currency Forwards	$—	0.00%	$—	0.00%

Total Open Trade Equity	$436,878	0.26%	$—	0.00%

OPTIONS WRITTEN *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(144,318)	-0.09%	—	0.00%

Total Options Written	$(144,318)	-0.09%	$—	0.00%

Swaps (2)
Frontier Balanced RCW-1 Swap (U.S.)	$16,806,761	10.12%	$—	0.00%

Total Swaps	$16,806,761	10.12%	$—	0.00%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Formerly the Tiverton/Graham/Transtrend Series.
(2)	See Note 4 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments (Unaudited)

June 30, 2013

	Winton Series		Frontier Heritage Series (1)
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%
Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various stock index futures contracts (Africa)	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$—	0.00%

OPTIONS PURCHASED *
Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%

Total Options Purchased	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various stock index futures contracts (Africa)	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *
Various currency forward contracts	$—	0.00%	$—	0.00%

Total Currency Forwards	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$—	0.00%	$—	0.00%

OPTIONS WRITTEN *
Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%

Total Options Written	$—	0.00%	$—	0.00%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Formerly the Winton/Graham Series.

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

The Series of the Frontier Fund

Condensed Schedules of Investments

December 31, 2012

	Balanced Series		Frontier Select Series (2)
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$7,365	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	1,079,576	0.44%	—	0.00%
Various currency futures contracts (U.S.)	(2,013,943)	-0.82%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	618,362	0.25%	—	0.00%
Brent Curde Oil Settling 2/1/2013 (Number of Contracts: 735)	2,850,050	1.16%	—	0.00%
Various interest rates futures contracts (U.S.)	(285,562)	-0.12%	—	0.00%
Various interest rates futures contracts (Canada)	(62,247)	-0.03%	—	0.00%
Various interest rates futures contracts (Europe)	1,247,403	0.51%	—	0.00%
Various interest rates futures contracts (Far East)	(146,326)	-0.06%	—	0.00%
Various interest rates futures contracts (Oceanic)	298,712	0.12%	—	0.00%
Various precious metals futures contracts (U.S.)	76,885	0.03%	—	0.00%
Various soft futures contracts (U.S.)	(888,222)	-0.36%	—	0.00%
Various soft futures contracts (Europe)	(131,803)	-0.05%	—	0.00%
Various stock index futures contracts (U.S.)	(494,955)	-0.20%	—	0.00%
Various stock index futures contracts (Canada)	246,124	0.10%	—	0.00%
Various stock index futures contracts (Europe)	(1,219,796)	-0.50%	—	0.00%
Various stock index futures contracts (Africa)	82,200	0.03%	—	0.00%
Various stock index futures contracts (Oceanic)	132,147	0.05%	—	0.00%
Various stock index futures contracts (Far East)	1,111,191	0.45%	—	0.00%

Total Long Futures Contracts	$2,507,161	1.00%	$—	0.00%

OPTIONS PURCHASED *

Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	439,170	0.18%	—	0.00%

Total Options Purchased	$439,170	0.18%	$—	0.00%

SHORT FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$(57,925)	-0.02%	$—	0.00%
Various base metals futures contracts (Europe)	(3,453,452)	-1.41%	—	0.00%
Various currency futures contracts (US)	1,732,960	0.71%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(2,108,322)	-0.86%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(356,406)	-0.15%	—	0.00%
Various interest rates futures contracts (Canada)	79,806	0.03%	—	0.00%
Various interest rates futures contracts (Europe)	9,865	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	172,781	0.07%	—	0.00%
Various interest rates futures contracts (Oceanic)	(1,482)	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	8,095	0.00%	—	0.00%
Various soft futures contracts (U.S.)	1,114,717	0.46%	—	0.00%
Various soft futures contracts (Europe)	124,047	0.05%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(341,725)	-0.14%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	86,851	0.04%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	(628,652)	-0.26%	—	0.00%

Total Short Futures Contracts	$(3,618,842)	-1.95%	$—	0.00%

CURRENCY FORWARDS *	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$(672,511)	-0.27%	$—	0.00%

OPTIONS WRITTEN *

Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%
Various base metals futures contracts (U.S)	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(165,363)	-0.07%	—	0.00%

Total Options Written	$(165,363)	-0.07%	$—	0.00%

Swaps (3)

Frontier Select CTA TRS Deutsche Bank Swap (U.S.)	$4,503,745	1.84%	$—	0.00%
Frontier Balanced RCW-1 Swap (U.S.)	17,785,733	7.26%	—	0.00%

Total Swaps	$22,289,478	9.10%	$—	0.00%

U.S. TREASURY SECURITIES

	Fair Value		Fair Value
US Treasury Note 4.000% due 02/15/2015 (1)	$5,951,633	2.97%	$961,568	3.79%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
US Treasury Note 4.000% due 02/15/2015 (1)	$5,521,388		$892,056

	Cost		Cost
US Treasury Note 4.000% due 02/15/2015 (1)	$5,719,381		$924,044

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(2)	Formerly the Tiverton/Graham/Tiverton Series.
(3)	See Note 4 to the Financial Statements.

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

The Series of the Frontier Fund

Statements of Operations

For the Three Months Ended June 30, 2013 and 2012

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	(Unaudited)		(Unaudited)		(Unaudited)
	6/30/2013	6/30/2012	6/30/2013	6/30/2012	6/30/2013		6/30/2012
Investment income:
Interest - net	$462,159	$545,961	$224,184	$261,367	$288,183		$348,055

Total Income	462,159	545,961	224,184	261,367	288,183		348,055

Expenses:
Incentive Fees	—	1,616,858	—	84,508	—		397,085
Management Fees	387,812	485,272	330,187	352,534	590,929		866,092
Service Fees - Class 1	290,900	372,751	176,471	189,579	88,071		115,189
Trading Fees	614,290	749,188	288,777	319,341	190,367		257,297

Total Expenses	1,293,002	3,224,069	795,435	945,962	869,367		1,635,663

Investment income/(loss) - net	(830,843)	(2,678,108)	(571,251)	(684,595)	(581,184)		(1,287,608)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(141,927)	—	—	2,146,959	1,784,593		35,577,284
Net change in open trade equity/(deficit)	141,927	—	—	(522,901)	(4,849,262)		(35,876,321)
Net realized gain/(loss) on U.S. Treasury securities	—	101,433	—	49,269	—		63,612
Net unrealized gain/(loss) on U.S. Treasury securities	—	(133,952)	—	(65,064)	—		(84,007)
Trading commissions	(1,091)	—	—	(41,493)	(410,672)		(475,122)
Change in fair value of investments in unconsolidated trading companies	(7,088,208)	6,132,808	(2,575,152)	303,890	(128,404)		(143,488)

Net gain/(loss) on investments	(7,089,299)	6,100,289	(2,575,152)	1,870,660	(3,603,745)		(938,042)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(7,920,142)	3,422,181	(3,146,403)	1,186,065	(4,184,929)		(2,225,650)

Less: Operations attributable to non-controlling interests	—	—	—	556,867	(855,727)		702,246

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(7,920,142)	$3,422,181	$(3,146,403)	$629,198	$(3,329,202)		$(2,927,896)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(7.66)	$2.37	$(6.90)	$1.09	N/A		$(6.14	)(1)
Class 1a	N/A	N/A	N/A	N/A	$(8.07)		$(5.29)
Class 2	$(7.79)	$2.95	$(6.89)	$1.63	$(10.65)		$(6.68)
Class 2a	N/A	N/A	N/A	N/A	$(8.15)		$(5.03)
Class 3	N/A	N/A	N/A	N/A	$(10.65)		$(6.69)
Class 3a	N/A	N/A	N/A	N/A	$(2.45	)(2)	N/A

(1)	Class 1 operations ceased July 18, 2012 and all remaining Class 1 Units were exchanged for Class 3 Units.
(2)	Class 3a operations began June 17, 2013.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Operations

For the Three Months Ended June 30, 2013 and 2012

	Balanced Series			Frontier Select Series (1)
	(Unaudited)			(Unaudited)
	6/30/2013		6/30/2012	6/30/2013	6/30/2012
Investment income:
Interest - net	$75,270		$35,188	$87,463	$65,518

Total Income/(loss)	75,270		35,188	87,463	65,518

Expenses:
Incentive Fees	397,624		3,107,181	—	58,853
Management Fees	421,392		650,186	138,094	357,444
Service Fees - Class 1	924,919		1,264,776	152,793	218,705
Trading Fees	327,556		452,743	43,541	61,958

Total Expenses	2,071,491		5,474,886	334,428	696,960

Investment (loss) - net	(1,996,221)		(5,439,698)	(246,965)	(631,442)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	4,835,504		17,730,726	—	—
Net change in open trade equity/(deficit)	(879,019)		4,894,639	—	—
Net realized gain/(loss) on swap contracts	(1,908,743)		—	—	—
Net unrealized gain/(loss) on swap contracts	1,230,360		682,682	—	—
Net realized gain/(loss) on U.S. Treasury securities	—		165,998	—	33,684
Net unrealized gain/(loss) on U.S. Treasury securities	—		(219,217)	—	(44,566)
Trading commissions	(477,420)		(1,468,701)	—	—
Change in fair value of investments in unconsolidated trading companies	(11,743,384)		(1,698,555)	31,845	(637,185)

Net gain/(loss) on investments	(8,942,702)		20,087,572	31,845	(648,067)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(10,938,923)		14,647,874	(215,120)	(1,279,509)

Less: Operations attributable to non-controlling interests	2,191,011		7,272,062	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(13,129,934)		$7,375,812	$(215,120)	$(1,279,509)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(9.31)		$3.53	$(0.85)	$(3.34)
Class 1a	N/A	(2)	$4.26	N/A	N/A
Class 2	$(11.01)		$5.57	$(0.31)	$(3.88)
Class 2a	$(8.77)		$5.15	N/A	N/A
Class 3a	$(8.74	)(2)	$4.69	N/A	N/A

(1)	Formerly known as the Tiverton/Graham/Transtrend Series.
(2)	Class 1a operations ceased July 17, 2012 and all remaining Class 1a Units were exchanged for Class 3a Units.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Operations

For the Three Months Ended June 30, 2013 and 2012

	Winton Series		Frontier Heritage Series (1)
	(Unaudited)		(Unaudited)
	6/30/2013	6/30/2012	6/30/2013	6/30/2012
Investment income:
Interest - net	$94,585	$132,557	$35,758	$32,021

Total Income	94,585	132,557	35,758	32,021

Expenses:
Management Fees	268,121	259,761	75,144	290,031
Service Fees - Class 1	226,897	266,262	116,307	159,136
Trading Fees	76,915	87,171	36,145	48,908

Total Expenses	571,933	613,194	227,596	498,075

Investment (loss) - net	(477,348)	(480,637)	(191,838)	(466,054)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on U.S. Treasury securities	—	52,823	—	23,284
Net unrealized gain/(loss) on U.S. Treasury securities	—	(69,758)	—	(30,749)
Change in fair value of investments in unconsolidated trading companies	(529,952)	(1,582,723)	(414,134)	(1,638,888)

Net gain/(loss) on investments	(529,952)	(1,599,658)	(414,134)	(1,646,353)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,007,300)	(2,080,295)	(605,972)	(2,112,407)

Less: Operations attributable to non-controlling interests	—	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,007,300)	$(2,080,295)	$(605,972)	$(2,112,407)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(3.72)	$(6.28)	$(3.55)	$(8.32)
Class 2	$(3.33)	$(6.23)	$(3.61)	$(9.45)

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Operations

For the Six Months Ended June 30, 2013 and 2012

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	(Unaudited)		(Unaudited)		(Unaudited)
	6/30/2013	6/30/2012	6/30/2013	6/30/2012	6/30/2013		6/30/2012
Investment income:
Interest - net	$938,684	$1,143,240	$455,372	$529,226	$585,282		$711,631

Total Income	938,684	1,143,240	455,372	529,226	585,282		711,631

Expenses:
Incentive Fees	184,498	1,622,616	—	84,508	—		474,155
Management Fees	798,238	1,001,476	654,910	705,144	1,229,182		1,730,283
Service Fees - Class 1	596,303	764,517	351,815	376,906	184,174		240,025
Trading Fees	1,250,812	1,522,885	581,403	636,911	402,099		511,670

Total Expenses	2,829,851	4,911,494	1,588,128	1,803,469	1,815,455		2,956,133

Investment income/(loss) - net	(1,891,167)	(3,768,254)	(1,132,756)	(1,274,243)	(1,230,173)		(2,244,502)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	734,081	—	—	3,438,153	(130,988)		1,862,384
Net change in open trade equity/(deficit)	(566,777)	—	—	(848,382)	(3,390,670)		(6,274,138)
Net realized gain/(loss) on swap contracts	—	(106,862)	—	(55,669)	—		(58,693)
Net unrealized gain/(loss) on swap contracts	—	(23,719)	—	(2,775)	—		(20,529)
Net realized gain/(loss) on U.S. Treasury securities	221,284	176,189	107,483	84,120	138,776		110,579
Net unrealized gain/(loss) on U.S. Treasury securities	(236,981)	(344,875)	(115,107)	(161,783)	(148,620)		(212,182)
Trading commissions	(5,416)	—	—	(72,157)	(784,182)		(898,855)
Change in fair value of investments in unconsolidated trading companies	(7,348,507)	2,154,374	(1,684,494)	494,168	(659,517)		(1,178,743)

Net gain/(loss) on investments	(7,202,316)	1,855,107	(1,692,118)	2,875,675	(4,975,201)		(6,670,177)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(9,093,483)	(1,913,147)	(2,824,874)	1,601,432	(6,205,374)		(8,914,679)

Less: Operations attributable to non-controlling interests	—	—	—	527,388	(2,681,444)		(5,453,840)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(9,093,483)	$(1,913,147)	$(2,824,874)	$1,074,044	$(3,523,930)		$(3,460,839)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(8.85)	$(1.80)	$(6.37)	$1.79	N/A		$(8.06	)(1)
Class 1a	N/A	N/A	N/A	N/A	$(8.68)		$(6.45)
Class 2	$(8.63)	$(0.97)	$(5.90)	$2.82	$(11.19)		$(7.77)
Class 2a	N/A	N/A	N/A	N/A	$(8.31)		$(5.69)
Class 3	N/A	N/A	N/A	N/A	$(11.20)		$(7.78)
Class 3a	N/A	N/A	N/A	N/A	$(2.45	)(2)	N/A

(1)	Class 1 operations ceased July 18, 2012 and all remaining Class 1 Units were exchanged for Class 3 Units.
(2)	Class 3a operations began June 17, 2013.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Operations

For the Six Months Ended June 30, 2013 and 2012

	Balanced Series			Frontier Select Series (1)
	(Unaudited)			(Unaudited)
	6/30/2013		6/30/2012	6/30/2013	6/30/2012
Investment income:
Interest - net	$122,551		$186,736	$178,057	$83,962

Total Income	122,551		186,736	178,057	83,962

Expenses:
Incentive Fees	657,063		3,285,306	—	58,853
Management Fees	916,029		1,339,664	347,293	630,430
Service Fees - Class 1	1,916,467		2,605,664	310,652	473,019
Trading Fees	673,471		930,270	88,324	132,847

Total Expenses	4,163,030		8,160,904	746,269	1,295,149

Investment (loss) - net	(4,040,479)		(7,974,168)	(568,212)	(1,211,187)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(2,875,164)		14,305,074	—	—
Net change in open trade equity/(deficit)	1,200,003		2,536,358	—	—
Net realized gain/(loss) on swap contracts	(1,908,743)		(175,294)	—	(34,232)
Net unrealized gain/(loss) on swap contracts	772,617		1,331,127	—	(2,448)
Net realized gain/(loss) on U.S. Treasury securities	362,137		290,166	78,233	59,410
Net unrealized gain/(loss) on U.S. Treasury securities	(387,826)		(573,994)	(83,782)	(107,356)
Trading commissions	(1,146,861)		(2,676,067)	—	—
Change in fair value of investments in unconsolidated trading companies	(8,931,059)		(5,687,507)	1,360,285	(445,682)
Net realized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—		—	—	(2,172,987)
Net unrealized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—		—	—	2,084,880

Net gain/(loss) on investments	(12,914,896)		9,349,863	1,354,736	(618,415)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(16,955,375)		1,375,695	786,524	(1,829,602)

Less: Operations attributable to non-controlling interests	(613,022)		4,229,152	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(16,342,353)		$(2,853,457)	$786,524	$(1,829,602)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(11.43)		$(1.85)	$2.35	$(4.73)
Class 1a	N/A	(2)	$(0.32)	N/A	N/A
Class 2	$(12.66)		$(0.01)	$4.49	$(4.80)
Class 2a	$(9.67)		$0.64	N/A	N/A
Class 3a	$(9.65	)(2)	$0.18	N/A	N/A

(1)	Formerly known as the Tiverton/Graham/Transtrend Series.
(2)	Class 1a operations ceased July 17, 2012 and all remaining Class 1a Units were exchanged for Class 3a Units.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Operations

For the Six Months Ended June 30, 2013 and 2012

	Winton Series		Frontier Heritage Series (1)
	(Unaudited)		(Unaudited)
	6/30/2013	6/30/2012	6/30/2013	6/30/2012
Investment income:
Interest - net	$204,611	$258,693	$72,996	$53,990

Total Income	204,611	258,693	72,996	53,990

Expenses:
Management Fees	520,375	527,370	214,205	588,344
Service Fees - Class 1	449,703	548,690	236,146	338,208
Trading Fees	151,657	178,594	73,328	103,966

Total Expenses	1,121,735	1,254,654	523,679	1,030,518

Investment (loss) - net	(917,124)	(995,961)	(450,683)	(976,528)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on swap contracts	—	(57,781)	—	(30,602)
Net unrealized gain/(loss) on swap contracts	—	(7,291)	—	943
Net realized gain/(loss) on U.S. Treasury securities	115,236	90,903	50,795	40,172
Net unrealized gain/(loss) on U.S. Treasury securities	(123,411)	(174,630)	(54,398)	(77,637)
Change in fair value of investments in unconsolidated trading companies	1,789,423	(1,948,477)	1,349,322	(1,094,706)

Net gain/(loss) on investments	1,781,248	(2,097,276)	1,345,719	(1,161,830)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	864,124	(3,093,237)	895,036	(2,138,358)

Less: Operations attributable to non-controlling interests	—	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$864,124	$(3,093,237)	$895,036	$(2,138,358)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$2.08	$(9.41)	$3.53	$(8.68)
Class 2	$4.89	$(8.70)	$6.37	$(8.92)

(1)	Formerly the Winton/Graham Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2013

(Unaudited)

	Frontier Diversified Series					Frontier Masters Series
	Class 1	Class 1	Class 2	Class 2		Class 1	Class 1	Class 2	Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2012	$25,959	$58,973,977	$1,436,973	$54,744,663	$115,181,572	$27,804	$34,575,695	$605,508	$16,277,151	$51,486,158

Sale of Units	—	1,276,358	—	1,277,401	2,553,759	—	1,650,028	—	482,083	2,132,111
Redemption of Units	—	(10,253,451)	—	(8,618,264)	(18,871,715)	—	(3,488,791)	—	(2,912,736)	(6,401,527)
Net increase/(decrease) in Owners’ Capital resulting from operations	(2,432)	(4,781,961)	(123,443)	(4,185,647)	(9,093,483)	(1,749)	(2,042,164)	(33,210)	(747,751)	(2,824,874)

Owners’ Capital, June 30, 2013	$23,527	$45,214,923	$1,313,530	$43,218,153	$89,770,133	$26,055	$30,694,768	$572,298	$13,098,747	$44,391,868

Owners’ Capital - Units, December 31, 2012	275	624,740	14,301	544,826		275	341,974	5,627	151,262

Sale of Units	—	13,875	—	12,830		—	16,271	—	4,499
Redemption of Units	—	(110,100)	—	(87,122)		—	(34,270)	—	(26,972)

Owners’ Capital - Units, June 30, 2013	275	528,515	14,301	470,534		275	323,975	5,627	128,789

		(1)		(1)			(1)		(1)
Net asset value per unit at December 31, 2012		$94.40		$100.48			$101.11		$107.61
Change in net asset value per unit for the period ended June 30, 2013		(8.85)		(8.63)			(6.37)		(5.90)

Net asset value per unit at June 30, 2013		$85.55		$91.85			$94.74		$101.71

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2013

(Unaudited)

	Frontier Long/Short Commodity Series
	Class 2		Class 3	Class 1a	Class 1a	Class 2a	Class 2a	Class 3a (2)
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2012	$449,011	$6,449,774	$19,761,047	$12,732	$18,970,806	$256,560	$10,625,551	$—	$—	$4,826,683	$61,352,164

Sale of Units	—	—	—	—	639,187	—	226,400	11,990	23,178	—	900,755
Redemption of Units	—	(1,741,073)	(5,482,870)	(11,990)	(3,345,312)	—	(2,935,637)	—	—	—	(13,516,882)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	3,006,720	3,006,720
Contributions to Trading Companies	—	—	—	—	—	—	—	—	—	533,749	533,749
Distributions to Trading Companies	—	—	—	—	—	—	—	—	—	(1,554,700)	(1,554,700)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	(2,681,444)	(2,681,444)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(34,495)	(372,786)	(1,119,119)	(742)	(1,323,082)	(18,477)	(654,440)	(269)	(520)	—	(3,523,930)

Owners’ Capital, June 30, 2013	$414,516	$4,335,915	$13,159,058	$—	$14,941,599	$238,083	$7,261,874	$11,721	$22,658	$4,131,008	$44,516,432

Owners’ Capital - Units, December 31, 2012	3,083	44,284	135,642	117	174,713	2,222	92,035	—	—

Sale of Units	—	—	—	—	5,950	—	1,974	109	212
Redemption of Units	—	(12,036)	(37,800)	(117)	(31,100)	—	(26,228)	—	—

Owners’ Capital - Units, June 30, 2013	3,083	32,248	97,842	—	149,563	2,222	67,781	109	212

		(1)			(1)		(1)		(1)
Net asset value per unit at December 31, 2012		$145.65	$145.69		$108.58		$115.45		$109.60
Change in net asset value per unit for the period ended June 30, 2013		(11.19)	(11.20)		(8.68)		(8.31)		(2.45)

Net asset value per unit at June 30, 2013		$134.46	$134.49		$99.90		$107.14		$107.15

(1)	Values are for both the Managing Owner and Limited Owners.
(2)	Class 1a operations ceased July 17, 2012 and all remaining Class 1a Units were exchanged for Class 3a Units.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2013

(Unaudited)

	Balanced Series
	Class 1	Class 2		Class 2a		Class 3a
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2012	$143,906,872	$3,225,784	$48,233,784	$153,884	$855,636	$3,776,790	$44,816,933	$244,969,683

Sale of Units	168,617	—	7,692	—	—	—	—	176,309
Redemption of Units	(23,762,099)	(47,933)	(7,353,211)	—	(172,020)	(954,645)	—	(32,289,908)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	(32,918,537)	(32,918,537)
Contributions to Trading Companies	—	—	—	—	—	—	28,003,136	28,003,136
Distributions to Trading Companies	—	—	—	—	—	—	(24,921,921)	(24,921,921)
Operations attributable to non-controlling interests	—	—	—	—	—	—	(613,022)	(613,022)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(12,230,638)	(268,535)	(3,551,026)	(11,973)	(55,775)	(224,406)	—	(16,342,353)

Owners’ Capital, June 30, 2013	$108,082,752	$2,909,316	$37,337,239	$141,911	$627,841	$2,597,739	$14,366,589	$166,063,387

Owners’ Capital - Units, December 31, 2012	1,237,173	21,620	323,274	1,237	6,880	30,469

Sale of Units	1,466	—	51	—	—	—
Redemption of Units	(208,199)	(312)	(49,869)	—	(1,405)	(7,744)

Owners’ Capital - Units, June 30, 2013	1,030,440	21,308	273,456	1,237	5,475	22,725

			(1)		(1)
Net asset value per unit at December 31, 2012	$116.32		$149.20		$124.36	$123.96
Change in net asset value per unit for the period ended June 30, 2013	(11.43)		(12.66)		(9.67)	(9.65)

Net asset value per unit at June 30, 2013	$104.89		$136.54		$114.69	$114.31

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2013

(Unaudited)

	Frontier Select Series (2)				Winton Series				Frontier Heritage Series (3)
	Class 1	Class 2			Class 1	Class 2			Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2012	$22,266,758	$7,013	$3,070,870	$25,344,641	$30,645,208	$32,721	$10,281,605	$40,959,534	$16,680,498	$51,683	$4,021,358	$20,753,539

Sale of Units	8,725	—	—	8,725	91,099	—	—	91,099	23,085	—	—	23,085
Redemption of Units	(3,608,609)	—	(468,252)	(4,076,861)	(2,768,291)	—	(286,272)	(3,054,563)	(3,512,281)	—	(676,244)	(4,188,525)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	656,480	316	129,728	786,524	538,850	1,013	324,261	864,124	685,963	2,726	206,347	895,036

Owners’ Capital, June 30, 2013	$19,323,354	$7,329	$2,732,346	$22,063,029	$28,506,866	$33,734	$10,319,594	$38,860,194	$13,877,265	$54,409	$3,551,461	$17,483,135

Owners’ Capital - Units, December 31, 2012	283,073	70	30,848		234,414	207	64,952		176,419	428	33,325

Sale of Units	108	—	—		667	—	—		230	—	—
Redemption of Units	(44,638)	—	(4,584)		(20,434)	—	(1,717)		(35,164)	—	(5,368)

Owners’ Capital - Units, June 30, 2013	238,543	70	26,264		214,647	207	63,235		141,485	428	27,957

			(1)				(1)				(1)
Net asset value per unit at December 31, 2012	$78.66		$99.55		$130.73		$158.30		$94.55		$120.67
Change in net asset value per unit for the period ended June 30, 2013	2.35		4.49		2.08		4.89		3.53		6.37

Net asset value per unit at June 30, 2013	$81.01		$104.04		$132.81		$163.19		$98.08		$127.04

(1)	Values are for both the Managing Owner and Limited Owners.
(2)	Formerly the Tiverton/Graham/Transtrend Series.
(3)	Formerly the Winton/Graham Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	6/30/2013	6/30/2012	6/30/2013	6/30/2012	6/30/2013	6/30/2012
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(9,093,483)	$(1,913,147)	$(2,824,874)	$1,601,432	$(6,205,374)	$(8,914,679)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity/(deficit), at fair value	—	—	—	848,376	1,887,682	5,691,998
Net change in options written, at fair value	—	—	—	—	(608,640)	662,500
Net change in ownership allocation of U.S. Treasury securities	154,070	48,344	416,252	(880,732)	68,797	(460,331)
Net change in ownership allocation of custom time deposits	5,520,176	19,132	2,921,097	(5,206,281)	4,202,673	671,254
Net change in ownership allocation of credit default swaps	—	423	—	(1,219)	—	(4,324)
Net realized (gain) on swap contracts	—	106,862	—	55,669	—	58,693
Net unrealized (gain)/loss on swap contracts	—	23,719	—	2,775	—	20,529
Net unrealized (gain)/loss on U.S. Treasury securities	236,981	344,875	115,107	161,783	148,620	212,182
Net realized (gain)/loss on U.S. Treasury securities	(221,284)	(176,189)	(107,483)	(84,120)	(138,776)	(110,579)
(Purchases) sales of:
Sales of custom time deposits	8,797,756	4,380,919	4,273,276	2,418,141	5,517,416	2,122,345
Sales of U.S. Treasury securities	3,683,233	7,795,181	1,789,033	3,735,419	2,309,899	4,973,010
Increase and/or decrease in:
Receivable from futures commission merchants	—	—	—	(2,220,779)	628,467	(10,742,946)
Change in control of ownership - trading companies	—	—	—	—	3,006,720	7,337,360
Contributions to trading companies	—	—	—	2,506,321	533,749	23,164,665
Distributions from trading companies	—	—	—	(565,724)	(1,554,700)	(23,882,978)
Investments in unconsolidated trading companies, at fair value	5,318,764	(4,962,592)	(3,220,007)	(3,098,220)	1,827,906	(313,371)
Prepaid service fees - Class 1	12,606	115,319	30,503	9,517	23,352	39,084
Interest receivable	53,887	110,603	30,947	40,458	33,408	63,698
Receivable from related parties	92,070	(2,076)	24,572	(504)	(17,784)	3,574
Other assets	—	(6,068)	—	(3,007)	—	(4,285)
Incentive fees payable to Managing Owner	(189,903)	1,095,141	—	84,508	—	270,321
Management fees payable to Managing Owner	(28,598)	(37,660)	(14,008)	(3,230)	(88,311)	(13,722)
Interest payable to Managing Owner	(5,520)	(9,942)	(2,371)	(2,229)	(3,521)	(2,490)
Trading fees payable to Managing Owner	(35,491)	(15,190)	(13,931)	5,289	(21,606)	919
Service fees payable to Managing Owner	(16,950)	11,525	(4,734)	6,823	(700)	(3,191)
Payables to related parties	(19,435)	—	23,502	550	(34,037)	20,733
Other liabilities	—	18,897	—	22,590	514	1,201

Net cash provided by (used in) operating activities	14,258,879	6,948,076	3,436,881	(566,394)	11,515,754	861,170

Cash Flows from Financing Activities:
Proceeds from sale of units	2,553,759	7,784,912	2,132,111	4,251,958	900,755	8,997,501
Payment for redemption of units	(18,871,715)	(14,799,497)	(6,401,527)	(3,588,943)	(13,516,882)	(10,211,491)
Pending owner additions	(21,292)	(203,104)	(14,157)	39,147	(62,537)	15,207
Owner redemptions payable	411,392	(87,586)	(96,698)	(4,996)	61,919	(52,668)

Net cash provided by (used in) financing activities	(15,927,856)	(7,305,275)	(4,380,271)	697,166	(12,616,745)	(1,251,451)

Net increase (decrease) in cash and cash equivalents	(1,668,977)	(357,199)	(943,390)	130,772	(1,100,991)	(390,281)
Cash and cash equivalents, beginning of period	2,681,889	4,976,749	1,542,661	2,234,716	1,710,151	3,045,849

Cash and cash equivalents, end of period	$1,012,912	$4,619,550	$599,271	$2,365,488	$609,160	$2,655,568

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Balanced Series		Frontier Select Series (1)
	6/30/2013	6/30/2012	6/30/2013	6/30/2012
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(16,955,375)	$1,375,695	$786,524	$(1,829,602)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	(1,109,389)	(5,212,272)	—	—
Net change in options written, at fair value	(21,045)	982,158	—	—
Net change in ownership allocation of U.S. Treasury securities	(101,758)	2,126,630	(346,146)	(894,064)
Net change in custom time deposits	(2,039,513)	6,414,370	(3,267,434)	(2,986,681)
Net change in ownership allocation of credit default swaps	—	9,783	—	(2,283)
Net change in ownership allocation of total return swaps	5,334	—	—	—
Net unrealized (gain)/loss on swap contracts	(772,617)	(1,331,127)	—	2,448
Net realized (gain)/loss on swap contracts	1,908,743	175,294	—	34,232
Net unrealized (gain)/loss on U.S. Treasury securities	387,826	573,994	83,782	107,356
Net realized (gain)/loss on U.S. Treasury securities	(362,137)	(290,166)	(78,233)	(59,410)
Net realized (gain)/loss on investment in Berkeley Quantitative Colorado Fund LLC	—	—	—	2,172,987
Net unrealized (gain)/loss on investment in Berkeley Quantitative Colorado Fund LLC	—	—	—	(2,084,880)
(Purchases) sales of:
Sales of swap contracts	4,341,257	10,362	—	—
Sales of custom time deposits	14,397,746	8,877,976	3,110,347	2,014,489
Sales of U.S. Treasury securities	6,027,702	12,612,900	1,302,165	2,693,512
Sale (purchase) of Berkeley Quantitative Colorado Fund LLC	—	—	—	6,182,737
Increase and/or decrease in:
Receivable from futures commission merchants	70,024,284	(9,836,454)	—	—
Change in control of ownership - trading companies	(32,918,537)	(4,147,463)	—	—
Investments in unconsolidated trading companies, at fair value	(15,660,783)	632,986	2,274,525	(266,021)
Contributions to trading companies	28,003,136	80,675,516	—	—
Distributions from trading companies	(24,921,921)	(72,990,346)	—	—
Prepaid service fees - Class 1	(612)	—	—	—
Interest receivable	83,217	207,419	13,440	25,492
Receivable from related parties	(35,338)	(46,426)	(6,241)	(10,598)
Other assets	34,251	(19,591)	—	(13,981)
Incentive fees payable to Managing Owner	(527,306)	1,912,622	—	58,853
Management fees payable to Managing Owner	(63,857)	(54,547)	(58,180)	11,931
Interest payable to Managing Owner	(73,688)	(59,149)	(6,458)	(13,707)
Trading fees payable to Managing Owner	(35,263)	(30,870)	(2,431)	(15,451)
Service fees payable to Managing Owner	(94,147)	(56,704)	(11,221)	(15,605)
Payables to related parties	(1,490)	(1,512)	(47,535)	111
Other liabilities	5,512	6,002	—	943

Net cash provided by (used in) operating activities	29,524,232	22,517,080	3,746,904	5,112,808

Cash Flows from Financing Activities:
Proceeds from sale of units	176,309	2,256,421	8,725	18,031
Payment for redemption of units	(32,289,908)	(27,279,525)	(4,076,861)	(4,991,423)
Pending owner additions	(15,282)	(4,332)	(457)	(713)
Owner redemptions payable	239,273	339,456	(18,946)	(150,091)

Net cash provided by (used in) financing activities	(31,889,608)	(24,687,980)	(4,087,539)	(5,124,196)

Net increase (decrease) in cash and cash equivalents	(2,365,376)	(2,170,900)	(340,635)	(11,388)
Cash and cash equivalents, beginning of period	4,111,855	9,758,138	664,310	1,352,378

Cash and cash equivalents, end of period	$1,746,479	$7,587,238	$323,675	$1,340,990

(1)	Formerly the Tiverton/Graham/Transtrend Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Winton Series		Frontier Heritage Series (1)
	6/30/2013	6/30/2012	6/30/2013	6/30/2012
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$864,124	$(3,093,237)	$895,036	$(2,138,358)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	—	—	—	—
Net change in ownership allocation of U.S. Treasury securities	(117,717)	(342,280)	(73,002)	337,466
Net change in custom time deposits	(5,479,138)	266,609	(3,230,118)	1,223,716
Net change in ownership allocation of credit default swaps	—	(3,184)	—	722
Net unrealized (gain)/loss on swap contracts	—	7,291	—	(943)
Net realized (gain)/loss on swap contracts	—	57,781	—	30,602
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	123,411	174,630	54,398	77,637
Net realized (gain) loss on U.S. Treasury securities, at fair value	(115,236)	(90,903)	(50,795)	(40,172)
(Purchases) sale of:
Sales of custom time deposits	4,581,539	2,095,034	2,019,491	2,476,747
Sales of U.S. Treasury Securities, at fair value	1,918,089	4,077,744	845,472	1,806,127
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	619,919	(1,009,532)	3,511,706	266,141
Interest receivable	25,277	52,722	10,845	30,119
Receivable from related parties	(44,110)	—	(3,871)	—
Other assets	—	(17,710)	—	(13,047)
Management fees payable to Managing Owner	(364)	(8,329)	(39,621)	(8,631)
Interest payable to Managing Owner	(4,778)	(11,466)	(5,529)	(11,697)
Trading fees payable to Managing Owner	(1,860)	(3,996)	(2,103)	(4,308)
Service fees payable to Managing Owner	(10,221)	(8,491)	(8,419)	(11,300)
Payables to related parties	(563)	95	(317)	(120)
Other liabilities	—	1,737	—	(514)

Net cash provided by (used in) operating activities	2,358,372	2,144,515	3,923,173	4,020,187

Cash Flows from Financing Activities:
Proceeds from sale of units	91,099	107,528	23,085	31,984
Payment for redemption of units	(3,054,563)	(2,252,999)	(4,188,525)	(4,344,915)
Pending owner additions	(1,512)	(2,296)	(964)	(833)
Owner redemptions payable	(22,467)	99,030	(10,804)	27,306

Net cash provided by (used in) financing activities	(2,987,443)	(2,048,737)	(4,177,208)	(4,286,458)

Net increase (decrease) in cash and cash equivalents	(629,071)	95,778	(254,035)	(266,271)
Cash and cash equivalents, beginning of period	1,249,455	2,051,272	536,159	1,156,042

Cash and cash equivalents, end of period	$620,384	$2,147,050	$282,124	$889,771

(1)	Formerly the Winton/Graham Series.

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

The Trust has seven (7) separate and distinct Series of Units issued and outstanding: Frontier Diversified Series, Frontier Masters Series, Balanced Series, Frontier Long/Short Commodity Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Winton Series, and Frontier Heritage Series (formerly Winton/Graham Series) (each a “Series” and collectively, the “Series”). The Trust, with respect to the Series, may issue additional Series of Units.

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

As of June 30, 2013, the Trust, with respect to the Frontier Diversified Series, Frontier Masters Series, Frontier Select Series, Winton Series and Frontier Heritage Series separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Balanced Series, and Frontier Long/Short Commodity Series separates Units into six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of certificates of deposit and custom time deposits. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

As of June 30, 2013, Winton Series has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the Frontier Diversified Series, Frontier Masters Series, Frontier Long/Short Commodity Series, Balanced Series, Frontier Select Series, and Frontier Heritage Series has invested a portion of its assets in several different Trading Companies and one or more Trading Advisors may manage the assets invested in such Trading Companies.

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

The consolidated financial statements of the Balanced Series include the assets, liabilities and earnings of its majority-controlled Trading Companies; Frontier Trading Company I LLC and Frontier Trading Company IX, LLC and the assets and liabilities of its majority owned Trading Companies, and the earnings of Trading Company XXIII, LLC from July 11, 2012 to March 12, 2013. Also included in the consolidated financial statements were the earnings of its majority controlled trading company, Trading Company XVIII, LLC from January 1, 2011 through May 14, 2012, the earnings from Frontier Trading Company XIV, LLC from January 1, 2013 through May 16, 2013, the earnings from Frontier Trading Company XV, LLC from January 1, 2012 through June 30, 2012, the earnings from Frontier Trading Company XVII, LLC from January 1, 2013 through April 18, 2013 and the earnings from Frontier Trading Company XXIII, LLC from April 29, 2013 through June 30, 2013. Multiple Series have investment interests in Frontier Trading Company I LLC. The Managing Owner assigns the full ownership and earnings of that swap identified in footnote four as Option/Swap with Societe Generale, owned by Frontier Trading Company I LLC, to the Balanced Series.

The consolidated financial statements of the Frontier Long/Short Commodity Series include the assets, liabilities and earnings of its majority controlled trading companies; Frontier Trading Company VII, LLC, from September 28, 2011 to June 30, 2013 and Frontier Trading Company XVIII, LLC from May 15, 2012 through June 30, 2013.

The consolidated financial statements of the Frontier Masters Series include the assets, liabilities and earnings of its majority owned trading company, Frontier Trading Company XXI, LLC (earnings from March 1, 2011 through December 28, 2012). The consolidated financial statements of the Frontier Diversified Series include the assets, liabilities and earnings of its majority owned trading company, Frontier Trading Company V, LLC (earnings from March 9, 2013 through June 30, 2013).

The consolidated financial statements of the Frontier Diversified Series include the assets, liabilities and earnings of its majority owned trading company, Frontier Trading Company V, LLC (earnings from March 9, 2013 through June 30, 2013).

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

Interest Income—Aggregate interest income from all sources, including assets held at Futures Commission Merchants (“FCM”), up to two percentage points of the aggregate percentage yield (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Frontier Select Series, Winton Series and Frontier Heritage Series. For the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series and Balanced Series (Class 1a, Class 2a and Class 3a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. All interest not paid to the Managing Owner is interest income to the Series.

U.S. Treasury Securities, custom time deposits and certain demand deposits are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. All U.S. Treasury Securities have been liquidated as of June 30, 2013.

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

Custom Time Deposits—Custom time deposits are structured deposit agreements with U.S. Bank National Association that earn a guaranteed fixed interest rate 3.75%, mature nine months from the deposit date and are subject to automatic six-month rollovers through October 2015. Custom time deposits were purchased on April 1, 2010, September 15, 2009, October 21, 2008 and

October 30, 2008. Interest is paid monthly or at least every nine months. Unscheduled withdrawals will be subject to certain penalties and other costs of up to 1.0% of the amount deposited if withdrawn within the first nine months from the deposit date. The withdrawal fee is set at 0.225% for the period from nine months to one year subsequent to the deposit date and decreases by .05% increments for each year thereafter through the maturity date. In May 2011, July 2011, August 2011, January 2012, October 2012, November 2012, April 2013 and June 2013 the Trust, with respect to the Series, redeemed approximately $25 million, $25 million, $50 million, $25 million, $16 million, $5 million and $35 million, respectively, in custom time deposits held with U.S. Bank N.A which represented a full liquidation of the 2.17% investment tranche and an additional $65 million of the 3.75% tranche. Custom time deposits are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. The Series of the Trust values the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.50 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to ASC 820.

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

Allocation of Earnings—Each Series of the Trust maintains three or six classes of Units—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a). All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3 and Class 3a Units based on each Class’ respective owners’ capital balances as applicable to the classes maintained by the Series.

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

Recently Issued Accounting Pronouncements—In June of 2013, FASB issued ASU 2013-08 to (i) modify Topic 946 for determining whether an entity is an investment company; (ii) update the measurement requirements for noncontrolling interests in other investment companies; and (iii) require additional disclosures for investment companies under U.S. GAAP. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material impact on the financial positions or results of operations.

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

The following table summarizes the instruments that comprise the Trust, with respect to the Series, financial asset portfolio, by Series, measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Diversified Series
Investment in Unconsolidated Trading Companies	$36,421,672	$455,536	$630,454	$37,507,662
Frontier Masters Series
Investment in Unconsolidated Trading Companies	11,676,330	1,315,474	—	12,991,804
Frontier Long/Short Commodity Series
Open Trade Equity (Deficit)	(3,612,591)	905,374	—	(2,707,217)
Options Written	—	(320,050)	—	(320,050)
Investment in Unconsolidated Trading Companies	1,821,453	25,879	—	1,847,332
Balanced Series
Open Trade Equity (Deficit)	(226,901)	663,779	—	436,878
Options Written	—	(144,318)	—	(144,318)
Swap Contracts	—	—	16,806,761	16,806,761
Investment in Unconsolidated Trading Companies	33,557,357	132,616	2,163,938	35,853,911
Frontier Select Series (1)
Investment in Unconsolidated Trading Companies	2,601,342	1,488,916	1,008,726	5,098,984
Winton Series
Investment in Unconsolidated Trading Companies	6,323,621	(77,575)	—	6,246,046
Frontier Heritage Series (2)
Investment in Unconsolidated Trading Companies	1,419,658	(17,416)	1,260,907	2,663,149

(1)	Formerly the Tiverton/Graham/Transtrend Series.
(2)	Formerly the Winton/Graham Series.

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Diversified Series
Investment in Unconsolidated Trading Companies	$41,070,543	$1,755,883	$—	$42,826,426
U.S. Treasury Securities	3,853,000	—	—	3,853,000
Frontier Masters Series
Investment in Unconsolidated Trading Companies	8,172,213	1,599,584	—	9,771,797
U.S. Treasury Securities	2,212,909	—	—	2,212,909
Frontier Long/Short Commodity Series
Open Trade Equity (Deficit)	(3,720,855)	2,901,320	—	(819,535)
Options Written	—	(928,690)	—	(928,690)
Investment in Unconsolidated Trading Companies	3,661,455	13,783	—	3,675,238
U.S. Treasury Securities	2,388,540	—	—	2,388,540
Balanced Series
Open Trade Equity (Deficit)	(1,111,681)	439,170	—	(672,511)
Options Written	—	(165,363)	—	(165,363)
Swap Contracts	—	—	22,289,478	22,289,478
Investment in Unconsolidated Trading Companies	16,719,672	3,473,456	—	20,193,128
U.S. Treasury Securities	5,951,633	—	—	5,951,633
Frontier Select Series (1)
Investment in Unconsolidated Trading Companies	5,981,225	1,392,284	—	7,373,509
U.S. Treasury Securities	961,568	—	—	961,568
Winton Series
Investment in Unconsolidated Trading Companies	6,820,010	45,955	—	6,865,965
U.S. Treasury Securities	1,808,547	—	—	1,808,547
Frontier Heritage Series (2)
Investment in Unconsolidated Trading Companies	6,070,974	103,881	—	6,174,855
U.S. Treasury Securities	776,073	—	—	776,073

(1)	Formerly the Tiverton/Graham/Trasntrend Series.
(2)	Formerly the Winton/Graham Series.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments — net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the six months ended June 30, 2013, all identified Level 3 assets are components of the Frontier Diversified Series, Balanced Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), and Winton Series and Frontier Heritage Series (formerly Winton/Graham Series) Series.

For the Six Months Ended June 30, 2013

Swaps:

Balanced Series
Balance of recurring Level 3 assets as of January 1, 2013	$22,289,478
Total gains or losses (realized/unrealized):
Included in earnings-realized	(1,908,743)
Included in earnings-unrealized	772,617
Sales of investments	(4,341,257)
Change in ownership allocation of total return swaps	(5,334)
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of June 30, 2013	$16,806,761

Investments in Unconsolidated Trading Companies:

	Balanced Series	Frontier Select Series (1)
Balance of recurring Level 3 assets as of January 1, 2013	$—	$—
Change in fair value of investments in unconsolidated trading companies	763,938	(591,274)
Proceeds from sales of investments of unconsolidated trading companies	—	—
Purchases of investments of unconsolidated trading companies	1,400,000	1,600,000
Change in ownership allocation	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of June 30, 2013	$2,163,938	$1,008,726

	Frontier Diversified Series	Frontier Heritage Series (2)
Balance of recurring Level 3 assets as of January 1, 2013	$—	$—
Change in fair value of investments in unconsolidated trading companies	(369,546)	(739,093)
Proceeds from sales of investments of unconsolidated trading companies	—	—
Purchases of investments of unconsolidated trading companies	1,000,000	2,000,000
Change in ownership allocation	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of June 30, 2013	$630,454	$1,260,907

(1)	Formerly the Tiverton/Graham/Transtrend Series.
(2)	Formerly the Winton/Graham Series.

For the Year Ended December 31, 2012

Swaps:

	Frontier Diversified Series	Frontier Masters Series	Frontier Long/Short Commodity Series
Balance of recurring Level 3 assets as of January 1, 2012	$131,004	$57,225	$74,898
Total gains or losses (realized/unrealized):
Included in earnings-realized	(106,862)	(55,669)	(58,693)
Included in earnings-unrealized	(23,719)	(2,775)	(20,529)
Change in ownership allocation of credit default swaps	(423)	1,219	4,324
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2012	$—	$—	$—

	Balanced Series	Frontier Select Series (1)
Balance of recurring Level 3 assets as of January 1, 2012	$23,819,312	$34,397
Total gains or losses (realized/unrealized):
Included in earnings-realized	(175,294)	(34,232)
Included in earnings-unrealized	(1,334,945)	(2,448)
Sales of swap contract	—	—
Change in ownership allocation of credit default swaps	(19,595)	2,283
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2012	$22,289,478	$—

	Winton Series	Frontier Heritage Series (2)
Balance of recurring Level 3 assets as of January 1, 2012	$61,888	$30,381
Total gains or losses (realized/unrealized):
Included in earnings-realized	(57,781)	(30,602)
Included in earnings-unrealized	(7,291)	943
Change in ownership allocation of credit default swaps	3,184	(722)
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2012	$—	$—

(1)	Formerly the Tiverton/Graham/Trasntrend Series.
(2)	Formerly the Winton/Graham Series.

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six months ended June 30, 2013, all identified Level 3 assets are components of the Frontier Diversified Series, Balanced Series, Frontier Select Series, and Frontier Heritage Series. During the year ended December 31, 2012, the Trust transferred currency forwards from Level 1 assets to Level 2 assets.

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of June 30, 2013 and December 31, 2012, approximately 5.3% and 4.0%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps and is recorded as cash and cash equivalents on the Statements of Financial Condition.

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

The Series had invested in the following swaps as of and for the six months ended June 30, 2013:

	Balanced Series Option/Swap	Total Return Swap
Counterparty	Societe Generale	DeutscheBank
Notional Amount	$52,651,671	$0
Termination Date	11/21/2014	6/30/2016
Investee Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$(1,908,743)

Unrealized Gain/(Loss)	$(973,637)	$1,746,254

Fair Value as of 6/30/13	$16,806,761	$—

The Series had invested in the following Swaps as of and for the year ended December 31, 2012:

Frontier Diversified Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$—	$—
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(83,850)	$(23,012)

Unrealized Gain/(Loss)	$(46,731)	$23,012

Fair Value as of 12/31/2012	$—	$—

Frontier Masters Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$—	$—
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(44,412)	$(11,257)

Unrealized Gain/(Loss)	$(14,032)	$11,257

Fair Value as of 12/31/2012	$—	$—

Frontier Long/Short Commodity Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$—	$—
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(45,848)	$(12,845)

Unrealized Gain/(Loss)	$(33,374)	$12,845

Fair Value as of 12/31/2012	$—	$—

	Balanced Series
	Credit Default Swap	Credit Default Swap	Option/Swap	Total Return Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale	DeutscheBank
Notional Amount	$—	$—	$20,486,403	$23,551,287
Termination Date	3/20/2012	3/20/2012	11/21/2014	6/30/2016
Investee Returns	On Default	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$(133,362)	$(41,932)	$—	$—

Unrealized Gain/(Loss)	$(87,639)	$41,932	$78,977	$(1,344,945)

Fair Value as of 12/31/2012	$—	$—	$17,785,734	$4,503,744

Frontier Select Series (1)
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$—	$—
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(26,333)	$(7,899)

Unrealized Gain/(Loss)	$(10,347)	$7,899

Fair Value as of 12/31/2012	$—	$—

(1)	Formerly known as the Tiverton/Graham/Transtrend Series

Winton Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$—	$—
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(45,616)	$(12,165)

Unrealized Gain/(Loss)	$(19,456)	$12,165

Fair Value as of 12/31/2012	$—	$—

Frontier Heritage Series (1)
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$—	$—
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(23,131)	$(7,471)

Unrealized Gain/(Loss)	$(6,528)	$7,471

Fair Value as of 12/31/2012	$—	$—

(1)	Formerly the Winton/Graham Series.

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

The following table summarizes the Balanced Series, Winton Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Frontier Heritage Series (formerly Winton/Graham Series), Frontier Long/Short Commodity Series, Frontier Diversified Series, and Frontier Masters Series investments in unconsolidated Trading Companies as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013		As of December 31, 2012
	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value

Series

Frontier Diversified Series —
Frontier Trading Companies I, II, VII, IX, XIV, XV and XXXIX	41.78%	$37,507,662	37.18%	$42,826,426

Frontier Masters Series —
Frontier Trading Companies II, XIV and XV	29.27%	$12,991,804	18.98%	$9,771,797

Frontier Long/Short Commodity Series —
Frontier Trading Company I	4.15%	$1,847,332	6.00%	$3,675,238

Balanced Series —
Frontier Trading Companies II, VII, XIV, XV, XVIII, XXIII and XXXIX	21.59%	35,853,911	8.24%	$20,193,128

Frontier Select Series (1) —
Frontier Trading Companies XV and XXXIX	23.11%	$5,098,984	29.09%	$7,373,509

Winton Series —
Frontier Trading Company II	16.07%	$6,246,046	16.76%	$6,865,965

Frontier Heritage Series (2) —
Frontier Trading Companies II and XXXIX	15.23%	$2,663,149	29.75%	$6,174,855

(1)	Formerly known as the Tiverton/Graham/Transtrend Series.
(1)	Formerly known as the Winton/Graham Series.

The following tables summarize the Balanced Series, Winton Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Frontier Heritage Series (formerly Winton/Graham Series), Frontier Long/Short Commodity Series, Frontier Diversified Series and Frontier Masters Series equity in earnings from unconsolidated Trading Companies for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Trading Company

Balanced Series —
Frontier Trading Company II LLC	$(12,946)	$(539,578)	$62,863	$(489,661)	$(17,916)	$(1,852,805)	$(71,726)	$(1,942,447)
Frontier Trading Company V LLC	—	—	—	—	(35,526)	(635,141)	(13,754)	(684,421)
Frontier Trading Company VII, LLC	(159,810)	2,081,836	(2,295,710)	(373,684)	(166,377)	19,776,151	(19,154,575)	455,199
Frontier Trading Company XIV, LLC	(279,927)	(9,105,539)	(2,336,599)	(11,722,065)
Frontier Trading Company XV, LLC	(39,203)	(1,020,514)	2,734,056	1,674,339	—	—	—	—
Frontier Trading Company XVIII, LLC	(4,876)	(189,505)	(79,789)	(274,170)	—	—	—	—
Frontier Trading Company XXIII, LLC	(2,345)	(207,732)	(29,113)	(239,190)	(5,104)	81,914	(89,226)	(12,416)
Frontier Trading Company XXXIX, LLC	—	—	(318,953)	(318,953)	(11,402)	595,621	(98,689)	485,530

Total	$(499,107)	$(8,981,032)	$(2,263,245)	$(11,743,384)	$(236,325)	$17,965,740	$(19,427,970)	$(1,698,555)

Winton Series —
Frontier Trading Company II LLC	$(13,821)	$(576,780)	$60,649	$(529,952)	$(15,481)	$(1,390,213)	$(177,029)	$(1,582,723)

Frontier Select Series (1) —
Frontier Trading Company V LLC	$—	$—	$—	$—	$(40,729)	$(632,368)	$(139,511)	$(812,608)
Frontier Trading Company XV, LLC	(24,461)	(375,851)	668,464	268,152	(20,623)	(252,670)	(4,022)	(277,315)
Frontier Trading Company XXI, LLC	—	—	—	—	(11,707)	599,571	(135,126)	452,738
Frontier Trading Company XXXIX, LLC	—	—	(236,307)	(236,307)	—	—	—	—

Total	$(24,461)	$(375,851)	$432,157	$31,845	$(73,059)	$(285,467)	$(278,659)	$(637,185)

Frontier Heritage Series (2) —
Frontier Trading Company II LLC	$(3,105)	$(129,407)	$13,762	$(118,750)	$(5,678)	$(509,980)	$(64,805)	$(580,463)
Frontier Trading Company V LLC	—	—	—	—	(53,093)	(824,003)	(181,329)	(1,058,425)
Frontier Trading Company XXXIX, LLC	—	—	(295,384)	(295,384)	—	—	—	—

Total	$(3,105)	$(129,407)	$(281,622)	$(414,134)	$(58,771)	$(1,333,983)	$(246,134)	$(1,638,888)

Frontier Long/Short Commodity Series —
Frontier Trading Company I LLC	$(15,290)	$(142,958)	$116,200	$(42,048)	$(16,133)	$(34,582)	$(47,556)	$(98,271)
Frontier Trading Companies XVIII, LLC	—	—	—	—	(3,657)	(355,892)	23,731	(335,818)
Frontier Trading Companies XXIII, LLC	(847)	(85,317)	(192)	(86,356)	(6,833)	357,505	(60,071)	290,601

Total	$(16,137)	$(228,275)	$116,008	$(128,404)	$(26,623)	$(32,969)	$(83,896)	$(143,488)

Frontier Diversified Series —
Frontier Trading Company I LLC	$(103,240)	$(1,415,475)	$324,957	$(1,193,758)	$(205,715)	$5,205,460	$435,571	$5,435,316
Frontier Trading Company II LLC	(7,249)	(303,448)	31,245	(279,452)	(9,897)	(888,290)	(114,024)	(1,012,211)
Frontier Trading Company V LLC	—	—	—	—	(21,456)	(332,944)	(73,698)	(428,098)
Frontier Trading Company VI LLC	—	—	—	—	—	—	—	—
Frontier Trading Company VII, LLC	(104,230)	1,326,190	(1,436,873)	(214,913)	(88,559)	10,211,301	(9,920,508)	202,234
Frontier Trading Company IX, LLC	—	—	—	—	(679)	(119,840)	99,267	(21,252)
Frontier Trading Company XIV, LLC	(266,843)	(4,027,108)	(2,097,543)	(6,391,494)	(164,949)	2,218,611	903,120	2,956,782
Frontier Trading Company XV, LLC	(31,200)	(812,235)	2,175,783	1,332,348	(44,583)	(547,849)	(7,737)	(600,169)
Frontier Trading Company XVIII, LLC	—	—	—	—	(8,651)	(662,245)	18,261	(652,635)
Frontier Trading Company XXI, LLC	—	—	—	—	(271)	14,101	(3,565)	10,265
Frontier Trading Company XXIII, LLC	(1,895)	(190,888)	(464)	(193,247)	(5,699)	297,819	(49,544)	242,576
Frontier Trading Company XXXIX, LLC	—	—	(147,692)	(147,692)	—	—	—	—

Total	$(514,657)	$(5,422,964)	$(1,150,587)	$(7,088,208)	$(550,459)	$15,396,124	$(8,712,857)	$6,132,808

Frontier Masters Series —
Frontier Trading Company II LLC	$(4,095)	$(170,489)	$16,711	$(157,873)	$(4,580)	$(411,358)	$(52,424)	$(468,362)
Frontier Trading Company XIV, LLC	(106,640)	(1,602,756)	(841,813)	(2,551,209)	(69,982)	805,362	231,363	966,743
Frontier Trading Company XV, LLC	(37,892)	(487,520)	659,342	133,930	(14,453)	(177,239)	(2,799)	(194,491)

Total	$(148,627)	$(2,260,765)	$(165,760)	$(2,575,152)	$(89,015)	$216,765	$176,140	$303,890

(1)	Formerly known as the Tiverton/Graham/Transtrend Series.
(2)	Formerly known as the Winton/Graham Series.

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Trading Company

Balanced Series —
Frontier Trading Company II LLC	$(24,447)	$1,843,105	$92,506	$1,911,164	$(35,396)	$(722,502)	$(1,675,917)	$(2,433,815)
Frontier Trading Company V LLC	(13,876)	1,530,384	(272,459)	1,244,049	(86,709)	(75,583)	28,999	(133,293)
Frontier Trading Company VII, LLC	(303,885)	755,131	(2,039,158)	(1,587,912)	(353,032)	1,722,221	(4,849,275)	(3,480,086)
Frontier Trading Company XV, LLC	(279,928)	(9,105,539)	(2,336,596)	(11,722,063)	—	—	—	—
Frontier Trading Company XVI, LLC	(75,888)	(928,664)	2,989,224	1,984,672	—	—	—	—
Frontier Trading Company XVIII, LLC	(8,645)	(141,517)	(108,880)	(259,042)	(5,104)	81,914	(89,226)	(12,416)
Frontier Trading Company XXIII, LLC	(3,524)	(194,695)	546	(197,673)	(19,932)	366,125	25,910	372,103
Frontier Trading Company XXXIX, LLC	—	—	(304,254)	(304,254)	—	—	—	—

Total	$(710,193)	$(6,241,795)	$(1,979,071)	$(8,931,059)	$(500,173)	$1,372,175	$(6,559,509)	$(5,687,507)

Winton Series —
Frontier Trading Company II LLC	$(25,474)	$1,927,612	$(112,715)	$1,789,423	$(28,363)	$(556,822)	$(1,363,292)	$(1,948,477)

Frontier Select Series (1) —
Frontier Trading Company V LLC	$(12,346)	$1,188,592	$(78,854)	$1,097,392	$(90,474)	$1,407,844	$(1,585,534)	$(268,164)
Frontier Trading Company VI LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XV, LLC	(47,319)	(244,203)	773,923	482,401	(33,520)	(461,917)	(80,070)	(575,507)
Frontier Trading Company XXI, LLC	—	—	—	—	(15,305)	999,066	(585,772)	397,989
Frontier Trading Company XXXIX, LLC	—	—	(219,508)	(219,508)	—	—	—	—

Total	$(59,665)	$944,389	$475,561	$1,360,285	$(139,299)	$1,944,993	$(2,251,376)	$(445,682)

Frontier Heritage Series (2) —
Frontier Trading Company II LLC	$(5,769)	$425,541	$17,831	$437,603	$(10,425)	$(203,658)	$(499,542)	$(713,625)
Frontier Trading Company V LLC	(13,268)	1,404,612	(205,240)	1,186,104	(120,422)	(131,861)	(128,798)	(381,081)
Frontier Trading Company XXXIX, LLC	—	—	(274,385)	(274,385)	—	—	—	—

Total	$(19,037)	$1,830,153	$(461,794)	$1,349,322	$(130,847)	$(335,519)	$(628,340)	$(1,094,706)

Frontier Long/Short Commodity Series —
Frontier Trading Company I LLC	$(31,084)	$(300,076)	$(34,052)	$(365,212)	$(30,337)	$(1,074,546)	$(352,990)	$(1,457,873)
Frontier Trading Companies XVIII, LLC	—	—	—	—	(11,271)	116,615	(48,976)	56,368
Frontier Trading Companies XXIII, LLC	(7,155)	(265,826)	(21,324)	(294,305)	(11,951)	220,061	14,652	222,762

Total	$(38,239)	$(565,902)	$(55,376)	$(659,517)	$(53,559)	$(737,870)	$(387,314)	$(1,178,743)

Frontier Diversified Series —
Frontier Trading Company I LLC	$(231,756)	$(1,773,046)	$(347,089)	$(2,351,891)	$(400,475)	$2,874,056	$436,648	$2,910,229
Frontier Trading Company II LLC	(13,345)	1,007,609	(60,975)	933,289	(18,113)	(357,566)	(867,409)	(1,243,088)
Frontier Trading Company V LLC	(9,571)	1,055,495	(187,841)	858,083	(48,564)	(63,695)	(51,741)	(164,000)
Frontier Trading Company VI LLC	—	—	—	—	—	—	—	—
Frontier Trading Company VII, LLC	(192,161)	792,098	(1,388,587)	(788,650)	(184,808)	894,375	(2,539,440)	(1,829,873)
Frontier Trading Company IX, LLC	—	—	—	—	(12,366)	(279,533)	(62,409)	(354,308)
Frontier Trading Company XIV, LLC	(345,261)	(5,253,059)	(1,159,086)	(6,757,406)	(260,656)	3,356,066	676,628	3,772,038
Frontier Trading Company XV, LLC	(49,686)	(779,606)	2,324,062	1,494,770	(74,840)	(1,117,012)	(56,270)	(1,248,122)
Frontier Trading Company XVIII, LLC	—	—	—	—	(23,333)	249,110	(120,020)	105,757
Frontier Trading Company XXI, LLC	—	—	—	—	(525)	22,536	(2,097)	19,914
Frontier Trading Company XXIII, LLC	(15,095)	(518,968)	(65,447)	(599,510)	(9,965)	183,087	12,705	185,827
Frontier Trading Company XXXIX, LLC	—	—	(137,192)	(137,192)	—	—	—	—

Total	$(856,875)	$(5,469,477)	$(1,022,155)	$(7,348,507)	$(1,033,645)	$5,761,424	$(2,573,405)	$2,154,374

Frontier Masters Series —
Frontier Trading Company II LLC	$(7,544)	$570,668	$(34,613)	$528,511	$(8,393)	$(164,813)	$(403,624)	$(576,830)
Frontier Trading Company XIV, LLC	(138,056)	(2,094,361)	(466,073)	(2,698,490)	(130,287)	1,523,879	82,800	1,476,392
Frontier Trading Company XV, LLC	(75,581)	(410,523)	971,589	485,485	(24,285)	(362,271)	(18,838)	(405,394)

Total	$(221,181)	$(1,934,216)	$470,903	$(1,684,494)	$(162,965)	$996,795	$(339,662)	$494,168

(1)	Formerly known as the Tiverton/Graham/Transtrend Series.
(2)	Formerly known as the Winton/Graham Series.

The statements of financial condition as of June 30, 2013 and December 31, 2012 and the Condensed Statement of Income for the three and six months ended June 30, 2013 and 2012 for the unconsolidated Trading Companies are as follows:

Statements of Financial Condition - June 30, 2013	Frontier Trading Company II LLC	Frontier Trading Company XIV LLC	Frontier Trading Company XV LLC	Frontier Trading Company XXXIX LLC

Receivable from commission merchants	$17,226,194	$40,160,305	$12,461,448	$—
Open trade equity/(deficit)	1,401,471	(4,736,133)	12,145,018	5,064,660
Interest receivable/(payable)	(195)	(5,084)	(103)	—

Total assets	$18,627,470	$35,419,088	$24,606,363	$5,064,660

Members’ equity	$18,627,470	$35,419,088	$24,606,363	$5,064,660

Condensed Statement of Income - For the Three Months Ended June 30, 2013

Interest income	$4,489	$(5,645)	$(3,780)	$—
Net realized gain/(loss) on investments, less commissions	(1,765,407)	(19,128,908)	(2,845,992)	—
Change in open trade equity/(deficit)	185,230	(4,788,038)	6,400,468	(998,336)

Net income/(loss)	$(1,575,688)	$(23,922,591)	$3,550,696	$(998,336)

Condensed Statement of Income - For the Six Months Ended June 30, 2013

Interest income	$11,714	$(5,645)	$(6,956)	$—
Net realized gain/(loss) on investments, less commissions	5,686,242	(19,128,908)	(2,603,247)	—
Change in open trade equity/(deficit)	(97,966)	(4,788,038)	7,253,090	(935,339)

Net income/(loss)	$5,599,990	$(23,922,591)	$4,642,887	$(935,339)

Statements of Financial Condition - December 31, 2012	Frontier Trading Company II LLC	Frontier Trading Company V LLC	Frontier Trading Company XXIII, LLC

Receivable from commission merchants	$20,525,159	$14,732,606	$3,343,890
Open trade equity/(deficit)	1,499,438	1,311,171	231,181
Interest receivable/(payable)	2,882	2,181	(7)

Total assets	$22,027,479	$16,045,958	$3,575,064

Members’ equity	$22,027,479	$16,045,958	$3,575,064

Condensed Statement of Income - For the Three Months Ended June 30, 2012

Interest income	$7,597	$1,418	$—
Net realized gain/(loss) on investments, less commissions	(5,106,197)	(2,575,258)	1,256,221
Change in open trade equity/(deficit)	(480,006)	(408,292)	(213,344)

Net income/(loss)	$(5,578,606)	$(2,982,132)	$1,042,877

Condensed Statement of Income - For the Six Months Ended June 30, 2012

Interest income	$16,404	$2,153	$—
Net realized gain/(loss) on investments, less commissions	(2,106,051)	790,538	744,714
Change in open trade equity/(deficit)	(4,809,783)	(1,737,074)	54,463

Net income/(loss)	$(6,899,430)	$(944,383)	$799,177

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets attributable to such Series (including notional assets), calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series Class 1, Class 2 and Class 3, 1.0% for the Balanced Series Class 1a and Class 2a, 2.0% for the Winton Series, Frontier Long/Short Commodity Series Class 1a and Class 2a and Frontier Masters Series, 0.75% for Frontier Diversified Series, 2.5% for the Frontier Heritage Series (formerly Winton/Graham Series) and Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), and 3.5% for the Frontier Long/Short Commodity Series Class 1 and Class 2. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

Trading Fees—In connection with each Series’ trading activities, the Frontier Long/Short Commodity Series (Classes 1, 2 and 3), Balanced Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Winton Series and Frontier Heritage Series (formerly Winton/Graham Series) pays to the Managing Owner a trading fee, or FCM Fee, up to 0.75% of such Series’ NAV, calculated daily. The Frontier Diversified Series, Frontier Long/Short Commodity Series (Classes 1a and 2a) and Frontier Masters Series pays to the Managing Owner a trading fee, or FCM Fee, up to 2.25% and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series, Frontier Heritage Series (formerly Winton/Graham Series), Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), and Frontier Long/Short Commodity Series may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Balanced Series and the Frontier Diversified Series and 20% for the Winton Series, Frontier Heritage Series (formerly Winton/Graham Series), Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Frontier Long/Short Commodity Series and Frontier Masters Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Service Fees—In addition, with respect to Class 1 and Class 1a Units of each Series, as applicable, the Series pays monthly or service fee to the Managing Owner up to 3% annually, which the Managing Owner pays to selling agents of the Trust, with respect to the Series.

The following table summarizes fees earned by the Managing Owner for the three and six months ended June 30, 2013 and 2012.

Three Months Ended June 30, 2013	Incentive Fee	Management Fee	Service Fee	Trading Fee

Frontier Diversified Series	$—	$387,812	$290,900	$614,290
Frontier Masters Series	—	330,187	176,471	288,777
Frontier Long/Short Commodity Series	—	590,929	88,071	190,367
Balanced Series	397,624	421,392	924,919	327,556
Frontier Select Series (1)	—	138,094	152,793	43,541
Winton Series	—	268,121	226,897	76,915
Frontier Heritage Series (2)	—	75,144	116,307	36,145

Three Months Ended June 30, 2012	Incentive Fee	Management Fee	Service Fee	Trading Fee

Frontier Diversified Series	$1,616,858	$485,272	$372,751	$749,188
Frontier Masters Series	84,508	352,534	189,579	319,341
Frontier Long/Short Commodity Series	397,085	866,092	115,189	257,297
Balanced Series	3,107,181	650,186	1,264,776	452,743
Frontier Select Series (1)	58,853	357,444	218,705	61,958
Winton Series	—	259,761	266,262	87,171
Frontier Heritage Series (2)	—	290,031	159,136	48,908

(1)	Formerly the Tiverton/Graham/Transtrend Series.
(2)	Formerly the Winton/Graham Series.

Six Months Ended June 30, 2013	Incentive Fee	Management Fee	Service Fee	Trading Fee

Frontier Diversified Series	$184,498	$798,238	$596,303	$1,250,812
Frontier Masters Series	—	654,910	351,815	581,403
Frontier Long/Short Commodity Series	—	1,229,182	184,174	402,099
Balanced Series	657,063	916,029	1,916,467	673,471
Frontier Select Series (1)	—	347,293	310,652	88,324
Winton Series	—	520,375	449,703	151,657
Frontier Heritage Series (2)	—	214,205	236,146	73,328

Six Months Ended June 30, 2012	Incentive Fee	Management Fee	Service Fee	Trading Fee

Frontier Diversified Series	$1,622,616	$1,001,476	$764,517	$1,522,885
Frontier Masters Series	84,508	705,144	376,906	636,911
Frontier Long/Short Commodity Series	474,155	1,730,283	240,025	511,670
Balanced Series	3,285,306	1,339,664	2,605,664	930,270
Frontier Select Series (1)	58,853	630,430	473,019	132,847
Winton Series	—	527,370	548,690	178,594
Frontier Heritage Series (2)	—	588,344	338,208	103,966

(1)	Formerly the Tiverton/Graham/Transtrend Series.
(2)	Formerly the Winton/Graham Series.

The following table summarizes fees payable to the Managing Owner as of June 30, 2013 and December 31, 2012.

As of June 30, 2013

	Incentive Fees	Management Fees	Trading Fees	Service Fees

Frontier Diversified Series	$—	$121,590	$192,678	$72,227
Frontier Masters Series	—	104,266	90,921	42,689
Frontier Long/Short Commodity Series	—	189,068	57,794	23,374
Balanced Series	—	129,298	97,612	238,795
Frontier Select Series (1)	—	44,909	13,626	43,481
Winton Series	—	85,774	24,181	52,335
Frontier Heritage Series (2)	—	24,021	11,045	29,697

As of December 31, 2012

	Incentive Fees	Management Fees	Trading Fees	Service Fees

Frontier Diversified Series	$189,903	$150,188	$228,169	$89,177
Frontier Masters Series	—	118,274	104,852	47,423
Frontier Long/Short Commodity Series	—	277,379	79,400	24,074
Balanced Series	527,306	193,155	132,875	332,942
Frontier Select Series (1)	—	103,089	16,057	54,702
Winton Series	—	86,138	26,041	62,556
Frontier Heritage Series (2)	—	63,642	13,148	38,116

(1)	Formerly the Tiverton/Graham/Transtrend Series.
(2)	Formerly the Winton/Graham Series.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the six months ended June 30, 2013, amounts paid or owed to the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $1,328 for the Balanced Series, ($1,843) for the Frontier Long/Short Commodity Series, ($1,657) for the Frontier Diversified Series, $67 for the Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), $63 for the Frontier Heritage Series (formerly Winton/Graham Series), $776 for the Winton Series and ($416) for the Frontier Masters Series.

For the year ended December 31, 2012, amounts paid or owed to the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $23,454 for the Balanced Series, ($5,660) for the Frontier Long/Short Commodity Series, ($4,996) for the Frontier Diversified Series, ($7,427) for the Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), $4,064 for the Frontier Heritage Series (formerly Winton/Graham Series), $6,938 for the Winton Series and $1,336 for the Frontier Masters Series.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), and Frontier Heritage Series (formerly Winton/Graham Series). For the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, and Balanced Series (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. During the three months ended June 30, 2013 and 2012, the Trust paid $1,507,617 and $1,893,692, respectively, of such interest income to the Managing Owner Such expenses are not included in the statements of operations of the Series. During the six months ended June 30, 2013 and 2012, the Trust paid $3,089,699 and $3,907,894, respectively, of such interest income to the Managing Owner Such expenses are not included in the statements of operations of the Series.

The Managing Owner paid to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $77,196 and $465,830 for the three and six months ended June 30, 2012. As of April 20, 2012, the contract with The Bornhoft Group Corporation was amended to provide for an annual payment of $600,000 for investment and advisor services and 0.1% annually of the trading level with the Balanced Series in lieu of a monthly service fee. The Managing Owner paid $274,246 and $657,374, respectively under this agreement for the three and six months ended June 30, 2013. The Managing Owner paid $324,029 under this agreement for the three and six months ended June 30, 2012.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $430,000 and $680,000, respectively, for the three and six months ended June 30, 2013.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $499,652 and $665,478, respectively, for the three months ended June 30, 2013 and 2012 and $1,047,744 and $1,365,020, respectively, for the six months ended June 30, 2013 and 2012.

Equinox Group Distributors LLC (formerly Bornhoft Group Securities Corporation), an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

7. Financial Highlights

The following information presents the financial highlights of the Trust, with respect to the Series, for the three and six months ended June 30, 2013 and 2012.

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series (7)
	Class 1	Class 2	Class 1	Class 2	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2012	$94.40	$100.48	$101.11	$107.61	$145.65	$145.69	$108.58	$115.45	$109.60
Net operating results:
Interest income	0.82	0.87	0.92	0.99	1.70	1.70	1.27	1.35	1.26
Expenses	(2.97)	(2.08)	(3.57)	(2.68)	(4.75)	(4.75)	(3.53)	(3.77)	(3.53)
Net gain/(loss) on investments, net of non-controlling interests	(6.70)	(7.42)	(3.72)	(4.21)	(8.14)	(8.15)	(6.42)	(5.89)	(0.18)

Net income/(loss)	(8.85)	(8.63)	(6.37)	(5.90)	(11.19)	(11.20)	(8.68)	(8.31)	(2.45)

Net asset value, June 30, 2013	$85.55	$91.85	$94.74	$101.71	$134.46	$134.49	$99.90	$107.14	$107.15

Ratios to average net assets (3)
Net investment income/(loss) (8)	-4.48%	-2.26%	-5.25%	-3.15%	-4.26%	-4.26%	-4.26%	-4.26%	-4.26%
Expenses before incentive fees (6)	6.08%	3.85%	7.09%	4.99%	6.64%	6.64%	6.64%	6.64%	6.64%
Expenses after incentive fees (6)	6.25%	4.02%	7.09%	4.99%	6.64%	6.64%	6.64%	6.64%	6.64%
Total return before incentive fees (2)	-9.20%	-8.42%	-6.30%	-5.48%	-7.68%	-7.69%	-7.99%	-7.20%	-2.24%
Total return after incentive fees (2)	-9.38%	-8.59%	-6.30%	-5.48%	-7.68%	-7.69%	-7.99%	-7.20%	-2.24%

	Balanced Series				Frontier Select Series (4)
	Class 1	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2012	$116.32	$149.20	$124.36	$123.96	$78.66	$99.55
Net operating results:
Interest income	0.08	0.10	0.08	0.08	0.60	0.77
Expenses	(3.10)	(1.83)	(1.53)	(1.52)	(2.66)	(1.88)
Net gain/(loss) on investments, net of non-controlling interests	(8.41)	(10.93)	(8.22)	(8.21)	4.41	5.60

Net income/(loss)	(11.43)	(12.66)	(9.67)	(9.65)	2.35	4.49

Net asset value, June 30, 2013	$104.89	$136.54	$114.69	$114.31	$81.01	$104.04

Ratios to average net assets (3)
Net investment income/(loss) (8)	-4.96%	-1.98%	-1.98%	-1.98%	-5.14%	-2.17%
Expenses before incentive fees (6)	4.73%	1.76%	1.76%	1.76%	6.64%	3.67%
Expenses after incentive fees (6)	5.09%	2.12%	2.12%	2.12%	6.64%	3.67%
Total return before incentive fees (2)	-9.47%	-8.12%	-7.42%	-7.42%	2.99%	4.51%
Total return after incentive fees (2)	-9.83%	-8.49%	-7.78%	-7.78%	2.99%	4.51%

	Winton Series		Frontier Heritage Series (5)
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2012	$130.73	$158.30	$94.55	$120.67
Net operating results:
Interest income	0.68	0.83	0.37	0.47
Expenses	(4.23)	(2.71)	(2.92)	(1.86)
Net gain/(loss) on investments, net of non-controlling interests	5.63	6.77	6.08	7.76

Net income/(loss)	2.08	4.89	3.53	6.37

Net asset value, June 30, 2013	$132.81	$163.19	$98.08	$127.04

Ratios to average net assets (3)
Net investment income/(loss) (8)	-5.26%	-2.29%	-5.15%	-2.18%
Expenses before incentive fees (6)	6.26%	3.29%	5.89%	2.92%
Expenses after incentive fees (6)	6.26%	3.29%	5.89%	2.92%
Total return before incentive fees (2)	1.59%	3.09%	3.73%	5.28%
Total return after incentive fees (2)	1.59%	3.09%	3.73%	5.28%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling interest transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Formerly the Tiverton/Graham/Transtrend Series.
(5)	Formerly the Winton/Graham Series.
(6)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(7)	Class 3a operations began June 17, 2013
(8)	Includes the effect of incentive fees recorded during the period.

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series (7)
	Class 1	Class 2	Class 1	Class 2	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, March 31, 2013	$93.21	$99.64	$101.64	$108.60	$145.11	$145.14	$107.97	$115.29	$109.60
Net operating results:
Interest income	0.42	0.45	0.47	0.50	0.90	0.90	0.67	0.71	0.68
Expenses	(1.43)	(0.97)	(1.83)	(1.38)	(2.43)	(2.43)	(1.81)	(1.94)	(1.83)
Net gain/(loss) on investments, net of non-controlling interests	(6.65)	(7.27)	(5.54)	(6.01)	(9.12)	(9.12)	(6.93)	(6.92)	(1.30)

Net income/(loss)	(7.66)	(7.79)	(6.90)	(6.89)	(10.65)	(10.65)	(8.07)	(8.15)	(2.45)

Net asset value, June 30, 2013	$85.55	$91.85	$94.74	$101.71	$134.46	$134.49	$99.90	$107.14	$107.15

Ratios to average net assets (3)
Net investment income/(loss) (8)	-4.36%	-2.09%	-5.37%	-3.25%	-4.34%	-4.34%	-4.34%	-4.34%	-4.34%
Expenses before incentive fees (6)	6.15%	3.89%	7.22%	5.10%	6.87%	6.87%	6.87%	6.87%	6.87%
Expenses after incentive fees (6)	6.15%	3.89%	7.22%	5.10%	6.87%	6.87%	6.87%	6.87%	6.87%
Total return before incentive fees (2)	-8.22%	-7.82%	-6.79%	-6.34%	-7.34%	-7.34%	-7.47%	-7.07%	-2.24%
Total return after incentive fees (2)	-8.22%	-7.82%	-6.79%	-6.34%	-7.34%	-7.34%	-7.47%	-7.07%	-2.24%

	Balanced Series				Frontier Select Series (4)
	Class 1	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2013	$114.20	$147.55	$123.46	$123.05	$81.86	$104.35
Net operating results:
Interest income	0.05	0.06	0.05	0.05	0.31	0.40
Expenses	(1.61)	(0.98)	(0.82)	(0.82)	(1.26)	(0.82)
Net gain/(loss) on investments, net of non-controlling interests	(7.75)	(10.09)	(8.00)	(7.97)	0.10	0.11

Net income/(loss)	(9.31)	(11.01)	(8.77)	(8.74)	(0.85)	(0.31)

Net asset value, June 30, 2013	$104.89	$136.54	$114.69	$114.31	$81.01	$104.04

Ratios to average net assets (3)
Net investment income/(loss) (8)	-4.80%	-1.79%	-1.79%	-1.79%	-4.64%	-1.63%
Expenses before incentive fees (6)	4.75%	1.73%	1.73%	1.73%	6.15%	3.14%
Expenses after incentive fees (6)	4.98%	1.96%	1.96%	1.96%	6.15%	3.14%
Total return before incentive fees (2)	-7.92%	-7.23%	-6.87%	-6.87%	-1.04%	-0.30%
Total return after incentive fees (2)	-8.15%	-7.46%	-7.10%	-7.10%	-1.04%	-0.30%

Incentive fee per share	0.26	0.34	0.28	0.28	—	—
Incentive Fee to ANA	0.23%	0.23%	0.23%	0.23%	0.00%	0.00%

	Winton Series		Frontier Heritage Series (5)
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2013	$136.53	$166.52	$101.63	$130.65
Net operating results:
Interest income	0.32	0.39	0.19	0.24
Expenses	(2.20)	(1.42)	(1.35)	(0.76)
Net gain/(loss) on investments, net of non-controlling interests	(1.84)	(2.30)	(2.39)	(3.09)

Net income/(loss)	(3.72)	(3.33)	(3.55)	(3.61)

Net asset value, June 30, 2013	$132.81	$163.19	$98.08	$127.04

Ratios to average net assets (3)
Net investment income/(loss) (8)	-5.45%	-2.45%	-4.59%	-1.57%
Expenses before incentive fees (6)	6.37%	3.37%	5.34%	2.32%
Expenses after incentive fees (6)	6.37%	3.37%	5.34%	2.32%
Total return before incentive fees (2)	-2.72%	-2.00%	-3.49%	-2.76%
Total return after incentive fees (2)	-2.72%	-2.00%	-3.49%	-2.76%

Incentive fee per share	—	—	—	—
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling interest transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Formerly the Tiverton/Graham/Transtrend Series.
(5)	Formerly the Winton/Graham Series.
(6)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(7)	Class 3a operations began June 17, 2013.
(8)	Includes the effect of incentive fees recorded during the period.

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2011	$99.40	$103.96	$100.25	$104.83	$136.13	$161.97	$161.96	$121.71	$127.23
Net operating results:
Interest income	0.87	0.91	1.00	1.05	1.35	1.64	1.64	1.23	1.29
Expenses	(4.23)	(3.30)	(3.80)	(2.83)	(6.62)	(6.25)	(6.25)	(6.02)	(4.92)
Net gain/(loss) on investments, net of non-controlling interests	1.56	1.42	4.59	4.60	(2.79)	(3.16)	(3.17)	(1.66)	(2.06)

Net income/(loss)	(1.80)	(0.97)	1.79	2.82	(8.06)	(7.77)	(7.78)	(6.45)	(5.69)

Net asset value, June 30, 2012	$97.60	$102.99	$102.04	$107.65	$128.07	$154.20	$154.18	$115.26	$121.54

Ratios to average net assets (3)
Net investment income/(loss) (7)	-5.58%	-3.39%	-5.62%	-3.42%	-7.15%	-5.07%	-5.07%	-7.27%	-5.08%
Expenses before incentive fees (6)	6.08%	3.90%	7.31%	5.12%	8.47%	6.42%	6.43%	8.62%	6.44%
Expenses after incentive fees (6)	7.34%	5.16%	7.63%	5.44%	9.15%	7.11%	7.11%	9.30%	7.12%
Total return before incentive fees (2)	-0.55%	0.33%	2.10%	3.01%	-5.24%	-4.12%	-4.12%	-4.62%	-3.79%
Total return after incentive fees (2)	-1.81%	-0.93%	1.79%	2.69%	-5.92%	-4.80%	-4.80%	-5.30%	-4.47%

	Balanced Series					Frontier Select Series (4)
	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2011	$124.50	$108.45	$155.02	$128.35	$128.36	$91.02	$111.84
Net operating results:
Interest income	0.10	0.08	0.12	0.10	0.10	0.21	0.26
Expenses	(4.68)	(4.00)	(3.57)	(2.93)	(2.97)	(3.33)	(2.50)
Net gain/(loss) on investments, net of non-controlling interests	2.73	3.60	3.44	3.47	3.05	(1.61)	(2.56)

Net income/(loss)	(1.85)	(0.32)	(0.01)	0.64	0.18	(4.73)	(4.80)

Net asset value, June 30, 2012	$122.65	$108.13	$155.01	$128.99	$128.54	$86.29	$107.04

Ratios to average net assets (3)
Net investment income/(loss) (7)	-6.08%	-5.99%	-3.11%	-3.10%	-3.12%	-6.77%	-3.89%
Expenses before incentive fees (6)	4.86%	4.77%	1.90%	1.88%	1.91%	7.07%	4.19%
Expenses after incentive fees (6)	6.23%	6.14%	3.27%	3.25%	3.28%	7.23%	4.35%
Total return before incentive fees (2)	-0.11%	1.08%	1.37%	1.87%	1.51%	-5.04%	-4.13%
Total return after incentive fees (2)	-1.49%	-0.30%	-0.01%	0.50%	0.14%	-5.20%	-4.29%

	Winton Series		Frontier Heritage Series (5)
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2011	$141.13	$165.82	$104.73	$129.70
Net operating results:
Interest income	0.74	0.88	0.20	0.25
Expenses	(4.09)	(2.40)	(4.12)	(3.20)
Net gain/(loss) on investments, net of non-controlling interests	(6.06)	(7.18)	(4.76)	(5.97)

Net income/(loss)	(9.41)	(8.70)	(8.68)	(8.92)

Net asset value, June 30, 2012	$131.72	$157.12	$96.05	$120.78

Ratios to average net assets (3)
Net investment income/(loss) (7)	-4.78%	-1.85%	-7.54%	-4.59%
Expenses before incentive fees (6)	5.84%	2.92%	7.93%	4.98%
Expenses after incentive fees (6)	5.84%	2.92%	7.93%	4.98%
Total return before incentive fees (2)	-6.67%	-5.25%	-8.29%	-6.88%
Total return after incentive fees (2)	-6.67%	-5.25%	-8.29%	-6.88%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Formerly the Tiverton/Graham/Transtrend Series.
(5)	Formerly the Winton/Graham Series.
(6)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(7)	Includes the effect of incentive fees recorded during the period.

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, March 31, 2012	$95.23	$100.04	$100.95	$106.02	$134.21	$160.88	$160.87	$120.55	$126.57
Net operating results:
Interest income	0.42	0.44	0.49	0.52	0.67	0.81	0.81	0.60	0.63
Expenses	(2.75)	(2.32)	(1.97)	(1.50)	(3.65)	(3.52)	(3.52)	(3.28)	(2.77)
Net gain/(loss) on investments, net of non-controlling interests	4.70	4.83	2.57	2.61	(3.16)	(3.97)	(3.98)	(2.61)	(2.89)

Net income/(loss)	2.37	2.95	1.09	1.63	(6.14)	(6.68)	(6.69)	(5.29)	(5.03)

Net asset value, June 30, 2012	$97.60	$102.99	$102.04	$107.65	$128.07	$154.20	$154.18	$115.26	$121.54

Ratios to average net assets (3)
Net investment income/(loss) (7)	-5.81%	-3.52%	-5.38%	-3.24%	-7.19%	-5.06%	-5.06%	-7.21%	-5.06%
Expenses before incentive fees (6)	6.31%	4.02%	7.19%	5.05%	8.61%	6.49%	6.49%	8.64%	6.49%
Expenses after incentive fees (6)	7.59%	5.30%	7.34%	5.21%	9.19%	7.07%	7.07%	9.22%	7.07%
Total return before incentive fees (2)	3.77%	4.23%	1.24%	6.79%	-3.99%	-3.57%	-3.58%	-3.81%	-3.39%
Total return after incentive fees (2)	2.49%	2.95%	1.08%	1.54%	-4.57%	-4.15%	-4.16%	-4.39%	-3.97%

	Balanced Series					Frontier Select Series (4)
	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2012	$119.12	$103.87	$149.44	$123.84	$123.85	$89.63	$110.92
Net operating results:
Interest income	0.02	0.02	0.02	0.02	0.02	0.17	0.21
Expenses	(3.14)	(2.73)	(2.80)	(2.32)	(2.32)	(1.86)	(1.52)
Net gain/(loss) on investments, net of non-controlling interests	6.65	6.97	8.35	7.45	6.99	(1.65)	(2.57)

Net income/(loss)	3.53	4.26	5.57	5.15	4.69	(3.34)	(3.88)

Net asset value, June 30, 2012	$122.65	$108.13	$155.01	$128.99	$128.54	$86.29	$107.04

Ratios to average net assets (3)
Net investment income/(loss) (7)	-6.33%	-6.31%	-3.24%	-3.24%	-3.24%	-7.07%	-4.24%
Expenses before incentive fees (6)	5.06%	5.04%	1.97%	1.97%	1.97%	7.65%	4.83%
Expenses after incentive fees (6)	6.40%	6.37%	3.30%	3.30%	3.31%	7.82%	5.00%
Total return before incentive fees (2)	4.30%	5.44%	5.06%	5.49%	5.12%	-3.56%	-3.33%
Total return after incentive fees (2)	2.96%	4.10%	3.73%	4.16%	3.79%	-3.73%	-3.50%

	Winton Series		Frontier Heritage Series (5)
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2012	$138.00	$163.35	$104.37	$130.23
Net operating results:
Interest income	0.38	0.46	0.12	0.16
Expenses	(2.02)	(1.20)	(2.07)	(1.65)
Net gain/(loss) on investments, net of non-controlling interests	(4.64)	(5.49)	(6.37)	(7.96)

Net income/(loss)	(6.28)	(6.23)	(8.32)	(9.45)

Net asset value, June 30, 2012	$131.72	$157.12	$96.05	$120.78

Ratios to average net assets (3)
Net investment income/(loss) (7)	-4.75%	-1.82%	-7.48%	-4.59%
Expenses before incentive fees (6)	5.87%	2.94%	7.96%	5.07%
Expenses after incentive fees (6)	5.87%	2.94%	7.96%	5.07%
Total return before incentive fees (2)	-4.55%	-3.81%	-7.97%	-7.26%
Total return after incentive fees (2)	-4.55%	-3.81%	-7.97%	-7.26%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Formerly the Tiverton/Graham/Transtrend Series.
(5)	Formerly the Winton/Graham Series.
(6)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(7)	Includes the effect of incentive fees recorded during the period.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of June 30, 2013 and December 31, 2012 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For The Three Months Ended June 30, 2013

Monthly average contracts:	Bought	Sold

Frontier Long/Short Commodity Series	3,670	3,741
Balanced Series	6,978	7,692

For The Six Months Ended June 30, 2013

Monthly average contracts:	Bought	Sold

Frontier Long/Short Commodity Series	7,163	7,146
Balanced Series	15,942	16,826
Diversified Series	8	29

For The Three Months Ended June 30, 2012

Monthly average contracts:	Bought	Sold

Frontier Long/Short Commodity Series	4,900	5,200
Balanced Series	22,800	24,800
Frontier Masters Series	600	850

For The Six Months Ended June 30, 2012

Monthly average contracts:	Bought	Sold

Frontier Long/Short Commodity Series	9,500	10,800
Balanced Series	19,300	22,300
Diversified Series	900	700

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2013

	Frontier Long/Short
Type of contract	Commodity Series	Balanced Series	Diversified Series
Metals	$32,204	$7,011,103	$(141,927)
Currencies	(609,122)	(1,953,068)	—
Energies	1,049,306	(4,808,497)	—
Agriculturals	(351,544)	(2,116,456)	—
Interest rates	1,441,317	2,643,275	—
Stock indices	222,432	4,059,147	—

Realized trading income/(loss)(2)	$1,784,593	$4,835,504	$(141,927)

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2013

	Frontier Long/Short
Type of contract	Commodity Series	Balanced Series	Diversified Series
Metals	$(843,216)	$4,284,296	$(630,122)
Currencies	718,813	(2,263,103)	1,300,655
Energies	(2,647,045)	(4,777,890)	(3,465)
Agriculturals	(520,986)	(3,589,227)	8,936
Interest rates	1,679,296	(10,548,944)	(88,186)
Stock indices	1,482,150	14,019,704	146,263

Realized trading income/(loss)(2)	$(130,988)	$(2,875,164)	$734,081

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2013

	Frontier Long/Short
Type of contract	Commodity Series	Balanced Series	Diversified Series
Metals	$(96,233)	$1,695,301	$141,927
Currencies	95,841	(2,201,380)	—
Energies	(3,316,552)	(326,412)	—
Agriculturals	(34,697)	891,699	—
Interest rates	(1,436,420)	(1,783,752)	—
Stock indices	(61,201)	845,525	—

Change in unrealized trading income/(loss)(3)	$(4,849,262)	$(879,019)	$141,927

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2013

	Frontier Long/Short
Type of contract	Commodity Series	Balanced Series	Diversified0 Series
Metals	$256,087	$4,059,514	$608,392
Currencies	(211,781)	(2,768,785)	(1,191,389)
Energies	(1,720,406)	(1,656,463)	2,210
Agriculturals	407,787	506,151	(21,226)
Interest rates	(1,751,060)	(344,748)	79,060
Stock indices	(371,297)	1,404,334	(43,824)

Change in unrealized trading income/(loss)(3)	$(3,390,670)	$1,200,003	$(566,777)

(1)	The Frontier Diversified Series, Frontier Masters Series, Frontier Select Series (formerly known as Tiverton/Graham/Transtrend), Frontier Winton Series, and Frontier Heritage Series (formerly known as Winton/Graham Series) participate in trading activities through equity in earnings/(loss) from trading companies. The Diversified Series began consolidating the Frontier Trading Company V as of March 8, 2013.
(2)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures, forwards and options.
(3)	Amounts recorded in the Statements of Operations under Net change in open trade equity (deficit).

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

	Frontier Long/Short	Frontier Masters
Type of contract	Commodity Series	Series	Balanced Series
Metals	$73,309	$1,459,679	$1,533,584
Currencies	126,798	(264,914)	3,530,131
Energies	(530,107)	(37,248,330)	(708,342)
Agriculturals	(200,335)	2,054,984	(1,493,002)
Interest rates	(98,472)	(2,523,016)	1,398,865
Stock indices	105,906	645,276	633,403

Change in unrealized trading income/(loss)(3)	(522,901)	$(35,876,321)	$4,894,639

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2012 (1)

	Frontier Masters	Frontier Long/Short
Type of contract	Series	Commodity Series	Balanced Series
Metals	$31,892	$5,226,482	$1,233,499
Currencies	(72,360)	17,848,325	2,087,126
Energies	(601,387)	(30,765,512)	(1,224,801)
Agriculturals	(222,467)	4,067,889	(1,653,362)
Interest rates	(84,647)	(3,780,373)	1,499,033
Stock indices	100,587	1,129,051	594,863

Change in unrealized trading income/(loss)(3)	(848,382)	$(6,274,138)	$2,536,358

(1)	The Frontier Diversified Series, Frontier Select Sereis (formerly known as Tiverton/Graham/Transtrend Series), Frontier Heritage Series (formerly known as Winton/Graham Series) and Winton Series participate in trading activities through equity in earnings/(loss) from trading companies. The Frontier Long/Short Commodity Series consolidated Frontier Trading Company XVIII as of May 15, 2012 and the Balanced Series consolidated the Frontier Trading Company XVIII prior to May 15, 2012. The Balanced Series consolidated Frontier Trading Company XIV, LLC as of June 20, 2011 and Frontier Trading Company VI, LLC as of April 18, 2011.
(2)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures, forwards and options.
(3)	Amounts recorded in the Statements of Operations under Net change in open trade equity.

Certain financial instruments and derivative instruments are eligible for offset in the statements of financial condition under U.S. GAAP. The Series’ open trade equity/(deficit), options written, and receivable from Futures Commissions Merchants are subject to master netting arrangements and collateral arrangements and meet the U.S. GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Series’ policy is to recognize amounts subject to master netting arrangements on a net basis on the statements of financial condition.

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of June 30, 2013 and December 31, 2012.

Offsetting of Derivative Assets and Liabilities

As of June 30, 2013

	Gross Amounts of recognized Derivative Assets	Gross Amounts of recognized Derivative Liabilities	Net Amounts of Derivative Assets and Liabilities Presented in the Statements of Financial Condition
Frontier Long/Short Commodity Series
Open Trade Equity/(Deficit)	$12,043,993	$(14,751,210)	$(2,707,217)
Options Written	—	(320,050)	(320,050)
Receivable from Futures Commissions Merchants	21,217,269	(7,074,763)	14,142,506
Balanced Series
Open Trade Equity/(Deficit)	$4,962,501	$(4,525,623)	$436,878
Options Written	—	(144,318)	(144,318)
Receivable from Futures Commissions Merchants	27,807,069	(5,787,760)	22,019,309

As of December 31, 2012

	Gross Amounts of recognized Derivative Assets	Gross Amounts of recognized Derivative Liabilities	Net Amounts of Derivative Assets and Liabilities Presented in the Statements of Financial Condition
Frontier Long/Short Commodity Series
Open Trade Equity/(Deficit)	$3,314,175	$(4,133,710)	$(819,535)
Options Written	—	(928,690)	(928,690)
Receivable from Futures Commissions Merchants	22,276,098	(7,505,125)	14,770,973
Balanced Series
Open Trade Equity/(Deficit)	$4,215,436	$(4,887,947)	$(672,511)
Options Written	—	(165,363)	(165,363)
Receivable from Futures Commissions Merchants	98,277,094	(6,233,501)	92,043,593

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

11. Subsequent Events

None.

The Frontier Fund

Consolidated Statements of Financial Condition

June 30, 2013 and December 31, 2012

	6/30/2013	12/31/2012
	(unaudited)
ASSETS
Cash and cash equivalents	$5,194,516	$17,094,782
U.S. Treasury securities, at fair value	—	18,001,322
Custom time deposits	269,529,099	311,468,033
Receivable from futures commission merchants	106,016,204	148,029,229
Open trade equity, at fair value	8,452,103	12,116,649
Swap contracts, at fair value	21,876,339	22,289,479
Prepaid service fees	73,666	140,203
Interest receivable	609	251,630
Receivables from related parties	161,795	—
Other assets	50	35,043

Total Assets	$411,304,381	$529,426,370

LIABILITIES & CAPITAL

LIABILITIES
Written options, at fair value	$2,376,367	$4,199,198
Pending owner additions	41,064	160,672
Owner redemptions payable	1,994,477	1,430,638
Incentive fees payable to Managing Owner	—	732,119
Management fees payable to Managing Owner	698,964	1,003,663
Interest payable to Managing Owner	463,436	569,115
Trading fees payable to Managing Owner	487,886	602,333
Service fees payable to Managing Owner	502,668	652,500
Payables to related parties	33,137	38,925
Other liabilities	11,411	51,484

Total Liabilities	6,609,410	9,440,647

CAPITAL
Managing Owner Units	5,790,819	6,287,766
Limited Owner Units	398,904,152	513,697,957

Total Capital	404,694,971	519,985,723

Total Liabilities and Capital	$411,304,381	$529,426,370

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Condensed Schedule of Investments

June 30, 2013 (Unaudited)

Description	Value	% of Total Capital (Net Asset Value)

LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$261,145	0.06%
Various base metals futures contracts (U.S.)	33,680	0.01%
Various currency futures contracts (Far East)	(1,334)	0.00%
Various currency futures contracts (U.S.)	(1,533,630)	-0.38%
Various energy futures contracts (U.S.)	(2,119,324)	-0.52%
Various interest rates futures contracts (Canada)	14,022	0.00%
Various interest rates futures contracts (Europe)	(1,792,323)	-0.44%
Various interest rates futures contracts (Far East)	1,760	0.00%
Various interest rates futures contracts (Oceanic)	1,316	0.00%
Various interest rates futures contracts (U.S.)	(2,667,730)	-0.66%
Various precious metal futures contracts (U.S.)	110,360	0.03%
Various soft futures contracts (Canada)	(3,489)	0.00%
Various soft futures contracts (Europe)	13,439	0.00%
Various soft futures contracts (Far East)	(45,996)	-0.01%
Various soft futures contracts (U.S.)	(1,092,693)	-0.27%
Various stock index futures contracts (Canada)	(1,084)	0.00%
Various stock index futures contracts (Europe)	43,033	0.01%
Various stock index futures contracts (Far East)	309,033	0.08%
Various stock index futures contracts (Oceanic)	(822)	0.00%
Various stock index futures contracts (U.S.)	(592,604)	-0.15%

Total Long Futures Contracts	$(9,063,241)	-2.24%

OPTIONS PURCHASED *
Various base metals futures contracts (Europe)	$6,668,785	1.65%
Various currency futures contracts (U.S.)	557,680	0.14%
Various energy futures contracts (U.S.)	1,263,194	0.31%
Various soft futures contracts (U.S.)	1,358,386	0.34%
Various stock index futures contracts (U.S.)	1,660,224	0.41%

Total Options Purchased	$11,508,269	2.85%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$4,307,692	1.06%
Various base metals futures contracts (U.S.)	121,363	0.03%
Various currency futures contracts (U.S.)	2,193,961	0.54%
Various energy futures contracts (Europe)	14,559	0.00%
Various energy futures contracts (U.S.)	(1,684,351)	-0.42%
Various interest rates futures contracts (Canada)	53,986	0.01%
Various interest rates futures contracts (Europe)	(305,931)	-0.08%
Various interest rates futures contracts (Far East)	(7,595)	0.00%
Various interest rates futures contracts (Oceanic)	(68,115)	-0.02%
Various interest rates futures contracts (U.S.)	696,049	0.17%
Various precious metal futures contracts (U.S.)	4,055,710	1.00%
Various soft futures contracts (Canada)	557	0.00%
Various soft futures contracts (Europe)	147,116	0.04%
Various soft futures contracts (U.S.)	2,119,822	0.52%
Various stock index futures contracts (Africa)	6,481	0.00%
Various stock index futures contracts (Canada)	323	0.00%
Various stock index futures contracts (Europe)	(126,473)	-0.03%
Various stock index futures contracts (Far East)	(267,090)	-0.07%
Various stock index futures contracts (Oceanic)	(16,472)	0.00%
Various stock index futures contracts (U.S.)	(111,945)	-0.03%

Total Short Futures Contracts	$11,129,647	2.72%

CURRENCY FORWARDS *
Various currency forward contracts	$(5,122,572)	-1.27%

Total Currency Forwards	$(5,122,572)	-1.27%

Total Open Trade Equity	$8,452,103	2.06%

OPTIONS WRITTEN *
Various base metals futures contracts (Europe)	$(1,126,947)	-0.28%
Various currency futures contracts (U.S.)	(82,650)	-0.02%
Various energy futures contracts (U.S.)	(56,030)	-0.01%
Various precious metal futures contracts (U.S.)	(421,920)	-0.10%
Various soft futures contracts (U.S.)	(364,460)	-0.09%
Various stock index futures contracts (U.S.)	(324,360)	-0.08%

Total Options Written	$(2,376,367)	-0.58%

SWAPS (1)
Frontier Balanced RCW-1 Swap	$16,811,679	4.15%
Frontier Brevan Howard DB Swap	5,064,660	1.25%

Total Swaps	$21,876,339	5.40%

*	Except for those items discloses, no individual futures, forwards, and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates will not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Condensed Schedule of Investments

December 31, 2012

Description	Value	% of Total Capital (Net Asset Value)

LONG FUTURES CONTRACTS *
Various stock index futures contracts (U.S.)	$(708,671)	-0.14%
Various stock index futures contracts (Oceanic)	190,826	0.04%
Various stock index futures contracts (Mexico)	1,548	0.00%
Various stock index futures contracts (Far East)	3,549,518	0.68%
Various stock index futures contracts (Europe)	(1,746,507)	-0.34%
Various stock index futures contracts (Canada)	272,823	0.05%
Various stock index futures contracts (Africa)	97,909	0.02%
Various soft futures contracts (U.S.)	(2,211,954)	-0.43%
Various soft futures contracts (Europe)	(145,288)	-0.03%
Various soft futures contracts (Canada)	(335)	0.00%
Various precious metal futures contracts (U.S.)	(756,478)	-0.15%
Various interest rates futures contracts (U.S.)	(609,966)	-0.12%
Various interest rates futures contracts (Oceanic)	298,169	0.06%
Various interest rates futures contracts (Far East)	(428,542)	-0.08%
Various interest rates futures contracts (Europe)	2,592,153	0.50%
Various interest rates futures contracts (Canada)	(120,227)	-0.02%
Various energy futures contracts (U.S.)	13,149,004	2.53%
Various energy futures contracts (Far East)	462	0.00%
Various currency futures contracts (U.S.)	(2,156,861)	-0.41%
Various base metals futures contracts (U.S.)	(9,439)	0.00%
Various base metals futures contracts (Europe)	3,463,404	0.67%

Total Long Futures Contracts	$14,721,548	2.83%

OPTIONS PURCHASED *
Various stock index futures contracts (U.S.)	$439,170	0.08%
Various soft futures contracts (U.S.)	1,320,884	0.25%
Various precious metals futures contracts (U.S.)	711,000	0.14%
Various energy futures contracts (U.S.)	6,285,280	1.21%
Various currency futures contracts (U.S.)	2,901,488	0.56%
Various base metals futures contracts (Europe)	2,277,291	0.44%

Total Options Purchased	$13,935,113	2.68%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(76,900)	-0.01%
Various base metals futures contracts (Europe)	(7,712,906)	-1.48%
Various currency futures contracts (U.S.)	3,852,251	0.74%
Various currency futures contracts (Canada)	-	0.00%
Various currencey futures contracts (Far East)	684	0.00%
Various stock index futures contracts (U.S.)	(373,552)	-0.07%
Various stock index futures contracts (Europe)	86,644	0.02%
Various stock index futures contracts (Far East)	(630,695)	-0.12%
Various stock index futures contracts (Canada)	(6,159)	0.00%
Various soft futures contracts (U.S.)	2,445,673	0.47%
Various soft futures contracts (Europe)	122,990	0.02%
Various interest rates futures contracts (U.S.)	(385,887)	-0.07%
Various interest rates futures contracts (Oceanic)	(17,218)	0.00%
Various interest rates futures contracts (Far East)	197,000	0.04%
Various interest rates futures contracts (Europe)	(1,273)	0.00%
Various interest rates futures contracts (Canada)	81,091	0.02%
Various precious metal futures contracts (U.S.)	476,388	0.09%
Various energy futures contracts (U.S.)	(15,297,097)	-2.94%
Various energy futures contracts (Europe)	7,109	0.00%

Total Short Futures Contracts	$(17,231,857)	-3.29%

CURRENCY FORWARDS *
Various currency futures contracts	$691,845	0.13%

Total Currency Forwards	$691,845	0.13%

Total Open Trade Equity	$12,116,649	2.35%

OPTIONS WRITTEN *
Various stock index futures contracts (U.S.)	$(165,363)	-0.03%
Various soft futures contracts (U.S.)	(447,693)	-0.09%
Various precious metal futures contracts (U.S.)	(540,330)	-0.10%
Various currency futures contracts (U.S.)	(1,340,750)	-0.26%
Various base metals futures contracts (Europe)	(261,172)	-0.05%
Various energy futures contracts (U.S.)	(1,443,890)	-0.28%

Total Options Written	$(4,199,198)	-0.81%

SWAPS (1)
Frontier Balanced RCW-1 Swap (U.S.)	$17,785,733	3.42%
Frontier Balanced DB Swap (U.S.)	2,702,247	0.52%
Frontier Currency DB Swap (U.S.)	1,801,498	0.35%

Total Swaps	$22,289,478	4.29%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value	Fair Value

$36,700,000	U.S. Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039)	$18,001,322	3.46%

	Total U.S. Treasury Securities	$18,001,322	3.46%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to the Consolidated Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statements of Operations

For the Three Months Ended June 30, 2013 and June 30, 2012 (Unaudited)

	6/30/2013	6/30/2012
Investment income:
Interest - net	$1,264,444	$1,406,920

Total Income	1,264,444	1,406,920

Expenses:
Incentive Fees	433,445	5,389,883
Management Fees	2,224,373	3,290,628
Service Fees - Class 1	1,979,570	2,631,478
Trading Fees	1,585,219	1,983,352

Total Expenses	6,222,607	13,295,341

Investment income/(loss) - net	(4,958,163)	(11,888,421)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(16,977,918)	49,258,596
Net change in open trade equity/(deficit)	(3,856,110)	(32,606,226)
Net realized gain/(loss) on swap contracts	(1,908,743)	—
Net unrealized gain/(loss) on swap contracts	231,605	682,682
Net realized gain/(loss) on U.S. Treasury securities	—	491,966
Net unrealized gain/(loss) on U.S. Treasury securities	—	(649,773)
Trading commissions	(1,642,520)	(2,214,178)
Net realized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—	—
Net unrealized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—	3,894

Net gain/(loss) on investments	(24,153,686)	14,966,961

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(29,111,849)	$3,078,540

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statements of Operations

For the Six Months Ended June 30, 2013 and June 30, 2012 (Unaudited)

	6/30/2013	6/30/2012
Investment income:
Interest - net	$2,562,817	$2,957,625

Total Income	2,562,817	2,957,625

Expenses:
Incentive Fees	889,025	5,673,583
Management Fees	4,727,150	6,567,116
Service Fees - Class 1	4,067,740	5,439,667
Trading Fees	3,251,764	4,031,386

Total Expenses	12,935,679	21,711,752

Investment income/(loss) - net	(10,372,862)	(18,754,127)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(12,672,241)	19,524,518
Net change in open trade equity/(deficit)	(1,136,263)	(11,078,556)
Net realized gain/(loss) on swap contracts	(1,908,743)	(525,237)
Net unrealized gain/(loss) on swap contracts	(163,140)	1,278,911
Net realized gain/(loss) on U.S. Treasury securities	1,078,008	854,738
Net unrealized gain/(loss) on U.S. Treasury securities	(1,154,477)	(1,658,750)
Trading commissions	(2,897,887)	(4,136,787)
Net realized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—	(2,172,987)
Net unrealized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—	2,084,880

Net gain/(loss) on investments	(18,854,743)	4,170,730

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(29,227,605)	$(14,583,397)

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statement of Changes in Owners’ Capital

For the Six Months Ended June 30, 2013 (Unaudited)

	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2012	$6,287,766	$513,697,957	$519,985,723
Sale of Units	61,988	5,880,903	5,942,891
Redemption of Units	(61,990)	(91,944,048)	(92,006,038)
Net increase/(decrease) in Owners’ Capital resulting from operations	(496,945)	(28,730,660)	(29,227,605)

Owners’ Capital, June 30, 2013	$5,790,819	$398,904,152	$404,694,971

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(29,227,605)	$(14,583,397)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	3,664,546	7,925,259
Net change in options written	(1,822,831)	1,640,111
Net unrealized gain/(loss) on swap contracts	163,140	(1,278,911)
Net realized gain/(loss) on swap contracts	1,908,743	525,237
Net unrealized gain/(loss) on U.S. Treasury securities	1,154,477	1,658,750
Net realized gain/(loss) on U.S. Treasuries securities	(1,078,008)	(854,738)
Net realized gain/(loss) on investment in Berkeley Colorado Quantitative Fund LLC	—	2,172,987
Net unrealized gain/loss on investment in Berkeley Colorado Quantitative Fund LLC	—	(2,084,880)
(Purchases) sales of:
Sales of swap contracts	4,341,257	10,362
(Purchases) of swap contracts	(6,000,000)	—
Sales of U.S. Treasury securities	17,924,853	37,817,176
Sales of custom time deposits	41,938,934	25,151,234
Interest rollover of custom time deposits	—	—
Sales of Berkeley Colorado Quantitative Fund LLC	—	6,182,737
Increase and/or decrease in:
Receivable from futures commission merchants	42,013,025	(29,230,081)
Control of ownership of trading companies	—	—
Contributions to trading companies	—	—
Distributions from trading companies	—	—
Prepaid service fees	66,537	163,920
Interest receivable	251,021	533,154
Receivable from related parties	(161,795)	(8,994)
Other assets	34,993	(78,951)
Incentive fees payable to Managing Owner	(732,119)	3,557,713
Management fees payable to Managing Owner	(304,699)	(108,704)
Interest payable to Managing Owner	(105,679)	(113,893)
Trading fees payable to Managing Owner	(114,447)	(34,619)
Service fees payable to Managing Owner	(149,832)	(79,800)
Payables to related parties	(5,788)	(1,733)
Other liabilities	(40,073)	50,882

Net cash provided by (used in) operating activities	73,718,650	38,930,821

Cash Flows from Financing Activities:
Proceeds from sale of capital	5,942,891	30,899,325
Payment for redemption of capital	(92,006,038)	(68,073,443)
Pending owner additions	(119,608)	(157,508)
Redemptions payable	563,839	(2,505,055)

Net cash provided by (used in) financing activities	(85,618,916)	(39,836,681)

Net increase (decrease) in cash and cash equivalents	(11,900,266)	(905,860)
Cash and cash equivalents, beginning of period	17,094,782	27,452,803

Cash and cash equivalents, end of period	$5,194,516	$26,546,943

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

The Trust has eight (8) separate and distinct Series of Units issued and outstanding: Frontier Diversified Series, Frontier Masters Series, Frontier Long/Short Commodity Series, Balanced Series, Currency Series (ceased trading on April 18, 2013), Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Winton Series, and Frontier Heritage Series (formerly Winton/Graham Series) (each a “Series” and collectively, the “Series”). The Trust financial statements are comprised of unitized Series which are consolidated into the Trust financial statements. However, the consolidated Trust does not issue units.

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

As of June 30, 2013, the Trust, with respect to the Frontier Diversified Series, Frontier Masters Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Winton Series and Frontier Heritage Series (formerly Winton/Graham Series) separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Balanced Series, and Frontier Long/Short Commodity Series separates Units into six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of certificates of deposit and custom time deposits. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

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

U.S. Treasury Securities—U.S. Treasury Securities are reported at fair value as Level 1 inputs under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Trust values U.S. Treasury Securities at fair value and records the daily change in value in the consolidated statements of operations as net unrealized gain/(loss) on U.S. Treasury securities. Accrued interest is reported on the consolidated statements of financial condition as interest receivable. All U.S. Treasury Securities have been liquidated as of June 30, 2013.

Custom Time Deposits—Custom time deposits are structured deposit agreements with U.S. Bank National Association that earn a guaranteed fixed interest rate between 3.75%, mature nine months from the deposit date and are subject to automatic six-month rollovers through October 2015. Custom time deposits were purchased on April 1, 2010, September 15, 2009, October 21, 2008 and October 30, 2008. Interest is paid monthly or at least every nine months. Unscheduled withdrawals will be subject to certain penalties and other costs of up to 1.0% of the amount deposited if withdrawn within the first nine months from the deposit date. The withdrawal fee is set at 0.225% for the period from nine months to one year subsequent to the deposit date and decreases by .05% increments for each year thereafter through the maturity date. In May 2011, July 2011, August 2011 and January 2012, October 2012, November 2012, April 2013 and June 2013, the Trust, redeemed approximately $25 million, $25 million, $50 million $25 million, $16 million, $5 million and $35 million, respectively, in custom time deposits held with U.S. Bank N.A which represented a full liquidation of the 2.17% investment tranche and an additional $65 million of the 3.75% tranche. Custom time deposits are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. The Trust values the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.50 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to ASC 820.

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

Any change in net unrealized gain or loss from the preceding period is reported in the consolidated statements of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the interbank market. For U.S. Treasury securities, interest iwas recognized in the period earned and the instruments were marked-to-market daily based on third party information. Custom time deposits are valued at face value plus accrued interest and the interest income is recognized in the period earned. Transaction costs are recognized as incurred and reflected separately in the consolidated statements of operations.

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

Allocation of Earnings—Each Series of the Trust maintains three or six classes of Units—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a). All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3 and Class 3a Units based on each Class’ respective owners’ capital balances as applicable to the classes maintained by the Series.

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

Recently Issued Accounting Pronouncements—In June of 2013, FASB issued ASU 2013-08 to (i) modify Topic 946 for determining whether an entity is an investment company; (ii) update the measurement requirements for noncontrolling interests in other investment companies; and (iii) require additional disclosures for investment companies under U.S. GAAP. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material impact on the financial positions or results of operations.

Recently Adopted Accounting Pronouncements—In December of 2011, FASB issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. FASB issued additional clarification to specify that the guidance applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria of the Codification or subject to a master netting arrangement or similar agreement. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material impact on the Trust’s financial position or results of operations and is discussed in Note 7.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$13,574,675	$(5,122,572)	$—	$8,452,103
Swap Contracts	—	—	21,876,339	21,876,339
Written Options	—	(2,376,367)	—	(2,376,367)

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$(2,510,310)	$14,626,959	$—	$12,116,649
Swap Contracts	—	—	22,289,478	22,289,478
U.S. Treasury Securities	18,001,322	—	—	18,001,322
Written Options	—	(4,199,198)	—	(4,199,198)

For the Six Months Ended June 30, 2013
Balance of recurring Level 3 assets as of January 1, 2013	$22,289,479
Total gains or losses (realized/unrealized):
Included in earnings-realized	(1,908,743)
Included in earnings-unrealized	(163,140)
Purchases of investments	6,000,000
Sales of investments	(4,341,257)
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of June 30, 2013	$21,876,339

For the Year Ended December 31, 2012
Balance of recurring Level 3 assets as of January 1, 2012	$24,211,688
Total gains or losses (realized/unrealized):
Included in earnings-realized	(525,237)
Included in earnings-unrealized	(1,387,160)
Purchases of investments	—
Sales of investments	(9,812)
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2012	$22,289,479

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of June 30, 2013 and December 31, 2012, approximately 5.3% and 4.0%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

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

The Trust had invested in the following swaps as of and for the six months ended June 30, 2013:

	Total Return Swap	Balanced Series Option/Swap	Option
Counterparty	DeutscheBank	Societe Generale	DeutscheBank
Notional Amount	$40,000,000	$52,651,671	$—
Termination Date	3/26/2018	11/21/2014	6/30/2016
Investee Returns	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$(1,908,743)

Unrealized Gain/(Loss)	$(935,340)	$(974,054)	$1,746,254

Fair Value as of 6/30/13	$5,064,660	$16,811,679	$—

The Trust had invested in the following swaps as of and for the year ended December 31, 2012:

	Credit Default Swap	Credit Default Swap	Option/Swap	Total Return Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale	DeutscheBank
Notional Amount	$—	$—	$20,486,403	$23,551,287
Termination Date	3/20/2012	3/20/2012	11/21/2014	6/30/2016
Investee Returns	On Default	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$(407,283)	$(117,954)	$—	$—

Unrealized Gain/(Loss)	$(215,874)	$117,954	$78,977	$(1,378,028)

Fair Value as of 12/31/2012	$—	$—	$17,785,733	$4,503,745

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

Expenses

Management Fees—Each Series of the Trust pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets attributable to such Series (including notional assets), calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series, 2.0% for the Winton Series, Frontier Long/Short Commodity Series Class 1 a and Class 2a and Frontier Masters Series, 0.75% for Frontier Diversified Series, 2.5% for the Frontier Heritage Series (formerly Winton/Graham Series) and Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), and 3.5% for the Frontier Long/Short Commodity Series Class 1 and Class 2. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

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

Incentive Fees—Some Series of the Trust pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Balanced Series, Frontier Heritage Series (formerly Winton/Graham Series), Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), and Frontier Long/Short Commodity Series may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Balanced Series and the Frontier Diversified Series and 20% for the Winton Series, Frontier Heritage Series (formerly Winton/Graham Series), Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Frontier Long/Short Commodity Series and Frontier Masters Series. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Service Fees—In addition, with respect to Class 1 and Class 1a Units of each Series of the Trust, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee up to 3% annually, which the Managing Owner pays to selling agents of the Trust.

As of June 30, 2013, the Trust has a payable to the Managing Owner in the amounts of $0, $698,964, $463,436, $487,886 and $502,668 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2012, the Trust has a payable to the Managing Owner in the amounts of $732,119, $1,003,663, $569,115, $602,333 and $652,500 for incentive fees, management fees, interest, trading fees, and trailing service fees, respectively.

For the three months ended June 30, 2013, the Trust paid the Managing Owner $433,445, $2,224,373, $1,979,570 and $1,585,219 for incentive fees, management fees, service fees, and trading fees, respectively.

For the three months ended June 30, 2012, the Trust paid the Managing Owner $5,389,883, $3,290,628, $2,631,478 and $1,983,352 for incentive fees, management fees, service fees, and trading fees, respectively.

For the six months ended June 30, 2013, the Trust paid the Managing Owner $889,025, $4,727,150, $4,067,740 and $3,251,764 for incentive fees, management fees, service fees, and trading fees, respectively.

For the six months ended June 30, 2012, the Trust paid the Managing Owner $5,673,583, $6,567,116, $5,439,667 and $4,031,386 for incentive fees, management fees, service fees, and trading fees, respectively.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the six months ended June 30, 2013 amounts paid or owed to the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were ($1,574). For the year ended December 31, 2012 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $2,096.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Select Series (formerly Berkeley/Graham/Tiverton Series), Currency Series and Frontier Heritage Series (formerly Winton/Graham Series). For the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, and Balanced Series (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. During the three months ended June 30, 2013 and 2012 the Trust, with respect to the Series, paid $1,507,617 and $1,893,692, respectively, of such interest income to the Managing Owner. Such expenses are not included in the statements of operations of the Series. During the six months ended June 30, 2013 and 2012 the Trust, with respect to the Series, paid $3,089,699 and $3,907,894, respectively, of such interest income to the Managing Owner. Such expenses are not included in the statements of operations of the Series.

The Managing Owner paid to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $77,196 and $465,830 for the three and six months ended June 30, 2012. As of April 20, 2012, the contract with The Bornhoft Group Corporation was amended to provide for an annual payment of $600,000 for investment and advisor services and 0.1% annually of the trading level with the Balanced Series in lieu of a monthly service fee. The Managing Owner paid $274,246 and $657,374, respectively under this agreement for the three and six months ended June 30, 2013. The Managing Owner paid $324,029 under this agreement for the three and six months ended June 30, 2012.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $430,000 and $680,000, respectively, for the three and six months ended June 30, 2013.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $499,652 and $665,478, respectively, for the three months ended June 30, 2013 and 2012 and $1,047,744 and $1,365,020, respectively, for the six months ended June 30, 2013 and 2012.

Equinox Group Distributors LLC (formerly Bornhoft Group Securities Corporation), an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

6. Financial Highlights

The following information presents the financial highlights of the Trust for the three and six months ended June 30, 2013 and 2012. This data has been derived from the information presented in the consolidated financial statements.

	2013	2012
Six Months Ended
Ratios to average net assets (1)
Net investment gain/(loss) (1)	-4.27%	-5.26%
Expenses before incentive fees (3)	-5.18%	-5.31%
Expenses after incentive fees (3)	-5.37%	-6.24%

Total return before incentive fees (2)	-6.04%	-1.46%
Total return after incentive fees (2)	-6.23%	-2.39%

	2013	2012
Three Months Ended
Ratios to average net assets (1)
Net investment gain/(loss) (1)	-4.19%	-5.33%
Expenses before incentive fees (3)	-5.23%	-5.39%
Expenses after incentive fees (3)	-5.33%	-6.29%

Total return before incentive fees (2)	-6.46%	-1.42%
Total return after incentive fees (2)	-6.56%	-0.52%

(1)	Annualized with the exception of incentive fees.
(2)	Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series. See footnore 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

7. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of June 30, 2013 and December 31, 2012 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the three months ended June 30, 2013, the monthly average of futures contracts bought and sold was approximately 101,645 and 111,301, respectively. For the three months ended June 30, 2012, the monthly average of futures contracts bought and sold was approximately 29,700 and 33,800, respectively. For the six months ended June 30, 2013, the monthly average of futures contracts bought and sold was approximately 55,975 and 62,543, respectively. For the six months ended June 30, 2012, the monthly average of futures contracts bought and sold was approximately 28,300 and 30,850, respectively. The following tables summarize the trading revenues for the three and six months ended June 30, 2013 and 2012 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2013

Type of contract
Metals	$10,793,629
Currencies	(14,334,634)
Energies	(5,877,152)
Agriculturals	(1,379,232)
Interest rates	(10,154,625)
Stock indices	3,974,096

Realized trading income/(loss)(1)	$(16,977,918)

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2013

Type of contract
Metals	$5,862,091
Currencies	(6,757,507)
Energies	(11,446,766)
Agriculturals	(3,168,381)
Interest rates	(26,722,152)
Stock indices	29,560,474

Realized trading income/(loss)(1)	$(12,672,241)

(1)	Amounts recorded in the Consolidated Statements of Operations under net realized gain/(loss) on futures, forwards and options

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2013

Type of contract
Metals	$12,338,949
Currencies	(1,954,682)
Energies	(5,026,396)
Agriculturals	368,254
Interest rates	(8,205,502)
Stock indices	(1,376,733)

Change in unrealized trading income/(loss)(1)	$(3,856,110)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2013

Type of contract
Metals	$15,894,969
Currencies	(5,658,782)
Energies	(4,459,698)
Agriculturals	1,278,153
Interest rates	(6,112,416)
Stock indices	(2,078,489)

Change in unrealized trading income/(loss)(1)	$(1,136,263)

(1)	Amounts recorded in the Consolidate Statement of Operations under net change in open trade equity (deficit), at fair value.

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

Type of contract
Metals	$3,980,957
Currencies	4,289,317
Energies	(39,301,473)
Agriculturals	(33,318)
Interest rates	(1,443,830)
Stock indices	(97,879)

Realized trading income/(loss)(1)	$(32,606,226)

(1)	Amounts recorded in the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2012 (1)

Type of contract
Metals	$(15,142,145)
Currencies	(14,201,587)
Energies	19,072,628
Agriculturals	(3,020,414)
Interest rates	34,976,693
Stock indices	(2,160,657)

Change in unrealized trading income/(loss)(1)	$19,524,518

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2012 (1)

Type of contract
Metals	$6,720,298
Currencies	17,461,854
Energies	(34,586,957)
Agriculturals	1,430,532
Interest rates	(2,358,221)
Stock indices	253,938

Change in unrealized trading income/(loss)(1)	$(11,078,556)

(1)	Amounts recorded in the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

Certain financial instruments and derivative instruments are eligible for offset in the statements of financial condition under U.S. GAAP. The Trust’s open trade equity/(deficit), options written, and receivable from Futures Commissions Merchants are subject to master netting arrangements and collateral arrangements and meet the U.S. GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Trust’s policy is to recognize amounts subject to master netting arrangements on a net basis on the statements of financial condition.

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the statements of financial condition as of June 30, 2013 and December 31, 2012:

Offsetting of Derivative Assets and Liabilities

As of June 30, 2013

	Gross Amounts of recognized Derivative Assets	Gross Amounts of recognized Derivative Liabilities	Net Amounts of Derivative Assets and Liabilities Presented in the Statements of Financial Condition
Open Trade Equity/(Deficit)	$75,672,703	$(67,220,600)	$8,452,103
Options Written	—	(2,376,367)	(2,376,367)
Receivable from Futures Commissions Merchants	198,013,272	(91,997,068)	106,016,204

As of December 31, 2012

	Gross Amounts of recognized Derivative Assets	Gross Amounts of recognized Derivative Liabilities	Net Amounts of Derivative Assets and Liabilities Presented in the Statements of Financial Condition
Open Trade Equity/(Deficit)	$22,637,635	$(10,520,986)	$12,116,649
Options Written	—	(4,199,198)	(4,199,198)
Receivable from Futures Commissions Merchants	225,653,255	(77,624,026)	148,029,229

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

The Trust has eight (8) separate and distinct Series of Units issued and outstanding: Frontier Diversified Series, Frontier Masters Series, Frontier Long/Short Commodity Series, Balanced Series, Currency Series (ceased trading on April 18, 2013), Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Winton Series, and Frontier Heritage Series (formerly Winton/Graham Series) (each a “Series” and collectively, the “Series”). Each Series of Units has between two and six separate classes issued and/or outstanding – Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a as applicable to the Series.

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

Investment Transactions and Valuation

The Managing Owner has evaluated the nature and type of transactions processed and estimates that it makes in preparing the Trust’s financial statements and related disclosures under Accounting Standard Codification ( “ASC”) 820, Fair Value Measurements and Disclosure, and implemented the framework for measuring fair value for assets and liabilities.

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

The trading system of each of the major commodity trading advisors used by the Trading Companies is as follows:

Major Commodity Trading Advisor	Trading System Style
Beach Horizon LLP	Systematic
Cantab Capital Partners LLP	Systematic
Global Advisors (Jersey) Limited	Systematic
Graham Capital Management, L.P.	Systematic
Mesirow Financial Commodities Management, LLC	Discretionary
Quantitative Investment Management, LLC	Systematic
QuantMetrics Capital Management LLP	Systematic
Red Oak Commodity Advisors, Inc.	Discretionary
Rosetta Capital Management, LLC	Discretionary
Skyline Management, Inc.	Discretionary
Tiverton Trading	Discretionary
Transtrend B.V.	Systematic
Winton Capital Management Ltd.	Systematic

As of June 30, 2013, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

	Allocation as of June 30, 2013 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
Advisor	Frontier Diversified Series	Frontier Long/Short Commodity Series	Frontier Masters Series	Balanced Series	Frontier Select Series*	Winton Series	Frontier Heritage Series**
Beach Horizon LLP	13%	13%	—	7%	—	—	—
Cantab Capital Partners LLP	21%	—	26%	17%	—	—	—
Global Advisors (Jersey) Limited	—	14%	—	—	—	—	—
Brevan Howard Systematic Trading	2%	—	—	—	26%	—	45%
Mesirow Financial Commodities Management, LLC	5%	14%	—	—	—	—	—
Quantitative Investment Management, LLC	11%	—	—	19%	—	—	—
QuantMetrics Capital Management LLP	8%	—	—	—	—	—	—
Red Oak Commodity Advisors, Inc.	—	16%	—	—	—	—	—
Rosetta Capital Management, LLC	—	11%	—	—	—	—	—
Skyline Management, Inc.	—	10%	—	—	—	—	—
Tiverton Trading	17%	—	22%	13%	42%	—	—
Transtrend B.V.	—	—	28%	—	32%	—	—
Winton Capital Management Ltd.	13%	—	24%	14%	—	100%	55%

*	Formerly the Tiverton/Graham/Transtrend Series.
**	Formerly the Winton/Graham Series.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At June 30, 2013, cash deposited at the clearing brokers was $22,019,309 for the Balanced Series and $14,142,506 for the Frontier Long/Short Commodity Series. At December 31, 2012, cash deposited at the clearing brokers was $92,043,593 for the Balanced Series and $14,770,973 for the Frontier Long/Short Commodity Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Currency Series, and Frontier Heritage Series (formerly Winton/Graham Series). For the Balanced Series (Class 1a and Class 2a only) and Frontier Long/Short Commodity Series 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held in either U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of June 30, 2013, total cash and cash equivalents and custom time deposits held at banking institutions were $53,570,120 for the Frontier Diversified Series, $31,693,775 for the Frontier Masters Series, $32,216,810 for the Frontier Long/Short Commodity Series, $92,366,437 for the Balanced Series, $17,118,300 for the Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), $32,810,378 for the Winton Series, and $14,920,766 for the Frontier Heritage Series (formerly Winton/Graham Series). As of December 31, 2012, total cash and cash equivalents and custom time deposits held at banking institutions were $69,557,079 for the Frontier Diversified Series, $43,037,890 for the Frontier Long/Short Commodity Series, $39,831,538 for the Frontier Masters Series, $107,090,046 for the Balanced Series, $17,301,848 for the Frontier Select Series (formerly the Tiverton/Graham/Transtrend Series), $32,541,850 for the Winton Series, and $13,964,174 for the Frontier Heritage Series (formerly the Winton/Graham Series). During the six months of 2013, the Trust experienced redemptions in excess of subscriptions due primarily to five of the eight Series being closed to new investments and to the termination of a selling agent relationship. The Managing Owner does not expect any impact on the investment mix of any Series due to the high level of liquidity maintained in the Trust.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the period ending June 30, 2013, the Trust was able to pay all redemptions.

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

Results of Operations

Series Returns and Other Information

The returns for each Series and Class of Units for the three and six months ended June 30, 2013 and June 30, 2012, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during fiscal 2013 and 2012. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012.

Frontier Diversified Series

2013

The Frontier Diversified Series – Class 1 NAV lost 8.25% for the three months ended June 30, 2013, net of fees and expenses; the Frontier Diversified Series – Class 2 NAV lost 7.84% for the three months ended June 30, 2013, net of fees and expenses.

For the three months ended June 30, 2013 the Frontier Diversified Series recorded a net loss on investments of $7,089,299, net investment income of $462,159, and total expenses of $1,293,002, resulting in a net decrease in Owners’ capital from operations of $7,920,142. The NAV per Unit, Class 1, decreased from $93.21 at March 31, 2013, to $85.55 as of June 30, 2013. The NAV per Unit, Class 2, decreased from $99.64 at March 31, 2013, to $91.85 as of June 30, 2013. Total Class 1 subscriptions and redemptions for the period were $579,744 and $5,428,635, respectively. Total Class 2 subscriptions and redemptions for the period were $431,750 and $5,992,906, respectively. Ending capital at June 30, 2013, was $45,238,450 for Class 1 and $44,531,683 for Class 2. Ending capital at March 31, 2013, was $54,151,338 for Class 1 and $53,948,984 for Class 2.

The Frontier Diversified Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Frontier Diversified Series were profitable in Q2 2013. Stock Indices and Metals were profitable while Interest Rates, Currencies, Agriculturals and Energies finished negative for the quarter.

The Stock Indices and Metals sectors are positive YTD while Interest Rates, Currencies, Agriculturals and Energies are negative YTD.

In terms of major CTA performance, One of the eight major CTAs in the Frontier Diversified Series was profitable in Q2 2013 . Tiverton was profitable while Cantab, QIM, Beach Horizon, Mesirow, Quantmetrics, Brevan Howard and Winton finished negative in the quarter. In terms of YTD performance Mesirow, Tiverton and Winton are positive YTD while Cantab, QIM, Quantmetrics, Beach Horizon and Brevan Howard are negative YTD.

2012

The Frontier Diversified Series – Class 1 NAV gained 2.5%, for the three months ended June 30, 2012, net of fees and expenses; the Frontier Diversified Series – Class 2 NAV gained 3.0% for the three months ended June 30, 2012, net of fees and expenses.

For the three months ended June 30, 2012, the Frontier Diversified Series recorded net gain on investments of $6,100,289, net investment income of $545,961, and total expenses of $3,224,069, resulting in a net increase in Owners’ capital from operations of $3,422,181. The NAV per Unit, Class 1, decreased from $95.23 at March 31, 2012, to $97.60 as of June 30, 2012. The NAV per Unit, Class 2, decreased from $100.04 at March 31, 2012, to $102.99 as of June 30, 2012. Total Class 1 subscriptions and redemptions for the period were $1,784,124 and $5,051,617, respectively. Total Class 2 subscriptions and redemptions for the period were $2,008,495 and $2,867,757, respectively. Ending capital at June 30, 2012, was $66,465,756 for Class 1 and $58,580,116 for Class 2. Ending capital at March 31, 2012, was $68,071,953 for Class 1 and $57,678,493 for Class 2.

The Frontier Diversified Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Frontier Diversified Series

Two of the six sectors traded in the Frontier Diversified Series were profitable in Q2 2012. Metals and Interest Rates were profitable while Stock Indices, Currencies, Agriculturals and Energies finished negative for the quarter.

In terms of major CTA performance, four of the seven major CTAs in the Frontier Diversified Series were profitable in Q2 2012. Cantab, Quantmetrics, QIM and Transtrend were profitable while Graham, Tiverton and Winton finished negative for the quarter.

Frontier Masters Series

2013

The Frontier Masters Series – Class 1 NAV lost 6.76% for the three months ended June 30, 2013, net of fees and expenses; the Frontier Masters Series – Class 2 NAV lost 6.34% for the three months ended June 30, 2013, net of fees and expenses.

For the three months ended June 30, 2013 the Frontier Masters Series recorded a net loss on investments of $2,575,152, net investment income of $224,184, and total expenses of $795,435, resulting in a net decrease in Owners’ capital from operations of $3,146,403. The NAV per Unit, Class 1, decreased from $101.64 at March 31, 2013, to $94.74 as of June 30, 2013. The NAV per Unit, Class 2, decreased from $108.60 at March 31, 2013, to $101.71 as of June 30, 2013. Total Class 1 subscriptions and redemptions for the period were $501,889 and $1,512,505, respectively. Total Class 2 subscriptions and redemptions for the period were $10,000 and $1,316,272, respectively. Ending capital at June 30, 2013, was $30,720,823 for Class 1 and $13,671,045 for Class 2. Ending capital at March 31, 2013, was $33,943,369 for Class 1 and $15,911,790 for Class 2.

The Frontier Masters Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Frontier Masters Series were profitable in Q2 2013. Metals and Stock Indices were positive while Currencies, Interest Rates, Energies and Agriculturals were negative for the quarter.

Metals, Agriculturals and Stock Indices are positive for the year while Interest Rates, Energies and Currencies are negative for the year.

In terms of major CTA performance, Tiverton finished positive for the quarter while Cantab, Transtrend and Winton finished negative for the quarter. Tiverton and Winton are positive YTD while Cantab and Transtrend are negative YTD.

2012

The Frontier Masters Series – Class 1 NAV gained 1.1% for the three months ended June 30, 2012, net of fees and expenses; the Frontier Masters Series – Class 2 NAV gained 1.5% for the three months ended June 30, 2012, net of fees and expenses.

For the three months ended June 30, 2012, the Frontier Masters Series recorded net gain on investments of $1,870,660, net investment income of $261,367, and total expenses of $945,962, resulting in a net increase in Owners’ capital from operations of $629,198, after non-controlling interests of ($556,867). The NAV per Unit, Class 1, increased from $100.95 at March 31, 2012, to $102.04 as of June 30, 2012. The NAV per Unit, Class 2, increased from $106.02 at March 31, 2012, to $107.65 as of June 30, 2012. Total Class 1 subscriptions and redemptions for the period were $1,984,416 and $979,842, respectively. Total Class 2 subscriptions and redemptions for the period were $248,006 and $652,806, respectively. Ending capital at June 30, 2012, was $36,383,500 for Class 1 and $18,178,556 for Class 2. Ending capital at December 31, 2011, was $35,022,932 for Class 1 and $18,310,152 for Class 2.

The Frontier Masters Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Frontier Masters Series

Three of the six sectors traded in the Frontier Masters Series were profitable in Q2 2012. Metals, Interest Rates and Agriculturals were positive while Energies, Currencies and Stock Indices were negative for the quarter.

In terms of major CTA performance, two of the four major CTAs in the Frontier Masters Series were profitable during the quarter. Cantab and Transtrend were positive while Winton and Tiverton finished negative for the quarter.

Frontier Long/Short Commodity Series

2013

The Frontier Long/Short Commodity Series – Class 2 NAV lost 7.34% for the three months ended June 30, 2013, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 NAV lost 7.34% for the three months ended June 30, 2013, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 1a NAV 7.47% for the three months ended June 30, 2013, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a NAV lost 7.07% for the three months ended June 30, 2013, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3a NAV lost 2.24% for the period ended June 30, 2013, net of fees and expenses.

For the three months ended June 30, 2013, the Frontier Long/Short Commodity Series recorded net loss on investments of $3,603,745, net investment income of $288,183, and total expenses of $869,367, resulting in a net decrease in Owners’ capital from operations of $3,329,202, after non-controlling interests of $855,727. The NAV per Unit, Class 2, decreased from $145.11 at March 31, 2013, to $134.46 as of June 30, 2013. The NAV per Unit, Class 3, decreased from $145.14 at March 31, 2013, to $134.49 as of June 30, 2013. The NAV per Unit, Class 1a, decreased from $107.97 at March 31, 2013, to $99.90 as of June 30, 2013. The NAV per Unit, Class 2a, decreased from $115.29 at March 31, 2013, to $107.14 as of June 30, 2013. The NAV per Unit, Class 3a, decreased from $109.60 at June 17, 2013 (Inception) to $107.14 as of June 30, 2013. Total Class 2 redemptions for the period were $573,095. There were no subscriptions. Total Class 3 redemptions for the period were $2,032,280. There were no subscriptions. Total Class 1a subscriptions and redemptions for the period were $284,877 and $1,734,830, respectively. Total Class 2a subscriptions and redemptions for the period were $5,000 and $1,971,429, respectively. Ending capital at June 30, 2013, was $4,750,431 for Class 2, $13,159,058 for Class 3, $14,941,599 for Class 1a, $7,499,957 for Class 2a and $34,379 for Class 3a. Ending capital at March 31, 2013, was $5,702,855 for Class 2, $16,256,087 for Class 3, $17,621,991 for Class 1a and $10,120,282 for Class 2a.

One of the seven sectors traded in the Frontier Long/Short Commodity Series was profitable in Q2 2013. Base Metals finished positive for the quarter while Energies, Financials, Grains, Meats, Precious Metals and Softs finished negative for the quarter.

Financials are positive YTD while Energies, Base Metals, Grains, Meats, Precious Metals and Softs are negative YTD.

In terms of major CTA performance, one of the six major CTAs in the Frontier Long/Short Commodity Series was profitable in Q2 2013. Red Oak finished positive for the quarter while Global Advisors, Beach Horizon, Rosetta, Strategic Ag and Mesirow were negative for the quarter.

Global Advisors, Mesirow and Red Oak are positive YTD while Beach Horizon, Rosetta and Strategic Ag are negative YTD.

The Frontier Long/Short Commodity Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors.

2012

The Frontier Long/Short Commodity Series – Class 1 NAV lost 4.6% for the three months ended June 30, 2012, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2 NAV lost 4.2% for the three months ended June 30, 2012, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 NAV lost 4.2% for the three months ended June 30, 2012, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 1a NAV lost 4.4% for the three months ended June 30, 2012, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a NAV lost 4.0% for the three months ended June 30, 2012, net of fees and expenses.

For the three months ended June 30, 2012, the Frontier Long/Short Commodity Series recorded net loss on investments of $938,042, net investment income of $348,055, and total expenses of $1,635,663, resulting in a net decrease in Owners’ capital from operations of $2,927,896, after non-controlling interests of ($702,246). The NAV per Unit, Class 1, decreased from $134.21 at March 31, 2012, to $128.07 as of June 30, 2012. The NAV per Unit, Class 2, decreased from $160.88 at March 31, 2012, to $154.20 as of June 30, 2012. The NAV per Unit, Class 3, decreased from $160.87 at March 31, 2012, to $154.18 as of June 30, 2012. The NAV per Unit, Class 1a, decreased from $120.55 at March 31, 2012, to $115.26 as of June 30, 2012. The NAV per Unit, Class 2a, decreased from $126.57 at March 31, 2012, to $121.54 as of June 30, 2012. Total Class 1 subscriptions and redemptions for the period were $3,616 and $975,091, respectively. Total Class 2 redemptions for the period were $210,496. There were no subscriptions. Total Class 3 subscriptions and redemptions for the period were $858,421 and $1,997,496, respectively. Total Class 1a subscriptions and redemptions for the period were $1,012,507 and $646,287, respectively. Total Class 2a subscriptions and redemptions for the period were $1,765,850 and $251,431, respectively. Ending capital at June 30, 2012, was $417,015 for Class 1, $8,383,574 for Class 2, $25,411,238 for Class 3, $19,564,499 for Class 1a and $12,509,571 for Class 2a. Ending capital at March 31, 2012 was $1,449,541 for Class 1, $8,958,148 for Class 2, $27,652,652 for Class 3, $20,092,488 for Class 1a and $11,501,371 for Class 2a.

The Frontier Long/Short Commodity Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors.

Frontier Long/Short Commodity Series

Three of the seven sectors traded in the Frontier Long/Short Commodity Series were profitable in Q2 2012. Base Metals, Grains and Softs were positive while Precious Metals, Energies, Meats and Financials were negative for the quarter.

In terms of major CTA performance, one of the six major CTAs in the Frontier Long/Short Commodity Series was profitable in Q2 2012. Rosetta finished positive while Beach Horizon, Global Advisors, Strategic Ag, Red Oak and Mesirow were negative for the quarter.

Balanced Series

2013

The Balanced Series – Class 1 NAV lost 8.15% for the three months ended June 30, 2013, net of fees and expenses; the Balanced Series – Class 2 NAV lost 7.46% for the three months ended June 30, 2013, net of fees and expenses; the Balanced Series – Class 2a NAV lost 7.10% for the three months ended June 30, 2013, net of fees and expenses; the Balanced Series – Class 3a NAV lost 7.10% for the three months ended June 30, 2013, net of fees and expenses.

For the three months ended June 30, 2013, the Balanced Series recorded net loss on investments of $8,942,702, net investment income of $75,270, and total expenses of $2,071,491, resulting in a net decrease in Owners’ capital from operations of $13,129,934 after non- controlling interests of $2,191,011. The NAV per Unit, Class 1, decreased from $114.20 at March 31, 2013, to $104.89 at June 30, 2013. The NAV per Unit, Class 2, decreased from $147.55 at March 31, 2013, to $136.54 at June 30, 2013. For Class 2a, the NAV per Unit decreased from $123.46 at March 31, 2013, to $114.69 at June 30, 2013. For Class 3a, the NAV per Unit decreased from $123.05 at March 31, 2013, to $114.31at June 30, 2013. Total Class 1 subscriptions and redemptions for the period were $75,683 and $11,942,286, respectively. Total Class 2 subscriptions and redemptions for the period were $3,836 and $5,273,677, respectively. Total Class 2a redemptions for the period were $77,242. There were no subscriptions. Total Class 3a redemptions for the period were $175,416. There were no subscriptions. Ending capital at June 30, 2013, was $108,082,752 for Class 1, $40,246,655 for Class 2, $769,852 for Class 2a and $2,597,739 for Class 3a. Ending capital at March 31, 2013, was $129,567,330 for Class 1, $48,774,407 for Class 2, $906,350 for Class 2a and $2,967,747 for Class 3a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Balanced Series were profitable in Q2 2013. The Stock Indices, Metals and Agriculturals were profitable while Interest Rates, Currencies and Energies finished negative for the quarter.

The Metals and Stock Indices sectors are positive YTD while Interest Rates, Agriculturals, Currencies and Energies are negative YTD.

In terms of major CTA performance, Tiverton was positive for the quarter. Tiverton and Winton are positive YTD. Beach, Cantab, QIM and Winton finished negative for the quarter. QIM, Cantab and Beach Horizon are negative YTD.

2012

The Balanced Series – Class 1 NAV gained 3.0% for the three months ended June 30, 2012, net of fees and expenses; the Balanced Series – Class 1a NAV gained 4.1% for the three months ended June 30, 2012, net of fees and expenses; the Balanced Series – Class 2 NAV gained 3.7% for the three months ended June 30, 2012, net of fees and expenses; the Balanced Series – Class 2a NAV gained 4.2% for the three months ended June 30, 2012, net of fees and expenses; the Balanced Series – Class 3a NAV gained 3.8% for the three months ended June 30, 2012, net of fees and expenses.

For the three months ended June 30, 2012, the Balanced Series recorded net gain on investments of $20,087,572, net investment income of $35,188, and total expenses of $5,474,886, resulting in a net increase in Owners’ capital from operations of $7,375,812 after non-controlling interests of ($7,272,062). The NAV per Unit, Class 1, increased from $119.12 at March 31, 2012, to $122.65 at June 30, 2012. For Class 1a, the NAV per Unit increased from $103.87 at March 31, 2012, to $108.13 at June 30, 2012. The NAV per Unit, Class 2, increased from $149.44 at March 31, 2012, to $155.01 at June 30, 2012. For Class 2a, the NAV per Unit increased from $123.84 at March 31, 2012, to $128.99 at June 30, 2012. For Class 3a, the NAV per Unit increased from $123.85 at March 31, 2012, to $128.54 at June 30, 2012. Total Class 1 subscriptions and redemptions for the period were $118,925 and $8,018,675, respectively. Total Class 1a subscriptions and redemptions for the period were $143 and $252,069, respectively. Total Class 2 subscriptions and redemptions for the period were $3,937 and $3,284,044, respectively. Total Class 2a redemptions for the period were $487,201. There were no subscriptions. Total Class 3a subscriptions and redemptions for the period were $246,832 and $487,756, respectively. Ending capital at June 30, 2012, was $164,804,193 for Class 1, $249,991 for Class 1a, $57,348,959 for Class 2, $1,111,687 for Class 2a and $4,040,685 for Class 3a. At March 31, 2012, ending capital was $167,728,802 for Class 1, $480,341 for Class 1a, $58,468,021 for Class 2, $1,526,349 for Class 2a, and $4,136,098 for Class 3a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Balanced Series

Two of the six sectors traded in the Balanced Series were profitable in Q2 2012. Metals and Interest Rates were profitable while Stock Indices, Currencies, Agriculturals and Energies finished negative for the quarter.

In terms of major CTA performance, two of the five major CTAs in the Balanced Series were profitable in Q2 2012. QIM and Cantab were profitable while Winton, Tiverton and Beach Horizon finished negative for the quarter.

Frontier Select Series (formerly Tiverton/Graham/Transtrend Series)

2013

The Frontier Select Series – Class 1 NAV lost 1.04% for the three months ended June 30, 2013, net of fees and expenses; the Frontier Select Series – Class 2 NAV lost 0.30% for the three months ended June 30, 2013, net of fees and expenses.

For the three months ended June 30, 2013, the Frontier Select Series recorded net gain on investments of $31,845, net investment income of $87,463, and total expenses of $334,428, resulting in a net decrease in Owners’ capital from operations of $215,120. The NAV per Unit, Class 1, increased from $81.86 at March 31, 2013, to $81.01 as of June 30, 2013. The NAV per Unit, Class 2, increased from $104.35 at March 31, 2013, to $104.04 as of June 30, 2013. Total Class 1 subscriptions and redemptions for the period were $4,345 and $1,866,358, respectively. Total Class 2 redemptions for the period were $198,703. There were no subscriptions. Ending capital at June 30, 2013, was $19,323,354 for Class 1 and $2,739,675 for Class 2. Ending capital at March 31, 2013, was $21,393,158 for Class 1 and $2,945,707 for Class 2.

The Frontier Select Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Frontier Select Series were profitable in Q2 2013. Metals, Agriculturals and Stock Indices were positive while Interest Rates, Currencies and Energies were negative for the quarter.

Currencies, Metals, Agriculturals and Stock Indices are positive YTD while Interest Rates and Energies are negative YTD.

In terms of major CTA performance Tiverton finished positive for the quarter and is positive YTD while Brevan Howard and Transtrend finished negative for the quarter and are negative YTD.

The “Tiverton/Graham/Transtrend Series” name was changed to the “Frontier Select Series.” Graham was replaced by Brevan Howard as a major advisor in the Frontier Select Series.

2012

The Frontier Select Series – Class 1 NAV lost 3.7% for the three months ended June 30, 2012, net of fees and expenses; the Frontier Select Series – Class 2 NAV lost 3.5% for the three months ended June 30, 2012, net of fees and expenses.

For the three months ended June 30, 2012, the Frontier Select Series recorded net loss on investments of $648,067, net investment income of $65,518, and total expenses of $696,960, resulting in a net decrease in Owners’ capital from operations of $1,279,509. The NAV per Unit, Class 1, decreased from $89.63 at March 31, 2012, to $86.29 as of June 30, 2012. The NAV per Unit, Class 2, decreased from $110.92 at March 31, 2012, to $107.04 as of June 30, 2012. Total Class 1 subscriptions and redemptions for the period were $8,542 and $2,080,907, respectively. Total Class 2 redemptions for the period were $116,973. There were no subscriptions. Ending capital at June 30, 2012, was $28,912,334 for Class 1 and $3,898,644 for Class 2. Ending capital at March 31, 2012, was $32,122,523 for Class 1 and $4,157,302 for Class 2.

The Frontier Select Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Frontier Select Series (formerly Tiverton/Graham/Transtrend Series)

Three of the six sectors traded in the Frontier Select Series were profitable in Q2 2012. Metals, Agriculturals and Interest Rates were positive while Stock Indices, Currencies and Energies were negative for the quarter.

In terms of major CTA performance Transtrend finished positive while Tiverton and Graham finished negative for the quarter.

Winton Series

2013

The Winton Series – Class 1 NAV lost 2.72% for the three months ended June 30, 2013, net of fees and expenses; the Winton Series – Class 2 NAV lost 2.00% for the three months ended June 30, 2013, net of fees and expenses.

For the three months ended June 30, 2013, the Winton Series recorded net loss on investments of $529,952, net investment income of $94,585, and total expenses of $571,933, resulting in a net decrease in Owners’ capital from operations of $1,007,300. The NAV per Unit, Class 1, decreased from $136.53 at March 31, 2013, to $132.81 as of June 30, 2013. The NAV per Unit, Class 2, decreased from $166.52 at March 31, 2013, to $163.19 as of June 30, 2013. Total Class 1 subscriptions for the period were $47,149 and redemptions were $1,000,918. Total Class 2 redemptions for the period were $168,928. There were no subscriptions. Ending capital at June 30, 2013, was $28,506,866 for Class 1 and $10,353,328 for Class 2. Ending capital at March 31, 2013, was $30,262,765 for Class 1 and $10,727,426 for Class 2.

Two of the six sectors traded in the Winton Series were profitable in Q2 2013. Metals and Stock Indices were positive while Currencies, Agriculturals, Energies and Interest Rates were negative for the quarter.

Metals, Agriculturals and Stock Indices are positive YTD while Currencies, Energies and Interest Rates are negative YTD.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

2012

The Winton Series – Class 1 NAV lost 4.6% for the three months ended June 30, 2012, net of fees and expenses; the Winton Series – Class 2 NAV lost 3.8% for the three months ended June 30, 2012, net of fees and expenses.

For the three months ended June 30, 2012, the Winton Series recorded net loss on investments of $1,599,658, net investment income of $132,557, and total expenses of $613,194, resulting in a net decrease in Owners’ capital from operations of $2,080,295. The NAV per Unit, Class 1, decreased from $138.00 at March 31, 2012, to $131.72 as of June 30, 2012. The NAV per Unit, Class 2, decreased from $163.35 at March 31, 2012, to $157.12 as of June 30, 2012. Total Class 1 subscriptions for the period were $52,858 and redemptions were $835,659. Total Class 2 redemptions for the period were $463,695. There were no subscriptions. Ending capital at June 30, 2012, was $34,178,150 for Class 1 and $10,631,266 for Class 2. Ending capital at March 31, 2012, was $36,610,938 for Class 1 and $11,525,269 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Winton Series

Two of the six sectors traded in the Winton Series were profitable in Q2 2012. Metals and Interest Rates were positive while Stock Indices, Currencies, Agriculturals and Energies were negative for the quarter.

Frontier Heritage Series (formerly Winton/Graham Series)

2013

The Frontier Heritage Series – Class 1 NAV lost 3.49% for the three months ended June 30, 2013, net of fees and expenses; the Frontier Heritage Series – Class 2 NAV lost 2.76% for the three months ended June 30, 2013, net of fees and expenses.

For the three months ended June 30, 2013, the Frontier Heritage Series recorded net loss on investments of $414,134, net investment income of $35,758, and total expenses of $227,596, resulting in a net decrease in Owners’ capital from operations of $605,972. The NAV per Unit, Class 1, decreased from $101.63 at March 31, 2013, to $98.08 as of June 30, 2013. The NAV per Unit, Class 2, decreased from $130.65 at March 31, 2013, to $127.04 as of June 30, 2013. Total Class 1 subscriptions for the period were $11,676 and redemptions were $1,993,164. Total Class 2 redemptions for the period were $112,013. There were no subscriptions. Ending capital at June 30, 2013, was $13,877,265 for Class 1 and $3,605,870 for Class 2. Ending capital at March 31, 2013, was $16,362,182 for Class 1 and $3,820,426 for Class 2.

The Frontier Heritage Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Frontier Heritage Series were profitable in Q2 2013. Metals and Stock Indices were positive while Agriculturals, Interest Rates, Currencies and Energies were negative for the quarter.

Currencies, Metals, Agriculturals and Stock Indices are positive YTD while Interest Rates and Energies are negative YTD.

In terms of major CTA performance, both Brevan Howard and Winton finished negative for the quarter . Winton is positive YTD while Brevan Howard is negative YTD.

In terms of major CTA performance, both Brevan Howard and Winton finished positive for the quarter and are positive YTD.

The “Winton/Graham Series” name was changed to the “Frontier Heritage Series.” Graham was replaced by Brevan Howard as a major advisor in the Frontier Heritage Series.

2012

The Frontier Heritage Series – Class 1 NAV lost 8.0% for the three months ended June 30, 2012, net of fees and expenses; the Frontier Heritage Series – Class 2 NAV lost 7.3% for the three months ended June 30, 2012, net of fees and expenses.

For the three months ended June 30, 2012, the Frontier Heritage Series recorded net loss on investments of $1,646,353, net investment income of $32,021, and total expenses of $498,075, resulting in a net decrease in Owners’ capital from operations of $2,112,407. The NAV per Unit, Class 1, decreased from $104.37 at March 31, 2012, to $96.05 as of June 30, 2012. The NAV per Unit, Class 2, decreased from $130.23 at March 31, 2012, to $120.78 as of June 30, 2012. Total Class 1 subscriptions for the period were $15,799 and redemptions were $1,034,117. Total Class 2 redemptions for the period were $284,069. There were no subscriptions. Ending capital at June 30, 2012, was $19,729,727 for Class 1 and $4,592,671 for Class 2. Ending capital at March 31, 2012, was $22,496,784 for Class 1 and $5,240,408 for Class 2.

The Frontier Heritage Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Frontier Heritage Series (formerly Winton/Graham Series)

Two of the six sectors traded in the Frontier Heritage Series were profitable in Q2 2012. Metals and Interest Rates were positive while Stock Indices, Energies, Agriculturals and Currencies were negative for the quarter.

In terms of major CTA performance, both Graham and Winton were negative for the quarter.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012.

Frontier Diversified Series

2013

The Frontier Diversified Series – Class 1 NAV lost 9.38% for the six months ended June 30, 2013, net of fees and expenses; the Frontier Diversified Series – Class 2 NAV lost 8.59% for the six months ended June 30, 2012, net of fees and expenses.

For the six months ended June 30, 2013 the Frontier Diversified Series recorded a net loss on investments of $7,202,316, net investment income of $938,684, and total expenses of $2,829,851, resulting in a net decrease in Owners’ capital from operations of $9,093,483. The NAV per Unit, Class 1, decreased from $94.40 at December 31, 2012, to $85.55 as of June 30, 2013. The NAV per Unit, Class 2, decreased from $100.48 at December 31, 2012, to $91.85 as of June 30, 2013. Total Class 1 subscriptions and redemptions for the period were $1,276,358 and $10,253,451, respectively. Total Class 2 subscriptions and redemptions for the period were $1,277,401 and $8,618,264, respectively. Ending capital at June 30, 2013, was $45,238,450 for Class 1 and $44,531,683 for Class 2. Ending capital at December 31, 2012, was $58,999,936 for Class 1 and $56,181,636 for Class 2.

The Frontier Diversified Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Frontier Diversified Series were profitable in Q2 2013. Stock Indices and Metals were profitable while Interest Rates, Currencies, Agriculturals and Energies finished negative for the quarter.

The Stock Indices and Metals sectors are positive YTD while Interest Rates, Currencies, Agriculturals and Energies are negative YTD.

In terms of major CTA performance, One of the eight major CTAs in the Frontier Diversified Series was profitable in Q2 2013 . Tiverton was profitable while Cantab, QIM, Beach Horizon, Mesirow, Quantmetrics, Brevan Howard and Winton finished negative in the quarter. In terms of YTD performance Mesirow, Tiverton and Winton are positive YTD while Cantab, QIM, Quantmetrics, Beach Horizon and Brevan Howard are negative YTD.

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

Frontier Diversified Series

Two of the six sectors traded in the Frontier Diversified Series were profitable in Q2 2012. Metals and Interest Rates were profitable while Stock Indices, Currencies, Agriculturals and Energies finished negative for the quarter. One of the six sectors traded in the Frontier Diversified Series is profitable year to date. The Interest Rates sector is profitable while Stock Indices, Currencies, Metals, Agriculturals and Energies are negative year to date.

In terms of major CTA performance, four of the seven major CTAs in the Frontier Diversified Series were profitable in Q2 2012. Cantab, Quantmetrics, QIM and Transtrend were profitable while Graham, Tiverton and Winton finished negative for the quarter. Four of the seven major CTAs in the Frontier Diversified Series are profitable year to date. Quantmetrics, Transtrend, QIM and Cantab are profitable while Graham, Tiverton and Winton are negative year to date.

Frontier Masters Series

2013

The Frontier Masters Series – Class 1 NAV lost 6.30% for the six months ended June 30, 2013, net of fees and expenses; the Frontier Masters Series – Class 2 NAV gained 5.48% for the six months ended June 30, 2013, net of fees and expenses.

For the six months ended June 30, 2013 the Frontier Masters Series recorded a net loss on investments of $1,692,118, net investment income of $455,372, and total expenses of $1,588,128, resulting in a net decrease in Owners’ capital from operations of $2,824,874. The NAV per Unit, Class 1, decreased from $101.11 at December 31, 2012, to $94.74 as of June 30, 2013. The NAV per Unit, Class 2, increased from $107.61 at December 31, 2012, to $101.71 as of June 30, 2013. Total Class 1 subscriptions and redemptions for the period were $1,650,028 and $3,488,791, respectively. Total Class 2 subscriptions and redemptions for the period were $482,028 and $2,912,736, respectively. Ending capital at June 30, 2013, was $30,720,823 for Class 1 and $13,671,045 for Class 2. Ending capital at December 31, 2012, was $34,603,499 for Class 1 and $16,882,659 for Class 2.

The Frontier Masters Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Frontier Masters Series were profitable in Q2 2013. Metals and Stock Indices were positive while Currencies, Interest Rates, Energies and Agriculturals were negative for the quarter.

Metals, Agriculturals and Stock Indices are positive for the year while Interest Rates, Energies and Currencies are negative for the year.

In terms of major CTA performance, Tiverton finished positive for the quarter while Cantab, Transtrend and Winton finished negative for the quarter. Tiverton and Winton are positive YTD while Cantab and Transtrend are negative YTD.

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

Frontier Masters Series

Three of the six sectors traded in the Frontier Masters Series were profitable in Q2 2012. Metals, Interest Rates and Agriculturals were positive while Energies, Currencies and Stock Indices were negative for the quarter. Two of the six sectors traded in the Frontier Masters Series are profitable year to date. Interest Rates and Energies are profitable while Stock Indices, Currencies, Metals and Agriculturals are negative year to date.

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

Frontier Long/Short Commodity Series

2013

The Frontier Long/Short Commodity Series –Class 2 NAV lost 7.68% for the six months ended June 30, 2013, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 NAV lost 7.69% for the six months ended June 30, 2013, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 1a NAV lost 7.99% for the six months ended June 30, 2013, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a NAV lost 7.20% for the six months ended June 30, 2013, net of fees and expenses– Class 3a NAV lost 2.24% for the six months ended June 30, 2013, net of fees and expenses.

For the six months ended June 30, 2013, the Frontier Long/Short Commodity Series recorded net loss on investments of $4,975,201, net investment income of $585,282, and total expenses of $1,815,455, resulting in a net decrease in Owners’ capital from operations of $3,523,930, after non-controlling interests of $2,681,444. The NAV per Unit, Class 2, decreased from $145.65 at December 31, 2012, to $134.46 as of June 30, 2013. The NAV per Unit, Class 3, decreased from $145.69 at December 31, 2012, to $134.49 as of June 30, 2012. The NAV per Unit, Class 1a, decreased from $108.58 at December 31, 2012, to $99.90 as of June 30, 2013. The NAV per Unit, Class 2a decreased from $115.45 at December 31, 2012, to $107.15 as of June 30, 2013. The NAV per Unit, Class 3a, decreased from $109.60 at June 17, 2013 (Inception), to $107.15 as of June 30, 2013. Total Class 2 redemptions for the period were

$1,741,073. There were no subscriptions. Total Class 3 redemptions for the period were $5,482,870, respectively. There were no subscriptions. Total Class 1a subscriptions and redemptions for the period were $639,187 and $3,357,302, respectively. Total Class 2a subscriptions and redemptions for the period were $226,400 and $2,935,637, respectively. Total Class 3a subscriptions for the period were $35,168. There were no Class 3a redemptions. Ending capital at June 30, 2013, was $4,750,431 for Class 2, $13,159,058 for Class 3, $14,941,599 for Class 1a, $7,499,957 for Class 2a and $34,379 for Class 3a. Ending capital at December 31, 2012, was $6,898,785 for Class 2, $19,761,047 for Class 3, $18,983,538 for Class 1a and $10,882,111 for Class 2a.

The Frontier Long/Short Commodity Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors. negative YTD.

One of the seven sectors traded in the Frontier Long/Short Commodity Series was profitable in Q2 2013. Base Metals finished positive for the quarter while Energies, Financials, Grains, Meats, Precious Metals and Softs finished negative for the quarter.

Financials are positive YTD while Energies, Base Metals, Grains, Meats, Precious Metals and Softs are negative YTD.

In terms of major CTA performance, one of the six major CTAs in the Frontier Long/Short Commodity Series was profitable in Q2 2013. Red Oak finished positive for the quarter while Global Advisors, Beach Horizon, Rosetta, Strategic Ag and Mesirow were negative for the quarter.

Global Advisors, Mesirow and Red Oak are positive YTD while Beach Horizon, Rosetta and Strategic Ag are negative YTD.

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

Frontier Long/Short Commodity Series

Three of the seven sectors traded in the Frontier Long/Short Commodity Series were profitable in Q2 2012. Base Metals, Grains and Softs were positive while Precious Metals, Energies, Meats and Financials were negative for the quarter. Two of the seven sectors traded in the Frontier Long/Short Commodity Series are profitable year to date. The Grains and Softs sectors are profitable while the Base Metals, Energies, Metals, Precious Metals and Financial sectors are negative year to date.

In terms of major CTA performance, one of the six major CTAs in the Frontier Long/Short Commodity Series was profitable in Q2 2012. Rosetta finished positive while Beach Horizon, Global Advisors, Strategic Ag, Red Oak and Mesirow were negative for the quarter. One of the six major CTAs in the Frontier Long/Short Commodity Series is profitable year to date. Rosetta is profitable while Beach Horizon, Global Advisors, Mesirow, Red Oak and Strategic Ag are negative year to date.

Balanced Series

2013

The Balanced Series – Class 1 NAV lost 9.83% for the six months ended June 30, 2013, net of fees and expenses; the Balanced Series – Class 2 NAV lost 8.49% for the six months ended June 30, 2013, net of fees and expenses; the Balanced Series – Class 2a NAV lost 8.02% for the six months ended June 30, 2013, net of fees and expenses; the Balanced Series – Class 3a NAV lost 7.78% for the six months ended June 30, 2013, net of fees and expenses.

For the six months ended June 30, 2013, the Balanced Series recorded net loss on investments of $12,914,896, net investment income of $122,551, and total expenses of $4,163,030, resulting in a net decrease in Owners’ capital from operations of $16,342,353 after non- controlling interests of $613,022. The NAV per Unit, Class 1, decreased from $116.32 at December 31, 2012, to $104.89 at June 30, 2013. The NAV per Unit, Class 2, decreased from $149.20 at December 31, 2012, to $136.54 at June 30, 2013. For Class 2a, the NAV per Unit increased from $124.36 at December 31, 2012, to $114.69 at June 30, 2013. For Class 3a, the NAV per Unit decreased from $123.96 at December 31, 2012, to $114.31 at June 30, 2013. Total Class 1 subscriptions and redemptions for the period were $168,617 and $23,762,099, respectively. Total Class 2 subscriptions and redemptions for the period were $7,692 and $7,401,144, respectively. Total Class 2a redemptions for the period were $172,020. There were no subscriptions. Total Class 3a redemptions for the period were $954,645. There were no subscriptions. Ending capital at June 30, 2013, was $108,082,752 for Class 1, $40,246,655 for Class 2, $769,852 for Class 2a and $2,597,739 for Class 3a. At December 31, 2012, ending capital was $143,906,872 for Class 1, $51,459,568 for Class 2, $1,009,520 for Class 2a, and $3,776,790 for Class 3a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Balanced Series were profitable in Q2 2013. The Stock Indices, Metals and Agriculturals were profitable while Interest Rates, Currencies and Energies finished negative for the quarter.

The Metals and Stock Indices sectors are positive YTD while Interest Rates, Agriculturals, Currencies and Energies are negative YTD.

In terms of major CTA performance, Tiverton was positive for the quarter. Tiverton and Winton are positive YTD. Beach, Cantab, QIM and Winton finished negative for the quarter. QIM, Cantab and Beach Horizon are negative YTD.

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

For the six months ended June 30, 2012, the Balanced Series recorded net gain on investments of $9,349,863, net investment income of $186,736, and total expenses of $8,160,904, resulting in a net decrease in Owners’ capital from operations of $2,853,457 after non- controlling interests of ($4,229,152). The NAV per Unit, Class 1, decreased from $124.50 at December 31, 2011, to $122.65 at June 30, 2012. For Class 1a, the NAV per Unit decreased from $108.45 at December 31, 2011, to $108.13 at June 30, 2012. The NAV per Unit, Class 2, decreased from $155.02 at December 31, 2011, to $155.01 at June 30, 2012. For Class 2a, the NAV per Unit increased from $128.35 at December 31, 2011, to $128.99 at June 30, 2012. For Class 3a, the NAV per Unit increased from $128.36 at December 31, 2011, to $128.54 at June 30, 2012. Total Class 1 subscriptions and redemptions for the period were $243,828 and $16,465,726, respectively. Total Class 1a subscriptions and redemptions for the period were $414 and $2,263,742, respectively. Total Class 2 subscriptions and redemptions for the period were $7,927 and $5,962,591, respectively. Total Class 2a redemptions for the period were $1,672,175. There were no subscriptions. Total Class 3a subscriptions and redemptions for the period were $2,004,252 and $915,291, respectively. Ending capital at June 30, 2012, was $164,804,193 for Class 1, $249,991 for Class 1a, $57,348,959 for Class 2, $1,111,687 for Class 2a and $4,040,685 for Class 3a. At December 31, 2011, ending capital was $183,785,318 for Class 1, $2,536,559 for Class 1a, $63,372,567 for Class 2, $2,784,830 for Class 2a, and $2,952,802 for Class 3a.

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

Balanced Series

Two of the six sectors traded in the Balanced Series were profitable in Q2 2012. Metals and Interest Rates were profitable while Stock Indices, Currencies, Agriculturals and Energies finished negative for the quarter. One of the six sectors traded in the Balanced Series is profitable year to date. The Interest Rates sector is profitable while Stock Indices, Currencies, Metals, Agriculturals and Energies are negative year to date.

In terms of major CTA performance, two of the five major CTAs in the Balanced Series were profitable in Q2 2012. QIM and Cantab were profitable while Winton, Tiverton and Beach Horizon finished negative for the quarter. Two of the five major CTAs in the Balanced Series are profitable year to date. QIM and Cantab are profitable while Tiverton, Beach Horizon and Winton are negative year to date.

Frontier Select Series (formerly Tiverton/Graham/Transtrend Series)

2013

The Frontier Select Series – Class 1 NAV gained 2.99% for the six months ended June 30, 2013, net of fees and expenses; the Frontier Select Series – Class 2 NAV gained 4.51% for the six months ended June 30, 2013, net of fees and expenses.

For the six months ended June 30, 2013, the Frontier Select Series recorded net gain on investments of $1,354,736, net investment income of $178,057, and total expenses of $746,269, resulting in a net increase in Owners’ capital from operations of $786,524. The NAV per Unit, Class 1, increased from $78.66 at December 31, 2012, to $81.01 as of June 30, 2013. The NAV per Unit, Class 2, increased from $99.55 at December 31, 2012, to $104.04 as of June 30, 2013. Total Class 1 subscriptions and redemptions for the period were $8,725 and $3,608,609, respectively. Total Class 2 redemptions for the period were $468,252. There were no subscriptions. Ending capital at June 30, 2013, was $19,323,354 for Class 1 and $2,739,675 for Class 2. Ending capital at December 31, 2012, was $22,266,758 for Class 1 and $3,077,883 for Class 2.

The Frontier Select Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Frontier Select Series were profitable in Q2 2013. Metals, Agriculturals and Stock Indices were positive while Interest Rates, Currencies and Energies were negative for the quarter.

Currencies, Metals, Agriculturals and Stock Indices are positive YTD while Interest Rates and Energies are negative YTD.

In terms of major CTA performance Tiverton finished positive for the quarter and is positive YTD while Brevan Howard and Transtrend finished negative for the quarter and are negative YTD.

The “Tiverton/Graham/Transtrend Series” name was changed to the “Frontier Select Series.” Graham was replaced by Brevan Howard as a major advisor in the Frontier Select Series.

2012

The Frontier Select Series – Class 1 NAV lost 5.2% for the six months ended June 30, 2012, net of fees and expenses; the Frontier Select Series – Class 2 NAV lost 4.3% for the six months ended June 30, 2012, net of fees and expenses.

For the six months ended June 30, 2012, the Frontier Select Series recorded net loss on investments of $618,415, net investment income of $83,962, and total expenses of $1,295,149, resulting in a net decrease in Owners’ capital from operations of $1,829,602. The NAV per Unit, Class 1, decreased from $91.02 at December 31, 2011, to $86.29 as of June 30, 2012. The NAV per Unit, Class 2, decreased from $111.84 at December 31, 2011, to $107.04 as of June 30, 2012. Total Class 1 subscriptions and redemptions for the period were $18,031 and $4,631,745, respectively. Total Class 2 redemptions for the period were $359,678. There were no subscriptions. Ending capital at June 30, 2012, was $28,912,334 for Class 1 and $3,898,644 for Class 2. Ending capital at December 31, 2011, was $35,180,631 for Class 1 and $4,433,341 for Class 2.

The Frontier Select Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Frontier Select Series (formerly Tiverton/Graham/Transtrend Series)

Three of the six sectors traded in the Frontier Select Series were profitable in Q2 2012. Metals, Agriculturals and Interest Rates were positive while Stock Indices, Currencies and Energies were negative for the quarter. One of the six sectors traded in the Frontier Select Series is profitable year to date. The Interest Rates sector is profitable while Stock Indices, Currencies, Metals, Agriculturals and Energies are negative year to date.

In terms of major CTA performance Transtrend finished positive while Tiverton and Graham finished negative for the quarter. One of the three major CTAs in the Frontier Select Series is profitable year to date. Transtrend is profitable while Tiverton and Graham are negative year to date.

Winton Series

2013

The Winton Series – Class 1 NAV gained 1.59% for the six months ended June 30, 2013, net of fees and expenses; the Winton Series – Class 2 NAV gained 3.09% for the six months ended June 30, 2013, net of fees and expenses.

For the six months ended June 30, 2013, the Winton Series recorded net gain on investments of $1,781,248, net investment income of $204,611, and total expenses of $1,121,735, resulting in a net increase in Owners’ capital from operations of $864,124. The NAV per Unit, Class 1, decreased from $130.73 at December 31, 2012, to $132.81 as of June 30, 2013. The NAV per Unit, Class 2, decreased from $158.30 at December 31, 2012, to $163.19 as of June 30, 2013. Total Class 1 subscriptions for the period were $91,099 and redemptions were $2,768,291. Total Class 2 redemptions for the period were $286,272. There were no subscriptions. Ending capital at June 30, 2013, was $28,506,866 for Class 1 and $10,353,328 for Class 2. Ending capital at December 31, 2012, was $30,645,208 for Class 1 and $10,314,326 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Winton Series were profitable in Q2 2013. Metals and Stock Indices were positive while Currencies, Agriculturals, Energies and Interest Rates were negative for the quarter.

Metals, Agriculturals and Stock Indices are positive YTD while Currencies, Energies and Interest Rates are negative YTD.

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

Winton Series

Two of the six sectors traded in the Winton Series were profitable in Q2 2012. Metals and Interest Rates were positive while Stock Indices, Currencies, Agriculturals and Energies were negative for the quarter. One of the six sectors traded in the Winton Series is profitable year to date. The Interest Rates sector is profitable while Stock Indices, Currencies, Metals, Agriculturals and Energies are negative year to date.

Frontier Heritage Series (formerly Winton/Graham Series)

2013

The Frontier Heritage Series – Class 1 NAV gained 3.73% for the six months ended June 30, 2013, net of fees and expenses; the Frontier Heritage Series – Class 2 NAV gained 5.28% for the six months ended June 30, 2013, net of fees and expenses.

For the six months ended June 30, 2013, the Frontier Heritage Series recorded net gain on investments of $1,345,719, net investment income of $72,996, and total expenses of $523,679, resulting in a net increase in Owners’ capital from operations of $895,036. The NAV per Unit, Class 1, increased from $94.55 at December 31, 2012, to $98.08 as of June 30, 2013. The NAV per Unit, Class 2, increased from $120.67 at December 31, 2012, to $127.04 as of June 30, 2013. Total Class 1 subscriptions for the period were $23,085 and redemptions were $3,512,281. Total Class 2 redemptions for the period were $676,244. There were no subscriptions. Ending capital at June 30, 2013, was $13,877,265 for Class 1 and $3,605,870 for Class 2. Ending capital at December 31, 2012, was $16,680,498 for Class 1 and $4,073,041 for Class 2.

The Frontier Heritage Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Frontier Heritage Series were profitable in Q2 2013. Metals and Stock Indices were positive while Agriculturals, Interest Rates, Currencies and Energies were negative for the quarter.

Currencies, Metals, Agriculturals and Stock Indices are positive YTD while Interest Rates and Energies are negative YTD.

In terms of major CTA performance, both Brevan Howard and Winton finished negative for the quarter . Winton is positive YTD while Brevan Howard is negative YTD.

The “Winton/Graham Series” name was changed to the “Frontier Heritage Series.” Graham was replaced by Brevan Howard as a major advisor in the Frontier Heritage Series.

2012

The Frontier Heritage Series – Class 1 NAV lost 8.3% for the six months ended June 30, 2012, net of fees and expenses; the Frontier Heritage Series – Class 2 NAV lost 6.9% for the six months ended June 30, 2012, net of fees and expenses.

For the six months ended June 30, 2012, the Frontier Heritage Series recorded net loss on investments of $1,161,830, net investment income of $53,990, and total expenses of $1,030,518, resulting in a net decrease in Owners’ capital from operations of $2,138,358. The NAV per Unit, Class 1, decreased from $104.73 at December 31, 2011, to $96.05 as of June 30, 2012. The NAV per Unit, Class 2, decreased from $129.70 at December 31, 2011, to $120.78 as of June 30, 2012. Total Class 1 subscriptions for the period were $31,984 and redemptions were $3,272,198. Total Class 2 redemptions for the period were $1,072,717. There were no subscriptions. Ending capital at June 30, 2012, was $19,729,727 for Class 1 and $4,592,671 for Class 2. Ending capital at December 31, 2011, was $24,783,519 for Class 1 and $5,990,168 for Class 2.

The Frontier Heritage Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Frontier Heritage Series (formerly Winton/Graham Series)

Two of the six sectors traded in the Frontier Heritage Series were profitable in Q2 2012. Metals and Interest Rates were positive while Stock Indices, Energies, Agriculturals and Currencies were negative for the quarter.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of June 30, 2013 and December 31, 2012. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Frontier Diversified Series

MARKET SECTOR	June 30, 2013		December 31, 2012
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$3,045,742	3.40%	$10,668,213	9.30%
Currencies	9,709,050	10.80%	6,944,890	6.00%
Stock Indices	2,842,806	3.20%	6,884,232	6.00%
Metals	1,030,652	1.20%	529,904	0.50%
Agriculturals/Softs	2,691,273	3.00%	2,106,237	1.80%
Energy	970,239	1.10%	826,602	0.70%

Total:	$20,289,763	22.60%	$27,960,078	24.30%

Frontier Long/Short Commodity Series

MARKET SECTOR	June 30, 2013		December 31, 2012
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$454,141	1.00%	$1,456,457	2.60%
Currencies	489,519	1.10%	649,353	1.10%
Stock Indices	543,384	1.20%	915,438	1.60%
Metals	376,222	0.90%	430,652	0.80%
Agriculturals/Softs	1,974,538	4.40%	2,128,861	3.80%
Energy	2,188,335	4.90%	1,768,300	3.10%

Total:	$6,026,139	13.50%	$7,349,062	13.00%

Frontier Masters Series

MARKET SECTOR	June 30, 2013		December 31, 2012
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$932,426	2.10%	$2,289,229	4.40%
Currencies	6,812,779	15.40%	2,293,953	4.50%
Stock Indices	822,239	1.90%	1,147,721	2.20%
Metals	413,281	0.90%	74,930	0.10%
Agriculturals/Softs	567,651	1.30%	182,665	0.40%
Energy	146,937	0.30%	83,701	0.20%

Total:	$9,695,313	21.80%	$6,072,199	11.80%

Balanced Series (1):

	June 30, 2013		December 31, 2012
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$4,623,636	2.80%	$21,555,846	10.80%
Currencies	13,576,883	8.20%	15,370,708	7.70%
Stock Indices	4,520,873	2.70%	13,812,873	6.90%
Metals	1,541,914	0.90%	1,031,714	0.50%
Agriculturals/Softs	4,265,789	2.60%	4,076,766	2.00%
Energy	1,310,069	0.80%	1,493,380	0.70%

Total:	$29,839,163	18.00%	$57,341,288	28.60%

Frontier Select Series (formerly Frontier Select Series (formerly Tiverton/Graham/Transtrend Series)):

	June 30, 2013		December 31, 2012
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
Interest Rates	$56,595	0.30%	$1,108,185	4.40%
Currencies	3,561,273	16.10%	1,324,364	5.20%
Stock Indices	196,008	0.90%	864,109	3.40%
Metals	146,657	0.70%	71,543	0.30%
Agriculturals/Softs	76,806	0.40%	206,823	0.80%
Energy	11,530	0.10%	116,831	0.50%

Total:	$4,048,868	18.40%	$3,691,855	14.60%

Winton Series:

MARKET SECTOR	June 30, 2013		December 31, 2012
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$407,601	1.10%	$1,355,328	3.30%
Currencies	2,860,147	7.40%	2,941,414	7.20%
Stock Indices	638,024	1.60%	992,759	2.40%
Metals	236,665	0.60%	70,872	0.20%
Agriculturals/Softs	641,489	1.70%	241,874	0.60%
Energy	206,779	0.50%	85,535	0.20%

Total:	$4,990,706	12.80%	$5,687,781	13.90%

Frontier Heritage Series (formerly Winton/Graham Series):

	June 30, 2013		December 31, 2012
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
MARKET SECTOR	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
Interest Rates	$91,507	0.50%	$1,660,955	8.00%
Currencies	642,105	3.70%	2,207,110	10.60%
Stock Indices	143,237	0.80%	1,031,543	5.00%
Metals	53,132	0.30%	104,133	0.50%
Agriculturals/Softs	144,015	0.82%	311,136	1.50%
Energy	46,422	0.30%	161,051	0.80%

Total:	$1,120,417	6.40%	$5,475,927	26.40%

(1)	As of June 30, 2013 and December 31, 2012, a portion of the assets of the Balanced Series was invested in an Option of futures contracts with a notional value of $52,651,671 and $20,486,403, respectively. Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of June 30, 2013, by market sector.

Interest rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of each Trading Company and accordingly of each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Frontier Select Series Series (formerly Tiverton/Graham/Transtrend Series), Currency Series and Frontier Heritage Series (formerly Winton/Graham Series). For the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series and Balanced Series (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized interest income that is allocated to each of such Series and 0.75%. Interest income above what is paid to the Managing Owner is retained by the Series.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the Trust and each Series as of June 30, 2013 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the six months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

The following table provides information regarding the sale of unregistered Units by the Registrant for the three months ended June 30, 2013. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Registrant claims an exemption from registration of each of the transactions listed below under Section 4(2) of the Securities Act, as a sale by an issuer not involving a public offering.

SERIES	DATE	UNITS	CONSIDERATION
NONE

One hundred percent of the offering proceeds from the sale of Units are initially available for the Series’ trading activities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the prospectus as Exhibit A) ****

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 1 3a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

31.2	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 1 3a-14(a) and 1 5(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

101	Financials in XBRL format

****	Previously filed and incorporated by reference from the Prospectus filed pursuant to Rule 424(b)(3) filed May 24, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Frontier Fund
(Registrant)
Date: August 14, 2013

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
Date: August 14, 2013

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
Date: August 14, 2013

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
Date: August 14, 2013

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
Date: August 14, 2013

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
Date: August 14, 2013

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
Date: August 14, 2013

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
Date: August 14, 2013

	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund