Form 10-Q
period 2013-09-30
FRONTIER FUND; WINTON SERIES, a series of The Frontier Fund; BALANCED SERIES, a series of The Frontier Fund; FRONTIER MASTERS SERIES, a series of The Frontier Fund; FRONTIER DIVERSIFIED SERIES, a series of The Frontier Fund; Frontier Heritage Series, a series of The Frontier Fund; FRONTIER LONG/SHORT COMMODITY SERIES, a series of The Frontier Fund; Frontier Select Series, a series of The Frontier Fund
filed 2013-11-14
CIK 1261379, 1389124, 1389122, 1450722, 1450720, 1389123, 1389128, 1389125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2013

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF SEPTEMBER 30, 2013, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Series of the Frontier Fund

Statements of Financial Condition

September 30, 2013 and December 31, 2012

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	9/30/2013 (Unaudited)	12/31/2012	9/30/2013 (Unaudited)	12/31/2012	9/30/2013 (Unaudited)		12/31/2012
ASSETS
Cash and cash equivalents	$1,381,083	$2,681,889	$827,898	$1,542,661	$693,230		$1,710,151
U.S. Treasury securities, at fair value	—	3,853,000	—	2,212,909	—		2,388,540
Custom time deposits	44,968,522	66,875,140	28,180,906	38,288,877	23,596,948		41,327,739
Receivable from futures commission merchants	—	—	—	—	6,922,041		14,770,973
Swap contracts, at fair value	2,413,658	—	—	—	2,819,497		—
Investments in unconsolidated trading companies, at fair value	19,964,338	42,826,426	8,927,278	9,771,797	—		3,675,238
Prepaid service fees - Class 1	9,913	40,235	20,100	57,276	7,871		42,004
Interest receivable	188	54,006	118	31,017	99		33,479
Receivable from related parties	1,388	114,481	—	38,735	2,032		549
Other assets	—	—	—	—	—		—

Total Assets	$68,739,090	$116,445,177	$37,956,300	$51,943,272	$34,041,718		$63,948,673

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—	$—	$—	$—	$200,291		$819,535
Options written, at fair value	—	—	—	—	29,302		928,690
Pending owner additions	62,060	23,900	1,289	15,449	—		62,537
Owner redemptions payable	358,273	521,439	158,560	141,453	53,464		344,538
Incentive fees payable to Managing Owner	—	189,903	—	—	—		—
Management fees payable to Managing Owner	101,464	150,188	98,876	118,274	152,047		277,379
Interest payable to Managing Owner	30,460	41,394	14,883	20,028	19,227		26,319
Trading fees payable to Managing Owner	149,772	228,169	80,808	104,852	42,620		79,400
Service fees payable to Managing Owner	54,639	89,177	39,713	47,423	17,705		24,074
Payables to related parties	—	19,435	1,361	9,635	—		34,037
Other liabilities	—	—	—	—	356		—

Total Liabilities	756,668	1,263,605	395,490	457,114	515,012		2,596,509

CAPITAL
Managing Owner Units - Class 1	21,486	25,959	24,163	27,804	—		—
Managing Owner Units - Class 1a	—	—	—	—	—		12,732
Managing Owner Units - Class 2	1,205,022	1,436,973	533,151	605,508	388,718		449,011
Managing Owner Units - Class 2a	—	—	—	—	224,080		256,560
Managing Owner Units - Class 3a	—	—	—	—	11,039		—
Limited Owner Units - Class 1	33,821,461	58,973,977	26,286,114	34,575,695	—		—
Limited Owner Units - Class 1a	—	—	—	—	11,243,674		18,970,806
Limited Owner Units - Class 2	32,934,453	54,744,663	10,717,382	16,277,151	3,547,618		6,449,774
Limited Owner Units - Class 2a	—	—	—	—	4,082,583		10,625,551
Limited Owner Units - Class 3	—	—	—	—	11,321,675		19,761,047
Limited Owner Units - Class 3a	—	—	—	—	117,179		—

Total Owners’ Capital	67,982,422	115,181,572	37,560,810	51,486,158	30,936,566		56,525,481

Non-Controlling Interests	—	—	—	—	2,590,140		4,826,683

Total Capital	67,982,422	115,181,572	37,560,810	51,486,158	33,526,706		61,352,164

Total Liabilities and Capital	$68,739,090	$116,445,177	$37,956,300	$51,943,272	$34,041,718		$63,948,673

Units Outstanding
Class 1	433,157	625,015	299,434	342,249	N/A		N/A
Class 1a	N/A	N/A	N/A	N/A	120,121		174,830
Class 2	405,160	559,127	118,739	156,889	31,219		47,367
Class 2a	N/A	N/A	N/A	N/A	42,710		94,257
Class 3	N/A	N/A	N/A	N/A	89,767		135,642
Class 3a	N/A	N/A	N/A	N/A	1,271	(2)	N/A

Net Asset Value per Unit
Class 1	$78.13	$94.40	$87.87	$101.11	N/A		$135.41	(1)
Class 1a	N/A	N/A	N/A	N/A	$93.60		$108.58
Class 2	$84.26	$100.48	$94.75	$107.61	$126.09		$145.65
Class 2a	N/A	N/A	N/A	N/A	$100.84		$115.45
Class 3	N/A	N/A	N/A	N/A	$126.12		$145.69
Class 3a	N/A	N/A	N/A	N/A	$100.91	(2)	N/A

(1)	Class 1 operations ceased July 18, 2012 and all remaining Class 1 Units were exchanged for Class 3 Units.
(2)	Class 3a operations began June 17, 2013.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Financial Condition

September 30, 2013 and December 31, 2012

	Balanced Series		Frontier Select Series (1)
	9/30/2013 (Unaudited)	12/31/2012	9/30/2013 (Unaudited)	12/31/2012
ASSETS
Cash and cash equivalents	$2,438,659	$4,111,855	$430,385	$664,310
U.S. Treasury securities, at fair value	—	5,951,633	—	961,568
Custom time deposits	83,009,823	102,978,191	14,649,926	16,637,538
Receivable from futures commission merchants	20,948,268	92,043,593	—	—
Open trade equity, at fair value	—	—	—	—
Swap contracts, at fair value	7,410,271	22,289,478	—	—
Investments in unconsolidated trading companies, at fair value	17,588,160	20,193,128	4,343,695	7,373,509
Interest receivable	348	83,422	61	13,478
Receivable from related parties	—	17,313	—	—
Prepaid service fees	423	—	—	—
Other assets	50	34,301	—	—

Total Assets	$131,396,002	$247,702,914	$19,424,067	$25,650,403

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$197,674	$672,511	$—	$—
Options written, at fair value	467,791	165,363	—	—
Pending owner additions	14,800	34,831	940	1,522
Owner redemptions payable	760,835	342,417	15,072	40,093
Incentive fees payable to Managing Owner	—	527,306	—	—
Management fees payable to Managing Owner	92,310	193,155	45,546	103,089
Interest payable to Managing Owner	207,056	330,341	33,837	42,764
Trading fees payable to Managing Owner	79,628	132,875	12,681	16,057
Service fees payable to Managing Owner	202,653	332,942	42,233	54,702
Payables to related parties	6,268	1,490	322	47,535
Other liabilities	1,387	—	—	—

Total Liabilities	2,030,402	2,733,231	150,631	305,762

CAPITAL
Managing Owner Units - Class 2	2,238,810	3,225,784	6,931	7,013
Managing Owner Units - Class 2a	133,769	153,884	—	—
Limited Owner Units - Class 1	86,381,929	143,906,872	17,006,881	22,266,758
Limited Owner Units - Class 2	29,518,614	48,233,784	2,259,624	3,070,870
Limited Owner Units - Class 2a	506,762	855,636	—	—
Limited Owner Units - Class 3a	2,298,925	3,776,790	—	—

Total Owners’ Capital	121,078,809	200,152,750	19,273,436	25,344,641

Non-Controlling Interests	8,286,791	44,816,933	—	—

Total Capital	129,365,600	244,969,683	19,273,436	25,344,641

Total Liabilities and Capital	$131,396,002	$247,702,914	$19,424,067	$25,650,403

Units Outstanding
Class 1	883,942	1,237,173	223,714	283,073
Class 2	247,726	344,894	23,036	30,918
Class 2a	5,925	8,117	N/A	N/A
Class 3a	21,335	30,469	N/A	N/A
Net Asset Value per Unit
Class 1	$97.72	$116.32	$76.02	$78.66
Class 2	$128.20	$149.20	$98.39	$99.55
Class 2a	$108.11	$124.36	N/A	N/A
Class 3a	$107.75	$123.96	N/A	N/A

(1)	Formerly the Tiverton/Graham/Transtrend Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Financial Condition

September 30, 2013 and December 31, 2012

	Winton Series		Frontier Heritage Series (1)
	9/30/2013 (Unaudited)	12/31/2012	9/30/2013 (Unaudited)	12/31/2012
ASSETS
Cash and cash equivalents	$858,214	$1,249,455	$347,039	$536,159
U.S. Treasury securities, at fair value	—	1,808,547	—	776,073
Custom time deposits	29,212,841	31,292,395	11,812,899	13,428,015
Investments in unconsolidated trading companies, at fair value	6,712,629	6,865,965	2,958,796	6,174,855
Interest receivable	122	25,350	49	10,878
Receivable from related parties	—	—	—	—
Other assets	—	—	—	—

Total Assets	$36,783,806	$41,241,712	$15,118,783	$20,925,980

LIABILITIES & CAPITAL
LIABILITIES
Pending owner additions	$13,280	$15,044	$2,732	$3,976
Owner redemptions payable	165,770	22,467	21,205	18,231
Management fees payable to Managing Owner	87,013	86,138	24,337	63,642
Interest payable to Managing Owner	62,052	69,369	26,236	35,011
Trading fees payable to Managing Owner	23,305	26,041	9,847	13,148
Service fees payable to Managing Owner	52,149	62,556	27,616	38,116
Payables to related parties	2,070	563	861	317
Other liabilities	—	—	—	—

Total Liabilities	405,639	282,178	112,834	172,441

CAPITAL
Managing Owner Units - Class 2	33,179	32,721	53,418	51,683
Limited Owner Units - Class 1	26,594,221	30,645,208	11,974,513	16,680,498
Limited Owner Units - Class 2	9,750,767	10,281,605	2,978,018	4,021,358

Total Owners’ Capital	36,378,167	40,959,534	15,005,949	20,753,539

Non-Controlling Interests	—	—	—	—

Total Capital	36,378,167	40,959,534	15,005,949	20,753,539

Total Liabilities and Capital	$36,783,806	$41,241,712	$15,118,783	$20,925,980

Units Outstanding
Class 1	205,176	234,414	125,316	176,419
Class 2	60,956	65,159	24,306	33,753

Net Asset Value per Unit
Class 1	$129.62	$130.73	$95.55	$94.55
Class 2	$160.51	$158.30	$124.72	$120.67

(1)	Formerly the Winton/Graham Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments (Unaudited)

September 30, 2013

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *

Various currency futures contracts (U.S.)	$—	0.00%	$—	0.00%	$44,496	0.13%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(486,354)	-1.45%
Crude Oil Settling 3/1/2014 (Number of Contracts: 539)	—	0.00%	—	0.00%	848,922	2.53%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(206,430)	-0.62%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(144,638)	-0.43%
Corn Settling 3/1/2014 (Number of Contracts: 271)	—	0.00%	—	0.00%	(440,575)	-1.31%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	(730)	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(21,395)	-0.06%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	11,188	0.03%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(7,935)	-0.02%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	(43,817)	-0.13%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$(447,268)	-1.33%

OPTIONS PURCHASED *

Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$3,680	0.01%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(318,197)	-0.95%
Corn Settling 5/1/2014 (Number of Contracts: 317)	—	0.00%	—	0.00%	553,800	1.65%

Total Options Purchased	$—	0.00%	$—	0.00%	$239,283	0.71%

SHORT FUTURES CONTRACTS *

Various currency futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(75,950)	-0.23%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	458,454	1.37%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	(62,495)	-0.19%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	(142,739)	-0.43%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(17,492)	-0.05%
90 Day Euro Time Deposit Settling 12/1/2015 (Number of Contracts: 627)	—	0.00%	—	0.00%	(591,175)	-1.76%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	618,604	1.85%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(171,384)	-0.51%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	(8,129)	-0.02%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$7,694	0.03%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$—	0.00%	$—	0.00%	$—	0.00%

Total Currency Forwards	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$—	0.00%	$—	0.00%	$(200,291)	-0.59%

OPTIONS WRITTEN *

Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(29,302)	-0.09%

Total Options Written	$—	0.00%	$—	0.00%	$(29,302)	-0.09%

Swaps (1)

Frontier XXXV Diversified select swap (U.S.)	$2,413,658	3.55%	$—	0.00%	$—	0.00%
Frontier XXXVII L/S select swap (U.S.)	—	0.00%	—	0.00%	2,819,497	8.41%

Total Swaps	$2,413,658	3.55%	$—	0.00%	$2,819,497	8.41%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments (Unaudited)

September 30, 2013

	Balanced Series		Frontier Select Series (1)
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *

Various currency futures contracts (U.S.)	$216,281	0.17%	$—	0.00%
Various energy futures contracts (U.S.)	(151,238)	-0.12%	—	0.00%
Various interest rates futures contracts (Canada)	43,947	0.03%	—	0.00%
Various interest rates futures contracts (Europe)	418,179	0.32%	—	0.00%
Various interest rates futures contracts (Far East)	118,474	0.09%	—	0.00%
Various interest rates futures contracts (Oceanic)	46,796	0.04%	—	0.00%
Various interest rates futures contracts (U.S.)	446,869	0.35%	—	0.00%
Various soft futures contracts (Europe)	7,307	0.01%	—	0.00%
Various soft futures contracts (U.S.)	79,426	0.06%	—	0.00%
Various stock index futures contracts (Africa)	1,807	0.00%	—	0.00%
Various stock index futures contracts (Canada)	(5,391)	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(244,889)	-0.19%	—	0.00%
Various stock index futures contracts (Far East)	(102,474)	-0.08%	—	0.00%
Various stock index futures contracts (Oceanic)	(13,202)	-0.01%	—	0.00%
Various stock index futures contracts (U.S.)	(410,914)	-0.32%	—	0.00%
Various base metals futures contracts (U.S.)	4,024	0.00%	—	0.00%
Various base metals futures contracts (Europe)	54,036	0.04%	—	0.00%
Various precious metal futures contracts (U.S.)	(8,782)	-0.01%	—	0.00%

Total Long Futures Contracts	$500,256	0.38%	$—	0.00%

OPTIONS PURCHASED *
Various stock index futures contracts (U.S.)	607,025	0.47%	—	0.00%

Total Options Purchased	$607,025	0.47%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	$(144,815)	-0.11%	$—	0.00%
Various energy futures contracts (U.S.)	12,489	0.01%	—	0.00%
Various interest rates futures contracts (Canada)	(16,358)	-0.01%	—	0.00%
Various interest rates futures contracts (Europe)	(367,589)	-0.28%	—	0.00%
Various interest rates futures contracts (Oceanic)	(27,776)	-0.02%	—	0.00%
Various interest rates futures contracts (U.S.)	(107,570)	-0.08%	—	0.00%
Various soft futures contracts (Europe)	34,891	0.03%	—	0.00%
Various soft futures contracts (U.S.)	36,966	0.03%	—	0.00%
Various stock index futures contracts (Europe)	113	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(6,998)	-0.01%	—	0.00%
Various base metals futures contracts (U.S.)	(1,703)	0.00%	—	0.00%
Various base metals futures contracts (Europe)	(757,163)	-0.59%	—	0.00%
Various precious metal futures contracts (U.S.)	40,558	0.03%	—	0.00%

Total Short Futures Contracts	$(1,304,955)	-1.00%	$—	0.00%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$—	0.00%	$—	0.00%

Total Currency Forwards	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$(197,674)	-0.15%	$—	0.00%

OPTIONS WRITTEN *
Various stock index futures contracts (U.S.)	$(467,791)	-0.36%	$—	0.00%

Total Options Written	$(467,791)	-0.36%	$—	0.00%

Swaps (2)
Frontier XXXIV Balanced select swap (U.S.)	$7,410,271	5.73%	$—	0.00%

Total Swaps	$7,410,271	5.73%	$—	0.00%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Formerly the Tiverton/Graham/Transtrend Series.
(2)	See Note 4 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments (Unaudited)

September 30, 2013

	Winton Series		Frontier Heritage Series (1)
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	$—	0.00%	$—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various stock index futures contracts (Africa)	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%
Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$—	0.00%

OPTIONS PURCHASED *
Various currency futures contracts (U.S.)	$—	0.00%	$—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%

Total Options Purchased	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	$—	0.00%	$—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various stock index futures contracts (Africa)	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *
Various currency forward contracts	$—	0.00%	$—	0.00%

Total Currency Forwards	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$—	0.00%	$—	0.00%

OPTIONS WRITTEN *
Various currency futures contracts (U.S.)	$—	0.00%	$—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%

Total Options Written	$—	0.00%	$—	0.00%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Formerly the Winton/Graham Series.

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

The Series of the Frontier Fund

Condensed Schedules of Investments

December 31, 2012

	Balanced Series		Frontier Select Series (2)
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$7,365	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	1,079,576	0.44%	—	0.00%
Various currency futures contracts (U.S.)	(2,013,943)	-0.82%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	618,362	0.25%	—	0.00%
Brent Curde Oil Settling 2/1/2013 (Number of Contracts: 735)	2,850,050	1.16%	—	0.00%
Various interest rates futures contracts (U.S.)	(285,562)	-0.12%	—	0.00%
Various interest rates futures contracts (Canada)	(62,247)	-0.03%	—	0.00%
Various interest rates futures contracts (Europe)	1,247,403	0.51%	—	0.00%
Various interest rates futures contracts (Far East)	(146,326)	-0.06%	—	0.00%
Various interest rates futures contracts (Oceanic)	298,712	0.12%	—	0.00%
Various precious metals futures contracts (U.S.)	76,885	0.03%	—	0.00%
Various soft futures contracts (U.S.)	(888,222)	-0.36%	—	0.00%
Various soft futures contracts (Europe)	(131,803)	-0.05%	—	0.00%
Various stock index futures contracts (U.S.)	(494,955)	-0.20%	—	0.00%
Various stock index futures contracts (Canada)	246,124	0.10%	—	0.00%
Various stock index futures contracts (Europe)	(1,219,796)	-0.50%	—	0.00%
Various stock index futures contracts (Africa)	82,200	0.03%	—	0.00%
Various stock index futures contracts (Oceanic)	132,147	0.05%	—	0.00%
Various stock index futures contracts (Far East)	1,111,191	0.45%	—	0.00%

Total Long Futures Contracts	$2,507,161	1.00%	$—	0.00%

OPTIONS PURCHASED *

Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	439,170	0.18%	—	0.00%

Total Options Purchased	439,170	0.18%	$—	0.00%

SHORT FUTURES CONTRACTS *

Various base metals futures contracts (U.S.)	$(57,925)	-0.02%	$—	0.00%
Various base metals futures contracts (Europe)	(3,453,452)	-1.41%	—	0.00%
Various currency futures contracts (US)	1,732,960	0.71%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(2,108,322)	-0.86%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(356,406)	-0.15%	—	0.00%
Various interest rates futures contracts (Canada)	79,806	0.03%	—	0.00%
Various interest rates futures contracts (Europe)	9,865	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	172,781	0.07%	—	0.00%
Various interest rates futures contracts (Oceanic)	(1,482)	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	8,095	0.00%	—	0.00%
Various soft futures contracts (U.S.)	1,114,717	0.46%	—	0.00%
Various soft futures contracts (Europe)	124,047	0.05%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(341,725)	-0.14%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	86,851	0.04%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	(628,652)	-0.26%	—	0.00%

Total Short Futures Contracts	$(3,618,842)	-1.95%	$—	0.00%

CURRENCY FORWARDS *	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$(672,511)	-0.27%	$—	0.00%

OPTIONS WRITTEN *

Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%
Various base metals futures contracts (U.S)	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(165,363)	-0.07%	—	0.00%

Total Options Written	$(165,363)	-0.07%	$—	0.00%

Swaps (3)

Frontier Select CTA TRS Deutsche Bank Swap (U.S.)	4,503,745	1.84%	—	0.00%
Frontier Balanced RCW-1 Swap (U.S.)	17,785,733	7.26%	—	0.00%

Total Swaps	$22,289,478	9.10%	$—	0.00%

U.S. TREASURY SECURITIES

	Fair Value		Fair Value
US Treasury Note 4.000% due 02/15/2015 (1)	$5,951,633	2.97%	$961,568	3.79%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
US Treasury Note 4.000% due 02/15/2015 (1)	$5,521,388		$892,056

	Cost		Cost
US Treasury Note 4.000% due 02/15/2015 (1)	$5,719,381		$924,044

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.
(2)	Formerly the Tiverton/Graham/Tiverton Series.
(3)	See Note 4 to the Financial Statements.

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

The Series of the Frontier Fund

Statements of Operations

For the Three Months Ended September 30, 2013 and 2012

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2013	9/30/2012	9/30/2013	9/30/2012	9/30/2013		9/30/2012
Investment income:
Interest - net	$399,992	$524,861	$192,004	$251,275	$249,355		$336,190

Total Income	399,992	524,861	192,004	251,275	249,355		336,190

Expenses:
Incentive Fees	—	1,456,640	—	403,573	—		585,049
Management Fees	333,759	443,895	315,200	364,814	518,079		868,971
Service Fees - Class 1	225,937	366,831	156,560	207,528	71,049		112,879
Trading Fees	475,785	735,492	252,770	342,724	146,883		266,738

Total Expenses	1,035,481	3,002,858	724,530	1,318,639	736,011		1,833,637

Investment (loss) - net	(635,489)	(2,477,997)	(532,526)	(1,067,364)	(486,656)		(1,497,447)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—	626,741	(6,125,553)		(37,284,952)
Net change in open trade equity/(deficit)	—	—	—	(158,295)	3,443,127		39,443,564
Net unrealized gain/(loss) on swap contracts	(986,342)	—			(60,503)
Net realized gain/(loss) on U.S. Treasury securities	—	—	—	—	—		—
Net unrealized gain/(loss) on U.S. Treasury securities	—	(35,655)	—	(17,319)	—		(22,359)
Trading commissions	—	—	—	(47,113)	(309,658)		(503,103)
Change in fair value of investments in unconsolidated trading companies	(5,709,980)	3,123,724	(2,509,310)	2,394,445	(350,898)		(647,557)

Net gain/(loss) on investments	(6,696,322)	3,088,069	(2,509,310)	2,798,459	(3,403,485)		985,593

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(7,331,811)	610,072	(3,041,836)	1,731,095	(3,890,141)		(511,854)

Less: Operations attributable to non-controlling interests	—	—	—	148,709	(1,606,510)		(5,316,448)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(7,331,811)	$610,072	$(3,041,836)	$1,582,386	$(2,283,631)		$4,804,594

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(7.42)	$0.22	$(6.87)	$2.88	N/A		$7.34
Class 1a	N/A	N/A	N/A	N/A	$(6.30)		$8.16
Class 2	$(7.59)	$0.67	$(6.96)	$3.52	$(8.37)		$11.08
Class 2a	N/A	N/A	N/A	N/A	$(6.30)		$9.10
Class 3	N/A	N/A	N/A	N/A	$(8.37)		$11.15
Class 3a	N/A	N/A	N/A	N/A	$(6.24	)(1)	N/A

(1)	Class 3a operations began June 17, 2013.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Operations

For the Three Months Ended September 30, 2013 and 2012

	Balanced Series			Frontier Select Series (1)
	(Unaudited)			(Unaudited)
	9/30/2013		9/30/2012	9/30/2013	9/30/2012
Investment income:
Interest - net	$123,819		$22,120	$68,662	$75,086

Total Income/(loss)	123,819		22,120	68,662	75,086

Expenses:
Incentive Fees	—		3,268,561	—	7,136
Management Fees	334,849		601,212	140,444	326,209
Service Fees - Class 1	741,647		1,240,331	141,965	213,767
Trading Fees	261,429		443,728	40,356	60,869

Total Expenses	1,337,925		5,553,832	322,765	607,981

Investment (loss) - net	(1,214,106)		(5,531,712)	(254,103)	(532,895)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	1,183,617		19,443,157	—	—
Net change in open trade equity/(deficit)	(1,457,328)		(2,873,395)	—	—
Net realized gain/(loss) on swap contracts	(1,645,980)		—	—	—
Net unrealized gain/(loss) on swap contracts	(998,324)		259,527	—	—
Net realized gain/(loss) on U.S. Treasury securities	—		—	—	—
Net unrealized gain/(loss) on U.S. Treasury securities	—		(58,350)	—	(12,605)
Trading commissions	(214,905)		(1,250,434)	—	—
Change in fair value of investments in unconsolidated trading companies	(6,903,390)		(2,928,309)	(1,021,631)	323,029

Net gain/(loss) on investments	(10,036,310)		12,592,196	(1,021,631)	310,424

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(11,250,416)		7,060,484	(1,275,734)	(222,471)

Less: Operations attributable to non-controlling interests	(1,528,637)		6,167,281	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(9,721,779)		$893,203	$(1,275,734)	$(222,471)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(7.17)		$0.14	$(4.99)	$(0.99)
Class 1a	N/A	(2)	$4.45	N/A	N/A
Class 2	$(8.34)		$1.29	$(5.65)	$0.08
Class 2a	$(6.58)		$1.16	N/A	N/A
Class 3a	$(6.56	)(2)	$1.18	N/A	N/A

(1)	Formerly known as the Tiverton/Graham/Transtrend Series.
(2)	Class 1a operations ceased July 17, 2012 and all remaining Class 1a Units were exchanged for Class 3a Units.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Operations

For the Three Months Ended September, 2013 and 2012

	Winton Series		Frontier Heritage Series (1)
	(Unaudited)		(Unaudited)
	9/30/2013	9/30/2012	9/30/2013	9/30/2012
Investment income:
Interest - net	$66,992	$127,814	$29,602	$31,821

Total Income	66,992	127,814	29,602	31,821

Expenses:
Management Fees	264,894	259,965	74,121	225,076
Service Fees - Class 1	211,612	257,849	101,377	153,063
Trading Fees	72,271	84,533	31,828	47,300

Total Expenses	548,777	602,347	207,326	425,439

Investment (loss) - net	(481,785)	(474,533)	(177,724)	(393,618)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on U.S. Treasury securities	—	—	—	—
Net unrealized gain/(loss) on U.S. Treasury securities	—	(18,568)	—	(8,184)
Change in fair value of investments in unconsolidated trading companies	(380,598)	602,511	(249,447)	1,185,902

Net gain/(loss) on investments	(380,598)	583,943	(249,447)	1,177,718

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(862,383)	109,410	(427,171)	784,100

Less: Operations attributable to non-controlling interests	—	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(862,383)	$109,410	$(427,171)	$784,100

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(3.19)	$0.01	$(2.53)	$2.75
Class 2	$(2.68)	$1.16	$(2.32)	$4.35

(1)	Formerly known as the Winton/Graham Series

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Operations

For the Nine Months Ended September 30, 2013 and 2012

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	(Unaudited)		(Unaudited)		(Unaudited)
	9/30/2013	9/30/2012	9/30/2013	9/30/2012	9/30/2013		9/30/2012
Investment income:
Interest - net	$1,338,676	$1,668,101	$647,376	$780,501	$834,637		$1,047,821

Total Income	1,338,676	1,668,101	647,376	780,501	834,637		1,047,821

Expenses:
Incentive Fees	184,498	3,079,256	—	488,081	—		1,059,204
Management Fees	1,131,997	1,445,371	970,110	1,069,958	1,747,261		2,599,254
Service Fees - Class 1	822,240	1,131,348	508,375	584,434	255,223		352,904
Trading Fees	1,726,597	2,258,377	834,173	979,635	548,982		778,408

Total Expenses	3,865,332	7,914,352	2,312,658	3,122,108	2,551,466		4,789,770

Investment (loss) - net	(2,526,656)	(6,246,251)	(1,665,282)	(2,341,607)	(1,716,829)		(3,741,949)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	734,081	—	—	4,064,894	(6,256,541)		(35,422,568)
Net change in open trade equity/(deficit)	(566,777)	—	—	(1,006,677)	52,457		33,169,426
Net realized gain/(loss) on swap contracts	—	(106,862)	—	(55,669)	—		(58,693)
Net unrealized gain/(loss) on swap contracts	(986,342)	(23,719)	—	(2,775)	(60,503)		(20,529)
Net realized gain/(loss) on U.S. Treasury securities	221,284	176,189	107,483	84,120	138,776		110,579
Net unrealized gain/(loss) on U.S. Treasury securities	(236,981)	(380,530)	(118,107)	(179,102)	(148,620)		(234,541)
Trading commissions	(5,416)	—	—	(119,270)	(1,093,840)		(1,401,958)
Change in fair value of investments in unconsolidated trading companies	(13,058,787)	5,278,098	(4,193,804)	2,888,613	(1,010,415)		(1,826,300)

Net gain/(loss) on investments	(13,898,938)	4,943,176	(4,204,428)	5,674,134	(8,378,686)		(5,684,584)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(16,425,594)	(1,303,075)	(5,869,710)	3,332,527	(10,095,515)		(9,426,533)

Less: Operations attributable to non-controlling interests	—	—	—	676,097	(4,287,954)		(10,770,288)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(16,425,594)	$(1,303,075)	$(5,869,710)	$2,656,430	$(5,807,561)		$1,343,755

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(16.27)	$(1.58)	$(13.24)	$4.67	N/A		$0.72
Class 1a	N/A	N/A	N/A	N/A	$(14.98)		$1.71
Class 2	$(16.22)	$(0.30)	$(12.86)	$6.34	$(19.56)		$3.31
Class 2a	N/A	N/A	N/A	N/A	$(14.61)		$3.41
Class 3	N/A	N/A	N/A	N/A	$(19.57)		$3.37
Class 3a	N/A	N/A	N/A	N/A	$(8.69	)(1)	N/A

(1)	Class 3a operations began June 17, 2013.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Operations

For the Nine Months Ended September 30, 2013 and 2012

	Balanced Series			Frontier Select Series (1)
	(Unaudited)			(Unaudited)
	9/30/2013		9/30/2012	9/30/2013	9/30/2012
Investment income:
Interest - net	$246,370		$208,856	$246,719	$159,048

Total Income	246,370		208,856	246,719	159,048

Expenses:
Incentive Fees	657,063		6,553,867	—	65,989
Management Fees	1,250,878		1,940,876	487,737	956,639
Service Fees - Class 1	2,658,114		3,845,995	452,617	686,786
Trading Fees	934,900		1,373,998	128,680	193,716

Total Expenses	5,500,955		13,714,736	1,069,034	1,903,130

Investment (loss) - net	(5,254,585)		(13,505,880)	(822,315)	(1,744,082)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(1,691,547)		33,748,231	—	—
Net change in open trade equity/(deficit)	(257,325)		(337,037)	—	—
Net realized gain/(loss) on swap contracts	(3,554,723)		(175,294)	—	(34,232)
Net unrealized gain/(loss) on swap contracts	(225,707)		1,590,654	—	(2,448)
Net realized gain/(loss) on U.S. Treasury securities	362,137		290,166	78,233	59,410
Net unrealized gain/(loss) on U.S. Treasury securities	(387,826)		(632,344)	(83,782)	(119,961)
Trading commissions	(1,361,766)		(3,926,501)	—	—
Change in fair value of investments in unconsolidated trading companies	(15,834,449)		(8,615,816)	338,654	(122,653)
Net realized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—		—	—	(2,172,987)
Net unrealized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—		—	—	2,084,880

Net gain/(loss) on investments	(22,951,206)		21,942,059	333,105	(307,991)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(28,205,791)		8,436,179	(489,210)	(2,052,073)

Less: Operations attributable to non-controlling interests	(2,141,659)		10,396,433	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(26,064,132)		$(1,960,254)	$(489,210)	$(2,052,073)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(18.60)		$(1.71)	$(2.64)	$(5.72)
Class 1a	N/A	(2)	$4.13	N/A	N/A
Class 2	$(21.00)		$1.28	$(1.16)	$(4.72)
Class 2a	$(16.25)		$1.80	N/A	N/A
Class 3a	$(16.21	)(2)	$1.36	N/A	N/A

(1)	Formerly known as the Tiverton/Graham/Transtrend Series.
(2)	Class 1a operations ceased July 17, 2012 and all remaining Class 1a Units were exchanged for Class 3a Units.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Operations

For the Nine Months Ended September 30, 2013 and 2012

	Winton Series		Frontier Heritage Series (1)
	(Unaudited)		(Unaudited)
	9/30/2013	9/30/2012	9/30/2013	9/30/2012
Investment income:
Interest - net	$271,603	$386,507	$102,598	$85,811

Total Income	271,603	386,507	102,598	85,811

Expenses:
Management Fees	785,269	787,335	288,326	813,420
Service Fees - Class 1	661,315	806,539	337,523	491,271
Trading Fees	223,928	263,127	105,156	151,266

Total Expenses	1,670,512	1,857,001	731,005	1,455,957

Investment (loss) - net	(1,398,909)	(1,470,494)	(628,407)	(1,370,146)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on swap contracts	—	(57,781)	—	(30,602)
Net unrealized gain/(loss) on swap contracts	—	(7,291)	—	943
Net realized gain/(loss) on U.S. Treasury securities	115,236	90,903	50,795	40,172
Net unrealized gain/(loss) on U.S. Treasury securities	(123,411)	(193,198)	(54,398)	(85,821)
Change in fair value of investments in unconsolidated trading companies	1,408,825	(1,345,966)	1,099,875	91,196

Net gain/(loss) on investments	1,400,650	(1,513,333)	1,096,272	15,888

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	1,741	(2,983,827)	467,865	(1,354,258)

Less: Operations attributable to non-controlling interests	—	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$1,741	$(2,983,827)	$467,865	$(1,354,258)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(1.11)	$(9.40)	$1.00	$(5.93)
Class 2	$2.21	$(7.54)	$4.05	$(4.57)

(1)	Formerly known as the Winton/Graham Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2013

(Unaudited)

	Frontier Diversified Series					Frontier Masters Series
	Class 1	Class 1	Class 2	Class 2		Class 1	Class 1	Class 2	Class 2
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2012	$25,959	$58,973,977	$1,436,973	$54,744,663	$115,181,572	$27,804	$34,575,695	$605,508	$16,277,151	$51,486,158
Sale of Units	—	1,463,020	—	2,709,517	4,172,537	—	2,545,424	—	594,083	3,139,507
Redemption of Units	—	(18,058,110)	—	(16,887,983)	(34,946,093)	—	(6,636,880)	—	(4,558,265)	(11,195,145)
Net increase/(decrease) in Owners’ Capital resulting from operations	(4,473)	(8,557,426)	(231,951)	(7,631,744)	(16,425,594)	(3,641)	(4,198,125)	(72,357)	(1,595,587)	(5,869,710)

Owners’ Capital, September 30, 2013	$21,486	$33,821,461	$1,205,022	$32,934,453	$67,982,422	$24,163	$26,286,114	$533,151	$10,717,382	$37,560,810

Owners’ Capital - Units, December 31, 2012	275	624,740	14,301	544,826		275	341,974	5,627	151,262

Sale of Units	—	16,215	—	29,156		—	26,079	—	5,650
Redemption of Units	—	(208,073)	—	(183,123)		—	(68,894)	—	(43,800)

Owners’ Capital - Units, September 30, 2013	275	432,882	14,301	390,859		275	299,159	5,627	113,112

		(1)		(1)			(1)		(1)
Net asset value per unit at December 31, 2012		$94.40		$100.48			$101.11		$107.61
Change in net asset value per unit for the period ended September 30, 2013		(16.27)		(16.22)			(13.24)		(12.86)

Net asset value per unit at September 30, 2013		$78.13		$84.26			$87.87		$94.75

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2013

(Unaudited)

	Frontier Long/Short Commodity Series
	Class 2		Class 3	Class 1a	Class 1a	Class 2a	Class 2a	Class 3a (2)
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2012	$449,011	$6,449,774	$19,761,047	$12,732	$18,970,806	$256,560	$10,625,551	$—	$—	$4,826,683	$61,352,164
Sale of Units	—	—	—	—	676,187	—	251,400	11,990	121,876	—	1,061,453
Redemption of Units	—	(2,265,262)	(6,530,834)	(11,990)	(6,223,643)	—	(5,811,078)	—	—	—	(20,842,807)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	1,574,902	1,574,902
Contributions	—	—	—	—	—	—	—	—	—	5,619,753	5,619,753
Distributions	—	—	—	—	—	—	—	—	—	(5,143,244)	(5,143,244)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	(4,287,954)	(4,287,954)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(60,293)	(636,894)	(1,908,538)	(742)	(2,179,676)	(32,480)	(983,290)	(951)	(4,697)	—	(5,807,561)

Owners’ Capital, September 30, 2013	$388,718	$3,547,618	$11,321,675	$—	$11,243,674	$224,080	$4,082,583	$11,039	$117,179	$2,590,140	33,526,706

Owners’ Capital - Units, December 31, 2012	3,083	44,284	135,642	117	174,713	2,222	92,035	—	—

Sale of Units	—	—	—	—	6,334	—	2,208	109	1,162
Redemption of Units	—	(16,148)	(45,875)	(117)	(60,926)	—	(53,755)	—	—

Owners’ Capital - Units, September 30, 2013	3,083	28,136	89,767	—	120,121	2,222	40,488	109	1,162

		(1)			(1)		(1)		(1)
Net asset value per unit at December 31, 2012		$145.65	$145.69		$108.58		$115.45		$109.60
Change in net asset value per unit for the period ended September 30, 2013		(19.56)	(19.57)		(14.98)		(14.61)		(8.69)

Net asset value per unit at September 30, 2013		$126.09	$126.12		$93.60		$100.84		$100.91

(1)	Values are for both the Managing Owner and Limited Owners.
(2)	Class 1a operations ceased July 17, 2012 and all remaining Class 1a Units were exchanged for Class 3a Units.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2013

(Unaudited)

	Balanced Series
	Class 1	Class 2		Class 2a		Class 3a
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2012	$143,906,872	$3,225,784	$48,233,784	$153,884	$855,636	$3,776,790	$44,816,933	$244,969,683
Sale of Units	223,025	—	11,513	—	—	—	—	234,538
Redemption of Units	(38,380,811)	(547,933)	(12,952,912)	—	(257,150)	(1,105,541)	—	(53,244,347)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	(51,747,039)	(51,747,039)
Contributions	—	—	—	—	—	—	56,807,054	56,807,054
Distributions	—	—	—	—	—	—	(39,448,498)	(39,448,498)
Operations attributable to non-controlling interests	—	—	—	—	—	—	(2,141,659)	(2,141,659)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(19,367,157)	(439,041)	(5,773,771)	(20,115)	(91,724)	(372,324)	—	(26,064,132)

Owners’ Capital, September 30, 2013	$86,381,929	$2,238,810	$29,518,614	$133,769	$506,762	$2,298,925	$8,286,791	$129,365,600

Owners’ Capital - Units, December 31, 2012	1,237,173	21,620	323,274	1,237	6,880	30,469

Sale of Units	2,011	—	80	—	—	—
Redemption of Units	(355,242)	(4,156)	(93,092)	—	(2,192)	(9,134)

Owners’ Capital - Units, September 30, 2013	883,942	17,464	230,262	1,237	4,688	21,335

			(1)		(1)
Net asset value per unit at December 31, 2012	$116.32		$149.20		$124.36	$123.96
Change in net asset value per unit for the period ended September 30, 2013	(18.60)		(21.00)		(16.25)	(16.21)

Net asset value per unit at September 30, 2013	$97.72		$128.20		$108.11	$107.75

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2013

(Unaudited)

	Frontier Select Series (2)				Winton Series				Frontier Heritage Series (3)
	Class 1	Class 2			Class 1	Class 2			Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2012	$22,266,758	$7,013	$3,070,870	$25,344,641	$30,645,208	$32,721	$10,281,605	$40,959,534	$16,680,498	$51,683	$4,021,358	$20,753,539
Sale of Units	12,067	—	—	12,067	134,791	—	—	134,791	32,332	—	—	32,332
Redemption of Units	(4,788,445)	—	(805,617)	(5,594,062)	(4,031,879)	—	(686,020)	(4,717,899)	(5,066,082)	—	(1,181,705)	(6,247,787)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(483,499)	(82)	(5,629)	(489,210)	(153,899)	458	155,182	1,741	327,765	1,735	138,365	467,865

Owners’ Capital, September 30, 2013	$17,006,881	$6,931	$2,259,624	$19,273,436	$26,594,221	$33,179	$9,750,767	$36,378,167	$11,974,513	$53,418	$2,978,018	$15,005,949

Owners’ Capital - Units, December 31, 2012	283,073	70	30,848		234,414	207	64,952		176,419	428	33,325

Sale of Units	150	—	—		1,003	—	—		326	—	—
Redemption of Units	(59,509)	—	(7,882)		(30,241)	—	(4,203)		(51,429)	—	(9,447)

Owners’ Capital - Units, September 30, 2013	223,714	70	22,966		205,176	207	60,749		125,316	428	23,878

			(1)				(1)				(1)
Net asset value per unit at December 31, 2012	$78.66		$99.55		$130.73		$158.30		$94.55		$120.67
Change in net asset value per unit for the period ended September 30, 2013	(2.64)		(1.16)		(1.11)		2.21		1.00		4.05

Net asset value per unit at September 30, 2013	$76.02		$98.39		$129.62		$160.51		$95.55		$124.72

(1)	Values are for both the Managing Owner and Limited Owners.
(2)	Formerly the Tiverton/Graham/Transtrend Series.
(3)	Formerly the Winton/Graham Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series
	9/30/2013	9/30/2012	9/30/2013	9/30/2012	9/30/2013	9/30/2012
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(16,425,594)	$(1,303,075)	$(5,869,710)	$3,332,527	$(10,095,515)	$(9,426,533)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity/(deficit), at fair value	—	—	—	1,006,929	(619,244)	(34,474,951)
Net change in options written, at fair value	—	—	—	—	(899,388)	(465,465)
Net change in ownership allocation of U.S. Treasury securities	154,070	283,224	413,252	(1,319,471)	68,797	(1,026,151)
Net change in ownership allocation of custom time deposits	5,897,177	1,251,670	2,331,811	(9,281,656)	7,690,645	(4,499,445)
Net change in ownership allocation of credit default swaps	—	423	—	(1,219)	—	(4,324)
Net realized (gain) on swap contracts	—	106,862	—	55,669	—	58,693
Net unrealized (gain)/loss on swap contracts	986,342	23,719	—	2,775	60,503	20,529
Net unrealized (gain)/loss on U.S. Treasury securities	236,981	380,530	118,107	179,102	148,620	234,541
Net realized (gain)/loss on U.S. Treasury securities	(221,284)	(176,189)	(107,483)	(84,120)	(138,776)	(110,579)
(Purchases) sales of:
Purchases of swap contracts	(3,400,000)	—	—		(2,880,000)
Sales of custom time deposits	16,009,441	4,380,919	7,776,160	2,418,141	10,040,146	2,122,345
Sales of U.S. Treasury securities	3,683,233	7,795,181	1,789,033	3,735,419	2,309,899	4,973,010
Increase and/or decrease in:
Receivable from futures commission merchants	—	—	—	(1,685,977)	7,848,932	36,127,410
Change in control of ownership - trading companies	—	—	—	—	1,574,902	7,337,360
Contributions to trading companies	—	—	—	5,101,862	5,619,753	45,161,968
Distributions from trading companies	—	—	—	(3,553,695)	(5,143,244)	(43,611,245)
Investments in unconsolidated trading companies, at fair value	22,862,088	(4,260,887)	844,519	(3,861,307)	3,675,238	352,715
Prepaid service fees - Class 1	30,322	113,819	37,176	(22,359)	34,133	50,008
Interest receivable	53,818	190,012	30,899	77,801	33,380	105,513
Receivable from related parties	113,093	16,362	38,735	—	(1,483)	(14,489)
Other assets	—	(19,798)	—	(12,277)	—	(15,874)
Incentive fees payable to Managing Owner	(189,903)	934,608	—	403,572	—	465,009
Management fees payable to Managing Owner	(48,724)	(36,038)	(19,398)	2,375	(125,332)	3,300
Interest payable to Managing Owner	(10,934)	(10,607)	(5,145)	(2,697)	(7,092)	(2,721)
Trading fees payable to Managing Owner	(78,397)	(32,758)	(24,044)	7,824	(36,780)	4,434
Service fees payable to Managing Owner	(34,538)	14,696	(7,710)	9,596	(6,369)	1,397
Payables to related parties	(19,435)	34,606	(8,274)	78,305	(34,037)	5,902
Other liabilities	—	56,315	—	92,658	356	9,639

Net cash provided by (used in) operating activities	29,597,756	9,743,594	7,337,928	(3,320,223)	19,118,044	3,381,996

Cash Flows from Financing Activities:
Proceeds from sale of units	4,172,537	9,803,970	3,139,507	8,127,497	1,061,453	11,020,642
Payment for redemption of units	(34,946,093)	(21,802,136)	(11,195,145)	(5,750,786)	(20,842,807)	(16,082,764)
Pending owner additions	38,160	519,278	(14,160)	(1,686)	(62,537)	16,320
Owner redemptions payable	(163,166)	(236,833)	17,107	10,503	(291,074)	137,430

Net cash provided by (used in) financing activities	(30,898,562)	(11,715,721)	(8,052,691)	2,385,528	(20,134,965)	(4,908,372)

Net increase (decrease) in cash and cash equivalents	(1,300,806)	(1,972,127)	(714,763)	(934,695)	(1,016,921)	(1,526,376)
Cash and cash equivalents, beginning of period	2,681,889	4,976,749	1,542,661	2,234,716	1,710,151	3,045,849

Cash and cash equivalents, end of period	$1,381,083	$3,004,622	$827,898	$1,300,021	$693,230	$1,519,473

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Balanced Series		Frontier Select Series (1)
	9/30/2013	9/30/2012	9/30/2013	9/30/2012
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(28,205,791)	$8,436,179	$(489,210)	$(2,052,073)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	(474,837)	2,255,152	—	—
Net change in options written, at fair value	302,428	802,305	—	—
Net change in ownership allocation of U.S. Treasury securities	(101,758)	2,632,734	(346,146)	(620,043)
Net change in custom time deposits	(6,231,481)	9,436,860	(3,672,345)	(878,775)
Net change in ownership allocation of credit default swaps	—	9,233	—	(2,283)
Net change in ownership allocation of total return swaps	3,911	—	—	—
Net unrealized (gain)/loss on swap contracts	225,707	(1,590,654)	—	2,448
Net realized (gain)/loss on swap contracts	3,554,723	175,294	—	34,232
Net unrealized (gain)/loss on U.S. Treasury securities	387,826	632,344	83,782	119,961
Net realized (gain)/loss on U.S. Treasury securities	(362,137)	(290,166)	(78,233)	(59,410)
Net realized (gain)/loss on investment in Berkeley Quantitative Colorado Fund LLC	—	—	—	2,172,987
Net unrealized (gain)/loss on investment in Berkeley Quantitative Colorado Fund LLC	—	—	—	(2,084,880)
(Purchases) sales of:
Purchase of swap contracts	(9,600,000)	—	—	—
Sales of swap contracts	20,694,866	10,362	—	—
Sales of custom time deposits	26,199,849	8,877,976	5,659,957	2,014,489
Sales of U.S. Treasury securities	6,027,702	12,612,900	1,302,165	2,693,512
Sale (purchase) of Berkeley Quantitative Colorado Fund LLC	—	—	—	6,182,737
Increase and/or decrease in:
Receivable from futures commission merchants	71,095,325	(17,951,575)	—	—
Change in control of ownership - trading companies	(51,747,039)	(1,186,925)	—	—
Investments in unconsolidated trading companies, at fair value	2,604,968	243,627	3,029,814	(545,298)
Contributions to trading companies	56,807,054	126,650,519	—	—
Distributions from trading companies	(39,448,498)	(127,498,438)	—	—
Prepaid service fees - Class 1	(423)	—	—	—
Interest receivable	83,074	339,415	13,417	49,699
Receivable from related parties	17,313	—	—	—
Other assets	34,251	(21,234)	—	(67,176)
Incentive fees payable to Managing Owner	(527,306)	2,073,529	—	7,136
Management fees payable to Managing Owner	(100,845)	(50,892)	(57,543)	4,760
Interest payable to Managing Owner	(123,285)	(56,192)	(8,927)	(17,634)
Trading fees payable to Managing Owner	(53,247)	(29,598)	(3,376)	(6,245)
Service fees payable to Managing Owner	(130,289)	(76,365)	(12,469)	(22,636)
Payables to related parties	4,778	37,630	(47,213)	18,229
Other liabilities	1,387	(675)	—	(229)

Net cash provided by (used in) operating activities	50,938,226	26,473,345	5,373,673	6,943,508

Cash Flows from Financing Activities:
Proceeds from sale of units	234,538	2,644,851	12,067	26,014
Payment for redemption of units	(53,244,347)	(35,399,495)	(5,594,062)	(7,864,725)
Pending owner additions	(20,031)	(6,403)	(582)	(1,179)
Owner redemptions payable	418,418	216,938	(25,021)	144,984

Net cash provided by (used in) financing activities	(52,611,422)	(32,544,109)	(5,607,598)	(7,694,906)

Net increase (decrease) in cash and cash equivalents	(1,673,196)	(6,070,764)	(233,925)	(751,398)
Cash and cash equivalents, beginning of period	4,111,855	9,758,138	664,310	1,352,378

Cash and cash equivalents, end of period	$2,438,659	$3,687,374	$430,385	$600,980

(1)	Formerly the Tiverton/Graham/Transtrend Series.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Winton Series		Frontier Heritage Series (1)
	9/30/2013	9/30/2012	9/30/2013	9/30/2012
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$1,741	$(2,983,827)	$467,865	$(1,354,258)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	—	—	—	—
Net change in ownership allocation of U.S. Treasury securities	(117,717)	(137,380)	(73,002)	142,108
Net change in custom time deposits	(6,257,558)	1,658,699	(2,059,790)	(555,628)
Net change in ownership allocation of credit default swaps	—	(3,184)	—	722
Net unrealized (gain)/loss on swap contracts	—	7,291	—	(943)
Net realized (gain)/loss on swap contracts	—	57,781	—	30,602
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	123,411	193,198	54,398	85,821
Net realized (gain) loss on U.S. Treasury securities, at fair value	(115,236)	(90,903)	(50,795)	(40,172)
(Purchases) sale of:
Sales of custom time deposits	8,337,112	2,095,034	3,674,906	2,476,747
Sales of U.S. Treasury Securities, at fair value	1,918,089	4,077,744	845,472	1,806,127
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	153,336	(2,288,507)	3,216,059	2,343,965
Interest receivable	25,228	90,374	10,829	44,409
Receivable from related parties	—	—	—	—
Other assets	—	(55,933)	—	(31,304)
Management fees payable to Managing Owner	875	(6,162)	(39,305)	(35,782)
Interest payable to Managing Owner	(7,317)	(12,129)	(8,775)	(12,375)
Trading fees payable to Managing Owner	(2,736)	(4,268)	(3,301)	(4,563)
Service fees payable to Managing Owner	(10,407)	(12,076)	(10,500)	(13,837)
Payables to related parties	1,507	77	544	(342)
Other liabilities	—	267	—	(1,338)

Net cash provided by (used in) operating activities	4,050,328	2,586,096	6,024,605	4,879,959

Cash Flows from Financing Activities:
Proceeds from sale of units	134,791	158,451	32,332	47,245
Payment for redemption of units	(4,717,899)	(3,781,990)	(6,247,787)	(5,629,301)
Pending owner additions	(1,764)	(2,766)	(1,244)	(1,043)
Owner redemptions payable	143,303	15,090	2,974	48,319

Net cash provided by (used in) financing activities	(4,441,569)	(3,611,215)	(6,213,725)	(5,534,780)

Net increase (decrease) in cash and cash equivalents	(391,241)	(1,025,119)	(189,120)	(654,821)
Cash and cash equivalents, beginning of period	1,249,455	2,051,272	536,159	1,156,042

Cash and cash equivalents, end of period	$858,214	$1,026,153	$347,039	$501,221

(1)	Formerly the Winton/Graham Series.

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

The Trust has seven (7) separate and distinct Series of Units issued and outstanding: Frontier Diversified Series, Frontier Masters Series, Balanced Series, Frontier Long/Short Commodity Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Winton Series, and Frontier Heritage Series (formerly Winton/Graham Series) (each a “Series” and collectively, the “Series”). The Currency Series ceased trading on April 18, 2013. The Trust, with respect to the Series, may issue additional Series of Units.

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

As of September 30, 2013, the Trust, with respect to the Frontier Diversified Series, Frontier Masters Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Winton Series and Frontier Heritage Series (formerly Winton/Graham Series) separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Balanced Series and the Frontier Long/Short Commodity Series separates Units into six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of certificates of deposit and custom time deposits. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

As of September 30, 2013, Winton Series has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the Frontier Diversified Series, Frontier Masters Series, Frontier Long/Short Commodity Series, Balanced Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), and Frontier Heritage Series (formerly Winton/Graham Series) has invested a portion of its assets in several different Trading Companies and one or more Trading Advisors may manage the assets invested in such Trading Companies.

In November 2010, the Frontier Select Series (formerly Tiverton/Graham/Transtrend Series) invested a portion of its assets in Berkeley Quantitative Colorado Fund LLC, an unaffiliated company, managed by an affiliate of Berkeley Quantitative L.P. Through this investment, Berkeley Quantitative L.P. became a commodity trading advisor to the Series. This investment was liquidated on March 20, 2012.

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

Basis of Presentation—The Series of the Trust follow U.S. Generally Accepted Accounting Principles (“GAAP”), as established by the Financial Accounting Standards Board (the “FASB”), to ensure consistent reporting of financial condition, condensed schedules of investments, results of operations, changes in capital and cash flows.

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

The consolidated financial statements of the Balanced Series include the assets, liabilities and earnings of its majority-controlled trading companies; Frontier Trading Company I LLC and Frontier Trading Company IX, LLC and the assets and liabilities of its majority owned Trading Companies, and the earnings of Frontier Trading Company XXIII, LLC from July 11, 2012 to March 12, 2013 and from April 29, 2013 to September 30, 2013 and the earnings of Frontier Trading Company XXXIV, LLC from July 31, 2013 to September 30, 2013. Also included in the consolidated financial statements were the earnings of its majority controlled trading company, Frontier Trading Company XVIII, LLC from January 1, 2011 through May 14, 2012, the earnings from Frontier Trading Company XIV, LLC from January 1, 2013 through May 16, 2013, the earnings from Frontier Trading Company XV, LLC from January 1, 2012 through September 30, 2012, and the earnings from Frontier Trading Company XVII, LLC from January 1, 2013 through April 18, 2013. Multiple Series have investment interests in Frontier Trading Company I LLC. The Managing Owner assigns the full ownership and earnings of that swap identified in footnote four as Option/Swap with Societe Generale, owned by Frontier Trading Company I LLC, to the Balanced Series.

The consolidated financial statements of the Frontier Long/Short Commodity Series include the assets, liabilities and earnings of its majority controlled trading companies; Frontier Trading Company VII, LLC, from September 28, 2011 to September 30, 2013, Frontier Trading Company XVIII, LLC from May 15, 2012 through September 30, 2013, and Frontier Trading Company XXXVII, LLC from July 31, 2013 through September 30, 2013.

The consolidated financial statements of the Frontier Masters Series include the assets, liabilities and earnings of its majority owned trading company, Frontier Trading Company XXI, LLC (earnings from March 1, 2011 through December 28, 2012).

The consolidated financial statements of the Frontier Diversified Series include the assets, liabilities and earnings of its majority owned trading company, Frontier Trading Company V, LLC (earnings from March 9, 2013 through August 26, 2013 (Closed)) and Frontier Trading Company XXXV, LLC from July 31, 2013 through September 30, 2013.

Investment in Berkeley Quantitative Colorado Fund LLC—The Frontier Select Series (formerly Tiverton/Graham/Transtrend Series) had an investment in the Berkeley Quantitative Colorado Fund LLC. The Berkeley Quantitative Colorado Fund LLC began operations on November 1, 2010 and was liquidated on March 20, 2012. The Berkeley Quantitative Colorado Fund LLC was not consolidated into the financial statements of the Frontier Select Series (formerly Tiverton/Graham/Transtrend Series) because the Trust had no control or transparency over the operations of the trading company. This investment was shown on the statements of financial condition with the change in fair value shown in net unrealized gain/ (loss) on the Berkeley Quantitative Colorado Fund LLC. This investment was liquidated on March 20, 2012.

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

Interest Income—Aggregate interest income from all sources, including U.S. Treasuries, custom time deposits and assets held at Futures Commission Merchants (“FCM”), up to two percentage points of the aggregate percentage yield (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Winton Series and Frontier Heritage Series (formerly Winton/Graham Series). For the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series and Balanced Series (Class 1a, Class 2a and Class 3a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. All interest not paid to the Managing Owner is interest income to the Series.

U.S. Treasury Securities, custom time deposits and certain demand deposits are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool. All U.S. Treasury Securities have been liquidated as of September 30, 2013.

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

Custom Time Deposits—Custom time deposits are structured deposit agreements with U.S. Bank National Association that earn a guaranteed fixed interest rate 3.75%, mature nine months from the deposit date and are subject to automatic six-month rollovers through October 2013. Custom time deposits were purchased on April 1, 2010, September 15, 2009, October 21, 2008 and October 30, 2008. Interest is paid monthly or at least every nine months. Unscheduled withdrawals will be subject to certain penalties and other costs of up to 1.0% of the amount deposited if withdrawn within the first nine months from the deposit date. The withdrawal fee is set at 0.225% for the period from nine months to one year subsequent to the deposit date and decreases by ..05% increments for each year thereafter through the maturity date. In May 2011, July 2011, August 2011, January 2012, October 2012, November 2012, April 2013, June 2013, July 2013 and August 2013, the Trust, with respect to the Series, redeemed approximately $25 million, $25 million, $50 million, $25 million, $16 million, $5 million, $35 million, $20 million and $15 million, respectively, in custom time deposits held with U.S. Bank N.A which represented a full liquidation of the 2.17% investment tranche and an additional $100 million of the 3.75% tranche. Custom time deposits are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. The Series of the Trust values the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.50 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to ASC 820.

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

Allocation of Earnings—Each Series of the Trust may maintain three or six classes of Units—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a). All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3 and Class 3a Units based on each Class’ respective owners’ capital balances as applicable to the classes maintained by the Series.

Each Series allocates funds to an affiliated Trading Company, or Companies, of the Trust. Each Trading Company allocates all of its daily trading gains or losses to the Series in proportion to each Series’ ownership trading level interest in the Trading Company, adjusted on a daily basis (except for Trading Advisors and other investments such as Swaps that are directly allocated to a specific series). The value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

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

Service Fees—The Trust may maintain each Series of Units in three or six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Series and Frontier Masters Series or Class 2a Units of the Frontier Long/Short Commodity Series) sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents.

These service fees are part of the offering costs of the Trust, with respect to the Series, which include registration and filing fees, legal and blue sky expenses, accounting and audit, printing, marketing support and other offering costs which are borne by the Managing Owner. With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Class 1 and Class 1a Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed for such payment by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk of the downside and the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value basis upon daily reports from the counterparty. The valuation requires significant estimates utilizing Level 3 inputs, corroborated by management through the use of a third party pricing service (“pricing service”). The pricing service, utilizing proprietary model-intensive methodologies, selects and implements the pricing model appropriate for each swap valuation. The pricing service does not provide detail of the pricing model to management. The Managing Owner engages, via inquiry and review of methodology documentation, with the service provider to gain an understanding of the valuation model selected, the components of the model, both observable and unobservable; and quality control testing procedures in place. The pricing service’s methodology includes performance of tolerance testing on its valuation models to ensure consistency and reasonableness of the values derived. The tolerance testing includes valuing the components of the product separately, i.e. underlying asset, volatility, financing rates, and so forth. The tolerance testing is part of the initial valuation setup and the ongoing daily valuation process. The pricing service also has several layers of quality control including: engineering / reverse engineering process to understand each Swap and its’ subcomponent parts fully; comparative analysis against other valuations performed with similar composition and characteristics; review of output valuation against expectations based on observable price movements of underlying futures; and lastly, periodic review by senior a financial engineer to ensure the design and function of the model is stable and performs as expected.

The Managing Owner has chartered a valuation committee to provide oversight of the valuation process for the Series. The valuation committee meets at least monthly to discuss the valuation process and any valuation issues that may arise. The valuation committee is comprised of senior members of the Managing Owner’s management team with varying areas of expertise that add value to the committee. The valuation committee reports to both the Managing Owner’s Investment Oversight and Risk Committee and the Trust’s Executive Committee. The committee further remains in communication with the Managing Owner’s Due Diligence Committee that provides ongoing counterparty risk monitoring of the swap counterparties. The committee monitors daily pricing provided by the swap counterparty and daily valuation provided by the third party pricing service. The valuation committee may request a price challenge if the daily valuation provided by the counterparty valuations differs significantly from the valuation obtained by the pricing service. The Managing Owner’s valuation committee monitors some additional input factors such as liquidity, volatility, and counterparty risk in order to further review the valuations provided by the pricing service.

Investment in Unconsolidated Trading Companies. This investment represents the fair value of the allocation of cash, futures, forwards, options and swaps to each respective Series relative to its trading allocations from unconsolidated Trading Companies. The Series may redeem their investment in the trading companies on a daily basis at the stated net asset value and therefore the inputs qualify for Level 2. However, as the Series, under the same management as the Trading Companies, have access to the underlying positions of the Trading Companies, the level determination are reflected on that basis. As such, the Series report investments in unconsolidated Trading Companies at fair value using the corresponding inputs of the underlying securities of the Trading Companies which results in the Series reporting the corresponding Level determination from the inputs of the Trading Company.

The following table summarizes the instruments that comprise the Trust, with respect to the Series, financial asset portfolio, by Series, measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Diversified Series
Investment in Unconsolidated Trading Companies	$19,392,371	$571,967	$—	$19,964,338
Swap Contracts	—	—	2,413,658	2,413,658
Frontier Masters Series
Investment in Unconsolidated Trading Companies	8,512,459	414,819	—	8,927,278
Frontier Long/Short Commodity Series
Open Trade Equity (Deficit)	(439,574)	239,283	—	(200,291)
Options Written	—	(29,302)	—	(29,302)
Swap Contracts	—	—	2,819,497	2,819,497
Balanced Series
Open Trade Equity (Deficit)	(804,699)	607,025	—	(197,674)
Options Written	—	(467,791)	—	(467,791)
Swap Contracts	—	—	7,410,271	7,410,271
Investment in Unconsolidated Trading Companies	15,009,328	689,796	1,889,036	17,588,160
Frontier Select Series (1)
Investment in Unconsolidated Trading Companies	3,015,214	165,519	1,162,962	4,343,695
Winton Series
Investment in Unconsolidated Trading Companies	6,471,321	241,308	—	6,712,629
Frontier Heritage Series (2)
Investment in Unconsolidated Trading Companies	1,450,986	54,106	1,453,704	2,958,796

(1)	Formerly the Tiverton/Graham/Transtrend Series.
(2)	Formerly the Winton/Graham Series.

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Diversified Series
Investment in Unconsolidated Trading Companies	$41,070,543	$1,755,883	$—	$42,826,426
U.S. Treasury Securities	3,853,000	—	—	3,853,000
Frontier Masters Series
Investment in Unconsolidated Trading Companies	8,172,213	1,599,584	—	9,771,797
U.S. Treasury Securities	2,212,909	—	—	2,212,909
Frontier Long/Short Commodity Series
Open Trade Equity (Deficit)	(3,720,855)	2,901,320	—	(819,535)
Options Written	—	(928,690)	—	(928,690)
Investment in Unconsolidated Trading Companies	3,661,455	13,783	—	3,675,238
U.S. Treasury Securities	2,388,540	—	—	2,388,540
Balanced Series
Open Trade Equity (Deficit)	(1,111,681)	439,170	—	(672,511)
Options Written	—	(165,363)	—	(165,363)
Swap Contracts	—	—	22,289,478	22,289,478
Investment in Unconsolidated Trading Companies	16,719,672	3,473,456	—	20,193,128
U.S. Treasury Securities	5,951,633	—	—	5,951,633
Frontier Select Series (1)
Investment in Unconsolidated Trading Companies	5,981,225	1,392,284	—	7,373,509
U.S. Treasury Securities	961,568	—	—	961,568
Winton Series
Investment in Unconsolidated Trading Companies	6,820,010	45,955	—	6,865,965
U.S. Treasury Securities	1,808,547	—	—	1,808,547
Frontier Heritage Series (2)
Investment in Unconsolidated Trading Companies	6,070,974	103,881	—	6,174,855
U.S. Treasury Securities	776,073	—	—	776,073

(1)	Formerly the Tiverton/Graham/Trasntrend Series.
(2)	Formerly the Winton/Graham Series.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments — net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the nine months ended September 30, 2013, all identified Level 3 assets are components of the Frontier Diversified Series, Balanced Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Winton Series and Frontier Heritage Series (formerly Winton/Graham Series).

For the Nine Months Ended September 30, 2013

Swaps:

	Frontier Diversified Series	Frontier Long/Short Commodity Series	Balanced Series
Balance of recurring Level 3 assets as of January 1, 2013	$—	$—	$22,289,478
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	(3,554,723)
Included in earnings-unrealized	(986,342)	(60,503)	(225,707)
Purchases of investments	3,400,000	2,880,000	9,600,000
Sales of investments	—	—	(20,694,866)
Change in ownership allocation of total return swaps	—	—	(3,911)
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of September 30, 2013	$2,413,658	$2,819,497	$7,410,271

Investments in Unconsolidated Trading Companies:

	Balanced Series	Frontier Select Series (1)
Balance of recurring Level 3 assets as of January 1, 2013	$—	$—
Change in fair value of investments in unconsolidated trading companies	489,036	(437,038)
Proceeds from sales of investments of unconsolidated trading companies	—	—
Purchases of investments of unconsolidated trading companies	1,400,000	1,600,000
Change in ownership allocation	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of September 30, 2013	$1,889,036	$1,162,962

	Frontier Diversified Series	Frontier Heritage Series (2)
Balance of recurring Level 3 assets as of January 1, 2013	$—	$—
Change in fair value of investments in unconsolidated trading companies	(369,546)	(546,296)
Proceeds from sales of investments of unconsolidated trading companies	—	—
Purchases of investments of unconsolidated trading companies	1,000,000	2,000,000
Change in ownership allocation	(630,454)	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of September 30, 2013	$—	$1,453,704

(1)	Formerly the Tiverton/Graham/Transtrend Series.
(2)	Formerly the Winton/Graham Series.

For the Year Ended December 31, 2012

Swaps:

	Frontier Diversified Series	Frontier Masters Series	Frontier Long/Short Commodity Series
Balance of recurring Level 3 assets as of January 1, 2012	$131,004	$57,225	$74,898
Total gains or losses (realized/unrealized):
Included in earnings-realized	(106,862)	(55,669)	(58,693)
Included in earnings-unrealized	(23,719)	(2,775)	(20,529)
Change in ownership allocation of credit default swaps	(423)	1,219	4,324
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2012	$—	$—	$—

	Balanced Series	Frontier Select Series (1)
Balance of recurring Level 3 assets as of January 1, 2012	$23,819,312	$34,397
Total gains or losses (realized/unrealized):
Included in earnings-realized	(175,294)	(34,232)
Included in earnings-unrealized	(1,334,945)	(2,448)
Sales of swap contract	—	—
Change in ownership allocation of credit default swaps	(19,595)	2,283
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2012	$22,289,478	$—

	Winton Series	Frontier Heritage Series (2)
Balance of recurring Level 3 assets as of January 1, 2012	$61,888	$30,381
Total gains or losses (realized/unrealized):
Included in earnings-realized	(57,781)	(30,602)
Included in earnings-unrealized	(7,291)	943
Change in ownership allocation of credit default swaps	3,184	(722)
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2012	$—	$—

(1)	Formerly the Tiverton/Graham/Trasntrend Series.
(2)	Formerly the Winton/Graham Series.

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine months ended September 30, 2013, all identified Level 3 assets are components of the Frontier Diversified Series, Balanced Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series) and Frontier Heritage Series (formerly Winton/Graham Series). During the year ended December 31, 2012, the Trust transferred currency forwards from Level 1 assets to Level 2 assets.

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of September 30, 2013 and December 31, 2012, approximately 5.1% and 4.0%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps and is recorded as cash and cash equivalents on the Statements of Financial Condition of the Trust.

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

On September 6, 2013, the Balanced Series liquidated the Frontier Balanced RCW-1 Swap in the amount of $16,353,609. On April 18, 2013, the Balanced Series liquidated the Frontier Select CTA TRS Deutsche Bank Swap in the amount of $4,341,257.

The Series had invested in the following Swaps as of and for the nine months ended September 30, 2013:

	Balanced Series
	Balanced Series Option/Swap	Total Return Swap	Total Return Swap
Counterparty	Societe Generale	DeutscheBank	DeutscheBank AG
Notional Amount	$—	$—	$54,591,769
Termination Date	11/21/2014	6/30/2016	8/2/2018
Investee Returns	Total Returns	On Default	On Default
Realized Gain/(Loss)	$(1,645,980)	$(1,908,743)	$—

Unrealized Gain/(Loss)	$215,224	$1,746,254	$(2,187,185)

Fair Value as of 9/30/2013	$—	$—	$7,410,271

Diversified Series
Total Return Swap
Counterparty	DeutscheBank AG
Notional Amount	$25,500,000
Termination Date	8/2/2018
Investee Returns	On Default
Realized Gain/(Loss)	$—

Unrealized Gain/(Loss)	$(986,342)

Fair Value as of 9/30/2013	$2,413,658

Frontier Long/Short Commodity Series
Total Return Swap
Counterparty	DeutscheBank AG
Notional Amount	$34,400,000
Termination Date	8/7/2018
Investee Returns	On Default
Realized Gain/(Loss)	$—

Unrealized Gain/(Loss)	$(60,503)

Fair Value as of 9/30/2013	$2,819,497

The Series had invested in the following Swaps as and for the year ended December 31, 2012:

Frontier Diversified Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$—	$—
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(83,850)	$(23,012)

Unrealized Gain/(Loss)	$(46,731)	$23,012

Fair Value as of 12/31/2012	$—	$—

Frontier Masters Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$—	$—
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(44,412)	$(11,257)

Unrealized Gain/(Loss)	$(14,032)	$11,257

Fair Value as of 12/31/2012	$—	$—

Frontier Long/Short Commodity Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$—	$—
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(45,848)	$(12,845)

Unrealized Gain/(Loss)	$(33,374)	$12,845

Fair Value as of 12/31/2012	$—	$—

	Balanced Series
	Credit Default Swap	Credit Default Swap	Option/Swap	Total Return Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale	DeutscheBank
Notional Amount	$—	$—	$20,486,403	$23,551,287
Termination Date	3/20/2012	3/20/2012	11/21/2014	6/30/2016
Investee Returns	On Default	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$(133,362)	$(41,932)	$—	$—

Unrealized Gain/(Loss)	$(87,639)	$41,932	$78,977	$(1,344,945)

Fair Value as of 12/31/2012	$—	$—	$17,785,734	$4,503,744

Frontier Select Series (1)
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$—	$—
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(26,333)	$(7,899)

Unrealized Gain/(Loss)	$(10,347)	$7,899

Fair Value as of 12/31/2012	$—	$—

(1)	Formerly known as the Tiverton/Graham/Transtrend Series

Winton Series
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$—	$—
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(45,616)	$(12,165)

Unrealized Gain/(Loss)	$(19,456)	$12,165

Fair Value as of 12/31/2012	$—	$—

Frontier Heritage Series (1)
	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale
Notional Amount	$—	$—
Termination Date	3/20/2012	3/20/2012
Investee Returns	On Default	On Default
Realized Gain/(Loss)	$(23,131)	$(7,471)

Unrealized Gain/(Loss)	$(6,528)	$7,471

Fair Value as of 12/31/2012	$—	$—

(1)	Formerly the Winton/Graham Series.

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

The following table summarizes the Balanced Series, Winton Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Frontier Heritage Series (formerly Winton/Graham Series), Frontier Long/Short Commodity Series, Frontier Diversified Series, and Frontier Masters Series investments in unconsolidated Trading Companies as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013		As of December 31, 2012
	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value

Series

Frontier Diversified Series —
Frontier Trading Companies I, II, VII, IX, XIV, XV, XXXIII and XXXIX	29.37%	$19,964,338	37.18%	$42,826,426

Frontier Masters Series —
Frontier Trading Companies II, XIV and XV	23.77%	$8,927,278	18.98%	$9,771,797

Frontier Long/Short Commodity Series —
Frontier Trading Company I	—	—	6.00%	$3,675,238

Balanced Series —
Frontier Trading Companies II, VII, XIV, XV, XVIII, XXIII and XXXIX	13.60%	$17,588,160	8.24%	$20,193,128

Frontier Select Series (1) —
Frontier Trading Companies XV and XXXIX	22.54%	$4,343,695	29.09%	$7,373,509

Winton Series —
Frontier Trading Company II	18.45%	$6,712,629	16.76%	$6,865,965

Frontier Heritage Series (2) —
Frontier Trading Companies II and XXXIX	19.72%	$2,958,796	29.75%	$6,174,855

(1)	Formerly known as the Tiverton/Graham/Transtrend Series.
(1)	Formerly known as the Winton/Graham Series.

The following tables summarize the Balanced Series, Winton Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Frontier Heritage Series (formerly Winton/Graham Series), Frontier Long/Short Commodity Series, Frontier Diversified Series and Frontier Masters Series equity in earnings from unconsolidated Trading Companies for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Trading Company

Balanced Series —
Frontier Trading Company I LLC
Frontier Trading Company II LLC	$(9,318)	$(560,883)	$223,628	$(346,573)	$(14,301)	$70,125	$373,430	$429,254
Frontier Trading Company V LLC	—	—	—	—	(17,266)	845,162	(665,782)	162,114
Frontier Trading Company VII, LLC	(92,999)	(3,300,304)	2,074,995	(1,318,308)	(192,209)	(24,332,527)	20,896,332	(3,628,403)
Frontier Trading Company XIV, LLC	(192,816)	(5,398,107)	2,531,471	(3,059,452)	—	—	—	—
Frontier Trading Company XV, LLC	(33,508)	371,848	(2,216,125)	(1,877,785)	—	—	—	—
Frontier Trading Company XVIII, LLC	(1,048)	(33,791)	—	(34,839)	(5,348)	185,413	46,345	226,410
Frontier Trading Company XXIII, LLC	—	—	—	—	(872)	(136,395)	19,584	(117,683)
Frontier Trading Company XXXIX, LLC	(1,468)	—	(264,965)	(266,433)	—	—	—	—

Total	$(331,157)	$(8,921,237)	$2,349,004	$(6,903,390)	$(229,996)	$(23,368,222)	$20,669,909	$(2,928,309)

Winton Series —
Frontier Trading Company II LLC	$(11,655)	$(666,174)	$297,231	$(380,598)	$(11,442)	$24,971	$588,982	$602,511

Frontier Select Series (1) —
Frontier Trading Company V LLC	$—	$—	$—	$—	$(22,533)	$1,102,656	$(865,374)	$214,749
Frontier Trading Company XV, LLC	(24,262)	85,305	(951,521)	(890,478)	(20,157)	62,519	(55,047)	(12,684)
Frontier Trading Company XXI, LLC	—	—		—	(13,232)	174,405	(40,209)	120,964
Frontier Trading Company XXXIX, LLC	(903)	—	(130,250)	(131,153)	—	—	—	—

Total	$(25,165)	$85,305	$(1,081,771)	$(1,021,631)	$(55,922)	$1,339,580	$(960,630)	$323,029

Frontier Heritage Series (2) —
Frontier Trading Company II LLC	$(2,614)	$(149,499)	$66,609	$(85,504)	$(3,363)	$326	$426,552	$423,516
Frontier Trading Company V LLC	—	—	—	—	(21,237)	834,906	(51,282)	762,386
Frontier Trading Company XXXIX, LLC	(1,129)	(162,814)	—	(163,943)	—	—	—	—

Total	$(3,743)	$(312,313)	$66,609	$(249,447)	$(24,600)	$835,232	$375,270	$1,185,902

Frontier Long/Short Commodity Series —
Frontier Trading Company I LLC	$(4,748)	$(478,294)	$132,144	$(350,898)	$(18,573)	$(370,180)	$2,936	$(385,817)
Frontier Trading Companies XVIII, LLC	—	—	—	—	—	—	—	—
Frontier Trading Companies XXIII, LLC	—	—	—	—	(6,502)	(323,461)	68,223	(261,740)

Total	$(4,748)	$(478,294)	$—	$(350,898)	$(25,075)	$(693,641)	$71,159	$(647,557)

Frontier Diversified Series —
Frontier Trading Company I LLC	$(82,715)	$(95,717)	$(814,937)	$(993,369)	$(147,606)	$(191,391)	$(393,000)	$(731,997)
Frontier Trading Company II LLC	(5,469)	(310,367)	140,441	(175,395)	(6,875)	7,849	420,549	421,524
Frontier Trading Company V LLC	—	—	—	—	(11,924)	583,700	(459,899)	111,876
Frontier Trading Company VI LLC	—	—	—	—	—	—	—	—
Frontier Trading Company VII, LLC	(91,413)	(1,364,053)	1,202,102	(253,364)	(107,417)	(12,417,915)	10,661,492	(1,863,839)
Frontier Trading Company IX, LLC	—	(6)		(6)	(19)	532	—	513
Frontier Trading Company XIV, LLC	(163,648)	(4,745,349)	2,016,387	(2,892,610)	(161,652)	6,242,591	(542,495)	5,538,445
Frontier Trading Company XV, LLC	(25,366)	244,658	(1,593,532)	(1,374,240)	(34,788)	92,877	(43,252)	14,837
Frontier Trading Company XVIII, LLC	—	—	—	—	(1,662)	57,605	14,262	70,205
Frontier Trading Company XXI, LLC	—	—	—	—	(309)	4,122	(1,108)	2,705
Frontier Trading Company XXIII, LLC	(1,893)	7,569	(29,894)	(24,218)	(12,364)	(550,605)	122,426	(440,544)
Frontier Trading Company XXXIX, LLC	—	—	3,222	3,222	—	—	—	—

Total	$(370,504)	$(6,263,265)	$923,789	$(5,709,980)	$(484,616)	$(6,170,635)	$9,778,975	$3,123,724

Frontier Masters Series —
Frontier Trading Company II LLC	$(3,449)	$(197,161)	$87,980	$(112,630)	$(3,386)	$7,390	$174,274	$178,278
Frontier Trading Company XIV, LLC	(72,982)	(2,210,977)	1,025,721	(1,258,238)	(65,090)	2,513,002	(222,782)	2,225,130
Frontier Trading Company XV, LLC	(35,063)	99,114	(1,202,493)	(1,138,442)	(14,120)	44,241	(39,084)	(8,963)

Total	$(111,494)	$(2,309,024)	$(88,792)	$(2,509,310)	$(82,596)	$2,564,633	$(87,592)	$2,394,445

(1)	Formerly known as the Tiverton/Graham/Transtrend Series.
(2)	Formerly known as the Winton/Graham Series.

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Trading Company

Balanced Series —
Frontier Trading Company II LLC	$(33,765)	$1,282,222	$316,134	$1,564,591	$(49,697)	$(652,377)	$(1,302,487)	$(2,004,561)
Frontier Trading Company V LLC	(13,876)	1,530,384	(272,459)	1,244,049	(103,975)	769,589	(636,783)	28,831
Frontier Trading Company VII, LLC	(396,883)	(2,545,172)	35,837	(2,906,218)	(545,241)	(22,610,306)	16,047,057	(7,108,490)
Frontier Trading Company XV, LLC	(472,744)	(14,503,646)	194,875	(14,781,515)
Frontier Trading Company XVI, LLC	(109,397)	(556,817)	773,099	106,885
Frontier Trading Company XVIII, LLC	(9,693)	(192,512)	(91,675)	(293,880)	(10,452)	267,327	(42,881)	213,994
Frontier Trading Company XXIII, LLC	(3,526)	(194,695)	546	(197,675)	(20,804)	229,730	45,494	254,420
Frontier Trading Company XXXIX, LLC	(1,468)	—	(569,218)	(570,686)

Total	$(1,041,352)	$(15,180,236)	$387,139	$(15,834,449)	$(730,169)	$(21,996,037)	$14,110,400	$(8,615,806)

Winton Series —
Frontier Trading Company II LLC	$(37,129)	$1,261,438	$184,516	$1,408,825	$(39,805)	$(531,851)	$(774,310)	$(1,345,966)

Frontier Select Series (1) —
Frontier Trading Company V LLC	$(12,346)	$1,188,592	$(78,854)	$1,097,392	$(113,007)	$2,510,500	$(2,450,908)	$(53,415)
Frontier Trading Company VI LLC	—	—	—
Frontier Trading Company XV, LLC	(71,581)	(158,898)	(177,597)	(408,076)	(53,677)	(399,398)	(135,117)	(588,192)
Frontier Trading Company XXI, LLC	—	—	—		(28,537)	1,173,471	(625,981)	518,953
Frontier Trading Company XXXIX, LLC	(903)	—	(349,759)	(350,662)

Total	$(84,830)	$1,029,694	$(606,210)	$338,654	$(195,221)	$3,284,573	$(3,212,006)	$(122,654)

Frontier Heritage Series (2) —
Frontier Trading Company II LLC	$(8,383)	$276,041	$84,440	$352,098	$(13,788)	$(203,332)	$(72,990)	$(290,110)
Frontier Trading Company V LLC	(13,268)	1,404,612	(205,240)	1,186,104	(141,659)	703,045	(180,080)	381,306
Frontier Trading Company XXXIX, LLC	(1,129)	—	(437,198)	(438,327)

Total	$(22,780)	$1,680,653	$(557,998)	$1,099,875	$(155,447)	$499,713	$(253,070)	$91,196

Frontier Long/Short Commodity Series —
Frontier Trading Company I LLC	$(35,831)	$(778,371)	$98,091	$(716,111)	$(48,910)	$(1,444,726)	$(350,054)	$(1,843,690)
Frontier Trading Companies XVIII, LLC	—	—			(11,271)	116,615	(48,976)	56,368
Frontier Trading Companies XXIII, LLC	(7,153)	(263,068)	(24,083)	(294,304)	(18,453)	(103,400)	82,874	(38,979)

Total	$(42,984)	$(1,041,439)	$74,008	$(1,010,415)	$(78,634)	$(1,431,511)	$(316,156)	$(1,826,301)

Frontier Diversified Series —
Frontier Trading Company I LLC	$(314,471)	$(1,868,764)	$(1,162,025)	$(3,345,260)	$(548,081)	$2,682,665	$43,648	$2,178,232
Frontier Trading Company II LLC	(18,815)	697,242	79,465	757,892	(24,988)	(349,717)	(446,860)	(821,565)
Frontier Trading Company V LLC	(380,661)	(10,547,784)	281,573	(10,646,872)	(60,488)	520,005	(511,640)	(52,123)
Frontier Trading Company VI LLC
Frontier Trading Company VII, LLC	(283,574)	(571,954)	(186,485)	(1,042,013)	(292,225)	(11,523,540)	8,122,052	(3,693,713)
Frontier Trading Company IX, LLC					(12,383)	(279,001)	(62,409)	(353,793)
Frontier Trading Company XIV, LLC	(137,819)	1,604,571	387,887	1,854,639	(422,308)	9,598,657	134,134	9,310,483
Frontier Trading Company XV, LLC	(75,052)	(534,948)	730,530	120,530	(109,628)	(1,024,135)	(99,522)	(1,233,285)
Frontier Trading Company XVIII, LLC					(24,995)	306,715	(105,758)	175,962
Frontier Trading Company XXI, LLC					(834)	26,658	(3,205)	22,619
Frontier Trading Company XXIII, LLC	(16,989)	(511,401)	(95,340)	(623,730)	(22,330)	(367,519)	135,130	(254,719)
Frontier Trading Company XXXIX, LLC			(133,973)	(133,973)

Total	$(1,227,381)	$(11,733,038)	$(98,368)	$(13,058,787)	$(1,518,260)	$(409,212)	$7,205,570	$5,278,098

Frontier Masters Series —
Frontier Trading Company II LLC	$(10,993)	$373,507	$53,367	$415,881	$(11,779)	$(157,423)	$(229,350)	$(398,552)
Frontier Trading Company XIV, LLC	(211,038)	(4,305,339)	559,649	(3,956,728)	(195,378)	4,036,881	(139,982)	3,701,521
Frontier Trading Company XV, LLC	(110,645)	(311,409)	(230,903)	(652,957)	(38,432)	(318,002)	(57,922)	(414,356)

Total	$(332,676)	$(4,243,241)	$382,113	$(4,193,804)	$(245,589)	$3,561,456	$(427,254)	$2,888,613

(1)	Formerly known as the Tiverton/Graham/Transtrend Series.
(2)	Formerly known as the Winton/Graham Series.

The statements of financial condition as of September 30, 2013 and December 31, 2012 and the Condensed Statement of Income for the three and nine months ended September 30, 2013 and 2012 for the unconsolidated Trading Companies are as follows:

Statements of Financial Condition - September 30, 2013	Frontier Trading Company II LLC	Frontier Trading Company XV LLC	Frontier Trading Company XIV LLC	Frontier Trading Company XXXIX LLC

Receivable from commission merchants	$14,873,923	$11,728,864	$12,260,120	$5,996,500
Open trade equity/(deficit)	2,217,360	3,540,384	493,826	-1,490,149
Interest receivable/(payable)	485	1,172	(1,325)	0

Total assets	$17,091,768	$15,270,420	12,752,621	$4,506,351

Members’ equity	$17,091,768	$15,270,420	$12,752,621	$4,506,351

Condensed Statement of Income - For the Three Months Ended September 30, 2013

Interest income	$1,296	$14,902	$(6,289)	$—
Net realized gain/(loss) on investments, less commissions	(1,917,886)	667,824	(12,615,137)	(3,500)
Change in open trade equity/(deficit)	815,889	(5,963,669)	5,229,959	(554,809)

Net income/(loss)	$(1,100,701)	$(5,280,943)	$(7,391,467)	$(558,309)

Condensed Statement of Income - For the Nine Months Ended September 30, 2013

Interest income	$13,010	$7,946	$(11,934)	$—
Net realized gain/(loss) on investments, less commissions	3,768,357	(1,935,423)	(31,744,045)	(3,500)
Change in open trade equity/(deficit)	717,922	1,289,421	441,921	(1,490,149)

Net income/(loss)	$4,499,289	$(638,056)	$(31,314,058)	$(1,493,649)

Statements of Financial Condition - December 31, 2012	Frontier Trading Company II LLC	Frontier Trading Company V LLC	Frontier Trading Company XXIII, LLC

Receivable from commission merchants	$20,525,159	$14,732,606	$3,343,890
Open trade equity/(deficit)	1,499,438	1,311,171	$231,181
Interest receivable/(payable)	2,882	2,181	(7)

Total assets	$22,027,479	$16,045,958	$3,575,064

Members’ equity	$22,027,479	$16,045,958	$3,575,064

Condensed Statement of Income - For the Three Months Ended September 30, 2012

Interest income	$7,977	$7,318	$—
Net realized gain/(loss) on investments, less commissions	71,295	3,293,463	—
Change in open trade equity/(deficit)	1,983,787	(2,042,336)	—

Net income/(loss)	$2,063,059	$1,258,445	$—

Condensed Statement of Income - For the Nine Months Ended September 30, 2012

Interest income	$24,381	$9,471	$—
Net realized gain/(loss) on investments, less commissions	(2,034,756)	4,084,001	—
Change in open trade equity/(deficit)	(2,825,996)	(3,779,410)	—

Net income/(loss)	$(4,836,371)	$314,062	$—

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

Service Fees—In addition, with respect to Class 1 and Class 1a Units of each Series, as applicable, the Series pays monthly or service fees to the Managing Owner up to 3% annually, which the Managing Owner pays to selling agents of the Trust, with respect to the Series.

The following table summarizes fees earned by the Managing Owner for the three and nine months ended September 30, 2013 and 2012.

Three Months Ended September 30, 2013	Incentive Fee	Management Fee	Service Fee	Trading Fee

Frontier Diversified Series	$—	$333,759	$225,937	$475,785
Frontier Masters Series	—	315,200	156,560	252,770
Frontier Long/Short Commodity Series	—	518,079	71,049	146,883
Balanced Series	—	334,849	741,647	261,429
Frontier Select Series (1)	—	140,444	141,965	40,356
Winton Series	—	264,894	211,612	72,271
Frontier Heritage Series (2)	—	74,121	101,377	31,828

Three Months Ended September 30, 2012	Incentive Fee	Management Fee	Service Fee	Trading Fee

Frontier Diversified Series	$443,895	$735,492	$1,456,640	$366,831
Frontier Masters Series	364,814	342,724	403,573	207,528
Frontier Long/Short Commodity Series	868,971	266,738	585,049	112,879
Balanced Series	601,212	443,728	3,268,561	1,240,331
Frontier Select Series (1)	326,209	60,869	7,136	213,767
Winton Series	259,965	84,533	—	257,849
Frontier Heritage Series (2)	225,076	47,300	—	153,063

(1)	Formerly the Tiverton/Graham/Transtrend Series.
(2)	Formerly the Winton/Graham Series.

Nine Months Ended September 30, 2013	Incentive Fee	Management Fee	Service Fee	Trading Fee

Frontier Diversified Series	$184,498	$1,131,997	$822,240	$1,726,597
Frontier Masters Series	—	970,110	508,375	834,173
Frontier Long/Short Commodity Series	—	1,747,261	255,223	548,982
Balanced Series	657,063	1,250,878	2,658,114	934,900
Frontier Select Series (1)	—	487,737	452,617	128,680
Winton Series	—	785,269	661,315	223,928
Frontier Heritage Series (2)	—	288,326	337,523	105,156

Nine Months Ended September 30, 2012	Incentive Fee	Management Fee	Service Fee	Trading Fee

Frontier Diversified Series	$1,445,371	$2,258,377	$3,079,256	$1,131,348
Frontier Masters Series	1,069,958	979,635	488,081	584,434
Frontier Long/Short Commodity Series	2,599,254	778,408	1,059,204	352,904
Balanced Series	1,940,876	1,373,998	6,553,867	3,845,995
Frontier Select Series (1)	956,639	193,716	65,989	686,786
Winton Series	787,335	263,127	—	806,539
Frontier Heritage Series (2)	813,420	151,266	—	491,271

(1)	Formerly the Tiverton/Graham/Transtrend Series.
(2)	Formerly the Winton/Graham Series.

The following table summarizes fees payable to the Managing Owner as of September 30, 2013 and December 31, 2012.

As of September 30, 2013

	Incentive Fees	Management Fees	Trading Fees	Service Fees

Frontier Diversified Series	$—	$101,464	$149,772	$54,639
Frontier Masters Series	—	98,876	80,808	39,713
Frontier Long/Short Commodity Series	—	152,047	42,620	17,705
Balanced Series	—	92,310	79,628	202,653
Frontier Select Series (1)	—	45,546	12,681	42,233
Winton Series	—	87,013	23,305	52,149
Frontier Heritage Series (2)	—	24,337	9,847	27,616

As of December 31, 2012

	Incentive Fees	Management Fees	Trading Fees	Service Fees

Frontier Diversified Series	$189,903	$150,188	$228,169	$89,177
Frontier Masters Series	—	118,274	104,852	47,423
Frontier Long/Short Commodity Series	—	277,379	79,400	24,074
Balanced Series	527,306	193,155	132,875	332,942
Frontier Select Series (1)	—	103,089	16,057	54,702
Winton Series	—	86,138	26,041	62,556
Frontier Heritage Series (2)	—	63,642	13,148	38,116

(1)	Formerly the Tiverton/Graham/Transtrend Series.
(2)	Formerly the Winton/Graham Series.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the nine months ended September 30, 2013, amounts paid or owed to the Managing Owner for the difference in monthly service fees from prepaid initial service fees were ($1,956) for the Balanced Series, $370 for the Frontier Long/Short Commodity Series, ($1,424) for the Frontier Diversified Series, ($137) for the Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), ($434) for the Frontier Heritage Series (formerly Winton/Graham Series), ($692) for the Winton Series and ($2,196) for the Frontier Masters Series.

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

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), and Frontier Heritage Series (formerly Winton/Graham Series). For the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, and Balanced Series (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. During the three months ended September 30, 2013 and 2012, the Trust paid $1,279,912, and $1,840,120, respectively, of such interest income to the Managing Owner Such expenses are not included in the statements of operations of the Series. During the nine months ended September 30, 2013 and 2012, the Trust paid $4,369,611, and $5,748,014, respectively, of such interest income to the Managing Owner. Such expenses are not included in the statements of operations of the Series. All other interest income is recorded by the respective Series on the statements of operations.

The Managing Owner paid to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $77,196 and $465,858 for the three and nine months ended September 30, 2012. As of April 20, 2012, the contract with The Bornhoft Group Corporation was amended to provide for an annual payment of $600,000 for investment and advisor services and 0.1% annually of the trading level with the Balanced Series in lieu of a monthly service fee. The Managing Owner paid $232,150 and $889,524, respectively under this agreement for the three and nine months ended September 30, 2013.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $115,000 and $795,000, for the three and nine months ended September 30, 2013.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $412,265, and $665,478, respectively, for the three months ended September 30, 2013 and 2012 and $1,460,009, and $2,030,547, respectively, for the nine months ended September 30, 2013 and 2012.

During the nine months ended September 30, 2013, the Currency Series was advanced $987,152 from the other Series of the Trust to pay investor redemptions prior to the Currency Series receiving payment from the liquidation of it’s an investment in the unconsolidated trading company.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $412,265, and $665,478, respectively, for the three months ended September 30, 2013 and 2012 and $1,460,009, and $2,030,547, respectively, for the nine months ended September 30, 2013 and 2012 .

Equinox Group Distributors LLC (formerly Bornhoft Group Securities Corporation), an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

7. Financial Highlights

The following information presents the financial highlights of the Trust, with respect to the Series, for the three and nine months ended September 30, 2013 and 2012.

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series (7)
	Class 1	Class 2	Class 1	Class 2	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, June 30, 2013	$85.55	$91.85	$94.74	$101.71	$134.46	$134.49	$99.90	$107.14	$107.15
Net operating results:
Interest income	0.41	0.45	0.43	0.46	0.92	0.92	0.68	0.74	0.73
Expenses	(1.31)	(0.90)	(1.76)	(1.36)	(2.45)	(2.45)	(1.82)	(1.96)	(1.94)
Net gain/(loss) on investments, net of non-controlling interests	(6.52)	(7.14)	(5.54)	(6.06)	(6.84)	(6.84)	(5.16)	(5.08)	(5.03)

Net income/(loss)	(7.42)	(7.59)	(6.87)	(6.96)	(8.37)	(8.37)	(6.30)	(6.30)	(6.24)

Net asset value, September 30, 2013	$78.13	$84.26	$87.87	$94.75	$126.09	$126.12	$93.60	$100.84	$100.91

Ratios to average net assets (3)
Net investment income/(loss)	-4.41%	-2.10%	-5.77%	-3.61%	-4.68%	-4.68%	-4.68%	-4.68%	-4.68%
Expenses before incentive fees (6)	6.45%	4.14%	7.62%	5.46%	7.48%	7.48%	7.48%	7.48%	7.48%
Expenses after incentive fees (6)	6.45%	4.14%	7.62%	5.46%	7.48%	7.48%	7.48%	7.48%	7.48%
Total return before incentive fees (2)	-8.67%	-8.26%	-7.25%	-6.84%	-6.22%	-6.22%	-6.31%	-5.88%	-5.82%
Total return after incentive fees (2)	-8.67%	-8.26%	-7.25%	-6.84%	-6.22%	-6.22%	-6.31%	-5.88%	-5.82%

	Balanced Series				Frontier Select Series (4)
	Class 1	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2013	$104.89	$136.54	$114.69	$114.31	$81.01	$104.04
Net operating results:
Interest income	0.09	0.12	0.10	0.10	0.26	0.34
Expenses	(1.22)	(0.58)	(0.49)	(0.48)	(1.30)	(0.89)
Net gain/(loss) on investments, net of non-controlling interests	(6.04)	(7.88)	(6.19)	(6.18)	(3.95)	(5.10)

Net income/(loss)	(7.17)	(8.34)	(6.58)	(6.56)	(4.99)	(5.65)

Net asset value, September 30, 2013	$97.72	$128.20	$108.11	$107.75	$76.02	$98.39

Ratios to average net assets (3)
Net investment income/(loss)	-4.47%	-1.39%	-1.39%	-1.39%	-5.20%	-2.13%
Expenses before incentive fees (6)	4.83%	1.76%	1.76%	1.76%	6.51%	3.44%
Expenses after incentive fees (6)	4.83%	1.76%	1.76%	1.76%	6.51%	3.44%
Total return before incentive fees (2)	-6.84%	-6.11%	-5.74%	-5.74%	-6.16%	-5.43%
Total return after incentive fees (2)	-6.84%	-6.11%	-5.74%	-5.74%	-6.16%	-5.43%

	Winton Series		Frontier Heritage Series (5)
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2013	$132.81	$163.19	$98.08	$127.04
Net operating results:
Interest income	0.23	0.29	0.17	0.23
Expenses	(2.18)	(1.44)	(1.37)	(0.81)
Net gain/(loss) on investments, net of non-controlling interests	(1.24)	(1.53)	(1.33)	(1.74)

Net income/(loss)	(3.19)	(2.68)	(2.53)	(2.32)

Net asset value, September 30, 2013	$129.62	$160.51	$95.55	$124.72

Ratios to average net assets (3)
Net investment income/(loss)	-5.94%	-2.87%	-4.92%	-1.84%
Expenses before incentive fees (6)	6.65%	3.58%	5.63%	2.56%
Expenses after incentive fees (6)	6.65%	3.58%	5.63%	2.56%
Total return before incentive fees (2)	-2.40%	-1.64%	-2.58%	-1.83%
Total return after incentive fees (2)	-2.40%	-1.64%	-2.58%	-1.83%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Formerly the Tiverton/Graham/Transtrend Series.
(5)	Formerly the Winton/Graham Series.
(6)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(7)	Class 3a operations began June 17, 2013.

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series (7)
	Class 1	Class 2	Class 1	Class 2	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2012	$94.40	$100.48	$101.11	$107.61	$145.65	$145.69	$108.58	$115.45	$109.60
Net operating results:
Interest income	1.23	1.32	1.35	1.45	2.61	2.61	1.94	2.09	1.92
Expenses	(4.30)	(3.00)	(5.32)	(4.05)	(7.17)	(7.19)	(7.00)	(5.75)	(5.29)
Net gain/(loss) on investments, net of non-controlling interests	(13.20)	(14.54)	(9.27)	(10.26)	(15.00)	(14.99)	(9.92)	(10.95)	(5.32)

Net income/(loss)	(16.27)	(16.22)	(13.24)	(12.86)	(19.56)	(19.57)	(14.98)	(14.61)	(8.69)

Net asset value, September 30, 2013	$78.13	$84.26	$87.87	$94.75	$126.09	$126.12	$93.60	$100.84	$100.91

Ratios to average net assets (3)
Net investment income/(loss)	-4.53%	-2.28%	-5.41%	-3.29%	-4.36%	-4.36%	-6.50%	-4.36%	-4.36%
Expenses before incentive fees (6)	6.17%	3.93%	7.25%	5.13%	6.86%	6.86%	8.99%	6.86%	6.86%
Expenses after incentive fees (6)	6.36%	4.12%	7.25%	5.13%	6.86%	6.86%	8.99%	6.86%	6.86%
Total return before incentive fees (2)	-17.05%	-15.95%	-13.09%	-11.95%	-13.43%	-13.43%	-13.80%	-12.65%	-7.93%
Total return after incentive fees (2)	-17.24%	-16.14%	-13.09%	-11.95%	-13.43%	-13.43%	-13.80%	-12.65%	-7.93%

	Balanced Series				Frontier Select Series (4)
	Class 1	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2012	$116.32	$149.20	$124.36	$123.96	$78.66	$99.55
Net operating results:
Interest income	0.16	0.21	0.18	0.18	0.87	1.11
Expenses	(4.36)	(2.44)	(2.05)	(2.04)	(3.97)	(2.77)
Net gain/(loss) on investments, net of non-controlling interests	(14.40)	(18.77)	(14.38)	(14.35)	0.46	0.50

Net income/(loss)	(18.60)	(21.00)	(16.25)	(16.21)	(2.64)	(1.16)

Net asset value, September 30, 2013	$97.72	$128.20	$108.11	$107.75	$76.02	$98.39

Ratios to average net assets (3)
Net investment income/(loss)	-4.96%	-1.95%	-1.95%	-1.95%	-5.16%	-2.16%
Expenses before incentive fees (6)	4.76%	1.76%	1.76%	1.76%	6.60%	3.60%
Expenses after incentive fees (6)	5.15%	2.15%	2.15%	2.15%	6.60%	3.60%
Total return before incentive fees (2)	-15.59%	-13.68%	-12.67%	-12.68%	-3.36%	-1.17%
Total return after incentive fees (2)	-15.99%	-14.07%	-13.07%	-13.08%	-3.36%	-1.17%

	Winton Series		Frontier Heritage Series (5)
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2012	$130.73	$158.30	$94.55	$120.67
Net operating results:
Interest income	0.91	1.12	0.54	0.70
Expenses	(6.41)	(4.15)	(4.30)	(2.68)
Net gain/(loss) on investments, net of non-controlling interests	4.39	5.24	4.76	6.03

Net income/(loss)	(1.11)	2.21	1.00	4.05

Net asset value, September 30, 2013	$129.62	$160.51	$95.55	$124.72

Ratios to average net assets (3)
Net investment income/(loss)	-5.47%	-2.47%	-5.08%	-2.08%
Expenses before incentive fees (6)	6.38%	3.38%	5.81%	2.81%
Expenses after incentive fees (6)	6.38%	3.38%	5.81%	2.81%
Total return before incentive fees (2)	-0.85%	1.40%	1.06%	3.36%
Total return after incentive fees (2)	-0.85%	1.40%	1.06%	3.36%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Formerly the Tiverton/Graham/Transtrend Series.
(5)	Formerly the Winton/Graham Series.
(6)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(7)	Class 3a operations began June 17, 2013

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series (8)
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, June 30, 2012	$97.60	$102.99	$102.04	$107.65	$128.07	$154.20	$154.18	$115.26	$121.54
Net operating results:
Interest income	0.42	0.44	0.46	0.49	0.63	0.59	0.79	0.62	0.79
Expenses	(2.66)	(2.23)	(2.61)	(2.16)	(4.30)	(3.03)	(4.05)	(4.27)	(4.05)
Net gain/(loss) on investments, net of non-controlling interests	2.46	2.46	5.03	5.19	11.01	13.52	14.41	11.81	12.36

Net income/(loss)	0.22	0.67	2.88	3.52	7.34	11.08	11.15	8.16	9.10

Net asset value, September 30, 2012	$97.82	$103.66	$104.92	$111.17	$135.41	$165.28	$165.33	$123.42	$130.64

Ratios to average net assets (3)
Net investment income/(loss)	-5.53%	-3.30%	-6.15%	-3.96%	-41.61%	-4.46%	-5.68%	-9.63%	-6.98%
Expenses before incentive fees (6)	6.07%	3.84%	7.25%	5.07%	50.73%	5.14%	6.87%	10.94%	8.73%
Expenses after incentive fees (6)	7.24%	5.01%	7.95%	5.77%	51.57%	5.98%	7.71%	11.78%	9.56%
Total return before incentive fees (2)	1.39%	1.82%	3.52%	15.90%	6.57%	8.03%	8.07%	7.92%	8.33%
Total return after incentive fees (2)	0.23%	0.65%	2.82%	3.27%	5.73%	7.19%	7.23%	7.08%	7.49%

	Balanced Series (7)					Frontier Select Series (4)
	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2012	$122.65	$108.13	$155.01	$128.99	$128.54	$86.29	$107.04
Net operating results:
Interest income	0.01	0.01	0.02	0.01	0.01	0.21	0.26
Expenses	(3.30)	(2.90)	(2.99)	(2.49)	(2.48)	(1.74)	(1.35)
Net gain/(loss) on investments, net of non-controlling interests	3.43	7.34	4.26	3.64	3.65	0.54	1.17

Net income/(loss)	0.14	4.45	1.29	1.16	1.18	(0.99)	0.08

Net asset value, September 30, 2012	$122.79	$112.58	$156.30	$130.15	$129.72	$85.30	$107.12

Ratios to average net assets (3)
Net investment income/(loss)	-6.26%	-27.55%	-3.24%	-3.24%	-3.24%	-7.00%	-3.98%
Expenses before incentive fees (6)	4.88%	26.34%	1.86%	1.86%	6.24%	7.92%	4.91%
Expenses after incentive fees (6)	6.30%	27.76%	3.28%	3.28%	7.67%	7.95%	4.93%
Total return before incentive fees (2)	1.54%	5.54%	2.25%	2.32%	2.34%	-1.13%	0.10%
Total return after incentive fees (2)	0.11%	4.12%	0.83%	0.90%	0.92%	-1.15%	0.07%

	Winton Series		Frontier Heritage Series (5)
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2012	$131.72	$157.12	$96.05	$120.78
Net operating results:
Interest income	0.38	0.46	0.13	0.16
Expenses	(2.03)	(1.23)	(1.87)	(1.39)
Net gain/(loss) on investments, net of non-controlling interests	1.66	1.93	4.49	5.58

Net income/(loss)	0.01	1.16	2.75	4.35

Net asset value, September 30, 2012	$131.73	$158.28	$98.80	$125.13

Ratios to average net assets (3)
Net investment income/(loss)	-4.98%	-1.95%	-7.19%	-4.04%
Expenses before incentive fees (6)	6.13%	3.10%	7.72%	4.57%
Expenses after incentive fees (6)	6.13%	3.10%	7.72%	4.57%
Total return before incentive fees (2)	0.01%	0.74%	2.86%	3.60%
Total return after incentive fees (2)	0.01%	0.74%	2.86%	3.60%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Formerly the Tiverton/Graham/Transtrend Series.
(5)	Formerly the Winton/Graham Series.
(6)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(7)	All remaining Class 1a Units were exchanged for Class 3a Units.
(8)	All remaining Class 1 Units were exchanged for Class 3 Units.

	Frontier Diversified Series		Frontier Masters Series		Frontier Long/Short Commodity Series (8)
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2011	$99.40	$103.96	$100.25	$104.83	$136.13	$161.97	$161.96	$121.71	$127.23
Net operating results:
Interest income	1.29	1.35	1.46	1.54	2.01	2.06	2.41	1.83	2.15
Expenses	(6.87)	(5.51)	(6.40)	(5.00)	(10.98)	(8.71)	(10.19)	(9.98)	(9.09)
Net gain/(loss) on investments, net of non-controlling interests	4.00	3.85	9.61	9.79	8.24	9.96	11.15	9.86	10.36

Net income/(loss)	(1.58)	(0.30)	4.67	6.34	(0.72)	3.31	3.37	1.71	3.41

Net asset value, September 30, 2012	$97.82	$103.66	$104.92	$111.17	$135.41	$165.28	$165.33	$123.42	$130.64

Ratios to average net assets (3)
Net investment income/(loss)	-6.71%	-4.53%	-6.23%	-4.06%	-10.80%	-5.27%	-5.91%	-8.41%	-6.51%
Expenses before incentive fees (6)	6.02%	3.85%	7.29%	5.13%	11.99%	5.45%	6.38%	8.90%	7.25%
Expenses after incentive fees (6)	8.43%	6.27%	8.17%	6.01%	13.50%	6.96%	7.89%	10.41%	8.76%
Total return before incentive fees (2)	0.82%	2.12%	5.54%	6.93%	0.98%	3.56%	3.59%	2.92%	4.19%
Total return after incentive fees (2)	-1.59%	-0.29%	4.66%	6.05%	-0.53%	2.04%	2.08%	1.40%	2.68%

	Balanced Series (7)					Frontier Select Series (4)		Currency Series
	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2011	$124.50	$108.45	$155.02	$128.35	$128.36	$91.02	$111.84	$70.48	$87.61
Net operating results:
Interest income	0.11	0.09	0.14	0.11	0.11	0.40	0.50	0.00	0.00
Expenses	(7.93)	(6.87)	(6.50)	(5.37)	(5.40)	(5.07)	(3.84)	(1.90)	(0.48)
Net gain/(loss) on investments, net of non-controlling interests	6.11	10.89	7.63	7.05	6.64	(1.05)	(1.37)	(4.44)	(5.54)

Net income/(loss)	(1.71)	4.13	1.28	1.80	1.36	(5.72)	(4.72)	(6.34)	(6.02)

Net asset value, September 30, 2012	$122.79	$112.58	$156.30	$130.15	$129.72	$85.30	$107.12	$64.14	$81.59

Ratios to average net assets (3)
Net investment income/(loss)	-7.47%	-9.21%	-4.53%	-4.52%	-4.53%	-6.78%	-3.92%	-3.59%	-0.72%
Expenses before incentive fees (6)	4.82%	6.59%	1.88%	1.87%	1.88%	7.18%	4.33%	3.59%	0.72%
Expenses after incentive fees (6)	7.59%	9.37%	4.65%	4.64%	4.65%	7.37%	4.52%	3.59%	0.72%
Total return before incentive fees (2)	1.40%	6.58%	3.60%	4.17%	3.83%	-6.10%	-4.03%	-9.00%	-6.87%
Total return after incentive fees (2)	-1.37%	3.81%	0.83%	1.40%	1.06%	-6.28%	-4.22%	-9.00%	-6.87%

	Winton Series		Frontier Heritage Series (5)
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2011	$141.13	$165.82	$104.73	$129.70
Net operating results:
Interest income	1.12	1.33	0.33	0.41
Expenses	(6.13)	(3.63)	(6.00)	(4.61)
Net gain/(loss) on investments, net of non-controlling interests	(4.40)	(5.25)	(0.26)	(0.37)

Net income/(loss)	(9.40)	(7.54)	(5.93)	(4.57)

Net asset value, September 30, 2012	$131.73	$158.28	$98.80	$125.13

Ratios to average net assets (3)
Net investment income/(loss)	-4.72%	-1.84%	-7.22%	-4.32%
Expenses before incentive fees (6)	5.78%	2.91%	7.63%	4.74%
Expenses after incentive fees (6)	5.78%	2.91%	7.63%	4.74%
Total return before incentive fees (2)	-6.66%	-4.55%	-5.66%	-3.52%
Total return after incentive fees (2)	-6.66%	-4.55%	-5.66%	-3.52%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Formerly the Tiverton/Graham/Transtrend Series.
(5)	Formerly the Winton/Graham Series.
(6)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(7)	All remaining Class 1a Units were exchanged for Class 3a Units.
(8)	All remaining Class 1 Units were exchanged for Class 3 Units.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of September 30, 2013 and December 31, 2012 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For The Three Months Ended September 30, 2013

Monthly average contracts:	Bought	Sold

Frontier Long/Short Commodity Series	2,500	2,879
Balanced Series	3,338	3,090

For The Nine Months Ended September 30, 2013

Monthly average contracts:	Bought	Sold

Frontier Long/Short Commodity Series	9,663	10,026
Balanced Series	19,280	19,916
Diversified Series	8	29

For The Three Months Ended September 30, 2012

Monthly average contracts:	Bought	Sold

Frontier Long/Short Commodity Series	3,308	3,232
Balanced Series	16,100	15,192
Frontier Masters Series	728	692

For The Nine Months Ended September 30, 2012

Monthly average contracts:	Bought	Sold

Frontier Long/Short Commodity Series	12,808	14,032
Balanced Series	35,400	37,492
Diversified Series	1,628	1,392

The following tables summarize the trading revenues for the nine and three months ended September 30, 2013 and 2012 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2013

	Frontier Long/Short
Type of contract	Commodity Series	Balanced Series	Diversified Series
Metals	$(578,871)	$(510,734)	$—
Currencies	(107,754)	(763,525)	—
Energies	(4,807,731)	143,757	—
Agriculturals	(235,520)	(602,859)	—
Interest rates	(933,919)	2,847,561	—
Stock indices	538,242	69,417	—

Realized trading income/(loss)(2)	$(6,125,553)	$1,183,617	$—

Realized Trading Revenue from Futures, Forwards and Options for the Nine Months Ended September, 2013
	Frontier Long/Short
Type of contract	Commodity Series	Balanced Series	Diversified Series
Metals	$(1,422,087)	$3,773,562	$(630,122)
Currencies	611,059	(3,026,628)	1,300,655
Energies	(7,454,776)	(4,634,133)	(3,465)
Agriculturals	(756,506)	(4,192,086)	8,936
Interest rates	745,377	(7,701,383)	(88,186)
Stock indices	2,020,392	14,089,121	146,263

Realized trading income/(loss)(2)	$(6,256,541)	$(1,691,547)	$734,081

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2013

	Frontier Long/Short
Type of contract	Commodity Series	Balanced Series	Diversified Series
Metals	$11,852	$(782,565)	$—
Currencies	(79,163)	47,821	—
Energies	3,968,251	(249,184)	—
Agriculturals	(485,107)	(314,017)	—
Interest rates	193,720	660,515	—
Stock indices	(166,426)	(819,898)	—

Change in unrealized trading income/(loss)(3)	$3,443,127	$(1,457,328)	$—

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2013
	Frontier Long/Short
Type of contract	Commodity Series	Balanced Series	Diversified Series
Metals	$267,939	$3,276,949	$608,392
Currencies	(290,944)	(2,720,964)	(1,191,389)
Energies	2,247,845	(1,905,647)	2,210
Agriculturals	(77,320)	192,134	(21,226)
Interest rates	(1,557,340)	315,767	79,060
Stock indices	(537,723)	584,436	(43,824)

Change in unrealized trading income/(loss)(3)	$52,457	$(257,325)	$(566,777)

(1)	The Frontier Diversified Series, Frontier Masters Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend), Frontier Winton Series, and Frontier Heritage Series (formerly Winton/Graham Series) participate in trading activities through equity in earnings/(loss) from trading companies. The Diversified Series began consolidating the Frontier Trading Company V as of March 8, 2013.
(2)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures, forwards and options.
(3)	Amounts recorded in the Statements of Operations under Net change in open trade equity (deficit).

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

	Frontier Long/Short	Frontier Masters
Type of contract	Commodity Series	Series	Balanced Series
Metals	$977,265	$198,371	$(1,564,940)
Currencies	(49,765)	(57,024)	(2,430,043)
Energies	33,718,036	(105,715)	192,441
Agriculturals	6,164,516	(8,816)	(994,834)
Interest rates	(367,133)	210,079	4,121,352
Stock indices	(999,355)	(395,190)	(2,197,371)

Change in unrealized trading income/(loss)(3)	$39,443,564	$(158,295)	$(2,873,395)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2012 (1)
	Frontier Long/Short	Frontier Masters
Type of contract	Commodity Series	Series	Balanced Series
Metals	$6,203,747	$230,263	$(331,441)
Currencies	17,798,560	(129,384)	(342,917)
Energies	2,952,524	(707,102)	(1,032,360)
Agriculturals	10,232,405	(231,283)	(2,648,196)
Interest rates	(4,147,506)	125,432	5,620,385
Stock indices	129,696	(294,603)	(1,602,508)

Change in unrealized trading income/(loss)(3)	$33,169,426	$(1,006,677)	$(337,037)

(1)	The Frontier Diversified Series, Tiverton/Graham/Transtrend Series (formerly known as Berkeley/Graham/Tiverton Series), Winton/Graham Series and Winton Series participate in trading activities through equity in earnings/(loss) from trading companies. The Frontier Long/Short Commodity Series consolidated Frontier Trading Company XVIII as of May 15, 2012 and the Balanced Series consolidated the Frontier Trading Company XVIII prior to May 15, 2012. The Balanced Series consolidated Frontier Trading Company XIV, LLC as of June 20, 2011, Frontier Trading Company VI, LLC as of April 18, 2011 and Frontier Trading Company XXIII, LLLC as of July 7, 2012.
(2)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures, forwards and options.
(3)	Amounts recorded in the Statements of Operations under Net change in open trade equity.

Certain financial instruments and derivative instruments are eligible for offset in the statements of financial condition under GAAP. The Series’ open trade equity/(deficit), options written, and receivables from Futures Commissions Merchants (each, an “FCM”) are subject to master netting arrangements and collateral arrangements and meet the U.S. GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Series’ policy is to recognize amounts subject to master netting arrangements on a net basis on the statements of financial condition.

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of September 30, 2013 and December 31, 2012.

Offsetting of Derivative Assets and Liabilities

As of September 30, 2013

	Gross Amounts of recognized Derivative Assets	Gross Amounts of recognized Derivative Liabilities	Net Amounts of Derivative Assets and Liabilities Presented in the Statements of Financial Condition
Frontier Long/Short Commodity Series
Open Trade Equity/(Deficit)	$324,075	$(524,366)	$(200,291)
Options Written	—	(29,302)	(29,302)
Receivable from Futures Commissions Merchants	11,641,316	(4,719,275)	6,922,041
Balanced Series
Open Trade Equity/(Deficit)	$954,671	$(1,152,345)	$(197,674)
Options Written	—	(467,791)	(467,791)
Receivable from Futures Commissions Merchants	26,647,861	(5,699,593)	20,948,268

As of December 31, 2012

	Gross Amounts of recognized Derivative Assets	Gross Amounts of recognized Derivative Liabilities	Net Amounts of Derivative Assets and Liabilities Presented in the Statements of Financial Condition
Frontier Long/Short Commodity Series
Open Trade Equity/(Deficit)	$3,314,175	$(4,133,710)	$(819,535)
Options Written	—	(928,690)	(928,690)
Receivable from Futures Commissions Merchants	22,276,098	(7,505,125)	14,770,973
Balanced Series
Open Trade Equity/(Deficit)	$4,215,436	$(4,887,947)	$(672,511)
Options Written	—	(165,363)	(165,363)
Receivable from Futures Commissions Merchants	98,277,094	(6,233,501)	92,043,593

Trading Activities and Related Risks

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

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

11. Subsequent Events

None.

The Frontier Fund

Consolidated Statements of Financial Condition

September 30, 2013 and December 31, 2012

	9/30/2013	12/31/2012
	(unaudited)
ASSETS
Cash and cash equivalents	$6,977,345	$17,094,782
U.S. Treasury securities, at fair value	—	18,001,322
Custom time deposits	235,460,358	311,468,033
Receivable from futures commission merchants	66,740,407	148,029,229
Open trade equity, at fair value	6,943,192	12,116,649
Swap contracts, at fair value	17,152,321	22,289,479
Prepaid service fees	38,307	140,203
Interest receivable	985	251,630
Receivables from related parties	3,420	—
Other assets	50	35,043

Total Assets	$333,316,385	$529,426,370

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$—	$—
Written options, at fair value	1,586,908	4,199,198
Pending owner additions	95,106	160,672
Owner redemptions payable	1,533,440	1,430,638
Incentive fees payable to Managing Owner	—	732,119
Management fees payable to Managing Owner	601,625	1,003,663
Interest payable to Managing Owner	393,822	569,115
Trading fees payable to Managing Owner	398,688	602,333
Service fees payable to Managing Owner	436,778	652,500
Payables to related parties	10,884	38,925
Other liabilities	1,414	51,484

Total Liabilities	5,058,665	9,440,647

CAPITAL
Managing Owner Units	4,915,327	6,287,766
Limited Owner Units	323,342,393	513,697,957

Total Capital	328,257,720	519,985,723

Total Liabilities and Capital	$333,316,385	$529,426,370

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Condensed Schedule of Investments

September 30, 2013 (Unaudited)

Description	Value	% of Total Capital (Net Asset Value)

LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$6,997,426	2.13%
Various base metals futures contracts (U.S.)	2,792	0.00%
Various currency futures contracts (U.S.)	1,773,185	0.54%
Various energy futures contracts (U.S.)	(1,119,566)	-0.34%
Various energy futures contracts (Europe)	19,780	0.01%
Various energy futures contracts (Far East)	(2,800)	0.00%
Various interest rates futures contracts (Canada)	80,532	0.02%
Various interest rates futures contracts (Europe)	1,027,305	0.31%
Various interest rates futures contracts (Far East)	555,465	0.17%
Various interest rates futures contracts (Oceanic)	110,699	0.03%
Various interest rates futures contracts (U.S.)	999,496	0.30%
Various precious metal futures contracts (Far East)	(4,376)	0.00%
Various precious metal futures contracts (U.S.)	(67,985)	-0.02%
Various soft futures contracts (Europe)	45,212	0.01%
Various soft futures contracts (U.S.)	(446,825)	-0.14%
Various stock index futures contracts (Africa)	11,856	0.00%
Various stock index futures contracts (Canada)	(16,543)	-0.01%
Various stock index futures contracts (Europe)	(650,446)	-0.20%
Various stock index futures contracts (Far East)	(166,418)	-0.05%
Various stock index futures contracts (Oceanic)	(50,568)	-0.02%
Various stock index futures contracts (U.S.)	(865,840)	-0.26%

Total Long Futures Contracts	$8,232,381	2.48%

OPTIONS PURCHASED *
Various base metals futures contracts (Europe)	$1,954,644	0.60%
Various energy futures contracts (U.S.)	3,680	0.00%
Various interest rates futures contracts (U.S.)	30,188	0.01%
Various precious metal futures contracts (U.S.)	158,760	0.05%
Various soft futures contracts (U.S.)	385,991	0.12%
Various stock index futures contracts (U.S.)	607,233	0.19%

Total Options Purchased	$3,140,496	0.97%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(5,397,548)	-1.64%
Various base metals futures contracts (U.S.)	(2,179)	0.00%
Various currency futures contracts (Far East)	11,513	0.00%
Various currency futures contracts (U.S.)	(849,817)	-0.26%
Various energy futures contracts (Europe)	(32,829)	-0.01%
Various energy futures contracts (U.S.)	1,128,135	0.34%
Various interest rates futures contracts (Canada)	(118,726)	-0.04%
Various interest rates futures contracts (Europe)	(630,632)	-0.19%
Various interest rates futures contracts (Far East)	(143,487)	-0.04%
Various interest rates futures contracts (Oceanic)	(69,238)	-0.02%
Various interest rates futures contracts (U.S.)	(811,364)	-0.25%
Various precious metal futures contracts (U.S.)	208,919	0.06%
Various soft futures contracts (Canada)	2,045	0.00%
Various soft futures contracts (Europe)	100,762	0.03%
Various soft futures contracts (U.S.)	1,386,530	0.42%
Various stock index futures contracts (Europe)	1,068	0.00%
Various stock index futures contracts (Far East)	39,169	0.01%
Various stock index futures contracts (U.S.)	(36,084)	-0.01%

Total Short Futures Contracts	$(5,213,763)	-1.60%

CURRENCY FORWARDS *
Various currency forward contracts	$784,078	0.24%

Total Currency Forwards	$784,078	0.24%

Total Open Trade Equity	$6,943,192	2.09%

OPTIONS WRITTEN *
Various base metals futures contracts (Europe)	$(606,485)	-0.18%
Various currency futures contracts (U.S.)	(247,325)	-0.08%
Various precious metal futures contracts (U.S.)	(215,530)	-0.07%
Various soft futures contracts (U.S.)	(49,615)	-0.02%
Various stock index futures contracts (U.S.)	(467,953)	-0.14%

Total Options Written	$(1,586,908)	-0.49%

SWAPS (1)
Frontier XXXIV Balanced select swap (U.S.)	$7,412,815	2.26%
Frontier Brevan Howard swap (U.S.)	4,506,351	1.37%
Frontier XXXV Diversified select swap (U.S.)	2,413,658	0.74%
Frontier XXXVII L/S select swap (U.S.)	2,819,497	0.86%

Total Swaps	$17,152,321	5.23%

(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Condensed Schedule of Investments

December 31, 2012

Description	Value	% of Total Capital (Net Asset Value)

LONG FUTURES CONTRACTS *
Various stock index futures contracts (U.S.)	$(708,671)	-0.14%
Various stock index futures contracts (Oceanic)	190,826	0.04%
Various stock index futures contracts (Mexico)	1,548	0.00%
Various stock index futures contracts (Far East)	3,549,518	0.68%
Various stock index futures contracts (Europe)	(1,746,507)	-0.34%
Various stock index futures contracts (Canada)	272,823	0.05%
Various stock index futures contracts (Africa)	97,909	0.02%
Various soft futures contracts (U.S.)	(2,211,954)	-0.43%
Various soft futures contracts (Europe)	(145,288)	-0.03%
Various soft futures contracts (Canada)	(335)	0.00%
Various precious metal futures contracts (U.S.)	(756,478)	-0.15%
Various interest rates futures contracts (U.S.)	(609,966)	-0.12%
Various interest rates futures contracts (Oceanic)	298,169	0.06%
Various interest rates futures contracts (Far East)	(428,542)	-0.08%
Various interest rates futures contracts (Europe)	2,592,153	0.50%
Various interest rates futures contracts (Canada)	(120,227)	-0.02%
Various energy futures contracts (U.S.)	13,149,004	2.53%
Various energy futures contracts (Far East)	462	0.00%
Various currency futures contracts (U.S.)	(2,156,861)	-0.41%
Various base metals futures contracts (U.S.)	(9,439)	0.00%
Various base metals futures contracts (Europe)	3,463,404	0.67%

Total Long Futures Contracts	$14,721,548	2.83%

OPTIONS PURCHASED *
Various stock index futures contracts (U.S.)	$439,170	0.08%
Various soft futures contracts (U.S.)	1,320,884	0.25%
Various precious metals futures contracts (U.S.)	711,000	0.14%
Various energy futures contracts (U.S.)	6,285,280	1.21%
Various currency futures contracts (U.S.)	2,901,488	0.56%
Various base metals futures contracts (Europe)	2,277,291	0.44%

Total Options Purchased	$13,935,113	2.68%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(76,900)	-0.01%
Various base metals futures contracts (Europe)	(7,712,906)	-1.48%
Various currency futures contracts (U.S.)	3,852,251	0.74%
Various currency futures contracts (Canada)	—	0.00%
Various currencey futures contracts (Far East)	684	0.00%
Various stock index futures contracts (U.S.)	(373,552)	-0.07%
Various stock index futures contracts (Europe)	86,644	0.02%
Various stock index futures contracts (Far East)	(630,695)	-0.12%
Various stock index futures contracts (Canada)	(6,159)	0.00%
Various soft futures contracts (U.S.)	2,445,673	0.47%
Various soft futures contracts (Europe)	122,990	0.02%
Various interest rates futures contracts (U.S.)	(385,887)	-0.07%
Various interest rates futures contracts (Oceanic)	(17,218)	0.00%
Various interest rates futures contracts (Far East)	197,000	0.04%
Various interest rates futures contracts (Europe)	(1,273)	0.00%
Various interest rates futures contracts (Canada)	81,091	0.02%
Various precious metal futures contracts (U.S.)	476,388	0.09%
Various energy futures contracts (U.S.)	(15,297,097)	-2.94%
Various energy futures contracts (Europe)	7,109	0.00%

Total Short Futures Contracts	$(17,231,857)	-3.29%

CURRENCY FORWARDS *
Various currency futures contracts	$691,845	0.13%

Total Currency Forwards	$691,845	0.13%

Total Open Trade Equity	$12,116,649	2.35%

OPTIONS WRITTEN *
Various stock index futures contracts (U.S.)	$(165,363)	-0.03%
Various soft futures contracts (U.S.)	(447,693)	-0.09%
Various precious metal futures contracts (U.S.)	(540,330)	-0.10%
Various currency futures contracts (U.S.)	(1,340,750)	-0.26%
Various base metals futures contracts(Europe)	(261,172)	-0.05%
Various energy futures contracts (U.S.)	(1,443,890)	-0.28%

Total Options Written	$(4,199,198)	-0.81%

SWAPS (1)
Frontier Balanced RCW-1 Swap(U.S.)	$17,785,733	3.42%
Frontier Balanced DB Swap(U.S.)	2,702,247	0.52%
Frontier Currency DB Swap(U.S.)	1,801,498	0.35%

Total Swaps	$22,289,478	4.29%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value	Fair Value

$36,700,000	U.S. Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039)	18,001,322	3.46%

	Total U.S. Treasury Securities	18,001,322	3.46%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to the Consolidated Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statements of Operations

For the Three Months Ended September 30, 2013 and September 30, 2012 (Unaudited)

	9/30/2013	9/30/2012
Investment income:
Interest - net	$1,140,637	$1,377,089

Total Income	1,140,637	1,377,089

Expenses:
Incentive Fees	—	5,789,666
Management Fees	1,981,543	3,191,672
Service Fees - Class 1	1,650,323	2,540,950
Trading Fees	1,281,476	1,987,736

Total Expenses	4,913,342	13,510,024

Investment income/(loss) - net	(3,772,705)	(12,132,935)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(18,537,056)	(14,031,019)
Net change in open trade equity/(deficit)	2,716,062	36,395,403
Net realized gain/(loss) on swap contracts	(1,646,391)	—
Net unrealized gain/(loss) on swap contracts	(2,600,517)	259,527
Net realized gain/(loss) on U.S. Treasury securities	—	—
Net unrealized gain/(loss) on U.S. Treasury securities	—	(173,695)
Trading commissions	(1,106,569)	(1,914,850)

Net gain/(loss) on investments	(21,174,471)	20,535,366

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(24,947,176)	$8,402,431

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statements of Operations

For the Nine Months Ended September 30, 2013 and September 30, 2012 (Unaudited)

	9/30/2013	9/30/2012
Investment income:
Interest - net	$3,703,455	$4,334,714

Total Income	3,703,455	4,334,714

Expenses:
Incentive Fees	889,025	11,463,249
Management Fees	6,708,693	9,758,788
Service Fees - Class 1	5,718,063	7,980,617
Trading Fees	4,533,240	6,019,122

Total Expenses	17,849,021	35,221,776

Investment income/(loss) - net	(14,145,566)	(30,887,062)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(31,209,297)	5,493,499
Net change in open trade equity/(deficit)	1,579,799	25,316,847
Net realized gain/(loss) on swap contracts	(3,555,134)	(525,237)
Net unrealized gain/(loss) on swap contracts	(2,763,657)	1,538,438
Net realized gain/(loss) on U.S. Treasury securities	1,078,008	854,738
Net unrealized gain/(loss) on U.S. Treasury securities	(1,157,776)	(1,832,445)
Trading commissions	(4,004,456)	(6,051,637)
Net realized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—	(2,172,987)
Net unrealized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—	2,084,880

Net gain/(loss) on investments	(40,032,513)	24,706,096

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(54,178,079)	$(6,180,966)

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statement of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2013 (Unaudited)

	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2012	$6,287,766	$513,697,957	$519,985,723
Sale of Units	61,988	8,782,285	8,844,273
Redemption of Units	(561,990)	(145,832,207)	(146,394,197)
Net increase/(decrease) in Owners’ Capital resulting from operations	(872,437)	(53,305,642)	(54,178,079)

Owners’ Capital, September 30, 2013	$4,915,327	$323,342,393	$328,257,720

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

The Frontier Fund

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(54,178,079)	$(6,180,966)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	5,173,457	(25,416,521)
Net change in options written	(2,612,290)	1,285,103
Net change in allocation of total return swaps	3,501
Net unrealized gain/(loss) on swap contracts	2,763,657	(1,538,438)
Net realized gain/(loss) on swap contracts	3,555,134	525,237
Net unrealized gain/(loss) on U.S. Treasury securities	1,157,776	1,832,445
Net realized gain/(loss) on U.S. Treasuries securities	(1,078,008)	(854,738)
Net realized gain/(loss) on investment in Berkeley Colorado Quantitative Fund LLC	—	2,172,987
Net unrealized gain/loss on investment in Berkeley Colorado Quantitative Fund LLC	—	(2,084,880)
(Purchases) sales of:
Sales of swap contracts	20,694,866	9,812
(Purchases) of swap contracts	(21,880,000)	—
Sales of U.S. Treasury securities	17,921,554	37,864,769
Sales of custom time deposits	76,007,675	25,000,000
Interest rollover of custom time deposits	—	(2,897,700)
Sales of Berkeley Colorado Quantitative Fund LLC	—	6,182,737
Increase and/or decrease in:
Receivable from futures commission merchants	81,288,822	8,116,123
Control of ownership of trading companies	—	—
Contributions to trading companies	—	—
Distributions from trading companies	—	—
Prepaid service fees	101,896	141,468
Interest receivable	250,645	901,235
Receivable from related parties	(3,420)	—
Other assets	34,993	(230,951)
Incentive fees payable to Managing Owner	(732,119)	3,953,375
Management fees payable to Managing Owner	(402,038)	(113,885)
Interest payable to Managing Owner	(175,293)	(117,504)
Trading fees payable to Managing Owner	(203,645)	(129,642)
Service fees payable to Managing Owner	(215,722)	(41,149)
Payables to related parties	(28,041)	42,580
Other liabilities	(50,070)	217,665

Net cash provided by (used in) operating activities	127,395,251	48,639,162

Cash Flows from Financing Activities:
Proceeds from sale of capital	8,844,273	39,291,798
Payment for redemption of capital	(146,394,197)	(97,178,756)
Pending owner additions	(65,566)	521,765
Redemptions payable	102,802	(2,346,525)

Net cash provided by (used in) financing activities	(137,512,688)	(59,711,718)

Net increase (decrease) in cash and cash equivalents	(10,117,437)	(11,072,556)
Cash and cash equivalents, beginning of period	17,094,782	27,452,803

Cash and cash equivalents, end of period	$6,977,345	$16,380,247

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

The Trust has seven (7) separate and distinct Series of Units issued and outstanding: Frontier Diversified Series, Frontier Masters Series, Frontier Long/Short Commodity Series, Balanced Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Winton Series, and Frontier Heritage Series (formerly Winton/Graham Series) (each a “Series” and collectively, the “Series”). The Currency Series ceased trading on April 18, 2013 and the TBG Institutional Series ceased trading on May 23, 2013. The Trust financial statements are comprised of unitized Series which are consolidated into the Trust financial statements. However, the consolidated Trust does not issue units.

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

As of September 30, 2013, the Trust, with respect to the Frontier Diversified Series, Frontier Masters Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Winton Series and Frontier Heritage Series (formerly Winton/Graham Series) separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Balanced Series and the Frontier Long/Short Commodity Series separates Units into six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of certificates of deposit and custom time deposits. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

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

Interest Income—Aggregate interest income from all sources, including U.S. Treasury securities, custom time deposits and assets held at Futures Commission Merchants (“FCM”), up to the first two percentage points or 20% of the aggregate percentage yield (annualized) is paid to the Managing Owner. All interest not paid to the Managing Owner is interest income to the Trust.

U.S. Treasury Securities—U.S. Treasury Securities are reported at fair value as Level 1 inputs under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Trust values U.S. Treasury Securities at fair value and records the daily change in value in the consolidated statements of operations as net unrealized gain/(loss) on U.S. Treasury securities. Accrued interest is reported on the consolidated statements of financial condition as interest receivable. All U.S. Treasury Securities have been liquidated as of September 30, 2013.

Custom Time Deposits—Custom time deposits are structured deposit agreements with U.S. Bank National Association that earn a guaranteed fixed interest rate between 3.75%, mature nine months from the deposit date and are subject to automatic six-month rollovers through October 2013. Custom time deposits were purchased on April 1, 2010, September 15, 2009, October 21, 2008 and October 30, 2008. Interest is paid monthly or at least every nine months. Unscheduled withdrawals will be subject to certain penalties and other costs of up to 1.0% of the amount deposited if withdrawn within the first nine months from the deposit date. The withdrawal fee is set at 0.225% for the period from nine months to one year subsequent to the deposit date and decreases by .05% increments for each year thereafter through the maturity date. In May 2011, July 2011, August 2011, January 2012, October 2012, November 2012, April 2013, June 2013, July 2013 and August 2013, the Trust, with respect to the Series, redeemed approximately $25 million, $25 million, $50 million, $25 million, $16 million, $5 million, $35 million, $20 million and $15 million, respectively, in custom time deposits held with U.S. Bank N.A which represented a full liquidation of the 2.17% investment tranche and an additional $100 million of the 3.75% tranche. Custom time deposits are allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. The Trust values the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.50 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to ASC 820.

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

Any change in net unrealized gain or loss from the preceding period is reported in the consolidated statements of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the interbank market. For U.S. Treasury securities, interest was recognized in the period earned and the instruments were marked-to-market daily based on third party information. Custom time deposits are valued at face value plus accrued interest and the interest income is recognized in the period earned. Transaction costs are recognized as incurred and reflected separately in the consolidated statements of operations.

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

Allocation of Earnings—Each Series of the Trust may maintain three or six classes of Units—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a). All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3 and Class 3a Units based on each Class’ respective owners’ capital balances as applicable to the classes maintained by the Series.

Payments by the Managing Owner—The Managing Owner may make discretionary payments to the Trust related to a variety of factors, including investment losses to reimburse the effect of a loss on a portfolio investment which has been caused by a situation outside the Trust’s, or it’s affiliates’, direct control. Such payments will be made on a discretionary basis and will be disclosed in the consolidated statement of operations as a net increase from payments by the Managing Owner. These payments are in accordance with the Trust agreement on a discretionary basis as determined by the Managing Owner.

Investments and Swaps—The Trust records investment transactions on a trade date basis and all investments are recorded at fair value, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. The Trust strategically invests a portion or all of its assets in total return Swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investment or instrument. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts are reported utilizing Level 3 Inputs. The significant unobservable inputs used in the fair value measurement of the Trust’s Swap contracts are asset liquidity, debt valuation, credit risk, volatility, market risk, distributions, dividends, risk premiums, and other risk management tools. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Swap Contracts are reported at fair value based upon a weekly indicative value that is calculated by management using bid/ask prices from the counterparty. This fair value is corroborated by valuations provided by a third party pricing service. The third party pricing service utilizes a Black Scholes pricing model with input adjustments factoring in volatility and liquidity of the instruments. All valuation processes are monitored by the valuation committee of the Managing Owner. Please refer to Note 3 Fair Value Measurements.

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

Service Fees—The Trust may maintain each Series of Units in three or six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Series, and Frontier Masters Series or Class 2a Units of the Frontier Long/Short Commodity Series) sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents.

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

Recently Issued Accounting Pronouncements—In June of 2013, FASB issued ASU 2013-08 to (i) modify Topic 946 for determining whether an entity is an investment company; (ii) update the measurement requirements for noncontrolling interests in other investment companies; and (iii) require additional disclosures for investment companies under GAAP. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material impact on the financial positions or results of operations.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value based upon daily reports from the counterparty. The valuation of swap contracts requires significant estimates utilizing Level 3 Inputs corroborated by management through the use of a third party pricing service (“pricing service”). The pricing service, utilizing proprietary model-intensive methodologies, selects and implements the pricing model appropriate for each swap valuation. The pricing service does not provide detail of the pricing model to management. The Managing Owner through the valuation committee charted by the Executive Committee of the Trust, engages, via inquiry and review of methodology documentation, with the service provider to gain an understanding of the valuation model selected; the components of the model, both observable and unobservable; and quality control testing procedures in place. The valuation committee meets on a monthly basis and as needed to discuss any updates or changes in the valuation process, reporting to the Executive Committee. The pricing service’s methodology includes performance of tolerance testing on its valuation models to ensure consistency and reasonableness of the values derived. The tolerance testing includes valuing the components of the product separately, i.e. underlying asset, volatility, financing rates, and so forth. The tolerance testing is part of the initial valuation setup and throughout the ongoing daily valuation process. The pricing service also has several layers of quality control including: engineering / reverse engineering process to understand each swap and it’s subcomponent parts fully; comparative analysis against other valuations performed with similar composition and characteristics; review of output valuation against expectations based on observable price movements of underlying futures; and lastly, periodic review by senior financial engineer to ensure design and function of model is stable and perform as expected.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$3,018,619	$3,924,573	$—	$6,943,192
Swap Contracts	—	—	17,152,321	17,152,321
Written Options	—	(1,586,908)	—	(1,586,908)

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$(2,510,310)	$14,626,959	$—	$12,116,649
Swap Contracts	—	—	22,289,478	22,289,478
U.S. Treasury Securities	18,001,322	—	—	18,001,322
Written Options	—	(4,199,198)	—	(4,199,198)

For the nine Months Ended September 30, 2013
Balance of recurring Level 3 assets as of January 1, 2013	$22,289,479
Total gains or losses (realized/unrealized):
Included in earnings-realized	(3,555,134)
Included in earnings-unrealized	(2,763,657)
Purchases of investments	21,880,000
Sales of investments	(20,694,866)
Transfers in and/or out of Level 3	—
Net change in allocation of total return swap	(3,501)

Balance of recurring Level 3 assets as of September 30, 2013	$17,152,321

For the Year Ended December 31, 2012
Balance of recurring Level 3 assets as of January 1, 2012	$24,211,688
Total gains or losses (realized/unrealized):	—
Included in earnings-realized	(525,237)
Included in earnings-unrealized	(1,387,160)
Purchases of investments	—
Sales of investments	(9,812)
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2012	$22,289,479

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of September 30, 2013 and December 31, 2012, approximately 5.1% and 4.0%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps.

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

The Trust had invested in the following swaps as of and for the nine months ended September 30, 2013:

	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank	DeutscheBank	DeutscheBank
Notional Amount	$31,180,925	$54,591,769	$25,500,000
Termination Date	3/26/2018	8/2/2018	8/2/2018
Investee Returns	On Default	On Default	On Default
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$(1,490,148)	$(2,187,185)	$(986,342)

Fair Value as of 9/30/2013	$4,506,351	$7,412,815	$2,413,658

	Total Return Swap	Balanced Series Option/Swap	Total Return Swap
Counterparty	Deutsche Bank AG	Societe Generale	DeutscheBank
Notional Amount	34,400,000	$—	$—
Termination Date	8/7/2018	11/21/2014	6/30/2016
Investee Returns	On Default	Total Returns	On Default
Realized Gain/(Loss)	—	$(1,645,980)	$(1,909,154)

Unrealized Gain/(Loss)	(60,503)	$215,224	$1,745,297

Fair Value as of 9/30/2013	2,819,497	$—	$—

The Trust had invested in the following swaps as of and for the year ended December 31, 2012:

	Credit Default Swap	Credit Default Swap	Option/Swap	Total Return Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale	DeutscheBank
Notional Amount	$—	$—	$20,486,403	$23,551,287
Termination Date	3/20/2012	3/20/2012	11/21/2014	6/30/2016
Investee Returns	On Default	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$(407,283)	$(117,954)	$—	$—

Unrealized Gain/(Loss)	$(215,874)	$117,954	$78,977	$(1,378,028)

Fair Value as of 12/31/2012	$—	$—	$17,785,733	$4,503,745

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

Expenses

Management Fees—Each Series of the Trust pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets attributable to such Series (including notional assets), calculated on a daily basis. The annual rate of the management fee is 0.5% for the Balanced Series, 2.0% for the Winton Series, Frontier Long/Short Commodity Series Class 1a and Class 2a and Frontier Masters Series, 0.75% for Frontier Diversified Series, 2.5% for the Frontier Heritage Series (formerly Winton/Graham Series) and Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), and 3.5% for the Frontier Long/Short Commodity Series Class 1 and Class 2. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

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

As of September 30, 2013, the Trust has a payable to the Managing Owner in the amounts of $0, $601,625, $393,822, $398,688 and $436,778 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2012, the Trust has a payable to the Managing Owner in the amounts of $732,119, $1,003,663, $569, 115, $602,333 and $652,500 for incentive fees, management fees, interest, trading fees, and trailing service fees, respectively.

For the three months ended September 30, 2013, the Trust paid the Managing Owner $0, $1,981,543, $1,650,323 and $1,281,476 for incentive fees, management fees, service fees, and trading fees, respectively.

For the three months ended September 30, 2012, the Trust paid the Managing Owner $5,789,666, $3,191,672, $2,540,950 and $1,987,736 for incentive fees, management fees, service fees, and trading fees, respectively.

For the nine months ended September 30, 2013, the Trust paid the Managing Owner $889,025, $6,708,693, $5,718,063 and $4,533,240 for incentive fees, management fees, service fees, and trading fees, respectively.

For the nine months ended September 30, 2012, the Trust paid the Managing Owner $11,463,249, $9,758,788, $7,980,617 and $6,019,122 for incentive fees, management fees, service fees, and trading fees, respectively.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the nine months ended September 30, 2013 amounts paid or owed to the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were ($6,469). For the year ended December 31, 2012 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $2,096.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Select Series (formerly Berkeley/Graham/Tiverton Series) and Frontier Heritage Series (formerly Winton/Graham Series). For the Frontier Diversified Series, Frontier Long/Short Commodity Series, Frontier Masters Series, and Balanced Series (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. During the three months ended September 30, 2013 and 2012 the Trust, with respect to the Series, paid $1,279,912 and $1,840,120, respectively, of such interest income to the Managing Owner. Such expenses are not included in the statements of operations of the Series. During the nine months ended September 30, 2013 and 2012 the Trust, with respect to the Series, paid $4,369,611 and $5,748,014, respectively, of such interest income to the Managing Owner. Such expenses are not included in the statements of operations of the Series. All other interest income is recorded on the respective Series statements of operations.

The Managing Owner paid to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $77,196 and $465,858 for the three and nine months ended September 30, 2012. As of April 20, 2012, the contract with The Bornhoft Group Corporation was amended to provide for an annual payment of $600,000 for investment and advisor services and 0.1% annually of the trading level with the Balanced Series in lieu of a monthly service fee. The Managing Owner paid $232,150 and $889,524, respectively under this agreement for the three and nine months ended September 30, 2013.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $115,000 and $795,000, respectively, for the three and nine months ended September 30, 2013.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $412,265, and $665,478, respectively, for the three months ended September 30, 2013 and 2012 and $1,460,009, and $2,030,547, respectively, for the nine months ended September 30, 2013 and 2012.

Equinox Group Distributors LLC (formerly Bornhoft Group Securities Corporation), an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

6. Financial Highlights

The following information presents the financial highlights of the Trust for the three and nine months ended September 30, 2013 and 2012. This data has been derived from the information presented in the consolidated financial statements.

	2013	2012
Nine Months Ended
Ratios to average net assets (1)
Net investment gain/(loss) (1)	-4.29%	-6.23%
Expenses before incentive fees (3)	-5.23%	-5.29%
Expenses after incentive fees (3)	-5.43%	-7.20%

Total return before incentive fees (2)	-12.28%	0.88%
Total return after incentive fees (2)	-12.48%	-1.03%

	2013	2012
Three Months Ended
Ratios to average net assets (1)
Net investment gain/(loss) (1)	-4.08%	-5.43%
Expenses before incentive fees (3)	-5.32%	-5.28%
Expenses after incentive fees (3)	-5.32%	-6.28%

Total return before incentive fees (2)	-6.81%	2.45%
Total return after incentive fees (2)	-6.81%	1.45%

(1)	Annualized with the exception of incentive fees.
(2)	Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series. See footnore 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

7. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of September 30, 2013 and December 31, 2012 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the three months ended September 30, 2013, the monthly average of futures contracts bought and sold was approximately 10,766 and 10,686, respectively. For the three months ended September 30, 2012, the monthly average of futures contracts bought and sold was approximately 20,100 and 19,100, respectively. For the nine months ended September 30, 2013, the monthly average of futures contracts bought and sold was approximately 66,741 and 73,229, respectively. For the nine months ended September 30, 2012, the monthly average of futures contracts bought and sold was approximately 49,800 and 52,900, respectively. The following tables summarize the trading revenues for the three and nine months ended September 30, 2013 and 2012 by contract type:

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2013

Type of contract
Metals	$(9,845,278)
Currencies	5,886,547
Energies	4,049,891
Agriculturals	(189,046)
Interest rates	4,704,003
Stock indices	(1,890,055)

Change in unrealized trading income/(loss)(1)	$2,716,062

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2013

Type of contract
Metals	$6,049,692
Currencies	227,765
Energies	(409,807)
Agriculturals	1,089,106
Interest rates	(1,408,414)
Stock indices	(3,968,543)

Change in unrealized trading income/(loss)(1)	$1,579,799

(1)	Amounts recorded in the Consolidate Statement of Operations under net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2013

Type of contract
Metals	$(1,256,538)
Currencies	(12,540,668)
Energies	(4,070,454)
Agriculturals	(525,818)
Interest rates	(7,030,426)
Stock indices	6,886,848

Realized trading income/(loss)(1)	$(18,537,056)

Realized Trading Revenue from Futures, Forwards and Options

for the Nine Months Ended September 30, 2013

Type of contract
Metals	$4,605,553
Currencies	(19,298,175)
Energies	(15,517,220)
Agriculturals	(3,694,199)
Interest rates	(33,752,578)
Stock indices	36,447,322

Realized trading income/(loss)(1)	$(31,209,297)

(1)	Amounts recorded in the Consolidated Statements of Operations under net realized gain/(loss) on futures, forwards and options

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2012 (2)

Type of contract
Metals	$(649,307)
Currencies	7,835,846
Energies	(42,758,157)
Agriculturals	324,580
Interest rates	12,963,102
Stock indices	8,252,917

Realized trading income/(loss)(1)	$(14,031,019)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2012 (2)

Type of contract
Metals	$(2,999,805)
Currencies	(2,974,438)
Energies	35,116,173
Agriculturals	3,858,004
Interest rates	8,135,147
Stock indices	(4,739,678)

Change in unrealized trading income/(loss)(2)	$36,395,403

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options

for the Nine Months Ended September 30, 2012 (1)

Type of contract
Metals	$(15,791,452)
Currencies	(6,365,741)
Energies	(23,685,527)
Agriculturals	(2,695,834)
Interest rates	47,939,795
Stock indices	6,092,258

Realized trading income/(loss)(1)	$5,493,499

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2012 (2)

Type of contract
Metals	$3,720,493
Currencies	14,487,416
Energies	529,216
Agriculturals	5,288,536
Interest rates	5,776,926
Stock indices	(4,485,740)

Change in unrealized trading income/(loss)(2)	$25,316,847

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

Certain financial instruments and derivative instruments are eligible for offset in the statements of financial condition under GAAP. The Trust’s open trade equity/(deficit), options written, and receivables from Futures Commissions Merchants (each, an “FCM”) are subject to master netting arrangements and collateral arrangements and meet the GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Trust’s policy is to recognize amounts subject to master netting arrangements on a net basis on the statements of financial condition.

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the statements of financial condition as of September 30, 2013 and December 31, 2012:

Offsetting of Derivative Assets and Liabilities

As of September 30, 2013

	Gross Amounts of recognized Derivative Assets	Gross Amounts of recognized Derivative Liabilities	Net Amounts of Derivative Assets and Liabilities Presented in the Statements of Financial Condition
Open Trade Equity/(Deficit)	$7,790,953	$(847,761)	$6,943,192
Options Written	—	(1,586,908)	(1,586,908)
Receivable from Futures Commissions Merchants	150,657,924	(83,917,517)	66,740,407

As of December 31, 2012

	Gross Amounts of recognized Derivative Assets	Gross Amounts of recognized Derivative Liabilities	Net Amounts of Derivative Assets and Liabilities Presented in the Statements of Financial Condition
Open Trade Equity/(Deficit)	$22,637,635	$(10,520,986)	$12,116,649
Options Written	—	(4,199,198)	(4,199,198)
Receivable from Futures Commissions Merchants	225,653,255	(77,624,026)	148,029,229

8. Trading Activities and Related Risks

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

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

The Trust has seven (7) separate and distinct Series of Units issued and outstanding: Frontier Diversified Series, Frontier Masters Series, Frontier Long/Short Commodity Series, Balanced Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), Winton Series, and Frontier Heritage Series (formerly Winton/Graham Series) (each a “Series” and collectively, the “Series”). The Currency Series ceased trading and liquidated on April 18, 2013 and the TBG Institutional Series ceased trading and liquidated on May 23, 2013. Each Series of Units has between two and six separate classes issued and/or outstanding – Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a as applicable to the Series.

Critical Accounting Policies and Estimates

The financial statements of the Trust in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Trust’s financial position and results of operations. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update the Trust’s 2012 Annual Report on Form 10-K (“Form 10-K”). These financial statements do not include all of the information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods. Accordingly, they should be read in conjunction with the financial information contained in the Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of results that may be expected for the full year or any future period.

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

Quantitative Analysis

The Managing Owner analytical software system applies a variety of statistical measures towards the evaluation of current and historical advisor performance data. Statistical measures include but are not limited to: (1) risk/reward analysis, (2) time window analysis, (3) risk analysis, (4) correlation analysis, (5) statistical overlays and (6) performance cycle analysis.

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

The trading system of each of the major commodity trading advisors used by the Trading Companies is as follows:

Major Commodity Trading Advisor	Trading System Style
Beach Horizon LLP	Systematic
Cantab Capital Partners LLP	Systematic
Doherty trading Advisors	Systematic
Emil van Essen LLC	Systematic
Fort LP	Systematic
Global Advisors (Jersey) Limited	Systematic
Mesirow Financial Commodities Management, LLC	Discretionary
Quantitative Investment Management, LLC	Systematic
QuantMetrics Capital Management LLP	Systematic
Quest Partners LLC	Systematic
Red Oak Commodity Advisors, Inc.	Discretionary
Rosetta Capital Management, LLC	Discretionary
Skyline Management, Inc.	Discretionary
Tiverton Trading	Discretionary
Transtrend B.V.	Systematic
Winton Capital Management Ltd.	Systematic

As of September 30, 2013, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

	Allocation as of September 30, 2013 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
Advisor	Frontier Diversified Series	Frontier Long/Short Commodity Series	Frontier Masters Series	Balanced Series	Frontier Select Series	Winton Series	Frontier Heritage Series
Beach Horizon LLP	—	—%	—	2%	—	—	—
Cantab Capital Partners LLP	13%	—	26%	11%	—	—	—
Doherty Trading Advisors	—	—	—	4%	—	—	—
Emil Van Essen LLC	—	7%		3%	—	—	—
Fort LP	—	—	—	13%	—	—	—
Global Advisors (Jersey) Limited	—	8%	—	—	—	—	—
Mesirow Financial Commodities Management, LLC	6%	11%	—	—	—	—	—
Quantitative Investment Management, LLC	9%	—	—	12%	—	—	—
QuantMetrics Capital Management LLP	10%	—	—	10%	—	—	—
Quest Partners LLC	8%
Red Oak Commodity Advisors, Inc.	—	10%	—	—	—	—	—
Rosetta Capital Management, LLC	—	9%	—	—	—	—	—
Skyline Management, Inc.	—	10%	—	—	—	—	—
Tiverton Trading	13%	—	23%	10%	41%	—	—
Transtrend B.V.	—	—	25%	—	32%	—	—
Winton Capital Management Ltd.	11%	—	26%	12%	—	100%	55%

*	Formerly the Tiverton/Graham/Transtrend Series. Formerly Tiverton/Graham/Transtrend Series.
**	Formerly the Winton/Graham Series. Formerly Tiverton/Graham/Transtrend Series.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At September 30, 2013, cash deposited at the clearing brokers was $20,948,268 for the Balanced Series and $6,922,041 for the Frontier Long/Short Commodity Series. At December 31, 2012, cash deposited at the clearing brokers was $92,043,593 for the Balanced Series and $14,770,973 for the Frontier Long/Short Commodity Series. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Balanced Series (Class 1 and Class 2 only), Winton Series, Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), and Frontier Heritage Series (formerly Winton/Graham Series). For the Balanced Series (Class 1a and Class 2a only) and Frontier Long/Short Commodity Series 20% of the total interest allocated to each Series is paid to the Managing Owner. Such expenses are not included in the statements of operations of the series.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held in either U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 74% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of September 30, 2013, total cash and cash equivalents and custom time deposits held at banking institutions were $46,349,605 for the Frontier Diversified Series, $29,008,804 for the Frontier Masters Series, $24,290,178 for the Frontier Long/Short Commodity Series, $85,448,482 for the Balanced Series, $15,080,311 for the Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), $30,071,055 for the Winton Series, and $12,159,938 for the Frontier Heritage Series (formerly Winton/Graham Series). As of December 31, 2012, total cash and cash equivalents and custom time deposits held at banking institutions were $69,557,079 for the Frontier Diversified Series, $43,037,890 for the Frontier Long/Short Commodity Series, $39,831,538 for the Frontier Masters Series, $107,090,046 for the Balanced Series, $17,301,848 for the Frontier Select Series (formerly Tiverton/Graham/Transtrend Series), $32,541,850 for the Winton Series, and $13,964,174 for the Frontier Heritage Series (formerly Winton/Graham Series). During the nine months of 2013, the Trust experienced redemptions in excess of subscriptions due primarily to five of the eight Series being closed to new investments and to the termination of a selling agent relationship. The Managing Owner does not expect any impact on the investment mix of any Series due to the high level of liquidity maintained in the Trust.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the period ending September 30, 2013, the Trust was able to pay all redemptions.

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

Results of Operations

Series Returns and Other Information

The returns for each Series and Class of Units for the three and nine months ended September 30, 2013 and September 30, 2012, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012.

Frontier Diversified Series

The Frontier Diversified Series—Class 1 NAV lost 8.7% and gained 0.2%, respectively, for the three months ended September 30, 2013 and 2012, net of fees and expenses; the Frontier Diversified Series—Class 2 NAV lost 8.3% and gained 0.7%, respectively for the three months ended September 30, 2013 and 2012, net of fees and expenses.

For the three months ended September 30, 2013, the Frontier Diversified Series recorded net loss on investments of $6,696,322, net investment income of $399,992, and total expenses of $1,035,481, resulting in a net decrease in Owners’ capital from operations of $7,331,811. For the three months ended September 30, 2012, the Frontier Diversified Series recorded net gain on investments of $3,088,069, net investment income of $524,861, and total expenses of $3,002,858, resulting in a net increase in Owners’ capital from operations of $610,072.

Please see additional discussion under “Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012 – Frontier Diversified Series.”

Frontier Masters Series

The Frontier Masters Series – Class 1 NAV lost 7.3% and 2.8%, respectively, for the three months ended September 30, 2013 and 2012, net of fees and expenses; the Frontier Masters Series – Class 2 NAV lost 6.8% and 3.3%, respectively for the three months ended September 30, 2013 and 2012, net of fees and expenses.

For the three months ended September 30, 2013, the Frontier Masters Series recorded net loss on investments of $2,509,310, net investment income of $192,004, and total expenses of $724,530, resulting in a net decrease in Owners’ capital from operations of $3,041,836. For the three months ended September 30, 2012, the Frontier Masters Series recorded net gain on investments of $2,798,459, net investment income of $251,275, and total expenses of $1,318,639, resulting in a net increase in Owners’ capital from operations of $1,582,386, after non-controlling interests of ($148,709).

Please see additional discussion under “Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012 – Frontier Masters Series.”

Frontier Long/Short Commodity Series

The Frontier Long/Short Commodity Series – Class 1 NAV lost 5.7%, for the three months ended September 30, 2012, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2 NAV lost 6.2% and gained 7.2%, respectively, for the three months ended September 30, 2013 and 2012, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 NAV lost 6.2% and gained 7.2%, respectively for the three month period ended September 30, 2013 and 2012, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 1a NAV lost 6.3% and gained 7.1%, respectively, for the three month period ended September 30, 2013 and 2012, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a NAV lost 5.9% and gained 7.5%, respectively, for the three month period ended September 30, 2013 and 2012, net of fees and expenses; the Frontier Long/Short Commodity Series Class 3a NAV lost 5.8%, for the three month period ended September 30, 2013, net of fees and expenses.

For the three months ended September 30, 2013, the Frontier Long/Short Commodity Series recorded net loss on investments of $3,403,485, net investment income of $249,355, and total expenses of $736,011, resulting in a net decrease in Owners’ capital from operations of $2,283,631, after non-controlling interests of ($1,606,510). For the three months ended September 30, 2012, the Frontier Long/Short Commodity Series recorded net gain on investments of $985,593, net investment income of $336,190, and total expenses of $1,833,637, resulting in a net decrease in Owners’ capital from operations of $4,804,594, after non-controlling interests of $5,316,448.

Please see additional discussion under “Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012 – Frontier Long/Short Commodity Series.”

Balanced Series

The Balanced Series – Class 1 NAV lost 6.8% and gained 0.1%, respectively, for the three months ended September 30, 2013 and 2012, net of fees and expenses; the Balanced Series – Class 1a NAV gained 4.1%, for the three months ended September 30, 2012, net of fees and expenses; the Balanced Series – Class 2 NAV lost -6.1% and gained 0.8%, respectively, for the three months ended September 30, 2013 and 2012, net of fees and expenses; the Balanced Series – Class 2a NAV lost 5.7% and gained 0.9%, respectively, for the three months ended September 30, 2013 and 2012, net of fees and expenses; the Balanced Series – Class 3a NAV lost -5.7% and gained 0.9% for the three months ended September 30, 2013 and 2012, respectively, net of fees and expenses.

For the three months ended September 30, 2013, the Balanced Series recorded net loss on investments of $9,721,779, net investment income of $123,819, and total expenses of $1,337,925, resulting in a net decrease in Owners’ capital from operations of $9,721,779 after non-controlling interests of ($1,528,637). For the three months ended September 30, 2012, the Balanced Series recorded net gain on investments of $12,592,196, net investment income of $22,120, and total expenses of $5,553,832, resulting in a net increase in Owners’ capital from operations of $893,203 after non-controlling interests of ($6,167,281).

Please see additional discussion under “Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012 – Balanced Series.”

Frontier Select Series (formerly Tiverton/Graham/Transtrend Series)

The Frontier Select Series – Class 1 NAV lost -6.2% and 1.2%, respectively, for the three months ended September 30, 2013 and 2012, net of fees and expenses; the Frontier Select Series – Class 2 NAV lost 5.4% and 0.1%, respectively for the three months ended September 30, 2013 and 2012, net of fees and expenses.

For the three months ended September 30, 2013, the Frontier Select Series recorded net loss on investments of $1,021,631, net investment income of $68,662, and total expenses of $322,765, resulting in a net decrease in Owners’ capital from operations of $1,275,734. For the three months ended September 30, 2012, the Frontier Select Series recorded net gain on investments of $310,424, net investment income of $75,086, and total expenses of $607,981, resulting in a net decrease in Owners’ capital from operations of $222,471.

Please see additional discussion under “Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012 – Frontier Select Series.”

Winton Series

The Winton Series – Class 1 NAV lost 2.4% and 0.0%, respectively, for the three months ended September 30, 2013 and 2011, net of fees and expenses; the Winton Series – Class 2 NAV lost -1.6% and 0.7%, respectively, for the three months ended September 30, 2013 and 2012, net of fees and expenses.

For the three months ended September 30, 2013, the Winton Series recorded net loss on investments of $380,598, net investment income of $66,92, and total expenses of $548,777, resulting in a net decrease in Owners’ capital from operations of $862,383. For the three months ended September 30, 2012, the Winton Series recorded net gain on investments of $583,943, net investment income of $127,814, and total expenses of $602,347, resulting in a net increase in Owners’ capital from operations of $109,410.

Please see additional discussion under “Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012 – Winton Series.”

Frontier Heritage Series (formerly Winton/Graham Series)

The Frontier Heritage Series – Class 1 NAV lost 2.6% and gained 2.9%, respectively, for the three months ended September 30, 2013 and 2012 net of fees and expenses; the Winton/Graham Series – Class 2 NAV lost 1.8% and gained 3.6%, respectively for the three months ended September 30, 2013 and 2012, net of fees and expenses.

For the three months ended September 30, 2013, the Frontier Heritage Series recorded net loss on investments of $249,447, net investment income of $29,602, and total expenses of $207,326, resulting in a net decrease in Owners’ capital from operations of $427,171. For the three months ended September 30, 2012, the Frontier Heritage Series recorded net gain on investments of $1,177,718, net investment income of $31,821, and total expenses of $425,439, resulting in a net increase in Owners’ capital from operations of $784,100.

Please see additional discussion under “Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012 – Frontier Heritage Series.”

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012.

Frontier Diversified Series

2013

The Frontier Diversified Series – Class 1 NAV lost -17.24% for the nine months ended September 30, 2013, net of fees and expenses; the Frontier Diversified Series – Class 2 NAV lost -16.14% for the nine months ended September 30, 2013, net of fees and expenses.

For the nine months ended September 30, 2013 the Frontier Diversified Series recorded a net loss on investments of $13,898,938, net investment income of $1,338,676, and total expenses of $3,865,332, resulting in a net decrease in Owners’ capital from operations of $16,425,594. The NAV per Unit, Class 1, decreased from $94.40 at December 31, 2012, to $78.13 as of September 30, 2013. The NAV per Unit, Class 2, decreased from $100.48 at December 31, 2012, to $84.26 as of September 30, 2013. Total Class 1 subscriptions and redemptions for the period were $1,463,020 and $18,058,110, respectively. Total Class 2 subscriptions and redemptions for the period were $2,709,517 and $16,887,983, respectively. Ending capital at September 30, 2013, was $33,842,947 for Class 1 and $34,139,475 for Class 2. Ending capital at December 31, 2012, was $58,999,936 for Class 1 and $56,181,636 for Class 2.

The Frontier Diversified Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Frontier Diversified Series were profitable in 3Q 2013. Stock Indices, Agriculturals and Energies were profitable while Interest Rates, Currencies and Metals finished negative for the quarter.

The Stock Indices, Agriculturals and Metals sectors are positive YTD while Interest Rates, Currencies and Energies are negative YTD.

In terms of major CTA performance QIM, Quantmetrics and Fort (GC) finished positive for the quarter. Cantab, Mesirow, Tiverton, Brevan Howard, Winton, Crabel, Emil Van Essen and Quest Partners finished negative for the quarter. In terms of YTD performance Mesirow, Quantmetrics, Winton, Crabel and Fort (GC) are positive YTD while Cantab, QIM, Tiverton, Brevan Howard, Emil Van Essen and Quest Partners are negative YTD.

2012

The Frontier Diversified Series – Class 1 NAV lost 1.2% for the nine months ended September 30, 2012, net of fees and expenses; the Frontier Diversified Series – Class 2 NAV lost 0.3% for the nine months ended September 30, 2012, net of fees and expenses.

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

Frontier Masters Series

2013

The Frontier Masters Series – Class 1 NAV lost 13.09% for the nine months ended September 30, 2013, net of fees and expenses; the Frontier Masters Series – Class 2 NAV lost 11.95% for the nine months ended September 30, 2013, net of fees and expenses.

For the nine months ended September 30, 2013 the Frontier Masters Series recorded a net loss on investments of $4,204,428, net investment income of $647,376, and total expenses of $2,312,658, resulting in a net decrease in Owners’ capital from operations of $5,869,710. The NAV per Unit, Class 1, decreased from $101.11 at December 31, 2012, to $87.87 as of September 30, 2013. The NAV per Unit, Class 2, decreased from $107.61 at December 31, 2012, to $94.75 as of September 30, 2013. Total Class 1 subscriptions and redemptions for the period were $2,545,424 and $6,636,880, respectively. Total Class 2 subscriptions and redemptions for the period were $594,083 and $4,558,265, respectively. Ending capital at September 30, 2013, was $26,810,277 for Class 1 and $11,250,533 for Class 2. Ending capital at December 31, 2012, was $34,603,499 for Class 1 and $16,882,659 for Class 2.

Three of the six sectors traded in the Frontier Masters Series were profitable in 3Q 2013. Stock Indices, Agriculturals and Energies were positive while Currencies, Interest Rates and Metals were negative for the quarter.

Metals, Agriculturals and Stock Indices are positive for the year while Interest Rates, Energies and Currencies are negative for the year.

In terms of major CTA performance Cantab, Tiverton, Transtrend and Winton finished negative for the quarter. In terms of YTD performance Winton is positive while Tiverton, Transtrend and Cantab are negative YTD.

2012

The Frontier Masters Series – Class 1 NAV gained 4.7% for the nine months ended September 30, 2012, net of fees and expenses; the Frontier Masters Series – Class 2 NAV gained 6.1% for the nine months ended September 30, 2012, net of fees and expenses.

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

Frontier Long/Short Commodity Series

2013

The Frontier Long/Short Commodity Series –Class 2 NAV lost 13.43% for the nine months ended September 30, 2013, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 3 NAV lost 13.43% for the nine months ended September 30, 2013, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 1a NAV lost 13.80% for the nine months ended September 30, 2013, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a NAV lost 12.65% for the nine months ended September 30, 2013, net of fees and expenses– Class 3a NAV lost 7.93% for the nine months ended September 30, 2013, net of fees and expenses.

For the nine months ended September 30, 2013, the Frontier Long/Short Commodity Series recorded net loss on investments of $8,378,686, net investment income of $834,637, and total expenses of $2,551,466, resulting in a net decrease in Owners’ capital from operations of $5,807,561, after non-controlling interests of $4,287,954. The NAV per Unit, Class 2, decreased from $145.65 at December 31, 2012, to $126.09 as of September 30, 2013. The NAV per Unit, Class 3, decreased from $145.69 at December 31, 2012, to $126.12 as of September 30, 2012. The NAV per Unit, Class 1a, decreased from $108.58 at December 31, 2012, to $93.60 as of September 30, 2013. The NAV per Unit, Class 2a decreased from $115.45 at December 31, 2012, to $100.84 as of September 30, 2013. The NAV per Unit, Class 3a, decreased from $109.60 at September 17, 2013 (Inception), to $100.91 as of September 30, 2013. Total Class 2 redemptions for the period were $2,265,262. There were no subscriptions. Total Class 3 redemptions for the period were $6,530,834. There were no subscriptions. Total Class 1a subscriptions and redemptions for the period were $676,187 and $6,223,643, respectively. Total Class 2a subscriptions and redemptions for the period were $251,400 and $5,811,078, respectively. Total Class 3a subscriptions for the period were $133,866. There were no Class 3a redemptions. Ending capital at September 30, 2013, was $3,936,336 for Class 2, $11,321,675 for Class 3, $11,243,674 for Class 1a, $4,306,663 for Class 2a and $128,218 for Class 3a. Ending capital at December 31, 2012, was $6,898,785 for Class 2, $19,761,047 for Class 3, $18,983,538 for Class 1a and $10,882,111 for Class 2a.

The Frontier Long/Short Commodity Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors.

Two of the seven sectors traded in the Frontier Long/Short Commodity Series was profitable in 3Q 2013. Energies and Meats finished positive for the quarter while Base Metals, Financials, Grains, Precious Metals and Softs finished negative for the quarter.

Financials are positive YTD while Energies, Base Metals, Grains, Meats, Precious Metals and Softs are negative YTD.

In terms of major CTA performance Abraham and JE Moody finished positive for the quarter while Global Advisors, Mesirow, Red Oak, Rosetta, Strategic Ag, Commodity Strategies, Emil Van Essen and Krom River were negative for the quarter.

In terms of YTD performance Mesirow, Red Oak, Abraham, and JE Moody are positive YTD while Global Advisors, Rosetta, Strategic Ag, Commodity Strategies, Emil Van Essen and Krom River are negative YTD.

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

Two of the six major CTAs in the Frontier Long/Short Commodity Series are profitable year to date. Red Oak and Rosetta are profitable while Beach Horizon, Global Advisors, Mesirow and Strategic Ag are negative year to date.

The Frontier Long/Short Commodity Series Class 1 ceased trading operations in July, 2012.

Balanced Series

2013

The Balanced Series – Class 1 NAV lost 15.99% for the nine months ended September 30, 2013, net of fees and expenses; the Balanced Series – Class 2 NAV lost 14.07% for the nine months ended September 30, 2013, net of fees and expenses; the Balanced Series – Class 2a NAV lost 12.67% for the nine months ended September 30, 2013, net of fees and expenses; the Balanced Series – Class 3a NAV lost 13.08% for the nine months ended September 30, 2013, net of fees and expenses.

For the nine months ended September 30, 2013, the Balanced Series recorded net loss on investments of $22,951,206, net investment income of $246,370, and total expenses of $5,500,955, resulting in a net decrease in Owners’ capital from operations of $26,064,132 after non- controlling interests of $2,141,659. The NAV per Unit, Class 1, decreased from $116.32 at December 31, 2012, to $97.72 at September 30, 2013. The NAV per Unit, Class 2, decreased from $149.20 at December 31, 2012, to $128.20 at September 30, 2013. For Class 2a, the NAV per Unit increased from $124.36 at December 31, 2012, to $108.11 at September 30, 2013. For Class 3a, the NAV per Unit decreased from $123.96 at December 31, 2012, to $107.75 at September 30, 2013. Total Class 1 subscriptions and redemptions for the period were $223,025 and $38,380,811, respectively. Total Class 2 subscriptions and redemptions for the period were $11,513 and $13,500,845, respectively. Total Class 2a redemptions for the period were $257,150. There were no subscriptions. Total Class 3a redemptions for the period were $1,105,541. There were no subscriptions. Ending capital at September 30, 2013, was $86,381,929 for Class 1, $31,757,424 for Class 2, $640,531 for Class 2a and $2,298,925 for Class 3a. At December 31, 2012, ending capital was $143,906,872 for Class 1, $51,459,568 for Class 2, $1,009,520 for Class 2a, and $3,776,790 for Class 3a.

The Balanced Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Balanced Series were profitable in 3Q 2013. Stock Indices and Energies were profitable while Metals, Currencies, Agriculturals and Interest Rates finished negative for the quarter.

The Metals and Stock Indices sectors are positive YTD while Interest Rates, Agriculturals, Currencies and Energies are negative YTD.

In terms of major CTA performance Fort, QIM, Quantica and Quantmetrics finished positive for the quarter. Winton, Campbell, Fort (GC), Quantica and Quantmetrics are positive YTD. Cantab, Tiverton, Beach Horizon, Winton, Campbell and Brevan Howard finished negative for the quarter. QIM, Cantab, Tiverton, Beach Horizon, Brevan Howard and Fort (GD) are negative YTD.

2012

The Balanced Series – Class 1 NAV lost 1.4% for the nine months ended September 30, 2012, net of fees and expenses; the Balanced Series – Class 1a NAV gained 3.8% for the nine months ended September 30, 2012, net of fees and expenses; the Balanced Series – Class 2 NAV gained 0.8% for the nine months ended September 30, 2012, net of fees and expenses; the Balanced Series – Class 2a NAV gained 1.4% for the nine months ended September 30, 2012, net of fees and expenses; the Balanced Series – Class 3a NAV gained 1.1% for the nine months ended September 30, 2012, net of fees and expenses.

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

The Balanced Series Class 1A ceased trading operations in July, 2012.

Frontier Select Series (formerly Tiverton/Graham/Transtrend Series)

2013

The Frontier Select Series (formerly Tiverton/Graham/Transtrend Series) – Class 1 NAV lost 3.36% for the nine months ended September 30, 2013, net of fees and expenses; the Frontier Select Series (formerly Tiverton/Graham/Transtrend Series) – Class 2 NAV lost 1.17% for the nine months ended September 30, 2013, net of fees and expenses.

For the nine months ended September 30, 2013, the Frontier Select Series (formerly Tiverton/Graham/Transtrend Series) recorded net loss on investments of $333,105, net investment income of $246,719, and total expenses of $1,069,034, resulting in a net decrease in Owners’ capital from operations of $489,210. The NAV per Unit, Class 1, decreased from $78.66 at December 31, 2012, to $76.02 as of September 30, 2013. The NAV per Unit, Class 2, decreased from $99.55 at December 31, 2012, to $98.39 as of September 30, 2013. Total Class 1 subscriptions and redemptions for the period were $12,067 and $4,788,445, respectively. Total Class 2 redemptions for the period were $805,617. There were no subscriptions. Ending capital at September 30, 2013, was $17,006,881 for Class 1 and $2,266,555 for Class 2. Ending capital at December 31, 2012, was $22,266,758 for Class 1 and $3,077,883 for Class 2.

The Frontier Select Series (formerly Tiverton/Graham/Transtrend Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Select Series were profitable in 3Q 2013. Agriculturals and Stock Indices were positive while Metals, Interest Rates, Currencies and Energies were negative for the quarter.

Metals, Agriculturals and Stock Indices are positive YTD while Currencies, Interest Rates and Energies are negative YTD.

In terms of major CTA performance Brevan Howard, Tiverton and Transtrend finished negative for the quarter and are negative YTD.

2012

The Frontier Select Series – Class 1 NAV lost 6.3% for the nine months ended September 30, 2012, net of fees and expenses; the Tiverton/Graham/Transtrend Series – Class 2 NAV lost 4.2% for the nine months ended September 30, 2012, net of fees and expenses.

For the nine months ended September 30, 2012, the Frontier Select Series recorded net loss on investments of $307,991, net investment income of $159,048, and total expenses of $1,903,130, resulting in a net decrease in Owners’ capital from operations of $2,052,073. The NAV per Unit, Class 1, decreased from $91.02 at December 31, 2011, to $85.30 as of September 30, 2012. The NAV per Unit, Class 2, decreased from $111.84 at December 31, 2011, to $107.12 as of September 30, 2012. Total Class 1 subscriptions and redemptions for the period were $26,014 and $7,239,792, respectively. Total Class 2 redemptions for the period were $624,933. There were no subscriptions. Ending capital at September 30, 2012, was $26,076,936 for Class 1 and $3,646,252 for Class 2. Ending capital at December 31, 2011, was $35,180,631 for Class 1 and $4,433,341 for Class 2.

The Frontier Select Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Four of the nine sectors traded in the Tiverton/Graham/Transtrend Series were profitable in 3Q 2012. Currencies, Agriculturals, Stock Indices and Interest Rates were positive while Metals and Energies were negative for the quarter.

Two of the nine sectors traded in the Tiverton/Graham/Transtrend Series is profitable year to date. The Interest Rates and Stock Indices sectors are profitable while Currencies, Metals, Agriculturals and Energies are negative year to date.

In terms of major CTA performance Graham and Transtrend finished positive while Tiverton finished negative for the quarter. One of the three major CTAs in the Tiverton/Graham/Transtrend Series is profitable year to date. Transtrend is profitable while Tiverton and Graham are negative year to date.

Winton Series

2013

The Winton Series – Class 1 NAV lost .85% for the nine months ended September 30, 2013, net of fees and expenses; the Winton Series – Class 2 NAV gained 1.40% for the nine months ended September 30, 2013, net of fees and expenses.

For the nine months ended September 30, 2013, the Winton Series recorded net gain on investments of $1,400,650, net investment income of $271,603, and total expenses of $1,670,512, resulting in a net increase in Owners’ capital from operations of $1,741. The NAV per Unit, Class 1, decreased from $130.73 at December 31, 2012, to $129.62 as of September 30, 2013. The NAV per Unit, Class 2, increased from $158.30 at December 31, 2012, to $160.51 as of September 30, 2013. Total Class 1 subscriptions for the period were $134,791 and redemptions were $4,031,879. Total Class 2 redemptions for the period were $686,020. There were no subscriptions. Ending capital at September 30, 2013, was $26,594,221 for Class 1 and $9,783,946 for Class 2. Ending capital at December 31, 2012, was $30,645,208 for Class 1 and $10,314,326 for Class 2.

The Winton Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Winton Series were profitable in 3Q 2013. Agriculturals and Stock Indices were positive while Currencies, Metals, Energies and Interest Rates were negative for the quarter.

Metals, Agriculturals and Stock Indices are positive YTD while Currencies, Energies and Interest Rates are negative YTD.

2012

The Winton Series – Class 1 NAV lost 6.7% for the nine months ended September 30, 2012, net of fees and expenses; the Winton Series – Class 2 NAV lost 4.5% for the nine months ended September 30, 2012, net of fees and expenses.

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

Two of the nine sectors traded in the Winton Series were profitable in 3Q 2012. Stock Indices and Interest Rates were positive while Metals, Currencies, Agriculturals and Energies were negative for the quarter.

Two of the nine sectors traded in the Winton Series is profitable year to date. The Stock Indices and Interest Rates sectors are profitable while Currencies, Metals, Agriculturals and Energies are negative year to date.

Frontier Heritage Series (formerly Winton/Graham Series)

2013

The Frontier Heritage Series (formerly Winton/Graham Series) – Class 1 NAV gained 1.06% for the nine months ended September 30, 2013, net of fees and expenses; the Frontier Heritage Series (formerly Winton/Graham Series) – Class 2 NAV gained 3.36% for the nine months ended September 30, 2013, net of fees and expenses.

For the nine months ended September 30, 2013, the Frontier Heritage Series (formerly Winton/Graham Series) recorded net loss on investments of $1,096,272, net investment income of $102,598, and total expenses of $731,005, resulting in a net increase in Owners’ capital from operations of $467,865. The NAV per Unit, Class 1, increased from $94.55 at December 31, 2012, to $95.55 as of September 30, 2013. The NAV per Unit, Class 2, increased from $120.67 at December 31, 2012, to $124.72 as of September 30, 2013. Total Class 1 subscriptions for the period were $32,332 and redemptions were $5,066,082. Total Class 2 redemptions for the period were $1,181,705. There were no subscriptions. Ending capital at September 30, 2013, was $11,974,513 for Class 1 and $3,031,436 for Class 2. Ending capital at December 31, 2012, was $16,680,498 for Class 1 and $4,073,041 for Class 2.

The Frontier Heritage Series (formerly Winton/Graham Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Heritage Series were profitable in 3Q 2013. Agriculturals and Stock Indices were positive while Metals, Interest Rates, Currencies and Energies were negative for the quarter.

Currencies, Metals, Agriculturals and Stock Indices are positive YTD while Interest Rates and Energies are negative YTD.

In terms of major CTA performance, Brevan Howard and Winton finished negative for the quarter. Winton is positive YTD and Brevan Howard is negative YTD.

2012

The Frontier Heritage Series – Class 1 NAV lost 5.7% for the nine months ended September 30, 2012, net of fees and expenses; the Heritage Series – Class 2 NAV lost 3.5% for the nine months ended September 30, 2012, net of fees and expenses.

For the nine months ended September 30, 2012, the Frontier Heritage Series recorded net gain on investments of $15,888, net investment income of $85,811, and total expenses of $1,455,957, resulting in a net decrease in Owners’ capital from operations of $1,354,258. The NAV per Unit, Class 1, decreased from $104.73 at December 31, 2011, to $98.80 as of September 30, 2012. The NAV per Unit, Class 2, decreased from $129.70 at December 31, 2011, to $125.13 as of September 30, 2012. Total Class 1 subscriptions for the period were $47,245 and redemptions were $4,355,759. Total Class 2 redemptions for the period were $1,273,542. There were no subscriptions. Ending capital at September 30, 2012, was $19,275,024 for Class 1 and $4,562,349 for Class 2. Ending capital at December 31, 2011, was $24,783,519 for Class 1 and $5,990,168 for Class 2.

The Frontier Heritage Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Four of the nine sectors traded in the Frontier Heritage Series were profitable in 3Q 2012. Currencies, Agriculturals, Stock Indices and Interest Rates were positive while Metals and Energies were negative for the quarter.

Two of the nine sectors traded in the Frontier Heritage Series are profitable year to date. The Interest Rates and the Stock Indices sectors are profitable while Currencies, Metals, Agriculturals and Energies are negative year to date.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of September 30, 2013 and December 31, 2012. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Frontier Diversified Series (1)

MARKET SECTOR	September 30, 2013		December 31, 2012
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$2,114,559	3.10%	$10,668,213	9.30%
Currencies	$4,718,564	6.90%	$6,944,890	6.00%
Stock Indices	$3,638,607	5.40%	$6,884,232	6.00%
Metals	$200,396	0.30%	$529,904	0.50%
Agriculturals/Softs	$1,629,322	2.40%	$2,106,237	1.80%
Energy	$336,587	0.50%	$826,602	0.70%

Total:	$12,638,035	18.60%	$27,960,078	24.30%

Frontier Long/Short Commodity Series (1)

MARKET SECTOR	September 30, 2013		December 31, 2012
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$41,522	0.10%	$1,456,457	2.60%
Currencies	$377,849	1.10%	$649,353	1.10%
Stock Indices	$220,915	0.60%	$915,438	1.60%
Metals	$104,942	0.30%	$430,652	0.80%
Agriculturals/Softs	$1,418,836	4.00%	$2,128,861	3.80%
Energy	$254,624	0.70%	$1,768,300	3.10%

Total:	$2,418,688	6.80%	$7,349,062	13.00%

Frontier Masters Series

MARKET SECTOR	September 30, 2013		December 31, 2012
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
Interest Rates	$946,740	2.50%	$2,289,229	4.40%
Currencies	$2,005,911	5.30%	$2,293,953	4.50%
Stock Indices	$732,721	2.00%	$1,147,721	2.20%
Metals	$90,483	0.20%	$74,930	0.10%
Agriculturals/Softs	$434,010	1.20%	$182,665	0.40%
Energy	$110,905	0.30%	$83,701	0.20%

Total:	$4,320,770	11.50%	$6,072,199	11.80%

Balanced Series (1):

	September 30, 2013		December 31, 2012
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$2,964,663	1.80%	$21,555,846	10.80%
Currencies	$8,677,334	5.20%	$15,370,708	7.70%
Stock Indices	$4,934,732	3.0%	$13,812,873	6.90%
Metals	$247,584	0.10%	$1,031,714	0.50%
Agriculturals/Softs	$1,771,934	1.10%	$4,076,766	2.00%
Energy	$379,774	0.20%	$1,493,380	0.70%

Total:	$18,976,021	11.40%	$57,341,288	28.60%

Frontier Select Series (formerly Frontier Select Series (formerly Tiverton/Graham/Transtrend Series)):

	September 30, 2013		December 31, 2012
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$76,503	0.40%	$1,108,185	4.40%
Currencies	$458,982	2.40%	$1,324,364	5.20%
Stock Indices		0.00%	$864,109	3.40%
Metals	$18,392	0.10%	$71,543	0.30%
Agriculturals/Softs	$82,473	0.40%	$206,823	0.80%
Energy	$19,822	0.10%	$116,831	0.50%

Total:	$656,172	3.40%	$3,691,855	14.60%

Winton Series:

MARKET SECTOR	September 30, 2013		December 31, 2012
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
Interest Rates	$713,567	2.00%	$1,355,328	3.30%
Currencies	$3,744,989	10.30%	$2,941,414	7.20%
Stock Indices	$1,154,713	3.20%	$992,759	2.40%
Metals	$80,919	0.20%	$70,872	0.20%
Agriculturals/Softs	$499,606	1.40%	$241,874	0.60%
Energy	$92,377	0.30%	$85,535	0.20%

Total:	$6,286,171	17.40%	$5,687,781	13.90%

Frontier Heritage Series (formerly Winton/Graham Series):

	September 30, 2013		December 31, 2012
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$160,085	1.10%	$1,660,955	8.00%
Currencies	$840,167	5.60%	$2,207,110	10.60%
Stock Indices	$259,053	1.70%	$1,031,543	5.00%
Metals	$18,154	0.10%	$104,133	0.50%
Agriculturals/Softs	$112,084	0.80%	$311,136	1.50%
Energy	$20,724	0.10%	$161,051	0.80%

Total:	$1,410,267	9.40%	$5,475,927	26.40%

(1)	As of September 30, 2013, a portion of the assets of the Balanced Series, Frontier Diversified Series, and Frontier Long/Short Commodity Series are invested in Swap contracts (Please refer to Note 4 in the Series Financial Statements). Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of September 30, 2013, by market sector.

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

Currencies

Exchange rate risk is a significant market exposure of each Series of the Trust in general. For each Series of the Trust in general, currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trading Advisors on behalf of a Series trade in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. Dollar. The Managing Owner does not anticipate that the risk profile of the Series’ currency sector will change significantly in the future.

Stock Indices

For each Series , its primary equity exposure is equity price risk in the G-7 countries as well as other smaller jurisdictions. Each Series of the Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

Metals

For each Series, its metals market exposure is fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. Some metals, such as gold, are used as surrogate stores of value, in place of hard currency, and thus have an associated currency or interest rate risk associated with them relative to their price in a specific currency. Other metals, such as silver, platinum, copper and steel, have substantial industrial applications, and may be subject to forces affecting industrial production and demand.

Agriculturals/Softs

Each Series may also invest in raw commodities and may thus have exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions or by political events in countries that comprise significant sources of commodity supply.

Energy

For each Series its primary energy market exposure is in oil, gas and other energy product price movements, often resulting from political developments and ongoing conflicts in the Middle East. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the Trust and each Series as of September 30, 2013 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the nine months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

The following table provides information regarding the sale of unregistered Units by the Registrant for the three months ended September 30, 2013. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Registrant claims an exemption from registration of each of the transactions listed below under Section 4(2) of the Securities Act, as a sale by an issuer not involving a public offering.

SERIES	DATE	UNITS	CONSIDERATION
NONE

One hundred percent of the offering proceeds from the sale of Units are initially available for the Series’ trading activities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant (annexed to the prospectus as Exhibit A) ****

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 1 3a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

31.2	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 1 3a-14(a) and 1 5(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

101	Financials in XBRL format

****	Previously filed and incorporated by reference from the Prospectus filed pursuant to Rule 424(b)(3) filed May 2, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Frontier Fund
(Registrant)
Date: November 13, 2013

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
Date: November 13, 2013

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
Date: November 13, 2013

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
Date: November 13, 2013

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
Date: November 13, 2013

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
Date: November 13, 2013

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
Date: November 13, 2013

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
Date: November 13, 2013

	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Frontier Fund