Form 10-Q
period 2014-03-31
Equinox Frontier Funds; Equinox Frontier Heritage Fund; Equinox Frontier Winton Fund; Equinox Frontier Masters Fund; Equinox Frontier Long/Short Commodity Fund; Equinox Frontier Select Fund; Equinox Frontier Diversified Fund; Equinox Frontier Balanced Fund
filed 2014-05-15
CIK 1261379, 1389123, 1389124, 1450722, 1389128, 1389125, 1450720, 1389122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51274

EQUINOX FRONTIER FUNDS

EQUINOX FRONTIER DIVERSIFIED FUND;

EQUINOX FRONTIER LONG/SHORT COMMODITY FUND;

EQUINOX FRONTIER MASTERS FUND;

EQUINOX FRONTIER BALANCED FUND;

EQUINOX FRONTIER SELECT FUND;

EQUINOX FRONTIER WINTON FUND;

EQUINOX FRONTIER HERITAGE FUND

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

Equinox Frontier Diversified Fund Class 1, Class 2 and Class 3 Units;

Equinox Frontier Long/Short Commodity Fund Class 2, Class 3, Class 1a, Class 2a and Class 3a Units;

Equinox Frontier Masters Fund Class 1, Class 2 and Class 3 Units;

Equinox Frontier Balanced Fund Class 1, Class 2, Class 3, Class 1a and Class 2a Units;

Equinox Frontier Select Fund Class 1 and Class 2 Units;

Equinox Frontier Winton Fund Class 1 and Class 2 Units;

Equinox Frontier Heritage Fund Class 1 and Class 2 Units

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF MARCH 31, 2014, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Series of Equinox Frontier Funds

Statements of Financial Condition

March 31, 2014 and December 31, 2013

	Equinox Frontier Diversified Fund				Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
	3/31/2014 (Unaudited)		12/31/2013		3/31/2014 (Unaudited)	12/31/2013	3/31/2014 (Unaudited)	12/31/2013
ASSETS
Cash and cash equivalents	$1,121,115		$1,827,897		$647,479	$1,125,954	$438,197	$810,418
U.S. Treasury securities, at fair value	29,160,624		38,055,417		16,841,167	23,441,497	11,397,659	16,872,290
Open trade equity, at fair value	—		—		—	—	26,316	—
Options purchased, at fair value	—		—		—	—	1,868,662	98,740
Receivable from futures commission merchants	—		—		—	—	6,291,722	7,836,808
Swap contracts, at fair value	2,858,230		3,437,632		—	—	2,031,764	2,456,546
Investments in unconsolidated trading companies, at fair value	21,743,674		20,837,272		9,658,397	9,166,710	490,319	655,769
Prepaid service fees - Class 1	3,779		4,946		4,325	11,165	1,853	3,707
Interest receivable	156,073		521,275		90,137	321,097	61,003	231,114
Receivable from related parties	—		1,035		16,774	2,060	2,978	2,954
Other assets	—		—		—	—	—	—

Total Assets	$55,043,495		$64,685,474		$27,258,279	$34,068,483	$22,610,473	$28,968,346

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—		$—		$—	$—	$—	$191,069
Options written, at fair value	—		—		—	—	1,303,208	172,650
Pending owner additions	14,294		2,292		1,310	1,352	2	—
Owner redemptions payable	277,831		348,441		116,317	71,188	85,596	107,888
Incentive fees payable to Managing Owner	432,084		575,550		13,712	—	—	—
Management fees payable to Managing Owner	90,563		101,504		85,923	107,027	96,600	104,883
Interest payable to Managing Owner	13,475		16,220		7,605	9,587	4,965	7,965
Service fees payable to Managing Owner	39,058		46,263		27,824	35,858	11,218	14,965
Trading fees payable to Managing Owner	120,132		136,166		58,186	72,687	24,732	34,788
Payables to related parties	—		—		—	—	152	—
Other liabilities	1,440		—		—	—	—	—

Total Liabilities	988,877		1,226,436		310,877	297,699	1,526,473	634,208

CAPITAL
Managing Owner Units - Class 1	—		23,953		—	—	—	—
Managing Owner Units - Class 2	1,817,844		1,904,660		534,329	559,668	343,689	386,171
Managing Owner Units - Class 2a	—		—		—	—	199,030	222,971
Managing Owber Units - Class 3	22,804		—		24,145	25,274	—	—
Managing Owner Units - Class 3a	—		—		—	—	9,817	10,991
Limited Owner Units - Class 1	22,857,752		28,720,094		16,792,778	23,115,495	—	—
Limited Owner Units - Class 1a	—		—		—	—	6,200,830	8,752,826
Limited Owner Units - Class 2	28,647,438		32,810,331		8,794,805	9,846,494	902,867	2,985,627
Limited Owner Units - Class 2a	—		—		—	—	2,023,765	2,880,434
Limited Owner Units - Class 3	708,780		—		801,345	223,853	7,616,070	9,619,596
Limited Owner Units - Class 3a	—		—		—	—	385,719	246,480

Total Owners’ Capital	54,054,618		63,459,038		26,947,402	33,770,784	17,681,787	25,105,096

Non-Controlling Interests	—		—		—	—	3,402,213	3,229,042

Total Capital	54,054,618		63,459,038		26,947,402	33,770,784	21,084,000	28,334,138

Total Liabilities and Capital	$55,043,495		$64,685,474		$27,258,279	$34,068,483	$22,610,473	$28,968,346

Units Outstanding
Class 1	276,166		330,005		192,366	251,718	N/A	N/A
Class 1a	N/A		N/A		N/A	N/A	75,237	94,391
Class 2	338,329		367,927		98,244	104,624	11,182	26,918
Class 2a	N/A		N/A		N/A	N/A	24,818	30,930
Class 3	8,822	(1)	N/A	(1)	9,403	2,711	68,297	76,774
Class 3a	N/A		N/A		N/A	N/A	4,408	2,563
Net Asset Value per Unit
Class 1	$82.77		$87.10		$87.30	$91.83	N/A	N/A
Class 1a	N/A		N/A		N/A	N/A	$82.42	$92.73
Class 2	$90.05		$94.35		$94.96	$99.46	$111.48	$125.26
Class 2a	N/A		N/A		N/A	N/A	$89.56	$100.34
Class 3	$82.92	(1)	N/A	(1)	$87.80	$91.91	$111.51	$125.30
Class 3a	N/A		N/A		N/A	N/A	$89.74	$100.47

(1)	Class 3 operations began February 25, 2014.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Financial Condition

March 31, 2014 and December 31, 2013

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	3/31/2014 (Unaudited)	12/31/2013	3/31/2014 (Unaudited)	12/31/2013
ASSETS
Cash and cash equivalents	$9,562,624	$3,292,570	$295,043	$494,931
U.S. Treasury securities, at fair value	53,649,502	68,548,395	7,674,181	10,304,085
Receivable from futures commission merchants	25,360,229	23,466,052	—	—
Open trade equity, at fair value	2,384,450	3,935,252	—	—
Options purchased, at fair value	203,143	165,915	—	—
Swap contracts, at fair value	8,635,891	10,122,003	—	—
Investments in unconsolidated trading companies, at fair value	12,702,068	13,713,315	7,165,381	6,864,544
Interest receivable	287,275	939,354	41,074	141,143
Prepaid service fees	49	234	—	—
Other assets	15	53	—	—

Total Assets	$112,785,246	$124,183,143	$15,175,679	$17,804,703

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—	$—	$—	$—
Options written, at fair value	69,410	183,856	—	—
Pending owner additions	12,903	14,677	830	994
Owner redemptions payable	374,300	931,553	37,510	68,598
Incentive fees payable to Managing Owner	551,278	691,917	—	—
Management fees payable to Managing Owner	99,238	113,085	47,746	49,798
Interest payable to Managing Owner	116,987	146,282	17,359	22,398
Service fees payable to Managing Owner	168,118	190,286	34,156	39,045
Trading fees payable to Managing Owner	62,011	73,125	9,741	11,545
Payables to related parties	15,069	12,135	638	477
Other liabilities	—	—	—	—

Total Liabilities	1,469,314	2,356,916	147,980	192,855

CAPITAL
Managing Owner Units - Class 2	1,080,475	1,374,533	6,942	7,336
Managing Owner Units - Class 2a	142,512	147,003	—	—
Limited Owner Units - Class 1	69,599,720	80,801,534	13,514,210	15,852,947
Limited Owner Units - Class 2	21,880,706	25,236,584	1,506,547	1,751,565
Limited Owner Units - Class 2a	331,924	344,576	—	—
Limited Owner Units - Class 3a	2,149,750	2,322,629	—	—

Total Owners’ Capital	95,185,087	110,226,859	15,027,699	17,611,848

Non-Controlling Interests	16,130,845	11,599,368	—	—

Total Capital	111,315,932	121,826,227	15,027,699	17,611,848

Total Liabilities and Capital	$112,785,246	$124,183,143	$15,175,679	$17,804,703

Units Outstanding
Class 1	682,412	760,206	180,163	198,518
Class 2	169,064	189,411	15,358	16,890
Class 2a	4,120	4,138	N/A	N/A
Class 3a	18,727	19,615	N/A	N/A
Net Asset Value per Unit
Class 1	$101.99	$106.29	$75.01	$79.86
Class 2	$135.81	$140.49	$98.55	$104.14
Class 2a	$115.17	$118.80	N/A	N/A
Class 3a	$114.80	$118.41	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Financial Condition

March 31, 2014 and December 31, 2013

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	3/31/2014 (Unaudited)	12/31/2013	3/31/2014 (Unaudited)	12/31/2013
ASSETS
Cash and cash equivalents	$972,327	$1,325,731	$277,376	$424,001
U.S. Treasury securities, at fair value	25,290,593	27,600,705	7,214,662	8,827,380
Investments in unconsolidated trading companies, at fair value	8,357,162	7,779,323	1,984,894	1,889,266
Swap contracts, at fair value	—	—	4,226,621	5,435,184
Interest receivable	135,359	378,069	38,614	120,916
Other assets	—	—	—	—

Total Assets	$34,755,441	$37,083,828	$13,742,167	$16,696,747

LIABILITIES & CAPITAL
LIABILITIES
Pending owner additions	$11,584	$11,914	$1,995	$2,877
Owner redemptions payable	36,733	76,900	12,191	—
Incentive fees payable to Managing Owner	—	128,097	—	15,411
Management fees payable to Managing Owner	96,346	100,260	27,480	28,615
Interest payable to Managing Owner	53,722	59,865	15,506	19,767
Service fees payable to Managing Owner	49,187	53,054	21,764	25,485
Trading fees payable to Managing Owner	21,914	23,844	7,603	9,212
Payables to related parties	8,339	5,057	2,444	1,275
Other liabilities	—	—	—	—

Total Liabilities	277,825	458,991	88,983	102,642

CAPITAL
Managing Owner Units - Class 2	35,579	36,002	54,140	57,484
Limited Owner Units - Class 1	24,258,572	26,164,147	9,201,795	11,328,406
Limited Owner Units - Class 2	10,183,465	10,424,688	2,518,751	2,792,578

Total Owners’ Capital	34,477,616	36,624,837	11,774,686	14,178,468

Non-Controlling Interests	—	—	1,878,498	2,415,637

Total Capital	34,477,616	36,624,837	13,653,184	16,594,105

Total Liabilities and Capital	$34,755,441	$37,083,828	$13,742,167	$16,696,747

Units Outstanding
Class 1	177,156	187,438	96,447	111,005
Class 2	59,370	60,061	20,354	21,235
Net Asset Value per Unit
Class 1	$136.93	$139.59	$95.41	$102.05
Class 2	$172.12	$174.17	$126.41	$134.21

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Condensed Schedules of Investments (Unaudited)

March 31, 2014

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
		% of Total Capital		% of Total Capital		% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	$—	0.00%	$—	0.00%	$87,582	0.42%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	641,282	3.04%
Natural Gas Settling 11/1/2014 (Number of Contracts: 463)	—	0.00%	—	0.00%	1,471,694	6.98%
Heat Oil Settling 12/1/2014 (Number of Contracts: 214)	—	0.00%	—	0.00%	370,717	1.76%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	13,984	0.07%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	1,493,746	7.08%
Soybean Meal Settling 7/1/2014 (Number of Contracts: 364)	—	0.00%	—	0.00%	87,725	0.42%
Corn Settling 12/1/2014 (Number of Contracts: 555)	—	0.00%	—	0.00%	346,144	1.64%
Lean Hog Settling 12/1/2014 (Number of Contracts: 324)	—	0.00%	—	0.00%	459,647	2.18%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	3,484	0.02%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(102,213)	-0.48%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	(41,397)	-0.20%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(25,965)	-0.12%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	(44,482)	-0.21%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$4,761,948	22.60%

SHORT FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(669)	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(266,064)	-1.26%
Crude Oil Settling 5/1/2014 (Number of Contracts: 194)	—	0.00%	—	0.00%	(388,803)	-1.84%
Heating Oil Settling 6/1/2014 (Number of Contracts: 214)	—	0.00%	—	0.00%	(411,424)	-1.95%
Natural Gas Settling 7/1/2014 (Number of Contracts: 185)	—	0.00%	—	0.00%	242,669	1.15%
Natural Gas Settling 8/31/2014 (Number of Contracts: 352)	—	0.00%	—	0.00%	635,710	3.02%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	(38,319)	-0.18%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	8,951	0.04%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(64,839)	-0.31%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	6,878	0.03%
Sugar #11 Settling 3/1/2015 (Number of Contracts: 119)	—	0.00%	—	0.00%	(188,626)	-0.89%
Soybean Settling 5/1/2014 (Number of Contracts: 390)	—	0.00%	—	0.00%	(585,132)	-2.78%
Soybean Meal Settling 5/1/2014 (Number of Contracts: 364)	—	0.00%	—	0.00%	(877,015)	-4.16%
Corn Settling 7/1/2014 (Number of Contracts: 569)	—	0.00%	—	0.00%	(451,286)	-2.14%
Lean Hog Settling 8/18/2014 (Number of Contracts: 712)	—	0.00%	—	0.00%	(2,376,063)	-11.27%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	18,400	0.09%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$(4,735,632)	-22.45%

Total Open Trade Equity (Deficit)	$—	0.00%	$—	0.00%	$26,316	0.15%

OPTIONS PURCHASED *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$607,005	2.88%
Crude Oil Settling 6/19/2014 (Number of Contracts: 1,056)	—	0.00%	—	0.00%	246,220	1.17%
Crude Oil Settling 7/21/2014 (Number of Contracts: 1,056)	—	0.00%	—	0.00%	263,840	1.25%
Crude Oil Settling 8/19/2014 (Number of Contracts: 1,056)	—	0.00%	—	0.00%	275,320	1.31%
Crude Oil Settling 10/20/2014 (Number of Contracts: 769)	—	0.00%	—	0.00%	191,160	0.91%
Crude Oil Settling 11/19/2014 (Number of Contracts: 769)	—	0.00%	—	0.00%	184,790	0.88%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	73,500	0.35%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	26,827	0.13%

Total Options Purchased	$—	0.00%	$—	0.00%	$1,868,662	8.88%

OPTIONS WRITTEN *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(868,266)	-4.12%
Crude Oil Settling 8/19/2014 (Number of Contracts: 2,101)	—	0.00%	—	0.00%	(181,510)	-0.86%
Crude Oil Settling 10/20/2014 (Number of Contracts: 1,527)	—	0.00%	—	0.00%	(183,240)	-0.87%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(64,312)	-0.31%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	(5,880)	-0.03%

Total Options Written	$—	0.00%	$—	0.00%	$(1,303,208)	-6.18%

Swaps (1)
Frontier XXXV Diversified select swap (U.S.)	$2,858,230	5.29%	$—	0.00%	$—	0.00%
Frontier XXXVII L/S select swap (U.S.)	—	0.00%	—	0.00%	2,031,764	9.64%

Total Swaps	$2,858,230	5.29%	$—	0.00%	$2,031,764	9.64%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value		Fair Value		Fair Value
$ 25,000,000 U.S. Treasury Note 2.500% due 08/15/2023 (Cost $25,034,823)	$4,752,812	8.79%	$2,744,897	10.19%	$1,857,674	8.81%
$ 75,000,000 U.S. Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	19,021,040	35.19%	10,985,242	40.77%	7,434,523	35.26%
$ 20,000,000 U.S. Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	5,386,772	9.97%	3,111,028	11.54%	2,105,462	9.99%

	$29,160,624	53.95%	$16,841,167	62.50%	11,397,659	54.06%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
U.S. Treasury Note 2.500% due 08/15/2023	$4,819,838		$2,783,606		$1,883,872

U.S. Treasury Note 6.000% due 02/15/2026	14,459,515		8,350,819		5,651,615

U.S. Treasury Note 6.875% due 08/15/2025	3,855,871		2,226,885		1,507,097

	$23,135,224		$13,361,310		$9,042,584

	Cost		Cost		Cost
U.S. Treasury Note 2.500% due 08/15/2023	$4,826,552		$2,787,484		$1,886,496

U.S. Treasury Note 6.000% due 02/15/2026	19,198,231		11,087,575		7,503,779

U.S. Treasury Note 6.875% due 08/15/2025	5,460,418		3,153,561		2,134,247

	$29,485,201		$17,028,620		$11,524,522

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Condensed Schedules of Investments (Unaudited)

March 31, 2014

		Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
			% of Total Capital		% of Total Capital
	Description	Value	(Net Asset Value)	Value	(Net Asset Value)
	LONG FUTURES CONTRACTS *
	Various currency futures contracts (U.S.)	$42,367	0.04%	$—	0.00%
	Various energy futures contracts (U.S.)	42,696	0.04%	—	0.00%
	Various interest rates futures contracts (Canada)	(26,721)	-0.02%	—	0.00%
	Various interest rates futures contracts (Europe)	142,472	0.13%	—	0.00%
	Various interest rates futures contracts (Far East)	(137,942)	-0.12%	—	0.00%
	Various interest rates futures contracts (Oceanic)	(2,554)	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	(220,222)	-0.20%	—	0.00%
	Various soft futures contracts (Europe)	(14,186)	-0.01%	—	0.00%
	Various soft futures contracts (U.S.)	705,243	0.63%	—	0.00%
	Various stock index futures contracts (Africa)	(264)	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	(9,439)	-0.01%	—	0.00%
	Various stock index futures contracts (Europe)	381,918	0.34%	—	0.00%
	Various stock index futures contracts (Far East)	89,718	0.08%	—	0.00%
	Various stock index futures contracts (Oceanic)	5,903	0.01%	—	0.00%
	Various stock index futures contracts (U.S.)	1,338,860	1.20%	—	0.00%
	Various base metals futures contracts (Europe)	(275,356)	-0.25%	—	0.00%
	Various precious metal futures contracts (U.S.)	2,932	0.00%	—	0.00%

	Total Long Futures Contracts	$2,065,425	1.86%	$—	0.00%

	SHORT FUTURES CONTRACTS *
	Various currency futures contracts (U.S.)	$(7,579)	-0.01%	$—	0.00%
	Various energy futures contracts (U.S.)	16,217	0.01%	—	0.00%
	Various interest rates futures contracts (Canada)	5,134	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	37,314	0.03%	—	0.00%
	Various interest rates futures contracts (Far East)	4,503	0.00%	—	0.00%
	Various interest rates futures contracts (Oceanic)	(45,619)	-0.04%	—	0.00%
	Various interest rates futures contracts (U.S.)	(42,018)	-0.04%	—	0.00%
	Various soft futures contracts (Europe)	(14,079)	-0.01%	—	0.00%
	Various soft futures contracts (U.S.)	(238,510)	-0.21%	—	0.00%
	Various stock index futures contracts (Far East)	(220,970)	-0.20%	—	0.00%
	Various stock index futures contracts (Oceanic)	(17,455)	-0.02%	—	0.00%
	Various stock index futures contracts (U.S.)	(42,945)	-0.04%	—	0.00%
	Various base metals futures contracts (U.S.)	(16,698)	-0.02%	—	0.00%
	Various base metals futures contracts (Europe)	101,547	0.09%	—	0.00%
	Various precious metal futures contracts (U.S.)	99,489	0.09%	—	0.00%

	Total Short Futures Contracts	$(381,669)	-0.36%	$—	0.00%

	CURRENCY FORWARDS *
	Various currency forwards contracts (NA)	$700,694	0.63%	$—	0.00%

	Total Currency Forwards	$700,694	0.63%	$—	0.00%

	Total Open Trade Equity (Deficit)	$2,384,450	2.13%	$—	0.00%

	OPTIONS PURCHASED *
	Various stock index futures contracts (U.S.)	$203,143	0.18%	$—	0.00%

	Total Options Purchased	$203,143	0.18%	$—	0.00%

	OPTIONS WRITTEN *
	Various stock index futures contracts (U.S.)	$(69,410)	-0.06%	$—	0.00%

	Total Options Written	$(69,410)	-0.06%	$—	0.00%

	Swaps (1)
	Frontier XXXIV Balanced select swap (U.S.)	$8,635,891	7.76%	$—	0.00%

	Total Swaps	$8,635,891	7.76%	$—	0.00%

	U.S. TREASURY SECURITIES (2)

FACE VALUE		Fair Value		Fair Value
$25,000,000	U.S. Treasury Note 2.500% due 08/15/2023 (Cost $25,034,823)	$8,744,209	7.86%	$1,250,794	8.32%
$75,000,000	U.S. Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	34,994,728	31.44%	5,005,754	33.31%
$20,000,000	U.S. Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	9,910,565	8.90%	1,417,633	9.43%

		$53,649,502	48.20%	$7,674,181	51.06%

	Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
	U.S. Treasury Note 2.500% due 08/15/2023	$8,867,523		$1,268,433
	U.S. Treasury Note 6.000% due 02/15/2026	26,602,569		3,805,300
	U.S. Treasury Note 6.875% due 08/15/2025	7,094,018		1,014,747

		$42,564,110		$6,088,480

		Cost		Cost
	U.S. Treasury Note 2.500% due 08/15/2023	$8,879,875		$1,270,200
	U.S. Treasury Note 6.000% due 02/15/2026	35,320,843		5,052,385
	U.S. Treasury Note 6.875% due 08/15/2025	10,046,060		1,437,014

		$54,246,778		$7,759,599

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments (Unaudited)

March 31, 2014

		Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
Description		Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
Swaps (1)
Frontier Brevan Howard swap (U.S.)		$—	0.00%	$4,226,621	30.96%

Total Swaps		$—	0.00%	$4,226,621	30.96%

U.S. TREASURY SECURITIES (2)

FACE VALUE		Fair Value		Fair Value
$25,000,000	U.S. Treasury Note 2.500% due 08/15/2023 (Cost $25,034,823)	$4,122,047	11.96%	$1,175,899	8.61%
$75,000,000	U.S. Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	16,496,676	47.85%	4,706,016	34.47%
$20,000,000	U.S. Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	4,671,870	13.55%	1,332,747	9.76%

		$25,290,593	73.36%	$7,214,662	52.84%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	U.S. Treasury Note 2.500% due 08/15/2023	$4,180,177		$1,192,481
	U.S. Treasury Note 6.000% due 02/15/2026	12,540,531		3,577,444
	U.S. Treasury Note 6.875% due 08/15/2025	3,344,142		953,985

		$20,064,850		$5,723,910

		Cost		Cost
	U.S. Treasury Note 2.500% due 08/15/2023	$4,186,000		$1,194,142
	U.S. Treasury Note 6.000% due 02/15/2026	16,650,352		4,749,855
	U.S. Treasury Note 6.875% due 08/15/2025	4,735,743		1,350,968

		$25,572,095		$7,294,965

(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedules of Investments

December 31, 2013

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(19,944)	-0.07%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	219,147	0.77%
Natural Gas Settling 3/1/2014 (Number of Contracts: 228)	—	0.00%	—	0.00%	(353,048)	-1.25%
NYH RBOB Unleaded Gas Settling 3/1/2014 (Number of Contracts: 228)	—	0.00%	—	0.00%	(783,703)	-2.77%
Crude Oil Settling 12/1/2014 (Number of Contracts: 298)	—	0.00%	—	0.00%	301,246	1.06%
Natural Gas Settling 11/1/2014 (Number of Contracts: 621)	—	0.00%	—	0.00%	629,139	2.22%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(202,474)	-0.71%
90 Day Euro Time Deposit Settling 12/1/2017 (Number of Contracts: 539)	—	0.00%	—	0.00%	(372,810)	-1.32%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(227,156)	-0.80%
Corn Settling 3/1/2014 (Number of Contracts: 383)	—	0.00%	—	0.00%	(691,458)	-2.44%
Wheat Settling 3/1/2014 (Number of Contracts: 269)	—	0.00%	—	0.00%	(296,457)	-1.05%
Soybean Oil Settling 3/1/2014 (Number of Contracts: 243)	—	0.00%	—	0.00%	(305,094)	-1.08%
Sugar #11 Settling 3/1/2014 (Number of Contracts: 861)	—	0.00%	—	0.00%	(820,016)	-2.89%
Cocoa Settling 5/1/2014 (Number of Contracts: 608)	—	0.00%	—	0.00%	(420,759)	-1.48%
Corn Settling 7/1/2014 (Number of Contracts: 300)	—	0.00%	—	0.00%	(496,709)	-1.75%
Sugar #11 Settling 10/1/2014 (Number of Contracts: 273)	—	0.00%	—	0.00%	(252,778)	-0.89%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	16,272	0.06%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	77,870	0.27%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	123,274	0.44%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(70,059)	-0.25%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	(10,009)	-0.04%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$(3,955,526)	-13.97%

SHORT FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	$—	0.00%	$—	0.00%	$77,986	0.28%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(96,753)	-0.34%
NYH RBOB Unleaded Gas Settling 2/1/2014 (Number of Contracts: 509)	—	0.00%	—	0.00%	820,130	2.89%
Natural Gas Settling 10/1/2014 (Number of Contracts: 636)	—	0.00%	—	0.00%	(751,854)	-2.65%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	51,261	0.18%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	45,124	0.16%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	86,363	0.30%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	419,725	1.48%
Live Cattle Settling 2/1/2014 (Number of Contracts: 740)	—	0.00%	—	0.00%	(312,529)	-1.10%
Cocoa Settling 3/1/2014 (Number of Contracts: 616)	—	0.00%	—	0.00%	484,656	1.71%
Corn Settling 5/1/2014 (Number of Contracts: 383)	—	0.00%	—	0.00%	1,111,467	3.92%
Soybean Oil Settling 5/1/2014 (Number of Contracts: 243)	—	0.00%	—	0.00%	303,319	1.07%
Sugar #11 Settling 5/1/2014 (Number of Contracts: 861)	—	0.00%	—	0.00%	752,965	2.66%
Wheat Settling 7/1/2014 (Number of Contracts: 439)	—	0.00%	—	0.00%	412,861	1.46%
Corn Settling 9/1/2014 (Number of Contracts: 217)	—	0.00%	—	0.00%	311,918	1.10%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	34,183	0.12%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	13,635	0.05%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$3,764,457	13.29%

Total Open Trade Equity (Deficit)	$—	0.00%	$—	0.00%	$(191,069)	-0.68%

OPTIONS PURCHASED *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$75,490	0.27%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	23,250	0.08%

Total Options Purchased	$—	0.00%	$—	0.00%	$98,740	0.35%

OPTIONS WRITTEN *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(152,500)	-0.54%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(20,150)	-0.07%

Total Options Written	$—	0.00%	$—	0.00%	$(172,650)	-0.61%

Swaps (1)
Frontier XXXV Diversified select swap (U.S.)	$3,437,632	5.42%	$—	0.00%	$—	0.00%
Frontier XXXVII L/S select swap (U.S.)	—	0.00%	—	0.00%	2,456,545	8.67%

Total Swaps	$3,437,632	5.42%	$—	0.00%	$2,456,545	8.67%

U.S. TREASURY SECURITIES (2)
	Fair Value		Fair Value		Fair Value
U.S. Treasury Note 1.125% due 12/31/2019 (Cost $11,178,122)	$2,132,506	3.36%	$1,313,588	3.89%	$945,470	3.34%
U.S. Treasury Note 2.000% due 09/30/2020 (Cost $11,611,497)	2,206,296	3.48%	1,359,041	4.02%	978,186	3.45%
U.S. Treasury Note 2.500% due 08/15/2023 (Cost $25,034,823)	4,707,262	7.42%	2,899,594	8.59%	2,087,017	7.37%
U.S. Treasury Note 2.125% due 08/15/2021 (Cost $13,066,678)	2,470,925	3.89%	1,522,048	4.51%	1,095,512	3.87%
U.S. Treasury Note 2.000% due 11/15/2021 (Cost $12,945,421)	2,434,606	3.84%	1,499,676	4.44%	1,079,409	3.81%
U.S. Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	18,766,111	29.57%	11,559,610	34.22%	8,320,163	29.36%
U.S. Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	5,337,711	8.41%	3,287,940	9.74%	2,366,533	8.35%

	$38,055,417	59.97%	$23,441,497	69.41%	16,872,290	59.55%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
U.S. Treasury Note 1.125% due 12/31/2019	$2,259,609		$1,391,881		$1,001,823
U.S. Treasury Note 2.000% due 09/30/2020	2,259,609		1,391,881		1,001,823
U.S. Treasury Note 2.500% due 08/15/2023	4,912,193		3,025,828		2,177,875
U.S. Treasury Note 2.125% due 08/15/2021	2,554,340		1,573,431		1,132,495
U.S. Treasury Note 2.000% due 11/15/2021	2,554,340		1,573,431		1,132,495
U.S. Treasury Note 6.000% due 02/15/2026	14,736,578		9,077,484		6,533,625
U.S. Treasury Note 6.875% due 08/15/2025	3,929,754		2,420,662		1,742,300

	$33,206,423		$20,454,598		$14,722,436

	Cost		Cost		Cost
U.S. Treasury Note 1.125% due 12/31/2019	$2,196,364		$1,352,923		$973,782
U.S. Treasury Note 2.000% due 09/30/2020	2,281,516		1,405,376		1,011,536
U.S. Treasury Note 2.500% due 08/15/2023	4,919,035		3,030,043		2,180,909
U.S. Treasury Note 2.125% due 08/15/2021	2,567,442		1,581,501		1,138,304
U.S. Treasury Note 2.000% due 11/15/2021	2,543,616		1,566,825		1,127,740
U.S. Treasury Note 6.000% due 02/15/2026	19,566,094		12,052,384		8,674,845
U.S. Treasury Note 6.875% due 08/15/2025	5,565,047		3,427,975		2,467,325

	$39,639,114		$24,417,027		$17,574,441

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedules of Investments

December 31, 2013

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	$334,372	0.27%	$—	0.00%
Various energy futures contracts (U.S.)	(30,732)	-0.03%	—	0.00%
Various interest rates futures contracts (Canada)	(53,579)	-0.04%	—	0.00%
Various interest rates futures contracts (Europe)	(610,796)	-0.50%	—	0.00%
Various interest rates futures contracts (Far East)	(220,508)	-0.18%	—	0.00%
Various interest rates futures contracts (Oceanic)	59,057	0.05%	—	0.00%
Various interest rates futures contracts (U.S.)	(587,594)	-0.48%	—	0.00%
Various soft futures contracts (Europe)	(4,921)	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(78,886)	-0.06%	—	0.00%
Various stock index futures contracts (Africa)	2,058	0.00%	—	0.00%
Various stock index futures contracts (Canada)	228,344	0.19%	—	0.00%
Various stock index futures contracts (Europe)	1,201,346	0.99%	—	0.00%
Various stock index futures contracts (Far East)	612,504	0.50%	—	0.00%
Various stock index futures contracts (Oceanic)	215,856	0.18%	—	0.00%
Various stock index futures contracts (U.S.)	1,264,903	1.04%	—	0.00%
Various base metals futures contracts (U.S.)	61,613	0.05%	—	0.00%
Various base metals futures contracts (Europe)	274,544	0.23%	—	0.00%
Various precious metal futures contracts (U.S.)	(1,599)	0.00%	—	0.00%

Total Long Futures Contracts	$2,665,982	2.21%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	$678,490	0.56%	$—	0.00%
Various energy futures contracts (U.S.)	(28,690)	-0.02%	—	0.00%
Various interest rates futures contracts (Canada)	22,659	0.02%	—	0.00%
Various interest rates futures contracts (Europe)	180,840	0.15%	—	0.00%
Various interest rates futures contracts (Far East)	13,953	0.01%	—	0.00%
Various interest rates futures contracts (Oceanic)	(9,507)	-0.01%	—	0.00%
Various interest rates futures contracts (U.S.)	202,638	0.17%	—	0.00%
Various soft futures contracts (Europe)	2,312	0.00%	—	0.00%
Various soft futures contracts (U.S.)	291,787	0.24%	—	0.00%
Various stock index futures contracts (Far East)	(4,464)	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	7,197	0.01%	—	0.00%
Various base metals futures contracts (Europe)	(627,969)	-0.52%	—	0.00%
Various precious metal futures contracts (U.S.)	80,668	0.07%	—	0.00%

Total Short Futures Contracts	$809,914	0.68%	$—	0.00%

CURRENCY FORWARDS *
Various currency forwards contracts	$459,356	0.38%	$—	0.00%

Total Currency Forwards	$459,356	0.38%	$—	0.00%

Total Open Trade Equity (Deficit)	$3,935,252	3.27%	$—	0.00%

OPTIONS PURCHASED *
Various stock index futures contracts (U.S.)	$165,915	0.14%	$—	0.00%

Total Options Purchased	$165,915	0.14%	$—	0.00%

OPTIONS WRITTEN *
Various stock index futures contracts (U.S.)	$(183,856)	-0.15%	$—	0.00%

Total Options Written	$(183,856)	-0.15%	$—	0.00%

Swaps (1)
Frontier XXXIV Balanced select swap (U.S.)	$10,122,003	8.31%	$—	0.00%

Total Swaps	$10,122,003	8.31%	$—	0.00%

U.S. TREASURY SECURITIES (2)
	Fair Value		Fair Value
U.S. Treasury Note 1.125% due 12/31/2019 (Cost $11,178,122)	$3,841,258	3.15%	$577,408	3.28%
U.S. Treasury Note 2.000% due 09/30/2020 (Cost $11,611,497)	3,974,175	3.26%	597,388	3.39%
U.S. Treasury Note 2.500% due 08/15/2023 (Cost $25,034,823)	8,479,137	9.96%	1,274,563	7.24%
U.S. Treasury Note 2.125% due 08/15/2021 (Cost $13,066,678)	4,450,849	3.65%	669,041	3.80%
U.S. Treasury Note 2.000% due 11/15/2021 (Cost $12,945,421)	4,385,427	3.60%	659,207	3.74%
U.S. Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	33,802,791	27.75%	5,081,211	28.85%
U.S. Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	9,614,758	7.89%	1,445,267	8.21%

	$68,548,395	59.26%	$10,304,085	58.51%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
U.S. Treasury Note 1.125% due 12/31/2019	$4,070,207		$611,824
U.S. Treasury Note 2.000% due 09/30/2020	4,070,207		611,824
U.S. Treasury Note 2.500% due 08/15/2023	8,848,276		1,330,051
U.S. Treasury Note 2.125% due 08/15/2021	4,601,103		691,627
U.S. Treasury Note 2.000% due 11/15/2021	4,601,103		691,627
U.S. Treasury Note 6.000% due 02/15/2026	26,544,827		3,990,153
U.S. Treasury Note 6.875% due 08/15/2025	7,078,621		1,064,041

	$59,814,344		$8,991,147

	Cost		Cost
U.S. Treasury Note 1.125% due 12/31/2019	$3,956,284		$594,699
U.S. Treasury Note 2.000% due 09/30/2020	4,109,669		617,755
U.S. Treasury Note 2.500% due 08/15/2023	8,860,601		1,331,904
U.S. Treasury Note 2.125% due 08/15/2021	4,624,703		695,174
U.S. Treasury Note 2.000% due 11/15/2021	4,581,786		688,723
U.S. Treasury Note 6.000% due 02/15/2026	35,244,178		5,297,818
U.S. Treasury Note 6.875% due 08/15/2025	10,024,255		1,506,821

	$71,401,476		$10,732,894

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedules of Investments

December 31, 2013

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
Swaps (1)
Frontier Brevan Howard swap (U.S.)	$—	0.00%	$5,435,184	32.75%

Total Swaps	$—	0.00%	$5,435,184	32.75%

U.S. TREASURY SECURITIES (2)
	Fair Value		Fair Value
U.S. Treasury Note 1.125% due 12/31/2019 (Cost $11,178,122)	$1,546,657	4.22%	$494,659	2.98%
U.S. Treasury Note 2.000% due 09/30/2020 (Cost $11,611,497)	1,600,175	4.37%	511,775	3.08%
U.S. Treasury Note 2.500% due 08/15/2023 (Cost $25,034,823)	3,414,067	9.32%	1,091,902	6.58%
U.S. Treasury Note 2.125% due 08/15/2021 (Cost $13,066,678)	1,792,104	4.89%	573,159	3.45%
U.S. Treasury Note 2.000% due 11/15/2021 (Cost $12,945,421)	1,765,763	4.82%	564,734	3.40%
U.S. Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	13,610,622	37.17%	4,353,009	26.24%
U.S. Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	3,871,317	10.57%	1,238,142	7.47%

	$27,600,705	75.36%	$8,827,380	53.20%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
U.S. Treasury Note 1.125% due 12/31/2019	$1,638,841		$524,142
U.S. Treasury Note 2.000% due 09/30/2020	1,638,841		524,142
U.S. Treasury Note 2.500% due 08/15/2023	3,562,699		1,139,438
U.S. Treasury Note 2.125% due 08/15/2021	1,852,603		592,508
U.S. Treasury Note 2.000% due 11/15/2021	1,852,603		592,508
U.S. Treasury Note 6.000% due 02/15/2026	10,688,096		3,418,314
U.S. Treasury Note 6.875% due 08/15/2025	2,850,159		911,550

	$24,083,842		$7,702,602

	Cost		Cost
U.S. Treasury Note 1.125% due 12/31/2019	$1,592,971		$509,471
U.S. Treasury Note 2.000% due 09/30/2020	1,654,731		529,223
U.S. Treasury Note 2.500% due 08/15/2023	3,567,661		1,141,025
U.S. Treasury Note 2.125% due 08/15/2021	1,862,105		595,547
U.S. Treasury Note 2.000% due 11/15/2021	1,844,825		590,020
U.S. Treasury Note 6.000% due 02/15/2026	14,190,831		4,538,575
U.S. Treasury Note 6.875% due 08/15/2025	4,036,199		1,290,875

	$28,749,323		$9,194,736

(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Operations

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/ Short Commodity Fund
	3/31/2014		3/31/2013	3/31/2014		3/31/2013	3/31/2014		3/31/2013
Investment income:
Interest - net	$164,878		$476,525	$95,272		$231,188	$69,247		$297,099

Total Income	164,878		476,525	95,272		231,188	69,247		297,099

Expenses:
Incentive Fees	432,084		184,498	13,712		—	—		—
Management Fees	276,556		410,426	277,080		324,723	286,630		638,253
Service Fees - Class 1	148,411		305,403	104,283		175,344	38,564		96,103
Trading Fees	342,565		636,522	175,915		292,626	81,977		211,732

Total Expenses	1,199,616		1,536,849	570,990		792,693	407,171		946,088

Investment (loss) - net	(1,034,738)		(1,060,324)	(475,718)		(561,505)	(337,924)		(648,989)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	325,864		876,008	—		—	(2,436,495)		(1,915,581)
Net change in open trade equity/(deficit)	(83,337)		(708,704)	—		—	(805,786)		1,458,592
Net realized gain/(loss) on swap contracts	—		—	—		—	—		—
Net unrealized gain/(loss) on swap contracts	(579,402)		—	—		—	(424,783)		—
Net realized gain/(loss) on U.S. Treasury securities	(110,584)		221,284	(62,525)		107,483	(48,820)		138,776
Net unrealized gain/(loss) on U.S. Treasury securities	1,348,616		(236,981)	776,321		(115,107)	581,928		(148,620)
Trading commissions	(6,385)		(4,325)	—		—	(407,275)		(373,510)
Change in fair value of investments in unconsolidated trading companies	(2,479,300)		(260,299)	(1,853,437)		890,658	(545,646)		(531,113)

Net gain/(loss) on investments	(1,584,528)		(113,017)	(1,139,641)		883,034	(4,086,877)		(1,371,456)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(2,619,266)		(1,173,341)	(1,615,359)		321,529	(4,424,801)		(2,020,445)

Less: Operations attributable to non-controlling interests	325,371		—	—		—	(1,906,446)		(1,825,717)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(2,944,637)		$(1,173,341)	$(1,615,359)		$321,529	$(2,518,355)		$(194,728)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(4.33)		$(1.19)	$(4.53)		$0.53	N/A		N/A
Class 1a	N/A		N/A	N/A		N/A	$(10.31)		$(0.61)
Class 2	$(4.30)		$(0.84)	$(4.50)		$0.99	$(13.78)		$(0.54)
Class 2a	N/A		N/A	N/A		N/A	$(10.78)		$(0.16)
Class 3	$(1.29	)(2)	N/A (2)	$(4.11	)(3)	N/A (3)	$(13.79)		$(0.55)
Class 3a	N/A		N/A	N/A		N/A	$(10.73	)(1)	N/A (1)

(1)	Class 3a operations began June 17, 2013.
(2)	Class 3 operations began December 16, 2013.
(3)	Class 3 operations began February 25, 2014.

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Statements of Operations

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	3/31/2014	3/31/2013	3/31/2014	3/31/2013
Investment income:
Interest - net	$8,530	$47,281	$—	$90,594

Total Income/(loss)	8,530	47,281	—	90,594

Expenses:
Incentive Fees	551,286	259,439	—	—
Management Fees	290,385	494,637	138,438	209,199
Service Fees - Class 1	549,448	991,548	105,588	157,859
Trading Fees	187,399	345,915	29,402	44,783

Total Expenses	1,578,518	2,091,539	273,428	411,841

Investment (loss) - net	(1,569,988)	(2,044,258)	(273,428)	(321,247)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	3,619,162	(7,710,668)	—	—
Net change in open trade equity/(deficit)	(2,159,164)	2,079,022	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—
Net unrealized gain/(loss) on swap contracts	(1,485,685)	(457,743)	—	—
Net realized gain/(loss) on U.S. Treasury securities	(194,409)	362,137	(30,381)	78,233
Net unrealized gain/(loss) on U.S. Treasury securities	2,447,648	(387,826)	357,469	(83,782)
Trading commissions	(287,160)	(669,441)	—	—
Change in fair value of investments in unconsolidated trading companies	(4,082,223)	2,812,325	(1,097,426)	1,328,440

Net gain/(loss) on investments	(2,141,831)	(3,972,194)	(770,338)	1,322,891

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(3,711,819)	(6,016,452)	(1,043,766)	1,001,644

Less: Operations attributable to non-controlling interests	453,538	(2,804,033)	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(4,165,357)	$(3,212,419)	$(1,043,766)	$1,001,644

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(4.30)	$(2.12)	$(4.85)	$3.20
Class 2	$(4.68)	$(1.65)	$(5.59)	$4.80
Class 2a	$(3.63)	$(0.90)	N/A	N/A
Class 3a	$(3.61)	$(0.91)	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Operations

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	3/31/2014	3/31/2013	3/31/2014	3/31/2013
Investment income:
Interest - net	$41	$110,026	$—	$37,238

Total Income	41	110,026	—	37,238

Expenses:
Incentive Fees	—	—	—	—
Management Fees	280,373	252,254	80,009	139,061
Service Fees - Class 1	182,964	222,806	72,725	119,839
Trading Fees	64,595	74,742	23,099	37,183

Total Expenses	527,932	549,802	175,833	296,083

Investment (loss) - net	(527,891)	(439,776)	(175,833)	(258,845)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—	—
Net change in open trade equity/(deficit)	—	—	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—
Net unrealized gain/(loss) on swap contracts	—	—	(1,208,563)	—
Net realized gain/(loss) on U.S. Treasury securities	(83,129)	115,236	(24,819)	50,795
Net unrealized gain/(loss) on U.S. Treasury securities	972,190	(123,411)	300,004	(54,398)
Trading commissions	—	—	—	—
Change in fair value of investments in unconsolidated trading companies	(992,259)	2,319,375	(303,201)	1,763,456

Net gain/(loss) on investments	(103,198)	2,311,200	(1,236,579)	1,759,853

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(631,089)	1,871,424	(1,412,412)	1,501,008

Less: Operations attributable to non-controlling interests	—	—	(537,994)	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(631,089)	$1,871,424	$(874,418)	$1,501,008

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(2.66)	$5.80	$(6.64)	$7.08
Class 2	$(2.05)	$8.22	$(7.80)	$9.98

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2014

(Unaudited)

	Equinox Frontier Diversified Fund								Equinox Frontier Masters Fund
	Class 1	Class 1	Class 2	Class 2	Class 3 (2)	Class 3 (2)			Class 1	Class 2	Class 2	Class 3	Class 3
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2013	$23,953	$28,720,094	$1,904,660	$32,810,331	$—	$—	$—	$63,459,038	$23,115,495	$559,668	$9,846,494	$25,274	$223,853	$33,770,784
Sale of Units	—	275,409	—	273,471	23,159	731,464	—	1,303,503	36,836	—	35,000	—	680,760	752,596
Redemption of Units	(23,159)	(4,780,304)	—	(2,949,068)	—	(10,755)	—	(7,763,286)	(5,237,423)	—	(634,052)	—	(89,144)	(5,960,619)
Change in control of ownership - Trading Companies		—	—	—	—	—	(325,371)	(325,371)	—	—	—	—	—	—
Operations attributable to non-controlling interests		—	—	—	—	—	325,371	325,371	—	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations	(794)	(1,357,447)	(86,816)	(1,487,296)	(355)	(11,929)	—	(2,944,637)	(1,122,130)	(25,339)	(452,637)	(1,129)	(14,124)	(1,615,359)

Owners’ Capital, March 31, 2014	$—	$22,857,752	$1,817,844	$28,647,438	$22,804	$708,780	$—	$54,054,618	$16,792,778	$534,329	$8,794,805	$24,145	$801,345	$26,947,402

Owners’ Capital - Units, December 31, 2013	275	329,730	14,576	353,351	—	—			251,718	5,627	98,997	275	2,436
Sale of Units	—	3,259	—	3,002	275	8,673			415	—	364	—	7,723
Redemption of Units	(275)	(56,823)	—	(32,600)	—	(126)			(59,767)	—	(6,744)	—	(1,031)

Owners’ Capital—Units, March 31, 2014	—	276,166	14,576	323,753	275	8,547			192,366	5,627	92,617	275	9,128

		(1)		(1)		(1)			(1)		(1)		(1)
Net asset value per unit at December 31, 2013		$87.10		$94.35		$84.21			$91.83		$99.46		$91.91
Change in net asset value per unit for the period		(4.33)		(4.30)		(1.29)			(4.53)		(4.50)		(4.11)

Net asset value per unit at March 31, 2014		$82.77		$90.05		$82.92			$87.30		$94.96		$87.80

(1)	Values are for both the Managing Owner and Limited Owners.
(2)	Class 3 began trading on February 24, 2014.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2014

(Unaudited)

	Equinox Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 1a	Class 2a		Class 3a
	Managing Owner	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2013	$386,171	$2,985,627	$9,619,596	$8,752,826	$222,971	$2,880,434	$10,991	$246,480	$3,229,042	$28,334,138
Sale of Units	—	—	—	39,949	—	—	—	263,648	—	303,597
Redemption of Units	—	(1,851,384)	(996,055)	(1,700,961)	—	(576,515)	—	(83,636)	—	(5,208,551)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	2,079,617	2,079,617
Contributions	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	(1,906,446)	(1,906,446)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(42,482)	(231,376)	(1,007,471)	(890,984)	(23,941)	(280,154)	(1,174)	(40,773)	—	(2,518,355)

Owners’ Capital, March 31, 2014	$343,689	$902,867	$7,616,070	$6,200,830	$199,030	$2,023,765	$9,817	$385,719	$3,402,213	$21,084,000

Owners’ Capital - Units, December 31, 2013	3,083	23,835	76,774	94,391	2,222	28,708	109	2,454
Sale of Units	—	—	—	465	—	—	—	2,737
Redemption of Units	—	(15,736)	(8,477)	(19,619)	—	(6,112)	—	(892)

Owners’ Capital - Units, March 31, 2014	3,083	8,099	68,297	75,237	2,222	22,596	109	4,299

		(1)		(1)		(1)		(1)
Net asset value per unit at December 31, 2013		$125.26	$125.30	$92.73		$100.34		$100.47
Change in net asset value per unit for the period		(13.78)	(13.79)	(10.31)		(10.78)		(10.73)

Net asset value per unit at March 31, 2014		$111.48	$111.51	$82.42		$89.56		$89.74

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2014

(Unaudited)

	Equinox Frontier Balanced Fund
	Class 1	Class 2		Class 2a		Class 3a
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2013	$80,801,534	$1,374,533	$25,236,584	$147,003	$344,576	$2,322,629	$11,599,368	$121,826,227
Sale of Units	39,640	—	3,529	—	—	—	—	43,169
Redemption of Units	(8,033,927)	(250,000)	(2,531,047)	—	(2,122)	(102,488)	—	(10,919,584)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	4,077,939	4,077,939
Contributions	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	453,538	453,538
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(3,207,527)	(44,058)	(828,360)	(4,491)	(10,530)	(70,391)	—	(4,165,357)

Owners’ Capital, March 31, 204	$69,599,720	$1,080,475	$21,880,706	$142,512	$331,924	$2,149,750	$16,130,845	$111,315,932

Owners’ Capital - Units, December 31, 2013	760,206	9,784	179,627	1,237	2,901	19,615
Sale of Units	384	—	25	—	—	—
Redemption of Units	(78,178)	(1,828)	(18,544)	—	(18)	(888)

Owners’ Capital - Units, March 31, 2014	682,412	7,956	161,108	1,237	2,883	18,727

			(1)		(1)
Net asset value per unit at December 31, 2013	$106.29		$140.49		$118.80	$118.41
Change in net asset value per unit for the period	(4.30)		(4.68)		(3.63)	(3.61)

Net asset value per unit at March 31, 2014	$101.99		$135.81		$115.17	$114.80

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2014

(Unaudited)

	Equinox Frontier Select Fund				Equinox Frontier Winton Fund				Equinox Frontier Heritage Fund
	Class 1	Class 2			Class 1	Class 2			Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2013	$15,852,947	$7,336	$1,751,565	$17,611,848	$26,164,147	$36,002	$10,424,688	$36,624,837	$11,328,406	$57,484	$2,792,578	$2,415,637	$16,594,105
Sale of Units	2,594	—	—	2,594	33,929	—	—	33,929	6,040	—	—	—	6,040
Redemption of Units	(1,391,660)	—	(151,317)	(1,542,977)	(1,432,112)	—	(117,949)	(1,550,061)	(1,422,481)	—	(112,923)	—	(1,535,404)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	—	—	—	855	855
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(537,994)	(537,994)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(949,671)	(394)	(93,701)	(1,043,766)	(507,392)	(423)	(123,274)	(631,089)	(710,170)	(3,344)	(160,904)	—	(874,418)

Owners’ Capital, March 31, 2014	$13,514,210	$6,942	$1,506,547	$15,027,699	$24,258,572	$35,579	$10,183,465	$34,477,616	$9,201,795	$54,140	$2,518,751	$1,878,498	$13,653,184

Owners’ Capital - Units, December 31, 2013	198,518	70	16,820		187,438	207	59,854		111,005	428	20,807
Sale of Units	34	—	—		247	—	—		62	—	—
Redemption of Units	(18,389)	—	(1,532)		(10,529)	—	(691)		(14,620)	—	(881)

Owners’ Capital - Units, March 31, 2014	180,163	70	15,288		177,156	207	59,163		96,447	428	19,926

			(1)				(1)				(1)
Net asset value per unit at December 31, 2013	$79.86		$104.14		$139.59		$174.17		$102.05		$134.21
Change in net asset value per unit for the period	(4.85)		(5.59)		(2.66)		(2.05)		(6.64)		(7.80)

Net asset value per unit at March 31, 2014	$75.01		$98.55		$136.93		$172.12		$95.41		$126.41

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/ Short Commodity Fund
	3/31/2014	3/31/2013	3/31/2014	3/31/2013	3/31/2014	3/31/2013
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(2,619,266)	$(1,173,341)	$(1,615,359)	$321,529	$(4,424,801)	$(2,020,445)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity/(deficit), at fair value	—	141,927	—	—	(217,385)	(2,830,967)
Net change in options purchased, at fair value	—	—	—	—	(1,769,922)	320,243
Net change in options written, at fair value	—	—	—	—	1,130,558	(691,910)
Net change in ownership allocation of U.S. Treasury securities	544,792	154,070	1,906,051	416,252	1,780,329	68,797
Net change in ownership allocation of custom time deposits	—	1,837,104	—	466,503	—	1,258,991
Net realized (gain) on swap contracts	—	—	—	—	—	—
Net unrealized (gain)/loss on swap contracts	579,402	—	—	—	424,783	—
Net unrealized (gain)/loss on U.S. Treasury securities	(1,348,616)	236,981	(776,321)	115,107	(581,928)	148,620
Net realized (gain)/loss on U.S. Treasury securities	110,584	(221,284)	62,525	(107,483)	48,820	(138,776)
(Purchases) sales of:
Sales of U.S. Treasury securities	9,588,033	3,683,233	5,408,075	1,789,033	4,227,410	2,309,899
Increase and/or decrease in:
Receivable from futures commission merchants	—	(219,483)	—	—	1,545,086	5,064,018
Change in control of ownership - trading companies	(325,371)	—	—	—	2,079,617	(1,021,567)
Contributions to trading companies	—	—	—	—	—	2,920,468
Distributions from trading companies	—	—	—	—	—	(730,290)
Investments in unconsolidated trading companies, at fair value	(906,402)	293,263	(491,687)	(2,174,841)	165,450	1,065,497
Prepaid service fees - Class 1	1,167	7,036	6,840	11,225	1,854	13,531
Interest receivable	365,202	52,745	230,960	30,945	170,111	33,402
Receivable from other series	1,035	(189,085)	—	(87,205)	(22)	(94,229)
Receivable from related parties	—	(27,618)	(14,714)	(59,939)	—	(76,641)
Other assets	—	—	—	—	—	—
Incentive fees payable to Managing Owner	(143,466)	(5,405)	13,712	—	—	—
Management fees payable to Managing Owner	(10,941)	(9,209)	(21,104)	(6,220)	(8,283)	(65,638)
Interest payable to Managing Owner	(2,745)	(993)	(1,982)	(506)	(2,848)	(1,039)
Trading fees payable to Managing Owner	(16,034)	2,652	(14,501)	372	(10,056)	(8,287)
Service fees payable to Managing Owner	(7,205)	(3,541)	(8,034)	3,988	(3,747)	4,020
Payables to related parties	—	(17,531)	—	48,192	—	15,921
Other liabilities	1,440	—	—	—	—	237

Net cash provided by (used in) operating activities	5,811,609	4,541,521	4,684,461	766,952	4,555,026	5,543,855

Cash Flows from Financing Activities:
Proceeds from sale of units	1,303,503	1,542,265	752,596	1,620,222	303,597	575,710
Payment for redemption of units	(7,763,286)	(7,450,174)	(5,960,619)	(3,572,750)	(5,208,551)	(7,205,248)
Pending owner additions	12,002	(20,637)	(42)	(4,854)	—	(49,287)
Owner redemptions payable	(70,610)	(494,551)	45,129	144,941	(22,293)	(46,610)

Net cash provided by (used in) financing activities	(6,518,391)	(6,423,097)	(5,162,936)	(1,812,441)	(4,927,247)	(6,725,435)

Net increase (decrease) in cash and cash equivalents	(706,782)	(1,881,576)	(478,475)	(1,045,489)	(372,221)	(1,181,580)
Cash and cash equivalents, beginning of period	1,827,897	2,681,889	1,125,954	1,542,661	810,418	1,710,151

Cash and cash equivalents, end of period	$1,121,115	$800,313	$647,479	$497,172	$438,197	$528,571

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	3/31/2014	3/31/2013	3/31/2014	3/31/2013
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(3,711,819)	$(6,016,452)	$(1,043,766)	$1,001,644
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	1,550,802	(2,172,118)	—	—
Net change in options purchased, at fair value	(37,228)	(289,458)	—	—
Net change in options written, at fair value	(114,446)	198,437	—	—
Net change in ownership allocation of U.S. Treasury securities	125,990	(101,758)	326,279	(346,146)
Net change in custom time deposits	—	1,812,994	—	(3,508,038)
Net unrealized (gain)/loss on swap contracts	1,485,685	457,743	—	—
Net realized (gain)/loss on swap contracts	—	—	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	(2,447,648)	387,826	(357,469)	83,782
Net realized (gain)/loss on U.S. Treasury securities	194,409	(362,137)	30,381	(78,233)
(Purchases) sales of:
Sales of U.S. Treasury securities	17,026,142	6,027,702	2,630,713	1,302,165
Increase and/or decrease in:
Receivable from futures commission merchants	(1,894,177)	9,190,103	—	—
Change in control of ownership - trading companies	4,077,939	(281,653)	—	—
Investments in unconsolidated trading companies, at fair value	1,011,247	1,785,411	(300,837)	3,225,528
Contributions to trading companies	—	20,816,220	—	—
Distributions from trading companies	—	(18,929,075)	—	—
Prepaid service fees - Class 1	185	—	—	—
Interest receivable	652,079	83,231	100,069	13,439
Receivable from other series	—	(395,020)	—	(42,573)
Receivable from related parties	—	(82,654)	—	—
Other assets	465	(54)	—	—
Incentive fees payable to Managing Owner	(140,639)	(267,867)	—	—
Management fees payable to Managing Owner	(13,847)	(29,755)	(2,052)	(50,367)
Interest payable to Managing Owner	(29,295)	(22,861)	(5,039)	(1,126)
Trading fees payable to Managing Owner	(11,114)	(15,557)	(1,804)	(426)
Service fees payable to Managing Owner	(22,168)	(26,108)	(4,889)	(1,232)
Payables to related parties	2,934	6,634	161	(23,356)
Other liabilities	—	7,018	—	—

Net cash provided by (used in) operating activities	17,705,496	11,780,792	1,371,747	1,575,061

Cash Flows from Financing Activities:
Proceeds from sale of units	43,169	96,790	2,594	4,380
Payment for redemption of units	(10,919,584)	(14,821,287)	(1,542,977)	(2,011,800)
Pending owner additions	(1,774)	(8,471)	(164)	(68)
Owner redemptions payable	(557,253)	(15,711)	(31,088)	32,011

Net cash provided by (used in) financing activities	(11,435,442)	(14,748,679)	(1,571,635)	(1,975,477)

Net increase (decrease) in cash and cash equivalents	6,270,054	(2,967,887)	(199,888)	(400,416)
Cash and cash equivalents, beginning of period	3,292,570	4,111,855	494,931	664,310

Cash and cash equivalents, end of period	$9,562,624	$1,143,968	$295,043	$263,894

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	3/31/2014	3/31/2013	3/31/2014	3/31/2013
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(631,089)	$1,871,424	$(1,412,412)	$1,501,008
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	—	—	—	—
Net change in ownership allocation of U.S. Treasury securities	(4,057,168)	(117,717)	(273,040)	(73,002)
Net change in custom time deposits	—	(3,010,150)	—	(3,199,695)
Net unrealized (gain)/loss on swap contracts	—	—	1,208,563	—
Net realized (gain)/loss on swap contracts	—	—	—	—
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	(972,190)	123,411	(300,004)	54,398
Net realized (gain) loss on U.S. Treasury securities, at fair value	83,129	(115,236)	24,819	(50,795)
(Purchases) sale of:
Sales of U.S. Treasury Securities, at fair value	7,256,341	1,918,089	2,160,943	845,472
Increase and/or decrease in:
Change in control of ownership of trading companies	—	—	855	—
Contributions to trading companies	—	—	—	—
Distributions from trading companies	—	—	—	—
Investments in unconsolidated trading companies, at fair value	(577,839)	365,051	(95,628)	2,692,606
Interest receivable	242,710	25,284	82,302	10,846
Receivable from other series		(71,698)		(35,303)
Receivable from related parties	—	(15,719)	—	(11,972)
Other assets	—	—	—	—
Incentive fees payable to Managing Owner	(100,260)	—	(3,220)	—
Management fees payable to Managing Owner	(31,751)	3,778	(1,135)	(31,301)
Interest payable to Managing Owner	(6,143)	615	(4,261)	(501)
Trading fees payable to Managing Owner	(1,930)	219	(1,609)	(198)
Service fees payable to Managing Owner	(3,867)	(760)	(3,721)	(208)
Payables to related parties	3,282	(563)	1,170	(317)
Other liabilities	—	—	—	—

Net cash provided by (used in) operating activities	1,203,225	976,028	1,383,622	1,701,038

Cash Flows from Financing Activities:
Proceeds from sale of units	33,929	43,950	6,040	11,409
Payment for redemption of units	(1,550,061)	(1,884,717)	(1,535,404)	(2,083,348)
Pending owner additions	(330)	454	(883)	10
Owner redemptions payable	(40,167)	64,963	—	52,380

Net cash provided by (used in) financing activities	(1,556,629)	(1,775,350)	(1,530,247)	(2,019,549)

Net increase (decrease) in cash and cash equivalents	(353,404)	(799,322)	(146,625)	(318,511)
Cash and cash equivalents, beginning of period	1,325,731	1,249,455	424,001	536,159

Cash and cash equivalents, end of period	$972,327	$450,133	$277,376	$217,648

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Notes to Financial Statements (Unaudited)

1. Organization and Purpose

Equinox Frontier Funds, which is referred to in this report as the “Trust”, was formed on August 8, 2003, as a Delaware statutory trust. Please refer to the consolidated financial statements of the Trust included within this quarterly report. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest (the “Units”) pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). It is managed by Equinox Fund Management, LLC (the “Managing Owner”).

Purchasers of Units are limited owners of the Trust (“Limited Owners”) with respect to beneficial interests of the Series’ Units purchased. The Trust Act provides that, except as otherwise provided in the second amended and restated declaration of trust and trust agreement dated December 9, 2013, by and among the Managing Owner, Wilmington Trust Company as trustee and the unitholders, as may be amended from time to time (the “Trust Agreement”), unitholders in a Delaware statutory trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited Owners do not have any such liability. The Managing Owner will make contributions to the Series of the Trust necessary to maintain at least a 1% interest in the aggregate capital, profits and losses of the combined Series of the Trust.

The Trust, in relation to the Series, has been organized to pool investor funds for the purpose of trading in the United States (“U.S.”) and international markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities. The Trust, in relation to the Series, may also engage in futures contracts, forwards, option contracts and other interest in derivative instruments, including swap contracts (“Swaps”).

As of December 9, 2013, the Balanced Series of the Trust became known as the Equinox Frontier Balanced Fund, the Frontier Diversified Series of the Trust became known as the Equinox Frontier Diversified Fund, the Frontier Heritage Series became known as Equinox Frontier Heritage Fund, the Frontier Long/Short Commodity Series became known as the Equinox Frontier Long/Short Commodity Fund, the Frontier Masters Series became known as the Equinox Frontier Masters Fund, the Frontier Select Series became known as the Equinox Frontier Select Fund, and the Winton Series became known as the Equinox Frontier Winton Fund.

The Trust has seven (7) separate and distinct Series of Units issued and outstanding: Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund, and Equinox Frontier Heritage Fund, (each a “Series” and collectively, the “Series”). The Currency Series ceased trading on April 18, 2013 and the TBG Institutional Series ceased trading on May 23, 2013. The Trust, with respect to the Series, may issue additional Series of Units.

The Trust, with respect to each Series:

•

engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

•

allocates funds to a limited liability trading company or companies (“Trading Company” or “Trading Companies”). Except as otherwise described in these notes, each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s assets and make the trading decisions for the assets of each Series vested in such Trading Company. Each Trading Company will segregate its assets from any other Trading Company;

•	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

•	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

•

has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies);

•

maintains each Series of Units in three or six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of Selling Agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents; and

•

all payments made to Selling Agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund or Equinox Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of March 31, 2014, the Trust, with respect to the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Equinox Frontier Balanced Fund and the Equinox Frontier Long/Short Commodity Fund separates Units into six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of U.S. Treasury Securities and custom time deposits. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

As of March 31, 2014, Equinox Frontier Winton Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies and one or more Trading Advisors may manage the assets invested in such Trading Companies.

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

The consolidated financial statements of the Equinox Frontier Balanced Fund include the assets, liabilities and earnings of its majority-controlled trading companies; Frontier Trading Company I LLC (except for the earnings from January 31, 2014 to February 2, 2014) and the assets and liabilities of its majority owned Trading Companies, the earnings of Frontier Trading Company XIV, LLC from November 1, 2013 to January 13, 2014 and from February 28, 2014 to March 31, 2014, the earnings of Frontier Trading Company XXIII, LLC from July 11, 2012 to March 12, 2013 and from April 29, 2013 to March 31, 2014 and the earnings of Frontier Trading Company XXXIV, LLC from July 31, 2013 to March 31, 2014. Also included in the consolidated financial statements were the earnings of its majority controlled trading company, Frontier Trading Company XVIII, LLC from January 1, 2011 through May 14, 2012, the earnings from Frontier Trading Company XIV, LLC from January 1, 2013 through May 16, 2013, the earnings from Frontier Trading Company XV, LLC from January 1, 2012 through September 30, 2012, and the earnings from Frontier Trading Company XVII, LLC from January 1, 2013 through April 18, 2013. Multiple Series have investment interests in Frontier Trading Company I LLC. The Managing Owner assigns the full ownership and earnings of that swap identified in Note 4 as Option/Swap with Societe Generale, owned by Frontier Trading Company I LLC, to Equinox Frontier Balanced Fund.

The consolidated financial statements of the Equinox Frontier Long/Short Commodity Fund include the assets, liabilities and earnings of its majority controlled trading companies; Frontier Trading Company VII, LLC, from September 28, 2011 to March 31, 2014, Frontier Trading Company XVIII, LLC from May 15, 2012 through March 31, 2014, and Frontier Trading Company XXXVII, LLC from July 31, 2013 through March 31, 2014.

The consolidated financial statements of the Equinox Frontier Masters Fund include the assets, liabilities and earnings of its majority controlled trading company, Frontier Trading Company XXI, LLC (earnings from March 1, 2011 through December 28, 2012).

The consolidated financial statements of the Equinox Frontier Diversified Fund include the assets, liabilities and earnings of its majority controlled trading company, Frontier Trading Company V, LLC (earnings from March 9, 2013 through August 26, 2013 (Closed)),Frontier Trading Company XXXV, LLC from July 31, 2013 through December 31, 2013 and the earnings of Trading Company I LLC from January 31, 2014 to February 2, 2014.

The consolidated financial statements of the Equinox Frontier Heritage Fund include the assets, liabilities and earnings of its majority controlled trading company, Frontier Trading Company XXXIX, LLC (earnings from November 18, 2013 through March 31, 2014).

Each of the Series has invested in Frontier Trading Company XXXVIII, LLC on the same basis as its ownership in the cash pool. Frontier Trading Company XXXVIII, LLC assets, liabilities and earnings are allocated to all the Series of the Trust based on their proportionate share of the cash pool.

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

Interest Income—Aggregate interest income from all sources, including U.S. Treasuries and assets held at Futures Commission Merchants (“FCM”), of up to two percentage points of the aggregate percentage yield (annualized), is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund and Equinox Frontier Balanced Fund (Class 1a, Class 2a and Class 3a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. All interest not paid to the Managing Owner is interest income to the Series.

U.S. Treasury Securities are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool.

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

Investment Transactions—Futures, options on futures, forward and swap contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are settled. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statements of financial condition as open trade equity (deficit) as there exists a right of offset of unrealized gains or losses in accordance with ASC 210, Balance Sheet (“ASC 210”) and Accounting Standards Update (ASU) 2013-01, Balance Sheet (Topic 210).

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

Investments and Swaps—The Trust, with respect to the Series, records investment transactions on a trade date basis and at fair value, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts are reported at fair value basis upon daily reports from the counterparty. The Managing Owner values the investments based on the CTA’s estimated position information on a same-trading day basis. The Managing Owner reviews and approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts. This fair value is corroborated by valuations provided by a third party pricing service on a daily basis. The pricing service, utilizing proprietary model-intensive methodologies, selects and implements the pricing model appropriate for each swap valuation. The pricing service does not provide detail of the pricing model to management. The Managing Owner engages, via inquiry and review of methodology documentation, with the service provider to gain an understanding of the valuation model selected, the components of the model, both observable and unobservable; and quality control testing procedures in place.

Income Taxes—The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust, with respect to the Series. The 2010 through 2013 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Service Fees—The Trust may maintain each Series of Units in three or six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents.

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

Recently Adopted Accounting Pronouncements—In June of 2013, FASB issued ASU 2013-08 to (i) modify Topic 946 for determining whether an entity is an investment company; (ii) update the measurement requirements for noncontrolling interests in other investment companies; and (iii) require additional disclosures for investment companies under U.S. GAAP. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on the financial positions or results of operations.

Reclassification—Certain amounts in the 2013 financial statements have been reclassified to conform with the 2014 presentation. None of the reclasses had an impact on the NAV or performance of the Series.

Subsequent Events—The Trust, with respect to the Series, follows the provisions of ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and up through the date the financial statements are issued. No events or transactions requiring recognition or disclosure have been identified.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value basis upon daily reports from the counterparty. The Managing Owner values the investments based on the CTA’s estimated position information on a same-trading day basis. The Managing Owner reviews and approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts. The fair value is corroborated through the use of a third party pricing service (“pricing service”). The valuation requires significant estimates utilizing Level 3 inputs, corroborated by management through the use of a third party pricing service (“pricing service”). The pricing service, utilizing proprietary model-intensive methodologies, selects and implements the pricing model appropriate for each swap valuation. The pricing service does not provide detail of the pricing model to management. The Managing Owner engages, via inquiry and review of methodology documentation, with the service provider to gain an understanding of the valuation model selected, the components of the model, both observable and unobservable; and quality control testing procedures in place. The pricing service’s methodology includes performance of tolerance testing on its valuation models to ensure consistency and reasonableness of the values derived. The tolerance testing includes valuing the components of the product separately, i.e. underlying asset, volatility, financing rates, and so forth. The tolerance testing is part of the initial valuation setup and the ongoing daily valuation process. The pricing service also has several layers of quality control including: engineering / reverse engineering process to understand each Swap and its subcomponent parts fully; comparative analysis against other valuations performed with similar composition and characteristics; review of output valuation against expectations based on observable price movements of underlying futures; and lastly, periodic review by senior a financial engineer to ensure the design and function of the model is stable and performs as expected.

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

The following table summarizes the instruments that comprise the Trust, with respect to the Series, financial asset portfolio, by Series, measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Equinox Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$21,202,420	$541,254	$—	$21,743,674
Open Trade Equity (Deficit)	—	—	—	—
Swap Contracts	—	—	2,858,230	2,858,230
U.S. Treasury Securities	29,160,624	—	—	29,160,624
Equinox Frontier Masters Fund
Investment in Unconsolidated Trading Companies	9,337,256	321,141	—	9,658,397
U.S. Treasury Securities	16,841,167	—	—	16,841,167
Equinox Frontier Long/Short Commodity Fund
Open Trade Equity (Deficit)	26,316	—	—	26,316
Options Purchased	—	1,868,663	—	1,868,663
Options Written	—	(1,303,208)	—	(1,303,208)
Investment in Unconsolidated Trading Companies	490,319	—	—	490,319
Swap Contracts	—	—	2,031,764	2,031,764
U.S. Treasury Securities	11,397,659	—	—	11,397,659
Equinox Frontier Balanced Fund
Open Trade Equity (Deficit)	1,683,756	700,694	—	2,384,450
Options Purchased	—	203,143	—	203,143
Options Written	—	(69,410)	—	(69,410)
Investment in Unconsolidated Trading Companies	12,312,341	389,727	—	12,702,068
Swap Contracts	—	—	8,635,891	8,635,891
U.S. Treasury Securities	53,649,502	—	—	53,649,502
Equinox Frontier Select Fund
Investment in Unconsolidated Trading Companies	5,174,226	112,657	1,878,498	7,165,381
U.S. Treasury Securities	7,674,181	—	—	7,674,181
Equinox Frontier Winton Fund
Investment in Unconsolidated Trading Companies	8,073,948	283,214	—	8,357,162
U.S. Treasury Securities	25,290,593	—	—	25,290,593
Equinox Frontier Frontier Heritage Fund	—	—	—	—
Investment in Unconsolidated Trading Companies	1,921,478	63,416	—	1,984,894
Swap Contracts	—	—	4,226,621	4,226,621
U.S. Treasury Securities	7,214,662	—	—	7,214,662

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Equinox Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$20,167,937	$669,335	$—	$20,837,272
Swap Contracts	—	—	3,437,632	3,437,632
U.S. Treasury Securities	38,055,417	—	—	38,055,417
Equinox Frontier Masters Fund
Investment in Unconsolidated Trading Companies	8,290,975	875,735	—	9,166,710
U.S. Treasury Securities	23,441,497	—	—	23,441,497
Equinox Frontier Long/Short Commodity Fund
Open Trade Equity (Deficit)	(191,069)	—	—	(191,069)
Options purchased	—	98,740	—	98,740
Options Written	—	(172,650)	—	(172,650)
Investment in Unconsolidated Trading Companies	655,769	—	—	655,769
Swap Contracts	—	—	2,456,546	2,456,546
U.S. Treasury Securities	16,872,290	—	—	16,872,290
Equinox Frontier Balanced Fund
Open Trade Equity (Deficit)	3,475,896	459,356	—	3,935,252
Options purchased	—	165,915	—	165,915
Options Written	—	(183,856)	—	(183,856)
Investment in Unconsolidated Trading Companies	12,953,295	760,020	—	13,713,315
Swap Contracts	—	—	10,122,003	10,122,003
U.S. Treasury Securities	68,548,395	—	—	68,548,395
Equinox Frontier Select Fund
Investment in Unconsolidated Trading Companies	3,886,810	562,097	2,415,637	6,864,544
U.S. Treasury Securities	10,304,085	—	—	10,304,085
Equinox Frontier Winton Fund
Investment in Unconsolidated Trading Companies	7,772,031	7,292	—	7,779,323
U.S. Treasury Securities	27,600,705	—	—	27,600,705
Equinox Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	1,887,631	1,635	—	1,889,266
Swap Contracts	—	—	5,435,184	5,435,184
U.S. Treasury Securities	8,827,380	—	—	8,827,380

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the three months ended March 31, 2014 and year ended December 31, 2013, all identified Level 3 assets are components of the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund.

For the Three Months Ended March 31, 2014

Swaps:

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund
Balance of recurring Level 3 assets as of January 1, 2014	$3,437,632	$2,456,546	$10,122,003
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(579,402)	(424,782)	(1,486,112)
Purchases of investments	—	—	—
Sales of investments	—	—
Change in ownership allocation of total return swaps	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of March 31, 2014	$2,858,230	$2,031,764	$8,635,891

Equinox Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2014	$5,435,184
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	(1,208,563)
Purchases of investments	—
Sales of investments	—
Change in ownership allocation of total return swaps	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of March 31, 2014	$4,226,621

Investments in Unconsolidated Trading Companies:

Equinox Frontier Select Fund
Balance of recurring Level 3 assets as of January 1, 2014	$2,415,637
Change in fair value of investments in unconsolidated trading companies	(537,139)
Proceeds from sales of investments of unconsolidated trading companies	—
Purchases of investments of unconsolidated trading companies	—
Change in ownership allocation	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of March 31, 2014	$1,878,498

For the Year Ended December 31, 2013

Swaps:

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund
Balance of recurring Level 3 assets as of January 1, 2013	$—	$—	$22,289,478
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	(3,554,723)
Included in earnings-unrealized	37,632	(423,454)	2,486,559
Purchases of investments	3,400,000	2,880,000	9,600,000
Sales of investments	—	—	(20,694,866)
Change in ownership allocation of total return swaps	—	—	(4,445)
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2013	$3,437,632	$2,456,546	$10,122,003

Equinox Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2013	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	591,793
Purchases of investments	—
Sales of investments	—
Change in ownership allocation of total return swaps	4,843,391
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2013	$5,435,184

Investments in Unconsolidated Trading Companies:

	Equinox Frontier Balanced Fund	Equinox Frontier Select Fund
Balance of recurring Level 3 assets as of January 1, 2013	$—	$—
Change in fair value of investments in unconsolidated trading companies	(427,558)	(1,461)
Proceeds from sales of investments of unconsolidated trading companies	(972,442)	—
Purchases of investments of unconsolidated trading companies	1,400,000	1,600,000
Change in ownership allocation	—	817,098
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2013	$—	$2,415,637

	Equinox Frontier Diversified Fund	Equinox Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2013	$—	$—
Change in fair value of investments in unconsolidated trading companies	(133,970)	(1,827)
Proceeds from sales of investments of unconsolidated trading companies	—	—
Purchases of investments of unconsolidated trading companies	1,000,000	2,000,000
Change in ownership allocation	(866,030)	(1,998,173)
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2013	$—	$—

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended March 31, 2014 and year ended December 31, 2013, the Trust did not transfer any assets between Level 1, 2 and 3.

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of March 31, 2014 and December 31, 2013, approximately 6.7% and 7.0%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps and is recorded as cash and cash equivalents on the Statements of Financial Condition of the Trust.

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

The Series had invested in the following Swaps as of and for the three months ended March 31, 2014:

	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund
	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$83,722,577	$25,500,000	$34,400,000
Termination Date	8/2/2018	8/2/2018	8/7/2018
Investee Returns	On Default	On Default	On Default
Realized Gain/(Loss)	$0	$0	$0

Unrealized Gain/(Loss)	($1,485,685)	($579,402)	($424,783)

Fair Value as of 3/31/2014	$8,635,891	$2,858,230	$2,031,764

Equinox Frontier Heritage Fund
Total Return Swap
Counterparty	DeutscheBank AG
Notional Amount	$18,663,283
Termination Date	3/26/2018
Investee Returns	On Default
Realized Gain/(Loss)	$0

Unrealized Gain/(Loss)	($1,208,563)

Fair Value as of 3/31/2014	$4,226,621

The Series have invested in the following Swaps as of and for the year ended December 31, 2013:

	Equinox Frontier Balanced Fund
	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Societe Generale	DeutscheBank	DeutscheBank AG
Notional Amount	$—	$—	$64,000,000
Termination Date	11/21/2014	6/30/2016	8/2/2018
Investee Returns	Total Returns	On Default	On Default
Realized Gain/(Loss)	$(1,645,980)	$(1,908,743)	$—

Unrealized Gain/(Loss)	$212,146	$1,749,332	$522,003

Fair Value as of 12/31/2013	$—	$—	$10,122,003

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$25,500,000	$34,400,000	$18,663,283
Termination Date	8/2/2018	8/7/2018	3/26/2018
Investee Returns	On Default	On Default	On Default
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$37,632	$(423,454)	$591,793

Fair Value as of 12/31/2013	$3,437,632	$2,456,546	$5,435,184

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014		As of December 31, 2013
	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value

Series

Equinox Frontier Diversified Fund —
Frontier Trading Companies I, II, VII, IX, XIV, XV, XXXIII and XXXVIII	40.23%	$21,743,674	32.84%	$20,837,272

Equinox Frontier Masters Fund —
Frontier Trading Companies II, XIV, XV and XXXVIII	35.84%	$9,658,397	27.14%	$9,166,710

Equinox Frontier Long/Short Commodity Fund —
Frontier Trading Company I and XXXVIII	2.33%	$490,319	2.31%	$655,769

Equinox Frontier Balanced Fund —
Frontier Trading Companies II, VII, XV and XXXVIII	11.41%	$12,702,068	11.26%	$13,713,315

Equinox Frontier Select Fund —
Frontier Trading Companies XV, XXXVIII and XXXIX	47.68%	$7,165,381	38.98%	$6,864,544

Equinox Frontier Winton Fund —
Frontier Trading Company II and XXXVIII	24.24%	$8,357,162	21.24%	$7,779,323

Equinox Frontier Heritage Fund —
Frontier Trading Companies II and XXXVIII	14.54%	$1,984,894	11.39%	$1,889,266

The following tables summarizes each of the Series; equity in earnings from unconsolidated Trading Companies for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Equinox Frontier Diversified Fund

Frontier Trading Company I LLC	$(70,393)	$1,144,628	$(601,231)	$473,004	$(128,516)	$(357,571)	$(672,046)	$(1,158,132)
Frontier Trading Company II LLC	(4,751)	266,640	(284,827)	(22,938)	(6,096)	1,311,057	(92,220)	1,212,741
Frontier Trading Company V LLC	—	—	—	—	(9,571)	1,055,495	(187,841)	858,083
Frontier Trading Company VI LLC	—	—	—	—	—	—	—	—
Frontier Trading Company VII, LLC	(152,103)	(617,460)	(238,109)	(1,007,672)	(87,931)	(534,092)	48,285	(573,737)
Frontier Trading Company IX, LLC	—	—	—		—	—	—	—
Frontier Trading Company XIV, LLC	(59,609)	(628,000)	64,707	(622,902)	(78,418)	(1,225,951)	938,457	(365,912)
Frontier Trading Company XV, LLC	(15,711)	659,867	(952,930)	(308,774)	(18,486)	32,629	148,279	162,422
Frontier Trading Company XVIII, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XXI, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XXIII, LLC	(12,201)	283,424	95,506	366,729	(13,200)	(328,080)	(64,984)	(406,263)
Frontier Trading Company XXXVIII, LLC	(12,407)	(766,684)	(577,656)	(1,356,747)	—	—	—	—
Frontier Trading Company XXXIX, LLC				—			10,500	10,500

Total	$(327,175)	$342,415	$(2,494,540)	$(2,479,300)	$(342,217)	$(46,513)	$128,431	$(260,299)

Equinox Frontier Masters Fund
Frontier Trading Company I LLC	$(5,656)	$(356,517)	$490,064	$127,891	$—	$—	$—	$—
Frontier Trading Company II LLC	(3,710)	214,076	(241,479)	(31,113)	(3,449)	741,157	(51,324)	686,385
Frontier Trading Company XIV, LLC	(59,109)	(623,196)	(1,706)	(684,011)	(31,416)	(491,605)	375,740	(147,281)
Frontier Trading Company XV, LLC	(29,455)	680,449	(1,157,896)	(506,902)	(37,689)	76,997	312,247	351,555
Frontier Trading Company XXXVIII, LLC	(7,070)	(418,640)	(333,592)	(759,302)	—	—	—	—

Total	$(105,000)	$(503,828)	$(1,244,609)	$(1,853,437)	$(72,554)	$326,549	$636,663	$890,658

Equinox Frontier Long/Short Commodity Fund
Frontier Trading Company I LLC	$—	$—	$—	$—	$(15,794)	$(157,118)	$(150,252)	$(323,164)
Frontier Trading Companies VII, LLC	—	—	—	—	—	—	—	—
Frontier Trading Companies XVIII, LLC	—	—	—	—	—	—	—	—
Frontier Trading Companies XXIII, LLC	—	—	—	—	(6,308)	(180,509)	(21,131)	(207,949)
Frontier Trading Company XXXVIII, LLC	(4,943)	(293,160)	(247,543)	(545,646)	—	—	—	—

Total	$(4,943)	$(293,160)	$(247,543)	$(545,646)	$(22,102)	$(337,627)	$(171,384)	$(531,113)

Equinox Frontier Balanced Fund
Frontier Trading Company I LLC	$(2,356)	$224,161	$103,565	325,370	$—	$—	$—	$—
Frontier Trading Company II LLC	(6,746)	422,192	(533,681)	(118,235)	(11,501)	2,382,683	29,643	2,400,825
Frontier Trading Company V LLC	—	—	—	—	(13,876)	1,530,384	(272,459)	1,244,049
Frontier Trading Company VII, LLC	(135,914)	(619,532)	(143,328)	(898,774)	(144,075)	(1,326,705)	256,553	(1,214,227)
Frontier Trading Company XIV, LLC	(75,543)	(1,180,680)	610,861	(645,362)	—	—	—	—
Frontier Trading Company XV, LLC	(22,806)	867,989	(1,231,415)	(386,232)	(36,685)	91,850	255,168	310,332
Frontier Trading Company XVI, LLC	—	—	—	—	(3,769)	47,987	(29,090)	15,128
Frontier Trading Company XVIII, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XXIII, LLC	—	—	—	—	(1,179)	13,038	29,659	41,518
Frontier Trading Company XXXVIII, LLC	(21,974)	(1,329,333)	(1,006,145)	(2,357,452)	—	—	—	—
Frontier Trading Company XXXIX, LLC	—	—	(1,538)	(1,538)	—	—	14,700	14,700

Total	$(265,339)	$(1,615,203)	$(2,201,681)	$(4,082,223)	$(211,085)	$2,739,237	$284,173	$2,812,325

Equinox Frontier Select Fund
Frontier Trading Company V LLC	$—	$—	$—	$—	$(12,346)	$1,188,591	$(78,854)	$1,097,391
Frontier Trading Company VI LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XV, LLC	(29,250)	712,977	(899,389)	(215,662)	(22,858)	131,649	105,458	214,249
Frontier Trading Company XXI, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XXXVIII, LLC	(3,264)	(193,892)	(148,153)	(345,309)	—	—	—	—
Frontier Trading Company XXXIX, LLC	—	—	(536,455)	(536,455)	—	—	16,800	16,800

Total	$(32,514)	$519,085	$(1,583,997)	$(1,097,426)	$(35,204)	$1,320,240	$43,404	$1,328,440

Equinox Frontier Winton Fund
Frontier Trading Company II LLC	$(13,950)	$877,058	$(885,581)	$(22,473)	$(11,653)	$2,504,392	$(173,364)	$2,319,375
Frontier Trading Company XXXVIII , LLC	(9,539)	(564,895)	(395,352)	(969,786)	—	—	—	—

Total	$(23,489)	$312,163	$(1,280,933)	$(992,259)	$(11,653)	$2,504,392	$(173,364)	$2,319,375

Equinox Frontier Heritage Fund
Frontier Trading Company II LLC	$(3,125)	$196,488	$(198,569)	$(5,206)	$(2,664)	$554,947	$4,069	$556,353
Frontier Trading Company V LLC	—	—	—	—	(13,268)	1,404,612	(205,240)	1,186,104
Frontier Trading Company XXXVIII, LLC	(2,805)	(167,218)	(127,972)	(297,995)	—	—	—	—
Frontier Trading Company XXXIX, LLC	—	—	—	—	—	—	20,999	20,999

Total	$(5,930)	$29,270	$(326,541)	$(303,201)	$(15,931)	$1,959,559	$(180,172)	$1,763,456

The statements of financial condition as of March 31, 2014 and December 31, 2013 and the Condensed Statement of Income for the three months ended March 31, 2014 and 2013 for the unconsolidated Trading Companies are as follows:

Statements of Financial Condition - March 31, 2014	Frontier Trading Company II LLC	Frontier Trading Company XV LLC	Frontier Trading Company XXXVIII LLC

Receivable from commission merchants	$15,164,505	$18,982,814	$4,372,929
Open trade equity/(deficit)	2,177,156	(697,475)	688,305
Interest receivable/(payable)	362	580	(409)

Total assets	$17,342,023	$18,285,919	$5,060,825

Members’ equity	$17,342,023	$18,285,921	$5,060,825

Statements of Financial Condition - December 31, 2013	Frontier Trading Company II LLC	Frontier Trading Company XV LLC	Frontier Trading Company XXXVIII LLC

Receivable from commission merchants	$13,212,581	$13,257,812	$3,359,991
Open trade equity/(deficit)	4,321,293	5,990,245	3,520,515
Interest receivable/(payable)	155	657	(227)

Total assets	$17,534,029	$19,248,714	$6,880,279

Members’ equity	$17,534,029	$19,248,714	$6,880,279

Condensed Statement of Income - For the Three Months Ended March 31, 2014	Frontier Trading Company II LLC	Frontier Trading Company XV LLC	Frontier Trading Company XXXVIII LLC

Interest income	$(960)	$225	$1,419
Net realized gain/(loss) on investments, less commissions	(1,944,172)	(2,824,060)	3,795,824
Change in open trade equity/(deficit)	2,144,137	4,241,630	2,832,210

Net income/(loss)	$199,005	$1,417,795	$6,629,453

Condensed Statement of Income - For the Three Months Ended March 31, 2013	Frontier Trading Company II LLC	Frontier Trading Company XV LLC	Frontier Trading Company XXIII LLC	Frontier Trading Company XXXIX LLC

Interest income	$7,225	$(3,176)	$7	$—
Net realized gain/(loss) on investments, less commissions	7,451,650	242,745	(1,254,614)	—
Change in open trade equity/(deficit)	(283,196)	852,622	(214,330)	62,997

Net income/(loss)	$7,175,679	$1,092,191	$(1,468,937)	$62,997

6. Transactions with Affiliates

The Managing Owner contributes funds to the Trust, with respect to the Series, in order to have a 1% interest in the aggregate capital, profits and losses of all Series and in return will receive units designated as general units in the Series in which the Managing Owner invests such funds. The general units may only be purchased by the Managing Owner and may be subject to no advisory fees or advisory fees at reduced rates. Otherwise, the general units hold the same rights as the limited units. The Managing Owner is required to maintain at least a 1% interest (“Minimum Purchase Commitment”) in the aggregate capital, profits and losses of all Series so long as it is acting as the Managing Owner of the Trust. Such contribution was made by the Managing Owner before trading commenced for the Trust and will be maintained throughout the existence of the Trust, and the Managing Owner will make such purchases as are necessary to effect this requirement. Additionally, the Managing Owner agreed with certain regulatory bodies to maintain a 1% interest specifically in the Equinox Frontier Balanced Fund Class 1a Units and Equinox Frontier Balanced Fund Class 2a Units, aggregated, and each of the Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Diversified Fund and Equinox Frontier Masters Fund. The 1% interest in these specific Series is included in computing the Minimum Purchase Commitment in aggregate capital. In addition to the General Units the Managing Owner receives in respect of its Minimum Purchase Commitment, the Managing Owner may purchase Limited Units in any Series as a Limited Owner. Principals of the Managing Owner or affiliates are allowed to own beneficial interests in the Trust, with respect to the Series, as well. All Units purchased by the Managing Owner are held for investment purposes only and not for resale. The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner. The Trust has and will continue to have certain relationships with the Managing Owner and its affiliates.

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets attributable to such Series (including notional assets), calculated on a daily basis. The annual rate of the management fee is 0.5% for the Equinox Frontier Balanced Fund Class 1, Class 2 and Class 3, 1.0% for the Equinox Frontier Balanced Fund Class 1a and Class 2a, 2.0% for the Equinox Frontier Winton Fund, Equinox Frontier Long/Short Commodity Fund Class 1a and Class 2a and Equinox Frontier Masters Fund, 0.75% for Equinox Frontier Diversified Fund, 2.5% for the Equinox Frontier Heritage Fund and Equinox Frontier Select Fund, and 3.5% for the Equinox Frontier Long/Short Commodity Fund Class 1 and Class 2. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

Trading Fees—In connection with each Series’ trading activities, the Equinox Frontier Long/Short Commodity Fund (Classes 1, 2 and 3), Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund pays to the Managing Owner a trading fee, or FCM Fee, up to 0.75% of such Series’ NAV, calculated daily. The Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund (Classes 1a and 2a) and Equinox Frontier Masters Fund pays to the Managing Owner a trading fee, or FCM Fee, up to 2.25% and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, and Equinox Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Equinox Frontier Balanced Fund and the Equinox Frontier Diversified Fund and 20% for the Equinox Frontier Winton Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, Equinox Frontier Long/Short Commodity Fund and Equinox Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Service Fees—In addition, with respect to Class 1 and Class 1a Units of each Series, as applicable, the Series pays monthly or service fees to the Managing Owner up to 3% of NAV annually, which the Managing Owner pays to selling agents of the Trust, with respect to the Series.

The following table summarizes fees earned by the Managing Owner for the three months ended March 31, 2014 and 2013.

Three Months Ended March 31, 2014	Incentive Fee	Management Fee	Service Fee	Trading Fee

Equinox Frontier Diversified Fund	$432,084	$276,556	$148,411	$342,565
Equinox Frontier Masters Fund	13,712	277,080	104,283	175,915
Equinox Frontier Long/Short Commodity Fund	—	286,630	38,564	81,977
Equinox Frontier Balanced Fund	551,286	290,385	549,448	187,399
Equinox Frontier Select Fund	—	138,438	105,588	29,402
Equinox Frontier Winton Fund	—	280,373	182,964	64,595
Equinox Frontier Heritage Fund	—	80,009	72,725	23,099

Three Months Ended March 31, 2013	Incentive Fee	Management Fee	Service Fee	Trading Fee

Equinox Frontier Diversified Fund	$184,498	$410,426	$305,403	$636,522
Equinox Frontier Masters Fund	—	324,723	175,344	292,626
Equinox Frontier Long/Short Commodity Fund	—	638,253	96,103	211,732
Equinox Frontier Balanced Fund	259,439	494,637	991,548	345,915
Equinox Frontier Select Fund	—	209,199	157,859	44,783
Equinox Frontier Winton Fund	—	252,254	222,806	74,742
Equinox Frontier Heritage Fund	—	139,061	119,839	37,183

The following table summarizes fees payable to the Managing Owner as of March 31, 2014 and December 31, 2013.

As of March 31, 2014

	Incentive Fees	Management Fees	Service Fees	Trading Fees

Equinox Frontier Diversified Fund	$432,084	$90,563	$39,058	$120,132
Equinox Frontier Masters Fund	13,712	85,923	27,824	58,186
Equinox Frontier Long/Short Commodity Fund	—	96,600	11,218	24,732
Equinox Frontier Balanced Fund	551,278	99,238	168,118	62,011
Equinox Frontier Select Fund	—	47,746	34,156	9,741
Equinox Frontier Winton Fund	—	96,346	49,187	21,914
Equinox Frontier Heritage Fund	—	27,480	21,764	7,603

As of December 31, 2013

	Incentive Fees	Management Fees	Service Fees	Trading Fees

Equinox Frontier Diversified Fund	$575,550	$101,504	$46,263	$136,166
Equinox Frontier Masters Fund	—	107,027	35,858	72,687
Equinox Frontier Long/Short Commodity Fund	—	104,883	14,965	34,788
Equinox Frontier Balanced Fund	691,917	113,085	190,286	73,125
Equinox Frontier Select Fund	—	49,798	39,045	11,545
Equinox Frontier Winton Fund	100,260	128,097	53,054	23,844
Equinox Frontier Heritage Fund	15,411	28,615	25,485	9,212

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the three months ended March 31, 2014, amounts paid or owed to the Managing Owner for the difference in monthly service fees from prepaid initial service fees were ($2,936) for the Equinox Frontier Balanced Fund, $21 for the Equinox Frontier Long/Short Commodity Fund, ($2,476) for the Equinox Frontier Diversified Fund, ($160) for the Equinox Frontier Select Fund, ($1,171) for the Equinox Frontier Heritage Fund, ($3,280) for the Equinox Frontier Winton Fund and $1,264 for the Equinox Frontier Masters Fund.

For the year ended December 31, 2013, amounts paid or owed to the Managing Owner for the difference in monthly service fees from prepaid initial service fees were ($8,006) for the Equinox Frontier Balanced Fund, $2,379 for the Equinox Frontier Long/Short Commodity Fund, ($7,050) for the Equinox Frontier Diversified Fund, ($158) for the Equinox Frontier Select Fund, ($544) for the Equinox Frontier Heritage Fund, ($2,653) for the Equinox Frontier Winton Fund and ($2,196) for the Equinox Frontier Masters Fund.

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund, and Equinox Frontier Balanced Fund (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. During the three months ended March 31, 2014 and 2013, the Trust paid $698,392 and $1,572,304, respectively, of such interest income to the Managing Owner. Such amounts are not included in the statements of operations of the Series. All other interest income is recorded by the respective Series on the statements of operations. The following table outlines the amounts paid by each Series to the Managing Owner and its ratio to average net assets for the three months ended March 31, 2014 and 2013:

	2014	2013	2014	2013
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets
Equinox Frontier Diversified Fund Class 1	$18,329	$59,839	0.07%	0.11%
Equinox Frontier Diversified Fund Class 2	22,729	58,175	0.07%	0.11%
Equinox Frontier Diversified Fund Class 3	161	n/a	0.03%	n/a
Equinox Frontier Masters Fund Class 1	15,782	38,263	0.08%	0.11%
Equinox Frontier Masters Fund Class 2	7,629	18,944	0.08%	0.11%
Equinox Frontier Masters Fund Class 3	407	n/a	0.08%	n/a
Equinox Frontier Long/Short Commodity Fund Class 2	1,996	8,300	0.08%	0.14%
Equinox Frontier Long/Short Commodity Fund Class 3	6,853	25,178	0.08%	0.14%
Equinox Frontier Long/Short Commodity Fund Class 1a	6,010	25,713	0.08%	0.14%
Equinox Frontier Long/Short Commodity Fund Class 2a	2,152	14,950	0.08%	0.14%
Equinox Frontier Long/Short Commodity Fund Class 3a	302	n/a	0.08%	n/a
Equinox Frontier Balanced Fund Class 1	265,807	660,914	0.36%	0.48%
Equinox Frontier Balanced Fund Class 2	87,195	240,017	0.36%	0.48%
Equinox Frontier Balanced Fund Class 2a	341	974	0.07%	0.10%
Equinox Frontier Balanced Fund Class 3a	1,584	3,491	0.07%	0.10%
Equinox Frontier Select Fund Class 1	50,021	105,161	0.35%	0.48%
Equinox Frontier Select Fund Class 2	5,692	14,157	0.35%	0.48%
Equinox Frontier Winton Fund Class 1	112,028	148,445	0.45%	0.48%
Equinox Frontier Winton Fund Class 2	46,159	50,729	0.45%	0.48%
Equinox Frontier Heritage Fund Class 1	37,170	79,818	0.38%	0.48%
Equinox Frontier Heritage Fund Class 2	10,045	19,236	0.38%	0.48%

Total	$698,392	$1,572,304

The Managing Owner, under an amended contract, paid to The Bornhoft Group Corporation, an affiliate of the Trust, an annual payment of $1,100,000 for the first year of the contract and $600,000 for the second year of the contract, for investment and advisor services and 0.1% annually of the trading level with the Equinox Frontier Balanced Fund in lieu of a monthly service fee. The Managing Owner paid $221,095 and $251,890, respectively under this agreement for the three months ended March 31, 2014 and 2013.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $230,000 and $250,000, for the three months ended March 31, 2014 and 2013, respectively.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $208,417 and $548,092, respectively, for the three months ended March 31, 2014 and 2013.

Equinox Group Distributors LLC, an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

7. Financial Highlights

The following information presents the financial highlights of the Trust, with respect to the Series, for the three months ended March 31, 2014 and 2013.

	Equinox Frontier Diversified Fund (5)			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2013	$87.10	$94.35	$84.21	$91.83	$99.46	$91.91	$125.26	$125.30	$92.73	$100.34	$100.47
Net operating results:
Interest income	0.23	0.25	0.23	0.28	0.30	0.28	0.38	0.38	0.28	0.30	0.30
Expenses	(1.97)	(1.62)	(1.50)	(1.82)	(1.47)	(1.36)	(2.03)	(2.02)	(1.94)	(1.62)	(1.61)
Net gain/(loss) on investments, net of non-controlling interests	(2.59)	(2.93)	(0.02)	(2.99)	(3.33)	(3.03)	(12.13)	(12.15)	(8.65)	(9.46)	(9.42)

Net income/(loss)	(4.33)	(4.30)	(1.29)	(4.53)	(4.50)	(4.11)	(13.78)	(13.79)	(10.31)	(10.78)	(10.73)

Net asset value, March 31, 2014	$82.77	$90.05	$82.92	$87.30	$94.96	$87.80	$111.48	$111.51	$82.42	$89.56	$89.74

Ratios to average net assets (3)
Net investment income/(loss)	-6.17%	-3.86%	-3.86%	-6.99%	-4.87%	-4.87%	-5.64%	-5.64%	-7.73%	-5.64%	-5.64%
Expenses before incentive fees (4)	6.57%	4.26%	10.95%	8.23%	6.11%	6.11%	6.94%	6.94%	9.03%	6.94%	6.94%
Expenses after incentive fees (4)	7.30%	4.99%	11.68%	8.28%	6.15%	6.15%	6.94%	6.94%	9.03%	6.94%	6.94%
Total return before incentive fees (2)	-4.24%	-3.82%	-0.80%	-4.89%	-4.48%	-4.43%	-11.00%	-11.01%	-11.12%	-10.74%	-10.68%
Total return after incentive fees (2)	-4.97%	-4.56%	-1.53%	-4.93%	-4.52%	-4.47%	-11.00%	-11.01%	-11.12%	-10.74%	-10.68%

	Equinox Frontier Balanced Fund				Equinox Frontier Select Fund
	Class 1	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2013	$106.29	$140.49	$118.80	$118.41	$79.86	$104.14
Net operating results:
Interest income	0.00	0.00	0.37	0.37	0.00	0.00
Expenses	(1.81)	(1.39)	(1.17)	(1.17)	(1.36)	(1.05)
Net gain/(loss) on investments, net of non-controlling interests	(2.49)	(3.29)	(2.83)	(2.81)	(3.49)	(4.54)

Net income/(loss)	(4.30)	(4.68)	(3.63)	(3.61)	(4.85)	(5.59)

Net asset value, March 31, 2014	$101.99	$135.81	$115.17	$114.80	$75.01	$98.55

Ratios to average net assets (3)
Net investment income/(loss)	-5.46%	-2.46%	-1.17%	-1.17%	-7.28%	-4.28%
Expenses before incentive fees (4)	4.91%	1.91%	1.91%	1.91%	7.28%	4.28%
Expenses after incentive fees (4)	5.46%	2.46%	2.46%	2.46%	7.28%	4.28%
Total return before incentive fees (2)	-3.50%	-2.79%	-2.51%	-2.50%	-6.07%	-5.37%
Total return after incentive fees (2)	-4.05%	-3.33%	-3.06%	-3.05%	-6.07%	-5.37%

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2013	$139.59	$174.17	$102.05	$134.21
Net operating results:
Interest income	0.00	0.00	0.00	0.00
Expenses	(2.35)	(1.68)	(1.52)	(1.05)
Net gain/(loss) on investments, net of non-controlling interests	(0.31)	(0.37)	(5.12)	(6.75)

Net income/(loss)	(2.66)	(2.05)	(6.64)	(7.80)

Net asset value, March 31, 2014	$136.93	$172.12	$95.41	$126.41

Ratios to average net assets (3)
Net investment income/(loss)	-7.01%	-4.01%	-6.35%	-3.35%
Expenses before incentive fees (4)	7.01%	4.01%	6.35%	3.35%
Expenses after incentive fees (4)	7.01%	4.01%	6.35%	3.35%
Total return before incentive fees (2)	-1.91%	-1.18%	-6.51%	-5.81%
Total return after incentive fees (2)	-1.91%	-1.18%	-6.51%	-5.81%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(5)	Class 3 began operations on February 24, 2014.

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 1	Class 2	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2012	$94.40	$100.48	$101.11	$107.61	$145.65	$145.69	$108.58	$115.45
Net operating results:
Interest income	0.40	0.43	0.46	0.49	0.81	0.81	0.60	0.64
Expenses	(1.54)	(1.10)	(1.74)	(1.30)	(2.32)	(2.32)	(2.29)	(1.84)
Net gain/(loss) on investments, net of non-controlling interests	(0.05)	(0.17)	1.81	1.80	0.97	0.96	1.08	1.04

Net income/(loss)	(1.19)	(0.84)	0.53	0.99	(0.54)	(0.55)	(0.61)	(0.16)

Net asset value, March 31, 2013	$93.21	$99.64	$101.64	$108.60	$145.11	$145.14	$107.97	$115.29

Ratios to average net assets (3)
Net investment income/(loss)	-4.44%	-2.24%	-5.14%	-3.06%	-4.19%	-4.19%	-6.29%	-4.19%
Expenses before incentive fees (4)	6.01%	3.81%	6.97%	4.90%	6.45%	6.45%	8.55%	6.45%
Expenses after incentive fees (4)	6.18%	3.98%	6.97%	4.90%	6.45%	6.45%	8.55%	6.45%
Total return before incentive fees (2)	-1.09%	-0.67%	0.52%	0.92%	-0.37%	-0.38%	-0.56%	-0.14%
Total return after incentive fees (2)	-1.26%	-0.84%	0.52%	0.92%	-0.37%	-0.38%	-0.56%	-0.14%

	Equinox Frontier Balanced Fund				Equinox Frontier Select Fund
	Class 1	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2012	$116.32	$149.20	$124.36	$123.96	$78.66	$99.55
Net operating results:
Interest income	0.03	0.04	0.03	0.03	0.29	0.37
Expenses	(1.49)	(0.85)	(0.71)	(0.71)	(1.40)	(1.04)
Net gain/(loss) on investments, net of non-controlling interests	(0.65)	(0.84)	(0.23)	(0.23)	4.31	5.47

Net income/(loss)	(2.12)	(1.65)	(0.90)	(0.91)	3.20	4.80

Net asset value, March 31, 2013	$114.20	$147.55	$123.46	$123.05	$81.86	$104.35

Ratios to average net assets (3)
Net investment income/(loss)	-4.76%	-1.82%	-1.82%	-1.82%	-5.62%	-2.68%
Expenses before incentive fees (4)	4.72%	1.78%	1.78%	1.78%	7.10%	4.16%
Expenses after incentive fees (4)	4.86%	1.92%	1.92%	1.92%	7.10%	4.16%
Total return before incentive fees (2)	-1.69%	-0.97%	-0.59%	-0.60%	4.07%	4.82%
Total return after incentive fees (2)	-1.82%	-1.11%	-0.72%	-0.73%	4.07%	4.82%

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2012	$130.73	$158.30	$94.55	$120.67
Net operating results:
Interest income	0.36	0.43	0.18	0.23
Expenses	(2.04)	(1.29)	(1.56)	(1.08)
Net gain/(loss) on investments, net of non-controlling interests	7.48	9.08	8.46	10.83

Net income/(loss)	5.80	8.22	7.08	9.98

Net asset value, March 31, 2013	$136.53	$166.52	$101.63	$130.65

Ratios to average net assets (3)
Net investment income/(loss)	-5.07%	-2.13%	-5.68%	-2.75%
Expenses before incentive fees (4)	6.15%	3.21%	6.42%	3.48%
Expenses after incentive fees (4)	6.15%	3.21%	6.42%	3.48%
Total return before incentive fees (2)	4.44%	5.19%	7.49%	8.27%
Total return after incentive fees (2)	4.44%	5.19%	7.49%	8.27%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using average net assets outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of March 31, 2014 and December 31, 2013 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Three Months Ended March 31, 2014

Monthly average contracts:	Bought	Sold

Equinox Frontier Long/Short Commodity Fund	3,519	3,829
Equinox Frontier Balanced Fund	4,255	4,213
Equinox Frontier Diversified Fund	79	113

For the Three Months Ended March 31, 2013

Monthly average contracts:	Bought	Sold

Equinox Frontier Long/Short Commodity Fund	3,836	3,751
Equinox Frontier Balanced Fund	9,914	10,005
Equinox Frontier Masters Fund	8	29

The following tables summarize the trading revenues for the three months ended March 31, 2014 and 2013 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended March 31, 2014

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund
Metals	$(81,704)	$(669,721)	$(5,850)
Currencies	(278,672)	200,590	(130,109)
Energies	(2,017,253)	42,957	(783)
Agriculturals	4,242	298,097	(19,987)
Interest rates	(227,164)	3,384,701	471,687
Stock indices	164,056	362,538	10,906

Realized trading income/(loss)(1)	$(2,436,495)	$3,619,162	$325,864

Realized Trading Revenue from Futures, Forwards and Options for the Year Ended March 31, 2013
Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund
Metals	$(875,420)	$(2,726,807)	$(488,195)
Currencies	1,327,935	(310,035)	1,300,655
Energies	(3,696,351)	30,607	(3,465)
Agriculturals	(169,442)	(1,472,771)	8,936
Interest rates	237,979	(13,192,219)	(88,186)
Stock indices	1,259,718	9,960,557	146,263

Realized trading income/(loss)(1)	$(1,915,581)	$(7,710,668)	$876,008

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2014

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund
Metals	$(215,309)	$(249,447)	$73,476
Currencies	7,614	(172,087)	(195,840)
Energies	1,579,466	(11,266)	(135,932)
Agriculturals	(2,194,012)	167,631	(73,196)
Interest rates	298,530	(129,512)	55,085
Stock indices	(282,075)	(1,764,483)	193,070

Change in unrealized trading income/(loss)(1)	$(805,786)	$(2,159,164)	$(83,337)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2013
Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Masters Fund	Equinox Frontier Balanced Fund
Metals	$352,320	$2,364,213	$466,465
Currencies	(307,622)	(567,405)	(1,191,389)
Energies	1,596,146	(1,330,051)	2,210
Agriculturals	442,484	(385,548)	(21,226)
Interest rates	(314,640)	1,439,004	79,060
Stock indices	(310,096)	558,809	(43,824)

Change in unrealized trading income/(loss)(1)	$1,458,592	$2,079,022	$(708,704)

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity (deficit).

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of March 31, 2014 and December 31, 2013.

As of March 31, 2014

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$2,485,543	$(101,094)	$2,384,449
Options Purchased	203,143	—	203,143
Options Written	—	(69,410)	(69,410)
Receivable from Futures Commissions Merchants	31,962,367	(6,602,138)	25,360,229
Swap Contracts	10,121,576	(1,485,685)	8,635,891
Equinox Frontier Diversified Fund
Swap Contracts	$3,437,632	$(579,402)	$2,858,230
Equinox Frontier Long/Short Commodity Fund
Open Trade Equity/(Deficit)	$1,290,167	$(1,263,851)	$26,316
Options Purchased	1,868,662	—	1,868,662
Options Written	—	(1,303,208)	(1,303,208)
Receivable from Futures Commissions Merchants	12,024,798	(5,733,076)	6,291,722
Equinox Frontier Heritage Fund
Swap Contracts	$5,435,184	$(1,208,563)	$4,226,621

Offsetting of Derivative Assets and Liabilities

As of December 31, 2013

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$3,935,252	$—	$3,935,252
Options Purchased	165,915	—	165,915
Options Written	—	(183,856)	(183,856)
Receivable from Futures Commissions Merchants	33,589,290	(10,123,238)	23,466,052
Equinox Frontier Long/Short Commodity Fund
Open Trade Equity/(Deficit)	$227,827	$(418,896)	$(191,069)
Options Purchased	98,740	—	98,740
Options Written	—	(172,650)	(172,650)
Receivable from Futures Commissions Merchants	14,598,699	(6,761,891)	7,836,808
Swap Contract	2,879,910	(423,454)	2,456,456

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

Equinox Frontier Funds

Consolidated Statements of Financial Condition

March 31, 2014 (Unaudited) and December 31, 2013

	3/31/14	12/31/13
ASSETS
Cash and cash equivalents	$13,315,107	$9,302,857
U.S. Treasury securities, at fair value	151,253,125	193,678,360
Receivable from futures commission merchants	70,187,270	61,142,898
Open trade equity, at fair value	3,720,900	15,674,650
Options purchased, at fair value	6,550,524	3,033,870
Swap contracts, at fair value	17,756,466	21,455,529
Prepaid service fees	10,006	20,052
Interest receivable	809,535	2,652,967
Receivables from related parties	3,598	6,051
Other assets	13,458	55

Total Assets	$263,619,989	$306,967,289

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$—	$—
Written options, at fair value	4,992,330	1,222,522
Pending owner additions	42,924	34,112
Owner redemptions payable	940,650	1,604,951
Incentive fees payable to Managing Owner	997,327	1,411,260
Management fees payable to Managing Owner	543,942	605,219
Interest payable to Managing Owner	229,293	281,562
Trading fees payable to Managing Owner	304,347	361,397
Service fees payable to Managing Owner	351,402	405,034
Payables to related parties	25,234	18,949
Other liabilities	—	—

Total Liabilities	8,427,449	5,945,006

CAPITAL
Managing Owner Units	4,314,952	4,246,069
Limited Owner Units	250,877,588	296,776,214

Total Capital	255,192,540	301,022,283

Total Liabilities and Capital	$263,619,989	$306,967,289

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Condensed Schedule of Investments

March 31, 2014 (Unaudited)

Description	Value	% of Total Capital (Net Asset Value)

LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(3,733,326)	-1.46%
Copper (LME) Settling 6/1/2014 (Number of Contracts: 367)	(3,508,176)	-1.37%
Various base metals futures contracts (U.S.)	(41,397)	-0.02%
Various currency futures contracts (U.S.)	43,256	0.02%
Various energy futures contracts (U.S.)	2,533,209	0.99%
Various energy futures contracts (Europe)	(31,127)	-0.01%
Various interest rates futures contracts (Canada)	(20,624)	-0.01%
Various interest rates futures contracts (Europe)	598,234	0.23%
Various interest rates futures contracts (Far East)	(180,074)	-0.07%
Various interest rates futures contracts (Oceanic)	(281)	0.00%
Various interest rates futures contracts (U.S.)	(445,814)	-0.17%
Various precious metal futures contracts (Far East)	(2,141)	0.00%
Various precious metal futures contracts (U.S.)	(43,078)	-0.02%
Various soft futures contracts (Europe)	46,352	0.02%
Various soft futures contracts (U.S.)	4,777,436	1.87%
Various stock index futures contracts (Africa)	18,163	0.01%
Various stock index futures contracts (Canada)	3,663	0.00%
Various stock index futures contracts (Europe)	1,242,286	0.49%
Various stock index futures contracts (Far East)	175,503	0.07%
Various stock index futures contracts (Oceanic)	25,523	0.01%
Various stock index futures contracts (U.S.)	1,301,253	0.51%

Total Long Futures Contracts	$2,758,840	1.09%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$4,035,829	1.58%
Various base metals futures contracts (U.S.)	1,018,212	0.40%
Various currency futures contracts (Far East)	1,774	0.00%
Various currency futures contracts (U.S.)	47,068	0.02%
Various energy futures contracts (Europe)	105,366	0.04%
Various energy futures contracts (U.S.)	(166,041)	-0.07%
Various interest rates futures contracts (Canada)	2,127	0.00%
Various interest rates futures contracts (Europe)	36,648	0.01%
Various interest rates futures contracts (Far East)	13,455	0.01%
Various interest rates futures contracts (Oceanic)	(91,327)	-0.04%
Various interest rates futures contracts (U.S.)	(126,571)	-0.05%
Various precious metal futures contracts (U.S.)	649,042	0.25%
Various soft futures contracts (Canada)	(7,182)	0.00%
Various soft futures contracts (Europe)	(18,590)	-0.01%
Various soft futures contracts (U.S.)	(4,850,325)	-1.90%
Various stock index futures contracts (Far East)	(341,096)	-0.13%
Various stock index futures contracts (Mexico)	(6,408)	0.00%
Various stock index futures contracts (Oceanic)	(17,463)	-0.01%
Various stock index futures contracts (U.S.)	(23,475)	-0.01%

Total Short Futures Contracts	$261,043	0.09%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$701,017	0.27%

Total Currency Forwards	$701,017	0.27%

Total Open Trade Equity (Deficit)	$3,720,900	1.45%

OPTIONS PURCHASED *
Various base metals futures contracts (Europe)	$2,778,958	1.09%
Various currency futures contracts (U.S.)	274,313	0.11%
Various energy futures contracts (U.S.)	1,920,345	0.75%
Various interest rates futures contracts (U.S.)	92,813	0.04%
Various precious metal futures contracts (U.S.)	764,750	0.30%
Various soft futures contracts (U.S.)	152,326	0.06%
Various stock index futures contracts (U.S.)	567,019	0.22%

Total Options Purchased	$6,550,524	2.57%

OPTIONS WRITTEN *
Various base metals futures contracts (Europe)	$(2,794,924)	-1.10%
Various currency futures contracts (U.S.)	(43,550)	-0.02%
Various energy futures contracts (U.S.)	(1,249,086)	-0.49%
Various interest rates futures contracts (U.S.)	—	0.00%
Various precious metal futures contracts (U.S.)	(573,595)	-0.22%
Various soft futures contracts (U.S.)	(82,602)	-0.03%
Various stock index futures contracts (U.S.)	(248,573)	-0.10%

Total Options Written	$(4,992,330)	-1.96%

SWAPS (1)
Frontier XXXIV Balanced select swap (U.S.)	$8,639,852	3.39%
Frontier Brevan Howard swap (U.S.)	4,226,621	1.66%
Frontier XXXV Diversified select swap (U.S.)	2,858,230	1.12%
Frontier XXXVII L/S select swap (U.S.)	2,031,763	0.80%

Total Swaps	$17,756,466	6.96%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value	Fair Value

$ 25,000,000	US Treasury Note 2.500% due 08/15/2023 (Cost $25,034,823)	$24,652,344	9.66%
$ 75,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	98,660,156	38.66%
$ 20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	27,940,625	10.95%

	Total U.S. Treasury Securities	$151,253,125	59.27%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Condensed Schedule of Investments

December 31, 2013

Description	Value	% of Total Capital (Net Asset Value)

LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$5,652,154	1.88%
Various base metals futures contracts (U.S.)	185,236	0.06%
Various currency futures contracts (Far East)	—	0.00%
Various currency futures contracts (U.S.)	1,221,239	0.41%
Various energy futures contracts (U.S.)	121,939	0.04%
Various energy futures contracts (Europe)	(155,110)	-0.05%
Various energy futures contracts (Far East)	3,805	0.00%
Various interest rates futures contracts (Canada)	(52,871)	-0.02%
Various interest rates futures contracts (Europe)	(1,090,717)	-0.36%
Various interest rates futures contracts (Far East)	(395,361)	-0.13%
Various interest rates futures contracts (Oceanic)	61,708	0.02%
Various interest rates futures contracts (U.S.)	(1,287,953)	-0.43%
Various precious metal futures contracts (Far East)	—	0.00%
Various precious metal futures contracts (U.S.)	(11,609)	0.00%
Various soft futures contracts (Canada)	—	0.00%
Various soft futures contracts (Europe)	(11,836)	0.00%
Various soft futures contracts (Far East)	—	0.00%
Various soft futures contracts (U.S.)	(3,830,479)	-1.27%
Various stock index futures contracts (Africa)	38,295	0.01%
Various stock index futures contracts (Canada)	282,928	0.09%
Various stock index futures contracts (Europe)	2,767,531	0.92%
Various stock index futures contracts (Far East)	1,399,122	0.46%
Various stock index futures contracts (Mexico)	413	0.00%
Various stock index futures contracts (Oceanic)	279,932	0.09%
Various stock index futures contracts (U.S.)	3,224,823	1.07%

Total Long Futures Contracts	$8,403,189	2.79%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(4,388,603)	-1.46%
Various base metals futures contracts (U.S.)	(12,775)	0.00%
Various currency futures contracts (Far East)	(1,135)	0.00%
Various currency futures contracts (U.S.)	2,433,370	0.81%
Various energy futures contracts (Europe)	172,634	0.06%
Various energy futures contracts (U.S.)	(137,428)	-0.05%
Various interest rates futures contracts (Canada)	36,440	0.01%
Various interest rates futures contracts (Europe)	686,134	0.23%
Various interest rates futures contracts (Far East)	101,244	0.03%
Various interest rates futures contracts (Oceanic)	(77,260)	-0.03%
Various interest rates futures contracts (U.S.)	1,339,742	0.45%
Various precious metal futures contracts (U.S.)	906,216	0.30%
Various soft futures contracts (Canada)	1,489	0.00%
Various soft futures contracts (Europe)	5,433	0.00%
Various soft futures contracts (U.S.)	4,912,131	1.63%
Various stock index futures contracts (Africa)	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%
Various stock index futures contracts (Europe)	(1,174)	0.00%
Various stock index futures contracts (Far East)	(1,806)	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%
Various stock index futures contracts (U.S.)	48,849	0.02%

Total Short Futures Contracts	$6,023,501	2.00%

CURRENCY FORWARDS *
Various currency forwards contracts	$1,247,960	0.41%

Total Currency Forwards	$1,247,960	0.41%

Total Open Trade Equity (Deficit)	$15,674,650	5.21%

OPTIONS PURCHASED *
Various base metals futures contracts (Europe)	$1,839,592	0.61%
Various currency futures contracts (U.S.)	386,410	0.13%
Various energy futures contracts (U.S.)	75,490	0.03%
Various interest rates futures contracts (U.S.)	528,751	0.18%
Various precious metal futures contracts (U.S.)	—	0.00%
Various soft futures contracts (U.S.)	37,644	0.01%
Various stock index futures contracts (U.S.)	165,983	0.06%

Total Options Purchased	$3,033,870	1.02%

OPTIONS WRITTEN *
Various base metals futures contracts (Europe)	$(703,619)	-0.23%
Various currency futures contracts (U.S.)	(34,820)	-0.01%
Various energy futures contracts (U.S.)	(152,500)	-0.05%
Various interest rates futures contracts (U.S.)	(127,500)	-0.04%
Various precious metal futures contracts (U.S.)	—	0.00%
Various soft futures contracts (U.S.)	(20,150)	-0.01%
Various stock index futures contracts (U.S.)	(183,933)	-0.06%

Total Options Written	$(1,222,522)	-0.40%

SWAPS (1)
Frontier XXXIV Balanced select swap (U.S.)	$10,126,168	3.36%
Frontier Brevan Howard swap (U.S.)	5,435,184	1.81%
Frontier XXXV Diversified select swap (U.S.)	3,437,632	1.14%
Frontier XXXVII L/S select swap (U.S.)	2,456,545	0.82%

Total Swaps	$21,455,529	7.13%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value	Fair Value

$ 11,500,000	US Treasury Note 1.125% due 12/31/2019 (Cost $11,178,122)	$10,853,125	3.61%
$ 11,500,000	US Treasury Note 2.000% due 09/30/2020 (Cost $11,611,497)	11,228,672	3.75%
$ 25,000,000	US Treasury Note 2.500% due 08/15/2023 (Cost $25,034,823)	23,957,031	8.04%
$ 13,000,000	US Treasury Note 2.125% due 08/15/2021 (Cost $13,066,678)	12,575,469	4.21%
$ 13,000,000	US Treasury Note 2.000% due 11/15/2021 (Cost $12,945,421)	12,390,625	4.13%
$ 75,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	95,507,813	32.29%
$ 20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	27,165,625	9.20%

	Total U.S. Treasury Securities	$193,678,360	65.23%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statements of Operations

For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

	2014	2013
Investment income:
Interest - net	$338,223	$1,298,374

Total Income	338,223	1,298,374

Expenses:
Incentive Fees	997,327	455,580
Management Fees	1,629,685	2,502,777
Service Fees - Class 1	1,202,157	2,088,170
Trading Fees	905,120	1,666,545

Total Expenses	4,734,289	6,713,072

Investment income/(loss) - net	(4,396,066)	(5,414,698)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	151,504	4,305,677
Net change in open trade equity/(deficit)	(11,027,953)	2,719,847
Net realized gain/(loss) on swap contracts	—	—
Net unrealized gain/(loss) on swap contracts	(3,699,063)	(394,745)
Net realized gain/(loss) on U.S. Treasury securities	(554,668)	1,078,008
Net unrealized gain/(loss) on U.S. Treasury securities	6,785,205	(1,154,477)
Trading commissions	(1,053,641)	(1,255,367)

Net gain/(loss) on investments	(9,398,616)	5,298,943

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(13,794,682)	$(115,755)

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statement of Changes in Owners’ Capital

For the Three Months Ended March 31, 2014 (Unaudited)

	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2013	$4,801,516	$296,220,767	$301,022,283
Sale of Units	—	2,445,428	2,445,428
Redemption of Units	(373,159)	(34,107,330)	(34,480,489)
Net increase/(decrease) in Owners’ Capital resulting from operations	(113,405)	(13,681,277)	(13,794,682)

Owners’ Capital, March 31, 2014	$4,314,952	$250,877,588	$255,192,540

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(13,794,682)	$(115,755)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	11,953,750	(1,590,327)
Net change in options purchased	(3,516,654)	—
Net change in options written	3,769,808	(2,339,102)
Net change in allocation of total return swaps	—	—
Net unrealized (gain)/loss on swap contracts	3,699,063	394,745
Net realized (gain)/loss on swap contracts	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	(6,785,205)	1,154,477
Net realized (gain)/loss on U.S. Treasuries securities	554,668	(1,078,008)
(Purchases) sales of:
Sales of swap contracts	—	—
(Purchases) of swap contracts	—	(6,000,000)
Sales of U.S. Treasury securities	48,655,772	17,924,853
(Purchases) of U.S. Treasury securities	—	—
Interest rollover of custom time deposits	—	(2,800,755)
Increase and/or decrease in:
Receivable from futures commission merchants	(16,544,372)	24,398,023
Distributions from trading companies	—	—
Prepaid service fees	10,046	32,480
Interest receivable	1,843,432	251,630
Receivable from related parties	2,453	(216,992)
Other assets	(13,403)	51
Incentive fees payable to Managing Owner	(413,933)	(276,539)
Management fees payable to Managing Owner	(61,277)	(189,265)
Interest payable to Managing Owner	(52,269)	(28,865)
Trading fees payable to Managing Owner	(57,050)	(22,477)
Service fees payable to Managing Owner	(53,632)	(25,515)
Payables to related parties	6,285	27,681
Other liabilities	—	10,856

Net cash provided by (used in) operating activities	29,202,800	29,511,196

Cash Flows from Financing Activities:
Proceeds from sale of capital	2,445,428	3,901,596
Payment for redemption of capital	(34,480,489)	(40,858,545)
Pending owner additions	8,812	(86,077)
Redemptions payable	(664,301)	(262,577)

Net cash provided by (used in) financing activities	(32,690,550)	(37,305,603)

Net increase (decrease) in cash and cash equivalents	(3,487,750)	(7,794,407)
Cash and cash equivalents, beginning of period	9,302,857	17,094,782

Cash and cash equivalents, end of period	$5,815,107	$9,300,375

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Purpose

Equinox Frontier Funds, which is referred to in this report as “the Trust”, was formed on August 8, 2003, as a Delaware statutory trust. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest (the “Units”) pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). It is managed by Equinox Fund Management, LLC (the “Managing Owner”).

Purchasers of Units are limited owners of the Trust (“Limited Owners”) with respect to beneficial interests of the Series’ Units purchased. The Trust Act provides that, except as otherwise provided in the second amended and restated declaration of trust and trust agreement dated December 9, 2013, by and among the Managing Owner, Wilmington Trust Company as trustee and the unitholders, as amended from time to time (the “Trust Agreement”), unitholders in a Delaware statutory trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited Owners do not have any such liability. The Managing Owner will make contributions to Series of the Trust necessary to maintain at least a 1% interest in the aggregate capital, profits and losses of all Series.

The Trust has been organized to pool investor funds for the purpose of trading in the United States (“U.S.”) and international markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities. The Trust may also engage in futures contracts, forwards, option contracts and other interest in derivative instruments, including swap contracts (“Swaps”).

The Trust has seven (7) separate and distinct Series of Units issued and outstanding: Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund, and Equinox Frontier Heritage Fund, (each a “Series” and collectively, the “Series”). The Currency Series ceased trading on April 18, 2013 and the TBG Institutional Series ceased trading on May 23, 2013. The Trust financial statements are comprised of unitized Series which are consolidated into the Trust financial statements. However, the consolidated Trust does not issue units.

The Trust, with respect to each Series:

•

engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

•

allocates funds to a limited liability trading company or companies (“Trading Company” or “Trading Companies”). Except as otherwise described in these notes, each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s assets and make the trading decisions for the assets of each Series vested in such Trading Company. Each Trading Company will segregate its assets from any other Trading Company;

•	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

•	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

•

has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

•

maintains each Series of Units in three or six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of Selling Agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund, and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents; and

•

all payments made to Selling Agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund or Equinox Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

As of December 9, 2013, the Balanced Series of the Trust became known as the Equinox Frontier Balanced Fund, the Frontier Diversified Series of the Trust became known as the Equinox Frontier Diversified Fund, the Frontier Heritage Series became known as Equinox Frontier Heritage Fund, the Frontier Long/Short Commodity Series became known as the Equinox Frontier Long/Short Commodity Fund, the Frontier Masters Series became known as the Equinox Frontier Masters Fund, the Frontier Select Series became known as the Equinox Frontier Select Fund, and the Winton Series became known as the Equinox Frontier Winton Fund.

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

As of March 31, 2014, the Trust, with respect to the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Equinox Frontier Balanced Fund and the Equinox Frontier Long/Short Commodity Fund separates Units into six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of U.S. Treasury Securities, certificates of deposit and custom time deposits. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

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

Interest Income—Aggregate interest income from all sources, including U.S. Treasury securities and assets held at Futures Commission Merchants (“FCM”), up to the first two percentage points or 20% of the aggregate percentage yield (annualized) is paid to the Managing Owner. All interest not paid to the Managing Owner is interest income to the Trust.

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

Investment Transactions—Futures, options on futures, forward and swap contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are settled. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the consolidated statements of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with FASB ASC 210, Balance Sheet (“ASC 210”) and Accounting Standards Update (ASU) 2013-01, Balance Sheet (Topic 210).

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

Investments and Swaps—The Trust records investment transactions on a trade date basis and all investments are recorded at fair value, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts are reported at fair value basis upon daily reports from the counterparty. The Managing Owner values the investments of based on the CTA’s estimated position information on a same-trading day basis. The Managing Owner reviews and approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts. This fair value is corroborated by valuations provided by a third party pricing service on a daily basis. The pricing service, utilizing proprietary model-intensive methodologies, selects and implements the pricing model appropriate for each swap valuation. The pricing service does not provide detail of the pricing model to management. The Managing Owner engages, via inquiry and review of methodology documentation, with the service provider to gain an understanding of the valuation model selected, the components of the model, both observable and unobservable; and quality control testing procedures in place.

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the years ended December 31, 2013, 2012 and 2011. The 2010 through 2013 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Service Fees—The Trust may maintain each Series of Units in three or six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents.

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

Recently Adopted Accounting Pronouncements—In June of 2013, FASB issued ASU 2013-08 to (i) modify Topic 946 for determining whether an entity is an investment company; (ii) update the measurement requirements for noncontrolling interests in other investment companies; and (iii) require additional disclosures for investment companies under GAAP. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on the financial position or results of operations.

Reclassification—Certain amounts in the 2013 financial statements have been reclassified to conform with the 2014 presentation. None of the reclasses had an impact on the NAV or performance of the Trust.

Subsequent Events—The Trust follows the provisions of ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and up through the date the financial statements are issued. No events or transactions requiring recognition or disclosure have been identified.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value based upon daily reports from the counterparty. The Managing Owner values the investments based on the CTA’s estimated position information on a same-trading day basis. The Managing Owner reviews and approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts. The fair value is corroborated through the use of a third party pricing service (“pricing service”). The valuation of swap contracts requires significant estimates utilizing Level 3 Inputs corroborated by management through the use of a third party pricing service (“pricing service”). The pricing service, utilizing proprietary model-intensive methodologies, selects and implements the pricing model appropriate for each swap valuation. The pricing service does not provide detail of the pricing model to management. The Managing Owner through the valuation committee charted by the Executive Committee of the Trust, engages, via inquiry and review of methodology documentation, with the service provider to gain an understanding of the valuation model selected; the components of the model, both observable and unobservable; and quality control testing procedures in place. The valuation committee meets on a monthly basis and as needed to discuss any updates or changes in the valuation process, reporting to the Executive Committee. The pricing service’s methodology includes performance of tolerance testing on its valuation models to ensure consistency and reasonableness of the values derived. The tolerance testing includes valuing the components of the product separately, i.e. underlying asset, volatility, financing rates, and so forth. The tolerance testing is part of the initial valuation setup and throughout the ongoing daily valuation process. The pricing service also has several layers of quality control including: engineering / reverse engineering process to understand each swap and it’s subcomponent parts fully; comparative analysis against other valuations performed with similar composition and characteristics; review of output valuation against expectations based on observable price movements of underlying futures; and lastly, periodic review by senior financial engineer to ensure design and function of model is stable and perform as expected.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$3,019,885	$701,015	$—	$3,720,900
Swap Contracts	—	—	17,756,466	17,756,466
U.S. Treasury Securities	151,253,125	—	—	151,253,125
Purchased Options	—	6,550,524	—	6,550,524
Written Options	—	(4,992,330)	—	(4,992,330)

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$14,426,691	$1,247,959	$—	$15,674,650
Swap Contracts	—	—	21,455,529	21,455,529
U.S. Treasury Securities	196,330,745	—	—	196,330,745
Purchased options	—	3,033,870	—	3,033,870
Written Options	—	(1,222,522)	—	(1,222,522)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations.

For The Three Months Ended March 31, 2014
Balance of recurring Level 3 assets as of January 1, 2014	$21,455,529
Total gains or losses (realized/unrealized):
Included in earnings-realized
Included in earnings-unrealized	(3,699,063)
Purchases of investments
Sales of investments
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of March 31, 2014	$17,756,466

For the Year Ended December 31, 2013
Balance of recurring Level 3 assets as of January 1, 2013	$22,289,479
Total gains or losses (realized/unrealized):
Included in earnings-realized	(3,555,134)
Included in earnings-unrealized	1,539,551
Purchases of investments	21,880,000
Sales of investments	(20,698,367)
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2013	$21,455,529

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended March 31, 2014 and year ended December 31, 2013, the Trust did not transfer any assets between Level 1, 2 and 3.

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of March 31, 2014 and December 31, 2013, approximately 6.7% and 7.0%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps and is recorded as cash and cash equivalents on the Statements of Financial Condition of the Trust.

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

The Trust had invested in the following swaps as of and for the three months ended March 31, 2014:

	Brevan Howard	XXXIV Balanced select swap	XXXV Diversified select swap	XXXVII L/S select swap
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$18,663,283	$83,722,577	$25,500,000	$34,400,000
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Investee Returns	On Default	On Default	On Default	On Default
Realized Gain/(Loss)	$0	$0	$0	$0

Unrealized Gain/(Loss)	($1,209,193)	($1,485,685)	($579,402)	($424,783)

Fair Value as of 03/31/2014	$4,226,621	$8,635,891	$2,858,230	$2,031,764

The Trust had invested in the following swaps as of and for the year ended December 31, 2013:

	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Societe Generale	DeutscheBank	DeutscheBank AG
Notional Amount	$—	$—	$80,591,769
Termination Date	11/21/2014	6/30/2016	8/2/2018
Investee Returns	Total Returns	On Default	On Default
Realized Gain/(Loss)	$(1,645,980)	$(1,908,743)	$—

Unrealized Gain/(Loss)	$215,224	$1,746,254	$522,003

Fair Value as of 12/31/13	$—	$—	$10,122,003

	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$34,400,000	$25,500,000	$18,663,283
Termination Date	8/7/2018	8/2/2018	3/26/2018
Investee Returns	On Default	On Default	On Default
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$(423,454)	$37,632	$591,793

Fair Value as of 12/31/13	$2,456,545	$3,437,632	$5,435,184

5. Transactions with Affiliates

The Managing Owner contributes funds to the Trust in order to have a 1% interest in the aggregate capital, profits and losses and in return will receive units designated as general units in the Series of the Trust in which the Managing Owner invests such funds. The general units may only be purchased by the Managing Owner and may be subject to no advisory fees or management advisory fees at reduced rates. Otherwise, the general units hold the same rights as the limited units. The Managing Owner is required to maintain at least a 1% interest (“Minimum Purchase Commitment”) in the aggregate capital, profits and losses of the Trust so long as it is acting as the Managing Owner of the Trust. Such contribution was made by the Managing Owner before trading commenced for the Trust and will be maintained throughout the existence of the Trust, and the Managing Owner will make such purchases as are necessary to effect this requirement. Additionally, the Managing Owner agreed with certain regulatory bodies to maintain a 1% interest specifically in the Equinox Frontier Balanced Fund Class 1a Units and Equinox Frontier Balanced Fund Class 2a Units, aggregated, and each of the Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Diversified Fund, and Equinox Frontier Masters Fund. The 1% interest in these specific Series of the Trust is included in computing the Minimum Purchase Commitment in aggregate capital. In addition to the general units the Managing Owner receives in respect of its Minimum Purchase Commitment, the Managing Owner may purchase limited units in any Series as a Limited Owner. Principals of the Managing Owner or affiliates are allowed to own beneficial interests in the Trust, as well. All units purchased by the Managing Owner are held for investment purposes only and not for resale. The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner. The Trust has and will continue to have certain relationships with the Managing Owner and its affiliates.

Expenses

Management Fees—Each Series of the Trust pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets attributable to such Series (including notional assets), calculated on a daily basis. The annual rate of the management fee is 0.5% for the Equinox Frontier Balanced Fund, 2.0% for the Equinox Frontier Winton Fund, Equinox Frontier Long/Short Commodity Fund Class 1a and Class 2a and Equinox Frontier Masters Fund, 0.75% for Equinox Frontier Diversified Fund, 2.5% for the Equinox Frontier Heritage Fund and Equinox Frontier Select Fund, and 3.5% for the Equinox Frontier Long/Short Commodity Fund Class 1 and Class 2. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

Trading Fees—In connection with each Series’ trading activities of the Trust, the Equinox Frontier Long/Short Commodity Fund (Classes 1, 2 and 3), Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund pays to the Managing Owner a trading fee, or FCM Fee, up to 0.75% of such Series’ NAV, calculated daily. The Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund (Classes 1a and 2a) and Equinox Frontier Masters Fund pays to the Managing Owner a trading fee, or FCM Fee, up to 2.25% and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees—Some Series of the Trust pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, and Equinox Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Equinox Frontier Balanced Fund and the Equinox Frontier Diversified Fund and 20% for the Equinox Frontier Winton Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, Equinox Frontier Long/Short Commodity Fund and Equinox Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Service Fees—In addition, with respect to Class 1 and Class 1a Units of each Series of the Trust, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee up to 3% annually, which the Managing Owner pays to selling agents of the Trust.

As of March 31, 2014, the Trust has a payable to the Managing Owner in the amounts of $997,327, $543,942, $229,293, $304,347 and $351,402 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2013, the Trust has a payable to the Managing Owner in the amounts of $1,411,260, $605,219, $281,562, $361,397 and $405,034 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the three months ended March 31, 2014, the Trust paid the Managing Owner $997,327, $1,629,685, $1,202,157 and $905,120 for incentive fees, management fees, service fees, and trading fees, respectively.

For the three months ended March 31, 2013, the Trust paid the Managing Owner $12,198,317, $12,850,471, $10,354,157 and $7,888,010 for incentive fees, management fees, service fees, and trading fees, respectively.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the three months ended March 31, 2014 and 2013 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were ($8,738) and $18,328, respectively.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund, and Equinox Frontier Balanced Fund (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. During the three months ended March 31, 2014 and 2013, the Trust paid $698,392 and $1,572,304, respectively, of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

The Managing Owner, under an amended contract, paid to The Bornhoft Group Corporation, an affiliate of the Trust, an annual payment of $1,100,000 for the first year of the contract and $600,000 for the second year of the contract, for investment and advisor services and 0.1% annually of the trading level with the Equinox Frontier Balanced Fund in lieu of a monthly service fee. The Managing Owner paid $221,095 and $251,890, respectively under this agreement for the three months ended March 31, 2014 and 2013.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $230,000 and $250,000, for the three months ended March 31, 2014 and 2013, respectively.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $208,417 and $548,092, respectively, for the three months ended March 31, 2014 and 2013.

Equinox Group Distributors LLC, an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

6. Financial Highlights

The following information presents the financial highlights of the Trust for the three months ended March 31, 2014 and 2013. This data has been derived from the information presented in the consolidated financial statements.

	2014	2013
Ratios to average net assets (1)
Net investment gain/(loss) (1)	-5.31%	-4.10%
Expenses before incentive fees (3)	5.45%	5.06%
Expenses after incentive fees (3)	5.81%	5.15%

Total return before incentive fees (2)	-4.60%	0.07%
Total return after incentive fees (2)	-4.96%	-0.02%

(1)	Annualized with the exception of incentive fees.
(2)	Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnore 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

7. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of March 31, 2014 and December 31, 2013 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the three months ended March 31, 2014 and 2013, the monthly average of futures contracts bought was approximately 10,603 and 10,305, respectively and sold was approximately 10,745 and 13,785, respectively. The following tables summarize the trading revenues for the three months ended March 31, 2014 and 2013 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2014(1)

Type of contract
Metals	$(738,630)
Currencies	345,229
Energies	(1,659,275)
Agriculturals	(53,477)
Interest rates	2,618,708
Stock indices	(361,051)

Realized trading income/(loss)(1)	$151,504

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2014(2)

Type of contract
Metals	$(1,976,221)
Currencies	(4,406,950)
Energies	1,666,797
Agriculturals	(1,221,441)
Interest rates	221,137
Stock indices	(5,311,275)

Change in unrealized trading income/(loss)(2)	$(11,027,953)

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2013 (1)

Type of contract
Metals	$(4,931,538)
Currencies	7,577,127
Energies	(5,569,614)
Agriculturals	(1,789,149)
Interest rates	(16,567,527)
Stock indices	25,586,378

Realized trading income/(loss)(1)	$4,305,677

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2013 (2)

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

Certain financial instruments and derivative instruments are eligible for offset in the statements of financial condition under GAAP. The Trust’s open trade equity/(deficit), options written, and receivables from Futures Commissions Merchants (each, an “FCM”) are subject to master netting arrangements and collateral arrangements and meet the GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Trust’s policy is to recognize amounts subject to master netting arrangements on a net basis on the consolidated statements of financial condition.

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of March 31, 2014 and December 31, 2013:

Offsetting of Derivative Assets and Liabilities

As of March 31, 2014

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Open Trade Equity/(Deficit)	$3,853,315	$(132,415)	$3,720,900
Options Purchased	6,550,524	—	6,550,524
Options Written	—	(4,992,330)	(4,992,330)
Receivable from Futures Commissions Merchants	164,237,515	(94,050,245)	70,187,270
Swap Contracts	21,454,900	(3,698,433)	17,756,467

Offsetting of Derivative Assets and Liabilities

As of December 31, 2013

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Open Trade Equity/(Deficit)	$16,274,437	$(599,787)	$15,674,650
Options Purchased	3,033,870	—	3,033,870
Options Written	—	(1,222,522)	(1,222,522)
Receivable from Futures Commissions Merchants	158,747,936	(97,605,038)	61,142,898
Swap Contracts	21,879,883	(424,354)	21,455,529

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

Introduction

The following discussion and tables should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this quarterly report and our 2013 Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Trust, with respect to each Series of Units, engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments (including Swaps). The Trust allocates funds to affiliated Trading Companies, each of which has one-year renewable contracts with its own independent Trading Advisor(s) that will manage all or a portion of the applicable Trading Company’s assets, and make the trading decisions for the assets of each Series vested in such Trading Company. In November 2010, the Equinox Frontier Select Fund invested a portion of its assets in an unaffiliated Trading Company, Berkeley Quantitative Colorado Fund LLC which was liquidated on March 16, 2012. The assets of each Trading Company will be segregated from the assets of each other Trading Company. The Trust has an investment objective of increasing the value of the Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies). For additional overview of the Trust’s structure and business activities, see Item 1 “BUSINESS.”

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

The trading system of each of the major commodity trading advisors used by the Trading Companies is as follows:

Major Commodity Trading Advisor	Trading System Style
Abraham Trading Company	Systematic
BH-DG Systematic Trading LLP	Systematic
Campbell & Company, Inc.	Systematic
Cantab Capital Partners LLP	Systematic
Chesapeake Capital Corporation	Systematic
Commodity Strategies AG	Systematic
Crabel Capital Management, LLC	Systematic
Doherty Trading Advisors	Systematic
Emil Van Essen, LLC	Discretionary
Fort, L.P.	Systematic
H2O Asset Management	Systematic
J E Moody & Company	Systematic
Krom River Trading AG	Discretionary
Mesirow Financial Commodities Management, LLC	Discretionary
Quantica Capital AG	Systematic
Quantitative Investment Management, LLC	Systematic
QuantMetrics Capital Management LLP	Systematic
Quest Partners LLC	Systematic
Red Oak Commodity Advisors, Inc.	Discretionary
Rosetta Capital Management, LLC	Discretionary
Skyline Management, Inc.	Discretionary
Tarpon Trading LLC	Systematic
Tiverton Trading	Discretionary
Transtrend B.V.	Systematic
Winton Capital Management Ltd.	Systematic

As of March 31, 2014, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

	Allocation as of March 31, 2014 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
Advisor	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Masters Fund	Equinox Frontier Balanced Fund	Equinox Frontier Select Fund	Equinox Frontier Winton Fund	Equinox Frontier Heritage Fund
Abraham Trading Company	—	12%	—	—	—	—	—
BH-DG Systematic Trading LLP	8%	—	—	—	25%	—	43%
Campbell &Company Inc.	—	—	—	4%	—	—	—
Cantab Capital Partners LLP	5%	—	19%	9%	—	—	—
Chesapeake Capital Corporation	7%	—	20%	—	—	—	—
Commodity Strategies AG	—	11%	—	—	—	—	—
Crabel Capital Management, LLC	7%	—	—	3%	—	—	—
Doherty Trading Advisors	3%	—	—	4%	—	—	—
Emil Van Essen, LLC	5%	8%	—	3%	—	—	—
Fort, L.P.	9%	—	—	11%	—	—	—
H2O Asset Management	—	—	—	9%	—	—	—
J E Moody & Company	—	11%	—	—	—	—	—
Krom River Trading AG	—	12%	—	—	—	—	—
Mesirow Financial Commodities Management, LLC	6%	12%	—	—	—	—	—
Quantica Capital AG	—	—	—	9%	—	—	—
Quantitative Investment Management, LLC	10%	—	—	9%	—	—	—
QuantMetrics Capital Management LLP	12%	—	—	4%	—	—	—
Quest Partners LLC	8%	—	—	—	—	—	—
Red Oak Commodity Advisors, Inc.	—	11%	—	—	—	—	—
Rosetta Capital Management, LLC	—	10%	—	—	—	—	—
Skyline Management, Inc.	—	11%	—	5%	—	—	—
Tarpon Trading LLC	—	—	—	9%	—	—	—
Tiverton Trading	9%	—	19%	9%	41%	—	—
Transtrend B.V.	—	—	15%	—	34%	—	—
Winton Capital Management Ltd.	10%	—	26%	9%	—	100%	57%

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At March 31, 2014, cash deposited at the clearing brokers was $32,860,229 for the Equinox Frontier Balanced Fund and $6,291,722 for the Equinox Frontier Long/Short Commodity Fund. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Balanced Fund (Class 1a and Class 2a only), and the Equinox Frontier Long/Short Commodity Fund, 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of March 31, 2014, total cash and cash equivalents held at banking institutions were $30,281,739 for the Equinox Frontier Diversified Fund, $11,835,856 the Equinox Frontier Long/Short Commodity Fund, $17,488,646 for the Equinox Frontier Masters Fund, $55,712,126 for the Equinox Frontier Balanced Fund, $7,969,224 for the Equinox Frontier Select Fund, $26,262,920 for the Equinox Frontier Winton Fund, and $7,492,038 for the Equinox Frontier Heritage Fund.

As a commodity pool, the Registrant has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Registrant has not been forced to liquidate positions to fund redemptions. During the fiscal three months ended March 31, 2014, the Registrant was able to pay all redemptions.

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

In addition to market risk, trading futures, forward and swap contracts entails credit risk which is the risk that a counterparty will not be able to meet its obligations to a Trading Company. The counterparty for futures contracts traded in the U.S. and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. Some non-U.S. exchanges, in contrast to U.S. exchanges are principals’ markets in which performance is the responsibility only of the individual counterparty with whom the Trading Company has entered into the transaction and not of the exchange or clearing corporation. In these kinds of markets, there is risk of bankruptcy or other failure or refusal to perform by the counterparty.

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

Results of Operations

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended March 31, 2014 and March 31, 2013, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during fiscal 2014 and 2013. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013.

Equinox Frontier Diversified Fund

2014

The Equinox Frontier Diversified Fund—Class 1 NAV lost 4.97% for the three months ended March 31, 2014, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 2 NAV lost 4.56% for the three months ended March 31, 2014, net of fees and expenses. The Equinox Frontier Diversified Fund—Class 3 NAV lost 1.53% for the three months ended March 31, 2014. The inception date of the Equinox Frontier Diversified Fund Class 3 was February 24, 2014.

For the three months ended March 31, 2014, the Equinox Frontier Diversified Fund recorded net loss on investments of $1,584,528, net investment income of $164,878, and total expenses of $1,034,738 resulting in a net decrease in Owners’ capital from operations of $2,944,637, after non-controlling interests of 325,371. The NAV per Unit, Class 1, decreased from $87.10 at December 31, 2013 to $82.77 as of March 31, 2014. The NAV per Unit, Class 2, decreased from $94.35 at December 31, 2013 to $90.05 as of March 31, 2014. The NAV per Unit, Class 3, decreased from $84.21 at December 31, 2013 to $82.92 as of March 31, 2014. Total Class 1 subscriptions and redemptions for the period were $275,409 and $4,803,463, respectively. Total Class 2 subscriptions and redemptions for the period were $273,471 and $2,949,068, respectively. Total Class 3 subscriptions and redemptions for the period were $754,623 and $10,755, respectively. Ending capital at March 31, 2014 was $22,857,752 for Class 1, $30,465,282 for Class 2 and $731,584. Ending capital at December 31, 2013 was $28,744,047 for Class 1 and $34,714,991 for Class 2.The Equinox Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

One of the six sectors traded in the Equinox Frontier Diversified Fund was profitable in 1Q 2014. Interest Rates were profitable while Stock Indices, Currencies, Metals, Agriculturals and Energies finished negative for the quarter.

The Interest Rate sectors are positive YTD while Stock Indices, Currencies, Interest Rates, Metals, Agriculturals and Energies are negative YTD.

In terms of major CTA performance Crabel, Doherty, Fort (GC) and Quantmetrics finished positive for the quarter. Brevan Howard, Cantab, Chesapeake, Mesirow, Tiverton, Winton, Emil Van Essen, QIM and Quest Partners finished negative for the quarter. In terms of YTD performance Crabel, Doherty, Fort (GC) and Quantmetrics are positive YTD while Brevan Howard, Cantab,Chesapeake, Mesirow, Tiverton, Winton, Emil Van Essen, QIM and Quest Partners are negative YTD.

2013

The Equinox Frontier Diversified Fund – Class 1 NAV lost 1.26% for the three months ended March 31, 2013, net of fees and expenses; the Equinox Frontier Diversified Fund – Class 2 NAV lost 0.84% for the three months ended March 31, 2013, net of fees and expenses.

For the three months ended March 31, 2013 the Equinox Frontier Diversified Fund recorded a net loss on investments of $113,017, net investment income of $476,525, and total expenses of $1,536,849, resulting in a net decrease in Owners’ capital from operations of $1,173,341. The NAV per Unit, Class 1, decreased from $94.40 at December 31, 2012, to $93.21 as of March 31, 2013. The NAV per Unit, Class 2, decreased from $100.48 at December 31, 2012, to $99.64 as of March 31, 2013. Total Class 1 subscriptions and redemptions for the period were $696,614 and $4,824,816, respectively. Total Class 2 subscriptions and redemptions for the period were $845,651 and $2,625,358, respectively. Ending capital at March 31, 2013, was $54,151,338 for Class 1 and $53,948,984 for Class 2. Ending capital at December 31, 2012, was $58,999,936 for Class 1 and $56,181,636 for Class 2.

The Equinox Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Equinox Frontier Diversified Fund was profitable in 1Q 2013. Stock Indices and Currencies were profitable while Interest Rates, Metals, Agriculturals and Energies finished negative for the quarter.

The Stock Indices and Currencies sectors are positive YTD while Interest Rates, Metals, Agriculturals and Energies are negative YTD.

In terms of major CTA performance, five of the eight major CTAs in the Equinox Frontier Diversified Fund were profitable in 1Q 2013. Mesirow, Quantmetrics, Tiverton, Brevan Howard and Winton were profitable in the quarter and are profitable YTD while Cantab and Beach Horizon finished negative for the quarter and are negative YTD.

Equinox Frontier Masters Fund

2014

The Equinox Frontier Masters Fund—Class 1 NAV lost 4.93% for the three months ended March 31, 2014 net of fees and expenses; the Equinox Frontier Masters Fund —Class 2 NAV lost 4.52% for the three months ended March 31, 2014, net of fees and expenses; the Equinox Frontier Masters Fund—Class 3 NAV lost 4.47% for the three months ended March 31, 2014. The inception date of the Equinox Frontier Masters Fund Class 3 was December 17, 2013.

For the three months ended March 31, 2014, the Equinox Frontier Masters Fund recorded net loss on investments of $1,139,641, net investment income of $95,272, and total expenses of $475,718, resulting in a net decrease in Owners’ capital from operations of $1,615,359. For the three months ended March 31, 2013, the Equinox Frontier Masters Fund recorded net gain on investments of $883,034, net investment income of $231,188, and total expenses of $561,505, resulting in a net increase in Owners’ capital from operations of $321,529. The NAV per Unit, Class 1, decreased from $91.83 at December 31, 2013 to $87.30 as of March 31, 2014. The NAV per Unit, Class 2, decreased from $99.46 at December 31, 2013 to $94.96 as of March 31, 2014. The NAV per Unit, Class 3, decreased from $91.91 at December 31, 2013 to $87.80 as of March 31, 2014. Total Class 1 subscriptions and redemptions for the period were $36,836 and $5,237,423, respectively. Total Class 2 subscriptions and redemptions for the period were $35,000 and $634,052, respectively. Total Class 3 subscriptions and redemptions for the period were $680,760 and $89,144, respectively. Ending capital at March 31, 2014 was $16,792,778 for Class 1, $9,329,134 for Class 2 and $825,490 for Class 3. Ending capital at December 31, 2013 was $23,115,495 for Class 1, $10,406,162 for Class 2 and $249,127 for Class 3.

The Frontier Masters Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in Equinox Frontier Masters Fund were profitable in 1Q 2014. Agriculturals and Interest Rates were positive while Metals, Currencies, Energies and Stock Indices were negative for the quarter.

Agriculturals and Interest Rates were positive for the year while Metals, Currencies, Energies and Stock Indices were negative for the year.

In terms of major CTA performance, none of the major CTAs in the Equinox Frontier Masters Fund were profitable for the quarter or YTD.

2013

The Equinox Frontier Masters Fund – Class 1 NAV gained 0.52% for the three months ended March 31, 2013, net of fees and expenses; the Equinox Frontier Masters Fund – Class 2 NAV gained .92% for the three months ended March 31, 2013, net of fees and expenses.

For the three months ended March 31, 2013 Equinox Frontier Masters Fund recorded a net gain on investments of $883,034, net investment income of $231,188, and total expenses of $792,693, resulting in a net increase in Owners’ capital from operations of $321,529. The NAV per Unit, Class 1, increased from $101.11 at December 31, 2012, to $101.64 as of March 31, 2013. The NAV per Unit, Class 2, increased from $107.61 at December 31, 2012, to $108.60 as of March 31, 2013. Total Class 1 subscriptions and redemptions for the period were $1,148,139 and $1,976,286, respectively. Total Class 2 subscriptions and redemptions for the period were $472,083 and $1,596,464, respectively. Ending capital at March 31, 2013, was $33,943,369 for Class 1 and $15,911,790 for Class 2. Ending capital at December 31, 2012, was $34,603,499 for Class 1 and $16,882,659 for Class 2.

The Equinox Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Equinox Frontier Masters Fund were profitable in 1Q 2013. Currencies, Agriculturals and Stock Indices were positive while Interest Rates, Energies and Metals were negative for the quarter.

Currencies, Agriculturals and Stock Indices are positive for the year while Interest Rates, Energies and Metals are negative for the year.

In terms of major CTA performance, two of the four major CTAs in the Equinox Frontier Masters Fund were profitable during the quarter. Winton and Transtrend were positive for the quarter and are positive YTD while Cantab and Tiverton finished negative for the quarter and are negative YTD.

Equinox Frontier Long/Short Commodity Fund

2014

The Equinox Frontier Long/Short Commodity Fund—Class 2 NAV lost 11% for the three months ended March 31, 2014, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 3 NAV lost 11.01% for the three month period ended March 31, 2014, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 1a NAV lost 11.12%, for the three month period ended March 31, 2014, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 2a NAV lost 10.74%, for the three month period ended March 31, 2014, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund Class 3a NAV lost 10.68% for the three month period ended March 31, 2014, net of fees and expenses.

For the three months ended March 31, 2014, the Equinox Frontier Long/Short Commodity Fund recorded net loss on investments of $4,086,877, net investment income of $69,247, and total expenses of $337,924, resulting in a net decrease in Owners’ capital from operations of $2,518,355, after non-controlling interests of ($1,906,446). For the three months ended March 31, 2013, the Equinox Frontier Long/Short Commodity Fund recorded net loss on investments of $1,371,456, net investment income of $297,099, and total expenses of $648,989, resulting in a net decrease in Owners’ capital from operations of $194,728, after non-controlling interests of ($1,825,717). The NAV per Unit, Class 2, decreased from $125.26 at December 31, 2013 to $111.48 as of March 31, 2014. The NAV per Unit, Class 3, decreased from $125.30 at December 31, 2013 to $111.51 as of March 31, 2014. The NAV per Unit, Class 1a, decreased from $92.73 at December 31, 2013 to $82.42 as of March 31, 2014. The NAV per Unit, Class 2a, decreased from $100.34 at December 31, 2013 to $89.56 as of March 31, 2014. The NAV per Unit, Class 3a, decreased from $100.47 at December 31, 2013 to $89.74 as of March 31, 2014. Total Class 2 redemptions for the period were $1,851,384. Total Class 3 redemptions for the period were $996,055. Total Class 1a subscriptions and redemptions were $39,949 and $1,700,961 respectively. Class 2a redemptions for the period were $576,515. Class 3a subscriptions and redemptions for the period were $263,648 and $83,636, respectively. Ending capital at March 31, 2014 was $1,246,556 for Class 2, $7,616,070 for Class 3, $6,200,830 for Class 1a, $2,222,795 for Class 2a and $395,536 for Class 3a. Ending capital at December 31, 2013 was $3,371,798 for Class 2, $9,619,596 for Class 3, $8,752,826 for Class 1a, $3,103,405 for Class 2a and $257,471 for Class 3a.

The Equinox Frontier Long/Short Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund were profitable in 1Q 2014. Grains and Softs finished positive for the quarter while Base Metals, Energies, Grains, Meats, Precious Metals and Financials finished negative for the quarter. Grains and Softs are positive YTD while Base Metals, Energies, Grains, Meats, Precious Metals and Financials were negative YTD.

In terms of major CTA performance, two of the nine major CTAs in the Equinox Frontier Long/Short Commodity Fund were profitable in 1Q 2014. Abraham and Krom River were positive for the quarter and are positive YTD while Commodity Strategies, Emil Van Essen, JE Moody, Mesirow, Red Oak, Rosetta and Strategic Ag finished negative for the quarter and is negative YTD.

2013

The Equinox Frontier Long/Short Commodity Fund – Class 2 NAV lost 0.37% for the three months ended March 31, 2013, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 3 NAV lost 0.38% for the three months ended March 31, 2013, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 1a NAV lost 0.56% for the three months ended March 31, 2013, net of fees and expenses; the Frontier Long/Short Commodity Series – Class 2a NAV lost 0.14% for the three months ended March 31, 2013, net of fees and expenses.

For the three months ended March 31, 2013, the Equinox Frontier Long/Short Commodity Fund recorded net loss on investments of $1,371,456, net investment income of $297,099, and total expenses of $946,088, resulting in a net decrease in Owners’ capital from operations of $194,728, after non-controlling interests of $1,825,717. The NAV per Unit, Class 2, decreased from $145.65 at December 31, 2012, to $145.11 as of March 31, 2013. The NAV per Unit, Class 3, decreased from $145.69 at December 31, 2012, to $145.14 as of March 31, 2013. The NAV per Unit, Class 1a, decreased from $108.58 at December 31, 2012, to $107.97 as of March 31, 2013. The NAV per Unit, Class 2a, decreased from $115.45 at December 31, 2012, to $115.29 as of March 31, 2013. Total Class 2 redemptions for the period were $1,167,978. There were no subscriptions. Total Class 3 redemptions for the period were $3,450,590. There were no subscriptions. Total Class 1a subscriptions and redemptions for the period were $354,310 and $1,622,472, respectively. Total Class 2a subscriptions and redemptions for the period were $221,400 and $964,208, respectively. Ending capital at March 31, 2013, was $5,702,855 for Class 2, $16,256,087 for Class 3, $17,621,991 for Class 1a and $10,120,281 for Class 2a. Ending capital at December 31, 2012, $6,898,785 for Class 2, $19,761,047 for Class 3, $18,983,538 for Class 1a and $10,882,111 for Class 2a.

Two of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund were profitable in 1Q 2013. Energies and Financials finished positive for the quarter while Base Metals, Grains, Meats, Precious Metals and Softs finished negative for the quarter.

Energies and Financials are positive YTD while Base Metals, Grains, Meats, Precious Metals and Softs are negative YTD.

In terms of major CTA performance, five of the six major CTAs in the Equinox Frontier Long/Short Commodity Fund was profitable in 1Q 2013. Global Advisors, Red Oak, Rosetta, Strategic Ag and Mesirow were positive for the quarter and are positive YTD while Beach Horizon finished negative for the quarter and is negative YTD.

The Equinox Frontier Long/Short Commodity Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors.

Equinox Frontier Balanced Fund

2014

The Equinox Frontier Balanced Fund—Class 1 NAV lost 4.05% for the three months ended March 31, 2014, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 2 NAV lost 3.33% for the three months ended March 31, 2014, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 2a NAV lost 3.06%, for the three months ended March 31, 2014, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 3a NAV lost 3.05% for the three months ended March 31, 2014, net of fees and expenses.

For the three months ended March 31, 2014, the Equinox Frontier Balanced Fund recorded net loss on investments of $2,141,831, net investment income of $8,530, and total expenses of $1,569,988, resulting in a net decrease in Owners’ capital from operations of $4,165,357, after non-controlling interests of $453,538. For the three months ended March 31, 2013, the Equinox Frontier Balanced Fund recorded net loss on investments of $3,972,194, net investment income of $47,281, and total expenses of $2,044,258, resulting in a net decrease in Owners’ capital from operations of $6,016,452. The NAV per Unit, Class 1, decreased from $106.29 at December

31, 2013 to $101.99 as of March 31, 2014. The NAV per Unit, Class 2, decreased from $140.49 at December 31, 2013 to $135.81 as of March 31, 2014. The NAV per Unit, Class 2a, decreased from $118.80 at December 31, 2013 to $115.17 as of March 31, 2014. The NAV per Unit, Class 3a, decreased from $118.41 at December 31, 2013 to $114.80 as of March 31, 2014. Total Class 1 subscriptions and redemptions for the period were $39,640 and $8,033,927, respectively. Total Class 2 subscriptions and redemptions for the period were $3,529 and $2,781,047, respectively. Total Class 2a, redemptions for the period was $2,122. Total Class 3a redemptions for the period were $102,488. Ending capital at March 31, 2014 was $69,599,720 for Class 1, $22,961,181 for Class 2, $474,436 for Class 2a, and $2,149,750 for Class 3a. Ending capital at December 31, 2013 was $80,801,534 for Class 1, $26,611,117 for Class 2, $491,579 for Class 2a and $2,322,629 for Class 3a.

The Equinox Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Equinox Frontier Balanced Fund were profitable in 1Q 2014. Agriculturals and Interest Rate sectors were profitable while Metals, Currencies, Energies, and Stock Indices finished negative for the quarter.

Agriculturals and Interest Rate sectors are positive YTD while Metals, Currencies, Energies, and Stock Indices are negative YTD.

In terms of major CTA performance, eight of the sixteen major CTAs in the Equinox Frontier Balanced Fund were profitable in 1Q 2014. Beach Horizon, Crabel, Doherty, Fort (GC), Fort (GD), H2O AM, Quantica, Quantmetrics and Winton were positive for the quarter and are positive YTD while Campbell, Cantab, Emil Van Essen, QIM, Systematic Alpha, Tarpon and Tiverton finished negative for the quarter and are negative YTD.

2013

The Equinox Frontier Balanced Fund – Class 1 NAV lost 1.82% for the three months ended March 31, 2013, net of fees and expenses; the Equinox Frontier Balanced Fund – Class 2 NAV lost 1.11% for the three months ended March 31, 2013, net of fees and expenses; the Equinox Frontier Balanced Fund – Class 2a NAV lost 0.72% for the three months ended March 31, 2013, net of fees and expenses; the Equinox Frontier Balanced Fund – Class 3a NAV lost 0.73% for the three months ended March 31, 2013, net of fees and expenses.

For the three months ended March 31, 2013, the Equinox Frontier Balanced Fund recorded net loss on investments of $3,972,194, net investment income of $47,281, and total expenses of $2,091,539, resulting in a net decrease in Owners’ capital from operations of $3,212,419 after non- controlling interests of $2,804,033. The NAV per Unit, Class 1, decreased from $116.32 at December 31, 2012, to $114.20 at March 31, 2013. The NAV per Unit, Class 2, decreased from $149.20 at December 31, 2012, to $147.55 at March 31, 2013. For Class 2a, the NAV per Unit increased from $124.36 at December 31, 2012, to $123.46 at March 31, 2013. For Class 3a, the NAV per Unit decreased from $123.96 at December 31, 2012, to $123.05 at March 31, 2013. Total Class 1 subscriptions and redemptions for the period were $92,934 and $11,819,813, respectively. Total Class 2 subscriptions and redemptions for the period were $3,856 and $2,127,467, respectively. Total Class 2a redemptions for the period were $94,778. There were no subscriptions. Total Class 3a redemptions for the period were $779,229. There were no subscriptions. Ending capital at March 31, 2013, was $129,567,330 for Class 1, $48,774,407 for Class 2, $906,350 for Class 2a and $2,967,747 for Class 3a. At December 31, 2012, ending capital was $143,906,872 for Class 1, $51,459,568 for Class 2, $1,009,520 for Class 2a, and $3,776,790 for Class 3a.

The Equinox Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

One of the six sectors traded in the Equinox Frontier Balanced Fund was profitable in 1Q 2013. The Stock Indices sector was profitable while Interest Rates, Metals, Agriculturals, Currencies and Energies finished negative for the quarter.

The Stock Indices sector is positive YTD while Interest Rates, Metals, Agriculturals, Currencies and Energies are negative YTD.

In terms of major CTA performance, two of the five major CTAs in the Equinox Frontier Balanced Fund were profitable in 1Q 2013. Winton and Tiverton were positive for the quarter and are positive YTD while Cantab, QIM and Beach Horizon finished negative for the quarter and are negative YTD.

Equinox Frontier Select Fund

2014

The Equinox Frontier Select Fund—Class 1 NAV lost 6.07% for the three months ended March 31, 2014, net of fees and expenses; the Equinox Frontier Select Fund —Class 2 NAV lost 5.37% for the three months ended March 31, 2014, net of fees and expenses.

For the three months ended March 31, 2014, the Equinox Frontier Select Fund recorded net loss on investments of $770,338, net investment income of $0, and total expenses of $273,428, resulting in a net decrease in Owners’ capital from operations of $1,043,766. For the three months ended March 31, 2013, the Equinox Frontier Select Fund recorded net gain on investments of $1,322,891, net investment income of $90,594, and total expenses of $321,247, resulting in a net increase in Owners’ capital from operations of $1,001,644. The NAV per Unit, Class 1, decreased from $79.86 at December 31, 2013 to $75.01 as of March 31, 2014. The NAV per Unit, Class 2, decreased from $104.14 at December 31, 2013 to $98.55 as of March 31, 2014. Total Class 1 subscriptions and redemptions for the period were $2,594 and $1,391,660, respectively. Total Class 2 redemptions for the period were $151,317. Ending capital at March 31, 2014 was $13,514,210 for Class 1 and $1,513,489 for Class 2. Ending capital at December 31, 2013 was $15,852,947 for Class 1 and $1,758,901 for Class 2.

The Equinox Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Select Series were profitable in 1Q 2014. Agriculturals and Interest Rates were positive while Currencies, Stock Indices, Metals and Energies were negative for the quarter.

Agriculturals and Interest Rates are positive YTD while Stock Indices, Currencies, Metals and Energies are negative YTD.

In terms of major CTA performance, Brevan Howard, Transtrend and Tiverton finished negative for the quarter and is negative YTD.

2013

The Equinox Frontier Select Fund – Class 1 NAV gained 4.07% for the three months ended March 31, 2013, net of fees and expenses; the Equinox Frontier Select Fund – Class 2 NAV gained 4.82% for the three months ended March 31, 2013, net of fees and expenses.

For the three months ended March 31, 2013, the Equinox Frontier Select Fund recorded net gain on investments of $1,322,891, net investment income of $90,594, and total expenses of $411,841, resulting in a net increase in Owners’ capital from operations of $1,001,644. The NAV per Unit, Class 1, increased from $78.66 at December 31, 2012, to $81.86 as of March 31, 2013. The NAV per Unit, Class 2, increased from $99.55 at December 31, 2012, to $104.35 as of March 31, 2013. Total Class 1 subscriptions and redemptions for the period were $4,380 and $1,742,251, respectively. Total Class 2 redemptions for the period were $269,549. There were no subscriptions. Ending capital at March 31, 2013, was $21,393,158 for Class 1 and $2,945,707 for Class 2. Ending capital at December 31, 2012, was $22,266,758 for Class 1 and $3,077,883 for Class 2.

The Equinox Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Equinox Frontier Select Fund were profitable in 1Q 2013. Currencies, Agriculturals and Stock Indices were positive while Interest Rates, Metals and Energies were negative for the quarter.

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

Equinox Frontier Winton Fund

2014

The Equinox Frontier Winton Fund—Class 1 NAV lost 1.91% for the three months ended March 31, 2014, net of fees and expenses; the Equinox Frontier Winton Fund —Class 2 NAV lost 1.18% for the three months ended March 31, 2014, net of fees and expenses.

For the three months ended March 31, 2014, the Equinox Frontier Winton Fund recorded net loss on investments of $103,198, net investment income of $41, and total expenses of $527,891, resulting in a net decrease in Owners’ capital from operations of $631,089. For the three months ended March 31, 2013, the Equinox Frontier Winton Fund recorded net gain on investments of $2,311,200, net investment income of $110,026, and total expenses of $439,776, resulting in a net increase in Owners’ capital from operations of $1,871,424. The NAV per Unit, Class 1, decreased from $139.59 at December 31, 2013 to $136.93 as of March 31, 2014. The NAV per Unit, Class 2, decreased from$174.17 at December 31, 2013 to $172.12 as of March 31, 2014. Total Class 1 subscriptions and redemptions for the period were $33,929 and $1,432,112, respectively. Total Class 2 redemptions for the period were $117,949. Ending capital at March 31, 2014 was $24,258,572 for Class 1 and $10,219,044 for Class 2. Ending capital at December 31, 2013 was $26,164,147 for Class 1 and $10,460,690 for Class 2.

The Equinox Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Winton Series were profitable in 1Q 2014. Agriculturals and Interest Rates were positive while Metals, Currencies, Stock Indices and Energies were negative for the quarter.

Agriculturals and Interest Rates are positive YTD while Currencies, Stock Indices, Metals, Interest Rates and Energies are negative YTD.

2013

The Equinox Frontier Winton Fund – Class 1 NAV gained 4.44% for the three months ended March 31, 2013, net of fees and expenses; the Winton Series – Class 2 NAV gained 5.19% for the three months ended March 31, 2013, net of fees and expenses.

For the three months ended March 31, 2013, the Equinox Frontier Winton Fund recorded net gain on investments of $2,311,200, net investment income of $110,026, and total expenses of $549,802, resulting in a net increase in Owners’ capital from operations of $1,871,424. The NAV per Unit, Class 1, increased from $130.73 at December 31, 2012, to $136.53 as of March 31, 2013. The NAV per Unit, Class 2, increased from $158.30 at December 31, 2012, to $166.52 as of March 31, 2013. Total Class 1 subscriptions for the period were $43,950 and redemptions were $1,767,373. Total Class 2 redemptions for the period were $117,344. There were no subscriptions. Ending capital at March 31, 2013, was $30,262,765 for Class 1 and $10,727,426 for Class 2. Ending capital at December 31, 2012, was $30,645,208 for Class 1 and $10,314,326 for Class 2.

The Equinox Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Equinox Frontier Winton Fund were profitable in 1Q 2013. Currencies, Agriculturals and Stock Indices were positive while Metals, Interest Rates and Energies were negative for the quarter.

Currencies, Agriculturals and Stock Indices are positive YTD while Metals, Interest Rates and Energies are negative YTD.

Equinox Frontier Heritage Fund

2014

The Equinox Frontier Heritage Fund—Class 1 NAV lost 6.51% for the three months ended March 31, 2014, net of fees and expenses; the Equinox Frontier Heritage Fund —Class 2 NAV lost 5.81% for the three months ended March 31, 2014, net of fees and expenses.

For the three months ended March 31, 2014, the Equinox Frontier Heritage Fund recorded net loss on investments of $1,236,579, net investment income of $0, and total expenses of $175,833, resulting in a net decrease in Owners’ capital from operations of $874,418, after non-controlling interests of ($537,994). For the three months ended March 31, 2013, the Equinox Frontier Heritage Fund recorded net gain on investments of $1,759,853, net investment income of $37,238, and total expenses of $258,845, resulting in a net increase in Owners’ capital from operations of $1,501,008. The NAV per Unit, Class 1, decreased from $102.05 at December 31, 2013 to $95.41 as of March 31, 2014. The NAV per Unit, Class 2, decreased from $134.21 at December 31, 2013 to $126.41 as of March 31, 2014. Total Class 1 subscriptions and redemptions for the period were $6,040 and $1,422,481, respectively. Total Class 2 redemptions for the period were $112,923. Ending capital at March 31, 2014 was $9,201,795 for Class 1 and $2,572,891 for Class 2. Ending capital at December 31, 2013 was $11,328,406 for Class 1 and $2,850,062 for Class 2.

The Equinox Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Equinox Frontier Heritage Fund were profitable in 1Q 2014. Agriculturals and Interest Rates were positive while Metals, Currencies, Stock Indices and Energies were negative for the quarter.

Agriculturals and Interest Rates are positive YTD while Currencies, Stock Indices, Metals, Interest Rates and Energies are negative YTD.

In terms of major CTA performance, both Brevan Howard and Winton finished negative for the quarter and are negative YTD.

2013

The Equinox Frontier Heritage Fund – Class 1 NAV gained 7.49 % for the three months ended March 31, 2013, net of fees and expenses; the Equinox Frontier Heritage Fund – Class 2 NAV gained 8.27% for the three months ended March 31, 2013, net of fees and expenses.

For the three months ended March 31, 2013, the Equinox Frontier Heritage Fund recorded net gain on investments of $1,759,853, net investment income of $37,238, and total expenses of $296,083, resulting in a net increase in Owners’ capital from operations of $1,501,008. The NAV per Unit, Class 1, increased from $94.55 at December 31, 2012, to $101.63 as of March 31, 2013. The NAV per Unit, Class 2, increased from $120.67 at December 31, 2012, to $130.65 as of March 31, 2013. Total Class 1 subscriptions for the period were $11,409 and redemptions were $1,519,117. Total Class 2 redemptions for the period were $564,231. There were no subscriptions. Ending capital at March 31, 2013, was $16,362,182 for Class 1 and $3,820,426 for Class 2. Ending capital at December 31, 2012, was $16,680,498 for Class 1 and $4,073,041 for Class 2.

The Equinox Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Equinox Frontier Heritage Fund were profitable in 1Q 2013. Currencies, Agriculturals and Stock Indices were positive while Interest Rates, Metals and Energies were negative for the quarter.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of March 31, 2014 and December 31, 2013. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Equinox Frontier Diversified Fund:

MARKET SECTOR	March 31, 2014		December 31, 2013
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
Interest Rates	$1,916,671	3.55%	$2,684,511	4.23%
Currencies	4,486,997	8.30%	2,625,909	4.14%
Stock Indices	4,438,810	8.21%	4,211,080	6.64%
Metals	232,015	0.43%	178,413	0.28%
Agriculturals/Softs	806,641	1.49%	1,217,457	1.92%
Energy	1,368,867	2.53%	1,062,838	1.67%

Total:	$13,250,001	24.51%	$11,980,208	18.88%

Equinox Frontier Long/Short Commodity Fund:

MARKET SECTOR	March 31, 2014		December 31, 2013
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
Interest Rates	$175,530	0.83%	$2,575,510	9.10%
Currencies	319,720	1.52%	1,705,311	6.02%
Stock Indices	312,209	1.48%	822,430	2.90%
Metals	75,572	0.36%	193,564	0.68%
Agriculturals/Softs	94,837	0.45%	1,643,667	5.80%
Energy	2,091,648	9.92%	1,717,759	6.06%

Total:	$3,069,516	14.56%	$8,658,241	30.56%

Equinox Frontier Masters Fund:

MARKET SECTOR	March 31, 2014		December 31, 2013
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
Interest Rates	$1,066,277	3.96%	$573,362	1.70%
Currencies	1,999,318	7.42%	963,844	2.85%
Stock Indices	1,541,282	5.72%	1,111,165	3.30%
Metals	108,644	0.40%	81,177	0.24%
Agriculturals/Softs	364,011	1.35%	386,098	1.14%
Energy	145,658	0.54%	132,211	0.39%

Total:	$5,225,190	19.39%	$3,247,857	9.62%

Equinox Frontier Balanced Fund:

	March 31, 2014		December 31, 2013
MARKET SECTOR	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
Interest Rates	$3,074,751	2.76%	$3,727,565	3.06%
Currencies	7,525,664	6.76%	5,007,811	4.11%
Stock Indices	7,825,664	7.03%	5,699,614	4.68%
Metals	348,227	0.31%	219,954	0.18%
Agriculturals/Softs	1,177,462	1.06%	1,327,718	1.09%
Energy	1,334,526	1.20%	843,206	0.69%

Total:	$21,286,294	19.12%	$16,825,868	13.81%

Equinox Frontier Select Fund:

	March 31, 2014		December 31, 2013
MARKET SECTOR	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
Interest Rates	$235,309	1.57%	$123,314	0.70%
Currencies	880,277	5.86%	323,054	1.83%
Stock Indices	591,305	3.93%	484,794	2.76%
Metals	23,547	0.16%	29,599	0.17%
Agriculturals/Softs	80,653	0.54%	142,065	0.81%
Energy	46,004	0.31%	60,734	0.34%

Total:	$1,857,095	12.37%	$1,163,560	6.61%

Equinox Frontier Winton Fund:

MARKET SECTOR	March 31, 2014		December 31, 2013
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
Interest Rates	$1,347,792	3.91%	$877,871	2.40%
Currencies	4,223,678	12.25%	1,560,714	4.26%
Stock Indices	1,174,962	3.41%	1,135,804	3.10%
Metals	92,933	0.27%	76,415	0.21%
Agriculturals/Softs	503,696	1.46%	405,696	1.11%
Energy	151,398	0.44%	81,046	0.22%

Total:	$7,494,459	21.74%	$4,137,546	11.30%

Equinox Frontier Heritage Fund:

	March 31, 2014		December 31, 2013
MARKET SECTOR	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
Interest Rates	$328,247	2.40%	$196,699	1.19%
Currencies	978,076	7.16%	349,699	2.11%
Stock Indices	298,331	2.19%	254,492	1.53%
Metals	21,902	0.16%	17,122	0.10%
Agriculturals/Softs	118,872	0.87%	90,901	0.55%
Energy	40,121	0.29%	18,159	0.11%

Total:	$1,785,549	13.07%	$927,072	5.59%

(1)	As of March 31, 2014, a portion of the assets of the Equinox Frontier Balanced Fund, Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund and Equinox Frontier Heritage Fund are invested in Swap contracts (Please refer to Note 4 in the Series Financial Statements). Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of December 31, 2013, by market sector.

Interest Rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of each Trading Company and accordingly of each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund and Equinox Frontier Balanced Fund (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized interest income that is allocated to each of such Series and 0.75%. Interest income above what is paid to the Managing Owner is retained by the Series.

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

Stock Indices

For each Series, its primary equity exposure is equity price risk in the G-7 countries as well as other smaller jurisdictions. Each Series of the Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

Metals

For each Series, its metals market exposure is fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. Some metals, such as gold, are used as surrogate stores of value, in place of hard currency, and thus have currency or interest rate risk associated with them relative to their price in a specific currency. Other metals, such as silver, platinum, copper and steel, have substantial industrial applications, and may be subject to forces affecting industrial production and demand.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the Trust and each Series as of March 31, 2014 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

The following table provides information regarding the sale of unregistered Units by the Registrant for the three months ended March 31, 2014. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Registrant claims an exemption from registration of each of the transactions listed below under Section 4(2) of the Securities Act, as a sale by an issuer not involving a public offering.

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

The Frontier Funds
(Registrant)
Date: May 15, 2014

	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of The Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Balanced Fund,
a Series of Equinox Frontier Funds
(Registrant)
Date: May 15, 2014
	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Heritage Fund,
a Series of Equinox Frontier Funds
(Registrant)
Date: May 15, 2014

	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Winton Fund,
a Series of Equinox Frontier Funds
(Registrant)
Date: May 15, 2014

	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Select Fund,
a Series of Equinox Frontier Funds (Registrant)

Date: May 15, 2014	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Long/Short Commodity Fund,
a Series of Equinox Frontier Funds (Registrant)
Date: May 15, 2014

	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Diversified Fund,
a Series of Equinox Frontier Funds (Registrant)
Date: May 15, 2014

	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Masters Fund,
a Series of Equinox Frontier Funds
(Registrant)
Date: May 15, 2014

	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds