Form 10-Q
period 2014-06-30
Equinox Frontier Funds; Equinox Frontier Heritage Fund; Equinox Frontier Select Fund; Equinox Frontier Masters Fund; Equinox Frontier Diversified Fund; Equinox Frontier Winton Fund; Equinox Frontier Long/Short Commodity Fund; Equinox Frontier Balanced Fund
filed 2014-08-14
CIK 1261379, 1389123, 1389125, 1450722, 1450720, 1389124, 1389128, 1389122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2014

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

Equinox Frontier Balanced Fund Class 2, Class 3, Class 1a, Class 2a and Class 3a Units;

Equinox Frontier Select Fund Class 1, Class 2;

Equinox Frontier Winton Fund Class 1, Class 2;

Equinox Frontier Heritage Fund Class 1, Class 2

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

i

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF JUNE 30, 2014, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Series of Equinox Frontier Funds

Statements of Financial Condition

June 30, 2014 and December 31, 2013

	Equinox Frontier Diversified Fund				Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
	6/30/2014 (Unaudited)		12/31/2013		6/30/2014 (Unaudited)	12/31/2013	6/30/2014 (Unaudited)	12/31/2013
ASSETS
Cash and cash equivalents	$3,956,208		$1,827,897		$1,855,563	$1,125,954	$1,240,004	$810,418
U.S. Treasury securities, at fair value	28,442,309		38,055,417		13,340,170	23,441,497	8,914,743	16,872,290
Open trade equity, at fair value	—		—		—	—	—	—
Options purchased, at fair value	—		—		—	—	—	98,740
Receivable from futures commission merchants	—		—		—	—	—	7,836,808
Swap contracts, at fair value	3,046,397		3,437,632		—	—	2,218,084	2,456,546
Investments in unconsolidated trading companies, at fair value	17,749,763		20,837,272		9,338,730	9,166,710	3,113,655	655,769
Prepaid service fees — Class 1	6,611		4,946		1,621	11,165	1,705	3,707
Interest receivable	489,215		521,275		229,455	321,097	153,336	231,114
Receivable from related parties	—		1,035		3,286	2,060	3,083	2,954
Other assets	—		—		—	—	—	—

Total Assets	$53,690,503		$64,685,474		$24,768,825	$34,068,483	$15,644,610	$28,968,346

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—		$—		$—	$—	$—	$191,069
Options written, at fair value	—		—		—	—	—	172,650
Pending owner additions	829		2,292		1,334	1,352	—	—
Owner redemptions payable	683,808		348,441		68,086	71,188	16,833	107,888
Incentive fees payable to Managing Owner	954,829		575,550		168,094	—	—	—
Management fees payable to Managing Owner	85,886		101,504		78,094	107,027	60,708	104,883
Interest payable to Managing Owner	11,677		16,220		5,789	9,587	4,017	7,965
Service fees payable to Managing Owner	34,982		46,263		19,561	35,858	9,875	14,965
Trading fees payable to Managing Owner	110,884		136,166		51,098	72,687	20,330	34,788
Payables to related parties	—		—		—	—	—	—
Other liabilities	1,813		—		—	—	—	—

Total Liabilities	1,884,708		1,226,436		392,056	297,699	111,763	634,208

CAPITAL
Managing Owner Units — Class 1	—		23,953		—	—	—	—
Managing Owner Units — Class 2	1,914,107		1,904,660		571,539	559,668	345,811	386,171
Managing Owner Units — Class 2a	—		—		—	—	200,722	222,971
Managing Owber Units — Class 3	24,026		—		25,842	25,274	—	—
Managing Owner Units — Class 3a	—		—		—	—	9,907	10,991
Limited Owner Units — Class 1	20,901,816		28,720,094		12,926,943	23,115,495	—	—
Limited Owner Units — Class 1a	—		—		—	—	5,516,168	8,752,826
Limited Owner Units — Class 2	27,159,731		32,810,331		8,153,068	9,846,494	828,166	2,985,627
Limited Owner Units — Class 2a	—		—		—	—	1,387,689	2,880,434
Limited Owner Units — Class 3	1,806,115		—		2,699,377	223,853	6,866,592	9,619,596
Limited Owner Units — Class 3a	—		—		—	—	377,792	246,480

Total Owners’ Capital	51,805,795		63,459,038		24,376,769	33,770,784	15,532,847	25,105,096

Non-Controlling Interests	—		—		—	—	—	3,229,042

Total Capital	51,805,795		63,459,038		24,376,769	33,770,784	15,532,847	28,334,138

Total Liabilities and Capital	$53,690,503		$64,685,474		$24,768,825	$34,068,483	$15,644,610	$28,968,346

Units Outstanding
Class 1	240,883		330,005		139,046	251,718	N/A	N/A
Class 1a	N/A		N/A		N/A	N/A	66,657	94,391
Class 2	306,638		367,927		85,895	104,624	10,466	26,918
Class 2a	N/A		N/A		N/A	N/A	17,586	30,930
Class 3	20,947	(1)	N/A	(1)	29,001	2,711	61,198	76,774
Class 3a	N/A		N/A		N/A	N/A	4,281	2,563

Net Asset Value per Unit
Class 1	$86.77		$87.10		$92.97	$91.83	N/A	N/A
Class 1a	N/A		N/A		N/A	N/A	$82.76	$92.73
Class 2	$94.81		$94.35		$101.57	$99.46	$112.17	$125.26
Class 2a	N/A		N/A		N/A	N/A	$90.32	$100.34
Class 3	$87.37	(1)	N/A	(1)	$93.97	$91.91	$112.20	$125.30
Class 3a	N/A		N/A		N/A	N/A	$90.56	$100.47

(1)	Class 3 operations began February 25, 2014

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Financial Condition

June 30, 2014 and December 31, 2013

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	6/30/2014 (Unaudited)	12/31/2013	6/30/2014 (Unaudited)	12/31/2013
ASSETS
Cash and cash equivalents	$6,153,791	$3,292,570	$870,255	$494,931
U.S. Treasury securities, at fair value	44,241,362	68,548,395	6,256,508	10,304,085
Receivable from futures commission merchants	12,678,075	23,466,052	—	—
Open trade equity, at fair value	2,303,797	3,935,252	—	—
Options purchased, at fair value	—	165,915	—	—
Swap contracts, at fair value	9,491,529	10,122,003	—	—
Investments in unconsolidated trading companies, at fair value	19,562,185	13,713,315	7,320,068	6,864,544
Interest receivable	760,965	939,354	107,613	141,143
Prepaid service fees	—	234	—	—
Other assets	8	53	—	—

Total Assets	$95,191,712	$124,183,143	$14,554,444	$17,804,703

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—	$—	$—	$—
Options written, at fair value	—	183,856	—	—
Pending owner additions	11,946	14,677	841	994
Owner redemptions payable	110,229	931,553	85,696	68,598
Incentive fees payable to Managing Owner	902,038	691,917	26,677	—
Management fees payable to Managing Owner	88,694	113,085	48,241	49,798
Interest payable to Managing Owner	94,464	146,282	14,204	22,398
Service fees payable to Managing Owner	146,444	190,286	31,420	39,045
Trading fees payable to Managing Owner	56,009	73,125	9,238	11,545
Payables to related parties	17,139	12,135	746	477
Other liabilities	—	—	—	—

Total Liabilities	1,426,963	2,356,916	217,063	192,855

CAPITAL
Managing Owner Units — Class 2	1,108,577	1,374,533	7,295	7,336
Managing Owner Units — Class 2a	146,599	147,003	—	—
Limited Owner Units — Class 1	64,439,345	80,801,534	12,963,579	15,852,947
Limited Owner Units — Class 2	19,631,023	25,236,584	1,366,507	1,751,565
Limited Owner Units — Class 2a	339,497	344,576	—	—
Limited Owner Units —Class 3a	2,120,414	2,322,629	—	—

Total Owners’ Capital	87,785,455	110,226,859	14,337,381	17,611,848

Non-Controlling Interests	5,979,294	11,599,368	—	—

Total Capital	93,764,749	121,826,227	14,337,381	17,611,848

Total Liabilities and Capital	$95,191,712	$124,183,143	$14,554,444	$17,804,703

Units Outstanding
Class 1	620,423	760,206	165,701	198,518
Class 2	148,835	189,411	13,267	16,890
Class 2a	4,103	4,138
Class 3a	17,957	19,615

Net Asset Value per Unit
Class 1	$103.86	$106.29	$78.23	$79.86
Class 2	$139.35	$140.49	$103.56	$104.14
Class 2a	$118.48	$118.80
Class 3a	$118.09	$118.41

The accompanying notes are an integral part of these financial statements

The Series of Equinox Frontier Funds

Statements of Financial Condition

June 30, 2014 and December 31, 2013

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	6/30/2014 (Unaudited)	12/31/2013	6/30/2014 (Unaudited)	12/31/2013
ASSETS
Cash and cash equivalents	$3,001,583	$1,325,731	$779,177	$424,001
U.S. Treasury securities, at fair value	21,579,236	27,600,705	5,601,725	8,827,380
Investments in unconsolidated trading companies, at fair value	10,026,530	7,779,323	2,369,288	1,889,266
Swap contracts, at fair value	—	—	4,972,531	5,435,184
Interest receivable	371,169	378,069	96,353	120,916
Other assets	—	—	—	—

Total Assets	$34,978,518	$37,083,828	$13,819,074	$16,696,747

LIABILITIES & CAPITAL
LIABILITIES
Pending owner additions	$10,646	$11,914	$2,081	$2,877
Owner redemptions payable	—	76,900	—	—
Incentive fees payable to Managing Owner	415,629	128,097	86,999	15,411
Management fees payable to Managing Owner	99,121	100,260	28,231	28,615
Interest payable to Managing Owner	49,096	59,865	12,861	19,767
Service fees payable to Managing Owner	48,141	53,054	19,446	25,485
Trading fees payable to Managing Owner	21,825	23,844	7,251	9,212
Payables to related parties	10,190	5,057	2,661	1,275
Other liabilities	—	—	3,500	—

Total Liabilities	654,648	458,991	163,030	102,642

CAPITAL
Managing Owner Units — Class 2	37,976	36,002	58,647	57,484
Limited Owner Units — Class 1	23,611,933	26,164,147	8,792,828	11,328,406
Limited Owner Units — Class 2	10,673,961	10,424,688	2,596,111	2,792,578

Total Owners’ Capital	34,323,870	36,624,837	11,447,586	14,178,468

Non-Controlling Interests	—	—	2,208,458	2,415,637

Total Capital	34,323,870	36,624,837	13,656,044	16,594,105

Total Liabilities and Capital	$34,978,518	$37,083,828	$13,819,074	$16,696,747

Units Outstanding
Class 1	162,766	187,438	85,717	111,005
Class 2	58,307	60,061	19,388	21,235

Net Asset Value per Unit
Class 1	$145.07	$139.59	$102.58	$102.05
Class 2	$183.72	$174.17	$136.93	$134.21

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Fund

Condensed Schedules of Investments (Unaudited)

June 30, 2014

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
Swaps (1)
Frontier XXXV Diversified select swap (U.S.)	$3,046,397	5.88%	$—	0.00%	$—	0.00%
Frontier XXXVII L/S select swap (U.S.)	—	0.00%	—	0.00%	2,218,084	14.28%

Total Swaps	$3,046,397	5.88%	$—	0.00%	$2,218,084	14.28%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value		Fair Value		Fair Value
$75,000,000 US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	$22,174,098	42.80%	$10,400,219	42.66%	$6,950,082	44.74%
$20,000,000 US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	6,268,211	12.10%	2,939,951	12.06%	1,964,661	12.65%

	$28,442,309	54.90%	$13,340,170	54.72%	8,914,743	57.39%

Additional Disclosure on U.S. Treasury Securities	Fair Value		Fair Value		Fair Value
US Treasury Note 6.000% due 02/15/2026 (2)	$16,613,701		$7,792,250		$5,207,273
US Treasury Note 6.875% due 08/15/2025 (2)	4,430,320		2,077,933		1,388,606

	$21,044,021		$9,870,183		$6,595,879

	Cost		Cost		Cost
US Treasury Note 6.000% due 02/15/2026 (2)	$22,058,393		$10,345,950		$6,913,817
US Treasury Note 6.875% due 08/15/2025 (2)	6,273,914		2,942,626		1,966,448

	$28,332,307		$13,288,576		$8,880,265

(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments (Unaudited)

June 30, 2014

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	$187,066	0.20%	$—	0.00%
Various energy futures contracts (U.S.)	291,884	0.31%	—	0.00%
Various interest rates futures contracts (Canada)	142,543	0.15%	—	0.00%
Various interest rates futures contracts (Europe)	767,319	0.82%	—	0.00%
Various interest rates futures contracts (Far East)	212,096	0.23%	—	0.00%
Various interest rates futures contracts (Oceanic)	87,308	0.09%	—	0.00%
Various interest rates futures contracts (U.S.)	116,933	0.12%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	274	0.00%	—	0.00%
Various soft futures contracts (U.S.)	54,864	0.06%	—	0.00%
Various stock index futures contracts (Africa)	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	4,777	0.01%	—	0.00%
Various stock index futures contracts (Europe)	(410,047)	-0.44%	—	0.00%
Various stock index futures contracts (Far East)	65,782	0.07%	—	0.00%
Various stock index futures contracts (Oceanic)	849	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	292,946	0.31%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%
Various base metals futures contracts (U.S.)	2,462	0.00%	—	0.00%
Various base metals futures contracts (Europe)	465,528	0.50%	—	0.00%
Various precious metal futures contracts (U.S.)	15,547	0.02%	—	0.00%

Total Long Futures Contracts	$2,298,131	2.45%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	$(84,886)	-0.09%	$—	0.00%
Various energy futures contracts (U.S.)	(156,420)	-0.17%	—	0.00%
Various interest rates futures contracts (Canada)	(773)	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(13,998)	-0.01%	—	0.00%
Various interest rates futures contracts (Far East)	(197)	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(12,521)	-0.01%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	550	0.00%	—	0.00%
Various soft futures contracts (U.S.)	92,752	0.10%	—	0.00%
Various stock index futures contracts (Canada)	(33,071)	-0.04%	—	0.00%
Various stock index futures contracts (Europe)	44,589	0.05%	—	0.00%
Various stock index futures contracts (Far East)	(9,074)	-0.01%	—	0.00%
Various stock index futures contracts (Oceanic)	2,310	0.00%	—	0.00%
Various base metals futures contracts (Europe)	(540,261)	-0.58%	—	0.00%
Various precious metal futures contracts (U.S.)	(24,618)	-0.03%	—	0.00%

Total Short Futures Contracts	$(758,412)	-0.82%	$—	0.00%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$764,078	0.81%	$—	0.00%

Total Currency Forwards	$764,078	0.81%	$—	0.00%

Total Open Trade Equity (Deficit)	$2,303,797	2.44%	$—	0.00%

Swaps (1)
Frontier XXXIV Balanced select swap (U.S.)	$9,491,529	10.12%	$—	0.00%

Total Swaps	$9,491,529	10.12%	$—	0.00%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value		Fair Value
$75,000,000 US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	$34,491,303	36.78%	$4,877,678	34.02%
$20,000,000 US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	9,750,059	10.40%	1,378,830	9.62%

	$44,241,362	47.18%	$6,256,508	43.64%

Additional Disclosure on U.S. Treasury Securities	Fair Value		Fair Value
US Treasury Note 6.000% due 02/15/2026 (2)	$25,842,231		$3,654,547
US Treasury Note 6.875% due 08/15/2025 (2)	6,891,262		974,546

	$32,733,493		$4,629,093

	Cost		Cost
US Treasury Note 6.000% due 02/15/2026 (2)	$34,311,326		$4,852,226

US Treasury Note 6.875% due 08/15/2025 (2)	9,758,930		1,380,085

	$44,070,256		$6,232,311

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Fund

Condensed Schedules of Investments (Unaudited)

June 30, 2014

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
Swaps (1)
Frontier Brevan Howard swap (U.S.)	$—	0.00%	$4,972,531	36.41%

Total Swaps	—	0.00%	$4,972,531	36.41%

U.S. TREASURY SECURITIES (2)
FACE VALUE	Fair Value		Fair Value
$75,000,000 US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	$16,823,532	49.01%	$4,367,198	31.98%
$20,000,000 US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	4,755,704	13.86%	1,234,527	9.04%

	$21,579,236	62.87%	$5,601,725	41.02%

Additional Disclosure on U.S. Treasury Securities	Fair Value		Fair Value
US Treasury Note 6.000% due 02/15/2026 (2)	$12,604,846		$3,272,075
US Treasury Note 6.875% due 08/15/2025 (2)	3,361,292		872,553

	$15,966,138		$4,144,628

	Cost		Cost
US Treasury Note 6.000% due 02/15/2026 (2)	$16,735,745		$4,344,410

US Treasury Note 6.875% due 08/15/2025 (2)	4,760,031		1,235,650

	$21,495,776		$5,580,060

(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

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

The Series of Equinox Frontier Funds

Statements of Operations

For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
	6/30/2014	6/30/2013	6/30/2014	6/30/2013	6/30/2014	6/30/2013
Investment income:
Interest - net	$135,499	$462,159	$71,429	$224,184	$47,605	$288,183

Total Income	135,499	462,159	71,429	224,184	47,605	288,183

Expenses:
Incentive Fees	954,829	—	168,094	—	—	—
Management Fees	271,073	387,812	230,233	330,187	223,050	590,929
Service Fees - Class 1	125,184	290,900	76,310	176,471	30,304	88,071
Trading Fees	307,242	614,290	147,195	288,777	64,027	190,367

Total Expenses	1,658,328	1,293,002	621,832	795,435	317,381	869,367

Investment (loss) - net	(1,522,829)	(830,843)	(550,403)	(571,251)	(269,776)	(581,184)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	(141,927)	—	—	(144,365)	1,784,593
Net change in open trade equity/(deficit)	—	141,927	—	—	1,767,132	(4,849,262)
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—
Net unrealized gain/(loss) on swap contracts	188,167	—	—	—	186,322	—
Net realized gain/(loss) on U.S. Treasury securities	(17,129)	—	(9,105)	—	(6,059)	—
Net unrealized gain/(loss) on U.S. Treasury securities	535,347	—	284,576	—	192,801	—
Trading commissions	—	(1,091)	—	—	(8,038)	(410,672)
Change in fair value of investments in unconsolidated trading companies	3,363,720	(7,088,208)	1,844,351	(2,575,152)	(466,714)	(128,404)

Net gain/(loss) on investments	4,070,105	(7,089,299)	2,119,822	(2,575,152)	1,521,079	(3,603,745)

NET INCREASE/(DECREASE) IN CAPITAL
RESULTING FROM OPERATIONS	2,547,276	(7,920,142)	1,569,419	(3,146,403)	1,251,303	(4,184,929)

Less: Operations attributable to non-controlling interests	—	—	—	—	1,139,624	(855,727)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$2,547,276	$(7,920,142)	$1,569,419	$(3,146,403)	$111,679	$(3,329,202)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$4.00	$(7.66)	$5.67	$(6.90)
Class 1a	N/A	N/A	N/A	N/A	$0.34	$(8.07)
Class 2	$4.76	$(7.79)	$6.61	$(6.89)	$0.69	$(10.65)
Class 2a	N/A	N/A	N/A	N/A	$0.76	$(8.15)
Class 3	$4.45 (2)	N/A	$6.17 (3)	N/A	$0.69	$(10.65)
Class 3a	N/A	N/A	N/A	N/A	$0.82 (1)	$(2.45)

(1)	Class 3a operations began June 17, 2013.
(2)	Class 3 operations began December 16, 2013.
(3)	Class 3 operations began February 25, 2014.

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Statements of Operations

For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	6/30/2014	6/30/2013	6/30/2014	6/30/2013
Investment income:
Interest - net	$6,543	$75,270	$—	$87,463

Total Income/(loss)	6,543	75,270	—	87,463

Expenses:
Incentive Fees	902,054	397,624	26,677	—
Management Fees	264,152	421,392	140,286	138,094
Service Fees - Class 1	492,255	924,919	97,799	152,793
Trading Fees	167,758	327,556	27,150	43,541

Total Expenses	1,826,219	2,071,491	291,912	334,428

Investment (loss) - net	(1,819,676)	(1,996,221)	(291,912)	(246,965)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	4,111,434	4,835,504	—	—
Net change in open trade equity/(deficit)	623,763	(879,019)	—	—
Net realized gain/(loss) on swap contracts	—	(1,908,743)	—	—
Net unrealized gain/(loss) on swap contracts	856,058	1,230,360	—	—
Net realized gain/(loss) on U.S. Treasury securities	(31,461)	—	(4,607)	—
Net unrealized gain/(loss) on U.S. Treasury securities	967,127	—	138,584	—
Trading commissions	(345,203)	(477,420)	—	—
Change in fair value of investments in unconsolidated trading companies	197,789	(11,743,384)	768,926	31,845

Net gain/(loss) on investments	6,379,507	(8,942,702)	902,903	31,845

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	4,559,831	(10,938,923)	610,991	(215,120)

Less: Operations attributable to non-controlling interests	2,854,321	2,191,011	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$1,705,510	$(13,129,934)	$610,991	$(215,120)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$1.87	$(9.31)	$3.22	$(0.85)
Class 2	$3.54	$(11.01)	$5.01	$(0.31)
Class 2a	$3.30	$(8.77)
Class 3a	$3.29	$(8.74)

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Statements of Operations

For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	6/30/2014	6/30/2013	6/30/2014	6/30/2013
Investment income/(loss):
Interest - net	$—	$94,585	$—	$35,758

Total Income/(Loss)	—	94,585	—	35,758

Expenses:
Incentive Fees	415,629	—	86,999	—
Management Fees	287,648	268,121	81,966	75,144
Service Fees - Class 1	177,981	226,897	65,875	116,307
Trading Fees	64,049	76,915	21,279	36,145

Total Expenses	945,307	571,933	256,119	227,596

Investment (loss) - net	(945,307)	(477,348)	(256,119)	(191,838)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—	—
Net change in open trade equity/(deficit)	—	—	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—
Net unrealized gain/(loss) on swap contracts	—	—	745,910	—
Net realized gain/(loss) on U.S. Treasury securities	(14,220)	—	(4,016)	—
Net unrealized gain/(loss) on U.S. Treasury securities	457,602	—	122,590	—
Trading commissions	—	—	(3,500)	—
Change in fair value of investments in unconsolidated trading companies	2,553,073	(529,952)	557,360	(414,134)

Net gain/(loss) on investments	2,996,455	(529,952)	1,418,344	(414,134)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	2,051,148	(1,007,300)	1,162,225	(605,972)

Less: Operations attributable to non-controlling interests	—	—	329,960	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$2,051,148	$(1,007,300)	$832,265	$(605,972)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$8.14	$(3.72)	$7.02	$(3.55)
Class 2	$11.59	$(3.33)	$10.31	$(3.61)

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Operations

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
	6/30/2014	6/30/2013	6/30/2014	6/30/2013	6/30/2014	6/30/2013
Investment income:
Interest - net	$300,377	$938,684	$166,701	$455,372	$116,852	$585,282

Total Income	300,377	938,684	166,701	455,372	116,852	585,282

Expenses:
Incentive Fees	1,386,913	184,498	181,806	—	—	—
Management Fees	547,629	798,238	507,313	654,910	509,680	1,229,182
Service Fees - Class 1	273,595	596,303	180,593	351,815	68,868	184,174
Trading Fees	649,807	1,250,812	323,110	581,403	146,001	402,099

Total Expenses	2,857,944	2,829,851	1,192,822	1,588,128	724,549	1,815,455

Investment (loss) - net	(2,557,567)	(1,891,167)	(1,026,121)	(1,132,756)	(607,697)	(1,230,173)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	325,885	734,081	—	—	(2,580,860)	(130,988)
Net change in open trade equity/(deficit)	(83,337)	(566,777)	—	—	961,346	(3,390,670)
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—
Net unrealized gain/(loss) on swap contracts	(391,235)	—	—	—	(238,462)	—
Net realized gain/(loss) on U.S. Treasury securities	(127,713)	221,284	(71,630)	107,483	(54,879)	138,776
Net unrealized gain/(loss) on U.S. Treasury securities	1,883,962	(236,981)	1,060,897	(115,107)	774,729	(148,620)
Trading commissions	(6,386)	(5,416)	—	—	(415,314)	(784,182)
Change in fair value of investments in unconsolidated trading companies	884,399	(7,348,507)	(9,085)	(1,684,494)	(1,012,360)	(659,517)

Net gain/(loss) on investments	2,485,576	(7,202,316)	980,182	(1,692,118)	(2,565,800)	(4,975,201)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(71,992)	(9,093,483)	(45,939)	(2,824,874)	(3,173,497)	(6,205,374)

Less: Operations attributable to non- controlling interests	325,371	—	—	—	(766,822)	(2,681,444)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(397,362)	$(9,093,483)	$(45,939)	$(2,824,874)	$(2,406,675)	$(3,523,930)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(0.33)	$(8.85)	$1.14	$(6.37)	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$(9.97)	$(8.68)
Class 2	$0.46	$(8.63)	$2.11	$(5.90)	$(13.09)	$(11.19)
Class 2a	N/A	N/A	N/A	N/A	$(10.02)	$(8.31)
Class 3	$3.16 (2)	N/A	$2.06 (3)	N/A	$(13.10)	$(11.20)
Class 3a	N/A	N/A	N/A	N/A	$(9.91)	$(2.45)

(1)	Class 3a operations began June 17, 2013.
(2)	Class 3 operations began December 16, 2013.
(3)	Class 3 operations began February 25, 2014.

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Statements of Operations

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	6/30/2014	6/30/2013	6/30/2014	6/30/2013
Investment income:
Interest - net	$15,073	$122,551	$—	$178,057

Total Income/(loss)	15,073	122,551	—	178,057

Expenses:
Incentive Fees	1,453,340	657,063	26,677	—
Management Fees	554,537	916,029	278,724	347,293
Service Fees - Class 1	1,041,703	1,916,467	203,387	310,652
Trading Fees	355,157	673,471	56,552	88,324

Total Expenses	3,404,737	4,163,030	565,340	746,269

Investment (loss) - net	(3,389,664)	(4,040,479)	(565,340)	(568,212)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	7,730,596	(2,875,164)	—	—
Net change in open trade equity/(deficit)	(1,535,401)	1,200,003	—	—
Net realized gain/(loss) on swap contracts	—	(1,908,743)	—	—
Net unrealized gain/(loss) on swap contracts	(630,474)	772,617	—	—
Net realized gain/(loss) on U.S. Treasury securities	(225,870)	362,137	(34,988)	78,233
Net unrealized gain/(loss) on U.S. Treasury securities	3,414,775	(387,826)	496,053	(83,782)
Trading commissions	(631,520)	(1,146,861)	—	—
Change in fair value of investments in unconsolidated trading companies	(3,884,435)	(8,931,059)	(328,501)	1,360,285

Net gain/(loss) on investments	4,237,671	(12,914,896)	132,564	1,354,736

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	848,007	(16,955,375)	(432,776)	786,524

Less: Operations attributable to non-controlling interests	3,307,859	(613,022)	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(2,459,849)	$(16,342,353)	$(432,776)	$786,524

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(2.43)	$(11.43)	$(1.63)	$2.35
Class 2	$(1.14)	$(12.66)	$(0.58)	$4.49
Class 2a	$(0.32)	$(9.67)
Class 3a	$(0.32)	$(9.65)

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Statements of Operations

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	6/30/2014	6/30/2013	6/30/2014	6/30/2013
Investment income:
Interest - net	$41	$204,611	$—	$72,996

Total Income	41	204,611	—	72,996

Expenses:
Incentive Fees	415,629	—	86,999	—
Management Fees	568,021	520,375	161,975	214,205
Service Fees - Class 1	360,945	449,703	138,600	236,146
Trading Fees	128,644	151,657	44,378	73,328

Total Expenses	1,473,239	1,121,735	431,952	523,679

Investment (loss) - net	(1,473,198)	(917,124)	(431,952)	(450,683)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—	—
Net change in open trade equity/(deficit)	—	—	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—
Net unrealized gain/(loss) on swap contracts	—	—	(462,653)	—
Net realized gain/(loss) on U.S. Treasury securities	(97,349)	115,236	(28,835)	50,795
Net unrealized gain/(loss) on U.S. Treasury securities	1,429,792	(123,411)	422,594	(54,398)
Trading commissions	—	—	(3,500)	—
Change in fair value of investments in unconsolidated trading companies	1,560,816	1,789,423	254,158	1,349,322

Net gain/(loss) on investments	2,893,259	1,781,248	181,764	1,345,719

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	1,420,061	864,124	(250,188)	895,036

Less: Operations attributable to non-controlling interests	—	—	(208,034)	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$1,420,061	$864,124	$(42,154)	$895,036

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$5.48	$2.08	$0.53	$3.53
Class 2	$9.55	$4.89	$2.72	$6.37

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2014

(Unaudited)

	Equinox Frontier Diversified Fund								Equinox Frontier Masters Fund
	Class 1	Class 1	Class 2	Class 2	Class 3(2)	Class 3(2)	Non— Controlling Interests		Class 1	Class 2	Class 2	Class 3	Class 3
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners		Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2013	$23,953	$28,720,094	$1,904,660	$32,810,331	$—	$—	$—	$63,459,038	$23,115,495	$559,668	$9,846,494	$25,274	$223,853	$33,770,784
Sale of Units	—	558,427	—	349,817	23,159	1,766,364	—	2,717,767	140,294	—	35,000	—	2,764,331	2,939,625
Redemption of Units	(23,159)	(7,988,716)	—	(5,909,484)	—	(52,288)	—	(13,973,647)	(10,016,182)	—	(1,825,965)	—	(445,554)	(12,287,701)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	(325,371)	(325,371)	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations	(794)	(387,989)	9,447	(90,933)	867	72,039	325,371	(71,992)	(312,664)	11,871	97,539	568	156,747	(45,939)

Owners’ Capital, June 30, 2014	$—	$20,901,816	$1,914,107	$27,159,731	$24,026	$1,806,115	$—	$51,805,795	$12,926,943	$571,539	$8,153,068	$25,842	$2,699,377	$24,376,769

Owners’ Capital - Units, December 31, 2013	275	329,730	14,576	353,351	—	—			251,718	5,627	98,997	275	2,436
Sale of Units	—	6,700	—	3,853	275	21,582			1,564	—	364	—	31,308
Redemption of Units	(275)	(95,547)	—	(65,142)	—	(635)			(114,236)	—	(19,093)	—	(5,018)

Owners’ Capital - Units, June 30, 2014	—	240,883	14,576	292,062	275	20,947			139,046	5,627	80,268	275	28,726

		(1)		(1)		(1)			(1)		(1)		(1)
Net asset value per unit at December 31, 2013		$87.10		$94.35		$84.21			$ 91.83		$99.46		$91.91
Change in net asset value per unit for the period		(0.33)		0.46		3.16			1.14		2.11		2.06

Net asset value per unit at June 30, 2014		$86.77		$94.81		$87.37			$ 92.97		$101.57		$93.97

(1)	Values are for both the Managing Owner and Limited Owners.
(2)	Class 3 began trading on February 24, 2014.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2014

(Unaudited)

	Equinox Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 1a	Class 2a		Class 3a
	Managing Owner	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2013	$386,171	$2,985,627	$9,619,596	$8,752,826	$222,971	$2,880,434	$10,991	$246,480	$3,229,042	$28,334,138
Sale of Units	—	—	—	107,716	—	—	—	294,261	—	401,977
Redemption of Units	—	(1,932,014)	(1,796,339)	(2,484,658)	—	(1,228,609)	—	(125,931)	—	(7,567,551)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	—	(2,462,220)	(2,462,220)
Contributions	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(40,360)	(225,447)	(956,665)	(859,716)	(22,249)	(264,136)	(1,084)	(37,018)	(766,822)	(3,173,497)

Owners’ Capital, June 30, 2014	$345,811	$828,166	$6,866,592	$5,516,168	$200,722	$1,387,689	$9,907	$377,792	$—	$15,532,847

Owners’ Capital - Units, December 31, 2013	3,083	23,835	76,774	94,391	2,222	28,708	109	2,454
Sale of Units	—	—	—	1,292	—	—	—	3,075
Redemption of Units	—	(16,452)	(15,576)	(29,026)	—	(13,344)	—	(1,357)

Owners’ Capital - Units, June 30, 2014	3,083	7,383	61,198	66,657	2,222	15,364	109	4,172

		(1)		(1)		(1)		(1)
Net asset value per unit at December 31, 2013		$125.26	$125.30	$92.73		$100.34		$100.47
Change in net asset value per unit for the period		(13.09)	(13.10)	(9.97)		(10.02)		(9.91)

Net asset value per unit at June 30, 2014		$112.17	$112.20	$82.76		$90.32		$90.56

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2014

(Unaudited)

	Equinox Frontier Balanced Fund
	Class 1	Class 2		Class 2a		Class 3a
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2013	$80,801,534	$1,374,533	$25,236,584	$147,003	$344,576	$2,322,629	$11,599,368	$121,826,227
Sale of Units	75,943	—	7,110	—	—	—	—	83,053
Redemption of Units	(14,334,761)	(250,000)	(5,284,845)	—	(4,070)	(190,929)	—	(20,064,605)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	(8,927,933)	(8,927,933)
Contributions	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(2,103,371)	(15,956)	(327,826)	(404)	(1,009)	(11,286)	3,307,859	848,007

Owners’ Capital, June 30, 2014	$64,439,345	$1,108,577	$19,631,023	$146,599	$339,497	$2,120,414	$5,979,294	$93,764,749

Owners’ Capital - Units, December 31, 2013	760,206	9,784	179,627	1,237	2,901	19,615
Sale of Units	743	—	52	—	—	—
Redemption of Units	(140,526)	(1,828)	(38,800)	—	(35)	(1,658)

Owners’ Capital - Units, June 30, 2014	620,423	7,956	140,879	1,237	2,866	17,957

			(1)		(1)
Net asset value per unit at December 31, 2013	$106.29		$140.49		$118.80	$118.41
Change in net asset value per unit for the period	(2.43)		(1.14)		(0.32)	(0.32)

Net asset value per unit at June 30, 2014	$103.86		$139.35		$118.48	$118.09

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2014

(Unaudited)

	Equinox Frontier Select Fund				Equinox Frontier Winton Fund				Equinox Frontier Heritage Fund
	Class 1	Class 2			Class 1	Class 2			Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2013	$15,852,947	$7,336	$1,751,565	$17,611,848	$26,164,147	$36,002	$10,424,688	$36,624,837	$11,328,406	$57,484	$2,792,578	$2,415,637	$16,594,105
Sale of Units	4,943	—	—	4,943	67,734	—	—	67,734	11,982	—	—	—	11,982
Redemption of Units	(2,484,851)	—	(361,783)	(2,846,634)	(3,480,897)	—	(307,865)	(3,788,762)	(2,465,305)	—	(235,405)	—	(2,700,710)
Change in control of ownership -Trading Companies	—	—	—	—	—	—	—	—	—	—	—	855	855
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(409,460)	(41)	(23,275)	(432,776)	860,949	1,974	557,138	1,420,061	(82,255)	1,163	38,938	(208,034)	(250,188)

Owners’ Capital, June 30, 2014	$12,963,579	$7,295	$1,366,507	$14,337,381	$23,611,933	$37,976	$10,673,961	$34,323,870	$8,792,828	$58,647	$2,596,111	$2,208,458	$13,656,044

Owners’ Capital - Units, December 31, 2013	198,518	70	16,820		187,438	207	59,854		111,005	428	20,807
Sale of Units	65	—	—		488	—	—		123	—	—
Redemption of Units	(32,882)	—	(3,623)		(25,160)	—	(1,754)		(25,411)	—	(1,847)

Owners’ Capital - Units, June 30, 2014	165,701	70	13,197		162,766	207	58,100		85,717	428	18,960

			(1)				(1)				(1)
Net asset value per unit at December 31, 2013	$79.86		$104.14		$139.59		$174.17		$102.05		$134.21
Change in net asset value per unit for the period	(1.63)		(0.58)		5.48		9.55		0.53		2.72

Net asset value per unit at June 30, 2014	$78.23		$103.56		$145.07		$183.72		$102.58		$136.93

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds Statements of Cash Flows For the Six Months Ended June 30, 2014 and 2013 (Unaudited)
	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
	6/30/2014	6/30/2013	6/30/2014	6/30/2013	6/30/2014	6/30/2013
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(71,992)	$(9,093,483)	$(45,939)	$(2,824,874)	$(3,173,497)	$(6,205,374)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity/(deficit), at fair value	—	—	—	—	(191,069)	1,887,682
Net change in options purchased, at fair value	—	—	—	—	98,740	(608,641)
Net change in options written, at fair value	—	—	—	—	(172,650)	—
Net change in ownership allocation of U.S. Treasury securities	(3,148,617)	154,070	3,061,783	416,252	2,706,178	68,797
Net change in ownership allocation of custom time deposits	—	5,520,176	—	2,921,097	—	4,202,673
Net realized (gain) on swap contracts	—	—	—	—	—	—
Net unrealized (gain)/loss on swap contracts	391,235	—	—	—	238,462	—
Net unrealized (gain)/loss on U.S. Treasury securities	(1,883,962)	236,981	(1,060,897)	115,107	(774,729)	148,620
Net realized (gain)/loss on U.S. Treasury securities	127,713	(221,284)	71,630	(107,483)	54,879	(138,776)
(Purchases) sales of:
Sales of U.S. Treasury securities	14,517,974	3,683,233	8,028,811	4,273,276	5,971,219	5,517,416
Sales of custom time deposits		8,797,756	—	1,789,033	—	2,309,899
Increase and/or decrease in:
Receivable from futures commission merchants	—	—	—	—	7,836,808	628,467
Change in control of ownership - trading companies	(325,371)	—	—	—	(2,462,220)	3,006,720
Contributions to trading companies	—	—	—	—	—	533,749
Distributions from trading companies	—	—	—	—	—	(1,554,700)
Investments in unconsolidated trading companies, at fair value	3,087,509	5,318,764	(172,000)	(3,220,007)	(2,457,886)	1,827,906
Prepaid service fees - Class 1	(1,665)	12,606	9,544	30,503	2,002	23,352
Interest receivable	32,060	53,887	91,642	30,947	77,778	33,408
Receivable from other series	—	—	—	—	—	(17,784)
Receivable from related parties	1,035	92,070	(1,206)	24,572	(128)	—
Other assets	—	—	—	—	—	—
Incentive fees payable to Managing Owner	379,279	(189,903)	168,094	—	—	—
Management fees payable to Managing Owner	(15,618)	(28,598)	(28,933)	(14,008)	(44,175)	(88,311)
Interest payable to Managing Owner	(4,543)	(5,520)	(3,798)	(2,371)	(3,948)	(3,521)
Trading fees payable to Managing Owner	(25,282)	(35,491)	(21,589)	(13,931)	(14,458)	(21,606)
Service fees payable to Managing Owner	(11,281)	(16,950)	(16,297)	(4,734)	(5,090)	(700)
Payables to related parties	—	(19,435)	—	23,502	—	(34,037)
Other liabilities	1,813	—	—	—	—	515

Net cash provided by (used in) operating activities	13,050,287	14,258,879	10,080,825	3,436,881	7,686,216	11,515,754

Cash Flows from Financing Activities:
Proceeds from sale of units	2,717,767	2,553,759	2,939,625	2,132,111	401,977	900,755
Payment for redemption of units	(13,973,647)	(18,871,715)	(12,287,701)	(6,401,527)	(7,567,551)	(13,516,882)
Pending owner additions	(1,463)	(21,292)	(18)	(14,157)	—	(62,537)
Owner redemptions payable	335,367	411,392	(3,102)	(96,698)	(91,056)	61,919

Net cash provided by (used in) financing activities	(10,921,976)	(15,927,856)	(9,351,196)	(4,380,271)	(7,256,630)	(12,616,745)

Net increase (decrease) in cash and cash equivalents	2,128,311	(1,668,977)	729,629	(943,390)	429,586	(1,100,991)
Cash and cash equivalents, beginning of period	1,827,897	2,681,889	1,125,954	1,542,661	810,418	1,710,151

Cash and cash equivalents, end of period	$3,956,208	$1,012,912	$1,855,563	$599,271	$1,240,004	$609,160

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	6/30/2014	6/30/2013	6/30/2014	6/30/2013
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$848,007	$(16,955,375)	$(432,776)	$786,524
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	1,631,455	(1,109,389)	—	—
Net change in options purchased, at fair value	165,915	—	—	—
Net change in options written, at fair value	(183,856)	(21,045)	—	—
Net change in ownership allocation of U.S. Treasury securities	1,384,849	(101,758)	551,952	(346,146)
Net change in ownership allocation of total return swaps		5,334
Net change in ownership allocation of custom time deposits	—	(2,039,513)	—	(3,267,434)
Net unrealized (gain)/loss on swap contracts	630,474	(772,617)	—	—
Net realized (gain)/loss on swap contracts	—	1,908,743	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	(3,414,775)	387,826	(496,053)	83,782
Net realized (gain)/loss on U.S. Treasury securities	225,870	(362,137)	34,988	(78,233)
(Purchases) sales of:
Sales of swap contracts	—	4,341,257	—	—
Sales of custom time deposits		14,397,746	—	3,110,347
Sales of U.S. Treasury securities	26,111,089	6,027,702	3,956,690	1,302,165
Increase and/or decrease in:
Receivable from futures commission merchants	10,787,977	70,024,284	—	—
Change in control of ownership - trading companies	(8,927,933)	(32,918,537)	—	—
Investments in unconsolidated trading companies, at fair value	(5,848,870)	(15,660,783)	(455,524)	2,274,525
Contributions to trading companies	—	28,003,136	—	—
Distributions from trading companies	—	(24,921,921)	—	—
Prepaid service fees - Class 1	234	(612)	—	—
Interest receivable	178,389	83,217	33,530	13,440
Receivable from other series	—	—	—	—
Receivable from related parties	—	(35,338)	—	(6,241)
Other assets	45	34,251	—	—
Incentive fees payable to Managing Owner	210,121	(527,306)	26,677	—
Management fees payable to Managing Owner	(24,391)	(63,857)	(1,557)	(58,180)
Interest payable to Managing Owner	(51,818)	(73,688)	(8,194)	(6,458)
Trading fees payable to Managing Owner	(17,116)	(35,263)	(2,307)	(2,431)
Service fees payable to Managing Owner	(43,842)	(94,147)	(7,625)	(11,221)
Payables to related parties	5,004	(1,490)	269	(47,535)
Other liabilities	—	5,512	—	—

Net cash provided by (used in) operating activities	23,666,828	29,524,232	3,200,070	3,746,904

Cash Flows from Financing Activities:
Proceeds from sale of units	83,053	176,309	4,943	8,725
Payment for redemption of units	(20,064,605)	(32,289,908)	(2,846,634)	(4,076,861)
Pending owner additions	(2,731)	(15,282)	(153)	(457)
Owner redemptions payable	(821,324)	239,273	17,098	(18,946)

Net cash provided by (used in) financing activities	(20,805,607)	(31,889,608)	(2,824,746)	(4,087,539)

Net increase (decrease) in cash and cash equivalents	2,861,221	(2,365,376)	375,324	(340,635)

Cash and cash equivalents, beginning of period	3,292,570	4,111,855	494,931	664,310

Cash and cash equivalents, end of period	$6,153,791	$1,746,479	$870,255	$323,675

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	6/30/2014	6/30/2013	6/30/2014	6/30/2013
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$1,420,061	$864,124	$(250,188)	$895,036
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	—	—	—	—
Net change in ownership allocation of U.S. Treasury securities	(3,994,960)	(117,717)	302,509	(73,002)
Net change in custom time deposits	—	(5,479,138)	—	(3,230,118)
Net unrealized (gain)/loss on swap contracts	—	—	462,653	—
Net realized (gain)/loss on swap contracts	—	—	—	—
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	(1,429,792)	123,411	(422,594)	54,398
Net realized (gain) loss on U.S. Treasury securities, at fair value	97,349	(115,236)	28,835	(50,795)
(Purchases) sale of:
Sales of custom time deposits	—	4,581,539	—	2,019,491
Sales of U.S. Treasury Securities, at fair value	11,348,872	1,918,089	3,316,905	845,472
Increase and/or decrease in:
Change in control of ownership of trading companies	—	—	855
Contributions to trading companies	—	—	—	—
Distributions from trading companies	—	—	—	—
Investments in unconsolidated trading companies, at fair value	(2,247,207)	619,919	(480,022)	3,511,706
Interest receivable	6,900	25,277	24,563	10,845
Receivable from other series	—	—	—	—
Receivable from related parties	—	(44,110)	—	(3,871)
Other assets	—	—	—	—
Incentive fees payable to Managing Owner	315,369	—	71,588	—
Management fees payable to Managing Owner	(28,976)	(364)	(384)	(39,621)
Interest payable to Managing Owner	(10,769)	(4,778)	(6,906)	(5,529)
Trading fees payable to Managing Owner	(2,019)	(1,860)	(1,961)	(2,103)
Service fees payable to Managing Owner	(4,913)	(10,221)	(6,039)	(8,419)
Payables to related parties	5,133	(563)	1,386	(317)
Other liabilities	—	—	3,500	—

Net cash provided by (used in) operating activities	5,475,048	2,358,372	3,044,700	3,923,173

Cash Flows from Financing Activities:
Proceeds from sale of units	67,734	91,099	11,982	23,085
Payment for redemption of units	(3,788,762)	(3,054,563)	(2,700,710)	(4,188,525)
Pending owner additions	(1,268)	(1,512)	(796)	(964)
Owner redemptions payable	(76,900)	(22,467)	—	(10,804)

Net cash provided by (used in) financing activities	(3,799,196)	(2,987,443)	(2,689,524)	(4,177,248)

Net increase (decrease) in cash and cash equivalents	1,675,852	(629,071)	355,176	(254,035)

Cash and cash equivalents, beginning of period	1,325,731	1,249,455	424,001	536,159

Cash and cash equivalents, end of period	$3,001,583	$620,384	$779,177	$282,124

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Notes to Financial Statements (Unaudited)

1. Organization and Purpose

Equinox Frontier Funds, which is referred to in this report as the “Trust”, was formed on August 8, 2003, as a Delaware statutory trust. Please refer to the consolidated financial statements of the Trust included within this periodic report. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest (the “Units”) pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). It is managed by its Managing Owner, Equinox Fund Management, LLC.

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

As of June 30, 2014, the Trust, with respect to the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Equinox Frontier Balanced Fund and the Equinox Frontier Long/Short Commodity Fund separates Units into six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of U.S. Treasury Securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

As of June 30, 2014, Equinox Frontier Winton Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining series has invested a portion of its assets in several different Trading Companies and one or more Trading Advisors may manage the assets invested in such Trading Companies.

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

Basis of Presentation—The Series of the Trust follow U.S. Generally Accepted Accounting Principles (“GAAP”), as established by the Financial Accounting Standards Board (the “FASB”), to ensure consistent reporting of financial condition, condensed schedules of investments, results of operations, changes in capital and cash flows. The Trust meets the investment company definition under ASU 2013-08—Financial Services—Investment Companies (Topic 946) and follows reporting disclosure requirements under that update.

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

The consolidated financial statements of the Equinox Frontier Balanced Fund include the assets, liabilities and earnings of its majority-controlled trading companies; Frontier Trading Company I LLC (except for the earnings from January 31, 2014 to February 2, 2014, April 7, 2014 to April 11, 2014, and June 16, 2014 to June 30, 2014) and the assets and liabilities of its majority owned Trading Companies, the earnings of Frontier Trading Company XIV, LLC from November 1, 2013 to January 13, 2014 and from February 28, 2014 to June 30, 2014, the earnings of Frontier Trading Company XXIII, LLC from April 29, 2013 to June 30, 2014 and the earnings of Frontier Trading Company XXXIV, LLC from July 31, 2013 to June 30, 2014. Also included in the consolidated financial statements were the earnings of its majority controlled trading company, the earnings from Frontier Trading Company XIV, LLC from January 1, 2013 through May 16, 2013, and the earnings from Frontier Trading Company XVII, LLC from January 1, 2013 through April 18, 2013. Multiple Series have investment interests in Frontier Trading Company I LLC.

The consolidated financial statements of the Equinox Frontier Long/Short Commodity Fund include the assets, liabilities and earnings of its majority controlled trading companies; Frontier Trading Company VII, LLC, from September 28, 2011 to April 4, 2014, Frontier Trading Company XVIII, LLC from May 15, 2012 through June 30, 2014, and Frontier Trading Company XXXVII, LLC from July 31, 2013 through June 30, 2014.

The consolidated financial statements of the Equinox Frontier Diversified Fund include the assets, liabilities and earnings of its majority controlled trading company, Frontier Trading Company V, LLC (earnings from March 9, 2013 through August 26, 2013 (Closed)), Frontier Trading Company XXXV, LLC from July 31, 2013 through June 30, 2014 and the earnings of Trading Company I LLC from January 31, 2014 to February 2, 2014.

The consolidated financial statements of the Equinox Frontier Heritage Fund include the earnings of its majority controlled trading company, Frontier Trading Company XXXIX, LLC (earnings from November 18, 2013 through June 30, 2014).

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

The following table summarizes the instruments that comprise the Trust, with respect to the Series, financial asset portfolio, by Series, measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Equinox Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$17,020,687	$729,076	$—	$17,749,763
Swap Contracts	—	—	3,046,397	3,046,397
U.S. Treasury Securities	28,442,309	—	—	28,442,309

Equinox Frontier Masters Fund
Investment in Unconsolidated Trading Companies	8,556,907	781,823	—	9,338,730
U.S. Treasury Securities	13,340,170	—	—	13,340,170

Equinox Frontier Long/Short Commodity Fund
Swap Contracts	—	—	2,218,084	2,218,084
Investment in Unconsolidated Trading Companies	2,757,619	356,036	—	3,113,655
U.S. Treasury Securities	8,914,743	—	—	8,914,743

Equinox Frontier Balanced Fund
Open Trade Equity (Deficit)	1,539,719	764,078	—	2,303,797
Swap Contracts	—	—	9,491,529	9,491,529
Investment in Unconsolidated Trading Companies	18,489,568	1,072,617	—	19,562,185
U.S. Treasury Securities	44,241,362	—	—	44,241,362

Equinox Frontier Select Fund
Investment in Unconsolidated Trading Companies	4,327,679	782,375	2,210,014	7,320,068
U.S. Treasury Securities	6,256,508	—	—	6,256,508

Equinox Frontier Winton Fund
Investment in Unconsolidated Trading Companies	9,912,670	113,860	—	10,026,530
U.S. Treasury Securities	21,579,236	—	—	21,579,236

Equinox Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	2,343,812	25,476	—	2,369,288
Swap Contracts	—	—	4,972,531	4,972,531
U.S. Treasury Securities	5,601,725	—	—	5,601,725

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Equinox Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$20,167,937	$669,335	$—	$20,837,272
Swap Contracts	—	—	3,437,632	3,437,632
U.S. Treasury Securities	38,055,417	—	—	38,055,417

Equinox Frontier Masters Fund
Investment in Unconsolidated Trading Companies	8,290,975	875,735	—	9,166,710
U.S. Treasury Securities	23,441,497	—	—	23,441,497

Equinox Frontier Long/Short Commodity Fund
Open Trade Equity (Deficit)	(191,069)	—	—	(191,069)
Options purchased	—	98,740	—	98,740
Options Written	—	(172,650)	—	(172,650)
Investment in Unconsolidated Trading Companies	655,769	—	—	655,769
Swap Contracts	—	—	2,456,546	2,456,546
U.S. Treasury Securities	16,872,290	—	—	16,872,290

Equinox Frontier Balanced Fund
Open Trade Equity (Deficit)	3,475,896	459,356	—	3,935,252
Options purchased	—	165,915	—	165,915
Options Written	—	(183,856)	—	(183,856)
Investment in Unconsolidated Trading Companies	12,953,295	760,020	—	13,713,315
Swap Contracts	—	—	10,122,003	10,122,003
U.S. Treasury Securities	68,548,395	—	—	68,548,395

Equinox Frontier Select Fund
Investment in Unconsolidated Trading Companies	3,886,810	562,097	2,415,637	6,864,544
U.S. Treasury Securities	10,304,085	—	—	10,304,085

Equinox Frontier Winton Fund
Investment in Unconsolidated Trading Companies	7,772,031	7,292	—	7,779,323
U.S. Treasury Securities	27,600,705	—	—	27,600,705

Equinox Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	1,887,631	1,635	—	1,889,266
Swap Contracts	—	—	5,435,184	5,435,184
U.S. Treasury Securities	8,827,380	—	—	8,827,380

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the six months ended June 30, 2014 and year ended December 31, 2013, all identified Level 3 assets are components of the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund.

For the Six Months Ended June 30, 2014

Swaps:

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund
Balance of recurring Level 3 assets as of January 1, 2014	$3,437,632	$2,456,546	$10,122,003
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(391,235)	(238,462)	(630,474)
Purchases of investments	—	—	—
Sales of investments	—	—
Change in ownership allocation of total return swaps	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of June 30, 2014	$3,046,397	$2,218,084	$9,491,529

Equinox Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2014	$5,435,184
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	(462,653)
Purchases of investments	—
Sales of investments	—
Change in ownership allocation of total return swaps	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of June 30, 2014	$4,972,531

Investments in Unconsolidated Trading Companies:

Equinox Frontier Select Fund
Balance of recurring Level 3 assets as of January 1, 2014	$2,415,637
Change in fair value of investments in unconsolidated trading companies	(205,623)
Proceeds from sales of investments of unconsolidated trading companies	—
Purchases of investments of unconsolidated trading companies	—
Change in ownership allocation	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of June 30, 2014	$2,210,014

For the Year Ended December 31, 2013

Swaps:

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund
Balance of recurring Level 3 assets as of January 1, 2013	$—	$—	$22,289,478
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	(3,554,723)
Included in earnings-unrealized	37,632	(423,454)	2,486,559
Purchases of investments	3,400,000	2,880,000	9,600,000
Sales of investments	—	—	(20,694,866)
Change in ownership allocation of total return swaps	—	—	(4,445)
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2013	$3,437,632	$2,456,546	$10,122,003

Equinox Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2013	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	591,793
Purchases of investments	—
Sales of investments	—
Change in ownership allocation of total return swaps	4,843,391
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2013	$5,435,184

Investments in Unconsolidated Trading Companies:

	Equinox Frontier Balanced Fund	Equinox Frontier Select Fund
Balance of recurring Level 3 assets as of January 1, 2013	$—	$—
Change in fair value of investments in unconsolidated trading companies	(427,558)	(1,461)
Proceeds from sales of investments of unconsolidated trading companies	(972,442)	—
Purchases of investments of unconsolidated trading companies	1,400,000	1,600,000
Change in ownership allocation	—	817,098
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2013	$—	$2,415,637

	Equinox Frontier Diversified Fund	Equinox Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2013	$—	$—
Change in fair value of investments in unconsolidated trading companies	(133,970)	(1,827)
Proceeds from sales of investments of unconsolidated trading companies	—	—
Purchases of investments of unconsolidated trading companies	1,000,000	2,000,000
Change in ownership allocation	(866,030)	(1,998,173)
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2013	$—	$—

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six months ended June 30, 2014 and year ended December 31, 2013, the Trust did not transfer any assets between Level 1, 2 and 3.

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of June 30, 2014 and December 31, 2013, approximately 6.7% and 7.0%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps and is recorded as cash and cash equivalents on the Statements of Financial Condition of the Trust.

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

The Series had invested in the following Swaps as of and for the six months ended June 30, 2014:

	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund
	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$67,610,098	$35,500,000	$16,590,513
Termination Date	8/2/2018	8/2/2018	8/7/2018
Investee Returns	On Default	On Default	On Default
Realized Gain/(Loss)	$0	$0	$0

Unrealized Gain/(Loss)	($630,474)	($391,235)	($238,462)

Fair Value as of 6/30/14	$9,491,529	$3,046,397	$2,218,084

Equinox Frontier Heritage Fund
Total Return Swap
Counterparty	DeutscheBank AG
Notional Amount	$18,663,283
Termination Date	3/26/2018
Investee Returns	On Default
Realized Gain/(Loss)	$0

Unrealized Gain/(Loss)	($462,653)

Fair Value as of 6/30/2014	$4,972,531

The Series have invested in the following Swaps as of and for the year ended December 31, 2013:

	Equinox Frontier Balanced Fund
	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Societe Generale	DeutscheBank	DeutscheBank AG
Notional Amount	—	$—	$64,000,000
Termination Date	11/21/2014	6/30/2016	8/2/2018
Investee Returns	Total Returns	On Default	On Default
Realized Gain/(Loss)	$(1,645,980)	$(1,908,743)	$—

Unrealized Gain/(Loss)	$212,146	$1,749,332	$522,003

Fair Value as of 12/31/2013	$—	$—	$10,122,003

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$25,500,000	$34,400,000	$18,663,283
Termination Date	8/2/2018	8/7/2018	3/26/2018
Investee Returns	On Default	On Default	On Default
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$37,632	$(423,454)	$591,793

Fair Value as of 12/31/2013	$3,437,632	$2,456,546	$5,435,184

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014		As of December 31, 2013
	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value
Series

Equinox Frontier Diversified Fund —
Frontier Trading Companies I, II, VII, IX, XIV, XV, XXXIII and XXXVIII	34.26%	$17,749,763	32.84%	$20,837,272

Equinox Frontier Masters Fund —
Frontier Trading Companies I, II, XIV, XV and XXXVIII	38.31%	$9,338,730	27.14%	$9,166,710

Equinox Frontier Long/Short Commodity Fund —
Frontier Trading Company I and XXXVIII	20.05%	$3,113,655	2.31%	$655,769

Equinox Frontier Balanced Fund —
Frontier Trading Companies I, II, VII, XV and XXXVIII	20.86%	$19,562,185	11.26%	$13,713,315

Equinox Frontier Select Fund —
Frontier Trading Companies XV, XXXVIII and XXXIX	51.06%	$7,320,068	38.98%	$6,864,544

Equinox Frontier Winton Fund —
Frontier Trading Company II and XXXVIII	29.21%	$10,026,530	21.24%	$7,779,323

Equinox Frontier Heritage Fund —
Frontier Trading Companies II and XXXVIII	17.35%	$2,369,288	11.39%	$1,889,266

The following tables summarize each of the Series; equity in earnings from unconsolidated Trading Companies for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014				Three Months Ended June 30, 2013
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)

Equinox Frontier Diversified Fund
Frontier Trading Company I LLC	$(77,867)	$950,477	$1,028,045	$1,900,655	$(103,240)	$(1,415,475)	$324,957	$(1,193,758)
Frontier Trading Company II LLC	(4,241)	865,388	(8,894)	852,253	(7,249)	(303,448)	31,245	(279,452)
Frontier Trading Company V LLC	—	—	—	—	—	—	—	—
Frontier Trading Company VI LLC	—	—	—	—	—	—	—	—
Frontier Trading Company VII, LLC	(96,234)	(663,204)	608,781	(150,657)	(104,230)	1,326,190	(1,436,873)	(214,913)
Frontier Trading Company IX, LLC	—	—	—		—	—	—	—
Frontier Trading Company XIV, LLC	(41,516)	249,214	263,796	471,494	(266,843)	(4,027,108)	(2,097,543)	(6,391,494)
Frontier Trading Company XV, LLC	(12,052)	(487,276)	155,923	(343,405)	(31,200)	(812,235)	2,175,783	1,332,348
Frontier Trading Company XVIII, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XXI, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XXIII, LLC	(11,949)	789,665	92,152	869,868	(1,895)	(190,888)	(464)	(193,247)
Frontier Trading Company XXXVIII, LLC	—	—		—	—	—	—	—
Frontier Trading Company XXXIX, LLC	(11,766)	(127,320)	(97,402)	(236,488)	—	—	(147,692)	(147,692)

Total	$(255,625)	$1,576,944	$2,042,401	$3,363,720	$(514,657)	$(5,422,964)	$(1,150,587)	$(7,088,208)

Equinox Frontier Masters Fund
Frontier Trading Company I LLC	$(8,994)	$441,002	$166,625	$598,633	$—	$—	$—	$—
Frontier Trading Company II LLC	(3,095)	627,805	(8,751)	615,959	(4,095)	(170,489)	16,711	(157,873)
Frontier Trading Company XIV, LLC	(36,029)	189,278	214,868	368,117	(106,640)	(1,602,756)	(841,813)	(2,551,209)
Frontier Trading Company XV, LLC	(24,092)	125,464	287,803	389,175	(37,892)	(487,520)	659,342	133,930
Frontier Trading Company XXXVIII, LLC	(6,083)	(78,704)	(42,746)	(127,533)	—	—	—	—

Total	$(78,293)	$1,304,845	$617,779	$1,844,351	$(148,627)	$(2,260,765)	$(165,760)	$(2,575,152)

Equinox Frontier Long/Short Commodity Fund
Frontier Trading Company I LLC	$—	$—	$—	$—	$(15,290)	$(142,958)	$116,200	$(42,048)
Frontier Trading Companies VII, LLC	(79,249)	(199,250)	450,592	172,093	—	—	—	—
Frontier Trading Companies XVIII, LLC	(9,017)	(338,735)	(291,055)	(638,807)	—	—	—	—
Frontier Trading Companies XXIII, LLC	—	—	—	—	(847)	(85,317)	(192)	(86,356)
Frontier Trading Company XXXVIII, LLC	—	—	—	—	—	—	—	—

Total	$(88,266)	$(537,985)	$159,537	$(466,714)	$(16,137)	$(228,275)	$116,008	$(128,404)

Equinox Frontier Balanced Fund
Frontier Trading Company I LLC	$(263,573)	$1,115,464	$(362,505)	489,386	$—	$—	$—	—
Frontier Trading Company II LLC	(12,088)	(686,492)	1,317,845	619,265	(12,946)	(539,578)	62,863	(489,661)
Frontier Trading Company V LLC				—	—	—	—	—
Frontier Trading Company VII, LLC	36,410	685,775	(1,108,643)	(386,458)	(159,810)	2,081,836	(2,295,710)	(373,684)
Frontier Trading Company XIV, LLC	(23,141)	99,184	(416,179)	(340,136)	(279,927)	(9,105,539)	(2,336,599)	(11,722,065)
Frontier Trading Company XV, LLC	22,806	(867,989)	1,231,415	386,232	(39,203)	(1,020,514)	2,734,056	1,674,339
Frontier Trading Company XVI, LLC				—	—	—	—	—
Frontier Trading Company XVIII, LLC				—	(4,876)	(189,505)	(79,789)	(274,170)
Frontier Trading Company XXIII, LLC				—	(2,345)	(207,732)	(29,113)	(239,190)
Frontier Trading Company XXXVIII, LLC	(768,673)	1,833,086	(991,089)	73,324	—	—	—	—
Frontier Trading Company XXXIX, LLC	(75,543)	(1,180,680)	612,399	(643,824)	—	—	(318,953)	(318,953)

Total	$(1,083,802)	$998,348	$283,243	$197,789	$(499,107)	$(8,981,032)	$(2,263,245)	$(11,743,384)

Equinox Frontier Select Fund
Frontier Trading Company V LLC	$—	$—	$—	$—	$—	$—	$—	$—
Frontier Trading Company VI LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XV, LLC	(31,676)	106,074	415,981	490,379	(24,461)	(375,851)	668,464	268,152
Frontier Trading Company XXI, LLC		—	—	—	—	—	—	—
Frontier Trading Company XXXVIII, LLC	(2,970)	(33,431)	(15,011)	(51,412)	—	—	—	—
Frontier Trading Company XXXIX, LLC	(1,556)	—	331,515	329,959	—	—	(236,307)	(236,307)

Total	$(36,202)	$72,643	$732,485	$768,926	$(24,461)	$(375,851)	$432,157	$31,845

Equinox Frontier Winton Fund
Frontier Trading Company II LLC	$(13,657)	$2,787,074	$(31,073)	$2,742,344	$(13,821)	$(576,780)	$60,649	$(529,952)
Frontier Trading Company XXXVIII ,LLC	(9,787)	(105,773)	(73,711)	(189,271)	—	—	—	—

Total	$(23,444)	$2,681,301	$(104,784)	$2,553,073	$(13,821)	$(576,780)	$60,649	$(529,952)

Equinox Frontier Heritage Fund
Frontier Trading Company II LLC	$(3,057)	$623,530	$(6,880)	$613,593	$(3,105)	$(129,407)	$13,762	$(118,750)
Frontier Trading Company V LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XXXVIII, LLC	(2,639)	(32,058)	(21,536)	(56,233)	—	—	—	—
Frontier Trading Company XXXIX, LLC	—	—	—	—	—	—	(295,384)	(295,384)

Total	$(5,696)	$591,472	$(28,416)	$557,360	$(3,105)	$(129,407)	$(281,622)	$(414,134)

	Six Months Ended June 30, 2014				Six Months Ended June 30, 2013
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)

Equinox Frontier Diversified Fund
Frontier Trading Company I LLC	$(148,260)	$2,095,105	$421,786	$2,368,631	$(231,756)	$(1,773,046)	$(347,089)	$(2,351,891)
Frontier Trading Company II LLC	(8,992)	1,132,028	(293,721)	829,315	(13,345)	1,007,609	(60,975)	933,289
Frontier Trading Company V LLC	—	—	—	—	(9,571)	1,055,495	(187,841)	858,083
Frontier Trading Company VI LLC	—	—	—	—	—	—	—	—
Frontier Trading Company VII, LLC	(248,337)	(1,280,664)	370,672	(1,158,329)	(192,161)	792,098	(1,388,587)	(788,650)
Frontier Trading Company IX, LLC	—	—	—		—	—	—
Frontier Trading Company XIV, LLC	(101,125)	(378,786)	323,498	(156,413)	(345,261)	(5,253,059)	(1,159,086)	(6,757,406)
Frontier Trading Company XV, LLC	(27,763)	172,591	(786,997)	(642,169)	(49,686)	(779,606)	2,324,062	1,494,770
Frontier Trading Company XVIII, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XXI, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XXIII, LLC	(24,150)	1,073,089	187,658	1,236,597	(15,095)	(518,968)	(65,447)	(599,510)
Frontier Trading Company XXXVIII, LLC	(24,173)	(894,004)	(675,056)	(1,593,233)	—	—	—	—
Frontier Trading Company XXXIX, LLC	—	—	—	—	—	—	(137,192)	(137,192)

Total	$(582,800)	$1,919,359	$(452,160)	$884,399	$(856,875)	$(5,469,477)	$(1,022,155)	$(7,348,507)

Equinox Frontier Masters Fund
Frontier Trading Company I LLC	$(14,650)	$84,485	$656,689	$726,524	$—	$—	$—	$—
Frontier Trading Company II LLC	(6,805)	841,881	(248,924)	586,152	(7,544)	570,668	(34,613)	528,511
Frontier Trading Company XIV, LLC	(95,138)	(433,918)	213,162	(315,894)	(138,056)	(2,094,361)	(466,073)	(2,698,490)
Frontier Trading Company XV, LLC	(53,547)	805,913	(875,590)	(123,224)	(75,581)	(410,523)	971,589	485,485
Frontier Trading Company XXXVIII, LLC	(13,153)	(497,344)	(372,146)	(882,643)	—	—	—	—

Total	$(183,293)	$801,017	$(626,809)	$(9,085)	$(221,181)	$(1,934,216)	$470,903	$(1,684,494)

Equinox Frontier Long/Short Commodity Fund
Frontier Trading Company I LLC	$—	$—	$—	$—	$(31,084)	$(300,076)	$(34,052)	$(365,212)
Frontier Trading Companies VII, LLC	(84,192)	(492,410)	202,711	(373,891)	—	—	—	—
Frontier Trading Companies XVIII, LLC	—	—	—	—	—	—	—	—
Frontier Trading Companies XXIII, LLC	—	—	—	—	(7,155)	(265,826)	(21,324)	(294,305)
Frontier Trading Company XXXVIII, LLC	(9,017)	(338,735)	(290,717)	(638,469)	—	—	—	—

Total	$(93,209)	$(831,145)	$(88,006)	$(1,012,360)	$(38,239)	$(565,902)	$(55,376)	$(659,517)

Equinox Frontier Balanced Fund
Frontier Trading Company I LLC	$(21,190)	$(40,139)	$887,729	826,400	$—	$—	$—	—
Frontier Trading Company II LLC	(12,125)	1,514,527	(547,779)	954,623	(24,447)	1,843,105	92,506	1,911,164
Frontier Trading Company V LLC	—	—	—	—	(13,876)	1,530,384	(272,459)	1,244,049
Frontier Trading Company VII, LLC	(237,492)	(1,772,506)	684,757	(1,325,241)	(303,885)	755,131	(2,039,158)	(1,587,912)
Frontier Trading Company XIV, LLC	(75,543)	(1,180,680)	610,861	(645,362)	—	—	—	—
Frontier Trading Company XV, LLC	(44,315)	(299,183)	(581,076)	(924,574)	(279,928)	(9,105,539)	(2,336,596)	(11,722,063)
Frontier Trading Company XVI, LLC	—	—	—	—	(75,888)	(928,664)	2,989,224	1,984,672
Frontier Trading Company XVIII, LLC	—	—	—	—	(8,645)	(141,517)	(108,880)	(259,042)
Frontier Trading Company XXIII, LLC	—	—	—	—	(3,524)	(194,695)	546	(197,673)
Frontier Trading Company XXXVIII, LLC	(42,486)	(1,584,456)	(1,141,801)	(2,768,743)	—	—	—	—
Frontier Trading Company XXXIX, LLC	—	—	(1,538)	(1,538)	—	—	(304,254)	(304,254)

Total	$(433,151)	$(3,362,437)	$(88,847)	$(3,884,435)	$(710,193)	$(6,241,795)	$(1,979,071)	$(8,931,059)

Equinox Frontier Select Fund
Frontier Trading Company V LLC	$—	$—	$—	$—	$(12,346)	$1,188,592	$(78,854)	$1,097,392
Frontier Trading Company VI LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XV, LLC	(60,926)	819,051	(483,409)	274,716	(47,319)	(244,203)	773,923	482,401
Frontier Trading Company XXI, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XXXVIII, LLC	(6,234)	(227,323)	(163,164)	(396,721)	—	—	—	—
Frontier Trading Company XXXIX, LLC	(1,556)	—	(204,940)	(206,496)	—	—	(219,508)	(219,508)

Total	$(68,716)	$591,728	$(851,513)	$(328,501)	$(59,665)	$944,389	$475,561	$1,360,285

Equinox Frontier Winton Fund
Frontier Trading Company II LLC	$(27,607)	$3,664,132	$(917,278)	$2,719,247	$(25,474)	$1,927,612	$(112,715)	$1,789,423
Frontier Trading Company XXXVIII ,LLC	(19,326)	(670,668)	(468,437)	(1,158,431)	—	—	—	—

Total	$(46,933)	$2,993,464	$(1,385,715)	$1,560,816	$(25,474)	$1,927,612	$(112,715)	$1,789,423

Equinox Frontier Heritage Fund
Frontier Trading Company II LLC	$(6,182)	$820,288	$(205,585)	$608,521	$(5,769)	$425,541	$17,831	$437,603
Frontier Trading Company V LLC	—	—	—	—	(13,268)	1,404,612	(205,240)	1,186,104
Frontier Trading Company XXXVIII, LLC	(5,444)	(199,276)	(149,643)	(354,363)	—	—	—	—
Frontier Trading Company XXXIX, LLC	—	—	—	—	—	—	(274,385)	(274,385)

Total	$(11,626)	$621,012	$(355,228)	$254,158	$(19,037)	$1,830,153	$(461,794)	$1,349,322

The statements of financial condition as of June 30, 2014 and December 31, 2013 and the Condensed Statement of Income for the three and six months ended June 30, 2014 and 2013 for the unconsolidated Trading Companies are as follows:

Statements of Financial Condition - June 30, 2014	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XV LLC	Frontier Trading Company XXXVIII LLC
Receivable from commission merchants	$13,015,321	$18,121,232	$1,834,790	$11,072,355	$4,826,699
Open trade equity/(deficit)	2,937,971	2,107,459	3,617,656	3,510,148	256,729
Interest receivable/(payable)	(2,291)	607	(160)	817	7

Total assets	$15,951,001	$20,229,298	$5,452,286	$14,583,320	$5,083,435

Members’ equity	$15,951,001	$20,229,298	$5,452,286	$14,583,320	$5,083,435

Statements of Financial Condition - December 31, 2013	Frontier Trading Company II LLC	Frontier Trading Company XV LLC	Frontier Trading Company XXXVIII LLC
Receivable from commission merchants	$13,212,581	$13,257,812	$3,359,991
Open trade equity/(deficit)	4,321,293	5,990,245	3,520,515
Interest receivable/(payable)	155	657	(227)

Total assets	$17,534,029	$19,248,714	$6,880,279

Members’ equity	$17,534,029	$19,248,714	$6,880,279

Condensed Statement of Income - For the Three Months Ended June 30, 2014	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XV LLC	Frontier Trading Company XXXVIII LLC
Interest income	$12,520	$(1,560)	$857	$2,012	$497
Net realized gain/(loss) on investments, less commissions	(4,217,338)	(5,965,412)	5,454,372	1,510,226	735,318
Change in open trade equity/(deficit)	(312,487)	69,697	(1,329,358)	(1,504,440)	431,576

Net income/(loss)	$(4,517,305)	$(5,897,275)	$4,125,871	$7,798	$1,167,391

Condensed Statement of Income - For the Three Months Ended June 30, 2013	Frontier Trading Company XIV LLC	Frontier Trading Company XXXIX LLC
Interest income	$(5,645)	$—
Net realized gain/(loss) on investments, less commissions	(19,128,908)	—
Change in open trade equity/(deficit)	(4,788,038)	(998,336)

Net income/(loss)	$(23,922,591)	$(998,336)

Condensed Statement of Income - For the Six Months Ended June 30, 2014	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XV LLC	Frontier Trading Company XXXVIII LLC
Interest income	$12,520	$(2,520)	$857	$2,237	$1,916
Net realized gain/(loss) on investments, less commissions	(4,217,338)	(7,909,584)	5,454,372	(1,313,834)	4,531,142
Change in open trade equity/(deficit)	(312,487)	2,213,834	(1,329,358)	2,737,190	3,263,786

Net income/(loss)	$(4,517,305)	$(5,698,270)	$4,125,871	$1,425,593	$7,796,844

Condensed Statement of Income - For the Six Months Ended June 30, 2013	Frontier Trading Company XIV LLC	Frontier Trading Company XXXIX LLC
Interest income	$(5,645)	$—
Net realized gain/(loss) on investments, less commissions	(19,128,908)	—
Change in open trade equity/(deficit)	(4,788,038)	(935,339)

Net income/(loss)	$(23,922,591)	$(935,339)

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

The following table summarizes fees earned by the Managing Owner for the three and six months ended June 30, 2014 and 2013.

Three Months Ended June 30, 2014	Incentive Fee	Management Fee	Service Fee	Trading Fee

Equinox Frontier Diversified Fund	$954,829	$271,073	$125,184	$307,242
Equinox Frontier Masters Fund	168,094	230,233	76,310	147,195
Equinox Frontier Long/Short Commodity Fund	—	223,050	30,304	64,027
Equinox Frontier Balanced Fund	902,054	264,152	492,255	167,758
Equinox Frontier Select Fund	26,677	140,286	97,799	27,150
Equinox Frontier Winton Fund	415,629	287,648	177,981	64,049
Equinox Frontier Heritage Fund	86,999	81,966	65,875	21,279

Three Months Ended June 30, 2013	Incentive Fee	Management Fee	Service Fee	Trading Fee

Equinox Frontier Diversified Fund	$—	$387,812	$290,900	$614,290
Equinox Frontier Masters Fund	—	330,187	176,471	288,777
Equinox Frontier Long/Short Commodity Fund	—	590,929	88,071	190,367
Equinox Frontier Balanced Fund	397,624	421,392	924,919	327,556
Equinox Frontier Select Fund	—	138,094	152,793	43,541
Equinox Frontier Winton Fund	—	268,121	226,897	76,915
Equinox Frontier Heritage Fund	—	75,144	116,307	36,145

Six Months Ended June 30, 2014	Incentive Fee	Management Fee	Service Fee	Trading Fee

Equinox Frontier Diversified Fund	$1,386,913	$547,629	$273,595	$649,807
Equinox Frontier Masters Fund	181,806	507,313	180,593	323,110
Equinox Frontier Long/Short Commodity Fund	—	509,680	68,868	146,001
Equinox Frontier Balanced Fund	1,453,340	554,537	1,041,703	355,157
Equinox Frontier Select Fund	26,677	278,724	203,387	56,552
Equinox Frontier Winton Fund	415,629	568,021	360,945	128,644
Equinox Frontier Heritage Fund	86,999	161,975	138,600	44,378

Six Months Ended June 30, 2013	Incentive Fee	Management Fee	Service Fee	Trading Fee

Equinox Frontier Diversified Fund	$184,498	$798,238	$596,303	$1,250,812
Equinox Frontier Masters Fund	—	654,910	351,815	581,403
Equinox Frontier Long/Short Commodity Fund	—	1,229,182	184,174	402,099
Equinox Frontier Balanced Fund	657,063	916,029	1,916,467	673,471
Equinox Frontier Select Fund	—	347,293	310,652	88,324
Equinox Frontier Winton Fund	—	520,375	449,703	151,657
Equinox Frontier Heritage Fund	—	214,205	236,146	73,328

The following table summarizes fees payable to the Managing Owner as of June 30, 2014 and December 31, 2013.

As of June 30, 2014	Incentive Fees	Management Fees	Service Fees	Trading Fees

Equinox Frontier Diversified Fund	$954,808	$85,886	$34,982	$110,884
Equinox Frontier Masters Fund	168,094	78,094	19,561	51,098
Equinox Frontier Long/Short Commodity Fund	—	60,708	9,875	20,330
Equinox Frontier Balanced Fund	902,038	88,694	146,444	56,009
Equinox Frontier Select Fund	26,677	48,241	31,420	9,238
Equinox Frontier Winton Fund	415,629	99,121	48,141	21,825
Equinox Frontier Heritage Fund	86,999	28,231	19,446	7,251

As of December 31, 2013	Incentive Fees	Management Fees	Service Fees	Trading Fees

Equinox Frontier Diversified Fund	$575,550	$101,504	$46,263	$136,166
Equinox Frontier Masters Fund	—	107,027	35,858	72,687
Equinox Frontier Long/Short Commodity Fund	—	104,883	14,965	34,788
Equinox Frontier Balanced Fund	691,917	113,085	190,286	73,125
Equinox Frontier Select Fund	—	49,798	39,045	11,545
Equinox Frontier Winton Fund	100,260	128,097	53,054	23,844
Equinox Frontier Heritage Fund	15,411	28,615	25,485	9,212

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

For the six months ended June 30, 2014, amounts paid or owed to the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $($5,259) for the Equinox Frontier Balanced Fund, ($6,119) for the Equinox Frontier Long/Short Commodity Fund, $839 for the Equinox Frontier Diversified Fund, $1,888 for the Equinox Frontier Select Fund, ($77) for the Equinox Frontier Heritage Fund, $3,091 for the Equinox Frontier Winton Fund and ($2,045) for the Equinox Frontier Masters Fund.

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

The following table outlines the aggregate amounts paid by each Series to the Managing Owner and its ratio to average net assets for the three and six months ended June 30, 2014 and 2013:

Three Months Ended	2014	2013	2014	2013
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets
Equinox Frontier Diversified Fund Class 1	$13,962	$56,570	0.07%	0.11%
Equinox Frontier Diversified Fund Class 2	19,214	56,879	0.07%	0.11%
Equinox Frontier Diversified Fund Class 3	699	n/a	0.06%	n/a
Equinox Frontier Masters Fund Class 1	10,192	37,982	0.07%	0.11%
Equinox Frontier Masters Fund Class 2	6,395	17,464	0.07%	0.11%
Equinox Frontier Masters Fund Class 3	1,270	n/a	0.07%	n/a
Equinox Frontier Long/Short Commodity Fund Class 2	860	8,126	0.07%	0.16%
Equinox Frontier Long/Short Commodity Fund Class 3	5,172	23,134	0.07%	0.16%
Equinox Frontier Long/Short Commodity Fund Class 1a	4,191	25,819	0.07%	0.16%
Equinox Frontier Long/Short Commodity Fund Class 2a	1,393	14,712	0.07%	0.16%
Equinox Frontier Long/Short Commodity Fund Class 3a	286	7	0.07%	0.00%
Equinox Frontier Balanced Fund Class 1	214,182	613,536	0.33%	0.50%
Equinox Frontier Balanced Fund Class 2	69,432	231,849	0.33%	0.50%
Equinox Frontier Balanced Fund Class 2a	309	941	0.07%	0.11%
Equinox Frontier Balanced Fund Class 3a	1,355	3,097	0.07%	0.11%
Equinox Frontier Select Fund Class 1	39,857	101,832	0.31%	0.50%
Equinox Frontier Select Fund Class 2	4,400	14,237	0.31%	0.50%
Equinox Frontier Winton Fund Class 1	101,949	151,345	0.43%	0.50%
Equinox Frontier Winton Fund Class 2	44,763	53,872	0.43%	0.50%
Equinox Frontier Heritage Fund Class 1	30,529	77,540	0.35%	0.50%
Equinox Frontier Heritage Fund Class 2	8,905	18,851	0.35%	0.50%

Total	$579,315	$1,507,793

Six Months Ended	2014	2013	2014	2013
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Equinox Frontier Diversified Fund Class 1	$32,290	$190,245	0.15%	0.37%
Equinox Frontier Diversified Fund Class 2	41,944	190,503	0.14%	0.37%
Equinox Frontier Diversified Fund Class 3	860	n/a	0.08%	n/a
Equinox Frontier Masters Fund Class 1	25,974	130,174	0.18%	0.39%
Equinox Frontier Masters Fund Class 2	14,025	59,917	0.16%	0.39%
Equinox Frontier Masters Fund Class 3	1,677	34	0.09%	n/a
Equinox Frontier Long/Short Commodity Fund Class 2	2,856	27,809	0.24%	0.54%
Equinox Frontier Long/Short Commodity Fund Class 3	12,025	80,181	0.17%	0.55%
Equinox Frontier Long/Short Commodity Fund Class 1a	10,200	84,462	0.18%	0.51%
Equinox Frontier Long/Short Commodity Fund Class 2a	3,544	43,290	0.18%	0.46%
Equinox Frontier Long/Short Commodity Fund Class 3a	588	344	0.15%	n/a
Equinox Frontier Balanced Fund Class 1	479,990	2,059,266	0.73%	1.67%
Equinox Frontier Balanced Fund Class 2	156,628	758,599	0.74%	1.63%
Equinox Frontier Balanced Fund Class 2a	650	3,185	0.14%	0.36%
Equinox Frontier Balanced Fund Class 3a	2,939	11,219	0.14%	0.39%
Equinox Frontier Select Fund Class 1	89,879	365,445	0.69%	1.80%
Equinox Frontier Select Fund Class 2	10,092	43,754	0.70%	1.54%
Equinox Frontier Winton Fund Class 1	213,976	547,076	0.90%	1.81%
Equinox Frontier Winton Fund Class 2	90,922	197,620	0.87%	1.83%
Equinox Frontier Heritage Fund Class 1	67,699	268,614	0.77%	1.74%
Equinox Frontier Heritage Fund Class 2	18,949	66,478	0.74%	1.76%

Total	$1,277,706	$5,128,216

The Managing Owner, under an amended contract, paid to The Bornhoft Group Corporation, an affiliate of the Trust, an annual payment of $1,100,000 for the first year of the contract and $600,000 for the second year of the contract, for investment and advisor services and 0.1% annually thereafter of the trading level with the Equinox Frontier Balanced Fund in lieu of a monthly service fee. The Managing Owner paid $138,066 and $657,374, respectively under this agreement for the six months ended June 30, 2014 and 2013 and $66,971 and $274,246 for the three months ended June 30, 2014 and 2013, respectively.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $91,667 and $430,000, for the three months ended June 30, 2014 and 2013, and $241,667 and $680,000, respectively, for the six months ended June 30, 2014 and 2013.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $272,694 and $499,652, respectively, for the three months ended June 30, 2014 and 2013 and $581,681 and $1,047,744, respectively, for the six months ended June 30, 2014 and 2013.

Equinox Group Distributors LLC, an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

7. Financial Highlights

The following information presents the financial highlights of the Trust, with respect to the Series, for the three and six months ended June 30, 2014 and 2013.

	Equinox Frontier Diversified Fund (5)			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, March 31, 2014	$82.77	$90.05	$82.92	$87.30	$94.96	$87.80	$111.48	$111.51	$82.42	$89.56	$89.74
Net operating results:
Interest income	0.22	0.24	0.22	0.25	0.28	0.26	0.32	0.32	0.24	0.26	0.26
Expenses	(2.93)	(2.66)	(2.46)	(2.42)	(2.12)	(1.97)	(1.95)	(1.95)	(1.87)	(1.57)	(1.57)
Net gain/(loss) on investments, net of non-controlling interests	6.71	7.18	6.69	7.84	8.45	7.88	2.32	2.32	1.97	2.07	2.13

Net income/(loss)	4.00	4.76	4.45	5.67	6.61	6.17	0.69	0.69	0.34	0.76	0.82

Net asset value, June 30, 2014	$86.77	$94.81	$87.37	$92.97	$101.57	$93.97	$112.17	$112.20	$82.76	$90.32	$90.56

Ratios to average net assets (3)
Net investment income/(loss)	-7.61%	-5.26%	-5.26%	-7.78%	-5.61%	-5.61%	-5.80%	-5.80%	-7.89%	-5.80%	-5.80%
Expenses before incentive fees (4)	6.82%	4.47%	4.47%	8.26%	6.09%	6.09%	6.96%	6.96%	9.04%	6.96%	6.96%
Expenses after incentive fees (4)	8.65%	6.31%	4.47%	8.93%	6.77%	6.09%	6.96%	6.96%	9.04%	6.96%	6.96%
Total return before incentive fees (2)	6.67%	7.12%	5.37%	7.17%	7.64%	7.03%	0.62%	0.62%	0.41%	0.85%	0.91%
Total return after incentive fees (2)	4.83%	5.29%	5.37%	6.49%	6.96%	7.03%	0.62%	0.62%	0.41%	0.85%	0.91%

	Equinox Frontier Balanced Fund				Equinox Frontier Select Fund
	Class 1	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2014	$101.99	$135.81	$115.17	$114.80	$75.01	$98.55
Net operating results:
Interest income	0.01	0.01	0.01	0.01	0.00	0.00
Expenses	(2.27)	(2.02)	(1.72)	(1.71)	(1.58)	(1.34)
Net gain/(loss) on investments, net of non-controlling interests	4.13	5.55	5.02	4.99	4.80	6.35

Net income/(loss)	1.87	3.54	3.31	3.29	3.22	5.01

Net asset value, June 30, 2014	$103.86	$139.35	$118.48	$118.09	$78.23	$103.56

Ratios to average net assets (3)
Net investment income/(loss)	-5.91%	-2.91%	-2.91%	-2.91%	-7.82%	-4.81%
Expenses before incentive fees (4)	4.94%	1.93%	1.93%	1.93%	7.63%	4.63%
Expenses after incentive fees (4)	5.94%	2.94%	2.94%	2.94%	7.82%	4.81%
Total return before incentive fees (2)	2.84%	3.61%	3.88%	3.87%	4.48%	5.27%
Total return after incentive fees (2)	1.83%	2.61%	2.87%	2.87%	4.29%	5.08%

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2014	$136.93	$172.12	$95.41	$126.41
Net operating results:
Interest income	0.00	0.00	0.00	0.00
Expenses	(4.21)	(3.98)	(2.38)	(2.19)
Net gain/(loss) on investments, net of
non-controlling interests	12.35	15.58	9.55	12.71

Net income/(loss)	8.14	11.60	7.17	10.52

Net asset value, June 30, 2014	$145.07	$183.72	$102.58	$136.93

Ratios to average net assets (3)
Net investment income/(loss)	-8.34%	-5.34%	-7.41%	-4.41%
Expenses before incentive fees (4)	7.13%	4.12%	6.65%	3.64%
Expenses after incentive fees (4)	8.34%	5.34%	7.41%	4.41%
Total return before incentive fees (2)	7.16%	7.95%	8.28%	9.09%
Total return after incentive fees (2)	5.94%	6.74%	7.51%	8.32%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(5)	Class 3 began operations on February 24, 2014.

The Frontier Fund

FiHi Summary

6/30/14

	Equinox Frontier Diversified Fund (5)			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2013	$87.10	$94.35	$84.21	$91.83	$99.46	$91.91	$125.26	$125.30	$92.73	$100.34	$100.47
Net operating results:
Interest income	0.45	0.49	0.45	0.53	0.58	0.54	0.71	0.71	0.52	0.57	0.57
Expenses	(4.84)	(4.22)	(3.88)	(4.17)	(3.53)	(3.30)	(4.01)	(3.97)	(3.82)	(3.20)	(3.18)
Net gain/(loss) on investments, net of non-controlling interests	4.06	4.19	6.59	4.78	5.06	4.82	(9.79)	(9.84)	(6.67)	(7.39)	(7.30)

Net income/(loss)	(0.33)	0.46	3.16	1.14	2.11	2.06	(13.09)	(13.10)	(9.97)	(10.02)	(9.91)

Net asset value, June 30, 2014	$86.77	$94.81	$87.37	$92.97	$101.57	$93.97	$112.17	$112.20	$82.76	$90.32	$90.56

Ratios to average net assets (3)
Net investment income/(loss)	-8.08%	-5.75%	-5.75%	-7.67%	-5.53%	-5.53%	-5.71%	-5.71%	-7.79%	-5.71%	-5.71%
Expenses before incentive fees (4)	6.67%	4.35%	22.48%	8.23%	6.10%	6.10%	6.94%	6.94%	9.03%	6.94%	6.94%
Expenses after incentive fees (4)	9.17%	6.84%	22.48%	8.90%	6.76%	6.10%	6.94%	6.94%	9.03%	6.94%	6.94%
Total return before incentive fees (2)	2.12%	2.98%	3.75%	1.90%	2.78%	2.24%	-10.45%	-10.45%	-10.75%	-9.99%	-9.86%
Total return after incentive fees (2)	-0.38%	0.49%	3.75%	1.24%	2.12%	2.24%	-10.45%	-10.45%	-10.75%	-9.99%	-9.86%

	Equinox Frontier Balanced Fund						Equinox Frontier Select Fund
	Class 1	Class 2		Class 2a	Class 3a		Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2013	$106.29	$140.49		$118.80	$118.41		$79.86	$104.14
Net operating results:
Interest income	0.02	0.02		0.02	0.02		0.00	0.00
Expenses	(4.05)	(3.37)		(2.86)	(2.85)		(2.93)	(2.37)
Net gain/(loss) on investments, net of non-controlling interests	1.60	2.21		2.52	2.51		1.30	1.79

Net income/(loss)	(2.43)	(1.14)		(0.32)	(0.32)		(1.63)	(0.58)

Net asset value, June 30, 2014	$103.86	$139.35		$118.48	$118.09		$78.23	$103.56

Ratios to average net assets (3)
Net investment income/(loss)	-6.41%	-3.41%		-3.41%	-3.41%		-7.62%	-4.62%
Expenses before incentive fees (4)	4.92%	1.92%		1.92%	1.92%		7.45%	4.45%
Expenses after incentive fees (4)	6.45%	3.44%		3.44%	3.44%		7.62%	4.62%
Total return before incentive fees (2)	-0.76%	0.71%		1.25%	1.25%		-1.87%	-0.38%
Total return after incentive fees (2)	-2.29%	-0.81%		-0.27%	-0.27%		-2.04%	-0.56%

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	Class 1	Class 2		Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2013	$139.59	$174.17		$102.05	$134.21
Net operating results:
Interest income	0.00	0.00		0.00	0.00
Expenses	(6.51)	(5.60)		(3.85)	(3.18)
Net gain/(loss) on investments, net of non-controlling interests	11.99	15.15		4.38	5.90

Net income/(loss)	5.48	9.55		0.53	2.72

Net asset value, June 30, 2014	$145.07	$183.72		$102.58	$136.93

Ratios to average net assets (3)
Net investment income/(loss)	-8.27%	-5.27%		-7.22%	-4.22%
Expenses before incentive fees (4)	7.06%	4.06%		6.49%	3.49%
Expenses after incentive fees (4)	8.27%	5.27%		7.22%	4.22%
Total return before incentive fees (2)	5.13%	6.69%		1.25%	2.76%
Total return after incentive fees (2)	3.93%	5.48%		0.52%	2.03%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(5)	Class 3 began operations on February 24, 2014.

The Frontier Fund

FiHi Summary

6/30/13

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund (5)
	Class 1	Class 2	Class 1	Class 2	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, March 31, 2013	$93.21	$99.64	$101.64	$108.60	$145.11	$145.14	$107.97	$115.29	$109.60
Net operating results:
Interest income	0.42	0.45	0.47	0.50	0.90	0.90	0.67	0.71	0.68
Expenses	(1.43)	(0.97)	(1.83)	(1.38)	(2.43)	(2.43)	(1.81)	(1.94)	(1.83)
Net gain/(loss) on investments, net of non-controlling interests	(6.65)	(7.27)	(5.51)	(6.01)	(9.12)	(9.12)	(6.93)	(6.92)	(1.31)

Net income/(loss)	(7.66)	(7.79)	(6.90)	(6.89)	(10.65)	(10.65)	(8.07)	(8.15)	(2.49)

Net asset value, June 30, 2013	$85.55	$91.85	$94.74	$101.71	$134.46	$134.49	$99.90	$107.14	$107.15

Ratios to average net assets (3)
Net investment income/(loss)	-4.36%	-2.09%	-5.37%	-3.25%	-4.34%	-4.34%	-4.34%	-4.34%	-4.34%
Expenses before incentive fees (4)	6.15%	3.89%	7.22%	5.10%	6.87%	6.87%	6.87%	6.87%	6.87%
Expenses after incentive fees (4)	6.15%	3.89%	7.22%	5.10%	6.87%	6.87%	6.87%	6.87%	6.87%
Total return before incentive fees (2)	-8.22%	-7.82%	-6.79%	-6.34%	-7.34%	-7.34%	-7.47%	-7.07%	-2.24%
Total return after incentive fees (2)	-8.22%	-7.82%	-6.79%	-6.34%	-7.34%	-7.34%	-7.47%	-7.07%	-2.24%

	Equinox Frontier Balanced Fund				Equinox Frontier Select Fund
	Class 1	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2013	$114.20	$147.55	$123.46	$123.05	$81.86	$104.35
Net operating results:
Interest income	0.05	0.06	0.05	0.05	0.31	0.40
Expenses	(1.61)	(0.98)	(0.82)	(0.82)	(1.26)	(0.82)
Net gain/(loss) on investments, net of non-controlling interests	(7.75)	(10.09)	(8.00)	(7.97)	0.10	0.11

Net income/(loss)	(9.31)	(11.01)	(8.77)	(8.74)	(0.85)	(0.31)

Net asset value, June 30, 2013	$104.89	$136.54	$114.69	$114.31	$81.01	$104.04

Ratios to average net assets (3)
Net investment income/(loss)	-4.80%	-1.79%	-1.79%	-1.79%	-4.64%	-1.63%
Expenses before incentive fees (4)	4.75%	1.73%	1.73%	1.73%	6.15%	3.14%
Expenses after incentive fees (4)	4.98%	1.96%	1.96%	1.96%	6.15%	3.14%
Total return before incentive fees (2)	-7.92%	-7.23%	-6.87%	-6.87%	-1.04%	-0.30%
Total return after incentive fees (2)	-8.15%	-7.46%	-7.10%	-7.10%	-1.04%	-0.30%

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2013	$136.53	$166.52	$101.63	$130.65
Net operating results:
Interest income	0.32	0.39	0.19	0.24
Expenses	(2.20)	(1.42)	(1.35)	(0.76)
Net gain/(loss) on investments, net of non-controlling interests	(1.84)	(2.30)	(2.39)	(3.09)

Net income/(loss)	(3.72)	(3.33)	(3.55)	(3.61)

Net asset value, June 30, 2013	$132.81	$163.19	$98.08	$127.04

Ratios to average net assets (3)
Net investment income/(loss)	-5.45%	-2.45%	-4.59%	-1.57%
Expenses before incentive fees (4)	6.37%	3.37%	5.34%	2.32%
Expenses after incentive fees (4)	6.37%	3.37%	5.34%	2.32%
Total return before incentive fees (2)	-2.72%	-2.00%	-3.49%	-2.76%
Total return after incentive fees (2)	-2.72%	-2.00%	-3.49%	-2.76%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using average net assets outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(5)	Class 3a operations bagan June 17, 2013.

The Frontier Fund

FiHi Summary

6/30/13

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund (5)
	Class 1	Class 2	Class 1	Class 2	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2012	$94.40	$100.48	$101.11	$107.61	$145.65	$145.69	$108.58	$115.45	$109.60
Net operating results:
Interest income	0.82	0.87	0.92	0.99	1.70	1.70	1.27	1.35	1.26
Expenses	(2.97)	(2.08)	(3.57)	(2.68)	(4.75)	(4.75)	(3.53)	(3.77)	(3.53)
Net gain/(loss) on investments, net of non-controlling interests	(6.70)	(7.42)	(3.72)	(4.21)	(8.14)	(8.15)	(6.42)	(5.89)	(0.18)

Net income/(loss)	(8.85)	(8.63)	(6.37)	(5.90)	(11.19)	(11.20)	(8.68)	(8.31)	(2.45)

Net asset value, June 30, 2013	$85.55	$91.85	$94.74	$101.71	$134.46	$134.49	$99.90	$107.14	$107.15

Ratios to average net assets (3)
Net investment income/(loss)	-4.48%	-2.26%	-5.25%	-3.15%	-4.26%	-4.26%	-4.26%	-4.26%	-4.26%
Expenses before incentive fees (4)	6.08%	3.85%	7.09%	4.99%	6.64%	6.64%	6.64%	6.64%	6.64%
Expenses after incentive fees (4)	6.25%	4.02%	7.09%	4.99%	6.64%	6.64%	6.64%	6.64%	6.64%
Total return before incentive fees (2)	-9.20%	-8.42%	-6.30%	-5.48%	-7.68%	-7.69%	-7.99%	-7.20%	-2.24%
Total return after incentive fees (2)	-9.38%	-8.59%	-6.30%	-5.48%	-7.68%	-7.69%	-7.99%	-7.20%	-2.24%

	Equinox Frontier Balanced Fund				Equinox Frontier Select Fund
	Class 1	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2012	$116.32	$149.20	$124.36	$123.96	$78.66	$99.55
Net operating results:
Interest income	0.08	0.10	0.08	0.08	0.60	0.77
Expenses	(3.10)	(1.83)	(1.53)	(1.52)	(2.66)	(1.88)
Net gain/(loss) on investments, net of non-controlling interests	(8.41)	(10.93)	(8.22)	(8.21)	4.41	5.60

Net income/(loss)	(11.43)	(12.66)	(9.67)	(9.65)	2.35	4.49

Net asset value, June 30, 2013	$104.89	$136.54	$114.69	$114.31	$81.01	$104.04

Ratios to average net assets (3)
Net investment income/(loss)	-4.96%	-1.98%	-1.98%	-1.98%	-5.14%	-2.17%
Expenses before incentive fees (4)	4.73%	1.76%	1.76%	1.76%	6.64%	3.67%
Expenses after incentive fees (4)	5.09%	2.12%	2.12%	2.12%	6.64%	3.67%
Total return before incentive fees (2)	-9.47%	-8.12%	-7.42%	-7.42%	2.99%	4.51%
Total return after incentive fees (2)	-9.83%	-8.49%	-7.78%	-7.78%	2.99%	4.51%

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 2

Per unit operating performance (1)
Net asset value, December 31, 2012	$130.73	$158.30	$94.55	$120.67
Net operating results:
Interest income	0.68	0.83	0.37	0.47
Expenses	(4.23)	(2.71)	(2.92)	(1.86)
Net gain/(loss) on investments, net of non-controlling interests	5.63	6.77	6.08	7.76

Net income/(loss)	2.08	4.78	3.53	6.37

Net asset value, June 30, 2013	$132.81	$163.08	$98.08	$127.04

Ratios to average net assets (3)
Net investment income/(loss)	-5.26%	-2.29%	-5.15%	-2.18%
Expenses before incentive fees (4)	6.26%	3.29%	5.89%	2.92%
Expenses after incentive fees (4)	6.26%	3.29%	5.89%	2.92%
Total return before incentive fees (2)	1.59%	3.09%	3.73%	5.28%
Total return after incentive fees (2)	1.59%	3.09%	3.73%	5.28%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using average net assets outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(5)	Class 3a operations began June 17, 2013.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of June 30, 2014 and December 31, 2013 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Three Months Ended June 30, 2014

Monthly average contracts:

	Bought	Sold
Equinox Frontier Long/Short Commodity Fund	67	66
Equinox Frontier Balanced Fund	3,740	3,748
Equinox Frontier Diversified Fund	—	—

For the Three Months Ended June 30, 2013

Monthly average contracts:

	Bought	Sold
Equinox Frontier Long/Short Commodity Fund	3,670	3,741
Equinox Frontier Balanced Fund	6,978	7,692

For the Six Months Ended June 30, 2014

Monthly average contracts:

	Bought	Sold
Equinox Frontier Long/Short Commodity Fund	3,593	3,902
Equinox Frontier Balanced Fund	8,390	8,355
Equinox Frontier Diversified Fund	79	113

For the Six Months Ended June 30, 2013

Monthly average contracts:

	Bought	Sold
Equinox Frontier Long/Short Commodity Fund	7,163	7,146
Equinox Frontier Balanced Fund	15,942	16,826
Equinox Frontier Masters Fund	8	29

The following tables summarize the trading revenues for the three and six months ended June 30, 2014 and 2013 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2014

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund

Metals	$21,000	$(318,434)	$—
Currencies	—	(391,938)	—
Energies	96,785	(96,424)	—
Agriculturals	(257,049)	(138,369)	—
Interest rates	3,989	2,409,494	—
Stock indices	(9,090)	2,647,105	—

Realized trading income/(loss)(1)	$(144,365)	$4,111,434	$—

Realized Trading Revenue from Futures, Forwards and Options

for the Three Ended June 30, 2013

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund

Metals	$32,204	$7,011,103	$(141,927)
Currencies	(609,122)	(1,953,068)	—
Energies	1,049,306	(4,808,497)	—
Agriculturals	(351,544)	(2,116,456)	—
Interest rates	1,441,317	2,643,275	—
Stock indices	222,432	4,059,147	—

Realized trading income/(loss)(1)	$1,784,593	$4,835,504	$(141,927)

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2014

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund

Metals	$(60,704)	$(988,064)	$(5,850)
Currencies	(278,672)	(191,348)	(130,109)
Energies	(1,920,468)	(53,467)	(783)
Agriculturals	(252,807)	159,728	(19,987)
Interest rates	(223,175)	5,794,195	471,687
Stock indices	154,966	3,009,552	10,927

Realized trading income/(loss)(1)	$(2,580,860)	$7,730,596	$325,885

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2013

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund

Metals	$(843,216)	$4,284,296	$(630,122)
Currencies	718,813	(2,263,103)	1,300,655
Energies	(2,647,045)	(4,777,890)	(3,465)
Agriculturals	(520,986)	(3,589,227)	8,936
Interest rates	1,679,296	(10,548,944)	(88,186)
Stock indices	1,482,150	14,019,704	146,263

Realized trading income/(loss)(1)	$(130,988)	$(2,875,164)	$734,081

(1)	Amounts recorded in the Statements of Operations under Net realized gain (loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2014

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund

Metals	$52,921	$(4,268)
Currencies	(14,053)	(18,442)
Energies	51,961	219,801
Agriculturals	1,619,030	396,753
Interest rates	24,050	1,252,653
Stock indices	33,223	(1,222,734)

Change in unrealized trading income/(loss)(1)	$1,767,132	$623,763

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2013

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund

Metals	$(96,233)	$1,695,301	$141,927
Currencies	95,841	(2,201,380)	—
Energies	(3,316,552)	(326,412)	—
Agriculturals	(34,697)	891,699	—
Interest rates	(1,436,420)	(1,783,752)	—
Stock indices	(61,201)	845,525	—

Change in unrealized trading income/(loss)(1)	$(4,849,262)	$(879,019)	$141,927

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2014

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund

Metals	$(162,388)	$(253,715)	$73,476
Currencies	(6,439)	(190,539)	(195,840)
Energies	1,631,427	208,535	(135,932)
Agriculturals	(574,982)	564,384	(73,196)
Interest rates	322,580	1,123,141	55,085
Stock indices	(248,852)	(2,987,207)	193,070

Change in unrealized trading income/(loss)(1)	$961,346	$(1,535,401)	$(83,337)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2013

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund
Metals	$256,087	$4,059,514	$608,392
Currencies	(211,871)	(2,768,785)	(1,191,389)
Energies	(1,720,406)	(1,656,463)	2,210
Agriculturals	407,787	506,151	(21,226)
Interest rates	(1,751,060)	(344,748)	79,060
Stock indices	(371,297)	1,404,334	(43,824)

Change in unrealized trading income/(loss)(1)	$(3,390,760)	$1,200,003	$(566,777)

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity (deficit).

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of June 30, 2014 and December 31, 2013.

As of June 30, 2014	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$2,352,580	$(48,783)	$2,303,797
Receivable from Futures Commissions Merchants	13,137,322	(459,247)	12,678,075
Swap Contracts	9,600,000	(108,471)	9,491,529

Equinox Frontier Long/Short Commodity Fund
Swap Contracts	$2,550,000	$(331,916)	$2,218,084

Equinox Frontier Diversified Fund
Swap Contracts	$3,400,000	$(353,603)	$3,046,397

Equinox Frontier Heritage Fund
Swap Contracts	$5,993,000	$(1,020,469)	$4,972,531

Offsetting of Derivative Assets and Liabilities

As of December 31, 2013	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$3,935,252	$—	$3,935,252
Options Purchased	165,915	—	165,915
Options Written	—	(183,856)	(183,856)
Receivable from Futures Commissions Merchants	33,589,290	(10,123,238)	23,466,052

Equinox Frontier Long/Short Commodity Fund
Open Trade Equity/(Deficit)	$227,827	$(418,896)	$(191,069)
Options Purchased	98,740	—	98,740
Options Written	—	(172,650)	(172,650)
Receivable from Futures Commissions Merchants	14,598,699	(6,761,891)	7,836,808
Swap Contract	2,879,910	(423,454)	2,456,456

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

Equinox Frontier Funds

Consolidated Statements of Financial Condition

June 30, 2014 (Unaudited) and December 31, 2013

	6/30/14	12/31/13
ASSETS

Cash and cash equivalents	$17,859,695	$9,302,857
U.S. Treasury securities, at fair value	128,398,439	193,678,360
Receivable from futures commission merchants	61,415,225	61,142,898
Open trade equity, at fair value	11,514,239	15,674,650
Options purchased, at fair value	5,120,437	3,033,870
Swap contracts, at fair value	19,733,344	21,455,529
Prepaid service fees	9,937	20,052
Interest receivable	2,208,491	2,652,967
Receivables from related parties	4,556	6,051
Other assets	7	55

Total Assets	$246,264,370	$306,967,289

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—	$—
Written options, at fair value	1,760,099	1,222,522
Pending owner additions	27,682	34,112
Owner redemptions payable	964,708	1,604,951
Incentive fees payable to Managing Owner	2,554,722	1,411,260
Management fees payable to Managing Owner	489,020	605,219
Interest payable to Managing Owner	193,178	281,562
Trading fees payable to Managing Owner	276,663	361,397
Service fees payable to Managing Owner	309,943	405,034
Payables to related parties	30,745	18,949
Other liabilities	3,500	—

Total Liabilities	6,610,260	5,945,006

CAPITAL
Managing Owner Units	4,495,455	4,246,069
Limited Owner Units	235,158,655	296,776,214

Total Capital	239,654,110	301,022,283

Total Liabilities and Capital	$246,264,370	$306,967,289

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Fund

Consolidated Condensed Schedule of Investments

June 30, 2014 (Unaudited)

		% of Total Capital
Description	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$7,459,041	3.11%
Various base metals futures contracts (U.S.)	156,548	0.07%
Various currency futures contracts (U.S.)	1,645,373	0.69%
Various energy futures contracts (U.S.)	3,058,513	1.28%
Various energy futures contracts (Europe)	13,112	0.01%
Various energy futures contracts (Far East)	654	0.00%
Various interest rates futures contracts (Canada)	187,452	0.08%
Various interest rates futures contracts (Europe)	2,688,120	1.12%
Various interest rates futures contracts (Far East)	537,240	0.22%
Various interest rates futures contracts (Oceanic)	660,305	0.28%
Various interest rates futures contracts (U.S.)	781,113	0.33%
Various precious metal futures contracts (U.S.)	77,565	0.03%
Various soft futures contracts (Europe)	68,880	0.03%
Various soft futures contracts (U.S.)	(526,541)	-0.22%
Various stock index futures contracts (Africa)	675	0.00%
Various stock index futures contracts (Canada)	20,131	0.01%
Various stock index futures contracts (Europe)	(853,120)	-0.36%
Various stock index futures contracts (Far East)	658,010	0.27%
Various stock index futures contracts (Mexico)	959	0.00%
Various stock index futures contracts (Oceanic)	(12,192)	-0.01%
Various stock index futures contracts (U.S.)	1,553,813	0.65%

Total Long Futures Contracts	$18,175,651	7.59%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(6,795,374)	-2.84%
Various base metals futures contracts (U.S.)	(256,189)	-0.11%
Various currency futures contracts (Far East)	7,799	0.00%
Various currency futures contracts (U.S.)	(804,917)	-0.34%
Various energy futures contracts (Europe)	(28,063)	-0.01%
Various energy futures contracts (U.S.)	87,378	0.04%
Various interest rates futures contracts (Canada)	(36,278)	-0.02%
Various interest rates futures contracts (Europe)	(48,921)	-0.02%
Various interest rates futures contracts (Far East)	(36,199)	-0.02%
Various interest rates futures contracts (Oceanic)	(8,033)	0.00%
Various interest rates futures contracts (U.S.)	(286,989)	-0.12%
Various precious metal futures contracts (U.S.)	(483,699)	-0.20%
Various soft futures contracts (Canada)	304	0.00%
Various soft futures contracts (Europe)	2,506	0.00%
Various soft futures contracts (U.S.)	1,229,587	0.51%
Various stock index futures contracts (Canada)	(33,088)	-0.01%
Various stock index futures contracts (Europe)	46,502	0.02%
Various stock index futures contracts (Far East)	(13,368)	-0.01%
Various stock index futures contracts (Oceanic)	4,080	0.00%
Various stock index futures contracts (U.S.)	79,461	0.03%

Total Short Futures Contracts	$(7,373,501)	-3.10%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$712,089	0.30%

Total Currency Forwards	$712,089	0.30%

Total Open Trade Equity (Deficit)	$11,514,239	4.79%

OPTIONS PURCHASED *
Various base metals futures contracts (Europe)	$1,844,861	0.77%
Various currency futures contracts (U.S.)	44,400	0.02%
Various energy futures contracts (U.S.)	2,006,423	0.84%
Various precious metal futures contracts (U.S.)	781,140	0.33%
Various soft futures contracts (U.S.)	209,063	0.09%
Various stock index futures contracts (U.S.)	234,550	0.10%

Total Options Purchased	$5,120,437	2.15%

OPTIONS WRITTEN *
Various base metals futures contracts (Europe)	$(510,762)	-0.21%
Various currency futures contracts (U.S.)	(14,400)	-0.01%
Various energy futures contracts (U.S.)	(1,116,915)	-0.47%
Various soft futures contracts (U.S.)	(15,469)	-0.01%
Various stock index futures contracts (U.S.)	(102,553)	-0.04%

Total Options Written	$(1,760,099)	-0.74%

SWAPS (1)
Frontier XXXIV Balanced select swap (U.S.)	$9,496,332	3.96%
Frontier Brevan Howard swap (U.S.)	4,972,531	2.07%
Frontier XXXV Diversified select swap (U.S.)	3,046,397	1.27%
Frontier XXXVII L/S select swap (U.S.)	2,218,084	0.93%

Total Swaps	$19,733,344	8.23%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value	Fair Value

$ 75,000,000 US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	$100,101,564	41.77%
$ 20,000,000 US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	28,296,875	11.81%

Total U.S. Treasury Securities	$128,398,439	53.58%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

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

Equinox Frontier Funds

Consolidated Statements of Operations

For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
Investment income:
Interest - net	$261,329	$1,264,444

Total Income	261,329	1,264,444

Expenses:
Incentive Fees	2,554,722	433,445
Management Fees	1,498,648	2,224,373
Service Fees - Class 1	1,065,882	1,979,570
Trading Fees	798,997	1,585,219

Total Expenses	5,918,249	6,222,607

Investment income/(loss) - net	(5,656,920)	(4,958,163)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	5,361,595	(16,977,918)
Net change in open trade equity/(deficit)	5,985,923	(3,856,110)
Net realized gain/(loss) on swap contracts	—	(1,908,743)
Net unrealized gain/(loss) on swap contracts	1,976,879	231,605
Net realized gain/(loss) on U.S. Treasury securities	(86,598)	—
Net unrealized gain/(loss) on U.S. Treasury securities	2,699,089	—
Trading commissions	(850,912)	(1,642,520)

Net gain/(loss) on investments	15,085,976	(24,153,686)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$9,429,056	$(29,111,849)

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statements of Operations

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
Investment income:
Interest - net	$599,552	$2,562,817

Total Income	599,552	2,562,817

Expenses:
Incentive Fees	3,552,049	889,025
Management Fees	3,128,333	4,727,150
Service Fees - Class 1	2,268,039	4,067,740
Trading Fees	1,704,117	3,251,764

Total Expenses	10,652,538	12,935,679

Investment income/(loss) - net	(10,052,986)	(10,372,862)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	5,513,099	(12,672,241)
Net change in open trade equity/(deficit)	(5,042,030)	(1,136,263)
Net realized gain/(loss) on swap contracts	—	(1,908,743)
Net unrealized gain/(loss) on swap contracts	(1,722,185)	(163,140)
Net realized gain/(loss) on U.S. Treasury securities	(641,266)	1,078,008
Net unrealized gain/(loss) on U.S. Treasury securities	9,484,294	(1,154,477)
Trading commissions	(1,904,552)	(2,897,887)

Net gain/(loss) on investments	5,687,360	(18,854,743)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(4,365,626)	$(29,227,605)

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statement of Changes in Owners’ Capital

For the Six Months Ended June 30, 2014

(Unaudited)

	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2013	$4,801,516	$296,220,767	$301,022,283
Sale of Units	23,159	6,203,922	6,227,081
Redemption of Units	(273,159)	(62,956,469)	(63,229,628)
Net increase/(decrease) in Owners’
Capital resulting from operations	(56,061)	(4,309,565)	(4,365,626)

Owners’ Capital, June 30, 2014	$4,495,455	$235,158,655	$239,654,110

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2014 and 2013 (Unaudited)

	2014	2013
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(4,365,626)	$(29,227,605)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	4,160,411	3,664,546
Net change in options purchased	(2,086,567)	—
Net change in options written	537,577	(1,822,831)
Net change in allocation of total return swaps	—	—
Net unrealized (gain)/loss on swap contracts	1,722,185	163,140
Net realized (gain)/loss on swap contracts	—	1,908,743
Net unrealized (gain)/loss on U.S. Treasury securities	(9,484,294)	1,154,477
Net realized (gain)/loss on U.S. Treasuries securities	641,266	(1,078,008)
(Purchases) sales of:
Sales of swap contracts	—	4,341,257
(Purchases) of swap contracts	—	(6,000,000)
Sales of U.S. Treasury securities	74,122,949	17,924,853
Sales of custom time deposits	—	41,938,934
Interest rollover of custom time deposits	—	—
Increase and/or decrease in:
Receivable from futures commission merchants	(272,327)	42,013,025
Distributions from trading companies	—	—
Prepaid service fees	10,115	66,537
Interest receivable	444,476	251,021
Receivable from related parties	1,495	(161,795)
Other assets	48	34,993
Incentive fees payable to Managing Owner	1,143,462	(732,119)
Management fees payable to Managing Owner	(116,199)	(304,699)
Interest payable to Managing Owner	(88,384)	(105,679)
Trading fees payable to Managing Owner	(84,734)	(114,447)
Service fees payable to Managing Owner	(95,091)	(149,832)
Payables to related parties	11,796	(5,788)
Other liabilities	3,500	(40,073)

Net cash provided by (used in) operating activities	66,206,058	73,718,650

Cash Flows from Financing Activities:
Proceeds from sale of capital	6,227,081	5,942,891
Payment for redemption of capital	(63,229,628)	(92,006,038)
Pending owner additions	(6,430)	(119,608)
Redemptions payable	(640,243)	563,839

Net cash provided by (used in) financing activities	(57,649,220)	(85,618,916)

Net increase (decrease) in cash and cash equivalents	8,556,838	(11,900,266)
Cash and cash equivalents, beginning of period	9,302,857	17,094,782

Cash and cash equivalents, end of period	$17,859,695	$5,194,516

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

As of June 30, 2014, the Trust, with respect to the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Equinox Frontier Balanced Fund and the Equinox Frontier Long/Short Commodity Fund separates Units into six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of U.S. Treasury Securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

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

Basis of Presentation—The Trust follows Generally Accepted Accounting Principles (“GAAP”), as established by the Financial Accounting Standards Board (the “FASB”), to ensure consistent reporting of financial condition, schedules of investments, results of operations, changes in capital and cash flows. The Trust meets the investment company definition under ASU 2013-08—Financial Services—Investment Companies (Topic 946) and follows reporting disclosure requirements under that update.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$10,802,150	$712,089	$—	$11,514,239
Swap Contracts	—	—	19,733,344	19,733,344
U.S. Treasury Securities	128,398,439	—	—	128,398,439
Purchased Options	—	5,120,437	—	5,120,437
Written Options	—	(1,760,099)	—	(1,760,099)

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$14,426,691	$1,247,959	$—	$15,674,650
Swap Contracts	—	—	21,455,529	21,455,529
U.S. Treasury Securities	196,330,745	—	—	196,330,745
Purchased options	—	3,033,870	—	3,033,870
Written Options	—	(1,222,522)	—	(1,222,522)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations.

For The Six Months Ended June 30, 2014
Balance of recurring Level 3 assets as of January 1, 2014	$21,455,529
Total gains or losses (realized/unrealized):
Included in earnings-realized
Included in earnings-unrealized	(1,722,185)
Purchases of investments
Sales of investments
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of June 30, 2014	$19,733,344

For the Year Ended December 31, 2013
Balance of recurring Level 3 assets as of January 1, 2013	$22,289,479
Total gains or losses (realized/unrealized):
Included in earnings-realized	(3,555,134)
Included in earnings-unrealized	1,539,551
Purchases of investments	21,880,000
Sales of investments	(20,698,367)
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2013	$21,455,529

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six months ended June 30, 2014 and year ended December 31, 2013, the Trust did not transfer any assets between Level 1, 2 and 3.

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of June 30, 2014 and December 31, 2013, 8.0% and 7.0%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps and is recorded as cash and cash equivalents on the Statements of Financial Condition of the Trust.

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

The Trust had invested in the following swaps as of and for the three months ended June 30, 2014:

	Brevan Howard Total Return Swap	XXXIV Balanced select swap Total Return Swap	XXXV Diversified select swap Total Return Swap	XXXVII L/S select swap Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$18,663,283	$67,610,098	$35,500,000	$16,590,513
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Investee Returns	On Default	On Default	On Default	On Default
Realized Gain/(Loss)	$0	$0	$0	$0

Unrealized Gain/(Loss)	($462,017)	($630,471)	($391,235)	($238,462)

Fair Value as of 03/31/2014	$4,972,531	$9,491,529	$3,046,397	$2,218,084

The Trust had invested in the following swaps as of and for the year ended December 31, 2013:

	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Societe Generale	DeutscheBank	DeutscheBank AG
Notional Amount	$—	$—	$80,591,769
Termination Date	11/21/2014	6/30/2016	8/2/2018
Investee Returns	Total Returns	On Default	On Default
Realized Gain/(Loss)	$(1,645,980)	$(1,908,743)	$—

Unrealized Gain/(Loss)	$215,224	$1,746,254	$522,003

Fair Value as of 12/31/13	$—	$—	$10,122,003

	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$34,400,000	$25,500,000	$18,663,283
Termination Date	8/7/2018	8/2/2018	3/26/2018
Investee Returns	On Default	On Default	On Default
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$(423,454)	$37,632	$591,793

Fair Value as of 12/31/13	$2,456,545	$3,437,632	$5,435,184

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

As of June 30, 2014, the Trust has a payable to the Managing Owner in the amounts of $2,554,722, $489,020, $193,178, $276,663 and $309,943 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2013, the Trust has a payable to the Managing Owner in the amounts of $1,411,260, $605,219, $281,562, $361,397 and $405,034 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the three months ended June 30, 2014, the Trust paid the Managing Owner $2,554,722, $1,498,648, $1,065,882 and $798,997 for incentive fees, management fees, service fees, and trading fees, respectively.

For the three months ended June 30, 2013, the Trust paid the Managing Owner $433,445, $2,224,373, $1,979,570 and $1,585,219 for incentive fees, management fees, service fees, and trading fees, respectively.

For the six months ended June 30, 2014, the Trust paid the Managing Owner $3,552,049, $3,128,333, $2,268,039, and $1,704,117 for incentive fees, management fees, service fees, and trading fees, respectively.

For the six months ended June 30, 2013, the Trust paid the Managing Owner $889,025, $4,727,150, $4,067,740 and $3,251,764 for incentive fees, management fees, service fees, and trading fees, respectively.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the six months ended June 30, 2014 and 2013 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were ($7,682) and ($1,682), respectively.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund, and Equinox Frontier Balanced Fund (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. During the three and six months ended June 30, 2014, the Trust paid $579,315 and $1,277,706, respectively, of such interest income to the Managing Owner. During the three and six months ended June 30, 2013, the Trust paid $1,507,793 and $5,128,216, respectively, of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

The Managing Owner, under an amended contract, paid to The Bornhoft Group Corporation, an affiliate of the Trust, an annual payment of $1,100,000 for the first year of the contract and $600,000 for the second year of the contract, for investment and advisor services and 0.1% annually of the trading level with the Equinox Frontier Balanced Fund in lieu of a monthly service fee. The Managing Owner paid $221,095 and $251,890, respectively under this agreement for the three months ended June 30, 2014 and 2013.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $230,000 and $250,000, for the three months ended June 30, 2014 and 2013, respectively.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $208,417 and $548,092, respectively, for the three months ended June 30, 2014 and 2013.

Equinox Group Distributors LLC, an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

6. Financial Highlights

The following information presents the financial highlights of the Trust for the three and six months ended June 30, 2014 and 2013. This data has been derived from the information presented in the consolidated financial statements.

	2014	2013
Three Months Ended
Ratios to average net assets (1)
Net investment gain/(loss) (1)	-6.06%	-4.19%
Expenses before incentive fees (3)	5.45%	5.23%
Expenses after incentive fees (3)	6.49%	5.33%

Total return before incentive fees (2)	4.84%	-6.46%
Total return after incentive fees (2)	3.81%	-6.56%

	2014	2013
Six Months Ended
Ratios to average net assets (1)
Net investment gain/(loss) (1)	-6.28%	-4.27%
Expenses before incentive fees (3)	5.40%	5.18%
Expenses after incentive fees (3)	6.74%	5.37%

Total return before incentive fees (2)	-0.31%	-6.04%
Total return after incentive fees (2)	-1.65%	-6.23%

(1)	Annualized with the exception of incentive fees.
(2)	Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

7. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of June 30, 2014 and December 31, 2013 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the three months June 30, 2014 and 2013, the monthly average of futures contracts bought was approximately 9,319 and 101,645, respectively and sold was approximately 9,124 and 111,301, respectively. For the six months ended June 30, 2014 and 2013, the monthly average of futures contracts bought was approximately 19,922 and 55,975, respectively and sold was approximately 19,868 and 62,543, respectively.

The following tables summarize the trading revenues for the three and six months ended June 30, 2014 and 2013 by contract type:

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2014

Type of contract
Metals	$1,029,170
Currencies	450,876
Energies	300,637
Agriculturals	749,674
Interest rates	4,544,705
Stock indices	(1,089,139)

Change in unrealized trading income/(loss)(1)	$5,985,923

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2014

Type of contract
Metals	$(947,051)
Currencies	(3,956,074)
Energies	1,967,434
Agriculturals	(471,767)
Interest rates	4,765,842
Stock indices	(6,400,414)

Change in unrealized trading income/(loss)(1)	$(5,042,030)

(1)	Amounts recorded in the Consolidate Statement of Operations under net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2014

Type of contract
Metals	$(2,663,349)
Currencies	(786,959)
Energies	(234,908)
Agriculturals	(1,684,548)
Interest rates	4,682,671
Stock indices	6,048,688

Realized trading income/(loss)(1)	$5,361,595

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2014

Type of contract
Metals	$(3,401,979)
Currencies	(441,730)
Energies	(1,894,183)
Agriculturals	(1,738,025)
Interest rates	7,301,379
Stock indices	5,687,637

Realized trading income/(loss)(1)	$5,513,099

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of June 30, 2014 and December 31, 2013:

Offsetting of Derivative Assets and Liabilities

As of June 30, 2014

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Open Trade Equity/(Deficit)	$11,639,357	$(125,118)	$11,514,239
Options Purchased	5,120,437	—	5,120,437
Options Written	—	(1,760,099)	(1,760,099)
Receivable from Futures Commissions Merchants	156,176,948	(94,761,723)	61,415,225
Swap Contracts	21,543,000	(1,809,656)	19,733,344

Offsetting of Derivative Assets and Liabilities

As of December 31, 2013

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Open Trade Equity/(Deficit)	$16,274,437	$(599,787)	$15,674,650
Options Purchased	3,033,870	—	3,033,870
Options Written	—	(1,222,522)	(1,222,522)
Receivable from Futures Commissions Merchants	158,747,936	(97,605,038)	61,142,898
Swap Contracts	21,879,883	(424,354)	21,455,529

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

The trading system of each of the major commodity trading advisors used by the Trading Companies is as follows:

Major Commodity Trading Advisor	Trading System Style
Abraham Trading Company	Systematic
BH-DG Systematic Trading LLP	Systematic
Campbell & Company, Inc.	Systematic
Cantab Capital Partners LLP	Systematic
Chesapeake Capital Corporation	Systematic
Commodity Strategies AG	Systematic
Crabel Capital Management, LLC	Systematic
Doherty Trading Advisors	Systematic
Emil Van Essen, LLC	Discretionary
Fort, L.P.	Systematic
H2O Asset Management	Systematic
J E Moody & Company	Systematic
Krom River Trading AG	Discretionary
Mesirow Financial Commodities Management, LLC	Discretionary
Quantica Capital AG	Systematic
Quantitative Investment Management, LLC	Systematic
QuantMetrics Capital Management LLP	Systematic
Quest Partners LLC	Systematic
Red Oak Commodity Advisors, Inc.	Discretionary
Rosetta Capital Management, LLC	Discretionary
Skyline Management, Inc.	Discretionary
Tiverton Trading	Discretionary
Transtrend B.V.	Systematic
Winton Capital Management Ltd.	Systematic

As of June 30, 2014, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

Allocation as of June 30, 2014 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Masters Fund	Equinox Frontier Balanced Fund	Equinox Frontier Select Fund	Equinox Frontier Winton Fund	Equinox Frontier Heritage Fund
Abraham Trading Company	—	21%	—	—	—	—	—
BH-DG Systematic Trading LLP	8%	—	—	—	26%	—	43%
Campbell &Company Inc.	—	—	—	8%	—	—	—
Cantab Capital Partners LLP	6%	—	19%	9%	—	—	—
Chesapeake Capital Corporation	8%	—	19%	—	—	—	—
Commodity Strategies AG	—	—	—	—	—	—	—
Crabel Capital Management, LLC	7%	—	—	4%	—	—	—
Doherty Trading Advisors	3%	—	—	4%	—	—	—
Emil Van Essen, LLC	5%	11%	—	4%	—	—	—
Fort, L.P.	9%	—	—	11%	—	—	—
H2O Asset Management	—	—	—	8%	—	—	—
J E Moody & Company	—	16%	—	—	—	—	—
Krom River Trading AG	—	—	—	—	—	—	—
Mesirow Financial Commodities Management, LLC	6%	—	—	—	—	—	—
Quantica Capital AG	—	—	—	6%	—	—	—
Quantitative Investment Management, LLC	9%	—	—	8%	—	—	—
QuantMetrics Capital Management LLP	12%	—	—	9%	—	—	—
Quest Partners LLC	9%	—	—	—	—	—	—
Red Oak Commodity Advisors, Inc.	—	16%	—	—	—	—	—
Rosetta Capital Management, LLC	—	15%	—	—	—	—	—
Skyline Management, Inc.	—	16%	—	8%	—	—	—
Tarpon Trading LLC	—	—	—	—	—	—	—
Tiverton Trading	5%	—	18%	8%	39%	—	—
Transtrend B.V.	—	—	18%	—	35%	—	—
Winton Capital Management Ltd.	10%	—	28%	9%	—	100%	57%

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At June 30, 2014, cash deposited at the clearing brokers was $61,415,225 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Balanced Fund (Class 1a and Class 2a only), and the Equinox Frontier Long/Short Commodity Fund, 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of June 30, 2014, total cash and cash equivalents held at banking institutions were $3,956,208 for the Equinox Frontier Diversified Fund, $1,240,004 the Equinox Frontier Long/Short Commodity Fund, $1,855,563 for the Equinox Frontier Masters Fund, $6,153,791 for the Equinox Frontier Balanced Fund, $870,255 for the Equinox Frontier Select Fund, $3,001,583 for the Equinox Frontier Winton Fund, and $779,177 for the Equinox Frontier Heritage Fund.

As a commodity pool, the Registrant has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Registrant has not been forced to liquidate positions to fund redemptions. During the fiscal six months ended June 30, 2014, the Registrant was able to pay all redemptions.

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

Results of Operations

Series Returns and Other Information

The returns for each Series and Class of Units for the three and six months ended June 30, 2014 and June 30, 2013, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013.

Equinox Frontier Diversified Fund

The Equinox Frontier Diversified Fund— Class 1 NAV gained 4.83% and lost 8.25%, respectively, for the three months ended June 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 2 NAV gained 5.29% and lost 7.84%, respectively for the three months ended June 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 3 NAV gained 5.37% for the three months ended June 30, 2014. The inception date of the Equinox Frontier Diversified Fund Class 3 was February 24, 2014.

For the three months ended June 30, 2014, the Equinox Frontier Diversified Fund recorded net gain on investments of $4,070,105, net investment income of $135,499, and total expenses of $1,658,328 resulting in a net increase in Owners’ capital from operations of $2,547,276. For the three months ended June 30, 2013, the Equinox Frontier Diversified Fund recorded net loss on investments of $7,089,299, net investment income of $462,159, and total expenses of $1,293,002 resulting in a net decrease in Owners’ capital from operations of $7,920,142.

Please see additional discussion under “Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013 – Equinox Frontier Diversified Fund.”

Equinox Frontier Masters Fund

The Equinox Frontier Masters Fund—Class 1 NAV gained 6.49% and lost 6.76% for the three months ended June 30, 2014 and 2013 net of fees and expenses; the Equinox Frontier Masters Fund —Class 2 NAV gained 6.96% and lost 6.34% for the three months ended June 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Masters Fund—Class 3 NAV gained 7.03% for the three months ended June 30, 2014. The inception date of the Equinox Frontier Masters Fund was December 17, 2013.

For the three months ended June 30, 2014, the Equinox Frontier Masters Fund recorded net gain on investments of $2,119,822, net investment income of $71,429, and total expenses of $621,832, resulting in a net increase in Owners’ capital from operations of $1,569,419. For the three months ended June 30, 2013, the Equinox Frontier Masters Fund recorded net loss on investments of $2,575,152, net investment income of $224,184, and total expenses of $795,435, resulting in a net decrease in Owners’ capital from operations of $3,146,403.

Please see additional discussion under “Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013 – Equinox Frontier Masters Fund.”

Equinox Frontier Long/Short Commodity Fund

The Equinox Frontier Long/Short Commodity Fund—Class 2 NAV gained 0.62% and lost 7.34%, respectively, for the three months ended June 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 3 NAV gained 0.62% and lost 7.34% respectively, for the three months ended June 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 1a NAV gained 0.41% and lost 7.47%, respectively, for the three months ended June 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 2a NAV gained 0.85% and lost 7.07%, respectively, for the three months ended June 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund Class 3a NAV gained 0.91% and lost 2.24%, respectively, for the three months ended June 30, 2014 and 2013, net of fees and expenses.

For the three months ended June 30, 2014, the Equinox Frontier Long/Short Commodity Fund recorded net gain on investments of $1,521,079, net investment income of $47,605, and total expenses of $317,381, resulting in a net increase in Owners’ capital from operations of $111,679, after non-controlling interests of $1,139,624. For the three months ended June 30, 2013, the Equinox Frontier Long/Short Commodity Fund recorded net loss on investments of $3,603,745, net investment income of $288,183, and total expenses of $869,367, resulting in a net decrease in Owners’ capital from operations of $3,329,202, after non-controlling interests of $855,727.

Please see additional discussion under “Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013 – Equinox Frontier Long/Short Commodity Fund.”

Equinox Frontier Balanced Fund

The Equinox Frontier Balanced Fund—Class 1 NAV gained 1.83% and lost 8.15%, respectively, for the three months ended June 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 2 NAV gained 2.61% and lost 7.46%, respectively, for the three months ended June 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 2a NAV gained 2.87% and lost 7.10%, respectively, for the three months ended June 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 3a NAV gained 2.87% and lost 6.79%, respectively, for the three months ended June 30, 2014 and 2013, net of fees and expenses.

For the three months ended June 30, 2014, the Equinox Frontier Balanced Fund recorded net gain on investments of $6,379,507, net investment income of $6,543, and total expenses of $1,826,219, resulting in a net increase in Owners’ capital from operations of $1,705,510, after non-controlling interests of $2,854,321. For the three months ended June 30, 2013, the Equinox Frontier Balanced Fund recorded net loss on investments of $8,942,702, net investment income of $75,270, and total expenses of $2,071,491, resulting in a net decrease in Owners’ capital from operations of $13,129,934 after non-controlling interests of $2,191,011.

Please see additional discussion under “Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013 – Equinox Frontier Balanced Fund.”

Equinox Frontier Select Fund

The Equinox Frontier Select Fund—Class 1 NAV gained 4.29% and lost 1.04%, respectively, for the three months ended June 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Select Fund —Class 2 NAV gained 5.08% and lost 0.30%, respectively for the three months ended June 30, 2014 and 2013, net of fees and expenses.

For the three months ended June 30, 2014, the Equinox Frontier Select Fund recorded net gain on investments of $902,903, net investment income of $0, and total expenses of $291,912, resulting in a net increase in Owners’ capital from operations of $610,991. For the three months ended June 30, 2013, the Equinox Frontier Select Fund recorded net gain on investments of $31,845, net investment income of $87,463, and total expenses of $334,428, resulting in a net decrease in Owners’ capital from operations of $215,120.

Please see additional discussion under “Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013 – Equinox Frontier Select Fund.”

Equinox Frontier Winton Fund

The Equinox Frontier Winton Fund—Class 1 NAV gained 5.94% and lost 2.72%, respectively, for the three months ended June 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Winton Fund —Class 2 NAV gained 6.74% and lost 2.00%, respectively, for the three months ended June 30, 2014 and 2013, net of fees and expenses.

For the three months ended June 30, 2014, the Equinox Frontier Winton Fund recorded net gain on investments of $2,996,455, net investment income of $0, and total expenses of $945,307, resulting in a net increase in Owners’ capital from operations of $2,051,148. For the three months ended June 30, 2013, the Equinox Frontier Winton Fund recorded net loss on investments of $529,952, net investment income of $94,585, and total expenses of $571,933, resulting in a net decrease in Owners’ capital from operations of $1,007,300.

Please see additional discussion under “Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013 – Equinox Frontier Winton Fund.”

Equinox Frontier Heritage Fund

The Equinox Frontier Heritage Fund—Class 1 NAV gained 7.51% and lost 3.49%, respectively, for the three months ended June 30, 2014 and 2013 net of fees and expenses; the Equinox Frontier Heritage Fund —Class 2 NAV gained 8.32% and lost 2.76%, respectively for the three months ended June 30, 2014 and 2013, net of fees and expenses.

For the three months ended June 30, 2014, the Equinox Frontier Heritage Fund recorded net gain on investments of $1,418,344, net investment income of $0, and total expenses of $256,119, resulting in a net increase in Owners’ capital from operations of $832,265, after non-controlling interests of $329,960. For the three months ended June 30, 2013, the Equinox Frontier Heritage Fund recorded net loss on investments of $414,134, net investment income of $35,758, and total expenses of $227,596, resulting in a net decrease in Owners’ capital from operations of $605,972.

Please see additional discussion under “Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013 – Equinox Frontier Heritage Fund.”

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013.

Equinox Frontier Diversified Fund

2014

The Equinox Frontier Diversified Fund—Class 1 NAV lost 0.38% for the six months ended June 30, 2014, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 2 NAV gained 0.49% for the six months ended June 30, 2014, net of fees and expenses. The Equinox Frontier Diversified Fund—Class 3 NAV gained 3.75% for the six months ended June 30, 2014. The inception date of the Equinox Frontier Diversified Fund Class 3 was February 24, 2014.

For the six months ended June 30, 2014, the Equinox Frontier Diversified Fund recorded net gain on investments of $2,485,576, net investment income of $300,377, and total expenses of $2,857,944 resulting in a net decrease in Owners’ capital from operations of $397,362, after non-controlling interests of $325,371. The NAV per Unit, Class 1, decreased from $87.10 at December 31, 2013 to $86.77 as of June 30, 2014. The NAV per Unit, Class 2, increased from $94.35 at December 31, 2013 to $94.81 as of June 30, 2014. The NAV per Unit, Class 3 was $87.37 as of June 30, 2014. Class 3 operations began February 25, 2014. Total Class 1 subscriptions and redemptions for the period were $558,427 and $8,011,875, respectively. Total Class 2 subscriptions and redemptions for the period were $349,817 and $5,909,484, respectively. Total Class 3 subscriptions and redemptions for the period were $1,809,523 and $52,288, respectively. Ending capital at June 30, 2014 was $20,901,816 for Class 1, $29,073,838 for Class 2 and $1,830,141. Ending capital at December 31, 2013 was $28,744,047 for Class 1 and $34,714,991 for Class 2.

The Equinox Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Equinox Frontier Diversified Fund was profitable in 2Q 2014. Interest Rates and Stock Indices were profitable while Currencies, Metals, Agriculturals and Energies finished negative for the quarter.

The Interest Rate and Stock Indices sectors are positive YTD Currencies, Metals, Agriculturals and Energies are negative YTD.

In terms of major CTA performance Crabel, Doherty, Fort (GC), H20 and Quantmetrics finished positive for the quarter. Brevan Howard, Cantab, Chesapeake, Tiverton, Winton, Emil Van Essen, QIM and Quest Partners finished negative for the quarter. In terms of YTD performance Crabel, Doherty, Fort (GC) and Quantmetrics are positive YTD while Brevan Howard, Cantab,Chesapeake, H20, Tiverton, Winton, Emil Van Essen, QIM and Quest Partners are negative YTD.

2013

The Equinox Frontier Diversified Fund – Class 1 NAV lost 9.38% for the six months ended June 30, 2013, net of fees and expenses; the Frontier Diversified Series – Class 2 NAV lost 8.59% for the six months ended June 30, 2013, net of fees and expenses.

For the six months ended June 30, 2013 the Equinox Frontier Diversified Fund recorded a net loss on investments of $7,202,316, net investment income of $938,684, and total expenses of $2,829,851, resulting in a net decrease in Owners’ capital from operations of $9,093,483. The NAV per Unit, Class 1, decreased from $94.40 at December 31, 2012, to $85.55 as of June 30, 2013. The NAV per Unit, Class 2, decreased from $100.48 at December 31, 2012, to $91.85 as of June 30, 2013. Total Class 1 subscriptions and redemptions for the period were $1,276,358 and $10,253,451, respectively. Total Class 2 subscriptions and redemptions for the period were $1,277,401 and $8,618,264, respectively. Ending capital at June 30, 2013, was $45,238,450 for Class 1 and $44,531,683 for Class 2. Ending capital at December 31, 2012, was $58,999,936 for Class 1 and $56,181,636 for Class 2.

The Equinox Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Equinox Frontier Diversified Fund were profitable in Q2 2013. Stock Indices and Metals were profitable while Interest Rates, Currencies, Agriculturals and Energies finished negative for the quarter.

The Stock Indices and Metals sectors are positive YTD while Interest Rates, Currencies, Agriculturals and Energies are negative YTD.

In terms of major CTA performance, One of the eight major CTAs in the Equinox Frontier Diversified Fund was profitable in Q2 2013 . Tiverton was profitable while Cantab, QIM, Beach Horizon, Mesirow, Quantmetrics, Brevan Howard and Winton finished negative in the quarter. In terms of YTD performance Mesirow, Tiverton and Winton are positive YTD while Cantab, QIM, Quantmetrics, Beach Horizon and Brevan Howard are negative YTD.

Graham was replaced by Brevan Howard as a major advisor in the Diversified Series. Mesirow was added as a major advisor to the Diversified Series.

Equinox Frontier Masters Fund

2014

The Equinox Frontier Masters Fund—Class 1 NAV gained 1.24% for the six months ended June 30, 2014, net of fees and expenses; the Equinox Frontier Masters Fund —Class 2 NAV gained 2.12% for the six months ended June 30, 2014, net of fees and expenses; the Equinox Frontier Masters Fund—Class 3 NAV gained 2.24% for the six months ended June 30, 2014. The inception date of the Equinox Frontier Masters Fund Class 3 was December 17, 2013.

For the six months ended June 30, 2014, the Equinox Frontier Masters Fund recorded net gain on investments of $980,182, net investment income of $166,701, and total expenses of $1,192,822, resulting in a net decrease in Owners’ capital from operations of $45,939. For the six months ended June 30, 2013 the Equinox Frontier Masters Fund recorded a net loss on investments of $1,692,118, net investment income of $455,372, and total expenses of $1,588,128, resulting in a net decrease in Owners’ capital from operations of $2,824,874. The NAV per Unit, Class 1, increased from $91.83 at December 31, 2013 to $92.97 as of June 30, 2014. The NAV per Unit, Class 2, increased from $99.46 at December 31, 2013 to $101.57 as of June 30, 2014. The NAV per Unit, Class 3, increased from $91.91 at December 31, 2013 to $93.97 as of June 30, 2014. Total Class 1 subscriptions and redemptions for the period were $140,294 and $10,016,182, respectively. Total Class 2 subscriptions and redemptions for the period were $35,000 and $1,825,965, respectively. Total Class 3 subscriptions and redemptions for the period were $2,764,331 and $445,554, respectively. Ending capital at June 30, 2014 was $12,926,946 for Class 1, $8,724,607 for Class 2 and $2,725,219 for Class 3. Ending capital at December 31, 2013 was $23,115,495 for Class 1, $10,406,162 for Class 2 and $249,127 for Class 3.

The Frontier Masters Series may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in Equinox Frontier Masters Fund were profitable in 2Q 2014. Stock Indices and Interest Rates were positive while Metals, Currencies, Energies and Agriculturals were negative for the quarter.

Stock Indices and Interest Rates were positive for the year while Metals, Currencies, Energies and Agriculturals were negative for the year.

In terms of major CTA performance, none of the major CTAs in the Equinox Frontier Masters Fund were profitable for the quarter . Transtrend and Winton are positive YTD, while Cantab, Chesapeake, and Tiverton are negative YTD.

2013

The Equinox Frontier Masters Fund – Class 1 NAV lost 6.30% for the six months ended June 30, 2013, net of fees and expenses; the Frontier Masters Series – Class 2 NAV gained 5.48% for the six months ended June 30, 2013, net of fees and expenses.

For the six months ended June 30, 2013 the Equinox Frontier Masters Fund recorded a net loss on investments of $1,692,118, net investment income of $455,372, and total expenses of $1,588,128, resulting in a net decrease in Owners’ capital from operations of $2,824,874. The NAV per Unit, Class 1, decreased from $101.11 at December 31, 2012, to $94.74 as of June 30, 2013. The NAV per Unit, Class 2, increased from $107.61 at December 31, 2012, to $101.71 as of June 30, 2013. Total Class 1 subscriptions and redemptions for the period were $1,650,028 and $3,488,791, respectively. Total Class 2 subscriptions and redemptions for the period were $482,028 and $2,912,736, respectively. Ending capital at June 30, 2013, was $30,720,823 for Class 1 and $13,671,045 for Class 2. Ending capital at December 31, 2012, was $34,603,499 for Class 1 and $16,882,659 for Class 2.

The Equinox Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Equinox Frontier Masters Fund were profitable in Q2 2013. Metals and Stock Indices were positive while Currencies, Interest Rates, Energies and Agriculturals were negative for the quarter.

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

Equinox Frontier Long/Short Commodity Fund

2014

The Equinox Frontier Long/Short Commodity Fund—Class 2 NAV lost 10.45% for the six months ended June 30, 2014, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 3 NAV lost 10.45% for the six months ended June 30, 2014, 2014, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 1a NAV lost 10.75%, for the six months ended June 30, 2014, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 2a NAV lost 9.99%, for the six months ended June 30, 2014, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund Class 3a NAV lost 9.86% for the six months ended June 30, 2014, net of fees and expenses.

For the six months ended June 30, 2014, the Equinox Frontier Long/Short Commodity Fund recorded net loss on investments of $2,565,800, net investment income of $116,852, and total expenses of $724,549, resulting in a net decrease in Owners’ capital from operations of $2,406,675, after non-controlling interests of ($766,822). For the six months ended June 30, 2013, the Equinox Frontier Long/Short Commodity Fund recorded net loss on investments of $4,975,201, net investment income of $585,282, and total expenses of $1,815,455, resulting in a net decrease in Owners’ capital from operations of $3,523,930, after non-controlling interests of ($2,681,444). The NAV per Unit, Class 2, decreased from $125.26 at December 31, 2013 to $112.17 as of June 30, 2014. The NAV per Unit, Class 3, decreased from $125.30 at December 31, 2013 to $112.20 as of June 30, 2014. The NAV per Unit, Class 1a, decreased from $92.73 at December 31, 2013 to $82.76 as of June 30, 2014. The NAV per Unit, Class 2a, decreased from $100.34 at December 31, 2013 to $90.32 as of June 30, 2014. The NAV per Unit, Class 3a, decreased from $100.47 at December 31, 2013 to $90.56 as of June 30, 2014. Total Class 2 redemptions for the period were $1,932,014. Total Class 3 redemptions for the period were $1,796,339. Total Class 1a subscriptions and redemptions were $107,716 and $2,484,658 respectively. Class 2a redemptions for the period were $1,228,609. Class 3a subscriptions and redemptions for the period were $294,261 and $125,931, respectively. Ending capital at June 30, 2014 was $1,173,977 for Class 2, $6,866,592 for Class 3, $5,516,168 for Class 1a, $1,588,411 for Class 2a and $387,699 for Class 3a. Ending capital at December 31, 2013 was $3,371,798 for Class 2, $9,619,596 for Class 3, $8,752,826 for Class 1a, $3,103,405 for Class 2a and $257,471 for Class 3a.

The Equinox Frontier Long/Short Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Four of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund were profitable in 2Q 2014. Base Metals, Grains, Meat and Precious Metals finished positive for the quarter while Energies, Softs and Financials finished negative for the quarter. Grains and Softs are positive YTD while Base Metals, Energies, Meats, Precious Metals and Financials were negative YTD.

In terms of major CTA performance, one of the six major CTAs in the Equinox Frontier Long/Short Commodity Fund was profitable in 2Q 2014. Abraham was positive for the quarter and are positive YTD while Commodity Strategies, Emil Van Essen, JE Moody , Red Oak, Rosetta and Strategic Ag finished negative for the quarter and are negative YTD.

2013

The Equinox Frontier Long/Short Commodity Fund–Class 2 NAV lost 7.68% for the six months ended June 30, 2013, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 3 NAV lost 7.69% for the six months ended June 30, 2013, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 1a NAV lost 7.99% for the six months ended June 30, 2013, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 2a NAV lost 7.20% for the six months ended June 30, 2013, net of fees and expenses– Class 3a NAV lost 2.24% for the six months ended June 30, 2013, net of fees and expenses.

For the six months ended June 30, 2013, the Equinox Frontier Long/Short Commodity Fund recorded net loss on investments of $4,975,201, net investment income of $585,282, and total expenses of $1,815,455, resulting in a net decrease in Owners’ capital from operations of $3,523,930, after non-controlling interests of $2,681,444. The NAV per Unit, Class 2, decreased from $145.65 at December 31, 2012, to $134.46 as of June 30, 2013. The NAV per Unit, Class 3, decreased from $145.69 at December 31, 2012, to $134.49 as of June 30, 2012. The NAV per Unit, Class 1a, decreased from $108.58 at December 31, 2012, to $99.90 as of June 30, 2013. The NAV per Unit, Class 2a decreased from $115.45 at December 31, 2012, to $107.15 as of June 30, 2013. The NAV per Unit, Class 3a, decreased from $109.60 at June 17, 2013 (Inception), to $107.15 as of June 30, 2013. Total Class 2 redemptions for the period were $1,741,073. There were no subscriptions. Total Class 3 redemptions for the period were $5,482,870, respectively. There were no subscriptions. Total Class 1a subscriptions and redemptions for the period were $639,187 and $3,357,302, respectively. Total Class 2a subscriptions and redemptions for the period were $226,400 and $2,935,637, respectively. Total Class 3a subscriptions for the period were $35,168. There were no Class 3a redemptions. Ending capital at June 30, 2013, was $4,750,431 for Class 2, $13,159,058 for Class 3, $14,941,599 for Class 1a, $7,499,957 for Class 2a and $34,379 for Class 3a. Ending capital at December 31, 2012, was $6,898,785 for Class 2, $19,761,047 for Class 3, $18,983,538 for Class 1a and $10,882,111 for Class 2a.

The Equinox Frontier Long/Short Commodity Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors.

One of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund was profitable in Q2 2013. Base Metals finished positive for the quarter while Energies, Financials, Grains, Meats, Precious Metals and Softs finished negative for the quarter.

Financials are positive YTD while Energies, Base Metals, Grains, Meats, Precious Metals and Softs are negative YTD.

In terms of major CTA performance, one of the six major CTAs in the Equinox Frontier Long/Short Commodity Fund was profitable in Q2 2013. Red Oak finished positive for the quarter while Global Advisors, Beach Horizon, Rosetta, Strategic Ag and Mesirow were negative for the quarter.

Global Advisors, Mesirow and Red Oak are positive YTD while Beach Horizon, Rosetta and Strategic Ag are negative YTD.

Equinox Frontier Balanced Fund

2014

The Equinox Frontier Balanced Fund—Class 1 NAV lost 2.29% for the six months ended June 30, 2014, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 2 NAV lost 0.81% for the six months ended June 30, 2014, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 2a NAV lost 0.27%, for the six months ended June 30, 2014, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 3a NAV lost 0.27% for the three months ended June 30, 2014, net of fees and expenses.

For the six months ended June 30, 2014, the Equinox Frontier Balanced Fund recorded net gain on investments of $4,237,674, net investment income of $15,073, and total expenses of $3,404,734, resulting in a net increase in Owners’ capital from operations of $1,705,510, after non-controlling interests of $2,854,321. For the six months ended June 30, 2013, the Equinox Frontier Balanced Fund recorded net loss on investments of $12,914,896, net investment income of $122,551, and total expenses of $4,163,030, resulting in a net decrease in Owners’ capital from operations of $16,342,353 after non- controlling interests of $613,022. The NAV per Unit, Class 1, decreased from $106.29 at December 31, 2013 to $103.86 as of June 30, 2014. The NAV per Unit, Class 2, decreased from $140.49 at December 31, 2013 to $139.35 as of June 30, 2014. The NAV per Unit, Class 2a, increased from $118.80 at December 31, 2013 to $118.48 as of June 30, 2014. The NAV per Unit, Class 3a, decreased from $118.41 at December 31, 2013 to $118.09 as of June 30, 2014. Total Class 1 subscriptions and redemptions for the period were $75,943 and $14,334,761, respectively. Total Class 2 subscriptions and redemptions for the period were $7,110 and $5,534,845, respectively. Total Class 2a, redemptions for the period was $4,070. Total Class 3a redemptions for the period were $190,929. Ending capital at June 30, 2014 was $64,439,345 for Class 1, $20,739,600 for Class 2, $486,096 for Class 2a, and $2,120,414 for Class 3a. Ending capital at December 31, 2013 was $80,801,534 for Class 1, $26,611,117 for Class 2, $491,579 for Class 2a and $2,322,629 for Class 3a.

The Equinox Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Equinox Frontier Balanced Fund Class 1 Sector Attributions
Q2 2014 and YTD
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2014
YTD

Equinox Frontier Balanced Fund Class 2 Sector Attributions
Q2 2014 and YTD
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2014
YTD

Equinox Frontier Balanced Fund Class 2A Sector Attributions
Q2 2014 and YTD
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2014
YTD

Equinox Frontier Balanced Fund Class 3A Sector Attributions
Q2 2014 and YTD
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2014
YTD

Equinox Frontier Balanced Fund Class 1 Major Advisors Performance
Q2 2014 and YTD
Q2 2014
YTD

Equinox Frontier Balanced Fund Class 2 Major Advisors Performance
Q2 2014 and YTD
Q2 2014
YTD

Equinox Frontier Balanced Fund Class 2A Major Advisors Performance
Q2 2014 and YTD
Q2 2014
YTD

Equinox Frontier Balanced Fund Class 3A Major Advisors Performance
Q2 2014 and YTD
Q2 2014
YTD

Two of the six sectors traded in the Equinox Frontier Balanced Fund were profitable in 2Q 2014. Stock Indices and Interest Rate sectors were profitable while Metals, Currencies, Energies, and Agriculturals finished negative for the quarter.

Interest Rate sectors are positive YTD while Stock Indices, Metals, Currencies, Energies, and Agriculturals are negative YTD.

In terms of major CTA performance, nine of the fifteen major CTAs in the Equinox Frontier Balanced Fund were profitable in 2Q 2014. Beach Horizon, Crabel, Doherty, Fort (GC), Fort (GD), H2O AM, Quantica, Quantmetrics and Winton were positive for the quarter and are positive YTD while Campbell, Cantab, Emil Van Essen, QIM, Systematic Alpha, and Tiverton finished negative for the quarter and are negative YTD.

2013

The Equinox Frontier Balanced Fund – Class 1 NAV lost 9.83% for the six months ended June 30, 2013, net of fees and expenses; the Balanced Series – Class 2 NAV lost 8.49% for the six months ended June 30, 2013, net of fees and expenses; the Equinox Frontier Balanced Fund – Class 2a NAV lost 8.02% for the six months ended June 30, 2013, net of fees and expenses; the Equinox Frontier Balanced Fund – Class 3a NAV lost 7.78% for the six months ended June 30, 2013, net of fees and expenses.

For the six months ended June 30, 2013, the Equinox Frontier Balanced Fund recorded net loss on investments of $12,914,896, net investment income of $122,551, and total expenses of $4,163,030, resulting in a net decrease in Owners’ capital from operations of $16,342,353 after non- controlling interests of $613,022. The NAV per Unit, Class 1, decreased from $116.32 at December 31, 2012, to $104.89 at June 30, 2013. The NAV per Unit, Class 2, decreased from $149.20 at December 31, 2012, to $136.54 at June 30, 2013. For Class 2a, the NAV per Unit increased from $124.36 at December 31, 2012, to $114.69 at June 30, 2013. For Class 3a, the NAV per Unit decreased from $123.96 at December 31, 2012, to $114.31 at June 30, 2013. Total Class 1 subscriptions and redemptions for the period were $168,617 and $23,762,099, respectively. Total Class 2 subscriptions and redemptions for the period were $7,692 and $7,401,144, respectively. Total Class 2a redemptions for the period were $172,020. There were no subscriptions. Total Class 3a redemptions for the period were $954,645. There were no subscriptions. Ending capital at June 30, 2013, was $108,082,752 for Class 1, $40,246,655 for Class 2, $769,852 for Class 2a and $2,597,739 for Class 3a. At December 31, 2012, ending capital was $143,906,872 for Class 1, $51,459,568 for Class 2, $1,009,520 for Class 2a, and $3,776,790 for Class 3a.

The Equinox Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Equinox Frontier Balanced Fund were profitable in Q2 2013. The Stock Indices, Metals and Agriculturals were profitable while Interest Rates, Currencies and Energies finished negative for the quarter.

The Metals and Stock Indices sectors are positive YTD while Interest Rates, Agriculturals, Currencies and Energies are negative YTD.

In terms of major CTA performance, Tiverton was positive for the quarter. Tiverton and Winton are positive YTD. Beach, Cantab, QIM and Winton finished negative for the quarter. QIM, Cantab and Beach Horizon are negative YTD.

Equinox Frontier Select Fund

2014

The Equinox Frontier Select Fund—Class 1 NAV lost 2.04% for the six months ended June 30, 2014, net of fees and expenses; the Equinox Frontier Select Fund —Class 2 NAV lost 0.56% for the six months ended June 30, 2014, net of fees and expenses.

For the six months ended June 30, 2014, the Equinox Frontier Select Fund recorded net gain on investments of $132,564, net investment income of $0, and total expenses of $565,340, resulting in a net decrease in Owners’ capital from operations of $432,776. For the six months ended June 30, 2013, the Equinox Frontier Select Fund (formerly Tiverton/Graham/Transtrend Series) recorded net gain on investments of $1,354,736, net investment income of $178,057, and total expenses of $746,269, resulting in a net increase in Owners’ capital from operations of $786,524. The NAV per Unit, Class 1, decreased from $79.86 at December 31, 2013 to $78.23 as of June 30, 2014. The NAV per Unit, Class 2, decreased from $104.14 at December 31, 2013 to $103.56 as of June 30, 2014. Total Class 1 subscriptions and redemptions for the period were $4,943 and $2,484,851, respectively. Total Class 2 redemptions for the period were $361,783. Ending capital at June 30, 2014 was $12,963,579 for Class 1 and $1,373,802 for Class 2. Ending capital at December 31, 2013 was $15,852,947 for Class 1 and $1,758,901 for Class 2.

The Equinox Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Select Series were profitable in 2Q 2014. Energies, Stock Indices and Interest Rates were positive while Currencies, Agriculturals, and Metals were negative for the quarter.

Agriculturals, Interest Rates and Stock Indices are positive YTD while Currencies, Metals and Energies are negative YTD.

In terms of major CTA performance, Brevan Howard, Transtrend and Tiverton finished negative for the quarter and Brevan Howard and Tiverton are negative YTD, while Transtrend is positive YTD.

2013

The Equinox Frontier Select Fund – Class 1 NAV gained 2.99% for the six months ended June 30, 2013, net of fees and expenses; the Equinox Frontier Select Fund – Class 2 NAV gained 4.51% for the six months ended June 30, 2013, net of fees and expenses.

For the six months ended June 30, 2013, the Equinox Frontier Select Fund recorded net gain on investments of $1,354,736, net investment income of $178,057, and total expenses of $746,269, resulting in a net increase in Owners’ capital from operations of $786,524. The NAV per Unit, Class 1, increased from $78.66 at December 31, 2012, to $81.01 as of June 30, 2013. The NAV per Unit, Class 2, increased from $99.55 at December 31, 2012, to $104.04 as of June 30, 2013. Total Class 1 subscriptions and redemptions for the period were $8,725 and $3,608,609, respectively. Total Class 2 redemptions for the period were $468,252. There were no subscriptions. Ending capital at June 30, 2013, was $19,323,354 for Class 1 and $2,739,675 for Class 2. Ending capital at December 31, 2012, was $22,266,758 for Class 1 and $3,077,883 for Class 2.

The Equinox Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Equinox Frontier Select Fund were profitable in Q2 2013. Metals, Agriculturals and Stock Indices were positive while Interest Rates, Currencies and Energies were negative for the quarter.

Currencies, Metals, Agriculturals and Stock Indices are positive YTD while Interest Rates and Energies are negative YTD.

In terms of major CTA performance Tiverton finished positive for the quarter and is positive YTD while Brevan Howard and Transtrend finished negative for the quarter and are negative YTD.

Equinox Frontier Winton Fund

2014

The Equinox Frontier Winton Fund—Class 1 NAV gained 3.93% for the six months ended June 30, 2014, net of fees and expenses; the Equinox Frontier Winton Fund —Class 2 NAV gained 5.48% for the six months ended June 30, 2014, net of fees and expenses.

For the six months ended June 30, 2014, the Equinox Frontier Winton Fund recorded net gain on investments of $2,893,259, net investment income of $41, and total expenses of $1,473,239, resulting in a net increase in Owners’ capital from operations of $1,420,061. For the six months ended June 30, 2013, the Equinox Frontier Winton Fund recorded net gain on investments of $1,781,248, net investment income of $204,611, and total expenses of $1,121,735, resulting in a net increase in Owners’ capital from operations of $864,124. The NAV per Unit, Class 1, increased from $139.59 at December 31, 2013 to $145.07 as of June 30, 2014. The NAV per Unit, Class 2, increased from $174.17 at December 31, 2013 to $183.72 as of June 30, 2014. Total Class 1 subscriptions and redemptions for the period were $67,734 and $3,480,897, respectively. Total Class 2 redemptions for the period were $307,865. Ending capital at June 30, 2014 was $23,611,933 for Class 1 and $10,711,937 for Class 2. Ending capital at December 31, 2013 was $26,164,147 for Class 1 and $10,460,690 for Class 2.

The Equinox Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Winton Series were profitable in 2Q 2014. Stock Indices, Energies and Interest Rates were positive while Metals, Currencies and Agriculturals were negative for the quarter.

Stock Indices and Interest Rates are positive YTD while Currencies, Agriculturals, Metals, Interest Rates and Energies are negative YTD.

2013

The Equinox Frontier Winton Fund – Class 1 NAV gained 1.59% for the six months ended June 30, 2013, net of fees and expenses; the Equinox Frontier Winton Fund – Class 2 NAV gained 3.09% for the six months ended June 30, 2013, net of fees and expenses.

For the six months ended June 30, 2013, the Equinox Frontier Winton Fund recorded net gain on investments of $1,781,248, net investment income of $204,611, and total expenses of $1,121,735, resulting in a net increase in Owners’ capital from operations of $864,124. The NAV per Unit, Class 1, decreased from $130.73 at December 31, 2012, to $132.81 as of June 30, 2013. The NAV per Unit, Class 2, decreased from $158.30 at December 31, 2012, to $163.19 as of June 30, 2013. Total Class 1 subscriptions for the period were $91,099 and redemptions were $2,768,291. Total Class 2 redemptions for the period were $286,272. There were no subscriptions. Ending capital at June 30, 2013, was $28,506,866 for Class 1 and $10,353,328 for Class 2. Ending capital at December 31, 2012, was $30,645,208 for Class 1 and $10,314,326 for Class 2.

The Equinox Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Equinox Frontier Winton Fund were profitable in Q2 2013. Metals and Stock Indices were positive while Currencies, Agriculturals, Energies and Interest Rates were negative for the quarter.

Metals, Agriculturals and Stock Indices are positive YTD while Currencies, Energies and Interest Rates are negative YTD.

Equinox Frontier Heritage Fund

2014

The Equinox Frontier Heritage Fund—Class 1 NAV gained 0.52% for the six months ended June 30, 2014, net of fees and expenses; the Equinox Frontier Heritage Fund —Class 2 NAV gained 2.03% for the six months ended June 30, 2014, net of fees and expenses.

For the six months ended June 30, 2014, the Equinox Frontier Heritage Fund recorded net gain on investments of $181,764, net investment income of $0, and total expenses of $431,952, resulting in a net decrease in Owners’ capital from operations of $42,154, after non-controlling interests of ($208,034). For the six months ended June 30, 2013, the Equinox Frontier Heritage Fund (formerly Winton/Graham Series) recorded net gain on investments of $1,345,719, net investment income of $72,996, and total expenses of $523,679, resulting in a net increase in Owners’ capital from operations of $895,036. The NAV per Unit, Class 1, increased from $102.05 at December 31, 2013 to $102.58 as of June 30, 2014. The NAV per Unit, Class 2, increased from $134.21 at December 31, 2013 to $136.93 as of June 30, 2014. Total Class 1 subscriptions and redemptions for the period were $11,982 and $2,465,305, respectively. Total Class 2 redemptions for the period were $235,405. Ending capital at June 30, 2014 was $8,792,828 for Class 1 and $2,654,758 for Class 2. Ending capital at December 31, 2013 was $11,328,406 for Class 1 and $2,850,062 for Class 2.

The Equinox Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Equinox Frontier Heritage Fund were profitable in 2Q 2014. Energies, Stocke Indices and Interest Rates were positive while Metals, Currencies and Agriculturals were negative for the quarter.

Stock Indices and Interest Rates are positive YTD while Currencies, Agriculturals, Metals, Interest Rates and Energies are negative YTD.

In terms of major CTA performance, Winton finished positive for the quarter and YTD while Brevan Howard finished negative for the quarter and negative YTD.

2013

The Equinox Frontier Heritage Fund – Class 1 NAV gained 3.73% for the six months ended June 30, 2013, net of fees and expenses; the Equinox Frontier Heritage Fund – Class 2 NAV gained 5.28% for the six months ended June 30, 2013, net of fees and expenses.

For the six months ended June 30, 2013, the Equinox Frontier Heritage Fund recorded net gain on investments of $1,345,719, net investment income of $72,996, and total expenses of $523,679, resulting in a net increase in Owners’ capital from operations of $895,036. The NAV per Unit, Class 1, increased from $94.55 at December 31, 2012, to $98.08 as of June 30, 2013. The NAV per

Unit, Class 2, increased from $120.67 at December 31, 2012, to $127.04 as of June 30, 2013. Total Class 1 subscriptions for the period were $23,085 and redemptions were $3,512,281. Total Class 2 redemptions for the period were $676,244. There were no subscriptions. Ending capital at June 30, 2013, was $13,877,265 for Class 1 and $3,605,870 for Class 2. Ending capital at December 31, 2012, was $16,680,498 for Class 1 and $4,073,041 for Class 2.

The Equinox Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Equinox Frontier Heritage Fund were profitable in Q2 2013. Metals and Stock Indices were positive while Agriculturals, Interest Rates, Currencies and Energies were negative for the quarter.

Currencies, Metals, Agriculturals and Stock Indices are positive YTD while Interest Rates and Energies are negative YTD.

In terms of major CTA performance, both Brevan Howard and Winton finished negative for the quarter. Winton is positive YTD while Brevan Howard is negative YTD.

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of June 30, 2014 and December 31, 2013. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Equinox Frontier Diversified Fund:

	June 30, 2014		December 31, 2013
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$2,151,015	4.15%	$2,684,511	4.23%
Currencies	1,275,285	2.46%	2,625,909	4.14%
Stock Indices	4,866,616	9.39%	4,211,080	6.64%
Metals	222,377	0.43%	178,413	0.28%
Agriculturals/Softs	1,005,472	1.94%	1,217,457	1.92%
Energy	762,507	1.47%	1,062,838	1.67%

Total:	$10,283,272	19.85%	$11,980,208	18.88%

Equinox Frontier Long/Short Commodity Fund:

	June 30, 2014		December 31, 2013
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$52,167	0.34%	$2,575,510	9.10%
Currencies	172,750	1.11%	1,705,311	6.02%
Stock Indices	302,158	1.95%	822,430	2.90%
Metals	78,008	0.50%	193,564	0.68%
Agriculturals/Softs	309,767	1.99%	1,643,667	5.80%
Energy	1,185,723	7.63%	1,717,759	6.06%

Total:	$2,100,573	30.56%	$8,658,241	30.56%

Equinox Frontier Masters Fund:

	June 30, 2014		December 31, 2013
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$1,054,129	4.32%	$573,362	1.70%
Currencies	493,969	2.03%	963,844	2.85%
Stock Indices	1,737,155	7.13%	1,111,165	3.30%
Metals	99,022	0.41%	81,177	0.24%
Agriculturals/Softs	488,949	2.01%	386,098	1.14%
Energy	115,680	0.47%	132,211	0.39%

Total:	$3,988,904	9.62%	$3,247,857	9.62%

Equinox Frontier Balanced Fund:

	June 30, 2014		December 31, 2013
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$3,026,321	3.23%	$3,727,565	3.06%
Currencies	1,680,181	1.79%	5,007,811	4.11%
Stock Indices	6,495,585	6.93%	5,699,614	4.68%
Metals	327,547	0.35%	219,954	0.18%
Agriculturals/Softs	1,512,214	1.61%	1,327,718	1.09%
Energy	1,122,928	1.20%	843,206	0.69%

Total:	$14,164,776	15.11%	$16,825,868	13.81%

Equinox Frontier Select Fund:

	June 30, 2014		December 31, 2013
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$167,365	1.17%	$123,314	0.70%
Currencies	(16,244)	-0.11%	323,054	1.83%
Stock Indices	600,223	4.19%	484,794	2.76%
Metals	24,057	0.17%	29,599	0.17%
Agriculturals/Softs	163,784	1.14%	142,065	0.81%
Energy	48,497	0.34%	60,734	0.34%

Total:	$987,682	6.89%	$1,163,560	6.61%

Equinox Frontier Winton Fund:

	June 30, 2014		December 31, 2013
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$1,761,735	5.13%	$877,871	2.40%
Currencies	1,531,964	4.46%	1,560,714	4.26%
Stock Indices	1,581,331	4.61%	1,135,804	3.10%
Metals	150,737	0.44%	76,415	0.21%
Agriculturals/Softs	558,096	1.63%	405,696	1.11%
Energy	139,549	0.41%	81,046	0.22%

Total:	$5,723,412	16.67%	$4,137,546	11.30%

Equinox Frontier Heritage Fund:

	June 30, 2014		December 31, 2013
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$401,432	2.94%	$196,699	1.19%
Currencies	348,073	2.55%	349,699	2.11%
Stock Indices	414,265	3.03%	254,492	1.53%
Metals	38,977	0.29%	17,122	0.10%
Agriculturals/Softs	137,544	1.01%	90,901	0.55%
Energy	31,234	0.23%	18,159	0.11%

Total:	$1,371,525	10.04%	$927,072	5.59%

(1)	As of June 30, 2014, a portion of the assets of the Equinox Frontier Balanced Fund, Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund and Equinox Frontier Heritage Fund are invested in Swap contracts (Please refer to Note 4 in the Series Financial Statements). Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of June 30, 2014, by market sector.

Interest Rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of each Trading Company and accordingly of each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (formerly Balanced Series) (Class 1 and Class 2 only), Equinox Frontier Winton Fund (formerly Frontier Winton Series), Equinox Frontier Select Fund (formerly Frontier Select Series), and Equinox Frontier Heritage Fund (formerly Frontier Heritage Series). For the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series), Equinox Frontier Masters Fund (formerly Frontier Masters Series) and Equinox Frontier Balanced Fund (formerly Balanced Series) (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized interest income that is allocated to each of such Series and 0.75%. Interest income above what is paid to the Managing Owner is retained by the Series.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the Trust and each Series as of June 30, 2014 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the six months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

The following table provides information regarding the sale of unregistered Units by the Registrant for the six months ended June 30, 2014. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Registrant claims an exemption from registration of each of the transactions listed below under Section 4(2) of the Securities Act, as a sale by an issuer not involving a public offering.

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

Equinox Frontier Funds
(Registrant)
Date: August 14, 2014

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
Date: August 14, 2014

	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Heritage Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: August 14, 2014	By:	/s/ ROBERT J. ENCK
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
Date: August 14, 2014

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

Date: August 14, 2014	By:	/s/ ROBERT J. ENCK
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

Date: August 14, 2014	By:	/s/ ROBERT J. ENCK
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
Date: August 14, 2014

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
Date: August 14, 2014

	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds