Form 10-Q
period 2014-09-30
Equinox Frontier Funds; Equinox Frontier Heritage Fund; Equinox Frontier Select Fund; Equinox Frontier Masters Fund; Equinox Frontier Diversified Fund; Equinox Frontier Winton Fund; Equinox Frontier Long/Short Commodity Fund; Equinox Frontier Balanced Fund
filed 2014-11-14
CIK 1261379, 1389123, 1389125, 1450722, 1450720, 1389124, 1389128, 1389122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2014

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

Equinox Frontier Long/Short Commodity Fund Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a Units;

Equinox Frontier Masters Fund Class 1, Class 2 and Class 3 Units;

Equinox Frontier Balanced Fund Class 1, Class 1AP, Class 2, Class 3, Class 1a, Class 2a and Class 3a Units;

Equinox Frontier Select Fund Class 1, Class 1AP, and Class 2 Units;

Equinox Frontier Winton Fund Class 1, Class 1AP, and Class 2 Units;

Equinox Frontier Heritage Fund Class 1, Class 1AP, and Class 2 Units

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF SEPTEMBER 30, 2014, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Series of Equinox Frontier Funds

Statements of Financial Condition

September 30, 2014 and December 31, 2013

	Equinox Frontier				Equinox Frontier		Equinox Frontier
	Diversified Fund				Masters Fund		Long/Short Commodity Fund
	9/30/2014 (Unaudited)		12/31/2013		9/30/2014 (Unaudited)	12/31/2013	9/30/2014 (Unaudited)	12/31/2013
ASSETS
Cash and cash equivalents	$2,317,415		$1,827,897		$1,061,158	$1,125,954	$1,046,506	$810,418
U.S. Treasury securities, at fair value	25,748,218		38,055,417		11,790,258	23,441,497	11,627,470	16,872,290
Open trade equity, at fair value	—		—		—	—	—	—
Options purchased, at fair value	—		—		—	—	—	98,740
Receivable from futures commission merchants	—		—		—	—	—	7,836,808
Swap contracts, at fair value	5,194,086		3,437,632		—	—	2,838,837	2,456,546
Investments in unconsolidated trading companies, at fair value	20,706,353		20,837,272		10,407,686	9,166,710	3,009,123	655,769
Prepaid service fees—Class 1	4,532		4,946		216	11,165	988	3,707
Interest receivable	150,631		521,275		68,976	321,097	68,019	231,114
Receivable from related parties	—		1,035		3,330	2,060	2,819	2,954
Other assets	—		—		—	—	—	—

Total Assets	$54,121,235		$64,685,474		$23,331,624	$34,068,483	$18,593,762	$28,968,346

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—		$—		$—	$—	$—	$191,069
Options written, at fair value	—		—		—	—	—	172,650
Pending owner additions	919		2,292		1,427	1,352	—	—
Owner redemptions payable	76,752		348,441		64,033	71,188	35,310	107,888
Incentive fees payable to Managing Owner	686,052		575,550		219,695	—	94,519	—
Management fees payable to Managing Owner	90,602		101,504		82,231	107,027	52,145	104,883
Interest payable to Managing Owner	11,259		16,220		5,028	9,587	4,400	7,965
Service fees payable to Managing Owner	28,551		46,263		17,255	35,858	10,085	14,965
Trading fees payable to Managing Owner	115,117		136,166		48,510	72,687	23,820	34,788
Payables to related parties	2,229		—		—	—	—	—
Other liabilities	—		—		—	—	—	—

Total Liabilities	1,011,481		1,226,436		438,179	297,699	220,279	634,208

CAPITAL
Managing Owner Units—Class 1	—		23,953		—	—	—	—
Managing Owner Units—Class 2	2,124,639		1,904,660		624,210	559,668	436,240	386,171
Managing Owner Units—Class 2a	—		—		—	—	253,368	222,971
Managing Owner Units—Class 3	26,686		—		28,242	25,274	—	—
Managing Owner Units—Class 3a	—		—		—	—	12,513	10,991
Limited Owner Units—Class 1	18,014,062		28,720,094		11,547,846	23,115,495	—	—
Limited Owner Units—Class 1a	—		—		—	—	6,299,225	8,752,826
Limited Owner Units—Class 2	28,089,465		32,810,331		7,330,350	9,846,494	1,009,615	2,985,627
Limited Owner Units—Class 2a	—		—		—	—	1,667,891	2,880,434
Limited Owner Units—Class 3	4,854,902		—		3,362,797	223,853	8,013,583	9,619,596
Limited Owner Units—Class 3a	—		—		—	—	681,048	246,480

Total Owners’ Capital	53,109,754		63,459,038		22,893,445	33,770,784	18,373,483	25,105,096

Non-Controlling Interests	—		—		—	—	—	3,229,042

Total Capital	53,109,754		63,459,038		22,893,445	33,770,784	18,373,483	28,334,138

Total Liabilities and Capital	$54,121,235		$64,685,474		$23,331,624	$34,068,483	$18,593,762	$28,968,346

Units Outstanding
Class 1	187,616		330,005		114,234	251,718	N/A	N/A
Class 1a	N/A		N/A		N/A	N/A	60,569	94,391
Class 2	287,088		367,927		71,706	104,624	10,218	26,918
Class 2a	N/A		N/A		N/A	N/A	16,851	30,930
Class 3	50,544	(1)	N/A	(1)	33,020	2,711	56,616	76,774
Class 3a	N/A		N/A		N/A	N/A	6,064	2,563
Net Asset Value per Unit
Class 1	$95.89		$87.10		$101.09	$91.83	N/A	N/A
Class 1a	N/A		N/A		N/A	N/A	$104.00	$92.73
Class 2	$105.24		$94.35		$110.93	$99.46	$141.50	$125.26
Class 2a	N/A		N/A		N/A	N/A	$114.02	$100.34
Class 3	$97.04	(1)	N/A	(1)	$102.70	$91.91	$141.54	$125.30
Class 3a	N/A		N/A		N/A	N/A	$114.38	$100.47

(1)	Class 3 operations began February 25, 2014.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Financial Condition

September 30, 2014 and December 31, 2013

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	9/30/2014 (Unaudited)	12/31/2013	9/30/2014 (Unaudited)	12/31/2013
ASSETS
Cash and cash equivalents	$3,655,959	$3,292,570	$412,711	$494,931
U.S. Treasury securities, at fair value	40,620,441	68,548,395	4,585,526	10,304,085
Receivable from futures commission merchants	10,808,735	23,466,052	—	—
Open trade equity, at fair value	—	3,935,252	—	—
Options purchased, at fair value	—	165,915	—	—
Swap contracts, at fair value	14,749,414	10,122,003	—	—
Investments in unconsolidated trading companies, at fair value	24,832,724	13,713,315	9,395,702	6,864,544
Interest receivable	237,634	939,354	26,824	141,143
Prepaid service fees	—	234	—	—
Other assets	11	53	—	—

Total Assets	$94,904,918	$124,183,143	$14,420,763	$17,804,703

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$348,841	$—	$—	$—
Options written, at fair value	—	183,856	—	—
Pending owner additions	13,228	14,677	930	994
Owner redemptions payable	204,831	931,553	102,071	68,598
Incentive fees payable to Managing Owner	373,778	691,917	150,674	—
Management fees payable to Managing Owner	92,622	113,085	50,523	49,798
Interest payable to Managing Owner	88,174	146,282	12,039	22,398
Service fees payable to Managing Owner	144,881	190,286	30,123	39,045
Trading fees payable to Managing Owner	58,239	73,125	9,254	11,545
Payables to related parties	18,956	12,135	860	477
Other liabilities	—	—	—	—

Total Liabilities	1,343,550	2,356,916	356,474	192,855

CAPITAL
Managing Owner Units—Class 2	1,228,734	1,374,533	8,016	7,336
Managing Owner Units—Class 2a	162,888	147,003	—	—
Limited Owner Units—Class 1	64,997,945	80,801,534	12,621,614	15,852,947
Limited Owner Units—Class 1AP	689,161	—	42,322	—
Limited Owner Units—Class 2	19,775,495	25,236,584	1,392,337	1,751,565
Limited Owner Units—Class 2a	377,219	344,576	—	—
Limited Owner Units—Class 3a	2,200,883	2,322,629	—	—

Total Owners’ Capital	89,432,325	110,226,859	14,064,289	17,611,848

Non-Controlling Interests	4,129,043	11,599,368	—	—

Total Capital	93,561,368	121,826,227	14,064,289	17,611,848

Total Liabilities and Capital	$94,904,918	$124,183,143	$14,420,763	$17,804,703

Units Outstanding
Class 1	568,890	760,206	147,932	198,518
Class 1AP (1)	6,002	N/A	494	N/A
Class 2	135,994	189,411	12,307	16,890
Class 2a	4,103	4,138
Class 3a	16,774	19,615
Net Asset Value per Unit
Class 1	$114.25	$106.29	$85.32	$79.86
Class 1AP (1)	$114.83	N/A	$85.75	N/A
Class 2	$154.45	$140.49	$113.79	$104.14
Class 2a	$131.64	$118.80	N/A	N/A
Class 3a	$131.21	$118.41	N/A	N/A

(1)	Class 1AP began operations July 31, 2014

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Financial Condition

September 30, 2014 and December 31, 2013

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	9/30/2014 (Unaudited)	12/31/2013	9/30/2014 (Unaudited)	12/31/2013
ASSETS
Cash and cash equivalents	$2,010,973	$1,325,731	$463,964	$424,001
U.S. Treasury securities, at fair value	22,343,415	27,600,705	5,154,987	8,827,380
Investments in unconsolidated trading companies, at fair value	10,332,322	7,779,323	2,439,714	1,889,266
Swap contracts, at fair value	—	—	5,836,843	5,435,184
Interest receivable	130,711	378,069	30,157	120,916
Other assets	33,200	—	—	—

Total Assets	$34,850,621	$37,083,828	$13,925,665	$16,696,747

LIABILITIES & CAPITAL
LIABILITIES
Pending owner additions	$10,922	$11,914	$2,455	$2,877
Owner redemptions payable	72,152	76,900	74,502	—
Incentive fees payable to Managing Owner	206,495	128,097	44,124	15,411
Management fees payable to Managing Owner	103,244	100,260	29,367	28,615
Interest payable to Managing Owner	49,355	59,865	11,705	19,767
Service fees payable to Managing Owner	44,910	53,054	18,238	25,485
Trading fees payable to Managing Owner	22,467	23,844	7,355	9,212
Payables to related parties	15,054	5,057	2,926	1,275
Other liabilities	—	—	—	—

Total Liabilities	524,599	458,991	190,672	102,642

CAPITAL
Managing Owner Units—Class 2	39,346	36,002	62,760	57,484
Limited Owner Units—Class 1	23,146,188	26,164,147	8,380,887	11,328,406
Limited Owner Units—Class 1AP	81,651	—	48,450	—
Limited Owner Units—Class 2	11,058,837	10,424,688	2,648,678	2,792,578

Total Owners’ Capital	34,326,022	36,624,837	11,140,775	14,178,468

Non-Controlling Interests	—	—	2,594,218	2,415,637

Total Capital	34,326,022	36,624,837	13,734,993	16,594,105

Total Liabilities and Capital	$34,850,621	$37,083,828	$13,925,665	$16,696,747

Units Outstanding
Class 1	155,172	187,438	76,925	111,005
Class 1AP	545	N/A	443	N/A
Class 2	58,307	60,061	18,504	21,235
Net Asset Value per Unit
Class 1	$149.17	$139.59	$108.95	$102.05
Class 1AP	$149.92	N/A	$109.50	N/A
Class 2	$190.34	$174.17	$146.53	$134.21

(1)	Class 1AP began operations July 31, 2014

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Fund

Condensed Schedules of Investments (Unaudited)

September 30, 2014

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
Swaps (1)
Frontier XXXV Diversified select swap (U.S.)	$5,194,086	9.78%	$—	0.00%	$—	0.00%
Frontier XXXVII L/S select swap (U.S.)	—	0.00%	—	0.00%	2,838,837	15.45%

Total Swaps	5,194,086	9.78%	$—	0.00%	$2,838,837	15.45%

U.S. TREASURY SECURITIES (2) FACE VALUE	Fair Value		Fair Value		Fair Value
$75,000,000 US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	$19,773,741	37.23%	$9,054,511	39.55%	$8,929,495	48.60%
$20,000,000 US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	5,974,477	11.25%	2,735,747	11.95%	2,697,975	14.68%

	$25,748,218	48.48%	$11,790,258	51.50%	11,627,470	63.28%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
US Treasury Note 6.000% due 02/15/2026 (2)	$15,845,666		$7,255,822		$7,155,641
US Treasury Note 6.875% due 08/15/2025 (2)	4,225,511		1,934,886		1,908,171

	$20,071,177		$9,190,708		$9,063,812

	Cost		Cost		Cost
US Treasury Note 6.000% due 02/15/2026 (2)	$21,038,656		$9,633,722		$9,500,710
US Treasury Note 6.875% due 08/15/2025 (2)	5,983,878		2,740,052		2,702,220

	$27,022,534		$12,373,774		$12,202,930

(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Fund

Condensed Schedules of Investments (Unaudited)

September 30, 2014

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	$(360,965)	-0.39%	$—	0.00%
Various energy futures contracts (U.S.)	(622,415)	-0.67%	—	0.00%
Various interest rates futures contracts (Canada)	(13,355)	-0.01%	—	0.00%
Various interest rates futures contracts (Europe)	297,238	0.32%	—	0.00%
Various interest rates futures contracts (Far East)	66,667	0.07%	—	0.00%
Various interest rates futures contracts (Oceanic)	45,470	0.05%	—	0.00%
Various interest rates futures contracts (U.S.)	15,313	0.02%	—	0.00%
Various soft futures contracts (Europe)	20	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(66,012)	-0.07%	—	0.00%
Various stock index futures contracts (Canada)	(104,485)	-0.11%	—	0.00%
Various stock index futures contracts (Europe)	(110,737)	-0.12%	—	0.00%
Various stock index futures contracts (Far East)	26,133	0.03%	—	0.00%
Various stock index futures contracts (Oceanic)	(10,673)	-0.01%	—	0.00%
Various stock index futures contracts (U.S.)	(369,486)	-0.39%	—	0.00%
Various base metals futures contracts (Europe)	(563,440)	-0.60%	—	0.00%
Various precious metal futures contracts (U.S.)	(18,370)	-0.02%	—	0.00%

Total Long Futures Contracts	$(1,789,097)	-1.91%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	$432,409	0.46%	$—	0.00%
Various energy futures contracts (U.S.)	657,895	0.70%	—	0.00%
Various interest rates futures contracts (Canada)	(949)	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(24,946)	-0.03%	—	0.00%
Various interest rates futures contracts (Far East)	(1,254)	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	(2,959)	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	24,304	0.03%	—	0.00%
Various soft futures contracts (Europe)	(221)	0.00%	—	0.00%
Various soft futures contracts (U.S.)	281,523	0.30%	—	0.00%
Various stock index futures contracts (Europe)	10,706	0.01%	—	0.00%
Various stock index futures contracts (Oceanic)	25,610	0.03%	—	0.00%
Various stock index futures contracts (U.S.)	20,743	0.02%	—	0.00%
Various base metals futures contracts (U.S.)	28,913	0.03%	—	0.00%
Various base metals futures contracts (Europe)	420,517	0.45%	—	0.00%
Various precious metal futures contracts (U.S.)	173,285	0.19%	—	0.00%

Total Short Futures Contracts	$2,045,576	2.19%	$—	0.00%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$(605,320)	-0.65%	$—	0.00%

Total Currency Forwards	(605,320)	-0.65%	—	0.00%

Total Open Trade Equity (Deficit)	$(348,841)	-0.37%	$—	0.00%

Swaps (1)
Frontier XXXIV Balanced select swap (U.S.)	$14,749,414	15.76%	$—	0.00%

Total Swaps	$14,749,414	15.76%	$—	0.00%

	Fair Value		Fair Value
U.S. TREASURY SECURITIES (2) FACE VALUE
$75,000,000 US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	$31,195,095	33.34%	$3,521,525	25.04%
$20,000,000 US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	9,425,346	10.07%	1,064,001	7.57%

	$40,620,441	43.41%	$4,585,526	32.61%

	Face Value		Face Value
Additional Disclosure on U.S. Treasury Securities
US Treasury Note 6.000% due 02/15/2026 (2)	$24,998,156		$2,821,971
US Treasury Note 6.875% due 08/15/2025 (2)	6,666,175		752,526

	$31,664,331		$3,574,497

	Cost		Cost
US Treasury Note 6.000% due 02/15/2026 (1)	$33,190,627		$3,746,795
US Treasury Note 6.875% due 08/15/2025 (1)	9,440,177		1,065,675

	$42,630,804		$4,812,470

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Fund

Condensed Schedules of Investments (Unaudited)

September 30, 2014

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
		% of Total Capital		% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)
Swaps (1)
Frontier Brevan Howard swap (U.S.)	$—	0.00%	$5,836,843	42.50%

Total Swaps	—	0.00%	$5,836,843	42.50%

	Fair Value		Fair Value
U.S. TREASURY SECURITIES (2) FACE VALUE
$75,000,000 US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	$17,158,971	49.99%	$3,958,852	28.82%
$20,000,000 US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	5,184,444	15.10%	1,196,135	8.71%

	$22,343,415	65.09%	$5,154,987	37.53%

	Face Value		Face Value
Additional Disclosure on U.S. Treasury Securities
US Treasury Note 6.000% due 02/15/2026 (2)	$13,750,322		$3,172,422
US Treasury Note 6.875% due 08/15/2025 (2)	3,666,752		845,979

	$17,417,074		$4,018,401

	Cost		Cost
US Treasury Note 6.000% due 02/15/2026 (2)	$18,256,619		$4,212,098
US Treasury Note 6.875% due 08/15/2025 (2)	5,192,602		1,198,017

	$23,449,221		$5,410,115

(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedules of Investments

December 31, 2013

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(19,944)	-0.07%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	219,147	0.77%
Natural Gas Settling 3/1/2014 (Number of Contracts: 228)	—	0.00%	—	0.00%	(353,048)	-1.25%
NYH RBOB Unleaded Gas Settling 3/1/2014 (Number of Contracts: 228)	—	0.00%	—	0.00%	(783,703)	-2.77%
Crude Oil Settling 12/1/2014 (Number of Contracts: 298)	—	0.00%	—	0.00%	301,246	1.06%
Natural Gas Settling 11/1/2014 (Number of Contracts: 621)	—	0.00%	—	0.00%	629,139	2.22%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(202,474)	-0.71%
90 Day Euro Time Deposit Settling 12/1/2017 (Number of Contracts: 539)	—	0.00%	—	0.00%	(372,810)	-1.32%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(227,156)	-0.80%
Corn Settling 3/1/2014 (Number of Contracts: 383)	—	0.00%	—	0.00%	(691,458)	-2.44%
Wheat Settling 3/1/2014 (Number of Contracts: 269)	—	0.00%	—	0.00%	(296,457)	-1.05%
Soybean Oil Settling 3/1/2014 (Number of Contracts: 243)	—	0.00%	—	0.00%	(305,094)	-1.08%
Sugar #11 Settling 3/1/2014 (Number of Contracts: 861)	—	0.00%	—	0.00%	(820,016)	-2.89%
Cocoa Settling 5/1/2014 (Number of Contracts: 608)	—	0.00%	—	0.00%	(420,759)	-1.48%
Corn Settling 7/1/2014 (Number of Contracts: 300)	—	0.00%	—	0.00%	(496,709)	-1.75%
Sugar #11 Settling 10/1/2014 (Number of Contracts: 273)	—	0.00%	—	0.00%	(252,778)	-0.89%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	16,272	0.06%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	77,870	0.27%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	123,274	0.44%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(70,059)	-0.25%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	(10,009)	-0.04%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$(3,955,526)	-13.97%

SHORT FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	$—	0.00%	$—	0.00%	$77,986	0.28%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(96,753)	-0.34%
NYH RBOB Unleaded Gas Settling 2/1/2014 (Number of Contracts: 509)	—	0.00%	—	0.00%	820,130	2.89%
Natural Gas Settling 10/1/2014 (Number of Contracts: 636)	—	0.00%	—	0.00%	(751,854)	-2.65%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	51,261	0.18%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	45,124	0.16%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	86,363	0.30%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	419,725	1.48%
Live Cattle Settling 2/1/2014 (Number of Contracts: 740)	—	0.00%	—	0.00%	(312,529)	-1.10%
Cocoa Settling 3/1/2014 (Number of Contracts: 616)	—	0.00%	—	0.00%	484,656	1.71%
Corn Settling 5/1/2014 (Number of Contracts: 383)	—	0.00%	—	0.00%	1,111,467	3.92%
Soybean Oil Settling 5/1/2014 (Number of Contracts: 243)	—	0.00%	—	0.00%	303,319	1.07%
Sugar #11 Settling 5/1/2014 (Number of Contracts: 861)	—	0.00%	—	0.00%	752,965	2.66%
Wheat Settling 7/1/2014 (Number of Contracts: 439)	—	0.00%	—	0.00%	412,861	1.46%
Corn Settling 9/1/2014 (Number of Contracts: 217)	—	0.00%	—	0.00%	311,918	1.10%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	34,183	0.12%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	13,635	0.05%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$3,764,457	13.29%

Total Open Trade Equity (Deficit)	$—	0.00%	$—	0.00%	$(191,069)	-0.68%

OPTIONS PURCHASED *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$75,490	0.27%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	23,250	0.08%

Total Options Purchased	$—	0.00%	$—	0.00%	$98,740	0.35%

OPTIONS WRITTEN *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(152,500)	-0.54%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(20,150)	-0.07%

Total Options Written	$—	0.00%	$—	0.00%	$(172,650)	-0.61%

Swaps (1)
Frontier XXXV Diversified select swap (U.S.)	$3,437,632	5.42%	$—	0.00%	$—	0.00%
Frontier XXXVII L/S select swap (U.S.)	—	0.00%	—	0.00%	2,456,545	8.67%

Total Swaps	$3,437,632	5.42%	$—	0.00%	$2,456,545	8.67%

	Fair Value		Fair Value		Fair Value
U.S. TREASURY SECURITIES (2)
U.S. Treasury Note 1.125% due 12/31/2019 (Cost $11,178,122)	$2,132,506	3.36%	$1,313,588	3.89%	$945,470	3.34%
U.S. Treasury Note 2.000% due 09/30/2020 (Cost $11,611,497)	2,206,296	3.48%	1,359,041	4.02%	978,186	3.45%
U.S. Treasury Note 2.500% due 08/15/2023 (Cost $25,034,823)	4,707,262	7.42%	2,899,594	8.59%	2,087,017	7.37%
U.S. Treasury Note 2.125% due 08/15/2021 (Cost $13,066,678)	2,470,925	3.89%	1,522,048	4.51%	1,095,512	3.87%
U.S. Treasury Note 2.000% due 11/15/2021 (Cost $12,945,421)	2,434,606	3.84%	1,499,676	4.44%	1,079,409	3.81%
U.S. Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	18,766,111	29.57%	11,559,610	34.22%	8,320,163	29.36%
U.S. Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	5,337,711	8.41%	3,287,940	9.74%	2,366,533	8.35%

	$38,055,417	59.97%	$23,441,497	69.41%	16,872,290	59.55%

	Face Value		Face Value		Face Value
Additional Disclosure on U.S. Treasury Securities
U.S. Treasury Note 1.125% due 12/31/2019	$2,259,609		$1,391,881		$1,001,823
U.S. Treasury Note 2.000% due 09/30/2020	2,259,609		1,391,881		1,001,823
U.S. Treasury Note 2.500% due 08/15/2023	4,912,193		3,025,828		2,177,875
U.S. Treasury Note 2.125% due 08/15/2021	2,554,340		1,573,431		1,132,495
U.S. Treasury Note 2.000% due 11/15/2021	2,554,340		1,573,431		1,132,495
U.S. Treasury Note 6.000% due 02/15/2026	14,736,578		9,077,484		6,533,625
U.S. Treasury Note 6.875% due 08/15/2025	3,929,754		2,420,662		1,742,300

	$33,206,423		$20,454,598		$14,722,436

	Cost		Cost		Cost
U.S. Treasury Note 1.125% due 12/31/2019	$2,196,364		$1,352,923		$973,782
U.S. Treasury Note 2.000% due 09/30/2020	2,281,516		1,405,376		1,011,536
U.S. Treasury Note 2.500% due 08/15/2023	4,919,035		3,030,043		2,180,909
U.S. Treasury Note 2.125% due 08/15/2021	2,567,442		1,581,501		1,138,304
U.S. Treasury Note 2.000% due 11/15/2021	2,543,616		1,566,825		1,127,740
U.S. Treasury Note 6.000% due 02/15/2026	19,566,094		12,052,384		8,674,845
U.S. Treasury Note 6.875% due 08/15/2025	5,565,047		3,427,975		2,467,325

	$39,639,114		$24,417,027		$17,574,441

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedules of Investments

December 31, 2013

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	$334,372	0.27%	$—	0.00%
Various energy futures contracts (U.S.)	(30,732)	-0.03%	—	0.00%
Various interest rates futures contracts (Canada)	(53,579)	-0.04%	—	0.00%
Various interest rates futures contracts (Europe)	(610,796)	-0.50%	—	0.00%
Various interest rates futures contracts (Far East)	(220,508)	-0.18%	—	0.00%
Various interest rates futures contracts (Oceanic)	59,057	0.05%	—	0.00%
Various interest rates futures contracts (U.S.)	(587,594)	-0.48%	—	0.00%
Various soft futures contracts (Europe)	(4,921)	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(78,886)	-0.06%	—	0.00%
Various stock index futures contracts (Africa)	2,058	0.00%	—	0.00%
Various stock index futures contracts (Canada)	228,344	0.19%	—	0.00%
Various stock index futures contracts (Europe)	1,201,346	0.99%	—	0.00%
Various stock index futures contracts (Far East)	612,504	0.50%	—	0.00%
Various stock index futures contracts (Oceanic)	215,856	0.18%	—	0.00%
Various stock index futures contracts (U.S.)	1,264,903	1.04%	—	0.00%
Various base metals futures contracts (U.S.)	61,613	0.05%	—	0.00%
Various base metals futures contracts (Europe)	274,544	0.23%	—	0.00%
Various precious metal futures contracts (U.S.)	(1,599)	0.00%	—	0.00%

Total Long Futures Contracts	$2,665,982	2.21%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	$678,490	0.56%	$—	0.00%
Various energy futures contracts (U.S.)	(28,690)	-0.02%	—	0.00%
Various interest rates futures contracts (Canada)	22,659	0.02%	—	0.00%
Various interest rates futures contracts (Europe)	180,840	0.15%	—	0.00%
Various interest rates futures contracts (Far East)	13,953	0.01%	—	0.00%
Various interest rates futures contracts (Oceanic)	(9,507)	-0.01%	—	0.00%
Various interest rates futures contracts (U.S.)	202,638	0.17%	—	0.00%
Various soft futures contracts (Europe)	2,312	0.00%	—	0.00%
Various soft futures contracts (U.S.)	291,787	0.24%	—	0.00%
Various stock index futures contracts (Far East)	(4,464)	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	7,197	0.01%	—	0.00%
Various base metals futures contracts (Europe)	(627,969)	-0.52%	—	0.00%
Various precious metal futures contracts (U.S.)	80,668	0.07%	—	0.00%

Total Short Futures Contracts	$809,914	0.68%	$—	0.00%

CURRENCY FORWARDS *
Various currency forwards contracts	$459,356	0.38%	$—	0.00%

Total Currency Forwards	$459,356	0.38%	$—	0.00%

Total Open Trade Equity (Deficit)	$3,935,252	3.27%	$—	0.00%

OPTIONS PURCHASED *
Various stock index futures contracts (U.S.)	$165,915	0.14%	$—	0.00%

Total Options Purchased	$165,915	0.14%	$—	0.00%

OPTIONS WRITTEN *
Various stock index futures contracts (U.S.)	$(183,856)	-0.15%	$—	0.00%

Total Options Written	$(183,856)	-0.15%	$—	0.00%

Swaps (1)
Frontier XXXIV Balanced select swap (U.S.)	$10,122,003	8.31%	$—	0.00%

Total Swaps	$10,122,003	8.31%	$—	0.00%

	Fair Value		Fair Value
U.S. TREASURY SECURITIES (2)
U.S. Treasury Note 1.125% due 12/31/2019 (Cost $11,178,122)	$3,841,258	3.15%	$577,408	3.28%
U.S. Treasury Note 2.000% due 09/30/2020 (Cost $11,611,497)	3,974,175	3.26%	597,388	3.39%
U.S. Treasury Note 2.500% due 08/15/2023 (Cost $25,034,823)	8,479,137	9.96%	1,274,563	7.24%
U.S. Treasury Note 2.125% due 08/15/2021 (Cost $13,066,678)	4,450,849	3.65%	669,041	3.80%
U.S. Treasury Note 2.000% due 11/15/2021 (Cost $12,945,421)	4,385,427	3.60%	659,207	3.74%
U.S. Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	33,802,791	27.75%	5,081,211	28.85%
U.S. Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	9,614,758	7.89%	1,445,267	8.21%

	$68,548,395	59.26%	$10,304,085	58.51%

	Face Value		Face Value
Additional Disclosure on U.S. Treasury Securities
U.S. Treasury Note 1.125% due 12/31/2019	$4,070,207		$611,824
U.S. Treasury Note 2.000% due 09/30/2020	4,070,207		611,824
U.S. Treasury Note 2.500% due 08/15/2023	8,848,276		1,330,051
U.S. Treasury Note 2.125% due 08/15/2021	4,601,103		691,627
U.S. Treasury Note 2.000% due 11/15/2021	4,601,103		691,627
U.S. Treasury Note 6.000% due 02/15/2026	26,544,827		3,990,153
U.S. Treasury Note 6.875% due 08/15/2025	7,078,621		1,064,041

	$59,814,344		$8,991,147

	Cost		Cost
U.S. Treasury Note 1.125% due 12/31/2019	$3,956,284		$594,699
U.S. Treasury Note 2.000% due 09/30/2020	4,109,669		617,755
U.S. Treasury Note 2.500% due 08/15/2023	8,860,601		1,331,904
U.S. Treasury Note 2.125% due 08/15/2021	4,624,703		695,174
U.S. Treasury Note 2.000% due 11/15/2021	4,581,786		688,723
U.S. Treasury Note 6.000% due 02/15/2026	35,244,178		5,297,818
U.S. Treasury Note 6.875% due 08/15/2025	10,024,255		1,506,821

	$71,401,476		$10,732,894

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedules of Investments

December 31, 2013

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
Swaps (1)
Frontier Brevan Howard swap (U.S.)	$—	0.00%	$5,435,184	32.75%

Total Swaps	$—	0.00%	$5,435,184	32.75%

	Fair Value		Fair Value
U.S. TREASURY SECURITIES (2)
U.S. Treasury Note 1.125% due 12/31/2019 (Cost $11,178,122)	$1,546,657	4.22%	$494,659	2.98%
U.S. Treasury Note 2.000% due 09/30/2020 (Cost $11,611,497)	1,600,175	4.37%	511,775	3.08%
U.S. Treasury Note 2.500% due 08/15/2023 (Cost $25,034,823)	3,414,067	9.32%	1,091,902	6.58%
U.S. Treasury Note 2.125% due 08/15/2021 (Cost $13,066,678)	1,792,104	4.89%	573,159	3.45%
U.S. Treasury Note 2.000% due 11/15/2021 (Cost $12,945,421)	1,765,763	4.82%	564,734	3.40%
U.S. Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	13,610,622	37.17%	4,353,009	26.24%
U.S. Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	3,871,317	10.57%	1,238,142	7.47%

	$27,600,705	75.36%	$8,827,380	53.20%

	Face Value		Face Value
Additional Disclosure on U.S. Treasury Securities
U.S. Treasury Note 1.125% due 12/31/2019	$1,638,841		$524,142
U.S. Treasury Note 2.000% due 09/30/2020	1,638,841		524,142
U.S. Treasury Note 2.500% due 08/15/2023	3,562,699		1,139,438
U.S. Treasury Note 2.125% due 08/15/2021	1,852,603		592,508
U.S. Treasury Note 2.000% due 11/15/2021	1,852,603		592,508
U.S. Treasury Note 6.000% due 02/15/2026	10,688,096		3,418,314
U.S. Treasury Note 6.875% due 08/15/2025	2,850,159		911,550

	$24,083,842		$7,702,602

	Cost		Cost
U.S. Treasury Note 1.125% due 12/31/2019	$1,592,971		$509,471
U.S. Treasury Note 2.000% due 09/30/2020	1,654,731		529,223
U.S. Treasury Note 2.500% due 08/15/2023	3,567,661		1,141,025
U.S. Treasury Note 2.125% due 08/15/2021	1,862,105		595,547
U.S. Treasury Note 2.000% due 11/15/2021	1,844,825		590,020
U.S. Treasury Note 6.000% due 02/15/2026	14,190,831		4,538,575
U.S. Treasury Note 6.875% due 08/15/2025	4,036,199		1,290,875

	$28,749,323		$9,194,736

(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Operations

For the Three Months Ended September 30, 2014 and 2013

(Unaudited)

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/ Short Commodity Fund
	9/30/2014		9/30/2013	9/30/2014		9/30/2013	9/30/2014		9/30/2013
Investment income:
Interest—net	$134,263		$399,992	$62,263		$192,004	$51,721		$249,355

Total Income	134,263		399,992	62,263		192,004	51,721		249,355

Expenses:
Incentive Fees	686,627		—	219,695		—	94,518		—
Management Fees	258,715		333,759	233,608		315,200	176,097		518,079
Service Fees—Class 1	113,027		225,937	64,776		156,560	31,049		71,049
Trading Fees	305,002		475,785	136,886		252,770	65,769		146,883

Total Expenses	1,363,371		1,035,481	654,965		724,530	367,433		736,011

Investment (loss)—net	(1,229,108)		(635,489)	(592,702)		(532,526)	(315,712)		(486,656)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—		—	—		—	—		(6,125,553)
Net change in open trade equity/(deficit)	—		—	—		—	—		3,443,127
Net realized gain/(loss) on swap contracts	—		—	—		—	—		—
Net unrealized gain/(loss) on swap contracts	2,147,690		(986,342)	—		—	620,752		(60,503)
Net realized gain/(loss) on U.S. Treasury securities	42,934		—	20,359		—	18,266		—
Net unrealized gain/(loss) on U.S. Treasury securities	134,076		—	66,727		—	54,026		—
Trading commissions	—		—	—		—	—		(309,658)
Change in fair value of investments in unconsolidated trading companies	4,165,902		(5,709,980)	2,470,823		(2,509,310)	3,524,528		(350,898)

Net gain/(loss) on investments	6,490,602		(6,696,322)	2,557,909		(2,509,310)	4,217,572		(3,403,485)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	5,261,494		(7,331,811)	1,965,207		(3,041,836)	3,901,860		(3,890,141)

Less: Operations attributable to non-controlling interests	—		—	—		—	—		(1,606,510)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$5,261,494		$(7,331,811)	$1,965,207		$(3,041,836)	$3,901,860		$(2,283,631)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$9.12		$(7.42)	$8.12		$(6.87)	N/A		N/A
Class 1a	N/A		N/A	N/A		N/A	$21.24		$(6.30)
Class 2	$10.43		$(7.59)	$9.36		$(6.96)	$29.33		$(8.37)
Class 2a	N/A		N/A	N/A		N/A	$23.70		$(6.30)
Class 3	$9.67	(2)	N/A	$8.73	(3)	N/A	$29.34		$(8.37)
Class 3a	N/A		N/A	N/A		N/A	$23.82	(1)	$(6.24	)(1)

(1)	Class 3a operations began June 17, 2013.
(2)	Class 3 operations began December 16, 2013.
(3)	Class 3 operations began February 25, 2014.

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Statements of Operations

For the Three Months Ended September 30, 2014 and 2013

(Unaudited)

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	9/30/2014	9/30/2013	9/30/2014	9/30/2013
Investment income:
Interest—net	$6,458	$123,819	$—	$68,662

Total Income/(loss)	6,458	123,819	—	68,662

Expenses:
Incentive Fees	373,778	—	150,674	—
Management Fees	265,015	334,849	143,102	140,444
Service Fees—Class 1	479,441	741,647	94,517	141,965
Trading Fees	164,674	261,429	26,340	40,356

Total Expenses	1,282,908	1,337,925	414,633	322,765

Investment (loss)—net	(1,276,450)	(1,214,106)	(414,633)	(254,103)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	4,434,404	1,183,617	—	—
Net change in open trade equity/(deficit)	(2,653,804)	(1,457,328)	—	—
Net realized gain/(loss) on swap contracts	—	(1,645,980)	—	—
Net unrealized gain/(loss) on swap contracts	5,253,082	(998,324)	—	—
Net realized gain/(loss) on U.S. Treasury securities	73,182	—	9,208	—
Net unrealized gain/(loss) on U.S. Treasury securities	199,352	—	21,973	—
Trading commissions	(375,773)	(214,905)	—	—
Change in fair value of investments in unconsolidated trading companies	3,535,154	(6,903,390)	1,588,195	(1,021,631)

Net gain/(loss) on investments	10,465,597	(10,036,310)	1,619,376	(1,021,631)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	9,189,147	(11,250,416)	1,204,743	(1,275,734)

Less: Operations attributable to non-controlling interests	711,053	(1,528,637)	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$8,478,094	$(9,721,779)	$1,204,743	$(1,275,734)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$10.39	$(7.17)	$7.09	$(4.99)
Class 1AP (1)	$12.20	N/A	$10.22	N/A
Class 2	$15.10	$(8.34)	$12.23	$(5.65)
Class 2a	$13.16	$(6.58)	N/A	N/A
Class 3a	$13.12	$(6.56)	N/A	N/A

(1)	Class 1AP began trading July 31, 2014

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Statements of Operations

For the Three Months Ended September 30, 2014 and 2013

(Unaudited)

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	9/30/2014	9/30/2013	9/30/2014	9/30/2013
Investment income/(loss):
Interest—net	$—	$66,992	$—	$29,602

Total Income/(Loss)	—	66,992	—	29,602

Expenses:
Incentive Fees	206,495	—	44,124	—
Management Fees	294,474	264,894	83,810	74,121
Service Fees—Class 1	174,044	211,612	63,543	101,377
Trading Fees	63,974	72,271	21,020	31,828

Total Expenses	738,987	548,777	212,497	207,326

Investment (loss)—net	(738,987)	(481,785)	(212,497)	(177,724)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—	—
Net change in open trade equity/(deficit)	—	—	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—
Net unrealized gain/(loss) on swap contracts	38,217	—	867,812	—
Net realized gain/(loss) on U.S. Treasury securities	107,247	—	9,465	—
Net unrealized gain/(loss) on U.S. Treasury securities	—	—	27,787	—
Trading commissions	—	—	—	—
Change in fair value of investments in unconsolidated trading companies	1,605,937	(380,598)	370,678	(249,447)

Net gain/(loss) on investments	1,751,401	(380,598)	1,275,742	(249,447)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	1,012,414	(862,383)	1,063,245	(427,171)

Less: Operations attributable to non-controlling interests	—	—	385,694	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$1,012,414	$(862,383)	$677,551	$(427,171)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$4.10	$(3.19)	$6.37	$(2.53)
Class 1AP (1)	$10.99	N/A	$10.70	N/A
Class 2	$6.62	$(2.68)	$9.60	$(2.32)

(1)	Class 1AP began trading July 31, 2014

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Operations

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/ Short Commodity Fund
	9/30/2014	9/30/2013	9/30/2014	9/30/2013	9/30/2014	9/30/2013
Investment income:
Interest—net	$434,640	$1,338,676	$228,964	$647,376	$168,573	$834,637

Total Income	434,640	1,338,676	228,964	647,376	168,573	834,637

Expenses:
Incentive Fees	2,073,540	184,498	401,501	—	94,518	—
Management Fees	806,344	1,131,997	740,921	970,110	685,777	1,747,261
Service Fees—Class 1	386,622	822,240	245,369	508,375	99,917	255,223
Trading Fees	954,809	1,726,597	459,996	834,173	211,770	548,982

Total Expenses	4,221,315	3,865,332	1,847,787	2,312,658	1,091,982	2,551,466

Investment (loss)—net	(3,786,675)	(2,526,656)	(1,618,823)	(1,665,282)	(923,409)	(1,716,829)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	325,885	734,081	—	—	(2,580,860)	(6,256,541)
Net change in open trade equity/(deficit)	(83,337)	(566,777)	—	—	961,346	52,457
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—
Net unrealized gain/(loss) on swap contracts	1,756,454	(986,342)	—	—	382,291	(60,503)
Net realized gain/(loss) on U.S. Treasury securities	(84,779)	221,284	(51,271)	107,483	(36,613)	138,776
Net unrealized gain/(loss) on U.S. Treasury securities	2,018,038	(236,981)	1,127,624	(118,107)	828,755	(148,620)
Trading commissions	(6,385)	(5,416)	—	—	(415,314)	(1,093,840)
Change in fair value of investments in unconsolidated trading companies	5,050,301	(13,058,787)	2,461,737	(4,193,804)	2,512,168	(1,010,415)

Net gain/(loss) on investments	8,976,177	(13,898,938)	3,538,090	(4,204,428)	1,651,773	(8,378,686)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	5,189,502	(16,425,594)	1,919,267	(5,869,710)	728,364	(10,095,515)

Less: Operations attributable to non-controlling interests	325,371	—	—	—	(766,822)	(4,287,954)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$4,864,131	$(16,425,594)	$1,919,267	$(5,869,710)	$1,495,186	$(5,807,561)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$8.79	$(16.27)	$9.26	$(13.24)	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$11.27	$(14.98)
Class 2	$10.89	$(16.22)	$11.47	$(12.86)	$16.24	$(19.56)
Class 2a	N/A	N/A	N/A	N/A	$13.68	$(14.61)
Class 3	$12.83 (2)	N/A	$10.79 (3)	N/A	$16.24	$(19.57)
Class 3a	N/A	N/A	N/A	N/A	$13.91	$(8.69)

(1)	Class 3a operations began June 17, 2013.
(2)	Class 3 operations began December 16, 2013.
(3)	Class 3 operations began February 25, 2014.

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Statements of Operations

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	9/30/2014	9/30/2013	9/30/2014	9/30/2013
Investment income:
Interest—net	$21,531	$246,370	$—	$246,719

Total Income/(loss)	21,531	246,370	—	246,719

Expenses:
Incentive Fees	1,827,118	657,063	177,351	—
Management Fees	819,552	1,250,878	421,826	487,737
Service Fees—Class 1	1,521,144	2,658,114	297,904	452,617
Trading Fees	519,831	934,900	82,892	128,680

Total Expenses	4,687,645	5,500,955	979,973	1,069,034

Investment (loss)—net	(4,666,114)	(5,254,585)	(979,973)	(822,315)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	12,165,000	(1,691,547)	—	—
Net change in open trade equity/(deficit)	(4,189,205)	(257,325)	—	—
Net realized gain/(loss) on swap contracts	—	(3,554,723)	—	—
Net unrealized gain/(loss) on swap contracts	4,627,411	(225,707)	—	—
Net realized gain/(loss) on U.S. Treasury securities	(152,688)	362,137	(25,780)	78,233
Net unrealized gain/(loss) on U.S. Treasury securities	3,614,127	(387,826)	518,026	(83,782)
Trading commissions	(1,012,206)	(1,361,766)	—	—
Change in fair value of investments in unconsolidated trading companies	(349,281)	(15,834,449)	1,259,694	338,654

Net gain/(loss) on investments	14,703,158	(22,951,206)	1,751,940	333,105

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	10,037,044	(28,205,791)	771,967	(489,210)

Less: Operations attributable to non-controlling interests	4,018,912	(2,141,659)	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$6,018,132	$(26,064,132)	$771,967	$(489,210)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$7.96	$(18.60)	$5.46	$(2.64)
Class 1AP (1)	$12.21	N/A	$10.22	N/A
Class 2	$13.96	$(21.00)	$9.65	$(1.16)
Class 2a	$12.84	$(16.25)	N/A	N/A
Class 3a	$12.80	$(16.21)	N/A	N/A

(1)	Class 1AP began trading July 31, 2014

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Statements of Operations

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	9/30/2014	9/30/2013	9/30/2014	9/30/2013
Investment income:
Interest—net	$41	$271,603	$—	$102,598

Total Income	41	271,603	—	102,598

Expenses:
Incentive Fees	622,124	—	131,123	—
Management Fees	862,495	785,269	245,785	288,326
Service Fees—Class 1	534,989	661,315	202,143	337,523
Trading Fees	192,618	223,928	65,398	105,156

Total Expenses	2,212,226	1,670,512	644,449	731,005

Investment (loss)—net	(2,212,185)	(1,398,909)	(644,449)	(628,407)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—	—
Net change in open trade equity/(deficit)	—	—	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—
Net unrealized gain/(loss) on swap contracts	—	—	401,659	—
Net realized gain/(loss) on U.S. Treasury securities	(59,132)	115,236	(19,370)	50,795
Net unrealized gain/(loss) on U.S. Treasury securities	1,537,039	(123,411)	450,381	(54,398)
Trading commissions	—	—	—	—
Change in fair value of investments in unconsolidated trading companies	3,166,754	1,408,825	624,835	1,099,875

Net gain/(loss) on investments	4,644,661	1,400,650	1,457,505	1,096,272

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	2,432,476	1,741	813,056	467,865

Less: Operations attributable to non-controlling interests	—	—	177,660	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$2,432,476	$1,741	$635,396	$467,865

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$9.58	$(1.11)	$6.90	$1.00
Class 1AP (1)	$10.99	N/A	$10.70	N/A
Class 2	$16.17	$2.21	$12.32	$4.05

(1)	Class 1AP began trading July 31, 2014

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2014

(Unaudited)

	Equinox Frontier Diversified Fund								Equinox Frontier Masters Fund
	Class 1	Class 1	Class 2	Class 2	Class 3 (2)	Class 3 (2)			Class 1	Class 2	Class 2	Class 3	Class 3
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2013	$23,953	$28,720,094	$1,904,660	$32,810,331	$—	$—	$—	$63,459,038	$23,115,495	$559,668	$9,846,494	$25,274	$223,853	$33,770,784
Sale of Units	—	581,038	—	357,647	23,159	4,927,643	—	5,889,487	186,801	—	35,000	—	3,708,418	3,930,219
Redemption of Units	(23,159)	(12,732,767)	—	(7,801,018)	—	(545,958)	—	(21,102,902)	(12,386,749)	—	(3,314,357)	—	(1,025,719)	(16,726,825)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	(325,371)	(325,371)	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	325,371	325,371	—	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations	(794)	1,445,697	219,979	2,722,505	3,527	473,217	—	4,864,131	632,299	64,542	763,213	2,968	456,245	1,919,267

Owners’ Capital, September 30, 2014	$—	$18,014,062	$2,124,639	$28,089,465	$26,686	$4,854,902	$—	$53,109,754	$11,547,846	$624,210	$7,330,350	$28,242	$3,362,797	$22,893,445

Owners’ Capital—Units, December 31, 2013	275	329,730	14,576	353,351	—	—			251,718	5,627	98,997	275	2,436
Sale of Units	—	6,939	—	3,934	—	56,677			2,062	—	364	—	41,383
Redemption of Units	(275)	(149,053)	—	(84,773)	—	(6,133)			(139,546)	—	(33,282)	—	(11,074)

Owners’ Capital—Units, September 30, 2014	—	187,616	14,576	272,512	—	50,544			114,234	5,627	66,079	275	32,745

		(1)		(1)		(1)			(1)		(1)		(1)
Net asset value per unit at December 31, 2013		$87.10		$94.35		$84.21			$91.83		$99.46		$91.91
Change in net asset value per unit for the period		8.79		10.89		12.83			9.26		11.47		10.79

Net asset value per unit at September 30, 2014		$95.89		$105.24		$97.04			$101.09		$110.93		$102.70

(1)	Values are for both the Managing Owner and Limited Owners.
(2)	Class 3 trading began on February 24, 2014.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2014

(Unaudited)

	Equinox Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 1a	Class 2a		Class 3a
	Managing Owner	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Owners’ Capital, December 31, 2013	$386,171	$2,985,627	$9,619,596	$8,752,826	$222,971	$2,880,434	$10,991	$246,480	$3,229,042	$28,334,138
Sale of Units	—	—	—	107,716	—	—	—	491,199	—	598,915
Redemption of Units	—	(1,963,131)	(2,366,748)	(3,048,190)	—	(1,304,679)	—	(142,966)	—	(8,825,714)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	—	(2,462,220)	(2,462,220)
Contributions	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	(766,822)	(766,822)
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	50,069	(12,881)	760,735	486,873	30,397	92,136	1,522	86,335	—	1,495,186

Owners’ Capital, September 30, 2014	$436,240	$1,009,615	$8,013,583	$6,299,225	$253,368	$1,667,891	$12,513	$681,048	$—	$18,373,483

Owners’ Capital—Units, December 31, 2013	3,083	23,835	76,774	94,391	2,222	28,708	109	2,454
Sale of Units	—	—	—	1,292	—	—	—	5,024
Redemption of Units	—	(16,700)	(20,158)	(35,114)	—	(14,079)	—	(1,523)

Owners’ Capital—Units, September 30, 2014	3,083	7,135	56,616	60,569	2,222	14,629	109	5,955

		(1)		(1)		(1)		(1)
Net asset value per unit at December 31, 2013		$125.26	$125.30	$92.73		$100.34		$100.47
Change in net asset value per unit for the period		16.24	16.24	11.27		13.68		13.91

Net asset value per unit at September 30, 2014		$141.50	$141.54	$104.00		$114.02		$114.38

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2014

(Unaudited)

	Equinox Frontier Balanced Fund
	Class 1	Class 1AP (2)	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non- Controlling Interests	Total
Owners’ Capital, December 31, 2013	$80,801,534	$—	$1,374,533	$25,236,584	$147,003	$344,576	$2,322,629	$11,599,368	$121,826,227
Sale of Units	112,701	1,011,652	—	10,664	—	—	—	—	1,135,017
Redemption of Units	(19,830,046)	(408,022)	(250,000)	(7,120,029)	—	(4,070)	(335,516)	—	(27,947,683)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	(11,489,237)	(11,489,237)
Contributions	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	4,018,912	4,018,912
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	3,913,756	85,531	104,201	1,648,276	15,885	36,713	213,770	—	6,018,132

Owners’ Capital, September 30, 2014	$64,997,945	$689,161	$1,228,734	$19,775,495	$162,888	$377,219	$2,200,883	$4,129,043	$93,561,368

Owners’ Capital—Units, December 31, 2013	760,206	—	9,784	179,627	1,237	2,901	19,615
Sale of Units	1,088	9,858	—	77	—	—	—
Redemption of Units	(192,404)	(3,856)	(1,828)	(51,666)	—	(35)	(2,841)

Owners’ Capital—Units, September 30, 2014	568,890	6,002	7,956	128,038	1,237	2,866	16,774

Net asset value per unit at December 31, 2013	$106.29	$102.62		$140.49 (1)		$118.80 (1)	$118.41
Change in net asset value per unit for the period	7.96	12.21		13.96		12.84	12.80

Net asset value per unit at September 30, 2014	$114.25	$114.83		$154.45		$131.64	$131.21

(1)	Values are for both the Managing Owner and Limited Owners.
(2)	Class 1AP began operations July 31, 2014

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2014

(Unaudited)

	Equinox Frontier Select Fund					Equinox Frontier Winton Fund					Equinox Frontier Heritage Fund
	Class 1	Class 1AP (2)	Class 2			Class 1	Class 1AP (2)	Class 2			Class 1	Class 1AP (2)	Class 2
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Owners’ Capital, December 31, 2013	$15,852,947	$—	$7,336	$1,751,565	$17,611,848	$26,164,147	$—	$36,002	$10,424,688	$36,624,837	$11,328,406	$—	$57,484	$2,792,578	$2,415,637	$16,594,105
Sale of Units	7,439	194,475	—	—	201,914	133,316	288,379	—	—	421,695	18,384	244,674	—	—	—	263,058
Redemption of Units	(3,896,176)	(156,681)	—	(468,583)	(4,521,440)	(4,632,817)	(212,304)	—	(307,865)	(5,152,986)	(3,369,362)	(202,374)	—	(364,411)	—	(3,936,147)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	—	—	—	—	—	—	—	921	921
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	177,660	177,660
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	657,404	4,528	680	109,355	771,967	1,481,542	5,576	3,344	942,014	2,432,476	403,459	6,150	5,276	220,511	—	635,396

Owners’ Capital, September 30, 2014	$12,621,614	$42,322	$8,016	$1,392,337	$14,064,289	$23,146,188	$81,651	$39,346	$11,058,837	$34,326,022	$8,380,887	$48,450	$62,760	$2,648,678	$2,594,218	$13,734,993

Owners’ Capital—Units, December 31, 2013	198,518	—	70	16,820		187,438	—	207	59,854		111,005	—	428	20,807
Sale of Units	97	2,575	—	—		936	2,076	—	—		185	2,477	—	—
Redemption of Units	(50,683)	(2,081)	—	(4,583)		(33,202)	(1,531)	—	(1,754)		(34,265)	(2,034)	—	(2,731)

Owners’ Capital—Units, September 30, 2014	147,932	494	70	12,237		155,172	545	207	58,100		76,925	443	428	18,076

Net asset value per unit at December 31, 2013	$79.86	$75.53		$104.14 (1)		$139.59	$138.93		$174.17 (1)		$102.05	$98.80		$134.21 (1)
Change in net asset value per unit for the period	5.46	10.22		9.65		9.58	10.99		16.17		6.90	10.70		12.32

Net asset value per unit at September 30, 2014	$85.32	$85.75		$113.79		$149.17	$149.92		$190.34		$108.95	$109.50		$146.53

(1)	Values are for both the Managing Owner and Limited Owners.
(2)	Class 1AP began trading July 31, 2014

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/ Short Commodity Fund
	9/30/2014	9/30/2013	9/30/2014	9/30/2013	9/30/2014	9/30/2013
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$5,189,502	$(16,425,594)	$1,919,267	$(5,869,710)	$728,364	$(10,095,515)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity/(deficit), at fair value	—	—	—	—	(191,069)	(619,244)
Net change in options purchased, at fair value	—	—	—	—	98,740	—
Net change in options written, at fair value	—	—	—	—	(172,650)	(899,388)
Net change in ownership allocation of U.S. Treasury securities	(1,680,901)	154,070	4,042,114	413,252	(526,726)	68,797
Net change in ownership allocation of custom time deposits	—	5,897,177	—	2,331,811	—	7,690,645
Net realized (gain) on swap contracts	—	—	—	—	—	—
Net unrealized (gain)/loss on swap contracts	(1,756,454)	986,342	—	—	(382,291)	60,503
Net unrealized (gain)/loss on U.S. Treasury securities	(2,018,038)	236,981	(1,127,624)	118,107	(828,755)	148,620
Net realized (gain)/loss on U.S. Treasury securities	84,779	(221,284)	51,271	(107,483)	36,613	(138,776)
(Purchases) sales of:
Purchases of swap contracts		(3,400,000)				(2,880,000)
Sales of U.S. Treasury securities	15,921,359	3,683,233	8,685,478	1,789,033	6,563,688	2,309,899
Sales of custom time deposits	—	16,009,441	—	7,776,160	—	10,040,146
Increase and/or decrease in:
Receivable from futures commission merchants	—	—	—	—	7,836,808	7,848,932
Change in control of ownership—trading companies	(325,371)	—	—	—	(2,462,220)	1,574,902
Contributions to trading companies	—	—	—	—	—	5,619,753
Distributions from trading companies	—	—	—	—	—	(5,143,244)
Investments in unconsolidated trading companies, at fair value	130,919	22,862,088	(1,240,976)	844,519	(2,353,354)	3,675,238
Prepaid service fees—Class 1	414	30,322	10,949	37,176	2,719	34,133
Interest receivable	370,644	53,818	252,121	30,899	163,095	33,380
Receivable from other series	—	—	(1,270)	—	—	(1,483)
Receivable from related parties	1,035	113,093	—	38,735	137	—
Other assets	—	—	—	—	1	—
Incentive fees payable to Managing Owner	110,502	(189,903)	219,695	—	94,519	—
Management fees payable to Managing Owner	(10,902)	(48,724)	(24,796)	(19,398)	(52,738)	(125,332)
Interest payable to Managing Owner	(4,961)	(10,934)	(4,559)	(5,145)	(3,565)	(7,092)
Trading fees payable to Managing Owner	(21,049)	(78,397)	(24,177)	(24,044)	(10,968)	(36,780)
Service fees payable to Managing Owner	(17,712)	(34,538)	(18,603)	(7,710)	(4,880)	(6,369)
Payables to related parties	2,229	(19,435)	—	(8,274)	—	(34,037)
Other liabilities	—	—	—	—	—	356

Net cash provided by (used in) operating activities	15,975,995	29,597,756	12,738,890	7,337,928	8,535,468	19,118,044

Cash Flows from Financing Activities:
Proceeds from sale of units	5,889,487	4,172,537	3,930,219	3,139,507	598,915	1,061,453
Payment for redemption of units	(21,102,902)	(34,946,093)	(16,726,825)	(11,195,145)	(8,825,714)	(20,842,807)
Pending owner additions	(1,373)	38,160	75	(14,160)	(2)	(62,537)
Owner redemptions payable	(271,689)	(163,166)	(7,155)	17,107	(72,579)	(291,074)

Net cash provided by (used in) financing activities	(15,486,477)	(30,898,562)	(12,803,686)	(8,052,691)	(8,299,380)	(20,134,965)

Net increase (decrease) in cash and cash equivalents	489,518	(1,300,806)	(64,796)	(714,763)	236,088	(1,016,921)
Cash and cash equivalents, beginning of period	1,827,897	2,681,889	1,125,954	1,542,661	810,418	1,710,151

Cash and cash equivalents, end of period	$2,317,415	$1,381,083	$1,061,158	$827,898	$1,046,506	$693,230

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	9/30/2014	9/30/2013	9/30/2014	9/30/2013
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$10,037,044	$(28,205,791)	$771,967	$(489,210)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	4,284,093	(474,837)	—	—
Net change in options purchased, at fair value	165,915	—	—	—
Net change in options written, at fair value	(183,056)	302,428	—	—
Net change in ownership allocation of U.S. Treasury securities	2,882,510	(101,758)	1,955,964	(346,146)
Net change in ownership allocation of total return swaps	—	3,911	—	—
Net change in ownership allocation of custom time deposits	—	(6,231,481)	—	(3,672,345)
Net unrealized (gain)/loss on swap contracts	(4,627,411)	225,707	—	—
Net realized (gain)/loss on swap contracts	—	3,554,723	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	(3,614,127)	387,826	(518,026)	83,782
Net realized (gain)/loss on U.S. Treasury securities	152,688	(362,137)	25,780	(78,233)
(Purchases) sales of:
Purchases of swap contracts		(9,600,000)
Sales of swap contracts	—	20,694,866	—	—
Sales of custom time deposits	—	26,199,849	—	5,659,957
Sales of U.S. Treasury securities	28,506,883	6,027,702	4,254,841	1,302,165
Increase and/or decrease in:
Receivable from futures commission merchants	12,657,317	71,095,325	—	—
Change in control of ownership—trading companies	(11,489,237)	(51,747,039)	—	—
Investments in unconsolidated trading companies, at fair value	(11,119,409)	2,604,968	(2,531,158)	3,029,814
Contributions to trading companies	—	56,807,054	—	—
Distributions from trading companies	—	(39,448,498)	—	—
Prepaid service fees—Class 1	234	(423)	—	—
Interest receivable	701,720	83,074	114,319	13,417
Receivable from other series	—	17,313	—	—
Receivable from related parties	—	—	—	—
Other assets	42	34,251	—	—
Incentive fees payable to Managing Owner	(318,139)	(527,306)	150,674	—
Management fees payable to Managing Owner	(20,463)	(100,845)	725	(57,543)
Interest payable to Managing Owner	(58,108)	(123,285)	(10,359)	(8,927)
Trading fees payable to Managing Owner	(14,886)	(53,247)	(2,291)	(3,376)
Service fees payable to Managing Owner	(45,405)	(130,289)	(8,922)	(12,469)
Payables to related parties	6,821	4,778	383	(47,213)
Other liabilities	—	1,387	—	—

Net cash provided by (used in) operating activities	27,904,226	50,938,226	4,203,897	5,373,673

Cash Flows from Financing Activities:
Proceeds from sale of units	1,135,017	234,538	201,914	12,067
Payment for redemption of units	(27,947,683)	(53,244,347)	(4,521,440)	(5,594,062)
Pending owner additions	(1,449)	(20,031)	(64)	(582)
Owner redemptions payable	(726,722)	418,418	33,473	(25,021)

Net cash provided by (used in) financing activities	(27,540,837)	(52,611,422)	(4,286,117)	(5,607,598)

Net increase (decrease) in cash and cash equivalents	363,389	(1,673,196)	(82,220)	(233,925)
Cash and cash equivalents, beginning of period	3,292,570	4,111,855	494,931	664,310

Cash and cash equivalents, end of period	$3,655,959	$2,438,659	$412,711	$430,385

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	9/30/2014	9/30/2013	9/30/2014	9/30/2013
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$2,432,476	$1,741	$813,056	$467,865
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	—	—	—	—
Net change in ownership allocation of U.S. Treasury securities	(5,844,640)	(117,717)	481,524	(73,002)
Net change in custom time deposits	—	(6,257,558)	—	(2,059,790)
Net unrealized (gain)/loss on swap contracts	—	—	(401,659)	—
Net realized (gain)/loss on swap contracts	—	—	—	—
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	(1,537,039)	123,411	(450,381)	54,398
Net realized (gain) loss on U.S. Treasury securities, at fair value	59,132	(115,236)	19,370	(50,795)
(Purchases) sale of:
Sales of custom time deposits	—	8,337,112	—	3,674,906
Sales of U.S. Treasury Securities, at fair value	12,579,837	1,918,089	3,621,880	845,472
Increase and/or decrease in:
Change in control of ownership of trading companies	—	—	921	—
Contributions to trading companies	—	—	—	—
Distributions from trading companies	—	—	—	—
Investments in unconsolidated trading companies, at fair value	(2,552,999)	153,336	(550,448)	3,216,059
Interest receivable	247,358	25,228	90,759	10,829
Receivable from other series	—	—	—	—
Receivable from related parties	—	—	—	—
Other assets	(33,200)	—	—	—
Incentive fees payable to Managing Owner	106,235	—	28,713	—
Management fees payable to Managing Owner	(24,853)	875	752	(39,305)
Interest payable to Managing Owner	(10,510)	(7,317)	(8,062)	(8,775)
Trading fees payable to Managing Owner	(1,377)	(2,736)	(1,857)	(3,301)
Service fees payable to Managing Owner	(8,144)	(10,407)	(7,247)	(10,500)
Payables to related parties	9,997	1,507	1,651	544
Other liabilities	—	—	—	—

Net cash provided by (used in) operating activities	5,422,273	4,050,328	3,638,972	6,024,605

Cash Flows from Financing Activities:
Proceeds from sale of units	421,695	134,791	263,058	32,332
Payment for redemption of units	(5,152,986)	(4,717,899)	(3,936,147)	(6,247,787)
Pending owner additions	(992)	(1,764)	(422)	(1,244)
Owner redemptions payable	(4,748)	143,303	74,502	2,974

Net cash provided by (used in) financing activities	(4,737,031)	(4,441,569)	(3,599,009)	(6,213,725)

Net increase (decrease) in cash and cash equivalents	685,242	(391,241)	39,963	(189,120)
Cash and cash equivalents, beginning of period	1,325,731	1,249,455	424,001	536,159

Cash and cash equivalents, end of period	$2,010,973	$858,214	$463,964	$347,039

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Notes to Financial Statements (Unaudited)

1. Organization and Purpose

Equinox Frontier Funds, which is referred to in this report as the “Trust”, was formed on August 8, 2003, as a Delaware statutory trust. Please refer to the consolidated financial statements of the Trust included within this periodic report. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest (the “Units”) pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). It is managed by its managing owner, Equinox Fund Management, LLC (the “Managing Owner”).

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

The Trust, with respect to each Series:

•	engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

•	allocates funds to a limited liability trading company or companies (“Trading Company”). Except as otherwise described in these notes, each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s assets and make the trading decisions for the assets of each Series vested in such Trading Company. Each Trading Company will segregate its assets from any other Trading Company;

•	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

•	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

•	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

•	maintains each Series of Units with between two to six sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1, Class 1AP or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1, Class 1AP or Class 1a of such Series, is prepaid to Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents; and

•	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund or Equinox Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

The assets of any particular Series include only those funds and other assets that are paid to, held by or distributed to the Trust, with respect to the Series, on account of and for the benefit of that Series. Under the “Inter-Series Limitation on Liability” expressly provided for under Section 3804(a) of the Trust Act, separate and distinct records of the cash and equivalents, although pooled for maximizing returns, are maintained in the books and records of each Series.

As of September 30, 2014, the Trust, with respect to the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Equinox Frontier Balanced Fund and the Equinox Frontier Long/Short Commodity Fund separates Units into a maximum of seven separate Classes—Class 1, Class 1AP, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective

Series has invested monies into pooled cash management assets which have included purchases of U.S. Treasury Securities and custom time deposits. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

As of September 30, 2014, Equinox Frontier Winton Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies and one or more Trading Advisors may manage the assets invested in such Trading Companies.

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

Basis of Presentation—The Series of the Trust follow U.S. Generally Accepted Accounting Principles (“GAAP”), as established by the Financial Accounting Standards Board (the “FASB”), to ensure consistent reporting of financial condition, condensed schedules of investments, results of operations, changes in capital and cash flows. The Trust is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946.

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

As of September 30, 2014, the consolidated balance sheet of Equinox Frontier Balanced Fund included the assets and liabilities of its majority owned Trading Companies. These Trading Companies include Frontier Trading Company XIV, LLC, Frontier Trading Company XXIII, LLC, and Frontier Trading Company XXXIV, LLC.

For the nine months ended September 30, 2014, the consolidated income statement of Equinox Frontier Balanced Fund included the earnings of its majority owned Trading Companies. These Trading Companies include Frontier Trading Company I, LLC (except for the earnings from January 31, 2014 to February 2, 2014, April 7, 2014 to April 11, 2014, and June 16, 2014 to September 30, 2014), Frontier Trading Company XIV, LLC (except for the earnings from January 14, 2014 to February 27, 2014), Frontier Trading Company XXIII, LLC (except for the earnings from January 1, 2014 to April 28, 2014), and Frontier Trading Company XXXIV, LLC (except for the earnings from January 1, 2014 to July 30, 2014).

As of September 30, 2014, the consolidated balance sheet of Equinox Frontier Long/Short Commodity Fund included the assets and liabilities of its majority owned Trading Company, Frontier Trading Company XXXVII, LLC.

For the nine months ended September 30, 2014, the consolidated income statement of Equinox Frontier Long/Short Commodity Fund included the earnings of its majority owned Trading Companies. These Trading Companies include Frontier Trading Company VII, LLC (except for the earnings from April 5, 2014 to September 30, 2014), Frontier Trading Company XVIII, LLC (except for the earnings from September 5, 2014 to September 30, 2014) and Frontier Trading Company XXXVII, LLC.

As of September 30, 2014, the consolidated balance sheet of Equinox Frontier Diversified Fund included the assets and liabilities of its majority owned Trading Company, Frontier Trading Company XXXV, LLC.

For the nine months ended September 30, 2014, the consolidated income statement of Equinox Frontier Diversified Fund included the earnings of its majority owned Trading Companies. These Trading Companies include Frontier Trading Company I, LLC (except for the earnings from January 1, 2014 to January 30, 2014 and from February 3, 2014 to September 30, 3014) and Frontier Trading Company XXXV, LLC.

As of and for the nine months ended September 30, 2014, the consolidated balance sheet and income statement of Equinox Frontier Heritage Fund included the assets, liabilities and earnings of its majority owned Trading Company, Frontier Trading Company XXXIX, LLC.

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

Interest Income—Aggregate interest income from all sources, including U.S. Treasuries and assets held at a futures commission merchants (“FCM”), of up to two percentage points of the aggregate percentage yield (annualized), is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class, Class 1AP and Class 2 only), Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund and Equinox Frontier Balanced Fund (Class 1a, Class 2a and Class 3a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. All interest not paid to the Managing Owner is interest income to the Series.

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

Allocation of Earnings—Each Series of the Trust may maintain between two or seven classes of Units—Class 1, Class 1AP, Class 2, Class 3, Class 1a, Class 2a and Class 3a). All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3 and Class 3a Units based on each Class’ respective owners’ capital balances as applicable to the classes maintained by the Series.

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

Service Fees—The Trust may maintain each Series of Units in between two to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1, Class 1AP or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents.

These service fees are part of the offering costs of the Trust, with respect to the Series, which include registration and filing fees, legal and blue sky expenses, accounting and audit, printing, marketing support and other offering costs which are borne by the Managing Owner. With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Class 1, Class 1AP and Class 1a Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed for such payment by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk of the downside and the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months.

Pending Owner Additions—Funds received for new subscriptions and for additions to existing owner interests are recorded as capital additions at the NAV per unit of the second business day following receipt.

Recently Adopted Accounting Pronouncements—In September of 2013, FASB issued ASU 2013-08 to (i) modify Topic 946 for determining whether an entity is an investment company; (ii) update the measurement requirements for noncontrolling interests in other investment companies; and (iii) require additional disclosures for investment companies under U.S. GAAP. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on the financial positions or results of operations.

Recently Issued Accounting Pronouncements— In May 2014 the FASB issued a final standard on revenue from contracts with customers. The standard, issued as FASB ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The ASU is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. A full retrospective or modified retrospective approach may be taken to adopt the guidance in the ASU. The Trust is currently evaluating the impact of the provisions of ASU 2014-09 on its consolidated financial position, results of operations and related disclosures.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value basis upon daily reports from the counterparty. The Managing Owner values the investments based on the CTA’s estimated position information on a same-trading day basis. The Managing Owner reviews and approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts. The fair value is corroborated through the use of a third party pricing service (“pricing service”). The valuation requires significant estimates utilizing Level 3 inputs, corroborated by management through the use of a third party pricing service. The pricing service, utilizing proprietary model-intensive methodologies, selects and implements the pricing model appropriate for each swap valuation. The pricing service does not provide detail of the pricing model to management. The Managing Owner engages, via inquiry and review of methodology documentation, with the service provider to gain an understanding of the valuation model selected, the components of the model, both observable and unobservable, and quality control testing procedures in place. The pricing service’s methodology includes performance of tolerance testing on its valuation models to ensure consistency and reasonableness of the values derived. The tolerance testing includes valuing the components of the product separately, i.e. underlying asset, volatility, financing rates, and so forth. The tolerance testing is part of the initial valuation setup and the ongoing daily valuation process. The pricing service also has several layers of quality control including: engineering / reverse engineering process to understand each Swap and its subcomponent parts fully; comparative analysis against other valuations performed with similar composition and characteristics; review of output valuation against expectations based on observable price movements of underlying futures; and lastly, periodic review by a senior a financial engineer to ensure the design and function of the model is stable and performs as expected.

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

The following table summarizes the instruments that comprise the Trust, with respect to the Series, financial asset portfolio, by Series, measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Equinox Frontier Diversified Fund
Investments in Unconsolidated Trading Companies	$20,642,260	$64,093	$—	$20,706,353
Swap Contracts	—	—	5,194,086	5,194,086
U.S. Treasury Securities	25,748,218	—	—	25,748,218
Equinox Frontier Masters Fund
Investments in Unconsolidated Trading Companies	10,035,957	371,729	—	10,407,686
U.S. Treasury Securities	11,790,258	—	—	11,790,258
Equinox Frontier Long/Short Commodity Fund
Investments in Unconsolidated Trading Companies	2,994,026	15,097	—	3,009,123
Swap Contracts	—	—	2,838,837	2,838,837
U.S. Treasury Securities	11,627,470	—	—	11,627,470
Equinox Frontier Balanced Fund
Open Trade Equity (Deficit)	256,479	(605,320)	—	(348,841)
Investments in Unconsolidated Trading Companies	24,199,902	632,822	—	24,832,724
Swap Contracts	—	—	14,749,414	14,749,414
U.S. Treasury Securities	40,620,441	—	—	40,620,441
Equinox Frontier Select Fund
Investments in Unconsolidated Trading Companies	6,027,269	774,215	2,594,218	9,395,702
U.S. Treasury Securities	4,585,526	—	—	4,585,526
Equinox Frontier Winton Fund
Investments in Unconsolidated Trading Companies	10,737,129	(404,807)	—	10,332,322
U.S. Treasury Securities	22,343,415	—	—	22,343,415
Equinox Frontier Heritage Fund
Investments in Unconsolidated Trading Companies	2,530,178	(90,464)	—	2,439,714
Swap Contracts	—	—	5,836,843	5,836,843
U.S. Treasury Securities	5,154,987	—	—	5,154,987

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Equinox Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$20,167,937	$669,335	$—	$20,837,272
Swap Contracts	—	—	3,437,632	3,437,632
U.S. Treasury Securities	38,055,417	—	—	38,055,417
Equinox Frontier Masters Fund
Investment in Unconsolidated Trading Companies	8,290,975	875,735	—	9,166,710
U.S. Treasury Securities	23,441,497	—	—	23,441,497
Equinox Frontier Long/Short Commodity Fund
Open Trade Equity (Deficit)	(191,069)	—	—	(191,069)
Options purchased	—	98,740	—	98,740
Options Written	—	(172,650)	—	(172,650)
Investment in Unconsolidated Trading Companies	655,769	—	—	655,769
Swap Contracts	—	—	2,456,546	2,456,546
U.S. Treasury Securities	16,872,290	—	—	16,872,290
Equinox Frontier Balanced Fund
Open Trade Equity (Deficit)	3,475,896	459,356	—	3,935,252
Options purchased	—	165,915	—	165,915
Options Written	—	(183,856)	—	(183,856)
Investment in Unconsolidated Trading Companies	12,953,295	760,020	—	13,713,315
Swap Contracts	—	—	10,122,003	10,122,003
U.S. Treasury Securities	68,548,395	—	—	68,548,395
Equinox Frontier Select Fund
Investment in Unconsolidated Trading Companies	3,886,810	562,097	2,415,637	6,864,544
U.S. Treasury Securities	10,304,085	—	—	10,304,085
Equinox Frontier Winton Fund
Investment in Unconsolidated Trading Companies	7,772,031	7,292	—	7,779,323
U.S. Treasury Securities	27,600,705	—	—	27,600,705
Equinox Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	1,887,631	1,635	—	1,889,266
Swap Contracts	—	—	5,435,184	5,435,184
U.S. Treasury Securities	8,827,380	—	—	8,827,380

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the nine months ended September 30, 2014 and year ended December 31, 2013, all identified Level 3 assets are components of the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund.

For the Nine Months Ended September 30, 2014

Swaps:

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund
Balance of recurring Level 3 assets as of January 1, 2014	$3,437,632	$2,456,546	$10,122,003
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	1,756,454	382,291	4,627,411
Purchases of investments	—	—	—
Sales of investments	—	—
Change in ownership allocation of total return swaps	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of September 30, 2014	$5,194,086	$2,838,837	$14,749,414

Equinox Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2014	$5,435,184
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	401,659
Purchases of investments	—
Sales of investments	—
Change in ownership allocation of total return swaps	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of September 30, 2014	$5,836,843

Investments in Unconsolidated Trading Companies:

Equinox Frontier Select Fund
Balance of recurring Level 3 assets as of January 1, 2014	$2,415,637
Change in fair value of investments in unconsolidated trading companies	178,581
Proceeds from sales of investments of unconsolidated trading companies	—
Purchases of investments of unconsolidated trading companies	—
Change in ownership allocation	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of September 30, 2014	$2,594,218

For the Year Ended December 31, 2013

Swaps:

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund
Balance of recurring Level 3 assets as of January 1, 2013	$—	$—	$22,289,478
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	(3,554,723)
Included in earnings-unrealized	37,632	(423,454)	2,486,559
Purchases of investments	3,400,000	2,880,000	9,600,000
Sales of investments	—	—	(20,694,866)
Change in ownership allocation of total return swaps	—	—	(4,445)
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2013	$3,437,632	$2,456,546	$10,122,003

Equinox Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2013	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	591,793
Purchases of investments	—
Sales of investments	—
Change in ownership allocation of total return swaps	4,843,391
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2013	$5,435,184

Investments in Unconsolidated Trading Companies:

	Equinox Frontier Balanced Fund	Equinox Frontier Select Fund
Balance of recurring Level 3 assets as of January 1, 2013	$—	$—
Change in fair value of investments in unconsolidated trading companies	(427,558)	(1,461)
Proceeds from sales of investments of unconsolidated trading companies	(972,442)	—
Purchases of investments of unconsolidated trading companies	1,400,000	1,600,000
Change in ownership allocation	—	817,098
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2013	$—	$2,415,637

	Equinox Frontier Diversified Fund	Equinox Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2013	$—	$—
Change in fair value of investments in unconsolidated trading companies	(133,970)	(1,827)
Proceeds from sales of investments of unconsolidated trading companies	—	—
Purchases of investments of unconsolidated trading companies	1,000,000	2,000,000
Change in ownership allocation	(866,030)	(1,998,173)
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2013	$—	$—

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine months ended September 30, 2014 and year ended December 31, 2013, the Trust did not transfer any assets between Level 1, 2 or 3.

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of September 30, 2014 and December 31, 2013, approximately 11.4% and 7.0%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps and is recorded as cash and cash equivalents on the Statements of Financial Condition of the Trust.

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

The Series had invested in the following Swaps as of and for the nine months ended September 30, 2014:

	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund
	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$67,610,098	$35,500,000	$16,590,513
Termination Date	8/2/2018	8/2/2018	8/7/2018
Investee Returns	On Default	On Default	On Default
Realized Gain/(Loss)	$0	$0	$0

Unrealized Gain/(Loss)	$4,627,411	$1,756,454	$382,291

Fair Value as of 9/30/14	$14,749,414	$5,194,086	$2,838,837

	Equinox Frontier Heritage Fund
	Total Return Swap
Counterparty	DeutscheBank AG
Notional Amount	$18,663,283
Termination Date	3/26/2018
Investee Returns	On Default
Realized Gain/(Loss)	$0

Unrealized Gain/(Loss)	$401,659

Fair Value as of 9/30/14	$5,836,843

The Series have invested in the following Swaps as of and for the year ended December 31, 2013:

	Equinox Frontier Balanced Fund
	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Societe Generale	DeutscheBank	DeutscheBank AG
Notional Amount	$—	$—	$64,000,000
Termination Date	11/21/2014	6/30/2016	8/2/2018
Investee Returns	Total Returns	On Default	On Default
Realized Gain/(Loss)	$(1,645,980)	$(1,908,743)	$—

Unrealized Gain/(Loss)	$212,146	$1,749,332	$522,003

Fair Value as of 12/31/2013	$—	$—	$10,122,003

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$25,500,000	$34,400,000	$18,663,283
Termination Date	8/2/2018	8/7/2018	3/26/2018
Investee Returns	On Default	On Default	On Default
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$37,632	$(423,454)	$591,793

Fair Value as of 12/31/2013	$3,437,632	$2,456,546	$5,435,184

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014		As of December 31, 2013
	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value
Series
Equinox Frontier Diversified Fund —
Frontier Trading Companies I, II, IX, XIV, XV, XXIII and XXXVIII	38.99%	$20,706,353	32.84%	$20,837,272
Equinox Frontier Masters Fund —
Frontier Trading Companies I, II, XIV, XV and XXXVIII	45.46%	$10,407,686	27.14%	$9,166,710
Equinox Frontier Long/Short Commodity Fund —
Frontier Trading Company VII and XXXVIII	16.38%	$3,009,123	2.31%	$655,769
Equinox Frontier Balanced Fund —
Frontier Trading Companies I, II, VII, XV and XXXVIII	26.54%	$24,832,724	11.26%	$13,713,315
Equinox Frontier Select Fund —
Frontier Trading Companies XV, XXXVIII and XXXIX	66.81%	$9,395,702	38.98%	$6,864,544
Equinox Frontier Winton Fund —
Frontier Trading Company II and XXXVIII	30.10%	$10,332,322	21.24%	$7,779,323
Equinox Frontier Heritage Fund —
Frontier Trading Companies II and XXXVIII	17.76%	$2,439,714	11.39%	$1,889,266

The following tables summarize each of the Series; equity in earnings from unconsolidated Trading Companies for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Equinox Frontier Diversified Fund
Frontier Trading Company I LLC	$(77,165)	$2,064,671	$313,955	$2,301,461	$(82,715)	$(95,717)	$(814,937)	$(993,369)
Frontier Trading Company II LLC				—	(5,469)	(310,367)	140,441	(175,395)
Frontier Trading Company V LLC	—	—	—	—	—	—	—	—
Frontier Trading Company VI LLC	—	—	—	—	—	—	—	—
Frontier Trading Company VII, LLC		(841,020)	24,571	(816,449)	(91,413)	(1,364,053)	1,202,102	(253,364)
Frontier Trading Company IX, LLC	—	—	—		—	(6)	—	(6)
Frontier Trading Company XIV, LLC	(75,438)	831,185	(522,722)	233,025	(163,648)	(4,745,349)	2,016,387	(2,892,610)
Frontier Trading Company XV, LLC	(7,559)	175,911	77,675	246,027	(25,366)	244,658	(1,593,532)	(1,374,240)
Frontier Trading Company XVIII, LLC	—	—	—	—			—	—
Frontier Trading Company XXI, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XXIII, LLC	(14,139)	536,312	(237,308)	284,865	(1,893)	7,569	(29,894)	(24,218)
Frontier Trading Company XXXVIII, LLC	(10,805)	1,506,182	421,596	1,916,973	—	—	—	—
Frontier Trading Company XXXIX, LLC	—	—	—	—		—	3,222	3,222

Total	$(185,106)	$4,273,241	$77,767	$4,165,902	$(370,504)	$(6,263,265)	$923,789	$(5,709,980)

Equinox Frontier Masters Fund
Frontier Trading Company I LLC	$(6,769)	$561,435	$353,566	$908,232	$—	$—	$—	$—
Frontier Trading Company II LLC	(3,169)	304,028	(123,993)	176,866	(3,449)	(197,161)	87,980	(112,630)
Frontier Trading Company XIV, LLC	(62,524)	688,864	(433,176)	193,164	(72,982)	(2,210,977)	1,025,721	(1,258,238)
Frontier Trading Company XV, LLC	(25,631)	355,855	436,277	766,501	(35,063)	99,114	(1,202,493)	(1,138,442)
Frontier Trading Company XXXVIII, LLC	(4,893)	229,712	201,241	426,060	—	—	—	—

Total	$(102,986)	$2,139,894	$433,915	$2,470,823	$(111,494)	$(2,309,024)	$(88,792)	$(2,509,310)

Equinox Frontier Long/Short Commodity Fund
Frontier Trading Company I LLC	$—	$—	$—	$—	$(4,748)	$(478,294)	$132,144	$(350,898)
Frontier Trading Companies VII, LLC	(90,599)	3,535,545	(308,854)	3,136,092	—	—	—	—
Frontier Trading Companies XVIII, LLC	(4,016)	188,184	204,268	388,436	—	—	—	—
Frontier Trading Companies XXIII, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XXXVIII, LLC	—	—	—	—	—	—	—	—

Total	$(94,615)	$3,723,729	$(104,586)	$3,524,528	$(4,748)	$(478,294)	$132,144	$(350,898)

Equinox Frontier Balanced Fund
Frontier Trading Company I LLC	$(65,685)	$1,397,918	$113,481	1,445,714	$(9,318)	$(560,883)	$223,628	(346,573)
Frontier Trading Company II LLC	(5,526)	529,926	(215,316)	309,084	—	—	—	—
Frontier Trading Company VII, LLC	(19,578)	137,102	201,186	318,710	(92,999)	(3,300,304)	2,074,995	(1,318,308)
Frontier Trading Company XIV, LLC	(88,814)	933,958	(952,064)	(106,920)	(192,816)	(5,398,107)	2,531,471	(3,059,452)
Frontier Trading Company XV, LLC	—	—	—	—	(33,508)	371,848	(2,216,125)	(1,877,785)
Frontier Trading Company XVIII, LLC	(17,299)	855,349	730,516	1,568,566	(1,048)	(33,791)	—	(34,839)
Frontier Trading Company XXXIX, LLC	—	—	—	—	(1,468)	—	(264,965)	(266,433)

Total	$(196,902)	$3,854,253	$(122,197)	$3,535,154	$(331,157)	$(8,921,237)	$2,349,004	$(6,903,390)

Equinox Frontier Select Fund
Frontier Trading Company XV, LLC	$(33,732)	$459,981	$572,640	$998,889	$(24,262)	$85,305	$(951,521)	$(890,478)
Frontier Trading Company XXXVIII, LLC	(2,304)	120,391	85,525	203,612	—	—	—	—
Frontier Trading Company XXXIX, LLC	—	—	385,694	385,694	(903)	—	(130,250)	(131,153)

Total	$(36,036)	$580,372	$1,043,859	$1,588,195	$(25,165)	$85,305	$(1,081,771)	$(1,021,631)

Equinox Frontier Winton Fund
Frontier Trading Company II LLC	$(14,106)	$1,352,944	$(551,808)	$787,030	$(11,655)	$(666,174)	$297,231	$(380,598)
Frontier Trading Company XXXVIII ,LLC	(9,079)	482,453	345,533	818,907	—	—	—	—

Total	$(23,185)	$1,835,397	$(206,275)	$1,605,937	$(11,655)	$(666,174)	$297,231	$(380,598)

Equinox Frontier Heritage Fund
Frontier Trading Company II LLC	$(3,154)	$302,460	$(123,396)	$175,910	$(2,614)	$(149,499)	$66,609	$(85,504)
Frontier Trading Company XXXVIII, LLC	(2,218)	110,045	86,941	194,768	—	—	—	—
Frontier Trading Company XXXIX, LLC	—	—	—	—	(1,129)	(162,814)	—	(163,943)

Total	$(5,372)	$412,505	$(36,455)	$370,678	$(3,743)	$(312,313)	$66,609	$(249,447)

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Equinox Frontier Diversified Fund
Frontier Trading Company I LLC	$(225,425)	$4,159,776	$735,741	$4,670,092	$(314,471)	$(1,868,764)	$(1,162,025)	$(3,345,260)
Frontier Trading Company II LLC	(8,992)	1,132,028	(293,721)	829,315	(18,815)	697,242	79,465	757,892
Frontier Trading Company V LLC	—	—	—	—	(380,661)	(10,547,784)	281,573	(10,646,872)
Frontier Trading Company VII, LLC	(248,337)	(2,121,684)	400,248	(1,969,773)	(283,574)	(571,954)	(186,485)	(1,042,013)
Frontier Trading Company IX, LLC	—	—	—		—	—	—
Frontier Trading Company XIV, LLC	(176,563)	452,399	(194,219)	81,617	(137,819)	1,604,571	387,887	1,854,639
Frontier Trading Company XV, LLC	(35,322)	348,502	(719,332)	(406,152)	(75,052)	(534,948)	730,530	120,530
Frontier Trading Company XXIII, LLC	(38,289)	1,609,401	(49,650)	1,521,462	(16,989)	(511,401)	(95,340)	(623,730)
Frontier Trading Company XXXVIII, LLC	(34,978)	612,178	(253,460)	323,740	—	—	—	—
Frontier Trading Company XXXIX, LLC	—	—	—	—	—	—	(133,973)	(133,973)

Total	$(767,906)	$6,192,600	$(374,393)	$5,050,301	$(1,227,381)	$(11,733,038)	$(98,368)	$(13,058,787)

Equinox Frontier Masters Fund
Frontier Trading Company I LLC	$(21,419)	$645,920	$1,011,560	$1,636,061	$—	$—	$—	$—
Frontier Trading Company II LLC	(9,974)	1,145,909	(374,223)	761,712	(10,993)	373,507	53,367	415,881
Frontier Trading Company XIV, LLC	(157,662)	254,946	(220,014)	(122,730)	(211,038)	(4,305,339)	559,649	(3,956,728)
Frontier Trading Company XV, LLC	(79,178)	1,161,768	(439,313)	643,277	(110,645)	(311,409)	(230,903)	(652,957)
Frontier Trading Company XXXVIII, LLC	(18,046)	(267,632)	(170,905)	(456,583)	—	—	—	—

Total	$(286,279)	$2,940,911	$(192,895)	$2,461,737	$(332,676)	$(4,243,241)	$382,113	$(4,193,804)

Equinox Frontier Long/Short Commodity Fund
Frontier Trading Company I LLC	$—	$—	$—	$—	$(35,831)	$(778,371)	$98,091	$(716,111)
Frontier Trading Companies VII, LLC	(174,791)	3,043,135	(105,805)	2,762,539	—	—	—	—
Frontier Trading Companies XXIII, LLC	—	—	—	—	(7,153)	(263,068)	(24,083)	(294,304)
Frontier Trading Company XXXVIII, LLC	(13,033)	(150,551)	(86,787)	(250,371)	—	—	—	—

Total	$(187,824)	$2,892,584	$(192,592)	$2,512,168	$(42,984)	$(1,041,439)	$74,008	$(1,010,415)

Equinox Frontier Balanced Fund
Frontier Trading Company I LLC	$(86,875)	$1,357,779	$1,003,695	2,274,599	$—	$—	$—	—
Frontier Trading Company II LLC	(17,651)	2,044,453	(763,095)	1,263,707	(33,765)	1,282,222	316,134	1,564,591
Frontier Trading Company V LLC	—	—	—	—	(13,876)	1,530,384	(272,459)	1,244,049
Frontier Trading Company VII, LLC	(326,306)	(838,548)	(267,307)	(1,432,161)	(396,883)	(2,545,172)	35,837	(2,906,218)
Frontier Trading Company XIV, LLC	(75,543)	(1,180,680)	610,861	(645,362)	—	—	—	—
Frontier Trading Company XV, LLC	(63,893)	(162,081)	(379,890)	(605,864)	(472,744)	(14,503,646)	194,875	(14,781,515)
Frontier Trading Company XVI, LLC	—	—	—	—	(109,397)	(556,817)	773,099	106,885
Frontier Trading Company XVIII, LLC	—	—	—	—	(9,693)	(192,512)	(91,675)	(293,880)
Frontier Trading Company XXIII, LLC	—	—	—	—	(3,526)	(194,695)	546	(197,675)
Frontier Trading Company XXXVIII, LLC	(59,785)	(729,107)	(413,770)	(1,202,662)	—	—	—	—
Frontier Trading Company XXXIX, LLC	—	—	(1,538)	(1,538)	(1,468)	—	(569,218)	(570,686)

Total	$(630,053)	$491,816	$(211,044)	$(349,281)	$(1,041,352)	$(15,180,236)	$387,139	$(15,834,449)

Equinox Frontier Select Fund
Frontier Trading Company V LLC	$—	$—	$—	$—	$(12,346)	$1,188,592	$(78,854)	$1,097,392
Frontier Trading Company XV, LLC	(94,658)	1,279,032	89,125	1,273,499	(71,581)	(158,898)	(177,597)	(408,076)
Frontier Trading Company XXXVIII, LLC	(8,538)	(106,932)	(77,639)	(193,109)	—	—	—	—
Frontier Trading Company XXXIX, LLC	(1,556)	—	180,860	179,304	(903)	—	(349,759)	(350,662)

Total	$(104,752)	$1,172,100	$192,346	$1,259,694	$(84,830)	$1,029,694	$(606,210)	$338,654

Equinox Frontier Winton Fund
Frontier Trading Company II LLC	$(41,713)	$5,017,076	$(1,469,085)	$3,506,278	$(37,129)	$1,261,438	$184,516	$1,408,825
Frontier Trading Company XXXVIII ,LLC	(28,405)	(188,215)	(122,904)	(339,524)	—	—	—	—

Total	$(70,118)	$4,828,861	$(1,591,989)	$3,166,754	$(37,129)	$1,261,438	$184,516	$1,408,825

Equinox Frontier Heritage Fund
Frontier Trading Company II LLC	$(9,336)	$1,122,748	$(328,982)	$784,430	$(8,383)	$276,041	$84,440	$352,098
Frontier Trading Company V LLC	—	—	—	—	(13,268)	1,404,612	(205,240)	1,186,104
Frontier Trading Company XXXVIII, LLC	(7,662)	(89,231)	(62,702)	(159,595)	—	—	—	—
Frontier Trading Company XXXIX, LLC	—	—	—	—	(1,129)	—	(437,198)	(438,327)

Total	$(16,998)	$1,033,517	$(391,684)	$624,835	$(22,780)	$1,680,653	$(557,998)	$1,099,875

The statements of financial condition as of September 30, 2014 and December 31, 2013 and the Condensed Statement of Income for the three and nine months ended September 30, 2014 and 2013 for the unconsolidated Trading Companies are as follows:

Statements of Financial Condition -September 30, 2014	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XV LLC	Frontier Trading Company XXXVIII LLC
Receivable from commission merchants	$19,449,588	$19,867,807	$3,777,424	$15,204,830	$3,084,999
Open trade equity/(deficit)	3,514,736	922,053	1,893,494	4,354,398	2,332,347
Interest receivable/(payable)	(2,582)	343	(164)	1,216	(125)

Total assets	$22,961,742	$20,790,203	$5,670,754	$19,560,444	$5,417,221

Members’ equity	$22,961,742	$20,229,298	$5,670,754	$19,560,444	$5,417,221

Statements of Financial Condition - December 31, 2013		Frontier Trading Company II LLC		Frontier Trading Company XV LLC	Frontier Trading Company XXXVIII LLC
Receivable from commission merchants		$13,212,581		$13,257,812	$3,359,991
Open trade equity/(deficit)		4,321,293		5,990,245	3,520,515
Interest receivable/(payable)		155		657	(227)

Total assets		$17,534,029		$19,248,714	$6,880,279

Members’ equity		$17,534,029		$19,248,714	$6,880,279

Condensed Statement of Income - For the Three Months Ended September 30, 2014	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XV LLC	Frontier Trading Company XXXVIII LLC
Interest income	$4,768	$(1,779)	$520	$(11)	$299
Net realized gain/(loss) on investments, less	(3,871,073)	(2,894,702)	(5,132,095)	(898,453)	(2,487,366)
Change in open trade equity/(deficit)	(784,337)	1,200,574	2,083,107	(1,308,660)	(2,071,467)

Net income/(loss)	$(4,650,642)	$(1,695,907)	$(3,048,468)	$(2,207,124)	$(4,558,534)

Condensed Statement of Income - For the Three Months Ended September 30, 2013		Frontier Trading Company XIV LLC		Frontier Trading Company XXXIX LLC
Interest income		$(6,289)		$—
Net realized gain/(loss) on investments, less		(12,615,137)		(3,500)
Change in open trade equity/(deficit)		5,229,959		(554,809)

Net income/(loss)		$(7,391,467)		$(558,309)

Condensed Statement of Income - For the Nine Months Ended September 30, 2014	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XV LLC	Frontier Trading Company XXXVIII LLC
Interest income	$17,288	$(4,299)	$1,377	$2,226	$2,215
Net realized gain/(loss) on investments, less	(8,088,411)	(10,804,286)	322,277	(2,212,287)	2,043,776
Change in open trade equity/(deficit)	(1,096,824)	3,414,408	753,749	1,428,530	1,192,319

Net income/(loss)	$(9,167,947)	$(7,394,177)	$1,077,403	$(781,531)	$3,238,310

Condensed Statement of Income - For the Nine Months Ended September 30, 2013		Frontier Trading Company XIV LLC		Frontier Trading Company XXXIX LLC
Interest income		$(11,934)		$—
Net realized gain/(loss) on investments, less		(31,744,045)		(3,500)
Change in open trade equity/(deficit)		441,921		(1,490,149)

Net income/(loss)		$(31,314,058)		$(1,493,649)

6. Transactions with Affiliates

The Managing Owner contributes funds to the Trust, with respect to the Series, in order to have a 1% interest in the aggregate capital, profits and losses of all Series and in return will receive units designated as general units in the Series in which the Managing Owner invests such funds. The general units may only be purchased by the Managing Owner and may be subject to no advisory fees or advisory fees at reduced rates. Otherwise, the general units hold the same rights as the limited units. The Managing Owner is required to maintain at least a 1% interest (“Minimum Purchase Commitment”) in the aggregate capital, profits and losses of all Series so long as it is acting as the Managing Owner of the Trust. Such contribution was made by the Managing Owner before trading commenced for the Trust and will be maintained throughout the existence of the Trust, and the Managing Owner will make such purchases as are necessary to effect this requirement. Additionally, the Managing Owner agreed with certain regulatory bodies to maintain a 1% interest specifically in the Equinox Frontier Balanced Fund Class 1a and 2a Units, aggregated, and each of the Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Diversified Fund and Equinox Frontier Masters Fund. The 1% interest in these specific Series is included in computing the Minimum Purchase Commitment in aggregate capital. In addition to the General Units the Managing Owner receives in respect of its Minimum Purchase Commitment, the Managing Owner may purchase Limited Units in any Series as a Limited Owner. Principals of the Managing Owner or affiliates are allowed to own beneficial interests in the Trust, with respect to the Series, as well. All Units purchased by the Managing Owner are held for investment purposes only and not for resale. The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner. The Trust has and will continue to have certain relationships with the Managing Owner and its affiliates.

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets attributable to such Series (including notional assets), calculated on a daily basis. The annual rate of the management fee is 0.5% for the Equinox Frontier Balanced Fund Class 1, Class 1AP, Class 2 and Class 3, 1.0% for the Equinox Frontier Balanced Fund Class 1a and Class 2a, 2.0% for the Equinox Frontier Winton Fund, Equinox Frontier Long/Short Commodity Fund Class 1a and Class 2a and Equinox Frontier Masters Fund, 0.75% for Equinox Frontier Diversified Fund, 2.5% for the Equinox Frontier Heritage Fund and Equinox Frontier Select Fund, and 3.5% for the Equinox Frontier Long/Short Commodity Fund Class 1 and Class 2. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

Trading Fees—In connection with each Series’ trading activities, the Equinox Frontier Long/Short Commodity Fund (Classes 1, 1AP, 2 and 3), Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund pays to the Managing Owner a trading fee, or FCM Fee, up to 0.75% of such Series’ NAV, calculated daily. The Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund (Classes 1a and 2a) and Equinox Frontier Masters Fund pays to the Managing Owner a trading fee, or FCM Fee, up to 2.25% and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

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

Service Fees—In addition, with respect to Class 1, Class 1AP and Class 1a Units of each Series, as applicable, the Series pays monthly or service fees to the Managing Owner of up to 3% of NAV annually, which the Managing Owner pays to selling agents of the Trust, with respect to the Series.

The following table summarizes fees earned by the Managing Owner for the three and nine months ended September 30, 2014 and 2013.

Three Months Ended September 30, 2014	Incentive Fee	Management Fee	Service Fee	Trading Fee
Equinox Frontier Diversified Fund	$686,627	$258,715	$113,027	$305,002
Equinox Frontier Masters Fund	219,695	233,608	64,776	136,886
Equinox Frontier Long/Short Commodity Fund	94,518	176,097	31,049	65,769
Equinox Frontier Balanced Fund	373,778	265,015	479,441	164,674
Equinox Frontier Select Fund	150,674	143,102	94,517	26,340
Equinox Frontier Winton Fund	206,495	294,474	174,044	63,974
Equinox Frontier Heritage Fund	44,124	83,810	63,543	21,020

Three Months Ended September 30, 2013	Incentive Fee	Management Fee	Service Fee	Trading Fee
Equinox Frontier Diversified Fund	$—	$333,759	$225,937	$475,785
Equinox Frontier Masters Fund	—	315,200	156,560	252,770
Equinox Frontier Long/Short Commodity Fund	—	518,079	71,049	146,883
Equinox Frontier Balanced Fund	—	334,849	741,647	261,429
Equinox Frontier Select Fund	—	140,444	141,965	40,356
Equinox Frontier Winton Fund	—	264,894	211,612	72,271
Equinox Frontier Heritage Fund	—	74,121	101,377	31,828

Nine Months Ended September 30, 2014	Incentive Fee	Management Fee	Service Fee	Trading Fee
Equinox Frontier Diversified Fund	$2,073,540	$806,344	$386,622	$954,809
Equinox Frontier Masters Fund	401,501	740,921	245,369	459,996
Equinox Frontier Long/Short Commodity Fund	94,518	685,777	99,917	211,770
Equinox Frontier Balanced Fund	1,827,118	819,552	1,521,144	519,831
Equinox Frontier Select Fund	177,351	421,826	297,904	82,892
Equinox Frontier Winton Fund	622,124	862,495	534,989	192,618
Equinox Frontier Heritage Fund	131,123	245,785	202,143	65,398

Nine Months Ended September 30, 2013	Incentive Fee	Management Fee	Service Fee	Trading Fee
Equinox Frontier Diversified Fund	$184,498	$1,131,997	$822,240	$1,726,597
Equinox Frontier Masters Fund	—	970,110	508,375	834,173
Equinox Frontier Long/Short Commodity Fund	—	1,747,261	255,223	548,982
Equinox Frontier Balanced Fund	657,063	1,250,878	2,658,114	934,900
Equinox Frontier Select Fund	—	487,737	452,617	128,680
Equinox Frontier Winton Fund	—	785,269	661,315	223,928
Equinox Frontier Heritage Fund	—	288,326	337,523	105,156

The following table summarizes amounts payable to the Managing Owner as of September 30, 2014 and December 31, 2013.

As of September 30, 2014	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees
Equinox Frontier Diversified Fund	$686,052	$90,602	$11,259	$28,551	$115,117
Equinox Frontier Masters Fund	219,695	82,231	5,028	17,255	48,510
Equinox Frontier Long/Short Commodity Fund	94,519	52,145	4,400	10,085	23,820
Equinox Frontier Balanced Fund	373,778	92,622	88,174	144,881	58,239
Equinox Frontier Select Fund	150,674	50,523	12,039	30,123	9,254
Equinox Frontier Winton Fund	206,495	103,244	49,355	44,910	22,467
Equinox Frontier Heritage Fund	44,124	29,367	11,705	18,238	7,355

As of December 31, 2013	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees
Equinox Frontier Diversified Fund	$575,550	$101,504	$16,220	$46,263	$136,166
Equinox Frontier Masters Fund	—	107,027	9,587	35,858	72,687
Equinox Frontier Long/Short Commodity Fund	—	104,883	7,965	14,965	34,788
Equinox Frontier Balanced Fund	691,917	113,085	146,282	190,286	73,125
Equinox Frontier Select Fund	—	49,798	22,398	39,045	11,545
Equinox Frontier Winton Fund	128,097	100,260	59,865	53,054	23,844
Equinox Frontier Heritage Fund	15,411	28,615	19,767	25,485	9,212

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

For the nine months ended September 30, 2014, amounts paid or owed to the Managing Owner for the difference in monthly service fees from prepaid initial service fees were ($6,816) for the Equinox Frontier Balanced Fund, ($139) for the Equinox Frontier Long/Short Commodity Fund, ($2,689) for the Equinox Frontier Diversified Fund, ($383) for the Equinox Frontier Select Fund, ($1,650) for the Equinox Frontier Heritage Fund, ($9,996) for the Equinox Frontier Winton Fund and $1,270 for the Equinox Frontier Masters Fund.

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

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class , Class 1AP and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund, and Equinox Frontier Balanced Fund (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner.

The following table outlines the amounts paid by each Series to the Managing Owner and its ratio to average net assets for the three and nine months ended September 30, 2014 and 2013:

Three Months Ended

	9/30/2014	9/30/2013	9/30/2014	9/30/2013
	Gross Amount	Gross Amount
	Paid to the	Paid to the	Ratio to	Ratio to
	Managing	Managing	Average Net	Average Net
	Owner	Owner	Assets	Assets
Equinox Frontier Diversified Fund Class 1	$12,432	$247,020	0.07%	0.64%
Equinox Frontier Diversified Fund Class 2	18,915	246,797	0.07%	0.64%
Equinox Frontier Diversified Fund Class 3	2,219	N/A	0.06%	N/A
Equinox Frontier Masters Fund Class 1	8,047	174,876	0.07%	0.61%
Equinox Frontier Masters Fund Class 2	5,519	76,390	0.07%	0.61%
Equinox Frontier Masters Fund Class 3	2,000	N/A	0.07%	N/A
Equinox Frontier Long/Short Commodity Fund Class 2	1,002	38,682	0.08%	0.88%
Equinox Frontier Long/Short Commodity Fund Class 3	5,647	107,733	0.08%	0.88%
Equinox Frontier Long/Short Commodity Fund Class 1a	4,527	115,053	0.08%	0.88%
Equinox Frontier Long/Short Commodity Fund Class 2a	1,346	49,232	0.08%	0.89%
Equinox Frontier Long/Short Commodity Fund Class 3a	408	763	0.08%	0.00%
Equinox Frontier Balanced Fund Class 1	194,396	571,954	0.31%	0.60%
Equinox Frontier Balanced Fund Class 1AP	1,554	N/A	0.01%	N/A
Equinox Frontier Balanced Fund Class 2	62,990	215,843	0.31%	0.60%
Equinox Frontier Balanced Fund Class 2a	309	4,207	0.06%	0.60%
Equinox Frontier Balanced Fund Class 3a	1,302	14,467	0.06%	0.60%
Equinox Frontier Select Fund Class 1	32,917	160,498	0.26%	0.88%
Equinox Frontier Select Fund Class 1AP	120	N/A	0.01%	N/A
Equinox Frontier Select Fund Class 2	3,642	21,982	0.26%	0.88%
Equinox Frontier Winton Fund Class 1	97,703	190,492	0.42%	0.70%
Equinox Frontier Winton Fund Class 1AP	293	N/A	0.00%	N/A
Equinox Frontier Winton Fund Class 2	45,639	69,713	0.42%	0.70%
Equinox Frontier Heritage Fund Class 1	26,825	91,250	0.32%	0.70%
Equinox Frontier Heritage Fund Class 1AP	177	N/A	0.01%	N/A
Equinox Frontier Heritage Fund Class 2	8,490	23,344	0.32%	0.70%

Total	$538,419	$2,420,296

Nine Months Ended

	9/30/2014	9/30/2013	9/30/2014	9/30/2013
	Gross Amount	Gross Amount
	Paid to the	Paid to the	Ratio to	Ratio to
	Managing	Managing	Average Net	Average Net
	Owner	Owner	Assets	Assets
Equinox Frontier Diversified Fund Class 1	$44,722	$437,265	0.24%	1.13%
Equinox Frontier Diversified Fund Class 2	60,858	437,300	0.21%	1.13%
Equinox Frontier Diversified Fund Class 3	3,079	N/A	0.09%	N/A
Equinox Frontier Masters Fund Class 1	34,021	305,050	0.29%	1.06%
Equinox Frontier Masters Fund Class 2	19,543	136,307	0.24%	1.09%
Equinox Frontier Masters Fund Class 3	3,677	N/A	0.12%	N/A
Equinox Frontier Long/Short Commodity Fund Class 2	3,858	66,491	0.29%	1.52%
Equinox Frontier Long/Short Commodity Fund Class 3	17,673	187,914	0.24%	1.54%
Equinox Frontier Long/Short Commodity Fund Class 1a	14,727	199,515	0.25%	1.53%
Equinox Frontier Long/Short Commodity Fund Class 2a	4,891	92,522	0.28%	1.67%
Equinox Frontier Long/Short Commodity Fund Class 3a	995	1,107	0.18%	N/A
Equinox Frontier Balanced Fund Class 1	674,385	2,631,220	1.06%	2.75%
Equinox Frontier Balanced Fund Class 1AP	1,554	N/A	0.01%	N/A
Equinox Frontier Balanced Fund Class 2	219,618	974,442	1.07%	2.70%
Equinox Frontier Balanced Fund Class 2a	959	7,392	0.19%	1.05%
Equinox Frontier Balanced Fund Class 3a	4,241	25,686	0.20%	1.06%
Equinox Frontier Select Fund Class 1	122,796	525,943	0.98%	2.87%
Equinox Frontier Select Fund Class 1AP	120	N/A	0.00%	N/A
Equinox Frontier Select Fund Class 2	13,734	65,736	0.99%	2.62%
Equinox Frontier Winton Fund Class 1	311,680	737,568	1.36%	2.70%
Equinox Frontier Winton Fund Class 1AP	293	N/A	0.01%	N/A
Equinox Frontier Winton Fund Class 2	136,562	267,333	1.27%	2.67%
Equinox Frontier Heritage Fund Class 1	94,524	359,864	1.13%	2.75%
Equinox Frontier Heritage Fund Class 1AP	177	N/A	0.01%	N/A
Equinox Frontier Heritage Fund Class 2	27,439	89,822	1.03%	2.68%

Total	$1,816,126	$7,548,478

The Managing Owner, under an amended contract, paid to The Bornhoft Group Corporation, an affiliate of the Trust, an annual payment of $1,100,000 for the first year of the contract and $600,000 for the second year of the contract, and $300,000 for the third and final year for investment and advisor services and 0.1% annually thereafter of the trading level with the Equinox Frontier Balanced Fund in lieu of a monthly service fee. The Managing Owner paid $518,736 and $889,524, respectively under this agreement for the nine months ended September 30, 2014 and 2013 and $139,003 and $232,150, respectively, for the three months ended September 30, 2014 and 2013, respectively.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $285,000 and $115,000, respectively, for the three months ended September 30, 2014 and 2013, and $850,000 and $795,000, respectively, for the nine months ended September 30, 2014 and 2013.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $268,448 and $412,265, respectively, for the three months ended September 30, 2014 and 2013 and $849,510 and $1,460,009, respectively, for the nine months ended September 30, 2014 and 2013.

Equinox Group Distributors LLC, an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

7. Financial Highlights

The following information presents the financial highlights of the Trust, with respect to the Series, for the three and nine months ended September 30, 2014 and 2013.

	Equinox Frontier Diversified Fund (5)			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, June 30, 2014	$86.77	$94.81	$87.37	$92.97	$101.57	$93.97	$112.17	$112.20	$82.76	$90.32	$90.56
Net operating results:
Interest income	0.24	0.26	0.24	0.26	0.28	0.26	0.39	0.39	0.29	0.31	0.32
Expenses	(2.74)	(2.41)	(2.25)	(2.93)	(2.65)	(2.46)	(2.53)	(2.53)	(2.35)	(2.04)	(2.06)
Net gain/(loss) on investments, net of non-controlling interests	11.62	12.58	11.68	10.81	11.73	10.93	31.48	31.48	23.31	25.42	25.56

Net income/(loss)	9.12	10.43	9.67	8.12	9.36	8.73	29.33	29.34	21.24	23.70	23.82

Net asset value, September 30, 2014	$95.89	$105.24	$97.04	$101.09	$110.93	$102.70	$141.50	$141.54	$104.00	$114.02	$114.38

Ratios to average net assets (3)
Net investment income/(loss)	-7.08%	-4.69%	-4.69%	-8.48%	-6.31%	-6.31%	-5.00%	-5.00%	-7.08%	-5.00%	-4.95%
Expenses before incentive fees (4)	6.77%	4.39%	4.39%	8.60%	6.43%	6.43%	5.66%	5.66%	7.73%	5.66%	5.58%
Expenses after incentive fees (4)	8.12%	5.73%	5.73%	9.56%	7.39%	7.39%	6.21%	6.21%	8.29%	6.21%	6.16%
Total return before incentive fees (2)	11.86%	12.35%	12.41%	9.69%	10.18%	10.25%	26.70%	26.71%	26.22%	26.80%	26.88%
Total return after incentive fees (2)	10.51%	11.00%	11.07%	8.73%	9.21%	9.29%	26.15%	26.15%	25.66%	26.24%	26.30%

	Equinox Frontier Balanced Fund (6)						Equinox Frontier Select Fund (6)
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2014	$103.86	$102.62	$139.35	$118.48	$118.09		$78.23	$75.53	$103.56
Net operating results:
Interest income	0.01	0.01	0.01	0.01	0.01		0.00	0.00	0.00
Expenses	(1.80)	(0.99)	(1.33)	(1.13)	(1.13)		(2.41)	(1.79)	(2.41)
Net gain/(loss) on investments, net of non-controlling interests	12.18	13.20	16.42	14.28	14.24		9.50	12.01	12.64

Net income/(loss)	10.39	12.21	15.10	13.16	13.12		7.09	10.22	10.23

Net asset value, September 30, 2014	$114.25	$114.83	$154.45	$131.64	$131.21		$85.32	$85.75	$113.79

Ratios to average net assets (3)
Net investment income/(loss)	-5.36%	-2.35%	-2.35%	-2.35%	-2.35%		-8.91%	-5.90%	-5.90%
Expenses before incentive fees (4)	4.96%	1.95%	1.95%	1.95%	1.95%		7.83%	4.82%	4.82%
Expenses after incentive fees (4)	5.39%	2.38%	2.38%	2.38%	2.38%		8.91%	5.90%	5.90%
Total return before incentive fees (2)	10.43%	12.33%	11.26%	11.54%	11.54%		10.14%	14.61%	10.96%
Total return after incentive fees (2)	10.00%	11.90%	10.84%	11.11%	11.11%		9.06%	13.53%	9.88%

	Equinox Frontier Winton Fund (6)			Equinox Frontier Heritage Fund (6)
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2014	$145.07	$138.93	$183.72	$102.58	$98.80	$136.93
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(3.52)	(2.41)	(3.08)	(2.17)	(1.37)	(1.86)
Net gain/(loss) on investments, net of non-controlling interests	7.62	13.40	9.70	8.54	12.07	11.46

Net income/(loss)	4.10	10.99	6.62	6.37	10.70	9.60

Net asset value, September 30, 2014	$149.17	$149.92	$190.34	$108.95	$109.50	$146.53

Ratios to average net assets (3)
Net investment income/(loss)	-7.81%	-4.81%	-4.81%	-7.14%	-4.13%	-4.13%
Expenses before incentive fees (4)	7.20%	4.20%	4.20%	6.74%	3.74%	3.74%
Expenses after incentive fees (4)	7.81%	4.81%	4.81%	7.14%	4.13%	4.13%
Total return before incentive fees (2)	3.44%	8.52%	4.21%	6.61%	11.23%	7.41%
Total return after incentive fees (2)	2.83%	7.91%	3.60%	6.21%	10.83%	7.01%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(5)	Class 3 began operations on February 24, 2014.
(6)	Class 1AP began operations on July 31, 2014.

	Equinox Frontier Diversified Fund (5)			Equinox Frontier Masters Fund			Equinox Frontier Long/ Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2013	$87.10	$94.35	$84.21	$91.83	$99.46	$91.91	$125.26	$125.30	$92.73	$100.34	$100.47
Net operating results:
Interest income	0.68	0.75	0.72	0.79	0.86	0.82	1.10	1.09	0.81	0.88	0.89
Expenses	(7.51)	(6.58)	(6.31)	(6.96)	(6.04)	(5.73)	(6.45)	(6.43)	(6.12)	(5.16)	(5.23)
Net gain/(loss) on investments, net of non-controlling interests	15.62	16.72	18.42	15.43	16.65	15.70	21.59	21.58	16.58	17.96	18.25

Net income/(loss)	8.79	10.89	12.83	9.26	11.47	10.79	16.24	16.24	11.27	13.68	13.91

Net asset value, September 30, 2014	$95.89	$105.24	$97.04	$101.09	$110.93	$102.70	$141.50	$141.54	$104.00	$114.02	$114.38

Ratios to average net assets (3)
Net investment income/(loss)	-9.44%	-7.09%	-7.09%	-8.71%	-6.56%	-6.56%	-5.82%	-5.82%	-7.91%	-5.82%	-5.82%
Expenses before incentive fees (4)	6.69%	4.34%	4.34%	8.34%	6.19%	6.19%	6.52%	6.52%	8.61%	6.52%	6.52%
Expenses after incentive fees (4)	10.51%	8.17%	8.17%	9.89%	7.74%	7.74%	7.05%	7.05%	9.14%	7.05%	7.05%
Total return before incentive fees (2)	13.92%	15.37%	19.06%	11.63%	13.08%	13.29%	13.49%	13.49%	12.68%	14.16%	14.37%
Total return after incentive fees (2)	10.09%	11.54%	15.24%	10.08%	11.53%	11.74%	12.96%	12.96%	12.15%	13.63%	13.84%

	Equinox Frontier Balanced Fund (6)						Equinox Frontier Select Fund (6)
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2013	$106.29	$102.62	$140.49	$118.80	$118.41		$79.86	$75.53	$104.14
Net operating results:
Interest income	0.02	0.02	0.03	0.03	0.03		0.00	0.00	0.00
Expenses	(5.85)	(3.67)	(4.71)	(4.01)	(3.99)		(5.25)	(0.17)	(4.65)
Net gain/(loss) on investments, net of non-controlling interests	13.79	15.85	18.64	16.82	16.76		10.71	10.39	14.30

Net income/(loss)	7.96	12.21	13.96	12.84	12.80		5.46	10.22	9.65

Net asset value, September 30, 2014	$114.25	$114.83	$154.45	$131.64	$131.21		$85.32	$85.75	$113.79

Ratios to average net assets (3)
Net investment income/(loss)	-6.85%	-3.85%	-3.85%	-3.85%	-3.85%		-8.75%	-5.75%	-5.75%
Expenses before incentive fees (4)	4.92%	1.92%	1.92%	1.92%	1.92%		7.55%	4.55%	4.55%
Expenses after incentive fees (4)	6.88%	3.88%	3.88%	3.88%	3.88%		8.75%	5.75%	5.75%
Total return before incentive fees (2)	9.45%	13.86%	11.90%	12.77%	12.77%		8.03%	14.73%	10.46%
Total return after incentive fees (2)	7.49%	11.90%	9.94%	10.81%	10.81%		6.84%	13.53%	9.27%

	Equinox Frontier Winton Fund (6)			Equinox Frontier Heritage Fund (6)
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2013	$139.59	$138.93	$174.17	$102.05	$98.80	$134.21
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(10.00)	(8.66)	(5.25)	(5.98)	(3.86)	(4.99)
Net gain/(loss) on investments, net of non-controlling interests	19.58	19.65	21.42	12.88	14.56	17.31

Net income/(loss)	9.58	10.99	16.17	6.90	10.70	12.32

Net asset value, September 30, 2014	$149.17	$149.92	$190.34	$108.95	$109.50	$146.53

Ratios to average net assets (3)
Net investment income/(loss)	-8.91%	-5.91%	-5.91%	-7.67%	-4.67%	-4.67%
Expenses before incentive fees (4)	7.10%	4.10%	4.10%	6.55%	3.55%	3.55%
Expenses after incentive fees (4)	8.91%	5.91%	5.91%	7.67%	4.67%	4.67%
Total return before incentive fees (2)	8.67%	9.72%	11.09%	7.88%	11.95%	10.30%
Total return after incentive fees (2)	6.86%	7.91%	9.28%	6.76%	10.83%	9.18%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(5)	Class 3 began operations on February 24, 2014.
(6)	Class 1AP began operations on July 31, 2014.

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund (5)
	Class 1	Class 2	Class 1	Class 2	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, June 30, 2013	$85.55	$91.85	$94.74	$101.71	$134.46	$134.49	$99.90	$107.14	$107.15
Net operating results:
Interest income	0.41	0.45	0.43	0.46	0.92	0.92	0.68	0.74	0.73
Expenses	(1.31)	(0.90)	(1.76)	(1.36)	(2.45)	(2.45)	(1.82)	(1.96)	(1.94)
Net gain/(loss) on investments, net of non-controlling interests	(6.52)	(7.14)	(5.54)	(6.06)	(6.84)	(6.84)	(5.16)	(5.08)	(5.03)

Net income/(loss)	(7.42)	(7.59)	(6.87)	(6.96)	(8.37)	(8.37)	(6.30)	(6.30)	(6.24)

Net asset value, September 30, 2013	$78.13	$84.26	$87.87	$94.75	$126.09	$126.12	$93.60	$100.84	$100.91

Ratios to average net assets (3)
Net investment income/(loss)	-4.41%	-2.10%	-5.77%	-3.61%	-4.68%	-4.68%	-4.68%	-4.68%	-4.68%
Expenses before incentive fees (4)	6.45%	4.14%	7.62%	5.46%	7.48%	7.48%	7.48%	7.48%	7.48%
Expenses after incentive fees (4)	6.45%	4.14%	7.62%	5.46%	7.48%	7.48%	7.48%	7.48%	7.48%
Total return before incentive fees (2)	-8.67%	-8.26%	-7.25%	-6.84%	-6.22%	-6.22%	-6.31%	-5.88%	-5.82%
Total return after incentive fees (2)	-8.67%	-8.26%	-7.25%	-6.84%	-6.22%	-6.22%	-6.31%	-5.88%	-5.82%

	Equinox Frontier Balanced Fund				Equinox Frontier Select Fund
	Class 1	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2013	$104.89	$136.54	$114.69	$114.31	$81.01	$104.04
Net operating results:
Interest income	0.09	0.12	0.10	0.10	0.26	0.34
Expenses	(1.22)	(0.58)	(0.49)	(0.48)	(1.30)	(0.89)
Net gain/(loss) on investments, net of non-controlling interests	(6.05)	(7.88)	(6.20)	(6.18)	(3.95)	(5.10)

Net income/(loss)	(7.17)	(8.34)	(6.58)	(6.56)	(4.99)	(5.65)

Net asset value, September 30, 2013	$97.72	$128.20	$108.11	$107.75	$76.02	$98.39

Ratios to average net assets (3)
Net investment income/(loss)	-4.47%	-1.39%	-1.39%	-1.39%	-5.20%	-2.13%
Expenses before incentive fees (4)	4.83%	1.76%	1.76%	1.76%	6.51%	3.44%
Expenses after incentive fees (4)	4.83%	1.76%	1.76%	1.76%	6.51%	3.44%
Total return before incentive fees (2)	-6.84%	-6.11%	-5.74%	-5.74%	-6.16%	-5.43%
Total return after incentive fees (2)	-6.84%	-6.11%	-5.74%	-5.74%	-6.16%	-5.43%

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2013	$132.81	$163.19	$98.08	$127.04
Net operating results:
Interest income	0.23	0.29	0.17	0.23
Expenses	(2.18)	(1.44)	(1.37)	(0.81)
Net gain/(loss) on investments, net of non-controlling interests	(1.24)	(1.52)	(1.34)	(1.74)

Net income/(loss)	(3.19)	(2.68)	(2.53)	(2.32)

Net asset value, September 30, 2013	$129.62	$160.51	$95.55	$124.72

Ratios to average net assets (3)
Net investment income/(loss)	-5.94%	-2.87%	-4.92%	-1.84%
Expenses before incentive fees (4)	6.65%	3.58%	5.63%	2.56%
Expenses after incentive fees (4)	6.65%	3.58%	5.63%	2.56%
Total return before incentive fees (2)	-2.40%	-1.64%	-2.58%	-1.83%
Total return after incentive fees (2)	-2.40%	-1.64%	-2.58%	-1.83%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using average net assets outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(5)	Class 3a operations bagan June 17, 2013.

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund (5)
	Class 1	Class 2	Class 1	Class 2	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2012	$94.40	$100.48	$101.11	$107.61	$145.65	$145.69	$108.58	$115.45	$109.60
Net operating results:
Interest income	1.23	1.32	1.35	1.45	2.61	2.61	1.94	2.09	1.92
Expenses	(4.30)	(3.00)	(5.32)	(4.05)	(7.17)	(7.19)	(7.00)	(5.75)	(5.29)
Net gain/(loss) on investments, net of non-controlling interests	(13.20)	(14.54)	(9.27)	(10.26)	(15.00)	(14.99)	(9.92)	(10.95)	(5.32)

Net income/(loss)	(16.27)	(16.22)	(13.24)	(12.86)	(19.56)	(19.57)	(14.98)	(14.61)	(8.69)

Net asset value, September 30, 2013	$78.13	$84.26	$87.87	$94.75	$126.09	$126.12	$93.60	$100.84	$100.91

Ratios to average net assets (3)
Net investment income/(loss)	-4.53%	-2.28%	-5.41%	-3.29%	-4.36%	-4.36%	-6.50%	-4.36%	-4.36%
Expenses before incentive fees (4)	6.17%	3.93%	7.25%	5.13%	6.86%	6.86%	8.99%	6.86%	6.86%
Expenses after incentive fees (4)	6.36%	4.12%	7.25%	5.13%	6.86%	6.86%	8.99%	6.86%	6.86%
Total return before incentive fees (2)	-17.05%	-15.95%	-13.09%	-11.95%	-13.43%	-13.43%	-13.80%	-12.65%	-7.93%
Total return after incentive fees (2)	-17.24%	-16.14%	-13.09%	-11.95%	-13.43%	-13.43%	-13.80%	-12.65%	-7.93%

	Equinox Frontier Balanced Fund				Equinox Frontier Select Fund
	Class 1	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2012	$116.32	$149.20	$124.36	$123.96	$78.66	$99.55
Net operating results:
Interest income	0.16	0.21	0.18	0.18	0.87	1.11
Expenses	(4.36)	(2.44)	(2.05)	(2.04)	(3.97)	(2.77)
Net gain/(loss) on investments, net of non-controlling interests	(14.40)	(18.77)	(14.38)	(14.35)	0.46	0.50

Net income/(loss)	(18.60)	(21.00)	(16.25)	(16.21)	(2.64)	(1.16)

Net asset value, September 30, 2013	$97.72	$128.20	$108.11	$107.75	$76.02	$98.39

Ratios to average net assets (3)
Net investment income/(loss)	-4.96%	-1.95%	-1.95%	-1.95%	-5.16%	-2.16%
Expenses before incentive fees (4)	4.76%	1.76%	1.76%	1.76%	6.60%	3.60%
Expenses after incentive fees (4)	5.15%	2.15%	2.15%	2.15%	6.60%	3.60%
Total return before incentive fees (2)	-15.59%	-13.68%	-12.67%	-12.68%	-3.36%	-1.17%
Total return after incentive fees (2)	-15.99%	-14.07%	-13.07%	-13.08%	-3.36%	-1.17%

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2012	$130.73	$158.30	$94.55	$120.67
Net operating results:
Interest income	0.91	1.12	0.54	0.70
Expenses	(6.41)	(4.15)	(4.30)	(2.68)
Net gain/(loss) on investments, net of non-controlling interests	4.39	5.24	4.76	6.03

Net income/(loss)	(1.11)	2.21	1.00	4.05

Net asset value, September 30, 2013	$129.62	$160.51	$95.55	$124.72

Ratios to average net assets (3)
Net investment income/(loss)	-5.47%	-2.47%	-5.08%	-2.08%
Expenses before incentive fees (4)	6.38%	3.38%	5.81%	2.81%
Expenses after incentive fees (4)	6.38%	3.38%	5.81%	2.81%
Total return before incentive fees (2)	-0.85%	1.40%	1.06%	3.36%
Total return after incentive fees (2)	-0.85%	1.40%	1.06%	3.36%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using average net assets outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(5)	Class 3a operations bagan June 17, 2013.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of September 30, 2014 and December 31, 2013 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Three Months Ended September 30, 2014

Monthly average contracts:

	Bought	Sold
Equinox Frontier Long/Short Commodity Fund	—	—
Equinox Frontier Balanced Fund	1,944	1,998
Equinox Frontier Diversified Fund	—	—

For the Three Months Ended September 30, 2013

Monthly average contracts:

	Bought	Sold
Equinox Frontier Long/Short Commodity Fund	2,500	2,879
Equinox Frontier Balanced Fund	3,338	3,090

For the Nine Months Ended September 30, 2014

Monthly average contracts:

	Bought	Sold
Equinox Frontier Long/Short Commodity Fund	5,537	5,900
Equinox Frontier Balanced Fund	10,334	10,353
Equinox Frontier Diversified Fund	79	113

For the Nine Months Ended September 30, 2013

Monthly average contracts:

	Bought	Sold
Equinox Frontier Long/Short Commodity Fund	9,663	10,026
Equinox Frontier Balanced Fund	19,280	19,916
Equinox Frontier Diversified Fund	8	29

The following tables summarize the trading revenues for the three and nine months ended September 30, 2014 and 2013 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2014

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund
Metals	$—	$165,590	$—
Currencies	—	1,517,734	—
Energies	—	(218,021)	—
Agriculturals	—	1,186,853	—
Interest rates	—	2,543,096	—
Stock indices	—	(760,848)	—

Realized trading income/(loss)(1)	$—	$4,434,404	$—

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2013

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund
Metals	$(578,871)	$(510,734)	$—
Currencies	(107,754)	(763,525)	—
Energies	(4,807,731)	143,757	—
Agriculturals	(235,520)	(602,859)	—
Interest rates	(933,919)	2,847,561	—
Stock indices	538,242	69,417	—

Realized trading income/(loss)(1)	$(6,125,553)	$1,183,617	$—

Realized Trading Revenue from Futures, Forwards and Options

for the Nine Months Ended September 30, 2014

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund
Metals	$(60,704)	$(822,474)	$(5,850)
Currencies	(278,672)	1,326,386	(130,109)
Energies	(1,920,468)	(271,488)	(783)
Agriculturals	(252,807)	1,346,581	(19,987)
Interest rates	(223,175)	8,337,291	471,687
Stock indices	154,966	2,248,704	10,927

Realized trading income/(loss)(1)	$(2,580,860)	$12,165,000	$325,885

Realized Trading Revenue from Futures, Forwards and Options

for the Nine Months Ended September 30, 2013

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund
Metals	$(1,422,087)	$3,773,562	$(630,122)
Currencies	611,059	(3,026,628)	1,300,655
Energies	(7,454,776)	(4,634,133)	(3,465)
Agriculturals	(756,506)	(4,192,086)	8,936
Interest rates	745,377	(7,701,383)	(88,186)
Stock indices	2,020,392	14,089,121	146,263

Realized trading income/(loss)(1)	$(6,256,541)	$(1,691,547)	$734,081

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2014

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund
Metals	$—	$127,144
Currencies	—	(1,400,572)
Energies	—	(100,053)
Agriculturals	—	66,795
Interest rates	—	(888,638)
Stock indices	—	(458,480)

Change in unrealized trading income/(loss)(1)	$—	$(2,653,804)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2013

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund
Metals	$11,852	$(782,565)	$—
Currencies	(79,163)	47,821	—
Energies	3,968,251	(249,184)	—
Agriculturals	(485,107)	(314,017)	—
Interest rates	193,720	660,515	—
Stock indices	(166,426)	(819,898)	—

Change in unrealized trading income/(loss)(1)	$3,443,127	$(1,457,328)	$—

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2014

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund
Metals	$(162,388)	$(126,571)	$73,476
Currencies	(6,439)	(1,591,111)	(195,840)
Energies	1,631,427	108,482	(135,932)
Agriculturals	(574,982)	631,179	(73,196)
Interest rates	322,580	234,503	55,085
Stock indices	(248,852)	(3,445,687)	193,070

Change in unrealized trading income/(loss)(1)	$961,346	$(4,189,205)	$(83,337)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2013

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund
Metals	$267,939	$3,276,949	$608,392
Currencies	(290,944)	(2,720,964)	(1,191,389)
Energies	2,247,845	(1,905,647)	2,210
Agriculturals	(77,320)	192,134	(21,226)
Interest rates	(1,557,340)	315,767	79,060
Stock indices	(537,723)	584,436	(43,824)

Change in unrealized trading income/(loss)(1)	$52,457	$(257,325)	$(566,777)

(1)	Amounts recorded in the Statements of Operations under Net change in open trade equity (deficit).

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of September 30, 2014 and December 31, 2013.

As of September 30, 2014	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$444,441	$(793,282)	$(348,841)
Receivable from Futures Commissions Merchants	11,014,345	(205,610)	10,808,735
Swap Contracts	14,749,414	$—	14,749,414
Equinox Frontier Diversified Fund
Swap Contracts	$5,194,086	$—	$5,194,086
Equinox Frontier Long/Short Commodity Fund
Swap Contracts	$2,838,837	$—	$2,838,837
Equinox Frontier Heritage Fund
Swap Contracts	$5,993,000	$(156,157)	$5,836,843

Offsetting of Derivative Assets and Liabilities

As of December 31, 2013	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$3,935,252	$—	$3,935,252
Options Purchased	165,915	—	165,915
Options Written	—	(183,856)	(183,856)
Receivable from Futures Commissions Merchants	33,589,290	(10,123,238)	23,466,052
Equinox Frontier Long/Short Commodity Fund
Open Trade Equity/(Deficit)	$227,827	$(418,896)	$(191,069)
Options Purchased	98,740	—	98,740
Options Written	—	(172,650)	(172,650)
Receivable from Futures Commissions Merchants	14,598,699	(6,761,891)	7,836,808
Swap Contract	2,879,910	(423,454)	2,456,456

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

In addition to market risk, trading futures, forward and swap contracts entails credit risk that a counterparty will not be able to meet its obligations to a Trading Company. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. Some non-U.S. exchanges, in contrast to U.S. exchanges, are principals’ markets in which performance is the responsibility only of the individual counterparty with whom the Trading Company has entered into the transaction, and not of the exchange or clearing corporation. In these kinds of markets, there is risk of bankruptcy or other failure or refusal to perform by the counterparty.

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

Equinox Frontier Funds

Consolidated Statements of Financial Condition

September 30, 2014 (Unaudited) and December 31, 2013

	9/30/14	12/31/13
ASSETS
Cash and cash equivalents	$10,968,686	$9,302,857
U.S. Treasury securities, at fair value	121,870,315	193,678,360
Receivable from futures commission merchants	72,053,733	61,142,898
Open trade equity, at fair value	10,512,091	15,674,650
Options purchased, at fair value	6,341,561	3,033,870
Swap contracts, at fair value	28,619,180	21,455,529
Prepaid service fees	5,736	20,052
Interest receivable	712,952	2,652,967
Receivables from related parties	6,149	6,051
Other assets	33,214	55

Total Assets	$251,123,617	$306,967,289

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—	$—
Written options, at fair value	4,045,815	1,222,522
Pending owner additions	29,881	34,112
Owner redemptions payable	629,651	1,604,951
Incentive fees payable to Managing Owner	1,775,337	1,411,260
Management fees payable to Managing Owner	500,734	605,219
Interest payable to Managing Owner	183,273	281,562
Trading fees payable to Managing Owner	284,765	361,397
Service fees payable to Managing Owner	294,043	405,034
Payables to related parties	40,025	18,949
Other liabilities	—	—

Total Liabilities	7,783,524	5,945,006

CAPITAL
Managing Owner Units	5,007,641	4,246,069
Limited Owner Units	238,332,452	296,776,214

Total Capital	243,340,093	301,022,283

Total Liabilities and Capital	$251,123,617	$306,967,289

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Condensed Schedule of Investments

September 30, 2014

(Unaudited)

Description	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(9,601,371)	-3.95%
Various base metals futures contracts (U.S.)	(47,616)	-0.02%
Various currency futures contracts (U.S.)	(34,219)	-0.01%
Various energy futures contracts (U.S.)	(4,005,213)	-1.65%
Various energy futures contracts (Europe)	4,168	0.00%
Various interest rates futures contracts (Canada)	(61,306)	-0.03%
Various interest rates futures contracts (Europe)	1,931,516	0.79%
Various interest rates futures contracts (Far East)	96,332	0.04%
Various interest rates futures contracts (Oceanic)	144,354	0.06%
Various interest rates futures contracts (U.S.)	(959,628)	-0.39%
Various precious metal futures contracts (U.S.)	(198,675)	-0.08%
Various soft futures contracts (Europe)	190,395	0.08%
Various soft futures contracts (U.S.)	(1,456,014)	-0.60%
Various stock index futures contracts (Africa)	(10,758)	0.00%
Various stock index futures contracts (Canada)	(141,097)	-0.06%
Various stock index futures contracts (Europe)	(203,025)	-0.08%
Various stock index futures contracts (Far East)	70,107	0.03%
Various stock index futures contracts (Mexico)	(1,859)	0.00%
Various stock index futures contracts (Oceanic)	(55,638)	-0.02%
Various stock index futures contracts (U.S.)	(76,405)	-0.03%

Total Long Futures Contracts	$(14,415,952)	-5.92%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$9,617,844	3.95%
Various base metals futures contracts (U.S.)	150,504	0.06%
Various currency futures contracts (Far East)	(15,709)	-0.01%
Various currency futures contracts (U.S.)	5,337,389	2.19%
Various energy futures contracts (Europe)	1,699	0.00%
Various energy futures contracts (Far East)	(301)	0.00%
Various energy futures contracts (U.S.)	6,249,937	2.57%
Various interest rates futures contracts (Canada)	(1,116)	0.00%
Various interest rates futures contracts (Europe)	(172,565)	-0.07%
Various interest rates futures contracts (Far East)	(5,481)	0.00%
Various interest rates futures contracts (Oceanic)	(104,700)	-0.04%
Various interest rates futures contracts (U.S.)	(69,602)	-0.03%
Various precious metal futures contracts (U.S.)	2,154,435	0.89%
Various soft futures contracts (Africa)	(1,227)	0.00%
Various soft futures contracts (Canada)	11,893	0.00%
Various soft futures contracts (Europe)	112,418	0.05%
Various soft futures contracts (Far East)	30,634	0.01%
Various soft futures contracts (U.S.)	2,767,414	1.14%
Various stock index futures contracts (Canada)	250	0.00%
Various stock index futures contracts (Europe)	11,981	0.00%
Various stock index futures contracts (Far East)	33,889	0.01%
Various stock index futures contracts (Oceanic)	25,610	0.01%
Various stock index futures contracts (U.S.)	235,375	0.10%

Total Short Futures Contracts	$26,370,571	10.83%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$(1,442,528)	-0.59%

Total Currency Forwards	$(1,442,528)	-0.59%

Total Open Trade Equity (Deficit)	$10,512,091	4.32%

OPTIONS PURCHASED *
Various base metals futures contracts (Europe)	$1,503,233	0.62%
Various currency futures contracts (U.S.)	362,450	0.15%
Various energy futures contracts (U.S.)	2,369,070	0.97%
Various interest rates futures contracts (U.S.)	90,000	0.04%
Various precious metal futures contracts (U.S.)	839,955	0.35%
Various soft futures contracts (U.S.)	830,220	0.34%
Various stock index futures contracts (U.S.)	346,633	0.14%

Total Options Purchased	$6,341,561	2.61%

OPTIONS WRITTEN *
Various base metals futures contracts (Europe)	$(439,292)	-0.18%
Various currency futures contracts (U.S.)	(77,475)	-0.03%
Various energy futures contracts (U.S.)	(1,202,230)	-0.49%
Various interest rates futures contracts (U.S.)	(53,000)	-0.02%
Various precious metal futures contracts (U.S.)	(628,865)	-0.26%
Various soft futures contracts (U.S.)	(1,342,305)	-0.55%
Various stock index futures contracts (U.S.)	(302,648)	-0.12%

Total Options Written	$(4,045,815)	-1.65%

SWAPS (1)
Frontier XXXIV Balanced select swap (U.S.)	$14,749,414	6.06%
Frontier Brevan Howard swap (U.S.)	5,836,843	2.40%
Frontier XXXV Diversified select swap (U.S.)	5,194,086	2.13%
Frontier XXXVII L/S select swap (U.S.)	2,838,837	1.17%

Total Swaps	$28,619,180	11.76%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value	Fair Value
$75,000,000 US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	$93,592,190	38.46%
$20,000,000 US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	28,278,125	11.62%

Total U.S. Treasury Securities	$121,870,315	50.08%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Condensed Schedule of Investments

December 31, 2013

Description	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$5,652,154	1.88%
Various base metals futures contracts (U.S.)	185,236	0.06%
Various currency futures contracts (Far East)	—	0.00%
Various currency futures contracts (U.S.)	1,221,239	0.41%
Various energy futures contracts (U.S.)	121,939	0.04%
Various energy futures contracts (Europe)	(155,110)	-0.05%
Various energy futures contracts (Far East)	3,805	0.00%
Various interest rates futures contracts (Canada)	(52,871)	-0.02%
Various interest rates futures contracts (Europe)	(1,090,717)	-0.36%
Various interest rates futures contracts (Far East)	(395,361)	-0.13%
Various interest rates futures contracts (Oceanic)	61,708	0.02%
Various interest rates futures contracts (U.S.)	(1,287,953)	-0.43%
Various precious metal futures contracts (Far East)	—	0.00%
Various precious metal futures contracts (U.S.)	(11,609)	0.00%
Various soft futures contracts (Canada)	—	0.00%
Various soft futures contracts (Europe)	(11,836)	0.00%
Various soft futures contracts (Far East)	—	0.00%
Various soft futures contracts (U.S.)	(3,830,479)	-1.27%
Various stock index futures contracts (Africa)	38,295	0.01%
Various stock index futures contracts (Canada)	282,928	0.09%
Various stock index futures contracts (Europe)	2,767,531	0.92%
Various stock index futures contracts (Far East)	1,399,122	0.46%
Various stock index futures contracts (Mexico)	413	0.00%
Various stock index futures contracts (Oceanic)	279,932	0.09%
Various stock index futures contracts (U.S.)	3,224,823	1.07%

Total Long Futures Contracts	$8,403,189	2.79%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(4,388,603)	-1.46%
Various base metals futures contracts (U.S.)	(12,775)	0.00%
Various currency futures contracts (Far East)	(1,135)	0.00%
Various currency futures contracts (U.S.)	2,433,370	0.81%
Various energy futures contracts (Europe)	172,634	0.06%
Various energy futures contracts (U.S.)	(137,428)	-0.05%
Various interest rates futures contracts (Canada)	36,440	0.01%
Various interest rates futures contracts (Europe)	686,134	0.23%
Various interest rates futures contracts (Far East)	101,244	0.03%
Various interest rates futures contracts (Oceanic)	(77,260)	-0.03%
Various interest rates futures contracts (U.S.)	1,339,742	0.45%
Various precious metal futures contracts (U.S.)	906,216	0.30%
Various soft futures contracts (Canada)	1,489	0.00%
Various soft futures contracts (Europe)	5,433	0.00%
Various soft futures contracts (U.S.)	4,912,131	1.63%
Various stock index futures contracts (Africa)	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%
Various stock index futures contracts (Europe)	(1,174)	0.00%
Various stock index futures contracts (Far East)	(1,806)	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%
Various stock index futures contracts (U.S.)	48,849	0.02%

Total Short Futures Contracts	$6,023,501	2.00%

CURRENCY FORWARDS *
Various currency forwards contracts	$1,247,960	0.41%

Total Currency Forwards	$1,247,960	0.41%

Total Open Trade Equity (Deficit)	$15,674,650	5.21%

OPTIONS PURCHASED *
Various base metals futures contracts (Europe)	$1,839,592	0.61%
Various currency futures contracts (U.S.)	386,410	0.13%
Various energy futures contracts (U.S.)	75,490	0.03%
Various interest rates futures contracts (U.S.)	528,751	0.18%
Various precious metal futures contracts (U.S.)	—	0.00%
Various soft futures contracts (U.S.)	37,644	0.01%
Various stock index futures contracts (U.S.)	165,983	0.06%

Total Options Purchased	$3,033,870	1.02%

OPTIONS WRITTEN *
Various base metals futures contracts (Europe)	$(703,619)	-0.23%
Various currency futures contracts (U.S.)	(34,820)	-0.01%
Various energy futures contracts (U.S.)	(152,500)	-0.05%
Various interest rates futures contracts (U.S.)	(127,500)	-0.04%
Various precious metal futures contracts (U.S.)	—	0.00%
Various soft futures contracts (U.S.)	(20,150)	-0.01%
Various stock index futures contracts (U.S.)	(183,933)	-0.06%

Total Options Written	$(1,222,522)	-0.40%

SWAPS (1)
Frontier XXXIV Balanced select swap (U.S.)	$10,126,168	3.36%
Frontier Brevan Howard swap (U.S.)	5,435,184	1.81%
Frontier XXXV Diversified select swap (U.S.)	3,437,632	1.14%
Frontier XXXVII L/S select swap (U.S.)	2,456,545	0.82%

Total Swaps	$21,455,529	7.13%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value	Fair Value
$11,500,000 US Treasury Note 1.125% due 12/31/2019 (Cost $11,178,122)	$10,853,125	3.61%
$11,500,000 US Treasury Note 2.000% due 09/30/2020 (Cost $11,611,497)	11,228,672	3.75%
$25,000,000 US Treasury Note 2.500% due 08/15/2023 (Cost $25,034,823)	23,957,031	8.04%
$13,000,000 US Treasury Note 2.125% due 08/15/2021 (Cost $13,066,678)	12,575,469	4.21%
$13,000,000 US Treasury Note 2.000% due 11/15/2021 (Cost $12,945,421)	12,390,625	4.13%
$75,000,000 US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	95,507,813	32.29%
$20,000,000 US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	27,165,625	9.20%

Total U.S. Treasury Securities	$193,678,360	65.23%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statements of Operations

For the Three Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
Investment income:
Interest—net	$254,705	$1,140,637

Total Income	254,705	1,140,637

Expenses:
Incentive Fees	1,775,911	—
Management Fees	1,454,821	1,981,543
Service Fees—Class 1	1,020,397	1,650,323
Trading Fees	783,665	1,281,476

Total Expenses	5,034,794	4,913,342

Investment income/(loss)—net	(4,780,089)	(3,772,705)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	20,316,456	(18,537,056)
Net change in open trade equity/(deficit)	(1,796,746)	2,716,062
Net realized gain/(loss) on swap contracts	—	(1,646,391)
Net unrealized gain/(loss) on swap contracts	8,889,336	(2,600,517)
Net realized gain/(loss) on U.S. Treasury securities	211,628	—
Net unrealized gain/(loss) on U.S. Treasury securities	611,190	—
Trading commissions	(950,412)	(1,106,569)

Net gain/(loss) on investments	27,281,452	(21,174,471)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$22,501,363	$(24,947,176)

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statements of Operations

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
Investment income:
Interest—net	$854,257	$3,703,455

Total Income	854,257	3,703,455

Expenses:
Incentive Fees	5,327,960	889,025
Management Fees	4,583,154	6,708,693
Service Fees—Class 1	3,288,436	5,718,063
Trading Fees	2,487,782	4,533,240

Total Expenses	15,687,332	17,849,021

Investment income/(loss)—net	(14,833,075)	(14,145,566)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	25,829,555	(31,209,297)
Net change in open trade equity/(deficit)	(6,838,776)	1,579,799
Net realized gain/(loss) on swap contracts	—	(3,555,134)
Net unrealized gain/(loss) on swap contracts	7,163,651	(2,763,657)
Net realized gain/(loss) on U.S. Treasury securities	(429,638)	1,078,008
Net unrealized gain/(loss) on U.S. Treasury securities	10,095,484	(1,157,776)
Trading commissions	(2,851,464)	(4,004,456)

Net gain/(loss) on investments	32,968,812	(40,032,513)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$18,135,737	$(54,178,079)

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statement of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2014

(Unaudited)

	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2013	$4,801,516	$296,220,767	$301,022,283
Sale of Units	23,159	12,417,146	12,440,305
Redemption of Units	(317,674)	(87,940,558)	(88,258,232)
Net increase/(decrease) in Owners’ Capital resulting from operations	500,640	17,635,097	18,135,737

Owners’ Capital, September 30, 2014	$5,007,641	$238,332,452	$243,340,093

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	2014	2013
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$18,135,737	$(54,178,079)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	5,162,559	5,173,457
Net change in options purchased	(3,307,691)	—
Net change in options written	2,823,293	(2,612,290)
Net change in allocation of total return swaps	—	3,501
Net unrealized (gain)/loss on swap contracts	(7,163,651)	2,763,657
Net realized (gain)/loss on swap contracts	—	3,555,134
Net unrealized (gain)/loss on U.S. Treasury securities	(10,095,484)	1,157,776
Net realized (gain)/loss on U.S. Treasuries securities	429,638	(1,078,008)
(Purchases) sales of:
Sales of swap contracts	—	20,694,866
(Purchases) of swap contracts	—	(21,880,000)
Sales of U.S. Treasury securities	81,473,891	17,921,554
Sales of custom time deposits	—	76,007,675
Interest rollover of custom time deposits	—	—
Increase and/or decrease in:
Receivable from futures commission merchants	(10,910,835)	81,288,822
Distributions from trading companies	—	—
Prepaid service fees	14,316	101,896
Interest receivable	1,940,015	250,645
Receivable from related parties	(98)	(3,420)
Other assets	(33,159)	34,993
Incentive fees payable to Managing Owner	364,077	(732,119)
Management fees payable to Managing Owner	(104,485)	(402,038)
Interest payable to Managing Owner	(98,289)	(175,293)
Trading fees payable to Managing Owner	(76,632)	(203,645)
Service fees payable to Managing Owner	(110,991)	(215,722)
Payables to related parties	21,076	(28,041)
Other liabilities	—	(50,070)

Net cash provided by (used in) operating activities	78,463,287	127,395,251

Cash Flows from Financing Activities:
Proceeds from sale of capital	12,440,305	8,844,273
Payment for redemption of capital	(88,258,232)	(146,394,197)
Pending owner additions	(4,231)	(65,566)
Redemptions payable	(975,300)	102,802

Net cash provided by (used in) financing activities	(76,797,458)	(137,512,688)

Net increase (decrease) in cash and cash equivalents	1,665,829	(10,117,437)
Cash and cash equivalents, beginning of period	9,302,857	17,094,782

Cash and cash equivalents, end of period	$10,968,686	$6,977,345

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Purpose

Equinox Frontier Funds, which is referred to in this report as “the Trust”, was formed on August 8, 2003, as a Delaware statutory trust. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest (the “Units”) pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). It is managed by its managing owner, Equinox Fund Management, LLC (the “Managing Owner”).

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

•

maintains each Series of Units in between two to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1, Class 1AP or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund, and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents; and

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

As of September 30, 2014, the Trust, with respect to the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Equinox Frontier Balanced Fund and the Equinox Frontier Long/Short Commodity Fund separates Units into a maximum of seven separate Classes—Class 1, Class 1AP, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of U.S. Treasury Securities, certificates of deposit and custom time deposits. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

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

Basis of Presentation—The Trust follow U.S. Generally Accepted Accounting Principles (“GAAP”), as established by the Financial Accounting Standards Board (the “FASB”), to ensure consistent reporting of financial condition, condensed schedules of investments, results of operations, changes in capital and cash flows. The Trust is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946.

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

Interest Income—Aggregate interest income from all sources, including U.S. Treasury securities and assets held at futures commission merchants (each, an “FCM”), up to the first two percentage points or 20% of the aggregate percentage yield (annualized) is paid to the Managing Owner. All interest not paid to the Managing Owner is interest income to the Trust.

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

Allocation of Earnings—Each Series of the Trust may maintain between two to seven classes of Units—Class 1, Class 1AP, Class 2, Class 3, Class 1a, Class 2a and Class 3a. All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3 and Class 3a Units based on each Class’ respective owners’ capital balances as applicable to the classes maintained by the Series.

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

Service Fees—The Trust may maintain each Series of Units in between two to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1, Class 1AP or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1, Class 1AP or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents.

These service fees are part of the offering costs of the Trust, which include registration and filing fees, legal and blue sky expenses, accounting and audit, printing, marketing support and other offering costs which are born by the Managing Owner. With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Class 1, Class 1AP and Class 1a Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed for such payment by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk of the downside and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months.

Pending Owner Additions—Funds received for new subscriptions and for additions to existing owner interests are recorded as capital additions at the NAV per unit of the second business day following receipt.

Recently Adopted Accounting Pronouncements—In September of 2013, FASB issued ASU 2013-08 to (i) modify Topic 946 for determining whether an entity is an investment company; (ii) update the measurement requirements for noncontrolling interests in other investment companies; and (iii) require additional disclosures for investment companies under GAAP. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on the financial position or results of operations.

Recently Issued Accounting Pronouncements— In May 2014 the FASB issued a final standard on revenue from contracts with customers. The standard, issued as FASB ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The ASU is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. A full retrospective or modified retrospective approach may be taken to adopt the guidance in the ASU. The Trust is currently evaluating the impact of the provisions of ASU 2014-09 on its consolidated financial position, results of operations and related disclosures.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value based upon daily reports from the counterparty. The Managing Owner values the investments based on the CTA’s estimated position information on a same-trading day basis. The Managing Owner reviews and approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts. The fair value is corroborated through the use of a third party pricing service. The valuation of swap contracts requires significant estimates utilizing Level 3 Inputs corroborated by management through the use of a third party pricing service (“pricing service”). The pricing service, utilizing proprietary model-intensive methodologies, selects and implements the pricing model appropriate for each swap valuation. The pricing service does not provide detail of the pricing model to management. The Managing Owner through the valuation committee charted by the Executive Committee of the Trust, engages, via inquiry and review of methodology documentation, with the service provider to gain an understanding of the valuation model selected; the components of the model, both observable and unobservable; and quality control testing procedures in place. The valuation committee meets on a monthly basis and as needed to discuss any updates or changes in the valuation process, reporting to the Executive Committee. The pricing service’s methodology includes performance of tolerance testing on its valuation models to ensure consistency and reasonableness of the values derived. The tolerance testing includes valuing the components of the product separately, i.e. underlying asset, volatility, financing rates, and so forth. The tolerance testing is part of the initial valuation setup and throughout the ongoing daily valuation process. The pricing service also has several layers of quality control including: engineering / reverse engineering process to understand each swap and it’s subcomponent parts fully; comparative analysis against other valuations performed with similar composition and characteristics; review of output valuation against expectations based on observable price movements of underlying futures; and lastly, periodic review by a senior financial engineer to ensure design and function of model is stable and perform as expected.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$11,954,619	$(1,442,528)	$—	$10,512,091
Swap Contracts	—	—	28,619,180	28,619,180
U.S. Treasury Securities	121,870,315	—	—	121,870,315
Purchased Options	—	6,341,561	—	6,341,561
Written Options	—	(4,045,815)	—	(4,045,815)

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$14,426,691	$1,247,959	$—	$15,674,650
Swap Contracts	—	—	21,455,529	21,455,529
U.S. Treasury Securities	196,330,745	—	—	196,330,745
Purchased options	—	3,033,870	—	3,033,870
Written Options	—	(1,222,522)	—	(1,222,522)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations.

For The Nine Months Ended September 30, 2014
Balance of recurring Level 3 assets as of January 1, 2014	$21,455,529
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	7,163,651
Purchases of investments	—
Sales of investments	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of September 30, 2014	$28,619,180

For the Year Ended December 31, 2013
Balance of recurring Level 3 assets as of January 1, 2013	$22,289,479
Total gains or losses (realized/unrealized):
Included in earnings-realized	(3,555,134)
Included in earnings-unrealized	1,539,551
Purchases of investments	21,880,000
Sales of investments	(20,698,367)
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2013	$21,455,529

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine months ended September 30, 2014 and year ended December 31, 2013, the Trust did not transfer any assets between Level 1, 2 and 3.

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of September 30, 2014 and December 31, 2013, 11.4% and 7.0%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps and is recorded as cash and cash equivalents on the Statements of Financial Condition of the Trust.

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

The Trust had invested in the following swaps as of and for the nine months ended September 30, 2014:

	Brevan Howard Total Return Swap	XXXIV Balanced select swap Total Return Swap	XXXV Diversified select swap Total Return Swap	XXXVII L/S select swap Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$18,663,283	$67,610,098	$35,500,000	$16,590,513
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Investee Returns	On Default	On Default	On Default	On Default
Realized Gain/(Loss)	$0	$0	$0	$0

Unrealized Gain/(Loss)	$867,812	$5,253,082	$2,147,690	$620,752

Fair Value as of 9/30/2014	$5,836,843	$14,749,414	$5,194,086	$2,838,837

The Trust had invested in the following swaps as of and for the year ended December 31, 2013:

	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Societe Generale	DeutscheBank	DeutscheBank AG
Notional Amount	$—	$—	$80,591,769
Termination Date	11/21/2014	6/30/2016	8/2/2018
Investee Returns	Total Returns	On Default	On Default
Realized Gain/(Loss)	$(1,645,980)	$(1,908,743)	$—

Unrealized Gain/(Loss)	$215,224	$1,746,254	$522,003

Fair Value as of 12/31/13	$—	$—	$10,122,003

	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$34,400,000	$25,500,000	$18,663,283
Termination Date	8/7/2018	8/2/2018	3/26/2018
Investee Returns	On Default	On Default	On Default
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$(423,454)	$37,632	$591,793

Fair Value as of 12/31/13	$2,456,545	$3,437,632	$5,435,184

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

Trading Fees—In connection with each Series’ trading activities of the Trust, the Equinox Frontier Long/Short Commodity Fund (Classes 1, 1AP, 2 and 3), Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund pays to the Managing Owner a trading fee, or FCM Fee, of up to 0.75% of such Series’ NAV, calculated daily. The Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund (Classes 1a and 2a) and Equinox Frontier Masters Fund pays to the Managing Owner a trading fee, or FCM Fee, of up to 2.25% and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

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

Service Fees—In addition, with respect to Class 1, Class 1AP and Class 1a Units of each Series of the Trust, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee of up to 3% annually, which the Managing Owner pays to selling agents of the Trust.

As of September 30, 2014, the Trust has a payable to the Managing Owner in the amounts of $1,775,337, $500,734, $183,273, $284,765, and $294,043 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2013, the Trust has a payable to the Managing Owner in the amounts of $1,411,260, $605,219, $281,562, $361,397 and $405,034 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the three months ended September 30, 2014, the Trust paid the Managing Owner $1,775,911, $1,454,821, $1,020,397 and $783,665 for incentive fees, management fees, service fees, and trading fees, respectively.

For the three months ended September 30, 2013, the Trust paid the Managing Owner $0, $1,981,543, $1,650,323, and $1,281,476 for incentive fees, management fees, service fees, and trading fees, respectively.

For the nine months ended September 30, 2014, the Trust paid the Managing Owner $5,327,960, $4,583,154, $3,288,436, and $2,487,782 for incentive fees, management fees, service fees, and trading fees, respectively.

For the nine months ended September 30, 2013, the Trust paid the Managing Owner $889,025, $6,708,693, $5,718,063, and $4,533,240 for incentive fees, management fees, service fees, and trading fees, respectively.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the nine months ended September 30, 2014 and year ended December 31, 2013 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were ($18,753) and ($18,228), respectively.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity

Fund, Equinox Frontier Masters Fund, and Equinox Frontier Balanced Fund (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. During the three and nine months ended September 30, 2014, the Trust paid $538,419 and $1,816,125, respectively, of such interest income to the Managing Owner. During the three and nine months ended September 30, 2013, the Trust paid $2,420,296 and $7,548,478, respectively, of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

The Managing Owner, under an amended contract, paid to The Bornhoft Group Corporation, an affiliate of the Trust, an annual payment of $1,100,000 for the first year of the contract and $600,000 for the second year of the contract, and $300,000 for the third and final year for investment and advisor services and 0.1% annually thereafter of the trading level with the Equinox Frontier Balanced Fund in lieu of a monthly service fee. The Managing Owner paid $518,736 and $889,524, respectively under this agreement for the nine months ended September 30, 2014 and 2013 and $139,003 and $232,150, respectively, for the three months ended September 30, 2014 and 2013.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $285,000 and $115,000, for the three months ended September 30, 2014 and 2013, and $850,000 and $795,000, respectively, for the nine months ended September 30, 2014 and 2013.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $268,448 and $412,265, respectively, for the three months ended September 30, 2014 and 2013 and $849,510 and $1,460,009, respectively, for the nine months ended September 30, 2014 and 2013.

Equinox Group Distributors LLC, an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

6. Financial Highlights

The following information presents the financial highlights of the Trust for the three and nine months ended September 30, 2014 and 2013. This data has been derived from the information presented in the consolidated financial statements.

Three Months Ended
	2014	2013
Ratios to average net assets (1)
Net investment gain/(loss) (1)	-5.67%	-4.08%
Expenses before incentive fees (3)	-5.35%	-5.32%
Expenses after incentive fees (3)	-6.09%	-5.32%
Total return before incentive fees (2)	10.05%	-6.81%
Total return after incentive fees (2)	9.32%	-6.81%

Nine Months Ended
	2014	2013
Ratios to average net assets (1)
Net investment gain/(loss) (1)	-6.94%	-4.29%
Expenses before incentive fees (3)	-5.33%	-5.23%
Expenses after incentive fees (3)	-7.38%	-5.43%
Total return before incentive fees (2)	9.03%	-12.28%
Total return after incentive fees (2)	6.98%	-12.48%

(1)	Annualized with the exception of incentive fees.
(2)	Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

7. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of September 30, 2014 and December 31, 2013 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the three months September 30, 2014 and 2013, the monthly average of futures contracts bought was approximately 9,077 and 101,645, respectively and sold was approximately 9,092 and 111,301, respectively. For the nine months ended September 30, 2014 and 2013, the monthly average of futures contracts bought was approximately 28,999 and 55,975, respectively and sold was approximately 28,961 and 62,543, respectively.

The following tables summarize the trading revenues for the three and nine months ended September 30, 2014 and 2013 by contract type:

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2014

Type of contract
Metals	$1,537,673
Currencies	2,480,952
Energies	(1,492,743)
Agriculturals	788,201
Interest rates	(3,643,772)
Stock indices	(1,467,057)

Change in unrealized trading income/(loss)(1)	$(1,796,746)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2014

Type of contract
Metals	$590,622
Currencies	(1,475,122)
Energies	474,691
Agriculturals	316,434
Interest rates	1,122,070
Stock indices	(7,867,471)

Change in unrealized trading income/(loss)(1)	$(6,838,776)

(1)	Amounts recorded in the Consolidate Statement of Operations under net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2014

Type of contract
Metals	$779,630
Currencies	6,559,987
Energies	(833,448)
Agriculturals	5,092,270
Interest rates	8,323,148
Stock indices	394,869

Realized trading income/(loss)(1)	$20,316,456

Realized Trading Revenue from Futures, Forwards and Options

for the Nine Months Ended September 30, 2014

Type of contract
Metals	$(2,622,349)
Currencies	6,118,257
Energies	(2,727,631)
Agriculturals	3,354,245
Interest rates	15,624,527
Stock indices	6,082,506

Realized trading income/(loss)(1)	$25,829,555

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of September 30, 2014 and December 31, 2013:

Offsetting of Derivative Assets and Liabilities

As of September 30, 2014

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Open Trade Equity/(Deficit)	$13,679,493	$(3,167,402)	$10,512,091
Options Purchased	6,341,561	—	6,341,561
Options Written	—	(4,045,815)	(4,045,815)
Receivable from Futures Commissions Merchants	170,168,191	(98,114,458)	72,053,733
Swap Contracts	28,775,337	(156,157)	28,619,180

Offsetting of Derivative Assets and Liabilities

As of December 31, 2013

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Open Trade Equity/(Deficit)	$16,274,437	$(599,787)	$15,674,650
Options Purchased	3,033,870	—	3,033,870
Options Written	—	(1,222,522)	(1,222,522)
Receivable from Futures Commissions Merchants	158,747,936	(97,605,038)	61,142,898
Swap Contracts	21,879,883	(424,354)	21,455,529

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

In addition to market risk, trading futures, forward and swap contracts entails credit risk that a counterparty will not be able to meet its obligations to a Trading Company. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. Some non-U.S. exchanges, in contrast to U.S. exchanges, are principals’ markets in which performance is the responsibility only of the individual counterparty with whom the Trading Company has entered into the transaction, and not of the exchange or clearing corporation. In these kinds of markets, there is risk of bankruptcy or other failure or refusal to perform by the counterparty.

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

The Trust, with respect to each Series of Units, engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments (including Swaps). The Trust allocates funds to affiliated Trading Companies, each of which has one-year renewable contracts with its own independent Trading Advisor(s) that will manage all or a portion of the applicable Trading Company’s assets, and make the trading decisions for the assets of each Series vested in such Trading Company. In November 2010, the Equinox Frontier Select Fund invested a portion of its assets in an unaffiliated Trading Company, Berkeley Quantitative Colorado Fund LLC which was liquidated on March 16, 2012. The assets of each Trading Company will be segregated from the assets of each other Trading Company. The Trust has an investment objective of increasing the value of the Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies). For additional overview of the Trust’s structure and business activities, see Item 1 “Financial Statements.”

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

The trading system of each of the major commodity trading advisors used by the Trading Companies is as follows:

Major Commodity Trading Advisor	Trading System Style
Abraham Trading Company	Systematic
BH-DG Systematic Trading LLP	Systematic
Campbell & Company, Inc.	Systematic
Cantab Capital Partners LLP	Systematic
Chesapeake Capital Corporation	Systematic
Commodity Strategies AG	Systematic
Crabel Capital Management, LLC	Systematic
Doherty Trading Advisors	Systematic
Emil Van Essen, LLC	Discretionary
Fort, L.P.	Systematic
H2O Asset Management	Systematic
J E Moody & Company	Systematic
Krom River Trading AG	Discretionary
Mesirow Financial Commodities Management, LLC	Discretionary
Quantica Capital AG	Systematic
Quantitative Investment Management, LLC	Systematic
QuantMetrics Capital Management LLP	Systematic
Quest Partners LLC	Systematic
Red Oak Commodity Advisors, Inc.	Discretionary
Rosetta Capital Management, LLC	Discretionary
Skyline Management, Inc.	Discretionary
Tiverton Trading	Discretionary
Transtrend B.V.	Systematic
Winton Capital Management Ltd.	Systematic

As of September 30, 2014, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

Allocation as of September 30, 2014 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Masters Fund	Equinox Frontier Balanced Fund	Equinox Frontier Select Fund	Equinox Frontier Winton Fund	Equinox Frontier Heritage Fund
Abraham Trading Company	—	24%	—	—	—	—	—
BH-DG Systematic Trading LLP	10%	—	—	—	42%	—	44%
Campbell &Company Inc.	—	—	—	9%	—	—	—
Cantab Capital Partners LLP	—	—	—	8%	—	—	—
Chesapeake Capital Corporation	9%	—	30%	—	—	—	—
Commodity Strategies AG	—	—	—	—	—	—	—
Crabel Capital Management, LLC	8%	—	—	4%	—	—	—
Doherty Trading Advisors	4%	—	—	4%	—	—	—
Emil Van Essen, LLC	6%	13%	—	4%	—	—	—
Fort, L.P.	10%	—	—	11%	—	—	—
H2O Asset Management	—	—	—	9%	—	—	—
J E Moody & Company	—	18%	—	—	—	—	—
Krom River Trading AG	—	—	—	—	—	—	—
Mesirow Financial Commodities Management, LLC	—	—	—	—	—	—	—
Quantica Capital AG	—	—	—	6%	—	—	—
Quantitative Investment Management, LLC	10%	—	—	8%	—	—	—
QuantMetrics Capital Management LLP	14%	—	—	8%	—	—	—
Quest Partners LLC	10%	—	—	—	—	—	—
Red Oak Commodity Advisors, Inc.	—	20%	—	—	—	—	—
Rosetta Capital Management, LLC	—	20%	—	—	—	—	—
Skyline Management, Inc.	—	—	—	8%	—	—	—
Tarpon Trading LLC	—	—	—	—	—	—	—
Tiverton Trading	—	—	—	8%	—	—	—
Transtrend B.V.	—	—	28%	—	58%	—	—
Winton Capital Management Ltd.	12%	—	42%	9%	—	100%	56%

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At September 30, 2014, cash deposited at the clearing brokers was $72,053,733 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Balanced Fund (Class 1a and Class 2a only), and the Equinox Frontier Long/Short Commodity Fund, 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of September 30, 2014, total cash and cash equivalents held at banking institutions were $2,317,415 for the Equinox Frontier Diversified Fund, $1,046,506 the Equinox Frontier Long/Short Commodity Fund, $1,061,158 for the Equinox Frontier Masters Fund, $3,655,959 for the Equinox Frontier Balanced Fund, $412,711 for the Equinox Frontier Select Fund, $2,010,973 for the Equinox Frontier Winton Fund, and $463,964 for the Equinox Frontier Heritage Fund.

As a commodity pool, the Registrant has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Registrant has not been forced to liquidate positions to fund redemptions. During the fiscal nine months ended September 30, 2014, the Registrant was able to pay all redemptions.

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

Results of Operations

Series Returns and Other Information

The returns for each Series and Class of Units for the three and nine months ended September 30, 2014 and September 30, 2013, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013.

Equinox Frontier Diversified Fund

The Equinox Frontier Diversified Fund—Class 1 NAV gained 10.51% and lost 8.67%, respectively, for the three months ended September 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 2 NAV gained 11.00% and lost 8.26%, respectively for the three months ended September 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 3 NAV gained 11.07% for the three months ended September 30, 2014. The inception date of the Equinox Frontier Diversified Fund Class 3 was February 24, 2014.

For the three months ended September 30, 2014, the Equinox Frontier Diversified Fund recorded net gain on investments of $6,490,602, net investment income of $134,263, and total expenses of $1,363,371 resulting in a net increase in Owners’ capital from operations of $5,261,494. For the three months ended September 30, 2013, the Equinox Frontier Diversified Fund recorded net loss on investments of $6,696,322, net investment income of $399,992, and total expenses of $1,035,481 resulting in a net decrease in Owners’ capital from operations of $7,331,811.

Please see additional discussion under “Nine months Ended September 30, 2014 Compared to Nine months Ended September 30, 2013 – Equinox Frontier Diversified Fund.”

Equinox Frontier Masters Fund

The Equinox Frontier Masters Fund—Class 1 NAV gained 8.73% and lost 7.25%, respectively, for the three months ended September 30, 2014 and 2013 net of fees and expenses; the Equinox Frontier Masters Fund—Class 2 NAV gained 9.21% and lost 6.84% for the three months ended September 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Masters Fund—Class 3 NAV gained 9.29% for the three months ended September 30, 2014. The inception date of the Equinox Frontier Masters Fund was December 17, 2013.

For the three months ended September 30, 2014, the Equinox Frontier Masters Fund recorded net gain on investments of $2,557,909, net investment income of $62,263, and total expenses of $654,965, resulting in a net increase in Owners’ capital from operations of $1,965,207. For the three months ended September 30, 2013, the Equinox Frontier Masters Fund recorded net loss on investments of $2,509,310, net investment income of $192,004, and total expenses of $724,530, resulting in a net decrease in Owners’ capital from operations of $3,041,836.

Please see additional discussion under “Nine months Ended September 30, 2014 Compared to Nine months Ended September 30, 2013 – Equinox Frontier Masters Fund.”

Equinox Frontier Long/Short Commodity Fund

The Equinox Frontier Long/Short Commodity Fund—Class 2 NAV gained 26.15% and lost 6.22%, respectively, for the three months ended September 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 3 NAV gained 26.15% and lost 6.22% respectively, for the three months ended September 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund—Class 1a NAV gained 25.66% and lost 6.31%, respectively, for the three months ended September 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 2a NAV gained 26.24% and lost 5.88%, respectively, for the three months ended September 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund Class 3a NAV gained 26.30% and lost 5.82%, respectively, for the three months ended September 30, 2014 and 2013, net of fees and expenses.

For the three months ended September 30, 2014, the Equinox Frontier Long/Short Commodity Fund recorded net gain on investments of $4,217,572, net investment income of $51,721, and total expenses of $367,433, resulting in a net increase in Owners’ capital from operations of $3,901,860. For the three months ended September 30, 2013, the Equinox Frontier Long/Short Commodity Fund recorded net loss on investments of $3,403,485, net investment income of $249,355, and total expenses of $736,011, resulting in a net decrease in Owners’ capital from operations of $2,283,631, after non-controlling interests of $1,606,510.

Please see additional discussion under “Nine months Ended September 30, 2014 Compared to Nine months Ended September 30, 2013 – Equinox Frontier Long/Short Commodity Fund.”

Equinox Frontier Balanced Fund

The Equinox Frontier Balanced Fund—Class 1 NAV gained 10.00% and lost 6.84%, respectively, for the three months ended September 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Balanced Fund—Class 2 NAV gained 10.84% and lost 6.11%, respectively, for the three months ended September 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Balanced Fund—Class 2a NAV gained 11.11% and lost 5.74%, respectively, for the three months ended September 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Balanced Fund—Class 3a NAV gained 11.11% and lost 5.74%, respectively, for the three months ended September 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Balanced Fund—Class 1AP NAV gained 11.89% for the three months ended September 30, 2014. The inception date of the Equinox Frontier Balanced Fund Class 1AP was July 31, 2014.

For the three months ended September 30, 2014, the Equinox Frontier Balanced Fund recorded net gain on investments of $10,465,597, net investment income of $6,458, and total expenses of $1,282,908, resulting in a net increase in Owners’ capital from operations of $8,478,094, after non-controlling interests of $711,053. For the three months ended September 30, 2013, the Equinox Frontier Balanced Fund recorded net loss on investments of $10,036,310, net investment income of $123,819, and total expenses of $1,337,925, resulting in a net decrease in Owners’ capital from operations of $9,721,779 after non-controlling interests of $1,528,637.

Please see additional discussion under “Nine months Ended September 30, 2014 Compared to Nine months Ended September 30, 2013 – Equinox Frontier Balanced Fund.”

Equinox Frontier Select Fund

The Equinox Frontier Select Fund—Class 1 NAV gained 9.06% and lost 6.16%, respectively, for the three months ended September 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Select Fund—Class 2 NAV gained 9.88% and lost 5.43%, respectively for the three months ended September 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Select Fund—Class 1AP NAV gained 13.53% for the three months ended September 30, 2014. The inception date of the Equinox Frontier Select Fund Class 1AP was July 31, 2014.

For the three months ended September 30, 2014, the Equinox Frontier Select Fund recorded net gain on investments of $1,619,376, net investment income of $0, and total expenses of $414,633, resulting in a net increase in Owners’ capital from operations of $1,204,743. For the three months ended September 30, 2013, the Equinox Frontier Select Fund recorded net loss on investments of $1,021,631, net investment income of $68,662, and total expenses of $322,765, resulting in a net decrease in Owners’ capital from operations of $1,275,734.

Please see additional discussion under “Nine months Ended September 30, 2014 Compared to Nine months Ended September 30, 2013 – Equinox Frontier Select Fund.”

Equinox Frontier Winton Fund

The Equinox Frontier Winton Fund—Class 1 NAV gained 2.83% and lost 2.40%, respectively, for the three months ended September 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Winton Fund—Class 2 NAV gained 3.60% and lost 1.64%, respectively, for the three months ended September 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Winton Fund—Class 1AP NAV gained 7.91% for the three months ended September 30, 2014. The inception date of the Equinox Frontier Winton Fund Class 1AP was July 31, 2014.

For the three months ended September 30, 2014, the Equinox Frontier Winton Fund recorded net gain on investments of $1,751,104, net investment income of $0, and total expenses of $738,987, resulting in a net increase in Owners’ capital from operations of $1,012,414. For the three months ended September 30, 2013, the Equinox Frontier Winton Fund recorded net loss on investments of $380,598, net investment income of $66,992, and total expenses of $548,777, resulting in a net decrease in Owners’ capital from operations of $862,383.

Please see additional discussion under “Nine months Ended September 30, 2014 Compared to Nine months Ended September 30, 2013 – Equinox Frontier Winton Fund.”

Equinox Frontier Heritage Fund

The Equinox Frontier Heritage Fund—Class 1 NAV gained 6.21% and lost 2.58%, respectively, for the three months ended September 30, 2014 and 2013 net of fees and expenses; the Equinox Frontier Heritage Fund —Class 2 NAV gained 7.01% and lost 1.83%, respectively for the three months ended September 30, 2014 and 2013, net of fees and expenses; the Equinox Frontier Heritage Fund—Class 1AP NAV gained 10.83% for the three months ended September 30, 2014. The inception date of the Equinox Frontier Heritage Fund Class 1AP was July 31, 2014.

For the three months ended September 30, 2014, the Equinox Frontier Heritage Fund recorded net gain on investments of $1,275,742, net investment income of $0, and total expenses of $212,497, resulting in a net increase in Owners’ capital from operations of $677,551, after non-controlling interests of $385,694. For the three months ended September 30, 2013, the Equinox Frontier Heritage Fund recorded net loss on investments of $249,447, net investment income of $29,602, and total expenses of $207,326, resulting in a net decrease in Owners’ capital from operations of $427,171.

Please see additional discussion under “Nine months Ended September 30, 2014 Compared to Nine months Ended September 30, 2013 – Equinox Frontier Heritage Fund.”

Nine months Ended September 30, 2014 Compared to Nine months Ended September 30, 2013.

Equinox Frontier Diversified Fund

2014

The Equinox Frontier Diversified Fund—Class 1 NAV gained 10.09% for the nine months ended September 30, 2014, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 2 NAV gained 11.54% for the nine months ended September 30, 2014, net of fees and expenses. The Equinox Frontier Diversified Fund—Class 3 NAV gained 15.24% for the nine months ended September 30, 2014. The inception date of the Equinox Frontier Diversified Fund Class 3 was February 24, 2014.

For the nine months ended September 30, 2014, the Equinox Frontier Diversified Fund recorded net gain on investments of $8,976,177, net investment income of $434,640, and total expenses of $4,221,315 resulting in a net increase in Owners’ capital from operations of $4,864,131, after non-controlling interests of $325,371. The NAV per Unit, Class 1, increased from $87.10 at December 31, 2013 to $95.89 as of September 30, 2014. The NAV per Unit, Class 2, increased from $94.35 at December 31, 2013 to $105.24 as of September 30, 2014. The NAV per Unit, Class 3 was $97.04 as of September 30, 2014. Class 3 operations began February 25, 2014. Total Class 1 subscriptions and redemptions for the period were $581,038 and $12,755,926, respectively. Total Class 2 subscriptions and redemptions for the period were $357,647 and $7,801,018, respectively. Total Class 3 subscriptions and redemptions for the period were $4,950,802 and $545,958, respectively. Ending capital at September 30, 2014 was $18,014,062 for Class 1, $30,214,104 for Class 2 and $4,881,588 for Class 3. Ending capital at December 31, 2013 was $28,744,047 for Class 1 and $34,714,991 for Class 2.

The Equinox Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Five of the six sectors traded in the Equinox Frontier Diversified Fund was profitable in 3Q 2014. Interest Rates, Stock Indices, Metals, Agriculturals and Currencies were profitable while and Energies finished negative for the quarter.

The Interest Rate, Stock Indices and Agricultural sectors are positive YTD Currencies, Metals, and Energies are negative YTD.

In terms of major CTA performance Brevan Howard, Chesapeake, Crabel, Doherty, Emil Van Essen, Fort (GC), H20, Quantmetrics, Quest and Winton finished positive for the quarter. QIM finished negative for the quarter. In terms of YTD performance Chesapeake, Crabel, Doherty, Fort (GC), H2O, Quantmetrics, Quest and Winton are positive YTD while Brevan Howard, Emil Van Essen, and QIM are negative YTD.

2013

The Equinox Frontier Diversified Fund – Class 1 NAV lost 17.24% for the nine months ended September 30, 2013, net of fees and expenses; the Equinox Frontier Diversified Fund – Class 2 NAV lost 16.14% for the nine months ended September 30, 2013, net of fees and expenses.

For the nine months ended September 30, 2013 the Equinox Frontier Diversified Fund recorded a net loss on investments of $13,898,938, net investment income of $1,338,676, and total expenses of $3,865,332, resulting in a net decrease in Owners’ capital from operations of $16,425,594. The NAV per Unit, Class 1, decreased from $94.40 at December 31, 2012, to $78.13 as of September 30, 2013. The NAV per Unit, Class 2, decreased from $100.48 at December 31, 2012, to $84.26 as of September 30, 2013. Total Class 1 subscriptions and redemptions for the period were $1,463,020 and $18,058,110, respectively. Total Class 2 subscriptions and redemptions for the period were $2,709,517 and $16,887,983, respectively. Ending capital at September 30, 2013, was $33,842,947 for Class 1 and $34,139,475 for Class 2. Ending capital at December 31, 2012, was $58,999,936 for Class 1 and $56,181,636 for Class 2.

The Equinox Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Equinox Frontier Diversified Fund were profitable in 3Q 2013. Stock Indices, Agriculturals and Energies were profitable while Interest Rates, Currencies and Metals finished negative for the quarter.

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

Equinox Frontier Masters Fund

2014

The Equinox Frontier Masters Fund—Class 1 NAV gained 10.08% for the nine months ended September 30, 2014, net of fees and expenses; the Equinox Frontier Masters Fund—Class 2 NAV gained 11.53% for the nine months ended September 30, 2014, net of fees and expenses; the Equinox Frontier Masters Fund—Class 3 NAV gained 11.74% for the nine months ended September 30, 2014. The inception date of the Equinox Frontier Masters Fund Class 3 was December 17, 2013.

For the nine months ended September 30, 2014, the Equinox Frontier Masters Fund recorded net gain on investments of $3,538,090, net investment income of $228,964, and total expenses of $1,847,787, resulting in a net increase in Owners’ capital from operations of $1,919,267. The NAV per Unit, Class 1, increased from $91.83 at December 31, 2013 to $101.09 as of September 30, 2014. The NAV per Unit, Class 2, increased from $99.46 at December 31, 2013 to $110.93 as of September 30, 2014. The NAV per Unit, Class 3, increased from $91.91 at December 31, 2013 to $102.70 as of September 30, 2014. Total Class 1 subscriptions and redemptions for the period were $186,801 and $12,386,749, respectively. Total Class 2 subscriptions and redemptions for the period were $35,000 and $3,314,357, respectively. Total Class 3 subscriptions and redemptions for the period were $3,708,418 and $1,025,719, respectively. Ending capital at September 30, 2014 was $11,547,846 for Class 1, $7,954,560 for Class 2 and $3,391,039 for Class 3. Ending capital at December 31, 2013 was $23,115,495 for Class 1, $10,406,162 for Class 2 and $249,127 for Class 3.

The Equinox Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Four of the six sectors traded in Equinox Frontier Masters Fund were profitable in 3Q 2014. Metals, Currencies, Agriculturals, and Interest Rates were positive while, Energies and Stock Indices were negative for the quarter.

Agriculturals, Stock Indices and Interest Rates were positive for the year while Metals, Currencies, and Energies were negative for the year.

In terms of major CTA performance, all of the major CTAs in the Equinox Frontier Masters Fund were profitable for the quarter. All are also positive YTD.

2013

The Equinox Frontier Masters Fund – Class 1 NAV lost 13.09% for the nine months ended September 30, 2013, net of fees and expenses; the Equinox Frontier Masters Fund – Class 2 NAV lost 11.95% for the nine months ended September 30, 2013, net of fees and expenses.

For the nine months ended September 30, 2013 the Equinox Frontier Masters Fund recorded a net loss on investments of $4,204,428, net investment income of $647,376, and total expenses of $2,312,658, resulting in a net decrease in Owners’ capital from operations of $5,869,710. The NAV per Unit, Class 1, decreased from $101.11 at December 31, 2012, to $87.87 as of September 30, 2013. The NAV per Unit, Class 2, increased from $107.61 at December 31, 2012, to $94.75 as of September 30, 2013. Total Class 1 subscriptions and redemptions for the period were $2,545,424 and $6,636,880, respectively. Total Class 2 subscriptions and redemptions for the period were $594,083 and $4,558,265, respectively. Ending capital at September 30, 2013, was $26,310,277 for Class 1 and $11,250,533 for Class 2. Ending capital at December 31, 2012, was $34,603,499 for Class 1 and $16,882,659 for Class 2.

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

Equinox Frontier Long/Short Commodity Fund

2014

The Equinox Frontier Long/Short Commodity Fund—Class 2 NAV gained 12.96% for the nine months ended September 30, 2014, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund—Class 3 NAV gained 12.96% for the nine months ended September 30, 2014, 2014, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund—Class 1a NAV

gained 12.15%, for the nine months ended September 30, 2014, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund—Class 2a NAV gained 13.63%, for the nine months ended September 30, 2014, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund Class 3a NAV gained 13.84% for the nine months ended September 30, 2014, net of fees and expenses.

For the nine months ended September 30, 2014, the Equinox Frontier Long/Short Commodity Fund recorded net gain on investments of $1,651,773, net investment income of $168,573, and total expenses of $1,091,982, resulting in a net increase in Owners’ capital from operations of $1,495,186, after non-controlling interests of ($766,822). The NAV per Unit, Class 2, increased from $125.26 at December 31, 2013 to $141.50 as of September 30, 2014. The NAV per Unit, Class 3, increased from $125.30 at December 31, 2013 to $141.54 as of September 30, 2014. The NAV per Unit, Class 1a, increased from $92.73 at December 31, 2013 to $104.00 as of September 30, 2014. The NAV per Unit, Class 2a, increased from $100.34 at December 31, 2013 to $114.02 as of September 30, 2014. The NAV per Unit, Class 3a, increased from $100.47 at December 31, 2013 to $114.38 as of September 30, 2014. Total Class 2 redemptions for the period were $1,963,131. Total Class 3 redemptions for the period were $2,366,748. Total Class 1a subscriptions and redemptions were $107,716 and $3,048,190 respectively. Class 2a redemptions for the period were $1,304,679. Class 3a subscriptions and redemptions for the period were $491,199 and $142,966, respectively. Ending capital at September 30, 2014 was $1,445,855 for Class 2, $8,013,583 for Class 3, $6,299,225 for Class 1a, $1,921,259 for Class 2a and $693,561 for Class 3a. Ending capital at December 31, 2013 was $3,371,798 for Class 2, $9,619,596 for Class 3, $8,752,826 for Class 1a, $3,103,405 for Class 2a and $257,471 for Class 3a.

The Equinox Frontier Long/Short Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Four of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund were profitable in 3Q 2014. Grains, Meat, Softs and Financials finished positive for the quarter while Base Metals, Energies, and Precious Metals finished negative for the quarter. Grains, Meats, Financials and Softs are positive YTD while Base Metals, Energies, and Precious Metals were negative YTD.

In terms of major CTA performance, all five major CTAs in the Equinox Frontier Long/Short Commodity Fund was profitable in 3Q 2014. Abraham, Emil Van Essen, Red Oak and Rosetta were positive for the quarter and are positive YTD while JE Moody finished positive for the quarter and is negative YTD.

2013

The Equinox Frontier Long/Short Commodity Fund–Class 2 NAV lost 13.43% for the nine months ended September 30, 2013, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 3 NAV lost 13.43% for the nine months ended September 30, 2013, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 1a NAV lost 13.80% for the nine months ended September 30, 2013, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 2a NAV lost 12.65% for the nine months ended September 30, 2013, net of fees and expenses– Class 3a NAV lost 7.93% for the nine months ended September 30, 2013, net of fees and expenses.

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

Equinox Frontier Balanced Fund

2014

The Equinox Frontier Balanced Fund—Class 1 NAV gained 7.49% for the nine months ended September 30, 2014, net of fees and expenses; the Equinox Frontier Balanced Fund—Class 1AP NAV gained 11.89% for the two months ended September 30, 2014, net of fees and expenses. The inception date of the Equinox Frontier Balanced Fund Class 1AP was July 31, 2014. The Equinox Frontier Balanced Fund—Class 2 NAV gained 9.94% for the nine months ended September 30, 2014, net of fees and expenses; the Equinox Frontier Balanced Fund—Class 2a NAV gained 10.81%, for the nine months ended September 30, 2014, net of fees and expenses; the Equinox Frontier Balanced Fund—Class 3a NAV gained 10.81% for the nine months ended September 30, 2014, net of fees and expenses;

For the nine months ended September 30, 2014, the Equinox Frontier Balanced Fund recorded net gain on investments of $14,703,158, net investment income of $21,531, and total expenses of $4,687,645, resulting in a net increase in Owners’ capital from operations of $6,018,132, after non-controlling interests of $4,018,912. The NAV per Unit, Class 1, increased from $106.29 at December 31, 2013 to $114.25 as of September 30, 2014. The

NAV per Unit, Class 1AP was 114.82 as of September 30, 2014. The NAV per Unit, Class 2, increased from $140.49 at December 31, 2013 to $154.45 as of September 30, 2014. The NAV per Unit, Class 2a, increased from $118.80 at December 31, 2013 to $131.64 as of September 30, 2014. The NAV per Unit, Class 3a, increased from $118.41 at December 31, 2013 to $131.21 as of September 30, 2014. Total Class 1 subscriptions and redemptions for the period were $112,701 and $19,830,046, respectively. Total Class 1AP subscriptions and redemptions for the period were $1,011,652 and $408,022, respectively. Total Class 2 subscriptions and redemptions for the period were $10,664 and $7,370,029, respectively. Total Class 2a, redemptions for the period was $4,070. Total Class 3a redemptions for the period were $335,516. Ending capital at September 30, 2014 was $64,997,945 for Class 1, $689,161 for Class 1AP, $21,004,229 for Class 2, $540,107 for Class 2a, and $2,200,883 for Class 3a. Ending capital at December 31, 2013 was $80,801,534 for Class 1, $26,611,117 for Class 2, $491,579 for Class 2a and $2,322,629 for Class 3a.

The Equinox Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the five sectors traded in the Equinox Frontier Balanced Fund were profitable in 3Q 2014. Currencies, Agriculturals and Interest Rate sectors were profitable while Metals and Energies finished negative for the quarter.

Currencies, Agriculturals, Interest Rate sectors are positive YTD while Stock Indices, Metals, Currencies and Energies, are negative YTD.

In terms of major CTA performance, fourteen of the fifteen major CTAs in the Equinox Frontier Balanced Fund were profitable in 3Q 2014. Beach Horizon, Campbell, Cantab, Crabel, Doherty, Emil Van Essen, Fort (GC), Fort (GD), H2O AM, QIM, Quantica, Quantmetrics, Tiverton and Winton were positive for the quarter. All except Emil Van Essen, QIM and Tiverton are positive YTD as well, while Systematic Alpha finished negative for the quarter and is negative YTD.

2013

The Equinox Frontier Balanced Fund – Class 1 NAV lost 15.99% for the nine months ended September 30, 2013, net of fees and expenses; the Equinox Frontier Balanced Fund – Class 2 NAV lost 14.07% for the nine months ended September 30, 2013, net of fees and expenses; the Equinox Frontier Balanced Fund – Class 2a NAV lost 13.07% for the nine months ended September 30, 2013, net of fees and expenses; the Equinox Frontier Balanced Fund – Class 3a NAV lost 13.08% for the nine months ended September 30, 2013, net of fees and expenses.

For the nine months ended September 30, 2013, the Equinox Frontier Balanced Fund recorded net loss on investments of $22,951,206, net investment income of $246,370, and total expenses of $5,500,955, resulting in a net decrease in Owners’ capital from operations of $26,064,132 after non- controlling interests of $2,141,659. The NAV per Unit, Class 1, decreased from $116.32 at December 31, 2012, to $97.72 at September 30, 2013. The NAV per Unit, Class 2, decreased from $149.20 at December 31, 2012, to $128.20 at September 30, 2013. For Class 2a, the NAV per Unit increased from $124.36 at December 31, 2012, to $108.11 at September 30, 2013. For Class 3a, the NAV per Unit decreased from $123.96 at December 31, 2012, to $107.75 at September 30, 2013. Total Class 1 subscriptions and redemptions for the period were $223,025 and $38,380,811, respectively. Total Class 2 subscriptions and redemptions for the period were $11,513 and $13,500,845, respectively. Total Class 2a redemptions for the period were $257,150. There were no subscriptions. Total Class 3a redemptions for the period were $1,105,541. There were no subscriptions. Ending capital at September 30, 2013, was $86,381,929 for Class 1, $31,757,424 for Class 2, $640,531 for Class 2a and $2,298,925 for Class 3a. At December 31, 2012, ending capital was $143,906,872 for Class 1, $51,459,568 for Class 2, $1,009,520 for Class 2a, and $3,776,790 for Class 3a.

The Equinox Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Equinox Frontier Balanced Fund were profitable in Q3 2013. Energies, Stock Indices and Agriculturals were profitable while Metals, Interest Rates, and Currencies finished negative for the quarter.

The Metals and Stock Indices sectors are positive YTD while Interest Rates, Agriculturals, Currencies and Energies are negative YTD.

In terms of major CTA performance, QIM, Fort (GC), Fort (GD), Quantica and Quantmetrics were positive for the quarter. Tiverton, Winton, Campbell, Fort LP (GC), Fort LP (GD), Quantica and Quantmetrics are positive YTD. Cantab, Tiveton, Beach Horizon, Winton, Campbell, and Brevan Howard finished negative for the quarter. QIM, Cantab, Beach Horizon, Brevan Howard and Fort LP (GD) are negative YTD.

Equinox Frontier Select Fund

2014

The Equinox Frontier Select Fund—Class 1 NAV gained 6.84% for the nine months ended September 30, 2014, net of fees and expenses; the Equinox Frontier Select Fund—Class 1AP gained 13.53% for the two months ended September 30, 2014, net of fees and expenses; the Equinox Frontier Select Fund—Class 2 NAV gained 9.27% for the nine months ended September 30, 2014, net of fees and expenses; The inception date of the Equinox Frontier Select Fund Class 1AP was July 31, 2014.

For the nine months ended September 30, 2014, the Equinox Frontier Select Fund recorded net gain on investments of $1,751,940, net investment income of $0, and total expenses of $979,973, resulting in a net increase in Owners’ capital from operations of $771.967. The NAV per Unit, Class 1, increased from $79.86 at December 31, 2013 to $85.32 as of September 30, 2014. The NAV per Unit, Class 1AP was $85.75 as of September 30, 2014. The NAV per Unit, Class 2, increased from $104.14 at December 31, 2013 to $113.79 as of September 30, 2014. Total Class 1 subscriptions and redemptions for the period were $7,439 and $3,896,176, respectively. Total Class 1AP subscriptions and redemptions for the period were $194,475 and $156,681, respectively. Total Class 2 redemptions for the period were $468,583. Ending capital at September 30, 2014 was $12,621,614 for Class 1, $$42,322 for Class 1AP and 1,400,353 for Class 2. Ending capital at December 31, 2013 was $15,852,947 for Class 1 and $1,758,901 for Class 2.

The Equinox Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Four of the six sectors traded in the Equinox Frontier Select Fund were profitable in 3Q 2014. Metals, Currencies, Agriculturals and Interest Rates were positive while Enegies, and Stock Indices were negative for the quarter.

Currencies, Agriculturals, and Interest Rates are positive YTD while Metals, Energies and Stock Indices are negative YTD.

In terms of major CTA performance, Brevan Howard and Tiverton finished positive for the quarter and Brevan Howard and Tiverton are positive YTD.

2013

The Equinox Frontier Select Fund – Class 1 NAV lost 3.36% for the nine months ended September 30, 2013, net of fees and expenses; the Equinox Frontier Select Fund – Class 2 NAV lost 1.17% for the nine months ended September 30, 2013, net of fees and expenses.

For the nine months ended September 30, 2013, the Equinox Frontier Select Fund recorded net gain on investments of $333,105, net investment income of $246,719, and total expenses of $1,069,034, resulting in a net decrease in Owners’ capital from operations of $489,210. The NAV per Unit, Class 1, decreased from $78.66 at December 31, 2012, to $76.02 as of September 30, 2013. The NAV per Unit, Class 2, decreased from $99.55 at December 31, 2012, to $98.39 as of September 30, 2013. Total Class 1 subscriptions and redemptions for the period were $12,067 and $4,788,445, respectively. Total Class 2 redemptions for the period were $805,617. There were no subscriptions. Ending capital at September 30, 2013, was $17,006,881 for Class 1 and $2,266,555 for Class 2. Ending capital at December 31, 2012, was $22,266,758 for Class 1 and $3,077,883 for Class 2.

The Equinox Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

One of the six sectors traded in the Equinox Frontier Select Fund were profitable in Q3 2013. Stock Indices were positive while Metals, Currencies, Energies, Agriculturals, Interest Rates were negative for the quarter.

Agriculturals and Stock Indices are positive YTD while Metals, Currencies, Interest Rates and Energies are negative YTD.

In terms of major CTA performance Brevan Howard, Tiverton and Transtrend finished negative for the quarter and are negative YTD.

Equinox Frontier Winton Fund

2014

The Equinox Frontier Winton Fund—Class 1 NAV gained 6.86% for the nine months ended September 30, 2014, net of fees and expenses; the Equinox Frontier Winton Fund—Class 1AP NAV gained 7.91% for the two months ended September 30, 2014, net of fees and expenses; the Equinox Frontier Winton Fund—Class 2 NAV gained 9.28% for the nine months ended September 30, 2014, net of fees and expenses. The inception date of the Equinox Frontier Winton Fund Class 1AP was July 31, 2014.

For the nine months ended September 30, 2014, the Equinox Frontier Winton Fund recorded net gain on investments of $4,644,661, net investment income of $41, and total expenses of $2,212,226, resulting in a net increase in Owners’ capital from operations of $2,432,476. The NAV per Unit, Class 1, increased from $139.59 at December 31, 2013 to $149.17 as of September 30, 2014. The NAV per Unit, The NAV per Unit, Class 1AP was 149.92 as of September 30, 2014. Class 2, increased from $174.17 at December 31, 2013 to $190.34 as of September 30, 2014. Total Class 1 subscriptions and redemptions for the period were $133,316 and $4,632,817, respectively. Total Class 1AP subscriptions and redemptions for the period were $288,379 and $212,304, respectively. Total Class 2 redemptions for the period were $307,865. Ending capital at September 30, 2014 was $23,146,188 for Class 1, $81,651 for Class 1AP, and $11,098,183 for Class 2. Ending capital at December 31, 2013 was $26,164,147 for Class 1 and $10,460,690 for Class 2.

The Equinox Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Five of the six sectors traded in the Winton Series were profitable in 3Q 2014. Metals, Currencies, Energies, Interest Rates and Stock Indices were positive while Agriculturals were negative for the quarter.

Energies, Stock Indices and Interest Rates are positive YTD while Currencies, Agriculturals, and Metals, are negative YTD.

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

Metals, Agriculturals and Stock Indices are positive YTD while Currencies, Energies and Interest Rates are negative YTD.

Equinox Frontier Heritage Fund

2014

The Equinox Frontier Heritage Fund—Class 1 NAV gained 6.76% for the nine months ended September 30, 2014, net of fees and expenses; the Equinox Frontier Heritage Fund —Class 1AP NAV gained 10.83% for the two months ended September 30, 2014, net of fees and expenses; the Equinox Frontier Heritage Fund —Class 2 NAV gained 9.18% for the nine months ended September 30, 2014, net of fees and expenses. The inception date of the Equinox Frontier Heritage Fund Class 1AP was July 31, 2014.

For the nine months ended September 30, 2014, the Equinox Frontier Heritage Fund recorded net gain on investments of $1,457,505, net investment income of $0, and total expenses of $644,449, resulting in a net increase in Owners’ capital from operations of $635,396, after non-controlling interests of 177,660. For the nine months ended September 30, 2013, the Equinox Frontier Heritage Fund (formerly Winton/Graham Series) recorded net gain on investments of $1,096,272, net investment income of $102,598, and total expenses of $731,005, resulting in a net increase in Owners’ capital from operations of $467,865. The NAV per Unit, Class 1, increased from $102.05 at December 31, 2013 to $108.95 as of September 30, 2014. The NAV per Unit, Class 1AP, was 109.50 as of September 30, 2014. The NAV per Unit, Class 2, increased from $134.21 at December 31, 2013 to $146.53 as of September 30, 2014. Total Class 1 subscriptions and redemptions for the period were $18,384 and $3,369,362, respectively. Total Class 1AP subscriptions and redemptions were $244,674 and $202,374, respectively. Total Class 2 redemptions for the period were $364,411. Ending capital at September 30, 2014 was $8,380,887 for Class 1, $48,450 for Class 1AP and $2,711,438 for Class 2. Ending capital at December 31, 2013 was $11,328,406 for Class 1 and $2,850,062 for Class 2.

The Equinox Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Four of the six sectors traded in the Equinox Frontier Heritage Fund were profitable in Q3 2014. Metals, Currencies, Interest Rates and Stock Indices were positive while Agriculturals and Energies were negative for the quarter.

Interest Rates and Stock Indices are positive YTD while Metals, Curriences, Agriculturals and Energies are negative YTD.

In terms of major CTA performance, both Brevan Howard and Winton finished positive for the quarter. Both are positive YTD.

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

Currencies, Metals, Agriculturals and Stock Indices are positive YTD while Interest Rates and Energies are negative YTD.

In terms of major CTA performance, Brevan Howard and Winton finished negative for the quarter. Winton is positive YTD and Brevan Howard is negative YTD

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

Value at Risk by Market Sectors

The following table presents the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of September 30, 2014 and December 31, 2013. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Equinox Frontier Diversified Fund:

	September 30, 2014		December 31, 2013
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

MARKET SECTOR
Interest Rates	$1,844,351	3.47%	$2,684,511	4.23%
Currencies	2,283,309	4.30%	2,625,909	4.14%
Stock Indices	4,220,100	7.95%	4,211,080	6.64%
Metals	169,339	0.32%	178,413	0.28%
Agriculturals/Softs	1,695,850	3.19%	1,217,457	1.92%
Energy	661,761	1.25%	1,062,838	1.67%

Total:	$10,874,710	20.48%	$11,980,208	18.88%

Equinox Frontier Long/Short Commodity Fund:

	September 30, 2014		December 31, 2013
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

MARKET SECTOR
Interest Rates	$88,920	0.48%	$2,575,510	9.10%
Currencies	373,562	2.03%	1,705,311	6.02%
Stock Indices	249,773	1.36%	822,430	2.90%
Metals	40,923	0.22%	193,564	0.68%
Agriculturals/Softs	1,012,708	5.51%	1,643,667	5.80%
Energy	907,254	4.94%	1,717,759	6.06%

Total:	$2,673,140	30.56%	$8,658,241	30.56%

Equinox Frontier Masters Fund:

	September 30, 2014		December 31, 2013
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

MARKET SECTOR
Interest Rates	$953,880	4.17%	$573,362	1.70%
Currencies	1,863,362	8.14%	963,844	2.85%
Stock Indices	1,540,308	6.73%	1,111,165	3.30%
Metals	84,306	0.37%	81,177	0.24%
Agriculturals/Softs	593,098	2.59%	386,098	1.14%
Energy	96,002	0.42%	132,211	0.39%

Total:	$5,130,956	9.62%	$3,247,857	9.62%

Equinox Frontier Balanced Fund:

	September 30, 2014		December 31, 2013
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

MARKET SECTOR
Interest Rates	$2,600,820	2.78%	$3,727,565	3.06%
Currencies	4,050,852	4.33%	5,007,811	4.11%
Stock Indices	5,428,045	5.80%	5,699,614	4.68%
Metals	245,530	0.26%	219,954	0.18%
Agriculturals/Softs	2,422,091	2.59%	1,327,718	1.09%
Energy	963,828	1.03%	843,206	0.69%

Total:	$15,711,166	16.79%	$16,825,868	13.81%

Equinox Frontier Select Fund:

	September 30, 2014		December 31, 2013
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

MARKET SECTOR
Interest Rates	$227,032	1.61%	$123,314	0.70%
Currencies	1,880,648	13.37%	323,054	1.83%
Stock Indices	720,369	5.12%	484,794	2.76%
Metals	25,381	0.18%	29,599	0.17%
Agriculturals/Softs	203,696	1.45%	142,065	0.81%
Energy	34,814	0.25%	60,734	0.34%

Total:	$3,091,940	21.98%	$1,163,560	6.61%

Equinox Frontier Winton Fund:

	September 30, 2014		December 31, 2013
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

MARKET SECTOR
Interest Rates	$1,664,996	4.85%	$877,871	2.40%
Currencies	913,640	2.66%	1,560,714	4.26%
Stock Indices	1,663,319	4.85%	1,135,804	3.10%
Metals	139,127	0.41%	76,415	0.21%
Agriculturals/Softs	814,226	2.37%	405,696	1.11%
Energy	195,912	0.57%	81,046	0.22%

Total:	$5,391,220	15.71%	$4,137,546	11.30%

Equinox Frontier Heritage Fund:

	September 30, 2014		December 31, 2013
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION

MARKET SECTOR
Interest Rates	$386,895	2.82%	$196,699	1.19%
Currencies	254,682	1.85%	349,699	2.11%
Stock Indices	393,569	2.87%	254,492	1.53%
Metals	32,775	0.24%	17,122	0.10%
Agriculturals/Softs	185,104	1.35%	90,901	0.55%
Energy	46,633	0.34%	18,159	0.11%

Total:	$1,299,658	9.46%	$927,072	5.59%

(1)	As of September 30, 2014, a portion of the assets of the Equinox Frontier Balanced Fund, Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund and Equinox Frontier Heritage Fund are invested in Swap contracts (Please refer to Note 4 in the Series Financial Statements). Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of September 30, 2014, by market sector.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the Trust and each Series as of September 30, 2014 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the nine months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Scope of Exhibit 31 Certifications

The certifications of the Chief Executive Officer and the Chief Financial Officer of the Managing Owner included as Exhibits 31.1 and 31.2, respectively, to this Form 10-Q apply not only to the Trust as a whole but also to each Series individually.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, the Managing Owner receives requests for information, inquires and subpoenas from regulatory agencies with respect to the firm, investment products it operates or its business partners. Beginning in April and May 2013, the Managing Owner was required by the SEC and CFTC, respectively, to produce certain documents and certain employees were called to provide testimony relating to the valuation of certain, previously-held, financial instruments entered into between a bank and certain commodity pools operated by the Managing Owner. The Managing Owner has responded to subsequent inquiries from the SEC and CFTC.

ITEM 1A.	RISK FACTORS.

The section entitled “Risk Factors” beginning on page 22 of the Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-185695) is incorporated by reference into this section.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Registrant for the nine months ended September 30, 2014. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Registrant claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act, as a sale by an issuer not involving a public offering.

SERIES	DATE	UNITS	CONSIDERATION
NONE

One hundred percent of the offering proceeds from the sale of Units are initially available for the Series’ trading activities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

4.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

31.2	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 1 5(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

101	Financials in XBRL format

****	Previously filed and incorporated by reference from the Form 8-K filed December 11, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Funds (Registrant)

Date: November 14, 2014	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Balanced Fund, a Series of Equinox Frontier Funds (Registrant)

Date: November 14, 2014	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Heritage Fund, a Series of Equinox Frontier Funds (Registrant)

Date: November 14, 2014	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Winton Fund, a Series of Equinox Frontier Funds (Registrant)

Date: November 14, 2014	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Select Fund, a Series of Equinox Frontier Funds (Registrant)

Date: November 14, 2014	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Long/Short Commodity Fund, a Series of Equinox Frontier Funds (Registrant)

Date: November 14, 2014	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Diversified Fund, a Series of Equinox Frontier Funds (Registrant)

Date: November 14, 2014	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Masters Fund, a Series of Equinox Frontier Funds (Registrant)

Date: November 14, 2014	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds