Form 10-K
period 2014-12-31
Equinox Frontier Funds; Equinox Frontier Winton Fund; Equinox Frontier Heritage Fund; Equinox Frontier Masters Fund; Equinox Frontier Long/Short Commodity Fund; Equinox Frontier Select Fund; Equinox Frontier Diversified Fund; Equinox Frontier Balanced Fund
filed 2015-03-31
CIK 1261379, 1389124, 1389123, 1450722, 1389128, 1389125, 1450720, 1389122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Equinox Frontier Balanced Fund Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a Units;

Equinox Frontier Select Fund Class 1, and Class 2 Units;

Equinox Frontier Winton Fund Class 1, and Class 2 Units;

Equinox Frontier Heritage Fund Class 1, and Class 2 Units

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Equinox Frontier Funds’ units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of December 31, 2014 were: 500,842 for the Equinox Frontier Diversified Fund, 139,604 for the Equinox Frontier Long/Short Commodity Fund, 212,533 for the Equinox Frontier Masters Fund, 705,682 for the Equinox Frontier Balanced Fund, 155,534 for the Equinox Frontier Select Fund, 211,024 for the Equinox Frontier Winton Fund and 93,534 for the Equinox Frontier Heritage Fund.

Documents Incorporated by Reference

Portions of the Prospectus filed by the registrant on May 7, 2014 pursuant to rule 424(b)(3) of the Securities Act (File No. 333-185695) are incorporated by reference into Part I and Part II of this report.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF DECEMBER 31, 2014, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

OATH AND AFFIRMATION

Equinox Frontier Funds

AFFIRMATION OF THE COMMODITY POOL OPERATOR

To the best of the knowledge and belief of the undersigned, the information contained in the attached financial statements for the years ended December 31, 2014 and 2013 is accurate and complete.

/s/ Robert J. Enck
Robert J. Enck
President and Chief Executive Officer
Equinox Fund Management, LLC, commodity pool
operator for Equinox Frontier Funds

Part I

Item 1.	BUSINESS.

Overview

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

The Trust has six (6) separate and distinct Series of Units issued and outstanding: Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund, and Equinox Frontier Heritage Fund, (each a “Series” and collectively, the “Series”). The Trust financial statements are comprised of unitized Series which are consolidated into the Trust financial statements. However, the consolidated Trust does not issue units.

The Trust, with respect to each Series:

•

engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

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

•

maintains each Series of Units in between two to six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of Selling Agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund, and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents; and

•

all payments made to Selling Agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund or Equinox Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of December 31, 2014, the total Units outstanding of each Series of the Trust was 500,842 with respect to the Equinox Frontier Diversified Fund, 139,604 with respect to the Equinox Frontier Long/Short Commodity Fund, 212,533 with respect to the Equinox Frontier Masters Fund, 705,682 with respect to the Equinox Frontier Balanced Fund, 155,534 with respect to the Equinox Frontier Select Fund, 211,024 with respect to the Equinox Frontier Winton Fund and 93,534 with respect to the Equinox Frontier Heritage Fund.

Each of the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund has invested a portion of its assets in several different Trading Companies and has multiple Trading Advisors that manage the assets invested in such Trading Companies.

During July 2012, Equinox Frontier Long/Short Commodity Fund Class 1 Units and Equinox Frontier Balanced Fund Class 1a Units ceased trading operations and all remaining Units were exchanged for Class 3 Units and Class 3a Units, respectively.

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

Trading Advisors are responsible for the trading decisions of the respective Trading Companies for which they trade. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions but from time to time these percentages may be substantially more or less. The remainder of each Series’ assets is maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of, U.S. Treasury securities and credit default swaps. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

The Trading Advisors were selected based upon the Managing Owner’s evaluation of each Trading Advisor’s past performance, trading portfolios and strategies, as well as how each Trading Advisor’s performance, portfolio and strategies complement and differ from those of the other Trading Advisors. As of December 31, 2014, none of the Trading Advisors or any of their principals had any beneficial interest in the Trust, but any of them are free to acquire such beneficial interest.

Equinox Fund Management, LLC, a Delaware limited liability company formed in June 2003, is the managing owner of the Trust (the “Managing Owner”). The Managing Owner became registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator (“CPO”), as of August 6, 2003, and has been a member of the National Futures Association (the “NFA”) in such capacity since that date. The Managing Owner’s main business office is located at 1775 Sherman Street, Suite 2500, Denver, Colorado 80203, telephone (303) 837-0600. A description of the Managing Owner’s responsibilities to the Trust is contained in a

Prospectus dated April 30, 2014, filed with the SEC on May 7, 2014 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended (File No. 333-185695), which is referred to herein as the “Prospectus,” under the section captioned “The Managing Owner,” and such description is incorporated herein by reference from the Prospectus.

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

Operations

A description of the business of the Trust, including trading approaches for each Series of Units, rights and obligations of the limited owners, compensation arrangements and fees and expenses is contained in the Prospectus, under the sections captioned “Risk Disclosure Statement,” “Summary,” “Risk Factors,” “Equinox Funds Trust,” “The Offering,” “Trading Limitations, Policies and Swaps,” “The Trustee,” “The Managing Owner,” “Actual and Potential Conflicts of Interest,” “Fees and Expenses” and the appendix attached to the Prospectus for each Series of Units, and such description is incorporated herein by reference from the Prospectus.

The Trading Companies for each Series of Units engage in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including Swaps) and may, from time to time, engage in cash and spot transactions. A brief description of the Trust’s main types of investments is set forth below:

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

Selection and Replacement of Trading Advisors

The managing owner is responsible for the selection, retention and termination of the trading advisors and reference programs on behalf of each series. The actual allocation among trading advisors for each series will vary based upon the relative trading performance of the trading advisors and/or reference programs, and the managing owner may otherwise vary such percentages from time to time in its sole discretion. The managing owner will adjust its allocations and rebalance the portfolio of any series among trading advisors to maintain weightings that it believes will most likely achieve capital growth within the investment guidelines of the relevant series.

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

In 1983, Richard Bornhoft, the Chief Investment Officer of the managing owner, began compiling a proprietary database of the leading United States and internationally based alternative investment programs. Trading advisors are monitored and performance data is entered on a daily, monthly, quarterly or bi-annual basis according to internal ranking systems.

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

The trading system of each of the major commodity trading advisors used by the Trading Companies is as follows:

Major Commodity Trading Advisor	Trading System Style
Abraham Trading Company	Systematic
BH-DG Systematic Trading LLP	Systematic
Brandywine Asset Management	Discretionary
Campbell & Company, Inc.	Systematic
Cantab Capital Partners LLP	Systematic
Chesapeake Capital Corporation	Systematic
Commodity Strategies AG	Systematic
Crabel Capital Management, LLC	Systematic
Emil Van Essen, LLC	Discretionary
Fort, L.P.	Systematic
H2O Asset Management	Systematic
J E Moody & Company	Systematic
Quantica Capital AG	Systematic
Quantitative Investment Management, LLC	Systematic
QuantMetrics Capital Management LLP	Systematic
Quest Partners LLC	Systematic
Red Oak Commodity Advisors, Inc.	Discretionary
Rosetta Capital Management, LLC	Discretionary
Skyline Management, Inc.	Discretionary
Tiverton Trading	Discretionary
Transtrend B.V.	Systematic
Winton Capital Management Ltd.	Systematic

A commodity trading advisor (“CTA”) that may be allocated at least 10% of the assets of any Series is referred to herein as a major CTA. A non-major CTA in respect of any Series is a CTA whose allocation will be less than 10% of such Series’ assets.

As of December 31, 2014, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

	Allocation as of December 31, 2014 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
Advisor	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Masters Fund	Equinox Frontier Balanced Fund	Equinox Frontier Select Fund	Equinox Frontier Winton Fund	Equinox Frontier Heritage Fund
Abraham Trading Company	—	21%	—	—	—	—	—
Brandywine Asset Management	—	—	—	3	—	—	—
BH- DG Systematic Trading LLP	10%	—	—	—	43%	—	46%
Campbell &Company Inc.	—	—	—	9%	—	—	—
Cantab Capital Partners LLP	—	—	—	8%	—	—	—
Chesapeake Capital Corporation	10%	—	27%	—	—	—	—
Commodity Strategies AG	—	—	—	—	—	—	—
Crabel Capital Management, LLC	8%	—	—	4%	—	—	—
Emil Van Essen, LLC	6%	22%	17	4%	—	—	—
Fort, L.P.	10%	—	—	10%	—	—	—
H2O Asset Management	7%	—	—	8%	—	—	—
J E Moody & Company	—	16%	—	—	—	—	—
Quantica Capital AG	—	—	—	6%	—	—	—
Quantitative Investment	9%	—	—	7%	—	—	—
Management, LLC QuantMetrics Capital	14%	—	—	8%	—	—	—
Management LLP Quest Partners LLC	11%	—	—	—	—	—	—
Red Oak Commodity Advisors, Inc.	—	20%	—	—	—	—	—
Rosetta Capital Management, LLC	—	16%	—	—	—	—	—
Skyline Management, Inc.	—	—	—	7%	—	—	—
Tiverton Trading	—	—	—	7%	—	—	—
Transtrend B.V.	—	—	26%	—	57%	—	—
Winton Capital Management Ltd.	12%	—	30%	9%	—	100%	54%

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

Available Information

The Trust files quarterly, annual and current reports with the Securities and Exchange Commission (“SEC”). These reports are posted at http://equinoxfunds.com, and are also available to read and copy at the SEC’s Public Reference Facilities in Washington, D.C. at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC’s toll free number, 1-800-SEC-0330, for further information or visit http://www.sec.gov.

Additional Information

None.

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

A principal risk in futures, forward and options trading is volatile performance. Because the trading decisions for the Equinox Frontier Winton Fund will be made by a single Trading Advisor, the trading for Equinox Frontier Winton Fund is similar to a single advisor fund in which one trading advisor makes all the trading decisions. In single advisor funds, volatility may increase as compared to a fund with several trading advisors who, collectively, can diversify risk to a greater extent (assuming those advisors are non-correlated with each other).

Options trading can be more volatile and expensive than futures trading.

Certain Trading Advisors may trade options on futures. Although successful options trading requires many of the same skills as successful futures trading, the risks involved are somewhat different. Successful options trading requires a trader to accurately assess near-term market volatility because that volatility is immediately reflected in the price of outstanding options. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in many long-term futures strategies. If market volatility is incorrectly predicted, the use of options can be extremely expensive.

The Trading Advisors’ trading is subject to execution risks.

Although each Series generally will purchase and sell actively traded contracts, orders may not be executed at or near the desired price, particularly in thinly traded markets, in markets that lack trading liquidity, or because of applicable “daily price fluctuation limits,” “speculative position limits” or market disruptions. If market illiquidity or disruptions occur, major losses could result.

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

Each Series’ performance will be volatile, and a Series could lose all or substantially all of its assets. The multi-advisor feature of each Series, except for Equinox Frontier Winton Fund, may reduce the return volatility relative of the performance of single-advisor investment funds.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, will affect the manner in which OTC swap transactions are traded and the credit risk associated with such trading. Any changes will likely impact the way swaps are traded and could impact the trading strategy of the trust, as well as make it more expensive to trade swaps.

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

Assets Held in Accounts at U.S. Banks May Not Be Fully Insured.

The assets of each trading company that are deposited with commodity brokers or their affiliates may be placed in deposit accounts at U.S. banks. The Federal Deposit Insurance Corporation (FDIC) insures deposit accounts at insured banks for up to $250,000 for each accountholder, and, if the funds in an account can be traced back to multiple individual co-owners, then each co-owner may be entitled to $250,000 in coverage. This amount of deposit insurance coverage was made permanent by the Dodd-Frank Act. Uninsured depositors also may receive funds in the event of a receivership of the bank holding the deposit accounts, but uninsured depositors have a lower priority in respect of payment than insured depositors or certain other creditors, and frequently there are insufficient funds in a receivership estate to pay off uninsured depositors fully or at all. If the FDIC were to become receiver of an insured U.S. bank holding deposit accounts that were established by a commodity broker or one of its affiliates, then it is uncertain whether the commodity broker, the affiliate involved, the trading company, the Series involved, or the investor would be able to reclaim cash in the deposit accounts in the full amount.

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

The Managing Owner may temporarily suspend redemptions for some or all of the Series for up to 30 days if the effect of any redemption, either alone or in conjunction with other redemptions, would be to impair the Trust’s ability to operate in pursuit of its objectives (for example, if the Managing Owner believes a redemption, if allowed, would materially advantage one investor over another investor). The Managing Owner anticipates suspending redemptions only under extreme circumstances, such as a natural disaster, force majeure, act of war, terrorism or other event which results in the closure of financial markets. During any suspension of redemptions, a redeeming Limited Owner invested in a Series for which redemptions were suspended would remain subject to market risk with respect to such Series.

An investment in Units may not diversify an overall portfolio.

Historically, managed futures have performed in a manner largely independent from the general equity and debt markets. If, however, a Series does not perform in a non-correlated manner with respect to the general financial markets or does not perform successfully, you will obtain little or no diversification benefits by investing in the Units. An investment in any Series of the Trust could increase, rather than reduce your overall portfolio losses during periods when the Trust and the equity and debt markets decline in value. There is no way of predicting whether the Trust will lose more or less than stocks and bonds in declining markets. You should therefore not consider the Units to be a hedge against losses in your core stock and bond portfolios. Past performance is not indicative of future results.

Trading Risks

There are disadvantages to making trading decisions based on technical analysis.

Many of the Trading Advisors except certain Trading Advisors trading for the Equinox Frontier Long/Short Commodity Fund may base their trading decisions on trading strategies that use mathematical analyses of technical factors relating to past market performance rather than fundamental analysis. The buy and sell signals generated by a technical, trend-following trading strategy are derived from a study of actual daily, weekly and monthly price fluctuations, volume variations and changes in open interest in the markets. The profitability of any technical, trend-following trading strategy depends upon the occurrence in the future of significant, sustained price moves in some of the markets traded. A danger for trend-following traders is whip-saw markets, that is, markets in which a potential price trend may start to develop but reverses before an actual trend is realized. A pattern of false starts may generate repeated entry and exit signals in technical systems, resulting in unprofitable transactions. In the past, there have been prolonged periods without sustained price moves. Presumably these periods will continue to occur. Periods without sustained price moves may produce substantial losses for trend-following trading strategies. Further, any factor that may lessen the prospect of these types of moves in the future, such as increased governmental control of, or participation in, the relevant markets, may reduce the prospect that any trend- following trading strategy will be profitable in the future.

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

Increased competition from other systematic traders could reduce the Trading Advisors’ profitability.

There has been a dramatic increase over the past 15 to 25 years in the amount of assets managed pursuant to trading systems like those that some of the Trading Advisors may employ. This means increased trading competition among a larger number of market participants for transactions at favorable prices, which could operate to the detriment of some or all Series by preventing the Trading Advisors from effecting transactions at the desired prices. It may become more difficult for the Trading Advisors to implement their trading strategies if other commodity trading advisors using technical systems are attempting to initiate or liquidate commodity interest positions at the same time as the Trading Advisors. The more competition there is for the same positions, the more costly and harder they will be to acquire.

Discretionary decision-making may result in missed opportunities or losses.

Because each of the Trading Advisors’ strategies involves some discretionary aspects in addition to analysis of technical factors, certain Trading Advisors may occasionally use discretion in investing the assets of a Series. For example, the Trading Advisors often use discretion in selecting contracts and markets to be followed. In exercising such discretion, such Trading Advisor may take positions opposite to those recommended by the Trading Advisor’s trading system or signals. Discretionary decision making may also result in a Trading Advisor’s failing to capitalize on certain price trends or making unprofitable trades in a situation where another trader relying solely on a systematic approach might not have done so. Furthermore, such use of discretion may not enable the Series to avoid losses, and in fact, such use of discretion may cause the Series to forego profits which it may have otherwise earned had such discretion not been used.

The Trading Companies are subject to speculative position limits.

The U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum net long or net short position which any person or group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. Therefore, a Trading Advisor may have to modify its trading instructions or reduce the size of its positions in one or more futures or options contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of the Trading Companies. The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of the Trading Companies.

In addition, in October 2011, the CFTC adopted rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options. In September 2012, the CFTC’s rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. The CFTC proposed revised position limits rules late in 2013. The comment period for the rules closed in February 2014, and the CFTC subsequently reopened comment periods for comments about certain issues related to futures and options contracts on agricultural commodities only. Those comment periods have also closed. The comment period for the rules has closed, and the date for the CFTC’s final rules is unknown. It is possible that these rules may take effect in some form. If so, these rules could have an adverse effect on the Trading Advisors’ trading for the Trading Companies.

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

The use of multiple Trading Advisors for the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, and Equinox Frontier Long/Short Commodity Fund may result in developments or positions that adversely affect the respective Series’ NAV. For example, because the Trading Advisors trading for the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, and Equinox Frontier Long/Short Commodity Fund will be acting independently, such Series could buy and sell the same futures contract, thereby incurring additional expenses but with no net change in its holdings. The Trading Advisors also may compete, from time to time, for the same trades or other transactions, increasing the cost to such Series of making trades or transactions or causing some of them to be foregone altogether. Even though the margin requirements resulting from each Trading Advisor’s trading for any such Series ordinarily will be met from that Trading Advisor’s allocated net assets of such Series, a Trading Advisor for the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, or Equinox Frontier Long/Short Commodity Fund may incur losses of such magnitude that such Series is unable to meet margin calls from the allocated net assets of that Trading Advisor. If losses of such magnitude were to occur, the Clearing Brokers for the Trading Company or Trading Companies in which such Series invests its assets may require liquidations and contributions from the allocated net assets of another Trading Advisor for such Series.

The Trading Advisors’ trading programs bear some similarities and, therefore, may lessen the benefits to the Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Diversified Fund and Equinox Frontier Masters Fund of having multiple Trading Advisors.

Each Trading Advisor has, over time, developed and modified the program it will use in trading. Nevertheless, the Trading Advisors’ trading programs have some similarities. These similarities may, in fact, mitigate the positive effect of having multiple Trading Advisors for the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund and Equinox Frontier Long/Short Commodity Fund. For example, in periods where one Trading Advisor experiences a draw-down, it is possible that these similarities will cause the other Trading Advisors to also experience a draw-down.

Each Series relies on its Trading Advisor(s) for success, and if a Trading Advisor’s trading is unsuccessful, the Series may incur losses.

The Trading Advisor(s) for each Series will make the commodity trading decisions for that Series. Therefore, the success of each Series depends on the judgment and ability of the Trading Advisors. A Trading Advisor’s trading for any Series may not prove successful under all or any market conditions. If a Trading Advisor’s trading is unsuccessful, the applicable Series may incur losses. Similarly, the success of each Series that invests in swaps largely depends on the judgment and ability of the commodity trading advisors whose trading programs are referenced by swaps in which such Series invests.

There are disadvantages associated with terminating or replacing Trading Advisors.

A Trading Advisor generally is required to recoup previous trading losses before it can earn performance-based compensation. However, the Managing Owner may elect to replace a Trading Advisor that has a “loss carryforward.” In that case, the Trust would lose the “free ride” of any potential recoupment of the prior losses of such Trading Advisor. In addition, the new Trading Advisor would earn the same type of performance-based compensation on the first dollars of investment profits.

It is also possible that (i) the advisory agreement with any Trading Advisor, once it expires, will not be renewed on the same terms as the current advisory agreement for that Trading Advisor, (ii) if assets of any Series allocated to a particular Trading Advisor are reallocated to a new or different Trading Advisor, the new or different Trading Advisor will not manage the assets on terms as favorable to the Series as those negotiated with the previous Trading Advisor, (iii) the addition of a new Trading Advisor and/or the removal of one of the current Trading Advisors may cause disruptions in trading as assets are reallocated or (iv) the services of a replacement trading advisor may not be available. There is severe competition for the services of qualified trading advisors, and the Managing Owner may not be able to retain replacement or additional trading advisors on acceptable terms. The effect of the replacement of, or the reallocation of assets away, from a Trading Advisor therefore could be significant.

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

One or more of the Trading Advisors may from time to time cause a Series to hold a few, relatively large positions in relation to its assets. Consequently, a loss in any such position could result in a proportionately greater loss to such Series than if the Series’ assets had been spread among a wider number of instruments.

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

Each Trading Advisor will make certain trading decisions on the basis of short-term market considerations. The portfolio turnover rate may be substantial at times, either due to such decisions or to market conditions, and this could result in one or more Series incurring substantial brokerage commissions and other transaction fees and expenses.

Stop-loss Orders May Not Prevent Large Losses.

Certain of the Trading Advisors may use stop-loss orders. Such stop-loss orders may not effectively prevent substantial losses, and depending on market factors at the time, may not be able to be executed at such stop-loss levels. No risk control technique can assure that large losses will be avoided.

Trading Swaps Creates Distinctive Risks.

The series may trade in certain swaps. Unlike futures and options on futures contracts, most swap contracts currently are not traded on or cleared by an exchange or clearinghouse. The CFTC currently requires only a limited class of swap contracts (certain interest rate and credit default swaps) to be cleared and executed on an exchange or other organized trading platform. In accordance with the Dodd-Frank Act, the CFTC will determine in the future which other classes of swap contracts will be required to be cleared and executed on an exchange or other organized trading platform. Until such time as these transactions are cleared, the series will be subject to a greater risk of counterparty default on its swaps. Because swaps do not generally involve the delivery of underlying assets or principal, the amount payable upon default and early termination is usually calculated by reference to the current market value of the contract. Swap dealers and major swap participants require the series to deposit initial margin and variation margin as collateral to support such series’ obligation under the swap agreement but may not themselves provide collateral for the benefit of any series. If the counterparty to such a swap defaults, the series would be a general unsecured creditor for any termination amounts owed by the counterparty to the series as well as for any collateral deposits in excess of the amounts owed by the series to the counterparty, which would result in losses to the series.

There are no limitations on daily price movements in swaps. Speculative position limits are not currently applicable to swaps, but in the future may be applicable for swaps on certain commodities. In addition, participants in the swap markets are not required to make continuous markets in the swaps they trade, and determining a market value for calculation of termination amounts can lead to uncertain results.

Trading of swaps has been and will continue to be subject to substantial change under the Dodd-Frank Act and related regulatory action. Under the Dodd-Frank Act, many commodity swaps will be required to be cleared through central clearing parties and executed on exchanges or other organized trading platforms. Security-based swaps will be subject to similar requirements. Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing or not. These include margin, collateral and capital requirements, reporting obligations, speculative position limits for certain swaps, and other regulatory requirements. Swaps which are not offered for clearing by a clearinghouse will continue to be traded bi-laterally. Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraphs.

Swap counterparties may hold collateral in U.S. or non-U.S. depositories. Non-U.S. depositories are not subject to U.S. regulation. The series’ assets held in these depositories are subject to the risk that events could occur which would hinder or prevent the availability of these funds for distribution to customers, including the series. Such events may include actions by the government of the jurisdiction in which the depository is located including expropriation, taxation, moratoria and political or diplomatic events.

The Unregulated Nature of Uncleared Trades in the OTC Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges or in Cleared Swaps.

Unlike futures contracts and cleared swaps, uncleared trades, such as forward contracts, some swaps and some OTC “spot” contracts, are entered into between private parties off an exchange or other trading platform and are not subject to clearing. As a result, the performance of those contracts is not guaranteed by an exchange or its clearinghouse and the series is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading of foreign exchange spot contracts of foreign exchange forwards and foreign exchange swaps (as such terms are defined in the Dodd-Frank Act), and of uncleared swaps is not regulated or is subject to limited regulation; therefore, there are limited or no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets.

Foreign Currency and Spot Contracts Historically Were Not Regulated When Traded Between Certain “Eligible Contract Participants” and Are Subject to Credit Risk.

Each series may trade forward contracts in foreign currencies and may engage in spot commodity transactions (transactions in physical commodities). These contracts, unlike futures contracts and options on futures, historically were not regulated by the CFTC when traded between certain “eligible contract participants,” as defined in the Commodity Exchange Act. On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Act. The Dodd-Frank Act includes foreign currency forwards and foreign currency swaps (as such terms are defined in the Dodd-Frank Act) in the definition of “swap.” The CFTC has been granted authority to regulate all swaps, but grants the U.S. Treasury Department the discretion to exempt foreign currency forwards and foreign currency swaps from all aspects of the Dodd-Frank Act other than reporting, recordkeeping and business conduct rules for swap dealers and major swap participants. In November 2012, Treasury determined that those transactions can be carved out of the swap category, and they are subject only to the noted categories of the Dodd-Frank Act requirements. Therefore, the series will not receive the full benefit of CFTC regulation for certain of their foreign currency trading activities.

The percentage of each Series’ positions that are expected to constitute foreign currency forwards and foreign currency swaps can vary substantially from month to month.

Trading on Foreign Exchanges Presents Greater Risks to the Series than Trading on U.S. Exchanges.

Each series trades on exchanges located outside the United States. Trading on U.S. exchanges is subject to CFTC regulation and oversight, including, for example, minimum capital requirements for commodity brokers, segregation of customer funds, regulation of trading practices on the exchanges, prohibitions against trading ahead of customer orders, prohibitions against filling orders off exchanges, prescribed risk disclosure statements, testing and licensing of industry sales personnel and other industry professionals, and recordkeeping requirements, and other requirements and restrictions for the purpose of preventing price manipulation and other disruptions to market integrity, avoiding systemic risk, preventing fraud and promoting innovation, competition and financial integrity of transactions. Trading on foreign exchanges is not regulated by the CFTC or any other U.S. governmental agency or instrumentality and may be subject to regulations that are different from those to which U.S. exchange trading is subject, provide less protection to investors than trading on U.S. exchanges, and may be less vigorously enforced than regulations in the U.S. The CFTC has no power to compel the enforcement of the rules of a foreign exchange or applicable foreign laws. Therefore, the series will not receive any benefit of U.S. government regulation for these trading activities.

Trading on foreign exchanges involves some risks that trading on U.S. exchanges does not, such as:

Lack of Investor Protection Regulation

The rights of the series in the event of the insolvency or bankruptcy of a non-U.S. market or broker are likely to differ from rights that the series would have in the United States and these rights may be more limited than in the case of failures of U.S. markets or brokers.

Possible Governmental Intervention

Generally, foreign brokers are not subject to the jurisdiction of the CFTC or any other U.S. regulator. In addition, the series’ assets held outside of the United States to margin transactions on foreign exchanges are held in accordance with the client assets protection regime and the insolvency laws of the applicable jurisdiction. A foreign government might halt trading in a market and/or take possession of the series’ assets maintained in its country in which case the assets may never be recovered. The managing owner and the series might have little or no notice that such events were happening. In such circumstances, the managing owner may not be able to obtain the series’ assets.

Relatively New Markets

Some foreign exchanges on which the series trade may be in developmental stages so that prior price histories may not be indicative of current price patterns.

Exchange-Rate Exposure

The series are valued in U.S. dollars. Contracts on foreign exchanges are usually traded in the local currency. The series’ assets held in connection with contracts priced and settled in a foreign currency may be held in a foreign depository in accounts denominated in a foreign currency. Changes in the value of the local currency relative to the U.S. dollar could cause losses to the series even if the contract traded is profitable.

Investments in Reference Programs Through a Swap or Other Derivative Instrument May Not Always Replicate Exactly Performance of the Relevant CTA Trading Program(s).

Certain Series invest in reference programs through total return swaps with Deutsche Bank AG. Such swaps reference an index comprised of shares in segregated investment portfolios directed by CTAs selected by the managing owner. It is possible that the underlying index in respect of any swap owned by a series may not fully replicate the performance of the relevant CTA programs in respect of other accounts traded by such CTAs. Further, the calculation of the underlying index for such swaps will include a deduction for a fee payable to the swap counterparty. Each of these deductions will mean that the return of such investment will be less than would be the case if no fees were deducted.

There Are Certain Risks Associated with the Trust’s Investment in U.S. Government Debt Securities.

With respect to the portion of the Trust’s assets apportioned for cash management, the Trust may invest in U.S. government securities which include any security issued or guaranteed as to principal or interest by the United States, or by a person controlled by or supervised by and acting as an instrumentality of the government of the United States pursuant to authority granted by Congress of the United States or any certificate of deposit for any of the foregoing, including U.S. Treasury bonds, U.S. Treasury bills and issues of agencies of the U.S. government (such as Ginnie Mae, Fannie Mae, or Freddie Mac). U.S. government securities are subject to market risk, interest rate risk and credit risk. Securities, such as those issued or guaranteed by Ginnie Mae or the U.S. Treasury, that are backed by the full faith and credit of the United States are guaranteed only as to the timely payment of interest and principal when held to maturity and the market prices for such securities will fluctuate. Notwithstanding that these securities are backed by the full faith and credit of the United States, circumstances could arise that would prevent the payment of interest or principal. This would result in losses to the Trust. Securities issued or guaranteed by U.S. government-related organizations, such as Fannie Mae and Freddie Mac, are not backed by the full faith and credit of the U.S. government and no assurance can be given that the U.S. government would provide financial support. Therefore, U.S. government-related organizations may not have the funds to meet their payment obligations in the future.

The Trust’s Investment in U.S. Government Debt Securities Will Be Subject to Interest Rate Risk.

The Trust’s cash management pool includes investments in U.S. government debt securities that change in value based on changes in interest rates. If rates increase, the value of these investments generally declines. On the other hand, if rates fall, the value of these investments generally increases. U.S. government securities with greater interest rate sensitivity and longer maturities tend to produce higher yields, but are subject to greater fluctuations in value. Usually, the changes in the value of fixed income securities will not affect cash income generated, but may affect the value of your investment. Given the current low interest rate environment, the risk associated with rising rates is heightened.

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

Likewise, you and other investors will invest in different Series managed by different Trading Advisors. Each Series’ assets are valued and accounted for separately from every other Series. Consequently, the past performance of one Series has no bearing on the past performance of another Series. You cannot, for example, consider the Equinox Frontier Balanced Fund’s past performance in deciding whether to invest in any other Series.

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

Each Series is charged brokerage charges, over-the-counter (or OTC) dealer spreads and related transaction fees and expenses and management fees in all cases regardless of whether any Series’ activities are profitable. In addition, the Managing Owner charges each Series an incentive fee based on a percentage of the trading profits generated by each trading advisor for such Series, and the Managing Owner pays all or a portion of such incentive fees to the Trading Advisor(s) for such Series. Because the Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund and Equinox Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, it is possible that such Series could pay substantial incentive fees out of the net assets of any such Series with respect to one or more Trading Advisors in a year in which such Series has no net trading profits or in which such Series actually loses money. In addition, each Series must earn trading profits and interest income sufficient to cover these fees and expenses in order for it to be profitable.

Investors should note that the management fee payable to the Managing Owner is based on nominal assets rather than NAV. Therefore, the management fee will be greater as a percentage of a Series’ NAV to the extent that the nominal assets of such Series exceed its NAV. The Managing Owner expects that the nominal assets of each Series will generally be maintained at a level in excess of the net asset value for such Series and such excess may be substantial to the extent the Managing Owner deems necessary to achieve the desired level of volatility.

There are certain risks associated with investments in trading companies.

Certain of the trading companies may be organized as series limited liability companies. This means that, under the Delaware Limited Liability Company Act, the assets of one Series are not available to pay the liabilities of another Series or the trading company as a whole. This statute has not been tested in a court of law in the United States. In the event series limited liability is not enforceable, a segregated Series could be obligated to pay the liabilities of another Series or the trading company.

Each of the Series except for Equinox Frontier Winton Fund invests in trading companies that, although they are organized as series limited liability companies, allocate assets to more than one commodity trading advisor without the establishment of separate series with segregated liabilities. For these trading companies, losses incurred by one commodity trading advisor may negatively impact the trading company as a whole, as the assets allocated to a different commodity trading advisor may be made available to pay the liabilities of the commodity trading advisor that has incurred the loss. Since the Series currently invest in such trading companies, this could indirectly cause the assets of one Series to be used to pay the liabilities of another Series. For trading companies that allocate assets to more than one commodity trading advisor, a Series may be allowed to allocate a portion of its assets to a particular commodity trading advisor accessed by the trading company, rather than to the trading company as a whole.

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

You will exercise no control over the Trust’s day-to-day business. Therefore, the Trust will take certain actions and enter into certain transactions or agreements without your approval. For example, the Trust may retain a Trading Advisor for a Series in which you are invested, and such Trading Advisor may ultimately incur losses for the Series. As a Limited Owner, you will have no ability to influence the hiring, retention or firing of such Trading Advisor. However, certain actions, such as termination or dissolution of a Series, may only be taken upon the affirmative vote of Limited Owners holding Units representing at least a majority (over 50%) of the NAV of the Series (excluding Units owned by the Managing Owner and its affiliates).

You may not be able to establish a basis for liability against a Trading Advisor, a Clearing Broker or the Swap Counterparty.

Each Trading Advisor, Clearing Broker and Swap counterparty acts only as a trading advisor, clearing broker or swap counterparty, respectively, to the applicable Series and/or Trading Company. These parties do not act as trading advisors, clearing brokers, or swap counterparties to you. Therefore, you have no contractual privity with the Trading Advisors, the Clearing Brokers or any Swap counterparty. Due to this lack of contractual privity, you may not be able to establish a basis for liability against a Trading Advisor, Clearing Broker or Swap counterparty.

An unanticipated number of redemption requests over a short period of time could result in losses.

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

When you redeem your units, the Trust may find it necessary to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of your redemption amount. This could occur, for example, if (i) some of the positions of the Series in which you were invested were illiquid, (ii) there are any assets which cannot be properly valued on the redemption date, or (iii) there is any pending transaction or claim by or against the Trust involving or which may affect your capital account or your obligations.

Conflicts of interest exist in the structure and operation of the Trust.

A number of actual and potential conflicts of interest exist in the operation of the Trust’s business. The Managing Owner, the Trading Advisors and their respective principals are all engaged in other investment activities, and are not required to devote substantially all of their time to the Trust’s business.

The failure or bankruptcy of one of its Futures Clearing Brokers, central clearing brokers, banks, counterparties or other custodians could result in a substantial loss of one or more Series’ assets.

The Trust is subject to the risk of insolvency of an exchange, clearinghouse, central clearing broker, commodity broker, and counterparties with whom the trading companies trade. Trust assets could be lost or impounded in such an insolvency during lengthy bankruptcy proceedings. Were a substantial portion of the Trust’s capital tied up in a bankruptcy, the Managing Owner might suspend or limit trading, perhaps causing a Series to miss significant profit opportunities. The Trust is subject to the risk of the inability or refusal to perform on the part of the counterparties with whom contracts are traded. In the event that the Clearing Brokers are unable to perform their obligations, the Trust’s assets are at risk and investors may only recover a pro rata share of their investment, or nothing at all.

Exchange-traded futures and futures-styled option contracts are marked to market on a daily basis, with variations in value credited or charged to the Trust’s account on a daily basis. The Clearing Brokers, as futures commission merchants for the Trust’s exchange-traded contracts, are required, pursuant to CFTC regulations, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by such clients with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts. Similar requirements apply with respect to funds held in connection with cleared swap contracts. Bankruptcy law applicable to all U.S. futures brokers requires that, in the event of the bankruptcy of such a broker, all property held by the broker, including certain property specifically traceable to the Trust, will be returned, transferred, or distributed to the broker’s customers only to the extent of each customer’s pro rata share of the assets held by such futures broker. The Managing Owner will attempt to limit the Trust’s deposits and transactions to well-capitalized institutions in an effort to mitigate such risks, but there can be no assurance that even a well-capitalized, major institution will not become bankrupt.

In the event of a shortfall in segregated customer funds held by the futures commission merchant, the series’ assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and in such event, the series may only recover a portion of the available customer funds. If no property is available for distribution, the series would not recover any of its assets. With respect to a series’ OTC uncleared swaps, prior to the implementation of the Dodd-Frank Act’s provisions, there was no requirement to segregate funds held with respect to such contracts. There is still no requirement to segregate funds held as variation margin posted by a party engaging in uncleared swaps with a swap dealer or major swap participant; however, a party engaging in uncleared swaps with a swap dealer or major swap participant can ask that the initial margin posted by such party be held with an independent third party custodian. Generally, the party requesting segregation will pay the costs of such custodial arrangement. There may also be costs and delays involved in negotiating the custodial arrangement and related contractual terms.

With respect to transactions a Series enters into that are not traded on an exchange, there are no daily settlements of variations in value and there is no requirement to segregate funds held with respect to such accounts. Thus, the funds that a Series invests in such transactions may not have the same protections as funds used as margin or to guarantee exchange-traded futures and options contracts. If the counterparty becomes insolvent and a Series has a claim for amounts deposited or profits earned on transactions with the counterparty, the Series’ claim may not receive a priority. Without a priority, the Trust is a general creditor and its claim will be paid, along with the claims of other general creditors, from any monies still available after priority claims are paid. Even funds of the Trust that the counterparty keeps separate from its own operating funds may not be safe from the claims of other general and priority creditors. There are no limitations on the amount of allocated assets a portfolio manager can trade on foreign exchanges or in forward contracts.

You will not be able to review any Series’ holdings on a daily basis, and you may suffer unanticipated losses.

The Trading Advisors make trading decisions on behalf of the assets of each Series. While the Trading Advisors receive daily trade confirmations from the Clearing Brokers of each transaction entered into on behalf of each Series for which they manage the trading, each Series’ trading results are only reported to investors monthly in summary fashion. Accordingly, an investment in the Units does not offer investors the same transparency that a personal trading account offers. As a result, you may suffer unanticipated losses.

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

Unforeseen circumstances, including substantial losses or withdrawal of the Trust’s Managing Owner, could cause the Trust to terminate before its stated termination date of December 31, 2053. The Trust’s termination would cause the liquidation and potential loss of your investment and could upset the overall maturity and timing of your investment portfolio.

Neither the Trust nor any of the trading companies is a registered investment company.

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

In addition, under the operating agreement of the Managing Owner, Mr. Bornhoft’s ability to serve as the Chief Investment Officer of the Managing Owner is dependent upon certain factors. If Mr. Bornhoft ceases to be the Chief Investment Officer of the Managing Owner, the Trust may be adversely affected.

The Managing Owner places significant reliance on the Trading Advisors and their key personnel; the loss of such personnel could adversely affect a Series.

The Managing Owner relies on the Trading Advisors to achieve trading gains for each Series, entrusting each of them with the responsibility for, and discretion over, the investment of their allocated portions of the Trust’s assets. The Trading Advisors, in turn, are dependent on the services of a limited number of persons to develop and refine their trading approaches and strategies and execute the trading transactions. The loss of the services of any Trading Advisor’s principals or key employees, or the failure of those principals or key employees to function effectively as a team, may have an adverse effect on that Trading Advisor’s ability to manage its trading activities successfully or may cause the Trading Advisor to cease operations entirely. This, in turn, could negatively impact one or more Series’ performance. Each of the Trading Advisors is wholly- (or majority-) owned and controlled, directly or indirectly, by single individuals who have major roles in developing, refining and implementing the Trading Advisor’s trading strategies and operating its business. The death, incapacity or other prolonged unavailability of such individuals likely would greatly hinder these Trading Advisors’ operations, and could result in their ceasing operations entirely, which could adversely affect the value of your investment.

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

The Managing Owner may reallocate assets among the Trading Advisors for the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund or Equinox Frontier Long/Short Commodity Fund upon termination of a Trading Advisor or retention of a new Trading Advisor or at the commencement of any month. Consequently, the net assets for such Series may be allocated among the Trading Advisors in a different manner than the currently anticipated allocations. The Managing Owner’s allocation of assets of any such Series may adversely affect the profitability of the trading of the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund and Equinox Frontier Long/Short Commodity Fund, possibly in an adverse manner. For example, a Trading Advisor for a Series may experience a high rate of return but may be managing only a small percentage of the net assets of such Series. In this case, the Trading Advisor’s performance could have a minimal effect on the NAV of such Series.

The success of each Series depends on the ability of the personnel of its Trading Advisor(s) to accurately implement their trading systems, and any failure to do so could subject a Series to losses.

The Trading Advisors’ computerized trading systems rely on the Trading Advisors’ personnel to accurately process the systems’ outputs and execute the transactions called for by the systems. In addition, each Trading Advisor relies on its staff to properly operate and maintain the computer and communications systems upon which its trading systems rely. Execution and operation of each Trading Advisor’s systems is therefore subject to human errors. Any failure, inaccuracy or delay in implementing any of the Trading Advisors’ systems and executing transactions could impair the trading advisor’s ability to identify profit opportunities and benefit from them. It could also result in decisions to undertake transactions based on inaccurate or incomplete information. This could cause substantial losses.

Regulation of the commodity interest markets is extensive and constantly changing; future regulatory developments are impossible to predict and may significantly, but adversely affect the Trust.

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

The Managing Owner May Adjust the Leverage Employed by a Trading Advisor to Maintain the Target Rate of Volatility.

In its sole discretion, the managing owner may modify the allocations between the trading advisors used by a particular series at any time, including adding new trading advisors or terminating current trading advisor relationships, and the managing owner may also increase or decrease the amount of leverage employed by a specific trading advisor by allocating notional funds to a particular trading advisor in accordance with the managing owner’s proprietary management program. The managing owner may increase or decrease the notional equity allocated to one or more individual trading advisors over time in order to adjust the annual volatility for a series within the target volatility range disclosed for such series.

To the extent that the managing owner increases the leverage employed by a particular trading advisor to maintain the target volatility of a series, either by increasing the actual funds which are traded by the trading advisor at a leverage of greater than 1x or by allocating notional amounts to one or more trading advisors, the specific risks associated with the relevant trading advisors will be greater for the affected series. As the notional equity under management of a specific trading advisor increases, the diversification benefits attributable to a multi-advisor pool will be decreased to an extent, since the trading advisor will manage a greater percentage of the notional exposure of the series. Since the managing owner may change the applicable leverage used by a particular trading advisor at any time, the diversification of risks between the trading advisors is variable.

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

Because a substantial portion of the Trust’s open positions are “marked-to-market” at the end of each year, some of your tax liability for each year may be based on unrealized gains that the Trust may never actually realize.

Partnership treatment is not assured, and if the Trust is not treated as a Partnership, you could suffer adverse tax consequences.

The Managing Owner believes that the Trust and each Series will be treated as a partnership for Federal income tax purposes and, assuming that at least 90% of the gross income of the Trust, and each Series, has always constituted and will continue to constitute “qualifying income” within the meaning of Section 7704(d) of the Code, neither the Trust nor any Series will be treated as a publicly traded partnership treated as a corporation. The Managing Owner believes it is likely, but not certain, that the Trust, and each Series, will meet this income test. The Trust has not requested, and does not intend to request, a ruling from the Internal Revenue Service (the “IRS”), concerning its tax treatment or the tax treatment of any Series.

If the Trust, or any Series, were to be treated as a corporation for Federal income tax purposes: the net income of the Trust, or the Series, would be taxed at corporate income tax rates, thereby substantially reducing its distributable cash; you would not be allowed to deduct losses of the Trust, or a Series; and distributions to you, other than liquidating distributions, would constitute dividends to the extent of the current or accumulated earnings and profits of the Trust, or a Series, and would be taxable as such.

There is the possibility of a tax audit which could result in additional taxes to you.

The Trust’s tax returns may be audited by a taxing authority, and such an audit could result in adjustments to the Trust’s returns. If an audit results in an adjustment, you may be compelled to file amended returns and to pay additional taxes plus interest and penalties.

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

The IRS could challenge allocations of recognized gains to Unitholders who redeem.

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

The investment of Benefit Plan Investors may be limited and/or Subject to Mandatory Redemption if any or all of the Series (or Class of any Series) are deemed to hold plan assets or if the Trading Advisors have fiduciary relationships with certain investing Benefit Plan Investors and Benefit Plan Investors are required to consider their fiduciary responsibilities in making an investment decision.

Special considerations apply to investments in the Trust by individual retirement accounts, pension, profit-sharing, stock bonus, Keogh, welfare benefit and other employee benefit plans whether or not subject to ERISA or Section 4975 of the Code, each a Plan, a Plan that is subject to Part 4 of Subtitle B of Title I of ERISA or Section 4975 of the Code, or an ERISA Plan, and any entity whose underlying assets include plan assets by reason of a Plan’s investment in such entity is referred to as a “Benefit Plan Investor.” While the assets of the Trust or any Series (and Class of any Series) are intended not to constitute plan assets with respect to any Benefit Plan Investors, the United States Department of Labor, or the DOL, IRS or a court could disagree. If the DOL, IRS or a court were to find that the assets of some or all of the Series (or Class of any Series) are the assets of Benefit Plan Investors, the Managing Owner and the Trading Advisors to such Series (or Class) may be fiduciaries, and certain transactions in or by the Trust could be prohibited. For example, if the Trust were deemed to hold “plan assets,” within the meaning of 29 C.F.R. § 2510.3-101, the Trading Advisors may have to refrain from directing certain transactions that are currently contemplated. Furthermore, whether or not the Trust is deemed to hold plan assets, if a Benefit Plan Investor has certain pre-existing relationships with the Managing Owner, one or more Trading Advisors, the selling agents or a Clearing Broker, investment in a Series may be limited or prohibited. In the event that, for any reason, the assets of any Series (or Class of any Series) might be deemed to be “plan assets,” and if any transactions would or might constitute prohibited transactions under ERISA or the Code and an exemption for such transaction or transactions is not available or cannot be obtained (or the Managing Owner determines not to seek such exemption), the Managing Owner reserves the right, upon notice to, but without the consent of any limited owner, to mandatorily redeem Units held by any limited owner that is a Benefit Plan Investor. Furthermore, whether or not a Series (or Class of any Series) are plan assets, Benefit Plan Investors should consider their fiduciary responsibilities before making a decision to invest in a Series (or Class of any Series) and Plan investors who are not subject to ERISA may be subject to similar responsibilities under state, local, or non-U.S. law.

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

The Trust and the Managing Owner have been represented by unified counsel, and neither the Trust nor the Managing Owner will retain independent counsel to review this offering.

The Trust and the Managing Owner have been represented by unified counsel. To the extent that the Trust, the Managing Owner or you could benefit from further independent review, such benefit will not be available unless you separately retain such independent counsel.

The foregoing risk factors are not a complete explanation of all the risks involved in purchasing interests in a fund that invests in the highly speculative, highly leveraged trading of futures, forwards and options. You should read this entire Form 10-K and the Prospectus before determining to subscribe for Units.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

The Trust does not own or use any physical properties in the conduct of its business. Its assets currently consist of, through each Trading Company, items such as U.S. and international futures and forward contracts and other interests in derivative instruments, including options contracts on futures, forwards and swap contracts. The Managing Owner’s main office is located at 1775 Sherman Street, Suite 2500, Denver, Colorado 80203.

Item 3.	LEGAL PROCEEDINGS.

There are no material legal proceedings to which the Trust or any of its affiliates is a party or of which any of their assets are the subject.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

No Units in any Series are publicly traded. The Units in each Series may be redeemed, in whole or in part, on a daily basis, subject to a notice requirement as set forth in the Prospectus. Except as otherwise set forth in the Prospectus, Units will be redeemed at a redemption price equal to 100% of the NAV per Unit of the applicable Series, calculated as of the point described in the Prospectus. The redemption of Units has no impact on the value of Units that remain outstanding. The Managing Owner may temporarily suspend redemptions under limited circumstances described in the Prospectus. The right to obtain redemption of Units of a Series is contingent upon such Series’ having property sufficient to discharge its liabilities on the date of redemption.

Further, if a Limited Owner redeems all or a portion of its Class 1 or Class 1a Units of any Series on or before the end of twelve full months following the effective date of the purchase of the Units being redeemed, such Limited Owner is charged a redemption fee of up to 3.0% of the NAV at which the Units are redeemed. The redemption fee charged will depend on, among other things, the particular Series of Units being redeemed. The Trust Agreement also contains restrictions on the transfer or assignment of the Units.

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

The following table shows the number of Limited Owners and the number of Units outstanding in each Class of each Series as of December 31, 2014:

	Number of Limited Owners	Number of Units Outstanding
Equinox Frontier Diversified Fund (Class 1)	540	169,725
Equinox Frontier Diversified Fund (Class 2)	342	282,534
Equinox Frontier Diversified Fund (Class 3)	187	48,583
Equinox Frontier Long/Short Commodity Fund (Class 1a)	403	57,130
Equinox Frontier Long/Short Commodity Fund (Class 2)	81	9,013
Equinox Frontier Long/Short Commodity Fund (Class 2a)	91	15,291
Equinox Frontier Long/Short Commodity Fund (Class 3)	467	52,284
Equinox Frontier Long/Short Commodity Fund (Class 3a)	70	5,886
Equinox Frontier Masters Fund (Class 1)	337	101,632
Equinox Frontier Masters Fund (Class 2)	184	69,004
Equinox Frontier Masters Fund (Class 3)	153	41,897
Equinox Frontier Balanced Fund (Class 1)	2,661	548,117
Equinox Frontier Balanced Fund (Class 1AP)	29	5,618
Equinox Frontier Balanced Fund (Class 2)	352	131,447
Equinox Frontier Balanced Fund (Class 2a)	19	3,923
Equinox Frontier Balanced Fund (Class 3a)	88	16,577
Equinox Frontier Select Fund (Class 1)	892	142,913
Equinox Frontier Select Fund (Class 1AP)	11	494
Equinox Frontier Select Fund (Class 2)	62	12,127
Equinox Frontier Winton Fund (Class 1)	613	152,717
Equinox Frontier Winton Fund (Class 1AP)	1	214
Equinox Frontier Winton Fund (Class 2)	41	58,093
Equinox Frontier Heritage Fund (Class 1)	462	74,927
Equinox Frontier Heritage Fund (Class 1AP)	8	442
Equinox Frontier Heritage Fund (Class 2)	51	18,165

No Units are authorized for issuance by the Trust under equity compensation plans. During the year ended December 31, 2014, no unregistered Units were sold by the Trust. In addition, the Trust did not repurchase any Units under a formal repurchase plan. All Unit redemptions during the year ended December 31, 2014 were in the ordinary course of business. There have not been any purchases of units by the trust or any affiliated purchasers during the year ended December 31, 2014.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial information as of and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 is taken from the financial statements of the Trust included in section F of this filing and previous filings.

You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included therewith. Results from past periods are not necessarily indicative of results that may be expected for any future period.

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2014

	Equinox Frontier Diversified Fund	Equinox Frontier Masters Fund	Equinox Frontier Long/Short Commodity Fund
Interest - net	$579,067	$298,175	$216,027
Total Expenses	7,289,756	2,939,200	1,487,941
Net gain / (loss) on investments	27,814,644	8,093,183	1,582,778
Net increase / (decrease) in owners’ capital resulting from operations attributable to controlling interests	14,287,705	5,452,158	1,077,686
Net income / (loss) per unit - Class 1	25.99	24.78	—
Net income / (loss) per unit - Class 1a	—	—	8.39
Net income / (loss) per unit - Class 2	30.32	29.07	13.04
Net income / (loss) per unit - Class 2a	—	—	11.01
Net income / (loss) per unit - Class 3	30.82	27.15	13.04
Net income / (loss) per unit - Class 3a	—	—	11.30
Total Assets	$75,398,613	$26,576,520	$16,879,229
Total owners’ capital - Class 1	19,195,036	11,850,911	—
Total owners’ capital - Class 1a	—	—	5,776,906
Total owners’ capital - Class 2	35,224,292	8,868,743	1,246,481
Total owners’ capital - Class 2a	—	—	1,702,551
Total owners’ capital - Class 3	5,588,281	4,988,200	7,233,099
Total owners’ capital - Class 3a	—	—	657,882
Total net asset value per unit - Class 1	113.09	116.61	—
Total net asset value per unit - Class 1a	—	—	101.12
Total net asset value per unit - Class 2	124.67	128.53	138.30
Total net asset value per unit - Class 2a	—	—	111.35
Total net asset value per unit - Class 3	115.03	119.06	138.34
Total net asset value per unit - Class 3a	—	—	111.77

	Equinox Frontier Balanced Fund	Equinox Frontier Heritage Fund	Equinox Frontier Select Fund
Interest - net	$27,454	$1	$—
Total Expenses	7,434,719	1,056,664	1,364,426
Net gain / (loss) on investments	31,862,512	4,838,618	3,799,808
Net increase / (decrease) in owners’ capital resulting from operations attributable to controlling interests	19,364,501	2,812,848	2,435,382
Net income / (loss) per unit - Class 1	25.25	28.23	15.75
Net income / (loss) per unit - Class 1AP	30.58	33.13	21.29
Net income / (loss) per unit - Class 2	38.67	42.35	24.34
Net income / (loss) per unit - Class 2a	34.22	—	—
Net income / (loss) per unit - Class 3a	34.11	—	—
Total Assets	$110,738,530	$16,906,298	$15,556,907
Total owners’ capital - Class 1	72,098,275	9,761,819	13,663,563
Total owners’ capital - Class 1AP	748,275	58,378	47,785
Total owners’ capital - Class 2	23,550,697	3,207,182	1,558,130
Total owners’ capital - Class 2a	600,287	—	—
Total owners’ capital - Class 3a	2,528,303	—	—
Total net asset value per unit - Class 1	131.54	130.28	95.61
Total net asset value per unit - Class 1AP	133.20	131.93	96.82
Total net asset value per unit - Class 2	179.16	176.56	128.48
Total net asset value per unit - Class 2a	153.02	—	—
Total net asset value per unit - Class 3a	152.52	—	—

Equinox Frontier Winton Fund
Interest - net	$55
Total Expenses	3,960,912
Net gain / (loss) on investments	12,603,511
Net increase / (decrease) in owners’ capital resulting from operations attributable to controlling interests	8,642,654
Net income / (loss) per unit - Class 1	36.36
Net income / (loss) per unit - Class 1AP	39.25
Net income / (loss) per unit - Class 2	52.06
Total Assets	$41,541,451
Total owners’ capital - Class 1	26,870,878
Total owners’ capital - Class 1AP	38,042
Total owners’ capital - Class 2	13,142,313
Total net asset value per unit - Class 1	175.95
Total net asset value per unit - Class 1AP	178.18
Total net asset value per unit - Class 2	226.23

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2013

	Equinox Frontier Diversified Fund	Equinox Frontier Masters Fund	Equinox Frontier Long/Short Commodity Fund
Interest - net	$1,544,382	$757,793	$945,988
Total Expenses	5,290,909	2,956,297	3,021,094
Net gain / (loss) on investments	(5,520,937)	(2,052,522)	7,300,417
Net increase / (decrease) in owners’ capital resulting from operations attributable to controlling interests	(9,267,464)	(4,251,026)	(6,044,396)
Net income / (loss) per unit - Class 1	(7.30)	(9.28)	—
Net income / (loss) per unit - Class 1a	—	—	(15.85)
Net income / (loss) per unit - Class 2	(6.13)	(8.15)	(20.39)
Net income / (loss) per unit - Class 2a	—	—	(15.11)
Net income / (loss) per unit - Class 3	—	3.90	(20.39)
Net income / (loss) per unit - Class 3a	—	—	(9.13)
Total Assets	$64,685,474	$34,068,483	$28,968,346
Total owners’ capital - Class 1	28,744,047	23,115,495	—
Total owners’ capital - Class 1a	—	—	8,752,826
Total owners’ capital - Class 2	34,714,991	10,406,162	3,371,798
Total owners’ capital - Class 2a	—	—	3,103,405
Total owners’ capital - Class 3	—	249,127	9,619,596
Total owners’ capital - Class 3a	—	—	257,471
Total net asset value per unit - Class 1	87.10	91.83	—
Total net asset value per unit - Class 1a	—	—	92.73
Total net asset value per unit - Class 2	94.35	99.46	125.26
Total net asset value per unit - Class 2a	—	—	100.34
Total net asset value per unit - Class 3	—	91.91	125.30
Total net asset value per unit - Class 3a	—	—	100.47

	Equinox Frontier Balanced Fund	Equinox Frontier Heritage Fund	Equinox Frontier Select Fund
Interest - net	$280,359	$109,122	$261,102
Total Expenses	7,350,844	938,253	1,365,128
Net gain / (loss) on investments	(6,490,128)	2,516,149	1,521,198
Net increase / (decrease) in owners’ capital resulting from operations attributable to controlling interests	(16,152,498)	1,423,001	417,171
Net income / (loss) per unit - Class 1	(10.03)	7.50	1.20
Net income / (loss) per unit - Class 2	(8.71)	13.54	4.59
Net income / (loss) per unit - Class 2a	(5.56)	—	—
Net income / (loss) per unit - Class 3	—	—	—
Net income / (loss) per unit - Class 3a	(5.55)	—	—
Total Assets	$124,183,143	$16,696,747	$17,804,703
Total owners’ capital - Class 1	80,801,534	11,328,406	15,852,947
Total owners’ capital - Class 2	26,611,117	2,850,062	1,758,901
Total owners’ capital - Class 2a	491,579	—	—
Total owners’ capital - Class 3	—	—	—
Total owners’ capital - Class 3a	2,322,629	—	—
Total net asset value per unit - Class 1	106.29	102.05	79.86
Total net asset value per unit - Class 2	140.49	134.21	104.14
Total net asset value per unit - Class 2a	118.80	—	—
Total net asset value per unit - Class 3	—	—	—
Total net asset value per unit - Class 3a	118.41	—	—

Equinox Frontier Winton Fund
Interest - net	$283,863
Total Expenses	2,340,519
Net gain / (loss) on investments	4,790,126
Net increase / (decrease) in owners’ capital resulting from operations attributable to controlling interests	2,733,470
Net income / (loss) per unit - Class 1	8.86
Net income / (loss) per unit - Class 2	15.87
Net income / (loss) per unit - Class 3	—
Total Assets	$37,083,828
Total owners’ capital - Class 1	26,164,147
Total owners’ capital - Class 2	10,460,690
Total owners’ capital - Class 3	—
Total net asset value per unit - Class 1	139.59
Total net asset value per unit - Class 2	174.17
Total net asset value per unit - Class 3	—

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2012

	Equinox Frontier Diversified Fund	Equinox Frontier Masters Fund	Equinox Frontier Long/Short Commodity Fund
Interest - net	$2,199,327	$1,038,493	$1,385,312
Total Expenses	9,596,941	4,016,767	6,010,679
Net gain / (loss) on investments	2,078,348	3,545,722	(11,084,454)
Net increase / (decrease) in owners’ capital resulting from operations	(5,319,266)	618,878	(6,542,114)
Net income / (loss) per unit - Class 1	(5.00)	0.86	(0.72)
Net income / (loss) per unit - Class 1a	—	—	(13.13)
Net income / (loss) per unit - Class 2	(3.48)	2.78	(16.32)
Net income / (loss) per unit - Class 2a	—	—	(11.78)
Net income / (loss) per unit - Class 3	—	—	(16.27)
Total Assets	$116,445,177	$51,943,272	$63,948,673
Total owners’ capital - Class 1	58,999,936	34,603,499	—
Total owners’ capital - Class 1a	—	—	18,983,538
Total owners’ capital - Class 2	56,181,636	16,882,659	6,898,785
Total owners’ capital - Class 2a	—	—	10,882,111
Total owners’ capital - Class 3	—	—	19,761,047
Total net asset value per unit - Class 1	94.40	101.11	135.41
Total net asset value per unit - Class 1a	—	—	108.58
Total net asset value per unit - Class 2	100.48	107.61	145.65
Total net asset value per unit - Class 2a	—	—	115.65
Total net asset value per unit - Class 3	—	—	145.69

	Equinox Frontier Balanced Fund	Equinox Frontier Heritage Fund	Equinox Frontier Select Fund
Interest - net	$276,272	$134,302	$263,049
Total Expenses	16,386,180	1,822,802	2,449,160
Net gain / (loss) on investments	7,382,357	(681,944)	(2,138,461)
Net increase / (decrease) in owners’ capital resulting from operations	(13,154,863)	(2,370,444)	(4,324,572)
Net income / (loss) per unit - Class 1	(8.18)	10.18	(12.36)
Net income / (loss) per unit - Class 1a	(4.13)	—	—
Net income / (loss) per unit - Class 2	(5.82)	(9.03)	(12.29)
Net income / (loss) per unit - Class 2a	(3.99)	—	—
Net income / (loss) per unit - Class 3a	(4.40)	—	—
Total Assets	$247,702,914	$20,925,980	$25,650,403
Total owners’ capital - Class 1	143,906,872	16,680,498	22,266,758
Total owners’ capital - Class 2	51,459,568	4,073,041	3,077,883
Total owners’ capital - Class 2a	1,009,520	—	—
Total owners’ capital - Class 3a	3,776,790	—	—
Total net asset value per unit - Class 1	116.32	94.55	78.66
Total net asset value per unit - Class 1a	104.32	—	—
Total net asset value per unit - Class 2	149.20	120.67	99.55
Total net asset value per unit - Class 2a	124.36	—	—
Total net asset value per unit - Class 3a	123.96	—	—

Equinox Frontier Winton Fund
Interest - net	$531,125
Total Expenses	2,435,758
Net gain / (loss) on investments	(1,356,583)
Net increase / (decrease) in owners’ capital resulting from operations	(3,261,216)
Net income / (loss) per unit - Class 1	(10.40)
Net income / (loss) per unit - Class 2	(7.52)
Total Assets	$41,241,712
Total owners’ capital - Class 1	30,645,208
Total owners’ capital - Class 2	10,314,326
Total net asset value per unit - Class 1	130.73
Total net asset value per unit - Class 2	158.30
Total net asset value per unit - Class 3	—

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2011

	Equinox Frontier Diversified Fund	Equinox Frontier Masters Fund	Equinox Frontier Long/Short Commodity Fund
Interest - net	$2,399,088	$1,026,007	$1,371,889
Total Expenses	12,210,432	4,466,240	8,087,479
Net gain / (loss) on investments	5,428,786	2,393,047	17,234,688
Net increase / (decrease) in owners’ capital resulting from operations	(4,382,558)	(1,019,452)	4,459,637
Net income / (loss) per unit - Class 1	(4.18)	(2.71)	3.40
Net income / (loss) per unit - Class 1a	—	—	3.75
Net income / (loss) per unit - Class 2	(2.50)	(0.98)	8.71
Net income / (loss) per unit - Class 2a	—	—	6.05
Net income / (loss) per unit - Class 3	—	—	8.70
Total Assets	$135,642,082	$53,200,171	$107,793,563
Total owners’ capital - Class 1	72,424,906	34,090,136	4,159,047
Total owners’ capital - Class 1a	—	—	18,891,395
Total owners’ capital - Class 2	61,548,698	18,734,861	9,188,762
Total owners’ capital - Class 2a	—	—	10,911,464
Total owners’ capital - Class 3	—	—	27,810,058
Total net asset value per unit - Class 1	99.40	100.25	136.13
Total net asset value per unit - Class 1a	—	—	121.71
Total net asset value per unit - Class 2	103.96	104.83	161.97
Total net asset value per unit - Class 2a	—	—	127.23
Total net asset value per unit - Class 3	—	—	161.96

	Equinox Frontier Balanced Fund	Equinox Frontier Select Fund	Equinox Frontier Heritage Fund
Interest - net	$534,877	$106,784	$217,875
Total Expenses	24,591,620	2,973,773	2,926,790
Net gain / (loss) on investments	5,648,268	(6,401,143)	(2,260,583)
Net increase / (decrease) in owners’ capital resulting from operations	(12,244,073)	(9,268,132)	(4,498,779)
Net income / (loss) per unit - Class 1	(7.45)	(19.44)	(15.10)
Net income / (loss) per unit - Class 1a	(7.91)	—	—
Net income / (loss) per unit - Class 2	(4.44)	(19.89)	(14.34)
Net income / (loss) per unit - Class 2a	(5.31)	—	—
Net income / (loss) per unit - Class 3	(5.30)	—	—
Total Assets	$301,978,826	$40,083,210	$31,026,648
Total owners’ capital - Class 1	183,785,318	35,180,631	24,783,519
Total owners’ capital - Class 1a	2,536,559
Total owners’ capital - Class 2	63,372,567	4,433,341	5,990,168
Total owners’ capital - Class 2a	2,784,830	—	—
Total owners’ capital - Class 3a	2,952,802	—	—
Total net asset value per unit - Class 1	124.50	91.02	104.73
Total net asset value per unit - Class 1a	108.45	—	—
Total net asset value per unit - Class 2	155.02	111.84	129.70
Total net asset value per unit - Class 2a	128.35	—	—
Total net asset value per unit - Class 3	128.36	—	—

Equinox Frontier Winton Fund
Interest - net	$457,889
Total Expenses	3,596,286
Net gain / (loss) on investments	5,865,030
Net increase / (decrease) in owners’ capital resulting from operations	2,726,633
Net income / (loss) per unit - Class 1	6.09
Net income / (loss) per unit - Class 2	11.83
Net income / (loss) per unit - Class 3	—
Total Assets	$50,363,648
Total owners’ capital - Class 1	38,345,799
Total owners’ capital - Class 2	11,702,325
Total owners’ capital - Class 3	—
Total net asset value per unit - Class 1	141.13
Total net asset value per unit - Class 2	165.82
Total net asset value per unit - Class 3	—

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2010

	Equinox Frontier Diversified Fund	Equinox Frontier Masters Fund	Equinox Frontier Long/Short Commodity Fund
Interest - net	$2,225,700	$941,795	$1,120,080
Total Expenses	9,452,058	3,767,056	8,021,021
Net gain / (loss) on investments	18,519,243	8,845,121	15,903,113
Net increase / (decrease) in owners’ capital resulting from operations	11,135,880	6,019,860	11,915,293
Net income / (loss) per unit - Class 1	6.78	8.50	18.96
Net income / (loss) per unit - Class 1a	—	—	16.47
Net income / (loss) per unit - Class 2	8.69	10.44	25.77
Net income / (loss) per unit - Class 2a	—	—	18.70
Net income / (loss) per unit - Class 3	—	—	25.77
Total Assets	$162,451,657	$67,230,426	$79,526,348
Total owners’ capital - Class 1	90,022,131	41,213,675	31,185,756
Total owners’ capital - Class 1a	—	—	5,652,309
Total owners’ capital - Class 2	69,473,841	25,062,055	15,584,978
Total owners’ capital - Class 2a	—	—	3,761,826
Total owners’ capital - Class 3	—	—	20,998,571
Total net asset value per unit - Class 1	103.58	102.96	132.73
Total net asset value per unit - Class 1a	—	—	117.96
Total net asset value per unit - Class 2	106.46	105.81	153.26
Total net asset value per unit - Class 2a	—	—	121.18
Total net asset value per unit - Class 3	—	—	153.26

	Equinox Frontier Balanced Fund	Equinox Frontier Heritage Fund	Equinox Frontier Select Fund
Interest - net	$404,451	$263,156	$8,268
Total Expenses	26,553,122	4,321,685	4,848,257
Net gain / (loss) on investments	82,334,394	11,966,369	10,645,135
Net increase / (decrease) in owners’ capital resulting from operations	41,691,751	5,263,217	3,912,601
Net income / (loss) per unit - Class 1	13.41	9.77	5.81
Net income / (loss) per unit - Class 1a	10.86
Net income / (loss) per unit - Class 2	20.45	15.65	10.63
Net income / (loss) per unit - Class 2a	16.06	—	—
Net income / (loss) per unit - Class 3	16.06	—	—
Total Assets	$436,618,030	$64,282,827	$71,057,049
Total owners’ capital - Class 1	287,807,510	45,898,246	61,842,996
Total owners’ capital - Class 1a	5,120,558
Total owners’ capital - Class 2	76,715,728	11,612,192	8,386,332
Total owners’ capital - Class 2a	3,562,374	—	—
Total owners’ capital - Class 3a	3,691,280	—	—
Total net asset value per unit - Class 1	131.95	119.83	110.46
Total net asset value per unit - Class 1a	116.36
Total net asset value per unit - Class 2	159.46	144.04	131.73
Total net asset value per unit - Class 2a	133.66	—	—
Total net asset value per unit - Class 3	133.66	—	—

Equinox Frontier Winton Fund
Interest - net	$306,338
Total Expenses	3,812,097
Net gain / (loss) on investments	12,010,660
Net increase / (decrease) in owners’ capital resulting from operations	8,504,901
Net income / (loss) per unit - Class 1	17.47
Net income / (loss) per unit - Class 2	23.89
Net income / (loss) per unit - Class 3
Total Assets	$61,570,878
Total owners’ capital - Class 1	49,350,981
Total owners’ capital - Class 2	11,368,456
Total owners’ capital - Class 3	—
Total net asset value per unit - Class 1	135.04
Total net asset value per unit - Class 2	153.99
Total net asset value per unit - Class 3	—

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2014.

	1st Quarter 2014 (unaudited)	2nd Quarter 2014 (unaudited)	3rd Quarter 2014 (unaudited)	4th Quarter 2014 (unaudited)
Equinox Frontier Diversified Fund:
Net gain (loss) on investments	($1,584,528)	$4,070,105	$6,490,602	$12,347,588
Net increase / (decrease) in capital resulting from operations attributable to controlling interests	($2,619,266)	$2,547,276	$5,261,494	$9,423,574
Increase (decrease) in net asset value per Class 1 units	($4.33)	$4.00	$9.12	$17.20
Increase (decrease) in net asset value per Class 2 units	($4.30)	$4.76	$10.43	$19.43
Increase (decrease) in net asset value per Class 3 units	($1.29)	$4.45	$9.67	$17.99
Net asset value per Class 1 units	$82.77	$86.77	$95.89	$113.09
Net asset value per Class 2 units	$90.05	$94.81	$105.24	$124.67
Net asset value per Class 3 units	$82.92	$87.37	$97.04	$115.03
Equinox Frontier Masters Fund:
Net gain (loss) on investments	($1,139,641)	$2,119,822	$2,557,909	$4,555,093
Net increase / (decrease) in capital resulting from operations attributable to controlling interests	($1,615,359)	$1,569,419	$1,965,207	$3,532,891
Increase (decrease) in net asset value per Class 1 unit	($4.53)	$5.67	$8.12	$15.52
Increase (decrease) in net asset value per Class 2 unit	($4.50)	$6.61	$9.36	$17.60
Increase (decrease) in net asset value per Class 3 unit	($4.11)	$6.17	$8.73	$16.36
Net asset value per Class 1 unit	$87.30	$92.97	$101.09	$116.61
Net asset value per Class 2 unit	$94.96	$101.57	$110.93	$128.53
Net asset value per Class 3 unit	$87.80	$93.97	$102.70	$119.06
Equinox Frontier Long/Short Commodity Fund:
Net gain (loss) on investments	($4,086,877)	$1,521,079	$4,217,572	($68,995)
Net increase / (decrease) in capital resulting from operations attributable to controlling interests	($4,424,801)	$111,679	$3,901,860	($417,500)
Increase (decrease) in net asset value per Class 1a units	($10.31)	$0.34	$21.24	($2.88)
Increase (decrease) in net asset value per Class 2 units	($13.78)	$0.69	$29.33	($3.20)
Increase (decrease) in net asset value per Class 2a units	($10.78)	$0.76	$23.70	($2.67)
Increase (decrease) in net asset value per Class 3 units	($13.79)	$0.69	$29.34	($3.20)
Increase (decrease) in net asset value per Class 3a units	($10.73)	$0.82	$23.82	($2.61)
Net asset value per Class 1a units	$82.42	$82.76	$104.00	$101.12
Net asset value per Class 2 units	$111.48	$112.17	$141.50	$138.30
Net asset value per Class 2a units	$89.56	$90.32	$114.02	$111.35
Net asset value per Class 3 units	$111.51	$112.20	$141.54	$138.34
Net asset value per Class 3a units	$89.74	$90.56	$114.38	$111.77
Equinox Frontier Balanced Fund:
Net gain (loss) on investments	($2,141,831)	$6,379,507	$10,465,597	$18,898,072
Net increase / (decrease) in capital resulting from operations attributable to controlling interests	($4,165,357)	$1,705,510	$8,478,094	$13,346,369
Increase (decrease) in net asset value per Class 1 units	($4.30)	$1.87	$10.39	$17.29
Increase (decrease) in net asset value per Class 1AP units (1)			$12.20	$18.37
Increase (decrease) in net asset value per Class 2 units	($4.68)	$3.54	$15.10	$24.71
Increase (decrease) in net asset value per Class 2a units	($3.63)	$3.30	$13.16	$21.38
Increase (decrease) in net asset value per Class 3a units	($3.61)	$3.29	$13.12	$21.31
Net asset value per Class 1 units	$101.99	$103.86	$114.25	$131.54
Net asset value per Class 1AP units (8)			$114.83	$133.20
Net asset value per Class 2 units	$135.81	$139.35	$154.45	$179.16
Net asset value per Class 2a units	$115.17	$118.48	$131.64	$153.02
Net asset value per Class 3a units	$114.80	$118.09	$131.21	$152.52
Equinox Frontier Select Fund (5):
Net gain (loss) on investments	($770,338)	$902,903	$1,619,376	$2,047,868
Net increase / (decrease) in capital resulting from operations attributable to controlling interests	($1,043,766)	$610,991	$1,204,743	$1,663,415
Increase (decrease) in net asset value per Class 1 units	($4.85)	$3.22	$7.09	$10.29
Increase (decrease) in net asset value per Class 1AP units (1)			$10.22	$11.07
Increase (decrease) in net asset value per Class 2 units	($5.59)	$5.01	$12.23	$14.69
Net asset value per Class 1 units	$75.01	$78.23	$85.32	$95.61
Net asset value per Class 1AP units (8)			$85.75	$96.82
Net asset value per Class 2 units	$98.55	$103.56	$113.79	$128.48
Equinox Frontier Winton Fund:
Net gain (loss) on investments	($103,198)	$2,996,455	$1,751,401	$7,958,850
Net increase / (decrease) in capital resulting from operations attributable to controlling interests	($631,089)	$2,051,148	$1,012,414	$6,210,178
Increase (decrease) in net asset value per Class 1 units	($2.66)	$8.14	$4.10	$26.78
Increase (decrease) in net asset value per Class 1AP units (1)			$10.99	$28.26
Increase (decrease) in net asset value per Class 2 units	($2.05)	$11.59	$6.62	$35.89
Net asset value per Class 1 units	$136.93	$145.07	$149.17	$175.95
Net asset value per Class 1AP units (1)			$149.92	$178.18
Net asset value per Class 2 units	$172.12	$183.72	$190.34	$226.23
Equinox Frontier Heritage Fund:
Net gain (loss) on investments	($1,236,579)	$1,418,344	$1,275,742	$3,381,113
Net increase / (decrease) in capital resulting from operations attributable to controlling interests	($874,418)	$832,265	$677,551	$2,177,452
Increase (decrease) in net asset value per Class 1 units	($6.64)	$7.02	$6.37	$21.33
Increase (decrease) in net asset value per Class 1AP units (1)			$10.70	$22.43
Increase (decrease) in net asset value per Class 2 units	($7.80)	$10.31	$9.60	$30.03
Net asset value per Class 1 units	$95.41	$102.58	$108.95	$130.28
Net asset value per Class 1AP units (8)			$109.50	$131.93
Net asset value per Class 2 units	$126.41	$136.93	$146.53	$176.56

(1)	Class 1AP was created as a sub-class of Class 1 as of July 31, 2014, and it has been presented separately because the fees applicable to it are different from those applicable to Class 1 generally

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2013.

	1st Quarter 2013 (unaudited)	2nd Quarter 2013 (unaudited)	3rd Quarter 2013 (unaudited)	4th Quarter 2013 (unaudited)
Equinox Frontier Diversified Fund:
Net gain (loss) on investments	($113,017)	($7,089,299)	($6,696,322)	$8,378,001
Net increase / (decrease) in capital resulting from operations attributable to controlling interests	($1,173,341)	($7,920,142)	($7,331,811)	$7,158,130
Increase (decrease) in net asset value per Class 1 units	($1.19)	($7.66)	($7.42)	$8.97
Increase (decrease) in net asset value per Class 2 units	($0.84)	($7.79)	($7.59)	$10.09
Net asset value per Class 1 units	$93.21	$85.55	$78.13	$87.10
Net asset value per Class 2 units	$99.64	$91.85	$84.26	$94.35
Equinox Frontier Masters Fund:
Net gain (loss) on investments	$883,034	($2,575,152)	($2,509,310)	$2,151,906
Net increase / (decrease) in capital resulting from operations attributable to controlling interests	$321,529	($3,146,403)	($3,041,836)	$1,618,684
Increase (decrease) in net asset value per Class 1 unit	$0.53	($6.90)	($6.87)	$3.96
Increase (decrease) in net asset value per Class 2 unit	$0.99	($6.89)	($6.96)	$4.71
Increase (decrease) in net asset value per Class 3 unit				$3.90
Net asset value per Class 1 unit	$101.64	$94.74	$87.87	$91.83
Net asset value per Class 2 unit	$108.60	$101.71	$94.75	$99.46
Net asset value per Class 3 unit				$91.91
Equinox Frontier Long/Short Commodity Fund:
Net gain (loss) on investments	($1,371,456)	($3,603,745)	($3,403,485)	$1,078,269
Net increase / (decrease) in capital resulting from operations attributable to controlling interests	($194,728)	($4,184,929)	($2,283,631)	$(236,835)
Increase (decrease) in net asset value per Class 1a units	($0.61)	($8.07)	($6.30)	($0.87)
Increase (decrease) in net asset value per Class 2 units	($0.54)	($10.65)	($8.37)	($0.83)
Increase (decrease) in net asset value per Class 2a units	($0.16)	($8.15)	($6.30)	($0.50)
Increase (decrease) in net asset value per Class 3 units	($0.55)	($10.65)	($8.37)	($0.82)
Increase (decrease) in net asset value per Class 3a units	N/A	($2.45)	($6.24)	($0.44)
Net asset value per Class 1a units	$107.97	$99.90	$93.60	$92.73
Net asset value per Class 2 units	$145.11	$134.46	$126.09	$125.26
Net asset value per Class 2a units	$115.29	$107.14	$100.84	$100.34
Net asset value per Class 3 units	$145.14	$134.49	$126.12	$125.30
Net asset value per Class 3a units		$107.15	$100.91	$100.47
Equinox Frontier Balanced Fund:
Net gain (loss) on investments	($3,972,194)	($8,942,702)	($10,036,310)	16,461,078
Net increase / (decrease) in capital resulting from operations attributable to controlling interests	($3,212,419)	($13,129,934)	($9,721,779)	9,911,634
Increase (decrease) in net asset value per Class 1 units	($2.12)	($9.31)	($7.17)	$8.57
Increase (decrease) in net asset value per Class 2 units	($1.65)	($11.01)	($8.34)	$12.29
Increase (decrease) in net asset value per Class 2a units	($0.90)	($8.77)	($6.58)	$10.69
Increase (decrease) in net asset value per Class 3a units	($0.91)	($8.74)	($6.56)	($5.76)
Net asset value per Class 1 units	$114.20	$104.89	$97.72	$106.29
Net asset value per Class 2 units	$147.55	$136.54	$128.20	$140.49
Net asset value per Class 2a units	$123.46	$114.69	$108.11	$118.80
Net asset value per Class 3a units	$123.05	$114.31	$107.75	$118.41
Equinox Frontier Select Fund:
Net gain (loss) on investments	$1,322,891	($31,845)	($1,021,631)	$1,188,093
Net increase / (decrease) in capital resulting from operations attributable to controlling interests	$1,001,644	($215,120)	($1,275,734)	906,381
Increase (decrease) in net asset value per Class 1 units	$3.20	($0.85)	($4.99)	$3.84
Increase (decrease) in net asset value per Class 2 units	$4.80	($0.31)	($5.65)	$5.75
Net asset value per Class 1 units	$81.86	$81.01	$76.02	$79.86
Net asset value per Class 2 units	$104.35	$104.04	$98.39	$104.14
Equinox Frontier Winton Fund:
Net gain (loss) on investments	$2,311,200	($529,952)	($380,598)	$3,389,476
Net increase / (decrease) in capital resulting from operations attributable to controlling interests	$1,871,424	($1,007,300)	($862,383)	$2,731,729
Increase (decrease) in net asset value per Class 1 units	$5.80	($3.72)	($3.19)	$9.97
Increase (decrease) in net asset value per Class 2 units	$8.22	($3.33)	($2.68)	$13.66
Net asset value per Class 1 units	$136.53	$132.81	$129.62	$139.59
Net asset value per Class 2 units	$166.52	$163.19	$160.51	$174.17
Equinox Frontier Heritage Fund:
Net gain (loss) on investments	$1,759,853	($414,134)	($249,447)	$1,419,877
Net increase / (decrease) in capital resulting from operations attributable to controlling interests	$1,501,008	($605,972)	($427,171)	$955,136
Increase (decrease) in net asset value per Class 1 units	$7.08	($3.55)	($2.53)	$6.50
Increase (decrease) in net asset value per Class 2 units	$9.98	($3.61)	($2.32)	$9.49
Net asset value per Class 1 units	$101.63	$98.08	$95.55	$102.05
Net asset value per Class 2 units	$130.65	$127.04	$124.72	$134.21

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2012.

	1st Quarter 2012 (unaudited)	2nd Quarter 2012 (unaudited)	3rd Quarter 2012 (unaudited)	4th Quarter 2012 (unaudited)
Equinox Frontier Diversified Fund:
Net gain (loss) on investments	($4,245,182)	$6,100,289	$3,088,069	$(2,864,828)
Net increase / (decrease) in capital resulting from operations attributable to controlling interests	($5,335,328)	$3,422,181	$610,072	$(4,016,191)
Increase (decrease) in net asset value per Class 1 units	($4.17)	$2.37	$0.22	($3.42)
Increase (decrease) in net asset value per Class 2 units	($3.92)	$2.95	$0.67	($3.18)
Net asset value per Class 1 units	$95.23	$97.60	$97.82	$94.40
Net asset value per Class 2 units	$100.04	$102.99	$103.66	$100.48
Equinox Frontier Masters Fund:
Net gain (loss) on investments	$1,005,015	$1,870,660	$2,798,459	$(2,128,412)
Net increase / (decrease) in capital resulting from operations attributable to controlling interests	$444,846	$629,198	$1,582,386	$(2,037,552)
Increase (decrease) in net asset value per Class 1 unit	$0.70	$1.09	$2.88	($3.81)
Increase (decrease) in net asset value per Class 2 unit	$1.19	$1.63	$3.52	($3.56)
Net asset value per Class 1 unit	$100.95	$102.04	$104.92	$101.11
Net asset value per Class 2 unit	$106.02	$107.65	$111.17	$107.61
Equinox Frontier Long/Short Commodity Fund:
Net gain (loss) on investments	($5,732,135)	($938,042)	$985,593	$(5,399,870)
Net increase / (decrease) in capital resulting from operations attributable to controlling interests	($532,943)	($2,927,896)	$4,804,594	$(7,885,869)
Increase (decrease) in net asset value per Class 1 units	($1.92)	($6.14)	$7.34	$0.00
Increase (decrease) in net asset value per Class 1a units	($1.16)	($5.29)	$8.16	($14.84)
Increase (decrease) in net asset value per Class 2 units	($1.09)	($6.68)	$11.08	($19.63)
Increase (decrease) in net asset value per Class 2a units	($0.66)	($5.03)	$9.10	($15.19)
Increase (decrease) in net asset value per Class 3 units	($1.09)	($6.69)	$11.15	($19.64)
Net asset value per Class 1 units	$134.21	$128.07	$135.41	$135.41
Net asset value per Class 1a units	$120.55	$115.26	$123.42	$108.58
Net asset value per Class 2 units	$160.88	$154.20	$165.28	$145.65
Net asset value per Class 2a units	$126.57	$121.54	$130.64	$115.45
Net asset value per Class 3 units	$160.87	$154.18	$165.33	$145.69
Equinox Frontier Balanced Fund:
Net gain (loss) on investments	($10,737,709)	$20,087,572	$12,592,196	(14,559,702)
Net increase / (decrease) in capital resulting from operations attributable to controlling interests	($10,229,269)	$7,375,812	$893,203	(11,194,609)
Increase (decrease) in net asset value per Class 1 units	($5.38)	$3.53	$0.14	($6.47)
Increase (decrease) in net asset value per Class 1a units	($4.58)	$4.26	$4.45	($8.26)
Increase (decrease) in net asset value per Class 2 units	($5.58)	$5.57	$1.29	($7.10)
Increase (decrease) in net asset value per Class 2a units	($4.51)	$5.15	$1.16	($5.79)
Increase (decrease) in net asset value per Class 3a units	($4.51)	$4.69	$1.18	($5.76)
Net asset value per Class 1 units	$119.12	$122.65	$122.79	$116.32
Net asset value per Class 1a units	$103.87	$108.13	$112.58	$104.32
Net asset value per Class 2 units	$149.44	$155.01	$156.30	$149.20
Net asset value per Class 2a units	$123.84	$128.99	$130.15	$124.36
Net asset value per Class 3a units	$123.85	$128.54	$129.72	$123.96
Equinox Frontier Select Fund:
Net gain (loss) on investments	$29,652	($648,067)	$310,424	(1,830,470)
Net increase / (decrease) in capital resulting from operations attributable to controlling interests	($550,093)	($1,279,509)	($222,471)	(2,272,499)
Increase (decrease) in net asset value per Class 1 units	($1.39)	($3.34)	($0.99)	($6.64)
Increase (decrease) in net asset value per Class 2 units	($0.92)	($3.88)	$0.08	($7.57)
Net asset value per Class 1 units	$89.63	$86.29	$85.30	$78.66
Net asset value per Class 2 units	$110.92	$107.04	$107.12	$99.55
Equinox Frontier Winton Fund:
Net gain (loss) on investments	($497,618)	($1,599,658)	$583,943	156,750
Net increase / (decrease) in capital resulting from operations attributable to controlling interests	($1,012,942)	($2,080,295)	$109,410	(277,389)
Increase (decrease) in net asset value per Class 1 units	($3.13)	($6.28)	$0.01	($1.00)
Increase (decrease) in net asset value per Class 2 units	($2.47)	($6.23)	$1.16	$0.02
Net asset value per Class 1 units	$138.00	$131.72	$131.73	$130.73
Net asset value per Class 2 units	$163.35	$157.12	$158.28	$158.30
Equinox Frontier Heritage Fund:
Net gain (loss) on investments	$484,523	($1,646,353)	$1,177,718	(697,832)
Net increase / (decrease) in capital resulting from operations attributable to controlling interests	($25,951)	($2,112,407)	$784,100	(1,016,186)
Increase (decrease) in net asset value per Class 1 units	($0.36)	($8.32)	$2.75	($4.25)
Increase (decrease) in net asset value per Class 2 units	$0.53	($9.45)	$4.35	($4.46)
Net asset value per Class 1 units	$104.37	$96.05	$98.80	$94.55
Net asset value per Class 2 units	$130.23	$120.78	$125.13	$120.67

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Trust, with respect to each Series of Units, engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including Swaps). The Trust allocates funds to affiliated Trading Companies, each of which has one-year renewable contracts with its own independent Trading Advisor(s) that will manage all or a portion of the applicable Trading Company’s assets, and make the trading decisions for the assets of each Series vested in such Trading Company. In November 2010, the Equinox Frontier Select Fund invested a portion of its assets in an unaffiliated Trading Company, Berkeley Quantitative Colorado Fund LLC which was liquidated on March 16, 2012. The assets of each Trading Company will be segregated from the assets of each other Trading Company. The Trust has an investment objective of increasing the value of the Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies). For additional overview of the Trust’s structure and business activities, see Item 1. “BUSINESS.”

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Managing Owner to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Trust’s financial statements. The Trust’s most significant accounting policy, described below, includes the valuation of its futures and forward contracts, options contracts, swap contracts, U.S. treasury securities and investments in unconsolidated Trading Companies. upon exchange settlement prices or non-exchange traded contracts and obligations with valuation based on third-party quoted dealer values on the Interbank market.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At December 31, 2014, cash deposited at the clearing brokers was $65,911,348 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Balanced Fund (Class 1a and Class 2a only), and the Equinox Frontier Long/Short Commodity Fund, 20% of the total interest allocated to each Series is paid to the Managing Owner. The amounts reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of December 31, 2014, total cash and cash equivalents held at banking institutions were $4,210,638 for the Equinox Frontier Diversified Fund, $1,110,779 for the Equinox Frontier Long/Short Commodity Fund, $2,199,066 for the Equinox Frontier Masters Fund, $5,644,510 for the Equinox Frontier Balanced Fund, $878,280 for the Equinox Frontier Select Fund, $4,012,974 for the Equinox Frontier Winton Fund, and $921,598 for the Equinox Frontier Heritage Fund.

As a commodity pool, the Registrant has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Registrant has not been forced to liquidate positions to fund redemptions. During the fiscal year ended December 31, 2014, the Registrant was able to pay all redemptions.

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

In the case of forward contracts and swaps traded on the interbank market, neither is traded on an exchange. The counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus, there may be a greater counterparty credit risk. The Managing Owner expects the Trading Advisors to trade only with those counterparties which it believes to be creditworthy. All positions of each Trading Company are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to any Trading Company.

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

Results of Operations for the Twelve Months Ended December 31, 2014

Series Returns and Other Information

The returns for each Series and Class of Units for the twelve months ended December 31, 2014, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during fiscal 2014. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by, the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For each of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the fourth quarter (except as otherwise noted) and for the full calendar year. Charts depicting the performance of the various Series’ positions within each of the relevant sectors during the prior three quarters were included in the Trust’s quarterly reports on Form 10-Q previously filed.

Equinox Frontier Diversified Fund

2014

The Equinox Frontier Diversified Fund– Class 1 NAV gained 29.84% for the twelve months ended December 31, 2014, net of fees and expenses; the Equinox Frontier Diversified Fund– Class 2 NAV gained 32.14% for the twelve months ended December 31, 2014 net of fees and expenses; the Equinox Frontier Diversified Fund-Class 3 NAV gained 36.60% for the twelve months ended December 31, 2014 net of fees and expenses. For the twelve months ended December 31, 2014 the Equinox Frontier Diversified Fund recorded a net gain on investments of $27,814,644, net investment income of $579,067, and total expenses of $7,289,756, resulting in a net increase in Owners’ capital from operations attributable to controlling interest of $14,287,705. The NAV per Unit, Class 1, increased from $87.10 at December 31, 2013, to $113.09 as of December 31, 2014. The NAV per Unit, Class 2, increased from $94.35 at December 31, 2013, to $124.67 as of December 31, 2014. The NAV per Unit, Class 3, increased from $84.21 at February 25, 2014 to $115.03 at December 31, 2014. Total Class 1 subscriptions and redemptions for the period were $954,684 and $14,939,576, respectively. Total Class 2 subscriptions and redemptions for the period were $695,759 and $8,646,009, respectively. Total Class 3 subscriptions and redemptions for the period were $5,633,483 and $1,437,475, respectively. Ending capital at December 31, 2014, was $19,195,036 for Class 1, $35,224,292 for Class 2 and $5,588,281 for Class 3.

The Equinox Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Diversified Fund

Four of the six sectors traded in the Equinox Frontier Diversified Fund were profitable in Q4 2014. Currencies, Energies, Interest Rates and Stock Indices were profitable while Metals and Agriculturals finished negative for the quarter.

The Currencies, Agriculturals, Interest Rates and Stock Indices sectors were positive year-to-date (“YTD”) while Metals and Energies were negative YTD.

In terms of major CTA performance, eight of the ten major CTAs in the Equinox Frontier Diversified Fund were profitable in Q4 2014. Brevan Howard, Chesapeake, Crabel, Emil Van Essen, Fort, Quantmetrics, Quest Partners and Winton finished positive for the quarter. H20 and QIM finished negative for the quarter. In terms of YTD performance Breven Howard, Chesapeake, Crabel, Doherty, Fort, H20, Quantmetrics, Quest and Winton are positive YTD while Emil Van Essen and QIM are negative YTD.

Equinox Frontier Long/Short Commodity Fund

2014

The Equinox Frontier Long/Short Commodity Fund – Class 2 NAV gained 10.41% for the twelve months ended December 31, 2014, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 3 NAV gained 10.41% for the twelve months ended December 31, 2014, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 1a NAV gained 9.05% for the twelve months ended December 31, 2014, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 2a NAV gained 10.97% for the twelve months ended December 31, 2014, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 3a NAV gained 11.25% for the twelve months ended December 31, 2014, net of fees and expenses.

For the twelve months ended December 31, 2014, the Equinox Frontier Long/Short Commodity Fund recorded net gain on investments of $1,582,778, net investment income of $216,027, and total expenses of $1,487,941, resulting in a net increase in Owners’ capital from operations attributable to controlling interests of $1,077,686. The NAV per Unit, Class 2, increased from $125.26 at December 31, 2013, to $138.30 as of December 31, 2014. The NAV per Unit, Class 3, increased from $125.30 at December 31, 2013, to $138.34 as of December 31, 2014. The NAV per Unit, Class 1a, increased from $92.73 at December 31, 2013, to $101.12 as of December 31, 2014. The NAV per Unit, Class 2a, increased from $100.34 at December 31, 2013, to $111.35 as of December 31, 2014. The NAV per Unit, Class 3a, increased from $100.47 at December 31, 2013, to $111.77 as of December 31, 2014 Total Class 2 subscriptions and redemptions for the twelve months were $0 and $2,130,879, respectively. Total Class 3 subscriptions and redemptions for the twelve months were $0 and $2,978,679, respectively. Total Class 1a subscriptions and redemptions for the twelve months were $107,716 and $3,407,382, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $0 and $1,485,154, respectively. Total Class 3a subscriptions and redemptions for the twelve months were $514,745 and $186,230, respectively. Ending capital at December 31, 2014, was $1,246,481 for Class 2, $7,233,099 for Class 3, $5,776,906 for Class 1a, $1,702,551 for Class 2a and $657,882 for Class 3a.

The Equinox Frontier Long/Short Commodity Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Long/Short Commodity Fund

One of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund were profitable in Q4 2014. Financials finished positive for the quarter while Base Metals, Energies, Meats, Grains, Precious Metals and Softs finished negative for the quarter.

Financials, Grains, Meats and Softs are positive YTD while Energies, Base Metals, and Precious Metals are negative YTD.

In terms of major CTA performance, Abraham, Red Oak and JE Moody finished positive for the quarter while Emil Van Essen and Rosetta were negative for the quarter.

In terms of YTD performance, Abraham, Red Oak and Rosetta are positive YTD while Emil Van Essen and JE Moody are negative YTD.

Equinox Frontier Masters Fund

2014

The Equinox Frontier Masters Fund – Class 1 NAV gained 26.98% for the twelve months ended December 31, 2014, net of fees and expenses; the Equinox Frontier Masters Fund – Class 2 NAV gained 29.23% for the twelve months ended December 31, 2014, net of fees and expenses, the Equinox Frontier Masters Fund – Class 3 NAV gained 29.54% for the twelve months ended December 31, 2014, net of fees and expenses.

For the twelve months ended December 31, 2014 the Equinox Frontier Masters Fund recorded a net gain on investments of $8,093,183, net investment income of $298,175, and total expenses of $2,939,200, resulting in a net increase in Owners’ capital from operations attributable to controlling interests of $5,452,158. The NAV per Unit, Class 1, increased from $91.83 at December 31, 2013, to $116.61 as of December 31, 2014. The NAV per Unit, Class 2, increased from $99.46 at December 31, 2013, to $128.53 as of December 31, 2014. The NAV per Unit, Class 3 increased from $91.91 at December 31, 2013 to $119.06 as of December 31, 2014. Total Class 1 subscriptions and redemptions for the period were $574,921 and $14,142,871, respectively. Total Class 2 subscriptions and redemptions for the period were $35,000 and $3,624,212, respectively. Total Class 3 subscriptions and redemptions for the period were $5,049,885 and $1,407,811, respectively. Ending capital at December 31, 2014, was $11,850,911 for Class 1, $8,868,743 for Class 2 and $4,988,200 for Class 3.

The Equinox Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Masters Fund

Five of the six sectors traded in the Equinox Frontier Masters Fund were profitable in Q4 2014. Metals, Currencies, Stock Indices, Interest Rates, and Energies were positive while, Agriculturals were negative for the quarter.

Currencies, Energies, Agricultures, Interest Rates and Stock Indices were positive for the year.

In terms of major CTA performance, Chesapeake, Emil Van Essen, Transtrend and Winton were positive during the quarter. All were positive YTD.

Equinox Frontier Balanced Fund

2014

The Equinox Frontier Balanced Fund – Class 1 NAV gained 23.76% for the twelve months ended December 31, 2014, net of fees and expenses; the Equinox Frontier Balanced Fund – Class 1AP NAV gained 29.80% for the five months ended December 31, 2014, net of fees and expenses; the Equinox Frontier Balanced Fund – Class 2 NAV gained 27.53% for the twelve months ended December 31, 2014, net of fees and expenses; the Equinox Frontier Balanced Fund – Class 2a NAV gained 28.80% for the twelve months ended December 31, 2014, net of fees and expenses; the Equinox Frontier Balanced Fund – Class 3a NAV gained 28.81% for the twelve months ended December 31, 2014, net of fees and expenses.

For the twelve months ended December 31, 2014, the Equinox Frontier Balanced Fund recorded net gain on investments of $31,862,512, net investment income of $27,454, and total expenses of $7,434,719, resulting in a net increase in Owners’ capital from operations attributable to controlling interests of $19,364,501 after operations attributable to non- controlling interests of $5,090,748. The NAV per Unit, Class 1, increased from $106.29 at December 31, 2013, to $131.54 at December 31, 2014. The NAV per Unit, Class 1AP, increased from $102.62 at July 31, 2014, to $133.20 at December 31, 2014. The NAV per Unit, Class 2, increased from $140.49 at December 31, 2013, to $179.16 at December 31, 2014. For Class 2a, the NAV per Unit increased from $118.80 at December 31, 2013, to $153.02 at December 31, 2014. For Class 3a, the NAV per Unit increased from $118.41 at December 31, 2013, to $152.52 at December 31, 2014. Total Class 1 subscriptions and redemptions for the twelve months were $154,471 and $22,310,597, respectively. Total Class 1AP subscriptions and redemptions for the five months ended December 31, 2014 were $1,011,652 and $453,561, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $14,424 and $8,090,417, respectively. Total Class 2a redemptions for the twelve month period were $30,794. There were no Class 2a subscriptions. Total Class 3a redemptions for the period were $360,701. There were no Class 3 subscriptions. Ending capital at December 31, 2014, was $72,098,275 for Class 1, $748,275 for Class 1AP, $23,550,697 for Class 2, $600,287 for Class 2a and $2,528,303 for Class 3a.

The Equinox Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Equinox Frontier Balanced Fund

Three of the six sectors traded in the Equinox Frontier Balanced Fund were profitable in Q4 2014. Currencies, Energies and Interest Rates were profitable while Metals, Agriculturals and Stock Indices finished negative for the quarter.

The Currencies, Agricultures, Energies and Interest Rate sectors were positive YTD while Metals, and Stock Indices were negative YTD.

In terms of major CTA performance, Beach Horizon, Campbell, Cantab, Crabel, Doherty, Fort (GC), Fort (GD), Emil Van Essen, Quantica, Quantmetrics, Tiverton and Winton finished positive for the quarter. Beach Horizon, Cantab, Campbell, Crabel, Doherty, Emil Van Essen, Fort (GC), Fort (GD), H20 AM, Quantica, Quantmetrics, Tiverton and Winton were positive YTD. Brandywine, H20 AM, QIM and Systematic Alpha finished negative for the quarter. Brandywine, QIM, and Systematic Alpha were negative YTD.

Equinox Frontier Select Fund

2014

The Equinox Frontier Select Fund – Class 1 NAV gained 19.72% for the twelve months ended December 31, 2014, net of fees and expenses; the Equinox Frontier Select Fund – Class 1AP NAV gained 28.19% for the five months ended December 31, 2014, net of fees and expenses. The Equinox Frontier Select Fund – Class 2 NAV gained 23.37% for the twelve months ended December 31, 2014, net of fees and expenses.

For the twelve months ended December 31, 2014, the Equinox Frontier Select Fund recorded net gain on investments of $3,799,808, net investment income of $0, and total expenses of $1,364,426, resulting in a net increase in Owners’ capital from operations of $2,435,382. The NAV per Unit, Class 1, increased from $79.86 at December 31, 2013, to $95.61 as of December 31, 2014. The NAV per Unit, Class 1AP, increased from $75.53 at July 31, 2014, to $96.82 as of December 31, 2014. The NAV per Unit, Class 2, increased from $104.14 at December 31, 2013, to $128.48 as of December 31, 2014. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2014, were $10,580 and $4,337,542, respectively. Total Class 1AP subscriptions and redemptions for the five months ended December 31, 2014, were $194,475 and $156,681, respectively. Total Class 2 redemptions for the twelve months ended December 31, 2014, were $488,584. There were no Class 2 subscriptions. Ending capital at December 31, 2014, was $13,663,563 for Class 1, $47,785 for Class 1AP and $1,558,130 for Class 2.

The Equinox Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Select Fund

Four of the six sectors traded in the Equinox Frontier Select Fund were profitable in Q4 2014. Metals, Currencies, Energies and Interest Rates were positive while Agriculturals and Stock Indices were negative for the quarter.

Currencies, Energies, Agriculturals, and Interest Rates were positive YTD while Metals and Stock Indices were negative YTD.

In terms of major CTA performance Brevan Howard and Transtrend finished positive for the quarter and YTD.

Equinox Frontier Winton Fund

2014

The Equinox Frontier Winton Fund – Class 1 NAV gained 26.05% for the twelve months ended December 31, 2014, net of fees and expenses; the Equinox Frontier Winton Fund – Class 1AP NAV gained 28.25% for the five months ended December 31, 2014, net of fees and expenses the Equinox Frontier Winton Fund – Class 2 NAV gained 29.89% for the twelve months ended December 31, 2014, net of fees and expenses.

For the twelve months ended December 31, 2014, the Equinox Frontier Winton Fund recorded net gain on investments of $12,603,511, net investment income of $55, and total expenses of $3,960,912, resulting in a net increase in Owners’ capital from operations of $8,642,654. The NAV per Unit, Class 1, increased from $139.59 at December 31, 2013 to $175.95 as of December 31, 2014. The NAV per Unit, Class 1AP, increased from 138.93 at July 31, 2014 to 178.18 as of December 31, 2014. The NAV per Unit, Class 2, increased from $174.17 at December 31, 2013, to $226.23 as of December 31, 2014. Total Class 1 subscriptions for the year were $169,066 and redemptions were $5,054,720. Total Class 1AP subscriptions for the five months ended December 31, 2014 were $288,379 and redemptions were $266,356. Total Class 2 redemptions for the year were $352,627. There were no Class 2 subscriptions. Ending capital at December 31, 2014, was $26,870,878 for Class 1, $38,042 for Class 1AP and $13,142,313 for Class 2.

The Equinox Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Winton Fund

Five of the six sectors traded in the Equinox Frontier Winton Fund were profitable in Q4 2014. Metals, Currencies, Energies, Interest Rates and Agricultures were positive while Stock Indices were negative for the quarter.

Metals, Currencies, Energies Interest Rates and Stock Indices were positive YTD while Agriculturals were negative YTD.

Equinox Frontier Heritage Fund

2014

The Equinox Frontier Heritage Fund – Class 1 NAV gained 27.66% for the twelve months ended December 31, 2014, net of fees and expenses; the Equinox Frontier Heritage Fund – Class 1AP NAV gained 33.53% for the five months ended December 31, 2014, net of fees and expenses. the Equinox Frontier Heritage Fund – Class 2 NAV gained 31.56% for the twelve months ended December 31, 2014, net of fees and expenses. For the twelve months ended December 31, 2014, the Equinox Frontier Heritage Fund recorded net gain on investments of $4,838,618, net investment income of $1, and total expenses of $1,056,664, resulting in a net increase in Owners’ capital from operations of $2,812,848, after non-controlling interest of $969,107. The NAV per Unit, Class 1, increased from $102.05 at December 31, 2013, to $130.28 as of December 31, 2014. The NAV per Unit, Class 1AP, increased from $98.80 at July 31, 2014, to $131.93 as of December 31, 2014. The NAV per Unit, Class 2, increased from $134.21 at December 31, 2013, to $176.56 as of December 31, 2014. Total Class 1 subscriptions and redemptions for the twelve months were $26,517 and $3,615,044, respectively. Total Class 1AP subscriptions and redemptions for the five months ended December 31, 2014 were $244,674 and $202,374, respectively. Total Class 2 redemptions for the twelve months were $417,710. There were no subscriptions for Class 2. Ending capital at December 31, 2014, was $9,761,819 for Class 1, $58,378 for Class 1AP and $3,207,182 for Class 2.

The Equinox Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Heritage Fund

Four of the six sectors traded in the Equinox Frontier Heritage Fund were profitable in Q4 2014. Metals, Currencies, Energies, and Interest Rates were positive while Agriculturals and Stock Indices were negative for the quarter.

Currencies, Metals, Energies and Interest Rates were positive YTD while Agriculturals and Stock Indices were negative YTD.

In terms of major CTA performance, Brevan Howard and Winton finished up for both the quarter and the year.

Series Returns and Other Information

The returns for each Series and Class of Units for the twelve months ended December 31, 2013, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during fiscal 2013. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by, the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For each of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the fourth quarter (except as otherwise noted) and for the full calendar year. Charts depicting the performance of the various Series’ positions within each of the relevant sectors during the prior three quarters were included in the Trust’s quarterly reports on Form 10-Q previously filed.

Equinox Frontier Diversified Fund

2013

The Equinox Frontier Diversified Fund– Class 1 NAV lost 7.73% for the twelve months ended December 31, 2013, net of fees and expenses; the Equinox Frontier Diversified Fund– Class 2 NAV lost 6.10% for the twelve months ended December 31, 2013 net of fees and expenses. For the twelve months ended December 31, 2013 the Equinox Frontier Diversified Fund recorded a net loss on investments of $5,520,937, net investment income of $1,544,382, and total expenses of $5,290,909, resulting in a net decrease in Owners’ capital from operations of $9,267,464. The NAV per Unit, Class 1, decreased from $94.40 at December 31, 2012, to $87.10 as of December 31, 2013. The NAV per Unit, Class 2, decreased from $100.48 at December 31, 2012, to $94.35 as of December 31, 2013. Total Class 1 subscriptions and redemptions for the period were $1,513,497 and $26,569,016, respectively. Total Class 2 subscriptions and redemptions for the period were $5,658,402 and $23,057,953, respectively. Ending capital at December 31, 2013, was $28,744,047 for Class 1 and $34,714,991 for Class 2.

The Equinox Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Diversified Fund

Five of the six sectors traded in the Equinox Frontier Diversified Fund were profitable in Q4 2013. Stock Indices, Agriculturals, Energies, Currencies and Metals were profitable while Interest Rates finished negative for the quarter.

The Stock Indices and Metals sectors were positive year-to-date (“YTD”) while Interest Rates, Currencies, Agriculturals and Energies were negative YTD.

In terms of major CTA performance, eleven of the thirteen major CTAs in the Equinox Frontier Diversified Fund were profitable in Q4 2013. QIM, Tiverton, Brevan Howard, Winton, Crabel, Fort (GC), Emil Van Essen, Quest Partners, Doherty, Quantmetrics and Chesapeake finished positive for the quarter. Cantab and Mesirow finished negative for the quarter. In terms of YTD performance Mesirow, Quantmetrics, Tiverton, Winton, Crabel, Fort (GC), Doherty and Chesapeake are positive YTD while Cantab, QIM, Brevan Howard, Emil Van Essen and Quest Partners are negative YTD.

Equinox Frontier Long/Short Commodity Fund

2013

The Equinox Frontier Long/Short Commodity Fund – Class 2 NAV lost 14.00% for the twelve months ended December 31, 2013, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 3 NAV lost 14.00% for the twelve months ended December 31, 2013, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 1a NAV lost 14.60% for the twelve months ended December 31, 2013, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 2a NAV lost 13.09% for the twelve months ended December 31, 2013, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 3a NAV lost 8.33% for the twelve months ended December 31, 2013, net of fees and expenses.

For the twelve months ended December 31, 2013, the Equinox Frontier Long/Short Commodity Fund recorded net loss on investments of $7,300,417, net investment income of $945,988, and total expenses of $3,021,094, resulting in a net decrease in Owners’ capital from operations attributable to controlling interests of $6,044,396 after operations attributable to non-controlling interests of ($3,331,127). The NAV per Unit, Class 2, decreased from $145.65 at December 31, 2012, to $125.26 as of December 31, 2013. The NAV per Unit, Class 3, decreased from $145.69 at December 31, 2012, to $125.30 as of December 31, 2013. The NAV per Unit, Class 1a, decreased from $108.58 at December 31, 2012, to $92.73 as of December 31, 2013. The NAV per Unit, Class 2a, decreased from $115.65 at December 31, 2012, to $100.34 as of December 31, 2013. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $2,799,533, respectively. Total Class 3 subscriptions and redemptions for the twelve months were $0 and $8,155,026, respectively. Total Class 1a subscriptions and redemptions for the twelve months were $732,853 and $8,681,027, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $251,400 and $6,987,180, respectively. Total Class 3a subscriptions and redemptions for the twelve months were $310,702 and $48,178, respectively. Ending capital at December 31, 2013, was $3,371,798 for Class 2, $9,619,596 for Class 3, $8,752,826 for Class 1a, $3,103,405 for Class 2a and $257,471 for Class 3a.

The Equinox Frontier Long/Short Commodity Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Long/Short Commodity Fund

Two of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund were profitable in Q4 2013. Energies and Financials finished positive for the quarter while Base Metals, Meats, Grains, Precious Metals and Softs finished negative for the quarter.

Financials are positive YTD while Energies, Base Metals, Grains, Meats, Precious Metals and Softs are negative YTD.

In terms of major CTA performance, Red Oak, Rosetta, Strategic Ag, Emil Van Essen and JE Moody finished positive for the quarter while Mesirow, Abraham, Commodity Strategies and Krom River were negative for the quarter.

In terms of YTD performance, Red Oak, Abraham and JE Moody are positive YTD while Mesirow, Rosetta, Strategic Ag, Commodity Strategies, Emil Van Essen and Krom River are negative YTD.

Equinox Frontier Masters Fund

2013

The Equinox Frontier Masters Fund – Class 1 NAV lost 9.18% for the twelve months ended December 31, 2013, net of fees and expenses; the Equinox Frontier Masters Fund – Class 2 NAV lost 7.57% for the twelve months ended December 31, 2013, net of fees and expenses, the Equinox Frontier Masters Fund – Class 3 NAV gained 4.43% for the twelve months ended December 31, 2013, net of fees and expenses

For the twelve months ended December 31, 2013 the Equinox Frontier Masters Fund recorded a net loss on investments of $2,052,522, net investment income of $757,793, and total expenses of $2,956,297, resulting in a net decrease in Owners’ capital from operations attributable to controlling interests of $4,251,026. The NAV per Unit, Class 1, decreased from $101.11 at December 31, 2012, to $91.83 as of December 31, 2013. The NAV per Unit, Class 2, decreased from $107.61 at December 31, 2012, to $99.46 as of December 31, 2013. The NAV per Unit, Class 3 increased from $88.01 at December 16, 2013 (the inception date) to $91.91 as of December 31, 2013. Total Class 1 subscriptions and redemptions for the period were $2,886,992 and $11,256,921, respectively. Total Class 2 subscriptions and redemptions for the period were $599,084 and $5,932,078, respectively. Total Class 3 subscriptions for the period were $238,575. There were no Class 3 redemptions. Ending capital at December 31, 2013, was $23,115,495 for Class 1, $10,406,162 for Class 2 and $249,127 for Class 3.

The Equinox Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Masters Fund

Four of the six sectors traded in the Equinox Frontier Masters Fund were profitable in Q4 2013. Stock Indices, Agricuturals, Currencies and Metals were positive while, Interest Rates and Energies were negative for the quarter.

Metals, Agriculturals and Stock Indices were positive for the year

In terms of major CTA performance, Cantab finished negative for the quarter while Tiverton, Transtrend and Winton were positive during the quarter. In terms of YTD performance, Winton and Transtrend were positive while Tiverton and Cantab were negative YTD.

Equinox Frontier Balanced Fund

2013

The Equinox Frontier Balanced Fund – Class 1 NAV lost 8.62% for the twelve months ended December 31, 2013, net of fees and expenses; the Equinox Frontier Balanced Fund – Class 2 NAV lost 5.84% for the twelve months ended December 31, 2013, net of fees and expenses; the Equinox Frontier Balanced Fund – Class 2a NAV lost 4.47% for the twelve months ended December 31, 2013, net of fees and expenses; the Equinox Frontier Balanced Fund – Class 3a NAV lost 4.48% for the twelve months ended December 31, 2013, net of fees and expenses.

For the twelve months ended December 31, 2013, the Equinox Frontier Balanced Fund recorded net loss on investments of $6,490,128, net investment income of $280,359, and total expenses of $7,350,844, resulting in a net decrease in Owners’ capital from operations attributable to controlling interests of $16,152,498 after operations attributable to non- controlling interests of $2,591,885. The NAV per Unit, Class 1, decreased from $116.32 at December 31, 2012, to $106.29 at December 31, 2013 The NAV per Unit, Class 2, decreased from $149.02 at December 31, 2012, to $140.49 at December 31, 2013. For Class 2a, the NAV per Unit decreased from $124.36 at December 31, 2012, to $118.80 at December 31, 2013. For Class 3a, the NAV per Unit decreased from $123.96 at December 31, 2012, to $118.41 at December 31, 2013. Total Class 1 subscriptions and redemptions for the twelve months were $268,363 and $51,009,054, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $14,888 and $21,286,387, respectively. Total Class 2a redemptions for the twelve month period were $458,658. There were no Class 2a subscriptions. Total Class 3a redemptions for the period were $1,302,545. There were Class 3 no subscriptions. Ending capital at December 31, 2013, was $80,801,534 for Class 1 $26,611,117 for Class 2, $491,579 for Class 2a and $2,322,629 for Class 3a.

The Equinox Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Equinox Frontier Balanced Fund

Four of the six sectors traded in the Equinox Frontier Balanced Fund were profitable in Q4 2013. Currencies, Stock Indices Agricultures and Metals were profitable while Interest Rates and Energies finished negative for the quarter.

The Stock Indices and Metals sectors were positive YTD while Interest Rates, Agricultures, Currencies and Energies were negative YTD.

In terms of major CTA performance, QIM, Tiverton, Beach Horizon, Winton, Campbell, Fort (GC), Fort (GD), Quantica, Quantmentrics, Crabel, H20 AM, Emil Van Essen and Doherty finished positive for the quarter. Cantab finished negative for the quarter. Tiverton, Winton, Campbell, Fort (GC), Quantica, Quantmetrics, Crabel, H20 AM and Doherty were positive YTD. QIM, Cantab, Beach Horizon, Emil Van Essen and Fort (GD) were negative YTD.

Equinox Frontier Select Fund

2013

The Equinox Frontier Select Fund – Class 1 NAV gained 1.53% for the twelve months ended December 31, 2013, net of fees and expenses; the Equinox Frontier Select Fund – Class 2 NAV gained 4.61% for the twelve months ended December 31, 2013, net of fees and expenses.

For the twelve months ended December 31, 2013, the Equinox Frontier Select Fund recorded net gain on investments of $1,521,198, net investment income of $261,102, and total expenses of $1,365,129, resulting in a net increase in Owners’ capital from operations of $417,171. The NAV per Unit, Class 1, increased from $78.66 at December 31, 2012, to $79.86 as of December 31, 2013. The NAV per Unit, Class 2, increased from $99.55 at December 31, 2012, to $104.14 as of December 31, 2013. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2013, were $14,901 and $6,736,727, respectively. Total Class 2 redemptions for the twelve months ended December 31, 2013, were $1,428,138. There were no Class 2 subscriptions. Ending capital at December 31, 2013, was $15,852,947 for Class 1 and $1,758,901 for Class 2.

The Equinox Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Select Fund

Four of the six sectors traded in the Equinox Frontier Select Fund were profitable in Q4 2013. Metals, Agriculturals, Currencies and Stock Indices were positive while, Interest Rates, and Energies were negative for the quarter.

Metals, Agriculturals, Currencies and Stock Indices were positive YTD while Interest Rates and Energies were negative YTD.

In terms of major CTA performance Brevan Howard, Tiverton and Transtrend finished positive for the quarter. Tiverton was negative YTD while Brevan Howard and Transtrend finished the year positive.

Equinox Frontier Winton Fund

2013

The Equinox Frontier Winton Fund – Class 1 NAV gained 6.78% for the twelve months ended December 31, 2013, net of fees and expenses; the Equinox Frontier Winton Fund – Class 2 NAV gained 10.03% for the twelve months ended December 31, 2013, net of fees and expenses.

For the twelve months ended December 31, 2013, the Equinox Frontier Winton Fund recorded net gain on investments of $4,790,126, net investment income of $283,863, and total expenses of $2,340,519, resulting in a net increase in Owners’ capital from operations of $2,733,470. The NAV per Unit, Class 1, increased from $130.73 at December 31, 2012 to $139.59 as of December 31, 2013. The NAV per Unit, Class 2, increased from $158.30 at December 31, 2012, to $174.17 as of December 31, 2013. Total Class 1 subscriptions for the year were $171,785 and redemptions were $6,407,920. Total Class 2 redemptions for the year were $832,032. There were no Class 2 subscriptions. Ending capital at December 31, 2013, was $26,164,147 for Class 1 and $10,460,690 for Class 2.

The Equinox Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Winton Fund

Four of the six sectors traded in the Equinox Frontier Winton Fund were profitable in Q4 2013. Metals, Currencies, Agricultures and Stock Indices were positive while Energies and Interest Rates were negative for the quarter.

Metals, Currencies, Agriculturals and Stock Indices were positive YTD while Energies and Interest Rates were negative YTD.

Equinox Frontier Heritage Fund

2013

The Equinox Frontier Heritage Fund – Class 1 NAV gained 7.93% for the twelve months ended December 31, 2013, net of fees and expenses; the Equinox Frontier Heritage Fund – Class 2 NAV gained 11.22% for the twelve months ended December 31, 2013, net of fees and expenses. For the twelve months ended December 31, 2013, the Equinox Frontier Heritage Fund recorded net gain on investments of $2,516,149, net investment income of $109,122, and total expenses of $938,253, resulting in a net increase in Owners’ capital from operations of $1,423,001, after non-controlling interest of $264,017. The NAV per Unit, Class 1, increased from $94.55 at December 31, 2012, to $102.05 as of December 31, 2013. The NAV per Unit, Class 2, increased from $120.67 at December 31, 2012, to $134.21 as of December 31, 2013. Total Class 1 subscriptions and redemptions for the twelve months were $40,552 and $6,463,086, respectively. Total Class 2 redemptions for the twelve months were $1,575,538. There were no subscriptions for Class 2. Ending capital at December 31, 2013, was $11,328,406 for Class 1 and $2,850,062 for Class 2.

The Equinox Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Heritage Fund

Four of the six sectors traded in the Equinox Frontier Heritage Fund were profitable in Q4 2013. Currencies, Agriculturals, Metals and Stock Indices were positive while Interest Rates and Energies were negative for the quarter.

Currencies, Metals, Agriculturals and Stock Indices were positive YTD while Interest Rates and Energies were negative YTD.

In terms of major CTA performance, Brevan Howard and Winton finished up for both the quarter and the year.

Results of Operations for the Twelve Months Ended December 31, 2012

Series Returns and Other Information

The returns for each Series and Class of Units for the twelve months ended December 31, 2012, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during fiscal 2012. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by, the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For each of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the fourth quarter (except as otherwise noted) and for the full calendar year. Charts depicting the performance of the various Series’ positions within each of the relevant sectors during the prior three quarters were included in the Trust’s quarterly reports on Form 10-Q previously filed.

Equinox Frontier Diversified Fund

2012

The Equinox Frontier Diversified Fund – Class 1 NAV lost 5.00% for the twelve months ended December 31, 2012, net of fees and expenses; the Equinox Frontier Diversified Fund– Class 2 NAV lost 3.35% for the twelve months ended December 31, 2012 net of fees and expenses. For the twelve months ended December 31, 2012 the Equinox Frontier Diversified Fund recorded a net gain on investments of $2,078,348, net investment income of $2,199,327, and total expenses of $9,596,941, resulting in a net decrease in Owners’ capital from operations of $5,319,266. The NAV per Unit, Class 1, decreased from $99.40 at December 31, 2011, to $94.40 as of December 31, 2012. The NAV per Unit, Class 2, decreased from $103.96 at December 31, 2011, to $100.48 as of December 31, 2012. Total Class 1 subscriptions and redemptions for the period were $6,210,689 and $16,218,845, respectively. Total Class 2 subscriptions and redemptions for the period were $10,594,121 and $14,058,731, respectively. Ending capital at December 31, 2012, was $58,999,936 for Class 1 and $56,181,636 for Class 2.

The Equinox Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Diversified Fund

Three of the six sectors traded in the Equinox Frontier Diversified Fund were profitable in Q4 2012. Currencies, Stock Indices and Interest Rates were profitable while Metals, Agriculturals and Energies finished negative for the quarter.

Two of the six sectors traded in the Equinox Frontier Diversified Fund were profitable in 2012. The Interest Rates and Stock Indices sectors were profitable while Currencies, Metals, Agriculturals and Energies finished negative for the year.

In terms of major CTA performance, two of the seven major CTAs in the Equinox Frontier Diversified Fund were profitable in Q4 2012. Quantmetrics and Cantab were profitable while Graham, Winton, Tiverton, Beach Horizon and QIM finished negative for the quarter.

Equinox Frontier Long/Short Commodity Fund

2012

The Equinox Frontier Long/Short Commodity Fund – Class 1 NAV lost 0.53% for the twelve months ended December 31, 2012, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 2 NAV lost 10.08% for the twelve months ended December 31, 2012, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 3 NAV lost 10.05% for the twelve months ended December 31, 2012, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 1a NAV lost 10.79% for the twelve months ended December 31, 2012, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund – Class 2a NAV lost 9.26% for the twelve months ended December 31, 2012, net of fees and expenses.

For the twelve months ended December 31, 2012, the Equinox Frontier Long/Short Commodity Fund recorded net loss on investments of $11,084,454, net investment income of $1,385,312, and total expenses of $6,010,679, resulting in a net decrease in Owners’ capital from operations attributable to controlling interests of $6,542,114 after operations attributable to non-controlling interests of ($9,167,707). The NAV per Unit, Class 1, decreased from $136.13 at December 31, 2011, to $135.41 as of December 31, 2012. The NAV per Unit, Class 2, decreased from $161.97 at December 31, 2011, to $145.65 as of December 31, 2012. The NAV per Unit,

Class 3, decreased from $161.96 at December 31, 2011, to $145.69 as of December 31, 2012. The NAV per Unit, Class 1a, decreased from $121.71 at December 31, 2011, to $108.58 as of December 31, 2012. The NAV per Unit, Class 2a, decreased from $127.23 at December 31, 2011, to $115.65 as of December 31, 2012. Total Class 1 subscriptions and redemptions for the twelve months were $118,649 and $4,212,685, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $107,678 and $1,543,319, respectively. Total Class 3 subscriptions and redemptions for the twelve months were $4,317,110 and $10,067,907, respectively. Total Class 1a subscriptions and redemptions for the twelve months were $5,065,346 and $2,711,726, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $4,806,872 and $3,773,149, respectively. Ending capital at December 31, 2012, was $0 for Class 1, $6,898,785 for Class 2, $19,761,047 for Class 3, $18,983,538 for Class 1a and $10,882,111 for Class 2a.

The Equinox Frontier Long/Short Commodity Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Long/Short Commodity Fund

None of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund were profitable in Q4 2012.

Two of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund were profitable in 2012. The Grains and Softs sectors were profitable while the Base Metals, Energies, Meats, Precious Metals and Financial sectors finished negative for the year.

In terms of major CTA performance, one of the six major CTAs in the Equinox Frontier Long/Short Commodity Fund was profitable in Q4 2012. Strategic Ag finished positive while Global Advisors, Red Oak, Rosetta, Beach Horizon and Mesirow were negative for the quarter.

Two of the six major CTAs in the Equinox Frontier Long/Short Commodity Fund were profitable in 2012. Red Oak and Rosetta were profitable while Beach Horizon, Global Advisors, Mesirow and Strategic Ag finished negative for the year.

Equinox Frontier Masters Fund

2012

The Equinox Frontier Masters Fund – Class 1 NAV gained 0.86% for the twelve months ended December 31, 2012, net of fees and expenses; the Equinox Frontier Masters Fund – Class 2 NAV gained 2.65% for the twelve months ended December 31, 2012, net of fees and expenses.

For the period ended December 31, 2012 the Equinox Frontier Masters Fund recorded a net gain on investments of $3,545,722, net investment income of $1,038,493, and total expenses of $4,016,767, resulting in a net decrease in Owners’ capital from operations attributable to controlling interests of $618,878 after operations attributable to non-controlling interests of ($51,430). The NAV per Unit, Class 1, increased from $100.25 at December 31, 2011, to $101.11 as of December 31, 2012. The NAV per Unit, Class 2, increased from $104.83 at December 31, 2011, to $107.61 as of December 31, 2012. Total Class 1 subscriptions and redemptions for the period were $8,000,654 and $7,608,340, respectively. Total Class 2 subscriptions and redemptions for the period were $2,540,289 and $4,890,320, respectively. Ending capital at December 31, 2012, was $34,603,499 for Class 1 and $16,882,659 for Class 2.

The Equinox Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Masters Fund

Two of the six sectors traded in the Equinox Frontier Masters Fund were profitable in Q4 2012. Currencies and Stock Indices were positive while Agriculturals, Interest Rates, Energies and Metals were negative for the quarter.

Two of the six sectors traded in the Equinox Frontier Masters Fund were profitable in 2012. Interest Rates and Stock Indices were profitable while Energies, Currencies, Metals and Agriculturals finished negative for the year.

In terms of major CTA performance, none of the four major CTAs in the Equinox Frontier Masters Fund were profitable during the quarter. Cantab, Transtrend, Winton and Tiverton finished negative for the quarter.

Two of the four major CTAs in the Equinox Frontier Masters Fund were profitable in 2012. Cantab and Transtrend were profitable while Tiverton and Winton finished negative for the year.

Equinox Frontier Balanced Fund

2012

The Equinox Frontier Balanced Fund – Class 1 NAV lost 6.57% for the twelve months ended December 31, 2012, net of fees and expenses; the Equinox Frontier Balanced Fund – Class 1a NAV lost 3.81% for the twelve months ended December 31, 2012, net of fees and expenses; the Equinox Frontier Balanced Fund – Class 2 NAV lost 3.75% for the twelve months ended December 31, 2012, net of fees and expenses; the Equinox Frontier Balanced Fund – Class 2a NAV lost 3.11% for the twelve months ended December 31, 2012, net of fees and expenses; the Equinox Frontier Balanced Fund – Class 3a NAV lost 3.43% for the twelve months ended December 31, 2012, net of fees and expenses.

For the twelve months ended December 31, 2012, the Equinox Frontier Balanced Fund recorded net gain on investments of $7,382,357, net investment income of $276,272, and total expenses of $16,386,180, resulting in a net decrease in Owners’ capital from operations attributable to controlling interests of $13,154,863 after operations attributable to non- controlling interests of $4,427,312. The NAV per Unit, Class 1, decreased from $124.50 at December 31, 2011, to $116.32 at December 31, 2012. For Class 1a, the NAV per Unit decreased from $108.45 at December 31, 2011, to $104.32 at December 31, 2012. The NAV per Unit, Class 2, decreased from $155.02 at December 31, 2011, to $149.02 at December 31, 2012. For Class 2a, the NAV per Unit decreased from $128.35 at December 31, 2011, to $124.36 at December 31, 2012. For Class 3a, the NAV per Unit decreased from $128.36 at December 31, 2011, to $123.96 at December 31, 2012. Total Class 1 subscriptions and redemptions for the twelve months were $3,015,637 and $32,045,338, respectively. Total Class 1a subscriptions and redemptions for the twelve month period were $482 and $2,524,092, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $1,119,177 and $10,926,553, respectively. Total Class 2a redemptions for the twelve month period were $1,734,065. There were no Class 2a subscriptions. Total Class 3a subscriptions and redemptions for the period were $2,324,206 and $1,353,917, respectively. Ending capital at December 31, 2012, was $143,906,872 for Class 1, $0 for Class 1a, $51,459,568 for Class 2, $1,009,520 for Class 2a and $3,776,790 for Class 3a.

The Equinox Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Equinox Frontier Balanced Fund

Three of the six sectors traded in the Equinox Frontier Balanced Fund were profitable in Q4 2012. Currencies, Stock Indices and Interest Rates were profitable while Metals, Agriculturals and Energies finished negative for the quarter.

Two of the six sectors traded in the Equinox Frontier Balanced Fund were profitable in 2012. The Interest Rates and Stock Indices sectors were profitable while Currencies, Metals, Agriculturals and Energies finished negative in 2012.

In terms of major CTA performance, none of the five major CTAs in the Equinox Frontier Balanced Fund were profitable in Q4 2012. Winton, Cantab, QIM, Tiverton and Beach Horizon finished negative for the quarter.

Two of the five major CTAs in the Equinox Frontier Balanced Fund were profitable in 2012. QIM and Cantab were profitable while Tiverton, Beach Horizon and Winton finished negative in 2012.

Equinox Frontier Select Fund

2012

The Equinox Frontier Select Fund – Class 1 NAV lost 13.58% for the twelve months ended December 31, 2012, net of fees and expenses; the Equinox Frontier Select Fund – Class 2 NAV lost 10.99% for the twelve months ended December 31, 2012, net of fees and expenses.

For the twelve months ended December 31, 2012, the Equinox Frontier Select Fund recorded net loss on investments of $2,138,461, net investment income of $263,049, and total expenses of $2,449,160, resulting in a net decrease in Owners’ capital from operations of $4,324,572. The NAV per Unit, Class 1, decreased from $91.02 at December 31, 2011, to $78.66 as of December 31, 2012. The NAV per Unit, Class 2, decreased from $111.84 at December 31, 2011, to $99.55 as of December 31, 2012. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2012, were $555,613 and $9,566,450, respectively. Total Class 2 redemptions for the twelve months ended December 31, 2012, were $933,922. There were no Class 2 subscriptions. Ending capital at December 31, 2012, was $22,266,758 for Class 1 and $3,077,883 for Class 2.

The Equinox Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Select Fund

Two of the six sectors traded in the Equinox Frontier Select Fund were profitable in Q4 2012. Currencies, and Stock Indices were positive while Agriculturals, Interest Rates, Metals and Energies were negative for the quarter.

Two of the six sectors traded in the Equinox Frontier Select Fund were profitable in 2012. The Interest Rates and Stock Indices sectors were profitable while Currencies, Metals, Agriculturals and Energies were negative in 2012.

In terms of major CTA performance Graham, Transtrend and Tiverton finished negative for both the quarter and the year.

Equinox Frontier Winton Fund

2012

The Equinox Frontier Winton Fund – Class 1 NAV lost 7.37% for the twelve months ended December 31, 2012, net of fees and expenses; the Equinox Frontier Winton Fund – Class 2 NAV lost 4.54% for the twelve months ended December 31, 2012, net of fees and expenses.

For the twelve months ended December 31, 2012, the Equinox Frontier Winton Fund recorded net loss on investments of $1,356,583, net investment income of $531,125, and total expenses of $2,435,758, resulting in a net decrease in Owners’ capital from operations of $3,261,216. The NAV per Unit, Class 1, decreased from $141.13 at December 31, 2011, to $130.73 as of December 31, 2012. The NAV per Unit, Class 2, decreased from $165.82 at December 31, 2011, to $158.30 as of December 31, 2012. Total Class 1 subscriptions for the year were $565,351 and redemptions were $5,529,808. Total Class 2 redemptions for the year were $862,917. There were no Class 2 subscriptions. Ending capital at December 31, 2012, was $30,645,208 for Class 1 and $10,314,326 for Class 2.

The Equinox Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Winton Fund

Three of the six sectors traded in the Equinox Frontier Winton Fund were profitable in Q4 2012. Currencies, Stock Indices and Interest Rates were positive while Metals, Agriculturals and Energies were negative for the quarter.

Two of the six sectors traded in the Equinox Frontier Winton Fund were profitable in 2012. The Stock Indices and Interest Rates sectors were profitable while Currencies, Metals, Agriculturals and Energies finished negative for the year.

Equinox Frontier Heritage Fund

2012

The Equinox Frontier Heritage Fund – Class 1 NAV lost 9.72% for the twelve months ended December 31, 2012, net of fees and expenses; the Equinox Frontier Heritage Fund – Class 2 NAV lost 6.96% for the twelve months ended December 31, 2012, net of fees and expenses. For the twelve months ended December 31, 2012, the Equinox Frontier Heritage Fund recorded net loss on investments of $681,944, net investment income of $134,302, and total expenses of $1,822,802, resulting in a net decrease in Owners’ capital from operations of $2,370,444. The NAV per Unit, Class 1, decreased from $104.73 at December 31, 2011, to $94.55 as of December 31, 2012. The NAV per Unit, Class 2, decreased from $129.70 at December 31, 2011, to $120.67 as of December 31, 2012. Total Class 1 subscriptions and redemptions for the twelve months were $444,193 and $6,503,244, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $12,593 and $1,603,246, respectively. Ending capital at December 31, 2012, was $16,680,498 for Class 1 and $4,073,041 for Class 2.

The Equinox Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Heritage Fund

Two of the six sectors traded in the Equinox Frontier Heritage Fund were profitable in Q4 2012. Currencies and Stock Indices were positive while Interest Rates, Agriculturals, Metals and Energies were negative for the quarter.

Two of the six sectors traded in the Equinox Frontier Heritage Fund were profitable in 2012. The Interest Rates and the Stock Indices sectors were profitable while Currencies, Metals, Agriculturals and Energies finished negative in 2012.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2014 and 2013. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Equinox Frontier Diversified Fund:

MARKET SECTOR	December 31, 2014		December 31, 2013
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,276,055	2.13%	$2,684,511	4.23%
Currencies	1,670,041	2.78%	2,625,909	4.14%
Stock Indices	3,152,926	5.25%	4,211,080	6.64%
Metals	124,812	0.21%	178,413	0.28%
Agriculturals/Softs	854,409	1.42%	1,217,457	1.92%
Energy	1,677,590	2.80%	1,062,838	1.67%

Total:	$8,755,833	14.59%	$11,980,208	18.88%

Equinox Frontier Long/Short Commodity Fund:

	December 31, 2014		December 31, 2013
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$86,055	0.52%	$2,575,510	9.10%
Currencies	206,375	1.24%	1,705,311	6.02%
Stock Indices	185,321	1.12%	822,430	2.90%
Metals	32,767	0.20%	193,564	0.68%
Agriculturals/Softs	474,912	2.86%	1,643,667	5.80%
Energy	2,278,884	13.71%	1,717,759	6.06%

Total:	$3,264,314	30.56%	$8,658,241	30.56%

Equinox Frontier Masters Fund:

	December 31, 2014		December 31, 2013
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$596,543	2.32%	$573,362	1.70%
Currencies	1,004,876	3.91%	963,844	2.85%
Stock Indices	659,851	2.57%	1,111,165	3.30%
Metals	48,364	0.19%	81,177	0.24%
Agriculturals/Softs	394,545	1.53%	386,098	1.14%
Energy	776,846	3.02%	132,211	0.39%

Total:	$3,481,025	9.62%	$3,247,857	9.62%

Equinox Frontier Balanced Fund:

	December 31, 2014		December 31, 2013
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$3,301,495	3.04%	$3,727,565	3.06%
Currencies	4,131,348	3.81%	5,007,811	4.11%
Stock Indices	4,350,810	4.01%	5,699,614	4.68%
Metals	460,411	0.42%	219,954	0.18%
Agriculturals/Softs	2,507,574	2.31%	1,327,718	1.09%
Energy	2,862,415	2.64%	843,206	0.69%

Total:	$17,614,053	16.24%	$16,825,868	13.81%

Equinox Frontier Select Fund:

	December 31, 2014		December 31, 2013
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$338,847	2.22%	$123,314	0.70%
Currencies	684,037	4.48%	323,054	1.83%
Stock Indices	124,866	0.82%	484,794	2.76%
Metals	12,156	0.08%	29,599	0.17%
Agriculturals/Softs	140,093	0.92%	142,065	0.81%
Energy	18,880	0.12%	60,734	0.34%

Total:	$1,318,879	8.64%	$1,163,560	6.61%

Equinox Frontier Winton Fund:

	December 31, 2014		December 31, 2013
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,081,081	2.70%	$877,871	2.40%
Currencies	1,845,125	4.61%	1,560,714	4.26%
Stock Indices	847,093	2.12%	1,135,804	3.10%
Metals	112,363	0.28%	76,415	0.21%
Agriculturals/Softs	478,222	1.19%	405,696	1.11%
Energy	141,408	0.35%	81,046	0.22%

Total:	$4,505,292	11.25%	$4,137,546	11.30%

Equinox Frontier Heritage Fund:

	December 31, 2014		December 31, 2013
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$228,140	1.38%	$196,699	1.19%
Currencies	381,353	2.30%	349,699	2.11%
Stock Indices	194,764	1.18%	254,492	1.53%
Metals	23,407	0.14%	17,122	0.10%
Agriculturals/Softs	101,074	0.61%	90,901	0.55%
Energy	28,157	0.17%	18,159	0.11%

Total:	$956,895	5.78%	$927,072	5.59%

As of December 31, 2014, a portion of the assets of the Equinox Frontier Balanced Fund, Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund and Equinox Frontier Heritage Fund are invested in Swap contracts (Please refer to Note 4 in the Series Financial Statements). Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2014 and 2013, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Equinox Frontier Diversified Fund

	December 31, 2014		December 31, 2013
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$739,393	1.23%	$2,160,496	3.40%
Currencies	1,089,599	1.82%	1,555,845	2.45%
Stock Indices	422,834	0.70%	3,587,840	5.66%
Metals	37,368	0.06%	37,662	0.06%
Agriculturals/Softs	226,567	0.38%	39,825	0.06%
Energy	116,696	0.19%	480,338	0.76%

Total:	$2,632,457	4.38%	$7,862,006	12.39%

Equinox Frontier Long/Short Commodity Fund

	December 31, 2014		December 31, 2013
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$69,948	0.42%	$1,425,477	5.03%
Currencies	100,715	0.61%	—	0.00%
Stock Indices	114,524	0.69%	579,601	2.05%
Metals	9,061	0.05%	11,203	0.04%
Agriculturals/Softs	—	0.00%	—	0.00%
Energy	100,715	0.61%	468,564	1.65%

Total:	$394,963	2.38%	$2,484,845	8.77%

Equinox Frontier Masters Fund

	December 31, 2014		December 31, 2013
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$727,211	2.83%	$421,214	1.25%
Currencies	801,726	3.12%	312,522	0.93%
Stock Indices	356,544	1.39%	919,681	2.72%
Metals	22,638	0.09%	22,935	0.07%
Agriculturals/Softs	165,918	0.65%	19,958	0.06%
Energy	53,971	0.21%	42,061	0.12%

Total:	$2,128,008	8.29%	$1,738,371	5.15%

Equinox Frontier Balanced Fund:

	December 31, 2014		December 31, 2013
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$2,041,346	1.88%	$3,003,664	2.47%
Currencies	3,142,298	2.90%	3,343,522	2.74%
Stock Indices	970,061	0.89%	4,791,062	3.93%
Metals	89,382	0.08%	53,355	0.04%
Agriculturals/Softs	626,322	0.58%	56,485	0.05%
Energy	311,075	0.29%	354,495	0.29%

Total:	$7,180,484	6.62%	$11,602,583	9.52%

Equinox Frontier Select Fund:

	December 31, 2014		December 31, 2013
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$281,662	1.84%	$70,732	0.40%
Currencies	660,559	4.33%	232,321	1.32%
Stock Indices	95,208	0.62%	460,281	2.61%
Metals	2,917	0.02%	8,009	0.05%
Agriculturals/Softs	42,581	0.28%	9,392	0.05%
Energy	17,012	0.11%	17,903	0.10%

Total:	$1,099,939	7.20%	$798,638	4.53%

Equinox Frontier Winton Fund:

	December 31, 2014		December 31, 2013
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$727,211	1.82%	$760,933	2.08%
Currencies	801,726	2.00%	—	0.00%
Stock Indices	356,544	0.89%	811,929	2.21%
Metals	22,638	0.06%	17,367	0.05%
Agriculturals/Softs	156,918	0.39%	17,254	0.05%
Energy	53,971	0.13%	8,105	0.02%

Total:	$2,119,008	5.29%	$1,615,588	4.41%

Equinox Frontier Heritage Fund:

	December 31, 2014		December 31, 2013
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$158,368	0.96%	$170,497	1.03%
Currencies	175,144	1.06%	—	0.00%
Stock Indices	85,264	0.51%	181,923	1.10%
Metals	4,307	0.03%	3,891	0.02%
Agriculturals/Softs	31,566	0.19%	3,866	0.02%
Energy	10,806	0.07%	1,816	0.01%

Total:	$465,455	2.82%	$361,993	2.18%

As of December 31, 2014, a portion of the assets of the Equinox Frontier Balanced Fund, Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund and Equinox Frontier Heritage Fund are invested in Swap contracts (Please refer to Note 4 in the Series Financial Statements). Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of December 31, 2014, by market sector.

Interest Rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of each Trading Company and accordingly of each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund and Equinox Frontier Balanced Fund (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized interest income that is allocated to each of such Series and 0.75%. Interest income above what is paid to the Managing Owner is retained by the Series. The amounts reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of December 31, 2014 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Principal Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of December 31, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2014, the internal control over financial reporting for the Trust and each Series is effective based on the criteria established in the 2013 Internal Control-Integrated Framework.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Trust’s internal control over financial reporting for the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Principals of the Managing Owner

The current officers and directors of the Managing Owner are as follows:

Robert J. Enck is the President and Chief Executive Officer of the managing owner, and serves as chairman of the management committee of the managing owner, and the Executive Committee of Equinox Frontier Funds. Mr. Enck has been listed as a principal of the managing owner since July 2007. Mr. Enck joined the managing owner on March 1, 2007, with more than 20 years of extensive management experience with large, highly regulated health care organizations such as Bristol-Myers Squibb and Quintiles as well as with more entrepreneurial venture capital funded organizations. Most recently, from March 2003 to March 2007, Mr. Enck was the Senior Managing Director of The Hermes Group LLC, an advisory firm that specialized in management advisory services, as well as merger and acquisition-related services. At the Hermes Group, Mr. Enck was a member of the ownership team that acquired Ascendia Brands (formerly Lander Company), a $200 million health and beauty care company. As part of this team, Mr. Enck focused on acquisitions, marketing, outsourcing initiatives and the reverse merger of Lander into a public company. Prior to joining Hermes, from March 2001 to March 2003, Mr. Enck served as a General Manager and Vice President within Quintiles Transnational, a multinational pharmaceutical services firm with nearly two billion dollars in annual revenues. Mr. Enck joined Quintiles as a result of Quintiles’ acquisition of Beansprout Networks, an internet company designed to foster effective communication between parents and the pediatricians and child-care providers who care for their children, where Mr. Enck served as CEO. As CEO of Beansprout from March 2001 to March 2003, Mr. Enck conceived of and executed a dramatic refocus of the company and engineered the successful transaction with Quintiles. Prior to joining Beansprout, from September 1998 to March 2001, Mr. Enck was President of Rx Remedy Information Services, a company focused on providing pharmaceutical firms with longitudinal patient reported health care information. Before that, Mr. Enck was with Summit Medical Systems, a healthcare software and support services corporation, from January 1994 to September 1998, where he held a number of senior-level positions, including President and General Manager of its subsidiary, Medical Information Systems (MIS), as well as Vice President of Sales and Marketing of parent company, Summit. Mr. Enck joined Summit when it was a private firm and was a member of the management team that grew the business and conducted a successful IPO. Additionally, Mr. Enck served as President of MIS, where he executed its sale to United Healthcare. Earlier, he spent nine years, from March 1985 to January 1994, with Bristol-Myers Squibb, a global pharmaceutical company, and held management positions in the areas of managed care, government programs and sales management. Mr. Enck holds a B.S. degree in Natural Sciences from St. John’s University, Collegeville, MN and an MBA in Management from the University of St. Thomas, St. Paul, MN. Mr. Enck currently holds SEC/FINRA Series 7 and 24 registrations.

Richard E. Bornhoft is a founder of the Managing Owner, its Chief Investment Officer, a member of its management committee, and serves as a member of the Executive Committee and Chief Investment Officer of Equinox Frontier Funds. Mr. Bornhoft is also President and Chief Investment Officer of The Bornhoft Group Corporation, an investment management firm providing alternative investments (i.e., investments other than long-only investments in publicly-traded stocks, bonds and cash-equivalent securities) to institutions and high net worth investors. Mr. Bornhoft has extensive experience in advising both private and institutional clientele in the alternative investment industry. As President and CIO of The Bornhoft Group, Mr. Bornhoft has been responsible for the planning and execution of The Bornhoft Group’s business strategy. This responsibility has included such tasks as the design and implementation of the asset allocation, valuation and risk management systems, and the management of client assets into alternative investment products and services. His company has designed and operated multiple-CTA managed futures portfolios for approximately 20 pension plans, corporations and banking institutions throughout the world. Mr. Bornhoft has served on numerous arbitration boards and various committees of certain regulatory and industry organizations and is a frequent speaker at international conferences and symposiums on alternative investments. He has written numerous articles in leading financial publications and is a contributing author to The Handbook of Managed Futures—Performance, Evaluation and Analysis (McGraw-Hill, 1997) and Searching for Alpha—The Quest for Exceptional Investment Performance (Wiley, 2000). He currently holds SEC/FINRA Series 63 registration, in addition to a CFTC/NFA Series 3 registration.

During the last five years, Mr. Bornhoft has been listed as a principal and registered as an associated person of the Managing Owner (since August 2003), and has been listed as a principal and registered as an associated person of The Bornhoft Group (since September 1985 and November 1985, respectively). Mr. Bornhoft has been listed as a swaps associated person of the Managing Owner since March 27, 2013. Mr. Bornhoft was a principal of SectorQuant Capital Management, LLC, an investment adviser registered under the Investment Advisers Act, from July 2002 until March 2009, where he and The Bornhoft Group were responsible for providing infrastructure and business advice.

Vance Jeffrey Sanders, 48 is the Chief Financial Officer of the Managing Owner. He has assumed the duties of Chief Accounting Officer of the Managing Owner in his role as of June 1, 2013. From July 2007 to present, Mr. Sanders has also served as the Chief Technology Officer of the Managing Owner, directing external reporting and technology functions. From July 2007 to December 2012, he served as the Managing Owner’s Corporate Controller, establishing corporate internal control structures over both finance and technology. Mr. Sanders received his BS in Accounting in 1993 from Missouri Southern State University and earned and has been a licensed Certified Public Accountant in the State of Colorado since October 2008.

Juanita D. Hanley, 39 is the Chief Compliance Officer of the managing owner. Ms. Hanley joined the managing owner in January 2014 and has been listed as a principal for the managing owner since January 2014. Ms. Hanley is responsible for all compliance and regulatory oversight at the managing owner. Her duties include implementing and revising the necessary systems, policies, and procedures for compliance with all applicable securities laws and regulations. Due to the affiliation between the managing owner and Equinox Institutional Asset Management, LP, an investment firm, and Solon Capital LLC, an investment firm, Ms. Hanley assists Equinox Institutional Asset Management, LP and Solon Capital, LLC with all required filings due to the NFA and has been listed as a principal of Equinox Institutional Asset Management, LP and Solon Capital LLC since January 17, 2014. Prior to joining the managing owner in January 2014, Ms. Hanley was the Compliance Manager for Summit Financial Resources Inc., a registered investment advisor and broker dealer, and Summit Equities Inc., member FINRA/SIPC, from July 2006 to December 2013. Ms. Hanley was listed as a principal of Summit Financial Resources Inc. and Summit Equities Inc. starting in February 2009. Ms. Hanley holds the Series 7 and 24. Ms. Hanley obtained a Bachelor of Science in Finance from Hampton University in May 1997 and an Executive Master of Business Administration from Rutgers University – Newark in May 2011.

Executive Committee of the Managing Owner

The Executive Committee is responsible for the general oversight of the Managing Owner’s business and Equinox Frontier Funds and functions like the board of directors of a corporation. The members of the Executive Committee are Richard E. Bornhoft, David DeMuth and Robert J. Enck.

Robert J. Enck—Mr. Enck’s biography appears above under the caption “Item 10. Directors, Executive Officers and Corporate Governance—Principals of the Managing Owner.”

Richard E. Bornhoft—Mr. Bornhoft’s biography appears above under the caption “Item 10. Directors, Executive Officers and Corporate Governance—Principals of the Managing Owner.”

David P. DeMuth, 69 is a member of the Executive Committee of the Managing Owner. In May 2006, he co-founded CFO Consulting Partners LLC, an entity which provides interim CFO services to public and private companies. Prior to co-founding CFO Consulting Partners LLC, he was an independent consultant providing accounting and risk management services from March 2002 to April 2006, Interim Co-Chief Financial Officer and Treasurer at Kodak Polychrome Graphics (a $2 billion global manufacturer of graphic arts materials) from September 1999 to March 2002, CFO of Troy Corporation (a $150 million global specialty chemical manufacturer) from June 1996 to September 1999, Division Vice President of Continental Grain Company (a multi-billion provider of commodities and financial services) from August 1990 to June 1996, Treasurer of National Starch and Chemical Company (a $3 billion global specialty chemical manufacturer) from March 1986 to August 1990, and Director of Tax Services at PepsiCo Inc. (a multi-billion global consumer products (beverage and food) company) from May 1980 to March 1986. His industry experience includes technology, real estate development, financial services, specialty chemicals, global manufacturing/distribution, graphic arts and consumer products. His global focus is Risk Management, Internal Controls, Structured Capital Market Transactions and Regulatory Compliance. He has developed complex global strategies to manage financial reporting, financial and operations risks and compliance with regulatory authorities (SEC, tax, etc.). He was an accountant with KPMG, an accounting firm, from September 1974 to May 1980. Mr. DeMuth holds a BS in Accounting from Loyola University, and an MBA in Finance from LaSalle University. He is a Certified Public Accountant (CPA).

The sole member of the Managing Owner with a larger than 10% ownership interest is Plimpton Capital, LLC which has been listed as a principal of the Managing Owner since August 2003. The Bornhoft Group Corporation was listed as a principal of the Managing Owner from August 2003 until June 2012.

There is not currently any material administrative, civil, or criminal action-whether pending, on appeal or concluded-against the Trust, its principals or the Managing Owner.

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

The Trust has no directors or officers. Its affairs are managed solely by the Managing Owner, which receives compensation for its services from the Trust, as follows:

Management Fees

Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the nominal assets of such Series, calculated on a daily basis. The total amount of assets of a series allocated to trading advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the trading advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the trading advisors and any reference programs, is referred to herein as the “nominal assets” of the series. The annual rate of the management fee is: 0.5% for the Equinox Frontier Balanced Fund Class 1, Class 2 and Class 3, 1.0% for the Equinox Frontier Balanced Fund Class 1a and Class 2a, 2.0% for the Equinox Frontier Winton Fund, Equinox Frontier Long/Short Commodity Fund Class 1a and Class 2a and Equinox Frontier Masters Fund, 0.75% for Equinox Frontier Diversified Fund, 2.5% for the Equinox Frontier Heritage Fund and Equinox Frontier Select Fund, and 3.5% for the Equinox Frontier Long/Short Commodity Fund Class 1 and Class 2. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the series by the Managing Owner. As of the date of this Form 10-K, the trading advisor for a series that has invested in a swap has not received any management fees directly from the series for such swap, and instead the relevant trading advisor receives compensation via the fees embedded in the swap.

The management fee as a percentage of the applicable series’ net asset value will be greater than the percentage indicated above to the extent that the nominal assets of the series exceeds its net asset value. The managing owner expects that the nominal assets of each series will generally be maintained at a level in excess of the net asset value of such series and such excess may be substantial to the extent the managing owner deems necessary to achieve the desired level of volatility.

Incentive Fees

Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund, and Equinox Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period these Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Equinox Frontier Diversified Fund and Equinox Frontier Balanced Fund and 20% for the Equinox Frontier Masters Fund, Equinox Frontier Winton Fund, Equinox Frontier Heritage Fund, Equinox Frontier Select Fund and Equinox Frontier Long/Short Commodity Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Interest Income

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity

Fund, Equinox Frontier Masters Fund, and Equinox Frontier Balanced Fund (Class 1a and Class 2a only) 20% of the total interest allocated to each Series is paid to the Managing Owner.

Other Fees

The Equinox Frontier Long/Short Commodity Fund (Classes 1, 2 and 3), Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund pays to the Managing Owner a monthly trading fee, or FCM Fee, up to 1/12th of 0.75% of such Series’ NAV, calculated daily. The Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund (Classes 1a and 2a) and Equinox Frontier Masters Fund pays to the Managing Owner a monthly trading fee, or FCM Fee, up to 1/12th of 2.25% and a custodial/due diligence fee of 1/12th of 0.12% of such Series’ NAV, calculated daily. Also, a monthly service fee equal to 3.0% of the NAV, calculated daily, is paid to the Managing Owner. The Managing Owner pays the service fee to Selling Agents to assist in the making of offers and sales of Units and provide customary ongoing services including advising Limited Owners. To the extent that an affiliate of the Managing Owner provides such services, it may receive service fees in proportion to the valuation of its clients’ accounts.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Trust has no officers or directors. Its affairs are managed solely by the Managing Owner. Set forth in the table below is information regarding the beneficial ownership of Units of the principals of the Managing Owner as of December 31, 2014:

Equinox Fund Management, LLC*:

Series/Class of Units	Units Owned	Percentage Ownership of Each Class
Equinox Frontier Diversified Fund– Class 2	14,576	7.15%
Equinox Frontier Long/Short Commodity Fund – Class 2	3,083	34.21%
Equinox Frontier Long/Short Commodity Fund – Class 2a	2,222	14.53%
Equinox Frontier Long/Short Commodity Fund – Class 3a	109	1.86%
Equinox Frontier Masters Fund – Class 2	5,627	8.15%
Equinox Frontier Masters Fund – Class 3	275	0.66%
Equinox Frontier Balanced Fund – Class 2	7,956	6.05%
Equinox Frontier Balanced Fund – Class 2a	1,237	31.54%
Equinox Frontier Select Fund – Class 2	70	0.58%
Equinox Frontier Winton Fund – Class 2	207	0.36%
Equinox Frontier Heritage Fund – Class 2	428	2.36%

*	The Managing Owner is required to maintain at least a 1% interest in the aggregate capital of the Trust as well as in certain series. The Managing Owner’s interest of $5,672,261 in the aggregate capital of the Trust of $270,206,309 at December 31, 2014 is 2.10%. There are no individual Limited Partners that own more than 5% of any class of the Trust.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

The following table sets forth the fees billed to Equinox Fund Management, LLC, the Managing Owner of the Trust, for professional services provided by McGladrey LLP, the Trust’s independent registered public accounting firm, for the years ended December 31, 2014 and 2013. In accordance with the prospectus of the Trust, the Managing Owner has agreed to pay all costs of the Trust, and the Trust therefore bears no direct obligation to its independent registered public accounting firm.

FEE CATEGORY	2014	2013
Audit Fees(1)	$280,500	$295,500
Audit-Related Fees(2)	$0	$0
Tax Fees(3)	$0	$0
All Other Fees(4)	$0	$0
TOTAL FEES	$280,500	$295,500

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Trust’s financial statements and review of financial statements included in the Trust’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees for assurance and related services by McGladrey LLP that are reasonably related to the performance of the audit or review of the Trust’s financial statements and are not reported under “Audit Fees,” above.
(3)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of any fees not otherwise reported in this table

The Managing Owner approved all the services provided by McGladrey LLP to the Trust described above. The Managing Owner has determined that the payments made to McGladrey LLP for these services during 2014 and 2013 are compatible with maintaining that firm’s independence. The Managing Owner pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)	The response to these portions of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.2	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents**

1.3	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.4	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.5	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.6	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

4.1	Restated Declaration of Trust and Second Amended and Restated Trust and Trust Agreement of the Registrant +++

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)****

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)****

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)****

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)****

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)****

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)****

10.1	Form of Amended and Restated Escrow Agreement among the Registrant, Equinox Fund Management, LLC, Bornhoft Group Securities Corporation and the U.S. Bank National Association, Denver Colorado***

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC*

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London***

10.25	Form of Brokerage Agreement between each Trading Company and Fimat USA, LLC****

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor****

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Equinox Fund Management, LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Equinox Fund Management, LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.37	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Equinox Frontier Balanced Fund of the Registrant+

10.4	Form of Cash Management Agreement between Equinox Fund Management, LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Equinox Fund Management, LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

21.1	Subsidiaries of Registrant. (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.2	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

99.1	Prospectus of Equinox Frontier Funds ++

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase

101.DEF^	XBRL Taxonomy Extension Definition Linkbase

101.LAB^	XBRL Taxonomy Extension Label Linkbase

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.

**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.
***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.
****	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.
+	Previously filed as like-numbered exhibit on Form 10-Q for the period ended June 30, 2008.
++	Previously filed on May 7, 2014 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-185695).
+++	Previously filed as Exhibit 3.2 on Form 8-K, filed on December 11, 2013.

^ Submitted electronically herewith.

(1)	These financial statements represent the consolidated financial statements of the Series of the Trust.
(2)	The Trust holds a majority of the equity interests in the various Trading Companies, which are the trading vehicles established for the various Series of Units of the Trust. In the financial statements of the Trust, Trading Companies in which a Series has a majority equity interest are consolidated by such Series, and investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method of accounting, which approximates fair value and are carried in the statement of financial condition of such Series at fair value. In addition, financial statements of each of the unconsolidated Trading Companies are included in accordance with Rule 3-09 of Regulation S-X under the Securities Act of 1933, as amended. Although not required pursuant to Rule 3-09 of Regulation S-X under the Securities Act of 1933, financial statements of each consolidated Trading Company of the Trust are also included in the interest of providing a more complete presentation.

Report of Independent Registered Public Accounting Firm

To the Executive Committee and Unitholders

Equinox Frontier Funds

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund, and Equinox Frontier Heritage Fund of Equinox Frontier Funds (collectively, the Series) as of December 31, 2014 and 2013, and the related statements of operations, changes in owners’ capital, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Series’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund, and Equinox Frontier Heritage Fund of Equinox Frontier Funds as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Denver, Colorado

March 31, 2015

The Series of Equinox Frontier Funds

Statements of Financial Condition

December 31, 2014 and 2013

	Equinox Frontier				Equinox Frontier		Equinox Frontier
	Diversified Fund				Masters Fund		Long/Short Commodity Fund
	12/31/2014		12/31/2013		12/31/2014	12/31/2013	12/31/2014	12/31/2013

ASSETS
Cash and cash equivalents	$4,210,638		$1,827,897		$2,199,066	$1,125,954	$1,110,779	$810,418
U.S. Treasury securities, at fair value	31,051,659		38,055,417		16,217,173	23,441,497	8,191,519	16,872,290
Open trade equity, at fair value	3,215,206		—		—	—	—	—
Options purchased, at fair value	288,413		—		—	—	—	98,740
Receivable from futures commission merchants	22,731,129		—		—	—	—	7,836,808
Swap contracts, at fair value	6,570,408		3,437,632		—	—	3,633,060	2,456,546
Investments in unconsolidated trading companies, at fair value	6,594,379		20,837,272		7,901,978	9,166,710	3,814,854	655,769
Prepaid service fees—Class 1	9,534		4,946		6,003	11,165	505	3,707
Interest receivable	477,250		521,275		249,250	321,097	125,900	231,114
Receivable from related parties	—		1,035		3,050	2,060	2,612	2,954
Other assets	249,997		—		—	—	—	—

Total Assets	$75,398,613		$64,685,474		$26,576,520	$34,068,483	$16,879,229	$28,968,346

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—		$—		$—	$—	$—	$191,069
Options written, at fair value	253,018		—		—	—	—	172,650
Pending owner additions	1,527		2,292		2,056	1,352	—	—
Owner redemptions payable	57,953		348,441		—	71,188	19,578	107,888
Incentive fees payable to Managing Owner	2,387,825		575,550		722,043	—	158,660	—
Management fees payable to Managing Owner	86,486		101,504		64,497	107,027	45,361	104,883
Interest payable to Managing Owner	16,168		16,220		6,898	9,587	3,713	7,965
Service fees payable to Managing Owner	34,905		46,263		17,260	35,858	10,562	14,965
Trading fees payable to Managing Owner	132,984		136,166		55,912	72,687	24,436	34,788
Payables to related parties	2,371		—		—	—	—	—
Other liabilities	—		—		—	—	—	—

Total Liabilities	2,973,237		1,226,436		868,666	297,699	262,310	634,208

CAPITAL
Managing Owner Units—Class 1	—		23,953		—	—	—	—
Managing Owner Units—Class 2	2,516,879		1,904,660		723,207	559,668	426,377	386,171
Managing Owner Units—Class 2a	—		—		—	—	247,434	222,971
Managing Owner Units—Class 3	31,632		—		32,741	25,274	—	—
Managing Owner Units—Class 3a	—		—		—	—	12,228	10,991
Limited Owner Units—Class 1	19,195,036		28,720,094		11,850,911	23,115,495	—	—
Limited Owner Units—Class 1a	—		—		—	—	5,776,906	8,752,826
Limited Owner Units—Class 2	32,707,413		32,810,331		8,145,536	9,846,494	820,104	2,985,627
Limited Owner Units—Class 2a	—		—		—	—	1,455,117	2,880,434
Limited Owner Units—Class 3	5,556,649		—		4,955,459	223,853	7,233,099	9,619,596
Limited Owner Units—Class 3a	—		—		—	—	645,654	246,480

Total Owners’ Capital	60,007,609		63,459,038		25,707,854	33,770,784	16,616,919	25,105,096

Non-Controlling Interests	12,417,767		—		—	—	—	3,229,042

Total Capital	72,425,376		63,459,038		25,707,854	33,770,784	16,616,919	28,334,138

Total Liabilities and Capital	$75,398,613		$64,685,474		$26,576,520	$34,068,483	$16,879,229	$28,968,346

Units Outstanding
Class 1	169,725		330,005		101,632	251,718	N/A	N/A
Class 1a	N/A		N/A		N/A	N/A	57,130	94,391
Class 2	282,534		367,927		69,003	104,624	9,013	26,918
Class 2a	N/A		N/A		N/A	N/A	15,291	30,930
Class 3	48,583	(1)	N/A	(1)	41,897	2,711	52,285	76,774
Class 3a	N/A		N/A		N/A	N/A	5,886	2,563
Net Asset Value per Unit
Class 1	$113.09		$87.10		$116.61	$91.83	N/A	N/A
Class 1a	N/A		N/A		N/A	N/A	$101.12	$92.73
Class 2	$124.67		$94.35		$128.53	$99.46	$138.30	$125.26
Class 2a	N/A		N/A		N/A	N/A	$111.35	$100.34
Class 3	$115.03	(1)	N/A	(1)	$119.06	$91.91	$138.34	$125.30
Class 3a	N/A		N/A		N/A	N/A	$111.77	$100.47	(2)

(1)	Class 3 operations began February 25, 2014.
(2)	Class 3a operations began June 17, 2013.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Financial Condition

December 31, 2014 and 2013

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	12/31/2014	12/31/2013	12/31/2014	12/31/2013
ASSETS
Cash and cash equivalents	$5,644,510	$3,292,570	$878,280	$494,931
U.S. Treasury securities, at fair value	41,625,860	68,548,395	6,476,939	10,304,085
Receivable from futures commission merchants	22,689,948	23,466,052	—	—
Open trade equity, at fair value	3,297,549	3,935,252	—	—
Options purchased, at fair value	—	165,915	—	—
Swap contracts, at fair value	18,246,954	10,122,003	—	—
Investments in unconsolidated trading companies, at fair value	18,343,927	13,713,315	8,102,141	6,864,544
Interest receivable	639,769	939,354	99,547	141,143
Prepaid service fees	—	234	—	—
Other assets	250,013	53	—	—

Total Assets	$110,738,530	$124,183,143	$15,556,907	$17,804,703

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—	$—	$—	$—
Options written, at fair value	—	183,856	—	—
Pending owner additions	18,002	14,677	1,485	994
Owner redemptions payable	22,793	931,553	15,432	68,598
Incentive fees payable to Managing Owner	1,793,318	691,917	185,791	—
Management fees payable to Managing Owner	101,208	113,085	27,835	49,798
Interest payable to Managing Owner	84,976	146,282	13,263	22,398
Service fees payable to Managing Owner	167,151	190,286	32,520	39,045
Trading fees payable to Managing Owner	66,037	73,125	10,119	11,545
Payables to related parties	14,934	12,135	984	477
Other liabilities	—	—	—	—

Total Liabilities	2,268,419	2,356,916	287,429	192,855

CAPITAL
Managing Owner Units—Class 2	1,425,355	1,374,533	9,052	7,336
Managing Owner Units—Class 2a	189,344	147,003	—	—
Limited Owner Units—Class 1	72,098,275	80,801,534	13,663,563	15,852,947
Limited Owner Units—Class 1AP	748,275	—	47,785	—
Limited Owner Units—Class 2	22,125,342	25,236,584	1,549,078	1,751,565
Limited Owner Units—Class 2a	410,943	344,576	—	—
Limited Owner Units—Class 3a	2,528,303	2,322,629	—	—

Total Owners’ Capital	99,525,837	110,226,859	15,269,478	17,611,848

Non-Controlling Interests	8,944,274	11,599,368	—	—

Total Capital	108,470,111	121,826,227	15,269,478	17,611,848

Total Liabilities and Capital	$110,738,530	$124,183,143	$15,556,907	$17,804,703

Units Outstanding
Class 1	548,117	760,206	142,913	198,518
Class 1AP (1)	5,618	N/A	494	N/A
Class 2	131,447	189,411	12,128	16,890
Class 2a	3,923	4,138	N/A	N/A
Class 3a	16,577	19,615	N/A	N/A
Net Asset Value per Unit
Class 1	$131.54	$106.29	$95.61	$79.86
Class 1AP (1)	$133.20	N/A	$96.82	N/A
Class 2	$179.16	$140.49	$128.48	$104.14
Class 2a	$153.02	$118.80	N/A	N/A
Class 3a	$152.52	$118.41	N/A	N/A

(1)	Class 1AP was created as a sub-class of Class 1 as of July 31, 2014, and it has been presented separately because the fees applicable to it are different from those applicable to Class 1 generally

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Financial Condition

December 31, 2014 and 2013

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	12/31/2014	12/31/2013	12/31/2014	12/31/2013
ASSETS
Cash and cash equivalents	$4,012,974	$1,325,731	$921,598	$424,001
U.S. Treasury securities, at fair value	29,593,974	27,600,705	6,796,392	8,827,380
Investments in unconsolidated trading companies, at fair value	7,479,658	7,779,323	1,543,386	1,889,266
Swap contracts, at fair value	—	—	7,540,465	5,435,184
Interest receivable	454,845	378,069	104,457	120,916
Other assets	—	—	—	—

Total Assets	$41,541,451	$37,083,828	$16,906,298	$16,696,747

LIABILITIES & CAPITAL
LIABILITIES
Pending owner additions	$15,503	$11,914	$3,381	$2,877
Owner redemptions payable	21,902	76,900	21,408	—
Incentive fees payable to Managing Owner	1,178,364	128,097	239,327	15,411
Management fees payable to Managing Owner	114,823	100,260	27,944	28,615
Interest payable to Managing Owner	63,722	59,865	14,543	19,767
Service fees payable to Managing Owner	52,753	53,054	20,964	25,485
Trading fees payable to Managing Owner	26,690	23,844	8,676	9,212
Payables to related parties	16,461	5,057	3,178	1,275
Other liabilities	—	—	—	—

Total Liabilities	1,490,218	458,991	339,421	102,642

CAPITAL
Managing Owner Units—Class 2	46,764	36,002	75,621	57,484
Limited Owner Units—Class 1	26,870,878	26,164,147	9,761,819	11,328,406
Limited Owner Units—Class 1AP	38,042	—	58,378	—
Limited Owner Units—Class 2	13,095,549	10,424,688	3,131,561	2,792,578

Total Owners’ Capital	40,051,233	36,624,837	13,027,379	14,178,468

Non-Controlling Interests	—	—	3,539,498	2,415,637

Total Capital	40,051,233	36,624,837	16,566,877	16,594,105

Total Liabilities and Capital	$41,541,451	$37,083,828	$16,906,298	$16,696,747

Units Outstanding
Class 1	152,717	187,438	74,927	111,005
Class 1AP (1)	214	N/A	443	N/A
Class 2	58,093	60,061	18,164	21,235
Net Asset Value per Unit
Class 1	$175.95	$139.59	$130.28	$102.05
Class 1AP (1)	$178.18	N/A	$131.93	N/A
Class 2	$226.23	$174.17	$176.56	$134.21

(1)	Class 1AP was created as a sub-class of Class 1 as of July 31, 2014, and it has been presented separately because the fees applicable to it are different from those applicable to Class 1 generally

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedule of Investments

December 31, 2014

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(312,320)	-0.43%	$—	0.00%	$—	0.00%
Various base metals futures contracts (U.S.)	(48,075)	-0.07%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	560,666	0.77%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	10,206	0.01%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	79,701	0.11%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	676,493	0.93%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	208,691	0.29%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	299,804	0.41%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	289,361	0.40%	—	0.00%	—	0.00%
Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	(60,655)	-0.08%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	2,809	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(89,038)	-0.12%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	33,439	0.08%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(44,720)	-0.06%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	14,786	0.02%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	35,072	0.08%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	370,308	0.51%	—	0.00%	—	0.00%

Total Long Futures Contracts	$2,026,528	2.80%	$—	0.00%	$—	0.00%

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$251,789	0.35%	$—	0.00%	$—	0.00%
Various base metals futures contracts (U.S.)	50,963	0.07%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	360,124	0.50%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	356,351	0.49%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	12,112	0.02%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(14,958)	-0.02%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(128)	0.00%	—	0.00%	—	0.00%
Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	7,685	0.01%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	92,535	0.13%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	78,930	0.11%	—	0.00%	—	0.00%
Various stock index futures contracts (Africa)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(24,501)	-0.03%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	(28,299)	-0.04%	—	0.00%	—	0.00%
Various stock index futures contracts (Mexico)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	2,837	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$1,145,440	1.58%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$43,238	0.06%	$—	0.00%	$—	0.00%

Total Currency Forwards	$43,238	0.06%	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$3,215,206	4.44%	$—	0.00%	$—	0.00%

OPTIONS PURCHASED *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	288,413	0.40%	—	0.00%	—	0.00%

Total Options Purchased	$288,413	0.40%	$—	0.00%	$—	0.00%

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
OPTIONS WRITTEN *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	(253,018)	-0.35%	—	0.00%	—	0.00%

Total Options Written	$(253,018)	-0.35%	$—	0.00%	$—	0.00%

SWAPS (1)
Frontier XXXIV Balanced select swap (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%
Frontier Brevan Howard swap (U.S.)	—	0.00%	—	0.00%	—	0.00%
Frontier XXXV Diversified select swap (U.S.)	6,570,408	9.07%	—	0.00%	—	0.00%
Frontier XXXVII L/S select swap (U.S.)	—	0.00%	—	0.00%	3,633,060	21.86%

Total Swaps	$6,570,408	9.07%	$—	0.00%	$3,633,060	21.86%

U.S. TREASURY SECURITIES (2)

FACE VALUE	Fair Value		Fair Value		Fair Value
$ 15,000,000 US Treasury Note 2.250% due 11/15/2024 (Cost $14,966,695)	$21,289,585	29.40%	$11,118,790	43.25%	$5,616,255	33.80%
$ 75,000,000 US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	6,411,385	8.85%	3,348,438	13.02%	1,691,342	10.18%
$ 20,000,000 US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	3,350,689	4.63%	1,749,945	6.81%	883,922	5.32%

	$31,051,659	42.87%	$16,217,173	63.08%	$8,191,519	49.30%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
US Treasury Note 2.250% due 11/15/2024 (2)	$16,640,343		$8,690,657		$4,389,772
US Treasury Note 6.000% due 02/15/2026 (2)	4,437,425		2,317,508		1,170,606
US Treasury Note 6.875% due 08/15/2025 (2)	3,328,068		1,738,131		877,954

	$24,405,836		$12,746,296		$6,438,332

Additional Disclosure on U.S. Treasury Securities	Cost		Cost		Cost
US Treasury Note 2.250% due 11/15/2024 (2)	$22,093,766		$11,538,785		$5,828,400
US Treasury Note 6.000% due 02/15/2026 (2)	6,283,975		3,281,896		1,657,731
US Treasury Note 6.875% due 08/15/2025 (2)	3,320,679		1,734,272		876,005

	$31,698,420		$16,554,953		$8,362,136

(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedule of Investments

December 31, 2014

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(3,493,625)	-3.22%	$—	0.00%
Various base metals futures contracts (U.S.)	(13,775)	-0.01%	—	0.00%
Various currency futures contracts (U.S.)	(254,409)	-0.23%	—	0.00%
Various energy futures contracts (Europe)	(12,920)	-0.01%	—	0.00%
Various energy futures contracts (Far East)	(2,738)	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(1,406,837)	-1.30%	—	0.00%
Various interest rates futures contracts (Canada)	84,291	0.08%	—	0.00%
Various interest rates futures contracts (Europe)	1,312,057	1.21%	—	0.00%
Various interest rates futures contracts (Far East)	217,701	0.20%	—	0.00%
Various interest rates futures contracts (Oceanic)	164,422	0.15%	—	0.00%
Various interest rates futures contracts (U.S.)	298,985	0.28%	—	0.00%
Various precious metal futures contracts (Far East)	6,195	0.01%	—	0.00%
Various precious metal futures contracts (U.S.)	(57,380)	-0.05%	—	0.00%
Various soft futures contracts (Canada)	(1,360)	0.00%	—	0.00%
Various soft futures contracts (Europe)	8,013	0.01%	—	0.00%
Various soft futures contracts (Oceanic)	(864)	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(208,634)	-0.19%	—	0.00%
Various stock index futures contracts (Canada)	17,918	0.02%	—	0.00%
Various stock index futures contracts (Europe)	231,293	0.21%	—	0.00%
Various stock index futures contracts (Far East)	(6,494)	-0.01%	—	0.00%
Various stock index futures contracts (Oceanic)	(1,389)	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	337,695	0.31%	—	0.00%

Total Long Futures Contracts	$(2,781,855)	-2.54%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$3,165,035	2.92%	$—	0.00%
Various base metals futures contracts (U.S.)	19,963	0.02%	—	0.00%
Various currency futures contracts (Far East)	(3,383)	0.00%	—	0.00%
Various currency futures contracts (U.S.)	462,616	0.43%	—	0.00%
Various energy futures contracts (Europe)	49,517	0.05%	—	0.00%
Various energy futures contracts (Far East)	5,389	0.00%	—	0.00%
Various energy futures contracts (U.S.)	2,602,685	2.40%	—	0.00%
Various interest rates futures contracts (Canada)	11	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(261,457)	-0.24%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	(1,673)	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(20,699)	-0.02%	—	0.00%
Various precious metal futures contracts (Far East)	(1,052)	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	112,155	0.10%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	19,813	0.02%	—	0.00%
Various soft futures contracts (Far East)	(4,709)	0.00%	—	0.00%
Various soft futures contracts (U.S.)	438,427	0.40%	—	0.00%
Various stock index futures contracts (Africa)	(4,181)	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(13,338)	-0.01%	—	0.00%
Various stock index futures contracts (Far East)	129	0.00%	—	0.00%
Various stock index futures contracts (Mexico)	(4,380)	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	(9,866)	-0.01%	—	0.00%
Various stock index futures contracts (U.S.)	(51,856)	-0.05%	—	0.00%

Total Short Futures Contracts	$6,499,146	6.01%	$—	0.00%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$(419,742)	-0.39%	$—	0.00%

Total Currency Forwards	$(419,742)	-0.39%	$—	0.00%

Total Open Trade Equity (Deficit)	$3,297,549	3.08%	$—	0.00%

SWAPS (1)
Frontier XXXIV Balanced select swap (U.S.)	$18,246,954	16.82%	$—	0.00%

Total Swaps	$18,246,954	16.82%	$—	0.00%

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
U.S. TREASURY SECURITIES (2)

FACE VALUE	Fair Value		Fair Value
$ 15,000,000 US Treasury Note 2.250% due 11/15/2024 (Cost $14,966,695)	$28,539,451	26.31%	$4,440,707	29.08%
$ 75,000,000 US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	8,594,691	7.92%	1,337,325	8.76%
$ 20,000,000 US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	4,491,718	4.14%	698,907	4.58%

	$41,625,860	38.37%	$6,476,939	42.42%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
US Treasury Note 2.250% due 11/15/2024 (2)	$22,306,974		$3,470,942
US Treasury Note 6.000% due 02/15/2026 (2)	5,948,526		925,584
US Treasury Note 6.875% due 08/15/2025 (2)	4,461,395		694,188

	$32,716,896		$5,090,714

Additional Disclosure on U.S. Treasury Securities	Cost		Cost
US Treasury Note 2.250% due 11/15/2024 (2)	$29,617,482		$4,608,448
US Treasury Note 6.000% due 02/15/2026 (2)	8,423,893		1,310,749
US Treasury Note 6.875% due 08/15/2025 (2)	4,451,489		692,647

	$42,492,864		$6,611,844

(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedule of Investments

December 31, 2014

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
SWAPS (2)

Brevan Howard Total Return Swap	$—	0.00%	$7,540,465	45.52%

Total Swaps	$—	0.00%	$7,540,465	45.52%

U.S. TREASURY SECURITIES (1)

FACE VALUE	Fair Value		Fair Value
$ 15,000,000 US Treasury Note 2.250% due 11/15/2024 (Cost $14,966,695)	$20,290,171	50.66%	$4,659,730	28.13%
$ 75,000,000 US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	6,110,410	15.26%	1,403,284	8.47%
$ 20,000,000 US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	3,193,393	7.97%	733,378	4.43%

	$29,593,974	73.89%	$6,796,392	41.03%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
US Treasury Note 2.250% due 11/15/2024 (1)	$15,859,181		$3,642,133
US Treasury Note 6.000% due 02/15/2026 (1)	4,229,115		971,236
US Treasury Note 6.875% due 08/15/2025 (1)	3,171,836		728,427

	$23,260,132		$5,341,796

Additional Disclosure on U.S. Treasury Securities	Cost		Cost
US Treasury Note 2.250% due 11/15/2024 (1)	$21,056,599		$4,835,745
US Treasury Note 6.000% due 02/15/2026 (1)	5,988,981		1,375,397
US Treasury Note 6.875% due 08/15/2025 (1)	3,164,794		726,809

	$30,210,374		$6,937,951

(1)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedules of Investments

December 31, 2013

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(19,944)	-0.07%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	219,147	0.77%
Natural Gas Settling 3/1/2014 (Number of Contracts: 228)	—	0.00%	—	0.00%	(353,048)	-1.25%
NYH RBOB Unleaded Gas Settling 3/1/2014 (Number of Contracts: 228)	—	0.00%	—	0.00%	(783,703)	-2.77%
Crude Oil Settling 12/1/2014 (Number of Contracts: 298)	—	0.00%	—	0.00%	301,246	1.06%
Natural Gas Settling 11/1/2014 (Number of Contracts: 621)	—	0.00%	—	0.00%	629,139	2.22%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(202,474)	-0.71%
90 Day Euro Time Deposit Settling 12/1/2017 (Number of Contracts: 539)	—	0.00%	—	0.00%	(372,810)	-1.32%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(227,156)	-0.80%
Corn Settling 3/1/2014 (Number of Contracts: 383)	—	0.00%	—	0.00%	(691,458)	-2.44%
Wheat Settling 3/1/2014 (Number of Contracts: 269)	—	0.00%	—	0.00%	(296,457)	-1.05%
Soybean Oil Settling 3/1/2014 (Number of Contracts: 243)	—	0.00%	—	0.00%	(305,094)	-1.08%
Sugar #11 Settling 3/1/2014 (Number of Contracts: 861)	—	0.00%	—	0.00%	(820,016)	-2.89%
Cocoa Settling 5/1/2014 (Number of Contracts: 608)	—	0.00%	—	0.00%	(420,759)	-1.48%
Corn Settling 7/1/2014 (Number of Contracts: 300)	—	0.00%	—	0.00%	(496,709)	-1.75%
Sugar #11 Settling 10/1/2014 (Number of Contracts: 273)	—	0.00%	—	0.00%	(252,778)	-0.89%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	16,272	0.06%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	77,870	0.27%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	123,274	0.44%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(70,059)	-0.25%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	(10,009)	-0.04%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$(3,955,526)	-13.97%

SHORT FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	$—	0.00%	$—	0.00%	$77,986	0.28%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(96,753)	-0.34%
NYH RBOB Unleaded Gas Settling 2/1/2014 (Number of Contracts: 509)	—	0.00%	—	0.00%	820,130	2.89%
Natural Gas Settling 10/1/2014 (Number of Contracts: 636)	—	0.00%	—	0.00%	(751,854)	-2.65%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	51,261	0.18%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	45,124	0.16%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	86,363	0.30%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	419,725	1.48%
Live Cattle Settling 2/1/2014 (Number of Contracts: 740)	—	0.00%	—	0.00%	(312,529)	-1.10%
Cocoa Settling 3/1/2014 (Number of Contracts: 616)	—	0.00%	—	0.00%	484,656	1.71%
Corn Settling 5/1/2014 (Number of Contracts: 383)	—	0.00%	—	0.00%	1,111,467	3.92%
Soybean Oil Settling 5/1/2014 (Number of Contracts: 243)	—	0.00%	—	0.00%	303,319	1.07%
Sugar #11 Settling 5/1/2014 (Number of Contracts: 861)	—	0.00%	—	0.00%	752,965	2.66%
Wheat Settling 7/1/2014 (Number of Contracts: 439)	—	0.00%	—	0.00%	412,861	1.46%
Corn Settling 9/1/2014 (Number of Contracts: 217)	—	0.00%	—	0.00%	311,918	1.10%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	34,183	0.12%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	13,635	0.05%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$3,764,457	13.29%

Total Open Trade Equity (Deficit)	$—	0.00%	$—	0.00%	$(191,069)	-0.68%

OPTIONS PURCHASED *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$75,490	0.27%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	23,250	0.08%

Total Options Purchased	$—	0.00%	$—	0.00%	$98,740	0.35%

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
OPTIONS WRITTEN *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(152,500)	-0.54%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(20,150)	-0.07%

Total Options Written	$—	0.00%	$—	0.00%	$(172,650)	-0.61%

Swaps (1)
Frontier XXXV Diversified select swap (U.S.)	$3,437,632	5.42%	$—	0.00%	$—	0.00%
Frontier XXXVII L/S select swap (U.S.)	—	0.00%	—	0.00%	2,456,545	8.67%

Total Swaps	$3,437,632	5.42%	$—	0.00%	$2,456,545	8.67%

U.S. TREASURY SECURITIES (2)

	Fair Value		Fair Value		Fair Value
U.S. Treasury Note 1.125% due 12/31/2019 (Cost $11,178,122)	$2,132,506	3.36%	$1,313,588	3.89%	$945,470	3.34%
U.S. Treasury Note 2.000% due 09/30/2020 (Cost $11,611,497)	2,206,296	3.48%	1,359,041	4.02%	978,186	3.45%
U.S. Treasury Note 2.500% due 08/15/2023 (Cost $25,034,823)	4,707,262	7.42%	2,899,594	8.59%	2,087,017	7.37%
U.S. Treasury Note 2.125% due 08/15/2021 (Cost $13,066,678)	2,470,925	3.89%	1,522,048	4.51%	1,095,512	3.87%
U.S. Treasury Note 2.000% due 11/15/2021 (Cost $12,945,421)	2,434,606	3.84%	1,499,676	4.44%	1,079,409	3.81%
U.S. Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	18,766,111	29.57%	11,559,610	34.22%	8,320,163	29.36%
U.S. Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	5,337,711	8.41%	3,287,940	9.74%	2,366,533	8.35%

	$38,055,417	59.97%	$23,441,497	69.41%	16,872,290	59.55%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
U.S. Treasury Note 1.125% due 12/31/2019	$2,259,609		$1,391,881		$1,001,823
U.S. Treasury Note 2.000% due 09/30/2020	2,259,609		1,391,881		1,001,823
U.S. Treasury Note 2.500% due 08/15/2023	4,912,193		3,025,828		2,177,875
U.S. Treasury Note 2.125% due 08/15/2021	2,554,340		1,573,431		1,132,495
U.S. Treasury Note 2.000% due 11/15/2021	2,554,340		1,573,431		1,132,495
U.S. Treasury Note 6.000% due 02/15/2026	14,736,578		9,077,484		6,533,625
U.S. Treasury Note 6.875% due 08/15/2025	3,929,754		2,420,662		1,742,300

	$33,206,423		$20,454,598		$14,722,436

	Cost		Cost		Cost
U.S. Treasury Note 1.125% due 12/31/2019	$2,196,364		$1,352,923		$973,782
U.S. Treasury Note 2.000% due 09/30/2020	2,281,516		1,405,376		1,011,536
U.S. Treasury Note 2.500% due 08/15/2023	4,919,035		3,030,043		2,180,909
U.S. Treasury Note 2.125% due 08/15/2021	2,567,442		1,581,501		1,138,304
U.S. Treasury Note 2.000% due 11/15/2021	2,543,616		1,566,825		1,127,740
U.S. Treasury Note 6.000% due 02/15/2026	19,566,094		12,052,384		8,674,845
U.S. Treasury Note 6.875% due 08/15/2025	5,565,047		3,427,975		2,467,325

	$39,639,114		$24,417,027		$17,574,441

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedules of Investments

December 31, 2013

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	$334,372	0.27%	$—	0.00%
Various energy futures contracts (U.S.)	(30,732)	-0.03%	—	0.00%
Various interest rates futures contracts (Canada)	(53,579)	-0.04%	—	0.00%
Various interest rates futures contracts (Europe)	(610,796)	-0.50%	—	0.00%
Various interest rates futures contracts (Far East)	(220,508)	-0.18%	—	0.00%
Various interest rates futures contracts (Oceanic)	59,057	0.05%	—	0.00%
Various interest rates futures contracts (U.S.)	(587,594)	-0.48%	—	0.00%
Various soft futures contracts (Europe)	(4,921)	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(78,886)	-0.06%	—	0.00%
Various stock index futures contracts (Africa)	2,058	0.00%	—	0.00%
Various stock index futures contracts (Canada)	228,344	0.19%	—	0.00%
Various stock index futures contracts (Europe)	1,201,346	0.99%	—	0.00%
Various stock index futures contracts (Far East)	612,504	0.50%	—	0.00%
Various stock index futures contracts (Oceanic)	215,856	0.18%	—	0.00%
Various stock index futures contracts (U.S.)	1,264,903	1.04%	—	0.00%
Various base metals futures contracts (U.S.)	61,613	0.05%	—	0.00%
Various base metals futures contracts (Europe)	274,544	0.23%	—	0.00%
Various precious metal futures contracts (U.S.)	(1,599)	0.00%	—	0.00%

Total Long Futures Contracts	$2,665,982	2.21%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	$678,490	0.56%	$—	0.00%
Various energy futures contracts (U.S.)	(28,690)	-0.02%	—	0.00%
Various interest rates futures contracts (Canada)	22,659	0.02%	—	0.00%
Various interest rates futures contracts (Europe)	180,840	0.15%	—	0.00%
Various interest rates futures contracts (Far East)	13,953	0.01%	—	0.00%
Various interest rates futures contracts (Oceanic)	(9,507)	-0.01%	—	0.00%
Various interest rates futures contracts (U.S.)	202,638	0.17%	—	0.00%
Various soft futures contracts (Europe)	2,312	0.00%	—	0.00%
Various soft futures contracts (U.S.)	291,787	0.24%	—	0.00%
Various stock index futures contracts (Far East)	(4,464)	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	7,197	0.01%	—	0.00%
Various base metals futures contracts (Europe)	(627,969)	-0.52%	—	0.00%
Various precious metal futures contracts (U.S.)	80,668	0.07%	—	0.00%

Total Short Futures Contracts	$809,914	0.68%	$—	0.00%

CURRENCY FORWARDS *
Various currency forwards contracts	$459,356	0.38%	$—	0.00%

Total Currency Forwards	$459,356	0.38%	$—	0.00%

Total Open Trade Equity (Deficit)	$3,935,252	3.27%	$—	0.00%

OPTIONS PURCHASED *
Various stock index futures contracts (U.S.)	$165,915	0.14%	$—	0.00%

Total Options Purchased	$165,915	0.14%	$—	0.00%

OPTIONS WRITTEN *
Various stock index futures contracts (U.S.)	$(183,856)	-0.15%	$—	0.00%

Total Options Written	$(183,856)	-0.15%	$—	0.00%

Swaps (1)
Frontier XXXIV Balanced select swap (U.S.)	$10,122,003	8.31%	$—	0.00%

Total Swaps	$10,122,003	8.31%	$—	0.00%

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
U.S. TREASURY SECURITIES (2)
	Fair Value		Fair Value
U.S. Treasury Note 1.125% due 12/31/2019 (Cost $11,178,122)	$3,841,258	3.15%	$577,408	3.28%
U.S. Treasury Note 2.000% due 09/30/2020 (Cost $11,611,497)	3,974,175	3.26%	597,388	3.39%
U.S. Treasury Note 2.500% due 08/15/2023 (Cost $25,034,823)	8,479,137	9.96%	1,274,563	7.24%
U.S. Treasury Note 2.125% due 08/15/2021 (Cost $13,066,678)	4,450,849	3.65%	669,041	3.80%
U.S. Treasury Note 2.000% due 11/15/2021 (Cost $12,945,421)	4,385,427	3.60%	659,207	3.74%
U.S. Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	33,802,791	27.75%	5,081,211	28.85%
U.S. Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	9,614,758	7.89%	1,445,267	8.21%

	$68,548,395	59.26%	$10,304,085	58.51%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
U.S. Treasury Note 1.125% due 12/31/2019	$4,070,207		$611,824
U.S. Treasury Note 2.000% due 09/30/2020	4,070,207		611,824
U.S. Treasury Note 2.500% due 08/15/2023	8,848,276		1,330,051
U.S. Treasury Note 2.125% due 08/15/2021	4,601,103		691,627
U.S. Treasury Note 2.000% due 11/15/2021	4,601,103		691,627
U.S. Treasury Note 6.000% due 02/15/2026	26,544,827		3,990,153
U.S. Treasury Note 6.875% due 08/15/2025	7,078,621		1,064,041

	$59,814,344		$8,991,147

	Cost		Cost
U.S. Treasury Note 1.125% due 12/31/2019	$3,956,284		$594,699
U.S. Treasury Note 2.000% due 09/30/2020	4,109,669		617,755
U.S. Treasury Note 2.500% due 08/15/2023	8,860,601		1,331,904
U.S. Treasury Note 2.125% due 08/15/2021	4,624,703		695,174
U.S. Treasury Note 2.000% due 11/15/2021	4,581,786		688,723
U.S. Treasury Note 6.000% due 02/15/2026	35,244,178		5,297,818
U.S. Treasury Note 6.875% due 08/15/2025	10,024,255		1,506,821

	$71,401,476		$10,732,894

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedules of Investments

December 31, 2013

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
Swaps (1)
Frontier Brevan Howard swap (U.S.)	$—	0.00%	$5,435,184	32.75%

Total Swaps	$—	0.00%	$5,435,184	32.75%

U.S. TREASURY SECURITIES (2)

	Fair Value		Fair Value
U.S. Treasury Note 1.125% due 12/31/2019 (Cost $11,178,122)	$1,546,657	4.22%	$494,659	2.98%
U.S. Treasury Note 2.000% due 09/30/2020 (Cost $11,611,497)	1,600,175	4.37%	511,775	3.08%
U.S. Treasury Note 2.500% due 08/15/2023 (Cost $25,034,823)	3,414,067	9.32%	1,091,902	6.58%
U.S. Treasury Note 2.125% due 08/15/2021 (Cost $13,066,678)	1,792,104	4.89%	573,159	3.45%
U.S. Treasury Note 2.000% due 11/15/2021 (Cost $12,945,421)	1,765,763	4.82%	564,734	3.40%
U.S. Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	13,610,622	37.17%	4,353,009	26.24%
U.S. Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	3,871,317	10.57%	1,238,142	7.47%

	$27,600,705	75.36%	$8,827,380	53.20%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
U.S. Treasury Note 1.125% due 12/31/2019	$1,638,841		$524,142
U.S. Treasury Note 2.000% due 09/30/2020	1,638,841		524,142
U.S. Treasury Note 2.500% due 08/15/2023	3,562,699		1,139,438
U.S. Treasury Note 2.125% due 08/15/2021	1,852,603		592,508
U.S. Treasury Note 2.000% due 11/15/2021	1,852,603		592,508
U.S. Treasury Note 6.000% due 02/15/2026	10,688,096		3,418,314
U.S. Treasury Note 6.875% due 08/15/2025	2,850,159		911,550

	$24,083,842		$7,702,602

	Cost		Cost
U.S. Treasury Note 1.125% due 12/31/2019	$1,592,971		$509,471
U.S. Treasury Note 2.000% due 09/30/2020	1,654,731		529,223
U.S. Treasury Note 2.500% due 08/15/2023	3,567,661		1,141,025
U.S. Treasury Note 2.125% due 08/15/2021	1,862,105		595,547
U.S. Treasury Note 2.000% due 11/15/2021	1,844,825		590,020
U.S. Treasury Note 6.000% due 02/15/2026	14,190,831		4,538,575
U.S. Treasury Note 6.875% due 08/15/2025	4,036,199		1,290,875

	$28,749,323		$9,194,736

(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Operations

For the years Ended December 31, 2014, 2013 and 2012

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/ Short Commodity Fund
	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013		12/31/2012
Investment income:
Interest—net	$579,067	$1,544,382	$2,199,327	$298,175	$757,793	$1,038,493	$216,027	$945,988		$1,385,312

Total Income	579,067	1,544,382	2,199,327	298,175	757,793	1,038,493	216,027	945,988		1,385,312

Expenses:
Incentive Fees	4,461,365	760,048	3,269,159	1,123,545	—	488,081	253,177	—		1,059,104
Management Fees	1,042,209	1,417,230	1,896,102	903,032	1,271,594	1,429,284	821,891	2,055,684		3,459,419
Service Fees—Class 1	499,021	1,000,514	1,476,222	309,234	639,244	786,529	132,136	307,350		462,999
Trading Fees	1,287,161	2,113,117	2,955,458	603,389	1,045,459	1,312,873	280,737	658,060		1,029,157

Total Expenses	7,289,756	5,290,909	9,596,941	2,939,200	2,956,297	4,016,767	1,487,941	3,021,094		6,010,679

Investment (loss)—net	(6,710,689)	(3,746,527)	(7,397,614)	(2,641,025)	(2,198,504)	(2,978,274)	(1,271,914)	(2,075,106)		(4,625,367)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	15,855,703	734,081	—	—	—	1,805,910	(2,580,860)	(3,943,031)		(25,872,829)
Net change in open trade equity/(deficit)	1,421,570	(566,777)	—	—	—	(776,298)	961,346	(332,329)		20,181,816
Net realized gain/(loss) on swap contracts	—	—	—	—	—	(55,669)	—	—		(58,693)
Net unrealized gain/(loss) on swap contracts	3,132,776	37,632	(106,862)	—	—	(2,775)	1,176,514	(423,454)		(20,529)
Net realized gain/(loss) on U.S. Treasury securities	(84,779)	221,284	(23,719)	(51,271)	107,483	222,749	(36,613)	138,776		289,571
Net unrealized gain/(loss) on U.S. Treasury securities	2,895,653	(1,417,353)	461,598	1,525,265	(785,652)	(343,628)	1,119,787	(731,749)		(446,969)
Trading commissions	(543,142)	(5,417)	(719,255)	—	—	(171,933)	(415,315)	(1,332,595)		(1,813,623)
Change in fair value of investments in unconsolidated trading companies	5,136,823	(4,524,387)	2,466,586	6,619,189	(1,374,353)	2,867,366	1,357,919	(676,035)		(3,343,198)

Net gain/(loss) on investments	27,814,604	(5,520,937)	2,078,348	8,093,183	(2,052,522)	3,545,722	1,582,778	(7,300,417)		(11,084,454)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	21,103,955	(9,267,464)	(5,319,266)	5,452,158	(4,251,026)	567,448	310,864	(9,375,523)		(15,709,821)

Less: Operations attributable to non-controlling interests	6,816,250	—	—	—	—	(51,430)	(766,822)	(3,331,127)		(9,167,707)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$14,287,705	$(9,267,464)	$(5,319,266)	$5,452,158	$(4,251,026)	$618,878	$1,077,686	$(6,044,396)		$(6,542,114)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$25.99	$(7.30)	$(5.00)	$24.78	$(9.28)	$0.86	N/A	N/A		$(0.72)
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A	$8.39	$(15.85)		$(13.13)
Class 2	$30.32	$(6.13)	$(3.48)	$29.07	$(8.15)	$2.78	$13.04	$(20.39)		$(16.32)
Class 2a	N/A	N/A	N/A	N/A	N/A	N/A	$11.01	$(15.11)		$(11.78)
Class 3	$30.82 (2)	N/A (2)	N/A	$27.15 (3)	N/A (3)	N/A	$13.04	$(20.39)		$(16.27)
Class 3a	N/A	N/A	N/A	N/A	N/A	N/A	$11.30 (1)	$(9.13	)(1)	N/A (1)

(1)	Class 3a operations began June 17, 2013.
(2)	Class 3 operations began December 16, 2013.
(3)	Class 3 operations began February 25, 2014.

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Statements of Operations

For the years Ended December 31, 2014, 2013 and 2012

	Equinox Frontier Balanced Fund			Equinox Frontier Select Fund
	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012
Investment income:
Interest—net	$27,454	$280,359	$276,272	$—	$261,102	$263,049

Total Income/(loss)	27,454	280,359	276,272	—	261,102	263,049

Expenses:
Incentive Fees	3,620,437	1,348,994	7,081,173	363,142	—	65,989
Management Fees	1,092,555	1,556,049	2,533,302	496,959	626,553	1,272,443
Service Fees—Class 1	2,027,439	3,292,195	4,987,704	394,486	575,265	865,891
Trading Fees	694,288	1,153,606	1,784,001	109,839	163,311	244,837

Total Expenses	7,434,719	7,350,844	16,386,180	1,364,426	1,365,129	2,449,160

Investment (loss)—net	(7,407,265)	(7,070,485)	(16,109,908)	(1,364,426)	(1,104,027)	(2,186,111)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	14,306,201	5,897,135	22,272,341	—	—	—
Net change in open trade equity/(deficit)	(375,319)	2,917,532	103,164	—	—	—
Net realized gain/(loss) on swap contracts	—	(3,554,723)	(175,294)	—	—	(34,232)
Net unrealized gain/(loss) on swap contracts	8,120,996	2,486,559	(1,334,281)	—	—	(2,448)
Net realized gain/(loss) on U.S. Treasury securities	(152,688)	362,137	757,245	(25,780)	78,233	160,314
Net unrealized gain/(loss) on U.S. Treasury securities	4,748,522	(2,496,948)	(1,186,676)	679,186	(419,974)	(239,713)
Trading commissions	(1,140,405)	(1,768,376)	(5,037,378)	—	—	—
Change in fair value of investments in unconsolidated trading companies	6,355,205	(10,333,444)	(8,016,764)	3,146,402	1,862,939	(1,934,275)
Net realized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—	—	—	—	—	(2,172,987)
Net unrealized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—	—	—	—	—	2,084,880

Net gain/(loss) on investments	31,862,512	(6,490,128)	7,382,357	3,799,808	1,521,198	(2,138,461)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	24,455,247	(13,560,613)	(8,727,551)	2,435,382	417,171	(4,324,572)

Less: Operations attributable to non-controlling interests	5,090,748	2,591,885	—	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$19,364,501	$(16,152,498)	$(8,727,551)	$2,435,382	$417,171	$(4,324,572)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$25.25	$(10.03)	$(8.18)	$15.75	$1.20	$(12.36)
Class 1a	N/A	N/A	$(4.13)	N/A	N/A	N/A
Class 1AP (1)	$30.58	N/A	N/A	$21.29	N/A	N/A
Class 2	$38.67	$(8.71)	$(5.82)	$24.34	$4.59	$(12.29)
Class 2a	$34.22	$(5.56)	$(3.99)	N/A	N/A	N/A
Class 3a	$34.11	$(5.55)	$(4.40)	N/A	N/A	N/A

(1)	Class 1AP was created as a sub-class of Class 1 as of July 31, 2014, and it has been presented separately because the fees applicable to it are different from those applicable to Class 1 generally
(2)	Class 1a operations ceased July 17, 2012 and all remaing Class 1a Units were exchanged for Class 3a Units.

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Statements of Operations

For the Years Ended December 31, 2014, 2013 and 2012

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012
Investment income/(loss):
Interest—net	$55	$283,863	$531,125	$1	$109,122	$134,302

Total Income/(Loss)	55	283,863	531,125	1	109,122	134,302

Expenses:
Incentive Fees	1,800,488	128,097	—	370,450	15,411	—
Management Fees	1,172,990	1,062,550	1,046,035	327,702	366,837	1,006,221
Service Fees—Class 1	724,365	857,710	1,046,931	270,399	423,800	624,024
Trading Fees	263,069	292,162	342,792	88,113	132,205	192,557

Total Expenses	3,960,912	2,340,519	2,435,758	1,056,664	938,253	1,822,802

Investment (loss)—net	(3,960,857)	(2,056,656)	(1,904,633)	(1,056,663)	(829,131)	(1,688,500)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—	—	—	—
Net change in open trade equity/(deficit)	—	—	—	—	—	—
Net realized gain/(loss) on swap contracts	—	—	(57,781)	—	—	(30,602)
Net unrealized gain/(loss) on swap contracts	—	—	(7,291)	2,105,281	591,793	943
Net realized gain/(loss) on U.S. Treasury securities	(59,132)	115,236	239,553	(19,370)	50,795	105,686
Net unrealized gain/(loss) on U.S. Treasury securities	2,248,070	(915,676)	(369,593)	615,266	(333,572)	(163,574)
Trading commissions	—	—	—	—	—	—
Change in fair value of investments in unconsolidated trading companies	10,414,573	5,590,566	(1,161,451)	2,137,441	2,207,133	(594,397)

Net gain/(loss) on investments	12,603,511	4,790,126	(1,356,563)	4,838,618	2,516,149	(681,944)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	8,642,654	2,733,470	(3,261,196)	3,781,955	1,687,018	(2,370,444)

Less: Operations attributable to non-controlling interests	—	—	—	969,107	264,017	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$8,642,654	$2,733,470	$(3,261,196)	$2,812,848	$1,423,001	$(2,370,444)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$36.36	$8.86	$(10.40)	$28.23	$7.50	$(10.18)
Class 1AP (1)	$39.25	N/A	N/A	$33.13	N/A	N/A
Class 2	$52.06	$15.87	$(7.52)	$42.35	$13.54	$(9.03)

(1)	Class 1AP was created as a sub-class of Class 1 as of July 31, 2014, and it has been presented separately because the fees applicable to it are different from those applicable to Class 1 generally

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2014, 2013 and 2012

	Equinox Frontier Diversified Fund								Equinox Frontier Masters Fund
	Class 1	Class 1	Class 2	Class 2	Class 3 (2)	Class 3 (2)			Class 1	Class 1	Class 2	Class 2	Class 3	Class 3
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Owners’ Capital, December 31, 2011	$27,334	$72,397,572	$1,486,740	$60,061,958	$—	$—	$—	$133,973,604	$27,569	$34,062,567	$589,893	$18,144,968	$—	$—	$58,412	$52,883,409

Sale of Units	—	5,284,631	—	8,821,416	—	—	—	14,106,047	—	7,569,805	—	2,139,804	—	—	—	9,709,609
Redemption of Units	—	(15,292,787)	—	(12,286,026)	—	—	—	(27,578,813)	—	(7,177,491)	—	(4,489,835)	—	—	—	(11,667,326)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,278,332)	(2,278,332)
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,455,785	6,455,785
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,184,435)	(4,184,435)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(51,430)	(51,430)
Net increase/(decrease) in Owners’ Capital resulting from operations	(1,375)	(3,415,439)	(49,767)	(1,852,685)	—	—	—	(5,319,266)	235	120,814	15,615	482,214	—	—	—	618,878

Owners’ Capital, December 31, 2012	25,959	58,973,977	1,436,973	54,744,663	—	—	—	115,181,572	27,804	34,575,695	605,508	16,277,151	—	—	—	51,486,158
Sale of Units	—	1,513,497	—	5,658,402	—	—	—	7,171,899	—	2,886,992	—	599,084	24,204	214,371	—	3,724,651
Redemption of Units	—	(26,569,016)	—	(23,057,953)	—	—	—	(49,626,969)	(24,204)	(11,232,717)	—	(5,932,078)	—	—	—	(17,188,999)
Net increase/(decrease) in Owners’ Capital resulting from operations	(2,006)	(5,198,364)	(87,637)	(3,979,457)	—	—	—	(9,267,464)	(3,600)	(3,114,475)	(45,840)	(1,097,663)	1,070	9,482	—	(4,251,026)

	Equinox Frontier Diversified Fund								Equinox Frontier Masters Fund
	Class 1	Class 1	Class 2	Class 2	Class 3 (2)	Class 3 (2)			Class 1	Class 1	Class 2	Class 2	Class 3	Class 3
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Owners’ Capital, December 31, 2013	23,953	28,720,094	1,349,336	33,365,655	—	—	—	63,459,038	—	23,115,495	559,668	9,846,494	25,274	223,853	—	33,770,784
Sale of Units	—	954,684	—	695,759	23,159	5,610,324	—	7,283,926	—	574,921	—	35,000	—	5,049,885	—	5,659,806
Redemption of Units	(23,159)	(14,916,417)	—	(8,646,009)	—	(1,437,479)	—	(25,023,060)	—	(14,142,871)	—	(3,624,212)	—	(1,407,811)	—	(19,174,894)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	5,601,517	5,601,517	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	6,816,250	6,816,250	—	—	—	—	—	—	—	—
Net increase in capital resulting from operations attributable to controlling interest
	(794)	4,436,675	1,167,543	7,292,008	8,473	1,383,804	—	14,287,705	—	2,303,366	163,539	1,888,254	7,467	1,089,532	—	5,452,158

Owners’ Capital, December 31, 2014	$—	$19,195,036	$2,516,879	$32,707,413	$31,632	$5,556,649	$12,417,767	$72,425,376	$—	$11,850,911	$723,207	$8,145,536	$32,741	$4,955,459	$—	$25,707,854

Owners’ Capital—Units, December 31, 2011	275	728,370	14,301	577,736	—	—			275	339,777	5,627	173,083	—	—
Sale of Units	—	54,154	—	86,394	—	—			—	72,823	—	19,330	—	—
Redemption of Units	—	(157,784)	—	(119,304)	—	—			—	(70,626)	—	(41,151)	—	—

Owners’ Capital—Units, December 31, 2012	275	624,740	14,301	544,826	—	—			275	341,974	5,627	151,262	—	—

Sale of Units	(275)	17,085	275	61,537	—	—			—	29,925	—	5,701	275	2,436
Redemption of Units	—	(311,820)	—	(253,012)	—	—			(275)	(120,181)	—	(57,966)	—	—

Owners’ Capital—Units, December 31, 2013	—	330,005	14,576	353,351	—	—			—	251,718	5,627	98,997	275	2,436

Sale of Units	—	10,369	—	6,902	—	63,274			—	5,990	—	364	—	53,790
Redemption of Units	—	(170,649)	—	(92,295)	—	(14,691)			—	(156,076)	—	(35,985)	—	(14,604)

Owners’ Capital—Units, December 31, 2014	—	169,725	14,576	267,958	—	48,583			—	101,632	5,627	63,376	275	41,622

		(1)		(1)		(1)				(1)		(1)		(1)

	Equinox Frontier Diversified Fund								Equinox Frontier Masters Fund
	Class 1	Class 1	Class 2	Class 2	Class 3 (2)	Class 3 (2)			Class 1	Class 1	Class 2	Class 2	Class 3	Class 3
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Net asset value per unit at December 31, 2011		$99.40		$103.96		$—				$100.25		$104.83		$—
Change in net asset value per unit for the year ended December 31, 2012		(5.00)		(3.48)		—				0.86		2.78		—

Net asset value per unit at December 31, 2012		94.40		100.48		—				101.11		107.61		88.01
Change in net asset value per unit for the year ended December 31, 2013		(7.30)		(6.13)		—				(9.28)		(8.15)		3.90

Net asset value per unit at December 31, 2013		87.10		94.35		84.21				$91.83		$99.46		$91.91
Change in net asset value per unit for the year ended December 31, 2014		25.99		30.32		30.82				24.78		29.07		27.15

Net asset value per unit at December 31, 2014		$113.09		$124.67		$115.03				$116.61		$128.53		$119.06

(1)	Values are for both the Managing Owner and Limited Owners.
(2)	Class 3 trading began on February 24, 2014.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2014, 2013 and 2012

		Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2		Class 3	Class 1a	Class 1a	Class 2a		Class 3a
	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Owners’ Capital, December 31, 2011	$4,159,047	$499,336	$8,689,426	$27,810,058	$14,271	$18,877,124	$282,740	$10,628,724	$—	$—	$10,223,579	$81,184,305
Sale of Units	9,530	—	—	3,925,505	—	4,928,552	—	3,738,903	—	—	—	12,602,490
Redemption of Units	(4,103,566)	—	(1,435,641)	(9,676,302)	—	(2,574,932)	—	(2,705,180)	—	—	—	(20,495,621)
Change in control of ownership - Trading Companies		—	—	—	—	—	—	—	—	—	7,337,360	7,337,360
Contributions	—	—	—	—	—	—	—	—	—	—	55,863,801	55,863,801
Distributions	—	—	—	—	—	—	—	—	—	—	(59,430,350)	(59,430,350)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(9,167,707)	(9,167,707)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(65,011)	(50,325)	(804,011)	(2,298,214)	(1,539)	(2,259,938)	(26,180)	(1,036,896)	—	—	—	(6,542,114)

Owners’ Capital, December 31, 2012	—	449,011	6,449,774	19,761,047	12,732	18,970,806	256,560	10,625,551	—	—	4,826,683	61,352,164
Sale of Units	—	—	—	—	—	732,853	—	251,400	11,990	298,712	—	1,294,955
Redemption of Units	—	—	(2,799,533)	(8,155,026)	(11,990)	(8,669,037)	—	(6,987,180)	—	(48,178)	—	(26,670,944)
Change in control of ownership - Trading Companies		—	—	—	—	—	—	—	—	—	168,081	168,081
Contributions	—	—	—	—	—	—	—	—	—	—	6,938,123	6,938,123
Distributions	—	—	—	—	—	—	—	—	—	—	(5,372,718)	(5,372,718)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(3,331,127)	(3,331,127)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	—	(62,840)	(664,614)	(1,986,425)	(742)	(2,281,796)	(33,589)	(1,009,337)	(999)	(4,054)	—	(6,044,396)

Owners’ Capital, December 31, 2013	—	386,171	2,985,627	9,619,596	—	8,752,826	222,971	2,880,434	10,991	246,480	3,229,042	28,334,138
Sale of Units	—	—	—	—	—	107,716	—	—	—	514,745	—	622,461
Redemption of Units	—	—	(2,130,879)	(2,978,679)	—	(3,407,382)	—	(1,485,154)	—	(186,230)	—	(10,188,324)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	—	—	—	(2,462,220)	(2,462,220)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(766,822)	(766,822)
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	—	40,206	(34,644)	592,182	—	323,746	24,463	59,837	1,237	70,659	—	1,077,686

Owners’ Capital, December 31, 2014	$—	$426,377	$820,104	$7,233,099	$—	$5,776,906	$247,434	$1,455,117	$12,228	$645,654	$—	$16,616,919

Owners’ Capital—Units, December 31, 2011	30,551	3,083	53,648	171,708	117	155,099	2,222	83,538	—	—

Sale of Units	71	—	—	24,441	—	41,131	—	29,630	—	—
Redemption of Units	(30,622)	—	(9,364)	(60,507)	—	(21,517)	—	(21,133)	—	—

Owners’ Capital—Units, December 31, 2012	—	3,083	44,284	135,642	117	174,713	2,222	92,035	—	—

Sale of Units	—	—	—	—	—	6,946	—	2,208	109	2,936
Redemption of Units	—	—	(20,449)	(58,868)	(117)	(87,268)	—	(65,535)	—	(482)

Owners’ Capital—Units, December 31, 2013	—	3,083	23,835	76,774	—	94,391	2,222	28,708	109	2,454

Sale of Units	—	—	—	—	—	1,292	—	—	—	5,229
Redemption of Units	—	—	(17,905)	(24,489)	—	(38,553)	—	(15,639)	—	(1,906)

Owners’ Capital—Units, December 31, 2014	—	3,083	5,930	52,285	—	57,130	2,222	13,069	109	5,777

						(1)		(1)		(1)

			Equinox Frontier Long/Short Commodity Fund
	Class 1		Class 2		Class 3	Class 1a	Class 1a	Class 2a		Class 3a
	Limited Owners		Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Net asset value per unit at December 31, 2011	136.13			161.97	161.96		121.71		127.23		—
Change in net asset value per unit for the year ended December 31, 2012	(0.72)			(16.32)	(16.27)		(13.13)		(11.78)		—

Net asset value per unit at December 31, 2012	$135.41	(2)		145.65	145.69		108.58		115.45		109.60

Change in net asset value per unit for the year ended December 31, 2013				(20.39)	(20.39)		(15.85)		(15.11)		(9.13)

Net asset value per unit at December 31, 2013				$125.26	$125.30		$92.73		$100.34		$100.47
Change in net asset value per unit for the year ended December 31, 2014				13.04	13.04		8.39		11.01		11.30

Net asset value per unit at December 31, 2014				$138.30	$138.34		$101.12		$111.35		$111.77

(1)	Values are for both the Managing Owner and Limited Owners.
(2)	Class 1 operations ceased July 17, 2012 and all remaining Class 1a Units were exchanged for Class 3 Units.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2014, 2013 and 2012

	Equinox Frontier Balanced Fund
	Class 1	Class 1a (3)	Class 1AP (2)	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non- Controlling Interests	Total
Owners’ Capital, December 31, 2011	$183,785,318	$2,536,559	$—	$3,351,608	$60,020,959	$158,814	$2,626,016	$2,952,802	$40,633,336	$296,065,412
Sale of Units	476,872	482	—	—	16,101	—	—	2,264,602	—	2,758,057
Redemption of Units	(29,506,573)	(2,524,092)	—	—	(9,823,477)	—	(1,734,065)	(1,294,313)	—	(44,882,520)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	—	(3,881,178)	(3,881,178)
Contributions	—	—	—	—	—	—	—	—	151,972,482	151,972,482
Distributions	—	—	—	—	—	—	—	—	(148,335,019)	(148,335,019)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	4,427,312	4,427,312
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(10,848,745)	(12,949)	—	(125,824)	(1,979,799)	(4,930)	(36,315)	(146,301)	—	(13,154,863)

Owners’ Capital, December 31, 2012	143,906,872	—	—	3,225,784	48,233,784	153,884	855,636	3,776,790	44,816,933	244,969,683
Sale of Units	268,363	—	—	—	14,888	—	—	—	—	283,251
Redemption of Units	(51,009,054)	—	—	(1,547,933)	(19,738,454)	—	(458,658)	(1,302,545)	—	(74,056,644)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	—	(58,711,893)	(58,711,893)
Contributions	—	—	—	—	—	—	—	—	78,053,072	78,053,072
Distributions	—	—	—	—	—	—	—	—	(55,150,629)	(55,150,629)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	2,591,885	2,591,885
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(12,364,647)	—	—	(303,318)	(3,273,634)	(6,881)	(52,402)	(151,616)	—	(16,152,498)

Owners’ Capital, December 31, 2013	80,801,534	—	—	1,374,533	25,236,584	147,003	344,576	2,322,629	11,599,368	121,826,227
Sale of Units	154,471	—	1,011,652	—	14,424	—	—	—	—	1,180,547
Redemption of Units	(22,310,597)	—	(453,561)	(250,000)	(7,840,417)	—	(30,794)	(360,701)	—	(31,246,070)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	—	(7,745,842)	(7,745,842)
Contributions	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	5,090,748	5,090,748
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	13,452,867	—	190,184	300,822	4,714,751	42,341	97,161	566,375	—	19,364,501

Owners’ Capital, December 31, 2014	$72,098,275	$—	$748,275	$1,425,355	$22,125,342	$189,344	$410,943	$2,528,303	$8,944,274	$108,470,111

	Equinox Frontier Balanced Fund
	Class 1	Class 1a (3)	Class 1AP (2)	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non- Controlling Interests	Total
Owners’ Capital—Units, December 31, 2011	1,476,131	23,388	—	21,620	387,173	1,237	20,460	23,005

Sale of Units	3,904	4	—	—	104	—	—	17,592
Redemption of Units	(242,862)	(23,392)	—	—	(64,003)	—	(13,580)	(10,128)

Owners’ Capital—Units, December 31, 2012	1,237,173	—	—	21,620	323,274	1,237	6,880	30,469

Sale of Units	2,461	—	—	—	106	—	—	—
Redemption of Units	(479,428)	—	—	(11,836)	(143,753)	—	(3,979)	(10,854)

Owners’ Capital—Units, December 31, 2013	760,206	—	—	9,784	179,627	1,237	2,901	19,615

Sale of Units	1,437	—	9,858	—	102	—	—	—
Redemption of Units	(213,526)	—	(4,240)	(1,828)	(56,238)	—	(215)	(3,038)

Owners’ Capital—Units, December 31, 2014	548,117	—	5,618	7,956	123,491	1,237	2,686	16,577

Net asset value per unit at December 31, 2011	124.50	108.45			155.02		128.35	128.36
Change in net asset value per unit for the year ended December 31, 2012	(8.18)	(4.13)			(5.82)		(3.99)	(4.40)

Net asset value per unit at December 31, 2012	116.32	$104.32			149.20		124.36	123.96

Change in net asset value per unit for the year ended December 31, 2013	(10.03)				(8.71)		(5.56)	(5.55)

					(1)		(1)
Net asset value per unit at December 31, 2013	$106.29		$102.62		$140.49		$118.80	$118.41
Change in net asset value per unit for the year ended December 31, 2014	25.25		30.58		38.67		34.22	34.11

Net asset value per unit at December 31, 2014	$131.54		$133.20		$179.16		$153.02	$152.52

(1)	Values are for both the Managing Owner and Limited Owners.
(2)	Class 1AP was created as a sub-class of Class 1 as of July 31, 2014, and it has been presented separately because the fees applicable to it are different from those applicable to Class 1 generally
(3)	The Equinox Frontier Balanced Fund Class 1a ceased trading operations on July 17, 2012.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2014, 2013 and 2012

	Equinox Frontier Select Fund					Equinox Frontier Winton Fund					Equinox Frontier Heritage Fund
	Class 1	Class 1AP (2)	Class 2			Class 1	Class 1AP (2)	Class 2			Class 1	Class 1AP (2)	Class 2
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Owners’ Capital, December 31, 2011	$35,180,631	$—	$7,878	$4,425,463	$39,613,972	$38,345,799	$—	$34,276	$11,668,049	$50,048,124	$24,783,519	$—	$55,553	$5,934,615	$—	$30,773,687
Sale of Units	31,560	—	—	—	31,560	204,803	—	—	—	204,803	59,915	—	—	—	—	59,915
Redemption of Units	(9,042,397)	—	—	(933,922)	(9,976,319)	(5,169,260)	—	—	(862,917)	(6,032,177)	(6,118,966)	—	—	(1,590,653)	—	(7,709,619)
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(3,903,036)	—	(865)	(420,671)	(4,324,572)	(2,736,134)	—	(1,555)	(523,527)	(3,261,216)	(2,043,970)	—	(3,870)	(322,604)	—	(2,370,444)

Owners’ Capital, December 31, 2012	22,266,758	—	7,013	3,070,870	25,344,641	30,645,208	—	32,721	10,281,605	40,959,534	16,680,498	—	51,683	4,021,358	—	20,753,539
Sale of Units	14,901	—	—	—	14,901	171,785	—	—	—	171,785	40,552	—	—	—	—	40,552
Redemption of Units	(6,736,727)	—	—	(1,428,138)	(8,164,865)	(6,407,920)	—	—	(832,032)	(7,239,952)	(6,463,086)	—	—	(1,575,538)	—	(8,038,624)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,151,620	2,151,620
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	264,017	264,017
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	308,015	—	323	108,833	417,171	1,755,074	—	3,281	975,115	2,733,470	1,070,442	—	5,801	346,758	—	1,423,001

Owners’ Capital, December 31, 2013	15,852,947	—	7,336	1,751,565	17,611,848	26,164,147	—	36,002	10,424,688	36,624,837	11,328,406	—	57,484	2,792,578	2,415,637	16,594,105
Sale of Units	10,580	194,475	—	—	205,055	169,066	288,379	—	—	457,445	26,517	244,674	—	—	—	271,191
Redemption of Units	(4,337,542)	(156,681)	—	(488,584)	(4,982,807)	(5,054,720)	(266,356)	—	(352,627)	(5,673,703)	(3,615,044)	(202,374)	—	(417,710)	—	(4,235,128)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	—	—	—	—	—	—	—	154,754	154,754
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	969,107	969,107
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	2,137,578	9,991	1,716	286,097	2,435,382	5,592,385	16,019	10,762	3,023,488	8,642,654	2,021,940	16,078	18,137	756,693	—	2,812,848

Owners’ Capital, December 31, 2014	$13,663,563	$47,785	$9,052	$1,549,078	$15,269,478	$26,870,878	$38,042	$46,764	$13,095,549	$40,051,233	$9,761,819	$58,378	$75,621	$3,131,561	$3,539,498	$16,566,877

	Equinox Frontier Select Fund					Equinox Frontier Winton Fund					Equinox Frontier Heritage Fund
	Class 1	Class 1AP (2)	Class 2			Class 1	Class 1AP (2)	Class 2			Class 1	Class 1AP (2)	Class 2
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Owners’ Capital—Units, December 31, 2011	386,533	—	70	39,571		271,704	—	207	70,368		236,649	—	428	45,755
Sale of Units	361	—	—	—		1,520	—	—	—		595	—	—	—
Redemption of Units	(103,821)	—	—	(8,723)		(38,810)	—	—	(5,416)		(60,825)	—	—	(12,430)

Owners’ Capital—Units, December 31, 2012	283,073	—	70	30,848		234,414	—	207	64,952		176,419	—	428	33,325
Sale of Units	187	—	—	—		1,279	—	—	—		411	—	—	—
Redemption of Units	(84,742)	—	—	(14,028)		(48,255)	—	—	(5,098)		(65,825)	—	—	(12,518)

Owners’ Capital—Units, December 31, 2013	198,518	—	70	16,820		187,438	—	207	59,854		111,005	—	428	20,807
Sale of Units	133	2,575	—	—		1,155	2,076	—	—		253	2,477	—	—
Redemption of Units	(55,738)	(2,081)	—	(4,762)		(35,876)	(1,862)	—	(1,968)		(36,331)	(2,034)	—	(3,071)

Owners’ Capital—Units, December 31, 2014	142,913	494	70	12,058		152,717	214	207	57,886		74,927	443	428	17,736

Net asset value per unit at December 31, 2011	$91.02	$—		$111.84		$141.13	$—		$165.82		$104.73	$—		$129.70
Change in net asset value per unit for the year ended December 31, 2012	(12.36)	—		(12.29)		(10.40)	—		(7.52)		(10.18)	—		(9.03)

Net asset value per unit at December 31, 2012	78.66	—		99.55		130.73	—		158.30		94.55	—		120.67
Change in net asset value per unit for the year ended December 31, 2013	1.20	—		4.59		8.86	—		15.87		7.50	—		13.54

Net asset value per unit at December 31, 2013	79.86	75.53		104.14		139.59	138.93		174.17		102.05	98.80		134.21
Change in net asset value per unit for the year ended December 31, 2014	15.75	21.29		24.34		36.36	39.25		52.06		28.23	33.13		42.35

Net asset value per unit at December 31, 2014	$95.61	$96.82		$128.48		$175.95	$178.18		$226.23		$130.28	$131.93		$176.56

(1)	Values are for both the Managing Owner and Limited Owners.
(2)	Class 1AP was created as a sub-class of Class 1 as of July 31, 2014, and it has been presented separately because the fees applicable to it are different from those applicable to Class 1 generally

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Years Ended December 31, 2014, 2013 and 2012

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$21,103,995	$(9,267,464)	$(5,319,266)	$5,452,158	$(4,251,026)	$567,448	$310,864	$(9,375,523)	$(15,709,821)
Adjustments to reconcile net increase/(decrease) in capital
resulting from operations to net cash provided by (used in)
operating activities:
Change in:
Net change in open trade equity/(deficit), at fair value	(3,215,206)	—	—	—	—	792,372	(191,069)	(3,529,786)	(22,213,823)
Net change in options purchased, at fair value	(288,413)	—	—	—	—	—	98,740	2,802,590	(2,901,320)
Net change in options written, at fair value	253,018	—	—	—	—	—	(172,650)	(756,040)	928,690
Net change in ownership allocation of U.S. Treasury securities	(2,537,145)	1,994,333	437,135	1,670,108	(2,345,194)	(1,323,698)	4,101,132	5,740,545	(906,246)
Net change in ownership allocation of custom time deposits	—	2,640,745	1,255,558	—	7,088,729	(9,354,968)	—	1,073,843	(1,750,221)
Net change in ownership allocation of credit default swaps	—	—	423			(1,219)			(4,324)
Net realized (gain) on swap contracts	—	—	106,862	—	—	55,669	—	—	58,693
Net unrealized (gain)/loss on swap contracts	(3,132,777)	(37,632)	23,719	—	—	2,775	(1,176,515)	423,454	20,529
Net unrealized (gain)/loss on U.S. Treasury securities	(2,895,653)	1,417,353	719,255	(1,525,265)	785,652	343,628	(1,119,787)	731,749	446,969
Net realized (gain)/loss on U.S. Treasury securities	84,779	(221,284)	(461,598)	51,271	(107,483)	(222,749)	36,613	(138,776)	(289,571)
(Purchases) sales of:
Purchases of swap contracts	—	(3,400,000)	—	—	—	—	—	(2,880,000)	—
Sales of U.S. Treasury securities	15,921,359	3,683,233	12,009,512	8,685,478	1,789,033	6,222,456	6,563,688	2,309,889	7,826,548
Purchases of U.S. Treasury securities	(3,569,582)	(41,076,052)	—	(1,657,268)	(21,350,596)		(900,875)	(23,127,167)
Sales of custom time deposits	—	64,234,395	7,187,810	—	31,200,148	3,966,650	—	40,253,896	3,484,028
Increase and/or decrease in:
Receivable from futures commission merchants	(22,731,129)	—	—	—	—	5,107,749	7,836,808	6,934,165	33,051,048
Change in control of ownership—trading companies	5,601,517	—	—	—	—	(2,278,332)	(2,462,220)	168,081	7,337,360
Contributions to trading companies	—	—	—	—	—	6,455,785	—	6,938,123	55,863,801
Distributions from trading companies	—	—	—	—	—	(4,184,435)	—	(5,372,718)	(59,430,350)
Investments in unconsolidated trading companies, at fair value	14,242,893	21,989,154	(4,586,255)	1,264,732	605,087	(5,053,883)	(3,159,085)	3,019,469	406,750
Prepaid service fees—Class 1	(4,588)	35,289	122,742	5,162	46,111	(6,326)	3,202	38,297	54,499

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012
Interest receivable	44,025	(467,269)	174,871	71,847	(290,080)	68,961	105,214	(197,635)	97,376
Receivable from other series	1,035	—	—	—	—	—	—	—	—
Receivable from related parties	—	113,446	(98,119)	(990)	36,675	(38,735)	346	(2,406)	3,522
Other assets	(249,997)	—	10,129	—	—	6,162	—	—	9,592
Incentive fees payable to Managing Owner	1,812,275	385,647	(332,130)	722,043	—	—	158,660	—	(127,052)
Management fees payable to Managing Owner	(15,018)	(48,684)	(30,044)	(42,530)	(11,247)	733	(59,522)	(172,496)	(7,298)
Interest payable to Managing Owner	(52)	(25,174)	(12,521)	(2,689)	(10,441)	(3,380)	(4,252)	(18,354)	(4,295)
Trading fees payable to Managing Owner	(3,182)	(92,003)	(40,852)	(16,775)	(32,165)	(426)	(10,352)	(44,612)	(4,246)
Service fees payable to Managing Owner	(11,358)	(42,914)	12,300	(18,598)	(11,565)	5,512	(4,403)	(9,109)	1,154
Payables to related parties	2,332	(19,435)	19,435	—	(9,635)	9,579	—	(34,036)	34,037
Other liabilities	—	—	(2,173)	(1)	—	(856)	—	—	—

Net cash provided by (used in) operating activities	20,413,128	41,795,684	11,196,793	14,658,683	13,132,003	1,136,472	9,954,537	24,775,443	6,276,029

Cash Flows from Financing Activities:
Proceeds from sale of units	7,283,926	7,171,899	14,106,047	5,659,806	3,724,651	9,709,609	622,461	1,294,955	12,602,490
Payment for redemption of units	(25,023,060)	(49,626,969)	(27,578,813)	(19,174,894)	(17,188,999)	(11,667,326)	(10,188,324)	(26,670,944)	(20,495,621)
Pending owner additions	(765)	(21,608)	(219,188)	705	(14,097)	(7,267)	(2)	(62,537)	21,571
Owner redemptions payable	(290,488)	(172,998)	200,301	(71,188)	(70,265)	136,457	(88,311)	(236,650)	259,833

Net cash provided by (used in) financing activities	(18,030,387)	(42,649,676)	(13,491,653)	(13,585,571)	(13,548,710)	(1,828,527)	(9,654,176)	(25,675,176)	(7,611,727)

Net increase (decrease) in cash and cash equivalents	2,382,741	(853,992)	(2,294,860)	1,073,112	(416,707)	(692,055)	300,361	(899,733)	(1,335,698)
Cash and cash equivalents, beginning of period	1,827,897	2,681,889	4,976,749	1,125,954	1,542,661	2,234,716	810,418	1,710,151	3,045,849

Cash and cash equivalents, end of period	$4,210,638	$1,827,897	$2,681,889	$2,199,066	$1,125,954	$1,542,661	$1,110,779	$810,418	$1,710,151

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Years Ended December 31, 2014, 2013 and 2012

	Equinox Frontier Balanced Fund			Equinox Frontier Select Fund
	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$24,455,247	$(13,560,613)	$(8,727,551)	$2,435,382	$417,171	$(4,324,572)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	637,703	(5,046,933)	2,287,443	—	—	—
Net change in options purchased, at fair value	165,915	273,255	11,488,945	—	—	—
Net change in options written, at fair value	(183,856)	18,493	(3,161,090)	—	—	—
Net change in ownership allocation of U.S. Treasury securities	7,558,953	(1,354,013)	3,447,652	862,964	2,451,156	(458,236)
Net change in ownership allocation of total return swaps	—	—	20,259	—	(6,070,806)	—
Net change in ownership allocation of custom time deposits	—	(2,142,989)	15,147,587	—	—	(163,629)
Net change in ownership allocation of credit default swaps	—	—	—	—	—	(2,283)
Net unrealized (gain)/loss on swap contracts	(8,124,951)	(2,486,559)	1,334,945	—	—	2,448
Net realized (gain)/loss on swap contracts	—	3,554,723	175,294	—	—	34,232
Net unrealized (gain)/loss on U.S. Treasury securities	(4,748,522)	2,496,948	1,186,676	(679,186)	419,974	239,713
Net realized (gain)/loss on U.S. Treasury securities	152,688	(362,137)	(757,245)	25,780	(78,233)	(160,314)
Net realized (gain)/loss on investment in Berkeley Quantitative Colorado Fund LLC	—	—	—	—	—	2,172,987
Net unrealized (gain)/loss on investment in Berkeley Quantitative Colorado Fund LLC	—	—	—	—	—	(2,084,880)
(Purchases) sales of:
Purchases of swap contracts	—	(9,600,000)	—	—	—	—
Sales of swap contracts	—	20,699,311	—	—	—	—
Sales of custom time deposits	—	105,121,180	14,559,264	—	22,708,344	3,302,228
Purchases of U.S. Treasury securities	(4,547,467)	(69,405,262)	—	(637,256)	(13,437,579)
Sales of U.S. Treasury securities	28,506,883	6,027,702	19,339,500	4,254,841	1,302,165	3,764,667
Sale of Berkeley Quantitative Colorado Fund LLC	—	—	—	—	—	6,182,737
Increase and/or decrease in:
Receivable from futures commission merchants	776,104	68,577,541	(17,307,299)	—	—	—
Change in control of ownership—trading companies	(7,745,842)	(58,711,893)	(3,881,178)	—	—	—
Investments in unconsolidated trading companies, at fair value	(4,630,612)	6,479,813	(1,937,319)	(1,237,597)	508,965	860,538
Contributions to trading companies	—	78,053,072	151,972,482	—	—	—
Distributions from trading companies	—	(55,150,629)	(148,335,019)	—	—	—
Prepaid service fees—Class 1	234	(234)	—	—	—	—
Interest receivable	299,585	(855,932)	319,779	41,596	(127,665)	46,617
Receivable from other series	—	—	—	—	—	—
Receivable from related parties	—	17,313	(17,313)	—	—	—
Other assets	(249,960)	34,248	13,972	—	—	7,914
Incentive fees payable to Managing Owner	1,101,401	164,611	(667,725)	185,791	—	—
Management fees payable to Managing Owner	(11,877)	(80,070)	(48,370)	(21,963)	(53,291)	1,689
Interest payable to Managing Owner	(61,306)	(184,059)	(67,523)	(9,135)	(20,366)	(25,257)
Trading fees payable to Managing Owner	(7,088)	(59,750)	(43,523)	(1,426)	(4,512)	(9,155)
Service fees payable to Managing Owner	(23,135)	(142,656)	(102,438)	(6,525)	(15,657)	(32,314)
Payables to related parties	2,801	10,645	(918)	511	(47,058)	47,267
Other liabilities	—	—	(8,437)	—	—	(1,373)

Net cash provided by (used in) operating activities	33,322,898	72,385,126	36,230,850	5,213,780	7,952,608	9,401,024

Cash Flows from Financing Activities:
Proceeds from sale of units	1,180,547	283,251	2,758,058	205,055	14,901	31,560
Payment for redemption of units	(31,246,070)	(74,056,644)	(44,882,520)	(4,982,807)	(8,164,865)	(9,976,319)
Pending owner additions	3,325	(20,154)	(10,377)	487	(528)	(1,874)
Owner redemptions payable	(908,760)	589,136	257,706	(53,166)	28,505	(142,459)

Net cash provided by (used in) financing activities	(30,970,958)	(73,204,411)	(41,877,133)	(4,830,431)	(8,121,987)	(10,089,092)

Net increase (decrease) in cash and cash equivalents	2,351,940	(819,285)	(5,646,283)	383,349	(169,379)	(688,068)
Cash and cash equivalents, beginning of period	3,292,570	4,111,855	9,758,138	494,931	664,310	1,352,378

Cash and cash equivalents, end of period	$5,644,510	$3,292,570	$4,111,855	$878,280	$494,931	$664,310

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Years Ended December 31, 2014, 2013 and 2012

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$8,642,654	$2,733,470	$(3,261,216)	$3,781,955	$1,687,018	$(2,370,444)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	—	—	—	—	—	—
Net change in ownership allocation of U.S. Treasury securities	(9,377,294)	(4,943,695)	1,510,822	(329,908)	595,184	327,333
Net change in custom time deposits	—	(2,158,448)	851,817	—	263,127	(17,599)
Net change in ownership allocation of credit default swaps	—	—	(3,184)	—	—	722
Net change in ownership allocation of total return swaps	—	—	—	—	(4,843,391)	—
Net unrealized (gain)/loss on swap contracts	—	—	7,291	(2,105,281)	(591,793)	(943)
Net realized (gain)/loss on swap contracts	—	—	57,781	—	—	30,602
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	(2,248,070)	915,676	369,593	(615,266)	333,572	163,574
Net realized (gain) loss on U.S. Treasury securities, at fair value	59,132	(115,236)	(239,533)	19,370	(50,795)	(105,686)
(Purchases) sale of:
Sales of custom time deposits	—	33,450,843	3,437,418	0	13,164,888	4,056,931
Purchases of U.S. Treasury Securities, at fair value	(3,006,874)	(23,566,992)	—	(665,088)	(9,774,740)	—
Sales of U.S. Treasury Securities, at fair value	12,579,837	1,918,089	4,372,506	3,621,880	845,472	2,678,561
Increase and/or decrease in:
Change in control of ownership of trading companies	—	—	—	154,754	2,151,620	—
Contributions to trading companies	—	—	—	—	—	—
Distributions from trading companies	—	—	—	—	—	—
Investments in unconsolidated trading companies, at fair value	299,665	(913,358)	(2,134,049)	345,880	4,285,589	2,298,569
Interest receivable	(76,776)	(352,719)	82,775	16,459	(110,038)	42,201
Receivable from other series	—	—	—	—	—	—
Receivable from related parties	—	—	6,890	—	—	6,520
Other assets	—	—	—	—	—	—
Incentive fees payable to Managing Owner	1,050,267	128,097	—	223,916	15,411	—
Management fees payable to Managing Owner	14,563	14,122	(4,421)	(671)	(35,027)	(36,669)
Interest payable to Managing Owner	3,857	(9,504)	(15,125)	(5,224)	(15,244)	(17,257)
Trading fees payable to Managing Owner	2,846	(2,197)	(5,261)	(536)	(3,936)	(6,279)
Service fees payable to Managing Owner	(301)	(9,502)	(15,488)	(4,521)	(12,631)	(19,025)
Payables to related parties	11,402	4,494	244	1,903	958	(39)
Other liabilities	—	—	(1,381)	—	—	(2,244)

Net cash provided by (used in) operating activities	7,954,908	7,093,140	5,017,479	4,439,622	7,905,244	7,028,828

Cash Flows from Financing Activities:
Proceeds from sale of units	457,445	171,785	204,803	271,191	40,552	59,915
Payment for redemption of units	(5,673,703)	(7,239,952)	(6,032,177)	(4,235,128)	(8,038,624)	(7,709,619)
Pending owner additions	3,591	(3,130)	(3,767)	504	(1,099)	(1,787)
Owner redemptions payable	(54,998)	54,433	11,845	21,408	(18,231)	2,780

Net cash provided by (used in) financing activities	(5,267,665)	(7,016,864)	(5,819,296)	(3,942,025)	(8,017,402)	(7,648,711)

Net increase (decrease) in cash and cash equivalents	2,687,243	76,276	(801,817)	497,597	(112,158)	(619,883)
Cash and cash equivalents, beginning of period	1,325,731	1,249,455	2,051,272	424,001	536,159	1,156,042

Cash and cash equivalents, end of period	$4,012,974	$1,325,731	$1,249,455	$921,598	$424,001	$536,159

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

As of December 9, 2013, the Balanced Series of the Trust became known as the Equinox Frontier Balanced Fund, the Frontier Diversified Series became known as the Equinox Frontier Diversified Fund, the Frontier Heritage Series became known as Equinox Frontier Heritage Fund, the Frontier Long/Short Commodity Series became known as the Equinox Frontier Long/Short Commodity Fund, the Frontier Masters Series became known as the Equinox Frontier Masters Fund, the Frontier Select Series became known as the Equinox Frontier Select Fund, and the Winton Series became known as the Equinox Frontier Winton Fund.

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

The Trust, with respect to each Series:

•

engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

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

•

maintains each Series of Units with between two to six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents; and

•

all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund or Equinox Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of December 31, 2014, the Trust, with respect to the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Equinox Frontier Balanced Fund and the Equinox Frontier Long/Short Commodity Fund separates Units into a maximum of six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of U.S. Treasury Securities Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

As of December 31, 2014, Equinox Frontier Winton Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies and one or more Trading Advisors may manage the assets invested in such Trading Companies.

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

Consolidation—The Series, through investing in the Trading Companies, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses, all of which is allocated to the Series. Trading Companies in which a Series has a controlling and majority equity interest are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling and majority interest are accounted for under the equity method, which approximates fair value. Fair value represents the proportionate share of the Series’ interest in the NAV in a Trading Company. The equity interest held by Series of the Trust is shown as investments in unconsolidated trading companies in the statements of financial condition. The income or loss attributable thereto in proportion of investment level is shown in the statements of operations as change in fair value of investments in unconsolidated trading companies.

As of December 31, 2014, the consolidated balance sheet of Equinox Frontier Balanced Fund included the assets and liabilities of its majority owned Trading Companies. These Trading Companies include Frontier Trading Company XIV, LLC, Frontier Trading Company XV, LLC, Frontier Trading Company XXIII, LLC, Frontier Trading Company XXIX, LLC and Frontier Trading Company XXXIV, LLC.

For the year ended December 31, 2014, the consolidated income statement of Equinox Frontier Balanced Fund included the earnings of its majority owned Trading Companies. These Trading Companies include Frontier

Trading Company XIV, LLC (except for the earnings from January 14, 2014 to February 27, 2014), Frontier Trading Company XV, LLC (except from January 1, 2014 to October 1, 2014), Frontier Trading Company XXIX, LLC (except from January 1, 2014 to November 23, 2014), Frontier Trading Company XXIII, LLC (except for the earnings from January 1, 2014 to April 28, 2014), and Frontier Trading Company XXXIV, LLC.

As of December 31, 2014, the consolidated balance sheet of Equinox Frontier Long/Short Commodity Fund included the assets and liabilities of its majority owned Trading Company, Frontier Trading Company XXXVII, LLC.

For the year ended December 31, 2014, the consolidated income statement of Equinox Frontier Long/Short Commodity Fund included the earnings of its majority owned Trading Companies. These Trading Companies include Frontier Trading Company VII, LLC (except for the earnings from April 5, 2014 to December 31, 2014), Frontier Trading Company XVIII, LLC (except for the earnings from September 5, 2014 to December 31, 2014) and Frontier Trading Company XXXVII, LLC.

As of December 31, 2014, the consolidated balance sheet of Equinox Frontier Diversified Fund included the assets and liabilities of its majority owned Frontier Trading Company I, LLC and, Frontier Trading Company XXXV, LLC.

For the year ended December 31, 2014, the consolidated income statement of Equinox Frontier Diversified Fund included the earnings of its majority owned Trading Companies. These Trading Companies include Frontier Trading Company I, LLC (except for the earnings from February 1, 2014 to April 7, 2014) and Frontier Trading Company XXXV, LLC.

As of and for the year ended December 31, 2014, the consolidated balance sheet and income statement of Equinox Frontier Heritage Fund included the assets, liabilities and earnings of its majority owned Trading Company, Frontier Trading Company XXXIX, LLC.

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

Cash and Cash Equivalents—Cash and cash equivalents include cash and overnight investments in interest-bearing demand deposits held at banks with original maturities of three months or less. This cash is not restricted.

Interest Income—Aggregate interest income from all sources, including U.S. Treasuries and assets held at a futures commission merchants (“FCM”), of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1, and Class 2 only), Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund and Equinox Frontier Balanced Fund (Class 1a, Class 2a and Class 3a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. All interest not paid to the Managing Owner is interest income to the Series, and shown net on the statement of operations.

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

Allocation of Earnings—Each Series of the Trust may maintain between two or six classes of Units—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a). All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3 and Class 3a Units based on each Class’ respective owners’ capital balances as applicable to the classes maintained by the Series.

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

Income Taxes—The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust, with respect to the Series. The 2011 through 2014 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Service Fees—The Trust may maintain each Series of Units in between two to six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund and Equinox Frontier

Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents.

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

Recently Issued Accounting Pronouncements—In February, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Trust’s financial statements. Early adoption is permitted. In May 2014 the FASB issued a final standard on revenue from contracts with customers. The standard, issued as FASB ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The ASU is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. A full retrospective or modified retrospective approach may be taken to adopt the guidance in the ASU. The Trust is currently evaluating the impact of the provisions of ASU 2014-09 on its consolidated financial position, results of operations and related disclosures.

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

Level 2 Inputs

Inputs other than quoted prices included in Level 1 that are observable for the financial assets or liabilities, either directly or indirectly. These might include quoted prices for similar financial assets in active markets, quoted prices for identical or similar financial assets in markets that are not active, inputs other than quoted prices that are observable for the financial assets or inputs that are derived principally from or corroborated by market data by correlation or other means.

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

Investment in Unconsolidated Trading Companies. This investment represents the fair value of the allocation of cash, futures, forwards, options and swaps to each respective Series relative to its trading allocations from unconsolidated Trading Companies. A Series may redeem its investment in any of the Trading Companies on a daily basis at the Trading Company’s stated net asset value. Each of the Series, all of which are under the same management as the Trading Companies, has access to the underlying positions of the Trading Companies, and as such, the level determination is reflected on that look-through basis. Any redemption of an investment in a Trading Company classified as Level 3 will reflect that classification of the underlying investment owned by the Trading Company.

The following table summarizes the instruments that comprise the Trust, with respect to the Series, financial asset portfolio, by Series, measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Equinox Frontier Diversified Fund
Investments in Unconsolidated Trading Companies	$6,631,887	$(37,508)	$—	$6,594,379
Open Trade Equity (Deficit)	3,171,968	43,238	—	3,215,206
Options Purchased	—	288,413	—	288,413
Options Written	—	(253,018)	—	(253,018)
Swap Contracts	—	—	6,570,408	6,570,408
U.S. Treasury Securities	31,051,659	—	—	31,051,659
Equinox Frontier Masters Fund
Investments in Unconsolidated Trading Companies	7,942,166	(40,188)	—	7,901,978
U.S. Treasury Securities	16,217,173	—	—	16,217,173
Equinox Frontier Long/Short Commodity Fund
Investments in Unconsolidated Trading Companies	3,789,466	25,388	—	3,814,854
Swap Contracts	—	—	3,633,060	3,633,060
U.S. Treasury Securities	8,191,519	—	—	8,191,519

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Equinox Frontier Balanced Fund
Open Trade Equity (Deficit)	3,717,291	(419,742)	—	3,297,549
Investments in Unconsolidated Trading Companies	18,354,685	(10,758)	—	18,343,927
Swap Contracts	—	—	18,246,954	18,246,954
U.S. Treasury Securities	41,625,860	—	—	41,625,860
Equinox Frontier Select Fund
Investments in Unconsolidated Trading Companies	4,591,569	(28,926)	3,539,498	8,102,141
U.S. Treasury Securities	6,476,939	—	—	6,476,939
Equinox Frontier Winton Fund
Investments in Unconsolidated Trading Companies	7,656,170	(176,512)	—	7,479,658
U.S. Treasury Securities	29,593,974	—	—	29,593,974
Equinox Frontier Heritage Fund
Investments in Unconsolidated Trading Companies	1,576,952	(33,566)	—	1,543,386
Swap Contracts	—	—	7,540,465	7,540,465
U.S. Treasury Securities	6,796,392	—		6,796,392

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Equinox Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$20,167,937	$669,335	$—	$20,837,272
Swap Contracts	—	—	3,437,632	3,437,632
U.S. Treasury Securities	38,055,417	—	—	38,055,417
Equinox Frontier Masters Fund
Investment in Unconsolidated Trading Companies	8,290,975	875,735	—	9,166,710
U.S. Treasury Securities	23,441,497	—	—	23,441,497
Equinox Frontier Long/Short Commodity Fund
Open Trade Equity (Deficit)	(191,069)	—	—	(191,069)
Options purchased	—	98,740	—	98,740
Options Written	—	(172,650)	—	(172,650)
Investment in Unconsolidated Trading Companies	655,769	—	—	655,769
Swap Contracts	—	—	2,456,546	2,456,546
U.S. Treasury Securities	16,872,290	—	—	16,872,290
Equinox Frontier Balanced Fund
Open Trade Equity (Deficit)	3,475,896	459,356	—	3,935,252
Options purchased	—	165,915	—	165,915
Options Written	—	(183,856)	—	(183,856)
Investment in Unconsolidated Trading Companies	12,953,295	760,020	—	13,713,315
Swap Contracts	—	—	10,122,003	10,122,003
U.S. Treasury Securities	68,548,395	—	—	68,548,395
Equinox Frontier Select Fund
Investment in Unconsolidated Trading Companies	3,886,810	562,097	2,415,637	6,864,544
U.S. Treasury Securities	10,304,085	—	—	10,304,085

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Equinox Frontier Winton Fund
Investment in Unconsolidated Trading Companies	7,772,031	7,292	—	7,779,323
U.S. Treasury Securities	27,600,705	—	—	27,600,705
Equinox Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	1,887,631	1,635	—	1,889,266
Swap Contracts	—	—	5,435,184	5,435,184
U.S. Treasury Securities	8,827,380	—	—	8,827,380

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the year ended December 31, 2014 and 2013, all identified Level 3 assets are components of the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund.

2014:

For the Year Ended December 31, 2014

Swaps:

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund
Balance of recurring Level 3 assets as of January 1, 2014	$3,437,632	$2,456,546	$10,122,003
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	3,132,776	1,176,514	8,124,951
Purchases of investments	—	—	—
Sales of investments	—	—
Change in ownership allocation of total return swaps	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2014	$6,570,408	$3,633,060	$18,246,954

Equinox Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2014	$5,435,184
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	2,105,281
Purchases of investments	—
Sales of investments	—
Change in ownership allocation of total return swaps	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2014	$7,540,465

Investments in Unconsolidated Trading Companies:

Equinox Frontier Select Fund
Balance of recurring Level 3 assets as of January 1, 2014	$2,415,637
Change in fair value of investments in unconsolidated trading companies	1,123,861
Proceeds from sales of investments of unconsolidated trading companies	—
Purchases of investments of unconsolidated trading companies	—
Change in ownership allocation	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2014	$3,539,498

2013:

For the Year Ended December 31, 2013

Swaps:

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund
Balance of recurring Level 3 assets as of January 1, 2013	$—	$—	$22,289,478
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	(3,554,723)
Included in earnings-unrealized	37,632	(423,454)	2,486,559
Purchases of investments	3,400,000	2,880,000	9,600,000
Sales of investments	—	—	(20,694,866)
Change in ownership allocation of total return swaps	—	—	(4,445)
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2013	$3,437,632	$2,456,546	$10,122,003

Equinox Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2013	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	591,793
Purchases of investments	—
Sales of investments	—
Change in ownership allocation of total return swaps	4,843,391
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2013	$5,435,184

Investments in Unconsolidated Trading Companies:

	Equinox Frontier Balanced Fund	Equinox Frontier Select Fund
Balance of recurring Level 3 assets as of January 1, 2013	$—	$—
Change in fair value of investments in unconsolidated trading companies	(427,558)	(1,461)
Proceeds from sales of investments of unconsolidated	(972,442)
trading companies	—	—
Purchases of investments of unconsolidated trading companies	1,400,000	1,600,000
Change in ownership allocation	—	817,098
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2013	$—	$2,415,637

	Equinox Frontier Diversified Fund	Equinox Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2013	$—	$—
Change in fair value of investments in unconsolidated trading companies	(133,970)	(1,827)
Proceeds from sales of investments of unconsolidated trading companies	—	—
Purchases of investments of unconsolidated trading companies	1,000,000	2,000,000
Change in ownership allocation	(866,030)	(1,998,173)
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2013	$—	$—

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the year ended December 31, 2014 and 2013, the Trust did not transfer any assets between Levels 1, 2 or 3.

The amounts reflected in the change in ownership allocation result from changes in ownership in the underlying Trading Companies at the Series level, which have resulted in changes in consolidation or de-consolidation by the Series. The ownership in the Trading Companies is accounted for under the equity method, which approximates fair value.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2014.

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Heritage Fund
Swaps	$3,132,776	$1,176,514	$8,120,996	$2,105,281

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2013.

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Heritage Fund
Swaps	$37,632	$(423,454)	$526,168	$(561,316)

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2012.

Equinox Frontier Balanced Fund
Swaps	$(1,265,968)

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2014 and 2013, approximately 12.5% or $35,990,887 and 7.0% or $21,455,529, respectively, of the Trust’s assets were invested with over-the-counter counterparties in order to initiate and maintain Swaps and is recorded as Swap Contracts, at fair value on the Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

On September 6, 2013, the Equinox Frontier Balanced Fund liquidated the Frontier Balanced RCW-1 Swap in the amount of $16,353,609. On April 18, 2013, the Equinox Frontier Balanced Fund liquidated the Frontier Select CTA TRS Deutsche Bank Swap in the amount of $4,341,257.

The Series had invested in the following Swaps as of and for the year ended December 31, 2014:

	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$67,610,098	$35,500,000	$13,590,513	$17,663,283
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$9,600,000	$3,400,000	$2,880,000	$5,993,000
Swap Value	$8,646,954	$3,170,408	$753,060	$1,547,465
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Change in Unrealized Gain/(Loss)	$8,120,996	$3,132,777	$1,176,514	$2,105,281

Fair Value as of 12/31/2014	$18,246,954	$6,570,408	$3,633,060	$7,540,465

The Series have invested in the following Swaps as of and for the year ended December 31, 2013:

	Equinox Frontier Balanced Fund
	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Societe Generale	DeutscheBank	DeutscheBank AG
Notional Amount	$—	$—	$64,000,000
Termination Date	11/21/2014	6/30/2016	8/2/2018
Cash Collateral			$9,600,000
Swap Value			$522,003
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$(1,645,980)	$(1,908,743)	$—

Change in Unrealized Gain/(Loss)	$212,146	$1,749,332	$522,003

Fair Value as of 12/31/2013	$—	$—	$10,122,003

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$25,500,000	$34,400,000	$18,663,283
Termination Date	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$3,400,000	$2,880,000	$5,996,500
Swap Value	$37,632	$(423,454)	$(561,316)
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—

Change in Unrealized Gain/(Loss)	$37,632	$(423,454)	$591,793

Fair Value as of 12/31/2013	$3,437,632	$2,456,546	$5,435,184

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of December 31, 2014 and 2013:

	As of December 31, 2014		As of December 31, 2013
	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value
Series
Equinox Frontier Diversified Fund —
Frontier Trading Companies II, VII, XXIII and XXXVIII	9.11%	$6,594,379	32.84%	$20,837,272

Equinox Frontier Masters Fund —
Frontier Trading Companies II, VII, XV and XXXVIII	30.74%	$7,901,978	27.14%	$9,166,710

Equinox Frontier Long/Short Commodity Fund —
Frontier Trading Company VII and XXXVIII	22.96%	$3,814,854	2.31%	$655,769

Equinox Frontier Balanced Fund —
Frontier Trading Companies II, VII and XXXVIII	16.92%	$18,343,927	11.26%	$13,713,315

Equinox Frontier Select Fund —
Frontier Trading Companies XV, XXXVIII and XXXIX	53.06%	$8,102,141	38.98%	$6,864,544

Equinox Frontier Winton Fund —
Frontier Trading Company II and XXXVIII	18.68%	$7,479,658	21.24%	$7,779,323

Equinox Frontier Heritage Fund —
Frontier Trading Companies II and XXXVIII	11.85%	$1,543,386	11.39%	$1,889,266

The following table summarizes each of the Series’ equity in earnings from unconsolidated Trading Companies for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014				Year Ended December 31, 2013				Year Ended December 31, 2012
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Equinox Frontier Diversified Fund
Frontier Trading Company I LLC	$(56,592)	$861,109	$(449,346)	$355,167	$(383,335)	$1,053,896	$1,169,622	$1,840,183	$(666,495)	$379,619	$831,056	$544,181
Frontier Trading Company II LLC	(18,020)	3,293,893	(112,838)	3,163,035	(22,917)	1,744,610	380,208	2,101,901	(33,250)	(318,474)	(373,733)	(725,457)
Frontier Trading Company V LLC	—	—	—	—	(390,604)	(10,536,063)	735,737	(10,190,930)	(72,476)	(559,423)	117,928	(513,972)
Frontier Trading Company VI LLC	—	—	—	—	—	—	—	—	—	—	—	—
Frontier Trading Company VII, LLC	(411,960)	202,844	(189,827)	(398,943)	(367,422)	333,216	(574,327)	(608,533)	(371,733)	(8,048,568)	5,374,058	(3,046,243)
Frontier Trading Company IX, LLC	—	—	—	—	—	—	—	—	(12,383)	(279,001)	(62,409)	(353,793)
Frontier Trading Company XIV, LLC	(176,563)	453,928	(194,219)	83,146	(188,229)	1,501,029	122,929	1,435,729	(586,234)	(10,276,853)	(479,403)	9,211,216
Frontier Trading Company XV, LLC	(35,322)	226,177	(719,332)	(528,477)	(95,562)	(231,534)	859,135	532,039	(138,440)	(1,957,766)	35,941	(2,060,266)
Frontier Trading Company XVIII, LLC	—	—	—	—			—	—	(25,687)	244,696	(140,804)	78,204
Frontier Trading Company XXI, LLC	—	—	—	—	—	—	—	—	(962)	13,920	410	13,368
Frontier Trading Company XXIII, LLC	(56,661)	2,355,129	250,228	2,548,696	(28,812)	(123,796)	(53,712)	(206,320)	(35,711)	(708,380)	63,438	(680,653)
Frontier Trading Company XXXVIII, LLC	(42,802)	491,468	(534,467)	(85,801)	(7,648)	24,276	688,890	705,518	—	—	—	—
Frontier Trading Company XXXIX, LLC	—	—	—	—		—	(133,974)	(133,974)		—	3,222	3,222

Total	$(797,920)	$7,884,548	$(1,949,801)	$5,136,823	$(1,484,529)	$(6,234,366)	$3,194,508	$(4,524,387)	$(1,943,373)	$(21,510,230)	$5,366,482	$2,466,586

Equinox Frontier Masters Fund
Frontier Trading Company I LLC	$(29,964)	$2,475,252	$846,879	$3,292,168	$—	$—	$—	$—	$—	$—	$—	$—
Frontier Trading Company II LLC	(12,830)	2,110,837	(41,715)	2,056,292	(14,320)	1,222,601	297,737	1,506,018	(15,979)	(125,644)	(202,314)	(343,937)
Frontier Trading Company XIV, LLC	(157,662)	256,238	(220,014)	(121,438)	(271,557)	(4,409,304)	566,462	(4,114,399)	(261,268)	4,308,077	(386,676)	3,660,133
Frontier Trading Company XV, LLC	(95,155)	1,821,877	(298,358)	1,428,364	(150,972)	86,216	877,749	812,993	(50,834)	(706,005)	308,008	(448,830)
Frontier Trading Company XXXVIII, LLC	(21,756)	140,219	(295,159)	(176,696)	(4,396)	8,274	417,157	421,035	—	—	—	—
Frontier Trading Company VII, LLC	(7,353)	(276,940)	424,792	140,499

Total	$(324,720)	$6,527,483	$416,425	$6,619,189	$(441,245)	$(3,092,213)	$2,159,105	$(1,374,353)	$(328,081)	$3,476,428	$(280,982)	$2,867,366

Equinox Frontier Long/Short Commodity Fund
Frontier Trading Company I LLC	$—	$—	$—	$—	$(35,831)	$(778,371)	$98,091	$(716,111)	$(66,753)	$(2,961,869)	$(118,563)	$(3,147,185)
Frontier Trading Companies VII, LLC	(299,598)	1,967,325	(225,547)	1,442,177	—	—	—	—	—	—	—	$—
Frontier Trading Companies XVIII, LLC	(15,497)	72,295	(141,056)	(84,258)	—	—	—	—	(11,271)	116,615	(48,976)	$56,368
Frontier Trading Companies XXIII, LLC	—	—	—	—	(7,153)	(263,068)	(24,083)	(294,304)	(25,676)	(271,193)	44,488	(252,381)
Frontier Trading Company XXXVIII, LLC	—	—	—	—	(3,655)	8,224	329,811	334,380	—	—	—	—

Total	$(315,095)	$2,039,620	$(366,603)	$1,357,919	$(46,639)	$(1,033,215)	$403,819	$(676,035)	$(103,699)	$(3,116,446)	$(123,051)	$(3,343,198)

Equinox Frontier Balanced Fund
Frontier Trading Company I LLC	$(297,247)	$5,035,125	$(115,047)	4,622,830	$—	$—	$—	$—	$—	$—	$—	$—
Frontier Trading Company II LLC	(23,501)	4,239,577	(319,850)	3,896,226	(41,208)	3,181,908	864,178	4,004,878	(67,249)	(581,781)	(1,149,111)	(1,798,141)
Frontier Trading Company V LLC	—	—	—	—	(13,876)	1,530,385	(272,459)	1,244,049	(121,345)	(794,389)	275,695	(640,039)
Frontier Trading Company VII, LLC	(424,248)	(527,556)	479,923	(471,881)	(466,389)	(1,846,245)	(70,237)	(2,382,871)	(688,216)	(15,920,067)	10,834,816	(5,773,467)
Frontier Trading Company XIV, LLC	(75,543)	(1,180,680)	610,861	(645,362)	(485,436)	(14,489,050)	774,556	(14,199,930)	—	—	—	—
Frontier Trading Company XV, LLC	(63,893)	(160,880)	(379,890)	(604,663)	(136,258)	(159,393)	941,482	645,831	12,378	(9)	30,242	42,611
Frontier Trading Company XVIII, LLC	(69,979)	240,985	(611,413)	(440,407)	(9,693)	(192,512)	(91,675)	(293,880)	(15,364)	(99,576)	(37,208)	(102,148)
Frontier Trading Company XXIII, LLC	—	—	—	—	(3,526)	(194,695)	546	(197,675)	—	—	—	—
Frontier Trading Company XXXVIII, LLC	—	—	—	—	(13,880)	56,461	1,231,131	1,273,712	—	—	—	—
Frontier Trading Company XXXIX, LLC	—	—	(1,538)	(1,538)	(1,468)	—	(426,090)	(427,558)	(2,804)	229,730	45,494	254,420

Total	$(954,411)	$7,646,571	$(336,954)	$6,355,205	$(1,171,734)	$(12,113,141)	$2,951,432	$(10,333,444)	$(882,600)	$(17,166,092)	$9,999,928	$(8,016,764)

	Year Ended December 31, 2014				Year Ended December 31, 2013				Year Ended December 31, 2012
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Equinox Frontier Select Fund
Frontier Trading Company V LLC	$—	$—	$—	$—	$(12,346)	$1,188,592	$(78,854)	$1,097,392	$(135,567)	$479,014	$(1,268,937)	$(925,490)
Frontier Trading Company VI LLC	—	—	—	—	—	—	—	—	—	—	—	—
Frontier Trading Company XV, LLC	(114,984)	2,118,779	268,057	2,271,852	(99,896)	135,861	532,850	568,815	$(70,871)	$(950,142)	$77,828	$(943,185)
Frontier Trading Company XXI, LLC	—	—	—	—	—	—	—	—	(43,270)	537,591	(559,922)	(65,600)
Frontier Trading Company XXXVIII, LLC	(9,950)	48,480	(134,625)	(96,095)	(2,171)	2,703	197,661	198,193	—	—	—	—
Frontier Trading Company XXXIX, LLC	(1,556)	—	972,201	970,645	(903)	—	(558)	(1,461)	—	—	—	—

Total	$(126,490)	$2,167,259	$1,105,633	$3,146,402	$(115,316)	$1,327,156	$651,099	$1,862,939	$(249,708)	$66,463	$(1,751,031)	$(1,934,275)

Equinox Frontier Winton Fund
Frontier Trading Company II LLC	$(56,653)	$10,628,427	$(345,639)	$10,226,134	$(48,366)	$4,129,621	$1,010,136	$5,091,391	$(53,999)	$(424,479)	$(682,973)	$(1,161,451)
Frontier Trading Company XXXVIII ,LLC	(35,145)	543,298	(319,714)	188,439	(5,335)	21,267	483,243	499,175	—	—	—	—

Total	$(91,798)	$11,171,725	$(665,353)	$10,414,573	$(53,701)	$4,150,888	$1,493,379	$5,590,566	$(53,999)	$(424,479)	$(682,973)	$(1,161,451)

Equinox Frontier Heritage Fund
Frontier Trading Company II LLC	$(12,408)	$2,222,268	$(27,968)	$2,181,892	$(10,901)	$918,667	$269,597	$1,177,363	$(17,665)	$(174,117)	$(48,215)	$(239,998)
Frontier Trading Company V LLC	—	—	—	—	(13,268)	1,404,612	(205,240)	1,186,104	(160,692)	(1,010,779)	817,072	(354,399)
Frontier Trading Company XXXVIII, LLC	(9,194)	79,780	(115,037)	(44,451)	(1,892)	2,537	172,623	173,268	—	—	—	—
Frontier Trading Company XXXIX, LLC	—	—	—	—	(1,129)	—	(328,473)	(329,602)	—	—	—	—

Total	$(21,602)	$2,302,048	$(143,005)	$2,137,441	$(27,190)	$2,325,816	$(91,493)	$2,207,133	$(178,357)	$(1,184,896)	$768,857	$(594,397)

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the nominal assets of such Series, calculated on a daily basis. The total amount of assets of a series allocated to trading advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the trading advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the trading advisors and any reference programs, is referred to herein as the “nominal assets” of the series. The annual rate of the management fee is: 0.5% for the Equinox Frontier Balanced Fund Class 1, Class 2 and Class 3, 1.0% for the Equinox Frontier Balanced Fund Class 1a and Class 2a, 2.0% for the Equinox Frontier Winton Fund, Equinox Frontier Long/Short Commodity Fund Class 1a and Class 2a and Equinox Frontier Masters Fund, 0.75% for Equinox Frontier Diversified Fund, 2.5% for the Equinox Frontier Heritage Fund and Equinox Frontier Select Fund, and 3.5% for the Equinox Frontier Long/Short Commodity Fund Class 1 and Class 2. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the series by the Managing Owner. As of the date of this Form 10-K, the trading advisor for a series that has invested in a swap has not received any management fees directly from the series for such swap, and instead the relevant trading advisor receives compensation via the fees embedded in the swap.

The management fee as a percentage of the applicable series’ net asset value will be greater than the percentage indicated above to the extent that the nominal assets of the series exceeds its net asset value. The managing owner expects that the nominal assets of each series will generally be maintained at a level in excess of the net asset value of such series and such excess may be substantial to the extent the managing owner deems necessary to achieve the desired level of volatility.

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

The following table summarizes fees earned by the Managing Owner for the years ended December 31, 2014, 2013 and 2012.

For the Year Ended December 31, 2014	Incentive Fee	Management Fee	Service Fee	Trading Fee
Equinox Frontier Diversified Fund	$4,461,365	$1,042,209	$499,021	$1,287,161
Equinox Frontier Masters Fund	1,123,545	903,032	309,234	603,389
Equinox Frontier Long/Short Commodity Fund	253,177	821,891	132,136	280,737
Equinox Frontier Balanced Fund	3,620,437	1,092,555	2,027,439	694,288
Equinox Frontier Select Fund	363,142	496,959	394,486	109,839
Equinox Frontier Winton Fund	1,800,488	1,172,990	724,365	263,069
Equinox Frontier Heritage Fund	370,450	327,702	270,399	88,113

For the Year Ended December 31, 2013	Incentive Fee	Management Fee	Service Fee	Trading Fee
Equinox Frontier Diversified Fund	$760,048	$1,417,230	$1,000,514	$2,113,117
Equinox Frontier Masters Fund	—	1,271,594	639,244	1,045,459
Equinox Frontier Long/Short Commodity Fund	—	2,055,684	307,350	658,060
Equinox Frontier Balanced Fund	1,348,994	1,556,049	3,292,195	1,153,606
Equinox Frontier Select Fund	—	626,553	575,265	163,310
Equinox Frontier Winton Fund	128,097	1,062,550	857,710	292,162
Equinox Frontier Heritage Fund	15,411	366,837	423,800	132,205

For the Year Ended December 31, 2012	Incentive Fee	Management Fee	Service Fee	Trading Fee
Equinox Frontier Diversified Fund	$3,269,159	$1,896,102	$1,476,222	$2,955,458
Equinox Frontier Masters Fund	488,081	1,429,284	786,529	1,312,873
Equinox Frontier Long/Short Commodity Fund	1,059,104	3,459,419	462,999	1,029,157
Equinox Frontier Balanced Fund	7,081,173	2,533,302	4,987,704	1,784,001
Equinox Frontier Select Fund	65,989	1,272,443	865,891	244,837
Equinox Frontier Winton Fund	—	1,046,035	1,046,931	342,792
Equinox Frontier Heritage Fund	—	1,006,221	624,024	192,557

The following table summarizes fees payable to the Managing Owner as of December 31, 2014 and 2013.

As of December 31, 2014	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees
Equinox Frontier Diversified Fund	$2,387,825	$86,486	$16,168	$34,905	$132,984
Equinox Frontier Masters Fund	722,043	64,497	6,898	17,260	55,912
Equinox Frontier Long/Short Commodity Fund	158,660	45,361	3,713	10,562	24,436
Equinox Frontier Balanced Fund	1,793,318	101,208	84,976	167,151	66,037
Equinox Frontier Select Fund	185,791	27,835	13,263	32,520	10,119
Equinox Frontier Winton Fund	1,178,364	114,823	63,722	52,753	26,690
Equinox Frontier Heritage Fund	239,327	27,944	14,543	20,964	8,676

As of December 31, 2013	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees
Equinox Frontier Diversified Fund	$575,550	$101,504	$16,220	$46,263	$136,166
Equinox Frontier Masters Fund	—	107,027	9,587	35,858	72,687
Equinox Frontier Long/Short Commodity Fund	—	104,883	7,965	14,965	34,788
Equinox Frontier Balanced Fund	691,917	113,085	146,282	190,286	73,125
Equinox Frontier Select Fund	—	49,798	22,398	39,045	11,545
Equinox Frontier Winton Fund	128,097	100,260	59,865	53,054	23,844
Equinox Frontier Heritage Fund	15,411	28,615	19,767	25,485	9,212

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

For the year ended December 31, 2014, amounts paid or owed to the Managing Owner for the difference in monthly service fees from prepaid initial service fees were ($2,794) for the Equinox Frontier Balanced Fund, ($345) for the Equinox Frontier Long/Short Commodity Fund, ($3,407) for the Equinox Frontier Diversified Fund, ($507) for the Equinox Frontier Select Fund, ($1,902) for the Equinox Frontier Heritage Fund, ($11,403) for the Equinox Frontier Winton Fund and $989 for the Equinox Frontier Masters Fund.

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

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1, and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund, and Equinox Frontier Balanced Fund (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner.

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012	2014	2013	2012
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets	Ratio to Average Net Assets
Equinox Frontier Diversified Fund Class 1	$56,582	$181,530	$295,820	0.30%	0.41%	0.45%
Equinox Frontier Diversified Fund Class 2	81,752	177,826	259,145	0.28%	0.40%	0.45%
Equinox Frontier Diversified Fund Class 3	6,433	n/a	n/a	0.19%	n/a	n/a
Equinox Frontier Masters Fund Class 1	42,395	131,340	191,911	0.36%	0.43%	0.52%
Equinox Frontier Masters Fund Class 2	25,486	61,324	95,207	0.31%	0.44%	0.52%
Equinox Frontier Masters Fund Class 3	6,663	(5,941)	n/a	0.23%	-2.42%	n/a
Equinox Frontier Long/Short Commodity Fund Class 1	n/a	n/a	4,995	n/a	n/a	0.51%
Equinox Frontier Long/Short Commodity Fund Class 2	4,779	22,307	45,136	0.36%	0.47%	0.31%
Equinox Frontier Long/Short Commodity Fund Class 3	22,800	105,031	133,169	0.31%	0.86%	0.74%
Equinox Frontier Long/Short Commodity Fund Class 1a	18,852	70,738	104,420	0.32%	0.49%	0.65%
Equinox Frontier Long/Short Commodity Fund Class 2a	6,122	37,950	62,752	0.35%	0.52%	0.35%
Equinox Frontier Long/Short Commodity Fund Class 3a	1,454	n/a	n/a	0.27%	n/a	n/a
Equinox Frontier Balanced Fund Class 1	846,398	2,035,387	3,014,199	1.34%	1.86%	1.83%
Equinox Frontier Balanced Fund Class 1AP	3,342	n/a	n/a	0.02%	n/a	n/a
Equinox Frontier Balanced Fund Class 1a	n/a	n/a	2,299	n/a	n/a	0.40%
Equinox Frontier Balanced Fund Class 2	275,448	750,916	1,051,444	1.34%	1.87%	1.83%
Equinox Frontier Balanced Fund Class 2a	1,252	14,505	5,807	0.25%	1.86%	0.40%
Equinox Frontier Balanced Fund Class 3a	5,429	51,031	15,256	0.26%	1.84%	0.40%
Equinox Frontier Select Fund Class 1	152,289	363,902	583,720	1.22%	1.90%	2.01%
Equinox Frontier Select Fund Class 1AP	223	n/a	n/a	0.00%	n/a	n/a
Equinox Frontier Select Fund Class 2	17,051	49,789	78,593	1.23%	1.92%	2.01%
Equinox Frontier Winton Fund Class 1	418,922	551,889	697,090	1.82%	1.93%	2.01%

	2014	2013	2012	2014	2013	2012
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets	Ratio to Average Net Assets
Equinox Frontier Winton Fund Class 1AP	544	n/a	n/a	0.02%	n/a	n/a
Equinox Frontier Winton Fund Class 2	188,681	197,408	218,605	1.75%	1.91%	1.87%
Equinox Frontier Heritage Fund Class 1	121,694	270,150	415,282	1.45%	1.91%	2.01%
Equinox Frontier Heritage Fund Class 1AP	337	n/a	n/a	0.01%	n/a	n/a
Equinox Frontier Heritage Fund Class 2	36,285	66,778	98,559	1.36%	1.91%	2.01%

Total	$2,341,213	$5,133,860	$7,373,409

The Managing Owner, under an amended contract, paid to The Bornhoft Group Corporation, an affiliate of the Trust, an annual payment of $1,100,000 for the first year of the contract and $600,000 for the second year of the contract, and $300,000 for the third and final year for investment and advisor services and 0.1% annually thereafter of the trading level with the Equinox Frontier Balanced Fund in lieu of a monthly service fee. The Managing Owner paid $268,281, $1,113,677 and 766,944, respectively under this agreement for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts have no impact on the Series’ financial statements.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $1,040,000, $1,415,000 and 437,245, respectively, for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts have no impact on the Series’ financial statements.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $1,136,465, $1,813,029 and $2,627,888, respectively, for the years ended December 31, 2014, 2013 and 2012. These amounts have no impact on the Series’ financial statements.

Equinox Group Distributors LLC, an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

7. Financial Highlights

The following information presents the financial highlights of the Series for the years ended December 31, 2014, 2013 and 2012. This data has been derived from the information presented in the financial statements.

	Equinox Frontier Diversified Fund (5)			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2013	$87.10	$94.35	$84.21	$91.83	$99.46	$91.91	$125.26	$125.30	$92.73	$100.34	$100.47
Net operating results:
Interest income	0.94	1.03	1.01	1.08	1.19	1.16	1.47	1.47	1.09	1.18	1.22
Expenses	(13.06)	(12.11)	(11.89)	(11.55)	(10.53)	(10.27)	(9.22)	(9.26)	(8.72)	(7.40)	(7.64)
Net gain/(loss) on investments, net of non-controlling interests	38.11	41.40	41.70	35.25	38.41	36.26	20.79	20.83	16.02	17.23	17.72

Net income/(loss)	25.99	30.32	30.82	24.78	29.07	27.15	13.04	13.04	8.39	11.01	11.30

Net asset value, December 31, 2014	$113.09	$124.67	$115.03	$116.61	$128.53	$119.06	$138.30	$138.34	$101.12	$111.35	$111.77

Ratios to average net assets (3)
Net investment income/(loss)	-13.72%	-11.36%	-11.36%	-11.32%	-9.17%	-9.17%	-6.27%	-6.27%	-8.35%	-6.27%	-6.27%
Expenses before incentive fees (4)	6.62%	4.26%	4.26%	8.08%	5.92%	5.92%	6.06%	6.06%	8.15%	6.06%	6.02%
Expenses after incentive fees (4)	14.78%	12.41%	12.41%	12.49%	10.34%	10.34%	7.46%	7.46%	9.54%	7.46%	7.46%
Total return before incentive fees (2)	38.00%	40.29%	44.75%	31.40%	33.64%	33.96%	11.80%	11.80%	10.44%	12.37%	12.68%
Total return after incentive fees (2)	29.84%	32.14%	36.60%	26.98%	29.23%	29.54%	10.41%	10.41%	9.05%	10.97%	11.25%

	Equinox Frontier Balanced Fund (6)						Equinox Frontier Select Fund (6)
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2013	$106.29	$102.62	$140.49	$118.80	$118.41		$79.86	$75.53	$104.14
Net operating results:
Interest income	0.03	0.03	0.04	0.04	0.04		0.00	0.00	0.00
Expenses	(9.48)	(6.71)	(8.38)	(7.17)	(7.13)		(7.61)	(5.48)	(6.93)
Net gain/(loss) on investments, net of non-controlling interests	34.70	37.26	47.01	41.35	41.20		23.36	26.77	31.27

Net income/(loss)	25.25	30.58	38.67	34.22	34.11		15.75	21.29	24.34

Net asset value, December 31, 2014	$131.54	$133.20	$179.16	$153.02	$152.52		$95.61	$96.82	$128.48

Ratios to average net assets (3)
Net investment income/(loss)	-8.79%	-5.79%	-5.79%	-5.79%	-5.79%		-9.61%	-6.61%	-6.61%
Expenses before incentive fees (4)	4.92%	1.92%	1.92%	1.92%	1.92%		7.14%	4.14%	4.14%
Expenses after incentive fees (4)	8.82%	5.82%	5.82%	5.82%	5.82%		9.61%	6.61%	6.61%
Total return before incentive fees (2)	27.65%	33.69%	31.42%	32.70%	32.70%		22.20%	30.66%	25.85%
Total return after incentive fees (2)	23.76%	29.80%	27.53%	28.80%	28.81%		19.72%	28.19%	23.37%

	Equinox Frontier Winton Fund (6)			Equinox Frontier Heritage Fund (6)
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2013	$139.59	$138.93	$174.17	$102.05	$98.80	$134.21
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(17.82)	(13.99)	(17.09)	(10.02)	(7.36)	(9.27)
Net gain/(loss) on investments, net of non-controlling interests	54.18	53.24	69.15	38.25	40.49	51.62

Net income/(loss)	36.36	39.25	52.06	28.23	33.13	42.35

Net asset value, December 31, 2014	$175.95	$178.18	$226.23	$130.28	$131.93	$176.56

Ratios to average net assets (3)
Net investment income/(loss)	-12.22%	-9.22%	-9.22%	-9.68%	-6.67%	-6.67%
Expenses before incentive fees (4)	7.09%	4.09%	4.09%	6.53%	3.53%	3.53%
Expenses after incentive fees (4)	12.22%	9.22%	9.22%	9.68%	6.67%	6.67%
Total return before incentive fees (2)	31.18%	33.38%	35.02%	30.81%	36.68%	34.70%
Total return after incentive fees (2)	26.05%	28.25%	29.89%	27.66%	33.53%	31.56%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(5)	Class 3 began operations on February 24, 2014.
(6)	Class 1AP was created as a sub-class of Class 1 as of July 31, 2014, and it has been presented separately because the fees applicable to it are different from those applicable to Class 1 generally.

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund (5)
	Class 1	Class 2	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2012	$94.40	$100.48	$101.11	$107.61	$88.01	$145.65	$145.69	$108.58	$115.45	$109.60
Net operating results:
Interest income	1.53	1.64	1.66	1.78	2.25	3.15	2.93	2.48	2.69	2.46
Expenses	(6.23)	(4.55)	(7.11)	(5.45)	(6.89)	(9.03)	(8.41)	(9.30)	(7.72)	(7.06)
Net gain/(loss) on investments, net of non-controlling interests	(2.60)	(3.22)	(3.83)	(4.48)	8.54	(14.51)	(14.91)	(9.03)	(10.08)	(4.53)

Net income/(loss)	(7.30)	(6.13)	(9.28)	(8.15)	3.90	(20.39)	(20.39)	(15.85)	(15.11)	(9.13)

Net asset value, December 31, 2013	$87.10	$94.35	$91.83	$99.46	$91.91	$125.26	$125.30	$92.73	$100.34	$100.47

Ratios to average net assets (3)
Net investment income/(loss)	-5.34%	-3.08%	-5.63%	-3.52%	-3.52%	-4.55%	-4.55%	-6.68%	-4.55%	-4.55%
Expenses before incentive fees (4)	6.22%	3.96%	7.34%	5.23%	5.23%	6.98%	6.98%	9.11%	6.98%	6.98%
Expenses after incentive fees (4)	7.07%	4.82%	7.34%	5.23%	5.23%	6.98%	6.98%	9.11%	6.98%	6.98%
Total return before incentive fees (2)	-6.88%	-5.25%	-9.18%	-7.57%	4.43%	-14.00%	-14.00%	-14.60%	-13.09%	-8.33%
Total return after incentive fees (2)	-7.73%	-6.10%	-9.18%	-7.57%	4.43%	-14.00%	-14.00%	-14.60%	-13.09%	-8.33%

	Equinox Frontier Balanced Fund					Equinox Frontier Select Fund
	Class 1	Class 2	Class 2a	Class 3a		Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2012	$116.32	$149.20	$124.36	$123.96		$78.66	$99.55
Net operating results:
Interest income	0.20	0.26	0.22	0.22		0.96	1.23
Expenses	(6.13)	(3.73)	(3.13)	(3.12)		(5.29)	(3.72)
Net gain/(loss) on investments, net of non-controlling interests	(4.10)	(5.24)	(2.65)	(2.65)		5.53	7.08

Net income/(loss)	(10.03)	(8.71)	(5.56)	(5.55)		1.20	4.59

Net asset value, December 31, 2013	$106.29	$140.49	$118.80	$118.41		$79.86	$104.14

Ratios to average net assets (3)
Net investment income/(loss)	-5.47%	-2.46%	-2.46%	-2.46%		-5.43%	-2.43%
Expenses before incentive fees (4)	4.77%	1.77%	1.77%	1.77%		6.63%	3.63%
Expenses after incentive fees (4)	5.65%	2.65%	2.65%	2.65%		6.63%	3.63%
Total return before incentive fees (2)	-7.74%	-4.96%	-3.59%	-3.60%		1.53%	4.61%
Total return after incentive fees (2)	-8.62%	-5.84%	-4.47%	-4.48%		1.53%	4.61%

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund (6)
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2012	$130.73	$158.30	$94.55	$120.67
Net operating results:
Interest income	0.98	1.20	0.61	0.79
Expenses	(9.15)	(6.29)	(5.85)	(3.73)
Net gain/(loss) on investments, net of non-controlling interests	17.03	20.96	12.74	16.48

Net income/(loss)	8.86	15.87	7.50	13.54

Net asset value, December 31, 2013	$139.59	$174.17	$102.05	$134.21

Ratios to average net assets (3)
Net investment income/(loss)	-6.08%	-3.08%	-5.30%	-2.30%
Expenses before incentive fees (4)	6.48%	3.48%	5.84%	2.83%
Expenses after incentive fees (4)	6.81%	3.81%	5.92%	2.92%
Total return before incentive fees (2)	7.11%	10.35%	8.02%	11.31%
Total return after incentive fees (2)	6.78%	10.03%	7.93%	11.22%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(5)	Class 3a operations began June 17, 2013
(6)	Class 3 operations began December 16, 2013

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund (5)
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2011	$99.40	$103.96	$100.25	$104.83	$136.13	$161.97	$161.96	$121.71	$127.23
Net operating results:
Interest income	1.72	1.81	1.94	2.05	2.73	1.55	4.66	3.10	1.99
Expenses	(8.54)	(6.70)	(8.23)	(6.36)	(13.78)	(6.19)	(18.67)	(15.65)	(7.97)
Net gain/(loss) on investments, net of non-controlling interests	1.82	1.41	7.15	7.09	10.33	(11.68)	(2.26)	(0.58)	(5.80)

Net income/(loss)	(5.00)	(3.48)	0.86	2.78	(0.72)	(16.32)	(16.27)	(13.13)	(11.78)

Net asset value, December 31, 2012	$94.40	$100.48	$101.11	$107.61	$135.41	$145.65	$145.69	$108.58	$115.45

Ratios to average net assets (3)
Net investment income/(loss)	-6.99%	-4.76%	-6.10%	-3.97%	-8.20%	-6.09%	-6.09%	-8.20%	-6.09%
Expenses before incentive fees (6)	6.13%	3.90%	7.10%	4.96%	8.68%	6.56%	6.56%	8.68%	6.56%
Expenses after incentive fees (6)	8.76%	6.53%	7.98%	5.85%	10.23%	8.11%	8.11%	10.23%	8.11%
Total return before incentive fees (2)	-2.40%	-0.72%	1.74%	3.54%	1.02%	-8.53%	-8.50%	-9.24%	-7.71%
Total return after incentive fees (2)	-5.03%	-3.35%	0.86%	2.65%	-0.53%	-10.08%	-10.05%	-10.79%	-9.26%

	Equinox Frontier Balanced Fund					Equinox Frontier Select Fund
	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2011	$124.50	$108.45	$155.02	$128.35	$128.36	$91.02	$111.84
Net operating results:
Interest income	0.15	0.13	0.19	0.15	0.15	0.70	0.86
Expenses	(9.74)	(8.55)	(7.67)	(6.38)	(6.36)	(6.78)	(5.20)
Net gain/(loss) on investments, net of non-controlling interests	1.41	4.29	1.66	2.24	1.81	(6.28)	(7.95)

Net income/(loss)	(8.18)	(4.13)	(5.82)	(3.99)	(4.40)	(12.36)	(12.29)

Net asset value, December 31, 2012	$116.32	$104.32	$149.20	$124.36	$123.96	$78.66	$99.55

Ratios to average net assets (3)
Net investment income/(loss)	-7.86%	-7.86%	-4.86%	-4.86%	-4.86%	-6.98%	-4.00%
Expenses before incentive fees (6)	4.89%	4.89%	1.89%	1.89%	1.89%	7.57%	4.60%
Expenses after incentive fees (6)	7.98%	7.98%	4.98%	4.98%	4.98%	7.77%	4.80%
Total return before incentive fees (2)	-3.48%	-0.72%	-0.66%	-0.02%	-0.33%	-13.38%	-10.79%
Total return after incentive fees (2)	-6.57%	-3.81%	-3.75%	-3.11%	-3.43%	-13.58%	-10.99%

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2011	$141.13	$165.82	$104.73	$129.70
Net operating results:
Interest income	1.57	1.87	0.53	0.66
Expenses	(8.17)	(4.90)	(7.77)	(5.93)
Net gain/(loss) on investments, net of non-controlling interests	(3.80)	(4.49)	(2.94)	(3.76)

Net income/(loss)	(10.40)	(7.52)	(10.18)	(9.03)

Net asset value, December 31, 2012	$130.73	$158.30	$94.55	$120.67

Ratios to average net assets (3)
Net investment income/(loss)	-4.89%	-1.88%	-7.17%	-4.15%
Expenses before incentive fees (6)	6.06%	3.04%	7.69%	4.68%
Expenses after incentive fees (6)	6.06%	3.04%	7.69%	4.68%
Total return before incentive fees (2)	-7.37%	-4.54%	-9.72%	-6.96%
Total return after incentive fees (2)	-7.37%	-4.54%	-9.72%	-6.96%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using average net assets outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Annualized with the exception of incentive fees.
(4)	All remaining Class 1a Units were exchanged for Class 3a Units on July 17, 2012.
(5)	All remaining Class 1 Units were exchanged for Class 3 Units July 18, 2012.
(6)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of December 31, 2014 and 2013 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Year Ended December 31, 2014

Monthly average contracts:	Bought	Sold
Equinox Frontier Long/Short Commodity Fund	3,583	3,892
Equinox Frontier Balanced Fund	8,795	8,811
Equinox Frontier Diversified Fund	9,017	8,941

For the Year Ended December 31, 2013

Monthly average contracts:	Bought	Sold
Equinox Frontier Long/Short Commodity Fund (1)	11,733	14,063
Equinox Frontier Balanced Fund (2)	23,157	23,954
Equinox Frontier Diversified Fund (4)	8	29

For the Year Ended December 31, 2012

Monthly average contracts:	Bought	Sold
Equinox Frontier Long/Short Commodity Fund (1)	17,179	18,323
Equinox Frontier Balanced Fund (2)	49,988	52,353
Equinox Frontier Masters Fund (3)	2,814	2,573

The following tables summarize the trading revenues for the years ended December 31, 2014, 2013 and 2012 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ending December 31, 2014

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund
Metals	$(60,704)	$395,916	$(137,422)
Currencies	(278,672)	4,230,277	2,058,953
Energies	(1,920,468)	514,658	1,116,359
Agriculturals	(252,807)	712,902	1,285,340
Interest rates	(223,175)	10,131,219	7,556,999
Stock indices	154,966	(1,678,771)	3,975,474

Realized trading income/(loss) (1)	$(2,580,860)	$14,306,201	$15,855,703

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ending December 31, 2013

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund
Metals	$(1,728,342)	$3,256,726	$(630,122)
Currencies	739,311	(1,612,012)	1,300,655
Energies	(5,101,842)	(5,748,358)	(3,465)
Agriculturals	4,327	(3,966,671)	8,936
Interest rates	26,985	(4,962,326)	(88,186)
Stock indices	2,116,530	18,929,776	146,263

Realized trading income/(loss) (1)	$(3,943,031)	$5,897,135	$734,081

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ending December 31, 2012

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Masters Fund
Metals	$(22,904,111)	$(6,598,240)	$499,038
Currencies	(4,555,951)	6,700,871	381,343
Energies	(2,034,936)	(11,764,811)	(1,637,183)
Agriculturals	(3,235,035)	(5,356,166)	32,119
Interest rates	(13,264,367)	35,523,247	3,099,733
Stock indices	20,121,571	3,767,440	(569,140)

Realized trading income/(loss) (1)	$(25,872,829)	$22,272,341	$1,805,910

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2014

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund
Metals	$(162,388)	$(637,522)	$(146,990)
Currencies	(6,439)	(1,098,156)	844,069
Energies	1,631,427	711,051	533,875
Agriculturals	(574,982)	(445,848)	17,224
Interest rates	322,580	1,984,817	2,428,862
Stock indices	(248,852)	(889,661)	(2,255,470)

Change in unrealized trading income/(loss) (1)	$961,346	$(375,319)	$1,421,570

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2013

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund
Metals	$579,039	$4,030,402	$608,392
Currencies	(243,835)	(1,946,654)	(1,191,389)
Energies	1,460,697	(1,775,939)	2,210
Agriculturals	(459,762)	16,719	(21,226)
Interest rates	(1,213,355)	(1,899,034)	79,060
Stock indices	(455,113)	4,492,038	(43,824)

Change in unrealized trading income/(loss) (1)	$(332,329)	$2,917,532	$(566,777)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2012

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Masters Fund	Equinox Frontier Balanced Fund
Metals	$4,110,832	$(57,565)	$1,238,158
Currencies	17,923,206	(152,568)	266,655
Energies	(3,271,763)	(411,993)	(374,369)
Agriculturals	5,706,120	62,454	1,176,360
Interest rates	(4,123,443)	89,904	(1,837,810)
Stock indices	(163,136)	(306,530)	(365,830)

Change in unrealized trading income/(loss) (1)	$20,181,816	$(776,298)	$103,164

(1)	Amounts recorded in the Statements of Operations under Net realized gain/(loss) of furutres, forwards and options.

Certain financial instruments and derivative instruments are eligible for offset in the statements of financial condition under GAAP. The Series’ open trade equity/(deficit), options written, and receivables from futures commission merchants (each, an “FCM”) are subject to master netting arrangements and collateral arrangements and meet the U.S. GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Series’ policy is to recognize amounts subject to master netting arrangements on a net basis on the statements of financial condition.

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of December 31, 2014 and 2013.

As of December 31, 2014	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$4,281,391	$(983,842)	$3,297,549
Swap Contracts	18,246,954	—	18,246,954
Equinox Frontier Diversified Fund
Open Trade Equity/(Deficit)	$3,215,206	$—	$3,215,206
Options Purchased	288,413	—	288,413
Options Written	—	(253,018)	(253,018)
Swap Contracts	$6,570,408	$—	$6,570,408
Equinox Frontier Long/Short Commodity Fund
Swap Contracts	$3,633,060	$—	$3,633,060
Equinox Frontier Heritage Fund
Swap Contracts	$7,540,465	$—	$7,540,465

Offsetting of Derivative Assets and Liabilities

As of December 31, 2013	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$3,935,252	$—	$3,935,252
Options Purchased	165,915	—	165,915
Options Written	—	(183,856)	(183,856)
Equinox Frontier Long/Short Commodity Fund
Open Trade Equity/(Deficit)	$227,827	$(418,896)	$(191,069)
Options Purchased	98,740	—	98,740
Options Written	—	(172,650)	(172,650)
Swap Contract	2,879,910	(423,454)	2,456,456

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

10. Indemnifications and Guarantees noted in Management Discussion and Analysis

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

11. Subsequent Events

On November 26, 2014, the Trust’s portfolio management team approved an allocation change in an Emil Van Essen trading program that was not fully implemented as intended. As a result, certain series who invested in Emil Van Essen were not allocated sufficient gains and certain other series who invested in Emil Van Essen suffered greater losses. In January 2015, the Managing Owner determined to make a payment to the affected investors within the Equinox Frontier Balanced Fund, Equinox Frontier Diversified Fund and Equinox Frontier Long/Short Commodity Fund, in the aggregate amount of $1,247,752 to reimburse the effect of the missed gain or higher loss on such investors in the series, and such amount will be recorded in the Statements of Operations as net increase from payments by Managing Owner.

Report of Independent Registered Public Accounting Firm

To the Executive Committee

Equinox Frontier Funds

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedules of investments, of Equinox Frontier Funds (the Trust) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in owners’ capital, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equinox Frontier Funds as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Denver, Colorado

March 31, 2015

Equinox Frontier Funds

Consolidated Statements of Financial Condition

December 31, 2014 and 2013

	12/31/14	12/31/13
ASSETS
Cash and cash equivalents	$18,977,844	$9,302,857
U.S. Treasury securities, at fair value	139,953,516	193,678,360
Receivable from futures commission merchants	65,911,348	61,142,898
Open trade equity, at fair value	14,824,422	15,674,650
Options purchased, at fair value	9,075,883	3,033,870
Swap contracts, at fair value	35,990,887	21,455,529
Prepaid service fees	16,042	20,052
Interest receivable	2,151,018	2,652,967
Receivables from related parties	5,661	6,051
Other assets	500,010	55

Total Assets	$287,406,631	$306,967,289

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—	$—
Written options, at fair value	8,963,838	1,222,522
Pending owner additions	41,954	34,112
Owner redemptions payable	159,066	1,604,951
Incentive fees payable to Managing Owner	6,665,328	1,411,260
Management fees payable to Managing Owner	468,154	605,219
Interest payable to Managing Owner	203,086	281,562
Trading fees payable to Managing Owner	324,854	361,397
Service fees payable to Managing Owner	336,115	405,034
Payables to related parties	37,927	18,949
Other liabilities	—	—

Total Liabilities	17,200,322	5,945,006

CAPITAL
Managing Owner Units	5,672,261	4,801,516
Limited Owner Units	264,534,048	296,220,767

Total Capital	270,206,309	301,022,283

Total Liabilities and Capital	$287,406,631	$306,967,289

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Condensed Schedule of Investments

December 31, 2014

Description	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(4,211,885)	-1.56%
Various base metals futures contracts (U.S.)	(61,850)	-0.02%
Various currency futures contracts (U.S.)	300,870	0.11%
Various energy futures contracts (Europe)	(12,920)	0.00%
Various energy futures contracts (Far East)	(2,738)	0.00%
Various energy futures contracts (U.S.)	(24,310,145)	-9.00%
Various interest rates futures contracts (Canada)	184,352	0.07%
Various interest rates futures contracts (Europe)	3,676,039	1.36%
Various interest rates futures contracts (Far East)	585,956	0.22%
Various interest rates futures contracts (Oceanic)	558,353	0.21%
Various interest rates futures contracts (U.S.)	278,768	0.10%
Various precious metal futures contracts (Far East)	6,195	0.00%
Various precious metal futures contracts (U.S.)	(113,453)	-0.04%
Various soft futures contracts (Canada)	(1,360)	0.00%
Various soft futures contracts (Europe)	33,841	0.01%
Various soft futures contracts (Oceanic)	(864)	0.00%
Various soft futures contracts (U.S.)	(2,494,615)	-0.92%
Various stock index futures contracts (Canada)	63,167	0.02%
Various stock index futures contracts (Europe)	569,188	0.21%
Various stock index futures contracts (Far East)	26,010	0.01%
Various stock index futures contracts (Oceanic)	44,530	0.02%
Various stock index futures contracts (U.S.)	1,412,847	0.52%

Total Long Futures Contracts	$(23,469,714)	-8.68%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$3,745,111	1.39%
Various base metals futures contracts (U.S.)	101,600	0.04%
Various currency futures contracts (Far East)	(3,383)	0.00%
Various currency futures contracts (U.S.)	2,737,797	1.01%
Various energy futures contracts (Europe)	49,517	0.02%
Various energy futures contracts (Far East)	5,389	0.00%
Various energy futures contracts (U.S.)	12,381,217	4.58%
Brent Crude Oil Last Day Settling 2/12/2015 (Number of Contracts: 229)	2,871,660	1.06%
Crude Oil Settling 12/1/2015 (Number of Contracts: 718)	11,036,122	4.08%
NYH RBOB Unleaded Gas Settling 12/30/2015 (Number of Contracts: 388)	4,267,957	1.58%
Various interest rates futures contracts (Canada)	6,583	0.00%
Various interest rates futures contracts (Europe)	(351,916)	-0.13%
Various interest rates futures contracts (Far East)	(28,461)	-0.01%
Various interest rates futures contracts (Oceanic)	(6,445)	0.00%
Various interest rates futures contracts (U.S.)	(602,696)	-0.22%
Various precious metal futures contracts (Far East)	(1,052)	0.00%
Various precious metal futures contracts (U.S.)	275,350	0.10%
Various soft futures contracts (Canada)	(194)	0.00%
Various soft futures contracts (Europe)	117,563	0.04%
Various soft futures contracts (Far East)	(4,709)	0.00%
Various soft futures contracts (U.S.)	2,823,283	1.04%
Various stock index futures contracts (Africa)	(8,891)	0.00%
Various stock index futures contracts (Europe)	(37,839)	-0.01%
Various stock index futures contracts (Far East)	6,134	0.00%
Various stock index futures contracts (Mexico)	(4,380)	0.00%
Various stock index futures contracts (Oceanic)	(9,866)	0.00%
Various stock index futures (U.S.)	(138,941)	-0.05%

Total Short Futures Contracts	$39,226,510	14.52%

Description	Fair Value	% of Total Capital (Net Asset Value)
CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$(932,374)	-0.35%

Total Currency Forwards	$(932,374)	-0.35%

Total Open Trade Equity (Deficit)	$14,824,422	5.49%

OPTIONS PURCHASED *
Various energy futures contracts (U.S.)	$8,407,670	3.11%
Various soft futures contracts (U.S.)	379,800	0.14%
Various stock index futures contracts (U.S.)	288,413	0.11%

Total Options Purchased	$9,075,883	3.36%

OPTIONS WRITTEN *
Various energy futures contracts (U.S.)	$(8,234,010)	-3.05%
Various soft futures contracts (U.S.)	(476,810)	-0.18%
Various stock index futures contracts (U.S.)	(253,018)	-0.09%

Total Options Written	$(8,963,838)	-3.32%

SWAPS (1)
Frontier XXXIV Balanced select swap (U.S.)	$7,540,466	2.79%
Frontier Brevan Howard swap (U.S.)	18,246,952	6.75%
Frontier XXXV Diversified select swap (U.S.)	6,570,409	2.43%
Frontier XXXVII L/S select swap (U.S.)	3,633,060	1.34%

Total Swaps	$35,990,887	13.31%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value	Fair Value
$15,000,000 US Treasury Note 2.250% due 11/15/2024 (Cost $14,966,695)	$15,101,953	5.59%
$75,000,000 US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	95,954,688	35.51%
$20,000,000 US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	28,896,875	10.69%

Total U.S. Treasury Securities	$139,953,516	51.79%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Condensed Schedule of Investments

December 31, 2013

Description	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$5,652,154	1.88%
Various base metals futures contracts (U.S.)	185,236	0.06%
Various currency futures contracts (Far East)	—	0.00%
Various currency futures contracts (U.S.)	1,221,239	0.41%
Various energy futures contracts (U.S.)	121,939	0.04%
Various energy futures contracts (Europe)	(155,110)	-0.05%
Various energy futures contracts (Far East)	3,805	0.00%
Various interest rates futures contracts (Canada)	(52,871)	-0.02%
Various interest rates futures contracts (Europe)	(1,090,717)	-0.36%
Various interest rates futures contracts (Far East)	(395,361)	-0.13%
Various interest rates futures contracts (Oceanic)	61,708	0.02%
Various interest rates futures contracts (U.S.)	(1,287,953)	-0.43%
Various precious metal futures contracts (Far East)	—	0.00%
Various precious metal futures contracts (U.S.)	(11,609)	0.00%
Various soft futures contracts (Canada)	—	0.00%
Various soft futures contracts (Europe)	(11,836)	0.00%
Various soft futures contracts (Far East)	—	0.00%
Various soft futures contracts (U.S.)	(3,830,479)	-1.27%
Various stock index futures contracts (Africa)	38,295	0.01%
Various stock index futures contracts (Canada)	282,928	0.09%
Various stock index futures contracts (Europe)	2,767,531	0.92%
Various stock index futures contracts (Far East)	1,399,122	0.46%
Various stock index futures contracts (Mexico)	413	0.00%
Various stock index futures contracts (Oceanic)	279,932	0.09%
Various stock index futures contracts (U.S.)	3,224,823	1.07%

Total Long Futures Contracts	$8,403,189	2.79%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(4,388,603)	-1.46%
Various base metals futures contracts (U.S.)	(12,775)	0.00%
Various currency futures contracts (Far East)	(1,135)	0.00%
Various currency futures contracts (U.S.)	2,433,370	0.81%
Various energy futures contracts (Europe)	172,634	0.06%
Various energy futures contracts (U.S.)	(137,428)	-0.05%
Various interest rates futures contracts (Canada)	36,440	0.01%
Various interest rates futures contracts (Europe)	686,134	0.23%
Various interest rates futures contracts (Far East)	101,244	0.03%
Various interest rates futures contracts (Oceanic)	(77,260)	-0.03%
Various interest rates futures contracts (U.S.)	1,339,742	0.45%
Various precious metal futures contracts (U.S.)	906,216	0.30%
Various soft futures contracts (Canada)	1,489	0.00%
Various soft futures contracts (Europe)	5,433	0.00%
Various soft futures contracts (U.S.)	4,912,131	1.63%
Various stock index futures contracts (Africa)	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%
Various stock index futures contracts (Europe)	(1,174)	0.00%
Various stock index futures contracts (Far East)	(1,806)	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%
Various stock index futures contracts (U.S.)	48,849	0.02%

Total Short Futures Contracts	$6,023,501	2.00%

CURRENCY FORWARDS *
Various currency forwards contracts	$1,247,960	0.41%

Total Currency Forwards	$1,247,960	0.41%

Total Open Trade Equity (Deficit)	$15,674,650	5.20%

Description	Fair Value	% of Total Capital (Net Asset Value)
OPTIONS PURCHASED *
Various base metals futures contracts (Europe)	$1,839,592	0.61%
Various currency futures contracts (U.S.)	386,410	0.13%
Various energy futures contracts (U.S.)	75,490	0.03%
Various interest rates futures contracts (U.S.)	528,751	0.18%
Various precious metal futures contracts (U.S.)	—	0.00%
Various soft futures contracts (U.S.)	37,644	0.01%
Various stock index futures contracts (U.S.)	165,983	0.06%

Total Options Purchased	$3,033,870	1.02%

OPTIONS WRITTEN *
Various base metals futures contracts (Europe)	$(703,619)	-0.23%
Various currency futures contracts (U.S.)	(34,820)	-0.01%
Various energy futures contracts (U.S.)	(152,500)	-0.05%
Various interest rates futures contracts (U.S.)	(127,500)	-0.04%
Various precious metal futures contracts (U.S.)	—	0.00%
Various soft futures contracts (U.S.)	(20,150)	-0.01%
Various stock index futures contracts (U.S.)	(183,933)	-0.06%

Total Options Written	$(1,222,522)	-0.40%

SWAPS (1)
Frontier XXXIV Balanced select swap (U.S.)	$10,126,168	3.36%
Frontier Brevan Howard swap (U.S.)	5,435,184	1.81%
Frontier XXXV Diversified select swap (U.S.)	3,437,632	1.14%
Frontier XXXVII L/S select swap (U.S.)	2,456,545	0.82%

Total Swaps	$21,455,529	7.13%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value	Fair Value
$11,500,000 US Treasury Note 1.125% due 12/31/2019 (Cost $11,178,122)	$10,853,125	3.61%
$11,500,000 US Treasury Note 2.000% due 09/30/2020 (Cost $11,611,497)	11,228,672	3.75%
$25,000,000 US Treasury Note 2.500% due 08/15/2023 (Cost $25,034,823)	23,957,031	8.04%
$13,000,000 US Treasury Note 2.125% due 08/15/2021 (Cost $13,066,678)	12,575,469	4.21%
$13,000,000 US Treasury Note 2.000% due 11/15/2021 (Cost $12,945,421)	12,390,625	4.13%
$75,000,000 US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	95,507,813	32.29%
$20,000,000 US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	27,165,625	9.20%

Total U.S. Treasury Securities	$193,678,360	65.23%

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statements of Operations

For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Investment income:
Interest—net	$1,121,287	$4,195,527	$5,824,751

Total Income	1,121,287	4,195,527	5,824,751

Expenses:
Incentive Fees	11,993,289	2,300,285	12,198,317
Management Fees	5,857,792	8,403,814	12,850,471
Service Fees—Class 1	4,357,428	7,118,910	10,354,157
Trading Fees	3,327,096	5,588,902	7,888,010

Total Expenses	25,535,605	23,411,911	43,290,955

Investment income/(loss)—net	(24,414,318)	(19,216,384)	(37,466,204)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	56,215,423	(12,444,197)	(4,787,818)
Net change in open trade equity/(deficit)	(1,839,399)	13,437,427	17,630,808
Net realized gain/(loss) on swap contracts	—	(3,555,134)	(525,237)
Net unrealized gain/(loss) on swap contracts	14,535,358	1,539,551	(1,386,497)
Net realized gain/(loss) on U.S. Treasury securities	(429,638)	1,078,008	2,245,136
Net unrealized gain/(loss) on U.S. Treasury securities	13,833,243	(7,106,104)	(3,482,576)
Trading commissions	(3,828,682)	(4,862,596)	(7,746,611)
Net realized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—	—	(2,172,987)
Net unrealized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—	—	2,084,880

Net gain/(loss) on investments	78,486,305	(11,913,045)	1,859,098

NET INCREASE/(DECREASE) IN CAPITAL
RESULTING FROM OPERATIONS	$54,071,987	$(31,129,429)	$(35,607,106)

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statement of Changes in Owners’ Capital

For the Years Ended December 31, 2014, 2013 and 2012

	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2011	$6,538,575	$631,407,968	$637,946,543
Sale of Units	—	46,946,971	46,946,971
Redemption of Units	—	(129,300,685)	(129,300,685)
Net increase/(decrease) in Capital resulting from operations	(250,809)	(35,356,297)	(35,607,106)

Owners’ Capital, December 31, 2012	6,287,766	513,697,957	519,985,723
Sale of Units	586,202	12,172,842	12,759,044
Redemption of Units	(1,586,194)	(199,006,861)	(200,593,055)
Net increase/(decrease) in Capital resulting from operations	(486,258)	(30,643,171)	(31,129,429)

Owners’ Capital, December 31, 2013	4,801,516	296,220,767	301,022,283
Sale of Units	23,159	15,657,271	15,680,430
Redemption of Units	(317,674)	(100,250,717)	(100,568,391)
Net increase/(decrease) in Capital resulting from operations	1,165,260	52,906,727	54,071,987

Owners’ Capital, December 31, 2014	$5,672,261	$264,534,048	$270,206,309

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$54,071,987	$(31,129,429)	$(35,607,106)
Adjustments to reconcile net increase/(decrease) in capital
resulting from operations to net cash provided by (used in)
operating activities:
Change in:
Net change in open trade equity	850,228	(17,493,114)	(16,671,374)
Net change in options purchased	(6,042,013)	10,901,243	(2,001,975)
Net change in options written	7,741,316	(2,976,676)	862,872
Net change in allocation of total return swaps	—	—	—
Net unrealized (gain)/loss on swap contracts	(14,535,358)	(1,539,551)	1,386,497
Net realized (gain)/loss on swap contracts	—	3,555,134	525,237
Net unrealized (gain)/loss on U.S. Treasury securities	(13,833,243)	7,106,104	3,482,576
Net realized (gain)/loss on U.S. Treasuries securities	429,638	(1,078,008)	(2,245,136)
Net realized (gain)/loss on investment in Berkeley Colorado Quantitative Fund LLC	—	—	2,172,987
Net unrealized (gain)/loss on investment in Berkeley Colorado Quantitative Fund LLC	—	—	(2,084,880)
(Purchases) sales of:
Sales of swap contracts	—	20,698,367	—
(Purchases) of swap contracts	—	(21,880,000)	—
(Purchases) of U.S. Treasury securities	(14,984,410)	(199,626,688)	—
Sales of U.S. Treasury securities	82,112,859	17,921,554	59,521,241
Sales of custom time deposits	—	311,468,033	46,818,526
Sales of Berkeley Colorado Quantitative Fund LLC		—	6,182,737
Increase and/or decrease in:
Receivable from futures commission merchants	(4,768,450)	86,886,331	12,337,706
Distributions from trading companies	—	—	—
Prepaid service fees	4,010	120,151	170,227
Interest receivable	501,949	(2,401,337)	837,094
Receivable from related parties	390	(6,051)	—
Other assets	(499,955)	34,989	61,203
Incentive fees payable to Managing Owner	5,254,068	679,141	(1,111,997)
Management fees payable to Managing Owner	(137,065)	(398,444)	(116,832)
Interest payable to Managing Owner	(78,476)	(287,553)	(148,735)
Trading fees payable to Managing Owner	(36,543)	(240,936)	(112,780)
Service fees payable to Managing Owner	(68,919)	(247,466)	(154,190)
Payables to related parties	18,978	(19,976)	37,192
Other liabilities	—	(51,485)	34,876

Net cash provided by (used in) operating activities	96,001,003	179,994,333	74,175,966

Cash Flows from Financing Activities:
Proceeds from sale of capital	15,680,430	12,759,044	46,946,971
Payment for redemption of capital	(100,568,391)	(200,593,055)	(129,300,685)
Pending owner additions	7,842	(126,560)	(223,785)
Redemptions payable	(1,445,885)	174,313	(1,956,488)

Net cash provided by (used in) financing activities	(86,326,004)	(187,786,258)	(84,533,987)

Net increase (decrease) in cash and cash equivalents	9,674,987	(7,791,925)	(10,358,021)
Cash and cash equivalents, beginning of period	9,302,857	17,094,782	27,452,803

Cash and cash equivalents, end of period	$18,977,844	$9,302,857	$17,094,782

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

The Trust, with respect to each Series:

•

engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

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

•

maintains each Series of Units in between two to six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund, and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents; and

•

all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund or Equinox Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

As of December 9, 2013, the Balanced Series of the Trust became known as the Equinox Frontier Balanced Fund, the Frontier Diversified Series became known as the Equinox Frontier Diversified Fund, the Frontier Heritage Series became known as Equinox Frontier Heritage Fund, the Frontier Long/Short Commodity Series became known as the Equinox Frontier Long/Short Commodity Fund, the Frontier Masters Series became known as the Equinox Frontier Masters Fund, the Frontier Select Series became known as the Equinox Frontier Select Fund, and the Winton Series became known as the Equinox Frontier Winton Fund.

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

As of December 31, 2014, the Trust, with respect to the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage

Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Equinox Frontier Balanced Fund and the Equinox Frontier Long/Short Commodity Fund separates Units into a maximum of six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of U.S. Treasury Securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

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

Cash and Cash Equivalents—Cash and cash equivalents include cash and overnight investments in interest-bearing demand deposits held at banks with original maturities of three months or less. This cash is not restricted.

Interest Income—Aggregate interest income from all sources, including U.S. Treasury securities and assets held at futures commission merchants (each, an “FCM”), up to the first two percentage points or 20% of the aggregate percentage yield (annualized) is paid to the Managing Owner. All interest not paid to the Managing Owner is interest income to the Trust, and shown net on the consolidated statement of operations.

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

Allocation of Earnings—Each Series of the Trust may maintain between two to six classes of Units—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3 and Class 3a Units based on each Class’ respective owners’ capital balances as applicable to the classes maintained by the Series.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the years ended December 31, 2014, 2013 and 2012. The 2011 through 2014 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Service Fees—The Trust may maintain each Series of Units in between two to six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents.

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

Recently Issued Accounting Pronouncements—In February, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Trust’s consolidated financial statements. Early adoption is permitted. In May 2014 the FASB issued a final standard on revenue from contracts with customers. The standard, issued as FASB ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The ASU is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. A full retrospective or modified retrospective approach may be taken to adopt the guidance in the ASU. The Trust is currently evaluating the impact of the provisions of ASU 2014-09 on its consolidated financial position, results of operations and related disclosures.

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

Level 2 Inputs

Inputs other than quoted prices included in Level 1 that are observable for the financial assets or liabilities, either directly or indirectly. These might include quoted prices for similar financial assets in active markets, quoted prices for identical or similar financial assets in markets that are not active, inputs other than quoted prices that are observable for the financial assets or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs

Unobservable inputs for determining the fair value of financial assets that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the financial asset.

The Trust uses the following methodologies to value instruments within its financial asset portfolio at fair value:

Trading Securities. These instruments include U.S. Treasury securities and open trade equity positions (futures contracts) that are actively traded on public markets with quoted pricing for corroboration. U.S. Treasury securities and futures contracts are reported at fair value using Level 1 inputs. Trading securities instruments further include trading options and currency forwards that are quoted prices for identical or similar assets that are not traded on active markets. Trading options and currency forwards are reported at fair value using Level 2 inputs.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of December 31, 2014 and 2013, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$15,756,796	$(932,374)	$—	$14,824,422
Swap Contracts	—	—	35,990,887	35,990,887
U.S. Treasury Securities	139,953,516	—	—	139,953,516
Purchased Options	—	9,075,883	—	9,075,883
Written Options	—	(8,963,838)	—	(8,963,838)

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$14,426,691	$1,247,959	$—	$15,674,650
Swap Contracts	—	—	21,455,529	21,455,529
U.S. Treasury Securities	193,678,360	—	—	193,678,360
Purchased options	—	3,033,870	—	3,033,870
Written Options	—	(1,222,522)	—	(1,222,522)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net realized and net unrealized gain/(loss) on swap contracts” on the statements of operations.

For the Year ended December 31, 2014
Balance of recurring Level 3 assets as of January 1, 2014	$21,455,529
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	14,535,358
Purchases of investments	—
Sales of investments	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2014	$35,990,887

For the Year Ended December 31, 2013
Balance of recurring Level 3 assets as of January 1, 2013	$22,289,479
Total gains or losses (realized/unrealized):
Included in earnings-realized	(3,555,134)
Included in earnings-unrealized	1,539,551
Purchases of investments	21,880,000
Sales of investments	(20,698,367)
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2013	$21,455,529

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the years ended December 31, 2014 and 2013, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2014.

2014
Swaps	$14,535,358

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2013.

2013
Swaps	$(420,970)

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2012.

2012
Swaps	$(1,265,968)

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2014 and 2013, approximately 12.5% or $35,990,887 and 7.0% or $21,455,529, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps and is recorded as Swap Contracts, at fair value on the Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

The Trust had invested in the following swaps as of and for the year ended December 31, 2014:

	Brevan Howard Total Return Swap	XXXIV Balanced select swap Total Return Swap	XXXV Diversified select swap Total Return Swap	XXXVII L/S select swap Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$17,663,283	$67,610,098	$35,500,000	$13,590,513
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,993,000	$9,600,000	$3,400,000	$2,880,000
Swap Value	$1,547,465	$8,646,954	$3,170,408	$753,060
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Change in Unrealized Gain/(Loss)	$2,105,282	$8,120,784	$3,132,777	$1,176,515

Fair Value as of 12/31/2014	$7,540,465	$18,246,954	$6,570,408	$3,633,060

The Trust had invested in the following swaps as of and for the year ended December 31, 2013:

	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Societe Generale	DeutscheBank	DeutscheBank AG
Notional Amount	$—	$—	$64,000,000
Termination Date	11/21/2014	6/30/2016	8/2/2018
Cash Collateral			$9,600,000
Swap Value			$526,168
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$(1,646,391)	$(1,908,743)	$—

Change in Unrealized Gain/(Loss)	$214,265	$1,746,258	$526,168

Fair Value as of 12/31/13	$—	$—	$10,126,168

	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$34,400,000	$25,500,000	$18,663,283
Termination Date	8/7/2018	8/2/2018	3/26/2018
Cash Collateral	$2,880,000	$3,400,000	$5,996,500
Swap Value	$(423,455)	37,632	$(561,316)
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—

Change in Unrealized Gain/(Loss)	$(423,455)	$37,632	$(561,316)

Fair Value as of 12/31/13	$2,456,545	$3,437,632	$5,435,184

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the nominal assets of such Series, calculated on a daily basis. The total amount of assets of a series allocated to trading advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the trading advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the trading advisors and any reference programs, is referred to herein as the “nominal assets” of the series. The annual rate of the management fee is: 0.5% for the Equinox Frontier Balanced Fund Class 1, Class 2 and Class 3, 1.0% for the Equinox Frontier Balanced Fund Class 1a and Class 2a, 2.0% for the Equinox Frontier Winton Fund, Equinox Frontier Long/Short Commodity Fund Class 1a and Class 2a and Equinox Frontier Masters Fund, 0.75% for Equinox Frontier Diversified Fund, 2.5% for the Equinox Frontier Heritage Fund and Equinox Frontier Select Fund, and 3.5% for the Equinox Frontier Long/Short Commodity Fund Class 1 and Class 2. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the series by the Managing Owner. As of the date of this Form 10-K, the trading advisor for a series that has invested in a swap has not received any management fees directly from the series for such swap, and instead the relevant trading advisor receives compensation via the fees embedded in the swap.

The management fee as a percentage of the applicable series’ net asset value will be greater than the percentage indicated above to the extent that the nominal assets of the series exceeds its net asset value. The managing owner expects that the nominal assets of each series will generally be maintained at a level in excess of the net asset value of such series and such excess may be substantial to the extent the managing owner deems necessary to achieve the desired level of volatility.

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

As of December 31, 2014, the Trust has a payable to the Managing Owner in the amounts of $6,665,328, $468,154, $203,086, $324,854, and $336,115 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2013, the Trust has a payable to the Managing Owner in the amounts of $1,411,260, $605,219, $281,562, $361,397 and $405,034 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the year ended December 31, 2014, the Trust paid the Managing Owner $11,993,289, $5,857,792, $4,357,428 and $3,327,096 for incentive fees, management fees, service fees, and trading fees, respectively.

For the year ended December 31, 2013, the Trust paid the Managing Owner $2,300,285, $8,403,814, $7,118,910 and $5,588,902 for incentive fees, management fees, service fees, and trading fees, respectively.

For the year ended December 31, 2012, the Trust paid the Managing Owner $12,198,317, $12,850,471, $10,354,157 and $7,888,010 for incentive fees, management fees, service fees, and trading fees, respectively.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the years ended December 31, 2014 and 2013 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were ($19,369) and ($18,328), respectively.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund, and Equinox Frontier Balanced Fund (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. During the years ended December 31, 2014, 2013 and 2012, the Trust paid

$2,341,214, $5,133,860 and $7,373,409, respectively, of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

The Managing Owner, under an amended contract, paid to The Bornhoft Group Corporation, an affiliate of the Trust, an annual payment of $1,100,000 for the first year of the contract and $600,000 for the second year of the contract, and $300,000 for the third and final year for investment and advisor services and 0.1% annually thereafter of the trading level with the Equinox Frontier Balanced Fund in lieu of a monthly service fee. The Managing Owner paid $268,281, $1,113,677 and 766,944, respectively under this agreement for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts do not impact the Trust’s financial statements.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $1,040,000, $1,415,000 and 437,245, respectively, for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts do not impact the Trust’s financial statements.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $1,136,465, $1,813,029 and $2,627,888, respectively, for the years ended December 31, 2014, 2013 and 2012. These amounts do not impact the Trust’s financial statements.

Equinox Group Distributors LLC, an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

6. Financial Highlights

The following information presents the financial highlights of the Trust for the year ended December 31, 2014, 2013 and 2012. This data has been derived from the information presented in the consolidated financial statements.

	2014	2013	2012
Ratios to average net assets
Net investment gain/(loss)	-9.32%	-4.72%	-6.41%
Expenses before incentive fees (1)	5.17%	5.18%	5.32%
Expenses after incentive fees (1)	9.75%	5.75%	7.41%
Total return before incentive fees	25.23%	-7.08%	-4.01%
Total return after incentive fees	20.65%	-7.64%	-6.09%

(1)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

7. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of December 31, 2014 and 2013 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the years ended December 31, 2014, 2013 and 2012, the monthly average of futures contracts bought was approximately 28,999, 75,200 and 69,300, respectively and sold was approximately 28,961 and 81,900, 68,200, respectively.

The following tables summarize the trading revenues for the years ended December 31, 2014, 2013 and 2012 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2014 (1)

Type of contract
Metals	$(256,981)
Currencies	17,899,627
Energies	3,916,742
Agriculturals	1,567,689
Interest rates	29,064,075
Stock indices	4,024,271

Realized trading income/(loss)(1)	$56,215,423

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2014 (2)

Type of contract
Metals	$(1,062,356)
Currencies	(3,251,824)
Energies	2,821,849
Agriculturals	385,834
Interest rates	4,804,024
Stock indices	(5,536,926)

Change in unrealized trading income/(loss)(2)	$(1,839,399)

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2013 (1)

Type of contract
Metals	$5,462,839
Currencies	(12,769,910)
Energies	(16,450,880)
Agriculturals	(2,150,189)
Interest rates	(31,078,862)
Stock indices	44,542,805

Realized trading income/(loss) (1)	$(12,444,197)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2013 (2)

Type of contract
Metals	$6,511,874
Currencies	3,826,678
Energies	(238,494)
Agriculturals	654,420
Interest rates	(3,278,656)
Stock indices	5,961,605

Change in unrealized trading income/(loss) (2)	$13,437,427

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

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

Certain financial instruments and derivative instruments are eligible for offset in the statements of financial condition under GAAP. The Trust’s open trade equity/(deficit), options written, and receivables from futures commission merchants (each, an “FCM”) are subject to master netting arrangements and collateral arrangements and meet the GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Trust’s policy is to recognize amounts subject to master netting arrangements on a net basis on the consolidated statements of financial condition.

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of December 31, 2014 and 2013:

Offsetting of Derivative Assets and Liabilities

As of December 31, 2014	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Open Trade Equity/(Deficit)	$17,120,111	$(2,295,689)	$14,824,422
Options Purchased	9,075,883	—	9,075,883
Options Written	—	(8,963,838)	(8,963,838)
Swap Contracts	35,990,887	—	35,990,887

Offsetting of Derivative Assets and Liabilities

As of December 31, 2013	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Open Trade Equity/(Deficit)	$16,274,437	$(599,787)	$15,674,650
Options Purchased	3,033,870	—	3,033,870
Options Written	—	(1,222,522)	(1,222,522)
Swap Contracts	21,879,883	(424,354)	21,455,529

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

10. Subsequent Events

On November 26, 2014, the Trust’s portfolio management team approved an allocation change in an Emil Van Essen trading program that was not fully implemented as intended. As a result, certain series who invested in Emil Van Essen were not allocated sufficient gains and certain other series who invested in Emil Van Essen suffered greater losses. In January 2015, the Managing Owner determined to make a payment to the affected investors within the Equinox Frontier Balanced Fund, Equinox Frontier Diversified Fund and Equinox Frontier Long/Short Commodity Fund, in the aggregate amount of $1,247,752 to reimburse the effect of the missed gain or higher loss on such investors in the series, and such amount will be recorded in the Statements of Operations as net increase from payments by Managing Owner.

Report of Independent Registered Public Accounting Firm

To the Executive Committee and Equinox Frontier Funds,

as sole member of the Trading Companies

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of the Frontier Trading Company I, LLC, Frontier Trading Company II, LLC, Frontier Trading Company V, LLC, Frontier Trading Company VII, LLC, Frontier Trading Company IX, LLC, Frontier Trading Company XIV, LLC, Frontier Trading Company XV, LLC, Frontier Trading Company XVII, LLC, Frontier Trading Company XVIII, LLC, Frontier Trading Company XXI, LLC, Frontier Trading Company XXIII, LLC, Frontier Trading Company XXIX, LLC, Frontier Trading Company XXXIV, LLC, Frontier Trading Company XXXV, LLC, Frontier Trading Company XXXVII, LLC, Frontier Trading Company XXXVIII, LLC, and Frontier Trading Company XXXIX, LLC (collectively, the Trading Companies) as of December 31, 2014 and 2013, and the related statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Trading Companies’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Frontier Trading Company I, LLC, Frontier Trading Company II, LLC, Frontier Trading Company V, LLC, Frontier Trading Company VII, LLC, Frontier Trading Company IX, LLC, Frontier Trading Company XIV, LLC, Frontier Trading Company XV, LLC, Frontier Trading Company XVII, LLC, Frontier Trading Company XVIII, LLC, Frontier Trading Company XXI, LLC, Frontier Trading Company XXIII, LLC, Frontier Trading Company XXIX, LLC, Frontier Trading Company XXXIV, LLC, Frontier Trading Company XXXV, LLC, Frontier Trading Company XXXVII, LLC, Frontier Trading Company XXXVIII, LLC, and Frontier Trading Company XXXIX, LLC as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Denver, Colorado

March 31, 2015

The Trading Companies of Equinox Frontier Funds

Statements of Financial Condition

December 31, 2014 and 2013

	Frontier Trading Company I, LLC		Frontier Trading Company II, LLC		Frontier Trading Company VII, LLC
	12/31/2014	12/31/2013	12/31/2014	12/31/2013	12/31/2014	12/31/2013
ASSETS
Receivable from futures commission merchants	$22,731,131	$16,469,042	$10,851,264	$13,212,581	$6,694,318	$7,268,432
Open trade equity, at fair value	3,215,205	3,162,843	3,473,284	4,321,293	3,469,339	0
Options purchased, at fair value	288,413	165,983	—	—	8,787,472	98,740
Interest receivable	—	—	421	155	—	—

Total Assets	$26,234,749	$19,797,868	$14,324,969	$17,534,029	$18,951,129	$7,367,172

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$—
Interest payable	2,027	2,361	0	—	170	164
Options written, at fair value	253,017	183,932	—	—	8,710,817	172,650
Open trade deficit, at fair value	—	—	—	—	0	191,069

Total Liabilities	255,044	186,293	0	—	8,710,987	363,883

MEMBERS’ EQUITY (Net Asset Value)	25,979,705	19,611,575	14,324,969	17,534,029	10,240,142	7,003,289

Total Liabilities and Members’ Equity	$26,234,749	$19,797,868	$14,324,969	$17,534,029	$18,951,129	$7,367,172

	Frontier Trading Company XIV, LLC		Frontier Trading Company XV, LLC		Frontier Trading Company XVIII, LLC
	12/31/2014	12/31/2013	12/31/2014	12/31/2013	12/31/2014	12/31/2013
ASSETS
Receivable from futures commission merchants	$3,682,543	$2,822,890	13,741,985	$13,257,812	$—	$568,376
Open trade equity, at fair value	1,024,868	706,184	1,658,917	4,087,038	—	—
Options Purchased, at fair value	—	—	—	2,769,147	—	—
Interest receivable	—	—	68	657	—	—

Total Assets	$4,707,411	$3,529,074	$15,400,970	$20,114,654	$—	$568,376

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$—
Interest payable	389	1,377	0	—	—	1
Options written, at fair value	—	—	—	865,940	—	—
Open trade deficit, at fair value	—	—	—	—	—	—

Total Liabilities	389	1,377	0	865,940	—	1

MEMBERS’ EQUITY (Net Asset Value)	4,707,022	3,527,697	15,400,970	19,248,714	0	568,375

Total Liabilities and Members’ Equity	$4,707,411	$3,529,074	$15,400,970	$20,114,654	$0	$568,376

	Frontier Trading Company XXIII, LLC (1)		Frontier Trading Company XXIX, LLC (6)		Frontier Trading Company XXXIV LLC (3)
	12/31/2014	12/31/2013	12/31/2014	12/31/2013	12/31/2014	12/31/2013
ASSETS
Receivable from futures commission merchants	$2,631,364	$4,183,822	$1,946,362	$—	$687,693	$—
Open trade equity, at fair value	893,605	67,845	—	—	—	—
Swap contracts, at fair value	—	—	—	—	18,246,955	10,126,168
Interest receivable	—	—	23	—	—	—

Total Assets	$3,524,969	$4,251,667	$1,946,385	$—	$18,934,648	$10,126,168

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$—
Interest payable	—	—	0	—	601	—
Options written, at fair value	—	—	—	—	—	—
Open trade deficit, at fair value	—	—	279,840	—	—	—

Total Liabilities	—	—	279,840	—	601	—

MEMBERS’ EQUITY (Net Asset Value)	3,524,969	4,251,667	1,666,545	—	18,934,047	10,126,168

Total Liabilities and Members’ Equity	$3,524,969	$4,251,667	$1,946,385	$—	$18,934,648	$10,126,168

	Frontier Trading Company XXXV LLC (3)		Frontier Trading Company XXXVII LLC (5)		Frontier Trading Company XXXVIII LLC (4)
	12/31/2014	12/31/2013	12/31/2014	12/31/2013	12/31/2014	12/31/2013
ASSETS
Receivable from futures commission merchants	$—	$—	$—	$—	$2,944,692	$3,359,991
Open trade equity, at fair value	—	—	—	—	1,369,043	3,520,515
Swap contracts, at fair value	6,570,409	3,437,632	3,633,060	2,456,545	—	—
Interest receivable	—	—	—	—	—	—

Total Assets	$6,570,409	$3,437,632	$3,633,060	$2,456,545	$4,313,735	$6,880,506

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$—
Interest payable	—	—	—	—	52	227
Options written, at fair value	—	—	—	—	—	—
Open trade deficit, at fair value	—	—	—	—	—	—

Total Liabilities	—	—	—	—	52	227

MEMBERS’ EQUITY (Net Asset Value)	6,570,409	3,437,632	3,633,060	2,456,545	4,313,683	6,880,279

Total Liabilities and Members’ Equity	$6,570,409	$3,437,632	$3,633,060	$2,456,545	$4,313,735	$6,880,506

	Frontier Trading Company XXXIX LLC (2)
	12/31/2014	12/31/2013
ASSETS
Receivable from futures commission merchants	$—	$—
Open trade equity, at fair value	—	—
Swap contracts, at fair value	7,543,966	5,435,184
Interest receivable	—	—

Total Assets	$7,543,966	$5,435,184

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$3,500	$—
Interest payable	—	—
Other liabilities	—	—
Open trade deficit, at fair value	—	—

Total Liabilities	$3,500	—

MEMBERS’ EQUITY (Net Asset Value)	7,540,466	5,435,184

Total Liabilities and Members’ Equity	$7,543,966	$5,435,184

(1)	Trading Company XXIII commenced trading operations in January 2012.
(2)	Trading Company XXXIX commenced trading operations in March 2013.
(3)	Trading Company XXXIV and XXXV commenced trading operations in July 2013.
(4)	Trading Company XXXVII commenced trading operations in August 2013.
(5)	Trading Company XXXVIII commenced trading operations in November 2013.
(6)	Trading Company XXIX commenced trading operations in November 2014

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Equinox Frontier Funds

Condensed Schedule of Investments

December 31, 2014

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company VII LLC		Frontier Trading Company XIV LLC
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(312,320)	-1.20%	$(391,586)	-2.73%	$(14,354)	-0.14%	$(443,923)	-9.43%
Various base metals futures contracts (U.S.)	(48,075)	-0.19%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	560,666	2.16%	11,440	0.08%	42,799	0.42%	15,844	0.34%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	10,206	0.04%	(379,300)	-2.65%	(22,534,214)	-220.06%	(972,835)	-20.67%
Various interest rates futures contracts (Canada)	79,701	0.31%	20,360	0.14%	—	0.00%	8,018	0.17%
Various interest rates futures contracts (Europe)	676,493	2.60%	1,587,953	11.09%	56,709	0.55%	290,958	6.18%
Various interest rates futures contracts (Far East)	208,691	0.80%	159,563	1.11%	—	0.00%	37,736	0.80%
Various interest rates futures contracts (Oceanic)	299,804	1.15%	94,126	0.66%	—	0.00%	30,873	0.66%
Various interest rates futures contracts (U.S.)	289,361	1.11%	(166,778)	-1.16%	(142,799)	-1.39%	26,385	0.56%
Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	(60,655)	-0.23%	—	0.00%	4,582	0.04%	1,115	0.02%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	2,809	0.01%	23,018	0.16%	—	0.00%	3,085	0.07%
Various soft futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(89,038)	-0.34%	(122,345)	-0.85%	(2,042,234)	-19.94%	(73,935)	-1.57%
Various stock index futures contracts (Canada)	33,439	0.13%	11,810	0.08%	—	0.00%	18,623	0.40%
Various stock index futures contracts (Europe)	(44,720)	-0.17%	278,820	1.95%	—	0.00%	34,226	0.73%
Various stock index futures contracts (Far East)	14,786	0.06%	(82,139)	-0.57%	—	0.00%	(11,078)	-0.24%
Various stock index futures contracts (Oceanic)	35,072	0.13%	10,846	0.08%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	370,308	1.43%	646,554	4.51%	8,732	0.09%	112,478	2.39%

Total Long Futures Contracts	$2,026,528	7.80%	$1,702,342	11.90%	$(24,620,779)	-240.43%	$(922,430)	-19.59%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	251,789	0.97%	302,951	2.11%	$25,336	0.25%	$305,976	6.50%
Various base metals futures contracts (U.S.)	50,963	0.20%	20,375	0.14%	10,300	0.10%	9,325	0.20%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	360,124	1.39%	893,008	6.23%	158,136	1.54%	34,431	0.73%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	356,351	1.37%	891,223	6.22%	2,818,105	27.52%	332,080	7.05%
Brent Crude Settling 3/1/2015 (number of contracts: -661)	—	0.00%	—	0.00%	1,956,120	19.10%	—	0.00%
Crude Oil Settling 12/1/2015 (number of contracts: -714)	—	0.00%	—	0.00%	10,987,452	107.30%	—	0.00%

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company VII LLC		Frontier Trading Company XIV LLC
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
Heat Oil Settling 5/28/2015 (number of contracts: -372)	—	0.00%	—	0.00%	1,015,720	9.92%	—	0.00%
Brent Crude Oil Last Day Settling 2/12/2015 (number of contracts: -229)	—	0.00%	—	0.00%	2,871,660	28.04%	—	0.00%
Brent Crude Settling 7/1/2015 (number of contracts: -74)	—	0.00%	—	0.00%	590,890	5.77%	—	0.00%
NYH RBOB Unleaded Gas Settling 12/30/2015 (number of contracts: -388)	—	0.00%	—	0.00%	4,267,957	41.68%	—	0.00%
NYH RBOB Unleaded Gas Settling 7/30/2015 (number of contracts: -130)	—	0.00%	—	0.00%	2,097,900	20.49%	—	0.00%
Gas Oil Settling 3/31/2015 (number of contracts: -54)	—	0.00%	—	0.00%	—	0.00%	394,875	8.39%
Brent Crude Settling 2/1/2015 (number of contracts: -77)	—	0.00%	—	0.00%	—	0.00%	655,530	13.93%
Crude Oil Settling 2/1/2015 (number of contracts: -54)	—	0.00%	—	0.00%	—	0.00%	452,980	9.62%
Various interest rates futures contracts (Canada)	12,112	0.05%	215	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(14,958)	-0.06%	(342)	0.00%	(75,159)	-0.73%	(13,206)	-0.28%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	(28,461)	-0.28%	—	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	(4,773)	-0.03%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(128)	0.00%	—	0.00%	(548,940)	-5.36%	1,353	0.03%
Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	7,685	0.03%	92,540	0.65%	10,480	0.10%	27,230	0.58%
Various soft futures contracts (Canada)	—	0.00%	(194)	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	92,535	0.36%	5,215	0.04%	—	0.00%	6,020	0.13%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	78,930	0.30%	186,922	1.30%	851,899	8.32%	72,236	1.53%
Coffee Settling 5/29/2015 (number of contracts: -370)	—	0.00%	—	0.00%	1,080,724	10.55%	—	0.00%
Various stock index futures contracts (Africa)	—	0.00%	(4,710)	-0.03%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(24,501)	-0.09%	—	0.00%	—	0.00%	(7,126)	-0.15%
Various stock index futures contracts (Far East)	(28,299)	-0.11%	34,304	0.24%	—	0.00%	—	0.00%
Various stock index futures contracts (Mexico)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%	(1,348)	-0.03%
Various stock index futures contracts (U.S.)	2,837	0.01%	(89,920)	-0.63%	—	0.00%	(6,875)	-0.15%

Total Short Futures Contracts	$1,145,440	4.42%	$2,326,814	16.24%	$28,090,117	274.31%	$2,263,481	48.08%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$43,237	0.17%	$(555,872)	-3.88%	$—	0.00%	$(316,183)	-6.72%

Total Currency Forwards	$43,237	0.17%	$(555,872)	-3.88%	$—	0.00%	$(316,183)	-6.72%

Total Open Trade Equity (Deficit)	$3,215,205	12.39%	$3,473,284	24.26%	$3,469,339	33.88%	$1,024,868	21.77%

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company VII LLC		Frontier Trading Company XIV LLC
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
OPTIONS PURCHASED *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$474,932	4.64%	$—	0.00%
Crude Oil Settling 1/16/2015 (number of contracts: 1438)	—	0.00%	—	0.00%	549,890	5.37%	—	0.00%
Crude Oil Settling 5/18/2015 (number of contracts: 1044)	—	0.00%	—	0.00%	751,680	7.34%	—	0.00%
Crude Oil Settling 6/19/2015 (number of contracts: 2034)	—	0.00%	—	0.00%	668,760	6.53%	—	0.00%
Crude Oil Settling 3/19/2015 (number of contracts: 1044)	—	0.00%	—	0.00%	783,000	7.65%	—	0.00%
Crude Oil Settling 2/19/2015 (number of contracts: 1438)	—	0.00%	—	0.00%	732,870	7.16%	—	0.00%
Crude Oil Settling 9/21/2015 (number of contracts: 2034)	—	0.00%	—	0.00%	777,380	7.59%	—	0.00%
Crude Oil Settling 10/19/2015 (number of contracts: 2034)	—	0.00%	—	0.00%	774,350	7.56%	—	0.00%
Crude Oil Settling 11/19/2015 (number of contracts: 2034)	—	0.00%	—	0.00%	670,780	6.55%	—	0.00%
Crude Oil Settling 8/19/2015 (number of contracts: 2034)	—	0.00%	—	0.00%	730,140	7.13%	—	0.00%
Crude Oil Settling 4/20/2015 (number of contracts: 1044)	—	0.00%	—	0.00%	798,660	7.80%	—	0.00%
Crude Oil Settling 7/20/2015 (number of contracts: 2034)	—	0.00%	—	0.00%	695,230	6.79%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	379,800	3.71%	—	0.00%
Various stock index futures contracts (U.S.)	288,413	1.11%	—	0.00%	—	0.00%	—	0.00%

Total Options Purchased	$288,413	1.11%	$—	0.00%	$8,787,472	85.82%	$—	0.00%

OPTIONS WRITTEN *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(8,234,007)	-80.41%	$—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(476,810)	-4.66%	—	0.00%
Various stock index futures contracts (U.S.)	(253,017)	-0.97%	—	0.00%	—	0.00%	—	0.00%

Total Options Written	$(253,017)	-0.97%	$—	0.00%	$(8,710,817)	-85.07%	$—	0.00%

SWAPS (1)
Frontier XXXIV Balanced select swap (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Frontier Brevan Howard swap (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Frontier XXXV Diversified select swap (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Frontier XXXVII L/S select swap (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Swaps	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

The Trading Companies of the Equinox Frontier Funds (1)

Condensed Schedule of Investments

December 31, 2014

	Frontier Trading Company XV LLC		Frontier Trading Company XXIII LLC (2)		Frontier Trading Company XXIX LLC		Frontier Trading Company XXXIV LLC (3)
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(3,049,702)	-19.80%	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (U.S.)	(13,775)	-0.09%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	(15,506)	-0.10%	(86,913)	-2.47%	(167,835)	-10.07%	—	0.00%
Various energy futures contracts (Europe)	(12,920)	-0.08%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	(2,738)	-0.16%	—	0.00%
Various energy futures contracts (U.S.)	1,561	0.01%	(65,774)	-1.87%	(369,788)	-22.19%	—	0.00%
Various interest rates futures contracts (Canada)	40,078	0.26%	35,722	1.01%	473	0.03%	—	0.00%
Various interest rates futures contracts (Europe)	427,782	2.78%	373,410	10.59%	37,578	2.25%	—	0.00%
Long GILT Bond Settling 3/31/2015 (number of contracts: 63)	—	0.00%	182,329	5.17%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	15,988	0.10%	156,631	4.44%	7,347	0.44%	—	0.00%
Various interest rates futures contracts (Oceanic)	56,954	0.37%	70,277	1.99%	6,318	0.38%	—	0.00%
Various interest rates futures contracts (U.S.)	159,627	1.04%	94,395	2.68%	18,578	1.11%	—	0.00%
Various precious metal futures contracts (Far East)	2,521	0.02%	—	0.00%	3,673	0.22%	—	0.00%
Various precious metal futures contracts (U.S.)	(2,840)	-0.02%	—	0.00%	(55,655)	-3.34%	—	0.00%
Various soft futures contracts (Canada)	(282)	0.00%	—	0.00%	(1,077)	-0.06%	—	0.00%
Various soft futures contracts (Europe)	2,476	0.02%	—	0.00%	2,453	0.15%	—	0.00%
Various soft futures contracts (Oceanic)	(864)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(19,677)	-0.13%	—	0.00%	(115,022)	-6.90%	—	0.00%
Various stock index futures contracts (Canada)	(706)	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	157,864	1.03%	21,484	0.61%	17,720	1.06%	—	0.00%
Various stock index futures contracts (Far East)	261	0.00%	(9,451)	-0.27%	13,774	0.83%	—	0.00%
Various stock index futures contracts (Oceanic)	(1,389)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	161,383	1.05%	58,582	1.66%	5,253	0.32%	—	0.00%

Total Long Futures Contracts	$(2,091,166)	-13.56%	$830,692	23.54%	$(598,948)	-35.93%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	2,859,059	18.56%	—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	2,113	0.06%	8,525	0.51%	—	0.00%
Various currency futures contracts (Far East)	(3,383)	-0.02%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	45,753	0.30%	204,629	5.81%	177,804	10.67%	—	0.00%
Various energy futures contracts (Europe)	49,517	0.32%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	5,389	0.32%	—	0.00%
Various energy futures contracts (U.S.)	679,539	4.41%	42,725	1.21%	44,955	2.70%	—	0.00%
Various interest rates futures contracts (Canada)	11	0.00%	—	0.00%	—	0.00%	—	0.00%

	Frontier Trading Company XV LLC		Frontier Trading Company XXIII LLC (2)		Frontier Trading Company XXIX LLC		Frontier Trading Company XXXIV LLC (3)
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
Various interest rates futures contracts (Europe)	(318)	0.00%	(247,934)	-7.03%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	(1,673)	-0.05%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(15,224)	-0.10%	1,900	0.05%	(8,728)	-0.52%	—	0.00%
Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%	(1,052)	-0.06%	—	0.00%
Various precious metal futures contracts (U.S.)	12,770	0.08%	69,055	1.96%	3,100	0.19%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	2,800	0.02%	—	0.00%	10,993	0.66%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	(4,709)	-0.28%	—	0.00%
Various soft futures contracts (U.S.)	276,836	1.80%	—	0.00%	89,356	5.36%	—	0.00%
Various stock index futures contracts (Africa)	(2,270)	-0.01%	—	0.00%	(1,911)	-0.11%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	472	0.01%	(6,684)	-0.40%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	129	0.01%	—	0.00%
Various stock index futures contracts (Mexico)	(1,093)	-0.01%	—	0.00%	(3,286)	-0.20%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	(8,374)	-0.24%	(143)	-0.01%	—	0.00%
Various stock index futures contracts (U.S.)	(50,353)	-0.33%	—	0.00%	5,370	0.32%	—	0.00%

Total Short Futures Contracts	$3,853,644	25.02%	$62,913	1.78%	$319,108	19.16%	$—	0.00%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$(103,561)	-0.67%	$—	0.00%	$—	0.00%	$—	0.00%

Total Currency Forwards	$(103,561)	-0.67%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$1,658,917	10.79%	$893,605	25.32%	$(279,840)	-16.77%	$—	0.00%

OPTIONS PURCHASED *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Options Purchased	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

OPTIONS WRITTEN *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Options Written	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SWAPS (3)
Frontier XXXIV Balanced select swap (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$18,246,955	96.37%
Frontier Brevan Howard swap (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Frontier XXXV Diversified select swap (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Frontier XXXVII L/S select swap (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Swaps	$—	0.00%	$—	0.00%	$—	0.00%	$18,246,955	96.37%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Formerly The Frontier Fund.
(2)	Trading Company XXIII commenced trading operations in January 2012
(3)	Trading Company XXXIV and XXXV commenced trading operations in July 2013.

The accompanying notes are an integral part of these consolidated financial statements.

The Trading Companies of the Equinox Frontier Funds (1)

Condensed Schedule of Investments

December 31, 2014

	Frontier Trading Company XXXV LLC		Frontier Trading Company XXXVII LLC		Frontier Trading Company XXXVIII LLC		Frontier Trading Company XXXIX LLC
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(59,625)	-1.38%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	42,827	0.99%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(32,365)	-0.75%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	103,795	2.41%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	99,857	2.31%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	49,558	1.15%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$204,047	4.73%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	380,145	8.81%	—	0.00%
Euro FX Settling 3/1/2015 (number of contracts: -54)	—	0.00%	—	0.00%	232,994	5.40%	—	0.00%
CHF Settling 3/18/2015 (number of contracts: -72)	—	0.00%	—	0.00%	250,775	5.81%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	100,893	2.34%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	(5,755)	-0.13%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

	Frontier Trading Company XXXV LLC		Frontier Trading Company XXXVII LLC		Frontier Trading Company XXXVIII LLC		Frontier Trading Company XXXIX LLC
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(32,928)	-0.76%	—	0.00%
Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	52,490	1.22%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	186,382	4.32%	—	0.00%
Various stock index futures contracts (Africa)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Mexico)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$1,164,996	27.01%	$—	0.00%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

Total Currency Forwards	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$—	0.00%	$—	0.00%	$1,369,043	31.74%	$—	0.00%

OPTIONS PURCHASED *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Options Purchased	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

OPTIONS WRITTEN *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Options Written	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

SWAPS (1)
Frontier XXXIV Balanced select swap (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Frontier Brevan Howard swap (U.S.)	—	0.00%	—	0.00%	—	0.00%	7,540,466	100.00%
Frontier XXXV Diversified select swap (U.S.)	6,570,409	100.00%	—	0.00%	—	0.00%	—	0.00%
Frontier XXXVII L/S select swap (U.S.)	—	0.00%	3,633,060	100.00%	—	0.00%	—	0.00%

Total Swaps	$6,570,409	100.00%	$3,633,060	0.00%	$—	0.00%	$7,540,466	100.00%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

The Trading Companies of the Equinox Frontier Funds

Condensed Schedules of Investments

December 31, 2013

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company VII LLC		Frontier Trading Company XIV LLC
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(56,174)	-0.29%	$6,814	0.04%	$(70,059)	-1.00%	$132,615	3.76%
Copper (LME) settling 1/1/2014 (number of contracts: 32)	—	0.00%	—	0.00%	—	0.00%	198,216	5.62%
Various base metals futures contracts (U.S.)	44,938	0.23%	325	0.00%	123,274	1.76%	25	0.00%
Various currency futures contracts (U.S.)	370,968	1.89%	449,531	2.56%	(19,944)	-0.28%	7,079	0.20%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(21,831)	-0.11%	63,950	0.36%	520,393	7.43%	8,679	0.25%
Natural Gas settling 3/1/2014 (number of contracts: 228)	—	0.00%	—	0.00%	(353,048)	-5.04%	—	0.00%
Natural Gas settling 11/1/2014 (number of contracts: 621)	—	0.00%	—	0.00%	629,139	8.98%	—	0.00%
NYH RBOB Unleaded Gas settling 3/1/2014 (number of contracts: 530)	—	0.00%	—	0.00%	(783,703)	-11.19%	—	0.00%
Various interest rates futures contracts (Canada)	(51,671)	-0.26%	682	0.00%	—	0.00%	(1,930)	-0.05%
Various interest rates futures contracts (Europe)	(232,754)	-1.19%	(481,947)	-2.75%	—	0.00%	(13,724)	-0.39%
Various interest rates futures contracts (Far East)	(31,051)	-0.16%	(171,268)	-0.98%	—	0.00%	(12,641)	-0.36%
Various interest rates futures contracts (Oceanic)	49,673	0.25%	4,623	0.03%	—	0.00%	(1,281)	-0.04%
Various interest rates futures contracts (U.S.)	(88,015)	-0.45%	(89,578)	-0.51%	(202,474)	-2.89%	(35,141)	-1.00%
90 Day Euro Time Deposit settling 12/1/2017 (number of contracts: 539)	—	0.00%	—	0.00%	(372,810)	-5.32%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	(10,009)	-0.14%	(1,600)	-0.05%
Various soft futures contracts (Europe)	(4,923)	-0.03%	(7,698)	-0.04%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(47,575)	-0.24%	(136,308)	-0.78%	(1,081,485)	-15.44%	(31,343)	-0.89%
Corn settling 3/1/2014 (number of contracts: 383)	—	0.00%	—	0.00%	(691,457)	-9.87%	—	0.00%
Corn settling 7/1/2014 (number of contracts: 300)	—	0.00%	—	0.00%	(496,709)	-7.09%	—	0.00%
Sugar #11 settling 3/1/2014 (number of contracts: 861)	—	0.00%	—	0.00%	(820,017)	-11.71%	—	0.00%
Cocoa settling 5/1/2014 (number of contracts: 608)	—	0.00%	—	0.00%	(420,759)	-6.01%	—	0.00%
Various stock index futures contracts (Africa)	2,059	0.01%	27,927	0.16%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	171,251	0.87%	41,612	0.24%	—	0.00%	37,080	1.05%
Various stock index futures contracts (Europe)	862,096	4.40%	1,226,128	6.99%	16,272	0.23%	181,455	5.14%
Various stock index futures contracts (Far East)	462,428	2.36%	525,266	3.00%	—	0.00%	39,836	1.13%
Various stock index futures contracts (Mexico)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	204,288	1.04%	64,924	0.37%	—	0.00%	4,992	0.14%
Various stock index futures contracts (U.S.)	733,317	3.74%	1,286,092	7.33%	77,870	1.11%	192,860	5.47%

Total Long Futures Contracts	$2,367,024	12.06%	$2,811,075	16.02%	$(3,955,526)	-56.48%	$705,177	19.98%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(4,721)	-0.02%	$(52,878)	-0.30%	$34,183	0.49%	$(145,048)	-4.11%
Copper (LME) settling 1/1/2014 (number of contracts: -32)	—	0.00%	—	0.00%	—	0.00%	(298,731)	-8.47%
Copper (LME) settling 2/1/2014 (number of contracts: -34)	—	0.00%	—	0.00%	—	0.00%	(179,725)	-5.09%

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company VII LLC		Frontier Trading Company XIV LLC
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	227,357	1.16%	566,379	3.23%	77,986	1.11%	11,248	0.32%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(934)	0.00%	(78,477)	-0.45%	(96,753)	-1.38%	(19,495)	-0.55%
NYH RBOB Unleaded Gas settling 2/1/2014 (number of contracts: -509)	—	0.00%	—	0.00%	820,130	11.71%	—	0.00%
Natural Gas settling 10/1/2014 (number of contracts: -636)	—	0.00%	—	0.00%	(751,854)	-10.74%	—	0.00%
Various interest rates futures contracts (Canada)	7,512	0.04%	4,575	0.03%	—	0.00%	8,284	0.23%
Various interest rates futures contracts (Europe)	141,423	0.72%	32,183	0.18%	51,261	0.73%	43,140	1.22%
Various interest rates futures contracts (Far East)	13,959	0.07%	—	0.00%	45,124	0.64%	—	0.00%
Various interest rates futures contracts (Oceanic)	(9,391)	-0.05%	(14,869)	-0.08%	—	0.00%	(120)	0.00%
Various interest rates futures contracts (U.S.)	174,002	0.89%	67,938	0.39%	86,363	1.23%	24,481	0.69%
Various precious metal futures contracts (U.S.)	17,291	0.09%	449,520	2.56%	13,635	0.19%	29,795	0.84%
Various soft futures contracts (Canada)	—	0.00%	1,489	0.01%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	550	0.00%	3,120	0.02%	—	0.00%	1,763	0.05%
Various soft futures contracts (U.S.)	226,671	1.16%	513,112	2.93%	722,443	10.32%	65,236	1.85%
Cocoa settling 3/1/2014 (number of contracts: -616)	—	0.00%	—	0.00%	484,646	6.92%	—	0.00%
Corn settling 5/1/2014 (number of contracts: -383)	—	0.00%	—	0.00%	1,111,467	15.87%	—	0.00%
Sugar #11 settling 5/1/2014 (number of contracts: -861)	—	0.00%	—	0.00%	752,965	10.75%	—	0.00%
Wheat settling 7/1/2014 (number of contracts: -439)	—	0.00%	—	0.00%	412,861	5.90%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	(465)	0.00%	—	0.00%	(4,466)	-0.13%
Various stock index futures contracts (U.S.)	2,100	0.01%	—	0.00%	—	0.00%	5,100	0.14%

Total Short Futures Contracts	$795,819	4.07%	$1,491,627	8.52%	$3,764,457	53.74%	$(458,538)	-13.01%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$—	0.00%	$18,591	0.11%	$—	0.00%	$459,545	13.03%

Total Currency Forwards	$—	0.00%	$18,591	0.11%	$—	0.00%	$459,545	13.03%

Total Open Trade Equity (Deficit)	$3,162,843	16.13%	$4,321,293	24.65%	$(191,069)	-2.74%	$706,184	19.99%

OPTIONS PURCHASED *
Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	75,490	1.08%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	23,250	0.33%	—	0.00%
Various stock index futures contracts (U.S.)	165,983	0.85%	—	0.00%	—	0.00%	—	0.00%

Total Options Purchased	$165,983	0.85%	$—	0.00%	$98,740	1.41%	$—	0.00%

OPTIONS WRITTEN *
Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(152,500)	-2.18%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(20,150)	-0.29%	—	0.00%
Various stock index futures contracts (U.S.)	(183,932)	-0.94%	—	0.00%	—	0.00%	—	0.00%

Total Options Written	$(183,932)	-0.94%	$—	0.00%	$(172,650)	-2.47%	$—	0.00%

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company VII LLC		Frontier Trading Company XIV LLC
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
Swaps (1)
	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

Total Swaps	—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Equinox Frontier Funds

Condensed Schedules of Investments

December 31, 2013

	Frontier Trading Company XV LLC		Frontier Trading Company XXIII LLC (2)		Frontier Trading Company XXXIV LLC (3)		Frontier Trading Company XXXV LLC (3)
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(2,088,524)	-10.85%	$—	0.00%	$—	0.00%	$—	0.00%
Copper (LME) Settling 1/1/2014 (Number of Contracts: 372)	2,517,561	13.08%	—	0.00%	—	0.00%	—	0.00%
Copper (LME) Settling 2/1/2014 (Number of Contracts: 335)	2,238,732	11.63%	—	0.00%	—	0.00%	—	0.00%
Copper (LME) Settling 3/1/2014 (Number of Contracts: 210)	1,070,949	5.56%	—	0.00%	—	0.00%	—	0.00%
Copper (LME) Settling 6/1/2014 (Number of Contracts: 248)	1,702,024	8.84%	—	0.00%	—	0.00%	—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	16,675	0.39%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	196,221	1.02%	(43,538)	-1.02%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	(155,110)	-0.81%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	3,805	0.02%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	40,873	0.21%	(17,593)	-0.41%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	47	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	2,277	0.01%	(364,569)	-8.57%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	(3,494)	-0.02%	(176,906)	-4.16%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	(1,996)	-0.01%	10,688	0.25%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(35,255)	-0.18%	(220,306)	-5.18%	—	0.00%	—	0.00%
5 Year Note settling 3/1/2014 (number of contracts: 164)	—	—	(244,375)	-5.75%	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	784	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(67,481)	-0.35%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Africa)	8,310	0.04%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	12,878	0.07%	20,107	0.47%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	145,868	0.76%	158,289	3.72%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	38,835	0.20%	110,492	2.60%	—	0.00%	—	0.00%
Various stock index futures contracts (Mexico)	413	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	(936)	0.00%	6,664	0.16%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	204,043	1.06%	339,249	7.98%	—	0.00%	—	0.00%

Total Long Futures Contracts	$5,830,824	30.28%	$(405,123)	-9.52%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(1,864,518)	-9.69%	$—	0.00%	$—	0.00%	$—	0.00%
Copper (LME) Settling 2/1/2014 (Number of Contracts: 223)	(1,877,162)	-9.75%	—	0.00%	—	0.00%	—	0.00%
Various base metals futures contracts (U.S.)	(12,775)	-0.07%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	(1,135)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	281,441	1.46%	10,070	0.24%	—	0.00%	—	0.00%
JPY settling 3/1/2014 (number of contracts: -152)	—	0.00%	430,094	10.12%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	172,634	0.90%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(1,773)	-0.01%	(8,273)	-0.19%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	9,197	0.05%	6,872	0.16%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	59,050	0.31%	(3,648)	-0.09%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	239	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	101,452	0.53%	4,238	0.10%	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	256,385	1.33%	33,615	0.79%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

	Frontier Trading Company XV LLC		Frontier Trading Company XXIII LLC (2)		Frontier Trading Company XXXIV LLC (3)		Frontier Trading Company XXXV LLC (3)
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
Various soft futures contracts (U.S.)	319,756	1.66%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(1,174)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	3,125	0.02%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	41,649	0.22%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$(2,513,609)	-13.06%	$472,968	11.12%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$769,823	4.00%	$—	0.00%	$—	0.00%	$—	0.00%

Total Currency Forwards	$769,823	4.00%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$4,087,038	21.22%	$67,845	1.60%	$—	0.00%	$—	0.00%

OPTIONS PURCHASED *
Various base metals futures contracts (Europe)	$137,568	0.71%	$—	0.00%	$—	0.00%	$—	0.00%
Copper (LME) Settling 6/4/2014 (Number of Contracts: 248)	1,702,024	8.85%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	386,410	2.01%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	528,751	2.75%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	14,394	0.07%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Options Purchased	$2,769,147	14.39%	$—	0.00%	$—	0.00%	$—	0.00%

OPTIONS WRITTEN *
Various base metals futures contracts (Europe)	$(703,620)	-3.66%	$—	0.00%	$—	0.00%	$—	0.00%
Various currency futures contracts (U.S.)	(34,820)	-0.18%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(127,500)	-0.66%	-	0.00%	-	0.00%	-	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Options Written	$(865,940)	-4.50%	$—	0.00%	$—	0.00%	$—	0.00%

Swaps (1)
Frontier XXXIV Balanced select swap (U.S.)	$—	0.00%	$—	0.00%	$10,126,168	100.00%	$—	0.00%
Frontier XXXV Diversified select swap (U.S.)	—	0.00%	—	0.00%	—	0.00%	3,437,632	100.00%

Total Swaps	—	0.00%	$—	0.00%	$10,126,168	100.00%	$3,437,632	100.00%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Trading Company XXIII commenced trading operations in January 2012.
(3)	Trading Company XXXIV and XXXV commenced trading operations in July 2013.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Equinox Frontier Funds

Condensed Schedules of Investments

December 31, 2013

	Frontier Trading Company XXXVII LLC (2)		Frontier Trading Company XXXVIII LLC (2)		Frontier Trading Company XXXIX LLC (2)
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	260,920	3.79%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	35,080	0.51%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	(37,345)	-0.54%	—	0.00%
Various stock index futures contracts (Africa)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	177,422	2.58%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	222,264	3.23%	—	0.00%
Various stock index futures contracts (Mexico)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	391,392	5.69%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$1,049,733	15.26%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	131,140	1.91%	—	0.00%
JPY settling 3/1/2014 (number of contracts: -235)	—	0.00%	697,656	10.14%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	362,727	5.27%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	42,161	0.61%	—	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	(53,119)	-0.77%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	524,230	7.62%	—	0.00%
10 Year Note settling 3/1/2014 (number of contracts: -226)	—	0.00%	357,038	5.19%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	105,975	1.54%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	302,974	4.40%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$2,470,782	35.90%	$—	0.00%

	Frontier Trading Company XXXVII LLC (2)		Frontier Trading Company XXXVIII LLC (2)		Frontier Trading Company XXXIX LLC (2)
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
CURRENCY FORWARDS *
Various currency forward contracts	$—	0.00%	$—	0.00%	$—	0.00%

Total Currency Forwards	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$—	0.00%	$3,520,515	51.16%	$—	0.00%

OPTIONS PURCHASED *
Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%	$—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%

Total Options Purchased	$—	0.00%	$—	0.00%	$—	0.00%

OPTIONS WRITTEN *
Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%	$—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%

Total Options Written	$—	0.00%	$—	0.00%	$—	0.00%

Swaps (1)
Frontier Brevan Howard swap (U.S.)	$—	0.00%	$—	0.00%	$5,435,184	100.00%
Frontier XXXVII L/S select swap (U.S.)	2,456,545	100.00%	—	0.00%	—	0.00%

Total Swaps	$2,456,545	100.00%	$—	0.00%	$5,435,184	100.00%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.
(2)	Trading Companies XXXIX, XXXVII and XXXVIII commenced trading operations in March, August, and November 2013, respectively.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Equinox Frontier Funds

Statements of Operations

For The Years Ended December 31, 2014, 2013 and 2012

	Frontier Trading Company I, LLC			Frontier Trading Company II, LLC			Frontier Trading Company V, LLC
	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012
Investment Income:
Interest-net	$(22,159)	$(33,683)	$(123,912)	$5,359	$13,793	$32,577	$—	$3,653	$22,221

Total Income	(22,159)	(33,683)	(123,912)	5,359	13,793	32,577	—	3,653	22,221

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	17,664,613	1,556,190	(1,571,782)	22,495,002	11,183,615	(1,541,945)	—	5,910,215	(2,796,445)
Net realized gain/(loss) on swap contracts	—	(1,646,391)	—	—	—	—	—	—	—
Net change in open trade equity	52,362	2,385,268	718,247	(848,009)	2,821,855	(2,539,010)	—	(1,311,171)	(127,086)
Net unrealized gain/(loss) on option / swap contracts	1,132,570	498,761	78,977	—	—		—	—	—
Trading commissions	(661,478)	(944,447)	(2,189,786)	(123,412)	(137,713)	(188,143)	—	(54,478)	490,085

Net gain/(loss) on investments	18,188,067	1,849,381	(2,964,344)	21,523,581	13,867,757	(4,269,098)	—	4,544,566	(2,433,446)

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$18,165,908	$1,815,698	$(3,088,256)	$21,528,940	$13,881,550	$(4,236,521)	$—	$4,548,219	$(2,411,225)

	Frontier Trading Company VII, LLC			Frontier Trading Company IX, LLC
	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012
Investment Income:
Interest-net	$(1,858)	$(1,027)	$217	$0	$—	$6,966

Total Income	(1,858)	(1,027)	217	0	—	6,966

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	147,793	(3,200,393)	(28,094,277)	—	—	(589,048)
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—
Net change in open trade equity	3,660,410	3,638,941	22,716,388	0	—	(444,768)
Net unrealized gain/(loss) on option / swap contracts	(3,099,851)	(3,862,115)	—	0	—	—
Trading commissions	(1,264,512)	(1,323,281)	(1,759,517)	0	—	(38,305)

Net gain/(loss) on investments	(556,160)	(4,746,848)	(7,137,406)	0	—	(1,072,121)

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$(558,018)	$(4,747,875)	$(7,137,189)	$—	$—	$(1,065,155)

	Frontier Trading Company XIV, LLC			Frontier Trading Company XV, LLC			Frontier Trading Company XVII, LLC
	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012
Investment Income:
Interest-net	$(16,316)	$(28,719)	$(173,840)	$(2,617)	$6,275	$(29,105)	$—	$—	$—

Total Income	(16,316)	(28,719)	(173,840)	(2,617)	6,275	(29,105)	—	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	5,151,877	(25,933,929)	36,295,498	4,680,757	(166,464)	(8,553,374)	—	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—	—	(1,908,743)	—
Net change in open trade equity	318,685	2,826,621	(1,881,488)	(2,428,123)	3,883,574	1,263,916	—	—	—
Net unrealized gain/(loss) on option / swap contracts	—	—	—	978,111	(478,500)	—	—	1,746,256	(1,378,028)
Trading commissions	(909,921)	(1,722,600)	(2,086,635)	(351,072)	(489,648)	(557,552)	—	—	—

Net gain/(loss) on investments	4,560,641	(24,829,908)	32,327,375	2,879,673	2,748,962	(7,847,010)	—	(162,487)	(1,378,028)

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$4,544,325	$(24,858,627)	$32,153,535	$2,877,056	$2,755,237	$(7,876,115)	$—	$(162,487)	$(1,378,028)

The Trading Companies of the Equinox Frontier Funds

Statements of Operations

For The Years Ended December 31, 2014, 2013 and 2012

	Frontier Trading Company XVIII, LLC			Frontier Trading Company XXI, LLC			Frontier Trading Company XXIII, LLC (3)
	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012
Investment Income:
Interest-net	$—	$(2,700)	$(12,785)	$—	$—	$(34,702)	$(12,365)	$(12,167)	$(20)

Total Income	—	(2,700)	(12,785)	—	—	(34,702)	(12,365)	(12,167)	(20)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	—	(742,638)	647,731	—	—	1,823,712	6,829,347	(1,174,950)	(2,308,312)
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—	—	—	—
Net change in open trade equity	—	(85,660)	(510,533)	—	—	(792,373)	825,760	(163,336)	231,181
Net unrealized gain/(loss) on option / swap contracts	—	—	—	—	—	—	—	—	—
Trading commissions	—	(32,805)	(131,094)	—	—	(171,957)	(164,440)	(138,205)	(133,532)

Net gain/(loss) on investments	—	(861,103)	6,104	—	—	859,382	7,490,667	(1,476,491)	(2,210,663)

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$—	$(863,803)	$(6,681)	$—	$—	$824,680	$7,478,302	$(1,488,658)	$(2,210,683)

	Frontier Trading Company XXIX, LLC (1)			Frontier Trading Company XXXIV, LLC (2)			Frontier Trading Company XXXV, LLC (2)
	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012
Investment Income:
Interest-net	$23	$—	$—	$(6,498)	$—	$—	$—	$—	$—

Total Income	23	—	—	(6,498)	—	—	—	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	(310,258)	—	—	(2,060,335)	—	—	—	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—	—	—	—
Net change in open trade equity	(279,840)	—	—	—	—	—	—	—	—
Net unrealized gain/(loss) on option / swap contracts	—	—	—	8,120,786	526,168	—	3,132,777	37,632	—
Trading commissions	(8,380)	—	—	(141,074)	—	—	—	—	—

Net gain/(loss) on investments	(598,478)	—	—	5,919,377	526,168	—	3,132,777	37,632	—

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$(598,455)	$—	$—	$5,912,879	$526,168	$—	$3,132,777	$37,632	$—

	Frontier Trading Company XXXVII, LLC (2)			Frontier Trading Company XXXVIII, LLC (2)			Frontier Trading Company XXXIX, LLC (2)
	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012
Investment Income:
Interest-net	$—	$—	$—	$(2,576)	$(430)	$—	$—	$—	$—

Total Income	—	—	—	(2,576)	(430)	—	—	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	—	—	—	1,616,525	124,173	—	—	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—	—	—	—
Net change in open trade equity	—	—	—	(2,151,473)	3,520,288	—	—	—	—
Net unrealized gain/(loss) on option / swap contracts	1,176,515	(423,455)	—	—	—	—	2,108,782	(561,316)	—
Trading commissions	—	—	—	(204,324)	(38,752)	—	(3,500)	(3,500)	—

Net gain/(loss) on investments	1,176,515	(423,455)	—	(739,272)	3,605,709	—	2,105,282	(564,816)	—

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$1,176,515	$(423,455)	$—	$(741,848)	$3,605,279	$—	$2,105,282	$(564,816)	$—

(1)	Trading Companies XXIX commenced trading operations in November 2014.
(2)	Trading Companies XXXIX, XXXIV, XXXV, XXXVII and XXXVIII commenced trading operations in March, July, July, August, and November 2013, respectively.
(3)	Trading Company XXIII commenced trading operations in January 2012.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Equinox Frontier Funds

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2014, 2013 and 2012

	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company V, LLC
Members’ Equity, December 31, 2011	$61,911,024	$17,314,000	$20,857,183

Capital Contributed	211,564,017	18,150,000	7,900,000
Capital Distributed	(208,116,721)	(9,200,000)	(10,300,000)
Net Increase in Members’ Equity Resulting From Operations	(3,088,256)	(4,236,521)	(2,411,225)

Members’ Equity, December 31, 2012	62,270,064	22,027,479	16,045,958

Capital Contributed	117,509,825	10,125,000	16,155,594
Capital Distributed	(161,984,012)	(28,500,000)	(36,749,771)
Net Increase in Members’ Equity Resulting From Operations	1,815,698	13,881,550	4,548,219

Members’ Equity, December 31, 2013	19,611,575	17,534,029	—

Capital Contributed	157,856,619	12,312,000	—
Capital Distributed	(169,654,397)	(37,050,000)	—
Net Increase in Members’ Equity Resulting From Operations	18,165,908	21,528,940	—

Members’ Equity, December 31, 2014	$25,979,705	$14,324,969	$—

	Frontier Trading Company VII, LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIV, LLC
Members’ Equity, December 31, 2011	$21,887,343	$5,212,171	$11,920,274

Capital Contributed	124,718,567	1,494,695	187,634,901
Capital Distributed	(128,618,151)	(5,641,711)	(188,562,386)
Net Increase in Members’ Equity Resulting From Operations	(7,137,189)	(1,065,155)	32,153,535

Members’ Equity, December 31, 2012	10,850,570	—	43,146,324

Capital Contributed	31,750,000	—	85,030,000
Capital Distributed	(30,849,406)	—	(99,790,000)
Net Increase in Members’ Equity Resulting From Operations	(4,747,875)	—	(24,858,627)

Members’ Equity, December 31, 2013	7,003,289	—	3,527,697

Capital Contributed	37,505,000	—	21,580,000
Capital Distributed	(33,710,129)	—	(24,945,000)
Net Increase in Members’ Equity Resulting From Operations	(558,018)	0	4,544,325

Members’ Equity, December 31, 2014	$10,240,142	$0	$4,707,022

	Frontier Trading Company XV, LLC	Frontier Trading Company XVII, LLC	Frontier Trading Company XVIII, LLC
Members’ Equity, December 31, 2011	$15,757,612	$5,881,772	$7,406,279

Capital Contributed	59,425,493	—	12,195,284
Capital Distributed	(53,662,213)	—	(17,422,704)
Net Increase in Members’ Equity Resulting From Operations	(7,876,115)	(1,378,028)	(6,681)

Members’ Equity, December 31, 2012	13,644,777	4,503,744	2,172,178

Capital Contributed	28,730,000	1,922,241	1,060,000
Capital Distributed	(25,881,300)	(6,263,498)	(1,800,000)
Net Increase in Members’ Equity Resulting From Operations	2,755,237	(162,487)	(863,803)

Members’ Equity, December 31, 2013	19,248,714	—	568,375

Capital Contributed	23,175,200	—	—
Capital Distributed	(29,900,000)	—	(568,375)
Net Increase in Members’ Equity Resulting From Operations	2,877,056	—	—

Members’ Equity, December 31, 2014	$15,400,970	$—	$—

The Trading Companies of the Equinox Frontier Funds

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2014, 2013 and 2012

	Frontier Trading Company XXI, LLC	Frontier Trading Company XXIII, LLC (3)	Frontier Trading Company XXIX, LLC (1)
Members’ Equity, December 31, 2011	$5,900,158	$—	$—

Capital Contributed	22,919,497	13,937,606	—
Capital Distributed	(29,644,335)	(8,151,859)	—
Net Increase in Members’ Equity Resulting From Operations	824,680	(2,210,683)	—

Members’ Equity, December 31, 2012	—	3,575,064	—

Capital Contributed	—	15,389,995	—
Capital Distributed	—	(13,224,734)	—
Net Increase in Members’ Equity Resulting From Operations	—	(1,488,658)	—

Members’ Equity, December 31, 2013	—	4,251,667	—

Capital Contributed	—	3,895,000	2,265,000
Capital Distributed	—	(12,100,000)	—
Net Increase in Members’ Equity Resulting From Operations	—	7,478,302	(598,455)

Members’ Equity, December 31, 2014	$—	$3,524,969	$1,666,545

	Frontier Trading Company XXXIV, LLC (2)	Frontier Trading Company XXXV, LLC (2)	Frontier Trading Company XXXVII, LLC (2)
Members’ Equity, December 31, 2011	$—	$—	$—

Capital Contributed	—	—	—
Capital Distributed	—	—	—
Net Increase in Members’ Equity Resulting From Operations	—	—	—

Members’ Equity, December 31, 2012	—	—	—

Capital Contributed	9,600,000	3,400,000	2,880,000
Capital Distributed	—	—	—
Net Increase in Members’ Equity Resulting From Operations	526,168	37,632	(423,455)

Members’ Equity, December 31, 2013	10,126,168	3,437,632	2,456,545

Capital Contributed	25,645,000	—	—
Capital Distributed	(22,750,000)	—	—
Net Increase in Members’ Equity Resulting From Operations	5,912,879	3,132,777	1,176,515

Members’ Equity, December 31, 2014	$18,934,047	$6,570,409	$3,633,060

	Frontier Trading Company XXXVIII, LLC (2)	Frontier Trading Company XXXIX, LLC (2)
Members’ Equity, December 31, 2011	$—	$—

Capital Contributed	—	—
Capital Distributed	—	—
Net Increase in Members’ Equity Resulting From Operations	—	—

Members’ Equity, December 31, 2012	—	—

Capital Contributed	9,475,000	6,000,000
Capital Distributed	(6,200,000)	—
Net Increase in Members’ Equity Resulting From Operations	3,605,279	(564,816)

Members’ Equity, December 31, 2013	6,880,279	5,435,184

Capital Contributed	14,825,252	—
Capital Distributed	(16,650,000)	—
Net Increase in Members’ Equity Resulting From Operations	(741,848)	2,105,282

Members’ Equity, December 31, 2014	$4,313,683	$7,540,466

(1)	Trading Companies XXIX commenced trading operations in November 2014.
(2)	Trading Companies XXXIX, XXXIV, XXXV, XXXVII and XXXVIII commenced trading operations in March, July, July, August, and November 2013, respectively.
(3)	Trading Company XXIII commenced trading operations in January 2012.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of Equinox Frontier Funds

Statements of Cash Flows

For the Years Ended December 31, 2014, 2013 and 2012

	Frontier Trading Company I, LLC			Frontier Trading Company II, LLC			Frontier Trading Company V, LLC
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$18,165,908	$1,815,698	$(3,088,256)	$21,528,940	$13,881,550	$(4,236,521)	$—	$4,548,219	$(2,411,225)
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	(6,262,089)	26,970,385	913,387	2,361,317	7,312,578	(7,244,094)	—	14,732,606	4,686,320
Decrease (increase) in open trade equity, at fair value	(52,362)	(2,385,268)	(1,038,497)	848,009	(2,821,855)	2,539,010	—	1,311,171	127,086
Decrease (increase) in options purchased, at fair value	(122,430)	273,187	117,460	—	—	4,360	—	—	—
Net realized (gain) loss on swap contracts	—	1,646,391	—	—	—	(9,873)	—	—	—
Decrease (increase) in options written, at fair value	69,085	18,569	(278,892)	—	—	—	—	—	—
Sales of swap contracts	—	16,353,608	—	—	—	—	—	—	—
Net unrealized (gain) loss on option/swap contracts	—	(214,265)	(78,977)	—	—	(2,882)	—	—	—
Decrease (increase) in interest receivable	—	—	6,479	155	2,727	—	—	—	(2,181)
(Decrease) increase in interest payable	(334)	(4,118)	—	(421)	—	—	—	2,181	—

Net cash provided by (used in) operating activities	11,797,778	44,474,187	(3,447,296)	24,738,000	18,375,000	(8,950,000)	—	20,594,177	2,400,000
Cash Flows from Financing Activities
Capital Contributed	157,856,619	117,509,825	211,564,017	12,312,000	10,125,000	18,150,000	—	16,155,594	7,900,000
Capital Distributed	(169,654,397)	(161,984,012)	(208,116,721)	(37,050,000)	(28,500,000)	(9,200,000)	—	(36,749,771)	(10,300,000)

Net cash provided by (used in) financing activities	(11,797,778)	(44,474,187)	3,447,296	(24,738,000)	(18,375,000)	8,950,000	—	(20,594,177)	(2,400,000)

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	$—	$—	—	$—	$—	—	$—	$—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading Company VII, LLC			Frontier Trading Company IX, LLC
	2014	2013	2012	2014	2013	2012
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$(558,018)	$(4,747,875)	$(7,137,189)	$—	$—	$(1,065,155)
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	574,114	5,416,124	32,236,145	—	—	4,767,402
Decrease (increase) in open trade equity, at fair value	(3,660,408)	(3,638,941)	(19,227,142)	—	—	444,769
Decrease (increase) in options purchased, at fair value	(8,688,732)	2,802,580	(2,901,320)	—	—	—
Decrease (increase) in written options, at fair value	8,538,167	(732,546)	928,690	—	—	—
Net realized (gain) loss on swap contracts	—	—	—	—	—	—
(Purchases) of swap contracts	—	—	—	—	—	—
Sales of swap contracts	—	—	—	—	—	—
Net unrealized (gain) loss on swap contracts	—	—	—	—	—	—
Decrease (increase) in interest receivable	—	—	—	—	—	—
(Decrease) increase in interest payable	6	64	100	—	—	—

Net cash provided by (used in) operating activities	(3,794,871)	(900,594)	3,899,584	—	—	4,147,016
Cash Flows from Financing Activities
Capital Contributed	37,505,000	31,750,000	124,718,567	—	—	1,494,695
Capital Distributed	(33,710,129)	(30,849,406)	(128,618,151)	—	—	(5,641,711)

Net cash provided by (used in) financing activities	3,794,871	900,594	(3,899,584)	—	—	(4,147,016)

Net change in cash and cash equivalents	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	$—	$—	—	$—	$—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—

	Frontier Trading Company XIV, LLC			Frontier Trading Company XV, LLC			Frontier Trading Company XVII, LLC (3)
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$4,544,325	$(24,858,627)	$32,153,535	$2,877,056	$2,755,237	$(7,876,115)	$—	$(162,487)	$(1,378,028)
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	(859,653)	42,452,595	(33,116,262)	(484,173)	(7,303,863)	679,041	—	—	—
Decrease (increase) in open trade equity, at fair value	(318,684)	(2,826,621)	1,881,488	5,197,268	(3,883,574)	431,207	—	—	—
Decrease (increase) in options purchased, at fair value	—	—	—	—	7,825,475	777,527	—	—	—
Decrease (increase) in written options, at fair value	—	—	—	(865,940)	(2,239,204)	222,946	—	—	—
Net realized (gain) loss on swap contracts	—	—	—	—	—	—	—	1,908,743	—
(Purchases) of swap contracts	—	—	—	—	—	—	—	—	—
Sales of swap contracts	—	—	—	—	—	—	—	4,341,257	1,378,028
Net unrealized (gain) loss on swap contracts	—	—	—	—	—	—	—	(1,746,256)	—
Decrease (increase) in interest receivable	—	—	—	657	(657)	—	—	—	—
(Decrease) increase in interest payable	(988)	(7,347)	8,724	(68)	(2,114)	2,114	—	—	—

Net cash provided by (used in) operating activities	3,365,000	14,760,000	927,485	6,724,800	(2,848,700)	(5,763,280)	—	4,341,257	—
Cash Flows from Financing Activities
Capital Contributed	21,580,000	85,030,000	187,634,901	23,175,200	28,730,000	59,425,493	—	1,922,241	—
Capital Distributed	(24,945,000)	(99,790,000)	(188,562,386)	(29,900,000)	(25,881,300)	(53,662,213)	—	(6,263,498)	—

Net cash provided by (used in) financing activities	(3,365,000)	(14,760,000)	(927,485)	(6,724,800)	2,848,700	5,763,280	—	(4,341,257)	—

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	$—	$—	—	$—	$—	—	$—	$—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading Company XVIII, LLC			Frontier Trading Company XXI, LLC			Frontier Trading Company XXIII, LLC (3)
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$—	$(863,803)	$(6,681)	$—	$—	$824,680	$7,478,302	$(1,488,658)	$(2,210,683)
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	568,376	1,518,650	4,723,060	—	—	5,107,786	1,552,458	(839,932)	(3,343,890)
Decrease (increase) in open trade equity, at fair value	—	85,660	510,533	—	—	792,372	(825,760)	163,336	(231,181)
Decrease (increase) in written options, at fair value	—	—	—	—	—	—	—	—	—
Net realized (gain) loss on swap contracts	—	—	—	—	—	—	—	—	—
(Purchases) of swap contracts	—	—	—	—	—	—	—	—	—
Sales of swap contracts	—	—	—	—	—	—	—	—	—
Net unrealized (gain) loss on swap contracts	—	—	—	—	—	—	—	—	—
Decrease (increase) in interest receivable	—	—	—	—	—	—	—	—	—
(Decrease) increase in interest payable	—	(507)	508	—	—	—	—	(7)	7

Net cash provided by (used in) operating activities	568,376	740,000	5,227,420	—	—	6,724,838	8,205,000	(2,165,261)	(5,785,747)
Cash Flows from Financing Activities
Capital Contributed	—	1,060,000	12,195,284	—	—	22,919,497	3,895,000	15,389,995	13,937,606
Capital Distributed	(568,376)	(1,800,000)	(17,422,704)	—	—	(29,644,335)	(12,100,000)	(13,224,734)	(8,151,859)

Net cash provided by (used in) financing activities	(568,376)	(740,000)	(5,227,420)	—	—	(6,724,838)	(8,205,000)	2,165,261	5,785,747

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	$—	$—	—	$—	$—	—	$—	$—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading Company XXIX, LLC (1)			Frontier Trading Company XXXIV, LLC (2)			Frontier Trading Company XXXV, LLC (2)
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$(598,455)	$—	$—	$5,912,879	$526,168	$—	$3,132,777	$37,632	$—
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	(1,946,362)	—	—	(687,693)	—	—	—	—	—
Decrease (increase) in open trade equity, at fair value	279,840	—	—	—	—	—	—	—	—
Decrease (increase) in written options, at fair value	—	—	—	—	—	—	—	—	—
Net realized (gain) loss on swap contracts	—	—	—	(8,120,787)	(526,168)	—	(3,132,777)	(37,632)	—
(Purchases) of swap contracts	—	—	—	—	(9,600,000)	—	—	(3,400,000)	—
Sales of swap contracts	—	—	—	—	—	—	—	—	—
Net unrealized (gain) loss on swap contracts	—	—	—	—	—	—	—	—	—
Decrease (increase) in interest receivable	—	—	—	—	—	—	—	—	—
(Decrease) increase in interest payable	(23)	—	—	601	—	—	—	—	—

Net cash provided by (used in) operating activities	(2,265,000)	—	—	(2,895,000)	(9,600,000)	—	—	(3,400,000)	—
Cash Flows from Financing Activities
Capital Contributed	2,265,000	—	—	25,645,000	9,600,000	—	—	3,400,000	—
Capital Distributed	—	—	—	(22,750,000)	—	—	—	—	—

Net cash provided by (used in) financing activities	2,265,000	—	—	2,895,000	9,600,000	—	—	3,400,000	—

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	$—	$—	—	$—	$—	—	$—	$—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading Company XXXVII, LLC (2)			Frontier Trading Company XXXVIII, LLC (2)			Frontier Trading Company XXXIX, LLC (2)
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$1,176,515	$(423,455)	$—	$(741,848)	$3,605,279	$—	$2,105,282	$(564,816)	$—
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	—	—	—	415,299	(3,359,991)	—	3,500	—	—
Decrease (increase) in open trade equity, at fair value	—	—	—	2,151,472	(3,520,288)	—	—	—	—
Decrease (increase) in written options, at fair value	—	—	—	—	—	—	—	—	—
Net realized (gain) loss on swap contracts	(1,176,515)	423,455	—	—	—	—	(2,108,782)	561,316	—
(Purchases) of swap contracts	—	(2,880,000)	—	—	—	—	—	(5,996,500)	—
Sales of swap contracts	—	—	—	—	—	—	—	—	—
Net unrealized (gain) loss on swap contracts	—	—	—	—	—	—	—	—	—
Decrease (increase) in interest receivable	—	—	—	—	—	—	—	—	—
(Decrease) increase in interest payable	—	—	—	(175)	—	—	—	—	—

Net cash provided by (used in) operating activities	—	(2,880,000)	—	1,824,748	(3,275,000)	—	—	(6,000,000)	—
Cash Flows from Financing Activities
Capital Contributed	—	2,880,000	—	14,825,252	9,475,000	—	—	6,000,000	—
Capital Distributed	—	—	—	(16,650,000)	(6,200,000)	—	—	—	—

Net cash provided by (used in) financing activities	—	2,880,000	—	(1,824,748)	3,275,000	—	—	6,000,000	—

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	$—	$—	—	$—	$—	—	$—	$—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

(1)	Trading Companies XXIX commenced trading operations in November 2014.
(2)	Trading Companies XXXIX, XXXIV, XXXV, XXXVII and XXXVIII commenced trading operations in March, July, July, August, and November 2013, respectively.
(3)	Trading Company XXIII commenced trading operations in January 2012.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Equinox Frontier Funds

Notes to Financial Statements

1. Organization and Purpose

These financial statements and related notes pertain to the following companies: Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company V, LLC, Frontier Trading Company VII, LLC, Frontier Trading Company IX, LLC, Frontier Trading Company XIV, LLC, Frontier Trading Company XV, LLC, Frontier Trading Company XVII, LLC, Frontier Trading Company XVIII, LLC, Frontier Trading Company XXI, LLC, Frontier Trading Company XXIII, LLC, , Frontier Trading Company XXIX, LLC Frontier Trading Company XXXIV, LLC, Frontier Trading Company XXXV LLC, Frontier Trading Company XXXVII, LLC, Frontier Trading Company XXXVIII, LLC, and Frontier Trading Company XXXIX, LLC (the “Trading Companies”).

Equinox Frontier Funds (the “Trust”), was formed as a Delaware statutory trust on August 8, 2003, with separate Series of Units (the “Series”). Its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances). The Trust is a multi-advisor commodity pool as described in Commodity Futures Trading Commission, or CFTC Regulation § 4.10(d)(2).

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

Trading Companies engage in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies) and options contracts and other derivative instruments (including swap contracts) and may, from time to time, engage in cash and spot transactions. A brief description of the Trading Company’s main types of investments is set forth below:

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

Receivable from Futures Commission Merchants—The Trading Companies deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trading Companies earn interest income on its assets deposited with the FCM.

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

Foreign Currency Transactions— The Trading Company’s functional currency is the U.S. dollar, however, they transact business in currencies other than the U.S. dollar. The Series do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized or unrealized gain or loss from investments.

Investments and Swaps— The Trading Companies record investment transactions on a trade date basis and all investments are recorded at fair value, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. The Trading Companies strategically invest a portion or all of their assets in total return Swaps, selected at the discretion of management. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investment or instrument. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts are reported utilizing Level 3 Inputs. The significant unobservable inputs used in the fair value measurement of the Trust’s Swap contracts are asset liquidity, debt valuation, credit risk, volatility, market risk, distributions, dividends, risk premiums, and other risk management tools. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Swap Contracts are reported at fair value based upon a weekly indicative value that is calculated by management using bid/ask prices from the counterparty. This fair value is corroborated by valuations provided by a third party pricing service. The third party pricing service utilizes a Black Scholes pricing model with input adjustments factoring in volatility and liquidity of the instruments. All valuation processes are monitored by the valuation committee.

Income Taxes—The Trading Companies apply the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trading Companies’ financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trading Company level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Management has concluded there is no tax expense, interest or penalties to be recorded by the Trading Companies. The 2011 through 2014 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Fees and Expenses—The Trading Companies incur no expenses other than trading commissions resulting from normal trading activity. All operating expenses such as legal, accounting, etc. are paid for, without reimbursement, by Equinox Fund Management, LLC, the Managing Owner of the Trust.

Recently Adopted Accounting Pronouncements— In June of 2013, FASB issued ASU 2013-08 to (i) modify Topic 946 for determining whether an entity is an investment company; (ii) update the measurement requirements for noncontrolling interests in other investment companies; and (iii) require additional disclosures for investment companies under GAAP. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on the financial positions or results of operations.

Reclassification—Certain amounts in the 2013 financial statements have been reclassified to conform with the 2014 presentation. None of the reclasses had an impact on the net asset value or performance of the Trading Companies.

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

Level 2 Inputs

Inputs other than quoted prices included in Level 1 that are observable for the financial assets or liabilities, either directly or indirectly. These might include quoted prices for similar financial assets in active markets, quoted prices for identical or similar financial assets in markets that are not active, inputs other than quoted prices that are observable for the financial assets or inputs that are derived principally from or corroborated by market data by correlation or other means.

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

The following table summarizes the instruments that comprise the Trading Companies financial asset portfolio measured at fair value on a recurring basis as of December 31, 2014 and 2013, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Trading Company I LLC
Open Trade Equity (Deficit)	$3,171,968	$43,237	$—	$3,215,205
Options Purchased	—	288,413	—	288,413
Options Written	—	(253,017)	—	(253,017)
Frontier Trading Company II LLC
Open Trade Equity (Deficit)	$4,029,156	$(555,872)	—	3,473,284
Frontier Trading Company VII LLC
Open Trade Equity (Deficit)	3,469,339	—	—	3,469,339
Options Purchased	—	8,787,472	—	8,787,472
Options Written	—	(8,710,817)	—	(8,710,817)
Frontier Trading Company XIV, LLC
Open Trade Equity (Deficit)	1,341,051	(316,183)	—	1,024,868
Frontier Trading Company XV, LLC
Open Trade Equity (Deficit)	1,658,917	—	—	1,658,917
Frontier Trading Company XXIII, LLC
Open Trade Equity (Deficit)	893,605	—	—	893,605
Frontier Trading Company XXIX, LLC
Open Trade Equity (Deficit)	(279,840)	—	—	(279,840)
Frontier Trading Company XXXIV, LLC
Swap Contracts	—	—	18,246,955	18,246,955
Frontier Trading Company XXXV, LLC
Swap Contracts	—	—	6,570,409	6,570,409
Frontier Trading Company XXXVII, LLC
Swap Contracts	—	—	3,633,060	3,633,060
Frontier Trading Company XXXVIII, LLC
Open Trade Equity (Deficit)	1,369,043	—	—	1,369,043
Frontier Trading Company XXXIX, LLC
Swap Contracts	—	—	7,543,966	7,543,966

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Trading Company I LLC
Open Trade Equity (Deficit)	$3,162,843	$—	$—	$3,162,843
Options Purchased	—	165,983	—	165,983
Options Written	—	(183,932)	—	(183,932)
Frontier Trading Company II LLC
Open Trade Equity (Deficit)	4,302,702	18,591	—	4,321,293
Frontier Trading Company VII LLC
Open Trade Equity (Deficit)	(191,069)	—	—	(191,069)
Options Purchased	—	98,740	—	98,740
Options Written	—	(172,650)	—	(172,650)
Frontier Trading Company XIV, LLC
Open Trade Equity (Deficit)	246,639	459,545	—	706,184
Frontier Trading Company XV, LLC
Open Trade Equity (Deficit)	3,317,215	769,823	—	4,087,038
Options Purchased	—	2,769,147	—	2,769,147
Options Written	—	(865,940)	—	(865,940)
Frontier Trading Company XXIII, LLC
Open Trade Equity (Deficit)	67,845	—	—	67,845
Frontier Trading Company XXXIV, LLC
Swap Contracts	—	—	10,126,168	10,126,168
Frontier Trading Company XXXIX, LLC
Swap Contracts	—	—	5,435,184	5,435,184
Frontier Trading Company XXXV, LLC
Swap Contracts	—	—	3,437,632	3,437,632
Frontier Trading Company XXXVII, LLC
Swap Contracts	—	—	2,456,545	2,456,545
Frontier Trading Company XXXVIII, LLC
Open Trade Equity (Deficit)	3,520,515	—	—	3,520,515

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap Contract asset gains and losses (realized/unrealized) included in earnings are classified in “net realized and unrealized gain/(loss) on investments—net realized and unrealized gain/(loss) on swap contracts” on the statements of operations. During the year ended December 31, 2014, all identified level three assets are components of the Frontier Trading Company XXXIV, XXXV, XXXVII, and XXXIX LLC. During the year ended December 31, 2013, all identified level three assets are components of the Frontier Trading Company I, XVII, XXXIV, XXXV, XXXVII, and XXXIX LLC.

Swap Contracts	Frontier Trading Company XXXIV LLC For The Year Ending December 31, 2014	Frontier Trading Company XXXIX, LLC For The Year Ending December 31, 2014
Balance of recurring Level 3 assets as of January 1, 2014	$10,126,168	$5,435,184
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	8,120,787	2,108,782
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2014	$18,246,955	$7,543,966

	Frontier Trading Company XXXV LLC For The Year Ending December 31, 2014	Frontier Trading Company XXXVII, LLC For The Year Ending December 31, 2014
Balance of recurring Level 3 assets as of January 1, 2014	$3,437,632	$2,456,545
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	3,132,777	1,176,515
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2014	$6,570,409	$3,633,060

Swap Contracts	Frontier Trading Company I LLC For The Year Ending December 31, 2013	Frontier Trading Company XVII, LLC For The Year Ending December 31, 2013
Balance of recurring Level 3 assets as of January 1, 2013	$17,785,734	$4,503,744
Total gains or losses (realized/unrealized):
Included in earnings-realized	(1,646,391)	(1,908,743)
Included in earnings-unrealized	214,266	1,746,256
Purchases, sales, issuances, and settlements, net	(16,353,609)	(4,341,257)
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2013	$—	$—

	Frontier Trading Company XXXIV LLC For The Year Ending December 31, 2013	Frontier Trading Company XXXIX, LLC For The Year Ending December 31, 2013
Balance of recurring Level 3 assets as of January 1, 2013	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	526,168	(561,316)
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	9,600,000	5,996,500
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2013	$10,126,168	$5,435,184

	Frontier Trading Company XXXV, LLC For The Year Ending December 31, 2013	Frontier Trading Company XXXVII, LLC For The Year Ending December 31, 2013
Balance of recurring Level 3 assets as of January 1, 2013	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	37,632	(423,455)
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	3,400,000	2,880,000
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2013	$3,437,632	$2,456,545

The Trading Companies assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trading Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the year ended December 31, 2014 and 2013, the Trust did not transfer any assets between Levels 1, 2 or 3.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2014.

	Frontier Trading Company XXXIV LLC	Frontier Trading Company XXXV, LLC	Frontier Trading Company XXXVII, LLC	Frontier Trading Company XXXIX, LLC
Swaps	$8,120,787	$3,132,777	$1,176,514	$2,108,782

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2013.

	Frontier Trading Company XXXIV LLC	Frontier Trading Company XXXV, LLC	Frontier Trading Company XXXVII, LLC	Frontier Trading Company XXXIX, LLC
Swaps	$526,168	$37,632	$(423,455)	$(561,316)

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2012.

	Frontier Trading Company I LLC	Frontier Trading Company XVII LLC
Swaps	$78,977	$(1,378,028)

Per swap disclosure no realized on open swap postions as of 12/31/2012.

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

The Trading Companies have invested in the following Swaps as of December 31, 2014.

	XXXIX Brevan Howard Total Return Swap	XXXIV Balanced select swap Total Return Swap	XXXV Diversified select swap Total Return Swap	XXXVII L/S select swap Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$17,663,283	$67,610,098	$35,500,000	$13,590,513
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,993,000	$9,600,000	$3,400,000	$2,880,000
Swap Value	$1,547,466	$8,646,955	$3,170,409	$753,060
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Change in Unrealized Gain/(Loss)	$2,108,782	$8,120,786	$3,132,777	$1,176,515

Fair Value as of 12/31/2014	$7,543,966	$18,246,955	$6,570,409	$3,633,060

The Trading Companies have invested in the following Swaps as of December 31, 2013.

	Brevan Howard Total Return Swap	XXXIV Balanced select swap Total Return Swap	XXXV Diversified select swap Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$18,663,283	$64,400,000	$25,500,000
Termination Date	3/26/2018	8/2/2018	8/2/2018
Cash collateral	$5,996,500	$9,600,000	$3,400,000
Swap value	$(561,316)	$526,168	$37,632
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—	$—

Change in Unrealized Gain/(Loss)	$(561,316)	$526,168	$37,632

Fair Value as of 12/31/2013	$5,435,184	$10,126,168	$3,437,632

	XXXVII L/S select swap Total Return Swap	Balanced Series Option/Swap	Currency Swap Option
Counterparty	DeutscheBank AG	DeutscheBank	Societe Generale
Notional Amount	$34,400,000	$0	$0
Termination Date	8/7/2018	11/21/2014	6/30/2016
Cash collateral	$2,880,000
Swap value	$(423,455)
Investee Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$(1,646,391)	$(1,908,743)

Change in Unrealized Gain/(Loss)	$(423,455)	$214,265	1,746,256

Fair Value as of 12/31/2013	$2,456,545	$—	$—

5. Financial Highlights

The following information presents the financial highlights of the Trading Companies for the years ended December 31, 2014, 2013 and 2012.

	Frontier Trading			Frontier Trading			Frontier Trading
	Company I LLC (2)			Company II LLC (2)			Company V LLC (2)
	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012
Total Income (loss)	-0.12%	-0.09%	-0.20%	0.03%	0.08%	0.14%	n/a	0.06%	0.12%
Total Return	145.03%	72.48%	-6.48%	241.28%	170.80%	-9.23%	n/a	36.79%	-12.78%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company VII, LLC (2)			Company IX, LLC (2)			Company XIV, LLC (2)
	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012
Total Income (loss)	-0.03%	-0.01%	0.00%	n/a	n/a	0.50%	-0.20%	-0.10%	-0.39%
Total Return	37.77%	-29.85%	-29.58%	n/a	n/a	-20.78%	159.10%	-73.46%	98.90%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XV, LLC (2)			Company XVII, LLC (1), (2)			Company XVIII, LLC (1), (2)
	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012
Total Income (loss)	-0.02%	0.03%	-0.20%	n/a	0.00%	0.00%	n/a	-0.27%	-0.30%
Total Return	19.79%	11.08%	-48.52%	n/a	-3.61%	-23.43%	n/a	-59.41%	-23.16%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXI, LLC (1), (2)			Company XXIII, LLC (2), (3)			Company XXIX, LLC (5)
	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012
Total Income (loss)	n/a	n/a	-0.52%	-0.46%	-0.40%	0.00%	0.01%	0.00%	0.00%
Total Return	n/a	n/a	13.65%	2148.57%	-55.09%	-45.38%	-37.15%	0.00%	0.00%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXXIX, LLC (2)			Company XXXIV, LLC (2), (4)			Company XXXV, LLC (2), (4)
	12/31/2014	12/31/2013	12/31/2012	1/0/1900	12/31/2013	12/31/2012	1/0/1900	12/31/2013	12/31/2012
Total Income (loss)	0.00%	0.00%	n/a	-0.05%	0.00%	n/a	0.00%	0.00%	n/a
Total Return	38.73%	-9.41%	n/a	41.75%	5.48%	n/a	91.13%	1.11%	n/a

	Frontier Trading			Frontier Trading
	Company XXXVII, LLC (2), (4)			Company XXXVIII, LLC (2), (4)
	1/0/1900	12/31/2013	12/31/2012	1/0/1900	12/31/2013	12/31/2012
Total Income (loss)	0.00%	0.00%	n/a	-0.07%	-0.01%	n/a
Total Return	47.89%	-14.70%	n/a	85.85%	134.53%	n/a

(1)	Trading Companies XVII, XVIII and XXI commenced trading operations in July, October and March 2011, respectively.

(2)	Ratio of total income (loss) to average members’ equity, annualized, if applicable. Net investment gain is “Interest-net”, only, as there are no expenses included with the Trading Companies.
(3)	Trading Company XXIII commenced trading operations in January 2012.
(4)	Trading Companies XXXIX, XXXIV, XXXV, XXXVII, and XXXVIII commenced trading operations in March, July, August, and November 2013, respectively.
(5)	Trading Companies XXIX commenced trading operations in November 2014.

6. Derivative Instruments and Hedging Activities

The Trading Companies’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trading Companies do not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trading Companies’ derivatives by instrument types as of December 31, 2014 and 2013 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trading Companies’ positions in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Trading Company:

For The Year Ended December 31, 2014

Monthly average contracts:	Bought	Sold
Frontier Trading Company I LLC	10,431	10,301
Frontier Trading Company II LLC	1,658	1,626
Frontier Trading Company VII, LLC	11,107	11,212
Frontier Trading Company XIV, LLC	3,156	3,140
Frontier Trading Company XV, LLC	4,102	4,066
Frontier Trading Company XXIII, LLC	1,981	1,952
Frontier Trading Company XXIX, LLC	42	22
Frontier Trading Company XXXIV, LLC	1,936	1,938
Frontier Trading Company XXXVIII, LLC	1,730	1,622

For The Year Ended December 31, 2013

Monthly average contracts:	Bought	Sold
Frontier Trading Company I LLC	13,344	13,477
Frontier Trading Company II LLC	1,951	2,039
Frontier Trading Company V LLC	623	771
Frontier Trading Company VII, LLC	11,664	11,995
Frontier Trading Company XIV, LLC	14,726	15,608
Frontier Trading Company XV, LLC	5,432	5,459
Frontier Trading Company XVIII, LLC	356	404
Frontier Trading Company XXIII, LLC	1,834	1,778
Frontier Trading Company XXXVIII, LLC	435	534

The following tables summarize the trading revenues for the years ended December 31, 2014, 2013 and 2012, approximately by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2014 (2)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company VII, LLC
Metals	$(437,457)	$170,841	$690,535
Currencies	1,750,349	3,665,521	2,527,403
Energies	1,194,230	5,800,067	(3,255,197)
Agriculturals	1,309,078	(1,089,242)	(158,431)
Interest rates	10,676,345	12,258,469	123,894
Stock indices	3,172,068	1,689,346	219,589

Realized trading income/(loss) (2)	$17,664,613	$22,495,002	$147,793

Type of contract	Frontier Trading Company XIV, LLC	Frontier Trading Company XV, LLC	Frontier Trading Company XXIII, LLC (3)
Metals	$(882,227)	$575,380	$(217,610)
Currencies	2,737,165	1,090,109	1,160,826
Energies	237,904	561,158	(605,056)
Agriculturals	829,935	949,454	—
Interest rates	3,297,947	2,379,839	5,823,668
Stock indices	(1,068,847)	(875,183)	667,519

Realized trading income/(loss) (2)	$5,151,877	$4,680,757	$6,829,347

Type of contract	Frontier Trading Company XXIX, LLC (5)	Frontier Trading Company XXXIV, LLC	Frontier Trading Company XXXVIII, LLC
Metals	$(52,470)	$7,721	$(111,695)
Currencies	(94,092)	(261,257)	5,323,603
Energies	(358,642)	180	408,068
Agriculturals	(24,200)	—	(248,904)
Interest rates	138,650	—	(5,722,822)
Stock indices	80,496	(1,806,979)	1,968,275

Realized trading income/(loss) (2)	(310,258)	(2,060,335)	1,616,525

Unrealized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2014 (1)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company VII, LLC
Metals	$(111,947)	$(379,502)	$(67,120)
Currencies	365,702	(685,924)	90,671
Energies	389,322	526,450	410,565
Agriculturals	(89,486)	(281,100)	967,983
Interest rates	1,577,387	2,337,987	(432,162)
Stock indices	(946,046)	(2,365,920)	(409,378)

Unrealized trading income/(loss) (1)	$1,184,932	$(848,009)	$560,559

Type of contract	Frontier Trading Company XIV, LLC	Frontier Trading Company XV, LLC	Frontier Trading Company XXIII, LLC (3)
Metals	$164,178	$(593,950)	$20,878
Currencies	(743,778)	(1,724,126)	(278,910)
Energies	873,446	875,619	2,817
Agriculturals	(28,250)	(53,695)	—
Interest rates	371,048	464,025	1,653,065
Stock indices	(317,959)	(417,885)	(572,090)

Unrealized trading income/(loss) (1)	$318,685	$(1,450,012)	$825,760

Type of contract	Frontier Trading Company XXIX, LLC (5)	Frontier Trading Company XXXIV, LLC	Frontier Trading Company XXXVIII, LLC (4)
Metals	$(41,409)	$—	$(53,485)
Currencies	9,969	—	(285,427)
Energies	(322,182)	—	65,813
Agriculturals	(18,006)	—	(111,612)
Interest rates	61,567	—	(1,228,893)
Stock indices	30,221	—	(537,869)

Unrealized trading income/(loss) (1)	(279,840)	—	(2,151,473)

(1)	In the Statements of Operations under net change in open trade equity (deficit), at fair value.
(2)	In the Statements of Operations under Net realized gain/(loss) on futures, forwards and options.
(3)	Frontier Trading Company XXIII, LLC commenced operations in January 2012.
(4)	Frontier Trading Company XXXVIII, LLC commenced operations in November 2013.
(5)	Trading Company XXIX commenced trading operations in November 2014.

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2013 (2)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company V LLC	Frontier Trading Company VII, LLC
Metals	$412,573	$1,614,525	$(177,747)	$(1,480,598)
Currencies	(814,671)	3,701,872	1,296,788	790,928
Energies	(2,799,303)	(2,918,095)	(1,334,769)	(4,910,183)
Agriculturals	(2,421,228)	2,015,773	471,906	341,441
Interest rates	2,423,384	(7,118,246)	(757,720)	598,983
Stock indices	4,755,435	13,887,786	6,411,757	1,459,036

Realized trading income/(loss) (2)	$1,556,190	$11,183,615	$5,910,215	$(3,200,393)

Type of contract	Frontier Trading Company XIV, LLC	Frontier Trading Company XV, LLC	Frontier Trading Company XVIII, LLC (3)	Frontier Trading Company XXIII, LLC (3)
Metals	$6,112,168	$(493,033)	$(247,744)	$(322,627)
Currencies	(19,294,266)	(79,489)	(51,616)	40,582
Energies	(2,176,306)	(927,698)	(237,383)	(252,872)
Agriculturals	(705,599)	(618,122)	(337,113)	(292,693)
Interest rates	(22,508,513)	(1,567,281)	(571,998)	(1,305,716)
Stock indices	12,638,587	3,519,159	703,216	958,376

Realized trading income/(loss) (2)	$(25,933,929)	$(166,464)	$(742,638)	$(1,174,950)

Type of contract	Frontier Trading Company XXXVIII, LLC (3)
Metals	$45,320
Currencies	1,639,963
Energies	(894,269)
Agriculturals	(604,553)
Interest rates	(271,753)
Stock indices	209,465

Realized trading income/(loss) (2)	$124,173

Unrealized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2013 (1)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company V LLC	Frontier Trading Company VII, LLC
Metals	$1,212,080	$1,436,076	$366,938	$(8,186,850)
Currencies	104,438	(898,048)	(374,472)	2,874,502
Energies	(289,840)	107,134	136,348	(21,526,796)
Agriculturals	(63,428)	515,298	(190,376)	7,375,646
Interest rates	(1,483,357)	(1,007,888)	(97,299)	17,321,998
Stock indices	2,905,375	2,669,283	(1,152,310)	5,780,441

Unrealized trading income/(loss) (1)	$2,385,268	$2,821,855	$(1,311,171)	$3,638,941

Type of contract	Frontier Trading Company XIV, LLC	Frontier Trading Company XV, LLC	Frontier Trading Company XVIII, LLC (3)	Frontier Trading Company XXIII, LLC (3)
Metals	$874,183	$1,897,220	$24,089	$40,362
Currencies	1,309,342	2,953,457	(48,985)	364,150
Energies	(1,070,845)	(558,216)	1,489	(58,852)
Agriculturals	255,624	556,112	40,202	(224,679)
Interest rates	502,102	(233,344)	(39,175)	(978,553)
Stock indices	956,215	(731,655)	(63,280)	694,236

Unrealized trading income/(loss) (1)	$2,826,621	$3,883,574	$(85,660)	$(163,336)

Type of contract	Frontier Trading Company XXXVIII, LLC (3)
Metals	$105,975
Currencies	1,089,489
Energies	35,080
Agriculturals	265,629
Interest rates	1,233,037
Stock indices	791,078

Unrealized trading income/(loss) (1)	$3,520,288

(1)	In the Statements of Operations under net change in open trade equity (deficit), at fair value.
(2)	In the Statements of Operations under Net realized gain/(loss) on futures, forwards and options.
(3)	Frontier Trading Company XVIII, LLC commenced operations in October 2011.
(4)	Frontier Trading Company XXIII, LLC commenced operations in January 2012.
(5)	Frontier Trading Company XXXVIII, LLC commenced operations in November 2013.

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2012 (2)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company III LLC	Frontier Trading Company V LLC
Metals	$1,073,536	$(695,515)	$—	$(876,030)
Currencies	(72,453)	(849,000)	—	(600,627)
Energies	2,139,250	(1,973,402)	—	(2,772,182)
Agriculturals	2,206,100	(407,523)	—	(162,926)
Interest rates	(5,962,492)	3,312,713	—	4,162,463
Stock indices	(955,723)	(929,218)	—	(2,547,143)

Realized trading income/(loss) (2)	$(1,571,782)	$(1,541,945)	$—	$(2,796,445)

Type of contract	Frontier Trading Company VI LLC	Frontier Trading Company VII, LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIV, LLC
Metals	$—	$(2,477,120)	$(484,830)	$(346,874)
Currencies	—	(58,199)	(1,170,545)	11,551,738
Energies	—	(12,210,665)	151,181	(7,771,337)
Agriculturals	—	(15,890,742)	249,196	(585,742)
Interest rates	—	3,335,233	(457,977)	31,443,188
Stock indices	—	(792,785)	1,123,927	2,004,526

Realized trading income/(loss) (2)	$—	$(28,094,277)	$(589,048)	$36,295,498

Type of contract	Frontier Trading Company XV, LLC	Frontier Trading Company XVIII, LLC (3)	Frontier Trading Company XXI, LLC (4)	Frontier Trading Company XXIII, LLC (4)
Metals	$(6,722,059)	$201,264	$(699,089)	$(684,083)
Currencies	(2,596,001)	35,336	207,262	483,754
Energies	552,102	468,349	(6,108,999)	(723,685)
Agriculturals	1,715,864	114,163	(769,265)	(1,553,978)
Interest rates	(162,664)	(667,998)	8,930,606	5,186
Stock indices	(1,340,616)	496,617	263,198	164,494

Realized trading income/(loss) (2)	$(8,553,374)	$647,731	$1,823,712	$(2,308,312)

Unrealized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2012 (1)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company III LLC	Frontier Trading Company V LLC
Metals	$(110,769)	$711,013	$—	$45,401
Currencies	61,955	(3,426,750)	—	(87,190)
Energies	67,588	(304,706)	—	(29,494)
Agriculturals	(132,871)	665,339	—	(489)
Interest rates	579,973	(270,682)	—	34,505
Stock indices	252,372	86,776	—	(89,819)

Unrealized trading income/(loss) (1)	$718,247	$(2,539,010)	$—	$(127,086)

Type of contract	Frontier Trading Company VI LLC	Frontier Trading Company VII, LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIV, LLC
Metals	$—	$433,960	$(468,789)	$(2,409,225)
Currencies	—	476,938	(1,233,551)	1,126,149
Energies	—	25,156,302	199,498	1,813,680
Agriculturals	—	(8,633,169)	287,054	(606,400)
Interest rates	—	2,344,677	(405,079)	(2,916,232)
Stock indices	—	2,937,680	1,176,098	1,110,540

Unrealized trading income/(loss) (1)	$—	$22,716,388	$(444,768)	$(1,881,488)

Type of contract	Frontier Trading Company XV, LLC	Frontier Trading Company XVIII, LLC (3)	Frontier Trading Company XXI, LLC (4)	Frontier Trading Company XXIII, LLC (4)
Metals	$752,043	$5,971,843	$(28,353)	$817,959
Currencies	579,363	6,876,046	81,807	(636,313)
Energies	556,669	5,538,479	(599,044)	161,761
Agriculturals	(435,339)	(7,863,600)	148,522	(826,559)
Interest rates	(810,952)	4,841,656	133,585	359,082
Stock indices	622,132	(15,874,956)	(528,891)	355,251

Unrealized trading income/(loss) (1)	$1,263,916	$(510,533)	$(792,373)	$231,181

(1)	In the Statements of Operations under net change in open trade equity (deficit), at fair value.
(2)	In the Statements of Operations under Net realized gain/(loss) on futures, forwards and options.
(3)	Frontier Trading Company XVIII, LLC commenced operations in October 2011.
(4)	Frontier Trading Company XXI, LLC commenced operations in March 2011.

Certain financial instruments and derivative instruments are eligible for offset in the statements of financial condition under GAAP. The Series’ open trade equity/(deficit), options written, and receivables from futures commission merchants (each, an “FCM”) are subject to master netting arrangements and collateral arrangements and meet the U.S. GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Series’ policy is to recognize amounts subject to master netting arrangements on a net basis on the statements of financial condition.

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of December 31, 2014 and 2013.

As of December 31, 2014	Gross Amounts of recognized Derivative Assets	Gross Amounts of recognized Derivative Liabilities	Net Amounts of Derivative Assets and Liabilities Presented in the Statements of Financial Condition
Frontier Trading Company I, LLC
Open Trade Equity/(Deficit)	$3,369,866	$(154,661)	$3,215,205
Options Written	—	(253,017)	(253,017)
Options Purchased	288,413	—	$288,413
Frontier Trading Company II, LLC
Open Trade Equity/(Deficit)	$4,029,155	$(555,871)	$3,473,284
Frontier Trading Company VII, LLC
Open Trade Equity/(Deficit)	$4,471,373	$(1,002,034)	$3,469,339
Options Purchased	8,787,472	—	8,787,472
Options Written	—	(8,710,817)	(8,710,817)
Frontier Trading Company XIV, LLC
Open Trade Equity/(Deficit)	$1,341,051	$(316,183)	$1,024,868
Frontier Trading Company XV, LLC
Open Trade Equity/(Deficit)	$2,047,683	$(388,766)	$1,658,917
Frontier Trading Company XXIII, LLC
Open Trade Equity/(Deficit)	$893,605	$—	$893,605
Frontier Trading Company XXIX, LLC
Open Trade Equity/(Deficit)	$—	$(279,840)	$(279,840)
Frontier Trading Company XXXIV, LLC
Swap Contracts	$18,246,955	$—	$18,246,955
Frontier Trading Company XXXV, LLC
Swap Contracts	$6,570,409	$—	$6,570,409
Frontier Trading Company XXXVII, LLC
Swap Contracts	$3,633,060	$—	$3,633,060
Frontier Trading Company XXXVIII, LLC
Open Trade Equity/(Deficit)	$1,369,043	$—	$1,369,043
Frontier Trading Company XXXIX, LLC
Swap Contracts	$7,543,966	$—	$7,543,966

As of December 31, 2013	Gross Amounts of recognized Derivative Assets	Gross Amounts of recognized Derivative Liabilities	Net Amounts of Derivative Assets and Liabilities Presented in the Statements of Financial Condition
Frontier Trading Company I, LLC
Open Trade Equity/(Deficit)	$3,162,843	$—	$3,162,843
Options Purchased	165,983	—	165,983
Options Written	—	(183,932)	(183,932)
Swap Contracts			—
Frontier Trading Company II, LLC
Open Trade Equity/(Deficit)	$4,321,293	$—	$4,321,293
Frontier Trading Company VII, LLC
Open Trade Equity/(Deficit)	$227,827	$(418,896)	$(191,069)
Options Purchased	98,740	—	98,740
Options Written	—	(172,650)	(172,650)
Frontier Trading Company XIV, LLC
Open Trade Equity/(Deficit)	$706,184	$—	$706,184
Frontier Trading Company XV, LLC
Open Trade Equity/(Deficit)	$4,087,038	$—	$4,087,038
Options Purchased	2,769,147	—	2,769,147
Options Written	—	(865,940)	(865,940)
Frontier Trading Company XXIII, LLC
Open Trade Equity/(Deficit)	$75,237	$(7,392)	$67,845
Frontier Trading Company XXXIV, LLC
Swap Contracts	$10,126,168	$—	$10,126,168
Frontier Trading Company XXXIX, LLC
Swap Contracts	$7,540,466	$—	$7,540,466
Frontier Trading Company XXXV, LLC
Swap Contracts	$3,437,632	$—	$3,437,632
Frontier Trading Company XXXVII, LLC
Swap Contracts	$2,456,545	$—	$2,456,545
Frontier Trading Company XXXVIII, LLC
Open Trade Equity/(Deficit)	$3,520,515	$—	$3,520,515

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

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the Statement of Financial Condition, may result in future obligation or loss in excess of the amount paid by the trading Companies for a particular investment. Each Trading Company expects to trade in futures, options, forward and swap contracts and will therefore be a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures positions held by a Trading Company at the same time, and if the Trading Advisor(s) of such Trading Company are unable to offset such futures interests positions, such Trading Company could lose all of its assets. Management will seek to minimize market risk through real-time monitoring of open positions and the level of diversification of each Trading Advisor’s portfolio. It is anticipated that any Trading Advisor’s margin-to-equity ratio will typically not exceed approximately 35% although the actual ratio could be higher or lower from time to time.

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

Management has established procedures to actively monitor and minimize market and credit risks. Investors in units of the Equinox Frontier Funds bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

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

Equinox Frontier Funds (Registrant)

Date: March 31, 2015	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 31, 2015
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Vance Sanders	March 31, 2015
Vance Sanders, Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Richard E. Bornhoft	March 31, 2015
Richard E. Bornhoft, Member of the Executive Committee of Equinox Frontier Funds
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 31, 2015
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Balanced Fund, a Series of Equinox Frontier Funds (Registrant)

Date: March 31, 2015	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 31, 2015
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Vance Sanders	March 31, 2015
Vance Sanders, Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Richard E. Bornhoft	March 31, 2015
Richard E. Bornhoft, Member of the Executive Committee of Equinox Frontier Funds
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 31, 2015
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

Equinox Frontier Heritage Fund, a Series of Equinox Frontier Funds (Registrant)

Date: March 31, 2015	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 31, 2015
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Vance Sanders	March 31, 2015
Vance Sanders, Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Richard E. Bornhoft	March 31, 2015
Richard E. Bornhoft, Member of the Executive Committee of Equinox Frontier Funds
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 31, 2015
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Winton Fund, a Series of Equinox Frontier Funds (Registrant)

Date: March 31, 2015	By:	/S/ ROBERT J. ENCK
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

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 31, 2015
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Vance Sanders	March 31, 2015
Vance Sanders, Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Richard E. Bornhoft	March 31, 2015
Richard E. Bornhoft, Member of the Executive Committee of Equinox Frontier Funds
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 31, 2015
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Select Fund, a Series of Equinox Frontier Funds (Registrant)

Date: March 31, 2015	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 31, 2015
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Vance Sanders	March 31, 2015
Vance Sanders, Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Richard E. Bornhoft	March 31, 2015
Richard E. Bornhoft, Member of the Executive Committee of Equinox Frontier Funds
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 31, 2015
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Long/Short Commodity Fund, a Series of Equinox Frontier Funds (Registrant)

Date: March 31, 2015	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 31, 2015
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Vance Sanders	March 31, 2015
Vance Sanders, Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Richard E. Bornhoft	March 31, 2015
Richard E. Bornhoft, Member of the Executive Committee of Equinox Frontier Funds
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 31, 2015
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Diversified Fund, a Series of Equinox Frontier Funds (Registrant)

Date: March 31, 2015	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 31, 2015
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Vance Sanders	March 31, 2015
Vance Sanders, Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Richard E. Bornhoft	March 31, 2015
Richard E. Bornhoft, Member of the Executive Committee of Equinox Frontier Funds
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 31, 2015
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Masters Fund, a Series of Equinox Frontier Funds (Registrant)

Date: March 31, 2015	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 31, 2015
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Vance Sanders	March 31, 2015
Vance Sanders, Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Richard E. Bornhoft	March 31, 2015
Richard E. Bornhoft, Member of the Executive Committee of Equinox Frontier Funds
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 31, 2015
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds