Form 10-Q
period 2015-03-31
Equinox Frontier Funds; Equinox Frontier Heritage Fund; Equinox Frontier Winton Fund; Equinox Frontier Masters Fund; Equinox Frontier Long/Short Commodity Fund; Equinox Frontier Select Fund; Equinox Frontier Diversified Fund; Equinox Frontier Balanced Fund
filed 2015-05-12
CIK 1261379, 1389123, 1389124, 1450722, 1389128, 1389125, 1450720, 1389122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2015

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF MARCH 31, 2015, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Series of Equinox Frontier Funds

Statements of Financial Condition

March 31, 2015 (Unaudited) and December 31, 2014

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
	3/31/2015	12/31/2014	3/31/2015	12/31/2014	3/31/2015	12/31/2014

ASSETS

Cash and cash equivalents	$2,117,560	$4,210,638	$896,661	$2,199,066	$600,918	$1,110,779
U.S. Treasury securities, at fair value	36,701,926	31,051,659	15,541,089	16,217,173	10,415,223	8,191,519
Open trade equity, at fair value	2,569,506	3,215,206	—	—	—	—
Options purchased, at fair value	325,003	288,413	—	—	—	—
Receivable from futures commission merchants	19,513,460	22,731,129	—	—	—	—
Swap contracts, at fair value	9,559,124	6,570,408	—	—	5,301,972	3,633,060
Investments in unconsolidated trading companies, at fair value	6,464,972	6,594,379	10,915,655	7,901,978	3,000,921	3,814,854
Prepaid service fees - Class 1	14,584	9,534	7,735	6,003	183	505
Interest receivable	209,915	477,250	88,886	249,250	59,567	125,900
Receivable from related parties	—	—	2,452	3,050	2,274	2,612
Other assets	—	249,997	—	—	—	—

Total Assets	$77,476,050	$75,398,613	$27,452,478	$26,576,520	$19,381,058	$16,879,229

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$—	$—	$—	$—	$—	$—
Options written, at fair value	107,167	253,018	—	—	—	—
Pending owner additions	1,807	1,527	2,295	2,056	—	—
Owner redemptions payable	207,963	57,953	37,184	—	10,643	19,578
Incentive fees payable to Managing Owner	1,634,242	2,387,825	535,301	722,043	239,216	158,660
Management fees payable to Managing Owner	88,283	86,486	67,463	64,497	43,562	45,361
Interest payable to Managing Owner	17,078	16,168	6,125	6,898	4,460	3,713
Service fees payable to Managing Owner	33,996	34,905	21,211	17,260	11,078	10,562
Trading fees payable to Managing Owner	143,660	132,984	56,844	55,912	25,446	24,436
Payables to related parties	3,506	2,371	—	—	—	—
Other liabilities	—	—	—	—	—	—

Total Liabilities	2,237,702	2,973,237	726,423	868,666	334,405	262,310

CAPITAL
Managing Owner Units - Class 1	—	—	—	—	—	—
Managing Owner Units - Class 2	2,942,625	2,516,879	799,673	723,207	511,807	426,377
Managing Owner Units - Class 2a	—	—	—	—	296,641	247,434
Managing Owner Units - Class 3	37,006	31,632	36,225	32,741	—	—
Managing Owner Units - Class 3a	—	—	—	—	14,668	12,228
Limited Owner Units - Class 1	20,268,019	19,195,036	12,259,432	11,850,911	—	—
Limited Owner Units - Class 1a	—	—	—	—	6,448,293	5,776,906
Limited Owner Units - Class 2	33,113,368	32,707,413	8,748,881	8,145,536	935,888	820,104
Limited Owner Units - Class 2a	—	—	—	—	1,628,091	1,455,117
Limited Owner Units - Class 3	7,832,414	5,556,649	4,881,844	4,955,459	8,438,115	7,233,099
Limited Owner Units - Class 3a	—	—	—	—	773,150	645,654

Total Owners’ Capital	64,193,432	60,007,609	26,726,055	25,707,854	19,046,653	16,616,919

Non-Controlling Interests	11,044,916	12,417,767	—	—	—	—

Total Capital	75,238,348	72,425,376	26,726,055	25,707,854	19,046,653	16,616,919

Total Liabilities and Capital	$77,476,050	$75,398,613	$27,452,478	$26,576,520	$19,381,058	$16,879,229

Units Outstanding
Class 1	153,947	169,725	95,494	101,632	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	53,422	57,130
Class 2	247,362	282,534	67,189	69,003	8,721	9,013
Class 2a	N/A	N/A	N/A	N/A	14,419	15,291
Class 3	58,480	48,583	37,335	41,897	50,814	52,285
Class 3a	N/A	N/A	N/A	N/A	5,876	5,886

Net Asset Value per Unit
Class 1	$131.66	$113.09	$128.38	$116.61	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$120.70	$101.12
Class 2	$145.76	$124.67	$142.12	$128.53	$166.20	$138.30
Class 2a	N/A	N/A	N/A	N/A	$133.49	$111.35
Class 3	$134.57	$115.03	$131.73	$119.06	$166.06	$138.34
Class 3a	N/A	N/A	N/A	N/A	$134.09	$111.77

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Financial Condition

March 31, 2015 (Unaudited) and December 31, 2014

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	3/31/2015	12/31/2014	3/31/2015	12/31/2014
ASSETS

Cash and cash equivalents	$3,273,398	$5,644,510	$207,627	$878,280
U.S. Treasury securities, at fair value	56,735,098	41,625,860	3,598,631	6,476,939
Receivable from futures commission merchants	11,166,903	22,689,948	14,715,637	—
Open trade equity, at fair value	268,978	3,297,549	958,673	—
Options purchased, at fair value	—	—	—	—
Swap contracts, at fair value	23,473,632	18,246,954	—	—
Investments in unconsolidated trading companies, at fair value	17,442,848	18,343,927	4,733,469	8,102,141
Interest receivable	324,494	639,769	20,582	99,547
Prepaid service fees	—	—	—	—
Other assets	11	250,013	—	—

Total Assets	$112,685,362	$110,738,530	$24,234,619	$15,556,907

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$—	$—	$—	$—
Options written, at fair value	—	—	—	—
Pending owner additions	20,874	18,002	1,872	1,485
Owner redemptions payable	21,251	22,793	15,308	15,432
Incentive fees payable to Managing Owner	1,486,957	1,793,318	158,971	185,791
Management fees payable to Managing Owner	93,825	101,208	28,962	27,835
Interest payable to Managing Owner	111,110	84,976	7,379	13,263
Service fees payable to Managing Owner	176,661	167,151	35,716	32,520
Trading fees payable to Managing Owner	71,244	66,037	10,852	10,119
Payables to related parties	17,396	14,934	1,081	984
Other liabilities	—	—	—	—

Total Liabilities	1,999,318	2,268,419	260,141	287,429

CAPITAL
Managing Owner Units - Class 2	1,624,326	1,425,355	10,125	9,052
Managing Owner Units - Class 2a	216,243	189,344	—	—
Limited Owner Units - Class 1	78,309,904	72,098,275	14,900,908	13,663,563
Limited Owner Units - Class 1AP	842,256	748,275	54,412	47,785
Limited Owner Units - Class 2	25,006,886	22,125,342	1,651,866	1,549,078
Limited Owner Units - Class 2a	402,173	410,943	—	—
Limited Owner Units - Class 3a	2,837,703	2,528,303	—	—

Total Owners’ Capital	109,239,491	99,525,837	16,617,311	15,269,478

Non-Controlling Interests	1,446,553	8,944,274	7,357,167	—

Total Capital	110,686,044	108,470,111	23,974,478	15,269,478

Total Liabilities and Capital	$112,685,362	$110,738,530	$24,234,619	$15,556,907

Units Outstanding
Class 1	526,293	548,117	140,357	142,913

Class 1AP	5,549	5,618	503	494
Class 2	130,433	131,447	11,564	12,128
Class 2a	3,539	3,923	N/A	N/A
Class 3a	16,291	16,577	N/A	N/A

Net Asset Value per Unit
Class 1	$148.80	$131.54	$106.16	$95.61
Class 1AP	$151.80	$133.20	$108.31	$96.82
Class 2	$204.17	$179.16	$143.73	$128.48
Class 2a	$174.76	$153.02	N/A	N/A
Class 3a	$174.19	$152.52	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Financial Condition

March 31, 2015 (Unaudited) and December 31, 2014

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	3/31/2015	12/31/2014	3/31/2015	12/31/2014
ASSETS

Cash and cash equivalents	$1,892,129	$4,012,974	$427,180	$921,598
U.S. Treasury securities, at fair value	32,794,705	29,593,974	7,403,953	6,796,392
Investments in unconsolidated trading companies, at fair value	8,972,672	7,479,658	1,723,907	1,543,386
Swap contracts, at fair value	—	—	9,600,330	7,540,465
Interest receivable	187,568	454,845	42,346	104,457
Other assets	—	—	—	—

Total Assets	$43,847,074	$41,541,451	$19,197,716	$16,906,298

LIABILITIES & CAPITAL

LIABILITIES
Pending owner additions	$16,314	$15,503	$3,941	$3,381
Owner redemptions payable	—	21,902	2,673	21,408
Incentive fees payable to Managing Owner	715,409	1,178,364	132,678	239,327
Management fees payable to Managing Owner	115,137	114,823	27,355	27,944
Interest payable to Managing Owner	66,427	63,722	14,885	14,543
Service fees payable to Managing Owner	53,254	52,753	23,142	20,964
Trading fees payable to Managing Owner	27,597	26,690	9,353	8,676
Payables to related parties	20,681	16,461	3,464	3,178
Other liabilities	—	—	—	—

Total Liabilities	1,014,819	1,490,218	217,491	339,421

CAPITAL
Managing Owner Units - Class 2	51,380	46,764	86,468	75,621
Limited Owner Units - Class 1	28,350,789	26,870,878	10,838,892	9,761,819
Limited Owner Units - Class 1AP	41,798	38,042	68,083	58,378
Limited Owner Units - Class 2	14,388,288	13,095,549	3,481,025	3,131,561

Total Owners’ Capital	42,832,255	40,051,233	14,474,468	13,027,379

Non-Controlling Interests	—	—	4,505,757	3,539,498

Total Capital	42,832,255	40,051,233	18,980,225	16,566,877

Total Liabilities and Capital	$43,847,074	$41,541,451	$19,197,716	$16,906,298

Units Outstanding
Class 1	147,741	152,717	73,298	74,927
Class 1AP	214	214	452	443
Class 2	58,093	58,093	17,670	18,164

Net Asset Value per Unit
Class 1	$191.90	$175.95	$147.87	$130.28
Class 1AP	$195.77	$178.18	$150.86	$131.93
Class 2	$248.56	$226.23	$201.89	$176.56

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedule of Investments (Unaudited)

March 31, 2015

		Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
Description		Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS*
	Various base metals futures contracts (Europe)	$(36,706)	-0.05%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	215,709	0.29%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	(5,591)	-0.01%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	16,254	0.02%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	469,384	0.62%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	(67,926)	-0.09%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Oceanic)	436,284	0.58%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	429,516	0.57%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	(35,358)	-0.05%	—	0.00%	—	0.00%
	Various soft futures contracts (Far East)	(9,269)	-0.01%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	14,570	0.02%	—	0.00%	—	0.00%
	Various stock index futures contracts (Africa)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	(5,631)	-0.01%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	(26,228)	-0.03%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	80,700	0.11%	—	0.00%	—	0.00%
	Various stock index futures contracts (Mexico)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Oceanic)	7,777	0.01%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	570,892	0.76%	—	0.00%	—	0.00%
	Various precious metal futures contracts (U.S.)	(3,670)	0.00%	—	0.00%	—	0.00%
	Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Africa)	—	0.00%	—	0.00%	—	0.00%

	Total Long Futures Contracts	$2,050,707	2.73%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS*
	Various base metals futures contracts (Europe)	$29,419	0.04%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (U.S.)	(6,768)	-0.01%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	142,403	0.19%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	61,926	0.08%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	(46,283)	-0.06%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	89,850	0.12%	—	0.00%	—	0.00%
	Various soft futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	319,904	0.43%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	2,240	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	21,302	0.03%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	(75,339)	-0.10%	—	0.00%	—	0.00%
	Various precious metal futures contracts (U.S.)	76,710	0.10%	—	0.00%	—	0.00%
	Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%

	Total Short Futures Contracts	$615,364	0.82%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS*
	Various currency forwards contracts (NA)	$(96,565)	-0.13%	$—	0.00%	$—	0.00%

	Total Currency Forwards	$(96,565)	-0.13%	$—	0.00%	$—	0.00%

	Total Open Trade Equity (Deficit)	$2,569,506	3.42%	$—	0.00%	$—	0.00%

OPTIONS PURCHASED
	Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	325,003	0.43%	—	0.00%	—	0.00%

	Total Options Purchased	$325,003	0.43%	$—	0.00%	$—	0.00%

OPTIONS WRITTEN*
	Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	(107,167)	-0.14%	—	0.00%	—	0.00%

	Total Options Written	$(107,167)	-0.14%	$—	0.00%	$—	0.00%

SWAPS (1)
	Frontier XXXV Diversified Select Swap (U.S.)	$9,559,124	12.71%	—	0.00%	$—	0.00%
	Frontier XXXVII L/S Select Swap (U.S.)	—	0.00%	—	0.00%	5,301,972	27.84%

	Total Swaps	$9,559,124	12.71%	$—	0.00%	$5,301,972	27.84%

U.S. TREASURY SECURITIES (2)

FACE VALUE		Value		Value		Value
$15,000,000	US Treasury Note 2.250% due 11/15/2024 (Cost $14,966,695)	$26,640,892	35.41%	$11,280,838	42.21%	$7,560,116	39.69%
$85,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $113,142,577)	6,591,039	8.76%	2,790,914	10.44%	1,870,396	9.82%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	3,469,995	4.61%	1,469,337	5.50%	984,711	5.17%

		$36,701,926	48.78%	$15,541,089	58.15%	$10,415,223	54.68%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	US Treasury Note 2.250% due 11/15/2024 (2)	$19,116,686		$8,094,782		$5,424,907
	US Treasury Note 6.000% due 02/15/2026 (2)	4,498,043		1,904,655		1,276,449
	US Treasury Note 6.875% due 08/15/2025 (2)	3,373,533		1,428,491		957,337

		$26,988,262		$11,427,928		$7,658,693

Additional Disclosure on U.S. Treasury Securities		Cost		Cost		Cost
	US Treasury Note 2.250% due 11/15/2024 (2)	$25,446,011		$10,774,877		$7,221,035
	US Treasury Note 6.000% due 02/15/2026 (2)	6,300,072		2,667,707		1,787,826
	US Treasury Note 6.875% due 08/15/2025 (2)	3,366,042		1,425,319		955,211

		$35,112,125		$14,867,903		$9,964,072

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedule of Investments (Unaudited)

March 31, 2015

		Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
Description		Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS*
	Various base metals futures contracts (Europe)	$(93,540)	-0.08%	$(1,152,110)	-4.81%
	Various base metals futures contracts (U.S.)	(6,350)	-0.01%	—	0.00%
	Various currency futures contracts (U.S.)	(26,218)	-0.02%	(4,153)	-0.02%
	Various energy futures contracts (Europe)	—	0.00%	4,391	0.02%
	Various energy futures contracts (Far East)	(405)	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	(171,535)	-0.15%	836	0.00%
	Various interest rates futures contracts (Canada)	(33,025)	-0.03%	7,197	0.03%
	Various interest rates futures contracts (Europe)	389,098	0.35%	76,221	0.32%
	Various interest rates futures contracts (Far East)	(84,086)	-0.08%	(15,899)	-0.07%
	Various interest rates futures contracts (Oceanic)	191,292	0.17%	27,788	0.12%
	Various interest rates futures contracts (U.S.)	578,657	0.52%	138,462	0.58%
	Various soft futures contracts (Canada)	(758)	0.00%	(342)	0.00%
	Various soft futures contracts (Europe)	(1,332)	0.00%	(3,730)	-0.02%
	Various soft futures contracts (Far East)	(4,687)	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	(361,104)	-0.33%	(33,468)	-0.14%
	Various stock index futures contracts (Africa)	(153)	0.00%	(940)	0.00%
	Various stock index futures contracts (Canada)	(1,118)	0.00%	3,120	0.01%
	Various stock index futures contracts (Europe)	32,706	0.03%	62,255	0.26%
	Various stock index futures contracts (Far East)	81,531	0.07%	59,875	0.25%
	Various stock index futures contracts (Mexico)	(272)	0.00%	—	0.00%
	Various stock index futures contracts (Oceanic)	(3,404)	0.00%	3,081	0.01%
	Various stock index futures contracts (U.S.)	(297,408)	-0.27%	(3,521)	-0.01%
	Various precious metal futures contracts (U.S.)	21,130	0.02%	—	0.00%
	Various precious metal futures contracts (Far East)	(649)	0.00%	—	0.00%
	Various soft futures contracts (Africa)	—	0.00%	(595)	0.00%

	Total Long Futures Contracts	$208,370	0.19%	$(831,532)	-3.47%

SHORT FUTURES CONTRACTS*
	Various base metals futures contracts (Europe)	$94,720	0.09%	$1,401,538	5.85%
	Various base metals futures contracts (U.S.)	(2,738)	0.00%	(5,813)	-0.02%
	Various currency futures contracts (Far East)	—	0.00%	7,405	0.03%
	Various currency futures contracts (U.S.)	(63,676)	-0.06%	(1,423)	-0.01%
	Various energy futures contracts (Europe)	—	0.00%	(717)	0.00%
	Various energy futures contracts (Far East)	(3,026)	0.00%	500	0.00%
	Various energy futures contracts (U.S.)	146,808	0.13%	52,411	0.22%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	(142,979)	-0.13%	(1,814)	-0.01%
	Various interest rates futures contracts (Far East)	645	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	(38,619)	-0.03%	16,340	0.07%
	Various soft futures contracts (Europe)	45,910	0.04%	15,828	0.07%
	Various soft futures contracts (Oceanic)	—	0.00%	(511)	0.00%
	Various soft futures contracts (U.S.)	206,527	0.19%	363,049	1.51%
	Various stock index futures contracts (Europe)	—	0.00%	(1,016)	0.00%
	Various stock index futures contracts (Far East)	4,284	0.00%	2,448	0.01%
	Various stock index futures contracts (U.S.)	64,336	0.06%	(26,293)	-0.11%
	Various precious metal futures contracts (U.S.)	(2,985)	0.00%	(28,740)	-0.12%
	Various precious metal futures contracts (Far East)	4,637	0.00%	—	0.00%

	Total Short Futures Contracts	$313,844	0.29%	$1,793,192	7.49%

CURRENCY FORWARDS*
	Various currency forwards contracts (NA)	$(253,236)	-0.23%	$(2,987)	-0.01%

	Total Currency Forwards	$(253,236)	-0.23%	$(2,987)	-0.01%

	Total Open Trade Equity (Deficit)	$268,978	0.25%	$958,673	4.01%

OPTIONS PURCHASED*
	Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%

	Total Options Purchased	$—	0.00%	$—	0.00%

OPTIONS WRITTEN*
	Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%

	Total Options Written	$—	0.00%	$—	0.00%

SWAPS (1)
	Frontier XXXIV Balanced Select Swap (U.S.)	$23,473,632	21.21%	$—	0.00%

	Total Swaps	$23,473,632	21.21%	$—	0.00%

U.S. TREASURY SECURITIES (2)

FACE VALUE		Value		Value
$15,000,000	US Treasury Note 2.250% due 11/15/2024 (Cost $14,966,695)	$41,182,408	37.21%	$2,612,146	10.90%
$85,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $113,142,577)	10,188,655	9.21%	646,253	2.70%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	5,364,035	4.85%	340,232	1.42%

		$56,735,098	51.27%	$3,598,631	15.02%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 2.250% due 11/15/2024 (2)	$29,551,228		$1,874,395
	US Treasury Note 6.000% due 02/15/2026 (2)	6,953,230		441,034
	US Treasury Note 6.875% due 08/15/2025 (2)	5,214,923		330,776

		$41,719,381		$2,646,205

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 2.250% due 11/15/2024 (2)	$39,335,317		$2,494,986
	US Treasury Note 6.000% due 02/15/2026 (2)	9,738,868		617,723
	US Treasury Note 6.875% due 08/15/2025 (2)	5,203,344		330,041

		$54,277,529		$3,442,750

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedule of Investments (Unaudited)

March 31, 2015

		Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
Description		Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS*
	Various base metals futures contracts (Europe)	$(93,540)	-0.08%	$(1,152,110)	-4.81%
	Various base metals futures contracts (U.S.)	(6,350)	-0.01%	—	0.00%
	Various currency futures contracts (U.S.)	(26,218)	-0.02%	(4,153)	-0.02%
	Various energy futures contracts (Europe)	—	0.00%	4,391	0.02%
	Various energy futures contracts (Far East)	(405)	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	(171,535)	-0.15%	836	0.00%
	Various interest rates futures contracts (Canada)	(33,025)	-0.03%	7,197	0.03%
	Various interest rates futures contracts (Europe)	389,098	0.35%	76,221	0.32%
	Various interest rates futures contracts (Far East)	(84,086)	-0.08%	(15,899)	-0.07%
	Various interest rates futures contracts (Oceanic)	191,292	0.17%	27,788	0.12%
	Various interest rates futures contracts (U.S.)	578,657	0.52%	138,462	0.58%
	Various soft futures contracts (Canada)	(758)	0.00%	(342)	0.00%
	Various soft futures contracts (Europe)	(1,332)	0.00%	(3,730)	-0.02%
	Various soft futures contracts (Far East)	(4,687)	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	(361,104)	-0.33%	(33,468)	-0.14%
	Various stock index futures contracts (Africa)	(153)	0.00%	(940)	0.00%
	Various stock index futures contracts (Canada)	(1,118)	0.00%	3,120	0.01%
	Various stock index futures contracts (Europe)	32,706	0.03%	62,255	0.26%
	Various stock index futures contracts (Far East)	81,531	0.07%	59,875	0.25%
	Various stock index futures contracts (Mexico)	(272)	0.00%	—	0.00%
	Various stock index futures contracts (Oceanic)	(3,404)	0.00%	3,081	0.01%
	Various stock index futures contracts (U.S.)	(297,408)	-0.27%	(3,521)	-0.01%
	Various precious metal futures contracts (U.S.)	21,130	0.02%	—	0.00%
	Various precious metal futures contracts (Far East)	(649)	0.00%	—	0.00%
	Various soft futures contracts (Africa)	—	0.00%	(595)	0.00%

	Total Long Futures Contracts	$208,370	0.19%	$(831,532)	-3.47%

SHORT FUTURES CONTRACTS*
	Various base metals futures contracts (Europe)	$94,720	0.09%	$1,401,538	5.85%
	Various base metals futures contracts (U.S.)	(2,738)	0.00%	(5,813)	-0.02%
	Various currency futures contracts (Far East)	—	0.00%	7,405	0.03%
	Various currency futures contracts (U.S.)	(63,676)	-0.06%	(1,423)	-0.01%
	Various energy futures contracts (Europe)	—	0.00%	(717)	0.00%
	Various energy futures contracts (Far East)	(3,026)	0.00%	500	0.00%
	Various energy futures contracts (U.S.)	146,808	0.13%	52,411	0.22%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	(142,979)	-0.13%	(1,814)	-0.01%
	Various interest rates futures contracts (Far East)	645	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	(38,619)	-0.03%	16,340	0.07%
	Various soft futures contracts (Europe)	45,910	0.04%	15,828	0.07%
	Various soft futures contracts (Oceanic)	—	0.00%	(511)	0.00%
	Various soft futures contracts (U.S.)	206,527	0.19%	363,049	1.51%
	Various stock index futures contracts (Europe)	—	0.00%	(1,016)	0.00%
	Various stock index futures contracts (Far East)	4,284	0.00%	2,448	0.01%
	Various stock index futures contracts (U.S.)	64,336	0.06%	(26,293)	-0.11%
	Various precious metal futures contracts (U.S.)	(2,985)	0.00%	(28,740)	-0.12%
	Various precious metal futures contracts (Far East)	4,637	0.00%	—	0.00%

	Total Short Futures Contracts	$313,844	0.29%	$1,793,192	7.49%

CURRENCY FORWARDS*
	Various currency forwards contracts (NA)	$(253,236)	-0.23%	$(2,987)	-0.01%

	Total Currency Forwards	$(253,236)	-0.23%	$(2,987)	-0.01%

	Total Open Trade Equity (Deficit)	$268,978	0.25%	$958,673	4.01%

OPTIONS PURCHASED*
	Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%

	Total Options Purchased	$—	0.00%	$—	0.00%

OPTIONS WRITTEN*
	Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%

	Total Options Written	$—	0.00%	$—	0.00%

SWAPS (1)
	Frontier XXXIV Balanced Select Swap (U.S.)	$23,473,632	21.21%	$—	0.00%

	Total Swaps	$23,473,632	21.21%	$—	0.00%

U.S. TREASURY SECURITIES (2)

FACE VALUE		Value		Value
$15,000,000	US Treasury Note 2.250% due 11/15/2024 (Cost $14,966,695)	$41,182,408	37.21%	$2,612,146	10.90%
$85,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $113,142,577)	10,188,655	9.21%	646,253	2.70%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	5,364,035	4.85%	340,232	1.42%

		$56,735,098	51.27%	$3,598,631	15.02%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 2.250% due 11/15/2024(2)	$29,551,228		$1,874,395
	US Treasury Note 6.000% due 02/15/2026(2)	6,953,230		441,034
	US Treasury Note 6.875% due 08/15/2025(2)	5,214,923		330,776

		$41,719,381		$2,646,205

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 2.250% due 11/15/2024(2)	$39,335,317		$2,494,986
	US Treasury Note 6.000% due 02/15/2026(2)	9,738,868		617,723
	US Treasury Note 6.875% due 08/15/2025(2)	5,203,344		330,041

		$54,277,529		$3,442,750

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedule of Investments (Unaudited)

March 31, 2015

		Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
Description		Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
SWAPS (1)
	Frontier Brevan Howard swap (U.S.)	—	0.00%	$9,600,330	50.58%

	Total Swaps	—	0.00%	$9,600,330	50.58%

U.S. TREASURY SECURITIES (2)

FACE VALUE		Value		Value
$15,000,000	US Treasury Note 2.250% due 11/15/2024 (Cost $14,966,695)	$23,804,751	55.58%	$5,374,320	28.32%
$85,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $113,142,577)	5,889,369	13.75%	1,329,623	7.01%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	3,100,585	7.24%	700,010	3.69%

		$32,794,705	76.57%	$7,403,953	39.02%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 2.250% due 11/15/2024 (2)	$17,081,557		$3,856,447
	US Treasury Note 6.000% due 02/15/2026 (2)	4,019,190		907,399
	US Treasury Note 6.875% due 08/15/2025 (2)	3,014,392		680,550

		$24,115,139		$5,444,396

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 2.250% due 11/15/2024 (2)	$22,737,074		$5,133,276
	US Treasury Note 6.000% due 02/15/2026 (2)	5,629,378		1,270,926
	US Treasury Note 6.875% due 08/15/2025 (2)	3,007,700		679,037

		$31,374,152		$7,083,239

(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedule of Investments

December 31, 2014

		Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodities Fund
Description		Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (Europe)	$(312,320)	-0.43%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (U.S.)	(48,075)	-0.07%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	560,666	0.77%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	10,206	0.01%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	79,701	0.11%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	676,493	0.93%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	208,691	0.29%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Oceanic)	299,804	0.41%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	289,361	0.40%	—	0.00%	—	0.00%
	Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various precious metal futures contracts (U.S.)	(60,655)	-0.08%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	2,809	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	(89,038)	-0.12%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	33,439	0.08%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	(44,720)	-0.06%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	14,786	0.02%	—	0.00%	—	0.00%
	Various stock index futures contracts (Oceanic)	35,072	0.08%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	370,308	0.51%	—	0.00%	—	0.00%

	Total Long Futures Contracts	$2,026,528	2.85%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (Europe)	$251,789	0.35%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (U.S.)	50,963	0.07%	—	0.00%	—	0.00%
	Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	360,124	0.50%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	356,351	0.49%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	12,112	0.02%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	(14,958)	-0.02%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	(128)	0.00%	—	0.00%	—	0.00%
	Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various precious metal futures contracts (U.S.)	7,685	0.01%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	92,535	0.13%	—	0.00%	—	0.00%
	Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	78,930	0.11%	—	0.00%	—	0.00%
	Various stock index futures contracts (Africa)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	(24,501)	-0.03%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	(28,299)	-0.04%	—	0.00%	—	0.00%
	Various stock index futures contracts (Mexico)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	2,837	0.00%	—	0.00%	—	0.00%

	Total Short Futures Contracts	$1,145,440	1.59%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *
	Various currency forwards contracts (NA)	$43,238	0.06%	$—	0.00%	$—	0.00%

	Total Currency Forwards	$43,238	0.06%	$—	0.00%	$—	0.00%

	Total Open Trade Equity (Deficit)	$3,215,206	4.50%	$—	0.00%	$—	0.00%

OPTIONS PURCHASED *
	Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	288,413	0.40%	—	0.00%	—	0.00%

	Total Options Purchased	$288,413	0.40%	$—	0.00%	$—	0.00%

OPTIONS WRITTEN *
	Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	(253,018)	-0.35%	—	0.00%	—	0.00%

	Total Options Written	$(253,018)	-0.35%	$—	0.00%	$—	0.00%

SWAPS (1)
	Frontier XXXV Diversified select swap (U.S.)	$6,570,408	9.07%	—	0.00%	$—	0.00%
	Frontier XXXVII L/S select swap (U.S.)	—	0.00%	—	0.00%	3,633,060	21.86%

	Total Swaps	$6,570,408	9.07%	$—	0.00%	$3,633,060	21.86%

U.S. TREASURY SECURITIES (2)

FACE VALUE		Fair Value		Fair Value		Fair Value
$15,000,000	US Treasury Note 2.250% due 11/15/2024 (Cost $14,966,695)	$21,289,585	29.40%	$11,118,790	43.25%	$5,616,255	33.80%
$75,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	6,411,385	8.85%	3,348,438	13.02%	1,691,342	10.18%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	3,350,689	4.63%	1,749,945	6.81%	883,922	5.32%

		$31,051,659	42.88%	$16,217,173	63.08%	$8,191,519	49.30%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	US Treasury Note 2.250% due 11/15/2024 (2)	$16,640,343		$8,690,657		$4,389,772
	US Treasury Note 6.000% due 02/15/2026 (2)	4,437,425		2,317,508		1,170,606
	US Treasury Note 6.875% due 08/15/2025 (2)	3,328,068		1,738,131		877,954

		$24,405,836		$12,746,296		$6,438,332

Additional Disclosure on U.S. Treasury Securities		Cost		Cost		Cost
	US Treasury Note 2.250% due 11/15/2024 (2)	$22,093,766		$11,538,785		$5,828,400
	US Treasury Note 6.000% due 02/15/2026 (2)	6,283,975		3,281,896		1,657,731
	US Treasury Note 6.875% due 08/15/2025 (2)	3,320,679		1,734,272		876,005

		$31,698,420		$16,554,953		$8,362,136

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedule of Investments

December 31, 2014

		Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
Description		Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (Europe)	$(3,493,625)	-3.22%	$—	0.00%
	Various base metals futures contracts (U.S.)	(13,775)	-0.01%	—	0.00%
	Various currency futures contracts (U.S.)	(254,409)	-0.23%	—	0.00%
	Various energy futures contracts (Europe)	(12,920)	-0.01%	—	0.00%
	Various energy futures contracts (Far East)	(2,738)	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	(1,406,837)	-1.30%	—	0.00%
	Various interest rates futures contracts (Canada)	84,291	0.08%	—	0.00%
	Various interest rates futures contracts (Europe)	1,312,057	1.21%	—	0.00%
	Various interest rates futures contracts (Far East)	217,701	0.20%	—	0.00%
	Various interest rates futures contracts (Oceanic)	164,422	0.15%	—	0.00%
	Various interest rates futures contracts (U.S.)	298,985	0.28%	—	0.00%
	Various precious metal futures contracts (Far East)	6,195	0.01%	—	0.00%
	Various precious metal futures contracts (U.S.)	(57,380)	-0.05%	—	0.00%
	Various soft futures contracts (Canada)	(1,360)	0.00%	—	0.00%
	Various soft futures contracts (Europe)	8,013	0.01%	—	0.00%
	Various soft futures contracts (Oceanic)	(864)	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	(208,634)	-0.19%	—	0.00%
	Various stock index futures contracts (Canada)	17,918	0.02%	—	0.00%
	Various stock index futures contracts (Europe)	231,293	0.21%	—	0.00%
	Various stock index futures contracts (Far East)	(6,494)	-0.01%	—	0.00%
	Various stock index futures contracts (Oceanic)	(1,389)	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	337,695	0.31%	—	0.00%

	Total Long Futures Contracts	$(2,781,855)	-2.54%	$—	0.00%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (Europe)	$3,165,035	2.92%	$—	0.00%
	Various base metals futures contracts (U.S.)	19,963	0.02%	—	0.00%
	Various currency futures contracts (Far East)	(3,383)	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	462,616	0.43%	—	0.00%
	Various energy futures contracts (Europe)	49,517	0.05%	—	0.00%
	Various energy futures contracts (Far East)	5,389	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	2,602,685	2.40%	—	0.00%

	Various interest rates futures contracts (Canada)	11	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	(261,457)	-0.24%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
	Various interest rates futures contracts (Oceanic)	(1,673)	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	(20,699)	-0.02%	—	0.00%
	Various precious metal futures contracts (Far East)	(1,052)	0.00%	—	0.00%
	Various precious metal futures contracts (U.S.)	112,155	0.10%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	19,813	0.02%	—	0.00%
	Various soft futures contracts (Far East)	(4,709)	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	438,427	0.40%	—	0.00%
	Various stock index futures contracts (Africa)	(4,181)	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	(13,338)	-0.01%	—	0.00%
	Various stock index futures contracts (Far East)	129	0.00%	—	0.00%
	Various stock index futures contracts (Mexico)	(4,380)	0.00%	—	0.00%
	Various stock index futures contracts (Oceanic)	(9,866)	-0.01%	—	0.00%
	Various stock index futures contracts (U.S.)	(51,856)	-0.05%	—	0.00%

	Total Short Futures Contracts	$6,499,146	6.01%	$—	0.00%

CURRENCY FORWARDS *
	Various currency forwards contracts (NA)	$(419,742)	-0.39%	$—	0.00%

	Total Currency Forwards	$(419,742)	-0.39%	$—	0.00%

	Total Open Trade Equity (Deficit)	$3,297,549	3.08%	$—	0.00%

OPTIONS PURCHASED *
	Frontier XXXIV Balanced Select Swap (U.S.)	$18,246,954	16.82%	$—	0.00%

	Total Swaps	$18,246,954	16.82%	$—	0.00%

U.S. TREASURY SECURITIES (2)

FACE VALUE		Value		Value
$15,000,000	US Treasury Note 2.250% due 11/15/2024 (Cost $14,966,695)	$28,539,451	26.31%	$4,440,708	29.08%
$75,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	8,594,691	7.92%	1,337,325	8.76%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	4,491,718	4.14%	698,906	4.58%

		$41,625,860	38.37%	$6,476,939	42.42%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 2.250% due 11/15/2024 (2)	$22,306,974		$3,470,942
	US Treasury Note 6.000% due 02/15/2026 (2)	5,948,526		925,584
	US Treasury Note 6.875% due 08/15/2025 (2)	4,461,395		694,188

		$32,716,895		$5,090,714

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 2.250% due 11/15/2024 (2)	$29,617,482		$4,608,448
	US Treasury Note 6.000% due 02/15/2026 (2)	8,423,893		1,310,749
	US Treasury Note 6.875% due 08/15/2025 (2)	4,451,489		692,647

		$42,492,864		$6,611,844

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedule of Investments

December 31, 2014

		Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
Description		Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
	Swaps (1)
	Brevan Howard Total Return Swap	$—	0.00%	$7,540,465	45.52%

	Total Swaps	$—	0.00%	$7,540,465	45.52%

U.S. TREASURY SECURITIES (2)

FACE VALUE		Fair Value		Fair Value
$15,000,000	US Treasury Note 2.250% due 11/15/2024 (Cost $14,966,695)	$20,290,169	50.66%	$4,659,730	28.13%
$75,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	6,110,410	15.26%	1,403,284	8.47%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	3,193,395	7.97%	733,378	4.43%

		$29,593,974	73.89%	$6,796,392	41.03%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 2.250% due 11/15/2024 (2)	$15,859,181		$3,642,134
	US Treasury Note 6.000% due 02/15/2026 (2)	4,229,115		971,236
	US Treasury Note 6.875% due 08/15/2025 (2)	3,171,836		728,427

		$23,260,132		$5,341,797

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 2.250% due 11/15/2024 (2)	$21,056,599		$4,835,746
	US Treasury Note 6.000% due 02/15/2026 (2)	5,988,981		1,375,397
	US Treasury Note 6.875% due 08/15/2025 (2)	3,164,794		726,809

		$30,210,374		$6,937,952

(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Operations

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
	3/31/2015	3/31/2014	3/31/2015	3/31/2014	3/31/2015	3/31/2014

Investment income:
Interest - net	$169,258	$164,878	$71,164	$95,272	$47,058	$69,247

Total Income	169,258	164,878	71,164	95,272	47,058	69,247

Expenses:
Incentive Fees	1,634,242	432,084	535,302	13,712	239,217	—
Management Fees	246,304	276,556	178,660	277,080	123,036	286,630
Service Fees - Class 1	121,918	148,411	65,178	104,283	31,900	38,564
Trading Fees	370,802	342,565	153,633	175,915	68,928	81,977

Total Expenses	2,373,266	1,199,616	932,773	570,990	463,081	407,171

Investment (loss) - net	(2,204,008)	(1,034,738)	(861,609)	(475,718)	(416,023)	(337,924)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	8,401,169	325,864	—	—	—	(2,436,495)
Net change in open trade equity/(deficit)	(127,891)	(83,337)	—	—	—	(805,786)
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—
Net unrealized gain/(loss) on swap contracts	2,988,716	(579,402)	—	—	668,912	(424,783)
Net realized gain/(loss) on U.S. Treasury securities	—	(110,584)	—	(62,525)	—	(48,820)
Net unrealized gain/(loss) on U.S. Treasury securities	684,086	1,348,616	344,244	776,321	128,767	581,928
Trading commissions	(184,318)	(6,385)	—	—	—	(407,275)
Change in fair value of investments in unconsolidated trading companies	3,472,709	(2,479,300)	3,095,759	(1,853,437)	1,934,525	(545,646)

Net gain/(loss) on investments	15,234,471	(1,584,528)	3,440,003	(1,139,641)	2,732,204	(4,086,877)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	13,030,463	(2,619,266)	2,578,394	(1,615,359)	2,316,181	(4,424,801)

Less: Operations attributable to non-controlling interests	3,313,397	325,371	—	—	—	(1,906,446)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$9,717,066	$(2,944,637)	$2,578,394	$(1,615,359)	$2,316,181	$(2,518,355)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$18.57	$(4.33)	$11.77	$(4.53)	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$19.58	$(10.31)
Class 2	$21.09	$(4.30)	$13.59	$(4.50)	$27.90	$(13.78)
Class 2a	N/A	N/A	N/A	N/A	$22.14	$(10.78)
Class 3	$19.54	$(1.29)	$12.67	$(4.11)	$27.72	$(13.79)
Class 3a	N/A	N/A	N/A	N/A	$22.32	$(10.73)

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Statements of Operations

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	3/31/2015	3/31/2014	3/31/2015	3/31/2014

Investment income:
Interest - net	$7,190	$8,530	$—	$—

Total Income/(loss)	7,190	8,530	—	—

Expenses:
Incentive Fees	1,486,957	551,286	158,971	—
Management Fees	259,595	290,385	80,072	138,438
Service Fees - Class 1	562,801	549,448	106,901	105,588
Trading Fees	195,344	187,399	29,893	29,402

Total Expenses	2,504,697	1,578,518	375,837	273,428

Investment (loss) - net	(2,497,507)	(1,569,988)	(375,837)	(273,428)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	6,275,679	3,619,162	2,285,627	—
Net change in open trade equity/(deficit)	(1,365,815)	(2,159,164)	(704,083)	—
Net realized gain/(loss) on swap contracts	—	—	—	—
Net unrealized gain/(loss) on swap contracts	5,226,678	(1,485,685)	—	—
Net realized gain/(loss) on U.S. Treasury securities	—	(194,409)	—	(30,381)
Net unrealized gain/(loss) on U.S. Treasury securities	737,851	2,447,648	159,412	357,469
Trading commissions	(141,905)	(287,160)	(32,172)	—
Change in fair value of investments in unconsolidated trading companies	5,522,449	(4,082,223)	1,032,449	(1,097,426)

Net gain/(loss) on investments	16,254,937	(2,141,831)	2,741,233	(770,338)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	13,757,430	(3,711,819)	2,365,396	(1,043,766)

Less: Operations attributable to non-controlling interests	830,142	453,538	682,333	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$12,927,288	$(4,165,357)	$1,683,063	$(1,043,766)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$17.26	$(4.30)	$10.55	$(4.85)
Class 1AP	$18.60	N/A	$11.49	N/A
Class 2	$25.01	$(4.68)	$15.25	$(5.59)
Class 2a	$21.74	$(3.63)	N/A	N/A
Class 3a	$21.67	$(3.61)	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Statements of Operations

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	3/31/2015	3/31/2014	3/31/2015	3/31/2014

Investment income:
Interest - net	$—	$41	$—	$—

Total Income	—	41	—	—

Expenses:
Incentive Fees	715,409	—	132,676	—
Management Fees	323,105	280,373	77,898	80,009
Service Fees - Class 1	205,337	182,964	77,017	72,725
Trading Fees	76,976	64,595	25,691	23,099

Total Expenses	1,320,827	527,932	313,282	175,833

Investment (loss) - net	(1,320,827)	(527,891)	(313,282)	(175,833)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—	—
Net change in open trade equity/(deficit)	—	—	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—
Net unrealized gain/(loss) on swap contracts	—	—	2,059,865	(1,208,563)
Net realized gain/(loss) on U.S. Treasury securities	—	(83,129)	—	(24,819)
Net unrealized gain/(loss) on U.S. Treasury securities	553,885	972,190	126,818	300,004
Trading commissions	—	—	—	—
Change in fair value of investments in unconsolidated trading companies	4,443,233	(992,259)	861,401	(303,201)

Net gain/(loss) on investments	4,997,118	(103,198)	3,048,084	(1,236,579)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	3,676,291	(631,089)	2,734,802	(1,412,412)

Less: Operations attributable to non-controlling interests	—	—	967,115	(537,994)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$3,676,291	$(631,089)	$1,767,687	$(874,418)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$15.95	$(2.66)	$17.59	$(6.64)
Class 1AP	$17.59	N/A	$18.93	N/A
Class 2	$22.33	$(2.05)	$25.33	$(7.80)

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2015

(Unaudited)

	Equinox Frontier Diversified Fund							Equinox Frontier Masters Fund
	Class 1	Class 2	Class 2	Class 3	Class 3			Class 1	Class 2	Class 2	Class 3	Class 3
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total

Owners’ Capital, December 31, 2014	$19,195,036	$2,516,879	$32,707,413	$31,632	$5,556,649	$12,417,767	$72,425,376	$11,850,911	$723,207	$8,145,536	$32,741	$4,955,459	$—	$25,707,854

Sale of Units	487,852	—	759,658	—	1,813,483	—	3,060,993	197,260	—	5,000	—	663,443	—	865,703
Redemption of Units	(2,417,127)	—	(5,722,101)	—	(597,357)	—	(8,736,585)	(950,034)	—	(247,295)	—	(1,228,567)	—	(2,425,896)
Change in control of ownership - Trading Companies	—	—	—	—	—	(4,686,248)	(4,686,248)	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	3,313,397	3,313,397	—	—	—	—	—	—	—
Payment made by the Managing Owner	47,134		82,416		14,799		144,349	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’ Capital resulting from operations	2,955,124	425,746	5,285,982	5,374	1,044,840	—	9,717,066	1,161,295	76,466	845,640	3,484	491,509	—	2,578,394

Owners’ Capital, March 31, 2015	$20,268,019	$2,942,625	$33,113,368	$37,006	$7,832,414	$11,044,916	$75,238,348	$12,259,432	$799,673	$8,748,881	$36,225	$4,881,844	$—	$26,726,055

Owners’ Capital - Units, December 31, 2014	169,725	14,576	267,958	275	48,308			101,632	5,627	63,376	275	41,622

Sale of Units	3,917	—	5,418	—	14,621			1,567	—	38	—	5,243
Redemption of Units	(19,695)	—	(40,590)	—	(4,724)			(7,705)	—	(1,852)	—	(9,805)

Owners’ Capital - Units, March 31, 2015	153,947	14,576	232,786	275	58,205			95,494	5,627	61,562	275	37,060

			(1)		(1)					(1)		(1)
Net asset value per unit at December 31, 2014	$113.09		$124.67		$115.03			$116.61		$128.53		$119.06

Change in net asset value per unit for the three months ended March 31, 2015	18.57		21.09		19.54			11.77		13.59		12.67

Net asset value per unit at March 31, 2015	$131.66		$145.76		$134.57			$128.38		$142.12		$131.73

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2015

(Unaudited)

	Equinox Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 1a	Class 2a		Class 3a
	Managing Owner	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total

Owners’ Capital, December 31, 2014	$426,377	$820,104	$7,233,099	$5,776,906	$247,434	$1,455,117	$12,228	$645,654	$16,616,919

Sale of Units	—	—	—	—	—	5,000	—	41,303	46,303
Redemption of Units	—	(46,260)	(226,216)	(414,752)	—	(109,918)	—	(42,766)	(839,912)
Payment made by the Managing Owner		69,364	397,940	312,393		90,860		36,605	907,162
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	85,430	92,680	1,033,292	773,746	49,207	187,032	2,440	92,354	2,316,181

Owners’ Capital, March 31, 2015	$511,807	$935,888	$8,438,115	$6,448,293	$296,641	$1,628,091	$14,668	$773,150	$19,046,653

Owners’ Capital - Units, December 31, 2014	3,083	5,930	52,285	57,130	2,222	13,069	109	5,777

Sale of Units	—	—	—	—	—	40	—	316
Redemption of Units	—	(292)	(1,471)	(3,708)	—	(912)	—	(326)

Owners’ Capital - Units, March 31, 2015	3,083	5,638	50,814	53,422	2,222	12,197	109	5,767

		(1)				(1)		(1)

Net asset value per unit at December 31, 2014		$138.30	$138.34	$101.12		$111.35		$111.77

Change in net asset value per unit for the three months ended March 31, 2015		27.90	27.72	19.58		22.14		22.32

Net asset value per unit at March 31, 2015		$166.20	$166.06	$120.70		$133.49		$134.09

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Three Months Ended March 31, 2015

(Unaudited)

	Equinox Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2014	$72,098,275	$748,275	$1,425,355	$22,125,342	$189,344	$410,943	$2,528,303	$8,944,274	$108,470,111

Sale of Units	56,154	1,457	—	4,315	—	—	—	—	61,926
Redemption of Units	(3,119,131)	(11,615)	—	(196,584)	—	(60,850)	(47,479)	—	(3,435,659)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	(8,327,863)	(8,327,863)
Contributions	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—
Payment made by the Managing Owner	115,486	1,222		38,375		885	4,131		160,099
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	830,142	830,142
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	9,159,120	102,917	198,971	3,035,438	26,899	51,195	352,748	—	12,927,288

Owners’ Capital, March 31, 2015	$78,309,904	$842,256	$1,624,326	$25,006,886	$216,243	$402,173	$2,837,703	$1,446,553	$110,686,044

Owners’ Capital - Units, December 31, 2014	548,117	5,618	7,956	123,491	1,237	2,686	16,577

Sale of Units	398	10	—	23	—	—	—
Redemption of Units	(22,222)	(79)	—	(1,037)	—	(384)	(286)

Owners’ Capital - Units, March 31, 2015	526,293	5,549	7,956	122,477	1,237	2,302	16,291

				(1)		(1)
Net asset value per unit at December 31, 2014	$131.54	$133.20		$179.16		$153.02	$152.52

Change in net asset value per unit for the three months ending March 31, 2015	17.26	18.60		25.01		21.74	21.67

Net asset value per unit at March 31, 2015	$148.80	$151.80		$204.17		$174.76	$174.19

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Three Months Ending March 31, 2015

(Unaudited)

	Equinox Frontier Select Fund						Equinox Frontier Winton Fund						Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners		Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total

Owners’ Capital, December 31, 2014	$13,663,563	$47,785	$9,052	$1,549,078	$—	$15,269,478	$26,870,878	$38,042	$46,764	$13,095,549		$40,051,233	$9,761,819	$58,378	$75,621	$3,131,561	$3,539,498	$16,566,877

Sale of Units	4,734	930	—	—	—	5,664	45,490	—	—	—		45,490	10,456	1,288	—	—	—	11,744
Redemption of Units	(261,695)	—	—	(79,199)	—	(340,894)	(940,759)	—	—	—		(940,759)	(238,356)	—	—	(93,986)	—	(332,342)
Change in control of ownership - Trading Companies	—	—	—	—	6,674,834	6,674,834	—	—	—	—		—	—	—	—	—	(856)	(856)
Operations attributable to non-controlling interests	—	—	—	—	682,333	682,333	—	—	—	—		—	—	—	—	—	967,115	967,115
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	1,494,306	5,697	1,073	181,987	—	1,683,063	2,375,180	3,756	4,616	1,292,739		3,676,291	1,304,973	8,417	10,847	443,450	—	1,767,687

Owners’ Capital, March 31, 2015	$14,900,908	$54,412	$10,125	$1,651,866	$7,357,167	$23,974,478	$28,350,789	$41,798	$51,380	$14,388,288		$42,832,255	$10,838,892	$68,083	$86,468	$3,481,025	$4,505,757	$18,980,225

Owners’ Capital - Units, December 31, 2014	142,913	494	70	12,058			152,717	214	207	57,886			74,927	443	428	17,736

Sale of Units	47	9	—	—			249	—	—	—			75	9	—	—
Redemption of Units	(2,603)	—	—	(564)			(5,225)	—	—	—			(1,704)	—	—	(494)

Owners’ Capital - Units, March 31, 2015	140,357	503	70	11,494			147,741	214	207	57,886			73,298	452	428	17,242

				(1)							(1)					(1)
Net asset value per unit at December 31, 2014	$95.61	$96.82		$128.48			$175.95	$178.18		$226.23			$130.28	$131.93		$176.56

Change in net asset value per unit for the three months ended March 31, 2015	10.55	11.49		15.25			15.95	17.59		22.33			17.59	18.93		25.33

Net asset value per unit at March 31, 2015	$106.16	$108.31		$143.73			$191.90	$195.77		$248.56			$147.87	$150.86		$201.89

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
	3/31/2015	3/31/2014	3/31/2015	3/31/2014	3/31/2015	3/31/2014

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$13,030,463	$(2,619,266)	$2,578,394	$(1,615,359)	$2,316,181	$(4,424,801)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity/(deficit), at fair value	645,700	—	—	—	—	(217,385)
Net change in options purchased, at fair value	(36,590)	—	—	—	—	(1,769,922)
Net change in options written, at fair value	(145,851)	—	—	—	—	1,130,558
Net change in ownership allocation of U.S. Treasury securities	(178,938)	544,792	3,311,932	1,906,051	(699,172)	1,780,329
Net realized (gain) on swap contracts	—	—	—	—	—	—
Net unrealized (gain)/loss on swap contracts	(2,988,716)	579,402	—	—	(668,912)	424,783
Net unrealized (gain)/loss on U.S. Treasury securities	(684,086)	(1,348,616)	(344,244)	(776,321)	(128,767)	(581,928)
Net realized (gain)/loss on U.S. Treasury securities	—	110,584	—	62,525	—	48,820
(Purchases) sales of:
Sales of U.S. Treasury securities	—	9,588,033	—	5,408,075	—	4,227,410
Purchase of U.S. Treasury securities	(4,787,243)	—	(2,291,604)	—	(1,395,765)	—
Purchase of Swap contracts	—	—	—	—	(1,000,000)	—
Increase and/or decrease in:
Receivable from futures commission merchants	3,217,669	—	—	—	—	1,545,086
Change in control of ownership - trading companies	(4,686,248)	(325,371)	—	—	—	2,079,617
Investments in unconsolidated trading companies, at fair value	129,407	(906,402)	(3,013,677)	(491,687)	813,933	165,450
Prepaid service fees - Class 1	(5,050)	1,167	(1,732)	6,840	322	1,854
Interest receivable	267,335	365,202	160,364	230,960	66,333	170,111
Receivable from related parties	—	1,035	598	(14,714)	338	(22)
Other assets	249,997	—	—	—	—	—
Incentive fees payable to Managing Owner	(753,583)	(143,466)	(186,742)	13,712	80,556	—
Management fees payable to Managing Owner	1,797	(10,941)	2,966	(21,104)	(1,799)	(8,283)
Interest payable to Managing Owner	910	(2,745)	(773)	(1,982)	747	(2,848)
Trading fees payable to Managing Owner	10,676	(16,034)	932	(14,501)	1,010	(10,056)
Service fees payable to Managing Owner	(909)	(7,205)	3,951	(8,034)	516	(3,747)
Payables to related parties	1,135	—	—	—	—	—
Other liabilities	—	1,440	—	—	(1)	—

Net cash provided by (used in) operating activities	3,287,875	5,811,609	220,365	4,684,461	(614,480)	4,555,026

Cash Flows from Financing Activities:
Proceeds from sale of units	3,060,993	1,303,503	865,703	752,596	46,303	303,597
Payment for redemption of units	(8,736,585)	(7,763,286)	(2,425,896)	(5,960,619)	(839,912)	(5,208,551)
Payment made by the Managing Owner	144,349	—	—	—	907,163	—
Pending owner additions	280	12,002	239	(42)	—	—
Owner redemptions payable	150,010	(70,610)	37,184	45,129	(8,935)	(22,293)

Net cash provided by (used in) financing activities	(5,380,953)	(6,518,391)	(1,522,770)	(5,162,936)	104,619	(4,927,247)

Net increase (decrease) in cash and cash equivalents	(2,093,078)	(706,782)	(1,302,405)	(478,475)	(509,861)	(372,221)

Cash and cash equivalents, beginning of period	4,210,638	1,827,897	2,199,066	1,125,954	1,110,779	810,418

Cash and cash equivalents, end of period	$2,117,560	$1,121,115	$896,661	$647,479	$600,918	$438,197

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	3/31/2015	3/31/2014	3/31/2015	3/31/2014
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$13,757,430	$(3,711,819)	$2,365,396	$(1,043,766)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	3,028,571	1,550,802	(958,673)	—
Net change in options purchased, at fair value	—	(37,228)	—	—
Net change in options written, at fair value	—	(114,446)	—	—
Net change in ownership allocation of U.S. Treasury securities	(8,010,664)	125,990	3,949,649	326,279
Net unrealized (gain)/loss on swap contracts	(5,226,678)	1,485,685	—	—
Net realized (gain)/loss on swap contracts	—	—	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	(737,851)	(2,447,648)	(159,412)	(357,469)
Net realized (gain)/loss on U.S. Treasury securities	—	194,409	—	30,381
(Purchases) sales of:
Sales of U.S. Treasury securities	—	17,026,142	—	2,630,713
Purchases of U.S. Treasury securities	(6,360,723)	—	(911,929)
Increase and/or decrease in:
Receivable from futures commission merchants	11,523,045	(1,894,177)	(14,715,637)	—
Change in control of ownership - trading companies	(8,327,863)	4,077,939	6,674,834	—
Investments in unconsolidated trading companies, at fair value	901,079	1,011,247	3,368,672	(300,837)
Prepaid service fees - Class 1	—	185	—	—
Interest receivable	315,275	652,079	78,965	100,069
Receivable from other series	—	—	—	—
Receivable from related parties	—	—	—	—
Other assets	250,000	465	—	—
Incentive fees payable to Managing Owner	(306,361)	(140,639)	(26,820)	—
Management fees payable to Managing Owner	(7,383)	(13,847)	1,127	(2,052)
Interest payable to Managing Owner	26,134	(29,295)	(5,884)	(5,039)
Trading fees payable to Managing Owner	5,207	(11,114)	733	(1,804)
Service fees payable to Managing Owner	9,510	(22,168)	3,196	(4,889)
Payables to related parties	2,462	2,934	97	161
Other liabilities	—	—	—	—

Net cash provided by (used in) operating activities	841,190	17,705,496	(335,686)	1,371,747

Cash Flows from Financing Activities:
Proceeds from sale of units	61,926	43,169	5,664	2,594
Payment for redemption of units	(3,435,656)	(10,919,584)	(340,894)	(1,542,977)
Payment made by the Managing Owner	160,098	—	—	—
Pending owner additions	2,872	(1,774)	387	(164)
Owner redemptions payable	(1,542)	(557,253)	(124)	(31,088)

Net cash provided by (used in) financing activities	(3,212,302)	(11,435,442)	(334,967)	(1,571,635)

Net increase (decrease) in cash and cash equivalents	(2,371,112)	6,270,054	(670,653)	(199,888)

Cash and cash equivalents, beginning of period	5,644,510	3,292,570	878,280	494,931

Cash and cash equivalents, end of period	$3,273,398	$9,562,624	$207,627	$295,043

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	3/31/2015	3/31/2014	3/31/2015	3/31/2014

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$3,676,291	$(631,089)	$2,734,802	$(1,412,412)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	—	—	—	—
Net change in ownership allocation of U.S. Treasury securities	1,797,790	(4,057,168)	524,232	(273,040)
Net unrealized (gain)/loss on swap contracts	—	—	(2,059,865)	1,208,563
Net realized (gain)/loss on swap contracts	—	—	—	—
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	(553,885)	(972,190)	(126,818)	(300,004)
Net realized (gain) loss on U.S. Treasury securities, at fair value	—	83,129	—	24,819
(Purchases) sale of:
Sales of U.S. Treasury Securities	—	7,256,341	—	2,160,943
Purchases of U.S. Treasury Securities	(4,444,636)		(1,004,975)
Increase and/or decrease in:
Change in control of ownership of trading companies	—	—	(856)	855
Investments in unconsolidated trading companies, at fair value	(1,493,014)	(577,839)	(180,521)	(95,628)
Interest receivable	267,277	242,710	62,111	82,302
Receivable from related parties	—	—	—	—
Other assets	—	—	—	—
Incentive fees payable to Managing Owner	(462,955)	(100,260)	(106,649)	(3,220)
Management fees payable to Managing Owner	314	(31,751)	(589)	(1,135)
Interest payable to Managing Owner	2,705	(6,143)	342	(4,261)
Trading fees payable to Managing Owner	907	(1,930)	677	(1,609)
Service fees payable to Managing Owner	501	(3,867)	2,178	(3,721)
Payables to related parties	4,220	3,282	286	1,170
Other liabilities	—	—	—	—

Net cash provided by (used in) operating activities	(1,204,485)	1,203,225	(155,645)	1,383,622

Cash Flows from Financing Activities:
Proceeds from sale of units	45,490	33,929	11,744	6,040
Payment for redemption of units	(940,759)	(1,550,061)	(332,342)	(1,535,404)
Pending owner additions	811	(330)	560	(883)
Owner redemptions payable	(21,902)	(40,167)	(18,735)	—

Net cash provided by (used in) financing activities	(916,360)	(1,556,629)	(338,773)	(1,530,247)

Net increase (decrease) in cash and cash equivalents	(2,120,845)	(353,404)	(494,418)	(146,625)

Cash and cash equivalents, beginning of period	4,012,974	1,325,731	921,598	424,001

Cash and cash equivalents, end of period	$1,892,129	$972,327	$427,180	$277,376

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

The Trust has seven (7) separate and distinct Series of Units issued and outstanding: Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund, and Equinox Frontier Heritage Fund (each a “Series” and collectively, the “Series”). The Trust, with respect to the Series, may issue additional Series of Units.

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

•

maintains each Series of Units in three to six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units.

The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund, and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1 and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents; and

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

As of March 31, 2015, the Trust, with respect to the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Equinox Frontier Balanced Fund and the Equinox Frontier Long/Short Commodity Fund separates Units into a maximum of six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of U.S. Treasury Securities Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

As of March 31, 2015, Equinox Frontier Winton Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies and one or more Trading Advisors may manage the assets invested in such Trading Companies.

The Trust has entered into agreements, which provide for the indemnification of futures clearing brokers, currency trading companies, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or bad faith.

On November 26, 2014, the Trust’s portfolio management team approved an allocation change in an Emil Van Essen trading program that was not fully implemented as intended. As a result, certain series who invested in Emil Van Essen were not allocated sufficient gains and certain other series who invested in Emil Van Essen suffered greater losses. In January 2015, the Managing Owner determined to make a payment to the affected investors within the Equinox Frontier Balanced Fund, Equinox Frontier Diversified Fund and Equinox Frontier Long/Short Commodity Fund, in the aggregate amount of $1,247,752 to reimburse the effect of the missed gain or higher loss on such investors in the series, and such amount was recorded in the Statements of Changes in Owners’ Capital as Payment Made by the Managing Owner.

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

As of March 31, 2015, the consolidated balance sheet of Equinox Frontier Balanced Fund included the assets and liabilities of its majority owned Trading Companies. These Trading Companies include Frontier Trading Company XIV, LLC, Frontier Trading Company XXIII, LLC, Frontier Trading Company XXIX, LLC and Frontier Trading Company XXXIV, LLC.

For the three months ended March 31, 2015, the consolidated income statement of Equinox Frontier Balanced Fund included the earnings of its majority owned Trading Companies listed above.

As of March 31, 2015, the consolidated balance sheet of Equinox Frontier Long/Short Commodity Fund included the assets and liabilities of its majority owned Trading Company, Frontier Trading Company XXXVII, LLC.

For the three months ended March 31, 2015, the consolidated income statement of Equinox Frontier Long/Short Commodity Fund included the earnings of its majority owned Trading Companies listed above

As of March 31, 2015, the consolidated balance sheet of Equinox Frontier Diversified Fund included the assets and liabilities of its majority owned Frontier Trading Company I, LLC and, Frontier Trading Company XXXV, LLC.

For the three months ended March 31, 2015, the consolidated income statement of Equinox Frontier Diversified Fund included the earnings of its majority owned Trading Companies listed above.

As of and for the three months ended March 31, 2015, the consolidated balance sheet and income statement of Equinox Frontier Heritage Fund included the assets, liabilities and earnings of its majority owned Trading Company, Frontier Trading Company XXXIX, LLC.

As of and for the three months ended March 31, 2015, the consolidated balance sheet and income statement of Equinox Frontier Select Fund included the assets, liabilities and earnings of its majority owned Trading Company, Frontier Trading Company XV, LLC except for the earnings from January 1, 2015 to January 2, 2015.

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

Interest Income—Aggregate interest income from all sources, including U.S. Treasuries and assets held at a futures commission merchant (“FCM”), of up to two percentage points of the aggregate percentage yield (annualized) of net asset value less any fair market value related to swaps, is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1, and Class 2 only), Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund and Equinox Frontier Balanced Fund (Class 1a, Class 2a and Class 3a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. All interest not paid to the Managing Owner is interest income to the Series, and shown net on the statement of operations.

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

Receivable From Futures Commission Merchants—The Series of the Trust deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM.

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

Allocation of Earnings—Each Series of the Trust may maintain between three or six classes of Units—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a). All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3 and Class 3a Units based on each Class’ respective owners’ capital balances as applicable to the classes maintained by the Series.

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

Service Fees—The Trust may maintain each Series of Units in three to six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value based upon daily reports from the counterparty. The Managing Owner values the investments based on the CTA’s estimated position information on a same-trading day basis. The Managing Owner reviews and approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts. The fair value is corroborated through the use of a third party pricing service (“pricing service”). The valuation requires significant estimates utilizing Level 3 inputs, corroborated by management through the use of a pricing service. The pricing service, utilizing proprietary model-intensive methodologies, selects and implements the pricing model appropriate for each swap valuation. The pricing service does not provide detail of the pricing model to management. The Managing Owner engages, via inquiry and review of methodology documentation, with the service provider to gain an understanding of the valuation model selected, the components of the model, both observable and unobservable, and quality control testing procedures in place. The pricing service’s methodology includes performance of tolerance testing on its valuation models to ensure consistency and reasonableness of the values derived. The tolerance testing includes valuing the components of the product separately, e.g. underlying asset, volatility, financing rates, and so forth. The tolerance testing is part of the initial valuation setup and the ongoing daily valuation process. The pricing service also has several layers of quality control including: engineering / reverse engineering process to understand each Swap and its subcomponent parts fully; comparative analysis against other valuations performed with similar composition and characteristics; review of output valuation against expectations based on observable price movements of underlying futures; and lastly, periodic review by a senior financial engineer to ensure the design and function of the model is stable and performs as expected.

The Managing Owner has chartered a valuation committee to provide oversight of the valuation process for the Series. The valuation committee meets at least monthly to discuss the valuation process and any valuation issues that may arise. The valuation committee is comprised of senior members of the Managing Owner’s management team with varying areas of expertise that add value to the committee. The valuation committee reports to both the Managing Owner’s Management Committee and the Trust’s Executive Committee. The committee further remains in communication with the Managing Owner’s Due Diligence Committee that provides ongoing counterparty risk monitoring of the swap counterparties. The committee’s designee monitors daily pricing provided by the swap counterparty and daily valuation provided by the third party pricing service. The valuation committee may request a price challenge if the daily valuation provided by the counterparty valuations differs significantly from the valuation obtained by the pricing service. The Managing Owner’s valuation committee monitors some additional input factors such as liquidity, volatility, and counterparty risk in order to further review the valuations provided by the pricing service.

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

The following table summarizes the instruments that comprise the Trust, with respect to the Series, financial asset portfolio, by Series, measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Equinox Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$6,410,903	$54,069	$—	$6,464,972
Open Trade Equity (Deficit)	2,569,506	—	—	2,569,506
Options Purchased	—	325,003	—	325,003
Options Written	—	(107,167)	—	(107,167)
Swap Contracts	—	—	9,559,124	9,559,124
U.S. Treasury Securities	36,701,926	—	—	36,701,926
Equinox Frontier Masters Fund
Investment in Unconsolidated Trading Companies	10,877,100	38,555	—	10,915,655
U.S. Treasury Securities	15,541,089	—	—	15,541,089
Equinox Frontier Long/Short Commodity Fund
Swap Contracts	—	—	5,301,972	5,301,972
Investment in Unconsolidated Trading Companies	2,974,731	26,190	—	3,000,921
U.S. Treasury Securities	10,415,223	—	—	10,415,223
Equinox Frontier Balanced Fund
Open Trade Equity (Deficit)	268,978	—	—	268,978
Swap Contracts	—	—	23,473,632	23,473,632
Investment in Unconsolidated Trading Companies	17,317,496	125,352	—	17,442,848
U.S. Treasury Securities	56,735,098	—	—	56,735,098
Equinox Frontier Select Fund				—
Open Trade Equity (Deficit)	958,673	—	—	958,673
Investment in Unconsolidated Trading Companies	227,712	—	4,505,757	4,733,469
U.S. Treasury Securities	3,598,631	—	—	3,598,631
Equinox Frontier Winton Fund
Investment in Unconsolidated Trading Companies	8,846,299	126,373	—	8,972,672
U.S. Treasury Securities	32,794,705	—	—	32,794,705
Equinox Frontier Heritage Fund
Swap Contracts	—	—	9,600,330	9,600,330
Investment in Unconsolidated Trading Companies	1,701,180	22,727	—	1,723,907
U.S. Treasury Securities	7,403,953	—	—	7,403,953

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Equinox Frontier Diversified Fund
Investments in Unconsolidated Trading Companies	$6,631,887	$(37,508)	$—	$6,594,379
Open Trade Equity (Deficit)	3,171,968	43,238	—	3,215,206
Options Purchased	—	288,413	—	288,413
Options Written	—	(253,018)	—	(253,018)
Swap Contracts	—	—	6,570,408	6,570,408
U.S. Treasury Securities	31,051,659	—	—	31,051,659
Equinox Frontier Masters Fund
Investments in Unconsolidated Trading Companies	7,942,166	(40,188)	—	7,901,978
U.S. Treasury Securities	16,217,173	—	—	16,217,173
Equinox Frontier Long/Short Commodity Fund
Investments in Unconsolidated Trading Companies	3,789,466	25,388	—	3,814,854
Swap Contracts	—	—	3,633,060	3,633,060
U.S. Treasury Securities	8,191,519	—	—	8,191,519
Equinox Frontier Balanced Fund
Open Trade Equity (Deficit)	3,717,291	(419,742)	—	3,297,549
Investments in Unconsolidated Trading Companies	18,354,685	(10,758)	—	18,343,927
Swap Contracts	—	—	18,246,954	18,246,954
U.S. Treasury Securities	41,625,860	—	—	41,625,860
Equinox Frontier Select Fund
Investments in Unconsolidated Trading Companies	4,591,569	(28,926)	3,539,498	8,102,141
U.S. Treasury Securities	6,476,939	—	—	6,476,939
Equinox Frontier Winton Fund
Investments in Unconsolidated Trading Companies	7,656,170	(176,512)	—	7,479,658
U.S. Treasury Securities	29,593,974		—	29,593,974
Equinox Frontier Heritage Fund
Investments in Unconsolidated Trading Companies	1,576,952	(33,566)	—	1,543,386
Swap Contracts	—	—	7,540,465	7,540,465
U.S. Treasury Securities	6,796,392	—		6,796,392

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the three months ended March 31, 2015 and year ended December 31, 2014, all identified Level 3 assets are components of the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund.

For the Three Months Ended March 31, 2015

Swaps:

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund
Balance of recurring Level 3 assets as of January 1, 2015	$6,570,408	$3,633,060	$18,246,954
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	2,988,716	668,912	5,226,678
Purchases of investments	—	1,000,000	—
Sales of investments	—	—
Change in ownership allocation of total return swaps	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of March 31, 2015	$9,559,124	$5,301,972	$23,473,632

Equinox Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2015	$7,540,465
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	2,059,865
Purchases of investments	—
Sales of investments	—
Change in ownership allocation of total return swaps	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of March 31, 2015	$9,600,330

Investments in Unconsolidated Trading Companies:

Equinox Frontier Select Fund

Balance of recurring Level 3 assets as of January 1, 2015	$3,539,498
Change in fair value of investments in unconsolidated trading companies	966,259
Proceeds from sales of investments of unconsolidated trading companies	—
Purchases of investments of unconsolidated trading companies	—
Change in ownership allocation	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of March 31, 2015	$4,505,757

For the Year Ended December 31, 2014

Swaps:

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund
Balance of recurring Level 3 assets as of January 1, 2014	$3,437,632	$2,456,546	$10,122,003
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	3,132,776	1,176,514	8,124,951
Purchases of investments	—	—	—
Sales of investments	—	—
Change in ownership allocation of total return swaps	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2014	$6,570,408	$3,633,060	$18,246,954

Equinox Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2014	$5,435,184
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	2,105,281
Purchases of investments	—
Sales of investments	—
Change in ownership allocation of total return swaps	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2014	$7,540,465

Investments in Unconsolidated Trading Companies:

Equinox Frontier Select Fund

Balance of recurring Level 3 assets as of January 1, 2014	$2,415,637
Change in fair value of investments in unconsolidated trading companies	1,123,861
Proceeds from sales of investments of unconsolidated trading companies	—
Purchases of investments of unconsolidated trading companies	—
Change in ownership allocation	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2014	$3,539,498

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended March 31, 2015 and year ended December 31, 2014, the Trust did not transfer any assets between Levels 1, 2 or 3.

The amounts reflected in the change in ownership allocation result from changes in ownership in the underlying Trading Companies at the Series level, which have resulted in changes in consolidation or de-consolidation by the Series. The ownership in the Trading Companies is accounted for under the equity method, which approximates fair value.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at March 31, 2015.

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund (3)	Equinox Frontier Heritage Fund

Swaps	$2,988,715	$668,912	$5,226,678	$2,059,865

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2014.

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund (3)	Equinox Frontier Heritage Fund

Swaps	$3,132,776	$1,176,514	$8,120,996	$2,105,281

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of March 31, 2015 and December 31, 2014, approximately 7.9% or $25,062,061 and 4.9% or $14,117,887, respectively, of the Trust’s assets were invested with over-the-counter counterparties in order to initiate and maintain Swaps and is recorded as Swap Contracts, at fair value on the Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

The Series had invested in the following Swaps as of and for the three months ended March 31, 2015:

	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$70,910,098	$38,500,000	$12,090,513	$17,663,283
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$9,600,000	$3,400,000	$3,880,000	$5,993,000
Swap Value	$13,873,632	$6,159,124	$1,421,972	$3,607,330
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Change in Unrealized Gain/(Loss)	$5,226,678	$2,988,715	$668,912	$2,059,865

Fair Value as of 12/31/2014	$23,473,632	$9,559,124	$5,301,972	$9,600,330

The Series have invested in the following Swaps as of and for the year ended December 31, 2014:

	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$67,610,098	$35,500,000	$13,590,513	$17,663,283
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$9,600,000	$3,400,000	$2,880,000	$5,993,000
Swap Value	$8,646,954	$3,170,408	$753,060	$1,547,465
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Change in Unrealized Gain/(Loss)	$8,120,996	$3,132,777	$1,176,514	$2,105,281

Fair Value as of 3/31/2015	$18,246,954	$6,570,408	$3,633,060	$7,540,465

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015		As of December 31, 2014
	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value
Series

Equinox Frontier Diversified Fund — Frontier Trading Companies II, VII, XXIII and XXXVIII	8.59%	$6,464,972	9.11%	$6,594,379

Equinox Frontier Masters Fund — Frontier Trading Companies I, II, VII, XV and XXXVIII	40.84%	$10,915,655	30.74%	$7,901,978

Equinox Frontier Long/Short Commodity Fund — Frontier Trading Company VII and XXXVIII	15.76%	$3,000,921	22.96%	$3,814,854

Equinox Frontier Balanced Fund — Frontier Trading Companies I, II, VII, XV and XXXVIII	15.76%	$17,442,848	16.92%	$18,343,927

Equinox Frontier Select Fund — Frontier Trading Companies XXXVIII and XXXIX	19.74%	$4,733,469	53.06%	$8,102,141

Equinox Frontier Winton Fund — Frontier Trading Company II and XXXVIII	20.95%	$8,972,672	18.68%	$7,479,658

Equinox Frontier Heritage Fund — Frontier Trading Companies II and XXXVIII	9.08%	$1,723,907	9.32%	$1,543,386

The following tables summarize each of the Series’ equity in earnings from unconsolidated Trading Companies for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Trading Company

Equinox Frontier Diversified Fund —
Frontier Trading Company I LLC	$—	$—	$—	$—	$(70,393)	$1,144,628	$(601,231)	$473,004
Frontier Trading Company II LLC	(4,083)	1,333,292	(127,311)	1,201,898	(4,751)	266,640	(284,827)	(22,938)
Frontier Trading Company XIV LLC	—	—	—	—				—
Frontier Trading Company VII, LLC	(82,381)	2,108,509	(1,223,126)	803,002	(152,103)	(617,460)	(238,109)	(1,007,672)
Frontier Trading Company XIV, LLC	—	—	—	—	(59,609)	(628,000)	64,707	(622,902)
Frontier Trading Company XV, LLC	—	—	—	—	(15,711)	659,867	(952,930)	(308,774)
Frontier Trading Company XXIII, LLC	(19,782)	872,609	(26,219)	826,608	(12,201)	283,424	95,506	366,729
Frontier Trading Company XXXVIII, LLC	(7,008)	875,067	(226,858)	641,201	(12,407)	(766,684)	(577,656)	(1,356,747)

Total	$(113,254)	$5,189,477	$(1,603,514)	$3,472,709	$(327,175)	$342,415	$(2,494,540)	$(2,479,300)

Equinox Frontier Masters Fund —
Frontier Trading Company I LLC	$(3,974)	$1,259,037	$(138,423)	$1,116,640	$(5,656)	$(356,517)	$490,064	$127,891
Frontier Trading Company II LLC	(2,329)	752,839	(71,107)	679,403	(3,710)	214,076	(241,479)	(31,113)
Frontier Trading Company XIV, LLC	—	—	—	—	(59,109)	(623,196)	(1,706)	(684,011)
Frontier Trading Company XV, LLC	(14,122)	1,127,983	(429,920)	683,941	(29,455)	680,449	(1,157,896)	(506,902)
Frontier Trading Company VII, LLC	(35,943)	3,411,269	(3,011,878)	363,448	—	—	—	—
Frontier Trading Company XXXVIII, LLC	(2,805)	298,322	(43,190)	252,327	(7,070)	(418,640)	(333,592)	(759,302)

Total	$(59,173)	$6,849,450	$(3,694,518)	$3,095,759	$(105,000)	$(503,828)	$(1,244,609)	$(1,853,437)

Equinox Frontier Long/Short Commodity Fund
Frontier Trading Companies VII, LLC	(84,768)	2,757,328	(928,844)	1,743,716	—	—	—	—
Frontier Trading Company XXXVIII, LLC	(1,968)	256,376	(63,599)	190,809	(4,943)	(293,160)	(247,543)	(545,646)

Total	$(86,736)	$3,013,704	$(992,443)	$1,934,525	$(4,943)	$(293,160)	$(247,543)	$(545,646)

Equniox Frontier Balanced Fund —
Frontier Trading Company I, LLC	$(89,859)	$2,048,945	$237,670	$2,196,756	$(2,356)	$224,161	$103,565	$325,370
Frontier Trading Company II LLC	(5,197)	1,686,860	(159,819)	1,521,844	(6,746)	422,192	(533,681)	(118,235)
Frontier Trading Company XIV LLC	—	—	—	—	(75,543)	(1,180,680)	610,861	(645,362)
Frontier Trading Company VII, LLC	(92,052)	2,316,304	(1,347,583)	876,669	(135,914)	(619,532)	(143,328)	(898,774)
Frontier Trading Company XV, LLC	107	275,900	(275,956)	51	(22,806)	867,989	(1,231,415)	(386,232)
Frontier Trading Company XXXVIII, LLC	(9,702)	1,220,917	(284,086)	927,129	(21,974)	(1,329,333)	(1,006,147)	(2,357,454)
Frontier Trading Company XXXIX, LLC	—	—	—	—	—	—	(1,536)	(1,536)

Total	$(196,703)	$7,548,926	$(1,829,774)	$5,522,449	$(265,339)	$(1,615,203)	$(2,201,681)	$(4,082,223)

Equniox Frontier Frontier Select Fund —
Frontier Trading Company XV, LLC	—	(195)	2,175	1,980	(29,250)	712,977	(899,389)	(215,662)
Frontier Trading Company XXXIX, LLC	—	—	967,125	967,125	—	—	(536,455)	(536,455)
Frontier Trading Company XXXVIII, LLC	780	56,689	7,435	63,344	(3,264)	(193,892)	(148,153)	(345,309)

Total	$780	$56,494	$976,735	$1,032,449	$(32,514)	$519,085	$(1,583,997)	$(1,097,426)

Equniox Frontier Winton Fund —
Frontier Trading Company II LLC	$(13,273)	$4,309,466	$(409,695)	$3,886,498	$(13,950)	$877,058	$(885,581)	$(22,473)
Frontier Trading Company XXXVIII, LLC	(5,886)	674,550	(111,929)	556,735	(9,539)	(564,895)	(395,351)	(969,785)

Total	$(19,159)	$4,984,016	$(521,624)	$4,443,233	$(23,489)	$312,163	$(1,280,932)	$(992,258)

Equniox Frontier Heritage Fund —
Frontier Trading Company II LLC	$(2,502)	$816,543	$(78,076)	$735,965	$(3,125)	$196,488	$(198,569)	$(5,206)
Frontier Trading Company XXXVIII, LLC	(1,325)	150,850	(24,089)	125,436	(2,805)	(167,218)	(127,972)	(297,995)

Total	$(3,827)	$967,393	$(102,165)	$861,401	$(5,930)	$29,270	$(326,541)	$(303,201)

The statements of financial condition as of March 31, 2015 and December 31, 2014 and the Condensed Statement of Income for the three months ended March 31, 2015 and 2014 for the unconsolidated Trading Companies are as follows:

Statements of Financial Condition - March 31, 2015	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XXXVIII LLC

Receivable from commission merchants	$14,613,881	$11,114,148	$3,492,655
Open trade equity/(deficit)	2,627,378	(3,570,879)	622,727
Interest receivable/(payable)	407	(128)	(138)

Total net asset value	$17,241,666	$7,543,141	$4,115,244

Members’ equity	$17,241,666	$7,543,141	$4,115,244

Statements of Financial Condition - December 31, 2014	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XXXVIII LLC

Receivable from commission merchants	$22,731,131	$10,851,264	$6,694,318	$2,944,692
Open trade equity/(deficit)	3,215,205	3,473,284	3,469,339	1,369,043
Options purchased (written)	35,396	—	76,655	—
Interest receivable/(payable)	(2,027)	421	(170)	(52)

Total net asset value	$25,979,705	$14,324,969	$10,240,142	$4,313,683

Members’ equity	$25,979,705	$14,324,969	$10,240,142	$4,313,683

Condensed Statement of Income - For the Three Months Ended March 31, 2015	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XXXVIII LLC

Interest income	$(992)	$438	$430
Net realized gain/(loss) on investments, less commissions	(8,874,767)	(11,505,782)	(3,512,349)
Change in open trade equity/(deficit)	849,059	6,507,341	755,355

Net income/(loss)	$(8,026,700)	$(4,998,003)	$(2,756,564)

Condensed Statement of Income - For the Three Months Ended March 31, 2014	Frontier Trading Company II LLC	Frontier Trading Company XV LLC	Frontier Trading Company XXXVIII LLC

Interest income	$(960)	$225	$1,419
Net realized gain/(loss) on investments, less commissions	(1,944,172)	(2,824,060)	3,795,824
Change in open trade equity/(deficit)	2,144,137	4,241,630	2,832,210

Net income/(loss)	$199,005	$1,417,795	$6,629,453

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the nominal assets of such Series, calculated on a daily basis. The total amount of assets of a series allocated to trading advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the trading advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the trading advisors and any reference programs, is referred to herein as the “nominal assets” of the series. The annual rate of the management fee is: 0.5% for the Equinox Frontier Balanced Fund Class 1, Class 2 and Class 3, 1.0% for the Equinox Frontier Balanced Fund Class 1a, Class 2a and Class 3a, 2.0% for the Equinox Frontier Winton Fund, Equinox Frontier Long/Short Commodity Fund Class 1a, Class 2a, and Class 3a and Equinox Frontier Masters Fund, 0.75% for Equinox Frontier Diversified Fund, 2.5% for the Equinox Frontier Heritage Fund and Equinox Frontier Select Fund, and 3.5% for the Equinox Frontier Long/Short Commodity Fund Class 1, Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the series by the Managing Owner. As of the date of this Form 10-K, the trading advisor for a series that has invested in a swap has not received any management fees directly from the series for such swap, and instead the relevant trading advisor receives compensation via the fees embedded in the swap.

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

The following table summarizes fees earned by the Managing Owner for the three months ended March 31, 2015 and 2014:

Three Months Ended March 31, 2015	Incentive Fee	Management Fee	Service Fee	Trading Fee

Equinox Frontier Diversified Fund	$1,634,242	$246,304	$121,918	$370,802
Equinox Frontier Masters Fund	535,302	178,660	65,178	153,633
Equinox Frontier Long/Short Commodity Fund	239,217	123,036	31,900	68,928
Equinox Frontier Balanced Fund	1,486,957	259,595	562,801	195,344
Equinox Frontier Select Fund	158,971	80,072	106,901	29,893
Equinox Frontier Winton Fund	715,409	323,105	205,337	76,976
Equinox Frontier Heritage Fund	132,676	77,898	77,017	25,691

Three Months Ended March 31, 2014	Incentive Fee	Management Fee	Service Fee	Trading Fee

Equinox Frontier Diversified Fund	$432,084	$276,556	$148,411	$342,565
Equinox Frontier Masters Fund	13,712	277,080	104,283	175,915
Equinox Frontier Long/Short Commodity Fund	—	286,630	38,564	81,977
Equinox Frontier Balanced Fund	551,286	290,385	549,448	187,399
Equinox Frontier Select Fund	—	138,438	105,588	29,402
Equinox Frontier Winton Fund	—	280,373	182,964	64,595
Equinox Frontier Heritage Fund	—	80,009	72,725	23,099

The following table summarizes amounts payable to the Managing Owner as of March 31, 2015 and December 31, 2014.

As of March 31, 2015
	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Equinox Frontier Diversified Fund	$1,634,242	$88,283	$17,078	$33,996	$143,660
Equinox Frontier Masters Fund	535,301	67,463	6,125	21,211	56,844
Equinox Frontier Long/Short Commodity Fund	239,216	43,562	4,460	11,078	25,446
Equinox Frontier Balanced Fund	1,486,957	93,825	111,110	176,661	71,244
Equinox Frontier Select Fund	158,971	28,962	7,379	35,716	10,852
Equinox Frontier Winton Fund	715,409	115,137	66,427	53,254	27,597
Equinox Frontier Heritage Fund	132,678	27,355	14,885	23,142	9,353

As of December 31, 2014
	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Equinox Frontier Diversified Fund	$2,387,825	$86,486	$16,168	$34,905	$132,984
Equinox Frontier Masters Fund	722,043	64,497	6,898	17,260	55,912
Equinox Frontier Long/Short Commodity Fund	158,660	45,361	3,713	10,562	24,436
Equinox Frontier Balanced Fund	1,793,318	101,208	84,976	167,151	66,037
Equinox Frontier Select Fund	185,791	27,835	13,263	32,520	10,119
Equinox Frontier Winton Fund	1,178,364	114,823	63,722	52,753	26,690
Equinox Frontier Heritage Fund	239,327	27,944	14,543	20,964	8,676

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

For the three months ended March 31, 2015, amounts paid or owed to the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $2,462 for the Equinox Frontier Balanced Fund, ($338) for the Equinox Frontier Long/Short Commodity Fund, $1,133 for the Equinox Frontier Diversified Fund, $97 for the Equinox Frontier Select Fund, $286 for the Equinox Frontier Heritage Fund, $4,220 for the Equinox Frontier Winton Fund and ($598) for the Equinox Frontier Masters Fund.

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

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three months ended March 31, 2015 and 2014:

	2015	2014	2015	2014
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Equinox Frontier Diversified Fund Class 1	$13,441	$18,329	0.07%	0.07%
Equinox Frontier Diversified Fund Class 2	24,311	22,729	0.08%	0.07%
Equinox Frontier Diversified Fund Class 3	4,562	161	0.13%	0.03%
Equinox Frontier Masters Fund Class 1	8,161	15,782	0.07%	0.08%
Equinox Frontier Masters Fund Class 2	6,281	7,629	0.08%	0.08%
Equinox Frontier Masters Fund Class 3	3,349	407	0.11%	0.08%
Equinox Frontier Long/Short Commodity Fund Class 2	895	1,996	0.07%	0.08%
Equinox Frontier Long/Short Commodity Fund Class 3	5,174	6,853	0.07%	0.08%
Equinox Frontier Long/Short Commodity Fund Class 1a	4,027	6,010	0.07%	0.08%
Equinox Frontier Long/Short Commodity Fund Class 2a	1,188	2,152	0.07%	0.08%
Equinox Frontier Long/Short Commodity Fund Class 3a	480	302	0.09%	0.08%
Equinox Frontier Balanced Fund Class 1	206,350	265,807	0.33%	0.36%
Equinox Frontier Balanced Fund Class 1AP	2,192	n/a	0.01%	n/a
Equinox Frontier Balanced Fund Class 2	69,007	87,195	0.34%	0.36%
Equinox Frontier Balanced Fund Class 2a	322	341	0.06%	0.07%
Equinox Frontier Balanced Fund Class 3a	1,475	1,584	0.07%	0.07%
Equinox Frontier Select Fund Class 1	24,071	50,021	0.19%	0.35%
Equinox Frontier Select Fund Class 1AP	85	n/a	0.00%	n/a
Equinox Frontier Select Fund Class 2	2,762	5,692	0.20%	0.35%
Equinox Frontier Winton Fund Class 1	122,407	112,028	0.53%	0.45%
Equinox Frontier Winton Fund Class 1AP	177	n/a	0.01%	n/a
Equinox Frontier Winton Fund Class 2	60,971	46,159	0.57%	0.45%
Equinox Frontier Heritage Fund Class 1	30,992	37,170	0.37%	0.38%
Equinox Frontier Heritage Fund Class 1AP	188	n/a	0.01%	n/a
Equinox Frontier Heritage Fund Class 2	10,169	10,045	0.38%	0.38%

Total	$603,037	$698,392

The Managing Owner, under an amended contract, paid to The Bornhoft Group Corporation, an affiliate of the Trust, an annual payment of $1,100,000 for the first year of the contract and $600,000 for the second year of the contract, and $300,000 for the third and final year for investment and advisor services and 0.1% annually thereafter of the trading level with the Equinox Frontier Balanced Fund in lieu of a monthly service fee. The Managing Owner paid $139,848 and $221,095, respectively under this agreement for the three months ended March 31, 2015 and 2014, respectively. These amounts have no impact on the Series’ financial statements. This contract will end April 30, 2015.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $305,000 and $230,000, respectively, for the three months ended March 31, 2015 and 2014, respectively. These amounts have no impact on the Series’ financial statements.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $316,272 and $208,417, respectively, for the three months ended March 31, 2015 and 2014. These amounts have no impact on the Series’ financial statements.

Equinox Group Distributors LLC, an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

7. Financial Highlights

The following information presents the financial highlights of the Trust, with respect to the Series, for the three months ended March 31, 2015 and 2014.

	Equinox Frontier Diversified Fund (5)			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2014	$113.09	$124.67	$115.03	$116.61	$128.53	$119.06	$138.30	$138.34	$101.12	$111.35	$111.77
Net operating results:
Interest income	0.34	0.37	0.34	0.34	0.37	0.34	0.40	0.40	0.29	0.33	0.33
Expenses	(5.23)	(4.95)	(4.58)	(4.79)	(4.54)	(4.21)	(3.70)	(3.71)	(3.29)	(2.98)	(2.99)
Net gain/(loss) on investments, net of non-controlling interests	23.46	25.67	23.78	16.22	17.76	16.54	31.20	31.03	22.58	24.79	24.98

Net income/(loss)	18.57	21.09	19.54	11.77	13.59	12.67	27.90	27.72	19.58	22.14	22.32

Net asset value, March 31, 2015	$131.66	$145.76	$134.57	$128.38	$142.12	$131.73	$166.20	$166.06	$120.70	$133.49	$134.09

Ratios to average net assets (3)
Net investment income/(loss)	-8.00%	-5.53%	-5.53%	-8.34%	-6.12%	-6.12%	-4.59%	-4.59%	-6.69%	-4.59%	-4.41%
Expenses before incentive fees (4)	6.48%	4.01%	4.01%	7.40%	5.17%	5.17%	4.32%	4.32%	6.42%	4.32%	4.09%
Expenses after incentive fees (4)	9.10%	6.63%	6.63%	9.45%	7.23%	7.23%	5.65%	5.65%	7.75%	5.65%	5.47%
Total return before incentive fees (2)	19.04%	19.53%	19.60%	12.15%	12.63%	12.70%	21.50%	21.36%	20.69%	21.21%	21.35%
Total return after incentive fees (2)	16.42%	16.92%	16.99%	10.09%	10.57%	10.64%	20.17%	20.04%	19.36%	19.88%	19.97%

	Equinox Frontier Balanced Fund (6)					Equinox Frontier Select Fund (6)
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2014	$131.54	$133.20	$179.16	$153.02	$152.52	$95.61	$96.82	$128.48
Net operating results:
Interest income	0.01	0.01	0.01	0.01	0.01	0.00	0.00	0.00
Expenses	(3.68)	(2.67)	(3.59)	(3.07)	(3.06)	(2.46)	(1.73)	(2.29)
Net gain/(loss) on investments, net of non-controlling interests	20.93	21.26	28.59	24.80	24.72	13.01	13.22	17.54

Net income/(loss)	17.26	18.60	25.01	21.74	21.67	10.55	11.49	15.25

Net asset value, March 31, 2015	$148.80	$151.80	$204.17	$174.76	$174.19	$106.16	$108.31	$143.73

Ratios to average net assets (3)
Net investment income/(loss)	-6.17%	-3.14%	-3.14%	-3.14%	-3.14%	-6.75%	-3.75%	-3.75%
Expenses before incentive fees (4)	4.78%	1.76%	1.76%	1.76%	1.76%	5.77%	2.76%	2.76%
Expenses after incentive fees (4)	6.19%	3.17%	3.17%	3.17%	3.17%	6.75%	3.75%	3.75%
Total return before incentive fees (2)	14.54%	15.38%	15.38%	15.62%	15.62%	12.02%	12.85%	12.85%
Total return after incentive fees (2)	13.12%	13.96%	13.96%	14.21%	14.21%	11.03%	11.87%	11.87%

	Equinox Frontier Winton Fund (6)			Equinox Frontier Heritage Fund (6)
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2014	$175.95	$178.18	$226.23	$130.28	$131.93	$176.56
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(6.31)	(5.03)	(6.38)	(3.44)	(2.43)	(3.26)
Net gain/(loss) on investments, net of non-controlling interests	22.26	22.62	28.71	21.03	21.36	28.59

Net income/(loss)	15.95	17.59	22.33	17.59	18.93	25.33

Net asset value, March 31, 2015	$191.90	$195.77	$248.56	$147.87	$150.86	$201.89

Ratios to average net assets (3)
Net investment income/(loss)	-8.63%	-5.63%	-5.63%	-7.00%	-3.99%	-3.99%
Expenses before incentive fees (4)	6.91%	3.90%	3.90%	6.05%	3.03%	3.03%
Expenses after incentive fees (4)	8.63%	5.63%	5.63%	7.00%	3.99%	3.99%
Total return before incentive fees (2)	10.79%	11.59%	11.59%	14.46%	15.31%	15.30%
Total return after incentive fees (2)	9.07%	9.87%	9.87%	13.50%	14.35%	14.35%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

	Equinox Frontier Diversified Fund (5)			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2013	$87.10	$94.35	$84.21	$91.83	$99.46	$91.91	$125.26	$125.30	$92.73	$100.34	$100.47
Net operating results:
Interest income	0.23	0.25	0.23	0.28	0.30	0.28	0.38	0.38	0.28	0.30	0.30
Expenses	(1.97)	(1.62)	(1.50)	(1.82)	(1.47)	(1.36)	(2.03)	(2.02)	(1.94)	(1.62)	(1.61)
Net gain/(loss) on investments, net of non-controlling interests	(2.59)	(2.93)	(0.02)	(2.99)	(3.34)	(3.03)	(12.13)	(12.15)	(8.65)	(9.46)	(9.42)

Net income/(loss)	(4.33)	(4.30)	(1.29)	(4.53)	(4.50)	(4.11)	(13.78)	(13.79)	(10.31)	(10.78)	(10.73)

Net asset value, March 31, 2014	$82.77	$90.05	$82.92	$87.30	$94.96	$87.80	$111.48	$111.51	$82.42	$89.56	$89.74

Ratios to average net assets (3)
Net investment income/(loss)	-6.17%	-3.86%	-3.86%	-6.99%	-4.87%	-4.87%	-5.64%	-5.64%	-7.73%	-5.64%	-5.64%
Expenses before incentive fees (4)	6.57%	4.26%	10.95%	8.23%	6.11%	6.11%	6.94%	6.94%	9.03%	6.94%	6.94%
Expenses after incentive fees (4)	7.30%	4.99%	11.68%	8.28%	6.15%	6.11%	6.94%	6.94%	9.03%	6.94%	6.94%
Total return before incentive fees (2)	-4.24%	-3.82%	-0.80%	-4.89%	-4.48%	-4.43%	-11.00%	-11.01%	-11.12%	-10.74%	-10.68%
Total return after incentive fees (2)	-4.97%	-4.56%	-1.53%	-4.93%	-4.52%	-4.47%	-11.00%	-11.01%	-11.12%	-10.74%	-10.68%

	Equinox Frontier Balanced Fund				Equinox Frontier Select Fund
	Class 1	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2013	$106.29	$140.49	$118.80	$118.41	$79.86	$104.14
Net operating results:
Interest income	0.01	0.00	0.37	0.37	0.00	0.00
Expenses	(1.81)	(1.39)	(1.17)	(1.17)	(1.36)	(1.05)
Net gain/(loss) on investments, net of non-controlling interests	(2.49)	(3.29)	(2.83)	(2.81)	(3.49)	(4.54)

Net income/(loss)	(4.30)	(4.68)	(3.63)	(3.61)	(4.85)	(5.59)

Net asset value, March 31, 2014	$101.99	$135.81	$115.17	$114.80	$75.01	$98.55

Ratios to average net assets (3)
Net investment income/(loss)	-5.42%	-2.42%	-1.17%	-1.17%	-7.28%	-4.28%
Expenses before incentive fees (4)	4.91%	1.91%	1.91%	1.91%	7.28%	4.28%
Expenses after incentive fees (4)	5.46%	2.46%	2.46%	2.46%	7.28%	4.28%
Total return before incentive fees (2)	-3.50%	-2.79%	-2.51%	-2.50%	-6.07%	-5.37%
Total return after incentive fees (2)	-4.05%	-3.33%	-3.06%	-3.05%	-6.07%	-5.37%

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2013	$139.59	$174.17	$102.05	$134.21
Net operating results:
Interest income	0.00	0.00	0.00	0.00
Expenses	(2.35)	(1.68)	(1.52)	(1.05)
Net gain/(loss) on investments, net of non-controlling interests	(0.31)	(0.37)	(5.12)	(6.75)

Net income/(loss)	(2.66)	(2.05)	(6.64)	(7.80)

Net asset value, March 31, 2014	$136.93	$172.12	$95.41	$126.41

Ratios to average net assets (3)
Net investment income/(loss)	-7.01%	-4.01%	-6.35%	-3.35%
Expenses before incentive fees (4)	7.01%	4.01%	6.35%	3.35%
Expenses after incentive fees (4)	7.01%	4.01%	6.35%	3.35%
Total return before incentive fees (2)	-1.91%	-1.18%	-6.51%	-5.81%
Total return after incentive fees (2)	-1.91%	-1.18%	-6.51%	-5.81%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of March 31, 2015 and December 31, 2014 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Three Months Ended March 31, 2015

Monthly average contracts:

	Bought	Sold

Equinox Frontier Balanced Fund	1,797	1,774
Equinox Frontier Diversified Fund	2,769	2,726
Equinox Frontier Select Fund	546	584

For the Three Months Ended March 31, 2014

Monthly average contracts:

	Bought	Sold

Equinox Frontier Long/Short Commodity Fund	3,519	3,829
Equinox Frontier Balanced Fund	4,255	4,213
Equinox Frontier Masters Fund	79	113

The following tables summarize the trading revenues for the three months ended March 31, 2015 and 2014 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended March 31, 2015

Type of contract	Equinox Frontier Select Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund

Metals	$(545,578)	$(373,850)	$(480,274)
Currencies	333,693	1,690,865	1,300,174
Energies	693,912	566,049	673,969
Agriculturals	(27,708)	40,555	43,268
Interest rates	1,052,987	2,082,162	4,697,960
Stock indices	778,321	2,269,898	2,166,072

Realized trading income/(loss)(1)	$2,285,627	$6,275,679	$8,401,169

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2015

Type of contract	Equinox Frontier Select Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund

Metals	$406,842	$84,744	$169,599
Currencies	72,173	(201,541)	(702,482)
Energies	(660,346)	(545,488)	(310,222)
Agriculturals	78,938	(104,841)	294,460
Interest rates	(436,930)	(247,430)	(313,845)
Stock indices	(164,760)	(351,259)	734,599

Change in unrealized trading income/(loss)(1)	$(704,083)	$(1,365,815)	$(127,891)

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

Certain financial instruments and derivative instruments are eligible for offset in the statements of financial condition under GAAP. The Series’ open trade equity/(deficit), options written, and receivables from FCMs are subject to master netting arrangements and collateral arrangements and meet the GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Series’ policy is to recognize amounts subject to master netting arrangements on a net basis on the statements of financial condition.

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of March 31, 2015 and December 31, 2014.

As of March 31, 2015	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$895,618	$(626,640)	$268,978
Swap Contracts	23,473,632	—	23,473,632

Equinox Frontier Diversified Fund
Open Trade Equity/(Deficit)	$2,761,393	$(191,887)	$2,569,506
Options Purchased	325,003	—	325,003
Options Written	—	(107,167)	(107,167)
Swap Contracts	$9,559,124	$—	$9,559,124

Equinox Frontier Long/Short Commodity Fund
Swap Contracts	$5,301,972	$—	$5,301,972

Equinox Frontier Heritage Fund
Swap Contracts	$9,600,330	$—	$9,600,330

Equinox Frontier Select Fund
Open Trade Equity/(Deficit)	$3,215,206	$—	$958,673

As of December 31, 2014	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$4,281,391	$(983,842)	$3,297,549
Swap Contracts	18,246,954	—	18,246,954

Equinox Frontier Diversified Fund
Open Trade Equity/(Deficit)	$3,215,206	$—	$3,215,206
Options Purchased	288,413	—	288,413
Options Written	—	(253,018)	(253,018)
Swap Contracts	6,570,408	—	6,570,408

Equinox Frontier Long/Short Commodity Fund
Swap Contracts	$3,633,060	$—	$3,633,060

Equinox Frontier Heritage Fund
Swap Contracts	$7,540,465	$—	$7,540,465

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

11. Subsequent Events

Effective as of May 1, 2015, Mr. Richard E. Bornhoft no longer serves on the Executive Committee of the Managing Owner. As of May 1, 2015, the members of the Executive Committee are David DeMuth and Robert J. Enck.

Equinox Frontier Funds

Consolidated Statements of Financial Condition

March 31, 2015 (Unaudited) and December 31, 2014

	3/31/15	12/31/14

ASSETS

Cash and cash equivalents	$9,415,473	$18,977,844
U.S. Treasury securities, at fair value	163,190,625	139,953,516
Receivable from futures commission merchants	74,616,685	65,911,348
Open trade equity, at fair value	3,400,773	14,824,422
Options purchased, at fair value	15,494,973	9,075,883
Swap contracts, at fair value	47,935,058	35,990,887
Prepaid service fees	22,502	16,042
Interest receivable	933,358	2,151,018
Receivables from related parties	4,726	5,661
Other assets	10	500,010

Total Assets	$315,014,183	$287,406,631

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$—	$—
Written options, at fair value	15,201,527	8,963,838
Pending owner additions	47,103	41,954
Owner redemptions payable	295,022	159,066
Incentive fees payable to Managing Owner	4,902,774	6,665,328
Management fees payable to Managing Owner	464,587	468,154
Interest payable to Managing Owner	227,324	203,086
Trading fees payable to Managing Owner	344,996	324,854
Service fees payable to Managing Owner	355,058	336,115
Payables to related parties	46,127	37,927
Other liabilities	—	—

Total Liabilities	21,884,518	17,200,322

CAPITAL
Managing Owner Units	6,627,187	5,736,634
Limited Owner Units	286,502,478	264,469,675

Total Capital	293,129,665	270,206,309

Total Liabilities and Capital	$315,014,183	$287,406,631

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Condensed Schedule of Investments

March 31, 2015 (Unaudited)

Description		Value	% of Total Capital (Net Asset Value)

LONG FUTURES CONTRACTS *
	Various base metals futures contracts (Europe)	$(1,325,116)	-0.45%
	Various base metals futures contracts (U.S.)	(10,000)	0.00%
	Various currency futures contracts (U.S.)	220,063	0.08%
	Various energy futures contracts (Europe)	4,391	0.00%
	Various energy futures contracts (Far East)	(405)	0.00%
	Various energy futures contracts (U.S.)	(5,316,835)	-1.81%
	Various interest rates futures contracts (Canada)	(8,340)	0.00%
	Various interest rates futures contracts (Europe)	1,818,211	0.62%
	Various interest rates futures contracts (Far East)	(183,801)	-0.06%
	Various interest rates futures contracts (Oceanic)	816,835	0.28%
	Various interest rates futures contracts (U.S.)	2,755,627	0.94%
	Various soft futures contracts (Canada)	(649)	0.00%
	Various soft futures contracts (Europe)	(2,200)	0.00%
	Various soft futures contracts (Far East)	(598)	0.00%
	Various soft futures contracts (U.S.)	(2,783)	0.00%
	Various stock index futures contracts (Africa)	(80,032)	-0.03%
	Various stock index futures contracts (Canada)	(13,956)	0.00%
	Various stock index futures contracts (Europe)	(2,324,161)	-0.79%
	Various stock index futures contracts (Far East)	(1,502)	0.00%
	Various stock index futures contracts (Mexico)	1,140	0.00%
	Various stock index futures contracts (Oceanic)	246,912	0.08%
	Various stock index futures contracts (U.S.)	755,950	0.26%
	Various precious metal futures contracts (U.S.)	(272)	0.00%
	Various precious metal futures contracts (Far East)	60,204	0.02%
	Various soft futures contracts (Africa)	213,172	0.07%

	Total Long Futures Contracts	$(2,378,145)	-0.79%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (Europe)	$1,314,266	0.45%
	Various base metals futures contracts (U.S.)	(57,378)	-0.02%
	Various currency futures contracts (Far East)	7,405	0.00%
	Various currency futures contracts (U.S.)	(167,825)	-0.06%
	Various energy futures contracts (Europe)	(717)	0.00%
	Various energy futures contracts (Far East)	(2,526)	0.00%
	Various energy futures contracts (U.S.)	3,027,788	1.03%
	Various interest rates futures contracts (Canada)	335	0.00%
	Various interest rates futures contracts (Europe)	(294,697)	-0.10%
	Various interest rates futures contracts (Far East)	9,046	0.00%
	Various interest rates futures contracts (U.S.)	(802,889)	-0.27%
	Various soft futures contracts (Europe)	4,637	0.00%
	Various soft futures contracts (Oceanic)	(79,360)	-0.03%
	Various soft futures contracts (U.S.)	187,803	0.06%
	Various stock index futures contracts (Europe)	(511)	0.00%
	Various stock index futures contracts (Far East)	2,938,265	1.00%
	Various stock index futures contracts (U.S.)	1,224	0.00%
	Various precious metal futures contracts (U.S.)	28,034	0.01%
	Various precious metal futures contracts (Far East)	(48,936)	-0.02%

	Total Short Futures Contracts	$6,063,964	2.05%

CURRENCY FORWARDS *
	Various currency forwards contracts (NA)	$(285,046)	-0.10%

	Total Currency Forwards	$(285,046)	-0.10%

	Total Open Trade Equity (Deficit)	$3,400,773	1.16%

OPTIONS PURCHASED *
	Various energy futures contracts (U.S.)	$8,161,080	2.78%
	Crude Oil Settling 5/18/2015 (Number of Contracts: 2976)	3,153,130	1.08%
	Crude Oil Settling 4/20/2015 (Number of Contracts: 2976)	3,687,630	1.26%
	Various soft futures contracts (U.S.)	168,130	0.06%
	Various stock index futures contracts (U.S.)	325,003	0.11%

	Total Options Purchased	$15,494,973	5.29%

OPTIONS WRITTEN *
	Various energy futures contracts (U.S.)	$(14,807,819)	-5.05%
	Various soft futures contracts (U.S.)	(286,540)	-0.10%
	Various stock index futures contracts (U.S.)	(107,168)	-0.04%

	Total Options Written	$(15,201,527)	-5.19%

SWAPS (1)
	Frontier Brevan Howard Swap (U.S.)	$9,600,330	3.28%
	Frontier XXXIV Balanced Select Swap (U.S.)	23,473,632	8.01%
	Frontier XXXV Diversified Select Swap (U.S.)	9,559,124	3.26%
	Frontier XXXVII L/S Select Swap (U.S.)	5,301,972	1.81%

	Total Swaps	$47,935,058	16.36%

U.S. TREASURY SECURITIES

FACE VALUE		Value	Value

$15,000,000	US Treasury Note 2.250% due 11/15/2024 (Cost $14,966,695)	$15,428,906	5.26%
$85,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $113,142,577)	118,455,469	40.41%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	29,306,250	10.00%

	Total U.S. Treasury Securities	$163,190,625	55.67%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Condensed Schedule of Investments

December 31, 2014

Description		Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (Europe)	$(4,211,885)	-1.56%
	Various base metals futures contracts (U.S.)	(61,850)	-0.02%
	Various currency futures contracts (U.S.)	300,870	0.11%
	Various energy futures contracts (Europe)	(12,920)	0.00%
	Various energy futures contracts (Far East)	(2,738)	0.00%
	Various energy futures contracts (U.S.)	(24,310,145)	-9.00%
	Various interest rates futures contracts (Canada)	184,352	0.07%
	Various interest rates futures contracts (Europe)	3,676,039	1.36%
	Various interest rates futures contracts (Far East)	585,956	0.22%
	Various interest rates futures contracts (Oceanic)	558,353	0.21%
	Various interest rates futures contracts (U.S.)	278,768	0.10%
	Various precious metal futures contracts (Far East)	6,195	0.00%
	Various precious metal futures contracts (U.S.)	(113,453)	-0.04%
	Various soft futures contracts (Canada)	(1,360)	0.00%
	Various soft futures contracts (Europe)	33,841	0.01%
	Various soft futures contracts (Oceanic)	(864)	0.00%
	Various soft futures contracts (U.S.)	(2,494,615)	-0.92%
	Various stock index futures contracts (Canada)	63,167	0.02%
	Various stock index futures contracts (Europe)	569,188	0.21%
	Various stock index futures contracts (Far East)	26,010	0.01%
	Various stock index futures contracts (Oceanic)	44,530	0.02%
	Various stock index futures contracts (U.S.)	1,412,847	0.52%

	Total Long Futures Contracts	$(23,469,714)	-8.68%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (Europe)	$3,745,111	1.39%
	Various base metals futures contracts (U.S.)	101,600	0.04%
	Various currency futures contracts (Far East)	(3,383)	0.00%
	Various currency futures contracts (U.S.)	2,737,797	1.01%
	Various energy futures contracts (Europe)	49,517	0.02%
	Various energy futures contracts (Far East)	5,389	0.00%
	Various energy futures contracts (U.S.)	12,381,217	4.58%
	Brent Crude Oil Last Day Settling 2/12/2015 (Number of Contracts: 229)	2,871,660	1.06%
	Crude Oil Settling 12/1/2015 (Number of Contracts: 718)	11,036,122	4.08%
	NYH RBOB Unleaded Gas Settling 12/30/2015 (Number of Contracts: 388)	4,267,957	1.58%
	Various interest rates futures contracts (Canada)	6,583	0.00%
	Various interest rates futures contracts (Europe)	(351,916)	-0.13%
	Various interest rates futures contracts (Far East)	(28,461)	-0.01%
	Various interest rates futures contracts (Oceanic)	(6,445)	0.00%
	Various interest rates futures contracts (U.S.)	(602,696)	-0.22%
	Various precious metal futures contracts (Far East)	(1,052)	0.00%
	Various precious metal futures contracts (U.S.)	275,350	0.10%
	Various soft futures contracts (Canada)	(194)	0.00%
	Various soft futures contracts (Europe)	117,563	0.04%
	Various soft futures contracts (Far East)	(4,709)	0.00%
	Various soft futures contracts (U.S.)	2,823,283	1.04%
	Various stock index futures contracts (Africa)	(8,891)	0.00%
	Various stock index futures contracts (Europe)	(37,839)	-0.01%
	Various stock index futures contracts (Far East)	6,134	0.00%
	Various stock index futures contracts (Mexico)	(4,380)	0.00%
	Various stock index futures contracts (Oceanic)	(9,866)	0.00%
	Various stock index futures contracts (U.S.)	(138,941)	-0.05%

	Total Short Futures Contracts	$39,226,510	14.52%

CURRENCY FORWARDS *
	Various currency forwards contracts (NA)	$(932,374)	-0.35%

	Total Currency Forwards	$(932,374)	-0.35%

	Total Open Trade Equity (Deficit)	$14,824,422	5.49%

OPTIONS PURCHASED *
	Various energy futures contracts (U.S.)	$8,407,670	3.11%
	Various soft futures contracts (U.S.)	379,800	0.14%
	Various stock index futures contracts (U.S.)	288,413	0.11%

	Total Options Purchased	$9,075,883	3.36%

OPTIONS WRITTEN *
	Various energy futures contracts (U.S.)	$(8,234,010)	-3.05%
	Various soft futures contracts (U.S.)	(476,810)	-0.18%
	Various stock index futures contracts (U.S.)	(253,018)	-0.09%

	Total Options Written	$(8,963,838)	-3.32%

SWAPS (1)
	Frontier XXXIV Balanced select swap (U.S.)	$7,540,466	2.79%
	Frontier Brevan Howard swap (U.S.)	18,246,952	6.75%
	Frontier XXXV Diversified select swap (U.S.)	6,570,409	2.43%
	Frontier XXXVII L/S select swap (U.S.)	3,633,060	1.34%

	Total Swaps	$35,990,887	13.31%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value	Fair Value

$15,000,000	US Treasury Note 2.250% due 11/15/2024 (Cost $14,966,695)	$15,101,953	5.59%
$75,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	95,954,688	35.51%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	28,896,875	10.69%

	Total U.S. Treasury Securities	$139,953,516	51.79%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statements of Operations

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014

Investment income:
Interest - net	$294,670	$338,223

Total Income	294,670	338,223

Expenses:
Incentive Fees	4,902,774	997,327
Management Fees	1,288,670	1,629,685
Service Fees - Class 1	1,171,052	1,202,157
Trading Fees	921,267	905,120

Total Expenses	8,283,763	4,734,289

Investment income/(loss) - net	(7,989,093)	(4,396,066)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	39,987,665	151,504
Net change in open trade equity/(deficit)	(10,301,441)	(11,027,953)
Net realized gain/(loss) on swap contracts	—	—
Net unrealized gain/(loss) on swap contracts	10,944,171	(3,699,063)
Net realized gain/(loss) on U.S. Treasury securities	—	(554,668)
Net unrealized gain/(loss) on U.S. Treasury securities	2,735,063	6,785,205
Trading commissions	(710,398)	(1,053,641)

Net gain/(loss) on investments	42,655,060	(9,398,616)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$34,665,967	$(13,794,682)

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statement of Changes in Owners’ Capital

For the Three Months Ended March 31, 2015 (Unaudited)

	Managing Owner	Limited Owners	Total

Owners’ Capital, December 31, 2014	$5,736,634	$264,469,675	$270,206,309

Sale of Units	—	4,097,823	4,097,823
Redemption of Units	—	(17,052,044)	(17,052,044)
Payment made by the Managing Owner	—	1,211,610	1,211,610
Net increase/(decrease) in Owners’ Capital resulting from operations	890,553	33,775,414	34,665,967

Owners’ Capital, March 31, 2015	$6,627,187	$286,502,478	$293,129,665

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

	2015	2014

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$34,665,967	$(13,794,682)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	11,423,649	11,953,750
Net change in options purchased	(6,419,090)	(3,516,654)
Net change in options written	6,237,689	3,769,808
Net change in allocation of total return swaps	—	—
Net unrealized (gain)/loss on swap contracts	(10,944,171)	3,699,063
Net realized (gain)/loss on swap contracts	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	(2,735,063)	(6,785,205)
Net realized (gain)/loss on U.S. Treasuries securities	—	554,668
(Purchases) sales of:
Sales of swap contracts	—	—
(Purchases) of swap contracts	(1,000,000)	—
Sales of U.S. Treasury securities	—	48,655,772
(Purchases) of U.S. Treasury securities	(21,196,875)	—
U.S. Treasury interest and premium paid/amortized	694,829	—
Increase and/or decrease in:
Receivable from futures commission merchants	(8,705,337)	(16,544,372)
Distributions from trading companies	—	—
Prepaid service fees	(6,460)	10,046
Interest receivable	1,217,660	1,843,432
Receivable from related parties	935	2,453
Other assets	500,000	(13,403)
Incentive fees payable to Managing Owner	(1,762,554)	(413,933)
Management fees payable to Managing Owner	(3,567)	(61,277)
Interest payable to Managing Owner	24,238	(52,269)
Trading fees payable to Managing Owner	20,142	(57,050)
Service fees payable to Managing Owner	18,943	(53,632)
Payables to related parties	8,200	6,285
Other liabilities	—	—

Net cash provided by (used in) operating activities	2,039,135	29,202,800

Cash Flows from Financing Activities:
Proceeds from sale of capital	4,097,823	2,445,428
Payment for redemption of capital	(17,052,044)	(34,480,489)
Payment made by the Managing Owner	1,211,610
Pending owner additions	5,149	8,812
Redemptions payable	135,956	(664,301)

Net cash provided by (used in) financing activities	(11,601,506)	(32,690,550)

Net increase (decrease) in cash and cash equivalents	(9,562,371)	(3,487,750)

Cash and cash equivalents, beginning of period	18,977,844	9,302,857

Cash and cash equivalents, end of period	$9,415,473	$5,815,107

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Purpose

Equinox Frontier Funds, which is referred to in this report as the “Trust”, was formed on August 8, 2003, as a Delaware statutory trust. The Trust is a multi-advisor commodity pool, as described in CFTC Regulation § 4.10(d)(2). The Trust has authority to issue separate Series of Units pursuant to the requirements of the Trust Act. The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act. It is managed by the Managing Owner.

Purchasers of Units are Limited Owners of the Trust with respect to beneficial interests of the Series’ Units purchased. The Trust Act provides that, except as otherwise provided in the second amended and restated declaration of trust and trust agreement dated December 9, 2013, by and among the Managing Owner, Wilmington Trust Company as trustee and the unitholders, as amended from time to time (the “Trust Agreement”), unitholders in a Delaware statutory trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited Owners do not have any such liability. The Managing Owner will make contributions to the Series of the Trust necessary to maintain at least a 1% interest in the aggregate capital, profits and losses of all Series.

The Trust has been organized to pool investor funds for the purpose of trading in the U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities. The Trust may also engage in futures contracts, forwards, option contracts and other interest in derivative instruments, including swap contracts (“Swaps”).

The Trust has seven (7) separate and distinct Series of Units issued and outstanding: Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund, and Equinox Frontier Heritage Fund. The Trust financial statements are comprised of unitized Series which are consolidated into the Trust financial statements. However, the consolidated Trust does not issue units.

The Trust, with respect to each Series:

•	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

•	allocates funds to a Trading Company or Companies. Except as otherwise described in these notes, each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s assets and make the trading decisions for the assets of each Series vested in such Trading Company. Each Trading Company will segregate its assets from any other Trading Company;

•	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

•	calculates the NAV of its Units for each Series separately from the other Series;

•	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

•

maintains each Series of Units in three to six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%)

annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund, and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents; and

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

As of March 31, 2015, the Trust, with respect to the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Equinox Frontier Balanced Fund and the Equinox Frontier Long/Short Commodity Fund separates Units into a maximum of six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of U.S. Treasury Securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

Each Series of the Trust may invest a portion of its assets in a single Trading Company or in several different Trading Companies and may have multiple Trading Advisors that manage the assets invested in such Trading Companies.

On November 26, 2014, the Trust’s portfolio management team approved an allocation change in an Emil Van Essen trading program that was not fully implemented as intended. As a result, certain series who invested in Emil Van Essen were not allocated sufficient gains and certain other series who invested in Emil Van Essen suffered greater losses. In January 2015, the Managing Owner determined to make a payment to the affected investors within the Equinox Frontier Balanced Fund, Equinox Frontier Diversified Fund and Equinox Frontier Long/Short Commodity Fund, in the aggregate amount of $1,247,752 to reimburse the effect of the missed gain or higher loss on such investors in the series, and such amount was recorded in the Statement of Changes in Owners’ Capital as Payment Made by the Managing Owner.

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

Basis of Presentation—The Trust follows GAAP, as established by the Financial Accounting Standards Board (the “FASB”), to ensure consistent reporting of financial condition, condensed schedules of investments, results of operations, changes in capital and cash flows. The Trust is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946.

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

Interest Income—Aggregate interest income from all sources, including U.S. Treasury securities and assets held at FCMs, up to the first two percentage points or 20% of the aggregate percentage yield (annualized) is paid to the Managing Owner. All interest not paid to the Managing Owner is interest income to the Trust, and shown net on the consolidated statement of operations.

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

Foreign Currency Transactions—The Series of the Trust’s functional currency is the U.S. dollar; however, they transact business in currencies other than the U.S. dollar. The Series of the Trust do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized or unrealized gain or loss from investments.

Allocation of Earnings—Each Series of the Trust may maintain three to six classes of Units—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3 and Class 3a Units based on each Class’ respective owners’ capital balances as applicable to the classes maintained by the Series.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the three months ended March 31, 2015. The 2011 through 2014 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Service Fees—The Trust may maintain each Series of Units in three to six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value based upon daily reports from the counterparty. The Managing Owner values the investments based on the CTA’s estimated position information on a same-trading day basis. The Managing Owner reviews and approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts. The fair value is corroborated through the use of a third party pricing service (“pricing service”). The valuation of swap contracts requires significant estimates utilizing Level 3 Inputs corroborated by management through the use of the pricing service. The pricing service, utilizing proprietary model-intensive methodologies, selects and implements the pricing model appropriate for each swap valuation. The pricing service does not provide detail of the pricing model to management. The Managing Owner through the valuation committee charted by the Executive Committee of the Trust, engages, via inquiry and review of methodology documentation, with the service provider to gain an understanding of the valuation model selected; the components of the model, both observable and unobservable; and quality control testing procedures in place. The valuation committee meets on a monthly basis and as needed to discuss any updates or changes in the valuation process, reporting to the Executive Committee. The pricing service’s methodology includes performance of tolerance testing on its valuation models to ensure consistency and reasonableness of the values derived. The tolerance testing includes valuing the components of the product separately, i.e. underlying asset, volatility, financing rates, and so forth. The tolerance testing is part of the initial valuation setup and throughout the ongoing daily valuation process. The pricing service also has several layers of quality control including: engineering / reverse engineering process to understand each swap and it’s subcomponent parts fully; comparative analysis against other valuations performed with similar composition and characteristics; review of output valuation against expectations based on observable price movements of underlying futures; and lastly, periodic review by a senior financial engineer to ensure design and function of model is stable and perform as expected.

The Managing Owner has chartered a valuation committee to provide oversight of the valuation process for the Series. The valuation committee meets at least monthly to discuss the valuation process and any valuation issues that may arise. The valuation committee is comprised of senior members of the Managing Owner’s management team with varying areas of expertise that add value to the committee. The valuation committee reports to both the Managing Owner’s Management Committee and the Trust’s Executive Committee. The committee further remains in communication with the Managing Owner’s Due Diligence Committee that provides ongoing counterparty risk monitoring of the swap counterparties. The committee’s designee monitors daily pricing valuation provided by the swap counterparty and daily valuation provided by the third party pricing service to ensure the change in fair value is reasonable and valuations are in accordance with current regulations and best practices. The committee may request a price challenge if the daily valuation provided by the counterparty valuations differs significantly from the valuation obtained by the pricing service. The Managing Owner’s valuation committee monitors some additional input factors such as liquidity, volatility, and counterparty risk in order to further review the valuations provide by the pricing service.

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Open Trade Equity (Deficit)	$3,685,819	$(285,046)	$—	$3,400,773
Swap Contracts	—	—	47,935,058	47,935,058
U.S. Treasury Securities	163,190,625	—	—	163,190,625
Purchased Options	—	15,494,973	—	15,494,973
Written Options	—	(15,201,527)	—	(15,201,527)

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Open Trade Equity (Deficit)	$15,756,796	$(932,374)	$—	$14,824,422
Swap Contracts	—	—	35,990,887	35,990,887
U.S. Treasury Securities	139,953,516	—	—	139,953,516
Purchased Options	—	9,075,883	—	9,075,883
Written Options	—	(8,963,838)	—	(8,963,838)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net realized and net unrealized gain/(loss) on swap contracts” on the statements of operations.

For the Three Months Ended March 31, 2015
Balance of recurring Level 3 assets as of January 1, 2015	$35,990,887
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	10,944,171
Purchases of investments	1,000,000
Sales of investments	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of March 31, 2015	$47,935,058

For the Year Ended December 31, 2014
Balance of recurring Level 3 assets as of January 1, 2014	$21,455,529
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	14,535,358
Purchases of investments	—
Sales of investments	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2014	$35,990,887

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended March 31, 2015 and the year ended December 31, 2014, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at March 31, 2015.

Swaps	$10,944,171

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2014.

Swaps	$14,535,358

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of March 31, 2015 and December 31, 2014, approximately 7.9% or $25,062,058 and 4.9% or $14,117,887, respectively, of the Trust’s assets were invested with over-the-counter counterparties in order to initiate and maintain Swaps and is recorded as Swap Contracts, at fair value on the Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

The Trust had invested in the following swaps as of and for the three months ended March 31, 2015:

	Brevan Howard	XXXIV Balanced Select Swap	XXXV Diversified Select Swap	XXXVII L/S Select Swap
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap

Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$17,663,283	$70,910,098	$38,500,000	$12,090,513
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,993,000	$9,600,000	$3,400,000	$3,880,000
Swap Value	$3,607,330	$13,873,632	$6,159,124	$1,421,972
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Change in Unrealized Gain/(Loss)	$2,059,865	$5,226,678	$2,988,715	$668,912

Fair Value as of 3/31/2015	$9,660,330	$23,473,632	$9,559,124	$5,301,972

The Trust had invested in the following swaps as of and for the year ended December 31, 2014:

	Brevan Howard	XXXIV Balanced Select Swap	XXXV Diversified Select Swap	XXXVII L/S Select Swap
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap

Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$17,663,283	$67,610,098	$35,500,000	$13,590,513
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,993,000	$9,600,000	$3,400,000	$3,880,000
Swap Value	$1,547,465	$8,646,954	$3,170,408	($246,940)
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Unrealized Gain/(Loss)	$2,105,282	$8,120,784	$3,132,777	$1,176,515

Fair Value as of 12/31/2014	$7,540,465	$18,246,954	$6,570,408	$3,633,060

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the nominal assets of such Series, calculated on a daily basis. The total amount of assets of a series allocated to trading advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the trading advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the trading advisors and any reference programs, is referred to herein as the “nominal assets” of the series. The annual rate of the management fee is: 0.5%

for the Equinox Frontier Balanced Fund Class 1, Class 2 and Class 3, 1.0% for the Equinox Frontier Balanced Fund Class 1a, Class 2a and Class 3a, 2.0% for the Equinox Frontier Winton Fund, Equinox Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Equinox Frontier Masters Fund, 0.75% for Equinox Frontier Diversified Fund, 2.5% for the Equinox Frontier Heritage Fund and Equinox Frontier Select Fund, and 3.5% for the Equinox Frontier Long/Short Commodity Fund Class 1, Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the series by the Managing Owner. As of the date of this Form 10-K, the trading advisor for a series that has invested in a swap has not received any management fees directly from the series for such swap, and instead the relevant trading advisor receives compensation via the fees embedded in the swap.

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

As of March 31, 2015, the Trust has a payable to the Managing Owner in the amounts of $4,902,774, $464,587, $227,324, $344,996 and $355,058 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2014, the Trust has a payable to the Managing Owner in the amounts of $6,665,328, $468,154, $203,086, $324,854, and $336,115 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the three months ended March 31, 2015, the Trust paid the Managing Owner $4,902,774, $1,288,670, $1,171,052 and $921,267 for incentive fees, management fees, service fees, and trading fees, respectively.

For the three months ended March 31, 2014, the Trust paid the Managing Owner $997,327, $1,629,685, $1,202,157 and $905,120 for incentive fees, management fees, service fees, and trading fees, respectively.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the three months ended March 31, 2015 and 2014 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $7,262 and ($8,738), respectively.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund, and Equinox Frontier Balanced Fund (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. During the three months ended March 31, 2015 and 2014, the Trust paid $603,037 and $698,392, respectively, of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

The Managing Owner, under an amended contract, paid to The Bornhoft Group Corporation, an affiliate of the Trust, an annual payment of $1,100,000 for the first year of the contract and $600,000 for the second year of the contract, for investment and advisor services and 0.1% annually of the trading level with the Equinox Frontier Balanced Fund in lieu of a monthly service fee. The Managing Owner paid $139,848 and $221,095, respectively under this agreement for the three months ended March 31, 2015 and 2014. These amounts do not impact the Trust’s financial statements. This contract will end April 30, 2015.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $305,000 and $230,000, for the three months ended March 31, 2015 and 2014, respectively. These amounts do not impact the Trust’s financial statements.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $316,272 and $208, 417, respectively, for the three months ended March 31, 2015 and 2014. These amounts do not impact the Trust’s financial statements.

Equinox Group Distributors LLC, an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

6. Financial Highlights

The following information presents the financial highlights of the Trust for the three months ended March 31, 2015 and 2014. This data has been derived from the information presented in the consolidated financial statements.

	2015	2014

Ratios to average net assets (1)
Net investment gain/(loss) (1)	-6.18%	-5.31%
Expenses before incentive fees (3)	4.87%	5.45%
Expenses after incentive fees (3)	6.61%	5.81%

Total return before incentive fees (2)	14.05%	-4.60%
Total return after incentive fees (2)	12.31%	-4.96%

(1)	Annualized with the exception of incentive fees.
(2)	Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

7. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of March 31, 2015 and December 31, 2014 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the three months ended March 31, 2015 and 2014, the monthly average of futures contracts bought was approximately 10,923 and 10,603, respectively and sold was approximately 10,975 and 10,745, respectively.

The following tables summarize the trading revenues for the three months ended March 31, 2015 and 2014 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2015(1)

Type of contract

Metals	$(1,858,800)
Currencies	10,129,391
Energies	11,552,937
Agriculturals	(148,685)
Interest rates	9,920,908
Stock indices	10,391,914

Realized trading income/(loss)(1)	$39,987,665

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2015(2)

Type of contract

Metals	$104,184
Currencies	(2,328,313)
Energies	(7,926,646)
Agriculturals	187,764
Interest rates	(190,205)
Stock indices	(148,225)

Change in unrealized trading income/(loss)(2)	$(10,301,441)

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

Certain financial instruments and derivative instruments are eligible for offset in the statements of financial condition under GAAP. The Trust’s open trade equity/(deficit), options written, and receivables from FCMs are subject to master netting arrangements and collateral arrangements and meet the GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Trust’s policy is to recognize amounts subject to master netting arrangements on a net basis on the consolidated statements of financial condition.

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of March 31, 2015 and December 31, 2014:

Offsetting of Derivative Assets and Liabilities

As of March 31, 2015	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition

Open Trade Equity/(Deficit)	$7,892,086	$(4,491,313)	$3,400,773
Options Purchased	15,494,973	—	15,494,973
Options Written	—	(15,201,527)	(15,201,527)
Swap Contracts	47,935,058	—	47,935,058

Offsetting of Derivative Assets and Liabilities

As of December 31, 2014	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition

Open Trade Equity/(Deficit)	$17,120,111	$(2,295,689)	$14,824,422
Options Purchased	9,075,883	—	9,075,883
Options Written	—	(8,963,838)	(8,963,838)
Swap Contracts	35,990,887	—	35,990,887

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

10. Subsequent Events

Effective as of May 1, 2015, Mr. Richard E. Bornhoft no longer serves on the Executive Committee of the Managing Owner. As of May 1, 2015, the members of the Executive Committee are David DeMuth and Robert J. Enck.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and tables should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this quarterly report and our 2014 Annual Report on Form 10-K for the year ended December 31, 2014.

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

The trading system of each of the major commodity trading advisors used by the Trading Companies is as follows:

Major Commodity Trading Advisor	Trading System Style

Abraham Trading Company	Systematic
BH-DG Systematic Trading LLP	Systematic
Brandywine Asset Management	Discretionary
Campbell & Company, Inc.	Systematic
Cantab Capital Partners LLP	Systematic
Chesapeake Capital Corporation	Systematic
Commodity Strategies AG	Systematic
Crabel Capital Management, LLC	Systematic
Emil Van Essen, LLC	Discretionary
Fort, L.P.	Systematic
H2O Asset Management	Systematic
J E Moody & Company	Systematic
Quantica Capital AG	Systematic
Quantitative Investment Management, LLC	Systematic
QuantMetrics Capital Management LLP	Systematic
Quest Partners LLC	Systematic
Red Oak Commodity Advisors, Inc.	Discretionary
Rosetta Capital Management, LLC	Discretionary
Skyline Management, Inc.	Discretionary
Tiverton Trading	Discretionary
Transtrend B.V.	Systematic
Winton Capital Management Ltd.	Systematic

As of March 31, 2015, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

Allocation as of March 31, 2015 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Masters Fund	Equinox Frontier Balanced Fund	Equinox Frontier Select Fund	Equinox Frontier Winton Fund	Equinox Frontier Heritage Fund
Abraham Trading Company	—	23%	—	—	—	—	—
Brandywine Asset Management	—	—	—	5%	—	—	—
BH-DG Systematic Trading LLP	11%	—	—	—	44%	—	50%
Campbell &Company Inc.	—	—	—	9%	—	—	—
Cantab Capital Partners LLP	—	—	—	8%	—	—	—
Chesapeake Capital Corporation	10%	—	28%	—	—	—	—
Commodity Strategies AG	—	—	—	—	—	—	—
Crabel Capital Management, LLC	7%	—	—	5%	—	—	—
Emil Van Essen, LLC	6%	11%	17%	4%	—	—	—
Fort, L.P.	10%	—	—	8%	—	—	—
H2O Asset Management	9%	—	—	9%	—	—	—
J E Moody & Company	—	19%	—	—	—	—	—
Quantica Capital AG	—	—	—	—	—	—	—
Quantitative Investment Management, LLC	8%	—	—	8%	—	—	—
QuantMetrics Capital Management LLP	13%	—	—	9%	—	—	—
Quest Partners LLC	11%	—	—	—	—	—	—
Red Oak Commodity Advisors, Inc.	—	25%	—	—	—	—	—
Rosetta Capital Management, LLC	—	18%	—	—	—	—	—
Skyline Management, Inc.	—	—	—	—	—	—	—
Tarpon Trading LLC	—	—	—	—	—	—	—
Tiverton Trading	—	—	—	—	—	—	—
Transtrend B.V.	—	—	26%	—	56%	—	—
Winton Capital Management Ltd.	11%	—	30%	9%	—	100%	50%

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At March 31, 2015, cash deposited at the clearing brokers was $74,616,685 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Balanced Fund (Class 1a and Class 2a only), and the Equinox Frontier Long/Short Commodity Fund, 20% of the total interest allocated to each Series is paid to the Managing Owner. The amounts reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of March 31, 2015, total cash and cash equivalents held at banking institutions were $2,117,560 for the Equinox Frontier Diversified Fund, $600,918 for the Equinox Frontier Long/Short Commodity Fund, $896,661 for the Equinox Frontier Masters Fund, $3,273,398 for the Equinox Frontier Balanced Fund, $207,627 for the Equinox Frontier Select Fund, $1,892,129 for the Equinox Frontier Winton Fund, and $427,180 for the Equinox Frontier Heritage Fund.

As a commodity pool, the Registrant has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Registrant has not been forced to liquidate positions to fund redemptions. During the three months ended March 31, 2015, the Registrant was able to pay all redemptions.

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

Results of Operations

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended March 31, 2015 and 2014, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during three months ended March 31, 2015 and 2014. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014.

Equinox Frontier Diversified Fund

2015

The Equinox Frontier Diversified Fund— Class 1 NAV gained 16.42% and lost 4.97%, respectively, for the three months ended March 31, 2015 and 2014, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 2 NAV gained 16.92% and lost 4.56%, respectively for the three months ended March 31, 2015 and 2014, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 3 NAV gained 16.99% and lost 1.53%, respectively for the three months ended March 31, 2015 and 2014. The inception date of the Equinox Frontier Diversified Fund Class 3 was February 24, 2014.

For the three months ended March 31, 2015, the Equinox Frontier Diversified Fund recorded net gain on investments of $15,234,471, net investment income of $169,258, and total expenses of $2,373,266 resulting in a net increase in Owners’ capital from operations of $9,717,066, after non-controlling interests of $3,313,397. The NAV per Unit, Class 1, increased from $113.09 at December 31, 2014 to $131.66 as of March 31, 2015. The NAV per Unit, Class 2, increased from $124.67 at December 31, 2014 to $145.76 as of March 31, 2015. The NAV per Unit, Class 3 increased from $115.03 at December 31, 2014 to $134.57 as of March 31, 2015. Total Class 1 subscriptions and redemptions for the period were $487,852 and $2,417,127, respectively. Total Class 2 subscriptions and redemptions for the period were $759,658 and $5,722,101, respectively. Total Class 3 subscriptions and redemptions for the period were $1,813,483 and $597,357, respectively. Ending capital at March 31, 2015 was $20,268,019 for Class 1, $36,055,993 for Class 2 and $7,869,420 for Class 3. Ending capital at December 31, 2014 was $19,195,036 for Class 1,$35,224,292 for Class 2 and $5,588,281 for Class 3.

The Equinox Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Four of the six sectors traded in the Equinox Frontier Diversified Fund was profitable in Q1 2015 and YTD. Currencies, Energies, Interest Rates and Stock Indices were profitable while and Metals and Agriculturals finished negative for the quarter.

In terms of major CTA performance Brevan Howard, Chesapeake, Crabel, Doherty, Emil Van Essen, Fort (GC), H20, QIM, Quantmetrics, Quest and Winton finished positive for the quarter and YTD.

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

One of the six sectors traded in the Equinox Frontier Diversified Fund was profitable in Q1 2014. Interest Rates were profitable while Stock Indices, Currencies, Metals, Agriculturals and Energies finished negative for the quarter.

The Interest Rate sectors are positive YTD while Stock Indices, Currencies, Interest Rates, Metals, Agriculturals and Energies are negative YTD.

In terms of major CTA performance Crabel, Doherty, Fort (GC) and Quantmetrics finished positive for the quarter. Brevan Howard, Cantab, Chesapeake, Mesirow, Tiverton, Winton, Emil Van Essen, QIM and Quest Partners finished negative for the quarter. In terms of YTD performance Crabel, Doherty, Fort (GC) and Quantmetrics are positive YTD while Brevan Howard, Cantab, Chesapeake, Mesirow, Tiverton, Winton, Emil Van Essen, QIM and Quest Partners are negative YTD.

Equinox Frontier Masters Fund

2015

The Equinox Frontier Masters Fund—Class 1 NAV gained 10.09% and lost 4.93% for the three months ended March 31, 2015 and 2014 net of fees and expenses; the Equinox Frontier Masters Fund —Class 2 NAV gained 10.57% and lost 4.52% for the three months ended March 31, 2015 and 2014, net of fees and expenses; the Equinox Frontier Masters Fund—Class 3 NAV gained 10.64% and lost 4.47% for the three months ended March 31, 2015 and 2014, net of fees and expenses.

For the three months ended March 31, 2015, the Equinox Frontier Masters Fund recorded net gain on investments of $3,440,003, net investment income of $71,164, and total expenses of $932,773, resulting in a net increase in Owners’ capital from operations of $2,578,394. For the three months ended March 31, 2014, the Equinox Frontier Masters Fund recorded net loss on investments of $1,139,641, net investment income of $95,272, and total expenses of $570,990, resulting in a net decrease in Owners’ capital from operations of $1,615,359.

The NAV per Unit, Class 1, increased from $116.61 at December 31, 2014 to $128.38 as of March 31, 2015. The NAV per Unit, Class 2, increased from $128.53 at December 31, 2014 to $142.12 as of March 31, 2015. The NAV per Unit, Class 3, increased from $119.06 at December 31, 2014 to $131.73 as of March 31, 2015. Total Class 1 subscriptions and redemptions for the period were $197,260 and $950,034, respectively. Total Class 2 subscriptions and redemptions for the period were $5,000 and $247,295, respectively. Total Class 3 subscriptions and redemptions for the period were $663,443 and $1,228,567, respectively. Ending capital at March 31, 2015 was $12,259,432 for Class 1, $9,548,554 for Class 2 and $4,918,069 for Class 3. Ending capital at December 31, 2014 was $11,850,911 for Class 1, $8,868,743 for Class 2 and $4,988,200 for Class 3.

The Equinox Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Five of the six sectors traded in Equinox Frontier Masters Fund were profitable in Q1 2015 and YTD. Currencies, Energies, Agriculturals, Interest Rates and Stock Indices were positive while Metals were negative for the quarter and YTD.

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

Two of the six sectors traded in Equinox Frontier Masters Fund were profitable in Q1 2014. Agriculturals and Interest Rates were positive while Metals, Currencies, Energies and Stock Indices were negative for the quarter.

Agriculturals and Interest Rates were positive for the year while Metals, Currencies, Energies and Stock Indices were negative for the year.

In terms of major CTA performance, none of the major CTAs in the Equinox Frontier Masters Fund were profitable for the quarter or YTD.

Equinox Frontier Long/Short Commodity Fund

2015

The Equinox Frontier Long/Short Commodity Fund—Class 2 NAV gained 20.17% for the three months ended March 31, 2015, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 3 NAV gained 20.04% for the three months ended March 31, 2015, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 1a NAV gained 19.36%, for the three months ended March 31, 2015, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 2a NAV gained 19.88%, for the three months ended March 31, 2015, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund Class 3a NAV gained 19.97% for the three months ended March 31, 2015, net of fees and expenses.

For the three months ended March 31, 2015, the Equinox Frontier Long/Short Commodity Fund recorded net gain on investments of $2,732,204, net investment income of $47,058, and total expenses of $463,081, resulting in a net increase in Owners’ capital from operations of $2,316,181. For the three months ended March 31, 2014, the Equinox Frontier Long/Short Commodity Fund recorded net loss on investments of $4,086,877, net investment income of $69,247, and total expenses of $407,171, resulting in a net decrease in Owners’ capital from operations of $4,424,801, after non-controlling interests of ($1,906,446). The NAV per Unit, Class 2, increased from $138.30 at December 31, 2014 to $166.20 as of March 31, 2015. The NAV per Unit, Class 3, increased from $138.34 at December 31, 2014 to $166.06 as of March 31, 2015. The NAV per Unit, Class 1a, increased from $101.12 at December 31, 2014 to $120.70 as of March 31, 2015. The NAV per Unit, Class 2a, increased from $111.35 at December 31, 2014 to $133.49 as of March 31,

2015. The NAV per Unit, Class 3a, increased from $111.77 at December 31, 2014 to $134.09 as of March 31, 2015. Total Class 2 redemptions for the period were $46,260. Total Class 3 redemptions for the period were $226,216. Total Class 1a redemptions were $ $414,752. Class 2a subscriptions and redemptions for the period were $5,000 and $109,918, respectively. Class 3a subscriptions and redemptions for the period were $41,303 and $42,766, respectively. Ending capital at March 31, 2015 was $1,447,695 for Class 2, $8,438,115 for Class 3, $6,448,293 for Class 1a, $1,924,732 for Class 2a and $787,818 for Class 3a. Ending capital at December 31, 2014 was $1,246,481 for Class 2, $7,233,099 for Class 3, $5,776,906 for Class 1a, $1,702,551 for Class 2a and $657,882 for Class 3a.

The Equinox Frontier Long/Short Commodity Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

83

Three of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund were profitable in Q1 2015. Energies, Precious Metals, Softs and Financials finished positive for the quarter while Base Metals, Grains, and Meats finished negative for the quarter and YTD.

In terms of major CTA performance, four out of the five major CTAs in the Equinox Frontier Long/Short Commodity Fund were profitable in Q1 2015. Abraham, Emil Van Essen, and Red Oak were positive for the quarter and are positive YTD while Rosetta finished negative for the quarter and YTD.

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

85

Two of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund were profitable in Q1 2014. Grains and Softs finished positive for the quarter while Base Metals, Energies, Grains, Meats, Precious Metals and Financials finished negative for the quarter. Grains and Softs are positive YTD while Base Metals, Energies, Grains, Meats, Precious Metals and Financials were negative YTD.

In terms of major CTA performance, two of the nine major CTAs in the Equinox Frontier Long/Short Commodity Fund were profitable in Q1 2014. Abraham and Krom River were positive for the quarter and are positive YTD while Commodity Strategies, Emil Van Essen, JE Moody, Mesirow, Red Oak, Rosetta and Strategic Ag finished negative for the quarter and is negative YTD.

Please see additional discussion under “Three months Ended March 31, 2015 Compared to Three months Ended March 31, 2014 – Equinox Frontier Long/Short Commodity Fund.”

Equinox Frontier Balanced Fund

2015

The Equinox Frontier Balanced Fund—Class 1 NAV gained 13.12% and lost 4.05%, respectively, for the three months ended March 31, 2015 and 2014, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 2 NAV gained 13.96% and lost 3.33%, respectively, for the three months ended March 31, 2015 and 2014, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 2a NAV gained 14.21% and lost 3.06%, respectively, for the three months ended March 31, 2015 and 2014, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 3a NAV gained 14.21% and lost 3.05%, respectively, for the three months ended March 31, 2015 and 2014, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 1AP NAV gained 13.96% for the three months ended March 31, 2015.

For the three months ended March 31, 2015, the Equinox Frontier Balanced Fund recorded net gain on investments of $16,254,937, net investment income of $7,190, and total expenses of $2,504,697, resulting in a net increase in Owners’ capital from operations of $12,927,288, after non-controlling interests of $830,142. For the three months ended March 31, 2014, the Equinox Frontier Balanced Fund recorded net loss on investments of $2,141,831, net investment income of $8,530, and total expenses of $1,578,518, resulting in a net decrease in Owners’ capital from operations of $4,165,357 after non-controlling interests of $453,538. The NAV per Unit, Class 1, increased from $131.54 at December 31, 2014 to $148.80 as of March 31, 2015. The NAV per Unit, Class 1AP, increased from $133.20 at December 31, 2014 to $151.80 as of March 31, 2015. The NAV per Unit, Class 2, increased from $179.16 at December 31, 2014 to $204.17 as of March 31, 2015. The NAV per Unit, Class 2a, increased from $153.02 at December 31, 2014 to $174.76 as of March 31, 2015. The NAV per Unit, Class 3a, increased from $152.52 at December 31, 2014 to $174.19 as of March 31, 2015. Total Class 1 subscriptions and redemptions for the period were $56,154 and $3,119,131, respectively. Total Class 1AP subscriptions and redemptions for the period were $1,457 and $11,615, respectively. Total Class 2 subscriptions and redemptions for the period were $4,315 and $196,584, respectively. Total Class 2a, redemptions for the period were $60,850. Total Class 3a redemptions for the period were $47,479. Ending capital at March 31, 2015 was $78,309,904 for Class 1, $842,256 for Class 1AP, $26,631,212 for Class 2, $618,416 for Class 2a, and 2,837,703 for Class 3a. Ending capital at December 31, 2014 was $72,098,275 for Class 1, $748,275 for Class 1AP, $23,550,697 for Class 2, $600,287 for Class 2a and $2,528,303 for Class 3a.

The Equinox Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Five of the six sectors traded in the Equinox Frontier Balanced Fund were profitable in Q1 2015. Currencies, Energies, Agriculturals, Interest Rate and Stock Indies sectors were profitable while Metals finished negative for the quarter and YTD.

In terms of major CTA performance, fourteen of the fifteen major CTAs in the Equinox Frontier Balanced Fund were profitable in Q1 2015. Beach Horizon, Brandywine, Campbell, Cantab, Crabel, Doherty, Emil Van Essen, Fort (GC), Fort (GD), H2O AM, QIM, Quantica, Quantmetrics, and Winton were positive for the quarter and YTD. Systematic Alpha finished negative for the quarter and is negative YTD.

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

For the three months ended March 31, 2014, the Equinox Frontier Balanced Fund recorded net loss on investments of $2,141,831, net investment income of $8,530, and total expenses of $1,569,988, resulting in a net decrease in Owners’ capital from operations of $4,165,357, after non-controlling interests of $453,538. For the three months ended March 31, 2013, the Equinox Frontier Balanced Fund recorded net loss on investments of $3,972,194, net investment income of $47,281, and total expenses of $2,044,258, resulting in a net decrease in Owners’ capital from operations of $6,016,452. The NAV per Unit, Class 1, decreased from $106.29 at December 31, 2013 to $101.99 as of March 31, 2014. The NAV per Unit, Class 2, decreased from $140.49 at December 31, 2013 to $135.81 as of March 31, 2014. The NAV per Unit, Class 2a, decreased from $118.80 at December 31, 2013 to $115.17 as of March 31, 2014. The NAV per Unit, Class 3a, decreased from $118.41 at December 31, 2013 to $114.80 as of March 31, 2014. Total Class 1 subscriptions and redemptions for the period were $39,640 and $8,033,927, respectively. Total Class 2 subscriptions and redemptions for the period were $3,529 and $2,781,047, respectively. Total Class 2a, redemptions for the period were $2,122. Total Class 3a redemptions for the period were $102,488. Ending capital at March 31, 2014 was $69,599,720 for Class 1, $22,961,181 for Class 2, $474,436 for Class 2a, and $2,149,750 for Class 3a. Ending capital at December 31, 2013 was $80,801,534 for Class 1, $26,611,117 for Class 2, $491,579 for Class 2a and $2,322,629 for Class 3a.

The Equinox Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Equinox Frontier Balanced Fund were profitable in Q1 2014. Agriculturals and Interest Rate sectors were profitable while Metals, Currencies, Energies, and Stock Indices finished negative for the quarter.

Agriculturals and Interest Rate sectors are positive YTD while Metals, Currencies, Energies, and Stock Indices are negative YTD.

In terms of major CTA performance, eight of the sixteen major CTAs in the Equinox Frontier Balanced Fund were profitable in Q1 2014. Beach Horizon, Crabel, Doherty, Fort (GC), Fort (GD), H2O AM, Quantica, Quantmetrics and Winton were positive for the quarter and are positive YTD while Campbell, Cantab, Emil Van Essen, QIM, Systematic Alpha, Tarpon and Tiverton finished negative for the quarter and are negative YTD.

Please see additional discussion under “Three months Ended September 30, 2015 Compared to Three months Ended March 31, 2014 – Equinox Frontier Balanced Fund.”

Equinox Frontier Select Fund

2015

The Equinox Frontier Select Fund—Class 1 NAV gained 11.03% and lost 6.07%, respectively, for the three months ended March 31, 2015 and 2014, net of fees and expenses; the Equinox Frontier Select Fund —Class 2 NAV gained 11.87% and lost 5.37%, respectively for the three months ended March 31, 2015 and 2014, net of fees and expenses; the Equinox Frontier Select Fund —Class 1AP NAV gained 11.87% for the three months ended March 31, 2015.

For the three months ended March 31, 2015, the Equinox Frontier Select Fund recorded net gain on investments of $2,741,233, net investment income of $0, and total expenses of $375,837, resulting in a net increase in Owners’ capital from operations of $1,683,063, after non-controlling interests of $682,333. For the three months ended March 31, 2014, the Equinox Frontier Select Fund recorded net loss on investments of $770,338, net investment income of $0, and total expenses of $273,428, resulting in a net decrease in Owners’ capital from operations of $1,043,766. The NAV per Unit, Class 1, increased from $95.61 at December 31, 2014 to $106.16 as of March 31, 2015. The NAV per Unit, Class 1AP, increased from $96.82 at December 31, 2014 to $108.31 as of March 31, 2015. The NAV per Unit, Class 2, increased from $128.48 at December 31, 2014 to $143.73 as of March 31, 2015. Total Class 1 subscriptions and redemptions for the period were $4,734 and $261,695, respectively. Total Class 1AP subscriptions for the period were $930. Total Class 2 redemptions for the period were $79,199. Ending capital at March 31, 2015 was $14,900,908 for Class 1, $54,412 for Class 1AP and $1,661,991 for Class 2. Ending capital at December 31, 2014 was $13,663,563 for Class 1, $47,785 for Class 1AP and $1,558,130 for Class 2.

The Equinox Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Equinox Frontier Select Fund were profitable in Q1 2015 and YTD. Currencies, Interest Rates and Stock Indices were positive while Metals, Energies, and Agriculturals were negative for the quarter and YTD.

In terms of major CTA performance, Brevan Howard and Tiverton finished positive for the quarter are positive YTD.

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

Two of the six sectors traded in the Equinox Frontier Select Fund were profitable in Q1 2014. Agriculturals and Interest Rates were positive while Currencies, Stock Indices, Metals and Energies were negative for the quarter.

Agriculturals and Interest Rates are positive YTD while Stock Indices, Currencies, Metals and Energies are negative YTD.

In terms of major CTA performance, Brevan Howard, Transtrend and Tiverton finished negative for the quarter and is negative YTD.

Please see additional discussion under “Three months Ended March 31, 2015 Compared to Three months Ended March 31, 2014 – Equinox Frontier Select Fund.”

Equinox Frontier Winton Fund

2015

The Equinox Frontier Winton Fund—Class 1 NAV gained 9.07% and lost 1.91%, respectively, for the three months ended March 31, 2015 and 2014, net of fees and expenses; the Equinox Frontier Winton Fund —Class 2 NAV gained 9.87% and lost 1.18%, respectively, for the three months ended March 31, 2015 and 2014, net of fees and expenses; the Equinox Frontier Winton Fund —Class 1AP NAV gained 9.87% for the three months ended March 31, 2015.

For the three months ended March 31, 2015, the Equinox Frontier Winton Fund recorded net gain on investments of $4,997,118, net investment income of $0, and total expenses of $1,320,827, resulting in a net increase in Owners’ capital from operations of $3,676,291. For the three months ended March 31, 2014, the Equinox Frontier Winton Fund recorded net loss on investments of $103,198, net investment income of $41, and total expenses of $527,891, resulting in a net decrease in Owners’ capital from operations of $631,089. The NAV per Unit, Class 1, increased from $175.95 at December 31, 2014 to $191.90 as of March 31, 2015. The NAV per Unit, Class 1AP increased from $178.18 at December 31, 2014 to $195.77 as of March 31, 2015. Class 2, increased from $226.23 at December 31, 2014 to $248.56 as of March 31, 2015. Total Class 1 subscriptions and redemptions for the period were $45,490 and $940,759, respectively. There were no subscriptions or redemptions for Class 1AP or Class 2 for the period. Ending capital at March 31, 2015 was $28,350,789 for Class 1, $41,798 for Class 1AP, and $14,439,668 for Class 2. Ending capital at December 31, 2014 was $26,870,878 for Class 1, $38,042 for Class 1AP and $13,142,313 for Class 2.

The Equinox Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Five of the six sectors traded in the Equinox Frontier Winton Fund were profitable in Q1 2015. Currencies, Energies, Agriculturals, Interest Rates and Stock Indices were positive while Metals were negative for the quarter and YTD.

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

Two of the six sectors traded in the Equinox Frontier Winton Fund were profitable in Q1 2014. Agriculturals and Interest Rates were positive while Metals, Currencies, Stock Indices and Energies were negative for the quarter.

Agriculturals and Interest Rates are positive YTD while Currencies, Stock Indices, Metals, Interest Rates and Energies are negative YTD.

Please see additional discussion under “Three months Ended March 31, 2015 Compared to Three months Ended March 31, 2014 – Equinox Frontier Winton Fund.”

Equinox Frontier Heritage Fund

2015

The Equinox Frontier Heritage Fund—Class 1 NAV gained 13.50% and lost 6.51%, respectively, for the three months ended March 31, 2015 and 2014 net of fees and expenses; the Equinox Frontier Heritage Fund —Class 2 NAV gained 14.35% and lost 5.81%, respectively for the three months ended March 31, 2015 and 2014, net of fees and expenses; the Equinox Frontier Heritage Fund —Class 1AP NAV gained 14.35% for the three months ended March 31, 2015.

For the three months ended March 31, 2015, the Equinox Frontier Heritage Fund recorded net gain on investments of $3,048,084, net investment income of $0, and total expenses of $313,282, resulting in a net increase in Owners’ capital from operations of $1,767,687, after non-controlling interests of $967,115. For the three months ended March 31, 2014, the Equinox Frontier Heritage Fund recorded net loss on investments of $1,236,579, net investment income of $0, and total expenses of $175,833, resulting in a net decrease in Owners’ capital from operations of $874,418 after non-controlling interests of $537,994. The NAV per Unit, Class 1, increased from $130.28 at December 31, 2014 to $147.87 as of March 31, 2015. The NAV per Unit, Class 1AP, increased from $131.93 at December 31, 2014 to $150.86 as of March 31, 2015. The NAV per Unit, Class 2, increased from $176.56 at December 31, 2014 to $201.89 as of March 31, 2015. Total Class 1 subscriptions and redemptions for the period were $10,456 and $238,356, respectively. Total Class 1AP subscriptions were $1,288. Total Class 2 redemptions for the period were $93,986. Ending capital at March 31, 2015 was $10,838,892 for Class 1, $68,083 for Class 1AP and $3,567,493 for Class 2. Ending capital at December 31, 2014 was $9,761,819 for Class 1, $58,378 for Class 1AP and $3,207,182 for Class 2.

The Equinox Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Equinox Frontier Heritage Fund were profitable in Q1 2015. Currencies, Interest Rates and Stock Indices were positive while Metals, Agriculturals and Energies were negative for the quarter and YTD.

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

Two of the six sectors traded in the Equinox Frontier Heritage Fund were profitable in Q1 2014. Agriculturals and Interest Rates were positive while Metals, Currencies, Stock Indices and Energies were negative for the quarter.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of March 31, 2015 and December 31, 2014. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Equinox Frontier Diversified Fund:

	March 31, 2015		December 31, 2014
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR

Interest Rates	$1,790,577	2.38%	$1,276,055	2.13%
Currencies	3,671,096	4.88%	1,670,041	2.78%
Stock Indices	4,582,486	6.09%	3,152,926	5.25%
Metals	237,513	0.32%	124,812	0.21%
Agriculturals/Softs	1,341,935	1.78%	854,409	1.42%
Energy	1,229,090	1.63%	1,677,590	2.80%

Total:	$12,852,697	17.08%	$8,755,833	14.59%

Equinox Frontier Long/Short Commodity Fund:

	March 31, 2015		December 31, 2014
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR

Interest Rates	$55,565	0.29%	$86,055	0.52%
Currencies	265,536	1.39%	206,375	1.24%
Stock Indices	211,133	1.11%	185,321	1.12%
Metals	46,572	0.24%	32,767	0.20%
Agriculturals/Softs	640,648	3.36%	474,912	2.86%
Energy	1,630,349	8.56%	2,278,884	13.71%

Total:	$2,849,803	14.95%	$3,264,314	30.56%

Equinox Frontier Masters Fund:

	March 31, 2015		December 31, 2014
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR

Interest Rates	$829,630	3.10%	$596,543	2.32%
Currencies	1,210,237	4.53%	1,004,876	3.91%
Stock Indices	1,699,358	6.36%	659,851	2.57%
Metals	113,367	0.42%	48,364	0.19%
Agriculturals/Softs	766,398	2.87%	394,545	1.53%
Energy	635,103	2.38%	776,846	3.02%

Total:	$5,254,093	19.66%	$3,481,025	9.62%

Equinox Frontier Balanced Fund:

	March 31, 2015		December 31, 2014
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR

Interest Rates	$3,180,214	2.87%	$3,301,495	3.04%
Currencies	6,170,333	5.57%	4,131,348	3.81%
Stock Indices	5,295,447	4.78%	4,350,810	4.01%
Metals	548,150	0.50%	460,411	0.42%
Agriculturals/Softs	3,097,906	2.80%	2,507,574	2.31%
Energy	1,960,977	1.77%	2,862,415	2.64%

Total:	$20,253,027	18.29%	$17,614,053	16.24%

Equinox Frontier Select Fund:

	March 31, 2015		December 31, 2014
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR

Interest Rates	$434,226	1.81%	$338,847	2.22%
Currencies	736,305	3.07%	684,037	4.48%
Stock Indices	1,095,001	4.57%	124,866	0.82%
Metals	48,199	0.20%	12,156	0.08%
Agriculturals/Softs	438,748	1.83%	140,093	0.92%
Energy	64,251	0.27%	18,880	0.12%

Total:	$2,816,730	11.75%	$1,318,879	8.64%

Equinox Frontier Winton Fund:

	March 31, 2015		December 31, 2014
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR

Interest Rates	$1,648,521	3.85%	$1,081,081	2.70%
Currencies	2,295,860	5.36%	1,845,125	4.61%
Stock Indices	1,233,376	2.88%	847,093	2.12%
Metals	233,173	0.54%	112,363	0.28%
Agriculturals/Softs	645,032	1.51%	478,222	1.19%
Energy	247,776	0.58%	141,408	0.35%

Total:	$6,303,738	14.72%	$4,505,292	11.25%

Equinox Frontier Heritage Fund:

	March 31, 2015		December 31, 2014
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR

Interest Rates	$312,466	1.65%	$228,140	1.38%
Currencies	442,516	2.33%	381,353	2.30%
Stock Indices	262,862	1.38%	194,764	1.18%
Metals	47,000	0.25%	23,407	0.14%
Agriculturals/Softs	133,548	0.70%	101,074	0.61%
Energy	46,336	0.24%	28,157	0.17%

Total:	$1,244,728	6.55%	$956,895	5.78%

As of March 31, 2015, a portion of the assets of the Equinox Frontier Balanced Fund, Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund and Equinox Frontier Heritage Fund are invested in Swap contracts (Please refer to Note 4 in the Series Financial Statements). Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of March 31, 2015, by market sector.

Interest Rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly affect the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of each Trading Company and accordingly of each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund and Equinox Frontier Balanced Fund (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized interest income that is allocated to each of such Series and 0.75%. Interest income above what is paid to the Managing Owner is retained by the Series. The amounts reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of March 31, 2015 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Principal Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting for the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Scope of Exhibit 31 Certifications

The certifications of the Chief Executive Officer and the Principal Financial Officer of the Managing Owner included as Exhibits 31.1 and 31.2, respectively, to this Form 10-Q apply not only to the Trust as a whole but also to each Series individually.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There are no material legal preceedings to which the Trust or any of its affiliates is a party or of which any of their assets are the subject.

ITEM 1A.	RISK FACTORS.

The section entitled “Risk Factors” beginning on page 18 of the Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-185695) is incorporated by reference into this section.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Registrant for the three months ended March 31, 2015. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Registrant claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act, as a sale by an issuer not involving a public offering.

SERIES	DATE	UNITS	CONSIDERATION
NONE

One hundred percent of the offering proceeds from the sale of Units are initially available for the Series’ trading activities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

31.2	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934 (furnished herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes- Oxley Act of 2002. (furnished herewith)

101	Financials in XBRL format

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Funds
(Registrant)
Date: May 12, 2015
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
Date: May 12, 2015
	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Heritage Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: May 12, 2015	By:	/s/ ROBERT J. ENCK
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
Date: May 12, 2015
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

Date: May 12, 2015	By:	/s/ ROBERT J. ENCK
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

Date: May 12, 2015	By:	/s/ ROBERT J. ENCK
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
Date: May 12, 2015
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
Date: May 12, 2015
	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds