Form 10-Q
period 2015-06-30
Equinox Frontier Funds; Equinox Frontier Balanced Fund; Equinox Frontier Select Fund; Equinox Frontier Masters Fund; Equinox Frontier Diversified Fund; Equinox Frontier Winton Fund; Equinox Frontier Long/Short Commodity Fund; Equinox Frontier Heritage Fund
filed 2015-08-14
CIK 1261379, 1389122, 1389125, 1450722, 1450720, 1389124, 1389128, 1389123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2015

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

Equinox Frontier Select Fund Class 1, Class 2 and Class 3 Units;

Equinox Frontier Winton Fund Class 1, Class 2 and Class 3 Units;

Equinox Frontier Heritage Fund Class 1, Class 2 and Class 3 Units

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF JUNE 30, 2015, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Series of Equinox Frontier Funds

Statements of Financial Condition

June 30, 2015 (Unaudited) and December 31, 2014

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
	6/30/2015	12/31/2014	6/30/2015	12/31/2014	6/30/2015	12/31/2014
ASSETS

Cash and cash equivalents	$4,827,779	$4,210,638	$1,978,484	$2,199,066	$1,119,846	$1,110,779
U.S. Treasury securities, at fair value	29,071,240	31,051,659	11,913,754	16,217,173	6,743,330	8,191,519
Open trade equity, at fair value	—	3,215,206	—	—	—	—
Options purchased, at fair value	374,470	288,413	—	—	—	—
Receivable from futures commission merchants	14,670,707	22,731,129	—	—	—	—
Swap contracts, at fair value	7,615,169	6,570,408	—	—	4,304,209	3,633,060
Investments in unconsolidated trading companies, at fair value	6,198,464	6,594,379	8,767,520	7,901,978	3,896,994	3,814,854
Prepaid service fees - Class 1	23,618	9,534	5,889	6,003	410	505
Interest receivable	498,272	477,250	204,198	249,250	115,577	125,900
Receivable from related parties	—	—	2,976	3,050	2,082	2,612
Other assets	—	249,997	—	—	—	—

Total Assets	$63,279,719	$75,398,613	$22,872,821	$26,576,520	$16,182,448	$16,879,229

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$571,551	$—	$—	$—	$—	$—
Options written, at fair value	219,660	253,018	—	—	—	—
Pending owner additions	1,320	1,527	1,566	2,056	—	—
Owner redemptions payable	—	57,953	—	—	796	19,578
Incentive fees payable to Managing Owner	4,000	2,387,825	41,071	722,043	40,149	158,660
Management fees payable to Managing Owner	83,476	86,486	60,312	64,497	45,710	45,361
Interest payable to Managing Owner	15,798	16,168	5,738	6,898	3,616	3,713
Service fees payable to Managing Owner	36,650	34,905	15,452	17,260	9,149	10,562
Trading fees payable to Managing Owner	124,327	132,984	50,813	55,912	21,626	24,436
Payables to related parties	3,544	2,371	—	—	—	—
Other liabilities	—	—	—	—	—	—

Total Liabilities	1,060,326	2,973,237	174,952	868,666	121,046	262,310

CAPITAL
Managing Owner Units - Class 1	—	—	—	—	—	—
Managing Owner Units - Class 2	2,594,028	2,516,879	688,269	723,207	456,774	426,377
Managing Owner Units - Class 2a	—	—	—	—	264,519	247,434
Managing Owner Units - Class 3	32,642	31,632	31,198	32,741	—	—
Managing Owner Units - Class 3a	—	—	—	—	13,088	12,228
Limited Owner Units - Class 1	15,940,760	19,195,036	9,077,720	11,850,911	—	—
Limited Owner Units - Class 1a	—	—	—	—	5,306,714	5,776,906
Limited Owner Units - Class 2	29,124,659	32,707,413	7,316,511	8,145,536	705,224	820,104
Limited Owner Units - Class 2a	—	—	—	—	1,284,389	1,455,117
Limited Owner Units - Class 3	7,434,967	5,556,649	5,584,171	4,955,459	7,309,331	7,233,099
Limited Owner Units - Class 3a	—	—	—	—	721,363	645,654

Total Owners’ Capital	55,127,056	60,007,609	22,697,869	25,707,854	16,061,402	16,616,919

Non-Controlling Interests	7,092,337	12,417,767	—	—	—	—

Total Capital	62,219,393	72,425,376	22,697,869	25,707,854	16,061,402	16,616,919

Total Liabilities and Capital	$63,279,719	$75,398,613	$22,872,821	$26,576,520	$16,182,448	$16,879,229

Units Outstanding
Class 1	137,951	169,725	82,514	101,632	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	49,518	57,130
Class 2	246,850	282,534	65,443	69,003	7,843	9,013
Class 2a	N/A	N/A	N/A	N/A	13,013	15,291
Class 3	62,912	48,583	49,497	41,897	49,320	52,285
Class 3a	N/A	N/A	N/A	N/A	6,139	5,886

Net Asset Value per Unit
Class 1	$115.55	$113.09	$110.01	$116.61	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$107.17	$101.12
Class 2	$128.49	$124.67	$122.32	$128.53	$148.16	$138.30
Class 2a	N/A	N/A	N/A	N/A	$119.03	$111.35
Class 3	$118.70	$115.03	$113.45	$119.06	$148.20	$138.34
Class 3a	N/A	N/A	N/A	N/A	$119.64	$111.77

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Financial Condition

June 30, 2015 (Unaudited) and December 31, 2014

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	6/30/2015	12/31/2014	6/30/2015	12/31/2014
ASSETS

Cash and cash equivalents	$7,863,320	$5,644,510	$401,143	$878,280
U.S. Treasury securities, at fair value	47,350,232	41,625,860	2,415,549	6,476,939
Receivable from futures commission merchants	9,422,019	22,689,948	12,410,448	—
Open trade equity, at fair value	—	3,297,549	55,956	—
Options purchased, at fair value	—	—	—	—
Swap contracts, at fair value	18,491,634	18,246,954	—	—
Investments in unconsolidated trading companies, at fair value	14,333,796	18,343,927	4,013,269	8,102,141
Interest receivable	811,568	639,769	41,402	99,547
Prepaid service fees	—	—	—	—
Other assets	10	250,013	—	—

Total Assets	$98,272,579	$110,738,530	$19,337,767	$15,556,907

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$778,963	$—	$—	$—
Options written, at fair value	—	—	—	—
Pending owner additions	17,442	18,002	1,411	1,485
Owner redemptions payable	9,088	22,793	—	15,432
Incentive fees payable to Managing Owner	9,517	1,793,318	—	185,791
Management fees payable to Managing Owner	91,646	101,208	26,065	27,835
Interest payable to Managing Owner	101,040	84,976	6,451	13,263
Service fees payable to Managing Owner	156,201	167,151	29,617	32,520
Trading fees payable to Managing Owner	65,193	66,037	9,285	10,119
Payables to related parties	19,434	14,934	1,195	984
Other liabilities	—	—	—	—

Total Liabilities	1,248,524	2,268,419	74,024	287,429

CAPITAL
Managing Owner Units - Class 2	1,449,802	1,425,355	8,389	9,052
Managing Owner Units - Class 2a	193,476	189,344	—	—
Limited Owner Units - Class 1	68,562,471	72,098,275	12,000,655	13,663,563
Limited Owner Units - Class 1AP	724,876	748,275	45,084	47,785
Limited Owner Units - Class 2	22,025,164	22,125,342	1,298,229	1,549,078
Limited Owner Units - Class 2a	359,830	410,943	—	—
Limited Owner Units - Class 3a	2,534,161	2,528,303	—	—

Total Owners’ Capital	95,849,780	99,525,837	13,352,357	15,269,478

Non-Controlling Interests	1,174,275	8,944,274	5,911,386	—

Total Capital	97,024,055	108,470,111	19,263,743	15,269,478

Total Liabilities and Capital	$98,272,579	$110,738,530	$19,337,767	$15,556,907

Units Outstanding
Class 1	520,129	548,117	137,450	142,913
Class 1AP	5,351	5,618	503	494
Class 2	128,815	131,447	10,973	12,128
Class 2a	3,539	3,923	N/A	N/A
Class 3a	16,261	16,577	N/A	N/A

Net Asset Value per Unit
Class 1	$131.82	$131.54	$87.31	$95.61
Class 1AP	$135.49	$133.20	$89.74	$96.82
Class 2	$182.24	$179.16	$119.09	$128.48
Class 2a	$156.36	$153.02	N/A	N/A
Class 3a	$155.85	$152.52	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Financial Condition

June 30, 2015 (Unaudited) and December 31, 2014

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	6/30/2015	12/31/2014	6/30/2015	12/31/2014
ASSETS

Cash and cash equivalents	$4,254,223	$4,012,974	$947,643	$921,598
U.S. Treasury securities, at fair value	25,617,478	29,593,974	5,706,384	6,796,392
Investments in unconsolidated trading companies, at fair value	6,749,039	7,479,658	1,398,043	1,543,386
Swap contracts, at fair value	—	—	7,809,251	7,540,465
Interest receivable	439,076	454,845	97,804	104,457
Other assets	—	—	—	—

Total Assets	$37,059,816	$41,541,451	$15,959,125	$16,906,298

LIABILITIES & CAPITAL

LIABILITIES
Pending owner additions	$14,095	$15,503	$3,334	$3,381
Owner redemptions payable	—	21,902	—	21,408
Incentive fees payable to Managing Owner	—	1,178,364	—	239,327
Management fees payable to Managing Owner	102,252	114,823	23,699	27,944
Interest payable to Managing Owner	61,319	63,722	13,738	14,543
Service fees payable to Managing Owner	46,288	52,753	19,744	20,964
Trading fees payable to Managing Owner	24,963	26,690	8,305	8,676
Payables to related parties	24,445	16,461	3,773	3,178
Other liabilities	—	—	—	—

Total Liabilities	273,362	1,490,218	72,593	339,421

CAPITAL
Managing Owner Units - Class 2	44,739	46,764	74,291	75,621
Limited Owner Units - Class 1	24,319,904	26,870,878	9,141,028	9,761,819
Limited Owner Units - Class 1AP	36,395	38,042	58,494	58,378
Limited Owner Units - Class 2	12,385,416	13,095,549	2,973,068	3,131,561

Total Owners’ Capital	36,786,454	40,051,233	12,246,881	13,027,379

Non-Controlling Interests	—	—	3,639,651	3,539,498

Total Capital	36,786,454	40,051,233	15,886,532	16,566,877

Total Liabilities and Capital	$37,059,816	$41,541,451	$15,959,125	$16,906,298

Units Outstanding
Class 1	146,641	152,717	72,489	74,927
Class 1AP	214	214	452	443
Class 2	57,432	58,093	17,568	18,164

Net Asset Value per Unit
Class 1	$165.85	$175.95	$126.10	$130.28
Class 1AP	$170.46	$178.18	$129.61	$131.93
Class 2	$216.43	$226.23	$173.45	$176.56

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Consolidated Schedule of Investments (Unaudited)

June 30, 2015

		Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
Description		Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS
	Various base metals futures contracts (Europe)	$(291,308)	-0.47%	$—	0.00%	$—	0.00%
	Various currency futures contracts (U.S.)	(50,148)	-0.08%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	15,485	0.02%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	64,131	0.10%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	4,429	0.01%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	2,824	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Oceanic)	4,440	0.01%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	(37,598)	-0.06%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	69,416	0.11%	—	0.00%	—	0.00%
	Various soft futures contracts (Far East)	(37,878)	-0.06%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	171,928	0.28%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	(96,010)	-0.15%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	(43,706)	-0.07%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	(369,243)	-0.59%	—	0.00%	—	0.00%

	Total Long Futures Contracts	$(593,238)	-0.95%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS
	Various base metals futures contracts (Europe)	$210,919	0.34%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (U.S.)	(1,607)	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	49,895	0.08%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	(52,105)	-0.08%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	(440)	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	(72,587)	-0.12%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Oceanic)	38	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	(19,502)	-0.03%	—	0.00%	—	0.00%
	Various precious metal futures contracts (U.S.)	147,760	0.24%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	(37,500)	-0.06%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	(307,586)	-0.49%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	38,769	0.06%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	(64,926)	-0.10%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	233,381	0.38%	—	0.00%	—	0.00%

	Total Short Futures Contracts	$124,509	0.22%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS
	Various currency forwards contracts (NA)	$(102,822)	-0.17%	$—	0.00%	$—	0.00%

	Total Currency Forwards	$(102,822)	-0.17%	$—	0.00%	$—	0.00%

	Total Open Trade Equity (Deficit)	$(571,551)	-0.90%	$—	0.00%	$—	0.00%

OPTIONS PURCHASED
	Various stock index futures contracts (U.S.)	$374,470	0.60%	$—	0.00%	$—	0.00%

	Total Options Purchased	$374,470	0.60%	$—	0.00%	$—	0.00%

OPTIONS WRITTEN
	Various stock index futures contracts (U.S.)	$(219,660)	-0.35%	$—	0.00%	$—	0.00%

	Total Options Written	$(219,660)	-0.35%	$—	0.00%	$—	0.00%

SWAPS (1)
	Frontier XXXV Diversified select swap (U.S.)	$7,615,169	12.24%	—	0.00%	$—	0.00%
	Frontier XXXVII L/S select swap (U.S.)	—	0.00%	—	0.00%	4,304,209	26.80%

	Total Swaps	$7,615,169	12.24%	$—	0.00%	$4,304,209	26.80%

U.S. TREASURY SECURITIES (2)

FACE VALUE		Fair Value		Fair Value		Fair Value
$75,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$22,693,752	36.47%	$9,300,180	40.97%	$5,264,015	32.77%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	6,377,488	10.25%	2,613,574	11.51%	1,479,315	9.21%

		$29,071,240	46.72%	$11,913,754	52.48%	$6,743,330	41.98%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value	Face Value
US Treasury Note 6.000% due 02/15/2026 (2)	$16,925,769	$6,936,389	$3,926,081
US Treasury Note 6.875% due 08/15/2025 (2)	4,513,538	1,849,704	1,046,955

	$21,439,307	$8,786,093	$4,973,036

Additional Disclosure on U.S. Treasury Securities	Cost	Cost	Cost
US Treasury Note 6.000% due 02/15/2026 (2)	$25,533,667	$10,464,012	$5,922,759
US Treasury Note 6.875% due 08/15/2025 (2)	6,321,774	2,590,741	1,466,391

	$31,855,441	$13,054,753	$7,389,150

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Consolidated Schedule of Investments (Unaudited)

June 30, 2015

		Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
Description		Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS
	Various base metals futures contracts (Europe)	$(527,678)	-0.54%	$(945,175)	-4.91%
	Various currency futures contracts (Singapore)	—	0.00%	(364)	0.00%
	Various currency futures contracts (U.S.)	(46,926)	-0.05%	(31,965)	-0.17%
	Various energy futures contracts (Europe)	—	0.00%	7,576	0.04%
	Various energy futures contracts (Far East)	(2,367)	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	(153,601)	-0.16%	10,841	0.06%
	Various interest rates futures contracts (Canada)	44,461	0.05%	—	0.00%
	Various interest rates futures contracts (Europe)	12,519	0.01%	2,616	0.01%
	Various interest rates futures contracts (Far East)	21,602	0.02%	4,188	0.02%
	Various interest rates futures contracts (Oceanic)	636	0.00%	(3,153)	-0.02%
	Various interest rates futures contracts (U.S.)	121,458	0.13%	45,209	0.23%
	Various precious metal futures contracts (Far East)	(3,224)	0.00%	(906)	0.00%
	Various precious metal futures contracts (U.S.)	(35,955)	-0.04%	—	0.00%
	Various soft futures contract (Europe)	(970)	0.00%	—	0.00%
	Various soft futures contracts (Africa)	—	0.00%	(454)	0.00%
	Various soft futures contracts (Canada)	12,047	0.01%	1,178	0.01%
	Various soft futures contracts (Europe)	28,604	0.03%	29,280	0.15%
	Various soft futures contracts (Oceanic)	—	0.00%	(431)	0.00%
	Various soft futures contracts (U.S.)	479,697	0.49%	76,239	0.40%
	Various stock index futures contracts (Africa)	—	0.00%	(1,893)	-0.01%
	Various stock index futures contracts (Canada)	(16,733)	-0.02%	—	0.00%
	Various stock index futures contracts (Europe)	(169,832)	-0.18%	(8,607)	-0.04%
	Various stock index futures contracts (Far East)	(162,496)	-0.17%	(25,716)	-0.13%
	Various stock index futures contracts (Mexico)	184	0.00%	118	0.00%
	Various stock index futures contracts (Oceanic)	(6,474)	-0.01%	—	0.00%
	Various stock index futures contracts (U.S.)	(413,569)	-0.43%	(113,462)	-0.59%

	Total Long Futures Contracts	$(818,617)	-0.86%	$(954,881)	-4.95%

SHORT FUTURES CONTRACTS
	Various base metals futures contracts (Europe)	$472,034	0.49%	$1,098,409	5.70%
	Various base metals futures contracts (U.S.)	7,838	0.01%	20,730	0.11%
	Various currency futures contracts (U.S.)	97,275	0.10%	(92,798)	-0.48%
	Various energy futures contracts (Europe)	—	0.00%	(149)	0.00%
	Various energy futures contracts (Far East)	4,164	0.00%	(1,740)	-0.01%
	Various energy futures contracts (U.S.)	38,884	0.04%	(43,047)	-0.22%
	Various interest rates futures contracts (Canada)	(1,393)	0.00%	(5,002)	-0.03%
	Various interest rates futures contracts (Europe)	8,798	0.01%	11,917	0.06%
	Various interest rates futures contracts (Far East)	214	0.00%	—	0.00%
	Various interest rates futures contracts (Oceanic)	13,172	0.01%	(1,504)	-0.01%
	Various interest rates futures contracts (U.S.)	(44,189)	-0.05%	54,062	0.28%
	Various precious metal futures contracts (Far East)	4,829	0.00%	—	0.00%
	Various precious metal futures contracts (U.S.)	19,350	0.02%	180,010	0.93%
	Various soft futures contract (Europe)	—	0.00%	(800)	0.00%
	Various soft futures contracts (Europe)	(33,452)	-0.03%	(5,913)	-0.03%
	Various soft futures contracts (Far East)	2,939	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	(385,677)	-0.40%	(275,325)	-1.43%
	Various stock index futures contracts (Africa)	389	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	5,688	0.01%	—	0.00%
	Various stock index futures contracts (Europe)	871	0.00%	88	0.00%
	Various stock index futures contracts (Far East)	3,125	0.00%	8,561	0.04%
	Various stock index futures contracts (Oceanic)	26,744	0.03%	6,243	0.03%
	Various stock index futures contracts (U.S.)	25,654	0.03%	31,562	0.16%

	Total Short Futures Contracts	$267,257	0.27%	$985,304	5.10%

	CURRENCY FORWARDS
	Various currency forwards contracts (NA)	$(227,603)	-0.23%	$25,533	0.13%

	Total Currency Forwards	$(227,603)	-0.23%	$25,533	0.13%

	Total Open Trade Equity (Deficit)	$(778,963)	-0.82%	$55,956	0.28%

	SWAPS (1)
	Frontier XXXIV Balanced select swap (U.S.)	$18,491,634	19.06%	$—	0.00%

	Total Swaps	$18,491,634	19.06%	$—	0.00%

U.S. TREASURY SECURITIES (2)

FACE VALUE		Fair Value		Fair Value
$75,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$36,962,801	38.10%	$1,885,640	9.79%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	10,387,431	10.71%	529,909	2.75%

		$47,350,232	48.81%	$2,415,549	12.54%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$27,568,106		$1,406,374
	US Treasury Note 6.875% due 08/15/2025 (2)	7,351,495		375,033

		$34,919,601		$1,781,407

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$41,588,353		$2,121,610
	US Treasury Note 6.875% due 08/15/2025 (2)	10,296,688		525,281

		$51,885,041		$2,646,891

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Consolidated Schedule of Investments (Unaudited)

June 30, 2015

		Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
Description		Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
SWAPS (1)
	Frontier Brevan Howard swap (U.S.)	$—	0.00%	$7,809,251	49.16%

	Total Swaps	$—	0.00%	$7,809,251	49.16%

U.S. TREASURY SECURITIES (2)

FACE VALUE		Fair Value		Fair Value
$75,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$19,997,657	54.36%	$4,454,549	28.04%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	5,619,821	15.28%	1,251,835	7.88%

		$25,617,478	69.64%	$5,706,384	35.92%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$14,914,929		$3,322,354
	US Treasury Note 6.875% due 08/15/2025 (2)	3,977,314		885,961

		$18,892,243		$4,208,315

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$22,500,180		$5,011,996
	US Treasury Note 6.875% due 08/15/2025 (2)	5,570,726		1,240,899

		$28,070,906		$6,252,895

(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

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

The Series of Equinox Frontier Funds

Statements of Operations

For the Three Months Ended June 30, 2015 and 2014

(Unaudited)

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
	6/30/2015	6/30/2014	6/30/2015	6/30/2014	6/30/2015	6/30/2014
Investment income:
Interest - net	$155,143	$135,499	$68,655	$71,429	$43,133	$47,605

Total Income	155,143	135,499	68,655	71,429	43,133	47,605

Expenses:
Incentive Fees	4,000	954,829	41,072	168,094	40,149	—
Management Fees	243,004	271,073	182,496	230,233	131,237	223,050
Service Fees - Class 1	108,250	125,184	60,813	76,310	29,629	30,304
Trading Fees	351,096	307,242	147,701	147,195	65,150	64,027

Total Expenses	706,350	1,658,328	432,082	621,832	266,165	317,381

Investment (loss) - net	(551,207)	(1,522,829)	(363,427)	(550,403)	(223,032)	(269,776)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	480,498	—	—	—	—	(144,365)
Net change in open trade equity/(deficit)	(3,084,315)	—	—	—	—	1,767,132
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—
Net unrealized gain/(loss) on swap contracts	(1,943,955)	188,167	—	—	(997,763)	186,322
Net realized gain/(loss) on U.S. Treasury securities	133,349	(17,129)	56,105	(9,105)	33,884	(6,059)
Net unrealized gain/(loss) on U.S. Treasury securities	(1,267,982)	535,347	(572,666)	284,576	(345,884)	192,801
Trading commissions	(182,250)	—	—	—	—	(8,038)
Change in fair value of investments in unconsolidated trading companies	(1,411,843)	3,363,720	(2,913,886)	1,844,351	(512,304)	(466,714)

Net gain/(loss) on investments	(7,276,498)	4,070,105	(3,430,447)	2,119,822	(1,822,067)	1,521,079

NET INCREASE/(DECREASE) IN CAPITAL
RESULTING FROM OPERATIONS	(7,827,705)	2,547,276	(3,793,874)	1,569,419	(2,045,099)	1,251,303

Less: Operations attributable to non-controlling interests	(322,342)	—	—	—	—	1,139,624

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM
OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(7,505,363)	$2,547,276	$(3,793,874)	$1,569,419	$(2,045,099)	$111,679

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS
ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(16.11)	$4.00	$(18.37)	$5.67	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$(13.53)	$0.34
Class 2	$(17.27)	$4.76	$(19.80)	$6.61	$(18.04)	$0.69
Class 2a	N/A	N/A	N/A	N/A	$(14.46)	$0.76
Class 3	$(15.87)	$4.45	$(18.28)	$6.17	$(17.86)	$0.69
Class 3a	N/A	N/A	N/A	N/A	$(14.45)	$0.82

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Operations

For the Three Months Ended June 30, 2015 and 2014

(Unaudited)

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	6/30/2015	6/30/2014	6/30/2015	6/30/2014
Investment income:
Interest - net	$8,003	$6,543	$—	$—

Total Income/(loss)	8,003	6,543	—	—

Expenses:
Incentive Fees	9,517	902,054	—	26,677
Management Fees	267,377	264,152	78,206	140,286
Service Fees - Class 1	556,081	492,255	101,967	97,799
Trading Fees	194,144	167,758	28,454	27,150

Total Expenses	1,027,119	1,826,219	208,627	291,912

Investment (loss) - net	(1,019,116)	(1,819,676)	(208,627)	(291,912)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(2,682,859)	4,111,434	(2,163,972)	—
Net change in open trade equity/(deficit)	(1,047,941)	623,763	(902,659)	—
Net realized gain/(loss) on swap contracts	—	—	—	—
Net unrealized gain/(loss) on swap contracts	(4,981,998)	856,058	—	—
Net realized gain/(loss) on U.S. Treasury securities	215,325	(31,461)	12,618	(4,607)
Net unrealized gain/(loss) on U.S. Treasury securities	(2,126,900)	967,127	(126,672)	138,584
Trading commissions	(124,528)	(345,203)	(33,722)	—
Change in fair value of investments in unconsolidated trading companies	(854,236)	197,789	(856,713)	768,926

Net gain/(loss) on investments	(11,603,137)	6,379,507	(4,071,120)	902,903

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(12,622,253)	4,559,831	(4,279,747)	610,991

Less: Operations attributable to non-controlling interests	(473,996)	2,854,321	(1,366,570)	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(12,148,257)	$1,705,510	$(2,913,177)	$610,991

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(16.98)	$1.87	$(18.85)	$3.22
Class 1AP	$(16.31)	N/A	$(18.57)	N/A
Class 2	$(21.93)	$3.54	$(24.64)	$5.01
Class 2a	$(18.40)	$3.30	N/A	N/A
Class 3a	$(18.34)	$3.29	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Operations

For the Three Months Ended June 30, 2015 and 2014

(Unaudited)

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	6/30/2015	6/30/2014	6/30/2015	6/30/2014
Investment income:
Interest - net	$27	$—	$—	$—

Total Income	27	—	—	—

Expenses:
Incentive Fees	—	415,629	—	86,999
Management Fees	307,212	287,648	70,986	81,966
Service Fees - Class 1	198,125	177,981	74,974	65,875
Trading Fees	74,984	64,049	25,063	21,279

Total Expenses	580,321	945,307	171,023	256,119

Investment (loss) - net	(580,294)	(945,307)	(171,023)	(256,119)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—	—
Net change in open trade equity/(deficit)	—	—	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—
Net unrealized gain/(loss) on swap contracts	—	—	(1,791,079)	745,910
Net realized gain/(loss) on U.S. Treasury securities	111,546	(14,220)	25,632	(4,016)
Net unrealized gain/(loss) on U.S. Treasury securities	(1,170,077)	457,602	(265,944)	122,590
Trading commissions	—	—	—	(3,500)
Change in fair value of investments in unconsolidated trading companies	(4,061,244)	2,553,073	(739,054)	557,360

Net gain/(loss) on investments	(5,119,775)	2,996,455	(2,770,445)	1,418,344

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(5,700,069)	2,051,148	(2,941,468)	1,162,225

Less: Operations attributable to non-controlling interests	—	—	(839,599)	329,960

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(5,700,069)	$2,051,148	$(2,101,869)	$832,265

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(26.05)	$8.14	$(21.77)	$7.02
Class 1AP	$(25.31)	N/A	$(21.25)	N/A
Class 2	$(32.13)	$11.59	$(28.44)	$10.31

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Operations

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	6/30/2015	6/30/2014	6/30/2015		6/30/2014	6/30/2015	6/30/2014
Investment income:
Interest - net	$324,401	$300,377	$139,819		$166,701	$90,191	$116,852

Total Income	324,401	300,377	139,819		166,701	90,191	116,852

Expenses:
Incentive Fees	1,638,242	1,386,913	576,374		181,806	279,366	—
Management Fees	489,308	547,629	361,156		507,313	254,273	509,680
Service Fees - Class 1	230,168	273,595	125,991		180,593	61,529	68,868
Trading Fees	721,898	649,807	301,334		323,110	134,078	146,001

Total Expenses	3,079,616	2,857,944	1,364,855		1,192,822	729,246	724,549

Investment (loss) - net	(2,755,215)	(2,557,567)	(1,225,036)		(1,026,121)	(639,055)	(607,697)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	8,881,667	325,885	—		—	—	(2,580,860)
Net change in open trade equity/(deficit)	(3,212,206)	(83,337)	—		—	—	961,346
Net realized gain/(loss) on swap contracts	—	—	—		—	—	—
Net unrealized gain/(loss) on swap contracts	1,044,760	(391,235)	—		—	(328,851)	(238,462)
Net realized gain/(loss) on U.S. Treasury securities	133,349	(127,713)	56,105		(71,630)	33,884	(54,879)
Net unrealized gain/(loss) on U.S. Treasury securities	(583,896)	1,883,962	(228,422)		1,060,897	(217,116)	774,729
Trading commissions	(366,567)	(6,386)	—		—	—	(415,314)
Change in fair value of investments in unconsolidated trading companies	2,060,866	884,399	181,873		(9,085)	1,422,221	(1,012,360)

Net gain/(loss) on investments	7,957,973	2,485,576	9,556		980,182	910,138	(2,565,800)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	5,202,758	(71,992)	(1,215,480)		(45,939)	271,083	(3,173,497)

Less: Operations attributable to non-controlling interests	2,991,055	325,371	—		—	—	(766,822)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$2,211,703	$(397,362)	$(1,215,480)		$(45,939)	$271,083	$(2,406,675)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$2.46	$(0.33)	$(6.60)		$1.14	N/A	N/A
Class 1a	N/A	N/A	N/A		N/A	$6.05	$(9.97)
Class 2	$3.82	$0.46	$(6.21)		$2.11	$9.86	$(13.09)
Class 2a	N/A	N/A	N/A		N/A	$7.68	$(10.02)
Class 3	$3.67	$3.16	$(5.61	) (1)	$2.06	$9.86	$(13.10)
Class 3a	N/A	N/A	N/A		N/A	$7.87	$(9.91)

(1)	Class 3 operations began February 25, 2014.

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Statements of Operations

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	6/30/2015	6/30/2014	6/30/2015	6/30/2014
Investment income:
Interest - net	$15,193	$15,073	$—	$—

Total Income/(loss)	15,193	15,073	—	—

Expenses:
Incentive Fees	1,496,474	1,453,340	158,971	26,677
Management Fees	526,972	554,537	158,278	278,724
Service Fees - Class 1	1,118,882	1,041,703	208,868	203,387
Trading Fees	389,488	355,157	58,347	56,552

Total Expenses	3,531,816	3,404,737	584,464	565,340

Investment (loss) - net	(3,516,623)	(3,389,664)	(584,464)	(565,340)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	3,592,820	7,730,596	121,655	—
Net change in open trade equity/(deficit)	(2,413,756)	(1,535,401)	(1,606,742)	—
Net realized gain/(loss) on swap contracts	—	—	—	—
Net unrealized gain/(loss) on swap contracts	244,680	(630,474)	—	—
Net realized gain/(loss) on U.S. Treasury securities	215,325	(225,870)	12,618	(34,988)
Net unrealized gain/(loss) on U.S. Treasury securities	(1,389,049)	3,414,775	32,740	496,053
Trading commissions	(266,438)	(631,520)	(65,896)	—
Change in fair value of investments in unconsolidated trading companies	4,668,213	(3,884,435)	175,736	(328,501)

Net gain/(loss) on investments	4,651,795	4,237,671	(1,329,889)	132,564

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	1,135,172	848,007	(1,914,353)	(432,776)

Less: Operations attributable to non-controlling interests	356,146	3,307,859	(684,237)	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$779,026	$(2,459,852)	$(1,230,116)	$(432,776)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$0.28	$(2.43)	$(8.30)	$(1.63)
Class 1AP (1)	$2.29	N/A	$(7.08)	N/A
Class 2	$3.08	$(1.14)	$(9.39)	$(0.58)
Class 2a	$3.34	$(0.32)	N/A	N/A
Class 3a	$3.33	$(0.32)	N/A	N/A

(1)	Class 1AP began trading July 31, 2014

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Statements of Operations

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	6/30/2015	6/30/2014	6/30/2015	6/30/2014
Investment income:
Interest - net	$27	$41	$—	$—

Total Income	27	41	—	—

Expenses:
Incentive Fees	715,409	415,629	132,676	86,999
Management Fees	630,317	568,021	148,884	161,975
Service Fees - Class 1	403,462	360,945	151,991	138,600
Trading Fees	151,960	128,644	50,754	44,378

Total Expenses	1,901,148	1,473,239	484,305	431,952

Investment (loss) - net	(1,901,121)	(1,473,198)	(484,305)	(431,952)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—	—
Net change in open trade equity/(deficit)	—	—	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—
Net unrealized gain/(loss) on swap contracts	—	—	268,786	(462,653)
Net realized gain/(loss) on U.S. Treasury securities	111,546	(97,349)	25,632	(28,835)
Net unrealized gain/(loss) on U.S. Treasury securities	(616,192)	1,429,792	(139,125)	422,594
Trading commissions	—	—	—	(3,500)
Change in fair value of investments in unconsolidated trading companies	381,989	1,560,816	122,347	254,158

Net gain/(loss) on investments	(122,657)	2,893,259	277,640	181,764

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(2,023,778)	1,420,061	(206,665)	(250,188)

Less: Operations attributable to non-controlling interests	—	—	127,516	(208,034)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(2,023,778)	$1,420,061	$(334,181)	$(42,154)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(10.10)	$5.48	$(4.18)	$0.53
Class 1AP (1)	$(7.72)	N/A	$(2.32)	N/A
Class 2	$(9.80)	$9.55	$(3.11)	$2.72

(1)	Class 1AP began trading July 31, 2014

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2015

(Unaudited)

	Equinox Frontier Diversified Fund							Equinox Frontier Masters Fund
	Class 1	Class 2	Class 2	Class 3	Class 3			Class 1	Class 2	Class 2	Class 3	Class 3
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2014	$19,195,036	$2,516,879	$32,707,413	$31,632	$5,556,649	$12,417,767	$72,425,376	$11,850,911	$723,207	$8,145,536	$32,741	$4,955,459	$—	$25,707,854

Sale of Units	1,270,579	—	1,189,861	—	3,413,792	—	5,874,232	989,895	—	10,000	—	2,498,048	—	3,497,943
Redemption of Units	(5,313,927)	—	(6,218,435)	—	(1,578,475)	—	(13,110,837)	(3,183,426)	—	(483,171)	—	(1,625,851)	—	(5,292,448)
Change in control of ownership - Trading Companies	—	—	—	—	—	(8,316,485)	(8,316,485)	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	2,991,055	2,991,055	—	—	—	—	—	—	—
Payment made by the Managing Owner	47,134	—	82,416	—	14,799	—	144,349	—	—	—	—	—	—	—
Net increase/(decrease) in Owners’
Capital resulting from operations	741,938	77,149	1,363,404	1,010	28,202	—	2,211,703	(579,660)	(34,938)	(355,854)	(1,543)	(243,485)	—	(1,215,480)

Owners’ Capital, June 30, 2015	$15,940,760	$2,594,028	$29,124,659	$32,642	$7,434,967	$7,092,337	$62,219,393	$9,077,720	$688,269	$7,316,511	$31,198	$5,584,171	$—	$22,697,869

Owners’ Capital - Units, December 31, 2014	169,725	14,576	267,958	275	48,308			101,632	5,627	63,376	275	41,622

Sale of Units	10,551	—	8,618	—	26,878			7,886	—	77	—	20,733
Redemption of Units	(42,325)	—	(44,302)	—	(12,549)			(27,004)	—	(3,637)	—	(13,133)

Owners’ Capital - Units, June 30, 2015	137,951	14,576	232,274	275	62,637			82,514	5,627	59,816	275	49,222

			(1)		(1)					(1)		(1)
Net asset value per unit at December 31, 2014	$113.09		$124.67		$115.03			$116.61		$128.53		$119.06

Change in net asset value per unit for the six months ended June 30, 2015	2.46		3.82		3.67			(6.60)		(6.21)		(5.61)

Net asset value per unit at June 30, 2015	$115.55		$128.49		$118.70			$110.01		$122.32		$113.45

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2015

(Unaudited)

	Equinox Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 1a	Class 2a		Class 3a
	Managing Owner	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2014	$426,377	$820,104	$7,233,099	$5,776,906	$247,434	$1,455,117	$12,228	$645,654	$16,616,919

Sale of Units	—	—	—	23,000	—	5,000	—	120,785	148,785
Redemption of Units	—	(181,144)	(454,734)	(874,536)	—	(281,680)	—	(90,453)	(1,882,547)
Payment made by the Managing Owner	—	69,364	397,940	312,393	—	90,860	—	36,605	907,162
Net increase/(decrease) in Owners’									—
Capital resulting from operations attributable to controlling interests	30,397	(3,100)	133,026	68,951	17,085	15,092	860	8,772	271,083

Owners’ Capital, June 30, 2015	$456,774	$705,224	$7,309,331	$5,306,714	$264,519	$1,284,389	$13,088	$721,363	$16,061,402

Owners’ Capital - Units, December 31, 2014	3,083	5,930	52,285	57,130	2,222	13,069	109	5,777

Sale of Units	—	—	—	211	—	40	—	969
Redemption of Units	—	(1,170)	(2,965)	(7,823)	—	(2,318)	—	(716)

Owners’ Capital - Units, June 30, 2015	3,083	4,760	49,320	49,518	2,222	10,791	109	6,030

		(1)				(1)		(1)

Net asset value per unit at December 31, 2014		$138.30	$138.34	$101.12		$111.35		$111.77

Change in net asset value per unit for the six months ended June 30, 2015		9.86	9.86	6.05		7.68		7.87

Net asset value per unit at June 30, 2015		$148.16	$148.20	$107.17		$119.03		$119.64

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Six Months Ended June 30, 2015

(Unaudited)

	Equinox Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2014	$72,098,275	$748,275	$1,425,355	$22,125,342	$189,344	$410,943	$2,528,303	$8,944,274	$108,470,111

Sale of Units	117,365	1,457	—	9,409	—	—	—	—	128,231
Redemption of Units	(4,065,683)	(39,001)	—	(524,931)	—	(60,850)	(52,948)	—	(4,743,413)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	(8,126,145)	(8,126,145)
Contributions	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—
Payment made by the Managing Owner	115,486	1,222	—	38,375	—	885	4,131	—	160,099
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	356,146	356,146
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	297,028	12,923	24,447	376,969	4,132	8,852	54,675	—	779,026

Owners’ Capital, June 30, 2015	$68,562,471	$724,876	$1,449,802	$22,025,164	$193,476	$359,830	$2,534,161	$1,174,275	$97,024,055

Owners’ Capital - Units, December 31, 2014	548,117	5,618	7,956	123,491	1,237	2,686	16,577

Sale of Units	830	10	—	48	—	—	—
Redemption of Units	(28,818)	(277)	—	(2,680)	—	(384)	(316)

Owners’ Capital - Units, June 30, 2015	520,129	5,351	7,956	120,859	1,237	2,302	16,261

				(1)		(1)
Net asset value per unit at December 31, 2014	$131.54	$133.20		$179.16		$153.02	$152.52

Change in net asset value per unit for the six months ending June 30, 2015	0.28	2.29		3.08		3.34	3.33

Net asset value per unit at June 30, 2015	$131.82	$135.49		$182.24		$156.36	$155.85

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Six Months Ending June 30, 2015

(Unaudited)

	Equinox Frontier Select Fund						Equinox Frontier Winton Fund					Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2		Non- Controlling Interests		Class 1	Class 1AP	Class 2			Class 1	Class 1AP	Class 2		Non- Controlling Interests
	Limited Owners	Limited Owners	Managing Owner	Limited Owners		Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners		Total
Owners’ Capital, December 31, 2014	$13,663,563	$47,785	$9,052	$1,549,078	$—	$15,269,478	$26,870,878	$38,042	$46,764	$13,095,549	$40,051,233	$9,761,819	$58,378	$75,621	$3,131,561	$3,539,498	$16,566,877

Sale of Units	10,068	930	—	—	—	10,998	93,346	—	—	—	93,346	21,905	1,288	—	—	—	23,193
Redemption of Units	(545,555)	—	—	(152,448)	—	(698,003)	(1,185,987)	—	—	(148,360)	(1,334,347)	(356,862)	—	—	(112,648)	—	(469,510)
Change in control of ownership - Trading Companies	—	—	—	—	6,595,623	6,595,623	—	—	—	—	—	—	—	—	—	(27,363)	(27,363)
Operations attributable to non-controlling interests	—	—	—	—	(684,237)	(684,237)	—	—	—	—	—	—	—	—	—	127,516	127,516
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(1,127,421)	(3,631)	(663)	(98,401)	—	(1,230,116)	(1,458,333)	(1,647)	(2,025)	(561,773)	(2,023,778)	(285,834)	(1,172)	(1,330)	(45,845)	—	(334,181)

Owners’ Capital, June 30, 2015	$12,000,655	$45,084	$8,389	$1,298,229	$5,911,386	$19,263,743	$24,319,904	$36,395	$44,739	$12,385,416	$36,786,454	$9,141,028	$58,494	$74,291	$2,973,068	$3,639,651	$15,886,532

Owners’ Capital - Units, December 31, 2014	142,913	494	70	12,058			152,717	214	207	57,886		74,927	443	428	17,736

Sale of Units	101	9	—	—			515	—	—	—		158	9	—	—
Redemption of Units	(5,564)	—	—	(1,155)			(6,591)	—	—	(661)		(2,596)	—	—	(596)

Owners’ Capital - Units, June 30, 2015	137,450	503	70	10,903			146,641	214	207	57,225		72,489	452	428	17,140

				(1)						(1)					(1)
Net asset value per unit at December 31, 2014	$95.61	$96.82		$128.48			$175.95	$178.18		$226.23		$130.28	$131.93		$176.56

Change in net asset value per unit for the six months ended June 30, 2015	(8.30)	(7.08)		(9.39)			(10.10)	(7.72)		(9.80)		(4.18)	(2.32)		(3.11)

Net asset value per unit at June 30, 2015	$87.31	$89.74		$119.09			$165.85	$170.46		$216.43		$126.10	$129.61		$173.45

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Six Months Ended June 30, 2015

(Unaudited)

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
	6/30/2015	6/30/2014	6/30/2015	6/30/2014	6/30/2015	6/30/2014
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$2,211,703	$(71,992)	$(1,215,480)	$(45,939)	$271,083	$(3,173,497)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity/(deficit), at fair value	3,786,757	—	—	—	—	(191,069)
Net change in options purchased, at fair value	(86,056)	—	—	—	—	98,740
Net change in options written, at fair value	(33,358)	—	—	—	—	(172,650)
Net change in ownership allocation of U.S. Treasury securities	102,792	(3,148,617)	3,692,889	3,061,783	947,060	2,706,178
Net realized (gain) on swap contracts	—	—	—	—	—	—
Net unrealized (gain)/loss on swap contracts	(1,044,760)	391,235	—	—	328,851	238,462
Net unrealized (gain)/loss on U.S. Treasury securities	583,896	(1,883,962)	228,422	(1,060,897)	217,117	(774,729)
Net realized (gain)/loss on U.S. Treasury securities	(133,349)	127,713	(56,105)	71,630	(33,884)	54,879
(Purchases) sales of:
Sales of U.S. Treasury securities	6,214,322	14,517,974	2,729,817	8,028,811	1,713,661	5,971,219
Purchase of U.S. Treasury securities	(4,787,243)	—	(2,291,604)	—	(1,395,765)	—
Purchase of Swap contracts	—	—	—	—	(1,000,000)	—
Increase and/or decrease in:
Receivable from futures commission merchants	8,060,422	—	—	—	—	7,836,808
Change in control of ownership - trading companies	(5,325,430)	(325,371)	—	—	—	(2,462,220)
Investments in unconsolidated trading companies, at fair value	395,915	3,087,509	(865,542)	(172,000)	(82,140)	(2,457,886)
Prepaid service fees - Class 1	(14,084)	(1,665)	114	9,544	95	2,002
Interest receivable	(21,022)	32,060	45,052	91,642	10,323	77,778
Receivable from related parties	—	1,035	74	(1,206)	530	(128)
Other assets	249,997	—	—	—	—	—
Incentive fees payable to Managing Owner	(2,383,825)	379,279	(680,972)	168,094	(118,511)	—
Management fees payable to Managing Owner	(3,010)	(15,618)	(4,185)	(28,933)	349	(44,175)
Interest payable to Managing Owner	(370)	(4,543)	(1,160)	(3,798)	(97)	(3,948)
Trading fees payable to Managing Owner	(8,657)	(25,282)	(5,099)	(21,589)	(2,810)	(14,458)
Service fees payable to Managing Owner	1,745	(11,281)	(1,808)	(16,297)	(1,413)	(5,090)
Payables to related parties	1,172	—	—	—	—	—
Other liabilities	—	1,813	—	—	—	—

Net cash provided by (used in) operating activities	7,767,557	13,050,287	1,574,413	10,080,825	854,449	7,686,216

Cash Flows from Financing Activities:
Proceeds from sale of units	5,874,232	2,717,767	3,497,943	2,939,625	148,785	401,977
Payment for redemption of units	(13,110,837)	(13,973,647)	(5,292,448)	(12,287,701)	(1,882,547)	(7,567,551)
Payment made by the Managing Owner	144,349	—	—	—	907,162	—
Pending owner additions	(207)	(1,463)	(490)	(18)	—	—
Owner redemptions payable	(57,953)	335,367	—	(3,102)	(18,782)	(91,056)

Net cash provided by (used in) financing activities	(7,150,416)	(10,921,976)	(1,794,995)	(9,351,196)	(845,382)	(7,256,630)

Net increase (decrease) in cash and cash equivalents	617,141	2,128,311	(220,582)	729,629	9,067	429,586

Cash and cash equivalents, beginning of period	4,210,638	1,827,897	2,199,066	1,125,954	1,110,779	810,418

Cash and cash equivalents, end of period	$4,827,779	$3,956,208	$1,978,484	$1,855,563	$1,119,846	$1,240,004

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	6/30/2015	6/30/2014	6/30/2015	6/30/2014
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$779,026	$848,007	$(1,230,116)	$(432,776)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	4,076,512	1,631,455	(55,956)	—
Net change in options purchased, at fair value	—	165,915	—	—
Net change in options written, at fair value	—	(183,856)	—	—
Net change in ownership allocation of U.S. Treasury securities	(10,786,387)	1,384,849	4,418,169	551,952
Net unrealized (gain)/loss on swap contracts	(244,680)	—	—	—
Net realized (gain)/loss on swap contracts	—	630,474	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	1,389,049	(3,414,775)	(32,740)	(496,053)
Net realized (gain)/loss on U.S. Treasury securities	(215,325)	225,870	(12,618)	34,988
(Purchases) sales of:
Sales of U.S. Treasury securities	10,249,014	26,111,089	600,508	3,956,690
Purchases of U.S. Treasury securities	(6,360,723)	—	(911,929)	—
Increase and/or decrease in:
Receivable from futures commission merchants	13,267,929	10,787,977	(12,410,448)	—
Change in control of ownership - trading companies	(7,769,999)	(8,927,933)	5,911,386	—
Investments in unconsolidated trading companies, at fair value	4,010,131	(5,848,870)	4,088,872	(455,524)
Prepaid service fees - Class 1	—	234	—	—
Interest receivable	(171,799)	178,389	58,145	33,530
Receivable from other series	—	—	—	—
Receivable from related parties	—	—	—	—
Other assets	250,003	45	—	—
Incentive fees payable to Managing Owner	(1,783,801)	210,121	(185,791)	26,677
Management fees payable to Managing Owner	(9,562)	(24,391)	(1,770)	(1,557)
Interest payable to Managing Owner	16,064	(51,818)	(6,812)	(8,194)
Trading fees payable to Managing Owner	(844)	(17,116)	(834)	(2,307)
Service fees payable to Managing Owner	(10,950)	(43,842)	(2,903)	(7,625)
Payables to related parties	4,500	5,004	211	269
Other liabilities	—	—	—	—

Net cash provided by (used in) operating activities	6,688,158	23,666,828	225,374	3,200,070

Cash Flows from Financing Activities:
Proceeds from sale of units	128,231	83,053	10,998	4,943
Payment for redemption of units	(4,743,413)	(20,064,605)	(698,003)	(2,846,634)
Payment made by the Managing Owner	160,099	—	—	—
Pending owner additions	(560)	(2,731)	(74)	(153)
Owner redemptions payable	(13,705)	(821,324)	(15,432)	17,098

Net cash provided by (used in) financing activities	(4,469,348)	(20,805,607)	(702,511)	(2,824,746)

Net increase (decrease) in cash and cash equivalents	2,218,810	2,861,221	(477,137)	375,324

Cash and cash equivalents, beginning of period	5,644,510	3,292,570	878,280	494,931

Cash and cash equivalents, end of period	$7,863,320	$6,153,791	$401,143	$870,255

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	6/30/2015	6/30/2014	6/30/2015	6/30/2014
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(2,023,778)	$1,420,061	$(334,181)	$(250,188)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	—	—	—	—
Net change in ownership allocation of U.S. Treasury securities	2,175,647	(3,994,960)	687,650	302,509
Net unrealized (gain)/loss on swap contracts	—	—	(268,786)	462,653
Net realized (gain)/loss on swap contracts	—	—	—	—
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	616,192	(1,429,792)	139,126	(422,594)
Net realized (gain) loss on U.S. Treasury securities, at fair value	(111,546)	97,349	(25,632)	28,835
(Purchases) sale of:
Sales of U.S. Treasury Securities	5,740,839	11,348,872	1,293,839	3,316,905
Purchases of U.S. Treasury Securities	(4,444,636)	—	(1,004,975)	—
Increase and/or decrease in:
Change in control of ownership of trading companies	—	—	100,153	855
Investments in unconsolidated trading companies, at fair value	730,619	(2,247,207)	145,343	(480,022)
Interest receivable	15,769	6,900	6,653	24,563
Receivable from related parties	—	—	—	—
Other assets	—	—	—	—
Incentive fees payable to Managing Owner	(1,178,364)	315,369	(239,327)	71,588
Management fees payable to Managing Owner	(12,571)	(28,976)	(4,245)	(384)
Interest payable to Managing Owner	(2,403)	(10,769)	(805)	(6,906)
Trading fees payable to Managing Owner	(1,727)	(2,019)	(371)	(1,961)
Service fees payable to Managing Owner	(6,465)	(4,913)	(1,220)	(6,039)
Payables to related parties	7,984	5,133	595	1,386
Other liabilities	—	—	—	3,500

Net cash provided by (used in) operating activities	1,505,560	5,475,048	493,817	3,044,700

Cash Flows from Financing Activities:
Proceeds from sale of units	93,346	67,734	23,193	11,982
Payment for redemption of units	(1,334,347)	(3,788,762)	(469,510)	(2,700,710)
Pending owner additions	(1,408)	(1,268)	(47)	(796)
Owner redemptions payable	(21,902)	(76,900)	(21,408)	—

Net cash provided by (used in) financing activities	(1,264,311)	(3,799,196)	(467,772)	(2,689,524)

Net increase (decrease) in cash and cash equivalents	241,249	1,675,852	26,045	355,176

Cash and cash equivalents, beginning of period	4,012,974	1,325,731	921,598	424,001

Cash and cash equivalents, end of period	$4,254,223	$3,001,583	$947,643	$779,177

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

The Trust, with respect to each Series:

•	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

•	allocates funds to a limited liability trading company or companies (“Trading Company”). Except as otherwise described in these notes, each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s assets and make the trading decisions for the assets of each Series invested in such Trading Company. Each Trading Company will segregate its assets from any other Trading Company;

•	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

•	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

•	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

•	maintains each Series of Units in three to six classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units.

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

As of June 30, 2015, the Trust, with respect to the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Equinox Frontier Balanced Fund and the Equinox Frontier Long/Short Commodity Fund separates Units into a maximum of six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of U.S. Treasury Securities Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

As of June 30, 2015, Equinox Frontier Winton Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies and one or more Trading Advisors may manage the assets invested in such Trading Companies.

The Trust has entered into agreements, which provide for the indemnification of futures clearing brokers, currency trading companies, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or bad faith.

On November 26, 2014, the Trust’s portfolio management team approved an allocation change in an Emil Van Essen trading program that was not fully implemented as intended. As a result, certain series who invested in Emil Van Essen were not allocated sufficient gains and certain other series who invested in Emil Van Essen suffered greater losses. In January 2015, the Managing Owner determined to make a payment to the affected investors within the Equinox Frontier Balanced Fund, Equinox Frontier Diversified Fund and Equinox Frontier Long/Short Commodity Fund, in the aggregate amount of $1,211,610 to reimburse the effect of the missed gain or higher loss on such investors in the series, and such amount was recorded in the Statements of Changes in Owners’ Capital as Payment Made by the Managing Owner.

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

As of June 30, 2015, the consolidated balance sheet of Equinox Frontier Balanced Fund included the assets and liabilities of its majority owned Trading Companies. These Trading Companies include Frontier Trading Company XIV, LLC, Frontier Trading Company XXIII, LLC, Frontier Trading Company XXIX, LLC and Frontier Trading Company XXXIV, LLC.

For the six months ended June 30, 2015, the consolidated income statement of Equinox Frontier Balanced Fund included the earnings of its majority owned Trading Companies listed above.

As of June 30, 2015, the consolidated balance sheet of Equinox Frontier Long/Short Commodity Fund included the assets and liabilities of its majority owned Trading Company, Frontier Trading Company XXXVII, LLC.

For the six months ended June 30, 2015, the consolidated income statement of Equinox Frontier Long/Short Commodity Fund included the earnings of its majority owned Trading Companies listed above.

As of June 30, 2015, the consolidated balance sheet of Equinox Frontier Diversified Fund included the assets and liabilities of its majority owned Frontier Trading Company I, LLC and, Frontier Trading Company XXXV, LLC.

For the six months ended June 30, 2015, the consolidated income statement of Equinox Frontier Diversified Fund included the earnings of its majority owned Trading Companies listed above.

As of and for the six months ended June 30, 2015, the consolidated balance sheet and income statement of Equinox Frontier Heritage Fund included the assets, liabilities and earnings of its majority owned Trading Company, Frontier Trading Company XXXIX, LLC.

As of and for the six months ended June 30, 2015, the consolidated balance sheet and income statement of Equinox Frontier Select Fund included the assets, liabilities and earnings of its majority owned Trading Company, Frontier Trading Company XV, LLC except for the earnings from January 1, 2015 to January 2, 2015.

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

Cash and Cash Equivalents—Cash and cash equivalents include cash and overnight investments in interest-bearing demand deposits held at banks with original maturities of six months or less. This cash is not restricted.

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

Investments and Swaps—The Trust, with respect to the Series, records investment transactions on a trade date basis and at fair value, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts are reported at fair value based upon daily reports from the counterparty. The counterparty values the investments based on the CTA’s estimated position information on a same-trading day basis. The Managing Owner reviews and approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts. This fair value is corroborated by valuations provided by a third party pricing service on a daily basis. The pricing service, utilizing proprietary model-intensive methodologies, selects and implements the pricing model appropriate for each swap valuation. The pricing service does not provide detail of the pricing model to management. The Managing Owner engages, via inquiry and review of methodology documentation, with the service provider to gain an understanding of the valuation model selected, the components of the model, both observable and unobservable; and quality control testing procedures in place.

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

Service Fees—The Trust may maintain each Series of Units in three to six classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents.

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

Recently Issued Accounting Pronouncements—Recently Issued Accounting Pronouncements—In May of 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (a consensus of the FASB Emerging Issues Task Force). This ASU removes the requirement to categorize within the fair value hierarchy investments for which fair values are measured at NAV using the practical expedient. The ASU also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The ASU is effective for public business entities for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. Earlier application is permitted.

In February, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Trust’s financial statements. Early adoption is permitted. In May 2014 the FASB issued a final standard on revenue from contracts with customers. The standard, issued as FASB ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The ASU is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. A full retrospective or modified retrospective approach may be taken to adopt the guidance in the ASU. The Trust is currently evaluating the impact of the provisions of ASU 2014-09 on its consolidated financial position, results of operations and related disclosures.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value basis upon daily reports from the counterparty. The counterparty values the investments based on the CTA’s estimated position information on a same-trading day basis. The Managing Owner reviews and approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts. The fair value is corroborated through the use of a third party pricing service (“pricing service”). The valuation requires significant estimates utilizing Level 3 inputs, corroborated by management through the use of a third party pricing service (“pricing service”). The pricing service, utilizing proprietary model-intensive methodologies, selects and implements the pricing model appropriate for each swap valuation. The pricing service does not provide detail of the pricing model to management. The Managing Owner engages, via inquiry and review of methodology documentation, with the service provider to gain an understanding of the valuation model selected, the components of the model, both observable and unobservable; and quality control testing procedures in place. The pricing service’s methodology includes performance of tolerance testing on its valuation models to ensure consistency and reasonableness of the values derived. The tolerance testing includes valuing the components of the product separately, i.e. underlying asset, volatility, financing rates, and so forth. The tolerance testing is part of the initial valuation setup and the ongoing daily valuation process. The pricing service also has several layers of quality control including: engineering / reverse engineering process to understand each Swap and its subcomponent parts fully; comparative analysis against other valuations performed with similar composition and characteristics; review of output valuation against expectations based on observable price movements of underlying futures; and lastly, periodic review by senior a financial engineer to ensure the design and function of the model is stable and performs as expected.

The Managing Owner has chartered a valuation committee to provide oversight of the valuation process for the Series. The valuation committee meets at least monthly to discuss the valuation process and any valuation issues that may arise. The valuation committee is comprised of senior members of the Managing Owner’s management team with varying areas of expertise that add value to the committee. The valuation committee reports to both the Managing Owner’s Management Commitee and the Trust’s Executive Committee. The committee further remains in communication with the Managing Owner’s Due Diligence Committee that provides ongoing counterparty risk monitoring of the swap counterparties. The committee monitors daily pricing provided by the swap counterparty and daily valuation provided by the third party pricing service. The valuation committee may request a price challenge if the daily valuation provided by the counterparty valuations differs significantly from the valuation obtained by the pricing service. The Managing Owner’s valuation committee monitors some additional input factors such as liquidity, volatility, and counterparty risk in order to further review the valuations provided by the pricing service.

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

The following table summarizes the instruments that comprise the Trust, with respect to the Series, financial asset portfolio, by Series, measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Equinox Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$5,899,789	$298,675	$—	$6,198,464
Open Trade Equity (Deficit)	(571,551)	—	—	(571,551)
Options Purchased	—	374,470	—	374,470
Options Written	—	(219,660)	—	(219,660)
Swap Contracts	—	—	7,615,169	7,615,169
U.S. Treasury Securities	29,071,240	—	—	29,071,240
Equinox Frontier Masters Fund
Investment in Unconsolidated Trading Companies	8,598,866	168,654	—	8,767,520
U.S. Treasury Securities	11,913,754	—	—	11,913,754
Equinox Frontier Long/Short Commodity Fund
Swap Contracts	—	—	4,304,209	4,304,209
Investment in Unconsolidated Trading Companies	3,516,988	380,006	—	3,896,994
U.S. Treasury Securities	6,743,330	—	—	6,743,330
Equinox Frontier Balanced Fund
Open Trade Equity (Deficit)	(778,963)	—	—	(778,963)
Swap Contracts	—	—	18,491,634	18,491,634
Investment in Unconsolidated Trading Companies	13,892,904	440,892	—	14,333,796
U.S. Treasury Securities	47,350,232	—	—	47,350,232
Equinox Frontier Select Fund				—
Open Trade Equity (Deficit)	55,956	—	—	55,956
Investment in Unconsolidated Trading Companies	373,618	—	3,639,651	4,013,269
U.S. Treasury Securities	2,415,549	—	—	2,415,549
Equinox Frontier Winton Fund
Investment in Unconsolidated Trading Companies	6,544,957	204,082	—	6,749,039
U.S. Treasury Securities	25,617,478	—		25,617,478
Equinox Frontier Heritage Fund
Swap Contracts	—	—	7,809,251	7,809,251
Investment in Unconsolidated Trading Companies	1,361,243	36,800	—	1,398,043
U.S. Treasury Securities	5,706,384	—	—	5,706,384

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Equinox Frontier Diversified Fund
Investments in Unconsolidated Trading Companies	$6,631,887	$(37,508)	$—	$6,594,379
Open Trade Equity (Deficit)	3,171,968	43,238	—	3,215,206
Options Purchased	—	288,413	—	288,413
Options Written	—	(253,018)	—	(253,018)
Swap Contracts	—	—	6,570,408	6,570,408
U.S. Treasury Securities	31,051,659	—	—	31,051,659
Equinox Frontier Masters Fund
Investments in Unconsolidated Trading Companies	7,942,166	(40,188)	—	7,901,978
U.S. Treasury Securities	16,217,173	—	—	16,217,173
Equinox Frontier Long/Short Commodity Fund
Investments in Unconsolidated Trading Companies	3,789,466	25,388	—	3,814,854
Swap Contracts	—	—	3,633,060	3,633,060
U.S. Treasury Securities	8,191,519	—	—	8,191,519
Equinox Frontier Balanced Fund
Open Trade Equity (Deficit)	3,717,291	(419,742)	—	3,297,549
Investments in Unconsolidated Trading Companies	18,354,685	(10,758)	—	18,343,927
Swap Contracts	—	—	18,246,954	18,246,954
U.S. Treasury Securities	41,625,860	—	—	41,625,860
Equinox Frontier Select Fund
Investments in Unconsolidated Trading Companies	4,591,569	(28,926)	3,539,498	8,102,141
U.S. Treasury Securities	6,476,939	—	—	6,476,939
Equinox Frontier Winton Fund
Investments in Unconsolidated Trading Companies	7,656,170	(176,512)	—	7,479,658
U.S. Treasury Securities	29,593,974		—	29,593,974
Equinox Frontier Heritage Fund
Investments in Unconsolidated Trading Companies	1,576,952	(33,566)	—	1,543,386
Swap Contracts	—	—	7,540,465	7,540,465
U.S. Treasury Securities	6,796,392	—		6,796,392

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the six months ended June 30, 2015 and year ended December 31, 2014, all identified Level 3 assets are components of the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund.

For the Six Months Ended June 30, 2015

Swaps:

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund
Balance of recurring Level 3 assets as of January 1, 2015	$6,570,408	$3,633,060	$18,246,954
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	1,044,761	(328,851)	244,680
Purchases of investments	—	1,000,000	—
Sales of investments	—	—
Change in ownership allocation of total return swaps	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of June 30, 2015	$7,615,169	$4,304,209	$18,491,634

Equinox Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2015	$7,540,465
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	268,786
Purchases of investments	—
Sales of investments	—
Change in ownership allocation of total return swaps	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of June 30, 2015	$7,809,251

Investments in Unconsolidated Trading Companies:

Equinox Frontier Select Fund
Balance of recurring Level 3 assets as of January 1, 2015	$3,539,498
Change in fair value of investments in unconsolidated trading companies	100,153
Proceeds from sales of investments of unconsolidated trading companies	—
Purchases of investments of unconsolidated trading companies	—
Change in ownership allocation	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of June 30, 2015	$3,639,651

For the Year Ended December 31, 2014

Swaps:

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund
Balance of recurring Level 3 assets as of January 1, 2014	$3,437,632	$2,456,546	$10,122,003
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	3,132,776	1,176,514	8,124,951
Purchases of investments	—	—	—
Sales of investments	—	—
Change in ownership allocation of total return swaps	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2014	$6,570,408	$3,633,060	$18,246,954

Equinox Frontier Heritage Fund

Balance of recurring Level 3 assets as of January 1, 2014	$5,435,184
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	2,105,281
Purchases of investments	—
Sales of investments	—
Change in ownership allocation of total return swaps	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2014	$7,540,465

Investments in Unconsolidated Trading Companies:

Equinox Frontier Select Fund
Balance of recurring Level 3 assets as of January 1, 2014	$2,415,637
Change in fair value of investments in unconsolidated trading companies	1,123,861
Proceeds from sales of investments of unconsolidated trading companies	—
Purchases of investments of unconsolidated trading companies	—
Change in ownership allocation	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2014	$3,539,498

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six months ended June 30, 2015 and year ended December 31, 2014, the Trust did not transfer any assets between Levels 1, 2 or 3.

The amounts reflected in the change in ownership allocation result from changes in ownership in the underlying Trading Companies at the Series level, which have resulted in changes in consolidation or de-consolidation by the Series. The ownership in the Trading Companies is accounted for under the equity method, which approximates fair value.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at June 30, 2015.

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Heritage Fund
Swaps	$1,044,760	$(328,851)	$244,680	$268,786

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of June 30, 2015 and December 31, 2014, approximately 8.3% and 7.0%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps and is recorded as cash and cash equivalents on the Statements of Financial Condition of the Trust.

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

The Series had invested in the following Swaps as of and for the six months ended June 30, 2015:

	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$62,910,098	$30,500,000	$10,090,513	$15,663,283
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$9,600,000	$3,400,000	$3,880,000	$5,993,000
Swap Value	$8,891,634	$4,215,169	$424,209	$1,816,251
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Change in Unrealized Gain/(Loss)	$244,680	$1,044,760	($328,851)	$268,786

Fair Value as of 6/30/2015	$18,491,634	$7,615,169	$4,304,209	$7,809,251

The Series had invested in the following Swaps as of and for the year ended December 31, 2014:

	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$67,610,098	$35,500,000	$13,590,513	$17,663,283
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$9,600,000	$3,400,000	$2,880,000	$5,993,000
Swap Value	$8,646,954	$3,170,408	$753,060	$1,547,465
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Change in Unrealized Gain/(Loss)	$8,120,996	$3,132,777	$1,176,514	$2,105,281

Fair Value as of 12/31/2014	$18,246,955	$6,570,409	$3,633,060	$7,540,466

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015		As of December 31, 2014
	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value
Series
Equinox Frontier Diversified Fund — Frontier Trading Companies I, II, VII, IX, XIV, XV, XXXIII and XXXVIII	9.96%	$6,198,464	9.11%	$6,594,379

Equinox Frontier Masters Fund — Frontier Trading Companies II, XIV, XV and XXXVIII	38.63%	$8,767,520	30.74%	$7,901,978

Equinox Frontier Long/Short Commodity Fund — Frontier Trading Companies I and XXXVIII	24.26%	$3,896,994	22.96%	$3,814,854

Equinox Frontier Balanced Fund — Frontier Trading Companies II, VII, XV and XXXVIII	14.77%	$14,333,796	16.92%	$18,343,927

Equinox Frontier Select Fund — Frontier Trading Companies XV, XXXVIII and XXXIX	20.83%	$4,013,269	53.06%	$8,102,141

Equinox Frontier Winton Fund — Frontier Trading Company II and XXXVIII	18.35%	$6,749,039	18.68%	$7,479,658

Equinox Frontier Heritage Fund — Frontier Trading Companies II and XXXVIII	8.80%	$1,398,043	9.32%	$1,543,386

The following tables summarize each of the Series’ equity in earnings from unconsolidated Trading Companies for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Equinox Frontier Diversified Fund
Frontier Trading Company I LLC	$—	$—	$—	$—	$(77,867)	$950,477	$1,028,045	$1,900,655
Frontier Trading Company II LLC	(4,246)	(685,823)	(420,717)	(1,110,786)	(4,241)	865,388	(8,894)	852,253
Frontier Trading Company V LLC	—	—	—	—	—	—	—	—
Frontier Trading Company VI LLC	—	—	—	—	—	—	—	—
Frontier Trading Company VII, LLC	(85,942)	(1,382,324)	1,810,489	342,223	(96,234)	(663,204)	608,781	(150,657)
Frontier Trading Company IX, LLC	—	—	—	—	—	—	—
Frontier Trading Company XIV, LLC	—	—	—	—	(41,516)	249,214	263,796	471,494
Frontier Trading Company XV, LLC	—	—	—	—	(12,052)	(487,276)	155,923	(343,405)
Frontier Trading Company XVIII, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XXI, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XXIII, LLC	(17,919)	(151,523)	(304,555)	(473,997)	(11,949)	789,665	92,152	869,868
Frontier Trading Company XXXVIII, LLC	(10,482)	77,904	(236,705)	(169,283)	—	—		—
Frontier Trading Company XXXIX, LLC	—	—	—	—	(11,766)	(127,320)	(97,402)	(236,488)

Total	$(118,589)	$(2,141,766)	$848,512	$(1,411,843)	$(255,625)	$1,576,944	$2,042,401	$3,363,720

Equinox Frontier Masters Fund
Frontier Trading Company I LLC	$(6,561)	$(78,343)	$(920,425)	$(1,005,329)	$(8,994)	$441,002	$166,625	$598,633
Frontier Trading Company II LLC	(2,613)	(420,988)	(264,127)	$(687,728)	(3,095)	627,805	(8,751)	615,959
Frontier Trading Company XIV, LLC	—	—	—	—	(36,029)	189,278	214,868	368,117
Frontier Trading Company XV, LLC	(14,857)	(979,930)	(372,004)	(1,366,791)	(24,092)	125,464	287,803	389,175
Frontier Trading Company VII, LLC	(50,573)	(775,283)	1,063,371	237,515
Frontier Trading Company XXXVIII, LLC	(4,586)	35,342	(122,309)	(91,553)	(6,083)	(78,704)	(42,756)	(127,533)

Total	$(79,190)	$(2,219,202)	$(615,494)	$(2,913,886)	$(78,293)	$1,304,845	$617,789	$1,844,351

Equinox Frontier Long/Short Commodity Fund
Frontier Trading Company I LLC	$—	$—	$—	$—	$—	$—	$—	$—
Frontier Trading Companies VII, LLC	(63,635)	(1,450,691)	1,054,760	(459,566)	(79,249)	(199,250)	450,592	172,093
Frontier Trading Companies XVIII, LLC	—	—	—	—	(9,017)	(338,735)	(291,055)	(638,807)
Frontier Trading Companies XXIII, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XXXVIII, LLC	(2,865)	19,681	(69,554)	(52,738)	—	—	—	—

Total	$(66,500)	$(1,431,010)	$985,206	$(512,304)	$(88,266)	$(537,985)	$159,537	$(466,714)

Equinox Frontier Balanced Fund
Frontier Trading Company I LLC	$(83,797)	$975,639	$(208,851)	682,991	$(263,573)	$1,115,464	$(362,505)	489,386
Frontier Trading Company II LLC	(5,791)	(937,794)	(560,595)	(1,504,180)	(12,088)	(686,492)	1,317,845	619,265
Frontier Trading Company V LLC	—	—	—	—				—
Frontier Trading Company VII, LLC	(97,027)	(1,669,662)	2,061,923	295,234	36,410	685,775	(1,108,643)	(386,458)
Frontier Trading Company XIV, LLC	—	—	—	—	(23,141)	99,184	(416,179)	(340,136)
Frontier Trading Company XV, LLC	(231)	(492,925)	493,274	118	22,806	(867,989)	1,231,415	386,232
Frontier Trading Company XVI, LLC	—	—	—	—				—
Frontier Trading Company XVIII, LLC	—	—	—	—				—
Frontier Trading Company XXIII, LLC	—	—	—	—				—
Frontier Trading Company XXXVIII, LLC	(17,308)	134,812	(445,903)	(328,399)	(768,673)	1,833,086	(991,089)	73,324
Frontier Trading Company XXXIX, LLC	—	—	—	—	(75,543)	(1,180,680)	612,399	(643,824)

Total	$(204,154)	$(1,989,930)	$1,339,848	$(854,236)	$(1,083,802)	$998,348	$283,243	$197,789

Equinox Frontier Select Fund
Frontier Trading Company V LLC	$—	$—	$—	$—	$—	$—	$—	$—
Frontier Trading Company VI LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XV, LLC		—	(2)	(2)	(31,676)	106,074	415,981	490,379
Frontier Trading Company XXI, LLC			(967,125)	(967,125)		—	—	—
Frontier Trading Company XXXVIII, LLC	(2,577)	7,618	(23,723)	(17,104)	(2,970)	(33,431)	(15,011)	(51,412)
Frontier Trading Company XXXIX, LLC			127,518	127,518	(1,556)	—	331,515	329,959

Total	$(2,577)	$7,618	$(863,332)	$(856,713)	$(36,202)	$72,643	$732,485	$768,926

Equinox Frontier Winton Fund
Frontier Trading Company II LLC	$(14,911)	$(2,419,574)	$(1,407,788)	$(3,842,273)	$(13,657)	$2,787,074	$(31,073)	$2,742,344
Frontier Trading Company XXXVIII ,LLC	(9,599)	73,551	(282,923)	$(218,971)	(9,787)	(105,773)	(73,711)	(189,271)

Total	$(24,510)	$(2,346,023)	$(1,690,711)	$(4,061,244)	$(23,444)	$2,681,301	$(104,784)	$2,553,073

Equinox Frontier Heritage Fund
Frontier Trading Company II LLC	$(2,685)	$(435,646)	$(252,853)	$(691,184)	$(3,057)	$623,800	$(6,880)	$613,593
Frontier Trading Company V LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XXXVIII, LLC	(2,163)	16,512	(62,218)	(47,870)	(2,639)	(32,058)	(21,536)	(56,233)
Frontier Trading Company XXXIX, LLC	—	—	—	—	—	—	—	—

Total	$(4,848)	$(419,134)	$(315,071)	$(739,054)	$(5,696)	$591,742	$(28,416)	$557,360

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Equinox Frontier Diversified Fund
Frontier Trading Company I LLC	$—	$—	$—	$—	$(148,260)	$2,095,105	$421,786	$2,368,631
Frontier Trading Company II LLC	(8,329)	647,469	(548,028)	91,112	(8,992)	1,132,028	(293,721)	829,315
Frontier Trading Company V LLC	—	—	—	—	—	—	—	—
Frontier Trading Company VI LLC	—	—	—	—	—	—	—	—
Frontier Trading Company VII, LLC	(168,323)	726,185	587,363	1,145,225	(248,337)	(1,280,664)	370,672	(1,158,329)
Frontier Trading Company IX, LLC	—	—	—	—	—	—	—
Frontier Trading Company XIV, LLC	—	—	—	—	(101,125)	(378,786)	323,498	(156,413)
Frontier Trading Company XV, LLC	—	—	—	—	(27,763)	172,591	(786,997)	(642,169)
Frontier Trading Company XVIII, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XXI, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XXIII, LLC	(37,701)	721,086	(330,774)	352,611	(24,150)	1,073,089	187,658	1,236,597
Frontier Trading Company XXXVIII, LLC	(17,490)	952,971	(463,563)	471,918	(24,173)	(894,004)	(675,056)	(1,593,233)
Frontier Trading Company XXXIX, LLC	—	—	—	—	—	—	—	—

Total	$(231,843)	$3,047,711	$(755,002)	$2,060,866	$(582,800)	$1,919,359	$(452,160)	$884,399

Equinox Frontier Masters Fund
Frontier Trading Company I LLC	$(10,535)	$1,180,694	$(1,058,847)	$111,312	$(14,650)	$84,485	$656,689	$726,524
Frontier Trading Company II LLC	(4,942)	331,851	(335,234)	$(8,325)	(6,805)	841,881	(248,924)	586,152
Frontier Trading Company XIV, LLC	(28,979)	148,053	(801,924)	(682,850)	(95,138)	(433,918)	213,162	(315,894)
Frontier Trading Company XV, LLC	(86,516)	2,635,986	(1,948,507)	600,963	(53,547)	805,913	(875,590)	(123,224)
Frontier Trading Company XXXVIII, LLC	(7,391)	333,664	(165,500)	160,773	(13,153)	(497,344)	(372,146)	(882,643)

Total	$(138,363)	$4,630,248	$(4,310,012)	$181,873	$(183,293)	$801,017	$(626,809)	$(9,085)

Equinox Frontier Long/Short Commodity Fund
Frontier Trading Company I LLC	$—	$—	$—	$—	$—	$—	$—	$—
Frontier Trading Companies VII, LLC	(148,403)	1,306,637	125,916	1,284,150	(84,192)	(492,410)	202,711	(373,891)
Frontier Trading Companies XVIII, LLC	—	—	—	—	—	—	—	—
Frontier Trading Companies XXIII, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XXXVIII, LLC	(4,833)	276,057	(133,153)	138,071	(9,017)	(338,735)	(290,717)	(638,469)

Total	$(153,236)	$1,582,694	$(7,237)	$1,422,221	$(93,209)	$(831,145)	$(88,006)	$(1,012,360)

Equinox Frontier Balanced Fund
Frontier Trading Company I LLC	$(173,656)	$3,024,584	$28,819	2,879,747	$(21,190)	$(40,139)	$887,729	826,400
Frontier Trading Company II LLC	(10,988)	749,066	(720,413)	17,665	(12,125)	1,514,527	(547,779)	954,623
Frontier Trading Company V LLC	—	—	—	—	—	—	—	—
Frontier Trading Company VII, LLC	(189,079)	646,642	714,340	1,171,903	(237,492)	(1,772,506)	684,757	(1,325,241)
Frontier Trading Company XIV, LLC	—	—	—	—	(75,543)	(1,180,680)	610,861	(645,362)
Frontier Trading Company XV, LLC	(124)	(217,025)	217,318	169	(44,315)	(299,183)	(581,076)	(924,574)
Frontier Trading Company XVI, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XVIII, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XXIII, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XXXVIII, LLC	(27,010)	1,355,729	(729,990)	598,729	(42,486)	(1,584,456)	(1,141,801)	(2,768,743)
Frontier Trading Company XXXIX, LLC	—	—	—	—	—	—	(1,538)	(1,538)

Total	$(400,857)	$5,558,996	$(489,926)	$4,668,213	$(433,151)	$(3,362,437)	$(88,847)	$(3,884,435)

Equinox Frontier Select Fund
Frontier Trading Company V LLC	$—	$—	$—	$—	$—	$—	$—	$—
Frontier Trading Company VI LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XV, LLC	—	(195)	2,173	1,978	(60,926)	819,051	(483,409)	274,716
Frontier Trading Company XXI, LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XXXVIII, LLC	(1,797)	64,307	(16,288)	46,222	(6,234)	(227,323)	(163,164)	(396,721)
Frontier Trading Company XXXIX, LLC			127,536	127,536	(1,556)	—	(204,940)	(206,496)

Total	$(1,797)	$64,112	$113,421	$175,736	$(68,716)	$591,728	$(851,513)	$(328,501)

Equinox Frontier Winton Fund
Frontier Trading Company II LLC	$(28,184)	$1,889,892	$(1,817,483)	$44,225	$(27,607)	$3,664,132	$(917,278)	$2,719,247
Frontier Trading Company XXXVIII ,LLC	(15,485)	748,101	(394,852)	$337,764	(19,326)	(670,668)	(468,437)	(1,158,431)

Total	$(43,669)	$2,637,993	$(2,212,335)	$381,989	$(46,933)	$2,993,464	$(1,385,715)	$1,560,816

Equinox Frontier Heritage Fund
Frontier Trading Company II LLC	$(5,187)	$380,897	$(330,929)	$44,781	$(6,182)	$820,288	$(205,585)	$608,521
Frontier Trading Company V LLC	—	—	—	—	—	—	—	—
Frontier Trading Company XXXVIII, LLC	(3,489)	167,362	(86,307)	77,566	(5,444)	(199,276)	(149,643)	(354,363)
Frontier Trading Company XXXIX, LLC	—	—	—	—	—	—	—	—

Total	$(8,676)	$548,259	$(417,236)	$122,347	$(11,626)	$621,012	$(355,228)	$254,158

The statements of financial condition as of June 30, 2015 and December 31, 2014 and the Condensed Statement of Income for the three and six months ended June 30, 2015 and 2014 for the unconsolidated Trading Companies are as follows:

Statements of Financial Condition - June 30, 2015	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XXXVIII LLC
Receivable from commission merchants	$12,124,771	$6,069,994	$6,984,925
Open trade equity/(deficit)	(278,805)	3,259,443	(620,620)
Interest receivable/(payable)	78	(40)	277

Total assets	$11,846,044	$9,329,397	$6,364,582

Members’ equity	$11,846,044	$9,329,397	$6,364,582

Condensed Statement of Income - For the Three Months Ended June 30, 2015	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XXXVIII LLC
Interest income	$(1,243)	$479	$707
Net realized gain/(loss) on investments, less	(3,431,043)	(8,596,912)	(2,837,649)
Change in open trade equity/(deficit)	(955,908)	3,773,587	1,391,567

Net income/(loss)	$(4,388,194)	$(4,822,846)	$(1,445,375)

Condensed Statement of Income - For the Six Months Ended June 30, 2015	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XXXVIII LLC
Interest income	$(1,630)	$589	$707
Net realized gain/(loss) on investments, less	(3,941,511)	(5,937,702)	(3,827,270)
Change in open trade equity/(deficit)	3,752,063	523,855	1,996,206

Net income/(loss)	$(191,078)	$(5,413,258)	$(1,830,357)

Statements of Financial Condition - December 31, 2014	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XV LLC	Frontier Trading Company XXXVIII LLC
Receivable from commission merchants	$13,015,321	$18,121,232	$1,834,790	$11,072,355	$4,826,699
Open trade equity/(deficit)	2,937,971	2,107,459	3,617,656	3,510,148	256,729
Interest receivable/(payable)	(2,291)	607	(160)	817	7
Total assets	$15,951,001	$20,229,298	$5,452,286	$14,583,320	$5,083,435

Members’ equity	$15,951,001	$20,229,298	$5,452,286	$14,583,320	$5,083,435

Condensed Statement of Income - For the Three Months Ended June 30, 2014	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XV LLC	Frontier Trading Company XXXVIII LLC
Interest income	$12,520	$(1,560)	$857	$2,012	$497
Net realized gain/(loss) on investments, less	(4,217,338)	(5,965,412)	5,454,372	1,510,226	735,318
Change in open trade equity/(deficit)	(312,487)	69,697	(1,329,358)	(1,504,440)	431,576

Net income/(loss)	$(4,517,305)	$(5,897,275)	$4,125,871	$7,798	$1,167,391

Condensed Statement of Income - For the Six Months Ended June 30, 2014	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XV LLC	Frontier Trading Company XXXVIII LLC
Interest income	$12,520	$(2,520)	$857	$2,237	$1,916
Net realized gain/(loss) on investments, less	(4,217,338)	(7,909,584)	5,454,372	(1,313,834)	4,531,142
Change in open trade equity/(deficit)	(312,487)	2,213,834	(1,329,358)	2,737,190	3,263,786

Net income/(loss)	$(4,517,305)	$(5,698,270)	$4,125,871	$1,425,593	$7,796,844

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

Trading Fees—In connection with each Series’ trading activities, the Equinox Frontier Long/Short Commodity Fund (Classes 1, 2 and 3), Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund pays to the Managing Owner a trading fee, or FCM Fee, up to 0.75% of such Series’ NAV, calculated daily. The Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund (Classes 1a, 2a and 3a) and Equinox Frontier Masters Fund pays to the Managing Owner a trading fee, or FCM Fee, up to 2.25% and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

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

The following table summarizes fees earned by the Managing Owner for the three and six months ended June 30, 2015 and 2014:

Three Months Ended June 30, 2015	Incentive Fee	Management Fee	Service Fee	Trading Fee
Equinox Frontier Diversified Fund	$4,000	$243,004	$108,250	$351,096
Equinox Frontier Masters Fund	41,072	182,496	60,813	147,701
Equinox Frontier Long/Short Commodity Fund	40,149	131,237	29,629	65,150
Equinox Frontier Balanced Fund	9,517	267,377	556,081	194,144
Equinox Frontier Select Fund	—	78,206	101,967	28,454
Equinox Frontier Winton Fund	—	307,212	198,125	74,984
Equinox Frontier Heritage Fund	—	70,986	74,974	25,063

Three Months Ended June 30, 2014	Incentive Fee	Management Fee	Service Fee	Trading Fee
Equinox Frontier Diversified Fund	$954,829	$271,073	$125,184	$307,242
Equinox Frontier Masters Fund	168,094	230,233	76,310	147,195
Equinox Frontier Long/Short Commodity Fund	—	223,050	30,304	64,027
Equinox Frontier Balanced Fund	902,054	264,152	492,255	167,758
Equinox Frontier Select Fund	26,677	140,286	97,799	27,150
Equinox Frontier Winton Fund	415,629	287,648	177,981	64,049
Equinox Frontier Heritage Fund	86,999	81,966	65,875	21,279

Six Months Ended June 30, 2015	Incentive Fee	Management Fee	Service Fee	Trading Fee
Equinox Frontier Diversified Fund	$1,638,242	$489,308	$230,168	$721,898
Equinox Frontier Masters Fund	576,374	361,156	125,991	301,334
Equinox Frontier Long/Short Commodity Fund	279,366	254,273	61,529	134,078
Equinox Frontier Balanced Fund	1,496,474	526,972	1,118,882	389,488
Equinox Frontier Select Fund	158,971	158,278	208,868	58,347
Equinox Frontier Winton Fund	715,409	630,317	403,462	151,960
Equinox Frontier Heritage Fund	132,676	148,884	151,991	50,754

Six Months Ended June 30, 2014	Incentive Fee	Management Fee	Service Fee	Trading Fee
Equinox Frontier Diversified Fund	$1,386,913	$547,629	$273,595	$649,807
Equinox Frontier Masters Fund	181,806	507,313	180,593	323,110
Equinox Frontier Long/Short Commodity Fund	—	509,680	68,868	146,001
Equinox Frontier Balanced Fund	1,453,340	554,537	1,041,703	355,157
Equinox Frontier Select Fund	26,677	278,724	203,387	56,552
Equinox Frontier Winton Fund	415,629	568,021	360,945	128,644
Equinox Frontier Heritage Fund	86,999	161,975	138,600	44,378

The following table summarizes fees payable to the Managing Owner as of June 30, 2015 and December 31, 2014:

As of June 30, 2015
	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees
Equinox Frontier Diversified Fund	$4,000	$83,476	$15,798	$36,650	$124,327
Equinox Frontier Masters Fund	41,071	60,312	5,738	15,452	50,813
Equinox Frontier Long/Short Commodity Fund	40,149	45,710	3,616	9,149	21,626
Equinox Frontier Balanced Fund	9,517	91,646	101,040	156,201	65,193
Equinox Frontier Select Fund	—	26,065	6,451	29,617	9,285
Equinox Frontier Winton Fund	—	102,252	61,319	46,288	24,963
Equinox Frontier Heritage Fund	—	23,699	13,738	19,744	8,305

As of December 31, 2014
	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees
Equinox Frontier Diversified Fund	$2,387,825	$86,486	$16,168	$34,905	$132,984
Equinox Frontier Masters Fund	722,043	64,497	6,898	17,260	55,912
Equinox Frontier Long/Short Commodity Fund	158,660	45,361	3,713	10,562	24,436
Equinox Frontier Balanced Fund	1,793,318	101,208	84,976	167,151	66,037
Equinox Frontier Select Fund	185,791	27,835	13,263	32,520	10,119
Equinox Frontier Winton Fund	1,178,364	114,823	63,722	52,753	26,690
Equinox Frontier Heritage Fund	239,327	27,944	14,543	20,964	8,676

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

For the six months ended June 30, 2015, amounts paid or owed to the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $4,500 for the Equinox Frontier Balanced Fund, $530 for the Equinox Frontier Long/Short Commodity Fund, $1,173 for the Equinox Frontier Diversified Fund, $211 for the Equinox Frontier Select Fund, $595 for the Equinox Frontier Heritage Fund, $7,984 for the Equinox Frontier Winton Fund and $74 for the Equinox Frontier Masters Fund.

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

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three and six months ended June 30, 2015 and 2014:

Three Months Ended

	6/30/2015	6/30/2014	6/30/2015	6/30/2014
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets
Equinox Frontier Diversified Fund Class 1	$11,399	$13,962	0.06%	0.07%
Equinox Frontier Diversified Fund Class 2	22,235	19,214	0.06%	0.07%
Equinox Frontier Diversified Fund Class 3	5,152	699	0.07%	0.06%
Equinox Frontier Masters Fund Class 1	7,621	10,192	0.07%	0.07%
Equinox Frontier Masters Fund Class 2	6,063	6,395	0.07%	0.07%
Equinox Frontier Masters Fund Class 3	3,480	1,270	0.07%	0.07%
Equinox Frontier Long/Short Commodity Fund Class 2	801	860	0.06%	0.07%
Equinox Frontier Long/Short Commodity Fund Class 3	4,837	5,172	0.06%	0.07%
Equinox Frontier Long/Short Commodity Fund Class 1a	3,600	4,191	0.06%	0.07%
Equinox Frontier Long/Short Commodity Fund Class 2a	1,075	1,393	0.06%	0.07%
Equinox Frontier Long/Short Commodity Fund Class 3a	469	286	0.06%	0.07%
Equinox Frontier Balanced Fund Class 1	224,354	214,182	0.30%	0.33%
Equinox Frontier Balanced Fund Class 1AP	2,435	N/A	0.01%	N/A
Equinox Frontier Balanced Fund Class 2	76,515	69,432	0.30%	0.33%
Equinox Frontier Balanced Fund Class 2a	358	309	0.06%	0.07%
Equinox Frontier Balanced Fund Class 3a	1,642	1,355	0.06%	0.07%
Equinox Frontier Select Fund Class 1	17,252	39,857	0.12%	0.31%
Equinox Frontier Select Fund Class 1AP	64	N/A	0.00%	N/A
Equinox Frontier Select Fund Class 2	1,941	4,400	0.12%	0.31%
Equinox Frontier Winton Fund Class 1	119,313	101,949	0.44%	0.43%
Equinox Frontier Winton Fund Class 1AP	177	N/A	0.00%	N/A
Equinox Frontier Winton Fund Class 2	42,458	44,763	0.31%	0.43%
Equinox Frontier Heritage Fund Class 1	30,474	30,529	0.30%	0.35%
Equinox Frontier Heritage Fund Class 1AP	193	N/A	0.01%	N/A
Equinox Frontier Heritage Fund Class 2	10,079	8,905	0.30%	0.35%

Total	$593,987	$579,315

Six Months Ended

	6/30/2015	6/30/2014	6/30/2015	6/30/2014
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets
Equinox Frontier Diversified Fund Class 1	$24,840	$32,290	0.13%	0.15%
Equinox Frontier Diversified Fund Class 2	46,546	41,944	0.13%	0.14%
Equinox Frontier Diversified Fund Class 3	9,714	860	0.13%	0.08%
Equinox Frontier Masters Fund Class 1	15,782	25,974	0.14%	0.18%
Equinox Frontier Masters Fund Class 2	12,344	14,025	0.14%	0.16%
Equinox Frontier Masters Fund Class 3	6,829	1,677	0.14%	0.09%
Equinox Frontier Long/Short Commodity Fund Class 2	1,696	2,856	0.13%	0.24%
Equinox Frontier Long/Short Commodity Fund Class 3	10,011	12,025	0.13%	0.17%
Equinox Frontier Long/Short Commodity Fund Class 1a	7,628	10,200	0.13%	0.18%
Equinox Frontier Long/Short Commodity Fund Class 2a	2,263	3,544	0.13%	0.18%
Equinox Frontier Long/Short Commodity Fund Class 3a	949	588	0.13%	0.15%
Equinox Frontier Balanced Fund Class 1	430,704	479,990	0.57%	0.73%
Equinox Frontier Balanced Fund Class 1AP	4,627	N/A	0.02%	N/A
Equinox Frontier Balanced Fund Class 2	145,522	156,628	0.57%	0.74%
Equinox Frontier Balanced Fund Class 2a	680	650	0.12%	0.14%
Equinox Frontier Balanced Fund Class 3a	3,118	2,939	0.11%	0.14%
Equinox Frontier Select Fund Class 1	41,323	89,879	0.29%	0.69%
Equinox Frontier Select Fund Class 1AP	149	N/A	0.00%	N/A
Equinox Frontier Select Fund Class 2	4,702	10,092	0.29%	0.70%
Equinox Frontier Winton Fund Class 1	241,720	213,976	0.89%	0.90%
Equinox Frontier Winton Fund Class 1AP	354	N/A	0.01%	N/A
Equinox Frontier Winton Fund Class 2	103,429	90,922	0.76%	0.87%
Equinox Frontier Heritage Fund Class 1	61,466	67,699	0.60%	0.77%
Equinox Frontier Heritage Fund Class 1AP	381	N/A	0.01%	N/A
Equinox Frontier Heritage Fund Class 2	20,247	18,948	0.60%	0.74%

Total	$1,197,024	$1,277,706

The Managing Owner, under an amended contract, paid to The Bornhoft Group Corporation, an affiliate of the Trust, an annual payment of $1,100,000 for the first year of the contract and $600,000 for the second year of the contract, and $300,000 for the third and final year for investment and advisor services and 0.1% annually thereafter of the trading level with the Equinox Frontier Balanced Fund in lieu of a monthly service fee. The Managing Owner paid $139,848 and $221,095 under this agreement for the three months ended June 30, 2015 and 2014, respectively. These amounts have no impact on the Series’ financial statements. This contract ended April 30, 2015.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $730,000 and $241,667 for the six months ended June 30, 2015 and 2014, and $425,000 and $91,667 for the three months ended June 30, 2014, respectively. These amounts have no impact on the Series’ financial statements.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $623,715 and $581,681, respectively, for the six months ended June 30, 2015 and 2014 and $307,442 and $272,694 for the three months ended June 30, 2015 and 2014, respectively. These amounts have no impact on the Series’ financial statements.

Equinox Group Distributors LLC, an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

7. Financial Highlights

The following information presents the financial highlights of the Trust, with respect to the Series, for the three and six months ended June 30, 2015 and 2014.

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, March 31, 2015	$131.66	$145.76	$134.57	$128.38	$142.12	$131.73	$166.20	$166.06	$120.70	$133.49	$134.09
Net operating results:
Interest income	0.32	0.36	0.33	0.33	0.36	0.34	0.39	0.39	0.28	0.31	0.31
Expenses	(2.02)	(1.39)	(1.28)	(2.44)	(1.97)	(1.82)	(2.12)	(2.12)	(2.11)	(1.70)	(1.71)
Net gain/(loss) on investments, net of non-controlling interests	(14.41)	(16.24)	(14.92)	(16.26)	(18.19)	(16.80)	(16.31)	(16.13)	(11.70)	(13.07)	(13.05)

Net income/(loss)	(16.11)	(17.27)	(15.87)	(18.37)	(19.80)	(18.28)	(18.04)	(17.86)	(13.53)	(14.46)	(14.45)

Net asset value, June 30, 2015	$115.55	$128.49	$118.70	$110.01	$122.32	$113.45	$148.16	$148.20	$107.17	$119.03	$119.64

Ratios to average net assets (3)
Net investment income/(loss)	-5.46%	-2.97%	-2.97%	-6.56%	-4.36%	-4.36%	-3.82%	-3.82%	-5.89%	-3.82%	-3.79%
Expenses before incentive fees (4)	6.50%	4.01%	4.01%	7.50%	5.30%	5.30%	4.59%	4.59%	6.67%	4.59%	4.55%
Expenses after incentive fees (4)	6.51%	4.02%	4.02%	7.67%	5.46%	5.46%	4.83%	4.83%	6.90%	4.83%	4.80%
Total return before incentive fees (2)	-12.23%	-11.84%	-11.79%	-14.14%	-13.77%	-13.71%	-10.62%	-10.52%	-10.98%	-10.60%	-10.53%
Total return after incentive fees (2)	-12.24%	-11.85%	-11.79%	-14.31%	-13.93%	-13.88%	-10.85%	-10.76%	-11.21%	-10.83%	-10.78%

	Equinox Frontier Balanced Fund						Equinox Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2015	$148.80	$151.80	$204.17	$174.76	$174.19		$106.16	$108.31	$143.73
Net operating results:
Interest income	0.01	0.01	0.02	0.01	0.01		0.00	0.00	0.00
Expenses	(1.71)	(0.66)	(0.89)	(0.76)	(0.76)		(1.42)	(0.70)	(0.93)
Net gain/(loss) on investments, net of non-controlling interests	(15.28)	(15.66)	(21.06)	(17.65)	(17.59)		(17.43)	(17.87)	(23.71)

Net income/(loss)	(16.98)	(16.31)	(21.93)	(18.40)	(18.34)		(18.85)	(18.57)	(24.64)

Net asset value, June 30, 2015	$131.82	$135.49	$182.24	$156.36	$155.85		$87.31	$89.74	$119.09

Ratios to average net assets (3)
Net investment income/(loss)	-4.76%	-1.76%	-1.76%	-1.76%	-1.76%		-5.81%	-2.81%	-2.81%
Expenses before incentive fees (4)	4.78%	1.78%	1.78%	1.78%	1.78%		5.81%	2.81%	2.81%
Expenses after incentive fees (4)	4.79%	1.79%	1.79%	1.79%	1.79%		5.81%	2.81%	2.81%
Total return before incentive fees (2)	-11.40%	-10.74%	-10.73%	-10.52%	-10.52%		-17.76%	-17.15%	-17.14%
Total return after incentive fees (2)	-11.41%	-10.74%	-10.74%	-10.53%	-10.53%		-17.76%	-17.15%	-17.14%

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2015	$191.90	$195.77	$248.56	$147.87	$150.86	$201.89
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(3.06)	(1.76)	(2.23)	(2.01)	(1.01)	(1.35)
Net gain/(loss) on investments, net of non-controlling interests	(22.99)	(23.55)	(29.90)	(19.76)	(20.24)	(27.09)

Net income/(loss)	(26.05)	(25.31)	(32.13)	(21.77)	(21.25)	(28.44)

Net asset value, June 30, 2015	$165.85	$170.46	$216.43	$126.10	$129.61	$173.45

Ratios to average net assets (3)
Net investment income/(loss)	-6.83%	-3.82%	-3.82%	-5.88%	-2.88%	-2.88%
Expenses before incentive fees (4)	6.83%	3.82%	3.82%	5.88%	2.88%	2.88%
Expenses after incentive fees (4)	6.83%	3.82%	3.82%	5.88%	2.88%	2.88%
Total return before incentive fees (2)	-13.57%	-12.93%	-12.93%	-14.72%	-14.09%	-14.09%
Total return after incentive fees (2)	-13.57%	-12.93%	-12.93%	-14.72%	-14.09%	-14.09%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2014	$113.09	$124.67	$115.03	$116.61	$128.53	$119.06	$138.30	$138.34	$101.12	$111.35	$111.77
Net operating results:
Interest income	0.66	0.73	0.68	0.67	0.74	0.68	0.79	0.79	0.58	0.64	0.64
Expenses	(7.34)	(6.43)	(5.94)	(7.24)	(6.53)	(6.03)	(5.86)	(5.86)	(5.42)	(4.71)	(4.73)
Net gain/(loss) on investments, net of non-controlling interests	9.13	9.51	8.93	(0.03)	(0.42)	(0.26)	14.93	14.93	10.90	11.76	11.96

Net income/(loss)	2.46	3.82	3.67	(6.60)	(6.21)	(5.61)	9.86	9.86	6.05	7.68	7.87

Net asset value, June 30, 2015	$115.55	$128.49	$118.70	$110.01	$122.32	$113.45	$148.16	$148.20	$107.17	$119.03	$119.64

Ratios to average net assets (3)
Net investment income/(loss)	-8.11%	-5.63%	-5.63%	-8.60%	-6.39%	-6.39%	-5.01%	-5.01%	-7.10%	-5.01%	-4.94%
Expenses before incentive fees (4)	6.49%	4.01%	4.01%	7.45%	5.24%	5.24%	4.45%	4.45%	6.54%	4.45%	4.31%
Expenses after incentive fees (4)	9.18%	6.70%	6.70%	9.71%	7.49%	7.49%	6.04%	6.04%	8.13%	6.04%	5.97%
Total return before incentive fees (2)	4.86%	5.75%	5.88%	-3.40%	-2.57%	-2.45%	8.72%	8.72%	7.57%	8.49%	8.70%
Total return after incentive fees (2)	2.18%	3.06%	3.19%	-5.66%	-4.83%	-4.71%	7.13%	7.13%	5.98%	6.90%	7.04%

	Equinox Frontier Balanced Fund						Equinox Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2014	$131.54	$133.20	$179.16	$153.02	$152.52		$95.61	$96.82	$128.48
Net operating results:
Interest income	0.02	0.02	0.03	0.02	0.02		0.00	0.00	0.00
Expenses	(5.40)	(3.35)	(4.51)	(3.86)	(3.84)		(3.89)	(2.44)	(3.24)
Net gain/(loss) on investments, net of non-controlling interests	5.66	5.62	7.56	7.17	7.15		(4.41)	(4.64)	(6.15)

Net income/(loss)	0.28	2.29	3.08	3.34	3.33		(8.30)	(7.08)	(9.39)

Net asset value, June 30, 2015	$131.82	$135.49	$182.24	$156.36	$155.85		$87.31	$89.74	$119.09

Ratios to average net assets (3)
Net investment income/(loss)	-6.18%	-3.17%	-3.17%	-3.17%	-3.17%		-6.80%	-3.80%	-3.80%
Expenses before incentive fees (4)	4.78%	1.77%	1.77%	1.77%	1.77%		5.79%	2.79%	2.79%
Expenses after incentive fees (4)	6.21%	3.20%	3.20%	3.20%	3.20%		6.80%	3.80%	3.80%
Total return before incentive fees (2)	1.65%	3.15%	3.15%	3.62%	3.62%		-7.67%	-6.30%	-6.29%
Total return after incentive fees (2)	0.21%	1.72%	1.72%	2.18%	2.18%		-8.68%	-7.31%	-7.31%

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2014	$175.95	$178.18	$226.23	$130.28	$131.93	$176.56
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(9.39)	(6.81)	(8.65)	(5.46)	(3.45)	(4.62)
Net gain/(loss) on investments, net of non-controlling interests	(0.71)	(0.91)	(1.15)	1.28	1.13	1.51

Net income/(loss)	(10.10)	(7.72)	(9.80)	(4.18)	(2.32)	(3.11)

Net asset value, June 30, 2015	$165.85	$170.46	$216.43	$126.10	$129.61	$173.45

Ratios to average net assets (3)
Net investment income/(loss)	-8.62%	-5.62%	-5.62%	-6.94%	-3.93%	-3.93%
Expenses before incentive fees (4)	6.87%	3.86%	3.86%	5.96%	2.96%	2.96%
Expenses after incentive fees (4)	8.62%	5.62%	5.62%	6.94%	3.93%	3.93%
Total return before incentive fees (2)	-3.99%	-2.58%	-2.58%	-2.23%	-0.78%	-0.79%
Total return after incentive fees (2)	-5.74%	-4.33%	-4.33%	-3.21%	-1.76%	-1.76%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

	Equinox Frontier Diversified Fund (5)			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, March 31, 2014	$82.77	$90.05	$82.92	$87.30	$94.96	$87.80	$111.48	$111.51	$82.42	$89.56	$89.74
Net operating results:
Interest income	0.22	0.24	0.22	0.25	0.28	0.26	0.32	0.32	0.24	0.26	0.26
Expenses	(2.93)	(2.66)	(2.46)	(2.42)	(2.12)	(1.97)	(1.95)	(1.95)	(1.87)	(1.57)	(1.57)
Net gain/(loss) on investments, net of non-controlling interests	6.71	7.18	6.69	7.84	8.45	7.88	2.32	2.32	1.97	2.07	2.13

Net income/(loss)	4.00	4.76	4.45	5.67	6.61	6.17	0.69	0.69	0.34	0.76	0.82

Net asset value, June 30, 2014	$86.77	$94.81	$87.37	$92.97	$101.57	$93.97	$112.17	$112.20	$82.76	$90.32	$90.56

Ratios to average net assets (3)
Net investment income/(loss)	-7.61%	-5.26%	-5.26%	-7.78%	-5.61%	-5.61%	-5.80%	-5.80%	-7.89%	-5.80%	-5.80%
Expenses before incentive fees (4)	6.82%	4.47%	4.47%	8.26%	6.09%	6.09%	6.96%	6.96%	9.04%	6.96%	6.96%
Expenses after incentive fees (4)	8.65%	6.31%	4.47%	8.93%	6.77%	6.09%	6.96%	6.96%	9.04%	6.96%	6.96%
Total return before incentive fees (2)	6.67%	7.12%	5.37%	7.17%	7.64%	7.03%	0.62%	0.62%	0.41%	0.85%	0.91%
Total return after incentive fees (2)	4.83%	5.29%	5.37%	6.49%	6.96%	7.03%	0.62%	0.62%	0.41%	0.85%	0.91%

	Equinox Frontier Balanced Fund				Equinox Frontier Select Fund
	Class 1	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2014	$101.99	$135.81	$115.17	$114.80	$75.01	$98.55
Net operating results:
Interest income	0.01	0.01	0.01	0.01	0.00	0.00
Expenses	(2.27)	(2.02)	(1.72)	(1.71)	(1.58)	(1.34)
Net gain/(loss) on investments, net of non-controlling interests	4.13	5.55	5.02	4.99	4.80	6.35

Net income/(loss)	1.87	3.54	3.31	3.29	3.22	5.01

Net asset value, June 30, 2014	$103.86	$139.35	$118.48	$118.09	$78.23	$103.56

Ratios to average net assets (3)
Net investment income/(loss)	-5.91%	-2.91%	-2.91%	-2.91%	-7.82%	-4.81%
Expenses before incentive fees (4)	4.94%	1.93%	1.93%	1.93%	7.63%	4.63%
Expenses after incentive fees (4)	5.94%	2.94%	2.94%	2.94%	7.82%	4.81%
Total return before incentive fees (2)	2.84%	3.61%	3.88%	3.87%	4.48%	5.27%
Total return after incentive fees (2)	1.83%	2.61%	2.87%	2.87%	4.29%	5.08%

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2014	$136.93	$172.12	$95.41	$126.41
Net operating results:
Interest income	0.00	0.00	0.00	0.00
Expenses	(4.21)	(3.98)	(2.38)	(2.19)
Net gain/(loss) on investments, net of non-controlling interests	12.35	15.58	9.55	12.71

Net income/(loss)	8.14	11.60	7.17	10.52

Net asset value, June 30, 2014	$145.07	$183.72	$102.58	$136.93

Ratios to average net assets (3)
Net investment income/(loss)	-8.34%	-5.34%	-7.41%	-4.41%
Expenses before incentive fees (4)	7.13%	4.12%	6.65%	3.64%
Expenses after incentive fees (4)	8.34%	5.34%	7.41%	4.41%
Total return before incentive fees (2)	7.16%	7.95%	8.28%	9.09%
Total return after incentive fees (2)	5.94%	6.74%	7.51%	8.32%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(5)	Class 3 began operations on February 24, 2014.

	Equinox Frontier Diversified Fund (5)			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2013	$87.10	$94.35	$84.21	$91.83	$99.46	$91.91	$125.26	$125.30	$92.73	$100.34	$100.47
Net operating results:
Interest income	0.45	0.49	0.45	0.53	0.58	0.54	0.71	0.71	0.52	0.57	0.57
Expenses	(4.84)	(4.22)	(3.88)	(4.17)	(3.53)	(3.30)	(4.01)	(3.97)	(3.82)	(3.20)	(3.18)
Net gain/(loss) on investments, net of non-controlling interests	4.06	4.19	6.59	4.78	5.06	4.82	(9.79)	(9.84)	(6.67)	(7.39)	(7.30)

Net income/(loss)	(0.33)	0.46	3.16	1.14	2.11	2.06	(13.09)	(13.10)	(9.97)	(10.02)	(9.91)

Net asset value, June 30, 2014	$86.77	$94.81	$87.37	$92.97	$101.57	$93.97	$112.17	$112.20	$82.76	$90.32	$90.56

Ratios to average net assets (3)
Net investment income/(loss)	-8.08%	-5.75%	-5.75%	-7.67%	-5.53%	-5.53%	-5.71%	-5.71%	-7.79%	-5.71%	-5.71%
Expenses before incentive fees (4)	6.67%	4.35%	22.48%	8.23%	6.10%	6.10%	6.94%	6.94%	9.03%	6.94%	6.94%
Expenses after incentive fees (4)	9.17%	6.84%	22.48%	8.90%	6.76%	6.10%	6.94%	6.94%	9.03%	6.94%	6.94%
Total return before incentive fees (2)	2.12%	2.98%	3.75%	1.90%	2.78%	2.24%	-10.45%	-10.45%	-10.75%	-9.99%	-9.86%
Total return after incentive fees (2)	-0.38%	0.49%	3.75%	1.24%	2.12%	2.24%	-10.45%	-10.45%	-10.75%	-9.99%	-9.86%

	Equinox Frontier Balanced Fund				Equinox Frontier Select Fund
	Class 1	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2013	$106.29	$140.49	$118.80	$118.41	$79.86	$104.14
Net operating results:
Interest income	0.02	0.02	0.02	0.02	0.00	0.00
Expenses	(4.05)	(3.37)	(2.86)	(2.85)	(2.93)	(2.37)
Net gain/(loss) on investments, net of non-controlling interests	1.60	2.21	2.52	2.51	1.30	1.79

Net income/(loss)	(2.43)	(1.14)	(0.32)	(0.32)	(1.63)	(0.58)

Net asset value, June 30, 2014	$103.86	$139.35	$118.48	$118.09	$78.23	$103.56

Ratios to average net assets (3)
Net investment income/(loss)	-6.41%	-3.41%	-3.41%	-3.41%	-7.62%	-4.62%
Expenses before incentive fees (4)	4.92%	1.92%	1.92%	1.92%	7.45%	4.45%
Expenses after incentive fees (4)	6.45%	3.44%	3.44%	3.44%	7.62%	4.62%
Total return before incentive fees (2)	-0.76%	0.71%	1.25%	1.25%	-1.87%	-0.38%
Total return after incentive fees (2)	-2.29%	-0.81%	-0.27%	-0.27%	-2.04%	-0.56%

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2013	$139.59	$174.17	$102.05	$134.21
Net operating results:
Interest income	0.00	0.00	0.00	0.00
Expenses	(6.51)	(5.60)	(3.85)	(3.18)
Net gain/(loss) on investments, net of non-controlling interests	11.99	15.15	4.38	5.90

Net income/(loss)	5.48	9.55	0.53	2.72

Net asset value, June 30, 2014	$145.07	$183.72	$102.58	$136.93

Ratios to average net assets (3)
Net investment income/(loss)	-8.27%	-5.27%	-7.22%	-4.22%
Expenses before incentive fees (4)	7.06%	4.06%	6.49%	3.49%
Expenses after incentive fees (4)	8.27%	5.27%	7.22%	4.22%
Total return before incentive fees (2)	5.13%	6.69%	1.25%	2.76%
Total return after incentive fees (2)	3.93%	5.48%	0.52%	2.03%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(5)	Class 3 began operations on February 24, 2014.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of June 30, 2015 and December 31, 2014 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Three Months Ended June 30, 2015

Monthly average contracts:

	Bought	Sold
Equinox Frontier Select Fund	546	584
Equinox Frontier Balanced Fund	1,797	1,774
Equinox Frontier Diversified Fund	2,769	2,726

For the Three Months Ended June 30, 2014

Monthly average contracts:

	Bought	Sold
Equinox Frontier Long/Short Commodity Fund	67	66
Equinox Frontier Balanced Fund	3,740	3,748

For the Six Months Ended June 30, 2015

Monthly average contracts:

	Bought	Sold
Equinox Frontier Select Fund	1,255	1,304
Equinox Frontier Balanced Fund	4,039	3,985
Equinox Frontier Diversified Fund	6,368	6,338

For the Six Months Ended June 30, 2014

Monthly average contracts:

	Bought	Sold
Equinox Frontier Long/Short Commodity Fund	3,593	3,902
Equinox Frontier Balanced Fund	8,390	8,355
Equinox Frontier Masters Fund	79	113

The following tables summarize the trading revenues for the three and six months ended June 30, 2015 and 2014 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2015

Type of contract	Equinox Frontier Select Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund
Metals	$(201,265)	$(370,488)	$(145,932)
Currencies	(645,245)	(1,169,704)	259,547
Energies	(440,367)	119,419	(612,864)
Agriculturals	(104,895)	(75,520)	(235,594)
Interest rates	(848,640)	(1,397,750)	427,927
Stock indices	76,440	211,184	787,414

Realized trading income/(loss)(1)	$(2,163,972)	$(2,682,859)	$480,498

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2014

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund
Metals	$21,000	$(318,434)
Currencies	—	(391,938)
Energies	96,785	(96,424)
Agriculturals	(257,049)	(138,369)
Interest rates	3,989	2,409,585
Stock indices	(9,090)	2,647,014

Realized trading income/(loss)(1)	$(144,365)	$4,111,434

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2015

Type of contract	Equinox Frontier Select Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund
Metals	$(746,843)	$(744,338)	$(626,206)
Currencies	(311,552)	521,161	1,559,721
Energies	253,545	685,468	19,336
Agriculturals	(132,603)	(34,965)	(192,326)
Interest rates	206,485	712,111	5,125,887
Stock indices	852,623	2,453,383	2,995,255

Realized trading income/(loss)(1)	$121,655	$3,592,820	$8,881,667

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2015

Type of contract	Equinox Frontier Select Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund
Metals	$138,192	$(77,032)	$6,780
Currencies	(98,437)	165,879	(364,623)
Energies	(83,883)	(84,762)	(92,955)
Agriculturals	(516,454)	218,632	(521,317)
Interest rates	(139,963)	(683,706)	(1,291,495)
Stock indices	(202,114)	(586,952)	(820,705)

Change in unrealized trading income/(loss)(1)	$(902,659)	$(1,047,941)	$(3,084,315)

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2015

Type of contract	Equinox Frontier Select Fund	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund
Metals	$545,034	$7,712	$176,379
Currencies	(26,264)	(35,662)	(1,067,105)
Energies	(744,229)	(630,250)	(403,177)
Agriculturals	(437,516)	113,791	(226,857)
Interest rates	(576,893)	(931,136)	(1,605,340)
Stock indices	(366,874)	(938,211)	(86,106)

Change in unrealized trading income/(loss)(1)	$(1,606,742)	$(2,413,756)	$(3,212,206)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of June 30, 2015 and December 31, 2014.

As of June 30, 2015	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$116,357	$(895,320)	$(778,963)
Swap Contracts	18,491,634	—	18,491,634

Equinox Frontier Diversified Fund
Open Trade Equity/(Deficit)	$—	$(571,551)	$(571,551)
Options Purchased	374,470	—	374,470
Options Written	—	(219,660)	(219,660)
Swap Contracts	$7,615,169	$—	7,615,169

Equinox Frontier Long/Short Commodity Fund
Swap Contracts	$4,304,209	$—	4,304,209

Equinox Frontier Heritage Fund
Swap Contracts	$7,809,251	$—	7,809,251

Equinox Frontier Select Fund
Open Trade Equity/(Deficit)	$153,408	$(97,452)	$55,956

As of December 31, 2014	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$4,281,391	$(983,842)	$3,297,549
Swap Contracts	18,246,954	—	18,246,954

Equinox Frontier Diversified Fund
Open Trade Equity/(Deficit)	$3,215,206	$—	$3,215,206
Options Purchased	288,413	—	288,413
Options Written	—	(253,018)	(253,018)
Swap Contracts	6,570,408	—	6,570,408

Equinox Frontier Long/Short Commodity Fund
Swap Contracts	$3,633,060	$—	$3,633,060

Equinox Frontier Heritage Fund
Swap Contracts	$7,540,465	$—	$7,540,465

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

The Trust has guaranteed the obligations of the Trading Companies under the customer agreements with UBS Securities LLC as Clearing Broker. In the event that one Series of the Trust is unable to meet its obligations to UBS Securities LLC, the assets of the other Series will be available to UBS Securities LLC as part of the guarantee, but only to the extent of such Series’ pro rata allocation to the Trading Company. The Series have not recorded any liability for the indemnifications in the accompanying financial statements, as it expects any possibility of losses to be remote.

11. Subsequent Events

None.

Equinox Frontier Funds

Consolidated Statements of Financial Condition

June 30, 2015 (Unaudited) and December 31, 2014

	6/30/15	12/31/14
ASSETS
Cash and cash equivalents	$21,392,438	$18,977,844
U.S. Treasury securities, at fair value	128,817,968	139,953,516
Receivable from futures commission merchants	61,682,864	65,911,348
Open trade equity, at fair value	—	14,824,422
Options purchased, at fair value	3,819,429	9,075,883
Swap contracts, at fair value	38,220,263	35,990,887
Prepaid service fees	29,917	16,042
Interest receivable	2,207,897	2,151,018
Receivables from related parties	5,058	5,661
Other assets	10	500,010

Total Assets	$256,175,844	$287,406,631

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$17,281	$—
Written options, at fair value	2,581,870	8,963,838
Pending owner additions	39,168	41,954
Owner redemptions payable	9,883	159,066
Incentive fees payable to Managing Owner	94,737	6,665,328
Management fees payable to Managing Owner	433,161	468,154
Interest payable to Managing Owner	207,941	203,086
Trading fees payable to Managing Owner	304,512	324,854
Service fees payable to Managing Owner	313,101	336,115
Payables to related parties	52,391	37,927
Other liabilities	—	—

Total Liabilities	4,054,045	17,200,322

CAPITAL
Managing Owner Units	5,851,215	5,672,261
Limited Owner Units	246,270,584	264,534,048

Total Capital	252,121,799	270,206,309

Total Liabilities and Capital	$256,175,844	$287,406,631

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Condensed Schedule of Investments

June 30, 2015 (Unaudited)

Description		Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (Europe)	$(2,164,139)	-0.86%
	Various base metals futures contracts (U.S.)	84,814	0.03%
	Various currency futures contracts (Singapore)	(364)	0.00%
	Various currency futures contracts (U.S.)	(106,166)	-0.04%
	Various energy futures contracts (Europe)	7,576	0.00%
	Various energy futures contracts (Far East)	(2,367)	0.00%
	Various energy futures contracts (U.S.)	2,559,970	1.02%
	Various interest rates futures contracts (Canada)	114,607	0.05%
	Various interest rates futures contracts (Europe)	(74,443)	-0.03%
	Various interest rates futures contracts (Far East)	42,359	0.02%
	Various interest rates futures contracts (Oceanic)	10,587	0.00%
	Various interest rates futures contracts (U.S.)	437,966	0.17%
	Various precious metal futures contracts (Far East)	(4,131)	0.00%
	Various precious metal futures contracts (U.S.)	(1,069,275)	-0.42%
	Various soft futures contract (Europe)	(970)	0.00%
	Various soft futures contracts (Africa)	(454)	0.00%
	Various soft futures contracts (Canada)	22,981	0.01%
	Various soft futures contracts (Europe)	168,826	0.07%
	Various soft futures contracts (Far East)	(37,878)	-0.02%
	Various soft futures contracts (Oceanic)	(431)	0.00%
	Various soft futures contracts (U.S.)	2,046,472	0.81%
	Various stock index futures contracts (Africa)	(1,893)	0.00%
	Various stock index futures contracts (Canada)	(20,034)	-0.01%
	Various stock index futures contracts (Europe)	(583,815)	-0.23%
	Various stock index futures contracts (Far East)	(707,053)	-0.28%
	Various stock index futures contracts (Mexico)	302	0.00%
	Various stock index futures contracts (Oceanic)	(9,345)	0.00%
	Various stock index futures contracts (U.S.)	(1,400,916)	-0.56%

	Total Long Futures Contracts	$(687,214)	-0.27%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (Europe)	$2,047,404	0.81%
	Various base metals futures contracts (U.S.)	(55,018)	-0.02%
	Various currency futures contracts (U.S.)	291,247	0.12%
	Various energy futures contracts (Europe)	(149)	0.00%
	Various energy futures contracts (Far East)	2,424	0.00%
	Various energy futures contracts (U.S.)	(1,618,118)	-0.64%
	Various interest rates futures contracts (Canada)	(28,296)	-0.01%
	Various interest rates futures contracts (Europe)	(462,927)	-0.18%
	Various interest rates futures contracts (Far East)	(67,118)	-0.03%
	Various interest rates futures contracts (Oceanic)	(33,365)	-0.01%
	Various interest rates futures contracts (U.S.)	(34,253)	-0.01%
	Various precious metal futures contracts (Far East)	4,829	0.00%
	Various precious metal futures contracts (U.S.)	1,786,770	0.71%
	Various soft futures contract (Europe)	(830)	0.00%
	Various soft futures contracts (Europe)	(78,844)	-0.03%
	Various soft futures contracts (Far East)	2,939	0.00%
	Various soft futures contracts (U.S.)	(1,332,886)	-0.53%
	Various stock index futures contracts (Africa)	294	0.00%
	Various stock index futures contracts (Canada)	5,287	0.00%
	Various stock index futures contracts (Europe)	39,728	0.02%
	Various stock index futures contracts (Far East)	(66,787)	-0.03%
	Various stock index futures contracts (Oceanic)	42,871	0.02%
	Various stock index futures contracts (U.S.)	312,496	0.12%

	Total Short Futures Contracts	$757,698	0.31%

CURRENCY FORWARDS *
	Various currency forwards contracts (NA)	$(87,765)	-0.03%

	Total Currency Forwards	$(87,765)	-0.03%

	Total Open Trade Equity (Deficit)	$(17,281)	0.01%

OPTIONS PURCHASED *
	Various energy futures contracts (U.S.)	$3,436,940	1.36%
	Various soft futures contracts (U.S.)	8,020	0.00%
	Various stock index futures contracts (U.S.)	374,469	0.15%

	Total Options Purchased	$3,819,429	1.51%

OPTIONS WRITTEN *
	Various energy futures contracts (U.S.)	$(2,300,699)	-0.91%
	Various soft futures contracts (U.S.)	(61,510)	-0.02%
	Various stock index futures contracts (U.S.)	(219,661)	-0.09%

	Total Options Written	$(2,581,870)	-1.02%

SWAPS (1)
	Frontier Brevan Howard swap (U.S.)	$7,809,251	3.10%
	Frontier XXXIV Balanced select swap (U.S.)	18,491,634	7.33%
	Frontier XXXV Diversified select swap (U.S.)	7,615,169	3.02%
	Frontier XXXVII L/S select swap (U.S.)	4,304,209	1.71%

	Total Swaps	$38,220,263	15.16%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value	Fair Value
$75,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$100,558,593	39.88%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	28,259,375	11.21%

	Total U.S. Treasury Securities	$128,817,968	51.09%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

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

Equinox Frontier Funds

Consolidated Statements of Operations

For the Three Months Ended June 30, 2015 and 2014

(Unaudited)

	2015	2014
Investment income:
Interest - net	$274,961	$261,329

Total Income	274,961	261,329

Expenses:
Incentive Fees	94,738	2,554,722
Management Fees	1,280,518	1,498,648
Service Fees - Class 1	1,129,839	1,065,882
Trading Fees	886,592	798,997

Total Expenses	3,391,687	5,918,249

Investment income/(loss) - net	(3,116,726)	(5,656,920)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(14,178,689)	5,361,595
Net change in open trade equity/(deficit)	(3,193,895)	5,985,923
Net realized gain/(loss) on swap contracts	—	—
Net unrealized gain/(loss) on swap contracts	(9,714,795)	1,976,879
Net realized gain/(loss) on U.S. Treasury securities	588,474	(86,598)
Net unrealized gain/(loss) on U.S. Treasury securities	(5,876,125)	2,699,089
Trading commissions	(715,951)	(850,912)

Net gain/(loss) on investments	(33,090,981)	15,085,976

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(36,207,707)	$9,429,056

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statements of Operations

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	2015	2014
Investment income:
Interest - net	$569,631	$599,552

Total Income	569,631	599,552

Expenses:
Incentive Fees	4,997,512	3,552,049
Management Fees	2,569,188	3,128,333
Service Fees - Class 1	2,300,891	2,268,039
Trading Fees	1,807,859	1,704,117

Total Expenses	11,675,450	10,652,538

Investment income/(loss) - net	(11,105,819)	(10,052,986)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	25,808,976	5,513,099
Net change in open trade equity/(deficit)	(13,495,336)	(5,042,030)
Net realized gain/(loss) on swap contracts	—	—
Net unrealized gain/(loss) on swap contracts	1,229,375	(1,722,185)
Net realized gain/(loss) on U.S. Treasury securities	588,474	(641,266)
Net unrealized gain/(loss) on U.S. Treasury securities	(3,141,062)	9,484,294
Trading commissions	(1,426,355)	(1,904,552)

Net gain/(loss) on investments	9,564,072	5,687,360

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(1,541,747)	$(4,365,626)

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statement of Changes in Owners’ Capital

For the Six Months Ended June 30, 2015 (Unaudited)

	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2014	$5,736,634	$264,469,675	$270,206,309

Sale of Units	—	9,776,731	9,776,731
Redemption of Units	—	(27,531,104)	(27,531,104)
Payment made by the Managing Owner	—	1,211,610	1,211,610
Net increase/(decrease) in Owners’
Capital resulting from operations	114,581	(1,656,328)	(1,541,747)

Owners’ Capital, June 30, 2015	$5,851,215	$246,270,584	$252,121,799

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2015 and 2014 (Unaudited)

	2015	2014
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,541,747)	$(4,365,626)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	14,841,703	4,160,411
Net change in options purchased	5,256,454	(2,086,567)
Net change in options written	(6,381,968)	537,577
Net change in allocation of total return swaps	—	—
Net unrealized (gain)/loss on swap contracts	(1,229,376)	1,722,185
Net realized (gain)/loss on swap contracts	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	3,141,062	(9,484,294)
Net realized (gain)/loss on U.S. Treasuries securities	(588,474)	641,266
(Purchases) sales of:
Sales of swap contracts	—	—
(Purchases) of swap contracts	(1,000,000)	—
Sales of U.S. Treasury securities	28,542,000	74,122,949
(Purchases) of U.S. Treasury securities	(21,196,875)	—
U.S. Treasury interest and premium paid/amortized	1,237,835	—
Increase and/or decrease in:
Receivable from futures commission merchants	4,228,484	(272,327)
Distributions from trading companies	—	—
Prepaid service fees	(13,875)	10,115
Interest receivable	(56,879)	444,476
Receivable from related parties	603	1,495
Other assets	500,000	48
Incentive fees payable to Managing Owner	(6,570,591)	1,143,462
Management fees payable to Managing Owner	(34,993)	(116,199)
Interest payable to Managing Owner	4,855	(88,384)
Trading fees payable to Managing Owner	(20,342)	(84,734)
Service fees payable to Managing Owner	(23,014)	(95,091)
Payables to related parties	14,464	11,796
Other liabilities	—	3,500

Net cash provided by (used in) operating activities	19,109,326	66,206,058

Cash Flows from Financing Activities:
Proceeds from sale of capital	9,776,731	6,227,081
Payment for redemption of capital	(27,531,104)	(63,229,628)
Payment made by the Managing Owner	1,211,610	—
Pending owner additions	(2,786)	(6,430)
Redemptions payable	(149,183)	(640,243)

Net cash provided by (used in) financing activities	(16,694,732)	(57,649,220)

Net increase (decrease) in cash and cash equivalents	2,414,594	8,556,838

Cash and cash equivalents, beginning of period	18,977,844	9,302,857

Cash and cash equivalents, end of period	$21,392,438	$17,859,695

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

The Trust, with respect to each Series:

•	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

•	allocates funds to a Trading Company or Companies. Except as otherwise described in these notes, each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s assets and make the trading decisions for the assets of each Series invested in such Trading Company. Each Trading Company will segregate its assets from any other Trading Company;

•	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

•	calculates the NAV of its Units for each Series separately from the other Series;

•	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

•	maintains each Series of Units in three to six classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the

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

As of June 30, 2015, the Trust, with respect to the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Equinox Frontier Balanced Fund and the Equinox Frontier Long/Short Commodity Fund separates Units into a maximum of six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of U.S. Treasury Securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

Each Series of the Trust may invest a portion of its assets in a single Trading Company or in several different Trading Companies and may have multiple Trading Advisors that manage the assets invested in such Trading Companies.

On November 26, 2014, the Trust’s portfolio management team approved an allocation change in an Emil Van Essen trading program that was not fully implemented as intended. As a result, certain series who invested in Emil Van Essen were not allocated sufficient gains and certain other series who invested in Emil Van Essen suffered greater losses. In January 2015, the Managing Owner determined to make a payment to the affected investors within the Equinox Frontier Balanced Fund, Equinox Frontier Diversified Fund and Equinox Frontier Long/Short Commodity Fund, in the aggregate amount of $1,211,610 to reimburse the effect of the missed gain or higher loss on such investors in the series, and such amount was recorded in the Statement of Changes in Owners’ Capital as Payment Made by the Managing Owner.

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

Investments and Swaps—The Trust records investment transactions on a trade date basis and all investments are recorded at fair value, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts are reported at fair value based upon daily reports from the counterparty. The counterparty values the investments based on the CTA’s estimated position information on a same-trading day basis. The Managing Owner reviews and approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts. This fair value is corroborated by valuations provided by a third party pricing service on a daily basis. The pricing service, utilizing proprietary model-intensive methodologies, selects and implements the pricing model appropriate for each swap valuation. The pricing service does not provide detail of the pricing model to management. The Managing Owner engages, via inquiry and review of methodology documentation, with the service provider to gain an understanding of the valuation model selected, the components of the model, both observable and unobservable, and quality control testing procedures in place.

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the six months ended June 30, 2015. The 2011 through 2014 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Service Fees—The Trust may maintain each Series of Units in three to six classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund and Equinox Frontier Masters Fund or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents.

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

Recently Issued Accounting Pronouncements—Recently Issued Accounting Pronouncements—In May of 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (a consensus of the FASB Emerging Issues Task Force). This ASU removes the requirement to categorize within the fair value hierarchy investments for which fair values are measured at NAV using the practical expedient. The ASU also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The ASU is effective for public business entities for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. Earlier application is permitted.

In February, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Trust’s consolidated financial statements. Early adoption is permitted. In May 2014 the FASB issued a final standard on revenue from contracts with customers. The standard, issued as FASB ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The ASU is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. A full retrospective or modified retrospective approach may be taken to adopt the guidance in the ASU. The Trust is currently evaluating the impact of the provisions of ASU 2014-09 on its consolidated financial position, results of operations and related disclosures.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value based upon daily reports from the counterparty. The counterparty values the investments based on the CTA’s estimated position information on a same-trading day basis. The Managing Owner reviews and approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts. The fair value is corroborated through the use of a third party pricing service (“pricing service”). The valuation of swap contracts requires significant estimates utilizing Level 3 Inputs corroborated by management through the use of the pricing service. The pricing service, utilizing proprietary model-intensive methodologies, selects and implements the pricing model appropriate for each swap valuation. The pricing service does not provide detail of the pricing model to management. The Managing Owner through the valuation committee charted by the Executive Committee of the Trust, engages, via inquiry and review of methodology documentation, with the service provider to gain an understanding of the valuation model selected; the components of the model, both observable and unobservable; and quality control testing procedures in place. The valuation committee meets on a monthly basis and as needed to discuss any updates or changes in the valuation process, reporting to the Executive Committee. The pricing service’s methodology includes performance of tolerance testing on its valuation models to ensure consistency and reasonableness of the values derived. The tolerance testing includes valuing the components of the product separately, i.e. underlying asset, volatility, financing rates, and so forth. The tolerance testing is part of the initial valuation setup and throughout the ongoing daily valuation process. The pricing service also has several layers of quality control including: engineering / reverse engineering process to understand each swap and its subcomponent parts fully; comparative analysis against other valuations performed with similar composition and characteristics; review of output valuation against expectations based on observable price movements of underlying futures; and lastly, periodic review by a senior financial engineer to ensure design and function of model is stable and perform as expected.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$70,482	$(87,763)	$—	$(17,281)
Swap Contracts	—	—	38,220,263	38,220,263
U.S. Treasury Securities	128,817,968	—	—	128,817,968
Purchased Options	—	3,819,429	—	3,819,429
Written Options	—	(2,581,870)	—	(2,581,870)

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$15,756,796	$(932,374)	$—	$14,824,422
Swap Contracts	—	—	35,990,887	35,990,887
U.S. Treasury Securities	139,953,516	—	—	139,953,516
Purchased Options	—	9,075,883	—	9,075,883
Written Options	—	(8,963,838)	—	(8,963,838)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net realized and net unrealized gain/(loss) on swap contracts” on the statements of operations.

For the Six Months Ended June 30, 2015
Balance of recurring Level 3 assets as of January 1, 2015	$35,990,887
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	1,229,376
Purchases of investments	1,000,000
Sales of investments	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of June 30, 2015	$38,220,263

For the Year Ended December 31, 2014
Balance of recurring Level 3 assets as of January 1, 2014	$21,455,529
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	14,535,358
Purchases of investments	—
Sales of investments	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2014	$35,990,887

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six months ended June 30, 2015 and the year ended December 31, 2014, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at June 30, 2015.

Swaps	$ 1,229,375

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at December 31, 2014.

Swaps	$ 14,535,358

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of June 30, 2015 and December 31, 2014, approximately 14.9% or $38,220,263 and 12.5% or $35,990,887, respectively, of the Trust’s assets were invested with over-the-counter counterparties in order to initiate and maintain Swaps and is recorded as Swap Contracts, at fair value on the Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

The Trust had invested in the following swaps as of and for the six months ended June 30, 2015:

	Brevan Howard Total Return Swap	XXXIV Balanced Select Swap Total Return Swap	XXXV Diversified Select Swap Total Return Swap	XXXVII L/S Select Swap Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$15,663,283	$62,910,098	$30,500,000	$10,090,513
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,993,000	$9,600,000	$3,400,000	$3,880,000
Swap Value	$1,816,251	$8,891,634	$4,215,169	$424,209
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Change in Unrealized Gain/(Loss)	$268,786	$244,680	$1,044,760	($328,851)

Fair Value as of 6/30/2015	$7,809,251	$18,491,634	$7,615,169	$4,304,209

The Trust had invested in the following swaps as of and for the year ended December 31, 2014:

	Brevan Howard Total Return Swap	XXXIV Balanced Select Swap Total Return Swap	XXXV Diversified Select Swap Total Return Swap	XXXVII L/S Select Swap Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$17,663,283	$67,610,098	$35,500,000	$13,590,513
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,993,000	$9,600,000	$3,400,000	$3,880,000
Swap Value	$1,547,466	$8,646,955	$3,170,409	($246,940)
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Unrealized Gain/(Loss)	$2,105,281	$8,120,996	$3,132,777	$1,176,514

Fair Value as of 12/31/2014	$7,540,466	$18,246,955	$6,570,409	$3,633,060

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

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a percentage of the nominal assets of such Series, calculated on a daily basis. The total amount of assets of a series allocated to trading advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the trading advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the trading advisors and any reference programs, is referred to herein as the “nominal assets” of the series. The annual rate of the management fee is: 0.5% for the Equinox Frontier Balanced Fund Class 1, Class 2 and Class 3, 1.0% for the Equinox Frontier Balanced Fund Class 1a, Class 2a and Class 3a, 2.0% for the Equinox Frontier Winton Fund, Equinox Frontier Long/Short Commodity Fund Class 1a, Class 2a and Class 3a and Equinox Frontier Masters Fund, 0.75% for Equinox Frontier Diversified Fund, 2.5% for the Equinox Frontier Heritage Fund and Equinox Frontier Select Fund, and 3.5% for the Equinox Frontier Long/Short Commodity Fund Class 1, Class 2 and Class 3. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) and/or waive (up to the percentage specified) any such management fee to the extent any related management fee is paid by a trading company or estimated management fee is embedded in a swap or other derivative instrument. Any management fee embedded in a swap or other derivative instrument may be greater or less than the management fee that would otherwise be charged to the series by the Managing Owner. As of the date of this Form 10-Q, the trading advisor for a series that has invested in a swap has not received any management fees directly from the series for such swap, and instead the relevant trading advisor receives compensation via the fees embedded in the swap.

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

As of June 30, 2015, the Trust has a payable to the Managing Owner in the amounts of $94,737, $433,161, $207,941, $304,512 and $313,101 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2014, the Trust has a payable to the Managing Owner in the amounts of $6,665,328, $468,154, $203,086, $324,854, and $336,115 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the three months ended June 30, 2015, the Trust paid the Managing Owner $94,738, $1,280,518, $1,129,839 and $886,592 for incentive fees, management fees, service fees, and trading fees, respectively.

For the three months ended June 30, 2014, the Trust paid the Managing Owner $2,554,722, $1,498,648, $1,065,882 and $798,997 for incentive fees, management fees, service fees, and trading fees, respectively.

For the six months ended June 30, 2015, the Trust paid the Managing Owner $4,997,512, $2,569,188, $2,300,891 and $1,807,859 for incentive fees, management fees, service fees, and trading fees, respectively.

For the six months ended June 30, 2014, the Trust paid the Managing Owner $3,552,049, $3,128,333, $2,268,039, and $1,704,117 for incentive fees, management fees, service fees, and trading fees, respectively.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the three months ended June 30, 2015 and 2014 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $14,977 and ($7,682), respectively.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund, and Equinox Frontier Balanced Fund (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. During the three months ended June 30, 2015 and 2014, the Trust paid $593,987 and $579,315, respectively, and $1,197,024 and $1,277,706 for the six months ended June 30, 2015 and 2014, respectively of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

The Managing Owner, under an amended contract, paid to The Bornhoft Group Corporation, an affiliate of the Trust, an annual payment of $1,100,000 for the first year of the contract and $600,000 for the second year of the contract, and $300,000 for the third and final year for investment and advisor services and 0.1% annually thereafter of the trading level with the Equinox Frontier Balanced Fund in lieu of a monthly service fee. The Managing Owner paid $139,848 and $221,095, respectively under this agreement for the three months ended June 30, 2015 and 2014, respectively. These amounts have no impact on the Series’ financial statements. This contract ended April 30, 2015.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $730,000 and $241,667, respectively, for the six months ended June 30, 2015 and 2014, and $425,000 and $91,667 for the three months ended June 30, 2014, respectively. These amounts have no impact on the Series’ financial statements.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $623,715 and $581,681, respectively, for the six months ended June 30, 2015 and 2014 and $307,442 and $272,694 for the three months ended June 30, 2015 and 2014, respectively. These amounts have no impact on the Series’ financial statements.

Equinox Group Distributors LLC, an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

6. Financial Highlights

The following information presents the financial highlights of the Trust for the three and six months ended June 30, 2015 and 2014. This data has been derived from the information presented in the consolidated financial statements.

Three months ended

	2015	2014
Ratios to average net assets (1)
Net investment gain/(loss) (1)	-4.48%	-6.06%
Expenses before incentive fees (3)	4.85%	5.45%
Expenses after incentive fees (3)	4.89%	6.49%

Total return before incentive fees (2)	-13.25%	4.84%
Total return after incentive fees (2)	-13.28%	3.81%
Six months ended
	2015	2014
Ratios to average net assets (1)
Net investment gain/(loss) (1)	-6.37%	-6.28%
Expenses before incentive fees (3)	4.95%	5.40%
Expenses after incentive fees (3)	6.79%	6.74%

Total return before incentive fees (2)	1.27%	-0.31%
Total return after incentive fees (2)	-0.57%	-1.65%

(1)	Annualized with the exception of incentive fees.
(2)	Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

7. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of June 30, 2015 and December 31, 2014 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the three and six months ended June 30, 2015 and 2014, the monthly average of futures contracts bought was approximately 10,232 and 9,319, respectively and sold was approximately 10,304 and 9,124, respectively.

The following tables summarize the trading revenues for the three and six months ended June 30, 2015 and 2014 by contract type:

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2015

Type of contract
Metals	$787,054
Currencies	322,356
Energies	3,239,657
Agriculturals	250,296
Interest rates	(4,205,211)
Stock indices	(3,588,047)

Change in unrealized trading income/(loss)(1)	$(3,193,895)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2015

Type of contract
Metals	$891,238
Currencies	(2,005,957)
Energies	(4,686,989)
Agriculturals	438,060
Interest rates	(4,395,416)
Stock indices	(3,736,272)

Change in unrealized trading income/(loss)(1)	$(13,495,336)

(1)	Amounts recorded in the Consolidate Statement of Operations under net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2015

Type of contract
Metals	$(1,671,013)
Currencies	(5,995,199)
Energies	(6,800,965)
Agriculturals	66,907
Interest rates	(1,770,084)
Stock indices	1,991,665

Realized trading income/(loss)(1)	$(14,178,689)

Realized Trading Revenue from Futures, Forwards and Options

for the Six Months Ended June 30, 2015

Type of contract
Metals	$(3,529,813)
Currencies	4,134,192
Energies	4,751,972
Agriculturals	(81,778)
Interest rates	8,150,824
Stock indices	12,383,579

Realized trading income/(loss)(1)	$25,808,976

(1)	Amounts recorded in the Consolidated Statements of Operations under net realized gain/(loss) on futures, forwards and options

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2014
Type of contract
Metals	$1,029,170
Currencies	450,876
Energies	300,637
Agriculturals	749,674
Interest rates	4,544,705
Stock indices	(1,089,139)

Change in unrealized trading income/(loss)(1)	$5,985,923

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2014
Type of contract
Metals	$(947,051)
Currencies	(3,956,074)
Energies	1,967,434
Agriculturals	(471,767)
Interest rates	4,765,842
Stock indices	(6,400,414)

Change in unrealized trading income/(loss)(1)	$(5,042,030)

(1)	Amounts recorded in the Consolidate Statement of Operations under net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options for the Three Months Ended June 30, 2014
Type of contract
Metals	$(2,663,349)
Currencies	(786,959)
Energies	(234,908)
Agriculturals	(1,684,548)
Interest rates	4,682,671
Stock indices	6,048,688

Realized trading income/(loss)(1)	$5,361,595

Realized Trading Revenue from Futures, Forwards and Options for the Six Months Ended June 30, 2014
Type of contract
Metals	$(3,401,979)
Currencies	(441,730)
Energies	(1,894,183)
Agriculturals	(1,738,025)
Interest rates	7,301,379
Stock indices	5,687,637

Realized trading income/(loss)(1)	$5,513,099

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of June 30, 2015 and December 31, 2014:

Offsetting of Derivative Assets and Liabilities

As of June 30, 2015	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Open Trade Equity/(Deficit)	$—	$(17,281)	$(17,281)
Options Purchased	3,819,429	—	3,819,429
Options Written	—	(2,581,870)	(2,581,870)
Swap Contracts	38,220,263	—	38,220,263

Offsetting of Derivative Assets and Liabilities

As of December 31, 2014	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Open Trade Equity/(Deficit)	$17,120,111	$(2,295,689)	$14,824,422
Options Purchased	9,075,883	—	9,075,883
Options Written	—	(8,963,838)	(8,963,838)
Swap Contracts	35,990,887	—	35,990,887

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

The Trust has guaranteed the obligations of the trading companies under the customer agreements with UBS Securities LLC as Clearing Broker. In the event that one Series of the Trust is unable to meet its obligations to UBS Securities LLC, the assets of the other Series will be available to UBS Securities LLC as part of the guarantee, but only to the extent of such Series’ pro rata allocation to the trading company. The Trust has not recorded any liability for the indemnifications in the accompanying financial statements as it expects any possibility of losses to be remote.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires the Managing Owner to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Trust’s financial statements. The Trust’s most significant accounting policy, described below, includes the valuation of its futures and forward contracts, options contracts, swap contracts, U.S. treasury securities and investments in unconsolidated Trading Companies upon exchange settlement prices or non-exchange traded contracts and obligations with valuation based on third-party quoted dealer values on the Interbank market.

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

The trading system of each of the major commodity trading advisors used by the Trading Companies is as follows:

Major Commodity Trading Advisor	Trading System Style
Abraham Trading Company	Systematic
BH-DG Systematic Trading LLP	Systematic
Brandywine Asset Management	Discretionary
Campbell & Company, Inc.	Systematic
Cantab Capital Partners LLP	Systematic
Chesapeake Capital Corporation	Systematic
Commodity Strategies AG	Systematic
Crabel Capital Management, LLC	Systematic
Emil Van Essen, LLC	Discretionary
Fort, L.P.	Systematic
H2O Asset Management	Systematic
J E Moody & Company	Systematic
Quantica Capital AG	Systematic
Quantitative Investment Management, LLC	Systematic
QuantMetrics Capital Management LLP	Systematic
Quest Partners LLC	Systematic
Red Oak Commodity Advisors, Inc.	Discretionary
Rosetta Capital Management, LLC	Discretionary
Skyline Management, Inc.	Discretionary
Systematic Alpha	Systematic
Tarpon Trading	Systematic
Tiverton Trading	Discretionary
Transtrend B.V.	Systematic
Winton Capital Management Ltd.	Systematic

As of June 30, 2015, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

	Allocation as of June 30, 2015 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
Advisor	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Masters Fund	Equinox Frontier Balanced Fund	Equinox Frontier Select Fund	Equinox Frontier Winton Fund	Equinox Frontier Heritage Fund
Abraham Trading Company	—	19%	—	—	—	—	—
Brandywine Asset Management	—	—	—	5%	—	—	—
BH-DG Systematic Trading LLP	7%	—	—	—	43%	—	48%
Campbell &Company Inc.	—	—	—	7%	—	—	—
Cantab Capital Partners LLP	—	—	—	8%	—	—	—
Chesapeake Capital Corporation	10%	—	27%	—	—	—	—
Commodity Strategies AG	—	—	—	—	—	—	—
Crabel Capital Management, LLC	7%	—	—	6%	—	—	—
Emil Van Essen, LLC	7%	17%	20%	5%	—	—	—
Fort, L.P.	11%	—	—	11%	—	—	—
H2O Asset Management	8%	—	—	9%	—	—	—
J E Moody & Company	—	16%	—	—	—	—	—
Quantica Capital AG	—	—	—	7%	—	—	—
Quantitative Investment Management, LLC	10%	—	—	9%	—	—	—
QuantMetrics Capital Management LLP	15%	—	—	9%	—	—	—
Quest Partners LLC	11%	—	—	—	—	—	—
Red Oak Commodity Advisors, Inc.	—	24%	—	—	—	—	—
Rosetta Capital Management, LLC	—	20%	—	—	—	—	—
Skyline Management, Inc.	—	—	—	—	—	—	—
Systematic Alpha	—	—	—	6%	—	—	—
Tarpon Trading LLC	—	—	—	—	—	—	—
Tiverton Trading	—	—	—	—	—	—	—
Transtrend B.V.	—	—	25%	—	57%	—	—
Winton Capital Management Ltd.	10%	—	28%	8%	—	100%	52%

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At June 30, 2015, cash deposited at the clearing brokers was $61,682,864 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Balanced Fund (Class 1a and Class 2a only), and the Equinox Frontier Long/Short Commodity Fund, 20% of the total interest allocated to each Series is paid to the Managing Owner. The amounts reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of June 30, 2015, total cash and cash equivalents held at banking institutions were $4,827,779 for the Equinox Frontier Diversified Fund, $1,119,846 for the Equinox Frontier Long/Short Commodity Fund, $1,978,484 for the Equinox Frontier Masters Fund, $7,863,320 for the Equinox Frontier Balanced Fund, $401,143 for the Equinox Frontier Select Fund, $4,254,223 for the Equinox Frontier Winton Fund, and $947,643 for the Equinox Frontier Heritage Fund.

As a commodity pool, the Registrant has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Registrant has not been forced to liquidate positions to fund redemptions. During the six months ended June 30, 2015, the Registrant was able to pay all redemptions.

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

Results of Operations

Series Returns and Other Information

The returns for each Series and Class of Units for the three and six months ended June 30, 2015 and 2014, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during the three and six months ended June 30, 2015 and 2014. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.

Equinox Frontier Diversified Fund

The Equinox Frontier Diversified Fund— Class 1 NAV lost 12.24% and gained 4.83%, respectively, for the three months ended June 30, 2015 and 2014, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 2 NAV lost 11.85% and gained 5.29%, respectively for the three months ended June 30, 2015 and 2014, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 3 NAV lost 11.79% and gained 5.37%, respectively for the three months ended June 30, 2015 and 2014.

For the three months ended June 30, 2015, the Equinox Frontier Diversified Fund recorded net loss on investments of $7,276,498, net investment income of $155,143, and total expenses of $706,350 resulting in a net decrease in Owners’ capital from operations of $7,505,363, after non-controlling interests of $322,342. For the three months ended June 30, 2014, the Equinox Frontier Diversified Fund recorded net gain on investments of $4,070,103, net investment income of $135,499, and total expenses of $1,658,328 resulting in a net increase in Owner’s Capital from operations of $2,547,274.

Please see additional discussion under “Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014 – Equinox Frontier Diversified Fund.”

Equinox Frontier Masters Fund

The Equinox Frontier Masters Fund—Class 1 NAV lost 14.31% and gained 6.49% for the three months ended June 30, 2015 and 2014 net of fees and expenses; the Equinox Frontier Masters Fund —Class 2 NAV lost 13.93% and gained 6.96% for the three months ended June 30, 2015 and 2014, net of fees and expenses; the Equinox Frontier Masters Fund—Class 3 NAV lost 13.88% and gained 7.03% for the three months ended June 30, 2015 and 2014, net of fees and expenses.

For the three months ended June 30, 2015, the Equinox Frontier Masters Fund recorded net loss on investments of $3,430,447, net investment income of $68,655, and total expenses of $432,082, resulting in a net decrease in Owners’ capital from operations of $3,793,874. For the three months ended June 30, 2014, the Equinox Frontier Masters Fund recorded net gain on investments of $2,119,822, net investment income of $71,429, and total expenses of $621,832, resulting in a net increase in Owners’ capital from operations of $1,569,419.

Please see additional discussion under “Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014—Equinox Frontier Masters Fund.”

Equinox Frontier Long/Short Commodity Fund

The Equinox Frontier Long/Short Commodity Fund—Class 2 NAV lost 10.75% and gained 0.62%, respectively, for the three months ended June 30, 2015, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 3 NAV lost 10.76% and gained 0.62%, respectively for the three months ended June 30, 2015, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 1a NAV lost 11.22% and gained 0.41%, respectively, for the three months ended June 30, 2015, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 2a NAV lost 10.83% and gained 0.85%, respectively, for the three months ended June 30, 2015, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund Class 3a NAV lost 10.78% and gained 0.91%, respectively, for the three months ended June 30, 2015, net of fees and expenses.

For the three months ended June 30, 2015, the Equinox Frontier Long/Short Commodity Fund recorded net loss on investments of $1,822,067, net investment income of $43,133, and total expenses of $266,165, resulting in a net increase in Owners’ capital from operations of $2,045,099. For the three months ended June 30, 2014, the Equinox Frontier Long/Short Commodity Fund recorded net gain on investments of $1,521,079, net investment income of $47,605, and total expenses of $317,381, resulting in a net increase in Owners’ capital from operations of $111,679, after non-controlling interests of $1,139,624.

Please see additional discussion under “Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014 – Equinox Frontier Long/Short Commodity Fund.”

Equinox Frontier Balanced Fund

The Equinox Frontier Balanced Fund—Class 1 NAV lost 11.41% and gained 1.83%, respectively, for the three months ended June 30, 2015 and 2014, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 2 NAV lost 10.74% and gained 2.61%, respectively, for the three months ended June 30, 2015 and 2014, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 2a NAV lost 10.53% and gained 2.87%, respectively, for the three months ended June 30, 2015 and 2014, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 3a NAV lost 10.53% and gained 2.87%, respectively, for the three months ended June 30, 2015 and 2014, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 1AP NAV lost 10.74% for the three months ended June 30, 2015, net of fees and expenses.

For the three months ended June 30, 2015, the Equinox Frontier Balanced Fund recorded net loss on investments of $11,603,125, net investment income of $8,003, and total expenses of $1,027,119, resulting in a net decrease in Owners’ capital from operations of $12,148,245, after non-controlling interests of $473,996 For the three months ended June 30, 2014, the Equinox Frontier Balanced Fund recorded net gain on investments of $6,379,507, net investment income of $6,543, and total expenses of $1,826,219, resulting in a net increase in Owners’ capital from operations of $1,705,510, after non-controlling interests of $2,854,321.

Please see additional discussion under “Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014 – Equinox Frontier Balanced Fund.”

Equinox Frontier Select Fund

The Equinox Frontier Select Fund—Class 1 NAV lost 17.76% and gained 4.29%, respectively, for the three months ended June 30, 2015 and 2014, net of fees and expenses; the Equinox Frontier Select Fund —Class 2 NAV lost 17.14% and gained 5.08% respectively for the three months ended June 30, 2015 and 2014, net of fees and expenses; the Equinox Frontier Select Fund —Class 1AP NAV lost 17.15% for the three months ended June 30, 2015.

For the three months ended June 30, 2015, the Equinox Frontier Select Fund recorded net loss on investments of $4,071,121, net investment income of $0, and total expenses of $208,627, resulting in a net decrease in Owners’ capital from operations of $2,913,178, after non-controlling interests of $1,366,570. For the three months ended June 30, 2014, the Equinox Frontier Select Fund recorded net gain on investments of $902,903, net investment income of $0, and total expenses of $291,912, resulting in a net increase in Owners’ capital from operations of $610,991.

Please see additional discussion under “Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014 – Equinox Frontier Select Fund.”

Equinox Frontier Winton Fund

The Equinox Frontier Winton Fund—Class 1 NAV lost 13.57% and gained 5.94%, respectively, for the three months ended June 30, 2015 and 2014, net of fees and expenses; the Equinox Frontier Winton Fund —Class 2 NAV lost 12.93% and gained 6.74%, respectively, for the three months ended June 30, 2015 and 2014, net of fees and expenses; the Equinox Frontier Winton Fund —Class 1AP NAV lost 12.93% for the three months ended June 30, 2015.

For the three months ended June 30, 2015, the Equinox Frontier Winton Fund recorded net loss on investments of $5,119,775, net investment income of $27, and total expenses of $580,321, resulting in a net decrease in Owners’ capital from operations of $5,700,069. For the three months ended June 30, 2014, the Equinox Frontier Winton Fund recorded net gain on investments of $2,996,455, net investment income of $0, and total expenses of $945,307, resulting in a net increase in Owners’ capital from operations of $2,051,148.

Please see additional discussion under “Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014 – Equinox Frontier Winton Fund.”

Equinox Frontier Heritage Fund

The Equinox Frontier Heritage Fund—Class 1 NAV lost 14.72% and gained 7.51%, respectively, for the three months ended June 30, 2015 and 2014 net of fees and expenses; the Equinox Frontier Heritage Fund —Class 2 NAV lost 14.09% and gained 8.32%, respectively for the three months ended June 30, 2015 and 2014, net of fees and expenses; the Equinox Frontier Heritage Fund —Class 1AP NAV lost 14.09% for the three months ended June 30, 2015.

For the three months ended June 30, 2015, the Equinox Frontier Heritage Fund recorded net loss on investments of $2,770,445, net investment income of $0, and total expenses of $171,023, resulting in a net increase in Owners’ capital from operations of $2,941,468. For the three months ended June 30, 2014, the Equinox Frontier Heritage Fund recorded net gain on investments of $1,418,344, net investment income of $0, and total expenses of $256,119, resulting in a net increase in Owners’ capital from operations of $832,265, after non-controlling interests of $329,960.

Please see additional discussion under “Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014 – Equinox Frontier Heritage Fund.”

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014.

Equinox Frontier Diversified Fund

2015

The Equinox Frontier Diversified Fund—Class 1 NAV gained 2.18% for the six months ended June 30, 2015, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 2 NAV gained 3.06% for the six months ended June 30, 2015, net of fees and expenses, the Equinox Frontier Diversified Fund—Class 3 NAV gained 3.19% for the six months ended June 30, 2015.

For the six months ended June 30, 2015, the Equinox Frontier Diversified Fund recorded net gain on investments of $7,957,973, net investment income of $324,401, and total expenses of $3,079,616 resulting in a net increase in Owners’ capital from operations of $2,211,703, after non-controlling interests of $2,991,055. The NAV per Unit, Class 1, increased from $113.09 at December 31, 2014 to $115.55 as of June 30, 2015. The NAV per Unit, Class 2, increased from $124.67 at December 31, 2014 to $128.49 as of June 30, 2015. The NAV per Unit, Class 3 increased from 115.03 at December 31, 2014 to $118.70 as of June 30, 2015. Total Class 1 subscriptions and redemptions for the period were $1,270,579 and $5,313,927, respectively. Total Class 2 subscriptions and redemptions for the period were $1,189,681 and $6,218,435, respectively. Total Class 3 subscriptions and redemptions for the period were $3,413,795 and $1,578,475, respectively. Ending capital at June 30, 2015 was $15,940,760 for Class 1, $31,718,687 for Class 2 and $7,467,609 for Class 3. Ending Capital at December 31, 2014 was $19,195,036 for Class 1, $35,224,292 for Class 2, and $5,588,281 for Class 3.

The Equinox Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

One of the six sectors traded in the Equinox Frontier Diversified Fund was profitable in Q2 2015. Currencies was profitable while and Metals, Energies, Agriculturals, Interest Rates and Stock Indices finished negative for the quarter.

The Interest Rate, Currencies and Stock Indices sectors were positive YTD while Metals, Agriculturals and Energies are negative YTD.

In terms of major CTA performance Doherty, Emil Van Essen, and QIM finished positive for the quarter. Brevan Howard, Chesapeake, Crabel, Fort LP (GC), H20, Quantmetrics, Quest and Winton were negative for the quarter.

Brevan Howard, Doherty, Emil Van Essen, Fort LP (GC), H20, QIM and Quantmetrics were positive YTD while Chesapeake, Crabel, Quest and Winton were negative YTD.

2014

The Equinox Frontier Diversified Fund—Class 1 NAV lost 0.38% for the six months ended June 30, 2014, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 2 NAV gained 0.49% for the six months ended June 30, 2014, net of fees and expenses the Equinox Frontier Diversified Fund—Class 3 NAV gained 3.75% for the six months ended June 30, 2014. The inception date of the Equinox Frontier Diversified Fund Class 3 was February 24, 2014.

For the six months ended June 30, 2014, the Equinox Frontier Diversified Fund recorded net gain on investments of $2,485,576, net investment income of $300,377, and total expenses of $2,857,944 resulting in a net decrease in Owners’ capital from operations of $397,362, after non-controlling interests of $325,371. The NAV per Unit, Class 1, decreased from $87.10 at December 31, 2013 to $86.77 as of June 30, 2014. The NAV per Unit, Class 2, increased from $94.35 at December 31, 2013 to $94.81 as of June 30, 2014. The NAV per Unit, Class 3 was $87.37 as of June 30, 2014. Class 3 operations began February 25, 2014. Total Class 1 subscriptions and redemptions for the period were $558,427 and $8,011,875, respectively. Total Class 2 subscriptions and redemptions for the period were $349,817 and $5,909,484, respectively. Total Class 3 subscriptions and redemptions for the period were $1,809,523 and $52,288, respectively. Ending capital at June 30, 2014 was $20,901,816 for Class 1, $29,073,838 for Class 2 and $1,830,141 for Class 3. Ending capital at December 31, 2013 was $28,744,047 for Class 1 and $34,714,991 for Class 2.

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

The Interest Rate and Stock Indices sectors were positive YTD while Currencies, Metals, Agriculturals and Energies were negative YTD.

In terms of major CTA performance Crabel, Doherty, Fort (GC), H20 and Quantmetrics finished positive for the quarter. Brevan Howard, Cantab, Chesapeake, Tiverton, Winton, Emil Van Essen, QIM and Quest Partners finished negative for the quarter. In terms of YTD performance Crabel, Doherty, Fort (GC) and Quantmetrics were positive YTD while Brevan Howard, Cantab, Chesapeake, H20, Tiverton, Winton, Emil Van Essen, QIM and Quest Partners were negative YTD.

Equinox Frontier Masters Fund

2015

The Equinox Frontier Masters Fund—Class 1 NAV lost 5.66% for the six months ended June 30, 2015, net of fees and expenses; the Equinox Frontier Masters Fund —Class 2 NAV lost 4.83% for the six months ended June 30, 2015, net of fees and expenses; the Equinox Frontier Masters Fund—Class 3 NAV lost 4.71% for the six months ended June 30, 2015.

For the six months ended June 30, 2015, the Equinox Frontier Masters Fund recorded net gain on investments of $9,556, net investment income of $139,819, and total expenses of $1,364,855, resulting in a net decrease in Owners’ capital from operations of $1,215,480. For the six months ended June 30, 2014, the Equinox Frontier Diversified Fund recorded net gain on investments of $2,485,576, net investment income of $300,377, and total expenses of $2,857,944 resulting in a net decrease in Owners’ capital from operations of $397,362, after non-controlling interests of $325,371. The NAV per Unit, Class 1, increased from $116.61 at December 31, 2014 to $110.01 as of June 30, 2015. The NAV per Unit, Class 2, increased from $128.53 at December 31, 2014 to $122.32 as of June 30, 2015. The NAV per Unit, Class 3, increased from $119.06 at December 31, 2014 to $113.45 as of June 30, 2015. Total Class 1 subscriptions and redemptions for the period were $989,895 and $3,183,426, respectively. Total Class 2 subscriptions and redemptions for the period were $10,000 and $483,171, respectively. Total Class 3 subscriptions and redemptions for the period were $2,498,048 and $1,625,851, respectively. Ending capital at June 30, 2015 was $9,077,720 for Class 1, $8,004,780 for Class 2 and $5,615,369 for Class 3. Ending capital at December 31, 2014 was $11,850,911 for Class 1, $8,868,743 for Class 2 and $4,988,200 for Class 3.

The Equinox Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

All of the six sectors traded in Equinox Frontier Masters Fund were negative in Q1 2015 and YTD.

In terms of major CTA performance, one of the four major CTAs in the Equinox Frontier Masters Fund was profitable for the quarter. Emil Van Essen was positive for the quarter and YTD, while Chesapeake, Transtrend and Winton were negative for the quarter and YTD.

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

In terms of major CTA performance, none of the major CTAs in the Equinox Frontier Masters Fund were profitable for the quarter. Transtrend and Winton were positive YTD, while Cantab, Chesapeake, and Tiverton were negative YTD.

Equinox Frontier Long/Short Commodity Fund

2015

The Equinox Frontier Long/Short Commodity Fund—Class 2 NAV gained 7.13% for the six months ended June 30, 2015, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 3 NAV gained 7.13% for the six months ended June 30, 2015, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 1a NAV gained 5.98%, for the six months ended June 30, 2015, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund —Class 2a NAV gained 6.90% 9, for the six months ended June 30, 2015, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund Class 3a NAV gained 7.04% for the six months ended June 30, 2015, net of fees and expenses.

For the six months ended June 30, 2015, the Equinox Frontier Long/Short Commodity Fund recorded net gain on investments of $910,137, net investment income of $90,191, and total expenses of $729,246, resulting in a net increase in Owners’ capital from operations of $271,082. For the six months ended June 30, 2014, the Equinox Frontier Long/Short Commodity Fund recorded net loss on investments of $2,565,800, net investment income of $116,852, and total expenses of $724,549, resulting in a net decrease in

Owners’ capital from operations of $2,406,675, after non-controlling interests of ($766,822). The NAV per Unit, Class 2, increased from $138.30 at December 31, 2014 to $148.16 as of June 30, 2015. The NAV per Unit, Class 3, increased from $138.34 at December 31, 2014 to $148.20 as of June 30, 2015. The NAV per Unit, Class 1a, increased from $101.12 at December 31, 2014 to $107.17 as of June 30, 2015. The NAV per Unit, Class 2a, increased from $111.35 at December 31, 2014 to $119.03 as of June 30, 2015. The NAV per Unit, Class 3a, increased from $111.77 at December 31, 2014 to $119.64 as of June 30, 2015. Total Class 2 redemptions for the period were $181,144. Total Class 3 redemptions for the period were $454,734. Total Class 1a subscriptions and redemptions for the period were $23,000 and $874,536, respectively. Class 2a subscriptions and redemptions for the period were $5,000 and $281,680, respectively. Class 3a subscriptions and redemptions for the period were $120,785 and $90,453, respectively. Ending capital at June 30, 2015 was $1,161,998 for Class 2, $7,309,331 for Class 3, $5,306,714 for Class 1a, $1,548,908 for Class 2a and $734,451 for Class 3a. Ending capital at December 31, 2014 was $1,246,481 for Class 2, $7,233,099 for Class 3, $5,776,906 for Class 1a, $1,702,551 for Class 2a and $657,882 for Class 3a.

The Equinox Frontier Long/Short Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund were profitable in Q2 2015. Grains and Meats finished positive for the quarter while Base Metals, Energies, Precious Metals, Softs and Financials finished negative for the quarter. Energies, Softs and Financials were positive YTD while Base Metals, Grains, Meats, and Precious Metals were negative YTD.

In terms of major CTA performance, two of the five major CTAs in the Equinox Frontier Long/Short Commodity Fund were profitable in Q2 2015. Emil Van Essen and Rosetta were positive for the quarter and were positive YTD while Abraham, JE Moody, and Red Oak finished negative for the quarter and were negative YTD.

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

Four of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund were profitable in Q2 2014. Base Metals, Grains, Meat and Precious Metals finished positive for the quarter while Energies, Softs and Financials finished negative for the quarter. Grains and Softs were positive YTD while Base Metals, Energies, Meats, Precious Metals and Financials were negative YTD.

In terms of major CTA performance, one of the six major CTAs in the Equinox Frontier Long/Short Commodity Fund was profitable in 2Q 2014. Abraham was positive for the quarter and were positive YTD while Commodity Strategies, Emil Van Essen, JE Moody, Red Oak, Rosetta and Strategic Ag finished negative for the quarter and were negative YTD.

Equinox Frontier Balanced Fund

2015

The Equinox Frontier Balanced Fund—Class 1 NAV gained 0.21% for the six months ended June 30, 2015, net of fees and expenses; The Equinox Frontier Balanced Fund—Class 1AP NAV gained 1.72% for the six months ended June 30, 2015, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 2 NAV gained 1.72% for the six months ended June 30, 2015, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 2a NAV gained 2.18% for the six months ended June 30, 2015, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 3a NAV gained 2.18% for the three months ended June 30, 2015, net of fees and expenses.

For the six months ended June 30, 2015, the Equinox Frontier Balanced Fund recorded net gain on investments of $4,651,800, net investment income of $15,193, and total expenses of $3,531,816, resulting in a net increase in Owners’ capital from operations of $779,031, after non-controlling interests of $356,146. For the six months ended June 30, 2014, the Equinox Frontier Balanced Fund recorded net gain on investments of $4,237,671, net investment income of $15,073, and total expenses of $3,404,737, resulting in a net increase in Owners’ capital from operations of $1,705,510, after non-controlling interests of $2,854,321. The NAV per Unit, Class 1, increased from $131.54 at December 31, 2014 to $131.82 as of June 30, 2015. The NAV per Unit, Class 1AP, increased from $133.20 at December 31, 2014 to $135.49 as of June 30, 2015. The NAV per Unit, Class 2, increased from $179.16 at December 31, 2014 to $182.24 as of June 30, 2015. The NAV per Unit, Class 2a, increased from $153.02 at December 31, 2014 to $156.36 as of June 30, 2015. The NAV per Unit, Class 3a, increased from $152.52 at December 31, 2014 to $155.85 as of June 30, 2015. Total Class 1 subscriptions and redemptions for the period were $117,365 and $4,065,683, respectively. Total Class 1AP subscriptions and redemptions for the period were $1,457 and $39,001, respectively. Total Class 2 subscriptions and redemptions for the period were $9,409 and $524,931, respectively. Total Class 2a, redemptions for the period were $60,850. Total Class 3a redemptions for the period were $52,948. Ending capital at June 30, 2015 was $68,562,471 for Class 1, $724,876 for Class 1AP, $23,474,966 for Class 2, $553,306 for Class 2a, and $2,534,161 for Class 3a. Ending capital at December 31, 2014 was $72,098,275 for Class 1, $748,275 for Class 1AP, $23,550,697 for Class 2, $600,287 for Class 2a and $2,528,303 for Class 3a.

The Equinox Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Equinox Frontier Balanced Fund Class 2 Sector Attributions
Q2 2015 and YTD
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2015
YTD

Equinox Frontier Balanced Fund Class 2A Sector Attributions
Q2 2015 and YTD
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2015
YTD

Equinox Frontier Balanced Fund Class 3A Sector Attributions
Q2 2015 and YTD
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2015
YTD

Equinox Frontier Balanced Fund Class 1 Major Advisors Performance
Q2 2015 and YTD
Q2 2015
YTD

Equinox Frontier Balanced Fund Class 1AP Major Advisors Performance
Q2 2015 and YTD
Q2 2015
YTD

Equinox Frontier Balanced Fund Class 2 Major Advisors Performance
Q2 2015 and YTD
Q2 2015
YTD

Equinox Frontier Balanced Fund Class 2A Major Advisors Performance
Q2 2015 and YTD
Q2 2015
YTD

Equinox Frontier Balanced Fund Class 3A Major Advisors Performance
Q2 2015 and YTD
Q2 2015
YTD

One of the six sectors traded in the Equinox Frontier Balanced Fund were profitable in Q2 2015. Currencies was profitable while Metals, Energies, Agriculturals, Interest Rates and Stock Indices finished negative for the quarter.

Currencies, Interest Rates, and Stock Indices were positive YTD while Metals, Energies, and Agriculturals were negative YTD.

In terms of major CTA performance, five of the fifteen major CTAs in the Equinox Frontier Balanced Fund were profitable in Q2 2015. Brandywine, , Doherty, Emil Van Essen, QIM and Winton were positive for the quarter while Beach Horizon, Campbell, Cantab, Crabel, Fort LP (GP), Fort LP (GD), H20 AM, Quantica, Quantmetrics and Winton are negative for the quarter.

Brandywine, Doherty, Emil Van Essen, Fort LP (GC), H20 AM, QIM and Quantmetrics were positive YTD, while Beach Horizon, Campbell, Cantab, Crabel, Fort LP (GD), Quantica, Systematic Alpha and Winton were negative YTD.

2014

The Equinox Frontier Balanced Fund—Class 1 NAV lost 2.29% for the six months ended June 30, 2014, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 2 NAV lost 0.81% for the six months ended June 30, 2014, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 2a NAV lost 0.27%, for the six months ended June 30, 2014, net of fees and expenses; the Equinox Frontier Balanced Fund —Class 3a NAV lost 0.27% for the six months ended June 30, 2014, net of fees and expenses.

For the six months ended June 30, 2014, the Equinox Frontier Balanced Fund recorded net gain on investments of $4,237,674, net investment income of $15,073, and total expenses of $3,404,734, resulting in a net increase in Owners’ capital from operations of $1,705,510, after non-controlling interests of $2,854,321. For the six months ended June 30, 2013, the Equinox Frontier Balanced Fund recorded net loss on investments of $12,914,896, net investment income of $122,551, and total expenses of $4,163,030, resulting in a net decrease in Owners’ capital from operations of $16,342,353 after non- controlling interests of $613,022. The NAV per Unit, Class 1, decreased from $106.29 at December 31, 2013 to $103.86 as of June 30, 2014. The NAV per Unit, Class 2, decreased from $140.49 at December 31, 2013 to $139.35 as of June 30, 2014. The NAV per Unit, Class 2a, increased from $118.80 at December 31, 2013 to $118.48 as of June 30, 2014. The NAV per Unit, Class 3a, decreased from $118.41 at December 31, 2013 to $118.09 as of June 30, 2014. Total Class 1 subscriptions and redemptions for the period were $75,943 and $14,334,761, respectively. Total Class 2 subscriptions and redemptions for the period were $7,110 and $5,534,845, respectively. Total Class 2a, redemptions for the period were $4,070. Total Class 3a redemptions for the period were $190,929. Ending capital at June 30, 2014 was $64,439,345 for Class 1, $20,739,600 for Class 2, $486,096 for Class 2a, and $2,120,414 for Class 3a. Ending capital at December 31, 2013 was $80,801,534 for Class 1, $26,611,117 for Class 2, $491,579 for Class 2a and $2,322,629 for Class 3a.

The Equinox Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Equinox Frontier Balanced Fund were profitable in Q2 2014. Stock Indices and Interest Rate sectors were profitable while Metals, Currencies, Energies, and Agriculturals finished negative for the quarter.

Interest Rate sectors was positive YTD while Stock Indices, Metals, Currencies, Energies, and Agriculturals were negative YTD.

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

Equinox Frontier Select Fund

2015

The Equinox Frontier Select Fund—Class 1 NAV lost 8.68% for the six months ended June 30, 2015, net of fees and expenses; the Equinox Frontier Select Fund—Class 1AP NAV lost 7.31% for the six months ended June 30, 2015, net of fees and expenses; the Equinox Frontier Select Fund —Class 2 NAV lost 7.31% for the six months ended June 30, 2015, net of fees and expenses.

For the six months ended June 30, 2015, the Equinox Frontier Select Fund recorded net loss on investments of $1,329,887, net investment income of $0, and total expenses of $584,464, resulting in a net decrease in Owners’ capital from operations of $684,237, less non-controlling interests of ($684,237). For the six months ended June 30, 2014, the Equinox Frontier Select Fund recorded net gain on investments of $132,564, net investment income of $0, and total expenses of $565,340, resulting in a net decrease in Owners’ capital from operations of $432,776. The NAV per Unit, Class 1, decreased from $95.61 at December 31, 2014 to $87.31 as of June 30, 2015. The NAV per Unit, Class 1AP, decreased from $96.82 at December 31, 2014 to $89.74 as of June 30, 2015. The NAV per Unit, Class 2, decreased from $128.48 at December 31, 2014 to $119.09 as of June 30, 2015.Total Class 1 subscriptions and redemptions for the period were $10,068 and $545,555, respectively. Total Class 1AP subscriptions and redemptions for the period were $930 and $0, respectively. Total Class 2 redemptions for the period were $152,448. Ending capital at June 30, 2015 was $12,000,655 for Class 1, $45,084 for Class 1AP and $1,306,618 for Class 2. Ending capital at December 31, 2014 was $13,663,563 for Class 1, $47,785 for Class 1AP and $1,558,130 for Class 2.

The Equinox Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

None of the six sectors traded in the Equinox Frontier Select Fund were profitable in Q2 2015.

Currencies was positive YTD while Metals, Energies, Agriculturals, Interest Rates and Stock Indices were negative YTD.

In terms of major CTA performance, Brevan Howard, and Transtrend finished negative for the quarter, while Brevan Howard was positive YTD and Transtrend was negative YTD.

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

Three of the six sectors traded in the Equinox Frontier Select Fund were profitable in Q2 2014. Energies, Stock Indices and Interest Rates were positive while Currencies, Agriculturals, and Metals were negative for the quarter.

Agriculturals, Interest Rates and Stock Indices were positive YTD while Currencies, Metals and Energies were negative YTD.

In terms of major CTA performance, Brevan Howard, Transtrend and Tiverton finished negative for the quarter and Brevan Howard and Tiverton were negative YTD, while Transtrend was positive YTD.

Equinox Frontier Winton Fund

2015

The Equinox Frontier Winton Fund—Class 1 NAV lost 5.74% for the six months ended June 30, 2015, net of fees and expenses; the Equinox Frontier Winton Fund—Class 1AP NAV lost 4.33% for the six months ended June 30, 2015, net of fees and expenses the Equinox Frontier Winton Fund —Class 2 NAV lost 4.33% for the six months ended June 30, 2015, net of fees and expenses.

For the six months ended June 30, 2015, the Equinox Frontier Winton Fund recorded net loss on investments of $122,657, net investment income of $27, and total expenses of $1,901,121, resulting in a net decrease in Owners’ capital from operations of $2,023,778. For the six months ended June 30, 2014, the Equinox Frontier Winton Fund recorded net gain on investments of $2,893,259, net investment income of $41, and total expenses of $1,473,239, resulting in a net increase in Owners’ capital from operations of $1,420,061. The NAV per Unit, Class 1, decreased from $175.95 at December 31, 2014 to $165.85 as of June 30, 2015. The NAV per Unit, Class 1AP, decreased from $178.18 at December 31, 2014 to $170.46 as of June 30, 2015. The NAV per Unit, Class 2, decreased from $226.23 at December 31, 2014 to $216.43 as of June 30, 2015. Total Class 1 subscriptions and redemptions for the period were $93,346 and $1,185,987, respectively. Total Class 2 redemptions for the period were $148,360. Ending capital at June 30, 2015 was $24,319,904 for Class 1, $36,395 for Class 1AP and $12,430,155 for Class 2. Ending capital at December 31, 2014 was $26,870,878 for Class 1, $38,042 for Class 1AP and $13,142,313 for Class 2.

The Equinox Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

None of the six sectors traded in the Equinox Frontier Winton Fund were profitable in Q2 2015.

Stock Indices and Interest Rates were positive YTD while Currencies, Agriculturals, Metals, Interest Rates and Energies were negative YTD.

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

Three of the six sectors traded in the Equinox Frontier Winton Fund were profitable in Q2 2014. Stock Indices, Energies and Interest Rates were positive while Metals, Currencies and Agriculturals were negative for the quarter.

Stock Indices and Interest Rates were positive YTD while Currencies, Agriculturals, Metals, Interest Rates and Energies were negative YTD.

Equinox Frontier Heritage Fund

2015

The Equinox Frontier Heritage Fund—Class 1 NAV lost 3.21% for the six months ended June 30, 2015, net of fees and expenses; the Equinox Frontier Heritage Fund—Class 1AP NAV lost 1.76% for the six months ended June 30, 2015, net of fees and expenses the Equinox Frontier Heritage Fund —Class 2 NAV lost 1.76% for the six months ended June 30, 2015, net of fees and expenses.

For the six months ended June 30, 2015, the Equinox Frontier Heritage Fund recorded net gain on investments of $277,639, net investment income of $0, and total expenses of $484,305, resulting in a net decrease in Owners’ capital from operations of $334,182, after non-controlling interests of $127,516. For the six months ended June 30, 2014, the Equinox Frontier Heritage Fund recorded net gain on investments of $181,764, net investment income of $0, and total expenses of $431,952, resulting in a net decrease in Owners’ capital from operations of $42,154, after non-controlling interests of ($208,034). The NAV per Unit, Class 1, decreased from $130.28 at December 31, 2014 to $126.10 as of June 30, 2015. The NAV per Unit, Class 1AP, decreased from $131.93 at December 31, 2014 to $129.61 as of June 30, 2015. The NAV per Unit, Class 2, decreased from $176.56 to $173.45 as of June 30, 2015. Total Class 1 subscriptions and redemptions for the period were $21,905 and $356,862, respectively. There were no subscriptions or redemptions for Class 1AP for the period. Total Class 2 redemptions for the period were $112,648. Ending capital at June 30, 2015 was $9,141,028 for Class 1, $58,494 for Class 1AP and $3,047,359 for Class 2. Ending capital at December 31, 2014 was $9,761,819 for Class 1, $58,378 for Class 1AP and $3,207,182 for Class 2.

The Equinox Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

None of the six sectors traded in the Equinox Frontier Heritage Fund were profitable in Q2 2015.

Currencies were positive YTD while Stock Indices, Agriculturals, Metals, Interest Rates and Energies were negative YTD.

In terms of major CTA performance, Winton finished negative for the quarter and YTD while Brevan Howard finished negative for the quarter and positive YTD.

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

Three of the six sectors traded in the Equinox Frontier Heritage Fund were profitable in Q2 2014. Energies, Stock Indices and Interest Rates were positive while Metals, Currencies and Agriculturals were negative for the quarter.

Stock Indices and Interest Rates were positive YTD while Currencies, Agriculturals, Metals, Interest Rates and Energies were negative YTD.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of June 30, 2015 and December 31, 2014. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Equinox Frontier Diversified Fund:

	June 30, 2015		December 31, 2014
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$1,748,918	2.81%	$1,276,055	2.13%
Currencies	4,218,978	6.78%	1,670,041	2.78%
Stock Indices	4,565,527	7.34%	3,152,926	5.25%
Metals	237,513	0.38%	124,812	0.21%
Agriculturals/Softs	1,343,451	2.16%	854,409	1.42%
Energy	1,229,113	1.98%	1,677,590	2.80%

Total:	$13,343,500	21.45%	$8,755,833	14.59%

Equinox Frontier Long/Short Commodity Fund:

	June 30, 2015		December 31, 2014
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$54,244	0.34%	$86,055	0.52%
Currencies	264,755	1.65%	206,375	1.24%
Stock Indices	208,503	1.30%	185,321	1.12%
Metals	46,572	0.29%	32,767	0.20%
Agriculturals/Softs	640,648	3.99%	474,912	2.86%
Energy	1,630,349	10.15%	2,278,884	13.71%

Total:	$2,845,071	17.72%	$3,264,314	19.65%

Equinox Frontier Masters Fund:

	June 30, 2015		December 31, 2014
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$812,109	3.58%	$596,543	2.32%
Currencies	1,191,217	5.25%	1,004,876	3.91%
Stock Indices	1,687,409	7.43%	659,851	2.57%
Metals	113,367	0.50%	48,364	0.19%
Agriculturals/Softs	767,510	3.38%	394,545	1.53%
Energy	635,321	2.80%	776,846	3.02%

Total:	$5,206,933	22.94%	$3,481,025	13.45%

Equinox Frontier Balanced Fund:

	June 30, 2015		December 31, 2014
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$3,110,405	3.21%	$3,301,495	3.04%
Currencies	7,162,906	7.38%	4,131,348	3.81%
Stock Indices	5,260,731	5.42%	4,350,810	4.01%
Metals	547,597	0.56%	460,411	0.42%
Agriculturals/Softs	3,097,033	3.19%	2,507,574	2.31%
Energy	1,960,579	2.02%	2,862,415	2.64%

Total:	$21,139,251	21.78%	$17,614,053	16.23%

Equinox Frontier Select Fund:

	June 30, 2015		December 31, 2014
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$425,425	2.21%	$338,847	2.22%
Currencies	715,904	3.72%	684,037	4.48%
Stock Indices	1,087,395	5.65%	124,866	0.82%
Metals	48,199	0.25%	12,156	0.08%
Agriculturals/Softs	439,143	2.28%	140,093	0.92%
Energy	64,510	0.34%	18,880	0.12%

Total:	$2,780,576	14.45%	$1,318,879	8.64%

Equinox Frontier Winton Fund:

	June 30, 2015		December 31, 2014
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$1,615,476	4.39%	$1,081,081	2.70%
Currencies	2,288,497	6.22%	1,845,125	4.61%
Stock Indices	1,211,219	3.29%	847,093	2.12%
Metals	233,173	0.63%	112,363	0.28%
Agriculturals/Softs	649,201	1.76%	478,222	1.19%
Energy	247,852	0.67%	141,408	0.35%

Total:	$6,245,418	16.96%	$4,505,292	11.25%

Equinox Frontier Heritage Fund:

	June 30, 2015		December 31, 2014
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$306,144	1.93%	$228,140	1.38%
Currencies	441,225	2.78%	381,353	2.30%
Stock Indices	258,246	1.63%	194,764	1.18%
Metals	47,000	0.30%	23,407	0.14%
Agriculturals/Softs	134,298	0.85%	101,074	0.61%
Energy	46,349	0.29%	28,157	0.17%

Total:	$1,233,262	7.78%	$956,895	5.78%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of June 30, 2015, by market sector.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of June 30, 2015 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Principal Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting for the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Scope of Exhibit 31 Certifications

The certifications of the Chief Executive Officer and the Principal Financial Officer of the Managing Owner included as Exhibits 31.1 and 31.2, respectively, to this Form 10-Q apply not only to the Trust as a whole but also to each Series individually.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Commencing in April and May 2013, the Managing Owner was required by the SEC and CFTC, respectively, to produce certain documents and certain of its current and former employees were called to provide testimony related to, among other things, the valuation of certain, previously-held, financial instruments entered into between a bank/counterparty and certain of the series operated by the Managing Owner at various points between October 2007 and June 2013. In February 2015, the SEC expanded the scope of its investigation to include the methodology behind how management fees for certain of the series operated by the Managing Owner were disclosed and calculated. In connection with its investigation, the SEC requested further information and took testimony from certain current and former employees regarding the management fees calculated on notional assets that were paid by each series to the Managing Owner prior to March 2011. These matters remain pending with the SEC and CFTC.

ITEM 1A.	RISK FACTORS.

The section entitled “Risk Factors” beginning on page 18 of the Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-185695) is incorporated by reference into this section.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Registrant for the three months ended June 30, 2015. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Registrant claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act, as a sale by an issuer not involving a public offering.

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

Date: August 14, 2015

	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Equinox Frontier Balanced Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: August 14, 2015

	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Equinox Frontier Heritage Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: August 14, 2015

	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Equinox Frontier Winton Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: August 14, 2015

	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Equinox Frontier Select Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: August 14, 2015

	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Equinox Frontier Long/Short Commodity Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: August 14, 2015

	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Equinox Frontier Diversified Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: August 14, 2015

	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Equinox Frontier Masters Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: August 14, 2015

	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds