Form 10-Q
period 2015-09-30
Equinox Frontier Funds; Equinox Frontier Heritage Fund; Equinox Frontier Select Fund; Equinox Frontier Masters Fund; Equinox Frontier Diversified Fund; Equinox Frontier Winton Fund; Equinox Frontier Long/Short Commodity Fund; Equinox Frontier Balanced Fund
filed 2015-11-13
CIK 1261379, 1389123, 1389125, 1450722, 1450720, 1389124, 1389128, 1389122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2015

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF SEPTEMBER 30, 2015, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The Series of Equinox Frontier Funds

Statements of Financial Condition

September 30, 2015 (Unaudited) and December 31, 2014

	Equinox Frontier		Equinox Frontier		Equinox Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	9/30/2015	12/31/2014	9/30/2015	12/31/2014	9/30/2015	12/31/2014
ASSETS
Cash and cash equivalents	$3,591,176	$4,210,638	$1,494,586	$2,199,066	$710,253	$1,110,779
U.S. Treasury securities, at fair value	30,988,988	31,051,659	12,897,080	16,217,173	6,128,920	8,191,519
Open trade equity, at fair value	—	3,215,206	—	—	—	—
Options purchased, at fair value	—	288,413	—	—	—	—
Receivable from futures commission merchants	—	22,731,129	—	—	—	—
Swap contracts, at fair value	8,146,792	6,570,408	—	—	4,249,370	3,633,060
Investments in unconsolidated trading companies, at fair value	14,144,664	6,594,379	8,898,009	7,901,978	3,120,500	3,814,854
Prepaid service fees - Class 1	20,769	9,534	9,493	6,003	777	505
Interest receivable	177,077	477,250	73,696	249,250	35,020	125,900
Receivable from related parties	—	—	2,056	3,050	1,964	2,612
Other assets	—	249,997	—	—	—	—

Total Assets	$57,069,466	$75,398,613	$23,374,920	$26,576,520	$14,246,804	$16,879,229

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—	$—	$—	$—	$—	$—
Options written, at fair value	—	253,018	—	—	—	—
Pending owner additions	1,443	1,527	1,227	2,056	—	—
Owner redemptions payable	—	57,953	27,485	—	23,682	19,578
Incentive fees payable to Managing Owner	225,279	2,387,825	—	722,043	14,316	158,660
Management fees payable to Managing Owner	84,533	86,486	55,706	64,497	49,112	45,361
Interest payable to Managing Owner	11,525	16,168	5,466	6,898	2,162	3,713
Service fees payable to Managing Owner	19,817	34,905	14,991	17,260	7,629	10,562
Trading fees payable to Managing Owner	113,967	132,984	46,349	55,912	17,938	24,436
Payables to related parties	3,247	2,371	—	—	—	—
Other liabilities	—	—	—	—	—	—

Total Liabilities	459,811	2,973,237	151,224	868,666	114,839	262,310

CAPITAL
Managing Owner Units - Class 1	—	—	—	—	—	—
Managing Owner Units - Class 2	2,638,100	2,516,879	712,020	723,207	420,916	426,377
Managing Owner Units - Class 2a	—	—	—	—	243,709	247,434
Managing Owner Units - Class 3	33,218	31,632	32,295	32,741	—	—
Managing Owner Units - Class 3a	—	—	—	—	12,066	12,228
Limited Owner Units - Class 1	13,680,285	19,195,036	8,796,204	11,850,911	—	—
Limited Owner Units - Class 1a	—	—	—	—	4,551,061	5,776,906
Limited Owner Units - Class 2	30,883,964	32,707,413	7,575,662	8,145,536	626,435	820,104
Limited Owner Units - Class 2a	—	—	—	—	1,130,770	1,455,117
Limited Owner Units - Class 3	9,374,088	5,556,649	6,107,515	4,955,459	6,261,568	7,233,099
Limited Owner Units - Class 3a	—	—	—	—	885,440	645,654

Total Owners’ Capital	56,609,655	60,007,609	23,223,696	25,707,854	14,131,965	16,616,919

Non-Controlling Interests	—	12,417,767	—	—	—	—

Total Capital	56,609,655	72,425,376	23,223,696	25,707,854	14,131,965	16,616,919

Total Liabilities and Capital	$57,069,466	$75,398,613	$23,374,920	$26,576,520	$14,246,804	$16,879,229

Units Outstanding
Class 1	116,925	169,725	77,630	101,632	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	46,297	57,130
Class 2	256,526	282,534	65,495	69,003	7,671	9,013
Class 2a	N/A	N/A	N/A	N/A	12,534	15,291
Class 3	77,881	48,583	52,282	41,897	45,850	52,285
Class 3a	N/A	N/A	N/A	N/A	8,137	5,886

Net Asset Value per Unit
Class 1	$117.00	$113.09	$113.31	$116.61	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$98.30	$101.12
Class 2	$130.68	$124.67	$126.54	$128.53	$136.53	$138.30
Class 2a	N/A	N/A	N/A	N/A	$109.67	$111.35
Class 3	$120.79	$115.03	$117.44	$119.06	$136.57	$138.34
Class 3a	N/A	N/A	N/A	N/A	$110.30	$111.77

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Financial Condition

September 30, 2015 (Unaudited) and December 31, 2014

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	9/30/2015	12/31/2014	9/30/2015	12/31/2014
ASSETS
Cash and cash equivalents	$5,423,487	$5,644,510	$279,820	$878,280
U.S. Treasury securities, at fair value	46,800,362	41,625,860	2,414,623	6,476,939
Receivable from futures commission merchants	7,726,194	22,689,948	12,505,084	—
Open trade equity, at fair value	1,196,480	3,297,549	1,363,715	—
Options purchased, at fair value	—	—	—	—
Swap contracts, at fair value	18,009,494	18,246,954	—	—
Investments in unconsolidated trading companies, at fair value	14,732,972	18,343,927	3,979,655	8,102,141
Interest receivable	267,426	639,769	13,798	99,547
Prepaid service fees	—	—	—	—
Other assets	9	250,013	188	—

Total Assets	$94,156,424	$110,738,530	$20,556,883	$15,556,907

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—	$—	$—	$—
Options written, at fair value	—	—	—	—
Pending owner additions	15,141	18,002	1,331	1,485
Owner redemptions payable	15,081	22,793	3,828	15,432
Incentive fees payable to Managing Owner	104,130	1,793,318	—	185,791
Management fees payable to Managing Owner	84,605	101,208	24,625	27,835
Interest payable to Managing Owner	83,283	84,976	5,312	13,263
Service fees payable to Managing Owner	144,134	167,151	28,912	32,520
Trading fees payable to Managing Owner	56,360	66,037	8,436	10,119
Payables to related parties	21,758	14,934	1,345	984
Other liabilities	—	—	—	—

Total Liabilities	524,492	2,268,419	73,789	287,429

CAPITAL
Managing Owner Units - Class 2	1,439,590	1,425,355	9,019	9,052
Managing Owner Units - Class 2a	192,555	189,344	—	—
Limited Owner Units - Class 1	65,260,739	72,098,275	12,507,560	13,663,563
Limited Owner Units - Class 1AP	719,770	748,275	48,471	47,785
Limited Owner Units - Class 2	21,699,662	22,125,342	1,367,112	1,549,078
Limited Owner Units - Class 2a	358,118	410,943	—	—
Limited Owner Units - Class 3a	2,494,852	2,528,303	—	—

Total Owners’ Capital	92,165,286	99,525,837	13,932,162	15,269,478

Non-Controlling Interests	1,466,646	8,944,274	6,550,932	—

Total Capital	93,631,932	108,470,111	20,483,094	15,269,478

Total Liabilities and Capital	$94,156,424	$110,738,530	$20,556,883	$15,556,907

Units Outstanding
Class 1	502,378	548,117	134,258	142,913
Class 1AP	5,351	5,618	503	494
Class 2	127,874	131,447	10,749	12,128
Class 2a	3,539	3,923	N/A	N/A
Class 3a	16,085	16,577	N/A	N/A

Net Asset Value per Unit
Class 1	$129.90	$131.54	$93.16	$95.61
Class 1AP	$134.53	$133.20	$96.48	$96.82
Class 2	$180.95	$179.16	$128.03	$128.48
Class 2a	$155.62	$153.02	N/A	N/A
Class 3a	$155.11	$152.52	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Financial Condition

September 30, 2015 (Unaudited) and December 31, 2014

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	9/30/2015	12/31/2014	9/30/2015	12/31/2014
ASSETS
Cash and cash equivalents	$3,057,132	$4,012,974	$676,160	$921,598
U.S. Treasury securities, at fair value	26,380,619	29,593,974	5,834,721	6,796,392
Receivable from futures commission merchants	9,958,867
Open trade equity, at fair value	2,653,675
Investments in unconsolidated trading companies, at fair value	315,331	7,479,658	1,340,744	1,543,386
Swap contracts, at fair value	—	—	8,232,841	7,540,465
Interest receivable	150,744	454,845	33,340	104,457
Other assets	—	—	—	—

Total Assets	$42,516,368	$41,541,451	$16,117,806	$16,906,298

LIABILITIES & CAPITAL

LIABILITIES
Pending owner additions	$12,925	$15,503	$3,178	$3,381
Owner redemptions payable	—	21,902	19,548	21,408
Incentive fees payable to Managing Owner	—	1,178,364	—	239,327
Management fees payable to Managing Owner	93,487	114,823	21,674	27,944
Interest payable to Managing Owner	50,749	63,722	11,260	14,543
Service fees payable to Managing Owner	43,684	52,753	18,749	20,964
Trading fees payable to Managing Owner	21,718	26,690	7,376	8,676
Payables to related parties	28,063	16,461	4,087	3,178
Other liabilities	—	—	—	—

Total Liabilities	250,626	1,490,218	85,872	339,421

CAPITAL
Managing Owner Units - Class 2	46,031	46,764	76,664	75,621
Limited Owner Units - Class 1	24,100,220	26,870,878	9,113,122	9,761,819
Limited Owner Units - Class 1AP	37,446	38,042	60,363	58,378
Limited Owner Units - Class 2	12,118,744	13,095,549	2,980,009	3,131,561

Total Owners’ Capital	36,302,441	40,051,233	12,230,158	13,027,379

Non-Controlling Interests	5,963,301	—	3,801,776	3,539,498

Total Capital	42,265,742	40,051,233	16,031,934	16,566,877

Total Liabilities and Capital	$42,516,368	$41,541,451	$16,117,806	$16,906,298

Units Outstanding
Class 1	142,311	152,717	70,563	74,927
Class 1AP	214	214	452	443
Class 2	54,629	58,093	17,076	18,164

Net Asset Value per Unit
Class 1	$169.35	$175.95	$129.15	$130.28
Class 1AP	$175.39	$178.18	$133.75	$131.93
Class 2	$222.68	$226.23	$178.99	$176.56

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedule of Investments

September 30, 2015 (Unaudited)

		Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
Description		Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS*
	Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Africa)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%

	Total Long Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS*
	Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%	$—	0.00%
	Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (Singapore)	—	0.00%	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contract (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Africa)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Mexico)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%

	Total Short Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS*
	Various currency forwards contracts (NA)	$—	0.00%	$—	0.00%	$—	0.00%

	Total Currency Forwards	$—	0.00%	$—	0.00%	$—	0.00%

	Total Open Trade Equity (Deficit)	$—	0.00%	$—	0.00%	$—	0.00%

OPTIONS PURCHASED*
	Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%

	Total Options Purchased	$—	0.00%	$—	0.00%	$—	0.00%

OPTIONS WRITTEN*
	Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%

	Total Options Written	$—	0.00%	$—	0.00%	$—	0.00%

SWAPS (1)
	Frontier XXXIV Balanced select swap (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%
	Frontier Brevan Howard swap (U.S.)	—	0.00%	—	0.00%	—	0.00%
	Frontier XXXV Diversified select swap (U.S.)	$8,146,792	14.39%	—	0.00%	$—	0.00%
	Frontier XXXVII L/S select swap (U.S.)	—	0.00%	—	0.00%	4,249,369	30.07%

	Total Swaps	$8,146,792	14.39%	$—	0.00%	$4,249,369	30.07%

U.S. TREASURY SECURITIES (2)

FACE VALUE		Fair Value		Fair Value		Fair Value
$75,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$24,207,326	42.76%	$10,074,670	43.38%	$4,787,661	33.88%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	6,781,662	11.98%	2,822,410	12.15%	1,341,259	9.49%

		$30,988,988	54.74%	$12,897,080	55.53%	$6,128,920	43.37%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$17,681,682		$7,358,809		$3,497,036
	US Treasury Note 6.875% due 08/15/2025 (2)	4,715,115		1,962,349		932,543
		—		—		—

		$22,396,797		$9,321,158		$4,429,579

Additional Disclosure on U.S. Treasury Securities		Cost		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$23,560,195		$9,805,345		$4,659,673
	US Treasury Note 6.875% due 08/15/2025 (2)	6,604,108		2,748,515		1,306,143
		—		—		—

		$30,164,303		$12,553,860		$5,965,816

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedule of Investments

September 30, 2015 (Unaudited)

		Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
Description		Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS*
	Various base metals futures contracts (Europe)	$(59,676)	-0.06%	$(1,183,422)	-5.78%
	Various base metals futures contracts (U.S.)	—	0.00%	(1,696)	-0.01%
	Various currency futures contracts (U.S.)	(103,178)	-0.11%	(15,498)	-0.08%
	Various energy futures contracts (Europe)	—	0.00%	(11,755)	-0.06%
	Various energy futures contracts (U.S.)	(194,057)	-0.21%	1,807	0.01%
	Various interest rates futures contracts (Canada)	(42,246)	-0.05%	(113)	0.00%
	Various interest rates futures contracts (Europe)	494,716	0.53%	209,844	1.02%
	Various interest rates futures contracts (Far East)	77,744	0.08%	25,934	0.13%
	Various interest rates futures contracts (Oceanic)	47,107	0.05%	1,645	0.01%
	Various interest rates futures contracts (U.S.)	717,816	0.77%	167,481	0.82%
	Various precious metal futures contracts (U.S.)	(9,810)	-0.01%	—	0.00%
	Various soft futures contracts (Africa)	—	0.00%	7,348	0.04%
	Various soft futures contracts (Europe)	(13,267)	-0.01%	(1,634)	-0.01%
	Various soft futures contracts (Oceanic)	—	0.00%	473	0.00%
	Various soft futures contracts (U.S.)	20,953	0.02%	(16,607)	-0.08%
	Various stock index futures contracts (Canada)	2,689	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	(16,863)	-0.02%	(5,033)	-0.02%
	Various stock index futures contracts (Far East)	(22,206)	-0.02%	—	0.00%
	Various stock index futures contracts (Oceanic)	1,438	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	(124,223)	-0.13%	(2,449)	-0.01%

	Total Long Futures Contracts	$776,937	0.83%	$(823,675)	-4.02%

SHORT FUTURES CONTRACTS*
	Various base metals futures contracts (Europe)	$98,041	0.10%	$1,446,479	7.06%
	Various base metals futures contracts (U.S.)	(12,638)	-0.01%	(12,738)	-0.06%
	Various currency futures contracts (Singapore)	—	0.00%	(1,104)	-0.01%
	Various currency futures contracts (U.S.)	140,515	0.15%	4,941	0.02%
	Various energy futures contracts (Europe)	—	0.00%	23,991	0.12%
	Various energy futures contracts (Far East)	(24,819)	-0.03%	2,440	0.01%
	Various energy futures contracts (U.S.)	288,578	0.31%	536,491	2.62%

	Various interest rates futures contracts (Canada)	—	0.00%	423	0.00%
	Various interest rates futures contracts (Europe)	(38,975)	-0.04%	(13,661)	-0.07%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
	Various interest rates futures contracts (Oceanic)	(1,960)	0.00%	(22,083)	-0.11%
	Various interest rates futures contracts (U.S.)	(10,941)	-0.01%	25,732	0.13%
	Various precious metal futures contracts (Far East)	10,836	0.01%	—	0.00%
	Various precious metal futures contracts (U.S.)	3,595	0.00%	(21,205)	-0.10%
	Various soft futures contract (Europe)	8,530	0.01%	12,040	0.06%
	Various soft futures contracts (Canada)	(13,776)	-0.01%	(318)	0.00%
	Various soft futures contracts (Europe)	(14,265)	-0.02%	1,728	0.01%
	Various soft futures contracts (Far East)	10,102	0.01%	2,860	0.01%
	Various soft futures contracts (U.S.)	68,454	0.07%	99,937	0.49%
	Various stock index futures contracts (Africa)	(3,817)	0.00%	(3,796)	-0.02%
	Various stock index futures contracts (Canada)	3,951	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	25,923	0.03%	6,994	0.03%
	Various stock index futures contracts (Far East)	16,734	0.02%	13,146	0.06%
	Various stock index futures contracts (Mexico)	4,075	0.00%	—	0.00%
	Various stock index futures contracts (Oceanic)	877	0.00%	2,947	0.01%
	Various stock index futures contracts (U.S.)	28,580	0.03%	76,187	0.37%

	Total Short Futures Contracts	$587,600	0.62%	$2,181,431	10.63%

CURRENCY FORWARDS*
	Various currency forwards contracts (NA)	$(168,057)	-0.18%	$5,959	0.03%

	Total Currency Forwards	$(168,057)	-0.18%	$5,959	0.03%

	Total Open Trade Equity (Deficit)	$1,196,480	1.27%	$1,363,715	6.64%

OPTIONS PURCHASED*
	Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%

	Total Options Purchased	$—	0.00%	$—	0.00%

OPTIONS WRITTEN*
	Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%

	Total Options Written	$—	0.00%	$—	0.00%

SWAPS (1)
	Frontier XXXIV Balanced select swap (U.S.)	$18,009,494	19.23%	$—	0.00%

	Total Swaps	$18,009,494	19.23%	$—	0.00%

U.S. TREASURY SECURITIES (2)

FACE VALUE		Fair Value		Fair Value
$75,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$36,558,524	39.04%	$1,886,205	9.21%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	10,241,838	10.94%	528,418	2.58%

		$46,800,362	49.98%	$2,414,623	11.79%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$26,703,327		$1,377,735
	US Treasury Note 6.875% due 08/15/2025 (2)	7,120,887		367,396

		$33,824,214		$1,745,131

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$35,581,208		$1,835,781
	US Treasury Note 6.875% due 08/15/2025 (2)	9,973,693		514,584

		$45,554,901		$2,350,365

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedule of Investments

September 30, 2015 (Unaudited)

		Equinox Frontier Winton Fund		Equinox Frontier Frontier Heritage Fund
	Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
	LONG FUTURES CONTRACTS*
	Various base metals futures contracts (Europe)	$(25,735)	-0.06%	$—	0.00%
	Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	111,151	0.26%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	11,932	0.03%	—	0.00%
	Various interest rates futures contracts (Canada)	(21,385)	-0.05%	—	0.00%
	Various interest rates futures contracts (Europe)	940,161	2.22%	—	0.00%
	Various interest rates futures contracts (Far East)	96,690	0.23%	—	0.00%
	Various interest rates futures contracts (Oceanic)	46,271	0.11%	—	0.00%
	Various interest rates futures contracts (U.S.)	1,708,194	4.04%	—	0.00%
	Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%
	Various soft futures contracts (Africa)	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	(348)	0.00%	—	0.00%
	Various soft futures contracts (Oceanic)	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	(23,070)	-0.05%	—	0.00%
	Various stock index futures contracts (Canada)	—	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	—	0.00%	—	0.00%
	Various stock index futures contracts (Far East)	(853)	0.00%	—	0.00%
	Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	(2,295)	-0.01%	—	0.00%

	Total Long Futures Contracts	$2,840,713	6.72%	$—	0.00%

	SHORT FUTURES CONTRACTS*
	Various base metals futures contracts (Europe)	$6,683	0.02%	$—	0.00%
	Various base metals futures contracts (U.S.)	(13,450)	-0.03%	—	0.00%
	Various currency futures contracts (Singapore)	—	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	40,049	0.09%	—	0.00%
	Various energy futures contracts (Europe)	—	0.00%	—	0.00%
	Various energy futures contracts (Far East)	—	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	274,967	0.65%	—	0.00%
	Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
	Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%
	Various precious metal futures contracts (Far East)	—	0.00%	—	0.00%
	Various precious metal futures contracts (U.S.)	27,380	0.06%	—	0.00%
	Various soft futures contract (Europe)	13,120	0.03%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	(1,956)	0.00%	—	0.00%
	Various soft futures contracts (Far East)	—	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	(27,530)	-0.07%	—	0.00%
	Various stock index futures contracts (Africa)	(7,081)	-0.02%	—	0.00%
	Various stock index futures contracts (Canada)	1,154	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	79,164	0.19%	—	0.00%
	Various stock index futures contracts (Far East)	16,137	0.04%	—	0.00%
	Various stock index futures contracts (Mexico)	—	0.00%	—	0.00%
	Various stock index futures contracts (Oceanic)	5,280	0.01%	—	0.00%
	Various stock index futures contracts (U.S.)	69,011	0.16%	—	0.00%

	Total Short Futures Contracts	$482,928	1.13%	$—	0.00%

	CURRENCY FORWARDS*
	Various currency forwards contracts (NA)	$(669,966)	-1.59%	$—	0.00%

	Total Currency Forwards	$(669,966)	-1.59%	$—	0.00%

	Total Open Trade Equity (Deficit)	$2,653,675	6.26%	$—	0.00%

	OPTIONS PURCHASED*
	Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%

	Total Options Purchased	$—	0.00%	$—	0.00%

	OPTIONS WRITTEN*
	Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%
	Various soft futures contracts (U.S.)	—	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%

	Total Options Written	$—	0.00%	$—	0.00%

	SWAPS (1)
	Frontier Brevan Howard swap (U.S.)	$—	0.00%	$8,232,841	51.35%

	Total Swaps	$—	0.00%	$8,232,841	51.35%

	U.S. TREASURY SECURITIES (2)

	FACE VALUE	Fair Value		Fair Value
$75,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$20,607,458	48.76%	$4,557,845	28.43%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	5,773,161	13.66%	1,276,876	7.96%

		$26,380,619	62.42%	$5,834,721	36.39%

	Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
	US Treasury Note 6.000% due 02/15/2026 (2)	$15,052,240		$3,329,172
	US Treasury Note 6.875% due 08/15/2025 (2)	4,013,931		887,779

		$19,066,171		$4,216,951

	Additional Disclosure on U.S. Treasury Securities	Cost		Cost
	US Treasury Note 6.000% due 02/15/2026 (2)	$20,056,561		$4,436,002
	US Treasury Note 6.875% due 08/15/2025 (2)	5,622,012		1,243,446

		$25,678,573		$5,679,448

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

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

The Series of Equinox Frontier Funds

Condensed Schedule of Investments

December 31, 2014

		Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
			% of Total Capital		% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
	Various base metals futures contracts (Europe)	$(3,493,625)	-3.22%	$—	0.00%
	Various base metals futures contracts (U.S.)	(13,775)	-0.01%	—	0.00%
	Various currency futures contracts (U.S.)	(254,409)	-0.23%	—	0.00%
	Various energy futures contracts (Europe)	(12,920)	-0.01%	—	0.00%
	Various energy futures contracts (Far East)	(2,738)	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	(1,406,837)	-1.30%	—	0.00%
	Various interest rates futures contracts (Canada)	84,291	0.08%	—	0.00%
	Various interest rates futures contracts (Europe)	1,312,057	1.21%	—	0.00%
	Various interest rates futures contracts (Far East)	217,701	0.20%	—	0.00%
	Various interest rates futures contracts (Oceanic)	164,422	0.15%	—	0.00%
	Various interest rates futures contracts (U.S.)	298,985	0.28%	—	0.00%
	Various precious metal futures contracts (Far East)	6,195	0.01%	—	0.00%
	Various precious metal futures contracts (U.S.)	(57,380)	-0.05%	—	0.00%
	Various soft futures contracts (Canada)	(1,360)	0.00%	—	0.00%
	Various soft futures contracts (Europe)	8,013	0.01%	—	0.00%
	Various soft futures contracts (Oceanic)	(864)	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	(208,634)	-0.19%	—	0.00%
	Various stock index futures contracts (Canada)	17,918	0.02%	—	0.00%
	Various stock index futures contracts (Europe)	231,293	0.21%	—	0.00%
	Various stock index futures contracts (Far East)	(6,494)	-0.01%	—	0.00%
	Various stock index futures contracts (Oceanic)	(1,389)	0.00%	—	0.00%
	Various stock index futures contracts (U.S.)	337,695	0.31%	—	0.00%

	Total Long Futures Contracts	$(2,781,855)	-2.54%	$—	0.00%

SHORT FUTURES CONTRACTS *
	Various base metals futures contracts (Europe)	$3,165,035	2.92%	$—	0.00%
	Various base metals futures contracts (U.S.)	19,963	0.02%	—	0.00%
	Various currency futures contracts (Far East)	(3,383)	0.00%	—	0.00%
	Various currency futures contracts (U.S.)	462,616	0.43%	—	0.00%
	Various energy futures contracts (Europe)	49,517	0.05%	—	0.00%
	Various energy futures contracts (Far East)	5,389	0.00%	—	0.00%
	Various energy futures contracts (U.S.)	2,602,685	2.40%	—	0.00%

	Various interest rates futures contracts (Canada)	11	0.00%	—	0.00%
	Various interest rates futures contracts (Europe)	(261,457)	-0.24%	—	0.00%
	Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%
	Various interest rates futures contracts (Oceanic)	(1,673)	0.00%	—	0.00%
	Various interest rates futures contracts (U.S.)	(20,699)	-0.02%	—	0.00%
	Various precious metal futures contracts (Far East)	(1,052)	0.00%	—	0.00%
	Various precious metal futures contracts (U.S.)	112,155	0.10%	—	0.00%
	Various soft futures contracts (Canada)	—	0.00%	—	0.00%
	Various soft futures contracts (Europe)	19,813	0.02%	—	0.00%
	Various soft futures contracts (Far East)	(4,709)	0.00%	—	0.00%
	Various soft futures contracts (U.S.)	438,427	0.40%	—	0.00%
	Various stock index futures contracts (Africa)	(4,181)	0.00%	—	0.00%
	Various stock index futures contracts (Europe)	(13,338)	-0.01%	—	0.00%
	Various stock index futures contracts (Far East)	129	0.00%	—	0.00%
	Various stock index futures contracts (Mexico)	(4,380)	0.00%	—	0.00%
	Various stock index futures contracts (Oceanic)	(9,866)	-0.01%	—	0.00%
	Various stock index futures contracts (U.S.)	(51,856)	-0.05%	—	0.00%

	Total Short Futures Contracts	$6,499,146	6.01%	$—	0.00%

CURRENCY FORWARDS *
	Various currency forwards contracts (NA)	$(419,742)	-0.39%	$—	0.00%

	Total Currency Forwards	$(419,742)	-0.39%	$—	0.00%

	Total Open Trade Equity (Deficit)	$3,297,549	3.08%	$—	0.00%

OPTIONS PURCHASED *
	Frontier XXXIV Balanced Select Swap (U.S.)	$18,246,954	16.82%	$—	0.00%

	Total Swaps	$18,246,954	16.82%	$—	0.00%

U.S. TREASURY SECURITIES (2)

FACE VALUE		Value		Value
$ 15,000,000	US Treasury Note 2.250% due 11/15/2024 (Cost $14,966,695)	$28,539,451	26.31%	$4,440,708	29.08%
$ 75,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	8,594,691	7.92%	1,337,325	8.76%
$ 20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	4,491,718	4.14%	698,906	4.58%

		$41,625,860	38.37%	$6,476,939	42.42%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 2.250% due 11/15/2024 (2)	$22,306,974		$3,470,942
	US Treasury Note 6.000% due 02/15/2026 (2)	5,948,526		925,584
	US Treasury Note 6.875% due 08/15/2025 (2)	4,461,395		694,188

		$32,716,895		$5,090,714

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 2.250% due 11/15/2024 (2)	$29,617,482		$4,608,448
	US Treasury Note 6.000% due 02/15/2026 (2)	8,423,893		1,310,749
	US Treasury Note 6.875% due 08/15/2025 (2)	4,451,489		692,647

		$42,492,864		$6,611,844

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Condensed Schedule of Investments

December 31, 2014

		Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
			% of Total Capital		% of Total Capital
Description		Value	(Net Asset Value)	Value	(Net Asset Value)
	Swaps (1)
	Brevan Howard Total Return Swap	$—	0.00%	$7,540,465	45.52%

	Total Swaps	$—	0.00%	$7,540,465	45.52%

U.S. TREASURY SECURITIES (2)

FACE VALUE		Fair Value		Fair Value
$ 15,000,000	US Treasury Note 2.250% due 11/15/2024 (Cost $14,966,695)	$20,290,169	50.66%	$4,659,730	28.13%
$ 75,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	6,110,410	15.26%	1,403,284	8.47%
$ 20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	3,193,395	7.97%	733,378	4.43%

		$29,593,974	73.89%	$6,796,392	41.03%

Additional Disclosure on U.S. Treasury Securities		Face Value		Face Value
	US Treasury Note 2.250% due 11/15/2024 (2)	$15,859,181		$3,642,134
	US Treasury Note 6.000% due 02/15/2026 (2)	4,229,115		971,236
	US Treasury Note 6.875% due 08/15/2025 (2)	3,171,836		728,427

		$23,260,132		$5,341,797

Additional Disclosure on U.S. Treasury Securities		Cost		Cost
	US Treasury Note 2.250% due 11/15/2024 (2)	$21,056,599		$4,835,746
	US Treasury Note 6.000% due 02/15/2026 (2)	5,988,981		1,375,397
	US Treasury Note 6.875% due 08/15/2025 (2)	3,164,794		726,809

		$30,210,374		$6,937,952

(1)	See Note 4 to the Financial Statements.
(2)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Operations

For the Three Months Ended September 30, 2015 and 2014

(Unaudited)

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
	9/30/2015	9/30/2014	9/30/2015	9/30/2014	9/30/2015	9/30/2014
Investment income:
Interest - net	$142,006	$134,263	$62,881	$62,263	$29,827	$51,721

Total Income	142,006	134,263	62,881	62,263	29,827	51,721

Expenses:
Incentive Fees	225,279	686,627	—	219,695	14,316	94,518
Management Fees	247,879	258,715	173,088	233,608	135,721	176,097
Service Fees - Class 1	97,034	113,027	52,129	64,776	25,703	31,049
Trading Fees	338,055	305,002	141,248	136,886	58,174	65,769

Total Expenses	908,247	1,363,371	366,465	654,965	233,914	367,433

Investment (loss) - net	(766,241)	(1,229,108)	(303,584)	(592,702)	(204,087)	(315,712)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(281,983)	—	—	—	—	—
Net change in open trade equity/(deficit)	3,662,607	—	—	—	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—
Net unrealized gain/(loss) on swap contracts	531,624	2,147,690	—	—	(54,840)	620,752
Net realized gain/(loss) on U.S. Treasury securities	—	42,934	—	20,359	—	18,266
Net unrealized gain/(loss) on U.S. Treasury securities	782,556	134,076	319,185	66,727	139,071	54,026
Trading commissions	(77,125)	—	—	—	—	—
Change in fair value of investments in unconsolidated trading companies	(1,480,364)	4,165,902	730,420	2,470,823	(1,131,595)	3,524,528

Net gain/(loss) on investments	3,137,315	6,490,602	1,049,605	2,557,909	(1,047,364)	4,217,572

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	2,371,074	5,261,494	746,021	1,965,207	(1,251,451)	3,901,860

Less: Operations attributable to non-controlling interests	1,485,532	—	—	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$885,542	$5,261,494	$746,021	$1,965,207	$(1,251,451)	$3,901,860

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$1.45	$9.12	$3.30	$8.12	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	$(8.87)	$21.24
Class 2	$2.19	$10.43	$4.22	$9.36	$(11.63)	$29.33
Class 2a	N/A	N/A	N/A	N/A	$(9.36)	$23.70
Class 3	$2.09	$9.67	$3.99	$8.73	$(11.63)	$29.34
Class 3a	N/A	N/A	N/A	N/A	$(9.34)	$23.82

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Statements of Operations

For the Three Months Ended September 30, 2015 and 2014

(Unaudited)

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	9/30/2015	9/30/2014	9/30/2015	9/30/2014
Investment income:
Interest - net	$7,127	$6,458	$—	$—

Total Income/(loss)	7,127	6,458	—	—

Expenses:
Incentive Fees	104,130	373,778	—	150,674
Management Fees	254,315	265,015	76,094	143,102
Service Fees - Class 1	510,140	479,441	95,067	94,517
Trading Fees	179,140	164,674	26,464	26,340

Total Expenses	1,047,725	1,282,908	197,625	414,633

Investment (loss) - net	(1,040,598)	(1,276,450)	(197,625)	(414,633)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(3,537,771)	4,434,404	345,106	—
Net change in open trade equity/(deficit)	1,975,443	(2,653,804)	1,307,759	—
Net realized gain/(loss) on swap contracts	—	—	—	—
Net unrealized gain/(loss) on swap contracts	(482,140)	5,253,082	—	—
Net realized gain/(loss) on U.S. Treasury securities	—	73,182	—	9,208
Net unrealized gain/(loss) on U.S. Treasury securities	1,204,756	199,352	58,154	21,973
Trading commissions	(111,459)	(375,773)	(32,220)	—
Change in fair value of investments in unconsolidated trading companies	935,070	3,535,154	129,507	1,588,195

Net gain/(loss) on investments	(16,101)	10,465,597	1,808,306	1,619,376

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,056,699)	9,189,147	1,610,681	1,204,743

Less: Operations attributable to non-controlling interests	105,139	711,053	714,830	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,161,838)	$8,478,094	$895,851	$1,204,743

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(1.92)	$10.39	$5.85	$7.09
Class 1AP (1)	$(0.96)	$12.20	$6.74	$10.22
Class 2	$(1.29)	$15.10	$8.94	$12.23
Class 2a	$(0.74)	$13.16	N/A	N/A
Class 3a	$(0.74)	$13.12	N/A	N/A

(1)	Class 1AP began trading July 31, 2014

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Statements of Operations

For the Three Months Ended September 30, 2015 and 2014

(Unaudited)

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	9/30/2015	9/30/2014	9/30/2015	9/30/2014
Investment income:
Interest - net	$1	$—	$1	$—

Total Income	1	—	1	—

Expenses:
Incentive Fees	—	206,495	—	44,124
Management Fees	289,752	294,474	67,180	83,810
Service Fees - Class 1	184,196	174,044	69,701	63,543
Trading Fees	69,319	63,974	23,325	21,020

Total Expenses	543,267	738,987	160,206	212,497

Investment (loss) - net	(543,266)	(738,987)	(160,205)	(212,497)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	557,530	—	—	—
Net change in open trade equity/(deficit)	(73,306)	—	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—
Net unrealized gain/(loss) on swap contracts	—	38,217	423,590	867,812
Net realized gain/(loss) on U.S. Treasury securities	—	107,247	—	9,465
Net unrealized gain/(loss) on U.S. Treasury securities	672,319	—	148,545	27,787
Trading commissions	(22,381)	—	—	—
Change in fair value of investments in unconsolidated trading companies	512,666	1,605,937	105,347	370,678

Net gain/(loss) on investments	1,646,828	1,751,401	677,482	1,275,742

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	1,103,562	1,012,414	517,277	1,063,245

Less: Operations attributable to non-controlling interests	218,499	—	197,559	385,694

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$885,063	$1,012,414	$319,718	$677,551

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$3.50	$4.10	$3.05	$6.37
Class 1AP	$4.93	$10.99	$4.14	$10.70
Class 2	$6.25	$6.62	$5.54	$9.60

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Operations

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	9/30/2015	9/30/2014	9/30/2015		9/30/2014	9/30/2015	9/30/2014
Investment income:
Interest - net	$466,407	$434,640	$202,700		$228,964	$120,018	$168,573

Total Income	466,407	434,640	202,700		228,964	120,018	168,573

Expenses:
Incentive Fees	1,863,521	2,073,540	576,374		401,501	293,682	94,518
Management Fees	737,187	806,344	534,244		740,921	389,994	685,777
Service Fees - Class 1	327,202	386,622	178,120		245,369	87,232	99,917
Trading Fees	1,059,953	954,809	442,582		459,996	192,252	211,770

Total Expenses	3,987,863	4,221,315	1,731,320		1,847,787	963,160	1,091,982

Investment (loss) - net	(3,521,456)	(3,786,675)	(1,528,620)		(1,618,823)	(843,142)	(923,409)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	8,599,684	325,885	—		—	—	(2,580,860)
Net change in open trade equity/(deficit)	450,401	(83,337)	—		—	—	961,346
Net realized gain/(loss) on swap contracts	—	—	—		—	—	—
Net unrealized gain/(loss) on swap contracts	1,576,384	1,756,454	—		—	(383,691)	382,291
Net realized gain/(loss) on U.S. Treasury securities	133,349	(84,779)	56,108		(51,271)	33,886	(36,613)
Net unrealized gain/(loss) on U.S. Treasury securities	198,660	2,018,038	90,763		1,127,624	(78,046)	828,755
Trading commissions	(443,692)	(6,385)	—		—	—	(415,314)
Change in fair value of investments in unconsolidated trading companies	580,502	5,050,301	912,290		2,461,737	290,624	2,512,168

Net gain/(loss) on investments	11,095,288	8,976,177	1,059,161		3,538,090	(137,227)	1,651,773

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	7,573,832	5,189,502	(469,459)		1,919,267	(980,369)	728,364

Less: Operations attributable to non-controlling interests	4,476,587	325,371	—		—	—	(766,822)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$3,097,245	$4,864,131	$(469,459)		$1,919,267	$(980,369)	$1,495,186

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$3.91	$8.79	$(3.30)		$9.26	N/A	N/A
Class 1a	N/A	N/A	N/A		N/A	$(2.82)	$11.27
Class 2	$6.01	$10.89	$(1.99)		$11.47	$(1.77)	$16.24
Class 2a	N/A	N/A	N/A		N/A	$(1.68)	$13.68
Class 3	$5.76	$12.83	$(1.62	)(1)	$10.79	$(1.77)	$16.24
Class 3a	N/A	N/A	N/A		N/A	$(1.47)	$13.91

(1)	Class 3 operations began February 25, 2014.

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Statements of Operations

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	9/30/2015	9/30/2014	9/30/2015	9/30/2014
Investment income:
Interest - net	$22,320	$21,531	$—	$—

Total Income/(loss)	22,320	21,531	—	—

Expenses:
Incentive Fees	1,600,604	1,827,118	158,971	177,351
Management Fees	781,287	819,552	234,372	421,826
Service Fees - Class 1	1,629,022	1,521,144	303,935	297,904
Trading Fees	568,628	519,831	84,811	82,892

Total Expenses	4,579,541	4,687,645	782,089	979,973

Investment (loss) - net	(4,557,221)	(4,666,114)	(782,089)	(979,973)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	55,049	12,165,000	466,761	—
Net change in open trade equity/(deficit)	(438,313)	(4,189,205)	(298,984)	—
Net realized gain/(loss) on swap contracts	—	—	—	—
Net unrealized gain/(loss) on swap contracts	(237,460)	4,627,411	—	—
Net realized gain/(loss) on U.S. Treasury securities	215,325	(152,688)	12,618	(25,780)
Net unrealized gain/(loss) on U.S. Treasury securities	(184,293)	3,614,127	90,894	518,026
Trading commissions	(377,892)	(1,012,206)	(98,114)	—
Change in fair value of investments in unconsolidated trading companies	5,603,283	(349,281)	305,243	1,259,694

Net gain/(loss) on investments	4,635,699	14,703,158	478,418	1,751,940

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	78,478	10,037,044	(303,671)	771,967

Less: Operations attributable to non-controlling interests	461,285	4,018,912	30,593	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(382,807)	$6,018,132	$(334,264)	$771,967

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(1.64)	$7.96	$(2.45)	$5.46
Class 1AP	$1.33	$12.21	$(0.34)	$10.22
Class 2	$1.79	$13.96	$(0.45)	$9.65
Class 2a	$2.60	$12.84	N/A	N/A
Class 3a	$2.59	$12.80	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds

Statements of Operations

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	9/30/2015	9/30/2014	9/30/2015	9/30/2014
Investment income:
Interest - net	$28	$41	$1	$—

Total Income	28	41	1	—

Expenses:
Incentive Fees	715,409	622,124	132,676	131,123
Management Fees	920,069	862,495	216,064	245,785
Service Fees - Class 1	587,658	534,989	221,692	202,143
Trading Fees	221,279	192,618	74,079	65,398

Total Expenses	2,444,415	2,212,226	644,511	644,449

Investment (loss) - net	(2,444,387)	(2,212,185)	(644,510)	(644,449)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	557,530	—	—	—
Net change in open trade equity/(deficit)	(73,306)	—	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—
Net unrealized gain/(loss) on swap contracts	—	—	692,376	401,659
Net realized gain/(loss) on U.S. Treasury securities	111,554	(59,132)	25,634	(19,370)
Net unrealized gain/(loss) on U.S. Treasury securities	56,127	1,537,039	9,419	450,381
Trading commissions	(22,389)	—	—	—
Change in fair value of investments in unconsolidated trading companies	894,655	3,166,754	227,692	624,835

Net gain/(loss) on investments	1,524,171	4,644,661	955,121	1,457,505

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(920,216)	2,432,476	310,611	813,056

Less: Operations attributable to non-controlling interests	218,499	—	325,075	177,660

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,138,715)	$2,432,476	$(14,464)	$635,396

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(6.60)	$9.58	$(1.13)	$6.90
Class 1AP	$(2.79)	$10.99	$1.82	$10.70
Class 2	$(3.55)	$16.17	$2.43	$12.32

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2015

(Unaudited)

	Equinox Frontier Diversified Fund							Equinox Frontier Masters Fund
	Class 1	Class 2	Class 2	Class 3	Class 3			Class 1	Class 2	Class 2	Class 3	Class 3
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2014	$19,195,036	$2,516,879	$32,707,413	$31,632	$5,556,649	$12,417,767	$72,425,376	$11,850,911	$723,207	$8,145,536	$32,741	$4,955,459	$25,707,854

Sale of Units	1,565,148	—	2,663,196	—	5,792,953	—	10,021,297	1,430,989	—	140,000	—	3,003,452	4,574,441
Redemption of Units	(8,115,334)	—	(6,440,389)	—	(2,105,122)	—	(16,660,845)	(4,174,158)	—	(604,562)	—	(1,810,420)	(6,589,140)
Change in control of ownership - Trading Companies	—	—	—	—	—	(16,894,354)	(16,894,354)	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	4,476,587	4,476,587	—	—	—	—	—	—
Payment made by the Managing Owner	47,134	—	82,416	—	14,799	—	144,349	—	—	—	—	—	—
Net increase/(decrease) in Owners’
Capital resulting from operations	988,301	121,221	1,871,328	1,586	114,809	—	3,097,245	(311,538)	(11,187)	(105,312)	(446)	(40,976)	(469,459)

Owners’ Capital, September 30, 2015	$13,680,285	$2,638,100	$30,883,964	$33,218	$9,374,088	$—	$56,609,655	$8,796,204	$712,020	$7,575,662	$32,295	$6,107,515	$23,223,696

Owners’ Capital - Units, December 31, 2014	169,725	14,576	267,958	275	48,308			101,632	5,627	63,376	275	41,622

Sale of Units	13,000	—	20,004	—	46,203			11,793	—	1,094	—	25,075
Redemption of Units	(65,800)	—	(46,012)	—	(16,905)			(35,795)	—	(4,602)	—	(14,690)

Owners’ Capital - Units, September 30, 2015	116,925	14,576	241,950	275	77,606			77,630	5,627	59,868	275	52,007

			(1)		(1)					(1)		(1)
Net asset value per unit at December 31, 2014	$113.09		$124.67		$115.03			$116.61		$128.53		$119.06

Change in net asset value per unit for the nine months ended September 30, 2015	3.91		6.01		5.76			(3.30)		(1.99)		(1.62)

Net asset value per unit at September 30, 2015	$117.00		$130.68		$120.79			$113.31		$126.54		$117.44

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2015

(Unaudited)

	Equinox Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 1a	Class 2a		Class 3a
	Managing Owner	Limited Owners	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2014	$426,377	$820,104	$7,233,099	$5,776,906	$247,434	$1,455,117	$12,228	$645,654	$16,616,919

Sale of Units	—	—	—	52,800	—	5,000	—	375,475	433,275
Redemption of Units	—	(206,430)	(950,138)	(1,241,984)	—	(336,333)	—	(110,137)	(2,845,022)
Payment made by the Managing Owner	—	69,364	397,940	312,393	—	90,860	—	36,605	907,162
Net increase/(decrease) in Owners’									—
Capital resulting from operations attributable to controlling interests	(5,461)	(56,603)	(419,333)	(349,054)	(3,725)	(83,874)	(162)	(62,157)	(980,369)

Owners’ Capital, September 30, 2015	$420,916	$626,435	$6,261,568	$4,551,061	$243,709	$1,130,770	$12,066	$885,440	$14,131,965

Owners’ Capital - Units, December 31, 2014	3,083	5,930	52,285	57,130	2,222	13,069	109	5,777

Sale of Units	—	—	—	493	—	40	—	3,143
Redemption of Units	—	(1,342)	(6,435)	(11,326)	—	(2,797)	—	(892)

Owners’ Capital - Units, September 30, 2015	3,083	4,588	45,850	46,297	2,222	10,312	109	8,028

		(1)				(1)		(1)
Net asset value per unit at December 31, 2014		$138.30	$138.34	$101.12		$111.35		$111.77
Change in net asset value per unit for the nine months ended September 30, 2015		(1.77)	(1.77)	(2.82)		(1.68)		(1.47)

Net asset value per unit at September 30, 2015		$136.53	$136.57	$98.30		$109.67		$110.30

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2015

(Unaudited)

	Equinox Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2014	$72,098,275	$748,275	$1,425,355	$22,125,342	$189,344	$410,943	$2,528,303	$8,944,274	$108,470,111

Sale of Units	169,324	1,457	—	14,514	—	—	—	—	185,295
Redemption of Units	(6,440,301)	(39,001)	—	(703,450)	—	(60,850)	(79,536)	—	(7,323,138)
Change in control of ownership - Trading Companies	—	—	—	—	—	—	—	(7,938,913)	(7,938,913)
Payment made by the Managing Owner	115,486	1,222	—	38,375	—	885	4,131	—	160,099
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	461,285	461,285
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(682,045)	7,817	14,235	224,881	3,211	7,140	41,954	—	(382,807)

Owners’ Capital, September 30, 2015	$65,260,739	$719,770	$1,439,590	$21,699,662	$192,555	$358,118	$2,494,852	$1,466,646	$93,631,932

Owners’ Capital - Units, December 31, 2014	548,117	5,618	7,956	123,491	1,237	2,686	16,577

Sale of Units	1,227	10	—	75	—	—	—
Redemption of Units	(46,966)	(277)	—	(3,648)	—	(384)	(492)

Owners’ Capital - Units, September 30, 2015	502,378	5,351	7,956	119,918	1,237	2,302	16,085

				(1)		(1)
Net asset value per unit at December 31, 2014	$131.54	$133.20		$179.16		$153.02	$152.52

Change in net asset value per unit for the nine months ended September 30, 2015	(1.64)	1.33		1.79		2.60	2.59

Net asset value per unit at September 30, 2015	$129.90	$134.53		$180.95		$155.62	$155.11

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Changes in Owners’ Capital

For the Nine Months Ending September 30, 2015

(Unaudited)

	Equinox Frontier Select Fund						Equinox Frontier Winton Fund						Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2				Class 1	Class 1AP	Class 2
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2014	$13,663,563	$47,785	$9,052	$1,549,078	$—	$15,269,478	$26,870,878	$38,042	$46,764	$13,095,549	$—	$40,051,233	$9,761,819	$58,378	$75,621	$3,131,561	$3,539,498	$16,566,877
Sale of Units	14,422	930	—	—	—	15,352	136,211	—	—	—	—	136,211	32,115	1,288	—	—	—	33,403
Redemption of Units	(838,061)	—	—	(180,343)	—	(1,018,404)	(1,958,907)	—	—	(787,381)	—	(2,746,288)	(613,947)	—	—	(202,213)	—	(816,160)
Change in control of ownership - Trading Companies	—	—	—	—	6,520,339	6,520,339	—	—	—	—	5,744,802	5,744,802	—	—	—	—	(62,797)	(62,797)
Operations attributable to non-controlling interests	—	—	—	—	30,593	30,593	—	—	—	—	218,499	218,499	—	—	—	—	325,075	325,075
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(332,364)	(244)	(33)	(1,623)	—	(334,264)	(947,962)	(596)	(733)	(189,424)	—	(1,138,715)	(66,865)	697	1,043	50,661	—	(14,464)

Owners’ Capital, September 30, 2015	$12,507,560	$48,471	$9,019	$1,367,112	$6,550,932	$20,483,094	$24,100,220	$37,446	$46,031	$12,118,744	$5,963,301	$42,265,742	$9,113,122	$60,363	$76,664	$2,980,009	$3,801,776	$16,031,934

Owners’ Capital - Units, December 31, 2014	142,913	494	70	12,058			152,717	214	207	57,886			74,927	443	428	17,736
Sale of Units	149	9	—	—			(771)	—	—	—			238	9	—	—
Redemption of Units	(8,804)	—	—	(1,379)			(11,177)	—	—	(3,464)			(4,602)	—	—	(1,088)

Owners’ Capital - Units, September 30, 2015	134,258	503	70	10,679			142,311	214	207	54,422			70,563	452	428	16,648

				(1)						(1)						(1)
Net asset value per unit at December 31, 2014	$95.61	$96.82		$128.48			$175.95	$178.18		$226.23			$130.28	$131.93		$176.56
Change in net asset value per unit for the nine months ended September 30, 2015	(2.45)	(0.34)		(0.45)			(6.60)	(2.79)		(3.55)			(1.13)	1.82		2.43

Net asset value per unit at September 30, 2015	$93.16	$96.48		$128.03			$169.35	$175.39		$222.68			$129.15	$133.75		$178.99

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Nine Months Ended September 30, 2015

(Unaudited)

	Equinox Frontier Diversified Fund		Equinox Frontier Masters Fund		Equinox Frontier Long/Short Commodity Fund
	9/30/2015	9/30/2014	9/30/2015	9/30/2014	9/30/2015	9/30/2014
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$7,573,832	$5,189,502	$(469,459)	$1,919,267	$(980,369)	$728,364
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity/(deficit), at fair value	3,215,203	—	—	—	—	(191,069)
Net change in options purchased, at fair value	288,413	—	—	—	—	98,740
Net change in options written, at fair value	(253,018)	—	—	—	—	(172,650)
Net change in ownership allocation of U.S. Treasury securities	(1,032,399)	(1,680,901)	3,028,748	4,042,114	1,700,543	(526,726)
Net realized (gain) on swap contracts	—	—	—	—	—	—
Net unrealized (gain)/loss on swap contracts	(1,576,384)	(1,756,454)	—	—	383,691	(382,291)
Net unrealized (gain)/loss on U.S. Treasury securities	(198,660)	(2,018,038)	(90,763)	(1,127,624)	78,046	(828,755)
Net realized (gain)/loss on U.S. Treasury securities	(133,349)	84,779	(56,105)	51,271	(33,886)	36,613
(Purchases) sales of:
Sales of U.S. Treasury securities	6,214,322	15,921,359	2,729,817	8,685,478	1,713,661	6,563,688
Purchase of U.S. Treasury securities	(4,787,243)	—	(2,291,604)	—	(1,395,765)	—
Purchase of Swap contracts	—	—	—	—	(1,000,000)	—
Increase and/or decrease in:
Receivable from futures commission merchants	22,731,129	—	—	—	—	7,836,808
Change in control of ownership - trading companies	(16,894,354)	(325,371)	—	—	—	(2,462,220)
Investments in unconsolidated trading companies, at fair value	(7,550,285)	130,919	(996,031)	(1,240,976)	694,354	(2,353,354)
Prepaid service fees - Class 1	(11,235)	414	(3,490)	10,949	(272)	2,719
Interest receivable	300,173	370,644	175,554	252,121	90,880	163,095
Receivable from related parties	—	1,035	994	(1,270)	648	137
Other assets	249,997	—	—	—	(1)	1
Incentive fees payable to Managing Owner	(2,162,546)	110,502	(722,043)	219,695	(144,344)	94,519
Management fees payable to Managing Owner	(1,953)	(10,902)	(8,791)	(24,796)	3,751	(52,738)
Interest payable to Managing Owner	(4,643)	(4,961)	(1,432)	(4,559)	(1,551)	(3,565)
Trading fees payable to Managing Owner	(19,017)	(21,049)	(9,563)	(24,177)	(6,498)	(10,968)
Service fees payable to Managing Owner	(15,088)	(17,712)	(2,269)	(18,603)	(2,933)	(4,880)
Payables to related parties	879	2,229	—	—	—	—
Other liabilities	—	—	—	—	—	—

Net cash provided by (used in) operating activities	5,933,774	15,975,995	1,283,563	12,738,890	1,099,955	8,535,468

Cash Flows from Financing Activities:
Proceeds from sale of units	10,021,297	5,889,487	4,574,441	3,930,219	433,275	598,915
Payment for redemption of units	(16,660,845)	(21,102,902)	(6,589,140)	(16,726,825)	(2,845,022)	(8,825,714)
Payment made by the Managing Owner	144,349	—	—	—	907,162	—
Pending owner additions	(84)	(1,373)	(829)	75	—	(2)
Owner redemptions payable	(57,953)	(271,689)	27,485	(7,155)	4,104	(72,579)

Net cash provided by (used in) financing activities	(6,553,236)	(15,486,477)	(1,988,043)	(12,803,686)	(1,500,481)	(8,299,380)

Net increase (decrease) in cash and cash equivalents	(619,462)	489,518	(704,480)	(64,796)	(400,526)	236,088

Cash and cash equivalents, beginning of period	4,210,638	1,827,897	2,199,066	1,125,954	1,110,779	810,418

Cash and cash equivalents, end of period	$3,591,176	$2,317,415	$1,494,586	$1,061,158	$710,253	$1,046,506

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Equinox Frontier Balanced Fund		Equinox Frontier Select Fund
	9/30/2015	9/30/2014	9/30/2015	9/30/2014
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$78,478	$10,037,044	$(303,671)	$771,967
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	2,101,069	4,284,093	(1,363,715)	—
Net change in options purchased, at fair value	—	165,915	4,477,249	—
Net change in options written, at fair value	—	(183,056)	—	—
Net change in ownership allocation of U.S. Treasury securities	(9,031,761)	2,882,510	—	1,955,964
Net unrealized (gain)/loss on swap contracts	237,460	(4,627,411)	—	—
Net realized (gain)/loss on swap contracts	—	—	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	184,293	(3,614,127)	(90,894)	(518,026)
Net realized (gain)/loss on U.S. Treasury securities	(215,325)	152,688	(12,618)	25,780
(Purchases) sales of:
Sales of U.S. Treasury securities	10,249,014	28,506,883	600,508	4,254,841
Purchases of U.S. Treasury securities	(6,360,723)	—	(911,929)	—
Increase and/or decrease in:
Receivable from futures commission merchants	14,963,754	12,657,317	(12,505,084)	—
Change in control of ownership - trading companies	(7,938,913)	(11,489,237)	6,520,339	—
Investments in unconsolidated trading companies, at fair value	3,610,955	(11,119,409)	4,122,486	(2,531,158)
Prepaid service fees - Class 1	—	234	—	—
Interest receivable	372,343	701,720	85,749	114,319
Receivable from other series	—	—	—	—
Receivable from related parties	—	—	—	—
Other assets	250,004	42	(188)	—
Incentive fees payable to Managing Owner	(1,689,188)	(318,139)	(185,791)	150,674
Management fees payable to Managing Owner	(16,603)	(20,463)	(3,210)	725
Interest payable to Managing Owner	(1,693)	(58,108)	(7,951)	(10,359)
Trading fees payable to Managing Owner	(9,677)	(14,886)	(1,683)	(2,291)
Service fees payable to Managing Owner	(23,017)	(45,405)	(3,608)	(8,922)
Payables to related parties	6,824	6,021	361	383
Other liabilities	—	—	—	—

Net cash provided by (used in) operating activities	6,767,294	27,904,226	416,350	4,203,897

Cash Flows from Financing Activities:
Proceeds from sale of units	185,295	1,135,017	15,352	201,914
Payment for redemption of units	(7,323,138)	(27,947,683)	(1,018,404)	(4,521,440)
Payment made by the Managing Owner	160,099	—	—	—
Pending owner additions	(2,861)	(1,449)	(154)	(64)
Owner redemptions payable	(7,712)	(726,722)	(11,604)	33,473

Net cash provided by (used in) financing activities	(6,988,317)	(27,540,837)	(1,014,810)	(4,286,117)

Net increase (decrease) in cash and cash equivalents	(221,023)	363,389	(598,460)	(82,220)

Cash and cash equivalents, beginning of period	5,644,510	3,292,570	878,280	494,931

Cash and cash equivalents, end of period	$5,423,487	$3,655,959	$279,820	$412,711

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds

Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Equinox Frontier Winton Fund		Equinox Frontier Heritage Fund
	9/30/2015	9/30/2014	9/30/2015	9/30/2014
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(920,216)	$2,432,476	$310,611	$813,056
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	(2,653,675)	—	—	—
Net change in ownership allocation of U.S. Treasury securities	2,084,833	(5,844,640)	707,858	481,524
Net unrealized (gain)/loss on swap contracts	—	—	(692,376)	—
Net realized (gain)/loss on swap contracts	—	—	—	(401,659)
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	(56,127)	(1,537,039)	(9,419)	(450,381)
Net realized (gain) loss on U.S. Treasury securities, at fair value	(111,554)	59,132	(25,632)	19,370
(Purchases) sale of:
Sales of U.S. Treasury Securities	5,740,839	12,579,837	1,293,839	3,621,880
Purchases of U.S. Treasury Securities	(4,444,636)	—	(1,004,975)	—
Increase and/or decrease in:
Receivable from futures commission merchants	(9,958,867)	—	—	—
Change in control of ownership of trading companies	5,744,802	—	(62,797)	921
Investments in unconsolidated trading companies, at fair value	7,164,327	(2,552,999)	202,642	(550,448)
Interest receivable	304,101	247,358	71,117	90,759
Receivable from related parties	—	—	—	—
Other assets	—	(33,200)	—	—
Incentive fees payable to Managing Owner	(1,178,364)	106,235	(239,327)	28,713
Management fees payable to Managing Owner	(21,336)	(24,853)	(6,270)	752
Interest payable to Managing Owner	(12,973)	(10,510)	(3,283)	(8,062)
Trading fees payable to Managing Owner	(4,972)	(1,377)	(1,300)	(1,857)
Service fees payable to Managing Owner	(9,069)	(8,144)	(2,215)	(7,247)
Payables to related parties	11,602	9,997	909	1,651
Other liabilities	—	—	—	—

Net cash provided by (used in) operating activities	1,678,715	5,422,273	539,382	3,638,972

Cash Flows from Financing Activities:
Proceeds from sale of units	136,211	421,695	33,403	263,058
Payment for redemption of units	(2,746,288)	(5,152,986)	(816,160)	(3,936,147)
Pending owner additions	(2,578)	(992)	(203)	(422)
Owner redemptions payable	(21,902)	(4,748)	(1,860)	74,502

Net cash provided by (used in) financing activities	(2,634,557)	(4,737,031)	(784,820)	(3,599,009)

Net increase (decrease) in cash and cash equivalents	(955,842)	685,242	(245,438)	39,963

Cash and cash equivalents, beginning of period	4,012,974	1,325,731	921,598	424,001

Cash and cash equivalents, end of period	$3,057,132	$2,010,973	$676,160	$463,964

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

The Trust, in relation to the Series, has been organized to pool assets of investor funds for the purpose of trading in the United States (“U.S.”) and international markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities. The Trust, in relation to the Series, may also engage in futures contracts, forwards, option contracts and other derivative instruments, including swap contracts (“Swaps”).

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

As of September 30, 2015, the Trust, with respect to the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Equinox Frontier Balanced Fund and the Equinox Frontier Long/Short Commodity Fund separates Units into a maximum of six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainder of each Series’ assets is maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of U.S. Treasury Securities Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

As of September 30, 2015, Equinox Frontier Winton Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies and one or more Trading Advisors may manage the assets invested in such Trading Companies.

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

As of September 30, 2015, the consolidated balance sheet of Equinox Frontier Balanced Fund included the assets and liabilities of its majority owned Trading Companies. These Trading Companies include Frontier Trading Company XIV, LLC, Frontier Trading Company XXIII, LLC, Frontier Trading Company XXIX, LLC and Frontier Trading Company XXXIV, LLC.

For the nine months ended September 30, 2015, the consolidated statement of operations of Equinox Frontier Balanced Fund included the earnings of its majority owned Trading Companies listed above.

As of September 30, 2015, the consolidated balance sheet of Equinox Frontier Long/Short Commodity Fund included the assets and liabilities of its majority owned Trading Company, Frontier Trading Company XXXVII, LLC.

For the nine months ended September 30, 2015, the consolidated statement of operations of Equinox Frontier Long/Short Commodity Fund included the earnings of its majority owned Trading Company listed above.

As of September 30, 2015, the consolidated balance sheet of Equinox Frontier Diversified Fund included the assets and liabilities of its majority owned Frontier Trading Company XXXV, LLC.

For the nine months ended September 30, 2015, the consolidated statement of operations of Equinox Frontier Diversified Fund included the earnings of its majority owned Trading Company listed above and the earnings of Frontier Trading Company I, LLC from January 1, 2015 to August 10, 2015.

As of and for the nine months ended September 30, 2015, the consolidated balance sheet and statement of operations of Equinox Frontier Heritage Fund included the assets and liabilities, and earnings, respectively, of its majority owned Trading Company, Frontier Trading Company XXXIX, LLC.

As of and for the nine months ended September 30, 2015, the consolidated balance sheet and statement of operations of Equinox Frontier Select Fund included the assets and liabilities, and earnings, respectively, of its majority owned Trading Company, Frontier Trading Company XV, LLC except for the earnings from January 1, 2015 to January 2, 2015.

From January 1, 2015 to July 16, 2015, the consolidated balance sheet and statement of operations of Equinox Frontier Winton Fund included the assets and liabilities, and earnings, respectively, of its majority owned Trading Company, Frontier Trading Company XXXIX, LLC.

Each of the Series has invested in Frontier Trading Company XXXVIII, LLC on the same basis as its ownership in the cash pool. Frontier Trading Company XXXVIII, LLC’s assets, liabilities and earnings are allocated to all of the Series of the Trust based on their proportionate share of the cash pool.

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

Recently Issued Accounting Pronouncements—In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820) — Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU No. 2015-07 removes the requirement to include investments in the fair value hierarchy for which the fair value is measured at NAV using the practical expedient under “Fair Value Measurements and Disclosures (Topic 820).” ASU No. 2015-07 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU No. 2015-07 is required to be applied retrospectively to all periods presented beginning in the year of adoption. Early adoption is permitted. Since ASU No. 2015-07 will only impact the Trust’s disclosures, adoption will not affect the Trust’s financial condition, results of operations, or cash flows.

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

The Managing Owner has chartered a valuation committee to provide oversight of the valuation process for the Series. The valuation committee meets at least monthly to discuss the valuation process and any valuation issues that may arise. The valuation committee is comprised of senior members of the Managing Owner’s management team with varying areas of expertise that add value to the committee. The valuation committee reports to both the Managing Owner’s Investment Oversight and Risk Committee and the Trust’s Executive Committee. The valuation committee further remains in communication with the Managing Owner’s Due Diligence Committee that provides ongoing counterparty risk monitoring of the swap counterparties. The valuation committee monitors daily pricing provided by the swap counterparty and daily valuation provided by the third party pricing service. The valuation committee may request a price challenge if the daily valuation provided by the counterparty differs significantly from the valuation obtained by the pricing service. The Managing Owner’s valuation committee monitors some additional input factors such as liquidity, volatility, and counterparty risk in order to further review the valuations provided by the pricing service.

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

The following table summarizes the instruments that comprise the Trust, with respect to the Series, financial asset portfolio, by Series, measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Equinox Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$14,123,221	$21,443	$—	$14,144,664
Swap Contracts	—	—	8,146,792	8,146,792
U.S. Treasury Securities	30,988,988	—	—	30,988,988
Equinox Frontier Masters Fund
Investment in Unconsolidated Trading Companies	8,922,799	(24,790)	—	8,898,009
U.S. Treasury Securities	12,897,080	—	—	12,897,080
Equinox Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	3,093,096	27,404	—	3,120,500
Swap Contracts	—	—	4,249,370	4,249,370
U.S. Treasury Securities	6,128,920	—	—	6,128,920
Equinox Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	14,724,358	8,614	—	14,732,972
Open Trade Equity (Deficit)	1,196,480	—	—	1,196,480
Swap Contracts	—	—	18,009,494	18,009,494
U.S. Treasury Securities	46,800,362	—	—	46,800,362
Equinox Frontier Select Fund
Investment in Unconsolidated Trading Companies	177,880	—	3,801,775	3,979,655
Open Trade Equity (Deficit)	1,363,715	—	—	1,363,715
U.S. Treasury Securities	2,414,623	—	—	2,414,623
Equinox Frontier Winton Fund
Investment in Unconsolidated Trading Companies	315,331	—	—	315,331
Open Trade Equity (Deficit)	2,653,675	—	—	2,653,675
U.S. Treasury Securities	26,380,619	—	—	26,380,619
Equinox Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	1,386,197	(45,453)	—	1,340,744
Swap Contracts	—	—	8,232,841	8,232,841
U.S. Treasury Securities	5,834,721	—	—	5,834,721

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Equinox Frontier Diversified Fund
Investments in Unconsolidated Trading Companies	$6,631,887	$(37,508)	$—	$6,594,379
Open Trade Equity (Deficit)	3,171,968	43,238	—	3,215,206
Options Purchased	—	288,413	—	288,413
Options Written	—	(253,018)	—	(253,018)
Swap Contracts	—	—	6,570,408	6,570,408
U.S. Treasury Securities	31,051,659	—	—	31,051,659
Equinox Frontier Masters Fund
Investments in Unconsolidated Trading Companies	7,942,166	(40,188)	—	7,901,978
U.S. Treasury Securities	16,217,173	—	—	16,217,173
Equinox Frontier Long/Short Commodity Fund
Investments in Unconsolidated Trading Companies	3,789,466	25,388	—	3,814,854
Swap Contracts	—	—	3,633,060	3,633,060
U.S. Treasury Securities	8,191,519	—	—	8,191,519
Equinox Frontier Balanced Fund
Open Trade Equity (Deficit)	3,717,291	(419,742)	—	3,297,549
Investments in Unconsolidated Trading Companies	18,354,685	(10,758)	—	18,343,927
Swap Contracts	—	—	18,246,954	18,246,954
U.S. Treasury Securities	41,625,860	—	—	41,625,860
Equinox Frontier Select Fund
Investments in Unconsolidated Trading Companies	4,591,569	(28,926)	3,539,498	8,102,141
U.S. Treasury Securities	6,476,939	—	—	6,476,939
Equinox Frontier Winton Fund
Investments in Unconsolidated Trading Companies	7,656,170	(176,512)	—	7,479,658
U.S. Treasury Securities	29,593,974		—	29,593,974
Equinox Frontier Heritage Fund
Investments in Unconsolidated Trading Companies	1,576,952	(33,566)	—	1,543,386
Swap Contracts	—	—	7,540,465	7,540,465
U.S. Treasury Securities	6,796,392	—		6,796,392

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the nine months ended September 30, 2015 and year ended December 31, 2014, all identified Level 3 assets are components of the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund.

For the Nine Months Ended September 30, 2015

Swaps:

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund
Balance of recurring Level 3 assets as of January 1, 2015	$6,570,408	$3,633,060	$18,246,954
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-unrealized	1,576,384	(383,690)	(237,460)
Purchases of investments	—	1,000,000	—
Sales of investments	—	—	—
Change in ownership allocation of total return swaps	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of September 30, 2015	$8,146,792	$4,249,370	$18,009,494

Equinox Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2015	$7,540,465
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	692,376
Purchases of investments	—
Sales of investments	—
Change in ownership allocation of total return swaps	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of September 30, 2015	$8,232,841

Investments in Unconsolidated Trading Companies:

Equinox Frontier Select Fund
Balance of recurring Level 3 assets as of January 1, 2015	$3,539,498
Change in fair value of investments in unconsolidated trading companies	262,277
Proceeds from sales of investments of unconsolidated trading companies	—
Purchases of investments of unconsolidated trading companies	—
Change in ownership allocation	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of September 30, 2015	$3,801,775

For the Year Ended December 31, 2014

Swaps:

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund
Balance of recurring Level 3 assets as of January 1, 2014	$3,437,632	$2,456,546	$10,122,003
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	3,132,776	1,176,514	8,124,951
Purchases of investments	—	—	—
Sales of investments	—	—
Change in ownership allocation of total return swaps	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2014	$6,570,408	$3,633,060	$18,246,954

Equinox Frontier Heritage Fund
Balance of recurring Level 3 assets as of January 1, 2014	$5,435,184
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	2,105,281
Purchases of investments	—
Sales of investments	—
Change in ownership allocation of total return swaps	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2014	$7,540,465

Investments in Unconsolidated Trading Companies:

Equinox Frontier Select Fund
Balance of recurring Level 3 assets as of January 1, 2014	$2,415,637
Change in fair value of investments in unconsolidated trading companies	1,123,861
Proceeds from sales of investments of unconsolidated trading companies	—
Purchases of investments of unconsolidated trading companies	—
Change in ownership allocation	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2014	$3,539,498

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine months ended September 30, 2015 and year ended December 31, 2014, the Trust did not transfer any assets between Levels 1, 2 or 3.

The amounts reflected in the change in ownership allocation result from changes in ownership in the underlying Trading Companies at the Series level, which have resulted in changes in consolidation or de-consolidation by the Series. The ownership in the Trading Companies is accounted for under the equity method, which approximates fair value.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at September 30, 2015.

	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund	Equinox Frontier Heritage Fund
Swaps	$1,576,383	$(383,690)	$(237,460)	$692,376

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of September 30, 2015 and December 31, 2014, approximately 6.1% and 7.0%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps and is recorded as cash and cash equivalents on the Statements of Financial Condition of the Trust.

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

The Series had invested in the following Swaps as of and for the nine months ended September 30, 2015:

	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$27,149,349	$17,500,000	$3,377,692	$13,663,283
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$9,600,000	$3,400,000	$3,880,000	$5,993,000
Swap Value	$8,409,494	$4,746,792	$369,370	$2,239,841
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Change in Unrealized Gain/(Loss)	($237,460)	$1,576,382	($383,690)	$692,376

Fair Value as of 9/30/2015	$18,009,494	$8,146,792	$4,249,370	$8,232,841

The Series have invested in the following Swaps as of and for the year ended December 31, 2014:

	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Heritage Fund
	Total Return Swap	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$67,610,098	$35,500,000	$13,590,513	$17,663,283
Termination Date	8/2/2018	8/2/2018	8/7/2018	3/26/2018
Cash Collateral	$9,600,000	$3,400,000	$2,880,000	$5,993,000
Swap Value	$8,646,954	$3,170,408	$753,060	$1,547,465
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Change in Unrealized Gain/(Loss)	$8,120,996	$3,132,777	$1,176,514	$2,105,281

Fair Value as of 12/31/2014	$18,246,955	$6,570,409	$3,633,060	$7,540,466

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015		As of December 31, 2014
	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value
Series
Equinox Frontier Diversified Fund —
Frontier Trading Companies I, II, VII, XXXIII, XXXVIII	24.99%	$14,144,664	9.11%	$6,594,379
Equinox Frontier Masters Fund —
Frontier Trading Companies I, VII, XV, VII and XXXVIII	38.31%	$8,898,009	30.74%	$7,901,978
Equinox Frontier Long/Short Commodity Fund —
Frontier Trading Company I, VII and XXXVIII	22.08%	$3,120,500	22.96%	$3,814,854
Equinox Frontier Balanced Fund —
Frontier Trading Companies I, II, VII, XV, and XXXVIII	15.73%	$14,732,972	16.92%	$18,343,927
Equinox Frontier Select Fund —
Frontier Trading Companies XV, XXXIX and XXXVIII	19.43%	$3,979,655	53.06%	$8,102,141
Equinox Frontier Winton Fund —
Frontier Trading Company II and XXXVIII	0.75%	$315,311	18.68%	$7,479,658
Equinox Frontier Heritage Fund —
Frontier Trading Companies II and XXXVIII	8.36%	$1,340,744	9.32%	$1,543,386

The following tables summarize each of the Series; equity in earnings from unconsolidated Trading Companies for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Equinox Frontier Diversified Fund
Frontier Trading Company I LLC	$(78,515)	$(220,511)	$(338,672)	$(637,698)	$(77,165)	$2,064,671	$313,955	$2,301,461
Frontier Trading Company II LLC	(3,387)	9,334	402,656	408,603	—	—	—	—
Frontier Trading Company VII, LLC	(75,686)	1,085,897	(1,498,186)	(487,975)	—	(841,020)	24,571	(816,449)
Frontier Trading Company XIV, LLC	—	—	—	—	(75,438)	831,185	(522,722)	233,025
Frontier Trading Company XV, LLC	—	—	—	—	(7,559)	175,911	77,675	246,027
Frontier Trading Company XXIII, LLC	(20,756)	(234,424)	360,320	105,140	(14,139)	536,312	(237,308)	284,865
Frontier Trading Company XXXVIII, LLC	(7,408)	(1,049,003)	187,977	(868,434)	(10,805)	1,506,182	421,596	1,916,973

Total	$(185,752)	$(408,707)	$(885,905)	$(1,480,364)	$(185,106)	$4,273,241	$77,767	$4,165,902

Equinox Frontier Masters Fund
Frontier Trading Company I LLC	$(4,901)	$(21,609)	$449,957	$423,447	$(6,769)	$561,435	$353,566	$908,232
Frontier Trading Company II LLC	(2,298)	11,918	242,567	$252,187	(3,169)	304,028	(123,993)	176,866
Frontier Trading Company XIV, LLC	28,979	(148,053)	801,924	682,850	(62,524)	688,864	(433,176)	193,164
Frontier Trading Company XV, LLC	43,323	(2,343,896)	1,731,594	(568,979)	(25,631)	355,855	436,277	766,501
Frontier Trading Company VII, LLC	(131,329)	3,279,001	(2,840,507)	307,165	—	—	—	—
Frontier Trading Company XXXVIII, LLC	(3,184)	(451,930)	88,864	(366,250)	(4,893)	229,712	201,241	426,060

Total	$(69,410)	$325,431	$474,399	$730,420	$(102,986)	$2,139,894	$433,915	$2,470,823

Equinox Frontier Long/Short Commodity Fund
Frontier Trading Company I LLC	$(963)	$34,635	$47,108	$80,780	$—	$—	$—	$—
Frontier Trading Companies VII, LLC	(50,635)	35,765	(1,017,519)	(1,032,389)	(90,599)	3,535,545	(308,854)	3,136,092
Frontier Trading Companies XVIII, LLC	—	—	—	—	(4,016)	188,184	204,268	388,436
Frontier Trading Company XXXVIII, LLC	(1,577)	(234,308)	55,899	(179,986)	—	—	—	—

Total	$(53,175)	$(163,908)	$(914,512)	$(1,131,595)	$(94,615)	$3,723,729	$(104,586)	$3,524,528

Equinox Frontier Balanced Fund
Frontier Trading Company I LLC	$(118,520)	$1,560,943	$824,704	$2,267,127	$(65,685)	$1,397,918	$113,481	$1,445,714
Frontier Trading Company II LLC	(4,454)	6,644	560,644	562,834	(5,526)	529,926	(215,316)	309,084
Frontier Trading Company VII, LLC	(84,201)	1,195,982	(1,643,819)	(532,038)	(19,578)	137,102	201,186	318,710
Frontier Trading Company XIV, LLC	—	—	—	—	(88,814)	933,958	(952,064)	(106,920)
Frontier Trading Company XV, LLC	(4)	18,900	(18,900)	(4)	—	—	—	—
Frontier Trading Company XVIII, LLC	—	—	—	—	(17,299)	855,349	730,516	1,568,566
Frontier Trading Company XXXVIII, LLC	(11,649)	(1,691,751)	340,551	(1,362,849)	—	—	—	—

Total	$(218,828)	$1,090,718	$63,180	$935,070	$(196,902)	$3,854,253	$(122,197)	$3,535,154

Equinox Frontier Select Fund
Frontier Trading Company XV, LLC	$—	$—	$—	$—	$(33,732)	$459,981	$572,640	$998,889
Frontier Trading Company XXXVIII, LLC	(603)	(85,196)	17,765	(68,034)	(2,304)	120,391	85,525	203,612
Frontier Trading Company XXXIX, LLC	—	—	197,541	197,541	—	—	385,694	385,694

Total	$(603)	$(85,196)	$215,306	$129,507	$(36,036)	$580,372	$1,043,859	$1,588,195

Equinox Frontier Winton Fund
Frontier Trading Company II LLC	$(2,057)	$(222,263)	$1,501,901	$1,277,581	$(14,106)	$1,352,944	$(551,808)	$787,030
Frontier Trading Company XXXVIII ,LLC	(6,643)	(964,311)	206,039	$(764,915)	(9,079)	482,453	345,533	818,907

Total	$(8,700)	$(1,186,574)	$1,707,940	$512,666	$(23,185)	$1,835,397	$(206,275)	$1,605,937

Equinox Frontier Heritage Fund
Frontier Trading Company II LLC	$(2,498)	$12,952	$263,699	$274,153	$(3,154)	$302,460	$(123,396)	$175,910
Frontier Trading Company XXXVIII, LLC	(1,471)	(212,891)	45,556	(168,806)	(2,218)	110,045	86,941	194,768

Total	$(3,969)	$(199,939)	$309,255	$105,347	$(5,372)	$412,505	$(36,455)	$370,678

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Equinox Frontier Diversified Fund
Frontier Trading Company I LLC	$(78,515)	$(220,511)	$(338,672)	$(637,698)	$(225,425)	$4,159,776	$735,741	$4,670,092
Frontier Trading Company II LLC	(11,716)	656,803	(145,372)	499,715	(8,992)	1,132,028	(293,721)	829,315
Frontier Trading Company VII, LLC	(244,009)	1,812,082	(910,823)	657,250	(248,337)	(2,121,684)	400,248	(1,969,773)
Frontier Trading Company XIV, LLC	—	—	—	—	(176,563)	452,399	(194,219)	81,617
Frontier Trading Company XV, LLC	—	—	—	—	(35,322)	348,502	(719,332)	(406,152)
Frontier Trading Company XXIII, LLC	(58,457)	486,662	29,546	457,751	(38,289)	1,609,401	(49,650)	1,521,462
Frontier Trading Company XXXVIII, LLC	(24,898)	(96,032)	(275,586)	(396,516)	(34,978)	612,178	(253,460)	323,740

Total	$(417,595)	$2,639,004	$(1,640,907)	$580,502	$(767,906)	$6,192,600	$(374,393)	$5,050,301

Equinox Frontier Masters Fund
Frontier Trading Company I LLC	$(15,436)	$1,159,085	$(608,890)	$534,759	$(21,419)	$645,920	$1,011,560	$1,636,061
Frontier Trading Company II LLC	(7,240)	343,769	(92,667)	243,862	(9,974)	1,145,909	(374,223)	761,712
Frontier Trading Company XIV, LLC	—	—	—	—	(157,662)	254,946	(220,014)	(122,730)
Frontier Trading Company XV, LLC	(43,193)	292,090	(216,913)	31,984	(79,178)	1,161,768	(439,313)	643,277
Frontier Trading Company VII, LLC	(131,329)	3,279,001	(2,840,510)	307,162	—	—	—	—
Frontier Trading Company XXXVIII, LLC	(10,575)	(118,266)	(76,636)	(205,477)	(18,046)	(267,632)	(170,905)	(456,583)

Total	$(207,773)	$4,955,679	$(3,835,616)	$912,290	$(286,279)	$2,940,911	$(192,895)	$2,461,737

Equinox Frontier Long/Short Commodity Fund
Frontier Trading Company I LLC	$(963)	$34,635	$47,108	$80,780	$—	$—	$—	$—
Frontier Trading Companies VII, LLC	(199,038)	1,342,402	(891,605)	251,759	(174,791)	3,043,135	(105,805)	2,762,539
Frontier Trading Company XXXVIII, LLC	(6,410)	41,749	(77,254)	(41,915)	(13,033)	(150,551)	(86,787)	(250,371)

Total	$(206,411)	$1,418,786	$(921,751)	$290,624	$(187,824)	$2,892,584	$(192,592)	$2,512,168

Equinox Frontier Balanced Fund
Frontier Trading Company I LLC	$(292,176)	$4,585,527	$853,523	$5,146,874	$(86,875)	$1,357,779	$1,003,695	$2,274,599
Frontier Trading Company II LLC	(15,442)	755,710	(159,769)	580,499	(17,651)	2,044,453	(763,095)	1,263,707
Frontier Trading Company VII, LLC	(273,280)	1,842,624	(929,479)	639,865	(326,306)	(838,548)	(267,307)	(1,432,161)
Frontier Trading Company XIV, LLC	—	—	—	—	(75,543)	(1,180,680)	610,861	(645,362)
Frontier Trading Company XV, LLC	(128)	(198,125)	198,418	165	(63,893)	(162,081)	(379,890)	(605,864)
Frontier Trading Company XXXVIII, LLC	(38,659)	(336,022)	(389,439)	(764,120)	(59,785)	(729,107)	(413,770)	(1,202,662)
Frontier Trading Company XXXIX, LLC	—	—	—	—	—	—	(1,538)	(1,538)

Total	$(619,685)	$6,649,714	$(426,746)	$5,603,283	$(630,053)	$491,816	$(211,044)	$(349,281)

Equinox Frontier Select Fund
Frontier Trading Company XV, LLC	$—	$(195)	$2,173	$1,978	$(94,658)	$1,279,032	$89,125	$1,273,499
Frontier Trading Company XXXVIII, LLC	(2,400)	(20,889)	1,477	(21,812)	(8,538)	(106,932)	(77,639)	(193,109)
Frontier Trading Company XXXIX, LLC	—	—	325,077	325,077	(1,556)	—	180,860	179,304

Total	$(2,400)	$(21,084)	$328,727	$305,243	$(104,752)	$1,172,100	$192,346	$1,259,694

Equinox Frontier Winton Fund
Frontier Trading Company II LLC	$(30,241)	$1,667,629	$(315,582)	$1,321,806	$(41,713)	$5,017,076	$(1,469,085)	$3,506,278
Frontier Trading Company XXXVIII ,LLC	(22,128)	(216,210)	(188,813)	(427,151)	(28,405)	(188,215)	(122,904)	(339,524)

Total	$(52,369)	$1,451,419	$(504,395)	$894,655	$(70,118)	$4,828,861	$(1,591,989)	$3,166,754

Equinox Frontier Heritage Fund
Frontier Trading Company II LLC	$(7,685)	$393,849	$(67,233)	$318,931	$(9,336)	$1,122,748	$(328,982)	$784,430
Frontier Trading Company XXXVIII, LLC	(4,959)	(45,529)	(40,751)	(91,239)	(7,662)	(89,231)	(62,702)	(159,595)

Total	$(12,644)	$348,320	$(107,984)	$227,692	$(16,998)	$1,033,517	$(391,684)	$624,835

The statements of financial condition as of September 30, 2015 and December 31, 2014 and the Condensed Statement of Income for the three and nine months ended September 30, 2015 and 2014 for the unconsolidated Trading Companies are as follows:

Statements of Financial Condition - September 30, 2015	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XXXVIII LLC
Receivable from commission merchants	$12,119,225	$9,958,867	$7,338,709	$2,392,214
Open trade equity/(deficit)	6,850,246	2,653,675	(270,542)	322,038
Interest receivable/(payable)	(2,630)	(134)	(12)	(26)

Total assets	$18,966,841	$12,612,408	$7,068,155	$2,714,227

Members’ equity	$18,966,841	$12,612,408	$7,068,155	$2,714,227

Statements of Financial Condition - December 31, 2014	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XXXVIII LLC
Receivable from commission merchants	$22,731,129	$10,851,261	$6,694,318	$2,944,692
Open trade equity/(deficit)	3,250,601	3,473,284	3,545,991	1,369,042
Interest receivable/(payable)	(2,027)	421	(170)	(52)

Total assets	$25,979,702	$14,324,966	$10,240,139	$4,313,682

Members’ equity	$25,979,702	$14,324,966	$10,240,139	$4,313,682

Condensed Statement of Income - For the Three Months Ended September 30, 2015	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XXXVIII LLC
Interest income	$85,698	$(2,034)	$627	$944
Net realized gain/(loss) on investments, less commissions	(8,312,138)	(3,939,535)	(2,887,537)	(2,218,456)
Change in open trade equity/(deficit)	2,286,800	4,967,962	(2,252,530)	(1,511,455)

Net income/(loss)	$(5,939,640)	$1,026,393	$(5,139,440)	$(3,728,967)

Condensed Statement of Income - For the Three Months Ended September 30, 2014	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XV LLC	Frontier Trading Company XXXVIII LLC
Interest income	$4,768	$(1,779)	$520	$(11)	$299
Net realized gain/(loss) on investments, less commissions	(3,871,073)	(2,894,702)	(5,132,095)	(898,453)	(2,487,366)
Change in open trade equity/(deficit)	(784,337)	1,200,574	2,083,107	(1,308,660)	(2,071,467)

Net income/(loss)	$(4,650,642)	$(1,695,907)	$(3,048,468)	$(2,207,124)	$(4,558,534)

Condensed Statement of Income - For the Three Months Ended September 30, 2014	Frontier Trading Company XIV LLC	Frontier Trading Company XXXIX LLC
Interest income	$(6,289)	$—
Net realized gain/(loss) on investments, less commissions	(12,615,137)	(3,500)
Change in open trade equity/(deficit)	5,229,959	(554,809)

Net income/(loss)	$(7,391,467)	$(558,309)

Condensed Statement of Income - For the Nine Months Ended September 30, 2015	Frontier Trading Company I LLC	Frontier Trading Company VII LLC	Frontier Trading Company XXXVIII LLC
Interest income	$96,038	$627	$973
Net realized gain/(loss) on investments, less commissions	(8,770,608)	(8,641,411)	(2,487,150)
Change in open trade equity/(deficit)	(559,775)	5,573,767	788,713

Net income/(loss)	$(9,234,345)	$(3,067,018)	$(1,697,464)

Condensed Statement of Income - For the Nine Months Ended September 30, 2014	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company VII LLC	Frontier Trading Company XXXVIII LLC
Interest income	$17,288	$(4,299)	$1,377	$2,215
Net realized gain/(loss) on investments, less commissions	(8,088,411)	(10,804,286)	322,277	2,043,776
Change in open trade equity/(deficit)	(1,096,824)	3,414,408	753,749	1,192,319

Net income/(loss)	$(9,167,947)	$(7,394,177)	$1,077,403	$3,238,310

Condensed Statement of Income - For the Nine Months Ended September 30, 2014	Frontier Trading Company XIV LLC	Frontier Trading Company XXXIX LLC
Interest income	$(11,934)	$—
Net realized gain/(loss) on investments, less commissions	(31,744,045)	(3,500)
Change in open trade equity/(deficit)	441,921	(1,490,149)

Net income/(loss)	$(31,314,058)	$(1,493,649)

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

The following table summarizes fees earned by the Managing Owner for the three months and nine months ended September 30, 2015 and 2014:

Three Months Ended September 30, 2015	Incentive Fee	Management Fee	Service Fee	Trading Fee
Equinox Frontier Diversified Fund	$225,279	$247,879	$97,034	$338,055
Equinox Frontier Masters Fund	—	173,088	52,129	141,248
Equinox Frontier Long/Short Commodity Fund	14,316	135,721	25,703	58,174
Equinox Frontier Balanced Fund	104,130	254,315	510,140	179,140
Equinox Frontier Select Fund	—	76,094	95,067	26,464
Equinox Frontier Winton Fund	—	289,752	184,196	69,319
Equinox Frontier Heritage Fund	—	67,180	69,701	23,325

Three Months Ended September 30, 2014	Incentive Fee	Management Fee	Service Fee	Trading Fee
Equinox Frontier Diversified Fund	$686,627	$258,715	$113,027	$305,002
Equinox Frontier Masters Fund	219,695	233,608	64,776	136,886
Equinox Frontier Long/Short Commodity Fund	94,518	176,097	31,049	65,769
Equinox Frontier Balanced Fund	373,778	265,015	479,441	164,674
Equinox Frontier Select Fund	150,674	143,102	94,517	26,340
Equinox Frontier Winton Fund	206,495	294,474	174,044	63,974
Equinox Frontier Heritage Fund	44,124	83,810	63,543	21,020

Nine Months Ended September 30, 2015	Incentive Fee	Management Fee	Service Fee	Trading Fee
Equinox Frontier Diversified Fund	$1,863,521	$737,187	$327,202	$1,059,953
Equinox Frontier Masters Fund	576,374	534,244	178,120	442,582
Equinox Frontier Long/Short Commodity Fund	293,682	389,994	87,232	192,252
Equinox Frontier Balanced Fund	1,600,604	781,287	1,629,022	568,628
Equinox Frontier Select Fund	158,971	234,372	303,935	84,811
Equinox Frontier Winton Fund	715,409	920,069	587,658	221,279
Equinox Frontier Heritage Fund	132,676	216,064	221,692	74,079

Nine Months Ended September 30, 2014	Incentive Fee	Management Fee	Service Fee	Trading Fee
Equinox Frontier Diversified Fund	$2,073,540	$806,344	$386,622	$954,809
Equinox Frontier Masters Fund	401,501	740,921	245,369	459,996
Equinox Frontier Long/Short Commodity Fund	94,518	685,777	99,917	211,770
Equinox Frontier Balanced Fund	1,827,118	819,552	1,521,144	519,831
Equinox Frontier Select Fund	177,351	421,826	297,904	82,892
Equinox Frontier Winton Fund	622,124	862,495	534,989	192,618
Equinox Frontier Heritage Fund	131,123	245,785	202,143	65,398

The following table summarizes fees payable to the Managing Owner as of September 30, 2015 and December 31, 2014.

As of September 30, 2015
	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees
Equinox Frontier Diversified Fund	$225,279	$84,533	$11,525	$19,817	$113,967
Equinox Frontier Masters Fund	—	55,706	5,466	14,991	46,349
Equinox Frontier Long/Short Commodity Fund	14,316	49,112	2,162	7,629	17,938
Equinox Frontier Balanced Fund	104,130	84,605	83,283	144,134	56,360
Equinox Frontier Select Fund	—	24,625	5,312	28,912	8,436
Equinox Frontier Winton Fund	—	93,487	50,749	43,684	21,718
Equinox Frontier Heritage Fund	—	21,674	11,260	18,749	7,376

As of December 31, 2014
	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees
Equinox Frontier Diversified Fund	$2,387,825	$86,486	$16,168	$34,905	$132,984
Equinox Frontier Masters Fund	722,043	64,497	6,898	17,260	55,912
Equinox Frontier Long/Short Commodity Fund	158,660	45,361	3,713	10,562	24,436
Equinox Frontier Balanced Fund	1,793,318	101,208	84,976	167,151	66,037
Equinox Frontier Select Fund	185,791	27,835	13,263	32,520	10,119
Equinox Frontier Winton Fund	1,178,364	114,823	63,722	52,753	26,690
Equinox Frontier Heritage Fund	239,327	27,944	14,543	20,964	8,676

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

For the nine months ended September 30, 2015, amounts paid or owed to the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $6,824 for the Equinox Frontier Balanced Fund, $648 for the Equinox Frontier Long/Short Commodity Fund, $876 for the Equinox Frontier Diversified Fund, $361 for the Equinox Frontier Select Fund, $990 for the Equinox Frontier Heritage Fund, $11,602 for the Equinox Frontier Winton Fund and $994 for the Equinox Frontier Masters Fund.

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

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three and nine months ended September 30, 2015 and 2014:

Three Months Ended
	9/30/2015	9/30/2014	9/30/2015	9/30/2014
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets
Equinox Frontier Diversified Fund Class 1	$47,478	$12,432	0.27%	0.07%
Equinox Frontier Diversified Fund Class 2	103,124	18,915	0.30%	0.07%
Equinox Frontier Diversified Fund Class 3	26,905	2,219	0.34%	0.06%
Equinox Frontier Masters Fund Class 1	30,886	8,047	0.29%	0.07%
Equinox Frontier Masters Fund Class 2	27,704	5,519	0.31%	0.07%
Equinox Frontier Masters Fund Class 3	20,012	2,000	0.38%	0.07%
Equinox Frontier Long/Short Commodity Fund Class 2	2,708	1,002	0.22%	0.08%
Equinox Frontier Long/Short Commodity Fund Class 3	16,758	5,647	0.22%	0.08%
Equinox Frontier Long/Short Commodity Fund Class 1a	12,113	4,527	0.22%	0.08%
Equinox Frontier Long/Short Commodity Fund Class 2a	3,611	1,346	0.23%	0.08%
Equinox Frontier Long/Short Commodity Fund Class 3a	2,093	408	0.27%	0.08%
Equinox Frontier Balanced Fund Class 1	193,959	194,396	0.27%	0.31%
Equinox Frontier Balanced Fund Class 1AP	2,092	1,554	0.01%	0.01%
Equinox Frontier Balanced Fund Class 2	67,482	62,990	0.27%	0.31%
Equinox Frontier Balanced Fund Class 2a	1,599	309	0.28%	0.06%
Equinox Frontier Balanced Fund Class 3a	7,310	1,302	0.27%	0.06%
Equinox Frontier Select Fund Class 1	13,463	32,917	0.10%	0.26%
Equinox Frontier Select Fund Class 1AP	51	120	0.00%	0.01%
Equinox Frontier Select Fund Class 2	1,476	3,642	0.10%	0.26%
Equinox Frontier Winton Fund Class 1	106,747	97,703	0.41%	0.42%
Equinox Frontier Winton Fund Class 1AP	163	293	0.00%	0.00%
Equinox Frontier Winton Fund Class 2	53,775	45,639	0.41%	0.42%
Equinox Frontier Heritage Fund Class 1	26,544	26,825	0.27%	0.32%
Equinox Frontier Heritage Fund Class 1AP	173	177	0.01%	0.01%
Equinox Frontier Heritage Fund Class 2	8,814	8,490	0.27%	0.32%

Total	$777,040	$538,419

Nine Months Ended
	9/30/2015	9/30/2014	9/30/2015	9/30/2014
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets
Equinox Frontier Diversified Fund Class 1	$34,336	$44,722	0.20%	0.24%
Equinox Frontier Diversified Fund Class 2	67,171	60,858	0.20%	0.21%
Equinox Frontier Diversified Fund Class 3	15,095	3,079	0.19%	0.09%
Equinox Frontier Masters Fund Class 1	21,959	34,021	0.20%	0.29%
Equinox Frontier Masters Fund Class 2	17,885	19,543	0.20%	0.24%
Equinox Frontier Masters Fund Class 3	10,832	3,677	0.20%	0.12%
Equinox Frontier Long/Short Commodity Fund Class 2	2,237	3,858	0.18%	0.29%
Equinox Frontier Long/Short Commodity Fund Class 3	13,363	17,673	0.18%	0.24%
Equinox Frontier Long/Short Commodity Fund Class 1a	10,050	14,727	0.18%	0.25%
Equinox Frontier Long/Short Commodity Fund Class 2a	2,985	4,891	0.19%	0.28%
Equinox Frontier Long/Short Commodity Fund Class 3a	1,368	995	0.18%	0.18%
Equinox Frontier Balanced Fund Class 1	564,041	674,385	0.78%	1.06%
Equinox Frontier Balanced Fund Class 1AP	6,719	1,554	0.03%	0.01%
Equinox Frontier Balanced Fund Class 2	213,004	219,618	0.86%	1.07%
Equinox Frontier Balanced Fund Class 2a	1,000	959	0.17%	0.19%
Equinox Frontier Balanced Fund Class 3a	4,580	4,241	0.17%	0.20%
Equinox Frontier Select Fund Class 1	54,786	122,796	0.40%	0.98%
Equinox Frontier Select Fund Class 1AP	200	120	0.00%	0.00%
Equinox Frontier Select Fund Class 2	6,178	13,734	0.41%	0.99%
Equinox Frontier Winton Fund Class 1	348,467	311,680	1.33%	1.36%
Equinox Frontier Winton Fund Class 1AP	516	293	0.02%	0.01%
Equinox Frontier Winton Fund Class 2	157,203	136,562	1.19%	1.27%
Equinox Frontier Heritage Fund Class 1	88,009	94,524	0.89%	1.13%
Equinox Frontier Heritage Fund Class 1AP	554	177	0.02%	0.01%
Equinox Frontier Heritage Fund Class 2	29,061	27,439	0.89%	1.03%

Total	$1,671,599	$1,816,126

The Managing Owner, under an amended contract, paid to The Bornhoft Group Corporation, an affiliate of the Trust, an annual payment of $1,100,000 for the first year of the contract and $600,000 for the second year of the contract, and $300,000 for the third and final year for investment and advisor services and 0.1% annually thereafter of the trading level with the Equinox Frontier Balanced Fund in lieu of a monthly service fee. The Managing Owner paid $139,848 and $221,095, respectively under this agreement for the three months ended September 30, 2015 and 2014, respectively. These amounts have no impact on the Series’ financial statements. This contract ended April 30, 2015.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $955,000 and $850,000, respectively, for the nine months ended September 30, 2015 and 2014, and $225,000 and $285,000 for the three months ended September 30, 2014, respectively. These amounts have no impact on the Series’ financial statements.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $623,715 and $849,510, respectively, for the nine months ended September 30, 2015 and 2014 and $0 and $268,448 for the nine months ended September 30, 2015 and 2014, respectively. These amounts have no impact on the Series’ financial statements.

Equinox Group Distributors LLC, an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

7. Financial Highlights

The following information presents the financial highlights of the Trust, with respect to the Series, for the three and nine months ended September 30, 2015 and 2014.

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, June 30, 2015	$115.55	$128.49	$118.70	$110.01	$122.32	$113.45	$148.16	$148.20	$107.17	$119.03	$119.64
Net operating results:
Interest income	0.30	0.33	0.31	0.30	0.34	0.31	0.28	0.28	0.20	0.23	0.23
Expenses	(2.46)	(1.89)	(1.75)	(2.16)	(1.69)	(1.57)	(1.97)	(1.97)	(1.96)	(1.58)	(1.59)
Net gain/(loss) on investments, net of non-controlling interests	3.61	3.75	3.53	5.16	5.57	5.25	(9.94)	(9.94)	(7.11)	(8.01)	(7.98)

Net income/(loss)	1.45	2.19	2.09	3.30	4.22	3.99	(11.63)	(11.63)	(8.87)	(9.36)	(9.34)

Net asset value, September 30, 2015	$117.00	$130.68	$120.79	$113.31	$126.54	$117.44	$136.53	$136.57	$98.30	$109.67	$110.30

Ratios to average net assets (3)
Net investment income/(loss)	-6.06%	-3.51%	-3.51%	-6.45%	-4.22%	-4.22%	-4.40%	-4.40%	-6.47%	-4.40%	-4.38%
Expenses before incentive fees (4)	6.66%	4.11%	4.11%	7.50%	5.28%	5.28%	5.08%	5.08%	7.16%	5.08%	5.06%
Expenses after incentive fees (4)	7.05%	4.51%	4.51%	7.50%	5.28%	5.28%	5.18%	5.18%	7.25%	5.18%	5.16%
Total return before incentive fees (2)	1.65%	2.10%	2.16%	3.00%	3.45%	3.52%	-7.76%	-7.75%	-8.18%	-7.77%	-7.71%
Total return after incentive fees (2)	1.25%	1.70%	1.76%	3.00%	3.45%	3.52%	-7.85%	-7.85%	-8.28%	-7.86%	-7.81%

	Equinox Frontier Balanced Fund						Equinox Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2015	$131.82	$135.49	$182.24	$156.36	$155.85		$87.31	$89.74	$119.09
Net operating results:
Interest income	0.01	0.01	0.01	0.01	0.01		0.00	0.00	0.00
Expenses	(1.75)	(0.77)	(1.04)	(0.89)	(0.89)		(1.45)	(0.72)	(0.96)
Net gain/(loss) on investments, net of non-controlling interests	(0.18)	(0.20)	(0.26)	0.14	0.14		7.30	7.46	9.90

Net income/(loss)	(1.92)	(0.96)	(1.29)	(0.74)	(0.74)		5.85	6.74	8.94

Net asset value, September 30, 2015	$129.90	$134.53	$180.95	$155.62	$155.11		$93.16	$96.48	$128.03

Ratios to average net assets (3)
Net investment income/(loss)	-4.90%	-1.90%	-1.90%	-1.90%	-1.90%		-6.24%	-3.02%	-3.02%
Expenses before incentive fees (4)	4.82%	1.82%	1.82%	1.82%	1.82%		6.24%	3.02%	3.02%
Expenses after incentive fees (4)	4.93%	1.93%	1.93%	1.93%	1.93%		6.24%	3.02%	3.02%
Total return before incentive fees (2)	-1.35%	-0.60%	-0.60%	-0.36%	-0.36%		6.70%	7.51%	7.51%
Total return after incentive fees (2)	-1.46%	-0.71%	-0.71%	-0.47%	-0.47%		6.70%	7.51%	7.51%

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2015	$165.85	$170.46	$216.43	$126.10	$129.61	$173.45
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(2.92)	(1.70)	(2.16)	(2.40)	(1.10)	(1.48)
Net gain/(loss) on investments, net of non-controlling interests	6.42	6.63	8.41	5.45	5.24	7.02

Net income/(loss)	3.50	4.93	6.25	3.05	4.14	5.54

Net asset value, September 30, 2015	$169.35	$175.39	$222.68	$129.15	$133.75	$178.99

Ratios to average net assets (3)
Net investment income/(loss)	-6.89%	-3.89%	-3.89%	-7.39%	-3.30%	-3.30%
Expenses before incentive fees (4)	6.89%	3.89%	3.89%	7.39%	3.30%	3.30%
Expenses after incentive fees (4)	6.89%	3.89%	3.89%	7.39%	3.30%	3.30%
Total return before incentive fees (2)	2.11%	2.89%	2.89%	2.42%	3.19%	3.19%
Total return after incentive fees (2)	2.11%	2.89%	2.89%	2.42%	3.19%	3.19%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

	Equinox Frontier Diversified Fund			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2014	$113.09	$124.67	$115.03	$116.61	$128.53	$119.06	$138.30	$138.34	$101.12	$111.35	$111.77
Net operating results:
Interest income	0.96	1.06	0.98	0.97	1.08	0.99	1.08	1.08	0.78	0.87	0.87
Expenses	(9.83)	(8.35)	(7.70)	(9.43)	(8.24)	(7.60)	(7.88)	(7.88)	(7.42)	(6.34)	(6.32)
Net gain/(loss) on investments, net of non-controlling interests	12.78	13.30	12.48	5.16	5.17	4.99	5.03	5.03	3.82	3.79	3.98

Net income/(loss)	3.91	6.01	5.76	(3.30)	(1.99)	(1.62)	(1.77)	(1.77)	(2.82)	(1.68)	(1.47)

Net asset value, September 30, 2015	$117.00	$130.68	$120.79	$113.31	$126.54	$117.44	$136.53	$136.57	$98.30	$109.67	$110.30

Ratios to average net assets (3)
Net investment income/(loss)	-8.63%	-6.13%	-6.13%	-8.69%	-6.48%	-6.48%	-5.44%	-5.44%	-7.52%	-5.44%	-5.41%
Expenses before incentive fees (4)	6.54%	4.04%	4.04%	7.46%	5.25%	5.25%	4.64%	4.64%	6.73%	4.64%	4.53%
Expenses after incentive fees (4)	9.68%	7.18%	7.18%	9.78%	7.56%	7.56%	6.40%	6.40%	8.48%	6.40%	6.37%
Total return before incentive fees (2)	6.59%	7.95%	8.14%	-0.51%	0.77%	0.96%	0.47%	0.47%	-1.04%	0.24%	0.52%
Total return after incentive fees (2)	3.46%	4.82%	5.01%	-2.83%	-1.55%	-1.36%	-1.28%	-1.28%	-2.79%	-1.51%	-1.32%

	Equinox Frontier Balanced Fund						Equinox Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2014	$131.54	$133.20	$179.16	$153.02	$152.52		$95.61	$96.82	$128.48
Net operating results:
Interest income	0.03	0.03	0.04	0.04	0.04		0.00	0.00	0.00
Expenses	(7.16)	(4.14)	(5.57)	(4.77)	(4.76)		(16.20)	(12.25)	(16.28)
Net gain/(loss) on investments, net of non-controlling interests	5.49	5.44	7.32	7.33	7.31		13.75	11.91	15.83

Net income/(loss)	(1.64)	1.33	1.79	2.60	2.59		(2.45)	(0.34)	(0.45)

Net asset value, September 30, 2015	$129.90	$134.53	$180.95	$155.62	$155.11		$93.16	$96.48	$128.03

Ratios to average net assets (3)
Net investment income/(loss)	-6.34%	-3.34%	-3.34%	-3.34%	-3.34%		-20.64%	-14.84%	-14.84%
Expenses before incentive fees (4)	4.79%	1.78%	1.78%	1.78%	1.78%		15.90%	10.10%	10.10%
Expenses after incentive fees (4)	6.37%	3.37%	3.37%	3.37%	3.37%		20.64%	14.84%	14.84%
Total return before incentive fees (2)	0.34%	2.58%	2.58%	3.28%	3.28%		2.17%	4.38%	4.38%
Total return after incentive fees (2)	-1.25%	1.00%	1.00%	1.70%	1.70%		-2.56%	-0.35%	-0.35%

	Equinox Frontier Winton Fund			Equinox Frontier Heritage Fund
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2014	$175.95	$178.18	$226.23	$130.28	$131.93	$176.56
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(9.48)	(6.90)	(8.77)	(7.39)	(4.44)	(5.95)
Net gain/(loss) on investments, net of non-controlling interests	2.88	4.11	5.22	6.26	6.26	8.38

Net income/(loss)	(6.60)	(2.79)	(3.55)	(1.13)	1.82	2.43

Net asset value, September 30, 2015	$169.35	$175.39	$222.68	$129.15	$133.75	$178.99

Ratios to average net assets (3)
Net investment income/(loss)	-6.53%	-4.47%	-4.47%	-6.95%	-3.95%	-3.95%
Expenses before incentive fees (4)	4.71%	2.65%	2.65%	5.95%	2.94%	2.94%
Expenses after incentive fees (4)	6.53%	4.47%	4.47%	6.95%	3.95%	3.95%
Total return before incentive fees (2)	-1.94%	0.25%	0.25%	0.14%	2.39%	2.38%
Total return after incentive fees (2)	-3.75%	-1.57%	-1.57%	-0.87%	1.38%	1.38%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.

	Equinox Frontier Diversified Fund (5)			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, June 30, 2014	$86.77	$94.81	$87.37	$92.97	$101.57	$93.97	$112.17	$112.20	$82.76	$90.32	$90.56
Net operating results:
Interest income	0.24	0.26	0.24	0.26	0.28	0.26	0.39	0.39	0.29	0.31	0.32
Expenses	(2.74)	(2.41)	(2.25)	(2.93)	(2.65)	(2.46)	(2.53)	(2.53)	(2.35)	(2.04)	(2.06)
Net gain/(loss) on investments, net of non-controlling interests	11.62	12.58	11.68	10.80	11.73	10.93	31.47	31.48	23.31	25.42	25.56

Net income/(loss)	9.12	10.43	9.67	8.12	9.36	8.73	29.33	29.34	21.24	23.70	23.82

Net asset value, September 30, 2014	$95.89	$105.24	$97.04	$101.09	$110.93	$102.70	$141.50	$141.54	$104.00	$114.02	$114.38

Ratios to average net assets (3)
Net investment income/(loss)	-7.08%	-4.69%	-4.69%	-8.48%	-6.31%	-6.31%	-5.00%	-5.00%	-7.08%	-5.00%	-4.95%
Expenses before incentive fees (4)	6.77%	4.39%	4.39%	8.60%	6.43%	6.43%	5.66%	5.66%	7.73%	5.66%	5.58%
Expenses after incentive fees (4)	8.12%	5.73%	4.39%	9.56%	7.39%	7.39%	6.21%	6.21%	8.29%	6.21%	6.16%
Total return before incentive fees (2)	11.86%	12.35%	11.07%	9.69%	10.18%	10.25%	26.70%	26.71%	26.22%	26.80%	26.88%
Total return after incentive fees (2)	10.51%	11.00%	11.07%	8.73%	9.21%	9.29%	26.15%	26.15%	25.66%	26.24%	26.30%
Incentive fee per share	1.21	1.33		0.90	0.99	0.92
Incentive Fee to ANA	1.35%	1.35%		0.96%	0.96%	0.96%

	Equinox Frontier Balanced Fund (6)						Equinox Frontier Select Fund (6)
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2014	$103.86	$102.62	$139.35	$118.48	$118.09		$78.23	$75.53	$103.56
Net operating results:
Interest income	0.01	0.01	0.01	0.01	0.01		0.00	0.00	0.00
Expenses	(1.80)	(0.99)	(1.33)	(1.13)	(1.13)		(2.41)	(1.79)	(2.41)
Net gain/(loss) on investments, net of non-controlling interests	12.18	13.20	16.42	14.28	14.24		9.50	12.01	12.64

Net income/(loss)	10.39	12.21	15.10	13.16	13.12		7.09	10.22	10.23

Net asset value, September 30, 2014	$114.25	$114.83	$154.45	$131.64	$131.21		$85.32	$85.75	$113.79

Ratios to average net assets (3)
Net investment income/(loss)	-5.36%	-2.35%	-2.35%	-2.35%	-2.35%		-8.91%	-5.90%	-5.90%
Expenses before incentive fees (4)	4.96%	1.95%	1.95%	1.95%	1.95%		7.83%	4.82%	4.82%
Expenses after incentive fees (4)	5.39%	2.38%	2.38%	2.38%	2.38%		8.91%	5.90%	5.90%
Total return before incentive fees (2)	10.43%	12.33%	11.26%	11.54%	11.54%		10.14%	14.61%	10.96%
Total return after incentive fees (2)	10.00%	11.90%	10.84%	11.11%	11.11%		9.06%	13.53%	9.88%

	Equinox Frontier Winton Fund (6)			Equinox Frontier Heritage Fund (6)
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2014	$145.07	$138.93	$183.72	$102.58	$98.80	$136.93
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(3.52)	(2.41)	(3.08)	(2.17)	(1.37)	(1.86)
Net gain/(loss) on investments, net of non-controlling interests	7.62	13.40	9.70	8.54	12.07	11.46

Net income/(loss)	4.10	10.99	6.62	6.37	10.70	9.60

Net asset value, September 30, 2014	$149.17	$149.92	$190.34	$108.95	$109.50	$146.53

Ratios to average net assets (3)
Net investment income/(loss)	-7.81%	-4.81%	-4.81%	-7.14%	-4.13%	-4.13%
Expenses before incentive fees (4)	7.20%	4.20%	4.20%	6.74%	3.74%	3.74%
Expenses after incentive fees (4)	7.81%	4.81%	4.81%	7.14%	4.13%	4.13%
Total return before incentive fees (2)	3.44%	8.52%	4.21%	6.61%	11.23%	7.41%
Total return after incentive fees (2)	2.83%	7.91%	3.60%	6.21%	10.83%	7.01%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(5)	Class 3 began operations on February 24, 2014.
(6)	Class 1AP began operations on July 31, 2014.

	Equinox Frontier Diversified Fund (5)			Equinox Frontier Masters Fund			Equinox Frontier Long/Short Commodity Fund
	Class 1	Class 2	Class 3	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2013	$87.10	$94.35	$84.21	$91.83	$99.46	$91.91	$125.26	$125.30	$92.73	$100.34	$100.47
Net operating results:
Interest income	0.68	0.75	0.72	0.79	0.86	0.82	1.10	1.09	0.81	0.88	0.89
Expenses	(7.51)	(6.58)	(6.31)	(6.96)	(6.04)	(5.73)	(6.45)	(6.43)	(6.12)	(5.16)	(5.23)
Net gain/(loss) on investments, net of non-controlling interests	15.62	16.72	18.42	15.43	16.65	15.70	21.59	21.58	16.58	17.96	18.25

Net income/(loss)	8.79	10.89	12.83	9.26	11.47	10.79	16.24	16.24	11.27	13.68	13.91

Net asset value, September 30, 2014	$95.89	$105.24	$97.04	$101.09	$110.93	$102.70	$141.50	$141.54	$104.00	$114.02	$114.38

Ratios to average net assets (3)
Net investment income/(loss)	-9.44%	-7.09%	-7.09%	-8.71%	-6.56%	-6.56%	-5.82%	-5.82%	-7.91%	-5.82%	-5.82%
Expenses before incentive fees (4)	6.69%	4.34%	4.34%	8.34%	6.19%	6.19%	6.52%	6.52%	8.61%	6.52%	6.52%
Expenses after incentive fees (4)	10.51%	8.17%	8.17%	9.89%	7.74%	7.74%	7.05%	7.05%	9.14%	7.05%	7.05%
Total return before incentive fees (2)	13.92%	15.37%	19.06%	11.63%	13.08%	13.29%	13.49%	13.49%	12.68%	14.16%	14.37%
Total return after incentive fees (2)	10.09%	11.54%	15.24%	10.08%	11.53%	11.74%	12.96%	12.96%	12.15%	13.63%	13.84%

	Equinox Frontier Balanced Fund (6)						Equinox Frontier Select Fund (6)
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a		Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2013	$106.29	$102.62	$140.49	$118.80	$118.41		$79.86	$75.53	$104.14
Net operating results:
Interest income	0.02	0.02	0.03	0.03	0.03		0.00	0.00	0.00
Expenses	(5.85)	(3.67)	(4.71)	(4.01)	(3.99)		(5.25)	(0.17)	(4.65)
Net gain/(loss) on investments, net of non-controlling interests	13.79	15.86	18.64	16.82	16.76		10.71	10.39	14.30

Net income/(loss)	7.96	12.21	13.96	12.84	12.80		5.46	10.22	9.65

Net asset value, September 30, 2014	$114.25	$114.83	$154.45	$131.64	$131.21		$85.32	$85.75	$113.79

Ratios to average net assets (3)
Net investment income/(loss)	-6.85%	-3.85%	-3.85%	-3.85%	-3.85%		-8.75%	-5.75%	-5.75%
Expenses before incentive fees (4)	4.92%	1.92%	1.92%	1.92%	1.92%		7.55%	4.55%	4.55%
Expenses after incentive fees (4)	6.88%	3.88%	3.88%	3.88%	3.88%		8.75%	5.75%	5.75%
Total return before incentive fees (2)	9.45%	13.86%	11.90%	12.77%	12.77%		8.03%	14.73%	10.46%
Total return after incentive fees (2)	7.49%	11.90%	9.94%	10.81%	10.81%		6.84%	13.53%	9.27%

	Equinox Frontier Winton Fund (6)			Equinox Frontier Heritage Fund (6)
	Class 1	Class 1AP	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2013	$139.59	$138.93	$174.17	$102.05	$98.80	$134.21
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(10.00)	(8.66)	(5.25)	(5.98)	(3.86)	(4.99)
Net gain/(loss) on investments, net of non-controlling interests	19.58	19.65	21.42	12.88	14.56	17.31

Net income/(loss)	9.58	10.99	16.17	6.90	10.70	12.32

Net asset value, September 30, 2014	$149.17	$149.92	$190.34	$108.95	$109.50	$146.53

Ratios to average net assets (3)
Net investment income/(loss)	-8.91%	-5.91%	-5.91%	-7.67%	-4.67%	-4.67%
Expenses before incentive fees (4)	7.10%	4.10%	4.10%	6.55%	3.55%	3.55%
Expenses after incentive fees (4)	8.91%	5.91%	5.91%	7.67%	4.67%	4.67%
Total return before incentive fees (2)	8.67%	9.72%	11.09%	7.88%	11.95%	10.30%
Total return after incentive fees (2)	6.86%	7.91%	9.28%	6.76%	10.83%	9.18%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Statements of Operations of the Series, see footnote 6.
(5)	Class 3 began operations on February 24, 2014.
(6)	Class 1AP began operations on July 31, 2014.

8.	Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of September 30, 2015 and December 31, 2014 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Three Months Ended September 30, 2015

Monthly average contracts:

	Bought	Sold
Equinox Frontier Balanced Fund	1,423	1,383
Equinox Frontier Diversified Fund	1,503	1,468
Equinox Frontier Select Fund	526	547

For the Three Months Ended September 30, 2014

Monthly average contracts:

	Bought	Sold
Equinox Frontier Long/Short Commodity Fund	—	—
Equinox Frontier Balanced Fund	1,944	1,998

For the Nine Months Ended September 30, 2015

Monthly average contracts:

	Bought	Sold
Equinox Frontier Balanced Fund	4,830	4,859
Equinox Frontier Diversified Fund	7,657	7,698
Equinox Frontier Select Fund	1,664	1,743

For the Nine Months Ended September 30, 2014

Monthly average contracts:

	Bought	Sold
Equinox Frontier Long/Short Commodity Fund	5,537	5,900
Equinox Frontier Balanced Fund	10,334	10,353
Equinox Frontier Diversified Fund	79	113

The following tables summarize the trading revenues for the three and nine months ended September 30, 2015 and 2014 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2015

Type of contract	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund	Equinox Frontier Select Fund	Equinox Frontier Winton Fund
Metals	$(189,899)	$335,381	$794,198	$1,299,179
Currencies	(1,237,529)	(218,070)	(235,072)	(217,128)
Energies	(206,830)	564,352	906,171	1,671,570
Agriculturals	(463,579)	(201,395)	(113,195)	76,395
Interest rates	2,099,847	(534,819)	60,711	258,686
Stock indices	(3,568,598)	(227,684)	(1,072,934)	(2,519,004)

Realized trading income/(loss)(1)	$(3,566,588)	$(282,235)	$339,879	$569,698

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2014

Type of contract	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Balanced Fund
Metals	$—	$165,590
Currencies	—	1,517,734
Energies	—	(218,021)
Agriculturals	—	1,186,853
Interest rates	—	2,543,096
Stock indices	—	(760,848)

Realized trading income/(loss)(1)	$—	$4,434,404

Realized Trading Revenue from Futures, Forwards and Options

for the Nine Months Ended September 30, 2015

Type of contract	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund	Equinox Frontier Select Fund	Equinox Frontier Winton Fund
Metals	$(563,749)	$(144,893)	$248,620	$(629,783)
Currencies	453,336	1,082,104	98,621	(1,925,681)
Energies	359,219	1,238,321	1,600,083	(333,304)
Agriculturals	(423,024)	(158,127)	(140,903)	11,338
Interest rates	4,182,009	4,163,141	1,113,698	2,553,584
Stock indices	(1,298,702)	1,938,388	(294,613)	250,540

Realized trading income/(loss)(1)	$2,709,089	$8,118,934	$2,625,506	$(73,306)

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2015

Type of contract	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund	Equinox Frontier Select Fund	Equinox Frontier Winton Fund
Metals	$93,155	$649,972	$(125,649)	$(629,783)
Currencies	46,529	873,813	93,893	(1,925,681)
Energies	182,622	550,970	579,493	(333,304)
Agriculturals	(36,457)	317,301	282,052	11,338
Interest rates	1,065,984	680,670	286,868	2,553,584
Stock indices	623,609	589,881	191,103	250,540

Change in unrealized trading income/(loss)(1)	$1,975,442	$3,662,607	$1,307,760	$(73,306)

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2015

Type of contract	Equinox Frontier Balanced Fund	Equinox Frontier Diversified Fund	Equinox Frontier Select Fund	Equinox Frontier Winton Fund
Metals	$100,867	$826,351	$419,385	$(629,783)
Currencies	10,867	(193,292)	67,629	(1,925,681)
Energies	(447,628)	147,793	(164,736)	(333,304)
Agriculturals	77,334	90,444	(155,464)	11,338
Interest rates	134,848	(924,670)	(290,025)	2,553,584
Stock indices	(314,602)	503,774	(175,773)	250,540

Change in unrealized trading income/(loss)(1)	$(438,314)	$450,400	$(298,984)	$(73,306)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of September 30, 2015 and December 31, 2014.

As of September 30, 2015

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$1,364,538	$(168,058)	$1,196,480
Swap Contracts	18,009,494	—	18,009,494

Equinox Frontier Diversified Fund
Swap Contracts	$8,146,792	$—	$8,146,792

Equinox Frontier Long/Short Commodity Fund
Swap Contracts	$4,249,370	$—	$4,249,370

Equinox Frontier Heritage Fund
Swap Contracts	$8,232,841	$—	$8,232,841

Equinox Frontier Select Fund
Open Trade Equity/(Deficit)	$1,363,714	$—	$—

Equinox Frontier Winton Fund
Open Trade Equity/(Deficit)	$3,323,644	$(669,968)	$—

As of December 31, 2014

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Equinox Frontier Balanced Fund
Open Trade Equity/(Deficit)	$4,281,391	$(983,842)	$3,297,549
Swap Contracts	18,246,954	—	18,246,954

Equinox Frontier Diversified Fund
Open Trade Equity/(Deficit)	$3,215,206	$—	$3,215,206
Options Purchased	288,413	—	288,413
Options Written	—	(253,018)	(253,018)
Swap Contracts	6,570,408	—	6,570,408

Equinox Frontier Long/Short Commodity Fund
Swap Contracts	$3,633,060	$—	$3,633,060

Equinox Frontier Heritage Fund
Swap Contracts	$7,540,465	$—	$7,540,465

9. Trading Activities and Related Risks

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act, as amended (the “Commodity Exchange Act”) requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

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

10. Indemnifications and Guarantees noted in Management Discussion and Analysis

The Trust has entered into agreements, which provide for the indemnification of futures clearing brokers, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or bad faith. The Trust has had no prior claims or payments pursuant to these agreements. The Trust’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. However, based on experience the Trust expects the risk of loss to be remote. Maximum exposure is unfulfilled obligations of the Series up to the amount of equity at risk with UBS Securities LLC of the referenced Series as allocated from the Trading Company. The Series have not recorded any liability for the guarantees in the accompanying financial statements as it expects any possibility of losses to be remote.

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

11. Subsequent Events

None.

Equinox Frontier Funds

Consolidated Statements of Financial Condition

September 30, 2015 (Unaudited) and December 31, 2014

	9/30/15	12/31/14
ASSETS
Cash and cash equivalents	$15,232,614	$18,977,844
U.S. Treasury securities, at fair value	131,445,313	139,953,516
Receivable from futures commission merchants	56,040,292	65,911,348
Open trade equity, at fair value	7,700,608	14,824,422
Options purchased, at fair value	1,739,320	9,075,883
Swap contracts, at fair value	38,638,497	35,990,887
Prepaid service fees	31,039	16,042
Interest receivable	751,101	2,151,018
Receivables from related parties	4,208	5,661
Other assets	9	500,010

Total Assets	$251,583,001	$287,406,631

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—	$—
Written options, at fair value	1,324,315	8,963,838
Pending owner additions	35,245	41,954
Owner redemptions payable	89,624	159,066
Incentive fees payable to Managing Owner	343,725	6,665,328
Management fees payable to Managing Owner	413,742	468,154
Interest payable to Managing Owner	172,427	203,086
Trading fees payable to Managing Owner	272,144	324,854
Service fees payable to Managing Owner	277,916	336,115
Payables to related parties	58,501	37,927
Other liabilities	—	—

Total Liabilities	2,987,639	17,200,322

CAPITAL
Managing Owner Units	5,856,182	5,672,261
Limited Owner Units	242,739,180	264,534,048

Total Capital	248,595,362	270,206,309

Total Liabilities and Capital	$251,583,001	$287,406,631

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Condensed Schedule of Investments

September 30, 2015 (Unaudited)

Description	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(1,437,902)	-0.58%
Various base metals futures contracts (U.S.)	(1,696)	0.00%
Various currency futures contracts (U.S.)	44,651	0.02%
Various energy futures contracts (Europe)	(11,755)	0.00%
Various energy futures contracts (U.S.)	(6,905,631)	-2.78%
Various interest rates futures contracts (Canada)	(90,228)	-0.04%
Various interest rates futures contracts (Europe)	1,990,586	0.80%
Various interest rates futures contracts (Far East)	315,684	0.13%
Various interest rates futures contracts (Oceanic)	253,887	0.10%
Various interest rates futures contracts (U.S.)	3,295,290	1.33%
Various precious metal futures contracts (U.S.)	(14,625)	-0.01%
Various soft futures contracts (Africa)	7,348	0.00%
Various soft futures contracts (Europe)	(34,704)	-0.01%
Various soft futures contracts (Oceanic)	473	0.00%
Various soft futures contracts (U.S.)	(1,058,543)	-0.43%
Various stock index futures contracts (Canada)	2,689	0.00%
Various stock index futures contracts (Europe)	(21,896)	-0.01%
Various stock index futures contracts (Far East)	(23,058)	-0.01%
Various stock index futures contracts (Oceanic)	1,438	0.00%
Various stock index futures contracts (U.S.)	(147,229)	-0.06%

Total Long Futures Contracts	$(3,835,221)	-1.54%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$2,010,514	0.81%
Various base metals futures contracts (U.S.)	(73,004)	-0.03%
Various currency futures contracts (Singapore)	(1,104)	0.00%
Various currency futures contracts (U.S.)	445,723	0.18%
Various energy futures contracts (Europe)	23,991	0.01%
Various energy futures contracts (Far East)	(22,379)	-0.01%
Various energy futures contracts (U.S.)	6,959,191	2.80%
Various interest rates futures contracts (Canada)	(1,455)	0.00%
Various interest rates futures contracts (Europe)	(82,266)	-0.03%
Various interest rates futures contracts (Far East)	(31,006)	-0.01%
Various interest rates futures contracts (Oceanic)	(52,794)	-0.02%
Various interest rates futures contracts (U.S.)	(90,750)	-0.04%
Various precious metal futures contracts (Far East)	10,836	0.00%
Various precious metal futures contracts (U.S.)	(28,750)	-0.01%
Various soft futures contract (Europe)	118,780	0.05%
Various soft futures contracts (Canada)	(14,094)	-0.01%
Various soft futures contracts (Europe)	(20,668)	-0.01%
Various soft futures contracts (Far East)	17,975	0.01%
Various soft futures contracts (U.S.)	2,374,636	0.96%
Various stock index futures contracts (Africa)	(14,694)	-0.01%
Various stock index futures contracts (Canada)	22,114	0.01%
Various stock index futures contracts (Europe)	153,747	0.06%
Various stock index futures contracts (Far East)	130,082	0.05%
Various stock index futures contracts (Mexico)	4,075	0.00%
Various stock index futures contracts (Oceanic)	68,697	0.03%
Various stock index futures contracts (U.S.)	664,758	0.27%

Total Short Futures Contracts	$12,572,155	5.06%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$(1,036,326)	-0.42%

Total Currency Forwards	$(1,036,326)	-0.42%

Total Open Trade Equity (Deficit)	$7,700,608	3.10%

OPTIONS PURCHASED *
Various energy futures contracts (U.S.)	$1,147,530	0.46%
Various soft futures contracts (U.S.)	115	0.00%
Various stock index futures contracts (U.S.)	591,675	0.24%

Total Options Purchased	$1,739,320	0.70%

OPTIONS WRITTEN *
Various energy futures contracts (U.S.)	$(872,439)	-0.35%
Various soft futures contracts (U.S.)	(204,240)	-0.08%
Various stock index futures contracts (U.S.)	(247,636)	-0.10%

Total Options Written	$(1,324,315)	-0.53%

SWAPS (1)
Frontier Brevan Howard swap (U.S.)	$8,232,841	3.31%
Frontier XXXIV Balanced select swap (U.S.)	18,009,494	7.24%
Frontier XXXV Diversified select swap (U.S.)	8,146,792	3.28%
Frontier XXXVII L/S select swap (U.S.)	4,249,370	1.71%

Total Swaps	$38,638,497	15.54%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value	Fair Value
$75,000,000 US Treasury Note 6.000% due 02/15/2026 (Cost $99,934,764)	$102,679,688	41.30%
$20,000,000 US Treasury Note 6.875% due 08/15/2025 (Cost $28,012,500)	28,765,625	11.57%

Total U.S. Treasury Securities	$131,445,313	52.88%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	See Notes to Financial Statements, Note 4.

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

Equinox Frontier Funds

Consolidated Statements of Operations

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
Investment income:
Interest - net	$811,474	$854,257

Total Income	811,474	854,257

Expenses:
Incentive Fees	5,341,237	5,327,960
Management Fees	3,813,217	4,583,154
Service Fees - Class 1	3,334,861	3,288,436
Trading Fees	2,643,574	2,487,782

Total Expenses	15,132,889	15,687,332

Investment income/(loss) - net	(14,321,415)	(14,833,075)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	21,904,731	25,829,555
Net change in open trade equity/(deficit)	(8,100,112)	(6,838,776)
Net realized gain/(loss) on swap contracts	—	—
Net unrealized gain/(loss) on swap contracts	1,647,610	7,163,651
Net realized gain/(loss) on U.S. Treasury securities	588,474	(429,638)
Net unrealized gain/(loss) on U.S. Treasury securities	183,524	10,095,484
Trading commissions	(2,125,634)	(2,851,464)

Net gain/(loss) on investments	14,098,593	32,968,812

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(222,822)	$18,135,737

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statements of Operations

For the Three Months Ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
Investment income:
Interest - net	$241,843	$254,705

Total Income	241,843	254,705

Expenses:
Incentive Fees	343,725	1,775,911
Management Fees	1,244,029	1,454,821
Service Fees - Class 1	1,033,970	1,020,397
Trading Fees	835,725	783,665

Total Expenses	3,457,449	5,034,794

Investment income/(loss) - net	(3,215,606)	(4,780,089)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(3,904,245)	20,316,456
Net change in open trade equity/(deficit)	5,395,224	(1,796,746)
Net realized gain/(loss) on swap contracts	—	—
Net unrealized gain/(loss) on swap contracts	418,234	8,889,336
Net realized gain/(loss) on U.S. Treasury securities	—	211,628
Net unrealized gain/(loss) on U.S. Treasury securities	3,324,586	611,190
Trading commissions	(699,287)	(950,412)

Net gain/(loss) on investments	4,534,512	27,281,452

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$1,318,906	$22,501,363

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statement of Changes in Owners’ Capital

For the Nine Months Ended September 30, 2015 (Unaudited)

	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2014	$5,672,261	$264,534,048	$270,206,309
Sale of Units	—	15,399,279	15,399,279
Redemption of Units	—	(37,999,014)	(37,999,014)
Payment made by the Managing Owner	—	1,211,610	1,211,610
Net increase/(decrease) in Owners’ Capital resulting from operations	183,921	(406,743)	(222,822)

Owners’ Capital, September 30, 2015	$5,856,182	$242,739,180	$248,595,362

The consolidated Trust is not unitized as are the individual Series of the Trust

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	2015	2014
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(222,822)	$18,135,737
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	7,123,814	5,162,559
Net change in options purchased	7,336,563	(3,307,691)
Net change in options written	(7,639,523)	2,823,293
Net change in allocation of total return swaps	—	—
Net unrealized (gain)/loss on swap contracts	(1,647,609)	(7,163,651)
Net realized (gain)/loss on swap contracts	—	—
Net unrealized (gain)/loss on U.S. Treasury securities	(183,524)	(10,095,484)
Net realized (gain)/loss on U.S. Treasuries securities	(588,474)	429,638
(Purchases) sales of:
Sales of swap contracts	—	—
(Purchases) of swap contracts	(1,000,000)	—
Sales of U.S. Treasury securities	28,542,000	81,473,891
(Purchases) of U.S. Treasury securities	(21,196,875)	—
U.S. Treasury interest and premium paid/amortized	1,935,076	—
Increase and/or decrease in:
Receivable from futures commission merchants	9,871,056	(10,910,835)
Distributions from trading companies	—	—
Prepaid service fees	(14,997)	14,316
Interest receivable	1,399,917	1,940,015
Receivable from related parties	1,453	(98)
Other assets	500,000	(33,159)
Incentive fees payable to Managing Owner	(6,321,603)	364,077
Management fees payable to Managing Owner	(54,412)	(104,485)
Interest payable to Managing Owner	(30,659)	(98,289)
Trading fees payable to Managing Owner	(52,710)	(76,632)
Service fees payable to Managing Owner	(58,199)	(110,991)
Payables to related parties	20,574	21,076
Other liabilities	—	—

Net cash provided by (used in) operating activities	17,719,046	78,463,287

Cash Flows from Financing Activities:
Proceeds from sale of capital	15,399,279	12,440,305
Payment for redemption of capital	(37,999,014)	(88,258,232)
Payment made by the Managing Owner	1,211,610	—
Pending owner additions	(6,709)	(4,231)
Redemptions payable	(69,442)	(975,300)

Net cash provided by (used in) financing activities	(21,464,276)	(76,797,458)

Net increase (decrease) in cash and cash equivalents	(3,745,230)	1,665,829
Cash and cash equivalents, beginning of period	18,977,844	9,302,857

Cash and cash equivalents, end of period	$15,232,614	$10,968,686

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

As of September 30, 2015, the Trust, with respect to the Equinox Frontier Diversified Fund, Equinox Frontier Masters Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund and Equinox Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Equinox Frontier Balanced Fund and the Equinox Frontier Long/Short Commodity Fund separates Units into a maximum of six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of U.S. Treasury Securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the nine months ended September 30, 2015. The 2011 through 2014 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Recently Issued Accounting Pronouncements—In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820) — Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU No. 2015-07 removes the requirement to include investments in the fair value hierarchy for which the fair value is measured at NAV using the practical expedient under “Fair Value Measurements and Disclosures (Topic 820).” ASU No. 2015-07 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU No. 2015-07 is required to be applied retrospectively to all periods presented beginning in the year of adoption. Early adoption is permitted. Since ASU No. 2015-07 will only impact the firm’s disclosures, adoption will not affect the Trust’s financial condition, results of operations, or cash flows.

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

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value based upon daily reports from the counterparty. The Managing Owner values the investments based on the CTA’s estimated position information on a same-trading day basis. The Managing Owner reviews and approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts. The fair value is corroborated through the use of a third party pricing service (“pricing service”). The valuation of swap contracts requires significant estimates utilizing Level 3 Inputs corroborated by management through the use of the pricing service. The pricing service, utilizing proprietary model-intensive methodologies, selects and implements the pricing model appropriate for each swap valuation. The pricing service does not provide detail of the pricing model to management. The Managing Owner through the valuation committee charted by the Executive Committee of the Trust, engages, via inquiry and review of methodology documentation, with the service provider to gain an understanding of the valuation model selected; the components of the model, both observable and unobservable; and quality control testing procedures in place. The valuation committee meets on a monthly basis and as needed to discuss any updates or changes in the valuation process, reporting to the Executive Committee. The pricing service’s methodology includes performance of tolerance testing on its valuation models to ensure consistency and reasonableness of the values derived. The tolerance testing includes valuing the components of the product separately, i.e. underlying asset, volatility, financing rates, and so forth. The tolerance testing is part of the initial valuation setup and throughout the ongoing daily valuation process. The pricing service also has several layers of quality control including: engineering / reverse engineering process to understand each swap and its subcomponent parts fully; comparative analysis against other valuations performed with similar composition and characteristics; review of output valuation against expectations based on observable price movements of underlying futures; and lastly, periodic review by a senior financial engineer to ensure that the design and function of model is stable and perform as expected.

The Managing Owner has chartered a valuation committee to provide oversight of the valuation process for the Series. The valuation committee meets at least monthly to discuss the valuation process and any valuation issues that may arise. The valuation committee is comprised of senior members of the Managing Owner’s management team with varying areas of expertise that add value to the committee. The valuation committee reports to both the Managing Owner’s Management Committee and the Trust’s Executive Committee. The valuation committee further remains in communication with the Managing Owner’s Due Diligence Committee that provides ongoing counterparty risk monitoring of the swap counterparties. The valuation committee’s designee monitors daily pricing valuation provided by the swap counterparty and daily valuation provided by the third party pricing service to ensure the change in fair value is reasonable and valuations are in accordance with current regulations and best practices. The valuation committee may request a price challenge if the daily valuation provided by the counterparty differs significantly from the valuation obtained by the pricing service. The Managing Owner’s valuation committee monitors some additional input factors such as liquidity, volatility, and counterparty risk in order to further review the valuations provide by the pricing service.

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$8,736,934	$(1,036,326)	$—	$7,700,608
Swap Contracts	—	—	38,638,497	38,638,497
U.S. Treasury Securities	131,445,313	—	—	131,445,313
Purchased Options	1,739,320	—	—	1,739,320
Written Options	—	(1,324,315)	—	(1,324,315)

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$15,756,796	$(932,374)	$—	$14,824,422
Swap Contracts	—	—	35,990,887	35,990,887
U.S. Treasury Securities	139,953,516	—	—	139,953,516
Purchased Options	—	9,075,883	—	9,075,883
Written Options	—	(8,963,838)	—	(8,963,838)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net realized and net unrealized gain/(loss) on swap contracts” on the statements of operations.

For the Nine Months Ended September 30, 2015
Balance of recurring Level 3 assets as of January 1, 2015	$35,990,887
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	1,647,610
Purchases of investments	1,000,000
Sales of investments	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of September 30, 2015	$38,638,497

For the Year Ended December 31, 2014
Balance of recurring Level 3 assets as of January 1, 2014	$21,455,529
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	14,535,358
Purchases of investments	—
Sales of investments	—
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2014	$35,990,887

The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine months ended September 30, 2015 and the year ended December 31, 2014, the Trust did not transfer any assets between Levels 1, 2 and 3.

The total change in unrealized appreciation (depreciation) included in the statements of operations attributable to level 3 investments still held at September 30, 2015.

Swaps	$16,182,968

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of September 30, 2015 and December 31, 2014, approximately 15.6% or $38,638,497 and 12.5% or $35,990,887, respectively, of the Trust’s assets were invested with over-the-counter counterparties in order to initiate and maintain Swaps and is recorded as Swap Contracts, at fair value on the Statements of Financial Condition of the Trust. This cash held with the counterparty is not restricted.

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

The Trust had invested in the following swaps as of and for the nine months ended September 30, 2015:

	Brevan Howard Total Return Swap	XXXIV Balanced Select Swap Total Return Swap	XXXV Diversified Select Swap Total Return Swap	XXXVII L/S Select Swap Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$13,663,283	$27,149,349	$17,500,000	$3,377,692
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,993,000	$9,600,000	$3,400,000	$3,880,000
Swap Value	$2,239,841	$8,409,493	$4,746,792	$369,369
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Change in Unrealized Gain/(Loss)	$692,378	($237,461)	$1,576,384	($383,691)

Fair Value as of 9/30/2015	$8,232,841	$18,009,493	$8,146,792	$4,249,369

The Trust had invested in the following swaps as of and for the year ended December 31, 2014:

	Brevan Howard Total Return Swap	XXXIV Balanced Select Swap Total Return Swap	XXXV Diversified Select Swap Total Return Swap	XXXVII L/S Select Swap Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$17,663,283	$67,610,098	$35,500,000	$13,590,513
Termination Date	3/26/2018	8/2/2018	8/2/2018	8/7/2018
Cash Collateral	$5,993,000	$9,600,000	$3,400,000	$2,880,000
Swap Value	$1,547,465	$8,646,954	$3,170,408	$753,060
Investee Returns	Total Returns	Total Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$0	$0	$0	$0

Unrealized Gain/(Loss)	$2,105,282	$8,120,784	$3,132,777	$1,176,515

Fair Value as of 12/31/2014	$7,540,465	$18,246,954	$6,570,408	$3,633,060

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

As of September 30, 2015, the Trust has a payable to the Managing Owner in the amounts of $343,725, $413,742, $172,427, $272,144 and $277,916 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2014, the Trust has a payable to the Managing Owner in the amounts of $6,665,328, $468,154, $203,086, $324,854, and $336,115 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the three months ended September 30, 2015, the Trust paid the Managing Owner $343,725, $1,244,029, $1,033,970 and $835,725 for incentive fees, management fees, service fees, and trading fees, respectively.

For the three months ended September 30, 2014, the Trust paid the Managing Owner $1,775,911, $1,454,821, $1,020,397 and $783,665 for incentive fees, management fees, service fees, and trading fees, respectively.

For the nine months ended September 30, 2015, the Trust paid the Managing Owner $5,341,237, $3,813,217, $3,334,861 and $2,643,574 for incentive fees, management fees, service fees, and trading fees, respectively.

For the nine months ended September 30, 2014, the Trust paid the Managing Owner $5,327,960, $4,583,154, $3,288,436, and $2,487,782 for incentive fees, management fees, service fees, and trading fees, respectively.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the nine months ended September 30, 2015 and 2014 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $22,295 and ($18,753) respectively.

Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund and Equinox Frontier Heritage Fund. For the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund, and Equinox Frontier Balanced Fund (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. During the three months ended September 30, 2015 and 2014, the Trust paid $777,040 and $529,929, respectively, and $1,671,599 and $1,816,126 for the nine months ended September 30, 2015 and 2014, respectively of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

The Managing Owner, under an amended contract, paid to The Bornhoft Group Corporation, an affiliate of the Trust, an annual payment of $1,100,000 for the first year of the contract and $600,000 for the second year of the contract, and $300,000 for the third and final year for investment and advisor services and 0.1% annually thereafter of the trading level with the Equinox Frontier Balanced Fund in lieu of a monthly service fee. The Managing Owner paid $139,848 and $221,095, respectively under this agreement for the three months ended September 30, 2015 and 2014, respectively. These amounts have no impact on the Series’ financial statements. This contract ended April 30, 2015.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $955,000 and $850,000, respectively, for the nine months ended September 30, 2015 and 2014, and $225,000 and $285,000 for the three months ended September 30, 2014, respectively. These amounts have no impact on the Series’ financial statements.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $623,715 and $849,510, respectively, for the nine months ended September 30, 2015 and 2014 and $0 and $268,448 for the nine months ended September 30, 2015 and 2014, respectively. These amounts have no impact on the Series’ financial statements.

Equinox Group Distributors LLC, an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

6. Financial Highlights

The following information presents the financial highlights of the Trust for the three and nine months ended September 30, 2015 and 2014. This data has been derived from the information presented in the consolidated financial statements.

Three months ended

	2015	2014
Ratios to average net assets (1)
Net investment gain/(loss) (1)	-4.69%	-5.67%
Expenses before incentive fees (3)	4.93%	-5.35%
Expenses after incentive fees (3)	5.07%	-6.09%

Total return before incentive fees (2)	0.66%	10.05%
Total return after incentive fees (2)	0.53%	9.32%

Nine months ended

	2015	2014
Ratios to average net assets (1)
Net investment gain/(loss) (1)	-6.54%	-6.94%
Expenses before incentive fees (3)	4.94%	-5.33%
Expenses after incentive fees (3)	6.95%	-7.38%

Total return before incentive fees (2)	1.27%	9.03%
Total return after incentive fees (2)	-0.08%	6.98%

(1)	Annualized with the exception of incentive fees.
(2)	Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

7. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of September 30, 2015 and December 31, 2014 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the three months ended September 30, 2015 and 2014, the monthly average of futures contracts bought was approximately 10,703 and 9,319, respectively and sold was approximately 10,586 and 9,124, respectively.

For the nine months ended September 30, 2015 and 2014, the monthly average of futures contracts bought was approximately 31,858 and 28,999, respectively and sold was approximately 31,865 and 28,961, respectively.

The following tables summarize the trading revenues for the three and nine months ended September 30, 2015 and 2014 by contract type:

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2015

Type of contract
Metals	$(165,881)
Currencies	(644,008)
Energies	(3,278,490)
Agriculturals	426,232
Interest rates	5,601,833
Stock indices	3,455,538

Change in unrealized trading income/(loss)(1)	$5,395,224

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2015

Type of contract
Metals	$725,357
Currencies	(2,649,965)
Energies	(7,965,479)
Agriculturals	864,292
Interest rates	1,206,417
Stock indices	(280,735)

Change in unrealized trading income/(loss)(1)	$(8,100,113)

(1)	Amounts recorded in the Consolidate Statement of Operations under net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2015

Type of contract
Metals	$2,479,348
Currencies	(1,895,930)
Energies	6,449,121
Agriculturals	(527,759)
Interest rates	(127,865)
Stock indices	(10,281,160)

Realized trading income/(loss)(1)	$(3,904,245)

Realized Trading Revenue from Futures, Forwards and Options

for the Nine Months Ended September 30, 2015

Type of contract
Metals	$(1,050,465)
Currencies	2,238,262
Energies	11,201,093
Agriculturals	(609,537)
Interest rates	8,022,959
Stock indices	2,102,419

Realized trading income/(loss)(1)	$21,904,731

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidated statements of financial condition as of September 30, 2015 and December 31, 2014:

Offsetting of Derivative Assets and Liabilities

As of September 30, 2015

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Open Trade Equity/(Deficit)	$9,471,444	$(1,770,836)	$7,700,608
Options Purchased	1,739,320	—	1,739,320
Options Written	—	(1,324,315)	(1,324,315)
Swap Contracts	38,638,497	—	38,638,497

Offsetting of Derivative Assets and Liabilities

As of December 31, 2014

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Open Trade Equity/(Deficit)	$17,120,111	$(2,295,689)	$14,824,422
Options Purchased	9,075,883	—	9,075,883
Options Written	—	(8,963,838)	(8,963,838)
Swap Contracts	35,990,887	—	35,990,887

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

9. Indemnifications and Guarantees

The Trust has entered into agreements, which provide for the indemnification of futures clearing brokers, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or bad faith. The Trust has had no prior claims or payments pursuant to these agreements. The Trust’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. However, based on experience the Trust expects the risk of loss to be remote. Maximum exposure is unfulfilled obligations of the Trust up to the amount of equity at risk with UBS Securities LLC. The Trust has not recorded any liability for the guarantees in the accompanying financial statements as it expects any possibility of losses to be remote.

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

Introduction

The following discussion and analysis contains forward-looking statements about the Managing Owner’s expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in “Risk Factors.” See also the “Special Note About Forward-Looking Statements” set forth at the beginning of this report.

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

The trading system of each of the major commodity trading advisors used by the Trading Companies is as follows:

Major Commodity Trading Advisor	Trading System Style
Abraham Trading Company	Systematic
BH-DG Systematic Trading LLP	Systematic
Brandywine Asset Management	Discretionary
Campbell & Company, Inc.	Systematic
Cantab Capital Partners LLP	Systematic
Chesapeake Capital Corporation	Systematic
Commodity Strategies AG	Systematic
Crabel Capital Management, LLC	Systematic
Emil Van Essen, LLC	Discretionary
Fort, L.P.	Systematic
H2O Asset Management	Systematic
J E Moody & Company	Systematic
Quantica Capital AG	Systematic
Quantitative Investment Management, LLC	Systematic
QuantMetrics Capital Management LLP	Systematic
Quest Partners LLC	Systematic
Red Oak Commodity Advisors, Inc.	Discretionary
Rosetta Capital Management, LLC	Discretionary
Skyline Management, Inc.	Discretionary
Systematic Alpha	Systematic
Tiverton Trading	Discretionary
Transtrend B.V.	Systematic
Winton Capital Management Ltd.	Systematic

As of September 30, 2015, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

Advisor	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Masters Fund	Equinox Frontier Balanced Fund	Equinox Frontier Select Fund	Equinox Frontier Winton Fund	Equinox Frontier Heritage Fund
Abraham Trading Company	—	—	—	—	—	—	—
Brandywine Asset Management	—	—	—	4%	—	—	—
BH-DG Systematic Trading LLP	2%	—	—	—	38%	—	45%
Campbell &Company Inc.	—	—	—	5%	—	—	—
Cantab Capital Partners LLP	—	—	—	10%	—	—	—
Chesapeake Capital Corporation	11%	15%	28%	—	—	—	—
Commodity Strategies AG	—	—	—	—	—	—	—
Crabel Capital Management, LLC	4%	—	—	4%	—	—	—
Emil Van Essen, LLC	7%	18%	18%	5%	—	—	—
Fort, L.P.	10%	—	—	13%	—	—	—
H2O Asset Management	8%	—	—	10%	—	—	—
J E Moody & Company	—	14%	—	—	—	—	—
Quantica Capital AG	—	—	—	2%	—	—	—
Quantitative Investment Management, LLC	15%	—	—	16%	—	—	—
QuantMetrics Capital Management LLP	16%	—	—	13%	—	—	—
Quest Partners LLC	14%	—	—	—	—	—	—
Red Oak Commodity Advisors, Inc.	—	26%	—	—	—	—	—
Rosetta Capital Management, LLC	—	21%	—	—	—	—	—
Skyline Management, Inc.	—	—	—	—	—	—	—
Systematic Alpha	—	—	—	—	—	—	—
Tarpon Trading LLC	—	—	—	—	—	—	—
Tiverton Trading	—	—	—	—	—	—	—
Transtrend B.V.	—	—	27%	—	62%	—	—
Winton Capital Management Ltd.	8%	—	27%	8%	—	100%	55%

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At September 30, 2015, cash deposited at the clearing brokers was $56,040,292 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (Class 1 and Class 2 only), Equinox Frontier Winton Fund, Equinox Frontier Select Fund, and Equinox Frontier Heritage Fund. For the Equinox Frontier Balanced Fund (Class 1a and Class 2a only), and the Equinox Frontier Long/Short Commodity Fund, 20% of the total interest allocated to each Series is paid to the Managing Owner. The amounts reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of September 30, 2015, total cash and cash equivalents held at banking institutions were $3,591,176 for the Equinox Frontier Diversified Fund, $710,253 for the Equinox Frontier Long/Short Commodity Fund, $1,494,586 for the Equinox Frontier Masters Fund, $5,423,487 for the Equinox Frontier Balanced Fund, $279,820 for the Equinox Frontier Select Fund, $3,057,132 for the Equinox Frontier Winton Fund, and $676,160 for the Equinox Frontier Heritage Fund.

As a commodity pool, the Registrant has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Registrant has not been forced to liquidate positions to fund redemptions. During the nine months ended September 30, 2015, the Registrant was able to pay all redemptions.

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

Results of Operations

Series Returns and Other Information

The returns for each Series and Class of Units for the three and nine months ended September 30, 2015 and 2014, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during three and nine months ended September 30, 2015 and 2014. The performance of each Series was impacted over the course of the periods by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For certain of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014.

Equinox Frontier Diversified Fund

The Equinox Frontier Diversified Fund—Class 1 NAV gained 1.25% and gained 10.51%, respectively, for the three months ended September 30, 2015 and 2014, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 2 NAV gained 1.70% and gained 11.00%, respectively for the three months ended September 30, 2015 and 2014, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 3 NAV gained 1.76% and gained 11.07%, respectively for the three months ended September 30, 2015 and 2014, net of fees and expenses.

For the three months ended September 30, 2015, the Equinox Frontier Diversified Fund recorded net loss on investments of $3,137,315, net investment income of $142,006, and total expenses of $908,247 resulting in a net increase in Owners’ capital from operations of $885,542, after non-controlling interests of $1,485,532. For the three months ended September 30, 2014, the Equinox Frontier Diversified Fund recorded net gain on investments of $6,490,602, net investment income of $134,263, and total expenses of $1,363,371, resulting in a net increase in Owners’ capital from operations of $5,261,494.

Please see additional discussion under “Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014—Equinox Frontier Diversified Fund.”

Equinox Frontier Masters Fund

The Equinox Frontier Masters Fund—Class 1 NAV gained 3.00% and gained 8.73%, respectively, for the three months ended September 30, 2015 and 2014 net of fees and expenses; the Equinox Frontier Masters Fund—Class 2 NAV gained 3.45% and gained 9.21%, respectively, for the three months ended September 30, 2015 and 2014, net of fees and expenses; the Equinox Frontier Masters Fund—Class 3 NAV gained 3.52% and gained 9.29%, respectively, for the three months ended September 30, 2015 and 2014, net of fees and expenses.

For the three months ended September 30, 2015, the Equinox Frontier Masters Fund recorded net gain on investments of $1,049,605, net investment income of $62,881, and total expenses of $366,465, resulting in a net increase in Owners’ capital from operations of $746,021. For the three months ended September 30, 2014, the Equinox Frontier Masters Fund recorded net gain on investments of $2,557,909, net investment income of $62,263, and total expenses of $654,965, resulting in a net increase in Owners’ capital from operations of $1,965,207.

Please see additional discussion under “Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014—Equinox Frontier Masters Fund.”

Equinox Frontier Long/Short Commodity Fund

The Equinox Frontier Long/Short Commodity Fund—Class 2 NAV lost 7.85% and gained 26.15%, respectively, for the three months ended September 30, 2015 and 2014, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund—Class 3 NAV lost 7.85% and gained 26.15%, respectively, for the three months ended September 30, 2015 and 2014, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund—Class 1a NAV lost 8.28% and gained 25.66%, respectively, for the three months ended September 30, 2015 and 2014, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund—Class 2a NAV lost 7.86% and gained 26.24%, for the three months ended September 30, 2015 and 2014, respectively, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund Class 3a NAV lost 7.81% and gained 26.30%, respectively, for the three months ended September 30, 2015 and 2014, net of fees and expenses.

For the three months ended September 30, 2015, the Equinox Frontier Long/Short Commodity Fund recorded net loss on investments of $1,047,364, net investment income of $29,827, and total expenses of $233,914, resulting in a net decrease in Owners’ capital from operations of $1,251,451. For the three months ended September 30, 2014, the Equinox Frontier Long/Short Commodity Fund recorded net gain on investments of $4,217,572, net investment income of $51,721, and total expenses of $367,433, resulting in a net increase in Owners’ capital from operations of $3,901,860.

Please see additional discussion under “Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014—Equinox Frontier Long/Short Commodity Fund.”

Equinox Frontier Balanced Fund

The Equinox Frontier Balanced Fund—Class 1 NAV lost 1.46% and gained 10.00%, respectively, for the three months ended September 30, 2015 and 2014, net of fees and expenses; the Equinox Frontier Balanced Fund—Class 1AP NAV lost -0.71% and gained 11.89%, respectively, for the three months ended September 30, 2015 and 2014, net of fees and expenses; the Equinox Frontier Balanced Fund—Class 2 NAV lost -0.71% and gained 10.84%, respectively, for the three months ended September 30, 2015 and 2014, net of fees and expenses; the Equinox Frontier Balanced Fund—Class 2a NAV lost -0.47% and gained 11.11%, respectively, for the three months ended September 30, 2015 and 2014, net of fees and expenses; the Equinox Frontier Balanced Fund—Class 3a NAV lost -0.47% and gained 11.11%, respectively, for the three months ended September 30, 2015 and 2014, net of fees and expenses.

For the three months ended September 30, 2015, the Equinox Frontier Balanced Fund recorded net loss on investments of $16,101, net investment income of $7,127, and total expenses of $1,047,725, resulting in a net decrease in Owners’ capital from operations of $1,161,838, after non-controlling interests of $105,139. For the three months ended September 30, 2014, the Equinox Frontier Balanced Fund recorded net gain on investments of $10,465,597, net investment income of $6,458, and total expenses of $1,282,908, resulting in a net increase in Owners’ capital from operations of $8,478,094, after non-controlling interests of $711,053.

Please see additional discussion under “Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014—Equinox Frontier Balanced Fund.”

Equinox Frontier Select Fund

The Equinox Frontier Select Fund—Class 1 NAV gained 6.70% and gained 9.06%, respectively, for the three months ended September 30, 2015 and 2014, net of fees and expenses; the Equinox Frontier Select Fund—Class 1AP NAV gained 7.51% and gained 13.53%, respectively, for the three months ended September 30, 2015 and 2014, net of fees and expenses; the Equinox Frontier Select Fund—Class 2 NAV gained 7.51% and gained 9.88% respectively for the three months ended September 30, 2015 and 2014, net of fees and expenses.

For the three months ended September 30, 2015, the Equinox Frontier Select Fund recorded net gain on investments of $1,808,306, net investment income of $0, and total expenses of $197,625, resulting in a net increase in Owners’ capital from operations of $895,851, after non-controlling interests of $714,830. For the three months ended September 30, 2014, the Equinox Frontier Select Fund recorded net gain on investments of $1,619,376, net investment income of $0, and total expenses of $414,633, resulting in a net increase in Owners’ capital from operations of $1,204,743.

Please see additional discussion under “Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014—Equinox Frontier Select Fund.”

Equinox Frontier Winton Fund

The Equinox Frontier Winton Fund—Class 1 NAV gained 2.11% and gained 2.83%, respectively, for the three months ended September 30, 2015 and 2014, net of fees and expenses; the Equinox Frontier Winton Fund—Class 1AP NAV gained 2.89% and gained 7.91%, respectively, for the three months ended September 30, 2015 and 2014, net of fees and expenses; the Equinox Frontier Winton Fund—Class 2 NAV gained 2.89% and gained 3.60%, respectively, for the three months ended September 30, 2015 and 2014, net of fees and expenses.

For the three months ended September 30, 2015, the Equinox Frontier Winton Fund recorded net gain on investments of $1,646,828, net investment income of $1, and total expenses of $543,267, resulting in a net increase in Owners’ capital from operations of $885,063, after non-controlling interests of $218,499. For the three months ended September 30, 2014, the Equinox Frontier Winton Fund recorded net gain on investments of $1,751,104, net investment income of $0, and total expenses of $738,987, resulting in a net increase in Owners’ capital from operations of $1,012,414.

Please see additional discussion under “Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30,
2014—Equinox Frontier Winton Fund.”

Equinox Frontier Heritage Fund

The Equinox Frontier Heritage Fund—Class 1 NAV gained 2.42% and gained 6.21%, respectively, for the three months ended September 30, 2015 and 2014 net of fees and expenses; the Equinox Frontier Heritage Fund—Class 1AP NAV gained 3.19% and gained 10.83%, respectively, for the three months ended September 30, 2015 and 2014 net of fees and expenses; the Equinox Frontier Heritage Fund—Class 2 NAV gained 3.19% and gained 7.01%, respectively for the three months ended September 30, 2015 and 2014, net of fees and expenses.

For the three months ended September 30, 2015, the Equinox Frontier Heritage Fund recorded net gain on investments of $677,482, net investment income of $1, and total expenses of $160,206, resulting in a net increase in Owners’ capital from operations of $319,718, after non-controlling interests of $197,559. For the three months ended September 30, 2014, the Equinox Frontier Heritage Fund recorded net gain on investments of $1,275,742, net investment income of $0, and total expenses of $212,497, resulting in a net increase in Owners’ capital from operations of $677,551, after non-controlling interests of $385,694.

Please see additional discussion under “Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30,
2014—Equinox Frontier Heritage Fund.”

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014.

Equinox Frontier Diversified Fund

2015

The Equinox Frontier Diversified Fund—Class 1 NAV gained 3.46% for the nine months ended September 30, 2015, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 2 NAV gained 4.82% for the nine months ended September 30, 2015, net of fees and expenses; The Equinox Frontier Diversified Fund—Class 3 NAV gained 5.01% for the nine months ended September 30, 2015.

For the nine months ended September 30, 2015, the Equinox Frontier Diversified Fund recorded net gain on investments of $11,095,288, net investment income of $466,407, and total expenses of $3,987,863 resulting in a net increase in Owners’ capital from operations of $3,097,245, after non-controlling interests of $4,476,587. The NAV per Unit, Class 1, increased from $113.09 at December 31, 2014 to $117.00 as of September 30, 2015. The NAV per Unit, Class 2, increased from $124.67 at December 31, 2014 to $130.68 as of September 30, 2015. The NAV per Unit, Class 3 increased from $115.03 at December 31, 2014 to $120.79 as of September 30, 2015. Total Class 1 subscriptions and redemptions for the period were $1,565,148 and $8,115,334, respectively. Total Class 2 subscriptions and redemptions for the period were $2,663,196 and $6,440,389, respectively. Total Class 3 subscriptions and redemptions for the period were $5,792,953 and $2,105,122, respectively. Ending capital at September 30, 2015 was $13,680,285 for Class 1, $33,522,064 for Class 2 and $9,407,306 for Class 3. Ending capital at December 31, 2014 was $19,195,036 for Class 1, $35,224,292 for Class 2 and $5,588,281 for Class 3.

The Equinox Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Two of the six sectors traded in the Equinox Frontier Diversified Fund were profitable in 3Q 2015. Currencies and Interest Rates were profitable while Metals, Energies, Agriculturals and Stock Indices finished negative for the quarter.

The Interest Rate and Currencies sectors are positive YTD while Metals, Agriculturals, Stock Indices and Energies are negative YTD.

In terms of major CTA performance Brevan Howard, Chesapeake, Doherty, Fort, H20, Quest, Winton and QIM finished positive for the quarter. Crabel, Emil Van Essen, and Quantmetrics, are negative for the quarter.

Brevan Howard, Chesapeake, Doherty, Emil Van Essen, Fort LP (GC), H20, QIM and Winton are positive YTD while Crabel, Quantmetrics and Quest are negative YTD.

2014

The Equinox Frontier Diversified Fund—Class 1 NAV gained 10.09% for the nine months ended September 30, 2014, net of fees and expenses; the Equinox Frontier Diversified Fund—Class 2 NAV gained 11.54% for the nine months ended September 30, 2014, net of fees and expenses. The Equinox Frontier Diversified Fund—Class 3 NAV gained 15.24% for the nine months ended September 30, 2014, net of fees and expenses. The inception date of the Equinox Frontier Diversified Fund Class 3 was February 24, 2014.

For the nine months ended September 30, 2014, the Equinox Frontier Diversified Fund recorded net gain on investments of $8,976,177, net investment income of $434,640, and total expenses of $4,221,315 resulting in a net increase in Owners’ capital from operations of $4,864,131, after non-controlling interests of $325,371. The NAV per Unit, Class 1, increased from $87.10 at

December 31, 2013 to $95.89 as of September 30, 2014. The NAV per Unit, Class 2, increased from $94.35 at December 31, 2013 to $105.24 as of September 30, 2014. The NAV per Unit, Class 3 was $97.04 as of September 30, 2014. Class 3 operations began February 25, 2014. Total Class 1 subscriptions and redemptions for the period were $581,038 and $12,755,925, respectively. Total Class 2 subscriptions and redemptions for the period were $357,647 and $7,801,018, respectively. Total Class 3 subscriptions and redemptions for the period were $4,950,802 and $545,958, respectively. Ending capital at September 30, 2014 was $18,014,062 for Class 1, $30,214,104 for Class 2 and $4,881,588 for Class 3. Ending capital at December 31, 2013 was $28,744,047 for Class 1 and $34,714,991 for Class 2.

The Equinox Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Five of the six sectors traded in the Equinox Frontier Diversified Fund were profitable in 3Q 2014. Interest Rates, Stock Indices, Metals, Agriculturals and Currencies were profitable while Energies finished negative for the quarter.

The Interest Rate, Stock Indices and Agricultural sectors were positive YTD while Currencies, Metals, and Energies are negative YTD.

In terms of major CTA performance Brevan Howard, Chesapeake, Crabel, Doherty, Emil Van Essen, Fort (GC), H20, Quantmetrics, Quest and Winton finished positive for the quarter. QIM finished negative for the quarter. In terms of YTD performance Chesapeake, Crabel, Doherty, Fort (GC), H2O, Quantmetrics, Quest and Winton were positive YTD while Brevan Howard, Emil Van Essen, and QIM were negative YTD.

Equinox Frontier Masters Fund

2015

The Equinox Frontier Masters Fund—Class 1 NAV lost 2.83% for the nine months ended September 30, 2015, net of fees and expenses; the Equinox Frontier Masters Fund—Class 2 NAV lost 1.55% for the nine months ended September 30, 2015, net of fees and expenses; the Equinox Frontier Masters Fund—Class 3 NAV lost 1.36% for the nine months ended September 30, 2015, net of fees and expenses.

For the nine months ended September 30, 2015, the Equinox Frontier Masters Fund recorded net gain on investments of $1,059,161, net investment income of $202,700, and total expenses of $1,731,320, resulting in a net decrease in Owners’ capital from operations of $469,459. The NAV per Unit, Class 1, decreased from $116.61 at December 31, 2014 to $113.31 as of September 30, 2015. The NAV per Unit, Class 2, decreased from $128.53 at December 31, 2014 to $126.54 as of September 30, 2015. The NAV per Unit,

Class 3, decreased from $119.06 at December 31, 2014 to $117.44 as of September 30, 2015. Total Class 1 subscriptions and redemptions for the period were $1,430,989 and $4,174,158, respectively. Total Class 2 subscriptions and redemptions for the period were $140,000 and $604,562, respectively. Total Class 3 subscriptions and redemptions for the period were $3,003,452 and $1,810,420, respectively. Ending capital at September 30, 2015 was $8,796,204 for Class 1, $8,287,682 for Class 2 and $6,139,810 for Class 3. Ending capital at December 31, 2014 was $11,850,911 for Class 1, $8,868,743 for Class 2 and $4,988,200 for Class 3.

The Equinox Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Five of the seven sectors traded in the Equinox Frontier Masters Fund were profitable in 3Q 2015. Metals, Energies, Agriculturals, Interest Rates and Hybrids were profitable while Currencies and Stock Indices finished negative for the quarter.

The Energies, Interest Rate and Hybrid sectors are positive YTD. Currencies, Metals, Agriculturals and Stock Indices are negative YTD.

In terms of major CTA performance Chesapeake, Transtrend and Winton finished positive for the quarter. Emil Van Essen finished negative for the quarter. In terms of YTD performance Chesapeake and Emil Van Essen are positive YTD while Transtrend and Winton are negative YTD.

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

Equinox Frontier Long/Short Commodity Fund

2015

The Equinox Frontier Long/Short Commodity Fund—Class 2 NAV lost 1.28% for the nine months ended September 30, 2015, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund—Class 3 NAV lost 1.28% for the nine months ended September 30, 2015, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund—Class 1a NAV lost 2.79%, for the nine months ended September 30, 2015, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund—Class 2a NAV lost 1.51%, for the nine months ended September 30, 2015, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund Class 3a NAV lost 1.32% for the nine months ended September 30, 2015, net of fees and expenses.

For the nine months ended September 30, 2015, the Equinox Frontier Long/Short Commodity Fund recorded net loss on investments of $137,227, net investment income of $120,018, and total expenses of $963,160, resulting in a net decrease in Owners’ capital from operations of $980,369. The NAV per Unit, Class 2, decreased from $138.30 at December 31, 2014 to $136.53 as of September 30, 2015. The NAV per Unit, Class 3, decreased from $138.34 at December 31, 2014 to $136.57 as of September 30, 2015. The NAV per Unit, Class 1a, decreased from $101.12 at December 31, 2014 to $98.30 as of September 30, 2015. The NAV per Unit, Class 2a, decreased from $111.35 at December 31, 2014 to $109.67 as of September 30, 2015. The NAV per Unit, Class 3a, decreased from $111.77 at December 31, 2014 to $110.30 as of September 30, 2015. Total Class 2 redemptions for the period were $206,430. Total Class 3 redemptions for the period were $950,138. Total Class 1a subscriptions and redemptions for the period were $52,800 and $1,241,984, respectively. Class 2a subscriptions and redemptions for the period were $5,000 and $336,333, respectively. Class 3a subscriptions and redemptions for the period were $375,475 and $110,137, respectively. Ending capital at September 30, 2015 was $1,047,351 for Class 2, $6,261,568 for Class 3, $4,551,061 for Class 1a, $1,374,479 for Class 2a and $897,506 for Class 3a. Ending capital at December 31, 2014 was $1,246,481 for Class 2, $7,233,099 for Class 3, $5,776,906 for Class 1a, $1,702,551 for Class 2a and $657,882 for Class 3a.

The Equinox Frontier Long/Short Commodity Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund were profitable in 3Q 2015. Base Metals, Precious Metals and Meats finished positive for the quarter while Energies, Grains, Softs and Financials finished negative for the quarter. Energies, Precious Metals and Softs are positive YTD while Base Metals, Grains, Meats, and Financials were negative YTD.

In terms of major CTA performance, one of the five major CTAs in the Equinox Frontier Long/Short Commodity Fund was profitable in 3Q 2015. Chesapeake was positive for the quarter. Abraham, Emil Van Essen, JE Moody, Red Oak and Rosetta were negative for the quarter. Emil Van Essen and Chesapeake are positive YTD, while Abraham, JE Moody, Red Oak and Rosetta are negative YTD.

2014

The Equinox Frontier Long/Short Commodity Fund—Class 2 NAV gained 12.96% for the nine months ended September 30, 2014, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund—Class 3 NAV gained 12.96% for the nine months ended September 30, 2014, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund—Class 1a NAV gained 12.15%, for the nine months ended September 30, 2014, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund—Class 2a NAV gained 13.63%, for the nine months ended September 30, 2014, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund Class 3a NAV gained 13.84% for the nine months ended September 30, 2014, net of fees and expenses.

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

Four of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund were profitable in 3Q 2014. Grains, Meat, Softs and Financials finished positive for the quarter while Base Metals, Energies, and Precious Metals finished negative for the quarter. Grains, Meats, Financials and Softs were positive YTD while Base Metals, Energies, and Precious Metals were negative YTD.

In terms of major CTA performance, all five major CTAs in the Equinox Frontier Long/Short Commodity Fund were profitable in 3Q 2014. Abraham, Emil Van Essen, Red Oak and Rosetta were positive for the quarter and were positive YTD while JE Moody finished positive for the quarter and was negative YTD.

Equinox Frontier Balanced Fund

2015

The Equinox Frontier Balanced Fund—Class 1 NAV lost 1.25% for the nine months ended September 30, 2015, net of fees and expenses; the Equinox Frontier Balanced Fund—Class 1AP NAV gained 1.00% for the nine months ended September 30, 2015, net of fees and expenses; the Equinox Frontier Balanced Fund—Class 2 NAV gained 1.00% for the nine months ended September 30, 2015, net of fees and expenses; the Equinox Frontier Balanced Fund—Class 2a NAV gained 1.70% for the nine months ended September 30, 2015, net of fees and expenses; the Equinox Frontier Balanced Fund—Class 3a NAV gained 1.70% for the nine months ended September 30, 2015, net of fees and expenses.

For the nine months ended September 30, 2015, the Equinox Frontier Balanced Fund recorded net gain on investments of $4,635,699, net investment income of $22,320, and total expenses of $4,579,541, resulting in a net loss in Owners’ capital from operations of $382,807, after non-controlling interests of $461,285. The NAV per Unit, Class 1, decreased from $131.54 at December 31, 2014 to $129.90 as of September 30, 2015. The NAV per Unit, Class 1AP, increased from $133.20 at December 31, 2014 to $134.53 as of September 30, 2015. The NAV per Unit, Class 2, increased from $179.16 at December 31, 2014 to $180.95 as of September 30, 2015. The NAV per Unit, Class 2a, increased from $153.02 at December 31, 2014 to $155.62 as of September 30, 2015. The NAV per Unit, Class 3a, increased from $152.52 at December 31, 2014 to $155.11 as of September 30, 2015. Total Class 1 subscriptions and redemptions for the period were $169,324 and $6,440,301, respectively. Total Class 1AP subscriptions and redemptions for the period were $1,457 and $39,001, respectively. Total Class 2 subscriptions and redemptions for the period were $14,514 and $703,450, respectively. Total Class 2a, redemptions for the period were $60,850. Total Class 3a redemptions for the period were $79,536. Ending capital at September 30, 2015 was $65,260,739 for Class 1, $719,770 for Class 1AP, $23,139,252 for Class 2, $550,673 for Class 2a, and $2,494,852 for Class 3a. Ending capital at December 31, 2014 was $72,098,275 for Class 1, $748,275 for Class 1AP, $23,550,697 for Class 2, $600,287 for Class 2a and $2,528,303 for Class 3a.

The Equinox Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Four of the six sectors traded in the Equinox Frontier Balanced Fund were profitable in 3Q 2015. Metals, Currencies, Energies and Interest Rates were profitable while Agriculturals, and Stock Indices finished negative for the quarter.

Currencies and Interest Rates were positive YTD while Metals, Energies, Agriculturals and Stock Indices were negative YTD.

In terms of major CTA performance, nine of the sixteen major CTAs in the Equinox Frontier Balanced Fund were profitable in 3Q 2015. Beach Horizon, Campbell , Doherty, Fort LP (GC), Fort LP (GD), H20 AM, QIM, Quest and Winton were positive for the quarter while Brandywine, , Cantab, Crabel, Quantica, Quantmetrics, and Systematic Alpha were negative for the quarter.

Beach Horizon, Doherty, Emil Van Essen, Fort LP (GC), Fort (GD), H20 AM, QIM, Quest and Winton are positive YTD, while Brandywine, Campbell, Cantab, Crabel, Quantica, Quantmetrics and Systematic Alpha are negative YTD.

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

Currencies, Agriculturals, Interest Rate sectors were positive YTD while Stock Indices, Metals, Currencies and Energies, were negative YTD.

In terms of major CTA performance, fourteen of the fifteen major CTAs in the Equinox Frontier Balanced Fund were profitable in Q3 2014. Beach Horizon, Campbell, Cantab, Crabel, Doherty, Emil Van Essen, Fort (GC), Fort (GD), H2O AM, QIM, Quantica, Quantmetrics, Tiverton and Winton were positive for the quarter. All except Emil Van Essen, QIM and Tiverton were positive YTD as well, while Systematic Alpha finished negative for the quarter and was negative YTD.

Equinox Frontier Select Fund

2015

The Equinox Frontier Select Fund—Class 1 NAV lost 2.56% for the nine months ended September 30, 2015, net of fees and expenses; the Equinox Frontier Select Fund—Class 1AP NAV lost 0.35% for the nine months ended September 30, 2015, net of fees and expenses; the Equinox Frontier Select Fund—Class 2 NAV lost 0.35% for the nine months ended September 30, 2015, net of fees and expenses.

For the nine months ended September 30, 2015, the Equinox Frontier Select Fund recorded net gain on investments of $478,418, net investment income of $0, and total expenses of $782,089, resulting in a net decrease in Owners’ capital from operations of $334,264, less non-controlling interests of $30,593. The NAV per Unit, Class 1, decreased from $95.61 at December 31, 2014 to $93.16 as of September 30, 2015. The NAV per Unit, Class 1AP, decreased from $96.82 at December 31, 2014 to $96.48 as of September 30, 2015. The NAV per Unit, Class 2, decreased from $128.48 at December 31, 2014 to $128.03 as of September 30, 2015. Total Class 1 subscriptions and redemptions for the period were $14,422 and $838,061, respectively. Total Class 1AP subscriptions and redemptions for the period were $930 and $0, respectively. Total Class 2 redemptions for the period were $180,343. Ending capital at September 30, 2015 was $12,507,560 for Class 1, $48,471 for Class 1AP and $1,376,131 for Class 2. Ending capital at December 31, 2014 was $13,663,563 for Class 1, $47,785 for Class 1AP and $1,558,130 for Class 2.

The Equinox Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Equinox Frontier Select Fund Class 1 Sector Attributions
Q3 2015 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Hybrids
Total
Q3 2015
YTD

Equinox Frontier Select Fund Class 1AP Sector Attributions
Q3 2015 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Hybrids
Total
Q3 2015
YTD

Equinox Frontier Select Fund Class 2 Sector Attributions
Q3 2015 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Hybrids
Total
Q3 2015
YTD

Equinox Frontier Select Fund Class 1 Major Advisor Performance
Q3 2015 and YTD
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Brevan Howard
Transtrend
Q3 2015
YTD

Four of the seven sectors traded in the Equinox Frontier Select Fund were profitable in 3Q 2015. Metals, Currencies, Energies and Hybrids sectors were profitable while Agriculturals, Interest Rates and Stock Indices finished negative for the quarter.

Metals, Currencies, Energies and Hybrids are positive YTD while Agriculturals, Interest Rates and Stock Indices are negative YTD.

In terms of major CTA performance, Brevan Howard, and Transtrend finished positive for the quarter, while Brevan Howard is positive YTD and Transtrend is negative YTD.

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

For the nine months ended September 30, 2014, the Equinox Frontier Select Fund recorded net gain on investments of $1,751,940, net investment income of $0, and total expenses of $979,973, resulting in a net increase in Owners’ capital from operations of $771.967. The NAV per Unit, Class 1, increased from $79.86 at December 31, 2013 to $85.32 as of September 30, 2014. The NAV per Unit, Class 1AP was $85.75 as of September 30, 2014. The NAV per Unit, Class 2, increased from $104.14 at December 31, 2013 to $113.79 as of September 30, 2014. Total Class 1 subscriptions and redemptions for the period were $7,439 and $3,896,176, respectively. Total Class 1AP subscriptions and redemptions for the period were $194,475 and $156,681, respectively. Total Class 2 redemptions for the period were $468,583. Ending capital at September 30, 2014 was $12,621,614 for Class 1, $42,322 for Class 1AP and $1,400,353 for Class 2. Ending capital at December 31, 2013 was $15,852,947 for Class 1 and $1,758,901 for Class 2.

The Equinox Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Four of the six sectors traded in the Equinox Frontier Select Fund were profitable in 3Q 2014. Metals, Currencies, Agriculturals and Interest Rates were positive while Energies, and Stock Indices were negative for the quarter.

Currencies, Agriculturals, and Interest Rates were positive YTD while Metals, Energies and Stock Indices were negative YTD.

In terms of major CTA performance, Brevan Howard and Tiverton finished positive for the quarter and Brevan Howard and Tiverton were positive YTD.

Equinox Frontier Winton Fund

2015

The Equinox Frontier Winton Fund—Class 1 NAV lost 3.75% for the nine months ended September 30, 2015, net of fees and expenses; the Equinox Frontier Winton Fund—Class 1AP NAV lost 1.57% for the nine months ended September 30, 2015, net of fees and expenses the Equinox Frontier Winton Fund—Class 2 NAV lost 1.57% for the nine months ended September 30, 2015, net of fees and expenses.

For the nine months ended September 30, 2015, the Equinox Frontier Winton Fund recorded net gain on investments of $1,524,171, net investment income of $28, and total expenses of $2,444,387, resulting in a net decrease in Owners’ capital from operations of $1,138,715, after non-controlling interests of $218,499. The NAV per Unit, Class 1, decreased from $175.95 at December 31, 2014 to $169.35 as of September 30, 2015. The NAV per Unit, Class 1AP, decreased from $178.18 at December 31, 2014 to $175.39 as of September 30, 2015. The NAV per Unit, Class 2, decreased from $226.23 at December 31, 2014 to $222.68 as of September 30, 2015. Total Class 1 subscriptions and redemptions for the period were $136,211 and $1,958,907, respectively. Total Class 2 redemptions for the period were $787,381. Ending capital at September 30, 2015 was $24,100,220 for Class 1, $37,446 for Class 1AP and $12,164,775 for Class 2. Ending capital at December 31, 2014 was $26,870,878 for Class 1, $38,042 for Class 1AP and $13,142,313 for Class 2.

The Equinox Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Winton Series were profitable in 3Q 2015. Metals, Energies and Interest Rates were positive for the quarter. Currencies, Agriculturals and Stock Indices were negative for the quarter.

Metals, Energies and Interest Rates are positive YTD while Currencies, Agriculturals, and Stock Indices are negative YTD.

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

For the nine months ended September 30, 2014, the Equinox Frontier Winton Fund recorded net gain on investments of $4,644,661, net investment income of $41, and total expenses of $2,212,226, resulting in a net increase in Owners’ capital from operations of $2,432,476. The NAV per Unit, Class 1, increased from $139.59 at December 31, 2013 to $149.17 as of September 30, 2014. The NAV per Unit, The NAV per Unit, Class 1AP was $149.92 as of September 30, 2014. Class 2, increased from $174.17 at December 31, 2013 to $190.34 as of September 30, 2014. Total Class 1 subscriptions and redemptions for the period were $133,316 and $4,632,817, respectively. Total Class 1AP subscriptions and redemptions for the period were $288,379 and $212,304, respectively. Total Class 2 redemptions for the period were $307,865. Ending capital at September 30, 2014 was $23,146,188 for Class 1, $81,651 for Class 1AP, and $11,098,183 for Class 2. Ending capital at December 31, 2013 was $26,164,147 for Class 1 and $10,460,690 for Class 2.

The Equinox Frontier Winton Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Five of the six sectors traded in the Winton Series were profitable in 3Q 2014. Metals, Currencies, Energies, Interest Rates and Stock Indices were positive while Agriculturals was negative for the quarter.

Energies, Stock Indices and Interest Rates were positive YTD while Currencies, Agriculturals, and Metals, are negative YTD.

Equinox Frontier Heritage Fund

2015

The Equinox Frontier Heritage Fund—Class 1 NAV lost 0.87% for the nine months ended September 30, 2015, net of fees and expenses; the Equinox Frontier Heritage Fund—Class 1AP NAV gained 1.38% for the nine months ended September 30, 2015, net of fees and expenses the Equinox Frontier Heritage Fund—Class 2 NAV gained 1.38% for the nine months ended September 30, 2015, net of fees and expenses.

For the nine months ended September 30, 2015, the Equinox Frontier Heritage Fund recorded net gain on investments of $955,121, net investment income of $1, and total expenses of $644,511, resulting in a net decrease in Owners’ capital from operations of $14,464, after non-controlling interests of $325,075. The NAV per Unit, Class 1, decreased from $130.28 at December 31, 2014 to $129.15 as of September 30, 2015. The NAV per Unit, Class 1AP, increased from $131.93 at December 31, 2014 to $133.75 as of September 30, 2015. The NAV per Unit, Class 2, increased from $176.56 to $178.99 as of September 30, 2015. Total Class 1 subscriptions and redemptions for the period were $32,115 and $613,947, respectively. Total Class 1AP subscriptions for the period were $1,288. Total Class 2 redemptions for the period were $202,213. Ending capital at September 30, 2015 was $9,113,122 for Class 1, $60,363 for Class 1AP and $3,056,673 for Class 2. Ending capital at December 31, 2014 was $9,761,819 for Class 1, $58,378 for Class 1AP and $3,207,182 for Class 2.

The Equinox Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Three of the six sectors traded in the Equinox Frontier Heritage Fund were profitable in 3Q 2015. Metals, Currencies and Energies were positive for the quarter, while Agriculturals, Interest Rates and Stock Indices were negative for the quarter.

Metals, Currencies and Energies are positive YTD while Stock Indices, Agriculturals, Metals, and Interest Rates are negative YTD.

In terms of major CTA performance, Brevan Howard and Winton finished positive for the quarter. Brevan Howard finished positive YTD, while Winton is negative YTD.

2014

The Equinox Frontier Heritage Fund—Class 1 NAV gained 6.76% for the nine months ended September 30, 2014, net of fees and expenses; the Equinox Frontier Heritage Fund—Class 1AP NAV gained 10.83% for the two months ended September 30, 2014, net of fees and expenses; the Equinox Frontier Heritage Fund—Class 2 NAV gained 9.18% for the nine months ended September 30, 2014, net of fees and expenses. The inception date of the Equinox Frontier Heritage Fund Class 1AP was July 31, 2014.

For the nine months ended September 30, 2014, the Equinox Frontier Heritage Fund recorded net gain on investments of $1,457,505, net investment income of $0, and total expenses of $644,449, resulting in a net increase in Owners’ capital from operations of $635,396, after non-controlling interests of 177,660 The NAV per Unit, Class 1, increased from $102.05 at December 31, 2013 to $108.95 as of September 30, 2014. The NAV per Unit, Class 1AP, was 109.50 as of September 30, 2014. The NAV per Unit, Class 2, increased from $134.21 at December 31, 2013 to $146.53 as of September 30, 2014. Total Class 1 subscriptions and redemptions for the period were $18,384 and $3,369,362, respectively. Total Class 1AP subscriptions and redemptions were $244,674 and $202,374, respectively. Total Class 2 redemptions for the period were $364,411. Ending capital at September 30, 2014 was $8,380,887 for Class 1, $48,450 for Class 1AP and $2,711,438 for Class 2. Ending capital at December 31, 2013 was $11,328,406 for Class 1 and $2,850,062 for Class 2.

The Equinox Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Four of the six sectors traded in the Equinox Frontier Heritage Fund were profitable in Q3 2014. Metals, Currencies, Interest Rates and Stock Indices were positive while Agriculturals and Energies were negative for the quarter.

Interest Rates and Stock Indices were positive YTD while Metals, Currencies, Agriculturals and Energies were negative YTD.

In terms of major CTA performance, both Brevan Howard and Winton finished positive for the quarter. Both were positive YTD.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of September 30, 2015 and December 31, 2014. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Equinox Frontier Diversified Fund:

	September 30, 2015		December 31, 2014
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$1,561,287	2.51%	$1,276,055	2.13%
Currencies	3,987,241	6.41%	1,670,041	2.78%
Stock Indices	4,132,114	6.64%	3,152,926	5.25%
Metals	213,141	0.34%	124,812	0.21%
Agriculturals/Softs	1,229,396	1.98%	854,409	1.42%
Energy	1,172,896	1.89%	1,677,590	2.80%

Total:	$12,296,075	19.77%	$8,755,833	14.59%

Equinox Frontier Long/Short Commodity Fund:

	September 30, 2015		December 31, 2014
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$106,646	0.66%	$86,055	0.52%
Currencies	298,110	1.86%	206,375	1.24%
Stock Indices	375,412	2.34%	185,321	1.12%
Metals	51,228	0.32%	32,767	0.20%
Agriculturals/Softs	645,419	4.02%	474,912	2.86%
Energy	1,560,809	9.72%	2,278,884	13.71%

Total:	$3,037,624	18.92%	$3,264,314	30.56%

Equinox Frontier Masters Fund:

	September 30, 2015		December 31, 2014
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$738,720	3.25%	$596,543	2.32%
Currencies	1,121,571	4.94%	1,004,876	3.91%
Stock Indices	1,480,715	6.52%	659,851	2.57%
Metals	104,312	0.46%	48,364	0.19%
Agriculturals/Softs	709,547	3.13%	394,545	1.53%
Energy	602,664	2.66%	776,846	3.02%

Total:	$4,757,529	20.96%	$3,481,025	9.62%

Equinox Frontier Balanced Fund:

	September 30, 2015		December 31, 2014
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$2,998,762	3.09%	$3,301,495	3.04%
Currencies	6,958,579	7.17%	4,131,348	3.81%
Stock Indices	5,291,576	5.45%	4,350,810	4.01%
Metals	521,674	0.54%	460,411	0.42%
Agriculturals/Softs	2,985,263	3.08%	2,507,574	2.31%
Energy	1,880,006	1.94%	2,862,415	2.64%

Total:	$20,635,860	21.27%	$17,614,053	16.24%

Equinox Frontier Select Fund:

	September 30, 2015		December 31, 2014
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$413,408	2.15%	$338,847	2.22%
Currencies	704,943	3.66%	684,037	4.48%
Stock Indices	1,050,197	5.46%	124,866	0.82%
Metals	46,979	0.24%	12,156	0.08%
Agriculturals/Softs	421,691	2.19%	140,093	0.92%
Energy	61,834	0.32%	18,880	0.12%

Total:	$2,699,052	14.02%	$1,318,879	8.64%

Equinox Frontier Winton Fund:

	September 30, 2015		December 31, 2014
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$1,678,661	4.56%	$1,081,081	2.70%
Currencies	2,349,991	6.39%	1,845,125	4.61%
Stock Indices	1,225,442	3.33%	847,093	2.12%
Metals	236,330	0.64%	112,363	0.28%
Agriculturals/Softs	652,529	1.77%	478,222	1.19%
Energy	255,152	0.69%	141,408	0.35%

Total:	$6,398,105	17.38%	$4,505,292	11.25%

Equinox Frontier Heritage Fund:

	September 30, 2015		December 31, 2014
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$320,110	2.01%	$228,140	1.38%
Currencies	456,545	2.87%	381,353	2.30%
Stock Indices	266,805	1.68%	194,764	1.18%
Metals	48,291	0.30%	23,407	0.14%
Agriculturals/Softs	137,394	0.86%	101,074	0.61%
Energy	47,923	0.30%	28,157	0.17%

Total:	$1,277,068	8.02%	$956,895	5.78%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of September 30, 2015, by market sector.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of September 30, 2015 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon their evaluation, the Chief Executive Officer and Principal Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting for the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Scope of Exhibit 31 Certifications

The certifications of the Chief Executive Officer and the Principal Financial Officer of the Managing Owner included as Exhibits 31.1 and 31.2, respectively, to this Form 10-Q apply not only to the Trust as a whole but also to each Series individually.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There are no material legal proceedings pending against the Trust, nor any of the Series.

On November 13, 2015, however, the Managing Owner reached an agreement in principle with the SEC providing for the entry into a consent order to settle allegations related to certain disclosures concerning the valuation of certain options invested in by certain of the Series, as well as the Managing Owner’s calculation and disclosure of management fees paid by investors in certain of the Series. Under the terms of the consent order, the Managing Owner neither admits nor denies the negligence-based allegations made by the SEC and will make a monetary payment.

While the Managing Owner is in the early stage of discussions with the CFTC regarding similar negligence-based claims, the Managing Owner expects to finalize an agreement in principal with the CFTC shortly.

The agreements in principle with the SEC and CFTC are subject to each agency obtaining final internal approvals. There can be no assurance that such approvals will be obtained in a timely manner, if at all.

ITEM 1A.	RISK FACTORS.

The section entitled “Risk Factors” beginning on page 18 of the Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-185695) is incorporated by reference into this section.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Registrant for the three months ended September 30, 2015. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Registrant claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act, as a sale by an issuer not involving a public offering.

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

Equinox Frontier Funds
(Registrant)

Date: November 13, 2015	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	By:	/s/ VANCE SANDERS
Vance Sanders
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Balanced Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: November 13, 2015	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	By:	/s/ VANCE SANDERS
Vance Sanders
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Heritage Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: November 13, 2015	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	By:	/s/ VANCE SANDERS
Vance Sanders
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Winton Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: November 13, 2015	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	By:	/s/ VANCE SANDERS
Vance Sanders
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Select Fund,
a Series of Equinox Frontier Funds (Registrant)

Date: November 13, 2015	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	By:	/s/ VANCE SANDERS
Vance Sanders
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Long/Short Commodity Fund, a Series of Equinox Frontier Funds (Registrant)

Date: November 13, 2015	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	By:	/s/ VANCE SANDERS
Vance Sanders
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Diversified Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: November 13, 2015	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	By:	/s/ VANCE SANDERS
Vance Sanders
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Masters Fund,
a Series of Equinox Frontier Funds
(Registrant)

Date: November 13, 2015	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	By:	/s/ VANCE SANDERS
Vance Sanders
Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds